Form 10-Q
period 1996-06-30
RUSH ENTERPRISES INC \TX\
filed 1996-08-14
CIK 1012019

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from                      to
                               --------------------    ---------------------

                        Commission file number 333-3346

                              --------------------

                             RUSH ENTERPRISES, INC.
             (Exact name of registrant as specified in its charter)


                 Texas                                 74-1733016
      (State or other jurisdiction of               (I.R.S. Employer
      incorporation or organization)                Identification No.)



                               8810 I.H. 10 East
                            San Antonio, Texas 78219
                    (Address of principal executive offices)
                                   (Zip Code)


                                 (210) 661-4511
              (Registrant's telephone number, including area code)



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes  X    No
                               -----    -----

                              --------------------

     Indicated below is the number of shares outstanding of the registrant's only class of common stock, as of August 9, 1996.


                                                     Number of
                                                      Shares
                Title of Class                      Outstanding
         ----------------------------               -----------
         Common Stock, $.01 Par Value                6,643,730

                    RUSH ENTERPRISES, INC. AND SUBSIDIARIES

                                     INDEX

PART I.  FINANCIAL INFORMATION                                                                                PAGE
                                                                                                              ----

     Item 1.  Financial Statements

         Consolidated Balance Sheets - June 30, 1996 (unaudited) and
           December 31, 1995 (audited) . . . . . . . . . . .  . . .  . . . .  . . . . . . . . . . . . . . . .    3

         Consolidated Statements of Income - For the Three Months and Six Months
           Ended June 30, 1996 and 1995 (unaudited) . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    4

         Consolidated Statements of Cash Flows - For the Six Months Ended
           June 30, 1996 and 1995 (unaudited) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    5

         Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    6

     Item 2.  Management's Discussion and Analysis of Financial Condition
                and Results of Operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    8

PART II.  OTHER INFORMATION  . . . . . . . . . . . . . . . . . . . . . . . . . . . .. . . . . . . . . . . . .   13

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .. . . . . . . 14

PART I
Item 1.  Financial Statements

                   RUSH ENTERPRISES, INC. AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS
                                (in thousands)

                                                                         JUNE 30,        DECEMBER 31,
                                                                           1996             1995
                         ASSETS                                        (UNAUDITED)        (AUDITED)
                                                                     ---------------   ---------------
CURRENT ASSETS:
   Cash and cash equivalents                                         $        21,547   $         2,149
   Accounts receivable, net                                                   14,564            16,411
   Inventories                                                                39,261            36,517
   Prepaid expenses and other                                                    321               266
                                                                     ---------------   ---------------

           Total current assets                                               75,693            55,343

PROPERTY AND EQUIPMENT, net                                                   20,753            17,560

OTHER ASSETS, net                                                              3,259             3,176
                                                                     ---------------   ---------------

           Total assets                                              $        99,705   $        76,079
                                                                     ===============   ===============


           LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Floorplan notes payable                                           $        34,602   $        34,294
   Current maturities of long-term debt                                        3,737             3,600
   Advances outstanding under lines of credit                                     20                10
   Trade accounts payable                                                      7,019             7,591
   Dividends payable                                                              81             1,615
   Accrued expenses                                                            5,902             7,607
                                                                     ---------------   ---------------

           Total current liabilities                                          51,361            54,717

DEFERRED INCOME TAXES                                                            325             - 0 -

LONG-TERM DEBT, net of current maturities                                     13,994            13,677

SHAREHOLDERS' EQUITY:
   Rush Enterprises, Inc., common stock, par value $.01 per
       share; 25,000,000 shares authorized; 3,750,000 and
       6,625,000 outstanding at December 31, 1995 and June 30,
       1996, respectively.                                                        66                38
   Associated Acceptance, Inc., common stock, par value $1.00 per share; 750,000 shares authorized; 451,000 shares
       outstanding at December 31, 1995 and June 30, 1996.                     - 0 -                 6
   Additional paid-in capital                                                 33,819               729
   Retained earnings                                                             140             6,912
                                                                     ---------------   ---------------

           Total shareholders' equity                                         34,025             7,685
                                                                     ---------------   ---------------

           Total liabilities and shareholders' equity                $        99,705   $        76,079
                                                                     ===============   ===============

       The accompanying notes are an integral part of these consolidated financial statements.

                    RUSH ENTERPRISES, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
             (in thousands, except earnings per share - unaudited)

                                                                             THREE MONTHS ENDED       SIX MONTHS ENDED
                                                                                  JUNE 30,                 JUNE 30,
                                                                          ----------------------   ---------------------
                                                                             1996         1995       1996         1995
                                                                          ---------    ---------   ---------   ---------
REVENUES:
   New and used truck sales                                               $  63,190    $  47,955   $ 121,323   $  95,471
   Parts and service                                                         16,174       13,720      31,951      26,070
   Lease and rental                                                           3,468        2,358       6,636       4,568
   Finance and insurance                                                      1,389          913       2,875       1,954
   Other                                                                        388          394         698         599
                                                                          ---------    ---------   ---------   ---------

              Total revenues                                                 84,609       65,340     163,483     128,662

COST OF PRODUCTS SOLD                                                        71,061       55,150     135,061     108,823
                                                                          ---------    ---------   ---------   ---------

GROSS PROFIT                                                                 13,548       10,190      28,422      19,839

SELLING, GENERAL AND ADMINISTRATIVE                                           9,882        7,610      21,784      15,082

DEPRECIATION AND AMORTIZATION                                                   588          415       1,134         835
                                                                          ---------    ---------   ---------   ---------

OPERATING INCOME                                                              3,078        2,165       5,504       3,922

INTEREST EXPENSE                                                              1,072          637       2,046       1,229

MINORITY INTEREST                                                             - 0 -           74       - 0 -         113
                                                                          ---------    ---------   ---------   ---------

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES                         2,006        1,454       3,458       2,580

PROVISION FOR INCOME TAXES                                                      400        - 0 -         400       - 0 -
                                                                          ---------    ---------   ---------   ---------

INCOME FROM CONTINUING OPERATIONS                                             1,606        1,454       3,058       2,580

DISCONTINUED OPERATIONS:
   Operating income (loss)                                                    - 0 -            1       - 0 -        (224)
   Gain on disposal                                                           - 0 -        - 0 -       - 0 -       1,785
                                                                          ---------    ---------   ---------   ---------

NET INCOME                                                                $   1,606    $   1,455   $   3,058   $   4,141
                                                                          =========    =========   =========   =========

UNAUDITED PRO FORMA DATA:
   Income from continuing operations before income taxes                  $   2,006    $   1,454   $   3,458   $   2,580
   Pro forma adjustments to reflect federal and state income taxes              762          552       1,314         980
                                                                          ---------    ---------   ---------   ---------
   Proforma income from continuing operations after provision
    for income taxes                                                      $   1,244    $     902   $   2,144   $   1,600
                                                                          =========    =========   =========   =========

   Pro forma income from continuing operations per share                  $     .26    $     .21   $     .47   $     .37
                                                                          =========    =========   =========   =========
   Weighted average shares outstanding used in the pro forma
     income from continuing operations per share calculation                  4,758        4,297       4,528       4,297
                                                                          =========    =========   =========   =========

       The accompanying notes are an integral part of these consolidated financial statements.

                   RUSH ENTERPRISES, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (in thousands - unaudited)

                                                                                              SIX MONTHS ENDED
                                                                                                   JUNE 30,
                                                                                          ---------------------------
                                                                                              1996           1995
                                                                                          -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income from continuing operations                                                 $     3,058     $     2,580
    Adjustments to reconcile net income to cash provided
        by (used in) continuing operations
           Depreciation and amortization                                                        1,134             835
           Provision for deferred income tax expense                                              325           - 0 -
           Minority interest                                                                    - 0 -             113
           Change in receivables                                                                1,847            (460)
           Change in inventories                                                               (2,744)         (3,168)
           Change in other current assets                                                         (55)            (70)
           Change in accounts payable                                                            (572)            595
           Change in accrued liabilities                                                       (1,701)         (2,437)
                                                                                          -----------     -----------
    Net cash provided by (used in) continuing operations                                        1,292          (2,012)
    Net cash provided by (used in) discontinued operations                                      - 0 -             785
                                                                                          -----------     -----------
    Net cash provided by (used in) operating activities                                         1,292          (1,227)
CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisition of property and equipment                                                      (4,601)         (1,730)
    Proceeds from the sale of property and equipment                                              554             851
    Proceeds from the sale of discontinued operations                                           - 0 -           3,601
    Change in other assets                                                                       (258)             (8)
                                                                                          -----------     -----------
    Net cash provided by (used in) investing activities                                        (4,305)          2,714
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from the sale of common stock                                                     31,303           - 0 -
    Proceeds from notes payable                                                                 2,643           2,939
    Principal payments on notes payable                                                        (2,278)         (1,596)
    Draws (payments) on floor plan financing, net                                                 308           1,354
    Draws (payments) on line of credit, net                                                       (10)           (840)
    Dividends paid                                                                             (9,555)         (2,570)
                                                                                          -----------     -----------
    Net cash provided by (used in) financing activities                                        22,411            (713)
NET INCREASE (DECREASE) IN CASH
    AND CASH EQUIVALENTS                                                                       19,398             774
CASH AND CASH EQUIVALENTS -  BEGINNING OF YEAR                                                  2,149             851
                                                                                          -----------     -----------
CASH AND CASH EQUIVALENTS - END OF PERIOD                                                 $    21,547     $     1,625
                                                                                          ===========     ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
    INFORMATION:
    Cash paid during year for interest                                                          2,034           1,401


       The accompanying notes are an integral part of these consolidated financial statements

                    RUSH ENTERPRISES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1 - PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

     The interim consolidated financial statements included herein have been prepared by Rush Enterprises, Inc. and subsidiaries (collectively referred to as the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). All adjustments have been made to the accompanying interim consolidated financial statements which are, in the opinion of the Company's management, necessary for a fair presentation of the Company's operating results. All adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is recommended that these interim consolidated financial statements be read in conjunction with the combined financial statements and the notes thereto included in the Company's registration statement on Form S-1. Certain prior period amounts have been reclassified for comparative purposes.

2 - CORPORATE REORGANIZATION AND COMMON STOCK OFFERING

     The Company successfully completed an initial public offering (the Offering) of 2,875,000 common shares on June 12, 1996. As part of this transaction, the Company terminated its S corporation federal tax election and was subject to federal and certain state income taxes from that date forward. On June 12, 1996 the Company paid the S Corporation shareholder $6.5 million representing the undistributed accumulated earnings of the S Corporation prior to June 12, 1996.

     Following the Offering there were 6,625,000 common shares outstanding, including 3,750,000 owned by the shareholder of the predecessor S Corporation.

     As part of the reorganization, the Company acquired as a wholly-owned subsidiary a managing general agent (the "MGA") to manage all of the operations of Associated Acceptance, Inc. ("AA"). The MGA is responsible for funding the operations of AA, directing the use of AA's assets, and incurring liabilities on AA's behalf in exchange for the MGA receiving any and all net income of AA.
W. Marvin Rush, the sole shareholder of AA, is prohibited from the sale or transfer of the capital stock of AA under the MGA agreement, except as designated by the Company. Therefore, the financial position and operations of AA have been included as part of the Company's consolidated financial position and results of operations.

3 - DEFERRED FEDERAL INCOME TAXES

     Effective with the corporate reorganization on June 12, 1996 (see Note 2), the Company adopted the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). SFAS 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in a company's financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the differences between the financial statement and tax bases of assets and liabilities using currently enacted tax rates in effect for the years in which the differences are expected to reverse.

     As a result of adopting SFAS 109, the Company reported Deferred Income Tax Expense of $325,000 in the quarter ended June 30, 1996. The tax effects of the temporary differences that gave rise to this expense are summarized below:


                                                   June 30, 1996
                                                   (in thousands)
                                                   --------------
           Deferred tax assets -  book expense
            provisions in excess of tax                 $596
           Deferred tax liabilities - tax
            depreciation and amortization
            in excess of book                            921
                                                        ----
           Net deferred tax liability                   $325


     The Company did not record any valuation allowances against the deferred income tax assets at June 30, 1996.

4 - PRO FORMA INFORMATION (UNAUDITED)

Pro Forma Income From Continuing Operations and Income From Continuing Operations Per Share (Unaudited)

     Pro forma income from continuing operations and pro forma income from continuing operations per share for the three and six months ended June 30, 1995 and 1996, have been determined assuming that the Company had been taxed as a C corporation for federal and certain state income tax purposes for such periods.

     Pro forma income from continuing operations per share had been computed using the weighted average number of common shares outstanding of Rush Enterprises, Inc. Weighted average common shares for all periods presented prior to the Offering have been increased by 547,400 shares to reflect the number of shares that would have to be sold at the offering price per share which would be necessary to repay an approximate $6,000,000 distribution of undistributed S corporation earnings.

     The pro forma effect of the retirement of debt of approximately $900,000 on pro forma income from continuing operations per share would be immaterial. Thus, the Company has not presented supplemental pro forma income from continuing operations per share data.

5 - PUBLIC OFFERING PROCEEDS

     The following shows the disposition of cash received from the Company's public offering.

                                                        (in thousands)
        Cash and short-term investments                     $24,124
        Payment of undistributed subchapter S
         corporation earnings to subchapter S
         shareholder                                          6,500
        Payment of public offering expenses                     781
        Payoffs of long-term debt                               680
                                                            -------
        Offering proceeds - net of underwriting costs       $32,085


     The Company indicated in its registration statement on Form S-1 that it intended to use a portion of the Offering proceeds to pay off approximately $4.4 million of debt. Following the Offering, the Company was able to renegotiate lower interest rates on $3.5 million of debt, and thus did not pay off the entire intended amount. Cash reserves will be invested until required for general corporate purposes, including working capital, funds for opening of additional locations and strategic acquisitions.

PART I

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following comments should be read in conjunction with the Company's consolidated financial statements and related notes included elsewhere in this quarterly report on Form 10-Q.

GENERAL

     Rush Enterprises operates a regional network of truck centers that provide an integrated one-stop source for the trucking needs of its customers, including retail sales of new Peterbilt and used heavy-duty trucks; parts, service and body shop facilities; and a wide array of financial services, including the financing of new and used truck purchases, insurance products and truck leasing and rentals.

     In February 1994, the Company purchased the assets of Engs Motor Truck Company ("Engs"), which consisted of three full-service Peterbilt dealerships located in Pico Rivera, Fontana and Ventura, California, and a parts store located in Sun Valley, California. As part of the Company's acquisition strategy, the Company closed the Ventura facility in August 1994, consolidating its operations into the remaining facilities.

     In March 1995, the Company sold an automobile dealership in San Antonio, Texas. The financial results of this business are presented in the financial statements for the six months ended June 30, 1995, as "discontinued operations".

     In December 1995, the Company acquired the assets of Kerr Consolidated, Inc., which consisted of a full-service Peterbilt dealership and stand-alone leasing facility in Oklahoma City, Oklahoma, and a full-service Peterbilt dealership in Tulsa, Oklahoma.

RESULTS OF OPERATIONS

     The following discussion and analysis includes the Company's historical results of operations for the three months and six months ended June 30, 1995 and 1996, without giving effect to pro forma results of operations for the Company's Oklahoma and California operations acquired in December 1995 and February 1994, respectively, except as expressly indicated.

The following table sets forth for the periods indicated certain financial data as a percentage of total revenues:


                                                                    Three Months                  Six Months
                                                                    Ended June 30,               Ended June 30,
                                                                  ------------------           ------------------
                                                                   1995        1996             1995        1996
                                                                  ------      ------           ------      ------
New and used truck sales . . . . . . . . . . . . . . . . . . .     73.4%       74.7%            74.2%       74.2%
Parts and service . . . . . . . . . . . . .. . . . . . . . . .     21.0        19.1             20.3        19.5
Lease and rental. . . . . . . . . . . . . .. . . . . . . . . .      3.6         4.1              3.6         4.1
Finance and insurance . . . . . . . . . . .. . . . . . . . . .      1.4         1.6              1.5         1.8
Other . . . . . . . . . . . . . . . . . . .. . . . . . . . . .       .6          .5               .4          .4
                                                                  -----      ------           ------      ------
        Total revenues . . . . . . . . . . . . . . . . . . . .    100.0       100.0            100.0       100.0
Cost of products sold . . . . . . . . . . .. . . . . . . . . .     84.4        84.0             84.6        82.6
                                                                  -----      ------           ------      ------
Gross profit . . . . . . . . . . . . . . . . . . . . . . . . .     15.6        16.0             15.4        17.4
Selling, general and administrative expenses                       11.6        11.7             11.7        13.3
Depreciation and amortization . . . . . . .. . . . . . . . . .       .6          .7               .7          .7
                                                                  -----      ------           ------      ------
Operating income . . . . . . . . . . . . . . . . . . . . . . .      3.4         3.6              3.0         3.4
Interest expense . . . . . . . . . . . . . . . . . . . . . . .      1.0         1.2               .9         1.3
Minority interest  . . . . . . . . . . . . . . . . . . . . . .       .2        -.0-               .1        -.0-
                                                                  -----      ------           ------      ------
Income from continuing operations . . . . .. . . . . . . . . .      2.2%        2.4%             2.0%        2.1%

THREE MONTHS ENDED JUNE 30, 1996 COMPARED TO THREE MONTHS ENDED JUNE 30, 1995

Revenues

     Revenues increased by approximately $19.3 million, or 29.5%, from $65.3 million to $84.6 million from the second quarter of 1995 to the second quarter of 1996. This increase was principally a result of the acquisition of the Company's Oklahoma operations in December 1995. In addition, slight gains were achieved in parts and service, lease and rental, and finance and insurance operations at the Company's other locations.

     Sales of new and used trucks increased by approximately $15.2 million, or 31.8%, from $48.0 million to $63.2 million from the second quarter of 1995 to the second quarter of 1996. The acquisition of the Oklahoma operations contributed $9.0 million of new and used truck sales, which supplemented an increase in new and used truck sales of $6.2 million at the Company's other operations. Unit sales of new and used trucks increased by 16.9% and decreased by 8.1%, respectively, from the second quarter of 1995 to the second quarter of 1996, while new truck average revenue per unit increased by 12.6% and used truck average revenue per unit decreased by 40.5%. All but 1.9% of the growth in new truck unit sales was attributable to the acquisition of the Company's Oklahoma operations. Incremental used truck sales from the Oklahoma acquisition partially offset sales declines at the Company's San Antonio and Houston, Texas operations. New truck prices increased at a rate slightly higher than inflation, and used truck prices decreased due to an oversupply of used trucks in the market.

     Parts and service sales increased by approximately $2.5 million, or 17.9%, from $13.7 million to $16.2 million primarily as a result of the inclusion of the Oklahoma operations. The remaining increase was due to the addition of 18 service and body shop bays during 1995 at the Company's facilities in San Antonio, Texas (10), Lufkin, Texas (6) and Fontana, California (2).

     Lease and rental revenues increased by approximately $1.1 million, or 47.1%, from $2.4 million to $3.5 million, primarily as a result of the acquisition of the Company's Oklahoma lease and rental operations in December 1995.

     Finance and insurance revenues increased by approximately $476,000, or 52.1%, from $913,000 to $1.4 million from the second quarter of 1995 to the second quarter of 1996. The majority of the increase resulted from lower borrowing costs, with the balance of the increase resulting from the acquisition of the Company's Oklahoma operations in December 1995. Finance and insurance revenues have limited direct costs and, therefore, contribute a disproportionate share of operating profits.

Gross Profit

     Gross profit increased by approximately $3.4 million, or 33.0%, from $10.2 million to $13.5 million from the second quarter of 1995 to the second quarter of 1996, primarily due to the increase in revenues from the Oklahoma operations. Gross profit as a percentage of sales increased from 15.6% to 16.0% from the second quarter of 1995 to the second quarter of 1996. The net increase in gross margins resulted from lower gross margins on new truck sales being more than offset by higher gross margins from parts, service and body shop operations.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses increased by approximately $2.3 million, from $7.6 million to $9.9 million, or 29.9%, from the second quarter of 1995 to the second quarter of 1996. The majority of the increase resulted from the acquisition of the Company's Oklahoma operations in December 1995. Most of the remaining increase was due to increased truck sales commissions. Selling, general and administrative expenses as a percent of revenue were 11.7% for the second quarter of 1996 and 11.6% for the same quarter of 1995.

Interest Expense

     Interest expense increased by approximately $435,000 from $637,000 to $1.1 million, or 68.3%, from the second quarter of 1995 to the second quarter of 1996, primarily as the result of increased levels of floor plan financing associated with higher inventory levels at all locations and additional inventories associated with the inclusion of the Company's Oklahoma operations acquired in December 1995, and to a lesser extent from increases in interest rates on the Company's variable-rate borrowings and higher average outstanding debt balances.

Income from Continuing Operations

     Income from continuing operations increased by $552,000, or 38.0% from $1.5 million to $2.0 million from the second quarter of 1995 to the second quarter of 1996, as a result of the factors described above.



SIX MONTHS ENDED JUNE 30, 1996 COMPARED TO SIX MONTHS ENDED JUNE 30, 1995

Revenues

     Revenues increased by approximately $34.8 million, or 27.1%, from $128.7 million to $163.5 million from the first six months of 1995 to the first six months of 1996. This increase was principally a result of the acquisition of the Company's Oklahoma operations in December 1995. In addition, slight gains were achieved in parts and service, lease and rental, and finance and insurance operations at the Company's other locations.

     Sales of new and used trucks increased by approximately $25.9 million, or 27.1%, from $95.5 million to $121.3 million from the first six months of 1995 to the first six months of 1996. The acquisition of the Oklahoma operations contributed $20.4 million of new and used truck sales, which supplemented an increase in new and used truck sales of $5.5 million at the Company's other operations. Unit sales of new and used trucks increased by 15.8% and 14.0%, respectively, from the first six months of 1995 to the first six months of 1996, while new and used truck average revenue per unit increased by 9.0% and 13.9%, respectively. All of the growth in new and used truck unit sales was attributable to the acquisition of the Company's Oklahoma operations. New truck prices increased at a rate slightly higher than inflation, and used truck prices decreased due to an oversupply of used trucks in the market.

     Parts and service sales increased by approximately $5.9 million, or 22.6%, from $26.1 million to $32.0 million primarily as a result of the inclusion of the Oklahoma operations. The remaining increase was due to the addition of 18 service and body shop bays during 1995 at the Company's facilities in San Antonio, Texas (10), Lufkin, Texas (6) and Fontana, California (2).

     Lease and rental revenues increased by approximately $2.1 million, or 45.3%, from $4.6 million to $6.6 million, primarily as the result of the acquisition of the Company's Oklahoma lease and rental operations in December 1995.

     Finance and insurance revenues increased by approximately $921,000, or 47.1%, from $2.0 million to $2.9 million from the first six months of 1995 to the first six months of 1996. The majority of the increase resulted from lower borrowing costs, with the balance of the increase resulting from the acquisition of the Company's Oklahoma operations in December 1995. Finance and insurance revenues have limited direct costs and, therefore, contribute a disproportionate share of operating profits.

Gross Profit

     Gross profit increased by approximately $8.6 million, or 43.3%, from $19.8 million to $28.4 million from the first six months of 1995 to the first six months of 1996, primarily due to the increase in revenues from the Oklahoma operations. Gross profit as a percentage of sales increased from 15.4% to 17.4% from the first six months of 1995 to the first six months of 1996. The net increase in gross margins resulted from lower gross margins on new truck sales being offset by higher gross margins from parts, service and body shop operations.

Selling, General and Administrative Expenses

     Selling, general, and administrative expenses increased by approximately $6.7 million, from $15.1 million to $21.8 million, or 44.4%, from the first six months of 1995 to the first six months of 1996. The majority of the increase resulted from the acquisition of the Company's Oklahoma operations in December 1995. Most of the remaining increase was due to increased truck sales commissions. Selling, general and administrative expenses as a percent of revenue were 13.3% for the first half of 1996 and 11.7% for the same period of 1995.

Interest Expense

     Interest expense increased by approximately $817,000 from $1.2 million to $2.0 million, or 66.5%, from the first six months of 1995 to the first six months of 1996, primarily as the result of increased levels of floor plan financing associated with higher inventory levels at all locations and additional inventories associated with the inclusion of the Company's Oklahoma operations acquired in December 1995, and to a lesser extent from increases in interest rates on the Company's variable-rate borrowings and higher average outstanding debt balances.

Income from Continuing Operations

     Income from continuing operations increased by $878,000, or 34.0% from $2.6 million to $3.5 million from the first six months of 1995 to the first six months of 1996, as a result of the factors described above.



LIQUIDITY AND CAPITAL RESOURCES

     The Company's short-term cash needs are primarily for working capital, including inventory requirements, expansion of existing facilities and acquisitions of new facilities. These short-term cash needs have historically been financed with retention of profits and borrowings under credit facilities available to the Company.

     In June 1996, the Company completed the initial public offering of 2,875,000 shares of common stock and received net proceeds of approximately $32.1 million. As a result of the initial public offering, working capital levels have generally increased. At June 30, 1996, the Company had working capital of approximately $24.3 million, including $21.5 million in cash and cash equivalents, $14.6 million in accounts receivable and $39.3 million in inventories, less $12.9 million of accounts payable and accrued expenses, $3.7 million of current maturities on long-term debt and $4.6 million outstanding under floor plan financing. The aggregate maximum borrowing limits under working capital lines of credit with various commercial banks are approximately $6.0 million. The Company's floor plan agreements with its primary lender limit the aggregate amount of borrowings based on the number of new and used trucks. As of June 30, 1996, the Company's floor plan arrangements permit the financing of up to 692 new trucks and 283 used trucks.

     For the first six months of 1995, operating activities resulted in net cash used in operations of approximately $1.2 million. The use of cash in operations was primarily due to higher levels of inventories.

     For the first six months of 1996, operating activities provided $1.3 million of cash. Net income of $3.1 million, a decrease in accounts receivable of $1.8 million and provisions for depreciation, amortization, and deferred taxes totaling $1.5 million more than offset increases in inventories of $2.7 million and accounts payable and accrued liabilities of $2.7 million.

     During the first six months of 1995, the Company generated $2.7 million of net cash in investing activities, as capital expenditures of $1.7 million were more than offset by the proceeds from the sale of discontinued operations of $3.6 million.

     During the first six months of 1996, the Company used $4.3 million for investing activities, primarily acquisitions of real estate related to the Oklahoma operations.

     Net cash used in financing activities in the first half of 1995 amounted to $713,000. Proceeds from increased notes payable and additional floor plan financing were more than offset by higher dividends to the S corporation shareholder.

     For the first half of 1996, net cash provided by financing activities amounted to $22.4 million. Net proceeds from the Offering of $31.3 million, after direct expenses of the Offering of $781,000, were partially offset by an increase of $9.6 million in dividends paid to the S corporation shareholder.

     During 1995, the Company arranged financing for approximately 25% of its total new and used truck sales, with approximately 65% related to new truck sales and the remaining 35% of financing related to used truck sales. The Company's new and used truck financing is typically provided through Associates and PACCAR Financial. The Company financed approximately $53.2 million of new and used truck purchases in 1995. The Company's contracts with Associates and PACCAR Financial provide for payment to the Company of all finance charges in excess of a negotiated discount rate within 30 days of the date of financing, with such payments subject to offsets resulting from the early pay-off, or defaults under, of installment contracts previously sold to Associates and PACCAR Financial by the Company. The Company's agreements with Associates and PACCAR Financial limit the aggregate liability of the Company for defaults under the installment contracts sold to Associates and PACCAR Financial to $400,000 and $200,000 per year, respectively.

     Substantially all of the Company's truck purchases from PACCAR are made on terms requiring payment within 15 days or less form the date of shipment of the trucks from the factory. The Company finances all, or substantially all, of the purchase price of its new truck inventory, and 75% of the loan value of its used truck inventory, under a floor plan arrangement with GMAC under which GMAC pays PACCAR directly with respect to new trucks. The company makes monthly interest payments on the amount financed but is not required to commence loan principal repayments prior to sale of new vehicles to GMAC for a period of 12 months and for used vehicles for a period of three months. At June 30, 1996, the Company had $34.6 million outstanding under its floor plan financing arrangement with GMAC. GMAC permits the Company to earn, for up to one-half of the amount borrowed under its floor plan financing arrangement with GMAC, interest at the prime rate on overnight funds deposited by the Company with GMAC. Following the Offering GMAC increased the amount of funds that the Company can earn interest at the prime rate to include one-half of the outstanding floor plan financing, real estate financing and the line of credit extended by GMAC.

Backlogs

     The Company enters firm orders into its backlog at the time the order is received. Customer orders are typically filed in 75 to 90 days and customers normally place orders on that basis. However, certain customers, including fleets and governments, typically place orders six months to one year in advance of their desired delivery date. The Company in the past has typically allowed customers to cancel orders at any time prior to delivery, and the Company's level of cancellations is affected by general economic conditions, economic recessions and customer business cycles. As a percentage of orders, cancellations historically have ranged from 5% to 12% of annual order volume. The Company's backlogs as of June 30, 1995 and June 30, 1996, were approximately $90.0 million and $92.0 million, respectively. Backlogs increased principally due to higher average unit prices in 1996.

Seasonality

     The Company's business is moderately seasonal. Seasonal effects on new truck sales related to the seasonal purchasing patterns of any single customer type are mitigated by the Company's diverse customer base, including small and large fleets, governments, corporations and owner operators. However, truck, parts and service operations historically have experienced higher volumes of sales in the second and third quarters. The Company has historically received benefits from volume purchases and meeting vendor sales targets in the form of cash rebates, which are typically recognized when received. Approximately 50% of such rebates are typically received in the fourth quarter, resulting in a seasonal increase in gross profit.

Cyclicality

     The Company's business, as well as the entire retail heavy-duty truck industry, is dependent on a number of factors relating to general economic conditions, including fuel prices, interest rate fluctuations, economic recessions and customer business cycles. In addition, unit sales of new trucks have historically been subject to substantial cyclical variation based on such general economic conditions. Although the Company believes that its geographic expansion and diversification into truck-related services, including financial services, leasing, rentals and service and parts, will reduce the overall impact to the Company resulting from general economic conditions affecting heavy-duty truck sales, the Company's operations may be materially and adversely affected by any continuation or renewal of general downward economic pressures or adverse cyclical trends.

Effects of Inflation

     The Company believes that the relatively moderate inflation over the last few years has not had a significant impact on the Company's revenue or profitability. The company does not expect inflation to have any near-term material effect on the sales of its products, although there can be no assurance that such an effect will not occur in the future.

PART II.  OTHER INFORMATION

     Item 1.  Legal Proceedings

              None

     Item 2.  Changes in Securities

              None

     Item 3.  Defaults upon Senior Securities

              None

     Item 4.  Submission of Matters to a Vote of Security Holders

              None

     Item 5.  Other Information

              None

     Item 6.  Exhibits and Reports on Form 8-K

              a)  Exhibits

                  Exhibit
                   Number
                  -------
                    11.1     Computation of pro forma earnings per share

                    27.1     Financial data schedule

              b)  Reports on Form 8-K

                  None

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          RUSH ENTERPRISES, INC.



   Date:  August 14, 1996                 By: /s/ W. MARVIN RUSH
                                             ---------------------------------
                                          Name:  W. Marvin Rush
                                          Title: Chairman and Chief
                                                 Executive Officer
                                                 (Principal Executive Officer)

   Date:  August 14, 1996                 By: /s/ D. JEFFERY MICHELL
                                             ---------------------------------
                                          Name:  D. Jeffery Michell
                                          Title: Vice President and Chief
                                                 Financial Officer
                                                 (Principal Financial and
                                                 Accounting Officer)

                               INDEX TO EXHIBITS



     EXHIBIT
     NUMBER                      DESCRIPTION
     -------                     -----------

      11.1        Computation of pro forma earnings per share

      27.1        Financial Data Schedule