Form 10-Q
period 1996-09-30
RUSH ENTERPRISES INC \TX\
filed 1996-11-14
CIK 1012019

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER  30, 1996

                                       OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ______________________

                        Commission file number 333-3346

                             --------------------

                             RUSH ENTERPRISES, INC.
             (Exact name of registrant as specified in its charter)

                     Texas                             74-1733016
         (State or other jurisdiction of             I.R.S. Employer
         incorporation or organization)            Identification No.)


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

                          Yes      X      No
                                 -----          ------

                             --------------------

         Indicated below is the number of shares outstanding of the registrant's only class of common stock, as of November 11, 1996.

                                                         Number of
                                                           Shares
                 Title of Class                         Outstanding
                 --------------                         -----------
         Common Stock, $.01 Par Value                     6,643,730

                    RUSH ENTERPRISES, INC. AND SUBSIDIARIES

                                     INDEX





PART I.  FINANCIAL INFORMATION                                                                                           PAGE
                                                                                                                         ----
         Item 1.  Financial Statements

             Consolidated Balance Sheets - September 30, 1996 (unaudited) and
                December 31, 1995 (audited)  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         3

             Consolidated Statements of Income - For the Three Months and Nine Months
                Ended September 30, 1996 and 1995 (unaudited)  . . . . . . . . . . . . . . . . . . . . . . . . . .         4

             Consolidated Statements of Cash Flows - For the Nine Months Ended
                September 30, 1996 and 1995 (unaudited)  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         5

             Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         6

         Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         8

PART II.  OTHER INFORMATION  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        14

SIGNATURES   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        15

PART I
Item 1.  Financial Statements

                   RUSH ENTERPRISES, INC. AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS
                                (In thousands)

                                                                              September 30,             December 31,
                                                                                 1996                      1995
                          ASSETS                                              (Unaudited)                (Audited)
                          ------                                             ------------             ------------
CURRENT ASSETS:
  Cash and cash equivalents                                                  $     21,671             $      2,149
  Accounts receivable, net                                                         16,549                   16,411
  Inventories                                                                      42,093                   36,517
  Prepaid expenses and other                                                          437                      266
                                                                             ------------             ------------
          Total current assets                                                     80,750                   55,343

PROPERTY AND EQUIPMENT, net                                                        21,608                   17,560

OTHER ASSETS, net                                                                   3,269                    3,176
                                                                             ------------             ------------
          Total assets                                                       $    105,627             $     76,079
                                                                             ============             ============

          LIABILITIES AND SHAREHOLDERS' EQUITY
          ------------------------------------
CURRENT LIABILITIES:
  Floorplan notes payable                                                    $     39,664             $     34,294
  Current maturities of long-term debt                                              2,375                    3,600
  Advances outstanding under lines of credit                                           20                       10
  Trade accounts payable                                                            9,115                    7,591
  Dividends payable                                                                   -0-                    1,615
  Accrued expenses                                                                  4,520                    7,607
                                                                             ------------             ------------
          Total current liabilities                                                55,694                   54,717

DEFERRED INCOME TAX LIABILITY, net                                                    583                      -0-

LONG-TERM DEBT, net of current maturities                                          14,269                   13,677

SHAREHOLDERS' EQUITY:
  Rush Enterprises, Inc., common stock, par value $.01 per
      share; 25,000,000 shares authorized; 3,750,000 and
      6,643,730 outstanding at December 31, 1995 and September 30,
      1996, respectively.                                                              66                       38
  Associated Acceptance, Inc., common stock, par value $1.00 per share; 750,000 shares authorized; 451,000 shares
      outstanding at December 31, 1995.                                               -0-                        6
  Additional paid-in capital                                                       33,338                      729
  Retained earnings                                                                 1,677                    6,912
                                                                             ============             ============
          Total shareholders' equity                                               35,081                    7,685
                                                                             ------------             ------------
          Total liabilities and shareholders' equity                         $    105,627             $     76,079
                                                                             ============             ============

             The accompanying notes are an integral part of these
                      consolidated financial statements.

                   RUSH ENTERPRISES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF INCOME
            (IN THOUSANDS, EXCEPT EARNINGS PER SHARE - UNAUDITED)

                                                                           THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                              SEPTEMBER 30,                 SEPTEMBER 30,
                                                                      ---------------------------   --------------------------
                                                                          1996           1995           1996          1995
                                                                      ------------   ------------   ------------   -----------
REVENUES:
  New and used truck sales                                            $     65,427    $    47,276   $    186,751   $   142,747
  Parts and service                                                         16,414         13,422         48,359        39,492
  Lease and rental                                                           3,490          2,690         10,056         7,258
  Finance and insurance                                                      1,513            966          4,371         2,920
  Other                                                                        772            319          1,393           918
                                                                      ------------    -----------   ------------   -----------
          Total revenues                                                    87,616         64,673        250,930       193,335

COST OF PRODUCTS SOLD                                                       72,926         54,069        209,870       162,892
                                                                      ------------    -----------   ------------   -----------
GROSS PROFIT                                                                14,690         10,604         41,060        30,443

SELLING, GENERAL AND ADMINISTRATIVE                                         10,595          7,890         30,283        22,972

DEPRECIATION AND AMORTIZATION                                                  610            467          1,789         1,302
                                                                      ------------    -----------   ------------   -----------
OPERATING INCOME                                                             3,485          2,247          8,988         6,169

INTEREST EXPENSE                                                             1,038            692          3,083         1,921

MINORITY INTEREST                                                              -0-             49            -0-           162
                                                                      ------------    -----------   ------------   -----------
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES                        2,447          1,506          5,905         4,086

PROVISION FOR INCOME TAXES                                                     910            -0-          1,310           -0-
                                                                      ------------    -----------   ------------   -----------
INCOME FROM CONTINUING OPERATIONS                                            1,537          1,506          4,595         4,086

DISCONTINUED OPERATIONS:
  Operating income(loss)                                                       -0-            -0-            -0-          (224)
  Gain on disposal                                                             -0-            -0-            -0-         1,785
                                                                      ============    ===========   ============   ===========
NET INCOME                                                            $      1,537    $     1,506   $      4,595   $     5,647
                                                                      ============    ===========   ============   ===========
UNAUDITED PRO FORMA DATA:
  Income from continuing operations before income taxes               $      2,447    $     1,506   $      5,905   $     4,086
  Pro forma adjustments to reflect federal and state income taxes              910            572          2,244         1,553
                                                                      ------------    -----------   ------------   -----------
  Proforma income from continuing operations after provision
     for income taxes                                                 $      1,537    $       934   $      3,661   $     2,533
                                                                      ============    ===========   ============   ===========
  Pro forma income from continuing operations per share               $        .23    $       .22   $        .70   $       .59
                                                                      ============    ===========   ============   ===========
  Weighted average shares outstanding used in the pro forma
    income from continuing operations per share calculation                  6,640          4,297          5,237         4,297
                                                                      ============    ===========   ============   ===========

             The accompanying notes are an integral part of these
                      consolidated financial statements.

                    RUSH ENTERPRISES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (IN THOUSANDS - UNAUDITED)

                                                                      NINE MONTHS ENDED
                                                                         SEPTEMBER 30,
                                                                 -----------------------------
                                                                    1996               1995
                                                                 ----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income from continuing operations                         $    4,595        $     4,086
   Adjustments to reconcile net income to cash provided
       by (used in) continuing operations
       Depreciation and amortization                                  1,789              1,302
       Provision for deferred income tax expense                        583                 -0-
       Minority interest                                                -0-               162
       Change in receivables                                           (138)            (7,983)
       Change in inventories                                         (5,576)            (6,833)
       Change in other current assets                                  (171)               (49)
       Change in accounts payable                                     1,524              1,639
       Change in accrued liabilities                                 (3,090)              (833)
                                                                 ----------        -----------
   Net cash provided by (used in) continuing operations                (484)            (8,509)
   Net cash provided by (used in) discontinued operations                -0-               785
                                                                 ----------        -----------
   Net cash provided by (used in) operating activities                 (484)            (7,724)
CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of property and equipment                             (6,200)            (3,195)
   Proceeds from the sale of property and equipment                     503                970
   Proceeds from the sale of discontinued operations                     -0-             3,601
   Investment by (purchase of) minority interest                         -0-              (435)
   Change in other assets                                              (233)                -0-
                                                                 ----------        -----------
   Net cash provided by (used in) investing activities               (5,930)               941
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from the sale of common stock                            31,364                 -0-
   Proceeds from notes payable                                        2,984              4,884
   Principal payments on notes payable                               (3,617)            (2,161)
   Draws (payments) on floor plan financing, net                      5,370              9,936
   Draws (payments) on line of credit, net                               10               (840)
   Dividends paid                                                   (10,175)            (3,285)
                                                                 ----------        -----------
   Net cash provided by (used in) financing activities               25,936              8,534
                                                                 ----------        -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                 19,522              1,751

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR                         2,149                851
                                                                 ----------        -----------
CASH AND CASH EQUIVALENTS - END OF PERIOD                        $   21,671        $     2,602
                                                                 ==========        ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during year for interest                            $    3,261        $     1,925
                                                                 ==========        ===========

             The accompanying notes are an integral part of these
                       consolidated financial tatements

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

         As a result of adopting SFAS 109, the Company reported Deferred Income Tax Expense of $325,000 in the quarter ended June 30, 1996. Additional temporary differences occurring during the quarter ended September 30, 1996 resulted in a year-to-date Deferred Tax Expense of $583,000 which is explained below:

                                                     September 30, 1996
                                                       (in thousands)
                                                     ------------------
        Deferred tax assets -  book expense
          provisions in excess of tax                      $ 568
        Deferred tax liabilities - tax
          depreciation and amortization
          in excess of book                                1,151
                                                           -----
        Net deferred tax liability                         $ 583

         The Company did not record any valuation allowances against the deferred income tax assets at September 30, 1996.

4 - PRO FORMA INFORMATION (UNAUDITED)

         Pro forma income from continuing operations and pro forma income from continuing operations per share for the three and nine months ended September 30, 1995 and 1996, have been determined assuming that the Company had been taxed as a C corporation for federal and certain state income tax purposes for such periods.

         Pro forma income from continuing operations per share had been computed using the weighted average number of common shares outstanding of Rush Enterprises, Inc. Weighted average common shares for all periods presented prior to the Offering have been increased by 547,400 shares to reflect the number of shares that would have to have been sold at the offering price per share to repay an approximate $6,000,000 distribution of undistributed S corporation earnings.

         The pro forma effect of the retirement of debt associated with the Offering of approximately $900,000 on pro forma income from continuing operations per share would be immaterial. Thus, the Company has not presented supplemental pro forma income from continuing operations per share data.

5 - PUBLIC OFFERING PROCEEDS

         The following shows the disposition of cash received from the Company's public offering.

                                                            (in thousands)
                                                            --------------
         Cash and short-term investments                       $23,504
         Payment of undistributed subchapter S
           corporation earnings to subchapter S
           shareholder                                           7,120
         Payment of public offering expenses                       781
         Payoffs of long-term debt                                 680
                                                               -------
         Offering proceeds - net of underwriting costs         $32,085

         Undistributed S corporation earnings were estimated at $6.5 million and paid to the subchapter S shareholder at the June 12, 1996 reorganization date. After the preparation of the S corporation shareholder tax returns, during the quarter ended September 30, 1996 an additional $620,000 was paid to the S corporation shareholder, bringing the final settlement of S corporation earnings to $7.1 million.

         The Company indicated in its registration statement on Form S-1 that it intended to use a portion of the Offering proceeds to pay off approximately $4.4 million of debt. Following the Offering, the Company was able to renegotiate lower interest rates on $3.5 million of debt, and thus did not pay off the entire intended amount. Cash reserves will be invested until required for general corporate purposes, including working capital, funds for opening additional locations and strategic acquisitions.

                                     PART I

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         Certain statements contained in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations", including statements regarding the anticipated development and expansion of the Company's business, expenditures, the intent, belief or current expectations of the Company, its directors or its officers, primarily with respect to the future operating performance of the Company and other statements contained herein regarding matters that are not historical facts, are "forward-looking" statements (as such term is defined in the Private Securities Litigation Reform Act of 1995). Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, but are not limited to, those discussed in other filings made by the Company with the Securities and Exchange Commission, including the factors set forth in "Risk Factors" and "Business" in the Company's Registration Statement on Form S-1(Registration No. 333-03346) filed on April 10, 1996, as amended.

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

         In March 1995, the Company sold an automobile dealership in San Antonio, Texas. The financial results of this business are presented in the financial statements for the nine months ended September 30, 1995, as "discontinued operations".

         In December 1995, the Company acquired the assets of Kerr Consolidated, Inc., which consisted of a full-service Peterbilt dealership and stand-alone leasing facility in Oklahoma City, Oklahoma, and a full-service Peterbilt dealership in Tulsa, Oklahoma.

RESULTS OF OPERATIONS

         The following discussion and analysis includes the Company's historical results of operations for the three months and nine months ended September 30, 1995 and 1996, without giving effect to pro forma results of operations for the Company's Oklahoma and California operations acquired in December 1995 and February 1994, respectively, except as expressly indicated.

The following table sets forth for the periods indicated certain financial data as a percentage of total revenues:

                                                                    Three Months                  Nine Months
                                                                 Ended September 30,          Ended September 30,
                                                                 -------------------          -------------------
                                                                  1995        1996             1995         1996
                                                                  ----        ----             ----         ----
         New and used truck sales . . . . . . . . . . . .         73.1%      74.7%             73.8%        74.4%
         Parts and service  . . . . . . . . . . . . . . .         20.8       18.7              20.4         19.3
         Lease and rental . . . . . . . . . . . . . . . .          4.1        4.0               3.8          4.0
         Finance and insurance  . . . . . . . . . . . . .          1.5        1.7               1.5          1.7
         Other  . . . . . . . . . . . . . . . . . . . . .           .5         .9                .5           .6
                                                                 -----      -----             -----        -----
                 Total revenues . . . . . . . . . . . . .        100.0      100.0             100.0        100.0
         Cost of products sold  . . . . . . . . . . . . .         83.6       83.2              84.3         83.6
                                                                 -----      -----             -----        -----
         Gross profit . . . . . . . . . . . . . . . . . .         16.4       16.8              15.7         16.4
         Selling, general and administrative expenses . .         12.2       12.1              11.9         12.1
         Depreciation and amortization  . . . . . . . . .           .7         .7                .6           .7
                                                                 -----      -----             -----        -----
         Operating income . . . . . . . . . . . . . . . .          3.5        4.0               3.2          3.6
         Interest expense . . . . . . . . . . . . . . . .          1.1        1.2               1.0          1.2
         Minority interest  . . . . . . . . . . . . . . .           .1        -0-                .1          -0-
                                                                 -----      -----             -----        -----
         Income from continuing operations. . . . . .              2.3%       2.8%              2.1%         2.4%


THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1995

Revenues

         Revenues increased by approximately $22.9 million, or 35.5%, from $64.7 million to $87.6 million from the third quarter of 1995 to the third quarter of 1996. This increase was principally a result of the acquisition of the Company's Oklahoma operations in December 1995. In addition, slight gains were achieved in parts and service, lease and rental, and finance and insurance operations at the Company's other locations.

         Sales of new and used trucks increased by approximately $18.1 million, or 38.4%, from $47.3 million to $65.4 million from the third quarter of 1995 to the third quarter of 1996. The acquisition of the Oklahoma operations contributed $13.4 million of new and used truck sales, which supplemented an increase in new and used truck sales of $4.8 million at the Company's other operations. Unit sales of new and used trucks increased by 41.4% and 44.2%, respectively, from the third quarter of 1995 to the third quarter of 1996, while new truck average revenue per unit decreased by 2.2% and used truck average revenue per unit increased by 1.9%. 29.4% of the growth in new truck unit sales and 25.9% of the growth in used truck unit sales was attributable to the acquisition of the Company's Oklahoma operations. New truck prices increased at a rate slightly higher than inflation and used truck prices decreased due to an industry oversupply of used trucks in the market.

         Parts and service sales increased by approximately $3.0 million, or 22.3%, from $13.4 million to $16.4 million primarily as a result of the inclusion of the Oklahoma operations. The remaining increase was due to the addition of 18 service and body shop bays during 1995 at the Company's facilities in San Antonio, Texas (10), Lufkin, Texas (6) and Fontana, California (2).

         Lease and rental revenues increased by approximately $.8 million, or 29.7% from $2.7 million to $3.5 million, primarily as a result of the acquisition of the Company's Oklahoma lease and rental operations in December 1995.

         Finance and insurance revenues increased by approximately $547,000, or 56.6%, from $966,000 to $1.5 million from the third quarter of 1995 to the third quarter of 1996. The majority of the increase resulted from lower borrowing costs, with the balance of the increase resulting from the acquisition of the Company's Oklahoma operations in December 1995. Finance and insurance revenues have limited direct costs and, therefore, contribute a disproportionate share of operating profits.

Gross Profit

         Gross profit increased by approximately $4.1 million, or 38.5%, from $10.6 million to $14.7 million from the third quarter of 1995 to the third quarter of 1996, primarily due to the increase in revenues from the Oklahoma operations. Gross profit as a percentage of sales increased from 16.4% to 16.8% from the third quarter of 1995 to the third quarter of 1996. The net increase in gross margins resulted from lower gross margins on new truck sales being more than offset by higher gross margins from parts, service and body shop operations.

Selling, General and Administrative Expenses

         Selling, general and administrative expenses increased by approximately $2.7 million, from $7.9 million to $10.6 million, or 34.3%, from the third quarter of 1995 to the third quarter of 1996. The majority of the increase resulted from the acquisition of the Company's Oklahoma operations in December 1995. Most of the remaining increase was due to increased truck sales commissions. Selling, general and administrative expenses as a percent of revenue were 12.1% for the third quarter of 1996 and 12.2% for the same quarter of 1995.

Interest Expense

         Interest expense increased by approximately $346,000 from $692,000 to $1.0 million, or 50.0%, from the third quarter of 1995 to the third quarter of 1996, primarily as the result of increased levels of floor plan financing associated with higher inventory levels at all locations and additional inventories associated with the inclusion of the Company's Oklahoma operations acquired in December 1995, and to a lesser extent from increases in interest rates on the Company's variable-rate borrowings and higher average outstanding debt balances.

Income from Continuing Operations

         Income from continuing operations increased by $941,000, or 62.5% from $1.5 million to $2.4 million from the third quarter of 1995 to the third quarter of 1996, as a result of the factors described above.


NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1995

Revenues

         Revenues increased by approximately $57.6 million, or 29.8%, from $193.3 million to $250.9 million from the first nine months of 1995 to the first nine months of 1996. This increase was principally a result of the acquisition of the Company's Oklahoma operations in December 1995. In addition, slight gains were achieved in parts and service, lease and rental, and finance and insurance operations at the Company's other locations.

         Sales of new and used trucks increased by approximately $44.0 million, or 30.8%, from $142.7 million to $186.7 million from the first nine months of 1995 to the first nine months of 1996. The acquisition of the Oklahoma operations contributed $33.7 million of new and used truck sales, which supplemented an increase in new and used truck sales of $10.3 million at the Company's other operations. Unit sales of new and used trucks increased by 23.6% and 23.3%, respectively, from the first nine months of 1995 to the first nine months of 1996, while new and used truck average revenue per unit increased by 5.3% and 9.9%, respectively. All but 1% of the growth in new and used truck unit sales was attributable to the acquisition of the Company's Oklahoma operations. New truck prices increased at a rate slightly higher than inflation and used truck prices decreased due to an industry oversupply of used trucks in the market.

         Parts and service sales increased by approximately $8.9 million, or 22.5%, from $39.5 million to $48.4 million primarily as a result of the inclusion of the Oklahoma operations. The remaining increase was due to the addition of 18 service and body shop bays during 1995 at the Company's facilities in San Antonio, Texas (10), Lufkin, Texas (6) and Fontana, California (2).

         Lease and rental revenues increased by approximately $2.8 million, or 38.6%, from $7.3 million to $10.1 million, primarily as the result of the acquisition of the Company's Oklahoma lease and rental operations in December 1995.

         Finance and insurance revenues increased by approximately $1.5 million, or 49.7%, from $2.9 million to $4.4 million from the first nine months of 1995 to the first nine months of 1996. The majority of the increase resulted from lower borrowing costs, with the balance of the increase resulting from the acquisition of the Company's Oklahoma operations in December 1995. Finance and insurance revenues have limited direct costs and, therefore, contribute a disproportionate share of operating profits.

Gross Profit

         Gross profit increased by approximately $10.6 million, or 34.9%, from $30.5 million to $41.1 million from the first nine months of 1995 to the first nine months of 1996, primarily due to the increase in revenues from the Oklahoma operations. Gross profit as a percentage of sales increased from 15.7% to 16.4% from the first nine months of 1995 to the first nine months of 1996. The net increase in gross margins resulted from lower gross margins on new truck sales being offset by higher gross margins from parts, service and body shop operations.

Selling, General and Administrative Expenses

         Selling, general, and administrative expenses increased by approximately $7.3 million, from $23.0 million to $30.3 million, or 31.8%, from the first six months of 1995 to the first six months of 1996. The majority of the increase resulted from the acquisition of the Company's Oklahoma operations in December 1995. Most of the remaining increase was due to increased truck sales commissions. Selling, general and administrative expenses as a percent of revenue were 12.1% for the first half of 1996 and 11.9% for the same period of 1995.

Interest Expense

         Interest expense increased by approximately $1.2 million from $1.9 million to $3.1 million, or 60.5%, from the first nine months of 1995 to the first nine months of 1996, primarily as the result of increased levels of floor plan financing associated with higher inventory levels at all locations, additional inventories associated with the inclusion of the Company's Oklahoma operations acquired in December 1995, and to a lesser extent from increases in interest rates on the Company's variable-rate borrowings and higher average outstanding debt balances.

Income from Continuing Operations

         Income from continuing operations increased by $1.8 million, or 44.5% from $4.1 million to $5.9 million from the first nine months of 1995 to the first nine months of 1996, as a result of the factors described above.


LIQUIDITY AND CAPITAL RESOURCES

         The Company's short-term cash needs are primarily for working capital, including inventory requirements, expansion of existing facilities and acquisitions of new facilities. These short-term cash needs have historically been financed with retention of profits and borrowings under credit facilities available to the Company.

         In June 1996, the Company completed the initial public offering of 2,875,000 shares of common stock and received net proceeds of approximately $32.1 million. As a result of the initial public offering, working capital levels have generally increased. At September 30, 1996, the Company had working capital of approximately $25.1 million, including $21.7 million in cash and cash equivalents, $16.5 million in accounts receivable and $42.1 million in inventories, less $13.6 million of accounts payable and accrued expenses, $2.4 million of current maturities on long- term debt and $40.0 million outstanding under floor plan financing. The aggregate maximum borrowing limits under working capital lines of credit with various commercial banks are approximately $6.0 million. The Company's floor plan agreements with its primary lender limit the aggregate amount of borrowings based on the number of new and used trucks. As of September 30, 1996, the Company's floor plan arrangements permit the financing of up to 692 new trucks and 283 used trucks.

         For the first nine months of 1995, operating activities resulted in net cash used in operations of approximately $7.7 million. The use of cash in operations was primarily due to higher levels of accounts receivable and inventories associated with greater sales activity.

         For the first nine months of 1996, operating activities used $484,000 of cash. Net income of $4.6 million, an increase in accounts payable of $1.5 million and provisions for depreciation, amortization, and deferred taxes totaling $2.4 million more than offset increases in inventories of $5.6 million and a reduction in accrued liabilities of $3.1 million.

         During the first nine months of 1995, the Company generated $941,000 of net cash in investing activities, as net capital expenditures of $2.2 million were more than offset by the proceeds from the sale of discontinued operations of $3.6 million.

         During the first nine months of 1996, the Company used $5.9 million for investing activities, primarily acquisitions of real estate related to the Oklahoma operations.

         Net cash generated from financing activities in the first nine months of 1995 amounted to $8.5 million. Proceeds from additional floor plan financing and increased notes payable more than offset dividends paid to the S corporation shareholder and principal payments on notes payable.

         For the first nine months of 1996, net cash provided by financing activities amounted to $25.9 million. Net proceeds from the Offering of $31.4 million, after direct expenses of the Offering of $781,000, draws on floor plan financing, and proceeds from other notes were partially offset by an increase of $10.2 million in dividends paid to the S corporation shareholder and principal payments on notes payable.

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

         Substantially all of the Company's truck purchases from PACCAR are made on terms requiring payment within 15 days or less form the date of shipment of the trucks from the factory. The Company finances all, or substantially all, of the purchase price of its new truck inventory, and 75% of the loan value of its used truck inventory, under a floor plan arrangement with GMAC under which GMAC pays PACCAR directly with respect to new trucks. The company makes monthly interest payments on the amount financed but is not required to commence loan principal repayments prior to sale of new vehicles to GMAC for a period of 12 months and for used vehicles for a period of three months. At September 30, 1996, the Company had $39.7 million outstanding under its floor plan financing arrangement with GMAC. GMAC permits the Company to earn, for up to one-half of the amount borrowed under its floor plan financing arrangement with GMAC, interest at the prime rate on overnight funds deposited by the Company with GMAC. Following the Offering GMAC increased the amount of funds that the Company can earn interest at the prime rate to include one-half of the outstanding floor plan financing, real estate financing and the line of credit extended by GMAC.

Backlogs

         The Company enters firm orders into its backlog at the time the order is received. Customer orders are typically filled in 75 to 90 days and customers normally place orders on that basis. However, certain customers, including fleets and governments, typically place orders six months to one year in advance of their desired delivery date. The Company in the past has typically allowed customers to cancel orders at any time prior to delivery, and the Company's level of cancellations is affected by general economic conditions, economic recessions and customer business cycles. As a percentage of orders, cancellations historically have ranged from 5% to 12% of annual order volume. The Company's backlogs as of September 30, 1995 and September 30, 1996, were approximately $42.0 million and $49.0 million, respectively. Backlogs increased principally due to the acquisition of the Oklahoma operations.

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

                                        RUSH ENTERPRISES, INC.



Date:    November 14, 1996              By:   /s/ W. MARVIN RUSH
                                        ----------------------------------------
                                        Name:     W. Marvin Rush
                                        Title:    Chairman and Chief Executive
                                                  Officer
                                                  (Principal Executive Officer)

Date:    November 14, 1996              By:   /s/ D. JEFFERY MICHELL
                                        ----------------------------------------
                                        Name:     D. Jeffery Michell
                                        Title:    Vice President and Chief
                                                  Financial Officer
                                                  (Principal Financial and
                                                  Accounting Officer)

                                    EXHIBITS




               Exhibit
               Number
               -------
                11.1         Computation of pro forma earnings per share

                27.1         Financial data schedule