Form 10-K
period 1996-12-31
RUSH ENTERPRISES INC \TX\
filed 1997-03-31
CIK 1012019

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1996

                        Commission file number 333-3346

                             RUSH ENTERPRISES, INC.
             (Exact name of registrant as specified in its charter)

               TEXAS                                        74-1733016
  (State or other jurisdiction of                        (I.R. S. Employer
   incorporation or organization)                        Identification No.)

   8810 IH-10 EAST, SAN ANTONIO, TEXAS                          78219
 (Address of principal executive offices)                     (Zip Code)

       Registrant's telephone number, including area code: (210) 661-4511

          Securities registered pursuant to Section 12(b) of the Act:
                                      NONE

          Securities registered pursuant to Section 12(g) of the Act:
                          COMMON STOCK, $.01 PAR VALUE
                                (Title of Class)

         INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED
ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIODS THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES X NO ____

         INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS
PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. ______

         The aggregate market value of voting stock held by non-affiliates of the registrant as of March 21, 1997 was approximately $23,302,500, based upon the last sales price on March 21, 1997 on the NASDAQ National Market for the Company's common stock. The registrant had 6,643,730 shares of Common Stock outstanding on March 21, 1997.

                   DOCUMENTS INCORPORATED BY REFERENCE
      PORTION'S OF REGISTRANT'S DEFINITIVE PROXY STATEMENT TO BE
        FILED WITH THE SECURITIES AND EXCHANGE COMMISSION NOT
       LATER THAN 120 DAYS AFTER THE CLOSE OF THE REGISTRANT'S
         FISCAL YEAR ARE INCORPORATED BY REFERENCE INTO PART III
                            OF THIS FORM 10-K.

                         RUSH ENTERPRISES, INC.

                           INDEX TO FORM 10-K

                      YEAR ENDED DECEMBER 31, 1996

                                                                                               PAGE NO.
                                                                                               --------
PART I
Item 1.        Business                                                                             3
Item 2.        Properties                                                                           23
Item 3.        Legal Proceedings                                                                    23
Item 4.        Submission of Matters to a Vote of Security Holders                                  24

                                                         PART II

Item 5.        Market for Registrant's Common Equity and Related Shareholder Matters                24
Item 6.        Selected Consolidated Financial Data                                                 24
Item 7.        Management's Discussion and Analysis of Financial Condition and Results
               of Operations                                                                        27
Item 8.        Financial Statements and Supplementary Data                                          35
Item 9.        Changes in and Disagreements with Accountants on Accounting and
               Financial Disclosure                                                                 56

                                                         PART III

Item 10.       Directors and Executive Officers of the Registrant                                   56
Item 11.       Executive Compensation                                                               56
Item 12.       Security Ownership of Certain Beneficial Owners and Management                       56
Item 13.       Certain Relationships and Related Transactions                                       56

                                                          PART V

Item 14.       Exhibits, Financial Statement Schedules and Reports on Form 8-K.                     57

         This Form 10-K contains certain "forward-looking" statements as such term is defined in the Private Securities Litigation Reform Act of 1995 and information relating to the Company and its subsidiaries that are based on the beliefs of the Company's management. When used in this report, the words "anticipate," "believe," "estimate," "expect" and "intend" and words or phrases of similar import, as they relate to the Company or its subsidiaries or Company management, are intended to identify forward-looking statements. Such statements reflect the current risks, uncertainties and assumptions related to certain factors including, without limitation, competitive factors, general economic conditions, customer relations, relationships with vendors, the interest rate environment, governmental regulation and supervision, seasonality, distribution networks, product introductions and acceptance, technological change, changes in industry practices, onetime events and other factors described herein and in other filings made by the Company with the Securities and Exchange Commission. Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected, or intended. The Company does not intend to update these forward-looking statements.

PART I

ITEM 1. BUSINESS

         References herein to the "Company" or "Rush Enterprises" mean Rush Enterprises, Inc., a Texas corporation, its subsidiaries and Associated Acceptance, Inc., the insurance agency affiliated with the Company, unless the context requires otherwise.

GENERAL

 Founded in 1965, Rush Enterprises operates a regional network of truck centers that provide an integrated one-stop source for the trucking needs of its customers, including retail sales of new Peterbilt and used heavy-duty trucks; after-market parts, service and body shop facilities; and a wide array of financial services, including the financing of new and used truck purchases, insurance products and truck leasing and rentals. The Company's truck centers are strategically located in high truck traffic areas on or near major highways in Texas, California, Oklahoma, Colorado and Louisiana. The Company is the largest Peterbilt truck dealer in North America, representing approximately 14.0% of all new Peterbilt truck sales in 1996, and is the sole authorized vendor for new Peterbilt trucks and replacement parts in its market areas. The Company was named Peterbilt Dealer of the Year for North America for the 1993-1994 year.

 The Company believes that large, multi-location, full-service dealerships, which offer a large selection of new and used trucks, parts and sophisticated service and body shop facilities, are able to realize economies of scale and have a competitive advantage in the truck sales and services industry. The Company's growth strategy is to continue the expansion of its existing facilities, to open new facilities in its existing territories and to acquire additional Peterbilt dealerships in new territories.

         The Company's executive offices are located at the San Antonio, Texas truck center at 8810 I.H. 10 East, San Antonio, Texas 78219, and its mailing address is P. O. Box 34630, San Antonio, Texas 78265-4630. The Company's phone number is (210) 661-4511.

INDUSTRY OVERVIEW

         Heavy-duty trucks are primarily used for over-the-road and off-highway hauling of general freight and a number of vocational applications, including the hauling of petroleum, wood products, refuse, construction materials and other specialty uses. Trucks are purchased for commercial purposes and are outfitted to perform according to the specifications of the user. Customers include owner-operators, regional and national fleets, corporations and government organizations.

         Trucks marketed by the Company are typically classified in the Class 8 heavy-duty truck category. Class 8 trucks are constructed on a heavy-duty chassis, which includes the engine, drive train and operations components and have a minimum gross vehicle weight ("gvw") rating above 33,000 pounds, with the typical heavy-duty truck having a gross combined weight ("gcw") of approximately 80,000 pounds. Industry-wide negotiated sales prices for new Class 8 heavy-duty trucks generally range from $57,000 to $100,000 and negotiated sales prices for new Peterbilt trucks generally range from $65,000 to $100,000, depending upon features and component specifications.

         Typically, Class 8 trucks are assembled by the manufacturer utilizing certain components manufactured by other companies, including engines, transmissions, axles, wheels and other components. As trucks and truck components have become increasingly complex, including the use of computerized controls and diagnostic systems, the ability to provide state-of-the-art service for a wide variety of truck equipment has become a competitive factor in the industry. Such service requires a significant capital investment in advanced equipment, parts inventory and a high level of training of service personnel. Additionally, Environmental Protection Agency ("EPA") and Department of Transportation ("DOT") regulatory guidelines for service processes, including body shop, paint work and waste disposal, require sophisticated operating and testing equipment to ensure compliance with environmental and safety standards. Differentiation between truck dealers has become less dependent on pure price competition and is increasingly based on their ability to offer a wide variety of trucking services. These include the ability to provide easily accessible, efficient and sophisticated truck service, replacement parts, the ability to offer financing for truck purchases, leasing and rental programs and the ability to accept multiple unit trade-ins related to large fleet purchases.

         The United States retail heavy-duty truck industry is highly fragmented with over 1,700 dealerships nationwide, including 97 Peterbilt dealerships operating 170 locations. New heavy-duty truck sales historically have shown a high correlation to the rate of change in industrial production and gross domestic product. According to data published by R. L. Polk, during 1996 new heavy-duty truck sales in the United States were 184,989 units, decreasing by 11.0% from the 207,932 units sold in 1995. Since 1991, however, annual domestic retail heavy-duty truck sales have averaged approximately 155,000 units. New Peterbilt truck registrations during the calendar year ended December 31, 1996 were 20,624, for a national market share, based on new truck registrations, of 11.1%. In the Company's seven primary market areas 18,449 new heavy-duty trucks were registered in 1996, 2,883 of which were new Peterbilts, resulting in an average market share for Peterbilts of 15.7%.

BUSINESS STRATEGY

         The Company's business strategy is to operate an integrated full-service dealer network marketing Peterbilt heavy-duty trucks and related services in the Western and Southern regions of the United States. As part of its business strategy, the Company will seek to expand its existing dealerships, establish new full-service and parts/service Peterbilt dealerships in its existing and newly appointed territories and make strategic acquisitions of additional Peterbilt heavy-duty truck dealers in new territories. The Company has successfully implemented its business strategy which has resulted in significant market penetration within both existing and new market areas. The Company's objective is to continue to build upon this base of operations and enhance its position as a leading dealer of heavy-duty trucks and related services by emphasizing the following key elements of its business strategy.

         One-Stop Center. The Company has developed its "one-stop truck center" where customers can purchase new Peterbilt or used heavy-duty trucks, lease and rent heavy-duty Peterbilt trucks, as well as purchase after-market parts and accessories and have virtually any kind of truck serviced by factory-certified technicians, all at one convenient location. Rush truck centers are the sole authorized vendor for new Peterbilt trucks and replacement parts in their market areas and have expansive parts departments that display many of the parts in open showrooms in a mix tailored to local buying patterns and market trends. As part of its one-stop sales and service strategy, the Company, through Rush Financial Services, offers third-party financing and insurance products to assist customers purchasing a new or used truck, as well as truck leasing and rentals. The Company's truck centers, four of which are open 24 hours a day, six days a week for parts and service, are located on or near major highways in high truck traffic areas. The continued implementation and enhancement of its one-stop truck center concept is an integral element of the Company's business strategy.

         Dealership Network. The Company believes it is one of the few organizations in the heavy-duty truck sales and service industry to operate a large, multi-state, full-service dealership network in an effort to realize economies of scale. The Company believes that its expansion and increasing economies of scale have resulted in superior purchasing power, favorable financing terms and cost savings from centralized management, which have enabled the Company to maximize profitability and offer competitive prices to its customers. In addition, the Company's dealership network and consistency in service have allowed it to reinforce relationships with fleet customers and attract those customers traveling throughout the Company's territories by guaranteeing them competitive and uniform pricing for parts and service at each of its truck centers. Management believes that this has resulted in continuing customer relationships. Furthermore, because of its large size, strong relationships with fleet customers and its ability to handle large quantities of used truck trade-ins, the Company, unlike most dealers, markets and sells to fleets nationwide.

         The Company believes that its aggressive expansion program into California, Oklahoma, Louisiana, and most recently into Colorado, and diversification into truck-related services, including financial services, leasing, renting and service and parts, has reduced cyclicality in the Company's operations due to geographic diversity and reduced reliance on new and used truck sales. The geographic diversity of the Company's dealer network has significantly increased the Company's customer base while ameliorating the effects of certain local and regional economic downswings that more severely affect single dealership operators. Management believes that the Company's full-service concept and continued geographic expansion will help to mitigate the adverse impact on the Company's operations resulting from reduced demand for new and used heavy-duty trucks and regional economic downturns.

         Rush Truck Center Development. The Company has begun to employ a branding program for its facilities, designating each as a Rush Truck Center through distinctive signage and uniform marketing programs to enhance its name recognition and to communicate the standardized high level of quality products and services throughout its truck center network. The Company believes the Rush Truck Center strategy will increase its market recognition and encourage its customers to utilize multiple locations throughout its dealership network. Currently eight locations are branded Rush Truck Centers and the Company intends to establish all of its facilities as Rush Truck Centers by December 31, 1997.

         Expansion in Existing and New Territories. Since 1990, the Company has opened five facilities in its existing and new territories. As part of its expansion strategy, the Company intends to continue to open both full-service and parts/service truck centers to enhance market coverage in its existing territories and to enter newly appointed territories. In identifying new areas for expansion and acquisition, the primary focus of the Company is the market's historic level of new heavy-duty truck registrations, customer buying trends and the availability of suitable facilities. By approximately mid 1997 to late 1998, management plans to open a full-service truck center in the Texas Rio Grande Valley area, relocate and expand its existing parts/service facilities in Southern California into a full service dealership, expand an existing full service dealership in Southern California, relocate and expand its Houston, Texas dealership and open leasing locations in Denver, Colorado and San Antonio, Texas.

         The parts/service truck centers offer a variety of product and service combinations, including parts, rental and leasing services; parts, service and body shop facilities; and parts only. Management often analyzes the performance of a parts/service truck center as a factor to determine whether a full-service facility is warranted in a market area. The Company's truck centers in Lufkin and Laredo, Texas, and Bossier City, Louisiana, were originally opened as parts/service facilities and later expanded into full-service dealerships. The Company also intends to continue to open parts/service facilities in areas of its territory to maximize market coverage.

         PACCAR, Inc., the parent company to Peterbilt, typically evaluates the management and capitalization of a prospective dealer in determining whether to grant such prospective dealer additional Peterbilt territories. The Company believes that its management and capitalization allow it to effectively compete for such additional dealership locations. Although the Company does not have exclusive territories, management believes that it is unlikely that PACCAR will create additional dealerships in the market areas in which the Company currently operates. The Company is not aware of any policies of PACCAR that would limit its ability to continue to acquire additional Peterbilt dealerships; however, there can be no assurance that PACCAR will not object to ownership concentration of Peterbilt dealerships beyond a certain level.

         Expansion by Acquisition. The Company has, since 1990, acquired six full-service and two parts/service truck centers, and its current expansion plan focuses beyond its existing presence in Texas, California, Louisiana, Oklahoma and, most recently, Colorado. The Company's operating strategy and management systems establish a framework for continued acquisitions into the foreseeable future. Management believes that it can improve the operating results of acquired dealers as a result of economies of scale, sophisticated management information systems, purchasing power, merchandising capability and the introduction of enhanced financial services and products.

         In March 1997, the Company purchased the assets of Denver Peterbilt, Inc., which consisted of two full-service Peterbilt dealerships in Denver and Greeley, Colorado. The Company believes that the acquisition of such facilities provides the Company with an immediate market presence in the state of Colorado. The purchase price was approximately $7.9 million, funded by (i) $6.5 million of cash and (ii) $1.4 million of borrowings under the Company's floor plan financing arrangement with GMAC to purchased new and used truck and parts inventory. The Company also entered into an agreement whereby the principal of Denver Peterbilt, Inc. may receive additional amounts based on future sales of new Peterbilt trucks at the Colorado locations.

         Any prospective acquisition which the Company may be able to negotiate would require the willingness of PACCAR to accept the Company as a Peterbilt dealer at such additional retail locations. Although the Company is constantly evaluating acquisition opportunities, as of the date of this Form 10-K, the Company does not have any agreements or understandings, written or oral, with any third party regarding a potential acquisition or business combination.

TRUCK CENTERS

         The Company currently operates ten full-service and six parts/service truck centers in Texas, California, Oklahoma, Louisiana and Colorado. Rush truck centers are strategically located in high truck traffic areas on or near major highways. The Company's original dealership opened in Houston, Texas in 1965, and, since 1990, the Company has grown through a combination of acquisitions and new store openings in its existing and newly-appointed territories. The Company currently operates three full-service truck centers in Texas, two in Southern California, two in Oklahoma, one in Louisiana and two in Colorado.

         The full-service truck centers provide an integrated one-stop source for the trucking needs of its customers, including retail sales of new Peterbilt and used heavy-duty trucks; parts, service and body shop facilities; and a wide array of financial products. The Company's six parts/service facilities offer a variety of product and service combinations in areas of the Company's markets to maximize market coverage. Four of the Company's truck centers are open 24 hours a day, six days a week for parts and services. The Company's plans include the opening of a full-service truck center in the Texas Rio Grande Valley area, the relocation and expansion a Southern California parts/service facility into a full service dealership and the relocation of the Company's Houston, Texas sales and service facilities.

         The full-service truck centers range in size from 13,500 to 73,000 square feet, with from six to 50 service bays, and are situated on lots ranging from three to 14 acres, while the parts/service facilities range in size from 2,500 to 6,200 square feet, with from six to 25 service bays, and are situated on lots ranging from 0.4 to five acres. The typical full-service Rush truck center displays between 10 and 100 new and used trucks, has six to 40 repair and maintenance service bays, four to 20 body shop bays, one to four paint bays, an open retail parts showroom ranging from 600 to 2,000 square feet, a parts warehouse ranging from 3,000 to 20,000 square feet and administrative and sales offices ranging from 1,000 to 7,000 square feet. Facility characteristics determined by market needs.

         Set forth below is a summary description of each the Company's facilities:

                            DATE
                           OPENED                                                                         FINANCING
       RUSH TRUCK            OR         STATUS/      TRUCK                                    LEASING        AND
    CENTER LOCATION       ACQUIRED      METHOD       SALES   SERVICE   PARTS    BODY SHOP   AND RENTING   INSURANCE
    ---------------       --------      ------       -----   -------   -----    ---------   -----------   ---------
  Existing Truck
   Centers
 San Antonio, TX . .        1968       Start-up        O        O        O          O                         O
 Houston, TX(1)  . .        1988       Start-up        O                                                      O
 Houston, TX(1)  . .        1988       Start-up                 O        O         O(2)
 Houston, TX(1)  . .        1993       Start-up                 O        O                       O(3)
 Houston, TX(1)  . .        1993       Start-up                 O        O          O
 Lufkin, TX  . . . .        1991       Start-up        O        O        O          O                         O
 Laredo, TX  . . . .        1993       Start-up        O        O        O         O(4)                       O
 Bossier City, LA  .        1994       Start-up        O        O        O                       O            O
 Pico Rivera, CA . .        1994      Acquisition      O        O        O          O            O            O
 Sun Valley, CA(5) .        1994      Acquisition                        O
 Fontana, CA . . . .        1994      Acquisition      O        O        O          O            O            O
 Tulsa, OK . . . . .        1995      Acquisition      O        O        O          O                         O
 Oklahoma City, OK .        1995      Acquisition      O        O        O         O(6)                       O
 Oklahoma City, OK .        1995      Acquisition               O        O                       O
 Denver,                    1997      Acquisition      O        O        O          O            O            O
 CO(7).................
 Greeley,                   1997      Acquisition      O        O        O          O                         O
 CO(7).................
  Planned Truck Centers
 Rio Grande Valley,       1996-97      Start-up        O        O        O                       O            O
  TX . . . . . . . .
 Southern CA(5)  . .      1997-98      Start-up        O        O        O          O
  Expanded Facilities
 Pico Rivera,               1998      Acquisition      O        O        O          O            O            O
 CA(8).................
 Houston,                   1997       Start-up        O        O        O          O            O            O
 TX(1).................
 San Antonio, TX(9)         1997       Start-up                                                  O

---------------
(1) The Company started a full-service dealership in Houston, Texas in 1965, which was sold in 1979. The Company reacquired the dealership in 1988. Currently, the Company is seeking to relocate the dealership, parts and service, leasing and renting and finance and insurance facilities to a new location.
(2)  Paint shop only.
(3)  Operating at another location in Houston from 1988 to 1993.
(4)  Trailer repair shop.
(5) The Company currently plans to relocate and expand into a full service dealership by late 1998.
(6)  Body shop under construction to be completed in mid 1997.
(7) The acquisition of the Denver, Colorado and Greeley, Colorado locations was completed in March 1997. The Company plans to start-up leasing and rental and finance and insurance operations.
(8) The Company currently plans to expand its existing Pico Rivera, California dealership.
(9) The Company currently plans to open a leasing and rental operation in San Antonio, Texas during mid 1997.

TRUCK SALES

         New Truck Sales. Rush truck centers sell new trucks which are marketed under the Peterbilt nameplate primarily in the Class 8 diesel category. The Company also markets Class 7 Peterbilt trucks (having a gvw rating of 26,001 to 33,000 pounds), Peterbilt refuse chassis and cement mixer chassis, GMC medium-duty trucks and, at its Oklahoma facilities, Volvo Class 8 heavy-duty trucks. The Company's new Class 8 Peterbilt trucks, which are manufactured and supplied to the Company by PACCAR, constitute over 90% of all new trucks sold by the Company. Peterbilt trucks have a reputation as premium-quality vehicles which are skillfully designed and driver friendly, and are typically customized to satisfy the requirements of its customers. Peterbilt's premium reputation is an important aspect of the Company's marketing of new and used trucks and management believes that such reputation has resulted in relatively higher resale prices for used Peterbilt trucks. New heavy-duty truck sales are the largest segment of the Company's business, accounting for approximately 59% of total revenues in 1996.

         The Company's customers use Peterbilt heavy-duty trucks for over-the-road and off-highway handling of virtually all materials, including general freight, petroleum, wood products, refuse and construction materials. PACCAR purchases major truck components, such as engines, transmissions, tires, wheels and axles from other manufacturers, pursuant to each customer's specifications, to assemble its new trucks. The Company sells approximately 75% of its new heavy-duty trucks according to customer order, and the remaining 25% are sold out of inventory at its truck centers. It takes between 60 days and six months for the Company to receive delivery from PACCAR on a new truck order from the time an order is placed.

         A new Peterbilt heavy-duty truck typically ranges in negotiated price from $65,000 to $100,000, while a typical Class 8 truck ranges in negotiated price from $57,000 to $100,000. The Company aggressively markets to regional and national fleets, with approximately 60% of all unit sales to fleet customers (those that purchase more than five trucks in a single 12-month period) and the balance of new truck sales to other owner-operators, corporations and local governments. An important competitive issue for the Company's customers is driver retention, with a typical fleet averaging in excess of 100% driver turnover annually. Management believes Peterbilt trucks, due to their premium reputation and attractiveness to the drivers, are increasingly being used by major fleets and carriers as incentives to attract new drivers and retain existing drivers.

         The Company has a competitive advantage in that it can absorb multi-unit trade-ins often associated with fleet sales of new trucks and disperse the used trucks for resale throughout its dealership network. Because of its large size, strong relationships with fleet customers and its ability to handle large quantities of used truck trade-ins, the Company, unlike most dealers, markets and sells to fleets nationwide. Additionally, the Company believes that its attention to customer service and its broad range of trucking services, including its ability to offer truck financing and insurance, has resulted in a high level of customer loyalty. During 1996, approximately 75% of the Company's truck sales were to repeat customers. The Company sold 2,871 new trucks in 1996 compared with 2,263 in 1995.

         Used Truck Sales. The Company sells used heavy-duty trucks of numerous manufacturers, including Peterbilt, Kenworth, Freightliner, Mack and Navistar. The Company is well positioned to market used heavy-duty trucks due to its ability to recondition used trucks for resale utilizing its parts and service departments and to shift inventory from location to location to satisfy customer demand. Approximately 85% of the Company's used truck fleet is comprised of trucks taken as trade-ins by new truck customers to be used as all or part of the new truck customer's down payment, and the remainder are purchased from third parties for resale on the Company's retail lots.

         The Company's used truck sales staff is trained to evaluate each prospective used truck on the basis of wholesale value and the costs of delivery, reconditioning and otherwise making the truck ready for sale. In a fleet purchase of several new trucks, not all of the trucks traded in will be suitable for sale on a Rush truck center's retail lot. Trucks that are not acceptable are typically sold at wholesale. Most used trucks acquired by the Company require some reconditioning prior to resale. The reconditioning process generally takes between one and three weeks, depending on the type of services to be performed. The Company utilizes its on-site parts, service and body shop facilities to perform such reconditioning services. Unlike new trucks, the majority of the Company's used trucks are sold "as is" and without manufacturer's warranty, although manufacturers sometimes provide limited warranties on used vehicles if they have been reconditioned at a Rush truck center prior to resale or if the manufacturer's warranty is transferrable and has not yet expired.

         The Company closely monitors the age and quality of its used truck inventory and transfers such inventory between truck centers in order to maximize inventory turnover, avoid inventory overstock and understock situations and satisfy customer demand. The Company sold approximately 1,349 used trucks during 1996 compared with 1,135 in 1995.

FINANCIAL SERVICES

         As part of its one-stop sales and service strategy, the Company offers third-party financing and insurance products to assist customers purchasing a new or used truck. The Company also offers truck leasing and rentals at five of its locations. Revenues from financial services were $19.3 million in 1996, or 5.6%, of total revenues.

         New and Used Truck Financing. Each new and used truck customer is directed by the Company's truck sales staff to the Company's financial services sales personnel. The Company, through Associates, the largest third-party provider of heavy-duty truck financing in North

America, and PACCAR Financial, financed approximately $76.4 million of new and used truck purchases by customers in 1996, an increase of 43.6% from the $53.2 million financed in 1995. The Company is one of the largest originators of Class 8 heavy-duty truck loans for Associates. At times, the Company also acts as a broker, matching truck purchasers with alternative financing sources in exchange for a fee that is determined on a case-by-case basis.

         During 1996, the Company arranged customer financing for approximately 31% of its total new and used truck sales, with approximately 64% related to new truck sales and the remaining 36% of financing related to used truck sales. The financings are typically installment contracts, which are secured by the trucks financed, and generally require a down payment of 10% to 30%, with the remaining balance financed over two to five years. The Company presents all of its financing opportunities in Texas, Oklahoma and Louisiana to Associates and its financing opportunities in California and Colorado to PACCAR Financial. Approximately 91% of the principal amount financed by the Company under installment contracts during 1996 was financed through Associates, with the remainder financed through PACCAR Financial. The Company's contracts with Associates and PACCAR Financial provide for payment to the Company of all finance charges in excess of a negotiated discount rate within 30 days of the date of financing. Such payments are subject to offsets resulting from the early pay-off of, or defaults under, installment contracts previously sold to Associates and PACCAR Financial by the Company. The Company has been able to negotiate favorable discount rates with Associates and PACCAR Financial because of its low historical delinquency rate, and, with respect to Associates, the large volume of trucks financed.

         Associates and PACCAR Financial analyze each customer's credit risk and determine whether they will extend credit and the minimum terms for doing so. The Company evaluates the standards prescribed by Associates and PACCAR Financial and determines whether it is agreeable to completing the financing on such terms. The Company often requires an increased down payment, higher finance charges or additional collateral in order to complete the financing. The Company's agreements with Associates and PACCAR Financial limit the aggregate recourse liability of the Company for defaults under the installment contracts sold to Associates and PACCAR Financial to $400,000 and $200,000 per year, respectively. The Company carefully monitors its outstanding installment contracts and actively communicates with Associates and PACCAR Financial regarding delinquent accounts. Over the last five years, the default rate on loans originated by the Company has averaged less than 0.5% per year. The Company has not in the past experienced significant losses resulting from defaults on loans, and such losses have historically been significantly less than the amount of its total recourse liability.

         Truck Leasing and Rental. The Company engages in full-service Peterbilt truck leasing under the PacLease trade name at five of its locations. Under the terms of a full-service lease, all parts sales, service and maintenance for the lease or rental trucks is performed at the Company's facilities. The Company has increased its lease and rental fleet from less than 100 trucks in 1993 to approximately 559 trucks at December 31, 1996. The Company owns approximately 11.0% of its lease and rental fleet, and approximately 89.0% of the fleet is leased from PACCAR. The Company was named PacLease Western Region Franchise of the Year in 1995 and Midwest Region Franchise of the Year in 1996.

         The Company offers both long-term leasing and short-term rentals to its customers. Approximately 80% of the Company's fleet is leased to customers for periods ranging from two to five years, and the remainder of the trucks are rented or leased for periods ranging from one day to two years. The Company generally holds trucks in its lease and rental fleet for approximately five years and then typically sells such used trucks through its truck centers. The Company has consistently realized gains on the sale of such trucks in excess of lease purchase option values. The Company constantly monitors the age of its lease and rental fleet, and as trucks are taken out of the fleet, the Company adds new trucks as needed. The average age of trucks in the Company's lease and rental fleet is 32 months. The Company's lease and rental customers provide a market to support the Company's parts and service operations by creating additional parts sales and service work for the Company. The Company also receives a rebate from PACCAR for each Peterbilt truck purchased for use in its lease fleet.

         Insurance Agency Services. The Company sells a complete line of property and casualty insurance, including collision and liability insurance on trucks, cargo insurance, standard automobile liability coverages, life, credit life and health, workers' compensation coverages and homeowner's insurance. The Company's agents are licensed in 25 states to sell insurance for various insurance companies, including Associates Insurance and Motors Insurance Corporation, which underwrite the products offered by the Company. While the Company sells a majority of its insurance products to its truck-purchasing customers, the Company also sells to the general public. The Company believes it has developed good relationships with its insurance-purchasing customers which resulted in an average renewal rate of 86% during 1996.

         The Company provides insurance premium financing to its insurance customers. Lending operations are supported by the Company's insurance subsidiary's own capital base. Premiums for property and casualty insurance are typically payable at the time a policy is placed in force or renewed. The Company's premium financing services allow the insured to pay a portion of the premium when the policy is placed in force and the balance in monthly installments substantially over the life of the policy. As security, the Company retains a contractual right to cancel the insurance policy if a premium installment is not paid when due. In the event of such cancellation, the Company applies the unearned premium toward the payment obligation of the insured. Premium financing which the Company offers to its customers does not involve any credit risk since no funds are advanced to outside parties and the Company is fully secured by the unearned premiums on the financed policies.

PARTS, SERVICE AND BODY SHOP OPERATIONS

         The parts, service and body shop operations of the Company provide relatively higher profit margins and tend to be less cyclical than new and used truck sales. Parts, service and body shop revenues accounted for approximately $64.5 million, or 18.7%, of the Company's total revenues in 1996.

         Parts. Each Rush truck center carries a wide variety of Peterbilt and other parts inventory, with an average of approximately 4,500 items from over 30 suppliers at each location. The Company is the sole authorized Peterbilt parts and accessories supplier in each of its markets and estimates that approximately 80% of its service and parts functions are performed on Peterbilt heavy-duty trucks.

         The parts departments support the Company's sales and service functions. The Company utilizes its parts department when performing its repair, maintenance and body shop services, including all parts required to recondition used trucks for resale and maintain and repair the Company's lease fleet. In addition to supporting the Company's service and body shop functions, the Company markets its parts and accessories both at its truck centers and through its outside sales staff. The Company's outside sales staff markets parts directly to fleet customers, who often perform truck maintenance and repairs at their own in-house service facilities.

         The Company's real-time inventory management tracking system reduces delays in parts delivery, helps maximize inventory turns and assists in controlling the potential of overstock and understock situations. The Company's inventory system also assists management in determining the appropriate parts inventory mix in each location and tailoring such inventory to local buying patterns and market trends, while monitoring product mix to optimize pricing and maximize profit margins. The Company's automated reordering system assists each truck center in maintaining the proper inventory levels and permits inventory delivery to each location, or directly to customers, typically within 24 hours from the time the order is placed. The Company provides the standard manufacturer's warranty on the parts that it sells, which is generally a 90-day to one-year replacement guarantee.

         The Company displays many of its higher margin parts and accessory items in open showrooms. Open parts showrooms are typically 600 to 2,000 square feet and feature up to 1,000 parts items and accessories in a mix tailored to local buying patterns and market trends. In order to maximize turnover, open parts showrooms are located near driver lounges and other high traffic areas of its truck centers. The Company encourages qualified customers to open accounts for parts purchases.

         Service and Body Shop. Rush truck centers feature various combinations of fully equipped service and body shop facilities capable of handling almost any type of truck repair on virtually any type of truck, from rebuilding entire trucks and engines to routine maintenance functions, including tune-ups, oil changes, tire balancing, front-end alignments and inspections. Rush truck centers offer such services in a relaxed and accommodating atmosphere. Most Rush truck centers have driver lounges equipped with televisions, recliners, sofas, phones and food and beverage machines to allow drivers to sleep, relax or conduct business while waiting for service to be performed. To simplify the buying process, the Rush truck centers offer "menu" pricing of service and body shop functions and offer expedited service at a premium price for certain routine repair and maintenance functions.

         The Company has a total of 266 service bays, including 11 paint bays, throughout its network. The Company performs both warranty and non-warranty service work, with the cost of the warranty work being reimbursed by the manufacturer at retail consumer rates. The Company estimates that approximately 20% of its service functions are performed under manufacturers' warranties. Rush truck centers are Peterbilt designated warranty service centers and most are authorized service centers for a number of manufacturers of heavy-duty truck components, including Cummins, Detroit Diesel, Caterpillar, Eaton and Rockwell. Manufacturers permit warranty work to be performed only at designated warranty service centers. To enhance accuracy and timeliness in payment of warranty claims, the Company maintains a computerized system for sending warranty claims to PACCAR and various other manufacturers.

         The Company's service and body shop facilities, four of which are open 24 hours a day, six days a week, are equipped with state-of-the-art tools and diagnostic equipment and staffed by manufacturer-trained and certified service technicians. The Company's service technicians perform full-service truck repairs and make-ready on Peterbilt and virtually any other type of heavy-duty truck. Rush truck centers' factory-certified service employees regularly attend manufacturer-sponsored training programs to remain abreast of current diagnostic and repair and maintenance techniques. The Company employs an innovative compensation program for its service technicians designed to encourage the performance of expedited and high quality repair and maintenance services. Rather than paying service technicians on an hourly basis, each technician receives a flat rate for each service or repair performed. If a service or repair is performed incorrectly, the technician making the initial repair or service must correct the situation without additional compensation. This compensation arrangement facilitates the retention of efficient service technicians who can increase their compensation by expeditiously and accurately completing service and repairs.

         The Company's body shops, which include multiple EPA approved paint bays, are fully equipped to make virtually any type of truck body repair, from complete reconstruction of truck frames damaged in accidents to repairs and replacements of hoods, body panels and fenders. Rush truck centers' body shops are also used to refurbish trucks in need of updating due to changes in industry standards or to satisfy regulatory guidelines.

SALES AND MARKETING

         The Company's aggressive expansion program and long history of operations have resulted in a customer base that is diverse in terms of geography, industry and scale of operations. The Company's customers include owner-operators, regional and national fleets, corporations and local governments, none of which accounted for more than 7% of its total sales in 1996. Because of its large size, strong relationships with fleet customers and its ability to handle large quantities of used truck trade-ins, the Company, unlike most dealers, markets and sells to fleets nationwide. Management also believes that the consistently reliable service received by customers at each Rush truck center and the Company's longevity have resulted in increased recognition of the "Rush" name, customer loyalty and continuing customer relationships. During 1996, approximately 75% of the Company's truck sales were to repeat customers.

         The Company believes that large, multi-location, full-service dealerships, which offer a large selection of new and used trucks, parts and sophisticated service and body shop facilities, are able to realize economies of scale and have a competitive advantage in the truck sales and services industry. As part of its strategy, the Company has begun to employ a Rush Truck Center branding program for its facilities to enhance the Company's name recognition and to communicate the standardized high level of quality products and services throughout its truck center network. The Company intends to brand each of its facilities as a Rush Truck Center through distinctive signage and uniform marketing programs. Currently eight locations are branded as Rush Truck Centers and the Company intends to establish all of its facilities as Rush Truck Centers by December 31, 1997.

         The Company generally promotes its trucks and related services through its sales staff, trade magazine advertisements and attendance at industry shows, including the International Truck Show and the Southwest Trucking Show. In addition to cultivating walk-in customers, the Company's sales staff also makes customer visits and participates in organizations that support industries that utilize the Company's trucks. The Company uses its proprietary direct mail database to distribute its bi-monthly truck magazine, which includes new and used truck and parts specials, and other marketing materials to over 50,000 existing and potential customers. Support of the industry is achieved through membership and support of trucking organizations, such as the American Truck Dealers and American Trucking Association. In addition, the Company has a world-wide web site on the Internet featuring truck and parts specials at http://www.rushtruckcenters.com.

         The Company's new truck sales staff consists of 85 employees, including a Senior Vice President of Sales and Marketing and seven regional sales managers. Used trucks are sold through 17 used truck sales personnel, including a Vice President of Used Trucks and five regional sales managers. The sales staff at each Rush truck center receives sales training, instruction on technical and operating aspects of the trucks and education with respect to the industries in which such trucks are utilized, including the waste-disposal, construction and forestry industries. The sales staff of each Rush truck center is compensated on a commission and salary basis, with a high percentage of compensation based on commission.

         The Company has approximately 110 parts and service sales employees, including a Vice President of Parts and Service, one national parts director, one national service director, one national parts and service marketing director, 15 regional service managers and 10 regional parts managers. The Company sells parts in conveniently located open showrooms and parts counters at its truck centers and directly to fleet customers through its outside sales staff. The direct marketing to its fleet customers is intended to position the Company as the primary supplier of parts to such customers, who often perform truck maintenance and repairs at their own in-house service facilities.

FACILITY MANAGEMENT

         Personnel. Each Rush truck center is managed by a general manager who oversees the operations, personnel and the financial performance of the location, subject to the direction of the Company's corporate office. Each Rush truck center is also typically staffed by a sales manager, parts manager, service manager, sales representatives, parts employees, and other service and make-ready employees. The sales staff of each Rush truck center is compensated on a salary plus commission basis, with a high percentage of compensation based on commission, while the general manager, parts manager and service manager receive a combination of salary and performance bonus, with a high percentage of compensation based on the performance bonus. The Company believes that its employees are among the highest paid in the truck sales industry.

         General managers annually prepare detailed monthly forecasts and monthly profit and loss statements based upon historical information and projected trends and an element of each general manager's compensation is determined by meeting or exceeding these operating plans. During the year, general managers regularly review their Rush truck center's progress with senior management and make appropriate adjustments as needed. All employees of the Company undergo annual performance evaluations.

         The Company has been successful in retaining its senior management, general managers and other employees. The average tenure of the Company's current senior management is 14 years, and the average tenure of its current truck centers general managers is approximately 10 years with the Company. To promote communication and efficiency in operating standards, general managers and members of senior management attend several Company-wide strategy sessions per year. In addition, management personnel attend various industry-sponsored leadership and management seminars and receive continuing education on Peterbilt products, marketing strategies and management information systems.

         Members of senior management regularly travel to each location to provide on-site management and support. Each location is audited twice a year for administrative record-keeping, human resources and environmental compliance matters. The Company has instituted succession planning pursuant to which employees in each truck center are groomed as assistant managers to assume management responsibilities in existing and future dealerships.

         Purchasing and Suppliers. The Company believes that pricing is an important element of its marketing strategy. Because of its size, the Company benefits from volume purchases at favorable prices that permit it to achieve a competitive pricing position in the industry. The Company purchases its Peterbilt heavy-duty truck inventory and Peterbilt parts and accessories directly from PACCAR. All other manufacturers' parts and accessories, including those of Cummins, Detroit Diesel, Caterpillar and others are purchased through wholesale vendors or from PACCAR, who buys such products in bulk for resale to the Company and other Peterbilt dealers. All purchasing, volume and pricing levels and commitments are negotiated by the Company's corporate headquarters. The Company has been able to negotiate favorable terms, which facilitates the Company's ability to offer competitive prices for its products.

         Management Information Systems. Each Rush truck center maintains a centralized real-time inventory tracking system which is accessible simultaneously by all locations and by the Company's corporate office. The Company utilizes the information assimilated from its management information systems to determine and monitor the appropriate inventory level at each facility. From this information, management has developed a model reflecting historic sales levels of different product lines. This information identifies the appropriate level and mix of inventory and forms the basis of the Company's operating plan. The Company's management information systems and databases are also used to monitor market conditions, sales information and assess product and expansion strategies. Information received from state and regulatory agencies, manufacturers and industry contacts allows the Company to determine market share statistics and gross volume sales numbers for its products as well as those of competitors. This information impacts ongoing operations by allowing the Company to remain abreast of changes within the market and allows management to react accordingly by realigning product lines and by adding new product lines and models.

         Distribution and Inventory Management. The Company utilizes its real-time inventory management tracking system to maintain a close link between each truck center. This link allows for a timely and cost-effective sharing of managerial and sales information as well as the prompt transfer of inventory among various locations. The transfer of inventory reduces delays in delivery, helps maximize inventory turns and assists in controlling problems created by overstock and understock situations. The Company is linked directly to its major suppliers, including PACCAR and GMC, via real-time satellite communication links for purposes of ordering and inventory management. These automated reordering and satellite communication systems allow the Company to maintain proper inventory levels and permit the Company to have inventory delivered to its locations, or directly to customers, typically within 24 hours of an order being placed.

RECENT ACQUISITIONS

         In March 1997, the Company purchased the assets of Denver Peterbilt, Inc., which consisted of two full-service Peterbilt dealerships in Denver and Greeley, Colorado. The Company believes that the acquisition of such facilities provides the Company with an immediate market presence in the state of Colorado. The purchase price was approximately $7.9 million, funded by (i) $6.5 million of cash and (ii) $1.4 million of borrowings under the Company's floor plan financing arrangement with GMAC to purchased new and used truck and parts inventory. The Company also entered into an agreement whereby the principal of Denver Peterbilt, Inc. may receive additional amounts based on future sales of new Peterbilt trucks at the Colorado locations.

COMPETITION

         There is significant competition both within the markets currently being served by the Company and in new markets into which the Company may enter. Dealer competition continues to increase based on accessibility of dealership location, the number of the Company's dealership locations, price, value, quality and design of the product as well as attention to customer service (including technical service). The Company believes that it is competitive in all of these categories. Despite being what the Company believes to be one of the largest dealers in the industry in terms of total revenues, during 1996 the Company accounted for approximately 1.6% of all new Class 8 truck sales in North America.

         The Company's products compete with Class 8 and Class 7 trucks made by other manufacturers and sold through competing independent and factory-owned truck dealerships, including trucks manufactured by Navistar (International), Mack, Freightliner, Volvo, Ford, Western Star, other Class 8 trucks manufactured by PACCAR (Kenworth) and other manufacturers. Management believes it is able to effectively compete with dealerships and service providers on the basis of overall Peterbilt product quality, reputation and name recognition as well as its ability to provide full parts and service support, financing and insurance and other customer services, at easily accessible locations in high truck traffic areas on or near major highways.

DEALERSHIP AGREEMENTS

         PACCAR. The Company has entered into non-exclusive dealership agreements (the "Dealership Agreements") with PACCAR with respect to each of the Company's territories. The Dealership Agreements each have current terms expiring between April 1997 and March 2000 and may be terminated by PACCAR upon a violation by the Company of the provisions contained therein. Upon the expiration of the term of the Dealership Agreements, written renewals of such agreements must be executed by PACCAR. Any termination or non-renewal of the Dealership Agreements must be done by PACCAR in accordance with both state and federal legislation designed to protect dealers from arbitrary termination or non-renewal of franchise agreements. The Automobile Dealers Day in Court Act and applicable state laws provide that termination or non-renewal of a dealership agreement must be done in "good faith" and upon a showing of "good cause" by the manufacturer for such termination or non-renewal, as those terms have been defined by statute and case law. The Company has consistently had its Dealership Agreements renewed and the Company anticipates obtaining renewals in the future. However, no assurances can be given that such renewals will be obtained.

         The Company is not required to pay a royalty fee under the Dealership Agreements. Rather, the Company has agreed to stock, sell at retail and service Peterbilt trucks and products in its defined market areas. Pursuant to the terms of the Dealership Agreements, the Company is entitled to use the "Peterbilt" name, trade symbols and intellectual property. PACCAR periodically furnishes the Company general and specialized truck and parts sales and other service and technical training programs and makes available to the Company copies of service manuals and bulletins, publications and technical data to assist in the effective operation of the Company's services and parts operations. PACCAR also makes available field personnel who periodically advise the Company on sales, parts and service related subjects, including fleet sales, product quality, technical adjustments, repair, replacement and sale of products, customer relations, warranty administration, and service and parts merchandising, training and management. PACCAR maintains general advertising and promotion programs for the sale of Peterbilt products.

         Each of the Company's dealerships is required to establish and maintain a ratio of net working capital to total assets ranging from .05 to .25 as provided in its Dealership Agreement. If at any time a dealership's net working capital falls below the minimum requirements as determined from time to time by PACCAR, the dealership is required to take steps reasonably necessary to meet such minimum capital requirements. The Company has had no problem in the past satisfying such minimum capitalization requirements and does not anticipate any problems through fiscal 1997. The Dealership Agreements also require the Company to maintain a uniform accounting system designated by PACCAR and provide PACCAR with monthly financial and operating data.

         The Company is required to provide 60 days' prior written notice to PACCAR before it enters into a written agreement to sell and service the competitive vehicles of another truck manufacturer. The purpose of the notice is to provide PACCAR with an opportunity to evaluate and discuss with the Company the likely effect of such an action on the Company, PACCAR and the other Peterbilt dealers.

         In the event of a change of control of the Company, the Dealership Agreement may be immediately terminated by PACCAR. For this purpose, a change of control occurs (i) if the Dealer Principals (W. Marvin Rush, W. M. "Rusty" Rush, Robin M. Rush and other executives of the Company) in the aggregate own less than 30% of the capital stock entitled to vote on the election of directors of the Company, or (ii) if any "person" (as that term is defined under the Securities Exchange Act of 1934, as amended) other than the Dealer Principals or any person who has been approved in writing by PACCAR, either (x) owns a greater percentage of the capital stock entitled to vote on the election of directors of the Company than the Dealer Principals in the aggregate, or (y) holds the office of Chairman of the Board, President or Chief Executive Officer of the Company. In the event that the Company were to find it necessary or advisable to sell any of its Peterbilt dealership locations, PACCAR retains the right of first refusal to purchase such dealership location in any proposed sale. The change of control and right of first refusal provisions may have anti-takeover effects.

         In addition to its dealership agreements with PACCAR, the Company is also an authorized dealer for Volvo GM Heavy Truck Corporation ("Volvo") and General Motors Corporation ("GMC") at certain of the Company's locations.

         Volvo. The Company is an authorized, exclusive retail dealer of new Volvo trucks and parts at its Oklahoma City and Tulsa, Oklahoma facilities. As part of the dealership agreement with Volvo (the "Volvo Agreement"), the Company is granted the right to use various Volvo trademarks in the conduct of its business and the benefit of Volvo materials and training. In order to remain in compliance with the terms of the Volvo Agreement, the Company must meet certain sales, service and facilities criteria established by Volvo, provide Volvo with various financial and planning documents on a regular basis and provide warranty repairs on covered Volvo trucks.

         The Volvo Agreement is effective through March 31, 2000 and is renewed annually unless terminated according to the provisions of the Volvo Agreement. The occurrence of any of the following events constitutes grounds for termination by Volvo: (a) ownership of a majority of the capital stock of the Company by persons other than W. Marvin Rush and members of his family;

(b) disputes among, or actions by, the Controlling Individuals which may adversely affect the reputation of Volvo; (c) the sale by the Company of any of its principal operating assets; (d) the sale or transfer of the Volvo Agreement to an unauthorized party; and (e) the occurrence of various other material breaches enumerated in the Volvo Agreement which are typical of dealership agreements.

         GMC. Under the Company's non-exclusive dealership Agreement with GMC (the "GMC Agreement"), GMC provides the Company with, among other things, trucks, parts and training in the sales and service of GMC medium-duty trucks. GMC also allows the Company to use various GMC licenses, trade symbols and intellectual property owned by GMC. The Company is obligated to conform its operations to the standards established by the GMC Agreement and ongoing reviews of the Company's facilities and operations. The obligations of the Company include maintaining minimum size and appearance standards for its dealership facilities, maintaining its accounting records in conformance with GMC standards, performing GMC warranty repairs and responsibly promoting the sale and service of GMC products throughout the Company's assigned territory.

         The GMC Agreement is effective through October 31, 2000 and may be terminated by GMC in specific circumstances. The GMC Agreement is based on the personal relationship between GMC and the Dealer Operators (W. Marvin Rush, W.
M. "Rusty" Rush and Robin M. Rush) and prohibits any attempted assignment, including upon the death or incapacity of one or more of the Dealer Operators, of the GMC Agreement to a third party which is not expressly approved by GMC. With regard to any proposed assignment of the GMC Agreement, GMC retains a right of first refusal on any offers to purchase the GMC Agreement. The Company is also prohibited from making any transfer of more than a ten percent equity interest in the Company without the consent of GMC. Some of the additional grounds upon which GMC may terminate the GMC Agreement are: (a) material conflicts with GMC over the Company's facilities and operations; (b) misconduct by the Company or the Dealer Operators; or (c) failure to maintain the specified net capital requirement and an open line of credit pursuant to the terms of the GMC Agreement. The Company has remained in compliance with the terms of the GMC Agreement and anticipates no conflicts through 1997.

         The Company believes that the change of ownership resulting from its initial public offering completed in June 1996 violated the GMC Agreement and that such agreements is terminable by GMC. The termination of the GMC Agreement would not have a material adverse impact on the Company.

FLOOR PLAN FINANCING

         Substantially all of the Company's truck purchases from PACCAR are made on terms requiring payment within 15 days or less from the date of shipment of the trucks from the factory. The Company finances all, or substantially all, of the purchase price of its new truck inventory, and 75% of the loan value of its used truck inventory, under a floor plan arrangement with GMAC under which GMAC pays PACCAR directly with respect to new trucks. The Company makes monthly interest payments on the amount financed but is not required to commence loan principal repayments on new vehicles to GMAC for a period of 12 months and for used vehicles for a period of three months. The loan is collateralized by a lien on the vehicle. The Company's floor plan agreements with its primary lender limit the aggregate amount of borrowings based on the number of new and used trucks. As of December 31, 1996, the Company's floor plan arrangements permit the financing of up to 888 new trucks and 349 used trucks. At December 31, 1996, the Company had $42.2 million outstanding under its floor plan financing arrangement with GMAC. GMAC permits the Company to earn interest at the prime rate on overnight funds deposited by the Company with GMAC for up to one-half of the amount borrowed under its floor plan financing, real estate financing and revolving credit arrangements with GMAC. GMAC has indicated that it will continue to provide GMAC financing to the Company in the absence of a franchise agreement with GMC.

PRODUCT WARRANTY

         PACCAR provides retail purchasers of new trucks with a limited warranty against defects in materials and workmanship, excluding certain specified components which are separately warranted by component suppliers. The Company does not otherwise provide any warranty to retail purchasers of new trucks.

         The Company generally sells its used trucks "as is" and without manufacturer's warranty, although manufacturers sometimes provide limited warranties on used vehicles if they have been reconditioned at the Rush truck center prior to resale or if the manufacturer's warranty is transferrable and has not yet expired. The customer does not receive any warranty from the Company.

BACKLOG

         At December 31, 1996, the Company's backlog of orders was approximately $80.0 million, compared to $90.0 million at December 31, 1995. The Company includes in backlog only confirmed orders. It takes between 60 days and six months for the Company to receive delivery from PACCAR once an order is placed. The Company expects to fill at least 90% of these orders by the end of 1997. The Company sells approximately 75% of its new heavy-duty trucks by customer special order, with the remainder sold out of inventory. Included in the Company's backlog as of December 31, 1996 are orders from a number of the Company's major fleet customers.

REGULATION

         The Company is subject to the National Traffic and Motor Vehicle Safety Act (the "Act"), Federal Motor Vehicle Safety Standards promulgated by the DOT and various state motor vehicle regulatory agencies. The Company believes that it is in compliance with the Act and applicable standards.

         The Company's service and body shop facilities are subject to federal, state and local laws and regulations concerning environmental matters with respect to air quality and discharges into the environment, as well as storage, shipping, disposing and manifesting of hazardous materials and hazardous and non- hazardous waste. These environmental matters are associated with the repair and maintenance of heavy-duty trucks at the Company's facilities, and no location or operation exceeds small quantity generation status. In addition, these laws and regulations affect the storing, dispensing and discharge of petroleum-based products and other waste, and require the Company to secure permits in connection with its dealership operations. The securing of permits and compliance with all laws and regulations can be costly and could, in the future, affect the Company's earnings; however, to date, the cost of permitting and compliance has not been material. Further, each dealership must comply with local governmental requirements concerning zoning, land use and environmental factors. Although the Company has not experienced difficulties in obtaining the required licensing or approvals, difficulties in obtaining such licensing or approvals in the future could result in delays in the opening of proposed new dealerships. State and local laws and regulations also require each dealership to obtain licenses to operate as a dealer in heavy-duty vehicles. The Company has obtained all necessary licenses and permits, and management believes the Company is in full compliance with all federal, state and local laws and regulations.

         The Company's insurance and financing services are subject to the laws and regulations of the states in which it conducts business. These laws and regulations cover all aspects of the Company's insurance and financing business, including, with respect to insurance, licensing, regulation of insurance premiums financing rates and insurance agency legislation pertaining to insurance agencies and their affiliates; and with respect to financing, commercial finance regulations that in some states may be similar to certain consumer finance regulations, including those governing interest rates and charges, maximum amounts and maturities of credit and disclosure to debtor of certain terms of each transaction.

         The Company is also subject to the regulations promulgated by the Occupational Safety and Health Administration ("OSHA"), which regulates workplace health and safety. The Company's facilities are periodically inspected by representatives of OSHA.

TRADEMARKS

         The Peterbilt, Volvo and GMC trademarks and trade names, which are licensed from each of the respective corporations, are recognized internationally and play an important role in the marketing of the Company's products. Each corporation engages in a continuous program of trademark and trade name protection in all marketing areas. The Company does not hold any registered trade or service marks at this time, but has trademark applications pending with the U. S. Patent and Trademark Office for the name "Rush."

PRODUCT LIABILITY

         Products that have been or may be sold by the Company may expose it to potential liabilities for personal injury or property damage claims relating to the use of such products. Historically, product liability claims have not been material to the Company. While the Company maintains third-party product liability insurance which it believes to be adequate, there can be no assurance that the Company will not experience legal claims in excess of its insurance coverage, or claims which are ultimately not covered by insurance. Furthermore, if any significant claims are made against the Company or PACCAR, the Company's business may be adversely affected by related negative publicity.

EMPLOYEES

         At December 31, 1996, the Company employed approximately 700 people, of which 85 were involved in new truck sales, 17 in used truck sales, 419 in parts, service and body shop services, nine in insurance agency services, five in financing services, 85 in truck leasing and rental operations and 80 in administrative, management and corporate functions.

         The Company has no contracts or collective bargaining agreements with labor unions and has never experienced work stoppages. The Company considers its relations with employees to be satisfactory.

ITEM 2. PROPERTIES

         The Company owns its truck center locations in Houston (4) and San Antonio (1), Texas, as well as 6,000 square feet of administrative office space located in San Antonio, Texas, its Oklahoma City, Oklahoma facilities, and a 4,140- acre ranch located in Cotulla, Texas. The remaining facilities operate on leased premises, with the unexpired terms of the leases ranging from six months to eight years, inclusive of options to renew. The Company has an option to terminate its leases on the Bossier City, Louisiana and Laredo, Texas locations, by providing notice and paying rent ranging from three to six months. In all cases the Company pays a fixed rent and is responsible for taxes, insurance, repairs and maintenance. For 1996, the total net rent expense for the Company's leased stores was approximately $937,000. The building square footage of the Company's full-service truck centers range in size from 13,500 to 73,000 square feet, and are situated on lots ranging from three to 14 acres, while the parts/service facilities range in size from 2,500 to 62,000 square feet, and are situated on lots ranging from 0.4 to five acres.

ITEM 3. LEGAL PROCEEDINGS AND INSURANCE

         From time to time, the Company is involved in certain litigation arising out of its operations in the ordinary course of business. The Company maintains liability insurance, including product liability coverage, in amounts deemed adequate by management. To date, aggregate costs to the Company for claims, including product liability actions, have not been material. However, an uninsured or partially insured claim, or claim for which indemnification is not available, could have a material adverse effect on the financial condition of the Company. The Company believes that there are no claims or litigation pending, the outcome of which could have a material adverse effect on the financial position or results of operations of the Company, however, due to the inherent uncertainty of litigation, there can be no assurance that the resolution of any particular claim or proceeding would not have a material adverse effect on the Company's results of operations for the fiscal period in which such resolution occurred.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the Company's shareholder's during the fourth quarter of the fiscal year ended December 31, 1996.

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

         The Company's common stock, $0.01 par value ("Common Stock"), is listed for quotation on the Nasdaq/National Market ("NASDAQ/NMS") under the symbol "RUSH." From June 7, 1996, the date of the Company's initial public offering, the following table sets forth the high and low closing sales prices for the Common Stock for the fiscal periods indicated, as reported by the Nasdaq/NMS. The quotations represent prices in the over-the-counter market between dealers in securities, do not include retail markup, markdown or commissions and may not necessarily represent actual transactions.

                                                              High         Low
                                                           ----------   ---------
Fiscal 1996:
Second quarter (from June 7, 1996)  . . . . . . . . .         $14.00       $12.25
Third quarter . . . . . . . . . . . . . . . . . . . .         $12.75       $12.00
Fourth quarter  . . . . . . . . . . . . . . . . . . .         $13.13       $12.00

         As of March 21, 1997, there were approximately 57 record holders of the Common Stock and approximately 500 beneficial holders of the common stock.

         The Board of Directors intends to retain any earnings of the Company to support operations and to finance expansion and does not intend to pay cash dividends on the Common Stock in the foreseeable future. Any future determination as to the payment of dividends will be at the discretion of the Board of Directors of the Company, and will depend on the Company's financial condition, results of operations, capital requirements and such other factors as the Board of Directors deems relevant.

         Because the Company was a S corporation prior to its initial public offering, a portion of the net income of the Company in past years has been distributed to W. Marvin Rush, and one additional distribution of approximately $7.1 million was made simultaneously with the closing of the Company's initial public offering.

ITEM 6. SELECTED FINANCIAL DATA

SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA

         The following Selected Consolidated Financial and Operating Data relating to the Company has been taken or derived from the Consolidated Financial Statements and other records of the Company. The consolidated statements of income and consolidated balance sheets for each of the four years in the period ended December 31, 1996, have been audited by Arthur Andersen LLP, independent public accountants. The consolidated statements of income and consolidated balance sheets for the four-month period ended December 31, 1992 and for the year ended August 31, 1992 have been derived from the books and records of the Company for those periods. The Financial and Operating Data presented below may not be comparable between periods in all material respects or indicative of the Company's future financial position or results of operations due primarily to acquisitions which occurred during the periods presented, including the acquisition of the Company's California and Oklahoma operations in February 1994 and in December 1995, respectively. See Note 17 to the Company's Consolidated Financial Statements for a discussion of such acquisitions. The Selected Consolidated Financial and Operating Data should be read in conjunction with the Company's Historical Consolidated Financial Statements and related notes and other financial information included elsewhere herein. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                              YEAR      FOUR MONTH
                                                             ENDED     PERIOD ENDED
                                                           AUGUST 31,  DECEMBER 31,     YEAR ENDED DECEMBER 31,
                                                             1992          1992         1993      1994      1995     1996
                                                             ----          ----         ----      ----      ----     ----
                                                                                   (IN THOUSANDS)
SUMMARY OF INCOME
STATEMENT DATA
Revenues
  New and used truck sales  . . . . . . . . . . . . . . . $63,730       $20,518      $ 79,909   $143,569   $192,949    $258,613
  Parts and service . . . . . . . . . . . . . . . . . . .  15,315         6,541        24,604     46,516     53,368      64,505
  Lease and rental  . . . . . . . . . . . . . . . . . . .   2,633           955         2,158      5,476     10,058      13,426
  Finance and insurance . . . . . . . . . . . . . . . . .     745           143         2,247      3,774      3,980       5,855
  Other . . . . . . . . . . . . . . . . . . . . . . . . .     601           258         1,353      1,936      1,279       2,262
                                                           -------      -------      --------    --------   --------   --------
    Total revenues  . . . . . . . . . . . . . . . . . . .  83,024        28,415       110,271    201,271    261,634     343,661
Cost of products sold . . . . . . . . . . . . . . . . . .  70,271        24,270        95,811    168.254    219,059     289,143
                                                           -------      -------      --------    --------   --------   --------
Gross profit  . . . . . . . . . . . . . . . . . . . . . .  12,753         4,145        14,460     33,017     42,575      54,518
Selling, general and administrative expenses  . . . . . .  10,233         3,687        11,101     25,789     31,238      40,552
Depreciation and amortization expense . . . . . . . . . .     475           151         1,022      1,615      1,846       2,416
                                                           -------      -------      --------    --------   --------   --------
Operating income  . . . . . . . . . . . . . . . . . . . .   2,045           307         2,337      5,613      9,491      11,550
Interest expense  . . . . . . . . . . . . . . . . . . . .     587            15           998      2,048      2,886       3,053
Minority interest . . . . . . . . . . . . . . . . . . . .      --            --            --        123        162          --
Income from continuing operations before income taxes . .   1,458           292         1,339      3,442      6,443       8,497
Income tax expense  . . . . . . . . . . . . . . . . . . .      --            --            --         --         --       2,295
Income from continuing operations . . . . . . . . . . . .   1,458           292         1,339      3,442      6,443       6,202
Discontinued operations --
  Operating income (loss) . . . . . . . . . . . . . . . .     (42)           55           325        283       (224)         --
  Gain on disposal  . . . . . . . . . . . . . . . . . . .      --            --            --         --      1,785          --
                                                               --            --            --         --      -----          --
Income from discontinued operations . . . . . . . . . . .     (42)           55           325        283      1,561          --
                                                           -------      -------      --------    --------   --------   --------
Net income  . . . . . . . . . . . . . . . . . . . . . . .  $ 1,416      $   347      $  1,664    $  3,725   $  8,004   $  6,202
                                                           =======      =======      ========    ========   ========   ========

                                                                                       YEAR ENDED      YEAR ENDED
                                                                                       DECEMBER 31,    DECEMBER 31,
                                                                                           1995            1996
                                                                                           ----            ----
                                                                                 (IN THOUSANDS EXCEPT PER SHARE DATA)
 PRO FORMA INCOME
 STATEMENT DATA (Unaudited)
 Income from continuing operations before taxes  . . . . . . . . .                        $6,443          8,497

 Pro forma adjustments to reflect federal and state income
  taxes(1) . . . . . . . . . . . . . . . . . . . . . . . . . . . .                         2,448          3,229
                                                                                           -----          -----
 Pro forma income from continuing operations . . . . . . . . . . .                        $3,995         $5,268
                                                                                          ======         ======
 Pro forma income from continuing operations per share(2)  . . . .                          $.93          $ .94
                                                                                            ====          =====

 Weighted average shares outstanding used in the pro forma income
  from continuing operations per share calculation . . . . . . . .                         4,297          5,590
                                                                                           =====          =====



                                                    FOUR-MONTH
                                     YEAR ENDED    PERIOD ENDED
                                     AUGUST 31,    DECEMBER 31,                  YEAR ENDED DECEMBER 31,
                                       1992            1992           1993        1994        1995       1996
                                       ----            ----           ----        ----        ----       ----
                                                        (IN THOUSANDS, EXCEPT OPERATING DATA)
 OPERATING DATA
 Number of locations --
  Full-service                                1                 1            2          6           8           8
  Parts/service                               3                 3            5          5           6           6
                                              -                 -            -          -           -           -
  Total locations                             4                 4            7         11          14          14
 Unit truck sales --
  New trucks                                623               237          982      1,705       2,263       2,871
  Used trucks                               675               229          647        889       1,135       1.349
                                            ---               ---          ---        ---       -----       -----
  Total unit trucks sales                 1,298               466        1,629      2,594       3,398       4,220
 Aggregate new and used truck
 finance
  contracts sold (in thousands)         $21,295           $10,100      $32,188    $45,453     $53,165     $76,390
 Truck lease and rental units               100               100          143        345         521         559


                                                      FOUR-MONTH
                                      YEAR ENDED      PERIOD ENDED
                                      AUGUST 31,      DECEMBER 31,              YEAR ENDED DECEMBER 31,
                                         1992             1992         1993        1994       1995       1996
                                         ----             ----         ----        ----       ----       ----
                                                                          (IN THOUSANDS)
 BALANCE SHEET DATA
 Working capital . . .                    $875           $2,213       $(245)    $(937)        $626    $24,676
 Inventories . . . . .                   6,799            7,960       14,183    20,755      36,517     36.688
 Total assets  . . . .                  13,268           17,683       29,263    44,185      76,079    109,217
 Floor plan financing                    4,003            6,023       10,648    17,325      34,294     42,228
 Line-of-credit
  borrowings . . . . .                      50               50          950       860          10         20
 Long-term debt, including
  current portion  . .                   4,149            6,002        8,167     8,887      17,287     15,547
 Shareholders' equity                    1,847            2,298        2,706     4,376       7,685     36,692

----------
(1) For all periods presented prior to the Company's public offering on June 7, 1996, the Company was an S corporation and was not generally subject to corporate income taxes. The pro forma income tax provision has been computed as if the Company were subject to corporate income taxes for all periods presented based on the tax laws in effect during the respective periods. See Note 15 to the Consolidated Financial Statements.

(2) Pro forma income from continuing operations per share was computed by dividing pro forma income from continuing operations by the weighted average number of common shares outstanding, as adjusted for the stock split of the Common Stock and giving pro forma effect for the issuance of 547,400 shares of Common Stock, at an initial public offering price of $12.00 per share, to repay the line-of-credit borrowings made to fund the approximately $6.0 million distribution to the Company's sole shareholder of the undistributed taxable S corporation earnings. See Notes 3 and 5 to the Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         Certain statements contained in this Form 10-K, including statements regarding the anticipated development and expansion of the Company's business, expenditures, the intent, belief or current expectations of the Company, its directors or its officers, primarily with respect to the future operating performance of the Company and other statements contained herein regarding matters that are not historical facts, are "forward-looking" statements (as such term is defined in the Private Securities Litigation Reform Act of 1995). Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, but are not limited to, those discussed in other filings made by the Company with the Securities and Exchange Commission.

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

         In February 1994, the Company consummated the purchase of the assets of Engs Motor Truck Company ("Engs"), which consisted of three full-service Peterbilt dealerships located in Pico Rivera, Fontana and Ventura, California, and a parts store located in Sun Valley, California. As part of the Company's acquisition strategy, the Company closed the Ventura facility in August 1994, consolidating its operations into the remaining facilities. The purchase price was approximately $9.6 million, funded by (i) $3.1 million of cash, (ii) $5.4 million of borrowings under the Company's floor plan financing with GMAC to purchase new and used truck inventory, and (iii) $984,000 payable pursuant to a note to the seller. In June 1994 the Company purchased the related leasing and truck rental operations of Engs for $300,000 in cash. In addition, the Company entered into a five year consulting agreement with two principals of the seller under which they are paid an aggregate of $12,500 per month. One of the former employees of Engs became a 10% partner in the acquired business, and the Company subsequently purchased this interest in August 1995 for cash consideration of approximately $435,000.

         In March 1995, the Company sold an automobile dealership in San Antonio, Texas, for cash of approximately $3.6 million.

         In December 1995, the Company acquired the assets of Kerr Consolidated, Inc., which consisted of a full-service Peterbilt dealership and stand-alone leasing facility in Oklahoma City, Oklahoma, and a full-service Peterbilt dealership in Tulsa, Oklahoma. The purchase price was approximately $10.2 million, funded by (i) $2.7 million of cash, (ii) $3.9 million of borrowings under the Company's floor plan financing with GMAC to purchase new and used truck and parts inventory, (iii) a $750,000 interest-free advance against future accounts receivable from Interstate Billing Services, Inc. and
(iv) $2.8 million payable pursuant to a note to the seller. The Company also agreed to pay the principals of Kerr an aggregate consulting fee of $2,225 per month for five years from the effective date of this offering.

         In March 1997, the Company purchased the assets of Denver Peterbilt, Inc., which consisted of two full-service Peterbilt dealerships in Denver and Greeley, Colorado. The Company believes that the acquisition of such facilities provides the Company with an immediate market presence in the state of Colorado. The purchase price was approximately $7.9 million, funded by (i) $6.5 million of cash and (ii) $1.4 million of borrowings under the Company's floor plan financing arrangement with GMAC to purchased new and used truck and parts inventory. The Company also entered into an agreement whereby the principal of Denver Peterbilt, Inc. may receive additional amounts based on future sales of new Peterbilt trucks at the Colorado locations.

RESULTS OF OPERATIONS

The following discussion and analysis includes the Company's historical results of operations for 1994, 1995, 1996.

         The following table sets forth for the years indicated certain financial data as a percentage of total revenues:

                                                                             YEAR ENDED DECEMBER 31,
                                                                         -----------------------------
                                                                          1994        1995        1996
                                                                        --------    --------    --------
New and used truck sales  . . . . . . . . . . . . . . . . . . . . . .    71.3%       73.7%      75.3%
Parts and service . . . . . . . . . . . . . . . . . . . . . . . . . .     23.1        20.4       18.8
Lease and rental  . . . . . . . . . . . . . . . . . . . . . . . . . .      2.7         3.8        3.9
Finance and insurance . . . . . . . . . . . . . . . . . . . . . . . .      1.9         1.5        1.7
Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1.0         0.5        0.4
                                                                           ---         ---        ---
  Total revenues  . . . . . . . . . . . . . . . . . . . . . . . . . .    100.0       100.0      100.0
Cost of products sold . . . . . . . . . . . . . . . . . . . . . . . .     83.6        83.7       84.1
                                                                          ----        ----       ----
Gross profit  . . . . . . . . . . . . . . . . . . . . . . . . . . . .     16.4        16.3       15.9
Selling, general and administrative expenses  . . . . . . . . . . . .     12.8        11.9       11.8
Depreciation and amortization . . . . . . . . . . . . . . . . . . . .      0.8         0.7        0.7
                                                                           ---         ---        ---
Operating income  . . . . . . . . . . . . . . . . . . . . . . . . . .      2.8         3.6        3.4
Interest, net . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1.0         1.0        0.9
                                                                           ---         ---        ---
Income from continuing operations . . . . . . . . . . . . . . . . . .     1.8%        2.6%       2.5%
                                                                          ====        ====       ====

FISCAL YEAR ENDED DECEMBER 31, 1996 COMPARED WITH FISCAL YEAR ENDED DECEMBER 31, 1995.

Revenues

         Revenues increased by approximately $82.0 million, or 31.4%, from $261.6 million to $343.7 million from 1995 to 1996. This increase was attributable to gains achieved from each of the Company's revenue categories, with the largest increase resulting from the acquisition of the Company's Oklahoma facilities in December 1995.

         Sales of new and used trucks increased by approximately $65.7 million, or 34.0%, from $192.9 million to $258.6 million from 1995 to 1996. Unit sales of new and used trucks increased by 26.9% and 18.9%, respectively. The average selling price of new trucks increased by 5.0% while used truck average selling prices increased by 15.9%. Unit sales increases were due to the factors described above. New truck and used truck prices increased due to product mix and increased market demand.

         Parts and service sales increased by approximately $11.1 million, or 20.9%, from $53.4 million to $64.5 million from 1995 to 1996, with the inclusion of the Oklahoma operations accounting for most of the increase.

         Lease and rental revenues increased by approximately $3.4 million, or 33.5%, from $10.1 million to $13.4 million from 1995 to 1996, primarily as a result of the acquisition of the Company's Oklahoma facilities in December 1995.

         Finance and insurance revenues increased by approximately $1.9 million, or 47.1%, from $4.0 million to $5.9 million from 1995 to 1996, with approximately $800,000 in growth resulting from the acquisition of the Company's Oklahoma operations in December 1995.

Gross Profit

         Gross profit increased by approximately $11.9 million, or 28.1%, from $42.6 million to $54.5 million from 1995 to 1996, primarily due to the increase in revenues from the acquisition of the Oklahoma operations discussed above. Gross profit as a percentage of sales decreased slightly from 16.3% during 1995 to 15.9% during 1996. The decrease in gross margins was due to a 1% decrease in gross profit on the sale of new and used trucks, which was offset by a 1.8% increase in gross margins on parts and service sales and increased spreads on customer financings due to improved financing terms. The company believes that its increase in gross margins on parts and service activities was in part the result of integration of distribution and inventory management information systems in the Company's Oklahoma operations in December 1995 and in its California operations in April 1996.

Selling, General and Administrative Expenses

         Selling, general and administrative expenses increased by approximately $9.3 million, or 29.8%, from $31.2 million to $40.6 million from 1995 to 1996, primarily as a result of the increase in revenues described above. As a percentage of revenues, selling, general and administrative expenses decreased from 11.9% to 11.8%, respectively, primarily due to the spreading of fixed costs over a larger base of sales..

Interest Expense, Net

         Net interest expense increased by approximately $167,000, or 5.8%, from approximately $2.9 million to $3.1 million, from 1995 to 1996, respectively, primarily as a result of increased levels of floor plan financing associated with increased sales and higher inventory levels during 1996, and the acquisition of the Company's Oklahoma facilities in December 1995, offset by proceeds from the Company's initial public offering.

Income from Continuing Operations

Income from continuing operations increased by $2.1 million, or 31.9%, from $6.4 million to $8.5 million, from 1995 to 1996, as a result of the factors described above

Income Taxes

As a result of the Company's initial public offering and termination of its subchapter S tax status, the Company incurred $2.3 million in income taxes from the period of the initial public offering to December 31, 1996. The company has provided for taxes at a 38% effective rate.

FISCAL YEAR ENDED DECEMBER 31, 1995 COMPARED WITH FISCAL YEAR ENDED DECEMBER 31, 1994.

Revenues

         Revenues increased by approximately $60.4 million, or 30.0%, from $201.3 million to $261.6 million from 1994 to 1995. This increase was attributable to gains achieved by each of the Company's revenue categories. Approximately one- half of the increase from 1994 to 1995 is due to the inclusion in 1995 of a full year's results of the Company's California dealership operations which were acquired in February 1994. Increased activity at the Company's San Antonio dealership was the next largest contributor to revenue growth, while the balance of the improvement came throughout all other operating locations.

         Sales of new and used trucks increased by approximately $49.4 million, or 34.4%, from $143.6 million to $192.9 million from 1994 to 1995. Unit sales of new and used trucks increased by 32.3% and 27.7%, respectively, during 1995. While prices of new trucks remained unchanged during 1995, used truck prices increased by 16.6%. Unit increases were attributable to the factors discussed above, while price increases resulted from increased market demand.

         Parts and service sales increased by approximately $6.9 million, or 14.8, from $46.5 million to $53.4 million primarily as the result of the factors discussed above plus the addition of 18 service and body shop bays at the Company's facilities in San Antonio, Texas (10), Lufkin, Texas (6) and Fontana, California (2). Pricing information and decisions improved following the implementation of the Company's new management information systems installed in 1994.

         Lease and rental revenues increased by approximately $4.6 million, or 83.7%, from $5.5 million to $10.1 million, primarily as the result of (i) the inclusion of a full year of results from the California lease and rental operations, which were acquired by the Company in June 1994, and (ii) the addition of 65 trucks to the California lease and rental fleet during 1995.

         Finance and insurance revenues increased by approximately $200,000, or 5.3%, from $3.8 million to $4.0 million from 1994 to 1995, primarily as a result of the increased sales of new and used trucks discussed above and an addition to the Company's insurance sales staff. Finance and insurance revenues have limited direct costs and therefore contribute a disproportionate share of operating profits.

Gross Profit

         Gross profit increased by approximately $9.6 million, or 29.1%, from $33.0 million to $42.6 million from 1994 to 1995, primarily due to the increase in revenues discussed above. Gross profit as a percentage of sales increased slightly from 16.0% to 16.3% from 1994 to 1995. Higher gross margins on new truck sales and parts and service and body shop operations offset a decrease in used truck gross margins and decreased spreads from financing activities caused by rising interest rates.

Selling, General and Administrative Expenses

         Selling, general and administrative expenses increased by approximately $5.4 million, from $25.8 million to $31.2 million, or 21.0%, from 1994 to 1995, primarily as a result of expenses associated with the California operations. The balance of the increase resulted from variable expense increases associated with higher revenues. As a percentage of revenues, selling, general and administrative expenses declined from 12.5% to 12.0% from 1994 to 1995, due primarily to the spreading of fixed costs over a larger base of sales, improved operating efficiencies from the integration of the Company's facilities in California following their acquisition in February 1994, and implementation of the Company's management information systems and distribution and management systems discussed above.

Interest Expense

         Interest expense increased by approximately $722,000, from $2.0 million to $2.8 million, or 35.3%, from 1994 to 1995. Almost half the increase in interest expense relates to the inclusion of California results for a full year in 1995. Increased interest expense was also due to the financing of higher inventory levels to support sales growth as well as increases in interest rates on the Company's variable-rate borrowings and higher average outstanding debt balances.

Income from Continuing Operations

         Income from continuing operations increased by $3.0 million, or 87.2%, from $3.4 million to $6.4 million from 1994 to 1995, as a result of the factors described above.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's short-term cash needs are primarily for working capital, including inventory requirements, expansion of existing facilities and acquisitions of new facilities. These short-term cash needs have historically been financed with retention of profits and borrowings under credit facilities available to the Company.

         At December 31, 1996, the Company had working capital of approximately $24.7 million, including $23.1 million in accounts receivable and $36.7 million in inventories, offset by $5.2 million of accounts payable and $42.2 million outstanding under floor plan financing. The aggregate maximum borrowing limits under working capital lines of credit with its primary lender are approximately $6.0 million. The Company's floor plan agreements with its primary lender limit the aggregate amount of borrowings based on the number of new and used trucks. As of December 31, 1996, the Company's floor plan arrangements permit the financing of up to 888 new trucks and 349 used trucks.

         For 1996, operating activities resulted in net cash provided by operations of approximately $109,000. The cash provided by operations was primarily due to higher levels of income and non-cash related depreciation and amortization offset by increases in accounts receivable and other current assets. Accounts receivable increased by $6.7 million during 1996, primarily as a result of the acquisition of the Oklahoma facilities and several medium sized fleet sales made at the end of the year. Prepaid and other current assets increased by $1.2 million during 1996 as the Company escrowed a down payment of $1.0 million for the acquisition of Denver Peterbilt, Inc.

         During 1996, the Company used $8.1 million of net cash in investing activities, including capital expenditures of $8.5 million in 1996 that were principally related to the expansion of its various facilities.

         Net cash provided by financing activities in 1996 amounted to $27.4 million. Cash flows from financing activities included proceeds of $31.4 million from the Company's initial public offering and exercise of stock options, a net increase of $7.9 million in floor plan financings and net proceeds from notes payable of $3.1 million. The Company paid dividends of $10.2 million to its shareholder to distribute approximately $6.0 million of previously taxed subchapter S earnings and approximately $4.2 million to enable its shareholder to make required tax payments.

         For 1995, operating activities resulted in net cash used in operations of approximately $5.5 million. The use of cash in operations was primarily due to higher levels of accounts receivable and inventories. Accounts receivable increased by $7.4 million during 1995, primarily as a result of a large fleet sale made at the end of the year. Inventories increased by $10.6 million during 1995 as the Company returned to normal inventory levels required to support increased sales volume and expansion and due to the acquisition of the Oklahoma operations.

         During 1995, the Company used $4.6 million of net cash in investing activities, including capital expenditures of $6.3 million in 1995 that were principally related to the expansion of its San Antonio facilities, the purchase of trucks for its lease fleet, the purchase of a new corporate aircraft and other capital spending. The Company also used net cash of $2.7 million in the acquisition of its Oklahoma operations in December 1995 and received $3.6 million from the sale of discontinued operations.

         Net cash provided by financing activities in 1995 amounted to $11.4 million. Cash flows from financing activities included a net increase of $13.1 million in floor plan financings and net proceeds from notes payable of $2.8 million. The Company paid dividends of $3.6 million on the Company's S corporation earnings to enable its shareholder to make required tax payments.

         During 1996, the Company arranged financing for approximately 31% of its total new and used truck sales, with approximately 64% related to new truck sales and the remaining 36% of financing related to used truck sales. The Company's new and used truck financing is typically provided through Associates and PACCAR Financial. The Company financed approximately $76.4 million of new and used truck purchases in 1996. The Company's contracts with Associates and PACCAR Financial provide for payment to the Company of all finance charges in excess of a negotiated discount rate within 30 days of the date of financing, with such payments subject to offsets resulting from the early pay-off, or defaults under, installment contracts previously sold to Associates and PACCAR Financial by the Company. The Company's agreements with Associates and PACCAR Financial limit the aggregate liability of the Company for defaults under the installment contracts sold to Associates and PACCAR Financial to $400,000 and $200,000 per year, respectively.

         Substantially all of the Company's truck purchases from PACCAR are made on terms requiring payment within 15 days or less from the date of shipment of the trucks from the factory. The Company finances all, or substantially all, of the purchase price of its new truck inventory, and 75% of the loan value of its used truck inventory, under a floor plan arrangement with GMAC under which GMAC pays PACCAR directly with respect to new trucks. The Company makes monthly interest payments on the amount financed but is not required to commence loan principal repayments prior to sale on new vehicles to GMAC for a period of 12 months and for used vehicles for a period of three months. At December 31, 1996, the Company had $42.2 million outstanding under its floor plan financing arrangement with GMAC. GMAC permits the Company to earn, for up to one-half of the amount borrowed under its floor plan financing arrangement with GMAC, interest at the prime rate on overnight funds deposited by the Company with GMAC. Following this offering GMAC will increase the amount of funds that the Company can earn interest at the prime rate to include one-half of the outstanding floor plan financing, real estate financing and the line of credit extended by GMAC.

Seasonality

         The Company's business is moderately seasonal. Seasonal effects on new truck sales related to the seasonal purchasing patterns of any single customer type are mitigated by the Company's diverse customer base, including small and large fleets, governments, corporations and owner operators. However, truck, parts and service operations historically have experienced higher volumes of sales in the second and third quarters. The Company has historically received benefits from volume purchases and meeting vendor sales targets in the form of cash rebates, which are typically recognized when received. Approximately 40% of such rebates are typically received in the fourth quarter, resulting in a seasonal increase in gross profit.

Cyclicality

         The Company's business, as well as the entire retail heavy-duty truck industry, is dependent on a number of factors relating to general economic conditions, including fuel prices, interest rate fluctuations, economic recessions and customer business cycles. In addition, unit sales of new trucks have historically been subject to substantial cyclical variation based on such general economic conditions. Although industry-wide domestic retail sales of heavy-duty trucks exceeded 200,000 units for the first time in 1995 according to R.L. Polk, new order volume declined toward the end of that year and the industry recorded approximately 185,000 new truck registrations in 1996. The industry forecasts a decline of approximately 8% in heavy-duty new truck sales in 1997. Although the Company believes that its geographic expansion and diversification into truck-related services, including financial services, leasing, rentals and service and parts, will reduce the overall impact to the Company resulting from general economic conditions affecting heavy-duty truck sales, the Company's operations may be materially and adversely affected by any continuation or renewal of general downward economic pressures or adverse cyclical trends.

Effects of Inflation

         The Company believes that the relatively moderate inflation over the last few years has not had a significant impact on the Company's revenue or profitability. The Company does not expect inflation to have any near-term material effect on the sales of its products, although there can be no assurance that such an effect will not occur in the future.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Rush Enterprises, Inc.

Annual Financial Statements

Report of Independent Public Accountants

Consolidated Balance Sheets as of December 31, 1995 and 1996.

Consolidated Statements of Income for the years ended December 31, 1994, 1995 and 1996.

Consolidated Statements of Shareholder's Equity for the years ended December 31, 1994, 1995 and 1996

Consolidated Statements of Cash Flows for the years ended December 31, 1994, 1995 and 1996.

Notes to Consolidated Financial Statements

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Shareholders and Board of Directors of Rush Enterprises, Inc.:

We have audited the accompanying consolidated balance sheets of Rush Enterprises, Inc. (a Texas corporation), and subsidiaries as of December 31, 1995 and 1996, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rush Enterprises, Inc., and subsidiaries as of December 31, 1995 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.



                                        ARTHUR ANDERSEN LLP


San Antonio, Texas
March 3, 1997

                    RUSH ENTERPRISES, INC., AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1995 AND 1996

              (In Thousands, Except Shares and Per Share Amounts)





                                                                                               1995         1996
                                                                                               ----         ----
                                           ASSETS
                                           ------
 CURRENT ASSETS:
   Cash and cash equivalents                                                                 $  2,149    $  21,507
   Accounts receivable, net                                                                    16,411       23,064

   Inventories                                                                                 36,517       36,688
   Prepaid expenses and other                                                                     266        1,503
                                                                                             --------    ---------
                        Total current assets                                                   55,343       82,762
 PROPERTY AND EQUIPMENT, net                                                                   17,560       23,222
 OTHER ASSETS, net                                                                              3,176        3,233
                                                                                             --------    ---------
                        Total assets                                                          $ 76,079    $109,217
                                                                                              ========    ========
                            LIABILITIES AND SHAREHOLDERS' EQUITY
                            ------------------------------------
 CURRENT LIABILITIES:
   Floor plan notes payable                                                                  $ 34,294    $  42,228
   Current maturities of long-term debt                                                         3,600        2,115
   Advances outstanding under lines of credit                                                      10           20
   Trade accounts payable                                                                       7,591        5,157
   Dividends payable                                                                            1,615          -
   Accrued expenses                                                                             7,607        8,566
                                                                                             --------    ---------
                        Total current liabilities                                              54,717       58,086
                                                                                             --------    ---------
 LONG-TERM DEBT, net of current maturities                                                     13,677       13,412
                                                                                             --------    ---------
 DEFERRED INCOME TAXES                                                                            -          1,027
                                                                                             --------    ---------
 COMMITMENTS AND CONTINGENCIES (Note 17)

 SHAREHOLDERS' EQUITY:
   Preferred stock, par value $.01 per share; 1,000,000 shares authorized; 0 shares
     outstanding in 1995 and 1996                                                                 -            -
   Common stock, par value $.01 per share; 25,000,000 shares authorized;
     3,750,000 shares outstanding in 1995 and 6,643,730 in 1996 (Note 3)                           38           66
   Additional paid-in capital                                                                     735       33,342
   Retained earnings                                                                            6,912        3,284
                                                                                             --------    ---------
                        Total shareholders' equity                                              7,685       36,692
                                                                                             --------    ---------
                        Total liabilities and shareholders' equity                           $ 76,079    $ 109,217
                                                                                             ========    =========


  The accompanying notes are an integral part of these consolidated financial statements.

                    RUSH ENTERPRISES, INC., AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

              FOR THE YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996

                    (In Thousands, Except Per Share Amounts)

                                                                                   1994         1995         1996
                                                                                   ----         ----         ----
 REVENUES:
   New and used truck sales                                                     $ 143,569   $ 192,949    $ 258,613
   Parts and service                                                               46,516      53,368       64,505
   Lease and rental                                                                 5,476      10,058       13,426
   Finance and insurance                                                            3,774       3,980        5,855
   Other                                                                            1,936       1,279        1,262
                                                                                ---------   ---------    ---------
                           Total revenues                                         201,271     261,634      343,661
 COST OF PRODUCTS SOLD                                                            168,254     219,059      289,143
                                                                                ---------   ---------    ---------
 GROSS PROFIT                                                                      33,017      42,575       54,518
 SELLING, GENERAL AND ADMINISTRATIVE                                               25,789      31,238       40,552
 DEPRECIATION AND AMORTIZATION                                                      1,615       1,846        2,416
                                                                                ---------   ---------    ---------
 OPERATING INCOME                                                                   5,613       9,491       11,550
                                                                                ---------   ---------    ---------
 INTEREST INCOME (EXPENSE):
   Interest income                                                                    -           -          1,118
   Interest expense                                                                 2,048       2,886        4,171
                                                                                ---------   ---------    ---------
                           Total interest expense                                   2,048       2,886        3,053
                                                                                ---------   ---------    ---------

 MINORITY INTEREST                                                                    123         162          -
                                                                                ---------   ---------    ---------
 INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES
                                                                                    3,442       6,443        8,497
                                                                                ---------   ---------    ---------
 PROVISION FOR INCOME TAXES                                                           -           -          2,295
                                                                                ---------   ---------    ---------
 INCOME FROM CONTINUING OPERATIONS                                                  3,442       6,443        6,202
                                                                                ---------   ---------    ---------
 DISCONTINUED OPERATIONS:
   Operating income (loss)                                                            283        (224)         -
   Gain on disposal                                                                   -         1,785          -
                                                                                ---------   ---------    ---------
 INCOME FROM DISCONTINUED OPERATIONS                                                  283       1,561          -
                                                                                ---------   ---------    ---------
 NET INCOME                                                                     $   3,725   $   8,004    $   6,202
                                                                                =========   =========    =========
 UNAUDITED PRO FORMA DATA (Note 5):

   Income from continuing operations before income taxes                                    $   6,443    $   8,497
   Pro forma adjustments to reflect federal and state income taxes                              2,448        3,229
                                                                                            ---------    ---------
   Pro forma income from continuing operations after provision for income
     taxes                                                                                  $   3,995    $   5,268
                                                                                            =========    =========
   Pro forma income from continuing operations per share                                    $     .93    $     .94
                                                                                            =========    =========
   Weighted average shares outstanding used in the pro forma income from
     continuing operations per share calculation                                                4,297        5,590
                                                                                            =========    =========

  The accompanying notes are an integral part of these consolidated financial statements.

                    RUSH ENTERPRISES, INC., AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996

                                 (In Thousands)

                                                                     Common Stock,
                                                               Rush Enterprises, Inc.
                                                             --------------------------
                                                                  Shares                    Additional
                                                                Issued and       $.01         Paid-In      Retained
                                                               Outstanding     Par Value    Capital        Earnings
                                                               -----------     ---------   ----------      --------
 BALANCE, December 31, 1993                                       3,750         $ 38        $   735        $ 1,933

 NET INCOME                                                         -             -              -           3,725

 DIVIDENDS DECLARED                                                 -             -              -          (2,055)
                                                                 -----       -------       --------       --------
 BALANCE, December 31, 1994                                       3,750           38            735          3,603

 NET INCOME                                                         -             -              -           8,004

 DIVIDENDS DECLARED                                                 -             -              -          (4,695)
                                                                 -----       -------       --------       --------
 BALANCE, December 31, 1995                                       3,750           38            735          6,912

 NET INCOME, January 1, 1996, through June 11, 1996                 -             -              -           2,918

 DIVIDENDS DECLARED                                                 -             -              -          (8,559)

 REORGANIZATION FROM S CORPORATION TO
    C CORPORATION                                                   -             -           1,271         (1,271)

 OPTIONS EXERCISED                                                  19            -             205             -

 ISSUANCE OF COMMON STOCK, net of issuance costs                 2,875            28         31,131             -

 NET INCOME, June 12, 1996, through December 31, 1996               -             -              -           3,284
                                                             ---------       -------       --------       --------
 BALANCE, December 31, 1996                                       6,644         $ 66        $33,342        $ 3,284
                                                                 ======      =======       ========       ========



  The accompanying notes are an integral part of these consolidated financial statements.

                    RUSH ENTERPRISES, INC., AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996

                                 (In Thousands)

                                                                                  1994         1995        1996
                                                                               ---------    ---------    ---------
 CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income from continuing operations                                       $   3,442    $   6,443    $   6,202
   Adjustments to reconcile net income from continuing operations to net cash provided by (used in) operating activities-
       Depreciation and amortization                                               1,615        1,846        2,416
       Provision for deferred income tax expense                                     -            -          1,027
       Minority interest                                                             123          162          -
       Change in receivables                                                      (5,685)      (7,407)      (6,653)
       Change in inventories                                                       1,738      (10,591)        (171)
       Change in other current assets                                                 14           18       (1,237)
       Change in accounts payable                                                  2,140          599       (2,434)
       Change in accrued liabilities                                               2,989        2,678          959
                                                                               ---------    ---------    ---------
          Net cash provided by (used in) continuing operations                     6,376       (6,252)         109
   Net cash provided by (used in) discontinued operations                           (479)         785          -
                                                                               ---------    ---------    ---------
          Net cash provided by (used in) operating activities                      5,897       (5,467)         109
                                                                               ---------    ---------    ---------
 CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of property and equipment                                          (2,368)      (6,311)      (8,491)
   Proceeds from the sale of property and equipment                                  -          1,229          682
   Acquisitions of dealerships and leasing operations                             (8,878)      (2,690)         -
   Proceeds from the sale of discontinued operations                                 -          3,601          -
   Investment by (purchase of) minority interest                                     150         (435)         -
   Change in other assets                                                           (265)         (27)        (326)
                                                                               ---------    ---------    ---------
          Net cash used in investing activities                                  (11,361)      (4,633)      (8,135)
                                                                               ---------    ---------    ---------
 CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from the sale of common stock, net of issuance costs                     -            -         31,364
   Proceeds from notes payable                                                     2,356        9,629        3,150
   Principal payments on notes payable                                            (2,620)      (6,811)      (4,900)
   Draws (payments) on floor plan financing, net                                   6,677       13,053        7,934
   Draws (payments) on line of credit, net                                           (90)        (850)          10
   Dividends paid                                                                 (1,512)      (3,623)     (10,174)
                                                                               ---------    ---------    ---------
          Net cash provided by financing activities                                4,811       11,398       27,384
                                                                               ---------    ---------    ---------
 NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                               (653)       1,298       19,358

 CASH AND CASH EQUIVALENTS, beginning of year                                      1,504          851        2,149
                                                                               ---------    ---------    ---------
 CASH AND CASH EQUIVALENTS, end of year                                        $     851    $   2,149    $  21,507
                                                                               =========    =========    =========
 SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the year for-
     Interest                                                                  $   2,272    $   2,552    $   4,254
                                                                               =========    =========    =========
     Income taxes                                                              $     -      $     -      $   1,332
                                                                               =========    =========    =========


  The accompanying notes are an integral part of these consolidated financial statements.

                    RUSH ENTERPRISES, INC., AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1994, 1995 AND 1996



 1. ORGANIZATION AND OPERATIONS:
_
Rush Enterprises, Inc. (the Company), was incorporated in June 1996 under the laws of the State of Texas.

The Company, founded in 1965, operates a regional network of 14 truck centers that provide an integrated one-stop source for the trucking needs of its customers, including retail sales of new Peterbilt and used heavy-duty trucks; parts, service and body shop facilities; and financial services, including assisting in the financing of new and used truck purchases, insurance products and truck leasing and rentals. The Company's truck centers are located in areas on or near major highways in Texas, California, Oklahoma and Louisiana.

In February 1994, the Company acquired a 90 percent interest in South Coast Peterbilt (South Coast) and Translease- California. In August 1995, the Company purchased the remaining 10 percent minority interest (see Note 17).

In March 1995, the Company sold its Rush Pontiac-GMC dealership to a third party. Rush Pontiac-GMC sold passenger automobiles and small- to medium-used trucks to the general public. The results of operations and net assets of this division have been presented as discontinued operations for all years presented (see Note 4).

In December 1995, the Company purchased substantially all the assets of Kerr Consolidated, Inc. (Kerr), and began operations of Oklahoma Trucks, Tulsa Trucks and Translease-Oklahoma. Kerr's primary line of business is the sale of new Peterbilt and used heavy-duty trucks, parts, leasing and service (see Note
17).

As part of the corporate reorganization on June 12, 1996 (see Note 3), Associated Acceptance, Inc. (Associates), came under the control of the Company and, thus, 100 percent of the financial position and results of operations of Associates has been included in the Company's consolidated financial statements as of December 31, 1996. The Company has restated 1994 and 1995's shareholders' equity to reflect Associates as part of the Company's consolidated shareholders' equity consistent with the 1996 financial statement presentation. The restatement was not material to the Company's shareholders' equity.

All significant interdivision and intercompany accounts and transactions have been eliminated. Certain prior period amounts have been reclassified for comparative purposes.

 2. SIGNIFICANT ACCOUNTING POLICIES:

Estimates in Financial Statements

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

Inventories

Inventories are stated at the lower of cost or market value. Cost is determined by specific identification for new and used truck inventory and by utilizing the first-in, first-out methods for tires, parts and accessories.

Property and Equipment

Property and equipment are being depreciated over their estimated useful lives. Leasehold improvements are amortized over the useful life of the improvement, or the term of the lease, whichever is shorter. Both the straight-line and double declining-balance methods of depreciation are used. The cost, accumulated depreciation and amortization and estimated useful lives are summarized as follows (in thousands):

                                                           December 31              Estimated
                                                      ----------------------
                                                        1995          1996        Life (Years)
                                                      --------     ---------      ------------
 Land                                                 $  2,874      $  4,714             -
 Buildings and improvements                              5,384         8,004        31 - 39
 Leasehold improvements                                    980         1,569         7 - 10
 Machinery and shop equipment                            2,219         3,035         5 - 7
 Furniture and fixtures                                  1,692         2,907         5 - 7
 Transportation equipment                                3,386         3,792         2 - 5
 Leased vehicles                                         5,337         4,769         3 - 7
 Accumulated depreciation and amortization              (4,312)       (5,568)
                                                      --------     ---------
                                                      $ 17,560      $ 23,222
                                                      ========     =========

Allowance for Doubtful Receivables
  and Repossession Losses

The Company provides an allowance for doubtful receivables and repossession losses after considering historical loss experience and other factors, which might affect the collectibility of accounts receivable and the ability of customers to meet their obligations on finance contracts sold by the Company.

Other Assets

Other assets primarily consist of approximately $2,800,000 of goodwill acquired by the Company as part of the Kerr acquisition in 1995 and long-term deposits. The goodwill is being amortized on a straight-line basis over an estimated useful life of 30 years. Accumulated amortization at December 31, 1995 and 1996, was approximately $8,000 and $140,000, respectively. Periodically, the Company assesses the appropriateness of the asset valuations of goodwill and the related amortization period.

Income Taxes

Effective with the corporate reorganization on June 12, 1996 (see Note 3), the Company adopted the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). SFAS 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in a company's financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the differences between the financial statement and tax bases of assets and liabilities using currently enacted tax rates in effect for the years in which the differences are expected to reverse.

Revenue Recognition Policies

Income on the sale of vehicles is recognized when the seller and customer execute a purchase contract and there are no significant uncertainties related to financing or delivery. Finance income related to the sale of a vehicle is recognized over the period of the respective finance contract on the effective interest rate method if the finance contract is retained by the Company. During 1994, 1995 and 1996, no finance contracts were retained for any significant length of time by the Company but were generally sold, with limited recourse, to certain finance companies concurrent with the sale of the related vehicle. Gain or loss is recognized by the Company upon the sale of such finance contracts to the finance companies, net of a provision for estimated repossession losses and early repayment penalties. Leasing income is recognized over the period of the related lease agreement. Parts and services revenue is earned at the time the Company sells the parts to its customers, or at the time the Company completes the service work order related to service provided to the customer's vehicle.

Statement of Cash Flows

Cash and cash equivalents generally consist of cash and other money market instruments. The Company considers any temporary investments that mature in three months or less when purchased to be cash equivalents for reporting cash flows.

Noncash activities during the periods indicated were as follows (in thousands):

                                                                  Year Ended December 31
                                                                  ----------------------
                                                                 1994      1995      1996
                                                                 ----      ----      ----
 Liabilities incurred in connection with property and
   equipment acquisitions                                      $  -     $ 2,022    $2,901
 Liabilities incurred in connection with acquisitions of
   dealerships and leasing operations                            984      3,550        -


New Accounting Pronouncements

In March 1995, Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (FAS 121), was issued. Under FAS 121, an impairment loss must be recognized, for long-lived assets and certain identifiable intangibles to be held and used by an entity, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. FAS 121 is effective for financial statements issued for fiscal years beginning after December 15, 1995, and must be adopted on a prospective basis. Restatement of previously issued financial statements is not permitted. The Company adopted FAS 121 prospectively in the first quarter of 1996. The adoption of FAS 121 did not have a material effect on the financial condition or results of operations of the Company.

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," in June 1996 (SFAS 125). This statement provides accounting and reporting standards for, among other things, the transfer and servicing of financial assets, such as factoring receivables with recourse. This statement is effective for transfers and servicing of financial assets occurring after December 31, 1996, and is to be applied prospectively. Earlier or retroactive application is not permitted. The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125" (SFAS 127). SFAS 127 moves forward some, but not all, of the provisions of SFAS 125 to December 31, 1997. The Company believes the adoption of this statement will not have an impact on the financial condition or results of operations of the Company.

In March 1997, Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128), was issued. SFAS 128 specifies the computation, presentation and disclosure requirements for earnings per share (EPS) for entities with publicly held common stock or potential common stock. SFAS 128 is effective for fiscal years ending after December 15, 1997, including interim periods. Earlier application is not permitted. SFAS 128 requires restatement of all prior period EPS data presented. The Company believes the adoption of this statement will not have an impact on the financial condition or results of operations of the Company.

 3. INITIAL PUBLIC OFFERING AND
    CORPORATE REORGANIZATION:

The Company filed a Registration Statement with the Securities and Exchange Commission for an underwritten offering of 2,875,000 shares of common stock, including underwriters' overallotment option, which became effective on June 12, 1996 (the Offering). The Company used the net proceeds of the Offering to retire certain debt obligations, fund potential acquisition opportunities which may arise in the future and for general corporate purposes.

As part of the Offering on June 12, 1996, the Company terminated its S corporation federal tax election and was subject to federal and certain state income taxes from that date forward. On June 12, 1996, the Company paid the S corporation shareholder approximately $8.6 million representing the undistributed accumulated earnings of the S corporation prior to June 12, 1996.

Following the Offering, there were 6,625,000 common shares outstanding, including 3,750,000 owned by the shareholder of the predecessor S corporation.

The weighted average number of shares of common stock outstanding as of December 31, 1996, was 5,345,192.

Dividends declared, paid or payable for the years ended December 31, 1994, 1995 and 1996, were related to the Company's sole shareholder prior to the reorganization and Offering.

As part of the reorganization, the Company acquired, as a wholly owned subsidiary, a managing general agent (the MGA) to manage all of the operations of Associated Acceptance, Inc. (AA). The MGA is responsible for funding the operations of AA, directing the use of AA's assets and incurring liabilities on AA's behalf in exchange for the MGA receiving any and all net income of AA. W. Marvin Rush, the sole shareholder of AA, is prohibited from the sale or transfer of the capital stock of AA under the MGA agreement, except as designated by the Company. Therefore, the financial position and operations of AA have been included as part of the Company's consolidated financial position and results of operations.

 4. DISCONTINUED OPERATIONS:

In March 1995, the Company sold its Pontiac-GMC Truck division and, therefore, has accounted for these operations as discontinued operations. Under the terms of the sales agreement, the Buyer purchased the new car and truck inventory. The Company received approximately $3,601,000 for the sale of the dealership.

The results of the division's operations and cash flows have been classified as discontinued operations for all periods presented in the consolidated statements of income and cash flows. All assets and liabilities of the Pontiac-GMC Truck division were sold prior to December 31, 1995.

Sales revenues applicable to Rush Pontiac-GMC were $30,305,000 and $6,435,000 for the years ended December 31, 1994 and 1995, respectively.

 5. PRO FORMA INFORMATION (UNAUDITED):

Pro Forma Income From Continuing Operations and
  Income From Continuing Operations Per Share (Unaudited)

Pro forma income from continuing operations and pro forma income from continuing operations per share have been determined assuming that the Company had been taxed as a C corporation for federal and certain state income tax purposes since January 1, 1995.

Pro forma income from continuing operations per share had been computed using the weighted average number of common shares outstanding of the Company. Weighted average common shares for all periods presented prior to the Offering have been increased by 547,400 shares to reflect the number of shares that would have to have been sold at the offering price per share to repay an approximate $6,000,000 distribution of undistributed S corporation earnings as of December 31, 1995.

Pro Forma Balance Sheet (Unaudited)

The balance sheet at December 31, 1995, would have been effected by the following transactions, as if such transactions occurred on that date:

    (1) The payment of a distribution of $6,000,000 which represented substantially all of the Company's undistributed S corporation earnings at December 31, 1995. Such distribution of undistributed earnings would be funded by draws on the Company's line of credit which would be repaid by a portion of the proceeds from the Offering.

    (2) An estimated $520,000 deferred tax liability, which would be required as a reduction of retained earnings had the Company terminated its S corporation status at December 31, 1995. (See Note 15.)

    (3) The reclassification of the remaining balance of retained earnings to additional paid-in capital.

 6. SUPPLIER AND CUSTOMER CONCENTRATION:

Major Suppliers and Dealership Agreements

The Company has entered into dealership agreements with various companies (Distributors). These agreements are nonexclusive agreements that allow the Company to stock, sell at retail and service trucks and products of the Distributors in the Company's defined market. The agreements allow the Company to use the Distributor's name, trade symbols and intellectual property and expire as follows:


 Distributor                       Expiration Dates
 -----------                       ----------------
  PACCAR                           April 1997 to
                                   March 2000
  GMC                              October 2000
  Volvo                            March 2000


These agreements impose a number of restrictions and obligations on the Company, including restrictions on a change in control of the Company and the maintenance of certain required levels of working capital. Violation of such restrictions could result in the loss of the Company's right to purchase the Distributor's products and use the Distributor's trademarks. As of December 31, 1996, the Company's management believes it was in compliance with all the restrictions of its dealership agreements.

The Company purchases most of its new vehicles and parts from PACCAR, the maker of Peterbilt trucks and parts, at prevailing prices charged to all franchised dealers. Sales of new Peterbilt trucks accounted for 95 percent of the Company's new vehicle sales for the years ended December 31, 1995 and 1996.

Primary Lender

The Company purchases its new and used truck inventories with the assistance of a floor plan financing program from a single financial institution. Such financial institution also provides the Company with lines of credit which allow borrowings of up to $6,000,000 and various variable interest rate notes.

The loan agreements with this financial institution generally provide that such agreements may be terminated at the option of the lender with notice of 120 days. Further, the agreements provide that the occurrence of certain events, including termination of the Company's GMC dealership agreement, will be considered events of default under agreements. In the event that the Company's financing becomes insufficient, or its relationship terminates with the current primary lender, the Company would need to obtain similar financing from other sources. Management believes it can obtain additional floor plan financing or alternative financing if necessary. (See Note 9.)

The Company is currently renegotiating the loan agreement which the Company believes will increase the line-of-credit borrowing limit to $8,000,000.

Concentrations of Credit Risks

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable.

The Company places its cash and cash equivalents with what it considers to be quality financial institutions. At December 31, 1996, the Company had deposits in excess of federal insurance totaling approximately $4,400,000.

Concentrations of credit risk with respect to trade receivables are reduced because a large number of geographically diverse customers make up the Company's customer base, thus, spreading the trade credit risk. A majority of the Company's business, however, is concentrated in the United States heavy-duty trucking market and related aftermarkets. The Company controls credit risk through credit approvals and by selling certain trade receivables without recourse. Related to the Company's finance contracts, after the finance contract is entered into, the Company generally sells the contracts to a third party. The finance contracts are sold with recourse, but the annual amount of recourse losses which can be put to the Company is contractually limited. (See Note 16.) Historically, bad debt expense associated with the Company's accounts receivable and finance contracts has not been material.

 7. ACCOUNTS RECEIVABLE:

The Company's accounts receivable, net, consisted of the following as of December 31, 1995 and 1996 (in thousands).

                                                             1995       1996
                                                           --------   --------
 Trade accounts receivable from sale of vehicles           $ 12,428   $ 19,771
 Other trade receivables                                      1,925      1,673
 Warranty claims                                                706      1,610
 Related parties                                                784        -
 Other accounts receivable                                      856        617
 Less- Allowance for doubtful receivables and
   repossession losses                                         (288)      (607)
                                                           --------   --------
                           Total                           $ 16,411   $ 23,064
                                                           ========   ========


Accounts receivables-related parties represents receivables with entities in which the stockholder and/or key members of the Company's management have a controlling interest. These receivables are primarily related to short-term advances made by the Company or receivables as a result of arm's-length transactions between the Company and the related parties. For the years ended December 31, 1994, 1995 and 1996, the Company had sales to one of its related parties of approximately $535,000, $770,000 and $939,000, respectively.

 8. INVENTORIES:

The Company's inventories consisted of the following as of December 31, 1995 and 1996 (in thousands):

                                       1995         1996
                                     --------    ---------
 New vehicles                        $ 21,870     $ 17,514
 Used vehicles                          5,490        7,926
 Parts and accessories                  8,744       10,360
 Tires                                    413          888
                                     --------    ---------
               Total                 $ 36,517     $ 36,688
                                     ========    =========

 9. FLOOR PLAN NOTES PAYABLE AND LINES OF CREDIT:

Floor Plan Notes Payable

Floor plan notes are financing agreements to facilitate the Company's purchase of new and used trucks. These notes are collateralized by the inventory purchased and accounts receivable arising from the sale thereof. The Company's floor plan notes have interest rates at prime plus a percentage rate as determined by the finance provider, as defined in the agreement. The interest rate applicable to these agreements was 8.25 percent at December 31, 1995 and 1996. The amounts borrowed under these agreements are due when the related truck inventory (collateral) is sold and the sales proceeds are collected by the Company. These lines are discretionary and may be modified, suspended or terminated at the election of the lender, at any time.

The Company's floor plan agreements with its primary lender limit the borrowing capacity based on the number of new and used trucks that may be financed. As of December 31, 1996, the aggregate amounts of unit capacity for new and used trucks are 888 and 349, respectively, and the availability for new and used trucks is 379 and 125, respectively.

Amounts of collateral as of December 31, 1996, are as follows (in thousands):

 Inventories, new and used vehicles at cost based on specific
   identification                                                 $ 25,440
 Truck sale related accounts receivable                             19,770
                                                                  --------
                              Total                               $ 45,210
                                                                  ========
 Floor plan notes payable                                         $ 42,228
                                                                  ========

Lines of Credit

The Company has a separate line-of-credit agreement with a financial institution which provides for an aggregate maximum borrowing of $6,000,000, with advances generally limited to 75 percent of new parts inventory and eligible accounts receivable (as defined). Advances bear interest at prime. Advances under the line-of-credit agreement are secured by new parts inventory. The line-of-credit agreement contains financial covenants which include the maintenance of a certain level of tangible net worth (as defined). The Company was in compliance with these covenants at December 31, 1996. Either party may terminate the agreement with 60 days written notice. As of December 31, 1995 and 1996, advances outstanding under the various line-of-credit agreements amounted to $20,000. As of December 31, 1996, $5,980,000 was available for future borrowings. This line is discretionary and may be modified, suspended or terminated at the election of the lender.

10. LONG-TERM DEBT:

Long-term debt is comprised of the following as of December 31, 1995 and 1996 (in thousands):

                                                 1995         1996
                                               --------    ---------
 Variable interest rate term notes             $  5,139     $  5,305
 Fixed interest rate term notes                  11,248       10,222
 Advance from related party                         890          -
                                               --------    ---------
                  Total debt                     17,277       15,527
 Less- Current maturities                        (3,600)      (2,115)
                                               --------    ---------
                                               $ 13,677     $ 13,412
                                               ========    =========

Advance from related party was a short-term advance from a company controlled by the Company's sole shareholder. The advance carried interest at prime rate and was paid in 1996.

As of December 31, 1996, debt maturities are as follows (in thousands):

   1997                            $  2,115
   1998                               2,615
   1999                               1,660
   2000                               1,720
   2001                               3,358
   Thereafter                         4,059
                                   --------
                                   $ 15,527
                                   ========

The Company's variable interest rate notes are with the Company's primary lender and have an interest rate of prime, which was 8.25 percent at December 31, 1996. Monthly payments of these notes range from $2,708 to $9,922, plus interest. Maturities of these notes range from January 1999 to February 2011.

The Company's fixed interest rate notes are primarily with financial institutions and have interest rates ranging from 7.5 percent to 10.5 percent at December 31, 1996. Monthly payments on the notes range from $223 to $26,662, including principal and interest. Maturities of these notes range from January 1997 to November 2012.

The proceeds from the issuance of the variable and fixed rate notes were used primarily to acquire land, buildings and improvements, transportation equipment and leased vehicles. The notes are secured by the assets acquired by the proceeds of such notes.

11. DISCLOSURES ABOUT FAIR VALUE OF
      FINANCIAL INSTRUMENTS:

In December 1991, Statement of Financial Accounting Standards No. 107 (SFAS
107), "Disclosures About Fair Value of Financial Instruments," was issued. SFAS 107 requires disclosures of the fair value of financial instruments. The following methods and assumptions were used to estimate the fair value of each class of financial instrument held by the Company:

         Current assets and current liabilities- The carrying value approximates fair value due to the short maturity of these items.

         Long-term debt - The fair value of the Company's long-term debt is based on secondary market indicators. Since the Company's debt is not quoted, estimates are based on each obligation's characteristics, including remaining maturities, interest rate, credit rating, collateral, amortization schedule and liquidity. The carrying amount approximates fair value.

12. DEFINED CONTRIBUTION PENSION PLANS:

The Company has a defined contribution pension plan (the Rush Plan) which is available to all Company employees and the employees of certain affiliates, except employees of South Coast, a wholly owned subsidiary of the Company. As of December 31 of every year, each employee who has completed one year of continuous service is entitled to enter the Rush Plan. Participating employees may contribute from 2 percent to 10 percent of total gross compensation. The Company, at its discretion, contributed an amount equal to 25 percent of the employees' contributions. During the years ended December 31, 1994, 1995 and 1996, the Company incurred expenses of approximately $115,000, $127,000 and $166,000, respectively, related to the Rush Plan.

South Coast also has a defined contribution pension plan (the South Coast Plan) which is available to all employees of South Coast. As of January 1 and July 1 of every year, each employee who has completed one year of continuous service is entitled to enter the South Coast Plan. Participating employees do not contribute. South Coast, at its discretion, contributes an amount equal to 2.5 percent of the employees' compensation. During the years ended December 31, 1994, 1995 and 1996, South Coast incurred expenses of approximately $117,000, $166,000 and $185,000, respectively, related to the South Coast Plan.

The Company currently does not provide any postretirement benefits other than pensions nor does it provide any postemployment benefits.

13. LEASES:

Vehicle Leases

The Company leases vehicles primarily over periods ranging from one to six years under operating lease arrangements. This equipment is subleased to customers under various agreements in its own leasing operation. Generally, the Company is required to incur all operating costs and pay a minimum rental and an excess mileage charge based on maximum mileage over the term of the lease. Vehicle lease expenses for the years ended December 31, 1994, 1995 and 1996, were approximately $2,600,000, $4,076,000 and $5,528,000, respectively.

Minimum rental commitments for noncancelable vehicle leases in effect at December 31, 1996, are as follows (in thousands):

 1997                                $  6,320
 1998                                   5,516
 1999                                   4,294
 2000                                   2,773
 2001                                   1,508
 Thereafter                             1,344
                                     --------
                Total                $ 21,755
                                     ========

Customer Vehicle Leases

A Company division leases both owned and leased vehicles to customers primarily over periods of one to six years under operating lease arrangements. The leases require a minimum rental and a contingent rental based on mileage. Rental income during the years ended December 31, 1994, 1995 and 1996, consisted of minimum payments of approximately $3,600,000, $5,915,000 and $10,250,000, respectively, and contingent rentals of approximately $600,000, $2,076,000 and $4,188,000, respectively. Minimum lease payments to be received for noncancelable leases and subleases in effect at December 31, 1996, are as follows (in thousands):


 1997                                $ 7,592
 1998                                  6,544
 1999                                  5,071
 2000                                  3,284
 2001                                  1,983
 Thereafter                            1,714
                                     -------
                Total                $26,188
                                     =======

Other Leases - Land and Buildings

The Company leases various facilities under operating leases which expire at various times through 2006. Rental expense for the years ended 1994, 1995 and 1996 was $712,000, $762,000 and $937,000, respectively. Future minimum lease payments under noncancelable leases at December 31, 1996, are as follows (in thousands):

 1997                                $   461
 1998                                    455
 1999                                    429
 2000                                    415
 2001                                    335
 Thereafter                            1,516
                                     -------
                Total                $ 3,611
                                     =======

14. STOCK OPTIONS AND STOCK PURCHASE WARRANTS:

In October 1995, Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), was issued. SFAS 123 defines a fair value based method of accounting for employee stock options or similar equity instruments and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. Under the fair value based method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period of the award, which is usually the vesting period. However, SFAS 123 also allows entities to continue to measure compensation costs for employee stock compensation plans using the intrinsic value method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25). The Company has adopted SFAS 123 effective January 1, 1996, and has elected to remain with the accounting prescribed by APB 25. The Company has not presented the pro forma information required by SFAS 123 as the pro forma net income and net income per share would not have been materially different than actual results.

In April 1996, the Board of Directors and shareholders adopted the Rush Enterprises, Inc. Long-Term Incentive Plan (the Incentive Plan). The Incentive Plan provides for the grant of stock options (which may be nonqualified stock options or incentive stock options for tax purposes), stock appreciation rights issued independent of or in tandem with such options (SARs), restricted stock awards and performance awards.

The aggregate number of shares of common stock subject to stock options or SARs that may be granted to any one participant in any one year under the Incentive Plan is 100,000 shares. The Company has 500,000 shares of common stock reserved for issuance upon exercise of any awards granted under the Company's Incentive Plan.

In connection with the Offering, the Company agreed to issue to the Representatives of the Underwriters and their designees, for their own accounts, warrants to purchase an aggregate of 250,000 shares of common stock. The warrants are exercisable during the four-year period commencing June 12, 1997, at an exercise price per share equal to $14.40.

In April 1996, the Company granted options under the Incentive Plan to purchase an aggregate of 19,403 shares to 18 employees, all of which are fully vested. The options were exercisable at $10.80, the fair value of the options at the date of grant. During the year, 18,730 options were exercised and 673 options were forfeited. All transactions were valued at the weighted average exercise price of $10.80.

On April 8, 1996, the Board of Directors of the Company declared a dividend of one common share purchase right (a Right) for each share of common stock outstanding. Each Right entitles the registered holder to purchase from the Company one share of common stock at a price of $35.00 per share (the Purchase Price). The Rights are not exercisable until the distribution date, as defined. The Rights will expire on April 7, 2006 (the Final Expiration Date), unless the Final Expiration Date is extended or unless the Rights are earlier redeemed or exchanged by the Company.

15. INCOME TAXES:

Prior to the Offering of the Company's common stock, the Company maintained the status of S corporation for federal and certain state income tax purposes. As an S corporation, the Company was generally not responsible for income taxes.

Upon the closing of the Offering, the Company's S corporation election terminated and the Company was reorganized as described in Note 3. Accordingly, the Company became subject to federal and state income taxes from that date forward.

Prior to consummation of the Offering, the Company made distributions of the Company's undistributed S corporation earnings to its shareholder. As of December 31, 1995, such undistributed S corporation earnings aggregated approximately $6,000,000 (excluding accrued dividends payable of $1,615,000 as of December 31, 1995). The Company paid the undistributed S corporation earnings through draws on the Company's lines of credit which were repaid from the proceeds of the Offering.

In addition, upon the Company's termination of its S corporation status, the Company provided deferred income taxes for cumulative temporary differences between the tax basis and financial reporting basis of its assets and liabilities at the date of termination. If the termination had occurred at December 31, 1995, the net deferred income tax liability, calculated in accordance with SFAS 109, "Accounting for Income Taxes," would have approximated $520,000 (unaudited). The tax liability is primarily due to basis differences of $920,000 related to property and equipment, net of $400,000, in deferred tax assets associated with inventories and with accruals and reserves deducted for financial reporting purposes but not for tax purposes. This deferred tax liability is charged against income from continuing operations in the period the Company's tax status changes.

Provision for Income Taxes

The unaudited pro forma provision for income taxes represents the estimated income taxes on income from continuing operations that would have been reported under SFAS 109 had the Company been a taxable entity for both state and federal income tax purposes as of the beginning of the years ended December 31, 1995 and 1996. The pro forma income tax provision for the years ended December 31, 1995 and 1996, and actual tax provision for the year ended December 31, 1996, are summarized as follows (in thousands):

                                                                    Pro Forma        Actual
                                                                    ---------
                                                                  1995      1996      1996
                                                                  ----      ----      ----
                                                                   (Unaudited)
 Current provision-
   Federal                                                     $ 1,945   $ 2,189   $ 1,002
   State                                                           230       257       266
                                                               -------   -------   -------
                                                                 2,175     2,446     1,268
                                                               -------   -------   -------
 Deferred provision-
   Federal                                                         245       714     1,035
   State                                                            28        69        (8)
                                                               -------   -------   -------
                                                                   273       783     1,027
                                                               -------   -------   -------
 Provision for income taxes                                    $ 2,448   $ 3,229   $ 2,295
                                                               =======   =======   =======

The following summarizes the tax effect of significant cumulative temporary differences that are included in the net deferred income tax liability as of December 31, 1996 (in thousands):

 Differences in depreciation and amortization                             $ 1,392
 Accruals and reserves not deducted for tax purposes until paid              (240)
 Other, net                                                                  (125)
                                                                          -------
                                                                          $ 1,027
                                                                          =======

A reconciliation of taxes based on the federal statutory rate of 34 percent and the unaudited pro forma and actual provisions for income taxes for the years ended December 31, 1995 and 1996, are summarized as follows (in thousands):

                                                                    Pro Forma        Actual
                                                                    ---------
                                                                  1995      1996      1996
                                                                  ----      ----      ----
                                                                   (Unaudited)
 Income taxes at the federal statutory rate                    $ 2,191   $ 2,889   $1,897
 State income taxes, net of federal benefit                        170       216      230
 Other, net                                                         87       124      168
                                                               -------   -------   ------
 Provision for income taxes                                    $ 2,448   $ 3,229   $2,295
                                                               =======   =======   ======

16. COMMITMENTS AND CONTINGENCIES:

The Company is contingently liable to finance companies for the notes sold to such finance companies related to the sale of trucks. The Company's recourse liability related to sold finance contracts is limited to 15 to 25 percent of the outstanding amount of each note sold to the finance company with the aggregate recourse liability for 1996 being limited to $600,000. The Company provides an allowance for repossession losses and early repayment penalties.

Finance contracts sold with recourse during the years ended December 31, 1994, 1995 and 1996, were $45,453,000, $53,165,000 and $76,390,000, respectively.

The Company is involved in various claims and legal actions arising in the ordinary course of business. The Company believes it is unlikely that the final outcome of any of the claims or proceedings to which the Company is a party would have a material adverse effect on the Company's financial position or results of operations, however, due to the inherent uncertainty of litigation, there can be no assurance that the resolution of any particular claim or proceeding would not have a material adverse effect on the Company's results of operations for the fiscal period in which such resolution occurred.

The Company has consulting agreements with individuals for an aggregate monthly payment of $15,725. The agreements expire in 1999 through 2001.

17. ACQUISITIONS:

In February 1994, South Coast acquired substantially all of the operations of an existing Peterbilt truck dealership in Southern California. The purchase price was approximately $9,562,000 consisting of $3,139,000 in cash, $5,439,000 in floor plan financing for inventory and a note to the seller in the amount of $984,000. South Coast was initially owned 90 percent by the Company and 10 percent was owned by a minority interest owner.

In June 1994, South Coast acquired substantially all of the operations of an existing truck leasing company in Southern California. The purchase price was $300,000.

The acquisitions have been accounted for as purchases; operations of the businesses acquired have been included in the accompanying consolidated financial statements from their respective dates of acquisition. The purchase price has been allocated based on the fair values of the assets at the date of acquisition as follows (in thousands).

 Inventories                         $ 8,310
 Property and equipment                1,327
 Leased assets                           225
                                     -------
                Total                $ 9,862
                                     =======

In August 1995, the Company purchased the minority interest in South Coast. The Company paid approximately $435,000 for the remaining 10 percent ownership interest.

In December 1995, the Company acquired substantially all of the assets and leasing operations of Kerr, an existing Peterbilt truck dealership in Oklahoma. The purchase price was approximately $10,155,000 consisting of approximately $2,690,000 in cash, floor plan financing for inventory of $3,915,000, a note payable to a financial institution of $750,000 and a note to the seller for $2,800,000. During the first quarter of 1996, the Company acquired land and buildings related to the acquisition of certain assets of Kerr for approximately $1,700,000. The Company paid approximately $425,000 in cash and entered into mortgage notes payable of approximately $1,275,000 due in monthly installments of principal and interest over approximately 10 years. Also, concurrent with the closing of this transaction, the Company entered into a construction loan of approximately $638,000 for new buildings to be constructed at the Oklahoma operation beginning in 1996.

The acquisition has been accounted for as a purchase; operations of the business acquired have been included in the accompanying consolidated financial statements from the respective date of acquisition. The purchase price has been allocated based on the fair values of the assets at the date of acquisition as follows (in thousands):

 Inventories                         $  6,981
 Property and equipment                   345
 Leased assets                             29
 Goodwill                               2,800
                                     --------
                Total                $ 10,155
                                     ========

The following unaudited pro forma summary presents information as if the Kerr acquisitions, and the minority interest in South Coast acquisition and the sale of the Rush Pontiac-GMC dealership (see Note 4) had occurred at the beginning of fiscal year 1995. The pro forma information is provided for information purposes only. It is based on historical information and does not necessarily reflect the actual results that would have occurred nor is it necessarily indicative of future results of operations of the Company. In preparing the pro forma data, adjustments have been made to reflect the impact of income tax expense for the respective periods and the weighted average common shares outstanding used in the computation of income from continuing operations per share has been increased to reflect the number of shares at the Offering price necessary to fund repayment of the line of credit drawn to pay the $6 million distribution of undistributed S corporation earnings. The following summary is for the year ended December 31, 1995 (unaudited) (in thousands, except per share amounts):

 Revenues from continuing operations                        $ 333,279
                                                            =========
 Income from continuing operations after pro forma
   provision for income taxes                               $   4,277
                                                           ==========
 Income from continuing operations per share                $  1.00
                                                            =======

18. UNAUDITED QUARTERLY FINANCIAL DATA:

(In thousands, except per share amounts.)

                                                                  First       Second     Third      Fourth
                                                                 Quarter     Quarter    Quarter     Quarter
                                                                 -------     -------    -------     -------
 1996
 ----
 Operating revenues                                              $78,671     $84,492    $ 87,132    $ 93,366
 Operating income                                                  2,392       2,961       3,000       3,197
 Income from continuing operations before income taxes             1,452       2,006       2,447       2,592
 Pro forma income from continuing operations after provision
   for income taxes                                                  880       1,244       1,537       1,607
 Pro forma income from continuing operations per share           $.21         $.26      $.23        $.24

 1995
 ----
 Operating revenues                                              $63,323     $65,340    $ 64,673    $ 68,298
 Operating income                                                  1,758       2,165       2,247       3,321
 Income from continuing operations before income taxes             1,128       1,454       1,506       2,355
 Income from discontinued operations                               1,560           1         -           -
 Pro forma income from continuing operations after provision
   for income taxes                                                  699         902         934       1,460
 Pro forma income from continuing operations per share           $.16        $.21         $.22      $.34


19. SUBSEQUENT EVENTS:

On March 3, 1997, the Company caused its wholly owned subsidiary, Rush Truck Centers of Colorado, Inc., to acquire substantially all of the assets of Denver Peterbilt, Inc., for total consideration of approximately $7.9 million consisting of approximately $6.5 million in cash and floor plan financing for inventory of $1.4 million. The Company will account for the acquisition as a purchase.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information called for by item 10 of Form 10-K is incorporated herein by reference to such information included in the Company's Proxy Statement for the 1997 Annual Meeting of Shareholders, under the captions "Election of Directors" and "Executive Officers."

ITEM 11. EXECUTIVE COMPENSATION

         The information called for by item 11 of Form 10-K is incorporated herein by reference to such information included in the Company's Proxy Statement for the 1997 Annual Meeting of Shareholders, under the caption "Compensation of Executive Officers."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information called for by item 12 of Form 10-K is incorporated herein by reference to such information included in the Company's Proxy Statement for the 1997 Annual Meeting of Shareholders, under the caption "Principal Shareholders and Stock Ownership of Management."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information called for by item 13 of Form 10-K is incorporated herein by reference to such information included in the Company's Proxy Statement for the 1997 Annual Meeting of Shareholders, under the caption "Certain Transactions."

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

Index to Financial Statements

    (a) The following documents are filed as part of this Annual Report or are incorporated by reference as indicated:

    1.   The following financial statements are included under Item 8:

    Report of Independent Public Accountants

    Consolidated Balance Sheets as of December 31, 1995 and 1996

    Consolidated Statements of Income for the years ended December 31, 1994, 1995 and 1996

    Consolidated Statements of Shareholders' Equity for the years ended December 31, 1994, 1995 and 1996.

    Consolidated Statements of Cash Flows for the years ended December 31, 1994, 1995 and 1996.

    Notes to Consolidated Financial Statements.

    2.   The following financial statement schedules are included under Item
         14:

         Exhibit 11.1 Computation of net income and pro forma earnings per share

    3.   Exhibits.

EXHIBIT
 NO.                              IDENTIFICATION OF EXHIBIT
-----                             -------------------------
3.1.       Amended and Restated Articles of Incorporation of the Registrant (incorporated herein by reference to Exhibit
           3.1 of the Company's Registration Statement No. 333-03346 on Form S-1 filed April 10, 1996).
3.2.       Bylaws of the Registrant, as amended (incorporated herein by reference to Exhibit 3.2 of the Company's
           Registration Statement No. 333-03346 on Form S-1 filed April 10, 1996).
4.1.       Specimen of certificate representing Common Stock, $.01 par value, of the Registrant (incorporated herein by reference to Exhibit 4.1 of the Company's Registration Statement No. 333-03346 on Form S-1 filed April 10,
           1996).

4.2.       Form of Representatives' Warrant Agreement, including form of Representatives' Warrant (incorporated herein by reference to Exhibit 4.2 of the Company's Registration Statement No. 333-03346 on Form S-1 filed April 10,
           1996).
4.3.       Rights Agreement dated April 8, 1996 between Rush Enterprises, Inc. and American Stock Transfer & Trust
           Company, Trustee (incorporated herein by reference to Exhibit 4.3 of the Company's Registration Statement No.
           333-03346 on Form S-1 filed April 10, 1996).
10.1.      Dealer Sales and Service Agreement (heavy-duty truck) dated October 5, 1995, between Peterbilt Motors Company and Rush Enterprises, Inc. dba San Antonio Peterbilt-GMC Truck, Inc. (incorporated herein by reference to
           Exhibit 10.1 of the Company's Registration Statement No. 333-03346 on Form S-1 filed April 10, 1996).
10.2.      Dealer Sales and Service Agreement (heavy-duty truck) dated November 1, 1995, between Peterbilt Motors
           Company and Rush Enterprises, Inc. dba South Coast Peterbilt (incorporated herein by reference to Exhibit
           10.2 of the Company's Registration Statement No. 333-03346 on Form S-1 filed April 10, 1996).
10.3.      Dealer Sales and Service Agreement (heavy-duty truck) dated October 10, 1995, between Peterbilt Motors
           Company and Rush Enterprises, Inc. dba Ark-La-Tex Peterbilt, Inc. (incorporated herein by reference to
           Exhibit 10.3 of the Company's Registration Statement No. 333-03346 on Form S-1 filed April 10, 1996).
10.4.      Dealer Sales and Service Agreement (heavy-duty truck) dated October 30, 1995, between Peterbilt Motors
           Company and Rush Enterprises, Inc. dba Houston Peterbilt, Inc. (incorporated herein by reference to Exhibit
           10.4 of the Company's Registration Statement No. 333-03346 on Form S-1 filed April 10, 1996).
10.5.      Dealer Sales and Service Agreement (heavy-duty truck) dated December 1, 1995, between Peterbilt Motors
           Company and Rush Enterprises, Inc. dba Oklahoma Trucks (incorporated herein by reference to Exhibit 10.5 of the Company's Registration Statement No. 333-03346 on Form S-1 filed April 10, 1996).
10.6.      Amendment to Dealer Sales and Service Agreements (heavy-duty truck) dated April 1, 1996, between Peterbilt
           Motors Company and Rush Enterprises, Inc. (incorporated herein by reference to Exhibit 10.6 of the Company's
           Registration Statement No. 333-03346 on Form S-1 filed April 10, 1996).
10.7.      Dealer Sales and Service Agreement (medium-duty truck) dated October 5, 1995 between Peterbilt Motors Company and Rush Enterprises, Inc. dba San Antonio Peterbilt -- GMC Trucks, Inc. (incorporated herein by reference to
           Exhibit 10.7 of the Company's Registration Statement No. 333-03346 on Form S-1 filed April 10, 1996).
10.8.      Dealer Sales and Service Agreement (medium-duty truck) dated February 2, 1994 between Peterbilt Motors Company and Rush Enterprises, Inc. dba South Coast Peterbilt (incorporated herein by reference to Exhibit 10.8 of the
           Company's Registration Statement No. 333-03346 on Form S-1 filed April 10, 1996).

10.9.     Dealer Sales and Service Agreement (medium-duty truck) dated January 10, 1995 between Peterbilt Motors Company and Rush Enterprises, Inc. dba Ark-La-Tex Peterbilt, Inc. (incorporated herein by reference to Exhibit 10.9 of the Company's Registration Statement No. 333-03346 on Form S-1 filed April 10, 1996).
10.10.    Dealer Sales and Service Agreement (medium-duty truck) dated December 30, 1994 between Peterbilt Motors
          Company and Rush Enterprises, Inc. dba Houston Peterbilt, Inc. (incorporated herein by reference to Exhibit
          10.10 of the Company's Registration Statement No. 333-03346 on Form S-1 filed April 10, 1996).
10.11.    Dealer Sales and Service Agreement (medium-duty truck) dated December 1, 1995, between Peterbilt Motors
          Company and Rush Enterprises, Inc. dba Oklahoma Trucks (incorporated herein by reference to Exhibit 10.11 of the Company's Registration Statement No. 333-03346 on Form S-1 filed April 10, 1996).
10.12.    Amendment to Dealer Sales and Service Agreements (medium-duty truck) dated April 1, 1996 between Peterbilt
          Motors Company and Rush Enterprises, Inc. (incorporated herein by reference to Exhibit 10.12 of the Company's
          Registration Statement No. 333-03346 on Form S-1 filed April 10, 1996).
10.13.    GMC Truck Division Dealer Sales and Service Agreement dated July 9, 1992 between General Motors Corporation,
          GMC Truck Division and Rush Enterprises, Inc. dba Rush Pontiac -- GMC Truck Center (incorporated herein by reference to Exhibit 10.13 of the Company's Registration Statement No. 333-03346 on Form S-1 filed April 10,
          1996).
10.14.    GMC Truck Division Dealer Sales and Service Agreement dated January 17, 1996 between General Motors
          Corporation, GMC Truck Division and Rush Enterprises, Inc. dba Oklahoma Trucks, Inc. (incorporated herein by reference to Exhibit 10.14 of the Company's Registration Statement No. 333-03346 on Form S-1 filed April 10,
          1996).
10.15.    Dealer Sales and Service Agreement dated January 26, 1996 between Volvo GM Heavy Truck Corporation and Rush
          Enterprises, Inc. (incorporated herein by reference to Exhibit 10.15 of the Company's Registration Statement
          No. 333-03346 on Form S-1 filed April 10, 1996).
10.16.    Franchise Agreement dated July 28, 1994 between PACCAR Leasing Corporation and Rush Enterprises, Inc. dba
          Translease Corp. (incorporated herein by reference to Exhibit 10.16 of the Company's Registration Statement
          No. 333-03346 on Form S-1 filed April 10, 1996).
10.17.    Franchise Agreement Addendum dated December 1, 1995 between PACCAR Leasing Corporation and Rush Enterprises,
          Inc. dba Translease Corp. (incorporated herein by reference to Exhibit 10.17 of the Company's Registration
          Statement No. 333-03346 on Form S-1 filed April 10, 1996).
10.18.    Agreement for Acquisition of Secured Retail Installment Paper dated March 14, 1996 between PACCAR Financial
          Corp. and South Coast Peterbilt (incorporated herein by reference to Exhibit 10.18 of the Company's
          Registration Statement No. 333-03346 on Form S-1 filed April 10, 1996).
10.19.    Letter Agreement dated January 5, 1996 between Rush Enterprises, Inc. for South Coast Peterbilt and PACCAR
          Financial Corp. (incorporated herein by reference to Exhibit 10.19 of the Company's Registration Statement No.
          333-03346 on Form S-1 filed April 10, 1996).

10.20.    Alternative Reserve Program Letter Agreement dated February 1, 1994 between Associates Commercial Corporation and Rush Enterprises, Inc. dba San Antonio Truck Sales & Service, Inc., Houston Peterbilt, Inc., Lufkin
          Peterbilt Inc. and South Coast Peterbilt (incorporated herein by reference to Exhibit 10.20 of the Company's
          Registration Statement No. 333-03346 on Form S-1 filed April 10, 1996).
10.21.    Alternative Reserve Program Letter Agreement dated January 1, 1996 between Associates Commercial Corporation and Rush Enterprises, Inc. (incorporated herein by reference to Exhibit 10.21 of the Company's Registration
          Statement No. 333-03346 on Form S-1 filed April 10, 1996).
10.22.    Dealer Agreement for General Motors Retail Truck Financing Plan for GMC and Chevrolet Dealers effective August
          1, 1984 between Rush Enterprises, Inc. dba San Antonio Truck Sales & Service, Inc. and Associates Commercial
          Corporation (incorporated herein by reference to Exhibit 10.22 of the Company's Registration Statement No.
          333-03346 on Form S-1 filed April 10, 1996).
10.23.    Dealer Agreement dated November 13, 1986 between Associates Commercial Corporation and Rush Enterprises, Inc.
          dba San Antonio Truck Sales & Service, Inc. (incorporated herein by reference to Exhibit 10.23 of the
          Company's Registration Statement No. 333-03346 on Form S-1 filed April 10, 1996).
10.24.    Associates / Rush Enterprises, Inc. Dealer Agreement Addendum dated December 8, 1986 to Dealer Agreement dated
          November 13, 1986 between Associates Commercial Corporation and Rush Enterprises, Inc. dba San Antonio Truck
          Sales & Service, Inc. (incorporated herein by reference to Exhibit 10.24 of the Company's Registration
          Statement No. 333-03346 on Form S-1 filed April 10, 1996).
10.25.    Dealer Agreement dated January 13, 1988 between Associates Commercial Corporation and Rush Enterprises, Inc.
          dba Houston Peterbilt, Inc. (incorporated herein by reference to Exhibit 10.25 of the Company's Registration
          Statement No. 333-03346 on Form S-1 filed April 10, 1996).
10.26.    Dealer Agreement dated February 1, 1994 between Associates Commercial Corporation and Rush Enterprises, Inc.
          dba Lufkin Peterbilt, Inc. (incorporated herein by reference to Exhibit 10.26 of the Company's Registration
          Statement No. 333-03346 on Form S-1 filed April 10, 1996).
10.27.    Dealer Agreement dated February 1, 1994 between Associates Commercial Corporation and Rush Enterprises, Inc.
          dba South Coast Peterbilt (incorporated herein by reference to Exhibit 10.27 of the Company's Registration
          Statement No. 333-03346 on Form S-1 filed April 10, 1996).
10.28.    Peterbilt Distributor Limited Liability Truck Financing Agreement dated July 21, 1983 between Associates
          Commercial Corporation and Rush Enterprises, Inc. dba San Antonio Truck Sales & Service, Inc. (incorporated herein by reference to Exhibit 10.28 of the Company's Registration Statement No. 333-03346 on Form S-1 filed
          April 10, 1996).
10.29.    Peterbilt Distributor Limited Liability Truck Financing Agreement dated January 13, 1988 between Associates
          Commercial Corporation and Rush Enterprises, Inc. dba Houston Peterbilt, Inc. (incorporated herein by reference to Exhibit 10.29 of the Company's Registration Statement No. 333-03346 on Form S-1 filed April 10,
          1996).

10.30.    Peterbilt Distributor Limited Liability Truck Financing Agreement dated February 1, 1994 between Associates
          Commercial Corporation and Rush Enterprises, Inc. dba Lufkin Peterbilt, Inc. (incorporated herein by reference to Exhibit 10.30 of the Company's Registration Statement No. 333-03346 on Form S-1 filed April 10, 1996).
10.31.    Peterbilt Distributor Limited Liability Truck Financing Agreement dated February 1, 1994 between Associates
          Commercial Corporation and South Coast Peterbilt (incorporated herein by reference to Exhibit 10.31 of the
          Company's Registration Statement No. 333-03346 on Form S-1 filed April 10, 1996).
10.32.    Dealer Financing Agreement dated July 30, 1993 between Interstate Billing Service, Inc. and Rush Enterprises,
          Inc. dba Translease Corp. (incorporated herein by reference to Exhibit 10.32 of the Company's Registration
          Statement No. 333-03346 on Form S-1 filed April 10, 1996).
10.33.    Credit Balance Agreement dated April 3, 1995 between General Motors Acceptance Corporation and Rush
          Enterprises, Inc. dba Rush Pontiac-GMC Truck Center, San Antonio Peterbilt, ARK-LA-TEX Peterbilt, Houston
          Peterbilt, Lufkin Peterbilt, Laredo Peterbilt, Hummer of South Texas and South Coast Peterbilt (incorporated herein by reference to Exhibit 10.33 of the Company's Registration Statement No. 333-03346 on Form S-1 filed
          April 10, 1996).
10.34.    Letter dated March 11, 1996 from General Motors Acceptance Corporation to Rush Enterprises, Inc. (incorporated herein by reference to Exhibit 10.34 of the Company's Registration Statement No. 333-03346 on Form S-1 filed
          April 10, 1996).
10.35.    Loan Agreement dated June 19, 1995 between General Motors Acceptance Corporation and Rush Enterprises, Inc.
          dba San Antonio Peterbilt-GMC Truck, Inc. (incorporated herein by reference to Exhibit 10.35 of the Company's
          Registration Statement No. 333-03346 on Form S-1 filed April 10, 1996).
10.36.    Promissory Note dated June 19, 1995, in the original principal amount of $5,000,000, payable by Rush
          Enterprises, Inc. dba San Antonio Peterbilt-GMC Truck, Inc. to General Motors Acceptance Corporation
          (incorporated herein by reference to Exhibit 10.36 of the Company's Registration Statement No. 333-03346 on
          Form S-1 filed April 10, 1996).
10.37.    Wholesale Security Agreement dated June 19, 1995 between General Motors Acceptance Corporation and Rush
          Enterprises, Inc. dba San Antonio Peterbilt-GMC Truck, Inc. (incorporated herein by reference to Exhibit 10.37 of the Company's Registration Statement No. 333-03346 on Form S-1 filed April 10, 1996).
10.38.    Agreement Amending the Wholesale Security Agreement dated June 19, 1995 between General Motors Acceptance
          Corporation and Rush Enterprises, Inc. dba San Antonio Peterbilt-GMC Truck, Inc. (incorporated herein by reference to Exhibit 10.38 of the Company's Registration Statement No. 333-03346 on Form S-1 filed April 10,
          1996).
10.39.    Assignment of DPP Vehicle Proceeds dated June 19, 1995 between General Motors Acceptance Corporation and Rush
          Enterprises, Inc. dba San Antonio Peterbilt-GMC Truck, Inc. (incorporated herein by reference to Exhibit 10.39 of the Company's Registration Statement No. 333-03346 on Form S-1 filed April 10, 1996).
10.40.    Guaranty Agreement dated June 19, 1995 by W. Marvin Rush on behalf of Rush Enterprises, Inc. dba San Antonio
          Peterbilt-GMC Truck, Inc. and accepted by General Motors Acceptance Corporation (incorporated herein by reference to Exhibit 10.40 of

          the Company's Registration Statement No. 333-03346 on Form S-1 filed April 10, 1996).
10.41.    Revolving Line of Credit Loan and Security Agreement dated December 1, 1995 between General Motors Acceptance
          Corporation and Rush Enterprises, Inc. dba Tulsa Trucks, Inc. in the maximum principal amount of $1,100,000.00
          (incorporated herein by reference to Exhibit 10.41 of the Company's Registration Statement No. 333-03346 on
          Form S-1 filed April 10, 1996).
10.42.    Promissory Note dated December 1, 1995, in the original principal amount of $1,100,000.00, payable by Rush
          Enterprises, Inc. dba Oklahoma Trucks, Inc. to General Motors Acceptance Corporation (incorporated herein by reference to Exhibit 10.42 of the Company's Registration Statement No. 333-03346 on Form S-1 filed April 10,
          1996).
10.43.    Wholesale Security Agreement dated November 30, 1995 between General Motors Acceptance Corporation and Rush
          Enterprises, Inc. dba Oklahoma Trucks, Inc. (incorporated herein by reference to Exhibit 10.43 of the
          Company's Registration Statement No. 333-03346 on Form S-1 filed April 10, 1996).
10.44.    Agreement Amending the Wholesale Security Agreement and Conditionally Authorizing the Sale of New Floor Plan
          Vehicles on a Delayed Payment Privilege Basis dated November 30, 1995 between General Motors Acceptance
          Corporation and Rush Enterprises, Inc. dba Oklahoma Trucks, Inc. (incorporated herein by reference to Exhibit
          10.44 of the Company's Registration Statement No. 333-03346 on Form S-1 filed April 10, 1996).
10.45.    Guaranty dated November 30, 1995 by W. Marvin Rush on behalf of Rush Enterprises, Inc. dba Oklahoma Trucks,
          Inc. and accepted by General Motors Acceptance Corporation (incorporated herein by reference to Exhibit 10.45 of the Company's Registration Statement No. 333-03346 on Form S-1 filed April 10, 1996).
10.46.    Revolving Line of Credit Loan and Security Agreement dated December 1, 1995 between General Motors Acceptance
          Corporation and Rush Enterprises, Inc. dba Tulsa Trucks, Inc. in the maximum principal amount of $900,000.00
          (incorporated herein by reference to Exhibit 10.46 of the Company's Registration Statement No. 333-03346 on
          Form S-1 filed April 10, 1996).
10.47.    Promissory Note dated December 1, 1995, in the original principal amount of $900,000.00, payable by Rush
          Enterprises, Inc. dba Tulsa Trucks, Inc. to General Motors Acceptance Corporation (incorporated herein by reference to Exhibit 10.47 of the Company's Registration Statement No. 333-03346 on Form S-1 filed April 10,
          1996).
10.48.    Wholesale Security Agreement dated November 30, 1995 between General Motors Acceptance Corporation and Rush
          Enterprises, Inc. dba Tulsa Trucks, Inc. (incorporated herein by reference to Exhibit 10.48 of the Company's
          Registration Statement No. 333-03346 on Form S-1 filed April 10, 1996).
10.49.    Agreement Amending the Wholesale Security Agreement and Conditionally Authorizing the Sale of New Floor Plan
          Vehicles on a Delayed Payment Privilege Basis dated November 30, 1995 between General Motors Acceptance
          Corporation and Rush Enterprises, Inc. dba Tulsa Trucks, Inc. (incorporated herein by reference to Exhibit

          10.49 of the Company's Registration Statement No. 333-03346 on Form S-1 filed April 10, 1996).
10.50.    Guaranty dated November 30, 1995 by W. Marvin Rush on behalf of Rush Enterprises, Inc. dba Tulsa Trucks, Inc.
          and accepted by General Motors Acceptance Corporation (incorporated herein by reference to Exhibit 10.50 of the Company's Registration Statement No. 333-03346 on Form S-1 filed April 10, 1996).
10.51.    Guaranty Agreement dated December 1, 1995 by W. Marvin Rush in favor of General Motors Acceptance Corporation in the amount of $2,000,000.00 on behalf of Rush Enterprises, Inc. dba Oklahoma Trucks, Inc. and Tulsa Trucks,
          Inc. (incorporated herein by reference to Exhibit 10.51 of the Company's Registration Statement No. 333-03346
          on Form S-1 filed April 10, 1996).
10.52.    Revolving Line of Credit Loan and Security Agreement dated December 18, 1995 between Rush Enterprises, Inc.
          dba Oklahoma Trucks, Inc. and General Motors Acceptance Corporation in the maximum principal amount of
          $800,000.00 (incorporated herein by reference to Exhibit 10.52 of the Company's Registration Statement No.
          333-03346 on Form S-1 filed April 10, 1996).
10.53.    Promissory Note dated December 18, 1995, in the original principal amount of $800,000.00, payable by Rush
          Enterprises, Inc. dba Oklahoma Trucks, Inc. to General Motors Acceptance Corporation (incorporated herein by reference to Exhibit 10.53 of the Company's Registration Statement No. 333-03346 on Form S-1 filed April 10,
          1996).
10.54.    Revolving Line of Credit Loan and Security Agreement dated December 18, 1995 between Rush Enterprises, Inc.
          dba Tulsa Trucks, Inc. and General Motors Acceptance Corporation in the maximum principal amount of
          $700,000.00 (incorporated herein by reference to Exhibit 10.54 of the Company's Registration Statement No.
          333-03346 on Form S-1 filed April 10, 1996).
10.55.    Promissory Note dated December 18, 1995, in the original principal amount of $700,000.00, payable by Rush
          Enterprises, Inc. dba Tulsa Trucks, Inc. to General Motors Acceptance Corporation (incorporated herein by reference to Exhibit 10.55 of the Company's Registration Statement No. 333-03346 on Form S-1 filed April 10,
          1996).
10.56.    Guaranty Agreement dated December 18, 1995 by W. Marvin Rush in favor of General Motors Acceptance Corporation in the amount of $1,500,000.00 on behalf of Rush Enterprises, Inc. dba Oklahoma Trucks, Inc. and Tulsa Trucks,
          Inc. (incorporated herein by reference to Exhibit 10.56 of the Company's Registration Statement No. 333-03346
          on Form S-1 filed April 10, 1996).
10.57.    Revolving Promissory Note dated March 18, 1993, in the maximum principal amount of $450,000.00, payable by
          Rush Enterprises, Inc. to The Frost National Bank of San Antonio (incorporated herein by reference to Exhibit
          10.57 of the Company's Registration Statement No. 333-03346 on Form S-1 filed April 10, 1996).
10.58.    Dealership Purchase Contract dated November 10, 1995 between Kerr Consolidated, Inc. and Rush Enterprises,
          Inc. (incorporated herein by reference to Exhibit 10.58 of the Company's Registration Statement No. 333-03346
          on Form S-1 filed April 10, 1996).

10.59.    Real Estate Purchase Agreement dated November 10, 1995 between Kerr Consolidated, Inc. and Rush Enterprises,
          Inc. (incorporated herein by reference to Exhibit 10.59 of the Company's Registration Statement No. 333-03346
          on Form S-1 filed April 10, 1996).
10.60.    Promissory Note dated December 1, 1995, in the original principal amount of $2,800,000.00 payable by Rush
          Enterprises, Inc. to Kerr Consolidated, Inc. (incorporated herein by reference to Exhibit 10.60 of the
          Company's Registration Statement No. 333-03346 on Form S-1 filed April 10, 1996).
10.61.    Real Estate Mortgage dated December 1, 1995, in the original principal sum of $2,800,000.00 payable by Rush
          Enterprises, Inc. to Kerr Consolidated, Inc. (incorporated herein by reference to Exhibit 10.61 of the
          Company's Registration Statement No. 333-03346 on Form S-1 filed April 10, 1996).
10.62.    Real Estate Lease Agreement effective December 1, 1995 between Kerr Consolidated, Inc. and Rush Enterprises,
          Inc. (incorporated herein by reference to Exhibit 10.62 of the Company's Registration Statement No. 333-03346
          on Form S-1 filed April 10, 1996).
10.63.    Escrow Instructions dated February 24, 1994 to Commerce Escrow Company regarding purchase of assets from Engs
          Motor Truck Company by Rush Enterprises, Inc. (incorporated herein by reference to Exhibit 10.63 of the
          Company's Registration Statement No. 333-03346 on Form S-1 filed April 10, 1996).
10.64.    Secured Purchase Money Promissory Note dated February 1, 1994, in the original principal amount of
          $984,000.00, payable by Rush Enterprises, Inc. to Engs Motor Truck Company, Inc. (incorporated herein by reference to Exhibit 10.64 of the Company's Registration Statement No. 333-03346 on Form S-1 filed April 10,
          1996).
10.65.    Continuing Unlimited Guaranty dated February 24, 1994 by W. M. Rush and Thomas McKellar in favor of Engs Motor
          Truck Company, Edward W. Engs and Stewart R. Engs on behalf of South Coast Peterbilt (incorporated herein by reference to Exhibit 10.65 of the Company's Registration Statement No. 333-03346 on Form S-1 filed April 10,
          1996).
10.66.    Lease Modification Agreement dated February 1, 1994 between Richard R. Shade and Barbara S. Lateer, Trustees of the Ruth R. Shade Trust, et al, Engs Motor Truck Company and South Coast Peterbilt (incorporated herein by reference to Exhibit 10.66 of the Company's Registration Statement No. 333-03346 on Form S-1 filed April 10,
          1996).
10.67.    Lease Modification Agreement dated February 1, 1994 between Angelus Block Company, Inc., Engs Motor Truck
          Company and South Coast Peterbilt (incorporated herein by reference to Exhibit 10.67 of the Company's
          Registration Statement No. 333-03346 on Form S-1 filed April 10, 1996).
10.68.    Lease Modification Agreement dated February 1, 1994 between Angelus Block Company, Inc., Engs Motor Truck
          Company and South Coast Peterbilt (incorporated herein by reference to Exhibit 10.68 of the Company's
          Registration Statement No. 333-03346 on Form S-1 filed April 10, 1996).

10.69.    Lease dated February 1, 1994 between Edward W. Engs and Stuart R. Engs, and South Coast Peterbilt
          (incorporated herein by reference to Exhibit 10.69 of the Company's Registration Statement No. 333-03346 on
          Form S-1 filed April 10, 1996).
10.70.    Lease dated February 1, 1994 between Engs Motor Truck Company and South Coast Peterbilt (incorporated herein by reference to Exhibit 10.70 of the Company's Registration Statement No. 333-03346 on Form S-1 filed April
          10, 1996).
10.71.    Contract Termination and Release dated September 29, 1995 by and among South Coast Peterbilt, Rush
          Enterprises, Inc., Tom McKellar, Inc. and Tom McKellar (incorporated herein by reference to Exhibit 10.71 of the Company's Registration Statement No. 333-03346 on Form S-1 filed April 10, 1996).
10.72.    Termination Agreement dated September 29, 1995 by and among Rush Enterprises, Inc., Tom McKellar, Inc. and
          South Coast Peterbilt (incorporated herein by reference to Exhibit 10.72 of the Company's Registration
          Statement No. 333-03346 on Form S-1 filed April 10, 1996).
10.73.    Lease Agreement effective November 1, 1992, between Pete Gallegos and Rush Enterprises, Inc. dba Laredo
          Peterbilt, Inc., as amended August 31, 1994 (incorporated herein by reference to Exhibit 10.73 of the
          Company's Registration Statement No. 333-03346 on Form S-1 filed April 10, 1996).
10.74.    Commercial Lease dated July 31, 1992, between R. L. Lehman and Rush Enterprises, Inc. dba Lufkin Peterbilt,
          Inc., as amended through June 1, 1995 (incorporated herein by reference to Exhibit 10.74 of the Company's
          Registration Statement No. 333-03346 on Form S-1 filed April 10, 1996).
10.75.    Lease Agreement dated September 17, 1993 between McBray Realty, Inc. and Rush Enterprises, Inc. dba Ark-La-Tex
          Peterbilt (incorporated herein by reference to Exhibit 10.75 of the Company's Registration Statement No. 333-
          03346 on Form S-1 filed April 10, 1996).
10.76.    Right of First Refusal dated April 1, 1996 between Peterbilt Motors Company and W. Marvin Rush (incorporated herein by reference to Exhibit 10.76 of the Company's Registration Statement No. 333-03346 on Form S-1 filed
          April 10, 1996).
10.77.    Right of First Refusal dated April 1, 1996 between Peterbilt Motors Company and Barbara Rush (incorporated herein by reference to Exhibit 10.77 of the Company's Registration Statement No. 333-03346 on Form S-1 filed
          April 10, 1996).
10.78.    Right of First Refusal dated April 1, 1996 between Peterbilt Motors Company and W. M. "Rusty" Rush
          (incorporated herein by reference to Exhibit 10.78 of the Company's Registration Statement No. 333-03346 on
          Form S-1 filed April 10, 1996).
10.79.    Right of First Refusal dated April 1, 1996 between Peterbilt Motors Company and Robin Rush (incorporated herein by reference to Exhibit 10.79 of the Company's Registration Statement No. 333-03346 on Form S-1 filed
          April 10, 1996).
10.80.    Form of Indemnity Agreement between Rush Enterprises, Inc. and the members of its Board of Directors
          (incorporated herein by reference to Exhibit 10.80 of the Company's Registration Statement No. 333-03346 on
          Form S-1 filed April 10, 1996).
10.81.    Form of Employment Agreement between W. Marvin Rush, W.M. "Rusty" Rush and Robin M. Rush (incorporated herein by reference to Exhibit 10.81 of the Company's Registration Statement No. 333-03346 on Form S-1 filed April
          10, 1996).

10.82.    Form of Employment Agreement between Rush Enterprises, Inc., D. Jeffery Michell, David C. Orf, B.J. Tanner,
          Brent Hughes, J.M. "Spike" Lowe, Donald Teague, Ralph West and John Hiltabiddle (incorporated herein by reference to Exhibit 10.82 of the Company's Registration Statement No. 333-03346 on Form S-1 filed April 10,
          1996).
10.83.    Tax Indemnification Agreement between Rush Enterprises, Inc., Associated Acceptance, Inc. and W. Marvin Rush
          (incorporated herein by reference to Exhibit 10.83 of the Company's Registration Statement No. 333-03346 on
          Form S-1 filed April 10, 1996).
10.84.    Rush Enterprises, Inc. Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.84 of the
          Company's Registration Statement No. 333-03346 on Form S-1 filed April 10, 1996).
10.85.    Form of Rush Enterprises, Inc. Long-Term Incentive Plan Stock Option Agreement (incorporated herein by reference to Exhibit 10.85 of the Company's Registration Statement No. 333-03346 on Form S-1 filed April 10,
          1996).
10.86.    Revolving Line of Credit Loan and Security Agreement dated February 24, 1994, between General Motors
          Acceptance Corporation and Rush Enterprises, Inc. dba South Coast Peterbilt in the maximum principal amount of
          $3,000,000.00 (incorporated herein by reference to Exhibit 10.86 of the Company's Registration Statement No.
          333-03346 on Form S-1 filed April 10, 1996).
10.87.    Demand Promissory Note dated February 24, 1994, in the original principal amount of $3,000,000.00, payable by
          Rush Enterprises, Inc. dba South Coast Peterbilt to General Motors Acceptance Corporation (incorporated herein by reference to Exhibit 10.87 of the Company's Registration Statement No. 333-03346 on Form S-1 filed April
          10, 1996).
10.88.    General Security Agreement dated February 2, 1994 between General Motors Acceptance Corporation and Rush
          Enterprises, Inc. dba South Coast Peterbilt (incorporated herein by reference to Exhibit 10.88 of the
          Company's Registration Statement No. 333-03346 on Form S-1 filed April 10, 1996).
10.89.    Guaranty dated February 2, 1994 between General Motors Acceptance Corporation and Rush Enterprises, Inc. dba
          South Coast Peterbilt (incorporated herein by reference to Exhibit 10.89 of the Company's Registration
          Statement No. 333-03346 on Form S-1 filed April 10, 1996).
10.90.    Real Estate Lien Note dated July 1, 1993, in the principal amount of $1,238,000.00, payable by Rush
          Enterprises, Inc. to Associates Commercial Corporation (incorporated herein by reference to Exhibit 10.90 of the Company's Registration Statement No. 333-03346 on Form S-1 filed April 10, 1996).
10.91.    Promissory Note dated December 7, 1995, in the original principal amount of $1,900,000.00, payable by Rush
          Enterprises, Inc. to General Electric Capital Corporation (incorporated herein by reference to Exhibit 10.91 of the Company's Registration Statement No. 333-03346 on Form S-1 filed April 10, 1996).
10.92.    Aircraft Chattel Mortgage dated December 4, 1995, as amended, between Rush Enterprises, Inc. as Mortgagor and
          General Electric Capital Corporation as Mortgagee (incorporated herein by reference to Exhibit 10.92 of the
          Company's Registration Statement No. 333-03346 on Form S-1 filed April 10, 1996).

10.93.    Individual Guaranty dated December 4, 1995, between General Electric Capital Corporation and Rush Enterprises,
          Inc. (incorporated herein by reference to Exhibit 10.93 of the Company's Registration Statement No. 333-03346
          on Form S-1 filed April 10, 1996).
10.94.    Dealership Purchase Contract dated December 9, 1996 by and among Rush Truck Centers of Colorado, Inc., Rush
          Enterprises, Inc., Denver Peterbilt, Inc., and Greg Lessing. (Filed herewith).
11.1      Computation of pro forma earnings per share.

21.1      Subsidiaries of the Company.


                                                                              Names Under
                                                  State of                  Which Subsidiary
                    Name                       Incorporation                 Does Business
 --------------------------------------      -----------------  ----------------------------------------
 Rush Truck Centers of Texas, Inc.           Delaware           Creative Concepts Advertising Agency
                                                                Hou-Tex Industrial and Truck Supply
                                                                Houston Peterbilt, Inc.
                                                                Laredo Peterbilt, Inc.
                                                                Lufkin Peterbilt, Inc.
                                                                Rush Truck Center
                                                                San Antonio Peterbilt, Inc.
                                                                San Antonio Peterbilt-GMC Truck, Inc.
                                                                Translease
                                                                World Wide Tires
 Rush Truck Centers of Oklahoma, Inc.        Delaware           Oklahoma Trucks, Inc.
                                                                Translease
                                                                Tulsa Trucks, Inc.

 Rush Truck Centers of California, Inc.,     Delaware           South Coast Peterbilt
 Which Will do Business in California as                        Translease
 Complete Rush Truck Centers                                    World Wide Tires
 Rush Truck Centers of Louisiana, Inc.       Delaware           Ark-La-Tex Peterbilt, Inc.
                                                                Translease

 Los Cuernos, Inc.                           Delaware           Los Cuernos Ranch

 Rush Administrative Services, Inc.          Delaware           None

 AiRush, Inc.                                Delaware           None

 Rush Truck Leasing, Inc.                    Delaware           None

 Rush Truck Centers of Colorado, Inc.        Delaware           Rush Truck Centers, Inc.

23.1       Consent of Arthur Andersen LLP
27.1       Financial Data Schedule.


    (a)  Reports on Form 8-K:

         None

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          RUSH ENTERPRISES, INC.

                          By:  /s/ W. MARVIN RUSH           Date: March 25, 1997
                          ------------------------
                          W. Marvin Rush
                          Chairman and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities on the dates indicated:

Signature                                  Capacity                               Date
---------                                  --------                               ----
/s/ W. MARVIN RUSH                Chairman and Chief Executive Officer,       March 25, 1997
------------------
W. Marvin Rush                    Director (Principal Executive Officer)

/s/ W. M. "RUSTY" RUSH            President, Director                        March 25, 1997
----------------------
W. M. "Rusty" Rush

/s/ ROBIN M. RUSH                 Executive Vice President, Secretary,       March 25, 1997
-----------------
Robin M. Rush                     Treasurer and Director

/s/ RONALD J. KRAUSE              Director                                    March 25, 1997
--------------------
Ronald J. Krause

/s/JOSEPH M. DUNN                 Director                                    March 25, 1997
-----------------
Joseph M. Dunn

/s/MARTIN A NAEGELIN, JR.         Vice President and                          March 25, 1997
------------------------
Martin A. Naegelin, Jr.           Chief Financial Officer
                                  (Principal Financial and
                                  Accounting Officer)

                               INDEX TO EXHIBITS

EXHIBIT
 NO.                              IDENTIFICATION OF EXHIBIT
-----                             -------------------------
3.1.       Amended and Restated Articles of Incorporation of the Registrant (incorporated herein by reference to Exhibit
           3.1 of the Company's Registration Statement No. 333-03346 on Form S-1 filed April 10, 1996).
3.2.       Bylaws of the Registrant, as amended (incorporated herein by reference to Exhibit 3.2 of the Company's
           Registration Statement No. 333-03346 on Form S-1 filed April 10, 1996).
4.1.       Specimen of certificate representing Common Stock, $.01 par value, of the Registrant (incorporated herein by reference to Exhibit 4.1 of the Company's Registration Statement No. 333-03346 on Form S-1 filed April 10,
           1996).
4.2.       Form of Representatives' Warrant Agreement, including form of Representatives' Warrant (incorporated herein by reference to Exhibit 4.2 of the Company's Registration Statement No. 333-03346 on Form S-1 filed April 10,
           1996).
4.3.       Rights Agreement dated April 8, 1996 between Rush Enterprises, Inc. and American Stock Transfer & Trust
           Company, Trustee (incorporated herein by reference to Exhibit 4.3 of the Company's Registration Statement No.
           333-03346 on Form S-1 filed April 10, 1996).
10.1.      Dealer Sales and Service Agreement (heavy-duty truck) dated October 5, 1995, between Peterbilt Motors Company and Rush Enterprises, Inc. dba San Antonio Peterbilt-GMC Truck, Inc. (incorporated herein by reference to
           Exhibit 10.1 of the Company's Registration Statement No. 333-03346 on Form S-1 filed April 10, 1996).
10.2.      Dealer Sales and Service Agreement (heavy-duty truck) dated November 1, 1995, between Peterbilt Motors
           Company and Rush Enterprises, Inc. dba South Coast Peterbilt (incorporated herein by reference to Exhibit
           10.2 of the Company's Registration Statement No. 333-03346 on Form S-1 filed April 10, 1996).
10.3.      Dealer Sales and Service Agreement (heavy-duty truck) dated October 10, 1995, between Peterbilt Motors
           Company and Rush Enterprises, Inc. dba Ark-La-Tex Peterbilt, Inc. (incorporated herein by reference to
           Exhibit 10.3 of the Company's Registration Statement No. 333-03346 on Form S-1 filed April 10, 1996).
10.4.      Dealer Sales and Service Agreement (heavy-duty truck) dated October 30, 1995, between Peterbilt Motors
           Company and Rush Enterprises, Inc. dba Houston Peterbilt, Inc. (incorporated herein by reference to Exhibit
           10.4 of the Company's Registration Statement No. 333-03346 on Form S-1 filed April 10, 1996).
10.5.      Dealer Sales and Service Agreement (heavy-duty truck) dated December 1, 1995, between Peterbilt Motors
           Company and Rush Enterprises, Inc. dba Oklahoma Trucks (incorporated herein by reference to Exhibit 10.5 of the Company's Registration Statement No. 333-03346 on Form S-1 filed April 10, 1996).
10.6.      Amendment to Dealer Sales and Service Agreements (heavy-duty truck) dated April 1, 1996, between Peterbilt
           Motors Company and Rush Enterprises, Inc. (incorporated herein by reference to Exhibit 10.6 of the Company's
           Registration Statement No. 333-03346 on Form S-1 filed April 10, 1996).

10.7.     Dealer Sales and Service Agreement (medium-duty truck) dated October 5, 1995 between Peterbilt Motors Company and Rush Enterprises, Inc. dba San Antonio Peterbilt -- GMC Trucks, Inc. (incorporated herein by reference to
          Exhibit 10.7 of the Company's Registration Statement No. 333-03346 on Form S-1 filed April 10, 1996).
10.8.     Dealer Sales and Service Agreement (medium-duty truck) dated February 2, 1994 between Peterbilt Motors Company and Rush Enterprises, Inc. dba South Coast Peterbilt (incorporated herein by reference to Exhibit 10.8 of the
          Company's Registration Statement No. 333-03346 on Form S-1 filed April 10, 1996).
10.9.     Dealer Sales and Service Agreement (medium-duty truck) dated January 10, 1995 between Peterbilt Motors Company and Rush Enterprises, Inc. dba Ark-La-Tex Peterbilt, Inc. (incorporated herein by reference to Exhibit 10.9 of the Company's Registration Statement No. 333-03346 on Form S-1 filed April 10, 1996).
10.10.    Dealer Sales and Service Agreement (medium-duty truck) dated December 30, 1994 between Peterbilt Motors
          Company and Rush Enterprises, Inc. dba Houston Peterbilt, Inc. (incorporated herein by reference to Exhibit
          10.10 of the Company's Registration Statement No. 333-03346 on Form S-1 filed April 10, 1996).
10.11.    Dealer Sales and Service Agreement (medium-duty truck) dated December 1, 1995, between Peterbilt Motors
          Company and Rush Enterprises, Inc. dba Oklahoma Trucks (incorporated herein by reference to Exhibit 10.11 of the Company's Registration Statement No. 333-03346 on Form S-1 filed April 10, 1996).
10.12.    Amendment to Dealer Sales and Service Agreements (medium-duty truck) dated April 1, 1996 between Peterbilt
          Motors Company and Rush Enterprises, Inc. (incorporated herein by reference to Exhibit 10.12 of the Company's
          Registration Statement No. 333-03346 on Form S-1 filed April 10, 1996).
10.13.    GMC Truck Division Dealer Sales and Service Agreement dated July 9, 1992 between General Motors Corporation,
          GMC Truck Division and Rush Enterprises, Inc. dba Rush Pontiac -- GMC Truck Center (incorporated herein by reference to Exhibit 10.13 of the Company's Registration Statement No. 333-03346 on Form S-1 filed April 10,
          1996).
10.14.    GMC Truck Division Dealer Sales and Service Agreement dated January 17, 1996 between General Motors
          Corporation, GMC Truck Division and Rush Enterprises, Inc. dba Oklahoma Trucks, Inc. (incorporated herein by reference to Exhibit 10.14 of the Company's Registration Statement No. 333-03346 on Form S-1 filed April 10,
          1996).
10.15.    Dealer Sales and Service Agreement dated January 26, 1996 between Volvo GM Heavy Truck Corporation and Rush
          Enterprises, Inc. (incorporated herein by reference to Exhibit 10.15 of the Company's Registration Statement
          No. 333-03346 on Form S-1 filed April 10, 1996).
10.16.    Franchise Agreement dated July 28, 1994 between PACCAR Leasing Corporation and Rush Enterprises, Inc. dba
          Translease Corp. (incorporated herein by reference to Exhibit 10.16 of the Company's Registration Statement
          No. 333-03346 on Form S-1 filed April 10, 1996).
10.17.    Franchise Agreement Addendum dated December 1, 1995 between PACCAR Leasing Corporation and Rush Enterprises,
          Inc. dba Translease Corp. (incorporated herein by reference to Exhibit 10.17 of the Company's Registration
          Statement No. 333-03346 on Form S-1 filed April 10, 1996).

10.18.    Agreement for Acquisition of Secured Retail Installment Paper dated March 14, 1996 between PACCAR Financial
          Corp. and South Coast Peterbilt (incorporated herein by reference to Exhibit 10.18 of the Company's
          Registration Statement No. 333-03346 on Form S-1 filed April 10, 1996).
10.19.    Letter Agreement dated January 5, 1996 between Rush Enterprises, Inc. for South Coast Peterbilt and PACCAR
          Financial Corp. (incorporated herein by reference to Exhibit 10.19 of the Company's Registration Statement No.
          333-03346 on Form S-1 filed April 10, 1996).
10.20.    Alternative Reserve Program Letter Agreement dated February 1, 1994 between Associates Commercial Corporation and Rush Enterprises, Inc. dba San Antonio Truck Sales & Service, Inc., Houston Peterbilt, Inc., Lufkin
          Peterbilt Inc. and South Coast Peterbilt (incorporated herein by reference to Exhibit 10.20 of the Company's
          Registration Statement No. 333-03346 on Form S-1 filed April 10, 1996).
10.21.    Alternative Reserve Program Letter Agreement dated January 1, 1996 between Associates Commercial Corporation and Rush Enterprises, Inc. (incorporated herein by reference to Exhibit 10.21 of the Company's Registration
          Statement No. 333-03346 on Form S-1 filed April 10, 1996).
10.22.    Dealer Agreement for General Motors Retail Truck Financing Plan for GMC and Chevrolet Dealers effective August
          1, 1984 between Rush Enterprises, Inc. dba San Antonio Truck Sales & Service, Inc. and Associates Commercial
          Corporation (incorporated herein by reference to Exhibit 10.22 of the Company's Registration Statement No.
          333-03346 on Form S-1 filed April 10, 1996).
10.23.    Dealer Agreement dated November 13, 1986 between Associates Commercial Corporation and Rush Enterprises, Inc.
          dba San Antonio Truck Sales & Service, Inc. (incorporated herein by reference to Exhibit 10.23 of the
          Company's Registration Statement No. 333-03346 on Form S-1 filed April 10, 1996).
10.24.    Associates / Rush Enterprises, Inc. Dealer Agreement Addendum dated December 8, 1986 to Dealer Agreement dated
          November 13, 1986 between Associates Commercial Corporation and Rush Enterprises, Inc. dba San Antonio Truck
          Sales & Service, Inc. (incorporated herein by reference to Exhibit 10.24 of the Company's Registration
          Statement No. 333-03346 on Form S-1 filed April 10, 1996).
10.25.    Dealer Agreement dated January 13, 1988 between Associates Commercial Corporation and Rush Enterprises, Inc.
          dba Houston Peterbilt, Inc. (incorporated herein by reference to Exhibit 10.25 of the Company's Registration
          Statement No. 333-03346 on Form S-1 filed April 10, 1996).
10.26.    Dealer Agreement dated February 1, 1994 between Associates Commercial Corporation and Rush Enterprises, Inc.
          dba Lufkin Peterbilt, Inc. (incorporated herein by reference to Exhibit 10.26 of the Company's Registration
          Statement No. 333-03346 on Form S-1 filed April 10, 1996).
10.27.    Dealer Agreement dated February 1, 1994 between Associates Commercial Corporation and Rush Enterprises, Inc.
          dba South Coast Peterbilt (incorporated herein by reference to Exhibit 10.27 of the Company's Registration
          Statement No. 333-03346 on Form S-1 filed April 10, 1996).
10.28.    Peterbilt Distributor Limited Liability Truck Financing Agreement dated July 21, 1983 between Associates
          Commercial Corporation and Rush Enterprises, Inc. dba San

          Antonio Truck Sales & Service, Inc. (incorporated herein by reference to Exhibit 10.28 of the Company's
          Registration Statement No. 333-03346 on Form S-1 filed April 10, 1996).
10.29.    Peterbilt Distributor Limited Liability Truck Financing Agreement dated January 13, 1988 between Associates
          Commercial Corporation and Rush Enterprises, Inc. dba Houston Peterbilt, Inc. (incorporated herein by reference to Exhibit 10.29 of the Company's Registration Statement No. 333-03346 on Form S-1 filed April 10,
          1996).
10.30.    Peterbilt Distributor Limited Liability Truck Financing Agreement dated February 1, 1994 between Associates
          Commercial Corporation and Rush Enterprises, Inc. dba Lufkin Peterbilt, Inc. (incorporated herein by reference to Exhibit 10.30 of the Company's Registration Statement No. 333-03346 on Form S-1 filed April 10, 1996).
10.31.    Peterbilt Distributor Limited Liability Truck Financing Agreement dated February 1, 1994 between Associates
          Commercial Corporation and South Coast Peterbilt (incorporated herein by reference to Exhibit 10.31 of the
          Company's Registration Statement No. 333-03346 on Form S-1 filed April 10, 1996).
10.32.    Dealer Financing Agreement dated July 30, 1993 between Interstate Billing Service, Inc. and Rush Enterprises,
          Inc. dba Translease Corp. (incorporated herein by reference to Exhibit 10.32 of the Company's Registration
          Statement No. 333-03346 on Form S-1 filed April 10, 1996).
10.33.    Credit Balance Agreement dated April 3, 1995 between General Motors Acceptance Corporation and Rush
          Enterprises, Inc. dba Rush Pontiac-GMC Truck Center, San Antonio Peterbilt, ARK-LA-TEX Peterbilt, Houston
          Peterbilt, Lufkin Peterbilt, Laredo Peterbilt, Hummer of South Texas and South Coast Peterbilt (incorporated herein by reference to Exhibit 10.33 of the Company's Registration Statement No. 333-03346 on Form S-1 filed
          April 10, 1996).
10.34.    Letter dated March 11, 1996 from General Motors Acceptance Corporation to Rush Enterprises, Inc. (incorporated herein by reference to Exhibit 10.34 of the Company's Registration Statement No. 333-03346 on Form S-1 filed
          April 10, 1996).
10.35.    Loan Agreement dated June 19, 1995 between General Motors Acceptance Corporation and Rush Enterprises, Inc.
          dba San Antonio Peterbilt-GMC Truck, Inc. (incorporated herein by reference to Exhibit 10.35 of the Company's
          Registration Statement No. 333-03346 on Form S-1 filed April 10, 1996).
10.36.    Promissory Note dated June 19, 1995, in the original principal amount of $5,000,000, payable by Rush
          Enterprises, Inc. dba San Antonio Peterbilt-GMC Truck, Inc. to General Motors Acceptance Corporation
          (incorporated herein by reference to Exhibit 10.36 of the Company's Registration Statement No. 333-03346 on
          Form S-1 filed April 10, 1996).
10.37.    Wholesale Security Agreement dated June 19, 1995 between General Motors Acceptance Corporation and Rush
          Enterprises, Inc. dba San Antonio Peterbilt-GMC Truck, Inc. (incorporated herein by reference to Exhibit 10.37 of the Company's Registration Statement No. 333-03346 on Form S-1 filed April 10, 1996).
10.38.    Agreement Amending the Wholesale Security Agreement dated June 19, 1995 between General Motors Acceptance
          Corporation and Rush Enterprises, Inc. dba San Antonio Peterbilt-GMC Truck, Inc. (incorporated herein by reference to Exhibit 10.38 of the Company's Registration Statement No. 333-03346 on Form S-1 filed April 10,
          1996).

10.39.    Assignment of DPP Vehicle Proceeds dated June 19, 1995 between General Motors Acceptance Corporation and Rush
          Enterprises, Inc. dba San Antonio Peterbilt-GMC Truck, Inc. (incorporated herein by reference to Exhibit 10.39 of the Company's Registration Statement No. 333-03346 on Form S-1 filed April 10, 1996).
10.40.    Guaranty Agreement dated June 19, 1995 by W. Marvin Rush on behalf of Rush Enterprises, Inc. dba San Antonio
          Peterbilt-GMC Truck, Inc. and accepted by General Motors Acceptance Corporation (incorporated herein by reference to Exhibit 10.40 of the Company's Registration Statement No. 333-03346 on Form S-1 filed April 10,
          1996).
10.41.    Revolving Line of Credit Loan and Security Agreement dated December 1, 1995 between General Motors Acceptance
          Corporation and Rush Enterprises, Inc. dba Tulsa Trucks, Inc. in the maximum principal amount of $1,100,000.00
          (incorporated herein by reference to Exhibit 10.41 of the Company's Registration Statement No. 333-03346 on
          Form S-1 filed April 10, 1996).
10.42.    Promissory Note dated December 1, 1995, in the original principal amount of $1,100,000.00, payable by Rush
          Enterprises, Inc. dba Oklahoma Trucks, Inc. to General Motors Acceptance Corporation (incorporated herein by reference to Exhibit 10.42 of the Company's Registration Statement No. 333-03346 on Form S-1 filed April 10,
          1996).
10.43.    Wholesale Security Agreement dated November 30, 1995 between General Motors Acceptance Corporation and Rush
          Enterprises, Inc. dba Oklahoma Trucks, Inc. (incorporated herein by reference to Exhibit 10.43 of the
          Company's Registration Statement No. 333-03346 on Form S-1 filed April 10, 1996).
10.44.    Agreement Amending the Wholesale Security Agreement and Conditionally Authorizing the Sale of New Floor Plan
          Vehicles on a Delayed Payment Privilege Basis dated November 30, 1995 between General Motors Acceptance
          Corporation and Rush Enterprises, Inc. dba Oklahoma Trucks, Inc. (incorporated herein by reference to Exhibit
          10.44 of the Company's Registration Statement No. 333-03346 on Form S-1 filed April 10, 1996).
10.45.    Guaranty dated November 30, 1995 by W. Marvin Rush on behalf of Rush Enterprises, Inc. dba Oklahoma Trucks,
          Inc. and accepted by General Motors Acceptance Corporation (incorporated herein by reference to Exhibit 10.45 of the Company's Registration Statement No. 333-03346 on Form S-1 filed April 10, 1996).
10.46.    Revolving Line of Credit Loan and Security Agreement dated December 1, 1995 between General Motors Acceptance
          Corporation and Rush Enterprises, Inc. dba Tulsa Trucks, Inc. in the maximum principal amount of $900,000.00
          (incorporated herein by reference to Exhibit 10.46 of the Company's Registration Statement No. 333-03346 on
          Form S-1 filed April 10, 1996).
10.47.    Promissory Note dated December 1, 1995, in the original principal amount of $900,000.00, payable by Rush
          Enterprises, Inc. dba Tulsa Trucks, Inc. to General Motors Acceptance Corporation (incorporated herein by reference to Exhibit 10.47 of the Company's Registration Statement No. 333-03346 on Form S-1 filed April 10,
          1996).
10.48.    Wholesale Security Agreement dated November 30, 1995 between General Motors Acceptance Corporation and Rush
          Enterprises, Inc. dba Tulsa Trucks, Inc.

          (incorporated herein by reference to Exhibit 10.48 of the Company's Registration Statement No. 333-03346 on
          Form S-1 filed April 10, 1996).
10.49.    Agreement Amending the Wholesale Security Agreement and Conditionally Authorizing the Sale of New Floor Plan
          Vehicles on a Delayed Payment Privilege Basis dated November 30, 1995 between General Motors Acceptance
          Corporation and Rush Enterprises, Inc. dba Tulsa Trucks, Inc. (incorporated herein by reference to Exhibit
          10.49 of the Company's Registration Statement No. 333-03346 on Form S-1 filed April 10, 1996).
10.50.    Guaranty dated November 30, 1995 by W. Marvin Rush on behalf of Rush Enterprises, Inc. dba Tulsa Trucks, Inc.
          and accepted by General Motors Acceptance Corporation (incorporated herein by reference to Exhibit 10.50 of the Company's Registration Statement No. 333-03346 on Form S-1 filed April 10, 1996).
10.51.    Guaranty Agreement dated December 1, 1995 by W. Marvin Rush in favor of General Motors Acceptance Corporation in the amount of $2,000,000.00 on behalf of Rush Enterprises, Inc. dba Oklahoma Trucks, Inc. and Tulsa Trucks,
          Inc. (incorporated herein by reference to Exhibit 10.51 of the Company's Registration Statement No. 333-03346
          on Form S-1 filed April 10, 1996).
10.52.    Revolving Line of Credit Loan and Security Agreement dated December 18, 1995 between Rush Enterprises, Inc.
          dba Oklahoma Trucks, Inc. and General Motors Acceptance Corporation in the maximum principal amount of
          $800,000.00 (incorporated herein by reference to Exhibit 10.52 of the Company's Registration Statement No.
          333-03346 on Form S-1 filed April 10, 1996).
10.53.    Promissory Note dated December 18, 1995, in the original principal amount of $800,000.00, payable by Rush
          Enterprises, Inc. dba Oklahoma Trucks, Inc. to General Motors Acceptance Corporation (incorporated herein by reference to Exhibit 10.53 of the Company's Registration Statement No. 333-03346 on Form S-1 filed April 10,
          1996).
10.54.    Revolving Line of Credit Loan and Security Agreement dated December 18, 1995 between Rush Enterprises, Inc.
          dba Tulsa Trucks, Inc. and General Motors Acceptance Corporation in the maximum principal amount of
          $700,000.00 (incorporated herein by reference to Exhibit 10.54 of the Company's Registration Statement No.
          333-03346 on Form S-1 filed April 10, 1996).
10.55.    Promissory Note dated December 18, 1995, in the original principal amount of $700,000.00, payable by Rush
          Enterprises, Inc. dba Tulsa Trucks, Inc. to General Motors Acceptance Corporation (incorporated herein by reference to Exhibit 10.55 of the Company's Registration Statement No. 333-03346 on Form S-1 filed April 10,
          1996).
10.56.    Guaranty Agreement dated December 18, 1995 by W. Marvin Rush in favor of General Motors Acceptance Corporation in the amount of $1,500,000.00 on behalf of Rush Enterprises, Inc. dba Oklahoma Trucks, Inc. and Tulsa Trucks,
          Inc. (incorporated herein by reference to Exhibit 10.56 of the Company's Registration Statement No. 333-03346
          on Form S-1 filed April 10, 1996).
10.57.    Revolving Promissory Note dated March 18, 1993, in the maximum principal amount of $450,000.00, payable by
          Rush Enterprises, Inc. to The Frost National Bank of San

          Antonio (incorporated herein by reference to Exhibit 10.57 of the Company's Registration Statement No. 333-
          03346 on Form S-1 filed April 10, 1996).
10.58.    Dealership Purchase Contract dated November 10, 1995 between Kerr Consolidated, Inc. and Rush Enterprises,
          Inc. (incorporated herein by reference to Exhibit 10.58 of the Company's Registration Statement No. 333-03346
          on Form S-1 filed April 10, 1996).
10.59.    Real Estate Purchase Agreement dated November 10, 1995 between Kerr Consolidated, Inc. and Rush Enterprises,
          Inc. (incorporated herein by reference to Exhibit 10.59 of the Company's Registration Statement No. 333-03346
          on Form S-1 filed April 10, 1996).
10.60.    Promissory Note dated December 1, 1995, in the original principal amount of $2,800,000.00 payable by Rush
          Enterprises, Inc. to Kerr Consolidated, Inc. (incorporated herein by reference to Exhibit 10.60 of the
          Company's Registration Statement No. 333-03346 on Form S-1 filed April 10, 1996).
10.61.    Real Estate Mortgage dated December 1, 1995, in the original principal sum of $2,800,000.00 payable by Rush
          Enterprises, Inc. to Kerr Consolidated, Inc. (incorporated herein by reference to Exhibit 10.61 of the
          Company's Registration Statement No. 333-03346 on Form S-1 filed April 10, 1996).
10.62.    Real Estate Lease Agreement effective December 1, 1995 between Kerr Consolidated, Inc. and Rush Enterprises,
          Inc. (incorporated herein by reference to Exhibit 10.62 of the Company's Registration Statement No. 333-03346
          on Form S-1 filed April 10, 1996).
10.63.    Escrow Instructions dated February 24, 1994 to Commerce Escrow Company regarding purchase of assets from Engs
          Motor Truck Company by Rush Enterprises, Inc. (incorporated herein by reference to Exhibit 10.63 of the
          Company's Registration Statement No. 333-03346 on Form S-1 filed April 10, 1996).
10.64.    Secured Purchase Money Promissory Note dated February 1, 1994, in the original principal amount of
          $984,000.00, payable by Rush Enterprises, Inc. to Engs Motor Truck Company, Inc. (incorporated herein by reference to Exhibit 10.64 of the Company's Registration Statement No. 333-03346 on Form S-1 filed April 10,
          1996).
10.65.    Continuing Unlimited Guaranty dated February 24, 1994 by W. M. Rush and Thomas McKellar in favor of Engs Motor
          Truck Company, Edward W. Engs and Stewart R. Engs on behalf of South Coast Peterbilt (incorporated herein by reference to Exhibit 10.65 of the Company's Registration Statement No. 333-03346 on Form S-1 filed April 10,
          1996).
10.66.    Lease Modification Agreement dated February 1, 1994 between Richard R. Shade and Barbara S. Lateer, Trustees of the Ruth R. Shade Trust, et al, Engs Motor Truck Company and South Coast Peterbilt (incorporated herein by reference to Exhibit 10.66 of the Company's Registration Statement No. 333-03346 on Form S-1 filed April 10,
          1996).
10.67.    Lease Modification Agreement dated February 1, 1994 between Angelus Block Company, Inc., Engs Motor Truck
          Company and South Coast Peterbilt (incorporated herein by reference to Exhibit 10.67 of the Company's
          Registration Statement No. 333-03346 on Form S-1 filed April 10, 1996).
10.68.    Lease Modification Agreement dated February 1, 1994 between Angelus Block Company, Inc., Engs Motor Truck
          Company and South Coast Peterbilt (incorporated herein by reference to Exhibit 10.68 of the Company's
          Registration Statement No. 333-03346 on Form S-1 filed April 10, 1996).

10.69.    Lease dated February 1, 1994 between Edward W. Engs and Stuart R. Engs, and South Coast Peterbilt
          (incorporated herein by reference to Exhibit 10.69 of the Company's Registration Statement No. 333-03346 on
          Form S-1 filed April 10, 1996).
10.70.    Lease dated February 1, 1994 between Engs Motor Truck Company and South Coast Peterbilt (incorporated herein by reference to Exhibit 10.70 of the Company's Registration Statement No. 333-03346 on Form S-1 filed April
          10, 1996).
10.71.    Contract Termination and Release dated September 29, 1995 by and among South Coast Peterbilt, Rush
          Enterprises, Inc., Tom McKellar, Inc. and Tom McKellar (incorporated herein by reference to Exhibit 10.71 of the Company's Registration Statement No. 333-03346 on Form S-1 filed April 10, 1996).
10.72.    Termination Agreement dated September 29, 1995 by and among Rush Enterprises, Inc., Tom McKellar, Inc. and
          South Coast Peterbilt (incorporated herein by reference to Exhibit 10.72 of the Company's Registration
          Statement No. 333-03346 on Form S-1 filed April 10, 1996).
10.73.    Lease Agreement effective November 1, 1992, between Pete Gallegos and Rush Enterprises, Inc. dba Laredo
          Peterbilt, Inc., as amended August 31, 1994 (incorporated herein by reference to Exhibit 10.73 of the
          Company's Registration Statement No. 333-03346 on Form S-1 filed April 10, 1996).
10.74.    Commercial Lease dated July 31, 1992, between R. L. Lehman and Rush Enterprises, Inc. dba Lufkin Peterbilt,
          Inc., as amended through June 1, 1995 (incorporated herein by reference to Exhibit 10.74 of the Company's
          Registration Statement No. 333-03346 on Form S-1 filed April 10, 1996).
10.75.    Lease Agreement dated September 17, 1993 between McBray Realty, Inc. and Rush Enterprises, Inc. dba Ark-La-Tex
          Peterbilt (incorporated herein by reference to Exhibit 10.75 of the Company's Registration Statement No. 333-
          03346 on Form S-1 filed April 10, 1996).
10.76.    Right of First Refusal dated April 1, 1996 between Peterbilt Motors Company and W. Marvin Rush (incorporated herein by reference to Exhibit 10.76 of the Company's Registration Statement No. 333-03346 on Form S-1 filed
          April 10, 1996).
10.77.    Right of First Refusal dated April 1, 1996 between Peterbilt Motors Company and Barbara Rush (incorporated herein by reference to Exhibit 10.77 of the Company's Registration Statement No. 333-03346 on Form S-1 filed
          April 10, 1996).
10.78.    Right of First Refusal dated April 1, 1996 between Peterbilt Motors Company and W. M. "Rusty" Rush
          (incorporated herein by reference to Exhibit 10.78 of the Company's Registration Statement No. 333-03346 on
          Form S-1 filed April 10, 1996).
10.79.    Right of First Refusal dated April 1, 1996 between Peterbilt Motors Company and Robin Rush (incorporated herein by reference to Exhibit 10.79 of the Company's Registration Statement No. 333-03346 on Form S-1 filed
          April 10, 1996).
10.80.    Form of Indemnity Agreement between Rush Enterprises, Inc. and the members of its Board of Directors
          (incorporated herein by reference to Exhibit 10.80 of the Company's Registration Statement No. 333-03346 on
          Form S-1 filed April 10, 1996).
10.81.    Form of Employment Agreement between W. Marvin Rush, W.M. "Rusty" Rush and Robin M. Rush (incorporated herein by reference to Exhibit 10.81 of the Company's Registration Statement No. 333-03346 on Form S-1 filed April
          10, 1996).

10.82.    Form of Employment Agreement between Rush Enterprises, Inc., D. Jeffery Michell, David C. Orf, B.J. Tanner,
          Brent Hughes, J.M. "Spike" Lowe, Donald Teague, Ralph West and John Hiltabiddle (incorporated herein by reference to Exhibit 10.82 of the Company's Registration Statement No. 333-03346 on Form S-1 filed April 10,
          1996).
10.83.    Tax Indemnification Agreement between Rush Enterprises, Inc., Associated Acceptance, Inc. and W. Marvin Rush
          (incorporated herein by reference to Exhibit 10.83 of the Company's Registration Statement No. 333-03346 on
          Form S-1 filed April 10, 1996).
10.84.    Rush Enterprises, Inc. Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.84 of the
          Company's Registration Statement No. 333-03346 on Form S-1 filed April 10, 1996).
10.85.    Form of Rush Enterprises, Inc. Long-Term Incentive Plan Stock Option Agreement (incorporated herein by reference to Exhibit 10.85 of the Company's Registration Statement No. 333-03346 on Form S-1 filed April 10,
          1996).
10.86.    Revolving Line of Credit Loan and Security Agreement dated February 24, 1994, between General Motors
          Acceptance Corporation and Rush Enterprises, Inc. dba South Coast Peterbilt in the maximum principal amount of
          $3,000,000.00 (incorporated herein by reference to Exhibit 10.86 of the Company's Registration Statement No.
          333-03346 on Form S-1 filed April 10, 1996).
10.87.    Demand Promissory Note dated February 24, 1994, in the original principal amount of $3,000,000.00, payable by
          Rush Enterprises, Inc. dba South Coast Peterbilt to General Motors Acceptance Corporation (incorporated herein by reference to Exhibit 10.87 of the Company's Registration Statement No. 333-03346 on Form S-1 filed April
          10, 1996).
10.88.    General Security Agreement dated February 2, 1994 between General Motors Acceptance Corporation and Rush
          Enterprises, Inc. dba South Coast Peterbilt (incorporated herein by reference to Exhibit 10.88 of the
          Company's Registration Statement No. 333-03346 on Form S-1 filed April 10, 1996).
10.89.    Guaranty dated February 2, 1994 between General Motors Acceptance Corporation and Rush Enterprises, Inc. dba
          South Coast Peterbilt (incorporated herein by reference to Exhibit 10.89 of the Company's Registration
          Statement No. 333-03346 on Form S-1 filed April 10, 1996).
10.90.    Real Estate Lien Note dated July 1, 1993, in the principal amount of $1,238,000.00, payable by Rush
          Enterprises, Inc. to Associates Commercial Corporation (incorporated herein by reference to Exhibit 10.90 of the Company's Registration Statement No. 333-03346 on Form S-1 filed April 10, 1996).
10.91.    Promissory Note dated December 7, 1995, in the original principal amount of $1,900,000.00, payable by Rush
          Enterprises, Inc. to General Electric Capital Corporation (incorporated herein by reference to Exhibit 10.91 of the Company's Registration Statement No. 333-03346 on Form S-1 filed April 10, 1996).
10.92.    Aircraft Chattel Mortgage dated December 4, 1995, as amended, between Rush Enterprises, Inc. as Mortgagor and
          General Electric Capital Corporation as Mortgagee (incorporated herein by reference to Exhibit 10.92 of the
          Company's Registration Statement No. 333-03346 on Form S-1 filed April 10, 1996).

10.93.    Individual Guaranty dated December 4, 1995, between General Electric Capital Corporation and Rush Enterprises,
          Inc. (incorporated herein by reference to Exhibit 10.93 of the Company's Registration Statement No. 333-03346
          on Form S-1 filed April 10, 1996).
10.94.    Dealership Purchase Contract dated December 9, 1996 by and among Rush Truck Centers of Colorado, Inc., Rush
          Enterprises, Inc., Denver Peterbilt, Inc., and Greg Lessing. (Filed herewith).
11.1      Computation of pro forma earnings per share.

21.1      Subsidiaries of the Company.


                                                                              Names Under
                                                  State of                  Which Subsidiary
                    Name                       Incorporation                 Does Business
 --------------------------------------      -----------------  ----------------------------------------
 Rush Truck Centers of Texas, Inc.           Delaware           Creative Concepts Advertising Agency
                                                                Hou-Tex Industrial and Truck Supply
                                                                Houston Peterbilt, Inc.
                                                                Laredo Peterbilt, Inc.
                                                                Lufkin Peterbilt, Inc.
                                                                Rush Truck Center
                                                                San Antonio Peterbilt, Inc.
                                                                San Antonio Peterbilt-GMC Truck, Inc.
                                                                Translease
                                                                World Wide Tires
 Rush Truck Centers of Oklahoma, Inc.        Delaware           Oklahoma Trucks, Inc.
                                                                Translease
                                                                Tulsa Trucks, Inc.
 Rush Truck Centers of California, Inc.,     Delaware           South Coast Peterbilt
 Which Will do Business in California as                        Translease
 Complete Rush Truck Centers                                    World Wide Tires

 Rush Truck Centers of Louisiana, Inc.       Delaware           Ark-La-Tex Peterbilt, Inc.
                                                                Translease
 Los Cuernos, Inc.                           Delaware           Los Cuernos Ranch

 Rush Administrative Services, Inc.          Delaware           None

 AiRush, Inc.                                Delaware           None

 Rush Truck Leasing, Inc.                    Delaware           None

 Rush Truck Centers of Colorado, Inc.        Delaware           Rush Truck Centers, Inc.

23.1       Consent of Arthur Andersen LLP
27.1       Financial Data Schedule.