Form 10-Q
period 1997-03-31
RUSH ENTERPRISES INC \TX\
filed 1997-05-15
CIK 1012019

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to ________________________

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

         Indicated below is the number of shares outstanding of the registrant's only class of common stock, as of May 7, 1997.

                                                          Number of
                                                           Shares
             Title of Class                              Outstanding
             --------------                              -----------

      Common Stock, $.01 Par Value                        6,643,730

                    RUSH ENTERPRISES, INC. AND SUBSIDIARIES

                                     INDEX

PART I.  FINANCIAL INFORMATION                                           PAGE

     Item 1.  Financial Statements

         Consolidated Balance Sheets - March 31, 1997 (unaudited) and
         December 31, 1996 (audited) . . . . . . . . . . . . . . . . .     3

         Consolidated Statements of Income - For the Three Months
         Ended March 31, 1997 and 1996 (unaudited) . . . . . . . . . .     4

         Consolidated Statements of Cash Flows - For the Three Months
         Ended March 31, 1997 and 1996 (unaudited) . . . . . . . . . .     5

         Notes to Consolidated Financial Statements  . . . . . . . . .     6

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations  . . . . . . . . . .     8

PART II.  OTHER INFORMATION  . . . . . . . . . . . . . . . . . . . . .    14

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    15

PART I
Item 1.  Financial Statements

                    RUSH ENTERPRISES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                   MARCH 31,    DECEMBER 31,
                                                                     1997          1996
                              ASSETS                              (UNAUDITED)    (AUDITED)
                                                                  -----------   ------------

CURRENT ASSETS:
    Cash and cash equivalents                                       $15,645      $ 21,507
    Accounts receivable, net                                         14,595        23,064
    Inventories                                                      30,226        36,688
    Prepaid expenses and other                                          601         1,503
                                                                    -------      --------

             Total current assets                                    61,067        82,762

PROPERTY AND EQUIPMENT, net                                          23,649        23,222

OTHER ASSETS, net                                                     9,009         3,233
                                                                    -------      --------

             Total assets                                           $93,725      $109,217
                                                                    =======      ========


             LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Floorplan notes payable                                         $25,378      $ 42,228
    Current maturities of long-term debt                              2,132         2,115
    Advances outstanding under lines of credit                           20            20
    Trade accounts payable                                            3,885         5,157
    Accrued expenses                                                  7,229         8,566
                                                                    -------      --------

             Total current liabilities                               38,644        58,086

DEFERRED INCOME TAX LIABILITY, net                                    1,079         1,027

LONG-TERM DEBT, net of current maturities                            16,525        13,412

SHAREHOLDERS' EQUITY:
    Rush Enterprises, Inc., common stock, par value $.01 per
        share; 25,000,000 shares authorized; 6,643,730 and
        3,750,000 outstanding at March 31, 1997 and
        December 31, 1996 respectively                                   66            66
    Additional paid-in capital                                       33,338        33,342
    Retained earnings                                                 4,073         3,284
                                                                    -------      --------

             Total shareholders' equity                              37,477        36,692
                                                                    -------      --------

             Total liabilities and shareholders' equity             $93,725      $109,217
                                                                    =======      ========


       The accompanying notes are an integral part of these consolidated financial statements.

                    RUSH ENTERPRISES, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
             (IN THOUSANDS, EXCEPT EARNINGS PER SHARE - UNAUDITED)


                                                                     THREE MONTHS ENDED
                                                                          MARCH 31,
                                                                     ------------------
                                                                       1997       1996
                                                                      -------   -------
REVENUES:
    New and used truck sales                                          $61,805   $58,133
    Parts and service                                                  16,295    15,351
    Lease and rental                                                    3,208     3,016
    Finance and insurance                                               1,025     1,486
    Other                                                                 579       311
                                                                      -------   -------

              Total revenues                                           82,912    78,297

COST OF PRODUCTS SOLD                                                  69,743    63,514
                                                                      -------   -------

GROSS PROFIT                                                           13,169    14,783

SELLING, GENERAL AND ADMINISTRATIVE                                    10,784    11,812

DEPRECIATION AND AMORTIZATION                                             628       547
                                                                      -------   -------

OPERATING INCOME                                                        1,757     2,424

INTEREST EXPENSE                                                          490       973
                                                                      -------   -------

INCOME  BEFORE INCOME TAXES                                             1,267     1,451

PROVISION FOR INCOME TAXES                                                482     - 0 -
                                                                      -------   -------

NET INCOME                                                            $   785   $ 1,451
                                                                      =======   =======

EARNINGS PER SHARE
     Primary                                                          $   .12
                                                                      =======
     Fully Diluted                                                    $   .12
                                                                      =======

WEIGHTED AVERAGE SHARES OUTSTANDING
     Primary                                                            6,644
                                                                      =======
     Fully Diluted                                                      6,644
                                                                      =======

UNAUDITED PRO FORMA DATA:
    Income from continuing operations before income taxes                       $ 1,451
    Pro forma adjustments to reflect federal and state income taxes                 552
                                                                                -------
    Proforma income after provision for income taxes                            $   899
                                                                                =======

    Pro forma net income per share                                              $   .21
                                                                                =======
    Weighted average shares outstanding used in the pro forma
      net income per share calculation                                            4,699
                                                                                =======



       The accompanying notes are an integral part of these consolidated financial statements.

                    RUSH ENTERPRISES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (IN THOUSANDS - UNAUDITED)


                                                                THREE MONTHS ENDED
                                                                    MARCH 31,
                                                               --------------------
                                                                 1997        1996
                                                               --------     -------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net income from continuing operations                   $    785     $ 1,451
       Adjustments to reconcile net income to cash provided
           by (used in) continuing operations
              Depreciation and amortization                         628         547
              Provision for deferred income tax expense              52         -0-
              Change in receivables                               8,469         137
              Change in inventories                               8,602      (4,920)
              Change in other current assets                        902        (375)
              Change in accounts payable                         (1,272)        656
              Change in accrued liabilities                      (1,416)      1,618
                                                               --------     -------
       Net cash provided by (used in) operating activities       16,750        (886)
                                                               --------     -------
CASH FLOWS FROM INVESTING ACTIVITIES:
       Acquisition of property and equipment                     (2,032)     (2,905)
       Proceeds from the sale of property and equipment           1,141         257
       Acquisitions of dealerships and leasing operations        (7,915)        -0-
       Change in other assets                                       (86)         66
                                                               --------     -------
       Net cash used in investing activities                     (8,892)     (2,582)
                                                               --------     -------
CASH FLOWS FROM FINANCING ACTIVITIES:
       Proceeds from notes payable                                4,692       1,647
       Principal payments on notes payable                       (1,562)     (1,440)
       Draws (payments) on floor plan financing, net            (16,850)      3,567
       Draws on line of credit, net                                 -0-          10
       Dividends paid                                               -0-        (705)
                                                               --------     -------
       Net cash provided by (used in) financing activities      (13,720)      3,079
                                                               --------     -------
NET INCREASE (DECREASE) IN CASH
       AND CASH EQUIVALENTS                                      (5,862)       (389)
CASH AND CASH EQUIVALENTS -  BEGINNING OF YEAR                   21,507       2,149
                                                               --------     -------
CASH AND CASH EQUIVALENTS - END OF PERIOD                      $ 15,645     $ 1,760
                                                               ========     =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
       INFORMATION:
       Cash paid during year for interest                      $    937     $   973
                                                               ========     =======
       Cash paid during year for taxes                         $      0     $     0
                                                               ========     =======


       The accompanying notes are an integral part of these consolidated financial statements

                    RUSH ENTERPRISES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1 - PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

         The interim consolidated financial statements included herein have been prepared by Rush Enterprises, Inc. and subsidiaries (collectively referred to as the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). All adjustments have been made to the accompanying interim consolidated financial statements which are, in the opinion of the Company's management, necessary for a fair presentation of the Company's operating results. All adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is recommended that these interim consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's form 10-K for the year ended December 31, 1996. Certain prior period amounts have been reclassified for comparative purposes.

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

3 - PRO FORMA INFORMATION (UNAUDITED)

         Pro forma income from continuing operations and pro forma income from continuing operations per share for the three months ended March 31, 1996, have been determined assuming that the Company had been taxed as a C corporation for federal and certain state income tax purposes for such periods.

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

4 - ACQUISITIONS

         In March 1997 the Company acquired certain assets of Denver Peterbilt, Inc. for approximately $7.9 million. The acquisition was accounted for as a purchase. The results of operations have been included in the Company's financial statements since the date of acquisition.

5 - COMMITMENTS AND CONTINGENCIES

         The Company is contingently liable to finance contracts for the notes sold to such finance companies related to the sale of trucks. The Company's recourse liability related to sold finance contracts is limited to 15 to 25 percent of the outstanding amount of each note sold to the finance company with the aggregate recourse liability for 1997 being limited to $600,000.

         The Company provides an allowance for repossession losses and early repayment penalties.

         The Company is involved in various claims and legal actions arising in the ordinary course of business. The Company believes it is unlikely that the final outcome of any of the claims or proceedings to which to Company is a party would have a material adverse effect on the Company's financial position or results of operations, however, due to the inherent uncertainty of litigation, there can be no assurance that the resolution of any particular claim or proceeding would not have a material adverse effect on the Company's results of operations for the fiscal period in which such resolution occurred.

         The Company has consulting agreements with individuals for an aggregate monthly payment of $15,725. The agreements expire in 1999 through 2001.

         1.  PART I

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Certain statements contained in this quarterly report on Form 10-Q, including statements regarding the anticipated development and expansion of the Company's business, expenditures, the intent, belief or current expectations of the Company, its directors or its officers, primarily with respect to the future operating performance of the Company and other statements contained herein regarding matters that are not historical facts, are "forward-looking" statements (as such term is defined in the Private Securities Litigation Reform Act of 1995). Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, but are not limited to, those discussed in other filings made by the Company with the Securities and Exchange Commission, including the factors set forth in the Company's registration statement on Form S-1 (registration statement #333-03346).

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

         In March 1997, the Company acquired the assets of Denver Peterbilt, Inc., which consisted of full service Peterbilt dealerships in Denver and Greeley, Colorado.

RESULTS OF OPERATIONS

         The following discussion and analysis includes the Company's historical results of operations for the three months ended March 31, 1996 and 1997.

The following table sets forth for the periods indicated certain financial data as a percentage of total revenues:


                                                        Three Months
                                                       Ended March 31,
                                                     -------------------
                                                      1997        1996
                                                     ------      -------
New and used truck sales .....................         74.5%       74.2%
Parts and service ............................         19.6        19.2
Lease and rental .............................          3.9         3.9
Finance and insurance ........................          1.2         1.9
Other ........................................           .8          .4
                                                     ------      ------
Total revenues ...............................        100.0       100.0
Cost of products sold ........................         84.1        81.1
                                                     ------      ------
Gross profit .................................         15.9        18.9
Selling, general and administrative expenses .         13.0        15.1
Depreciation and amortization ................           .8          .7
                                                     ------      ------
Operating income .............................          2.1         3.1
Interest expense .............................           .5         1.2
                                                     ------      ------
Income before income taxes ...................          1.6         1.9
Provision for income taxes(1) ................           .7          .7
                                                     ------      ------
Net income(1) ................................           .9%        1.2%


(1) Pro forma income assuming the Company had been taxed as a C corporation during 1996.

THREE MONTHS ENDED MARCH 31, 1997 COMPARED TO THREE MONTHS ENDED MARCH 31, 1996

Revenues

         Revenues increased by approximately $4.6 million, or 5.9%, from $78.3 million to $82.9 million from the first quarter of 1996 to the first quarter of 1997. Sales of new and used trucks increased by approximately $3.7 million, or 6.3%, from $58.1 million to $61.8 million from the first quarter of 1996 to the first quarter of 1997. Unit sales of new and used trucks increased by 6.5% and 27.5%, respectively, from the first quarter of 1996 to the first quarter of 1997, while new truck average revenue per unit decreased by 5.1% and used truck average revenue per unit increased by 4.3%. Average new truck prices and used truck prices increased due to a change in product mix.

         Parts and service sales increased by approximately $950,000, or 6.1%, from $15.4 million to $16.3 million. The increase was due to growth ranging from 12.4% to 14.1% at the Company's Texas, Oklahoma and Louisiana dealerships, offset by an 8.5% decrease at the Company's California dealerships.

         Lease and rental revenues increased by approximately $192,000, or 6.4% from $3.0 million to $3.2 million. The increase was due to growth of 21.0% at the Company's California operations, offset by a decrease of 13.0% at the Texas locations. The Company's Oklahoma location grew 4.0%

         Finance and insurance revenues decreased by approximately $461,000, or 31.0%, from $1.5 million to $1.0 million from the first quarter of 1996 to the first quarter of 1997. The majority of the decrease resulted from increased competition coupled with higher borrowing costs. Finance and insurance revenues have limited direct costs and, therefore, contribute a disproportionate share of operating profits.

Gross Profit

         Gross profit decreased by approximately $1.6 million, or 10.9%, from $14.8 million to $13.2 million from the first quarter of 1996 to the first quarter of 1997. Gross profit as a percentage of sales decreased from 18.9% to 15.9% from the first quarter of 1996 to the first quarter of 1997. The net decrease in gross margins resulted from lower gross margins on truck sales and less finance and insurance revenues, offset by higher gross margins from parts, service and body shop operations.

Selling, General and Administrative Expenses

         Selling, general and administrative expenses decreased by approximately $1.0 million, from $11.8 million to $10.8 million, or 8.7%, from the first quarter of 1996 to the first quarter of 1997. The majority of the decrease resulted from a decrease in truck sales commissions. Selling, general and administrative expenses as a percent of revenue were 15.1% for the first quarter of 1996 and 13.0% for the same quarter of 1996.

Interest Expense

         Interest expense decreased by approximately $483,000 from $973,000 to $490,000, or 49.6%, from the first quarter of 1996 to the first quarter of 1997, primarily as the result of decreased levels of indebtedness due to the Company's initial public offering on June 7, 1996.

Income before Income Taxes

         Income before income taxes decreased by $184,000, or 12.7% from $1.5 million to $1.3 million from the first quarter of 1996 to the first quarter of 1997, as a result of the factors described above.

Income Taxes

         As a result of the Company's initial public offering and termination of its subchapter S tax status, the Company incurred $482,000 of income taxes during the first quarter of 1997. The Company has provided for taxes at a 38% effective rate.

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

         As a result of the initial public offering, working capital levels have generally increased. At March 31, 1997, the Company had working capital of approximately $22.4 million, including $15.6 million in cash and cash equivalents, $14.6 million in accounts receivable and $30.2 million in inventories, less $11.1 million of accounts payable and accrued expenses, $2.1 million of current maturities on long-term debt and $25.4 million outstanding under floor plan financing. The aggregate maximum borrowing limits under working capital lines of credit with various commercial banks are approximately $6.0 million. The Company's floor plan agreements with its primary lender limit the aggregate amount of borrowings based on the number of new and used trucks.

         For the first three months of 1996, operating activities resulted in net cash used in operations of approximately $886,000. The use of cash in operations was primarily due to higher levels of inventories.

         During the first three months of 1996, the Company used $2.6 million of net cash in investing activities, as net capital expenditures of $2.9 million were primarily offset by the proceeds from the sale of property and equipment of $300,000.

         Net cash generated from financing activities in the first three months of 1996 amounted to $3.1 million. Proceeds from additional floor plan financing and increased notes payable more than offset dividends paid to the former S corporation shareholder and principal payments on notes payable.

         For the first three months of 1997, operating activities generated $16.8 million of cash. Net income of $785,000, a decrease in accounts receivable, inventories and other assets, coupled with provisions for depreciation, amortization, and deferred taxes totaling $19.4 million more than offset decreases in accounts payable and accrued liabilities of $2.7 million.

         During the first three months of 1997, the Company used $8.9 million for investing activities, primarily related to the acquisition of Denver Peterbilt, Inc..

         For the first three months of 1997, net cash used in financing activities amounted to $13.7 million. Payments on floor plan financing and principal payments on notes payable more than offset the increase in notes payable.

         Substantially all of the Company's truck purchases from PACCAR are made on terms requiring payment within 15 days or less form the date of shipment of the trucks from the factory. The Company finances all, or substantially all, of the purchase price of its new truck inventory, and 75% of the loan value of its used truck inventory, under a floor plan arrangement with GMAC under which GMAC pays PACCAR directly with respect to new trucks. The company makes monthly interest payments on the amount financed but is not required to commence loan principal repayments prior to sale of new vehicles to GMAC for a period of 12 months and for used vehicles for a period of three months. At March 31, 1997, the Company had $25.4 million outstanding under its floor plan financing arrangement with GMAC. GMAC permits the Company to earn, for up to 75% of the amount borrowed under its floor plan financing arrangement with GMAC, interest at the prime rate on overnight funds deposited by the Company with GMAC.

Backlogs

         The Company enters firm orders into its backlog at the time the order is received. Customer orders are typically filled in 75 to 90 days and customers normally place orders on that basis. However, certain customers, including fleets and governments, typically place orders six months to one year in advance of their desired delivery date. The Company in the past has typically allowed customers to cancel orders at any time prior to delivery, and the Company's level of cancellations is affected by general economic conditions, economic recessions and customer business cycles. As a percentage of orders, cancellations historically have ranged from 5% to 12% of annual order volume. The Company's backlogs as of March 31, 1996 and 1997, were approximately $95.0 million and $75.0 million, respectively.

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

Effects of Inflation

         The Company believes that the relatively moderate inflation over the last few years has not had a significant impact on the Company's revenue or profitability. The company does not expect inflation to have any near-term material effect on the sales of its products, although there can be no assurance that such an effect will not occur in the future

PART II.  OTHER INFORMATION

         Item 1.  Legal Proceedings

                  Not Applicable

         Item 2.  Changes in Securities

                  Not Applicable

         Item 3.  Defaults upon Senior Securities

                  Not Applicable

         Item 4.  Submission of Matters to a Vote of Security Holders

                  Not Applicable

         Item 5.  Other Information

                  Not Applicable

         Item 6.  Exhibits and Reports on Form 8-K

                  a)  Exhibits

                       Exhibit
                       Number
                       ------

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

                                      RUSH ENTERPRISES, INC.



Date:    May 13, 1997                 By: /s/ W. MARVIN RUSH
                                         ------------------------------------
                                      Name:  W. Marvin Rush
                                      Title: Chairman and Chief Executive
                                             Officer (Principal Executive
                                             Officer)

Date:    May 13, 1997                 By: /s/ Martin A. Naegelin, Jr.
                                         ------------------------------------
                                      Name:  Martin A. Naegelin, Jr.
                                      Title: Vice President and Chief
                                             Financial Officer
                                             (Principal Financial and
                                             Accounting Officer)

                               INDEX TO EXHIBITS

 EXHIBIT
 NUMBER                 DESCRIPTION
 -------                -----------

  11.1       Computation of pro forma earnings per share

  27.1       Financial data schedule