Form 10-K/A
period 1996-12-31
RUSH ENTERPRISES INC \TX\
filed 1997-06-25
CIK 1012019

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-K/A
                               AMENDMENT NO. 1

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1996

                        Commission file number 0-20797

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

         The undersigned registrant hereby amends the facing page and the following items: Item 1, Item 7 and Item 8, as set forth in the pages attached hereto.

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

GENERAL

 Founded in 1965, Rush Enterprises operates a regional network of truck centers that provide an integrated one-stop source for the trucking needs of its customers, including retail sales of new Peterbilt and used heavy-duty trucks; after-market parts, service and body shop facilities; and a wide array of financial services, including the financing of new and used truck purchases, insurance products and truck leasing and rentals. The Company's truck centers are strategically located in high truck traffic areas on or near major highways in Texas, California, Oklahoma, Colorado and Louisiana. The Company is the largest Peterbilt truck dealer in North America based on unit sales, representing approximately 14.0% of all new Peterbilt truck sales in 1996, and is the sole authorized vendor for new Peterbilt trucks and replacement parts in its market areas. The Company was named Peterbilt Dealer of the Year for North America for the 1993-1994 year. The criteria used to determine the recipients of this award include, among others, image, customer satisfaction, sales activity and profitability.

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

         Expansion in Existing and New Territories. Since 1990, the Company has opened five facilities in its existing and new territories. As part of its expansion strategy, the Company intends to continue to open both full-service and parts/service truck centers to enhance market coverage in its existing territories and to enter newly appointed territories. In identifying new areas for expansion and acquisition, the primary focus of the Company is the market's historic level of new heavy-duty truck registrations, customer buying trends and the availability of suitable facilities. By approximately mid 1997 to late 1998, management plans to open a full-service truck center in the Texas Rio Grande Valley area, at an approximated cost of $2.0 million, relocate and expand its existing parts/service facilities in Southern California into a full service dealership, at an approximated cost of $1.5 million, expand an existing full service dealership in Southern California, at an approximated cost of $500,000, relocate and expand its Houston, Texas dealership, at an approximated cost of $4.0 million, and open leasing locations in Denver, Colorado and San Antonio, Texas, at an approximated cost of $4.0 million.

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

         New and Used Truck Financing. Each new and used truck customer is directed by the Company's truck sales staff to the Company's financial services sales personnel. The Company, through Associates, the largest third-party provider of heavy-duty truck financing in North

America, and PACCAR Financial, financed approximately $76.4 million of new and used truck purchases by customers in 1996, an increase of 43.6% from the $53.2 million financed in 1995. The Company is one of the largest originators of Class 8 heavy-duty truck loans for Associates based on aggregate dollar amount financed. At times, the Company also acts as a broker, matching truck purchasers with alternative financing sources in exchange for a fee that is determined on a case-by-case basis.

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

         Truck Leasing and Rental. The Company engages in full-service Peterbilt truck leasing under the PacLease trade name at five of its locations. Under the terms of a full-service lease, all parts sales, service and maintenance for the lease or rental trucks is performed at the Company's facilities. The Company has increased its lease and rental fleet from less than 100 trucks in 1993 to approximately 559 trucks at December 31, 1996. The Company owns approximately 11.0% of its lease and rental fleet, and approximately 89.0% of the fleet is leased from PACCAR. The Company was named PacLease Western Region Franchise of the Year in 1995 and Midwest Region Franchise of the Year in 1996. The criteria used to determine the recipients of this award include, among others, image, customer satisfaction, rental utilization and profitablilty.

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

         The Company believes that the termination of its dealership agreements with PACCAR would have a material adverse effect on its business, financial condition and results of operation.

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

         The Company believes that the termination of the Volvo Agreement will not have a material adverse effect on its business, financial condition or results of operations.

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
                                                                          ====        ====       ====

FISCAL YEAR ENDED DECEMBER 31, 1996 COMPARED WITH FISCAL YEAR ENDED DECEMBER 31, 1995.

Revenues

         Revenues increased by approximately $82.0 million, or 31.4%, from $261.6 million to $343.7 million from 1995 to 1996. This increase was attributable to gains achieved from each of the Company's revenue categories, with approximately $61.5 million resulting from the acquisition of the Company's Oklahoma facilities in December 1995.

         Sales of new and used trucks increased by approximately $65.7 million, or 34.0%, from $192.9 million to $258.6 million from 1995 to 1996. Unit sales of new and used trucks increased by 26.9% and 18.9%, respectively. The average selling price of new trucks increased by 5.0% while used truck average selling prices increased by 15.9%. Approximately $48.7 million of such increase is attributable to the acquisition of the Oklahoma facilities in December 1995, with the remainder resulting from increased activity at the Company's other locations. New truck and used truck prices increased due to product mix and increased market demand.

         Parts and service sales increased by approximately $11.1 million, or 20.9%, from $53.4 million to $64.5 million from 1995 to 1996, with the inclusion of the Oklahoma operations accounting for approximately $9.6 million of the increase.

         Lease and rental revenues increased by approximately $3.4 million, or 33.5%, from $10.1 million to $13.4 million from 1995 to 1996, with approximately $2.4 million resulting from the acquisition of the Company's Oklahoma facilities in December 1995.

         Finance and insurance revenues increased by approximately $1.9 million, or 47.1%, from $4.0 million to $5.9 million from 1995 to 1996, with approximately $800,000 in growth resulting from the acquisition of the Company's Oklahoma operations in December 1995 and the remaining $1.1 million resulting from growth in the Company's existing operations.

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

Selling, General and Administrative Expenses

         Selling, general and administrative expenses increased by approximately $9.3 million, or 29.8%, from $31.2 million to $40.6 million from 1995 to 1996, primarily as a result of expenses associated with the Oklahoma operations. The balance of the increase resulted from variable expense increases associated with higher revenues. As a percentage of revenues, selling, general and administrative expenses decreased from 11.9% to 11.8%, respectively, primarily due to the spreading of fixed costs over a larger base of sales.

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

         At December 31, 1996, the Company had working capital of approximately $24.7 million, including, among other things, $21.5 million in cash and cash equivalents, $23.1 million in accounts receivable and $36.7 million in inventories, offset by $5.2 million of accounts payable, $8.6 million of accrued expenses and $42.2 million outstanding under floor plan financing. The aggregate maximum borrowing limits under working capital lines of credit with its primary lender are approximately $6.0 million. The Company's floor plan agreements with its primary lender limit the aggregate amount of borrowings based on the number of new and used trucks. As of December 31, 1996, the Company's floor plan arrangements permit the financing of up to 888 new trucks and 349 used trucks.

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
                                     =======

14. STOCK OPTIONS AND STOCK PURCHASE WARRANTS:

In October 1995, Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), was issued. SFAS 123 defines a fair value based method of accounting for employee stock options or similar equity instruments and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. Under the fair value based method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period of the award, which is usually the vesting period. However, SFAS 123 also allows entities to continue to measure compensation costs for employee stock compensation plans using the intrinsic value method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25). The Company has adopted SFAS 123 effective January 1, 1996, and has elected to remain with the accounting prescribed by APB 25. The Company has not presented the pro forma information required by SFAS 123 as the pro forma net income and net income per share would not have been materially different than actual results. As of December 31, 1996, there were no options outstanding under the Company's Incentive Plan (as hereinafter defined).

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

                     RUSH ENTERPRISES, INC.

                     By:  /s/ W. MARVIN RUSH                Date: June 25, 1997
                        ------------------------------
                        W. Marvin Rush
                        Chairman and Chief Executive
                        Officer