Form 10-Q/A
period 1997-03-31
RUSH ENTERPRISES INC \TX\
filed 1997-06-25
CIK 1012019

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10-Q/A
                               AMENDMENT NO. 1

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

         The undersigned registrant hereby amends the facing page and Item 2, as set forth in the pages attached hereto.

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

         As a result of the initial public offering, working capital levels have generally increased. At March 31, 1997, the Company had working capital of approximately $22.4 million, including, among other things, $15.6 million in cash and cash equivalents, $600,000 in prepaid expenses, $14.6 million in accounts receivable and $30.2 million in inventories, less $11.1 million of accounts payable and accrued expenses, $2.1 million of current maturities on long-term debt and $25.4 million outstanding under floor plan financing. The aggregate maximum borrowing limits under working capital lines of credit with various commercial banks are approximately $6.0 million. The Company's floor plan agreements with its primary lender limit the aggregate amount of borrowings based on the number of new and used trucks.

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

                                      RUSH ENTERPRISES, INC.



Date:   June 25, 1997                 By: /s/ W. MARVIN RUSH
                                         ------------------------------------
                                      Name:  W. Marvin Rush
                                      Title: Chairman and Chief Executive
                                             Officer (Principal Executive
                                             Officer)

Date:   June 25, 1997                 By: /s/ Martin A. Naegelin, Jr.
                                         ------------------------------------
                                      Name:  Martin A. Naegelin, Jr.
                                      Title: Vice President and Chief
                                             Financial Officer
                                             (Principal Financial and
                                             Accounting Officer)