Form 10-Q
period 1997-06-30
RUSH ENTERPRISES INC \TX\
filed 1997-08-14
CIK 1012019

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
 (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

                                       OR

(   )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from                       to
                                --------------------     ---------------------

                         Commission file number 0-20797

                          ---------------------------

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

                                 Yes  X  No
                                     ---    ---
                            ----------------------

         Indicated below is the number of shares outstanding of the registrant's only class of common stock, as of August 8, 1997.

                                                             Number of
                                                               Shares
       Title of Class                                       Outstanding
       --------------                                       -----------
Common Stock, $.01 Par Value                                  6,643,730

                    RUSH ENTERPRISES, INC. AND SUBSIDIARIES

                                     INDEX


PART I.  FINANCIAL INFORMATION                                                          PAGE

Item 1.  Financial Statements

    Consolidated Balance Sheets - June 30, 1997 (unaudited) and
    December 31, 1996 (audited) . . . . . . . . . . . .  . . .  . . . .  . . . . .  . .   3

    Consolidated Statements of Income - For the Three and Six Months
    Ended June 30, 1997 and 1996 (unaudited) . . . . . . . . . . . . . . . . . . . . .    4

    Consolidated Statements of Cash Flows - For the Six Months Ended
    June 30, 1997 and 1996 (unaudited). . . . . . . . . . . . . . . . . . . . . . . . .   5

     Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . .   6

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations . . . . . . . . . . . . . . . . . . . . . . . . . .  8

PART II.  OTHER INFORMATION  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  14

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  16


                    RUSH ENTERPRISES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                     JUNE 30,   DECEMBER 31,
                                                                                       1997        1996
                              ASSETS                                               (UNAUDITED)   (AUDITED)
                                                                                    --------     --------
CURRENT ASSETS:

       Cash and cash equivalents                                                    $ 15,142     $ 21,507
       Accounts receivable, net                                                       18,169       23,064
       Inventories                                                                    34,551       36,688
       Prepaid expenses and other                                                        579        1,503
                                                                                    --------     --------
             Total current assets                                                     68,441       82,762

PROPERTY AND EQUIPMENT, net                                                           25,219       23,222

OTHER ASSETS, net                                                                      8,934        3,233
                                                                                    --------     --------
             Total assets                                                           $102,594     $109,217
                                                                                    ========     ========
               LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
       Floorplan notes payable                                                      $ 32,809     $ 42,228
       Current maturities of long-term debt                                            7,471        2,115
       Advances outstanding under lines of credit                                         20           20
       Trade accounts payable                                                          6,053        5,157
       Accrued expenses                                                                4,658        8,566
                                                                                    --------     --------
             Total current liabilities                                                51,011       58,086

DEFERRED INCOME TAX LIABILITY, net                                                     1,122        1,027

LONG-TERM DEBT, net of current maturities                                             11,987       13,412

SHAREHOLDERS' EQUITY

       Rush Enterprises, Inc., common stock, par value $.01 per share;                    66           66
       25,000,000 shares authorized; 6,643,730 outstanding at June 30, 1997 and
       December 31, 1996
       Additional paid-in-capital                                                     33,342       33,342
       Retained earnings                                                               5,066        3,284
                                                                                    --------     --------
             Total shareholders' equity                                               38,474       36,692
                                                                                    --------     --------
             Total liabilities and shareholders' equity                             $102,594     $109,217
                                                                                    ========     ========


The accompanying notes are an integral part of these consolidated financial statements.

                    RUSH ENTERPRISES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
             (IN THOUSANDS, EXCEPT EARNINGS PER SHARE - UNAUDITED)

                                              THREE MONTHS ENDED       SIX MONTHS ENDED
                                                   JUNE 30,                JUNE 30,
                                            --------------------   ------------------------
                                               1997     1996          1997          1996
                                            ---------   --------   ------------  ----------
REVENUES:
     New and used truck sales               $71,831     $ 63,190     $133,636     $121,323
     Parts and service                       19,051       16,174       35,346       31,951
     Lease and rental                         3,448        3,468        6,656        6,636
     Finance and insurance                    1,056        1,389        2,081        2,875
     Other                                      965          386          388          698
                                            -------     --------     --------     --------
                         Total revenues      95,772       84,609      178,684      163,483

COST OF PRODUCTS SOLD                        81,301       71,061      151,044      135,061
                                            -------     --------     --------     --------
GROSS PROFIT                                 14,471       13,548       27,640       28,422

SELLING, GENERAL AND ADMINISTRATIVE          11,716        9,882       22,500       21,784

DEPRECIATION AND AMORTIZATION                   715          588        1,343        1,134
                                            -------     --------     --------     --------
OPERATING INCOME                              2,040        3,078        3,797        5,504

INTEREST EXPENSE                                433        1,072          923        2,046
                                            -------     --------     --------     --------
INCOME BEFORE INCOME TAXES                    1,607        2,006        2,874        3,458

PROVISION FOR INCOME TAXES                      610          400        1,092          400
                                            -------     --------     --------     --------
NET INCOME                                  $   997     $  1,606     $  1,782     $  3,058
                                            =======     ========     ========     ========
EARNINGS PER SHARE

     Primary                                $  0.15                  $   0.27
                                            =======                  ========
     Fully Diluted                          $  0.15                  $   0.27
                                            =======                  ========
WEIGHTED AVERAGE SHARES OUTSTANDING
     Primary                                  6,644                     6,644
                                            =======                  ========
     Fully Diluted                            6,644                     6,644
                                            =======                  ========
UNAUDITED PRO FORMA DATA:

     Income before income taxes
                                                        $ 2,006                    $ 3,458
     Pro forma adjustments to reflect federal and
     state income taxes                                     762                      1,314
                                                        -------                    -------
     Pro forma income after provision for income
     taxes                                              $ 1,244                      2,144
                                                        =======                    =======
     Pro forma income per share                         $  0.26                    $  0.47
                                                        =======                    =======
     Weighted average shares outstanding used in
     the pro forma net income per share calculation       4,758                      4,528
                                                        =======                    =======



The accompanying notes are an integral part of these consolidated financial statements.

                    RUSH ENTERPRISES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (IN THOUSANDS - UNAUDITED)

                                                                SIX MONTHS ENDED
                                                                    JUNE 30,
                                                              ----------------------
                                                                1997          1996
                                                              --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                               $  1,782      $  3,058
     Adjustments to reconcile net income to cash provided
        by (used in) continuing operations
         Depreciation and amortization                           1,343         1,134
         Gain on sale of property and equipment                    (84)           --
         Provision for deferred income tax expense                  95           325
         Change in accounts receivable                           4,895         1,847
         Change in inventories                                   4,277        (2,744)
         Change in prepaid expenses and other current
         assets                                                    924           (55)
         Change in accounts payable                                896          (572)
         Change in accrued expenses                             (3,987)       (1,701)
                                                              --------      --------
     Net cash provided by operating activities                  10,141         1,292
CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisition of property and equipment                      (4,292)       (4,601)
     Proceeds from the sale of property and equipment            1,297           554
     Acquisitions of dealerships and leasing operations         (7,915)           --
     Changes in other assets                                      (108)         (258)
                                                              --------      --------
     Net cash used in investing activities                     (11,018)       (4,305)
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from the sale of common stock                         --        31,303
     Proceeds from notes payable                                 5,998         2,643
     Principal payments on notes payable                        (2,067)       (2,278)
     Draws (payments) on floor plan financing, net              (9,419)          308
     Draws on line of credit, net                                   --           (10)
     Dividends paid                                                 --        (9,555)
                                                              --------      --------
     Net cash (used in) provided by  financing activities       (5,488)       22,411
NET (DECREASE) INCREASE  IN CASH
     AND CASH EQUIVALENTS                                       (6,365)       19,398
CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR                   21,507         2,149
                                                              --------      --------
CASH AND CASH EQUIVALENTS - END OF PERIOD                     $ 15,142      $ 21,547
                                                              ========      ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
     INFORMATION:
     Cash  paid during year for interest                      $    945      $  2,034
                                                              ========      ========
     Cash paid during year for taxes                          $    650      $      -
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

                    RUSH ENTERPRISES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1 - PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

         The interim consolidated financial statements included herein have been prepared by Rush Enterprises, Inc. and subsidiaries (collectively referred to as the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). All adjustments have been made to the accompanying interim consolidated financial statements which are, in the opinion of the Company's management, necessary for a fair presentation of the Company's operating results. All adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is recommended that these interim consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's form 10-K. Certain prior period amounts have been reclassified for comparative purposes.

2 - CORPORATE REORGANIZATION AND COMMON STOCK OFFERING

         The Company successfully completed an initial public offering (the Offering) of 2,875,000 common shares on June 12, 1996. As part of this transaction, the Company terminated its S corporation federal tax election and was subject to federal and certain state income taxes from that date forward. On June 12, 1996 the Company paid the S Corporation shareholder approximately $6,000,000 million representing the undistributed accumulated earnings of the S Corporation prior to June 12, 1996.

         Following the Offering there were 6,625,000 common shares outstanding, including 3,750,000 owned by the shareholder of the predecessor S Corporation.

         As part of the reorganization, the Company acquired a managing general agent (the "MGA"), as a wholly-owned subsidiary, to manage all of the operations of Associated Acceptance, Inc. ("AA"). The MGA is responsible for funding the operations of AA, directing the use of AA's assets, and incurring liabilities on AA's behalf in exchange for the MGA receiving any and all net income of AA. W. Marvin Rush, the sole shareholder of AA, is prohibited from the sale or transfer of the capital stock of AA under the MGA agreement, except as designated by the Company. Therefore, the financial position and operations of AA have been included as part of the Company's consolidated financial position and results of operations.

3 - PRO FORMA INFORMATION (UNAUDITED)

         Pro forma income from continuing operations and pro forma income per share for the three and six month periods ended June 30, 1996, have been determined assuming that the Company had been taxed as a C corporation for federal and certain state income tax purposes for such periods.

         Pro forma income per share had been computed using the weighted average number of common shares outstanding of Rush Enterprises, Inc. Weighted average common shares for all periods presented prior to the Offering have been increased by 547,400 shares to reflect the number of shares that would have to have been sold at the offering price per share to repay an approximate $6,000,000 distribution of undistributed S corporation earnings.

4 - COMMITMENTS AND CONTINGENCIES

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

5 - SUBSEQUENT EVENTS

         In July of 1997, the Company announced the formation of a new construction equipment division, Rush Equipment Centers, Inc. Concurrently, the company entered into a letter of intent with C. Jim Stewart & Stevenson, Inc. to purchase the assets of its John Deere dealership in the Texas gulf coast territory. The acquisition, subject to regulatory approval, the approval of John Deere Construction Equipment Company and the signing of a definitive purchase agreement, is expected to close on or about September 30, 1997.

6 - NEW ACCOUNTING PRONOUNCEMENTS

         In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which requires that certain items currently reported in stockholders' equity, such as foreign currency translation adjustments and gains and losses on certain securities, be shown in a financial statement, displayed as prominently as other financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997 and requires reclassification of earlier financial statements for comparative purposes. Management of the Company does not anticipate the adoption of SFAS No. 130 will have a material impact on the Company's financial position or results of operations.

         In June 1997, The FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which requires the disclosure of segment data based on how management makes decisions about allocating resources to segments and measuring their performance. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues and about its major customers. SFAS No. 131 supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise," and is effective for fiscal years beginning after December 15, 1997. Management of the Company does not anticipate the adoption of SFAS No. 131 will have a material impact on the Company's financial position or results of operations.

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

RESULTS OF OPERATIONS

         The following discussion and analysis includes the Company's historical results of operations for the three months and six months ended June 30, 1997 and 1996.

The following table sets forth for the periods indicated certain financial data as a percentage of total revenues:

                                                        THREE MONTHS ENDED                SIX MONTHS ENDED
                                                             JUNE 30,                         JUNE 30,
                                                    ----------------------------     ---------------------------
                                                       1997             1996            1997            1996
                                                    ------------     -----------     -----------     -----------
     New and used truck sales                              75.0%           74.7%           74.5%           74.2%
     Parts and service                                     19.9            19.1            19.7            19.5
     Lease and rental                                       3.6             4.1             3.7             4.1
     Finance and insurance                                  1.1             1.6             1.2             1.8
     Other                                                  0.4             0.5             0.9             0.4
                                                    ------------     -----------     -----------     -----------
                     Total revenues                       100.0           100.0           100.0           100.0

     Cost of products sold                                 84.9            84.0            84.5            82.6
                                                    ------------     -----------     -----------     -----------
     Gross profit                                          15.1            16.0            15.5            17.4
     Selling, general and administrative expenses          12.2            11.7            12.5            13.3
     Depreciation and amortization                          0.7             0.7             0.7             0.7
                                                    ------------     -----------     -----------     -----------
     Operating income                                       2.2             3.6             2.3             3.4
     Interest expense                                       0.5             1.3             0.5             1.3
                                                    ------------     -----------     -----------     -----------
     Income before income taxes                             1.7             2.3             1.8             2.1
     Provision for income taxes (1)                         0.6             0.9             0.6             0.8
                                                    ------------     -----------     -----------     -----------
     Net income (1)                                         1.1%            1.4%            1.2%            1.3%
                                                    ------------     -----------     -----------     -----------

(1) Pro forma income assuming the Company had been taxed as a C corporation during 1996.



THREE MONTHS ENDED JUNE 30, 1997 COMPARED TO THREE MONTHS ENDED JUNE 30, 1996

Revenues

         Revenues increased by approximately $11.1 million, or 13.1%, from $84.6 million to $95.7 million from the second quarter of 1996 to the second quarter of 1997. Sales of new and used trucks increased by approximately $8.6 million, or 13.6%, from $63.2 million to $71.8 million from the second quarter of 1996 to the second quarter of 1997. Unit sales of new and used trucks increased by 8.7% and 37.7%, respectively, from the second quarter of 1996 to the second quarter of 1997, while new truck average revenue per unit decreased by 0 .6% and used truck average revenue per unit decreased by 6.5%. Average used truck prices decreased due to a change in product mix.

         Parts and service sales increased by approximately $2.9 million, or 17.9%, from $16.2 million to $19.1 million. The increase was due to the acquisition of the Colorado parts and service operations in March of 1997, and internal growth rates in existing locations of 11.1%.

         Lease and rental revenues decreased by approximately $20,000, or .6% from $3.47 million to $3.45 million. The decrease was due to growth of 8.9% at the Company's California operations, offset by a decreases of 1.6% and 7.9% at the Texas and Oklahoma locations, respectively.

         Finance and insurance revenues decreased by approximately $333,000, or 24.0%, from $1.4 million to $1.1 million from the second quarter of 1996 to the second quarter of 1997. The majority of the decrease resulted from increased competition coupled with higher borrowing costs. Finance and insurance revenues have limited direct costs and, therefore, contribute a disproportionate share of operating profits.

Gross Profit

         Gross profit increased by approximately $923,000, or 6.8%, from $13.6 million to $14.5 million from the second quarter of 1996 to the second quarter of 1997. Gross profit as a percentage of sales decreased from 16.0% to 15.1% from the second quarter of 1996 to the second quarter of 1997. The net decrease in gross profit as a percentage of sales resulted from the decrease in finance revenues, coupled with slight decreases in parts and service margins in the California operations. The net decrease in gross profit was offset by improved margins on new and used truck sales of .72% and .48%, respectively.

Selling, General and Administrative Expenses

         Selling, general and administrative expenses increased by approximately $1.8 million, from $9.9 million to $11.7 million, or 18.2%, from the second quarter of 1996 to the second quarter of 1997. The majority of the increase, or $987,000, was attributable to the inclusion of the Colorado locations. The remaining increase resulted from an increase in truck sales commissions and increases in executive salaries pursuant to the initial public offering. Selling, general and administrative expenses as a percent of revenue were 11.7% for the second quarter of 1996 and 12.2% for the same quarter of 1997.

Interest Expense

         Interest expense decreased by approximately $639,000 from $1,072,000 to $433,000, or 59.6%, from the second quarter of 1996 to the second quarter of 1997, primarily as the result of decreased levels of indebtedness due to the Company's initial public offering on June 7, 1996.

Income before Income Taxes

         Income before income taxes decreased by $399,000, or 19.9% from $2.0 million to $1.6 million from the second quarter of 1996 to the second quarter of 1997, as a result of the factors described above.

Income Taxes

         As a result of the Company's initial public offering and termination of its subchapter S tax status, the Company incurred $610,000 of income taxes during the second quarter of 1997. The Company has provided for taxes at a 38% effective rate.

SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO SIX MONTHS ENDED JUNE 30, 1996

Revenues

         Revenues increased by approximately $15.2 million, or 9.3%, from $163.5 million to $178.7 million from the first six months of 1996 to the first six months of 1997. Sales of new and used trucks increased by approximately $12.3 million, or 10.2%, from $121.3 million to $133.6 million from the first six months of 1996 to the first six months of 1997. Unit sales of new and used trucks increased by 7.7% and 32.6%, respectively, from the first six months of 1996 to the first six months of 1997, while new and used truck average revenue per unit decreased by 2.8% and 2.5%. respectively. Average new truck prices and used truck prices decreased due to a change in product mix..

         Parts and service sales increased by approximately $3.4, or 12.5%, from $32.0 million to $35.4 million. The increase was due to the acquisition of the Colorado parts and service operations in March of 1997, and internal growth rates in existing locations of 7.3%.

         Lease and rental revenues increased by approximately $20,000, or .3% from $6.64 million to $6.66 million. The increase was due to growth of 13.3% at the Company's California operations, offset by a decreases of 6.7% and 6.1% at the Texas locations and the Oklahoma locations, respectively.

         Finance and insurance revenues decreased by approximately $794,000, or 27.6%, from $2.9 million to $2.1 million from the first six months of 1996 to the first six months of 1997. The majority of the decrease resulted from increased competition coupled with higher borrowing costs. Finance and insurance revenues have limited direct costs and, therefore, contribute a disproportionate share of operating profits.

Gross Profit

         Gross profit decreased by approximately $782,000, or 2.8%, from $28.4 million to $27.6 million from the first six months of 1996 to the first six months of 1997. Gross profit as a percentage of sales decreased from 17.4% to 15.5% from the first six months of 1996 to the first six months of 1997. The net decrease in gross profit as a percentage of sales resulted from the decrease in finance and insurance revenues coupled with slight decreases in used truck, parts and service margins in the California operations.

Selling, General and Administrative Expenses

         Selling, general and administrative expenses increased by approximately $716,000, from $21.8 million to $22.5 million, or 2.5%, from the first six months of 1996 to the first six months of 1997. The increase includes $1.3 million, that is attributable to the Colorado locations. This increase was offset by the decrease in first quarter truck sales commissions. Selling, general and administrative expenses as a percent of revenue were 13.3% for the first six months of 1996 and 12.6% for the first six months of 1997.

Interest Expense

         Interest expense decreased by approximately $1.1 million from $2.0 million to $900,000, or 54.9%, from the first six months of 1996 to the first six months of 1997, primarily as the result of decreased levels of indebtedness due to the Company's initial public offering on June 7, 1996.

Income before Income Taxes

         Income before income taxes decreased by $584,000, or 16.9% from $3.5 million to $2.9 million from the first six months of 1996 to the first six months of 1997, as a result of the factors described above.

Income Taxes

         As a result of the Company's initial public offering and termination of its subchapter S tax status, the Company incurred $1.1 million of income taxes during the first six months of 1997. The Company has provided for taxes at a 38% effective rate.

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

         As a result of the initial public offering, working capital levels have generally increased. At June 30, 1997, the Company had working capital of approximately $17.4 million, including, among other things, $15.1 million in cash and cash equivalents, $18.2 million in accounts receivable, $34.6 million in inventories, and $579,000 in prepaid expenses and other current assets, less $10.8 million of accounts payable and accrued expenses, $7.5 million of current maturities on long-term debt and $32.8 million outstanding under floor plan financing. The aggregate maximum borrowing limits under working capital lines of credit with various commercial banks are approximately $6.0 million. The Company's floor plan agreements with its primary lender limit the aggregate amount of borrowings based on the number of new and used trucks.

         For the first six months of 1996, operating activities provided $1.3 million of cash. Net income of $3.1 million, a decrease in accounts receivable of $1.8 million and provisions for depreciation, amortization, and deferred taxes totaling $1.4 million more than offset increases in inventories of $2.7 million and accounts payable and accrued liabilities of $ 2.3 million.

         For the first six months of 1997, operating activities provided $10.1 million of cash. Operating increases included net income of $1.8 million, decreases in accounts receivable, inventories and other assets of $4.9 million, $4.3 million, and $924,000 respectively, and increases in depreciation and amortization and accounts payable of $1.3 million and $896,000 respectively. Operating decreases resulted from a decrease in accrued liabilities of $4.0 million.

         During the first six months of 1996, the Company used $4.3 million for investing activities, primarily acquisitions of real estate related to the Oklahoma operations.

         During the first six months of 1997, the Company used $11.0 million for investing activities, primarily due to the acquisition of Denver Peterbilt, Inc., property and equipment additions related to the construction of the Pharr Perterbilt facility, and renovations of several existing facilities.

         For the first half of 1996, net cash provided by financing activities amounted to $22.4 million. Net proceeds from the Offering of $31.3 million, after direct expenses of the Offering of $781,000, were partially offset by an increase of $9.6 million in dividends paid to the S corporation shareholder.

         For the first half of 1997, net cash used in financing activities amounted to $5.5 million. Payments on floor plan financing and reductions in notes payable balances more than offset borrowings on notes payable.

         Substantially all of the Company's truck purchases from PACCAR are made on terms requiring payment within 15 days or less form the date of shipment of the trucks from the factory. The Company finances all, or substantially all, of the purchase price of its new truck inventory, and 75% of the loan value of its used truck inventory, under a floor plan arrangement with GMAC under which GMAC pays PACCAR directly with respect to new trucks. The company makes monthly interest payments on the amount financed but is not required to commence loan principal repayments prior to sale of new vehicles to GMAC for a period of 12 months and for used vehicles for a period of three months. At June 30, 1997, the Company had $32.8 million outstanding under its floor plan financing arrangement with GMAC. GMAC permits the Company to earn, for up to 75% of the amount borrowed under its floor plan financing arrangement with GMAC, interest at the prime rate on overnight funds deposited by the Company with GMAC.

Backlogs

         The Company enters firm orders into its backlog at the time the order is received. Customer orders are typically filled in 75 to 90 days and customers normally place orders on that basis. However, certain customers, including fleets and governmental entities, typically place orders six months to one year in advance of their desired delivery date. The Company in the past has typically allowed customers to cancel orders at any time prior to delivery, and the Company's level of cancellations is affected by general economic conditions, and customer business cycles. As a percentage of orders, cancellations historically have ranged from 5% to 12% of annual order volume. The Company's backlogs as of June 30, 1996 and 1997, were approximately $92.0 million and $113.0 million, respectively. Backlogs increased due to increased order volume.

Seasonality

         The Company's business is moderately seasonal. Seasonal effects on new truck sales related to the seasonal purchasing patterns of any single customer type are mitigated by the Company's diverse customer base, including small and large fleets, governmental entities, corporations and owner operators. However, truck, parts and service operations historically have experienced higher volumes of sales in the second and third quarters. The Company has historically received benefits from volume purchases and meeting vendor sales targets in the form of cash rebates, which are typically recognized when received. Approximately 50% of such rebates are typically received in the fourth quarter, resulting in a seasonal increase in gross profit.

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

                  Not Applicable

         Item 3.  Defaults upon Senior Securities

                  Not Applicable

         Item 4.  Submission of Matters to a Vote of Security Holders

                  (a) The Annual Meeting of Shareholders was held on June 4,
                      1997.

                  (b) The following directors were elected to serve until the next Annual Meeting of Shareholders or until their successors have been elected and qualified:



                  W.   Marvin Rush              W. M. "Rusty" Rush
                  Robin M. Rush                 Joseph M. Dunn
                  Ronald J. Krause              John D. Rock

                  (c)  (1) The director's in (b) above were elected by the
                           following number of votes:

          NAME                   NUMBER OF VOTES FOR               NUMBER OF VOTES WITHHELD
          ----                   -------------------               ------------------------
W. Marvin Rush                        6,162,741                            2,756
Robin M. Rush                         6,163,197                            2,300
Ronald J. Krause                      6,163,197                            2,300
W.M. "Rusty" Rush                     6,163,197                            2,300
Joseph M. Dunn                        6,163,197                            2,300
John D. Rock                          6,163,197                            2,300


                     (2) The proposal to approve the adoption of the Company's
                         1997 Non-Employee Director Stock Option Plan (the "Plan") was approved as 5,592,258 shares of Common Stock were voted "For", 58,577 shares of Common Stock were voted "Against", 514,662 shares of Common Stock abstained from voting and 478,233 shares of common stock were unvoted.

                     (3) Of the 6,165,497  number of shares of Common Stock
                         voting at the meeting, 6,163,187 shares voted for the ratification of the appointment of the firm Arthur Andersen L.L. P. as the Company's independent accountants for 1997. The number of shares that voted against the ratification was 1,150 and the holders of 1,160 shares abstained from the voting.

                     (1)

         Item 5.  Other Information

                  Not Applicable


         Item 6.  Exhibits and Reports on Form 8-K

                  a)  Exhibits

                       Exhibit
                       Number
                       -------

                        11.1        Computation of pro forma earnings per share
                                   (filed herewith)

                        27.1        Financial data schedule (filed herewith)

                  b)  Reports on Form 8-K

                        None

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      RUSH ENTERPRISES, INC.



Date:    August 13, 1997            By:   /s/ W. MARVIN RUSH
                                          ------------------
                                    Name:  W. Marvin Rush
                                    Title: Chairman and Chief Executive Officer
                                           (Principal Executive Officer)

Date:    August 13, 1997            By:  /s/ MARTIN A. NAEGELIN, JR.
                                          ---------------------------
                                    Name:   Martin A. Naegelin, Jr.
                                    Title:  Vice President and Chief Financial
                                            Officer (Principal Financial and
                                            Accounting Officer)


                               INDEX TO EXHIBITS

EXHIBIT
NUMBER              DESCRIPTION
------              -----------
11.1        Computation of pro forma earnings per share (filed herewith)

27.1        Financial data schedule (filed herewith)
