Form 10-Q
period 1997-09-30
RUSH ENTERPRISES INC \TX\
filed 1997-11-14
CIK 1012019

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
 (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

                                       OR

 ( )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF     1934

For the transition period from _______________ to _________________

                         Commission file number 0-20797

                                ---------------

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

                                 Yes  X  No
                                     ---    ---
                                   ===========

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

                     RUSH ENTERPRISES, INC. AND SUBSIDIARIES

                                      INDEX



PART I.  FINANCIAL INFORMATION                                                            PAGE

         Item 1.  Financial Statements

             Consolidated Balance Sheets - September 30, 1997 (unaudited) and
             December 31, 1996 (audited) . . . . .  . . .  . . . .  . . . . .  . .   . . ..3

             Consolidated Statements of Income - For the Three and Nine Months
             Ended September 30, 1997 and 1996 (unaudited) . . . . . . . . . . . . . . . ..4

             Consolidated Statements of Cash Flows - For the Nine Months Ended
             September 30, 1997 and 1996 (unaudited). . . . . . . . . . . . . . . . . . . .5

              Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . ..6

         Item 2.  Management's Discussion and Analysis of Financial Condition
                    and Results of Operations . . . . . . . . . . . . . . . . . . . . . . .8

PART II.  OTHER INFORMATION  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .14

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .15

                     RUSH ENTERPRISES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                 (IN THOUSANDS)

                                                                              SEPTEMBER 30,  DECEMBER 31,
                                                                                  1997          1996
                              ASSETS                                           (UNAUDITED)    (AUDITED)
                                                                               ----------     ---------
CURRENT ASSETS:

       Cash and cash equivalents                                               $ 15,221       $ 21,507
       Accounts receivable, net                                                  20,029         23,064
       Inventories                                                               36,156         36,688
       Prepaid expenses and other                                                   381          1,503
                                                                               --------       --------
             Total current assets                                                71,787         82,762

PROPERTY AND EQUIPMENT, net                                                      27,799         23,222

OTHER ASSETS, net                                                                 8,896          3,233
                                                                               --------       --------
             Total assets                                                      $108,482       $109,217
                                                                               ========       ========
                LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:

       Floorplan notes payable                                                 $ 34,650       $ 42,228
       Current maturities of long-term debt                                       7,452          2,115
       Advances outstanding under lines of credit                                    20             20
       Trade accounts payable                                                     4,113          5,157
       Accrued expenses                                                           9,332          8,566
                                                                               --------       --------
             Total current liabilities                                           55,567         58,086

DEFERRED INCOME TAX LIABILITY, net                                                1,269          1,027

LONG-TERM DEBT, net of current maturities                                        11,515         13,412

SHAREHOLDERS' EQUITY

       Rush Enterprises, Inc., common stock, par value $.01 per share;
       25,000,000 shares authorized; 6,643,730 outstanding at September 30,
       1997 and December 31, 1996                                                    66             66
       Additional paid-in-capital                                                33,342         33,342
       Retained earnings                                                          6,723          3,284
                                                                               --------       --------
             Total shareholders' equity                                          40,131         36,692
                                                                               --------       --------
             Total liabilities and shareholders' equity                        $108,482       $109,217
                                                                               ========       ========

The accompanying notes are an integral part of these consolidated financial statements.

                     RUSH ENTERPRISES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

              (IN THOUSANDS, EXCEPT EARNINGS PER SHARE - UNAUDITED)


                                               THREE MONTHS ENDED        NINE MONTHS ENDED
                                                  SEPTEMBER 30,            SEPTEMBER 30,
                                            ---------------------     ---------------------
                                              1997         1996         1997         1996
                                            --------     --------     --------     --------
REVENUES:
     New and used truck sales               $ 75,545       65,427     $209,181     $186,751
     Parts and service                        20,934       16,414       56,280       48,359
     Lease and rental                          3,605        3,490       10,262       10,056
     Finance and insurance                     1,732        1,513        3,812        4,371
     Other                                       329          288        1,294          986
                                            --------     --------     --------     --------
             Total revenues                  102,145       87,132      280,829      250,523

COST OF PRODUCTS SOLD                         85,473       72,926      236,521      209,870
                                            --------     --------     --------     --------
GROSS PROFIT                                  16,672       14,206       44,308       40,653

SELLING, GENERAL AND ADMINISTRATIVE           12,732       10,595       35,229       30,283

DEPRECIATION AND AMORTIZATION                    730          610        2,071        1,789
                                            --------     --------     --------     --------
OPERATING INCOME                               3,210        3,001        7,008        8,581

INTEREST EXPENSE                                 537          554        1,462        2,676
                                            --------     --------     --------     --------
INCOME BEFORE INCOME TAXES                     2,673        2,447        5,546        5,905

PROVISION FOR INCOME TAXES                     1,015          910        2,107        1,310
                                            --------     --------     --------     --------
NET INCOME                                  $  1,658     $  1,537     $  3,439     $  4,595
                                            ========     ========     ========     ========

EARNINGS PER SHARE                          $   0.25     $   0.23     $   0.52
                                            ========     ========     ========

WEIGHTED AVERAGE SHARES OUTSTANDING            6,645        6,640        6,645
                                            ========     ========     ========
UNAUDITED PRO FORMA DATA:

    Income before income taxes                                                     $  5,905
    Pro forma adjustments to reflect federal and state income taxes                   2,244
                                                                                   --------
    Pro forma income after provision for income taxes                              $  3,661
                                                                                   ========
    Pro forma income per share                                                     $   0.70
                                                                                   ========
    Weighted average shares outstanding used in the pro forma net income
    per share calculation                                                             5,237
                                                                                   ========


The accompanying notes are an integral part of these consolidated financial statements.

                     RUSH ENTERPRISES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                           (IN THOUSANDS - UNAUDITED)


                                                                 NINE MONTHS ENDED
                                                                   SEPTEMBER 30,
                                                              ----------------------
                                                                1997          1996
                                                              --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                               $  3,439      $  4,595
     Adjustments to reconcile net income to cash provided
        by (used in) operations
         Depreciation and amortization                           2,071         1,789
         Gain on sale of property and equipment                   (266)           --
         Provision for deferred income tax expense                 242           583
         Change in accounts receivable                           3,035          (138)
         Change in inventories                                   2,672        (5,576)
         Change in prepaid expenses and other current
         assets                                                  1,122          (171)
         Change in accounts payable                             (1,044)        1,524
         Change in accrued expenses                                687        (3,090)
                                                              --------      --------
     Net cash provided by (used in) operating activities        11,958          (484)
CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisition of property and equipment                      (7,548)       (6,200)
     Proceeds from the sale of property and equipment              426           503
     Acquisition of dealership                                  (7,915)           --
     Changes in other assets                                      (130)         (233)
                                                              --------      --------
     Net cash used in investing activities                     (15,167)       (5,930)
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from the sale of common stock                         --        31,364
     Proceeds from notes payable                                 6,063         2,984
     Principal payments on notes payable                        (1,562)       (3,617)
     Draws (payments) on floor plan financing, net              (7,578)        5,370
     Draws on line of credit, net                                   --            10
     Dividends paid                                                 --       (10,175)
                                                              --------      --------
     Net cash (used in) provided by financing activities        (3,077)       25,936
NET (DECREASE) INCREASE  IN CASH
     AND CASH EQUIVALENTS                                       (6,286)       19,522
CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR                   21,507         2,149
                                                              --------      --------
CASH AND CASH EQUIVALENTS - END OF PERIOD                     $ 15,221      $ 21,671
                                                              ========      ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
     INFORMATION:
     Cash paid during year for interest                       $  1,469      $  1,925
                                                              ========      ========
     Cash paid during year for taxes                          $  1,523      $     --
                                                              ========      ========
     Non-cash assignment of debt                              $  1,061      $     --
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

2 - CORPORATE REORGANIZATION AND COMMON STOCK OFFERING

         The Company successfully completed an initial public offering (the Offering) of 2,875,000 common shares on June 12, 1996. As part of this transaction, the Company terminated its S corporation federal tax election and was subject to federal and certain state income taxes from that date forward. On June 12, 1996 the Company paid the S Corporation shareholder approximately $6 million representing the undistributed accumulated earnings of the S Corporation prior to June 12, 1996.

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

3 - PRO FORMA INFORMATION (UNAUDITED)

              Pro forma income from continuing operations and pro forma income per share for the nine month period ended September 30, 1996, have been determined assuming that the Company had been taxed as a C corporation for federal and certain state income tax purposes for such period.

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

5 - SUBSEQUENT EVENTS

         On October 6, 1997, the Company acquired from C. Jim Stewart & Stevenson, Inc. the assets of its John Deere dealership in the Houston, Texas area. The transaction was valued at $25.1 million with the purchase price paid in a combination of cash and notes payable.

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

RESULTS OF OPERATIONS

         The following discussion and analysis includes the Company's historical results of operations for the three months and nine months ended September 30, 1997 and 1996.

The following table sets forth for the periods indicated certain financial data as a percentage of total revenues:

                                               THREE MONTHS ENDED       NINE MONTHS ENDED
                                                  SEPTEMBER 30,           SEPTEMBER 30,
                                               ------------------       -----------------
                                                1997         1996        1997        1996
                                               ------       -----       ------      -----
     New and used truck sales                    74.0%       75.1%       74.5%       74.6%
     Parts and service                           20.5        18.9        20.0        19.3
     Lease and rental                             3.5         4.0         3.7         4.0
     Finance and insurance                        1.7         1.7         1.4         1.7
     Other                                        0.3         0.3         0.4         0.4
                                               ------      ------      ------      ------
                   Total revenues               100.0       100.0       100.0       100.0

     Cost of products sold                       83.7        83.7        84.2        83.8
                                               ------      ------      ------      ------
     Gross profit                                16.3        16.3        15.8        16.2
     Selling, general and administrative
     expenses                                    12.5        12.2        12.5        12.1
     Depreciation and amortization                0.7         0.7         0.7         0.7
                                               ------      ------      ------      ------
     Operating income                             3.1         3.4         2.6         3.4
     Interest expense                             0.5         0.6         0.5         1.1
                                               ------      ------      ------      ------
     Income before income taxes                   2.6         2.8         2.1         2.3
     Provision for income taxes (1)               1.0         1.0         0.8         0.9
                                               ------      ------      ------      ------
     Net income (1)                               1.6%        1.8%        1.3%        1.4%
                                               ------      ------      ------      ------

(1) Pro forma income assuming the Company had been taxed as a C corporation during 1996.

THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1996

Revenues

         Revenues increased by approximately $15.0 million, or 17.2%, from $87.1 million to $102.1 million from the third quarter of 1996 to the third quarter of 1997. Sales of new and used trucks increased by approximately $10.1 million, or 15.5%, from $65.4 million to $75.5 million from the third quarter of 1996 to the third quarter of 1997. Unit sales of new and used trucks increased by 5.0% and 42.0%, respectively, from the third quarter of 1996 to the third quarter of 1997, while new truck average revenue per unit increased by 1.5% and used truck average revenue per unit increased by 3.7%. Average used truck prices increased due to a change in product mix..

         Parts and service sales increased by approximately $4.5 million, or 27.5%, from $16.4 million to $20.9 million. The increase was due to the acquisition of the Colorado parts and service operations in March of 1997, and internal growth rates in existing locations of 16%.

         Lease and rental revenues increased by approximately $100,000 or 3% from $3.5 million to $3.6 million from the third quarter of 1996 to the third quarter of 1997. The increase was due to growth of 9.9% and 5.8% at the Company's California and Texas locations, respectively, offset by a decrease of 5.0% at the Oklahoma location.

         Finance and insurance revenues increased by approximately $219,000, or 14.5%, from $1.5 million to $1.7 million from the third quarter of 1996 to the third quarter of 1997. The majority of the increase resulted from increased sales of new and used trucks. Finance and insurance revenues have limited direct costs and, therefore, contribute a disproportionate share of operating profits.

Gross Profit

         Gross profit increased by approximately $2.5 million, or 17.4%, from $14.2 million to $16.7 million from the third quarter of 1996 to the third quarter of 1997. Gross profit as a percentage of sales remained flat at 16.3% for both the third quarter of 1996 and 1997.

Selling, General and Administrative Expenses

         Selling, general and administrative expenses increased by approximately $2.1 million, from $10.6 million to $12.7 million, or 20.1%, from the third quarter of 1996 to the third quarter of 1997. The majority of the increase, or $1.1 million, was attributable to the inclusion of the Colorado locations. The remaining increase resulted from an increase in truck sales commissions, and infrastructure costs associated with the opening of the Pharr facility. Selling, general and administrative expenses as a percent of revenue were 12.1% for the third quarter of 1996 and 12.5% for the same quarter of 1997.

Interest Expense

         Interest expense decreased by approximately $17,000 from $554,000 to $537,000, or 3.1%, from the third quarter of 1996 to the third quarter of 1997, primarily as the result of decreased levels of indebtedness.

Income before Income Taxes

         Income before income taxes increased by $226,000, or 9.2% from $2.45 million to $2.67 million from the third quarter of 1996 to the third quarter of 1997, as a result of the factors described above.

Income Taxes

         As a result of the Company's initial public offering and termination of its subchapter S tax status, the Company incurred $1,015,000 of income taxes during the third quarter of 1997. The Company has provided for taxes at a 38% effective rate.

NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1996

Revenues

         Revenues increased by approximately $30.3 million, or 12.1%, from $250.5 million to $280.8 million from the first nine months of 1996 to the first nine months of 1997. Sales of new and used trucks increased by approximately $22.4 million, or 12.0%, from $186.8 million to $209.2 million from the first nine months of 1996 to the first nine months of 1997. Unit sales of new and used trucks increased by 6.7% and 36.0%, respectively, from the first nine months of 1996 to the first nine months of 1997, while new and used truck average revenue per unit decreased by .75% and .15%. respectively. Average new truck prices and used truck prices decreased due to a change in product mix.

         Parts and service sales increased by approximately $7.9 million, or 16.4%, from $48.4 million to $56.3 million. The increase was due to the acquisition of the Colorado parts and service operations in March of 1997, and internal growth rates in existing locations of 5.0%.

         Lease and rental revenues increased by approximately $206,000, or 2.1% from $10.1 million to $10.3 million. The increase was due to growth of 12.1% at the Company's California operations, offset by a decreases of 2.5% and 5.7% at the Texas locations and the Oklahoma locations, respectively.

         Finance and insurance revenues decreased by approximately $559,000, or 12.8%, from $4.4 million to $3.8 million from the first nine months of 1996 to the first nine months of 1997. The majority of the decrease resulted from increased competition coupled with higher borrowing costs. Finance and insurance revenues have limited direct costs and, therefore, contribute a disproportionate share of operating profits.

Gross Profit

         Gross profit increased by approximately $3.7 million, or 9.0%, from $40.6 million to $44.3 million from the first nine months of 1996 to the first nine months of 1997. Gross profit as a percentage of sales decreased from 16.2% to 15.8% from the first nine months of 1996 to the first nine months of 1997. The net decrease in gross profit as a percentage of sales resulted from the decrease in finance and insurance revenues coupled with slight decreases in used truck, parts and service margins in the California operations.

Selling, General and Administrative Expenses

         Selling, general and administrative expenses increased by approximately $4.9 million, from $30.3 million to $35.2 million, or 16.3%, from the first nine months of 1996 to the first nine months of 1997. The increase includes $2.4 million, that is attributable to the Colorado locations. The remaining increase resulted from an increase in truck sales commissions, increases in salaries, and infrastructure costs associated with the opening of the Pharr facility. Selling, general and administrative expenses as a percent of revenue were 12.1% for the first nine months of 1996 and 12.5% for the first nine months of 1997.

Interest Expense

         Interest expense decreased by approximately $1.2 million from $2.7 million to $1.5 million, or 45.4%, from the first nine months of 1996 to the first nine months of 1997, primarily as the result of decreased levels of indebtedness due to the Company's initial public offering on June 7, 1996.

Income before Income Taxes

         Income before income taxes decreased by $359,000, or 6.1% from $5.9 million to $5.5 million from the first nine months of 1996 to the first nine months of 1997, as a result of the factors described above.

Income Taxes

         As a result of the Company's initial public offering and termination of its subchapter S tax status, the Company incurred $2.1 million of income taxes during the first nine months of 1997. The Company has provided for taxes at a 38% effective rate.

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

         As a result of the initial public offering, working capital levels have generally increased. At September 30, 1997, the Company had working capital of approximately $16.1 million, including, among other things, $15.2 million in cash and cash equivalents, $20.0 million in accounts receivable, $36.2 million in inventories, and $381,000 in prepaid expenses and other current assets, less $13.5 million of accounts payable and accrued expenses, $7.5 million of current maturities on long-term debt and $34.7 million outstanding under floor plan financing. The aggregate maximum borrowing limits under working capital lines of credit with various financial institutions are approximately $8.0 million. The Company's floor plan agreements with its primary lender limit the aggregate amount of borrowings based on the number of new and used trucks.

         For the first nine months of 1996, operating activities used $484,000 of cash. Net income of $4.6 million, an increase in accounts payable of $1.5 million and provisions for provisions for depreciation, amortization, and deferred taxes totaling $2.4 million more than offset increases in inventories of $5.6 million and a reduction in accrued liabilities of $3.1 million.

         For the first nine months of 1997, operating activities provided $12.0 million of cash. Net income of $3.4 million, decreases in accounts receivable, inventories and other assets of $3.0 million, $2.7 million, and $1.1 respectively, and increases in depreciation and amortization and accrued expenses of $2.1 million and $687,000, respectively, more than offset a decrease in accounts payable of $1.1 million.

         During the first nine months of 1996, the Company used $5.9 million for investing activities, primarily acquisitions of real estate related to the Oklahoma operations.

         During the first nine months of 1997, the Company used $15.2 million for investing activities, primarily due to the acquisition of Denver Peterbilt, Inc., property and equipment additions related to the construction of the Pharr Peterbilt facility, and renovations of several existing facilities.

         For the nine months of 1996, net cash provided by financing activities amounted to $25.9 million. Net proceeds from the initial public offering of $31.3 million, after direct expenses of the initial public offering of $781,000, draws on floorplan financing, and proceeds from other notes were partially offset by an increase of $10.2 million in dividends paid to the S corporation shareholder.

         For the nine months of 1997, net cash used in financing activities amounted to $3.1 million. Payments on floor plan financing and notes payable of $7.6 million and $1.6 million, respectively, more than offset borrowings on notes payable of $6.1 million.

         Substantially all of the Company's truck purchases from PACCAR are made on terms requiring payment within 15 days or less form the date of shipment of the trucks from the factory. The Company finances all, or substantially all, of the purchase price of its new truck inventory, and 75% of the loan value of its used truck inventory, under a floor plan arrangement with GMAC under which GMAC pays PACCAR directly with respect to new trucks. The company makes monthly interest payments on the amount financed but is not required to commence loan principal repayments prior to sale of new vehicles to GMAC for a period of 12 months and for used vehicles for a period of three months. At September 30, 1997, the Company had $34.7 million outstanding under its floor plan financing arrangement with GMAC. GMAC permits the Company to earn, for up to 75% of the amount borrowed under its floor plan financing arrangement with GMAC, interest at the prime rate on overnight funds deposited by the Company with GMAC.

Backlogs

         The Company enters firm orders into its backlog at the time the order is received. Customer orders are typically filled in 75 to 90 days and customers normally place orders on that basis. However, certain customers, including fleets and governmental entities, typically place orders six months to one year in advance of their desired delivery date. The Company in the past has typically allowed customers to cancel orders at any time prior to delivery, and the Company's level of cancellations is affected by general economic conditions, and customer business cycles. As a percentage of orders, cancellations historically have ranged from 5% to 12% of annual order volume. The Company's backlogs as of September 30, 1996 and 1997, were approximately $49.0 million and $125 million, respectively. Backlogs increased due to increased order volume.

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

                  Not Applicable

         Item 5.  Other Information

                  Not Applicable

         Item 6.  Exhibits and Reports on Form 8-K

                  a)  Exhibits

                       Exhibit
                       Number
                       ------
                        11.1   Computation of pro forma earnings per share (filed herewith)

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


                              RUSH ENTERPRISES, INC.



Date:   November 14, 1997   By:    /s/ W. Marvin Rush
                                   ---------------------------
                            Name:  W. Marvin Rush
                            Title: Chairman and Chief Executive Officer
                                   (Principal Executive Officer)

Date:   November 14, 1997   By:    /s/ Martin A. Naegelin, Jr.
                                   ---------------------------
                            Name:  Martin A. Naegelin, Jr.
                            Title: Vice President and Chief Financial Officer
                                   (Principal Financial and Accounting Officer)

                                EXHIBIT INDEX

     11.1   Computation of pro forma earnings per share (filed herewith)

     27.1   Financial data schedule (filed herewith)