Form 10-Q/A
period 1997-06-30
RUSH ENTERPRISES INC \TX\
filed 1998-01-08
CIK 1012019

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-Q/A


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

                    RUSH ENTERPRISES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
             (IN THOUSANDS, EXCEPT EARNINGS PER SHARE - UNAUDITED)


                                              THREE MONTHS ENDED       SIX MONTHS ENDED
                                                   JUNE 30,                JUNE 30,
                                            --------------------   ------------------------
                                               1997     1996          1997          1996
                                            ---------   --------   ------------  ----------
REVENUES:
     New and used truck sales               $71,831     $ 63,190     $133,636     $121,323
     Parts and service                       19,051       16,174       35,346       31,951
     Lease and rental                         3,448        3,468        6,656        6,636
     Finance and insurance                    1,056        1,389        2,081        2,875
     Other                                      386          388          965          698
                                            -------     --------     --------     --------
                         Total revenues      95,772       84,609      178,684      163,483

COST OF PRODUCTS SOLD                        81,301       71,061      151,044      135,061
                                            -------     --------     --------     --------
GROSS PROFIT                                 14,471       13,548       27,640       28,422

SELLING, GENERAL AND ADMINISTRATIVE          11,716        9,882       22,500       21,784

DEPRECIATION AND AMORTIZATION                   715          588        1,343        1,134
                                            -------     --------     --------     --------
OPERATING INCOME                              2,040        3,078        3,797        5,504

INTEREST EXPENSE                                433        1,072          923        2,046
                                            -------     --------     --------     --------
INCOME BEFORE INCOME TAXES                    1,607        2,006        2,874        3,458

PROVISION FOR INCOME TAXES                      610          400        1,092          400
                                            -------     --------     --------     --------
NET INCOME                                  $   997     $  1,606     $  1,782     $  3,058
                                            =======     ========     ========     ========
EARNINGS PER SHARE

     Primary                                $  0.15                  $   0.27
                                            =======                  ========
     Fully Diluted                          $  0.15                  $   0.27
                                            =======                  ========
WEIGHTED AVERAGE SHARES OUTSTANDING
     Primary                                  6,644                     6,644
                                            =======                  ========
     Fully Diluted                            6,644                     6,644
                                            =======                  ========
UNAUDITED PRO FORMA DATA:

     Income before income taxes
                                                        $ 2,006                    $ 3,458
     Pro forma adjustments to reflect federal and
     state income taxes                                     762                      1,314
                                                        -------                    -------
     Pro forma income after provision for income
     taxes                                              $ 1,244                      2,144
                                                        =======                    =======
     Pro forma income per share                         $  0.26                    $  0.47
                                                        =======                    =======
     Weighted average shares outstanding used in
     the pro forma net income per share calculation       4,758                      4,528
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

                                      RUSH ENTERPRISES, INC.



Date:    January 8, 1998            By:   /s/ W. MARVIN RUSH
                                          ------------------
                                    Name:  W. Marvin Rush
                                    Title: Chairman and Chief Executive Officer
                                           (Principal Executive Officer)

Date:    January 8, 1998            By:  /s/ MARTIN A. NAEGELIN, JR.
                                          ---------------------------
                                    Name:   Martin A. Naegelin, Jr.
                                    Title:  Vice President and Chief Financial
                                            Officer (Principal Financial and
                                            Accounting Officer)