Form 10-K
period 1997-12-31
RUSH ENTERPRISES INC \TX\
filed 1998-03-31
CIK 1012019

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1997

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

                  INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K.
                                    ---

                  The aggregate market value of voting stock held by non-affiliates of the registrant as of March 26, 1998 was approximately $31,548,000, based upon the last sales price on March 26, 1998 on the NASDAQ National Market for the Company's common stock. The registrant had 6,643,730 shares of Common Stock outstanding on March 26, 1998.

                       DOCUMENTS INCORPORATED BY REFERENCE
           PORTION'S OF REGISTRANT'S DEFINITIVE PROXY STATEMENT TO BE
    FILED WITH THE SECURITIES AND EXCHANGE COMMISSION NOT LATER THAN 120 DAYS
       AFTER THE CLOSE OF THE REGISTRANT'S FISCAL YEAR ARE INCORPORATED BY
                   REFERENCE INTO PART III OF THIS FORM 10-K.

                             RUSH ENTERPRISES, INC.

                               INDEX TO FORM 10-K

                          YEAR ENDED DECEMBER 31, 1997

                                                                                         PAGE NO.
                                                                                         --------
                                              PART I
Item 1.   Business                                                                           3
Item 2.   Properties                                                                        32
Item 3.   Legal Proceedings                                                                 34
Item 4.   Submission of Matters to a Vote of Security Holders                               34

                                              PART II

Item 5.   Market for Registrant's Common Equity and Related Shareholder Matters             34
Item 6.   Selected Consolidated Financial Data                                              35
Item 7.   Management's Discussion and Analysis of Financial Condition and Results
           of Operations                                                                    39
Item 8.   Financial Statements and Supplementary Data                                       51
Item 9.   Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosure                                                              76

                                             PART III

Item 10.  Directors and Executive Officers of the Registrant                                76
Item 11.  Executive Compensation                                                            76
Item 12.  Security Ownership of Certain Beneficial Owners and Management                    76
Item 13.  Certain Relationships and Related Transactions                                    76

                                              PART V

Item 14.  Exhibits,  Financial Statement Schedules and Reports on Form 8-K.                 77

         Certain statements contained in this Form 10-K are "forward-looking statements" within the meaning of the Section 27A of the Securities Act and
Section 21E of the Exchange Act. Specifically, all statements other than statements of historical facts included in this Form 10K regarding the Company's financial position, business strategy and plans and objectives of management of the Company for future operations are forward-looking statements. These forward-looking statements are based on the beliefs of the Company's management, as well as assumptions made by and information currently available to the Company's management. When used in this report, the words "anticipate," "believe," "estimate," "expect" and "intend" and words or phrases of similar import, as they relate to the Company or its subsidiaries or Company management, are intended to identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions related to certain factors including, without limitation, competitive factors, general economic conditions, customer relations, relationships with vendors, the interest rate environment, governmental regulation and supervision, seasonality, distribution networks, product introductions and acceptance, technological change, changes in industry practices, onetime events and other factors described herein and in the Company's Registration Statement on Form S-1 (File No. 333-3346) and in the Company's annual, quarterly and other reports filed with the Securities and Exchange Commission (collectively, "cautionary statements"). Although the Company believes that its expectations are reasonable, it can give no assurance that such expectations will prove to be correct. Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected, or intended. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the applicable cautionary statements.

PART I

ITEM 1.  BUSINESS

         References herein to the "Company" or "Rush Enterprises" mean Rush Enterprises, Inc., a Texas corporation, its subsidiaries and Associated Acceptance, Inc., the insurance agency affiliated with the Company, unless the context requires otherwise. The Company was incorporated in Texas 1965 and currently consists of two segments: the Heavy Duty Truck segment, and the Construction Equipment segment.

GENERAL

    The Heavy Duty Truck segment operates a regional network of truck centers that provide an integrated one-stop source for the trucking needs of its customers, including retail sales of new Peterbilt and used heavy-duty trucks; after-market parts, service and body shop facilities; and a wide array of financial services, including the financing of new and used truck purchases, insurance products and truck leasing and rentals. The Company's truck centers are strategically located in high truck traffic areas on or near major highways in Texas, California, Oklahoma,

Colorado and Louisiana. The Company is the largest Peterbilt truck dealer in the United States, representing approximately 14.7% of all new Peterbilt truck sales in 1997, and is the sole authorized vendor for new Peterbilt trucks and replacement parts in its market areas. The Company was named Peterbilt Dealer of the Year for North America for the 1993-1994 year. The criteria used to determine the recipients of this award include, among others, image, customer satisfaction, sales activity and profitability.

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

    The Construction Equipment segment, formed during 1997, operates a full-service John Deere dealership that serves the Houston, Texas metropolitan and surrounding areas. Dealership operations include the retail sale of new and used equipment, after-market parts and service facilities, equipment rentals, and the financing of new and used equipment. The Company believes the construction equipment industry is highly-fragmented and offers opportunities for consolidation. As a result, the Company's growth strategy is to realize economies of scale, favorable purchasing power, and cost savings by developing a network of John Deere dealerships through acquisitions and growth inside existing territories. The Company currently operates only one construction equipment dealership and there can be no assurance that the Company will be able to successfully develop a network of construction equipment dealerships or, if such network of construction equipment dealerships is established, that it will realize economies of scale, favorable purchasing power or cost savings.

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

    The United States retail heavy-duty truck industry is highly fragmented with over 1,700 dealerships nationwide, including 84 Peterbilt dealers operating 192 locations. New heavy-duty truck sales historically have shown a high correlation to the rate of change in industrial production and gross domestic product. According to data published by R. L. Polk, during 1997 new heavy-duty truck sales in the United States were 184,211 units, decreasing by.4% from the 184,989 units sold in 1996. Annual domestic retail heavy-duty truck sales have averaged approximately 184,700 units for the five years ended December 31, 1997. New Peterbilt truck registrations during the calendar year ended December 31, 1997 were 20,624, for a national market share, based on new truck registrations, of 11.2%. In the Company's eleven primary market areas 17,920 new heavy-duty trucks were registered in 1997, 3,378 of which were new Peterbilts, resulting in an average market share for Peterbilts of 18.9%.

    Customers of the Company's Construction Equipment segment include contractors, for both residential and commercial construction, utility companies, federal, state and local government agencies, and various petrochemical, industrial and material supply type businesses that require construction equipment in their daily operations. The Construction Equipment segment has a diverse customer base and provides a full line of equipment for light to medium size applications and related product support to its customers. Its primary products include John Deere backhoe loaders, hydraulic excavators, crawler dozers, and four-wheel drive loaders. Industry-wide negotiated sales prices for this type of equipment generally range from $20,000 to $350,000.

    The United States construction equipment industry is highly fragmented with over 90 John Deere dealers nationwide, operating 350 locations. New construction equipment sales historically have shown a high correlation to the rate of change in industrial production and gross domestic product. In the Company's primary market area 520 new construction equipment units were sold in the last quarter of 1997, 90 of which were manufactured by John Deere, resulting in an average market share for John Deere of 17.3%.

BUSINESS STRATEGY

    Heavy Duty Truck Segment

    The Company's business strategy for the Heavy Duty Truck segment is to operate an integrated full-service dealer network marketing Peterbilt heavy-duty trucks and related services in the Western and Southern regions of the United States. As part of its business strategy, the Company will seek to expand its existing dealerships, establish new full-service and parts/service Peterbilt dealerships in its existing and newly appointed territories and make strategic acquisitions of additional Peterbilt heavy-duty truck dealers in new territories. The Company has successfully implemented its business strategy which has resulted in significant market penetration within both existing and new market areas. The Company's objective is to continue to build upon this base of operations and enhance its position as a leading dealer of heavy-duty trucks and related services by emphasizing the following key elements of its business strategy.

    One-Stop Center. The Company has developed its "one-stop truck center" where customers can purchase new Peterbilt or used heavy-duty trucks, lease and rent heavy-duty Peterbilt trucks, purchase after-market parts and accessories and have virtually any kind of truck serviced by factory-certified technicians, all at one convenient location. Rush Truck Centers are the sole authorized vendor for new Peterbilt trucks and replacement parts in their market areas and have expansive parts departments that display many of the parts in open showrooms in a mix tailored to local buying patterns and market trends. As part of its one-stop sales and service strategy, the Company, through its wholly owned subisdiary, Rush Financial Services, offers third-party financing and insurance products to assist customers purchasing a new or used truck, as well as truck leasing and rentals. The Company's truck centers, four of which are open 24 hours a day, six days a week for parts and service, are located on or near major highways in high truck traffic areas. The continued implementation and enhancement of its one-stop truck center concept is an integral element of the Company's business strategy.

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

    The Company believes that its aggressive expansion program into California, Oklahoma, Louisiana, and most recently into Colorado, and diversification into truck-related services, including financial services, leasing, renting and service and parts, has reduced cyclicality in the Company's operations due to geographic diversity and reduced reliance on new and used truck sales. The geographic diversity of the Company's dealer network has significantly increased the Company's customer base while ameliorating the effects of certain local and regional economic downswings that more severely affect single dealership operators. Management believes that the Company's full-service concept and continued geographic expansion will help to mitigate and correct the adverse impact on the Company's operations resulting from reduced demand for new and used heavy-duty trucks and regional economic downturns.

    Rush Truck Center Development. In 1995, the Company has began to employ a branding program for its facilities, designating each as a Rush Truck Center through distinctive signage and uniform marketing programs to enhance its name recognition and to communicate the standardized high level of quality products and services throughout its truck center network. The Company believes the Rush Truck Center strategy will increase its market recognition and encourage its customers to utilize multiple locations throughout its dealership network. Currently all locations are branded Rush Truck Centers.

    Expansion in Existing and New Territories. Since 1990, the Company has opened six facilities in its existing and new territories. As part of its expansion strategy, the Company intends to continue to open both full-service and parts/service truck centers to enhance market coverage in its existing territories and to enter newly appointed territories. In identifying new areas for expansion and acquisition, the primary focus of the Company is the market's historic level of new heavy-duty truck registrations, customer buying trends and the availability of suitable facilities. By late 1998, management plans to expand its existing full service dealerships in Shreveport and Southern California, relocate and expand its existing parts/service facilities in Southern California into a full service dealership, relocate and expand its Houston, Texas and Tulsa Oklahoma dealerships. A leasing location was opened in Pharr, Texas in early 1998.

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

    In March 1997, the Company purchased the assets of Denver Peterbilt, Inc., which consisted of two full-service Peterbilt dealerships in Denver and Greeley, Colorado. The Company believes that the acquisition of such facilities provides the Company with an immediate market presence in the state of Colorado. The purchase price was approximately $7.9 million, funded by (i) $6.5 million of cash and (ii) $1.4 million of borrowings under the Company's floor plan financing arrangement with GMAC to purchase new and used truck and parts inventory. The Company also entered into an agreement whereby the principal of Denver Peterbilt, Inc. may receive additional amounts based on future sales of new Peterbilt trucks at the Colorado locations, through March 1999.

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

    Construction Equipment Segment

The Company currently operates a single full-service John Deere dealership in Houston, Texas. Due to the highly fragmented nature of the construction equipment industry, the Company perceives an opportunity to establish an integrated full-service dealer network to market John Deere construction equipment and related services in the United States. The Company intends to take advantage of this opportunity by duplicating the business strategy that it utilized to create its network of Heavy Duty Truck dealerships. This business strategy has allowed the Company to achieve significant market penetration within both existing and new market areas for its Heavy Duty Truck segment. In attempting to duplicate this business strategy in its Construction Equipment segment, the

Company intends to make strategic acquisitions of additional John Deere construction equipment dealerships in new territories and grow facilities and sales in existing territories. The Company's objective is to establish itself as a leading dealer of construction equipment and related services by emphasizing the following key elements of its business strategy.

    One-Stop Center. At its Houston location, the Company is developing a "one-stop equipment center" where customers can purchase new John Deere or used construction equipment, lease and rent John Deere construction equipment, as well as purchase after-market parts and accessories and have virtually any kind of construction equipment serviced by factory-certified technicians, all at one convenient location. Additionally, the equipment center operates a fleet of field service technicians that perform repair and maintenance services at the customer's location. The Rush Equipment Center is the sole authorized vendor for new John Deere construction equipment and replacement parts in the Houston, Texas market area and has an expansive parts department that displays many of the parts in an open showroom in a mix tailored to local buying patterns and market trends. As part of its one-stop sales and service strategy, the Company, through Rush Financial Services, offers third-party financing and insurance products to assist customers purchasing new or used equipment, as well as equipment leasing and rentals. The continued implementation and enhancement of its one-stop equipment center concept is an integral element of the Company's business strategy.

    Dealership Network. The Company believes that building a large multi-state, full-service network of construction equipment dealerships will provide economies of scale that will lead to superior purchasing power, favorable financing terms and cost savings from centralized management. Furthermore, the Company believes that the similarities between the Heavy Duty Truck segment and the Construction Equipment segment will create synergies that will benefit both segments. Approximately 40% of the Company's heavy duty truck customers in the Houston market are involved in businesses that use construction equipment and regularly purchase and rent construction equipment, parts and service. Management believes that strong customer relationships developed in the Heavy Duty Truck segment will benefit the Construction Equipment segment in its early stages.

    The Company believes that if it is able to geographically diversify and create a construction equipment dealership network, that the associated growth of equipment related services, including financial services, renting, service, and parts, will reduce cyclicality in the Company's operations. Furthermore, such geographic diversification would support the sale of used equipment retired from the rental fleet through the ability to relocate used equipment to various geographic regions based on market demand, the access to an expanded customer base, and the availability of trained personnel to service the used equipment to enhance its resale value.

     Rush Equipment Center Development. The Company is also applying its branding program for its facilities to the Construction Equipment segment, designating Houston as a Rush Equipment Center through distinctive signage and marketing programs to enhance its name recognition and to communicate the standardized high level of quality products and services. The Company believes the Rush Equipment Center strategy will increase its market recognition and intends to establish any newly acquired facilities as Rush Equipment Centers.

    Expansion by Acquisition. The Company acquired its first full-service equipment center in October of 1997. The Company's operating strategy and management systems establish a framework for continued acquisitions into the foreseeable future. Management believes that it can improve the operating results of any acquired dealers through economies of scale, sophisticated management information systems, purchasing power, merchandising capability and the introduction of enhanced financial services and products.

    In October 1997, the Company purchased certain assets and assumed certain liabilities of C.Jim Stewart & Stevenson, Inc., which consisted of one full-service John Deere dealership in Houston, Texas. The acquisition provides the Company with an immediate presence in the construction equipment industry in the state of Texas. The purchase price was approximately $30.2 million, funded by (i) $4 million of cash, (ii) $21.1 million of borrowings under the Company's floor plan financing arrangement with Associates Commercial Corp. and John Deere Inc., (iii) $3,080,000 in real estate borrowings from the Company's primary commercial lending institution, and (iv) a $2,062,500 promissory note payable to the seller.

Any prospective acquisition which the Company may be able to negotiate would require the willingness of John Deere, Inc., to accept the Company as a John Deere dealer at such additional retail locations. Although the Company is constantly evaluating acquisition opportunities, as of the date of this Form 10-K, the Company does not have any agreements or understandings, written or oral, with any third party regarding a potential acquisition or business combination. There can be no assurances that the Company will be able to successfully establish a construction equipment center dealership network, that it will be able to acquire additional construction equipment dealerships, or that if such dealerships are acquired or such network is created, that the Company will be able to successfully achieve economies of scale and improved operating results of such acquired dealerships.

TRUCK CENTERS

    The Company currently operates eleven full-service and six parts/service truck centers in Texas, California, Oklahoma, Louisiana and Colorado. Rush Truck Centers are strategically located in high truck traffic areas on or near major highways. The Company's original dealership opened in Houston, Texas in 1965, and, since 1990, the Company has grown through a combination of acquisitions and new store openings in its existing and newly-appointed territories. The Company currently operates four full-service truck centers in Texas, two in Southern California, two in Oklahoma, one in Louisiana and two in Colorado.

    The full-service truck centers provide an integrated one-stop source for the trucking needs of its customers, including retail sales of new Peterbilt and used heavy-duty trucks; parts, service and body shop facilities; and a wide array of financial products. The Company's six parts/service facilities offer a variety of product and service combinations in areas of the Company's markets to maximize market coverage. Four of the Company's truck centers are open 24 hours a day, six days a week for parts and services. Recently, the Company opened a full-service truck center in the Texas Rio Grande Valley area, and intends to the relocate and expand a Southern California parts/service facility into a full service dealership, to relocate the Company's Houston, Texas sales and service facilities to a new full service dealership located adjacent to the Company's John Deere equipment dealership, to relocate and expand its Tulsa Oklahoma full-service dealership, and to expand an existing full-service dealership in Southern California.

    The full-service truck centers range in size from 13,500 to 73,000 square feet, with from six to 50 service bays, and are situated on lots ranging from three to 14 acres, while the parts/service facilities range in size from 2,500 to 6,200 square feet, with from six to 25 service bays, and are situated on lots ranging from 0.4 to five acres. The typical full-service Rush Truck Center displays between 10 and 100 new and used trucks, has six to 40 repair and maintenance service bays, four to 20 body shop bays, one to four paint bays, an open retail parts showroom ranging from 600 to 2,000 square feet, a parts warehouse ranging from 3,000 to 20,000 square feet and administrative and sales offices ranging from 1,000 to 7,000 square feet. Facility characteristics are determined by market needs.

    Set forth below is a summary description of each the Company's facilities:

                              DATE
                             OPENED                                                                           FINANCING
        RUSH TRUCK             OR         STATUS/      TRUCK                                      LEASING        AND
     CENTER LOCATION        ACQUIRED      METHOD       SALES    SERVICE   PARTS    BODY SHOP    AND RENTING   INSURANCE
     ---------------        --------      ------       -----    -------   -----    ---------    -----------   ---------
  Existing Truck
     Centers
 San Antonio, TX..........    1968       Start-up        O         O        O          O               O(8)       O
 Houston, TX(1)...........    1988       Start-up        O                                                        O
 Houston, TX(1)...........    1988       Start-up                  O        O           O(2)
 Houston, TX(1)...........    1993       Start-up                  O        O                          O(3)
 Houston, TX(1)...........    1993       Start-up                  O        O          O
 Lufkin, TX...............    1991       Start-up        O         O        O          O                          O
 Laredo, TX...............    1993       Start-up        O         O        O           O(4)                      O
 Bossier City, LA.........    1994       Start-up        O         O        O                        O            O
 Pico Rivera, CA..........    1994      Acquisition      O         O        O          O             O            O
 Sun Valley, CA(5)........    1994      Acquisition                         O
 Fontana, CA..............    1994      Acquisition      O         O        O          O             O            O
 Tulsa, OK(9).............    1995      Acquisition      O         O        O          O                          O
 Oklahoma City, OK........    1995      Acquisition      O         O        O           O(6)                      O
 Oklahoma City, OK........    1995      Acquisition                O        O                        O
 Denver,                      1997      Acquisition      O         O        O          O             O            O
    CO(7).................
 Greeley,                     1997      Acquisition      O         O        O          O                          O
    CO(7).................
 Rio Grande Valley,           1997       Start-up        O         O        O                        O            O
   TX(10).................
   Planned Truck Centers
 Southern CA(5)...........    1998       Start-up        O         O        O          O
   Expanded Facilities
 Houston,                     1998       Start-up        O         O        O          O             O            O
   TX(1)..................

----------
(1) The Company started a full-service dealership in Houston, Texas in 1965, which was sold in 1979. The Company reacquired the dealership in 1988. Currently, the Company has begun construction on a facility that will relocate the dealership, parts and service, leasing and renting and finance and insurance facilities to a single location.
(2)  Paint shop only.
(3)  Operating at another location in Houston from 1988 to 1993.
(4)  Trailer repair shop.
(5) The Company currently plans to relocate and expand into a full service dealership by late 1998.
(6)  Body shop completed in mid 1997.
(7) The acquisition of the Denver, Colorado and Greeley, Colorado locations was completed in March 1997. The Company started leasing and rental and finance and insurance operations during 1997.
(8) The Company opened leasing and rental operation in San Antonio, Texas during 1997.
(9) The Company currently plans to relocate and expand this dealership by late 1998.
(10) The Company completed construction and opened a full-service dealership, including leasing and rental in late 1997.

TRUCK SALES

    New Truck Sales. Rush Truck Centers sell new trucks which are marketed under the Peterbilt nameplate primarily in the Class 8 diesel category. The Company also markets Class 7 Peterbilt trucks (having a gvw rating of 26,001 to 33,000 pounds), Peterbilt refuse chassis and cement mixer chassis, GMC medium-duty trucks and, at its Oklahoma facilities, Volvo Class 8 heavy-duty trucks. The Company's new Class 8 Peterbilt trucks, which are manufactured and supplied to the Company by PACCAR, constitute over 90% of all new trucks sold by the Company. Peterbilt trucks have a reputation as premium-quality vehicles which are skillfully designed and driver friendly, and are typically customized to satisfy the requirements of its customers. Peterbilt's premium reputation is an important aspect of the Company's marketing of new and used trucks and management believes that such reputation has resulted in relatively higher resale prices for used Peterbilt trucks. New heavy-duty truck sales are the largest segment of the Company's business, accounting for approximately 72.7% of total revenues in 1997.

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

    The Company has a competitive advantage in that it can absorb multi-unit trade-ins often associated with fleet sales of new trucks and disperse the used trucks for resale throughout its dealership network. Because of its large size, strong relationships with fleet customers and its ability to handle large quantities of used truck trade-ins, the Company, unlike most dealers, markets and sells to fleets nationwide. Additionally, the Company believes that its attention to customer service and its broad range of trucking services, including its ability to offer truck financing and insurance, has resulted in a high level of customer loyalty. During 1997, approximately 75% of the Company's truck sales were to repeat customers. The Company sold 3,040 new trucks in 1997 compared with 2,871 in 1996.

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

    The Company's used truck sales staff is trained to evaluate each prospective used truck on the basis of wholesale value and the costs of delivery, reconditioning and otherwise making the truck ready for sale. In a fleet purchase of several new trucks, not all of the trucks traded in will be suitable for sale on a Rush Truck Center's retail lot. Trucks that are not acceptable are typically sold at wholesale. Most used trucks acquired by the Company require some reconditioning prior to resale. The reconditioning process generally takes between one and three weeks, depending on the type of services to be performed. The Company utilizes its on-site parts, service and body shop facilities to perform such reconditioning services. Unlike new trucks, the majority of the Company's used trucks are sold "as is" and without manufacturer's warranty, although manufacturers sometimes provide limited warranties on used vehicles if they have been reconditioned at a Rush Truck Center prior to resale or if the manufacturer's warranty is transferable and has not yet expired.

    The Company closely monitors the age and quality of its used truck inventory and transfers such inventory between truck centers in order to maximize inventory turnover, avoid inventory overstock and understock situations and satisfy customer demand. The Company sold approximately 1,952 used trucks during 1997 compared with 1,349 in 1996.

CONSTRUCTION EQUIPMENT SALES

New Equipment Sales. The Rush Equipment Center sells new equipment under the John Deere nameplate primarily in the construction industry. John Deere has a reputation of producing premium-quality, skillfully designed equipment. John Deere's premium reputation is an important aspect of the Company's marketing of new and used equipment and management believes that such reputation results in relatively higher prices for used John Deere equipment.

Customers of the Company's Construction Equipment segment include contractors, for both residential and commercial construction, utility companies, federal, state and local government agencies, and various petrochemical, industrial and material supply type businesses that require construction equipment in their daily operations. The Construction Equipment segment provides a full line of equipment for light to medium size applications and related product support to its customers. Its primary products include John Deere backhoe loaders, hydraulic excavators, crawler dozers, and four-wheel drive loaders. While the sale of new John Deere construction equipment is the main focus, the Rush Equipment Center construction equipment store also offers complementary equipment from other manufacturers, as well as used equipment taken as trade-ins.

A new John Deere piece of construction equipment typically ranges in price from $20,000 to $350,000. The Company aggressively markets to regional fleets and current truck customers that use construction equipment. An important competitive issue for the Company's customers is asset management. The availability of a well maintained rental fleet allows customers manage their assets by obtaining equipment on an as needed basis. Additionally, management believes John Deere equipment, due its premium reputation and quality, provides lower maintenance and repair costs over its useful life, and provides a higher residual value at trade-in. The Company sold 90 new construction equipment units during the three months ended December 31, 1997.

Used Equipment Sales. The Company sells used construction equipment of numerous manufacturers, including John Deere, Catepillar, Komatsu and Case. The Company believes that future geographic diversification and the establishment of a well maintained rental fleet will be key in the marketing of used equipment and will afford the Company the ability to utilize additional parts and service departments for the reconditioning of used equipment, and to shift used equipment from location to location to satisfy customer demand. Management expects the majority of the used equipment inventory will be derived from the rental fleet, and the remainder to be taken as trade-ins from new equipment customers.

The Company's used equipment sales staff is trained to evaluate each prospective unit of used equipment on the basis of wholesale value and the costs of delivery, reconditioning and otherwise making the equipment ready for sale. The Company utilizes its on-site parts and service facilities to perform such reconditioning services. Unlike new equipment, the majority of the Company's used equipment is sold "as is" and without manufacturer's warranty, although manufacturers sometimes provide limited warranties on used equipment if the manufacturer's warranty is transferable and has not yet expired.

The Company closely monitors the age and quality of its used equipment inventory to maximize inventory turnover, avoid overstock and understock situations and to satisfy customer demand. The Company sold approximately 35 used construction equipment units during the three months ended December 31, 1997.

FINANCIAL SERVICES

    As part of its one-stop sales and service strategy, the Company offers third-party financing and insurance products to assist customers purchasing a new or used trucks and construction equipment. The Company also offers truck leasing and rentals at five of its locations and maintains a rental fleet at its equipment center. Revenues from financial services were $4.7 million in 1997, or 1.2%, of total revenues.

    New and Used Truck Financing. Each new and used truck customer is directed by the Company's truck sales staff to the Company's financial services sales personnel. The Company, through Associates, the largest third-party provider of heavy-duty truck financing in North America, and PACCAR Financial, financed approximately $91.4 million of new and used truck purchases by customers in 1997, an increase of 19.6% from the $76.4 million financed in 1996.

The Company is one of the largest originators of Class 8 heavy-duty truck loans for Associates. At times, the Company also acts as a broker, matching truck purchasers with alternative financing sources in exchange for a fee that is determined on a case-by-case basis.

    During 1997, the Company arranged customer financing for approximately 31.5% of its total new and used truck sales, with approximately 64% related to new truck sales and the remaining 36% of financing related to used truck sales. The financings are typically installment contracts, which are secured by the trucks financed, and generally require a down payment of 10% to 30%, with the remaining balance financed over two to five years. The Company presents all of its truck financing opportunities in Texas, Oklahoma, Colorado, and Louisiana to Associates and its truck financing opportunities in California to PACCAR Financial. Approximately 88% of the principal amount financed by the Company under installment contracts during 1997 was financed through Associates, with the remainder financed through PACCAR Financial. The Company's contracts with Associates and PACCAR Financial provide for payment to the Company of all finance charges in excess of a negotiated discount rate within 30 days of the date of financing. Such payments are subject to offsets resulting from the early pay-off of, or defaults under, installment contracts previously sold to Associates and PACCAR Financial by the Company. The Company has been able to negotiate favorable discount rates with Associates and PACCAR Financial because of its low historical delinquency rate, and, with respect to Associates, the large volume of trucks financed.

    Associates and PACCAR Financial analyze each customer's credit risk and determine whether they will extend credit and the minimum terms for doing so. The Company evaluates the standards prescribed by Associates and PACCAR Financial and determines whether it is agreeable to completing the financing on such terms. The Company often requires an increased down payment, higher finance charges or additional collateral in order to complete the financing. The Company's agreements with Associates and PACCAR Financial limit the aggregate recourse liability of the Company for defaults under the installment contracts sold to Associates and PACCAR Financial to $400,000 and $200,000 per year, respectively. The Company carefully monitors its outstanding installment contracts and actively communicates with Associates and PACCAR Financial regarding delinquent accounts. Over the last five years, the default rate on loans originated by the Company has averaged less than .5% per year. The Company has not in the past experienced significant losses resulting from defaults on loans, and such losses have historically been significantly less than the amount of its total recourse liability.

    NEW AND USED EQUIPMENT FINANCING. Each new and used equipment customer is directed by the Company's equipment sales staff to the Company's financial services sales personnel. The Company, through The CIT Group, Associates Commercial Corp., and John Deere Credit, financed approximately $3.5 million of new and used equipment purchases by customers during the fourth quarter of 1997, an increase of 25% from the $2.8 million financed during the fourth quarter of 1996.

    During 1997, the Company arranged customer financing for approximately 60% of its total new and used equipment sales, with approximately 70% related to new equipment sales and the remaining 30% of financing related to used equipment sales. The financings are typically installment or lease contracts, which are secured by the equipment financed, and generally require a down payment of 0% to 7%, with the remaining balance financed over three to five years. The Company presents all of its equipment financing opportunities to The CIT Group, Associates Commercial Corp., and John Deere Credit, (Finance Providers). The Company's contract with the Finance Providers provide for payment to the Company of all finance charges in excess of a negotiated discount rate within 30 days of the date of financing. The Company has been able to negotiate favorable discount rates with the Finance Providers because of its reputation in truck financing and performance.

    The Finance Providers analyze each customer's credit risk and determine whether they will extend credit and the minimum terms for doing so. The Company evaluates the standards prescribed by the Finance Providers and determines whether they are agreeable to completing the financing on such terms. All finance contracts are sold to the Finance Providers without recourse.

    Truck Leasing and Rental. The Company engages in full-service Peterbilt truck leasing under the PacLease trade name at eight of its locations. Under the terms of a full-service lease, all parts sales, service and maintenance for the lease or rental trucks is performed at the Company's facilities. The Company has increased its lease and rental fleet from less than 100 trucks in 1993 to approximately 628 trucks at December 31, 1997. The Company owns approximately 10% of its lease and rental fleet, and approximately 90% of the fleet is leased from PACCAR. The Company was named PacLease Western Region Franchise of the Year in 1995 and Midwest Region Franchise of the Year in 1996. The criteria used to determine the recipients of this award include, among others, image, customer satisfaction, rental utilization and profitability.

    The Company offers both long-term leasing and short-term rentals to its customers. Approximately 75% of the Company's fleet is leased to customers for periods ranging from one to seven years, and the remainder of the trucks are rented or leased for periods ranging from one day to two years. The Company generally holds trucks in its lease and rental fleet for approximately five years and then typically sells such used trucks through its truck centers. The Company has consistently realized gains on the sale of such trucks in excess of lease purchase option values. The Company constantly monitors the age of its lease and rental fleet, and as trucks are taken out of the fleet, the Company adds new trucks as needed. The average age of trucks in the Company's lease and rental fleet is 28 months. The Company's lease and rental customers provide a market to support the Company's parts and service operations by creating additional parts sales and service work for the Company. The Company also receives a rebate from PACCAR for each Peterbilt truck purchased for use in its lease fleet.

    Equipment Rental. The Company engages in full-service John Deere equipment rental. Under the terms of a full-service rental contract, all parts sales, service and maintenance for the rental equipment is performed at the Company's facilities. The Company's rental fleet consist of approximately 160 units as of December 31, 1997.

    The Company offers both long-term and short-term rentals, and rental purchase options to its customers. Management believes that its rental operations will continue to benefit from the trend among businesses to outsource operations, including equipment ownership, in order to minimize their capital investment in equipment, as well as reducing or eliminating the down-time, maintenance, repair and storage costs associated with equipment ownership. The Company constantly monitors the age of its rental fleet, and as equipment is taken out of the rental fleet, new equipment is added as needed. The average age of equipment in the rental fleet is 14 months. Management believes that building a geographically diverse network of equipment centers would support the sale of used equipment retired from the rental fleet through the ability to relocate used equipment to various geographic regions based on market demand, the access to an expanded customer base, and the availability of trained personnel to service the used equipment to enhance its resale value.

    Insurance Agency Services. The Company sells a complete line of property and casualty insurance, including collision and liability insurance on trucks, cargo insurance, standard automobile liability coverages, life, credit life and health, workers' compensation coverages and homeowner's insurance. The Company's agents are licensed in six states to sell insurance for various insurance companies, including Associates Insurance and Motors Insurance Corporation, which underwrite the products offered by the Company. While the Company sells a majority of its insurance products to its truck-purchasing customers, the Company also sells to the general public. The Company believes it has developed good relationships with its insurance-purchasing customers which resulted in an average renewal rate of 91% during 1997.

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

PARTS, SERVICE AND BODY SHOP OPERATIONS

    The parts, service and body shop operations of the Company provide relatively higher profit margins and tend to be less cyclical than new and used truck and equipment sales. Parts, service and body shop revenues accounted for approximately $78.7 million, or 19.7%, of the Company's total revenues in 1997.

    Parts

    Each Rush Truck Center carries a wide variety of Peterbilt and other parts inventory, with an average of approximately 4,500 items from over 30 suppliers at each location. The Company is the sole authorized Peterbilt parts and accessories supplier in each of its markets and estimates that approximately 80% of its truck service and parts functions are performed on Peterbilt heavy-duty trucks.

    The Rush Equipment Center carries a wide variety of John Deere and other parts inventory, with over 12,000 items from over 15 suppliers. The Company is the sole authorized John Deere parts and accessories supplier in its market and estimates that approximately 90% of its construction equipment service and parts functions are performed on John Deere equipment.

    The parts departments support the Company's sales and service functions. The Company utilizes its parts department when performing its repair, maintenance and body shop services, including all parts required to recondition used trucks and equipment for resale and maintain and repair the Company's lease fleets. In addition to supporting the Company's service and body shop functions, the Company markets its parts and accessories both at its truck and equipment centers, and through its outside sales staff. The Company's outside sales staff markets parts directly to fleet customers, who often perform truck and equipment maintenance and repairs at their own in-house service facilities.

    The Company's real-time inventory management tracking systems reduces delays in parts delivery, helps maximize inventory turns and assists in controlling the potential of overstock and understock situations. The Company's inventory systems also assist management in determining the appropriate parts inventory mix in each location and tailoring such inventory to local buying patterns and market trends, while monitoring product mix to optimize pricing and maximize profit margins. The Company's automated reordering system assists each truck and the equipment center in maintaining the proper inventory levels and permits inventory delivery to each location, or directly to customers, typically within 24 hours from the time the order is placed. The Company provides the standard manufacturer's warranty on the parts that it sells, which is generally a 90-day to one-year replacement guarantee for truck parts and a 90 day replacement guarantee for construction equipment component parts.

    The Company displays many of its higher margin truck parts and accessory items in open showrooms. Open parts showrooms are typically 600 to 2,000 square feet and feature up to 1,000 parts items and accessories in a mix tailored to local buying patterns and market trends. In order to maximize turnover, open parts showrooms are located near driver lounges and other high traffic areas of the Company's truck centers. The Company encourages qualified customers to open accounts for parts purchases.

      Service and Body Shop

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

    The Company has a total of 247 service bays, including 12 paint bays, throughout its network. The Company performs both warranty and non-warranty service work, with the cost of the warranty work being reimbursed by the manufacturer at retail consumer rates. The Company estimates that approximately 20% of its service functions are performed under manufacturers' warranties. Rush Truck Centers are Peterbilt designated warranty service centers and most are authorized service centers for a number of manufacturers of heavy-duty truck components, including Cummins, Detroit Diesel, Caterpillar, Eaton and Rockwell. Manufacturers permit warranty work to be performed only at designated warranty service centers. To enhance accuracy and timeliness in payment of warranty claims, the Company maintains a computerized system for sending warranty claims to PACCAR and various other manufacturers.

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

    The equipment center maintains a fully equipped service facility capable of handling almost any type of equipment repair on virtually any type of equipment. Services range from rebuilding engines to routine maintenance functions, including tune-ups, oil changes, etc. The equipment center includes service bays staffed by highly trained service technicians, as well as a fleet of field service trucks and technicians who make on-site repairs at the customers location. The equipment center is a John Deere designated warranty service center and technicians receive training from John Deere and certain other suppliers, as well as additional on-site training conducted by the Company. Manufacturers permit warranty work to be performed only at designated warranty service centers. To enhance accuracy and timeliness in payment of warranty claims, the Company maintains a computerized system for sending warranty claims to John Deere.

SALES AND MARKETING

    The Company's aggressive expansion program and long history of operations in the heavy duty truck segment have resulted in a customer base that is diverse in terms of geography, industry and scale of operations. The Company's customers include owner-operators, regional and national fleets, corporations and local governments, none of which accounted for more than 7% of its total sales in 1997. Because of its large size, strong relationships with fleet customers and its ability to handle large quantities of used truck trade-ins, the Company, unlike most dealers, markets and sells to fleets nationwide. Management also believes that the consistently reliable service received by customers at each Rush Truck Center and the Company's longevity have resulted in increased recognition of the "Rush" name, customer loyalty and continuing customer relationships. During 1997, approximately 75% of the Company's truck sales were to repeat customers.

    The Company believes that large, multi-location, full-service dealerships, which offer a large selection of new and used trucks, parts and sophisticated service and body shop facilities, are able to realize economies of scale and have a competitive advantage in the truck sales and services industry. As part of its strategy, the Company has employed a Rush Truck Center branding program for its truck facilities to enhance the Company's name recognition and to communicate the standardized high level of quality products and services throughout its truck center network. Currently all of the Company's Peterbilt dealerships are branded as Rush Truck Centers.

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

    The Company's new truck sales staff consists of 102 employees, including a Senior Vice President of Sales and Marketing and ten regional sales managers. Used trucks are sold through 35 used truck sales personnel, including a Vice President of Used Trucks and five regional sales managers. The sales staff at each Rush Truck Center receives sales training, instruction on technical and operating aspects of the trucks and education with respect to the industries in which such trucks are utilized, including the waste-disposal, construction and forestry industries. The sales staff of each Rush Truck Center is compensated on a commission and salary basis, with a high percentage of compensation based on commission.

    The Company has approximately 135 parts and service sales employees, including a Senior Vice President of Dealership Operations, a national director of parts, a national director of service and body shop operations, 18 regional service managers and 13 regional parts managers. The Company sells parts in conveniently located open showrooms and parts counters at its truck centers and directly to fleet customers through its outside sales staff. The direct marketing to its fleet customers is intended to position the Company as the primary supplier of parts to such customers, who often perform truck maintenance and repairs at their own in-house service facilities.

    The equipment center's customer base includes contractors, for both residential and commercial construction, utility companies, federal, state and local government agencies, and various petrochemical, industrial and material supply type businesses that require construction equipment in their daily operations, none of which accounted for more than 5% of its total sales in the fourth quarter of 1997. The creation of a network of equipment centers large enough to handle large fleet sales nationwide would build economies of scale through favorable purchasing power and proportionately lower operating costs due to centralized management. Currently, strong marketing efforts are being made to truck customers who are involved in the construction business. Management believes that these customers are familiar with the consistently reliable service that is synonymous with the "Rush" name. As part of this strategy, the Company has branded its Houston facility as a Rush Equipment Center in order to enhance the Company's name recognition and to communicate the standardized high level of quality products and services that can be expected when visiting the Rush Equipment Center.

    The equipment center's staff consist of 77 employees, including a President, Vice President, General Manager, and five department managers. New and used equipment is sold through 14 sales personnel. The sales staff at the Rush Equipment Center receives sales training and instruction on technical and operating aspects of the equipment and education with respect to the industries in which such equipment is utilized, primarily the construction and forestry industries. The sales staff is compensated on a commission and salary basis, with a high percentage of compensation based on commission. The equipment center has approximately 30 parts and service employees. The Company sells parts in showrooms and at its parts counter at its equipment center and directly to customers through its outside sales staff. The direct marketing to its customers is intended to position the Company as the primary supplier of parts to such customers, who often perform equipment maintenance and repairs at their own in-house service facilities.

FACILITY MANAGEMENT

    Personnel. Each Rush Truck and the Equipment Center is managed by a general manager who oversees the operations, personnel and the financial performance of the location, subject to the direction of the Company's corporate office. Each Rush Truck Center is also typically staffed by a sales manager, parts manager, service manager, sales representatives, parts employees, and other service and make-ready employees. The sales staff of each Rush Truck and the Equipment Center is compensated on a salary plus commission basis, with a high percentage of compensation based on commission, while the general manager, parts manager and service manager receive a combination of salary and performance bonus, with a high percentage of compensation based on the performance bonus. The Company believes that its employees are among the highest paid in their respective industries.

    General managers annually prepare detailed monthly forecasts and monthly profit and loss statements based upon historical information and projected trends and an element of each general manager's compensation is determined by meeting or exceeding these operating plans. During the year, general managers regularly review their facility's progress with senior management and make appropriate adjustments as needed. All employees of the Company undergo annual performance evaluations.

    The Company has been successful in retaining its senior management, general managers and other employees. The average tenure of the Company's current senior management is 12 years, and the average tenure of its current truck centers' general managers is approximately 11 years. To promote communication and efficiency in operating standards, general managers and members of senior management attend several Company-wide strategy sessions per year. In addition, management personnel attend various industry-sponsored leadership and management seminars and receive continuing education on Peterbilt products, John Deere products, marketing strategies and management information systems.

    Members of senior management regularly travel to each location to provide on-site management and support. Each location is audited twice a year for administrative record-keeping, human resources and environmental compliance matters. The Company has instituted succession planning pursuant to which employees in each truck and equipment center are groomed as assistant managers to assume management responsibilities in existing and future dealerships.

    Purchasing and Suppliers. The Company believes that pricing is an important element of its marketing strategy. Because of its size, the Heavy Duty Truck segment benefits from volume purchases at favorable prices that permit it to achieve a competitive pricing position in the industry. The Company purchases its Peterbilt heavy-duty truck inventory and Peterbilt parts and accessories directly from PACCAR. All other manufacturers' parts and accessories, including those of Cummins, Detroit Diesel, Caterpillar and others are purchased through wholesale vendors or from PACCAR, who buys such products in bulk for resale to the Company and other Peterbilt dealers. All purchasing, volume and pricing levels and commitments are negotiated by the Company's corporate headquarters. The Company has been able to negotiate favorable terms, which facilitates the Company's ability to offer competitive prices for its products.

    The Company purchases all of its John Deere construction equipment inventory and John Deere parts directly from John Deere. All other construction equipment manufacturers' parts and accessories are purchased through wholesale vendors by the Company. Management believes as the equipment center network of dealerships is developed, the Company will be able to negotiate favorable price terms through volume purchasing, and thereby achieve a competitive pricing position in the industry.

    Management Information Systems. Each Rush truck and equipment center maintains a centralized real-time inventory tracking system which is accessible simultaneously by all locations and by the Company's corporate office. The Company utilizes the information assimilated from its management information systems to determine and monitor the appropriate inventory level at each facility. From this information, management has developed a model reflecting historic sales levels of different product lines. This information identifies the appropriate level and mix of inventory and forms the basis of the Company's operating plan. The Company's management information systems and databases are also used to monitor market conditions, sales information and assess product and expansion strategies. Information received from state and regulatory agencies, manufacturers and industry contacts allows the Company to determine market share statistics and gross volume sales numbers for its products as well as those of competitors. This information impacts ongoing operations by allowing the Company to remain abreast of changes within the market and allows management to react accordingly by realigning product lines and by adding new product lines and models.

    Distribution and Inventory Management. The Company utilizes its real-time inventory management tracking system to maintain a close link between each truck center. This link allows for a timely and cost-effective sharing of managerial and sales information as well as the prompt transfer of inventory among various locations. The transfer of inventory reduces delays in delivery, helps maximize inventory turns and assists in controlling problems created by overstock and understock situations. The Company is linked directly to its major suppliers, including PACCAR, GMC, and John Deere via real-time satellite or frame relay communication links for purposes of ordering and inventory management. These automated reordering and satellite communication systems allow the Company to maintain proper inventory levels and permit the Company to have inventory delivered to its locations, or directly to customers, typically within 24 hours of an order being placed.

RECENT ACQUISITIONS

     On March 2, 1998, the Company caused its wholly owned subsidiary, Rush Retail Centers of Texas, Inc., to acquire the stock of D&D Farm and Ranch Supermarket, Inc. for approximately $10.5 million, with the purchase price being a combination of cash and notes payable. The Company accounted for the acquisition as a purchase.

    In October 1997, the Company purchased certain assets and assumed certain liabilities of C.Jim Stewart & Stevenson, Inc., and Stewart & Stevenson Realty Corp., which consisted of one full-service John Deere dealership in Houston, Texas. The acquisition provides the Company with an immediate presence in the construction equipment industry in the state of Texas. The purchase price was approximately $30.2 million, funded by (i) $4 million of cash, (ii) $21.1 million of borrowings under the Company's floor plan financing arrangement with Associates Commercial Corp. and John Deere Inc., (iii) $3,080,000 in real estate borrowings from Frost National Bank, and (iv) a $2,062,500 promissory note payable to the seller.

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

COMPETITION

    There is significant competition both within the markets currently being served by the Company and in new markets into which the Company may enter. Dealer competition continues to increase based on accessibility of dealership location, the number of the Company's dealership locations, price, value, quality and design of the product as well as attention to customer service (including technical service). The Company believes that it is competitive in all of these categories. Despite being what the Company believes to be one of the largest heavy duty truck dealers in the industry in terms of total revenues, during 1997 the Company accounted for approximately 1.7% of all new Class 8 truck sales in the United States.

    The Company's heavy duty truck products compete with Class 8 and Class 7 trucks made by other manufacturers and sold through competing independent and factory-owned truck dealerships, including trucks manufactured by Navistar (International), Mack, Freightliner, Volvo, Ford, Western Star, other Class 8 trucks manufactured by PACCAR (Kenworth) and other manufacturers. Management believes it is able to effectively compete with dealerships and service providers on the basis of overall Peterbilt product quality, reputation and name recognition as well as its ability to provide full parts and service support, financing and insurance and other customer services, at easily accessible locations in high truck traffic areas on or near major highways.

    The Company's construction equipment products compete with construction equipment manufactured by Catepillar, Komatsu, Case, and other manufacturers. Management believes it is able to compete with other dealers and service providers on the basis of overall John Deere product quality, reputation and name recognition as well as its ability to provide full parts and service support, financing and insurance and other customer services.

DEALERSHIP AGREEMENTS

    PACCAR. The Company has entered into non-exclusive dealership agreements (the "Dealership Agreements") with PACCAR with respect to each of the heavy duty truck territories. The Dealership Agreements each have current terms expiring between March 2000 and October 2000 and may be terminated by PACCAR upon a violation by the Company of the provisions contained therein. Upon the expiration of the term of the Dealership Agreements, written renewals of such agreements must be executed by PACCAR. Any termination or non-renewal of the Dealership Agreements must be done by PACCAR in accordance with both state and federal legislation designed to protect dealers from arbitrary termination or non-renewal of franchise agreements. The Automobile Dealers Day in Court Act and applicable state laws provide that termination or non-renewal of a dealership agreement must be done in "good faith" and upon a showing of "good cause" by the manufacturer for such termination or non-renewal, as those terms have been defined by statute and case law. The Company has consistently had its Dealership Agreements renewed and the Company anticipates obtaining renewals in the future. However, no assurances can be given that such renewals will be obtained.

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

    Each of the Company's truck dealerships is required to establish and maintain a ratio of net working capital to total assets ranging from .05 to .25 as provided in its Dealership Agreement. If at any time a dealership's net working capital falls below the minimum requirements as determined from time to time by PACCAR, the dealership is required to take steps reasonably necessary to meet such minimum capital requirements. The Company has had no problem in the past satisfying such minimum capitalization requirements and does not anticipate any problems through fiscal 1998. The Dealership Agreements also require the Company to maintain a uniform accounting system designated by PACCAR and provide PACCAR with monthly financial and operating data.

    The Company is required to provide 60 days' prior written notice to PACCAR before it enters into a written agreement to sell and service the competitive vehicles of another truck manufacturer. The purpose of the notice is to provide PACCAR with an opportunity to evaluate and discuss with the Company the likely effect of such an action on the Company, PACCAR and the other Peterbilt dealers.

    In the event of a change of control of the Company, the Dealership Agreement may be immediately terminated by PACCAR. For this purpose, a change of control occurs (i) if the Dealer Principals (collectively, W. Marvin Rush, W. M. "Rusty" Rush, Robin M. Rush and other executives of the Company) in the aggregate own less than 30% of the capital stock entitled to vote on the election of directors of the Company, or (ii) if any "person" (as that term is defined under the Securities Exchange Act of 1934, as amended) other than the Dealer Principals or any person who has been approved in writing by PACCAR, either (x) owns a greater percentage of the capital stock entitled to vote on the election of directors of the Company than the Dealer Principals in the aggregate, or (y) holds the office of Chairman of the Board, President or Chief Executive Officer of the Company. In the event that the Company were to find it necessary or advisable to sell any of its Peterbilt dealership locations, PACCAR retains the right of first refusal to purchase such dealership location in any proposed sale. The change of control and right of first refusal provisions may have anti-takeover effects.

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

    The GMC Agreement is effective through October 31, 2000 and may be terminated by GMC in specific circumstances. The GMC Agreement is based on the personal relationship between GMC and the Dealer Operators (W. Marvin Rush, W.
M. "Rusty" Rush and Robin M. Rush) and prohibits any attempted assignment, including upon the death or incapacity of one or more of the Dealer Operators, of the GMC Agreement to a third party which is not expressly approved by GMC. With regard to any proposed assignment of the GMC Agreement, GMC retains a right of first refusal on any offers to purchase the GMC Agreement. The Company is also prohibited from making any transfer of more than a ten percent equity interest in the Company without the consent of GMC. Some of the additional grounds upon which GMC may terminate the GMC Agreement are: (a) material conflicts with GMC over the Company's facilities and operations; (b) misconduct by the Company or the Dealer Operators; or (c) failure to maintain the specified net capital requirement and an open line of credit pursuant to the terms of the GMC Agreement. The Company has remained in compliance with the terms of the GMC Agreement and anticipates no conflicts through at least 1998.

    The Company believes that the change of ownership resulting from its initial public offering completed in June 1996 violated the GMC Agreement and that such agreements is terminable by GMC. The termination of the GMC Agreement would not have a material adverse impact on the Company.

    John Deere. The Company has an agreement with John Deere which authorizes the company to act as a dealer of John Deere construction, utility and forestry equipment (the "Construction Dealer Agreement"). The Company's area of responsibility for the sale of John Deere construction equipment is the Houston, Texas Metropolitan area and surrounding 20 counties.

    Pursuant to the Construction Dealer Agreement, the Company is required, among other things, to maintain suitable facilities, provide competent management, actively promote the sale of construction equipment in the designated area of responsibility, fulfill the warranty obligations of John Deere, maintain inventory in proportion to the sales potential in the area of responsibility, provide service and maintain sufficient parts inventory to service the needs of its customers, maintain adequate working capital, and maintain stores only in authorized locations. John Deere is obligated to make available to the Company any finance plans, lease plans, floor plans, parts return programs, sales or incentive programs or similar plans of programs it offers to other dealers. John Deere also provides the Company with promotional items and marketing materials prepared by John Deere for its construction equipment dealers. The Construction Dealer Agreement entitles the Company to use John Deere trademarks and tradenames, with certain restrictions.

    Under the Construction Dealer Agreement the Company cannot acquire other John Deere dealerships without John Deere's prior written consent, which John Deere may withhold in its sole discretion. The prior consent of John Deere is required for the opening of any John Deere store within the Company's designated area of responsibility and for the acquisition of any other

John Deere dealership. In addition, the Company is prohibited from making acquisitions, initiating new business activity, paying dividends, repurchasing its capital stock, or making any other distributions to stockholders if the Company's equity-to-assets ration is below 20%, as calculated by John Deere pursuant to the provisions of the Construction Dealer Agreement, or if such ratio would fall below 20% as a result of such action. As of the end of fiscal 1997, the Company's equity-to-assets ratio was 27.1%.

    The Company's John Deere dealer appointment is not exclusive. John Deere could appoint other dealers in close proximity to the Company's existing store. The area of responsibility can be reduced or terminated by John Deere upon 120 days prior written notice. In addition, the Construction Dealer Agreement can be amended at any time without the Company's consent, so long as the same amendment is uniformly made to the dealer agreements of all other John Deere dealers. John Deere also has the right to sell directly to federal, state, or local governments, as well as national accounts. To the extent John Deere appoints other dealers in the Company's market, reduces the area of responsibility relating to the Company's construction equipment store, or amends the Construction Dealer Agreement or directly sells substantial amounts of equipment to government entities and national accounts, the Company's results of operations and financial condition could be adversely affected.

    Other Suppliers. In addition to John Deere, the Company is an authorized dealer for suppliers of other equipment. The terms of such arrangements vary, but most of these dealership agreements contain termination provisions allowing the supplier to terminate the agreement after a specified notice period (usually 180 days).

FLOOR PLAN FINANCING

    Substantially all of the Company's truck purchases from PACCAR are made on terms requiring payment within 15 days or less from the date of shipment of the trucks from the factory. The Company finances all, or substantially all, of the purchase price of its new truck inventory, and 75% of the loan value of its used truck inventory, under a floor plan arrangement with GMAC under which GMAC pays PACCAR directly with respect to new trucks. The Company makes monthly interest payments on the amount financed but is not required to commence loan principal repayments on new vehicles to GMAC for a period of 12 months and for used vehicles for a period of three months. The loan is collateralized by a lien on the vehicle. The Company's floor plan agreements with its primary lender limit the aggregate amount of borrowings based on the number of new and used trucks. At December 31, 1997, the Company's floor plan arrangements permit the financing of up to 1,046 new trucks and 422 used trucks and, the Company had $30.7 million outstanding under its floor plan financing arrangement with GMAC. GMAC permits the Company to earn interest at the prime rate on overnight funds deposited by the Company with GMAC for up to 62.5% of the amount borrowed under its floor plan financing, real estate financing and revolving credit arrangements with GMAC. GMAC has indicated that it will continue to provide GMAC financing to the Company in the absence of a franchise agreement with GMC.

Substantially all of the Company's new construction equipment purchases are financed by John Deere and Associates Commercial Corp. The Company finances all, or substantially all, of the purchase price of its new equipment inventory under its floor plan facilities. The agreement with John Deere provides interest free financing for five months after which time the amount financed is required to be paid in full, or an immediate 3% discount with payment due in 30 days. When the equipment is sold prior to the expiration of the five month period, the Company is required to repay the principal within approximately 15 days of the sale. Should the equipment financed by John Deere not be sold within the five month period, it is transferred to the Associates Commercial Corp. floor plan arrangement. The Company makes principal payments to Associates Commercial Corp., for sold inventory, on the 15th day of each month . Used and rental equipment, to a maximum of book value, is financed under a floor plan arrangement with Associates Commercial Corp. The Company makes monthly interest payment on the amount financed and is required to commence loan principal repayments on rental equipment as book value reduces. Principal payments, for sold inventory, on used equipment are made the 15th day of each month following the sale. The loans are collateralized by a lien on the equipment. As of December 31, 1997, the Company's floor plan arrangement with Associates Commercial Corp. permit the financing of up to $20 million in equipment. At December 31, 1997, the Company had $7.6 million and $19.4 million, outstanding under its floor plan financing arrangements with John Deere and Associates Commercial Corp., respectively.

PRODUCT WARRANTIES

    PACCAR provides retail purchasers of new trucks with a limited warranty against defects in materials and workmanship, excluding certain specified components which are separately warranted by component suppliers. The Company does not otherwise provide any warranty to retail purchasers of new trucks.

    John Deere provides retail purchasers of new equipment with a limited warranty against defects in materials and workmanship, excluding certain specified components which are separately warranted by component suppliers. The Company does not otherwise provide any warranty to retail purchasers of new equipment.

    The Company generally sells its used trucks and equipment "as is" and without manufacturer's warranty, although manufacturers sometimes provide limited warranties on used vehicles if they have been reconditioned at the Rush Truck Center prior to resale or if the manufacturer's warranty on the truck or equipment is transferrable and has not yet expired. The customer does not receive any warranty from the Company.

BACKLOG

    At December 31, 1997, the Company's backlog of truck orders was approximately $135 million, compared to $80.0 million at December 31, 1996. The Company includes in backlog only confirmed orders. It takes between 60 days and six months for the Company to receive delivery from PACCAR once an order is placed. The Company expects to fill at least 90% of these orders by the end of 1998. The Company sells approximately 75% of its new heavy-duty trucks by customer special order, with the remainder sold out of inventory. Included in the Company's backlog as of December 31, 1997 are orders from a number of the Company's major fleet customers.

GOVERNMENT REGULATION

    The Heavy Duty Truck segment is subject to the National Traffic and Motor Vehicle Safety Act (the "Act"), Federal Motor Vehicle Safety Standards promulgated by the DOT and various state motor vehicle regulatory agencies. The Company believes that it is in compliance with the Act and applicable standards.

    The Company's service and body shop facilities are subject to federal, state and local laws and regulations concerning environmental matters with respect to air quality and discharges into the environment, as well as storage, shipping, disposing and manifesting of hazardous materials and hazardous and non-hazardous waste. These environmental matters are associated with the repair and maintenance of heavy-duty trucks and construction equipment at the Company's facilities, and no location or operation exceeds small quantity generation status. In addition, these laws and regulations affect the storing, dispensing and discharge of petroleum-based products and other waste, and require the Company to secure permits in connection with its dealership operations. The securing of permits and compliance with all laws and regulations can be costly and could, in the future, affect the Company's earnings; however, to date, the cost of permitting and compliance has not been material. Further, each dealership must comply with local governmental requirements concerning zoning, land use and environmental factors. Although the Company has not experienced difficulties in obtaining the required licensing or approvals, difficulties in obtaining such licensing or approvals in the future could result in delays in the opening of proposed new dealerships. State and local laws and regulations also require each dealership to obtain licenses to operate as a dealer in heavy-duty vehicles. The Company has obtained all necessary licenses and permits, and management believes the Company is in full compliance with all federal, state and local laws and regulations.

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

TRADEMARKS

    The Peterbilt, Volvo, GMC and John Deere trademarks and trade names, which are licensed from each of the respective corporations, are recognized internationally and play an important role in the marketing of the Company's products. Each corporation engages in a continuous program of trademark and trade name protection in all marketing areas. The Company holds a registered trademark with the U. S. Patent and Trademark Office for the name "Rush."

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

EMPLOYEES

    At December 31, 1997, the Company employed approximately 983 people, of which 102 were involved in the new truck department, 35 in the used truck department, 14 in equipment sales 641 in parts, service and body shop services, 14 in insurance agency services, six in financing services, 78 in truck leasing and equipment rental operations and 93 in administrative, management and corporate functions.

    The Company has no contracts or collective bargaining agreements with labor unions and has never experienced work stoppages. The Company considers its relations with employees to be satisfactory.

ITEM 2.  PROPERTIES

    The Company owns its truck center locations in Houston (4) and San Antonio
(1), Texas, as well as 6,000 square feet of administrative office space located in San Antonio, Texas, its Oklahoma City, Oklahoma facilities, its equipment center in Houston, Texas, and a 4,140-acre ranch located in Cotulla, Texas. The remaining facilities operate on leased premises, with the unexpired terms of the leases ranging from six months to seven years, inclusive of options to renew. The Company has an option to terminate its leases on the Bossier City, Louisiana and Laredo, Texas locations, by providing notice and paying rent in an amount ranging from three to six months. In all cases the Company pays a fixed rent and is responsible for taxes, insurance, repairs and maintenance. For 1997, the total net rent expense for the Company's leased stores was approximately $1.1 million. The building square footage of the Company's full-service truck centers range in size from 13,500 to 73,000 square feet, and are situated on lots ranging from three to 14 acres, while the parts/service facilities range in size from 2,500 to 6,200 square feet, and are situated on lots ranging from 0.4 to five acres. The Company's equipment center is approximately 44,000 square feet.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's shareholder's during the fourth quarter of the fiscal year ended December 31, 1997.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

     The Company's common stock, $0.01 par value ("Common Stock"), is listed for quotation on the Nasdaq National Market ("NASDAQ/NMS") under the symbol "RUSH." From June 7, 1996, the date of the Company's initial public offering, the following table sets forth the high and low closing sales prices for the Common Stock for the fiscal periods indicated, as reported by the Nasdaq/NMS. The quotations represent prices in the over-the-counter market between dealers in securities, do not include retail markup, markdown or commissions and may not necessarily represent actual transactions.

                                                 High             Low
                                               --------         --------
Fiscal 1997:
First Quarter     . . . . . . . . . . . . . .  $ 12.38          $  8.13
Second quarter    . . . . . . . . . . . . . .  $  9.00          $  5.75
Third quarter     . . . . . . . . . . . . . .  $  9.63          $  5.63
Fourth quarter    . . . . . . . . . . . . . .  $  9.75          $  8.00

Fiscal 1996:
Second quarter (from June 7, 1996)  . . . . .  $ 14.00          $ 12.25
Third quarter       . . . . . . . . . . . . .  $ 12.75          $ 12.00
Fourth quarter      . . . . . . . . . . . . .  $ 13.13          $ 12.00

     As of March 26, 1998, there were approximately 65 record holders of the Common Stock and approximately 750 beneficial holders of the common stock.

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

ITEM 6.  SELECTED FINANCIAL DATA

SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA

    The following Selected Consolidated Financial and Operating Data relating to the Company has been taken or derived from the Consolidated Financial Statements and other records of the Company. The consolidated statements of income and consolidated balance sheets for each of the five years in the period ended December 31, 1997, have been audited by Arthur Andersen LLP, independent public accountants. The Financial and Operating Data presented below may not be comparable between periods in all material respects or indicative of the Company's future financial position or results of operations due primarily to acquisitions which occurred during the periods presented, including the acquisition of the Company's California, Oklahoma, and Colorado heavy-duty truck operations in February 1994, in December 1995, and in March 1997, respectively, and the Company's acquisition of the Houston, Texas John Deere construction equipment center in October 1997. See Note 18 to the Company's Consolidated Financial Statements for a discussion of such acquisitions. The Selected Consolidated Financial and Operating Data should be read in conjunction with the Company's Historical Consolidated Financial Statements and related notes and other financial information included elsewhere herein. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                YEAR ENDED DECEMBER 31,
                                         ---------------------------------------------------------------
                                            1993          1994         1995           1996          1997
                                            ----          ----         ----           ----          ----
                                                                    (IN THOUSANDS)
SUMMARY OF INCOME
STATEMENT DATA
Revenues
  New and used truck sales........      $  79,909     $ 143,569     $ 192,949      $ 258,613     $ 290,495
  Parts and service ..............         24,604        46.516        53,368         64,505        78,665
  Construction Equipment
  sales...........................           --            --            --             --           7,518
  Lease and rental ...............          2,158         5,476        10,058         13,426        14,761
  Finance and insurance...........          2,247         3,774         3,980          5,855         6,026

  Other ..........................          1,353         1,936         1,279          1,262         1,904
                                        ---------     ---------     ---------      ---------     ---------
    Total revenues ...............        110,271       201,271       261,634        343,661       399,369
Cost of products sold ............         95,811       168.254       219,059        289,143       334,583
                                        ---------     ---------     ---------      ---------     ---------
Gross profit .....................         14,460        33,017        42,575         54,518        64,786
Selling, general and
administrative
  expenses .......................         11,101        25,789        31,238         40,552        50,618
Depreciation and
amortization
  expense ........................          1,022         1,615         1,846          2,416         2,977
                                        ---------     ---------     ---------      ---------     ---------
Operating income .................          2,337         5,613         9,491         11,550        11,191
Interest expense .................            998         2,048         2,886          3,053         2.513
Minority interest ................           --             123           162           --            --
                                        ---------     ---------     ---------      ---------     ---------
Income from continuing
operations before income
taxes.............................          1,339         3,442         6,443          8,497         8,678
Income tax
expense ..........................           --            --            --            2,295         3,298
                                        ---------     ---------     ---------      ---------     ---------
Income from continuing
operations........................          1,339         3,442         6,443          6,202         5,380
Discontinued operations --
  Operating income (loss).........            325           283          (224)          --            --
  Gain on disposal ...............           --            --           1,785           --            --
                                        ---------     ---------     ---------      ---------     ---------
Income from discontinued
  operations .....................            325           283         1,561           --            --
                                        ---------     ---------     ---------      ---------     ---------
Net income .......................      $   1,664     $   3,725     $   8,004      $   6,202     $   5,380
                                        =========     =========     =========      =========     =========

                                                                                    YEAR ENDED DECEMBER 31,
                                                                                    -----------------------
                                                                                       1995        1996
                                                                                       ----        ----
                                                                                  (IN THOUSANDS EXCEPT PER
                                                                                         SHARE DATA)
PRO FORMA INCOME
STATEMENT DATA (Unaudited)
Income from continuing operations before taxes ...................................     $6,443     $8,497
Pro forma adjustments to reflect federal and state income
  taxes(1) .......................................................................      2,448      3,229
                                                                                       ------     ------
Pro forma income from continuing operations after provision for income taxes .....     $3,995     $5,268
                                                                                       ======     ======
Pro forma basic and diluted income from continuing operations per share(2) .......     $  .93     $  .94
                                                                                       ======     ======
Weighted average shares outstanding used in the pro forma basic and
  diluted \income from continuing operations per share calculation................      4,297      5,590
                                                                                       ======     ======


                                                         YEAR ENDED DECEMBER 31,
                                    ------------------------------------------------------------------
                                          1993            1994        1995        1996        1997
                                          ----            ----        ----        ----        ----
                                                  (IN THOUSANDS, EXCEPT OPERATING DATA)
OPERATING DATA
Number of locations --
  Full-service....................                  2            6          8           8          11
  Parts/service...................                  5            5          6           6           6
                                                    -            -          -           -           -
    Total locations...............                  7           11         14          14          17
Unit truck sales --
  New trucks......................                982        1,705      2,263       2,871       3,040
  Used trucks.....................                647          889      1,135       1,349       1,952
                                                  ---          ---      -----       -----       -----
    Total unit trucks sales.......              1,629        2,594      3,398       4,220       4,992
Aggregate new and used truck
finance
  contracts sold (in thousands)...            $32,188      $45,453    $53,165     $76,390     $91,445
Truck lease and rental units......                143          345        521         559         628

                                                 YEAR ENDED DECEMBER 31,
                              ----------------------------------------------------------------
                                   1993            1994        1995        1996       1997
                                   ----            ----        ----        ----       ----
                                                        (IN THOUSANDS)
BALANCE SHEET DATA
Working capital..............          $(245)        $(937)       $626     $24,676    $18,364
Inventories..................          14,183        20,755     36,517      36,688     66,757
Total assets.................          29,263        44,185     76,079     109,217    155,478
Floor plan financing.........          10,648        17,325     34,294      42,228     63,268
Line-of-credit
  borrowings.................             950           860         10          20         20
Long-term debt, including
  current portion............           8,167         8,887     17,287      15,547     25,181
Shareholders' equity.........           2,706         4,376      7,685      36,692     42,072

(1) For all periods presented prior to the Company's public offering on June 7, 1996, the Company was an S corporation and was not generally subject to corporate income taxes. The pro forma income tax provision has been computed as if the Company were subject to corporate income taxes for all periods presented based on the tax laws in effect during the respective periods. See
    Note 16 to the Consolidated Financial Statements.

(2) Pro forma basic and diluted income from continuing operations per share was computed by dividing pro forma income from continuing operations by the weighted average number of common shares outstanding, as adjusted for the stock split of the Common Stock and giving pro forma effect for the issuance of 547,400 shares of Common Stock, at an initial public offering price of $12.00 per share, to repay the line-of-credit borrowings made to fund the approximately $6.0 million distribution to the Company's sole shareholder of the undistributed taxable S corporation earnings. See Notes 3 and 5 to the Consolidated Financial Statements.

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

    Rush Enterprises consist of a Heavy Duty Truck segment and a Construction Equipment Segment. The Heavy Duty Truck segment operates a regional network of truck centers that provide an integrated one-stop source for the trucking needs of its customers, including retail sales of new Peterbilt and used heavy-duty trucks; parts, service and body shop facilities; and a wide array of financial services, including the financing of new and used truck purchases, insurance products and truck leasing and rentals. The Construction Equipment segment operates a full-service John Deere dealership whose operations include the retail sale of new and used equipment, an after-market parts and service facility, equipment rentals, and the financing of new and used equipment.

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

    In September 1997, the Company opened a new full-service Peterbilt dealership in Pharr, Texas. This location is strategically positioned to take advantage of increased heavy-duty truck traffic resulting from the North American Free Trade Agreement.

    In October 1997, the Company purchased certain assets and assumed certain liabilities of C.Jim Stewart & Stevenson, Inc., which consisted of one full-service John Deere dealership in Houston, Texas. The acquisition provides the Company with an immediate presence in the construction equipment industry in the state of Texas. The purchase price was approximately $30.2 million, funded by (i) $4 million of cash, (ii) $21.1 million of borrowings under the Company's floor plan financing arrangement with Associates Commercial Corp. and John Deere Inc., (iii) $3,080,000 in real estate borrowings from Frost National Bank, and
(iv) a $2,062,500 promissory note payable to the seller.

RESULTS OF OPERATIONS

The following discussion and analysis includes the Company's historical results of operations for 1995, 1996, 1997.

    The following table sets forth for the years indicated certain financial data as a percentage of total revenues:

                                                  YEAR ENDED DECEMBER 31,
                                             -------------------------------
                                             1995         1996          1997
                                             ----         ----          ----
New and used truck sales................     73.7%        75.3%         72.7%
Parts and service.......................     20.4         18.8          19.7
Construction Equipment Sales                   --           --           1.9
Lease and rental........................      3.8          3.9           3.7
Finance and insurance...................      1.5          1.7           1.5
Other...................................      0.5          0.4           0.5
                                              ---          ---           ---
          Total revenues................    100.0        100.0         100.0
Cost of products sold...................     83.7         84.1          83.8
                                             ----         ----          ----
Gross profit............................     16.3         15.9          16.2
Selling, general and administrative
  expenses..............................     11.9         11.8          12.7
Depreciation and amortization...........      0.7          0.7           0.7
                                              ---          ---           ---
Operating income........................      3.6          3.4           2.8
Interest, net...........................      1.0          0.9           0.6
                                              ---          ---           ---
Income from continuing operations.......      2.6%         2.5%          2.2%
                                            =====         ====          ====

FISCAL YEAR ENDED DECEMBER 31, 1997 COMPARED WITH FISCAL YEAR ENDED DECEMBER 31, 1996.

Revenues

    Revenues increased by approximately $55.8 million, or 16.2%, from $343.6 million to $399.4 million from 1996 to 1997. This increase was attributable to gains achieved from each of the Company's revenue categories, with the largest increase resulting from the acquisition of the Company's Colorado facilities in March 1997.

    Sales of new and used trucks increased by approximately $31.9 million, or 12.3%, from $258.6 million to $290.5 million from 1996 to 1997. Unit sales of new and used trucks increased by 5.9% and 44.7%, respectively. The average selling price of new trucks increased by .61% while used truck average selling prices increased by 1.76%. New truck and used truck prices increased due to product mix and increased market demand.

    Parts and service sales increased by approximately $14.2 million, or 22.0%, from $64.5 million to $78.7 million from 1996 to 1997, with the inclusion of the Colorado, Pharr and John Deere operations accounting for approximately 73% of the increase and the remainder being attributed to growth at existing locations.

    Lease and rental revenues increased by approximately $1.4 million, or 10.4%, from $13.4 million to $14.8 million from 1996 to 1997, primarily as a result of an increase of 12.3% in the size of the rental fleet in 1997 compared to 1996, and the addition of leasing facilities at the San Antonio and Pharr locations in December 1997.

    Finance and insurance revenues increased by approximately $171,000, or 2.9%, from $5.8 million to $6.0 million from 1996 to 1997. The lack of substantial growth resulted from increased competition coupled with higher borrowing costs during the first half of 1997. Finance and insurance revenues have limited direct costs and, therefore, contribute a disproportionate share of operating profits.

Gross Profit

    Gross profit increased by approximately $10.3 million, or 18.8%, from $54.5 million to $64.8 million from 1996 to 1997, primarily due to the increase in revenues from the acquisition of the Colorado and John Deere operations, and opening of the Pharr location. Gross profit as a percentage of sales increased slightly from 15.9% during 1996 to 16.2% during 1997. The increase in gross margins was due to a .29% increase in gross profit on the sale of new and used trucks, the inclusion of the construction equipment store which had a gross margin of 20.6% on approximately $10.2 million in sales, which was offset by a
 .27% decrease in gross margins on parts and service sales.

Selling, General and Administrative Expenses

    Selling, general and administrative expenses increased by approximately $10.0 million, or 24.6%, from $40.6 million to $50.6 million from 1996 to 1997. The increase includes $5.8 million attributable to the addition of the Colorado and Pharr truck stores and the John Deere construction equipment center. The remaining increase resulted from an increase in truck sales commissions, increases in salaries, and infrastructure costs associated with the opening of the Pharr facility. Selling general and administrative expenses as a percent of revenue were 11.8% and 12.7% in 1996 and 1997, respectively.

Interest Expense, Net

    Net interest expense decreased by approximately $540,000, or 17.4%, from approximately $3.1 million to $2.5million, from 1996 to 1997. Interest expense decreased primarily as a result of decreased levels of indebtedness due to the Company's initial public offering on June 7, 1996.

Income from Continuing Operations Before Income Taxes

Income from continuing operations increased by $181,000, or 2.1%, from $8.5 million to $8.7 million, from 1996 to 1997, as a result of the factors described above.

Income Taxes

Income taxes increased by $1 million, or 43.5%, from $2.3 million to $3.3 million, from 1996 to 1997. The increase is a result of the Company's initial public offering and termination of its subchapter S tax status during June of 1996, thus only incurring federal income tax expense for approximately half of 1996. The company's effective tax rate for 1996 and 1997 was 38%.

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

Income from Continuing Operations Before Income Taxes

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

FISCAL YEAR ENDED DECEMBER 31, 1995 COMPARED WITH FISCAL YEAR ENDED DECEMBER 31, 1994.

Revenues

    Revenues increased by approximately $60.4 million, or 30.0%, from $201.3 million to $261.6 million from 1994 to 1995. This increase was attributable to gains achieved by each of the Company's revenue categories. Approximately one-half of the increase from 1994 to 1995 is due to the inclusion in 1995 of a full year's results of the Company's California dealership operations which were acquired in February 1994. Increased activity at the Company's San Antonio dealership was the next largest contributor to revenue growth, while the balance of the improvement came throughout all other operating locations.

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

    Parts and service sales increased by approximately $6.9 million, or 14.8%, from $46.5 million to $53.4 million primarily as the result of the factors discussed above plus the addition of 18 service and body shop bays at the Company's facilities in San Antonio, Texas (10), Lufkin, Texas (6) and Fontana, California (2). Pricing information and decisions improved following the implementation of the Company's new management information systems installed in 1994.

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

Income from Continuing Operations Before Income Taxes

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

    At December 31, 1997, the Company had working capital of approximately $18.4 million, including $19.8 million in cash, $20.9 million in accounts receivable, $66.8 million in inventories, and $381,000 in prepaid expenses offset by $63.3 million outstanding under floor plan financing, $2.4 million in current maturities of long-term debt, $5.8 million of accounts payable, $12.5 million in accrued expenses, and $5.5 million in a note payable to shareholder. The aggregate maximum borrowing limits under working capital lines of credit with its primary truck lender are approximately $8.0 million. The Company's floor plan agreements with its primary truck lender limit the aggregate amount of borrowings based on the number of new and used trucks. As of December 31, 1997, the Company's floor plan arrangements permit the financing of up to 1,046 new trucks and 422 used trucks, respectively, and the availability for new and used trucks is 704 and 192, respectively. The Company's floor plan agreement with its primary construction equipment lender is based on the book value of the Company's construction equipment inventory.

As of December 31, 1997, the aggregate amount of borrowing capacity was $20 million, with approximately $19.4 million outstanding. Additional amounts are available under the Company's John Deere dealership agreement. At December 31, 1997, approximately $7.6 million was outstanding pursuant to the John Deere dealership agreement.

     For 1997, operating activities resulted in net cash provided by operations of approximately $9.3 million. Net income of $5.4 million, decreases in accounts receivable and other assets of $2.2 million and $1.1 million respectively, and increases in depreciation and amortization, accounts payable, accrued expenses, and the provision for deferred income taxes, of $3.0 million, $594,000 $3.9 million and, $153,000 more than offset an increase in inventory of $6.7 million and the gain on sale of property and equipment of $305,000.

     During 1997, the Company used $46.1 million of net cash in investing activities, including expenditures of $36.1 million related to the acquisition of the Colorado Peterbilt locations and the Equipment Center and $10.2 million that was principally related to the expansion of its various facilities, including the construction of the Pharr store.

     Net cash provided by financing activities in 1997 amounted to $35.1 million. Cash flows from financing activities included proceeds of $21.0 million from notes payable primarily due to the refinancing of real estate, a net increase of $21.0 million in floor plan financings due to the addition of the John Deere equipment center and principal payments on notes payable of $6.9 million.

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

    During 1997, the Company arranged financing for approximately 31.5% of its total new and used truck sales, with approximately 64% related to new truck sales and the remaining 36% of financing related to used truck sales. The Company's new and used truck financing is typically provided through Associates and PACCAR Financial. The Company financed approximately $91.4 million of new and used truck purchases in 1997. The Company's contracts with Associates and PACCAR Financial provide for payment to the Company of all finance charges in excess of a negotiated discount rate within 30 days of the date of financing, with such payments subject to offsets resulting from the early pay-off, or defaults under, installment contracts previously sold to Associates and PACCAR Financial by the Company. The Company's agreements with Associates and PACCAR Financial limit the aggregate liability of the Company for repossession losses resulting from defaults under the installment contracts sold to Associates and PACCAR Financial to $400,000 and $200,000 per year, respectively.

    Substantially all of the Company's truck purchases from PACCAR are made on terms requiring payment within 15 days or less from the date of shipment of the trucks from the factory. The Company finances all, or substantially all, of the purchase price of its new truck inventory, and 75% of the loan value of its used truck inventory, under a floor plan arrangement with GMAC under which GMAC pays PACCAR directly with respect to new trucks. The Company makes monthly interest payments on the amount financed but is not required to commence loan principal repayments prior to sale on new vehicles to GMAC for a period of 12 months and for used vehicles for a period of three months. At December 31, 1997, the Company had $36.3 million outstanding under its floor plan financing arrangement with GMAC. GMAC permits the Company to earn, for up to 62.5% of the amount borrowed under its floor plan financing arrangement with GMAC, interest at the prime rate, less one-half of a percent, on overnight funds deposited by the Company with GMAC.

Substantially all of the Company's new equipment purchases are financed by John Deere and Associates Commercial Corp. The Company finances all , or substantially all, of the purchase price of its new equipment inventory, under its floor plan facilities. The agreement with John Deere provides interest free financing for five months after which time the amount financed is required to be paid in full, or an immediate 3% discount with payment due in 30 days. When the equipment is sold prior to the expiration of the five month period, the Company is required to repay the principal within approximately 15 days of the sale. Should the equipment financed by John Deere not be sold within the five month period, it is transferred to the Associates Commercial Corp. floor plan arrangement. The Company makes principal payments to Associates Commercial Corp., for sold inventory, on the 15th day of each month . Used and rental equipment, to a maximum of book value, is financed under a floor plan arrangement with Associates Commercial Corp. The Company makes monthly interest payments on the amount financed and is required to commence loan principal repayments on rental equipment as book value reduces. Principal payments, for sold inventory, on used equipment are made the 15th day of each month following the sale. The loans are collateralized by a lien on the equipment. The Company's floor plan agreements limit the aggregate amount of borrowings based on the book value of new and used equipment units. As of December 31, 1997, the Company's floor plan arrangement with Associates Commercial Corp. permits the financing of up to $20 million in construction equipment. At December 31, 1997, the Company had $7.6 million and $19.4 million, outstanding under its floor plan financing arrangements with John Deere and Associates Commercial Corp., respectively.

Seasonality

    The Company's heavy-duty truck business is moderately seasonal. Seasonal effects on new truck sales related to the seasonal purchasing patterns of any single customer type are mitigated by the Company's diverse customer base, including small and large fleets, governments, corporations and owner operators. However, truck, parts and service operations historically have experienced higher volumes of sales in the third and fourth quarters. The Company has historically received benefits from volume purchases and meeting vendor sales targets in the form of cash rebates, which are typically recognized when received. Approximately 40% of such rebates are typically received in the fourth quarter, resulting in a seasonal increase in gross profit.

    Seasonal effects in the construction equipment business are primarily driven by the weather. As the Company's construction equipment dealership is located in Houston, Texas, where winters are mild, seasonality currently does not have a material effect on the Company's construction equipment business. Additionally, any seasonal effects, resulting from future acquisitions, on construction equipment sales related to the seasonal purchasing patterns of any single customer type are mitigated by the Company's diverse customer base that includes contractors, for both residential and commercial construction, utility companies, federal, state and local government agencies, and various petrochemical, industrial and material supply type businesses that require construction equipment in their daily operations.

Cyclicality

    The Company's business, as well as the entire retail heavy-duty truck industry, is dependent on a number of factors relating to general economic conditions, including fuel prices, interest rate fluctuations, economic recessions and customer business cycles. In addition, unit sales of new trucks have historically been subject to substantial cyclical variation based on such general economic conditions. Although industry-wide domestic retail sales of heavy-duty trucks exceeded 200,000 units for the first time in 1995 according to R.L. Polk, new order volume declined toward the end of that year and the industry recorded approximately 185,000 new truck registrations in 1997. The industry forecasts an increase of approximately 3% in heavy-duty new truck sales in 1998. Although the Company believes that its geographic expansion and diversification into truck-related services, including financial services, leasing, rentals and service and parts, will reduce the overall impact to the Company resulting from general economic conditions affecting heavy-duty truck sales, the Company's operations may be materially and adversely affected by any continuation or renewal of general downward economic pressures or adverse cyclical trends.

Year 2000

The efficient operation of the Company's business is dependent on its computer software programs and operating systems (collectively, "Programs and Systems"). These Programs and Systems are used in several key areas of the Company's business, including information management services and financial reporting, as well as in various administrative functions. The

Company has been evaluating its Programs and Systems to identify potential year 2000 compliance problems, as well as manual processes, external interfaces with customers, and services supplied by vendors to coordinate year 2000 compliance and conversion. The year 2000 problem refers to the limitations of the programming code in certain existing software programs to recognize date sensitive information for the year 2000 and beyond. Unless modified prior to the year 2000, such systems may not properly recognize such information and could generate erroneous data or cause a system to fail to operate properly.

     Based on current information, the Company expects to attain year 2000 compliance and institute appropriate testing of its modifications and replacements in a timely fashion and in advance of the year 2000 date change. It is anticipated that modification or replacement of the Company's Programs and Systems will be performed in-house by Company personnel. The Company believes that, with modifications to existing software and conversions to new software, the year 2000 problem will not pose a significant operational problem for the Company. However, because most computer systems are, by their very nature, interdependent, it is possible that non-compliant third party computers may not interface properly with the Company's computer systems. The Company could be adversely affected by the year 2000 problem if it or unrelated parties fail to successfully address this issue. Management of the Company currently anticipates that the expenses and capital expenditures associated with its year 2000 compliance project will not have a material effect on its financial position or results of operations.

Effects of Inflation

    The Company believes that the relatively moderate inflation over the last few years has not had a significant impact on the Company's revenue or profitability. The Company does not expect inflation to have any near-term material effect on the sales of its products, although there can be no assurance that such an effect will not occur in the future.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


Report of Independent Public Accountants                                                               52
Consolidated Balance Sheets as of  December 31, 1996 and 1997.                                         53

Consolidated Statements of Income for the years ended December 31, 1995, 1996 and 1997.                54
Consolidated Statements of Shareholders' Equity for the years ended December 31, 1995, 1996 and 1997.  56

Consolidated Statements of Cash Flows for the years ended December 31, 1995, 1996 and 1997.            57

Notes to Consolidated Financial Statements                                                             58

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Shareholders and Board of Directors of Rush Enterprises, Inc.:

We have audited the accompanying consolidated balance sheets of Rush Enterprises, Inc. (a Texas corporation), and subsidiaries as of December 31, 1996 and 1997, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rush Enterprises, Inc., and subsidiaries as of December 31, 1996 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.



                                              ARTHUR ANDERSEN LLP


San Antonio, Texas
February 20, 1998

                    RUSH ENTERPRISES, INC., AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1996 AND 1997

               (In Thousands, Except Shares and Per Share Amounts)



                                                                                          1996        1997
                                                                                          ----        ----
                                            ASSETS
                                            ------
CURRENT ASSETS:
   Cash and cash equivalents                                                            $ 21,507     $ 19,816
   Accounts receivable, net                                                               23,064       20,894
   Inventories                                                                            36,688       66,757
   Prepaid expenses and other                                                              1,503          381
                                                                                        --------     --------

                         Total current assets                                             82,762      107,848

PROPERTY AND EQUIPMENT, net                                                               23,222       34,158

OTHER ASSETS, net                                                                          3,233       13,472
                                                                                        --------     --------

                         Total assets                                                   $109,217     $155,478
                                                                                        ========     ========

                             LIABILITIES AND SHAREHOLDERS' EQUITY
                             ------------------------------------

CURRENT LIABILITIES:
   Floor plan notes payable                                                             $ 42,228     $ 63,268
   Current maturities of long-term debt                                                    2,115        2,439
   Advances outstanding under lines of credit                                                 20           20
   Trade accounts payable                                                                  5,157        5,751
   Accrued expenses                                                                        8,566       12,556
   Note payable to shareholder                                                              --          5,450
                                                                                        --------     --------

                         Total current liabilities                                        58,086       89,484
                                                                                        --------     --------

LONG-TERM DEBT, net of current maturities                                                 13,412       22,742

DEFERRED INCOME TAXES, net                                                                 1,027        1,180

COMMITMENTS AND CONTINGENCIES (Note 17)

SHAREHOLDERS' EQUITY:
   Preferred stock, par value $.01 per share; 1,000,000 shares authorized; 0 shares
     outstanding in 1996 and 1997                                                           --           --
   Common stock, par value $.01 per share; 25,000,000 shares authorized; 6,643,730
     shares outstanding in 1996 and 1997 (Note 3)                                             66           66
   Additional paid-in capital                                                             33,342       33,342
   Retained earnings                                                                       3,284        8,664
                                                                                        --------     --------

                         Total shareholders' equity                                       36,692       42,072
                                                                                        --------     --------

                         Total liabilities and shareholders' equity                     $109,217     $155,478
                                                                                        ========     ========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    RUSH ENTERPRISES, INC., AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

              FOR THE YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997

                    (In Thousands, Except Per Share Amounts)

                                                               1995          1996          1997
                                                               ----          ----          ----
REVENUES:
   New and used truck sales                                 $ 192,949      $ 258,613     $ 290,495
   Parts and service                                           53,368         64,505        78,665
    Construction equipment sales                                 --             --           7,518
   Lease and rental                                            10,058         13,426        14,761
   Finance and insurance                                        3,980          5,855         6,026
   Other                                                        1,279          1,262         1,904
                                                            ---------      ---------     ---------

                            Total revenues                    261,634        343,661       399,369

COST OF PRODUCTS SOLD                                         219,059        289,143       334,583
                                                            ---------      ---------     ---------

GROSS PROFIT                                                   42,575         54,518        64,786

SELLING, GENERAL AND ADMINISTRATIVE                            31,238         40,552        50,618

DEPRECIATION AND AMORTIZATION                                   1,846          2,416         2,977
                                                            ---------      ---------     ---------

OPERATING INCOME                                                9,491         11,550        11,191
                                                            ---------      ---------     ---------

INTEREST INCOME (EXPENSE):
   Interest income                                               --            1,118         1,155
   Interest expense                                             2,886          4,171         3,668
                                                            ---------      ---------     ---------

                            Total interest expense, net         2,886          3,053         2,513
                                                            ---------      ---------     ---------

MINORITY INTEREST                                                 162           --            --
                                                            ---------      ---------     ---------

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES           6,443          8,497         8,678
                                                            ---------      ---------     ---------

PROVISION FOR INCOME TAXES                                       --            2,295         3,298
                                                            ---------      ---------     ---------

INCOME FROM CONTINUING OPERATIONS                               6,443          6,202         5,380
                                                            ---------      ---------     ---------

DISCONTINUED OPERATIONS:
   Operating loss                                                (224)          --            --
   Gain on disposal                                             1,785           --            --
                                                            ---------      ---------     ---------

INCOME FROM DISCONTINUED OPERATIONS                             1,561           --            --
                                                            ---------      ---------     ---------

NET INCOME                                                  $   8,004      $   6,202     $   5,380
                                                            =========      =========     =========

                    RUSH ENTERPRISES, INC., AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997

                    (In Thousands, Except Per Share Amounts)

                                                                                      1995         1996         1997
                                                                                      ----         ----         ----
BASIC AND DILUTED EARNINGS PER SHARE (Note 15):
   Net income loss before discontinued operations                                  $     1.50   $     1.11   $      .81
   Income from discontinued operations                                                    .36            -            -
                                                                                   ----------   ----------   ----------
   Net income per common share                                                     $     1.86   $     1.11   $      .81
                                                                                   ==========   ==========   ==========

UNAUDITED PRO FORMA DATA (Note 5):
   Income from continuing operations before income taxes                           $    6,443   $    8,497
   Pro forma adjustments to reflect federal and state income taxes                      2,448        3,229
                                                                                   ----------   ----------

   Pro forma income from continuing operations after provision for income
     taxes                                                                         $    3,995   $    5,268
                                                                                   ==========   ==========

   Pro forma basic and diluted income from continuing operations per share         $      .93   $      .94
                                                                                   ==========   ==========

   Weighted average shares outstanding used in the pro forma basic and
     diluted income from continuing operations per share calculation                    4,297        5,590
                                                                                   ==========   ==========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    RUSH ENTERPRISES, INC., AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997

                                 (In Thousands)

                                                                Common Stock,
                                                            Rush Enterprises, Inc.
                                                           ------------------------
                                                            Shares                      Additional
                                                           Issued and        $.01         Paid-In     Retained
                                                          Outstanding     Par Value      Capital      Earnings
                                                          -----------     ---------      ----------   --------
BALANCE, December 31, 1994                                  3,750          $     38     $    735      $  3,603

NET INCOME                                                   --                --           --           8,004

DIVIDENDS DECLARED                                           --                --           --          (4,695)
                                                         --------          --------     --------      --------

BALANCE, December 31, 1995                                  3,750                38          735         6,912

NET INCOME, January 1, 1996, through June 11, 1996           --                --           --           2,918

DIVIDENDS DECLARED                                           --                --           --          (8,559)

REORGANIZATION FROM S CORPORATION TO C CORPORATION
                                                             --                --          1,271        (1,271)

OPTIONS EXERCISED                                              19              --            205          --

ISSUANCE OF COMMON STOCK, net of issuance costs             2,875                28       31,131          --

NET INCOME, June 12, 1996, through December 31, 1996         --                --           --           3,284
                                                         --------          --------     --------      --------

BALANCE, December 31, 1996                                  6,644                66       33,342         3,284

NET INCOME                                                   --                --           --           5,380
                                                         --------          --------     --------      --------

BALANCE, December 31, 1997                                  6,644          $     66     $ 33,342      $  8,664
                                                         ========          ========     ========      ========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    RUSH ENTERPRISES, INC., AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997

                                 (In Thousands)

                                                                                1995         1996          1997
                                                                                ----         ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Income from continuing operations                                          $  6,443      $  6,202      $  5,380
   Adjustments to reconcile net income from continuing operations to net cash provided by (used in) operating activities- net of acquisitions
       Depreciation and amortization                                             1,846         2,416         2,977
       Gain on sale of property and equipment                                     --            --            (305)
       Provision for deferred income tax expense                                  --           1,027           153
       Minority interest                                                           162          --            --
       Change in accounts receivable, net                                       (7,407)       (6,653)        2,170
       Change in inventories                                                   (10,591)         (171)       (6,658)
       Change in other assets, net                                                  18        (1,237)        1,122
       Change in trade accounts payable                                            599        (2,434)          594
       Change in accrued expenses                                                2,678           959         3,872
                                                                              --------      --------      --------

          Net cash provided by (used in) continuing operations                  (6,252)          109         9,305

   Net cash provided by discontinued operations                                    785          --            --
                                                                              --------      --------      --------

          Net cash provided by (used in) operating activities                   (5,467)          109         9,305
                                                                              --------      --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of property and equipment                                        (6,311)       (8,491)      (10,194)
   Proceeds from the sale of property and equipment                              1,229           682           581
   Acquisitions of dealerships and leasing operations                           (2,690)         --         (36,068)
   Proceeds from the sale of discontinued operations                             3,601          --            --
   Purchase of minority interest                                                  (435)         --            --
   Change in other assets                                                          (27)         (326)         (457)
                                                                              --------      --------      --------

          Net cash used in investing activities                                 (4,633)       (8,135)      (46,138)
                                                                              --------      --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from the sale of common stock, net of issuance costs                  --          31,364          --
   Proceeds from long-term debt                                                  9,629         3,150        21,053
   Principal payments on long-term debt                                         (6,811)       (4,900)       (6,951)
   Draws (payments) on floor plan notes payable, net                            13,053         7,934        21,040
   Draws (payments) on lines of credit, net                                       (850)           10          --
   Dividends paid                                                               (3,623)      (10,174)         --
                                                                              --------      --------      --------

          Net cash provided by financing activities                             11,398        27,384        35,142
                                                                              --------      --------      --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                             1,298        19,358        (1,691)

CASH AND CASH EQUIVALENTS, beginning of year                                       851         2,149        21,507
                                                                              --------      --------      --------

CASH AND CASH EQUIVALENTS, end of year                                        $  2,149      $ 21,507      $ 19,816
                                                                              ========      ========      ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the year for-
     Interest                                                                 $  2,552      $  4,254      $  3,378
                                                                              ========      ========      ========
     Income taxes                                                             $   --        $  1,332      $  1,572
                                                                              ========      ========      ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    RUSH ENTERPRISES, INC., AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1995, 1996 AND 1997

  1. ORGANIZATION AND OPERATIONS:

Rush Enterprises, Inc. (the Company), was incorporated in June 1996 under the laws of the State of Texas.

The Company, founded in 1965, now operates a Heavy Duty Truck segment and a Construction Equipment segment. The Heavy Duty Truck segment operates a regional network of 17 truck centers that provide an integrated one-stop source for the trucking needs of its customers, including retail sales of new Peterbilt and used heavy-duty trucks; parts, service and body shop facilities; and financial services, including assisting in the financing of new and used truck purchases, insurance products and truck leasing and rentals. The Company's truck centers are located in areas on or near major highways in Texas, California, Colorado, Oklahoma and Louisiana. The Construction Equipment segment, formed during 1997, operates a full-service John Deere dealership that serves the Houston, Texas Metropolitan and surrounding areas. Dealership operations include the retail sale of new and used equipment, after-market parts and service facilities, equipment rentals, and the financing of new and used equipment (see note 20).

In February 1994, the Company acquired a 90 percent interest in South Coast Peterbilt (South Coast) and Translease-California. In August 1995, the Company purchased the remaining 10 percent minority interest (see note 18).

In March 1995, the Company sold its Rush Pontiac-GMC dealership to a third party. Rush Pontiac-GMC sold passenger automobiles and small- to medium-used trucks to the general public. The results of operations of this division have been presented as discontinued operations for the year ended December 31, 1995 (see Note 4).

In December 1995, the Company purchased substantially all the assets of Kerr Consolidated, Inc. (Kerr), and began operations of Oklahoma Trucks, Tulsa Trucks and Translease-Oklahoma. Kerr's primary line of business is the sale of new Peterbilt and used heavy-duty trucks, parts, leasing and service (see note 18).

In March 1997, the Company purchased substantially all the assets of Denver Peterbilt, Inc. which consisted of two full-service dealerships in Denver and Greely, Colorado. Denver Peterbilt, Inc.'s primary line of business is the sale of new Peterbilt and used heavy-duty trucks, parts, leasing and service (see note 18).

In October 1997, the Company developed a new construction equipment division, Rush Equipment Centers, and purchased substantially all the assets of the Houston, Texas John Deere Construction Equipment Dealership from C. Jim Stewart & Stevenson, Inc. Rush Equipment Center's primary line of business is the sale and rental of new John Deere and used construction equipment, parts and service.

As part of the corporate reorganization on June 12, 1996 (see Note 3), Associated Acceptance, Inc. (Associates), came under the control of the Company and, thus, 100 percent of the financial position and results of operations of Associates has been included in the Company's consolidated financial statements as of December 31, 1996 and 1997. The Company has restated 1994 and 1995's shareholders' equity to reflect Associates as part of the Company's consolidated shareholders' equity consistent with the 1996 and 1997 financial statement presentation.
The restatement was not material to the Company's shareholders' equity.

All significant interdivision and intercompany accounts and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified for comparative purposes.

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

Inventories

Inventories are stated at the lower of cost or market value. Cost is determined by specific identification for new and used truck and construction equipment inventory and by utilizing the first-in, first-out methods for tires, parts and accessories.

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


                                                              December 31
                                                       -------------------------      Estimated
                                                           1996           1997       Life (Years)
                                                       ----------     ----------     ------------
Land                                                     $  4,714       $  6,731           -
Buildings and improvements                                  8,004         13,647        31 - 39
Leasehold improvements                                      1,569          3,467         7 - 10
Machinery and shop equipment                                3,035          4,531         5 - 7
Furniture and fixtures                                      2,907          5,159         5 - 7
Transportation equipment                                    3,792          4,563         2 - 5
Leased vehicles                                             4,769          3,594         3 - 7
Accumulated depreciation and amortization                  (5,568)        (7,534)
                                                         --------       --------

                                                         $ 23,222       $ 34,158
                                                         ========       ========

Allowance for Doubtful Receivables
   and Repossession Losses

The Company provides an allowance for doubtful receivables and repossession losses after considering historical loss experience and other factors, which might affect the collectibility of accounts receivable and the ability of customers to meet their obligations on finance contracts sold by the Company.

Other Assets

Other assets primarily consist of goodwill related to acquisitions, of approximately $2.8 million and $12.7 million, as of December 31, 1996 and 1997, respectively , and long-term deposits. The goodwill is being amortized on a straight-line basis over an estimated useful life of 30 years. Accumulated amortization at December 31, 1996 and 1997, was approximately $140,000 and $483,000, respectively. Periodically, the Company assesses the appropriateness of the asset valuations of goodwill and the related amortization period.

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

Revenue Recognition Policies

Income on the sale of vehicles and construction equipment (collectively, "unit")is recognized when the seller and customer execute a purchase contract and there are no significant uncertainties related to financing or delivery. Finance income related to the sale of a unit is recognized over the period of the respective finance contract on the effective interest rate method if the finance contract is retained by the Company. During 1995, 1996 and 1997, no finance contracts were retained for any significant length of time by the Company but were generally sold, with limited recourse, to certain finance companies concurrent with the sale of the related unit. Gain or loss is recognized by the Company upon the sale of such finance contracts to the finance companies, net of a provision for estimated repossession losses and early repayment penalties. Lease and rental income is recognized over the period of the related lease or rental agreement. Parts and services revenue is earned at the time the Company sells the parts to its customers, or at the time the Company completes the service work order related to service provided to the customer's unit.

Statement of Cash Flows

Cash and cash equivalents generally consist of cash and other money market instruments. The Company considers any temporary investments that mature in three months or less when purchased to be cash equivalents for reporting cash flows.

Noncash activities during the periods indicated were as follows (in thousands):

                                                                    Year Ended December 31
                                                                    ----------------------
                                                                   1995      1996       1997
                                                                   ----      ----       ----
Liabilities incurred in connection with property and equipment
   acquisitions                                                  $ 2,022   $ 2,901    $     -
Liabilities incurred in connection with acquisitions of
   dealerships and leasing operations                              3,550      -         2,063
Assignment of debt in connection with the disposal of property
and equipment                                                       -         -         1,061

New Accounting Pronouncements

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," in June 1996 (SFAS 125). This statement provides accounting and reporting standards for, among other things, the transfer and servicing of financial assets, such as factoring receivables with recourse. This statement is effective for transfers and servicing of financial assets occurring after December 31, 1996, and is to be applied prospectively. The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125" (SFAS 127). SFAS 127 moves forward some, but not all, of the provisions of SFAS 125 to December 31, 1997. Earlier or retroactive application is not permitted. The Company believes the adoption of this statement will not have an impact on the financial condition or results of operations of the Company.

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

The weighted average number of shares of common stock outstanding as of December 31, 1996 and 1997, was 5,590,270 and 6,643,730, respectively.

Dividends declared, paid or payable for the years ended December 31, 1995 and 1996, were related to the Company's sole shareholder prior to the reorganization and Offering.

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

The results of the division's operations and cash flows have been classified as discontinued operations for the year ended December 31, 1995 in the consolidated statements of income and cash flows. All assets and liabilities of the Pontiac-GMC Truck division were sold prior to December 31, 1995.

Sales revenues applicable to Rush Pontiac-GMC was $6,435,000 for the year ended December 31, 1995.

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

  6. SUPPLIER AND CUSTOMER CONCENTRATION:

Major Suppliers and Dealership Agreements

The Company has entered into dealership agreements with various companies (Distributors). These agreements are nonexclusive agreements that allow the Company to stock, sell at retail and service trucks and products of the Distributors in the Company's defined market. The agreements allow the Company to use the Distributor's name, trade symbols and intellectual property and expire as follows:

 Distributor              Expiration Dates
 -----------              ----------------
  PACCAR                  March 2000 to
                            October  2000
  GMC                     October 2000
  Volvo                   March 2000
  John Deere              Indefinite

These agreements impose a number of restrictions and obligations on the Company, including restrictions on a change in control of the Company and the maintenance of certain required levels of working capital. Violation of such restrictions could result in the loss of the Company's right to purchase the Distributor's products and use the Distributor's trademarks. As of December 31, 1997, the Company's management believes it was in compliance with all the restrictions of its dealership agreements.

The Company purchases most of its new vehicles and parts from PACCAR, the maker of Peterbilt trucks and parts, at prevailing prices charged to all franchised dealers. Sales of new Peterbilt trucks accounted for 95 and 98 percent of the Company's new vehicle sales for the years ended December 31, 1996 and 1997, respectively.

The Company purchases most of its new construction equipment and parts from John Deere, at prevailing prices charged to all franchised dealers. Sales of new John Deere equipment accounted for 99 percent of the Company's new equipment sales for the year ended December 31, 1997.

Primary Lenders

The Company purchases its new and used truck and construction equipment inventories with the assistance of floor plan financing programs offered by various financial institutions and John Deere. The financial institution used for truck inventory purchases also provides the Company with a line of credit which allows borrowings of up to $8,000,000 and other variable interest rate notes. The loan agreement with the financial institution, used for truck inventory purchases, provides that such agreement may be terminated at the option of the lender with notice of 120 days.

The loan agreement with the financial institution used primarily for construction equipment purchases expires in September 1998. Additionally, financing is provided by John Deere pursuant to the Company's equipment dealership agreement. Furthermore, the agreements also provide that the occurrence of certain events will be considered events of default. In the event that the Company's financing becomes insufficient, or its relationship terminates with the current primary lenders, the Company would need to obtain similar financing from other sources. Management believes it can obtain additional floor plan financing or alternative financing if necessary. (See Note 9.)

Concentrations of Credit Risks

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable.

The Company places its cash and cash equivalents with what it considers to be quality financial institutions. At December 31, 1997, the Company had deposits in excess of federal insurance totaling approximately $1,382,000.

Concentrations of credit risk with respect to trade receivables are reduced because a large number of geographically diverse customers make up the Company's customer base, thus, spreading the trade credit risk. A majority of the Company's business, however, is concentrated in the United States heavy-duty trucking and construction equipment markets and related aftermarkets. The Company controls credit risk through credit approvals and by selling certain trade receivables without recourse. Related to the Company's finance contracts, after the finance contract is entered into, the Company generally sells the contracts to a third party. The finance contracts are sold both with and without recourse, but the annual amount of recourse losses which can be put to the Company is contractually limited. (See note 17.) Historically, bad debt expense associated with the Company's accounts receivable and finance contracts has not been material.

  7. ACCOUNTS RECEIVABLE:

The Company's accounts receivable, net, consisted of the following: (in thousands).

                                                                  December 31,
                                                                1996       1997
                                                                ----       ----
Trade accounts receivable from sale of vehicles and
  construction equipment                                      $  19,771  $  16,042
Other trade receivables                                           1,673      2,605
Warranty claims                                                   1,610      1,486
Other accounts receivable                                           617      1,361
Less- Allowance for doubtful receivables and repossession
   losses                                                          (607)      (600)
                                                              ---------  ---------
                           Total                              $  23,064  $  20,894
                                                              =========  =========

For the years ended December 31, 1995, 1996 and 1997, the Company had sales to one of its related parties of approximately $770,000, $939,000, and $0, respectively.

  8. INVENTORIES:

The Company's inventories consisted of the following (in thousands):


                                           December 31,
                                         1996         1997
                                         ----         ----
New vehicles                            $ 17,514     $ 15,722
Used vehicles                              7,926        8,884
Construction equipment - new              -            11,457
Construction equipment - used             -               659
Construction equipment - rental           -            12,970
Parts and accessories                     11,248       17,065
                                        --------     --------
               Total                    $ 36,688     $ 66,757
                                        ========     ========

  9. FLOOR PLAN NOTES PAYABLE AND LINES OF CREDIT:

Floor Plan Notes Payable

Floor plan notes are financing agreements to facilitate the Company's purchase of new and used trucks and construction equipment. These notes are collateralized by the inventory purchased and accounts receivable arising from the sale thereof. The Company's floor plan notes have interest rates at prime less a percentage rate as determined by the finance provider, as defined in the agreements. The interest rates applicable to these agreements were 7.75 to 8.0 percent as of December 31, 1997. The amounts borrowed under these agreements are due when the related truck or construction equipment inventory (collateral) is sold and the sales proceeds are collected by the Company, or in the case of construction equipment rentals, when the carrying value of the equipment is reduced. These lines may be modified, suspended, or terminated by the lender as described in footnote 6.

The Company's floor plan agreement with its primary truck lender limits the borrowing capacity based on the number of new and used trucks that may be financed. As of December 31, 1997, the aggregate amounts of unit capacity for new and used trucks are 1,046 and 422, respectively, and the availability for new and used trucks is 704 and 192, respectively.

The Company's floor plan agreement with its primary construction equipment lender is based on the book value of the Company's construction equipment inventory. As of December 31, 1997, the aggregate amount of borrowing capacity with the Company's primary lender, was $20 million, with approximately $19.4 million outstanding. Additional amounts are available under the Company's John Deere dealership agreement. At December 31, 1997, approximately $7.6 million was outstanding pursuant to the John Deere dealership agreement.

Amounts of collateral as of December 31, 1997, are as follows (in thousands):


Inventories, new and used vehicles and construction
   equipment at cost based on specific identification                $49,692
Truck and construction equipment sale related accounts
   receivable                                                          16,042

                            Total                                    $ 65,734
                                                                     ========

Floor plan notes payable                                             $ 63,268
                                                                     ========

Lines of Credit

The Company has a separate line-of-credit agreement with a financial institution which provides for an aggregate maximum borrowing of $8,000,000, with advances generally limited to 75 percent of new parts inventory. Advances bear interest at prime. Advances under the line-of-credit agreement are secured by new parts inventory. The line-of-credit agreement contains financial covenants. The Company was in compliance with these covenants at December 31, 1997. Either party may terminate the agreement with 30 days written notice. As of December 31, 1996 and 1997, advances outstanding under the various line-of-credit agreements amounted to $20,000. As of December 31, 1997, $7,980,000 was available for future borrowings. This line is discretionary and may be modified, suspended or terminated at the election of the lender.

10. LONG-TERM DEBT:

Long-term debt is comprised of the following (in thousands):


                                          December 31,
                                        1996         1997
                                        ----         ----
Variable interest rate term notes     $  5,305      $  1,699
Fixed interest rate term notes          10,222        23,502
Note payable to shareholder               --           5,450
                                      --------      --------

                  Total debt            15,527        30,651

Less- Current maturities                (2,115)       (7,909)
                                      --------      --------

                                      $ 13,412      $ 22,742
                                      ========      ========

Note payable to shareholder is a short-term note that is payable on demand and bears interest equal to one percent per annum less than the rate of interest received by the Company under its agreement to deposit overnight funds in interest bearing accounts with one of the Company's floor plan lenders.

As of December 31, 1997, debt maturities are as follows (in thousands):

   1998                              $  7,909
   1999                                 2,285
   2000                                 2,092
   2001                                 3,830
   2002                                 7,167
   Thereafter                           7,368
                                     --------
                                     $ 30,651

The Company's variable interest rate notes are with one of the Company's primary lenders and have an interest rate of prime, which was 8.50 percent at December 31, 1997. Monthly payments of these notes range from $2,708 to $7,917, plus interest. These notes mature in 2011.

The Company's fixed interest rate notes are primarily with financial institutions and have interest rates ranging from 7.0 percent to 10.5 percent at December 31, 1997. Monthly payments on the notes range from $432 to $44,000, plus interest. Maturities of these notes range from March 1998 to October 2012.

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

         Current assets and current liabilities - The carrying value approximates fair value due to the short maturity of these items.

         Long-term debt - The fair value of the Company's long-term debt is based on secondary market indicators. Since the Company's debt is not quoted, estimates are based on each obligation's characteristics, including remaining maturities, interest rate, credit rating, collateral, amortization schedule and liquidity. The carrying amount approximates fair value.

12.  DEFINED CONTRIBUTION PENSION PLANS:

The Company has a defined contribution pension plan (the Rush Plan) which is available to all Company employees and the employees of certain affiliates, except employees of South Coast, a wholly owned subsidiary of the Company. As of December 31 of every year, each employee who has completed one year of continuous service is entitled to enter the Rush Plan. Participating employees may contribute from 2 percent to 10 percent of total gross compensation. The Company, at its discretion, contributed an amount equal to 25 percent of the employees' contributions. During the years ended December 31, 1995, 1996 and 1997, the Company incurred expenses of approximately $127,000, $166,000 and $215,000, respectively, related to the Rush Plan.

South Coast also has a defined contribution pension plan (the South Coast Plan) which is available to all employees of South Coast. As of January 1 and July 1 of every year, each employee who has completed one year of continuous service is entitled to enter the South Coast Plan. Participating employees do not contribute. South Coast, at its discretion, contributes an amount equal to 2.5 percent of the employees' compensation. During the years ended December 31, 1995, 1996 and 1997, South Coast incurred expenses of approximately $166,000, $185,000 and $151,000, respectively, related to the South Coast Plan.

The Company currently does not provide any postretirement benefits other than pensions nor does it provide any postemployment benefits.

13.  LEASES:

Vehicle Leases

The Company leases vehicles primarily over periods ranging from one to six years under operating lease arrangements. This equipment is subleased to customers under various agreements in its own leasing operation. Generally, the Company is required to incur all operating costs and pay a minimum rental and an excess mileage charge based on maximum mileage over the term of the lease. Vehicle lease expenses for the years ended December 31, 1995, 1996 and 1997, were approximately $3,221,000, $4,354,000 and $4,915,000, respectively.

Minimum rental commitments for noncancelable vehicle leases in effect at December 31, 1997, are as follows (in thousands):

1998                                    $  5,610
1999                                       4,833
2000                                       3,629
2001                                       2,335
2002                                       1,852
Thereafter                                 1,692
                                        --------
                Total                   $ 19,951
                                        ========

Customer Vehicle Leases

A Company division leases both owned and leased vehicles to customers primarily over periods of one to six years under operating lease arrangements. The leases require a minimum rental and a contingent rental based on mileage. Rental income during the years ended December 31, 1995, 1996 and 1997, consisted of minimum payments of approximately $5,262,000, $7,443,000 and $7,978,000, respectively, and contingent rentals of approximately $1,372,000, $2,018,000 and $1,940,000, respectively. Minimum lease payments to be received for noncancelable leases and subleases in effect at December 31, 1997, are as follows (in thousands):

1998                                   $  8,133
1999                                      6,954
2000                                      5,213
2001                                      3,376
2002                                      2,557
Thereafter                                2,382
                                       --------
                Total                  $ 28,615
                                       ========

Other Leases - Land and Buildings

The Company leases various facilities under operating leases which expire at various times through 2006. Rental expense for the years ended 1995, 1996 and 1997 was $762,000, $937,000 and $1,194,000, respectively. Future minimum lease payments under noncancelable leases at December 31, 1997, are as follows (in thousands):

1998                                    $   706
1999                                        611
2000                                        504
2001                                        335
2002                                        308
Thereafter                                1,208
                                        -------
                Total                   $ 3,672
                                        =======

14.  STOCK OPTIONS AND STOCK PURCHASE WARRANTS:

In October 1995, Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), was issued. SFAS 123 defines a fair value based method of accounting for employee stock options or similar equity instruments and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. Under the fair value based method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period of the award, which is usually the vesting period. However, SFAS 123 also allows entities to continue to measure compensation costs for employee stock compensation plans using the intrinsic value method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25). Because the Company has elected to continue to follow APB 25, SFAS 123 requires disclosure of pro forma net income and earnings per share as if the new fair value accounting method was adopted. The Company has presented the pro forma information required by SFAS 123.

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

In connection with the Offering, the Company agreed to issue to the Representatives of the Underwriters and their designees, for their own accounts, warrants to purchase an aggregate of 250,000 shares of common stock. The warrants are exercisable during the four-year period commencing June 12, 1997, at an exercise price equal to $14.40 per share.

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

In March 1997, the Company granted options under the Incentive Plan to purchase an aggregate of 103,013 shares of common stock to employees. Each option granted shall become exercisable in three annual installments beginning on the third anniversary of the date of grant. The options are exercisable at a price equal to the fair value of the Company's common stock at the date of grant.

During 1997, the Board of Directors and shareholders adopted the Rush Enterprises, Inc. 1997 Non-Employee Director Stock Option Plan (the Director
Plan). The Director Plan is designed to attract and retain highly qualified non-employee directors, reserving 100,000 shares of common stock for issuance upon exercise of any awards granted under the Plan. Under the terms of this plan, each non-employee director received options to purchase 10,000 shares as of the date of adoption or on their respective date of election, all of which are fully vested and are exercisable immediately, and expire ten years from the date of grant. During the year ended December 31, 1997, 30,000 options were granted and exercisable at a price equal to the fair values of the Company's common stock at the dates of grant. None of these options have been exercised as of December 31, 1997.


A summary of the Company's stock option activity, and related information for the years ended December 31, 1996 and 1997 follows:

                                                      1996                        1997
                                           ------------------------    -------------------------
                                                           Weighted                    Weighted
                                                           Average                      Average
                                                           Exercise                    Exercise
                                             Options        Price        Options         Price
Outstanding - beginning of year                --        $    --       $    --              --
Granted                                      19,403         10.80       133,013            8.52
Exercised                                    18,730         10.80           --              --
Forteited                                       673         10.80           --              --
                                           --------     ----------     --------         --------
Outstanding - end of year                      --             --        133,013             --
                                           --------     ----------     --------         --------
Exercisable at end of year                     --       $     --       $ 30,000         $  8.13
                                           --------     ----------     --------         --------
Weighted average fair value of options
granted during the year                                 $     --                        $  3.67

The following table summarizes the information about the Company's options outstanding at December 31, 1997:


                                  Options Outstanding                    Options Exercisable
                     ----------------------------------------------      -------------------
                                       Weighted
                                       Average        Weighted                        Weighted
                                      Remaining       Average                         Average
                        Number       Contractual      Exercise         Number         Exercise
  Exercise Price      Outstanding        Life          Price         Exercisable      Price
  --------------      -----------        ----          -----         -----------      -----
   $7.13 - 8.63         133,013          9.19           $8.52           30,000          $8.13


If the Company had adopted the fair value accounting method under SFAS 123, pro forma net income for 1996 and 1997 would be $5,268 million and $5,265 million, respectively, and pro forma basic and dilutive earnings per share for 1996 and 1997 would be $.94 and $.79, respectively. The fair value of these options was estimated using a Black-Scholes option pricing model with a risk-free interest rate of 5.5%, a volatility factor of .133, a dividend yield of 0%, and an expected option life of seven years.

In October 1997, the Company issued warrants to purchase an aggregate of 171,875 shares of common stock to C. Jim Stewart & Stevenson in connection with the purchase of the assets of the John Deere construction equipment store. The warrants are exercisable during the five-year period commencing October 6, 1998, at an exercise price equal to $12.00 per share. None of these warrants have been exercised as of December 31, 1997. The fair value of these warrants are not material to the statement of financial position.

 15.    EARNINGS PER SHARE

Earnings per share for all periods have been restated to reflect the adoption of Statement of Financial Accounting Standards No. 128, "Earnings Per Share," which established standards for computing and presenting earnings per share ("EPS") for entities with publicly held common stock or potential common stock (SFAS
128). This statement requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures. Basic EPS were computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted EPS differs from basic EPS due to the assumed conversions of potentially dilutive options that were outstanding during the period. The following is a reconciliation of the numerators and the denominators of the basic and diluted per-share computations for net income.


                                                                   For the Year Ended December 31, 1997
                                                                   ------------------------------------
                                                                Income           Shares          Per-Share
                                                                ------           ------          ---------
                                                              (Numerator)     (Denominator)        Amount
                                                               ---------      ------------         ------
BASIC EPS
Net income available to common shareholders                      $5,380,000         6,643,730       $.81

Effect of Potentially Dilutive Securities
Stock options                                                                           1,503
                                                                                        -----
DILUTED EPS
Net income available to common shareholders including
assumed conversions                                              $5,380,000         6,645,233       $.81


There were no potentially dilutive securities outstanding as of December 31, 1995 and 1996.

16.  INCOME TAXES:

Prior to the Offering of the Company's common stock, the Company maintained the status of S corporation for federal and state income tax purposes. As an S corporation, the Company was generally not responsible for income taxes.

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

Provision for Income Taxes

The unaudited pro forma provision for income taxes represents the estimated income taxes on income from continuing operations that would have been reported under SFAS 109 had the Company been a taxable entity for both state and federal income tax purposes as of the beginning of the years ended December 31, 1995 and 1996. The pro forma income tax provision for the years ended December 31, 1995 and 1996, and actual tax provision for the years ended December 31, 1996 and 1997, are summarized as follows (in thousands):

                                           Pro Forma            Actual
                                       ---------------      ---------------
                                       1995       1996      1996      1997
                                       ----       ----      ----      -----
                                         (Unaudited)
Current provision-
   Federal                           $ 1,945   $ 2,189    $ 1,002   $ 2,738
   State                                 230       257        266       407
                                     -------   -------    -------   -------

                                       2,175     2,446      1,268     3,145
                                     -------   -------    -------   -------

Deferred provision-
   Federal                               245       714      1,035       132
   State                                  28        69         (8)       21
                                     -------   -------    -------   -------

                                         273       783      1,027       153
                                     -------   -------    -------   -------

Provision for income taxes           $ 2,448   $ 3,229    $ 2,295   $3,298
                                     =======   =======    =======   ======


The following summarizes the tax effect of significant cumulative temporary differences that are included in the net deferred income tax liability as of December 31, 1996 and 1997 (in thousands):

                                                                     1996       1997
                                                                     ----       ----
Differences in depreciation and amortization                       $ 1,392    $ 1,648
Accruals and reserves not deducted for tax purposes until paid        (240)      (421)
Other, net                                                            (125)       (47)
                                                                   -------    -------

                                                                   $ 1,027    $ 1,180
                                                                   =======    =======

A reconciliation of taxes based on the federal statutory rate of 34 percent and the unaudited pro forma provisions for income taxes for the years ended December 31, 1995 and 1996 and the actual provisions for income taxes for the years ended December 31, 1996 and 1997, are summarized as follows (in thousands):


                                                    Pro Forma            Actual
                                                ---------------      ----------------
                                                1995       1996      1996       1997
                                                ----       ----      ----       -----
                                                  (Unaudited)
Income taxes at the federal statutory rate     $2,191    $2,889    $1,897    $2,951
State income taxes, net of federal benefit        170       216       230       286
Other, net                                         87       124       168        61
                                               ------    ------    ------    ------
Provision for income taxes                     $2,448    $3,229    $2,295    $3,298
                                               ======    ======    ======    ======

17.  COMMITMENTS AND CONTINGENCIES:

The Company is contingently liable to finance companies for the notes sold to such finance companies related to the sale of trucks and construction equipment. The Company's recourse liability related to sold finance contracts is limited to 15 to 25 percent of the outstanding amount of each note sold to the finance company with the aggregate recourse liability for 1997 being limited to $600,000. The Company provides an allowance for repossession losses and early repayment penalties.

Finance contracts sold during the years ended December 31, 1995, 1996 and 1997, were $53,165,000, $76,390,000 and $91,445,000, respectively.

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

The Company has consulting agreements with individuals for an aggregate monthly payment of $25,725. The agreements expire in 1999 through 2001.

18.  ACQUISITIONS:

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

The following unaudited pro forma summary presents information as if the Kerr acquisitions (see note 1), and minority interest in South Coast acquisition and the sale of the Rush Pontiac-GMC dealership (see Note 4) had occurred at the beginning of fiscal year 1995. The pro forma information is provided for information purposes only. It is based on historical information and does not necessarily reflect the actual results that would have occurred nor is it necessarily indicative of future results of operations of the Company. In preparing the pro forma data, adjustments have been made to reflect the impact of income tax expense for the respective periods and the weighted average common shares outstanding used in the computation of income from continuing operations per share has been increased to reflect the number of shares at the Offering price necessary to fund repayment of the line of credit drawn to pay the $6 million distribution of undistributed S corporation earnings. The following summary is for the year ended December 31, 1995 (unaudited) (in thousands, except per share amounts):

                                                                 1995
                                                             -------------
Revenues from continuing operations                            $ 333,279
                                                               =========

Income from continuing operations after pro forma
   provision for income taxes                                  $   4,277
                                                               =========

Basic and diluted income from continuing operations per
   share                                                       $    1.00
                                                               =========

    In March 1997, the Company purchased the assets of Denver Peterbilt, Inc., which consisted of two full-service Peterbilt dealerships in Denver and Greeley, Colorado. The purchase price was approximately $7.9 million, funded by (i) $6.5 million of cash and (ii) $1.4 million of borrowings under the Company's floor plan financing arrangement with GMAC to purchase new and used truck and parts inventory. The Company also entered into an agreement whereby the principal of Denver Peterbilt, Inc. may receive additional amounts based on future sales of new Peterbilt trucks at the Colorado locations, through March 1999.

The acquisition has been accounted for as a purchase; operations of the business acquired have been included in the accompanying consolidated financial statements from the respective date of acquisition. The purchase price has been allocated based on the fair values of the assets and liabilities at the date of acquisition as follows (in thousands):

Inventories                            $  2,140
Property and equipment                      104
Accrued expenses                            (79)
Goodwill                                  5,750
                                       --------
                Total                  $  7,915
                                       ========

In October 1997, the Company purchased certain assets and assumed certain liabilities of C .Jim Stewart & Stevenson, Inc., which consisted of one full-service John Deere construction equipment dealership in Houston, Texas. The purchase price was approximately $30.2 million , funded by (i) $4 million of cash, (ii) $21.1 million of borrowings under the Company's floor plan financing arrangements, (iii) $3,080,000 in real estate borrowings from a financial institution, and (iv) a $2,062,500 promissory note payable to the seller. The Company also issued warrants to purchase an aggregate of 171,875 shares of common stock to C. Jim Stewart & Stevenson. The warrants are exercisable during the five-year period commencing October 6, 1998, at an exercise price equal to $12.00 per share. As the fair value of the warrants was immaterial, it was not included in the purchase price.

The acquisition has been accounted for as a purchase; operations of the business acquired have been included in the accompanying consolidated financial statements from the respective date of acquisition. The purchase price has been allocated based on the fair values of the assets and liabilities at the date of acquisition as follows (in thousands):

Inventories                            $ 21,271
Property and equipment                    4,609
Accrued expenses                            (39)
Goodwill                                  4,375
                                       --------
                Total                  $ 30,216
                                       ========

The following unaudited pro forma summary presents information as if the Denver Peterbilt, Inc. acquisition, and the C. Jim Stewart & Stevenson acquisition had occurred at the beginning of fiscal years 1996 and 1997. The pro forma information is provided for information purposes only. It is based on historical information and does not necessarily reflect the actual results that would have occurred nor is it necessarily indicative of future results of operations of the Company. In preparing the pro forma data, adjustments have been made to reflect the impact of income tax expense for 1996 and the weighted average common shares outstanding used in the computation of income from operations per share has been increased to reflect the number of shares at the Offering price necessary to fund repayment of the line of credit drawn to pay the $6 million distribution of undistributed S corporation earnings. The following summary is for the years ended December 31, 1996 and 1997 (unaudited) (in thousands, except per share amounts):

                                                                  1996         1997
                                                             ------------- -------------
Revenues from operations                                       $ 400,407     $ 434,247
                                                               =========     =========

Income from operations after pro forma provision for
   income taxes                                                $   3,949     $   5,361
                                                               =========     =========

Basic and diluted income from operations per share             $     .71     $     .81
                                                               =========     =========

19.  UNAUDITED QUARTERLY FINANCIAL DATA:

(In thousands, except per share amounts.)

                                                                      First       Second      Third       Fourth
                                                                     Quarter     Quarter     Quarter     Quarter
                                                                     -------     -------     -------     -------
1996

Operating revenues                                                 $ 78,671     $ 84,492    $ 87,132    $ 93,366
Operating income                                                      2,392        2,961       3,000       3,197
Income from continuing operations before income taxes                 1,452        2,006       2,447       2,592
Pro forma income from continuing operations after provision for
   income taxes                                                         880        1,244       1,537       1,607
Pro forma basic and diluted income from continuing operations
   per share                                                          $.21        $.26         $.23        $.24

1997

Operating revenues                                                 $ 82,912     $ 95,772    $102,145    $118,540
Operating income                                                      1,757        2,040       3,210       4,184
Income from operations before income taxes                            1,267        1,607       2,673       3,131
Income from operations after provision for income taxes                 785          997       1,658       1,940
Pro forma basic and diluted income from continuing operations
   per share                                                          $.12        $.15         $.25        $.29


 20. SEGMENTS

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131). This statement requires that public business enterprises report certain information about operating segments in complete sets of financial statements of the enterprise and in condensed financial statements of interim periods issued to shareholders. It also requires that public business enterprises report certain information about their products and services, the geographic areas in which they operate, and their major customers. The effective date for SFAS No. 131 is for fiscal years beginning after December 15, 1997, however, the Company has elected to adopt SFAS No. 131 for the year ended December 31, 1997.

The Company has two reportable segments: the Heavy Duty Truck segment and the Construction Equipment segment. The Heavy Duty Truck segment operates a regional network of truck centers that provide an integrated one-stop source for the trucking needs of its customers, including retail sales of new Peterbilt and used heavy-duty trucks; after-market parts, service and body shop facilities; and a wide array of financial services, including the financing of new and used truck purchases, insurance products and truck leasing and rentals. The Construction Equipment segment, formed during 1997, operates a full-service John Deere dealership that serves the Houston, Texas Metropolitan and surrounding areas. Dealership operations include the retail sale of new and used equipment, after-market parts and service facilities, equipment rentals, and the financing of new and used equipment. The Company had only one segment prior to the 1997 John Deere acquisition, and all of the 1995 and 1996 results depict only the Heavy Duty Truck segment.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on income before income taxes not including extraordinary items.

The Company accounts for intersegment sales and transfers as if the sales or transfers were to third parties, that is, at current market prices. There were no intersegment sales during the year ended December 31, 1997.

The Company's reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies. Business units were maintained through expansion and acquisitions. The following table contains summarized information about reportable segment profit or loss and segment assets, for the year ended December 31, 1997: (in thousands)

                                      HEAVY-DUTY   CONSTRUCTION
                                       TRUCK        EQUIPMENT
                                       SEGMENT       SEGMENT       ALL OTHER    TOTALS
                                      ----------   ------------    ---------    ------
Revenues from external
   customers                          $380,437     $ 10,166     $  8,766     $399,369
Interest revenue                         1,155         --           --          1,155
Interest expense                         3,040          408          220        3,668
Depreciation and amortization            2,542           77          358        2,977
Segment profit                           8,380          116          182        8,678

Other significant non-cash items:
Segment assets                         107,650       39,320        8,508      155,478
Expenditures for segment assets          8,622          242        1,330       10,194

Revenues from segments below the quantitative thresholds are attributable to four operating segments of the Company. Those segments include a tire company, a parts distributor, an insurance company, and a hunting lease operation. None of those segments has ever met any of the quantitative thresholds for determining reportable segments.

21. SUBSEQUENT EVENTS:

On March 2, 1998, the Company caused its wholly owned subsidiary, Rush Retail Centers of Texas, Inc., to acquire the stock of D&D Farm and Ranch Supermarket, Inc. for approximately $10.5 million, with the purchase price being a combination of cash and notes payable. The Company will account for the acquisition as a purchase.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information called for by item 10 of Form 10-K is incorporated herein by reference to such information included in the Company's Proxy Statement for the 1998 Annual Meeting of Shareholders, under the captions "Election of Directors" and "Executive Officers."

ITEM 11.  EXECUTIVE COMPENSATION

     The information called for by item 11 of Form 10-K is incorporated herein by reference to such information included in the Company's Proxy Statement for the 1998 Annual Meeting of Shareholders, under the caption "Compensation of Executive Officers."

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The information called for by item 12 of Form 10-K is incorporated herein by reference to such information included in the Company's Proxy Statement for the 1998 Annual Meeting of Shareholders, under the caption "Principal Shareholders and Stock Ownership of Management."

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information called for by item 13 of Form 10-K is incorporated herein by reference to such information included in the Company's Proxy Statement for the 1998 Annual Meeting of Shareholders, under the caption "Certain Transactions."

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

Index to Financial Statements

     (a) The following documents are filed as part of this Annual Report or are incorporated by reference as indicated:

     1. The following financial statements are included under Item 8:

     Report of Independent Public Accountants

     Consolidated Balance Sheets as of December 31, 1996 and 1997

     Consolidated Statements of Income for the years ended December 31, 1995, 1996 and 1997

     Consolidated Statements of Shareholders' Equity for the years ended December 31, 1995, 1996 and 1997

     Consolidated Statements of Cash Flows for the years ended December 31, 1995, 1996 and 1997

     Notes to Consolidated Financial Statements.

     2. The following financial statement schedules are included under Item 14:

        Exhibit 11.1 Computation of net income and pro forma earnings per share

     3. Exhibits.

EXHIBIT
  NO.                               IDENTIFICATION OF EXHIBIT
-------                             -------------------------
2.1         Asset Purchase Agreement effective October 6, 1997, among Rush
            Equipment Centers of Texas, Inc., Rush Enterprises, Inc., C. Jim
            Stewart and Stevenson, Inc., and Stewart and Stevenson Realty Corp.
            (incorporated by reference herein to Exhibit 2.1 to the Company's
            Current Report on Form 8-K filed October 21, 1997).

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

10.1.       Form of Dealer Sales and Service Agreement (heavy-duty truck) dated
            October 5, 1995, between Peterbilt Motors Company and Rush
            Enterprises, Inc. dba San Antonio Peterbilt-GMC Truck, Inc.
            (incorporated herein by reference to Exhibit 10.1 of the Company's
            Registration Statement No. 333-03346 on Form S-1 filed April 10,
            1996).

10.2.       Form of Dealer Sales and Service Agreement (medium-duty truck) dated
            October 5, 1995 between Peterbilt Motors Company and Rush
            Enterprises, Inc. dba San Antonio Peterbilt -- GMC Trucks, Inc.
            (incorporated herein by reference to Exhibit 10.7 of the Company's
            Registration Statement No. 333-03346 on Form S-1 filed April 10,
            1996).

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

10.13.      Associates/Rush Enterprises, Inc. Dealer Agreement Addendum dated
            December 8, 1986 to Dealer Agreement dated November 13, 1986 between
            Associates Commercial Corporation and Rush Enterprises, Inc. dba San
            Antonio Truck Sales & Service, Inc. (incorporated herein by reference to Exhibit 10.24 of the Company's Registration Statement
            No. 333-03346 on Form S-1 filed April 10, 1996).

10.14.      Form of Dealer Agreement dated January 13, 1988 between Associates
            Commercial Corporation and Rush Enterprises, Inc. dba Houston
            Peterbilt, Inc. (incorporated herein by reference to Exhibit 10.25 of the Company's Registration Statement No. 333-03346 on Form S-1 filed April 10, 1996).

10.15.      Intentionally left blank.

10.16.      Form of Peterbilt Distributor Limited Liability Truck Financing
            Agreement dated July 21, 1983 between Associates Commercial
            Corporation and Rush Enterprises, Inc. dba San Antonio Truck Sales &
            Service, Inc. (incorporated herein by reference to Exhibit 10.28 of the Company's Registration Statement No.
            333-03346 on Form S-1 filed April 10, 1996).

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

10.75. Promissory Note dated December 7, 1995, in the original principal amount of $1,900,000.00, payable by Rush Enterprises, Inc. to General Electric Capital Corporation (incorporated herein by reference to Exhibit 10.91 of the Company's Registration Statement
            No. 333-03346 on Form S-1 filed April 10, 1996).

10.76. Aircraft Chattel Mortgage dated December 4, 1995, as amended, between Rush Enterprises, Inc. as Mortgagor and General Electric
            Capital Corporation as Mortgagee (incorporated herein by reference to Exhibit 10.92 of the Company's Registration Statement No.
            333-03346 on Form S-1 filed April 10, 1996).

10.77.      Individual Guaranty dated December 4, 1995, between General Electric
            Capital Corporation and Rush Enterprises, Inc. (incorporated herein by reference to Exhibit 10.93 of the Company's Registration
            Statement No. 333-03346 on Form S-1 filed April 10, 1996).

10.78.      Dealership Purchase Contract dated December 9, 1996 by and among
            Rush Truck Centers of Colorado, Inc., Rush Enterprises, Inc., Denver
            Peterbilt, Inc., and Greg Lessing. (incorporated herein by reference to Exhibit 10.78 of the Company's Annual Report on Form 10 K filed
            March 31, 1998).

*11.1       Computation of pro forma earnings per share.

21.1        Subsidiaries of the Company.

                                                                                    Names Under
                                                     State of                    Which Subsidiary
                  Name                             Incorporation                   Does Business
                  ----                             -------------                   -------------
Rush Truck Centers of Texas, Inc.                Delaware           Creative Concepts Advertising Agency
                                                                    Hou-Tex Industrial and Truck Supply
                                                                    Houston Peterbilt, Inc.
                                                                    Laredo Peterbilt, Inc.
                                                                    Lufkin Peterbilt, Inc.
                                                                    Rush Truck Center
                                                                    San Antonio Peterbilt, Inc.
                                                                    San Antonio Peterbilt-GMC Truck, Inc.
                                                                    Translease
                                                                    World Wide Tires
                                                                    Rush Truck Center, Pharr
Rush Truck Centers of Oklahoma, Inc.             Delaware           Oklahoma Trucks, Inc.
                                                                    Translease
                                                                    Tulsa Trucks, Inc.
Rush Truck Centers of California, Inc., Which    Delaware           South Coast Peterbilt
Will do Business in California as Complete                          Translease
Rush Truck Centers                                                  World Wide Tires
Rush Truck Centers of Louisiana, Inc.            Delaware           Ark-La-Tex Peterbilt, Inc.
                                                                    Translease
Los Cuernos, Inc.                                Delaware           Los Cuernos Ranch
Rush Administrative Services, Inc.               Delaware           None
AiRush, Inc.                                     Delaware           None
Rush Truck Leasing, Inc.                         Delaware           None
Rush Truck Centers of Colorado, Inc.             Delaware           Rush Truck Centers, Inc.
Rush Equipment Centers of Texas, Inc.            Delaware           Rush Equipment Center, Houston
                                                                    Rush Equipment Center, Beaumont

*23.1       Consent of Arthur Andersen LLP
*27.1       Financial Data Schedule.

           * filed herewith

(b)      Reports on Form 8-K:

         Form 8-K dated October 21, 1997, describing acquisition of certain assets from C. Jim Stewart and Stevenson, Inc. and Stewart and Stevenson Realty Corp.

         Form 8-K/A dated October 19, 1997, continuing the financial statements and pro forma financial information pertaining to the previously disclosed acquisition of assets from C. Jim Stewart and Stevenson, Inc. and Stewart and Stevenson Realty Corp.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                     RUSH ENTERPRISES, INC.

                By:  /s/   W. MARVIN RUSH                Date:  March 26, 1998
                     ----------------------------
                     W.   Marvin Rush
                     Chairman and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities on the dates indicated:

Signature                                            Capacity                                Date
---------                                            --------                                ----
/s/ W. MARVIN RUSH                  Chairman and Chief Executive Officer,            March 26, 1998
------------------------            Director (Principal Executive Officer)
W.    Marvin Rush

/s/ W. M. "RUSTY" RUSH              President, Director                              March 26, 1998
------------------------
W.    M. "Rusty" Rush

/s/ ROBIN M. RUSH                   Executive Vice President, Secretary,             March 26, 1998
------------------------            Treasurer and Director
Robin M. Rush

/s/ RONALD J. KRAUSE                Director                                         March 26, 1998
------------------------
Ronald J. Krause

/s/JOSEPH M. DUNN                  Director                                          March 26, 1998
------------------------           Treasurer and Director
Robin M. Rush

Joseph M. Dunn

/s/MARTIN A NAEGELIN, JR.          Vice President and                                March 26, 1998
------------------------           Chief Financial Officer
Martin A. Naegelin, Jr.            (Principal Financial and
                                   Accounting Officer)

                                 EXHIBIT INDEX


Exhibit 11.1        Computation of Net Income and Pro Forma Earnings per share

Exhibit 23.1        Consent from Independent Public Accountants

Exhibit 27          Financial Data Schedule