Form 10-Q
period 1998-03-31
RUSH ENTERPRISES INC \TX\
filed 1998-05-15
CIK 1012019

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ____________________________

                         Commission file number 0-20797

                               ------------------

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


         Indicated below is the number of shares outstanding of the registrant's only class of common stock, as of May 7, 1998.

                                                           Number of
                                                             Shares
       Title of Class                                     Outstanding
       --------------                                     -----------
Common Stock, $.01 Par Value                               6,643,730

                     RUSH ENTERPRISES, INC. AND SUBSIDIARIES

                                      INDEX

PART I.  FINANCIAL INFORMATION                                                                            PAGE
                                                                                                          ----
         Item 1.  Financial Statements

             Consolidated Balance Sheets - March 31, 1998 (unaudited) and December 31, 1997. . . . . . .    3

             Consolidated Statements of Income - For the Three Months
             Ended March 31, 1998 and 1997 (unaudited) . . . . . . . . . . . . . . . . . . . . . . . . .    4

             Consolidated Statements of Cash Flows - For the Three Months Ended
             March 31, 1998 and 1997 (unaudited) . . . . . . . . . . . . . . . . . . . . . . . . . . . .    5

              Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . . . . . .    6

         Item 2.  Management's Discussion and Analysis of Financial Condition
                    and Results of Operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   9

PART II.  OTHER INFORMATION  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   15

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   16

PART I
Item 1.  Financial Statements

                     RUSH ENTERPRISES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                                     MARCH 31,      DECEMBER 31,
                                                                                       1998            1997
                             ASSETS                                                 (UNAUDITED)      (AUDITED)
                                                                                     ------------------------
CURRENT ASSETS:
    Cash and cash equivalents                                                        $ 17,894        $ 19,816
    Accounts receivable, net                                                           25,870          20,894
    Inventories                                                                        88,206          66,757
    Prepaid expenses and other                                                            413             381
                                                                                     --------        --------

            Total current assets                                                      132,383         107,848

PROPERTY AND EQUIPMENT, net                                                            39,604          34,158

OTHER ASSETS, net                                                                      14,123          13,472
                                                                                     --------        --------

            Total assets                                                             $186,110        $155,478
                                                                                     ========        ========


            LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Floorplan notes payable                                                          $ 83,900        $ 63,268
    Current maturities of long-term debt                                                2,754           2,439
    Advances outstanding under lines of credit                                             10              20
    Trade accounts payable                                                              4,896           5,751
    Accrued expenses                                                                   13,393          12,556
    Note payable to shareholder                                                         5,550           5,450
                                                                                     --------        --------

            Total current liabilities                                                 110,503          89,484

DEFERRED INCOME TAX LIABILITY, net                                                      1,340           1,180

LONG-TERM DEBT, net of current maturities                                              30,858          22,742

SHAREHOLDERS' EQUITY:
    Rush Enterprises, Inc., common stock, par value $.01 per share;
        25,000,000 shares authorized; 3,750,000 and
        6,643,730 outstanding at March 31, 1998 and 1997                                   66              66
    Additional paid-in capital                                                         33,342          33,342
    Retained earnings                                                                  10,001           8,664
                                                                                     --------        --------

            Total shareholders' equity                                                 43,409          42,072
                                                                                     --------        --------

            Total liabilities and shareholders' equity                               $186,110        $155,478
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

                     RUSH ENTERPRISES, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
              (IN THOUSANDS, EXCEPT EARNINGS PER SHARE - UNAUDITED)


                                                             THREE MONTHS ENDED
                                                                  MARCH 31,
                                                          -------------------------
                                                             1998           1997
                                                          ----------    -----------
REVENUES:
    New and used truck sales                               $ 84,987        $61,805
    Parts and service                                        23,329         16,295
    Construction Equipment Sales                              7,951           --
    Lease and rental                                          4,830          3,208
    Finance and insurance                                     2,358          1,025
    Other                                                     2,620            579
                                                           --------        -------

               Total revenues                               126,075         82,912

COST OF PRODUCTS SOLD                                       104,363         69,743
                                                           --------        -------

GROSS PROFIT                                                 21,712         13,169

SELLING, GENERAL AND ADMINISTRATIVE                          17,231         10,784

DEPRECIATION AND AMORTIZATION                                   955            628
                                                           --------        -------

OPERATING INCOME                                              3,526          1,757

INTEREST EXPENSE                                              1,298            490
                                                           --------        -------

INCOME  BEFORE INCOME TAXES                                   2,228          1,267

PROVISION FOR INCOME TAXES                                      891            482
                                                           --------        -------

NET INCOME                                                 $  1,337        $   785
                                                           ========        =======

 Basic and diluted income from operations per share        $    .20        $   .12
                                                           ========        =======
    Weighted average shares outstanding:
      Basic                                                   6,644          6,644
                                                           ========        =======
      Diluted                                                 6,645          6,644
                                                           ========        =======


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     RUSH ENTERPRISES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (IN THOUSANDS - UNAUDITED)


                                                                  THREE MONTHS ENDED
                                                                       MARCH 31,
                                                             ----------------------------
                                                                 1998            1997
                                                             ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                     1,337         $    785
   Adjustments to reconcile net income to cash provided
     by (used in) continuing operations
       Depreciation and amortization                                955              628
       Gain on sale of property, plant and equipment                (47)            --
       Provision for deferred income tax expense                    160               52
       Change in receivables                                     (4,251)           8,469
       Change in inventories                                    (17,019)           8,602
       Change in other current assets                               (25)             902
       Change in accounts payable                                (1,023)          (1,272)
       Change in accrued liabilities                                244           (1,416)
                                                               --------         --------
   Net cash provided by (used in) operating activities          (19,669)          16,750
                                                               --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of property and equipment                         (4,585)          (2,032)
   Proceeds from the sale of property and equipment                 139            1,141
   Business acquisitions                                         (5,817)          (7,915)
   Change in other assets                                           607              (86)
                                                               --------         --------
   Net cash provided by (used in) investing activities           (9,656)          (8,892)
                                                               --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from notes payable                                    7,274            4,692
   Principal payments on notes payable                             (503)          (1,562)
   Draws (payments) on floor plan financing, net                 20,632          (16,850)
                                                               --------         --------
   Net cash provided by (used in) financing activities           27,403          (13,720)
                                                               --------         --------
NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                                          (1,922)          (5,862)
CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR                    19,816           21,507
                                                               --------         --------
CASH AND CASH EQUIVALENTS - END OF PERIOD                        17,894         $ 15,645
                                                               ========         ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:
   Cash paid during year for interest                          $  1,312         $    937
                                                               ========         ========
   Cash paid during year for taxes                             $     42         $   --
                                                               ========         ========


                  The accompanying notes are an integral part
                   of these consolidated financial statements

                     RUSH ENTERPRISES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1 - PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

         The interim consolidated financial statements included herein have been prepared by Rush Enterprises, Inc. and its subsidiaries (collectively referred to as the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). All adjustments have been made to the accompanying interim consolidated financial statements which are, in the opinion of the Company's management, necessary for a fair presentation of the Company's operating results. All adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is recommended that these interim consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on form 10-K for the year ended December 31, 1997.

2 - ACQUISITION

         In March 1998 the Company acquired all of the issued and outstanding capital stock of D & D Farm and Ranch Supermarket Inc., for approximately $10.5 million. The acquisition was accounted for as a purchase. The results of operations have been included in the Company's financial statements since the date of acquisition. No pro forma financial information with regard to this acquisition has been presented as the acquisition does not have a significant impact on the Company's prior or current period financial position or results of operations.

3 - COMMITMENTS AND CONTINGENCIES

         The Company is contingently liable to certain finance companies for certain promissory notes and finance contracts, related to the sale of trucks and construction equipment, sold to such finance companies. The Company's recourse liability related to sold finance contracts is limited to 15 to 25 percent of the outstanding balance of each note sold to a finance company, with the aggregate recourse liability for 1998 limited to $600,000.

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

         The Company has consulting agreements with certain individuals for an aggregate monthly payment of $25,725. The agreements expire at various times between 1999 through 2001.

4 - EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted earnings per share:


                                                                           THREE MONTHS ENDED MARCH 31,
                                                                              1998               1997
                                                                         ---------------    ---------------
Numerator:
   Net income - numerator for basic and diluted earnings per share          $1,337,000        $  785,000

Denominator:
   Denominator for basic earnings per share - weighted average shares        6,643,730         6,643,730
   Effect of dilutive securities:
      Employee and Director stock options                                        1,659              --
                                                                            ----------        ----------
   Denominator for diluted earnings per share - adjusted weighted
   average shares                                                            6,645,389         6,643,730

                                                                            ==========        ==========
Basic earnings per share                                                    $      .20        $      .12
                                                                            ==========        ==========

Diluted earnings per share                                                  $      .20        $      .12
                                                                            ==========        ==========


5 - SEGMENT INFORMATION

         The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131). This statement requires that public business enterprises report certain information about operating segments in complete sets of financial statements of the enterprise and in condensed financial statements of interim periods issued to shareholders. It also requires that public business enterprises report certain information about their products and services, the geographic areas in which they operate, and their major customers. The effective date for SFAS No. 131 is for fiscal years beginning after December 15, 1997.

The Company has two reportable segments: the Heavy Duty Truck segment, and the Construction Equipment segment. The Heavy Duty Truck segment operates a regional network of truck centers that provides an integrated one-stop source for the trucking needs of its customers, including retail sales of new Peterbilt and used heavy-duty trucks; after-market parts, service and body shop facilities; and a wide array of financial services, including the financing of new and used truck purchases, insurance products and truck leasing and rentals. The Heavy Duty Truck segment has locations in Texas, California, Colorado, Oklahoma and Louisiana. The Construction Equipment segment, formed during 1997, operates a full-service John Deere dealership that serves the Houston, Texas Metropolitan and surrounding areas. Dealership operations include the retail sale of new and used construction equipment, after-market parts and service facilities, equipment rentals, and the financing of new and used equipment. The Company had only one segment prior to the October 1997 acquisition of such John Deere dealership, thus for the quarter ended March 31, 1997 results depict only the Heavy Duty Truck segment.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. The Company evaluates performance based on income before income taxes not including extraordinary items.

The Company accounts for intersegment sales and transfers at current market prices as if the sales or transfers were to third parties. There were no intersegment sales during the three months ended March 31, 1998.

The Company's reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies. Business units were maintained through expansion and acquisitions. The following table contains summarized information about reportable segment profit or loss and segment assets, for the three months ended March 31, 1998: (in thousands)


                                        HEAVY-DUTY     CONSTRUCTION
                                       TRUCK SEGMENT     EQUIPMENT
                                          SEGMENT         SEGMENT      ALL OTHER        TOTALS
                                          -------         -------      ---------        ------
Three months ended March 31, 1998

Revenues from external customers         $110,864        $11,856        $ 3,355        $126,075
Segment income before taxes                 2,091              2            135           2,228
Segment assets                            126,415         41,202         18,493         186,110


Revenues from segments below the reportable quantitative thresholds are attributable to four operating segments of the Company. Those segments include a tire company, a farm and ranch retail center, an insurance company, and a hunting lease operation. None of those segments has ever met any of the quantitative thresholds for determining reportable segments.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS


         Certain statements contained in this Form 10-Q are "forward-looking statements" within the meaning of the Section 27A of the Securities Act of and
Section 21E of the Exchange Act. Specifically, all statements other than statements of historical fact included in this Form 10-Q regarding the Company's financial position, business strategy and plans and objectives of management of the Company for future operations are forward-looking statements. These forward-looking statements are based on the beliefs of the Company's management, as well as assumptions made by and information currently available to the Company's management. When used in this report, the words "anticipate," "believe," "estimate," "expect" and "intend" and words or phrases of similar import, as they relate to the Company or its subsidiaries or Company management, are intended to identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions related to certain factors including, without limitation, competitive factors, general economic conditions, customer relations, relationships with vendors, the interest rate environment, governmental regulation and supervision, seasonality, distribution networks, product introductions and acceptance, technological change, changes in industry practices, onetime events and other factors described herein and in the Company's Registration Statement on Form S-1 (File No. 333-3346) and in the Company's annual, quarterly and other reports filed with the Securities and Exchange Commission (collectively, "cautionary statements"). Although the Company believes that its expectations are reasonable, it can give no assurance that such expectations will prove to be correct. Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected, or intended. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the applicable cautionary statements. The Company does not intend to update these forward-looking statements.


         The following comments should be read in conjunction with the Company's consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q.

GENERAL

         Rush Enterprises, Inc. was incorporated in Texas in 1965 and currently consists of two reportable segments: the Heavy Duty Truck segment, and the Construction Equipment segment.

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


    The Construction Equipment segment, formed during 1997, operates a full-service John Deere dealership (the "Rush Equipment Center") that serves the Houston, Texas Metropolitan and surrounding areas. Dealership operations include the retail sale of new and used construction equipment, after-market parts and service facilities, equipment rentals, and the financing of new and used construction equipment. The Company believes the construction equipment industry is highly-fragmented and offers opportunities for consolidation. As a result, the Company's growth strategy is to realize economies of scale, favorable purchasing power, and cost savings by developing a network of John Deere dealerships through acquisitions and growth inside existing territories. The Company currently operates only one construction equipment dealership and there can be no assurance that the Company will be able to successfully develop a network of construction equipment dealerships or, if such network of construction equipment dealerships is established, that it will realize economies of scale, favorable purchasing power or cost savings.

         In March 1997, the Company acquired the assets of Denver Peterbilt, Inc., which consisted of two full service Peterbilt dealerships in Denver and Greeley, Colorado. The purchase price was approximately $7.9 million, funded by cash and borrowings under the Company's floor plan financing arrangement.

         In September 1997, the Company opened a Rush Truck Center in Pharr, Texas. This full-service Peterbilt dealership serves the Texas Rio Grande Valley area.

         In October 1997, the Company acquired certain assets and assumed certain liabilities from C. Jim Stewart & Stevenson, Inc., which consisted of its full service John Deere construction equipment dealership serving the Houston, Texas metropolitan and surrounding areas. The purchase price was approximately $30.2 million funded by cash, borrowings from various creditors, and a note payable issued to the seller.

         In March 1998, the Company acquired all of the outstanding capital stock of D & D Farm and Ranch Supermarket, Inc. ("D & D"), for consideration of approximately $10.5 million. D & D operates a retail farm and ranch superstore in the Greater San Antonio, Texas area.

RESULTS OF OPERATIONS

         The following discussion and analysis includes the Company's historical results of operations for the three months ended March 31, 1998 and 1997.

         The following table sets forth for the periods indicated certain financial data as a percentage of total revenues:


                                                                           Three Months
                                                                          Ended March 31,
                                                                      ----------------------
                                                                         1998         1997
                                                                      --------      --------
New and used truck sales .....................................           67.4%         74.5%
Parts and service ............................................           18.5          19.6
Construction equipment sales .................................            6.3           --
Lease and rental .............................................            3.8           3.9
Finance and insurance ........................................            1.9           1.2
Other ........................................................            2.1            .8
                                                                        -----         -----
         Total revenues ......................................          100.0         100.0
Cost of products sold ........................................           82.8          84.1
                                                                        -----         -----
Gross profit .................................................           17.2          15.9
Selling, general and administrative expenses .................           13.7          13.0
Depreciation and amortization ................................             .7            .8
                                                                        -----         -----
Operating income .............................................            2.8           2.1
Interest expense .............................................            1.0            .5
                                                                        -----         -----
Income before income taxes ...................................            1.8           1.6
Provision for income taxes ...................................             .7            .7
                                                                        -----         -----
Net income ...................................................            1.1%           .9%
                                                                        -----         -----

THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THREE MONTHS ENDED MARCH 31, 1997

Revenues

         Revenues increased by approximately $43.2 million, or 52.1%, from $82.9 million to $126.1 million from the first quarter of 1997 to the first quarter of 1998. Approximately, $23.6 million in sales is attributable to the addition of the Colorado and Pharr heavy-duty truck dealerships, and the John Deere construction equipment dealership, while the remaining increase of $19.6 million or 23.6%, is attributable to same store growth. Sales of new and used trucks increased by approximately $23.2 million, or 37.5%, from $61.8 million to $85.0 million from the first quarter of 1997 to the first quarter of 1998. Unit sales of new and used trucks increased by 25.3% and 34.3%, respectively, from the first quarter of 1997 to the first quarter of 1998, while new truck average revenue per unit increased by 5.8% and used truck average revenue per unit increased by 16.8%. Average new truck prices and used truck prices increased due to a change in product mix, and used truck demands increased due to increasing delivery times on new truck orders.

         Parts and service sales increased by approximately $7.0 million, or 43.0%, from $16.3 million to $23.3 million. The increase was due to same store growth of 21.6% and parts and service sales associated with addition of the Colorado and Pharr heavy-duty truck dealerships, and the John Deere construction equipment dealership.

         Lease and rental revenues increased by approximately $1.6 million, or 50.0% from $3.2 million to $4.8 million. The increase was due to $1.2 million of lease and rental revenues generated by the John Deere dealership acquired in October 1997, and same store growth in revenues of $396,000 or 12.4%.

         Finance and insurance revenues increased by approximately $1.3 million, or 130.0%, from $1.0 million to $2.3 million from the first quarter of 1997 to the first quarter of 1998. The majority of the increase resulted from the increase in used truck deliveries. Finance and insurance revenues have limited direct costs and, therefore, contribute a disproportionate share of operating profits.

Gross Profit

         Gross profit increased by approximately $8.5 million, or 64.4%, from $13.2 million to $21.7 million from the first quarter of 1997 to the first quarter of 1998. Gross profit as a percentage of sales increased from 15.9% in the first quarter of 1997 to 17.2% in the first quarter of 1998. The increase in gross profit resulted from an increase in the sales mix to the parts, service and body shop departments, in addition to increased gross margins on used truck, service and body shop sales, as well as the addition of the Rush Equipment Center, which achieved a gross margin of 19.6%. These margin increases were offset by slight decreases in gross margins on new truck and parts sales.


Selling, General and Administrative Expenses

         Selling, general and administrative expenses increased by approximately $6.4 million, from $10.8 million to $17.2 million, or 59.3%, from the first quarter of 1997 to the first quarter of 1998. The increase resulted from approximately $3.5 million of selling, general and administrative expense related to the acquisition and integration of Denver Peterbilt Inc., the John Deere construction equipment dealership, and D & D Farm and Ranch Supermarket, Inc., and increased sales commissions resulting from increased gross margins.

Interest Expense

         Interest expense increased by approximately $808,000 or 164.9%, from $490,000 to $1.3 million, from the first quarter of 1997 to the first quarter of 1998, primarily as the result of increased levels of indebtedness due to higher floor plan liability levels and the refinancing of certain real property owned by the Company during the fourth quarter of 1997.

Income before Income Taxes

         Income before income taxes increased by $961,000, or 73.9%, from $1.3 million to $2.3 million from the first quarter of 1997 to the first quarter of 1998, as a result of the factors described above.

Income Taxes

The Company has provided for taxes at a 40% effective rate.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's short-term cash needs are primarily for working capital, including inventory requirements, expansion of existing facilities and the acquisition of new facilities. These short-term cash needs have historically been financed with retained earnings and borrowings under credit facilities available to the Company.

         In June 1996, the Company completed an initial public offering of 2,875,000 shares of common stock and received net proceeds of approximately $32.1 million.

         As a result of the initial public offering, working capital levels have generally increased. At March 31, 1998, the Company had working capital of approximately $21.7 million, including $17.9 million in cash and cash equivalents, $25.9 million in accounts receivable, $88.2 million in inventories, and $0.5 million in prepaid expenses, less $18.5 million of accounts payable and accrued expenses, $2.8 million of current maturities on long-term debt, $5.6 million in a note payable to a shareholder, and $83.9 million outstanding under floor plan financing. The aggregate maximum borrowing limits under working capital lines of credit with various commercial banks are approximately $8.0 million. The Company's floor plan agreements with its primary lender limit the aggregate amount of borrowings based on the number of new and used trucks and the book value of construction equipment inventory.

         For the first three months of 1998, operating activities resulted in net cash used in operations of approximately $19.7 million. Net income of $1.3 million, an increase in accrued liabilities coupled with provisions for depreciation, amortization and deferred taxes totaling $1.4 million was more than offset by increases in accounts receivable, inventories and other assets and a decrease in accounts payable totaling $22.4 million.

         For the first three months of 1997, operating activities generated $16.8 million of cash. Net income of $785,000, a decrease in accounts receivable, inventories and other assets, coupled with provisions for depreciation, amortization, and deferred taxes totaling $18.7 million more than offset decreases in accounts payable and accrued liabilities of $2.7 million.

         During the first three months of 1998, the Company used $9.7 million in investing activities, including purchases of property, plant and equipment of $4.6 million, a cash outlay of $5.8 million for the acquisition of D & D Farm and Ranch Supermarket, Inc., offset by proceeds from the sale of property, plant and equipment and a decrease in other assets totaling $746,000.

         During the first three months of 1997, the Company used $8.9 million for investing activities, primarily related to the acquisition of Denver Peterbilt, Inc..

         Net cash generated from financing activities in the first three months of 1998 amounted to $27.4 million. Proceeds from additional floor plan financing and increased notes payable more than offset principal payments on notes payable.

         For the first three months of 1997, net cash used in financing activities amounted to $13.7 million. Payments on floor plan financing and principal payments on notes payable more than offset the increase in notes payable.

         Substantially all of the Company's truck purchases from PACCAR are made on terms requiring payment within 15 days or less from the date of shipment from the factory. The Company finances all, or substantially all, of the purchase price of its new truck inventory, and 75% of the loan value of its used truck inventory, under a floor plan arrangement with GMAC under which GMAC pays PACCAR directly with respect to new trucks. The Company makes monthly interest payments on the amount financed but is not required to commence loan principal repayments to GMAC prior to the sale of new vehicles for a period of 12 months and for used vehicles for a period of three months. At March 31, 1998, the Company had approximately $54.8 million outstanding under its floor plan financing arrangement with GMAC. GMAC permits the Company to earn, for up to 62.5% of the amount borrowed under its floor plan financing arrangement with GMAC, interest at the prime rate less one-half percent on overnight funds deposited by the Company with GMAC.

         The Company finances all, or substantially all, of the purchase price of its new equipment inventory under its floor plan facilities with John Deere and Associates Commercial Corp.. The agreement with John Deere provides for an immediate 3% discount if the equipment is paid for within 30 days from the date of purchase, or interest free financing for five months, after which time the amount financed is required to be paid in full. When the equipment is sold prior to the expiration of the five month period, the Company is required to repay the principal within approximately 15 days of date of the sale. Should the equipment financed by John Deere not be sold within the five month period, it is transferred to the Associates Commercial Corp. floor plan arrangement. The Company makes principal payments to Associates Commercial Corp., for sold inventory, and interest payments for all inventory, on the 15th day of each month. Used and rental equipment, to a maximum of book value, is financed under a floor plan arrangement with Associates Commercial Corp. The Company makes monthly interest payments on the amount financed and is required to commence loan principal repayments on rental equipment as book value reduces. Principal payments, for sold inventory, on used equipment are made the 15th day of each month following the sale. The loans are collateralized by a lien on the equipment. The Company's floor plan agreements limit the aggregate amount of borrowings based on the book value of new and used equipment units. As of March 31, 1998, the Company's floor plan arrangement with Associates Commercial Corp. permits the financing of up to $25 million in construction equipment. At March 31, 1998, the Company had $8.7 million and $20.4 million, outstanding under its floor plan financing arrangements with John Deere and Associates Commercial Corp., respectively.

Backlogs

         The Company enters firm orders into its backlog at the time the order is received. Currently, customer orders are being filled in approximately six to nine months and customers have historically placed orders expecting delivery within three to six months. However, certain customers, including fleets and governments, typically place orders up to one year in advance of their desired delivery date. The Company in the past has typically allowed customers to cancel orders at any time prior to delivery, and the Company's level of cancellations is affected by general economic conditions, economic recessions and customer business cycles. As a percentage of orders, cancellations historically have ranged from 5% to 12% of annual order volume. The Company's backlogs as of March 31, 1998, and 1997, were approximately $150 million and $95.0 million, respectively. Backlogs increased principally due to the above noted longer lead times for truck deliveries at March 31, 1998, compared to March 31, 1997, delivery lead times of 75 to 90 days.

Seasonality

         The Company's heavy-duty truck business is moderately seasonal. Seasonal effects on new truck sales related to the seasonal purchasing patterns of any single customer type are mitigated by the Company's diverse customer base, which includes small and large fleets, governments, corporations and owner operators. However, truck, parts and service operations historically have experienced higher volumes of sales in the second and third quarters. The Company has historically received benefits from volume purchases and meeting vendor sales targets in the form of cash rebates, which are typically recognized when received. Approximately 40% of such rebates are typically received in the fourth quarter, resulting in a seasonal increase in gross profit.

         Seasonal effects in the construction equipment business are primarily driven by weather conditions. As the Rush Equipment Center is located in Houston, Texas, where winters are mild, seasonality currently does not have a material effect on the Company's construction equipment segment. Additionally, any seasonal effects, on construction equipment sales related to the seasonal purchasing patterns of any single customer type are mitigated by the Company's diverse customer base that includes contractors, for both residential and commercial construction, utility companies, federal, state and local government agencies, and various petrochemical, industrial and material supply type businesses that require construction equipment in their daily operations.


Cyclicality

         The Company's business, as well as the entire retail heavy-duty truck and construction equipment industries, are dependent on a number of factors relating to general economic conditions, including fuel prices, interest rate fluctuations, economic recessions and customer business cycles. In addition, unit sales of new trucks and construction equipment have historically been subject to substantial cyclical variation based on such general economic conditions. Although the Company believes that its geographic expansion and diversification into truck and construction equipment related services, including financial services, leasing, rentals and service and parts, will reduce the overall impact to the Company resulting from general economic conditions affecting heavy-duty truck sales, the Company's operations may be materially and adversely affected by any continuation or renewal of general downward economic pressures or adverse cyclical trends.

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

                  Not Applicable

         Item 5.  Other Information

                  Not Applicable

         Item 6.  Exhibits and Reports on Form 8-K

                  a)  Exhibits

                    Exhibit
                    Number
                    ------
                     10.1*          Master Loan Agreement between General Motors Acceptance  Corporation and
                                    Rush Enterprises, Inc. dated July 28, 1997.

                     10.2*          Stock   Purchase   Agreement   dated   February   20,  1998  among  Rush
                                    Enterprises,  Inc.,  Rush  Retail  Centers,  Inc.,  D & D Farm and Ranch
                                    Supermarket, Inc. and Georgette Hawkins.

                     27.1*          Financial data schedule

                         *          Filed herewith

                  b)  Reports on Form 8-K

                        None

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       RUSH ENTERPRISES, INC.



Date:    May 13, 1998                  By:  /S/ W. MARVIN RUSH
                                          -------------------------------------
                                       Name: W. Marvin Rush
                                       Title: Chairman and Chief Executive
                                              Officer (Principal Executive
                                              Officer)

Date:    May 13, 1998                  By:  /S/ Martin A. Naegelin, Jr.
                                          -------------------------------------
                                       Name: Martin A. Naegelin, Jr.
                                       Title: Vice President and
                                              Chief Financial Officer
                                              (Principal Financial and
                                              Accounting Officer)

                                  EXHIBIT INDEX


Exhibit
Number          Description
------          -----------
 10.1*          Master Loan Agreement between General Motors Acceptance Corporation and
                Rush Enterprises, Inc. dated July 28, 1997.

 10.2*          Stock Purchase Agreement dated February 20, 1998 among Rush Enterprises,
                Inc., Rush Retail Centers, Inc., D & D Farm and Ranch Supermarket, Inc.
                and Georgette Hawkins.

 27.1*          Financial data schedule

     *          Filed herewith