Form 10-Q
period 1998-06-30
RUSH ENTERPRISES INC \TX\
filed 1998-08-14
CIK 1012019

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
 (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ______________________

                         Commission file number 0-20797

                             ---------------------

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

         Indicated below is the number of shares outstanding of the registrant's only class of common stock, as of August 7, 1998.

                                                         Number of
                                                           Shares
                  Title of Class                        Outstanding
                  --------------                        -----------
         Common Stock, $.01 Par Value                    6,643,730

                     RUSH ENTERPRISES, INC. AND SUBSIDIARIES

                                      INDEX



PART I.  FINANCIAL INFORMATION                                                                                            PAGE
                                                                                                                          ----
         Item 1.  Financial Statements

             Consolidated Balance Sheets - June 30, 1998 (unaudited) and December 31, 1997. . . . . . . . . . . . . .       3

             Consolidated Statements of Income - For the Three and Six Months
             Ended June 30, 1998 and 1997 (unaudited) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       4

             Consolidated Statements of Cash Flows - For the Three and Six Months Ended
             June 30, 1998 and 1997 (unaudited) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       5

              Notes to Consolidated Financial Statements . . . . . . . . . . .  . . . . . . . . . . . . . . . . . . .       6

         Item 2.  Management's Discussion and Analysis of Financial Condition
                    and Results of Operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       9

PART II.  OTHER INFORMATION   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      17

SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      19

                     RUSH ENTERPRISES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                                     JUNE 30,   DECEMBER 31,
                                                                                      1998          1997
                              ASSETS                                               (UNAUDITED)   (AUDITED)
                                                                                   -----------  ------------
CURRENT ASSETS:
       Cash and cash equivalents                                                    $ 25,814     $ 19,816
       Accounts receivable, net                                                       18,805       20,894
       Inventories                                                                    84,575       66,757
       Prepaid expenses and other                                                        648          381
                                                                                    --------     --------

             Total current assets                                                    129,842      107,848

PROPERTY AND EQUIPMENT, net                                                           41,741       34,158

OTHER ASSETS, net                                                                     14,044       13,472
                                                                                    --------     --------

             Total assets                                                           $185,627     $155,478
                                                                                    ========     ========

               LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
       Floorplan notes payable                                                      $ 73,573     $ 63,268
       Current maturities of long-term debt                                            4,965        2,439
       Advances outstanding under lines of credit                                         10           20
       Trade accounts payable                                                          5,102        5,751
       Accrued expenses                                                               15,830       12,556
       Note payable to shareholder                                                    10,600        5,450
                                                                                    --------     --------

             Total current liabilities                                               110,080       89,484

DEFERRED INCOME TAX LIABILITY, net                                                     1,527        1,180

LONG-TERM DEBT, net of current maturities                                              27,881       22,742

SHAREHOLDERS' EQUITY
       Rush Enterprises, Inc., common stock, par value $.01 per share;
       25,000,000 shares authorized; 6,643,730 outstanding at June 30, 1998 and
       December 31, 1997                                                                  66           66
       Additional paid-in-capital                                                     33,342       33,342
       Retained earnings                                                              12,731        8,664
                                                                                    --------     --------

             Total shareholders' equity                                               46,139       42,072
                                                                                    --------     --------

             Total liabilities and shareholders' equity                             $185,627     $155,478
                                                                                    ========     ========



        The accompanying notes are an integral part of these consolidated financial statements.

                     RUSH ENTERPRISES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
              (IN THOUSANDS, EXCEPT EARNINGS PER SHARE - UNAUDITED)

                                                              THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                   JUNE 30,                  JUNE 30,
                                                            ---------------------     ---------------------
                                                              1998         1997         1998         1997
                                                            --------     --------     --------     --------
REVENUES:
     New and used truck sales                               $117,392     $ 71,831     $202,379     $133,636
     Parts and service                                        27,047       19,051       50,376       35,346
     Construction equipment sales                              9,962           --       17,913           --
     Lease and rental                                          4,145        3,448        8,975        6,656
     Finance and insurance                                     3,039        1,056        5,397        2,081
     Other                                                     4,398          386        7,018          965
                                                            --------     --------     --------     --------

                         Total revenues                      165,983       95,772      292,058      178,684

COST OF PRODUCTS SOLD                                        139,464       81,301      243,827      151,044
                                                            --------     --------     --------     --------

GROSS PROFIT                                                  26,519       14,471       48,231       27,640

SELLING, GENERAL AND ADMINISTRATIVE                           19,279       11,716       36,510       22,500

DEPRECIATION AND AMORTIZATION                                  1,119          715        2,074        1,343
                                                            --------     --------     --------     --------

OPERATING INCOME                                               6,121        2,040        9,647        3,797

INTEREST EXPENSE                                               1,570          433        2,868          923
                                                            --------     --------     --------     --------

INCOME BEFORE INCOME TAXES                                     4,551        1,607        6,779        2,874

PROVISION FOR INCOME TAXES                                     1,821          610        2,712        1,092
                                                            --------     --------     --------     --------

NET INCOME                                                  $  2,730     $    997     $  4,067     $  1,782
                                                            ========     ========     ========     ========

     Basic and diluted income from operations per share     $   0.41     $   0.15     $   0.61     $   0.27
                                                            ========     ========     ========     ========

Weighted average shares outstanding
     Basic                                                     6,644        6,644        6,644        6,644
                                                            ========     ========     ========     ========
     Diluted                                                   6,660        6,644        6,660        6,644
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

                     RUSH ENTERPRISES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (IN THOUSANDS - UNAUDITED)

                                                                 SIX MONTHS ENDED
                                                                     JUNE 30,
                                                              ----------------------
                                                                1998          1997
                                                              --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                               $  4,067      $  1,782
     Adjustments to reconcile net income to cash provided
        by (used in) continuing operations
         Depreciation and amortization                           2,074         1,343
         Gain on sale of property, plant and equipment             (62)          (84)
         Provision for deferred income tax expense                 347            95
         Change in receivables                                   2,814         4,895
         Change in inventories                                 (13,388)        4,277
         Change in other current assets                           (260)          924
         Change in accounts payable                               (817)          896
         Change in accrued liabilities                           2,681        (3,987)
                                                              --------      --------
     Net cash provided by (used in) operating activities        (2,544)       10,141
CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisition of property and equipment                      (7,719)       (4,292)
     Proceeds from the sale of property and equipment              186         1,297
     Business Acquisitions                                      (5,817)       (7,915)
     Changes in other assets                                       532          (108)
                                                              --------      --------
     Net cash used in investing activities                     (12,818)      (11,018)
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from notes payable                                14,105         5,998
     Principal payments on notes payable                        (3,050)       (2,067)
     Draws (payments) on floor plan financing, net              10,305        (9,419)
                                                              --------      --------
     Net cash provided by (used in) financing activities        21,360        (5,488)
                                                              --------      --------
NET INCREASE (DECREASE) IN CASH
     AND CASH EQUIVALENTS                                        5,998        (6,365)
CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR                   19,816        21,507
                                                              --------      --------
CASH AND CASH EQUIVALENTS - END OF PERIOD                     $ 25,814      $ 15,142
                                                              ========      ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
     INFORMATION:
     Cash  paid during year for interest                      $  2,958      $    945
                                                              ========      ========
     Cash paid during year for taxes                          $  2,205      $    737
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

3 - COMMITMENTS AND CONTINGENCIES

         The Company is contingently liable to certain finance companies for certain promissory notes and finance contracts, related to the sale of trucks, sold to such finance companies. The Company's recourse liability related to sold finance contracts is limited to 15 to 25 percent of the outstanding balance of each note sold to a finance company, with the aggregate recourse liability for 1998 limited to $600,000.

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

4 - EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted earnings per share:

                                                  THREE MONTHS ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,
                                                      1998           1997           1998           1997
                                                  -----------     -----------    ----------     ----------
Numerator:
   Net income - numerator for basic and diluted
earnings per share                                 $2,730,000     $  997,000     $4,067,000     $1,782,000

Denominator:
   Denominator for basic earnings per share -
weighted average shares                             6,643,730      6,643,730      6,643,730      6,643,730
   Effect of dilutive securities:
      Employee and Director stock options              16,637           --           16,637           --
                                                   ----------     ----------     ----------     ----------
   Denominator for diluted earnings per
   share-adjusted weighted average shares           6,660,367      6,643,730      6,660,367      6,643,730
                                                   ==========     ==========     ==========     ==========
Basic earnings per share                           $      .41     $      .15     $      .61     $      .27
                                                   ==========     ==========     ==========     ==========
Diluted earnings per share                         $      .41     $      .15     $      .61     $      .27
                                                   ==========     ==========     ==========     ==========

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

         The Company has two reportable segments: the Heavy Duty Truck segment, and the Construction Equipment segment. The Heavy Duty Truck segment operates a regional network of truck centers that provides an integrated one-stop source for the trucking needs of its customers, including retail sales of new Peterbilt and used heavy-duty trucks; after-market parts, service and body shop facilities; and a wide array of financial services, including the financing of new and used truck purchases, insurance products and truck leasing and rentals. The Heavy Duty Truck segment has locations in Texas, California, Colorado, Oklahoma and Louisiana. The Construction Equipment segment, formed during 1997, operates a full-service John Deere dealership that serves the Houston, Texas Metropolitan and surrounding areas. Dealership operations include the retail sale of new and used construction equipment, after-market parts and service facilities, equipment rentals, and the financing of new and used equipment. The Company had only one segment prior to the October 1997 acquisition of such John Deere dealership, thus for the three and six month periods ended June 30, 1997 results depict only the Heavy Duty Truck segment.

         The accounting policies of the segments are the same as those described in the summary of significant accounting policies included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. The Company evaluates performance based on income before income taxes not including extraordinary items.

         The Company accounts for intersegment sales and transfers at current market prices as if the sales or transfers were to third parties. There were no intersegment sales during the three and six month periods ended June 30, 1998.

         The Company's reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies. Business units were maintained through expansion and acquisitions. The following table contains summarized information about reportable segment profit or loss and segment assets, for the three and six month periods ended June 30, 1998: (in thousands)

                                      HEAVY-DUTY  CONSTRUCTION
                                        TRUCK       EQUIPMENT
                                       SEGMENT       SEGMENT    ALL OTHER      TOTALS
                                      ----------  ------------- ---------      ------
Three months ended June 30, 1998

Revenues from external customers      $146,795     $ 12,420     $  6,768     $165,983
Segment income before taxes              4,161          222          168        4,551
Segment assets                         130,313       36,696       18,618      185,627

Six months ended June 30, 1998

Revenues from external customers      $257,659     $ 24,276     $ 10,123     $292,058
Segment income before taxes              6,252          224          303        6,779
Segment assets                         130,313       36,696       18,618      185,627

     Revenues from segments below the reportable quantitative thresholds are attributable to four operating segments of the Company. Those segments include a tire company, a farm and ranch retail center, an insurance company, and a hunting lease operation. None of those segments has ever met any of the quantitative thresholds for determining reportable segments.

6 - SUBSEQUENT EVENTS

         In July 1998, the Company, through its construction equipment division, Rush Equipment Centers, Inc., signed a Definitive Purchase Agreement with Klooster Equipment, Inc. to purchase the assets of three John Deere dealerships in western Michigan. The acquisition, subject to regulatory approval, the approval of John Deere Construction Equipment Company and customary closing conditions, is expected to close on or about September 1, 1998.

7 - RECENTLY ISSUED PRONOUNCEMENTS

         In February 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 132, "Employers' Disclosures about Pensions and Other Post-retirement Benefits" (FAS 132"). FAS 132 standardizes the disclosure requirements for pensions and other post-retirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets, and eliminates certain disclosures that are no longer useful. This statement is effective for financial statements for periods beginning after December 15, 1997. The Company does not provide post-retirement or post-employment benefits to its employees.

         In April 1998, the Accounting Standards Executive Committee ("AsSEC") issued Statement of Position 98-5 "Reporting on the Costs of Start-up Activities" (SOP 98-5"). SOP 98-5 requires all start-up activities, as defined, to be expensed as incurred. The SOP is effective for fiscal years beginning after December 15, 1998. Earlier application is encouraged, initial application will be reported as a cumulative effect of a change in accounting principle and restatement of previously issued financial statements is not permitted. The SOP will not have a material impact on the financial statements of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         Certain statements contained in this Form 10-Q are "forward-looking statements" within the meaning of the Section 27A of the Securities Act of 1933, as amended and Section 21E of the Exchange Act of 1934, as amended. Specifically, all statements other than statements of historical fact included in this Form 10-Q regarding the Company's financial position, business strategy and plans and objectives of management of the Company for future operations are forward-looking statements. These forward-looking statements are based on the beliefs of the Company's management, as well as assumptions made by and information currently available to the Company's management. When used in this report, the words "anticipate," "believe," "estimate," "expect" and "intend" and words or phrases of similar import, as they relate to the Company or its subsidiaries or Company management, are intended to identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions related to certain factors including, without limitation, competitive factors, general economic conditions, customer relations, relationships with vendors, the interest rate environment, governmental regulation and supervision, seasonality, distribution networks, product introductions and acceptance, technological change, changes in industry practices, onetime events and other factors described herein and in the Company's Registration Statement on Form S-1 (File No. 333-3346) and in the Company's annual, quarterly and other reports filed with the Securities and Exchange Commission (collectively, "cautionary statements"). Although the Company believes that its expectations are reasonable, it can give no assurance that such expectations will prove to be correct. Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected, or intended. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the applicable cautionary statements. The Company does not intend to update these forward-looking statements.

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

         The Construction Equipment segment, formed during 1997, operates a full-service John Deere dealership (the "Rush Equipment Center") that serves the Houston, Texas Metropolitan and surrounding areas. Dealership operations include the retail sale of new and used construction equipment, after-market parts and service facilities, equipment rentals, and the financing of new and used construction equipment. The Company believes the construction equipment industry is highly-fragmented and offers opportunities for consolidation. As a result, the Company's growth strategy is to realize economies of scale, favorable purchasing power, and cost savings by developing a network of John Deere dealerships through acquisitions and growth inside existing territories. The Company currently operates two construction equipment dealerships in Houston, and Beaumont, Texas and has recently signed a Definitive Purchase Agreement to acquire three dealerships in western Michigan. There can be no assurance that the Company will be able to successfully develop a network of construction equipment dealerships or, if such network of construction equipment dealerships is established, that it will realize economies of scale, favorable purchasing power or cost savings.

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

         In March 1998, the Company acquired all of the outstanding capital stock of D & D Farm and Ranch Supermarket, Inc. ("D & D"), for consideration of approximately $10.5 million. D & D operates a retail farm and ranch superstore in the San Antonio, Texas metropolitan and surrounding area.

RESULTS OF OPERATIONS

         The following discussion and analysis includes the Company's historical results of operations for the three and six months ended June 30, 1998 and 1997.

         The following table sets forth for the periods indicated certain financial data as a percentage of total revenues:

                                                 THREE MONTHS ENDED       SIX MONTHS ENDED
                                                      JUNE 30,                JUNE 30,
                                                 ------------------      ------------------
                                                  1998        1997        1998        1997
                                                 ------      ------      ------      ------
New and used truck sales                           70.7%       75.0%       69.3 %      74.8 %
Parts and service                                  16.3        19.9        17.3        19.8
Construction equipment sales                        6.0          --         6.1          --
Lease and rental                                    2.5         3.6         3.1         3.7
Finance and insurance                               1.8         1.1         1.8         1.2
Other                                               2.7         0.4         2.4         0.5
                                                 ------      ------      ------      ------
                Total revenues                    100.0       100.0       100.0       100.0
Cost of products sold                              84.0        84.9        83.5        84.5
                                                 ------      ------      ------      ------
Gross profit                                       16.0        15.1        16.5        15.5
Selling, general and administrative expenses       11.6        12.2        12.5        12.6
Depreciation and amortization                       0.7         0.8         0.7         0.8
                                                 ------      ------      ------      ------
Operating income                                    3.7         2.1         3.3         2.1
Interest expense                                    1.0         0.5         1.0         0.5
                                                 ------      ------      ------      ------
Income before income taxes                          2.7         1.7         2.3         1.6
Provision for income taxes                          1.1         0.6         0.9         0.6
                                                 ------      ------      ------      ------
Net income                                          1.6%        1.0%        1.4%        1.0%
                                                 ======      ======      ======      ======

THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS ENDED JUNE 30, 1997

Revenues

         Revenues increased by approximately $70.2 million, or 73.3%, from $95.8 million to $166.0 million from the second quarter of 1997 to the second quarter of 1998. Approximately, $21.6 million in sales is attributable to the addition of the Pharr heavy-duty truck dealership, the John Deere construction equipment dealership, and D & D Farm and Ranch Supermarket, while the remaining increase of $48.6 million, or 50.7%, is attributable to same store growth. Sales of new and used trucks increased by approximately $45.6 million, or 63.5%, from $71.8 million to $117.4 million from the second quarter of 1997 to the second quarter of 1998. Unit sales of new and used trucks increased by 60.1% and 19.0%, respectively, from the second quarter of 1997 to the second quarter of 1998, while new truck average revenue per unit increased by 9.5% and used truck average revenue per unit increased by 13.5%. Average new truck prices increased due to a change in product mix and customary price increases. Used truck prices increased due to product mix and increased demand for late model product.

         Parts and service sales increased by approximately $8.0 million, or 42.1% from $19.0 million to $27.0 million . The increase was due to same store growth of 30.4% and parts and service sales associated with the addition of the Pharr heavy-duty truck dealership, and the John Deere construction equipment dealership.

         Lease and rental revenues increased by approximately $697,000, or 20.5%, from $3.4 million to $4.1 million. The increase was due to $378,000 of lease and rental revenues generated by the John Deere dealership acquired in October 1997, and same store growth in revenues of $319,000 or 9.4%.

         Finance and insurance revenues increased by approximately $2.0 million, or 200.0%, from $1.0 million to $3.0 million from the second quarter of 1997 to the second quarter of 1998. The majority of the increase resulted from the increase in new and used truck deliveries. Finance and insurance revenues have limited direct costs and, therefore, contribute a disproportionate share of operating profits.

         Other income increased by approximately $4.0 million, or 1039.4%, from $386,000 to $4.4 million from the second quarter of 1997 to the second quarter of 1998. The increase is entirely due to the acquisition of D & D Farm and Ranch Supermarket, Inc., in March 1998, which recorded sales of approximately $4.2 million during the second quarter of 1998.

Gross Profit

         Gross profit increased by approximately $12.0 million, or 82.8%, from $14.5 million to $26.5 million from the second quarter of 1997 to the second quarter of 1998. Gross profit as a percentage of sales increased from 15.1% in the second quarter of 1997 to 16.0% in the second quarter of 1998. The increase in gross profit, as a percentage of sales, was a result of a change in sales mix. Finance and insurance revenues increased as a percentage of sales, gross margin percentages on used trucks, parts, service and body shop sales increased, and Rush Equipment Center, the Company's John Deere dealership, achieved a gross margin of 21.6%. These margin increases were offset by slight decreases in gross margins on new trucks.

Selling, General and Administrative Expenses

         Selling, general and administrative expenses increased by approximately $7.6 million, from $11.7 million to $19.3 million, or 65.0%, from the second quarter of 1997 to the second quarter of 1998. Selling, general and administrative expenses as a percentage of revenue decreased from 12.2% in the second quarter of 1997 to 11.6% in the second quarter of 1998. The changes in selling, general and administrative expenses are due mainly to the large increase in revenue in the second quarter of 1998.

Interest Expense

         Interest expense increased by approximately $1.1 million or 254.0%, from $433,000 to $1.6 million, from the second quarter of 1997 to the second quarter of 1998, primarily as the result of increased levels of indebtedness due to higher floor plan liability levels and the refinancing of certain real property owned by the Company during the fourth quarter of 1997.

Income before Income Taxes

         Income before income taxes increased by $2.9 million, or 181.3%, from $1.6 million to $4.5 million from the second quarter of 1997 to the second quarter of 1998, as a result of the factors described above.

Income Taxes

The Company has provided for taxes at a 40% effective rate.

SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30, 1997

Revenues

         Revenues increased by approximately $113.4 million, or 63.5%, from $178.7 million to $292.1 million from the first six months of 1997 to the first six months of 1998. Sales of new and used trucks increased by approximately $68.8 million, or 51.5%, from $133.6 million to $202.4 million from the first six months of 1997 to the first six months of 1998. Unit sales of new and used trucks increased by 43.5% and 26.4%, respectively, from the first six months of 1997 to the first six months of 1998, while new and used truck average revenue per unit increased by 8.2% and 17.6%, respectively . Average new truck prices increased due to a change in product mix and customary price increases. Used truck prices increased due to product mix and increased demand for late model products.

         Parts and service sales increased by approximately $15.0 million, or 42.4%, from $35.4 million to $50.4 million. The increase was due to incentive pay plans implemented in the parts departments and the expansion of our outside parts sales force. The increase consisted of same store growth of $7.5 million or 21.2% and parts and service sales associated with addition of the Pharr heavy-duty truck dealership and the John Deere construction equipment dealership.

         Lease and rental revenues increased by approximately $2.3 million, or 34.3% from $6.7 million to $9.0 million. The increase was due to $1.6 million of lease and rental revenues generated by the John Deere dealership acquired in October 1997, and same store growth in revenues of $715,000 or 10.7%.

         Finance and insurance revenues increased by approximately $3.3 million, or 157.1%, from $2.1 million to $5.4 million from the first six months of 1997 to the first six months of 1998. The majority of the increase resulted from the increase in new and used truck deliveries. Finance and insurance revenues have limited direct costs and, therefore, contribute a disproportionate share of operating profits.

         Other income increased by approximately $6.0 million, or 600%, from $1.0 million to $7.0 million from the first six months of 1997 to the first six months of 1998. The increase was primarily due to the acquisition of D & D Farm and Ranch Supermarket, Inc., in March 1998, which recorded sales of approximately $5.6 million during the first six months of 1998.

Gross Profit

         Gross profit increased by approximately $20.6 million, or 74.6%, from $27.6 million to $48.2 million from the first six months of 1997 to the first six months of 1998. Gross profit as a percentage of sales increased from 15.5% to 16.5% from the first six months of 1997 to the first six months of 1998. The increase in gross profit as a percentage of sales was a result of a change in sales mix. Finance and insurance revenues increased as a percentage of sales, gross margin percentages on used trucks, parts, service and body shop sales increased, and Rush Equipment Center achieved a gross margin of 20.6%. These margin increases were offset by slight decreases in gross margins on new trucks.


Selling, General and Administrative Expenses

         Selling, general and administrative expenses increased by approximately $14.0 million, from $22.5 million to $36.5 million, or 62.2%, from the first six months of 1997 to the first six months of 1998. The increase resulted from approximately $6.4 million of selling, general and administrative expenses related to the acquisition and integration of Denver Peterbilt Inc., the newly opened Pharr heavy-duty truck dealership, the John Deere construction equipment dealership, and D & D Farm and Ranch Supermarket, Inc.. Additionally, commissions increased due to increased gross margins. Selling, general and administrative expenses as a percentage of revenue decreased from 12.6% in the first six months of 1997 to 12.5% in the first six months of 1998.

Interest Expense

         Interest expense increased by approximately $1.9 million from $923,000 to $2.9 million, or 205.9%, from the first six months of 1997 to the first six months of 1998, primarily as the result of increased levels of indebtedness due to higher floor plan liability levels and the refinancing of certain real property owned by the Company during the fourth quarter of 1997.

Income before Income Taxes

         Income before income taxes increased by $3.9 million, or 134.5% from $2.9 million to $6.8 million from the first six months of 1997 to the first six months of 1998, as a result of the factors described above.

Income Taxes

         The Company has provided for taxes at a 40% effective rate.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's short-term cash needs are primarily for working capital, including inventory requirements, expansion of existing facilities and acquisitions. These short-term cash needs have historically been financed with retained earnings and borrowings under credit facilities available to the Company.

         In June 1996, the Company completed an initial public offering of 2,875,000 shares of common stock and received net proceeds of approximately $32.1 million.

         As a result of the initial public offering, working capital levels have generally increased. At June 30, 1998, the Company had working capital of approximately $19.8 million, including $25.8 million in cash and cash equivalents, $18.8 million in accounts receivable, $84.6 million in inventories, and $648,000 in prepaid expenses, less $20.9 million of accounts payable and accrued expenses, $5.0 million of current maturities on long-term debt, $10.6 million in a note payable to a shareholder, and $73.6 million outstanding under floor plan financing. The aggregate maximum borrowing limits under working capital lines of credit with various lending institutions are approximately $8.0 million. The Company's floor plan agreements with its primary lender limit the aggregate amount of borrowings based on the number of new and used trucks and the book value of construction equipment inventory.

         For the first six months of 1998, operating activities used $2.5 million of cash. Net income of $4.1 million, a decrease in accounts receivable of $2.8 million, an increase in accrued expenses of $2.7 million and provisions for depreciation, amortization, and deferred taxes totaling $2.4 million was more than offset by a decrease in other current assets of $260,000, and increases in inventories of $13.4 million and accounts payable of $817,000.

         For the first six months of 1997, operating activities provided $10.1 million of cash. Operating increases included net income of $1.8 million, decreases in accounts receivable, inventories and other assets of $4.9 million, $4.3 million, and $924,000 respectively, and increases in depreciation and amortization and accounts payable of $1.3 million and $896,000 respectively. Operating decreases resulted from decreases in the provision for deferred income tax liability and accrued liabilities of $1.0 million and $2.9 million respectively.

         During the first six months of 1998, the Company used $12.8 million for investing activities, primarily due to property and equipment additions and the acquisition of D & D Farm and Ranch Supermarket, Inc.

         During the first six months of 1997, the Company used $11.0 million for investing activities, primarily due to the acquisition of Denver Peterbilt, Inc., and property and equipment additions.

         For the first half of 1998, net cash provided by financing activities amounted to $21.4 million. Increases in notes payable and floor plan liability of $14.1 million and $10.3 million, respectively, more than offset principal payments on notes payable of $3.0 million.

         For the first half of 1997, net cash used in financing activities amounted to $5.5 million. Payments on floor plan financing and principal on notes payable more than offset the increase in notes payable.

         Substantially all of the Company's truck purchases from PACCAR are made on terms requiring payment within 15 days or less from the date of shipment from the factory. The Company finances all, or substantially all, of the purchase price of its new truck inventory, and 75% of the loan value of its used truck inventory, under a floor plan arrangement with GMAC under which GMAC pays PACCAR directly with respect to new trucks. The Company makes monthly interest payments on the amount financed but is not required to commence loan principal repayments to GMAC prior to the sale of new vehicles for a period of 12 months and for used vehicles for a period of three months. At June 30, 1998, the Company had approximately $49.4 million outstanding under its floor plan financing arrangement with GMAC. GMAC permits the Company to earn, for up to 62.5% of the amount borrowed under its floor plan financing arrangement with GMAC, interest at the prime rate less one-half percent on overnight funds deposited by the Company with GMAC.

         The Company finances all, or substantially all, of the purchase price of its new construction equipment inventory under its floor plan facilities with John Deere and Associates Commercial Corp.. The agreement with John Deere provides for an immediate 3% discount if the equipment is paid for within 30 days from the date of purchase, or interest free financing for five months, after which time the amount financed is required to be paid in full. When the equipment is sold prior to the expiration of the five month period, the Company is required to repay the principal within approximately 15 days of date of the sale. Should the equipment financed by John Deere not be sold within the five month period, such financing is transferred to the Associates Commercial Corp. floor plan arrangement. The Company makes principal payments to Associates Commercial Corp., for sold inventory, and interest payments for all inventory, on the 15th day of each month. Used and rental equipment, to a maximum of book value, is financed under a floor plan arrangement with Associates Commercial Corp. The Company makes monthly interest payments on the amount financed and is required to commence loan principal repayments on rental equipment as book value reduces. Principal payments, for sold inventory, on used equipment are made the 15th day of each month following the sale. The loans are collateralized by a lien on the equipment. The Company's floor plan agreements limit the aggregate amount of borrowings based on the book value of new and used equipment units. As of June 30, 1998, the Company's floor plan arrangement with Associates Commercial Corp. permits the financing with Associates Commercial Corp. of up to $25 million in construction equipment. At June 30, 1998, the Company had $5.2 million and $19.0 million, outstanding under its floor plan financing arrangements with John Deere and Associates Commercial Corp., respectively.

Backlogs

         The Company enters firm orders into its backlog at the time the order is received. Currently, customer orders are being filled in approximately six to nine months and customers have historically placed orders expecting delivery within three to six months. However, certain customers, including fleets and governments, typically place orders up to one year in advance of their desired delivery date. Certain employees of the Company's supplier of new Peterbilt trucks, commenced a work stoppage in May 1998 and were subsequently replaced by new, non-union workers by such supplier. At June 30, 1998, such labor relations issues of such supplier have had no effect on the Company's business, financial condition, or results of operations. Such supplier has advised the company that it does not anticipate its labor relations to cause a material adverse effect on the Company's business, operations or financial condition. However, no assurances can be made that future developments in this matter, which are beyond the control of the Company, will not occur and which could have a material adverse effect on the Company's business, financial condition and results of operations. The Company in the past has typically allowed customers to cancel orders at any time prior to delivery, and the Company's level of cancellations is affected by general economic conditions, economic recessions and customer business cycles. As a percentage of orders, cancellations historically have ranged from 5% to 12% of annual order volume. The Company's backlogs as of June 30, 1998, and 1997, were approximately $175 million and $113.0 million, respectively. Backlogs increased principally due to increased order volume at June 30, 1998, compared to June 30, 1997.

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

         Based on current information, the Company expects to attain year 2000 compliance and institute appropriate testing of its modifications and replacements in a timely fashion and in advance of the year 2000 date change. It is anticipated that modification or replacement of the Company's Programs and Systems will be performed by Company and/or contract personnel. The Company believes that, with modifications to existing software and conversions to new software, the year 2000 problem will not pose a significant operational problem for the Company. However, because most computer systems are, by their very nature, interdependent, it is possible that non-compliant third party computers may not interface properly with the Company's computer systems. The Company could be adversely affected by the year 2000 problem if it or unrelated parties fail to successfully address this issue. Management of the Company currently anticipates that the expenses and capital expenditures associated with its year 2000 compliance project, including costs associated with modifying the Programs and Systems as well as the cost of purchasing or leasing certain hardware and software, will not have a material effect on its business, financial position or results of operations and are expenses and capital expenditures the Company anticipated incurring in the ordinary course of business regardless of the year 2000 problem. Purchased hardware and software has been and will continue to be capitalized in accordance with normal accounting policy. Personnel and other costs related to this process are being expensed as incurred.

         The costs of year 2000 compliance and the expected completion dates are the best estimates of Company management and are believed to be reasonably accurate. In the event the Company's plan to address the year 2000 problem is not successfully or timely implemented, the Company may need to devote more resources to the process and additional costs may be incurred, which could have a material adverse effect on the Company's financial condition and results of operations. Problems encountered by the Company's vendors, customers and other third parties also may have a material adverse effect on the Company's financial condition and results of operations.

         In the event the Company determines following the year 2000 date change that its Programs and Systems are not year 2000 compliant, the Company will likely experience considerable delays in processing customer orders and invoices, compiling information required for financial reporting and performing various administrative functions. In the event of such occurrence, the Company's contingency plans call for it to switch vendors to obtain hardware and/or software that is 2000 compliant, and until such hardware and/or software can be obtained, the Company will plan to use non-computer systems for its business, including information management services and financial reporting, as well as its various administrative functions.

PART II.  OTHER INFORMATION

         Item 1.  Legal Proceedings

                  Not Applicable

         Item 2.  Changes in Securities

                  Not Applicable

         Item 3.  Defaults upon Senior Securities

                  Not Applicable

         Item 4.  Submission of Matters to a Vote of Security Holders

                  (a) The Annual Meeting of Shareholders was held on May 20,
1998.

                  (b) The following directors were elected to serve until the next Annual Meeting of Shareholders on until their successors have been elected and qualified:

                             W. Marvin Rush               W.M. "Rusty" Rush
                             Robin M. Rush                Joseph M. Dunn
                             Ronald J. Krause             John D. Rock

                  (c) (1) The director's in (b) above were elected by the following number of votes:

       NAME                       NUMBER OF VOTES                  NUMBER OF VOTES WITHHELD
       ----                       ---------------                  ------------------------
W. Marvin Rush                       6,123,986                               3,684
W.M. "Rusty" Rush                    6,124,464                               3,206
Robin M. Rush                        6,124,464                               3,206
Ronald J. Krause                     6,124,464                               3,206
John D. Rock                         6,124,464                               3,206
Joseph M. Dunn                       6,124,364                               3,306

                      (2) The proposal to approve the adoption of the Company's Long Term Incentive Plan (the "Plan"), as amended, was approved as 5,483,824 shares of Common Stock were voted "For", 627,546 shares of Common Stock were voted "Against", 5,900 shares of Common Stock abstained from voting and 10,400 shares of Common Stock were unvoted.

                      (3) Of the 6,116,270 number of shares of Common Stock voting at the meeting, 6,106,910 shares voted for the ratification of the appointment of the firm Arthur Andersen L.L.P. as the Company's independent accountants for 1998. The number of shares that voted against the ratification was 1,100, the holders of 8,260 shares abstained from the voting, and 11,400 shares were unvoted.


         Item 5.  Other Information

                  Not Applicable

         Item 6.  Exhibits and Reports on Form 8-K

                  a)  Exhibits

                      Exhibit
                      Number
                      -------
                      10.1*          Employment agreement, dated April 1, 1998,
                                     between Daryl J. Gorup and Rush
                                     Administrative Services, Inc.


                      10.2* Employment agreement, dated June 12, 1996, between Brent Hughes and Rush Administrative
                                     Services, Inc.

                      10.3* Employment agreement, dated June 12, 1996, between David C. Orf and Rush Administrative
                                     Services, Inc.


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

                                   RUSH ENTERPRISES, INC.



Date:    August 13, 1998           By:   /s/ W. MARVIN RUSH
                                         ---------------------------------------
                                   Name:  W. Marvin Rush
                                   Title: Chairman and Chief Executive Officer
                                          (Principal Executive Officer)

Date:    August 13, 1998           By:   /s/ Martin A. Naegelin, Jr.
                                         ---------------------------------------
                                   Name:  Martin A. Naegelin, Jr.
                                   Title: Vice President and Chief Financial
                                          Officer (Principal Financial and
                                          Accounting Officer)

                                 Exhibit Index


Exhibit
Number         Description
-------        -----------
 10.1*         Employment agreement, dated April 1, 1998, between Daryl J. Gorup and Rush Administrative Services, Inc.


 10.2* Employment agreement, dated June 12, 1996, between Brent Hughes and Rush Administrative Services, Inc.

 10.3* Employment agreement, dated June 12, 1996, between David C. Orf and Rush Administrative Services, Inc.


 27.1*         Financial data schedule

*         Filed herewith