Form 10-Q
period 1998-09-30
RUSH ENTERPRISES INC \TX\
filed 1998-11-13
CIK 1012019

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
 (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to _______________________

                         Commission file number 0-20797

                                ----------------


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

         Indicated below is the number of shares outstanding of the registrant's only class of common stock, as of November 13, 1998.

                                                                  Number of
                                                                   Shares
      Title of Class                                             Outstanding
      --------------                                             -----------
Common Stock, $.01 Par Value                                      6,643,730

                     RUSH ENTERPRISES, INC. AND SUBSIDIARIES

                                      INDEX







PART I.  FINANCIAL INFORMATION                                                                        PAGE
                                                                                                      ----
         Item 1.  Financial Statements

             Consolidated Balance Sheets - September 30, 1998 (unaudited) and December 31, 1997 ....    3

             Consolidated Statements of Income - For the Three and Nine months
               Ended September 30, 1998 and 1997 (unaudited) .......................................    4

             Consolidated Statements of Cash Flows - For the Three and Nine months ended
               September 30, 1998 and 1997 (unaudited) .............................................    5

              Notes to Consolidated Financial Statements ...........................................    6

         Item 2.  Management's Discussion and Analysis of Financial Condition
                    and Results of Operations ......................................................    9

PART II.  OTHER INFORMATION ........................................................................   18

SIGNATURES .........................................................................................   19

                     RUSH ENTERPRISES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                                   SEPTEMBER 30,    DECEMBER 31,
                                                                                       1998            1997
                              ASSETS                                                (UNAUDITED)      (AUDITED)
                                                                                   ------------     ------------
CURRENT ASSETS:
       Cash and cash equivalents                                                     $   23,121     $   19,816
       Accounts receivable, net
                                                                                         19,088         20,894
       Inventories
                                                                                         92,979         66,757
       Prepaid expenses and other
                                                                                            533            381
                                                                                     ----------     ----------

             Total current assets                                                       135,721        107,848

PROPERTY AND EQUIPMENT, net                                                              44,640         34,158

OTHER ASSETS, net                                                                        16,181         13,472
                                                                                     ----------     ----------

             Total assets                                                            $  196,542     $  155,478
                                                                                     ==========     ==========

               LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
       Floorplan notes payable                                                       $   79,764     $   63,268
       Current maturities of long-term debt
                                                                                          5,103          2,439
       Advances outstanding under lines of credit
                                                                                             10             20
       Trade accounts payable
                                                                                          6,014          5,751
       Accrued expenses
                                                                                         16,808         12,556
       Note payable to shareholder
                                                                                         10,600          5,450
                                                                                     ----------     ----------

             Total current liabilities                                                  118,299         89,484

DEFERRED INCOME TAX LIABILITY, net                                                        1,682          1,180

LONG-TERM DEBT, net of current maturities                                                27,554         22,742

SHAREHOLDERS' EQUITY
       Rush Enterprises, Inc., common stock, par value $.01 per share;
       25,000,000 shares authorized; 6,643,730 outstanding at
       September 30, 1998 and December 31, 1997                                              66             66
       Additional paid-in-capital
                                                                                         33,342         33,342
       Retained earnings
                                                                                         15,599          8,664
                                                                                     ----------     ----------

             Total shareholders' equity                                                  49,007         42,072
                                                                                     ----------     ----------

             Total liabilities and shareholders' equity                              $  196,542     $  155,478
                                                                                     ==========     ==========

        The accompanying notes are an integral part of these consolidated financial statements.

                     RUSH ENTERPRISES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
              (IN THOUSANDS, EXCEPT EARNINGS PER SHARE - UNAUDITED)


                                                       THREE MONTHS ENDED          NINE MONTHS ENDED
                                                         SEPTEMBER 30,                SEPTEMBER 30,
                                                  -------------------------     -------------------------
                                                     1998           1997           1998           1997
                                                  ----------     ----------     ----------     ----------
REVENUES:
     New and used truck sales                     $  105,864     $   75,545     $  308,243     $  209,181
     Parts and service                                28,806         20,934         79,182         56,280
     Construction equipment sales                      6,828           --           24,741           --
     Lease and rental                                  4,665          3,605         13,640         10,262
     Finance and insurance                             2,743          1,732          8,140          3,812
     Other                                             4,634            329         11,652          1,294
                                                  ----------     ----------     ----------     ----------
                         Total revenues              153,540        102,145        445,598        280,829
COST OF PRODUCTS SOLD                                126,366         85,473        370,193        236,521
                                                  ----------     ----------     ----------     ----------
GROSS PROFIT                                          27,174         16,672         75,405         44,308
SELLING, GENERAL AND ADMINISTRATIVE                   19,663         12,732         56,173         35,229
DEPRECIATION AND AMORTIZATION                          1,266            730          3,340          2,071
                                                  ----------     ----------     ----------     ----------
OPERATING INCOME                                       6,245          3,210         15,892          7,008
INTEREST EXPENSE                                       1,467            537          4,335          1,462
                                                  ----------     ----------     ----------     ----------
INCOME BEFORE INCOME TAXES                             4,778          2,673         11,557          5,546
PROVISION FOR INCOME TAXES                             1,910          1,015          4,622          2,107
                                                  ----------     ----------     ----------     ----------
NET INCOME                                        $    2,868     $    1,658     $    6,935     $    3,439
                                                  ==========     ==========     ==========     ==========
EARNINGS PER SHARE
     Basic                                        $     0.43     $     0.25     $     1.04     $     0.52
                                                  ==========     ==========     ==========     ==========
     Diluted                                      $     0.43     $     0.25     $     1.04     $     0.52
                                                  ==========     ==========     ==========     ==========
WEIGHTED AVERAGE SHARES OUTSTANDING
     Basic                                             6,644          6,644          6,644          6,644
                                                  ==========     ==========     ==========     ==========
     Diluted                                           6,664          6,656          6,664          6,656
                                                  ==========     ==========     ==========     ==========


        The accompanying notes are an integral part of these consolidated financial statements.

                     RUSH ENTERPRISES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (IN THOUSANDS - UNAUDITED)

                                                                          NINE MONTHS ENDED
                                                                            SEPTEMBER 30,
                                                                      ------------------------
                                                                          1998          1997
                                                                      ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                       $    6,935    $    3,439
     Adjustments to reconcile net income to cash provided
        by (used in) continuing operations
         Depreciation and amortization                                     3,340         2,071
         Gain on sale of property, plant and equipment                       (35)         (266)
         Provision for deferred income tax expense                           502           242
         Change in receivables                                             2,531         3,035
         Change in inventories                                           (10,845)        2,672
         Change in other current assets                                     (100)        1,122
         Change in accounts payable                                           95        (1,044)
         Change in accrued expenses                                        3,508           687
                                                                      ----------    ----------
     Net cash provided by (used in) operating activities                   5,931        11,958
CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisition of property and equipment                               (11,621)       (7,548)
     Proceeds from the sale of property and equipment                        288           426
     Business Acquisitions                                                (8,625)       (7,915)
     Changes in other assets                                                 232          (130)
                                                                      ----------    ----------
     Net cash used in investing activities                               (19,726)      (15,167)
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from notes payable                                          15,070         6,063
     Principal payments on notes payable                                  (5,040)       (1,562)
     Draws (payments) on floor plan financing, net                         7,070        (7,578)
                                                                      ----------    ----------
     Net cash provided by (used in) financing activities                  17,100        (3,077)
                                                                      ----------    ----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                       3,305        (6,286)
CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR                             19,816        21,507
                                                                      ----------    ----------
CASH AND CASH EQUIVALENTS - END OF PERIOD                             $   23,121    $   15,221
                                                                      ==========    ==========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash  paid during year for interest                              $    4,394    $    1,469
                                                                      ==========    ==========
     Cash paid during year for taxes                                  $    3,956    $    1,523
                                                                      ==========    ==========
     Non-cash assignment of debt                                      $     --      $    1,061
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

2 - ACQUISITION

         In September 1998, the Company acquired all of the assets and assumed certain liabilities of Klooster Equipment, Inc., for approximately $12.7 million. The acquisition was accounted for as a purchase. The results of operations have been included in the Company's financial statements since the date of acquisition. No pro forma financial information with regard to this acquisition has been presented as the acquisition does not have a significant impact on the Company's prior or current period financial position or results of operations.

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

4 - EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted earnings per share:

                                                         THREE MONTHS ENDED SEPTEMBER 30,    NINE MONTHS ENDED SEPTEMBER 30,
                                                                1998           1997                1998           1997
                                                            ----------     ----------          ----------     ----------
Numerator:
   Net income- numerator for basic and diluted
earnings per share                                          $2,868,000     $1,658,000          $6,935,000     $3,349,000

Denominator:
   Denominator for basic earnings per share-
weighted average shares                                      6,643,730      6,643,730           6,643,730      6,643,730
   Effect of dilutive securities:
   Employee and Director stock options                          19,830         11,972              19,830         11,972
                                                            ----------     ----------          ----------     ----------
   Denominator for diluted earnings per
   share-adjusted weighted average shares                    6,663,560      6,655,702           6,663,560      6,655,702
                                                            ==========     ==========          ==========     ==========
Basic earnings per share                                    $      .43     $      .25          $     1.04     $      .52
                                                            ==========     ==========          ==========     ==========
Diluted earnings per share                                  $      .43     $      .25          $     1.04     $      .52
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

         The Company has two reportable segments: the Heavy Duty Truck segment, and the Construction Equipment segment. The Heavy Duty Truck segment operates a regional network of truck centers that provides an integrated one-stop source for the trucking needs of its customers, including retail sales of new Peterbilt and used heavy-duty trucks; after-market parts, service and body shop facilities; and a wide array of financial services, including the financing of new and used truck purchases, insurance products and truck leasing and rentals. The Heavy Duty Truck segment has locations in Texas, California, Colorado, Oklahoma and Louisiana. The Construction Equipment segment, formed during 1997, operates a network of full-service John Deere dealerships that are located in Texas and Michigan. Dealership operations include the retail sale of new and used construction equipment, after-market parts and service facilities, equipment rentals, and the financing of new and used equipment. The Company had only one segment prior to the October 1997 acquisition of such John Deere dealership, thus for the three and nine month periods ended September 30, 1997 results depict only the Heavy Duty Truck segment.

         The accounting policies of the segments are the same as those described in the summary of significant accounting policies included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. The Company evaluates performance based on income before income taxes not including extraordinary items.

         The Company accounts for intersegment sales and transfers at current market prices as if the sales or transfers were to third parties. There were no intersegment sales during the three and six month periods ended September 30, 1998.

         The Company's reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies. Business units were maintained through expansion and acquisitions. The following table contains summarized information about reportable segment profit or loss and segment assets, for the three and six month periods ended September 30, 1998: (in thousands)

                                            HEAVY-DUTY   CONSTRUCTION
                                              TRUCK       EQUIPMENT
                                             SEGMENT       SEGMENT      ALL OTHER      TOTALS
                                            ----------   ------------   ---------     --------

Three  months ended September 30,
1998
Revenues from external customers             $136,180     $ 10,644     $  6,716       $153,540
Segment income before taxes                     4,649          104           25          4,778
Segment assets                                125,482       52,016       19,044        196,542

Nine  months ended September 30,
1998

Revenues from external customers             $393,839     $ 34,920     $ 16,839       $445,598
Segment income before taxes                    10,901          328          328         11,557
Segment assets                                125,482       52,016       19,044        196,542

     Revenues from segments below the reportable quantitative thresholds are attributable to four operating segments of the Company. Those segments include a tire company, a farm and ranch retail center, an insurance company, and a hunting lease operation. None of those segments has ever met any of the quantitative thresholds for determining reportable segments.

6 - RECENTLY ISSUED PRONOUNCEMENTS

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


    The Construction Equipment segment, formed during 1997, operates two full-service John Deere dealerships ("Rush Equipment Centers"), comprised of six locations, that are located in Texas and Michigan. Dealership operations include the retail sale of new and used construction equipment, after-market parts and service facilities, equipment rentals, and the financing of new and used construction equipment. The Company believes the construction equipment industry is highly-fragmented and offers opportunities for consolidation. As a result, the Company's growth strategy is to realize economies of scale, favorable purchasing power, and cost savings by continuing to develop a network of John Deere dealerships through acquisitions and growth inside existing territories. The Company currently operates two construction equipment dealerships in Texas and Michigan. There can be no assurance that the Company will be able to successfully develop a network of construction equipment dealerships or, if such network of construction equipment dealerships is established, that it will realize economies of scale, favorable purchasing power or cost savings.

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

         In August 1998, the Company opened a combined Rush Truck and Construction Equipment Center in Beaumont, Texas. This full service Peterbilt and John Deere dealership compliments our existing Houston dealerships in serving the Texas Gulf Coast area.

         In September 1998, the Company acquired all of the assets and assumed certain liabilities of Klooster Equipment, Inc., which consisted of a full service John Deere Construction equipment dealership with four locations covering 54 counties in Western Michigan. The purchase price was approximately $12.7 million funded by cash and borrowings from various creditors.

RESULTS OF OPERATIONS

         The following discussion and analysis includes the Company's historical results of operations for the three and nine months ended September 30, 1998 and 1997.

         The following table sets forth for the periods indicated certain financial data as a percentage of total revenues:


                                                       THREE MONTHS ENDED            NINE MONTHS ENDED
                                                         SEPTEMBER 30,                 SEPTEMBER 30,
                                                  ------------------------      ------------------------
                                                     1998           1997           1998           1997
                                                  ---------      ---------      ---------      ---------

New and used truck sales                               68.9%          74.0%          69.2%          74.5%
Parts and service                                      18.8           20.5           17.8           20.0
Construction equipment sales                            4.5             --            5.5             --
Lease and rental                                        3.0            3.5            3.1            3.7
Finance and insurance                                   1.8            1.7            1.8            1.4
Other                                                   3.0            0.3            2.6            0.4
                                                  ---------      ---------      ---------      ---------
                Total revenues                        100.0          100.0          100.0          100.0
Cost of products sold                                  82.3           83.7           83.1           84.2
                                                  ---------      ---------      ---------      ---------
Gross profit                                           17.7           16.3           16.9           15.8
Selling, general and administrative
expenses                                               12.8           12.5           12.6           12.5
Depreciation and amortization                           0.8            0.7            0.7            0.7
                                                  ---------      ---------      ---------      ---------
Operating income                                        4.1            3.1            3.6            2.6
Interest expense                                        1.0            0.5            1.0            0.5
                                                  ---------      ---------      ---------      ---------
Income before income taxes                              3.1            2.6            2.6            2.1
Provision for income taxes                              1.2            1.0            1.0            0.8
                                                  =========      =========      =========      =========
Net income                                              1.9%           1.6%           1.6%           1.3%
                                                  =========      =========      =========      =========



THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997

Revenues

         Revenues increased by approximately $51.4 million, or 50.3%, from $102.1 million to $153.5 million from the third quarter of 1997 to the third quarter of 1998. Approximately, $27.0 million in sales is attributable to the addition of the Pharr heavy-duty truck dealership, the John Deere construction equipment dealerships, and D & D Farm and Ranch Supermarket, while the remaining increase of $24.4 million, or 23.9%, is attributable to same store growth. Sales of new and used trucks increased by approximately $30.4 million, or 40.3%, from $75.5 million to $105.9 million from the third quarter of 1997 to the third quarter of 1998. Unit sales of new and used trucks increased by 38.2% and 4.3%, respectively, from the third quarter of 1997 to the third quarter of 1998, while new truck average revenue per unit increased by 5.0% and used truck average revenue per unit increased by 18.6%. Average new truck prices increased due to a change in product mix and customary price increases. Used truck prices increased due to product mix and increased demand for late model product.

         Parts and service sales increased by approximately $7.9 million, or 37.8% from $20.9 million to $28.8 million. The increase was due to same store growth of 22.7% and parts and service sales associated with the addition of the Pharr and Beaumont heavy-duty truck dealerships, and the John Deere construction equipment dealerships.

         Lease and rental revenues increased by approximately $1.1 million, or 30.6%, from $3.6 million to $4.7 million. The increase was due to $702,000 of lease and rental revenues generated by the John Deere dealerships subsequent to the third quarter of 1997, and same store growth in revenues of $358,000 or 9.9%.

         Finance and insurance revenues increased by approximately $1.0 million, or 58.8%, from $1.7 million to $2.7 million from the third quarter of 1997 to the third quarter of 1998. The majority of the increase resulted from the increase in new and used truck deliveries. Finance and insurance revenues have limited direct costs and, therefore, contribute a disproportionate share of operating profits.

         Other income increased by approximately $4.3 million, or 1308.5%, from $329,000 to $4.6 million from the third quarter of 1997 to the third quarter of 1998. The increase is due to the acquisition of D & D Farm and Ranch Supermarket, Inc., in March 1998, which recorded sales of approximately $4.1 million during the third quarter of 1998.

Gross Profit

         Gross profit increased by approximately $10.5 million, or 62.9%, from $16.7 million to $27.2 million from the third quarter of 1997 to the third quarter of 1998. Gross profit as a percentage of sales increased from 16.3% in the third quarter of 1997 to 17.7% in the third quarter of 1998. The increase in gross profit, as a percentage of sales, was a result of a change in sales mix as well as increased gross margins in each of our profit centers. Additionally, Rush Equipment Centers, the Company's John Deere dealerships, achieved a gross margin of 27.2%, which is considerably higher than gross margins of approximately 15-17% achieved in the truck stores.

Selling, General and Administrative Expenses

         Selling, general and administrative expenses increased by approximately $7.0 million, from $12.7 million to $19.7 million, or 55.1%, from the third quarter of 1997 to the third quarter of 1998. Selling, general and administrative expenses as a percentage of revenue increased from 12.5% in the third quarter of 1997 to 12.8% in the third quarter of 1998. The changes in selling, general and administrative expenses are due mainly to the large increase in sales commissions, due to the increases in revenues and gross profit, in the third quarter of 1998.

Interest Expense

         Interest expense increased by approximately $930,000 or 173.2%, from $537,000 to $1.5 million, from the third quarter of 1997 to the third quarter of 1998, primarily as the result of increased levels of indebtedness due to higher floor plan liability levels and the refinancing of certain real property owned by the Company during the fourth quarter of 1997.

Income before Income Taxes

         Income before income taxes increased by $2.1 million, or 77.8%, from $2.7 million to $4.8 million from the third quarter of 1997 to the third quarter of 1998, as a result of the factors described above.

Income Taxes

The Company has provided for taxes at a 40% effective rate.

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997

Revenues

         Revenues increased by approximately $164.8 million, or 58.7%, from $280.8 million to $445.6 million from the first nine months of 1997 to the first nine months of 1998. Sales of new and used trucks increased by approximately $99.0 million, or 47.3%, from $209.2 million to $308.2 million from the first nine months of 1997 to the first nine months of 1998. Unit sales of new and used trucks increased by 41.7% and 18.1%, respectively, from the first nine months of 1997 to the first nine months of 1998, while new and used truck average revenue per unit increased by 7.0% and 15.7%, respectively. Average new truck prices increased due to a change in product mix and customary price increases. Used truck prices increased due to product mix and increased demand for late model products.


         Parts and service sales increased by approximately $22.9 million, or 40.7%, from $56.3 million to $79.2 million. The increase was due to incentive pay plans implemented in the parts departments and the expansion of our outside parts sales force. The increase consisted of same store growth of $13.7 million or 24.4% and parts and service sales associated with addition of the Pharr and Beaumont heavy-duty truck dealerships and the John Deere construction equipment dealerships.

         Lease and rental revenues increased by approximately $3.3 million, or 32.0% from $10.3 million to $13.6 million. The increase was due to $2.3 million of lease and rental revenues generated by the John Deere dealerships acquired subsequent to the third quarter of 1997, and same store growth in revenues of $1.0 million or 9.7%.

         Finance and insurance revenues increased by approximately $4.3 million, or 113.2%, from $3.8 million to $8.1 million from the first nine months of 1997 to the first nine months of 1998. The majority of the increase resulted from the increase in new and used truck deliveries. Finance and insurance revenues have limited direct costs and, therefore, contribute a disproportionate share of operating profits.

         Other income increased by approximately $10.4 million, or 800.0%, from $1.3 million to $11.7 million from the first nine months of 1997 to the first nine months of 1998. The increase was primarily due to the acquisition of D & D Farm and Ranch Supermarket, Inc., in March 1998, which recorded sales of approximately $9.7 million during the first nine months of 1998.

Gross Profit

         Gross profit increased by approximately $31.1 million, or 70.2%, from $44.3 million to $75.4 million from the first nine months of 1997 to the first nine months of 1998. Gross profit as a percentage of sales increased from 15.8% to 16.9% from the first nine months of 1997 to the first nine months of 1998. The increase in gross profit, as a percentage of sales, was a result of a change in sales mix as well as increased gross margins in each of our profit centers. Additionally, Rush Equipment Centers, the Company's John Deere dealerships, achieved a gross margin of 22.6%, which is considerably higher than gross margins of approximately 15-17% achieved in the truck stores.


Selling, General and Administrative Expenses

         Selling, general and administrative expenses increased by approximately $21.0 million, from $35.2 million to $56.2 million, or 60.0%, from the first nine months of 1997 to the first nine months of 1998. The increase resulted from approximately $10.1 million of selling, general and administrative expenses related to the acquisition and integration of Denver Peterbilt Inc., the newly opened Pharr heavy-duty truck dealership, the John Deere construction equipment dealerships, and D & D Farm and Ranch Supermarket, Inc. Additionally, commissions increased due to increased gross margins. Selling, general and administrative expenses as a percentage of revenue increased from 12.5% in the first nine months of 1997 to 12.6% in the first nine months of 1998.

Interest Expense

         Interest expense increased by approximately $2.8 million from $1.5 million to $4.3 million, or 186.7%, from the first nine months of 1997 to the first nine months of 1998, primarily as the result of increased levels of indebtedness due to higher floor plan liability levels and the refinancing of certain real property owned by the Company during the fourth quarter of 1997.

Income before Income Taxes

         Income before income taxes increased by $6.0 million, or 107.1% from $5.6 million to $11.6 million from the first nine months of 1997 to the first nine months of 1998, as a result of the factors described above.

Income Taxes

         The Company has provided for taxes at a 40% effective rate.

Inventories

         Inventories increased by $26.2 million from $66.8 million to $93.0 million from December 31, 1997 to September 30, 1998. The acquisitions of D & D Farm and Ranch Supermarket, Inc. and Klooster Equipment, Inc. accounted for $15.3 million of the increase. The remaining increase of $10.9 million is due mainly to the seasonal purchasing patterns in the heavy duty truck and construction equipment industries.

Note Payable to Shareholder

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

         As a result of the initial public offering, working capital levels have generally increased. At September 30, 1998, the Company had working capital of approximately $17.3 million, including $23.1 million in cash and cash equivalents, $19.1 million in accounts receivable, $93.0 million in inventories, and $533,000 in prepaid expenses, less $23.0 million of accounts payable and accrued expenses, $5.1 million of current maturities on long-term debt, $10.6 million in a note payable to a shareholder, and $79.7 million outstanding under floor plan financing. The aggregate maximum borrowing limits under working capital lines of credit with various lending institutions are approximately $8.0 million. The Company's floor plan agreements with its primary lender limit the aggregate amount of borrowings based on the number of new and used trucks and the book value of construction equipment inventory.

         For the first nine months of 1998, operating activities provided $5.9 million of cash. Operating increases resulted from net income of $6.9 million, a decrease in accounts receivable of $2.5 million, an increase in accounts payable of $95,000, an increase in accrued expenses of $3.7 million and provisions for depreciation, amortization, and deferred taxes totaling $3.7 million. Operating decreases resulted from a decrease in other current assets of $100,000 and increases in inventories of $10.9 million.

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

         During the first nine months of 1998, the Company used $19.7 million for investing activities, primarily due to property and equipment additions and the acquisitions of D & D Farm and Ranch Supermarket, Inc. and Klooster Equipment, Inc.

         During the first nine months of 1997, the Company used $15.2 million for investing activities, primarily due to the acquisition of Denver Peterbilt, Inc., property and equipment additions related to the construction of the Pharr Peterbilt facility, and renovations of several existing facilities.

         For the first nine months of 1998, net cash provided by financing activities amounted to $17.1 million. Increases in notes payable and floor plan liability of $15.1 million and $7.1 million, respectively, more than offset principal payments on notes payable of $5.1 million.

          For the nine months of 1997, net cash used in financing activities amounted to $3.1 million. Payments on floor plan financing and notes payable of $7.6 million and $1.6 million, respectively, more than offset borrowings on notes payable of $6.1 million.

         Substantially all of the Company's truck purchases from PACCAR are made on terms requiring payment within 15 days or less from the date of shipment from the factory. The Company finances all, or substantially all, of the purchase price of its new truck inventory, and 75% of the loan value of its used truck inventory, under a floor plan arrangement with GMAC under which GMAC pays PACCAR directly with respect to new trucks. The Company makes monthly interest payments on the amount financed but is not required to commence loan principal repayments to GMAC prior to the sale of new vehicles for a period of 12 months and for used vehicles for a period of three months. At September 30, 1998, the Company had approximately $46.7 million outstanding under its floor plan financing arrangement with GMAC. GMAC permits the Company to earn, for up to 62.5% of the amount borrowed under its floor plan financing arrangement with GMAC, interest at the prime rate less one-half percent on overnight funds deposited by the Company with GMAC.

         The Company finances all, or substantially all, of the purchase price of its new construction equipment inventory under its floor plan facilities with John Deere and Associates Commercial Corp. The agreement with John Deere provides for an immediate 3% discount if the equipment is paid for within 30 days from the date of purchase, or interest free financing for five months, after which time the amount financed is required to be paid in full. When the equipment is sold prior to the expiration of the five month period, the Company is required to repay the principal within approximately 15 days of date of the sale. Should the equipment financed by John Deere not be sold within the five month period, such financing is transferred to the Associates Commercial Corp. floor plan arrangement. The Company makes principal payments to Associates Commercial Corp., for sold inventory, and interest payments for all inventory, on the 15th day of each month. Used and rental equipment, to a maximum of book value, is financed under a floor plan arrangement with Associates Commercial Corp. The Company makes monthly interest payments on the amount financed and is required to commence loan principal repayments on rental equipment as book value reduces. Principal payments, for sold inventory, on used equipment are made the 15th day of each month following the sale. The loans are collateralized by a lien on the equipment. The Company's floor plan agreements limit the aggregate amount of borrowings based on the book value of new and used equipment units. As of September 30, 1998, the Company's floor plan arrangement with Associates Commercial Corp. permits the financing with Associates Commercial Corp. of up to $25 million in construction equipment. At September 30, 1998, the Company had $5.0 million and $28.1 million, outstanding under its floor plan financing arrangements with John Deere and Associates Commercial Corp., respectively.

Backlogs

         The Company enters firm orders into its backlog at the time the order is received. Currently, customer orders are being filled in approximately six to nine months and customers have historically placed orders expecting delivery within three to nine months. However, certain customers, including fleets and governments, typically place orders up to one year in advance of their desired delivery date. Certain employees of the Company's supplier of new Peterbilt trucks, commenced a work stoppage in May 1998 and were subsequently replaced by new, non-union workers by such supplier. At September 30, 1998, such labor relations issues of such supplier have had no material effect on the Company's business, financial condition, or results of operations. Such supplier has advised the company that it does not anticipate its labor relations to cause a material adverse effect on the Company's business, operations or financial condition. However, no assurances can be made that future developments in this matter, which are beyond the control of the Company, will not occur and which could have a material adverse effect on the Company's business, financial condition and results of operations. The Company in the past has typically allowed customers to cancel orders at any time prior to delivery, and the Company's level of cancellations is affected by general economic conditions, economic recessions and customer business cycles. As a percentage of orders, cancellations historically have ranged from 5% to 12% of annual order volume. The Company's backlogs as of September 30, 1998, and 1997, were approximately $175 million and $125.0 million, respectively. Backlogs increased principally due to increased order volume at September 30, 1998, compared to September 30, 1997.

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

    Seasonal effects in the construction equipment business are primarily driven by weather conditions. As approximately 68% of Rush Equipment Center's revenue is produced in Texas, where winters are mild, seasonality currently does not have a material effect on the Company's construction equipment segment. Additionally, any seasonal effects, on construction equipment sales related to the seasonal purchasing patterns of any single customer type are mitigated by the Company's diverse customer base that includes contractors, for both residential and commercial construction, utility companies, federal, state and local government agencies, and various petrochemical, industrial and material supply type businesses that require construction equipment in their daily operations.

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

                                         RUSH ENTERPRISES, INC.



Date:    November 13, 1998               By:   /S/ W. MARVIN RUSH
                                             -----------------------------------
                                         Name:   W. Marvin Rush
                                         Title:  Chairman and Chief Executive
                                                 Officer
                                                 (Principal Executive Officer)

Date:    November 13, 1998               By:   /S/ Martin A. Naegelin, Jr.
                                             -----------------------------------
                                         Name:   Martin A. Naegelin, Jr.
                                         Title:  Vice President and Chief
                                                 Financial Officer
                                                 (Principal Financial and
                                                 Accounting Officer)

                                 EXHIBIT INDEX

EXHIBIT
NUMBER              DESCRIPTION
-------             -----------
 27.1               Financial Data Schedule