Form 10-K
period 1998-12-31
RUSH ENTERPRISES INC \TX\
filed 1999-03-31
CIK 1012019

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1998

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

                  INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K.
                                    ----

                  The aggregate market value of voting stock held by non-affiliates of the registrant as of March 26, 1999 was approximately $33,032,000, based upon the last sales price on March 26, 1999 on the NASDAQ National Market for the Company's common stock. The registrant had 6,646,488 shares of Common Stock outstanding on March 26, 1999.

                       DOCUMENTS INCORPORATED BY REFERENCE
           PORTIONS OF REGISTRANT'S DEFINITIVE PROXY STATEMENT FOR THE REGISTRANT'S 1999 ANNUAL MEETING OF SHAREHOLDERS, TO BE FILED WITH THE
      SECURITIES AND EXCHANGE COMMISSION NOT LATER THAN APRIL 30, 1999 ARE
           INCORPORATED BY REFERENCE INTO PART III OF THIS FORM 10-K.

                             RUSH ENTERPRISES, INC.

                               INDEX TO FORM 10-K

                          YEAR ENDED DECEMBER 31, 1998

                                                                                            PAGE NO.
                                                                                            --------
                                                      PART I
Item 1.           Business                                                                     3
Item 2.           Properties                                                                  32
Item 3.           Legal Proceedings                                                           33
Item 4.           Submission of Matters to a Vote of Security Holders                         33

                                                      PART II

Item 5.           Market for Registrant's Common Equity and Related Shareholder Matters       34
Item 6.           Selected Consolidated Financial Data                                        34
Item 7.           Management's Discussion and Analysis of Financial Condition and Results
                   of Operations                                                              38
Item 7a.          Quantitative and Qualitative Disclosures about Market Risks                 50

Item 8.           Financial Statements and Supplementary Data                                 51
Item 9.           Changes in and Disagreements with Accountants on Accounting and
                  Financial Disclosure                                                        78

                                                     PART III

Item 10.          Directors and Executive Officers of the Registrant                          78
Item 11.          Executive Compensation                                                      78
Item 12.          Security Ownership of Certain Beneficial Owners and Management              78
Item 13.          Certain Relationships and Related Transactions                              78

                                                      PART V

Item 14.          Exhibits,  Financial Statement Schedules and Reports on Form 8-K.           79

     Certain statements contained in this Form 10-K are "forward-looking statements" within the meaning of the Section 27A of the Securities Act of 1933, as amended and Section 21E of the Exchange Act of 1934, as amended. Specifically, all statements other than statements of historical fact included in this Form 10-K regarding the Company's financial position, business strategy and plans and objectives of management of the Company for future operations are forward-looking statements. These forward-looking statements are based on the beliefs of the Company's management, as well as assumptions made by and information currently available to the Company's management. When used in this report, the words "anticipate," "believe," "estimate," "expect" and "intend" and words or phrases of similar import, as they relate to the Company or its subsidiaries or Company management, are intended to identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions related to certain factors including, without limitation, competitive factors, general economic conditions, customer relations, relationships with vendors, the interest rate environment, governmental regulation and supervision, seasonality, distribution networks, product introductions and acceptance, technological change, changes in industry practices, onetime events and other factors described herein and in the Company's Registration Statement on Form S-1 (File No. 333-3346) and in the Company's annual, quarterly and other reports filed with the Securities and Exchange Commission (collectively, "cautionary statements"). Although the Company believes that its expectations are reasonable, it can give no assurance that such expectations will prove to be correct. Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected, or intended. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the applicable cautionary statements. The Company does not intend to update these forward-looking statements.


PART I

ITEM 1.  BUSINESS

         References herein to the "Company" or "Rush Enterprises" mean Rush Enterprises, Inc., a Texas corporation, its subsidiaries and Associated Acceptance, Inc., the insurance agency affiliated with the Company, unless the context requires otherwise. The Company was incorporated in Texas 1965 and currently consists of two reportable segments: the Heavy Duty Truck segment, and the Construction Equipment segment.

GENERAL

         The Heavy Duty Truck segment operates a regional network of truck centers that provide an integrated one-stop source for the trucking needs of its customers, including retail sales of new Peterbilt and used heavy-duty trucks; after-market parts, service and body shop facilities; and a wide array of financial services, including the financing of new and used truck purchases, insurance products and truck leasing and rentals. The Company's truck centers are strategically located in high truck traffic areas on or near major highways in Texas, California, Oklahoma, Colorado and Louisiana. The Company is the largest Peterbilt truck dealer in the United States, representing approximately 19.5% of all new Peterbilt truck sales in 1998, and is the sole authorized vendor for new Peterbilt trucks and replacement parts in its market areas. The Company was named Peterbilt Dealer of the Year for North America for the 1993-1994 year. The criteria used to determine the recipients of this award include, among others, image, customer satisfaction, sales activity and profitability.

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

         The Construction Equipment segment, formed during 1997, operates full-service John Deere dealerships in Texas and Michigan. Dealership operations include the retail sale of new and used equipment, after-market parts and service facilities, equipment rentals, and the financing of new and used equipment. The Company believes the construction equipment industry is highly-fragmented and offers opportunities for consolidation. As a result, the Company's growth strategy is to realize economies of scale, favorable purchasing power, and cost savings by continuing to develop a network of John Deere dealerships through acquisitions and growth inside existing territories.

         During 1998, the Company developed the Rush Retail Centers division and acquired the stock of D & D Farm and Ranch Supermarket, Inc. (D&D). D&D operates a retail farm and ranch superstore in the greater San Antonio area. D&D is a virtual one-stop shopping center for farm and ranch supplies with wide array of products including horse tack, saddles, western-wear, veterinarian supplies, fencing, gates, and cattle shoots, guards and trailers. The Company believes that D&D is the only store of its kind and offers opportunities for expansion. As a result, the Company's growth strategy is to open new D&D stores in existing farm and ranch territories. During 1998, D&D's operations were immaterial to the Company's results of operations representing less than 2.5% of total sales and less than 1.0% of operating income.

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

         Trucks marketed by the Company are typically classified in the Class 8 heavy-duty truck category. Class 8 trucks are constructed on a heavy-duty chassis, which includes the engine, drive train and operations components and have a minimum gross vehicle weight ("gvw") rating above 33,000 pounds, with the typical heavy-duty truck having a gross combined weight ("gcw") of approximately 80,000 pounds. Industry-wide negotiated sales prices for new Class 8 heavy-duty trucks generally range from $57,000 to $110,000 and negotiated sales prices for new Peterbilt trucks generally range from $65,000 to $115,000, depending upon features and component specifications.

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

         The United States retail heavy-duty truck industry is highly fragmented with over 1,600 dealerships nationwide, including 80 Peterbilt dealers operating 201 locations. New heavy-duty truck sales historically have shown a high correlation to the rate of change in industrial production and gross domestic product. According to data published by R. L. Polk, during 1998 new heavy-duty truck sales in the United States were 212,602 units, increasing by 15.4% from the 184,211 units sold in 1997. Annual domestic retail heavy-duty truck sales have averaged approximately 195,950 units for the five years ended December 31, 1998. New Peterbilt truck registrations during the calendar year ended December 31, 1998 were 21,619, for a national market share, based on new truck registrations, of 10.2%. In the Company's eleven primary market areas 20,424 new heavy-duty trucks were registered in 1998, 4,096 of which were new Peterbilts, resulting in an average market share for Peterbilts of 20.1%.

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

         The United States construction equipment industry is highly fragmented with over 90 John Deere dealers nationwide, operating 410 locations. New construction equipment sales historically have shown a high correlation to the rate of change in industrial production and gross domestic product. In the Company's primary market area (Houston) 2,667 new construction equipment units were sold in 1998, 435 of which were manufactured by John Deere, resulting in an average market share for John Deere of 16.3%.


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

         One-Stop Center. The Company has developed its "one-stop truck center" where customers can purchase new Peterbilt or used heavy-duty trucks, lease and rent heavy-duty Peterbilt trucks, purchase after-market parts and accessories and have virtually any kind of truck serviced by factory-certified technicians, all at one convenient location. Rush Truck Centers are the sole authorized vendor for new Peterbilt trucks and replacement parts in their market areas and have expansive parts departments that display many of the parts in open showrooms in a mix tailored to local buying patterns and market trends. As part of its one-stop sales and service strategy, the Company, through its wholly owned subsidiary, Rush Financial Services, offers third-party financing and insurance products to assist customers purchasing a new or used truck, as well as truck leasing and rentals. The Company's truck centers, three of which are open 24 hours a day, five days a week for parts and service, are located on or near major highways in high truck traffic areas. The continued implementation and enhancement of its one-stop truck center concept is an integral element of the Company's business strategy.

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

         The Company believes that its aggressive expansion program into California, Oklahoma, Louisiana, and Colorado, and diversification into truck-related services, including financial services, leasing, renting and service and parts, has reduced cyclicality in the Company's operations due to geographic diversity and reduced reliance on new and used truck sales. The geographic diversity of the Company's dealer network has significantly increased the Company's customer base while ameliorating the effects of certain local and regional economic downswings that more severely affect single dealership operators. Management believes that the Company's full-service concept and continued geographic expansion will help to mitigate and correct the adverse impact on the Company's operations resulting from reduced demand for new and used heavy-duty trucks and regional economic downturns.

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

         Expansion in Existing and New Territories. Since 1990, the Company has opened eight facilities in its existing and new territories, including a used truck sales lot in Austin, Texas and a combination full-service truck and construction equipment dealership in Beaumont, Texas during 1998. As part of its expansion strategy, the Company intends to continue to open both full-service and parts/service truck centers to enhance market coverage in its existing territories and to enter newly appointed territories. In identifying new areas for expansion and acquisition, the primary focus of the Company is the market's historic level of new heavy-duty truck registrations, customer buying trends and the availability of suitable facilities. During 1999, management plans to expand its existing full service dealership in Fontana, California, relocate and expand its existing parts facility in Southern California into a full service dealership, relocate and expand its Houston, Texas and Laredo, Texas dealerships.

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

         In March 1997, the Company purchased the assets of Denver Peterbilt, Inc., which consisted of two full-service Peterbilt dealerships in Denver and Greeley, Colorado. The purchase price was approximately $7.9 million, funded by
(i) $6.5 million of cash and (ii) $1.4 million of borrowings under the Company's floor plan financing arrangement with GMAC to purchase new and used truck and parts inventory. The Company also entered into an agreement whereby the principal of Denver Peterbilt, Inc. may receive additional amounts based on future sales of new Peterbilt trucks at the Colorado locations, through March 1999. The Company paid the principal of Denver Peterbilt, Inc. $2.0 million in March 1999 satisfying all terms of the agreement.

         Any prospective heavy-duty truck acquisition which the Company may be able to negotiate would require the willingness of PACCAR to accept the Company as a Peterbilt dealer at such additional retail locations. Although the Company is constantly evaluating acquisition opportunities, as of the date of this Form 10-K, the Company does not have any agreements or understandings, written or oral, with any third party regarding a potential acquisition or business combination of a heavy-duty truck dealership.

         Construction Equipment Segment

The Company currently operates full-service John Deere dealerships in Texas and Michigan. Due to the highly fragmented nature of the construction equipment industry, the Company perceives an opportunity to grow its integrated full-service dealer network to market John Deere construction equipment and related services in the United States. The Company intends to take advantage of this opportunity by duplicating the business strategy that it utilized to create its network of Heavy Duty Truck dealerships. This business strategy has allowed the Company to achieve significant market penetration within both existing and new market areas for its Heavy Duty Truck segment. In attempting to duplicate this business strategy in its Construction Equipment segment, the Company intends to make strategic acquisitions of additional John Deere construction equipment dealerships in new territories and grow facilities and sales in existing territories. The Company's objective is to establish itself as a leading dealer of construction equipment and related services by emphasizing the following key elements of its business strategy.

         One-Stop Center. The Company is developing a "one-stop equipment center" where customers can purchase new John Deere or used construction equipment, lease and rent John Deere construction equipment, as well as purchase after-market parts and accessories and have virtually any kind of construction equipment serviced by factory-certified technicians, all at one convenient location. Additionally, the equipment centers operate a fleet of field service technicians that perform repair and maintenance services at the customer's location. Rush Equipment Centers are the sole authorized vendor for new John Deere construction equipment and replacement parts in their market areas and have expansive parts departments that display many of the parts in an open showroom in a mix tailored to local buying patterns and market trends. As part of its one-stop sales and service strategy, the Company, through Rush Financial Services, offers third-party financing and insurance products to assist customers purchasing new or used equipment, as well as equipment leasing and rentals. The continued implementation and enhancement of its one-stop equipment center concept is an integral element of the Company's business strategy.

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

         The Company believes that by establishing a geographically diverse construction equipment dealership network, that the associated growth of equipment related services, including financial services, renting, service, and parts, will reduce cyclicality in the Company's operations. Furthermore, such geographic diversification would support the sale of used equipment retired from the rental fleet through the ability to relocate used equipment to various geographic regions based on market demand, the access to an expanded customer base, and the availability of trained personnel to service the used equipment to enhance its resale value.

         Rush Equipment Center Development. The Company is also applying its branding program for its facilities to the Construction Equipment segment, designating each facility as a Rush

Equipment Center through distinctive signage and marketing programs to enhance its name recognition and to communicate the standardized high level of quality products and services. The Company believes the Rush Equipment Center strategy will increase its market recognition and intends to establish any newly acquired facilities as Rush Equipment Centers.

         Expansion by Acquisition. The Company acquired its first full-service equipment center in October of 1997, opened a full-service equipment center in Beaumont, Texas in July 1998, and acquired another full-service equipment center, with four locations, in western Michigan in September 1998. The Company's operating strategy and management systems establish a framework for continued acquisitions into the foreseeable future. Management believes that it can improve the operating results of any acquired dealers through economies of scale, sophisticated management information systems, purchasing power, merchandising capability and the introduction of enhanced financial services and products.

         In October 1997, the Company purchased certain assets and assumed certain liabilities of C. Jim Stewart & Stevenson, Inc., which consisted of one full-service John Deere dealership in Houston, Texas. The acquisition provides the Company with an immediate presence in the construction equipment industry in the state of Texas. The purchase price was approximately $30.2 million, funded by (i) $4 million of cash, (ii) $21.1 million of borrowings under the Company's floor plan financing arrangement with Associates Commercial Corp. and John Deere Inc., (iii) $3,080,000 in real estate borrowings from the Company's primary commercial lending institution, and (iv) a $2,062,500 promissory note payable to the seller.

         In September 1998, the Company purchased substantially all of the assets of Klooster Equipment, Inc. which consisted of three full-service dealerships and one retail only location covering 54 counties in Western Michigan. The acquisition provides the Company with an immediate presence in the construction equipment industry in the state of Michigan. The purchase price of approximately $13.1 million was funded by (i) $2.5 million of cash, (ii) $9.8 million of borrowings under the Company's floor plan financing arrangements with Associates Commercial Corp. and John Deere Inc., and (iii) $836,000 of borrowings from John Deere Credit Corp.

         Any prospective construction equipment store acquisition which the Company may be able to negotiate would require the willingness of John Deere, Inc., to accept the Company as a John Deere dealer at such additional retail locations. Although the Company is constantly evaluating acquisition opportunities, as of the date of this Form 10-K, the Company does not have any agreements or understandings, written or oral, with any third party regarding a potential acquisition or business combination. There can be no assurances that the Company will continue to successfully establish a construction equipment center dealership network, that it will be able to acquire additional construction equipment dealerships, or that if such dealerships are acquired or such network is created, that the Company will be able to successfully achieve economies of scale and improved operating results of such acquired dealerships.

TRUCK CENTERS

         The Company currently operates twelve full-service and six parts/service truck centers in Texas, California, Oklahoma, Louisiana and Colorado. Rush Truck Centers are strategically located in high truck traffic areas on or near major highways. The Company's original dealership opened in Houston, Texas in 1965, and, since 1990, the Company has grown through a combination of acquisitions and new store openings in its existing and newly-appointed territories. The Company currently operates four full-service truck centers in Texas, two in Southern California, two in Oklahoma, one in Louisiana and two in Colorado.

         The full-service truck centers provide an integrated one-stop source for the trucking needs of its customers, including retail sales of new Peterbilt and used heavy-duty trucks; parts, service and body shop facilities; and a wide array of financial products. The Company's six parts/service facilities offer a variety of product and service combinations in areas of the Company's markets to maximize market coverage. Three of the Company's truck centers are open 24 hours a day, five days a week for parts and services. Recently, the Company opened a used truck sales lot in Austin, Texas, and its first combined Peterbilt and John Deere dealership in Beaumont, Texas. Management intends to expand its existing full service dealership in Fontana, California, relocate and expand its existing parts facility in Southern California into a full service dealership, relocate and expand its Houston, Texas, Laredo, Texas, and Tulsa, Oklahoma dealerships.

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

         Set forth below is a summary description of each the Company's heavy duty truck facilities:


                              DATE
                             OPENED                                                                            FINANCING
       RUSH TRUCK              OR         STATUS/       TRUCK                                      LEASING        AND
     CENTER LOCATION        ACQUIRED       METHOD       SALES   SERVICE   PARTS    BODY SHOP     AND RENTING   INSURANCE
     ---------------       ---------      -------       -----   -------   -----    ---------     -----------   ---------
  Existing Truck
     Centers
San Antonio, TX.......        1968        Start-up        O        O        O          O                O(8)       O
Houston, TX(1)........        1988        Start-up        O                                                        O
Houston, TX(1)........        1988        Start-up                 O        O           O(2)
Houston, TX(1)........        1993        Start-up                 O        O                           O(3)
Houston, TX(1)........        1993        Start-up                 O        O          O
Lufkin, TX............        1991        Start-up        O        O        O          O                           O
Laredo, TX(9).........        1993        Start-up        O        O        O           O(4)                       O
Bossier City, LA......        1994        Start-up        O        O        O                         O            O
Pico Rivera, CA.......        1994      Acquisition       O        O        O          O              O            O
Sun Valley, CA(5).....        1994      Acquisition                         O
Fontana, CA(13).......        1994      Acquisition       O        O        O          O              O            O
Tulsa, OK(9)..........        1995      Acquisition       O        O        O          O                           O
Oklahoma City, OK.....        1995      Acquisition       O        O        O           O(6)                       O
Oklahoma City, OK.....        1995      Acquisition                O        O                         O
Denver,                       1997      Acquisition       O        O        O          O              O            O
   CO(7)...................
Greeley,                      1997      Acquisition       O        O        O          O                           O
   CO(7)...................
Rio Grande Valley,            1997        Start-up        O        O        O                         O            O
  TX(10)..............
Austin, TX(11)........        1998        Start-up        O                                                        O
Beaumont, TX(12)......        1998        Start-up        O        O        O                                      O
  Planned Truck Centers
Southern CA(5)........        1999        Start-up        O        O        O          O
  Expanded Facilities
Houston,                      1998        Start-up        O        O        O          O              O            O
  TX(1)....................

--------------
(1) The Company started a full-service dealership in Houston, Texas in 1965, which was sold in 1979. The Company reacquired the dealership in 1988. Currently, the Company has begun construction on a facility that will relocate the dealership, parts and service, leasing and renting and finance and insurance facilities to a single location.

(2)      Paint shop only.

(3)      Operating at another location in Houston from 1988 to 1993.

(4)      Trailer repair shop.

(5) The Company currently plans to relocate and expand into a full service dealership by late 1999.

(6)      Body shop completed in mid 1997.

(7) The acquisition of the Denver, Colorado and Greeley, Colorado locations was completed in March 1997. The Company started leasing and rental and finance and insurance operations during 1997.

(8) The Company opened leasing and rental operation in San Antonio, Texas during 1997.

(9) The Company currently plans to relocate and expand this dealership during 1999.

(10) The Company completed construction and opened a full-service dealership, including leasing and rental in late 1997.

(11)     The Company opened a used truck sales lot in mid 1998.

(12) The Company opened a combination heavy duty truck and construction equipment dealership in mid 1998.

(13) The Company currently plans to expand the dealership, including building of a state of the art body shop.

TRUCK SALES

         New Truck Sales. Rush Truck Centers sell new trucks which are marketed under the Peterbilt nameplate primarily in the Class 8 diesel category. The Company also markets Class 7 Peterbilt trucks (having a gvw rating of 26,001 to 33,000 pounds), Peterbilt refuse chassis and cement mixer chassis, GMC medium-duty trucks and, at its Oklahoma facilities, Volvo Class 8 heavy-duty trucks. The Company's new Class 8 Peterbilt trucks, which are manufactured and supplied to the Company by PACCAR, constitute over 90% of all new trucks sold by the Company. Peterbilt trucks have a reputation as premium-quality vehicles which are skillfully designed and driver friendly, and are typically customized to satisfy the requirements of its customers. Peterbilt's premium reputation is an important aspect of the Company's marketing of new and used trucks and management believes that such reputation has resulted in relatively higher resale prices for used Peterbilt trucks. New heavy-duty truck sales are the largest segment of the Company's business, accounting for approximately 55.8% of total revenues in 1998.

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

         A new Peterbilt heavy-duty truck typically ranges in negotiated price from $65,000 to $110,000, while a typical Class 8 truck ranges in negotiated price from $57,000 to $100,000. The Company aggressively markets to regional and national fleets, with approximately 65% of all unit sales to fleet customers (those that purchase more than five trucks in a single 12-month period) and the balance of new truck sales to other owner-operators, corporations and local governments. An important competitive issue for the Company's customers is driver retention, with a typical fleet averaging in excess of 100% driver turnover annually. Management believes Peterbilt trucks, due to their premium reputation and attractiveness to the drivers, are increasingly being used by major fleets and carriers as incentives to attract new drivers and retain existing drivers.

         The Company has a competitive advantage in that it can absorb multi-unit trade-ins often associated with fleet sales of new trucks and disperse the used trucks for resale throughout its dealership network. Because of its large size, strong relationships with fleet customers and its ability to handle large quantities of used truck trade-ins, the Company, unlike most dealers, markets and sells to fleets nationwide. Additionally, the Company believes that its attention to customer service and its broad range of trucking services, including its ability to offer truck financing and insurance, has resulted in a high level of customer loyalty. During 1998, approximately 70% of the Company's truck sales were to repeat customers. The Company sold 4,315 new trucks in 1998 compared with 3,040 in 1997.

         Used Truck Sales. The Company sells used heavy-duty trucks of numerous manufacturers, including Peterbilt, Kenworth, Freightliner, Mack and Navistar. The Company is well positioned to market used heavy-duty trucks due to its ability to recondition used trucks for resale utilizing its parts and service departments and to shift inventory from location to location to satisfy customer demand. Approximately 80% of the Company's used truck fleet is comprised of trucks taken as trade-ins by new truck customers to be used as all or part of the new truck customer's down payment, and the remainder are purchased from third parties for resale on the Company's retail lots.

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

         The Company closely monitors the age and quality of its used truck inventory and transfers such inventory between truck centers in order to maximize inventory turnover, avoid inventory overstock and understock situations and satisfy customer demand. The Company sold approximately 2,087 used trucks during 1998 compared with 1,952 in 1997.

CONSTRUCTION EQUIPMENT SALES

New Equipment Sales. The Rush Equipment Centers sell new equipment under the John Deere nameplate primarily in the construction industry. John Deere has a reputation of producing premium-quality, skillfully designed equipment. John Deere's premium reputation is an important aspect of the Company's marketing of new and used equipment and management believes that such reputation results in relatively higher prices for used John Deere equipment.

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

A new John Deere piece of construction equipment typically ranges in price from $20,000 to $350,000. The Company aggressively markets to regional fleets and current truck customers that use construction equipment. An important competitive issue for the Company's customers is asset management. The availability of a well maintained rental fleet allows customers manage their assets by obtaining equipment on an as needed basis. Additionally, management believes

John Deere equipment, due its premium reputation and quality, provides lower maintenance and repair costs over its useful life, and provides a higher residual value at trade-in. The Company sold 247 new construction equipment units during the year ended December 31, 1998.

Used Equipment Sales. The Company sells used construction equipment of numerous manufacturers, including John Deere, Caterpillar, Komatsu and Case. The Company believes that future geographic diversification and the establishment of a well maintained rental fleet will be key in the marketing of used equipment and will afford the Company the ability to utilize additional parts and service departments for the reconditioning of used equipment, and to shift used equipment from location to location to satisfy customer demand. Management expects the majority of the used equipment inventory will be derived from the rental fleet, and the remainder to be taken as trade-ins from new equipment customers.

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

The Company closely monitors the age and quality of its used equipment inventory to maximize inventory turnover, avoid overstock and understock situations and to satisfy customer demand. The Company sold approximately 120 used construction equipment units during the year ended December 31, 1998.

FINANCIAL SERVICES

         As part of its one-stop sales and service strategy, the Company offers third-party financing and insurance products to assist customers purchasing a new or used trucks and construction equipment. The Company also offers truck leasing and rentals at five of its locations and maintains a rental fleet at its equipment center. Revenues from truck related financial services were $9.1 million or 1.5% of total revenues in 1998 compared to $4.7 million or 1.2%, of total revenues in 1997.

         New and Used Truck Financing. Each new and used truck customer is directed by the Company's truck sales staff to the Company's financial services sales personnel. The Company, through Associates, the largest third-party provider of heavy-duty truck financing in North America, and PACCAR Financial, financed approximately $183.6 million of new and used truck purchases by customers in 1998, an increase of 100.9% from the $91.4 million financed in 1997. The Company is one of the largest originators of Class 8 heavy-duty truck loans for Associates. At times, the Company also acts as a broker, matching truck purchasers with alternative financing sources in exchange for a fee that is determined on a case-by-case basis.

         During 1998, the Company arranged customer financing for approximately 43.4% of its total new and used truck sales, and derived approximately 64% and 36% of its finance revenues from the sale of new and used trucks, respectively. The financings are typically installment contracts, which are secured by the trucks financed, and generally require a down payment of 10% to 30%, with the remaining balance financed over two to five years. The Company presents all of its truck financing opportunities in Texas, Oklahoma, Colorado, and Louisiana to Associates and its truck financing opportunities in California to both Associates and PACCAR Financial. Approximately 80% of the principal amount financed by the Company under installment contracts during 1998 was financed through Associates, with the remainder financed through PACCAR Financial. The Company's contracts with Associates and PACCAR Financial provide for payment to the Company of all finance charges in excess of a negotiated discount rate within 30 days of the date of financing. Such payments are subject to offsets resulting from the early pay-off of, or defaults under, installment contracts previously sold to Associates and PACCAR Financial by the Company. The Company has been able to negotiate favorable discount rates with Associates and PACCAR Financial because of its low historical delinquency rate, and, with respect to Associates, the large volume of trucks financed.

         Associates and PACCAR Financial analyze each customer's credit risk and determine whether they will extend credit and the minimum terms for doing so. The Company evaluates the standards prescribed by Associates and PACCAR Financial and determines whether it is agreeable to completing the financing on such terms. The Company often requires an increased down payment, higher finance charges or additional collateral in order to complete the financing. The Company's agreements with Associates and PACCAR Financial limit the aggregate recourse liability of the Company for defaults under the installment contracts sold to Associates and PACCAR Financial to $400,000 and $200,000 per year, respectively. The Company carefully monitors its outstanding installment contracts and actively communicates with Associates and PACCAR Financial regarding delinquent accounts. Over the last five years, the default rate on loans originated by the Company has averaged less than .5% per year. The Company has not in the past experienced significant losses resulting from defaults on loans, and such losses have historically been significantly less than the amount of its total maximum recourse liability.

         NEW AND USED EQUIPMENT FINANCING. Each new and used equipment customer is directed by the Company's equipment sales staff to the Company's financial services sales personnel. The Company, through The CIT Group, Associates Commercial Corp., and John Deere Credit, financed approximately $15.7 million of new and used equipment purchases by customers during the 1998. Revenues from construction equipment related financial services were approximately $603,000 during 1998.

         During 1998, the Company arranged customer financing for approximately 44.4% of its total new and used equipment sales, with approximately 70% related to new equipment sales and the remaining 30% of financing related to used equipment sales. The financings are typically installment or lease contracts, which are secured by the equipment financed, and generally require a down payment of 0% to 7%, with the remaining balance financed over three to five years. The Company presents all of its equipment financing opportunities to The CIT Group, Associates Commercial Corp., and John Deere Credit, (Finance Providers). The Company's contract with the Finance Providers provide for payment to the Company of all finance charges in excess of a negotiated discount rate within 30 days of the date of financing. The Company has been able to negotiate favorable discount rates with the Finance Providers because of its reputation in truck financing and performance.

         The Finance Providers analyze each customer's credit risk and determine whether they will extend credit and the minimum terms for doing so. The Company evaluates the standards prescribed by the Finance Providers and determines whether they are agreeable to completing the financing on such terms. All finance contracts are sold to the Finance Providers without recourse.

         Truck Leasing and Rental. The Company engages in full-service Peterbilt truck leasing under the PacLease trade name at eight of its locations. Under the terms of a full-service lease, all parts sales, service and maintenance for the lease or rental trucks is performed at the Company's facilities. The Company has increased its lease and rental fleet from less than 100 trucks in 1993 to approximately 667 trucks at December 31, 1998. The Company owns approximately 17% of its lease and rental fleet, and approximately 83% of the fleet is leased from PACCAR. The Company was named PacLease Western Region Franchise of the Year in 1995 and Midwest Region Franchise of the Year in 1996. The criteria used to determine the recipients of this award include, among others, image, customer satisfaction, rental utilization and profitability.

         The Company offers both long-term leasing and short-term rentals to its customers. Approximately 68% of the Company's fleet is leased to customers for periods ranging from one to seven years, and the remainder of the trucks are rented or leased for periods ranging from one day to two years. The Company generally holds trucks in its lease and rental fleet for approximately five years and then typically sells such used trucks through its truck centers. The Company has consistently realized gains on the sale of such trucks in excess of lease purchase option values. The Company constantly monitors the age of its lease and rental fleet, and as trucks are taken out of the fleet, the Company adds new trucks as needed. The average age of trucks in the Company's lease and rental fleet is 28 months. The Company's lease and rental customers provide a market to support the Company's parts and service operations by creating additional parts sales and service work for the Company. The Company also receives a rebate from PACCAR for each Peterbilt truck purchased for use in its lease fleet.

         Equipment Rental. The Company engages in full-service John Deere equipment rental. Under the terms of a full-service rental contract, all parts sales, service and maintenance for the rental equipment is performed at the Company's facilities. The Company's rental fleet consists of approximately 95 units as of December 31, 1998.

         The Company offers both long-term and short-term rentals, and rental purchase options to its customers. Management believes that its rental operations will continue to benefit from the trend among businesses to outsource operations, including equipment ownership, in order to minimize their capital investment in equipment, as well as reducing or eliminating the down-time, maintenance, repair and storage costs associated with equipment ownership. The Company constantly monitors the age of its rental fleet, and as equipment is taken out of the rental fleet, new equipment is added as needed. The average age of equipment in the rental fleet is eight months. Management believes that building a geographically diverse network of equipment centers would support the sale of used equipment retired from the rental fleet through the ability to relocate used equipment to various geographic regions based on market demand, the access to an expanded customer base, and the availability of trained personnel to service the used equipment to enhance its resale value.

         Insurance Agency Services. The Company sells a complete line of property and casualty insurance, including collision and liability insurance on trucks, cargo insurance, standard automobile liability coverages, life, credit life and health, workers' compensation coverages and homeowner's insurance. The Company's agents are licensed in eight states to sell insurance for various insurance companies, including Associates Insurance and Motors Insurance Corporation, which underwrite the products offered by the Company. While the Company sells a majority of its insurance products to its truck-purchasing customers, the Company also sells to the general PUBLIC. The Company believes it has developed good relationships with its insurance-purchasing customers which resulted in an average renewal rate of 87% during 1998.

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

PARTS, SERVICE AND BODY SHOP OPERATIONS

         The parts, service and body shop operations of the Company provide relatively higher profit margins and tend to be less cyclical than new and used truck and equipment sales. Parts, service and body shop revenues accounted for approximately $108.0 million, or 17.6%, of the Company's total revenues in 1998.

Parts

         Each Rush Truck Center carries a wide variety of Peterbilt and other parts inventory, with an average of approximately 5,000 items from over 50 suppliers at each location. The Company is the sole authorized Peterbilt parts and accessories supplier in each of its markets and estimates that approximately 65% of its truck service and parts functions are performed on Peterbilt heavy-duty trucks.

         The Rush Equipment Center carries a wide variety of John Deere and other parts inventory, with over 12,000 items from over 15 suppliers. The Company is the sole authorized John Deere parts and accessories supplier in its market and estimates that approximately 92% of its construction equipment service and parts functions are performed on John Deere equipment.

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

         The Company has a total of 409 service bays, including 13 paint bays, throughout its heavy-duty truck network. The Company performs both warranty and non-warranty service work, with the cost of the warranty work being reimbursed by the manufacturer at retail consumer rates. The Company estimates that approximately 20% of its service functions are performed under manufacturers' warranties. Rush Truck Centers are Peterbilt designated warranty service centers and most are authorized service centers for a number of manufacturers of heavy-duty truck components, including Cummins, Detroit Diesel, Caterpillar, Eaton and Rockwell. Manufacturers permit warranty work to be performed only at designated warranty service centers. To enhance accuracy and timeliness in payment of warranty claims, the Company maintains a computerized system for sending warranty claims to PACCAR and various other manufacturers.

         The Company's service and body shop facilities, three of which are open 24 hours a day, five days a week, are equipped with state-of-the-art tools and diagnostic equipment and staffed by manufacturer-trained and certified service technicians. The Company's service technicians perform full-service truck repairs and make-ready on Peterbilt and virtually any other type of heavy-duty truck. Rush Truck Centers' factory-certified service employees regularly attend manufacturer-sponsored training programs to remain abreast of current diagnostic and repair and maintenance techniques. The Company employs an innovative compensation program for its service technicians designed to encourage the performance of expedited and high quality repair and maintenance services. Rather than paying service technicians on an hourly basis, each technician receives a flat rate for each service or repair performed. If a service or repair is performed incorrectly, the technician making the initial repair or service must correct the situation without additional compensation. This compensation arrangement facilitates the retention of efficient service technicians who can increase their compensation by expeditiously and accurately completing service and repairs.

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

SALES AND MARKETING

         The Company's aggressive expansion program and long history of operations in the heavy duty truck segment have resulted in a customer base that is diverse in terms of geography, industry and scale of operations. The Company's customers include owner-operators, regional and national fleets, corporations and local governments, none of which accounted for more than 9% of its total sales in 1998. Because of its large size, strong relationships with fleet customers and its ability to handle large quantities of used truck trade-ins, the Company, unlike most dealers, markets and sells to fleets nationwide. Management also believes that the consistently reliable service received by customers at each Rush Truck Center and the Company's longevity have resulted in increased recognition of the "Rush" name, customer loyalty and continuing customer relationships. During 1998, approximately 70% of the Company's truck sales were to repeat customers.

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

         The Company generally promotes its trucks and related services through its sales staff, trade magazine advertisements and attendance at industry shows, including the International Truck Show and the Southwest Trucking Show. In addition to cultivating walk-in customers, the Company's sales staff also makes customer visits and participates in organizations that support industries that utilize the Company's trucks. The Company uses its proprietary direct mail database to distribute its bi-monthly truck magazine, which includes new and used truck and parts specials, and other marketing materials to over 55,000 existing and potential customers. Support of the industry is achieved through membership and support of trucking organizations, such as the American Truck Dealers and American Trucking Association. In addition, the Company has a world-wide web site on the Internet featuring truck and parts specials at http://www.rushtruckcenters.com.

         The Company's new truck sales staff consists of 155 employees, including a Senior Vice President of Sales and Marketing and ten regional sales managers. Used trucks are sold through 45 used truck sales personnel, including a Vice President of Used Trucks and five regional sales managers. The sales staff at each Rush Truck Center receives sales training, instruction on technical and operating aspects of the trucks and education with respect to the industries in which such trucks are utilized, including the waste-disposal, construction and forestry industries. The sales staff of each Rush Truck Center is compensated on a commission and salary basis, with a high percentage of compensation based on commission.

         The Company has approximately 694 parts and service employees, including a Senior Vice President of Dealership Operations, a national director of parts, a national director of service and body shop operations, 22 regional service and body shop managers and 15 regional parts managers. The Company sells parts in conveniently located open showrooms and parts counters at its truck centers and directly to fleet customers through its outside sales staff. The direct marketing to its fleet customers is intended to position the Company as the primary supplier of parts to such customers, who often perform truck maintenance and repairs at their own in-house service facilities.

         The equipment centers' customer base includes contractors, for both residential and commercial construction, utility companies, federal, state and local government agencies, and various petrochemical, industrial and material supply type businesses that require construction equipment in their daily operations, none of which accounted for more than 4% of its total sales in the fourth quarter of 1997. The creation of a network of equipment centers large enough to handle large fleet sales nationwide would build economies of scale through favorable purchasing power and proportionately lower operating costs due to centralized management. Currently, strong marketing efforts are being made to truck customers who are involved in the construction business. Management believes that these customers are familiar with the consistently reliable service that is synonymous with the "Rush" name. As part of this strategy, the Company has branded its Houston facility as a Rush Equipment Center in order to enhance the Company's name recognition and to communicate the standardized high level of quality products and services that can be expected when visiting the Rush Equipment Center.

         The equipment centers' staff consist of 145 employees, including a President, three General Managers, and 15 department managers. New and used equipment is sold, leased and rented through 38 sales personnel. The sales staff at all Rush Equipment Centers receive sales training and instruction on technical and operating aspects of the equipment and education with respect to the industries in which such equipment is utilized, primarily the construction and forestry industries. The sales staff is compensated on a commission and salary basis, with a high percentage of compensation based on commission. The equipment center has approximately 95 parts and service employees. The Company sells parts in showrooms and at its parts counter at its equipment center and directly to customers through its outside sales staff. The direct marketing to its customers is intended to position the Company as the primary supplier of parts to such customers, who often perform equipment maintenance and repairs at their own in-house service facilities.

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

         The Company has been successful in retaining its senior management, general managers and other employees. The average tenure of the Company's current senior management is 12 years, and the average tenure of its current truck centers' general managers is approximately 8 years. To promote communication and efficiency in operating standards, general managers and members of senior management attend several Company-wide strategy sessions per year. In addition, management personnel attend various industry-sponsored leadership and management seminars and receive continuing education on Peterbilt products, John Deere products, marketing strategies and management information systems.

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

Recent Acquisitions

         In September 1998, the Company purchased substantially all of the assets of Klooster Equipment, Inc. which consisted of three full-service dealerships and one retail only location covering 54 counties in Western Michigan. The acquisition provides the Company with an immediate presence in the construction equipment industry in the state of Michigan. The purchase price was approximately $13.1 million funded by (i) $2.5 million of cash, (ii) $9.8 million of borrowings under the Company's floor plan financing arrangements with Associates Commercial Corp. and John Deere Inc., and (iii) $836,000 of borrowings from John Deere Credit Corp.

         On March 2, 1998, the Company caused its wholly owned subsidiary, Rush Retail Centers of Texas, Inc., to acquire the stock of D&D Farm and Ranch Supermarket, Inc. for approximately $10.5 million, with the purchase price being a combination of cash and notes payable. The Company accounted for the acquisition as a purchase.

         In October 1997, the Company purchased certain assets and assumed certain liabilities of C. Jim Stewart & Stevenson, Inc., and Stewart & Stevenson Realty Corp., which consisted of one full-service John Deere dealership in Houston, Texas. The acquisition provides the Company with an immediate presence in the construction equipment industry in the state of Texas. The purchase price was approximately $30.2 million, funded by (i) $4 million of cash, (ii) $21.1 million of borrowings under the Company's floor plan financing arrangement with Associates Commercial Corp. and John Deere Inc., (iii) $3,080,000 in real estate borrowings from Frost National Bank, and (iv) a $2,062,500 promissory note payable to the seller.

         In March 1997, the Company purchased the assets of Denver Peterbilt, Inc., which consisted of two full-service Peterbilt dealerships in Denver and Greeley, Colorado. The Company believes that the acquisition of such facilities provides the Company with an immediate market presence in the state of Colorado. The purchase price was approximately $7.9 million, funded by (i) $6.5 million of cash and (ii) $1.4 million of borrowings under the Company's floor plan financing arrangement with GMAC to purchased new and used truck and parts inventory. The Company also entered into an agreement whereby the principal of Denver Peterbilt, Inc. may receive additional amounts based on future sales of new Peterbilt trucks at the Colorado locations. The Company paid the principal of Denver Peterbilt, Inc. $2.0 million in March 1999 satisfying all terms of the agreement.

COMPETITION

         There is significant competition both within the markets currently being served by the Company and in new markets into which the Company may enter. Dealer competition continues to increase based on accessibility of dealership location, the number of the Company's dealership locations, price, value, quality and design of the product as well as attention to customer service (including technical service). The Company believes that it is competitive in all of these categories. Despite being what the Company believes to be one of the largest heavy duty truck dealers in the industry in terms of total revenues, during 1998 the Company accounted for approximately 2.0% of all new Class 8 truck sales in the United States.

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

         The Company's construction equipment products compete with construction equipment manufactured by Caterpillar, Komatsu, Case, and other manufacturers. Management believes it is able to compete with other dealers and service providers on the basis of overall John Deere product quality, reputation and name recognition as well as its ability to provide full parts and service support, financing and insurance and other customer services.

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

         Each of the Company's truck dealerships is required to establish and maintain a ratio of net working capital to total assets ranging from .05 to .25 as provided in its Dealership Agreement. If at any time a dealership's net working capital falls below the minimum requirements as determined from time to time by PACCAR, the dealership is required to take steps reasonably necessary to meet such minimum capital requirements. The Company has had no problem in the past satisfying such minimum capitalization requirements and does not anticipate any problems through fiscal

1999. The Dealership Agreements also require the Company to maintain a uniform accounting system designated by PACCAR and provide PACCAR with monthly financial and operating data.

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

         The GMC Agreement is effective through October 31, 2000 and may be terminated by GMC in specific circumstances. The GMC Agreement is based on the personal relationship between GMC and the Dealer Operators (W. Marvin Rush, W.
M. "Rusty" Rush and Robin M. Rush) and prohibits any attempted assignment, including upon the death or incapacity of one or more of the Dealer Operators, of the GMC Agreement to a third party which is not expressly approved by GMC. With regard to any proposed assignment of the GMC Agreement, GMC retains a right of first refusal on any offers to purchase the GMC Agreement. The Company is also prohibited from making any transfer of more than a ten percent equity interest in the Company without the consent of GMC. Some of the additional grounds upon which GMC may terminate the GMC Agreement are: (a) material conflicts with GMC over the Company's facilities and operations; (b) misconduct by the Company or the Dealer Operators; or (c) failure to maintain the specified net capital requirement and an open line of credit pursuant to the terms of the GMC Agreement. The Company has remained in compliance with the terms of the GMC Agreement and anticipates no conflicts through at least 1999.

         The Company believes that the change of ownership resulting from its initial public offering completed in June 1996 violated the GMC Agreement and that such agreements is terminable by GMC. The termination of the GMC Agreement would not have a material adverse impact on the Company.

         John Deere. The Company has agreements with John Deere which authorizes the Company to act as a dealer of John Deere construction, utility and forestry equipment (the "Construction Dealer Agreement"). The Company's areas of responsibility for the sale of John Deere construction equipment are the Houston, Texas Metropolitan area and surrounding 20 counties and 54 counties in Western Michigan that includes Lansing, Grand Rapids and Traverse City.

         Pursuant to the Construction Dealer Agreements, the Company is required, among other things, to maintain suitable facilities, provide competent management, actively promote the sale of construction equipment in the designated area of responsibility, fulfill the warranty obligations of John Deere, maintain inventory in proportion to the sales potential in the area of responsibility, provide service and maintain sufficient parts inventory to service the needs of its customers, maintain adequate working capital, and maintain stores only in authorized locations. John Deere is obligated to make available to the Company any finance plans, lease plans, floor plans, parts return programs, sales or incentive programs or similar plans of programs it offers to other dealers. John Deere also provides the Company with promotional items and marketing materials prepared by John Deere for its construction equipment dealers. The Construction Dealer Agreements entitle the Company to use John Deere trademarks and tradenames, with certain restrictions.

         Under the Construction Dealer Agreements the Company cannot acquire other John Deere dealerships without John Deere's prior written consent, which John Deere may withhold in its sole discretion. The prior consent of John Deere is required for the opening of any John Deere store within the Company's designated area of responsibility and for the acquisition of any other John Deere dealership. In addition, the Company is prohibited from making acquisitions, initiating new business activity, paying dividends, repurchasing its capital stock, or making any other distributions to stockholders if the Company's equity-to-assets ratio is below 20%, as calculated by John Deere pursuant to the provisions of the Construction Dealer Agreements, or if such ratio would fall below 20% as a result of such action. As of the end of fiscal 1998, the Company's equity-to-assets ratio was 24%.

         In the event of a change of control of the Company, the Dealership Agreement may be immediately terminated by John Deere. For this purpose, a change of control occurs (i) if the Rush Principals (collectively, W. Marvin Rush, W. M. "Rusty" Rush, Robin M. Rush) in the aggregate own less than 30% of the capital stock entitled to vote on the election of directors of the Company, or (ii) if any "person" (as that term is defined under the Securities Exchange Act of 1934, as amended) other than the Rush Principals owns a greater percentage of the capital stock entitled to vote on the election of directors of the Company than the Rush Principals in the aggregate. In the event that the Company were to find it necessary or advisable to sell any of its John Deere dealership locations, John Deere retains the right of first refusal to purchase such dealership location in any proposed sale. The change of control and right of first refusal provisions may have anti-takeover effects.


         The Company's John Deere dealer appointment is not exclusive. John Deere could appoint other dealers in close proximity to the Company's existing store. The areas of responsibility can be reduced or terminated by John Deere upon 120 days prior written notice. In addition, the Construction Dealer Agreements can be amended at any time without the Company's consent, so long as the same amendment is uniformly made to the dealer agreements of all other John Deere dealers. John Deere also has the right to sell directly to federal, state, or local governments, as well as national accounts. To the extent John Deere appoints other dealers in the Company's market, reduces the area of responsibility relating to the Company's construction equipment stores, or amends the Construction Dealer Agreements or directly sells substantial amounts of equipment to government entities and national accounts, the Company's results of operations and financial condition could be adversely affected.

         Other Suppliers. In addition to John Deere, the Company is an authorized dealer for suppliers of other equipment. The terms of such arrangements vary, but most of these dealership agreements contain termination provisions allowing the supplier to terminate the agreement after a specified notice period (usually 180 days).

FLOOR PLAN FINANCING

         Substantially all of the Company's truck purchases from PACCAR are made on terms requiring payment within 15 days or less from the date of shipment of the trucks from the factory. The Company finances all, or substantially all, of the purchase price of its new truck inventory, and 75% of the loan value of its used truck inventory, under a floor plan arrangement with GMAC under which GMAC pays PACCAR directly with respect to new trucks. The Company makes monthly interest payments on the amount financed but is not required to commence loan principal repayments on new vehicles to GMAC for a period of 12 months and for used vehicles for a period of three months. The loan is collateralized by a lien on the vehicle. The Company's floor plan agreements with its primary lender limit the aggregate amount of borrowings based on the number of new and used trucks. At December 31, 1998, the Company's floor plan arrangements permit the financing of up to 1,133 new trucks and 432 used trucks and, the Company had approximately $45.9 million outstanding under its floor plan financing arrangement with GMAC. GMAC permits the Company to earn interest at the prime rate on overnight funds deposited by the Company with GMAC for up to 62.5% of the amount borrowed under its floor plan financing, real estate financing and revolving credit arrangements with GMAC. GMAC has indicated that it will continue to provide GMAC financing to the Company in the absence of a franchise agreement with GMC.

         Substantially all of the Company's new construction equipment purchases are financed by John Deere and Associates Commercial Corp. The Company finances all , or substantially all, of the purchase price of its new equipment inventory under its floor plan facilities. The agreement with John Deere provides interest free financing for five months after which time the amount financed is required to be paid in full, or an immediate 3% discount with payment due in 30 days. When the equipment is sold prior to the expiration of the five month period, the Company is required to repay the principal within approximately 15 days of the sale. Should the equipment financed by John Deere not be sold within the five month period, it is transferred to the Associates Commercial Corp. floor plan arrangement. The Company makes principal payments to Associates Commercial Corp., for sold inventory, on the 15th day of each month . Used and rental equipment, to a maximum of book value, is financed under a floor plan arrangement with Associates Commercial Corp. The Company makes monthly interest payment on the amount financed and is required to commence loan principal repayments on rental equipment as book value reduces. Principal payments, for sold inventory, on used equipment are made the 15th day of each month following the sale. The loans are collateralized by a lien on the equipment. As of December 31, 1998, the Company's floor plan arrangement with Associates Commercial Corp. permit the financing of up to $25 million in equipment. At December 31, 1998, the Company had $21.7 million and $21.6 million, outstanding under its floor plan financing arrangements with John Deere and Associates Commercial Corp., respectively.

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

         The Company generally sells its used trucks and equipment "as is" and without manufacturer's warranty, although manufacturers sometimes provide limited warranties on used vehicles if they have been reconditioned at the Rush Truck Center prior to resale or if the manufacturer's warranty on the truck or equipment is transferable and has not yet expired. The customer does not receive any warranty from the Company.

BACKLOG

         At December 31, 1998, the Company's backlog of truck orders was approximately $180 million, compared to $135.0 million at December 31, 1997. The Company includes in backlog only confirmed orders. It takes between 60 days and six months for the Company to receive delivery from PACCAR once an order is placed. The Company expects to fill at least 90% of these orders by the end of 1999. The Company sells approximately 75% of its new heavy-duty trucks by customer special order, with the remainder sold out of inventory. Included in the Company's backlog as of December 31, 1998 are orders from a number of the Company's major fleet customers.

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

EMPLOYEES

         At December 31, 1998, the Company employed approximately 1,306 people, of which 155 were involved in the new truck department, 45 in the used truck department, 33 in equipment sales 789 in parts, service and body shop services, 14 in insurance agency services, seven in financing services, 78 in truck leasing and equipment rental operations, 69 in retail operations, and 116 in administrative, management and corporate functions.

         The Company has no contracts or collective bargaining agreements with labor unions and has never experienced work stoppages. The Company considers its relations with employees to be satisfactory.

ITEM 2.  PROPERTIES

         The Company owns its truck center locations in Houston (4), San Antonio
(1), and Pharr, Texas, as well as 6,000 square feet of administrative office space located in San Antonio, Texas, its Oklahoma City and Tulsa, Oklahoma facilities, its Bossier City, Louisiana facility, its Fontana, California facility, its equipment center in Houston, Texas, its retail center in Seguin, Texas and a 5,700-acre ranch located in Cotulla, Texas. The remaining facilities operate on leased premises, with the unexpired terms of the leases ranging from six months to six years, inclusive of options to renew. The Company has an option to terminate its leases on the Laredo, Texas locations, by providing notice and paying rent in an amount ranging from three to six months. In all cases the Company pays a fixed rent and is responsible for taxes, insurance, repairs and maintenance. For 1998, the total net rent expense for the Company's leased stores was approximately $1.4 million. The building square footage of the Company's full-service truck centers range in size from 13,500 to 73,000 square feet, and are situated on lots ranging from three to 14 acres, while the parts/service facilities range in size from 2,500 to 6,200 square feet, and are situated on lots ranging from 0.4 to five acres. The Company's equipment centers range in size form 3,000 to 44,000 square feet and are situated on lots ranging from .5 to 45 acres.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the Company's shareholder's during the fourth quarter of the fiscal year ended December 31, 1998.

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


                                        High            Low
                                        ----            ---
Fiscal 1998:
First Quarter ................     $    11.50     $     7.63
Second quarter ...............     $    13.75     $    10.38
Third quarter ................     $    12.63     $     8.63
Fourth quarter ...............     $    12.00     $     7.38

Fiscal 1997:
First Quarter ................     $    12.38     $     8.13
Second quarter ...............     $     9.00     $     5.75
Third quarter ................     $     9.63     $     5.63
Fourth quarter ...............     $     9.75     $     8.00


         As of March 26, 1999, there were approximately 68 record holders of the common stock and approximately 1,271 beneficial holders of the common stock.

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


ITEM 6.  SELECTED FINANCIAL DATA

SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA

         The following Selected Consolidated Financial and Operating Data relating to the Company has been taken or derived from the Consolidated Financial Statements and other records of the Company. The consolidated statements of income and consolidated balance sheets for each of the five years in the period ended December 31, 1998, have been audited by Arthur Andersen LLP, independent public accountants. The Financial and Operating Data presented below may not be comparable between periods in all material respects or indicative of the Company's future financial position or results of operations due primarily to acquisitions which occurred during the periods presented, including the acquisition of the Company's California, Oklahoma, and Colorado heavy-duty truck operations in February 1994, in December 1995, and in March 1997, respectively, and the Company's acquisitions of the Houston, Texas and Michigan John Deere construction equipment centers in October 1997 and September 1998, respectively, and the acquisition of the Rush retail center in March of 1998 . See Note 17 to the Company's Consolidated Financial Statements for a discussion of such acquisitions. The Selected Consolidated Financial and Operating Data should be read in conjunction with the Company's Historical Consolidated Financial Statements and related notes and other financial information included elsewhere herein. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."



                                                              YEAR ENDED DECEMBER 31,
                                         ------------------------------------------------------------------
                                           1994          1995           1996          1997          1998
                                         ---------     ---------      ---------     ---------     ---------
                                                                        (IN THOUSANDS)
SUMMARY OF INCOME
STATEMENT DATA
Revenues
  New and used truck sales .........     $ 143,569     $ 192,949      $ 258,613     $ 290,495     $ 422,754
  Parts and service ................        46.516        53,368         64,505        78,665       108,024
  Construction Equipment
  sales ............................          --            --             --           7,518        35,402
  Lease and rental .................         5,476        10,058         13,426        14,761        18,594
  Finance and insurance ............         3,774         3,980          5,855         6,026        11,432
  Other ............................         1,936         1,279          1,262         1,904        16,579
                                         ---------     ---------      ---------     ---------     ---------
    Total revenues .................       201,271       261,634        343,661       399,369       612,785
Cost of products sold ..............       168.254       219,059        289,143       334,583       508,242
                                         ---------     ---------      ---------     ---------     ---------
Gross profit .......................        33,017        42,575         54,518        64,786       104,543
Selling, general and
administrative
  expenses .........................        25,789        31,238         40,552        50,618        75,849
Depreciation and amortization
  expense ..........................         1,615         1,846          2,416         2,977         4,813
                                         ---------     ---------      ---------     ---------     ---------
Operating income ...................         5,613         9,491         11,550        11,191        23,881
Interest expense ...................         2,048         2,886          3,053         2,513         5,884
Minority interest ..................           123           162           --            --            --
Income from continuing
operations before income
taxes ..............................         3,442         6,443          8,497         8,678        17,997
Income tax expense .................          --            --            2,295         3,298         7,200
                                         ---------     ---------      ---------     ---------     ---------
Income from continuing
operations .........................         3,442         6,443          6,202         5,380        10,797
Discontinued operations --
  Operating income (loss) ..........           283          (224)          --            --            --
  Gain on disposal .................          --           1,785           --            --            --
Income from discontinued
  operations .......................           283         1,561           --            --            --

Net income .........................     $   3,725     $   8,004      $   6,202     $   5,380     $  10,797
                                         =========     =========      =========     =========     =========


                                                                                     YEAR ENDED DECEMBER 31,
                                                                                     -----------------------
                                                                                        1995       1996
                                                                                       ------     ------
                                                                                   (IN THOUSANDS EXCEPT PER
                                                                                          SHARE DATA)
PRO FORMA INCOME
STATEMENT DATA (Unaudited)
Income from continuing operations before taxes ...................................     $6,443     $8,497
Pro forma adjustments to reflect federal and state income
  taxes(1) .......................................................................      2,448      3,229
                                                                                       ------     ------
Pro forma income from continuing operations after provision for income taxes .....     $3,995     $5,268
                                                                                       ======     ======
Pro forma basic and diluted income from continuing operations per share(2) .......     $  .93     $  .94
                                                                                       ======     ======
Weighted average shares outstanding used in the pro forma basic and diluted income
  from continuing operations per share calculation ...............................      4,297      5,590
                                                                                       ======     ======


                                                     YEAR ENDED DECEMBER 31,
                                  ------------------------------------------------------------
                                   1994          1995         1996         1997         1998
                                  --------     --------     --------     --------     --------
                                              (IN THOUSANDS, EXCEPT OPERATING DATA)
OPERATING DATA
Number of locations --
  Full-service ..............            6            8            8           11           12
  Parts/service .............            5            6            6            6            6
                                  --------     --------     --------     --------     --------
    Total locations .........           11           14           14           17           18
Unit truck sales --
  New trucks ................        1,705        2,263        2,871        3,040        4,315
  Used trucks ...............          889        1,135        1,349        1,952        2,087
                                  --------     --------     --------     --------     --------
    Total unit trucks sales .        2,594        3,398        4,220        4,992        6,402
Construction equipment unit
sales --
  New units .................         --           --           --             90          227
  Used units ................         --           --           --             35          120
                                  --------     --------     --------     --------     --------
    Total construction
   equipment unit sales .....         --           --           --            125          347
 Aggregate new and used truck
finance contracts sold (in
thousands) ..................     $ 45,453     $ 53,165     $ 76,390     $ 91,445     $183,639
Truck lease and rental units           345          521          559          628          667


                                                  YEAR ENDED DECEMBER 31,
                                   ------------------------------------------------
                                   1994      1995       1996       1997        1998
                                   ----      ----       ----       ----        ----
                                                     (IN THOUSANDS)
BALANCE SHEET DATA
Working capital.........           $(937)       $626    $24,676     $18,364    $14,074
Inventories.............           20,755     36,517     36,688      66,757    107,140
Total assets............           44,185     76,079    109,217     155,478    220,700
Floor plan financing....           17,325     34,294     42,228      63,268     89,212
Line-of-credit
  borrowings............              860         10         20          20         10
Long-term debt, including
  current portion.......            8,887     17,287     15,547      25,181     39,259
Shareholders' equity....            4,376      7,685     36,692      42,072     52,869

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

(2) Pro forma basic and diluted income from continuing operations per share was computed by dividing pro forma income from continuing operations by the weighted average number of common shares outstanding, as adjusted for the stock split of the Common Stock and giving pro forma effect for the issuance of 547,400 shares of Common Stock, at an initial public offering price of $12.00 per share, to repay the line-of-credit borrowings made to fund the approximately $6.0 million distribution to the Company's sole shareholder of the undistributed taxable S corporation earnings. See Notes 3 and 4 to the Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         Certain statements contained in this Item 7, "Management's Discussion of Financial Condition and Results of Operations" of the Form 10-K are "forward-looking statements" within the meaning of the Section 27A of the Securities Act of 1933, as amended and Section 21E of the Exchange Act of 1934, as amended. Specifically, all statements other than statements of historical fact included in this Form 10-K regarding the Company's financial position, business strategy and plans and objectives of management of the Company for future operations are forward-looking statements. These forward-looking statements are based on the beliefs of the Company's management, as well as assumptions made by and information currently available to the Company's management. When used in this report, the words "anticipate," "believe," "estimate," "expect" and "intend" and words or phrases of similar import, as they relate to the Company or its subsidiaries or Company management, are intended to identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions related to certain factors including, without limitation, competitive factors, general economic conditions, customer relations, relationships with vendors, the interest rate environment, governmental regulation and supervision, seasonality, distribution networks, product introductions and acceptance, technological change, changes in industry practices, onetime events and other factors described herein and in the Company's Registration Statement on Form S-1 (File No. 333-3346) and in the Company's annual, quarterly and other reports filed with the Securities and Exchange Commission (collectively, "cautionary statements"). Although the Company believes that its expectations are reasonable, it can give no assurance that such expectations will prove to be correct. Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected, or intended. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the applicable cautionary statements. The Company does not intend to update these forward-looking statements.

         Rush Enterprises consist of a Heavy Duty Truck segment and a Construction Equipment Segment. The Heavy Duty Truck segment operates a regional network of truck centers that provide an integrated one-stop source for the trucking needs of its customers, including retail sales of new Peterbilt and used heavy-duty trucks; parts, service and body shop facilities; and a wide array of financial services, including the financing of new and used truck purchases, insurance products and truck leasing and rentals. The Construction Equipment segment operates full-service John Deere dealerships whose operations include the retail sale of new and used equipment, after-market parts and service facilities, equipment rentals, and the financing of new and used equipment. The Company also operates a retail division whose operations include primarily the sale of farm and ranch supplies including fencing, horse and cattle trailers, veterinarian supplies and the retail sale of western wear.

         In March 1997, the Company purchased the assets of Denver Peterbilt, Inc., which consisted of two full-service Peterbilt dealerships in Denver and Greeley, Colorado. The Company believes that the acquisition of such facilities provides the Company with an immediate market presence in the state of Colorado. The purchase price was approximately $7.9 million, funded by (i) $6.5 million of cash and (ii) $1.4 million of borrowings under the Company's floor plan financing arrangement with GMAC to purchased new and used truck and parts inventory. The Company also entered into an agreement whereby the principal of Denver Peterbilt, Inc. may receive additional amounts based on future sales of new Peterbilt trucks at the Colorado locations. The Company paid the principal of Denver Peterbilt, Inc. $2.0 million in March 1999 satisfying all terms of the agreement.


         In September 1997, the Company opened a new full-service Peterbilt dealership in Pharr, Texas. This location is strategically positioned to take advantage of increased heavy-duty truck traffic resulting from the North American Free Trade Agreement.

         In October 1997, the Company purchased certain assets and assumed certain liabilities of C. Jim Stewart & Stevenson, Inc., which consisted of one full-service John Deere dealership in Houston, Texas. The acquisition provides the Company with an immediate presence in the construction equipment industry in the state of Texas. The purchase price was approximately $30.2 million, funded by (i) $4 million of cash, (ii) $21.1 million of borrowings under the Company's floor plan financing arrangement with Associates Commercial Corp. and John Deere Inc., (iii) $3,080,000 in real estate borrowings from Frost National Bank, and
(iv) a $2,062,500 promissory note payable to the seller.

         On March 2, 1998, the Company caused its wholly owned subsidiary, Rush Retail Centers of Texas, Inc., to acquire the stock of D&D Farm and Ranch Supermarket, Inc. for approximately $10.5 million, with the purchase price being a combination of cash and notes payable. The Company accounted for the acquisition as a purchase.

         In 1998, the Company opened a used truck sales lot in Austin, Texas. This location is positioned to take advantage of the growing Austin truck market and to take advantage of the increasing heavy-duty truck traffic on the I-35 corridor.

         In August 1998, the Company opened its first combination heavy-duty truck and construction equipment dealership in Beaumont, Texas. This dealership's operations include new, used, parts, service, finance and insurance sales for both heavy-duty trucks and construction equipment, as well as the lease and rental of construction equipment. This location is positioned to take advantage of synergies between heavy-duty truck and construction equipment customers in the Houston gulf coast area.

         In September 1998, the Company purchased substantially all of the assets of Klooster Equipment, Inc. which consisted of three full-service dealerships and one retail only location covering 54 counties in Western Michigan. The acquisition provides the Company with an immediate presence in the construction equipment industry in the state of Michigan. The purchase price was approximately $13.1 million funded by (i) $2.5 million of cash, (ii) $9.8 million of borrowings under the Company's floor plan financing arrangements with Associates Commercial Corp. and John Deere Inc., and (iii) $836,000 of borrowings from John Deere Credit Corp.

RESULTS OF OPERATIONS

The following discussion and analysis includes the Company's historical results of operations for 1996, 1997, and 1998.

         The following table sets forth for the years indicated certain financial data as a percentage of total revenues:


                                           YEAR ENDED DECEMBER 31,
                                        ---------------------------
                                        1996        1997      1998
                                        -----      -----      -----
New and used truck sales ..........      75.3%      72.7%      69.0%
Parts and service .................      18.8       19.7       17.6
Construction Equipment Sales ......      --          1.9        5.8
Lease and rental ..................       3.9        3.7        3.0
Finance and insurance .............       1.7        1.5        1.9
Other .............................       0.4        0.5        2.7
                                        -----      -----      -----
          Total revenues ..........     100.0      100.0      100.0
Cost of products sold .............      84.1       83.8       82.9
                                        -----      -----      -----
Gross profit ......................      15.9       16.2       17.1
Selling, general and administrative
  expenses ........................      11.8       12.7       12.4
Depreciation and amortization .....       0.7        0.7        0.8
                                        -----      -----      -----
Operating income ..................       3.4        2.8        3.9
Interest, net .....................       0.9        0.6        0.8
                                        -----      -----      -----
Income from continuing operations .       2.5%       2.2%       2.9%
                                        =====      =====      =====

FISCAL YEAR ENDED DECEMBER 31, 1998 COMPARED WITH FISCAL YEAR ENDED DECEMBER 31, 1997.

Revenues.

         Revenues increased by approximately $213.4 million, or 53.4%, from $399.4 million to $612.8 million from 1997 to 1998. This increase was attributable to gains achieved from each of the Company's revenue categories, primarily as a result of improved operations, increased market demand, and revenues generated from acquisitions and new store openings.

         Sales of new and used trucks increased by approximately $132.3 million, or 45.5%, from $290.5 million to $422.8 million from 1997 to 1998. Unit sales of new and used trucks increased by 41.9% and 6.9%, respectively. The large increase in new truck sales was mainly due to increasing fleet sales and an overall strong new truck market in 1998. The moderate growth rate in used truck sales is a result of a shortage of desirable used truck inventory during 1998 caused by fewer used truck trade-ins. The average selling price of new trucks increased by 5.9% while used truck average selling prices increased by 13.8%. New truck and used truck prices increased due to product mix and increased market demand.

         Parts and service sales increased by approximately $29.3 million, or 37.2%, from $78.7 million to $108.0 million from 1997 to 1998, with the inclusion of a full year of operations in Colorado, Pharr and at the Rush equipment center in Houston, Texas, and the 1998 additions of the Rush retail center and the equipment center in Michigan accounting for approximately $14.4 million or 49.2% of the increase and the remainder being attributed to growth at existing locations.

         Sale of new and used construction equipment increased approximately $27.9 million or 372%, from $7.5 million to $35.4 million from 1997 to 1998. The increase is due the construction equipment segment only having 3 months of operations in 1997 and the addition of the Michigan construction equipment dealership in September of 1998. New and used equipment unit sales were 247 and 120 respectively for the year ended 1998.

         Lease and rental revenues increased by approximately $3.8 million, or 25.7%, from $14.8 million to $18.6 million from 1997 to 1998, with the inclusion of a full year of operations at the Rush equipment center in Houston, Texas and the acquisition of the equipment center in Michigan accounting for approximately $2.4 million or 63.2% of the increase, and the remainder being attributed to growth at existing locations.

         Finance and insurance revenues increased by approximately $5.4 million, or 90%, from $6.0 million to $11.4 million from 1997 to 1998. The growth resulted from increased truck sales coupled with lower borrowing costs during 1998 compared to 1997. Finance and insurance revenues have limited direct costs and, therefore, contribute a disproportionate share of operating profits.

Other Income

         Other income increased approximately $14.7 million or 773.7%, from $1.9 million to $16.6 million from 1997 to 1998, primarily due to the acquisition of D & D Farm & Ranch Supermarket, Inc. in March of 1998 which accounted for $13.9 million or 94.6% of the increase.

Gross Profit

         Gross profit increased by approximately $39.7 million, or 61.3%, from $64.8 million to $104.5 million from 1997 to 1998. Approximately $17.4 million or 43.8% of the increase is attributable to the operations of new truck, equipment and retail locations previously described, either acquired in 1998 or conducting their first full year of operations in 1998. The remaining gross profit increase of $22.3 million or 56.2% is attributable to growth at existing locations. Gross profit as a percentage of sales increased from 16.2% during 1997 to 17.1% during 1998. The increase in gross margins was due to a .22% increase in gross margins on the sale of new and used trucks, a 1% increase in gross margins on heavy-duty truck parts, service and body shop sales, and the inclusion of a full year of construction equipment store operations which had a gross margin of 23.4% on approximately $51.3 million in revenue in 1998 compared to a gross margin of 20.6% on approximately $10.2 million in sales in 1997.

Selling, General and Administrative Expenses

         Selling, general and administrative expenses increased by approximately $25.2 million, or 49.8%, from $50.6 million to $75.8 million from 1997 to 1998. The increase includes $12.9 million or 51.2%,attributable to the operations of new truck, equipment and retail locations previously described, either acquired in 1998 or conducting their first full year of operations in 1998. The remaining increase resulted from an increase in salaries and sales commissions due to increases in revenues and gross profit in 1998 compared to 1997. Selling general and administrative expenses as a percent of revenue were 12.7% and 12.4% in 1997 and 1998, respectively.

Interest Expense, Net

         Net interest expense increased by approximately $3.4 million, or 136.0%, from approximately $2.5 million to $5.9 million, from 1997 to 1998. Interest expense increased primarily as a result of increased levels of indebtedness due to higher floor plan liability levels and the refinancing of certain real property owned by the Company during the fourth quarter of 1997.

Income from Continuing Operations Before Income Taxes

         Income from continuing operations increased by $9.3 million, or 106.9%, from $8.7 million to $18.0 million, from 1997 to 1998, as a result of the factors described above.

Income Taxes

         Income taxes increased by $3.9 million, or 118.2%, from $3.3 million to $7.2 million, from 1997 to 1998. The Company has provided for taxes at the 40% effective rate.

FISCAL YEAR ENDED DECEMBER 31, 1997 COMPARED WITH FISCAL YEAR ENDED DECEMBER 31, 1996.

Revenues.

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

Interest Expense, Net

         Net interest expense decreased by approximately $540,000, or 17.4%, from approximately $3.1 million to $2.5 million, from 1996 to 1997. Interest expense decreased primarily as a result of decreased levels of indebtedness due to the Company's initial public offering on June 7, 1996.

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

         At December 31, 1998, the Company had working capital of approximately $14.1 million, including $22.5 million in cash, $19.5 million in accounts receivable, $107.1 million in inventories, and $607,000 in prepaid expenses offset by $89.2 million outstanding under floor plan financing, $7.1 million in current maturities of long-term debt, $6.9 million of accounts payable, $21.7 million in accrued expenses, and $10.7 million in a note payable to shareholder. The aggregate maximum borrowing limits under working capital lines of credit with its primary truck lender are approximately $8.0 million. The Company's floor plan agreements with its primary truck lender limit the aggregate amount of borrowings based on the number of new and used trucks. As of December 31, 1998, the Company's floor plan arrangements permit the financing of up to 1,133 new trucks and 432 used trucks, respectively, and the availability for new and used trucks is 679 and 105, respectively. The Company's floor plan agreement with its primary construction equipment lender is based on the book value of the Company's construction equipment inventory. As of December 31, 1998, the aggregate amount of borrowing capacity was $25 million, with approximately $21.6 million outstanding. Additional amounts are available under the Company's John Deere dealership agreement. At December 31, 1998, approximately $21.7 million was outstanding pursuant to the John Deere dealership agreement.

         For 1998, operating activities resulted in net cash provided by activities of approximately $0.6 million. Net income of $10.8 million, a decrease in accounts receivable of $2.1 million, increases in depreciation and amortization, deferred income tax expense, trade accounts payable and accrued expenses of $4.8 million, $0.5 million, $1.0 million and $6.8 million respectively, more than offset increases in inventory and other assets of $25.0 million and $0.2 million respectively, and the gain on sale of property and equipment of $0.2 million.

         During 1998, the Company used $31.2 million of net cash in investing activities, including expenditures of $8.6 million related to the acquisitions of the Rush retail center and the Michigan John Deere locations, and $22.9 million that was related to the expansion of various facilities, and the purchase of units placed in the Company's truck leasing fleet. These expenditure have resulted in a net increase of $23.2 in property and equipment from 1997 to 1998.

         Net cash provided by financing activities in 1998 amounted to $33.2 million. Cash flows from financing activities included proceeds of $22.6 million from notes payable due to the financing of expansion projects and the purchase of units placed in the Company's truck leasing fleet, a net increase of $16.5 million in floor plan financings due mainly to the addition of the Michigan John Deere locations, and principal payments on notes payable of $5.9 million.

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

         During 1997, the Company used $46.1 million of net cash in investing activities, including expenditures of $36.1 million related to the acquisition of the Colorado Peterbilt locations and the Texas John Deere dealership and $10.2 million that was principally related to the expansion of its various facilities, including the construction of the Pharr store.

         Net cash provided by financing activities in 1997 amounted to $35.1 million. Cash flows from financing activities included proceeds of $21.0 million from notes payable primarily due to the refinancing of real estate, a net increase of $21.0 million in floor plan financings due to the addition of the Texas John Deere dealership and principal payments on notes payable of $6.9 million.

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

         During 1998, the Company arranged customer financing for approximately 43.4% of its total new and used truck sales, and derived approximately 64% and 36% of its finance revenues from the sale of new and used trucks, respectively. The Company's new and used truck financing is typically provided through Associates and PACCAR Financial. The Company financed approximately $183.6 million of new and used truck purchases in 1998. The Company's contracts with Associates and PACCAR Financial provide for payment to the Company of all finance charges in excess of a negotiated discount rate within 30 days of the date of financing, with such payments subject to offsets resulting from the early pay-off, or defaults under, installment contracts previously sold to Associates and PACCAR Financial by the Company. The Company's agreements with Associates and PACCAR Financial limit the aggregate liability of the Company for repossession losses resulting from defaults under the installment contracts sold to Associates and PACCAR Financial to $400,000 and $200,000 per year, respectively.

         Substantially all of the Company's truck purchases from PACCAR are made on terms requiring payment within 15 days or less from the date of shipment of the trucks from the factory. The Company finances all, or substantially all, of the purchase price of its new truck inventory, and 75% of the loan value of its used truck inventory, under a floor plan arrangement with GMAC under which GMAC pays PACCAR directly with respect to new trucks. The Company makes monthly interest payments on the amount financed but is not required to commence loan principal repayments prior to sale on new vehicles to GMAC for a period of 12 months and for used vehicles for a period of three months. At December 31, 1998, the Company had approximately $45.9 million outstanding under its floor plan financing arrangement with GMAC. GMAC permits the Company to earn, for up to 62.5% of the amount borrowed under its floor plan financing arrangement with GMAC, interest at the prime rate, less one-half of a percent, on overnight funds deposited by the Company with GMAC.

         Substantially all of the Company's new equipment purchases are financed by John Deere and Associates Commercial Corp. The Company finances all , or substantially all, of the purchase price of its new equipment inventory, under its floor plan facilities. The agreement with John Deere provides interest free financing for five months after which time the amount financed is required to be paid in full, or an immediate 3% discount with payment due in 30 days. When the equipment is sold prior to the expiration of the five month period, the Company is required to repay the principal within approximately 15 days of the sale. Should the equipment financed by John Deere not be sold within the five month period, it is transferred to the Associates Commercial Corp. floor plan arrangement. The Company makes principal payments to Associates Commercial Corp., for sold inventory, on the 15th day of each month . Used and rental equipment, to a maximum of book value, is financed under a floor plan arrangement with Associates Commercial Corp. The Company makes monthly interest payments on the amount financed and is required to commence loan principal repayments on rental equipment as book value reduces. Principal payments, for sold inventory, on used equipment are made the 15th day of each month following the sale. The loans are collateralized by a lien on the equipment. The Company's floor plan agreements limit the aggregate amount of borrowings based on the book value of new and used equipment units. As of December 31, 1998, the Company's floor plan arrangement with Associates Commercial Corp. permits the financing of up to $25 million in construction equipment. At December 31, 1998, the Company had $21.7 million and $21.6 million, outstanding under its floor plan financing arrangements with John Deere and Associates Commercial Corp., respectively.

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

         Seasonal effects in the construction equipment business are primarily driven by the weather. Seasonal effects on construction equipment sales related to the seasonal purchasing patterns of any single customer type are mitigated by the Company's diverse customer base that includes contractors, for both residential and commercial construction, utility companies, federal, state and local government agencies, and various petrochemical, industrial and material supply type businesses that require construction equipment in their daily operations.

Cyclicality

         The Company's business, as well as the entire retail heavy-duty truck industry, is dependent on a number of factors relating to general economic conditions, including fuel prices, interest rate fluctuations, economic recessions and customer business cycles. In addition, unit sales of new trucks have historically been subject to substantial cyclical variation based on such general economic conditions. Industry-wide domestic retail sales of heavy-duty trucks exceeded 200,000 units for only the second time, according to R.L. Polk, the industry recorded approximately 213,000 new truck registrations in 1998. The industry forecasts an increase of approximately 3% in heavy-duty new truck sales in 1999. Although the Company believes that its geographic expansion and diversification into truck-related services, including financial services, leasing, rentals and service and parts, will reduce the overall impact to the Company resulting from general economic conditions affecting heavy-duty truck sales, the Company's operations may be materially and adversely affected by any continuation or renewal of general downward economic pressures or adverse cyclical trends.

Year 2000

         The Year 2000 disclosure below constitutes a "Year 2000 Readiness Disclosure" as defined in The Year 2000 Information and Readiness Disclosure Act (the "Act"), which was signed into law on October 19, 1998. The Act provides added protection from liability for certain public and private statements concerning a company's Year 2000 readiness.

         The year 2000 problem refers to the limitations of the programming code in certain existing software programs to recognize date sensitive information for the year 2000 and beyond. Unless modified prior to the year 2000, such systems may not properly recognize such information and could generate erroneous data or cause a system to fail to operate properly. The efficient operation of the Company's business is dependent on the proper functioning of its computer software programs, network and operating systems (collectively, "Programs and Systems"). These Programs and Systems are used in several key areas of the Company's business, including inventory management, information management services and financial reporting, as well as in various administrative functions.

         The Company engaged an outside consultant to assist it in performing an inventory of its Programs and Systems to identify potential year 2000 compliance problems, as well as manual processes, external interfaces with suppliers, customers and vendors, and services supplied by vendors to coordinate year 2000 compliance and conversion. This inventory was completed during the first quarter of 1999 and evaluated the Programs and Systems, the Company's other devices which have imbedded computer processors or microchips and telecommunication, HVAC and security systems. Based on the Company's Programs and Systems inventory and information supplied by the Company's vendors and suppliers, the Company expects to attain year 2000 compliance in a timely fashion and in advance of the year 2000 date change.

         The primary operating systems of the Company are Karmak and PFW. The Company believes, based upon representations made by the vendor of PFW, that PFW is currently year 2000 compliant. The vendor of Karmak has informed the Company that it expects to be year 2000 compliant by March 31, 1999. The Company does not utilize any customized hardware, programs or applications and is relying on its vendors to ensure that its Programs and Systems are year 2000 compliant.

         The Company believes that the year 2000 problem will not pose a significant operational problem for the Company. However, because most computer systems are, by their very nature, interdependent, it is possible that non-compliant third party computers may not interface properly with the Company's computer systems. The Company could be adversely affected by the year 2000 problem if it or unrelated parties fail to successfully address this issue.

         Management of the Company currently anticipates that the expenses and capital expenditures associated with its year 2000 compliance project, including costs associated with modifying the Programs and Systems as well as the cost of purchasing or leasing, if required, replacement hardware and software, will not have a material effect on its business, financial position or results of operations and are expenses and capital expenditures the Company anticipated incurring in the ordinary course of business regardless of the year 2000 problem. Purchased hardware and software has been and will continue to be capitalized in accordance with normal accounting policy. Personnel and other costs related to this process are being expensed as incurred.

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

         In the event the Company determines following the year 2000 date change that its Programs and Systems are not year 2000 compliant, the Company will likely experience considerable delays in processing customer orders and invoices, compiling information required for financial reporting and performing various administrative functions. In the event of such occurrence to either the Company's network or its primary operating systems, Karmak and PFW, the Company's contingency plans call for it to obtain, either from its current or other vendors, as soon as is feasible, hardware and/or software that is 2000 compliant. Until such hardware and/or software can be obtained, the Company will plan to use non-computer systems and manual processes for its business, including information management services and financial reporting, as well as its various administrative functions. Non-critical hardware or software will be replaced, consistent with the Company's current policy, on an as-needed basis.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Market risk represents the risk o loss that may impact the financial position, results of operations, or cash flows of the Company due to adverse changes in financial market prices, including interest rate risk, and other relevant market rate or price risks.

         The Company is exposed to some market risk through interest rates, related to its floor plan borrowing arrangements and discount rates related to finance sales. Floor plan borrowings are based on the Prime Rate of interest and are used to meet working capital needs. As of December 31, 1998, the Company had floor plan borrowings of approximately $89,212,000. Assuming an increase in the Prime Rate of interest of 50 basis points, future cash flows would be effected by $446,000. The interest rate variability on all other debt would not have a material adverse effect on the Company's financial statements. The Company's provides all customer financing opportunities to various finance providers. The Company receives all finance charges, in excess of a negotiated discount rate, from the finance providers within 30 days. The negotiated discount rate is variable, thus subject to interest rate fluctuations. This interest rate risk is mitigated by the Company's ability to pass discount rate increases to customers through higher financing rates.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


Report of Independent Public Accountants.                                                                          53

Consolidated Balance Sheets as of  December 31, 1997 and 1998.                                                     54

Consolidated Statements of Income for the years ended December 31, 1996, 1997 and 1998.                            55

Consolidated Statements of Shareholders' Equity for the years ended December 31, 1996, 1997 and 1998.              57

Consolidated Statements of Cash Flows for the years ended December 31, 1996, 1997 and 1998.                        58

Notes to Consolidated Financial Statements.                                                                        59

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS





To Rush Enterprises, Inc.:


We have audited the accompanying consolidated balance sheets of Rush Enterprises, Inc. (a Texas corporation), and subsidiaries as of December 31, 1997 and 1998, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rush Enterprises, Inc., and subsidiaries as of December 31, 1997 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.



                                                 ARTHUR ANDERSEN LLP


  San Antonio, Texas
  February 19, 1999

                    RUSH ENTERPRISES, INC., AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1997 AND 1998

               (In Thousands, Except Shares and Per Share Amounts)




                                                                                        1997       1998
                                                                                      --------   --------
                                             ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                                          $ 19,816   $ 22,516
   Accounts receivable, net                                                             20,894     19,478
   Inventories                                                                          66,757    107,140
   Prepaid expenses and other                                                              381        607
                                                                                      --------   --------

                         Total current assets                                          107,848    149,741

PROPERTY AND EQUIPMENT, net                                                             34,158     54,448

OTHER ASSETS, net                                                                       13,472     16,511
                                                                                      --------   --------

                         Total assets                                                 $155,478   $220,700
                                                                                      ========   ========

                              LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Floor plan notes payable                                                           $ 63,268   $ 89,212
   Current maturities of long-term debt                                                  2,439      7,095
   Advances outstanding under lines of credit                                               20         10
   Trade accounts payable                                                                5,751      6,926
   Accrued expenses                                                                     12,556     20,086
   Note payable to shareholder                                                           5,450     10,700
                                                                                      --------   --------

                         Total current liabilities                                      89,484    134,029
                                                                                      --------   --------

LONG-TERM DEBT, net of current maturities                                               22,742     32,164

DEFERRED INCOME TAXES, net                                                               1,180      1,638

COMMITMENTS AND CONTINGENCIES (Note 16)

SHAREHOLDERS' EQUITY:
   Preferred stock, par value $.01 per share; 1,000,000 shares authorized; 0 shares
     outstanding in 1997 and 1998                                                           --         --
   Common stock, par value $.01 per share; 25,000,000 shares authorized; 6,643,730
     shares outstanding in 1997 and 1998 (Note 3)                                           66         66
   Additional paid-in capital                                                           33,342     33,342
   Retained earnings                                                                     8,664     19,461
                                                                                      --------   --------

                         Total shareholders' equity                                     42,072     52,869
                                                                                      --------   --------

                         Total liabilities and shareholders' equity                   $155,478   $220,700
                                                                                      ========   ========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    RUSH ENTERPRISES, INC., AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998

                    (In Thousands, Except Per Share Amounts)


                                                         1996         1997         1998
                                                     ---------    ---------    ---------
REVENUES:
   New and used truck sales                          $ 258,613    $ 290,495    $ 422,754
   Parts and service                                    64,505       78,665      108,024
    Construction equipment sales                            --        7,518       35,402
   Lease and rental                                     13,426       14,761       18,594
   Finance and insurance                                 5,855        6,026       11,432
   Other                                                 1,262        1,904       16,579
                                                     ---------    ---------    ---------

                  Total revenues                       343,661      399,369      612,785

COST OF PRODUCTS SOLD                                  289,143      334,583      508,242
                                                     ---------    ---------    ---------

GROSS PROFIT                                            54,518       64,786      104,543

SELLING, GENERAL AND ADMINISTRATIVE                     40,552       50,618       75,849

DEPRECIATION AND AMORTIZATION                            2,416        2,977        4,813
                                                     ---------    ---------    ---------

OPERATING INCOME                                        11,550       11,191       23,881
                                                     ---------    ---------    ---------

INTEREST INCOME (EXPENSE):
   Interest income                                       1,118        1,155          982
   Interest expense                                     (4,171)      (3,668)      (6,866)
                                                     ---------    ---------    ---------

                  Total interest expense, net           (3,053)      (2,513)      (5,884)
                                                     ---------    ---------    ---------

INCOME BEFORE INCOME TAXES                               8,497        8,678       17,997
                                                     ---------    ---------    ---------

PROVISION FOR INCOME TAXES                               2,295        3,298        7,200
                                                     ---------    ---------    ---------

NET INCOME                                           $   6,202    $   5,380    $  10,797
                                                     =========    =========    =========

                    RUSH ENTERPRISES, INC., AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998

                    (In Thousands, Except Per Share Amounts)


                                                                                 1996         1997         1998
                                                                              ----------   ----------   ----------
BASIC AND DILUTED EARNINGS PER SHARE (Note 14):
   Net income per common share                                                $     1.11   $      .81   $     1.62
                                                                              ==========   ==========   ==========

UNAUDITED PRO FORMA DATA (Note 4):
   Income before income taxes                                                 $    8,497
   Pro forma adjustments to reflect federal and state income taxes                 3,229
                                                                              ----------

   Pro forma income after provision for income taxes
                                                                              $    5,268
                                                                              ==========
   Pro forma basic and diluted income per share                               $      .94
                                                                              ----------

   Weighted average shares outstanding used in the pro forma basic and
     diluted income per share calculation                                          5,590
                                                                              ==========





              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    RUSH ENTERPRISES, INC., AND SUBSIDIARIES


                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998

                                 (In Thousands)




                                                                         Common Stock
                                                           -----------------------------------
                                                             Shares                  Additional
                                                           Issued and     $.01        Paid-In       Retained
                                                           Outstanding  Par Value     Capital       Earnings
                                                           -----------  ---------    ----------    ----------

BALANCE, December 31, 1995                                      3,750   $       38   $      735    $    6,912

NET INCOME, January 1, 1996, through June 11, 1996                 --           --           --         2,918

DIVIDENDS DECLARED                                                 --           --           --        (8,559)

REORGANIZATION FROM S CORPORATION TO C CORPORATION
                                                                   --           --        1,271        (1,271)

OPTIONS EXERCISED                                                  19           --          205            --

ISSUANCE OF COMMON STOCK, net of issuance costs                 2,875           28       31,131            --

NET INCOME, June 12, 1996, through December 31, 1996               --           --           --         3,284
                                                           ----------   ----------   ----------    ----------

BALANCE, December 31, 1996                                      6,644           66       33,342         3,284

NET INCOME                                                         --           --           --         5,380
                                                           ----------   ----------   ----------    ----------

BALANCE, December 31, 1997                                      6,644           66       33,342         8,664

NET INCOME                                                         --           --           --        10,797
                                                           ----------   ----------   ----------    ----------

BALANCE, December 31, 1998                                      6,644   $       66   $   33,342    $   19,461
                                                           ==========   ==========   ==========    ==========




              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    RUSH ENTERPRISES, INC., AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998

                                 (In Thousands)


                                                                                      1996          1997         1998
                                                                                   ----------    ----------   -------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                                                       $   6,202     $   5,380    $  10,797
   Adjustments to reconcile net income to net cash provided by operating activities- net of acquisitions
       Depreciation and amortization                                                    2,416         2,977        4,813
       Gain on sale of property and equipment                                          -               (305)        (195)
       Provision for deferred income tax expense                                        1,027           153          458
       Change in accounts receivable, net                                              (6,653)        2,170        2,141
       Change in inventories                                                             (171)       (6,658)     (25,006)
       Change in prepaid expenses and other, net                                       (1,237)        1,122         (174)
       Change in trade accounts payable                                                (2,434)          594        1,007
       Change in accrued expenses                                                         959         3,872        6,786
                                                                                   ----------    ----------   ----------

          Net cash provided by operating activities                                       109         9,305          627
                                                                                   ----------    ----------   ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of property and equipment                                               (8,491)      (10,194)     (22,907)
   Proceeds from the sale of property and equipment                                       682           581          638
   Business acquisitions                                                               -            (36,068)      (8,625)
   Change in other assets                                                                (326)         (457)        (283)
                                                                                   ----------    ----------   ----------

          Net cash used in investing activities                                        (8,135)      (46,138)     (31,177)
                                                                                   ----------    ----------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from the sale of common stock, net of issuance costs                       31,364        -            -
   Proceeds from long-term debt                                                         3,150        21,053       22,624
   Principal payments on long-term debt                                                (4,900)       (6,951)      (5,892)
   Draws (payments) on floor plan notes payable, net                                    7,934        21,040       16,518
   Draws on lines of credit, net                                                           10        -            -
   Dividends paid                                                                     (10,174)       -            -
                                                                                   ----------    ----------   ----------

          Net cash provided by financing activities                                    27,384        35,142       33,250
                                                                                   ----------    ----------   ----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                   19,358        (1,691)       2,700

CASH AND CASH EQUIVALENTS, beginning of year                                            2,149        21,507       19,816
                                                                                   ----------    ----------   ----------

CASH AND CASH EQUIVALENTS, end of year                                              $  21,507     $  19,816    $  22,516
                                                                                    =========     =========    =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the year for-
     Interest                                                                       $   4,254     $   3,378    $   6,574
                                                                                    =========     =========    =========
     Income taxes                                                                   $   1,332     $   1,572    $   4,478
                                                                                    =========     =========    =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    RUSH ENTERPRISES, INC., AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1. ORGANIZATION AND OPERATIONS:

Rush Enterprises, Inc. (the Company), was incorporated in June 1996 under the laws of the State of Texas. The Company, founded in 1965, now operates a Heavy Duty Truck segment and a Construction Equipment segment. The Heavy Duty Truck segment operates a regional network of 18 truck centers that provide an integrated one-stop source for the trucking needs of its customers, including retail sales of new Peterbilt and used heavy-duty trucks; parts, service and body shop facilities; and financial services, including assisting in the financing of new and used truck purchases, insurance products and truck leasing and rentals. The Company's truck centers are located in areas on or near major highways in Texas, California, Colorado, Oklahoma and Louisiana. The Construction Equipment segment, formed during 1997, operates a network of six John Deere equipment centers in Texas and Michigan. Dealership operations include the retail sale of new and used equipment, after-market parts and service facilities, equipment rentals, and the financing of new and used equipment (see note 19).

In March 1997, the Company purchased substantially all the assets of Denver Peterbilt, Inc. which consisted of two full-service dealerships in Denver and Greeley, Colorado. Denver Peterbilt, Inc.'s primary line of business is the sale of new Peterbilt and used heavy-duty trucks, parts, leasing and service (see note 17).

In October 1997, the Company developed a new construction equipment division, Rush Equipment Centers, and purchased substantially all the assets of the Houston, Texas John Deere Construction Equipment Dealership from C. Jim Stewart & Stevenson, Inc. Rush Equipment Centers' primary line of business is the sale and rental of new John Deere and used construction equipment, parts and service (see note 17).

In March 1998, the Company developed a new retail division, Rush Retail Centers, and acquired all of the issued and outstanding capital stock of D & D Farm and Ranch Supermarket Inc. Rush Retail Centers' primary line of business is the retail sale of farm and ranch supplies including, fencing, horse and cattle trailers, veterinarian supplies and western wear (see note 17).

In September 1998, the Company acquired all of the assets and assumed certain liabilities of Klooster Equipment, Inc. and began operations of Rush Equipment Centers Michigan. Klooster Equipment Inc.'s primary line of business is the sale and rental of new John Deere and used construction equipment, parts and service.

As part of the corporate reorganization on June 12, 1996 (see note 3), Associated Acceptance, Inc. (AA), came under the control of the Company and, thus, 100 percent of the financial position and results of operations of AA has been included in the Company's consolidated financial statements as of December 31, 1997 and 1998.

All significant interdivision and intercompany accounts and transactions have been eliminated in consolidation. Certain prior period balances have been reclassified for comparative purposes.

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


                                                    December 31,        Estimated
                                                --------------------
                                                  1997        1998     Life (Years)
                                                --------    --------   ------------

Land                                            $  6,731    $  9,972         --
Buildings and improvements                        13,647      18,285      31 - 39
Leasehold improvements                             3,467       4,303       7 - 10
Machinery and shop equipment                       4,531       6,478       5 - 7
Furniture and fixtures                             5,159       8,043       5 - 7
Transportation equipment                           4,563       8,806       2 - 5
Leased vehicles                                    3,594       9,188       3 - 7
Accumulated depreciation and amortization         (7,534)    (10,627)
                                                --------    --------

                                                $ 34,158    $ 54,448
                                                ========    ========

Allowance for Doubtful Receivables
   and Repossession Losses

The Company provides an allowance for doubtful receivables and repossession losses after considering historical loss experience and other factors which might affect the collectibility of accounts receivable and the ability of customers to meet their obligations on finance contracts sold by the Company.

Other Assets

Other assets primarily consist of goodwill related to acquisitions, of approximately $12.7 million and $15.1 million, as of December 31, 1997 and 1998, respectively , and long-term deposits. The goodwill is being amortized on a straight-line basis over an estimated useful life of 30 years. Accumulated amortization of other assets, at December 31, 1997 and 1998, was approximately $0.5 million and $1.1 million, respectively. Periodically, the Company assesses the appropriateness of the asset valuations of goodwill and the related amortization period.

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

Revenue Recognition Policies

Income on the sale of vehicles and construction equipment (collectively, "unit")is recognized when the seller and customer execute a purchase contract and there are no significant uncertainties related to financing or delivery. Finance income related to the sale of a unit is recognized over the period of the respective finance contract on the effective interest rate method if the finance contract is retained by the Company. During 1996, 1997 and 1998, no finance contracts were retained for any significant length of time by the Company but were generally sold, with limited recourse, to certain finance companies concurrent with the sale of the related unit. Gain or loss is recognized by the Company upon the sale of such finance contracts to the finance companies, net of a provision for estimated repossession losses and early repayment penalties. Lease and rental income is recognized over the period of the related lease or rental agreement. Parts and services revenue is earned at the time the Company sells the parts to its customers, or at the time the Company completes the service work order related to service provided to the customer's unit. Retail revenue is earned at the time the Company sells the merchandise to its customer.

Statement of Cash Flows

Cash and cash equivalents generally consist of cash and other money market instruments. The Company considers any temporary investments that mature in three months or less when purchased to be cash equivalents for reporting cash flows.

Noncash activities during the periods indicated were as follows (in thousands):


                                                                     Year Ended December 31,
                                                               ------------------------------
                                                                  1996      1997       1998
                                                               --------   --------   --------
Liabilities incurred in connection with property and
   equipment acquisitions                                      $  2,901   $     --   $     --
Liabilities incurred in connection with acquisitions of
   dealerships and leasing operations                                --      2,063      1,750
Assignment of debt in connection with the disposal of
   property and equipment                                            --      1,061         --


NEW ACCOUNTING PRONOUNCEMENTS

         In February 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Post retirement Benefits" (SFAS 132). SFAS 132 standardizes the disclosure requirements for pensions and other post retirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets, and eliminates certain disclosures that are no longer useful. This statement is effective for fiscal years beginning after December 15, 1997. The Company does not provide post retirement or post employment benefits to its employees.

In April 1998, the Accounting Standards Executive Committee ("AcSEC") issued Statement of Position 98-5 "Reporting on the Costs of Start-up Activities" (SOP 98-5). SOP 98-5 requires all start-up activities, as defined, to be expensed as incurred. SOP 98-5 is effective for fiscal years beginning after December 15, 1998. Earlier application is encouraged, initial application will be reported as a cumulative effect of a change in accounting principle and restatement of previously issued financial statements is not permitted. SOP 98-5 will not have a material impact on the financial statements of the Company.


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

The weighted average number of shares of common stock outstanding as of December 31, 1997 and 1998, was 6,643,730.

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


4. PRO FORMA INFORMATION (UNAUDITED):

Pro Forma Income and Pro Forma Income Per Share (Unaudited)

Pro forma income and pro forma income per share have been determined assuming that the Company had been taxed as a C corporation for federal and certain state income tax purposes since January 1, 1996.

5. SUPPLIER AND CUSTOMER CONCENTRATION:

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
  GMC                                 October 2000
  Volvo                               March 2000
  John Deere                          Indefinite

These agreements impose a number of restrictions and obligations on the Company, including restrictions on a change in control of the Company and the maintenance of certain required levels of working capital. Violation of such restrictions could result in the loss of the Company's right to purchase the Distributor's products and use the Distributor's trademarks. As of December 31, 1998, the Company's management believes it was in compliance with all the restrictions of its dealership agreements.

The Company purchases most of its new vehicles and parts from PACCAR, the maker of Peterbilt trucks and parts, at prevailing prices charged to all franchised dealers. Sales of new Peterbilt trucks accounted for 98 percent and 97 percent of the Company's new vehicle sales for the years ended December 31, 1997 and 1998, respectively.

The Company purchases most of its new construction equipment and parts from John Deere, at prevailing prices charged to all franchised dealers. Sales of new John Deere equipment accounted for 88 percent of the Company's new equipment sales for the year ended December 31, 1998.

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

The loan agreement with the financial institution used primarily for construction equipment purchases expires in September 1999. Additionally, financing is provided by John Deere pursuant to the Company's equipment dealership agreement. Furthermore, the agreements also provide that the occurrence of certain events will be considered events of default. In the event that the Company's financing becomes insufficient, or its relationship terminates with the current primary lenders, the Company would need to obtain similar financing from other sources. Management believes it can obtain additional floor plan financing or alternative financing if necessary. (see note 8.)

Concentrations of Credit Risks

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable.

The Company places its cash and cash equivalents with what it considers to be quality financial institutions. At December 31, 1998, the Company had deposits in excess of federal insurance totaling approximately $7,011,000.

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

  6. ACCOUNTS RECEIVABLE:

The Company's accounts receivable, net, consisted of the following (in thousands):


                                                                     December 31,
                                                                  1997        1998
                                                                --------    --------

Trade accounts receivable from sale of vehicles and
  construction equipment                                        $ 16,042    $ 13,719
Other trade receivables                                            2,605       3,066
Warranty claims                                                    1,486       1,647
Other accounts receivable                                          1,361       1,646
Less- Allowance for doubtful receivables and repossession
   losses                                                           (600)       (600)
                                                                --------    --------

                            Total                               $ 20,894    $ 19,478
                                                                ========    ========

For the years ended December 31, 1996, 1997 and 1998, the Company had sales to one of its related parties of approximately $939,000, $0, and $0, respectively.

  7. INVENTORIES:

The Company's inventories consisted of the following (in thousands):



                                            December 31,
                                          1997         1998
                                      ----------   ----------

New vehicles                          $   15,722   $   24,550
Used vehicles                              8,884       12,231
Construction equipment - new              11,457       30,780
Construction equipment - used                659        4,000
Construction equipment - rental           12,970       10,000
Parts and accessories                     17,065       20,982
Other                                         --        4,597
                                      ----------   ----------

                Total                 $   66,757   $  107,140
                                      ==========   ==========

8. FLOOR PLAN NOTES PAYABLE AND LINES OF CREDIT:

Floor Plan Notes Payable

Floor plan notes are financing agreements to facilitate the Company's purchase of new and used trucks and construction equipment. These notes are collateralized by the inventory purchased and accounts receivable arising from the sale thereof. The Company's floor plan notes have interest rates at prime less a percentage rate as determined by the finance provider, as defined in the agreements. The interest rates applicable to these agreements were 7.25 to 7.5 percent as of December 31, 1998. The amounts borrowed under these agreements are due when the related truck or construction equipment inventory (collateral) is sold and the sales proceeds are collected by the Company, or in the case of construction equipment rentals, when the carrying value of the equipment is reduced. These lines may be modified, suspended, or terminated by the lender as described in note 5.

The Company's floor plan agreement with its primary truck lender limits the borrowing capacity based on the number of new and used trucks that may be financed. As of December 31, 1998, the aggregate amounts of unit capacity for new and used trucks are 1,133 and 432, respectively, and the availability for new and used trucks is 679 and 105, respectively.

The Company's floor plan agreement with its primary construction equipment lender is based on the book value of the Company's construction equipment inventory. As of December 31, 1998, the aggregate amount of borrowing capacity with the Company's primary lender, was $25 million, with approximately $21.6 million outstanding. Additional amounts are available under the Company's John Deere dealership agreement. At December 31, 1998, approximately $21.7 million was outstanding pursuant to the John Deere dealership agreement.

Amounts of collateral as of December 31, 1998, are as follows (in thousands):


Inventories, new and used vehicles and construction
   equipment at cost based on specific identification         $   81,561
Truck and construction equipment sale related accounts
   receivable                                                     13,719
                                                              ----------
                 Total                                        $   95,280
                                                              ==========

Floor plan notes payable                                      $   89,212
                                                              ----------

Lines of Credit

The Company has a separate line-of-credit agreement with a financial institution which provides for an aggregate maximum borrowing of $8,000,000, with advances generally limited to 75 percent of new parts inventory. Advances bear interest at prime. Advances under the line-of-credit agreement are secured by new parts inventory. The line-of-credit agreement contains financial covenants. The Company was in compliance with these covenants at December 31, 1998. Either party may terminate the agreement with 30 days written notice. As of December 31, 1997 and 1998, advances outstanding under the various line-of-credit agreements amounted to $20,000 and $10,000, respectively. As of December 31, 1998, $7,990,000 was available for future borrowings. This line is discretionary and may be modified, suspended or terminated at the election of the lender.

Note payable to shareholder is a short-term note that is payable on demand and bears interest equal to one percent per annum less than the rate of interest received by the Company under its agreement to deposit overnight funds in interest bearing accounts with one of the Company's floor plan lenders.

9. LONG-TERM DEBT:

Long-term debt is comprised of the following (in thousands):


                                               December 31,
                                             1997          1998
                                          ----------    ----------

Variable interest rate term notes         $    1,679    $    1,572
Fixed interest rate term notes                23,502        37,687
                                          ----------    ----------

                  Total debt                  25,181        39,259

Less- Current maturities                      (2,439)       (7,095)
                                          ----------    ----------

                                          $   22,742    $   32,164
                                          ==========    ==========


As of December 31, 1998, debt maturities are as follows (in thousands):

   1999                                $  7,095
   2000                                   6,117
   2001                                   4,676
   2002                                   8,042
   2003                                   4,747
   Thereafter                             8,582
                                       --------
                                       $ 39,259
                                       ========

The Company's variable interest rate notes are with one of the Company's primary lenders and have an interest rate of prime, which was 7.75 percent at December 31, 1998. Monthly payments of these notes range from $2,708 to $7,917, plus interest. These notes mature in February 2011.

The Company's fixed interest rate notes are primarily with financial institutions and have interest rates ranging from 6.15 percent to 8.5 percent at December 31, 1998. Payments on the notes range from $430 per month to $51,333 per quarter, plus interest. Maturities of these notes range from January 1999 to January 2014.

The proceeds from the issuance of the variable and fixed rate notes were used primarily to acquire land, buildings and improvements, transportation equipment and leased vehicles. The notes are secured by the assets acquired by the proceeds of such notes.

10. DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS:

In December 1991, Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments," (SFAS 107) was issued. SFAS 107 requires disclosures of the fair value of financial instruments. The following methods and assumptions were used to estimate the fair value of each class of financial instrument held by the Company:

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

11.  DEFINED CONTRIBUTION PENSION PLANS:

The Company has a defined contribution pension plan (the Rush Plan) which is available to all Company employees and the employees of certain affiliates. As of December 31 of every year, each employee who has completed one year of continuous service is entitled to enter the Rush Plan. Participating employees may contribute from 2 percent to 10 percent of total gross compensation. The Company, at its discretion, contributed an amount equal to 25 percent of the employees' contributions for those employees with less than five years of service and contributed an amount equal to 50 percent of the employees' contributions for those employees with more than 5 years of service. During the years ended December 31, 1996, 1997 and 1998, the Company incurred expenses of approximately $166,000, $215,000 and $648,000, respectively, related to the Rush Plan.

Through March 1998, South Coast Peterbilt also had a defined contribution pension plan (the South Coast Plan) which was available to all employees of South Coast Peterbilt. Effective April 1, 1998 the South Coast Plan was terminated at which time all eligible South Coast employees were permitted to enter the Rush Plan. During the years ended December 31, 1996, 1997 and 1998, South Coast incurred expenses of approximately $185,000, $151,000 and $46,000, respectively, related to the South Coast Plan.

The Company currently does not provide any postretirement benefits other than pensions nor does it provide any postemployment benefits.


12. LEASES:

Vehicle Leases

The Company leases vehicles primarily over periods ranging from one to six years under operating lease arrangements. This equipment is subleased to customers under various agreements in its own leasing operation. Generally, the Company is required to incur all operating costs and pay a minimum rental and an excess mileage charge based on maximum mileage over the term of the lease. Vehicle lease expenses for the years ended December 31, 1996, 1997 and 1998, were approximately $4,354,000, $4,915,000 and $5,648,000, respectively.

Minimum rental commitments for noncancelable vehicle leases in effect at December 31, 1998, are as follows (in thousands):


1999                                     $  5,040
2000                                        4,081
2001                                        3,090
2002                                        2,699
2003                                        2,108
Thereafter                                  2,493
                                         --------

                Total                    $ 19,511
                                         ========

Customer Vehicle Leases

A Company division leases both owned and leased vehicles to customers primarily over periods of one to six years under operating lease arrangements. The leases require a minimum rental and a contingent rental based on mileage. Rental income during the years ended December 31, 1996, 1997 and 1998, consisted of minimum payments of approximately $7,443,000, $7,978,000 and $7,867,000, respectively, and contingent rentals of approximately $2,018,000, $1,940,000 and $1,862,000 respectively. Minimum lease payments to be received for noncancelable leases and subleases in effect at December 31, 1998, are as follows (in thousands):


1999                                    $  7,474
2000                                       6,121
2001                                       4,674
2002                                       3,810
2003                                       2,937
Thereafter                                 2,800
                                        --------

                Total                   $ 27,816
                                        ========

Other Leases - Land and Buildings

The Company leases various facilities under operating leases which expire at various times through 2006. Rental expense for the years ended December 31, 1996, 1997 and 1998 was $937,000, $1,194,000 and $1,423,000, respectively.
Future minimum lease payments under noncancelable leases at December 31, 1998, are as follows (in thousands):


1999                                     $ 1,195
2000                                       1,075
2001                                         826
2002                                         761
2003                                         696
Thereafter                                 2,495
                                         -------

                Total                    $ 7,048
                                         =======

13.  STOCK OPTIONS AND STOCK PURCHASE WARRANTS:

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

The aggregate number of shares of common stock subject to stock options or SARs that may be granted to any one participant in any one year under the Incentive Plan is 100,000 shares. The Company has 650,000 shares of common stock reserved for issuance upon exercise of any awards granted under the Company's Incentive Plan.

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

In March 1998 and 1997, the Company granted options under the Incentive Plan to purchase an aggregate of 168,140 and 103,013 shares, respectively, of common stock to employees. Each option granted shall become exercisable in three annual installments beginning on the third anniversary of the date of grant. The options are exercisable at a price equal to the fair value of the Company's common stock at the date of grant.

During 1997, the Board of Directors and shareholders adopted the Rush Enterprises, Inc. 1997 Non-Employee Director Stock Option Plan (the Director
Plan). The Director Plan is designed to attract and retain highly qualified non-employee directors, reserving 100,000 shares of common stock for issuance upon exercise of any awards granted under the Plan. Under the terms of this plan, each non-employee director received options to purchase 10,000 shares as of the date of adoption or on their respective date of election, all of which are fully vested and are exercisable immediately, and expire ten years from the date of grant. During each of the years ended December 31, 1998 and 1997, 30,000 options were granted and exercisable at a price equal to the fair values of the Company's common stock at the dates of grant. None of these options have been exercised as of December 31, 1998.

A summary of the Company's stock option activity, and related information for the years ended December 31, 1996, 1997 and 1998 follows:


                                             1996                      1997                   1998
                                      ---------------------------------------------------------------------
                                                   Weighted                Weighted                Weighted
                                                    Average                Average                 Average
                                                   Exercise                Exercise                Exercise
                                       Options      Price      Options      Price      Options      Price
                                      ---------   ---------   ---------   ---------   ---------   ---------

Outstanding - beginning of year              --   $      --          --   $      --     133,013   $    8.52
Granted                                  19,403       10.80     133,013        8.52     198,140       11.15
Exercised                                18,730       10.80          --          --          --          --
Forfeited                                   673       10.80          --          --          --          --
                                      ---------   ---------   ---------   ---------   ---------   ---------
Outstanding - end of year                    --          --     133,013          --     331,153          --
                                      ---------   ---------   ---------   ---------   ---------   ---------
Exercisable at end of year                   --   $      --      30,000   $    8.13      60,000   $   10.06

Weighted average fair value of
options granted during the year                   $      --               $    3.67               $    5.84

The following table summarizes the information about the Company's options outstanding at December 31, 1998:


                                   Options Outstanding                    Options Exercisable
                       ------------------------------------------    ---------------------------
                                         Weighted
                                         Average        Weighted                        Weighted
                                        Remaining        Average                        Average
                          Number       Contractual      Exercise         Number        Exercise
   Exercise Price      Outstanding         Life           Price       Exercisable        Price
   --------------      -----------     -----------      ---------     -----------      ---------
   $7.13 - 12.00         331,153           8.83          $10.09          60,000          $10.06


If the Company had adopted the fair value accounting method under SFAS 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:


                                        1996           1997           1998
                                   ------------   ------------   ------------
Net income:
   As Reported                     $      6,202   $      5,380   $     10,797
   Pro forma                              5,268          5,265   $     10,575

Basic earnings per share:
   As Reported                                $          1.11$       .81$1.62
   Pro forma                                  $           .94$       .79$1.59

Diluted earnings per share:
   As Reported                                $          1.11$       .81$1.62
   Pro forma                                  $           .94$       .79$1.59




The fair value of these options was estimated using a Black-Scholes option pricing model with a risk-free interest rate of 5.5%, a volatility factor of
 .422, a dividend yield of 0%, and an expected option life of seven years. There were no options granted under the Incentive Plan or the Director Plan during 1996.


In October 1997, the Company issued warrants to purchase an aggregate of 171,875 shares of common stock to C. Jim Stewart & Stevenson in connection with the purchase of the assets of the John Deere construction equipment store. The warrants are exercisable during the five-year period commencing October 6, 1998, at an exercise price equal to $12.00 per share. None of these warrants have been exercised as of December 31, 1998.

In March 1998, the Company issued options to purchase an aggregate of 109,973 shares of common stock to the seller in connection with the purchase of the stock of D & D Farm and Ranch Supermarket, Inc. The options are exercisable in four annual installments beginning on the second anniversary of the date of grant, at exercise prices equal to $9.38, $14.38 and $19.38 per share. None of these options have been exercised as of December 31, 1998.

14. EARNINGS PER SHARE

Earnings per share for all periods have been restated to reflect the adoption of Statement of Financial Accounting Standards No. 128, "Earnings Per Share," (SFAS
128) which established standards for computing and presenting earnings per share ("EPS") for entities with publicly held common stock or potential common stock. This statement requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures. Basic EPS were computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted EPS differs from basic EPS due to the assumed conversions of potentially dilutive options and warrants that were outstanding during the period. The following is a reconciliation of the numerators and the denominators of the basic and diluted per-share computations for net income.


                                                              1997          1998
                                                          -----------   -----------
Numerator:
   Numerator for basic and dilutive earnings per share-
      Net income available to common shareholders         $ 5,380,000   $10,797,000
                                                          ===========   ===========

Denominator:
   Denominator for basic earnings per share-
   weighted-average shares                                  6,643,730     6,643,730
   Effect of dilutive securities:
      Employee stock options                                    1,503        25,324
      Warrants                                                     --           925
                                                          -----------   -----------
   Dilutive potential common shares                             1,503        26,249
   Denominator for diluted earnings per share--adjusted
    weighted-average shares and assumed conversions         6,645,233     6,669,979

Basic earnings per share                                  $       .81   $      1.62
                                                          ===========   ===========

Diluted earnings per share                                $       .81   $      1.62
                                                          ===========   ===========

There were no potentially dilutive securities outstanding as of December 31, 1996. Warrants and options to purchase shares of common stock that were outstanding for the years ended December 31, 1996, 1997 and 1998, that were not included in the computation of diluted earnings per share because the exercise prices were greater that the average market prices of the common shares, are as follows:


                                            1996             1997             1998
                                      --------------   --------------   --------------

Warrants                                     250,000          421,875          421,875
Options                                           --          123,313          283,113

Total antidilutive securities                250,000          545,188          704,988
                                      ==============   ==============   ==============


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

Provision for Income Taxes

The unaudited pro forma provision for income taxes represents the estimated income taxes on income from continuing operations that would have been reported under SFAS 109 had the Company been a taxable entity for both state and federal income tax purposes as of the beginning of the year ended December 31, 1996. The pro forma income tax provision for the year ended December 31, 1996, and actual tax provision for the years ended December 31, 1996, 1997 and 1998, are summarized as follows (in thousands):


                                  Pro Forma                    Actual
                                  ----------                  ----------
                                     1996          1996          1997         1998
                                  ----------    ----------    ----------   ----------
                                                     (Unaudited)

Current provision-
   Federal                        $    1,002    $    1,002    $    2,738   $    5,652
   State                                 266           266           407        1,090
                                  ----------    ----------    ----------   ----------

                                       1,268         1,268         3,145        6,742
                                  ----------    ----------    ----------   ----------

Deferred provision-
   Federal                             1,035         1,035           132          424
   State                                  (8)           (8)           21           34
                                  ----------    ----------    ----------   ----------

                                       1,027         1,027           153          458
                                  ----------    ----------    ----------   ----------

Provision for income taxes        $    2,295    $    2,295    $    3,298   $    7,200
                                  ==========    ==========    ==========   ==========

The following summarizes the tax effect of significant cumulative temporary differences that are included in the net deferred income tax liability as of December 31, 1997 and 1998 (in thousands):


                                                                      1997       1998
                                                                     -------    -------

Differences in depreciation and amortization                         $ 1,648    $ 2,661
Accruals and reserves not deducted for tax purposes until paid          (421)      (990)
Other, net                                                               (47)       (33)
                                                                     -------    -------

                                                                     $ 1,180    $ 1,638
                                                                     =======    =======

A reconciliation of taxes based on the federal statutory rates and the unaudited pro forma provisions for income taxes for the year ended December 31, 1996 and the actual provisions for income taxes for the years ended December 31, 1996, 1997 and 1998, are summarized as follows (in thousands):


                                                Pro Forma               Actual
                                              ------------             --------
                                                   1996       1996       1997      1998
                                                 --------   --------   --------   --------
                                                (Unaudited)

Income taxes at the federal statutory rate       $  2,889   $  1,897   $  2,951   $  6,288
State income taxes, net of federal benefit            216        230        286        719
Other, net                                            124        168         61        193
                                                 --------   --------   --------   --------

Provision for income taxes                       $  3,229   $  2,295   $  3,298   $  7,200
                                                 ========   ========   ========   ========

16. COMMITMENTS AND CONTINGENCIES:

The Company is contingently liable to finance companies for the notes sold to such finance companies related to the sale of trucks and construction equipment. The Company's recourse liability related to sold finance contracts is limited to 15 to 25 percent of the outstanding amount of each note sold to the finance company with the aggregate recourse liability for 1998 being limited to $600,000. The Company provides an allowance for repossession losses and early repayment penalties.

Finance contracts sold during the years ended December 31, 1996, 1997 and 1998, were $76,390,000, $91,445,000 and $183,639,000, respectively.

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

17. ACQUISITIONS:

In March 1997, the Company purchased the assets of Denver Peterbilt, Inc., which consisted of two full-service Peterbilt dealerships in Denver and Greeley, Colorado. The purchase price was approximately $7.9 million, funded by (i) $6.5 million of cash and (ii) $1.4 million of borrowings under the Company's floor plan financing arrangement with GMAC to purchase new and used truck and parts inventory. The Company also entered into an agreement whereby the principal of Denver Peterbilt, Inc. may receive additional amounts based on future sales of new Peterbilt trucks at the Colorado locations, through March 1999. The acquisition was accounted for as a purchase.

In October 1997, the Company purchased certain assets and assumed certain liabilities of C. Jim Stewart & Stevenson, Inc., which consisted of one full-service John Deere construction equipment dealership in Houston, Texas. The purchase price was approximately $30.2 million , funded by (i) $4 million of cash, (ii) $21.1 million of borrowings under the Company's floor plan financing arrangements, (iii) $3,080,000 in real estate borrowings from a financial institution, and (iv) a $2,062,500 promissory note payable to the seller. The Company also issued warrants to purchase an aggregate of 171,875 shares of common stock to C. Jim Stewart & Stevenson. The warrants are exercisable during the four-year period commencing October 6, 1998, at an exercise price equal to $12.00 per share. As the fair value of the warrants was immaterial, it was not included in the purchase price. The acquisition was accounted for as a purchase.

In March 1998, the Company caused its wholly owned subsidiary, Rush Retail Centers of Texas, Inc., to acquire the stock of D & D Farm and Ranch Supermarket, Inc. for approximately $10.5 million, with the purchase price being a combination of cash and notes payable. The Company also issued options to purchase an aggregate of 109,973 shares of common stock to the seller. The options are exercisable during the four-year period commencing March 2, 2000, at exercise prices ranging from $9.38 to $19.38 per share. As the fair value of the options was immaterial, it was not included in the purchase price.

The acquisition has been accounted for as a purchase; operations of the business acquired have been included in the accompanying consolidated financial statements from the respective date of acquisition. The purchase price has been allocated based on the fair values of the assets and liabilities at the date of acquisition as follows (in thousands):



Cash                                          $  3,548
Inventories                                      4,430
Accounts Receivable & Other Assets                 747
Property and equipment                           1,729
Accounts Payable and Accrued Expenses             (761)
Goodwill                                           807
                                              --------

                   Total                      $ 10,500
                                              ========

In September 1998, the Company purchased substantially all of the assets of Klooster Equipment, Inc. which consisted of three full-service John Deere construction equipment dealerships and one retail only location covering 54 counties in Western Michigan. The purchase price was approximately $13.1 million funded by (i) $2.5 million of cash, (ii) $9.8 million of borrowings under the Company's floor plan financing arrangements with Associates Commercial Corp. and John Deere Inc., and (iii) $836,000 of borrowings from John Deere Credit Corp.

The acquisition has been accounted for as a purchase; operations of the business acquired have been included in the accompanying consolidated financial statements from the respective date of acquisition. The purchase price has been allocated based on the fair values of the assets at the date of acquisition as follows (in thousands):


Inventories                             $ 10,947
Property and equipment                       229
Goodwill                                   2,000
                                        --------

                Total                   $ 13,176
                                        ========


The following unaudited pro forma summary presents information as if the Denver Peterbilt, Inc. acquisition, and the C. Jim Stewart & Stevenson acquisition had occurred at the beginning of fiscal year 1996 and as if the D & D Farm and Ranch Supermarket, Inc. and the Klooster Equipment, Inc. acquisitions had taken place at the beginning of fiscal year 1997. The pro forma information is provided for information purposes only. It is based on historical information and does not necessarily reflect the actual results that would have occurred nor is it necessarily indicative of future results of operations of the Company. In preparing the pro forma data, adjustments have been made to reflect the impact of income tax expense for 1996 and the weighted average common shares outstanding used in the computation of income per share has been increased to reflect the number of shares at the Offering price necessary to fund repayment of the line of credit drawn to pay the $6 million distribution of undistributed S corporation earnings. The following summary is for the years ended December 31, 1996, 1997 and 1998 (unaudited) (in thousands, except per share amounts):


                                                                   1996         1997          1998
                                                                ---------     ---------     ---------

Revenues                                                        $ 400,407     $ 473,805     $ 630,544
                                                                =========     =========     =========

Income after pro forma provision for income taxes
                                                                $   3,949     $   6,150     $  11,244
                                                                =========     =========     =========

Basic and diluted income per share                              $     .71     $     .93     $    1.69
                                                                =========     =========     =========

18.  UNAUDITED QUARTERLY FINANCIAL DATA:

(In thousands, except per share amounts.)


                                             First       Second        Third       Fourth
                                            Quarter      Quarter      Quarter      Quarter
                                           ----------   ----------   ----------   ----------

1997

Operating revenues                         $   82,912   $   95,772   $  102,145   $  118,540
Operating income                                1,757        2,040        3,210        4,184
Income before income taxes                      1,267        1,607        2,673        3,131
Net income                                        785          997        1,658        1,940
Basic and diluted earnings per share       $      .12   $      .15   $      .25   $      .29

1998

Operating revenues                         $  126,075   $  165,983   $  153,540   $  167,187
Operating income                                3,526        6,121        6,245        7,989
Income before income taxes                      2,228        4,551        4,778        6,440
Net income                                      1,337        2,730        2,868        3,862
Basic and diluted earnings per share       $      .20   $      .41   $      .43   $      .58


19. SEGMENTS

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

The Company has two reportable segments: the Heavy Duty Truck segment and the Construction Equipment segment. The Heavy Duty Truck segment operates a regional network of truck centers that provide an integrated one-stop source for the trucking needs of its customers, including retail sales of new Peterbilt and used heavy-duty trucks, after-market parts, service and body shop facilities, and a wide array of financial services, including the financing of new and used truck purchases, insurance products and truck leasing and rentals. The Construction Equipment segment, formed during 1997, operates a full-service John Deere dealership that serves the Houston, Texas Metropolitan and surrounding areas. Dealership operations include the retail sale of new and used equipment, after-market parts and service facilities, equipment rentals, and the financing of new and used equipment. The Company had only one segment prior to the 1997 John Deere acquisition, and all of the 1996 results depict only the Heavy Duty Truck segment.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on income before income taxes not including extraordinary items.

The Company accounts for intersegment sales and transfers as if the sales or transfers were to third parties, that is, at current market prices. There were no material intersegment sales during the years ended December 31, 1997 and 1998.

The Company's reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies. Business units were maintained through expansion and acquisitions. The following table contains summarized information about reportable segment profit or loss and segment assets, for the years ended December 31, 1997 and 1998 (in thousands):


                                          HEAVY-DUTY  CONSTRUCTION
                                            TRUCK      EQUIPMENT
                                           SEGMENT      SEGMENT      ALL OTHER     TOTALS
                                         ----------    ----------   ----------   ----------

1997
Revenues from external customers
                                         $  381,959   $   10,166   $    7,244   $  399,369
Interest income                               1,155           --           --        1,155
Interest expense                              3,043          408          217        3,668
Depreciation and amortization                 2,555           77          345        2,977
Segment profit before income tax              8,136          116          426        8,678

Other significant non-cash items:
Segment assets                              107,688       39,320        8,470      155,478
Expenditures for segment assets               8,622          242        1,330       10,194

                                                                                      1998
Revenues from external customers
                                         $  538,209   $   51,273   $   23,303   $  612,785
Interest income                                 982           --           --          982
Interest expense                              4,163        1,912          791        6,866
Depreciation and amortization                 3,665          623          525        4,813
Segment profit before income tax             17,219          562          216       17,997

Other significant non-cash items:
Segment assets                           $  133,100   $   65,419   $   22,181   $  220,700
Expenditures for segment assets          $   16,084   $    1,586   $    5,237   $   22,907


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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information called for by item 10 of Form 10-K is incorporated herein by reference to such information included in the Company's Proxy Statement for the 1999 Annual Meeting of Shareholders, under the captions "Election of Directors" and "Executive Officers."

ITEM 11. EXECUTIVE COMPENSATION

     The information called for by item 11 of Form 10-K is incorporated herein by reference to such information included in the Company's Proxy Statement for the 1999 Annual Meeting of Shareholders, under the caption "Compensation of Executive Officers."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The information called for by item 12 of Form 10-K is incorporated herein by reference to such information included in the Company's Proxy Statement for the 1999 Annual Meeting of Shareholders, under the caption "Principal Shareholders and Stock Ownership of Management."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information called for by item 13 of Form 10-K is incorporated herein by reference to such information included in the Company's Proxy Statement for the 1999 Annual Meeting of Shareholders, under the caption "Certain Transactions."

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

Index to Financial Statements

(a) The following documents are filed as part of this Annual Report or are incorporated by reference as indicated:

     1. The following financial statements are included under Item 8:

     Report of  Independent Public Accountants

     Consolidated Balance Sheets as of December 31, 1997 and 1998

     Consolidated Statements of Income for the years ended December 31, 1996, 1997 and 1998

     Consolidated Statements of Shareholders' Equity for the years ended December 31, 1996, 1997 and 1998

     Consolidated Statements of Cash Flows for the years ended December 31, 1996, 1997 and 1998

     Notes to Consolidated Financial Statements.

     2. The following financial statement schedules are included under Item 14:

     3. Exhibits.

EXHIBIT
  NO.                             IDENTIFICATION OF EXHIBIT

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

21.1        Subsidiaries of the Company.


                                                                                 Names Under
                                                   State of                    Which Subsidiary
               Name                             Incorporation                   Does Business
------------------------------------            -------------       --------------------------------------
Rush Truck Centers of Texas, Inc.                Delaware           Creative Concepts Advertising Agency

                                                                    Hou-Tex Industrial and Truck Supply

                                                                    Houston Peterbilt, Inc.

                                                                    Laredo Peterbilt, Inc.

                                                                    Lufkin Peterbilt, Inc.

                                                                    Rush Truck Center

                                                                    San Antonio Peterbilt, Inc.

                                                                    San Antonio Peterbilt-GMC Truck, Inc.

                                                                    Translease

                                                                    World Wide Tires

                                                                    Rush Truck Center, Pharr

                                                                    Rush Peterbilt Truck Center, Beaumont

                                                                    Rust Truck Center, Beaumont

                                                                    Rush Peterbilt Truck Center, San Antonio

                                                                    Rush Truck Center, San Antonio

                                                                    Rush Peterbilt Truck Center, Houston

                                                                    Rush Truck Center, Houston

                                                                    Rush Peterbilt Truck Center, Laredo

                                                                    Rust Truck Center, Laredo

                                                                    Rush Peterbilt Truck Center, Lufkin

                                                                    Rush Truck Center, Lufkin

                                                                    Rush Peterbilt Truck Center, Pharr

                                                                    Rush Used Truck Center, Austin

Rush Truck Centers of Oklahoma, Inc.             Delaware           Oklahoma Trucks, Inc.
                                                                    Translease

                                                                    Tulsa Trucks, Inc.

                                                                    Rush Peterbilt Truck Center, Oklahoma City

                                                                    Rush Truck Center, Oklahoma City

                                                                    Rush Peterbilt Truck Center, Tulsa

                                                                    Rush Truck Center, Tulsa

                                                                    Rush Volvo Truck Center, Oklahoma City

                                                                    Rush Volvo Truck Center, Tulsa

Rush Truck Centers of California, Inc., Which    Delaware           South Coast Peterbilt
Will do Business in California as Complete                          Translease
Rush Truck Centers                                                  World Wide Tires

                                                                    Rush Peterbilt Truck Center, Pico Rivera

                                                                    Rush Truck Center, Pico Rivera

                                                                    Rush Peterbilt Truck Center, Fontana



                                                                    Rust Truck Center, Fontana

                                                                    Rush Peterbilt Truck Center, Sun Valley

                                                                    Rush Truck Center, Sun Valley

Rush Truck Centers of Louisiana, Inc.            Delaware           Ark-La-Tex Peterbilt, Inc.
                                                                    Translease

                                                                    Rush Peterbilt Truck Center, Bossier City

                                                                    Rush Truck Center, Bossier City

Los Cuernos, Inc.                                Delaware           Los Cuernos Ranch

Rush Administrative Services, Inc.               Delaware           None

AiRush, Inc.                                     Delaware           None

Rush Truck Leasing, Inc.                         Delaware           Rush Crane Systems

Rush Truck Centers of Colorado, Inc.             Delaware           Rush Truck Centers, Inc.

                                                                    Rush Peterbilt Truck Center, Denver

                                                                    Rust Truck Center, Denver

                                                                    Rush Peterbilt Truck Center, Greeley

                                                                    Rush Truck Center, Greeley

Rush Equipment Centers of Texas, Inc.            Delaware           Rush Equipment Center, Houston

                                                                    Rush Equipment Center, Beaumont

                                                                    Rush Equipment Rental Center, San Antonio

Rush Retail Centers, Inc.                        Delaware           D & D Farm & Ranch Supermarket, Inc.

Rush Equipment Centers of Michigan, Inc.         Delaware           Rush Equipment Center, Ellsworth

                                                                    Rush Equipment Center, Traverse City

                                                                    Rush Equipment Center, Grand Rapids

                                                                    Work `N Play Shop

                                                                    Rush Equipment Center, Lansing



*23.1       Consent of Arthur Andersen LLP

*27.1       Financial Data Schedule.


           * filed herewith

(b)      Reports on Form 8-K:

         None

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           RUSH ENTERPRISES, INC.

                           By:  /s/ W. MARVIN RUSH         Date:  March 26, 1999
                           ----------------------------
                           W. Marvin Rush
                           Chairman and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities on the dates indicated:


Signature                                            Capacity                          Date
---------                                            --------                          ----
/s/ W. MARVIN RUSH                  Chairman and Chief Executive Officer,          March 26, 1999
-----------------------------       Director (Principal Executive Officer)
W. Marvin Rush

/s/ W. M. "RUSTY" RUSH              President, Director                            March 26, 1999
-----------------------------
W. M. "Rusty" Rush

/s/ ROBIN M. RUSH                   Executive Vice President, Secretary,           March 26, 1999
-----------------------------       Treasurer and Director
Robin M. Rush

/s/ RONALD J. KRAUSE                Director                                       March 26, 1999
-----------------------------
Ronald J. Krause

/s/JOHN D. ROCK                     Director                                       March 26, 1999
-----------------------------
John D. Rock

/s/HAROLD D. MARSHALL               Director                                       March 26, 1999
-----------------------------
Harold D. Marshall

/s/MARTIN A NAEGELIN, JR.           Vice President and                             March 26, 1999
-----------------------------       Chief Financial Officer
Martin A. Naegelin, Jr.             (Principal Financial and
                                    Accounting Officer)


                                 EXHIBIT INDEX



EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------
  11.1                   Computation of Net Income and Pro Forma Earnings per share.

  23.1                   Consent from Independent Public Accountants

  27.1                   Financial Data Schedule