Form 10-Q
period 1999-03-31
RUSH ENTERPRISES INC \TX\
filed 1999-05-17
CIK 1012019

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

         For the transition period from __________ to __________

                         Commission file number 0-20797

                                 --------------

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

         Indicated below is the number of shares outstanding of the registrant's only class of common stock, as of May 7, 1999.

                                                            Number of
                                                             Shares
           Title of Class                                  Outstanding
           --------------                                  -----------
      Common Stock, $.01 Par Value                          6,646,488

                     RUSH ENTERPRISES, INC. AND SUBSIDIARIES

                                      INDEX



PART I.  FINANCIAL INFORMATION                                                                 PAGE
                                                                                               ----

         Item 1.  Financial Statements

             Consolidated Balance Sheets - March 31, 1999 (unaudited) and December 31, 1998. . .   3

             Consolidated Statements of Income - For the Three Months
             Ended March 31, 1999 and 1998 (unaudited) . . . . . . . . . . . . . . . . . . . . .   4

             Consolidated Statements of Cash Flows - For the Three Months Ended
             March 31, 1999 and 1998 (unaudited) . . . . . . . . . . . . . . . . . . . . . . . .   5

             Notes to Consolidated Financial Statements. . . . . . . . . . . . . . . . . . . . .   6

         Item 2.  Management's Discussion and Analysis of Financial Condition
                    and Results of Operations. . . . . . . . . . . . . . . . . . . . . . . . . .   9

         Item 2a. Quantitative and Qualitative Disclosures about Market Risk . . . . . . . . . .  15

PART II.  OTHER INFORMATION  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  16

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  17

                    RUSH ENTERPRISES, INC., AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                 (In thousands)




                                                                                          March 31,     December 31,
                                                                                            1999           1998
                                                                                         (Unaudited)    (Audited)
                                                                                         ------------   ------------

                                             ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                                             $     15,541   $     22,516
   Accounts receivable, net                                                                    24,116         19,478
   Inventories                                                                                123,900        107,140
   Prepaid expenses and other                                                                     566            607
                                                                                         ------------   ------------

                         Total current assets                                                 164,123        149,741

PROPERTY AND EQUIPMENT, net                                                                    63,733         54,448

OTHER ASSETS, net                                                                              17,942         16,511
                                                                                         ------------   ------------

                         Total assets                                                    $    245,798   $    220,700
                                                                                         ============   ============

                              LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Floor plan notes payable                                                              $    105,813   $     89,212
   Current maturities of long-term debt                                                         5,921          7,095
   Advances outstanding under lines of credit                                                      10             10
   Trade accounts payable                                                                       7,944          6,926
   Accrued expenses                                                                            20,929         20,086
   Note payable to shareholder                                                                  8,900         10,700
                                                                                         ------------   ------------

                         Total current liabilities                                            149,517        134,029
                                                                                         ------------   ------------

LONG-TERM DEBT, net of current maturities                                                      37,968         32,164

DEFERRED INCOME TAXES, net                                                                      2,125          1,638

COMMITMENTS AND CONTINGENCIES (Note 2)

SHAREHOLDERS' EQUITY:
   Preferred stock, par value $.01 per share; 1,000,000 shares authorized; 0 shares
     outstanding in 1998 and 1999                                                                --             --
   Common stock, par value $.01 per share; 25,000,000 shares authorized; 6,646,730 and
     6,646,488 shares outstanding in 1998 and 1999, respectively                                   66             66
   Additional paid-in capital                                                                  33,342         33,342
   Retained earnings                                                                           22,780         19,461
                                                                                         ------------   ------------

                         Total shareholders' equity                                            56,188         52,869
                                                                                         ------------   ------------

                         Total liabilities and shareholders' equity                      $    245,798   $    220,700
                                                                                         ============   ============


        The accompanying notes are an integral part of these consolidated financial statements.

                    RUSH ENTERPRISES, INC., AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                    (In Thousands, Except Per Share Amounts)
                                   (Unaudited)


                                                                                          THREE MONTHS ENDED
                                                                                              MARCH 31,
                                                                                       1999               1998
                                                                                    ----------         ----------
REVENUES:
   New and used truck sales                                                         $  121,684         $   84,987
   Parts and service                                                                    30,141             23,329
    Construction equipment sales                                                        11,792              7,951
   Lease and rental                                                                      5,058              4,830
   Finance and insurance                                                                 3,628              2,358
    Retail sales                                                                         4,612              1,390
   Other                                                                                   928              1,230
                                                                                    ----------         ----------

                            Total revenues                                             177,843            126,075

COST OF PRODUCTS SOLD                                                                  146,608            104,363
                                                                                    ----------         ----------

GROSS PROFIT                                                                            31,235             21,712

SELLING, GENERAL AND ADMINISTRATIVE                                                     22,889             17,231

DEPRECIATION AND AMORTIZATION                                                            1,330                955
                                                                                    ----------         ----------

OPERATING INCOME                                                                         7,016              3,526
                                                                                    ----------         ----------

INTEREST EXPENSE, NET                                                                    1,484              1,298
                                                                                    ----------         ----------

INCOME BEFORE INCOME TAXES                                                               5,532              2,228
                                                                                    ----------         ----------

PROVISION FOR INCOME TAXES                                                               2,213                891
                                                                                    ----------         ----------

NET INCOME                                                                          $    3,319         $    1,337
                                                                                    ==========         ==========

BASIC AND DILUTED INCOME PER SHARE                                                  $      .50         $      .20
                                                                                    ==========         ==========

   Weighted average shares outstanding:

       Basic                                                                             6,646              6,644
                                                                                    ==========         ==========

       Diluted                                                                           6,706              6,645
                                                                                    ==========         ==========

        The accompanying notes are an integral part of these consolidated financial statements.

                    RUSH ENTERPRISES, INC., AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)


                                                                            THREE MONTHS ENDED
                                                                                MARCH 31,
                                                                             1999        1998
                                                                           --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                                              $  3,319    $  1,337
   Adjustments to reconcile net income to net cash provided by operating activities - net of acquisitions
       Depreciation and amortization                                          1,678         955
       Gain on sale of property and equipment                                   (33)        (47)
       Provision for deferred income tax expense                                487         160
       Change in accounts receivable, net                                    (4,638)     (4,251)
       Change in inventories                                                (16,760)    (17,019)
       Change in prepaid expenses and other, net                                 41         (25)
       Change in trade accounts payable                                       1,018      (1,023)
       Change in accrued expenses                                               843         244
                                                                           --------    --------

          Net cash used in operating activities                             (14,045)    (19,669)
                                                                           --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of property and equipment                                    (11,077)     (4,585)
   Proceeds from the sale of property and equipment                             323         139
   Business acquisitions                                                       --        (5,817)
   Change in other assets                                                    (1,607)        607
                                                                           --------    --------

          Net cash used in investing activities                             (12,361)     (9,656)
                                                                           --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from debt                                                         7,076       7,274
   Principal payments on debt                                                (4,246)       (503)
   Draws on floor plan notes payable, net                                    16,601      20,632
                                                                           --------    --------

          Net cash provided by financing activities                          19,431      27,403
                                                                           --------    --------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                    (6,975)     (1,922)

CASH AND CASH EQUIVALENTS, beginning of period                               22,516      19,816
                                                                           --------    --------

CASH AND CASH EQUIVALENTS, end of period                                   $ 15,541    $ 17,894
                                                                           ========    ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the period for -
     Interest                                                              $    598    $  1,312
                                                                           ========    ========
     Income taxes                                                          $     35    $     42
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

                     RUSH ENTERPRISES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1 - PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

         The interim consolidated financial statements included herein have been prepared by Rush Enterprises, Inc. and its subsidiaries (collectively referred to as the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). All adjustments have been made to the accompanying interim consolidated financial statements which are, in the opinion of the Company's management, necessary for a fair presentation of the Company's operating results. All adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is recommended that these interim consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on form 10-K for the year ended December 31, 1998.


2 - COMMITMENTS AND CONTINGENCIES

         The Company is contingently liable to certain finance companies for certain promissory notes and finance contracts, related to the sale of trucks and construction equipment, sold to such finance companies. The Company's recourse liability related to sold finance contracts is limited to 15 to 25 percent of the outstanding balance of each note sold to a finance company, with the aggregate recourse liability for 1999 limited to $600,000.

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

         The Company has a consulting agreement with certain individuals for an aggregate monthly payment of $2,225. The agreement expires November 2000.

3 - EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted earnings per share:


                                                                         THREE MONTHS ENDED MARCH 31,
                                                                            1999         1998
                                                                          ----------   ----------
Numerator:
   Net income- numerator for basic and diluted earnings per share         $3,319,000   $1,337,000

Denominator:
   Denominator for basic earnings per share-weighted average shares        6,646,488    6,643,730
   Effect of dilutive securities:
      Employee and Director stock options                                     59,175        1,659
                                                                          ----------   ----------
   Denominator for diluted earnings per share-adjusted weighted average
   shares                                                                  6,705,663    6,645,389

                                                                          ==========   ==========
Basic earnings per share                                                  $      .50   $      .20
                                                                          ==========   ==========

Diluted earnings per share                                                $      .50   $      .20
                                                                          ==========   ==========


4 - SEGMENT INFORMATION

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

         The Company has two reportable segments: the Heavy Duty Truck segment, and the Construction Equipment segment. The Heavy Duty Truck segment operates a regional network of truck centers that provides an integrated one-stop source for the trucking needs of its customers, including retail sales of new Peterbilt and used heavy-duty trucks; after-market parts, service and body shop facilities; and a wide array of financial services, including the financing of new and used truck purchases, insurance products and truck leasing and rentals. The Heavy Duty Truck segment has locations in Texas, California, Colorado, Oklahoma and Louisiana. The Construction Equipment segment, formed during 1997, operates full-service John Deere dealerships that serves the Houston, Texas Metropolitan and surrounding areas and 54 counties in western Michigan. Dealership operations include the retail sale of new and used construction equipment, after-market parts and service facilities, equipment rentals, and the financing of new and used equipment.

         The accounting policies of the segments are the same as those described in the summary of significant accounting policies included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. The Company evaluates performance based on income before income taxes not including extraordinary items.

         The Company accounts for intersegment sales and transfers at current market prices as if the sales or transfers were to third parties. There were no intersegment sales during the three months ended March 31, 1999.

         The Company's reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies. Business units were maintained through expansion and acquisitions. The following table contains summarized information about reportable segment revenue, operating income and segment assets, for the three months ended March 31, 1998 and 1999: (in thousands)


                                       HEAVY-DUTY  CONSTRUCTION
                                        TRUCK        EQUIPMENT
                                       SEGMENT        SEGMENT     ALL OTHER     TOTALS
                                       -------        -------     ---------     ------
Three months ended March 31, 1998

Revenues from external customers    $   110,864   $    11,856   $     3,355   $   126,075
Segment income before taxes               2,087             2           139         2,228
Segment assets                          126,431        41,202        18,477       186,110

Three months ended March 31, 1999

Revenues from external customers    $   153,245   $    17,405   $     7,193   $   177,843
Segment income before taxes               4,866           220           446         5,532
Segment assets                          155,218        69,905        20,675       245,798


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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS


         Certain statements contained in this Form 10-Q are "forward-looking statements" within the meaning of the Section 27Aof the Securities Act of and
Section 21E of the Exchange Act. Specifically, all statements other than statements of historical fact included in this Form 10-Q regarding the Company's financial position, business strategy and plans and objectives of management of the Company for future operations are forward-looking statements. These forward-looking statements are based on the beliefs of the Company's management, as well as assumptions made by and information currently available to the Company's management. When used in this report, the words "anticipate," "believe," "estimate," "expect" and "intend" and words or phrases of similar import, as they relate to the Company or its subsidiaries or Company management, are intended to identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions related to certain factors including, without limitation, competitive factors, general economic conditions, customer relations, relationships with vendors, the interest rate environment, governmental regulation and supervision, seasonality, distribution networks, product introductions and acceptance, technological change, changes in industry practices, onetime events and other factors described herein and in the Company's Registration Statement on Form S-1 (File No. 333-3346) and in the Company's annual, quarterly and other reports filed with the Securities and Exchange Commission (collectively, "cautionary statements"). Although the Company believes that its expectations are reasonable, it can give no assurance that such expectations will prove to be correct. Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected, or intended. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the applicable cautionary statements. The Company does not intend to update these forward-looking statements.

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

    The Construction Equipment segment, formed during 1997, now operates two full-service John Deere dealerships with six locations (the "Rush Equipment Centers") in Texas and western Michigan. Dealership operations include the retail sale of new and used construction equipment, after-market parts and service facilities, equipment rentals, and the financing of new and used construction equipment. The Company believes the construction equipment industry is highly-fragmented and offers opportunities for consolidation.

As a result, the Company's growth strategy is to realize economies of scale, favorable purchasing power, and cost savings by developing a network of John Deere dealerships through acquisitions and growth inside existing territories. There can be no assurance that, as the Company continues to develop a network of construction equipment dealerships, that it will realize economies of scale, favorable purchasing power or cost savings.

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


RESULTS OF OPERATIONS

         The following discussion and analysis includes the Company's historical results of operations for the three months ended March 31, 1999 and 1998.

         The following table sets forth for the periods indicated certain financial data as a percentage of total revenues:



                                                                      Three Months
                                                                     Ended March 31,
                                                                  --------------------
                                                                    1999         1998
                                                                  --------    --------
New and used truck sales ......................................       68.4%       67.4%
Parts and service .............................................       17.0        18.5
Construction equipment sales ..................................        6.6         6.3
Lease and rental ..............................................        2.9         3.8
Finance and insurance .........................................        2.0         1.9
Retail sales ..................................................        2.6         1.1
Other .........................................................        0.5         1.0
                                                                  --------    --------
         Total revenues .......................................      100.0       100.0
Cost of products sold .........................................       82.4        82.8
                                                                  --------    --------
Gross profit ..................................................       17.6        17.2
Selling, general and administrative expenses ..................       12.9        13.7
Depreciation and amortization .................................         .7          .8
                                                                  --------    --------
Operating income ..............................................        4.0         2.7
Interest expense ..............................................        0.8         1.0
                                                                  --------    --------
Income before income taxes ....................................        3.2         1.7
Provision for income taxes ....................................        1.2          .7
                                                                  --------    --------
Net income ....................................................        2.0%        1.0%
                                                                  --------    --------

THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31, 1998

Revenues

         Revenues increased by approximately $51.8 million, or 41.1%, from $126.1 million to $177.9 million from the first quarter of 1998 to the first quarter of 1999. Approximately, $9.6 million in sales is attributable to the addition of the D&D Farm & Ranch Supermarket, and the Michigan John Deere construction equipment dealership, while the remaining increase of $42.2 million or 33.5%, is attributable to same store growth. Sales of new and used trucks increased by approximately $36.7 million, or 43.2%, from $85.0 million to $121.7 million from the first quarter of 1998 to the first quarter of 1999. Unit sales of new and used trucks increased by 43.4% and 7.3%, respectively, from the first quarter of 1998 to the first quarter of 1999, while new truck average revenue per unit increased by 3.4% and used truck average revenue per unit increased by 16.0%. Average new truck prices and used truck prices increased due to a change in product mix.

         Parts and service sales increased by approximately $6.8 million, or 29.2%, from $23.3 million to $30.1 million. The increase was due to same store growth of 20.8% and parts and service sales associated with addition of the Michigan John Deere construction equipment dealership.

         Lease and rental revenues increased by approximately $228,000, or 4.7% from $4.8 million to $5.0 million. Truck lease and rental revenue increased approximately $293,000 or 8.2%, while the crane lease and rentals and the addition of the Michigan construction equipment store added $142,000 and $201,000 in lease and rental revenues respectively. These increases were offset by a decrease in the Houston construction equipment store lease and rental revenue of approximately $432,000. The decrease in Houston was a result of a decrease in the lease and rental fleet from the first quarter of 1998 to the first quarter of 1999.

         Finance and insurance revenues increased by approximately $1.3 million, or 54.2%, from $2.3 million to $3.6 million from the first quarter of 1998 to the first quarter of 1999. The majority of the increase resulted from the increase in truck deliveries. Finance and insurance revenues have limited direct costs and, therefore, contribute a disproportionate share of operating profits.

Gross Profit

         Gross profit increased by approximately $9.5 million, or 30.5%, from $21.7 million to $31.2 million from the first quarter of 1998 to the first quarter of 1999. Gross profit as a percentage of sales increased from 17.2% in the first quarter of 1998 to 17.6% in the first quarter of 1999. The increase is due to increased gross margins in all of the truck stores profit centers, as well as increased margins in the construction equipment dealerships.

Selling, General and Administrative Expenses

         Selling, general and administrative expenses increased by approximately $5.7 million, from $17.2 million to $22.9 million, or 33.1%, from the first quarter of 1998 to the first quarter of 1999. The increase resulted from approximately $1.8 million of selling, general and administrative expense related to the acquisition and integration of the Michigan John Deere construction equipment dealership, and D & D Farm and Ranch Supermarket, Inc., and increased sales commissions resulting from increased gross margins. Selling, general and administrative expenses as a percentage of sales decreased from 13.7% to 12.9% from the first quarter of 1998 to the first quarter of 1999.

Interest Expense

         Interest expense increased by approximately $186,000 or 14.3%, from $1.3 million to $1.5 million, from the first quarter of 1998 to the first quarter of 1999, primarily as the result of increased levels of indebtedness due to higher floor plan liability levels.

Income before Income Taxes

         Income before income taxes increased by $3.3 million, or 150%, from $2.2 million to $5.5 million from the first quarter of 1998 to the first quarter of 1999, as a result of the factors described above.

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

         At March 31, 1999, the Company had working capital of approximately $14.6 million, including $15.5 million in cash and cash equivalents, $24.1 million in accounts receivable, $123.9 million in inventories, and $0.6 million in prepaid expenses, less $28.9 million of accounts payable and accrued expenses, $5.9 million of current maturities on long-term debt, $8.9 million in a note payable to a shareholder, and $105.8 million outstanding under floor plan financing. The aggregate maximum borrowing limits under working capital lines of credit with various commercial banks are approximately $8.0 million. The Company's floor plan agreements with its primary lender limit the aggregate amount of borrowings based on the number of new and used trucks and the book value of construction equipment inventory.

         For the first three months of 1999, operating activities resulted in net cash used in operations of approximately $14.0 million. Net income of $3.3 million, increases in accounts payable of $1.0 million, and accrued liabilities of $0.8 million, coupled with provisions for depreciation, amortization and deferred taxes totaling $2.1 million was more than offset by increases in accounts receivable, and inventories totaling $21.4 million.

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

         During the first three months of 1999, the Company used $12.4 million in investing activities, including purchases of property, plant and equipment of $11.1 million and an increase in other assets of $1.6 million, offset by proceeds from the sale of property, plant and equipment and a decrease in other assets totaling $0.3 million.

         During the first three months of 1998, the Company used $9.7 million in investing activities, including purchases of property, plant and equipment of $4.6 million, a cash outlay of $5.8 million for the acquisition of D & D Farm and Ranch Supermarket, Inc., offset by proceeds from the sale of property, plant and equipment and a decrease in other assets totaling $0.7 million.

         Net cash generated from financing activities in the first three months of 1999 amounted to $19.4 million. Proceeds from additional floor plan financing and increased notes payable of $23.7 million more than offset principal payments on notes payable of $4.3 million.

         Net cash generated from financing activities in the first three months of 1998 amounted to $27.4 million. Proceeds from additional floor plan financing and increased notes payable more than offset principal payments on notes payable.

         Substantially all of the Company's truck purchases from PACCAR are made on terms requiring payment within 15 days or less from the date of shipment from the factory. The Company finances all, or substantially all, of the purchase price of its new truck inventory, and 75% of the loan value of its used truck inventory, under a floor plan arrangement with GMAC under which GMAC pays PACCAR directly with respect to new trucks. The Company makes monthly interest payments on the amount financed but is not required to commence loan principal repayments to GMAC prior to the sale of new vehicles for a period of 12 months and for used vehicles for a period of three months. At March 31, 1999, the Company had approximately $59.3 million outstanding under its floor plan financing arrangement with GMAC. GMAC permits the Company to earn, for up to 50% of the amount borrowed under its floor plan financing arrangement with GMAC, interest at the prime rate less one-quarter percent on overnight funds deposited by the Company with GMAC.

         The Company finances all, or substantially all, of the purchase price of its new equipment inventory under its floor plan facilities with John Deere and Associates Commercial Corp.. The agreement with John Deere provides for an immediate 3% discount if the equipment is paid for within 30 days from the date of purchase, or interest free financing for five months, after which time the amount financed is required to be paid in full. When the equipment is sold prior to the expiration of the five-month period, the Company is required to repay the principal within approximately 15 days of the date of the sale. Should the equipment financed by John Deere not be sold within the five month period, it is transferred to the Associates Commercial Corp. floor plan arrangement. The Company makes principal payments to Associates Commercial Corp., for sold inventory, and interest payments for all inventory, on the 15th day of each month. Used and rental equipment, to a maximum of book value, is financed under a floor plan arrangement with Associates Commercial Corp. The Company makes monthly interest payments on the amount financed and is required to commence loan principal repayments on rental equipment as book value reduces. Principal payments, for sold inventory, on used equipment are made the 15th day of each month following the sale. The loans are collateralized by a lien on the equipment. The Company's floor plan agreements limit the aggregate amount of borrowings based on the book value of new and used equipment units. As of March 31, 1999, the Company's floor plan arrangement with Associates Commercial Corp. permits the financing of up to $25 million in construction equipment. At March 31, 1999, the Company had $29.4 million and $17.1 million, outstanding under its floor plan financing arrangements with John Deere and Associates Commercial Corp., respectively.

Backlogs

         The Company enters firm orders into its backlog at the time the order is received. Currently, customer orders are being filled in approximately six to nine months and customers have historically placed orders expecting delivery within three to six months. However, certain customers, including fleets and governments, typically place orders up to one year in advance of their desired delivery date. The Company in the past has typically allowed customers to cancel orders at any time prior to delivery, and the Company's level of cancellations is affected by general economic conditions, economic recessions and customer business cycles. As a percentage of orders, cancellations historically have ranged from 5% to 12% of annual order volume. The Company's backlogs as of March 31, 1999, and 1998, were approximately $185 million and $150 million, respectively. Backlogs increased principally due to the above noted longer lead times for truck deliveries and a strong demand for trucks.

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

The primary operating systems of the Company are Karmak and PFW. The Company believes, based upon representations made by the vendor of PFW, that PFW is currently year 2000 compliant. The vendor of Karmak has informed the Company that Karmak is currently year 2000 compliant. The Company is currently in the process of procuring additional hardware necessary to operate the new compliant version of Karmak and expects to be using the new version by June 1, 1999.

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

ITEM 2A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Market risk represents the risk of loss that may impact the financial position, results of operations, or cash flows of the Company due to adverse changes in financial market prices, including interest rate risk, and other relevant market rate or price risks.

         The Company is exposed to some market risk through interest rates, related to its floor plan borrowing arrangements and discount rates related to finance sales. Floor plan borrowings are based on the Prime Rate of interest and are used to meet working capital needs. As of December 31, 1998, the Company had floor plan borrowings of approximately $105,813,000. Assuming an increase in the Prime Rate of interest of 100 basis points, future cash flows would be effected by $1,058,000. The interest rate variability on all other debt would not have a material adverse effect on the Company's financial statements. The Company's provides all customer financing opportunities to various finance providers. The Company receives all finance charges, in excess of a negotiated discount rate, from the finance providers within 30 days. The negotiated discount rate is variable, thus subject to interest rate fluctuations. This interest rate risk is mitigated by the Company's ability to pass discount rate increases to customers through higher financing rates.

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

                                           RUSH ENTERPRISES, INC.



Date:    May 13, 1999              By:  /S/ W. MARVIN RUSH
                                        --------------------------------------
                                   Name:  W. Marvin Rush
                                   Title: Chairman and Chief Executive Officer
                                          (Principal Executive Officer)

Date:    May 13, 1999              By:  /S/ Martin A. Naegelin, Jr.
                                        --------------------------------------
                                   Name:  Martin A. Naegelin, Jr.
                                   Title: Vice President and Chief
                                          Financial Officer
                                          (Principal Financial and Accounting
                                          Officer)

                                Index to Exhibits


                       Exhibit
                       Number
                       ------

                        27.1*   Financial data schedule

                        -----
                            *   Filed herewith