Form 10-Q
period 1999-06-30
RUSH ENTERPRISES INC \TX\
filed 1999-08-16
CIK 1012019

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

                                       OR

() TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                               ---------------------     ---------------------

                         Commission file number 0-20797

                                  -----------

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

         Indicated below is the number of shares outstanding of the registrant's only class of common stock, as of August 7, 1999.

                                                       Number of
                                                         Shares
               Title of Class                         Outstanding
               --------------                         -----------
         Common Stock, $.01 Par Value                   6,646,488

                     RUSH ENTERPRISES, INC. AND SUBSIDIARIES

                                      INDEX



PART I.  FINANCIAL INFORMATION                                                               PAGE
                                                                                             ----
         Item 1.  Financial Statements

         Consolidated Balance Sheets - June 30, 1999 (unaudited) and December 31, 1998 .....    3

         Consolidated Statements of Income - For the Three and Six Months
         Ended June 30, 1999 and 1998 (unaudited) ..........................................    4

             Consolidated Statements of Cash Flows - For the Six Months Ended
             June 30, 1999 and 1998 (unaudited) ............................................    5

              Notes to Consolidated Financial Statements ...................................    6

         Item 2.  Management's Discussion and Analysis of Financial Condition
                    and Results of Operations ..............................................    9

         Item 3.  Quantitative and Qualitative Disclosures about Market Risk ...............   18

PART II.  OTHER INFORMATION ................................................................   19

SIGNATURES .................................................................................   21

                    RUSH ENTERPRISES, INC., AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                 (In thousands)




                                                                                       June 30,   December 31,
                                                                                         1999         1998
                                                                                      (Unaudited)   (Audited)
                                                                                      ----------- ------------
                                      ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                                            $ 13,008     $ 22,516
   Accounts receivable, net                                                               18,326       19,478
   Inventories                                                                           138,793      107,140
   Prepaid expenses and other                                                                523          607
                                                                                        --------     --------

                         Total current assets                                            170,650      149,741

PROPERTY AND EQUIPMENT, net                                                               68,855       54,448

OTHER ASSETS, net                                                                         17,835       16,511
                                                                                        --------     --------

                         Total assets                                                   $257,340     $220,700
                                                                                        ========     ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Floor plan notes payable                                                             $115,544     $ 89,212
   Current maturities of long-term debt                                                    5,904        7,095
   Advances outstanding under lines of credit                                                 10           10
   Trade accounts payable                                                                  6,990        6,926
   Accrued expenses                                                                       15,414       20,086
   Note payable to shareholder                                                             8,850       10,700
                                                                                        --------     --------

                         Total current liabilities                                       152,712      134,029

LONG-TERM DEBT, net of current maturities                                                 41,924       32,164

DEFERRED INCOME TAXES, net                                                                 2,630        1,638

COMMITMENTS AND CONTINGENCIES (Note 2)

SHAREHOLDERS' EQUITY:
   Preferred stock, par value $.01 per share; 1,000,000 shares authorized; 0 shares
     outstanding in 1998 and 1999                                                             --           --
   Common stock, par value $.01 per share; 25,000,000 shares authorized; 6,646,730
     and 6,646,488 shares outstanding in 1998 and 1999, respectively                          66           66
   Additional paid-in capital                                                             33,342       33,342
   Retained earnings                                                                      26,666       19,461
                                                                                        --------     --------

                         Total shareholders' equity                                       60,074       52,869
                                                                                        --------     --------

                         Total liabilities and shareholders' equity                     $257,340     $220,700
                                                                                        ========     ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     RUSH ENTERPRISES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
              (IN THOUSANDS, EXCEPT EARNINGS PER SHARE - UNAUDITED)

                                              THREE MONTHS ENDED         SIX MONTHS ENDED
                                                   JUNE 30,                  JUNE 30,
                                             ---------------------     --------------------
                                               1999         1998         1999         1998
                                             --------     --------     --------     --------
REVENUES:
     New and used truck sales                $129,607     $117,392     $251,291     $202,379
     Parts and service                         31,477       27,047       61,618       50,376
     Construction equipment sales              12,807        9,962       24,599       17,913
     Lease and rental                           6,279        4,145       11,337        8,975
     Finance and insurance                      3,875        3,039        7,503        5,397
     Retail sales                               4,499        4,239        9,111        5,629
     Other                                        868          159        1,796        1,389
                                             --------     --------     --------     --------

TOTAL REVENUES                                189,412      165,983      367,255      292,058

COST OF PRODUCTS SOLD                         157,279      139,464      303,887      243,827
                                             --------     --------     --------     --------

GROSS PROFIT                                   32,133       26,519       63,368       48,231

SELLING, GENERAL AND ADMINISTRATIVE            22,318       19,279       45,207       36,510

DEPRECIATION AND AMORTIZATION                   1,457        1,119        2,787        2,074
                                             --------     --------     --------     --------

OPERATING INCOME                                8,358        6,121       15,374        9,647

INTEREST EXPENSE                                1,882        1,570        3,366        2,868
                                             --------     --------     --------     --------

INCOME BEFORE INCOME TAXES                      6,476        4,551       12,008        6,779

PROVISION FOR INCOME TAXES                      2,590        1,821        4,803        2,712
                                             --------     --------     --------     --------

NET INCOME                                   $  3,886     $  2,730     $  7,205     $  4,067
                                             ========     ========     ========     ========
EARNINGS PER SHARE:

          Basic                              $   0.58     $   0.41     $   1.08     $   0.61
                                             ========     ========     ========     ========

          Diluted                            $   0.57     $   0.41     $   1.07     $   0.61
                                             ========     ========     ========     ========

     Weighted average shares outstanding

          Basic                                 6,646        6,644        6,646        6,644
                                             ========     ========     ========     ========

          Diluted                               6,812        6,660        6,757        6,660
                                             ========     ========     ========     ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    RUSH ENTERPRISES, INC., AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)


                                                                               SIX MONTHS ENDED
                                                                                    JUNE 30,
                                                                               1999         1998
                                                                             --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                                                $  7,205      $  4,067
   Adjustments to reconcile net income to net cash provided by operating activities- net of acquisitions

       Depreciation and amortization                                            3,576         2,074
       Gain on sale of property and equipment                                     (51)          (62)
       Provision for deferred income tax expense                                  992           347
       Change in accounts receivable, net                                       1,152         2,814
       Change in inventories                                                  (31,653)      (13,388)
       Change in prepaid expenses and other, net                                   84          (260)
       Change in trade accounts payable                                            64          (817)
       Change in accrued expenses                                              (4,672)        2,681
                                                                             --------      --------

          Net cash used in operating activities                               (23,303)       (2,544)
                                                                             --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of property and equipment                                      (18,046)       (7,719)
   Proceeds from the sale of property and equipment                               478           186
   Business acquisitions                                                           --        (5,817)
   Change in other assets                                                      (1,688)          532
                                                                             --------      --------

          Net cash used in investing activities                               (19,256)      (12,818)
                                                                             --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from debt                                                          14,076        14,105
   Principal payments on debt                                                  (7,357)       (3,050)
   Draws on floor plan notes payable, net                                      26,332        10,305
                                                                             --------      --------

          Net cash provided by financing activities                            33,051        21,360
                                                                             --------      --------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                           (9,508)        5,998

CASH AND CASH EQUIVALENTS, beginning of period                                 22,516        19,816
                                                                             --------      --------

CASH AND CASH EQUIVALENTS, end of period                                     $ 13,008      $ 25,814
                                                                             ========      ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the period for-
     Interest                                                                $  3,888      $  2,958
                                                                             ========      ========
     Income taxes                                                            $  4,930      $  2,205
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

         The Company has a consulting agreement with a certain individual for an aggregate monthly payment of $2,225. The agreement expires November 2000.

3 - EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted earnings per share:

                                                  THREE MONTHS ENDED JUNE 30,   SIX MONTHS ENDED JUNE 30,
                                                  ---------------------------   --------------------------
                                                      1999           1998           1999            1998
                                                   ----------     ----------     ----------     ----------
Numerator:
   Net income- numerator for basic and diluted
earnings per share                                 $3,886,000     $2,730,000     $7,205,000     $4,067,000

Denominator:
   Denominator for basic earnings per share-
weighted average shares                             6,646,488      6,643,730      6,646,488      6,643,730
   Effect of dilutive securities:
      Employee and Director stock options             165,083         16,637        110,107         16,637
                                                   ----------     ----------     ----------     ----------
   Denominator for diluted earnings per
   share-adjusted weighted average shares           6,811,571      6,660,367      6,756,595      6,660,367
                                                   ==========     ==========     ==========     ==========

Basic earnings per share                           $      .58     $      .41     $     1.08     $      .61
                                                   ==========     ==========     ==========     ==========

Diluted earnings per share                         $      .57     $      .41     $     1.07     $      .61
                                                   ==========     ==========     ==========     ==========


4 - SEGMENT INFORMATION

         The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131). This statement requires that public business enterprises report certain information about operating segments in complete sets of financial statements of the enterprise and in condensed financial statements of interim periods issued to shareholders. It also requires that public business enterprises report certain information about their products and services, the geographic areas in which they operate, and their major customers. The effective date for SFAS 131 is for fiscal years beginning after December 15, 1997.

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

         The Company accounts for intersegment sales and transfers at current market prices as if the sales or transfers were to third parties. There were no intersegment sales during the three months ended June 30, 1999.

         The Company's reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies. Business units were maintained through expansion and acquisitions. The following table contains summarized information about reportable segment revenue, operating income and segment assets, for the three and six months ended June 30, 1999 and 1998: (in thousands)

                                    HEAVY-DUTY     CONSTRUCTION
                                       TRUCK         EQUIPMENT
                                      SEGMENT         SEGMENT      ALL OTHER     TOTALS
                                    ----------     ------------    ---------     ------
Three months ended June 30, 1999

Revenues from external customers      $162,360        $ 20,045     $  7,007     $189,412
Segment income before taxes              5,766             394          316        6,476
Segment assets                         170,850          65,771       20,719      257,340

Six months ended June 30, 1999

Revenues from external customers      $315,605        $ 37,450     $ 14,200     $367,255
Segment income before taxes             10,632             614          762       12,008
Segment assets                         170,850          65,771       20,719      257,340


Three  months ended June 30, 1998

Revenues from external customers      $146,795        $ 12,420     $  6,768     $165,983
Segment income before taxes              4,161             222          168        4,551
Segment assets                         130,313          36,696       18,618      185,627

Six  months ended June 30, 1998

Revenues from external customers      $257,659       $ 24,276     $ 10,123     $292,058
Segment income before taxes              6,252            224          303        6,779
Segment assets                         130,313         36,696       18,618      185,627


         Revenues from segments below the reportable quantitative thresholds are attributable to four operating segments of the Company. Those segments include a tire company, a farm and ranch retail center, an insurance company, and a hunting lease operation. None of those segments has ever met any of the quantitative thresholds for determining reportable segments.

5 - SUBSEQUENT EVENTS


         In July 1999, the Company, signed letters of intent with Southwest Peterbilt, Inc. (Southwest) and Norm Pressley Truck Center, Inc. (Pressley), to purchase the assets of eight Peterbilt dealerships in the southwestern United States. The Southwest and Pressley acquisitions, subject to customary closing conditions, are expected to close on October 1, 1999 and December 1, 1999, respectively.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS


         Certain statements contained in this Form 10-Q are "forward-looking statements" within the meaning of the Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act of 1934. Specifically, all statements other than statements of historical fact included in this Form 10-Q regarding the Company's financial position, business strategy and plans and objectives of management of the Company for future operations are forward-looking statements. These forward-looking statements are based on the beliefs of the Company's management, as well as assumptions made by and information currently available to the Company's management. When used in this report, the words "anticipate," "believe," "estimate," "expect" and "intend" and words or phrases of similar import, as they relate to the Company or its subsidiaries or Company management, are intended to identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions related to certain factors including, without limitation, competitive factors, general economic conditions, customer relations, relationships with vendors, the interest rate environment, governmental regulation and supervision, seasonality, distribution networks, product introductions and acceptance, technological change, changes in industry practices, onetime events and other factors described herein and in the Company's Registration Statement on Form S-1 (File No. 333-3346) and in the Company's annual, quarterly and other reports filed with the Securities and Exchange Commission (collectively, "cautionary statements"). Although the Company believes that its expectations are reasonable, it can give no assurance that such expectations will prove to be correct. Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected, or intended. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the applicable cautionary statements. The Company does not intend to update these forward-looking statements.


         The following comments should be read in conjunction with the Company's consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q.

GENERAL

         Rush Enterprises was incorporated in Texas in 1965 and currently consists of a Heavy Duty Truck segment and a Construction Equipment segment. The Heavy Duty Truck segment operates a regional network of truck centers in Texas, California, Oklahoma, Colorado and Louisiana that provide an integrated one-stop source for the trucking needs of its customers, including retail sales of new and used Peterbilt heavy-duty trucks; parts, service and body shop facilities; and a wide array of financial services, including the financing of new and used truck purchases, insurance products and truck leasing and rentals. The Construction Equipment segment operates a network of equipment centers in Texas and Michigan, whose operations include the retail sale of new and used equipment; after-market parts and service facilities; equipment rentals; and the financing of new and used equipment. The Company also operates a retail division selling farm and ranch supplies through its acquisition in March 1998, for approximately $10.5 million, of D&D Farm and Ranch Supermarket in the San Antonio, Texas area.

     The Company has undertaken significant acquisitions and expansion efforts in both the Heavy Duty Truck and Construction Equipment segments in the past two years. Its growth strategy is to realize economies of scale, favorable purchasing power and cost savings in centralized management through acquisitions and growth inside existing territories. There can be no assurance, however, that as the Company continues to develop its networks, it will realize these benefits.

     In 1997, the Company acquired two full service Peterbilt dealerships in Denver and Greeley, Colorado, for approximately $7.9 million and opened a new full service Peterbilt dealership in Pharr, Texas. In 1998 it opened a used truck sales lot in Austin, Texas and expanded and relocated its facilities in Laredo, Texas and Bosier City, Louisiana.

         In 1997, the Company acquired its first full service John Deere dealership in Houston, Texas for approximately $30.2 million. In 1998 it opened a combination heavy duty truck and construction equipment dealership in Beaumont, Texas, a location positioned to take advantage of synergies between heavy duty truck and construction equipment customers in the Houston Gulf Coast area. In 1998, the Company also acquired four John Deere dealerships covering 54 counties in western Michigan through the acquisition of Klooster Equipment, Inc. for approximately $13.1 million.

    In July 1999, the Company, signed letters of intent with Southwest Peterbilt, Inc. (Southwest) and Norm Pressley Truck Center, Inc. (Pressley), to purchase the assets of eight Peterbilt dealerships in the southwestern United States. The Company anticipates the purchase price for Southwest will be approximately $9.5 million for the net book value of acquired assets, plus $17.0 million in goodwill. An additional $4.0 million may be paid based on a performance-based objective. The Company anticipates the purchase price for Pressley will be approximately $2.5 million for the net book value of acquired assets plus $2.9 million in goodwill. An additional $700,000 may be paid based on a performance-based objective.

    These acquisitions and expansions are to take advantage of increasing truck traffic along major highway corridors in the South and Southwest and border traffic between the U.S. and Mexico. The Southwest and Pressley acquisitions, subject to executing the definitive purchase agreements and to customary closing conditions, are expected to close on October 1, 1999 and December 1, 1999, respectively.

RESULTS OF OPERATIONS

         The following discussion and analysis includes the Company's historical results of operations for the three and six months ended June 30, 1999 and 1998.

         The following table sets forth for the periods indicated certain financial data as a percentage of total revenues:

                                         THREE MONTHS ENDED        SIX MONTHS ENDED
                                               JUNE 30,                 JUNE 30,
                                        ---------------------     ---------------------
                                          1999         1998         1999          1998
                                        --------     --------     --------     --------
New and used truck sales                    68.4%        70.7%        68.4%        69.3%
Parts and service                           16.6         16.3         16.8         17.3
Construction equipment sales                 6.8          6.0          6.7          6.1
Lease and rental                             3.3          2.5          3.1          3.1
Finance and insurance                        2.0          1.8          2.0          1.8
Retail sales                                 2.4          2.6          2.5          1.9
Other                                        0.5          0.1          0.5          0.5
                                        --------     --------     --------     --------
           Total revenues                  100.0        100.0        100.0        100.0
Cost of products sold                       83.0         84.0         82.7         83.5
                                        --------     --------     --------     --------
Gross profit                                17.0         16.0         17.3         16.5
Selling, general and
administrative expenses                     11.8         11.6         12.3         12.5
Depreciation and amortization                0.8          0.7          0.8          0.7
                                        --------     --------     --------     --------
Operating income                             4.4          3.7          4.2          3.3
Interest expense                             1.0          1.0          0.9          1.0
                                        --------     --------     --------     --------
Income before income taxes                   3.4          2.7          3.3          2.3
Provision for income taxes                   1.4          1.1          1.3          0.9
                                        --------     --------     --------     --------
Net income                                   2.0%         1.6%         2.0%         1.4%
                                        ========     ========     ========     ========


THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE MONTHS ENDED JUNE 30, 1998

Revenues

         Revenues increased by approximately $23.4 million, or 14.1%, from $166.0 million to $189.4 million from the second quarter of 1998 to the second quarter of 1999. Approximately, $10.0 million in sales is attributable to the addition of the Michigan John Deere construction equipment dealership, while the remaining increase of $13.4 million or 8.1%, is attributable to same store growth. Sales of new and used trucks increased by approximately $12.2 million, or 10.4%, from $117.4 million to $129.6 million from the second quarter of 1998 to the second quarter of 1999. Unit sales of new and used trucks increased by 2.0% and 4.0%, respectively, from the second quarter of 1998 to the second quarter of 1999, while new truck average revenue per unit increased by 8.7% and used truck average revenue per unit increased by 4.1%. Quarterly unit deliveries are affected by manufacturing schedules and the timing of fleet deliveries. Average new truck prices increased due to a change in product mix and customary price increases. Used truck prices increased due to a change in product mix and increased demand for late model products.

         Parts and service sales increased by approximately $4.4 million, or 16.4%, from $27.1 million to $31.5 million. The increase was due to same store growth of $2.0 million or 7.4%, and parts and service sales of $2.4 million from the Michigan John Deere construction equipment dealership.

         Sale of new and used construction equipment increased approximately $2.8 million, or 28.6% from $10.0 million to $12.8 million from the second quarter of 1998 to the second quarter of 1999. The increase is primarily due to the acquisition of the Michigan John Deere construction equipment store. New and used equipment unit sales were 104 and 52, respectively, during the second quarter of 1999, compared to 77 and 40 during the second quarter of 1998.

         Lease and rental revenues increased by approximately $2.1 million, or 51.5% from $4.2 million to $6.3 million. Truck lease and rental revenue increased approximately $294,000 or 7.8%, lease and rental revenue from the Houston construction equipment store increase approximately $657,000 or 173.8%, while the crane lease and rentals and the addition of the Michigan construction equipment store added $152,000 and $980,000 in lease and rental revenues respectively.

         Finance and insurance revenues increased by approximately $836,000, or 27.5%, from $3.1 million to $3.9 million from the second quarter of 1998 to the second quarter of 1999. The increase resulted from the increase in truck revenues and rate increases. Finance and insurance revenues have limited direct costs and, therefore, contribute a disproportionate share of operating profits.

Gross Profit

         Gross profit increased by approximately $5.6 million, or 21.2%, from $26.5 million to $32.1 million from the second quarter of 1998 to the second quarter of 1999. Gross profit as a percentage of sales increased from 16.0% in the second quarter of 1998 to 17.0% in the second quarter of 1999. The increase in gross profit as a percentage of sales was a result of a change in sales mix. Construction equipment and finance and insurance sales are higher margin profit centers and increased as a percentage of revenues, while truck sales, a lower margin profit center, decreased as a percentage of revenues.

Selling, General and Administrative Expenses

         Selling, general and administrative expenses increased by approximately $3.0 million, from $19.3 million to $22.3 million, or 15.8%, from the second quarter of 1998 to the second quarter of 1999. The increase resulted from approximately $1.6 million of selling, general and administrative expense related to the acquisition and integration of the Michigan John Deere construction equipment dealership, and increased sales commissions resulting from increased gross margins. Selling, general and administrative expenses as a percentage of sales increased slightly from 11.6% to 11.8% from the second quarter of 1998 to the second quarter of 1999.

Interest Expense

         Interest expense increased by approximately $312,000 or 19.9%, from $1.6 million to $1.9 million, from the second quarter of 1998 to the second quarter of 1999, primarily as the result of increased levels of indebtedness due to higher floor plan liability levels, and additional real estate and leased unit borrowings.

Income before Income Taxes

         Income before income taxes increased by $1.9 million, or 42.3%, from $4.6 million to $6.5 million from the second quarter of 1998 to the second quarter of 1999, as a result of the factors described above.

Income Taxes

The Company has provided for taxes at a 40% effective rate.

SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX MONTHS ENDED JUNE 30, 1998

Revenues

         Revenues increased by approximately $75.2 million, or 25.7%, from $292.1 million to $367.3 million from the first six months of 1998 to the first six months of 1999. Sales of new and used trucks increased by approximately $48.9 million, or 24.2%, from $202.4 million to $251.3 million from the first six months of 1998 to the first six months of 1999. Unit sales of new and used trucks increased by 19.2% and 5.7%, respectively, from the first six months of 1998 to the first six months of 1999, while new and used truck average revenue per unit increased by 5.8% and 9.9%, respectively . Average new truck prices increased due to a change in product mix and customary price increases. Used truck prices increased due to a change in product mix and increased demand for late model products.


         Parts and service sales increased by approximately $11.2 million, or 22.3%, from $50.4 million to $61.6 million. The increase consisted of same store growth of $6.9 million or 13.7%, and parts and service sales associated with addition of the Michigan John Deere construction equipment dealership of $4.3 million.

         Sale of new and used construction equipment increased approximately $6.7 million, or 37.3% from $17.9 million to $24.6 million from the first six months of 1998 to the first six months of 1999. The increase is primarily due to the acquisition of the Michigan John Deere construction equipment store. New and used equipment unit sales were 208 and 108, respectively, during the first six months of 1999, compared to 119 and 92 during the first six months of 1998.

         Lease and rental revenues increased by approximately $2.3 million, or 26.3% from $9.0 million to $11.3 million. The increase was due to $1.2 million of lease and rental revenues generated by the Michigan John Deere dealership acquired in September 1998, and same store growth in revenues of $1.1 million or 12.2%.

         Finance and insurance revenues increased by approximately $2.1 million, or 39.0%, from $5.4 million to $7.5 million from the first six months of 1998 to the first six months of 1999. The increase resulted from the increase in truck revenues and rate increases. Finance and insurance revenues have limited direct costs and, therefore, contribute a disproportionate share of operating profits.


Gross Profit

         Gross profit increased by approximately $15.1 million, or 31.4%, from $48.2 million to $63.3 million from the first six months of 1998 to the first six months of 1999. Gross profit as a percentage of sales increased from 16.5% to 17.3% from the first six months of 1998 to the first six months of 1999. The increase in gross profit as a percentage of sales was a result of a change in sales mix. Construction equipment and finance and insurance sales are higher margin profit centers and increased as a percentage of revenues, while truck sales, a lower margin profit center, decreased as a percentage of revenues.

Selling, General and Administrative Expenses

         Selling, general and administrative expenses increased by approximately $8.7 million, from $36.5 million to $45.2 million, or 23.8%, from the first six months of 1998 to the first six months of 1999. The increase resulted from approximately $3.3 million of selling, general and administrative expenses related to the acquisition and integration of the Michigan John Deere construction equipment dealership, and D & D Farm and Ranch Supermarket, Inc.. Additionally, commissions increased due to increased gross margins. Selling, general and administrative expenses as a percentage of revenue decreased from 12.5% in the first six months of 1998 to 12.3% in the first six months of 1999.

Interest Expense

         Interest expense increased by approximately $498,000 from $2.9 million to $3.4 million, or 17.4%, from the first six months of 1998 to the first six months of 1999, primarily as the result of increased levels of indebtedness due to higher floor plan liability levels, and additional real estate and leased unit borrowings.

Income before Income Taxes

         Income before income taxes increased by $5.2 million, or 77.1% from $6.8 million to $12.0 million from the first six months of 1998 to the first six months of 1999, as a result of the factors described above.

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

         At June 30, 1999, the Company had working capital of approximately $17.9 million, including $13.0 million in cash and cash equivalents, $18.3 million in accounts receivable, $138.8 million in inventories, and $0.5 million in prepaid expenses and other, less $22.4 million of trade accounts payable and accrued expenses, $5.9 million of current maturities of long-term debt, $8.9 million in a note payable to a shareholder, and $115.5 million outstanding under floor plan financing. The aggregate maximum borrowing limits under working capital lines of credit with the Company's primary lender is approximately $8.0 million. The Company's floor plan agreements with various finance providers limit the aggregate amount of borrowings based on the number of new and used trucks and the book value of construction equipment inventory.

         For the first six months of 1999, operating activities resulted in net cash used in operations of approximately $23.3 million. Net income of $7.2 million, a decrease in accounts receivable of $1.2 million, coupled with provisions for depreciation, amortization and deferred taxes totaling $4.6 million was more than offset by a decrease in accrued expenses of $4.7 million, and an increase in inventories of $31.6 million.

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

         During the first six months of 1999, the Company used $19.3 million in investing activities, including purchases of property, plant and equipment of $18.1 million and an increase in other assets of $1.7 million, offset by proceeds from the sale of property, plant and equipment of $0.5 million.

         During the first six months of 1998, the Company used $12.8 million for investing activities, primarily due to property and equipment additions and the acquisition of D & D Farm and Ranch Supermarket, Inc.

         Net cash generated from financing activities in the first six months of 1999 amounted to $33.1 million. Proceeds from additional floor plan financing and increased notes payable of $40.4 million more than offset principal payments on notes payable of $7.3 million.

         For the first half of 1998, net cash provided by financing activities amounted to $21.4 million. Increases in notes payable and floor plan liability of $14.1 million and $10.3 million, respectively, more than offset principal payments on notes payable of $3.0 million.

         Substantially all of the Company's truck purchases from PACCAR are made on terms requiring payment within 15 days or less from the date of shipment from the factory. The Company finances all, or substantially all, of the purchase price of its new truck inventory, and 75% of the loan value of its used truck inventory, under a floor plan arrangement with GMAC under which GMAC pays PACCAR directly with respect to new trucks. The Company makes monthly interest payments on the amount financed but is not required to commence loan principal repayments to GMAC prior to the sale of new vehicles for a period of 12 months and for used vehicles for a period of three months. At June 30, 1999, the Company had approximately $72.8 million outstanding under its floor plan financing arrangement with GMAC. GMAC permits the Company to earn, for up to 50% of the amount borrowed under its floor plan financing arrangement with GMAC, interest at the prime rate less one-half percent on overnight funds deposited by the Company with GMAC.

         The Company finances all, or substantially all, of the purchase price of its new equipment inventory under its floor plan facilities with John Deere and Associates Commercial Corp.. The agreement with John Deere provides for an immediate 3% discount if the equipment is paid for within 30 days from the date of purchase, or interest free financing for five months, after which time the amount financed is required to be paid in full. When the equipment is sold prior to the expiration of the five-month period, the Company is required to repay the principal within approximately 15 days of the date of the sale. Should the equipment financed by John Deere not be sold within the five month period, it is transferred to the Associates Commercial Corp. floor plan arrangement. The Company makes principal payments to Associates Commercial Corp., for sold inventory, and interest payments for all inventory, on the 15th day of each month. Used and rental equipment, to a maximum of book value, is financed under a floor plan arrangement with Associates Commercial Corp. The Company makes monthly interest payments on the amount financed and is required to commence loan principal repayments on rental equipment as book value reduces. Principal payments, for sold inventory, on used equipment are made the 15th day of each month following the sale. The loans are collateralized by a lien on the equipment. The Company's floor plan agreements limit the aggregate amount of borrowings based on the book value of new and used equipment units. As of June 30, 1999, the Company's floor plan arrangement with Associates Commercial Corp. permits the financing of up to $25 million in construction equipment. At June 30, 1999, the Company had $27.6 million and $15.2 million, outstanding under its floor plan financing arrangements with John Deere and Associates Commercial Corp., respectively.

Backlogs

         The Company enters firm orders into its backlog at the time the order is received. Currently, customer orders are being filled in approximately six to nine months and customers have historically placed orders expecting delivery within three to six months. However, certain customers, including fleets and governments, typically place orders up to one year in advance of their desired delivery date. The Company in the past has typically allowed customers to cancel orders at any time prior to delivery, and the Company's level of cancellations is affected by general economic conditions, economic recessions and customer business cycles. As a percentage of orders, cancellations historically have ranged from 5% to 12% of annual order volume. The Company's backlogs as of June 30, 1999, and 1998, were approximately $185 million and $175 million, respectively. Backlogs increased principally due to the above noted longer lead times for truck deliveries and a strong demand for trucks.

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

The primary operating systems of the Company are Karmak and PFW. The Company believes, based upon representations made by the vendors of Karmak and PFW, that both operating systems are currently year 2000 compliant.

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Market risk represents the risk of loss that may impact the financial position, results of operations, or cash flows of the Company due to adverse changes in financial market prices, including interest rate risk, and other relevant market rate or price risks.

         The Company is exposed to some market risk through interest rates, related to its floor plan borrowing arrangements and discount rates related to finance sales. Floor plan borrowings are based on the Prime Rate of interest and are used to meet working capital needs. As of June 30, 1999, the Company had floor plan borrowings of approximately $115,544,000. Assuming a change in the Prime Rate of interest of 100 basis points, future cash flows would be effected by $1,155,000. The interest rate variability on all other debt would not have a material adverse effect on the Company's financial statements. The Company provides all customer financing opportunities to various finance providers. The Company receives all finance charges, in excess of a negotiated discount rate, from the finance providers within 30 days. The negotiated discount rate is variable, thus subject to interest rate fluctuations. This interest rate risk is mitigated by the Company's ability to pass discount rate increases to customers through higher financing rates.

PART II.  OTHER INFORMATION

         Item 1.  Legal Proceedings

                  Not Applicable

         Item 2.  Changes in Securities

                  Not Applicable

         Item 3.  Defaults upon Senior Securities

                  Not Applicable

         Item 4.  Submission of Matters to a Vote of Security Holders

                  (a)      The Annual Meeting of Shareholders was held on May
                           18, 1999.

                  (b) The following directors were elected to serve until the next Annual Meeting of Shareholders on until their successors have been elected and qualified:



                           W. Marvin Rush                 W.M. "Rusty" Rush
                           Robin M. Rush                  Harold D. Marshall
                           Ronald J. Krause               John D. Rock

                  (c)  (1) The director's in (b) above were elected by the
                           following number of votes:

     NAME              NUMBER OF VOTES           NUMBER OF VOTES WITHHELD
     ----              ---------------           ------------------------
W. Marvin Rush             6,140,757                        3,090
W.M. "Rusty" Rush          6,140,757                        3,090
Robin M. Rush              6,140,757                        3,090
Ronald J. Krause           6,140,757                        3,090
John D. Rock               6,140,757                        3,090
Harold D. Marshall         6,140,757                        3,090



                       (2) Of the 6,143,587 number of shares of Common Stock
                           voting at the meeting, 6,140,587 shares voted for the ratification of the appointment of the firm Arthur Andersen L.L.P. as the Company's independent accountants for 1999. The number of shares that voted against the ratification was 1,400, the holders of 1,860 shares abstained from the voting, and 260 shares were unvoted.

         Item 5.  Other Information

                  Not Applicable

         Item 6.  Exhibits and Reports on Form 8-K

                  a)  Exhibits

                       Exhibit
                       Number
                       -------
                       27.1*     Financial data schedule

                           *     Filed herewith

                  b)  Reports on Form 8-K

                        None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    RUSH ENTERPRISES, INC.



Date:    August 13, 1999            By: /s/ W. MARVIN RUSH
                                        ----------------------------------------
                                    Name:  W. Marvin Rush
                                    Title: Chairman and Chief Executive
                                           Officer
                                           (Principal Executive Officer)

Date:    August 13, 1999            By: /s/ Martin A. Naegelin, Jr.
                                        ----------------------------------------
                                    Name:  Martin A. Naegelin, Jr.
                                    Title: Vice President and Chief Financial
                                           Officer
                                           (Principal Financial and Accounting
                                           Officer)

                                 EXHIBIT INDEX

Exhibit
Number            Description
-------           -----------
 27.1       Financial Data Schedule