Form 10-Q
period 1999-09-30
RUSH ENTERPRISES INC \TX\
filed 1999-11-15
CIK 1012019

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
 (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to
                               ---------------    -----------------

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

                                 --------------

         Indicated below is the number of shares outstanding of the registrant's only class of common stock, as of November 7, 1999.

                                                      Number of
                                                       Shares
          Title of Class                             Outstanding
          --------------                             -----------
   Common Stock, $.01 Par Value                       7,002,044

                    RUSH ENTERPRISES, INC., AND SUBSIDIARIES

                                      INDEX

                                                                                                                     PAGE
                                                                                                                     ----
PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

             Consolidated Balance Sheets - September 30, 1999 (unaudited) and December 31, 1998 ......................3

             Consolidated Statements of Income - For the Three and Nine Months
             Ended September 30, 1999 and 1998 (unaudited) ...........................................................4

             Consolidated Statements of Cash Flows - For the Nine Months Ended
             September 30, 1999 and 1998 (unaudited) .................................................................5

             Notes to Consolidated Financial Statements ..............................................................6

         Item 2.  Management's Discussion and Analysis of Financial Condition
                    and Results of Operations ........................................................................9

         Item 3.  Quantitative and Qualitative Disclosures about Market Risk ........................................17

PART II.  OTHER INFORMATION .........................................................................................18

SIGNATURES ..........................................................................................................20

                    RUSH ENTERPRISES, INC., AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                 (IN THOUSANDS)



                                                                                         September 30,     December 31,
                                                                                             1999              1998
                                                                                          (Unaudited)       (Audited)
                                                                                         --------------   --------------
                                           ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                                             $       29,917   $       22,516
   Accounts receivable, net                                                                      25,154           19,478
   Inventories                                                                                  144,299          107,140
   Prepaid expenses and other                                                                       388              607
                                                                                         --------------   --------------

                         Total current assets                                                   199,758          149,741

PROPERTY AND EQUIPMENT, net                                                                      79,064           54,448

OTHER ASSETS, net                                                                                18,050           16,511
                                                                                         --------------   --------------

                         Total assets                                                    $      296,872   $      220,700
                                                                                         ==============   ==============

                          LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Floor plan notes payable                                                              $      134,420   $       89,212
   Current maturities of long-term debt                                                           6,379            7,095
   Advances outstanding under lines of credit                                                        10               10
   Trade accounts payable                                                                         8,510            6,926
   Accrued expenses                                                                              16,148           20,086
   Note payable to shareholder                                                                    8,600           10,700
                                                                                         --------------   --------------

                         Total current liabilities                                              174,067          134,029

LONG-TERM DEBT, net of current maturities                                                        54,970           32,164

DEFERRED INCOME TAXES, net                                                                        3,576            1,638

COMMITMENTS AND CONTINGENCIES (Note 2)

SHAREHOLDERS' EQUITY:
   Preferred stock, par value $.01 per share; 1,000,000 shares authorized; 0 shares
     outstanding in 1998 and 1999                                                                  --               --
   Common stock, par value $.01 per share; 25,000,000 shares authorized; 6,643,730 and
     6,646,488 shares outstanding in 1998 and 1999, respectively                                     66               66
   Additional paid-in capital                                                                    33,342           33,342
   Retained earnings                                                                             30,851           19,461
                                                                                         --------------   --------------
                         Total shareholders' equity                                              64,259           52,869
                                                                                         --------------   --------------
                         Total liabilities and shareholders' equity                      $      296,872   $      220,700
                                                                                         ==============   ==============


        The accompanying notes are an integral part of these consolidated financial statements.

                    RUSH ENTERPRISES, INC., AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
              (IN THOUSANDS, EXCEPT EARNINGS PER SHARE - UNAUDITED)

                                                 THREE MONTHS ENDED              NINE MONTHS ENDED
                                                    SEPTEMBER 30,                 SEPTEMBER 30,
                                           -----------------------------   -----------------------------
                                                 1999            1998            1999            1998
                                           -------------   -------------   -------------   -------------
REVENUES:
     New and used truck sales              $     149,931   $     105,864   $     401,222   $     308,243
     Parts and service                            32,949          28,806          94,567          79,182
     Construction equipment sales                 16,592           6,828          41,191          24,741
     Lease and rental                              6,936           4,665          18,273          13,640
     Finance and insurance                         3,326           2,743          10,829           8,140
     Retail sales                                  4,076           4,454          13,565           9,705
     Other                                           558             656           2,452           1,947
                                           -------------   -------------   -------------   -------------

TOTAL REVENUES                                   214,844         153,540         582,099         445,598

COST OF PRODUCTS SOLD                            181,179         126,366         485,066         370,193
                                           -------------   -------------   -------------   -------------

GROSS PROFIT                                      33,665          27,174          97,033          75,405

SELLING, GENERAL AND ADMINISTRATIVE               23,229          19,663          68,436          56,173

DEPRECIATION AND AMORTIZATION                      1,483           1,266           4,270           3,340
                                           -------------   -------------   -------------   -------------

OPERATING INCOME                                   8,953           6,245          24,327          15,892

INTEREST EXPENSE                                   1,977           1,467           5,343           4,335
                                           -------------   -------------   -------------   -------------

INCOME BEFORE INCOME TAXES                         6,976           4,778          18,984          11,557

PROVISION FOR INCOME TAXES                         2,791           1,910           7,594           4,622
                                           -------------   -------------   -------------   -------------

NET INCOME                                 $       4,185   $       2,868   $      11,390   $       6,935
                                           =============   =============   =============   =============
EARNINGS PER SHARE:

          Basic                            $        0.63   $        0.43   $        1.71   $        1.04
                                           =============   =============   =============   =============

          Diluted                          $        0.61   $        0.43   $        1.68   $        1.04
                                           =============   =============   =============   =============

     Weighted average shares outstanding

          Basic                                    6,646           6,644           6,646           6,644
                                           =============   =============   =============   =============

          Diluted                                  6,860           6,664           6,799           6,664
                                           =============   =============   =============   =============


        The accompanying notes are an integral part of these consolidated financial statements.

                    RUSH ENTERPRISES, INC., AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                              NINE MONTHS ENDED
                                                                                SEPTEMBER 30,

                                                                              1999        1998
                                                                           ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                                              $   11,390  $    6,935
   Adjustments to reconcile net income to net cash (used in) provided by operating activities- net of acquisitions
       Depreciation and amortization                                            5,702       3,340
       Gain on sale of property and equipment                                     (80)        (35)
       Provision for deferred income tax expense                                1,938         502
       Change in accounts receivable, net                                      (5,676)      2,531
       Change in inventories                                                  (26,450)    (10,845)
       Change in prepaid expenses and other, net                                  219        (100)
       Change in trade accounts payable                                         1,584          95
       Change in accrued expenses                                              (3,990)      3,508
                                                                           ----------  ----------

          Net cash (used in) provided by operating activities                 (15,363)      5,931
                                                                           ----------  ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of property and equipment                                      (30,428)    (11,621)
   Proceeds from the sale of property and equipment                             1,112         288
   Business acquisitions                                                       (4,113)     (8,625)
   Change in other assets                                                      (2,059)        232
                                                                           ----------  ----------

          Net cash used in investing activities                               (35,488)    (19,726)
                                                                           ----------  ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from debt                                                          27,870      15,070
   Principal payments on debt                                                  (7,880)     (5,040)
   Draws on floor plan notes payable, net                                      38,262       7,070
                                                                           ----------  ----------

          Net cash provided by financing activities                            58,252      17,100
                                                                           ----------  ----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                       7,401       3,305

CASH AND CASH EQUIVALENTS, beginning of period                                 22,516      19,816
                                                                           ----------  ----------

CASH AND CASH EQUIVALENTS, end of period                                   $   29,917  $   23,121
                                                                           ==========  ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the period for-
     Interest                                                              $    5,298  $    4,394
                                                                           ==========  ==========
     Income taxes                                                          $    7,164  $    3,956
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

                    RUSH ENTERPRISES, INC., AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1 - PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

         The interim consolidated financial statements included herein have been prepared by Rush Enterprises, Inc. and its subsidiaries (collectively referred to as the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). All adjustments have been made to the accompanying interim consolidated financial statements which are, in the opinion of the Company's management, necessary for a fair presentation of the Company's operating results. All adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is recommended that these interim consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on form 10-K for the year ended December 31, 1998. Certain reclassifications have been made in prior period financial statements to conform with the current period presentation.


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

         The Company is involved in various claims and legal actions arising in the ordinary course of business. The Company believes it is unlikely that the final outcome of any of the claims or proceedings to which the Company is a party would have a material adverse effect on the Company's financial position or results of operations. However, due to the inherent uncertainty of litigation, there can be no assurance that the resolution of any particular claim or proceeding would not have a material adverse effect on the Company's results of operations for the fiscal period in which such resolution occurred.

         The Company has consulting agreements with certain individuals for an aggregate monthly payment of $25,558. The agreements expire in 2000 through 2001.

3 - EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted earnings per share:


                                                     THREE MONTHS ENDED SEPTEMBER 30,  NINE MONTHS ENDED SEPTEMBER 30,
                                                          1999             1998            1999             1998
                                                     --------------   --------------   --------------   --------------
Numerator:
   Net income- numerator for basic and diluted
earnings per share                                   $    4,185,000   $    2,868,000   $   11,390,000   $    6,935,000

Denominator:
   Denominator for basic earnings per share-
weighted average shares                                   6,646,488        6,643,730        6,646,488        6,643,730
   Effect of dilutive securities:
      Employee and Director stock options                   213,088           20,782          152,593           10,225
                                                     --------------   --------------   --------------   --------------
   Denominator for diluted earnings per
   share-adjusted weighted average shares                 6,859,576        6,664,512        6,799,081        6,653,955
                                                     ==============   ==============   ==============   ==============
Basic earnings per share                             $          .63   $          .43   $         1.71   $         1.04
                                                     ==============   ==============   ==============   ==============
Diluted earnings per share                           $          .61   $          .43   $         1.68   $         1.04
                                                     ==============   ==============   ==============   ==============

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

         The Company accounts for intersegment sales and transfers at current market prices as if the sales or transfers were to third parties. There were no intersegment sales during the three months ended September 30, 1999.

         The Company's reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies. Business units were maintained through expansion and acquisitions. The following table contains summarized information about reportable segment revenue, operating income and segment assets, for the three and nine months ended September 30, 1999 and 1998:
(in thousands)

                                                  HEAVY-DUTY    CONSTRUCTION
                                                    TRUCK         EQUIPMENT
                                                   SEGMENT         SEGMENT      ALL OTHER       TOTALS
                                                   -------         -------      ---------       ------

Three months ended September 30, 1999

Revenues from external customers                $    183,837   $     24,566   $      6,441   $    214,844
Segment income before taxes                            6,156            337            483          6,976
Segment assets                                       204,913         74,119         17,840        296,872

Nine months ended September 30, 1999

Revenues from external customers                $    499,442   $     62,016   $     20,641   $    582,099
Segment income before taxes                           16,788            951          1,245         18,984
Segment assets                                       204,913         74,119         17,840        296,872


Three  months ended September 30, 1998

Revenues from external customers                $    136,180   $     10,644   $      6,716   $    153,540
Segment income before taxes                            4,649            104             25          4,778
Segment assets                                       125,482         52,016         19,044        196,542

Nine  months ended September 30, 1998

Revenues from external customers                $    393,839   $     34,920   $     16,839   $    445,598
Segment income before taxes                           10,901            328            328         11,557
Segment assets                                       125,482         52,016         19,044        196,542

         Revenues from segments below the reportable quantitative thresholds are attributable to four operating segments of the Company. Those segments include a tire company, a farm and ranch retail center, an insurance company, and a hunting lease operation. None of those segments has ever met any of the quantitative thresholds for determining reportable segments.

5 - SUBSEQUENT EVENTS

         On October 4, 1999, the Company, acquired the assets of Southwest Peterbilt, Inc., Southwest Truck Center, Inc., and New Mexico Peterbilt, Inc. (Southwest) a Peterbilt truck dealer. The transaction was valued at $23.9 million with the purchase price paid in a combination of cash and the Company's stock.

In September 1999, the Company entered into an agreement with Norm Pressley Truck Center, Inc. (Pressley) to purchase the assets of three Peterbilt dealerships in the southwestern United States. The Company anticipates the purchase price for Pressley will be approximately $2.5 million for the net book value of acquired assets plus $2.9 million in goodwill. An additional $700,000 may be paid based on achievement of a performance-based objective. The Pressley acquisition is subject to customary closing conditions and is expected to close on or about December 1, 1999. No assurances can be made that the Company will consummate the Pressley acquisition.

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

         In August 1999, the Company acquired the assets of Calvert Equipment Inc., (Calvert), a John Deere construction equipment dealership. The acquisition encompasses 13 counties in Eastern Michigan, including two full-service dealerships located in the Detroit and Flint areas. The transaction was valued at $11.1 million with the purchase price paid in a combination of cash and notes payable.

         In October 1999, the Company acquired the assets of Southwest Peterbilt Inc., Southwest Truck Center Inc., and New Mexico Peterbilt Inc., (Southwest) a Peterbilt truck dealer. The acquisition provides Rush with the exclusive rights to sell Peterbilt trucks and parts from five new locations encompassing most of Arizona and New Mexico, including the cities of Phoenix, Tucson, Flagstaff and Albuquerque. Rush now operates 29 truck locations in 7 states. The transaction was valued at $23.9 million with the purchase price paid in a combination of cash and the Company's common stock. An additional $4.0 million may be paid based on achievement of a performance-based objective.

         In September 1999, the Company entered into an agreement with Norm Pressley Truck Center, Inc. (Pressley) to purchase the assets of three Peterbilt dealerships in the southwestern United States. The Company anticipates the purchase price for Pressley will be approximately $2.5 million for the net book value of acquired assets plus $2.9 million in goodwill. An additional $700,000 may be paid based on achievement of a performance-based objective.

         These acquisitions are intended to take advantage of increasing truck traffic along major highway corridors in the South and Southwest and border traffic between the U.S. and Mexico. The Pressley acquisition is subject to customary closing conditions and is expected to close on or about December 1, 1999. No assurances can be made that the Company will consummate the Pressley acquisition.

RESULTS OF OPERATIONS

         The following discussion and analysis is of the Company's results of operations for the three and nine months ended September 30, 1999 and 1998.

         The following table sets forth for the periods indicated certain financial data as a percentage of total revenues:


                                               THREE MONTHS ENDED        NINE MONTHS ENDED
                                                  SEPTEMBER 30,             SEPTEMBER 30,
                                           -------------------------  -----------------------
                                              1999          1998         1999         1998
                                           ----------    ----------   ----------   ----------
New and used truck sales                         69.8%         68.9%        68.9%        69.2%
Parts and service                                15.3          18.8         16.3         17.8
Construction equipment sales                      7.7           4.5          7.1          5.5
Lease and rental                                  3.2           3.0          3.1          3.1
Finance and insurance                             1.6           1.8          1.9          1.8
Retail sales                                      2.1           2.6          2.3          2.2
Other                                             0.3           0.4          0.4          0.4
                                           ----------    ----------   ----------   ----------
           Total revenues                       100.0         100.0        100.0        100.0
Cost of products sold                            84.3          82.3         83.3         83.1
                                           ----------    ----------   ----------   ----------
Gross profit                                     15.7          17.7         16.7         16.9
Selling, general and administrative
   expenses                                      10.8          12.8         11.8         12.6
Depreciation and amortization                     0.7           0.8          0.7          0.7
                                           ----------    ----------   ----------   ----------
Operating income                                  4.2           4.1          4.2          3.6
Interest expense                                  0.9           1.0          0.9          1.0
                                           ----------    ----------   ----------   ----------
Income before income taxes                        3.3           3.1          3.3          2.6
Provision for income taxes                        1.3           1.2          1.3          1.0
                                           ----------    ----------   ----------   ----------
Net income                                        2.0%         1.9%          2.0%         1.6%
                                           ==========    ==========   ==========   ==========


THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998

Revenues

         Revenues increased by approximately $61.3 million, or 39.9%, from $153.5 million to $214.8 million from the third quarter of 1998 to the third quarter of 1999. Approximately, $11.5 million in sales is attributable to the addition of the Michigan John Deere construction equipment dealerships, while the remaining increase of $49.8 million, or 32.4%, is attributable to same store growth. Sales of new and used trucks increased by approximately $44.1 million, or 41.6%, from $105.8 million to $149.9 million from the third quarter of 1998 to the third quarter of 1999. Unit sales of new trucks increased by 35.2% from the third quarter of 1998 to the third quarter of 1999, while new truck average revenue per unit increased by 13.9%. Unit sales of used trucks decreased by approximately 5.0% from the third quarter of 1998 to the third quarter of 1999. The average sales price per used unit remained relatively flat, resulting in an overall decrease of $1.2 million in used truck sales. Quarterly new unit deliveries are affected by manufacturing schedules and the timing of fleet deliveries. Average new truck prices increased due to a change in product mix and customary price increases. Used truck sales were affected by the lack of availability of quality used truck inventory in the market.

         Parts and service sales increased by approximately $4.1 million, or 14.4%, from $28.8 million to $32.9 million from the third quarter of 1998 to the third quarter of 1999. The increase was due to same store growth of $1.9 million or 6.6%, and parts and service sales of $2.2 million from the Michigan John Deere construction equipment dealerships.

         Sale of new and used construction equipment increased approximately $9.8 million, or 143.0%, from $6.8 million to $16.6 million from the third quarter of 1998 to the third quarter of 1999. The increase is primarily due to the acquisition of the Michigan John Deere construction equipment stores. New and used construction equipment unit sales were 84 and 32, respectively, during the third quarter of 1999, compared to 45 and 27 during the third quarter of 1998.

         Lease and rental revenues increased by approximately $2.3 million, or 48.7% from $4.7 million to $6.9 million. Approximately $1.2 million of the increase is attributable to the addition of the Michigan John Deere construction equipment stores, with the remaining increase of $1.1 million due to same store growth.

         Finance and insurance revenues increased by approximately $583,000, or 21.3%, from $2.7 million to $3.3 million from the third quarter of 1998 to the third quarter of 1999. The increase resulted from the increase in truck revenues. Finance and insurance revenues have limited direct costs and, therefore contribute a disproportionate share of operating profits.

Gross Profit

         Gross profit increased by approximately $6.5 million, or 23.9%, from $27.2 million to $33.7 million from the third quarter of 1998 to the third quarter of 1999. Gross profit as a percentage of sales decreased from 17.7% in the third quarter of 1998 to 15.7% in the third quarter of 1999. The decrease in gross profit as a percentage of sales was a result of a change in sales mix. Parts and service, and finance and insurance sales are higher margin profit centers and decreased as a percentage of revenues, while truck and construction equipment sales, lower margin profit centers, increased as a percentage of revenues.

Selling, General and Administrative Expenses

         Selling, general and administrative expenses increased by approximately $3.5 million, from $19.7 million to $23.2 million, or 18.1%, from the third quarter of 1998 to the third quarter of 1999. Selling, general and administrative expenses as a percentage of sales decreased from 12.8% to 10.8% from the third quarter of 1998 to the third quarter of 1999. This decrease as a percentage of sales is a result of operating efficiencies and lower commission expense due to decreased gross margins.

Interest Expense

         Interest expense increased by approximately $510,000 or 34.8%, from $1.5 million to $2.0 million, from the third quarter of 1998 to the third quarter of 1999, primarily as the result of increased levels of indebtedness due to higher floor plan liability levels, and additional real estate and leased unit borrowings.

Income before Income Taxes

         Income before income taxes increased by $2.2 million, or 46.0%, from $4.8 million to $7.0 million from the third quarter of 1998 to the third quarter of 1999, as a result of the factors described above.

Income Taxes

The Company has provided for taxes at a 40% effective rate.

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998

Revenues

         Revenues increased by approximately $136.5 million, or 30.6%, from $445.6 million to $582.1 million from the first nine months of 1998 to the first nine months of 1999. Sales of new and used trucks increased by approximately $93.0 million, or 30.2%, from $308.2 million to $401.2 million from the first nine months of 1998 to the first nine months of 1999. Unit sales of new and used trucks increased by 24.7% and 2.2%, respectively, from the first nine months of 1998 to the first nine months of 1999, while new and used truck average revenue per unit increased by 8.8% and 6.3%, respectively. Average new truck prices increased due to a change in product mix and customary price increases. Although used truck prices increased due to a change in product mix and increased demand for late model products, the rate of growth was affected by the lack of availability of quality used truck inventory in the market.

         Parts and service sales increased by approximately $15.4 million, or 19.4%, from $79.2 million to $94.6 million. The increase consisted of same store growth of $8.9 million or 11.2%, and parts and service sales associated with addition of the Michigan John Deere construction equipment dealerships of $6.5 million.

         Sale of new and used construction equipment increased approximately $16.5 million, or 66.5% from $24.7 million to $41.2 million from the first nine months of 1998 to the first nine months of 1999. The increase is primarily due to the acquisition of the Michigan John Deere construction equipment dealerships. New and used equipment unit sales were 370 and 175, respectively, during the first nine months of 1999, compared to 173 and 121 during the first nine months of 1998.

         Lease and rental revenues increased by approximately $4.6 million, or 34.0% from $13.7 million to $18.3 million from the first nine months of 1998 to the first nine months of 1999. The increase was due to $2.4 million of lease and rental revenues generated by the Michigan John Deere construction equipment stores acquired in September 1998 and August 1999, and same store growth in revenues of $1.1 million or 12.2%.

         Finance and insurance revenues increased by approximately $2.7 million, or 33.0%, from $8.1 million to $10.8 million from the first nine months of 1998 to the first nine months of 1999. The increase resulted from the increase in truck revenues and rate increases. Finance and insurance revenues have limited direct costs and, therefore, contribute a disproportionate share of operating profits.

Gross Profit

         Gross profit increased by approximately $21.6 million, or 28.7%, from $75.4 million to $97.0 million from the first nine months of 1998 to the first nine months of 1999. Gross profit as a percentage of sales decreased slightly from 16.9% to 16.7% from the first nine months of 1998 to the first nine months of 1999.

Selling, General and Administrative Expenses

         Selling, general and administrative expenses increased by approximately $12.3 million, from $56.2 million to $68.4 million, or 21.8%, from the first nine months of 1998 to the first nine months of 1999. The increase resulted from approximately $4.9 million of selling, general and administrative expenses related to the acquisition and integration of the Michigan John Deere construction equipment dealerships and D & D Farm and Ranch Supermarket, Inc. Selling, general and administrative expenses as a percentage of revenue decreased from 12.6% in the first nine months of 1998 to 11.8% in the first nine months of 1999.

Interest Expense

         Interest expense increased by approximately $1.0 million from $4.3 million to $5.3 million, or 23.3%, from the first nine months of 1998 to the first nine months of 1999, primarily as the result of increased levels of indebtedness due to higher floor plan liability levels, and additional real estate and leased unit borrowings.

Income before Income Taxes

         Income before income taxes increased by $7.4 million, or 64.3% from $11.6 million to $19.0 million from the first nine months of 1998 to the first nine months of 1999, as a result of the factors described above.

Income Taxes

         The Company has provided for taxes at a 40% effective rate.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's short-term cash needs are primarily for working capital, including inventory requirements, expansion of existing facilities and the acquisition of new facilities. These short-term cash needs have historically been financed with retained earnings and borrowings under credit facilities available to the Company. The Company believes that its existing cash balances, existing sources of liquidity and anticipated revenues from operations will satisfy its projected working capital and other cash requirements.

         At September 30, 1999, the Company had working capital of approximately $25.7 million, including $29.9 million in cash and cash equivalents, $25.2 million in accounts receivable, $144.3 million in inventories, and $0.4 million in prepaid expenses and other, less $24.7 million of trade accounts payable and accrued expenses, $6.4 million of current maturities of long-term debt, $8.6 million in a note payable to a shareholder, and $134.4 million outstanding under floor plan financing. The aggregate maximum borrowing limits under working capital lines of credit with the Company's primary lender is approximately $8.0 million. The Company's floor plan agreements with various finance providers limit the aggregate amount of borrowings based on the number of new and used trucks and the book value of construction equipment inventory.

         On October 4, 1999, the Company, acquired the assets of Southwest Peterbilt, Inc., Southwest Truck Center, Inc., and New Mexico Peterbilt, Inc. (Southwest) a Peterbilt truck dealer. The total consideration paid by the Company to Southwest was approximately $23.9 million which consisted of 355,556 shares of common stock, $.01 par value, of the Company and cash of approximately $18.3 million, of which $6.8 million was drawn under Rush's credit agreements with General Motors Acceptance Corporation and PACCAR, Inc., and $11.5 million was derived from the Company's internal funds. An additional $4.0 million in cash may be paid by the Company to Southwest based upon the achievement of certain performance based objectives.

         In September 1999 the Company entered into an agreement with Norm Pressley Truck Center, Inc. (Pressley) to purchase the assets of three Peterbilt dealerships in the southwestern United States. The Company anticipates the purchase price for Pressley will be approximately $2.5 million for the net book value of acquired assets plus $2.9 million in goodwill. The Company anticipates closing this transaction in December 1999, at which time the Company will pay cash of approximately $5.8 million to Pressley. An additional $700,000 may be paid based on achievement of a performance based objective.

         For the first nine months of 1999, operating activities resulted in net cash used in operations of approximately $15.4 million. Net income of $11.4 million, an increase in other assets of $0.2 million, an increase in accounts payable of $1.6 million, coupled with provisions for depreciation, amortization and deferred taxes totaling $7.6 million was more than offset by an increase in accounts receivable of $5.7 million, a decrease in accrued expenses of $4.0 million, and an increase in inventories of $26.5 million.

         During the first nine months of 1999, the Company used $35.5 million in investing activities, including purchases of property and equipment of $30.4 million, cash used in a business acquisition of $4.1 million and an increase in other assets of $2.1 million, offset by proceeds from the sale of property and equipment of $1.1 million.

         Net cash generated from financing activities in the first nine months of 1999 amounted to $58.3 million. Proceeds from additional floor plan financing and increased notes payable of $38.2 million and $27.9 million, respectively, more than offset principal payments on notes payable of $7.8 million.

         Substantially all of the Company's truck purchases from PACCAR are made on terms requiring payment within 15 days or less from the date of shipment from the factory. The Company finances all, or substantially all, of the purchase price of its new truck inventory, and 75% of the loan value of its used truck inventory, under a floor plan arrangement with GMAC under which GMAC pays PACCAR directly with respect to new trucks. The Company makes monthly interest payments on the amount financed but is not required to commence loan principal repayments to GMAC prior to the sale of new vehicles for a period of 12 months and for used vehicles for a period of three months. At September 30, 1999, the Company had approximately $78.2 million outstanding under its floor plan financing arrangement with GMAC. GMAC permits the Company to earn, for up to 50% of the amount borrowed under its floor plan financing arrangement with GMAC, interest at the prime rate less one-half percent on overnight funds deposited by the Company with GMAC.

         The Company finances all, or substantially all, of the purchase price of its new equipment inventory under its floor plan facilities with John Deere and Associates Commercial Corp. The agreement with John Deere provides for an immediate 3% discount if the equipment is paid for within 30 days from the date of purchase, or interest free financing for five months, after which time the amount financed is required to be paid in full. When the equipment is sold prior to the expiration of the five-month period, the Company is required to repay the principal within approximately 15 days of the date of the sale. Should the equipment financed by John Deere not be sold within the five month period, it is transferred to the Associates Commercial Corp. floor plan arrangement. The Company makes principal payments to Associates Commercial Corp., for sold inventory, and interest payments for all inventory, on the 15th day of each month. Used and rental equipment, to a maximum of book value, is financed under a floor plan arrangement with Associates Commercial Corp. The Company makes monthly interest payments on the amount financed and is required to commence loan principal repayments on rental equipment as book value reduces. Principal payments, for sold inventory, on used equipment are made the 15th day of each month following the sale. The loans are collateralized by a lien on the equipment. The Company's floor plan agreements limit the aggregate amount of borrowings based on the book value of new and used equipment units. As of September 30, 1999, the Company's floor plan arrangement with Associates Commercial Corp. permits the financing of up to $25 million in construction equipment. At September 30, 1999, the Company had $39.3 million and $16.9 million, outstanding under its floor plan financing arrangements with John Deere and Associates Commercial Corp., respectively.

Backlogs

         The Company enters firm orders into its backlog at the time the order is received. Currently, customer orders are being filled in approximately six to nine months and customers have historically placed orders expecting delivery within three to six months. However, certain customers, including fleets and governments, typically place orders up to one year in advance of their desired delivery date. The Company in the past has typically allowed customers to cancel orders at any time prior to delivery, and the Company's level of cancellations is affected by general economic conditions, economic recessions and customer business cycles. As a percentage of orders, cancellations historically have ranged from 5% to 12% of annual order volume. The Company's backlogs as of September 30, 1999, and 1998, were approximately $185 million and $185 million, respectively. Backlogs increased principally due to the above noted longer lead times for truck deliveries and a strong demand for trucks.

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

The Company engaged an outside consultant to assist it in performing an inventory of its Programs and Systems to identify potential year 2000 compliance problems, as well as manual processes, external interfaces with suppliers, customers and vendors, and services supplied by vendors to coordinate year 2000 compliance and conversion. This inventory was completed during the first quarter of 1999 and evaluated the Programs and Systems, the Company's other devices which have imbedded computer processors or microchips and telecommunication, HVAC and security systems. Based on the Company's Programs and Systems inventory and information supplied by the Company's vendors and suppliers, the Company believes that its Programs and Systems are currently year 2000 compliant.

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

In the event the Company's plan for the year 2000 problem is inadequate, the Company may need to devote more resources to the process and additional costs may be incurred, which could have a material adverse effect on the Company's financial condition and results of operations. Problems encountered by the Company's vendors, customers and other third parties also may have a material adverse effect on the Company's financial condition and results of operations.

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

         The Company is exposed to some market risk through interest rates, related to its floor plan borrowing arrangements and discount rates related to finance sales. Floor plan borrowings are based on the Prime Rate of interest and are used to meet working capital needs. As of September 30, 1999, the Company had floor plan borrowings of approximately $134,420,000. Assuming an increase in the Prime Rate of interest of 100 basis points, future cash flows would be negatively affected by $1,3442,000. The interest rate variability on all other debt would not have a material adverse effect on the Company's financial statements. The Company provides all customer financing opportunities to various finance providers. The Company receives all finance charges, in excess of a negotiated discount rate, from the finance providers within 30 days. The negotiated discount rate is variable, thus subject to interest rate fluctuations. This interest rate risk is mitigated by the Company's ability to pass discount rate increases to customers through higher financing rates.

PART II.  OTHER INFORMATION

         Item 1.  Legal Proceedings

                  Not Applicable

         Item 2.  Changes in Securities

                  (a)   Not Applicable

                  (b)   Not Applicable

                  (c) On October 4, 1999, the Company completed the acquisition of substantially all of the assets of Southwest Peterbilt, Inc. and its affiliates, Southwest Truck Center, Inc. and New Mexico Peterbilt, Inc. (the "Acquisition"). Part of the consideration paid by the Company in the Acquisition consisted of 355,556 shares (the "Shares") of common stock, $.01 par value, of the Company. The Shares issued pursuant to the Acquisition were not registered under the Securities Act of 1933, as amended (the "Securities Act"), pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder. The Company relied on certain representations and warranties of the former shareholders of the acquired companies (the "Former Shareholders"), including, among other things, each of such Former Shareholders' ability to evaluate the merits and risks of an investment in the Shares, each of such Former Shareholders' status as an "accredited investor" (as that term is defined in Rule 501 (a) of Regulation
                        D) and that the Shares were acquired solely for each of such Former Shareholders' own account for investment and not with a view to distribution.

                  (d)   Not Applicable

         Item 3.  Defaults upon Senior Securities

                  Not Applicable

         Item 4.  Submission of Matters to a Vote of Security Holders

                  Not Applicable

         Item 5.  Other Information

                  Not Applicable

         Item 6.  Exhibits and Reports on Form 8-K

                  a)  Exhibits


                 Exhibit
                 Number                         Description
                 -------                        -----------
                   2.1 Asset Purchase Agreement dated September 22, 1999 by and among Rush Truck Centers of Arizona, Inc., Southwest Peterbilt, Inc., Southwest Truck Center, Inc., and Edward Donahue, Sr. (Incorporated herein by reference to Exhibit 2.1 of the Company's current report on Form 8-K filed on October 19, 1999)

                   2.2 Asset Purchase Agreement dated September 22, 1999 by and among Rush Truck Centers of New Mexico, Inc., New Mexico Peterbilt, Inc. and Edward Donahue, Sr. (Incorporated herein by reference to Exhibit 2.2 of the Company's current report on Form 8-K filed on October 19, 1999)

                  10.1 Registration Rights Agreement dated October 1, 1999 by and among Rush Enterprises, Inc., Southwest Peterbilt, Inc., Southwest Truck Center, Inc. and New Mexico Peterbilt, Inc. (Incorporated herein by reference to Exhibit 10.1 of the Company's current report on Form 8-K filed on October 19, 1999)

                  27.1*    Financial data schedule

                      *    Filed herewith

                  b) Reports on Form 8-K

                  a) Form 8-K dated October 19, 1999, describing the acquisition of assets from Southwest Peterbilt, Inc. and its Affiliates, Southwest Truck Center, Inc., and New Mexico Peterbilt, Inc.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            RUSH ENTERPRISES, INC.



Date:    November 13, 1999                  By: /S/ W. MARVIN RUSH
                                                --------------------------------
                                            Name:  W. Marvin Rush
                                            Title: Chairman and Chief Executive
                                                   Officer
                                                   (Principal Executive Officer)

Date:    November 13, 1999                  By: /S/ Martin A. Naegelin, Jr.
                                                --------------------------------
                                            Name:  Martin A. Naegelin, Jr.
                                            Title: Vice President and Chief
                                                   Financial Officer
                                                   (Principal Financial and
                                                   Accounting Officer)

                                 EXHIBIT INDEX

EXHIBIT
NUMBER            DESCRIPTION
-------           -----------
27.1          Financial Data Schedule