Form 10-K405
period 1999-12-31
RUSH ENTERPRISES INC \TX\
filed 2000-03-30
CIK 1012019

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1999

                         Commission file number 0-20797

                             RUSH ENTERPRISES, INC.
             (Exact name of registrant as specified in its charter)

                   TEXAS                                      74-1733016
       (State or other jurisdiction of                    (I.R. S. Employer
        incorporation or organization)                    Identification No.)

      555 IH 35 SOUTH, NEW BRAUNFELS, TX                        78130
   (Address of principal executive offices)                   (Zip Code)

       Registrant's telephone number, including area code: (830) 626-5200

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

         INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO
ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. X
                            ---

         The aggregate market value of voting stock held by non-affiliates of the registrant as of March 23, 2000 was approximately $23,151,750, based upon the last sales price on March 23, 2000 on the NASDAQ National Market for the Company's common stock. The registrant had 7,002,044 shares of Common Stock outstanding on March 23, 2000.

                       DOCUMENTS INCORPORATED BY REFERENCE
           PORTIONS OF REGISTRANT'S DEFINITIVE PROXY STATEMENT FOR THE REGISTRANT'S 2000 ANNUAL MEETING OF SHAREHOLDERS, TO BE FILED WITH THE
      SECURITIES AND EXCHANGE COMMISSION NOT LATER THAN APRIL 30, 2000, ARE
           INCORPORATED BY REFERENCE INTO PART III OF THIS FORM 10-K.

                             RUSH ENTERPRISES, INC.

                               INDEX TO FORM 10-K

                          YEAR ENDED DECEMBER 31, 1999


                                                                                                         PAGE NO.
                                                                                                         --------
                                     PART I
Item 1.           Business                                                                                      3
Item 2.           Properties                                                                                   25
Item 3.           Legal Proceedings                                                                            25
Item 4.           Submission of Matters to a Vote of Security Holders                                          25

                                     PART II

Item 5.           Market for Registrant's Common Stock and Related Shareholder Matters                         26
Item 6.           Selected Consolidated Financial and Operating Data                                           26
Item 7.           Management's Discussion and Analysis of Financial Condition and Results
                   of Operations                                                                               29
Item 7a.          Quantitative and Qualitative Disclosures about Market Risk                                   39
Item 8.           Financial Statements and Supplementary Data                                                  40
Item 9.           Changes in and Disagreements with Accountants on Accounting and
                  Financial Disclosure                                                                         64

                                    PART III

Item 10.          Directors and Executive Officers of the Registrant                                           64
Item 11.          Executive Compensation                                                                       64
Item 12.          Security Ownership of Certain Beneficial Owners and Management                               64
Item 13.          Certain Relationships and Related Transactions                                               64

                                     PART IV

Item 14.          Exhibits, Financial Statement Schedules and Reports on Form 8-K                              65

     Certain statements contained in this Form 10-K are "forward-looking statements" within the meaning of the Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended. Specifically, all statements other than statements of historical fact included in this Form 10-K regarding the Company's financial position, business strategy and plans and objectives of management of the Company for future operations are forward-looking statements. These forward-looking statements are based on the beliefs of the Company's management, as well as assumptions made by and information currently available to the Company's management. When used in this report, the words "anticipate," "believe," "estimate," "expect" and "intend" and words or phrases of similar import, as they relate to the Company or its subsidiaries or Company management, are intended to identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions related to certain factors including, without limitation, competitive factors, general economic conditions, customer relations, relationships with vendors, the interest rate environment, governmental regulation and supervision, seasonality, distribution networks, product introductions and acceptance, technological change, changes in industry practices, one time events and other factors described herein and in the Company's Registration Statement on Form S-1 (File No. 333-03346) and in the Company's annual, quarterly and other reports filed with the Securities and Exchange Commission (collectively, "cautionary statements"). Although the Company believes that its expectations are reasonable, it can give no assurance that such expectations will prove to be correct. Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected, or intended. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the applicable cautionary statements. The Company does not intend to update these forward-looking statements.


PART I

ITEM 1.  BUSINESS

     References herein to the "Company" or "Rush Enterprises" mean Rush Enterprises, Inc., a Texas corporation, its subsidiaries and Associated Acceptance, Inc., the insurance agency affiliated with the Company, unless the context requires otherwise.

GENERAL

We are a full-service, integrated retailer of premium transportation and construction equipment and related services. As the leading supplier of Peterbilt trucks, we accounted for approximately 20.7% of all new Peterbilt trucks sold in the United States in 1999. In 1997, we acquired our first John Deere construction equipment dealership in Houston, Texas and have grown to become a major supplier of John Deere construction equipment. Through our strategically located networks of Rush Truck Centers and Rush Equipment Centers, we provide one-stop service for the needs of our customers, including retail sales of new and used transportation and construction equipment, as well as after-market parts sales, service and repair facilities and financing, leasing/rental, and insurance services.

     Our Rush Truck Centers are principally located in high traffic areas along the southwestern corridor of the United States. Our Rush Equipment Centers are located in two of the top six construction equipment sales markets in the United States -- Texas and Michigan. We provide leasing and rental services through our Rush Leasing and Rental Division at our one-stop Rush Truck Centers and Rush Equipment Centers. Retail financing of trucks and construction equipment, as well as a full line of insurance products, are arranged through our Rush Financial and Insurance Division. Our Rush Retail Division has developed the one-stop shopping strategy for our farm and ranch supply business.

     Our business strategy, based upon providing the customer with competitively priced products supported with timely and reliable service, has enabled us since 1996 to increase revenues at a compounded annual growth rate of 33.0% and to increase earnings at a compounded annual growth rate of 37.5%. We intend to continue to implement our business strategy, reinforce customer loyalty and remain a market leader by continuing to develop our Rush Truck Centers and Rush Equipment Centers as we extend our geographic focus through strategic acquisitions of new locations and expansions of our existing facilities.

     All of our business operations are currently conducted through five separate divisions: the Rush Truck Center Division, the Rush Equipment Center Division, the Rush Leasing and Rental Division, the Rush Financial and Insurance Division and the Rush Retail Division.

               Rush Truck Center Division. Since commencing operations as a Peterbilt heavy-duty truck dealer over 34 years ago, we have grown to operate Rush Truck Centers at 36 locations which primarily sell Peterbilt Class 8 heavy-duty trucks in the states of Texas, Colorado, Oklahoma, California, Louisiana, Arizona and New Mexico. Our Rush Truck Centers are strategically located to take advantage of increased cross-border traffic between the United States and Mexico resulting from implementation of NAFTA in 1994. During 1999, our Rush Truck Center Division accounted for approximately $662.5 million, or approximately 82.0%, of our total revenues.

               Rush Equipment Center Division. Since commencing operations as a John Deere dealer in 1997, we have grown to operate seven Rush Equipment Centers located in Texas and Michigan. We provide a full line of construction equipment for light to medium sized applications, with our primary products including John Deere backhoe loaders, hydraulic excavators, crawler dozers and four wheel drive loaders. During 1999, our Rush Equipment Center Division accounted for approximately $82.7 million, or approximately 10.2%, of our total revenues.

               Rush Leasing and Rental Division. We provide a broad line of product selections for lease or rent, including Class 8, Class 7 and Class 6 Peterbilt trucks, a full array of John Deere construction equipment products, including a variety of construction equipment trailers and heavy-duty cranes. Our lease and rental fleets are offered primarily through our Rush Truck Centers and Rush Equipment Centers on a daily, monthly or long-term basis. During 1999, our Rush Leasing and Rental Division accounted for approximately $31.0 million, or approximately 3.8%, of our total revenues.

               Rush Financial and Insurance Division. We offer third-party financing to assist customers in purchasing a new or used truck or piece of construction equipment. Additionally, we sell a complete line of property and casualty insurance, including collision and liability insurance on trucks, cargo insurance, standard automobile liability coverages, and life insurance. During 1999, our Rush Financial and Insurance Division accounted for approximately $13.6 million, or approximately 1.7%, of our total revenues. Finance and insurance revenues have limited direct costs and, therefore, contribute a disproportionate share of operating profits.

               Rush Retail Division. During 1998, we created the Rush Retail Division in connection with our acquisition of D&D Farm and Ranch Supermarket, Inc. ("D&D"). D&D is a one-stop shopping center for farm and ranch supplies, serving the greater San Antonio, Texas area. We anticipate opening a second D&D store in Houston, Texas in the second quarter of 2000. During 1999, our Rush Retail Division accounted for approximately $18.6 million, or approximately 2.3%, of our total revenues.

     We were founded and incorporated in 1965 in Texas and our three senior executives jointly have 63 years of experience in the industry. We currently conduct business through 19 subsidiaries, all of which are wholly-owned, directly or indirectly, by us. Our principal offices are at 555 IH 35 South, New Braunfels, Texas, 78130.

INDUSTRY OVERVIEW

We currently operate in two principal markets, heavy-duty trucks and construction equipment markets, which for new product sales have historically shown a high correlation to the rate of change in industrial production and gross domestic product.

     Heavy-Duty Truck Market

     We serve the domestic U.S. heavy-duty truck market which we estimate exceeded $10 billion in retail sales during 1999. According to data published by
R. L. Polk, an industry research and publication firm, the overall domestic heavy-duty truck market increased from approximately 184,989 new Class 8 (defined by the American Automobile Manufactures Association as trucks with a minimum gross vehicle weight rating above 33,000 pounds) unit sales in 1996 to approximately 247,908 new Class 8 unit sales in 1999 (a 34.0% increase). Within this market, our primary product line is Peterbilt trucks, which according to American Truck Dealers accounted for approximately 10.2% of all new heavy-duty truck registrations in 1999. More specifically, within our primary markets, according to R. L. Polk, 30,243 new heavy-duty trucks were registered in 1999, 4,832 of which were Peterbilts. Accordingly, within our markets, Peterbilt trucks achieved an average 16.0% market share, substantially higher than the national average.

     Within the markets we serve, our share of the heavy-duty truck market increased from 2,871 new unit sales in 1996, or approximately 1.5% of the overall market share in the domestic United States, to 5,366 new unit sales in 1999, for an overall domestic market share of 2.2%. This represents an 86.9% increase in unit sales and a 47% increase in market share.

         Typically, Class 8 trucks are assembled by the manufacturer utilizing certain components manufactured by other companies, including engines, transmissions, axles, wheels and other components. As trucks and truck components have become increasingly complex, including the use of computerized controls and diagnostic systems, the ability to provide state-of-the-art service for a wide variety of truck equipment has become a competitive factor in the industry. Such service requires a significant capital investment in advanced equipment, parts inventory and a high level of training of service personnel. Additionally, Environmental Protection Agency ("EPA") and Department of Transportation ("DOT") regulatory guidelines for service processes, including body shop, paint work and waste disposal, require sophisticated operating and testing equipment to ensure compliance with environmental and safety standards. Additionally, we believe that the trend towards increased lease/rental sales will continue as fleets, particularly private ones, seek to establish full-service leases or rental contracts under which the lessor/rental company provides a turn-key service including equipment, maintenance, and potentially, fuel, fuel tax reporting and other services. As a result, differentiation between truck dealers has become less dependent on pure price competition and is increasingly based on their ability to offer a wide variety of trucking services. These include the ability to provide easily accessible, efficient and sophisticated truck service and replacement parts, the ability to offer financing for truck purchases, leasing and rental programs and the ability to accept multiple unit trade-ins related to large fleet purchases. We believe our one-stop concept and the size and diversity of our dealer network gives us a competitive advantage in providing these trucking services.

     According to Martin Labbe Associates, a transportation research firm, the long-term growth rates for Class 8 trucks will approximate 1.9% per year until the year 2007. Factors, which management believes favor the continued growth in trucking, include the:

          o growth in demand for consumer and industrial goods in part as a result of the internet which has fostered a desire by consumers to receive a wider selection of packages sooner;

          o competitive pressures for "just in time" manufacturing processes where U.S. manufacturers are demanding faster, yet less costly, small shipment services.

          o deregulation in the trucking industry leading to a proliferation of freight haulers;

          o the rise of intermodal service which has established a symbiotic relationship between rail and truck service; and

          o the significant increase of cross-border truck traffic between Mexico and the United States since NAFTA became effective in January of 1994.

    However, there are signs the trucking industry as a whole, in the year 2000, will not perform up to the high standards set in 1999. Increased fuel prices and interest rates have adversely affected truck buyers. This results in fewer new truck sales, has a negative impact on used truck values, and a corresponding decrease in finance and insurance revenues for the Company. While we believe we will perform at a level above our competitors, industry factors will negatively impact our business.

    Construction Equipment Market

    Through our Rush Equipment Centers, which are authorized John Deere dealers, we serve the estimated $6.0 billion North American market for retail sales of construction equipment targeted towards light and medium applications. According to data compiled by John Deere, approximately 78,458 units of construction equipment were put into use domestically in 1999 compared to 90,158 in 1998, representing a 13% decrease. However, in the markets Rush currently serves construction activity remains strong. John Deere has more than a 24% market share in those product markets in which it has competitive products.

    John Deere's products are sold primarily through a distribution system composed of an estimated 73 dealers as of December 31, 1999, compared to approximately 100 dealers as of December 31, 1998, which operate approximately 420 stores and service centers in North America. John Deere dealerships have the exclusive right to sell new John Deere equipment and parts within their assigned area of responsibility, which means competition within a dealer's market comes primarily from dealers of competing manufacturers and, more recently, rental companies.

    The customer base of John Deere equipment users is diverse and includes residential and commercial construction businesses, independent rental companies, utility companies, government agencies, and various petrochemical, industrial and material supply businesses. Industry statistics state that approximately 57% of all construction equipment is owned by approximately 20% of the customer base. Accordingly, John Deere and its dealer group are aggressively developing more sophisticated ways to serve this large fleet owner.

    Management believes that the estimated size of the construction equipment rental industry in 1999 is greater than $10 billion and is served by over 10,000 rental companies. Although equipment unit purchases are expected to slow down in 2000, we believe that this industry will continue to grow as companies increasingly utilize rental companies as a means of outsourcing their equipment needs so as to reduce their investment in non-core assets. We intend to capitalize on these trends by operating full service Rush Equipment Centers which can satisfy the needs of both our large and small customers through a full range product offering for both sales and rentals.

    Market factors affecting the construction equipment industry include:

          o levels of commercial, residential, and public construction activities;

          o    state and federal highway and road construction appropriations;
               and

          o    the consolidation and growth of the rental business.

BUSINESS STRATEGY

    Operating Strategy. Our strategy is to operate integrated dealer networks that primarily market Peterbilt heavy-duty trucks or John Deere construction equipment and provide complementary products and services, by emphasizing the following key elements:

          o One-Stop Centers. We have developed our truck and construction equipment locations as "one-stop centers" where, at one convenient location, our customers can purchase new or used heavy-duty trucks or construction equipment, finance, lease and/or rent trucks or construction equipment, purchase after-market parts and accessories and have service performed by factory-certified technicians. We believe that this full service strategy also helps to mitigate cyclical economic fluctuations because the parts and service sales at our Rush Centers generally tend to be less volatile than our new and used truck and construction equipment sales. We intend to continue to emphasize this one-stop concept.

          o Branding Program. We employ a branding program for our facilities, designating each as a Rush Truck Center or Rush Equipment Center through distinctive signage and uniform marketing programs, in order to take advantage of our existing name recognition and to communicate the standardized high quality of our products and reliability of our services throughout our dealership networks. Our branding program extends to our services as well as our facilities. For example, we recently initiated a prepaid truck maintenance program under the "Rush" name, intended to encourage repeat service business at our Rush Truck Centers. We believe that this branding strategy will increase our market recognition and encourage our customers to utilize multiple locations throughout our dealership networks.

          o Management by Dealership Units. We measure and manage the business operations of each of our dealerships according to the specific business units operating at that location. At each of our dealerships, we operate one or more of the following business units: new sales, used sales, parts, service, leasing/rental and/or financial services. We believe that this system minimizes profit cannibalization across business units, thereby enhancing the profitability of all aspects of a dealership and increasing our overall operating margins. Operating goals are established annually and managers are rewarded for performance accordingly.

          o Integrated Management Information Systems. In order to efficiently operate separate business units within each dealership, we rely upon our management information systems to determine and monitor appropriate inventory levels and product mix at each Rush Center. Each Rush Center maintains a centralized real-time inventory tracking system that is accessible simultaneously by all locations. Our automated reordering system assists each Rush Center in maintaining the proper inventory levels and permits inventory delivery to each location, or directly to customers, typically within 24 hours from the time the order is placed. In addition, by actively monitoring market conditions, assessing product and expansion strategies and remaining abreast of changes within the market, we are able to proactively address market-by-market changes by realigning and, if necessary, adding product lines and models.

     Growth Strategy. Through the implementation of our expansion and acquisition initiatives, we have grown to operate a large, multi-state, full-service dealership network in the heavy-duty truck and construction equipment markets. We intend to continue to grow our business internally and through acquisitions by: (1) expanding the product offerings available at, and capabilities of, our existing Rush Truck and Rush Equipment Centers; (2) opening new Rush Truck and Rush Equipment Centers in under-served markets within geographic areas we currently serve; and (3) acquiring and re-branding existing third-party dealerships within new, strategically located geographic areas.

          o Expansion of Product Offerings and Capabilities. We intend to continue to expand our product lines within our Rush Truck and Rush Equipment Centers by adding those product categories which are both complementary to our Peterbilt and John Deere product lines and well-suited to the Rush operating model. Historically, we expanded into the construction equipment industry based on a common customer base among our heavy-duty truck and construction equipment purchasers. More recently, we became a dealer of Dorsey trailers and have begun to introduce trailer sales, repair and maintenance services at many of our Rush Truck Centers. Other recent and planned product line expansions include introducing cranes into our Rush Equipment Centers and Peterbilt Class 6 and Class 7 medium duty trucks into our Rush Truck Centers.

               We believe that there are many additional examples of similar product and service offerings which complement our primary product lines. Any product category expansion we pursue must satisfy our requirements that the (1) products are of a premium brand, (2) products provide opportunities for incremental income through related servicing, after-market sales or financing, and
               (3) Rush operating controls can be implemented to enhance the financial performance of the business.

          o Open New Rush Truck and Equipment Centers in Existing Markets. We believe that there are opportunities to increase our share of the heavy-duty truck and construction equipment markets by introducing our one-stop centers to under-served markets within the southwest United States and within Michigan. We are currently planning to expand existing Rush Truck Centers and/or to open new facilities in our existing areas of responsibility in Colorado, Texas, Oklahoma and California. Construction equipment expansion is currently planned or underway at two of our Rush Equipment Centers in Michigan.

               Additional dealerships would enable us to enhance revenues from our existing customer base as well as increase the awareness of the Rush brand name for new buyers. We believe there would also be opportunities for cost savings by integrating the inventory management and operations of these new locations with those of our existing networks.

          o Expand into New Geographic Areas. We plan to continue to expand our Rush Truck and Rush Equipment Center networks by acquiring additional dealerships in geographic areas contiguous to our current operations or otherwise strategically located along major interstate highways. Thus far, we have successfully expanded our presence from our Texas base into the southwest and, more recently, into Michigan, Arizona, New Mexico and California. We believe the geographic diversity of our networks has significantly expanded our customer base while ameliorating the effects of certain local economic cycles. Geographic diversification supports the sale of heavy-duty trucks, construction equipment and related parts by allowing us to allocate our inventory among the geographic regions we serve based on market demand.

               In identifying new areas for expansion, we analyze the target market's level of new heavy-duty truck registrations and construction equipment purchases, customer buying and leasing trends and the existence of competing franchises. We also assess the potential performance of a parts and service center to determine whether a market is suitable for a Rush dealership. After a market has been strategically reviewed, we survey the region for a well-situated location. Whether we acquire existing dealerships or open new Rush locations, we will introduce the Rush branding program and implement our integrated management system. Geographic expansion is a primary means by which we intend to continue to grow our core business.

     PROPERTIES

         A Rush Truck Center and Rush Equipment Center may be comprised of one or more locations, generally in close proximity, in the same city. The following is a list of our Rush Truck and Rush Equipment Center locations as of December 31, 1999:


           Property                      Location           Owned          Date             Description of Activity
                                                              or         Acquired
                                                            Leased          or
                                                                         Occupied
-------------------------------     --------------------    --------     ---------     ----------------------------------
RUSH TRUCK CENTERS

Arizona:

Rush Truck Center of Phoenix        Phoenix, Arizona         Owned         1999        New, used, parts, service, body and
                                                                                       financial

Rush Truck Center of Tucson         Tucson, Arizona          Owned         1999        New, used, parts, service, body and
                                                                                       financial

Rush Truck Center of Flagstaff      Flagstaff, Arizona      Leased         1999        Parts and service

Rush Truck Center of Chandler       Chandler, Arizona       Leased         1999        Parts

California:

Rush Truck Center of Pico Rivera    Pico Rivera, California Leased         1994        New, used, parts, service, body,
                                                                                       financial, and leasing operations for
                                                                                       truck center

Rush Truck Center of Fontana        Fontana, California      Owned         1994        New, used, parts, service, body
                                                                                       and financial

Rush Truck Center of Sun Valley     Sun Valley, California  Leased         1994(1)     Parts

Rush Truck Center of Sylmar         Sylmar, California       Owned         1999        New, used, parts, service, and financial

Rush Truck Center of San Diego      San Diego, California   Leased         1999        New, used, parts, service, body and financial

                                    San Diego, California   Leased         1999        Leasing

Rush Truck Center of Escondido      Escondido, California   Leased         1999        New, used, parts, service, and financial

Rush Truck Center of El Centro      El Centro, California   Leased         1999        Parts and service

Colorado:

Rush Truck Center of Denver         Denver, Colorado         Owned         1997        New and used

                                    Denver, Colorado         Owned         1997        Parts and service

                                    Denver, Colorado        Leased         1998        Body

Rush Truck Center of Greeley        Greeley, Colorado       Leased         1997        New, used, parts, service, and financial

Louisiana:

Rush Truck Center of Bossier        Bossier City,            Owned         1994        New, used, parts, service, body,
City                                Louisiana                                          and financial

New Mexico:

Rush Truck Center  of               Albuquerque, New        Leased         1999        New, used, parts, service, body, and
Albuquerque                         Mexico                                             financial

Oklahoma:

Rush Truck Center of Tulsa          Tulsa, Oklahoma         Leased         1998        New, used and financial

                                    Tulsa, Oklahoma         Leased            (2)      New, used, parts, service, body, and
                                                                                       financial

                                    Tulsa, Oklahoma          Owned         1995        Parts and service

                                    Tulsa, Oklahoma         Leased         1995        Body

Rush Truck Center of Oklahoma       Oklahoma City,           Owned         1995        New, used, parts, service, body, and
City                                Oklahoma                                           financial

Rush Volvo Truck Center,            Oklahoma City,           Owned         1995        Volvo new, used, parts, service,
Oklahoma City                       Oklahoma                                           financial and leasing operations

Texas:

Rush Truck Center of San            San Antonio, Texas       Owned         1973        New, used, parts, service, body, and
Antonio                                                                                financial

Rush Truck Center of Houston        Houston, Texas           Owned         1990        New and used

                                    Houston, Texas           Owned         1989        Parts and service

                                    Houston, Texas           Owned         1985        Body

                                    Houston, Texas           Owned         1992        Leasing, parts, service, and tire store

                                    Houston, Texas           Owned         (3)         New, used, parts, service, body, and
                                                                                       financial

Rush Truck Center of Sealy          Sealy, Texas             Owned         (4)         New, used, parts, service, and
                                                                                       financial

Rush Truck Center of Laredo         Laredo, Texas            Owned       1999(5)       New, used, parts, service, body
                                                                                       and financial

Rush Truck Center of Lufkin         Lufkin, Texas            Owned         1992        New, used, parts, service, body, and
                                                                                       financial

Rush Truck Center of Pharr          Pharr, Texas             Owned         1997        New, used, parts, service, body, and
                                                                                       financial

Rush Truck Center of Austin         Austin, Texas           Leased         1999        Used

Rush Truck/Equipment Center         Beaumont, Texas         Leased       1998 (6)      New, used, parts, service and financial
of Beaumont

RUSH EQUIPMENT CENTERS

Michigan:

Rush Equipment Center of            Traverse City,          Leased         1998        New, used, parts, service, and financial
Traverse City                       Michigan

Rush Equipment Center of            Ellsworth, Michigan     Leased         1998        New, used, parts, service, and financial
Ellsworth

Rush Equipment Center of            Grands Rapids,          Leased         1998        New, used, parts, service, and financial
Grand Rapids                        Michigan

Rush Equipment Center of            Lansing, Michigan       Leased         1999        New, used, parts, service, and financial
Lansing

Rush Equipment Center of Flint      Flint, Michigan         Leased         1999        New, used, parts, service, and financial

Rush Equipment Center of            Pontiac, Michigan       Leased         1999        New, used, parts, service, and financial

Pontiac

Texas:

Rush Equipment Center of            Houston, Texas           Owned         1997        New, used, parts, service, and financial
Houston


(1) Facility will be closed and relocated to new Sylmar facility by the first quarter of 2000.

(2) Construction of new facility at this site to be completed by the third quarter 2000 at which time the present parts and service and financial locations may be consolidated.

(3) Site of new dealership. Construction to be completed by the second quarter of 2000 at which time operations at other locations may be consolidated.

(4)  Site of new dealership to be opened in the second quarter of 2000.

(5)  Site of new dealership opened in the fall of 1999.

(6)  Combined truck and construction equipment operations.


         Our administrative offices are currently situated in 24,074 square feet of leased space in New Braunfels, Texas. We also occupy 3,750 square feet of leased space in San Antonio, Texas as administrative offices for our insurance services. The D&D Farm and Ranch Supermarket in Seguin, Texas occupies 26,900 square feet of owned building space and we plan to open a second D&D store occupying 66,000 square feet of owned building space in Houston, Texas in April 2000. In addition to our Rush Equipment Center in Ellsworth, Michigan, we also operate a John Deere commercial and consumer equipment location in Ellsworth, Michigan, occupying 6,000 square feet of leased space. We also own a ranch of approximately 5,700 acres in Cotulla, Texas.

    RUSH OPERATING DIVISIONS

    We are managed and operated though five distinct divisions, which are described below.

    Rush Truck Center Division

    Our Rush Truck Center Division is the operating division responsible for sales of new and used heavy-duty trucks, as well as related parts and services.

    New Truck Sales. New heavy-duty truck sales represent the largest portion of our business, accounting for approximately $466.1 million, or approximately 57.7%, of our total revenues for 1999. Rush Truck Centers primarily sell new Class 8 heavy-duty Peterbilt trucks, which constitute more than 98% of all new trucks sold by us. A new Peterbilt Class 8 heavy-duty truck typically sells at a premium, within a typical price range of $65,000 to $115,000, as compared to other Class 8 heavy-duty trucks which typically sell within a price range of $57,000 to $110,000. The average delivery times for custom-ordered new Peterbilt trucks can vary between 60 days to six months. We also sell Class 7 Peterbilt trucks, Peterbilt refuse chassis and cement mixer chassis, GMC medium-duty trucks and, at our Oklahoma Rush Truck Centers, Volvo Class 8 heavy-duty trucks. Our customers use heavy-duty trucks to haul virtually all materials, including general freight, petroleum, wood products, refuse and construction materials for both over-the road and off-road applications.

    Approximately 65% of our new truck sales are to fleet customers (defined as customers who purchase more than five trucks in any single 12-month period). Because of our large size, strong relationships with our fleet customers and ability to handle large quantities of used truck trade-ins, we are able to successfully market and sell to fleets nationwide. We believe that we have a competitive advantage over most other dealers in that we can absorb multi-unit trade-ins often associated with fleet sales of new trucks and effectively disperse the used trucks for resale throughout our dealership network. We believe that our attention to customer service and our broad range of trucking services, including our ability to offer truck financing and insurance to our customers, has resulted in a high level of customer loyalty. Management believes that approximately 70% of our truck sales during 1999 were to repeat customers.

    Used Truck Sales. Used truck sales accounted for approximately $88.4 million, or approximately 10.9%, of our total revenues for 1999. We primarily sell used Class 8 heavy-duty trucks manufactured by the leading truck manufacturers in the industry, including Peterbilt, Kenworth Truck Co., a division of PACCAR, Inc. ("Kenworth"), Freightliner Corporation, a subsidiary of Daimler Chrysler AG ("Freightliner"), Mack Trucks, Inc. ("Mack") and Navistar International Corporation ("Navistar"). Our management believes that we are well positioned to market used heavy-duty trucks due to our ability to recondition used trucks for resale utilizing the parts and service departments at our Rush Truck Centers and to reallocate our used truck inventory from one Rush Truck Center to another in order to satisfy customer demand. Approximately 80% of our used truck fleet is comprised of trucks taken as trade-ins from new truck customers to be used as all or part of such customer's down payment, with the remainder of our used truck fleet being purchased from third parties for resale.

    Truck Parts and Service. Truck-related parts and service revenues accounted for approximately $107.1 million, or approximately 13.8%, of our total revenues for 1999. We are the sole authorized Peterbilt parts and accessories supplier in each of the markets serviced by our Rush Truck Centers. The parts business augments our sales and service functions and is a source of recurring revenue. Each Rush Truck Center carries in its inventory a wide variety of Peterbilt and other truck parts, with an average of approximately 5,000 items from over 50 suppliers at each location. Rush Truck Centers offer "menu" pricing of service and body shop functions and offer expedited service at a premium price for certain routine repair and maintenance functions.

    Our Rush Truck Centers also feature various combinations of fully-equipped service and body shop facilities, the configuration of which may vary by location, capable of handling a broad range of truck repairs on most makes and classes of trucks. Each Rush Truck Center is a Peterbilt designated warranty service center and most are also authorized service centers for other manufacturers, including Caterpillar, Inc., Cummins Engine, Inc., Detroit Diesel Corporation, Eaton Corporation and Rockwell International Corporation. We have a total of approximately 409 service bays, including 13 paint bays, throughout our Rush Truck Center network.

    We perform both warranty and non-warranty service work, with the cost of the warranty work being reimbursed by the manufacturer at retail consumer rates. We estimate that approximately 20% of our truck service functions are performed under manufacturers' warranties. All service performed at our Rush Truck Centers is done by technicians who have been certified by our suppliers. We recently initiated a multi-year prepaid program for certain truck maintenance services under the "Rush" brand name, with guaranteed pricing and priority service at Rush Truck Centers. We believe that this program will increase customer traffic, customer loyalty and enhance service and parts revenue.

    Rush Equipment Center Division

    Our Rush Equipment Center Division is the operating division responsible for sales of new and used construction equipment as well as related parts and services.

    New Construction Equipment Sales. New construction equipment sales accounted for approximately $50.4 million, or approximately 6.3%, of our total revenues for 1999. Our Rush Equipment Centers carry a complete line of John Deere construction equipment. A new piece of John Deere construction equipment typically ranges in price from $20,000 for a skidsteer to $500,000 for an excavator. We augment our John Deere product line by also carrying a full line of complementary construction equipment manufactured by other suppliers. We sell to a diverse customer base including residential and commercial construction businesses, utility companies, government agencies, and various petrochemical, industrial and material supply businesses. We believe that many of our Rush Truck Center customers also utilize construction equipment, and we aggressively market our construction equipment product offerings to these customers as well as to the regional truck fleets that we serve.

    We believe that John Deere's reputation for manufacturing quality construction equipment attracts new and repeat customers who value lower maintenance and repair costs and a higher residual value at trade-in. We augment this product loyalty with an operating strategy similar to our Rush Truck Centers which focuses on providing fast, reliable service in a familiar setting. As we expand our geographic presence, we believe that our operating strategy will enable us to both increase our customer base and to generate repeat business for all product offerings.

    Used Construction Equipment Sales. Used construction equipment sales accounted for approximately $11.6 million, or approximately 1.4%, of our total revenues for 1999. We sell used construction equipment manufactured by several of the leading manufacturers, including John Deere, Case Corporation ("Case"), Caterpillar, and Komatsu, Ltd. ("Komatsu"). The majority of our used construction equipment inventory is derived from our rental fleet, and the remainder taken as trade-ins from our construction equipment customers, which affords us the opportunity to use our parts and service departments for reconditioning of used equipment.

    Construction Equipment Parts and Service. Construction equipment-related parts and service revenues accounted for approximately $19.1 million, or approximately 2.4%, of our total revenues for 1999. Each Rush Equipment Center carries in its inventory a wide variety of John Deere and other parts, with over 12,000 items from over 15 suppliers at most locations. We are the sole authorized John Deere parts and accessories supplier in each of our construction equipment markets. We also maintain a fully equipped John Deere designated warranty service operation capable of handling repairs on most types of construction equipment at each of our Rush Equipment Centers. We augment this presence with field service trucks and technicians who are capable of making on-site repairs at our customers' location.

    Rush Leasing and Rental Division

    Our Rush Leasing and Rental Division is the operating division responsible for the leasing and rental of heavy-duty trucks and construction equipment.

    Truck Leasing and Rental. Truck leasing and rental revenues accounted for approximately $23.3 million, or approximately 2.4%, of our total revenues for 1999. We engage in full-service Peterbilt truck leasing under the PacLease trade name at eight of our Rush Truck Centers and are the largest PacLease dealer in the United States. One of the benefits of our leasing and rental division is that such customers provide an additional "captive" market for our parts and service operations by creating additional parts sales and service work at Rush Truck Centers for trucks leased or rented by such customers. All of our leases require all parts sales, service and maintenance for the leased trucks to be performed at our facilities (or at facilities outside our service area, as we direct). Trucks subject to shorter term rentals are also generally serviced at our facilities. We have increased our lease and rental fleet from less than 100 trucks in 1993 to approximately 845 trucks at December 31, 1999. As of December 31, 1999, we owned approximately 33.7% of our lease and rental fleet, and leased the remaining trucks in our fleet directly from Peterbilt. Currently, the average age of trucks in our lease and rental fleet is approximately 28 months. Generally, we hold trucks in our lease and rental fleet for approximately five years and then sell such used trucks to the public through our used sales operations at our Rush Truck Centers. We have consistently realized gains on the sale of such trucks in excess of the cost of the purchase option contained in our leases with Peterbilt or the book value of trucks owned by the Company.

    Construction Equipment Rental. Construction equipment rental revenues accounted for approximately $7.7 million, or approximately 1.0%, of our total revenues for 1999. Our rental contracts require that all parts sales, service and maintenance for our rental construction equipment be performed at our facilities or at other facilities as we direct. Thus, construction equipment rental customers create additional parts sales and service work at our Rush Equipment Centers. Our construction equipment rental fleet consisted of approximately 266 pieces of equipment as of December 31, 1999. Currently, the average age of the construction equipment in our rental fleet is approximately thirteen months.

    We offer our customers both long-term and short-term rentals, as well as rental purchase options. We believe that our rental operations will continue to benefit from the current trend among our construction equipment customers to outsource operations, including construction equipment ownership, in order to minimize their capital investment in construction equipment, as well as reducing or eliminating the down-time, maintenance, repair and storage costs associated with construction equipment ownership. We believe that the availability of a well-maintained rental fleet allows our customers to more effectively manage their business operations and assets by obtaining construction equipment on an as-needed basis.

    Rush Financial and Insurance Division

    Our Rush Financial and Insurance Division is the operating division responsible for arranging third-party financing and insurance for both our heavy-duty truck and construction equipment product offerings.

    We offer our customers products which assist them in purchasing new or used trucks and construction equipment. This division accounted for approximately $13.6 million, or approximately 1.7%, of our total revenues for 1999. Finance and insurance revenues have limited direct costs and, therefore, contribute a disproportionate share of operating profits.

    New and Used Truck and Construction Equipment Financing. Through Associates Commercial Corporation, the largest third-party provider of heavy-duty truck financing in North America ("Associates"), and PACCAR Financial, we arranged customer financing for approximately $254.4 million, or 45.9%, of our total new and used truck sales in 1999, an increase of 38.6% from approximately $183.6 million in 1998. Approximately 64% of these truck financings related to new truck sales and the remainder related to used truck sales. Generally, truck financings are memorialized through the use of installment contracts, which are secured by the trucks financed, and generally require a down payment of 10% to 30% of the value of the financed truck, with the remaining balance financed over a two-to five-year period.

    In addition, through The CIT Group, Associates, John Deere Credit and others, we arranged customer financing for approximately $29.2 million, or approximately 47.1%, of our total new and used construction equipment sales in 1999. Approximately 70% of these construction equipment financings related to new construction equipment sales and the remainder related to used construction equipment sales. Generally, construction equipment financings are memorialized through the use of installment or lease contracts, which are secured by the construction equipment financed, and generally require a down payment of 0% to 10% of the value of the financed piece of construction equipment, with the remaining balance being financed over a three-to five-year period. All finance contracts for construction equipment are assigned without recourse.

    Over the last five years, the default rate on the truck financings that we originated has averaged less than 0.5% per year. Our aggregate liability for repossession losses resulting from defaults is limited to $500,000 per year for contracts sold to Associates and $200,000 per year for contracts sold to PACCAR Financial. Historically, our losses have been significantly less than the amount of our total maximum recourse liability. We experience no repossession loss on construction equipment financings that we originate because such financings are sold to third parties without recourse.

    Insurance Agency Services. We sell a complete line of property and casualty insurance, including collision and liability insurance on trucks, cargo insurance, standard automobile liability coverages, life insurance, credit life insurance and health insurance, workers' compensation coverages and homeowners' insurance. Our agents are licensed in the states of Texas, Colorado, California, Oklahoma, Louisiana, Arkansas, New Mexico and Alabama to sell insurance for various insurance companies, including Associates Insurance and Motors Insurance Corporation, a subsidiary of GMC. While our focus is on trucking-related insurance products marketed to our customers, we also sell non-trucking related insurance products to our customers as well as to the general public. We experienced an average renewal rate of 79% during 1999.

    Rush Retail Division

     Our Rush Retail Division is the operating division responsible for our investments in retail stores, which offer a broad range of supplies for farm and ranch owners.

     Our Rush Retail Division operates our D&D Farm and Ranch Supermarket which serves the greater San Antonio, Texas area. Building on our "one-stop" strategy, our D&D Farm and Ranch Supermarket offers a wide variety of indoor and outdoor farm and ranch supplies, clothing, tack, hardware and, among other items, horse trailers. Our Retail Division accounted for approximately $18.6 million, or approximately 2.3%, of our total revenues for 1999. We currently anticipate opening a second D&D Farm and Ranch Supermarket in Houston, Texas in 2000.

SALES AND MARKETING

     Our established expansion and acquisition strategy and long history of operations in the heavy-duty truck business have resulted in a strong customer base that is diverse in terms of geography, industry and scale of operations. Our Rush Truck Center customers include owner-operators, regional and national fleets, corporations and local governments. During 1999, no single Rush Truck Center customer accounted for more than 15% of our total truck sales by dollar volume. Our Rush Equipment Centers' customer base is similarly diverse and, during 1999, no single Rush Equipment Center customer accounted for more than 3% of our total construction equipment sales by dollar volume. We generally promote our products and related services through our sales staff, trade magazine advertisements and attendance at industry shows.

We believe that the consistently reliable service received by our customers and our longevity and geographic diversity have resulted in increased market recognition of the "Rush" brand name and have served to reinforce customer loyalty and continuing customer relationships. During 1999, approximately 70% of our truck sales were to previous or existing customers. In an effort to enhance our name recognition and to communicate the standardized high level of quality products and services provided at our Rush Centers, we implement our brand name concept at each of our dealerships, such that each of our dealerships is identified as either a Rush Truck Center or Rush Equipment Center. Currently, we are making a concerted effort to target our products and services to existing truck customers that are also involved in the construction business. For example, in Houston, Texas we believe that approximately 40% of our Rush Truck Center customers have also been customers at the Houston Rush Equipment Center.

FACILITY MANAGEMENT

    Personnel. Each Rush Truck and Equipment Center is managed by a general manager who oversees the operations, personnel and the financial performance of the location, subject to the direction of the Company's corporate office. Each Rush Truck Center is also typically staffed by a sales manager, parts manager, service manager, sales representatives, parts employees, and other service and make-ready employees. The sales staff of each Rush Truck and Equipment Center is compensated on a salary plus commission basis, with a high percentage of compensation based on commission, while the general manager, parts manager and service manager receive a combination of salary and performance bonus, with a high percentage of compensation based on the performance bonus. The Company believes that its employees are among the highest paid in their respective industries.

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

    Members of senior management regularly travel to each location to provide on-site management and support. Each location is audited twice a year for administrative record-keeping, human resources and environmental compliance matters. The Company has instituted succession planning pursuant to which employees in each Rush Truck and Equipment Center are groomed as assistant managers to assume management responsibilities in existing and future dealerships.

    Purchasing and Suppliers. The Company believes that pricing is an important element of its marketing strategy. Because of its size, the Rush Truck Center Division benefits from volume purchases at favorable prices that permit it to achieve a competitive pricing position in the industry. The Company purchases its Peterbilt heavy-duty truck inventory and Peterbilt parts and accessories directly from PACCAR. All other manufacturers' parts and accessories, including those of Cummins, Detroit Diesel, Caterpillar and others are purchased through wholesale vendors or from PACCAR, who buys such products in bulk for resale to the Company and other Peterbilt dealers. All purchasing, volume and pricing levels and commitments are negotiated by the Company's corporate headquarters. The Company has been able to negotiate favorable terms, which facilitates the Company's ability to offer competitive prices for its products.

    The Company purchases all of its John Deere construction equipment inventory and John Deere parts directly from John Deere. All other construction equipment manufacturers' parts and accessories are purchased through wholesale vendors by the Company. Management believes as the network of Rush Equipment Centers is developed, the Company will be able to negotiate favorable price terms through volume purchasing, thereby achieve a competitive pricing position in the industry.

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

    Distribution and Inventory Management. The Company utilizes its real-time inventory management tracking system to maintain a close link between each Rush Truck Center. This link allows for a timely and cost-effective sharing of managerial and sales information as well as the prompt transfer of inventory among various locations. The transfer of inventory reduces delays in delivery, helps maximize inventory turns and assists in controlling problems created by overstock and understock situations. The Company is linked directly to its major suppliers, including PACCAR, GMC, and John Deere via real-time satellite or frame relay communication links for purposes of ordering and inventory management. These automated reordering and satellite communication systems allow the Company to maintain proper inventory levels and permit the Company to have inventory delivered to its locations, or directly to customers, typically within 24 hours of an order being placed.

RECENT ACQUISITIONS

      In December 1999, the Company purchased substantially all the assets of Norm Pressley's Truck Center, ("Pressley"), which consisted of three dealership locations in San Diego, Escondido and El Centro, California. The transaction was valued at approximately $4.5 million with the purchase price paid in cash. An additional $700,000 consideration may be paid based on a performance based objective.

     In October 1999, the Company purchased substantially all the assets of Southwest Peterbilt, Inc., Southwest Truck Center, Inc., and New Mexico Peterbilt, Inc., ("Southwest") a Peterbilt truck dealer, which consisted of five dealership locations in Arizona and New Mexico. The transaction was valued at $23.9 million with the purchase price paid in a combination of cash and the Company's common stock. An additional $4.0 million may be paid based on a performance based objective.

     In September 1999, the Company acquired substantially all the assets of Calvert Sales, Inc., (Calvert), a John Deere construction equipment dealership. The acquisition encompasses 13 counties in eastern Michigan, including two full-service dealerships located in the Detroit and Flint areas. The transaction was valued at $11.1 million with the purchase price paid in a combination of cash and notes payable.

    In September 1998, the Company purchased substantially all of the assets of Klooster Equipment, Inc. which consisted of three full-service construction equipment dealerships and one retail only location covering 54 counties in western Michigan. The purchase price was approximately $13.1 million funded by
(i) $2.5 million of cash, (ii) $9.8 million of borrowings under the Company's floor plan financing arrangements with Associates Commercial Corporation and John Deere Inc., and (iii) $836,000 of borrowings from John Deere Credit Corp.

     In March 1998, the Company purchased all of the outstanding stock of D&D Farm and Ranch Supermarket, Inc. for approximately $10.5 million, with the purchase price being a combination of cash, notes payable and options to purchase common stock. The Company accounted for the acquisition as a purchase.

     In October 1997, the Company purchased certain assets and assumed certain liabilities of C. Jim Stewart & Stevenson, Inc., and Stewart & Stevenson Realty Corp., which primarily consisted of one full-service John Deere dealership in Houston, Texas. The purchase price was approximately $30.2 million, funded by
(i) $4 million of cash, (ii) $21.1 million of borrowings under the Company's floor plan financing arrangement with Associates Commercial Corporation and John Deere Inc., (iii) $3,080,000 in real estate borrowings from Frost National Bank, and (iv) a $2,062,500 promissory note payable to the seller.

     In March 1997, the Company purchased the assets of Denver Peterbilt, Inc., which consisted of two full-service Peterbilt dealerships in Denver and Greeley, Colorado. The purchase price was approximately $7.9 million, funded by (i) $6.5 million of cash and (ii) $1.4 million of borrowings under the Company's floor plan financing arrangement with GMAC to purchase new and used truck and parts inventory. The Company also agreed to pay the principal of Denver Peterbilt, Inc. additional amounts based on future sales of new Peterbilt trucks at the Colorado locations. The Company paid the principal of Denver Peterbilt, Inc. $2.0 million in March 1999 satisfying all terms of the agreement.

COMPETITION

     There is, and will continue to be, significant competition both within our current markets and in the new markets which we may enter. We anticipate that competition between us and other dealers will continue to increase in both our current markets and on a national level, based on:

     o   the accessibility of dealership locations;

     o   the number of dealership locations;

     o   price, value, quality and design of the products sold; and

     o   attention to customer service (including technical service).

     Our heavy-duty truck products compete with Class 8 and Class 7 trucks made by other manufacturers and sold through competing independent and factory-owned truck dealerships, including trucks manufactured by Navistar, Mack, Freightliner, Kenworth, Volvo, Ford Motor Company, Western Star Truck Holdings, Ltd., and other manufacturers. Kenworth heavy-duty trucks, which are distributed through a different, competing dealer network, are also manufactured by PACCAR, Peterbilt's parent company. Our construction equipment products compete with construction equipment manufactured by Case, Caterpillar and Komatsu, as well as other manufacturers. We believe that we are competitive in all of the dealer categories identified above, and that we are able to compete with manufacturer-dealers, independent dealers and wholesalers, rental service companies and industrial auctioneers in distributing our products on the basis of overall product quality and reputation; "Rush" name recognition and reputation for reliability; and our ability to provide comprehensive full parts and service support, as well as financing, insurance and other customer services.

     DEALERSHIP AGREEMENTS

     Peterbilt. We have entered into non-exclusive dealership agreements with Peterbilt which authorize us to act as a dealer of Peterbilt heavy-duty trucks. Our areas of responsibility currently encompass 36 locations in the states of California, Colorado, Texas, Oklahoma, Louisiana, Arizona and New Mexico. These dealership agreements have current terms expiring between March 2000 and December 2002 and impose certain operational obligations and financial requirements upon us and our dealerships. These agreements are terminable by Peterbilt upon a change of control of the Company, as such term is described in each agreement, and grant Peterbilt certain rights of first refusal relating to any sale or transfer by us of our dealership locations or if certain Rush family members desire to sell more than 100,000 shares of our voting common stock within a 12 month period to anyone other than family members or certain other specified persons. Any termination or non-renewal of these dealership agreements by Peterbilt must follow certain guidelines established by both state and federal legislation designed to protect dealers, such as us, from arbitrary termination or non-renewal of franchise agreements. The Automobile Dealers Day in Court Act and other similar state laws provide that the termination or non-renewal of a dealership agreement must be done in "good faith" and upon a showing of "good cause" by the manufacturer for such termination or non-renewal, as such terms have been defined by statute and case law.

     John Deere. We have entered into non-exclusive dealership agreements with John Deere which authorize us to act as a dealer of John Deere construction, utility and forestry equipment. These John Deere dealership agreements have no specified term or duration. Our current areas of responsibility for the sale of John Deere construction equipment encompass seven locations in the states of Texas and Michigan. The John Deere dealership agreements impose operational obligations and financial requirements upon us and our dealerships. Like the dealership agreements with Peterbilt, the dealership agreements with John Deere are terminable upon change of control, grant certain rights of first refusal and impose certain financial requirements.

     Other Truck Suppliers. In addition to our truck dealership agreements with Peterbilt, we are also an authorized dealer for Volvo at our Rush Truck Centers in Oklahoma City and Tulsa, Oklahoma, and have non-exclusive dealership agreements with GMC for the sale of GMC medium-duty trucks at our Rush Truck Centers in San Antonio, Texas, and Oklahoma City and Tulsa, Oklahoma. Sales of Volvo and GMC trucks accounted for approximately 1.0% of our total revenues for 1999. The Volvo dealership agreement is effective through March 31, 2000 and is renewable annually unless terminated by Volvo as a result of a material breach of the agreement by us. The GMC dealership agreement is effective through October 31, 2000. Both the GMC and Volvo agreements impose operating requirements upon us and require consent from the affected supplier for sale or transfer of either such agreement.

     Other Construction Equipment Suppliers. In addition to John Deere, we are an authorized dealer for suppliers of other construction equipment. The terms of such arrangements vary, but most of these dealership agreements contain termination provisions allowing the supplier to terminate the agreement after a specified notice period (usually 180 days).

     FLOOR PLAN FINANCING

     Heavy-Duty Trucks. We finance substantially all of our new truck inventory and 75% of the loan value of our used truck inventory, under a floor plan arrangement with GMAC. As of December 31, 1999, we had approximately $104.5 million outstanding under our GMAC floor plan arrangement. Our GMAC floor plan facility has no expiration date and generally is renegotiated annually. The current interest rate is the prime rate less one-half percent.

     Construction Equipment. We finance substantially all our new construction equipment inventory under floor plan facilities with John Deere and with Associates. Our John Deere facility expires September 2000 and the current interest rate is the prime rate less three-quarters of one percent. Our Associates facility expires September 2000 and the current interest rate is the prime rate less three-quarters of one percent. As of December 31, 1999, we had $36.3 million and $10.1 million, respectively, outstanding under the floor plan arrangements with John Deere and Associates. See "Management's Discussion and Analysis -- Liquidity and Capital Resources."

SEASONALITY

    The Company's heavy-duty truck business is moderately seasonal. Seasonal effects on new truck sales related to the seasonal purchasing patterns of any single customer type are mitigated by the Company's diverse customer base, including small and large fleets, governments, corporations and owner operators. However, trucks and parts and service operations historically have experienced higher volumes of sales in the third and fourth quarters. The Company has historically received benefits from volume purchases and meeting vendor sales targets in the form of cash rebates, which are typically recognized when received. Approximately 40% of such rebates are typically received in the fourth quarter, resulting in a seasonal increase in gross profit.

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

BACKLOG

     At December 31, 1999 and 1998, the Company's backlog of truck orders was approximately $180.0 million. The Company includes in backlog only confirmed orders. It takes between 60 days and six months for the Company to receive delivery from PACCAR once an order is placed. The Company expects to fill at least 90% of these orders by the end of 2000. The Company sells approximately 75% of its new heavy-duty trucks by customer special order, with the remainder sold out of inventory. Included in the Company's backlog as of December 31, 1999 are orders from a number of the Company's major fleet customers.


ENVIRONMENTAL STANDARDS AND OTHER GOVERNMENTAL REGULATIONS

     Our operations are subject to numerous federal, state and local laws and regulations, including laws and regulations designed to protect the environment and to regulate the discharge of materials into the environment, primarily relating to our service operations.

PRODUCT WARRANTIES

     Both Peterbilt and John Deere provide the retail purchasers of their products with a limited warranty against defects in materials and workmanship, excluding certain specified components which are separately warranted by the suppliers of such components. We do not undertake to provide any warranty to our customers.

     We generally sell our used trucks and construction equipment "as is" and without manufacturer's warranty, although manufacturers sometimes will provide a limited warranty on their used products if they have been properly reconditioned prior to resale or if the manufacturer's warranty on such product is transferable and has not yet expired. We do not undertake to provide any warranty to our used truck or construction equipment customers.

     TRADEMARKS

     The Peterbilt, John Deere, Volvo and GMC trademarks and trade names, which are used in connection with our marketing and sales efforts, are subject to a limited license by us from each of the respective manufacturers. These names are recognized internationally and are important in the marketing of our products. Each licensor engages in a continuous program of trademark and trade name protection in its marketing areas. We hold a registered trademark with the U. S. Patent and Trademark Office for the name "Rush."

     EMPLOYEES

     At December 31, 1999, we employed approximately 1,704 people. We have no contracts or collective bargaining agreements with labor unions and have never experienced work stoppages. We consider our relations with our employees to be good.

ITEM 2.  PROPERTIES

    See PROPERTIES section in ITEM 1 on page 11 hereof.

ITEM 3.  LEGAL PROCEEDINGS

     From time to time, we are involved in certain litigation arising out of our operations in the ordinary course of business. We maintain liability insurance, including product liability coverage, in amounts deemed adequate by management. To date, aggregate costs to us for claims, including product liability actions, have not been material. However, an uninsured or partially insured claim, or claim for which indemnification is not available, could have a material adverse effect on our financial condition. We believe that there are no claims or litigation pending the outcome of which could have a material adverse effect on our financial position or results of operations. However, due to the inherent uncertainty of litigation, there can be no assurance that the resolution of any particular claim or proceeding would not have a material adverse effect on our results of operations for the fiscal period in which such resolution occurred.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's shareholders during the fourth quarter of the fiscal year ended December 31, 1999.

PART II.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

     The Company's common stock, $0.01 par value ("Common Stock"), has been listed for quotation on the Nasdaq National Market ("NASDAQ/NMS") under the symbol "RUSH." since June 7, 1996, the date of the Company's initial public offering. The following table sets forth the high and low closing sales prices for the Common Stock for the fiscal periods indicated, as reported by the Nasdaq/NMS. The quotations represent prices in the over-the-counter market between dealers in securities, do not include retail markup, markdown or commissions and may not necessarily represent actual transactions.


                                                       High            Low
                                                     --------        --------
Fiscal 1999:

First quarter ...............................        $  12.88        $  10.44
Second quarter ..............................        $  17.38        $  10.50
Third quarter ...............................        $  19.50        $  14.25
Fourth quarter ..............................        $  16.25        $  13.75

Fiscal 1998:

First quarter ...............................        $  11.50        $   7.63
Second quarter ..............................        $  13.75        $  10.38
Third quarter ...............................        $  12.63        $   8.63
Fourth quarter ..............................        $  12.00        $   7.38



     As of March 23, 2000, there were approximately 66 record holders of Common Stock and approximately 1,566 beneficial holders of Common Stock.

     The Board of Directors intends to retain any earnings of the Company to support operations and to finance expansion and does not intend to pay cash dividends on the Common Stock in the foreseeable future. Any future determination as to the payment of dividends will be at the discretion of the Board of Directors of the Company and will depend on the Company's financial condition, results of operations, capital requirements and such other factors as the Board of Directors deems relevant.


ITEM 6.  SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA

     The following Selected Consolidated Financial and Operating Data relating to the Company has been taken or derived from the Consolidated Financial Statements and other records of the Company. The consolidated statements of income and consolidated balance sheets for each of the five years in the period ended December 31, 1999, have been audited by Arthur Andersen LLP, independent public accountants. The Consolidated Financial and Operating Data presented below may not be comparable between periods in all material respects or indicative of the Company's future financial position or results of operations due primarily to acquisitions which occurred during the periods presented, including the acquisition of the Company's Oklahoma (December 1995), Colorado (March 1997), Arizona and New Mexico (October 1999) and California (December 1999) heavy-duty truck operations, and the Company's acquisitions of the Houston, Texas (October 1997), western Michigan (September 1998) and eastern Michigan (September 1999) John Deere construction equipment centers and the acquisition of the Rush retail center in March of 1998 . See Note 15 to the Company's Consolidated Financial Statements for a discussion of such acquisitions. The Selected Consolidated Financial and Operating Data should be read in conjunction with the Company's Historical Consolidated Financial Statements and related notes and other financial information included elsewhere herein. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."


                                                                   YEAR ENDED DECEMBER 31,
                                            1995             1996            1997            1998            1999
                                         ----------       ----------      ----------      ----------      ----------
                                                                          (IN THOUSANDS)
SUMMARY OF INCOME
STATEMENT DATA
Revenues
  New and used truck sales               $  192,949       $  258,613      $  290,495      $  422,754      $  554,571
  Parts and service                          53,368           64,505          78,665         108,024         130,548
  Construction equipment
  sales                                          --               --           7,518          35,402          62,042
  Lease and rental                           10,058           13,426          14,761          18,594          25,375
  Finance and insurance                       3,980            5,855           6,026          11,432          13,581
 Retail sales                                    --               --              --          13,895          18,573
 Other                                        1,279            1,262           1,904           2,684           3,665
                                         ----------       ----------      ----------      ----------      ----------
    Total revenues                          261,634          343,661         399,369         612,785         808,355
Cost of products sold                       219,059          289,143         334,583         508,242         673,563
                                         ----------       ----------      ----------      ----------      ----------
Gross profit                                 42,575           54,518          64,786         104,543         134,792
Selling, general and
administrative                               31,238           40,552          50,618          75,849          93,502
Depreciation and amortization
                                              1,846            2,416           2,977           4,813           6,162
                                         ----------       ----------      ----------      ----------      ----------
Operating income                              9,491           11,550          11,191          23,881          35,128
Interest expense, net                         2,886            3,053           2,513           5,884           8,185
Minority interest                               162               --              --              --              --
                                         ----------       ----------      ----------      ----------      ----------
Income from continuing
operations before income taxes
                                              6,443            8,497           8,678          17,997          26,943
Income tax expense                               --            2,295           3,298           7,200          10,777
                                         ----------       ----------      ----------      ----------      ----------
Income from continuing
operations                                    6,443            6,202           5,380          10,797          16,166
Discontinued operations --
  Operating income (loss)                      (224)              --              --              --              --
  Gain on disposal                            1,785               --              --              --              --
                                         ----------       ----------      ----------      ----------      ----------
Income from discontinued
operations                                    1,561               --              --              --              --
                                         ----------       ----------      ----------      ----------      ----------
Net income                               $    8,004       $    6,202      $    5,380      $   10,797      $   16,166
                                         ==========       ==========      ==========      ==========      ==========

                                                                       YEAR ENDED DECEMBER 31,
                                                                      ------------------------
                                                                        1995            1996
                                                                      --------        --------
                                                                      (IN THOUSANDS EXCEPT PER
                                                                              SHARE DATA)
PRO FORMA INCOME
STATEMENT DATA (Unaudited)
Income from continuing operations
  before taxes ...............................................        $  6,443        $  8,497
Pro forma adjustments to reflect federal and
  state income taxes(1) ......................................           2,448           3,229
                                                                      --------        --------
Pro forma income from continuing operations after
  provision for income taxes .................................        $  3,995        $  5,268
                                                                      ========        ========
Pro forma basic and diluted income from continuing
  operations per share(2) ....................................        $    .93        $    .94
                                                                      ========        ========
Weighted average shares outstanding used in the pro forma
  basic and diluted income from continuing operations
  per share calculation ......................................           4,297           5,590
                                                                      ========        ========


                                                                           YEAR ENDED DECEMBER 31,
                                              ---------------------------------------------------------------------------
                                                 1995             1996            1997            1998            1999
                                              ----------       ----------      ----------      ----------      ----------
OPERATING DATA
Number of locations -- .................              14               14              17              28              43
Unit truck sales --
  New trucks ...........................           2,263            2,871           3,040           4,315           5,366
  Used trucks ..........................           1,135            1,349           1,952           2,087           2,156
                                              ----------       ----------      ----------      ----------      ----------
    Total unit trucks sales ............           3,398            4,220           4,992           6,402           7,522
Construction equipment unit
sales --
  New units ............................              --               --              90             227             646
  Used units ...........................              --               --              35             120             337
                                              ----------       ----------      ----------      ----------      ----------
    Total construction
   equipment unit sales ................              --               --             125             347             983
 Total  finance contracts sold
(in thousands) .........................      $   53,165       $   76,390      $   94,849      $  204,400      $  283,569
Truck lease and rental units ...........             521              559             628             667             845


                                                                           YEAR ENDED DECEMBER 31,
                                              ---------------------------------------------------------------------------
                                                 1995             1996            1997            1998            1999
                                              ----------       ----------      ----------      ----------      ----------
                                                                             (IN THOUSANDS)
BALANCE SHEET DATA
Working capital ........................      $      626       $   24,676      $   18,364      $   15,712      $    2,843
Inventories ............................          36,517           36,688          66,757         107,140         173,565
                                              ----------       ----------      ----------      ----------      ----------
Total assets ...........................          76,079          109,217         155,478         220,700         365,696
Floor plan financing ...................          34,294           42,228          63,268          89,212         150,862
Line-of-credit
  borrowings ...........................              10               20              20              10          10,953
Long-term debt, including
  current portion ......................          17,287           15,547          25,181          39,259          73,877
Shareholders' equity ...................           7,685           36,692          42,072          52,869          74,852


(1) For all periods presented prior to the Company's public offering on June 7, 1996, the Company was an S corporation and was not generally subject to corporate income taxes. The pro forma income tax provision has been computed as if the Company were subject to corporate income taxes for all periods presented based on the tax laws in effect during the respective periods. See Note 13 to the Consolidated Financial Statements.

(2) Pro forma basic and diluted income from continuing operations per share was computed by dividing pro forma income from continuing operations by the weighted average number of common shares outstanding, as adjusted for the stock split of the Common Stock and giving pro forma effect for the issuance of 547,400 shares of Common Stock, at an initial public offering price of $12.00 per share, to repay the line-of-credit borrowings made to fund the approximately $6.0 million distribution to the Company's sole shareholder of the undistributed taxable S corporation earnings. See Note 1 to the Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         Certain statements contained in this Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of the Form 10-K are "forward-looking statements" within the meaning of the Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended. Specifically, all statements other than statements of historical fact included in this Form 10-K regarding the Company's financial position, business strategy and plans and objectives of management of the Company for future operations are forward-looking statements. These forward-looking statements are based on the beliefs of the Company's management as well as assumptions made by and information currently available to the Company's management. When used in this report, the words "anticipate," "believe," "estimate," "expect" and "intend" and words or phrases of similar import, as they relate to the Company or its subsidiaries or Company management, are intended to identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions related to certain factors including, without limitation, competitive factors, general economic conditions, customer relations, relationships with vendors, the interest rate environment, governmental regulation and supervision, seasonality, distribution networks, product introductions and acceptance, technological change, changes in industry practices, onetime events and other factors described herein and in the Company's Registration Statement on Form S-1 (File No. 333-03346) and in the Company's annual, quarterly and other reports filed with the Securities and Exchange Commission (collectively, "cautionary statements"). Although the Company believes that its expectations are reasonable, it can give no assurance that such expectations will prove to be correct. Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected, or intended. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the applicable cautionary statements. The Company does not intend to update these forward-looking statements.

     We are a full-service, integrated retailer of premium transportation and construction equipment and related services. As the leading supplier of Peterbilt trucks, we accounted for approximately 20.7% of all new Peterbilt trucks sold in the United States in 1999. In 1997, we acquired our first John Deere construction equipment dealership in Houston, Texas and have grown to become a major supplier of John Deere construction equipment. Through our strategically located networks of Rush Truck Centers and Rush Equipment Centers, we provide one-stop service for the needs of our customers, including retail sales of new and used transportation and construction equipment, as well as after-market parts sales, service and repair facilities and financing, leasing/rental, and insurance services.

     Our Rush Truck Centers are principally located in high traffic areas along the southwestern corridor of the United States. Our Rush Equipment Centers are located in two of the top six construction equipment sales markets in the United States -- Texas and Michigan. We provide leasing and rental services through our Rush Leasing and Rental Division at our one-stop Rush Truck Centers and Rush Equipment Centers. Retail financing of trucks and construction equipment, as well as a full line of insurance products, are arranged through our Rush Financial and Insurance Division. Our Rush Retail Division has developed the one-stop shopping strategy for our farm and ranch supply business.

     Our business strategy, based upon providing the customer with competitively priced products supported with timely and reliable service, has enabled us since 1996 to increase revenues at a compounded annual growth rate of 33.0% and to increase earnings at a compounded annual growth rate of 37.5%. We intend to continue to implement our business strategy, reinforce customer loyalty and remain a market leader by continuing to develop our Rush Truck Centers and Rush Equipment Centers as we extend our geographic focus through strategic acquisitions of new locations and expansions of our existing facilities.

     All of our business operations are currently conducted through five separate divisions: the Rush Truck Center Division, the Rush Equipment Center Division, the Rush Leasing and Rental Division, the Rush Financial and Insurance Division and the Rush Retail Division.

     Rush Truck Center Division. Since commencing operations as a Peterbilt heavy-duty truck dealer over 34 years ago, we have grown to operate Rush Truck Centers at 36 locations which primarily sell Peterbilt Class 8 heavy-duty trucks in the states of Texas, Colorado, Oklahoma, California, Louisiana, Arizona and New Mexico. Our Rush Truck Centers are strategically located to take advantage of increased cross-border traffic between the United States and Mexico resulting from implementation of NAFTA in 1994. During 1999, our Rush Truck Center Division accounted for approximately $662.5 million, or approximately 82.0%, of our total revenues.

     Rush Equipment Center Division. Since commencing operations as a John Deere dealer in 1997, we have grown to operate nine Rush Equipment Centers located in Texas and Michigan. We provide a full line of construction equipment for light to medium sized applications, with our primary products including John Deere backhoe loaders, hydraulic excavators, crawler dozers and four wheel drive loaders. During 1999, our Rush Equipment Center Division accounted for approximately $82.7 million, or approximately 10.2%, of our total revenues.

     Rush Leasing and Rental Division. We provide a broad line of product selections for lease or rent, including Class 8, Class 7 and Class 6 Peterbilt trucks, a full array of John Deere construction equipment products, including a variety of construction equipment trailers and heavy-duty cranes. Our lease and rental fleets are offered primarily through our Rush Truck Centers and Rush Equipment Centers on a daily, monthly or long-term basis. During 1999, our Rush Leasing and Rental Division accounted for approximately $31.0 million, or approximately 3.8%, of our total revenues.

     Rush Financial and Insurance Division. We offer third-party financing to assist customers in purchasing a new or used truck or piece of construction equipment. Additionally, we sell a complete line of property and casualty insurance, including collision and liability insurance on trucks, cargo insurance, standard automobile liability coverages, and life insurance. During 1999, our Rush Financial and Insurance Division accounted for approximately $13.6 million, or approximately 1.7%, of our total revenues.

     Rush Retail Division. During 1998, we created the Rush Retail Division in connection with our acquisition of D&D Farm and Ranch Supermarket, Inc. ("D&D"). D&D is a one-stop shopping center for farm and ranch supplies, serving the greater San Antonio, Texas area. We anticipate opening a second D&D store in Houston, Texas in 2000. During 1999, our Rush Retail Division accounted for approximately $18.6 million, or approximately 2.3%, of our total revenues.


RESULTS OF OPERATIONS

The following discussion and analysis includes the Company's historical results of operations for 1997, 1998, and 1999.

     The following table sets forth for the years indicated certain financial data as a percentage of total revenues:


                                                           YEAR ENDED DECEMBER 31,
                                                ------------------------------------------
                                                  1997             1998             1999
                                                --------         --------         --------
New and used truck sales                            72.7%            69.0%            68.6%
Parts and service                                   19.7             17.6             16.1
Construction equipment sales                         1.9              5.8              7.7
Lease and rental                                     3.7              3.0              3.1
Finance and insurance                                1.5              1.9              1.7
Retail sales                                          --              2.3              2.3
Other                                                0.5              0.4              0.5
                                                --------         --------         --------
      Total revenues                               100.0            100.0            100.0
Cost of products sold                               83.8             82.9             83.3
                                                --------         --------         --------
Gross profit                                        16.2             17.1             16.7
Selling, general and administrative                 12.7             12.4             11.6
Depreciation and amortization                        0.7              0.8              0.8
                                                --------         --------         --------
Operating income                                     2.8              3.9              4.3
Interest expense, net                                0.6              1.0              1.0
                                                --------         --------         --------
Income before income taxes                           2.2%             2.9%             3.3%
                                                ========         ========         ========

FISCAL YEAR ENDED DECEMBER 31, 1999 COMPARED WITH FISCAL YEAR ENDED DECEMBER 31, 1998.

Revenues

    Revenues increased by approximately $195.6 million, or 31.9%, from $612.8 million to $808.4 million from 1998 to 1999. This increase was attributable to gains achieved from each of the Company's revenue categories, primarily as a result of improved operations, increased market demand, and revenues generated from acquisitions and new store openings.

    Sales of new and used trucks increased by approximately $131.8 million, or 31.2%, from $422.8 million to $554.6 million from 1998 to 1999. Unit sales of new and used trucks increased by 24.4% and 3.3%, respectively. The increase in new truck sales was mainly due to increasing fleet sales, acquisitions and an overall strong new truck market in 1999. The moderate growth rate in used truck sales is a result of a shortage of desirable used truck inventory during 1999 caused by fewer used truck trade-ins. The average selling price of new trucks increased by 9.6% while used truck average selling prices increased by 5.9%. New truck and used truck prices increased due to product mix and increased market demand.

    Parts and service sales increased by approximately $22.5 million, or 20.8%, from $108.0 million to $130.5 million from 1998 to 1999, with the inclusion of a full year of operations in the Rush equipment center in western Michigan, compared to only four months of operations in western Michigan in 1998, and the 1999 additions of the equipment center in eastern Michigan, and the truck centers in Arizona, New Mexico and California accounting for approximately $13.4 million or 60.4% of the increase and the remainder being attributed to growth at existing locations.

    Sales of new and used construction equipment increased approximately $26.6 million or 75.1%, from $35.4 million to $62.0 million from 1998 to 1999. The increase is due to the construction equipment segment only having four months of western Michigan operations in 1998 and the addition of the eastern Michigan construction equipment dealership in September of 1999. New and used equipment unit sales were 247 and 120, respectively, for the year ended 1998 compared to 646 and 337 new and used units, respectively, in 1999.

    Lease and rental revenues increased by approximately $6.8 million, or 36.6%, from $18.6 million to $25.4 million from 1998 to 1999, primarily due to the inclusion of a full year of operations at the Rush equipment center in western Michigan and the acquisition of the equipment center in eastern Michigan, and the remainder being attributed to growth at existing locations.

    Finance and insurance revenues increased by approximately $2.2 million, or 19.3%, from $11.4 million to $13.6 million from 1998 to 1999. The growth resulted from increased truck sales coupled with lower borrowing costs during 1999 compared to 1998. Finance and insurance revenues have limited direct costs and, therefore, contribute a disproportionate share of operating profits.

     Retail sales revenue, generated by D&D, increased $4.7 million or 33.8% from 1998 to 1999. The growth in 1999 was favorably impacted as the results for 1998 reflect only 10 months of operations due to the acquisition of D&D in February 1998.

     Other income increased approximately $1.0 million or 37.0%, from $2.7 million to $3.7 million from 1998 to 1999, primarily due to the increase in truck sales by the leasing operations.

Gross Profit

     Gross profit increased by approximately $30.3 million, or 29.0%, from $104.5 million to $134.8 million from 1998 to 1999. Approximately $10.3 million or 34.0% of the increase is attributable to the inclusion in the results of operations of retail locations either acquired in 1999 or conducting their first full year of operations in 1999. The remaining gross profit increase of $20.0 million or 66.0% is attributable to growth at existing locations. Gross profit as a percentage of sales decreased from 17.1% during 1998 to 16.7% during 1999. The decrease in gross margins was due to a slight decrease in gross margins on the sale of new trucks due to increased fleet sales in 1999, and decreases in the higher margin parts and service, and finance and insurance sales, as a percentage of total sales, from 1998 to 1999.

Selling, General and Administrative

     Selling, general and administrative expenses increased by approximately $17.7 million, or 23.4%, from $75.8 million to $93.5 million from 1998 to 1999. The increase includes $8.7 million or 49.2%, attributable to the operations of new truck and equipment locations either acquired in 1999 or conducting their first full year of operations in 1999. The remaining increase resulted primarily from an increase in salaries and sales commissions due to increases in revenues and gross profit in 1999 compared to 1998. Selling, general and administrative expenses as a percent of revenue were 12.4% and 11.6% in 1998 and 1999, respectively.

Interest Expense, Net

     Net interest expense increased by approximately $2.3 million, or 39.0%, from approximately $5.9 million to $8.2 million, from 1998 to 1999. Interest expense increased primarily as a result of increased levels of indebtedness due to higher floor plan liability levels and the debt financing of certain real property purchased or improved during 1999.

Income Before Income Taxes

     Income before income taxes increased by $8.9 million, or 49.4%, from $18.0 million to $26.9 million, from 1998 to 1999, as a result of the factors described above.

Income Taxes

     Income taxes increased by $3.6 million, or 50.0%, from $7.2 million to $10.8 million, from 1998 to 1999. The Company has provided for taxes at the 40% effective rate.


FISCAL YEAR ENDED DECEMBER 31, 1998 COMPARED WITH FISCAL YEAR ENDED DECEMBER 31, 1997.

Revenues

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

     Parts and service sales increased by approximately $29.3 million, or 37.2%, from $78.7 million to $108.0 million from 1997 to 1998, with the inclusion of a full year of operations in Colorado, Pharr and at the Rush equipment center in Houston, Texas, and the 1998 additions of the Rush retail center and the equipment center in Michigan accounting for approximately $14.4 million or 49.1% of the increase and the remainder being attributed to growth at existing locations.

     Sales of new and used construction equipment increased approximately $27.9 million or 372%, from $7.5 million to $35.4 million from 1997 to 1998. The increase is due to the construction equipment segment only having three months of operations in 1997 and the addition of the Michigan construction equipment dealership in September of 1998. New and used equipment unit sales were 247 and 120, respectively, for the year ended 1998.

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

     Retail sales revenue totaled $13.9 million during 1998 and was generated entirely by D&D in its first year with the Company.

     Other income increased approximately $0.8 million or 42.1%, from $1.9 million to $2.7 million from 1997 to 1998, primarily due to the increase in truck sales by the leasing operations.

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

Selling, General and Administrative

     Selling, general and administrative expenses increased by approximately $25.2 million, or 49.8%, from $50.6 million to $75.8 million from 1997 to 1998. The increase includes $12.9 million or 51.2%, attributable to the operations of new truck, equipment and retail locations previously described, either acquired in 1998 or conducting their first full year of operations in 1998. The remaining increase resulted from an increase in salaries and sales commissions due to increases in revenues and gross profit in 1998 compared to 1997. Selling, general and administrative expenses as a percent of revenue were 12.7% and 12.4% in 1997 and 1998, respectively.

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

     At December 31, 1999, the Company had working capital of approximately $2.8 million, including $20.0 million in cash, $29.8 million in accounts receivable, $173.6 million in inventories, and $0.7 million in prepaid expenses and other offset by $150.9 million outstanding under floor plan notes payable, $8.5 million in current maturities of long-term debt, $11.0 million in advances outstanding under lines of credit, $9.7 million of trade accounts payable, $20.5 million in accrued expenses, and $20.7 million in a note payable to shareholder. The aggregate maximum borrowing limits under working capital lines of credit with its primary truck lender are approximately $12.0 million. The Company has a separate unsecured line-of-credit agreement with a financial institution that provides for an aggregate maximum borrowing of $10,000,000.

     The Company's floor plan agreements with its primary truck lender limit the aggregate amount of borrowings based on the number of new and used trucks. As of December 31, 1999, the Company's floor plan arrangements permit the financing of up to 1,777 new trucks and 710 used trucks, and the availability for new and used trucks is 703 and 321, respectively. The Company's floor plan agreement with its primary construction equipment lender is based on the book value of the Company's construction equipment inventory. As of December 31, 1999, the aggregate amount of borrowing capacity was $25 million, with approximately $10.1 million outstanding. Additional amounts are available under the Company's John Deere dealership and credit agreements. At December 31, 1999, approximately $36.3 million was outstanding pursuant to the John Deere agreements.

     During 1999, the Company used $27.8 million of net cash in operating activities. Net income of $16.2 million and increases in depreciation and amortization, deferred income tax expense and trade accounts payable of $8.4 million, $2.6 million and $2.8 million respectively, were more than offset by increases in accounts receivable and inventories of $10.2 million and $46.7 million respectively, a decrease in accrued expenses of $0.5 million, and the gain on sale of property and equipment of $0.2 million.

     During 1999, the Company used $83.3 million of net cash in investing activities, including expenditures of $21.8 million related to business acquisitions, and $60.3 million that was related to the expansion of various facilities and the purchase of units placed in the Company's truck leasing fleet. These expenditures have resulted in a net increase of $49.0 million in property and equipment from 1998 to 1999.

     Net cash provided by financing activities in 1999 amounted to $108.6 million. Cash flows from financing activities included proceeds of $58.4 million from notes payable due to the financing of expansion projects and the purchase of units placed in the Company's truck leasing fleet, a net increase of $49.5 million in floor plan notes payable, draws on lines of credit of $10.9 million, and principal payments on notes payable of $10.2 million.

     During 1999, the Company arranged customer financing for approximately 45.9% of its total new and used truck sales, and derived approximately 64% and 36% of its finance revenues from the sale of new and used trucks, respectively. The Company's new and used truck financing is typically provided through Associates and PACCAR Financial. The Company financed approximately $254.4 million of new and used truck purchases in 1999. The Company's contracts with Associates and PACCAR Financial provide for payment to the Company of all finance charges in excess of a negotiated discount rate within 30 days of the date of financing, with such payments subject to offsets resulting from the early pay-off or defaults under installment contracts previously sold to Associates and PACCAR Financial by the Company. The Company's agreements with Associates and PACCAR Financial limit the aggregate liability of the Company for repossession losses resulting from defaults under the installment contracts sold to Associates and PACCAR Financial to $500,000 and $200,000 per year, respectively.

     In addition, through The CIT Group, Associates, John Deere Credit and others, the Company arranged customer financing for approximately $29.2 million, or approximately 47.1%, of our total new and used construction equipment sales in 1999. Approximately 70% of these construction equipment financings related to new construction equipment sales and the remainder related to used construction equipment sales. Generally, construction equipment financings are memorialized through the use of installment or lease contracts, which are secured by the construction equipment financed, and generally require a down payment of 0% to 10% of the value of the financed piece of construction equipment, with the remaining balance being financed over a three-to five-year period. The Company experiences no repossession loss on construction equipment financings because such financings are sold to third parties without recourse.


     Substantially all of the Company's truck purchases from PACCAR are made on terms requiring payment within 15 days or less from the date of shipment of the trucks from the factory. The Company finances all, or substantially all, of the purchase price of its new truck inventory, and 75% of the loan value of its used truck inventory, under a floor plan arrangement with GMAC under which GMAC pays PACCAR directly with respect to new trucks. The Company makes monthly interest payments on the amount financed but is not required to commence loan principal repayments prior to sale on new vehicles to GMAC for a period of 12 months and for used vehicles for a period of three months. At December 31, 1999, the Company had approximately $104.2 million outstanding under its floor plan financing arrangement with GMAC. GMAC permits the Company to earn, for up to 50.0% of the amount borrowed under its floor plan financing arrangement with GMAC, interest at the prime rate, less three-quarters of a percent, on overnight funds deposited by the Company with GMAC.

     Substantially all of the Company's new equipment purchases are financed by John Deere and Associates Commercial Corporation. The Company finances all, or substantially all, of the purchase price of its new equipment inventory, under its floor plan facilities. The agreement with John Deere provides interest free financing for four months after which time the amount financed is required to be paid in full, or an immediate 2.25% discount with payment due in 30 days. When the equipment is sold prior to the expiration of the four month period, the Company is required to repay the principal within approximately 10 days of the sale. Should the equipment financed by John Deere not be sold within the four month period, it is transferred to the Associates Commercial Corporation. floor plan arrangement. The Company makes principal payments to Associates Commercial Corporation, for sold inventory, on the 15th day of each month . Used and rental equipment, to a maximum of book value, is financed under a floor plan arrangement with Associates Commercial Corporation. The Company makes monthly interest payments on the amount financed and is required to commence loan principal repayments on rental equipment as book value reduces. Principal payments, for sold used equipment, are made the 15th day of each month following the sale. The loans are collateralized by a lien on the equipment. The Company's floor plan agreements limit the aggregate amount of borrowings based on the book value of new and used equipment units. As of December 31, 1999, the Company's floor plan arrangement with Associates Commercial Corporation permits the financing of up to $25 million in construction equipment. At December 31, 1999, the Company had $36.3 million and $10.1 million outstanding under its floor plan financing arrangements with John Deere and Associates Commercial Corporation, respectively.

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

Cyclicality

     The Company's business, as well as the entire retail heavy-duty truck industry, is dependent on a number of factors relating to general economic conditions, including fuel prices, interest rate fluctuations, economic recessions and customer business cycles. In addition, unit sales of new trucks have historically been subject to substantial cyclical variation based on such general economic conditions. According to R.L. Polk, industry-wide domestic retail sales of heavy-duty trucks exceeded 200,000 units for only the third time, recording approximately 247,000 new truck registrations in 1999. The industry forecasts a decrease ranging from 15% to 20% in heavy-duty new truck sales in 2000. Although the Company believes that its geographic expansion and diversification into truck-related services, including financial services, leasing, rentals and service and parts, will reduce the overall impact to the Company resulting from general economic conditions affecting heavy-duty truck sales, the Company's operations may be materially and adversely affected by any continuation or renewal of general downward economic pressures or adverse cyclical trends.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Market risk represents the risk of loss that may impact the financial position, results of operations, or cash flows of the Company due to adverse changes in financial market prices, including interest rate risk, and other relevant market rate or price risks.

         The Company is exposed to some market risk through interest rates, related to its floor plan borrowing arrangements, variable rate debt and discount rates related to finance sales. Floor plan borrowings are based on the prime rate of interest and are used to meet working capital needs. As of December 31, 1999, the Company had floor plan borrowings of approximately $150,862,000. Assuming an increase in the prime rate of interest of 100 basis points, future cash flows would be effected by $1,508,000. The interest rate variability on all other debt would not have a material adverse effect on the Company's financial statements. The Company provides all customer financing opportunities to various finance providers. The Company receives all finance charges, in excess of a negotiated discount rate, from the finance providers within 30 days. The negotiated discount rate is variable, thus subject to interest rate fluctuations. This interest rate risk is mitigated by the Company's ability to pass discount rate increases to customers through higher financing rates.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Public Accountants.                                                                          41

Consolidated Balance Sheets as of December 31, 1998 and 1999.                                                      42

Consolidated Statements of Income for the Years ended December 31, 1997, 1998 and 1999.                            43

Consolidated Statements of Shareholders' Equity for the Years ended December 31, 1997, 1998 and 1999.              44

Consolidated Statements of Cash Flows for the Years ended December 31, 1997, 1998 and 1999.                        45

Notes to Consolidated Financial Statements.                                                                        46

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS








To Rush Enterprises, Inc.:

We have audited the accompanying consolidated balance sheets of Rush Enterprises, Inc. (a Texas corporation), and subsidiaries as of December 31, 1998 and 1999, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Rush Enterprises, Inc., and subsidiaries as of December 31, 1998 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.


                                            /s/ARTHUR ANDERSEN LLP


San Antonio, Texas
February 18, 2000

                    RUSH ENTERPRISES, INC., AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1998 AND 1999

               (In Thousands, Except Shares and Per Share Amounts)


                                                                                        1998       1999
                                                                                      --------   --------
                                     ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                                          $ 22,516   $ 20,004
   Accounts receivable, net                                                             19,478     29,767
   Inventories                                                                         107,140    173,565
   Prepaid expenses and other                                                              607        736
                                                                                      --------   --------

                         Total current assets                                          149,741    224,072

PROPERTY AND EQUIPMENT, net                                                             54,448    103,426

OTHER ASSETS, net                                                                       16,511     38,198
                                                                                      --------   --------

                         Total assets                                                 $220,700   $365,696
                                                                                      ========   ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Floor plan notes payable                                                           $ 89,212   $150,862
   Current maturities of long-term debt                                                  7,095      8,463
   Advances outstanding under lines of credit                                               10     10,953
   Trade accounts payable                                                                6,926      9,710
   Accrued expenses                                                                     20,086     20,516
   Note payable to shareholder                                                          10,700     20,725
                                                                                      --------   --------

                         Total current liabilities                                     134,029    221,229

LONG-TERM DEBT, net of current maturities                                               32,164     65,414

DEFERRED INCOME TAXES, net                                                               1,638      4,201

COMMITMENTS AND CONTINGENCIES (Note 14)

SHAREHOLDERS' EQUITY:
   Preferred stock, par value $.01 per share; 1,000,000 shares authorized; 0 shares
     outstanding in 1998 and 1999                                                           --         --
   Common stock, par value $.01 per share; 25,000,000 shares authorized; 6,643,730
     shares outstanding - 1998 and 7,002,044 shares outstanding - 1999                      66         70
   Additional paid-in capital                                                           33,342     39,155
   Retained earnings                                                                    19,461     35,627
                                                                                      --------   --------

                         Total shareholders' equity                                     52,869     74,852
                                                                                      --------   --------

                         Total liabilities and shareholders' equity                   $220,700   $365,696
                                                                                      ========   ========


       The accompanying notes are an integral part of these consolidated financial statements.

                    RUSH ENTERPRISES, INC., AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999

                    (In Thousands, Except Per Share Amounts)


                                                                     1997         1998         1999
                                                                   --------     --------     --------
REVENUES:
   New and used truck sales                                        $ 290,495    $ 422,754    $ 554,571
   Parts and service                                                  78,665      108,024      130,548
    Construction equipment sales                                       7,518       35,402       62,042
   Lease and rental                                                   14,761       18,594       25,375
   Finance and insurance                                               6,026       11,432       13,581
    Retail sales                                                          --       13,895       18,573
   Other                                                               1,904        2,684        3,665
                                                                   ---------    ---------    ---------

                            Total revenues                           399,369      612,785      808,355

COST OF PRODUCTS SOLD                                                334,583      508,242      673,563
                                                                   ---------    ---------    ---------

GROSS PROFIT                                                          64,786      104,543      134,792

SELLING, GENERAL AND ADMINISTRATIVE                                   50,618       75,849       93,502

DEPRECIATION AND AMORTIZATION                                          2,977        4,813        6,162
                                                                   ---------    ---------    ---------

OPERATING INCOME                                                      11,191       23,881       35,128
                                                                   ---------    ---------    ---------

INTEREST INCOME (EXPENSE):
   Interest income                                                     1,155          982          807
   Interest expense                                                   (3,668)      (6,866)      (8,992)
                                                                   ---------    ---------    ---------

                            Total interest expense, net               (2,513)      (5,884)      (8,185)
                                                                   ---------    ---------    ---------

INCOME BEFORE INCOME TAXES                                             8,678       17,997       26,943
                                                                   ---------    ---------    ---------

PROVISION FOR INCOME TAXES                                             3,298        7,200       10,777
                                                                   ---------    ---------    ---------

NET INCOME                                                         $   5,380    $  10,797    $  16,166
                                                                   =========    =========    =========


EARNINGS PER SHARE (Note 12):
   Basic income per common share                                   $     .81    $    1.62    $    2.40
                                                                   =========    =========    =========


    Diluted income per common share and common share equivalents   $     .81    $    1.62    $    2.34
                                                                   =========    =========    =========

       The accompanying notes are an integral part of these consolidated financial statements.

                    RUSH ENTERPRISES, INC., AND SUBSIDIARIES


                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999

                                 (In Thousands)


                                 Common Stock
                           -------------------------
                             Shares                      Additional
                           Issued and        $.01         Paid-In       Retained
                           Outstanding     Par Value       Capital      Earnings
                           -----------    -----------   -----------   -----------

BALANCE, December 31, 1996     6,644       $    66       $33,342        $ 3,284

NET INCOME                        --            --            --          5,380
                             -------       -------       -------        -------

BALANCE, December 31, 1997     6,644            66        33,342          8,664

NET INCOME                        --            --            --         10,797
                             -------       -------       -------        -------

BALANCE, December 31, 1998     6,644            66        33,342         19,461

ISSUANCE OF COMMON STOCK         358             4         5,813             --

NET INCOME                        --            --            --         16,166
                             -------       -------       -------        -------

BALANCE, December 31, 1999     7,002       $    70       $39,155        $35,627
                             =======       =======       =======        =======

       The accompanying notes are an integral part of these consolidated financial statements.

                    RUSH ENTERPRISES, INC., AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999

                                 (In Thousands)


                                                                              1997         1998         1999
                                                                           ----------   ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                                              $   5,380    $  10,797    $  16,166
   Adjustments to reconcile net income to net cash provided by operating activities- net of acquisitions
       Depreciation and amortization                                           2,977        4,813        8,380
       Gain on sale of property and equipment                                   (305)        (195)        (166)
       Provision for deferred income tax expense                                 153          458        2,563
       Change in accounts receivable, net                                      2,170        2,141      (10,236)
       Change in inventories                                                  (6,658)     (25,006)     (46,739)
       Change in prepaid expenses and other, net                               1,122         (174)         (64)
       Change in trade accounts payable                                          594        1,007        2,784
       Change in accrued expenses                                              3,872        6,786         (521)
                                                                           ---------    ---------    ---------

          Net cash provided by (used in) operating activities                  9,305          627      (27,833)
                                                                           ---------    ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of property and equipment                                     (10,194)     (22,907)     (60,325)
   Proceeds from the sale of property and equipment                              581          638        1,637
   Business acquisitions                                                     (36,068)      (8,625)     (21,756)
   Change in other assets                                                       (457)        (283)      (2,824)
                                                                           ---------    ---------    ---------

          Net cash used in investing activities                              (46,138)     (31,177)     (83,268)
                                                                           ---------    ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from long-term debt                                               21,053       22,624       58,358
   Payments on long-term debt                                                 (6,951)      (5,892)     (10,179)
   Draws on floor plan notes payable, net                                     21,040       16,518       49,467
   Draws on lines of credit, net                                                  --           --       10,943
                                                                           ---------    ---------    ---------

          Net cash provided by financing activities                           35,142       33,250      108,589
                                                                           ---------    ---------    ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                          (1,691)       2,700       (2,512)

CASH AND CASH EQUIVALENTS, beginning of year                                  21,507       19,816       22,516
                                                                           ---------    ---------    ---------

CASH AND CASH EQUIVALENTS, end of year                                     $  19,816    $  22,516    $  20,004
                                                                           =========    =========    =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the year for-
     Interest                                                              $   3,378    $   6,574    $   9,323
                                                                           =========    =========    =========
     Income taxes                                                          $   1,572    $   4,478    $   8,394
                                                                           =========    =========    =========

       The accompanying notes are an integral part of these consolidated financial statements.

                    RUSH ENTERPRISES, INC., AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1. ORGANIZATION AND OPERATIONS:

Rush Enterprises, Inc. (the Company), was incorporated in June 1996 under the laws of the State of Texas. The Company, founded in 1965, now operates a Heavy-duty Truck segment and a Construction Equipment segment. The Heavy-duty Truck segment operates a regional network of 36 truck centers that provide an integrated one-stop source for the trucking needs of its customers, including retail sales of new Peterbilt and used heavy-duty trucks; parts, service and body shop facilities; and financial services, including assisting in the financing of new and used truck purchases, insurance products and truck leasing and rentals. The Company's truck centers are located in areas on or near major highways in Texas, California, Colorado, Oklahoma, Louisiana, Arizona and New Mexico. The Construction Equipment segment, formed during 1997, operates a network of seven John Deere equipment centers in Texas and Michigan. Dealership operations include the retail sale of new and used equipment, after-market parts and service facilities, equipment rentals, and the financing of new and used equipment (see note 17).

In March 1998, the Company developed a new retail division, Rush Retail Centers, and acquired all of the issued and outstanding capital stock of D & D Farm and Ranch Supermarket Inc. Rush Retail Centers' primary line of business is the retail sale of farm and ranch supplies including fencing, horse and cattle trailers, veterinarian supplies and western wear (see note 15).

In September 1998, the Company acquired all of the assets and assumed certain liabilities of Klooster Equipment, Inc. and began operations of Rush Equipment Centers Michigan. Klooster Equipment Inc.'s primary line of business is the sale and rental of new John Deere and used construction equipment, parts and service (see note 15).

In September 1999, the Company acquired substantially all the assets of Calvert Sales, Inc., (Calvert), a John Deere construction equipment dealership. The acquisition encompasses 13 counties in eastern Michigan, including two full-service dealerships located in the Detroit and Flint areas. Calvert's primary line of business is the sale and rental of new John Deere and used construction equipment, parts and service (see note 15).

In October 1999, the Company purchased substantially all the assets of Southwest Peterbilt, Inc., Southwest Truck Center, Inc., and New Mexico Peterbilt, Inc., (Southwest) a Peterbilt truck dealer, which consisted of five dealership locations in Arizona and New Mexico. Southwest's primary line of business is the sale of new Peterbilt and used heavy-duty trucks, parts and service (see note
15).

In December 1999, the Company purchased substantially all the assets of Norm Pressley's Truck Center, (Pressley), which consisted of three dealership locations in San Diego, Escondido and El Centro, California. Pressley's primary line of business is the sale of new Peterbilt and used heavy-duty trucks, parts, leasing and service (see note 15).

As part of the Company's corporate reorganization in connection with its initial public offering (Offering) in June 1996, the Company acquired, as a wholly owned subsidiary, a managing general agent (the MGA) to manage all of the operations of Associated Acceptance, Inc. (AA). W. Marvin Rush, the sole shareholder of AA, is prohibited from the sale or transfer of the capital stock of AA under the MGA agreement, except as designated by the Company. Therefore, the financial position and operations of AA have been included as part of the Company's consolidated financial position and results of operations for all periods presented.

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

Property and Equipment

Property and equipment are being depreciated over their estimated useful lives. Leasehold improvements are amortized over the useful life of the improvement, or the term of the lease, whichever is shorter. Both the straight-line and double declining-balance methods of depreciation are used. The Company capitalizes interest on borrowings during the active construction period of major capital projects. Capitalized interest is added to the cost of underlying assets and is amortized over the estimated useful life of such assets. During 1999, the Company capitalized approximately $165,000 in connection with various capital projects. The cost, accumulated depreciation and amortization and estimated useful lives are summarized as follows (in thousands):

                                                  December 31,
                                             --------------------    Estimated
                                               1998        1999     Life (Years)
                                             --------    --------   ------------
Land                                         $  9,972     $ 17,311      --
Buildings and improvements                     18,285       26,330   31 - 39
Leasehold improvements                          4,303        5,462    7 - 15
Machinery and shop equipment                    6,478        8,771    5 - 7
Furniture and fixtures                          8,043       11,413    5 - 7
Transportation equipment                        8,806       14,220    2 - 5
Leased vehicles                                 9,188       25,813    4 - 8
Construction in progress                           --       10,687
Accumulated depreciation and amortization     (10,627)     (16,581)
                                              --------    --------
                                             $ 54,448     $103,426
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

Other Assets

Other assets primarily consist of goodwill related to acquisitions of approximately $15.1 million and $37.0 million, as of December 31, 1998 and 1999, respectively, and long-term deposits. The goodwill is being amortized on a straight-line basis over estimated useful lives ranging from 15 to 30 years. Accumulated amortization of other assets, at December 31, 1998 and 1999, was approximately $1.1 million and $2.0 million, respectively. Periodically, the Company assesses the appropriateness of the asset valuations of goodwill and the related amortization period.

Income Taxes

Income taxes are accounted for under the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). SFAS 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in a company's financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the differences between the financial statement and tax bases of assets and liabilities using currently enacted tax rates in effect for the years in which the differences are expected to reverse.

Revenue Recognition Policies

Income on the sale of vehicles and construction equipment (collectively, "unit") is recognized when the seller and customer execute a purchase contract and delivery has occurred and there are no significant uncertainties related to financing or collectibility. Finance income related to the sale of a unit is recognized over the period of the respective finance contract on the effective interest rate method if the finance contract is retained by the Company. During 1997, 1998 and 1999, no finance contracts were retained for any significant length of time by the Company but were generally sold, with limited recourse, to certain finance companies concurrent with the sale of the related unit. Gain or loss is recognized by the Company upon the sale of such finance contracts to the finance companies, net of a provision for estimated repossession losses and early repayment penalties. Lease and rental income is recognized over the period of the related lease or rental agreement. Parts and services revenue is earned at the time the Company sells the parts to its customers, or at the time the Company completes the service work order related to service provided to the customer's unit. Payments received on pre-paid maintenance plans are deferred as a component of accrued expenses and recognized as income when the maintenance is performed. Retail revenue is earned at the time the Company sells the merchandise to its customer.

Statement of Cash Flows

Cash and cash equivalents generally consist of cash and other money market instruments. The Company considers any temporary investments that mature in three months or less when purchased to be cash equivalents for reporting cash flows.

Noncash activities during the periods indicated were as follows (in thousands):

                                                                     Year Ended December 31,
                                                                  ----------------------------
                                                                    1997     1998      1999
                                                                  -------  --------   --------
Liabilities incurred in connection with acquisitions of
   dealerships and leasing operations                             $ 2,063   $ 1,750    $   --
Assignment of debt in connection with the disposal of property
   and equipment                                                  $ 1,061   $     -    $3,536

3.   SUPPLIER AND CUSTOMER CONCENTRATION:

Major Suppliers and Dealership Agreements

The Company has entered into dealership agreements with various companies (Distributors). These agreements are nonexclusive agreements that allow the Company to stock, sell at retail and service trucks and products of the Distributors in the Company's defined market. The agreements allow the Company to use the Distributor's name, trade symbols and intellectual property and expire as follows:

 Distributor                           Expiration Dates
 -----------                           ----------------
  PACCAR                              March 2000 to December  2002
  GMC                                 October 2000
  Volvo                               March 2000
  John Deere                          Indefinite

These agreements impose a number of restrictions and obligations on the Company, including restrictions on a change in control of the Company and the maintenance of certain required levels of working capital. Violation of such restrictions could result in the loss of the Company's right to purchase the Distributor's products and use the Distributor's trademarks. As of December 31, 1999, the Company's management believes it was in compliance with all the restrictions of its dealership agreements.

The Company purchases most of its new vehicles and parts from PACCAR, the maker of Peterbilt trucks and parts, at prevailing prices charged to all franchised dealers. Sales of new Peterbilt trucks accounted for 97 percent and 98 percent of the Company's new vehicle sales for the years ended December 31, 1998 and 1999, respectively.

The Company purchases most of its new construction equipment and parts from John Deere at prevailing prices charged to all franchised dealers. Sales of new John Deere equipment accounted for 88 percent and 91 percent of the Company's new equipment sales for the years ended December 31, 1998 and 1999, respectively.

Primary Lenders

The Company purchases its new and used truck and construction equipment inventories with the assistance of floor plan financing programs offered by various financial institutions and John Deere. The financial institution used for truck inventory purchases also provides the Company with a line of credit that allows borrowings of up to $12,000,000 and other variable interest rate notes. The loan agreement with the financial institution, used for truck inventory purchases, provides that such agreement may be terminated at the option of the lender with notice of 120 days.

The loan agreement with the financial institution used primarily for construction equipment purchases expires in September 2000. Additionally, financing is provided by John Deere pursuant to the Company's equipment dealership agreement. Furthermore, the agreements also provide that the occurrence of certain events will be considered events of default. In the event that the Company's financing becomes insufficient, or its relationship terminates with the current primary lenders, the Company would need to obtain similar financing from other sources. Management believes it can obtain additional floor plan financing or alternative financing if necessary (see note
6).

Concentrations of Credit Risks

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable.

The Company places its cash and cash equivalents with what it considers to be quality financial institutions. At December 31, 1999, the Company had deposits in excess of federal insurance totaling approximately $5.0 million.

Concentrations of credit risk with respect to trade receivables are reduced because a large number of geographically diverse customers make up the Company's customer base, thus, spreading the trade credit risk. A majority of the Company's business, however, is concentrated in the United States heavy-duty trucking and construction equipment markets and related aftermarkets. The Company controls credit risk through credit approvals and by selling certain trade receivables without recourse. Related to the Company's finance contracts, after the finance contract is entered into, the Company generally sells the contracts to a third party. The finance contracts are sold both with and without recourse, but the annual amount of recourse losses which can be put to the Company is contractually limited (see note 14). Historically, bad debt expense associated with the Company's accounts receivable and finance contracts has not been significant.

4. ACCOUNTS RECEIVABLE:

The Company's accounts receivable, net, consisted of the following (in thousands):

                                                                   December 31,
                                                                 1998       1999
                                                               ---------  ---------
Trade accounts receivable from sale of vehicles and
  construction equipment                                         $13,719    $23,429
Other trade receivables                                            3,066      2,596
Warranty claims                                                    1,647      2,326
Other accounts receivable                                          1,646      2,016
Less- Allowance for doubtful receivables and repossession
   losses                                                           (600)      (600)
                                                                 -------    -------

                            Total                                $19,478    $29,767
                                                                 ======     ======

For the years ended December 31, 1997, 1998 and 1999, the Company had no significant related party sales.

5. INVENTORIES:

The Company's inventories consisted of the following (in thousands):

                                             December 31,
                                          1998          1999
                                       ----------    ----------
New vehicles                             $ 24,550      $ 72,340
Used vehicles                              12,231        15,977
Construction equipment - new               30,780        38,494
Construction equipment - used               4,000         6,300
Construction equipment - rental            10,000         9,000
Parts and accessories                      20,982        23,645
Other                                       4,597         7,809
                                         --------      --------

                Total                    $107,140      $173,565
                                         ========      ========

6. FLOOR PLAN NOTES PAYABLE AND LINES OF CREDIT:

Floor Plan Notes Payable

Floor plan notes are financing agreements to facilitate the Company's purchase of new and used trucks and construction equipment. These notes are collateralized by the inventory purchased and accounts receivable arising from the sale thereof. The Company's floor plan notes have interest rates at prime less a percentage rate as determined by the finance provider, as defined in the agreements. The interest rates applicable to these agreements were 7.75 to 8.0 percent as of December 31, 1999. The amounts borrowed under these agreements are due when the related truck or construction equipment inventory (collateral) is sold and the sales proceeds are collected by the Company, or in the case of construction equipment rentals, when the carrying value of the equipment is reduced. These lines may be modified, suspended, or terminated by the lender as described in note 3.

The Company's floor plan agreement with its primary truck lender limits the borrowing capacity based on the number of new and used trucks that may be financed. As of December 31, 1999, the aggregate amounts of unit capacity for new and used trucks are 1,777 and 710, respectively, and the availability for new and used trucks is 703 and 321, respectively.

The Company's floor plan agreement with its construction equipment lender is based on the book value of the Company's construction equipment inventory. As of December 31, 1999, the aggregate amount of borrowing capacity with the Company's equipment lender was $25 million, with approximately $10.1 million outstanding. Additional amounts are available under the Company's John Deere dealership and credit agreements. At December 31, 1999, approximately $36.3 million was outstanding pursuant to the John Deere agreements.

Amounts of collateral as of December 31, 1999, are as follows (in thousands):

Inventories, new and used vehicles and construction equipment
   at cost based on specific identification                           $142,111
Truck and construction equipment sale related accounts
   receivable                                                           22,534
                                                                      --------

                            Total                                     $164,645
                                                                      ========

Floor plan notes payable                                              $150,862
                                                                      ========

Lines of Credit

The Company has a separate line-of-credit agreement with a financial institution that provides for an aggregate maximum borrowing of $12,000,000, with advances generally limited to 75 percent of new parts inventory. Advances bear interest at prime less one-half of one percent. Advances under the line-of-credit agreement are secured by new parts inventory. The line-of-credit agreement contains financial covenants. The Company was in compliance with these covenants at December 31, 1999. Either party may terminate the agreement with 30 days written notice. As of December 31, 1998 and 1999, advances outstanding under this line-of-credit agreement amounted to $10,000 and $3,010,000, respectively. As of December 31, 1999, $7,909,000 was available for future borrowings. This line is discretionary and may be modified, suspended or terminated at the election of the lender.

The Company has a separate unsecured line-of-credit agreement with a financial institution that provides for an aggregate maximum borrowing of $10,000,000. Advances bear interest at prime or LIBOR plus 2.5%, pursuant to the election of the Company at the time of borrowing. The line-of-credit agreement contains financial covenants. The Company was in compliance with these covenants at December 31, 1999. The line-of-credit agreement has a term of one year and expires in December 2000. As of December 31, 1998 and 1999, advances outstanding under this line-of-credit agreement amounted to $0 and $5,000,000, respectively. As of December 31, 1999, $5,000,000 was available for future borrowings.

The Company has a separate line-of-credit agreement with a financial institution that provides for an aggregate maximum borrowing of $3,500,000, with advances generally limited to 100 percent of the book value of the Company's service units. Advances bear interest at prime less .75%. Advances under the line-of-credit agreement are secured by service units. The line-of-credit agreement contains financial covenants. The Company was in compliance with these covenants at December 31, 1999. Either party may terminate the agreement with 30 days written notice. As of December 31, 1998 and 1999, advances outstanding under this line-of-credit agreement amounted to $0 and $2,943,000, respectively. As of December 31, 1999, $557,000 was available for future borrowings. This line may be terminated at the election of the lender or the Company, for any reason, by giving 60 days written notice.

Note payable to shareholder is a short-term note that is payable on demand and bears interest equal to one-quarter of one percent per annum less than the rate of interest received by the Company under its agreement to deposit overnight funds in interest bearing accounts with one of the Company's floor plan lenders.

7.   LONG-TERM DEBT:

Long-term debt is comprised of the following (in thousands):

                                                         December 31,
                                                     1998          1999
                                                    -------       -------
Variable interest rate term notes                   $ 1,572       $13,175
Fixed interest rate term notes                       37,687        60,702
                                                    -------       -------

                  Total debt                         39,259        73,877

Less- Current maturities                             (7,095)       (8,463)
                                                    -------       -------

                                                    $32,164       $65,414
                                                    =======       =======


As of December 31, 1999, debt maturities are as follows (in thousands):

   2000                                   8,463
   2001                                   8,769
   2002                                  10,809
   2003                                   8,384
   2004                                   8,515
   Thereafter                            28,937
                                        -------

                                        $73,877
                                        =======

The Company's variable interest rate notes are with one of the Company's primary lenders and have an interest rate of LIBOR plus 2.4% which was 8.78% at December 31, 1999. Monthly payments of these notes range from $4,000 to $11,333, plus interest. These notes mature in 2014 and 2015.

The Company's fixed interest rate notes are primarily with financial institutions and have interest rates ranging from 6.1 percent to 9.0 percent at December 31, 1999. Payments on the notes range from $257 per month to $51,333 per quarter, plus interest. Maturities of these notes range from April 2000 to January 2015.

The proceeds from the issuance of the variable and fixed rate notes were used primarily to acquire land, buildings and improvements, transportation equipment and leased vehicles. The notes are secured by the assets acquired by the proceeds of such notes.

8.   DISCLOSURES ABOUT FAIR VALUE OF
      FINANCIAL INSTRUMENTS:

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

9.   DEFINED CONTRIBUTION PENSION PLANS:

The Company has a defined contribution pension plan (the Rush Plan) which is available to all Company employees and the employees of certain affiliates. As of January and July 1st of every year, each employee who has completed six months of continuous service is entitled to enter the Rush Plan. Participating employees may contribute from 2 percent to 10 percent of total gross compensation. The Company, at its discretion, contributed an amount equal to 25 percent of the employees' contributions for those employees with less than five years of service and contributed an amount equal to 50 percent of the employees' contributions for those employees with more than 5 years of service. During the years ended December 31, 1997, 1998 and 1999, the Company incurred expenses of approximately $215,000, $648,000 and $1,192,000, respectively, related to the Rush Plan.

Through March 1998, South Coast Peterbilt also had a defined contribution pension plan (the South Coast Plan) which was available to all employees of South Coast Peterbilt. Effective April 1, 1998, the South Coast Plan was terminated at which time all eligible South Coast employees were permitted to enter the Rush Plan. During the years ended December 31, 1997 and 1998, South Coast incurred expenses of approximately $151,000 and $46,000, respectively, related to the South Coast Plan.

The Company currently does not provide any postretirement benefits other than pensions nor does it provide any postemployment benefits.

10.  LEASES:

Vehicle Leases

The Company leases vehicles primarily over periods ranging from one to six years under operating lease arrangements. These vehicles are subleased to customers under various agreements in its own leasing operation. Generally, the Company is required to incur all operating costs and pay a minimum rental and an excess mileage charge based on maximum mileage over the term of the lease. Vehicle lease expenses for the years ended December 31, 1997, 1998 and 1999, were approximately $4,915,000, $5,648,000 and $5,992,600, respectively.

Minimum rental commitments for noncancelable vehicle leases in effect at December 31, 1999, are as follows (in thousands):

2000                                        5,624
2001                                        4,390
2002                                        3,400
2003                                        2,348
2004                                        1,168
Thereafter                                    571
                                        ---------

                Total                    $ 17,501
                                         ========

Customer Vehicle Leases

A Company division leases both owned and leased vehicles to customers primarily over periods of one to six years under operating lease arrangements. The leases require a minimum rental and a contingent rental based on mileage. Rental income during the years ended December 31, 1997, 1998 and 1999, consisted of minimum payments of approximately $7,978,000, $7,867,000 and $8,329,000, respectively, and contingent rentals of approximately $1,940,000, $1,862,000 and $1,694,000, respectively. Minimum lease payments to be received for noncancelable leases and subleases in effect at December 31, 1999, are as follows (in thousands):

2000                                    $  9,625
2001                                       8,097
2002                                       6,967
2003                                       5,635
2004                                       3,759
Thereafter                                 2,517
                                        --------

                Total                   $ 36,600
                                        ========

Other Leases - Land and Buildings

The Company leases various facilities under operating leases which expire at various times through 2023. Rental expense for the years ended December 31, 1997, 1998 and 1999 was $1,194,000, $1,423,000 and $1,460,000, respectively.
Future minimum lease payments under noncancelable leases at December 31, 1999, are as follows (in thousands):


2000                                     $ 2,250
2001                                       1,789
2002                                       1,601
2003                                       1,476
2004                                       1,131
Thereafter                                 3,307
                                        --------

                Total                   $ 11,554
                                        ========

11.  STOCK OPTIONS AND STOCK PURCHASE WARRANTS:

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

In March 1997, 1998 and 1999 the Company granted options under the Incentive Plan to purchase an aggregate of 103,013, 168,140 and 117,150 shares, respectively, of common stock to employees. Each option granted shall become exercisable in three annual installments beginning on the third anniversary of the date of grant. The options are exercisable at a price equal to the fair value of the Company's common stock at the date of grant.

During 1997, the Board of Directors and shareholders adopted the Rush Enterprises, Inc. 1997 Non-Employee Director Stock Option Plan (the Director
Plan). The Director Plan is designed to attract and retain highly qualified non-employee directors, reserving 100,000 shares of common stock for issuance upon exercise of any awards granted under the Plan. Under the terms of this plan, each non-employee director received options to purchase 10,000 shares as of the date of adoption or on their respective date of election, all of which are fully vested and are exercisable immediately, and expire ten years from the date of grant. During each of the years ended December 31, 1997, 1998 and 1999, 30,000 options were granted and exercisable at a price equal to the fair values of the Company's common stock at the dates of grant. 20,000 of these options have been exercised as of December 31, 1999.

A summary of the Company's stock option activity, and related information for the years ended December 31, 1997, 1998 and 1999 follows:

                                           1997                  1998                  1999
                                   ------------------------------------------------------------------
                                             Weighted               Weighted              Weighted
                                              Average                Average                Average
                                             Exercise               Exercise               Exercise
                                   Options    Price      Options      Price     Options     Price

Outstanding - beginning of year         --    $     --    130,388    $   8.51    317,728    $  10.10
Granted                            133,013        8.52    198,140       11.15    147,150       12.47
Exercised                               --          --         --          --    (20,000)      10.31
Forfeited                           (2,625)       8.63    (10,800)      10.18     (7,675)      11.29
                                  --------    --------   --------    --------   --------    --------
Outstanding - end of year          130,388    $   8.51    317,728    $  10.10    437,203    $  10.87
                                  --------    --------   --------    --------   --------    --------
Exercisable at end of year          30,000    $   8.13     60,000    $  10.06     70,000    $  12.64

Weighted average fair value of
options granted during the year         --    $   3.67         --    $   5.84         --    $   5.47

The following table summarizes the information about the Company's options outstanding at December 31, 1999:

                                   Options Outstanding                    Options Exercisable
                       -----------------------------------------      --------------------------
                                        Weighted
                                         Average        Weighted                        Weighted
                                        Remaining        Average                        Average
                          Number       Contractual      Exercise         Number         Exercise
   Exercise Price      Outstanding         Life           Price       Exercisable        Price
   --------------      -----------         ----           -----       -----------        -----
   $ 7.13 - 8.63         116,638           7.2           $ 8.50          20,000          $ 7.88
   $11.00- 12.00         290 565           8.6           $11.26          20,000          $12.00
   $       16.25          30,000           9.4           $16.25          30,000          $16.25

If the Company had adopted the fair value accounting method under SFAS 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share amounts):

                                1997             1998              1999
                               -------         --------          --------
Net income:
   As Reported                 $ 5,380         $ 10,797          $ 16,166
   Pro forma                     5,265         $ 10,575          $ 15,853

Basic earnings per share:
   As Reported                 $   .81          $  1.62           $  2.40
   Pro forma                   $   .79          $  1.59           $  2.35

Diluted earnings per share:
   As Reported                 $   .81          $  1.62           $  2.34
   Pro forma                   $   .79          $  1.59           $  2.30

The fair value of these options was estimated using a Black-Scholes option pricing model with a risk-free interest rate of 5.5% for 1997 and 1998 and 6.0% for 1999, a volatility factor of .133, .422 and .510 for 1997, 1998 and 1999, respectively, a dividend yield of 0%, and an expected option life of seven years for 1997 and 1998 and five years for 1999.

In October 1997, the Company issued warrants to purchase an aggregate of 171,875 shares of common stock to C. Jim Stewart & Stevenson in connection with the purchase of the assets of the John Deere construction equipment store. The warrants are exercisable during the five-year period commencing October 6, 1998, at an exercise price equal to $12.00 per share. None of these warrants have been exercised as of December 31, 1999.

In March 1998, the Company issued options to purchase an aggregate of 109,793 shares of common stock to the seller in connection with the purchase of the stock of D & D Farm and Ranch Supermarket, Inc. The options are exercisable in four annual installments beginning on the second anniversary of the date of grant, at exercise prices equal to $9.38, $14.38 and $19.38 per share. None of these options have been exercised as of December 31, 1999.

12.   EARNINGS PER SHARE:

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


                                                                       1998               1999
                                                                    -----------        -----------
Numerator:
   Numerator for basic and diluted earnings per share-
    Net income available to common shareholders                     $10,797,000        $16,166,000
                                                                    ===========        ===========

Denominator:
   Denominator for basic earnings per share-
   weighted-average shares                                            6,643,730          6,735,360
   Effect of dilutive securities:
      Stock options                                                      25,324            117,974
      Warrants                                                              925             33,791
                                                                    -----------        -----------
   Dilutive potential common shares                                      26,249            151,765
   Denominator for diluted earnings per share--adjusted
    weighted-average shares and assumed conversions                   6,669,979          6,887,125
                                                                    ===========        ===========

Basic earnings per share                                            $      1.62        $      2.40
                                                                    ===========        ===========

Diluted earnings per share                                          $      1.62        $      2.34
                                                                    ===========        ===========

Warrants and options to purchase shares of common stock that were outstanding for the years ended December 31, 1997, 1998 and 1999, that were not included in the computation of diluted earnings per share because the exercise prices were greater than the average market prices of the common shares, are as follows:


                                                  1997             1998             1999
                                                --------         --------         --------
Warrants                                         421,875          421,875               --
Options                                          123,313          283,113           89,793
                                                --------         --------         --------
Total anti-dilutive securities                   545,188          704,988           89,793
                                                ========         ========         ========


13.  INCOME TAXES:

Prior to the Offering of the Company's common stock, the Company maintained the status of S corporation for federal and state income tax purposes. As an S corporation, the Company was generally not responsible for income taxes. Upon the closing of the Offering, the Company's S corporation election terminated and the Company was reorganized. Accordingly, the Company became subject to federal and state income taxes from that date forward.

Upon the Company's termination of its S corporation status, the Company provided deferred income taxes for cumulative temporary differences between the tax basis and financial reporting basis of its assets and liabilities at the date of termination.

Provision for Income Taxes

The tax provision for the years ended December 31, 1997, 1998 and 1999, are summarized as follows (in thousands):


                                                  1997             1998             1999
                                                --------         --------         --------
Current provision-
   Federal                                      $  2,738         $  5,652         $  6,744
   State                                             407            1,090              968
                                                --------         --------         --------
                                                   3,145            6,742            7,712
                                                --------         --------         --------
Deferred provision-
   Federal                                           132              424            2,598
   State                                              21               34              467
                                                --------         --------         --------
                                                     153              458            3,065
                                                --------         --------         --------
Provision for income taxes                      $  3,298         $  7,200         $ 10,777
                                                ========         ========         ========


The following summarizes the tax effect of significant cumulative temporary differences that are included in the net deferred income tax liability as of December 31, 1998 and 1999 (in thousands):

                                                                      1998             1999
                                                                    --------         --------
Differences in depreciation and amortization                        $  2,661         $  5,384
Accruals and reserves not deducted for tax purposes until paid          (990)          (1,108)
Other, net                                                               (33)             (75)
                                                                    --------         --------
                                                                    $  1,638         $  4,201
                                                                    ========         ========

A reconciliation of taxes based on the federal statutory rates and the provisions for income taxes for the years ended December 31, 1997, 1998 and 1999, are summarized as follows (in thousands):


                                                  1997             1998             1999
                                                --------         --------         --------
Income taxes at the federal statutory rate      $  2,951         $  6,288         $  9,430
State income taxes, net of federal benefit           286              719              933
Other, net                                            61              193              414
                                                --------         --------         --------
Provision for income taxes                      $  3,298         $  7,200         $ 10,777
                                                ========         ========         ========


14.  COMMITMENTS AND CONTINGENCIES:

The Company is contingently liable to finance companies for the notes sold to such finance companies related to the sale of trucks and construction equipment. The Company's recourse liability related to sold finance contracts is limited to 15 to 25 percent of the outstanding amount of each note sold to the finance company with the aggregate recourse liability for 1999 being limited to $700,000. The Company provides an allowance for repossession losses and early repayment penalties.

Finance contracts sold during the years ended December 31, 1997, 1998 and 1999, were $94,849,000, $204,400,000 and $283,569,000, respectively.

The Company is involved in various claims and legal actions arising in the ordinary course of business. The Company believes it is unlikely that the final outcome of any of the claims or proceedings to which the Company is a party would have a material adverse effect on the Company's financial position or results of operations; however, due to the inherent uncertainty of litigation, there can be no assurance that the resolution of any particular claim or proceeding would not have a material adverse effect on the Company's results of operations for the fiscal period in which such resolution occurred.

The Company has consulting agreements with individuals for an aggregate monthly payment of $37,786. The agreements expire in 2000 through 2001.

15.  ACQUISITIONS:

In March 1998, the Company caused its wholly owned subsidiary, Rush Retail Centers of Texas, Inc., to acquire the stock of D & D Farm and Ranch Supermarket, Inc. for approximately $10.5 million, with the purchase price being a combination of cash, notes payable and options to purchase an aggregate of 109,973 shares of common stock to the seller. The options are exercisable during the four-year period commencing March 2, 2000, at exercise prices ranging from $9.38 to $19.38 per share.

In September 1998, the Company purchased substantially all of the assets of Klooster Equipment, Inc. which consisted of three full-service John Deere construction equipment dealerships and one retail only location covering 54 counties in western Michigan. The purchase price was approximately $13.1 million funded by (i) $2.5 million of cash, (ii) $9.8 million of borrowings under the Company's floor plan financing arrangements with Associates Commercial Corporation and John Deere Inc., and (iii) $836,000 of borrowings from John Deere Credit Corp.

In September 1999, the Company acquired substantially all the assets of Calvert Sales, Inc., (Calvert), a John Deere construction equipment dealership. The acquisition encompasses 13 counties in eastern Michigan, including two full-service dealerships located in the Detroit and Flint areas. The transaction was valued at $11.1 million with the purchase price paid in a combination of cash and notes payable.

The acquisition has been accounted for as a purchase; operations of the business acquired have been included in the accompanying consolidated financial statements from the respective date of acquisition. The purchase price has been allocated based on the fair values of the assets at the date of acquisition as follows (in thousands):

               Inventories                                $ 10,711
               Property and equipment                          365
               Accrued expenses                                (52)
               Goodwill                                         37
                                                          --------

                               Total                      $ 11,061
                                                          ========


In October 1999, the Company purchased substantially all the assets of Southwest Peterbilt, Inc., Southwest Truck Center, Inc., and New Mexico Peterbilt, Inc., (Southwest) a Peterbilt truck dealer, which consisted of five dealership locations in Arizona and New Mexico. The transaction was valued at $23.9 million with the purchase price paid in a combination of cash and 355,556 shares of the Company's common stock. An additional $4.0 million may be paid based on a performance based objective.

The acquisition has been accounted for as a purchase; operations of the business acquired have been included in the accompanying consolidated financial statements from the respective date of acquisition. The purchase price has been allocated based on the fair values of the assets at the date of acquisition as follows (in thousands):

               Inventories                                $  7,517
               Property and equipment                          352
               Accrued expenses                               (570)
               Prepaid expenses and other                       33
               Goodwill                                     16,556
                                                          --------

                               Total                      $ 23,888
                                                          ========


In December 1999, the Company purchased substantially all the assets of Norm Pressley's Truck Center, (Pressley), which consisted of three dealership locations in San Diego, Escondido and El Centro, California. The transaction was valued at approximately $4.5 million with the purchase price paid in cash. An additional $700,000 may be paid based on a performance based objective.

The acquisition has been accounted for as a purchase; operations of the business acquired have been included in the accompanying consolidated financial statements from the respective date of acquisition. The purchase price has been allocated based on the fair values of the assets at the date of acquisition as follows (in thousands):

               Inventories                                $  1,458
               Property and equipment                          406
               Accrued expenses                               (329)
               Prepaid expenses and other                       85
               Goodwill                                      2,926
                                                          --------

                               Total                      $  4,546
                                                          ========

The following unaudited pro forma summary presents information as if the D & D Farm and Ranch Supermarket, Inc. and the Klooster Equipment, Inc. acquisitions had taken place at the beginning of fiscal year 1997 and the Calvert, Southwest and Pressley acquisitions had taken place at the beginning of 1998. The pro forma information is provided for information purposes only. It is based on historical information and does not necessarily reflect the actual results that would have occurred nor is it necessarily indicative of future results of operations of the Company. The following summary is for the years ended December 31, 1997, 1998 and 1999 (unaudited) (in thousands, except per share amounts):


                                                                   1997                1998                1999
                                                               ------------        ------------        ------------
Revenues                                                       $    473,805        $    763,762        $    921,481
                                                               ============        ============        ============

Income after pro forma provision for income taxes              $      6,150        $     12,671        $     17,594
                                                               ============        ============        ============

Basic income per share                                         $        .93        $       1.81        $       2.51
                                                               ============        ============        ============

Diluted income per share                                       $        .93        $       1.80        $       2.46
                                                               ============        ============        ============



16.  UNAUDITED QUARTERLY FINANCIAL DATA:

(In thousands, except per share amounts.)


                                              First        Second       Third        Fourth
                                             Quarter      Quarter      Quarter      Quarter
                                             --------     --------     --------     --------
1998

Operating revenues                           $126,075     $165,983     $153,540     $167,187
Operating income                                3,526        6,121        6,245        7,989
Income before income taxes                      2,228        4,551        4,778        6,440
Net income                                      1,337        2,730        2,868        3,862
Basic and diluted earnings per share         $    .20     $    .41     $    .43     $    .58

1999

Operating revenues                           $177,843     $189,412     $214,844     $226,256
Operating income                                7,016        8,358        8,953       10,801
Income before income taxes                      5,532        6,476        6,976        7,959
Net income                                      3,319        3,886        4,186        4,775
Basic earnings per share                     $    .50     $    .58     $    .63     $    .68
Diluted earnings per share                   $    .50     $    .57     $    .61     $    .66



17.   SEGMENTS:

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

The Company has two reportable segments: the Heavy-duty Truck segment and the Construction Equipment segment. The Heavy-duty Truck segment operates a regional network of truck centers that provide an integrated one-stop source for the trucking needs of its customers, including retail sales of new Peterbilt and used heavy-duty trucks, after-market parts, service and body shop facilities, and a wide array of financial services, including the financing of new and used truck purchases, insurance products and truck leasing and rentals. The Construction Equipment segment, formed during 1997, operates full-service John Deere dealerships that serve the Houston, Texas Metropolitan and surrounding areas and 67 counties in Michigan. Dealership operations include the retail sale of new and used equipment, after-market parts and service facilities, equipment rentals, and the financing of new and used equipment.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on income before income taxes not including extraordinary items.

The Company accounts for intersegment sales and transfers as if the sales or transfers were to third parties, that is, at current market prices. There were no material intersegment sales during the years ended December 31, 1997, 1998 and 1999.

The Company's reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies. Business units were maintained through expansion and acquisitions. The following table contains summarized information about reportable segment profit or loss and segment assets, for the years ended December 31, 1997, 1998 and 1999 (in thousands):


                                          HEAVY-DUTY    CONSTRUCTION
                                            TRUCK        EQUIPMENT
                                           SEGMENT         SEGMENT     ALL OTHER     TOTALS
                                          ----------    ------------   ---------    --------
           1997
Revenues from external customers           $381,959       $ 10,166     $  7,244     $399,369
Interest income                               1,155             --           --        1,155
Interest expense                              3,043            408          217        3,668
Depreciation and amortization                 2,555             77          345        2,977
Segment profit before income tax              8,136            116          426        8,678
Segment assets                              107,688         39,320        8,470      155,478
Expenditures for segment assets               8,622            242        1,330       10,194

           1998
Revenues from external customers           $538,209       $ 51,273     $ 23,303     $612,785
Interest income                                 982             --           --          982
Interest expense                              4,163          1,912          791        6,866
Depreciation and amortization                 3,665            623          525        4,813
Segment profit before income tax             17,219            562          216       17,997
Segment assets                              133,100         65,419       22,181      220,700
Expenditures for segment assets              16,084          1,586        5,237       22,907

           1999
Revenues from external customers           $689,109       $ 91,209     $ 28,037     $808,355
Interest income                                 807             --           --          807
Interest expense                              6,004          2,381          607        8,992
Depreciation and amortization                 4,554          1,149          459        6,162
Segment profit before income tax             22,856          2,362        1,725       26,943
Segment assets                              267,926         73,779       23,991      365,696
Expenditures for segment assets              51,935          1,229        7,161       60,325

Revenues from segments below the quantitative thresholds are attributable to four operating segments of the Company. Those segments include a farm and ranch retail center, a tire company, an insurance company, and a hunting lease operation. None of those segments has ever met any of the quantitative thresholds for determining reportable segments.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information called for by item 10 of Form 10-K is incorporated herein by reference to such information included in the Company's Proxy Statement for the 2000 Annual Meeting of Shareholders, under the captions "Election of Directors" and "Executive Officers."

ITEM 11.  EXECUTIVE COMPENSATION

     The information called for by item 11 of Form 10-K is incorporated herein by reference to such information included in the Company's Proxy Statement for the 2000 Annual Meeting of Shareholders, under the caption "Compensation of Executive Officers."

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information called for by item 12 of Form 10-K is incorporated herein by reference to such information included in the Company's Proxy Statement for the 2000 Annual Meeting of Shareholders, under the caption "Principal Shareholders and Stock Ownership of Management."

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information called for by item 13 of Form 10-K is incorporated herein by reference to such information included in the Company's Proxy Statement for the 2000 Annual Meeting of Shareholders, under the caption "Certain Transactions."

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

Index to Financial Statements

     (a) The following documents are filed as part of this Annual Report or are incorporated by reference as indicated:

     1.   The following financial statements are included under Item 8:

     Report of Independent Public Accountants

     Consolidated Balance Sheets as of December 31, 1998 and 1999

     Consolidated Statements of Income for the years ended December 31, 1997, 1998 and 1999

     Consolidated Statements of Shareholders' Equity for the years ended December 31, 1997, 1998 and 1999

     Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1998 and 1999


     Notes to Consolidated Financial Statements.

     2. The following financial statement schedules are included under Item 14: None.

     3.   Exhibits.

EXHIBIT
  NO.                               IDENTIFICATION OF EXHIBIT
2.1              Dealership Purchase Contract dated December 9, 1996 by and among Rush Truck Centers of Colorado, Inc., Rush Enterprises,
                 Inc., Denver Peterbilt, Inc., and Greg Lessing. (incorporated herein by reference to Exhibit 10.78 of the Company's Annual
                 Report on Form 10 K filed March 31, 1998)

2.2              Asset Purchase Agreement effective October 6, 1997, among Rush
                 Equipment Centers of Texas, Inc., Rush Enterprises, Inc., C.
                 Jim Stewart and Stevenson, Inc., and Stewart and Stevenson
                 Realty Corp. (incorporated by reference herein to Exhibit 2.1 to the Company's Current Report on Form 8-K filed October 21,
                 1997)

2.3              Stock Purchase Agreement dated February 20, 1998 among Rush
                 Enterprises, Inc., Rush Retail Centers, Inc., D & D Farm and
                 Ranch Supermarket, Inc. and Georgette Hawkins. (incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly
                 Report on Form 10-Q for the quarter ended March 31, 1998)

*2.4             Asset Purchase Agreement effective September 1, 1998, among
                 Rush Equipment Centers of Michigan, Inc., Rush Enterprises,
                 Inc., Klooster Equipment Inc., Mark Pirie, Conrad Klooster and
                 James Craig Klooster.

*2.5             Asset Purchase Agreement effective September 1, 1999, among
                 Rush Equipment Centers of Michigan, Inc., Rush Enterprises,
                 Inc., Calvert Sales Inc. and Thomas B. Calvert, Trustee.

2.6              Asset Purchase Agreement dated September 22, 1999 by and among
                 Rush Truck Centers of Arizona, Inc., Southwest Peterbilt, Inc.,
                 Southwest Truck Center, Inc., and Edward Donahue, Sr.
                 (incorporated herein by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K filed on October 19, 1999)

2.7              Asset Purchase Agreement dated September 22, 1999 by and among
                 Rush Truck Centers of New Mexico Peterbilt, Inc. and Edward
                 Donahue, Sr. (incorporated herein by reference to Exhibit 2.1 of the Company's Report on Form 8-K filed on October 19, 1999)

*2.8             Asset Purchase Agreement dated December 1, 1999 by and among
                 Rush Truck Centers of California, Inc., Norm Pressley's Truck
                 Center and Scott Pressley.

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


10.01.           Lease Modification Agreement dated February 1, 1994 between
                 Richard R. Shade and Barbara S. Lateer, Trustees of the Ruth R.
                 Shade Trust, et al, Engs Motor Truck Company and South Coast
                 Peterbilt (incorporated herein by reference to Exhibit 10.66 of the Company's Registration Statement No. 333-03346 on Form S-1 filed April 10, 1996).

10.02.           Lease Modification Agreement dated February 1, 1994 between
                 Angelus Block Company, Inc., Engs Motor Truck Company and South
                 Coast Peterbilt (incorporated herein by reference to Exhibit
                 10.67 of the Company's Registration Statement No. 333-03346 on
                 Form S-1 filed April 10, 1996).

10.03.           Lease Modification Agreement dated February 1, 1994 between
                 Angelus Block Company, Inc., Engs Motor Truck Company and South
                 Coast Peterbilt (incorporated herein by reference to Exhibit
                 10.68 of the Company's Registration Statement No. 333-03346 on
                 Form S-1 filed April 10, 1996).

10.04. Lease dated February 1, 1994 between Engs Motor Truck Company and South Coast Peterbilt (incorporated herein by reference to Exhibit 10.70 of the Company's Registration Statement No.
                 333-03346 on Form S-1 filed April 10, 1996).

10.05.           Right of First Refusal dated April 1, 1996 between Peterbilt
                 Motors Company and W. Marvin Rush (incorporated herein by reference to Exhibit 10.76 of the Company's Registration
                 Statement No. 333-03346 on Form S-1 filed April 10, 1996).

10.06.           Right of First Refusal dated April 1, 1996 between Peterbilt
                 Motors Company and Barbara Rush (incorporated herein by reference to Exhibit 10.77 of the Company's Registration
                 Statement No. 333-03346 on Form S-1 filed April 10, 1996).

10.07.           Right of First Refusal dated April 1, 1996 between Peterbilt
                 Motors Company and W. M. "Rusty" Rush (incorporated herein by reference to Exhibit 10.78 of the Company's Registration
                 Statement No. 333-03346 on Form S-1 filed April 10, 1996).

10.08.           Right of First Refusal dated April 1, 1996 between Peterbilt
                 Motors Company and Robin Rush (incorporated herein by reference to Exhibit 10.79 of the Company's Registration Statement No.
                 333-03346 on Form S-1 filed April 10, 1996).

10.09. Form of Indemnity Agreement between Rush Enterprises, Inc. and the members of its Board of Directors (incorporated herein by reference to Exhibit 10.80 of the Company's Registration
                 Statement No. 333-03346 on Form S-1 filed April 10, 1996).

10.10.           Form of Employment Agreement between W. Marvin Rush, W.M.
                 "Rusty" Rush and Robin M. Rush (incorporated herein by reference to Exhibit 10.81 of the Company's Registration
                 Statement No. 333-03346 on Form S-1 filed April 10, 1996).

10.11. Form of Employment Agreement between Rush Enterprises, Inc., and certain of its Vice Presidents. (incorporated herein by reference to Exhibit 10.82 of the Company's Registration
                 Statement No. 333-03346 on Form S-1 filed April 10, 1996).

10.12.           Tax Indemnification Agreement between Rush Enterprises, Inc.,
                 Associated Acceptance, Inc. and W. Marvin Rush (incorporated herein by reference to Exhibit 10.83 of the Company's
                 Registration Statement No. 333-03346 on Form S-1 filed April
                 10, 1996).

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

10.15.           Master Loan Agreement between General Motors Acceptance
                 Corporation and Rush Enterprises, Inc. dated July 28, 1997.
                 (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended
                 March 31, 1998)

*10.16 Interest Rate Allowances Agreement dated February 1, 1999 between General Motors Acceptance Corporation and Rush
                 Enterprises, Inc.

10.17 Registration Rights Agreement dated October 1, 1999 by and among Rush Enterprises, Inc., Southwest Truck Center, Inc. and
                 New Mexico Peterbilt, Inc. (incorporated herein by reference to
                 Exhibit 2.1 of the Company's Report on Form 8-K filed on
                 October 19, 1999)

*10.18 Form of dealer agreement between Peterbilt Motors Company and Rush Truck Centers.

*10.19           Letter Agreement between Paccar Financial Corp. and Rush
                 Enterprises, Inc. dated January 17, 2000.

*11.1            Computation of pro forma earnings per share.

21.1             Subsidiaries of the Company.


                                                       Names Under
                           State of                 Which Subsidiary
         Name           Incorporation                Does Business
---------------------   -------------    ---------------------------------------
Rush Truck Centers of
  Texas, L.P.             Delaware         Rush Truck Center

                                           World Wide Tires

                                           Rush Truck Center, Pharr

                                           Rush Peterbilt Truck Center, Beaumont

                                           Rush Truck Center, Beaumont

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

                                           Rush Truck Center, Laredo

                                           Rush Peterbilt Truck Center, Lufkin

                                           Rush Truck Center, Lufkin

                                           Rush Peterbilt Truck Center, Pharr

                                           Rush Used Truck Center, Austin

                                           Rush Truck Center, Sealy

                                           Rush Peterbilt Truck Center, Sealy

Rush Truck Centers
  of Oklahoma, Inc.            Delaware         Oklahoma Trucks, Inc.

                                                Translease

                                                Tulsa Trucks, Inc.

                                                Rush Peterbilt Truck Center,
                                                  Oklahoma City

                                                Rush Truck Center, Oklahoma City

                                                Rush Peterbilt Truck Center,
                                                  Tulsa

                                                Rush Truck Center, Tulsa

                                                Rush Volvo Truck Center,
                                                  Oklahoma City

                                                Rush Volvo Truck Center, Tulsa

                                                Rush Used Truck Center, Tulsa

Rush Truck Centers of
  California, Inc.             Delaware         South Coast Peterbilt

                                                Translease

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

                                                Rush Truck Center, Fontana

                                                Rush Peterbilt Truck Center,
                                                  Sun Valley

                                                Rush Truck Center, Sun Valley

                                                Rush Truck Center, Sylmar

                                                Rush Peterbilt Truck Center,
                                                  Sylmar

                                                Rush Truck Center, Escondido

                                                Rush Peterbilt Truck Center,
                                                  Escondido

                                                Rush Truck Center, San Diego

                                                Rush Peterbilt Truck Center,
                                                  San Diego

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

Rush Administrative
  Services, Inc.               Delaware         None

AiRush, Inc.                   Delaware         None

Rush Truck Leasing, Inc.       Delaware         Rush Crane Systems

Rush Truck Centers of
  Colorado, Inc.               Delaware         Rush Truck Centers, Inc.

                                                Rush Peterbilt Truck Center,
                                                  Denver

                                                Rush Truck Center, Denver

                                                Rush Peterbilt Truck Center,
                                                  Greeley

                                                Rush Truck Center, Greeley

Rush Truck Centers of Arizona, Inc.      Delaware         Rush Truck Center, Phoenix

                                                          Rush Peterbilt Truck Center, Phoenix

                                                          Rush Truck Center, Chandler

                                                          Rush Peterbilt Truck Center, Chandler

                                                          Rush Truck Center, Flagstaff

                                                          Rush Peterbilt Truck Center, Flagstaff

                                                          Rush Truck Center, Tucson

                                                          Rush Peterbilt Truck Center, Tucson

Rush Truck Center of New Mexico, Inc.    Delaware

Rush GMC Truck Center of Phoenix, Inc.   Delaware

Rush GMC Truck Center of San Diego, Inc. Delaware

Rush GMC Truck Center of Tucson, Inc.    Delaware

Rush Equipment Centers of Texas, Inc.    Delaware         Rush Equipment Center, Houston

                                                          Rush Equipment Center, Beaumont

                                                          Rush Equipment Rental Center, San Antonio

Rush Retail Centers, Inc.                Delaware         D & D Farm & Ranch Supermarket, Inc.

Rushtex, Inc.                            Delaware

Rushco, Inc.                             Delaware

Rush Equipment Centers of Michigan,      Delaware         Rush Equipment Center, Ellsworth

Inc.                                                      Rush Equipment Center, Traverse City

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

                   RUSH ENTERPRISES, INC.

                   By: /s/ W. MARVIN RUSH                 Date:  March 26, 2000
                   ------------------------------------
                   W. Marvin Rush
                   Chairman and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities on the dates indicated:


Signature                                         Capacity                                Date
---------                                         --------                                ----
/s/ W. MARVIN RUSH                  Chairman and Chief Executive Officer,            March 26, 2000
------------------                  Director (Principal Executive Officer)
W. Marvin Rush

/s/ W. M. "RUSTY" RUSH              President, Director                              March 26, 2000
----------------------
W. M. "Rusty" Rush

/s/ ROBIN M. RUSH                   Executive Vice President, Secretary,             March 26, 2000
-----------------                   Treasurer and Director
Robin M. Rush

/s/ RONALD J. KRAUSE                Director                                         March 26, 2000
--------------------
Ronald J. Krause

/s/JOHN D. ROCK                     Director                                         March 26, 2000
---------------
John D. Rock

/s/HAROLD D. MARSHALL               Director                                         March 26, 2000
---------------------
Harold D. Marshall

/s/MARTIN A. NAEGELIN, JR.          Vice President and                               March 26, 2000
-------------------------           Chief Financial Officer
Martin A. Naegelin, Jr.             (Principal Financial and
                                    Accounting Officer)