Form 10-Q
period 2000-03-31
RUSH ENTERPRISES INC \TX\
filed 2000-05-15
CIK 1012019

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                                       OR

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to ______________________


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


                          555 I.H. 35 South, Suite 500
                           New Braunfels, Texas 78130
                    (Address of principal executive offices)
                                   (Zip Code)


                                 (830) 626-5200
              (Registrant's telephone number, including area code)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes  X   No
                                    ---     ---
                                ---------------

         Indicated below is the number of shares outstanding of the registrant's only class of common stock, as of May 7, 2000.

                                                     Number of
                                                       Shares
                  Title of Class                    Outstanding
                  --------------                    -----------
         Common Stock, $.01 Par Value                7,002,044

                    RUSH ENTERPRISES, INC. AND SUBSIDIARIES

                                     INDEX


PART I.  FINANCIAL INFORMATION                                                                                        PAGE
                                                                                                                      ----

         Item 1.  Financial Statements

             Consolidated Balance Sheets - March 31, 2000 (unaudited) and December 31, 1999. . .  . . . . . . . . . .    3

             Consolidated Statements of Income - For the Three Months
             Ended March 31, 2000 and 1999 (unaudited) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   4

             Consolidated Statements of Cash Flows - For the Three Months Ended
              March 31, 2000 and 1999 (unaudited). . . . . . . . . . . . . . . . . . . . . . . . . .  . . . . . . . ..   5

              Notes to Consolidated Financial Statements (unaudited). .  . . . . . . . . . . . . . . . . . . . . . . .   6

         Item 2.  Management's Discussion and Analysis of Financial Condition
                    and Results of Operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .. . . . . . .   9

         Item 3. Quantitative and Qualitative Disclosures about Market Risk . . . . . . . . . . . . . . . . . . . . ..   14

PART II.  OTHER INFORMATION  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .. ..   15

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  . ..   16


                    RUSH ENTERPRISES, INC., AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
              (In Thousands, Except Shares and Per Share Amounts)


                                                                                               March 31,      December 31,
                                                                                                  2000            1999
                                                                                              (Unaudited)       (Audited)
                                                                                              -----------     ------------
                                     ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                                                    $  9,888          $ 20,004
   Accounts receivable, net                                                                       24,270            29,767
   Inventories                                                                                   193,325           173,565
   Prepaid expenses and other                                                                        948               736
                                                                                                --------          --------

                         Total current assets                                                    228,431           224,072

PROPERTY AND EQUIPMENT, net                                                                      111,364           103,426

OTHER ASSETS, net                                                                                 37,923            38,198
                                                                                                --------          --------

                         Total assets                                                           $377,718          $365,696
                                                                                                ========          ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Floor plan notes payable                                                                     $162,036          $150,862
   Current maturities of long-term debt                                                            8,051             8,463
   Advances outstanding under lines of credit                                                      6,519            10,953
   Trade accounts payable                                                                          8,787             9,710
   Accrued expenses                                                                               16,049            20,516
   Note payable to shareholder                                                                    20,850            20,725
                                                                                                --------          --------

                         Total current liabilities                                               222,292           221,229
                                                                                                --------          --------

LONG-TERM DEBT, net of current maturities                                                         74,717            65,414

DEFERRED INCOME TAXES, net                                                                         4,781             4,201

COMMITMENTS AND CONTINGENCIES (Note 2)

SHAREHOLDERS' EQUITY:
   Preferred stock, par value $.01 per share; 1,000,000 shares authorized; 0 shares
     outstanding in 2000 and 1999                                                                     --                --
   Common stock, par value $.01 per share; 25,000,000 shares authorized; 7,002,044 shares
     outstanding in 2000 and 1999                                                                     70                70
   Additional paid-in capital                                                                     39,155            39,155
   Retained earnings                                                                              36,703            35,627
                                                                                                --------          --------

                         Total shareholders' equity                                               75,928            74,852
                                                                                                --------          --------

                         Total liabilities and shareholders' equity                             $377,718          $365,696
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

                    RUSH ENTERPRISES, INC., AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                    (In Thousands, Except Per Share Amounts)
                                  (Unaudited)

                                                                                 THREE MONTHS ENDED
                                                                                      MARCH 31,
                                                                               2000              1999
                                                                             --------          --------
REVENUES:
   New and used truck sales                                                  $133,645          $121,684
   Parts and service                                                           41,586            30,141
   Construction equipment sales                                                18,167            11,792
   Lease and rental                                                             6,894             5,058
   Finance and insurance                                                        3,395             3,628
   Retail sales                                                                 4,880             4,612
   Other                                                                        1,385               928
                                                                             --------          --------

                            Total revenues                                    209,952           177,843

COST OF PRODUCTS SOLD                                                         173,207           146,608
                                                                             --------          --------

GROSS PROFIT                                                                   36,745            31,235

SELLING, GENERAL AND ADMINISTRATIVE                                            29,466            22,889

DEPRECIATION AND AMORTIZATION                                                   2,068             1,330
                                                                             --------          --------

OPERATING INCOME                                                                5,211             7,016

INTEREST EXPENSE, NET                                                           3,418             1,484
                                                                             --------          --------

INCOME BEFORE INCOME TAXES                                                      1,793             5,532

PROVISION FOR INCOME TAXES                                                        717             2,213
                                                                             --------          --------

NET INCOME                                                                   $  1,076          $  3,319
                                                                             ========          ========

BASIC AND DILUTED INCOME PER SHARE                                           $    .15          $    .50
                                                                             ========          ========
   Weighted average shares outstanding:

       Basic                                                                    7,002             6,646
                                                                             ========          ========

       Diluted                                                                  7,036             6,706
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

                    RUSH ENTERPRISES, INC., AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                  (Unaudited)

                                                                                       THREE MONTHS ENDED
                                                                                            MARCH 31,
                                                                                    2000               1999
                                                                                  --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                                                     $  1,076           $  3,319
   Adjustments to reconcile net income to net cash used in operating activities
       Depreciation and amortization                                                 2,983              1,678
       Gain on sale of property and equipment                                         (136)               (33)
       Provision for deferred income tax expense                                       580                487
       Change in accounts receivable, net                                            5,497             (4,638)
       Change in inventories                                                       (19,760)           (16,760)
       Change in prepaid expenses and other, net                                      (212)                41
       Change in trade accounts payable                                               (923)             1,018
       Change in accrued expenses                                                   (4,467)               843
                                                                                  --------           --------

          Net cash used in operating activities                                    (15,362)           (14,045)
                                                                                  --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of property and equipment                                           (11,304)           (11,077)
   Proceeds from the sale of property and equipment                                    902                323
   Change in other assets                                                             (108)            (1,607)
                                                                                  --------           --------

          Net cash used in investing activities                                    (10,510)           (12,361)
                                                                                  --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from debt issuance                                                       9,607              7,076
   Principal payments on debt                                                         (591)            (4,246)
   Payments on lines of credit, net                                                 (4,434)                --
   Draws on floor plan notes payable, net                                           11,174             16,601
                                                                                  --------           --------

          Net cash provided by financing activities                                 15,756             19,431
                                                                                  --------           --------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                          (10,116)            (6,975)

CASH AND CASH EQUIVALENTS, beginning of period                                      20,004             22,516
                                                                                  --------           --------

CASH AND CASH EQUIVALENTS, end of period                                          $  9,888           $ 15,541
                                                                                  ========           ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the period for-
     Interest                                                                     $  4,523           $    598
                                                                                  ========           ========
     Income taxes                                                                 $    960           $     35
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

                    RUSH ENTERPRISES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1 - PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

         The interim consolidated financial statements included herein have been prepared by Rush Enterprises, Inc. and its subsidiaries (collectively referred to as the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). All adjustments have been made to the accompanying interim consolidated financial statements which are, in the opinion of the Company's management, necessary for a fair presentation of the Company's operating results. All adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is recommended that these interim consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.


2 - COMMITMENTS AND CONTINGENCIES

         The Company is contingently liable to certain finance companies for certain promissory notes and finance contracts, related to the sale of trucks and construction equipment, sold to such finance companies. The Company's recourse liability related to sold finance contracts is limited to 15 to 25 percent of the outstanding balance of each note sold to a finance company, with the aggregate recourse liability for 2000 limited to $700,000.

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

         The Company has consulting agreements with certain individuals for an aggregate monthly payment of $37,786. The agreements expire in 2000 through 2001.

3 - EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted earnings per share:

                                                                                  THREE MONTHS ENDED MARCH 31,
                                                                                    2000                1999
                                                                                 ----------          ----------
Numerator:
   Net income- numerator for basic and diluted earnings per share                $1,076,000          $3,319,000

Denominator:
   Denominator for basic earnings per share-adjusted weighted average             7,002,044           6,646,488
   shares outstanding
   Effect of dilutive securities:
      Employee and Director stock options                                            34,109              59,175
                                                                                 ----------          ----------
   Denominator for diluted earnings per share-adjusted weighted average
   shares outstanding                                                             7,036,153           6,705,663
                                                                                 ==========          ==========
Basic earnings per share                                                         $      .15          $      .50
                                                                                 ==========          ==========
Diluted earnings per share                                                       $      .15          $      .50
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

         The Company has two reportable segments: the Heavy-Duty Truck segment and the Construction Equipment segment. The Heavy-duty Truck segment operates a regional network of truck centers that provide an integrated one-stop source for the trucking needs of its customers, including retail sales of new Peterbilt and used heavy-duty trucks, after-market parts, service and body shop facilities, and a wide array of financial services, including the financing of new and used truck purchases, insurance products and truck leasing and rentals. The Construction Equipment segment, formed during 1997, operates full-service John Deere dealerships that serve the Houston, Texas Metropolitan and surrounding areas and a majority of the counties in Michigan. Dealership operations include the retail sale of new and used equipment, after-market parts and service facilities, equipment rentals, and the financing of new and used equipment.

         The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on income before income taxes not including extraordinary items.

         The Company accounts for intersegment sales and transfers as if the sales or transfers were to third parties, that is, at current market prices. There were no material intersegment sales during the quarters ended March 31, 2000 and 1999.

         The Company's reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies. Business units were maintained through expansion and acquisitions. The following table contains summarized information about reportable segment profit or loss and segment assets, for the quarters ended March 31, 2000 and 1999 (in thousands):


                                                HEAVY-DUTY     CONSTRUCTION
                                                  TRUCK          EQUIPMENT
                                                 SEGMENT          SEGMENT         ALL OTHER         TOTALS
                                                ----------     ------------       ---------         ------
Three months ended March 31, 2000

Revenues from external customers                $  177,188       $  25,919        $   6,845       $  209,952
Segment income (loss) before taxes                   1,489             366             (62)            1,793
Segment assets                                     277,335          73,097           27,286          377,718

Three months ended March 31, 1999

Revenues from external customers                $  153,469       $  17,405        $   6,969       $  177,843
Segment income before taxes                          4,902             220              410            5,532
Segment assets                                     161,968          67,617           16,213          245,798


     Revenues from segments below the reportable quantitative thresholds are attributable to four operating segments of the Company. Those segments include a tire company, a farm and ranch retail center, an insurance company, and a hunting lease operation. None of these segments have ever met any of the quantitative thresholds for determining reportable segments.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS


         Certain statements contained in this Form 10-Q are "forward-looking statements" within the meaning of the Section 27 A of the Securities Act of 1933 and Section 21E of the Exchange Act. Specifically, all statements other than statements of historical fact included in this Form 10-Q regarding the Company's financial position, business strategy and plans and objectives of management of the Company for future operations are forward-looking statements. These forward-looking statements are based on the beliefs of the Company's management, as well as assumptions made by and information currently available to the Company's management. When used in this report, the words "anticipate," "believe," "estimate," "expect" and "intend" and words or phrases of similar import, as they relate to the Company or its subsidiaries or Company management, are intended to identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions related to certain factors including, without limitation, competitive factors, general economic conditions, customer relations, relationships with vendors, the interest rate environment, governmental regulation and supervision, seasonality, distribution networks, product introductions and acceptance, technological change, changes in industry practices, onetime events and other factors described herein and in the Company's Registration Statement on Form S-1 (File No. 333-03346) and in the Company's annual, quarterly and other reports filed with the Securities and Exchange Commission (collectively, "cautionary statements"). Although the Company believes that its expectations are reasonable, it can give no assurance that such expectations will prove to be correct. Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected, or intended. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the applicable cautionary statements. The Company does not intend to update these forward-looking statements.


         The following comments should be read in conjunction with the Company's consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q.

GENERAL

         Rush Enterprises, Inc. was incorporated in Texas in 1965 and currently consists of two reportable segments: the Heavy Duty Truck segment, and the Construction Equipment segment.

         The Heavy Duty Truck segment operates a regional network of truck centers that provide an integrated one-stop source for the trucking needs of its customers, including retail sales of new Peterbilt and used heavy-duty trucks; after-market parts, service and body shop facilities; and a wide array of financial services, including the financing of new and used truck purchases, insurance products and truck leasing and rentals. The Company's truck centers are strategically located in high truck traffic areas on or near major highways in Texas, California, Oklahoma, Colorado, Louisiana, Arizona and New Mexico. The Company is the largest Peterbilt truck dealer in the United States, representing approximately 16.0% of all new Peterbilt truck sales in 1999, and is the sole authorized vendor for new Peterbilt trucks and replacement parts in its market areas. The Company was named Peterbilt Dealer of the Year for North America for the 1993-1994 year. The criteria used to determine the recipients of this award include, among others, image, customer satisfaction, sales activity and profitability.

    Since commencing operations as a John Deere dealer in 1997, the Company has grown to operate seven Rush Equipment Centers located in Texas and Michigan. The Company provides a full line of construction equipment for light to medium sized applications, with the primary products including John Deere backhoe loaders, hydraulic excavators, crawler dozers and four wheel drive loaders. Dealership operations include the retail sale of new and used construction equipment, after-market parts and service facilities, equipment rentals, and the financing of new and used construction equipment. The Company believes the construction equipment industry is highly-fragmented and offers opportunities for consolidation. As a result, the

Company's growth strategy is to realize economies of scale, favorable purchasing power, and cost savings by developing a network of John Deere dealerships through acquisitions and growth inside existing territories. There can be no assurance that, as the Company continues to develop a network of construction equipment dealerships, that it will realize economies of scale, favorable purchasing power or cost savings.

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

         In March 1998, the Company acquired all of the issued and outstanding capital stock of D & D Farm and Ranch Supermarket, Inc. ("D & D"), for consideration of approximately $10.5 million. D & D operates a retail farm and ranch superstore in the Greater San Antonio, Texas area and has recently opened a second store in the Greater Houston, Texas area.

RESULTS OF OPERATIONS

         The following discussion and analysis includes the Company's historical results of operations for the three months ended March 31, 2000 and 1999.

         The following table sets forth for the periods indicated certain financial data as a percentage of total revenues:


                                              THREE MONTHS ENDED MARCH 31,
                                              ----------------------------
                                                 2000              1999
                                                -----              -----
New and used truck sales                         63.7 %             68.4 %
Parts and service                                19.8               17.0
Construction equipment sales                      8.6                6.6
Lease and rental                                  3.3                2.9
Finance and insurance                             1.6                2.0
Retail sales                                      2.3                2.6
Other                                             0.7                0.5
                                                -----              -----
                   Total revenues               100.0              100.0
Cost of products sold                            82.5               82.4
                                                -----              -----
Gross profit                                     17.5               17.6
Selling, general and administrative              14.0               12.9
Depreciation and amortization                     1.0                0.7
                                                -----              -----
Operating income                                  2.5                4.0
Interest expense, net                             1.6                0.8
                                                -----              -----
Income before income taxes                        0.9%               3.2%
                                                =====              =====

THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999

Revenues

         Revenues increased by approximately $32.1 million, or 18.0%, from $177.9 million to $210.0 million from the first quarter of 1999 to the first quarter of 2000. Approximately $28.1 million in sales is attributable to the Southwest, Pressley and Calvert acquisitions, while the remaining increase of $4.0 million or 2.3%, is attributable to same store growth. Sales of new and used trucks increased by approximately $12.0 million, or 9.9%, from $121.7 million to $133.7 million from the first quarter of 1999 to the first quarter of 2000. Unit sales of new trucks increased by 9.0% and the new truck average revenue per unit increased by 6.9%. Unit sales of used trucks decreased 1.5%, and used truck average revenue per unit decreased by 18.3%. Average used truck prices decreased due to an excess supply of used inventory in the market. As a result, the Company recognized a $1.5 million loss provision during the first quarter of 2000 to increase the Company's reserve for used truck valuation and repossession losses.

         Parts and service sales increased by approximately $11.4 million, or 37.9%, from $30.1 million to $41.6 million. The increase was due to same store growth of approximately 9.0% and parts and service sales associated with Southwest, Pressley and Calvert acquisitions.

         Sales of new and used construction equipment increased approximately $6.4 million or 54.2%, from $11.8 million to $18.2 million from the first quarter of 1999 to the first quarter of 2000. The increase was due to same store growth of approximately $3.0 million or 25.4% and new and used equipment sales associated with Calvert acquisition.

         Lease and rental revenues increased by approximately $1.8 million, or 35.3% from $5.1 million to $6.9 million. Approximately $1.0 million or 55.6% of the increase was due to the Pressley and Calvert acquisitions with the remainder attributable to same store growth.

         Finance and insurance revenues decreased by approximately $0.2 million, or 5.6%, from $3.6 million to $3.4 million from the first quarter of 1999 to the first quarter of 2000. The majority of the decrease resulted from the decrease in used truck deliveries. Finance and insurance revenues have limited direct costs and, therefore, contribute a disproportionate share of operating profits.

         Retail sales increased $0.3 million or 6.5% from $4.6 million to $4.9 million from the first quarter of 1999 to the first quarter of 2000.

Gross Profit

         Gross profit increased by approximately $5.5 million, or 17.6%, from $31.2 million to $36.7 million from the first quarter of 1999 to the first quarter of 2000. Gross profit as a percentage of sales slightly decreased from 17.6% in the first quarter of 1999 to 17.5% in the first quarter of 2000.

Selling, General and Administrative Expenses

         Selling, general and administrative expenses increased by approximately $6.6 million, from $22.9 million to $29.5 million, or 28.8%, from the first quarter of 1999 to the first quarter of 2000. The increase resulted from approximately $5.9 million or 25.8% of selling, general and administrative expense related to the Southwest, Pressley and Calvert acquisitions with the remaining attributable to same store increases. Selling, general and administrative expenses as a percentage of sales increased from 12.9% to 14.0% from the first quarter of 1999 to the first quarter of 2000.

Interest Expense

         Interest expense increased by approximately $1.9 million or 126.7%, from $1.5 million to $3.4 million, from the first quarter of 1999 to the first quarter of 2000, primarily as the result of increased levels of indebtedness due to the financing of dealership properties and higher floor plan liability levels.

Income before Income Taxes

         Income before income taxes decreased by $3.7 million, or 67.3%, from $5.5 million to $1.8 million from the first quarter of 1999 to the first quarter of 2000, as a result of the factors described above.

Income Taxes

The Company has provided for taxes at a 40% effective rate.

Earnings Per Share

Earnings per share for the first quarter of 2000, were adversely effected compared to the first quarter of 1999, by the issuance of 355,556 shares of the Company's common stock in connection with the Southwest acquisitions.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's short-term cash needs are primarily for working capital, including inventory requirements, expansion of existing facilities and the acquisition of new facilities. These short-term cash needs have historically been financed with retained earnings and borrowings under credit facilities available to the Company.

         At March 31, 2000, the Company had working capital of approximately $6.1 million, including $9.9 million in cash and cash equivalents, $24.3 million in accounts receivable, $193.3 million in inventories, and $0.9 million in prepaid expenses, less $24.8 million of accounts payable and accrued expenses, $14.6 million of current maturities on long-term debt and advances outstanding under lines of credit, $ 20.9 million in a note payable to a shareholder, and $162.0 million outstanding under floor plan financing. The aggregate maximum borrowing limits under working capital lines of credit with various commercial banks are approximately $8.0 million. The Company's floor plan agreements with its primary lender limit the aggregate amount of borrowings based on the number of new and used trucks and the book value of construction equipment inventory.

         For the first three months of 2000, operating activities resulted in net cash used in operations of approximately $15.4 million. Net income of $1.1 million, decreases in accounts receivable of $5.5 million, coupled with provisions for depreciation, amortization and deferred taxes totaling $3.5 million was more than offset by increases in inventories and other current assets totaling $20.0 million, decreases in accounts payable and accrued expenses totaling $5.4 million and a gain on the sale of property and equipment of $ 0.1 million.

         For the first three months of 1999, operating activities resulted in net cash used in operations of approximately $14.0 million. Net income of $3.3 million, increases in accounts payable of $1.0 million, and accrued liabilities of $0.8 million, coupled with provisions for depreciation, amortization and deferred taxes totaling $2.1 million was more than offset by increases in accounts receivable and inventories totaling $21.4 million.

         During the first three months of 2000, the Company used $10.5 million in investing activities, including purchases of property, plant and equipment of $11.3 million and an increase in other assets of $0.1 million, offset by proceeds from the sale of property, plant and equipment totaling $0.9 million.

         During the first three months of 1999, the Company used $12.4 million in investing activities, including purchases of property, plant and equipment of $11.1 million and an increase in other assets of $1.6 million, offset by proceeds from the sale of property, plant and equipment totaling $0.3 million.

         Net cash generated from financing activities in the first three months of 2000 amounted to $15.8 million. Proceeds from additional floor plan financing and increased notes payable of $20.8 million more than offset principal payments on notes payable and lines of credit of $5.0 million.

         Net cash generated from financing activities in the first three months of 1999 amounted to $19.4 million. Proceeds from additional floor plan financing and increased notes payable of $23.7 million more than offset principal payments on notes payable of $4.3 million.

         Substantially all of the Company's truck purchases from PACCAR are made on terms requiring payment within 15 days or less from the date of shipment from the factory. The Company finances all, or substantially all, of the purchase price of its new truck inventory, and 75% of the loan value of its used truck inventory, under a floor plan arrangement with GMAC under which GMAC pays PACCAR directly with respect to new trucks. The Company makes monthly interest payments on the amount financed but is not required to commence loan principal repayments to GMAC prior to the sale of new vehicles for a period of 12 months and for used vehicles for a period of three months. At March 31, 2000, the Company had approximately $118.9 million outstanding under its floor plan financing arrangement with GMAC. GMAC permits the Company to earn, for up to 50% of the amount borrowed under its floor plan financing arrangement with GMAC, interest at the prime rate less three-quarters of one percent on overnight funds deposited by the Company with GMAC.

         Substantially all of the Company's new equipment purchases are financed by either John Deere or Associates Commercial Corporation. The Company finances all, or substantially all, of the purchase price of its new equipment inventory, under its floor plan facilities. The agreement with John Deere provides interest free financing for four months after which time the amount financed is required to be paid in full, or an immediate 2.25% discount with payment due in 30 days. When the equipment is sold prior to the expiration of the four month period, the Company is required to repay the principal within approximately 10 days of the sale. Should the equipment financed by John Deere not be sold within the four month period, it is transferred to the Associates Commercial Corporation floor plan arrangement. The Company makes principal payments to Associates Commercial Corporation, for sold inventory, on the 15th day of each month. Used and rental equipment, to a maximum of book value, is financed under a floor plan arrangement with Associates Commercial Corporation. The Company makes monthly interest payments on the amount financed and is required to commence loan principal repayments on rental equipment as book value reduces. Principal payments, for sold used equipment, are made the 15th day of each month following the sale. The loans are collateralized by a lien on the equipment. The Company's floor plan agreements limit the aggregate amount of borrowings based on the book value of new and used equipment units. As of March 31, 2000, the Company's floor plan arrangement with Associates Commercial Corporation permits the financing of up to $25 million in construction equipment. At March 31, 2000, the Company had $34.4 million and $8.7 million outstanding under its floor plan financing arrangements with John Deere and Associates Commercial Corporation, respectively.

Backlogs

         The Company enters firm orders into its backlog at the time the order is received. Currently, customer orders are being filled in approximately six to nine months and customers have historically placed orders expecting delivery within three to six months. However, certain customers, including fleets and governments, typically place orders up to one year in advance of their desired delivery date. The Company in the past has typically allowed customers to cancel orders at any time prior to delivery, and the Company's level of cancellations is affected by general economic conditions, economic recessions and customer business cycles. As a percentage of orders, cancellations historically have ranged from 5% to 12% of annual order volume. The Company's backlogs as of March 31, 2000 and 1999, were approximately $150 million and $185 million, respectively. Backlogs decreased principally due to the above noted weaker demand for trucks.

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

         The Company is exposed to some market risk through interest rates, related to its floor plan borrowing arrangements and discount rates related to finance sales. Floor plan borrowings are based on the Prime Rate of interest and are used to meet working capital needs. As of March 31, 2000, the Company had floor plan borrowings of approximately $162,036,000. Assuming an increase in the Prime Rate of interest of 100 basis points, future cash flows could be effected up to $1,620,360. The interest rate variability on all other debt would not have a material adverse effect on the Company's financial statements. The Company provides all customer financing opportunities to various finance providers. The Company receives all finance charges, in excess of a negotiated discount rate, from the finance providers within 30 days. The negotiated discount rate is variable, thus subject to interest rate fluctuations. This interest rate risk is mitigated by the Company's ability to pass discount rate increases to customers through higher financing rates.

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

                                           RUSH ENTERPRISES, INC.

Date:    May 12, 2000                      By:   /s/ W. MARVIN RUSH
                                                 ------------------------------
                                           Name:   W. Marvin Rush
                                           Title:  Chairman and Chief Executive Officer
                                                   (Principal Executive Officer)

Date:    May 12, 2000                      By:   /s/ MARTIN A. NAEGELIN JR.
                                                 ------------------------------
                                           Name:   Martin A. Naegelin, Jr.
                                           Title:  Vice  President  and  Chief  Financial Officer
                                                   (Principal Financial and Accounting Officer)


                                 EXHIBIT INDEX


   Exhibit
   Number            Description
   -------           -----------
    27.1*            Financial data schedule

        *            Filed herewith