Form 10-Q
period 2000-06-30
RUSH ENTERPRISES INC \TX\
filed 2000-08-14
CIK 1012019

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
 (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                                       OR

 ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to _______________________

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


                                 555 IH 35 South
                             New Braunfels, TX 78130
                    (Address of principal executive offices)
                                   (Zip Code)


                                  (830)626-5200
              (Registrant's telephone number, including area code)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes _X_      No ___

                                   --------------

         Indicated below is the number of shares outstanding of the registrant's only class of common stock, as of July 31, 2000.

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

                                      INDEX


                                                                                                 PAGE
                                                                                                 ----
PART I.  FINANCIAL INFORMATION


         Item 1.  Financial Statements

             Consolidated Balance Sheets - June 30, 2000 (unaudited) and December 31, 1999. . .   3

             Consolidated Statements of Income - For the Three and Six Months
              Ended June 30, 2000 and 1999 (unaudited) . . . . . . . . . . . . . . . . . . . . .  4

             Consolidated Statements of Cash Flows - For the Six Months Ended
              June 30, 2000 and 1999 (unaudited). . . . . . . . . . . . . . . . . . . . . . . . . 5

              Notes to Consolidated Financial Statements. . . . . . . . . . . . . . . . . . . . . 6

         Item 2.  Management's Discussion and Analysis of Financial Condition
                    and Results of Operations . . . . . . . . . . . . . . . . . . . . . . . . . . 9

         Item 3. Quantitative and Qualitative Disclosures about Market Risk  . . . . . . . . . . 16

PART II. OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 17

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 19


                    RUSH ENTERPRISES, INC., AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

               (In thousands, except shares and per share amounts)

                                                                                             June 30,      December 31,
                                                                                               2000           1999
                                                                                            (Unaudited)     (Audited)
                                                                                            ----------      ----------
                                             ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                                                  $ 15,450        $ 20,004
   Accounts receivable, net                                                                     29,193          29,767
   Inventories, net                                                                            176,999         173,565
   Prepaid expenses and other                                                                    1,223             736
                                                                                              --------        --------
                         Total current assets                                                  222,865         224,072

PROPERTY AND EQUIPMENT, net                                                                    117,449         103,426

OTHER ASSETS, net                                                                               37,695          38,198
                                                                                              --------        --------
                         Total assets                                                         $378,009        $365,696
                                                                                              ========        ========

                              LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Floor plan notes payable                                                                  $ 150,488        $150,862
   Current maturities of long-term debt                                                         10,906           8,463
   Advances outstanding under lines of credit                                                   23,504          10,953
   Trade accounts payable                                                                       16,265           9,710
   Accrued expenses                                                                             17,780          20,516
   Note payable to shareholder                                                                       0          20,725
                                                                                              --------        --------
                         Total current liabilities                                             218,943         221,229

LONG-TERM DEBT, net of current maturities                                                       76,058          65,414

DEFERRED INCOME TAXES, net                                                                       5,347           4,201

COMMITMENTS AND CONTINGENCIES (Note 2)

SHAREHOLDERS' EQUITY:
   Preferred stock, par value $.01 per share; 1,000,000 shares authorized; 0 shares
     outstanding in 2000 and 1999                                                                 -               -
   Common stock, par value $.01 per share; 25,000,000 shares authorized; 7,002,044 and
     6,646,730 shares outstanding in 2000 and 1999                                                  70              70
   Additional paid-in capital                                                                   39,155          39,155
   Retained earnings                                                                            38,436          35,627
                                                                                              --------        --------
                         Total shareholders' equity                                             77,661          74,852
                                                                                              --------        --------
                         Total liabilities and shareholders' equity                           $378,009        $365,696
                                                                                              ========        ========

The accompanying notes are an integral part of these consolidated financial statements.

                     RUSH ENTERPRISES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                    (In thousands, except earnings per share)
                                   (unaudited)

                                                        Three months ended               Six months ended
                                                             June 30,                        June 30,
                                                    ----------------------------    ----------------------------
                                                        2000           1999             2000            1999
                                                    ------------   -------------    ------------    ------------

REVENUES:
     New and used truck sales                          $166,879        $129,607        $300,524        $251,291
     Parts and service                                   44,067          31,477          85,653          61,618
     Construction equipment sales                        20,244          12,807          38,411          24,599
     Lease and rental                                     7,457           6,279          14,351          11,337
     Finance and insurance                                1,830           3,875           5,225           7,503
     Retail sales                                         7,167           4,499          12,047           9,111
     Other                                                  892             868           2,277           1,796
                                                    ------------   -------------    ------------    ------------
TOTAL REVENUES                                          248,536         189,412         458,488         367,255

COST OF PRODUCTS SOLD                                   209,044         157,279         382,251         303,887
                                                    ------------   -------------    ------------    -------------
GROSS PROFIT                                             39,492          32,133          76,237          63,368

SELLING, GENERAL AND ADMINISTRATIVE                      30,551          22,318          60,017          45,207

DEPRECIATION AND AMORTIZATION                             2,259           1,457           4,327           2,787
                                                    ------------   -------------    ------------    -------------

OPERATING INCOME                                          6,682           8,358          11,893          15,374

INTEREST EXPENSE                                          3,793           1,882           7,211           3,366
                                                    ------------   -------------    ------------    -------------
INCOME BEFORE INCOME TAXES                                2,889           6,476           4,682          12,008
PROVISION FOR INCOME TAXES                                1,156           2,590           1,873           4,803
                                                    ------------   -------------    ------------    -------------

NET INCOME                                              $ 1,733         $ 3,886         $ 2,809         $ 7,205
                                                    ============   =============    ============    ============

EARNINGS PER SHARE:

          Basic                                           $ .25           $ .58           $ .40          $ 1.08
                                                    ============   =============    ============    =============
          Diluted                                         $ .25           $ .57           $ .40          $ 1.07
                                                    ============   =============    ============    =============

     Weighted average shares outstanding

          Basic                                           7,002           6,646           7,002           6,646
                                                    ============   =============    ============    ============
          Diluted                                         7,013           6,812           7,041           6,757
                                                    ============   =============    ============    ============

The accompanying notes are an integral part of these consolidated financial statements.

                    RUSH ENTERPRISES, INC., AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                          Six months ended
                                                                                              June 30,
                                                                                    ---------------------------
                                                                                       2000              1999
                                                                                    ----------         --------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                          $ 2,809          $ 7,205
   Adjustments to reconcile net income to net cash provided by (used in)
     operating activities
       Depreciation and amortization                                                     6,195            3,576
       Gain on sale of property and equipment                                             (209)             (51)
       Provision for deferred income tax expense                                         1,146              992
       Change in accounts receivable, net                                                  574            1,152
       Change in inventories                                                            (3,434)         (31,653)
       Change in prepaid expenses and other, net                                          (487)              84
       Change in trade accounts payable                                                  6,555               64
       Change in accrued expenses                                                       (2,736)          (4,672)
                                                                                    ----------         --------
          Net cash provided by (used in) operating activities                           10,413          (23,303)
                                                                                    ----------         --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of property and equipment                                               (20,696)         (18,046)
   Proceeds from the sale of property and equipment                                      1,457              478
   Change in other assets                                                                 (267)          (1,688)
                                                                                    ----------         --------
          Net cash used in investing activities                                        (19,506)         (19,256)
                                                                                    ----------         --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from long-term debt                                                         21,987           14,076
   Payments on long-term debt                                                          (29,625)          (7,357)
   Draws on lines of credit, net                                                        12,551             -
   Draws (payments) on floor plan notes payable, net                                      (374)          26,332
                                                                                    ----------         --------
          Net cash provided by financing activities                                      4,539           33,051
                                                                                    ----------         --------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                               (4,554)          (9,508)

CASH AND CASH EQUIVALENTS, beginning of period                                          20,004           22,516
                                                                                    ----------         --------
CASH AND CASH EQUIVALENTS, end of period                                             $  15,450          $13,008
                                                                                    ==========         ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the period for-
     Interest                                                                        $   9,116          $ 3,888
                                                                                    ==========         ========
     Income taxes                                                                    $   3,089          $ 4,930
                                                                                    ==========         ========

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

3 - EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted earnings per share:

                                                           THREE MONTHS ENDED JUNE 30,        SIX MONTHS ENDED JUNE 30,
                                                             2000             1999               2000           1999
                                                          -----------      -----------       -----------    -----------
Numerator:
   Net income - numerator for basic and diluted
     earnings per share                                   $ 1,733,000      $ 3,886,000       $ 2,809,000    $ 7,205,000

Denominator:
   Denominator for basic earnings per share-
     weighted average shares                                7,002,044        6,646,488         7,002,044      6,646,488
   Effect of dilutive securities:
      Employee and Director stock options                      11,165          165,083            38,947        110,107
                                                          -----------      -----------       -----------    -----------
   Denominator for diluted earnings per share-
     adjusted weighted average shares                       7,013,209        6,811,571         7,040,991      6,756,595
                                                          ===========      ===========       ===========    ===========
Basic earnings per share                                  $       .25      $       .58       $       .40    $      1.08
                                                          ===========      ===========       ===========    ===========
Diluted earnings per share                                $       .25      $       .57       $       .40    $      1.07
                                                          ===========      ===========       ===========    ===========


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

         The Company accounts for intersegment sales and transfers as if the sales or transfers were to third parties, that is, at current market prices. There were no material intersegment sales during the three months and six months ended June 30, 2000 and 1999.

         The Company's reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies. Business units were maintained through expansion and acquisitions. The following table contains summarized information about reportable segment profit or loss and segment assets, for the three months and six months ended June 30, 2000 and 1999 (in thousands):

                                                                CONSTRUCTION
                                                 HEAVY-DUTY       EQUIPMENT
                                               TRUCK SEGMENT       SEGMENT         ALL OTHER        TOTALS
                                               -------------    ------------       ---------        ------
THREE MONTHS ENDED JUNE 30, 2000

Revenues from external customers                $  210,450       $  28,703        $   9,383       $  248,536
Segment income (loss) before taxes                   3,118            (17)            (212)            2,889
Segment assets                                     275,216          70,440           32,353          378,009

SIX MONTHS ENDED JUNE 30, 2000

Revenues from external customers                $  387,638       $  54,622       $   16,228       $  458,488
Segment income (loss) before taxes                   4,607             349            (274)            4,682
Segment assets                                     275,216          70,440           32,353          378,009


THREE MONTHS ENDED JUNE 30, 1999

Revenues from external customers                $  162,360       $  20,045        $   7,007       $  189,412
Segment income before taxes                          5,766             394              316            6,476
Segment assets                                     170,850          65,771           20,719          257,340

SIX MONTHS ENDED JUNE 30, 1999

Revenues from external customers                $  315,605       $  37,450       $   14,200       $  367,255
Segment income before taxes                         10,632             614              762           12,008
Segment assets                                     170,850          65,771           20,719          257,340


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

RESULTS OF OPERATIONS

         The following discussion and analysis includes the Company's historical results of operations for the three and six months ended June 30, 2000 and 1999.

         The following table sets forth for the periods indicated certain financial data as a percentage of total revenues:

                                         THREE MONTHS ENDED               SIX MONTHS ENDED
                                              JUNE 30,                        JUNE 30,
                                     ----------------------------    ----------------------------
                                        2000            1999            2000            1999
                                     -----------     ------------    ------------    ------------
New and used truck sales                   67.1 %           68.4 %          65.6 %          68.4 %

Parts and service                          17.7             16.6            18.7            16.8

Construction equipment sales                8.2              6.8             8.4             6.7

Lease and rental                            3.0              3.3             3.1             3.1

Finance and insurance                       0.7              2.0             1.1             2.0

Retail sales                                2.9              2.4             2.6             2.5

Other                                       0.4              0.5             0.5             0.5
                                     -----------     ------------    ------------    ------------
           Total revenues                 100.0            100.0           100.0           100.0

Cost of products sold                      84.1             83.0            83.4            82.7
                                     -----------     ------------    ------------    ------------
Gross profit                               15.9             17.0            16.6            17.3

Selling, general and administrative
expenses                                   12.3             11.8            13.1            12.3

Depreciation and amortization               0.9              0.8             0.9             0.8
                                     -----------     ------------    ------------    ------------
Operating income                            2.7              4.4             2.6             4.2

Interest expense                            1.5              1.0             1.6             0.9
                                     -----------     ------------    ------------    ------------
Income before income taxes                  1.2              3.4             1.0             3.3

Provision for income taxes                  0.5              1.4             0.4             1.3
                                     -----------     ------------    ------------    ------------
Net income                                  0.7 %            2.0 %           0.6 %           2.0 %
                                     ===========     ============    ============    ============


THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999

REVENUES

         Revenues increased by approximately $59.1 million, or 31.2%, from $189.4 million to $248.5 million from the second quarter of 1999 to the second quarter of 2000. Approximately, $42.1 million in sales is attributable to the Southwest, Pressley and Calvert acquisitions, while the remaining increase of $17.0 million or 9.0%, is attributable to same store growth. Sales of new and used trucks increased by approximately $37.3 million, or 28.8%, from $129.6 million to $166.9 million from the second quarter of 1999 to the second quarter of 2000. Unit sales of new and used trucks increased by 34.7% and 3.0%, respectively, from the second quarter of 1999 to the second quarter of 2000, while new truck average revenue per unit increased by 1.6% and used truck average revenue per unit decreased by 13.0%. Average used truck prices decreased due to an excess supply of used inventory in the market. As a result, the Company recognized a $1.25 million loss provision during the second quarter of 2000 to increase the Company's reserve for used truck valuation and repossession losses.

         Parts and service sales increased by approximately $12.6 million, or 40.0%, from $31.5 million to $44.1 million. The increase was due to same store growth of approximately 15.6% and parts and service sales associated with Southwest, Pressley and Calvert acquisitions.

         Sale of new and used construction equipment increased approximately $7.4 million, or 57.8% from $12.8 million to $20.2 million from the second quarter of 1999 to the second quarter of 2000. The increase was due to same store growth of approximately $3.3 million or 25.6% and new and used equipment sales associated with the Calvert acquisition.

         Lease and rental revenues increased by approximately $1.2 million, or 19.0% from $6.3 million to $7.5 million. Approximately $1.1 million or 91.7% of the increase was due to the Pressley and Calvert acquisitions with the remainder attributable to same store growth.

         Finance and insurance revenues decreased by approximately $2.1 million, or 53.8%, from $3.9 million to $1.8 million from the second quarter of 1999 to the second quarter of 2000. The decrease is a result of there being proportionately fewer truck deliveries to owner operators, who are the customers most likely to purchase finance and insurance contracts, in comparison to truck deliveries to fleet customers. Finance and insurance revenues have limited direct costs and, therefore, contribute a disproportionate share of operating profits.

         Retail sales increased $2.7 million or 60.0% from $4.5 million to $7.2 million from the second quarter of 1999 to the second quarter of 2000, primarily as a result of the opening of a second D & D store in the Greater Houston, Texas area.

GROSS PROFIT

         Gross profit increased by approximately $7.4 million, or 23.1%, from $32.1 million to $39.5 million from the second quarter of 1999 to the second quarter of 2000. Gross profit as a percentage of sales decreased from 17.0% in the second quarter of 1999 to 15.9% in the second quarter of 2000. The decrease in gross profit as a percentage of sales was due to decreased margins in the used truck department and the decrease in finance and insurance revenues.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expenses increased by approximately $8.3 million, from $22.3 million to $30.6 million, or 37.2%, from the second quarter of 1999 to the second quarter of 2000. The increase resulted from approximately $6.0 million or 26.9% of selling, general and administrative expense related to the Southwest, Pressley and Calvert acquisitions with the remaining attributable to same store increases. Selling, general and administrative expenses as a percentage of sales increased from 11.8% to 12.3% from the second quarter of 1999 to the second quarter of 2000.

INTEREST EXPENSE

         Interest expense increased by approximately $1.9 million or 100%, from $1.9 million to $3.8 million, from the second quarter of 1999 to the second quarter of 2000, primarily as the result of increased levels of indebtedness due to higher floor plan liability levels, and additional real estate and leased unit borrowings.

INCOME BEFORE INCOME TAXES

         Income before income taxes decreased by $3.6 million, or 55.4%, from $6.5 million to $2.9 million from the second quarter of 1999 to the second quarter of 2000, as a result of the factors described above.

INCOME TAXES

         The Company has provided for taxes at a 40% effective rate.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999

REVENUES

         Revenues increased by approximately $91.2 million, or 24.8%, from $367.3 million to $458.5 million from the first six months of 1999 to the first six months of 2000. Sales of new and used trucks increased by approximately $49.2 million, or 19.6%, from $251.3 million to $300.5 million from the first six months of 1999 to the first six months of 2000. Unit sales of new trucks increased by 21.9% and new truck average revenue per unit increased by 4.4%. Unit sales of used trucks increased by 0.6% and used truck average revenue per unit decreased by 14.3%. Average used truck prices decreased due to an excess supply of used inventory in the market. As a result, the Company recognized a $2.75 million loss provision during the first six months of 2000 to increase the Company's reserve for used truck valuation and repossession losses.


         Parts and service sales increased by approximately $24.1 million, or 39.1%, from $61.6 million to $85.7 million. The increase was due to same store growth of approximately 6.6% and parts and service sales associated with Southwest, Pressley and Calvert acquisitions.


         Sale of new and used construction equipment increased approximately $13.8 million, or 56.1% from $24.6 million to $38.4 million from the first six months of 1999 to the first six months of 2000. The increase was due to same store growth of approximately $7.6 million or 30.9% and new and used equipment sales associated with the Calvert acquisition.

         Lease and rental revenues increased by approximately $3.1 million, or 27.4% from $11.3 million to $14.4 million. Approximately $2.1 million or 70.0% of the increase was due to the Pressley and Calvert acquisitions with the remainder attributable to same store growth.

         Finance and insurance revenues decreased by approximately $2.3 million, or 30.7%, from $7.5 million to $5.2 million from the first six months of 1999 to the first six months of 2000. The decrease is a result of there being proportionately fewer truck deliveries to owner operators, who are the customers most likely to purchase finance and insurance contracts, in comparison to truck deliveries to fleet customers. Finance and insurance revenues have limited direct costs and, therefore, contribute a disproportionate share of operating profits.

         Retail sales increased $2.9 million or 31.9% from $9.1 million to $12.0 million from the second quarter of 1999 to the second quarter of 2000, primarily as a result of the opening of a second D & D store in the Greater Houston, Texas area.

GROSS PROFIT

         Gross profit increased by approximately $12.8 million, or 20.2%, from $63.4 million to $76.2 million from the first six months of 1999 to the first six months of 2000. Gross profit as a percentage of sales decreased from 17.3% in the first six months of 1999 to 16.6% in the first six months of 2000. The decrease in gross profit as a percentage of sales was due to decreased margins in the used truck department and the decrease in finance and insurance revenues.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expenses increased by approximately $14.8 million, from $45.2 million to $60.0 million, or 32.7%, from the first six months of 1999 to the first six months of 2000. The increase resulted from approximately $11.9 million or 26.3% of selling, general and administrative expense related to the Southwest, Pressley and Calvert acquisitions with the remaining attributable to same store increases. Selling, general and administrative expenses as a percentage of revenue increased from 12.3% in the first six months of 1999 to 13.1% in the first six months of 2000.

INTEREST EXPENSE

         Interest expense increased by approximately $3.8 million from $3.4 million to $7.2 million, or 118.8%, from the first six months of 1999 to the first six months of 2000, primarily as the result of increased levels of indebtedness due to higher floor plan liability levels, and additional real estate and leased unit borrowings.

INCOME BEFORE INCOME TAXES

         Income before income taxes decreased by $7.3 million, or 60.8% from $12.0 million to $4.7 million from the first six months of 1999 to the first six months of 2000, as a result of the factors described above.

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

         At June 30, 2000, the Company had working capital of approximately $3.9 million, including $15.5 million in cash and cash equivalents, $29.2 million in accounts receivable, $177.0 million in inventories, and $1.2 million in prepaid expenses and other, less $34.1 million of trade accounts payable and accrued expenses, $34.4 million of current maturities of long-term debt and advances outstanding under lines of credit, and $150.5 million outstanding under floor plan financing. The aggregate maximum borrowing limits under working capital lines of credit with the Company's primary lenders is approximately $22.4 million. The Company's floor plan agreements with various finance providers limit the aggregate amount of borrowings based on the number of new and used trucks and the book value of construction equipment inventory.

         For the first six months of 2000, operating activities resulted in net cash provided by operations of $10.4 million. Net income of $2.8 million, a decrease in accounts receivable of $0.6 million, an increase in trade accounts payable of $6.6 million coupled with provisions for depreciation, amortization and deferred taxes totaling $7.3 million offset an increase in inventories and prepaid expenses and other of $4.0 million, a decrease in accrued expenses of $2.7 million and a gain on sale of property and equipment of $0.2 million.

         For the first six months of 1999, operating activities resulted in net cash used in operations of approximately $23.3 million. Net income of $7.2 million, a decrease in accounts receivable of $1.2 million, coupled with provisions for depreciation, amortization and deferred taxes totaling $4.6 million was more than offset by a decrease in accrued expenses of $4.7 million, and an increase in inventories of $31.7 million.

         During the first six months of 2000, the Company used $19.5 million in investing activities, including purchases of property, plant and equipment of $20.7 million and an increase in other assets of $0.3 million, offset by proceeds from the sale of property, plant and equipment of $1.5 million.

         During the first six months of 1999, the Company used $19.3 million in investing activities, including purchases of property, plant and equipment of $18.1 million and an increase in other assets of $1.7 million, offset by proceeds from the sale of property, plant and equipment of $0.5 million.

         Net cash generated from financing activities in the first six months of 2000 amounted to $4.5 million. Proceeds from increased notes payable and advances outstanding on lines of credit of $34.5 million more than offset principal payments on notes payable and decreases in floor plan liability of $30.0 million.

         Net cash generated from financing activities in the first six months of 1999 amounted to $33.1 million. Proceeds from additional floor plan financing and increased notes payable of $40.4 million more than offset principal payments on notes payable of $7.3 million.

         Substantially all of the Company's truck purchases from PACCAR are made on terms requiring payment within 15 days or less from the date of shipment from the factory. The Company finances all, or substantially all, of the purchase price of its new truck inventory, and 75% of the loan value of its used truck inventory, under a floor plan arrangement with GMAC under which GMAC pays PACCAR directly with respect to new trucks. The Company makes monthly interest payments on the amount financed but is not required to commence loan principal repayments to GMAC prior to the sale of new vehicles for a period of 12 months and for used vehicles for a period of three months. At June 30, 2000, the Company had approximately $104.5 million outstanding under its floor plan financing arrangement with GMAC. GMAC permits the Company to earn, for up to 50% of the amount borrowed under its floor plan financing arrangement with GMAC, interest at the prime rate less three-quarters of one percent on overnight funds deposited by the Company with GMAC.

         Substantially all of the Company's new equipment purchases are financed by either John Deere or Associates Commercial Corporation. The Company finances all, or substantially all, of the purchase price of its new equipment inventory, under its floor plan facilities. The agreement with John Deere provides interest free financing for four months after which time the amount financed is required to be paid in full, or an immediate 2.25% discount with payment due in 30 days. When the equipment is sold prior to the expiration of the four month period, the Company is required to repay the principal within approximately 10 days of the sale. Should the equipment financed by John Deere not be sold within the four month period, it is transferred to the Associates Commercial Corporation floor plan arrangement. The Company makes principal payments to Associates Commercial Corporation, for sold inventory, on the 15th day of each month. Used and rental equipment, to a maximum of book value, is financed under a floor plan arrangement with Associates Commercial Corporation. The Company makes monthly interest payments on the amount financed and is required to commence loan principal repayments on rental equipment as book value reduces. Principal payments, for sold used equipment, are made the 15th day of each month following the sale. The loans are collateralized by a lien on the equipment. The Company's floor plan agreements limit the aggregate amount of borrowings based on the book value of new and used equipment units. As of June 30, 2000, the Company's floor plan arrangement with Associates Commercial Corporation permits the financing of up to $25 million in construction equipment. At June 30, 2000, the Company had $30.5 million and $15.5 million outstanding under its floor plan financing arrangements with John Deere and Associates Commercial Corporation, respectively.

BACKLOGS

         The Company enters firm orders into its backlog at the time the order is received. Currently, customer orders are being filled in approximately six to nine months and customers have historically placed orders expecting delivery within three to six months. However, certain customers, including fleets and governments, typically place orders up to one year in advance of their desired delivery date. The Company in the past has typically allowed customers to cancel orders at any time prior to delivery, and the Company's level of cancellations is affected by general economic conditions, economic recessions and customer business cycles. As a percentage of orders, cancellations historically have ranged from 5% to 12% of annual order volume. The Company's backlogs as of June 30, 2000 and 1999, were approximately $100 million and $185 million, respectively. Backlogs decreased principally due to the above noted weaker demand for trucks.

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

         The Company is exposed to some market risk through interest rates, related to its floor plan borrowing arrangements and discount rates related to finance sales. Floor plan borrowings are based on the Prime Rate of interest and are used to meet working capital needs. As of June 30, 2000, the Company had floor plan borrowings of approximately $150,488,000. Assuming an increase in the Prime Rate of interest of 100 basis points, future cash flows could be effected up to $1,504,880. The interest rate variability on all other debt would not have a material adverse effect on the Company's financial statements. The Company provides all customer financing opportunities to various finance providers. The Company receives all finance charges, in excess of a negotiated discount rate, from the finance providers within 30 days. The negotiated discount rate is variable, thus subject to interest rate fluctuations. This interest rate risk is mitigated by the Company's ability to pass discount rate increases to customers through higher financing rates.

PART II.  OTHER INFORMATION

         Item 1.  Legal Proceedings

                  Not Applicable

         Item 2.  Changes in Securities

                  Not Applicable

         Item 3.  Defaults upon Senior Securities

                  Not Applicable

         Item 4.  Submission of Matters to a Vote of Security Holders

                  (a)   The Annual Meeting of Shareholders was held on May 16,
                        2000.

                  (b) The following directors were elected to serve until the next Annual Meeting of Shareholders on until their successors have been elected and qualified:

                           W. Marvin Rush                 W.M. "Rusty" Rush
                           Robin M. Rush                  Harold D. Marshall
                           Ronald J. Krause               John D. Rock

                  (c) (1) The director's in (b) above were elected by the following number of votes:


      NAME                          NUMBER OF VOTES        NUMBER OF VOTES WITHHELD
      ----                          ---------------        ------------------------
W. Marvin Rush                         5,847,890                     14,550
W.M. "Rusty" Rush                      5,848,090                     14,350
Robin M. Rush                          5,847,890                     14,550
Ronald J. Krause                       5,848,090                     14,350
John D. Rock                           5,848,090                     14,350
Harold D. Marshall                     5,848,090                     14,350

                  (2) Of the 5,862,440 number of shares of Common Stock voting at the meeting, 5,857,730 shares voted for the ratification of the appointment of the firm Arthur Andersen LLP as the Company's independent accountants for 2000. The number of shares that voted against the ratification was 1,550 and the holders of 3,160 shares abstained from the voting.

                  (3) Of the 5,862,440 number of shares of Common Stock voting at the meeting, 5,171,859 shares voted to amend the Articles of Incorporation of incorporation of the Company to reduce, from two-thirds to a majority, the required vote of shareholders to approve certain corporate actions. The number of shares that voted against the ratification was 44,245, the holders of 1,800 shares abstained from the voting and 644,536 shares were unvoted.

                  (4) Of the 5,862,440 number of shares of Common Stock voting at the meeting, 5,686,387 shares voted to amend the Company's 1997 Non-Employee Director Stock Option Plan (the "Plan") to increase the number of shares available under the Plan to 300,000. The number of shares that voted against the ratification was 172,653 and the holders of 3,400 shares abstained from the voting.

         Item 5.  Other Information

                  Not Applicable

         Item 6.  Exhibits and Reports on Form 8-K

                  a)  Exhibits

                       Exhibit
                       Number
                       -------
                           3.1*     Restated Articles of Incorporation of the
                                    Company

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

                                     RUSH ENTERPRISES, INC.



Date:    August 11, 2000           By:     /s/ W. MARVIN RUSH
                                         --------------------------------------
                                   Name:   W. Marvin Rush
                                   Title:  Chairman and Chief Executive Officer
                                           (Principal Executive Officer)


Date:    August 11, 2000           By:     /s/ MARTIN A. NAEGELIN, JR.
                                         --------------------------------------
                                   Name:   Martin A. Naegelin, Jr.
                                   Title:  Vice President and Chief Financial
                                           Officer (Principal Financial and
                                           Accounting Officer)