Form 10-Q
period 2000-09-30
RUSH ENTERPRISES INC \TX\
filed 2000-11-14
CIK 1012019

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from ___________________ to __________________________

                         Commission file number 0-20797


                         ------------------------------


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

                                                  Yes _X_ No ___


                         ------------------------------


         Indicated below is the number of shares outstanding of the registrant's only class of common stock, as of November 7, 2000.

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

                                      INDEX

PART I.  FINANCIAL INFORMATION                                                                     PAGE
                                                                                                   ----
         Item 1.  Financial Statements

             Consolidated Balance Sheets - September 30, 2000 (unaudited) and December 31, 1999. .    3

             Consolidated Statements of Income - For the Three and Nine Months
             Ended September 30, 2000 and 1999 (unaudited) . . . . . . . . . . . . . . . . . . . . . .4

             Consolidated Statements of Cash Flows - For the Nine Months Ended
             September 30, 2000 and 1999 (unaudited). . . . . . . . . . . . . . . . . . . . . . . . . 5

              Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . . . . .6

         Item 2.  Management's Discussion and Analysis of Financial Condition
                    and Results of Operations . . . . . . . . . . . . . . . . ... . . . . . . . . . . 9

         Item 3. Quantitative and Qualitative Disclosures about Market Risk . . . . . . . . . . . . .16

PART II.  OTHER INFORMATION  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . ..17

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  .18

                    RUSH ENTERPRISES, INC., AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                 (IN THOUSANDS)

                                                                                        September 30,      December 31,
                                                                                             2000              1999
                                                                                          (Unaudited)       (Audited)
                                                                                        ---------------- ----------------

                                     ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                                            $  13,445         $  20,004
   Accounts receivable, net                                                                28,413            29,767
   Inventories                                                                            187,490           173,565
   Prepaid expenses and other                                                                 914               736
                                                                                        ---------        ----------
                         Total current assets                                             230,262           224,072
PROPERTY AND EQUIPMENT, net                                                               122,560           103,426
OTHER ASSETS, net                                                                          38,186            38,198
                                                                                        ---------         ---------
                         Total assets                                                   $ 391,008         $ 365,696
                                                                                        =========         =========
                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Floor plan notes payable                                                             $ 162,160         $ 150,862
   Current maturities of long-term debt                                                     6,783             8,463
   Advances outstanding under lines of credit                                              30,719            10,953
   Trade accounts payable                                                                  10,507             9,710
   Accrued expenses                                                                        16,350            20,516
   Note payable to shareholder                                                                  -            20,725
                                                                                        ---------        ----------
                         Total current liabilities                                        226,519           221,229
LONG-TERM DEBT, net of current maturities                                                  77,903            65,414

DEFERRED INCOME TAXES, net                                                                  6,827             4,201

COMMITMENTS AND CONTINGENCIES (Note 2)

SHAREHOLDERS' EQUITY:
   Preferred stock, par value $.01 per share; 1,000,000 shares authorized; 0 shares
     outstanding in 2000 and 1999                                                          -                 -
   Common stock, par value $.01 per share; 25,000,000 shares authorized; 7,002,044
     shares outstanding in 2000 and 1999                                                       70                70
   Additional paid-in capital                                                              39,155            39,155
   Retained earnings                                                                       40,534            35,627
                                                                                        ---------        ----------

                         Total shareholders' equity                                        79,759            74,852
                                                                                        ---------        ----------

                         Total liabilities and shareholders' equity                     $ 391,008         $ 365,696
                                                                                        =========         =========


  The accompanying notes are an integral part of these consolidated financial statements.

                    RUSH ENTERPRISES, INC., AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
              (IN THOUSANDS, EXCEPT EARNINGS PER SHARE - UNAUDITED)

                                                                           THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                              SEPTEMBER 30,                   SEPTEMBER 30,
                                                                       ----------------------------    ----------------------------
                                                                          2000            1999            2000            1999
                                                                       ------------   -------------    ------------    ------------
REVENUES:
     New and used truck sales                                             $144,128        $149,931        $444,652        $401,222
     Parts and service                                                      47,693          32,949         133,346          94,567
     Construction equipment sales                                           18,388          16,592          56,799          41,191
     Lease and rental                                                        7,845           6,936          22,196          18,273
     Finance and insurance                                                   1,278           3,326           6,503          10,829
     Retail sales                                                            7,334           4,454          19,381          13,565
     Other                                                                     703             656           2,980           2,452
                                                                       ------------   -------------    ------------    ------------
TOTAL REVENUES                                                             227,369         214,844         685,857         582,099

COST OF PRODUCTS SOLD                                                      186,009         181,179         568,260         485,066
                                                                       ------------   -------------    ------------    ------------
GROSS PROFIT                                                                41,360          33,665         117,597          97,033

SELLING, GENERAL AND ADMINISTRATIVE                                         30,935          23,229          90,952          68,436

DEPRECIATION AND AMORTIZATION                                                2,502           1,483           6,829           4,270
                                                                       ------------   -------------    ------------    ------------
OPERATING INCOME                                                             7,923           8,953          19,816          24,327

INTEREST EXPENSE                                                             4,426           1,977          11,637           5,343
                                                                       ------------   -------------    ------------    ------------
INCOME BEFORE INCOME TAXES                                                   3,497           6,976           8,179          18,984

PROVISION FOR INCOME TAXES                                                   1,399           2,791           3,272           7,594
                                                                       ------------   -------------    ------------    ------------
NET INCOME                                                                $  2,098        $  4,185        $  4,907        $ 11,390
                                                                       ============   =============    ============    ============
EARNINGS PER SHARE:
          Basic                                                           $   0.30       $    0.63       $    0.70       $    1.71
                                                                       ============   =============    ============    ============
          Diluted                                                         $   0.30       $    0.61       $    0.70       $    1.68
                                                                       ============   =============    ============    ============
     Weighted average shares outstanding
          Basic                                                              7,002           6,646            7,002          6,646
                                                                       ============   =============    ============    ============
          Diluted                                                            7,002           6,860            7,030          6,799
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

                    RUSH ENTERPRISES, INC., AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                          NINE MONTHS ENDED
                                                                                            SEPTEMBER 30,
                                                                                       2000               1999
                                                                                    ----------         ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                        $   4,907          $  11,390
   Adjustments to reconcile net income to net cash provided by (used in)
     operating activities- net of acquisitions
       Depreciation and amortization                                                     9,738              5,702
       Gain on sale of property and equipment                                             (803)               (80)
       Provision for deferred income tax expense                                         2,626              1,938
       Change in accounts receivable, net                                                1,354             (5,676)
       Change in inventories                                                           (12,855)           (26,450)
       Change in prepaid expenses and other, net                                           (36)               219
       Change in trade accounts payable                                                    797              1,584
       Change in accrued expenses                                                       (4,195)            (3,990)
                                                                                    -----------        -----------
          Net cash provided by (used in) operating activities                            1,533            (15,363)
                                                                                    ----------         -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of property and equipment                                               (29,330)           (30,428)
   Proceeds from the sale of property and equipment                                      2,785              1,112
   Business acquisitions                                                                (2,236)            (4,113)
   Change in other assets                                                                 (459)            (2,059)
                                                                                    ----------         ----------
          Net cash used in investing activities                                        (29,240)           (35,488)
                                                                                    ----------         ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from long-term debt                                                         23,075             27,870
   Principal payments on long-term debt                                                (32,991)            (7,880)
   Draws on lines of credit, net                                                        19,766             -
   Draws on floor plan notes payable, net                                               11,298             38,262
                                                                                    ----------         ----------
          Net cash provided by financing activities                                     21,148             58,252
                                                                                    ----------         ----------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                    (6,559)             7,401
CASH AND CASH EQUIVALENTS, beginning of period                                          20,004             22,516
                                                                                    ----------         ----------
CASH AND CASH EQUIVALENTS, end of period                                             $  13,445          $  29,917
                                                                                     =========          =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the period for-
     Interest                                                                        $  13,933          $   5,298
                                                                                     =========          =========
     Income taxes                                                                    $   3,155          $   7,164
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

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements" which provides the Staff's views in applying generally accepted accounting principles to selected revenue recognition issues. SAB No. 101 is required to be implemented no later than the fourth quarter of fiscal years beginning after December 15, 1999. The Company has reviewed the guidance contained in SAB No. 101 and believes that its current accounting policies and disclosures are appropriate and address the requirements of SAB No. 101.

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

3 - EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted earnings per share:

                                                        THREE MONTHS ENDED SEPTEMBER 30,        NINE MONTHS ENDED SEPTEMBER 30,
                                                            2000                1999                2000               1999
                                                       --------------- -- -----------------    --------------- -- ---------------
Numerator:
   Net income- numerator for basic and diluted
earnings per share                                        $ 2,098,000          $ 4,185,000        $ 4,907,000       $ 11,390,000
                                                       ===============    =================     ===============    ===============
Denominator:
   Denominator for basic earnings per share-
weighted average shares                                     7,002,044            6,646,488          7,002,044          6,646,488
   Effect of dilutive securities:
      Employee and Director stock options                           -              213,088             27,508            152,593
                                                       ---------------    -----------------    ---------------    ---------------
   Denominator for diluted earnings per
   share-adjusted weighted average shares                   7,002,044            6,859,576        7,029,552            6,799,081
                                                       ===============    =================    =============      ===============
Basic earnings per share                                  $       .30          $       .63        $     .70         $       1.71
                                                       ===============    =================    ===============    ===============
Diluted earnings per share                                $       .30          $       .61        $     .70         $       1.68
                                                       ===============    =================    ===============    ===============

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

         The accounting policies of the segments are the same as those described in the summary of significant accounting policies in the Company's Annual Report on Form 10-K. The Company evaluates performance based on income before income taxes not including extraordinary items.

         The Company accounts for intersegment sales and transfers as if the sales or transfers were to third parties, that is, at current market prices. There were no material intersegment sales during the three and nine months ended September 30, 2000 and 1999.

         The Company's reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies. Business units were maintained through expansion and acquisitions. The following table contains summarized information about reportable segment revenue, operating income and segment assets, for the three and nine months ended September 30, 2000 and 1999:
(in thousands)

                                               HEAVY-DUTY     CONSTRUCTION
                                                 TRUCK         EQUIPMENT
                                                SEGMENT         SEGMENT         ALL OTHER         TOTALS
                                               ----------     ------------      ---------         ------

THREE MONTHS ENDED SEPTEMBER 30, 2000

Revenues from external customers             $  190,250       $  27,419        $   9,700      $  227,369
Segment income (loss) before taxes                3,768              73            (344)           3,497
Segment assets                                  290,263          66,221           34,524         391,008

NINE MONTHS ENDED SEPTEMBER 30, 2000

Revenues from external customers             $  577,888       $  82,041        $  25,928      $  685,857
Segment income (loss) before taxes                8,375             422            (618)           8,179
Segment assets                                  290,263          66,221           34,524         391,008


THREE  MONTHS ENDED SEPTEMBER 30, 1999

Revenues from external customers             $  183,837       $  24,566        $   6,441      $  214,844
Segment income before taxes                       6,156             337              483           6,976
Segment assets                                  204,913          74,119           17,840         296,872

NINE  MONTHS ENDED SEPTEMBER 30, 1999

Revenues from external customers             $  499,442       $  62,016        $  20,641      $  582,099
Segment income before taxes                      16,788             951            1,245          18,984
Segment assets                                  204,913          74,119           17,840         296,872

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

         In September 2000, the Company purchased all the assets of Smith Brothers Catalogs, Inc., and its' online western superstore-Smithbros.com, (collectively "Smithbrothers"). The acquisition provides Rush with Smithbrothers' current list of over 120,000 customers and the technology to offer D&D's expansive inventory through a catalog and online. The transaction was valued at approximately $2.3 million with the purchase price paid in cash.

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

RESULTS OF OPERATIONS

         The following discussion and analysis is of the Company's results of operations for the three and nine months ended September 30, 2000 and 1999.

         The following table sets forth for the periods indicated certain financial data as a percentage of total revenues:

                                         THREE MONTHS ENDED               NINE MONTHS ENDED
                                            SEPTEMBER 30,                   SEPTEMBER 30,
                                     ----------------------------    ----------------------------
                                        2000            1999            2000            1999
                                     -----------     ------------    ------------    ------------
New and used truck sales                   63.4 %           69.8 %          64.8 %          68.9 %
Parts and service                          21.0             15.3            19.5            16.3
Construction equipment sales                8.1              7.7             8.3             7.1
Lease and rental                            3.4              3.2             3.2             3.1
Finance and insurance                       0.6              1.6             1.0             1.9
Retail sales                                3.2              2.1             2.8             2.3
Other                                       0.3              0.3             0.4             0.4
                                     -----------     ------------    ------------    ------------
           Total revenues                 100.0            100.0           100.0           100.0
Cost of products sold                      81.8             84.3            82.8            83.3
                                     -----------     ------------    ------------    ------------
Gross profit                               18.2             15.7            17.2            16.7
Selling, general and administrative
expenses                                   13.6             10.8            13.3            11.8
Depreciation and amortization               1.1              0.7             1.0             0.7
                                     -----------     ------------    ------------    ------------
Operating income                            3.5              4.2             2.9             4.2
Interest expense                            2.0              0.9             1.7             0.9
                                     -----------     ------------    ------------    ------------
Income before income taxes                  1.5              3.3             1.2             3.3
Provision for income taxes                  0.6              1.3             0.5             1.3
                                     -----------     ------------    ------------    ------------
Net income                                  0.9 %            2.0 %           0.7 %           2.0 %
                                     ===========     ============    ============    ============

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999

REVENUES

         Revenues increased by approximately $12.6 million, or 5.9%, from $214.8 million to $227.4 million from the third quarter of 1999 to the third quarter of 2000. Approximately, $31.4 million in sales is attributable to the Southwest, Pressley and Calvert acquisitions, resulting in a same store decrease of approximately $18.8 million or 8.8%. Sales of new and used trucks decreased by approximately $5.8 million, or 3.9%, from $149.9 million to $144.1 million from the third quarter of 1999 to the third quarter of 2000. Unit sales of new and used trucks increased by 6.1% and 3.7%, respectively, from the third quarter of 1999 to the third quarter of 2000, while new and used truck average revenue per unit decreased by 10.7% and 13.2%, respectively. The decrease in the average truck prices is due to an excess supply of used inventory in the market, and to increased fuel prices. The Company estimates that its provisions for used truck valuation and repossession losses, established through the second quarter, is adequate to cover future losses that may arise, and thus made no additional provision for such losses in the third quarter.

         Parts and service sales increased by approximately $14.8 million, or 45.0%, from $32.9 million to $47.7 million from the third quarter of 1999 to the third quarter of 2000. The increase was due to same store growth of $4.2 million or 12.8%, and parts and service sales of approximately $10.6 million from the Southwest, Pressley and Calvert dealerships.

         Sale of new and used construction equipment increased approximately $1.8 million, or 10.8%, from $16.6 million to $18.4 million from the third quarter of 1999 to the third quarter of 2000. The increase is primarily due to the Calvert acquisition.

                  Lease and rental revenues increased by approximately $0.9 million, or 13.0% from $6.9 million to $7.8 million. The increase is primarily due to the Calvert acquisition.

         Finance and insurance revenues decreased by approximately $2.0 million, or 60.6%, from $3.3 million to $1.3 million from the third quarter of 1999 to the third quarter of 2000. The decrease is a result of there being proportionately fewer truck deliveries to owner operators, who are the customers most likely to purchase finance and insurance contracts, in comparison to truck deliveries to fleet customers. Finance and insurance revenues have limited direct costs and, therefore, contribute a disproportionate share of operating profits.

         Retail sales increased $2.9 million or 65.9% from $4.4 million to $7.3 million from the third quarter of 1999 to the third quarter of 2000, primarily as a result of the opening of a second D & D store in the Greater Houston, Texas area and the acquisition of Smithbrothers.

GROSS PROFIT

         Gross profit increased by approximately $7.7 million, or 22.8%, from $33.7 million to $41.4 million from the third quarter of 1999 to the third quarter of 2000. Gross profit as a percentage of sales increased from 15.7% in the third quarter of 1999 to 18.2% in the third quarter of 2000. The increase in gross profit as a percentage of sales was a result of a change in sales mix. Parts and service sales are higher margin profit centers and increased as a percentage of revenues, while truck sales, lower margin profit centers, decreased as a percentage of revenues.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expenses increased by approximately $7.7 million, from $23.2 million to $30.9 million, or 33.2%, from the third quarter of 1999 to the third quarter of 2000. The increase resulted from approximately $5.6 million or 24.1% of selling, general and administrative expense related to the Southwest, Pressley and Calvert acquisitions with the remaining attributable to same store increases. Selling, general and administrative expenses as a percentage of sales increased from 10.8% to 13.6% from the third quarter of 1999 to the third quarter of 2000.

INTEREST EXPENSE

         Interest expense increased by approximately $2.4 million or 120.0%, from $2.0 million to $4.4 million, from the third quarter of 1999 to the third quarter of 2000, primarily as the result of increased levels of indebtedness due to higher floor plan liability levels, and additional real estate and leased unit borrowings.

INCOME BEFORE INCOME TAXES

         Income before income taxes decreased by $3.5 million, or 50.0%, from $7.0 million to $3.5 million from the third quarter of 1999 to the third quarter of 2000, as a result of the factors described above.

INCOME TAXES

         The Company has provided for taxes at a 40% effective rate.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999

REVENUES

         Revenues increased by approximately $103.8 million, or 17.8%, from $582.1 million to $685.9 million from the first nine months of 1999 to the first nine months of 2000. Sales of new and used trucks increased by approximately $43.5 million, or 10.8%, from $401.2 million to $444.7 million from the first nine months of 1999 to the first nine months of 2000. Unit sales of new and used trucks increased by 16.4% and 1.6%, respectively, from the first nine months of 1999 to the first nine months of 2000, while new and used truck average revenue per unit decreased by 0.5% and 13.9%, respectively. The decrease in the average truck prices is due to an excess supply of used inventory in the market, and to increased fuel prices.

         Parts and service sales increased by approximately $38.7 million, or 40.9%, from $94.6 million to $133.3 million. The increase was due to same store growth of approximately 8.6% and parts and service sales associated with Southwest, Pressley and Calvert acquisitions.

         Sale of new and used construction equipment increased approximately $15.6 million, or 37.9% from $41.2 million to $56.8 million from the first nine months of 1999 to the first nine months of 2000. The increase was due to same store growth of approximately $6.2 million or 15.0% and new and used equipment sales associated with the Calvert acquisition.

         Lease and rental revenues increased by approximately $3.9 million, or
21.3 % from $18.3 million to $22.2 million from the first nine months of 1999 to the first nine months of 2000. Approximately $3.1 million or 79.5% of the increase was due to the Pressley and Calvert acquisitions with the remainder attributable to same store growth.

         Finance and insurance revenues decreased by approximately $4.3 million, or 39.8%, from $10.8 million to $6.5 million from the first nine months of 1999 to the first nine months of 2000. The decrease is a result of there being proportionately fewer truck deliveries to owner operators, who are the customers most likely to purchase finance and insurance contracts, in comparison to truck deliveries to fleet customers. Finance and insurance revenues have limited direct costs and, therefore, contribute a disproportionate share of operating profits.

         Retail sales increased $5.8 million or 42.6% from $13.6 million to $19.4 million from the first nine months of 1999 to the first nine months of 2000, primarily as a result of the opening of a second D & D store in the Greater Houston, Texas area and the acquisition of Smithbrothers.

GROSS PROFIT

         Gross profit increased by approximately $20.6 million, or 21.2%, from $97.0 million to $117.6 million from the first nine months of 1999 to the first nine months of 2000. Gross profit as a percentage of sales increased slightly from 16.7% to 17.2% from the first nine months of 1999 to the first nine months of 2000. The increase in gross profit as a percentage of sales was a result of a change in sales mix. Parts and service sales are higher margin profit centers and increased as a percentage of revenues, while truck sales, lower margin profit centers, decreased as a percentage of revenues.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expenses increased by approximately $22.5 million, from $68.4 million to $90.9 million, or 32.9%, from the first nine months of 1999 to the first nine months of 2000. The increase resulted from approximately $17.5 million or 25.6% of selling, general and administrative expense related to the Southwest, Pressley and Calvert acquisitions with the remaining attributable to same store increases. Selling, general and administrative expenses as a percentage of revenue increased from 11.8% in the first nine months of 1999 to 13.3% in the first nine months of 2000.

INTEREST EXPENSE

         Interest expense increased by approximately $6.3 million from $5.3 million to $11.6 million, or 118.9%, from the first nine months of 1999 to the first nine months of 2000, primarily as the result of increased levels of indebtedness due to higher floor plan liability levels, and additional real estate and leased unit borrowings.

INCOME BEFORE INCOME TAXES

         Income before income taxes decreased by $10.8 million, or 56.8% from $19.0 million to $8.2 million from the first nine months of 1999 to the first nine months of 2000, as a result of the factors described above.

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

         At September 30, 2000, the Company had working capital of approximately $3.8 million, including $13.5 million in cash and cash equivalents, $28.4 million in accounts receivable, $187.5 million in inventories, and $0.9 million in prepaid expenses and other, less $26.8 million of trade accounts payable and accrued expenses, $37.5 million of current maturities of long-term debt and advances outstanding under lines of credit, and $162.2 million outstanding under floor plan financing. The aggregate maximum borrowing limits under working capital lines of credit with the Company's primary lender is approximately $22.0 million. The Company's floor plan agreements with various finance providers limit the aggregate amount of borrowings based on the number of new and used trucks and the book value of construction equipment inventory.

         For the first nine months of 2000, operating activities resulted in net cash provided by operations of $1.5 million. Net income of $4.9 million, a decrease in accounts receivable of $1.3 million, an increase in trade accounts payable of $0.8 million coupled with provisions for depreciation, amortization and deferred income taxes totaling $12.4 million offset an increase in inventories and prepaid expenses and other of $12.9 million, a decrease in accrued expenses of $4.2 million and a gain on sale of property and equipment of $0.8 million.

         For the first nine months of 1999, operating activities resulted in net cash used in operations of approximately $15.4 million. Net income of $11.4 million, an increase in prepaid expenses and other of $0.2 million, an increase in trade accounts payable of $1.6 million, coupled with provisions for depreciation, amortization and deferred income taxes totaling $7.6 million was more than offset by an increase in accounts receivable of $5.7 million, a decrease in accrued expenses of $4.0 million, and an increase in inventories of $26.5 million.

         During the first nine months of 2000, the Company used $29.2 million in investing activities, including purchases of property and equipment of $29.3 million, business acquisitions of $2.2 million, and an increase in other assets of $0.5 million, offset by proceeds from the sale of property and equipment of $2.8 million.

         Net cash generated from financing activities in the first nine months of 2000 amounted to $21.1 million. Proceeds from increased notes payable and advances outstanding on lines of credit of $42.8 million and draws on floor plan notes payable of $11.3 million, more than offset principal payments on notes payable of $33.0 million.

         During the first nine months of 1999, the Company used $35.5 million in investing activities, including purchases of property and equipment of $30.4 million, cash used in a business acquisition of $4.1 million and an increase in other assets of $2.1 million, offset by proceeds from the sale of property and equipment of $1.1 million.

         Net cash generated from financing activities in the first nine months of 1999 amounted to $58.3 million. Proceeds from additional floor plan financing and increased notes payable of $38.3 million and $27.9 million, respectively, more than offset principal payments on notes payable of $7.9 million.

         Substantially all of the Company's truck purchases from PACCAR are made on terms requiring payment within 15 days or less from the date of shipment from the factory. The Company finances all, or substantially all, of the purchase price of its new truck inventory, and 75% of the loan value of its used truck inventory, under a floor plan arrangement with GMAC under which GMAC pays PACCAR directly with respect to new trucks. The Company makes monthly interest payments on the amount financed but is not required to commence loan principal repayments to GMAC prior to the sale of new vehicles for a period of 12 months and for used vehicles for a period of three months. At September 30, 2000, the Company had approximately $116.5 million outstanding under its floor plan financing arrangement with GMAC. GMAC permits the Company to earn, for up to 50% of the amount borrowed under its floor plan financing arrangement with GMAC, interest at the prime rate less three-quarters of one percent on overnight funds deposited by the Company with GMAC.

         Substantially all of the Company's new equipment purchases are financed by either John Deere or Associates Commercial Corporation. The Company finances all, or substantially all, of the purchase price of its new equipment inventory, under its floor plan facilities. The agreement with John Deere provides interest free financing for four months after which time the amount financed is required to be paid in full, or an immediate 2.25% discount with payment due in 30 days. When the equipment is sold prior to the expiration of the four month period, the Company is required to repay the principal within approximately 10 days of the sale. Should the equipment financed by John Deere not be sold within the four month period, it is transferred to the Associates Commercial Corporation floor plan arrangement. The Company makes principal payments to Associates Commercial Corporation, for sold inventory, on the 15th day of each month. Used and rental equipment, to a maximum of book value, is financed under a floor plan arrangement with Associates Commercial Corporation. The Company makes monthly interest payments on the amount financed and is required to commence loan principal repayments on rental equipment as book value reduces. Principal payments, for sold used equipment, are made the 15th day of each month following the sale. The loans are collateralized by a lien on the equipment. The Company's floor plan agreements limit the aggregate amount of borrowings based on the book value of new and used equipment units. As of September 30, 2000, the Company's floor plan arrangement with Associates Commercial Corporation permits the financing of up to $25 million in construction equipment. At September 30, 2000, the Company had $32.3 million and $13.4 million outstanding under its floor plan financing arrangements with John Deere and Associates Commercial Corporation, respectively.

BACKLOGS

         The Company enters firm orders into its backlog at the time the order is received. Currently, customer orders are being filled in approximately six to nine months and customers have historically placed orders expecting delivery within three to six months. However, certain customers, including fleets and governments, typically place orders up to one year in advance of their desired delivery date. The Company in the past has typically allowed customers to cancel orders at any time prior to delivery, and the Company's level of cancellations is affected by general economic conditions, economic recessions and customer business cycles. As a percentage of orders, cancellations historically have ranged from 5% to 12% of annual order volume. The Company's backlogs as of September 30, 2000, and 1999, were approximately $100 million and $185 million, respectively.

SEASONALITY

         The Company's heavy-duty truck business is moderately seasonal. Seasonal effects on new truck sales related to the seasonal purchasing patterns of any single customer type are mitigated by the Company's diverse customer base, which includes small and large fleets, governments, corporations and owner operators. However, truck, parts and service operations historically have experienced higher volumes of sales in the second and third quarters. The Company has historically received benefits from volume purchases and meeting vendor sales targets in the form of cash rebates, which are typically recognized when received. Approximately 40% of such rebates have historically been received in the fourth quarter, resulting in a seasonal increase in gross profit.

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

         The Company is exposed to some market risk through interest rates, related to its floor plan borrowing arrangements and discount rates related to finance sales. Floor plan borrowings are based on the Prime Rate of interest and are used to meet working capital needs. As of September 30, 2000, the Company had floor plan borrowings of approximately $162,160,000. Assuming an increase in the Prime Rate of interest of 100 basis points, future cash flows could be effected up to $1,621,600. The interest rate variability on all other debt would not have a material adverse effect on the Company's financial statements. The Company provides all customer financing opportunities to various finance providers. The Company receives all finance charges, in excess of a negotiated discount rate, from the finance providers within 30 days. The negotiated discount rate is variable, thus subject to interest rate fluctuations. This interest rate risk is mitigated by the Company's ability to pass discount rate increases to customers through higher financing rates.

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

                             RUSH ENTERPRISES, INC.



Date:    November 13, 2000   By:   /S/ W. MARVIN RUSH
                                 ----------------------------------------
                             Name:  W. Marvin Rush
                             Title: Chairman and Chief Executive Officer
                                    (Principal Executive Officer)

Date:    November 13, 2000   By:  /S/ MARTIN A. NAEGELIN, JR.
                                 ----------------------------------------
                             Name:  Martin A. Naegelin, Jr.
                             Title: Vice President and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)