Form 10-K405
period 2000-12-31
RUSH ENTERPRISES INC \TX\
filed 2001-03-29
CIK 1012019

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
           OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2000

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

            Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

            Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

            The aggregate market value of voting stock held by non-affiliates of the registrant as of March 21, 2001 was approximately $13,293,333, based upon the last sales price on March 21, 2001 on the NASDAQ National Market for the Company's common stock. The registrant had 7,002,044 shares of Common Stock outstanding on March 21, 2001.

                       DOCUMENTS INCORPORATED BY REFERENCE
           Portions of registrant's definitive proxy statement for the registrant's 2001 Annual Meeting of Shareholders, to be filed with the
      Securities and Exchange Commission not later than April 30, 2001, are incorporated by reference into Part III of this Form 10-K.

                             RUSH ENTERPRISES, INC.

                               Index to Form 10-K

                          Year ended December 31, 2000

                                                                        Page No.
                                                                        --------

                                     Part I
Item 1.     Business                                                           3
Item 2.     Properties                                                        24
Item 3.     Legal Proceedings                                                 24
Item 4.     Submission of Matters to a Vote of Security Holders               24

                                     Part II

Item 5.     Market for Registrant's Common Stock and Related Shareholder
            Matters                                                           25
Item 6.     Selected Consolidated Financial and Operating Data                25
Item 7.     Management's Discussion and Analysis of Financial Condition and
            Results of Operations                                             28
Item 8.     Quantitative and Qualitative Disclosures about Market Risk        38
Item 9.     Financial Statements and Supplementary Data                       39
Item 10.    Changes in and Disagreements with Accountants on Accounting and
            Financial Disclosure                                              63

                                    Part III

Item 11.    Directors and Executive Officers of the Registrant                63
Item 12.    Executive Compensation                                            63
Item 13.    Security Ownership of Certain Beneficial Owners and Management    63
Item 14.    Certain Relationships and Related Transactions                    63

                                     Part IV

Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K   64

            Certain statements contained in this Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of the Form 10-K are "forward-looking statements" within the meaning of the Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended. Specifically, all statements other than statements of historical fact included in this Form 10-K regarding the Company's financial position, business strategy and plans and objectives of management of the Company for future operations are forward-looking statements. These forward-looking statements are based on the beliefs of the Company's management as well as assumptions made by and information currently available to the Company's management. When used in this report, the words "anticipate," "believe," "estimate," "expect" and "intend" and words or phrases of similar import, as they relate to the Company or its subsidiaries or Company management, are intended to identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions related to certain factors including, without limitation, competitive factors, general economic conditions, cyclicality, economic conditions in the new and used truck and equipment markets, customer relations, relationships with vendors, the interest rate environment, governmental regulation and supervision, seasonality, distribution networks, product introductions and acceptance, technological change, changes in industry practices, onetime events and other factors described herein and in the Company's Registration Statement on Form S-1 (File No. 333-03346) and in the Company's annual, quarterly and other reports filed with the Securities and Exchange Commission (collectively, "cautionary statements"). Although the Company believes that its expectations are reasonable, it can give no assurance that such expectations will prove to be correct. Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected, or intended. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the applicable cautionary statements. The Company does not intend to update these forward-looking statements.

PART I

Item 1. Business

      References herein to the "Company" or "Rush Enterprises" mean Rush Enterprises, Inc., a Texas corporation, its subsidiaries and Associated Acceptance, Inc., the insurance agency affiliated with the Company, unless the context requires otherwise.

General

We are a full-service, integrated retailer of premium transportation and construction equipment and related services. As the leading supplier of Peterbilt trucks, we accounted for approximately 20.7% of all new Peterbilt trucks sold in the United States in 2000. In 1997, we acquired our first John Deere construction equipment dealership in Houston, Texas and have grown to become a major supplier of John Deere construction equipment in Texas and Michigan. Through our strategically located networks of Rush Truck Centers and Rush Equipment Centers, we provide one-stop service for the needs of our customers, including retail sales of new and used transportation and construction equipment, as well as after-market parts sales, service and repair facilities and financing, leasing/rental, and insurance services.

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

      Our business strategy, based upon providing the customer with competitively priced products supported with timely and reliable service, has enabled us since 1996 to increase revenues at a compounded annual growth rate of
27.1 percent. We intend to continue to implement our business strategy, reinforce customer loyalty and remain a market leader by continuing to develop our Rush Truck Centers and Rush Equipment Centers as we extend our geographic focus through strategic acquisitions of new locations and expansions of our existing facilities.

      All of our business operations are currently conducted through five separate divisions: the Rush Truck Center Division, the Rush Equipment Center Division, the Rush Leasing and Rental Division, the Rush Financial and Insurance Division and the Rush Retail Division.

            Rush Truck Center Division. Since commencing operations as a Peterbilt heavy-duty truck dealer over 35 years ago, we have grown to operate Rush Truck Centers at 38 locations which primarily sell Peterbilt Class 8 heavy-duty trucks in the states of Texas, Colorado, Oklahoma, California, Louisiana, Arizona and New Mexico. Our Rush Truck Centers are strategically located to take advantage of increased cross-border traffic between the United States and Mexico resulting from implementation of NAFTA in 1994. During 2000, our Rush Truck Center Division accounted for approximately $721.1 million, or approximately 80.4%, of our total revenues.

            Rush Equipment Center Division. Since commencing operations as a John Deere dealer in 1997, we have grown to operate seven Rush Equipment Centers located in Texas and Michigan. We provide a full line of construction equipment for light to medium sized applications, with our primary products including John Deere backhoe loaders, hydraulic excavators, crawler dozers and four wheel drive loaders. During 2000, our Rush Equipment Center Division accounted for approximately $101.6 million, or approximately 11.3%, of our total revenues.

            Rush Leasing and Rental Division. We provide a broad line of product selections for lease or rent, including Class 8, Class 7 and Class 6 Peterbilt trucks, a full array of John Deere construction equipment products, including a variety of construction equipment trailers and heavy-duty cranes. Our lease and rental fleets are offered primarily through our

      Rush Truck Centers and Rush Equipment Centers on a daily, monthly or long-term basis. During 2000, our Rush Leasing and Rental Division accounted for approximately $37.1 million, or approximately 4.1%, of our total revenues.

            Rush Financial and Insurance Division. We offer third-party financing to assist customers in purchasing a new or used truck or piece of construction equipment. Additionally, we sell a complete line of property and casualty insurance, including collision and liability insurance on trucks, cargo insurance, standard automobile liability coverages, and life insurance. During 2000, our Rush Financial and Insurance Division accounted for approximately $7.4 million, or approximately 0.8%, of our total revenues. Finance and insurance revenues have limited direct costs and, therefore, contribute a disproportionate share of operating profits.

            Rush Retail Division. During 1998, we created the Rush Retail Division in connection with our acquisition of D&D Farm and Ranch Supermarket, Inc. ("D&D"). D&D is a one-stop shopping center for farm and ranch supplies, serving the greater San Antonio, Houston and Dallas/Fort Worth, Texas area. During 2000, our Rush Retail Division accounted for approximately $30.2 million, or approximately 3.4%, of our total revenues.

      We were founded and incorporated in 1965 in Texas and our three senior executives jointly have 66 years of experience in the industry. We currently conduct business through 19 subsidiaries, all of which are wholly-owned, directly or indirectly, by us. Our principal offices are at 555 IH 35 South, New Braunfels, Texas, 78130.

Industry Overview

We currently operate in two principal markets, heavy-duty trucks and construction equipment markets, which for new product sales have historically shown a high correlation to the rate of change in industrial production and gross domestic product.

      Heavy-Duty Truck Market

      We serve the domestic U.S. heavy-duty truck market which we estimate exceeded $10 billion in retail sales during 2000. The Company's business, as well as the entire retail heavy-duty truck industry, is dependent on a number of factors relating to general economic conditions, including fuel prices, interest rate fluctuations, economic recessions and customer business cycles. In addition, unit sales of new trucks have historically been subject to substantial cyclical variation based on such general economic conditions. According to data published by R. L. Polk, an industry research and publication firm, the overall domestic heavy-duty truck market increased from approximately 184,989 new Class 8 (defined by the American Automobile Manufactures Association as trucks with a minimum gross vehicle weight rating above 33,000 pounds) unit sales in 1996 to approximately 231,190 new Class 8 unit sales in 2000 (a 25.0% increase). During 2000, domestic heavy-duty truck sales decreased approximately 8.6% from 1999 and are expected to decrease an additional 50% to approximately 115,000 units during 2001. Within this market, our primary product line is Peterbilt trucks, which according to R. L. Polk accounted for approximately 11.4% of all new heavy-duty truck registrations in

2000. More specifically, within our primary markets, according to R. L. Polk, 34,509 new heavy-duty trucks were registered in 2000, 6,126 of which were Peterbilts. Accordingly, within our markets, Peterbilt trucks achieved an average 17.8% market share, substantially higher than the national average.

      As a result of new store openings and acquisitions of new markets, our share of the heavy-duty truck market increased from 2,871 new unit sales in 1996, or approximately 1.5% of the overall market share in the domestic United States, to 5,817 new unit sales in 2000, for an overall domestic market share of 2.7%. This represents a 102.6% increase in unit sales and an 80.0% increase in market share.

      Typically, Class 8 trucks are assembled by the manufacturer utilizing certain components manufactured by other companies, including engines transmissions, axles, wheels and other components. As trucks and truck components have become increasingly complex, including the use of computerized controls and diagnostic systems, the ability to provide state-of-the-art service for a wide variety of truck equipment has become a competitive factor in the industry. Such service requires a significant capital investment in advanced equipment, parts inventory and a high level of training of service personnel. Additionally, Environmental Protection Agency ("EPA") and Department of Transportation ("DOT") regulatory guidelines for service processes, including body shop, paint work and waste disposal, require sophisticated operating and testing equipment to ensure compliance with environmental and safety standards. Additionally, we believe that the trend towards increased lease/rental sales will continue as fleets, particularly private ones, seek to establish full-service leases or rental contracts under which the lessor/rental company provides a turn-key service including equipment, maintenance, and potentially, fuel, fuel tax reporting and other services. As a result, differentiation between truck dealers has become less dependent on pure price competition and is increasingly based on their ability to offer a wide variety of trucking services. These include the ability to provide easily accessible, efficient and sophisticated truck service and replacement parts, the ability to offer financing for truck purchases, leasing and rental programs and the ability to accept multiple unit trade-ins related to large fleet purchases. We believe our one-stop concept and the size and diversity of our dealer network gives us a competitive advantage in providing these trucking services.

      Management believes the long-term growth prospects for the heavy-duty truck industry remain positive. Factors, which management believes favor the continued long-term growth in trucking, include the:

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

      o the rise of inter-modal service which has established a symbiotic relationship between rail and truck service; and

      o the significant increase of cross-border truck traffic between Mexico and the United States since NAFTA became effective in January of 1994.

      However, in the short-term, sales of Class 8 trucks are expected to decline sharply. The heavy-duty truck industry as a whole, expects to deliver approximately 115,000 new trucks domestically during 2001, compared to approximately 231,190 and 253,003 new trucks during 2000 and 1999, respectively. Increased fuel prices and an oversupply of used trucks have adversely affected truck buyers. This results in fewer new truck sales, has had a negative impact on used truck values of up to 40%, and a corresponding decrease in finance and insurance revenues for the Company. While we believe we will perform at a level above our competitors, industry factors will negatively impact our business.

      Construction Equipment Market

      Through our Rush Equipment Centers, which are authorized John Deere dealers, we serve the estimated $6.0 billion North American market for retail sales of construction equipment targeted towards light and medium applications. According to data compiled by John Deere, approximately 86,763 units of construction equipment were put into use domestically in 2000 compared to 85,994 in 1999. However, in the markets Rush currently serves construction activity declined approximately 16.3% from 1999 to 2000. The industry expects to sell approximately 78,086 construction equipment units in the United States during 2001. John Deere has more than a 24% market share in those product markets in which it has competitive products.

      John Deere's products are sold primarily through a distribution system composed of an estimated 70 dealers as of December 31, 2000, compared to approximately 100 dealers as of December 31, 1998, which operate approximately 400 stores and service centers in North America. John Deere dealerships have the exclusive right to sell new John Deere equipment and parts within their assigned area of responsibility, which means competition within a dealer's market comes primarily from dealers of competing manufacturers and, more recently, rental companies.

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

      Management believes that the estimated size of the construction equipment rental industry in 2001 is greater than $10 billion and is served by over 10,000 rental companies. As general economic conditions continue to weaken and equipment unit purchases are expected to decline in 2001, we believe that rental activity will decline correspondingly. We intend to respond to these trends by operating full service Rush Equipment Centers, which include efficient rental operations, that can satisfy the needs of both our large and small customers.

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

      o Expansion of Product Offerings and Capabilities. We intend to continue to expand our product lines within our Rush Truck and Rush Equipment Centers by adding those product categories which are both complementary to our Peterbilt and John Deere product lines and well-suited to the Rush operating model. Historically, we expanded into the construction equipment industry based on a common customer base among our heavy-duty truck and construction equipment purchasers. We have also introduced trailer repair and maintenance services at many of our Rush Truck Centers. Other recent product line expansions include introducing cranes into our Rush Equipment Centers and Peterbilt Class 6 and Class 7 medium duty trucks into our Rush Truck Centers.

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

      Properties

      A Rush Truck Center and Rush Equipment Center may be comprised of one or more locations, generally in close proximity, in the same city. The following is a list of our Rush Truck and Rush Equipment Center locations as of December 31, 2000:

                                                                                 Date
                                                                               Acquired
                                                               Owned or           or
             Property                       Location            Leased         Occupied             Description of Activity
-----------------------------------  -----------------------   ----------     -----------   ----------------------------------------
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

Rush Truck Center of Chandler        Chandler, Arizona          Leased           1999       Parts

California:

Rush Truck Center of Pico Rivera     Pico Rivera,               Leased           1994       New, used, parts, service, body,
                                     California                                             financial, and leasing operations for
                                                                                            truck center
Rush Truck Center of Fontana         Fontana, California         Owned           1994       New, used, parts, service, body and
                                                                                            financial
Rush Truck Center of Sylmar          Sylmar, California          Owned         1999 (1)     New, used, parts, service, and
                                                                                            financial
Rush Truck Center of San Diego       San Diego, California      Leased           1999       New, used, parts, service, body and
                                                                                            financial

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

Colorado:

Rush Truck Center of Denver          Denver, Colorado            Owned           1997       New and used
                                     Denver, Colorado            Owned         2000 (2)     Parts and service
                                     Denver, Colorado           Leased           1998       Body
Rush Truck Center of Greeley         Greeley, Colorado          Leased           1997       New, used, parts, service, and
                                                                                            financial
Louisiana:

Rush Truck Center of Bossier City    Bossier City,               Owned           1994       New, used, parts, service, body, and
                                     Louisiana                                              financial
New Mexico:

Rush Truck Center  of Albuquerque    Albuquerque, New           Leased           1999       New, used, parts, service, body, and
                                     Mexico                                                 financial
Oklahoma:

Rush Truck Center of Tulsa           Tulsa, Oklahoma            Leased         1998 (3)     New, used, parts, service, body, and
                                                                                            financial
                                     Tulsa, Oklahoma             Owned           1995       Parts and service
                                     Tulsa, Oklahoma            Leased           1995       Body
Rush Truck Center of Oklahoma        Oklahoma City,              Owned           1995       New, used, parts, service, body, and
City                                 Oklahoma                                               financial

Rush Volvo Truck Center, Oklahoma    Oklahoma City,              Owned           1995       Volvo new, used, parts, service,
City                                 Oklahoma                                                financial and leasing operations

Rush Truck Center of Ardmore         Ardmore, Oklahoma          Leased        2000 (3)      Parts

Texas:

Rush Truck Center of San Antonio     San Antonio, Texas          Owned           1973       New, used, parts, service, body, and
                                                                                            financial
Rush Truck Center of Houston         Houston, Texas              Owned         2000 (1)     New, used, parts, service, and
                                                                                            financial
                                     Houston, Texas              Owned           1985       Body
                                     Houston, Texas              Owned           1992       Leasing, parts, service, and tire store
Rush Truck Center of Sealy           Sealy, Texas                Owned         2000 (1)     New, used, parts, service, body, and
                                                                                            financial
Rush Truck Center of Laredo          Laredo, Texas               Owned           1999       New, used, parts, service, body and
                                                                                            financial
Rush Truck Center of Lufkin          Lufkin, Texas               Owned           1992       New, used, parts, service, body, and
                                                                                            financial

Rush Truck Center of Pharr           Pharr, Texas                Owned           1997       New, used, parts, service, body, and
                                                                                            financial
Rush Truck Center of Austin          Austin, Texas              Leased           1999       New, used, parts, service, and
                                                                                            financial
Rush Truck/Equipment Center of       Beaumont, Texas            Leased         1998 (4)     New, used, parts, service and financial
Beaumont

Rush Equipment Centers

Michigan:

Rush Equipment Center of             Traverse City,             Leased           1998       New, used, parts, service, and
Traverse City                        Michigan                                               financial

Rush Equipment Center of             Ellsworth, Michigan        Leased           1998       New, used, parts, service, and
Ellsworth                                                                                   financial

Rush Equipment Center of             Grands Rapids,             Leased           1998       New, used, parts, service, and
Grand Rapids                         Michigan                                               financial

Rush Equipment Center of Lansing     Lansing, Michigan          Leased           1999       New, used, parts, service, and
                                                                                            financial
Rush Equipment Center of Flint       Flint, Michigan            Leased           1999       New, used, parts, service, and
                                                                                            financial
Rush Equipment Center of Pontiac     Pontiac, Michigan          Leased           1999       New, used, parts, service, and
                                                                                            financial
Texas:

Rush Equipment Center of Houston     Houston, Texas              Owned           1997       New, used, parts, service, and
                                                                                            financial

(1)   Site of new dealership opened in the spring of 2000.

(2) Purchased a dealership for parts and service operations and moved from our previous leased location in winter of 2000.

(3)   Site of new dealership opened in the summer of 2000.

(4)   Combined truck and construction equipment operations.

            Our administrative offices are currently situated in 24,074 square feet of leased space in New Braunfels, Texas. We also occupy 3,750 square feet of leased space in San Antonio, Texas as administrative offices for our insurance services. The D&D Farm and Ranch Supermarkets in Seguin, Hockley and Denton, Texas occupy 26,900, 66,000 and 5,000 square feet, respectively, of building space. In addition to our Rush Equipment Center in Ellsworth, Michigan, we also operate a John Deere commercial and consumer equipment location in Ellsworth, Michigan, occupying 6,000 square feet of leased space. We also own and operate a ranch of approximately 5,700 acres in Cotulla, Texas.

      Rush Operating Divisions

      We are managed and operated though five distinct divisions, which are described below.

      Rush Truck Center Division

      Our Rush Truck Center Division is the operating division responsible for sales of new and used heavy-duty trucks, as well as related parts and services.

      New Truck Sales. New heavy-duty truck sales represent the largest portion of our business, accounting for approximately $498.1 million, or approximately 55.5%, of our total revenues for 2000. Rush Truck Centers primarily sell new Class 8 heavy-duty Peterbilt trucks, which constitute more than 92% of all new trucks sold by us. A new Peterbilt Class 8 heavy-duty truck typically sells at a premium, within a typical price range of $65,000 to $115,000, as compared to other Class 8 heavy-duty trucks which typically sell within a price range of $57,000 to $110,000. The average delivery times for custom-ordered new Peterbilt trucks can vary between 30 days to six months. We also sell Class 7 Peterbilt trucks, Peterbilt refuse chassis and cement mixer chassis, GMC medium-duty trucks and, at our Oklahoma Rush Truck Centers, Volvo Class 8 heavy-duty trucks. Our customers use heavy-duty trucks to haul virtually all materials, including general freight, petroleum, wood products, refuse and construction materials for both over-the road and off-road applications.

      Approximately 65% of our new truck sales are to fleet customers (defined as customers who purchase more than five trucks in any single 12-month period). Because of our large size, strong relationships with our fleet customers and ability to handle large quantities of used truck trade-ins, we are able to successfully market and sell to fleets nationwide. We believe that we have a competitive advantage over most other dealers in that we can absorb multi-unit trade-ins often associated with fleet sales of new trucks and effectively disperse the used trucks for resale throughout our dealership network. We believe that our attention to customer service and our broad range of trucking services, including our ability to offer truck financing and insurance to our customers, has resulted in a high level of customer loyalty. Management believes that approximately 70% of our truck sales during 2000 were to repeat customers.

      Used Truck Sales. Used truck sales accounted for approximately $73.0 million, or approximately 8.1%, of our total revenues for 2000. We primarily sell used Class 8 heavy-duty trucks manufactured by the leading truck manufacturers in the industry, including Peterbilt, Kenworth Truck Co., a division of PACCAR, Inc. ("Kenworth"), Freightliner Corporation, a subsidiary of Daimler Chrysler AG ("Freightliner"), Mack Trucks, Inc. ("Mack") and Navistar International Corporation ("Navistar"). Our management believes that we are well positioned to market used heavy-duty trucks due to our ability to recondition used trucks for resale utilizing the parts and service departments at our Rush Truck Centers and to reallocate our used truck inventory from one Rush Truck Center to another in order to satisfy customer demand. Approximately 80% of our used truck fleet is comprised of trucks taken as trade-ins from new truck customers to be used as all or part of such customer's down payment, with the remainder of our used truck fleet being purchased from third parties for resale.

      Truck Parts and Service. Truck-related parts and service revenues accounted for approximately $148.6 million, or approximately 16.6%, of our total revenues for 2000. We are the sole authorized Peterbilt parts and accessories supplier in each of the markets serviced by our Rush Truck Centers. The parts business augments our sales and service functions and is a source of recurring revenue. Each Rush Truck Center carries in its inventory a wide variety of Peterbilt and other truck parts, with an average of approximately 5,000 items from over 50 suppliers at each location. Rush Truck Centers offer "menu" pricing of service and body shop functions and offer expedited service at a premium price for certain routine repair and maintenance functions.

      Our Rush Truck Centers also feature various combinations of fully-equipped service and body shop facilities, the configuration of which may vary by location, capable of handling a broad range of truck repairs on most makes and classes of trucks. Each Rush Truck Center is a Peterbilt designated warranty service center and most are also authorized service centers for other manufacturers, including Caterpillar, Inc., Cummins Engine, Inc., Detroit Diesel Corporation, Eaton Corporation and Rockwell International Corporation. We have a total of approximately 425 service bays, including 13 paint bays, throughout our Rush Truck Center network.

      We perform both warranty and non-warranty service work, with the cost of the warranty work being reimbursed by the manufacturer at retail consumer rates. We estimate that approximately 20% of our truck service functions are performed under manufacturers' warranties. All service performed at our Rush Truck Centers is done by technicians who have been certified by our suppliers. We have a multi-year prepaid program for certain truck maintenance services under the "Rush" brand name, with guaranteed pricing and priority service at Rush Truck Centers. We believe that this program increases customer traffic, customer loyalty and enhances service and parts revenue.

      Rush Equipment Center Division

      Our Rush Equipment Center Division is the operating division responsible for sales of new and used construction equipment as well as related parts and services.

      New Construction Equipment Sales. New construction equipment sales accounted for approximately $65.0 million, or approximately 7.2%, of our total revenues for 2000. Our Rush Equipment Centers carry a complete line of John Deere construction equipment. A new piece of John Deere construction equipment typically ranges in price from $20,000 for a skidsteer to $500,000 for an excavator. We augment our John Deere product line by also carrying a full line of complementary construction equipment manufactured by other suppliers. We sell to a diverse customer base including residential and commercial construction businesses, utility companies, government agencies, and various petrochemical, industrial and material supply businesses. We believe that many of our Rush Truck Center customers also utilize construction equipment, and we aggressively market our construction equipment product offerings to these customers as well as to the regional truck fleets that we serve.

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

      Used Construction Equipment Sales. Used construction equipment sales accounted for approximately $12.7 million, or approximately 1.4%, of our total revenues for 2000. We sell used construction equipment manufactured by several of the leading manufacturers, including John Deere, Case Corporation ("Case"), Caterpillar, and Komatsu, Ltd. ("Komatsu"). The majority of our used construction equipment inventory is derived from our rental fleet, and the remainder taken as trade-ins from our construction equipment customers, which affords us the opportunity to use our parts and service departments for reconditioning of used equipment.

      Construction Equipment Parts and Service. Construction equipment-related parts and service revenues accounted for approximately $22.7 million, or approximately 2.5%, of our total revenues for 2000. Each Rush Equipment Center carries in its inventory a wide variety of John Deere and other parts, with over 12,000 items from over 15 suppliers at most locations. We are the sole authorized John Deere parts and accessories supplier in each of our construction equipment markets. We also maintain a fully equipped John Deere designated warranty service operation capable of handling repairs on most types of construction equipment at each of our Rush Equipment Centers. We augment this presence with field service trucks and technicians who are capable of making on-site repairs at our customers' location.

      Rush Leasing and Rental Division

      Our Rush Leasing and Rental Division is the operating division responsible for the leasing and rental of heavy-duty trucks and construction equipment.

      Truck Leasing and Rental. Truck leasing and rental revenues accounted for approximately $29.2 million, or approximately 3.3%, of our total revenues for 2000. We engage in full-service Peterbilt truck leasing under the PacLease trade name at eight of our Rush Truck Centers and are the largest PacLease dealer in the United States. One of the benefits of our leasing and rental division is that such customers provide an additional "captive" market for our parts and service operations by creating additional parts sales and service work at Rush Truck Centers for trucks leased or rented by such customers. All of our leases require all parts sales, service and maintenance for the leased trucks to be performed at our facilities (or at facilities outside our service area, as we direct). Trucks subject to shorter term rentals are also generally serviced at our facilities. We have increased our lease and rental fleet, including contract maintenance, from less than 100 trucks in 1993 to approximately 1,276 trucks at December 31, 2000. As of December 31, 2000, we owned approximately 46% of our lease and rental fleet, and leased the remaining trucks in our fleet directly from Peterbilt. Currently, the average age of trucks in our lease and rental fleet is approximately 30 months. Generally, we hold trucks in our lease and rental fleet for approximately five years and then sell such used trucks to the public through our used sales operations at our Rush Truck Centers. Historically we have realized gains on the sale of such trucks in excess of the cost of the purchase option contained in our leases with Peterbilt or the book value of trucks owned by the Company. Based on industry conditions, we expect these gains to decline sharply in 2001, which will adversely affect the profitability of this division.

      Construction Equipment Rental. Construction equipment rental revenues accounted for approximately $7.9 million, or approximately 0.9%, of our total revenues for 2000. Our rental contracts require that all parts sales, service and maintenance for our rental construction equipment be performed at our facilities or at other facilities as we direct. Thus, construction equipment rental customers create additional parts sales and service work at our Rush Equipment Centers. Our construction equipment rental fleet consisted of approximately 248 pieces of equipment as of December 31, 2000. Currently, the average age of the construction equipment in our rental fleet is approximately 14 months.

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

      We offer our customers products that assist them in purchasing new or used trucks and construction equipment. This division, net of charge backs, accounted for approximately $7.4 million, or approximately 0.8%, of our total revenues for 2000, down from $13.6 million or 1.7% of our total 1999 revenues. Finance and insurance revenues are directly related to the sale of new and used trucks and construction equipment and will be adversely affected in 2001 should the sales decreases predicted for these industries be accurate. Finance and insurance revenues have limited direct costs and, therefore, contribute a disproportionate share of operating profits.

      New and Used Truck and Construction Equipment Financing. Through Associates Commercial Corporation, the largest third-party provider of heavy-duty truck financing in North America ("Associates"), and PACCAR Financial, we arranged customer financing for approximately $139.7 million, or 30.9%, of our total new and used truck sales in 2000, a decrease of 45.1% from approximately $254.4 million in 1999. Approximately 65% of these truck finance contracts related to new truck sales and the remainder related to used truck sales. Generally, truck finance contracts are memorialized through the use of installment contracts, which are secured by the trucks financed, and generally require a down payment of 10% to 30% of the value of the financed truck, with the remaining balance financed over a two-to five-year period.

      In addition, through The CIT Group, Associates, John Deere Credit and others, we arranged customer financing for approximately $36.6 million, or approximately 47.1%, of our total new and used construction equipment sales in 2000. Approximately 75% of these construction equipment finance contracts related to new construction equipment sales and the remainder related to used construction equipment sales. Generally, construction equipment finance contracts are memorialized through the use of installment or lease contracts, which are secured by the construction equipment financed, and generally require a down payment of 0% to 10% of the value of the financed piece of construction equipment, with the remaining balance being financed over a three-to five-year period. All finance contracts for construction equipment are assigned without recourse.

      Over the last five years, the default rate on the truck finance contracts that we originated has averaged less than 0.5% per year. Our aggregate liability for repossession losses, excluding interest chargebacks, resulting from defaults is limited to $500,000 per year for contracts sold to Associates and $200,000 per year for contracts sold to PACCAR Financial. Historically, our losses have been significantly less than the amount of our total maximum recourse liability. We experience no repossession loss on construction equipment finance contracts that we originate because such contracts are sold to third parties without recourse.

      Insurance Agency Services. We sell a complete line of property and casualty insurance, including collision and liability insurance on trucks, cargo insurance, standard automobile liability insurance, life insurance, credit life insurance and health insurance, workers' compensation insurance and homeowners' insurance. Our agents are licensed in the states of Texas, Colorado, California, Oklahoma, Louisiana, Arkansas, New Mexico and Alabama to sell insurance for various insurance companies, including Associates Insurance and Motors Insurance Corporation, a subsidiary of GMC. While our focus is on trucking-related insurance products marketed to our customers, we also sell non-trucking related insurance products to our customers as well as to the general public. We experienced an average renewal rate of 77% during 2000.

      Rush Retail Division

      Our Rush Retail Division is the operating division responsible for our investments in retail stores, which offer a broad range of supplies for farm and ranch owners.

      Our Rush Retail Division operates our D&D Farm and Ranch Supermarkets, which serve the greater San Antonio, Houston and Dallas/Fort Worth, Texas areas. Building on our "one-stop" strategy, our D&D Farm and Ranch Supermarket offers a wide variety of indoor and outdoor farm and ranch supplies, clothing, tack, hardware and, among other items, horse trailers. Our Retail Division accounted for approximately $30.2 million, or approximately 3.4%, of our total revenues for 2000.

Sales and Marketing

      Our established expansion and acquisition strategy and long history of operations in the heavy-duty truck business have resulted in a strong customer base that is diverse in terms of geography, industry and scale of operations. Our Rush Truck Center customers include owner-operators, regional and national fleets, corporations and local governments. During 2000, no single Rush Truck Center customer accounted for more than 5% of our total truck sales by dollar volume. Our Rush Equipment Centers' customer base is similarly diverse and, during 2000, no single Rush Equipment Center customer accounted for more than 3% of our total construction equipment sales by dollar volume. We generally promote our products and related services through our sales staff, trade magazine advertisements and attendance at industry shows.

We believe that the consistently reliable service received by our customers and our longevity and geographic diversity have resulted in increased market recognition of the "Rush" brand name and have served to reinforce customer loyalty and continuing customer relationships. During 2000, approximately 70% of our truck sales were to previous or existing customers. In an effort to enhance our name recognition and to communicate the standardized high level of quality products and services provided at our Rush Centers, we implement our brand name concept at each of our dealerships, such that each of our dealerships is identified as either a Rush Truck Center or Rush Equipment Center. Currently, we are making a concerted effort to target our products and services to existing truck customers that are also involved in the construction business. For example, in Houston, Texas we believe that approximately 40% of our Rush Truck Center customers have also been customers at the Houston Rush Equipment Center.

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

      The Company has been successful in retaining its senior management, general managers and other employees. The average tenure of the Company's current senior management is 13 years, and the average tenure of its current truck centers' general managers is approximately 9 years. To promote communication and efficiency in operating standards, general managers and members of senior management attend several Company-wide strategy sessions per year. In addition, management personnel attend various industry-sponsored leadership and management seminars and receive continuing education on Peterbilt products, John Deere products, marketing strategies and management information systems.

      Members of senior management regularly travel to each location to provide on-site management and support. Each location is audited regularly for administrative record-keeping, human resources and environmental compliance matters. The Company has instituted succession planning pursuant to which employees in each Rush Truck and Equipment Center are groomed as assistant managers to assume management responsibilities in existing and future dealerships.

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

Recent Acquisitions

      In September 2000, the Company purchased the assets of Smith Brothers Catalogs, Inc., and its' online western superstore located at Smithbros.com (collectively "Smithbros"). The acquisition provides Rush with Smith Brothers' inventory, fixed assets, current list of over 120,000 customers and the technology to offer D&D's expansive inventory through a catalog and online. Smith Brothers is located on IH 35 in Denton, Texas. The transaction was valued at approximately $2.3 million with the purchase price paid in cash.

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

      Dealership Agreements

      Peterbilt. We have entered into non-exclusive dealership agreements with Peterbilt which authorize us to act as a dealer of Peterbilt heavy-duty trucks. Our areas of responsibility currently encompass 36 locations in the states of California, Colorado, Texas, Oklahoma, Louisiana, Arizona and New Mexico. These dealership agreements have current terms expiring between October 2002 to October 2003 and impose certain operational obligations and financial requirements upon us and our dealerships. These agreements are terminable by Peterbilt upon a change of control of the Company, as such term is described in each agreement, and grant Peterbilt certain rights of first refusal relating to any sale or transfer by us of our dealership locations or if certain Rush family members desire to sell more than 100,000 shares of our voting common stock within a 12 month period to anyone other than family members or certain other specified persons. Any termination or non-renewal of these dealership agreements by Peterbilt must follow certain guidelines established by both state and federal legislation designed to protect dealers, such as us, from arbitrary termination or non-renewal of franchise agreements. The Automobile Dealers Day in Court Act and other similar state laws provide that the termination or non-renewal of a dealership agreement must be done in "good faith" and upon a showing of "good cause" by the manufacturer for such termination or non-renewal, as such terms have been defined by statute and case law.

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

      Other Truck Suppliers. In addition to our truck dealership agreements with Peterbilt, we are also an authorized dealer for Volvo at our Rush Truck Centers in Oklahoma City and Tulsa, Oklahoma, and have non-exclusive dealership agreements with GMC for the sale of GMC medium-duty trucks at our Rush Truck Centers in San Antonio, Texas, and Oklahoma City and Tulsa, Oklahoma. Sales of Volvo and GMC trucks accounted for approximately 1% of our total revenues for 2000. The Volvo dealership agreement is effective through March 31, 2003 and is renewable annually unless terminated by Volvo as a result of a material breach of the agreement by us. The GMC dealership agreement is effective through October 31, 2005. Both the GMC and Volvo agreements impose operating requirements upon us and require consent from the affected supplier for sale or transfer of either such agreement.

      Other Construction Equipment Suppliers. In addition to John Deere, we are an authorized dealer for suppliers of other construction equipment. The terms of such arrangements vary, but most of these dealership agreements contain termination provisions allowing the supplier to terminate the agreement after a specified notice period (usually 180 days).

      Floor Plan Financing

      Heavy-Duty Trucks. We finance substantially all of our new truck inventory and 75% of the loan value of our used truck inventory, under a floor plan arrangement with GMAC. As of December 31, 2000, we had approximately $107.2 million outstanding under our GMAC floor plan arrangement. Our GMAC floor plan facility has no expiration date and generally is renegotiated annually. The current interest rate is the prime rate less 95 basis points.

      Construction Equipment. We finance substantially all our new construction equipment inventory under floor plan facilities with John Deere and with Associates. Our John Deere facility has no set expiration date and its interest rate is the prime rate less three-quarters of one percent. Our Associates facility expires September 2001 and the current interest rate is the prime rate less three-quarters of one percent. As of December 31, 2000, we had $26.4 million and $12.7 million, respectively, outstanding under the floor plan arrangements with John Deere and Associates. See "Management's Discussion and Analysis -- Liquidity and Capital Resources."

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

Backlog

      At December 31, 2000 and 1999, the Company's backlog of truck orders was approximately $80.0 million and $180 million, respectively. The Company includes in backlog only confirmed orders. It takes between 60 days and six months for the Company to receive delivery from PACCAR once an order is placed. The Company expects to fill at least 90% of these orders by the end of 2000. The Company sells approximately 75% of its new heavy-duty trucks by customer special order, with the remainder sold out of inventory. Included in the Company's backlog as of December 31, 2000 and 1999 are orders from a number of the Company's major fleet customers.

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

      Employees

      At December 31, 2000, we employed approximately 1,900 people. We have no contracts or collective bargaining agreements with labor unions and have never experienced work stoppages. We consider our relations with our employees to be good.

Item 2. Properties

      See Properties section in Item 1 on page 10 hereof.

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

Item 4. Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of the Company's shareholders during the fourth quarter of the fiscal year ended December 31, 2000.

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

                                                              High         Low
                                                             ------       ------

Fiscal 2000:
First quarter ........................................       $14.13       $ 6.69
Second quarter .......................................       $ 8.43       $ 5.50
Third quarter ........................................       $ 6.95       $ 5.50
Fourth quarter .......................................       $ 5.94       $ 3.50

Fiscal 1999:
First quarter ........................................       $12.88       $10.44
Second quarter .......................................       $17.38       $10.50
Third quarter ........................................       $19.50       $14.25
Fourth quarter .......................................       $16.25       $13.75

      As of March 21, 2001, there were approximately 65 record holders of Common Stock and approximately 1,325 beneficial holders of Common Stock.

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

Item 6. Selected Consolidated Financial and Operating Data

      The following Selected Consolidated Financial and Operating Data relating to the Company has been taken or derived from the Consolidated Financial Statements and other records of the Company. The consolidated statements of income and consolidated balance sheets for each of the five years in the period ended December 31, 2000, have been audited by Arthur Andersen LLP, independent public accountants. The Consolidated Financial and Operating Data presented below may not be comparable between periods in all material respects or indicative of the Company's future financial position or results of operations due primarily to acquisitions which occurred during the periods presented, including the acquisition of the Company's Colorado (March 1997), Arizona and New Mexico (October 1999) and California (December 1999) heavy-duty truck operations, and the Company's acquisitions of the Houston, Texas (October 1997), western Michigan (September 1998) and eastern Michigan (September 1999) John Deere construction equipment centers and the acquisition of the Rush retail center in March of 1998 and September of 2000 . See Note 15 to the Company's Consolidated Financial Statements for a discussion of such acquisitions. The Selected Consolidated Financial and Operating Data should be read in conjunction with the Company's Historical Consolidated Financial Statements and related notes and other financial information included elsewhere herein. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                                Year Ended December 31,
                                                      1996              1997              1998              1999              2000
                                                    --------          --------          --------          --------          --------
                                                                                     (in thousands)
SUMMARY OF INCOME
STATEMENT DATA
Revenues
  New and used truck sales                          $258,613          $290,495          $422,754          $554,571          $571,159
  Parts and service                                   64,505            78,665           108,024           130,548           177,874
  Construction equipment
  sales                                                   --             7,518            35,402            62,042            77,685
 Retail sales                                             --                --            13,895            18,573            30,245
 Lease and rental                                     13,426            14,761            18,594            25,375            29,143
 Finance and insurance                                 5,855             6,026            11,432            13,581             7,437
 Other                                                 1,262             1,904             2,684             3,665             3,885
                                                    --------          --------          --------          --------          --------
    Total revenues                                   343,661           399,369           612,785           808,355           897,428
Cost of products sold                                289,143           334,583           508,242           673,563           742,522
                                                    --------          --------          --------          --------          --------
Gross profit                                          54,518            64,786           104,543           134,792           154,906
Selling, general and
administrative                                        40,552            50,618            75,849            93,502           123,848
Depreciation and amortization
                                                       2,416             2,977             4,813             6,162             9,449
                                                    --------          --------          --------          --------          --------
Operating income                                      11,550            11,191            23,881            35,128            21,609
Interest expense, net                                  3,053             2,513             5,884             8,185            16,068
                                                    --------          --------          --------          --------          --------
Income before income taxes
                                                       8,497             8,678            17,997            26,943             5,541
Provision for income taxes                             2,295             3,298             7,200            10,777             2,216
                                                    --------          --------          --------          --------          --------
Net income                                          $  6,202          $  5,380          $ 10,797          $ 16,166          $  3,325
                                                    ========          ========          ========          ========          ========

                                                                      1996
                                                                      ------
                                                                  (in thousands
                                                                   except per
                                                                   share data)
PRO FORMA INCOME
STATEMENT DATA (Unaudited)
Income from continuing operations before taxes ...................    $8,497
Pro forma adjustments to reflect federal and state income
  taxes(1) .......................................................     3,229
                                                                      ------
Pro forma income from continuing operations after
  provision for income taxes .......................................  $5,268
                                                                      ======
Pro forma basic and diluted income from continuing
  operations per share(2) ..........................................  $  .94
                                                                      ======
Weighted average shares outstanding used in the pro
 forma basic and diluted income from continuing
 operations per share calculation ................................     5,590
                                                                      ======

                                                                                   Year Ended December 31,
                                                            ------------------------------------------------------------------------
                                                              1996            1997            1998            1999            2000
                                                            --------        --------        --------        --------        --------
OPERATING DATA
Number of locations -- .............................              14              17              28              43              47
Unit truck sales --
  New trucks .......................................           2,871           3,040           4,315           5,366           5,817
  Used trucks ......................................           1,349           1,952           2,087           2,156           2,140
                                                            --------        --------        --------        --------        --------
    Total unit trucks sales ........................           4,220           4,992           6,402           7,522           7,957
Construction equipment unit sales --
  New units ........................................              --              90             227             715             915
  Used units .......................................              --              35             120             319             325
                                                            --------        --------        --------        --------        --------
    Total construction  equipment unit sales .......              --             125             347           1,034           1,240
Total finance contracts sold (in thousands) ........        $ 76,390        $ 94,849        $204,400        $283,569        $176,345
Truck lease and rental units .......................             559             628             667             870             924

                                                                                Year Ended December 31,
                                              -------------------------------------------------------------------------------------
                                                1996               1997               1998               1999               2000
                                              ---------          ---------          ---------          ---------          ---------
                                                                                 (in thousands)
BALANCE SHEET DATA
Working capital ....................          $  24,676          $  18,364          $  15,712          $   2,843          $  (2,539)
Inventories ........................             36,688             66,757            107,140            173,565            177,415
Total assets .......................            109,217            155,478            220,700            365,696            388,874
Floor plan financing ...............             42,228             63,268             89,212            150,862            146,272
Line-of-credit
  borrowings .......................                 20                 20                 10             13,050             33,779
Long-term debt, including
  current portion ..................             15,547             25,181             39,259             71,780             90,986
Shareholders' equity ...............             36,692             42,072             52,869             74,852             78,177

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

      Certain statements contained in this Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of the Form 10-K are "forward-looking statements" within the meaning of the Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended. Specifically, all statements other than statements of historical fact included in this Form 10-K regarding the Company's financial position, business strategy and plans and objectives of management of the Company for future operations are forward-looking statements. These forward-looking statements are based on the beliefs of the Company's management as well as assumptions made by and information currently available to the Company's management. When used in this report, the words "anticipate," "believe," "estimate," "expect" and "intend" and words or phrases of similar import, as they relate to the Company or its subsidiaries or Company management, are intended to identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions related to certain factors including, without limitation, competitive factors, general economic conditions, cyclicality, economic conditions in the new and used truck and construction equipment markets, customer relations, relationships with vendors, the interest rate environment, governmental regulation and supervision, seasonality, distribution networks, product introductions and acceptance, technological change, changes in industry practices, onetime events and other factors described herein and in the Company's Registration Statement on Form S-1 (File No. 333-03346) and in the Company's annual, quarterly and other reports filed with the Securities and Exchange Commission (collectively, "cautionary statements"). Although the Company believes that its expectations are reasonable, it can give no assurance that such expectations will prove to be correct. Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected, or intended. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the applicable cautionary statements. The Company does not intend to update these forward-looking statements.

      We are a full-service, integrated retailer of premium transportation and construction equipment and related services. As the leading supplier of Peterbilt trucks, we accounted for approximately 20.7% of all new Peterbilt trucks sold in the United States in 2000. In 1997, we acquired our first John Deere construction equipment dealership in Houston, Texas and have grown to become a major supplier of John Deere construction equipment. Through our strategically located networks of Rush Truck Centers and Rush Equipment Centers, we provide one-stop service for the needs of our customers, including retail sales of new and used transportation and construction equipment, as well as after-market parts sales, service and repair facilities and financing, leasing/rental, and insurance services.

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

      Our business strategy, based upon providing the customer with competitively priced products supported with timely and reliable service, has enabled us since 1996 to increase revenues at a compounded annual growth rate of 27%. We intend to continue to implement our business strategy, reinforce customer loyalty and remain a market leader by continuing to develop our Rush Truck Centers and Rush Equipment Centers as we extend our geographic focus through strategic acquisitions of new locations and expansions of our existing facilities.

      All of our business operations are currently conducted through five separate divisions: the Rush Truck Center Division, the Rush Equipment Center Division, the Rush Leasing and Rental Division, the Rush Financial and Insurance Division and the Rush Retail Division.

      Rush Truck Center Division. Since commencing operations as a Peterbilt heavy-duty truck dealer over 35 years ago, we have grown to operate Rush Truck Centers at 38 locations which primarily sell Peterbilt Class 8 heavy-duty trucks in the states of Texas, Colorado, Oklahoma, California, Louisiana, Arizona and New Mexico. Our Rush Truck Centers are strategically located to take advantage of increased cross-border traffic between the United States and Mexico resulting from implementation of NAFTA in 1994. During 2000, our Rush Truck Center Division accounted for approximately $721.1 million, or approximately 80.4%, of our total revenues.

      Rush Equipment Center Division. Since commencing operations as a John Deere dealer in 1997, we have grown to operate nine Rush Equipment Centers located in Texas and Michigan. We provide a full line of construction equipment for light to medium sized applications, with our primary products including John Deere backhoe loaders, hydraulic excavators, crawler dozers and four wheel drive loaders. During 2000, our Rush Equipment Center Division accounted for approximately $101.6million, or approximately 11.3%, of our total revenues.

      Rush Leasing and Rental Division. We provide a broad line of product selections for lease or rent, including Class 8, Class 7 and Class 6 Peterbilt trucks, a full array of John Deere construction equipment products, including a variety of construction equipment trailers and heavy-duty cranes. Our lease and rental fleets are offered primarily through our Rush Truck Centers and Rush Equipment Centers on a daily, monthly or long-term basis. During 2000, our Rush Leasing and Rental Division accounted for approximately $37.1 million, or approximately 4.1%, of our total revenues.

      Rush Financial and Insurance Division. We offer third-party financing to assist customers in purchasing a new or used truck or piece of construction equipment. Additionally, we sell a complete line of property and casualty insurance, including collision and liability insurance on trucks, cargo insurance, standard automobile liability coverages, and life insurance. During 2000, our Rush Financial and Insurance Division accounted for approximately $7.4 million, or approximately 0.8%, of our total revenues.

      Rush Retail Division. During 1998, we created the Rush Retail Division in connection with our acquisition of D&D Farm and Ranch Supermarket, Inc. ("D&D"). D&D is a one-stop shopping center for farm and ranch supplies, serving the greater San Antonio, Houston, and Dallas/Fort Worth, Texas areas. During 2000, our Rush Retail Division accounted for approximately $30.2 million, or approximately 3.4%, of our total revenues.

Results of Operations

The following discussion and analysis includes the Company's historical results of operations for 1998, 1999, and 2000.

      The following table sets forth for the years indicated certain financial data as a percentage of total revenues:

                                                     Year Ended December 31,
                                                  -----------------------------
                                                  1998        1999         2000
                                                  -----       -----       -----

New and used truck sales                           69.0%       68.6%       63.6%
Parts and service                                  17.6        16.1        19.8
Construction equipment sales                        5.8         7.7         8.7
Lease and rental                                    3.0         3.1         3.3
Finance and insurance                               1.9         1.7         0.8
Retail sales                                        2.3         2.3         3.4
Other                                               0.4         0.5         0.4
                                                  -----       -----       -----
               Total revenues                     100.0       100.0       100.0
Cost of products sold                              82.9        83.3        82.7
                                                  -----       -----       -----
Gross profit                                       17.1        16.7        17.3
Selling, general and administrative                12.4        11.6        13.8
Depreciation and amortization                       0.8         0.8         1.1
                                                  -----       -----       -----
Operating income                                    3.9         4.3         2.4
Interest expense, net                               1.0         1.0         1.8
                                                  -----       -----       -----
Income before income taxes                          2.9%        3.3%        0.6%
                                                  =====       =====       =====

Fiscal Year Ended December 31, 2000 Compared With Fiscal Year Ended December 31, 1999.

Revenues

      Revenues increased by approximately $89.1 million, or 11.0%, from $808.4 million to $897.4 million from 1999 to 2000. Sales of new and used trucks increased by approximately $16.6 million, or 3.0%, from $554.6 million to $571.2 million from 1999 to 2000. The increase in revenue is primarily due to acquisitions made in the last four months of 1999. Unit sales of new trucks increased by 8.4%, while units sales of used trucks decreased 0.7% from 1999 to 2000. New and used truck average revenue per unit decreased by 1.4% and 16.8%, respectively. The decrease in the average truck prices is due to an excess supply of used inventory in the market. Such excess supply is attributable to a slowing economy and to increased fuel prices. As a result, the Company recognized a $4.0 million loss provision during 2000 to increase the Company's reserve for new and used truck valuation and repossession losses.

      Parts and service sales increased by approximately $47.3 million, or 36.3%, from $130.6 million to $177.9 million from 1999 to 2000. The increase was due to same store growth of approximately $16.6 million or 12.7%, with the remaining increase attributable to new store additions.

      Sales of new and used construction equipment increased approximately $15.7 million or 25.3%, from $62.0 million to $77.7 million from 1999 to 2000. Approximately $10.1 million of the increase is due to the Calvert acquisition, with the remaining $5.5 million or 8.9% attributable to same store growth.

      Lease and rental revenues increased by approximately $3.7 million, or 15.0%, from $25.4 million to $29.1 million from 1999 to 2000. The increase is primarily due to the Calvert and Pressley acquisitions.

      Finance and insurance revenues decreased by approximately $6.2 million, or 45.6%, from $13.6 million to $7.4 million from 1999 to 2000. The decrease is a result of there being proportionately fewer truck deliveries to owner operators, who are the customers most likely to purchase finance and insurance contracts, in comparison to truck deliveries to fleet customers. Finance and insurance revenues have limited direct costs and, therefore, contribute a disproportionate share of operating profits.

      Retail sales revenue, increased $11.7 million or 62.9% from 1999 to 2000, primarily as a result of the opening of a second D & D store in Hockley, Texas area and the acquisition of Smithbros.

      Other income increased approximately $0.2 million or 5.4%, from $3.7 million to $3.9 million from 1999 to 2000, primarily due to the increase in truck sales by the leasing operations.

Gross Profit

Gross profit increased by approximately $20.1 million, or 14.9%, from $134.8 million to $154.9 million from 1999 to 2000. Gross profit as a percentage of sales increased from 16.7% in 1999 to 17.3% in 2000. The increase in gross profit as a percentage of sales was a result of a change in sales mix. Parts and service sales are higher margin profit centers and increased as a percentage of revenues, while truck sales, lower margin profit centers, decreased as a percentage of revenues.

Selling, General and Administrative

Selling, general and administrative expenses increased by approximately $30.3 million, or 32.4%, from $93.5 million to $123.8 million from 1999 to 2000. Approximately $26.2 million of the increase is related to the acquisitions of Southwest, Pressley, Calvert and Smithbros, the new D&D store in Hockley, Texas, and new truck store openings and expansions in Houston and Sealy, Texas and Tulsa and Ardmore, Oklahoma. The remaining increase of $4.1 million or 4.4%, is attributable to same store increases, primarily commission expense related to the increase in gross profit. Selling, general and administrative expenses as a percentage of sales increased from 11.6% to 13.8% from 1999 to 2000.

Interest Expense, Net

      Net interest expense increased by approximately $7.9 million, or 96.3%, from approximately $8.2 million to $16.1 million, from 1999 to 2000. Interest expense increased primarily as the result of increased levels of indebtedness due to higher floor plan liability levels, and additional real estate and leased unit borrowings.

Income Before Income Taxes

      Income before income taxes decreased by $21.4 million, or 80.0%, from $26.9 million to $5.5 million, from 1999 to 2000, as a result of the factors described above.

Income Taxes

      Income taxes decreased by $8.6 million, or 80.0%, from $10.8 million to $2.2 million, from 1999 to 2000. The Company has provided for taxes at a 40% effective rate.

Fiscal Year Ended December 31, 1999 Compared With Fiscal Year Ended December 31, 1998.

Revenues

      Revenues increased by approximately $195.6 million, or 31.9%, from $612.8 million to $808.4 million from 1998 to 1999. This increase was attributable to gains achieved from each of the Company's revenue categories, primarily as a result of revenues generated from acquisitions, new store openings, improved operations and increased market demand.

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

      At December 31, 2000, the Company had negative working capital of approximately $2.5 million, including $18.9 million in cash, $20.4 million in accounts receivable, $177.4 million in inventories, and $3.8 million in prepaid expenses and other offset by $146.3 million outstanding under floor plan notes payable, $11.4 million in current maturities of long-term debt, $33.8 million in advances outstanding under lines of credit, $14.1 million of trade accounts payable and $17.4 million in accrued expenses. The aggregate maximum borrowing limits under working capital lines of credit with its primary truck lender are approximately $13.5 million. The Company has two separate secured lines-of-credit that provide for an aggregate maximum borrowing of $8.0 million and $3.5 million. Advances outstanding under these secured lines-of-credit were $7.5 million and $2.7 million, respectively, leaving $0.5 million and $0.8 million available for future borrowings as of December 31, 2000. The Company has a separate unsecured line-of-credit agreement with a financial institution that provides for an aggregate maximum borrowing of $10.0 million. This unsecured line-of-credit was completely advanced with $0 available for future borrowings as of December 31, 2000.

      The Company's floor plan agreements with its primary truck lender limit the aggregate amount of borrowings based on the number of new and used trucks. As of December 31, 2000, the Company's floor plan arrangements permit the financing of up to 2,074 new trucks and 688 used trucks, and the availability for new and used trucks is 801 and 378, respectively. The Company's floor plan agreement with its primary construction equipment lender is based on the book value of the Company's construction equipment inventory. As of December 31, 2000, the aggregate amount of borrowing capacity with this lender was $20 million, with approximately $12.7 million outstanding. Additional amounts are available under the Company's John Deere dealership and credit agreements. At December 31, 2000, approximately $26.4 million was outstanding pursuant to the John Deere agreements.

      During 2000, operating activities resulted in net cash provided by operations of $25.2 million. Net income of $3.3 million, a decrease in accounts receivable of $9.4 million, an increase in trade accounts payable of $4.5 million coupled with provisions for depreciation, amortization and deferred income taxes totaling $17.5 million offset an increase in inventories and prepaid expenses and other of $5.5 million, a decrease in accrued expenses of $3.1 million and a gain on sale of property and equipment of $0.9 million.

      During 2000, the Company used $40.9 million in investing activities, including purchases of property and equipment of $41.0 million, business acquisitions of $2.6 million, and an increase in other assets of $0.5 million, offset by proceeds from the sale of property and equipment of $3.2 million.

      Net cash provided by financing activities in 2000 amounted to $14.6 million. Proceeds from notes payable and advances on lines of credit of $30.5 million and $20.7 million, respectively, more than offset principal payments on notes payable and net payments of floor plan notes payable of $32.0 million and $4.6 million, respectively.

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

      During 2000, the Company arranged customer financing for approximately 25% of its total new and used truck sales, and derived approximately 64% and 36% of its finance revenues from the sale of new and used trucks, respectively. The Company's new and used truck financing is typically provided through Associates and PACCAR Financial. The Company financed approximately $139.7 million of new and used truck purchases in 2000. The Company's contracts with Associates and PACCAR Financial provide for payment to the Company of all finance charges in excess of a negotiated discount rate within 30 days of the date of financing, with such payments subject to offsets resulting from the early pay-off or defaults under installment contracts previously initiated on behalf of and sold to Associates and PACCAR Financial by the Company. The Company's aggregate liability for repossession losses, excluding interest chargebacks, resulting from defaults is limited to $500,000 per year for contracts sold to Associates and $200,000 per year for contracts sold to PACCAR Financial.

      In addition, through The CIT Group, Associates, John Deere Credit and others, the Company arranged customer financing for approximately $36.6 million, or approximately 47.1%, of our total new and used construction equipment sales in 2000. Approximately 70% of these construction equipment financings related to new construction equipment sales and the remainder related to used construction equipment sales. Generally, construction equipment financings are memorialized through the use of installment or lease contracts, which are secured by the construction equipment financed, and generally require a down payment of 0% to 10% of the value of the financed piece of construction equipment, with the remaining balance being financed over a three-to five-year period. The Company experiences no repossession loss on construction equipment financings because such financings are sold to third parties without recourse.

      Substantially all of the Company's truck purchases from PACCAR are made on terms requiring payment within 15 days or less from the date of shipment of the trucks from the factory. The Company finances all, or substantially all, of the purchase price of its new truck inventory, and 75% of the loan value of its used truck inventory, under a floor plan arrangement with GMAC under which GMAC pays PACCAR directly with respect to new trucks. The Company makes monthly interest payments on the amount financed but is not required to commence loan principal repayments prior to sale on new vehicles to GMAC for a period of 12 months and for used vehicles for a period of three months. At December 31, 2000, the Company had approximately $107.2 million outstanding under its floor plan financing arrangement with GMAC. GMAC permits the Company to earn, for up to 15.0% of the amount borrowed under its floor plan financing arrangement with GMAC, interest at the prime rate, less 0.95%, on overnight funds deposited by the Company with GMAC.

      Substantially all of the Company's new equipment purchases are financed by John Deere and Associates Commercial Corporation. The Company finances all, or substantially all, of the purchase price of its new equipment inventory, under its floor plan facilities. The agreement with John Deere provides interest free financing for four months after which time the amount financed is required to be paid in full, or an immediate 2.25% discount with payment due in 30 days. When the equipment is sold prior to the expiration of the four month period, the Company is required to repay the principal within approximately 10 days of the sale. Should the equipment financed by John Deere not be sold within the four month period, it is transferred to the John Deere or the Associates Commercial Corporation floor plan arrangements. The Company makes principal payments to Associates Commercial Corporation, for sold inventory, on the 15th day of each month. Used and rental equipment, to a maximum of book value, is financed under a floor plan arrangement with Associates Commercial Corporation. The Company makes monthly interest payments on the amount financed and is required to commence loan principal repayments on rental equipment as book value reduces. Principal payments, for sold used equipment, are made the 15th day of each month following the sale. The loans are collateralized by a lien on the equipment. The Company's floor plan agreements limit the aggregate amount of borrowings based on the book value of new and used equipment units. As of December 31, 2000, the Company's floor plan arrangement with Associates Commercial Corporation permits the financing of up to $20 million in construction equipment. At December 31, 2000, the Company had $26.4 million and $12.7 million outstanding under its floor plan financing arrangements with John Deere and Associates Commercial Corporation, respectively.

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

Cyclicality

      The Company's business, as well as the entire retail heavy-duty truck industry, is dependent on a number of factors relating to general economic conditions, including fuel prices, interest rate fluctuations, economic recessions and customer business cycles. In addition, unit sales of new trucks have historically been subject to substantial cyclical variation based on such general economic conditions. According to R.L. Polk, industry-wide domestic retail sales of heavy-duty trucks exceeded 200,000 units for only the fifth time, recording approximately 231,000 new truck registrations in 2000. The industry forecasts a decrease ranging from 50% to 60% in heavy-duty new truck sales in 2001. Although the Company believes that its geographic expansion and diversification into truck-related services, including financial services, leasing, rentals and service and parts, will reduce the overall impact to the Company resulting from general economic conditions affecting heavy-duty truck sales, the Company's operations will continue to be adversely affected by any continuation or renewal of general downward economic pressures or adverse cyclical trends.

Item 8. Quantitative and Qualitative Disclosures about Market Risk

      Market risk represents the risk of loss that may impact the financial position, results of operations, or cash flows of the Company due to adverse changes in financial market prices, including interest rate risk, and other relevant market rate or price risks.

      The Company is exposed to some market risk through interest rates, related to its floor plan borrowing arrangements, variable rate debt and discount rates related to finance sales. Floor plan borrowings are based on the prime rate of interest and are used to meet working capital needs. As of December 31, 2000, the Company had floor plan borrowings of approximately $146,272,000. Assuming an increase in the prime rate of interest of 100 basis points, interest expense could increase by $1,462,720. The interest rate variability on all other debt would not have a material adverse effect on the Company's financial statements. The Company provides all customer financing opportunities to various finance providers. The Company receives all finance charges, in excess of a negotiated discount rate, from the finance providers within 30 days. The negotiated discount rate is variable, thus subject to interest rate fluctuations. This interest rate risk is mitigated by the Company's ability to pass discount rate increases to customers through higher financing rates.

Item 9. Financial Statements and Supplementary Data

Report of Independent Public Accountants.                                     40
Consolidated Balance Sheets as of December 31, 1999 and 2000.                 41

Consolidated Statements of Income for the Years ended
December 31, 1998, 1999 and 2000.                                             42

Consolidated Statements of Shareholders' Equity for the
Years ended December 31, 1998, 1999 and 2000.                                 43

Consolidated Statements of Cash Flows for the Years
ended December 31, 1998, 1999 and 2000.                                       44

Notes to Consolidated Financial Statements.                                   45

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Rush Enterprises, Inc.:

We have audited the accompanying consolidated balance sheets of Rush Enterprises, Inc. (a Texas corporation), and subsidiaries as of December 31, 1999 and 2000, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rush Enterprises, Inc., and subsidiaries as of December 31, 1999 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.


                                        /s/ Arthur Andersen LLP


San Antonio, Texas
February 15, 2001

                    RUSH ENTERPRISES, INC., AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1999 AND 2000

               (In Thousands, Except Shares and Per Share Amounts)

                                                                                                                1999          2000
                                                                                                              --------      --------
                                                  ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                                                                  $ 20,004      $ 18,892
   Accounts receivable, net                                                                                     29,767        20,350
   Inventories, net                                                                                            173,565       177,415
   Prepaid expenses and other                                                                                      736         3,800
                                                                                                              --------      --------

                               Total current assets                                                            224,072       220,457

PROPERTY AND EQUIPMENT, net                                                                                    103,426       130,532

OTHER ASSETS, net                                                                                               38,198        37,885
                                                                                                              --------      --------

                               Total assets                                                                   $365,696      $388,874
                                                                                                              ========      ========

                                       LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Floor plan notes payable                                                                                   $150,862      $146,272
   Current maturities of long-term debt                                                                          6,366        11,379
   Advances outstanding under lines of credit                                                                   13,050        33,779
   Trade accounts payable                                                                                        9,710        14,157
   Accrued expenses                                                                                             20,516        17,409
   Note payable to shareholder                                                                                  20,725            --
                                                                                                              --------      --------

                               Total current liabilities                                                       221,229       222,996

LONG-TERM DEBT, net of current maturities                                                                       65,414        79,607

DEFERRED INCOME TAXES, net                                                                                       4,201         8,094

COMMITMENTS AND CONTINGENCIES (Note 14)

SHAREHOLDERS' EQUITY:
   Preferred stock, par value $.01 per share; 1,000,000 shares authorized; 0
      shares outstanding in 1999 and 2000                                                                           --            --
   Common stock, par value $.01 per share; 25,000,000 shares authorized; 7,002,044 shares outstanding -
      1999 and 2000                                                                                                 70            70
   Additional paid-in capital                                                                                   39,155        39,155
   Retained earnings                                                                                            35,627        38,952
                                                                                                              --------      --------

                               Total shareholders' equity                                                       74,852        78,177
                                                                                                              --------      --------

                               Total liabilities and shareholders' equity                                     $365,696      $388,874
                                                                                                              ========      ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    RUSH ENTERPRISES, INC., AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000

                    (In Thousands, Except Per Share Amounts)

                                                                                      1998               1999                2000
                                                                                    ---------          ---------          ---------
REVENUES:
   New and used truck sales                                                         $ 422,754          $ 554,571          $ 571,159
   Parts and service                                                                  108,024            130,548            177,874
   Construction equipment sales                                                        35,402             62,042             77,685
   Retail sales                                                                        13,895             18,573             30,245
   Lease and rental                                                                    18,594             25,375             29,143
   Finance and insurance                                                               11,432             13,581              7,437
   Other                                                                                2,684              3,665              3,885
                                                                                    ---------          ---------          ---------

                                 Total revenues                                       612,785            808,355            897,428

COST OF PRODUCTS SOLD                                                                 508,242            673,563            742,522
                                                                                    ---------          ---------          ---------

GROSS PROFIT                                                                          104,543            134,792            154,906

SELLING, GENERAL AND ADMINISTRATIVE                                                    75,849             93,502            123,848

DEPRECIATION AND AMORTIZATION                                                           4,813              6,162              9,449
                                                                                    ---------          ---------          ---------

OPERATING INCOME                                                                       23,881             35,128             21,609
                                                                                    ---------          ---------          ---------

INTEREST INCOME (EXPENSE):
   Interest income                                                                        982                807                140
   Interest expense                                                                    (6,866)            (8,992)           (16,208)
                                                                                    ---------          ---------          ---------

                                 Total interest expense, net                           (5,884)            (8,185)           (16,068)
                                                                                    ---------          ---------          ---------

INCOME BEFORE INCOME TAXES                                                             17,997             26,943              5,541
                                                                                    ---------          ---------          ---------

PROVISION FOR INCOME TAXES                                                              7,200             10,777              2,216
                                                                                    ---------          ---------          ---------

NET INCOME                                                                          $  10,797          $  16,166          $   3,325
                                                                                    =========          =========          =========

EARNINGS PER SHARE (Note 12):
   Basic earnings per common share                                                  $    1.62          $    2.40          $    0.47
                                                                                    =========          =========          =========

   Diluted earnings per common share and common share equivalents                   $    1.62          $    2.34          $    0.47
                                                                                    =========          =========          =========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                    RUSH ENTERPRISES, INC., AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000

                                 (In Thousands)

                                                 Common Stock
                                         Shares                                  Additional
                                       Issued and              $.01                Paid-In              Retained
                                       Outstanding           Par Value             Capital              Earnings
                                         -------              -------              -------              -------
BALANCE, December 31, 1997                 6,644              $    66              $33,342              $ 8,664

NET INCOME                                    --                   --                   --               10,797
                                         -------              -------              -------              -------

BALANCE, December 31, 1998                 6,644                   66               33,342               19,461

ISSUANCE OF COMMON STOCK                     358                    4                5,813                   --

NET INCOME                                    --                   --                   --               16,166
                                         -------              -------              -------              -------

BALANCE, December 31, 1999                 7,002                   70               39,155               35,627

NET INCOME                                    --                   --                   --                3,325
                                         -------              -------              -------              -------

BALANCE, December 31, 2000                 7,002              $    70              $39,155              $38,952
                                         =======              =======              =======              =======

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                    RUSH ENTERPRISES, INC., AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000

                                 (In Thousands)

                                                                                1998                  1999                   2000
                                                                              ---------             ---------             ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                                                  $  10,797             $  16,166             $   3,325
  Adjustments to reconcile net income to net cash
   provided by (used in) operating activities, net
   of acquisitions-
     Depreciation and amortization                                                4,813                 8,380                13,579
     Gain on sale of property and equipment                                        (195)                 (166)                 (865)
     Provision for deferred income tax expense                                      458                 2,563                 3,893
     Change in accounts receivable, net                                           2,141               (10,236)                9,417
     Change in inventories                                                      (25,006)              (46,739)               (2,559)
     Change in prepaid expenses and other, net                                     (174)                  (64)               (2,919)
     Change in trade accounts payable                                             1,007                 2,784                 4,447
     Change in accrued expenses                                                   6,786                  (521)               (3,136)
                                                                              ---------             ---------             ---------

         Net cash provided by (used in) operating
           activities                                                               627               (27,833)               25,182
                                                                              ---------             ---------             ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of property and equipment                                         (22,907)              (60,325)              (40,973)
  Proceeds from the sale of property and equipment                                  638                 1,637                 3,160
  Business acquisitions                                                          (8,625)              (21,756)               (2,568)
  Change in other assets                                                           (283)               (2,824)                 (533)
                                                                              ---------             ---------             ---------

         Net cash used in investing activities                                  (31,177)              (83,268)              (40,914)
                                                                              ---------             ---------             ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term debt                                                   22,624                58,358                30,477
  Payments on long-term debt                                                     (5,892)              (10,179)              (31,996)
  Draws (payments) on floor plan notes payable, net                              16,518                49,467                (4,590)
  Draws on lines of credit, net                                                      --                10,943                20,729
                                                                              ---------             ---------             ---------

         Net cash provided by financing activities                               33,250               108,589                14,620
                                                                              ---------             ---------             ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                              2,700                (2,512)               (1,112)

CASH AND CASH EQUIVALENTS, beginning of year                                     19,816                22,516                20,004
                                                                              ---------             ---------             ---------

CASH AND CASH EQUIVALENTS, end of year                                        $  22,516             $  20,004             $  18,892
                                                                              =========             =========             =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the year for-
   Interest                                                                   $   6,574             $   9,323             $  17,704
                                                                              =========             =========             =========

   Income taxes                                                               $   4,478             $   8,394             $   3,290
                                                                              =========             =========             =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    RUSH ENTERPRISES, INC., AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND OPERATIONS:

Rush Enterprises, Inc. (the Company), was incorporated in June 1996 under the laws of the State of Texas. The Company, founded in 1965, now operates a Heavy-Duty Truck segment and a Construction Equipment segment. The Heavy-Duty Truck segment operates a regional network of 38 truck centers that provide an integrated one-stop source for the trucking needs of its customers, including retail sales of new Peterbilt and used heavy-duty trucks; parts, service and body shop facilities; and financial services, including assisting in the financing of new and used truck purchases, insurance products and truck leasing and rentals. The Company's truck centers are located in areas on or near major highways in Texas, California, Colorado, Oklahoma, Louisiana, Arizona and New Mexico. The Construction Equipment segment, formed during 1997, operates a network of seven John Deere equipment centers in Texas and Michigan. Dealership operations include the retail sale of new and used equipment, after-market parts and service facilities, equipment rentals and the financing of new and used equipment (see Note 17).

The Company also operates a retail division, Rush Retail Centers. The primary line of business is the retail sale of farm and ranch supplies including fencing, horse and cattle trailers, veterinarian supplies and western wear.

In September 2000, the Company acquired the assets of Smith Brothers Catalogs, Inc., and its online western superstore-Smithbros.com (collectively "Smithbros"). Smithbros primary line of business is the sale of farm and ranch supplies to catalogue and online customers.

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

2. SIGNIFICANT ACCOUNTING POLICIES:

Estimates in Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

Inventories

Inventories are stated at the lower of cost or market value. Cost is determined by specific identification for new and used truck and construction equipment inventory and by the first-in, first-out method for tires, parts and accessories. An allowance is provided when it is anticipated that cost will exceed net realizable value.

Property and Equipment

Property and equipment are being depreciated over their estimated useful lives. Leasehold improvements are amortized over the useful life of the improvement, or the term of the lease, whichever is shorter. Provision for depreciation of property and equipment is calculated primarily on a straight-line basis. The Company capitalizes interest on borrowings during the active construction period of major capital projects. Capitalized interest is added to the cost of underlying assets and is amortized over the estimated useful life of such assets. During 1998, 1999 and 2000, the Company capitalized approximately $0, $165,000 and $620,000, respectively, in connection with various capital projects. The cost, accumulated depreciation and amortization and estimated useful lives are summarized as follows (in thousands):

                                                       December 31
                                              -----------------------------       Estimated
                                                  1999            2000          Life (Years)
                                              -------------   -------------     ------------
Land                                          $      17,311   $      17,795           -
Buildings and improvements                           26,330          46,573        31 - 39
Leasehold improvements                                5,462          10,249         7 - 15
Machinery and shop equipment                          8,771          12,327         5 -  7
Furniture and fixtures                               11,413          15,421         5 -  7
Transportation equipment                             14,220          16,097         2 -  5
Leasing vehicles                                     25,813          37,835         4 -  8
Construction in progress                             10,687          1,141
Accumulated depreciation and amortization           (16,581)        (26,906)
                                              -------------   -------------
                                              $     103,426   $     130,532
                                              =============   =============

Allowance for Doubtful Receivables and Repossession Losses

The Company provides an allowance for doubtful receivables and repossession losses after considering historical loss experience and other factors which might affect the collectibility of accounts receivable and the ability of customers to meet their obligations on finance contracts sold by the Company.

Other Assets

Other assets consist primarily of goodwill related to acquisitions of approximately $37.0 million and $36.5 million, as of December 31, 1999 and 2000, respectively. The goodwill is being amortized on a straight-line basis over estimated useful lives ranging from 15 years to 30 years. Accumulated amortization of other assets, at December 31, 1999 and 2000, was approximately $2.0 million and $3.6 million, respectively. Periodically, the Company assesses the appropriateness of the asset valuations of goodwill and the related amortization period.

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

Revenue Recognition Policies

Income on the sale of vehicles and construction equipment (collectively, "unit") is recognized when the seller and customer execute a purchase contract, delivery has occurred and there are no significant uncertainties related to financing or collectibility. Finance income related to the sale of a unit is recognized over the period of the respective finance contract based on the effective interest rate method if the finance contract is retained by the Company. During 1998, 1999 and 2000, no finance contracts were retained for any significant length of time by the Company but were generally sold, with limited recourse, to certain finance companies concurrent with the sale of the related unit. Gain or loss is recognized by the Company upon the sale of such finance contracts to the finance companies, net of a provision for estimated repossession losses and early repayment penalties. Lease and rental income is recognized over the period of the related lease or rental agreement. Parts and services revenue is earned at the time the Company sells the parts to its customers, or at the time the Company completes the service work order related to service provided to the customer's unit. Payments received on prepaid maintenance plans are deferred as a component of accrued expenses and recognized as income when the maintenance is performed. Retail revenue is earned at the time the Company sells the merchandise to its customer.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements" which provides the Staff's views in applying generally accepted accounting principles to selected revenue recognition issues. SAB No. 101 was required to be implemented no later than the fourth quarter of fiscal years beginning after December 15, 1999. The Company has reviewed the guidance contained in SAB No. 101 and believes that its current accounting policies and disclosures are appropriate and address the requirements of SAB No. 101.

Statement of Cash Flows

Cash and cash equivalents generally consist of cash and other money market instruments. The Company considers any temporary investments that mature in three months or less when purchased to be cash equivalents for reporting cash flows.

Noncash activities during the periods indicated were as follows (in thousands):

                                                        Year Ended December 31
                                                      --------------------------
                                                       1998      1999      2000
                                                      ------    ------    ------

Liabilities incurred in connection with business      $1,750    $   --    $   29
  acquisitions
Assignment of debt in connection with the disposal
   of property and equipment                          $   --    $3,536    $   --

3. SUPPLIER AND CUSTOMER CONCENTRATION:

Major Suppliers and Dealership Agreements

The Company has entered into dealership agreements with various companies (Distributors). These agreements are nonexclusive agreements that allow the Company to stock, sell at retail and service trucks, equipment and products of the Distributors in the Company's defined market. The agreements allow the Company to use the Distributor's name, trade symbols and intellectual property and expire as follows:

                  Distributor      Expiration Dates
                  -----------      ----------------

                  PACCAR           October 2002 to October   2003
                  John Deere       Indefinite

These agreements, as well as agreements with various other Distributors, impose a number of restrictions and obligations on the Company, including restrictions on a change in control of the Company and the maintenance of certain required levels of working capital. Violation of such restrictions could result in the loss of the Company's right to purchase the Distributor's products and use the Distributor's trademarks. As of December 31, 2000, the Company's management believes it was in compliance with all the restrictions and obligations of its dealership agreements.

The Company purchases most of its new vehicles and parts from PACCAR, the maker of Peterbilt trucks and parts, at prevailing prices charged to all franchised dealers. Sales of new Peterbilt trucks accounted for 97 percent, 98 percent and 92 percent of the Company's new vehicle sales for the years ended December 31, 1998, 1999 and 2000, respectively.

The Company purchases most of its new construction equipment and parts from John Deere at prevailing prices charged to all franchised dealers. Sales of new John Deere equipment accounted for 88 percent, 91 percent and 86 percent of the Company's new equipment sales for the years ended December 31, 1998, 1999 and 2000, respectively.

Primary Lenders

The Company purchases its new and used truck and construction equipment inventories with the assistance of floor plan financing programs offered by various financial institutions and John Deere. The financial institution used for truck inventory purchases also provides the Company with a line of credit that allows borrowings of up to $13,500,000 and other variable interest rate notes. The floor plan agreement with the financial institution, used for truck inventory purchases, provides that such agreement may be terminated at the option of the lender with notice of 120 days.

The floor plan agreement with the financial institution used primarily for construction equipment purchases expires in September 2001. Additionally, financing is provided by John Deere pursuant to the Company's equipment dealership agreement. Furthermore, the agreements also provide that the occurrence of certain events will be considered events of default. In the event that the Company's financing becomes insufficient, or its relationship terminates with the current primary lenders, the Company would need to obtain similar financing from other sources. Management believes it can obtain additional floor plan financing or alternative financing if necessary (see Note
6).

Concentrations of Credit Risks

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. The Company places its cash and cash equivalents with what it considers to be quality financial institutions. At December 31, 2000, the Company had deposits in excess of federal insurance totaling approximately $17.9 million. In January of 2001, a majority of these excess deposits were used to pay advances outstanding under lines of credit.

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

4. ACCOUNTS RECEIVABLE:

The Company's accounts receivable, net, consisted of the following (in thousands):

                                                               December 31
                                                          ---------------------
                                                            1999         2000
                                                          --------     --------

Trade accounts receivable from sale of vehicles and
  construction equipment                                  $ 23,429     $ 13,594
Other trade receivables                                      2,596        1,155
Warranty claims                                              2,326        3,228
Other accounts receivable                                    2,016        2,973
Less- Allowance for doubtful receivables and
  repossession losses                                         (600)        (600)
                                                          --------     --------

                           Total                          $ 29,767     $ 20,350
                                                          ========     ========

For the years ended December 31, 1998, 1999 and 2000, the Company had no significant related-party sales.

5. INVENTORIES:

The Company's inventories consisted of the following (in thousands):

                                                             December 31
                                                    ---------------------------
                                                      1999               2000
                                                    ---------         ---------

New vehicles                                        $  72,340         $  86,891
Used vehicles                                          16,877             9,871
Construction equipment - new                           38,494            14,872
Construction equipment - used                           6,300             5,012
Construction equipment - rental                         9,000            18,688
Parts and accessories                                  23,645            27,398
Other                                                   7,809            16,677
Less- allowance                                          (900)           (1,994)
                                                    ---------         ---------

                     Total                          $ 173,565         $ 177,415
                                                    =========         =========

6. FLOOR PLAN NOTES PAYABLE AND LINES OF CREDIT:

Floor Plan Notes Payable

Floor plan notes are financing agreements to facilitate the Company's purchase of new and used trucks and construction equipment. These notes are collateralized by the inventory purchased and accounts receivable arising from the sale thereof. The Company's floor plan notes have interest rates at prime less a percentage rate as determined by the finance provider, as defined in the agreements. The interest rates applicable to these agreements ranged from approximately 7.25 percent to approximately 9.25 percent as of December 31, 2000. The amounts borrowed under these agreements are due when the related truck or construction equipment inventory (collateral) is sold and the sales proceeds are collected by the Company, or in the case of construction equipment rentals, when the carrying value of the equipment is reduced. These lines may be modified, suspended or terminated by the lender as described in Note 3.

The Company's floor plan agreement with its primary truck lender limits the borrowing capacity based on the number of new and used trucks that may be financed. As of December 31, 2000, the aggregate amounts of unit capacity for new and used trucks are 2,074 and 688, respectively, and the availability for new and used trucks is 801 and 378, respectively.

The Company's floor plan agreement with one of its construction equipment lenders is based on the book value of the Company's construction equipment inventory. As of December 31, 2000, the aggregate amount of borrowing capacity with this lender was $20 million, with approximately $12.7 million outstanding. Additional amounts are available under the Company's John Deere dealership and credit agreements. At December 31, 2000, approximately $26.4 million was outstanding pursuant to the John Deere agreements.

Amounts of collateral as of December 31, 2000, are as follows (in thousands):

          Inventories, new and used vehicles and
            construction equipment at cost based on
            specific identification                       $133,340
          Truck and construction equipment sale
            related accounts receivable                     13,594
                                                          --------

                             Total                        $146,934
                                                          ========

          Floor plan notes payable                        $146,272
                                                          ========

Lines of Credit

The Company has a separate line-of-credit agreement with a financial institution that provides for an aggregate maximum borrowing of $13,500,000, with advances generally limited to 75 percent of new parts inventory. Advances bear interest at prime less one-half of one percent. Advances under the line-of-credit agreement are secured by new parts inventory. The line-of-credit agreement contains financial covenants. The Company was in compliance with these covenants at December 31, 2000. Either party may terminate the agreement with 30 days written notice. As of December 31, 1999 and 2000, advances outstanding under this line-of-credit agreement amounted to $3,010,000 and $13,500,000, respectively. As of December 31, 2000, $0 was available for future borrowings. This line is discretionary and may be modified, suspended or terminated at the election of the lender.

The Company has a separate unsecured line-of-credit agreement with a financial institution that provides for an aggregate maximum borrowing of $10,000,000. Advances bear interest at prime or LIBOR plus 2.5 percent, pursuant to the election of the Company at the time of borrowing. The line-of-credit agreement contains financial covenants. The Company was in compliance with these covenants at December 31, 2000. The line-of-credit agreement expires in March 2001. As of December 31, 1999 and 2000, advances outstanding under this line-of-credit agreement amounted to $5,000,000 and $10,000,000, respectively. As of December 31, 2000, $0 was available for future borrowings.

The Company has a separate line-of-credit agreement with a financial institution that provides for an aggregate maximum borrowing of $3,500,000, with advances generally limited to 100 percent of the book value of the Company's service units (vehicles). Advances bear interest at prime less .75 percent. Advances under the line-of-credit agreement are secured by service units. The line-of-credit agreement contains financial covenants. The Company was in compliance with these covenants at December 31, 2000. As of December 31, 1999 and 2000, advances outstanding under this line-of-credit agreement amounted to $2,943,000 and $2,732,000, respectively. As of December 31, 2000, $768,000 was available for future borrowings. This line may be terminated at the election of the lender or the Company, for any reason, by giving 60 days written notice.

The Company has a separate line-of-credit with a financial institution that provides for an aggregate maximum borrowing of $8,000,000, with advances generally limited to 50% of the book value of the Company's retail centers inventory. Advances bear interest at either prime or one, two or three month LIBOR plus a percentage, pursuant to the election of the Company at the time of borrowing. The interest rates applicable to this agreement were 8.45 percent to
9.5 percent as of December 31, 2000. The line-of-credit agreement contains financial covenants. The Company was in compliance with these covenants at December 31, 2000. The line of credit agreement expires June 30, 2001. As of December 31, 1999 and 2000, advances outstanding under this line-of-credit agreement amounted to $2,097,000 and $7,547,000, respectively. As of December 31, 2000, $453,000 was available for future borrowings.

Note payable to shareholder is a short-term note that is payable on demand and bears interest equal to one-quarter of one percent per annum less than the rate of interest received by the Company under its agreement to deposit overnight funds in interest bearing accounts with one of the Company's floor plan lenders. This note payable was repaid in its entirety during 2000.

7. LONG-TERM DEBT:

Long-term debt is comprised of the following (in thousands):

                                                             December 31
                                                      -------------------------
                                                        1999             2000
                                                      --------         --------

Variable interest rate term notes                     $ 11,078         $     --
Fixed interest rate term notes                          60,702           90,986
                                                      --------         --------

                      Total debt                        71,780           90,986

Less- Current maturities                                (6,366)         (11,379)
                                                      --------         --------

                                                      $ 65,414         $ 79,607
                                                      ========         ========

As of December 31, 2000, debt maturities are as follows (in thousands):

             2001                                         $    11,379
             2002                                              11,686
             2003                                              12,309
             2004                                               9,794
             2005                                              12,080
             Thereafter                                        33,738
                                                          -----------
                                                          $    90,986
                                                          ===========

The Company's fixed interest rate notes are primarily with financial institutions and have interest rates ranging from approximately 6.0 percent to
9.7 percent at December 31, 2000. Payments on the notes range from $31 to $34,833 per month, plus interest. Maturities of these notes range from January 2001 to December 2015.

The proceeds from the issuance of the notes were used primarily to acquire land, buildings and improvements, transportation equipment and leasing vehicles. The notes are secured by the assets acquired with the proceeds of such notes.

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

9. DEFINED CONTRIBUTION PENSION PLANS:

The Company has a defined contribution pension plan (the Rush Plan) which is available to all Company employees and the employees of certain affiliates. As of January and July 1st of every year, each employee who has completed six months of continuous service is entitled to enter the Rush Plan. Participating employees may contribute from 1 percent to 15 percent of total gross compensation. The Company, at its discretion, contributed an amount equal to 25 percent of the employees' contributions for those employees with less than five years of service and contributed an amount equal to 50 percent of the employees' contributions for those employees with more than five years of service. During the years ended December 31, 1998, 1999 and 2000, the Company incurred expenses of approximately $648,000, $1,192,000 and $1,588,000, respectively, related to the Rush Plan.

The Company currently does not provide any postretirement benefits other than pensions nor does it provide any postemployment benefits.

10. LEASES:

Vehicle Leases

The Company leases vehicles primarily over periods ranging from one to six years under operating lease arrangements. These vehicles are subleased to customers under various agreements in its own leasing operation. Generally, the Company is required to incur all operating costs and pay a minimum rental and an excess mileage charge based on maximum mileage over the term of the lease. Vehicle lease expenses for the years ended December 31, 1998, 1999 and 2000, were approximately $5,648,000, $5,992,600 and $5,619,700, respectively.

Minimum rental commitments for noncancelable vehicle leases in effect at December 31, 2000, are as follows (in thousands):

2001                                           $   4,629
2002                                               3,799
2003                                               2,716
2004                                               1,512
2005                                                 744
Thereafter                                           365
                                               ---------

                   Total                       $  13,765
                                               =========

Customer Vehicle Leases

A Company division leases both owned and leased vehicles to customers primarily over periods of one to six years under operating lease arrangements. The leases require a minimum rental and a contingent rental based on mileage. Rental income during the years ended December 31, 1998, 1999 and 2000, consisted of minimum payments of approximately $7,867,000, $8,329,000 and $10,254,000, respectively, and contingent rentals of approximately $1,862,000, $1,694,000 and $2,213,000, respectively. Minimum lease payments to be received for noncancelable leases and subleases in effect at December 31, 2000, are as follows (in thousands):

2001                                           $   10,020
2002                                                8,928
2003                                                7,382
2004                                                5,315
2005                                                3,103
Thereafter                                          1,577
                                               ----------

                   Total                       $   36,325
                                               ==========

Other Leases - Land and Buildings

The Company leases various facilities under operating leases which expire at various times through 2023. Rental expense for the years ended December 31, 1998, 1999 and 2000, was $1,423,000, $1,460,000 and $2,224,000, respectively.
Future minimum lease payments under noncancelable leases at December 31, 2000, are as follows (in thousands):

2001                                           $    2,126
2002                                                1,796
2003                                                1,475
2004                                                1,131
2005                                                  826
Thereafter                                          2,480
                                               ----------

                   Total                       $    9,834
                                               ==========

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

The aggregate number of shares of common stock subject to stock options or SARs that may be granted to any one participant in any one year under the Incentive Plan is 100,000 shares. The Company has 1,000,000 shares of common stock reserved for issuance upon exercise of any awards granted under the Company's Incentive Plan.

In connection with its Offering, the Company agreed to issue to the representatives of the underwriters and their designees, for their own accounts, warrants to purchase an aggregate of 250,000 shares of common stock. The warrants are exercisable during the four-year period commencing June 12, 1997, at an exercise price equal to $14.40 per share. At December 31, 2000, none of these warrants had been exercised.

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

In March 1998, 1999 and 2000, the Company granted options under the Incentive Plan to purchase an aggregate of 168,140, 117,150 and 148,725 shares, respectively, of common stock to employees. Each option granted shall become exercisable in three annual installments beginning on the third anniversary of the date of grant. The options are exercisable at a price equal to the fair value of the Company's common stock at the date of grant.

During 2000, the Company granted options outside of any plan to purchase an aggregate of 169,258 shares of common stock to employees. Each option granted shall become exercisable in three annual installments beginning on the third anniversary of the date of grant. The options are exercisable at a price equal to the fair value of the Company's common stock at the date of grant.

During 1997, the Board of Directors and shareholders adopted the Rush Enterprises, Inc. 1997 Non-Employee Director Stock Option Plan (the Director
Plan). The Director Plan is designed to attract and retain highly qualified non-employee directors, reserving 300,000 shares of common stock for issuance upon exercise of any awards granted under the Plan. Under the terms of this plan, each non-employee director received options to purchase 10,000 shares as of the date of adoption or on their respective date of election, all of which are fully vested and are exercisable immediately, and expire ten years from the date of grant. During each of the years ended December 31, 1997, 1998, 1999 and 2000, 30,000 options were granted and exercisable at a price equal to the fair values of the Company's common stock at the dates of grant. As of December 31, 2000, 20,000 of these options have been exercised.

A summary of the Company's stock option activity, and related information for the years ended December 31, 1998, 1999 and 2000 follows:

                                                                1998                       1999                      2000
                                                        ---------------------      ---------------------      ---------------------
                                                                      Weighted                   Weighted                   Weighted
                                                                      Average                    Average                    Average
                                                                      Exercise                   Exercise                   Exercise
                                                         Options       Price       Options         Price      Options         Price
                                                        --------       ------      --------       ------      --------       ------
Outstanding, beginning of year                           130,388       $ 8.51       317,728       $10.10       437,203       $10.87
   Granted                                               198,140        11.15       147,150        12.47       347,983         6.68
   Exercised                                                  --           --       (20,000)       10.31             0           --
   Forfeited                                             (10,800)       10.18        (7,675)       11.29       (10,275)        9.79
                                                        --------       ------      --------       ------      --------       ------

Outstanding, end of year                                 317,728       $10.10       437,203       $10.87       774,911       $ 9.00
                                                        ========       ======      ========       ======      ========       ======

Exercisable, end of year                                  60,000       $10.06        70,000       $12.64       132,212       $10.34
                                                        ========       ======      ========       ======      ========       ======

Weighted average fair value of options granted
   during the year                                                     $ 5.84                     $ 5.47                     $ 4.55

The following table summarizes the information about the Company's options outstanding at December 31, 2000:

                                                 Options Outstanding                                Options Exercisable
                                     ----------------------------------------------------    ------------------------------------
                                                             Weighted
                                                              Average          Weighted                             Weighted
                                                             Remaining          Average                             Average
                                           Number           Contractual        Exercise           Number            Exercise
Exercise Price                          Outstanding            Life              Price       Exercisable             Price
                                     --------------------------------------------------------------------------------------------

$6.19 - $8.63                              460,896               8.6           $    7.13         82,212             $   7.78
$11.00 - $12.00                            284,015               7.6           $   11.26         20,000             $  12.00
$16.25                                      30,000               8.4           $   16.25         30,000             $  16.25
                                           -------                                              -------
                                           774,911                                              132,212
                                           =======                                              =======

If the Company had adopted the fair value accounting method under SFAS 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share amounts):

                                         1998            1999            2000
                                      ----------      ----------      ----------

Net income-
   As reported                        $   10,797      $   16,166      $    3,325
   Pro forma                              10,575          15,853           2,831

Basic earnings per share-
   As reported                        $     1.62      $     2.40      $     0.47
   Pro forma                                1.59            2.35            0.40

Diluted earnings per share-
   As reported                        $     1.62      $     2.34      $     0.47
   Pro forma                                1.59            2.30            0.40

The fair value of these options was estimated using a Black-Scholes option pricing model with a risk-free interest rate of 5.5 percent, 6.0 percent and 6.0 percent for 1998, 1999 and 2000, respectively, a volatility factor of .422, .510 and .745 for 1998, 1999 and 2000, respectively, a dividend yield of 0 percent, and an expected option life of seven years, five years and five years for 1998, 1999 and 2000, respectively.

In October 1997, the Company issued warrants to purchase an aggregate of 171,875 shares of common stock to C. Jim Stewart & Stevenson in connection with the purchase of the assets of the John Deere construction equipment store. The warrants are exercisable during the five-year period commencing October 6, 1998, at an exercise price equal to $12.00 per share. None of these warrants have been exercised as of December 31, 2000.

In March 1998, the Company issued options to purchase an aggregate of 109,793 shares of common stock to the seller in connection with the purchase of the stock of D & D Farm and Ranch Supermarket, Inc. The options are exercisable in four annual installments beginning on the second anniversary of the date of grant, at exercise prices equal to $9.38, $14.38 and $19.38 per share. None of these options have been exercised as of December 31, 2000

In March 1998 and 2000, the Company issued, to certain employees, warrants to purchase an aggregate of 18.75% of the common stock of Rush Retail Centers, Inc., its wholly owned subsidiary, for $375,000. The warrants are exercisable on various dates between March 2001 and March 2003 and expire 10 years from the grant date. None of these warrants have been exercised as of December 31, 2000.

12. EARNINGS PER SHARE:

Earnings per share for all periods have been restated to reflect the adoption of Statement of Financial Accounting Standards No. 128, "Earnings Per Share," (SFAS
128) which established standards for computing and presenting earnings per share
(EPS) for entities with publicly held common stock or potential common stock. This statement requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures. Basic EPS were computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted EPS differs from basic EPS due to the assumed conversions of potentially dilutive options and warrants that were outstanding during the period. The following is a reconciliation of the numerators and the denominators of the basic and diluted per-share computations for net income.

                                                                                        1998              1999              2000
                                                                                     -----------       -----------       -----------
Numerator-
   Numerator for basic and diluted earnings per share-
     Net income available to common shareholders                                     $10,797,000       $16,166,000       $ 3,325,000
                                                                                     ===========       ===========       ===========

Denominator-
   Denominator for basic earnings per share, weighted-average shares                   6,643,730         6,735,360         7,002,044

   Effect of dilutive securities-
      Stock options                                                                       25,324           117,974             5,960
      Warrants                                                                               925            33,791                --
                                                                                     -----------       -----------       -----------

   Dilutive potential common shares                                                       26,249           151,765             5,960

   Denominator for diluted earnings per share, adjusted
      weighted-average shares and assumed conversions                                  6,669,979         6,887,125         7,008,004
                                                                                     ===========       ===========       ===========

Basic earnings per common share                                                      $      1.62       $      2.40       $      0.47
                                                                                     ===========       ===========       ===========

Diluted earnings per common share and common share equivalents                       $      1.62       $      2.34       $      0.47
                                                                                     ===========       ===========       ===========

Warrants and options to purchase shares of common stock that were outstanding for the years ended December 31, 1998, 1999 and 2000, that were not included in the computation of diluted earnings per share because the exercise prices were greater than the average market prices of the common shares, are as follows:

                                           1998           1999            2000
                                         ---------      ---------      ---------

Warrants                                   421,875             --        421,875
Options                                    283,113         89,793        884,884
                                         ---------      ---------      ---------

Total antidilutive securities              704,988         89,793      1,306,759
                                         =========      =========      =========

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

Provision for Income Taxes

The tax provision for the years ended December 31, 1998, 1999 and 2000, are summarized as follows (in thousands):

                                          1998           1999            2000
                                        --------       --------        --------

Current provision-
   Federal                              $  5,652       $  7,246        $ (1,612)
   State                                   1,090            968             (65)
                                        --------       --------        --------

                                           6,742          8,214          (1,677)
                                        --------       --------        --------

Deferred provision-
   Federal                                   424          2,598           3,604
   State                                      34            (35)            289
                                        --------       --------        --------

                                             458          2,563           3,893
                                        --------       --------        --------

Provision for income taxes              $  7,200       $ 10,777        $  2,216
                                        ========       ========        ========

The following summarizes the tax effect of significant cumulative temporary differences that are included in the net deferred income tax liability as of December 31, 1999 and 2000 (in thousands):

                                                                   1999         2000
                                                                  -------     -------
Differences in depreciation and amortization                      $ 5,384     $ 9,309
Accruals and reserves not deducted for tax purposes until paid     (1,108)     (1,451)
Other, net                                                            (75)        236
                                                                  -------     -------

                                                                  $ 4,201     $ 8,094
                                                                  =======     =======

A reconciliation of taxes based on the federal statutory rates and the provisions for income taxes for the years ended December 31, 1998, 1999 and 2000, are summarized as follows (in thousands):

                                                    1998       1999       2000
                                                   -------    -------    -------

Income taxes at the federal statutory rate         $ 6,299    $ 9,430    $ 1,939
State income taxes, net of federal benefit             708      1,275        204
Other, net                                             193         72         73
                                                   -------    -------    -------

Provision for income taxes                         $ 7,200    $10,777    $ 2,216
                                                   =======    =======    =======

14. COMMITMENTS AND CONTINGENCIES:

The Company is contingently liable to finance companies for the notes initiated on behalf of such finance companies related to the sale of trucks and construction equipment. The Company's recourse liability related to such finance contracts is limited to 15 percent to 25 percent of the outstanding amount of each note initiated on the behalf of the finance company with the aggregate recourse liability for 1999 and 2000 being limited to $700,000. The Company provides an allowance for repossession losses and early repayment penalties.

Finance contracts initiated and sold during the years ended December 31, 1998, 1999 and 2000, were $204,400,000, $283,569,000 and $176,345,000, respectively.

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

The Company has consulting agreements with individuals for an aggregate monthly payment of $35,823. The agreements expire in 2001.

15. ACQUISITIONS:

In September 1999, the Company acquired substantially all the assets of Calvert Sales, Inc. (Calvert), a John Deere construction equipment dealership. The acquisition encompasses 13 counties in eastern Michigan, including two full-service dealerships located in the Detroit and Flint areas. The transaction was valued at $11.1 million with the purchase price paid in a combination of cash and notes payable.

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
                                                   ========

In October 1999, the Company purchased substantially all the assets of Southwest Peterbilt, Inc., Southwest Truck Center, Inc., and New Mexico Peterbilt, Inc. (Southwest), a Peterbilt truck dealer, which consisted of five dealership locations in Arizona and New Mexico. The transaction was valued at $23.9 million with the purchase price paid in a combination of cash and 355,556 shares of the Company's common stock. An additional $4.0 million may be paid based on a performance based objective.

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
                                                    ========

In December 1999, the Company purchased substantially all the assets of Norm Pressley's Truck Center (Pressley), which consisted of three dealership locations in San Diego, Escondido and El Centro, California. The transaction was valued at approximately $4.5 million with the purchase price paid in cash. An additional $700,000 may be paid based on a performance based objective.

The acquisition has been accounted for as a purchase; operations of the business acquired have been included in the accompanying consolidated financial statements from the respective date of acquisition. The purchase price has been allocated based on the fair values of the assets at the date of acquisition as follows (in thousands):

                  Inventories                        $ 1,458
                  Property and equipment                 406
                  Accrued expenses                      (329)
                  Prepaid expenses and other              85
                  Goodwill                             2,926
                                                     -------

                                            Total    $ 4,546
                                                     =======

The following unaudited pro forma summary presents information as if the Calvert, Southwest and Pressley acquisitions had taken place at the beginning of 1998. The pro forma information is provided for information purposes only. It is based on historical information and does not necessarily reflect the actual results that would have occurred nor is it necessarily indicative of future results of operations of the Company. The following summary is for the years ended December 31, 1998 and 1999 (unaudited) (in thousands, except per share amounts):

                                                         1998              1999
                                                     -------------    -------------
Revenues                                             $     763,762    $     921,481
                                                     =============    =============

Income after pro forma provision for income taxes    $      12,671    $      17,594
                                                     =============    =============

Basic income per share                               $        1.81    $        2.51
                                                     =============    =============

Diluted income per share                             $        1.80    $        2.46
                                                     =============    =============

16. UNAUDITED QUARTERLY FINANCIAL DATA:

(In thousands, except per share amounts.)

                                       First       Second        Third       Fourth
                                      Quarter      Quarter      Quarter      Quarter
                                     ---------    ---------    ---------    ---------
1999

Revenues                             $ 177,843    $ 189,412    $ 214,844    $ 226,256
Operating income                         7,016        8,358        8,953       10,801
Income before income taxes               5,532        6,476        6,976        7,959
Net income                               3,319        3,886        4,186        4,775
Basic earnings per share             $     .50    $     .58    $     .63    $     .68
Diluted earnings per share           $     .50    $     .57    $     .61    $     .66

2000

Revenues                             $ 209,952    $ 248,536    $ 227,369    $ 211,571
Operating income                         5,211        6,682        7,923        1,793
Income (loss) before income taxes        1,793        2,889        3,497       (2,638)
Net income (loss)                        1,076        1,733        2,098       (1,582)
Basic earnings (loss) per share      $     .15    $     .25    $     .30    $    (.23)
Diluted earnings (loss) per share    $     .15    $     .25    $     .30    $    (.23)

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

The Company has two reportable segments: the Heavy-Duty Truck segment and the Construction Equipment segment. The Heavy-Duty Truck segment operates a regional network of truck centers that provide an integrated one-stop source for the trucking needs of its customers, including retail sales of new Peterbilt and used heavy-duty trucks, after-market parts, service and body shop facilities and a wide array of financial services, including the financing of new and used truck purchases, insurance products and truck leasing and rentals. The Construction Equipment segment, formed during 1997, operates full-service John Deere dealerships that serve the Houston, Texas, Metropolitan and surrounding areas and 67 counties in Michigan. Dealership operations include the retail sale of new and used equipment, after-market parts and service facilities, equipment rentals, and the financing of new and used equipment.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on income before income taxes not including extraordinary items.

The Company accounts for intersegment sales and transfers as if the sales or transfers were to third parties, that is, at current market prices. There were no material intersegment sales during the years ended December 31, 1998, 1999 and 2000.

The Company's reportable segments are strategic business units that offer different products and services. They are managed separately because each business unit requires different technology and marketing strategies. Business units were maintained through expansion and acquisitions. The following table contains summarized information about reportable segment profit or loss and segment assets, for the years ended December 31, 1998, 1999 and 2000 (in thousands):

                                                                    Heavy-Duty       Construction
                                                                       Truck           Equipment
                                                                      Segment           Segment          All Other           Totals
                                                                     --------          --------          --------           --------
1998

Revenues from external customers                                     $538,209          $ 51,273          $ 23,303           $612,785
Interest income                                                           982                --                --                982
Interest expense                                                        4,163             1,912               791              6,866
Depreciation and amortization                                           3,665               623               525              4,813
Segment profit before income tax                                       17,219               562               216             17,997
Segment assets                                                        133,100            65,419            22,181            220,700
Expenditures for segment assets                                        16,084             1,586             5,237             22,907

1999

Revenues from external customers                                     $689,109          $ 91,209          $ 28,037           $808,355
Interest income                                                           807                --                --                807
Interest expense                                                        6,004             2,381               607              8,992
Depreciation and amortization                                           4,554             1,149               459              6,162
Segment profit before income tax                                       22,856             2,362             1,725             26,943
Segment assets                                                        267,926            73,779            23,991            365,696
Expenditures for segment assets                                        51,935             1,229             7,161             60,325

2000

Revenues from external customers                                     $748,523          $110,144          $ 38,761           $897,428
Interest income                                                           140                --                --                140
Interest expense                                                       11,987             3,030             1,191             16,208
Depreciation and amortization                                           7,199             1,385               865              9,449
Segment profit (loss) before income tax                                 5,884               416              (759)             5,541
Segment assets                                                        288,225            63,047            37,602            388,874
Expenditures for segment assets                                        36,048               779             4,146             40,973

Revenues from segments below the quantitative thresholds are attributable to four operating segments of the Company. Those segments include a farm and ranch retail center, a tire company, an insurance company, and a hunting lease operation. None of those segments has ever met any of the quantitative thresholds for determining reportable segments.

Item 10. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

                                    PART III

Item 11. Directors and Executive Officers of the Registrant

      The information called for by item 10 of Form 10-K is incorporated herein by reference to such information included in the Company's Proxy Statement for the 2001 Annual Meeting of Shareholders, under the captions "Election of Directors" and "Executive Officers."

Item 12. Executive Compensation

      The information called for by item 11 of Form 10-K is incorporated herein by reference to such information included in the Company's Proxy Statement for the 2001 Annual Meeting of Shareholders, under the caption "Compensation of Executive Officers."

Item 13. Security Ownership of Certain Beneficial Owners and Management

      The information called for by item 12 of Form 10-K is incorporated herein by reference to such information included in the Company's Proxy Statement for the 2001 Annual Meeting of Shareholders, under the caption "Principal Shareholders and Stock Ownership of Management."

Item 14. Certain Relationships and Related Transactions

      The information called for by item 13 of Form 10-K is incorporated herein by reference to such information included in the Company's Proxy Statement for the 2001 Annual Meeting of Shareholders, under the caption "Certain Transactions."

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

Index to Financial Statements

      (a) The following documents are filed as part of this Annual Report or are incorporated by reference as indicated:

      1.    The following financial statements are included under Item 8:

      Report of Independent Public Accountants

      Consolidated Balance Sheets as of December 31, 1999 and 2000

      Consolidated Statements of Income for the years ended December 31, 1998, 1999 and 2000

      Consolidated Statements of Shareholders' Equity for the years ended December 31, 1998, 1999 and 2000

      Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1999 and 2000

      Notes to Consolidated Financial Statements.

      2.    The following financial statement schedules are included under Item
            14:

            None.

      3. Exhibits.

Exhibit
  No.                                     Identification of Exhibit
-------                                   -------------------------

2.1 Asset Purchase Agreement effective September 1, 1999, among Rush Equipment Centers of Michigan, Inc., Rush Enterprises, Inc., Calvert Sales Inc. and Thomas B. Calvert, Trustee. (incorporated herein by reference to Exhibit 2.5 of the Company's Form 10-K for the year ended December 31, 1999)

2.2 Asset Purchase Agreement dated September 22, 1999 by and among Rush Truck Centers of Arizona, Inc., Southwest Peterbilt, Inc., Southwest Truck Center, Inc., and Edward Donahue, Sr. (incorporated herein by reference to Exhibit 2.8 of the Company's Current Report on Form 8-K filed on October 19, 1999)

2.3 Asset Purchase Agreement dated September 22, 1999 by and among Rush Truck Centers of New Mexico Peterbilt, Inc. and Edward Donahue, Sr. (incorporated herein by reference to Exhibit 2.1 of the Company's Report on Form 8-K filed on October 19, 1999)

2.4 Asset Purchase Agreement dated December 1, 1999 by and among Rush Truck Centers of California, Inc., Norm Pressley's Truck Center and Scott Pressley. (incorporated herein by reference to Exhibit 2.8 of the Company's Form 10-K for the year ended December 31, 1999)

3.1. Amended and Restated Articles of Incorporation of the Registrant (incorporated herein by reference to Exhibit 3.1 of the Company's Quarterly Report on Form 10-Q, for the quarter ended June 30, 2000).

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

*10.09.     Rush Enterprises, Inc. Long-Term Incentive Plan as amended.

10.10. Form of Rush Enterprises, Inc. Long-Term Incentive Plan Stock Option Agreement (incorporated herein by reference to Exhibit 10.85 of the Company's Registration Statement No. 333-03346 on Form S-1 filed April 10, 1996).

*10.11. Amended and Restated Master Loan Agreement between General Motors Acceptance Corporation and Rush Enterprises, Inc. dated December 7, 2000.

10.12 Interest Rate Allowances Agreement dated February 1, 1999 between General Motors Acceptance Corporation and Rush Enterprises, Inc. (incorporated herein by reference to Exhibit 2.16 of the Company's Form 10-K for the year ended December 31, 1999)

10.13 Registration Rights Agreement dated October 1, 1999 by and among Rush Enterprises, Inc., Southwest Truck Center, Inc. and New Mexico Peterbilt, Inc. (incorporated herein by reference to Exhibit 2.1 of the Company's Report on Form 8-K filed on October 19, 1999)

10.14 Form of dealer agreement between Paccar, Inc. and Rush Truck Centers. (incorporated herein by reference to Exhibit 10.18 of the Company's Form 10-K for the year ended December 31, 1999)

10.15 Letter Agreement between Paccar Financial Corp. and Rush Enterprises, Inc. dated January 17, 2000. (incorporated herein by reference to Exhibit 10.19 of the Company's Form 10-K for the year ended December 31, 1999)

*11.1       Computation of pro forma earnings per share.

21.1        Subsidiaries of the Company.

                                                                     Names Under
                                           State of               Which Subsidiary
               Name                     Incorporation              Does Business
---------------------------------       -------------   ----------------------------------------
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

Rush Truck Centers of Oklahoma, Inc.    Delaware        Oklahoma Trucks, Inc.
                                                        Translease
                                                        Tulsa Trucks, Inc.
                                                        Rush Peterbilt Truck Center, Oklahoma City
                                                        Rush Truck Center, Oklahoma City
                                                        Rush Peterbilt Truck Center, Tulsa
                                                        Rush Truck Center, Tulsa
                                                        Rush Volvo Truck Center, Oklahoma City
                                                        Rush Volvo Truck Center, Tulsa
                                                        Rush Used Truck Center, Tulsa
                                                        Rush Peterbilt Truck Center, Ardmore
                                                        Rush Truck Center, Ardmore

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

Rush GMC Truck Center of San Diego,     Delaware
Inc.

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

Rush Retail Centers, Inc.               Delaware        D & D Farm & Ranch Supermarket, Inc.

                                                        Smith Brothers

Rushtex, Inc.                           Delaware

Rushco, Inc.                            Delaware

Rush Equipment Centers of Michigan,     Delaware        Rush Equipment Center, Ellsworth
Inc.                                                    Rush Equipment Center, Traverse City
                                                        Rush Equipment Center, Grand Rapids
                                                        Work `N Play Shop
                                                        Rush Equipment Center, Lansing
                                                        Rush Equipment Center, Detroit Metro
                                                        Rush Equipment Center, Mt. Morris

*23.1       Consent of Arthur Andersen LLP

*27.1       Financial Data Schedule.

            * filed herewith

(b)        Reports on Form 8-K:

           None

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               RUSH ENTERPRISES, INC.

                               By: /s/ W. MARVIN RUSH       Date: March 26, 2001
                               ----------------------------
                               W. Marvin Rush
                               Chairman and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities on the dates indicated:

Signature                                           Capacity                            Date
---------                                           --------                            ----

/s/ W. MARVIN RUSH             Chairman and Chief Executive Officer,               March 26, 2001
------------------             Director (Principal Executive Officer)
W. Marvin Rush

/s/ W. M. "RUSTY" RUSH         President, Director                                 March 26, 2001
----------------------
W. M. "Rusty" Rush

/s/ ROBIN M. RUSH              Executive Vice President, Secretary,                March 26, 2001
-----------------              Treasurer and Director
Robin M. Rush

/s/ RONALD J. KRAUSE           Director                                            March 26, 2001
--------------------
Ronald J. Krause

/s/JOHN D. ROCK                Director                                            March 26, 2001
---------------
John D. Rock

/s/HAROLD D. MARSHALL          Director                                            March 26, 2001
---------------------
Harold D. Marshall

/s/MARTIN A. NAEGELIN, JR.     Vice President and                                  March 26, 2001
-------------------------      Chief Financial Officer
Martin A. Naegelin, Jr.        (Principal Financial and
                               Accounting Officer)