Form 10-K/A
period 2000-12-31
RUSH ENTERPRISES INC \TX\
filed 2001-05-11
CIK 1012019

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

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

                                YES [X]   NO [ ]

            INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K.

            The aggregate market value of voting stock held by non-affiliates of the registrant as of May 9, 2001 was approximately $19,461,266, based upon the last sales price on March 21, 2001 on the NASDAQ National Market for the Company's common stock. The registrant had 7,002,044 shares of Common Stock outstanding on May 9, 2001.

                             RUSH ENTERPRISES, INC.

                              INDEX TO FORM 10-K/A

                          YEAR ENDED DECEMBER 31, 2000


                                                                    PAGE NO.


                                   PART III

Item 10.    Directors and Executive Officers of the Registrant         3
Item 11.    Executive Compensation                                     6
Item 12.    Security Ownership of Certain Beneficial Owners and
              Management                                              12
Item 13.    Certain Relationships and Related Transactions            13

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

BOARD OF DIRECTORS AND EXECUTIVE OFFICERS

      Set forth below is information with respect to each director, executive officer and nominees for directors of the Company as of May 10, 2001. The executive officers are elected by the Board of Directors and serve at the discretion of the Board.

NAME                                     AGE        POSITION
----                                                --------
W. Marvin Rush                           62         Chairman of the Board, Chief Executive Officer and
                                                    Director
W. M. "Rusty" Rush                       42         President and Director
Robin M. Rush                            41         President, Executive Vice President, Secretary,
                                                    Treasurer and Director
J. M. "Spike" Lowe                       57         Senior Vice President-- Corporate Development
David C. Orf                             51         Senior Vice President-- Sales and Marketing
Brent Hughes                             58         Senior Vice President-- Financial Services
Daryl J. Gorup                           52         Senior Vice President-- Dealership Operations
Ernie Bendele                            57         Vice President-- Used Trucks
Louis Liles                              58         Vice President-- Corporate Administration
John Hiltabiddle                         56         Controller
Ralph West                               54         Vice President-- Leasing and Rental Operations
Martin A. Naegelin, Jr.                  37         Vice President-- Chief Financial Officer
Randolph F. Goss                         48         Vice President - Construction Equipment Division
Ronald J. Krause                         73         Director(1)(2)
John D. Rock                             65         Director(1)(2)
Harold D. Marshall                       65         Director(1)(2)


------------

(1)   Member of the Audit Committee.
(2)   Member of the Compensation Committee.

      W. MARVIN RUSH founded the Company in 1965. He served as President from inception until November 1995, and has served as Chairman of the Board and Chief Executive Officer since November 1995. He also served on the Peterbilt dealer council from 1984-1987 and was elected its Chairman in 1987. He was also active on the PacLease Executive Committee from 1989-1992 and was Chairman in 1992. Other honors include the Peterbilt Dealer of the Year in 1986, 1987 and 1988, as well as the Midranger Dealer of the Year in 1989. His highest Peterbilt honor was being named North American Peterbilt Dealer of the Year for the 1993-1994 and the 2000-2001 years.

      W. M. "RUSTY" RUSH served as Vice President and Executive Vice President of the Company from 1990 until November 1995 and has served as President of the Company since November 1995. For the past several years he has overseen the sales and finance departments. He is responsible for the total operations of the Company's heavy duty truck segment.

      ROBIN M. RUSH has been with the Company since 1991, and served as Vice President and general manager of the Company from 1993 until November 1995. Mr. Rush has served as Secretary and Treasurer of the Company since October 1995 and as Executive Vice President of the Company since November 1995. He is presently the President of Rush Equipment Centers, and is responsible for the operations of the Company's construction equipment segment and the Company's retail division.

      DAVID C. ORF has served as Vice President of Sales and Marketing of the Company since 1993 and in October 1996 Mr. Orf was promoted to Senior Vice President of Sales and Marketing. Mr. Orf was the general manager of the Company's Houston, Texas facilities until January 1996. Prior to joining the Company, Mr. Orf served as the Southeast region manager of Peterbilt Motors Company, a division of PACCAR.

      DARYL J. GORUP has served as Senior Vice President of Dealership Operations of the Company since January 1997. Prior to joining the Company, Mr. Gorup had served for 15 years in various executive positions with Peterbilt Motors Company, including General Sales Manager.

      MARTIN A. NAEGELIN, JR. has served as Vice President and Chief Financial Officer since January 1997. Prior to joining the Company, Mr. Naegelin served as Vice President of Investor Relations and Corporate Development of Norwood Promotional Products, Inc. Mr. Naegelin had seven years of public accounting experience prior to joining Norwood in 1993.

      LOUIS LILES has been with the Company since December 1995 and has served as vice president of the Company since September 1997. Prior to joining the Company, Mr. Liles was employed for 17 years, most recently serving as the Senior Vice President of Operations, of Kerr Consolidated, Inc., which operated two Peterbilt dealerships and was acquired by the Company in December 1995. In his current capacity, Mr. Liles is responsible for the corporate administration function, which includes human resources and legal oversight.

      BRENT HUGHES served as Vice President of Financial Services since 1993 and in September 1997 Mr. Hughes was promoted to Senior Vice President. He is in charge of all secured financing for the Company. Mr. Hughes was with Associates Commercial Corporation for 22 years, was Branch Manager in New York City, and later in San Antonio, and was Senior Vice President of the Western Region when he left to join the Company in 1992.

      J. M. "SPIKE" LOWE has been with the Company since 1968, and has served as a Vice President of the Company since 1994 and was promoted to Senior Vice President in 1999. Currently he is responsible for acquisitions and all open account and unsecured lending for the Company.

      ERNIE BENDELE has been with the Company since 1984 and has served as a Vice President of the Company since October 1996. Mr. Bendele is responsible for procurement, inventory control and marketing of used trucks nationwide.

      RALPH WEST has been with the Company since 1994 and has served as a Vice President of the Company responsible for all leasing and rental operations since that time. Prior to joining the Company, Mr. West had been with Ryder Truck Rentals. During his 28 years at Ryder Truck Rentals, Mr. West served in various executive positions, with the last 14 years as Vice President.

      JOHN HILTABIDDLE, CPA has served as the Controller of the Company since December 1993. Mr. Hiltabiddle served as the Controller of two large automobile dealerships from 1989 until December 1993, and from 1984 until 1989, respectively. Mr. Hiltabiddle had 12 years of public accounting experience prior to joining the automobile dealership in 1984.

      RANDOLPH F. GOSS, has served as the Vice President and Chief Operating Officer of the Company's construction equipment division since April 1999. Prior to joining the Company, Mr. Goss worked for RDO, Inc., serving as the Senior Vice President of their Texas division and later, as Executive Vice President of their construction equipment division.

      HAROLD D. MARSHALL has served as a director of the Company since February 1999. Mr. Marshall served as President and Chief Operating Officer of Associates First Capital Corporation ("The Associates") from May 1996 to January 1999, and has served as a Director of the Associates. Mr. Marshall joined The Associates in 1961 and organized their Transportation Division in 1974. Mr. Marshall serves as Vice Chairman of the American Trucking Association Foundation Board of Directors, as a Member of the American Trucking Association Foundation Executive Committee, as Trustee Emeritus of the Hudson Institute, and on the Board of Trustees of the Dallas Museum of Art.

      RONALD J. KRAUSE has served as a director of the Company since June 1996. Mr. Krause served as President of Associates Commercial Corporation from 1976 until 1981 and President and Chief Operating Officer of Associates Corporation of North America from 1981 until 1989. Mr. Krause also was Vice Chairman of the Board of Directors of Associates of North America from 1988 until his retirement in 1989.

      JOHN D. ROCK has served as a director of the Company since April 1997. Mr. Rock served as a Vice President of General Motors Corporation from 1991 until his retirement from General Motors Corporation after over 36 years of service. While at General Motors Corporation, Mr. Rock held various executive positions in sales, service and marketing. Mr. Rock has also served as a member of the Board of Directors of Volvo - GM Heavy Truck Corporation.

      W. M. "Rusty" Rush and Robin M. Rush are brothers and the sons of W. Marvin Rush. There are no other family relationships among the executive officers and directors of the Company.

      All directors of the Company hold office until the next annual meeting of shareholders and the election and qualification of their successors. Each officer of the Company was chosen by the Board of Directors and serves at the pleasure of the Board of Directors until his or her successor is appointed or until his or her earlier resignation or removal in accordance with applicable law.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

      Section 16(a) of the Exchange Act requires that the Company's directors, executive officers and persons who own more than 10 percent of a registered class of the Company's equity securities file with the Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Directors, executive officers and greater than 10 percent shareholders are required by Commission regulations to furnish the Company with copies of all Section 16(a) forms they file.

      To the Company's knowledge, based solely on a review of the copies of the
Section 16(a) reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended December 31, 2000, all Section 16(a) filing requirements applicable to its directors, executive officers and greater than 10 percent beneficial owners were complied with: J. M. "Spike" Lowe filed a late Form 4 reporting a single transaction, and Robin M. Rush filed a late Form 4 reporting three transactions.

ITEM 11.  EXECUTIVE COMPENSATION


      The following table summarizes all compensation awarded to, earned by or paid for services rendered to the Company in all capacities during the years ended December 31, 1998, 1999 and 2000 by the Company's Chief Executive Officer and the Company's four other most highly compensated executive officers during 2000 (the "named executive officers").

                                                                 SUMMARY COMPENSATION TABLE
                                                                ----------------------------
                                                                                                        LONG-TERM
                                                                                                      COMPENSATION
                                                                   ANNUAL COMPENSATION                   AWARDS
                                                                  ---------------------               -------------
                                                                                                        SECURITIES
                                            FISCAL                                     OTHER ANNUAL     UNDERLYING     ALL OTHER
NAME AND PRINCIPAL POSITION                  YEAR        SALARY           BONUS       COMPENSATION(1)   OPTIONS (#)  COMPENSATION(2)
---------------------------                 ------      ----------       ---------   ----------------  ------------  ---------------
W. Marvin Rush                               2000       $684,166(3)       $240,000           --           28,000       $  5,250
  Chairman of the Board and                  1999       $616,708(4)       $600,000           --           13,850       $  5,000
  Chief Executive Officer                    1998       $577,152(5)       $500,000           --           20,470       $  2,500
                                             2000       $259,292          $ 88,000           --           10,050       $  5,250
W. M. "Rusty" Rush                           1999       $236,944          $220,000           --            5,000       $  5,000
  President                                  1998       $189,000          $200,000           --           11,570       $  3,210

                                             2000       $215,797          $ 66,000           --            7,650       $  5,250
Robin M. Rush                                1999       $195,983          $165,000           --            3,800       $  5,000
  Executive Vice President                   1998       $146,000          $150,000           --            8,010       $  3,597
                                             2000       $185,181          $ 87,500           --            4,750       $  5,250
David C. Orf                                 1999       $169,181          $194,000           --            4,225       $  5,000
 Senior Vice President                       1998       $159,960          $176,000           --           11,125       $  2,790

                                             2000       $201,847          $ 61,000           --            4,500       $  2,625
Daryl J. Gorup                               1999       $197,047          $148,250           --            4,000       $  2,500
  Senior Vice President                      1998       $189,177          $130,000           --           10,000       $  2,500


---------------------

(1) Consists of prerequisites which aggregate less than the lesser of $50,000 or 10% of the salary and bonus for the named executive officer.
(2)   Consists of matching contributions to the Company's 401(k) plan.
(3) Of such amount, $109,903 represents amounts paid with respect to salary and benefits of employees of the Company performing personal services exclusively for Mr. Rush.
(4) Of such amount, $103,221 represents amounts paid with respect to salary and benefits of employees of the Company performing personal services exclusively for Mr. Rush. Does not include $93,988 distributed to Mr. Rush in connection with an error discovered, in 1999, in the calculation in the distribution due from the Company to Mr. Rush on undistributed, accumulated income of the Company prior to the initial public offering of the Company in 1996.
(5) Of such amount, $83,604 represents amounts paid with respect to salary and benefits of employees of the Company performing personal services exclusively for Mr. Rush.

STOCK OPTION GRANTS IN FISCAL 2000

      The following table provides certain information related to options granted by the Company to the named executive officers during fiscal 2000.


                                         INDIVIDUAL GRANTS
                            ---------------------------------------------
                                                                                                    POTENTIAL REALIZABLE
                                                                                                       VALUE AT ASSUMED
                                                                                                       ANNUAL RATES OF
                                                                                                         STOCK PRICE
                                                  % OF TOTAL                                           APPRECIATION FOR
                                                OPTIONS GRANTED                                         OPTION TERM(1)
                          NUMBER OF SECURITIES         TO         EXERCISE OR                       ----------------------
                          UNDERLYING OPTIONS      EMPLOYEES IN    BASE PRICE     EXPIRATION
NAME                           GRANTED (#)         FISCAL 2000      ($/SH)          DATE            5% ($)         10% ($)
----                     ---------------------- ---------------  -------------   ------------     ----------    -----------
W. Marvin Rush                   28,000               8.81            7.00         3/15/10         123,263         312,374
W. M. "Rusty" Rush               10,050               3.16            7.00         3/15/10          44,243         112,140
Robin M. Rush                     7,650               2.41            7.00         3/15/10          33,677          85,345
David C. Orf                      4,750               1.49            7.00         3/15/10          20,911          52,992
Daryl J. Gorup                    4,500               1.42            7.00         3/15/10          19,810          50,203


----------------

(1) The potential realizable value is calculated based on the term of the option and is calculated by assuming that the fair market value of Common Stock on the date of the grant as determined by the Board appreciates at the indicated annual rate compounded annually for the entire term of the option and that the option is exercised and the Common Stock received therefor is sold on the last day of the term of the option for the appreciated price. The 5% and 10% rates of appreciation are derived from the rules of the Commission and do not reflect the Company's estimate of future stock price appreciation. The actual value realized may be greater than or less than the potential realizable values set forth in the table.

AGGREGATED OPTION EXERCISES IN FISCAL 2000 AND FISCAL YEAR-END OPTION VALUES

      The following table provides information related to options exercised by the named executive officers of the Company during fiscal 2000 and the number and value of options held at fiscal year end.


                                                                     NUMBER OF SECURITIES            VALUE OF UNEXERCISED IN-
                                                                    UNDERLYING UNEXERCISED             THE-MONEY OPTIONS AT
                                                                    OPTIONS AT FY-END (#)                  FY-END($)(1)
                                                                 -----------------------------   -----------------------------
                              SHARES ACQUIRED
                                UPON OPTION         VALUE
 NAME                           EXERCISE(#)       REALIZED($)    EXERCISABLE     UNEXERCISABLE     EXERCISABLE   UNEXERCISABLE
---------                    ----------------   --------------  -------------   --------------   --------------  --------------
W. Marvin Rush                      0                 0             6,244            74,826              0              0

W. M. "Rusty" Rush                  0                 0             3,649            33,928              0              0

David C. Orf                        0                 0             3,649            27,408              0              0

Robin M. Rush                       0                 0             1,265            23,742              0              0

Daryl J. Gorup                      0                 0                 0            18,500              0              0


--------------

(1) The closing price of the Company's common stock on December 31, 2000 was $3.50.

EMPLOYMENT AGREEMENTS AND CHANGE-OF-CONTROL ARRANGEMENTS

      The Company has entered into employment agreements with W. Marvin Rush, W.
M. "Rusty" Rush and Robin M. Rush which each provides a four-year term, subject to automatic extension for an additional one year on each anniversary of the agreements. These employment agreements are subject to early termination as provided therein, including termination by the Company for "cause" (as defined in the employment agreements) or termination by W. Marvin Rush, W. M. "Rusty" Rush or Robin M. Rush, as applicable, for "good reason" (as defined in the employment agreements). The employment agreements provide for minimum annual base salaries as follows: W. Marvin Rush-- $525,000, W. M. "Rusty" Rush-- $150,000 and Robin M. Rush-- $108,000. In 2000, W.M. "Rusty" Rush and Robin M. Rush received a base salary of $259,292 and $215,797, respectively. The employment agreements also provide for bonuses at the discretion of the Compensation Committee of the Board.

      The employment agreements with W. Marvin Rush, W. M. "Rusty" Rush and Robin M. Rush provide that if the Company terminates their employment without cause (including the Company's election to not extend the employment agreements at any renewal date) or within two years of a change in control, or if they resign their employment for "good reason" (as defined in the employment agreements), they will be entitled to receive, at their election, either a lump-sum payment in the amount equal to their base salary for the unexpired term of their agreements or continuation of their base salary and benefits through the unexpired term of their agreements. A change of control is deemed to have occurred if (i) more than 30% of the combined voting power of the Company's then outstanding securities is acquired, directly or indirectly, or (ii) at any time during the 24-month period after a tender offer, merger, consolidation, sale of assets or contested election, or any combination of such transactions, at least a majority of the Company's Board of Directors shall cease to consist of "continuing directors" (meaning directors of the Company who either were directors prior to such transaction or who subsequently became directors and whose election, or nomination for election by the Company's shareholders, was approved by a vote of at least two-thirds of the directors then still in office who were directors prior to such transaction), or (iii) the shareholders of the Company approve a merger or consolidation of the Company with any other corporation, other than a merger or consolidation that would result in the voting securities of the Company outstanding immediately prior thereto continuing to represent (either by remaining outstanding or by being converted into voting securities of the surviving entity) at least 60% of the total voting power represented by the voting securities of the Company or such surviving entity outstanding immediately after such merger or consolidation, or (iv) the shareholders of the Company approve a plan of complete liquidation of the Company or an agreement of sale or disposition by the Company of all of the Company's assets.

      The Company has also entered into employment agreements with David C. Orf and Daryl Gorup, which provide for minimum annual base salaries as follows:
David C. Orf -- $129,000, and Daryl Gorup -- $180,000. In 2000, Mr. Orf and Mr. Gorup received a base salary of $185,181 and $201,847, respectively. The employment agreements also provide for incentive bonuses at the discretion of the Compensation Committee of the Company. The employment agreements are terminable by the Company upon 12 months' prior written notice or, in lieu thereof, immediately terminable upon the payment to the employee of 12 months of his then effective base salary and an amount equal to a percentage of the bonus received by the employee during the preceding year, with such percentage determined according to the number of years of service of the employee.

COMPENSATION OF DIRECTORS

      In 1997, the Company adopted and the shareholders approved the 1997 Non-Employee Director Stock Option Plan (the "Plan"). Pursuant to the Plan, each person who is elected or re-elected as a non-employee director receives an option to purchase 10,000 shares of Common Stock as of the date such director is elected or re-elected as a director of the Company, if such election takes place at an annual meeting of shareholders, or as of the date of the first annual meeting of shareholders subsequent to such director's election, if such election does not occur at an annual meeting of shareholders. The aggregate number of shares with respect to which options may be granted under the Plan shall not, in any event, exceed 300,000 shares. Each option is granted at the closing price of the Common Stock as reported by The Nasdaq Stock Market on the date of grant and fully vests on the date of grant.

      For fiscal 2000, each non-employee member of the Board of Directors received options pursuant to the terms of the Plan, $1,000 per day in which a director renders services on behalf of the Company and reimbursement for travel expenses to and from the meetings.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

      The members of the Compensation Committee during 2000 were John D. Rock, Ronald J. Krause and Harold D. Marshall.

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

      The Compensation Committee is responsible for making all compensation decisions for the named executives including determining base salary and annual incentive compensation amounts and granting stock options and other stock-based compensation under the Company's Long-Term Incentive Plan (the "Incentive Plan").

      OVERALL OBJECTIVES OF THE EXECUTIVE COMPENSATION PROGRAM

      The purpose of the Company's compensation plan is to attract, retain and motivate key management employees. It is the philosophy of the Company to pay its executives at levels commensurate with both Company and individual performance. A primary consideration in developing the Company's executive compensation programs is to link the long-term financial interests of executives with those of the Company and its shareholders. The Compensation Committee reviews compensation for comparable organizations in order to establish the Company's total compensation program and determine awards under the Incentive Plan.

      In 2000, the total compensation program for the Company's top executives, approved by the Company's Board of Directors, consisted of a base salary and bonus for each of such executives.

      BASE SALARY PROGRAM

      It is the Company's policy to establish salaries at a level approximating the average of the competitive levels in comparable organizations and to provide annual salary increases reflective of the executive's performance, level of responsibility and position with the Company. In 2000, W. Marvin Rush received a base salary of $684,166.

      ANNUAL INCENTIVE

      Each year, the Compensation Committee evaluates the performance of the Company as a whole, as well as the performance of each individual executive. Factors considered include revenue growth, net profitability and cost control. The Compensation Committee does not utilize formalized mathematical formulae, nor does it assign weightings to these factors. The Compensation Committee, in its sole discretion, determines the amount, if any, of incentive payments to each executive. The Compensation Committee believes that the Company's growth in revenue and profitability requires subjectivity on the part of the Committee when determining incentive payments. The Compensation Committee believes that specific formulae restrict flexibility. W. Marvin Rush received a $240,000 bonus from the Company for services performed on behalf of the Company during 2000.

      LONG-TERM INCENTIVE PLAN

      The Company adopted its Incentive Plan in 1996 prior to its initial public offering, and the shareholders of the Company approved the Incentive Plan at the 1998 Annual Meeting of Shareholders. The Incentive Plan permits the Company to make grants of stock options, restricted stock, performance shares and other awards to employees as part of the Company's overall incentive compensation program. The Incentive Plan is intended to attract, retain and motivate key management personnel and to align the interest of the executives with those of shareholders. The overall long-term incentive grant levels are established by reviewing the number of shares reserved for such plans by comparable organizations. Individual long-term incentive grants are based on the employee's position in the Company and responsibility level. In 2000, W. Marvin Rush was granted an option for 28,000 shares under the Incentive Plan.

      SECTION 162(M)

      Section 162(m) of the Code currently imposes a $1 million limitation on the deductibility of certain compensation paid to each of the Company's five highest paid executives. Excluded from this limitation is compensation that is "performance based." For compensation to be performance based it must meet certain criteria, including being based on predetermined objective standards approved by shareholders. In general, the Company believes that compensation relating to options granted under the Incentive Plan should be excluded from the $1 million limitation calculation. Compensation relating to the Company's incentive compensation awards do not currently qualify for exclusion from the limitation, given the discretion that is provided to the Committee in establishing the performance goals for such awards. The Committee believes that maintaining the discretion to evaluate the performance of the Company's management is an important part of its responsibilities and inures to the benefit of the Company's shareholders. The Committee, however, intends to take into account the potential application of Section 162(m) with respect to incentive compensation awards and other compensation decisions made by it in the future.

      CONCLUSION

      The Compensation Committee believes these executive compensation policies serve the interests of the shareholders and the Company effectively. The Committee believes that the various pay vehicles offered are appropriately balanced to provide increased motivation for executives to contribute to the Company's overall future successes, thereby enhancing the value of the Company for the shareholders' benefit.

               COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS

                              Harold D. Marshall
                               Ronald J. Krause
                                 John D. Rock

PERFORMANCE GRAPH

      The Company's Common Stock has been traded publicly since June 6, 1996. Prior to such date, there was no established market for its Common Stock. The following Performance Graph compares the Company's cumulative total shareholder return on its Common Stock from June 7, 1996, through December 31, 2000, to the Standard Poor's 500 Stock Index and to a Peer Group of other public companies over the same period. The Peer Group is comprised of the following companies:
Cross Continent Auto Retailers, Inc., Holiday RV Superstores, Inc., Lithia Motors, Inc., Paccar, Inc., Travis Boats & Motors, Inc., United Auto Group, Inc. and Werner Enterprises, Inc.


                     COMPARISON OF CUMULATIVE TOTAL RETURN

                                   12/1996     12/1997     12/1998     12/1999    12/2000
                                  ---------   ---------   ---------   ---------  ---------
Rush Enterprises, Inc.               85.7        57.1        78.6       103.6        25.0
S&P 500 Stocks                      111.5       148.7       191.9       232.4       211.7
Self-Determined Peer Group          122.6       111.7        79.1        62.8        59.8


      The foregoing graph is based on historical data and is not necessarily indicative of future performance. This graph shall not be deemed to be "soliciting material" or to be "filed" with the Commission or subject to Regulations 14A and 14C under the Exchange Act or to the liabilities of Section 18 under the Exchange Act.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

OWNERSHIP OF COMMON STOCK

SECURITY OWNERSHIP OF PRINCIPAL SHAREHOLDERS AND MANAGEMENT

      The following table sets forth as of May 9, 2001, certain information with respect to the Company's Common Stock beneficially owned by each shareholder known by the Company to be the beneficial owner of more than 5% of the Company's Common Stock, each of its directors and nominees for director, each executive officer named in the Summary Compensation Table and by all its directors and executive officers as a group. Such persons have sole voting power and sole dispositive power with respect to all shares set forth in the table unless otherwise specified in the footnotes to the table.

                                                             AMOUNT AND NATURE
                                                              OF BENEFICIAL
      NAME AND ADDRESS OF BENEFICIAL OWNER(1)                   OWNERSHIP          PERCENT(2)
     ----------------------------------------               -------------------  -------------
W. Marvin Rush .........................................        2,771,156(3)         39.5%
PACCAR Inc. ............................................        1,000,000            14.3%
Dimensional Fund Advisors Inc.(4) ......................          435,300             6.2%
William D. Witter, Inc.(5) .............................          396,700             5.7%
Edward  Donahue  Sr.(6) ................................          355,556             5.1%
John D. Rock ...........................................           61,000(7)            *
Ronald J. Krause .......................................           60,000(7)            *
Harold D. Marshall .....................................           45,000(8)            *
Robin M. Rush ..........................................           12,600(9)            *
W. M. "Rusty" Rush .....................................           12,202(10)           *
David C. Orf ...........................................           11,013(11)           *
Daryl J. Gorup .........................................            4,605(12)           *
All executive officers and directors as a group
   (fifteen persons, including the executive officers
   and directors listed above) .........................        3,020,357            41.9%


*     Represents less than 1% of the issued and outstanding shares of Common
      Stock.
(1) Except as otherwise noted, the street address of the named beneficial owner is 555 IH 35 South, New Braunfels, Texas 78130.
(2) Based on a total of 7,002,044 shares of Common Stock issued and outstanding on April 4, 2001, plus vested options issuable under the Company's 1997 Non-Employee Director Stock Option Plans and the Company's Long-term Incentive Plan.
(3) Includes 2,001,833 shares of Common Stock held by 3MR Partners LP, of which W. Marvin Rush is the general partner, and 19,323 shares issuable upon the exercise of options granted pursuant to the Company's Long-term Incentive Plan.
(4)   The address for Dimensional Fund Advisors Inc. is 1299 Ocean Avenue,
      11th Floor, Santa Monica, CA 90401.
(5) The address for William D. Witter, Inc. is One Citicorp Center, 153 East 53rd Street, New York, New York, 10022.
(6) Represents 273,779 shares, 28,444 shares, and 53,333 shares of Common Stock held by Southwest Peterbilt, Inc., Southwest Truck Center, Inc., and New Mexico Peterbilt, Inc., respectively. Edward Donahue Sr. is the majority shareholder and chairman of the board of these companies and therefore has voting power of the shares. The address for Edward
      Donahue Sr. is 2600 W. McDowell Rd, Phoenix, Arizona 85009.
(7) Includes 40,000 shares issuable upon the exercise of options granted pursuant to the Company's 1997 Non-Employee Director Stock Option Plan.
(8) Includes 20,000 shares issuable upon the exercise of options granted pursuant to the Company's 1997 Non-Employee Director Stock Option Plan.
(9) Includes 11,161 shares issuable upon the exercise of options granted pursuant to the Company's Long-term Incentive Plan.
(10) Includes 6,950 shares issuable upon the exercise of options granted pursuant to the Company's Long-term Incentive Plan.
(11) Includes 11,013 shares issuable upon the exercise of options granted pursuant to the Company's Long-term Incentive Plan.
(12) Includes 3,333 shares issuable upon the exercise of options granted pursuant to the Company's Long-term Incentive Plan.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


                             CERTAIN TRANSACTIONS

      Under Article 21.14 of the Texas Insurance Code ("TIC"), every officer, director and shareholder of a corporation licensed to act as a local recording agent must be individually licensed to act as an insurance agent. An insurance agent is required to be a resident of the State of Texas and pass an examination for a local recording insurance agent's license. W. Marvin Rush, Chairman of the Board and Chief Executive Officer of the Company, is licensed to act as an insurance agent in the State of Texas and is therefore qualified to act as the shareholder, director and officer of Associated Acceptance, Inc. ("AA"), the corporation currently affiliated with the Company that is licensed to act as a local recording agent. The Company has acquired as a wholly-owned subsidiary, a managing general agent (the "MGA") licensed under Article 21.07-3 of the TIC to manage all of the operations of AA. In addition to managing AA, the MGA is qualified to receive any and all commission income which is otherwise payable to AA. The MGA, Mr. Rush and AA have entered into agreements pursuant to which (i) the MGA manages all operations of AA, (ii) all of the income of AA is paid to MGA, (iii) the Company transfers such funds to AA as are necessary for its operation, and (iv) Mr. Rush has granted the MGA the right to transfer legal ownership of the shares of capital stock of AA at any time to anyone designated by MGA. Mr. Rush continues to own all of the outstanding stock of AA, subject to his agreements with MGA prohibiting the transfer of such capital stock.

      Pursuant to the terms of an agreement between the Company and General Motors Acceptance Corporation ("GMAC"), the Company may deposit with GMAC, as overnight funds, an amount no greater than 50.0% of the Company's wholesale floor plan financing debt to GMAC. The Company has a policy whereby if the Company is unable to deposit with GMAC the full amount for which it is eligible, the executive officers and directors of the Company may loan funds to the Company, which then deposits such funds with GMAC. The Company receives interest from GMAC, and pays to such officer or director interest on the funds at the rate the Company receives from GMAC less .25%. During 2000, W. Marvin Rush, Chairman of the Board and Chief Executive Officer of the Company, loaned $20,900,000 to the Company pursuant to this policy. The Company deposited such funds with GMAC. The Company received $838,937 in interest from GMAC on such funds, and paid $836,840 to Mr. Rush as interest.

SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                  RUSH ENTERPRISES, INC.

                  BY: /s/ W. MARVIN RUSH           Date:  May 7, 2001
                  ----------------------------
                  W. Marvin Rush
                  Chairman and Chief Executive Officer


   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities on the dates indicated:


SIGNATURE                           CAPACITY                                 DATE
---------                         -----------                            -----------
/s/ W. MARVIN RUSH            Chairman and Chief Executive Officer,      May 9, 2001
------------------            Director (Principal Executive Officer)
W. Marvin Rush

/s/ W. M. "RUSTY" RUSH        President, Director                        May 9, 2001
----------------------
W. M. "Rusty" Rush

/s/ ROBIN M. RUSH             Executive Vice President, Secretary,       May 9, 2001
-----------------             Treasurer and Director
Robin M. Rush


/s/ RONALD J. KRAUSE          Director                                   May 9, 2001
--------------------
Ronald J. Krause

/s/ JOHN D. ROCK              Director                                   May 9, 2001
---------------
John D. Rock

/s/ HAROLD D. MARSHALL        Director                                   May 9, 2001
---------------------
Harold D. Marshall

/s/ MARTIN A. NAEGELIN, JR.   Vice President and                         May 9, 2001
-------------------------     Chief Financial Officer
Martin A. Naegelin, Jr.       (Principal Financial and
                              Accounting Officer)
