Form 10-Q
period 2001-03-31
RUSH ENTERPRISES INC \TX\
filed 2001-05-15
CIK 1012019

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
   (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
        EXCHANGE ACT OF   1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                                       OR

   ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF   1934

         For the transition period from ____________ to ______________


                             ______________________


                         Commission file number 0-20797


                             RUSH ENTERPRISES, INC.
             (Exact name of registrant as specified in its charter)

                Texas                                 74-1733016
   (State or other jurisdiction of                 (I.R.S. Employer
    incorporation or organization)                Identification No.)


                           555 I.H. 35 South Suite 500
                           New Braunfels, Texas 78130
                    (Address of principal executive offices)
                                   (Zip Code)


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

                                Yes [X] No [ ]

      Indicated below is the number of shares outstanding of the registrant's only class of common stock, as of May 11, 2001.

                                                        Number of
                                                         Shares
          Title Of Class                               Outstanding
        -------------------                          ---------------
      Common Stock, $.01 Par Value                      7,002,044

                     RUSH ENTERPRISES, INC. AND SUBSIDIARIES

                                      INDEX


PART I.  FINANCIAL INFORMATION
                                                                   PAGE

      Item 1.  Financial Statements

          Consolidated Balance Sheets - March 31, 2001 (unaudited)
              and December 31, 2000 .....................................    3

          Consolidated Statements of Income - For the Three Months
              Ended March 31, 2001 and 2000 (unaudited) .................    4

          Consolidated Statements of Cash Flows - For the Three
              Months Ended March 31, 2001 and 2000 (unaudited) ..........    5

           Notes to Consolidated Financial Statements (unaudited) .......    6

      Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations ...................    9

      Item 3. Quantitative and Qualitative Disclosures about Market Risk    14

PART II.  OTHER INFORMATION .............................................   15

SIGNATURES ..............................................................   16

                    RUSH ENTERPRISES, INC., AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
               (In Thousands, Except Shares and Per Share Amounts)

                                                                  March 31,     December 31,
                                                                     2001          2000
                                                                  (UNAUDITED)    (AUDITED)
                                                                --------------  -------------
                   ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                        $ 19,535       $ 18,892
  Accounts receivable, net                                           21,841         20,350
  Inventories                                                       155,210        177,415
  Prepaid expenses and other                                          1,624          3,800
                                                                   --------       --------

                  Total current assets                              198,210        220,457

PROPERTY AND EQUIPMENT, net                                         128,095        130,532

OTHER ASSETS, net                                                    37,488         37,885
                                                                   --------       --------

                  Total assets                                     $363,793       $388,874
                                                                   ========       ========

           LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Floor plan notes payable                                         $123,177       $146,272
  Current maturities of long-term debt                               11,361         11,379
  Advances outstanding under lines of credit                         40,693         33,779
  Trade accounts payable                                             11,228         14,157
  Accrued expenses                                                   12,636         17,409
                                                                   --------       --------

                  Total current liabilities                         199,095        222,996

LONG-TERM DEBT, net of current maturities                            77,720         79,607

DEFERRED INCOME TAXES, net                                            8,646          8,094

COMMITMENTS AND CONTINGENCIES (Note 2)

SHAREHOLDERS' EQUITY:
  Preferred stock, par value $.01 per share; 1,000 shares
   authorized; 0 shares outstanding in 2001 and 2000                   --             --
  Common stock, par value $.01 per share;
   25,000,000 shares authorized; 7,002,044 shares
   outstanding - 2001 and 2000                                           70             70
  Additional paid-in capital                                         39,155         39,155
  Retained earnings                                                  39,107         38,952
                                                                   --------       --------

                  Total shareholders' equity                         78,332         78,177
                                                                   --------       --------

                  Total liabilities and shareholders' equity       $363,793       $388,874
                                                                   ========       ========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                    RUSH ENTERPRISES, INC., AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                    (In Thousands, Except Per Share Amounts)
                                   (Unaudited)

                                                     Three Months Ended
                                                          March 31,

                                                     2001           2000
                                                   --------       --------
REVENUES:
  New and used truck sales                         $126,041       $133,645
  Parts and service                                  46,922         41,586
    Construction equipment sales                     13,941         18,167
    Retail sales                                      9,397          4,880
  Lease and rental                                    6,256          6,894
  Finance and insurance                               1,117          3,395
  Other                                                 898          1,385
                                                   --------       --------

                   Total revenues                   204,572        209,952

COST OF PRODUCTS SOLD                               167,636        173,207
                                                   --------       --------

GROSS PROFIT                                         36,936         36,745

SELLING, GENERAL AND ADMINISTRATIVE                  30,119         29,466

DEPRECIATION AND AMORTIZATION                         2,657          2,068
                                                   --------       --------

OPERATING INCOME                                      4,160          5,211

INTEREST EXPENSE, NET                                 3,902          3,418
                                                   --------       --------

INCOME BEFORE INCOME TAXES                              258          1,793

PROVISION FOR INCOME TAXES                              103            717
                                                   --------       --------

NET INCOME                                         $    155       $  1,076
                                                   ========       ========

BASIC AND DILUTED INCOME PER SHARE                 $    .02       $    .15
                                                   ========       ========

   Weighted average shares outstanding:

       Basic                                          7,002          7,002
                                                   ========       ========

       Diluted                                        7,013          7,036
                                                   ========       ========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                    RUSH ENTERPRISES, INC., AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)

                                                            Three Months Ended
                                                                 March 31,

                                                             2001        2000
                                                           --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                               $    155    $  1,076
  Adjustments to reconcile net income to net cash
   provided by (used in) operating activities
     Depreciation and amortization                            3,920       2,983
     Gain on sale of property and equipment                    (182)       (136)
     Provision for deferred income tax expense                  552         580
     Change in accounts receivable, net                      (1,491)      5,497
     Change in inventories                                   22,205     (19,760)
     Change in prepaid expenses and other, net                2,176        (212)
     Change in trade accounts payable                        (2,929)       (923)
     Change in accrued expenses                              (4,773)     (4,467)
                                                           --------    --------

       Net cash provided by (used in) operating
activities                                                   19,633     (15,362)
                                                           --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of property and equipment                      (1,802)    (11,304)
  Proceeds from the sale of property and equipment              915         902
  Change in other assets                                        (17)       (108)
                                                           --------    --------

       Net cash used in investing activities                   (904)    (10,510)
                                                           --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from debt issuance                                   861       9,607
  Principal payments on debt                                 (2,766)       (591)
    Draws (payments) on lines of credit, net                  6,914      (4,434)
  Draws (payments) on floor plan notes payable, net         (23,095)     11,174
                                                           --------    --------

       Net cash provided by (used in) financing
activities                                                  (18,086)     15,756
                                                           --------    --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS            643     (10,116)

CASH AND CASH EQUIVALENTS, beginning of period               18,892      20,004
                                                           --------    --------

CASH AND CASH EQUIVALENTS, end of period                   $ 19,535    $  9,888
                                                           ========    ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for-
   Interest                                                $  4,234    $  4,523
                                                           ========    ========
   Income taxes                                            $     45    $    960
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

                     RUSH ENTERPRISES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1 - PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

      The interim consolidated financial statements included herein have been prepared by Rush Enterprises, Inc. and its subsidiaries (collectively referred to as the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). All adjustments have been made to the accompanying interim consolidated financial statements, which, in the opinion of the Company's management, are necessary for a fair presentation of the Company's operating results. All adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is recommended that these interim consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. Results of operations for interim periods are not necessarily indicative of results that may be expected for any other interim periods on the full fiscal year.


2 - COMMITMENTS AND CONTINGENCIES

      The Company is contingently liable to certain finance companies for certain promissory notes and finance contracts, related to the sale of trucks and construction equipment, sold to such finance companies. The Company's recourse liability related to sold finance contracts is limited to 15 to 25 percent of the outstanding balance of each note sold to a finance company, with the aggregate recourse liability, net of interest chargebacks, limited to $1,250,000. In addition, the Company provides an allowance for repossession losses and early repayment penalties.

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

   The Company has consulting agreements with individuals for an aggregate monthly payment of $35,823. The agreements expire in December 2001.

3 - EARNINGS PER SHARE

      The following table sets forth the computation of basic and diluted earnings per share:

                                                  THREE MONTHS ENDED MARCH 31,
                                                       2001            2000
                                                  ----------------------------
Numerator:
   Net income- numerator for basic and diluted
     earnings per share                             $  155,000    $1,076,000

Denominator:
   Denominator for basic earnings per
     share-adjusted weighted average shares
     outstanding                                     7,002,044     7,002,044
   Effect of dilutive securities:
      Employee and Director stock options               11,078        34,109
                                                    ----------    ----------
   Denominator for diluted earnings per
     share-adjusted weighted average shares
     outstanding                                     7,013,122     7,036,153

                                                    ==========    ==========
Basic earnings per share                            $      .02    $      .15
                                                    ==========    ==========

Diluted earnings per share                          $      .02    $      .15
                                                    ==========    ==========

4 - SEGMENT INFORMATION

      The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information". This statement requires that public business enterprises report certain information about operating segments in complete sets of financial statements of the enterprise and in condensed financial statements of interim periods issued to shareholders. It also requires that public business enterprises report certain information about their products and services, the geographic areas in which they operate, and their major customers.

      The Company has three reportable segments: the Heavy-Duty Truck segment, the Construction Equipment segment and the Retail Center segment. The Heavy-duty Truck segment operates a regional network of truck centers that provide an integrated one-stop source for the trucking needs of its customers, including retail sales of new Peterbilt and used heavy-duty trucks, after-market parts, service and body shop facilities, and a wide array of financial services, including the financing of new and used truck purchases, insurance products and truck leasing and rentals. The Construction Equipment segment, operates full-service John Deere dealerships that serve the Houston, Texas Metropolitan and surrounding areas and a majority of the counties in Michigan. Dealership operations include the retail sale of new and used equipment, after-market parts and service facilities, equipment rentals, and the financing of new and used equipment. The Retail Center segment (D&D) operates three farm and ranch retail locations in the San Antonio, Houston and Dallas/Fort Worth, Texas areas, and offers its products through both catalogue and online sales. D&D, a one-stop shopping center for farm and ranch supplies, sells inventory which includes hardware, lawn and garden tools and machines, tack, veterinary supplies, fencing, livestock feed, guards, gates, shoots and trailers, saddles, boots and designer western wear and jewelry as well as many other farm and ranch supplies.

      The accounting policies of the segments are the same as those described in the summary of significant accounting policies in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. The Company evaluates performance based on income before income taxes not including extraordinary items.

      The Company accounts for inter-segment sales and transfers as if the sales or transfers were to third parties, that is, at current market prices. There were no material inter-segment sales during the quarters ended March 31, 2001 and 2000.

      The Company's reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies. Business units were maintained through expansion and acquisitions. The following table contains summarized information about reportable segment profit or loss and segment assets, for the quarters ended March 31, 2001 and 2000 (in thousands):

                                              HEAVY-DUTY     CONSTRUCTION
                                                TRUCK         EQUIPMENT       RETAIL CENTER
                                               SEGMENT         SEGMENT           SEGMENT         ALL OTHER        TOTALS
                                            -------------   --------------   ---------------   -------------   -----------
THREE MONTHS ENDED MARCH 31, 2001

Revenues from external customers               $172,772        $ 20,347         $  9,397         $  2,056        $204,572
Segment income (loss) before taxes                1,350            (520)            (800)             228             258
Segment assets                                  264,431          60,918           29,311            9,133         363,793

THREE MONTHS ENDED MARCH 31, 2000

Revenues from external customers               $177,188        $ 25,919         $  4,880         $  1,965        $209,952
Segment income (loss) before taxes                1,489             366             (231)             169           1,793
Segment assets                                  277,335          73,097           18,444            8,842         377,718


   Revenues from segments below the reportable quantitative thresholds are attributable to three operating segments of the Company. Those segments include a tire company, an insurance company, and a hunting lease operation. None of these segments have ever met any of the quantitative thresholds for determining reportable segments.

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

GENERAL

      Rush Enterprises, Inc. was incorporated in Texas in 1965 and currently consists of three reportable segments: the Heavy Duty Truck segment, the Construction Equipment segment and the Retail Center segment.

      The Heavy Duty Truck segment operates a regional network of 38 truck centers that provide an integrated one-stop source for the trucking needs of its customers, including retail sales of new Peterbilt and used heavy-duty trucks; after-market parts, service and body shop facilities; and a wide array of financial services, including the financing of new and used truck purchases, insurance products and truck leasing and rentals. The Company's truck centers are strategically located in high truck traffic areas on or near major highways in Texas, California, Oklahoma, Colorado, Louisiana, Arizona and New Mexico. The Company is the largest Peterbilt truck dealer in the United States, representing approximately 17.8% of all new Peterbilt truck sales in 2000, and is the sole authorized vendor for new Peterbilt trucks and replacement parts in its market areas. The Company was named Peterbilt Dealer of the Year for North America for the 1993-1994 and 2000-2001 years. The criteria used to determine the recipients of this award include, among others, image, customer satisfaction, sales activity and profitability.

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

      Since acquiring D & D Farm and Ranch Supermarket, Inc. in 1998, the Company has grown to operate three Rush Retail Centers located in the greater San Antonio, Houston and Dallas/Fort Worth, Texas areas, as well as offering its products through both catalogue and online sales. D&D, a one-stop shopping center for farm and ranch supplies, sells inventory which includes hardware, lawn and garden tools and machines, tack, veterinary supplies, fencing, livestock feed, guards, gates, shoots and trailers, saddles, boots and designer western wear and jewelry as well as many other farm and ranch supplies.


      In September 2000, the Company purchased the assets of Smith Brothers Catalogs, Inc., and its' online western superstore located at Smithbros.com (collectively "Smithbros"). The acquisition provides Rush with Smith Brothers' inventory, fixed assets, current list of over 120,000 customers and the technology to offer D&D's expansive inventory through a catalogue and online sales. Smith Brothers is located on IH 35 in Denton, Texas. The transaction was valued at approximately $2.3 million with the purchase price paid in cash.

RESULTS OF OPERATIONS

      The following discussion and analysis includes the Company's historical results of operations for the three months ended March 31, 2001 and 2000.

      The following table sets forth for the periods indicated certain financial data as a percentage of total revenues:


                                                THREE MONTHS ENDED
                                                     MARCH 31,
                                              -----------------------
                                                 2001          2000
                                              ---------      --------
New and used truck sales                         61.6%          63.7%
Parts and service                                22.9           19.8
Construction equipment sales                      6.8            8.6
Retail sales                                      4.6            2.3
Lease and rental                                  3.1            3.3
Finance and insurance                             0.6            1.6
Other                                             0.4            0.7
                                               ------         ------
           Total revenues                       100.0          100.0
Cost of products sold                            81.9           82.5
                                               ------         ------
Gross profit                                     18.1           17.5
Selling, general and administrative              14.7           14.0
Depreciation and amortization                     1.3            1.0
                                               ------         ------
Operating income                                  2.1            2.5
Interest expense, net                             1.9            1.6
                                               ------         ------
Income before income taxes                        0.2%           0.2%
                                               ======         ======

THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED
MARCH 31, 2000

REVENUES

      Revenues decreased by approximately $5.4 million, or 2.6%, from $210.0 million to $204.6 million from the first quarter of 2000 to the first quarter of 2001. Sales of new and used trucks decreased by approximately $7.6 million, or 5.7%, from $133.6 million to $126.0 million from the first quarter of 2000 to the first quarter of 2001. Unit sales of new trucks increased by 3.6% and the new truck average revenue per unit decreased by 5.2%. Average revenue per new unit decreased due to the Company selling a higher percentage of oil and gas, refuse and construction trucks, which are typically lesser equipped and lower priced than over-the-road sleeper trucks. Unit sales of used trucks decreased 13.3%, and used truck average revenue per unit decreased by 15.9%. Average used truck prices decreased due to an excess supply of used inventory in the market.

      Parts and service sales increased by approximately $5.3 million, or 12.7%, from $41.6 million to $46.9 million. The increase was primarily related to same store growth.

      Sales of new and used construction equipment decreased approximately $4.3 million or 23.6%, from $18.2 million to $13.9 million from the first quarter of 2000 to the first quarter of 2001. The decrease is primarily due to the construction equipment market declines in Texas and Michigan. John Deere's year-to-date market share in the Company's areas of responsibility for new construction equipment sales increased from 16.7% to 17.4% from 2000 to 2001.

      Lease and rental revenues decreased by approximately $0.6 million, or 8.7% from $6.9 million to $6.3 million. The decrease is related to the Company's planned rental fleet reduction in its construction equipment operations. Rental sales for the construction equipment stores decreased approximately $1.0 million from the first quarter of 2000.

      Finance and insurance revenues decreased by approximately $2.3 million, or 67.6%, from $3.4 million to $1.1 million from the first quarter of 2000 to the first quarter of 2001. The majority of the decrease resulted from tighter lending policies from the Company's finance providers and the reduction in sales to owner operators. Finance and insurance revenues have limited direct costs and, therefore, contribute a disproportionate share of operating profits.

      Retail sales increased $4.5 million or 91.8% from $4.9 million to $9.4 million from the first quarter of 2000 to the first quarter of 2001. New stores in Hockley and Denton, Texas, recorded sales of approximately $5.4 million during the first quarter of 2001, while the existing store in Seguin, Texas experienced a decrease of $0.9 million in sales. The Company believes that a portion of the new store revenues, and a majority of the decrease in Seguin store revenues, were a result of a shift in customer shopping locations and not a loss of existing customers.

GROSS PROFIT

      Gross profit increased by approximately $0.2 million, or 0.5%, from $36.7 million to $36.9 million from the first quarter of 2000 to the first quarter of 2001. Gross profit as a percentage of sales increased from 17.5% in the first quarter of 2000 to 18.1% in the first quarter of 2001.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

      Selling, general and administrative expenses increased by approximately $0.6 million, from $29.5 million to $30.1 million, or 2.0%, from the first quarter of 2000 to the first quarter of 2001. Approximately $3.0 million of 2001 SG&A expenses are directly related to new stores and facility expansions made subsequent to the first quarter of 2000. SG&A expenses, net of new store openings and facility expansions, decreased $2.4 million or 8.1% from the first quarter of 2000 due to expense reduction actions taken in the latter half of 2000. Selling, general and administrative expenses as a percentage of sales increased from 14.0% to 14.7% from the first quarter of 2000 to the first quarter of 2001.

INTEREST EXPENSE

      Interest expense increased by approximately $0.5 million or 14.7%, from $3.4 million to $3.9 million, from the first quarter of 2000 to the first quarter of 2001, primarily as the result of increased levels of indebtedness due to the financing of dealership properties and lease units.

INCOME BEFORE INCOME TAXES

      Income before income taxes decreased by $1.5 million, or 83.3%, from $1.8 million to $0.3 million from the first quarter of 2000 to the first quarter of 2001, as a result of the factors described above.

INCOME TAXES

      The Company has provided for taxes at a 40% effective rate.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's short-term cash needs are primarily for working capital, including inventory requirements, expansion of existing facilities and the acquisition of new facilities. The Company currently has no plans to expand its existing facilities or acquire any new facilities. These short-term cash needs have historically been financed with retained earnings and borrowings under credit facilities available to the Company.

            At March 31, 2001, the Company had negative working capital of approximately $0.9 million, including $19.5 million in cash and cash equivalents, $21.9 million in accounts receivable, $155.2 million in inventories, and $1.6 million in prepaid expenses, less $23.9 million of accounts payable and accrued expenses, $52.0 million of current maturities on long-term debt and advances outstanding under lines of credit, and $123.2 million outstanding under floor plan financing. The aggregate maximum borrowing limits under working capital lines of credit with its primary truck lender are approximately $13.5 million. The Company has four separate secured lines-of-credit that provide for an aggregate maximum borrowing of $10 million, $9.0 million, $8.0 million and $3.5 million. Advances outstanding under these secured lines-of-credit were $10.0 million, $7.1 million, $7.5 million and $2.5 million, respectively, leaving $0.0 million, $1.9 million $0.5 million and $1.0 million available for future borrowings as of March 31, 2001.

      For the first three months of 2001, operating activities resulted in net cash provided by operations of approximately $19.6 million. Net income of $0.2 million, decreases in inventory and other current assets of $22.2 million and $2.2 million, respectively, coupled with provisions for depreciation, amortization and deferred taxes totaling $4.4 million more than offset an increase in accounts receivable of $1.5 million, decreases in trade accounts payable and accrued expenses totaling $7.7 million and a gain on sale of property and equipment of $0.2 million.

      During the first three months of 2001, the Company used $0.9 million in investing activities, including purchases of property, plant and equipment of $1.8 million offset by proceeds from the sale of property, and equipment totaling $0.9 million.


      Net cash used in financing activities in the first three months of 2001 amounted to $18.1 million. Proceeds from additional notes payable of $0.9 million and advances on lines of credit of $6.9 million was more than offset by a decrease in floor plan notes payable of $23.1 million and principal payments on notes payable of $2.8 million.

      Substantially all of the Company's truck purchases from PACCAR are made on terms requiring payment within 15 days or less from the date of shipment of the trucks from the factory. The Company finances all, or substantially all, of the purchase price of its new truck inventory, and 75% of the loan value of its used truck inventory, under a floor plan arrangement with GMAC under which GMAC pays PACCAR directly with respect to new trucks. The Company makes monthly interest payments on the amount financed but is not required to commence loan principal repayments prior to sale on new vehicles to GMAC for a period of 12 months and for used vehicles for a period of three months. At March 31, 2001, the Company had approximately $81.9 million outstanding under its floor plan financing arrangement with GMAC. GMAC permits the Company to earn, for up to 15.0% of the amount borrowed under its floor plan financing arrangement with GMAC, interest at the prime rate, less 0.95%, on overnight funds deposited by the Company with GMAC.

     Substantially all of the Company's new equipment purchases are financed by John Deere and Associates Commercial Corporation. The Company finances all, or substantially all, of the purchase price of its new equipment inventory, under its floor plan facilities. The agreement with John Deere provides interest free financing for four months after which time the amount financed is required to be paid in full, or an immediate 2.25% discount with payment due in 30 days. When the equipment is sold prior to the expiration of the four month period, the Company is required to repay the principal within approximately 10 days of the sale. Should the equipment financed by John Deere not be sold within the four month period, it is transferred to the John Deere or the Associates Commercial Corporation floor plan arrangements. The Company makes principal payments to Associates Commercial Corporation, for sold inventory, on the 15th day of each month. Used and rental equipment, to a maximum of book value, is financed under a floor plan arrangement with Associates Commercial Corporation. The Company makes monthly interest payments on the amount financed and is required to commence loan principal repayments on rental equipment as book value reduces. Principal payments, for sold used equipment, are made the 15th day of each month following the sale. The loans are collateralized by a lien on the equipment. The Company's floor plan agreements limit the aggregate amount of borrowings based on the book value of new and used equipment units. As of March 31, 2001, the Company's floor plan arrangement with Associates Commercial Corporation permits the financing of up to $20 million in construction equipment. At March 31, 2001, the Company had $29.0 million and $12.3 million outstanding under its floor plan financing arrangements with John Deere and Associates Commercial Corporation, respectively.


BACKLOGS

      The Company enters firm orders into its backlog at the time the order is received. Currently, customer orders are being filled in approximately one month and customers have historically placed orders expecting delivery within three to six months. However, certain customers, including fleets and governments, typically place orders up to one year in advance of their desired delivery date. The Company in the past has typically allowed customers to cancel orders at any time prior to delivery, and the Company's level of cancellations is affected by general economic conditions, economic recessions and customer business cycles. As a percentage of orders, cancellations historically have ranged from 5% to 12% of annual order volume. The Company's backlogs as of March 31, 2001 and 2000, were approximately $75 million and $150 million, respectively. Backlogs decreased principally due to the above noted weaker demand for trucks.

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

      The Company is exposed to some market risk through interest rates, related to its floor plan borrowing arrangements, variable rate debt and discount rates related to finance sales. Floor plan borrowings are based on the prime rate of interest and are used to meet working capital needs. As of March 31, 2001, the Company had floor plan borrowings of approximately $123,177,000. Assuming an increase in the prime rate of interest of 100 basis points, interest expense could increase by $1,231,770. The interest rate variability on all other debt would not have a material adverse effect on the Company's financial statements. The Company provides all customer financing opportunities to various finance providers. The Company receives all finance charges, in excess of a negotiated discount rate, from the finance providers within 30 days. The negotiated discount rate is variable, thus subject to interest rate fluctuations. This interest rate risk is mitigated by the Company's ability to pass discount rate increases to customers through higher financing rates.

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

                   None

               b)  Reports on Form 8-K

                   None

                                  SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                      RUSH ENTERPRISES, INC.



Date: May 11, 2001                    By: /s/ W.  MARVIN RUSH
                                          ---------------------------------
                                      Name: W. Marvin Rush
                                      Title: Chairman and Chief Executive
                                             Officer (Principal Executive
                                             Officer)

Date: May 11, 2001                    By: /s/ MARTIN A. NAEGELIN, JR.
                                          ---------------------------------
                                      Name: Martin A. Naegelin, Jr.
                                      Title: Vice President and Chief
                                             Financial Officer (Principal
                                             Financial and Accounting Officer)