Form 10-Q
period 2001-06-30
RUSH ENTERPRISES INC \TX\
filed 2001-08-14
CIK 1012019

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________________ to ____________________________________________

Commission file number 0-20797

RUSH ENTERPRISES, INC.
(Exact name of registrant as specified in its charter)

Texas	74-1733016
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

555 I.H. 35 South Suite 500
New Braunfels, Texas 78130
(Address of principal executive offices)
(Zip Code)

(830) 626-5200
(Registrant’s telephone number, including area code)

             Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes       ☒         No        ☐

             Indicated below is the number of shares outstanding of the registrant’s only class of common stock, as of August 13, 2001.

Number of
Shares
Title of Class	Outstanding

Common Stock, $.01 Par Value	7,002,044

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Shares and Per Share Amounts)

	June 30,	December 31,
	2001	2000
	(Unaudited)	(Audited)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$22,662	$18,892
Accounts receivable, net	17,285	20,350
Inventories	134,529	177,415
Prepaid expenses and other	1,378	3,800
Deferred income taxes	1,395	1,867

Total current assets	177,249	222,324

PROPERTY AND EQUIPMENT, net	128,902	130,532

OTHER ASSETS, net	37,277	37,885

Total assets	$343,428	$390,741

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Floor plan notes payable	$100,326	$146,272
Current maturities of long-term debt	9,111	11,379
Advances outstanding under lines of credit	35,774	33,779
Trade accounts payable	12,024	14,157
Accrued expenses	13,311	17,409

Total current liabilities	170,546	222,996

LONG-TERM DEBT, net of current maturities	82,177	79,607

DEFERRED INCOME TAXES, net	10,912	9,961

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred stock, par value $.01 per share; 1,000 shares authorized; 0 shares outstanding in 2001 and 2000	–	–
Common stock, par value $.01 per share; 25,000,000 shares authorized; 7,002,044 shares outstanding - 2001 and 2000	70	70
Additional paid-in capital	39,155	39,155
Retained earnings	40,568	38,952

Total shareholders’ equity	79,793	78,177

Total liabilities and shareholders’ equity	$343,428	$390,741

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except earnings per share - unaudited)

	Three months ended		Six months ended
	June 30,		June 30,

	2001	2000	2001	2000

REVENUES:
New and used truck sales	$110,728	$166,879	$236,769	$300,524
Parts and service	50,268	44,067	97,190	85,653
Construction equipment sales	17,989	20,244	31,930	38,411
Lease and rental	7,423	7,457	13,679	14,351
Finance and insurance	1,668	1,830	2,785	5,225
Retail sales	10,241	7,167	19,638	12,047
Other	975	892	1,873	2,277

TOTAL REVENUES	199,292	248,536	403,864	458,488
COST OF PRODUCTS SOLD	161,732	209,044	329,368	382,251

GROSS PROFIT	37,560	39,492	74,496	76,237
SELLING, GENERAL AND ADMINISTRATIVE	30,219	30,551	60,338	60,017
DEPRECIATION AND AMORTIZATION	2,658	2,259	5,315	4,327

OPERATING INCOME	4,683	6,682	8,843	11,893
INTEREST INCOME (EXPENSE)	(3,018)	(3,793)	(6,920)	(7,211)
GAIN ON SALE OF ASSETS	770	-	770	-

INCOME BEFORE INCOME TAXES	2,435	2,889	2,693	4,682
PROVISION FOR INCOME TAXES	974	1,156	1,077	1,873

NET INCOME	$1,461	$1,733	$1,616	$2,809

EARNINGS PER SHARE:
Basic	$0.21	$0.25	$0.23	$0.40
Diluted	$0.21	$0.25	$0.23	$0.40

Weighted average shares outstanding
Basic	7,002	7,002	7,002	7,002

Diluted	7,038	7,013	7,025	7,041

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
 (In Thousands)
(Unaudited)

	Six months ended
	June 30,

	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,616	$2,809
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	7,890	6,195
Gain on sale of property and equipment	(1,143)	(209)
Provision for deferred income tax expense	1,423	1,146
Change in accounts receivable, net	3,086	574
Change in inventories	44,180	(3,434)
Change in prepaid expenses and other	2,422	(487)
Change in trade accounts payable	(2,133)	6,555
Change in accrued expenses	(4,115)	(2,736)

Net cash provided by operating activities	53,226	10,413

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(8,569)	(20,696)
Proceeds from the sale of property and equipment	4,425	1,457
Business acquisitions	(531)	-
Change in other assets	(45)	(267)

Net cash used in investing activities	(4,720)	(19,506)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	6,320	21,987
Payments on long-term debt	(6,018)	(29,625)
Draws on lines of credit, net	1,995	12,551
Draws (payments) on floor plan notes payable, net	(47,033)	(374)

Net cash (used in) provided by financing activities	(44,736)	4,539

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,770	(4,554)

CASH AND CASH EQUIVALENTS, beginning of period	18,892	20,004

CASH AND CASH EQUIVALENTS, end of period	$22,662	$15,450

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for-
Interest	$7,908	$9,116

Income taxes	$271	$3,089

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED  FINANCIAL STATEMENTS
(Unaudited)

1 - Principles of Consolidation and Basis of Presentation

             The interim consolidated financial statements included herein have been prepared by Rush Enterprises, Inc. and its subsidiaries (collectively referred to as the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  All adjustments have been made to the accompanying interim consolidated financial statements, which, in the opinion of the Company’s management, are necessary for a fair presentation of the Company’s operating results.  All adjustments are of a normal recurring nature.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  It is recommended that these interim consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.  Results of operations for interim periods are not necessarily indicative of results that may be expected for any other interim periods or the full fiscal year.

2 - Commitments and Contingencies

             The Company is contingently liable to certain finance companies for certain promissory notes and finance contracts, related to the sale of trucks and construction equipment, sold to such finance companies.  The Company’s recourse liability related to sold finance contracts is limited to 15 to 25 percent of the outstanding balance of each note sold to a finance company, with the aggregate recourse liability, net of interest chargebacks, limited to $1,250,000.  In addition, the Company provides an allowance for repossession losses and early repayment penalties.

             The Company is involved in various claims and legal actions arising in the ordinary course of business.  The Company believes it is unlikely that the final outcome of any of the claims or proceedings to which the Company is a party would have a material adverse effect on the Company’s financial position or results of operations; however, due to the inherent uncertainty of litigation, there can be no assurance that the resolution of any particular claim or proceeding would not have a material adverse effect on the Company’s results of operations for the fiscal period in which such resolution occurred.

             The Company has consulting agreements with individuals for an aggregate monthly payment of $35,823.  The agreements expire in December 2001.

3 - Earnings Per Share

             The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended June 30,		Six months ended June 30,
	2001	2000	2001	2000

Numerator:
Net income-numerator for basic and diluted earnings per share	$1,461,000	$1,733,000	$1,616,000	$2,809,000

Denominator:
Denominator for basic earnings per share-weighted average shares	7,002,044	7,002,044	7,002,044	7,002,044
Effect of dilutive securities:
Employee and Director stock options	35,669	11,165	22,678	38,947

Denominator for diluted earnings per share-adjusted weighted average shares	7,037,713	7,013,209	7,024,722	7,040,991

Basic earnings per share	$.21	$.25	$.23	$.40

Diluted earnings per share	$.21	$.25	$.23	$.40

4 - Segment Information

             The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 “Disclosures about Segments of an Enterprise and Related Information”.  This statement requires that public business enterprises report certain information about operating segments in complete sets of financial statements of the enterprise and in condensed financial statements of interim periods issued to shareholders.  It also requires that public business enterprises report certain information about their products and services, the geographic areas in which they operate, and their major customers.

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

             The accounting policies of the segments are the same as those described in the summary of significant accounting policies in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.  The Company evaluates performance based on income before income taxes not including extraordinary items.

             The Company accounts for inter-segment sales and transfers as if the sales or transfers were to third parties, that is, at current market prices.  There were no material inter-segment sales during the six months  ended June 30, 2001 and 2000.

             The Company's reportable segments are strategic business units that offer different products and services.  They are managed separately because each business requires different technology and marketing strategies.  Business units were maintained through expansion and acquisitions.  The following table contains summarized information about reportable segment profit or loss and segment assets, for the three and six months ended June 30, 2001 and 2000 (in thousands):

	Heavy-Duty Truck Segment	Construction Equipment Segment	Retail Center Segment	All Other	Totals

Three months ended June 30, 2001

Revenues from external customers	$160,855	$26,172	$10,241	$2,024	$199,292
Segment income (loss) before taxes	2,268	441	(501)	227	2,435
Segment assets	244,552	56,462	31,274	9,745	342,033

Six months ended June 30, 2001

Revenues from external customers	$333,627	$46,519	$19,638	$4,080	$403,864
Segment income (loss) before taxes	3,618	(79)	(1,301)	455	2,693
Segment assets	244,552	56,462	31,274	9,745	342,033

Three months ended June 30, 2000

Revenues from external customers	$210,450	$28,703	$7,167	$2,216	$248,536
Segment income (loss) before taxes	3,118	(17)	(458)	246	2,889
Segment assets	275,216	70,440	22,938	9,415	378,009

Six months ended June 30, 2000

Revenues from external customers	$387,638	$54,622	$12,047	$4,181	$458,488
Segment income (loss) before taxes	4,607	349	(689)	415	4,682
Segment assets	275,216	70,440	22,938	9,415	378,009

             Revenues from segments below the reportable quantitative thresholds are attributable to three operating segments of the Company.  Those segments include a tire company, an insurance company, and a hunting lease operation.  None of these segments have ever met any of the quantitative thresholds for determining reportable segments.

5 – Accounting Pronouncements

             In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141, “Business Combinations.”  Statement No. 141 addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, “Business Combinations,” and Statement No. 38, “Accounting for Preacquisition Contingencies of Purchased Enterprises.”  All business combinations in the scope of Statement No. 141 are to be accounted for using the purchase method.  The provisions of Statement No. 141 apply to all business combinations initiated after June 30, 2001 and applies to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001 or later.  We have reviewed the requirements of Statement No. 141 and will implement the Statement effective July 1, 2001.

             Also in June 2001, the FASB issued Statement No. 142, “Goodwill and Other Intangible Assets.”  Statement No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, “Intangible Assets.”  Statement No. 142 addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition.  This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements.  The provisions of Statement No. 142 are required to be applied starting with fiscal years beginning after December 15, 2001.  This Statement is required to be applied at the beginning of an entity’s fiscal year and to be applied to all goodwill and other intangible assets recognized in its financial statements at that date.  Impairment losses for goodwill and indefinite-lived intangible assets that arise due to the initial application of Statement No. 142 are to be reported as resulting from a change in accounting principle.  We have reviewed the requirements of Statement No. 142 and the impact of adoption effective January 1, 2002 will result in the cessation of goodwill amortization which  approximates $1.4 million annually.  In addition, we believe that future reported net income may be more volatile because impairment losses related to goodwill could occur irregularly an in varying amounts.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

             Certain statements contained in this Form 10-Q are “forward-looking statements” within the meaning of the Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended.  Specifically, all statements other than statements of historical fact included in this Form 10-Q regarding the Company’s financial position, business strategy and plans and objectives of management of the Company for future operations are forward-looking statements.  These forward-looking statements are based on the beliefs of the Company’s management as well as assumptions made by and information currently available to the Company’s management.  When used in this report, the words “anticipate,” “believe,” “estimate,” “expect” and “intend” and words or phrases of similar import, as they relate to the Company or its subsidiaries or Company management, are intended to identify forward-looking statements.  Such statements reflect the current view of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions related to certain factors including, without limitation, competitive factors, general economic conditions, cyclicality, economic conditions in the new and used truck and equipment markets, customer relations, relationships with vendors, the interest rate environment, governmental regulation and supervision, seasonality, distribution networks, product introductions and acceptance, technological change, changes in industry practices, onetime events and other factors described herein and in the Company’s Registration Statement on Form S-1 (File No. 333-03346) and in the Company’s annual, quarterly and other reports filed with the Securities and Exchange Commission (collectively, “cautionary statements”).  Although the Company believes that its expectations are reasonable, it can give no assurance that such expectations will prove to be correct.  Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected, or intended.  All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the applicable cautionary statements.  The Company does not intend to update these forward-looking statements.

             The following comments should be read in conjunction with the Company’s consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q.

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

             Since commencing operations as a John Deere dealer in 1997, the Company has grown to operate seven Rush Equipment Centers located in Texas and Michigan.  The Company provides a full line of construction equipment for light to medium sized applications, with the primary products including John Deere backhoe loaders, hydraulic excavators, crawler dozers and four wheel drive loaders. Dealership operations include the retail sale of new and used construction equipment, after-market parts and service facilities, equipment rentals, and the financing of new and used construction equipment.  The Company believes the construction equipment industry is highly-fragmented and offers opportunities for consolidation.  As a result, the Company’s growth strategy is to realize economies of scale, favorable purchasing power, and cost savings by developing a network of John Deere dealerships through acquisitions and growth inside existing territories. There can be no assurance that, as the Company continues to develop a network of construction equipment dealerships, that it will realize economies of scale, favorable purchasing power or cost savings.

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

             In September 2000, the Company purchased the assets of Smith Brothers Catalogs, Inc., and its’ online western superstore located at Smithbros.com (collectively “Smithbros”).  The acquisition provides Rush with Smith Brothers’ inventory, fixed assets, current list of over 120,000 customers and the technology to offer D&D’s expansive inventory through a catalogue and online sales.  Smith Brothers is located on IH 35 in Denton, Texas.  The transaction was valued at approximately $2.3 million with the purchase price paid in cash.

Results of Operations

             The following discussion and analysis includes the Company’s historical results of operations for the three and six months ended June 30, 2001 and 2000.

             The following table sets forth for the periods indicated certain financial data as a percentage of total revenues:

	Three months ended		Six months ended
	June 30,		June 30,

	2001	2000	2001	2000

New and used truck sales	55.6%	67.1%	58.6%	65.6%
Parts and service	25.2	17.7	24.1	18.7
Construction equipment sales	9.0	8.2	7.9	8.4
Lease and rental	3.7	3.0	3.4	3.1
Finance and insurance	0.9	0.7	0.7	1.1
Retail sales	5.1	2.9	4.9	2.6
Other	0.5	0.4	0.4	0.5

Total revenues	100.0	100.0	100.0	100.0
Cost of products sold	81.2	84.1	81.6	83.4

Gross profit	18.8	15.9	18.4	16.6
Selling, general and administrative expenses	15.2	12.3	14.9	13.1
Depreciation and amortization	1.3	0.9	1.3	0.9

Operating income	2.3	2.7	2.2	2.6
Interest expense	1.5	1.5	1.7	1.6
Gain on sale of assets	(0.4)	-	(0.2)	-

Income before income taxes	1.2	1.2	0.7	1.0
Provision for income taxes	0.5	0.5	0.3	0.4

Net income	0.7%	0.7%	0.4%	0.6%

Three Months Ended June 30, 2001 Compared to Three Months Ended June 30, 2000

Revenues

             Revenues decreased by approximately $49.2 million, or 19.8%, from $248.5 million to $199.3 million from the second quarter of 2000 to the second quarter of 2001. Sales of new and used trucks decreased by approximately $56.2 million, or 33.6%, from $166.9 million to $110.7 million from the second quarter of 2000 to the second quarter of 2001.  Unit sales of new trucks decreased by 40.2% while the new truck average revenue per unit increased slightly. The decrease in unit sales is due primarily to industry conditions.  The industry forecasts a decrease ranging from 40% to 50% in heavy-duty new truck sales in 2001.  Unit sales of used trucks decreased 6.1%, and used truck average revenue per unit decreased by 13.1%. Average used truck prices decreased due to an excess supply of used inventory in the market. The Company recognized a $0.9 million loss provision during the first six months of 2001 to increase the Company’s reserve for truck valuation and repossession losses.

             Parts and service sales increased by approximately $6.2 million, or 14.1%, from $44.1 million to $50.3 million.  The increase was primarily related to same store growth.

             Sales of new and used construction equipment decreased approximately $2.2 million or 11.1%, from $20.2 million to $18.0 million from the second quarter of 2000 to the second quarter of 2001. The decrease is primarily due to the construction equipment market declines in Texas and Michigan. Management believes the industry will experience a decrease ranging from 20% to 30% in new construction equipment unit sales during 2001.

             Lease and rental revenues decreased by approximately $0.1 million, or 0.5% from $7.5 million to $7.4 million. Lease and rental revenues related to the truck segment were up approximately $0.7 million while construction equipment segment lease and rental revenues decreased $0.8 million due to the Company’s planned rental fleet reduction in its construction equipment operations.

             Finance and insurance revenues decreased by approximately $0.1 million, or 8.9%, from $1.8 million to $1.7 million from the second quarter of 2000 to the second quarter of 2001. Finance and insurance revenues have limited direct costs and, therefore, contribute a disproportionate share of operating profits.

             Retail sales increased $3.0 million or 42.9% from $7.2 million to $10.2 million from the second quarter of 2000 to the second quarter of 2001. The increase is primarily due to new stores in Hockley and Denton, Texas, which opened during the second quarter and third quarter of 2000, respectively.

Gross Profit

             Gross profit decreased by approximately $1.9 million, or 4.9%, from $39.5 million to $37.6 million from the second quarter of 2000 to the second quarter of 2001.  Gross profit as a percentage of sales increased from 15.9% in the second quarter of 2000 to 18.8% in the second quarter of 2001. This increase is the result of a change in product mix.  Increases in parts and service, and retail sales revenues, higher margin revenue categories, grew as a percentage of total revenues, while truck sales revenues, a lower margin revenue category, decreased as a percentage of total revenues.

Selling, General and Administrative Expenses

             Selling, general and administrative expenses decreased by approximately $0.4 million, from $30.6 million to $30.2 million, or 1.1%, from the second quarter of 2000 to the second quarter of 2001. Approximately $2.4 million of 2001 SG&A expenses are directly related to new stores and facility expansions made subsequent to or during the second quarter of 2000.  SG&A expenses, net of new store openings and facility expansions, decreased $2.7 million or 8.9% from the second quarter of 2000 due to expense reduction actions taken in the latter half of 2000.  Selling, general and administrative expenses as a percentage of sales increased from 12.3% to 15.2% from the second quarter of 2000 to the second quarter of 2001.

Interest Expense

             Interest expense decreased by approximately $0.8 million or 20.4%, from $3.8 million to $3.0 million, from the second quarter of 2000 to the second quarter of 2001, primarily as the result of decreased levels of floorplan indebtedness coupled with lower interest rates on the Company’s variably financed debt.

Gain on Sale of Assets

             The Company recorded a pretax gain of approximately $0.8 million on the sale of real estate during the second quarter of 2001.

Income before Income Taxes

             Income before income taxes decreased by $0.5 million, or 15.7%, from $2.9 million to $2.4 million from the second quarter of 2000 to the second quarter of 2001, as a result of the factors described above.

Income Taxes

             The Company has provided for taxes at a 40% effective rate.

Six Months Ended June 30, 2001 Compared to Six Months Ended June 30, 2000

Revenues

             Revenues decreased by approximately $54.6 million, or 11.9%, from $458.5 million to $403.4 million from the first six months of 2000 to the first six months of 2001.  Sales of new and used trucks decreased by approximately $63.7 million, or 21.2%, from $300.5 million to $236.8 million from the first six months of 2000 to the first six months of 2001.  Unit sales of new trucks decreased by 20.3% and new truck average revenue per unit increased by 0.9%. The decrease in unit sales is due primarily to industry conditions.  The industry forecasts a decrease ranging from 40% to 50% in heavy-duty new truck sales in 2001.  Unit sales of used trucks decreased by 9.8% and used truck average revenue per unit decreased by 14.4%. Average used truck prices decreased due to an excess supply of used inventory in the market. The Company recognized a $0.9 million loss provision during the first six months of 2001 to increase the Company’s reserve for truck valuation and repossession losses.

             Parts and service sales increased by approximately $11.5 million, or 13.5%, from $85.7 million to $97.2 million. The increase was primarily related to same store growth.

             Sale of new and used construction equipment decreased approximately $6.5 million, or 16.9% from $38.4 million to $31.9 million from the first six months of 2000 to the first six months of 2001. The decrease is primarily due to the construction equipment market declines in Texas and Michigan. Management believes the industry will experience a decrease ranging from 20% to 30% in new construction equipment unit sales during 2001.

             Lease and rental revenues decreased by approximately $0.7 million, or 4.7% from $14.4 million to $13.7 million. Lease and rental revenues related to the truck segment were up approximately $1.1 million while construction equipment segment lease and rental revenues decreased $1.8 million due to the Company’s planned rental fleet reduction in its construction equipment operations.

             Finance and insurance revenues decreased by approximately $2.4 million, or 46.7%, from $5.2 million to $2.8 million from the first six months of 2000 to the first six months of 2001. The decrease is a result of there being proportionately fewer truck deliveries to owner operators, who are the customers most likely to purchase finance and insurance contracts, in comparison to truck deliveries to fleet customers. Finance and insurance revenues have limited direct costs and, therefore, contribute a disproportionate share of operating profits.

             Retail sales increased $7.6 million or 63.0% from $12.0 million to $19.6 million from the first six months of 2000 to the first six months of 2001 The increase is primarily due to new stores in Hockley and Denton, Texas, which opened during the second quarter and third quarter of 2000, respectively.

Gross Profit

             Gross profit decreased by approximately $1.7 million, or 2.3%, from $76.2 million to $74.5 million from the first six months of 2000 to the first six months of 2001. Gross profit as a percentage of sales increased from 16.6% in the first six months of 2000 to 18.4% in the first six months of 2001. This increase is the result of a change in product mix.  Increases in parts and service, and retail sales revenues, higher margin revenue categories, grew as a percentage of total revenues, while truck sales revenues, a lower margin revenue category, decreased as a percentage of total revenues.

Selling, General and Administrative Expenses

             Selling, general and administrative expenses increased by approximately $0.3 million, from $60.0 million to $60.3 million, or 0.5%, from the first six months of 2000 to the first six months of 2001. Approximately $5.4 million of 2001 SG&A expenses are directly related to new stores and facility expansions made subsequent to or during the second quarter of 2000.  SG&A expenses, net of new store openings and facility expansions, decreased $5.1 million or 8.5% from the second quarter of 2000 due to expense reduction actions taken in the latter half of 2000.  Selling, general and administrative expenses as a percentage of sales increased from 13.1% to 14.9% from the second quarter of 2000 to the second quarter of 2001.

Interest Expense

             Interest expense decreased by approximately $0.3 million from $7.2 million to $6.9 million, or 4.0%, from the first six months of 2000 to the first six months of 2001, primarily as the result of decreased levels of floorplan indebtedness coupled with lower interest rates on the Company’s variably financed debt.

Gain on Sale of Assets

             The Company recorded a pretax gain of approximately $0.8 million on the sale of real estate during the second quarter of 2001.

Income before Income Taxes

             Income before income taxes decreased by $2.0 million, or 42.5% from $4.7 million to $2.7 million from the first six months of 2000 to the first six months of 2001, as a result of the factors described above.

Income Taxes

             The Company has provided for taxes at a 40% effective rate.

Liquidity and Capital Resources

             The Company’s short-term cash needs are primarily for working capital, including inventory requirements, expansion of existing facilities and the acquisition of new facilities.  The Company currently has no plans to expand its existing facilities or acquire any new facilities.  These short-term cash needs have historically been financed with retained earnings and borrowings under credit facilities available to the Company.

             At June 30, 2001, the Company had working capital of approximately $6.7 million, including $22.7 million in cash and cash equivalents, $17.3 million in accounts receivable, $134.5 million in inventories, $1.4 million in prepaid expenses and $1.4 million in deferred income taxes, less $25.4 million of accounts payable and accrued expenses, $44.9 million of current maturities on long-term debt and advances outstanding under lines of credit, and $100.3 million outstanding under floor plan financing. The aggregate maximum borrowing limits under working capital lines of credit with its primary truck lender are approximately $13.5 million. The Company has four separate secured lines-of-credit that provide for an aggregate maximum borrowing of $6 million, $9.0 million, $8.0 million and $3.5 million.  Advances outstanding under these secured lines-of-credit were $6.0 million, $6.9 million, $7.5 million and $2.4 million, respectively, leaving $0.0 million, $2.1 million $0.5 million and $1.1 million available for future borrowings as of June 30, 2001.

             For the first six months of 2001, operating activities resulted in net cash provided by operations of approximately $53.2 million.  Net income of $1.6 million, decreases in inventory, accounts receivable and other current assets of $44.2 million, $3.1 million and $2.4 million, respectively, coupled with provisions for depreciation, amortization and deferred taxes totaling $9.3 million more than offset decreases in trade accounts payable and accrued expenses totaling $6.3 million and a gain on sale of property and equipment of $1.1 million.

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

             During the first six months of 2001, the Company used $4.7 million in investing activities, including fixed asset purchases of $8.6 million, a business acquisition purchase $0.5 million offset by proceeds from the sale of property, and equipment totaling $4.4 million.

             During the first six months of 2000, the Company used $19.5 million in investing activities, including purchases of property, plant and equipment of $20.7 million and an increase in other assets of $0.3 million, offset by proceeds from the sale of property, plant and equipment of $1.5 million.

             Net cash used in financing activities in the first three months of 2001 amounted to $44.7 million.  Proceeds from additional notes payable of $6.3 million and advances on lines of credit of $2.0 million was more than offset by a decrease in floor plan notes payable of $47.0 million and principal payments on notes payable of $6.0 million.

             Net cash generated from financing activities in the first six months of 2000 amounted to $4.5 million.  Proceeds from increased notes payable and advances outstanding on lines of credit of $34.5 million more than offset principal payments on notes payable and decreases in floor plan liability of $30.0 million.

             Substantially all of the Company's truck purchases from PACCAR are made on terms requiring payment within 15 days or less from the date of shipment of the trucks from the factory. The Company finances all, or substantially all, of the purchase price of its new truck inventory, and 75% of the loan value of its used truck inventory, under a floor plan arrangement with GMAC under which GMAC pays PACCAR directly with respect to new trucks. The Company makes monthly interest payments on the amount financed but is not required to commence loan principal repayments prior to sale on new vehicles to GMAC for a period of 12 months and for used vehicles for a period of three months. At June 30, 2001, the Company had approximately $61.8 million outstanding under its floor plan financing arrangement with GMAC. GMAC permits the Company to earn, for up to 15.0% of the amount borrowed under its floor plan financing arrangement with GMAC, interest at the prime rate, less 0.95%, on overnight funds deposited by the Company with GMAC.

             Substantially all of the Company’s new equipment purchases are financed by John Deere and Associates Commercial Corporation.  The Company finances all, or substantially all, of the purchase price of its new equipment inventory, under its floor plan facilities.  The agreement with John Deere provides interest free financing for four months after which time the amount financed is required to be paid in full, or an immediate 2.25% discount with payment due in 30 days.  When the equipment is sold prior to the expiration of the four month period, the Company is required to repay the principal within approximately 10 days of the sale.  Should the equipment financed by John Deere not be sold within the four month period, it is transferred to the John Deere or the Associates Commercial Corporation floor plan arrangements. The Company makes principal payments to Associates Commercial Corporation, for sold inventory, on the 15th day of each month.  Used and rental equipment, to a maximum of book value, is financed under a floor plan arrangement with Associates Commercial Corporation.  The Company makes monthly interest payments on the amount financed and is required to commence loan principal repayments on rental equipment as book value reduces.  Principal payments, for sold used equipment, are made the 15th day of each month following the sale.  The loans are collateralized by a lien on the equipment.  The Company’s floor plan agreements limit the aggregate amount of borrowings based on the book value of new and used equipment units.  As of June 30, 2001, the Company’s floor plan arrangement with Associates Commercial Corporation permits the financing of up to $20 million in construction equipment.  At June 30, 2001, the Company had $26.7 million and $11.8 million outstanding under its floor plan financing arrangements with John Deere and Associates Commercial Corporation, respectively.

Backlogs

             The Company enters firm orders into its backlog at the time the order is received.  Currently, customer orders are being filled in approximately one month and customers have historically placed orders expecting delivery within three to six months.  However, certain customers, including fleets and governments, typically place orders up to one year in advance of their desired delivery date.  The Company in the past has typically allowed customers to cancel orders at any time prior to delivery, and the Company’s level of cancellations is affected by general economic conditions, economic recessions and customer business cycles.  As a percentage of orders, cancellations historically have ranged from 5% to 12% of annual order volume.  The Company’s backlogs as of June 30, 2001 and 2000, were approximately $75 million and $100 million, respectively.  Backlogs decreased principally due to the above noted weaker demand for trucks.

Seasonality

             The Company’s heavy-duty truck business is moderately seasonal.  Seasonal effects on new truck sales related to the seasonal purchasing patterns of any single customer type are mitigated by the Company’s diverse customer base, which includes small and large fleets, governments, corporations and owner operators.  However, truck, parts and service operations historically have experienced higher volumes of sales in the second and third quarters.  The Company has historically received benefits from volume purchases and meeting vendor sales targets in the form of cash rebates, which are typically recognized when received.  Approximately 40% of such rebates are typically received in the fourth quarter, resulting in a seasonal increase in gross profit.

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

Cyclicality

             The Company's business, as well as the entire retail heavy-duty truck industry, is dependent on a number of factors relating to general economic conditions, including fuel prices, interest rate fluctuations, economic recessions and customer business cycles. In addition, unit sales of new trucks have historically been subject to substantial cyclical variation based on such general economic conditions. According to R.L. Polk, industry-wide domestic retail sales of heavy-duty trucks exceeded 200,000 units for only the fifth time, recording approximately 231,000 new truck registrations in 2000.  The industry forecasts a decrease ranging from 40% to 50% in heavy-duty new truck sales in 2001.  Although the Company believes that its geographic expansion and diversification into truck-related services, including financial services, leasing, rentals and service and parts, will reduce the overall impact to the Company resulting from general economic conditions affecting heavy-duty truck sales, the Company's operations will continue to be adversely affected by any continuation or renewal of general downward economic pressures or adverse cyclical trends.

Effects of Inflation

             The Company believes that the relatively moderate inflation over the last few years has not had a significant impact on the Company’s revenue or profitability.  The Company does not expect inflation to have any near-term material effect on the sales of its products, although there can be no assurance that such an effect will not occur in the future.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

             Market risk represents the risk of loss that may impact the financial position, results of operations, or cash flows of the Company due to adverse changes in financial market prices, including interest rate risk, and other relevant market rate or price risks.

             The Company is exposed to some market risk through interest rates, related to its floor plan borrowing arrangements, variable rate debt and discount rates related to finance sales.  Floor plan borrowings are based on the prime rate of interest and are used to meet working capital needs.  As of June 30, 2001, the Company had floor plan borrowings of approximately $100,326,000.  Assuming an increase in the prime rate of interest of 100 basis points, interest expense could increase by $1,003,260.  The interest rate variability on all other debt would not have a material adverse effect on the Company’s financial statements.  The Company provides all customer financing opportunities to various finance providers.  The Company receives all finance charges, in excess of a negotiated discount rate, from the finance providers within 30 days.  The negotiated discount rate is variable, thus subject to interest rate fluctuations.   This interest rate risk is mitigated by the Company’s ability to pass discount rate increases to customers through higher financing rates.

PART II.  OTHER INFORMATION

Item 1.	Legal Proceedings

Not Applicable

Item 2.	Changes in Securities

Not Applicable

Item 3.	Defaults upon Senior Securities

Not Applicable

Item 4.	Submission of Matters to a Vote of Security Holders

(a)	The Annual Meeting of Shareholders was held on May 15, 2001.

(b)	The following directors were elected to serve until the next Annual Meeting of Shareholders on until their successors have been elected and qualified:

W. Marvin Rush	W.M. “Rusty” Rush
Robin M. Rush	Harold D. Marshall
Ronald J. Krause	John D. Rock

(c) (1)	The director’s in (b) above were elected by the following number of votes:

NAME	NUMBER OF VOTES	NUMBER OF VOTES WITHHELD

W. Marvin Rush	6,689,592	45,287
W.M. “Rusty” Rush	6,689,592	45,287
Robin M. Rush	6,689,592	45,287
Ronald J. Krause	6,689,592	45,287
John D. Rock	6,689,592	45,287
Harold D. Marshall	6,689,592	45,287

(2)	Of the 6,734,879 number of shares of Common Stock voting at the meeting, 6,733,819 shares voted for the ratification of the appointment of the firm Arthur Andersen LLP as the Company’s independent accountants for 2001. The number of shares that voted against the ratification was 0 and the holders of 1,060 shares abstained from the voting.

Item 5.	Other Information

Not Applicable

Item 6.	Exhibits and Reports on Form 8-K

a)	Exhibits

None
b)
Reports on Form 8-K

None

SIGNATURES

             Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RUSH ENTERPRISES, INC.

Date:	August 13, 2001	By:	/s/ W. MARVIN RUSH

		Name:	W. Marvin Rush
		Title:	Chairman and Chief Executive Officer
(Principal Executive Officer)

Date:	August 13, 2001	By:	/S/ MARTIN A. NAEGELIN, JR.

		Name:	Martin A. Naegelin, Jr.
		Title:	Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)