Form 10-Q
period 2001-09-30
RUSH ENTERPRISES INC \TX\
filed 2001-11-14
CIK 1012019

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

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

Yes         _X_                        No           __

                Indicated below is the number of shares outstanding of the registrant’s only class of common stock, as of November 13, 2001.

Number of
Shares
Title of Class	Outstanding
Common Stock, $.01 Par Value	7,002,044

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

RUSH ENTERPRISES, INC., AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Shares and Per Share Amounts)

	September 30,	December 31,
	2001	2000
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$21,264	$18,892
Accounts receivable, net	19,391	20,350
Inventories	122,846	177,415
Prepaid expenses and other	1,249	3,800
Deferred income taxes	1,254	1,867

Total current assets	166,004	222,324

PROPERTY AND EQUIPMENT, net	128,165	130,532

OTHER ASSETS, net	38,237	37,885

Total assets	$332,406	$390,741

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Floor plan notes payable	$90,952	$146,272
Current maturities of long-term debt	9,103	11,379
Advances outstanding under lines of credit	26,034	33,779
Trade accounts payable	13,783	14,157
Accrued expenses	17,524	17,409

Total current liabilities	157,396	222,996

LONG-TERM DEBT, net of current maturities	82,653	79,607

DEFERRED INCOME TAXES, net	11,498	9,961

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred stock, par value $.01 per share; 1,000 shares authorized; 0 shares outstanding in 2001 and 2000	–	–
Common stock, par value $.01 per share; 25,000,000 shares authorized; 7,002,044 shares outstanding - 2001 and 2000	70	70
Additional paid-in capital	39,155	39,155
Retained earnings	41,634	38,952

Total shareholders’ equity	80,859	78,177

Total liabilities and shareholders’ equity	$332,406	$390,741

The accompanying notes are an integral part of these consolidated financial statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Earnings Per Share - Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2001	2000	2001	2000

REVENUES:
New and used truck sales	$102,646	$144,128	$339,415	$444,652
Parts and service	52,381	47,693	149,571	133,346
Construction equipment sales	20,626	18,388	52,556	56,799
Lease and rental	7,050	7,845	20,729	22,196
Finance and insurance	1,509	1,278	4,294	6,503
Retail sales	9,967	7,334	29,605	19,381
Other	988	258	2,778	2,468

TOTAL REVENUES	195,167	226,924	598,948	685,345

COST OF PRODUCTS SOLD	156,739	186,009	486,107	568,260

GROSS PROFIT	38,428	40,915	112,841	117,085

SELLING, GENERAL AND ADMINISTRATIVE	31,420	30,935	91,758	90,952

DEPRECIATION AND AMORTIZATION	2,664	2,502	7,979	6,829

OPERATING INCOME	4,344	7,478	13,104	19,304

INTEREST INCOME (EXPENSE)	(2,585)	(4,426)	(9,505)	(11,637)

GAIN ON SALE OF ASSETS	18	445	871	512

INCOME BEFORE INCOME TAXES	1,777	3,497	4,470	8,179

PROVISION FOR INCOME TAXES	711	1,399	1,788	3,272

NET INCOME	$1,066	$2,098	$2,682	$4,907
EARNINGS PER SHARE:
Basic	$0.15	$0.30	$0.38	$0.70

Diluted	$0.15	$0.30	$0.38	$0.70

Weighted average shares outstanding
Basic	7,002	7,002	7,002	7,002

Diluted	7,142	7,002	7,069	7,030

The accompanying notes are an integral part of these consolidated financial statements.

RUSH ENTERPRISES, INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

 (In Thousands)

(Unaudited)

	Nine months ended
	September 30,
	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,682	$4,907
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	12,013	9,738
Gain on sale of property and equipment	(1,320)	(803)
Provision for deferred income tax expense	2,150	2,626
Change in accounts receivable, net	980	1,354
Change in inventories	56,543	(12,855)
Change in prepaid expenses and other	2,567	(36)
Change in trade accounts payable	(374)	797
Change in accrued expenses	20	(4,195)

Net cash provided by operating activities	75,261	1,533

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(11,482)	(29,330)
Proceeds from the sale of property and equipment	5,127	2,785
Business acquisitions	(2,791)	(2,236)
Change in other assets	(129)	(459)

Net cash used in investing activities	(9,275)	(29,240)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	16,667	23,075
Payments on long-term debt	(15,897)	(32,991)
Draws (payments) on lines of credit, net	(7,745)	19,766
Draws (payments) on floor plan notes payable, net	(56,639)	11,298

Net cash (used in) provided by financing activities	(63,614)	21,148

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,372	(6,559)

CASH AND CASH EQUIVALENTS, beginning of period	18,892	20,004

CASH AND CASH EQUIVALENTS, end of period	$21,264	$13,445

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for-
Interest	$10,762	$13,933
Income taxes	$376	$3,155

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

        The Company has consulting agreements with individuals for an aggregate monthly payment of approximately $36,000.  The agreements expire in December 2001.

3 - Earnings Per Share

                The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended September 30,		Nine months ended September 30,
	2001	2000	2001	2000
Numerator:
Net income- numerator for basic and diluted earnings per share	$1,066,000	$2,098,000	$2,682,000	$4,907,000

Denominator:
Denominator for basic earnings per share- weighted average shares	7,002,044	7,002,044	7,002,044	7,002,044
Effect of dilutive securities:
Employee and Director stock options	139,636	-	67,250	27,508
Denominator for diluted earnings per share-adjusted weighted average shares	7,141,680	7,002,044	7,069,294	7,029,552

Basic earnings per share	$.15	$.30	$.38	$.70

Diluted earnings per share	$.15	$.30	$.38	$.70

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

The Company accounts for inter-segment sales and transfers as if the sales or transfers were to third parties, that is, at current market prices.  There were no material inter-segment sales during the nine months  ended September 30, 2001 and 2000.

The Company's reportable segments are strategic business units that offer different products and services.  They are managed separately because each business requires different technology and marketing strategies.  Business units were maintained through expansion and acquisitions.  The following table contains summarized information about reportable segment profit or loss and segment assets, for the three and nine months ended September 30, 2001 and 2000 (in thousands):

	Heavy-Duty Truck Segment	Construction Equipment Segment	Retail Center Segment	All Other	Totals
Three months ended September30, 2001

Revenues from external customers	$154,770	$28,386	$10,007	$2,004	$195,167
Segment income (loss) before taxes	2,040	237	(557)	57	1,777
Segment assets	243,433	48,728	31,326	8,919	332,406

Nine months ended September30, 2001

Revenues from external customers	$488,314	$74,905	$29,645	$6,084	$598,948
Segment income (loss) before taxes	5,658	158	(1,858)	512	4,470
Segment assets	243,433	48,728	31,326	8,919	332,406

Three months ended September30, 2000

Revenues from external customers	$189,805	$27,419	$7,334	$2,366	$226,924
Segment income (loss) before taxes	3,768	73	(531)	187	3,497
Segment assets	290,263	66,221	25,947	8,577	391,008

Nine months ended September30, 2000

Revenues from external customers	$577,376	$82,041	$19,381	$6,547	$685,345
Segment income (loss) before taxes	8,375	422	(1,220)	602	8,179
Segment assets	290,263	66,221	25,947	8,577	391,008

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

                Also in June 2001, the FASB issued Statement NO. 143, “Accounting for Asset Retirement Obligations.”  FASB 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred.  The statement requires that the amount recorded as a liability be capitalized by increasing the carrying amount of the related long-lived asset.  Subsequent to initial measurement, the liability is accreted to the ultimate amount anticipated to be paid, and is also adjusted for revisions to the timing or amount of estimated cash flows.  The capitalized cost is depreciated over the useful life of the related asset.  Upon settlement of the liablility, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement.  FASB 143 will be effective for financial statements beginning January 1, 2003, with earlier application encouraged.  The Company is currently evaluating the impact on its financial statements of adopting of this statement.

                In August 2001, the FASB issued Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  This statement supersedes FASB Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed OF,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” and establishes accounting standards for the impairment and disposal of long-lived assets and criteria for determining when a long-lived asset is held for sale.  The statement removes the requirement to allocate goodwill to long-lived assets to be tested for impairment, requires that the depreciable life of a lon-lived asset to be abandoned be revised in accordance with APB Opinion No. 20, “Accounting Changes,” provides that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired and broadens the presentation of discontinued operations to include more disposal transactions.  FASB 144 will be effective for financial statements beginning January 1, 2002, with earlier application encouraged.  The Company is currently evaluating the impact on its financial statements of adopting this statement.

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

Since commencing operations as a John Deere construction equipment dealer in 1997, the Company has grown to operate seven Rush Equipment Centers located in Texas and Michigan.  The Company provides a full line of construction equipment for light to medium sized applications, with the primary products including John Deere backhoe loaders, hydraulic excavators, crawler dozers and four wheel drive loaders. Dealership operations include the retail sale of new and used construction equipment, after-market parts and service facilities, equipment rentals, and the financing of new and used construction equipment.  The Company believes the construction equipment industry is highly-fragmented and offers opportunities for consolidation.  As a result, the Company’s growth strategy is to realize economies of scale, favorable purchasing power, and cost savings by developing a network of John Deere dealerships through acquisitions and growth inside existing territories. There can be no assurance that, as the Company continues to develop a network of construction equipment dealerships, that it will realize economies of scale, favorable purchasing power or cost savings.

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

 In August 2001, the Company purchased substantially all the assets of El Paso Great Basin Trucks, Inc., which consisted of two dealership locations in El Paso, Texas and Las Cruces, New Mexico. The transaction was valued at approximately $2.5 million with the purchase price paid in cash.

In September 2000, the Company purchased the assets of Smith Brothers Catalogs, Inc., and its’ online western superstore located at Smithbros.com.  The acquisition provides Rush with Smith Brothers’ inventory, fixed assets, list of over 120,000 customers and the technology to offer D&D’s expansive inventory through a catalogue and online sales.  Smith Brothers is located in the greater Dallas/Fort Worth area.  The transaction was valued at approximately $2.3 million with the purchase price paid in cash.

Results of Operations

                The following discussion and analysis includes the Company’s historical results of operations for the three and nine months ended September 30, 2001 and 2000.

The following table sets forth for the periods indicated certain financial data as a percentage of total revenues:

	Three months ended		Nine months ended
	September 30,		September 30,
	2001	2000	2001	2000

New and used truck sales	52.6%	63.5%	56.7%	64.9%
Parts and service	26.8	21.0	25.0	19.5
Construction equipment sales	10.6	8.1	8.8	8.3
Lease and rental	3.6	3.5	3.5	3.2
Finance and insurance	0.8	0.6	0.7	0.9
Retail sales	5.1	3.2	4.9	2.8
Other	0.5	0.1	0.4	0.4
Total revenues	100.0	100.0	100.0	100.0
Cost of products sold	80.3	82.0	81.2	82.9
Gross profit	19.7	18.0	18.8	17.1
Selling, general and administrative expenses	16.1	13.6	15.3	13.3
Depreciation and amortization	1.4	1.1	1.3	1.0
Operating income	2.2	3.3	2.2	2.8
Interest expense	1.3	2.0	1.6	1.7
Gain on sale of assets	0.0	(0.2)	(0.1)	(0.1)
Income before income taxes	0.9	1.5	0.7	1.2
Provision for income taxes	0.4	0.6	0.3	0.5
Net income	0.5%	0.9%	0.4%	0.7%

Three Months Ended September 30, 2001 Compared to Three Months Ended September 30, 2000

Revenues

                Revenues decreased by approximately $31.8 million, or 14.0%, from $226.9 million to $195.2 million from the third quarter of 2000 to the third quarter of 2001. Sales of new and used trucks decreased by approximately $41.5 million, or 28.8%, from $144.1 million to $102.7 million from the third quarter of 2000 to the third quarter of 2001.  Unit sales of new trucks decreased by 36.0% while the new truck average revenue per unit increased slightly. The decrease in unit sales is due primarily to industry conditions.  United States heavy-duty truck registrations have declined approximately 40% in 2001 compared to 2000.  Unit sales of used trucks decreased 9.1%, and used truck average revenue per unit decreased by 2.5%. Average used truck prices decreased due to an excess supply of used truck inventory in the market.

                Parts and service sales increased by approximately $4.7 million, or 9.9%, from $47.7 million to $52.4 million.  The increase was primarily related to same store growth.

Sales of new and used construction equipment increased approximately $2.2 million, or 12.0%, from $18.4 million to $20.6 million from the third quarter of 2000 to the third quarter of 2001. The increase is primarily due to a large fleet sale made during the third quarter of 2001. Construction equipment unit sales in the United States have declined approximately 17% in 2001 compared to 2000.

                Lease and rental revenues decreased by approximately $0.8 million, or 10.3% from $7.8 million to $7.0 million. Lease and rental revenues related to the truck segment were up approximately $0.5 million while construction equipment segment lease and rental revenues decreased $1.3 million due to the Company’s planned rental fleet reduction in its construction equipment operations.

                Finance and insurance revenues increased by approximately $0.2 million, or 15.4%, from $1.3 million to $1.5 million from the third quarter of 2000 to the third quarter of 2001. Finance and insurance revenues have limited direct costs and, therefore, contribute a disproportionate share of operating profits.

                Retail sales increased $2.6 million or 35.6% primarily due to the opening of a Rush Retail Center in the greater Houston, Texas area during the second quarter of 2000.

Gross Profit

                Gross profit decreased by approximately $2.5 million, or 6.1%, from $40.9 million to $38.4 million from the third quarter of 2000 to the third quarter of 2001.  Gross profit as a percentage of sales increased from 18.0% in the third quarter of 2000 to 19.7% in the third quarter of 2001. This increase is the result of a change in product mix.  Increases in higher margin revenue categories, such as parts and service, and retail sales revenues, grew as a percentage of total revenues, while a lower margin revenue category, truck sales, decreased as a percentage of total revenues.

Selling, General and Administrative Expenses

                Selling, general and administrative, or SG&A, expenses increased by approximately $0.5 million, from $30.9 million to $31.4 million, or 1.6%, from the third quarter of 2000 to the third quarter of 2001. Approximately $1.6 million of 2001 SG&A expenses are directly related to new stores and facility expansions made subsequent to or during the third quarter of 2000.  SG&A expenses, net of new store openings and facility expansions, decreased $1.1 million or 3.5% from the third quarter of 2000 due to expense reduction actions taken in the latter half of 2000.  Selling, general and administrative expenses as a percentage of sales increased from 13.6% to 16.1% from the third quarter of 2000 to the third quarter of 2001.

Interest Expense

                Interest expense decreased by approximately $1.8 million or 40.9%, from $4.4 million to $2.6 million, from the third quarter of 2000 to the third quarter of 2001, primarily as the result of decreased levels of floorplan indebtedness coupled with lower interest rates on the Company’s variably financed debt.

Gain on Sale of Assets

                The Company recorded a pretax gain of approximately $0.4 million, during the third quarter of 2000. These gains are primarily related to the sale of excess real estate not needed for the operation of the business.

Income before Income Taxes

                Income before income taxes decreased by $1.7 million, or 48.6%, from $3.5 million to $1.8 million from the third quarter of 2000 to the third quarter of 2001, as a result of the factors described above.

Income Taxes

The Company has provided for taxes at a 40% effective rate.

Nine Months Ended September 30, 2001 Compared to Nine Months Ended September 30, 2000

Revenues

                Revenues decreased by approximately $86.4 million, or 12.6%, from $685.3 million to $598.9 million from the first nine months of 2000 to the first nine months of 2001.  Sales of new and used trucks decreased by approximately $105.2 million, or 23.7%, from $444.7 million to $339.4 million from the first nine months of 2000 to the first nine months of 2001.  Unit sales of new trucks decreased by 25.6% and new truck average revenue per unit increased by 1.8%. The decrease in unit sales is due primarily to industry conditions. United States heavy-duty truck registrations have declined approximately 40% in 2001 compared to 2000.   Unit sales of used trucks decreased by 9.8% and used truck average revenue per unit decreased by 10.6%. Average used truck prices decreased due to an excess supply of used inventory in the market. The Company recognized a $0.9 million loss provision during the first nine months of 2001 to increase the Company’s reserve for truck valuation and repossession losses.

                Parts and service sales increased by approximately $16.3 million, or 12.2%, from $133.3 million to $149.6 million. The increase was primarily related to same store growth.

Sale of new and used construction equipment decreased approximately $4.2 million, or 7.4% from $56.8 million to $52.6 million from the first nine months of 2000 to the first nine months of 2001. The decrease is primarily due to the construction equipment market declines in Texas and Michigan. Construction equipment unit sales in the United States have declined approximately 17% in 2001 compared to 2000.

                Lease and rental revenues decreased by approximately $1.5 million, or 6.8% from $22.2 million to $20.8 million. Lease and rental revenues related to the truck segment were up approximately $0.8 million while construction equipment segment lease and rental revenues decreased $2.3 million due to the Company’s planned rental fleet reduction in its construction equipment operations.

                Finance and insurance revenues decreased by approximately $2.2 million, or 33.8%, from $6.5 million to $4.3 million from the first nine months of 2000 to the first nine months of 2001. The decrease is a result of there being proportionately fewer truck deliveries to owner operators, who are the customers most likely to purchase finance and insurance contracts, in comparison to truck deliveries to fleet customers. Finance and insurance revenues have limited direct costs and, therefore, contribute a disproportionate share of operating profits.

Retail sales increased $10.2 million or 52.6% from $19.4 million to $29.6 million from the first nine months of 2000 to the first nine months of 2001.  The increase is primarily due to the opening of two Rush Retail Centers in the greater Houston and greater Dallas/Fort Worth, Texas areas, during the second quarter and third quarter of 2000, respectively.

Gross Profit

                Gross profit decreased by approximately $4.2 million, or 3.6%, from $117.1 million to $112.9 million from the first nine months of 2000 to the first nine months of 2001. Gross profit as a percentage of sales increased from 17.1% in the first nine months of 2000 to 18.8% in the first nine months of 2001. This increase is the result of a change in product mix. Increases in higher margin revenue categories, such as parts and service, and retail sales revenues, grew as a percentage of total revenues, while a lower margin revenue category, truck sales, decreased as a percentage of total revenues.

Selling, General and Administrative Expenses

                Selling, general and administrative expenses increased by approximately $0.8 million, from $91.0 million to $91.8 million, or 0.9%, from the first nine months of 2000 to the first nine months of 2001. Approximately $7.0 million of 2001 SG&A expenses are directly related to new stores and facility expansions made subsequent to or during the first nine months of 2000.  SG&A expenses, net of new store openings and facility expansions, decreased $6.2 million or 6.8% from the first nine months of 2000 due to expense reduction actions taken in the latter half of 2000.  Selling, general and administrative expenses as a percentage of sales increased from 13.3% to 15.3% from the third quarter of 2000 to the third quarter of 2001.

Interest Expense

                Interest expense decreased by approximately $2.1 million from $11.6 million to $9.5 million, or 18.1%, from the first nine months of 2000 to the first nine months of 2001, primarily as the result of decreased levels of floorplan indebtedness coupled with lower interest rates on the Company’s variably financed debt.

Gain on Sale of Assets

                The Company recorded a pretax gain of approximately $0.9 million and $0.5 million during the first nine months of 2001 and 2000, respectively.  These gains are primarily related to the sale of excess real estate not needed for the operation of the business.

Income before Income Taxes

                Income before income taxes decreased by $3.7 million, or 45.1% from $8.2 million to $4.5 million from the first nine months of 2000 to the first nine months of 2001, as a result of the factors described above.

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

At September 30, 2001, the Company had working capital of approximately $8.6 million, including $21.2 million in cash and cash equivalents, $19.4 million in accounts receivable, $122.8 million in inventories, $1.3 million in prepaid expenses, and $1.3 million in deferred income taxes, less $31.3 million of accounts payable and accrued expenses, $35.1 million of current maturities on long-term debt and advances outstanding under lines of credit, and $91.0 million outstanding under floor plan financing. The aggregate maximum borrowing limits under working capital lines of credit with its primary truck lender are approximately $13.5 million. Advances on this line were $12.7 million as of September 30, 2001.  The Company has four separate secured lines-of-credit that provide for an aggregate maximum borrowing of $26.5 million.  Advances outstanding under these secured lines-of-credit in aggregate were $13.3 million,  leaving $13.2 million available for future borrowings as of September 30, 2001.

For the first nine months of 2001, operating activities resulted in net cash provided by operations of approximately $75.3 million.  Net income of $2.7 million, decreases in inventory, accounts receivable and other current assets of $56.5 million, $1.0million and $2.6 million, respectively, coupled with provisions for depreciation, amortization and deferred taxes totaling $14.2 million more than offset a decrease in trade accounts payable totaling $0.4 million and a gain on sale of property and equipment of $1.3 million.

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

During the first nine months of 2001, the Company used $9.3 million in investing activities, including fixed asset purchases of $11.5 million, business acquisitions of $2.8 million and an increase in other assets of $0.1 million, offset by proceeds from the sale of property and equipment totaling $5.1 million.

                During the first nine months of 2000, the Company used $29.2 million in investing activities, including purchases of property and equipment of $29.3 million, business acquisitions of $2.2 million, and an increase in other assets of $0.5 million, offset by proceeds from the sale of property and equipment of $2.8 million.

Net cash used in financing activities in the first nine months of 2001 amounted to $63.6 million.  Proceeds from additional notes payable of $16.7 million was more than offset by  decreases in floor plan notes payable of $56.6 million, principal payments on notes payable of $15.9 million and payments on lines of credit of $7.8 million.

Net cash generated from financing activities in the first nine months of 2000 amounted to $21.1 million.  Proceeds from increased notes payable and advances outstanding on lines of credit of $42.8 million and draws on floor plan notes payable of $11.3 million was more than offset principal payments on notes payable of $33.0 million.

          Substantially all of the Company's truck purchases from PACCAR are made on terms requiring payment within 15 days or less from the date of shipment of the trucks from the factory. The Company finances all, or substantially all, of the purchase price of its new truck inventory, and 75% of the loan value of its used truck inventory, under a floor plan arrangement with GMAC under which GMAC pays PACCAR directly with respect to new trucks. The Company makes monthly interest payments on the amount financed but is not required to commence loan principal repayments prior to sale on new vehicles to GMAC for a period of 12 months and for used vehicles for a period of three months. At September 30, 2001, the Company had approximately $57.6 million outstanding under its floor plan financing arrangement with GMAC. GMAC permits the Company to earn, for up to 15.0% of the amount borrowed under its floor plan financing arrangement with GMAC, interest at the prime rate, less 0.95%, on overnight funds deposited by the Company with GMAC.

Substantially all of the Company’s new equipment purchases are financed by John Deere and Associates Commercial Corporation.  The Company finances all, or substantially all, of the purchase price of its new equipment inventory, under its floor plan facilities.  The agreement with John Deere provides interest free financing for four months after which time the amount financed is required to be paid in full, or an immediate 2.25% discount with payment due in 30 days.  When the equipment is sold prior to the expiration of the four-month period, the Company is required to repay the principal within approximately 10 days of the sale.  Should the equipment financed by John Deere not be sold within the four month period, it is transferred to the John Deere or the Associates Commercial Corporation floor plan arrangements. The Company makes principal payments to Associates Commercial Corporation, for sold inventory, on the 15th day of each month.  Used and rental equipment, to a maximum of book value, is financed under a floor plan arrangement with Associates Commercial Corporation.  The Company makes monthly interest payments on the amount financed and is required to commence loan principal repayments on rental equipment as book value reduces.  Principal payments, for sold used equipment, are made the 15th day of each month following the sale.  The loans are collateralized by a lien on the equipment.  The Company’s floor plan agreements limit the aggregate amount of borrowings based on the book value of new and used equipment units.  As of September 30, 2001, the Company’s floor plan arrangement with Associates Commercial Corporation permits the financing of up to $20 million in construction equipment.  At September 30, 2001, the Company had $22.6 million and $10.8 million outstanding under its floor plan financing arrangements with John Deere and Associates Commercial Corporation, respectively.

Backlogs

                The Company enters firm orders into its backlog at the time the order is received.  Currently, customer orders are being filled in approximately one month and customers have historically placed orders expecting delivery within three to six months.  However, certain customers, including fleets and governments, typically place orders up to one year in advance of their desired delivery date.  The Company in the past has typically allowed customers to cancel orders at any time prior to delivery, and the Company’s level of cancellations is affected by general economic conditions, economic recessions and customer business cycles.  As a percentage of orders, cancellations historically have ranged from 5% to 12% of annual order volume.  The Company’s backlogs as of September 30, 2001 and 2000, were approximately $75 million and $100 million, respectively.  Backlogs decreased principally due to the above noted 40% decline in United States heavy-duty truck registrations during 2001.

Seasonality

                The Company’s heavy-duty truck business is moderately seasonal.  Seasonal effects on new truck sales related to the seasonal purchasing patterns of any single customer type are mitigated by the Company’s diverse customer base, which includes small and large fleets, governments, corporations and owner operators.  However, truck, parts and service operations historically have experienced higher volumes of sales in the second and third quarters.  The Company has historically received benefits from volume purchases and meeting vendor sales targets in the form of cash rebates, which are typically recognized when received.  Approximately 40% of such rebates are typically received in the fourth quarter, resulting in a seasonal increase in gross profit margin.

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

                The Company is exposed to some market risk through interest rates, related to its floor plan borrowing arrangements, variable rate debt and discount rates related to finance sales.  Floor plan borrowings are based on the prime rate of interest and are used to meet working capital needs.  As of September 30, 2001, the Company had floor plan borrowings of approximately $90,952,000.  Assuming an increase in the prime rate of interest of 100 basis points, interest expense could increase by $909,520.  The interest rate variability on all other debt would not have a material adverse effect on the Company’s financial statements.  The Company provides all customer financing opportunities to various finance providers.  The Company receives all finance charges, in excess of a negotiated discount rate, from the finance providers within 30 days.  The negotiated discount rate is variable, thus subject to interest rate fluctuations.   This interest rate risk is mitigated by the Company’s ability to pass discount rate increases to customers through higher financing rates.

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

                                                                                                                                RUSH ENTERPRISES, INC.

Date:	November 13, 2001	By:	/S/ W. MARVIN RUSH
		Name:	W. Marvin Rush
		Title:	Chairman and Chief Executive Officer
(Principal Executive Officer)

Date:	November 13, 2001	By:	/S/ MARTIN A. NAEGELIN, JR.
		Name:	Martin A. Naegelin, Jr.
		Title:	Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)