Form 10-K405
period 2001-12-31
RUSH ENTERPRISES INC \TX\
filed 2002-04-01
CIK 1012019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

Commission file number 0-20797

RUSH ENTERPRISES, INC.

(Exact name of registrant as specified in its charter)

Texas	74-1733016
(State or other jurisdiction of incorporation or organization)	(I.R. S. Employer Identification No.)

555 IH 35 South, New Braunfels, TX	78130
(Address of principal executive offices)	(Zip Code)

(830) 626-5200
Registrant’s telephone number, including area code:

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $.01 par value
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

The aggregate market value of voting stock held by non-affiliates of the registrant as of March 21, 2002 was approximately $27,382,517, based upon the last sales price on March 21, 2002 on the NASDAQ National Market for the Company’s common stock.  The registrant had 7,002,044 shares of Common Stock outstanding on March 21, 2002.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of registrant’s definitive proxy statement for the registrant’s 2002 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission not later than April 30, 2002, are incorporated by reference into Part III of this Form 10-K.

RUSH ENTERPRISES, INC.

Index to Form 10-K

Year ended December 31, 2001

Certain statements contained in this Form 10K, including, but not limited to, statements made in this item 1, "Business" and those made in Item 7, "Managements Discussion and Analysis of Financial Condition and Results of Operations" are “forward-looking statements” within the meaning of the Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended.  Specifically, all statements other than statements of historical fact included in this Form 10-K regarding the Company’s financial position, business strategy and plans and objectives of management of the Company for future operations are forward-looking statements.  These forward-looking statements are based on the beliefs of the Company’s management as well as assumptions made by and information currently available to the Company’s management.  When used in this report, the words “anticipate,” “believe,” “estimate,” “expect” and “intend” and words or phrases of similar import, as they relate to the Company or its subsidiaries or Company management, are intended to identify forward-looking statements.  Such statements reflect the current view of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions related to certain factors including, without limitation, competitive factors, general economic conditions, cyclicality,  economic conditions in the new and used truck and equipment markets, customer relations, relationships with vendors, the interest rate environment, governmental regulation and supervision, seasonality, distribution networks, product introductions and acceptance, technological change, changes in industry practices, onetime events and other factors described herein and in the Company’s Registration Statement on Form S-1 (File No. 333-03346) and in the Company’s annual, quarterly and other reports filed with the Securities and Exchange Commission (collectively, “cautionary statements”).  Although the Company believes that its expectations are reasonable, it can give no assurance that such expectations will prove to be correct.  Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected, or intended.  All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the applicable cautionary statements.  The Company does not intend to update these forward-looking statements.

PART I

Item 1.  Business

References herein to the “Company,” “Rush Enterprises,” "we," "our" or "us" mean Rush Enterprises, Inc., a Texas corporation, its subsidiaries and Associated Acceptance, Inc., the insurance agency affiliated with the Company, unless the context requires otherwise.

General

We are a full-service, integrated retailer of premium transportation and construction equipment and related services.  As the leading supplier of Peterbilt trucks, we accounted for approximately 21.7% of all new Class 8 Peterbilt trucks sold in the United States in 2001.  In 1997, we acquired our first John Deere construction equipment dealership in Houston, Texas and have grown to become a major supplier of John Deere construction equipment in Texas and Michigan.  Through our strategically located networks of Rush Truck Centers and Rush Equipment Centers, we provide one-stop service for the needs of our customers, including retail sales of new and used transportation and construction equipment, as well as after-market parts sales, service and repair facilities and financing, leasing/rental, and insurance services.

Our Rush Truck Centers are principally located in high traffic areas along the southwestern corridor of the United States. Our Rush Equipment Centers are located in two of the top equipment sales markets in the United States — Texas and Michigan.   We provide leasing and rental services through our Rush Leasing and Rental Division at our one-stop Rush Truck Centers and Rush Equipment Centers.  Retail financing of trucks and construction equipment, as well as a full line of insurance products, are arranged through our Rush Financial and Insurance Division.  Our Rush Retail Division has developed the one-stop shopping strategy for our farm and ranch supply business.

Our business strategy, based upon providing the customer with competitively priced products supported with timely and reliable service, has enabled us since 1997 to increase revenues at a compounded annual growth rate of 18.4 percent.  We intend to continue to implement our business strategy, reinforce customer loyalty and remain a market leader by continuing to develop our Rush Truck Centers and Rush Equipment Centers as we extend our geographic focus through strategic acquisitions of new locations and expansions of our existing facilities.

All of our business operations are currently conducted through five separate divisions: the Rush Truck Center Division, the Rush Equipment Center Division, the Rush Leasing and Rental Division, the Rush Financial and Insurance Division and the Rush Retail Division.

Rush Truck Center Division.  Since commencing operations as a Peterbilt heavy-duty truck dealer over 35 years ago, we have grown to operate Rush Truck Centers at 35 locations which primarily sell Peterbilt Class 8 heavy-duty trucks in the states of Texas, Colorado, Oklahoma, California, Louisiana, Arizona and New Mexico. Our Rush Truck Centers are strategically located to take advantage of increased cross-border traffic between the United States and Mexico resulting from implementation of NAFTA in 1994.  During 2001, our Rush Truck Center Division accounted for approximately $612.0 million, or approximately 78.0%, of our total revenues.

Rush Equipment Center Division.  Since commencing operations as a John Deere dealer in 1997, we have grown to operate seven Rush Equipment Centers located in Texas and Michigan.  We provide a full line of construction equipment for light to medium sized applications, with our primary products including John Deere backhoe loaders, hydraulic excavators, crawler dozers and four wheel drive loaders.  During 2001, our Rush Equipment Center Division accounted for approximately $90.7 million, or approximately 11.6%, of our total revenues.

Rush Leasing and Rental Division.  We provide a broad line of product selections for lease or rent, including Class 8, Class 7 and Class 6 Peterbilt trucks, a full array of John Deere construction equipment products, including a variety of construction equipment trailers and heavy-duty cranes.  Our lease and rental fleets are offered primarily through our Rush Truck Centers and Rush Equipment Centers on a daily, monthly or long-term basis.   During 2001, our Rush Leasing and Rental Division accounted for approximately $35.3 million, or approximately 4.5%, of our total revenues.

Rush Financial and Insurance Division.  We offer third-party financing to assist customers in purchasing a new or used truck or piece of construction equipment.   Additionally, we sell a complete line of property and casualty insurance, including collision and liability insurance on trucks, cargo insurance, standard automobile liability coverages, and life insurance.  During 2001, our Rush Financial and Insurance Division accounted for approximately $5.4 million, or approximately 0.7%, of our total revenues.  Finance and insurance revenues have limited direct costs and, therefore, contribute a disproportionate share of operating profits.

Rush Retail Division.  During 1998, we created the Rush Retail Division in connection with our acquisition of D&D Farm and Ranch Supermarket, Inc. (“D&D”).  D&D is a one-stop shopping center for farm and ranch supplies, serving the greater San Antonio, Houston and Dallas/Fort Worth, Texas area. During 2001, our Rush Retail Division accounted for approximately $40.8 million, or approximately 5.2%, of our total revenues.

We were founded and incorporated in 1965 in Texas and our three senior executives jointly have 69 years of experience in the industry.  We currently conduct business through 20 subsidiaries, all of which are wholly-owned, directly or indirectly, by us.  Our principal offices are at 555 IH 35 South, New Braunfels, Texas, 78130.

Industry Overview

We currently operate in two principal markets, heavy-duty trucks and construction equipment markets, which for new product sales have historically shown a high correlation to the rate of change in industrial production and gross domestic product.

Heavy-Duty Truck Market

We serve the domestic U.S. heavy-duty truck market, which we estimate exceeded $10 billion in retail sales during 2001. The Company's business, as well as the entire retail heavy-duty truck industry, is dependent on a number of factors relating to general economic conditions, including fuel prices, interest rate fluctuations, economic recessions and customer business cycles. In addition, unit sales of new trucks have historically been subject to substantial cyclical variation based on such general economic conditions. According to data published by R. L. Polk, an industry research and publication firm, the overall domestic heavy-duty truck market decreased from approximately 253,000 new Class 8 (defined by the American Automobile Manufactures Association as trucks with a minimum gross vehicle weight rating above 33,000 pounds) unit sales in 1999 to approximately 155,000 new Class 8 unit sales in 2001 (a 21.0% compounded decrease).  During 2001, domestic heavy-duty truck sales decreased approximately 33% from 2000 and are expected to decrease an additional 29% to approximately 110,000 units during 2002.  Within this market, our primary product line is Peterbilt trucks, which according to R. L. Polk accounted for approximately 10.6% of all new heavy-duty truck registrations in 2001.  More specifically, within our primary markets, according to R. L. Polk, Peterbilt trucks achieved an average 17.0% market share, substantially higher than their national average.

As a result of new store openings and acquisitions of new markets, our share of the heavy-duty truck market increased from 2,871 new unit sales in 1997, or approximately 1.5% of the overall heavy-duty market share in the domestic United States, to 3,571 new unit sales in 2001, for an overall domestic market share of 2.3%.

Typically, Class 8 trucks are assembled by the manufacturer utilizing certain components manufactured by other companies, including engines transmissions, axles, wheels and other components. As trucks and truck components have become increasingly complex, including the use of computerized controls and diagnostic systems, the ability to provide state-of-the-art service for a wide variety of truck equipment has become a competitive factor in the industry. Such service requires a significant capital investment in advanced equipment, parts inventory and a high level of training of service personnel. Additionally, Environmental Protection Agency (“EPA”) and Department of Transportation (“DOT”) regulatory guidelines for service processes, including body shop, paint work and waste disposal, require sophisticated operating and testing equipment to ensure compliance with environmental and safety standards. Additionally, we believe that the trend towards increased lease/rental sales will continue as fleets, particularly private ones, seek to establish full-service leases or rental contracts under which the lessor/rental company provides a turn-key service including equipment, maintenance, and potentially, fuel, fuel tax reporting and other services.  As a result, differentiation between truck dealers has become less dependent on pure price competition and is increasingly based on their ability to offer a wide variety of trucking services. These include the ability to provide easily accessible, efficient and sophisticated truck service and replacement parts, the ability to offer financing for truck purchases, leasing and rental programs and the ability to accept multiple unit trade-ins related to large fleet purchases.  We believe our one-stop concept and the size and diversity of our dealer network gives us a competitive advantage in providing these trucking services.

In the short-term, sales of Class 8 trucks are expected to decline sharply. The heavy-duty truck industry as a whole, expects to deliver approximately 110,000 new trucks domestically during 2002, compared to approximately 155,000 and 231,190 new trucks during 2001 and 2000, respectively.  An oversupply of used trucks have adversely affected truck buyers. This results in fewer new truck sales, has had a negative impact on used truck values of up to 40%, and a corresponding decrease in finance and insurance revenues for the Company.  While we believe we will perform at a level above our competitors, industry factors will negatively impact our business.

However, management believes the long-term growth prospects for the heavy-duty truck industry remain positive.  Factors, which management believes favor the continued long-term growth in trucking, include the:

•                                          growth in demand for consumer and industrial goods in part as a result of the internet which has fostered a desire by consumers to receive a wider selection of packages sooner;

•                                          competitive pressures for “just in time” manufacturing processes where U.S. manufacturers are demanding faster, yet less costly, small shipment services.

•                                          deregulation in the trucking industry leading to a proliferation of freight haulers;

•                                          the rise of inter-modal service which has established a symbiotic relationship between rail and truck service; and

•                                          the significant increase of cross-border truck traffic between Mexico and the United States since NAFTA became effective in January of 1994.

Construction Equipment Market

Through our Rush Equipment Centers, which are authorized John Deere dealers, we serve the estimated $6.0 billion North American market for retail sales of construction equipment targeted towards light and medium applications.  According to data compiled by John Deere, approximately 83,000 units of construction equipment were put into use domestically in 2001 compared to 92,700 in 2000. However, in the markets Rush currently serves construction activity declined approximately 15.0% from 2000 to 2001. The industry expects to sell approximately 78,550 construction equipment units in the United States during 2002.   John Deere has more than a 24% market share in those product markets in which it has competitive products.

John Deere’s products are sold primarily through a distribution system composed of an estimated 70 dealers as of December 31, 2001, compared to approximately 100 dealers as of December 31, 1998, which operate approximately 400 stores and service centers in North America. John Deere dealerships have the exclusive right to sell new John Deere equipment and parts within their assigned area of responsibility, which means competition within a dealer’s market comes primarily from dealers of competing manufacturers and, more recently, rental companies.

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

Management believes that the estimated size of the construction equipment rental industry in 2002 is greater than $10 billion and is served by over 10,000 rental companies.  As general economic conditions continue to weaken and equipment unit purchases are expected to decline in 2002, we believe that rental activity will decline correspondingly. We intend to respond to these trends by operating full service Rush Equipment Centers, which include efficient rental operations, that can satisfy the needs of both our large and small customers.

Market factors affecting the construction equipment industry include:

•                                          levels of commercial, residential, and public construction activities;

•                                          state and federal highway and road construction appropriations; and

•                                          the consolidation and growth of the rental business.

Business Strategy

Operating Strategy.  Our strategy is to operate integrated dealer networks that primarily market Peterbilt heavy-duty trucks or John Deere construction equipment and provide complementary products and services, by emphasizing the following key elements:

•                       One-Stop Centers.  We have developed our truck and construction equipment locations as “one-stop centers” where, at one convenient location, our customers can purchase new or used heavy-duty trucks or construction equipment, finance, lease and/or rent trucks or construction equipment, purchase after-market parts and accessories and have service performed by factory-certified technicians.  We believe that this full service strategy also helps to mitigate cyclical economic fluctuations because the parts and service sales at our Rush Centers generally tend to be less volatile than our new and used truck and construction equipment sales.  We intend to continue to emphasize this one-stop concept.

•                       Branding Program.  We employ a branding program for our facilities, designating each as a Rush Truck Center or Rush Equipment Center through distinctive signage and uniform marketing programs, in order to take advantage of our existing name recognition and to communicate the standardized high quality of our products and reliability of our services throughout our dealership networks. Our branding program extends to our services as well as our facilities.  For example, we recently initiated a prepaid truck maintenance program under the “Rush” name, intended to encourage repeat service business at our Rush Truck Centers.  We believe that this branding strategy will increase our market recognition and encourage our customers to utilize multiple locations throughout our dealership networks.

•                       Management by Dealership Units.  We measure and manage the business operations of each of our dealerships according to the specific business units operating at that location.  At each of our dealerships, we operate one or more of the following business units: new sales, used sales, parts, service, leasing/rental and/or financial services.  We believe that this system minimizes profit cannibalization across business units, thereby enhancing the profitability of all aspects of a dealership and increasing our overall operating margins.  Operating goals are established annually and managers are rewarded for performance accordingly.

•                       Integrated Management Information Systems.  In order to efficiently operate separate business units within each dealership, we rely upon our management information systems to determine and monitor appropriate inventory levels and product mix at each Rush Center.  Each Rush Center maintains a centralized real-time inventory tracking system that is accessible simultaneously by all locations. Our automated reordering system assists each Rush Center in maintaining the proper inventory levels and permits inventory delivery to each location, or directly to customers, typically within 24 hours from the time the order is placed.  In addition, by actively monitoring market conditions, assessing product and expansion strategies and remaining abreast of changes within the market, we are able to proactively address market-by-market changes by realigning and, if necessary, adding product lines and models.

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

•                       Expansion of Product Offerings and Capabilities. We intend to continue to expand our product lines within our Rush Truck and Rush Equipment Centers by adding those product categories which are both complementary to our Peterbilt and John Deere product lines and well-suited to the Rush operating model. Historically, we expanded into the construction equipment industry based on a common customer base among our heavy-duty truck and construction equipment purchasers.  We have also introduced trailer repair and maintenance services at many of our Rush Truck Centers.  Other recent product line expansions include introducing cranes into our Rush Equipment Centers and Peterbilt Class 6 and Class 7 medium duty trucks into our Rush Truck Centers.

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

•                       Open New Rush Truck and Equipment Centers in Existing Markets.  We believe that there are opportunities to increase our share of the heavy-duty truck and construction equipment markets by introducing our one-stop centers to under-served markets within the southwest United States and within Michigan. Additional dealerships would enable us to enhance revenues from our existing customer base as well as increase the awareness of the Rush brand name for new buyers. We believe there would also be opportunities for cost savings by integrating the inventory management and operations of these new locations with those of our existing networks.

•                       Expand into New Geographic Areas.  We plan to continue to expand our Rush Truck and Rush Equipment Center networks by acquiring additional dealerships in geographic areas contiguous to our current operations or otherwise strategically located along major interstate highways.  Thus far, we have successfully expanded our presence from our Texas base into the southwest and, more recently, into Michigan, Arizona, New Mexico and California.  We believe the geographic diversity of our networks has significantly expanded our customer base while ameliorating the effects of certain local economic cycles. Geographic diversification supports the sale of heavy-duty trucks, construction equipment and related parts by allowing us to allocate our inventory among the geographic regions we serve based on market demand.

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

Properties

A Rush Truck Center and Rush Equipment Center may be comprised of one or more locations, generally in close proximity, in the same city.  The following is a list of our Rush Truck and Rush Equipment Center locations as of December 31, 2001:

Property	Location	Owned or Leased	Date Acquired or Occupied	Description of Activity
Rush Truck Centers
Arizona:
Rush Truck Center of Phoenix	Phoenix, Arizona	Owned	1999	New, used, parts, service, body and financial
Rush Truck Center of Tucson	Tucson, Arizona	Owned	1999	New, used, parts, service, and financial
Rush Truck Center of Flagstaff	Flagstaff, Arizona	Leased	1999	Parts and service
Rush Truck Center of Chandler	Chandler, Arizona	Leased	1999	Parts
California:
Rush Truck Center of Pico Rivera	Pico Rivera, California	Leased	1994	New, used, parts, service, body, financial, and leasing operations for truck center
Rush Truck Center of Fontana	Fontana, California	Owned	1994	New, used, parts, service, body and financial
Rush Truck Center of Sylmar	Sylmar, California	Owned	1999	New, used, parts, service, and financial
Rush Truck Center of San Diego	San Diego, California	Leased	1999	New, used, parts, service, body and financial
	San Diego, California	Leased	1999	Leasing
Rush Truck Center of Escondido	Escondido, California	Leased	1999	New, used, parts, service, and financial
Rush Truck Center of El Centro	El Centro, California	Leased	1999	New, used, parts, service, and financial
Colorado:
Rush Truck Center of Denver	Denver, Colorado	Owned	2000	New, used, parts, service, body and financial
Rush Truck Center of Greeley	Greeley, Colorado	Leased	1997	New, used, parts, service, and financial
Louisiana:
Rush Truck Center of Bossier City	Bossier City, Louisiana	Owned	1994	New, used, parts, service, body, and financial
New Mexico:
Rush Truck Center of Albuquerque	Albuquerque, New Mexico	Leased	1999	New, used, parts, service, body, and financial
Rush Truck Center of Las Cruses	Las Cruses, New Mexico	Leased	2001	Parts and service
Oklahoma:
Rush Truck Center of Tulsa	Tulsa, Oklahoma	Leased	1998	New, used, parts, service, body, and financial
	Tulsa, Oklahoma	Owned	1995	Parts and service
	Tulsa, Oklahoma	Leased	1995	Body
Rush Truck Center of Oklahoma City	Oklahoma City, Oklahoma	Owned	1995	New, used, parts, service, body, and financial
Rush Truck Center of Oklahoma City	Oklahoma City, Oklahoma	Owned	1995	Leasing
Rush Truck Center of Ardmore	Ardmore, Oklahoma	Leased	2000	Parts
Perfection Equipment, Inc.	Oklahoma City, Oklahoma	Owned	2001	Parts and service
Perfection Equipment, Inc.	Oklahoma City, Oklahoma	Leased	2001	Parts and service
Perfection Equipment, Inc.	Oklahoma City, Oklahoma	Leased	2001	Parts and service
Texas:
Rush Truck Center of San Antonio	San Antonio, Texas	Owned	1973	New, used, parts, service, body, and financial
Rush Truck Center of Houston	Houston, Texas	Owned	2000	New, used, parts, service, and financial
	Houston, Texas	Owned	1985	Body
	Houston, Texas	Owned	1992	Leasing, parts, service, and tire store
Rush Truck Center of Sealy	Sealy, Texas	Owned	2000	New, used, parts, service, body, and financial
Rush Truck Center of Laredo	Laredo, Texas	Owned	1999	New, used, parts, service, body and financial
Rush Truck Center of Lufkin	Lufkin, Texas	Owned	1992	New, used, parts, service, body, and financial
Rush Truck Center of Pharr	Pharr, Texas	Owned	1997	New, used, parts, service, body, and financial
Rush Truck Center of Austin	Austin, Texas	Leased	1999	New, used, parts, service, and financial
Rush Truck Center of El Paso	El Paso, Texas	Owned	2001	New, used, parts, service, body, and financial

Rush Equipment Centers
Michigan:
Rush Equipment Center of Traverse City	Traverse City, Michigan	Leased	1998	New, used, parts, service, and financial
Rush Equipment Center of Ellsworth	Ellsworth, Michigan	Leased	1998	New, used, parts, service, and financial
Rush Equipment Center of Grand Rapids	Grands Rapids, Michigan	Leased	1998	New, used, parts, service, and financial
Rush Equipment Center of Lansing	Lansing, Michigan	Leased	1999	New, used, parts, service, and financial
Rush Equipment Center of Flint	Flint, Michigan	Leased	1999	New, used, parts, service, and financial
Rush Equipment Center of Pontiac	Pontiac, Michigan	Leased	1999	New, used, parts, service, and financial
Texas:
Rush Equipment Center of Houston	Houston, Texas	Owned	1997	New, used, parts, service, and financial

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

New Truck Sales.  New heavy-duty truck sales represent the largest portion of our business, accounting for approximately $377.3 million, or approximately 48.1%, of our total revenues for 2001.  Rush Truck Centers primarily sell new Class 8 heavy-duty Peterbilt trucks, which constitute more than 93% of all new trucks sold by us.  A new Peterbilt Class 8 heavy-duty truck typically sells at a premium, within a typical price range of $65,000 to $115,000, as compared to other Class 8 heavy-duty trucks which typically sell within a price range of $57,000 to $110,000.  The average delivery times for custom-ordered new Peterbilt trucks can vary between 30 days to six months.  We also sell Class 7 Peterbilt trucks, Peterbilt refuse chassis and cement mixer chassis, GMC medium-duty trucks and, at our Oklahoma Rush Truck Centers, Volvo Class 8 heavy-duty trucks.  Our customers use heavy-duty trucks to haul virtually all materials, including general freight, petroleum, wood products, refuse and construction materials for both over-the road and off-road applications.

Approximately 65% of our new truck sales are to fleet customers (defined as customers who purchase more than five trucks in any single 12-month period).  Because of our large size, strong relationships with our fleet customers and ability to handle large quantities of used truck trade-ins, we are able to successfully market and sell to fleets nationwide.  We believe that we have a competitive advantage over most other dealers in that we can absorb multi-unit trade-ins often associated with fleet sales of new trucks and effectively disperse the used trucks for resale throughout our dealership network. We believe that our attention to customer service and our broad range of trucking services, including our ability to offer truck financing and insurance to our customers, has resulted in a high level of customer loyalty.  Management believes that greater than 80% of our truck sales during 2001 were to repeat customers.

Used Truck Sales.  Used truck sales accounted for approximately $60.9 million, or approximately 7.8%, of our total revenues for 2001.  We primarily sell used Class 8 heavy-duty trucks manufactured by the leading truck manufacturers in the industry, including Peterbilt, Kenworth Truck Co., a division of PACCAR, Inc. (“Kenworth”), Freightliner Corporation, a subsidiary of Daimler Chrysler AG (“Freightliner”), Mack Trucks, Inc. (“Mack”) and Navistar International Corporation (“Navistar”).  Our management believes that we are well positioned to market used heavy-duty trucks due to our ability to recondition used trucks for resale utilizing the parts and service departments at our Rush Truck Centers and to reallocate our used truck inventory from one Rush Truck Center to another in order to satisfy customer demand. A majority of our used truck fleet is comprised of trucks taken as trade-ins from new truck customers to be used as all or part of such customer’s down payment, with the remainder of our used truck fleet being purchased from third parties for resale.

Truck Parts and Service.  Truck-related parts and service revenues accounted for approximately $178.2 million, or approximately 22.7%, of our total revenues for 2001.  We are the sole authorized Peterbilt parts and accessories supplier in each of the markets serviced by our Rush Truck Centers.  The parts business augments our sales and service functions and is a source of recurring revenue.  Each Rush Truck Center carries in its inventory a wide variety of Peterbilt and other truck parts, with an average of approximately 5,000 items from over 50 suppliers at each location.  Rush Truck Centers offer “menu” pricing of service and body shop functions and offer expedited service at a premium price for certain routine repair and maintenance functions.

Our Rush Truck Centers also feature various combinations of fully-equipped service and body shop facilities, the configuration of which may vary by location, capable of handling a broad range of truck repairs on most makes and classes of trucks.  Each Rush Truck Center is a Peterbilt designated warranty service center and most are also authorized service centers for other manufacturers, including Caterpillar, Inc., Cummins Engine, Inc., Detroit Diesel Corporation, Eaton Corporation and Rockwell International Corporation.  We have a total of approximately 450 service bays, including 15 paint bays, throughout our Rush Truck Center network

We perform both warranty and non-warranty service work, with the cost of the warranty work being reimbursed by the manufacturer at retail consumer rates. We estimate that approximately 25% of our truck service functions are performed under manufacturers’ warranties.  All service performed at our Rush Truck Centers is done by technicians who have been certified by our suppliers.  We have a multi-year prepaid program for certain truck maintenance services under the “Rush” brand name, with guaranteed pricing and priority service at Rush Truck Centers.  We believe that this program increases customer traffic, customer loyalty and enhances service and parts revenue.

Rush Equipment Center Division

Our Rush Equipment Center Division is the operating division responsible for sales of new and used construction equipment as well as related parts and services.

New Construction Equipment Sales.  New construction equipment sales accounted for approximately $56.2 million, or approximately 7.2%, of our total revenues for 2001.  Our Rush Equipment Centers carry a complete line of John Deere construction equipment.  A new piece of John Deere construction equipment typically ranges in price from $20,000 for a skidsteer to $500,000 for an excavator.  We augment our John Deere product line by also carrying a full line of complementary construction equipment manufactured by other suppliers.  We sell to a diverse customer base including residential and commercial construction businesses, utility companies, government agencies, and various petrochemical, industrial and material supply businesses.  We believe that many of our Rush Truck Center customers also utilize construction equipment, and we aggressively market our construction equipment product offerings to these customers as well as to the regional truck fleets that we serve.

We believe that John Deere’s reputation for manufacturing quality construction equipment attracts new and repeat customers who value lower maintenance and repair costs and a higher residual value at trade-in.  We augment this product loyalty with an operating strategy similar to our Rush Truck Centers which focuses on providing fast, reliable service in a familiar setting.  As we expand our geographic presence, we believe that our operating strategy will enable us to both increase our customer base and to generate repeat business for all product offerings.

Used Construction Equipment Sales. Used construction equipment sales accounted for approximately $10.1 million, or approximately 1.3%, of our total revenues for 2001.  We sell used construction equipment manufactured by several of the leading manufacturers, including John Deere, Case Corporation (“Case”), Caterpillar, and  Komatsu, Ltd. (“Komatsu”).  The majority of our used construction equipment inventory is derived from our rental fleet, and the remainder taken as trade-ins from our construction equipment customers, which affords us the opportunity to use our parts and service departments for reconditioning of used equipment.

Construction Equipment Parts and Service.  Construction equipment-related parts and service revenues accounted for approximately $23.9 million, or approximately 3.0%, of our total revenues for 2001.  Each Rush Equipment Center carries in its inventory a wide variety of John Deere and other parts, with over 12,000 items from over 15 suppliers at most locations.  We are the sole authorized John Deere parts and accessories supplier in each of our construction equipment markets.  We also maintain a fully equipped John Deere designated warranty service operation capable of handling repairs on most types of construction equipment at each of our Rush Equipment Centers.  We augment this presence with field service trucks and technicians who are capable of making on-site repairs at our customers’ location.

Rush Leasing and Rental Division

Our Rush Leasing and Rental Division is the operating division responsible for the leasing and rental of heavy-duty trucks and construction equipment.

Truck Leasing and Rental.  Truck leasing and rental revenues accounted for approximately $31.2 million, or approximately 4.0%, of our total revenues for 2001.  We engage in full-service Peterbilt truck leasing under the PacLease trade name at eight of our Rush Truck Centers and are the largest PacLease dealer in the United States.  One of the benefits of our leasing and rental division is that such customers provide an additional “captive” market for our parts and service operations by creating additional parts sales and service work at Rush Truck Centers for trucks leased or rented by such customers.  All of our leases require all parts sales, service and maintenance for the leased trucks to be performed at our facilities (or at facilities outside our service area, as we direct). Trucks subject to shorter term rentals are also generally serviced at our facilities. We have increased our lease and rental fleet, including contract maintenance, from less than 100 trucks in 1993 to approximately 1,015 trucks at December 31, 2001.  As of December 31, 2001, we owned approximately 52% of our lease and rental fleet, and leased the remaining trucks in our fleet directly from Peterbilt.  Currently, the average age of trucks in our lease and rental fleet is approximately 28 months.  Generally, we hold trucks in our lease and rental fleet for approximately five years and then sell such used trucks to the public through our used sales operations at our Rush Truck Centers. Historically we have realized gains on the sale of such trucks in excess of the cost of the purchase option contained in our leases with Peterbilt or the book value of trucks owned by the Company.  Based on industry conditions, we expect these gains to be minimal in 2002, which will adversely affect the profitability of this division.

Construction Equipment Rental.  Construction equipment rental revenues accounted for approximately $4.1 million, or approximately 0.5%, of our total revenues for 2001.  Our rental contracts require that all parts sales, service and maintenance for our rental construction equipment be performed at our facilities or at other facilities as we direct.  Thus, construction equipment rental customers create additional parts sales and service work at our Rush Equipment Centers.  Our construction equipment rental fleet consisted of approximately 213 pieces of equipment as of December 31, 2001.  Currently, the average age of the construction equipment in our rental fleet is approximately 13 months.

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

We offer our customers products that assist them in purchasing new or used trucks and construction equipment.  This division, net of charge backs, accounted for approximately $5.5 million, or approximately 0.7%, of our total revenues for 2001, down from $7.4 million or 0.8% of our total 2000 revenues. Finance and insurance revenues are directly related to the sale of new and used trucks and construction equipment and will be adversely affected in 2002 should the sales decreases predicted for these industries be accurate. Finance and insurance revenues have limited direct costs and, therefore, contribute a disproportionate share of operating profits.

New and Used Truck and Construction Equipment Financing.  Through Citicapital, and PACCAR Financial, we arranged customer financing for approximately $115.6 million, or 26.4%, of our total new and used truck sales in 2001, a decrease of 17.3% from approximately $139.7 million in 2000.  Approximately 57% of these truck finance contracts related to new truck sales and the remainder related to used truck sales.  Generally, truck finance contracts are memorialized through the use of installment contracts, which are secured by the trucks financed, and generally require a down payment of 10% to 30% of the value of the financed truck, with the remaining balance financed over a two-to five-year period.

In addition, through The CIT Group, Citicapital, John Deere Credit and others, we arranged customer financing for approximately $34.3 million, or approximately 51.8%, of our total new and used construction equipment sales in 2001.  Approximately 75% of these construction equipment finance contracts related to new construction equipment sales and the remainder related to used construction equipment sales.  Generally, construction equipment finance contracts are memorialized through the use of installment or lease contracts, which are secured by the construction equipment financed, and generally require a down payment of 0% to 10% of the value of the financed piece of construction equipment, with the remaining balance being financed over a three-to five-year period.  All finance contracts for construction equipment are assigned without recourse.

Our aggregate liability for repossession losses, excluding interest chargebacks, resulting from defaults is limited to $750,000 per year for contracts sold to Citicapital and $500,000 per year for contracts sold to PACCAR Financial.  Historically, our losses have been significantly less than the amount of our total maximum recourse liability.  We experience no repossession loss on construction equipment finance contracts that we originate because such contracts are sold to third parties without recourse.

Insurance Agency Services.  We sell a complete line of property and casualty insurance, including collision and liability insurance on trucks, cargo insurance, standard automobile liability insurance, life insurance, credit life insurance and health insurance, workers’ compensation insurance and homeowners’ insurance. Our agents are licensed in the states of Texas, Colorado, California, Oklahoma, Louisiana, Arkansas, New Mexico and Alabama to sell insurance for various insurance companies, including Citicapital Insurance and Motors Insurance Corporation, a subsidiary of GMC.  While our focus is on trucking-related insurance products marketed to our customers, we also sell non-trucking related insurance products to our customers as well as to the general public. We experienced an average renewal rate of 75% during 2001.

Rush Retail Division

Our Rush Retail Division is the operating division responsible for our investments in retail stores, which offer a broad range of supplies for farm and ranch owners.

Our Rush Retail Division operates our D&D Farm and Ranch Supermarkets, which serve the greater San Antonio, Houston and Dallas/Fort Worth, Texas areas.  Building on our “one-stop” strategy, our D&D Farm and Ranch Supermarket offers a wide variety of indoor and outdoor farm and ranch supplies, clothing, tack, hardware and, among other items, horse trailers.  Our Retail Division accounted for approximately $40.8 million, or approximately 5.2%, of our total revenues for 2001.

Sales and Marketing

Our established expansion and acquisition strategy and long history of operations in the heavy-duty truck business have resulted in a strong customer base that is diverse in terms of geography, industry and scale of operations. Our Rush Truck Center customers include owner-operators, regional and national fleets, corporations and local governments.  During 2001, no single Rush Truck Center customer accounted for more than 5% of our total truck sales by dollar volume.  Our Rush Equipment Centers’ customer base is similarly diverse and, during 2001, no single Rush Equipment Center customer accounted for more than 3% of our total construction equipment sales by dollar volume.  We generally promote our products and related services through our sales staff, trade magazine advertisements and attendance at industry shows.

We believe that the consistently reliable service received by our customers and our longevity and geographic diversity have resulted in increased market recognition of the “Rush” brand name and have served to reinforce customer loyalty and continuing customer relationships. During 2001, approximately 80% of our truck sales were to previous or existing customers.  In an effort to enhance our name recognition and to communicate the standardized high level of quality products and services provided at our Rush Centers, we implement our brand name concept at each of our dealerships, such that each of our dealerships is identified as either a Rush Truck Center or Rush Equipment Center. Currently, we are making a concerted effort to target our products and services to existing truck customers that are also involved in the construction business.  For example, in Houston, Texas we believe that approximately 40% of our Rush Truck Center customers have also been customers at the Houston Rush Equipment Center.

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

General managers annually prepare detailed monthly forecasts and monthly profit and loss statements based upon historical information and projected trends and an element of each general manager's compensation is determined by meeting or exceeding these operating plans. During the year, general managers regularly review their facility’s progress with senior management and make appropriate adjustments as needed. All employees of the Company undergo annual performance evaluations.

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

The Company purchases all of its John Deere construction equipment inventory and John Deere parts directly from John Deere.  All other construction equipment manufacturers’ parts and accessories are purchased through wholesale vendors by the Company.  Management believes as the network of Rush Equipment Centers is developed, the Company will be able to negotiate favorable price terms through volume purchasing, thereby achieve a competitive pricing position in the industry.

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

Recent Acquisitions

In November 2001, the Company acquired the assets of Perfection Equipment Company, Inc. (Perfection). Perfection’s primary lines of business are oil and gas up-fitting, medium duty truck accessory and up-fitting, and parts distribution. The transaction was valued at approximately $4.2 million with the purchase price paid in cash.

In August 2001, the Company purchased substantially all of the assets of El Paso Great Basin Trucks, Inc. (El Paso Trucks), which consisted of two dealership locations in El Paso, Texas and Las Cruces, New Mexico.  El Paso Trucks primary line of business is the sale of new Peterbilt and used heavy-duty trucks, parts and service. The transaction was valued at approximately $2.5 million with the purchase price paid in cash.

In September 2000, the Company purchased the assets of Smith Brothers Catalogs, Inc., and its’ online western superstore located at Smithbros.com (collectively “Smithbros”).  The acquisition provides Rush with Smith Brothers’ inventory, fixed assets, current list of over 120,000 customers and the technology to offer D&D’s expansive inventory through a catalog and online.  Smith Brothers is located on IH 35 in Denton, Texas.  The transaction was valued at approximately $2.3 million with the purchase price paid in cash.

Competition

There is, and will continue to be, significant competition both within our current markets and in the new markets which we may enter.  We anticipate that competition between us and other dealers will continue to increase in both our current markets and on a national level, based on:

•                  the accessibility of dealership locations;

•                  the number of dealership locations;

•                  price, value, quality and design of the products sold; and

•                  attention to customer service (including technical service).

Our heavy-duty truck products compete with Class 8 and Class 7 trucks made by other manufacturers and sold through competing independent and factory-owned truck dealerships, including trucks manufactured by Navistar, Mack, Freightliner, Kenworth, Volvo, Ford Motor Company, Western Star Truck Holdings, Ltd., and other manufacturers.  Kenworth heavy-duty trucks, which are distributed through a different, competing dealer network, are also manufactured by PACCAR, Peterbilt’s parent company.  Our construction equipment products compete with construction equipment manufactured by Case, Caterpillar and Komatsu, as well as other manufacturers.  We believe that we are competitive in all of the dealer categories identified above, and that we are able to compete with manufacturer-dealers, independent dealers and wholesalers, rental service companies and industrial auctioneers in distributing our products on the basis of overall product quality and reputation; “Rush” name recognition and reputation for reliability; and our ability to provide comprehensive full parts and service support, as well as financing, insurance and other customer services.

Dealership Agreements

Peterbilt.  We have entered into non-exclusive dealership agreements with Peterbilt which authorize us to act as a dealer of Peterbilt heavy-duty trucks.  Our areas of responsibility currently encompass 36 locations in the states of California, Colorado, Texas, Oklahoma, Louisiana, Arizona and New Mexico.  These dealership agreements have current terms expiring between October 2002 to August 2004 and impose certain operational obligations and financial requirements upon us and our dealerships.  These agreements are terminable by Peterbilt upon a change of control of the Company, as such term is described in each agreement, and grant Peterbilt certain rights of first refusal relating to any sale or transfer by us of our dealership locations or if certain Rush family members desire to sell more than 100,000 shares of our voting common stock within a 12 month period to anyone other than family members or certain other specified persons. Any termination or non-renewal of these dealership agreements by Peterbilt must follow certain guidelines established by both state and federal legislation designed to protect dealers, such as us, from arbitrary termination or non-renewal of franchise agreements. The Automobile Dealers Day in Court Act and other similar state laws provide that the termination or non-renewal of a dealership agreement must be done in “good faith” and upon a showing of “good cause” by the manufacturer for such termination or non-renewal, as such terms have been defined by statute and case law.

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

Other Truck Suppliers.  In addition to our truck dealership agreements with Peterbilt, we are also an authorized dealer for Volvo at our Rush Truck Centers in Oklahoma City and Tulsa, Oklahoma, and have non-exclusive dealership agreements with GMC for the sale of GMC medium-duty trucks at our Rush Truck Centers in San Antonio, Texas, and Oklahoma City and Tulsa, Oklahoma.  Sales of Volvo and GMC trucks accounted for less than 1.0% of our total revenues for 2001. The Volvo dealership agreement is effective through March 31, 2003 and is renewable annually unless terminated by Volvo as a result of a material breach of the agreement by us.  The GMC dealership agreement is effective through October 31, 2005.  Both the GMC and Volvo agreements impose operating requirements upon us and require consent from the affected supplier for sale or transfer of either such agreement.

Other Construction Equipment Suppliers.  In addition to John Deere, we are an authorized dealer for suppliers of other construction equipment.  The terms of such arrangements vary, but most of these dealership agreements contain termination provisions allowing the supplier to terminate the agreement after a specified notice period (usually 180 days).

Floor Plan Financing

Heavy-Duty Trucks.  We finance substantially all of our new truck inventory and 75% of the loan value of our used truck inventory, under a floor plan arrangement with GMAC.  As of December 31, 2001, we had approximately $58.2 million outstanding under our GMAC floor plan arrangement.  Our GMAC floor plan facility has no expiration date and generally is renegotiated annually. The current interest rate is the prime rate less 65 basis points.

Construction Equipment.  We finance substantially all our new construction equipment inventory under floor plan facilities with John Deere and with Citicapital.  Our John Deere facility has no set expiration date and its interest rate is the prime rate plus one quarter of one percent.  Our Citicapital facility expires September 2002 and the current interest rate is the prime rate less three-quarters of one percent.  As of December 31, 2001, we had $18.4 million and $8.7 million, respectively, outstanding under the floor plan arrangements with John Deere and Citicapital.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

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

Backlog

At December 31, 2001 and 2000, the Company's backlog of truck orders was approximately $75.0 million and $80.0 million, respectively. The Company includes in backlog only confirmed orders. It takes between 60 days and six months for the Company to receive delivery from PACCAR once an order is placed. The Company expects to fill at least 90% of these orders by the end of 2002. The Company sells approximately 75% of its new heavy-duty trucks by customer special order, with the remainder sold out of inventory. Included in the Company's backlog as of December 31, 2001 and 2000 are orders from a number of the Company's major fleet customers.

Environmental Standards and Other Governmental Regulations

Our operations are subject to numerous federal, state and local laws and regulations, including laws and regulations designed to protect the environment and to regulate the discharge of materials into the environment, primarily relating to our service operations.

The Environmental Protection Agency (EPA), has mandated that heavy-duty engine manufacturers meet new, stricter emissions guidelines, regarding nitrous oxides, for all engines built subsequent to October 1, 2002.  The Company expects that these new guidelines will increase the price of a new heavy-duty truck approximately $3,000 to $8,000 per unit and possibly reduce the operating efficiency and life of the truck.  As a result, the Company anticipates stronger than expected truck sales during the second and third quarters of 2002 as customers attempt to make purchases under the current emission laws.  The Company also anticipates a short-term decline in truck sales subsequent to October 1, 2002, the effective date of the new emission laws.

Product Warranties

Both Peterbilt and John Deere provide the retail purchasers of their products with a limited warranty against defects in materials and workmanship, excluding certain specified components which are separately warranted by the suppliers of such components.  We do not undertake to provide any warranty to our customers.

We generally sell our used trucks and construction equipment “as is” and without manufacturer’s warranty, although manufacturers sometimes will provide a limited warranty on their used products if they have been properly reconditioned prior to resale or if the manufacturer’s warranty on such product is transferable and has not yet expired.  We do not undertake to provide any warranty to our used truck or construction equipment customers.

Trademarks

The Peterbilt, John Deere, Volvo and GMC trademarks and trade names, which are used in connection with our marketing and sales efforts, are subject to a limited license by us from each of the respective manufacturers.  These names are recognized internationally and are important in the marketing of our products. Each licensor engages in a continuous program of trademark and trade name protection in its marketing areas. We hold a registered trademark with the U. S. Patent and Trademark Office for the name “Rush.”

Employees

At December 31, 2001, we employed approximately 1,900 people. We have no contracts or collective bargaining agreements with labor unions and have never experienced work stoppages. We consider our relations with our employees to be good.

Termination of Dealership Agreements Upon a Change of Control

A substantial percentage of our revenues is derived from sales of Peterbilt trucks and John Deere products.  Therefore, our business is highly dependant on the PACCAR and John Deere dealership agreements, which authorize us to sell Peterbilt and John Deere products in our market areas.  Our dealership agreements with PACCAR are terminable by PACCAR in the event the aggregate voting power of Mr. W. Marvin Rush (Mr. Rush) and his family decreases below 30% with respect to the election of directors.  The John Deere dealership agreements would similarly be terminable by John Deere if the aggregate voting power of Mr. Rush and his family were to decrease below 25%.  As of March 31, 2002, Mr. Rush and his family beneficially owned 2,759,574 shares of Common Stock, or approximately 39.4% of the outstanding voting power.  The Company has no control over the transfer or disposition of the shares of Common Stock by Mr. Rush or by Mr. Rush's estate.  If Mr. Rush were to sell his Common Stock or bequest his Common Stock to non-family members or if Mr. Rush's estate were required to liquidate shares of Common Stock of the Company to pay estate taxes or otherwise, the change of control provisions of the dealership agreements described above would be triggered and could cause the Company to lose its critical right to sell Peterbilt and John Deere products.  Any loss of rights under its dealership agreements would have a severely adverse effect on the Company's results of operations.

Item 2.  Properties

See Properties section in Item 1 on pages 11 and 12 hereof.

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

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company’s shareholders during the fourth quarter of the fiscal year ended December 31, 2001.

PART II

Item 5.  Market for Registrant’s Common Stock and Related Shareholder Matters

The Company’s common stock, $0.01 par value (“Common Stock”), has been listed for quotation on the Nasdaq National Market (“NASDAQ/NMS”) under the symbol “RUSH.” since June 7, 1996, the date of the Company’s initial public offering.  The following table sets forth the high and low closing sales prices for the Common Stock for the fiscal periods indicated, as reported by the Nasdaq/NMS.  The quotations represent prices in the over-the-counter market between dealers in securities, do not include retail markup, markdown or commissions and may not necessarily represent actual transactions.

	High	Low
Fiscal 2001:
First quarter	$4.94	$3.75
Second quarter	$6.40	$3.63
Third quarter	$8.18	$5.26
Fourth quarter	$7.60	$5.20

Fiscal 2000:
First quarter	$14.13	$6.69
Second quarter	$8.43	$5.50
Third quarter	$6.95	$5.50
Fourth quarter	$5.94	$3.50

As of March 28, 2001, there were approximately 65 record holders of Common Stock and approximately 1,300 beneficial holders of Common Stock.

The Board of Directors intends to retain any earnings of the Company to support operations and to finance expansion and does not intend to pay cash dividends on the Common Stock in the foreseeable future.  Any future determination as to the payment of dividends will be at the discretion of the Board of Directors of the Company and will depend on the Company’s financial condition, results of operations, capital requirements and such other factors as the Board of Directors deems relevant.

Item 6.  Selected Consolidated Financial and Operating Data

The following Selected Consolidated Financial and Operating Data relating to the Company has been taken or derived from the Consolidated Financial Statements and other records of the Company. The consolidated statements of income and consolidated balance sheets for each of the five years in the period ended December 31, 2001, have been audited by Arthur Andersen LLP, independent public accountants.  The Consolidated Financial and Operating Data presented below may not be comparable between periods in all material respects or indicative of the Company's future financial position or results of operations due primarily to acquisitions which occurred during the periods presented, including the acquisition of the Company's Colorado (March 1997), Arizona and New Mexico (October 1999), California (December 1999), El Paso, Tx (August 2001) and Perfection Equipment (November 2001) heavy-duty truck operations, and the Company’s acquisitions of the Houston, Texas (October 1997), western Michigan (September 1998) and eastern Michigan (September 1999) John Deere construction equipment centers and the acquisition of the Rush retail center in March of 1998 and September of 2000 . See Note 15 to the Company's Consolidated Financial Statements for a discussion of such acquisitions. The Selected Consolidated Financial and Operating Data should be read in conjunction with the Company's Historical Consolidated Financial Statements and related notes and other financial information included elsewhere herein. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

	Year Ended December 31,
	1997	1998	1999	2000	2001
	(in thousands)
SUMMARY OF INCOME
STATEMENT DATA
Revenues
New and used truck sales	$290,495	$422,754	$554,571	$571,159	$438,143
Parts and service	78,665	108,024	130,548	177,874	202,051
Construction equipment sales	7,518	35,402	62,042	77,685	66,141
Retail sales	—	13,895	18,573	30,245	40,787
Lease and rental	14,761	18,594	25,375	29,143	27,671
Finance and insurance	6,026	11,432	13,581	7,437	5,490
Other	1,904	2,627	3,714	3,365	3,995
Total revenues	399,369	612,728	808,404	896,908	784,278
Cost of products sold	334,583	508,242	673,563	742,522	634,983
Gross profit	64,786	104,486	134,841	154,386	149,295
Selling, general and administrative	50,618	75,849	93,502	123,848	121,632
Depreciation and amortization	2,977	4,813	6,162	9,449	10,720
Write down of Internet and catalogue business	—	—	—	—	927
Operating income	11,191	23,824	35,177	21,089	16,016
Interest expense, net	2,513	5,884	8,185	16,068	11,715
Gain (loss) on sale of assets	—	57	(49)	520	1,135
Income before income taxes	8,678	17,997	26,943	5,541	5,436
Provision for income taxes	3,298	7,200	10,777	2,216	2,174
Net income	$5,380	$10,797	$16,166	$3,325	$3,262

	Year Ended December 31,
	1997	1998	1999	2000	2001

OPERATING DATA
Number of locations --	17	28	43	47	44
Unit truck sales --
New trucks	3,040	4,315	5,366	5,817	4,340
Used trucks	1,952	2,087	2,156	2,140	1,907
Total unit trucks sales	4,992	6,402	7,522	7,957	6,247
Construction equipment unit sales --
New units	90	227	715	915	777
Used units	35	120	319	325	261
Total construction equipment unit sales	125	347	1,034	1,240	1,038
Total finance contracts sold (in thousands)	$94,849	$204,400	$283,569	$176,345	$149,906
		0	9	5	6
Truck lease and rental units	628	667	870	924	1,015

	Year Ended December 31,
	1997	1998	1999	2000	2001
	(in thousands)
BALANCE SHEET DATA
Working capital	$18,364	$15,712	$2,843	$(2,539)	$1,628
Inventories	66,757	107,140	173,565	177,415	114,305
Total assets	155,478	220,700	365,696	388,874	338,211
Floor plan financing	63,268	89,212	150,862	146,272	85,300
Line-of-credit borrowings	20	10	13,050	33,779	22,459
Long-term debt, including current portion	25,181	39,259	71,780	90,986	98,170
Shareholders' equity	42,072	52,869	74,852	78,177	81,439

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Certain statements contained in this Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Form 10-K are “forward-looking statements” within the meaning of the Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended.  Specifically, all statements other than statements of historical fact included in this Form 10-K regarding the Company’s financial position, business strategy and plans and objectives of management of the Company for future operations are forward-looking statements.  These forward-looking statements are based on the beliefs of the Company’s management as well as assumptions made by and information currently available to the Company’s management.  When used in this report, the words “anticipate,” “believe,” “estimate,” “expect” and “intend” and words or phrases of similar import, as they relate to the Company or its subsidiaries or Company management, are intended to identify forward-looking statements.  Such statements reflect the current view of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions related to certain factors including, without limitation, competitive factors, general economic conditions, cyclicality, economic conditions in the new and used truck and construction equipment markets, customer relations, relationships with vendors, the interest rate environment, governmental regulation and supervision, seasonality, distribution networks, product introductions and acceptance, technological change, changes in industry practices, onetime events and other factors described herein and in the Company’s Registration Statement on Form S-1 (File No. 333-03346) and in the Company’s annual, quarterly and other reports filed with the Securities and Exchange Commission (collectively, “cautionary statements”).  Although the Company believes that its expectations are reasonable, it can give no assurance that such expectations will prove to be correct.  Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected, or intended.  All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the applicable cautionary statements.  The Company does not intend to update these forward-looking statements.

We are a full-service, integrated retailer of premium transportation and construction equipment and related services.  As the leading supplier of Peterbilt trucks, we accounted for approximately 21.7% of all new Peterbilt trucks sold in the United States in 2001.  In 1997, we acquired our first John Deere construction equipment dealership in Houston, Texas and have grown to become a major supplier of John Deere construction equipment.  Through our strategically located networks of Rush Truck Centers and Rush Equipment Centers, we provide one-stop service for the needs of our customers, including retail sales of new and used transportation and construction equipment, as well as after-market parts sales, service and repair facilities and financing, leasing/rental, and insurance services.

Our Rush Truck Centers are principally located in high traffic areas along the southwestern corridor of the United States. Our Rush Equipment Centers are located in two of the top equipment sales markets

in the United States — Texas and Michigan.   We provide leasing and rental services through our Rush Leasing and Rental Division at our one-stop Rush Truck Centers and Rush Equipment Centers.  Retail financing of trucks and construction equipment, as well as a full line of insurance products, are arranged through our Rush Financial and Insurance Division.  Our Rush Retail Division has developed the one-stop shopping strategy for our farm and ranch supply business.

Our business strategy, based upon providing the customer with competitively priced products supported with timely and reliable service, has enabled us since 1997 to increase revenues at a compounded annual growth rate of 18.4%.  We intend to continue to implement our business strategy, reinforce customer loyalty and remain a market leader by continuing to develop our Rush Truck Centers and Rush Equipment Centers as we extend our geographic focus through strategic acquisitions of new locations and expansions of our existing facilities.

All of our business operations are currently conducted through five separate divisions: the Rush Truck Center Division, the Rush Equipment Center Division, the Rush Leasing and Rental Division, the Rush Financial and Insurance Division and the Rush Retail Division.

Rush Truck Center Division.  Since commencing operations as a Peterbilt heavy-duty truck dealer over 35 years ago, we have grown to operate Rush Truck Centers at 35 locations which primarily sell Peterbilt Class 8 heavy-duty trucks in the states of Texas, Colorado, Oklahoma, California, Louisiana, Arizona and New Mexico. Our Rush Truck Centers are strategically located to take advantage of increased cross-border traffic between the United States and Mexico resulting from implementation of NAFTA in 1994.  During 2001, our Rush Truck Center Division accounted for approximately $612.0 million, or approximately 78.0%, of our total revenues.

Rush Equipment Center Division.  Since commencing operations as a John Deere dealer in 1997, we have grown to operate six Rush Equipment Centers located in Texas and Michigan.  We provide a full line of construction equipment for light to medium sized applications, with our primary products including John Deere backhoe loaders, hydraulic excavators, crawler-dozers and four wheel drive loaders.  During 2001, our Rush Equipment Center Division accounted for approximately $90.7 million, or approximately 11.6%, of our total revenues.

Rush Leasing and Rental Division.  We provide a broad line of product selections for lease or rent, including Class 8, Class 7 and Class 6 Peterbilt trucks, a full array of John Deere construction equipment products, including a variety of construction equipment trailers and heavy-duty cranes.  Our lease and rental fleets are offered primarily through our Rush Truck Centers and Rush Equipment Centers on a daily, monthly or long-term basis.   During 2001, our Rush Leasing and Rental Division accounted for approximately $35.3 million, or approximately 4.5%, of our total revenues.

Rush Financial and Insurance Division.  We offer third-party financing to assist customers in purchasing a new or used truck or piece of construction equipment.   Additionally, we sell a complete line of property and casualty insurance, including collision and liability insurance on trucks, cargo insurance, standard automobile liability coverages, and life insurance.  During 2001, our Rush Financial and Insurance Division accounted for approximately $5.4 million, or approximately 0.7%, of our total revenues.

Rush Retail Division.  During 1998, we created the Rush Retail Division in connection with our acquisition of D&D Farm and Ranch Supermarket, Inc. (“D&D”).  D&D is a one-stop shopping center for farm and ranch supplies, serving the greater San Antonio, Houston, and Dallas/Fort Worth, Texas areas. During 2001, our Rush Retail Division accounted for approximately $40.8 million, or approximately 5.2%, of our total revenues.

Critical Accounting Policies

The Company’s discussion and analysis of its financial condition and results of operations are based on the Company’s consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles.  The preparation of these consolidated financial statements requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  There can be no assurance that actual results will not differ from those estimates.  The Company believes the following accounting policies, which are described in Note 2 of Notes to Consolidated Financial Statements, affect its more significant judgements and estimates used in the preparation of its consolidated financial statements.

Inventories

Inventories are stated at the lower of cost or market value.  Cost is determined by specific identification for new and used truck and construction equipment inventory and by the first-in, first-out method for tires, parts and accessories.  An allowance is provided when it is anticipated that cost will exceed net realizable value.

Other Assets

Other assets consist primarily of goodwill related to acquisitions and other intangible assets.  As stated in Note 2,  FASB Statement No. 142, provides that goodwill and other intangible assets that have indefinite useful lives will not be amortized, but instead must be tested at least annually for impairment, and intangible assets that have finite useful lives should continue to be amortized over their useful lives.  Statement No. 142 also provides specific guidance for testing goodwill and other nonamortized intangible assets for impairment.  The Statement requires management to make certain estimates and assumptions in order to allocate goodwill to reporting units and to determine the fair value of reporting unit net assets and liabilities, including, among other things, an assessment of market condition, projected cash flows, interest rates and growth rates, which could significantly impact the reported value of goodwill and other intangible assets.  Statement No. 142 requires, in lieu of amortization, an initial impairment review of goodwill in 2002 and annual impairment test thereafter.  The Company currently does not expect to record an impairment charge upon completion of the initial impairment review.  However, there can be no assurance that at the time the review is completed an impairment charge will not be recorded.  The impact of adopting the Statement, effective January 1, 2002, will result in the cessation of goodwill amortization which approximates $1.4 million annually.  In addition, the Company is exposed to the possibility that changes in market conditions could result in significant impairment charges in the future, thus resulting in a potential increase in earnings volatility.

Revenue Recognition Policies

Income on the sale of vehicles and construction equipment (collectively, “unit”) is recognized when the seller and customer execute a purchase contract, delivery has occurred and there are no significant uncertainties related to financing or collectibility.  Finance income related to the sale of a unit is recognized over the period of the respective finance contract, based on the effective interest rate method, if the finance contract is retained by the Company.  During 1999, 2000 and 2001, no finance contracts were retained for any significant length of time by the Company but were generally sold, with limited recourse, to certain finance companies concurrent with the sale of the related unit.  Gain or loss is recognized by the Company upon the sale of such finance contracts to the finance companies, net of a provision for estimated repossession losses and early repayment penalties.  Lease and rental income is recognized over the period of the related lease or rental agreement.  Parts and services revenue is earned at the time the Company sells the parts to its customers, or at the time the Company completes the service work order related to service provided to the customer’s unit.  Payments received on prepaid maintenance plans are deferred as a component of accrued expenses and recognized as income when the maintenance is performed.  Retail revenue is earned at the time the Company sells the merchandise to its customer.

Results of Operations

The following discussion and analysis includes the Company's historical results of operations for 1999, 2000, and 2001.

The following table sets forth for the years indicated certain financial data as a percentage of total revenues:

	Year Ended December 31,
	1999	2000	2001
New and used truck sales	68.6%	63.6%	55.9%
Parts and service	16.1	19.8	25.8
Construction equipment sales	7.7	8.7	8.4
Retail sales	2.3	3.4	5.2
Lease and rental	3.1	3.3	3.5
Finance and insurance	1.7	0.8	0.7
Other	0.5	0.4	0.5
Total revenues	100.0	100.0	100.0
Cost of products sold	83.3	82.8	81.0
Gross profit	16.7	17.2	19.0
Selling, general and administrative	11.6	13.8	15.5
Depreciation and amortization	0.8	1.1	1.4
Write down of Internet and catalogue business	—	—	0.1
Operating income	4.3	2.3	2.0
Interest expense, net	1.0	1.8	1.5
Gain (loss) on sale of assets	—	0.1	0.1
Income before income taxes	3.3%	0.6%	0.6%

Fiscal Year Ended December 31, 2001 Compared With Fiscal Year Ended December 31, 2000.

Revenues

Revenues decreased by approximately $112.7 million, or 12.6%, from $896.9 million to $784.3 million from 2000 to 2001.  Sales of new and used trucks decreased by approximately $133.0 million, or 23.3%, from $571.2 million to $438.2 million from 2000 to 2001. Unit sales of new and used trucks decreased 25.4% and 10.9%, respectively, from 2000 to 2001. New truck average revenue per unit increased by 1.5%, while used truck average revenue per unit decreased 6.5%. The decrease in the average used truck prices is due to an excess supply of used inventory in the market.  Such excess supply is attributable to high new truck unit sales during 1998 through 2000 combined with a slowing economy. As a result, the Company recognized a $1.2 million and a $4.0 million loss provision during 2001 and 2000 to increase the Company’s reserve for new and used truck valuation and repossession losses.

Parts and service sales increased by approximately $24.2 million, or 13.6%, from $177.9 million to $202.1 million from 2000 to 2001. The increase was due to same store growth of approximately $19.6 million or 11.0%, with the remaining increase attributable to new store additions.

Sales of new and used construction equipment decreased approximately $11.6 million or 14.9%, from $77.7 million to $66.1 million from 2000 to 2001. This decrease is consistent with total construction industry sales declines of 15% in our Texas and Michigan markets.

Retail sales revenue, increased $10.6 million or 35.1% from 2000 to 2001, primarily as a result of the opening of a second D & D store in the Houston, Texas area, during the second quarter of 2000.

Lease and rental revenues decreased by approximately $1.4 million, or 4.8%, from $29.1 million to $27.7 million from 2000 to 2001. As part of a planned reduction in our construction equipment rental business, construction equipment lease and rental revenues decreased approximately $3.7 million or 46.8%, from 2000 to 2001.  Heavy- truck lease and rental revenue increased $2.3 million or 11.3% from 2000 to 2001.

Finance and insurance revenues decreased by approximately $1.9 million, or 25.7%, from $7.4 million to $5.5 million from 2000 to 2001. The decrease is a result of the decrease in truck sales in 2001 compared to 2000.  Finance and insurance revenues have limited direct costs and, therefore, contribute a disproportionate share of operating profits.

Other income increased approximately $0.6 million or 17.6%, from $3.4 million to $4.0 million from 2000 to 2001, primarily due to the increase in truck sales by the leasing operations.

Gross Profit

Gross profit decreased by approximately $5.1 million, or 3.3%, from $154.4 million to $149.3 million from 2000 to 2001. Gross profit as a percentage of sales increased from 17.2% in 2000 to 19.0% in

2001.  The increase in gross profit as a percentage of sales was a result of a change in sales mix. Parts and service sales are higher margin profit centers and increased as a percentage of revenues, while truck sales, lower margin profit centers, decreased as a percentage of revenues.

Selling, General and Administrative

Selling, general and administrative expenses decreased by approximately $2.2 million, or 1.8%, from $123.8 million to $121.6 million from 2000 to 2001. Approximately $7.2 million of selling, general and administrative expense is related to the acquisitions of  Smithbros, El Paso Trucks and Perfection, and the new  D&D store in Hockley, Texas, and new truck store openings and expansions in Houston and Sealy, Texas and Tulsa and Ardmore, Oklahoma. Same store selling, general and administrative expense decreased approximately $9.4 million or 7.6% from 2000 to 2001.  Selling, general and administrative expenses as a percentage of sales increased from 13.8% to 15.5% from 2000 to 2001.

Write Down of Internet and Catalogue Business

During 2001, the Company recorded a $0.9 million loss provision, to record the impairment of its retail division’s Internet and catalogue assets. On February 1, 2002 the Company sold approximately $1.3 million of assets and received approximately $400,000 of cash.  In addition to this loss provision, the Internet and catalogue business recorded approximately $1.0 million of pretax operating losses during 2001.

Interest Expense, Net

Net interest expense decreased by approximately $4.4 million, or 27.3%, from approximately $16.1 million to $11.7 million, from 2000 to 2001.  Interest expense decreased primarily as the result of decreased levels of indebtedness due to lower floor plan liability levels, and declining interest rates.

Gain on Sale of Assets

Gain on sale of assets increased approximately $0.6 million or 120%, from approximately $0.5 million to $1.1 million from 2000 to 2001. These gains are primarily related to the sale of excess real estate not needed for the operation of the business, and transportation equipment.

Income Before Income Taxes

Income before income taxes decreased by $0.1 million, or 1.8%, from $5.5 million to $5.4 million, from 2000 to 2001, as a result of the factors described above.

Income Taxes

Income taxes remained flat at approximately $2.2 million, from 2000 to 2001.  The Company has provided for taxes at a 40% effective rate.

Fiscal Year Ended December 31, 2000 Compared With Fiscal Year Ended December 31, 1999.

Revenues

Revenues increased by approximately $88.5 million, or 10.9%, from $808.4 million to $896.9 million from 1999 to 2000.  Sales of new and used trucks increased by approximately $16.6 million, or 3.0%, from $554.6 million to $571.2 million from 1999 to 2000. The increase in revenue is primarily due to acquisitions made in the last four months of 1999.  Unit sales of new trucks increased by 8.4%, while units sales of used trucks decreased 0.7% from 1999 to 2000. New and used truck average revenue per unit decreased by 1.4% and 16.8%, respectively. The decrease in the average truck prices is due to an excess supply of used inventory in the market.  Such excess supply is attributable to a slowing economy and to increased fuel prices during 2000. As a result, the Company recognized a $4.0 million loss provision during 2000 to increase the Company’s reserve for new and used truck valuation and repossession losses.

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

Other income decreased approximately $0.3 million or 8.1%, from $3.7 million to $3.4 million from 1999 to 2000, primarily due to the increase in truck sales by the leasing operations.

Gross Profit

Gross profit increased by approximately $19.9 million, or 14.8%, from $134.8 million to $154.4 million from 1999 to 2000. Gross profit as a percentage of sales increased from 16.7% in 1999 to 17.2% in 2000.  The increase in gross profit as a percentage of sales was a result of a change in sales mix. Parts and service sales are higher margin profit centers and increased as a percentage of revenues, while truck sales, lower margin profit centers, decreased as a percentage of revenues.

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

Gain on Sale of Assets

Gain on sale of assets increased from approximately $0 to $0.5 million from 1999 to 2000. These gains are primarily related to the sale of excess real estate not needed for the operation of the business, and transportation equipment.

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

At December 31, 2001, the Company had working capital of approximately $1.7 million, including $19.9 million in cash, $26.4 million in accounts receivable, $114.3 million in inventories, $1.2 million in prepaid expenses and other, and $1.5 million in deferred income taxes, offset by $85.3 million outstanding under floor plan notes payable, $15.6 million in current maturities of long-term debt, $22.4 million in advances outstanding under lines of credit, $15.3 million of trade accounts payable and $23.0 million in accrued expenses. The aggregate maximum borrowing limits under working capital lines of credit with its primary truck lender are approximately $13.5 million. Advances outstanding under this line of credit at December 31, 2001 were $12.0 million, leaving $1.5 million available for future borrowings.  The Company has four separate secured lines-of-credit that provide for an aggregate maximum borrowing of $26.5 million.  Advances outstanding under these secured lines-of-credit in aggregate were $10.4 million , leaving $16.1 million available for future borrowings as of December, 2001.

The Company’s floor plan agreement with its primary truck lender limits the borrowing capacity based on the number of new and used trucks that may be financed.  As of December 31, 2001, the aggregate amounts of unit capacity for new and used trucks are 1,410 and 518, respectively, and the availability for new and used trucks is 797 and 287, respectively.  The Company’s floor plan agreement with one of its construction equipment lenders is based on the book value of the Company’s construction equipment inventory.  As of December 31, 2001, the aggregate amount of borrowing capacity with this lender was $22 million, with approximately $8.7 million outstanding.  An additional $20.0 million is available under the Company’s John Deere dealership and credit agreements.  At December 31, 2001, approximately $18.3 million was outstanding pursuant to the John Deere agreements.

During 2001, operating activities resulted in net cash provided by operations of $89.0 million.  Net income of $3.3 million, decreases in inventory and prepaid expenses and other of $65.0 million and $2.6 million, increases in trade accounts payable and accrued expenses of $1.1 and $5.6 million coupled with provisions for depreciation, amortization and deferred income taxes totaling $19.0 million offset an increase in accounts receivable of $6.0 million, and a gain on sale of property and equipment of $1.6 million.

During 2001, the Company used $21.5 million in investing activities, including purchases of property and equipment of $20.7 million, business acquisitions of $2.7 million, and an increase in other assets of $4.9 million, offset by proceeds from the sale of property and equipment of $6.8 million.

Net cash used in financing activities in 2001 amounted to $66.5 million. Proceeds from notes payable of $23.5 million, were more than offset by principal payments on notes payable, net payments of floor plan notes payable, net payments on lines of credit and debt issuance costs of $16.3 million, $62.3 million  $11.3 million, and $0.1 million respectively.

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

During 2000, the Company used $40.6 million in investing activities, including purchases of property and equipment of $41.0 million, business acquisitions of $2.6 million, and an increase in other assets of $0.2 million, offset by proceeds from the sale of property and equipment of $3.2 million.

Net cash provided by financing activities in 2000 amounted to $14.3 million. Proceeds from notes payable and advances on lines of credit of $30.5 million and  $20.7 million, respectively, more than offset principal payments on notes payable, net payments of floor plan notes payable and debt issuance costs of $32.0 million $4.6 million and $0.3 million, respectively.

During 2001, the Company arranged customer financing for approximately 26.4% of its total new and used truck sales, and derived approximately 57% and 43% of its finance revenues from the sale of new and used trucks, respectively. The Company's new and used truck financing is typically provided through Citicapital and PACCAR Financial. The Company financed approximately $115.6 million of new and used truck purchases in 2001. The Company's contracts with Citicapital and PACCAR Financial provide for payment to the Company of all finance charges in excess of a negotiated discount rate within 30 days of the date of financing, with such payments subject to offsets resulting from the early pay-off or defaults under installment contracts previously initiated on behalf of and sold to Citicapital and PACCAR Financial by the Company. For contracts sold during 2001, the Company’s aggregate liability for repossession losses, excluding interest chargebacks, resulting from defaults is limited to $750,000 per year for contracts sold to Citicapital and $500,000 per year for contracts sold to PACCAR Financial.

In addition, through The CIT Group, Citicapital, John Deere Credit and others, the Company arranged customer financing for approximately $34.3 million, or approximately 51.9%, of our total new and used construction equipment sales in 2001.  Approximately 70% of these construction equipment financings related to new construction equipment sales and the remainder related to used construction equipment sales.  Generally, construction equipment financings are memorialized through the use of installment or lease contracts, which are secured by the construction equipment financed, and generally require a down payment of 0% to 10% of the value of the financed piece of construction equipment, with the remaining balance being financed over a three-to five-year period.   The Company experiences no repossession loss on construction equipment financings because such financings are sold to third parties without recourse.

Substantially all of the Company's truck purchases from PACCAR are made on terms requiring payment within 15 days or less from the date of shipment of the trucks from the factory. The Company finances all, or substantially all, of the purchase price of its new truck inventory, and 75% of the loan value of its used truck inventory, under a floor plan arrangement with GMAC under which GMAC pays PACCAR directly with respect to new trucks. The Company makes monthly interest payments on the amount financed but is not required to commence loan principal repayments prior to sale on new vehicles to GMAC for a period of 12 months and for used vehicles for a period of three months. At December 31, 2001, the Company had approximately $58.2 million outstanding under its floor plan financing arrangement with GMAC. GMAC permits the Company to earn, for up to 10.0% of the amount borrowed under its floor plan financing arrangement with GMAC, interest at the prime rate, less 0.90%, on overnight funds deposited by the Company with GMAC.

Substantially all of the Company’s new equipment purchases are financed by John Deere and Citicapital.  The Company finances all, or substantially all, of the purchase price of its new equipment inventory, under its floor plan facilities.  The agreement with John Deere provides interest free financing for four months after which time the amount financed is required to be paid in full, or an immediate 2.25% discount with payment due in 30 days.  When the equipment is sold prior to the expiration of the four month period, the Company is required to repay the principal within approximately 10 days of the sale.  Should the equipment financed by John Deere not be sold within the four month period, it is transferred to the John Deere or the Citicapital floor plan arrangements. The Company makes principal payments to Citicapital, for sold inventory, on the 15th day of each month.  Used and rental equipment, to a maximum of book value, is financed under a floor plan arrangement with Citicapital.  The Company makes monthly interest payments on the amount financed and is required to commence loan principal repayments on rental equipment as book value reduces.  Principal payments, for sold used equipment, are made the 15th day of each month following the sale.  The loans are collateralized by a lien on the equipment.  The Company’s floor plan agreements limit the aggregate amount of borrowings based on the book value of new and used equipment units.  As of December 31, 2001, the Company’s floor plan arrangement with Citicapital permits the financing of up to $20 million in construction equipment.  At December 31, 2001, the Company had $18.4 million and $8.7 million outstanding under its floor plan financing arrangements with John Deere and Citicapital, respectively.

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

Cyclicality

The Company's business, as well as the entire retail heavy-duty truck industry, is dependent on a number of factors relating to general economic conditions, including fuel prices, interest rate fluctuations, economic recessions, government regulation and customer business cycles. In addition, unit sales of new trucks have historically been subject to substantial cyclical variation based on such general economic conditions. According to R.L. Polk, industry-wide domestic retail sales of heavy-duty trucks totaled approximately 155,000 new truck registrations in 2001.  The industry forecasts a decrease ranging from 20% to 30% in heavy-duty new truck sales in 2002.  Although the Company believes that its geographic expansion and diversification into truck-related services, including financial services, leasing, rentals and service and parts, will reduce the overall impact to the Company resulting from general economic conditions affecting heavy-duty truck sales, the Company's operations will continue to be adversely affected by any continuation or renewal of general downward economic pressures or adverse cyclical trends.

Environmental Standards and Other Governmental Regulations

Our operations are subject to numerous federal, state and local laws and regulations, including laws and regulations designed to protect the environment and to regulate the discharge of materials into the environment.

The Environmental Protection Agency (EPA), has mandated that heavy-duty engine manufacturers meet new, stricter emissions guidelines, regarding nitrous oxides, for all engines built subsequent to October 1, 2002.  The Company expects that these new guidelines will increase the price of a new heavy-duty truck approximately $3,000 to $8,000 per unit and possibly reduce the operating efficiency and life of the truck.  As a result, the Company anticipates stronger than expected truck sales during the second and third quarters of 2002 as customers attempt to make purchases under the current emission laws.  The Company also anticipates a short-term decline in truck sales subsequent to October 1, 2002, the effective date of the new emission laws.

Termination of Dealership Agreements Upon a Change of Control

As described in Item 1 "Business" and this Item 7, a substantial percentage of our revenues is derived from sales of Peterbilt trucks and John Deere products.  Therefore, our business is highly dependant on the PACCAR and John Deere dealership agreements, which authorize us to sell Peterbilt and John Deere products in our market areas.  Our dealership agreements with PACCAR are terminable by PACCAR in the event the aggregate voting power of Mr. W. Marvin Rush (Mr. Rush) and his family decreases below 30% with respect to the election of directors.  The John Deere dealership agreements would similarly be terminable by John Deere if the aggregate voting power of Mr. Rush and his family were to decrease below 25%.  As of March 31, 2002, Mr. Rush and his family beneficially owned 2,759,574 shares of Common Stock, or approximately 39.4% of the outstanding voting power.  The Company has no control over the transfer or disposition of the shares of Common Stock by Mr. Rush or by Mr. Rush's estate.  If Mr. Rush were to sell his Common Stock or bequest his Common Stock to non-family members or if Mr. Rush's estate were required to liquidate shares of Common Stock of the Company to pay estate taxes or otherwise, the change of control provisions of the dealership agreements described above would be triggered and could cause the Company to lose its critical right to sell Peterbilt and John Deere products.  Any loss of rights under its dealership agreements would have a severely adverse effect on the Company's results of operations.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Market risk represents the risk of loss that may impact the financial position, results of operations, or cash flows of the Company due to adverse changes in financial market prices, including interest rate risk, and other relevant market rate or price risks.

The Company is exposed to some market risk through interest rates, related to its floor plan borrowing arrangements, variable rate debt and discount rates related to finance sales.  Floor plan borrowings are based on the prime rate of interest and are used to meet working capital needs.  As of December 31, 2001, the Company had floor plan borrowings of approximately $85,300,000.  Assuming an increase in the prime rate of interest of 100 basis points, interest expense could increase by $853,000.  The interest rate variability on all other debt would not have a material adverse effect on the Company’s financial statements.  The Company provides all customer financing opportunities to various finance providers.  The Company receives all finance charges, in excess of a negotiated discount rate, from the finance providers within 30 days.  The negotiated discount rate is variable, thus subject to interest rate fluctuations.   This interest rate risk is mitigated by the Company’s ability to pass discount rate increases to customers through higher financing rates.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders and Board of Directors of Rush Enterprises, Inc.:

We have audited the accompanying consolidated balance sheets of Rush Enterprises, Inc. (a Texas corporation), and subsidiaries as of December 31, 2000 and 2001, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2001.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rush Enterprises, Inc., and subsidiaries as of December 31, 2000 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

/s/ARTHUR ANDERSEN LLP

San Antonio, Texas

February 15, 2002

RUSH ENTERPRISES, INC., AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2000 AND 2001

(In Thousands, Except Shares and Per Share Amounts)

	December 31,	December 31,
	2000	2001
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$18,892	$19,852
Accounts receivable, net	20,350	26,403
Inventories	177,415	114,305
Prepaid expenses and other	3,800	1,244
Deferred income taxes	1,867	1,508

Total current assets	222,324	163,312

PROPERTY AND EQUIPMENT, net	130,532	132,196

OTHER ASSETS, net	37,885	42,703

Total assets	$390,741	$338,211

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Floor plan notes payable	$146,272	$85,300
Current maturities of long-term debt	11,379	15,594
Advances outstanding under lines of credit	33,779	22,459
Trade accounts payable	14,157	15,284
Accrued expenses	17,409	23,047

Total current liabilities	222,996	161,684

LONG-TERM DEBT, net of current maturities	79,607	82,576

DEFERRED INCOME TAXES, net	9,961	12,512

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred stock, par value $.01 per share; 1,000 shares authorized; 0 shares outstanding in 2000 and 2001	–	–
Common stock, par value $.01 per share; 25,000,000 shares authorized; 7,002,044 shares outstanding - 2000 and 2001	70	70
Additional paid-in capital	39,155	39,155
Retained earnings	38,952	42,214

Total shareholders’ equity	78,177	81,439

Total liabilities and shareholders’ equity	$390,741	$338,211

The accompanying notes are an integral part of these consolidated financial statements.

RUSH ENTERPRISES, INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 1999, 2000 AND 2001

(In Thousands, Except Per Share Amounts)

	1999	2000	2001
REVENUES:
New and used truck sales	$554,571	$571,159	$438,143
Parts and service	130,548	177,874	202,051
Construction equipment sales	62,042	77,685	66,141
Retail sales	18,573	30,245	40,787
Lease and rental	25,375	29,143	27,671
Finance and insurance	13,581	7,437	5,490
Other	3,714	3,365	3,995

Total revenues	808,404	896,908	784,278

COST OF PRODUCTS SOLD	673,563	742,522	634,983

GROSS PROFIT	134,841	154,386	149,295

SELLING, GENERAL AND ADMINISTRATIVE	93,502	123,848	121,632

DEPRECIATION AND AMORTIZATION	6,162	9,449	10,720

WRITE DOWN OF INTERNET AND CATALOGUE BUSINESS	—	—	927

OPERATING INCOME	35,177	21,089	16,016

INTEREST INCOME (EXPENSE):
Interest income	807	140	429
Interest expense	(8,992)	(16,208)	(12,144)

Total interest expense, net	(8,185)	(16,068)	(11,715)

GAIN (LOSS) ON SALE OF ASSETS	(49)	520	1,135

INCOME BEFORE INCOME TAXES	26,943	5,541	5,436

PROVISION FOR INCOME TAXES	10,777	2,216	2,174

NET INCOME	$16,166	$3,325	$3,262

EARNINGS PER SHARE (Note 12):
Basic earnings per common share	$2.40	$0.47	$0.47

Diluted earnings per common share and common share equivalents	$2.34	$0.47	$0.46

The accompanying notes are an integral part of these consolidated financial statements.

RUSH ENTERPRISES, INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 1999, 2000 AND 2001

(In Thousands)

	Common Stock
	Shares Issued and Outstanding	$.01 Par Value	Additional Paid-In Capital	Retained Earnings

BALANCE, December 31, 1998	6,644	66	33,342	19,461

ISSUANCE OF COMMON STOCK	358	4	5,813	—

NET INCOME	—	—	—	16,166

BALANCE, December 31, 1999	7,002	70	39,155	35,627

NET INCOME	—	—	—	3,325

BALANCE, December 31, 2000	7,002	70	39,155	38,952

NET INCOME	—	—	—	3,262

BALANCE, December 31, 2001	7,002	$70	$39,155	$42,214

The accompanying notes are an integral part of these consolidated financial statements.

RUSH ENTERPRISES, INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 1999, 2000 AND 2001

(In Thousands)

	1999	2000	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$16,166	$3,325	$3,262
Adjustments to reconcile net income to net cash provided by (used in) operating activities, net of acquisitions-
Depreciation and amortization	8,380	13,579	16,156
Gain on sale of property and equipment	(166)	(865)	(1,614)
Provision for deferred income tax expense	2,563	3,893	2,910
Change in accounts receivable, net	(10,236)	9,417	(6,032)
Change in inventories	(46,739)	(2,559)	65,084
Change in prepaid expenses and other, net	(64)	(2,919)	2,572
Change in trade accounts payable	2,784	4,447	1,127
Change in accrued expenses	(521)	(3,136)	5,543

Net cash provided by (used in) operating activities	(27,833)	25,182	89,008

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(60,325)	(40,973)	(20,730)
Proceeds from the sale of property and equipment	1,637	3,160	6,773
Business acquisitions	(21,756)	(2,568)	(2,646)
Change in other assets	(2,632)	(264)	(4,932)

Net cash used in investing activities	(83,076)	(40,645)	(21,535)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	58,358	30,477	23,481
Payments on long-term debt	(10,179)	(31,996)	(16,297)
Draws (payments) on floor plan notes payable, net	49,467	(4,590)	(62,291)
Draws on lines of credit, net	10,943	20,729	(11,320)
Debt Issuance Costs	(192)	(269)	(86)

Net cash provided by (used in) financing activities	108,397	14,351	(66,513)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,512)	(1,112)	960

CASH AND CASH EQUIVALENTS, beginning of year	22,516	20,004	18,892

CASH AND CASH EQUIVALENTS, end of year	$20,004	$18,892	$19,852

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for- Interest	$9,323	$17,704	$12,161

Income taxes	$8,394	$3,290	$401

The accompanying notes are an integral part of these consolidated financial statements.

RUSH ENTERPRISES, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.             ORGANIZATION AND OPERATIONS:

Rush Enterprises, Inc. (the Company), was incorporated in June 1996 under the laws of the State of Texas.  The Company, founded in 1965, now operates a Heavy-Duty Truck segment, a Construction Equipment segment and a Retail segment.  The Heavy-Duty Truck segment operates a regional network of 35 truck centers that provide an integrated one-stop source for the trucking needs of its customers, including retail sales of new Peterbilt and used heavy-duty trucks; parts, service and body shop facilities; and financial services, including assisting in the financing of new and used truck purchases, insurance products and truck leasing and rentals.  The Company’s truck centers are located in areas on or near major highways in Texas, California, Colorado, Oklahoma, Louisiana, Arizona and New Mexico.  The Construction Equipment segment, formed during 1997, operates a network of six John Deere equipment centers in Texas and Michigan.  Dealership operations include the retail sale of new and used equipment, after-market parts and service facilities, equipment rentals and the financing of new and used equipment (see Note 17).  The Retail segment’s primary line of business is the retail sale of farm and ranch supplies including fencing, horse and cattle trailers, veterinarian supplies and western wear.

In November 2001, the Company acquired the assets of Perfection Equipment Company, Inc. (Perfection). Perfection’s primary lines of business are oil and gas up-fitting, medium duty truck accessory and up-fitting, and parts distribution.

In August 2001, the Company purchased substantially all of the assets of El Paso Great Basin Trucks, Inc. (El Paso Trucks), which consisted of two dealership locations in El Paso, Texas and Las Cruces, New Mexico.  El Paso Trucks primary line of business is the sale of new Peterbilt and used heavy-duty trucks, parts and service.

As part of the Company’s corporate reorganization in connection with its initial public offering (Offering) in June 1996, the Company acquired, as a wholly owned subsidiary, a managing general agent (the MGA) to manage all of the operations of Associated Acceptance, Inc. (AA).  W. Marvin Rush, the sole shareholder of AA, is prohibited from the sale or transfer of the capital stock of AA under the MGA agreement, except as designated by the Company.  Therefore, the financial position and operations of AA have been included as part of the Company’s consolidated financial position and results of operations for all periods presented.

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

Property and Equipment

Property and equipment are depreciated over their estimated useful lives.  Leasehold improvements are amortized over the useful life of the improvement, or the term of the lease, whichever is shorter.  Provision for depreciation of property and equipment is calculated primarily on a straight-line basis.  The Company capitalizes interest on borrowings during the active construction period of major capital projects.  Capitalized interest is added to the cost of underlying assets and is amortized over the estimated useful life of such assets.  During 1999, 2000 and 2001, the Company capitalized approximately $165,000, $620,000 and $0, respectively, in connection with various capital projects.  The cost, accumulated depreciation and amortization and estimated useful lives are summarized as follows:

	December 31		Estimated
	2000	2001	Life (Years)
	(in thousands)
Land	$17,795	$16,817	-
Buildings and improvements	46,573	50,957	31 - 39
Leasehold improvements	10,249	10,404	7 - 15
Machinery and shop equipment	12,327	14,264	5 -7
Furniture and fixtures	15,421	17,799	5 -7
Transportation equipment	16,097	16,282	2 -5
Leasing vehicles	37,835	43,502	4 -8
Construction in progress	1,141	592
Accumulated depreciation and amortization	(26,906)	(38,421)

	$130,532	$132,196

Allowance for Doubtful Receivables
and Repossession Losses

The Company provides an allowance for doubtful receivables and repossession losses after considering historical loss experience and other factors which might affect the collection of accounts receivable and the ability of customers to meet their obligations on finance contracts sold by the Company.

Other Assets

Other assets consist primarily of goodwill related to acquisitions of approximately $41.3 million and $37.0 million, as of December  31, 2000 and 2001, respectively.  The goodwill is being amortized on a straight-line basis over estimated useful lives ranging from 15 years to 30 years.  Accumulated amortization of other assets, at December 31, 2000 and 2001, was approximately $3.6 million and $5.3 million, respectively.  Periodically, the Company assesses the appropriateness of the asset valuations of goodwill and the related amortization period.

Income Taxes

Income taxes are accounted for under the provisions of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (SFAS 109).  SFAS 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in a company’s financial statements or tax returns.  Under this method, deferred tax liabilities and assets are determined based on the differences between the financial statement and tax bases of assets and liabilities using currently enacted tax rates in effect for the years in which the differences are expected to reverse.

Revenue Recognition Policies

Income on the sale of vehicles and construction equipment (collectively, “unit”) is recognized when the seller and customer execute a purchase contract, delivery has occurred and there are no significant uncertainties related to financing or collectibility.  Finance income related to the sale of a unit is recognized over the period of the respective finance contract, based on the effective interest rate method, if the finance contract is retained by the Company.  During 1999, 2000 and 2001, no finance contracts were retained for any significant length of time by the Company but were generally sold, with limited recourse, to certain finance companies concurrent with the sale of the related unit.  Gain or loss is recognized by the Company upon the sale of such finance contracts to the finance companies, net of a provision for estimated repossession losses and early repayment penalties.  Lease and rental income is recognized over the period of the related lease or rental agreement.  Parts and services revenue is earned at the time the Company sells the parts to its customers, or at the time the Company completes the service work order related to service provided to the customer’s unit.  Payments received on prepaid maintenance plans are deferred as a component of accrued expenses and recognized as income when the maintenance is performed.  Retail revenue is earned at the time the Company sells the merchandise to its customer.

Statement of Cash Flows

Cash and cash equivalents generally consist of cash and other money market instruments.  The Company considers any temporary investments that mature in three months or less when purchased to be cash equivalents for reporting cash flows.

Noncash activities during the periods indicated were as follows:

	Year Ended December 31
	1999	2000	2001
	(in thousands)
Assignment of debt in connection with the disposal of property and equipment	$3,536	$—	$—

Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141, “Business Combinations.”  Statement No. 141 addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, “Business Combinations,” and Statement No. 38, “Accounting for Preacquisition Contingencies of Purchased Enterprises.”  All business combinations in the scope of Statement No. 141 are to be accounted for using the purchase method.  The provisions of Statement No. 141 apply to all business combinations initiated after June 30, 2001 and applies to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001 or later. The Company acquired the assets of El Paso Trucks and Perfection subsequent to July 1, 2001 applying Statement No. 141.  The application of the new accounting standard did not have a material impact on its financial statements.

In June 2001, the FASB issued Statement No. 142, “Goodwill and Other Intangible Assets.”  Statement No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, “Intangible Assets.”  Statement No. 142 addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition.  This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements.  The provisions of Statement No. 142 are required to be applied in fiscal years beginning after December 15, 2001.  This Statement is required to be applied at the beginning of an entity’s fiscal year and to be applied to all goodwill and other intangible assets recognized in its financial statements at that date.  Impairment losses for goodwill and indefinite-lived intangible assets that arise due to the initial application of Statement No. 142 are to be reported as resulting from a change in accounting principle. The Company currently does not expect to record an impairment charge upon completion of the initial impairment review.  However, there can be no assurance that at the time the review is completed an impairment charge will not be recorded.  The impact of adopting the Statement, effective January 1, 2002, will result in the cessation of goodwill amortization which approximates $1.4 million annually.  In addition, the Company is exposed to the possibility that changes in market conditions could result in significant impairment charges in the future, thus resulting in a potential increase in earnings volatility.

In June 2001, the FASB issued Statement No. 143, “Accounting for Asset Retirement Obligations.”  FASB 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred.  The statement requires that the amount recorded as a liability be capitalized by increasing the carrying amount of the related long-lived asset.  Subsequent to initial measurement, the liability is accreted to the ultimate amount anticipated to be paid, and is also adjusted for revisions to the timing or amount of estimated cash flows.  The capitalized cost is depreciated over the useful life of the related asset.  Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement.  FASB 143 will be effective for financial statements beginning January 1, 2003, with earlier application encouraged.  The Company is currently evaluating the impact on its financial statements of adopting this statement.

In August 2001, the FASB issued Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  This statement supersedes FASB Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” and establishes accounting standards for the impairment and disposal of long-lived assets and criteria for determining when a long-lived asset is held for sale.  The statement removes the requirement to allocate goodwill to long-lived assets to be tested for impairment, requires that the depreciable life of a long-lived asset to be abandoned be revised in accordance with APB Opinion No. 20, “Accounting Changes,” provides that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired and broadens the presentation of discontinued operations to include more disposal transactions.  FASB 144 will be effective for financial statements beginning January 1, 2002, with earlier application encouraged. The Company does not expect the adoption of this statement to have a material impact on its financial statements.

3.             SUPPLIER AND CUSTOMER CONCENTRATION:

Major Suppliers and Dealership Agreements

The Company has entered into dealership agreements with various companies (Distributors).  These agreements are nonexclusive agreements that allow the Company to stock, sell at retail and service trucks, equipment and products of the Distributors in the Company’s defined market.  The agreements allow the Company to use the Distributor’s name, trade symbols and intellectual property and expire as follows:

Distributor

Expiration Dates

PACCAR	October 2002 to August 2004
John Deere	Indefinite

These agreements, as well as agreements with various other Distributors, impose a number of restrictions and obligations on the Company, including restrictions on a change in control of the Company and the maintenance of certain required levels of working capital.  Violation of such restrictions could result in the loss of the Company’s right to purchase the Distributor’s products and use the Distributor’s trademarks.  As of December 31, 2001, the Company’s management believes it was in compliance with all the restrictions and obligations of its dealership agreements.

The Company purchases most of its new vehicles and parts from PACCAR, the maker of Peterbilt trucks and parts, at prevailing prices charged to all franchised dealers.  Sales of new Peterbilt trucks accounted for 98 percent,

92 percent and 97 percent of the Company’s new vehicle sales for the years ended December 31, 1999, 2000 and 2001, respectively.

The Company purchases most of its new construction equipment and parts from John Deere at prevailing prices charged to all franchised dealers.  Sales of new John Deere equipment accounted for 91 percent, 86 percent and 85 percent of the Company’s new equipment sales for the years ended December 31, 1999, 2000 and 2001, respectively.

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

The floor plan agreement with one of  the financial institutions used construction equipment purchases expires in September 2002.  Additionally, financing is provided by John Deere pursuant to the Company’s equipment dealership agreement.  Furthermore, the agreements also provide that the occurrence of certain events will be considered events of default.  There are no known events of default as of December 31, 2001.  In the event that the Company’s financing becomes insufficient, or its relationship terminates with the current primary lenders, the Company would need to obtain similar financing from other sources.  Management believes it can obtain additional floor plan financing or alternative financing if necessary  (see Note 6).

The credit facilities include certain restrictive covenants including maintaining a tangible net worth of at least $15.0 million and a debt to tangible net worth ratio of 9 to 1.  The Company is in compliance with these and all debt covenants as of December 31, 2001.

Concentrations of Credit Risks

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable.  The Company places its cash and cash equivalents with what it considers to be quality financial institutions.  At December 31, 2001, the Company had deposits in excess of federal insurance totaling approximately $18.9 million.  In January of 2002, a majority of these excess deposits were used to pay advances outstanding under lines of credit.

Concentrations of credit risk with respect to trade receivables are reduced because a large number of geographically diverse customers make up the Company’s customer base, thus, spreading the trade credit risk.  A majority of the Company’s business, however, is concentrated in the United States heavy-duty trucking and construction equipment markets and related aftermarkets.  The Company controls credit risk through credit approvals and by selling certain trade receivables without recourse.  Related to the Company’s finance contracts, after the finance contract is entered into, the Company generally sells the contracts to a third party.  The finance contracts are sold both with and without recourse, but the annual amount of recourse losses which can be put to the Company is contractually limited (see Note 14).  Historically, bad debt expense associated with the Company’s accounts receivable and finance contracts has not been significant.

4.             ACCOUNTS RECEIVABLE:

The Company’s accounts receivable, net, consisted of the following:

	December 31
	2000	2001
	(in thousands)
Trade accounts receivable from sale of vehicles and construction equipment	$13,594	$16,057
Other trade receivables	1,155	3,674
Warranty claims	3,228	3,175
Other accounts receivable	2,973	4,097
Less—Allowance for doubtful receivables and repossession losses	(600)	(600)

Total	$20,350	$26,403

The Company recognized approximately $608,000 and $420,000 of pretax repossession losses during 2000 and 2001, respectively.

For the years ended December 31, 1999, 2000 and 2001, the Company had no significant related-party sales.

5.             INVENTORIES:

The Company’s inventories consisted of the following:

	December 31
	2000	2001
	(in thousands)
New vehicles	$86,891	$37,514
Used vehicles	9,871	7,800
Construction equipment - new	14,872	6,812
Construction equipment - used	5,012	2,889
Construction equipment - rental	18,688	15,641
Parts and accessories	27,398	28,677
Retail goods	13,936	13,172
Other	2,741	2,598
Less—allowance	(1,994)	(798)

Total	$177,415	$114,305

The Company recognized $4.0 million and $1.2 million of pretax new and used vehicle inventory valuation losses during 2000 and 2001, respectively.

6.             FLOOR PLAN NOTES PAYABLE AND LINES OF CREDIT:

Floor Plan Notes Payable

Floor plan notes are financing agreements to facilitate the Company’s purchase of new and used trucks and construction equipment.  These notes are collateralized by the inventory purchased and accounts receivable arising from the sale thereof.  The Company’s floor plan notes have interest rates at prime less a percentage rate as determined by the finance provider, as defined in the agreements.  The interest rates applicable to these agreements ranged from approximately 4.1 percent to approximately 5.0 percent as of December 31, 2001.  The amounts borrowed under these agreements are due when the related truck or construction equipment inventory (collateral) is sold and the sales proceeds are collected by the Company, or in the case of construction equipment rentals, when the carrying value of the equipment is reduced.  These lines may be modified, suspended or terminated by the lender as described in Note 3.

The Company’s floor plan agreement with its primary truck lender limits the borrowing capacity based on the number of new and used trucks that may be financed.  As of December 31, 2001, the aggregate amounts of unit capacity for new and used trucks are 1,410 and 518, respectively, and the availability for new and used trucks is 797 and 287, respectively.

The Company’s floor plan agreement with one of its construction equipment lenders is based on the book value of the Company’s construction equipment inventory.  As of December 31, 2001, the aggregate amount of borrowing capacity with this lender was $22 million, with approximately $8.7 million outstanding.  An additional $20.0 million is available under the Company’s John Deere dealership and credit agreements.  At December 31, 2001, approximately $18.3 million was outstanding pursuant to the John Deere agreements.

Amounts of collateral as of December 31, 2001, are as follows :

(in thousands)
Inventories, new and used vehicles and construction equipment at cost based on specific identification	$70,276
Truck and construction equipment sale related accounts receivable	16,057

Total	$86,333

Floor plan notes payable	$85,300

Lines of Credit

The Company has a separate line-of-credit agreement with a financial institution that provides for an aggregate maximum borrowing of $13.5 million , with advances generally limited to 75 percent of new parts inventory.  Advances bear interest at prime less one-half of one percent, which was 4.25 percent at December 31, 2001.  Advances under the line-of-credit agreement are secured by new parts inventory.  The line-of-credit agreement contains financial covenants.  The Company was in compliance with these covenants at December 31, 2001.  Either party may terminate the agreement with 30 days written notice.  As of December 31, 2000 and 2001, advances outstanding under this line-of-credit agreement amounted to $13.5 million and $12.0 million , respectively.  As of December 31, 2001, $1.5 million was available for future borrowings.  This line is discretionary and may be modified, suspended or terminated at the election of the lender. The Company has four separate secured lines-of-credit that provide for an aggregate maximum borrowing of $26.5 million.  Advances outstanding under these secured lines-of-credit in aggregate were $10.4 million , leaving $16.1 million available for future borrowings as of December 31, 2001.

7.             LONG-TERM DEBT:

Long-term debt is comprised of the following:

	December 31

	2000	2001
	(in thousands)
Variable interest rate term notes	$9,956	$14,118
Fixed interest rate term notes	81,030	84,052

Total debt	90,986	98,170

Less—Current maturities	(11,379)	(15,594)

	$79,607	$82,576

As of December 31, 2001, debt maturities are as follows:

(in thousands)
2002	$15,594
2003	14,609
2004	16,546
2005	12,271
2006	9,378
Thereafter	29,772

$98,170

The Company’s variable interest rate notes are have interest rates based on LIBOR and the Prime rate at December 31, 2001.  Interest rates on the notes ranged from 3.9 percent to 4.6 percent at December 31, 2001. Payments on the notes range from $1,945 to $38,000 per month, plus interest.  Maturities of these notes range from November 2002 to April 2015.

The Company’s fixed interest rate notes are primarily with financial institutions and have interest rates ranging from approximately 4.2 percent to 9.7 percent at December 31, 2001.  Payments on the notes range from $0 to $68,705 per month, plus interest.  Maturities of these notes range from March 2002 to December 2015.

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

Long-term debt - The fair value of the Company’s long-term debt is based on secondary market indicators.  Since the Company’s debt is not quoted, estimates are based on each obligation’s characteristics, including remaining maturities, interest rate, credit rating, collateral, amortization schedule and liquidity.  The carrying amount approximates fair value.

9.             DEFINED CONTRIBUTION PENSION PLANS:

The Company has a defined contribution pension plan (the Rush Plan) which is available to all Company employees and the employees of certain affiliates.  As of January and July 1st of every year, each employee who has completed six months of continuous service is entitled to enter the Rush Plan.  Participating employees may contribute from 1 percent to 15 percent of total gross compensation.  The Company, at its discretion, contributed an amount equal to 25 percent of the employees’ contributions for those employees with less than five years of service and contributed an amount equal to 50 percent of the employees’ contributions for those employees with more than five years of service.  During the years ended December 31, 1999, 2000 and 2001, the Company incurred expenses of approximately $1.2 million , $1.6 million and $1.6 million, respectively, related to the Rush Plan.

The Company currently does not provide any postretirement benefits other than pensions nor does it provide any postemployment benefits.

10.           LEASES:

Vehicle Leases

The Company leases vehicles primarily over periods ranging from one to six years under operating lease arrangements.  These vehicles are subleased to customers under various agreements in its own leasing operation.  Generally, the Company is required to incur all operating costs and pay a minimum rental and an excess mileage charge based on maximum mileage over the term of the lease.  Vehicle lease expenses for the years ended December 31, 1999, 2000 and 2001, were approximately $6.0 million, $5.6 million and $5.4 million, respectively.

Minimum rental commitments for noncancelable vehicle leases in effect at December 31, 2001, are as follows:

(in thousands)
2002	$5,098
2003	4,030
2004	2,865
2005	1,800
2006	1,089
Thereafter	746

Total	$15,628

Customer Vehicle Leases

A Company division leases both owned and leased vehicles to customers primarily over periods of one to six years under operating lease arrangements.  The leases require a minimum rental and a contingent rental based on mileage.  Rental income during the years ended December 31, 1999, 2000 and 2001, consisted of minimum payments of approximately $8.3 million , $10.3 million and $11.3 million, respectively, and contingent rentals of approximately $1.7 million, $2.2 million and $2.8 million, respectively.  Minimum lease payments to be received for noncancelable leases and subleases in effect at December 31, 2001, are as follows:

(in thousands)
2002	$12,155
2003	10,697
2004	8,377
2005	5,848
2006	3,226
Thereafter	2,678

Total	$42,981

Other Leases - Land and Buildings

The Company leases various assets under operating leases, which expire at various times through 2023.  Rental expense for the years ended December 31, 1999, 2000 and 2001, was $1.5 million, $2.2 million and $1.9 million, respectively.  Future minimum lease payments under noncancelable leases at December 31, 2001, are as follows:

(in thousands)
2002	$2,043
2003	1,599
2004	1,236
2005	896
2006	651
Thereafter	1,830

Total	$8,255

11.           STOCK OPTIONS AND STOCK PURCHASE WARRANTS:

In October 1995, Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), was issued.  SFAS 123 defines a fair value based method of accounting for employee stock options or similar equity instruments and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans.  Under the fair value based method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period of the award, which is usually the vesting period.  However, SFAS 123 also allows entities to continue to measure compensation costs for employee stock compensation plans using the intrinsic value method of accounting prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25).  Because the Company has elected to continue to follow APB 25, SFAS 123 requires disclosure of pro forma net income and earnings per share as if the new fair value accounting method was adopted.  The Company has presented the pro forma information required by SFAS 123.

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

The aggregate number of shares of common stock subject to stock options or SARs that may be granted to any one participant in any year under the Incentive Plan is 100,000 shares.  The Company has 1,000,000 shares of common stock reserved for issuance upon exercise of any awards granted under the Company’s Incentive Plan.

In connection with its Offering, the Company agreed to issue to the representatives of the underwriters and their designees, for their own accounts, warrants to purchase an aggregate of 250,000 shares of common stock.  The warrants are exercisable during the four-year period commencing June 12, 1997, at an exercise price equal to $14.40 per share.  These warrants expired in June 2001 without being exercised.

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

In March 1999, 2000 and 2001, the Company granted options under the Incentive Plan to purchase an aggregate of 117,150, 148,725  and 212,200 shares, respectively, of common stock to employees.  Each option granted shall become exercisable in three annual installments beginning on the third anniversary of the date of grant.  The options are exercisable at a price equal to the fair value of the Company’s common stock at the date of grant.

During 2000, the Company granted options outside of any plan to purchase an aggregate of 169,258 shares of common stock to employees.  Each option granted shall become exercisable in three annual installments beginning on the third anniversary of the date of grant.  The options are exercisable at a price equal to the fair value of the

Company’s common stock at the date of grant.  During 2001, 58,869 of these options were terminated.

During 1997, the Board of Directors and shareholders adopted the Rush Enterprises, Inc. 1997 Non-Employee Director Stock Option Plan (the Director Plan).  The Director Plan is designed to attract and retain highly qualified non-employee directors, reserving 300,000 shares of common stock for issuance upon exercise of any awards granted under the Plan.  Under the terms of this plan, each non-employee director received options to purchase 10,000 shares as of the date of adoption or on their respective date of election, all of which are fully vested and are exercisable immediately, and expire ten years from the date of grant.  During each of the years ended December 31, 1997, 1998, 1999, 2000 and 2001, 30,000 options were granted and are exercisable at a price equal to the fair values of the Company’s common stock at the dates of grant. As of December 31, 2001, 20,000 of these options have been exercised.

During 2001, the Company granted options outside any plan to purchase an aggregate of 60,000 shares of common stock to non-employee directors, all of which are fully vested and are exercisable immediately, and expire ten years from the date of grant. The options are exercisable at a price equal to the fair value of the Company’s common stock at the date of grant.

A summary of the Company’s stock option activity, and related information for the years ended December 31, 1999, 2000 and 2001 follows:

	1999		2000		2001
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding, beginning of year	317,728	$10.10	437,203	$10.87	774,911	$9.00
Granted	147,150	12.47	347,983	6.68	302,200	4.16
Exercised	(20,000)	10.31	0	–	0	–
Forfeited	(7,675)	11.29	(10,275)	9.79	(63,094)	6.77

Outstanding, end of year	437,203	$10.87	774,911	$9.00	1,014,017	$7.70

Exercisable, end of year	70,000	$12.64	132,212	$10.34	306,042	$8.48

Weighted average fair value of options granted during the year		$5.47		$4.55		$4.16

The following table summarizes the information about the Company’s options outstanding at December 31, 2001:

	Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$4.13 - $4.50	302,200	9.2	$4.16	90,000	$4.25
$6.19 - $8.63	399,552	7.4	$7.21	114,458	$8.02
$11.00 - $12.00	282,265	6.6	$11.26	71,584	$11.28
$16.25	30,000	7.4	$16.25	30,000	$16.25
	1,014,017			306,042

If the Company had adopted the fair value accounting method under SFAS 123, the Company’s net income and earnings per share would have been reduced to the pro forma amounts indicated below:

	1999	2000	2001
	(in thousands, except per share amounts)
Net income-
As reported	$16,166	$3,325	$3,262
Pro forma	15,853	2,831	2,668

Basic earnings per share-
As reported	$2.40	$0.47	$0.47
Pro forma	2.35	0.40	0.38

Diluted earnings per share-
As reported	$2.34	$0.47	$0.46
Pro forma	2.30	0.40	0.38

The fair value of these options was estimated using a Black-Scholes option pricing model with a risk-free interest rate of 6.0 percent for 1999 and 2000, and 4.6 percent for 2001, a volatility factor of .510, .745 and .597 for 1999, 2000 and 2001, respectively, a dividend yield of 0 percent, and an expected option life of five years for 1999, 2000 and 2001.

In October 1997, the Company issued warrants to purchase an aggregate of 171,875 shares of common stock to C. Jim Stewart & Stevenson in connection with the purchase of the assets of the John Deere construction equipment store.  The warrants are exercisable during the five-year period commencing October 6, 1997, at an exercise price equal to $12.00 per share.  None of these warrants have been exercised as of December 31, 2001.

In March 1998, the Company issued options to purchase an aggregate of 109,793 shares of common stock to the seller in connection with the purchase of the stock of D & D Farm and Ranch Supermarket, Inc.  The options are exercisable in four annual installments beginning on the second anniversary of the date of grant, at exercise prices equal to $9.38, $14.38 and $19.38 per share.  These options were terminated during 2001.

In March 1998 and 2000, the Company issued, to certain employees, warrants to purchase an aggregate of 18.75% of the common stock of Rush Retail Centers, Inc., its wholly owned subsidiary, for $375,000.  The warrants are exercisable on various dates between March 2001 and March 2003 and expire 10 years from the grant date.  None of these warrants have been exercised as of December 31, 2001.

12.           EARNINGS PER SHARE:

Earnings per share for all periods have been restated to reflect the adoption of Statement of Financial Accounting Standards No. 128, “Earnings Per Share,” (SFAS 128) which established standards for computing and presenting earnings per share (EPS) for entities with publicly held common stock or potential common stock.  This statement requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures.  Basic EPS were computed by dividing net income by the weighted average number of shares of common stock outstanding during the period.  Diluted EPS differs from basic EPS due to the assumed conversions of potentially dilutive options and warrants that were outstanding during the period.  The following is a reconciliation of the numerators and the denominators of the basic and diluted per-share computations for net income.

	1999	2000	2001
Numerator-
Numerator for basic and diluted earnings per share-
Net income available to common shareholders	$16,166,000	$3,325,000	$3,262,000

Denominator-
Denominator for basic earnings per share, weighted-average shares	6,735,360	7,002,044	7,002,044

Effect of dilutive securities-
Stock options	117,974	5,960	81,176
Warrants	33,791	—	—

Dilutive potential common shares	151,765	5,960	81,176

Denominator for diluted earnings per share, adjusted weighted-average shares and assumed conversions	6,887,125	7,008,004	7,083,220

Basic earnings per common share	$2.40	$0.47	$0.47

Diluted earnings per common share and common share equivalents	$2.34	$0.47	$0.46

Warrants and options to purchase shares of common stock that were outstanding for the years ended December 31, 1999, 2000 and 2001, that were not included in the computation of diluted earnings per share because the exercise prices were greater than the average market prices of the common shares, are as follows:

	1999	2000	2001
Warrants	—	421,875	171,875
Options	89,793	884,884	711,817

Total antidilutive securities	89,793	1,306,759	883,692

13.           INCOME TAXES:

Prior to the Offering of the Company’s common stock, the Company maintained the status of S Corporation for federal and state income tax purposes.  As an S Corporation, the Company was generally not responsible for income taxes.  Upon the closing of the Offering, the Company’s S Corporation election terminated and the Company was reorganized.  Accordingly, the Company became subject to federal and state income taxes from that date forward.

Upon the Company’s termination of its S Corporation status, the Company provided deferred income taxes for cumulative temporary differences between the tax basis and financial reporting basis of its assets and liabilities at the date of termination.

Provision for Income Taxes

The tax provision for the years ended December 31, 1999, 2000 and 2001, are summarized as follows:

	1999	2000	2001
	(in thousands)
Current provision-
Federal	$7,246	$(1,612)	$(996)
State	968	(65)	391

	8,214	(1,677)	(605)

Deferred provision-
Federal	2,598	3,604	2,911
State	(35)	289	(130)

	2,563	3,893	2,781

Provision for income taxes	$10,777	$2,216	$2,174

The following summarizes the tax effect of significant cumulative temporary differences that are included in the net deferred income tax liability as of December 31, 2000 and 2001:

	2000	2001
	(in thousands)
Differences in depreciation and amortization	$9,309	$11,986
Accruals and reserves not deducted for tax purposes until paid	(1,451)	(1,044)
Other, net	236	62

	$8,094	$11,004

A reconciliation of taxes based on the federal statutory rates and the provisions for income taxes for the years ended December 31, 1999, 2000 and 2001, are summarized as follows:

	1999	2000	2001
	(in thousands)
Income taxes at the federal statutory rate	$9,430	$1,939	$1,903
State income taxes, net of federal benefit	1,275	204	190
Other, net	72	73	81

Provision for income taxes	$10,777	$2,216	$2,174

14.           COMMITMENTS AND CONTINGENCIES:

The Company is contingently liable to finance companies for the notes initiated on behalf of such finance companies related to the sale of trucks and construction equipment.  The Company’s recourse liability related to such finance contracts is limited to 15 percent to 25 percent of the outstanding amount of each note initiated on the behalf of the finance company with the aggregate recourse liability for 2000 and 2001 being limited to $1.1 million and $1.3 million, respectively.  The Company provides an allowance for repossession losses and early repayment penalties.

Finance contracts initiated and sold during the years ended December 31, 1999, 2000 and 2001, were $283.6 million, $176.3 million and $149.9 million, respectively.

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

The Company has a consulting agreement with a software company for an aggregate monthly payment of $17,135.  This agreement expires in 2002.

15.           ACQUISITIONS:

In August 2001, the Company acquired substantially all the assets of El Paso Trucks, which consisted of two dealership locations in El Paso, Texas and Las Cruces, New Mexico. The transaction was valued at $2.5 million with the purchase price paid in cash.

The acquisition has been accounted for as a purchase; operations of the business acquired have been included in the accompanying consolidated financial statements from the respective date of acquisition.  The purchase price has been allocated based on the fair values of the assets at the date of acquisition as follows:

(in thousands)
Inventories	$680
Property and equipment	574
Prepaid expenses and other	20
Accrued expenses	(82)
Goodwill	1,300

Total	$2,492

In November 2001, the Company purchased substantially all the assets of Perfection, which operates a oil and gas up-fitting business, a medium duty truck accessory and up-fitting business and a parts distribution business in Oklahoma City, Oklahoma. The assets acquired were valued at $6.7 million with a purchase price of $4.2 million, paid in cash.

The acquisition has been accounted for as a purchase; operations of the business acquired have been included in the accompanying consolidated financial statements from the respective date of acquisition.  The purchase price was less than the fair value of the assets acquired.  The purchase price has been allocated by reducing the property and equipment with a fair value of $1.9 million to $0, and inventory with a fair value of $3.1 million to $2.5 million, and recording accounts receivable, net of an allowance for doubtful accounts, at its fair value of $1.7 million.

The following unaudited pro forma summary presents information as if the El Paso Trucks and Perfection acquisitions had taken place at the beginning of 2000.  The pro forma information is provided for information purposes only.  It is based on historical information and does not necessarily reflect the actual results that would have occurred nor is it necessarily indicative of future results of operations of the Company.  The following summary is for the years ended December  31, 2000 and 2001:

	2000	2001
	(in thousands, except per share amounts)
	(unaudited)
Revenues	$947,702	$808,337

Income after pro forma provision for income taxes	$4,352	$3,962

Basic income per share	$0.62	$0.57

Diluted income per share	$0.62	$0.56

16.           UNAUDITED QUARTERLY FINANCIAL DATA:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share amounts.)
2000

Revenues	$209,952	$248,536	$227,369	$211,571
Operating income	5,211	6,682	7,923	1,793
Income (loss) before income taxes	1,793	2,889	3,497	(2,638)
Net income (loss)	1,076	1,733	2,098	(1,582)
Basic earnings (loss) per share	$.15	$.25	$.30	$(.23)
Diluted earnings (loss) per share	$.15	$.25	$.30	$(.23)

2001

Revenues	$204,547	$199,193	$195,133	$185,405
Operating income	4,135	4,584	4,310	2,987
Income (loss) before income taxes	258	2,435	1,777	966
Net income (loss)	155	1,461	1,066	580
Basic earnings (loss) per share	$.02	$.21	$.15	$.08
Diluted earnings (loss) per share	$.02	$.21	$.15	$.08

17.           SEGMENTS:

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 “Disclosures about Segments of an Enterprise and Related Information” (SFAS 131).  This statement requires that public business enterprises report certain information about operating segments in complete sets of financial statements of the enterprise and in condensed financial statements of interim periods issued to shareholders.  It also requires that public business enterprises report certain information about their products and services, the geographic areas in which they operate, and their major customers. The effective date for SFAS No. 131 is for fiscal years beginning after December 15, 1997.

The Company has three reportable segments:  the Heavy-Duty Truck segment, the Construction Equipment segment and the Retail Center segment. The Heavy-duty Truck segment operates a regional network of truck centers that provide an integrated one-stop source for the trucking needs of its customers, including retail sales of new Peterbilt and used heavy-duty trucks, after-market parts, service and body shop facilities, and a wide array of financial services, including the financing of new and used truck purchases, insurance products and truck leasing and rentals. The Construction Equipment segment operates full-service John Deere dealerships that serve the Houston, Texas Metropolitan and surrounding areas and a majority of the counties in Michigan.  Dealership operations include the retail sale of new and used equipment, after-market parts and service facilities, equipment rentals, and the financing of new and used equipment.  The Retail Center segment (D&D) operates three farm and ranch retail locations in the San Antonio, Houston and Dallas/Fort Worth, Texas areas.  D&D, a one-stop shopping center for farm and ranch supplies, sells inventory which includes hardware, lawn and garden tools and machines, tack, veterinary supplies, fencing, livestock feed, guards, gates, shoots and trailers, saddles, boots and designer western wear and jewelry as well as many other farm and ranch supplies.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies.  The Company evaluates performance based on income before income taxes not including extraordinary items.

The Company accounts for intersegment sales and transfers as if the sales or transfers were to third parties, that is, at current market prices.  There were no material intersegment sales during the years ended December 31, 1999, 2000 and 2001.

The Company's reportable segments are strategic business units that offer different products and services.  They are managed separately because each business unit requires different technology and marketing strategies.  Business units were maintained through expansion and acquisitions.  The following table contains summarized information about reportable segment profit or loss and segment assets, for the years ended December 31, 1999, 2000 and 2001:

	Heavy-Duty Truck Segment	Construction Equipment Segment	Retail Center Segment	All Other	Totals
	(in thousands)
1999

Revenues from external customers	$689,202	$91,213	$18,562	$9,427	$808,404
Interest income	807	—	—	—	807
Interest expense	6,004	2,381	385	222	8,992
Depreciation and amortization	4,554	1,149	206	253	6,162
Segment profit before income tax	22,856	2,362	455	1,270	26,943
Segment assets	267,926	73,779	14,842	9,149	365,696
Expenditures for segment assets	51,935	1,229	6,393	768	60,325

2000

Revenues from external customers	$748,096	$110,094	$30,233	$8,485	$896,908
Interest income	140	—	—	—	140
Interest expense	11,987	3,030	975	216	16,208
Depreciation and amortization	7,199	1,385	516	349	9,449
Segment profit (loss) before income tax	5,884	416	(1,444)	685	5,541
Segment assets	288,225	63,047	29,586	8,016	388,874
Expenditures for segment assets	36,048	779	3,969	177	40,973

2001

Revenues from external customers	$640,449	$95,261	$40,808	$7,760	$784,278
Interest income	429	—	—	—	429
Interest expense	8,474	2,217	1,258	195	12,144
Depreciation and amortization	8,198	1,370	795	357	10,270
Segment profit (loss) before income tax	8,714	223	(4,002)	501	5,436
Segment assets	256,546	42,684	29,566	9,415	338,211
Expenditures for segment assets	19,450	372	765	143	20,730

Revenues from segments below the quantitative thresholds are attributable to four operating segments of the Company.  Those segments include a tire company, an insurance company, and a hunting lease operation.  None of those segments has ever met any of the quantitative thresholds for determining reportable segments.

18.     SUBSEQUENT EVENTS:

In February 2002, the retail segment of the Company sold its Internet and catalogue business for a pretax loss of approximately $927,000.  This amount was recorded as an impairment loss in the Company’s 2001 consolidated statement of income.

Item 10.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

Item 11.  Directors and Executive Officers of the Registrant

The information called for by item 10 of Form 10-K is incorporated herein by reference to such information included in the Company’s Proxy Statement for the 2002 Annual Meeting of Shareholders, under the captions “Election of Directors” and “Executive Officers.”

Item 12.  Executive Compensation

The information called for by item 11 of Form 10-K is incorporated herein by reference to such information included in the Company’s Proxy Statement for the 2002 Annual Meeting of Shareholders, under the caption “Compensation of Executive Officers.”

Item 13.  Security Ownership of Certain Beneficial Owners and Management

The information called for by item 12 of Form 10-K is incorporated herein by reference to such information included in the Company’s Proxy Statement for the 2002 Annual Meeting of Shareholders, under the caption “Principal Shareholders and Stock Ownership of Management.”

Item 14.  Certain Relationships and Related Transactions

The information called for by item 13 of Form 10-K is incorporated herein by reference to such information included in the Company’s Proxy Statement for the 2002 Annual Meeting of Shareholders, under the caption “Certain Transactions.”

PART IV

Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

Index to Financial Statements

(a) The following documents are filed as part of this Annual Report or are incorporated by reference as indicated:

.	1. The following financial statements are included under Item 8:

Report of Independent Public Accountants

Consolidated Balance Sheets as of December 31, 2000 and 2001

Consolidated Statements of Income for the years ended December 31, 1999, 2000 and 2001

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 1999, 2000 and 2001

Consolidated Statements of Cash Flows for the years ended December 31, 1999, 2000 and 2001

Notes to Consolidated Financial Statements.

2. The following financial statement schedules are included under Item 14:
None.

3. Exhibits.

Exhibit
No.	Identification of Exhibit

1.1.	Amended and Restated Articles of Incorporation of the Registrant (incorporated herein by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 2000).

1.2.	Bylaws of the Registrant, as amended (incorporated herein by reference to Exhibit 3.2 of the Company’s Registration Statement No. 333-03346 on Form S-1 filed April 10, 1996).

1.1

Specimen of certificate representing Common Stock, $.01 par value, of the Registrant (incorporated herein by reference to Exhibit 4.1 of the Company’s Registration Statement No. 333-03346 on Form S-1 filed April 10, 1996).

1.2

Form of Representatives’ Warrant Agreement, including form of Representatives’ Warrant (incorporated herein by reference to Exhibit 4.2 of the Company’s Registration Statement No. 333-03346 on Form S-1 filed April 10, 1996).

1.3.

Rights Agreement dated April 8, 1996 between Rush Enterprises, Inc. and American Stock Transfer & Trust Company, Trustee (incorporated herein by reference to Exhibit 4.3 of the Company’s Registration Statement No. 333–03346 on Form S-1 filed April 10, 1996).

10.1.

Right of First Refusal dated April 1, 1996 between Peterbilt Motors Company and W. Marvin Rush (incorporated herein by reference to Exhibit 10.76 of the Company’s Registration Statement No. 333-03346 on Form S-1 filed April 10, 1996).

10.2.

Right of First Refusal dated April 1, 1996 between Peterbilt Motors Company and Barbara Rush (incorporated herein by reference to Exhibit 10.77 of the Company’s Registration Statement No. 333-03346 on Form S-1 filed April 10, 1996).

10.3.

Right of First Refusal dated April 1, 1996 between Peterbilt Motors Company and W. M. “Rusty” Rush (incorporated herein by reference to Exhibit 10.78 of the Company’s Registration Statement No. 333-03346 on Form S-1 filed April 10, 1996).

10.4.

Right of First Refusal dated April 1, 1996 between Peterbilt Motors Company and Robin Rush (incorporated herein by reference to Exhibit 10.79 of the Company’s Registration Statement No. 333-03346 on Form S-1 filed April 10, 1996).

10.5.

Form of Indemnity Agreement between Rush Enterprises, Inc. and the members of its Board of Directors (incorporated herein by reference to Exhibit 10.80 of the Company’s Registration Statement No. 333-03346 on Form S-1 filed April 10, 1996).

10.6.

Form of Employment Agreement between W. Marvin Rush, W.M. “Rusty” Rush and Robin M. Rush (incorporated herein by reference to Exhibit 10.81 of the Company’s Registration Statement No. 333-03346 on Form S-1 filed April 10, 1996).

10.7.

Form of Employment Agreement between Rush Enterprises, Inc., and certain of its Vice Presidents. (incorporated herein by reference to Exhibit 10.82 of the Company’s Registration Statement No. 333-03346 on Form S-1 filed April 10, 1996).

10.8.

Tax Indemnification Agreement between Rush Enterprises, Inc., Associated Acceptance, Inc. and W. Marvin Rush (incorporated herein by reference to Exhibit 10.83 of the Company’s Registration Statement No. 333-03346 on Form S-1 filed April 10, 1996).

10.9.	Rush Enterprises, Inc. Long-Term Incentive Plan as amended.
10.10.

Form of Rush Enterprises, Inc. Long-Term Incentive Plan Stock Option Agreement (incorporated herein by reference to Exhibit 10.85 of the Company’s Registration Statement No. 333-03346 on Form S-1 filed April 10, 1996).

10.11.	Amended and Restated Master Loan Agreement between General Motors Acceptance Corporation and Rush Enterprises, Inc. dated December 7, 2000.
10.12

Interest Rate Allowances Agreement dated February 1, 1999 between General Motors Acceptance Corporation and Rush Enterprises, Inc. (incorporated herein by reference to Exhibit 2.16 of the Company’s Form 10-K for the year ended December 31, 1999)

10.13

Registration Rights Agreement dated October 1, 1999 by and among Rush Enterprises, Inc., Southwest Truck Center, Inc. and New Mexico Peterbilt, Inc. (incorporated herein by reference to Exhibit 2.1 of the Company’s Report on Form 8-K filed on October 19, 1999)

10.14	Form of dealer agreement between Paccar, Inc. and Rush Truck Centers. (incorporated herein by reference to Exhibit 10.18 of the Company’s Form 10-K for the year ended December 31, 1999)
10.15

Letter Agreement between Paccar Financial Corp. and Rush Enterprises, Inc. dated January 17, 2000. (incorporated herein by reference to Exhibit 10.19 of the Company’s Form 10-K for the year ended December 31, 1999)

21.1	Subsidiaries of the Company.
*99.0	Required letter regarding Arthur Andersen LLP representations.

Name	State of Incorporation	Names Under Which Subsidiary Does Business

Rush Truck Centers of Texas, L.P.	Delaware	Rush Truck Center
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
Rush Truck Center, El Paso
Rush Peterbilt Truck Center, El Paso

Rush Truck Centers of Oklahoma, Inc.	Delaware	Oklahoma Trucks, Inc.
Translease
Tulsa Trucks, Inc.
Rush Peterbilt Truck Center, Oklahoma City
Rush Truck Center, Oklahoma City
Rush Peterbilt Truck Center, Tulsa
Rush Truck Center, Tulsa
Rush Volvo Truck Center, Oklahoma City
Rush Volvo Truck Center, Tulsa
Rush Used Truck Center, Tulsa
Rush Peterbilt Truck Center, Ardmore
Rush Truck Center, Ardmore
Perfection Equipment, Inc.

Rush Truck Centers of California, Inc.	Delaware	South Coast Peterbilt
Translease
World Wide Tires
Rush Peterbilt Truck Center, Pico Rivera
Rush Truck Center, Pico Rivera
Rush Peterbilt Truck Center, Fontana
Rush Truck Center, Fontana
Rush Peterbilt Truck Center, Sun Valley
Rush Truck Center, Sun Valley
Rush Truck Center, Sylmar
Rush Peterbilt Truck Center, Sylmar
Rush Truck Center, Escondido
Rush Peterbilt Truck Center, Escondido
Rush Truck Center, San Diego
Rush Peterbilt Truck Center, San Diego

Rush Truck Centers of Louisiana, Inc.	Delaware	Ark-La-Tex Peterbilt, Inc.
Translease
Rush Peterbilt Truck Center, Bossier City
Rush Truck Center, Bossier City

Los Cuernos, Inc.	Delaware	Los Cuernos, Inc.

Rush Administrative Services, Inc.	Delaware	None

AiRush, Inc.	Delaware	None

Rush Truck Leasing, Inc.	Delaware	Rush Crane Systems

Rush Truck Centers of Colorado, Inc.	Delaware	Rush Truck Centers, Inc.
Rush Peterbilt Truck Center, Denver
Rush Truck Center, Denver
Rush Peterbilt Truck Center, Greeley
Rush Truck Center, Greeley

Rush Truck Centers of Arizona, Inc.	Delaware	Rush Truck Center, Phoenix
Rush Peterbilt Truck Center, Phoenix
Rush Truck Center, Chandler
Rush Peterbilt Truck Center, Chandler
Rush Truck Center, Flagstaff
Rush Peterbilt Truck Center, Flagstaff
Rush Truck Center, Tucson
Rush Peterbilt Truck Center, Tucson

Rush Truck Center of New Mexico, Inc.	Delaware	Rush Truck Center, Las Cruces

Rush GMC Truck Center of Phoenix, Inc.	Delaware

Rush GMC Truck Center of San Diego, Inc.	Delaware

Rush GMC Truck Center of Tucson, Inc.	Delaware

Rush Equipment Centers of Texas, Inc.	Delaware	Rush Equipment Center, Houston
Rush Equipment Center, Beaumont
Rush Equipment Rental Center, San Antonio

Rush Retail Centers, Inc.	Delaware	D & D Farm & Ranch Supermarket, Inc.

Smith Brothers

Rushtex, Inc.	Delaware

Rushco, Inc.	Delaware

Rush Equipment Centers of Michigan, Inc.	Delaware	Rush Equipment Center, Ellsworth
Rush Equipment Center, Traverse City
Rush Equipment Center, Grand Rapids
Work ‘N Play Shop
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

RUSH ENTERPRISES, INC.

By:	/s/ W. MARVIN RUSH	Date: April 1, 2002
W. Marvin Rush
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities on the dates indicated:

Signature	Capacity	Date
/s/ W. MARVIN RUSH	Chairman and Chief Executive Officer,	April 1, 2002
W. Marvin Rush	Director (Principal Executive Officer)

/s/ W. M. “RUSTY” RUSH	President, Director	April 1, 2002
W. M. “Rusty” Rush

/s/ ROBIN M. RUSH	Executive Vice President, Secretary,	April 1, 2002
Robin M. Rush	Treasurer and Director

/s/ RONALD J. KRAUSE	Director	April 1, 2002
Ronald J. Krause

/s/JOHN D. ROCK	Director	April 1, 2002
John D. Rock

/s/HAROLD D. MARSHALL	Director	April 1, 2002
Harold D. Marshall

/s/MARTIN A. NAEGELIN, JR.	Senior Vice President and	April 1, 2002
Martin A. Naegelin, Jr.	Chief Financial Officer
(Principal Financial and Accounting Officer)