Form 10-Q
period 2002-03-31
RUSH ENTERPRISES INC \TX\
filed 2002-05-15
CIK 1012019

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from______________________ to ________________________.

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

Yes         ☒                            No           ☐

                Indicated below is the number of shares outstanding of the registrant’s only class of common stock, as of May 11, 2002.

Title of Class	Number of Shares Outstanding
Common Stock, $.01 Par Value	7,002,044

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands- except for share information)

	March 31, 2002	December 31, 2001
	(unaudited)	(audited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$12,402	$19,852
Accounts receivable, net	26,203	27,401
Inventories	111,419	113,792
Prepaid expenses and other	1,208	1,034
Deferred income taxes	1,072	1,220

Total current assets	152,304	163,299

PROPERTY AND EQUIPMENT, net	131,239	131,896

OTHER ASSETS, net	42,136	42,224

Total assets	$325,679	$337,419

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Floor plan notes payable	$74,696	$85,300
Current maturities of long-term debt	15,669	15,594
Advances outstanding under lines of credit	28,481	22,459
Trade accounts payable	13,652	15,284
Accrued expenses	17,586	22,255

Total current liabilities	150,084	160,892

LONG-TERM DEBT, net of current maturities	80,719	82,576

DEFERRED INCOME TAXES, net	13,003	12,512

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred stock, par value $.01 per share; 1,000 shares authorized; 0 shares outstanding in 2002 and 2001	—	—
Common stock, par value $.01 per share; 25,000,000 shares authorized; 7,002,044 shares outstanding — 2002 and 2001	70	70
Additional paid-in capital	39,155	39,155
Retained earnings	42,648	42,214

Total shareholders’ equity	81,873	81,439

Total liabilities and shareholders’ equity	$325,679	$337,419

RUSH ENTERPRISES, INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Amounts)

(Unaudited)

Three Months Ended March 31,

	2002	2001
REVENUES:
New and used truck sales	$98,219	$126,041
Parts and service	54,023	46,922
Construction equipment sales	11,056	13,941
Lease and rental	6,337	6,256
Finance and insurance	1,065	1,117
Retail sales	9,633	9,397
Other	1,376	873

Total revenues	181,709	204,547

COST OF PRODUCTS SOLD	145,438	167,636

GROSS PROFIT	36,271	36,911

SELLING, GENERAL AND ADMINISTRATIVE	30,925	30,119

DEPRECIATION AND AMORTIZATION	2,477	2,657

OPERATING INCOME	2,869	4,135

INTEREST EXPENSE, NET	2,068	3,902

GAIN (LOSS) ON SALE OF ASSETS	(78)	25

INCOME BEFORE INCOME TAXES	723	258

PROVISION FOR INCOME TAXES	289	103

NET INCOME	$434	$155

BASIC AND DILUTED INCOME PER SHARE	$.06	$.02

Weighted average shares outstanding:

Basic	7,002	7,002

Diluted	7,155	7,013

The accompanying notes are an integral part of these consolidated financial statements.

RUSH ENTERPRISES, INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

 (In Thousands)

(Unaudited)

	Three Months Ended March 31,

	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$434	$155
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	3,936	3,920
Loss (gain) on sale of property and equipment	2	(182)
Provision for deferred income tax expense	639	552
Change in accounts receivable, net	1,198	(1,491)
Change in inventories	2,373	22,205
Change in prepaid expenses and other, net	(174)	2,176
Change in trade accounts payable	(1,630)	(2,929)
Change in accrued expenses	(4,669)	(4,773)

Net cash provided by operating activities	2,109	19,633

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(3,581)	(1,802)
Proceeds from the sale of property and equipment	398	915
Change in other assets	(1)	(3)

Net cash used in investing activities	(3,184)	(890)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt issuance	3,725	861
Principal payments on debt	(5,507)	(2,766)
Draws (payments) on lines of credit, net	6,022	6,914
Draws (payments) on floor plan notes payable, net	(10,604)	(23,095)
Debt issuance costs	(11)	(14)

Net cash (used in) financing activities	(6,375)	(18,100)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(7,450)	643

CASH AND CASH EQUIVALENTS, beginning of period	19,852	18,892

CASH AND CASH EQUIVALENTS, end of period	$12,402	$19,535

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for—
Interest	$2,094	$4,234
Income taxes	$84	$45

The accompanying notes are an integral part of these consolidated financial statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED  FINANCIAL STATEMENTS

(Unaudited)

1 - Principles of Consolidation and Basis of Presentation

                The interim consolidated financial statements included herein have been prepared by Rush Enterprises, Inc. and its subsidiaries (collectively referred to as the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  All adjustments have been made to the accompanying interim consolidated financial statements, which, in the opinion of the Company’s management, are necessary for a fair presentation of the Company’s operating results.  All adjustments are of a normal recurring nature.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  It is recommended that these interim consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.  Results of operations for interim periods are not necessarily indicative of results that may be expected for any other interim periods on the full fiscal year.

Certain prior year balances have been reclassified for comparison purposes.

2 - Goodwill and Other Intangible Assets

                FASB Statement No. 142, “Goodwill and Other Intangible Assets” addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, “Intangible Assets.”  Statement No. 142 addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition.  This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements.  The provisions of Statement No. 142 became effective January 1, 2002.  This Statement is required to be applied at the beginning of an entity’s fiscal year and to be applied to all goodwill and other intangible assets recognized in its financial statements at that date.  Impairment losses for goodwill and indefinite-lived intangible assets that arise due to the initial application of Statement No. 142 are to be reported as resulting from a change in accounting principle. The Company has completed its initial impairment review and recorded no impairment charges in its financial statements. However, the Company is exposed to the possibility that changes in market conditions could result in significant impairment charges in the future, thus resulting in a potential increase in earnings volatility.  In addition, as a result of Statement No. 142, the Company’s amortization expense is lower as the Company no longer amortizes goodwill.  Assuming the adoption of FASB No. 142 had occurred at the beginning of 2001, net income would have been $359,000 or $.05 per diluted share for the first quarter of 2001 as compared with $434,000, or $.06 per diluted share, for the first quarter of 2002.

3 - Commitments and Contingencies

                The Company is contingently liable to certain finance companies for certain promissory notes and finance contracts, related to the sale of trucks and construction equipment, sold to such finance companies.  The Company’s recourse liability related to sold finance contracts is limited to 15 to 25 percent of the outstanding balance of each note sold to a finance company, with the aggregate recourse liability, net of interest chargebacks, limited to $1.3 million.  In addition, the Company provides an allowance for repossession losses and early repayment penalties.

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

4 - Earnings Per Share

                The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended March 31,
	2002	2001
Numerator:
Net income— numerator for basic and diluted earnings per share	$434,000	$155,000

Denominator:
Denominator for basic earnings per share-adjusted weighted average shares outstanding	7,002,044	7,002,044
Effect of dilutive securities:
Employee and Director stock options	152,642	11,078
Denominator for diluted earnings per share-adjusted weighted average shares outstanding	7,154,686	7,013,122

Basic earnings per share	$.06	$.02

Diluted earnings per share	$.06	$.02

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

The accounting policies of the segments are the same as those described in the summary of significant accounting policies in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.  The Company evaluates performance based on income before income taxes not including extraordinary items.

The Company accounts for inter-segment sales and transfers as if the sales or transfers were to third parties, that is, at current market prices.  There were no material inter-segment sales during the quarters ended March 31, 2002 and 2001.

The Company’s reportable segments are strategic business units that offer different products and services.  They are managed separately because each business requires different technology and marketing strategies.  Business units were maintained through expansion and acquisitions.  The following table contains summarized information about reportable segment profit or loss and segment assets, for the quarters ended March 31, 2002 and 2001 (in thousands):

	Heavy-Duty Truck Segment	Construction Equipment Segment	Retail Center Segment	All Other	Totals

Three months ended March 31, 2002

Revenues from external customers	$152,673	$17,357	$9,962	$1,717	$181,709
Segment income (loss) before taxes	1,597	(492)	(456)	74	723
Segment assets	244,744	44,302	27,322	9,311	325,679

Three months ended March 31, 2001

Revenues from external customers	$172,766	$20,334	$9,391	$2,056	$204,547
Segment income (loss) before taxes	1,350	(520)	(800)	228	258
Segment assets	264,431	60,918	29,311	9,133	363,793

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

          The Heavy Duty Truck segment operates a regional network of 35 truck centers that provide an integrated one-stop source for the trucking needs of its customers, including retail sales of new Peterbilt and used heavy-duty trucks; after-market parts, service and body shop facilities; and a wide array of financial services, including the financing of new and used truck purchases, insurance products and truck leasing and rentals. The Company’s truck centers are strategically located in high truck traffic areas on or near major highways in Texas, California, Oklahoma, Colorado, Louisiana, Arizona and New Mexico. The Company is the largest Peterbilt truck dealer in the United States, representing approximately 21.7% of all new Peterbilt truck sales in 2001, and is the sole authorized vendor for new Peterbilt trucks and replacement parts in its market areas. The Company was named Peterbilt Dealer of the Year for North America for the 1993-1994 and 2000-2001 years.  The criteria used to determine the recipients of this award include, among others, image, customer satisfaction, sales activity and profitability.

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

Since acquiring D & D Farm and Ranch Supermarket, Inc. in 1998, the Company has grown to operate three Rush Retail Centers located in the greater San Antonio, Houston and Dallas/Fort Worth, Texas areas. D&D, a one-stop shopping center for farm and ranch supplies, sells inventory which includes hardware, lawn and garden tools and machines, tack, veterinary supplies, fencing, livestock feed, guards, gates, shoots and trailers, saddles, boots and designer western wear and jewelry as well as many other farm and ranch supplies.

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

Results of Operations

                The following discussion and analysis includes the Company’s historical results of operations for the three months ended March 31, 2002 and 2001.

The following table sets forth for the periods indicated certain financial data as a percentage of total revenues:

	Three Months Ended March 31,
	2002	2001

New and used truck sales	54.1%	61.6%
Parts and service	29.7	22.9
Construction equipment sales	6.1	6.8
Retail sales	5.3	4.6
Lease and rental	3.5	3.1
Finance and insurance	0.6	0.6
Other	0.7	0.4
Total revenues	100.0	100.0
Cost of products sold	80.0	81.9
Gross profit	20.0	18.1
Selling, general and administrative	17.0	14.7
Depreciation and amortization	1.4	1.3
Operating income	1.6	2.1
Interest expense, net	1.1	1.9
(Loss) gain on sale	(0.1)	—
Income before income taxes	0.4%	0.2%

Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001

Revenues

                Revenues decreased by approximately $22.8 million, or 11.1%, from $204.5 million to $181.7 million from the first quarter of 2001 to the first quarter of 2002. Sales of new and used trucks decreased by approximately $27.8 million, or 22.1%, from $126.0 million to $98.2 million from the first quarter of 2001 to the first quarter of 2002.  Unit sales of new trucks decreased by 29.7% and the new truck average revenue per unit increased by 7.3%. Unit sales of used trucks decreased 6.0%, and used truck average revenue per unit increased by 2.9%.

                Parts and service sales increased by approximately $7.1 million, or 15.1%, from $46.9 million to $54.0 million.  Approximately $5.2 million of the increase is attributable to the El Paso Trucks and Perfection acquisitions with the remainder related to same store growth.

Sales of new and used construction equipment decreased approximately $2.8 million or 20.1%, from $13.9 million to $11.1 million from the first quarter of 2001 to the first quarter of 2002. The decrease is primarily due to the construction equipment market declines in Texas and Michigan.

                Lease and rental revenues remained flat at approximately $6.3 million.  As part of the Company’s planned rental fleet reduction, rental sales for the construction equipment stores decreased approximately $0.2 million from the first quarter of 2001 but were offset by increases in the Company’s truck lease and rental operations.

                Finance and insurance revenues remained flat at approximately $1.1 million from the first quarter of 2001 to the first quarter of 2002.  Finance and insurance revenues have limited direct costs and, therefore, contribute a disproportionate share of operating profits.

                Retail sales increased $0.2 million or 2.1% from $9.4 million to $9.6 million from the first quarter of 2001 to the first quarter of 2002.

Gross Profit

                Gross profit decreased by approximately $0.6 million, or 1.6%, from $36.9 million to $36.3 million from the first quarter of 2001 to the first quarter of 2002.  Gross profit as a percentage of sales increased from 18.1% in the first quarter of 2001 to 20.0% in the first quarter of 2002.

Selling, General and Administrative Expenses

                Selling, general and administrative expenses increased by approximately $0.8 million, from $30.1 million to $30.9 million, or 2.7%, from the first quarter of 2001 to the first quarter of 2002. Approximately $1.8 million of 2002 SG&A expenses are directly related to new stores and facility expansions made subsequent to the first quarter of 2001.  SG&A expenses, net of new store openings and facility expansions, decreased $1.0 million or 3.3% from the first quarter of 2001.  Selling, general and administrative expenses as a percentage of sales increased from 14.7% to 17.0% from the first quarter of 2001 to the first quarter of 2002.

Interest Expense

                Interest expense decreased by approximately $1.8 million or 46.2%, from $3.9 million to $2.1 million, from the first quarter of 2001 to the first quarter of 2002, primarily as the result of decreased levels of floor plan liability.

Income before Income Taxes

                Income before income taxes increased by $0.4 million, or 133.3%, from $0.3 million to $0.7 million from the first quarter of 2001 to the first quarter of 2002, as a result of the factors described above.

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

                At March 31, 2002, the Company had working capital of approximately $2.2 million, including $12.4 million in cash and cash equivalents, $26.2 million in accounts receivable, $111.4 million in inventories, $1.2 million in prepaid expenses and $1.1 million in deferred income taxes, less $31.2 million of accounts payable and accrued expenses, $44.2 million of current maturities on long-term debt and advances outstanding under lines of credit, and $74.7 million outstanding under floor plan financing. The aggregate maximum borrowing limits under working capital lines of credit with its primary truck lender are approximately $13.5 million. Advances outstanding under this line of credit at March 31, 2002 were $13.5 million, leaving $0 available for future borrowings.  The Company has four separate secured lines-of-credit that provide for an aggregate maximum borrowing of $26.5 million.  Advances outstanding under these secured lines-of-credit in aggregate were $15.0 million, leaving $11.5 million available for future borrowings as of March 31, 2002.

For the first three months of 2002, operating activities resulted in net cash provided by operations of approximately $2.1 million.  Net income of $0.4 million, decreases in accounts receivable and inventory of $1.2 million, $2.4 million, respectively, coupled with provisions for depreciation, amortization and deferred taxes totaling $4.6 million more than offset an increase in other current assets of $0.2 million and decreases in trade accounts payable and accrued expenses totaling $6.3 million.

During the first three months of 2002, the Company used $3.2 million in investing activities, including purchases of property and equipment of $3.6 million offset by proceeds from the sale of property, and equipment of $0.4 million.

Net cash used in financing activities in the first three months of 2002 amounted to $6.4 million.  Proceeds from additional notes payable of $3.7 million and advances on lines of credit of $6.0 million was more than offset by a decrease in floor plan notes payable of $10.6 million and principal payments on notes payable of $5.5 million.

          Substantially all of the Company’s truck purchases from PACCAR are made on terms requiring payment within 15 days or less from the date of shipment of the trucks from the factory. The Company finances all, or substantially all, of the purchase price of its new truck inventory, and 75% of the loan value of its used truck inventory, under a floor plan arrangement with GMAC under which GMAC pays PACCAR directly with respect to new trucks. The Company makes monthly interest payments on the amount financed but is not required to commence loan principal repayments prior to sale on new vehicles to GMAC for a period of 12 months and for used vehicles for a period of three months. At March 31, 2002, the Company had approximately $47.7 million outstanding under its floor plan financing arrangement with GMAC. GMAC permits the Company to earn, for up to 10.0% of the amount borrowed under its floor plan financing arrangement with GMAC, interest at the prime rate, less 0.90%, on overnight funds deposited by the Company with GMAC.

Substantially all of the Company’s new equipment purchases are financed by John Deere and Citicapital.  The Company finances all, or substantially all, of the purchase price of its new equipment inventory, under its floor plan facilities.  The agreement with John Deere provides interest free financing for four months after which time the amount financed is required to be paid in full, or an immediate 2.25% discount with payment due in 30 days. When the equipment is sold prior to the expiration of the four-month period, the Company is required to repay the principal within approximately 10 days of the sale.  Should the equipment financed by John Deere not be sold within the four month period, it is transferred to the John Deere or the Citicapital floor plan arrangements. The Company makes principal payments to Citicapital, for sold inventory, on the 15th day of each month.  Used and rental equipment, to a maximum of book value, is financed under a floor plan arrangement with Citicapital.  The Company makes monthly interest payments on the amount financed and is required to commence loan principal repayments on rental equipment as book value reduces.  Principal payments, for sold used equipment, are made the 15th day of each month following the sale.  The loans are collateralized by a lien on the equipment.  The Company’s floor plan agreements limit the aggregate amount of borrowings based on the book value of new and used equipment units.  As of March 31, 2002, the Company’s floor plan arrangement with Citicapital permits the financing of up to $22 million in construction equipment.  At March 31, 2002, the Company had $8.1 million and $18.9 million outstanding under its floor plan financing arrangements with John Deere and Citicapital, respectively.

Backlogs

                The Company enters firm orders into its backlog at the time the order is received.  Currently, customer orders are being filled in approximately one month and customers have historically placed orders expecting delivery within three to six months.  However, certain customers, including fleets and governments, typically place orders up to one year in advance of their desired delivery date.  The Company in the past has typically allowed customers to cancel orders at any time prior to delivery, and the Company’s level of cancellations is affected by general economic conditions, economic recessions and customer business cycles.  As a percentage of orders, cancellations historically have ranged from 5% to 12% of annual order volume.  The Company’s backlogs as of March 31, 2002 and 2001, were approximately $120 million and $75 million, respectively.  Backlogs increased principally due to buying activity related to the new emission guidelines discussed below.

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

Seasonal effects in the construction equipment business are primarily driven by the weather. Seasonal effects on construction equipment sales related to the seasonal purchasing patterns of any single customer type are mitigated by the Company’s diverse customer base that includes contractors, for both residential and commercial construction, utility companies, federal, state and local government agencies, and various petrochemical, industrial and material supply type businesses that require construction equipment in their daily operations.

Cyclicality

          The Company’s business, as well as the entire retail heavy-duty truck industry, is dependent on a number of factors relating to general economic conditions, including fuel prices, interest rate fluctuations, economic recessions and customer business cycles. In addition, unit sales of new trucks have historically been subject to substantial cyclical variation based on such general economic conditions. The industry forecasts a decrease ranging from 20% to 30% in heavy-duty new truck sales in 2002.  Although the Company believes that its geographic expansion and diversification into truck-related services, including financial services, leasing, rentals and service and parts, will reduce the overall impact to the Company resulting from general economic conditions affecting heavy-duty truck sales, the Company’s operations will continue to be adversely affected by any continuation or renewal of general downward economic pressures or adverse cyclical trends.

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

Termination of Dealership Agreements Upon a Change of Control

A substantial percentage of our revenues is derived from sales of Peterbilt trucks and John Deere products. Therefore, our business is highly dependant on the PACCAR and John Deere dealership agreements, which authorize us to sell Peterbilt and John Deere products in our market areas.  Our dealership agreements with PACCAR are terminable by PACCAR in the event the aggregate voting power of Mr. W. Marvin Rush (Mr. Rush) and his family decreases below 30% with respect to the election of directors.  The John Deere dealership agreements would similarly be terminable by John Deere if the aggregate voting power of Mr. Rush and his family were to decrease below 25%.  As of March 31, 2002, Mr. Rush and his family beneficially owned 2,759,574 shares of Common Stock, or approximately 39.4% of the outstanding voting power.  The Company has no control over the transfer or disposition of the shares of Common Stock by Mr. Rush or by Mr. Rush’s estate.  If Mr. Rush were to sell his Common Stock or bequest his Common Stock to non-family members or if Mr. Rush’s estate were required to liquidate shares of Common Stock of the Company to pay estate taxes or otherwise, the change of control provisions of the dealership agreements described above would be triggered and could cause the Company to lose its critical right to sell Peterbilt and John Deere products.  Any loss of rights under its dealership agreements would have a severely adverse effect on the Company’s results of operations.

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

                The Company is exposed to some market risk through interest rates, related to its floor plan borrowing arrangements, variable rate debt and discount rates related to finance sales.  Floor plan borrowings are based on the prime rate of interest and are used to meet working capital needs.  As of March 31, 2002, the Company had floor plan borrowings of approximately $74.7 million.  Assuming an increase in the prime rate of interest of 100 basis points, interest expense could increase by $747,000.  The interest rate variability on all other debt would not have a material adverse effect on the Company’s financial statements.  The Company provides all customer financing opportunities to various finance providers.  The Company receives all finance charges, in excess of a negotiated discount rate, from the finance providers within 30 days.  The negotiated discount rate is variable, thus subject to interest rate fluctuations.   This interest rate risk is mitigated by the Company’s ability to pass discount rate increases to customers through higher financing rates.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

Not Applicable

Item 2. Changes in Securities

Not Applicable

Item 3. Defaults upon Senior Securities

Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

Not Applicable

Item 5. Other Information

Not Applicable

Item 6. Exhibits and Reports on Form 8-K

a) Exhibits

3.1	Amended and Restated Articles of Incorporation of the Registrant (incorporated herein by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 2000).

3.2	Bylaws of the Registrant, as amended (incorporated herein by reference to Exhibit of the Company’s Registration Statement No. 333-03346 on Form S-1 filed April 10, 1996).

b) Reports on Form 8-K

The Company filed a report with the Securities and Exchange Commission on Form 8-K on April 5, 2002 dismissing Arthur Andersen LLP, and appointing Ernst & Young LLP, as the Company’s independent public accountants.

SIGNATURES

                Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RUSH ENTERPRISES, INC.

Date:	May 15, 2002	By:	/S/ W. MARVIN RUSH
		Name:	W. Marvin Rush
		Title:	Chairman and Chief Executive Officer
(Principal Executive Officer)

Date:	May 15, 2002	By:	/S/ MARTIN A. NAEGELIN, JR.
		Name:	Martin A. Naegelin, Jr.
		Title:	Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)