Form 10-Q
period 2002-06-30
RUSH ENTERPRISES INC \TX\
filed 2002-08-14
CIK 1012019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                             to

Commission file number 0-20797

RUSH ENTERPRISES, INC.

(Exact name of registrant as specified in its charter)

Texas	74-1733016
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Yes         ☒                            No           ☐

Indicated below is the number of shares outstanding of the registrant’s only classes of common stock, as of August 13, 2002.

Title of Class	Number of Shares Outstanding
Class A Common Stock, $.01 Par Value	7,002,044
Class B Common Stock, $.01 Par Value	7,002,044

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

RUSH ENTERPRISES, INC., AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Shares and Per Share Amounts)

	June 30, 2002	December 31, 2001
	(unaudited)	(audited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$21,343	$19,852
Accounts receivable, net	23,421	26,403
Inventories	122,282	114,305
Prepaid expenses and other	1,133	1,244
Deferred income taxes	1,186	1,508

Total current assets	169,365	163,312

PROPERTY AND EQUIPMENT, net	129,215	132,196

OTHER ASSETS, net	41,764	42,703

Total assets	$340,344	$338,211

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Floor plan notes payable	$87,502	$85,300
Current maturities of long-term debt	14,975	15,594
Advances outstanding under lines of credit	28,237	22,459
Trade accounts payable	13,048	15,284
Accrued expenses	19,711	23,047

Total current liabilities	163,473	161,684

LONG-TERM DEBT, net of current maturities	79,487	82,576

DEFERRED INCOME TAXES, net	13,522	12,512

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred stock, par value $.01 per share; 1,000 shares authorized; 0 shares outstanding in 2002 and 2001	—	—
Common stock, par value $.01 per share; 50,000,000 shares authorized; 14,004,088 shares outstanding - 2002 and 2001	140	140
Additional paid-in capital	39,155	39,155
Retained earnings	44,567	42,144

Total shareholders’ equity	83,862	81,439

Total liabilities and shareholders’ equity	$340,344	$338,211

The accompanying notes are an integral part of these consolidated financial statements.

RUSH ENTERPRISES, INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Shares and Per Share Amounts – unaudited)

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001

REVENUES:
New and used truck sales	$103,110	$110,728	$201,329	$236,769
Parts and service	58,007	50,268	112,030	97,190
Construction equipment sales	13,084	17,989	24,140	31,930
Lease and rental	6,707	7,423	13,044	13,679
Finance and insurance	1,399	1,668	2,464	2,785
Retail sales	10,101	10,241	19,734	19,638
Other	646	876	1,184	1,749

TOTAL REVENUES	193,054	199,193	373,925	403,740

COST OF PRODUCTS SOLD	153,543	161,732	298,143	329,368

GROSS PROFIT	39,511	37,461	75,782	74,372

SELLING, GENERAL AND ADMINISTRATIVE	31,711	30,219	62,638	60,338

DEPRECIATION AND AMORTIZATION	2,490	2,658	4,967	5,315

OPERATING INCOME	5,310	4,584	8,177	8,719

INTEREST INCOME (EXPENSE)	(2,018)	(3,018)	(4,086)	(6,920)

GAIN (LOSS) ON SALE OF ASSETS	26	869	(52)	894

INCOME BEFORE INCOME TAXES	3,318	2,435	4,039	2,693

PROVISION FOR INCOME TAXES	1,326	974	1,616	1,077

NET INCOME	$1,992	$1,461	$2,423	$1,616
EARNINGS PER SHARE:

Basic	$0.14	$0.10	$0.17	$0.12

Diluted	$0.14	$0.10	$0.17	$0.12
Weighted average shares outstanding

Basic	14,004	14,004	14,004	14,004

Diluted	14,634	14,076	14,490	14,050

The accompanying notes are an integral part of these consolidated financial statements.

RUSH ENTERPRISES, INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Six months ended June 30,
	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,423	$1,616
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	7,924	7,890
Gain on sale of property and equipment	(19)	(1,143)
Provision for deferred income tax expense	525	1,423
Change in accounts receivable, net	3,980	3,086
Change in inventories	(8,490)	44,180
Change in prepaid expenses and other	(99)	2,422
Change in trade accounts payable	(2,236)	(2,133)
Change in accrued expenses	(2,025)	(4,115)

Net cash provided by operating activities	1,983	53,226

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(6,015)	(8,569)
Proceeds from the sale of property and equipment	987	4,425
Business acquisitions	—	(531)
Change in other assets	275	(14)

Net cash used in investing activities	(4,753)	(4,689)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	6,793	6,320
Payments on long-term debt	(10,501)	(6,018)
Draws on lines of credit, net	5,778	1,995
Draws (payments) on floor plan notes payable, net	2,202	(47,033)
Debt issuance costs	(11)	(31)

Net cash provided by (used in) financing activities	4,261	(44,767)

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,491	3,770

CASH AND CASH EQUIVALENTS, beginning of period	19,852	18,892

CASH AND CASH EQUIVALENTS, end of period	$21,343	$22,662

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for-
Interest	$4,104	$7,908
Income taxes	$250	$271

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

2 - Goodwill and Other Intangible Assets

FASB Statement No. 142, “Goodwill and Other Intangible Assets” addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, “Intangible Assets.”  Statement No. 142 addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition.  This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements.  The provisions of Statement No. 142 became effective January 1, 2002.  This Statement is required to be applied at the beginning of an entity’s fiscal year and to be applied to all goodwill and other intangible assets recognized in its financial statements at that date.  Impairment losses for goodwill and indefinite-lived intangible assets that arise due to the initial application of Statement No. 142 are to be reported as resulting from a change in accounting principle. The Company has completed its initial impairment review and recorded no impairment charges in its financial statements. However, the Company is exposed to the possibility that changes in market conditions could result in significant impairment charges in the future, thus resulting in a potential increase in earnings volatility.  In addition, as a result of Statement No. 142, the Company’s amortization expense is lower as the Company no longer amortizes goodwill.  Assuming the adoption of FASB No. 142 had occurred at the beginning of 2001, net income and earnings per share would have been as follows for the six months ended June 30, 2001:

Income before income taxes	$2,693,000

Amortization expense	653,000
Adjusted income before income taxes	3,346,000
Provision for income taxes	1,338,000

Net Income	$2,008,000

Basic shares outstanding	14,004,088

Diluted shares outstanding	14,049,444
Basic earnings per share	$.14
Diluted earnings per share	$.14

3 - Commitments and Contingencies

The Company is contingently liable to certain finance companies for certain promissory notes and finance contracts, related to the sale of trucks and construction equipment, sold to such finance companies.  The Company’s recourse liability related to sold finance contracts is limited to 15 to 25 percent of the outstanding balance of each note sold to a finance company.  The Company provides an allowance for repossession losses and early repayment penalties.

The Company is involved in various claims and legal actions arising in the ordinary course of business.  The Company believes it is unlikely that the final outcome of any of the claims or proceedings to which the Company is a party would have a material adverse effect on the Company’s financial position or results of operations; however, due to the inherent uncertainty of litigation, there can be no assurance that the resolution of any particular claim or proceeding would not have a material adverse effect on the Company’s results of operations for the fiscal period in which such resolution occurred..

4 - Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
Numerator:
Net income-numerator for basic and diluted earnings per share	$1,992,000	$1,461,000	$2,423,000	$1,616,000

Denominator:
Denominator for basic earnings per share-weighted average shares	14,004,088	14,004,088	14,004,088	14,004,088
Effect of dilutive securities:
Employee and Director stock options	630,718	71,338	485,840	45,356
Denominator for diluted earnings per share-adjusted weighted average shares	14,634,806	14,075,426	14,489,928	14,049,444
Basic earnings per share	$.14	$.10	$.17	$.12
Diluted earnings per share	$.14	$.10	$.17	$.12

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

The Company accounts for inter-segment sales and transfers as if the sales or transfers were to third parties, that is, at current market prices.  There were no material inter-segment sales during the quarters ended June 30, 2002 and 2001.

The Company’s reportable segments are strategic business units that offer different products and services.  They are managed separately because each business requires different technology and marketing strategies.  Business units were maintained through expansion and acquisitions.  The following table contains summarized information about reportable segment profit or loss and segment assets, for the quarters ended June 30, 2002 and 2001 (in thousands):

	Heavy-Duty Truck Segment	Construction Equipment Segment	Retail Center Segment	All Other	Totals
Three months ended June 30, 2002

Revenues from external customers	$161,031	$20,079	$9,846	$2,098	$193,054
Segment income (loss) before taxes	3,053	308	(220)	177	3,318
Segment assets	258,237	44,300	27,789	10,018	340,344

Six months ended June 30, 2002

Revenues from external customers	$312,866	$37,436	$19,808	$3,815	$373,925
Segment income (loss) before taxes	4,648	(184)	(676)	251	4,039
Segment assets	258,237	44,300	27,789	10,018	340,344

Three months ended June 30, 2001

Revenues from external customers	$160,767	$26,161	$10,241	$2,024	$199,193
Segment income (loss) before taxes	2,268	441	(501)	227	2,435
Segment assets	244,552	56,462	31,274	9,745	342,033

Six months ended June 30, 2001

Revenues from external customers	$333,533	$46,495	$19,632	$4,080	$403,740
Segment income (loss) before taxes	3,618	(79)	(1,301)	455	2,693
Segment assets	244,552	56,462	31,274	9,745	342,033

Revenues from segments below the reportable quantitative thresholds are attributable to three operating segments of the Company.  Those segments include a tire company, an insurance company, and a hunting lease operation.  None of these segments have ever met any of the quantitative thresholds for determining reportable segments.

6 – Subsequent Events

Effective at the close of business on July 9, 2002 (the “Record Date”), pursuant to action taken by the shareholders at the Annual Meeting of the Company held July 9, 2002, and described in the Proxy Statement dated May 15, 2002, the Board of Directors of the Company reclassified the outstanding common stock, $0.01 par value per share (the “Old Common Stock”), as Class B Common Stock, $0.01 par value per share (the “Class B Common Stock”), and declared a stock dividend of one share of a new Class A Common Stock, $.01 par value per share, for each share of Class B Common Stock held by shareholders of record on the Record Date. Each share of Class A Common Stock ranks substantially equal to each share of Class B Common Stock with respect to receipt of any dividends or distributions declared on shares of common stock and the right to receive proceeds on liquidation or dissolution of the Company after payment of the Company’s indebtedness and liquidation preference payments to holders of preferred shares.  However, holders of Class A Common Stock will have 1/20th of one vote per share on all matters requiring a shareholder vote, while holders of Class B Common Stock will retain their full vote per share.  The Company’s stock trades under the symbols RUSHA and RUSHB.  Prior to the reclassification and stock dividend, the Company had 7,002,044 shares of Old Common Stock outstanding.  Subsequent to the reclassification and stock dividend, the Company has 7,002,044 shares of Class A Common Stock and 7,002,004 shares of Class B Common Stock outstanding.

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

Effective at the close of business on July 9, 2002 (the “Record Date”), pursuant to action taken by the shareholders at the Annual Meeting of the Company held July 9, 2002, and described in the Proxy Statement dated May 15, 2002, the Board of Directors of the Company reclassified the outstanding common stock, $0.01 par value per share (the “Old Common Stock”), as Class B Common Stock, $0.01 par value per share (the “Class B Common Stock”), and declared a stock dividend of one share of a new Class A Common Stock, $.01 par value per share, for each share of Class B Common Stock held by shareholders of record on the Record Date. Each share of Class A Common Stock ranks substantially equal to each share of Class B Common Stock with respect to receipt of any dividends or distributions declared on shares of common stock and the right to receive proceeds on liquidation or dissolution of the Company after payment of the Company’s indebtedness and liquidation preference payments to holders of preferred shares.  However, holders of Class A Common Stock will have 1/20th of one vote per share on all matters requiring a shareholder vote, while holders of Class B Common Stock will retain their full vote per share.  The Company’s stock trades under the symbols RUSHA and RUSHB.  Prior to the reclassification and stock dividend, the Company had 7,002,044 shares of Old Common Stock outstanding.  Subsequent to the reclassification and stock dividend, the Company has 7,002,044 shares of Class A Common Stock and 7,002,004 shares of Class B Common Stock outstanding.

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

Results of Operations

The following discussion and analysis includes the Company’s historical results of operations for the three and six months ended June 30, 2002 and 2001.

The following table sets forth for the periods indicated certain financial data as a percentage of total revenues:

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001

New and used truck sales	53.4%	55.6%	53.8%	58.6%
Parts and service	30.1	25.2	30.0	24.1
Construction equipment sales	6.8	9.0	6.5	7.9
Lease and rental	3.5	3.7	3.5	3.4
Finance and insurance	0.7	0.9	0.6	0.7
Retail sales	5.2	5.1	5.3	4.9
Other	0.3	0.5	0.3	0.4
Total revenues	100.0	100.0	100.0	100.0
Cost of products sold	79.5	81.2	79.7	81.6
Gross profit	20.5	18.8	20.3	18.4
Selling, general and administrative expenses	16.4	15.2	16.8	14.9
Depreciation and amortization	1.3	1.3	1.3	1.3
Operating income	2.8	2.3	2.2	2.2
Interest expense	1.0	1.5	1.1	1.7
Gain on sale of assets	—	(0.4)	—	(0.2)
Income before income taxes	1.8	1.2	1.1	0.7
Provision for income taxes	0.7	0.5	0.4	0.3
Net income	1.1%	0.7%	0.7%	0.4%

Three Months Ended June 30, 2002 Compared to Three Months Ended June 30, 2001

Revenues

Revenues decreased by approximately $6.1 million, or 3.1%, from $199.2 million to $193.1 million from the second quarter of 2001 to the second quarter of 2002. Sales of new and used trucks decreased by approximately $7.6 million, or 6.9%, from $110.7 million to $103.1 million from the second quarter of 2001 to the second quarter of 2002.  Unit sales of new trucks decreased by 2.6% while the new truck average revenue per unit increased 4.7%. Unit sales of used trucks increased 2.1%, and used truck average revenue per unit increased by 8.4%. Demand for used trucks has increased due to the emission guidelines for new engines manufactured subsequent to October 1, 2002.

The Environmental Protection Agency (EPA), has mandated that heavy-duty engine manufacturers meet new, stricter emissions guidelines, regarding nitrous oxides, for all engines built subsequent to October 1, 2002.  The Company expects that these new guidelines will increase the price of a new heavy-duty truck approximately $3,000 to $8,000 per unit and possibly reduce the operating efficiency and life of the truck.  As a result, the Company anticipates stronger than expected truck sales during the third quarter of 2002 as customers attempt to make purchases under the current emission laws.  The Company also anticipates a short-term decline in truck sales subsequent to October 1, 2002, the effective date of the new emission laws.

Parts and service sales increased by approximately $7.7 million, or 15.3%, from $50.3 million to $58.0 million.  Approximately $5.8 million of the increase is attributable to the El Paso Trucks and Perfection acquisitions with the remainder related to same store growth.

Sales of new and used construction equipment decreased approximately $4.9 million or 27.2%, from $18.0 million to $13.1 million from the second quarter of 2001 to the second quarter of 2002. The decrease is primarily due to construction equipment market declines in Texas and Michigan of approximately 17%, and the consolidation of three of the Company’s Michigan locations. Management believes the industry will experience a decrease ranging from 20% to 30% in new construction equipment unit sales during 2002.

Lease and rental revenues decreased by approximately $0.7 million, or 9.5% from $7.4 million to $6.7 million. Lease and rental revenues related to the truck segment were up slightly while construction equipment segment lease and rental revenues decreased approximately $0.8 million due to the Company’s planned rental fleet reduction in its construction equipment operations.

Finance and insurance revenues decreased by approximately $0.3 million, or 17.6%, from $1.7 million to $1.4 million from the second quarter of 2001 to the second quarter of 2002. Finance and insurance revenues have limited direct costs and, therefore, contribute a disproportionate share of operating profits.

Retail sales decreased $0.1 million or 1.0% from $10.2 million to $10.1 million from the second quarter of 2001 to the second quarter of 2002.

Gross Profit

Gross profit increased by approximately $2.0 million, or 5.3%, from $37.5 million to $39.5 million from the second quarter of 2001 to the second quarter of 2002.  Gross profit as a percentage of sales increased from 18.8% in the second quarter of 2001 to 20.5% in the second quarter of 2002. This increase is the result of a change in product mix.  Increases in parts and service revenues, higher margin revenue categories, grew as a percentage of total revenues, while truck sales revenues, a lower margin revenue category, decreased as a percentage of total revenues. Additionally, the Company recognized a $0.9 million loss provision during the second quarter of 2001 to increase the Company’s reserve for truck valuation and repossession losses. No such loss provision was recognized during the second quarter of 2002.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by approximately $1.5 million, from $30.2 million to $31.7 million, or 5.0%, from the second quarter of 2001 to the second quarter of 2002. Approximately $1.7 million of 2002 SG&A expenses are directly related to new stores acquisitions made subsequent to the second quarter of 2001.  SG&A expenses, net of new store openings, decreased $0.2 million or 0.7% from the second quarter of 2001. Selling, general and administrative expenses as a percentage of sales increased from 15.2% to 16.4% from the second quarter of 2001 to the second quarter of 2002.  The increase as a percentage of sales is primarily a result of higher commission expense due to increased gross margins.

Interest Expense

Interest expense decreased by approximately $1.0 million or 33.3%, from $3.0 million to $2.0 million, from the second quarter of 2001 to the second quarter of 2002, primarily as the result of decreased levels of floorplan indebtedness coupled with lower interest rates on the Company’s variably financed debt.

Gain on Sale of Assets

The Company recorded a non-recurring pretax gain of approximately $0.8 million on the sale of real estate during the second quarter of 2001.

Income before Income Taxes

Income before income taxes increased by $0.9 million, or 37.5%, from $2.4 million to $3.3 million from the second quarter of 2001 to the second quarter of 2002, as a result of the factors described above.

Income Taxes

The Company has provided for taxes at a 40% effective rate.

Six Months Ended June 30, 2002 Compared to Six Months Ended June 30, 2001

Revenues

Revenues decreased by approximately $29.8 million, or 7.4%, from $403.7 million to $373.9 million from the first six months of 2001 to the first six months of 2002.  Sales of new and used trucks decreased by approximately $35.5 million, or 15.0%, from $236.8 million to $201.3 million from the first six months of 2001 to the first six months of 2002.  Unit sales of new trucks decreased by 18.4% and new truck average revenue per unit increased slightly. Unit sales of used trucks decreased by 1.9% and used truck average revenue per unit decreased by 5.4%.

The Environmental Protection Agency (EPA), has mandated that heavy-duty engine manufacturers meet new, stricter emissions guidelines, regarding nitrous oxides, for all engines built subsequent to October 1, 2002.  The Company expects that these new guidelines will increase the price of a new heavy-duty truck approximately $3,000 to $8,000 per unit and possibly reduce the operating efficiency and life of the truck.  As a result, the Company anticipates stronger than expected truck sales during the third quarter of 2002 as customers attempt to make purchases under the current emission laws.  The Company also anticipates a short-term decline in truck sales subsequent to October 1, 2002, the effective date of the new emission laws.

Parts and service sales increased by approximately $14.8 million, or 15.2%, from $97.2 million to $112.0 million. Approximately $11.0 million of the increase is attributable to the El Paso Trucks and Perfection acquisitions with the remainder related to same store growth.

Sale of new and used construction equipment decreased approximately $7.8 million, or 24.5% from $31.9 million to $24.1 million from the first six months of 2001 to the first six months of 2002. The decrease is primarily due to construction equipment market declines in Texas and Michigan of approximately 17%, and the consolidation of three of the Company’s Michigan locations. Management believes the industry will experience a decrease ranging from 20% to 30% in new construction equipment unit sales during 2002.

Lease and rental revenues decreased by approximately $0.7 million, or 5.1%, from $13.7 million to $13.0 million. Lease and rental revenues related to the truck segment were up approximately $0.4 million while construction equipment segment lease and rental revenues decreased $1.0 million due to the Company’s planned rental fleet reduction in its construction equipment operations.

Finance and insurance revenues decreased by approximately $0.3 million, or 10.7%, from $2.8 million to $2.5 million from the first six months of 2001 to the first six months of 2002. Finance and insurance revenues have limited direct costs and, therefore, contribute a disproportionate share of operating profits.

Retail sales increased $0.1 million or 0.5% from $19.6 million to $19.7 million from the first six months of 2001 to the first six months of 2002.

Gross Profit

Gross profit increased by approximately $1.4 million, or 1.9%, from $74.4 million to $75.8 million from the first six months of 2001 to the first six months of 2002. Gross profit as a percentage of sales increased from 18.4% in the first six months of 2001 to 20.3% in the first six months of 2002. This increase is the result of a change in product mix.  Increases in parts and service revenues, higher margin revenue categories, grew as a percentage of total revenues, while truck sales revenues, a lower margin revenue category, decreased as a percentage of total revenues.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by approximately $2.3 million, from $60.3 million to $62.6 million, or 3.8%, from the first six months of 2001 to the first six months of 2002. Approximately $3.5 million of 2002 SG&A expenses are directly related to new store acquisitions made subsequent to the second quarter of 2001.  SG&A expenses, net of new store openings and facility expansions, decreased $1.2 million or 2.0% from the second quarter of 2001.  Selling, general and administrative expenses as a percentage of sales increased from 14.9% to 16.8% from the first six months of 2001 to the first six months of 2002.  The increase as a percentage of sales is primarily a result of higher commission expense due to increased gross margins.

Interest Expense

Interest expense decreased by approximately $2.8 million from $6.9 million to $4.1 million, or 40.6%, from the first six months of 2001 to the first six months of 2002, primarily as the result of decreased levels of floorplan indebtedness coupled with lower interest rates on the Company’s variably financed debt.

Gain on Sale of Assets

The Company recorded a non-recurring pretax gain of approximately $0.8 million on the sale of real estate during the second quarter of 2001.

Income before Income Taxes

Income before income taxes increased by $1.3 million, or 48.1% from $2.7 million to $4.0 million from the first six months of 2001 to the first six months of 2002, as a result of the factors described above.

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

At June 30, 2002, the Company had working capital of approximately $5.9 million, including $21.3 million in cash and cash equivalents, $23.4 million in accounts receivable, $122.3 million in inventories, $1.1 million in prepaid expenses, and $1.2 million in deferred income taxes, less $32.7 million of accounts payable and accrued expenses, $43.2 million of current maturities on long-term debt and advances outstanding under lines of credit, and $87.5 million outstanding under floor plan financing. The aggregate maximum borrowing limits under working capital lines of credit with its primary truck lender are approximately $13.5 million. Advances outstanding under this line of credit at June 30, 2002 were $13.5 million, leaving $0 available for future borrowings.  The Company has four separate secured lines-of-credit that provide for an aggregate maximum borrowing of $26.5 million.  Advances outstanding under these secured lines-of-credit in aggregate were $14.7 million, leaving $11.8 million available for future borrowings as of June 30, 2002.

For the first six months of 2002, operating activities resulted in net cash provided by operations of approximately $2.0 million.  Net income of $2.4 million, decreases in accounts receivable of $4.0 million, coupled with provisions for depreciation, amortization and deferred taxes totaling $8.5 million more than offset increases in inventories and prepaid expenses and other assets of $8.5 million and $0.1 million, respectively, and decreases in trade accounts payable and accrued expenses totaling $4.3 million.

For the first six months of 2001, operating activities resulted in net cash provided by operations of approximately $53.2 million.  Net income of $1.6 million, decreases in inventory, accounts receivable and other current assets of $44.2 million, $3.1 million and $2.4 million, respectively, coupled with provisions for depreciation, amortization and deferred taxes totaling $9.3 million more than offset decreases in trade accounts payable and accrued expenses totaling $6.3 million and a gain on sale of property and equipment of $1.1 million.  The increase in cash from operating activities is primarily due to the Company’s inventory reduction efforts in preparation for the decline in the heavy-duty truck market.

During the first six months of 2002, the Company used $4.7 million in investing activities, including fixed asset purchases of $6.0 million, offset by proceeds from the sale of property, and equipment totaling $1.0 million and an increase in other assets of  $0.3 million.

During the first six months of 2001, the Company used $4.7 million in investing activities, including fixed asset purchases of $8.6 million, a business acquisition purchase $0.5 million offset by proceeds from the sale of property, and equipment totaling $4.4 million.

Net cash provided by financing activities in the first six months of 2002 amounted to $4.3 million.  Proceeds from additional notes payable of $6.8 million, advances on lines of credit of $5.8 million and draws on floor plan notes payable of $2.2 million, was more than offset by principal payments on notes payable of $10.5 million.

Net cash used in financing activities in the first six months of 2001 amounted to $44.7 million.  Proceeds from additional notes payable of $6.3 million and advances on lines of credit of $2.0 million was more than offset by a decrease in floor plan notes payable of $47.0 million and principal payments on notes payable of $6.0 million.

Substantially all of the Company’s truck purchases from PACCAR are made on terms requiring payment within 15 days or less from the date of shipment of the trucks from the factory. The Company finances all, or substantially all, of the purchase price of its new truck inventory, and 75% of the loan value of its used truck inventory, under a floor plan arrangement with GMAC under which GMAC pays PACCAR directly with respect to new trucks. The Company makes monthly interest payments on the amount financed but is not required to commence loan principal repayments prior to sale on new vehicles to GMAC for a period of 12 months and for used vehicles for a period of three months. At June 30, 2002, the Company had approximately $59.1 million outstanding under its floor plan financing arrangement with GMAC. GMAC permits the Company to earn, for up to 10.0% of the amount borrowed under its floor plan financing arrangement with GMAC, interest at the prime rate, less 0.90%, on overnight funds deposited by the Company with GMAC.

Substantially all of the Company’s new equipment purchases are financed by John Deere and Citicapital.  The Company finances all, or substantially all, of the purchase price of its new equipment inventory, under its floor plan facilities.  The agreement with John Deere provides interest free financing for four months after which time the amount financed is required to be paid in full, or an immediate 2.25% discount with payment due in 30 days.  When the equipment is sold prior to the expiration of the four-month period, the Company is required to repay the principal within approximately 10 days of the sale.  Should the equipment financed by John Deere not be sold within the four-month period, it is transferred to the John Deere or the Citicapital floor plan arrangements. The Company makes principal payments to Citicapital, for sold inventory, on the 15th day of each month.  Used and rental equipment, to a maximum of book value, is financed under a floor plan arrangement with Citicapital.  The Company makes monthly interest payments on the amount financed and is required to commence loan principal repayments on rental equipment as book value reduces.  Principal payments, for sold used equipment, are made the 15th day of each month following the sale.  The loans are collateralized by a lien on the equipment.  The Company’s floor plan agreements limit the aggregate amount of borrowings based on the book value of new and used equipment units.  As of June 30, 2002, the Company’s floor plan arrangement with Citicapital permits the financing of up to $22 million in construction equipment.  At June 30, 2002, the Company had $20.5 million and $7.9 million outstanding under its floor plan financing arrangements with John Deere and Citicapital, respectively.

Backlogs

The Company enters firm orders into its backlog at the time the order is received.  Currently, customer orders are being filled in approximately three months and customers have historically placed orders expecting delivery within three to six months.  However, certain customers, including fleets and governments, typically place orders up to one year in advance of their desired delivery date.  The Company in the past has typically allowed customers to cancel orders at any time prior to delivery, and the Company’s level of cancellations is affected by general economic conditions, economic recessions and customer business cycles.  As a percentage of orders, cancellations historically have ranged from 5% to 12% of annual order volume.  The Company’s backlogs as of June 30, 2002 and 2001, were approximately $175 million and $75 million, respectively.

The Environmental Protection Agency (EPA), has mandated that heavy-duty engine manufacturers meet new, stricter emissions guidelines, regarding nitrous oxides, for all engines built subsequent to October 1, 2002.  The Company expects that these new guidelines will increase the price of a new heavy-duty truck approximately $3,000 to $8,000 per unit and possibly reduce the operating efficiency and life of the truck.  As a result, the Company anticipates stronger than expected truck sales during the third quarter of 2002 as customers attempt to make purchases under the current emission laws.  The Company also anticipates a short-term decline in truck sales subsequent to October 1, 2002, the effective date of the new emission laws.

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

Cyclicality

The Company’s business, as well as the entire retail heavy-duty truck industry, is dependent on a number of factors relating to general economic conditions, including fuel prices, interest rate fluctuations, economic recessions and customer business cycles. In addition, unit sales of new trucks have historically been subject to substantial cyclical variation based on such general economic conditions. The industry forecasts heavy-duty new truck sales in 2002 to be level.  This number is consistent with 2001 sales but is approximately 32% lower than year 2000 sales.  Although the Company believes that its geographic expansion and diversification into truck-related services, including financial services, leasing, rentals and service and parts, will reduce the overall impact to the Company resulting from general economic conditions affecting heavy-duty truck sales, the Company’s operations will continue to be adversely affected by any continuation or renewal of general downward economic pressures or adverse cyclical trends.

Termination of Dealership Agreements Upon a Change of Control

A substantial percentage of our revenues is derived from sales of Peterbilt trucks and John Deere products. Therefore, our business is highly dependant on the PACCAR and John Deere dealership agreements, which authorize us to sell Peterbilt and John Deere products in our market areas.  Our dealership agreements with PACCAR are terminable by PACCAR in the event the aggregate voting power of Mr. W. Marvin Rush (Mr. Rush) and his family decreases below 30% with respect to the election of directors.  The John Deere dealership agreements would similarly be terminable by John Deere if the aggregate voting power of Mr. Rush and his family were to decrease below 25%.  Subsequent to the reclassification of Common Stock and the stock dividend on July 9, 2002, Mr. Rush and his family beneficially owned 2,759,574 shares of Class A Common Stock and 2,759,574 shares of Class B Common Stock, or approximately 39.4% of the outstanding voting power.  The Company has no control over the transfer or disposition of the shares of Common Stock by Mr. Rush or by Mr. Rush’s estate.  If Mr. Rush were to sell his Common Stock or bequest his Common Stock to non-family members or if Mr. Rush’s estate were required to liquidate shares of Common Stock of the Company to pay estate taxes or otherwise, the change of control provisions of the dealership agreements described above would be triggered and could cause the Company to lose its critical right to sell Peterbilt and John Deere products.  Any loss of rights under its dealership agreements would have a severely adverse effect on the Company’s results of operations.

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

The Company is exposed to some market risk through interest rates, related to its floor plan borrowing arrangements, variable rate debt and discount rates related to finance sales.  Floor plan borrowings are based on the prime rate of interest and are used to meet working capital needs.  As of June 30, 2002, the Company had floor plan borrowings of approximately $87.5 million.  Assuming an increase in the prime rate of interest of 100 basis points, interest expense could increase by $875,000.  The interest rate variability on all other debt would not have a material adverse effect on the Company’s financial statements.  The Company provides all customer financing opportunities to various finance providers.  The Company receives all finance charges, in excess of a negotiated discount rate, from the finance providers within 30 days.  The negotiated discount rate is variable, thus subject to interest rate fluctuations.   This interest rate risk is mitigated by the Company’s ability to pass discount rate increases to customers through higher financing rates.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Not Applicable

Item 2.  Changes in Securities

Not Applicable

Item 3.  Defaults upon Senior Securities

Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders

Not Applicable

Item 5.  Other Information

Not Applicable

Item 6.  Exhibits and Reports on Form 8-K

a)  Exhibits

3.1                                 Articles of Amendment to the Articles of Incorporation of the Registrant dated as of July 9, 2002

(incorporated herein by reference to Exhibit 3.1 of the Registrant’s Registration Statement on Form 8-A filed July 9, 2002).

3.2                                 Amended and Restated Articles of Incorporation of the Registrant (incorporated herein by reference to

Exhibit 3.1 of the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 2000).

3.3                                 Amended and Restated Bylaws of the Registrant dated as of July 9, 2002 (incorporated herein by reference to Exhibit 3.3 of the Registrant’s Registration Statement on Form 8-A filed July 9, 2002).

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

RUSH ENTERPRISES, INC.

Date:	August 14, 2002	By:	/s/ W. MARVIN RUSH
		Name:	W. Marvin Rush
		Title:	Chairman and Chief Executive Officer
(Principal Executive Officer)

Date:	August 14, 2002	By:	/s/ MARTIN A. NAEGELIN, JR.
		Name:	Martin A. Naegelin, Jr.
		Title:	Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)