Form 10-Q
period 2002-09-30
RUSH ENTERPRISES INC \TX\
filed 2002-11-14
CIK 1012019

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

Indicated below is the number of shares outstanding of the registrant’s only classes of common stock, as of November 13, 2002.

Title of Class	Number of Shares Outstanding
Class A Common Stock, $.01 Par Value	7,002,044
Class B Common Stock, $.01 Par Value	7,002,044

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

RUSH ENTERPRISES, INC., AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Shares and Per Share Amounts)

	September 30, 2002	December 31, 2001
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$20,197	$19,852
Accounts receivable, net	29,632	26,403
Inventories	145,753	114,305
Prepaid expenses and other	1,053	1,244
Deferred income taxes	747	1,508

Total current assets	197,382	163,312

PROPERTY AND EQUIPMENT, net	129,535	132,196

OTHER ASSETS, net	41,662	42,703

Total assets	$368,579	$338,211

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Floor plan notes payable	$112,076	$85,300
Current maturities of long-term debt	18,760	15,594
Advances outstanding under lines of credit	21,337	22,459
Trade accounts payable	14,041	15,284
Accrued expenses	25,166	23,047

Total current liabilities	191,380	161,684

LONG-TERM DEBT, net of current maturities	76,149	82,576

DEFERRED INCOME TAXES, net	14,292	12,512

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred stock, par value $.01 per share; 1,000 shares authorized; 0 shares outstanding in 2002 and 2001	—	—
Common stock, par value $.01 per share; 50,000,000 shares authorized; 14,004,088 shares outstanding - 2002 and 2001	140	140
Additional paid-in capital	39,155	39,155
Retained earnings	47,463	42,144

Total shareholders’ equity	86,758	81,439

Total liabilities and shareholders’ equity	$368,579	$338,211

The accompanying notes are an integral part of these consolidated financial statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except earnings per share - unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001

REVENUES:
New and used truck sales	$156,224	$102,646	$357,553	$339,415
Parts and service	58,071	52,381	170,101	149,571
Construction equipment sales	10,906	20,626	35,046	52,556
Lease and rental	6,817	7,050	19,861	20,729
Finance and insurance	1,736	1,509	4,200	4,294
Retail sales	8,756	9,967	28,490	29,605
Other	420	711	1,602	2,046

TOTAL REVENUES	242,930	194,890	616,853	598,216

COST OF PRODUCTS SOLD	200,039	156,593	498,182	485,775

GROSS PROFIT	42,891	38,297	118,671	112,441

SELLING, GENERAL AND ADMINISTRATIVE	33,601	31,289	96,239	91,358

DEPRECIATION AND AMORTIZATION	2,482	2,664	7,449	7,979

OPERATING INCOME	6,808	4,344	14,983	13,104

INTEREST INCOME (EXPENSE)	(2,075)	(2,585)	(6,161)	(9,505)

GAIN ON SALE OF ASSETS	93	18	43	871

INCOME BEFORE INCOME TAXES	4,826	1,777	8,865	4,470

PROVISION FOR INCOME TAXES	1,931	711	3,546	1,788

NET INCOME	$2,895	$1,066	$5,319	$2,682
EARNINGS PER SHARE:

Basic	$0.21	$0.08	$0.38	$0.19

Diluted	$0.20	$0.07	$0.37	$0.19

Weighted average shares outstanding

Basic	14,004	14,004	14,004	14,004

Diluted	14,536	14,284	14,505	14,139

The accompanying notes are an integral part of these consolidated financial statements.

RUSH ENTERPRISES, INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Nine months ended September 30,
	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,319	$2,682
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	11,949	12,013
Gain on sale of property and equipment	(334)	(1,320)
Provision for deferred income tax expense	2,253	2,150
Change in accounts receivable, net	(2,231)	980
Change in inventories	(31,961)	56,543
Change in prepaid expenses and other	(19)	2,567
Change in trade accounts payable	(1,243)	(374)
Change in accrued expenses	2,911	20

Net cash (used in) provided by operating activities	(13,356)	75,261

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(10,571)	(11,482)
Proceeds from the sale of property and equipment	1,608	5,127
Business acquisitions	—	(2,791)
Change in other assets	282	(43)

Net cash used in investing activities	(8,681)	(9,189)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	9,170	16,667
Payments on long-term debt	(12,431)	(15,897)
Draws (payments) on lines of credit, net	(1,122)	(7,745)
Draws (payments) on floor plan notes payable, net	26,776	(56,639)
Debt issuance costs	(11)	(86)

Net cash provided by (used in) financing activities	22,382	(63,700)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	345	2,372

CASH AND CASH EQUIVALENTS, beginning of period	19,852	18,892

CASH AND CASH EQUIVALENTS, end of period	$20,197	$21,264

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for-
Interest	$4,613	$10,762
Income taxes	$774	$376

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

2 – Goodwill and Other Intangible Assets

FASB Statement No. 142, “Goodwill and Other Intangible Assets” addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, “Intangible Assets.”  Statement No. 142 addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition.  This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements.  The provisions of Statement No. 142 became effective January 1, 2002.  This Statement is required to be applied at the beginning of an entity’s fiscal year and to be applied to all goodwill and other intangible assets recognized in its financial statements at that date.  Impairment losses for goodwill and indefinite-lived intangible assets that arise due to the initial application of Statement No. 142 are to be reported as resulting from a change in accounting principle. The Company has completed its initial impairment review and recorded no impairment charges in its financial statements. However, the Company is exposed to the possibility that changes in market conditions could result in significant impairment charges in the future, thus resulting in a potential increase in earnings volatility.  In addition, as a result of Statement No. 142, the Company’s amortization expense is lower as the Company no longer amortizes goodwill.  Assuming the adoption of FASB No. 142 had occurred at the beginning of 2001, net income and earnings per share would have been as follows for the nine months ended September 30, 2001:

Income before income taxes	$4,470,000

Amortization expense	1,026,000
Adjusted income before income taxes	5,496,000
Provision for income taxes	2,198,000

Net Income	$3,298,000

Basic shares outstanding	14,004,088

Diluted shares outstanding	14,138,588
Basic earnings per share	$.24
Diluted earnings per share	$.23

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

4 - Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
Numerator:
Net income- numerator for basic and diluted earnings per share	$2,895,000	$1,066,000	$5,319,000	$2,682,000

Denominator:
Denominator for basic earnings per share- weighted average shares	14,004,088	14,004,088	14,004,088	14,004,088
Effect of dilutive securities:
Employee and Director stock options	531,470	279,272	500,760	134,500
Denominator for diluted earnings per share-adjusted weighted average shares	14,535,558	14,283,360	14,504,848	14,138,588

Basic earnings per share	$.21	$.08	$.38	$.19

Diluted earnings per share	$.20	$.07	$.37	$.19

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

The Company accounts for inter-segment sales and transfers as if the sales or transfers were to third parties, that is, at current market prices.  There were no material inter-segment sales during the nine months ended September 30, 2002 and 2001.

The Company’s reportable segments are strategic business units that offer different products and services.  They are managed separately because each business requires different technology and marketing strategies.  Business units were maintained through expansion and acquisitions.  The following table contains summarized information about reportable segment profit or loss and segment assets, for the three and nine months ended September 30, 2002 and 2001 (in thousands):

	Heavy-Duty Truck Segment	Construction Equipment Segment	Retail Center Segment	All Other	Totals
Three months ended September30, 2002

Revenues from external customers	$214,220	$18,051	$8,762	$1,897	$242,930
Segment income (loss) before taxes	4,993	276	(567)	124	4,826
Segment assets	290,456	40,218	28,400	9,505	368,579

Nine months ended September30, 2002

Revenues from external customers	$527,084	$55,487	$28,596	$5,686	$616,853
Segment income (loss) before taxes	9,641	92	(1,243)	375	8,865
Segment assets	290,456	40,218	28,400	9,505	368,579

Three months ended September30, 2001

Revenues from external customers	$154,493	$28,386	$10,007	$2,004	$194,890
Segment income (loss) before taxes	2,040	237	(557)	57	1,777
Segment assets	243,433	48,728	31,326	8,919	332,406

Nine months ended September30, 2001

Revenues from external customers	$487,582	$74,905	$29,645	$6,084	$598,216
Segment income (loss) before taxes	5,658	158	(1,858)	512	4,470
Segment assets	243,433	48,728	31,326	8,919	332,406

Revenues from segments below the reportable quantitative thresholds are attributable to three operating segments of the Company.  Those segments include a tire company, an insurance company, and a hunting lease operation.  None of these segments have ever met any of the quantitative thresholds for determining reportable segments.

6 – Accounting Pronouncements

In June 2002, the Financial Accounting Standards Board issued Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (FAS 146).  FAS 146 requires that a liability for a cost associated with an exit or disposal activity shall be recognized and measured initially at its fair market value in the period in which the liability is incurred except for a liability for one-time termination benefits that is incurred over time. The provisions of FAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002.  The Company is currently evaluating the impact on its financial statements of adopting this statement.

7 – Subsequent Events

On November 12, 2002 the Company announced that it plans to discontinue the operations of D&D and it’s Michigan John Deere construction equipment dealerships.  The Company expects the net loss from discontinued operations will be between $7.8 million, or $0.54 per diluted share, to $9.0 million or $0.62 per diluted share, and will be recorded during the fourth quarter of 2002.  The loss range is dependent upon a number of factors, including but not limited to, the liquidation of inventory, the sale of real estate and costs associated with closing versus selling the operations.  The Company’s preliminary plans are to close the D&D facilities in Hockley and Denton, Texas by March 31, 2003, to sell the D&D Seguin store by December 31, 2003, and has signed a non-binding letter of intent to sell the Michigan John Deere construction equipment dealerships.

D&D recorded a pretax loss of $4.0 million for the year ended December 31, 2001, and a $1.2 million pretax loss for the nine months ended September 30, 2002.  The Michigan John Deere construction equipment dealerships recorded a pretax loss of $0.6 million for the year ended December 31, 2001, and a $0.9 million pretax loss for the nine months ended September 30, 2002.

The Company signed a non-binding letter of intent to purchase the stock of Orange County Truck and Trailer, Inc. (Orange County), a Peterbilt dealer in central Florida.  The pending acquisition will provide Rush with the exclusive rights to sell Peterbilt trucks and parts from three new locations in central Florida, including Orlando and Tampa Bay.  Orange County had revenues of approximately $55.7 million during the year ended December 21, 2001 and $39.7 million during the first nine months of 2002.  Rush anticipates the total purchase price for Orange County will be approximately $6.0.

ITEM 2                    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Results of Operations

The following discussion and analysis includes the Company’s historical results of operations for the three and nine months ended September 30, 2002 and 2001.

The following table sets forth for the periods indicated certain financial data as a percentage of total revenues:

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001

New and used truck sales	64.3%	52.7%	58.0%	56.7%
Parts and service	23.9	26.8	27.6	25.0
Construction equipment sales	4.5	10.6	5.7	8.8
Lease and rental	2.8	3.6	3.2	3.5
Finance and insurance	0.7	0.8	0.7	0.7
Retail sales	3.6	5.1	4.6	5.0
Other	0.2	0.4	0.2	0.3
Total revenues	100.0	100.0	100.0	100.0
Cost of products sold	82.3	80.3	80.8	81.2
Gross profit	17.7	19.7	19.2	18.8
Selling, general and administrative expenses	13.8	16.1	15.6	15.3
Depreciation and amortization	1.0	1.4	1.2	1.3
Operating income	2.9	2.2	2.4	2.2
Interest income (expense)	(0.9)	(1.3)	(1.0)	(1.6)
Gain on sale of assets	0.0	0.0	0.0	0.1
Income before income taxes	2.0	0.9	1.4	0.7
Provision for income taxes	0.8	0.4	0.6	0.3
Net income	1.2%	0.5%	0.8%	0.4%

Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2001

Revenues

Revenues increased by approximately $48.0 million, or 24.6%, from $194.9 million to $242.9 million from the third quarter of 2001 to the third quarter of 2002. Sales of new and used trucks increased by approximately $53.6 million, or 52.2%, from $102.6 million to $156.2 million from the third quarter of 2001 to the third quarter of 2002.  Unit sales of new trucks increased by 64.3% while the new truck average revenue per unit decreased slightly. Unit sales of used trucks increased 12.1%, and used truck average revenue per unit decreased by 6.2%.

The Environmental Protection Agency (EPA), has mandated that heavy-duty engine manufacturers meet new, stricter emissions guidelines, regarding nitrous oxides, for all engines built subsequent to October 1, 2002.  The Company expects that these new guidelines will increase the price of a new heavy-duty truck approximately $3,000 to $8,000 per unit and possibly reduce the operating efficiency and life of the truck.  As a result, the Company experienced stronger than expected truck sales during the third quarter of 2002 as customers attempt to make purchases under the current emission laws.  Due to the timing of truck deliveries, the Company expects to experience stronger than expected truck sales during the fourth quarter of 2002 as customers will purchase the remaining “old engines”.  The Company also anticipates a decline in truck sales during the first half of 2003 as a result of the pre-buy experienced during the last half of 2002.

Parts and service sales increased by approximately $5.7 million, or 10.9%, from $52.4 million to $58.1 million from the third quarter of 2001 to the third quarter of 2002.  Approximately $4.5 million of the increase is attributable to the El Paso Trucks and Perfection acquisitions with the remainder related to same store growth.

Sales of new and used construction equipment decreased approximately $9.7 million, or 47.1%, from $20.6 million to $10.9 million from the third quarter of 2001 to the third quarter of 2002. The decrease is primarily due to an overall market decline in our territories of approximately 19.3%, the consolidation of several Michigan locations, and a planned inventory liquidation of approximately $3.3 million of construction equipment during the third quarter of 2001.

Lease and rental revenues decreased by approximately $0.2 million, or 2.9% from $7.0 million to $6.8 million. Lease and rental revenues related to the truck segment were up approximately $0.2 million while construction equipment segment lease and rental revenues decreased $0.4 million due to the Company’s planned rental fleet reduction in its construction equipment operations.

Finance and insurance revenues increased by approximately $0.2 million, or 13.3%, from $1.5 million to $1.7 million from the third quarter of 2001 to the third quarter of 2002. Finance and insurance revenues have limited direct costs and, therefore, contribute a disproportionate share of operating profits.

Retail sales decreased $1.2 million or 12.0% from $10.0 million to $8.8 million from the third quarter of 2001 to the third quarter of 2002.  The decrease is due primarily to the extremely high amounts of rain received in south/central Texas during the third quarter of 2002, and to a large road construction project on Texas Highway 290 that closed crossovers for a seven mile stretch in front of our largest store in Hockley, Texas.

Gross Profit

Gross profit increased by approximately $4.6 million, or 12.0%, from $38.3 million to $42.9 million from the third quarter of 2001 to the third quarter of 2002.  Gross profit as a percentage of sales decreased from 19.7% in the third quarter of 2001 to 17.7% in the third quarter of 2002, as a result of a change in product mix.  Decreases in higher margin revenue categories, such as parts and service, and retail sales revenues, fell as a percentage of total revenues, while a lower margin revenue category, truck sales, increased as a percentage of total revenues.

Selling, General and Administrative Expenses

Selling, general and administrative, or SG&A, expenses increased by approximately $2.3 million, from $31.3 million to $33.6 million, or 7.3%, from the third quarter of 2001 to the third quarter of 2002. Approximately $1.5 million of 2002 SG&A expenses are directly related to new stores and facility expansions made subsequent to or during the third quarter of 2001.  SG&A expenses, net of new store openings and facility expansions increased $0.7 million or 2.2% from the third quarter of 2001.  Selling, general and administrative expenses as a percentage of sales decreased from 16.1% to 13.8% from the third quarter of 2001 to the third quarter of 2002.

Interest Expense

Interest expense decreased by approximately $0.5 million or 19.2%, from $2.6 million to $2.1 million, from the third quarter of 2001 to the third quarter of 2002, primarily as the result of decreased levels of indebtedness coupled with lower interest rates on the Company’s variably financed debt.

Gain on Sale of Assets

The Company recorded a pretax gain of approximately $0.1 million, during the third quarter of 2002. These gains are primarily related to the replacement of  fixed assets used in the operation of the business.

Income before Income Taxes

Income before income taxes increased by $3.0 million, or 166.7%, from $1.8 million to $4.8 million from the third quarter of 2001 to the third quarter of 2002, as a result of the factors described above.

Income Taxes

The Company has provided for taxes at a 40% effective rate.

Nine Months Ended September 30, 2002 Compared to Nine Months Ended September 30, 2001

Revenues

Revenues increased by approximately $18.7 million, or 3.1%, from $598.2 million to $616.9 million from the first nine months of 2001 to the first nine months of 2002.  Sales of new and used trucks increased by approximately $18.2 million, or 5.4%, from $339.4 million to $357.6 million from the first nine months of 2001 to the first nine months of 2002.  Unit sales of new trucks increased by 5.5% and new truck average revenue per unit remained flat.  Unit sales of used trucks increased by 2.5% and used truck average revenue per unit increased by 1.5%. The Company recognized a $0.9 million loss provision during the first nine months of 2001 to increase the Company’s reserve for truck valuation and repossession losses, no such loss provision has been recorded during 2002.

The Environmental Protection Agency (EPA), has mandated that heavy-duty engine manufacturers meet new, stricter emissions guidelines, regarding nitrous oxides, for all engines built subsequent to October 1, 2002.  The Company expects that these new guidelines will increase the price of a new heavy-duty truck approximately $3,000 to $8,000 per unit and possibly reduce the operating efficiency and life of the truck.  As a result, the Company experienced stronger than expected truck sales during the third quarter of 2002 as customers attempt to make purchases under the current emission laws.  Due to the timing of truck deliveries, the Company expects to experience stronger than expected truck sales during the fourth quarter of 2002 as customers will purchase the remaining “old engines”.  The Company also anticipates a decline in truck sales during the first half of 2003 as a result of the pre-buy experienced during the last half of 2002.

Parts and service sales increased by approximately $20.5 million, or 13.7%, from $149.6 million to $170.1 million from the first nine months of 2001 to the first nine months of 2002. Approximately $15.5 million of the increase is attributable to the El Paso Trucks and Perfection acquisitions with the remainder related to same store growth.

Sale of new and used construction equipment decreased approximately $17.6 million, or 33.5% from $52.6 million to $35.0 million from the first nine months of 2001 to the first nine months of 2002. The decrease is primarily due to an overall market decline in our territories of approximately 19.3%, the consolidation of several Michigan locations, and a planned inventory liquidation of approximately $3.3 million of construction equipment during the third quarter of 2001.

Lease and rental revenues decreased by approximately $0.8 million, or 3.9% from $20.7 million to $19.9 million. Lease and rental revenues related to the truck segment were up approximately $0.6 million while construction equipment segment lease and rental revenues decreased $1.4 million due to the Company’s planned rental fleet reduction in its construction equipment operations.

Finance and insurance revenues decreased by approximately $0.1 million, or 2.3%, from $4.3 million to $4.2 million from the first nine months of 2001 to the first nine months of 2002. Finance and insurance revenues have limited direct costs and, therefore, contribute a disproportionate share of operating profits.

Retail sales decreased $1.1 million or 3.7% from $29.6 million to $28.5 million from the first nine months of 2001 to the first nine months of 2002.

Gross Profit

Gross profit increased by approximately $6.3 million, or 5.6%, from $112.4 million to $118.7 million from the first nine months of 2001 to the first nine months of 2002. Gross profit as a percentage of sales increased from 18.8% in the first nine months of 2001 to 19.2% in the first nine months of 2002. This increase is the result of parts and service sales, a higher margin revenue category, growing as a percentage of total revenues, and slightly improved margins on new and used truck sales.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by approximately $4.8 million, from $91.4 million to $96.2 million, or 5.3%, from the first nine months of 2001 to the first nine months of 2002. Approximately $5.1 million of 2002 SG&A expenses are directly related to new stores and facility expansions made subsequent to or during the first nine months of 2001.  SG&A expenses, net of new store openings and facility expansions, decreased $0.7 million or 0.8% from the first nine months of 2001. Selling, general and administrative expenses as a percentage of sales increased from 15.3% to 15.6% from the third quarter of 2001 to the third quarter of 2002.

Interest Expense

Interest expense decreased by approximately $3.3 million from $9.5 million to $6.2 million, or 34.7%, from the first nine months of 2001 to the first nine months of 2002, primarily as the result of lower interest rates on the Company’s variably financed debt.

Gain on Sale of Assets

The Company recorded a non-recurring pretax gain of approximately $0.8 million on the sale of real estate during the first nine months of 2001.

Income before Income Taxes

Income before income taxes increased by $4.4 million, or 97.8% from $4.5 million to $8.9 million from the first nine months of 2001 to the first nine months of 2002, as a result of the factors described above.

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

At September 30, 2002, the Company had working capital of approximately $6.0 million, including $20.2 million in cash and cash equivalents, $29.6 million in accounts receivable, $145.8 million in inventories, $1.1 million in prepaid expenses, and $0.7 million in deferred income taxes, less $39.2 million of accounts payable and accrued expenses, $40.1 million of current maturities on long-term debt and advances outstanding under lines of credit, and $112.1 million outstanding under floor plan financing. The aggregate maximum borrowing limits under working capital lines of credit with its primary truck lender are approximately $13.5 million. Advances on this line were $12.7 million as of September 30, 2002.  The Company has four separate secured lines-of-credit that provide for an aggregate maximum borrowing of $26.5 million.  Advances outstanding under these secured lines-of-credit in aggregate were $13.3 million, leaving $13.2 million available for future borrowings as of September 30, 2002.

For the first nine months of 2002, operating activities resulted in net cash used in operations of approximately $13.4 million.  Net income of $5.3 million, an increase in accrued expenses of $2.9 million, coupled with provisions for depreciation, amortization and deferred taxes totaling $14.1 million was more than offset by increases in accounts receivable and inventory of $2.2 million and $32.0 million, respectively, a decrease in trade accounts payable totaling $1.2 million and a gain on sale of property and equipment of $0.3 million.

For the first nine months of 2001, operating activities resulted in net cash provided by operations of approximately $75.3 million.  Net income of $2.7 million, decreases in inventory, accounts receivable and other current assets of $56.5 million, $1.0 million and $2.6 million, respectively, coupled with provisions for depreciation, amortization and deferred taxes totaling $14.2 million more than offset a decrease in trade accounts payable totaling $0.4 million and a gain on sale of property and equipment of $1.3 million.

During the first nine months of 2002, the Company used $8.7 million in investing activities, including fixed asset purchases of $10.6 million, offset by proceeds from the sale of property and equipment totaling $1.6 million and a decrease in other assets of $0.3 million.

During the first nine months of 2001, the Company used $9.2 million in investing activities, including fixed asset purchases of $11.5 million and business acquisitions of $2.8 million offset by proceeds from the sale of property and equipment totaling $5.1 million.

Net cash provided by financing activities in the first nine months of 2002 amounted to $22.4 million.  Proceeds from long-term debt and floor plan notes payable of $9.1 million and $26.8 million, respectively, was more than offset by principal payments on notes payable of $12.4 million and payments on lines of credit of $1.1 million.

Net cash used in financing activities in the first nine months of 2001 amounted to $63.7 million.  Proceeds from additional notes payable of $16.7 million was more than offset by decreases in floor plan notes payable of $56.6 million, principal payments on notes payable of $15.9 million, payments on lines of credit of $7.8 million and debt issuance costs of $0.1 million.

Substantially all of the Company’s truck purchases from PACCAR are made on terms requiring payment within 15 days or less from the date of shipment of the trucks from the factory. The Company finances all, or substantially all, of the purchase price of its new truck inventory, and 75% of the loan value of its used truck inventory, under a floor plan arrangement with GMAC under which GMAC pays PACCAR directly with respect to new trucks. The Company makes monthly interest payments on the amount financed but is not required to commence loan principal repayments prior to sale on new vehicles to GMAC for a period of 12 months and for used vehicles for a period of three months. At September 30, 2002, the Company had approximately $90.3 million outstanding under its floor plan financing arrangement with GMAC. GMAC permits the Company to earn, for up to 10.0% of the amount borrowed under its floor plan financing arrangement with GMAC, interest at the prime rate, less 0.90%, on overnight funds deposited by the Company with GMAC.

Substantially all of the Company’s new equipment purchases are financed by John Deere and Citicapital.  The Company finances all, or substantially all, of the purchase price of its new equipment inventory, under its floor plan facilities.  The agreement with John Deere provides interest free financing for four months after which time the amount financed is required to be paid in full, or an immediate 2.25% discount with payment due in 30 days.  When the equipment is sold prior to the expiration of the four-month period, the Company is required to repay the principal within approximately 10 days of the sale.  Should the equipment financed by John Deere not be sold within the four-month period, it is transferred to the John Deere or the Citicapital floor plan arrangements. The Company makes principal payments to Citicapital, for sold inventory, on the 15th day of each month.  Used and rental equipment, to a maximum of book value, is financed under a floor plan arrangement with Citicapital.  The Company makes monthly interest payments on the amount financed and is required to commence loan principal repayments on rental equipment as book value reduces.  Principal payments, for sold used equipment, are made the 15th day of each month following the sale.  The loans are collateralized by a lien on the equipment.  The Company’s floor plan agreements limit the aggregate amount of borrowings based on the book value of new and used equipment units.  As of September 30, 2002, the Company’s floor plan arrangement with Citicapital permits the financing of up to $22 million in construction equipment.  At September 30, 2002, the Company had $14.7 million and $7.1 million outstanding under its floor plan financing arrangements with John Deere and Citicapital, respectively.

Backlogs

The Company enters firm orders into its backlog at the time the order is received.  Currently, customer orders are being filled in approximately one month and customers have historically placed orders expecting delivery within three to six months.  However, certain customers, including fleets and governments, typically place orders up to one year in advance of their desired delivery date.  The Company in the past has typically allowed customers to cancel orders at any time prior to delivery, and the Company’s level of cancellations is affected by general economic conditions, economic recessions and customer business cycles.  As a percentage of orders, cancellations historically have ranged from 5% to 12% of annual order volume.  The Company’s backlogs as of September 30, 2002 and 2001, were approximately $125 million and $75 million, respectively.

The Environmental Protection Agency (EPA), has mandated that heavy-duty engine manufacturers meet new, stricter emissions guidelines, regarding nitrous oxides, for all engines built subsequent to October 1, 2002.  The Company expects that these new guidelines will increase the price of a new heavy-duty truck approximately $3,000 to $8,000 per unit and possibly reduce the operating efficiency and life of the truck.  As a result, the Company experienced stronger than expected truck sales during the third quarter of 2002 as customers attempt to make purchases under the current emission laws.  Due to the timing of truck deliveries, the Company expects to experience stronger than expected truck sales during the fourth quarter of 2002 as customers will purchase the remaining “old engines”.  The Company also anticipates a decline in truck sales during the first half of 2003 as a result of the pre-buy experienced during the last half of 2002.

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

Cyclicality

The Company’s business, as well as the entire retail heavy-duty truck industry, is dependent on a number of factors relating to general economic conditions, including fuel prices, interest rate fluctuations, economic recessions and customer business cycles. In addition, unit sales of new trucks have historically been subject to substantial cyclical variation based on such general economic conditions. The industry forecasts heavy-duty new truck sales in 2002 to be consistent with 2001 sales, but approximately 32% lower than year 2000 sales.  Although the Company believes that its geographic expansion and diversification into truck-related services, including financial services, leasing, rentals and service and parts, will reduce the overall impact to the Company resulting from general economic conditions affecting heavy-duty truck sales, the Company’s operations will continue to be adversely affected by any continuation or renewal of general downward economic pressures or adverse cyclical trends.

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

The Company is exposed to some market risk through interest rates, related to its floor plan borrowing arrangements, variable rate debt and discount rates related to finance sales.  Floor plan borrowings are based on the prime rate of interest and are used to meet working capital needs.  As of September 30, 2002, the Company had floor plan borrowings of approximately $112,076,000.  Assuming an increase in the prime rate of interest of 100 basis points, interest expense could increase by $1,120,760.  The interest rate variability on all other debt would not have a material adverse effect on the Company’s financial statements.  The Company provides all customer financing opportunities to various finance providers.  The Company receives all finance charges, in excess of a negotiated discount rate, from the finance providers within 30 days.  The negotiated discount rate is variable, thus subject to interest rate fluctuations.   This interest rate risk is mitigated by the Company’s ability to pass discount rate increases to customers through higher financing rates.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Within the 90 days prior to the date of this report (the “Evaluation Date”), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended).  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective.

Changes in Internal Controls

There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date.

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

(a)        The Annual Meeting of Shareholders was held on July 9, 2002.

(b)       The following directors were elected to serve until the next Annual Meeting of Shareholders on until their successors have been elected and qualified:

W. Marvin Rush	W.M. “Rusty” Rush
Robin M. Rush	Harold D. Marshall
Ronald J. Krause	John D. Rock

(c)          (1)   The director’s in (b) above were elected by the following number of votes:

NAME	NUMBER OF VOTES	NUMBER OF VOTES WITHHELD
W. Marvin Rush	6,442,789	46,090

W.M. “Rusty” Rush	6,442,789	46,090

Robin M. Rush	6,442,789	46,090

Ronald J. Krause	6,442,789	46,090

John D. Rock	6,442,789	46,090

Harold D. Marshall	6,442,789	46,090

Of the 6,488,879 shares of Common Stock voting at the meeting, 5,397,769 shares voted for an amendment to the Company’s Articles of Incorporation to effect a reverse split of the Company’s Common Stock by a ratio of two-for-three.  The implementation of such amendment was to be at the discretion of the Board of Directors.  The number of shares that voted against the amendment was 127,914 and the holders of 963,196 shares abstained from the voting.  The Board of Directors did not implement the reverse split of the Company’s Common Stock.

Of the 6,488,879 shares of Common Stock voting at the meeting, 4,424,663 shares voted for an amendment to the Company’s Articles of Incorporation that: (i) increased the number of shares of all classes of stock that the Company is authorized to issue from 26,000,000 to 51,000,000; (ii) reclassified the existing common stock as Class B Common Stock, (iii) authorized a new class of 40,000,000 shares to be designated Class A Common Stock and (iv) established the express terms of the Class A Common Stock and the Class B Common Stock.  The number of shares that voted against the amendment was 223,580.  The holders of 974,516 shares abstained from the voting, and 866,120 shares were unvoted.

Of the 6,488,879 shares of Common Stock voting at the meeting, 6,482,757 shares voted for the ratification of the appointment of the firm Ernst & Young LLP as the Company’s independent accountants for 2002.  The number of shares that voted against the ratification was 1,846 and the holders of 4,276 shares abstained from the voting.

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

RUSH ENTERPRISES, INC.

Date:	November 13, 2002	By:	/s/ W. MARVIN RUSH
		Name:	W. Marvin Rush
		Title:	Chairman and Chief Executive Officer
(Principal Executive Officer)

Date:	November 13, 2002	By:	/s/ MARTIN A. NAEGELIN, JR.
		Name:	Martin A. Naegelin, Jr.
		Title:	Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

CERTIFICATIONS

I, W. Marvin Rush, certify that:

1.             I have reviewed this quarterly report on Form 10-Q of Rush Enterprises, Inc.;

2.             Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.             Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.             The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)             designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)            evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)             presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.             The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)             all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)            any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.             The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:	November 13, 2002	By	/s/ W. MARVIN RUSH
W. Marvin Rush
Chairman and Chief Executive Officer
(Principal Executive Officer)

CERTIFICATIONS

I, Martin A. Naegelin, Jr., certify that:

1.             I have reviewed this quarterly report on Form 10-Q of Rush Enterprises, Inc.;

2.             Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.             Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.             The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)             designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)            evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)             presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.             The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)             all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)            any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.             The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:	November 13, 2002	By	/s/ MARTIN A. NAEGELIN, JR
Martin A. Naegelin, Jr.
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)