Form 10-K
period 2002-12-31
RUSH ENTERPRISES INC \TX\
filed 2003-03-28
CIK 1012019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

Commission file number 0-20797

RUSH ENTERPRISES, INC.
(Exact name of registrant as specified in its charter)

Texas	74-1733016
(State or other jurisdiction of incorporation or organization)	(I.R. S. Employer Identification No.)

555 IH 35 South, New Braunfels, TX	78130
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (830) 626-5200

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $.01 par value
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 or the Act).   Yes  ☒    No ☐

The aggregate market value of voting stock held by non-affiliates of the registrant as of June 28, 2002 was $44,758,059, based upon the last sales price on June 28, 2002on the NASDAQ National Market for the Company’s common stock.  The registrant had 7,002,044 shares of Class A Common Stock and 7,002,044 shares of Class B Common Stock outstanding on March 27, 2003.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of registrant’s definitive proxy statement for the registrant’s 2002 Annual Meeting of
Shareholders, to be filed with the Securities and Exchange Commission not later than April 30, 2002, are incorporated by reference into Part III of this Form 10-K.

RUSH ENTERPRISES, INC.

Index to Form 10-K

Year ended December 31, 2002

Certain statements contained in this Form 10-K, including but not limited to, statements made in this Item 1, “Business” and those made in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are “forward-looking statements” within the meaning of the Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended.  Specifically, all statements other than statements of historical fact included in this Form 10-K regarding the Company’s financial position, business strategy and plans and objectives of management of the Company for future operations are forward-looking statements.  These forward-looking statements are based on the beliefs of the Company’s management as well as assumptions made by and information currently available to the Company’s management.  When used in this report, the words “anticipate,” “believe,” “estimate,” “expect” and “intend” and words or phrases of similar import, as they relate to the Company or its subsidiaries or Company management, are intended to identify forward-looking statements.  Such statements reflect the current view of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions related to certain factors including, without limitation, competitive factors, general economic conditions, cyclicality, economic conditions in the new and used truck and equipment markets, customer relations, relationships with vendors, the interest rate environment, governmental regulation and supervision, seasonality, distribution networks, product introductions and acceptance, technological change, changes in industry practices, onetime events and other factors described herein and in the Company’s Registration Statement on Form S-1 (File No. 333-03346) and in the Company’s annual, quarterly and other reports filed with the Securities and Exchange Commission (collectively, “cautionary statements”).  Although the Company believes that its expectations are reasonable, it can give no assurance that such expectations will prove to be correct.  Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected, or intended.  All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the applicable cautionary statements.  The Company does not intend to update these forward-looking statements.

PART I

Item 1.                              Business

References herein to the “Company,” “Rush Enterprises,” “We,” “Our” or “Us” mean Rush Enterprises, Inc., a Texas corporation, its subsidiaries and Associated Acceptance, Inc., the insurance agency affiliated with the Company, unless the context requires otherwise.

Access to Company Information

Rush electronically files annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports with the Securities and Exchange Commission (SEC).  The public may read and copy any of the reports that are filed with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically, including Rush.

Rush makes available, free of charge, through its website the annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports.  These reports are available as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission.  Rush’s website address is www.rushtruckcenters.com.  The information contained on our website, or on other websites linked to our website, is not part of this document.

General

We are a full-service, integrated retailer of premium transportation and construction equipment and related services.  As the leading supplier of Peterbilt trucks, we accounted for approximately 23.5% of all new Class 8 Peterbilt trucks sold in the United States in 2002.  In 1997, we acquired our first John Deere construction equipment dealership in Houston, Texas and had grown to become a major supplier of John Deere construction equipment in Texas and Michigan.  We sold our five Michigan construction equipment stores during 2002, recording a net loss from discontinued operations of $3.3 million (see Note 3 of Item 8).  Through our strategically located network of Rush Truck Centers and our Rush Equipment Center, we provide one-stop service for the needs of our customers, including retail sales of new and used transportation and construction equipment, after-market parts sales, service and repair facilities and financing, leasing/rental, and insurance services.

Our Rush Truck Centers are principally located in high traffic areas along the southwestern corridor of the United States. Our remaining Rush Equipment Center is located in Houston, Texas.   We provide leasing and rental services through our Rush Leasing and Rental Division at our one-stop Rush Truck Centers and our Rush Equipment Center.  Retail financing of trucks and construction equipment, as well as a full line of insurance products, are arranged through our Rush Financial and Insurance Division.  Our Rush Retail Division has developed the one-stop shopping strategy for our farm and ranch supply business.  This division recorded a net loss from discontinued operations of $7.2 million in 2002, and is currently being operated as a discontinued operation pending disposal (see Note 3 of Item8).

Our business strategy, based upon providing the customer with competitively priced products supported with timely and reliable service, has enabled us since 1998 to increase revenues at a compounded annual growth rate of 6.4%, despite a compounded annual decrease of approximately 7% in industry wide United States heavy-duty truck sales.  We intend to continue to implement our business strategy, reinforce customer loyalty and remain a market leader by continuing to develop our

Rush Truck Centers and Rush Equipment Centers as we extend our geographic focus through strategic acquisitions of new locations and expansions of our existing facilities.

All of our business operations are currently conducted through four separate divisions: the Rush Truck Center Division, the Rush Equipment Center Division, the Rush Leasing and Rental Division and the Rush Financial and Insurance Division.

On November 12, 2002, the Company announced that it would sell its Michigan John Deere construction stores as a result of continuing deterioration in the Michigan construction equipment market, and its location in regards to the Company’s other operations and its plans for future expansion.  The sale of the Michigan construction equipment stores was substantially complete on December 31, 2002.  Prior to the sale, these stores were part of the Construction Equipment segment.  The Construction Equipment segment has been restated for all periods presented to exclude the Michigan stores.

On November 12, 2002 the Company decided to discontinue its Retail segment, which operated three farm and ranch retail stores in Seguin, Hockley and Denton, Texas.  The Company decided that the Retail segment did not fit into its long-term plans of growing its core heavy-duty truck and construction equipment businesses.  The Denton store was closed during December, the Hockley store began liquidating inventory during November and completed the liquidation on March 9, 2003 and the Company plans to sell the Seguin store by December 31, 2003.  As a result of these actions, the Retail segment will no longer be reported as a separate business segment.

As a result of these decisions the Company recognized nonrecurring and unusual charges, net of income tax benefits, of $8.3 million ($0.58 per diluted share) in the fourth quarter of 2002.  See Note 3 of Item 8 for additional discussion on discontinued operations.

Rush Truck Center Division.  Since commencing operations as a Peterbilt heavy-duty truck dealer over 35 years ago, we have grown to operate Rush Truck Centers at 38 locations, which primarily sell Peterbilt Class 8 heavy-duty trucks in the states of Texas, Colorado, Oklahoma, California, Louisiana, Florida, Arizona and New Mexico. Our Rush Truck Centers are strategically located to take advantage of increased cross-border traffic between the United States and Mexico resulting from implementation of NAFTA in 1994.  During 2002, our Rush Truck Center Division accounted for approximately $683.8 million, or approximately 90.3%, of our total revenues.

Rush Equipment Center Division.  Since commencing operations as a John Deere dealer in 1997, we had grown to operate six Rush Equipment Centers located in Texas and Michigan.  We sold our five Michigan construction equipment stores during 2002, recording a net loss from discontinued operations of $3.3 million (see Note 3 of Item 8).  At our Rush Equipment Center in Houston, Texas, we will continue to provide a full line of construction equipment for light to medium sized applications. Our primary products include the following: John Deere backhoe loaders, hydraulic excavators, crawler-dozers and four-wheel drive loaders.  During 2002, our Texas store, which will remain in operation, accounted for approximately $35.3 million, or approximately 4.7%, of our total revenues.

Rush Leasing and Rental Division.  We provide a broad line of product selections for lease or rent, including Class 8, Class 7 and Class 6 Peterbilt trucks, a full array of John Deere construction equipment products, including a variety of construction equipment trailers and heavy-duty cranes.  Our lease and rental fleets are offered primarily through our Rush Truck Centers and Rush Equipment Centers on a daily, monthly or long-term basis.  During 2002, our Rush Leasing and Rental Division accounted for approximately $32.7 million, or approximately 4.3%, of our total revenues.

Rush Financial and Insurance Division.  We offer third party financing to assist customers in purchasing a new or used truck or piece of construction equipment.  Additionally, we sell a complete line of property and casualty insurance, including collision and liability insurance on trucks, cargo insurance, standard automobile liability coverages, and life insurance.  During 2002, our Rush Financial and Insurance Division accounted for approximately $5.4 million, or approximately 0.7%, of our total revenues.

We were founded and incorporated in 1965 in Texas and our three senior executives jointly have 72 years of experience in the industry.  We currently conduct business through numerous subsidiaries, all of which are wholly-owned, directly or indirectly, by us.  Our principal offices are at 555 IH 35 South, New Braunfels, Texas, 78130.

Industry Overview

We currently operate in two principal markets, heavy-duty trucks and construction equipment markets, which for new product sales have historically shown a high correlation to the rate of change in industrial production and gross domestic product.

Heavy-Duty Truck Market

We serve the domestic U.S. heavy-duty truck market, which we estimate exceeded $10 billion in retail sales during 2002. The Company’s business, as well as the entire retail heavy-duty truck industry, is dependent on a number of factors relating to general economic conditions, including fuel prices, government regulation,  interest rate fluctuations, economic recessions and customer business cycles. In addition, unit sales of new trucks have historically been subject to substantial cyclical variation based on such general economic conditions. According to data published by R. L. Polk, an industry research and publication firm, the overall domestic heavy-duty truck market decreased from approximately 213,000 new Class 8 (defined by the American Automobile Manufactures Association as trucks with a minimum gross vehicle weight rating above 33,000 pounds) unit sales in 1998 to approximately 150,000 new Class 8 unit sales in 2002 (a 8.5% compounded decrease).  During 2002, domestic heavy-duty truck sales decreased approximately 3.3% from 2001 and are expected to remain flat at approximately 150,000 units during 2003.  Within this market, our primary product line is Peterbilt trucks, which according to R. L. Polk accounted for approximately 11.4% of all new heavy-duty truck registrations in 2002.  Within our primary markets, according to R. L. Polk, Peterbilt trucks achieved an average 18.3% market share, substantially higher than their national average.

As a result of our aggressive sales approach, new store openings and acquisitions in new markets, our share of the heavy-duty truck market increased from 4,315 new unit sales in 1998, or approximately 2.0% of the overall heavy-duty market share in the domestic United States, to 4,734 new unit sales in 2002, for an overall domestic market share of 3.2%.

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

The Environmental Protection Agency (EPA), mandated that heavy-duty engine manufacturers meet new, stricter emissions guidelines, regarding nitrous oxides, for all engines built subsequent to October 1, 2002.  These new guidelines increased the price of a new heavy-duty truck approximately $3,000 to $8,000 per unit and possibly reduced the operating efficiency and life of the truck.  As a result, the Company experienced stronger than expected truck sales during the second half of 2002 as customers made purchases of trucks manufactured under the “old” emission laws.  The Company also anticipates a short-term decline in truck sales during the first half of 2003 as a result of the pre-buy experienced during the last half of 2002.

Subsequent to the expected short-term decline in sales of Class 8 trucks caused by the change in emission laws, the Company expects industry sales to improve during the second half of 2003.  The heavy-duty truck industry as a whole, expects to deliver approximately 150,000 new trucks domestically during 2002, compared to approximately 158,000 and 232,000 new trucks during 2002 and 2001, respectively.    These 2001 and 2002 totals are the lowest industry sales totals in the last eight years.  An oversupply of used trucks have adversely affected truck buyers in the last two years. The oversupply of used trucks results in fewer new truck sales, has had a negative impact on used truck values of up to 40%, and a corresponding decrease in finance and insurance revenues for the Company.  While we believe that we industry will begin to improve during the second half of 2003, and that we will perform at a level above our competitors, industry factors will negatively impact our business.

Management believes the long-term growth prospects for the heavy-duty truck industry remain positive.  Factors, which management believes favor the continued long-term growth in trucking, include the following:

•                                          growth in demand for consumer and industrial goods in part as a result of the internet which has fostered a desire by consumers to receive a wider selection of packages sooner;

•                                          competitive pressures for “just in time” manufacturing processes where U.S. manufacturers are demanding faster, yet less costly, small shipment services;

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

Construction Equipment Market

Through our Rush Equipment Centers, which are authorized John Deere dealers, we serve the estimated $8.0 billion North American market for retail sales of construction equipment targeted towards light and medium applications.  According to data compiled by John Deere, approximately 76,000 units of construction equipment were put into use domestically in 2002 compared to 83,000 in 2001. However, in the market Rush currently serves construction activity declined approximately 21% from 2001 to 2002. The industry expects to sell approximately 75,000 construction equipment units in the United States during 2003.   John Deere has more than a 20% market share in those product markets in which it has competitive products.

John Deere’s products are sold primarily through a distribution system composed of an estimated 66 dealers as of December 31, 2002, compared to approximately 100 dealers as of December 31, 1998, which operate approximately 400 stores and service centers in North America. John Deere dealerships have the exclusive right to sell new John Deere equipment and parts within their assigned area of responsibility, which means competition within a dealer’s market comes primarily from dealers of competing manufacturers and, more recently, rental companies.

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

Market factors affecting the construction equipment industry include the following:

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

Business Strategy

Operating Strategy.  Our strategy is to operate integrated dealer networks that primarily market Peterbilt heavy-duty trucks or John Deere construction equipment and provide complementary products and services, by emphasizing the following key elements:

•                                One-Stop Centers.  We have developed our truck and construction equipment locations as “one-stop centers” where, at one convenient location, our customers can purchase new or used heavy-duty trucks or construction equipment; finance, lease and/or rent trucks or construction equipment; purchase after-market parts and accessories and have service performed by factory-certified technicians.  We believe that this full service strategy also helps to mitigate cyclical economic fluctuations because the parts and service sales at our Rush Centers generally tend to be less volatile than our new and used truck and construction equipment sales.  We intend to continue to emphasize this one-stop concept.

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

•                                Management by Dealership Units.  We measure and manage the business operations of each of our dealerships according to the specific business units operating at that location.  At each of our dealerships, we operate one or more of the following business units: new sales, used sales, parts, service, leasing/rental and financial services.  We believe that this system minimizes profit cannibalization across business units, thereby enhancing the profitability of all aspects of a dealership and increasing our overall operating margins.  Operating goals are established annually and managers are rewarded for performance accordingly.

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

Growth Strategy. Through the implementation of our expansion and acquisition initiatives, we have grown to operate a large, multi-state, full-service dealership network in the heavy-duty truck markets. We intend to continue to grow our business internally and through acquisitions by: (1) expanding the product offerings available at, and capabilities of, our existing Rush Truck and Rush Equipment Center; (2) opening new Rush Truck and Rush Equipment Centers in under-served markets within geographic areas we currently serve; and (3) acquiring and re-branding existing third-party dealerships within new, strategically located geographic areas.

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

We believe that there are many additional examples of similar product and service offerings that complement our primary product lines. Any product category expansion we pursue must satisfy our requirements that the (1) products are of a premium brand; (2) products provide opportunities for incremental income through related servicing, after-market sales or financing; and (3) Rush operating controls can be implemented to enhance the financial performance of the business.

•                                  Open New Rush Truck and Equipment Centers in Existing Markets.  We believe that there are opportunities to increase our share of the heavy-duty truck and construction equipment markets by introducing our one-stop centers to under-served markets within the southwest United States. Additional dealerships would enable us to enhance revenues from our existing customer base as well as increase the awareness of the Rush brand name for new buyers. We believe there would also be opportunities for cost savings by integrating the inventory management and operations of these new locations with those of our existing networks.

•                                Expand into New Geographic Areas.  We plan to continue to expand our Rush Truck Center network and build a Rush Equipment Center network by acquiring additional dealerships in geographic areas contiguous to our current operations or otherwise strategically located along major interstate highways.  Thus far, we have successfully expanded our presence from our Texas base into the southwest and, more recently, in Florida.  We believe the geographic diversity of our networks has significantly expanded our customer base while ameliorating the effects of certain local economic cycles. Geographic diversification supports the sale of heavy-duty trucks, construction equipment and related parts by allowing us to allocate our inventory among the geographic regions we serve based on market demand.

In identifying new areas for expansion, we analyze the target market’s level of new heavy-duty truck registrations and construction equipment purchases, customer buying and leasing trends and the existence of competing franchises.  We also assess the potential performance of a parts and service center to determine whether a market is suitable for a Rush dealership. After a market has been strategically reviewed, we survey the region for a well-situated location.  Whether we acquire existing dealerships or open new Rush locations, we will introduce the Rush branding program and implement our integrated management system. Geographic expansion is a primary means by which we intend to continue to grow our core business.

Properties

A Rush Truck Center and Rush Equipment Center may be comprised of one or more locations, generally in close proximity, in the same city.  The following is a list of our Rush Truck and Rush Equipment Center locations as of December 31, 2002:

Property	Location	Owned or Leased	Date Acquired or Occupied	Description of Activity
Rush Truck Centers

Arizona:

Rush Truck Center of Phoenix	Phoenix, Arizona	Owned	1999	New, used, parts, service, body and financial

Rush Truck Center of Tucson	Tucson, Arizona	Owned	1999	New, used, parts, service, and financial

Rush Truck Center of Flagstaff	Flagstaff, Arizona	Leased	1999	Parts and service

Rush Truck Center of Chandler	Chandler, Arizona	Leased	1999	Parts

California:

Rush Truck Center of Pico Rivera	Pico Rivera, California	Leased	1994	New, used, parts, service, body, financial, and leasing operations for truck center

Rush Truck Center of Fontana	Fontana, California	Owned	1994	New, used, parts, service, body and financial

Rush Truck Center of Sylmar	Sylmar, California	Owned	1999	New, used, parts, service, and financial

Rush Truck Center of San Diego	San Diego, California	Leased	1999	New, used, parts, service, body and financial

	San Diego, California	Leased	1999	Leasing

Rush Truck Center of Escondido	Escondido, California	Leased	1999	New, used, parts, service, and financial

Rush Truck Center of El Centro	El Centro, California	Leased	1999	New, used, parts, service, and financial

Colorado:

Rush Truck Center of Denver	Denver, Colorado	Owned	2000	New, used, parts, service, body and financial

Rush Truck Center of Greeley	Greeley, Colorado	Leased	1997	New, used, parts, service, and financial

Florida:

Rush Truck Center of Winter Garden	Winter Garden, Florida	Leased	2003	New, used, parts, service, and financial

Rush Truck Center of Haines City	Haines City, Florida	Leased	2003	New, used, parts, service, and financial

Rush Truck Center of Tampa	Tampa, Florida	Leased	2003	New, used, parts, service, and financial

Louisiana:

Rush Truck Center of Bossier City	Bossier City, Louisiana	Owned	1994	New, used, parts, service, body, and financial

New Mexico:

Rush Truck Center of Albuquerque	Albuquerque, New Mexico	Leased	1999	New, used, parts, service, body, and financial

Rush Truck Center of Las Cruses	Las Cruses, New Mexico	Leased	2001	Parts and service

Oklahoma:

Rush Truck Center of Tulsa	Tulsa, Oklahoma	Leased	1998	New, used, parts, service, body, and financial

	Tulsa, Oklahoma	Owned	1995	Parts and service

	Tulsa, Oklahoma	Leased	1995	Body

Rush Truck Center of Oklahoma City	Oklahoma City, Oklahoma	Owned	1995	New, used, parts, service, body, and financial

Rush Truck Center of Oklahoma City	Oklahoma City, Oklahoma	Owned	1995	Leasing

Rush Truck Center of Ardmore	Ardmore, Oklahoma	Leased	2000	Parts

Perfection Equipment, Inc.	Oklahoma City, Oklahoma	Owned	2001	Parts and service

Perfection Equipment, Inc.	Oklahoma City, Oklahoma	Leased	2001	Parts and service

Perfection Equipment, Inc.	Oklahoma City, Oklahoma	Leased	2001	Parts and service

Texas:

Rush Truck Center of San Antonio	San Antonio, Texas	Owned	1973	New, used, parts, service, body, and financial

Rush Truck Center of Houston	Houston, Texas	Owned	2000	New, used, parts, service, and financial

	Houston, Texas	Owned	1985	Body

	Houston, Texas	Owned	1992	Leasing, parts, service, and tire store

Rush Truck Center of Sealy	Sealy, Texas	Owned	2000	New, used, parts, service, body, and financial

Rush Truck Center of Laredo	Laredo, Texas	Owned	1999	New, used, parts, service, body and financial

Rush Truck Center of Lufkin	Lufkin, Texas	Owned	1992	New, used, parts, service, body, and financial

Rush Truck Center of Pharr	Pharr, Texas	Owned	1997	New, used, parts, service, body, and financial

Rush Truck Center of Austin	Austin, Texas	Leased	1999	New, used, parts, service, and financial

Rush Truck Center of El Paso	El Paso, Texas	Owned	2001	New, used, parts, service, body, and financial

Rush Equipment Centers

Rush Equipment Center of Houston	Houston, Texas	Owned	1997	New, used, parts, service, and financial

Our administrative offices are currently situated in 24,074 square feet of leased space in New Braunfels, Texas.  We also occupy 3,750 square feet of leased space in San Antonio, Texas as administrative offices for our insurance services.  The D&D Farm and Ranch Supermarkets in Seguin, and Hockley, Texas occupy 26,900 and 66,000 square feet, respectively, of building space.  We also own and operate a ranch of approximately 5,700 acres in Cotulla, Texas.

Rush Operating Divisions

We are managed and operated though four distinct divisions, which are described below.

Rush Truck Center Division

Our Rush Truck Center Division is the operating division responsible for sales of new and used heavy-duty trucks, as well as related parts and services.

New Truck Sales.  New heavy-duty truck sales represent the largest portion of our business, accounting for approximately $420.7 million, or approximately 55.6%, of our total revenues for 2002.  Rush Truck Centers primarily sell new Class 8 heavy-duty Peterbilt trucks, which constitute more than 98% of all new trucks sold by us.  A new Peterbilt Class 8 heavy-duty truck typically sells at a premium, within a typical price range of $65,000 to $115,000, as compared to other Class 8 heavy-duty trucks which typically sell within a price range of $57,000 to $110,000.  The average delivery times for custom-ordered new Peterbilt trucks can vary between 30 days to six months.  We also sell Class 7 Peterbilt trucks, Peterbilt refuse chassis and cement mixer chassis, GMC medium-duty trucks and, at our Oklahoma Rush Truck Centers, Volvo Class 8 heavy-duty trucks.  Our customers use heavy-duty trucks to haul virtually all materials, including general freight, petroleum, wood products, refuse and construction materials for both over-the road and off-road applications.

Approximately 65% of our new truck sales are to fleet customers (defined as customers who purchase more than five trucks in any single 12-month period).  Because of our large size, strong relationships with our fleet customers and ability to handle large quantities of used truck trade-ins, we are able to successfully market and sell to fleets nationwide.  We believe that we have a competitive advantage over most other dealers in that we can absorb multi-unit trade-ins often associated with fleet sales of new trucks and effectively disperse the used trucks for resale throughout our dealership network. We believe that our attention to customer service and our broad range of trucking services, including our ability to offer truck financing and insurance to our customers, has resulted in a high level of customer loyalty.  Management believes that greater than 70% of our truck sales during 2002 were to repeat customers.

Used Truck Sales.  Used truck sales accounted for approximately $67.8 million, or approximately 9.0%, of our total revenues for 2002.  We primarily sell used Class 8 heavy-duty trucks manufactured by the leading truck manufacturers in the industry, including Peterbilt, Kenworth Truck Co., a division of PACCAR, Inc. (“Kenworth”), Freightliner Corporation, a subsidiary of Daimler Chrysler AG (“Freightliner”), Mack Trucks, Inc. (“Mack”) and Navistar International Corporation (“Navistar”).  Our management believes that we are well positioned to market used heavy-duty trucks due to our ability to recondition used trucks for resale utilizing the parts and service departments at our Rush Truck Centers and to reallocate our used truck inventory from one Rush Truck Center to another in order to satisfy customer demand. A majority of our used truck fleet is comprised of trucks taken as trade-ins from new truck customers to be used as all or part of such customer’s down payment, with the remainder of our used truck fleet being purchased from third parties for resale.

Truck Parts and Service.  Truck-related parts and service revenues accounted for approximately $208.9 million, or approximately 27.6%, of our total revenues for 2001.  We are the sole authorized Peterbilt parts and accessories supplier in each of the markets serviced by our Rush Truck Centers.  The parts business augments our sales and service functions and is a source of recurring revenue.  Each Rush Truck Center carries in its inventory a wide variety of Peterbilt and other truck parts, with an average of approximately 5,000 items from over 50 suppliers at each location.  Rush Truck Centers offer “menu” pricing of service and body shop functions and offer expedited service at a premium price for certain routine repair and maintenance functions.

Our Rush Truck Centers also feature various combinations of fully-equipped service and body shop facilities, the configuration of which may vary by location, capable of handling a broad range of truck repairs on most makes and classes of trucks.  Each Rush Truck Center is a Peterbilt designated warranty service center and most are also authorized service centers for other manufacturers, including the following: Caterpillar, Inc.; Cummins Engine, Inc.; Detroit Diesel Corporation; Eaton Corporation and Rockwell International Corporation.  We have approximately 500 service bays, including 18 paint bays, throughout our Rush Truck Center network.

We perform both warranty and non-warranty service work, with the cost of the warranty work being reimbursed by the manufacturer at retail consumer rates. We estimate that approximately 24% of our truck service functions are performed under manufacturers’ warranties.  All service performed at our Rush Truck Centers is done by technicians who have been certified by our suppliers.  We have a multi-year prepaid program for certain truck maintenance services under the “Rush” brand name, with guaranteed pricing and priority service at Rush Truck Centers.  We believe that this program increases customer traffic, customer loyalty and enhances service and parts revenue.

Rush Equipment Center Division

Our Rush Equipment Center Division is the operating division responsible for sales of new and used construction equipment as well as related parts and services.

New Construction Equipment Sales.  New construction equipment sales accounted for approximately $22.5 million, or approximately 3.0%, of our total revenues for 2002.  Our Rush Equipment Centers carry a complete line of John Deere construction equipment.  A new piece of John Deere construction equipment typically ranges in price from $20,000 for a skidsteer to $500,000 for an excavator.  We augment our John Deere product line by also carrying a full line of complementary construction equipment manufactured by other suppliers.  We sell to a diverse customer base including residential and commercial construction businesses, utility companies, government agencies, and various petrochemical, industrial and material supply businesses.  We believe that many of our Rush Truck Center customers also utilize construction equipment, and we aggressively market our construction equipment product offerings to these customers as well as to the regional truck fleets that we serve.

We believe that John Deere’s reputation for manufacturing quality construction equipment attracts new and repeat customers who value lower maintenance and repair costs and a higher residual value at trade-in.  We augment this product loyalty with an operating strategy similar to our Rush Truck Centers which focuses on providing fast, reliable service in a familiar setting.  As we expand our geographic presence, we believe that our operating strategy will enable us to both increase our customer base and generate repeat business for all product offerings.

Used Construction Equipment Sales. Used construction equipment sales accounted for approximately $1.8 million, or approximately 0.2%, of our total revenues for 2002.  We sell used construction equipment manufactured by several of the leading manufacturers, including John Deere, Case Corporation (“Case”), Caterpillar, and Komatsu, Ltd. (“Komatsu”).  The majority of our used construction equipment inventory is derived from our rental fleet, and we take the remainder as trade-ins from our construction equipment customers, which affords us the opportunity to use our parts and service departments for reconditioning of used equipment.

Construction Equipment Parts and Service.  Construction equipment-related parts and service revenues accounted for approximately $10.5 million, or approximately 1.4%, of our total revenues for 2002.  Each Rush Equipment Center carries in its inventory a wide variety of John Deere and other parts, with over 12,000 items from over 15 suppliers at most locations.  We are the sole authorized John Deere parts and accessories supplier in our construction equipment market.  We also maintain a fully equipped John Deere designated warranty service operation capable of handling repairs on most types of construction equipment at our Rush Equipment Center.  We augment this presence with field service trucks and technicians who are capable of making on-site repairs at our customers’ location.

Rush Leasing and Rental Division

Our Rush Leasing and Rental Division is the operating division responsible for the leasing and rental of heavy-duty trucks and construction equipment.

Truck Leasing and Rental.  Truck leasing and rental revenues accounted for approximately $31.3 million, or approximately 4.1%, of our total revenues for 2002.  We engage in full-service Peterbilt truck leasing under the PacLease trade name at eight of our Rush Truck Centers and are the largest PacLease dealer in the United States.  One of the benefits of our leasing and rental division is that such customers provide an additional “captive” market for our parts and service operations by creating additional parts sales and service work at Rush Truck Centers for trucks leased or rented by such customers.  All of our leases require all parts sales, service and maintenance for the leased trucks to be performed at our facilities (or at facilities outside our service area, as we direct). Trucks subject to shorter term rentals are also generally serviced at our facilities. We have increased our lease and rental fleet, including contract maintenance, from less than 100 trucks in 1993 to approximately 1,010 trucks at December 31, 2002.  As of December 31, 2002, we owned approximately 58% of our lease and rental fleet, and leased the remaining trucks in our fleet directly from Peterbilt.  Currently, the average age of trucks in our lease and rental fleet is approximately 33 months.  Generally, we hold trucks in our lease and rental fleet for approximately five years and then sell such used trucks to the public through our used sales operations at our Rush Truck Centers. Historically we have realized gains on the sale of such trucks in excess of the cost of the purchase option contained in our leases with Peterbilt or the book value of trucks owned by the Company.  Based on industry conditions, we expect these gains to be minimal in 2003, which will adversely affect the profitability of this division.

Construction Equipment Rental.  Construction equipment rental revenues accounted for approximately $1.2 million, or approximately 0.2%, of our total revenues for 2002.  Our rental contracts require that all parts sales, service and maintenance for our rental construction equipment be performed at our facilities or at other facilities as we direct.  Thus, construction equipment rental customers create additional parts sales and service work at our Rush Equipment Centers.  Our construction equipment rental fleet consisted of approximately 36 pieces of equipment as of December 31, 2002.  Currently, the average age of the construction equipment in our rental fleet is approximately 20 months.

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

We offer our customers products that assist them in purchasing new or used trucks and construction equipment.  This division, net of charge backs, accounted for approximately $5.5 million, or approximately 0.7%, of our total revenues for 2002 and 2001. Finance and insurance revenues are directly related to the sale of new and used trucks and construction equipment and will be adversely affected in 2003 should the sales decreases predicted for these industries be accurate. Finance and insurance revenues have limited direct costs and, therefore, contribute a disproportionate share of operating profits.

New and Used Truck and Construction Equipment Financing.  Primarily through Citicapital, and PACCAR Financial, we arranged customer financing for approximately $128.5 million, or 26.3%, of our total new and used truck sales in 2002, an increase of 11.0% from approximately $115.6 million in 2001.  Approximately 61% of these truck finance contracts related to new truck sales and the remainder related to used truck sales.  Generally, truck finance contracts are memorialized through the use of installment contracts, which are secured by the trucks financed, and generally require a down payment of 10% to 30% of the value of the financed truck, with the remaining balance financed over a two-to five-year period.

In addition, through The CIT Group, Citicapital, John Deere Credit and others, we arranged customer financing for approximately $15.6 million, or approximately 64.2%, of our total new and used construction equipment sales in 2002.  Approximately 75% of these construction equipment finance contracts related to new construction equipment sales and the remainder related to used construction equipment sales.  Generally, construction equipment finance contracts are memorialized through the use of installment or lease contracts, which are secured by the construction equipment financed, and generally require a down payment of 0% to 10% of the value of the financed piece of construction equipment, with the remaining balance being financed over a three-to five-year period.  All finance contracts for construction equipment are assigned without recourse.

Our aggregate liability for repossession losses, excluding interest chargebacks, resulting from defaults is limited to $900,000 per year for contracts sold to Citicapital and $500,000 per year for contracts sold to PACCAR Financial.  Historically, our losses have been significantly less than the amount of our total maximum recourse liability.  We experience no repossession loss on construction equipment finance contracts that we originate because such contracts are sold to third parties without recourse.

Insurance Agency Services.  We sell a complete line of property and casualty insurance, including collision and liability insurance on trucks, cargo insurance, standard automobile liability insurance, life insurance, credit life insurance and health insurance, workers’ compensation insurance and homeowners’ insurance. Our agents are licensed in the states of Texas, Colorado, California, Oklahoma, Louisiana, Arkansas, New Mexico and Alabama to sell insurance for various insurance companies, including Citicapital Insurance and Motors Insurance Corporation, a subsidiary of GMC.  While our focus is on trucking-related insurance products marketed to our customers, we also sell non-trucking related insurance products to our customers as well as to the general public. We experienced an average renewal rate of 75% during 2002.

Sales and Marketing

Our established expansion and acquisition strategy and long history of operations in the heavy-duty truck business have resulted in a strong customer base that is diverse in terms of geography, industry and scale of operations. Our Rush Truck Center customers include owner-operators, regional and national fleets, corporations and local governments.  During 2002, no single Rush Truck Center customer accounted for more than 5% of our total truck sales by dollar volume.  Our Rush Equipment Center’s customer base is similarly diverse and, during 2002, no single Rush Equipment Center customer accounted for more than 3% of our total construction equipment sales by dollar volume.  We generally promote our products and related services through our sales staff, trade magazine advertisements and attendance at industry shows.

We believe that the consistently reliable service received by our customers and our longevity and geographic diversity have resulted in increased market recognition of the “Rush” brand name and have served to reinforce customer loyalty and continuing customer relationships. During 2002, approximately 70% of our truck sales were to previous or existing customers.  In an effort to enhance our name recognition and to communicate the standardized high level of quality products and services provided at our Rush Centers, we implement our brand name concept at each of our dealerships, such that each of our dealerships is identified as either a Rush Truck Center or Rush Equipment Center. Currently, we are making a concerted effort to target our products and services to existing truck customers that are also involved in the construction business.  For example, in Houston, Texas we believe that approximately 40% of our Rush Truck Center customers have also been customers at the Houston Rush Equipment Center.

Facility Management

Personnel.  Each Rush Truck and Equipment Center is managed by a general manager who oversees the operations, personnel and the financial performance of the location, subject to the direction of the Company’s corporate office. Each Rush Truck Center is also typically staffed by a sales manager, parts manager, service manager, sales representatives, parts employees, and other service and make-ready employees. The sales staff of each Rush Truck and Equipment Center is compensated on a salary plus commission basis, with a high percentage of compensation based on commission, while the general manager, parts manager and service manager receive a combination of salary and performance bonus, with a high percentage of compensation based on the performance bonus. The Company believes that its employees are among the highest paid in their respective industries.

General managers annually prepare detailed monthly forecasts and monthly profit and loss statements based upon historical information and projected trends and an element of each general manager’s compensation is determined by meeting or exceeding these operating plans. During the year, general managers regularly review their facility’s progress with senior management and make appropriate adjustments as needed. All employees of the Company undergo annual performance evaluations.

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

Purchasing and Suppliers.  The Company believes that pricing is an important element of its marketing strategy. Because of its size, the Rush Truck Center Division benefits from volume purchases at favorable prices that permit it to achieve a competitive pricing position in the industry. The Company purchases its Peterbilt heavy-duty truck inventory and Peterbilt parts and accessories directly from PACCAR. All other manufacturers’ parts and accessories, including those of Cummins, Detroit Diesel, Caterpillar and others are purchased through wholesale vendors or from PACCAR, who buys such products in bulk for resale to the Company and other Peterbilt dealers. All purchasing, volume and pricing levels and commitments are negotiated by the Company’s corporate headquarters. The Company has been able to negotiate favorable terms, which facilitates the Company’s ability to offer competitive prices for its products.

The Company purchases all of its John Deere construction equipment inventory and John Deere parts directly from John Deere.  All other construction equipment manufacturers’ parts and accessories are purchased through wholesale vendors by the Company.  Management believes as a network of Rush Equipment Centers is developed, the Company will be able to negotiate  favorable price terms through volume purchasing, thereby achieve a competitive pricing position in the industry.

Management Information Systems.  Each Rush Truck and Equipment Center maintains a centralized real-time inventory tracking system which is accessible simultaneously by all locations and by the Company’s corporate office. The Company utilizes the information assimilated from its management information systems to determine and monitor the appropriate inventory level at each facility. From this information, management has developed a model reflecting historic sales levels of different product lines. This information identifies the appropriate level and mix of inventory and forms the basis of the Company’s operating plan. The Company’s management information systems and databases are also used to monitor market conditions, sales information and assess product and expansion strategies. Information received from state and regulatory agencies, manufacturers and industry contacts allows the Company to determine market share statistics and gross volume sales numbers for its products as well as those of competitors. This information impacts ongoing operations by allowing the Company to remain abreast of changes within the market and allows management to react accordingly by realigning product lines and by adding new product lines and models.

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

Recent Acquisitions

In February 2003, the Company acquired the common stock of Orange County Truck and Trailers, Inc. (“Orange County”), a Peterbilt dealer in central Florida.  The acquisition provides Rush with the exclusive rights to sell Peterbilt trucks and parts from three new locations in central Florida, including

Orlando, Haines City, and Tampa.  The transaction was valued at approximately $5.4 million, with the purchase price paid in cash.

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

Competition

There is, and will continue to be, significant competition both within our current markets and in the new markets which we may enter.  We anticipate that competition between us and other dealers will continue to increase in both our current markets and on a national level, based on the following:

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

Dealership Agreements

Peterbilt.  We have entered into non-exclusive dealership agreements with Peterbilt which authorize us to act as a dealer of Peterbilt heavy-duty trucks.  Our areas of responsibility currently encompass 36 locations in the states of California, Colorado, Texas, Oklahoma, Louisiana, Arizona, Florida and New Mexico.  These dealership agreements have current terms expiring between February 2003 and December 2005 and impose certain operational obligations and financial requirements upon us and our dealerships.  These agreements are terminable by Peterbilt upon a change of control of the Company, as such term is described in each agreement, and grant Peterbilt certain rights of first refusal relating to any sale or transfer by us of our dealership locations or if certain Rush family members desire to sell more than 100,000 shares of our voting common stock within a 12 month period to anyone other than family members or certain other specified persons. Any termination or non-renewal of these dealership agreements by Peterbilt must follow certain guidelines established by both state and federal legislation designed to protect dealers, such as us, from arbitrary termination or non-renewal of franchise agreements. The Automobile Dealers Day in Court Act and other similar state laws provide that the termination or non-renewal of a dealership agreement must be done in “good faith” and upon a showing of “good cause” by the manufacturer for such termination or non-renewal, as such terms have been defined by statute and case law.

John Deere.  We have entered into non-exclusive dealership agreements with John Deere which authorize us to act as a dealer of John Deere construction, utility and forestry equipment. These John Deere dealership agreements have no specified term or duration.  Our current area of responsibility for the sale of John Deere construction equipment is the greater Houston, Texas metropolitan area.  The John Deere dealership agreements impose operational obligations and financial requirements the Company.  Like the dealership agreements with Peterbilt, the dealership agreements with John Deere are terminable upon change of control, grant certain rights of first refusal and impose certain financial requirements.

Other Truck Suppliers.  In addition to our truck dealership agreements with Peterbilt, we are also an authorized dealer for Volvo at our Rush Truck Centers in Tulsa, Oklahoma, and have non-exclusive dealership agreements with GMC for the sale of GMC medium-duty trucks at our Rush Truck Centers in San Antonio, Texas, and Oklahoma City and Tulsa, Oklahoma.  Sales of Volvo and GMC trucks accounted for less than 1.0% of our total revenues for 2002. The Volvo dealership agreement is effective through March 31, 2003 and is renewable annually unless terminated by Volvo as a result of a material breach of the agreement by us.  The GMC dealership agreement is effective through October 31, 2005.   Both the GMC and Volvo agreements impose operating requirements upon us and require consent from the affected supplier for sale or transfer of either such agreement.

Other Construction Equipment Suppliers.  In addition to John Deere, we are an authorized dealer for suppliers of other construction equipment.  The terms of such arrangements vary, but most of these dealership agreements contain termination provisions allowing the supplier to terminate the agreement after a specified notice period (usually 180 days).

Floor Plan Financing

Heavy-Duty Trucks.  We finance substantially all of our new truck inventory and 75% of the loan value of our used truck inventory, under a floor plan arrangement with GMAC.  As of December 31, 2002, we had approximately $81.2 million outstanding under our GMAC floor plan arrangement.  Our GMAC floor plan facility has no expiration date and generally is renegotiated annually.The current interest rate is the prime rate less 65 basis points.

Construction Equipment.  We finance substantially all our new construction equipment inventory under floor plan facilities with John Deere and with Citicapital.  Our John Deere facility has no set expiration date and its interest rate is the prime rate plus one and one half of one percent.  Our Citicapital facility expires September 2003 and the current interest rate is the prime rate plus one quarter of one percent.  As of December 31, 2002, we had $2.4 million and $5.7 million, respectively, outstanding under the floor plan arrangements with John Deere and Citicapital.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

Seasonality

The Company’s heavy-duty truck business is moderately seasonal. Seasonal effects on new truck sales related to the seasonal purchasing patterns of any single customer type are mitigated by the Company’s diverse customer base, including small and large fleets, governments, corporations and owner operators. However, trucks and parts and service operations historically have experienced higher volumes of sales in the third and fourth quarters. The Company has historically received benefits from volume purchases and meeting vendor sales targets in the form of cash rebates, which are typically recognized when received. Approximately 40% of such rebates are typically received in the fourth quarter, resulting in a seasonal increase in gross profit.

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

Backlog

On December 31, 2002 and 2001, the Company’s backlog of truck orders was approximately $50.0 million and $80 million, respectively. The Company includes in backlog only confirmed orders. It takes between 60 days and six months for the Company to receive delivery from PACCAR once an order is placed. The Company expects to fill at least 90% of these orders by the end of 2003. The Company sells approximately 75% of its new heavy-duty trucks by customer special order, with the remainder sold out of inventory. Included in the Company’s backlog as of December 31, 2002 and 2001 are orders from a number of the Company’s major fleet customers.

Environmental Standards and Other Governmental Regulations

Our operations are subject to numerous federal, state and local laws and regulations, including laws and regulations designed to protect the environment and to regulate the discharge of materials into the environment, primarily relating to our service operations.

The Environmental Protection Agency (EPA), mandated that heavy-duty engine manufacturers meet new, stricter emissions guidelines, regarding nitrous oxides, for all engines built subsequent to October 1, 2002.  These new guidelines increased the price of a new heavy-duty truck approximately $3,000 to $8,000 per unit and possibly reduced the operating efficiency and life of the truck.  As a result, the Company experienced stronger than expected truck sales during the second half of 2002 as customers made purchases of trucks manufactured under the “old” emission laws.  The Company also anticipates a short-term decline in truck sales during the first half of 2003 as a result of the pre-buy experienced during the last half of 2002.

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

Employees

At December 31, 2002, we employed approximately 1,850 people. We have no contracts or collective bargaining agreements with labor unions and have never experienced work stoppages. We consider our relations with our employees to be good.

Termination of Dealership Agreements Upon a Change of Control

A substantial percentage of our revenues is derived from sales of Peterbilt trucks and John Deere products.  Therefore, our business is highly dependant on the PACCAR and John Deere dealership agreements, which authorize us to sell Peterbilt and John Deere products in our market areas.  Our dealership agreements with PACCAR are terminable by PACCAR in the event the aggregate voting power of Mr. W. Marvin Rush (Mr. Rush) and his family decreases below 30% with respect to the election of directors.  The John Deere dealership agreements would similarly be terminable by John Deere if the aggregate voting power of Mr. Rush and his family were to decrease below 25%.  As of March 31, 2003, Mr. Rush and his family beneficially owned 2,759,574 shares of each of the Class A Common Stock and the Class B Common Stock, or approximately 39.4% of the outstanding voting power.  The Company has no control over the transfer or disposition of the shares of Common Stock by Mr. Rush or by Mr. Rush’s estate.  If Mr. Rush were to sell his Common Stock or bequest his Common Stock to non-family members or if Mr. Rush’s estate were required to liquidate shares of Common Stock of the Company to pay estate taxes or otherwise, the change of control provisions of the dealership agreements described above would be triggered and could cause the Company to lose its critical right to sell Peterbilt and John Deere products.  Any loss of rights under its dealership agreements would have a severely adverse effect on the Company’s results of operations.

Item 2.                              Properties

See Properties section in Item 1 on pages 10 through 12 hereof.

Item 3.                              Legal Proceedings

On June 25, 2002, Navajo Shippers, Inc. filed a lawsuit in the District Court of Adams County, Colorado, Case No. 2002-CV-1485. Navajo Shippers, Inc. alleged damages of approximately $2,580,000 for breach of contract, intentional interference with a contract, fraud, misrepresentation, civil conspiracy, deceptive trade practices and declaratory judgment in connection with the alleged failure of the Company to guarantee the residual value of 172 trucks.  The Company has denied the allegations and does not believe that the case will result in any material liability to the Company.

On March 6, 2003, Georgette Hawkins filed a lawsuit in the District Court of Guadalupe County, Texas, No. 03-0383-CV. Georgette Hawkins alleged damages of $1.75 million, plus accrued interest and attorneys fees, based on a promissory note issued by the Company in connection with an acquisition in 1998.  The Company does not believe that the suit will result in any material liability to the Company in excess of the promissory note currently included as a current liability in the financial statements of the Company as of December 31, 2002.

From time to time, we are involved in certain litigation arising out of our operations in the ordinary course of business.  We maintain liability insurance, including product liability coverage, in amounts deemed adequate by management. To date, aggregate costs to us for claims, including product liability actions, have not been material. However, an uninsured or partially insured claim, or claim for which indemnification is not available, could have a material adverse effect on our financial condition.  We believe that there are no other claims or litigation pending the outcome of which could have a material adverse effect on our financial position or results of operations. However, due to the inherent uncertainty of litigation, there can be no assurance that the resolution of any particular claim or proceeding would not have a material adverse effect on our results of operations for the fiscal period in which such resolution occurred.

Item 4.                              Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company’s shareholders during the fourth quarter of the fiscal year ended December 31, 2002.

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

The Company’s Old Common Stock, $0.01 par value, was been listed for quotation on the Nasdaq National Market (“NASDAQ/NMS”) under the symbol “RUSH.” since June 7, 1996, the date of the Company’s initial public offering, until July 9, 2002, the date of the stock reclassification and dividend described above.  The following table sets forth the high and low closing sales prices for the Old Common Stock, the Class A Common Stock and Class B Common Stock for the fiscal periods indicated, as reported by the NASDAQ/NMS.  The quotations represent prices in the over-the-counter market between dealers in securities, do not include retail markup, markdown or commissions and may not necessarily represent actual transactions.

	High	Low
Fiscal 2002:

Class A Common Stock
Third Quarter	$6.00	$3.44
Fourth Quarter	$4.15	$3.70

Class B Common Stock
Third Quarter	$6.15	$3.35
Fourth Quarter	$4.22	$3.65

Old Common Stock
First Quarter	$7.68	$6.99
Second Quarter	$10.75	$7.50
July 1, 2002 – July 9, 2002	$10.73	$10.50

Fiscal 2001:

Old Common Stock
First Quarter	$4.94	$3.75
Second Quarter	$6.40	$3.63
Third Quarter	$8.18	$5.26
Fourth Quarter	$7.60	$5.20

As of March 28, 2002, there were approximately 59 record holders of each of the Class A Common Stock and the Class B Common Stock and approximately 1,225 beneficial holders of each of the Class A Common Stock and the Class B Common Stock.

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

Item 6.                              Selected Consolidated Financial and Operating Data

The information below was derived from the audited consolidated financial statements included in this report and reports we have previously filed with the SEC. This information should be read together with those consolidated financial statements and the notes to the consolidated financial statements. These historical results are not necessarily indicative of the results to be expected in the future.  The Selected Consolidated Financial and Operating Data presented below may not be comparable between periods in all material respects or indicative of the Company’s future financial position or results of operations due primarily to acquisitions which occurred during the periods presented, including the acquisition of the Company’s Arizona and New Mexico (October 1999), southern California (December 1999), El Paso, Tx (August 2001) and Perfection Equipment (November 2001) heavy-duty truck operations, its Western Michigan (September 1998) and Eastern Michigan (September 1999) John Deere construction equipment centers, and the acquisition of the Rush Retail Centers in March of 1998 and September of 2000. See Note 16 to the Company’s Consolidated Financial Statements for a discussion of such acquisitions. The Selected Consolidated Financial and Operating Data should be read in conjunction with the Company’s Historical Consolidated Financial Statements and related notes and other financial information included elsewhere herein. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended December 31,
	1998	1999	2000	2001	2002
	(in thousands)
SUMMARY OF INCOME STATEMENT DATA
Revenues
New and used truck sales	$422,754	$554,571	$571,159	$438,143	$488,456
Parts and service	105,743	120,519	164,440	188,566	211,478
Construction equipment sales	30,814	30,384	34,771	31,666	24,324
Lease and rental	17,898	21,430	24,012	25,040	25,277
Finance and insurance	11,398	13,235	7,095	5,251	5,448
Other	2,586	3,572	3,885	2,847	2,164
Total revenues	591,193	743,711	805,362	691,513	757,147
Cost of products sold	491,866	623,547	672,479	562,316	615,942
Gross profit	99,327	120,164	132,883	129,197	141,205
Selling, general and administrative	71,770	83,185	104,685	101,832	111,721
Depreciation and amortization	4,595	5,484	8,181	9,176	8,594
Operating income from continuing operations	22,962	31,495	20,017	18,189	20,890
Interest expense, net	5,553	7,158	13,654	9,267	6,499
Gain (loss) on sale of assets	57	(69)	485	1,067	155
Income from continuing operations before income taxes	17,466	24,268	6,848	9,989	14,546
Provision for income taxes	6,986	9,707	2,739	3,996	5,818
Income from continuing operations	10,480	14,561	4,109	5,993	8,728
Income (Loss) from discontinued operations (including loss on disposal of $7.9 in 2002, net of taxes)	317	1,605	(784)	(2,731)	(10,472)
Net income	$10,797	$16,166	$3,325	$3,262	$(1,744)

	Year Ended December 31,
	1998	1999	2000	2001	2002

OPERATING DATA
Number of locations —	28	43	47	44	41
Unit truck sales —
New trucks	4,315	5,366	5,817	4,340	4,734
Used trucks	2,087	2,156	2,140	1,907	2,111
Total unit trucks sales	6,402	7,522	7,957	6,247	6,845
Total finance contracts sold (in thousands)	$204,400	$283,569	$176,345	$149,906	$144,134
Truck lease and rental units	667	870	924	1,015	1,010

	Year Ended December 31,
	1998	1999	2000	2001	2002
	(in thousands)
BALANCE SHEET DATA
Working capital	$15,946	$5,623	$4,702	$7,050	$7,995
Inventories	79,859	134,415	139,178	84,155	115,333
Inventory included in assets held for sale	27,281	39,150	38,237	30,150	10,218
Fixed assets included in assets held for sale	3,066	10,375	14,321	13,821	6,744
Total assets	220,700	365,696	390,741	338,211	344,510
Floor plan financing	89,212	150,862	146,272	85,300	89,288
Line-of-credit borrowings	10	13,050	33,779	22,459	22,395
Long-term debt, including current portion	39,259	71,780	90,986	98,170	94,916
Shareholders’ equity	52,869	74,852	78,177	81,439	79,695

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

We are a full-service, integrated retailer of premium transportation and construction equipment and related services.  As the leading supplier of Peterbilt trucks, we accounted for approximately 23.5% of all new Peterbilt trucks sold in the United States in 2002.  In 1997, we acquired our first John Deere construction equipment dealership in Houston, Texas and have grown to become a major supplier of John Deere construction equipment in that market.  Through our strategically located network of Rush Truck Centers and our Rush Equipment Center, we provide one-stop service for the needs of our customers, including retail sales of new and used transportation and construction equipment, as well as after-market parts sales, service and repair facilities and financing, leasing/rental, and insurance services.

Our Rush Truck Centers are principally located in high traffic areas along the southwestern corridor of the United States. We provide leasing and rental services through our Rush Leasing and Rental Division at our one-stop Rush Truck Centers and our Rush Equipment Center.  Retail financing of trucks and construction equipment, as well as a full line of insurance products, are arranged through our Rush Financial and Insurance Division.

Our business strategy, based upon providing the customer with competitively priced products supported with timely and reliable service, has enabled us since 1998 to increase revenues at a compounded annual growth rate of 6.4%, despite a compounded annual decrease of approximately 7% in industry wide United States heavy-duty truck sales.  We intend to continue to implement our business strategy, reinforce customer loyalty and remain a market leader by continuing to develop our Rush Truck Centers and Rush Equipment Centers as we extend our geographic focus through strategic acquisitions of new locations and expansions of our existing facilities.

All of our business operations are currently conducted through four separate divisions: the Rush Truck Center Division, the Rush Equipment Center Division, the Rush Leasing and Rental Division and the Rush Financial and Insurance Division.

Rush Truck Center Division.  Since commencing operations as a Peterbilt heavy-duty truck dealer over 35 years ago, we have grown to operate Rush Truck Centers at 38 locations, which primarily sell Peterbilt Class 8 heavy-duty trucks in the states of Texas, Colorado, Oklahoma, California, Louisiana, Arizona, Florida and New Mexico. Our Rush Truck Centers are strategically located to take advantage of increased cross-border traffic between the United States and Mexico resulting from implementation of NAFTA in 1994.  During 2002, our Rush Truck Center Division accounted for approximately $683.8 million, or approximately 90.3%, of our total revenues.

Rush Equipment Center Division.  Since commencing operations as a John Deere dealer in 1997, we had grown to operate six Rush Equipment Centers located in Texas and Michigan.  We sold our five Michigan construction equipment stores during 2002, recording a net loss from discontinued operations of $3.3 million (see Note 3 of Item 8).  At our Rush Equipment Center in Houston, Texas, we will continue to provide a full line of construction equipment for light to medium sized applications, with our primary products including John Deere backhoe loaders, hydraulic excavators, crawler-dozers and four-wheel drive loaders.    During 2002, our Texas store (continuing operation) accounted for approximately $35.3 million, or approximately 4.7%, of our total revenues.

Rush Leasing and Rental Division.  We provide a broad line of product selections for lease or rent, including Class 8, Class 7 and Class 6 Peterbilt trucks, a full array of John Deere construction equipment products, including a variety of construction equipment trailers and heavy-duty cranes.  Our lease and rental fleets are offered primarily through our Rush Truck Centers and Rush Equipment Centers on a daily, monthly or long-term basis.  During 2002, our Rush Leasing and Rental Division accounted for approximately $32.7 million, or approximately 4.3%, of our total revenues.

Rush Financial and Insurance Division.  We offer third party financing to assist customers in purchasing a new or used truck or piece of construction equipment.  Additionally, we sell a complete line of property and casualty insurance, including collision and liability insurance on trucks, cargo insurance, standard automobile liability coverages, and life insurance.  During 2002, our Rush Financial and Insurance Division accounted for approximately $5.4 million, or approximately 0.7%, of our total revenues.

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

Critical Accounting Policies

The Company’s discussion and analysis of its financial condition and results of operations are based on the Company’s consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles.  The preparation of these consolidated financial statements requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  There can be no assurance that actual results will not differ from those estimates.  The Company believes the following accounting policies, which are described in Note 2 of Notes to Consolidated Financial Statements, affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

Inventories

Inventories are stated at the lower of cost or market value.  Cost is determined by specific identification for new and used truck and construction equipment inventory and by the first-in, first-out method for tires, parts and accessories.  An allowance is provided when it is anticipated that cost will exceed net realizable value.

Other Assets

Other assets consist primarily of goodwill related to acquisitions and other intangible assets.  As stated in Note 2, FASB Statement No. 142, provides that goodwill and other intangible assets that have indefinite useful lives will not be amortized, but instead must be tested at least annually for impairment, and intangible assets that have finite useful lives should continue to be amortized over their useful lives.  Statement No. 142 also provides specific guidance for testing goodwill and other nonamortized intangible assets for impairment.  The Statement requires management to make certain estimates and assumptions in order to allocate goodwill to reporting units and to determine the fair value of reporting unit net assets and liabilities, including, among other things, an assessment of market condition, projected cash flows, interest rates and growth rates, which could significantly impact the reported value of goodwill and other intangible assets.  Statement No. 142 requires, in lieu of amortization, an annual impairment review of goodwill.  The impact of adopting the Statement, effective January 1, 2002, resulted in the cessation of goodwill amortization, which would have approximated $1.2 million of pretax amortization expense, from continuing operations during 2002.  The Company did not record an impairment charge related to the goodwill for its continuing operations at its initial review during the first quarter of 2002 or at its December 31, 2002 impairment review.  The Company did, however, record an impairment of goodwill related to its discontinued operations at December 31, 2002 (see Note 3).  Furthermore, SFAS No. 142 exposes the Company to the possibility that changes in market conditions could result in significant impairment charges in the future, thus resulting in a potential increase in earnings volatility.

Revenue Recognition Policies

Income on the sale of vehicles and construction equipment (collectively, “unit”) is recognized when the seller and customer execute a purchase contract, delivery has occurred and there are no significant uncertainties related to financing or collectibility.  Finance income related to the sale of a unit is recognized over the period of the respective finance contract, based on the effective interest rate method, if the finance contract is retained by the Company.  During 2000, 2001 and 2002, no finance contracts were retained for any significant length of time by the Company but were generally sold, with limited recourse, to certain finance companies concurrent with the sale of the related unit.  Gain or loss is recognized by the Company upon the sale of such finance contracts to the finance companies, net of a provision for estimated repossession losses.  Lease and rental income is recognized over the period of the related lease or rental agreement.  Parts and services revenue is earned at the time the Company sells the parts to its customers, or at the time the Company completes the service work order related to service provided to the customer’s unit.  Payments received on prepaid maintenance plans are deferred as a component of accrued expenses and recognized as income when the maintenance is performed.

Results of Operations

The following discussion and analysis includes the Company’s historical results of operations for 2000, 2001, and 2002.

The following table sets forth for the years indicated certain financial data as a percentage of total revenues:

	Year Ended December 31,
	2000	2001	2002

New and used truck sales	70.9%	63.4%	64.5%
Parts and service	20.4	27.3	28.0
Construction equipment sales	4.3	4.6	3.2
Lease and rental	3.0	3.6	3.3
Finance and insurance	0.9	0.7	0.7
Other	0.5	0.4	0.3
Total revenues	100.0	100.0	100.0
Cost of products sold	83.5	81.3	81.3
Gross profit	16.5	18.7	18.7
Selling, general and administrative	13.0	14.7	14.8
Depreciation and amortization	1.0	1.3	1.1
Operating income from continuing operations	2.5	2.7	2.8
Interest expense, net	1.7	1.3	0.9
Gain on sale of assets	0.1	0.1	—
Income before income taxes from continuing operations	0.9	1.5	1.9
Income taxes	0.3	0.6	0.8
Income from continuing operations	0.6	0.9	1.1
(Loss) from discontinued operations, net of taxes	(0.1)	(0.4)	(1.3)
Net income (loss)	0.5%	0.5%	(0.2)%

Fiscal Year Ended December 31, 2002 Compared With Fiscal Year Ended December 31, 2001.

Revenues

Revenues increased $65.6 million, or 9.5%, from $691.5 million in 2001 to $757.1 million in 2002.  Sales of new and used trucks increased $50.4 million, or 11.5%, from $438.1 million in 2001 to $488.5 million in 2002. Unit sales of new and used trucks increased 9.1% and 10.7%, respectively, from 2001 to 2002. New truck average revenue per unit increased by 2.2%, while used truck average revenue per unit increased 0.6%. The slight increase in the average used truck prices is a sign that the market is absorbing the excess used trucks in the market caused by the high new truck unit sales during 1998 through 2000. As a result of the more stable used truck market only $500,000 in loss provision to increase the Company’s reserve for new and used truck valuation and repossession losses was recorded in 2002 compared to a $1.2 million loss provision recognized during 2001.

Parts and service sales increased $22.9 million, or 12.1%, from $188.6 million in 2001 to $211.5 million in 2002. The increase was due to same store growth of $6.5 million or 3.4%, with the remaining increase attributable to new store additions.

Sales of new and used construction equipment decreased $7.4 million or 23.3%, from $31.7 million in 2001 to $24.3 million in 2002. This decrease is consistent with total construction industry sales declines of 20.7% in our Texas market.

Lease and rental revenues increased by 1.2%, from $25.0 million in 2001 to $25.3 million in 2002. As part of a planned reduction in our construction equipment rental business, construction equipment lease and rental revenues decreased $257,000, or 17.4%, from 2001 to 2002.  Heavy- truck lease and rental revenue increased $494,000, or 2.1% from 2001 to 2002.

Finance and insurance revenues increased 3.8%, from $5.2 million in 2001 to $5.4 million, in 2002. Finance and insurance revenues have limited direct costs and, therefore, contribute a disproportionate share of operating profits.

Other income decreased $0.7 million, or 24.1%, from $2.9 million in 2001 to $2.2 million in 2002, due primarily to a decrease in gains resulting from truck sales by the leasing operations and fewer direct sales by John Deere into our Houston market.

Gross Profit

Gross profit increased $12.0 million, or 9.3%, from $129.2 million in 2001 to $141.2 million in 2002. Gross profit as a percentage of sales was 18.7% in 2001 and 2002.

Selling, General and Administrative

Selling, general and administrative expenses increased $9.9 million, or 9.7%, from $101.8 million in 2001 to $111.7 million in 2002. Approximately $5.3 million of selling, general and administrative expense is related to the acquisitions of El Paso Trucks and Perfection. Same store selling, general and administrative expense increased $4.6 million, or 4.5% from 2001 to 2002.  Selling, general and administrative expenses as a percentage of sales increased from 14.7% to 14.8% from 2001 to 2002.

Interest Expense, Net

Net interest expense decreased $2.8 million, or 30.1%, from $9.3 million in 2001 to $6.5 million, in 2002.  Interest expense decreased primarily as the result of decreased levels of indebtedness due to lower floor plan liability levels, and declining interest rates.

Gain on Sale of Assets

Gain on sale of assets decreased $900,000, or 81.8%, from 2001 to 2002. The gain recognized in 2001 is primarily related to the sale of excess real estate not needed for the operation of the business.  The gain in 2002 is primarily related to the replacement of fixed assets used in the operation of the business.

Income Before Income Taxes from Continuing Operations

Income before income taxes from continuing operations increased by $4.5 million, or 45%, from $10.0 million in 2001 to $14.5 million, in 2002, as a result of the factors described above.

Income Taxes from Continuing Operations

Income taxes from continuing operations increased $1.8 million or 45%, from 2001 to 2002.  The Company has provided for taxes at a 40% effective rate.

(Loss) from Discontinued Operations, net of Income Taxes

Loss from discontinued operations net of income taxes increased from ($2.7) million in 2001 to ($10.5) million in 2002.  The loss recorded during 2001 is equal to net losses incurred in operating the Michigan construction equipment stores and D&D of ($0.3) million and ($2.4) million, respectively.  The loss recorded during 2002 includes net operating results of the Michigan construction equipment stores and D&D of ($0.9) million and ($1.3) million, respectively, as well as their disposal costs of ($2.5) million and ($5.8) million, respectively.

Fiscal Year Ended December 31, 2001 Compared With Fiscal Year Ended December 31, 2000.

Revenues

Revenues decreased $113.9 million, or 14.1%, from $805.4 million in 2000 to $691.5 million in 2001.  Sales of new and used trucks decreased $133.0 million, or 23.3%, from $571.2 million in 2000 to $438.2 million in 2001. Unit sales of new and used trucks decreased 25.4% and 10.9%, respectively, from 2000 to 2001. New truck average revenue per unit increased by 1.5%, while used truck average revenue per unit decreased 6.5%. The decrease in the average used truck prices is due to an excess supply of used inventory in the market.  Such excess supply is attributable to high new truck unit sales during 1998 through 2000 combined with a slowing economy. As a result, the Company recognized a $1.2 million and a $4.0 million loss provision during 2001 and 2000 to increase the Company’s reserve for new and used truck valuation and repossession losses.

Parts and service sales increased $24.2 million, or 14.7%, from $164.4 million in 2000 to $188.6 million in 2001. The increase was due to same store growth of $19.6 million or 11.9%, with the remaining increase attributable to new store additions.

Sales of new and used construction equipment decreased $3.1 million, or 8.9%, from $34.8 million in 2000 to $31.7 million in 2001. This decrease is consistent with total construction industry sales declines of 10% in our Texas market.

Lease and rental revenues increased $1.0 million, or 4.2%, from $24.0 million in 2000 to $25.0 million in 2001. As part of a planned reduction in our construction equipment rental business, construction equipment lease and rental revenues decreased $1.3 million or 48.1%, from 2000 to 2001.  Heavy- truck lease and rental revenue increased $2.3 million or 10.8% from 2000 to 2001.

Finance and insurance revenues decreased $1.8 million, or 25.4%, from $7.1 million in 2000 to $5.3 million in 2001. The decrease is a result of the decrease in truck sales in 2001 compared to 2000.  Finance and insurance revenues have limited direct costs and, therefore, contribute a disproportionate share of operating profits.

Other income decreased $1.1 million or 28.2%, from $3.9 million in 2000 to $2.8 million in 2001, primarily due to the decrease in direct sales made by John Deere in our Houston market and a decrease truck sales by the leasing operations.

Gross Profit

Gross profit decreased $3.7 million, or 2.8%, from $132.9 million in 2000 to $129.2 million in 2001. Gross profit as a percentage of sales increased from 16.5% in 2000 to 18.7% in 2001.  The increase in gross profit as a percentage of sales was a result of a change in sales mix. Parts and service sales are higher margin profit centers and increased as a percentage of revenues, while truck sales, lower margin profit centers, decreased as a percentage of revenues.

Selling, General and Administrative

Selling, general and administrative expenses decreased $2.9 million, or 2.8%, from $104.7 million in 2000 to $101.8 million in 2001. Approximately $3.3 million of selling, general and administrative expense is related to the acquisitions of El Paso Trucks and Perfection, and new truck store openings and expansions in Houston and Sealy, Texas and Tulsa and Ardmore, Oklahoma. Same store selling, general and administrative expense decreased approximately $6.2 million or 5.9% from 2000 to 2001.  Selling, general and administrative expenses as a percentage of sales increased from 13.0% to 14.7% from 2000 to 2001.

Interest Expense, Net

Net interest expense decreased $4.4 million, or 32.1%, from $13.7 million in 2000 to $9.3 million, in 2001.  Interest expense decreased primarily as the result of decreased levels of indebtedness due to lower floor plan liability levels, and declining interest rates.

Gain on Sale of Assets

Gain on sale of assets increased $0.6 million or 120%, from $0.5 million in 2000 to $1.1 million in 2001. These gains are primarily related to the sale of excess real estate not needed for the operation of the business, and transportation equipment.

Income Before Income Taxes from Continuing Operations

Income before income taxes from continuing operations increased by $3.2 million, or 47.0%, from $6.8 million in 2000 to $10.0 million, in 2001, as a result of the factors described above.

Income Taxes from Continuing Operations

Income taxes from continuing operations increased from $2.7 million in 2000 to $4.0 million in 2001.  The Company has provided for taxes at a 40% effective rate.

(Loss) from Discontinued Operations, net of Income Taxes

Loss from discontinued operations net of income taxes increased from ($784,000) in 2000 to ($2.7) million in 2001.  The loss recorded during 2000 is equal to a net gain (loss) incurred in operating the Michigan construction equipment stores and D&D of $82,000 and ($866,000), respectively.  The loss recorded during 2001 is equal to net (losses) incurred in operating the Michigan construction equipment stores and D&D of ($0.3) million and ($2.4) million, respectively.

Liquidity and Capital Resources

The Company’s short-term cash needs are primarily for working capital, including inventory requirements, expansion of existing facilities and acquisitions of new facilities. These short-term cash needs have historically been financed with retention of profits and borrowings under credit facilities available to the Company.

At December 31, 2002, the Company had working capital of approximately $8.0 million, including $24.8 million in cash, $24.9 million in accounts receivable, $115.3 million in inventories, $17.0 in assets held for sale, $1.8 million in prepaid expenses and other, and $4.4 million in deferred income taxes, offset by $89.3 million outstanding under floor plan notes payable, $24.9 million in current maturities of long-term debt, $22.4 million in advances outstanding under lines of credit, $15.1 million of trade accounts payable and $28.5 million in accrued expenses. The aggregate maximum borrowing limits under working capital lines of credit with its primary truck lender are approximately $13.5 million. Advances outstanding under this line of credit at December 31, 2002 were $13.5 million, leaving $0 available for future borrowings.  The Company has four separate secured lines-of-credit that provide for an aggregate maximum borrowing of $21.7 million.  Advances outstanding under these secured lines-of-credit in aggregate were $8.9 million, leaving $12.8 million available for future borrowings as of December 31, 2002.

The Company’s floor plan agreement with its primary truck lender limits the borrowing capacity based on the number of new and used trucks that may be financed.  As of December 31, 2002, the aggregate amounts of unit capacity for new and used trucks are 1,485 and 618, respectively, and the availability for new and used trucks is 528 and 410, respectively.  The Company’s floor plan agreement with one of its construction equipment lenders is based on the book value of the Company’s construction equipment inventory.  As of December 31, 2002, the aggregate amount of borrowing capacity with this lender was $20.0 million, with approximately $5.7 million outstanding.  Additional amounts are available under the Company’s John Deere dealership agreement.  At December 31, 2002, approximately $2.4 million was outstanding pursuant to the John Deere dealership agreement.

During 2002, operating activities resulted in net cash provided by operations of $16.0 million.  Income from continuing operations of $8.7 million, net charges related to discontinued operations of $12.0 million, a decrease in accounts receivable of $1.5 million, an increase in accrued expenses of $3.1 million, coupled with provisions for depreciation and amortization of $15.8 million offset increases in inventories and prepaid expenses and other of $12.7 million and $0.5 million, respectively, decreases in the provision for deferred income tax and accounts payable of $0.6 million and $0.2 million, respectively, a gain on sale of property and equipment of $0.6 million and a loss from discontinued operations of $10.5 million.

During 2002, the Company used $11.7 million in investing activities, including purchases of property and equipment of $16.5 million, offset by proceeds from the sale of property and equipment of $3.9 million and decreases in other assets of $0.9 million.

Net cash provided by financing activities in 2002 amounted to $0.6 million. Proceeds from notes payable of $21.8 million and net draws of floor plan notes payable of $4.0 million offset principal payments on notes payable, net payments on lines of credit and debt issuance costs of $25.0 million, $0.1 million, and $0.1 million, respectively.

During 2001, operating activities resulted in net cash provided by operations of $88.7 million.  Income from continuing operations of $6.0 million, decreases in inventory and prepaid expenses and other of $65.1 million and $2.6 million, increases in trade accounts payable and accrued expenses of $1.1 and $5.5 million coupled with provisions for depreciation, amortization and deferred income taxes totaling $18.7 million offset an increase in accounts receivable of $6.0 million, a gain on sale of property and equipment of $1.6 million and a loss from discontinued operations of $2.7 million.

During 2001, the Company used $21.2 million in investing activities, including purchases of property and equipment of $20.7 million, business acquisitions of $2.7 million, and an increase in other assets of $4.6 million, offset by proceeds from the sale of property and equipment of $6.8 million.

Net cash used in financing activities in 2001 amounted to $66.5 million. Proceeds from notes payable of $23.5 million, were more than offset by principal payments on notes payable, net payments of floor plan notes payable, net payments on lines of credit and debt issuance costs of $16.3 million, $62.3 million, $11.3 million, and $0.1 million, respectively.

During 2002, the Company arranged customer financing for approximately 26.3% of its total new and used truck sales, and derived approximately 61% and 39% of its finance revenues from the sale of new and used trucks, respectively. The Company’s new and used truck financing is typically provided through Citicapital and PACCAR Financial. The Company financed approximately $128.5 million of new and used truck purchases in 2002. The Company’s contracts with Citicapital and PACCAR Financial provide for payment to the Company of all finance charges in excess of a negotiated discount rate within 30 days of the date of financing, with such payments subject to offsets resulting from the early pay-off or defaults under installment contracts previously initiated on behalf of and sold to

Citicapital and PACCAR Financial by the Company. For contracts sold during 2002, the Company’s aggregate liability for repossession losses, resulting from defaults is limited to $900,000 per year for contracts sold to Citicapital and $500,000 per year for contracts sold to PACCAR Financial.

In addition, through The CIT Group, Citicapital, John Deere Credit and others, the Company arranged customer financing for approximately $15.6 million, or approximately 64.2%, of our total new and used construction equipment sales in 2002.  Approximately 70% of these construction equipment financings related to new construction equipment sales and the remainder related to used construction equipment sales.  Generally, construction equipment financings are memorialized through the use of installment or lease contracts, which are secured by the construction equipment financed, and generally require a down payment of 0% to 10% of the value of the financed piece of construction equipment, with the remaining balance being financed over a three-to five-year period.  The Company experiences no repossession loss on construction equipment financings because such financings are sold to third parties without recourse.

Substantially all of the Company’s truck purchases from PACCAR are made on terms requiring payment within 15 days or less from the date of shipment of the trucks from the factory. The Company finances all, or substantially all, of the purchase price of its new truck inventory, and 75% of the loan value of its used truck inventory, under a floor plan arrangement with GMAC under which GMAC pays PACCAR directly with respect to new trucks. The Company makes monthly interest payments on the amount financed but is not required to commence loan principal repayments prior to sale on new vehicles to GMAC for a period of 12 months and for used vehicles for a period of three months. At December 31, 2002, the Company had approximately $81.2 million outstanding under its floor plan financing arrangement with GMAC. GMAC permits the Company to earn, for up to 10.0% of the amount borrowed under its floor plan financing arrangement with GMAC, interest at the prime rate, less 0.90%, on overnight funds deposited by the Company with GMAC.

Substantially all of the Company’s new equipment purchases are financed by John Deere and Citicapital.  The Company finances all, or substantially all, of the purchase price of its new equipment inventory, under its floor plan facilities.  The agreement with John Deere provides interest free financing for four months after which time the amount financed is required to be paid in full, or an immediate 2.25% discount with payment due in 30 days.  When the equipment is sold prior to the expiration of the four-month period, the Company is required to repay the principal within approximately 10 days of the sale.  Should the equipment financed by John Deere not be sold within the four-month period, it is transferred to the John Deere or the Citicapital floor plan arrangements. The Company makes principal payments to Citicapital, for sold inventory, on the 15th day of each month.  Used and rental equipment, to a maximum of book value, is financed under a floor plan arrangement with Citicapital.  The Company makes monthly interest payments on the amount financed and is required to commence loan principal repayments on rental equipment as book value reduces.  Principal payments, for sold used equipment, are made the 15th day of each month following the sale.  The loans are collateralized by a lien on the equipment.  The Company’s floor plan agreements limit the aggregate amount of borrowings based on the book value of new and used equipment units.  As of December 31, 2002, the Company’s floor plan arrangement with Citicapital permits the financing of up to $20.0 million in construction equipment.  At December 31, 2002, the Company had $2.4 million and $5.7 million outstanding under its floor plan financing arrangements with John Deere and Citicapital, respectively.

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

Cyclicality

The Company’s business, as well as the entire retail heavy-duty truck industry, is dependent on a number of factors relating to general economic conditions, including fuel prices, interest rate fluctuations, economic recessions, government regulation and customer business cycles. In addition, unit sales of new trucks have historically been subject to substantial cyclical variation based on such general economic conditions. According to R.L. Polk, industry-wide domestic retail sales of heavy-duty trucks totaled approximately 150,000 new truck registrations in 2002.  The industry forecasts a slight increase in heavy-duty new truck sales in 2003.  Although the Company believes that its geographic expansion and diversification into truck-related services, including financial services, leasing, rentals and service and parts, will reduce the overall impact to the Company resulting from general economic conditions affecting heavy-duty truck sales, the Company’s operations will continue to be adversely affected by any continuation or renewal of general downward economic pressures or adverse cyclical trends.

Environmental Standards and Other Governmental Regulations

Our operations are subject to numerous federal, state and local laws and regulations, including laws and regulations designed to protect the environment and to regulate the discharge of materials into the environment.

The Environmental Protection Agency (EPA), mandated that heavy-duty engine manufacturers meet new, stricter emissions guidelines, regarding nitrous oxides, for all engines built subsequent to October 1, 2002.  These new guidelines increased the price of a new heavy-duty truck approximately $3,000 to $8,000 per unit and possibly reduced the operating efficiency and life of the truck.  As a result, the Company experienced stronger than expected truck sales during the second half of 2002 as customers made purchases of trucks manufactured under the “old” emission laws.  The Company also anticipates a short-term decline in truck sales during the first half of 2003 as a result of the pre-buy experienced during the last half of 2002.

Termination of Dealership Agreements Upon a Change of Control

As described in Item 1 “Business” and this Item 7, a substantial percentage of our revenues is derived from sales of Peterbilt trucks and John Deere products. Therefore, our business is highly dependant on the PACCAR and John Deere dealership agreements, which authorize us to sell Peterbilt and John Deere products in our market areas.  Our dealership agreements with PACCAR are terminable by PACCAR in the event the aggregate voting power of Mr. W. Marvin Rush (Mr. Rush) and his family decreases below 30% with respect to the election of directors.  The John Deere dealership agreements would similarly be terminable by John Deere if the aggregate voting power of Mr. Rush and his family were to decrease below 25%.  As of December 31, 2002, Mr. Rush and his family beneficially owned 5,519,148 shares of Common Stock, or approximately 39.4% of the outstanding voting power.  The Company has no control over the transfer or disposition of the shares of Common Stock by Mr. Rush or by Mr. Rush’s estate.  If Mr. Rush were to sell his Common Stock or bequest his Common Stock to non-family members or if Mr. Rush’s estate were required to liquidate shares of Common Stock of the Company to pay estate taxes or otherwise, the change of control provisions of the dealership agreements described above would be triggered and could cause the Company to lose its critical right to sell Peterbilt and John Deere products.  Any loss of rights under its dealership agreements would have a severely adverse effect on the Company’s results of operations.

Item 7A                        Quantitative and Qualitative Disclosures about Market Risk

Market risk represents the risk of loss that may impact the financial position, results of operations, or cash flows of the Company due to adverse changes in financial market prices, including interest rate risk, and other relevant market rate or price risks.

The Company is exposed to some market risk through interest rates, related to its floor plan borrowing arrangements, variable rate debt and discount rates related to finance sales.  Floor plan borrowings are based on the prime rate of interest and are used to meet working capital needs.  As of December 31, 2002, the Company had floor plan borrowings of approximately $89,288,000.  Assuming an increase in the prime rate of interest of 100 basis points, interest expense could increase by approximately $893,000.  The interest rate variability on all other debt would not have a material adverse effect on the Company’s financial statements.  The Company provides all customer financing opportunities to various finance providers.  The Company receives all finance charges, in excess of a negotiated discount rate, from the finance providers within 30 days.  The negotiated discount rate is variable, thus subject to interest rate fluctuations.  This interest rate risk is mitigated by the Company’s ability to pass discount rate increases to customers through higher financing rates.

Item 8                                 Financial Statements and Supplementary Data

REPORT OF INDEPENDENT AUDITORS

To the Shareholders and Board of Directors of Rush Enterprises, Inc.:

We have audited the accompanying consolidated balance sheets of Rush Enterprises, Inc. (a Texas corporation), and subsidiaries as of December 31, 2001 and 2002, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2002.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rush Enterprises, Inc., and subsidiaries as of December 31, 2001 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 2 to the consolidated financial statements, in 2002 the company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and other Intangible Assets.”

/s/ ERNST & YOUNG LLP

San Antonio, Texas
March 21, 2003

RUSH ENTERPRISES, INC., AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2001 AND 2002

(In Thousands, Except Shares and Per Share Amounts)

	December 31, 2001	December 31, 2002
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$19,852	$24,763
Accounts receivable, net	26,403	24,935
Inventories	84,155	115,333
Prepaid expenses and other	1,244	1,764
Assets held for sale	43,971	16,962
Deferred income taxes	1,508	4,375

Total current assets	177,133	188,132

PROPERTY AND EQUIPMENT, net	118,375	117,859

OTHER ASSETS, net	42,703	38,519

Total assets	$338,211	$344,510

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Floor plan notes payable	$85,300	$89,288
Current maturities of long-term debt	23,993	24,958
Advances outstanding under lines of credit	22,459	22,395
Trade accounts payable	15,284	15,082
Accrued expenses	23,047	28,414
Total current liabilities	170,083	180,137

LONG-TERM DEBT, net of current maturities	74,177	69,958

DEFERRED INCOME TAXES, net	12,512	14,720

SHAREHOLDERS’ EQUITY:
Preferred stock, par value $.01 per share; 1,000 shares authorized; 0 shares outstanding in 2001 and 2002	—	—
Common stock, par value $.01 per share; 50,000,000 shares authorized; 14,004,088 shares outstanding in 2001 and 2002	140	140
Additional paid-in capital	39,155	39,155
Retained earnings	42,144	40,400

Total shareholders’ equity	81,439	79,695

Total liabilities and shareholders’ equity	$338,211	$344,510

The accompanying notes are an integral part of these consolidated financial statements.

RUSH ENTERPRISES, INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2000, 2001 AND 2002

(In Thousands, Except Per Share Amounts)

	2000	2001	2002

REVENUES:
New and used truck sales	$571,159	$438,143	$488,456
Parts and service	164,440	188,566	211,478
Construction equipment sales	34,771	31,666	24,324
Lease and rental	24,012	25,040	25,277
Finance and insurance	7,095	5,251	5,448
Other	3,885	2,847	2,164

Total revenues	805,362	691,513	757,147

COST OF PRODUCTS SOLD	672,479	562,316	615,942

GROSS PROFIT	132,883	129,197	141,205

SELLING, GENERAL AND ADMINISTRATIVE	104,685	101,832	111,721

DEPRECIATION AND AMORTIZATION	8,181	9,176	8,594

OPERATING INCOME	20,017	18,189	20,890

INTEREST INCOME (EXPENSE):
Interest income	140	429	239
Interest expense	(13,794)	(9,696)	(6,738)

Total interest expense, net	(13,654)	(9,267)	(6,499)

GAIN ON SALE OF ASSETS	485	1,067	155

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	6,848	9,989	14,546

PROVISION FOR INCOME TAXES	2,739	3,996	5,818

INCOME FROM CONTINUING OPERATIONS	4,109	5,993	8,728

(LOSS) FROM DISCONTINUED OPERATIONS, NET	(784)	(2,731)	(10,472)

NET INCOME (LOSS)	$3,325	$3,262	$(1,744)

EARNINGS PER SHARE (Note 13):
EARNINGS (LOSS) PER COMMON SHARE - BASIC
Income from continuing operations	$0.29	$0.43	$0.62
Net income (loss)	$0.24	$0.23	$(0.12)
EARNINGS (LOSS) PER COMMON SHARE - DILUTED
Income from continuing operations	$0.29	$0.42	$0.60
Net income (loss)	$0.24	$0.23	$(0.12)

The accompanying notes are an integral part of these consolidated financial statements.

RUSH ENTERPRISES, INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2000, 2001 AND 2002

(In Thousands)

	Common Stock
	Shares Issued and Outstanding	$.01 Par Value	Additional Paid-In Capital	Retained Earnings

BALANCE, December 31, 1999	14,004	$140	$39,155	$35,557

NET INCOME	—	—	—	3,325

BALANCE, December 31, 2000	14,004	140	39,155	38,882

NET INCOME	—	—	—	3,262

BALANCE, December 31, 2001	14,004	140	39,155	42,144

NET (LOSS)	—	—	—	(1,744)

BALANCE, December 31, 2002	14,004	$140	$39,155	$40,400

The accompanying notes are an integral part of these consolidated financial statements.

RUSH ENTERPRISES, INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2000, 2001 AND 2002

(In Thousands)

	2000	2001	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Income from continuing operations	$4,109	$5,993	$8,728
Adjustments to reconcile net income to net cash provided by (used in) operating activities, net of acquisitions-
(Loss) from discontinued operations	(784)	(2,731)	(10,472)
Depreciation and amortization	13,301	15,848	15,846
Gain on sale of property and equipment	(865)	(1,614)	(557)
Provision for deferred income tax expense	3,893	2,910	(659)
Net charges related to discontinued operations	—	—	11,972
Change in accounts receivable, net	9,417	(6,032)	1,468
Change in inventories	(2,559)	65,084	(12,741)
Change in prepaid expenses and other, net	(2,919)	2,572	(520)
Change in trade accounts payable	4,447	1,127	(202)
Change in accrued expenses	(3,136)	5,543	3,105

Net cash provided by operating activities	24,904	88,700	15,968

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(40,973)	(20,726)	(16,526)
Proceeds from the sale of property and equipment	3,182	6,773	3,946
Business acquisitions	(2,568)	(2,646)	—
Change in other assets	(8)	(4,628)	929

Net cash used in investing activities	(40,367)	(21,227)	(11,651)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	30,477	23,481	21,777
Payments on long-term debt	(31,996)	(16,297)	(25,031)
Draws (payments) on floor plan notes payable, net	(4,590)	(62,291)	3,988
Draws on lines of credit, net	20,729	(11,320)	(64)
Debt Issuance Costs	(269)	(86)	(76)

Net cash provided by (used in) financing activities	14,351	(66,513)	594

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,112)	960	4,911

CASH AND CASH EQUIVALENTS, beginning of year	20,004	18,892	19,852

CASH AND CASH EQUIVALENTS, end of year	$18,892	$19,852	$24,763

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for-
Interest	$17,704	$12,161	8,176

Income taxes	$3,290	$401	824

The accompanying notes are an integral part of these consolidated financial statements.

RUSH ENTERPRISES, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 1.                  ORGANIZATION AND OPERATIONS:

Rush Enterprises, Inc. (the Company), was incorporated in June 1996 under the laws of the State of Texas.  The Company, founded in 1965, now operates a Heavy-Duty Truck segment, and a Construction Equipment segment and a Retail segment.  The Heavy-Duty Truck segment operates a regional network of 35 truck centers that provide an integrated one-stop source for the trucking needs of its customers, including retail sales of new Peterbilt and used heavy-duty trucks; parts, service and body shop facilities; and financial services, including assisting in the financing of new and used truck purchases, insurance products and truck leasing and rentals.  The Company’s truck centers are located in areas on or near major highways in Texas, California, Colorado, Oklahoma, Louisiana, Arizona and New Mexico.  The Construction Equipment segment, formed during 1997, operates a   John Deere equipment center in Houston, Texas.  A portion of this segment, that operated five John Deere Equipment Centers in Michigan, was discontinued during 2002 (see Note 3).  Dealership operations include the retail sale of new and used equipment, after-market parts and service facilities, equipment rentals and the financing of new and used equipment (see Note 18).  The Retail segment’s primary line of business is the retail sale of farm and ranch supplies including fencing, horse and cattle trailers, veterinarian supplies and western wear. The Retail segment is currently operating as a discontinued operation pending disposal (see Note 3).

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

Effective at the close of business on July 9, 2002 (the “Record Date”), pursuant to action taken by the shareholders at the Annual Meeting of the Company held July 9, 2002, and described in the Proxy Statement dated May 15, 2002, the Board of Directors of the Company reclassified the outstanding common stock, $0.01 par value per share (the “Old Common Stock”), as Class B Common Stock, $0.01 par value per share (the “Class B Common Stock”), and declared a stock dividend of one share of a new Class A Common Stock, $.01 par value per share, for each share of Class B Common Stock held by shareholders of record on the Record Date. Each share of Class A Common Stock ranks substantially equal to each share of Class B Common Stock with respect to receipt of any dividends or distributions declared on shares of common stock and the right to receive proceeds on liquidation or dissolution of the Company after payment of the Company’s indebtedness and liquidation preference payments to holders of preferred shares.  However, holders of Class A Common Stock will have 1/20th of one vote per share on all matters requiring a shareholder vote, while holders of Class B Common Stock will retain their full vote per share.  The Company’s stock trades under the symbols RUSHA and RUSHB.  Prior to the reclassification and stock dividend, the Company had 7,002,044 shares of Old Common Stock outstanding.  Subsequent to the reclassification and stock dividend, the Company has 7,002,044 shares of Class A Common Stock and 7,002,004 shares of Class B Common Stock outstanding.  For purposes of calculating earnings per share amounts the Company is using 14,004,088 basic common shares for all periods presented.  Additionally, all stock option information in Note 12 has been adjusted to reflect the above transaction for all periods presented.  The adjustment has caused the total number of options to double, and the grant price per option to be reduced by 50%.  There are an equal amount of Class A and Class B Common Stock options outstanding as of December 31, 2002.

All significant interdivision and intercompany accounts and transactions have been eliminated in consolidation.  Certain prior period balances have been reclassified for comparative purposes.

 2.                  SIGNIFICANT ACCOUNTING POLICIES:

Estimates in Financial Statements

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results may differ from those estimates.

Inventories

Inventories are stated at the lower of cost or market value.  Cost is determined by specific identification for new and used truck and construction equipment inventory and by the first-in, first-out method for tires, parts and accessories.  An allowance is provided when it is anticipated that cost will exceed net realizable value.

Property and Equipment

Property and equipment are depreciated over their estimated useful lives.  Leasehold improvements are amortized over the useful life of the improvement, or the term of the lease, whichever is shorter.  Provision for depreciation of property and equipment is calculated primarily on a straight-line basis.  The Company capitalizes interest on borrowings during the active construction period of major capital projects.  Capitalized interest is added to the cost of underlying assets and is amortized over the estimated useful life of such assets.  During 2000, 2001 and 2002, the Company capitalized approximately $620,000, $0, and $0, respectively, in connection with various capital projects.  The cost, accumulated depreciation and amortization and estimated useful lives are summarized as follows (in thousands):

	December 31		Estimated Life (Years)
	2001	2002

Land	$15,022	$15,582	—
Buildings and improvements	41,066	42,224	31 - 39
Leasehold improvements	9,859	10,009	7 - 15
Machinery and shop equipment	13,315	14,244	5 -7
Furniture and fixtures	15,743	17,345	5 -7
Transportation equipment	15,020	15,675	2 -5
Leasing vehicles	43,502	48,267	4 -8
Construction in progress	592	2,402
Accumulated depreciation and amortization	(35,744)	(47,889)

	$118,375	$117,859

Allowance for Doubtful Receivables and Repossession Losses

The Company provides an allowance for doubtful receivables and repossession losses after considering historical loss experience and other factors, which might affect the collection of accounts receivable and the ability of customers to meet their obligations on finance contracts sold by the Company.

Other Assets

Other assets consist primarily of goodwill related to acquisitions of approximately $41.3 million and $37.7 million, as of December 31, 2001 and 2002, respectively.  Accumulated amortization of other assets, at December 31, 2001 and 2002, was approximately $5.3 million and $4.4 million, respectively.  Annually, the Company assesses the appropriateness of the asset valuations of other assets and the related amortization period if applicable.

Financial Accounting Standards Board (FASB) Statement No. 142, “Goodwill and Other Intangible Assets” addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, “Intangible Assets.”  Statement No. 142 addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition.  This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements.  The provisions of Statement No. 142 became effective January 1, 2002.  This Statement is required to be applied at the beginning of an entity’s fiscal year and to be applied to all goodwill and other intangible assets recognized in its financial statements at that date.  Impairment losses for goodwill and indefinite-lived intangible assets that arise due to the initial application of Statement No. 142 are to be reported as resulting from a change in accounting principle. The Company has completed its initial impairment review and recorded no impairment charges in its financial statements. However, the Company is exposed to the possibility that changes in market conditions could result in significant impairment charges in the future, thus resulting in a potential increase in earnings volatility.  In addition, as a result of Statement No. 142, the Company’s amortization expense is lower as the Company no longer amortizes goodwill.  Assuming the adoption of FASB No. 142 had occurred at the beginning of 2000, net income and earnings per share would have been as follows for the three years ended December 31, 2002 (in thousands):

	Proforma 2000	Proforma 2001	Actual 2002

Income from continuing operations	$4,109	$5,993	$8,728

Amortization expense, net of tax	709	714	—
Adjusted income from continuing operations	$4,818	$6,707	$8,728
(Loss) from discontinued operations	$(784)	$(2,731)	$(10,472)
Amortization expense, net of tax	79	105	—
Adjusted (loss) from discontinued operations	$(705)	$(2,626)	$(10,472)

Net Income	$4,113	$4,081	$(1,744)
Basic earnings per share from continuing operations	$0.34	$0.48	$0.62

Basic earnings per share	$0.29	$0.29	$(0.12)

Diluted earnings per share from continuing operations	$0.34	$0.47	$0.60

Diluted earnings per share	$0.29	$0.29	$(0.12)

Included in the (Loss) from discontinued operations above, are goodwill impairment losses, net of taxes, of $1.3 million, related to the sale of the Michigan John Deere construction equipment stores, and $0.9 million, related to the pending sale of the Seguin D&D store (see Note 3).

The Company has completed its impairment review for goodwill related to continuing operations at December 31, 2002 and recorded no impairment charges in its financial statements.

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

Revenue Recognition Policies

Income on the sale of vehicles and construction equipment (collectively, “unit”) is recognized when the seller and customer execute a purchase contract, delivery has occurred and there are no significant uncertainties related to financing or collectibility.  Finance income related to the sale of a unit is recognized over the period of the respective finance contract, based on the effective interest rate method, if the finance contract is retained by the Company.  During 2000, 2001 and 2002, no finance contracts were retained for any significant length of time by the Company but were generally sold, with limited recourse, to certain finance companies concurrent with the sale of the related unit.  Gain or loss is recognized by the Company upon the sale of such finance contracts to the finance companies, net of a provision for estimated repossession losses and early repayment penalties.  Lease and rental income is recognized over the period of the related lease or rental agreement.  Parts and services revenue is earned at the time the Company sells the parts to its customers, or at the time the Company completes the service work order related to service provided to the customer’s unit.  Payments received on prepaid maintenance plans are deferred as a component of accrued expenses and recognized as income when the maintenance is performed.

Stock Options

In October 1995, Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (FAS 123), was issued.  FAS 123 defines a fair value based method of accounting for employee stock options or similar equity instruments and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans.  Under the fair value based method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period of the award, which is usually the vesting period.  However, FAS 123 also allows entities to continue to measure compensation costs for employee stock compensation plans using the intrinsic value method of accounting prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25).  Because the Company has elected to continue to follow APB 25, FAS 123 requires disclosure of pro forma net income and earnings per share as if the new fair value accounting method was adopted.

If the Company had adopted the fair value accounting method under SFAS 123, the Company’s net income and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share amounts):

	2000	2001	2002
Income from continuing operations
As reported	$4,109	$5,993	$8,728
Pro forma	3,360	5,013	7,683

Basic earnings per share-
As reported	$0.29	$0.43	$0.62
Pro forma	0.24	0.36	0.55

Diluted earnings per share-
As reported	$0.29	$0.42	$0.60
Pro forma	0.24	0.36	0.53

Net income
As reported	$3,325	$3,262	$(1,744)
Pro forma	2,576	2,282	(2,789)

Basic earnings per share-
As reported	$0.24	$0.23	$(0.12)
Pro forma	0.18	0.16	(0.20)

Diluted earnings per share-
As reported	$0.24	$0.23	$(0.12)
Pro forma	0.18	0.16	(0.19)

The fair value of these options was estimated using a Black-Scholes option pricing model with a risk-free interest rate of 6.0 percent for 2000, 2001 and 2002, volatility factors of .491 and .891 for 2000 and 2001, respectively, and a range of .792 to .877 for 2002, a dividend yield of 0 percent, and an expected option life from zero to seven years for 2000, 2001 and 2002.

Advertising Costs

The Company charges advertising costs to expenses as incurred.  Advertising and marketing expense related to operations for fiscal years 2002, 2001 and 2000 was $1.3 million, $1.2 million and $1.1 million, respectively.  Advertising and marketing expense is included in Selling general and administrative expense.

Statement of Cash Flows

Cash and cash equivalents generally consist of cash and other money market instruments.  The Company considers any temporary investments that mature in three months or less when purchased to be cash equivalents for reporting cash flows.

Accounting Pronouncements

In June 2001, FASB issued Statement of Financial Accounting Standards No. 141, “Business Combinations” (FAS 141).  FAS 141 addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, “Business Combinations,” and FASB Statement No. 38, “Accounting for Preacquisition Contingencies of Purchased Enterprises.”  All business combinations in the scope of FAS 141 are to be accounted for using the purchase method.  The provisions of FAS 141 apply to all business combinations initiated after June 30, 2001 and applies to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001 or later. The Company acquired the assets of El Paso Trucks and Perfection subsequent to July 1, 2001 applying FAS 141.  The application of the new accounting standard did not have a material impact on the Company’s financial statements.

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (FAS 143).  FAS 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred.  The statement requires that the amount recorded as a liability be capitalized by increasing the carrying amount of the related long-lived asset.  Subsequent to initial measurement, the liability is accreted to the ultimate amount anticipated to be paid, and is also adjusted for revisions to the timing or amount of estimated cash flows.  The capitalized cost is depreciated over the useful life of the related asset.  Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement.  FAS 143 became effective for financial statements beginning January 1, 2003.  The Company is currently evaluating the impact on its financial statements of adopting this statement.

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”(FAS 144).  FAS 144 supersedes FASB Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” and establishes accounting standards for the impairment and disposal of long-lived assets and criteria for determining when a long-lived asset is held for sale.  FAS 144 removes the requirement to allocate goodwill to long-lived assets to be tested for impairment, requires that the depreciable life of a long-lived asset to be abandoned be revised in accordance with APB Opinion No. 20, “Accounting Changes,” provides that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired and broadens the presentation of discontinued operations to include more disposal transactions.  FAS 144 became effective for financial statements beginning January 1, 2002. The Company has complied with the requirements of FAS 144 in reporting its discontinued operations in 2002 (see Note 3).

In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (FAS 146).  FAS 146 requires that a liability for a cost associated with an exit or disposal activity shall be recognized and measured initially at its fair market value in the period in which the liability is incurred except for a liability for one-time termination benefits that is incurred over time. The provisions of FAS 146 became effective for exit or disposal activities initiated after December 31, 2002.  The Company does not expect the adoption of this statement to have a material impact on its financial statements.

On December 31, 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure (FAS 148).  FAS 148 amends Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“Statement 123”), to provide alternative methods of transition to Statement 123’s fair value method of account for stock-based employee compensation. FAS 148 also amends the disclosure provisions of Statement 123 and Accounting Principals Board Opinion No. 28, Interim Financial Reporting, to require disclosures in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. FAS 148 does not amend Statement 123 to require companies to account for employee stock options using the fair value method. The Company adopted the disclosure provisions required in FAS 148 and will provide the necessary disclosures in its future interim reports.

 3.                  DISCONTINUED OPERATIONS

On November 12, 2002, the Company announced that it would sell its Michigan John Deere construction equipment stores as a result of continuing deterioration in the Michigan construction equipment market, and its location in regards to the Company’s other operations and its plans for future expansion.  The sale of the Michigan construction equipment stores was substantially complete at December 31, 2002.  Prior to the sale, Michigan construction equipment stores were part of the Company’s Construction Equipment segment.  The Construction Equipment segment has been restated for all periods presented to exclude the Michigan stores.

On November 12, 2002 the Company decided to discontinue its Retail segment, which operated three farm and ranch retail stores in Seguin, Hockley and Denton, Texas.  The Company decided that the Retail segment did not fit into its long-term plans of growing its core heavy-duty truck and construction equipment businesses.  The Denton store was closed during December, the Hockley store began liquidating inventory during November and completed the liquidation on March 9, 2003 and the Company plans to sell the Seguin store by December 31, 2003.  As a result of these actions, the Retail segment will no longer be reported as a separate business segment.

As a result of these decisions the Company recognized nonrecurring and unusual charges, net of income tax benefits, of $8.3 million ($0.58 per diluted share) in the fourth quarter of 2002.  Following is a discussion that describes the components of the $8.3 million in charges based on their classification in the Company’s consolidated financial statements.

The $8.3 million in charges recorded in the fourth quarter of 2002 included charges, net of income tax benefits, of approximately $2.5 million related to the Michigan John Deere construction equipment stores sold during December 2002.  The remaining $5.8 million in charges relate to closing, liquidation and pending sale of Retail segment stores described above. These charges are included in discontinued operations in the Company’s consolidated statements of income in accordance with FAS 144.  In addition, the results of operations of these businesses have been classified as discontinued operations in the Company’s consolidated statements of income for all periods presented, and excluded from business segment information.  Similarly, certain assets of these businesses have been separately identified in the consolidated balance sheet as being held for sale.  The Company expects to complete the sale of these assets by December 31, 2003.  Depreciation and amortization expense are no longer being recorded with respect to the assets of these businesses in accordance with FAS 144.  These assets are recorded at estimated fair value less cost to sell at December 31, 2002.  Changes in the estimated fair value will be recorded in future periods as determined.

Net sales and earnings (loss) before income taxes related to the discontinued businesses were as follows (in thousands):

	2000	2001	2002
Michigan Construction Equipment Stores
Net Sales	$61,946	$50,844	$37,407

Earnings (loss) before income taxes:
Results of operations from discontinued operations	137	(552)	(1,425)
Charges related to discontinued operations	—	—	(4,128)
(Loss) before income taxes	137	(552)	(5,553)
Income tax income (benefit)	(55)	221	2,221
Net income (loss) from discontinued operations	$82	$(331)	$(3,332)

Retail Segment Stores (D&D)
Net Sales	$30,232	$40,808	$39,571

Earnings (loss) before income taxes:
Results of operations from discontinued operations	(1,444)	(4,002)	(2,119)
Charges related to discontinued operations	—	—	(9,007)
(Loss) before income taxes	(1,444)	(4,002)	(11,126)
Income tax benefit	578	1,601	3,985
Net (loss) from discontinued operations	$(866)	$(2,401)	$(7,141)

Included in the $4.1 million Michigan construction equipment stores charge was a goodwill impairment of $2.2 million, a loss on the disposal of inventory of $1.5 million, $0.7 million expense for early termination benefits, and a gain on the sale of fixed assets of $0.3 million.  The remainder of the charges are related to costs associated with infrastructure reduction, including professional fees and facilities.

Included in the $9.0 million D&D charge was a $5.1 million loss for the sale of fixed assets, $1.5 million loss on the disposal of inventory, $1.1 million expense for early termination benefits and a $1.0 million impairment of goodwill.  The remainder of the charges were related to costs associated with infrastructure reduction, including professional fees and facilities.

The major classes of assets of the discontinued operations classified as held for sale and included in the consolidated balance sheet were as follows (in thousands):

	2001	2002

Inventories	$30,150	$10,218

Property and equipment, net	13,821	6,744

Assets held for sale	$43,971	$16,962

 4.                  SUPPLIER AND CUSTOMER CONCENTRATION:

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

Distributor	Expiration Dates

PACCAR	February 2003 to December 2005
John Deere	Indefinite

These agreements, as well as agreements with various other Distributors, impose a number of restrictions and obligations on the Company, including restrictions on a change in control of the Company and the maintenance of certain required levels of working capital.  Violation of these restrictions could result in the loss of the Company’s right to purchase the Distributor’s products and use the Distributor’s trademarks.  As of December 31, 2002, the Company’s management believes it was in compliance with all the restrictions and obligations of its dealership agreements.

The Company purchases most of its new vehicles and parts from PACCAR, the maker of Peterbilt trucks and parts, at prevailing prices charged to all franchised dealers.  Sales of new Peterbilt trucks accounted for 92 percent, 97 percent and 98 percent of the Company’s new vehicle sales for the years ended December 31, 2000, 2001 and 2002, respectively.

The Company purchases most of its new construction equipment and parts from John Deere at prevailing prices charged to all franchised dealers.  Sales of new John Deere equipment accounted for 86 percent, 85 percent and 91 percent of the Company’s new equipment sales for the years ended December 31, 2000, 2001 and 2002, respectively.

Primary Lenders

The Company purchases its new and used truck and construction equipment inventories with the assistance of floor plan financing programs offered by various financial institutions and John Deere.  The financial institution used for truck inventory purchases also provides the Company with a line of credit that allows borrowings of up to $13,500,000 and with notes on certain real estate properties.  The floor plan agreement with the financial institution, used for truck inventory purchases, provides that such agreement may be terminated at the option of the lender with notice of 120 days.

The floor plan agreement with one of the financial institutions used for construction equipment purchases expires in September 2003.  Additionally, floor plan financing is provided by John Deere pursuant to the Company’s equipment dealership agreement.  Furthermore, the agreements also provide that the occurrence of certain events will be considered events of default.  There were no known events of default as of December 31, 2002.  In the event that the Company’s financing becomes insufficient, or its relationship with the current primary lenders terminates, the Company would need to obtain similar financing from other sources.  Management believes it can obtain additional floor plan financing or alternative financing if necessary.

The Company’s debt agreements include certain restrictive covenants including maintaining a tangible net worth of at least $15.0 million and a debt to tangible net worth ratio of 9 to 1.  The Company was in compliance with these and all debt covenants as of December 31, 2002.

Concentrations of Credit Risks

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable.  The Company places its cash and cash equivalents with what it considers to be quality financial institutions.  At December 31, 2002, the Company had deposits in excess of federal insurance totaling approximately $24.0 million.  In January of 2002, a majority of these excess deposits were used to pay advances outstanding under lines of credit.

Concentrations of credit risk with respect to trade receivables are reduced because a large number of geographically diverse customers make up the Company’s customer base, thus, spreading the trade credit risk.  A majority of the Company’s business, however, is concentrated in the United States heavy-duty trucking and construction equipment markets and related aftermarkets.  The Company controls credit risk through credit approvals and by selling certain trade receivables without recourse.  Related to the Company’s finance contracts, after the finance contract is entered into, the Company generally sells the contracts to a third party.  The finance contracts are sold both with and without recourse, but the annual amount of recourse loss, which can be allocated to the Company, is contractually limited (see Note 15).  Historically, bad debt expense associated with the Company’s accounts receivable and finance contracts has not been significant.

 5.                  ACCOUNTS RECEIVABLE:

The Company’s accounts receivable, net, consisted of the following (in thousands):

	December 31
	2001	2002

Trade accounts receivable from sale of vehicles and construction equipment	$15,830	$12,786
Other trade receivables	3,674	3,717
Warranty claims	2,996	2,749
Other accounts receivable	4,503	6,283
Less- Allowance for doubtful receivables and repossession losses	(600)	(600)

Total	$26,403	$24,935

The Company recognized approximately $420,000 and $131,000 of pretax repossession losses during 2001 and 2002, respectively.

For the years ended December 31, 2000, 2001 and 2002, the Company had no significant related-party sales.

 6.                  INVENTORIES:

The Company’s inventories consisted of the following (in thousands):

	December 31
	2001	2002

New vehicles	$37,514	$67,138
Used vehicles	7,800	7,361
Construction equipment - new	5,151	3,244
Construction equipment - used	739	1,307
Construction equipment - rental	4,128	3,541
Parts and accessories	27,089	31,702
Other	2,532	1,866
Less- allowance	(798)	(826)

Total	$84,155	$115,333

The Company recognized $1.2 million and $500,000 of pretax new and used vehicle inventory valuation losses during 2001 and 2002, respectively.

 7.                  FLOOR PLAN NOTES PAYABLE AND LINES OF CREDIT:

Floor Plan Notes Payable

Floor plan notes are financing agreements to facilitate the Company’s purchase of new and used trucks and construction equipment.  These notes are collateralized by the inventory purchased and accounts receivable arising from the sale thereof.  The Company’s floor plan notes have interest rates at prime less a percentage rate as determined by the finance provider, as defined in the agreements.  The interest rates applicable to these agreements ranged from approximately 4.1 percent to approximately 6.25 percent as of December 31, 2002.  The amounts borrowed under these agreements are due when the related truck or construction equipment inventory (collateral) is sold and the sales proceeds are collected by the Company, or in the case of construction equipment rentals, when the carrying value of the equipment is reduced.  These lines may be modified, suspended or terminated by the lender as described in Note 4.

The Company’s floor plan agreement with its primary truck lender limits the borrowing capacity based on the number of new and used trucks that may be financed.  As of December 31, 2002, the aggregate amounts of unit capacity for new and used trucks was 1,485 and 618, respectively, and the availability for new and used trucks was 528 and 410, respectively.

The Company’s floor plan agreement with one of its construction equipment lenders is based on the book value of the Company’s construction equipment inventory.  As of December 31, 2002, the aggregate amount of borrowing capacity with this lender was$20.0 million, with approximately $5.7 million outstanding.  Additional amounts are available under the Company’s John Deere dealership agreement.  At December 31, 2002, approximately $2.4 million was outstanding pursuant to the John Deere dealership agreement.

Amounts of collateral as of December 31, 2002, were as follows (in thousands):

	December 31,
	2001	2002
Inventories, new and used vehicles and construction equipment at cost based on specific identification	$55,332	$82,591
Construction equipment inventory included in assets held for sale	15,324	1,332
Truck and construction equipment sale related accounts receivable	15,830	12,786

Total	$86,486	$96,709

Floor plan notes payable	$85,300	$89,288

Lines of Credit

The Company has a separate line-of-credit agreement with a financial institution that provides for an aggregate maximum borrowing of $13.5 million, with advances generally limited to 75 percent of the Company’s new parts inventory.  Advances bear interest at prime less one-half of one percent, which was 3.75 percent on December 31, 2002.  Advances under the line-of-credit agreement are secured by new parts inventory.  The line-of-credit agreement contains financial covenants.  The Company was in compliance with these covenants on December 31, 2002.  Either party may terminate the agreement with 30 days written notice.  As of December 31, 2001 and 2002, advances outstanding under this line-of-credit agreement amounted to $12.0 million and $13.5 million, respectively.  As of December 31, 2002, $0 was available for future borrowings.  This line is discretionary and may be modified, suspended or terminated at the election of the lender. The Company has four separate secured lines-of-credit that provide for an aggregate maximum borrowing of $21.7 million.  Advances outstanding under these secured lines-of-credit in aggregate were $8.9 million, leaving $12.8 million available for future borrowings as of December 31, 2002.

 8.                  LONG-TERM DEBT:

Long-term debt was comprised of the following (in thousands):

	December 31

	2001	2002

Variable interest rate term notes	$14,118	$14,536
Fixed interest rate term notes	84,052	80,380

Total debt	98,170	94,916

Less- Current maturities	(23,993)	(24,958)

	$74,177	$69,958

As of December 31, 2002, debt maturities were as follows (in thousands):

2003	$24,958
2004	15,953
2005	12,963
2006	8,871
2007	6,260
Thereafter	25,911

$94,916

The interest rates on the Company’s variable interest rate notes are based on LIBOR and the Prime rate on December 31, 2002.  Interest rates on the notes ranged from 3.76 percent to 5.31 percent on December 31, 2002. Payments on the notes range from $1,945 to $50,000 per month, plus interest.  Maturities of these notes range from August 2003 to November 2011.

The Company’s fixed interest rate notes are primarily with financial institutions and had interest rates ranging from approximately 4.2 percent to 9.7 percent on December 31, 2002.  Payments on the notes range from $220 to $34,833 per month, plus interest.  Maturities of these notes range from January 2003 to December 2015.

The proceeds from the issuance of the notes were used primarily to acquire land, buildings and improvements, transportation equipment and leasing vehicles.  The notes are secured by the assets acquired with the proceeds of such notes.

 9.                  DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS:

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

 10.            DEFINED CONTRIBUTION PLAN:

The Company has a defined contribution plan (the Rush Plan), which is available to all Company employees and the employees of certain affiliates.  On January 1st and July 1st of every year, each employee who has completed six months of continuous service is entitled to enter the Rush Plan.  Participating employees may contribute from 1 percent to 15 percent of total gross compensation.  For the first 10 percent of an employee’s contribution, the Company, at its discretion, contributed an amount equal to 25 percent of the employees’ contributions for those employees with less than five years of service and contributed an amount equal to 50 percent of the employees’ contributions for those employees with more than five years of service.  During the years ended December 31, 2000, 2001 and 2002, the Company incurred expenses of approximately $1.6 million, $1.6 million and $1.5 million, respectively, related to the Rush Plan.

The Company currently does not provide any postretirement benefits nor does it provide any postemployment benefits.

11.               LEASES:

Vehicle Leases

The Company leases vehicles primarily over periods ranging from one to six years under operating lease arrangements.  These vehicles are subleased to customers under various agreements in its own leasing operation.  Generally, the Company is required to incur all operating costs and pay a minimum rental and an excess mileage charge based on maximum mileage over the term of the lease.  Vehicle lease expenses for the years ended December 31, 2000, 2001 and 2002, were approximately $5.6 million, $5.4 million and $5.0 million, respectively.

Minimum rental commitments for non-cancelable vehicle leases in effect on December 31, 2002, are as follows (in thousands):

2003	$4,342,129
2004	3,214,339
2005	2,169,455
2006	1,432,199
2007	738,875
Thereafter	728,738

Total	$12,625,735

Customer Vehicle Leases

A Company division leases both owned and leased vehicles to customers primarily over periods of one to six years under operating lease arrangements.  The leases require a minimum rental and a contingent rental based on mileage.  Rental income during the years ended December 31, 2000, 2001 and 2002, consisted of minimum payments of approximately $10.3 million, $11.3 million and $12.5 million, respectively, and contingent rentals of approximately $2.2 million, $2.8 million and $3.0 million, respectively.  Minimum lease payments to be received for non-cancelable leases and subleases in effect at December 31, 2002, are as follows (in thousands):

2003	$12,514,249
2004	10,167,827
2005	7,696,319
2006	5,025,793
2007	2,918,131
Thereafter	2,485,909

Total	$40,808,228

As of December 31, 2001 and 2002, the Company had $32.8 million (net of accumulated depreciation of $10.8 million) and $32.9 million (net of accumulated depreciation of $15.3 million), respectively, of leasing vehicles included in property and equipment.

Other Leases - Land and Buildings

The Company leases various assets under operating leases, which expire at various times through 2023.  Rental expense for the years ended December 31, 2000, 2001 and 2002, was $2.2 million, $1.9 million and $1.8 million, respectively.  Future minimum lease payments under noncancelable leases at December 31, 2002, are as follows (in thousands):

2003	$1,788,465
2004	1,588,033
2005	1,205,684
2006	904,835
2007	555,067
Thereafter	1,768,497

Total	$7,810,581

12.               STOCK OPTIONS AND STOCK PURCHASE WARRANTS:

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

The aggregate number of shares of common stock subject to stock options or SARs that may be granted to any one participant in any year under the Incentive Plan is 100,000 shares of Class A common stock and 100,000 shares of Class B common stock.  The Company has 2,000,000 shares of Class A Common Stock and 100,000 shares of Class B Common Stock reserved for issuance upon exercise of any awards granted under the Company’s Incentive Plan.

On April 8, 1996, the Board of Directors of the Company declared a dividend of one common share purchase right (a Right) for each share of common stock outstanding.  Each Right entitles the registered holder to purchase from the Company one share of Class A Common Stock and one share of Class B Common Stock at a price of $17.50 per share (the Purchase Price). The Rights are not exercisable until the distribution date, as defined.  The Rights will expire on April 7, 2006 (the Final Expiration Date), unless the Final Expiration Date is extended or unless the Rights are earlier redeemed or exchanged by the Company.

In March 2000, 2001 and 2002, the Company granted options under the Incentive Plan to purchase an aggregate of 148,725, 212,200 and 250,000 shares, respectively, of the Old Common Stock to employees.  Each option granted becomes exercisable in three annual installments beginning on the third anniversary of the grant date.  The options are exercisable at a price equal to the fair value of the Company’s Old Common Stock at the grant date.  However, each option has now been divided into two options; one option for the purchase of Class A Common Stock and one option for the purchase of Class B Common Stock.  Each of the options is exercisable at one-half of the fair value of the Company’s Old Common Stock on the grant date.

During 2000, the Company granted options outside of any plan to purchase an aggregate of 168,258 shares of Old Common Stock to employees.  Each option granted became exercisable in three annual installments beginning on the third anniversary of the grant date.  The options were also divided into two options, one for Class A Common Stock and one for Class B Common Stock, and are exercisable at a price equal to one-half of the fair value of the Company’s Old Common Stock at the grant date.  During 2001 and 2002, 117,738 and 20,778 of these options, respectively, were terminated leaving options to purchase 100,000 shares of each Class A and Class B Common Stock on December 31, 2002.

During 1997, the Board of Directors and shareholders adopted the Rush Enterprises, Inc. 1997 Non-Employee Director Stock Option Plan (the Director Plan).  The Director Plan is designed to attract and retain highly qualified non-employee directors, reserving 300,000 shares of Old Common Stock for issuance upon exercise of any awards granted under the Plan.  Under the terms of this plan, each non-employee director received options to purchase 10,000 shares of the Old Common Stock as of the date of adoption or on their respective date of election, all of which are fully vested and are exercisable immediately, and expire ten years from the grant date.  During each of the years ended December 31, 2001 and 2002, 30,000 options were granted and were exercisable at a price equal to the fair values of the Company’s Old Common Stock on the grant dates. However, each option has now been divided into two options; one option for the purchase of Class A Common Stock and one option for the purchase of Class B Common Stock.  Each of the options is exercisable at one-half of the fair value of the Company’s Old Common Stock on the grant date.

During 2001, the Company granted options outside any plan to purchase an aggregate of 60,000 shares of Old Common Stock to non-employee directors, all of which are fully vested and were exercisable immediately, and expire ten years from the grant date. The options were exercisable at a price equal to the fair value of the Company’s Old Common Stock on the grant date.  However, each option has now been divided into two options; one option for the purchase of Class A Common Stock and one options for the purchase of Class B Common Stock.  Each of the options is exercisable at one-half of the fair value of the Company’s Old Common Stock on the grant date.

A summary of the Company’s stock option activity, and related information for the years ended December 31, 2000, 2001 and 2002 follows:

	2000		2001		2002
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price

Outstanding, beginning of year	874,406	$5.44	1,549,822	$4.50	2,028,034	$3.85
Granted	695,966	3.34	604,400	2.08	560,000	3.71
Exercised	—	—	—	—	—	—
Forfeited	(20,550)	4.90	(126,188)	3.39	(137,804)	3.78

Outstanding, end of year	1,549,822	$4.50	2,028,034	$3.85	2,450,230	3.82

Exercisable, end of year	264,424	$5.17	612,084	$4.24	888,676	$4.56

Weighted average fair value of options granted during the year		$3.21		$2.06		$3.68

The following table summarizes the information about the Company’s options outstanding at December 31, 2002:

	Options Outstanding
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Options Exercisable
				Number Exercisable	Weighted Average Exercise Price

$ 2.07 - $2.25	578,400	8.2	$2.08	180,000	$2.13
$ 3.10 - $4.32	1,219,400	7.5	$3.58	282,850	$4.07
$ 5.00 - $6.00	592,430	6.0	$5.59	365,826	$5.56
$ 8.13	60,000	6.4	$8.13	60,000	$8.13
	2,450,230			888,676

In October 1997, the Company issued warrants to purchase an aggregate of 171,875 shares of the Old Common Stock to C. Jim Stewart & Stevenson in connection with the purchase of the assets of the John Deere construction equipment store.  The warrants were exercisable during the five-year period commencing October 6, 1997, at an exercise price equal to $6.00 per share.  These warrants expired without being exercised during 2002.

In March 1998 and 2000, the Company issued, to certain employees, warrants to purchase an aggregate of 18.75% of the common stock of Rush Retail Centers, Inc., its wholly owned subsidiary, for $375,000.  The warrants are exercisable on various dates between March 2001 and March 2003 and expire 10 years from the grant date.  None of these warrants have been exercised as of December 31, 2002.

13.               EARNINGS PER SHARE:

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

	2000	2001	2002

Numerator-
Numerator for basic and diluted earnings per share-
Net income available to common shareholders	$3,325,000	$3,262,000	$(1,744,000)

Denominator-
Denominator for basic earnings per share, weighted-average shares	14,004,088	14,004,088	14,004,088

Effect of dilutive securities-
Stock options	11,920	162,352	456,520
Warrants	—	—	—

Dilutive potential common shares	11,920	162,352	456,520

Denominator for diluted earnings per share, adjusted weighted-average shares and assumed conversions	14,016,008	14,166,440	14,460,608

Basic earnings per common share	$0.24	$0.23	$(0.12)

Diluted earnings per common share and common share equivalents	$0.24	$0.23	$(0.12)

Warrants and options to purchase shares of common stock that were outstanding for the years ended December 31, 2000, 2001 and 2002, that were not included in the computation of diluted earnings per share because the exercise prices were greater than the average market prices of the common shares, are as follows:

	2000	2001	2002

Warrants	843,750	343,750	—
Options	1,349,822	1,423,634	855,280

Total anti-dilutive securities	2,193,572	1,767,384	855,280

14.               INCOME TAXES:

Provision for Income Taxes

The tax provision for the years ended December 31, 2000, 2001 and 2002, are summarized as follows (in thousands):

	2000	2001	2002

Current provision-
Federal	$(1,612)	$(996)	$(127)
State	(65)	391	397

	(1,677)	(605)	270

Deferred provision-
Federal	3,604	2,911	(354)
State	289	(132)	(305)

	3,893	2,779	(659)

Provision for income taxes	$2,216	$2,174	$(389)

The following summarizes the tax effect of significant cumulative temporary differences that are included in the net deferred income tax liability as of December 31, 2001 and 2002 (in thousands):

	2001	2002

Differences in depreciation and amortization	$11,986	$14,720
Accruals and reserves not deducted for tax purposes until paid	(1,044)	(4,124)
Other, net	62	(251)

	$11,004	$10,345

A reconciliation of taxes based on the federal statutory rates and the provisions for income taxes for the years ended December 31, 2000, 2001 and 2002, are summarized as follows (in thousands):

	2000	2001	2002

Income taxes at the federal statutory rate	$1,939	$1,903	$(747)
State income taxes, net of federal benefit	204	190	(181)
Non deductible impairment of goodwill	—	—	211
Non realizable state deferred tax asset related to discontinued operations	254
Other, net	73	81	74

Provision for income taxes	$2,216	$2,174	$(389)

Following is a summary of the Company’s income tax provision for the years ended December 31, 2000, 2001 and 2002 (in thousands):

	2000	2001	2002

Income tax expense on continuing operations	$2,739	$3,996	$5,818
Income tax (benefit) from discontinued operations	(523)	(1,822)	(6,207)

Provision for income taxes	$2,216	$2,174	$(389)

15.               COMMITMENTS AND CONTINGENCIES:

The Company is contingently liable to finance companies for the notes initiated on behalf of such finance companies related to the sale of trucks and construction equipment.  The Company’s recourse liability related to such finance contracts is limited to 15 percent to 25 percent of the outstanding amount of each note initiated on the behalf of the finance company with the aggregate recourse liability for 2001 and 2002 being limited to $1.4 million in each year.  The Company provides an allowance for repossession losses.

Finance contracts initiated and sold during the years ended December 31, 2000, 2001 and 2002, were $176.3 million, $149.9 million and $144.1 million, respectively.

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

On March 6, 2003 the Company defaulted on a note payable in the amount of $1,750,000.  The Company is currently evaluating its potential defenses to payment of the note payable.  The entire $1,750,000 is included in the current maturities of long-term debt in the Company’s financial statements as of December 31, 2002.

16.               ACQUISITIONS:

In August 2001, the Company acquired substantially all the assets of El Paso Trucks, which consisted of two dealership locations in El Paso, Texas and Las Cruces, New Mexico. The transaction was valued at $2.5 million with the purchase price paid in cash.

The acquisition has been accounted for as a purchase, operations of the business acquired have been included in the accompanying consolidated financial statements from the respective date of acquisition.  The purchase price has been allocated based on the fair values of the assets at the date of acquisition as follows (in thousands):

Inventories	$680
Property and equipment	574
Prepaid expenses and other	20
Accrued expenses	(82)
Goodwill	1,300

Total	$2,492

In November 2001, the Company purchased substantially all the assets of Perfection, which operates an oil and gas up-fitting business, a medium duty truck accessory and up-fitting business and a parts distribution business in Oklahoma City, Oklahoma. The assets acquired were valued at $6.7 million with a purchase price of $4.2 million, paid in cash.

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

The following unaudited pro forma summary presents information as if the El Paso Trucks and Perfection acquisitions had taken place at the beginning of 2001.  The pro forma information is provided for information purposes only.  It is based on historical information and does not necessarily reflect the actual results that would have occurred nor is it necessarily indicative of future results of operations of the Company.  The following summary is for the year ended December 31, 2001 (unaudited) (in thousands, except per share amounts):

2001

Revenues	$715,572
Income from continuing operations after pro forma provision for income taxes	$6,693
Basic income from continuing operations per share	$0.48
Diluted income from continuing operations per share	$0.47

17.               UNAUDITED QUARTERLY FINANCIAL DATA:

(In thousands, except per share amounts.)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2001

Revenues	$183,958	$173,545	$171,343	$162,667
Gross Profit	31,806	31,737	33,189	32,465
Operating income from continuing operations	4,651	4,249	4,231	5,058
Income from continuing operations before income taxes	1,461	2,737	2,254	3,537
Income from continuing operations	877	1,642	1,352	2,122
(Loss) from discontinued operations, net	(722)	(181)	(286)	(1,542)
Net income	$155	$1,461	$1,066	$580
Earning per share : Basic
Income from continuing operations	$0.06	$0.12	$0.10	$0.15
Net income	$0.01	$0.10	$0.08	$0.04
Earning per share : Diluted
Income from continuing operations	$0.06	$0.12	$0.09	$0.15
Net income	$0.01	$0.10	$0.08	$0.04

2002

Revenues	$162,559	$172,435	$224,853	$197,300
Gross Profit	32,130	35,019	39,058	34,998
Operating income from continuing operations	3,561	5,128	7,096	5,105
Income from continuing operations before income taxes	1,913	3,561	5,545	3,527
Income from continuing operations	1,148	2,137	3,327	2,116
(Loss) from discontinued operations, net	(714)	(147)	(431)	(9,180)
Net income (loss)	$434	$1,990	$2,896	$(7,064)
Earning per share: Basic
Income from continuing operations	$0.08	$0.15	$0.24	$0.15
Net income (loss)	$0.03	$0.14	$0.21	$(0.50)
Earning per share: Diluted
Income from continuing operations	$0.08	$0.14	$0.23	$0.15
Net income (loss)	$0.03	$0.14	$0.20	$(0.49)

18.         SEGMENTS:

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

As mentioned previously, the Company announced in November 2002 its decision to sell its John Deere construction equipment stores in Michigan, and discontinue its D&D operations.  In connection with this decision, financial information related to the Company’s construction equipment operations in Michigan will not be included in the Construction Equipment segment below, and, the Retail Segment will no longer be presented as a separate operating segment.  Following is a brief description of the activities of each of the Company’s business segments:

The Company has two reportable segments:  the Heavy-Duty Truck segment and the Construction Equipment segment. The Heavy-duty Truck segment operates a regional network of truck centers that provide an integrated one-stop source for the trucking needs of its customers, including retail sales of new Peterbilt and used heavy-duty trucks, after-market parts, service and body shop facilities, and a wide array of financial services, including the financing of new and used truck purchases, insurance products and truck leasing and rentals. The Construction Equipment segment operates full-service John Deere dealerships that serve the Houston, Texas Metropolitan and surrounding areas.  Dealership operations include the retail sale of new and used equipment, after-market parts and service facilities, equipment rentals, and the financing of new and used equipment.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies.  The Company evaluates performance based on income before income taxes not including extraordinary items.

The Company accounts for intersegment sales and transfers as if the sales or transfers were to third parties, that is, at current market prices.  There were no material intersegment sales during the years ended December 31, 2000, 2001and 2002.

The Company’s reportable segments are strategic business units that offer different products and services.  They are managed separately because each business unit requires different technology and marketing strategies.  Business units were maintained through expansion and acquisitions.  The following table contains summarized information about reportable segment profit or loss and segment assets, for the years ended December 31, 2000, 2001 and 2002 (in thousands):

	Heavy- Duty Truck Segment	Construction Equipment Segment	All Other	Totals

2000

Revenues from external customers	$748,728	$48,149	$8,485	$805,362
Interest income	140	—	—	140
Interest expense	11,987	1,591	216	13,794
Depreciation and amortization	7,199	633	349	8,181
Segment profit before income tax	5,883	279	686	6,848
Segment assets	352,706	30,019	8,016	390,741
Expenditures for segment assets	36,048	120	218	36,386

2001

Revenues from external customers	$639,336	$44,417	$7,760	$691,513
Interest income	429	—	—	429
Interest expense	8,474	1,027	195	9,696
Depreciation and amortization	8,198	621	357	9,176
Segment profit before income tax	8,714	774	501	9,989
Segment assets	309,412	19,384	9,415	338,211
Expenditures for segment assets	20,019	235	143	20,397

2002

Revenues from external customers	$713,113	$36,777	$7,257	$757,147
Interest income	239	—	—	239
Interest expense	6,011	565	162	6,738
Depreciation and amortization	7,857	398	339	8,594
Segment profit before income tax	12,881	1,327	338	14,546
Segment assets	316,323	18,193	9,994	344,510
Expenditures for segment assets	15,262	105	827	16,194

Revenues from segments below the quantitative thresholds are attributable to three operating segments of the Company.  Those segments include a tire company, an insurance company, and a hunting lease operation.  None of those segments has ever met any of the quantitative thresholds for determining reportable segments.

19. SUBSEQUENT EVENTS:

In February 2003, the Company acquired the common stock of Orange County Truck and Trailers, Inc. (“Orange County”), a Peterbilt dealer in central Florida.  The acquisition provides Rush with the exclusive rights to sell Peterbilt trucks and parts from three new locations in central Florida, including Orlando, Haines City, and Tampa.  The transaction was valued at approximately $5.4 million (unaudited), with the purchase price paid in cash.

Item 9                                 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

Item 10                          Directors and Executive Officers of the Registrant

The information called for by item 10 of Form 10-K is incorporated herein by reference to such information included in the Company’s Proxy Statement for the 2003 Annual Meeting of Shareholders, under the captions “Election of Directors” and “Executive Officers.”

Item 11                          Executive Compensation

The information called for by item 11 of Form 10-K is incorporated herein by reference to such information included in the Company’s Proxy Statement for the 2003 Annual Meeting of Shareholders, under the caption “Compensation of Executive Officers.”

Item 12                          Security Ownership of Certain Beneficial Owners and Management

The information called for by item 12 of Form 10-K is incorporated herein by reference to such information included in the Company’s Proxy Statement for the 2003 Annual Meeting of Shareholders, under the captions “Principal Shareholders and Stock Ownership of Management” and “Securities Authorized for Issuance Under Equity Compensation Plans.”

Item 13                          Certain Relationships and Related Transactions

The information called for by item 13 of Form 10-K is incorporated herein by reference to such information included in the Company’s Proxy Statement for the 2003 Annual Meeting of Shareholders, under the caption “Certain Transactions.”

PART IV

Item 14                          Controls and Procedures

Within the 90 days prior to the date of this Annual Report on Form 10-K, the company evaluated the effectiveness of the design and operation of its “disclosure controls and procedures” (Disclosure Controls), and its “internal controls and procedures for financial reporting” (Internal Controls).  This evaluation (the Controls Evaluation) was done under the supervision and with the participation of management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO).

The company’s management, including the CEO and CFO, does not expect that our Disclosure Controls or our Internal Controls will prevent all error and all fraud.  No matter how well conceived and operated a control system is, it can provide only reasonable, not absolute, assurance that the objectives of the control system will be met.  The design of a control system must reflect the fact that there are economic and personnel constraints and the benefits of controls must be considered relative to their costs.  No evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected because of the inherent limitations in all control systems.  These inherent limitations include the realities that faulty judgments in decision-making can occur, as can simple errors or mistakes.  Controls may also be circumvented by the acts of a single person, by collusion of two or more people, or by management override of the control.  Misstatements due to error or fraud may occur and not be detected because of the inherent limitations in a cost-effective control system.

Our CEO’s and CFO’s evaluations of our Disclosure Controls and our Internal Controls included a review of the objectives and design of the controls, the implementation of the controls by the company and the effect of the controls on the information generated for use in this Annual Report.  In the course of the Controls Evaluation, we attempted to identify problems or acts of fraud and to confirm that appropriate corrective action were being undertaken.  This type of evaluation will be done on a quarterly basis so that the conclusions concerning controls effectiveness can be reported in our Quarterly Reports on Form 10-Q and Annual Report on Form 10-K.  Our Internal Controls are also evaluated on an ongoing basis by other personnel in our organization and by our independent auditors in connection with their audit and review activities.  The overall goals of our evaluation activities are to monitor our Disclosure Controls and our Internal Controls and to make modifications as necessary; our intent in this regard is that the Disclosure Controls and the Internal Controls will be continually modified as conditions warrant.

In our Controls Evaluation, we attempted to determine whether there were any significant deficiencies or material weaknesses in the company’s Internal Controls, or whether the company had identified any acts of fraud involving personnel who have a significant role in the company’s Internal Controls.  We also sought to deal with other controls matters in the Controls Evaluation, and in each case if a problem was identified, we considered what modifications were required to the controls to reduce the possibility of misstatements or fraud.

In accord with SEC requirements, the CEO and CFO note that, since the date of the Controls Evaluation to the date of this Annual Report, there have been no significant changes in Internal Controls or in other factors that could significantly affect Internal Controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

Based upon the Controls Evaluation, our CEO and CFO have concluded that, subject to the limitations noted above, our Disclosure Controls are effective to ensure that material information relating to Rush and its consolidated subsidiaries is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared, and that our Internal Controls are effective to provide reasonable assurance that our financial statements are fairly presented in conformity with generally accepted accounting principles.

Item 15                          Exhibits, Financial Statement Schedules and Reports on Form 8-K

Index to Financial Statements

(a)        The following documents are filed as part of this Annual Report or are incorporated by reference as indicated:

1.             The following financial statements are included under Item 8:

2.             The following financial statement schedules are included under Item 14:

None.

3.             Exhibits.

Exhibit No.	Identification of Exhibit

3.1.	Amended and Restated Articles of Incorporation of the Registrant (incorporated herein by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 2000).

3.2.	Articles of Amendment to the Articles of Incorporation of the Registrant (incorporated herein by reference Exhibit 3.1 of the Company’s registration statement on Form 8-A filed July 9, 2002).

3.3.	Bylaws of the Registrant, as amended (incorporated herein by reference to Exhibit 3.3 of the Company’s Registration Statement on Form 8-A filed July 9, 2002).

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

4.4.

Specimen of certificate representing Class A Common Stock, $.01 par value, of the Registrant (incorporated herein by reference to Exhibit 4.4 of the Company’s Registration Statement on Form 8-A filed July 9, 2002).

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

10.9.	Rush Enterprises, Inc. Long-Term Incentive Plan as amended (incorporated herein by reference to Exhibit 10.09 of the Company’s Form 10-K for the year ended December 31, 2000).

10.10.

Form of Rush Enterprises, Inc. Long-Term Incentive Plan Stock Option Agreement (incorporated herein by reference to Exhibit 10.85 of the Company’s Registration Statement No. 333-03346 on Form S-1 filed April 10, 1996).

10.11.

Amended and Restated Master Loan Agreement between General Motors Acceptance Corporation and Rush Enterprises, Inc. dated December 7, 2000 (incorporated herein by reference to Exhibit 10.11 of the Company’s Form 10-K for the year ended December 31, 2000).

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

South Coast Peterbilt
Translease
World Wide Tires
Rush Peterbilt Truck Center, Pico Rivera
Rush Truck Center, Pico Rivera
Rush Peterbilt Truck Center, Fontana
Rush Truck Center, Fontana
Rush Peterbilt Truck Center, Sun Valley
Rush Truck Center, Sun Valley
Rush Truck Center, Sylmar
Rush Peterbilt Truck Center, Sylmar
Rush Truck Center, Escondido
Rush Peterbilt Truck Center, Escondido
Rush Truck Center, San Diego
Rush Peterbilt Truck Center, San Diego

Rush Truck Centers of Florida, Inc.	Delaware

Rush Truck Center, Winter Garden
Rush Peterbilt Tuck Center, Winter Garden
Rush Truck Center, Haines City
Rush Peterbilt Tuck Center, Haines City
Rush Truck Center, Tampa
Rush Peterbilt Tuck Center, Tampa

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

Rush Truck Center, Phoenix
Rush Peterbilt Truck Center, Phoenix
Rush Truck Center, Chandler
Rush Peterbilt Truck Center, Chandler
Rush Truck Center, Flagstaff
Rush Peterbilt Truck Center, Flagstaff
Rush Truck Center, Tucson
Rush Peterbilt Truck Center, Tucson

Rush Truck Center of New Mexico, Inc.	Delaware	Rush Truck Center, Albuquerque Rush Peterbilt Truck Center, Albuquerque Rush Truck Center, Las Cruces Rush Peterbilt Truck Center, Las Cruces

Rush GMC Truck Center of Phoenix, Inc.	Delaware

Rush GMC Truck Center of San Diego, Inc.	Delaware

Rush GMC Truck Center of Tucson, Inc.	Delaware

Rush Equipment Centers of Texas, Inc.	Delaware	Rush Equipment Center, Houston Rush Equipment Center, Beaumont Rush Equipment Rental Center, San Antonio

Rush Retail Centers, Inc.	Delaware	D & D Farm & Ranch Supermarket, Inc.

Rushtex, Inc.	Delaware

Rushco, Inc.	Delaware

*23.1	Consent of Ernst & Young LLP

*99.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Acto of 2002, 18 U.S.C. Section 1350.

*99.2	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Acto of 2002, 18 U.S.C. Section 1350.

*filed herewith

(b)                                 Reports on Form 8-K:

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

RUSH ENTERPRISES, INC.

By: /s/ W. MARVIN RUSH	Date: March 28, 2003
W. Marvin Rush Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities on the dates indicated:

Signature	Capacity	Date

/s/ W. MARVIN RUSH	Chairman and Chief Executive Officer,	March 28, 2003
W. Marvin Rush	Director (Principal Executive Officer)

/s/ W. M. “RUSTY” RUSH	President, Director	March 28, 2003
W. M. “Rusty” Rush

/s/ ROBIN M. RUSH	Executive Vice President, Secretary,	March 28, 2003
Robin M. Rush	Treasurer and Director

/s/ RONALD J. KRAUSE	Director	March 28, 2003
Ronald J. Krause

/s/ JOHN D. ROCK	Director	March 28, 2003
John D. Rock

/s/ HAROLD D. MARSHALL	Director	March 28, 2003
Harold D. Marshall

/s/ MARTIN A. NAEGELIN, JR.	Senior Vice President and	March 28, 2003
Martin A. Naegelin, Jr.	Chief Financial Officer
(Principal Financial and Accounting Officer)

CERTIFICATIONS

I, W. Marvin Rush, certify that:

1.                                       I have reviewed this annual report on Form 10-K of Rush Enterprises, Inc.;

2.                                       Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.                                       Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.                                       The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)                                      designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)                                       evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)                                        presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)                                      all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)                                     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003	By	/s/ W. MARVIN RUSH
W. Marvin Rush
Chairman and Chief Executive Officer (Principal Executive Officer)

CERTIFICATIONS

I, Martin A. Naegelin, Jr., certify that:

1.                                       I have reviewed this annual report on Form 10-K of Rush Enterprises, Inc.;

2.                                       Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.                                       Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.                                       The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)                                      designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)                                       evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)                                        presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)                                      all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)                                 any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003	By	/s/ MARTIN A. NAEGELIN, JR.
Martin A. Naegelin, Jr.
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)