Form 10-Q
period 2003-03-31
RUSH ENTERPRISES INC \TX\
filed 2003-05-15
CIK 1012019

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 or the Act).   Yes  ☐  No  ☒

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

Indicated below is the number of shares outstanding of the registrant’s only class of common stock, as of May 12, 2003.

Title of Class	Number of Shares Outstanding
Class A Common Stock, $.01 Par Value	7,002,044
Class B Common Stock, $.01 Par Value	7,002,044

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

RUSH ENTERPRISES, INC., AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

MARCH 31, 2003 AND DECEMBER 31, 2002

(In Thousands, Except Shares and Per Share Amounts)

	March 31, 2003	December 31, 2002
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$16,181	$24,763
Accounts receivable, net	22,416	24,935
Inventories	109,945	115,333
Assets held for sale	9,862	16,962
Prepaid expenses and other	1,542	1,764
Deferred income taxes	4,268	4,375

Total current assets	164,214	188,132

PROPERTY AND EQUIPMENT, net	117,610	117,859

OTHER ASSETS, net	42,005	38,519

Total assets	$323,829	$344,510

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Floor plan notes payable	$83,238	$89,288
Current maturities of long-term debt	24,353	24,958
Advances outstanding under lines of credit	19,129	22,395
Trade accounts payable	11,692	15,082
Accrued expenses	22,396	28,414
Total current liabilities	160,808	180,137

LONG-TERM DEBT, net of current maturities	68,673	69,958

DEFERRED INCOME TAXES, net	14,327	14,720

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred stock, par value $.01 per share; 1,000 shares authorized; 0 shares outstanding in 2001 and 2002	—	—
Common stock, par value $.01 per share; 50,000,000 shares authorized; 14,004,088 shares outstanding in 2001 and 2002	140	140
Additional paid-in capital	39,155	39,155
Retained earnings	40,726	40,400

Total shareholders’ equity	80,021	79,695

Total liabilities and shareholders’ equity	$323,829	$344,510

The accompanying notes are an integral part of these consolidated financial statements.

RUSH ENTERPRISES, INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended March 31,
	2003	2002
REVENUES:
New and used truck sales	$91,218	$98,219
Parts and service	54,711	50,811
Construction equipment sales	5,657	5,837
Lease and rental	6,124	6,284
Finance and insurance	1,368	998
Other	538	410

Total revenues	159,616	162,559

COST OF PRODUCTS SOLD	125,442	130,429

GROSS PROFIT	34,174	32,130

SELLING, GENERAL AND ADMINISTRATIVE	29,089	26,424

DEPRECIATION AND AMORTIZATION	2,190	2,145

OPERATING INCOME	2,895	3,561

INTEREST EXPENSE, NET	1,548	1,646

GAIN (LOSS) ON SALE OF ASSETS	108	(2)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	1,455	1,913

PROVISION FOR INCOME TAXES	582	765

INCOME FROM CONTINUING OPERATIONS	873	1,148

(LOSS) FROM DISCONTINUED OPERATIONS, NET	(547)	(714)

NET INCOME	$326	$434

EARNINGS PER COMMON SHARE - BASIC
Income from continuing operations	$.06	$.08
Net income	$.02	$.03
EARNINGS PER COMMON SHARE - DILUTED
Income from continuing operations	$.06	$.08
Net income	$.02	$.03

Weighted average shares outstanding:

Basic	14,004	14,004

Diluted	14,309	14,309

The accompanying notes are an integral part of these consolidated financial statements.

RUSH ENTERPRISES, INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Three Months Ended March 31,
	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Income from continuing operations	$873	$1,148
Adjustments to reconcile net income to net cash provided by operating activities
(Loss) from discontinued operations	(547)	(714)
Depreciation and amortization	3,819	3,936
Loss on sale of property and equipment	980	2
Provision for deferred income tax expense	(286)	639
Change in accounts receivable, net	2,519	1,198
Change in inventories	12,076	2,373
Change in prepaid expenses and other, net	222	(174)
Change in trade accounts payable	(3,390)	(1,630)
Change in accrued expenses	(6,018)	(4,669)

Net cash provided by operating activities	10,248	2,109

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(4,153)	(3,581)
Proceeds from the sale of property and equipment	849	398
Business acquisitions	(4,446)	—
Change in other assets	133	(1)

Net cash (used in) investing activities	(7,617)	(3,184)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt issuance	2,665	3,725
Principal payments on debt	(4,555)	(5,507)
(Payments) draws on lines of credit, net	(3,266)	6,022
(Payments) on floor plan notes payable, net	(6,050)	(10,604)
Debt issuance costs	(7)	(11)

Net cash (used in) financing activities	(11,213)	(6,375)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(8,582)	(7,450)

CASH AND CASH EQUIVALENTS, beginning of period	24,763	19,852

CASH AND CASH EQUIVALENTS, end of period	$16,181	$12,402

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for-
Interest	$2,182	$2,094
Income taxes	$—	$84

The accompanying notes are an integral part of these consolidated financial statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1 - Principles of Consolidation and Basis of Presentation

The interim consolidated financial statements included herein have been prepared by Rush Enterprises, Inc. and its subsidiaries (collectively referred to as the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  All adjustments have been made to the accompanying interim consolidated financial statements, which, in the opinion of the Company’s management, are necessary for a fair presentation of the Company’s operating results.  All adjustments are of a normal recurring nature.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  It is recommended that these interim consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.  Results of operations for interim periods are not necessarily indicative of results that May be expected for any other interim periods on the full fiscal year.

Certain prior year balances have been reclassified for comparitive purposes.

2 – Goodwill and Other Intangible Assets

FASB Statement No. 142, “Goodwill and Other Intangible Assets” addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, “Intangible Assets.”  Statement No. 142 addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition.  This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements.  The provisions of Statement No. 142 became effective January 1, 2002.  Statement No. 142 requires, in lieu of amortization, an annual impairment review of goodwill.  The Company performs its annual review during the fourth quarter of each year and therefore did not record an impairment charge related to goodwill during the first quarter of 2003.  However, the Company is exposed to the possibility that changes in market conditions could result in significant impairment charges in the future, thus resulting in a potential increase in earnings volatility.

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

The Company adopted SFAS No. 144 effective January 1, 2002.  Accordingly, the results of these businesses are reported as discontinued operations in the Company’s unaudited consolidated statements of operations for all periods presented, and excluded from business segment information.  Similarly, certain assets of these businesses have been separately identified in the consolidated balance sheet as being held for sale.  The Company expects to complete the sale of these assets by December 31, 2003.  Depreciation and amortization expense are no longer being recorded with respect to the assets of these businesses in accordance with FAS 144.  These assets are recorded at estimated fair value less cost to sell at March 31, 2003.  Changes in the estimated fair value will be recorded in future periods as determined.

Net sales and earnings (loss) before income taxes related to the discontinued businesses were as follows (in thousands):

	Three months ended March 31,
	2003	2002
Michigan Construction Equipment Stores
Net Sales	$251	$8,530

(Loss) before income taxes:
Results of operations from discontinued operations	—	(734)
Charges related to discontinued operations	—	—
(Loss) before income taxes	—	(734)
Income tax income benefit	—	294
Net (loss) from discontinued operations	$—	$(440)

Retail Segment Stores (D&D)
Net Sales	$6,801	$9,662

(Loss) before income taxes:
Results of operations from discontinued operations	(912)	(456)
Charges related to discontinued operations	—	—
(Loss) before income taxes	(912)	(456)
Income tax income benefit	365	182
Net (loss) from discontinued operations	$(547)	$(274)

The major classes of assets of the discontinued operations classified as held for sale and included in the unaudited consolidated balance sheet were as follows (in thousands):

	March 31, 2003	December 31, 2002

Inventories	$3,530	$10,218

Property and equipment, net	6,332	6,744

Assets held for sale	$9,862	$16,962

4 - Commitments and Contingencies

The Company is contingently liable to certain finance companies for certain promissory notes and finance contracts, related to the sale of trucks and construction equipment, sold to such finance companies.  The Company’s recourse liability related to finance contracts sold is limited to 15 to 25 percent of the outstanding balance of each note sold to a finance company, with the aggregate recourse liability limited to $1.4 million annually.  The Company provides an allowance for repossession losses.

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

On March 6, 2003 the Company defaulted on a note payable in the amount of $1,750,000.  The Company is currently evaluating its potential defenses to payment of the note payable.  The entire $1,750,000 is included in the current maturities of long-term debt in the Company’s financial statements as of March 31, 2003.

5 - Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended March 31,
	2003	2002
Numerator:
Net income- numerator for basic and diluted earnings per share	$326,000	$434,000

Denominator:
Denominator for basic earnings per share-adjusted weighted average shares outstanding	14,004,088	14,004,088
Effect of dilutive securities:
Employee and Director stock options	305,135	305,284
Denominator for diluted earnings per share-adjusted weighted average shares outstanding	14,309,223	14,309,372

Basic earnings per share	$.02	$.03

Diluted earnings per share	$.02	$.03

6.  Stock Options

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

If the Company had adopted the fair value accounting method under SFAS 123, the Company’s net income and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share amounts):

	Three months ended March 31,
	2003	2002
Income from continuing operations
As reported	$873	$1,148
Pro forma	658	951

Basic earnings per share-
As reported	$0.06	$0.08
Pro forma	0.05	0.07

Diluted earnings per share-
As reported	$0.06	$0.08
Pro forma	0.05	0.07

Net income
As reported	$326	$434
Pro forma	109	237

Basic earnings per share-
As reported	$0.02	$0.03
Pro forma	0.01	0.02

Diluted earnings per share-
As reported	$0.02	$0.03
Pro forma	0.01	0.02

The fair value of these options was estimated using a Black-Scholes option pricing model.

7 - Segment Information

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

The Company has two reportable segments:  the Heavy-Duty Truck segment and the Construction Equipment segment. The Heavy-Duty Truck segment operates a regional network of truck centers that provide an integrated one-stop source for the trucking needs of its customers, including retail sales of new Peterbilt and used heavy-duty trucks, after-market parts, service and body shop facilities, and a wide array of financial services, including the financing of new and used truck purchases, insurance products and truck leasing and rentals. The Construction Equipment segment operates a full-service John Deere dealership that serves the Houston, Texas Metropolitan and surrounding areas.  Dealership operations include the retail sale of new and used equipment, after-market parts and service facilities, equipment rentals, and the financing of new and used equipment.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.  The Company evaluates performance based on income before income taxes not including extraordinary items.

The Company accounts for inter-segment sales and transfers as if the sales or transfers were to third parties, that is, at current market prices.  There were no material inter-segment sales during the quarters ended March 31, 2003 and 2002.

The Company’s reportable segments are strategic business units that offer different products and services.  They are managed separately because each business requires different technology and marketing strategies.  Business units were maintained through expansion and acquisitions.  The following table contains summarized information about reportable segment profit or loss and segment assets, for the quarters ended March 31, 2003 and 2002 (in thousands):

	Heavy-Duty Truck Segment	Construction Equipment Segment	All Other	Totals

Three months ended March 31, 2003

Revenues from external customers	$149,465	$8,588	$1,563	$159,616
Segment income from continuing operations before taxes	1,263	104	88	1,455
Segment assets	285,329	19,271	9,009	313,609

Three months ended March 31, 2002

Revenues from external customers	$152,013	$8,829	$1,717	$162,559
Segment income from continuing operations before taxes	1,597	242	74	1,913
Segment assets	244,744	20,741	9,311	274,796

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

The Heavy Duty Truck segment operates a regional network of 39 truck centers that provide an integrated one-stop source for the trucking needs of its customers, including retail sales of new Peterbilt and used heavy-duty trucks; after-market parts, service and body shop facilities; and a wide array of financial services, including the financing of new and used truck purchases, insurance products and truck leasing and rentals. The Company’s truck centers are strategically located in high truck traffic areas on or near major highways in Texas, California, Oklahoma, Colorado, Louisiana, Arizona, New Mexico, Florida and Alabama. The Company is the largest Peterbilt truck dealer in the United States, representing approximately 23.5% of all new Class 8 Peterbilt truck sales in 2002, and is the sole authorized vendor for new Peterbilt trucks and replacement parts in its market areas. The Company was named Peterbilt Dealer of the Year for North America for the 1993-1994 and 2000-2001 years.  The criteria used to determine the recipients of this award include, among others, image, customer satisfaction, sales activity and profitability.

Since commencing operations as a John Deere dealer in 1997, the Company had grown to operate six Rush Equipment Centers located in Texas and Michigan.  However, the Company sold our five Michigan construction equipment stores during 2002.  At our Rush Equipment Center in Houston, Texas, we will continue to provide a full line of construction equipment for light to medium sized applications, with the primary products including John Deere backhoe loaders, hydraulic excavators, crawler dozers and four wheel drive loaders. Dealership operations include the retail sale of new and used construction equipment, after-market parts and service facilities, equipment rentals, and the financing of new and used construction equipment.

Since acquiring D & D Farm and Ranch Supermarket, Inc. in 1998, the Company had grown to operate three Rush Retail Centers located in the greater San Antonio, Houston and Dallas/Fort Worth, Texas areas. D&D, a one-stop shopping center for farm and ranch supplies, sells inventory which includes hardware, lawn and garden tools and machines, tack, veterinary supplies, fencing, livestock feed, guards, gates, shoots and trailers, saddles, boots, designer western wear, jewelry and many other farm and ranch supplies. D&D is currently being operated as a discontinued operation pending disposal.

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

In March 2003, the Company purchased substantially all of the assets of Peterbilt of Mobile, Inc., which consisted of a dealership location in Mobile, Alabama.  Peterbilt of Mobile, Inc.’s primary line of business is the sale of new Peterbilt and used heavy-duty trucks, parts and service.  The transaction was valued at approximately $1.4 million (unaudited), with the purchase price paid in cash.

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

Other Assets

Other assets consist primarily of goodwill related to acquisitions and other intangible assets.  As stated in Note 2, FASB Statement No. 142, provides that goodwill and other intangible assets that have indefinite useful lives will not be amortized, but instead must be tested at least annually for impairment, and intangible assets that have finite useful lives should continue to be amortized over their useful lives.  Statement No. 142 also provides specific guidance for testing goodwill and other non-amortized intangible assets for impairment.  The Statement requires management to make certain estimates and assumptions in order to allocate goodwill to reporting units and to determine the fair value of reporting unit net assets and liabilities, including, among other things, an assessment of market condition, projected cash flows, interest rates and growth rates, which could significantly impact the reported value of goodwill and other intangible assets.  Statement No. 142 requires, in lieu of amortization, an annual impairment review of goodwill.  The Company performs its annual review during the fourth quarter of each year and therefore did not record an impairment charge related to goodwill during the first quarter of 2003.  Furthermore, SFAS No. 142 exposes the Company to the possibility that changes in market conditions could result in significant impairment charges in the future, thus resulting in a potential increase in earnings volatility.

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

Results of Operations

The following discussion and analysis includes the Company’s historical results of operations for the three months ended March 31, 2003 and 2002.

The following table sets forth for the periods indicated certain financial data as a percentage of total revenues:

	Three Months Ended March 31,
	2003	2002

New and used truck sales	57.2%	60.4%
Parts and service	34.3	31.3
Construction equipment sales	3.5	3.6
Lease and rental	3.8	3.9
Finance and insurance	0.9	0.6
Other	0.3	0.2
Total revenues	100.0	100.0
Cost of products sold	78.6	80.2
Gross profit	21.4	19.8
Selling, general and administrative	18.2	16.3
Depreciation and amortization	1.4	1.3
Operating income	1.8	2.2
Interest expense, net	1.0	1.0
Gain (loss) on sale	0.1	—
Income from continuing operations before income taxes	0.9	1.2
Provision for income taxes	0.4	0.5
Income from continuing operations	0.5	0.7
(Loss) from discontinued operations, net	(0.3)	(0.4)
Net Income	0.2%	0.3%

Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002

Revenues

Revenues decreased $3.0 million, or 1.8%, from $162.6 million in the first quarter of 2002 to $159.6 million in the first quarter of 2003. Sales of new and used trucks decreased $7.0 million, or 7.1%, from $98.2 million in the first quarter of 2002 to $91.2 million in the first quarter of 2003.  Unit sales of new trucks decreased by 18.5% and the new truck average revenue per unit increased by 9.1%. Unit sales of used trucks increased 7.7%, and used truck average revenue per unit increased by 7.5%.

Parts and service sales increased $3.9 million, or 7.7%, from $50.8 million in the first quarter of 2002 to $54.7 million in the first quarter of 2003.  Approximately $2.3 million of the increase is attributable to the Orange County acquisition with the remainder related to same store growth.

Sales of new and used construction equipment decreased $180,000 or 3.1%, from $5.8 million in the first quarter of 2002 to $5.7 million in the first quarter of 2003. The decrease is primarily due to the construction equipment market declines in Texas.

Lease and rental revenues decreased $160,000, or 2.5 percent, from $6.3 million in the first quarter of 2002 to $6.1 million in the first quarter of 2003.  As part of the Company’s planned rental fleet reduction, rental sales for the construction equipment stores decreased approximately $179,000 from the first quarter of 2002 but were offset by slight increases in the Company’s truck lease and rental operations.

Finance and insurance revenues increased $400,000, or 40%, from $1.0 million in the first quarter of 2002 to $1.4 million in the first quarter of 2003.  Finance and insurance revenues have limited direct costs and, therefore, contribute a disproportionate share of operating profits.

Gross Profit

Gross profit increased $2.1 million, or 6.5%, from $32.1 million in the first quarter of 2002 to $34.2 million in the first quarter of 2003.  Gross profit as a percentage of sales increased from 19.8% in the first quarter of 2002 to 21.4% in the first quarter of 2003.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $2.7 million, or 10.2%, from $26.4 million in the first quarter of 2002 to $29.1 million in the first quarter of 2003. Approximately $1.1 million of 2003 SG&A expenses are directly related to the acquisition of Orange County, with the remainder related to facility expansions and increased insurance costs.  Selling, general and administrative expenses as a percentage of sales increased from 16.3% in the first quarter of 2002 to 18.2% in the first quarter of 2003.

Interest Expense

Interest expense decreased $100,000, or 6.0%, from $1.6 million in the first quarter of 2002 to $1.5 million in the first quarter of 2003, primarily as the result of decreased levels of floor plan liability.

Gain on Sale of Assets

The Company recorded a pretax gain of $108,000, during the first quarter of 2003. These gains are primarily related to the replacement of fixed assets used in the operation of the business.

Income from continuing operations before Income Taxes

Income before income taxes decreased $400,000, or 21.1%, from $1.9 million in the first quarter of 2002 to $1.5 million in the first quarter of 2003, as a result of the factors described above.

Income Taxes

The Company has provided for taxes at a 40% effective rate.

(Loss) from Discontinued Operations, net of Income Taxes

Loss from discontinued operations net of income taxes decreased from approximately ($700,000) in the first quarter of 2002 to approximately ($500,000) in the first quarter of 2003.  The loss recorded during 2002 is equal to net losses incurred in operating the Michigan construction equipment stores and D&D of approximately ($400,000) and approximately ($300,000), respectively.  The loss recorded during 2003 includes net operating results of D&D of approximately ($500,000).

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

At March 31, 2003, the Company had working capital of approximately $3.4 million, including $16.2 million in cash and cash equivalents, $22.4 million in accounts receivable, $109.9 million in inventories, $9.9 million in assets held for sale, $1.5 million in prepaid expenses and $4.3 million in deferred income taxes, less $34.1 million of accounts payable and accrued expenses, $43.5 million of current maturities on long-term debt and advances outstanding under lines of credit, and $83.2 million outstanding under floor plan financing. The aggregate maximum borrowing limits under working capital lines of credit with its primary truck lender are approximately $13.5 million. Advances outstanding under this line of credit at March 31, 2003 were $13.5 million, leaving $0 available for future borrowings.  The Company has four separate secured lines-of-credit that provide for an aggregate maximum borrowing of $13.4 million.  Advances outstanding under these secured lines-of-credit in aggregate were $4.3 million, leaving $9.1 million available for future borrowings as of March 31, 2003.

For the first three months of 2003, operating activities resulted in net cash provided by operations of approximately $10.2 million.  Income from continuing operations of $0.9 million, decreases in accounts receivable, inventory and other current assets of $2.5 million, $12.0 million and $0.2 million respectively, a net loss on the disposal of fixed assets of $1.0 million, coupled with the provision for depreciation and amortization of $3.8 million more than offset net losses from discontinued operations of $0.5 million, a decrease in the provision for deferred income taxes of $0.3 million and decreases in trade accounts payable and accrued expenses totaling $9.4 million.

During the first three months of 2003, the Company used $7.6 million in investing activities, including purchases of property and equipment of $4.2 million and cash paid for business acquisitions of $4.4 million offset by proceeds from the sale of property, and equipment of $0.8 million and changes in other assets of $0.1 million.

Net cash used in financing activities in the first three months of 2003 was $11.2 million.  Proceeds from additional notes payable of $2.7 million was more than offset by payments on lines of credit of $3.3 million a decrease in floor plan notes payable of $6.0 million and principal payments on notes payable of $4.6 million.

Substantially all of the Company’s truck purchases from PACCAR, the manufacturer of Peterbilt trucks, are made on terms requiring payment within 15 days or less from the date of shipment of the trucks from the factory. The Company finances all, or substantially all, of the purchase price of its new truck inventory, and 75% of the loan value of its used truck inventory, under a floor plan arrangement with GMAC under which GMAC pays PACCAR directly with respect to new trucks. The Company makes monthly interest payments on the amount financed but is not required to commence loan principal repayments prior to sale on new vehicles to GMAC for a period of 12 months and for used vehicles for a period of three months. At March 31, 2003, the Company had approximately $74.1 million outstanding under its floor plan financing arrangement with GMAC. GMAC permits the Company to earn, for up to 10.0% of the amount borrowed under its floor plan financing arrangement with GMAC, interest at the prime rate, less 0.90%, on overnight funds deposited by the Company with GMAC.

Substantially all of the Company’s new construction equipment purchases are financed by John Deere and Citicapital.  The Company finances all, or substantially all, of the purchase price of its new equipment inventory, under its floor plan facilities.  The agreement with John Deere provides interest free financing for four months after which time the amount financed is required to be paid in full, or an immediate 2.25% discount with payment due in 30 days.  When the equipment is sold prior to the expiration of the four-month period, the Company is required to repay the principal within approximately 10 days of the sale.  Should the equipment financed by John Deere not be sold within the four month period, it is transferred to the John Deere or the Citicapital floor plan arrangements. The Company makes principal payments to Citicapital, for sold inventory, on the 15th day of each month.  Used and rental equipment, to a maximum of book value, is financed under a floor plan arrangement with Citicapital.  The Company makes monthly interest payments on the amount financed and is required to commence loan principal repayments on rental equipment as book value reduces.  Principal payments, for sold used equipment, are made the 15th day of each month following the sale.  The loans are collateralized by a lien on the equipment.  The Company’s floor plan agreements limit the aggregate amount of borrowings based on the book value of new and used equipment units.  As of March 31, 2003, the Company’s floor plan arrangement with Citicapital permits the financing of up to $17.5 million in construction equipment.  At March 31, 2003, the Company had $3.5 million and $5.6 million outstanding under its floor plan financing arrangements with John Deere and Citicapital, respectively.

Backlogs

The Company’s backlogs as of March 31, 2002 and 2003, were approximately $75 million and $75 million, respectively.  The Company enters firm orders into its backlog at the time the order is received.  Currently, customer orders are being filled in approximately one month and customers have historically placed orders expecting delivery within three to six months.  However, certain customers, including fleets and government entities, typically place orders up to one year in advance of their desired delivery date.  In the past, the Company has typically allowed customers to cancel orders at any time prior to delivery, and the Company’s level of cancellations is affected by general economic conditions, economic recessions and customer business cycles.  The Company expects to fill approximately 90% of these orders by December 31, 2003.

Seasonality

The Company’s Heavy-Duty Truck segment is moderately seasonal.  Seasonal effects on new truck sales related to the seasonal purchasing patterns of any single customer type are mitigated by the Company’s diverse customer base, which includes small and large fleets, governments, corporations and owner operators.  However, truck parts and service operations historically have experienced higher volumes of sales in the second and third quarters.  The Company has historically received benefits from volume purchases and meeting vendor sales targets in the form of cash rebates, which are typically recognized when received.  Approximately 40% of such rebates are typically received in the fourth quarter, resulting in a seasonal increase in gross profit.

Seasonal effects in the Construction Equipment segment are primarily driven by the weather. Seasonal effects on construction equipment sales related to the seasonal purchasing patterns of any single customer type are mitigated by the Company’s diverse customer base that includes contractors, for both residential and commercial construction, utility companies, federal, state and local government agencies, and various petrochemical, industrial and material supply type businesses that require construction equipment in their daily operations.

Cyclicality

The Company’s business, as well as the entire retail heavy-duty truck industry, is dependent on a number of factors relating to general economic conditions, including fuel prices, interest rate fluctuations, economic recessions and customer business cycles. In addition, unit sales of new trucks have historically been subject to substantial cyclical variation based on such general economic conditions. The industry forecasts United States new heavy-duty truck sales to remain flat in 2003.  Although the Company believes that its geographic expansion and diversification into truck-related services, including financial services, leasing, rentals and service and parts, will reduce the overall impact to the Company resulting from general economic conditions affecting heavy-duty truck sales, the Company’s operations will continue to be adversely affected by any continuation or renewal of general downward economic pressures or adverse cyclical trends.

Environmental Standards and Other Governmental Regulations

Our operations are subject to numerous federal, state and local laws and regulations, including laws and regulations designed to protect the environment and to regulate the discharge of materials into the environment.

The Environmental Protection Agency (EPA), mandated that heavy-duty engine manufacturers meet new, stricter emissions guidelines, regarding nitrous oxides, for all engines built subsequent to October 1, 2002.  These new guidelines increased the price of a new heavy-duty truck approximately $3,000 to $8,000 per unit and possibly reduced the operating efficiency and life of the truck.  As a result, the Company experienced stronger than expected truck sales during the second half of 2002 as customers made purchases of trucks manufactured under the “old” emission laws.  The Company experienced a decline in truck sales during the first quarter of 2003 as a result of the pre-buy experienced during the last half of 2002, and expects the decline in truck sales to  extend through the second quarter of 2003.

Termination of Dealership Agreements Upon a Change of Control

A substantial percentage of our revenues is derived from sales of Peterbilt trucks and John Deere products. Therefore, our business is highly dependant on the PACCAR and John Deere dealership agreements, which authorize us to sell Peterbilt and John Deere products in our market areas.  Our dealership agreements with PACCAR are terminable by PACCAR in the event the aggregate voting power of Mr. W. Marvin Rush (Mr. Rush) and his family decreases below 30% with respect to the election of directors.  The John Deere dealership agreements would similarly be terminable by John Deere if the aggregate voting power of Mr. Rush and his family were to decrease below 25%.  As of March 31, 2003, Mr. Rush and his family beneficially owned 2,867,860 shares each of Class A and Class B Common Stock, or approximately 37% of the outstanding voting power.  The Company has no control over the transfer or disposition of the shares of Common Stock by Mr. Rush or by Mr. Rush’s estate.  If Mr. Rush were to sell his Common Stock or bequest his Common Stock to non-family members or if Mr. Rush’s estate were required to liquidate shares of Common Stock of the Company to pay estate taxes or otherwise, the change of control provisions of the dealership agreements described above would be triggered and could cause the Company to lose its critical right to sell Peterbilt and John Deere products.  Any loss of rights under its dealership agreements would have a severely adverse effect on the Company’s results of operations.

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

The Company is exposed to some market risk through interest rates, related to its floor plan borrowing arrangements, variable rate debt and discount rates related to finance sales.  Floor plan borrowings are based on the prime rate of interest and are used to meet working capital needs.  As of March 31, 2003, the Company had floor plan borrowings of approximately $83.2 million.  Assuming an increase in the prime rate of interest of 100 basis points, interest expense could increase by $832,000.  The interest rate variability on all other debt would not have a material adverse effect on the Company’s financial statements.  The Company provides all customer financing opportunities to various finance providers.  The Company receives all finance charges, in excess of a negotiated discount rate, from the finance providers within 30 days.  The negotiated discount rate is variable, thus subject to interest rate fluctuations.   This interest rate risk is mitigated by the Company’s ability to pass discount rate increases to customers through higher financing rates.

ITEM 4. CONTROLS AND PROCEDURES

Within the 90 days prior to the date of this Quarterly Report on Form 10-Q, the company evaluated the effectiveness of the design and operation of its “disclosure controls and procedures” (Disclosure Controls), and its “internal controls and procedures for financial reporting” (Internal Controls).  This evaluation (the Controls Evaluation) was done under the supervision and with the participation of management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO).

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

Our CEO’s and CFO’s evaluations of our Disclosure Controls and our Internal Controls included a review of the objectives and design of the controls, the implementation of the controls by the company and the effect of the controls on the information generated for use in this Quarterly Report.  In the course of the Controls Evaluation, we attempted to identify problems or acts of fraud and to confirm that appropriate corrective action were being undertaken.  This type of evaluation will be done on a quarterly basis so that the conclusions concerning controls effectiveness can be reported in our Quarterly Reports on Form 10-Q and Annual Report on Form 10-K.  Our Internal Controls are also evaluated on an ongoing basis by other personnel in our organization and by our independent auditors in connection with their audit and review activities.  The overall goals of our evaluation activities are to monitor our Disclosure Controls and our Internal Controls and to make modifications as necessary; our intent in this regard is that the Disclosure Controls and the Internal Controls will be continually modified as conditions warrant.

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

In accord with SEC requirements, the CEO and CFO note that, since the date of the Controls Evaluation to the date of this Quarterly Report, there have been no significant changes in Internal Controls or in other factors that could significantly affect Internal Controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

On March 6, 2003, Georgette Hawkins filed a lawsuit in the District Court of Guadalupe County, Texas, No. 03-0383-CV. Georgette Hawkins alleged damages of $1.75 million, plus accrued interest and attorneys fees, based on a promissory note issued by the Company in connection with an acquisition in 1998.  The Company does not believe that the suit will result in any material liability to the Company in excess of the promissory note included as a current liability in the financial statements of the Company as of March 31, 2003.

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

*99.1                    Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

*99.2                    Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

*filed herewith

b)             Reports on Form 8-K

The Company filed a report with the Securities and Exchange Commission on Form 8-K on April 22, 2003 reporting its results for the first quarter of 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RUSH ENTERPRISES, INC.

Date: May 15, 2003	By:	/S/ W. MARVIN RUSH
	Name:	W. Marvin Rush
	Title:	Chairman and Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2003	By:	/S/ MARTIN A. NAEGELIN, JR.
	Name:	Martin A. Naegelin, Jr.
	Title:	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

CERTIFICATION

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

Date: May 15, 2003	By	/S/ W. MARVIN RUSH
W. Marvin Rush Chairman and Chief Executive Officer (Principal Executive Officer)

CERTIFICATION

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

Date: May 15, 2003	By	/S/ MARTIN A. NAEGELIN, JR.
Martin A. Naegelin, Jr. Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)