Form 10-Q
period 2003-06-30
RUSH ENTERPRISES INC \TX\
filed 2003-08-14
CIK 1012019

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

Indicated below is the number of shares outstanding of the registrant’s only class of common stock, as of August 12, 2003.

Title of Class	Number of Shares Outstanding
Class A Common Stock, $.01 Par Value	7,002,044
Class B Common Stock, $.01 Par Value	7,002,044

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

RUSH ENTERPRISES, INC., AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
JUNE 30, 2003 AND DECEMBER 31, 2002

(In Thousands, Except Shares and Per Share Amounts)

	June 30, 2003	December 31, 2002
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$21,717	$24,763
Accounts receivable, net	22,543	24,935
Inventories	120,488	115,333
Assets held for sale	9,305	16,962
Prepaid expenses and other	1,511	1,764
Deferred income taxes	3,292	4,375

Total current assets	178,856	188,132

PROPERTY AND EQUIPMENT, net	116,026	117,859

OTHER ASSETS, net	43,128	38,519

Total assets	$338,010	$344,510

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Floor plan notes payable	$95,180	$89,288
Current maturities of long-term debt	24,666	24,958
Advances outstanding under lines of credit	17,775	22,395
Trade accounts payable	11,906	15,082
Accrued expenses	24,624	28,414
Total current liabilities	174,151	180,137

LONG-TERM DEBT, net of current maturities	66,795	69,958

DEFERRED INCOME TAXES, net	14,809	14,720

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred stock, par value $.01 per share; 1,000 shares authorized; 0 shares outstanding in 2002 and 2003	—	—
Common stock, par value $.01 per share; 50,000,000 shares authorized; 14,004,088 shares outstanding in 2002 and 2003	140	140
Additional paid-in capital	39,155	39,155
Retained earnings	42,960	40,400

Total shareholders’ equity	82,255	79,695

Total liabilities and shareholders’ equity	$338,010	$344,510

The accompanying notes are an integral part of these consolidated financial statements.

RUSH ENTERPRISES, INC., AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Amounts)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
REVENUES:
New and used truck sales	$111,628	$103,110	$202,846	$201,329
Parts and service	64,371	54,778	119,082	105,589
Construction equipment sales	8,519	6,604	14,176	12,441
Lease and rental	6,319	6,115	12,443	12,399
Finance and insurance	1,563	1,315	2,931	2,313
Other	859	513	1,397	923

Total revenues	193,259	172,435	352,875	334,994

COST OF PRODUCTS SOLD	154,840	137,416	280,282	267,845

GROSS PROFIT	38,419	35,019	72,593	67,149

SELLING, GENERAL AND ADMINISTRATIVE	30,854	27,727	59,943	54,151

DEPRECIATION AND AMORTIZATION	2,252	2,164	4,442	4,309

OPERATING INCOME	5,313	5,128	8,208	8,689

INTEREST EXPENSE, NET	1,613	1,581	3,161	3,227

GAIN ON SALE OF ASSETS	191	14	299	12

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	3,891	3,561	5,346	5,474

PROVISION FOR INCOME TAXES	1,557	1,424	2,139	2,189

INCOME FROM CONTINUING OPERATIONS	2,334	2,137	3,207	3,285

(LOSS) FROM DISCONTINUED OPERATIONS, NET	(100)	(147)	(647)	(861)

NET INCOME	$2,234	$1,990	$2,560	$2,424

EARNINGS PER COMMON SHARE - BASIC
Income from continuing operations	$.17	$.15	$.23	$.23
Net income	$.16	$.14	$.18	$.17
EARNINGS PER COMMON SHARE - DILUTED
Income from continuing operations	$.16	$.15	$.22	$.23
Net income	$.15	$.14	$.18	$.17

Weighted average shares outstanding:

Basic	14,004	14,004	14,004	14,004

Diluted	14,583	14,635	14,468	14,490

The accompanying notes are an integral part of these consolidated financial statements.

RUSH ENTERPRISES, INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Six Months Ended June 30,
	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Income from continuing operations	$3,207	$3,285
Adjustments to reconcile net income to net cash provided by operating activities
(Loss) from discontinued operations	(647)	(861)
Depreciation and amortization	7,719	7,924
(Gain) loss on sale of property and equipment	429	(20)
Provision for deferred income tax expense	1,172	525
Change in accounts receivable, net	2,392	3,980
Change in inventories	2,091	(8,490)
Change in prepaid expenses and other, net	253	(99)
Change in trade accounts payable	(3,176)	(2,236)
Change in accrued expenses	(3,790)	(2,025)

Net cash provided by operating activities	9,650	1,983

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(8,022)	(6,015)
Proceeds from the sale of property and equipment	3,119	987
Business acquisitions	(5,537)	—
Change in other assets	(30)	275

Net cash used in investing activities	(10,470)	(4,753)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt issuance	6,009	6,793
Principal payments on debt	(9,464)	(10,501)
(Payments) draws on lines of credit, net	(4,620)	5,778
Draws on floor plan notes payable, net	5,892	2,202
Debt issuance costs	(43)	(11)

Net cash provided by (used in) financing activities	(2,226)	4,261

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(3,046)	1,491

CASH AND CASH EQUIVALENTS, beginning of period	24,763	19,852

CASH AND CASH EQUIVALENTS, end of period	$21,717	$21,343

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for-
Interest	$3,680	$4,104
Income taxes	$136	$250

The accompanying notes are an integral part of these consolidated financial statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1 - Principles of Consolidation and Basis of Presentation

The interim consolidated financial statements included herein have been prepared by Rush Enterprises, Inc. and its subsidiaries (collectively referred to as the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  All adjustments have been made to the accompanying interim consolidated financial statements, which, in the opinion of the Company’s management, are necessary for a fair presentation of the Company’s operating results.  All adjustments are of a normal recurring nature.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  It is recommended that these interim consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.  Results of operations for interim periods are not necessarily indicative of results that may be expected for any other interim periods on the full fiscal year.  Certain prior year balances have been reclassified for comparative purposes.

2 – Goodwill and Other Intangible Assets

Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets” addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, “Intangible Assets.”  SFAS 142 addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition.  This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements.  The provisions of SFAS 142 became effective January 1, 2002.  SFAS 142 requires, in lieu of amortization, an annual impairment review of goodwill.  The Company performs its annual review during the fourth quarter of each year and therefore did not record an impairment charge related to goodwill during the second quarter of 2003.  However, the Company is exposed to the possibility that changes in market conditions could result in significant impairment charges in the future, thus resulting in a potential increase in earnings volatility.

3 – Discontinued Operations

On November 12, 2002, the Company announced that it would sell its Michigan John Deere construction equipment stores as a result of continuing deterioration in the Michigan construction equipment market, and its location in regards to the Company’s other operations and plans for future expansion.  The sale of the Michigan construction equipment stores was substantially complete at December 31, 2002.  Prior to the sale, Michigan construction equipment stores were part of the Company’s Construction Equipment segment.  The Construction Equipment segment has been restated for all periods presented to exclude the Michigan stores.

On November 12, 2002 the Company decided to discontinue its Retail segment, which operated three farm and ranch retail stores in Seguin, Hockley and Denton, Texas.  The Company decided that the Retail segment did not fit into its long-term plans of growing its core heavy-duty truck and construction equipment businesses.  The Denton store was closed during December, the Hockley store began liquidating inventory during November and completed the liquidation on March 9, 2003 and the Company is attempting to sell the Seguin store by December 31, 2003.  As a result of these actions, the Retail segment will no longer be reported as a separate business segment.

The Company adopted Statement of Financial Accounting Standards No. 144 (“SFAS 144”) effective January 1, 2002.  Accordingly, the results of these businesses are reported as discontinued operations in the Company’s unaudited consolidated statements of operations for all periods presented, and excluded from business segment information.  Similarly, certain assets of these businesses have been separately identified in the consolidated balance sheet as being held for sale.  The Company is attempting to complete the sale of these assets by December 31, 2003.  Depreciation and amortization expense are no longer being recorded with respect to the assets of these businesses in accordance with SFAS 144.  These assets are recorded at estimated fair value less cost to sell at June 30, 2003.  Changes in the estimated fair value will be recorded in future periods as determined.

Net sales and earnings (loss) before income taxes related to the discontinued businesses were as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Michigan Construction Equipment Stores
Net Sales	$—	$10,277	$251	$18,871

(Loss) before income taxes:
Results of operations from discontinued operations	—	(25)	—	(759)
Charges related to discontinued operations	—	—	—	—
(Loss) before income taxes	—	(25)	—	(759)
Income tax income benefit	—	10	—	304
Net (loss) from discontinued operations	$—	$(15)	$—	$(455)

Retail Segment Stores (D&D)
Net Sales	$3,360	$10,146	$10,161	$19,808

(Loss) before income taxes:
Results of operations from discontinued operations	(167)	(220)	(1,079)	(676)
Charges related to discontinued operations	—	—	—	—
(Loss) before income taxes	(167)	(220)	(1,079)	(676)
Income tax income benefit	67	88	432	270
Net (loss) from discontinued operations	$(100)	$(132)	$(647)	$(406)

The major classes of assets of the discontinued operations classified as held for sale and included in the unaudited consolidated balance sheet were as follows (in thousands):

	June 30, 2003	December 31, 2002

Inventories	$2,972	$10,218

Property and equipment, net	6,333	6,744

Assets held for sale	$9,305	$16,962

4 - Commitments and Contingencies

The Company is contingently liable to certain finance companies for certain promissory notes and finance contracts, related to the sale of trucks and construction equipment, sold to such finance companies.  The Company’s recourse liability related to finance contracts sold is limited to $1.4 million annually.  The Company provides an allowance for repossession losses.

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

On March 6, 2003 the Company defaulted on a note payable in the amount of $1,750,000.  In July 2003, the Company paid $1,700,000, plus $65,445 in accrued interest, and was released from all future obligations related to this note payable.  The entire $1,750,000 is included in the current maturities of long-term debt in the Company’s financial statements as of June 30, 2003.

5 - Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Numerator:
Net income- numerator for basic and diluted earnings per share	$2,234,000	$1,990,000	$2,560,000	$2,424,000

Denominator:
Denominator for basic earnings per share- weighted average shares	14,004,088	14,004,088	14,004,088	14,004,088
Effect of dilutive securities:
Employee and Director stock options	579,123	630,718	463,578	485,840
Denominator for diluted earnings per share- adjusted weighted average shares	14,583,211	14,634,806	14,467,666	14,489,928

Basic earnings per share	$.16	$.14	$.18	$.17

Diluted earnings per share	$.15	$.14	$.18	$.17

6 - Stock Options

In October 1995, Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation”, was issued.  SFAS 123 defines a fair value based method of accounting for employee stock options or similar equity instruments and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans.  Under the fair value based method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period of the award, which is usually the vesting period.  However, SFAS 123 also allows entities to continue to measure compensation costs for employee stock compensation plans using the intrinsic value method of accounting prescribed by APB Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees”.  Because the Company has elected to continue to follow APB 25, SFAS 123 requires disclosure of pro forma net income and earnings per share as if the new fair value accounting method was adopted.

If the Company had adopted the fair value accounting method under SFAS 123, the Company’s net income and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Income from continuing operations
As reported	$2,334	$2,137	$3,207	$3,285
Pro forma	2,144	1,917	2,802	2,866

Basic earnings per share-
As reported	$0.17	$0.15	$0.23	$0.23
Pro forma	0.15	0.14	0.20	0.20

Diluted earnings per share-
As reported	$0.16	$0.15	$0.22	$0.23
Pro forma	0.15	0.13	0.19	0.20

Net income
As reported	$2,234	$1,990	$2,560	$2,424
Pro forma	2,044	1,770	2,155	2,005

Basic earnings per share-
As reported	$0.16	$0.14	$0.18	$0.17
Pro forma	0.15	0.13	0.15	0.14

Diluted earnings per share-
As reported	$0.15	$0.14	$0.18	$0.17
Pro forma	0.14	0.12	0.15	0.14

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

The Company accounts for inter-segment sales and transfers as if the sales or transfers were to third parties, that is, at current market prices.  There were no material inter-segment sales during the quarters ended June 30, 2003 and 2002.

The Company’s reportable segments are strategic business units that offer different products and services.  They are managed separately because each business requires different technology and marketing strategies.  Business units were maintained through expansion and acquisitions.  The following table contains summarized information about reportable segment profit or loss and segment assets, for the periods ended June 30, 2003 and 2002 (in thousands):

	Heavy-Duty Truck Segment	Construction Equipment Segment	All Other	Totals

Three months ended June 30, 2003

Revenues from external customers	$179,397	$12,000	$1,862	$193,259
Segment income from continuing operations before taxes	3,256	570	65	3,891
Segment assets	301,385	17,440	9,473	328,298

Six months ended June 30, 2003

Revenues from external customers	$328,862	$20,588	$3,425	$352,875
Segment income from continuing operations before taxes	4,519	674	153	5,346
Segment assets	301,385	17,440	9,473	328,298

Three months ended June 30, 2002

Revenues from external customers	$160,599	$9,738	$2,098	$172,435
Segment income from continuing operations before taxes	3,051	333	177	3,561
Segment assets	258,237	20,336	10,018	288,591

Six months ended June 30, 2002

Revenues from external customers	$312,612	$18,567	$3,815	$334,994
Segment income from continuing operations before taxes	4,648	575	251	5,474
Segment assets	258,237	20,336	10,018	288,591

Revenues from segments below the reportable quantitative thresholds are attributable to three operating segments of the Company.  Those segments include a tire company, an insurance company, and a hunting lease operation.  None of these segments have ever met any of the quantitative thresholds for determining reportable segments.

8 – Other New Accounting Pronouncements

In June 2001, FASB issued Statement of Financial Accounting Standards No. 143 (“SFAS 143”), “Accounting for Asset Retirement Obligations,” effective for fiscal years beginning after June 15, 2002.  This standard addresses financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  The standard requires us to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and to adjust its present value in each subsequent period. In addition, we must capitalize an amount equal to the adjustment by increasing the carrying amount of the related long-lived asset, which is depreciated over the remaining useful life of the related asset. We adopted SFAS 143 during the first quarter of 2003 and it did not have a significant effect on our financial position or results of operations.

In January 2003, FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities,” effective for fiscal years or interim periods beginning after June 15, 2003.  FIN 46 addresses accounting for, and disclosure of, variable interest entities.  FIN 46 requires the disclosure of the nature, purpose and exposure of any loss related to our involvement with variable interest entities. We do not expect the adoption of FIN 46, to have a material effect on our financial condition or results of operations.

In April 2003, FASB issued Statement of Financial Accounting Standards No. 149 (“SFAS 149”), “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.”  This statement amends SFAS 133 to provide clarification on the financial accounting and reporting of derivative instruments and hedging activities and requires contracts with similar characteristics to be accounted for on a comparable basis.  We do not expect the adoption of SFAS 149, which will be effective for contracts entered into or modified after June 30, 2003, to have a material effect on our financial condition or results of operations.

On May 15, 2003, FASB issued Statement of Financial Accounting Standards No. 150 (“SFAS 150”), “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”  The statement established standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. SFAS 150 must be applied immediately to instruments entered into or modified after May 31, 2003. We have adopted SFAS 150 and have determined it will not have a material impact on our financial position or results of operations.

In November 2002, FASB issued Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. FIN 45 elaborates on the existing disclosure requirements for most guarantees, including residual value guarantees issued in conjunction with operating lease agreements.  It also clarifies that at the time a company issues a guarantee, we must recognize an initial liability for the fair value of the obligation it assumes under that guarantee and must disclose that information in its interim and annual financial statements.  The initial recognition and measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002.  We have adopted FIN 45 and have determined that it will not have a material impact on our financial position or results of operations.

In December 2002, FASB issued Statement of Financial Accounting Standards No. 148 (“SFAS 148”), “Accounting for Stock-Based Compensation – Transition and Disclosure”. SFAS 148 amends SFAS 123 to provide alternate methods of transition for an entity that changes to the fair-value method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure provisions of SFAS 123 to require expanded and more prominent disclosure of the effects of an entity’s accounting policy in the summary of significant accounting policies section with respect to stock-based employee compensation. The amendment of the annual disclosure requirements of SFAS 123 is effective for fiscal years ending after December 15, 2002. We have included the amended disclosure requirement of SFAS 148 in the Notes to Consolidated Financial Statements, Note 6, “Stock Options”.

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

The Heavy Duty Truck segment operates a regional network of 39 truck centers that provide an integrated one-stop source for the trucking needs of its customers, including: retail sales of new Peterbilt and used heavy-duty trucks; after-market parts, service and body shop facilities; and a wide array of financial services, including the financing of new and used truck purchases, insurance products and truck leasing and rentals. The Company’s truck centers are strategically located in high truck traffic areas on or near major highways in Texas, California, Oklahoma, Colorado, Louisiana, Arizona, New Mexico, Florida and Alabama. The Company is the largest Peterbilt truck dealer in the United States, representing approximately 23.5% of all new Class 8 Peterbilt truck sales in 2002, and is the sole authorized vendor for new Peterbilt trucks and replacement parts in its market areas. The Company was named Peterbilt Dealer of the Year for North America for the 1993-1994 and 2000-2001 years.  The criteria used to determine the recipients of this award include, among others, image, customer satisfaction, sales activity and profitability.

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

In March 2003, the Company purchased substantially all of the assets of Peterbilt of Mobile, Inc., which consisted of a dealership location in Mobile, Alabama.  Peterbilt of Mobile, Inc.’s primary line of business is the sale of new Peterbilt and used heavy-duty trucks, parts and service.  The transaction was valued at approximately $1.4 million, with the purchase price paid in cash.

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

Other Assets

Other assets consist primarily of goodwill related to acquisitions and other intangible assets.  As stated in Note 2, SFAS 142, provides that goodwill and other intangible assets that have indefinite useful lives will not be amortized, but instead must be tested at least annually for impairment, and intangible assets that have finite useful lives should continue to be amortized over their useful lives.  SFAS 142 also provides specific guidance for testing goodwill and other non-amortized intangible assets for impairment.  The Statement requires management to make certain estimates and assumptions in order to allocate goodwill to reporting units and to determine the fair value of reporting unit net assets and liabilities, including, among other things, an assessment of market condition, projected cash flows, interest rates and growth rates, which could significantly impact the reported value of goodwill and other intangible assets.  SFAS 142 requires, in lieu of amortization, an annual impairment review of goodwill.  The Company performs its annual review during the fourth quarter of each year and therefore did not record an impairment charge related to goodwill during the second quarter of 2003.  Furthermore, SFAS 142 exposes the Company to the possibility that changes in market conditions could result in significant impairment charges in the future, thus resulting in a potential increase in earnings volatility.

Revenue Recognition Policies

Income on the sale of a vehicle or a piece of construction equipment (a “unit”) is recognized when the seller and customer execute a purchase contract, delivery has occurred and there are no significant uncertainties related to financing or collectibility.  Finance income related to the sale of a unit is recognized over the period of the respective finance contract, based on the effective interest rate method, if the finance contract is retained by the Company.  During 2002 and 2003, no finance contracts were retained for any significant length of time by the Company but were generally sold, with limited recourse, to certain finance companies concurrent with the sale of the related unit.  Gain or loss is recognized by the Company upon the sale of such finance contracts to the finance companies, net of a provision for estimated repossession losses.  Lease and rental income is recognized over the period of the related lease or rental agreement.  Parts and service revenue is earned at the time the Company sells the parts to its customers, or at the time the Company completes the service work order related to service provided to the customer’s unit.  Payments received on prepaid maintenance plans are deferred as a component of accrued expenses and recognized as income when the maintenance is performed.

Results of Operations

The following discussion and analysis includes the Company’s historical results of operations for the three and six months ended June 30, 2003 and 2002.

The following table sets forth for the periods indicated certain financial data as a percentage of total revenues:

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002

New and used truck sales	57.8%	59.8%	57.5%	60.1%
Parts and service	33.3	31.8	33.8	31.5
Construction equipment sales	4.4	3.8	4.0	3.7
Lease and rental	3.3	3.5	3.5	3.7
Finance and insurance	0.8	0.8	0.8	0.7
Other	0.4	0.3	0.4	0.3
Total revenues	100.0	100.0	100.0	100.0
Cost of products sold	80.1	79.7	79.4	80.0
Gross profit	19.9	20.3	20.6	20.0
Selling, general and administrative	16.0	16.1	17.0	16.2
Depreciation and amortization	1.2	1.2	1.3	1.2
Operating income	2.7	3.0	2.3	2.6
Interest expense, net	0.8	0.9	0.9	1.0
Gain on sale of assets	0.1	—	0.1	—
Income from continuing operations before income taxes	2.0	2.1	1.5	1.6
Provision for income taxes	0.8	0.8	0.6	0.7
Income from continuing operations	1.2	1.3	0.9	.9
(Loss) from discontinued operations, net	(0.1)	(0.1)	(0.2)	(0.3)
Net Income	1.1%	1.2%	0.7%	0.6%

Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002

Revenues

Revenues increased $20.9 million, or 12.1%, from $172.4 million in the second quarter of 2002 to $193.3 million in the second quarter of 2003. Sales of new and used trucks increased $8.5 million, or 8.2%, from $103.1 million in the second quarter of 2002 to $111.6 million in the second quarter of 2003.  In the second quarter of 2003, unit sales of new trucks increased by 1.9% over the second quarter of 2002 and the new truck average revenue per unit increased by 6.0% over the average revenue per unit for the second quarter of 2002. In the second quarter of 2003, unit sales of used trucks increased 10.0% over the second quarter of 2002, and used truck average revenue per unit remained flat relative to average revenue per unit in the second quarter of 2002.  Approximately $16.9 million of new and used truck sales in the second quarter of 2003 is attributable to the Orange County and Peterbilt of Mobile acquisitions with same store new and used truck sales decreasing $8.4 million compared to the second quarter of 2002.

Parts and service sales increased $9.6 million, or 17.5%, from $54.8 million in the second quarter of 2002 to $64.4 million in the second quarter of 2003.  Approximately $5.2 million of the increase is attributable to the Orange County and Peterbilt of Mobile acquisitions with the remainder related to same store growth.

Sales of new and used construction equipment increased $1.9 million or 28.8%, from $6.6 million in the second quarter of 2002 to $8.5 million in the second quarter of 2003.  The increase is attributable to Company’s concerted efforts to be more active in used equipment sales and increase its customer base in the Houston, Texas area.

Lease and rental revenues increased slightly, from $6.1 million in the second quarter of 2002 to $6.3 million in the second quarter of 2003.

Finance and insurance revenues increased $300,000, or 23.1%, from $1.3 million in the second quarter of 2002 to $1.6 million in the second quarter of 2003.  Finance and insurance revenues have limited direct costs and, therefore, contribute a disproportionate share of operating profits.

Gross Profit

Gross profit increased $3.4 million, or 9.7%, from $35.0 million in the second quarter of 2002 to $38.4 million in the second quarter of 2003.  Gross profit as a percentage of sales decreased from 20.3% in the second quarter of 2002 to 19.9% in the second quarter of 2003.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $3.2 million, or 11.6%, from $27.7 million in the second quarter of 2002 to $30.9 million in the second quarter of 2003. Approximately $2.3 million of this increase is directly related to the acquisition of Orange County and Peterbilt of Mobile, with the remainder related to facility expansions and increased insurance costs.  Selling, general and administrative expenses as a percentage of sales remained flat at 16.1% in the second quarter of 2002 and 16.0% in the second quarter of 2003.

Interest Expense

Interest expense remained flat at $1.6 million in the second quarter of 2002 and the second quarter of 2003.

Gain on Sale of Assets

The Company recorded a pretax gain of $191,000, during the second quarter of 2003. This gain is primarily related to the replacement of fixed assets used in the operation of the business and the sale of real estate.

Income from Continuing Operations Before Income Taxes

Income from continuing operations before income taxes increased $300,000, or 8.3%, from $3.6 million in the second quarter of 2002 to $3.9 million in the second quarter of 2003, as a result of the factors described above.

Income Taxes

The Company has provided for taxes at a 40% effective rate.

(Loss) from Discontinued Operations, net of Income Taxes

Loss from discontinued operations net of income taxes decreased from approximately $147,000 in the second quarter of 2002 to approximately $100,000 in the second quarter of 2003.  The loss recorded during 2002 is equal to net losses incurred in operating the Michigan construction equipment stores and D&D of approximately $15,000 and $132,000, respectively.  The loss recorded during 2003 includes net operating results of D&D of approximately $100,000.

Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002

Revenues

Revenues increased $17.9 million, or 5.3%, from $335.0 million in the first six months of 2002 to $352.9 million in the first six months of 2003. Sales of new and used trucks increased $1.5 million, or 0.7%, from $201.3 million in the first six months of 2002 to $202.8 million in the first six months of 2003.  In the first six months of 2003, unit sales of new trucks decreased by 8.3% and the new truck average revenue per unit increased by 7.5% compared to the first six months of 2002.  In the first six months of 2003, unit sales of used trucks increased 8.8%, and used truck average revenue per unit increased by 3.4% compared to the first six months of 2002.  Approximately $21.9 million of new and used truck sales in the first six months of 2003 is attributable to the Orange County and Peterbilt of Mobile acquisitions with same store new and used truck sales decreasing $20.4 million compared to the first six months of 2002.

Parts and service sales increased $13.5 million, or 12.8%, from $105.6 million in the first six months of 2002 to $119.1 million in the first six months of 2003.  Approximately $7.5 million of the increase is attributable to the Orange County and Peterbilt of Mobile acquisitions with the remainder related to same store growth.

Sales of new and used construction equipment increased $1.8 million or 14.5%, from $12.4 million in the first six months of 2002 to $14.2 million in the first six months of 2003. The increase in sales is attributable to the focus on used equipment sales and the ability to concentrate efforts at one location in Houston, Texas.

Lease and rental revenues remained flat at $12.4 million in the first six months of 2002 and the first six months of 2003.

Finance and insurance revenues increased $600,000, or 26.1%, from $2.3 million in the first six months of 2002 to $2.9 million in the first six months of 2003.  Finance and insurance revenues have limited direct costs and, therefore, contribute a disproportionate share of operating profits.

Gross Profit

Gross profit increased $5.4 million, or 8.0%, from $67.2 million in the first six months of 2002 to $72.6 million in the first six months of 2003.  Gross profit as a percentage of sales increased from 20.0% in the first six months of 2002 to 20.6% in the first six months of 2003.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $5.8 million, or 10.7%, from $54.2 million in the first six months of 2002 to $60.0 million in the first six months of 2003. Approximately $3.4 million of this increase is directly related to the acquisition of Orange County and Peterbilt of Mobile, with the remainder related to facility expansions and increased insurance costs.  Selling, general and administrative expenses as a percentage of sales increased from 16.2% in the first six months of 2002 to 17.0% in the first six months of 2003.

Interest Expense

Interest expense remained flat at $3.2 million in the first six months of 2002 and the first six months of 2003.

Gain on Sale of Assets

The Company recorded a pretax gain of $299,000, during the first six months of 2003. This gain is primarily related to the replacement of fixed assets used in the operation of the business and the sale of real estate.

Income from Continuing Operations Before Income Taxes

Income from continuing operations before income taxes decreased $200,000, or 3.6%, from $5.5 million in the first six months of 2002 to $5.3 million in the first six months of 2003, as a result of the factors described above.

Income Taxes

The Company has provided for taxes at a 40% effective rate.

(Loss) from Discontinued Operations, net of Income Taxes

Loss from discontinued operations net of income taxes decreased from approximately $861,000 in the first six months of 2002 to approximately $647,000 in the first six months of 2003.  The loss recorded during 2002 is equal to net losses incurred in operating the Michigan construction equipment stores and D&D of approximately $455,000 and $406,000, respectively.  The loss recorded during 2003 includes the net operating results of D&D of approximately $647,000.

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

At June 30, 2003, the Company had working capital of approximately $4.7 million, including $21.7 million in cash and cash equivalents, $22.5 million in accounts receivable, $120.5 million in inventories, $9.3 million in assets held for sale, $1.5 million in prepaid expenses and $3.3 million in deferred income taxes, less $36.5 million of accounts payable and accrued expenses, $42.4 million of current maturities on long-term debt and advances outstanding under lines of credit, and $95.2 million outstanding under floor plan financing. The aggregate maximum borrowing limits under working capital lines of credit with its primary truck lender are approximately $13.5 million. Advances outstanding under this line of credit at June 30, 2003 were $13.5 million, leaving $0 available for future borrowings.  The Company has four separate secured lines-of-credit that provide for an aggregate maximum borrowing of $13.2 million.  Advances outstanding under these secured lines-of-credit in aggregate were $4.3 million, leaving $8.9 million available for future borrowings as of June 30, 2003.

For the first six months of 2003, operating activities resulted in net cash provided by operations of approximately $9.7 million.  Income from continuing operations of $3.2 million, decreases in accounts receivable, inventory and other current assets of $1.8 million, $2.1 million and $0.3 million respectively, a net loss on the disposal of fixed assets of $0.4 million, coupled with the provision for depreciation and amortization of $7.7 million more than offset net losses from discontinued operations of $0.6 million, an increase in the provision for deferred income taxes of $1.2 million and decreases in trade accounts payable and accrued expenses totaling $7.0 million.

During the first six months of 2003, the Company used $10.5 million in investing activities, including purchases of property and equipment of $8.0 million and cash paid for business acquisitions of $5.5 million offset by proceeds from the sale of property, and equipment of $3.1 million.

Net cash used in financing activities in the first six months of 2003 was $2.2 million.  Proceeds from additional notes payable of $6.0 million and draws on floor plan financing of $5.9 million were offset by payments on lines of credit of $4.6 million and principal payments on notes payable of $9.5 million.

Substantially all of the Company’s truck purchases from PACCAR, the manufacturer of Peterbilt trucks, are made on terms requiring payment within 15 days or less from the date of shipment of the trucks from the factory. The Company finances all, or substantially all, of the purchase price of its new truck inventory, and 75% of the loan value of its used truck inventory, under a floor plan arrangement with GMAC under which GMAC pays PACCAR directly with respect to new trucks. The Company makes monthly interest payments on the amount financed but is not required to commence loan principal repayments prior to sale on new vehicles to GMAC for a period of 12 months and for used vehicles for a period of three months. At June 30, 2003, the Company had approximately $87.4 million outstanding under its floor plan financing arrangement with GMAC. GMAC permits the Company to deposit, in overnight funds, up to 10.0% of the amount borrowed under its floor plan financing arrangement with GMAC, interest at the prime rate, less 0.90%.

Substantially all of the Company’s new construction equipment purchases are financed by John Deere and Citicapital.  The Company finances all, or substantially all, of the purchase price of its new equipment inventory, under its floor plan facilities.  The agreement with John Deere provides interest free financing for four months after which time the amount financed is required to be paid in full, or an immediate 2.25% discount with payment due in 30 days.  When the equipment is sold prior to the expiration of the four-month period, the Company is required to repay the principal within approximately 10 days of the sale.  Should the equipment financed by John Deere not be sold within the four month period, it is transferred to the John Deere or the Citicapital floor plan arrangements. The Company makes principal payments to Citicapital, for sold inventory, on the 15th day of each month.  Used and rental equipment is financed, to a maximum of book value, under a floor plan arrangement with Citicapital.  The Company makes monthly interest payments on the amount financed and is required to commence loan principal repayments on rental equipment as book value decreases.  Principal payments, for sold used equipment, are made the 15th day of each month following the sale.  The loans are collateralized by a lien on the equipment.  The Company’s floor plan agreements limit the aggregate amount of borrowings based on the book value of new and used equipment units.  As of June 30, 2003, the Company’s floor plan arrangement with Citicapital permits the financing of up to $17.5 million in construction equipment.  At June 30, 2003, the Company had $3.5 million outstanding under its floor plan financing arrangement with John Deere and $4.3 million outstanding under its floor plan financing arrangement with Citicapital.

Backlogs

The Company’s backlogs as of June 30, 2002 and 2003, were approximately $175 million and $125 million, respectively.  The Company enters firm orders into its backlog at the time the order is received.  Currently, customer orders are being filled in approximately one month and customers have historically placed orders expecting delivery within three to six months.  However, certain customers, including fleets and government entities, typically place orders up to one year in advance of their desired delivery date.  In the past, the Company has typically allowed customers to cancel orders at any time prior to delivery, and the Company’s level of cancellations is affected by general economic conditions, economic recessions and customer business cycles.  The Company expects to fill approximately 90% of these orders by December 31, 2003.

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

The Environmental Protection Agency (EPA), mandated that heavy-duty engine manufacturers meet new, stricter emissions guidelines, regarding nitrous oxides, for all engines built subsequent to October 1, 2002.  These new guidelines increased the price of a new heavy-duty truck approximately $3,000 to $8,000 per unit and possibly reduced the operating efficiency and life of the truck.  As a result, the Company experienced stronger than expected truck sales during the second half of 2002 as customers made purchases of trucks manufactured under the “old” emission laws.  The Company experienced a decline in new truck sales during the first half of 2003 as a result of the pre-buy experienced during the last half of 2002.  Although the Company expects new truck sales in the second half of 2003 to exceed new truck sales in the first half of 2003, the Company does not expect new truck sales in the second half of 2003 to exceed new truck sales resulting from the pre-buy experienced during the last half of 2002.

Termination of Dealership Agreements Upon a Change of Control

A substantial percentage of our revenues is derived from sales of Peterbilt trucks and John Deere products. Therefore, our business is highly dependant on the PACCAR and John Deere dealership agreements, which authorize us to sell Peterbilt and John Deere products in our market areas.  Our dealership agreements with PACCAR are terminable by PACCAR in the event the aggregate voting power of Mr. W. Marvin Rush (Mr. Rush) and his family decreases below 30% with respect to the election of directors.  The John Deere dealership agreements would similarly be terminable by John Deere if the aggregate voting power of Mr. Rush and his family were to decrease below 25%.  As of June 30, 2003, Mr. Rush and his family beneficially owned 2,867,860 shares of Class A and 2,867,860 shares of Class B Common Stock, or approximately 37% of the outstanding voting power.  The Company has no control over the transfer or disposition of the shares of Common Stock by Mr. Rush or by Mr. Rush’s estate.  If Mr. Rush were to sell his Common Stock or bequest his Common Stock to non-family members or if Mr. Rush’s estate were required to liquidate shares of Common Stock of the Company to pay estate taxes or otherwise, the change of control provisions of the dealership agreements described above would be triggered and could cause the Company to lose its critical right to sell Peterbilt and John Deere products.  Any loss of rights under its dealership agreements would have a severely adverse effect on the Company’s results of operations.

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

The Company is exposed to some market risk through interest rates, related to its floor plan borrowing arrangements, variable rate debt and discount rates related to finance sales.  Floor plan borrowings are based on the prime rate of interest and are used to meet working capital needs.  As of June 30, 2003, the Company had floor plan borrowings of approximately $95.2 million.  Assuming an increase in the prime rate of interest of 100 basis points, interest expense could increase by $952,000.  The interest rate variability on all other debt would not have a material adverse effect on the Company’s financial statements.  The Company provides all customer financing opportunities to various finance providers.  The Company receives all finance charges, in excess of a negotiated discount rate, from the finance providers within 30 days.  The negotiated discount rate is variable, thus subject to interest rate fluctuations.  This interest rate risk is mitigated by the Company’s ability to pass discount rate increases to customers through higher financing rates.

ITEM 4.                   CONTROLS AND PROCEDURES

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2003 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There has been no change in our internal controls over financial reporting that occurred during the three months ended June 30, 2003 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On March 6, 2003, Georgette Hawkins filed a lawsuit in the District Court of Guadalupe County, Texas, No. 03-0383-CV. Georgette Hawkins alleged damages of $1.75 million, plus accrued interest and attorneys fees, based on a promissory note issued by the Company in connection with an acquisition in 1998.  The Company does not believe that the suit will result in any material liability to the Company in excess of the promissory note included as a current liability in the financial statements of the Company as of June 30, 2003. In July 2003, the Company paid $1,700,000, plus $65,445 in accrued interest, and was released from all future obligations related to this note payable.

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

*31.1                    Certification of CEO pursuant to Rules 13a-14(a) and 15d-14(a) adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2                    Certification of CFO pursuant to Rules 13a-14(a) and 15d-14(a) adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1                    Certification of CEO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2                  Certification of CFO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*filed herewith

b)  Reports on Form 8-K

The Company filed a report with the Securities and Exchange Commission on Form 8-K on July 23, 2003 reporting its results for the second quarter of 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RUSH ENTERPRISES, INC.

Date:	August 14, 2003	By:	/S/ W. MARVIN RUSH
		Name:	W. Marvin Rush
		Title:	Chairman and Chief Executive Officer
(Principal Executive Officer)

Date:	August 14, 2003	By:	/S/ MARTIN A. NAEGELIN, JR.
		Name:	Martin A. Naegelin, Jr.
		Title:	Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)