Form 10-Q
period 2003-09-30
RUSH ENTERPRISES INC \TX\
filed 2003-11-14
CIK 1012019

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 or the Act).   Yes   ☐    No   ☒

Indicated below is the number of shares outstanding of the registrant’s only class of common stock, as of September 30, 2003.

Title of Class	Number of Shares Outstanding
Class A Common Stock, $.01 Par Value	7,003,610
Class B Common Stock, $.01 Par Value	7,003,691

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

RUSH ENTERPRISES, INC., AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2003 AND DECEMBER 31, 2002

(In Thousands, Except Shares and Per Share Amounts)

	September 30, 2003	December 31, 2002
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$22,225	$24,763
Accounts receivable, net	26,316	24,935
Inventories	134,938	115,333
Assets held for sale	9,346	16,962
Prepaid expenses and other	1,228	1,764
Deferred income taxes	2,969	4,375

Total current assets	197,022	188,132

PROPERTY AND EQUIPMENT, net	117,164	117,859

OTHER ASSETS, net	43,063	38,519

Total assets	$357,249	$344,510

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Floor plan notes payable	$107,904	$89,288
Current maturities of long-term debt	22,738	24,958
Advances outstanding under lines of credit	17,413	22,395
Trade accounts payable	13,722	15,082
Accrued expenses	27,139	28,414
Total current liabilities	188,916	180,137

LONG-TERM DEBT, net of current maturities	67,147	69,958

DEFERRED INCOME TAXES, net	15,777	14,720

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Common stock, par value $.01 per share; 50,000,000 shares authorized; 14,004,088 shares outstanding in 2002 and 14,007,301shares outstanding in 2003	140	140
Additional paid-in capital	39,155	39,155
Retained earnings	46,114	40,400

Total shareholders’ equity	85,409	79,695

Total liabilities and shareholders’ equity	$357,249	$344,510

The accompanying notes are an integral part of these consolidated financial statements.

RUSH ENTERPRISES, INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Amounts)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
REVENUES:
New and used truck sales	$140,641	$156,224	$343,487	$357,553
Parts and service	67,053	54,930	186,135	160,519
Construction equipment sales	6,102	5,080	20,278	17,521
Lease and rental	6,549	6,244	18,992	18,643
Finance and insurance	1,619	1,661	4,550	3,974
Other	831	714	2,228	1,637

Total revenues	222,795	224,853	575,670	559,847

COST OF PRODUCTS SOLD	181,373	185,795	461,655	453,640

GROSS PROFIT	41,422	39,058	114,015	106,207

SELLING, GENERAL AND ADMINISTRATIVE	32,306	29,804	92,249	83,955

DEPRECIATION AND AMORTIZATION	2,263	2,158	6,705	6,467

OPERATING INCOME	6,853	7,096	15,061	15,785

INTEREST EXPENSE, NET	1,580	1,650	4,741	4,877

GAIN ON SALE OF ASSETS	43	99	342	111

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	5,316	5,545	10,662	11,019

PROVISION FOR INCOME TAXES	2,126	2,218	4,265	4,408

INCOME FROM CONTINUING OPERATIONS	3,190	3,327	6,397	6,611

(LOSS) FROM DISCONTINUED OPERATIONS, NET	(36)	(431)	(683)	(1,292)

NET INCOME	$3,154	$2,896	$5,714	$5,319

EARNINGS PER COMMON SHARE - BASIC
Income from continuing operations	$.23	$.24	$.46	$.47
Net income	$.23	$.21	$.41	$.38
EARNINGS PER COMMON SHARE - DILUTED
Income from continuing operations	$.21	$.23	$.43	$.46
Net income	$.21	$.20	$.39	$.37

Weighted average shares outstanding:

Basic	14,007	14,004	14,007	14,004

Diluted	15,079	14,635	14,720	14,504

The accompanying notes are an integral part of these consolidated financial statements.

RUSH ENTERPRISES, INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Nine Months Ended September 30,
	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Income from continuing operations	$6,397	$6,611
Adjustments to reconcile net income to net cash provided by operating activities
(Loss) from discontinued operations	(683)	(1,292)
Depreciation and amortization	11,630	11,949
(Gain) loss on sale of property and equipment	406	(334)
Provision for deferred income tax expense	2,463	2,253
Change in accounts receivable, net	(1,381)	(2,231)
Change in inventories	(12,400)	(31,961)
Change in prepaid expenses and other, net	536	(19)
Change in trade accounts payable	(1,360)	(1,243)
Change in accrued expenses	(1,275)	2,911

Net cash provided by operating activities	4,333	(13,356)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(13,826)	(10,571)
Proceeds from the sale of property and equipment	3,938	1,608
Business acquisitions	(5,515)	—
Change in other assets	(13)	282

Net cash used in investing activities	(15,416)	(8,681)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt issuance	10,695	9,170
Principal payments on debt	(15,726)	(12,431)
(Payments) draws on lines of credit, net	(4,982)	(1,122)
Draws on floor plan notes payable, net	18,616	26,776
Debt issuance costs	(58)	(11)

Net cash provided by (used in) financing activities	8,545	22,382

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(2,538)	345

CASH AND CASH EQUIVALENTS, beginning of period	24,763	19,852

CASH AND CASH EQUIVALENTS, end of period	$22,225	$20,197

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for-
Interest	$5,355	$4,613
Income taxes	$396	$774

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

2 – Goodwill and Other Intangible Assets

Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets,” addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes the Auditing Practices Board (“APB”) Opinion No. 17, “Intangible Assets.”  SFAS 142 addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition.  This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements.  The provisions of SFAS 142 became effective January 1, 2002.  SFAS 142 requires, in lieu of amortization, an annual impairment review of goodwill.  The Company performs its annual review during the fourth quarter of each year and therefore did not record an impairment charge related to goodwill during the third quarter of 2003.  However, the Company is exposed to the possibility that changes in market conditions could result in significant impairment charges in the future, thus resulting in a potential increase in earnings volatility.

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

The Company adopted Statement of Financial Accounting Standards No. 144 (“SFAS 144”) effective January 1, 2002.  Accordingly, the results of these businesses are reported as discontinued operations in the Company’s unaudited consolidated statements of operations for all periods presented, and excluded from business segment information.  Similarly, certain assets of these businesses have been separately identified in the consolidated balance sheet as being held for sale.  The Company is attempting to complete the sale of these assets by December 31, 2003.  Depreciation and amortization expense are no longer being recorded with respect to the assets of these businesses in accordance with SFAS 144.  These assets are recorded at estimated fair value less cost to sell at September 30, 2003.  Changes in the estimated fair value will be recorded in future periods as determined.

Net sales and earnings (loss) before income taxes related to the discontinued businesses were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Michigan Construction Equipment Stores
Net Sales	$—	$9,604	$251	$28,411

(Loss) before income taxes	—	(151)	—	(910)
Income tax income benefit	—	60	—	364
Net (loss) from discontinued operations	$—	$(91)	$—	$(546)

Retail Segment Stores (D&D)
Net Sales	$3,179	$8,788	$13,340	$28,596

(Loss) before income taxes	(60)	(567)	(1,139)	(1,243)
Income tax income benefit	24	227	456	497
Net (loss) from discontinued operations	$(36)	$(340)	$(683)	$(746)

The major classes of assets of the discontinued operations classified as held for sale and included in the unaudited consolidated balance sheet were as follows (in thousands):

	September 30, 2003	December 31, 2002

Inventories	$3,017	$10,218

Property and equipment, net	6,329	6,744

Assets held for sale	$9,346	$16,962

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

5 - Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Numerator:
Net income- numerator for basic and diluted earnings per share	$3,154,000	$2,896,000	$5,714,000	$5,319,000

Denominator:
Denominator for basic earnings per share- weighted average shares	14,007,301	14,004,088	14,007,301	14,004,088
Effect of dilutive securities:
Employee and Director stock options	1,071,199	531,470	712,560	500,760
Denominator for diluted earnings per share-adjusted weighted average shares	15,078,500	14,535,558	14,719,861	14,504,848

Basic earnings per share	$.23	$.21	$.41	$.38

Diluted earnings per share	$.21	$.20	$.39	$.37

6 -  Stock Options

In October 1995, Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation,” was issued.  SFAS 123 defines a fair value based method of accounting for employee stock options or similar equity instruments and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans.  Under the fair value based method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period of the award, which is usually the vesting period.  However, SFAS 123 also allows entities to continue to measure compensation costs for employee stock compensation plans using the intrinsic value method of accounting prescribed by APB Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.”  Because the Company has elected to continue to follow APB 25, SFAS 123 requires disclosure of pro forma net income and earnings per share as if the new fair value accounting method was adopted.

If the Company had adopted the fair value accounting method under SFAS 123, the Company’s net income and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Income from continuing operations
As reported	$3,190	$3,327	$6,397	$6,611
Pro forma	2,904	2,920	5,706	5,786

Basic earnings per share-
As reported	$0.23	$0.24	$0.46	$0.47
Pro forma	0.21	0.21	0.41	0.41

Diluted earnings per share-
As reported	$0.21	$0.23	$0.43	$0.46
Pro forma	0.19	0.20	0.39	0.40

Net income
As reported	$3,154	$2,896	$5,714	$5,319
Pro forma	2,868	2,489	5,023	4,494

Basic earnings per share-
As reported	$0.23	$0.21	$0.41	$0.38
Pro forma	0.20	0.18	0.36	0.32

Diluted earnings per share-
As reported	$0.21	$0.20	$0.39	$0.37
Pro forma	0.19	0.17	0.34	0.31

The fair value of these options was estimated using a Black-Scholes option pricing model.

7 - Segment Information

The FASB issued Statement of Financial Accounting Standards No. 131 (“SFAS 131”), “Disclosures about Segments of an Enterprise and Related Information.”  SFAS 131 requires that public business enterprises report certain information about operating segments in complete sets of financial statements of the enterprise and in condensed financial statements of interim periods issued to shareholders.  SFAS 131 also requires that public business enterprises report certain information about their products and services, the geographic areas in which they operate, and their major customers.

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

The Company accounts for inter-segment sales and transfers at current market prices as if the sales or transfers were to third parties.  There were no material inter-segment sales during the quarters ended September 30, 2003 and 2002.

The Company’s reportable segments are strategic business units that offer different products and services.  They are managed separately because each business requires different technology and marketing strategies.  Business units were maintained through expansion and acquisitions.  The following table contains summarized information about reportable segment profit or loss and segment assets, for the periods ended September 30, 2003 and 2002 (in thousands):

	Heavy-Duty Truck Segment	Construction Equipment Segment	All Other	Totals

Three months ended September 30, 2003

Revenues from external customers	$211,244	$9,533	$2,018	$222,795
Segment income from continuing operations before taxes	4,758	590	(32)	5,316
Segment assets	321,621	15,392	10,529	347,542

Nine months ended September 30, 2003

Revenues from external customers	$540,106	$30,121	$5,443	$575,670
Segment income from continuing operations before taxes	9,277	1,264	121	10,662
Segment assets	321,621	15,392	10,529	347,542

Three months ended September 30, 2002

Revenues from external customers	$214,515	$8,441	$1,897	$224,853
Segment income from continuing operations before taxes	4,993	427	125	5,545
Segment assets	290,456	18,529	9,505	318,490

Nine months ended September 30, 2002

Revenues from external customers	$527,139	$27,022	$5,686	$559,847
Segment income from continuing operations before taxes	9,641	1,002	376	11,019
Segment assets	290,456	18,529	9,505	318,490

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

In November 2002, FASB issued Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.”  FIN 45 elaborates on the existing disclosure requirements for most guarantees,  including residual value guarantees issued in conjunction with operating lease agreements.  It also clarifies that at the time a company issues a guarantee, we must recognize an initial liability for the fair value of the obligation it assumes under that guarantee and must disclose that information in its interim and annual financial statements.  The initial recognition and measurement provisions apply on a prospective basis to guarantees issued or modified after December 31,  2002.  The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. We have adopted FIN 45 and it did not have a material impact on our financial position or results of operations.

In December 2002, FASB issued Statement of Financial Accounting Standards No. 148 (“SFAS 148”),  “Accounting for Stock-Based Compensation – Transition and Disclosure.”  SFAS 148 amends SFAS 123 to provide alternate methods of transition for an entity that changes to the fair-value method of accounting for stock-based employee compensation.  In addition, SFAS 148 amends the disclosure provisions of SFAS 123 to require expanded and more prominent disclosure of the effects of an entity’s accounting policy in the summary of significant accounting policies section with respect to stock-based employee compensation.  The amendment of the annual disclosure requirements of SFAS 123 is effective for fiscal years ending after December 15, 2002.  We have included the amended disclosure requirement of SFAS 148 in the Notes to Consolidated Financial   Statements,  Note  6, “Stock Options.”

9 – Subsequent Events

Effective November 1, 2003, the Company sold certain assets of its wholly owned subsidiary, Rush Truck Centers of Louisiana, Inc.  The transaction was valued at approximately $5.5 million and paid in cash.  The company will recognize a gain on sale of assets of approximately $1.7 million in the fourth quarter of 2003.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Certain statements contained in this Form 10-Q are “forward-looking statements” within the meaning of the Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended.  Specifically, all statements other than statements of historical fact included in this Form 10-Q regarding the Company’s financial position, business strategy and plans and objectives of management of the Company for future operations are forward-looking statements.  These forward-looking statements are based on the beliefs of the Company’s management as well as assumptions made by and information currently available to the Company’s management.  When used in this report, the words “anticipate,” “believe,” “estimate,” “expect” and “intend” and words or phrases of similar import, as they relate to the Company or its subsidiaries or Company management, are intended to identify forward-looking statements.  Such statements reflect the current view of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions related to certain factors including, without limitation, competitive factors, general economic conditions, cyclicality, economic conditions in the new and used truck and equipment markets, customer relations, relationships with vendors, the interest rate environment, governmental regulation and supervision, seasonality, distribution networks, product introductions and acceptance, technological change, changes in industry practices, onetime events and other factors described herein and in the Company’s Registration Statement on Form S-1 (File No. 333-03346) and in the Company’s annual, quarterly and other reports filed with the Securities and Exchange Commission (collectively, “cautionary statements”).  Although the Company believes that its expectations are reasonable, it can give no assurance that such expectations will prove to be correct.  Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended.  All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the applicable cautionary statements.  The Company does not intend to update these forward-looking statements.

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

Since acquiring D & D Farm and Ranch Supermarket, Inc. in 1998, the Company had grown to operate three Rush Retail Centers located in the greater San Antonio, Houston and Dallas/Fort Worth, Texas areas.  D&D, a one-stop shopping center for farm and ranch supplies, sells inventory which includes hardware, lawn and garden tools and machines, tack, veterinary supplies, fencing, livestock feed, guards, gates, chutes and trailers, saddles, boots, designer western wear, jewelry and many other farm and ranch supplies. D&D is currently being operated as a discontinued operation pending disposal.

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

Other Assets

Other assets consist primarily of goodwill related to acquisitions and other intangible assets.  As stated in Note 2, SFAS 142, provides that goodwill and other intangible assets that have indefinite useful lives will not be amortized, but instead must be tested at least annually for impairment, and intangible assets that have finite useful lives should continue to be amortized over their useful lives.  SFAS 142 also provides specific guidance for testing goodwill and other non-amortized intangible assets for impairment.  The Statement requires management to make certain estimates and assumptions in order to allocate goodwill to reporting units and to determine the fair value of reporting unit net assets and liabilities, including, among other things, an assessment of market condition, projected cash flows, interest rates and growth rates, which could significantly impact the reported value of goodwill and other intangible assets.  SFAS 142 requires, in lieu of amortization, an annual impairment review of goodwill.  The Company performs its annual review during the fourth quarter of each year and therefore did not record an impairment charge related to goodwill during the third quarter of 2003.  Furthermore, SFAS 142 exposes the Company to the possibility that changes in market conditions could result in significant impairment charges in the future, thus resulting in a potential increase in earnings volatility.

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

Results of Operations

The following discussion and analysis includes the Company’s historical results of operations for the three and nine months ended September 30, 2003 and 2002.

The following table sets forth for the periods indicated certain financial data as a percentage of total revenues:

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002

New and used truck sales	63.1%	69.5%	59.7%	63.9%
Parts and service	30.1	24.4	32.3	28.7
Construction equipment sales	2.7	2.3	3.5	3.1
Lease and rental	3.0	2.8	3.3	3.3
Finance and insurance	0.7	0.7	0.8	0.7
Other	0.4	0.3	0.4	0.3
Total revenues	100.0	100.0	100.0	100.0
Cost of products sold	81.4	82.6	80.2	81.0
Gross profit	18.6	17.4	19.8	19.0
Selling, general and administrative	14.5	13.3	16.0	15.0
Depreciation and amortization	1.0	1.0	1.2	1.2
Operating income	3.1	3.1	2.6	2.8
Interest expense, net	0.7	0.7	0.8	0.9
Gain on sale of assets	—	—	0.1	—
Income from continuing operations before income taxes	2.4	2.4	1.9	1.9
Provision for income taxes	1.0	1.0	0.7	0.8
Income from continuing operations	1.4	1.4	1.2	1.1
(Loss) from discontinued operations, net	—	(0.2)	(0.1)	(0.2)
Net Income	1.4%	1.2%	1.1%	0.9%

Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002

Revenues

Revenues decreased $2.1 million, or 0.9%, from $224.9 million in the third quarter of 2002 to $222.8 million in the third quarter of 2003. Sales of new and used trucks decreased $15.6 million, or 10.0%, from $156.2 million in the third quarter of 2002 to $140.6 million in the third quarter of 2003.  In the third quarter of 2003, unit sales of new trucks decreased by 17.6% from the third quarter of 2002 and the new truck average revenue per unit increased by 2.4% over the average revenue per unit for the third quarter of 2002. In the third quarter of 2003, unit sales of used trucks increased 27.4% over the third quarter of 2002, and used truck average revenue per unit increased 6.53% over the average revenue per unit in the third quarter of 2002.  Approximately $18.1 million of new and used truck sales in the third quarter of 2003 is attributable to the Orange County and Peterbilt of Mobile acquisitions with same store new and used truck sales decreasing $33.7 million compared to the third quarter of 2002.  The same store decline in new truck sales is attributable to the pre-buy experienced during the last half of 2002 caused by emission law changes effective October 1, 2002.

Parts and service sales increased $12.2 million, or 22.2%, from $54.9 million in the third quarter of 2002 to $67.1 million in the third quarter of 2003.  Approximately $5.5 million of the increase is attributable to the Orange County and Peterbilt of Mobile acquisitions with the remainder related to same store growth.

Sales of new and used construction equipment increased $1.0 million or 19.6%, from $5.1 million in the third quarter of 2002 to $6.1 million in the third quarter of 2003.  The increase is attributable to Company’s concerted efforts to be more active in used equipment sales and increase its customer base in the Houston, Texas area.

Lease and rental revenues increased slightly, from $6.2 million in the third quarter of 2002 to $6.5 million in the third quarter of 2003.

Finance and insurance revenues decreased slightly from $1.7 million in the third quarter of 2002 to $1.6 million in the third quarter of 2003.  Finance and insurance revenues have limited direct costs and, therefore, contribute a disproportionate share of operating profits.

Gross Profit

Gross profit increased $2.3 million, or 5.9%, from $39.1 million in the third quarter of 2002 to $41.4 million in the third quarter of 2003.  Gross profit as a percentage of sales increased from 17.4% in the third quarter of 2002 to 18.6% in the third quarter of 2003.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $2.5 million, or 8.4%, from $29.8 million in the third quarter of 2002 to $32.3 million in the third quarter of 2003. Approximately $2.0 million of this increase is directly related to the acquisition of Orange County and Peterbilt of Mobile, with the remainder related to facility expansions and increased insurance costs.  Selling, general and administrative expenses as a percentage of sales increased slightly from 13.3% in the third quarter of 2002 to 14.5% in the third quarter of 2003.

Interest Expense

Interest expense decreased slightly from $1.7 million in the third quarter of 2002 to $1.6 million in the third quarter of 2003.

Gain on Sale of Assets

The Company recorded a pretax gain of $43,000, during the third quarter of 2003. This gain is primarily related to the replacement of fixed assets used in the operation of the business.

Income from Continuing Operations Before Income Taxes

Income from continuing operations before income taxes decreased $200,000, or 3.6%, from $5.5 million in the third quarter of 2002 to $5.3 million in the third quarter of 2003, as a result of the factors described above.

Income Taxes

The Company has provided for taxes at a 40% effective rate.

(Loss) from Discontinued Operations, net of Income Taxes

Loss from discontinued operations net of income taxes decreased from approximately $431,000 in the third quarter of 2002 to approximately $36,000 in the third quarter of 2003.  The loss recorded during 2002 is equal to net losses incurred in operating the Michigan construction equipment stores and D&D of approximately $91,000 and $340,000, respectively.  The loss recorded during 2003 includes net operating results of D&D of approximately $36,000.

Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002

Revenues

Revenues increased $15.9 million, or 2.8%, from $559.8 million in the first nine months of 2002 to $575.7 million in the first nine months of 2003. Sales of new and used trucks decreased $14.1 million, or 3.9%, from $357.6 million in the first nine months of 2002 to $343.5 million in the first nine months of 2003.  In the first nine months of 2003, unit sales of new trucks decreased by 12.5% and the new truck average revenue per unit increased by 5.3% compared to the first nine months of 2002.  In the first nine months of 2003, unit sales of used trucks increased 15.3%, and used truck average revenue per unit increased by 4.7% compared to the first nine months of 2002.  Approximately $40.0 million of new and used truck sales in the first nine months of 2003 is attributable to the Orange County and Peterbilt of Mobile acquisitions with same store new and used truck sales decreasing $54.0 million compared to the first nine months of 2002.  The same store decline in new truck sales is attributable to the pre-buy experienced during the last half of 2002 caused by emission law changes effective October 1, 2002.

Parts and service sales increased $25.6 million, or 16.0%, from $160.5 million in the first nine months of 2002 to $186.1 million in the first nine months of 2003.  Approximately $13.1 million of the increase is attributable to the Orange County and Peterbilt of Mobile acquisitions with the remainder related to same store growth.

Sales of new and used construction equipment increased $2.8 million or 16.0%, from $17.5 million in the first nine months of 2002 to $20.3 million in the first nine months of 2003. The increase in sales is attributable to the focus on used equipment sales and the ability to concentrate efforts at one location in Houston, Texas.

Lease and rental revenues increased $400,000 or 2.2%, from $18.6 million in the first nine months of 2002 to $19.0 million in the first nine months of 2003.

Finance and insurance revenues increased $600,000, or 15.0%, from $4.0 million in the first nine months of 2002 to $4.6 million in the first nine months of 2003.  Finance and insurance revenues have limited direct costs and, therefore, contribute a disproportionate share of operating profits.

Gross Profit

Gross profit increased $7.8 million, or 7.3%, from $106.2 million in the first nine months of 2002 to $114.0 million in the first nine months of 2003.  Gross profit as a percentage of sales increased from 19.0% in the first nine months of 2002 to 19.8% in the first nine months of 2003.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $8.2 million, or 9.8%, from $84.0 million in the first nine months of 2002 to $92.2 million in the first nine months of 2003. Approximately $5.4 million of this increase is directly related to the acquisition of Orange County and Peterbilt of Mobile, with the remainder related to facility expansions and increased insurance costs.  Selling, general and administrative expenses as a percentage of sales increased from 15.0% in the first nine months of 2002 to 16.0% in the first nine months of 2003.

Interest Expense

Interest expense decreased from $4.9 million in the first nine months of 2002 to $4.7 million in the first nine months of 2003.

Gain on Sale of Assets

The Company recorded a pretax gain of $342,000, during the first nine months of 2003. This gain is primarily related to the replacement of fixed assets used in the operation of the business and the sale of real estate.

Income from Continuing Operations Before Income Taxes

Income from continuing operations before income taxes decreased $300,000, or 2.7%, from $11.0 million in the first nine months of 2002 to $10.7 million in the first nine months of 2003, as a result of the factors described above.

Income Taxes

The Company has provided for taxes at a 40% effective rate.

(Loss) from Discontinued Operations, net of Income Taxes

Loss from discontinued operations net of income taxes decreased from approximately $1,292,000 in the first nine months of 2002 to approximately $683,000 in the first nine months of 2003.  The loss recorded during 2002 is equal to net losses incurred in operating the Michigan construction equipment stores and D&D of approximately $546,000 and $746,000, respectively.  The loss recorded during 2003 includes the net operating results of D&D of approximately $683,000.

Liquidity and Capital Resources

The Company’s short-term cash needs are primarily for working capital, including inventory requirements, expansion of existing facilities and the acquisition of new facilities.  These short-term cash needs have historically been financed with retained earnings and borrowings under credit facilities available to the Company.

At September 30, 2003, the Company had working capital of approximately $8.1 million, including $22.2 million in cash and cash equivalents, $26.3 million in accounts receivable, $134.9 million in inventories, $9.3 million in assets held for sale, $1.2 million in prepaid expenses and $3.0 million in deferred income taxes, less $40.9 million of accounts payable and accrued expenses, $40.2 million of current maturities on long-term debt and advances outstanding under lines of credit, and $107.9 million outstanding under floor plan financing. The aggregate maximum borrowing limits under working capital lines of credit with its primary truck lender are approximately $13.5 million. Advances outstanding under this line of credit at September 30, 2003 were $13.5 million, leaving $0 available for future borrowings.  The Company has four separate secured lines-of-credit that provide for an aggregate maximum borrowing of $12.7 million.  Advances outstanding under these secured lines-of-credit in aggregate were $3.9 million, leaving $8.8 million available for future borrowings as of September 30, 2003.

During the first nine months of 2003, operating activities resulted in net cash provided by operations of approximately $4.3 million.  Cash provided by operations was primarily due to income from continuing operations of $6.4 million, depreciation and amortization of $11.6 million and the provision for deferred income tax expense of $2.5 million, which was partially offset by increases in accounts receivable of $1.4 million and inventory of $12.4 million and decreases in trade accounts payable and accrued expenses totaling $2.6 million.

During the first nine months of 2003, the Company used $15.4 million in investing activities, including purchases of property and equipment of $13.8 million and cash paid for business acquisitions of $5.5 million offset by proceeds from the sale of property, and equipment of $3.9 million.

Net cash used in financing activities in the first nine months of 2003 was $8.5 million.  Proceeds from additional notes payable of $10.7 million and draws on floor plan financing of $18.6 million were offset by payments on lines of credit of $5.0 million and principal payments on notes payable of $15.7 million.

Substantially all of the Company’s truck purchases from PACCAR, the manufacturer of Peterbilt trucks, are made on terms requiring payment within 15 days or less from the date of shipment of the trucks from the factory.  The Company finances all, or substantially all, of the purchase price of its new truck inventory, and 75% of the loan value of its used truck inventory, under a floor plan arrangement with GMAC under which GMAC pays PACCAR directly with respect to new trucks.  The Company makes monthly interest payments on the amount financed but is not required to commence loan principal repayments prior to sale on new vehicles to GMAC for a period of 12 months and for used vehicles for a period of three months.  At September 30, 2003, the Company had approximately $102.3 million outstanding under its floor plan financing arrangement with GMAC.

Substantially all of the Company’s new construction equipment purchases are financed by John Deere and Citicapital.  The Company finances all, or substantially all, of the purchase price of its new equipment inventory, under its floor plan facilities.  The agreement with John Deere provides interest free financing for four months after which time the amount financed is required to be paid in full, or an immediate 2.25% discount with payment due in 30 days.  When the equipment is sold prior to the expiration of the four-month period, the Company is required to repay the principal within approximately 10 days of the sale.  Should the equipment financed by John Deere not be sold within the four month period, it is transferred to the John Deere or the Citicapital floor plan arrangements. The Company makes principal payments to Citicapital for sold inventory on the 15th day of each month.  Used and rental equipment is financed, to a maximum of book value, under a floor plan arrangement with Citicapital.  The Company makes monthly interest payments on the amount financed and is required to commence loan principal repayments on rental equipment as book value decreases.  Principal payments for sold used equipment are made on the 15th day of each month following the sale.  The loans are collateralized by a lien on the equipment.  The Company’s floor plan agreements limit the aggregate amount of borrowings based on the book value of new and used equipment units.  As of September 30, 2003, the Company’s floor plan arrangement with Citicapital permits the financing of up to $17.5 million in construction equipment.  At September 30, 2003, the Company had $1.3 million outstanding under its floor plan financing arrangement with John Deere and $4.3 million outstanding under its floor plan financing arrangement with Citicapital.

Backlogs

The Company’s backlog as of September 30, 2002 was approximately $175 million and the Company’s backlog as of September 30, 2003 was approximately $140 million.  The Company enters firm orders into its backlog at the time the order is received.  Currently, customer orders are being filled in approximately one month and customers have historically placed orders expecting delivery within three to six months.  However, certain customers, including fleets and government entities, typically place orders up to one year in advance of their desired delivery date.  In the past, the Company has typically allowed customers to cancel orders at any time prior to delivery, and the Company’s level of cancellations is affected by general economic conditions, economic recessions and customer business cycles.  The Company expects to fill approximately 90% of the backlogged orders by December 31, 2003.

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

Cyclicality

The Company’s business, as well as the entire retail heavy-duty truck industry, is dependent on a number of factors relating to general economic conditions, including fuel prices, interest rate fluctuations, economic recessions and customer business cycles. In addition, unit sales of new trucks have historically been subject to substantial cyclical variation based on such general economic conditions.  The industry forecasts United States new heavy-duty truck annual sales to steadily increase from approximately 148,000 units in 2003 to approximately 230,000 units in 2006.  Although the Company believes that its geographic expansion and diversification into truck-related services, including financial services, leasing, rentals and service and parts, will reduce the overall impact to the Company resulting from general economic conditions affecting heavy-duty truck sales, the Company’s operations will continue to be adversely affected by any continuation or renewal of general downward economic pressures or adverse cyclical trends.

Environmental Standards and Other Governmental Regulations

Our operations are subject to numerous federal, state and local laws and regulations, including laws and regulations designed to protect the environment and to regulate the discharge of materials into the environment.

The Environmental Protection Agency (EPA), mandated that heavy-duty engine manufacturers meet new, stricter emissions guidelines, regarding nitrous oxides, for all engines built subsequent to October 1, 2002.  These new guidelines increased the price of a new heavy-duty truck approximately $3,000 to $8,000 per unit and possibly reduced the operating efficiency and life of the truck.  As a result, the Company experienced stronger than expected truck sales during the second half of 2002 as customers made purchases of trucks manufactured under the “old” emission laws.  The Company experienced a decline in new truck sales during the first nine months of 2003 compared to the first nine months of 2002, which the Company believes to be a result of the pre-buy experienced during 2002.

Termination of Dealership Agreements Upon a Change of Control

A substantial percentage of our revenues is derived from sales of Peterbilt trucks and John Deere products. Therefore, our business is highly dependant on the PACCAR and John Deere dealership agreements, which authorize us to sell Peterbilt and John Deere products in our market areas.  Our dealership agreements with PACCAR are terminable by PACCAR in the event the aggregate voting power of Mr. W. Marvin Rush (Mr. Rush) and his family decreases below 30% with respect to the election of directors.  The John Deere dealership agreements would similarly be terminable by John Deere if the aggregate voting power of Mr. Rush and his family were to decrease below 25%.  As of September 30, 2003, Mr. Rush and his family beneficially owned 2,867,860 shares of Class A and 2,867,860 shares of Class B Common Stock, or approximately 37% of the outstanding voting power.  The Company has no control over the transfer or disposition of the shares of Common Stock by Mr. Rush or by Mr. Rush’s estate.  If Mr. Rush were to sell his Common Stock or bequest his Common Stock to non-family members or if Mr. Rush’s estate were required to liquidate shares of Common Stock of the Company to pay estate taxes or otherwise, the change of control provisions of the dealership agreements described above would be triggered and could cause the Company to lose its critical right to sell Peterbilt and John Deere products.  Any loss of rights under its dealership agreements would have a severely adverse effect on the Company’s results of operations.

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

The Company is exposed to some market risk through interest rates, related to its floor plan borrowing arrangements, variable rate debt and discount rates related to finance sales.  Floor plan borrowings are based on the prime rate of interest and are used to meet working capital needs.  As of September 30, 2003, the Company had floor plan borrowings of approximately $107.9 million.  Assuming an increase in the prime rate of interest of 100 basis points, interest expense could increase by $1.1 million.  The interest rate variability on all other debt would not have a material adverse effect on the Company’s financial statements.  The Company provides all customer financing opportunities to various finance providers.  The Company receives all finance charges, in excess of a negotiated discount rate, from the finance providers within 30 days.  The negotiated discount rate is variable, thus subject to interest rate fluctuations.   This interest rate risk is mitigated by the Company’s ability to pass discount rate increases to customers through higher financing rates.

ITEM 4. CONTROLS AND PROCEDURES

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2003 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There has been no change in our internal controls over financial reporting that occurred during the three months ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On March 6, 2003, Georgette Hawkins filed a lawsuit in the District Court of Guadalupe County, Texas, No. 03-0383-CV. Georgette Hawkins alleged damages of $1.75 million, plus accrued interest and attorneys fees, based on a promissory note issued by the Company in connection with an acquisition in 1998.  In July 2003, the Company paid Georgette Hawkins $1,700,000 plus $65,445 in accrued interest and was released from all future obligations related to the promissory note.

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

ITEM 2.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following matters were voted upon at the Annual Meeting of Stockholders held on July 2, 2003, and received the votes set forth below:

1.                                       All of the following persons nominated were elected to serve as directors and received the number of votes set forth opposite their respective names:

Name	Number of Votes	Number of Votes Withheld

W. Marvin Rush	12,920,847	108,700
W.M. “Rusty” Rush	12,920,947	108,600
Ronald J. Krause	12,813,647	215,900
John D. Rock	12,813,647	215,900
Harold D. Marshall	12,813,647	215,900

2.                                       A proposal to ratify the appointment of Ernst & Young LLP as Independent Public Accountants received 13,019,547 votes FOR and 6,600 votes AGAINST, with 3,400 abstentions.

ITEM 3.  EXHIBITS AND REPORTS ON FORM 8-K

a) Exhibits

3.1

Amended and Restated Articles of Incorporation of the Registrant (incorporated herein by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q, for the quarter ended September 30, 2000).

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

*filed herewith

b) Reports on Form 8-K

The Company filed a report with the Securities and Exchange Commission on Form 8-K on October 21, 2003 reporting its results for the third quarter of 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RUSH ENTERPRISES, INC.

Date: November 14, 2003	By:	/S/ W. MARVIN RUSH
Name: W. Marvin Rush
Title: Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2003	By:	/S/ MARTIN A. NAEGELIN, JR.
Name: Martin A. Naegelin, Jr.
Title: Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)