Form 10-K
period 2003-12-31
RUSH ENTERPRISES INC \TX\
filed 2004-03-30
CIK 1012019

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2003 was $39,874,477 based upon the last sales price on June 30, 2003 on the NASDAQ National Market of $4.55 for the Company’s Class A Common Stock and $4.82 for the Company’s Class B Common Stock.

The registrant had 7,055,726 shares of Class A Common Stock and 7,055,812 shares of Class B Common Stock outstanding on March 8, 2004.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of registrant’s definitive proxy statement for the registrant’s 2004 Annual Meeting of
Shareholders, to be filed with the Securities and Exchange Commission not later than April 30, 2004, are incorporated by reference into Part III of this Form 10-K.

RUSH ENTERPRISES, INC.

Index to Form 10-K

Year ended December 31, 2003

Certain statements contained in this Form 10-K, including, but not limited to, statements made in this Item 1, “Business,” and those made in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are “forward-looking statements” within the meaning of the Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended.  Specifically, all statements other than statements of historical fact included in this Form 10-K regarding the Company’s financial position, business strategy and plans and objectives of management of the Company for future operations are forward-looking statements.  These forward-looking statements are based on the beliefs of the Company’s management as well as assumptions made by and information currently available to the Company’s management.  When used in this report, the words “anticipate,” “believe,” “estimate,” “expect” and “intend” and words or phrases of similar import, as they relate to the Company or its subsidiaries or Company management, are intended to identify forward-looking statements.  Such statements reflect the current view of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions related to certain factors including, without limitation, competitive factors, general economic conditions, cyclicality, economic conditions in the new and used truck and equipment markets, customer relations, relationships with vendors, the interest rate environment, governmental regulation and supervision, seasonality, distribution networks, product introductions and acceptance, technological change, changes in industry practices, onetime events and other factors described herein and in the Company’s Registration Statement on Form S-1 (File No. 333-03346) and in the Company’s annual, quarterly and other reports filed with the Securities and Exchange Commission (collectively, “cautionary statements”).  Although the Company believes that its expectations are reasonable, it can give no assurance that such expectations will prove to be correct.  Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected, or intended.  All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the applicable cautionary statements.  The Company does not intend to update these forward-looking statements.

PART I

Item 1.  Business

References herein to the “Company,” “Rush Enterprises,” “Rush,” “we,” “our” or “us” mean Rush Enterprises, Inc., a Texas corporation, its subsidiaries and Associated Acceptance, Inc., the insurance agency affiliated with the Company, unless the context requires otherwise.

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

Rush makes available, free of charge, through its website the annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports.  These reports are available as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission.  Rush’s website address is http://www.rushtruckcenters.com.  The information contained on our website, or on other websites linked to our website, is not part of this document.

General

We are a full-service, integrated retailer of premium transportation and construction equipment and related services.  As the leading supplier of trucks manufactured by Peterbilt Motors Company, a division of PACCAR, Inc. (“Peterbilt”), we accounted for approximately 20.3% of all new Class 8 (defined by the American Automobile Manufacturers Association as trucks with a minimum gross vehicle weight rating above 33,000 pounds) Peterbilt trucks sold in the United States in 2003.  In 1997, we acquired our first Deere & Company (“John Deere”) construction equipment dealership (Rush Equipment Center) in Houston, Texas and had grown to become a major supplier of John Deere construction equipment in Texas and Michigan.  We sold our five Michigan construction equipment stores during 2002.  Through our strategically located network of Rush Truck Centers and our Rush Equipment Center, we provide one-stop service for the needs of our customers, including retail sales of new and used transportation and construction equipment, aftermarket parts sales, service and repair facilities and financing, leasing and rental, and insurance services.

Our Rush Truck Centers are principally located in high traffic areas throughout the southern United States. Our Rush Equipment Center is located in Houston, Texas.  We provide leasing and rental services through our Rush Leasing and Rental Division at our one-stop Rush Truck Centers and our Rush Equipment Center.  Retail financing of trucks and construction equipment, as well as a line of insurance products, is arranged through our Rush Financial and Insurance Division.

Our business strategy, based upon providing the customer with competitively priced products supported with timely and reliable service, has enabled us to increase revenues at a compounded annual growth rate of 2.4% since 1999, despite a compounded annual decrease of approximately 13% in industry wide United States heavy-duty truck sales during the same period.  We intend to continue to implement our business strategy, reinforce customer loyalty and remain a market leader by continuing to develop our Rush Truck Centers and Rush Equipment Center as we extend our geographic focus through strategic acquisitions of new locations and expansions of our existing facilities.

All of our business operations are currently conducted through four separate divisions: the Rush Truck Center Division, the Rush Equipment Center Division, the Rush Leasing and Rental Division and the Rush Financial and Insurance Division.

On November 12, 2002, the Company announced that it would sell its Michigan John Deere construction stores as a result of continuing deterioration in the Michigan construction equipment market, its location in regards to the Company’s other operations and its plans for future expansion.  The sale of the Michigan construction equipment stores was substantially complete on December 31, 2002.  Prior to the sale, these stores were part of the Construction Equipment segment.  The Construction Equipment segment has been restated for all periods presented to exclude the Michigan stores.

On November 12, 2002, the Company also announced its decision to discontinue its Retail segment, which operated three farm and ranch retail stores in Seguin, Hockley and Denton, Texas.  The Retail segment did not fit into our long-term plans of growing our core heavy-duty truck and construction equipment businesses.  The Denton store was closed in December 2002, the Hockley store began liquidating inventory during November 2002 and completed the liquidation on March 9, 2003. The Company continues to actively market the sale of the Seguin store and expects to sell it prior to December 31, 2004.  As a result of these actions, the Retail segment is no longer reported as a separate business segment.

Rush Truck Center Division.  Since commencing operations as a Peterbilt heavy-duty truck dealer over 38 years ago, we have grown to operate Rush Truck Centers at 37 locations, which primarily sell Peterbilt Class 8 heavy-duty trucks in Texas, Colorado, Oklahoma, California, Florida, Arizona, New Mexico and Alabama. Our Rush Truck Centers are strategically located to take advantage of increased cross-border traffic between the United States and Mexico resulting from implementation of the North American Free Trade Agreement (“NAFTA”) in 1994.  During 2003, our Rush Truck Center Division accounted for approximately $734.8 million, or 90.1%, of our total revenue.

Rush Equipment Center Division.  Since commencing operations as a John Deere dealer in 1997, we had grown to operate six Rush Equipment Centers located in Texas and Michigan.  As previously reported, we sold our five Michigan construction equipment stores during 2002, recording a net loss from discontinued operations of $3.3 million (see Note 3 of Item 8).  Our Rush Equipment Center in Houston, Texas will continue to provide a full line of construction equipment for light to medium sized applications. Our primary products include the following: John Deere backhoe loaders, hydraulic excavators, crawler-dozers and four-wheel drive loaders.  During 2003, our Rush Equipment Center Division accounted for approximately $40.6 million, or 5.0%, of our total revenue.

Rush Leasing and Rental Division.  We provide a broad line of product selections for lease or rent, including Class 8, Class 7 and Class 6 Peterbilt trucks, and a full array of John Deere construction equipment products, including a variety of construction equipment trailers and heavy-duty cranes.  Our lease and rental fleets are offered primarily through our Rush Truck Centers and the Rush Equipment Center on a daily, monthly or long-term basis.  During 2003, our Rush Leasing and Rental Division accounted for approximately $33.7 million, or 4.1%, of our total revenue.

Rush Financial and Insurance Division.  We offer third-party financing to assist customers in purchasing a new or used truck or piece of construction equipment.  Additionally, we sell a complete line of property and casualty insurance, including collision and liability insurance on trucks, cargo insurance, and credit life insurance.  During 2003, our Rush Financial and Insurance Division accounted for approximately $6.3 million, or 0.8%, of our total revenue.

We were founded and incorporated in 1965 in Texas and our three senior executives jointly have 72 years of experience in the industry.  We currently conduct business through numerous subsidiaries, all of which are wholly owned, directly or indirectly, by us.  Our principal offices are located at 555 IH 35 South, New Braunfels, Texas 78130.

Industry Overview

We currently operate in the heavy-duty trucks and construction equipment markets. There has historically been a high correlation in both of these markets between new product sales and the rate of change in U.S. industrial production and the U.S. gross domestic product.

Heavy-Duty Truck Market

The Company serves the entire U.S. retail heavy-duty truck market which is dependent on a number of factors relating to general economic conditions, including fuel prices, government regulation, interest rate fluctuations, economic recessions and customer business cycles. In addition, unit sales of new trucks have historically been subject to substantial cyclical variation based on such general economic conditions.  According to data published by R.L. Polk, an industry research and publication firm, the overall domestic heavy-duty truck market decreased from approximately 253,000 new Class 8 unit sales in 1999 to approximately 145,000 new Class 8 unit sales in 2003 (a 13.0% compounded decrease).  During 2003, domestic heavy-duty truck sales decreased approximately 3.3% from 2002 and are expected to increase to approximately 186,000 units during 2004.  Our primary product line is Peterbilt trucks, which, according to R.L. Polk, accounted for approximately 12.3% of all new heavy-duty truck registrations in 2003.  Historically, Peterbilt’s market share has been significantly higher than its national average in Rush’s areas of responsibility.

As a result of our aggressive sales approach, new store openings and acquisitions in new markets, our share of the heavy-duty truck market increased from approximately 2.0% of the overall heavy-duty market share in the U.S. to an overall heavy-duty market share in the U.S. of 2.5% in 2003.

Typically, Class 8 trucks are assembled by the manufacturer utilizing certain components manufactured by other companies, including engines, transmissions, axles, wheels and other components.  As trucks and truck components have become increasingly complex, including the use of computerized controls and diagnostic systems, the ability to provide state-of-the-art service for a wide variety of truck equipment has become a competitive factor in the industry. Such service requires a significant capital investment in advanced equipment, parts inventory and a high level of training of service personnel.  Environmental Protection Agency (“EPA”) and Department of Transportation (“DOT”) regulatory guidelines for service processes, including body shop, paint work and waste disposal, require sophisticated operating and testing equipment to ensure compliance with environmental and safety standards. Additionally, we believe that the trend of leasing and renting Class 8 trucks will continue as fleets, particularly private fleets, seek to establish full-service leases or rental contracts which provide for turn-key service including equipment, maintenance, and potentially, fuel, fuel tax reporting and other services.  As a result, differentiation between truck dealers has become less dependent on pure price competition and is increasingly based on their ability to offer a wide variety of services to their clients. Such services include easily accessible, efficient and sophisticated truck service and replacement parts, financing for truck purchases, leasing and rental programs and the ability to accept multiple unit trade-ins related to large fleet purchases.  We believe our one-stop concept and the size and diversity of our dealer network gives us a competitive advantage in providing these services.

The EPA mandated that heavy-duty engine manufacturers meet new, stricter emissions guidelines, regarding nitrous oxides, for all engines built subsequent to October 1, 2002.  These new guidelines increased the price of new heavy-duty trucks approximately $3,000 to $8,000 per unit and possibly reduced the operating efficiency and life of heavy-duty trucks.  As a result, the Company experienced stronger than usual truck sales during the second half of 2002 as customers made purchases of trucks manufactured under the “old” emission laws.  This accelerated demand in the second half of 2002 was followed by a short-term decrease in demand during the first half of 2003.

Subsequent to the guidelines that were effective October 1, 2002, the EPA has placed additional guidelines, further restricting the emissions of nitrous oxides for all engines built subsequent to January 1, 2007.  Historically, the industry has experienced an accelerated demand for trucks in the months preceding the effective date of the change in EPA guidelines, followed by a short-term decrease in demand in the months subsequent to the change. The Company does not expect the change in emission guidelines to have an affect on its 2004 results from operations.  The Company believes it is too early to determine how the change in emission guidelines will affect its results from operations subsequent to 2004.

Subsequent to this expected short-term decline in demand, industry sales improved during the second half of 2003.  The heavy-duty truck industry as a whole expects to deliver approximately 186,000 new trucks in the U.S. during 2004, compared to approximately 145,000 new trucks in 2003 and 150,000 new trucks in 2002.  The 2002 and 2003 new heavy-duty truck sales totals were the lowest heavy-duty truck sales totals in the last nine years.  We believe that the new heavy-duty truck sales industry will begin to improve in 2004 and that we will perform at a level above our competitors.

Management believes the long-term growth prospects for the heavy-duty truck industry remain positive.  Factors, which management believes favor the continued long-term growth in the heavy-duty truck industry, include the following:

•                                          growth in demand for consumer and industrial goods, in part as a result of the internet, which has fostered a desire by consumers to receive home delivery of a wider selection of packages;

•                                          competitive pressures for “just in time” manufacturing processes where U.S. manufacturers are demanding faster, yet less costly, small shipment services;

•                                          deregulation in the trucking industry leading to a proliferation of freight haulers;

•                                          the rise of intermodal service which utilizes the inherent advantages of both highway and rail transportation to provide consumers with a consistent and low cost method to transport their goods; and

•                                          the significant increase of cross-border truck traffic between Mexico and the United States since NAFTA became effective in January of 1994.

Construction Equipment Market

Through our Rush Equipment Center, which is an authorized John Deere dealer, we serve the Houston, Texas and surrounding area for retail sales of construction equipment targeted towards light and medium applications.  According to data compiled by John Deere, approximately 1,656 units of construction equipment were put into use in our area of responsibility in 2003 compared to 1,387 in 2002. The construction equipment industry expects to sell approximately 1,700 to 1,800 new construction equipment units in the Houston area during 2004.  The Company’s market share in the Houston area was 17.5% in 2003 and 14.6% in 2002.

Rush Equipment Center has the exclusive right to sell new John Deere equipment and parts within its assigned area of responsibility, which means competition within its market comes primarily from dealers of competing manufacturers and rental companies.

The customer base of John Deere equipment users is diverse and includes residential and commercial construction businesses, independent rental companies, utility companies, government agencies, and various petrochemical, industrial and material supply businesses.  Industry statistics suggest that a majority of all construction equipment is owned by a relatively small percentage of the customer base.  Accordingly, John Deere and its dealer group, including the Rush Equipment Center, are aggressively developing more sophisticated ways to serve large fleet owners.

Market factors affecting the construction equipment industry include the following:

•                                          levels of commercial, residential, and public construction activities;

•                                          state and federal highway and road construction appropriations; and

•                                          the consolidation and growth of the construction equipment rental business.

Business Strategy

Operating Strategy.  Our strategy is to operate integrated dealer networks that primarily market Peterbilt heavy-duty trucks or John Deere construction equipment and provide complementary products and services by emphasizing the following key elements:

•                                          One-Stop Centers.  We have developed our truck and construction equipment locations as “one-stop centers” where, at one convenient location, our customers can purchase new or used heavy-duty trucks or construction equipment; finance, lease or rent trucks or construction equipment; purchase aftermarket parts and accessories and have service performed by certified technicians.  We believe that this full service strategy also helps to mitigate cyclical economic fluctuations because the parts and service sales at our Rush Centers generally tend to be less volatile than our new and used truck and construction equipment sales.  We intend to continue to emphasize this one-stop concept.

•                                          Branding Program.  We employ a branding program for our facilities, designating each as a Rush Truck Center or Rush Equipment Center through distinctive signage and uniform marketing programs, to take advantage of our existing name recognition and to communicate the standardized high quality of our products and reliability of our services throughout our dealership networks. Our branding program extends to our services as well as our facilities.  We believe that this branding strategy will increase our market recognition and encourage our customers to utilize multiple locations throughout our dealership networks.

•                                          Management by Dealership Units.  We measure and manage the business operations of each of our dealerships according to the specific business units operating at that location.  At each of our dealerships, we operate one or more of the following business units: new sales, used sales, parts, service, body shop, leasing, rental and financial services.  We believe that this system enhances the profitability of all aspects of a dealership and increases our overall operating margins.  Operating goals for each business unit at each of our locations are established annually and managers are rewarded for performance accordingly.

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

Growth Strategy. Through the implementation of our expansion and acquisition initiatives, we have grown to operate a large, multistate, full-service dealership network in the heavy-duty truck markets.

We intend to continue to grow our business internally and through acquisitions by: expanding the product offerings available at, and capabilities of, our existing Rush Truck and Rush Equipment Center; opening new Rush Truck and Rush Equipment Centers in underserved markets within geographic areas we currently serve; and acquiring and rebranding existing third-party dealerships within new, strategically located geographic areas.

•                                          Expansion of Product Offerings and Capabilities. We intend to continue to expand our product lines within our Rush Truck Centers and Rush Equipment Center by adding those product categories which are both complementary to our Peterbilt and John Deere product lines and well suited to the Rush operating model.  We expanded into the construction equipment industry based on a common customer base among our heavy-duty truck and construction equipment purchasers.  We have also introduced trailer repair and maintenance services and the sale of truck-mounted cranes at certain Rush Truck Centers.  Other recent product line expansions include the introduction of Hino and UD (Nissan) medium-duty truck franchises, as well as, two Autocar heavy-duty truck franchises to our network.

We believe that there are many additional similar product and service offerings that complement our primary product lines. Any product category expansion that we may pursue must satisfy our requirements that the (1) products are of a premium brand; (2) products provide opportunities for incremental income through related servicing, aftermarket sales or financing; and (3) Rush operating controls can be implemented to enhance the financial performance of the business.

•                                          Open New Rush Truck and Equipment Centers in Existing Markets.  We believe that there are opportunities to increase our share of the heavy-duty truck and construction equipment markets by introducing our one-stop centers to underserved markets within the southern United States. Additional dealerships would enable us to enhance revenues from our existing customer base as well as increase the awareness of the Rush brand name for new buyers. We believe there would also be opportunities for cost savings by integrating the inventory management and operations of these new locations with those of our existing networks.

•                                          Expand into New Geographic Areas.  We plan to continue to expand our Rush Truck Center network and build a Rush Equipment Center network by acquiring additional dealerships in geographic areas contiguous to our current operations or otherwise strategically located along major interstate highways.  Thus far, we have successfully expanded our presence from our Texas base into a coast-to-coast network of Rush Truck Centers.  We believe the geographic diversity of our network has significantly expanded our customer base while ameliorating the effects of local economic cycles. Geographic diversification supports the sale of heavy-duty trucks, construction equipment and related parts by allowing us to allocate our inventory among the geographic regions we serve based on market demand within these regions.

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

Properties

A Rush Truck Center or Rush Equipment Center may be comprised of one or more locations, generally in close proximity, in the same metropolitan area.  The following is a list of our Rush Truck Center and Rush Equipment Center locations as of December 31, 2003:

Property	Location	Owned or Leased	Date Acquired or Occupied	Description of Activity
Rush Truck Centers
Alabama:
Rush Truck Center of Mobile	Mobile, Alabama	Leased	2003	New, used, parts, service, body and financial

Arizona:

Rush Truck Center of Phoenix	Phoenix, Arizona	Owned	1999	New, used, parts, service, body, financial and leasing operations for truck center
Rush Truck Center of Tucson	Tucson, Arizona	Owned	1999	New, used, parts, service, and financial
Rush Truck Center of Flagstaff	Flagstaff, Arizona	Leased	1999	Parts and service
Rush Truck Center of Chandler	Chandler, Arizona	Leased	1999	Parts

California:
Rush Truck Center of Pico Rivera	Pico Rivera, California	Leased	1994	New, used, parts, service, body and financial
	Pico Rivera, California	Leased	1999	Leasing
Rush Truck Center of Fontana	Fontana, California	Owned	1994	New, parts, service, financial and leasing operations for truck center
	Fontana, California	Leased	2003	Used and body
Rush Truck Center of Sylmar	Sylmar, California	Owned	1999	New, used, parts, service, and financial
Rush Truck Center of San Diego	San Diego, California	Leased	1999	New, used, parts, service, body and financial
	San Diego, California	Leased	1999	Leasing
Rush Truck Center of Escondido	Escondido, California	Leased	1999	New, used, parts, service, and financial
Rush Truck Center of El Centro	El Centro, California	Leased	1999	New, used, parts, service, and financial

Colorado:
Rush Truck Center of Denver	Denver, Colorado	Owned	2000	New, used, parts, service, body, financial and leasing operations for truck center
Rush Truck Center of Greeley	Greeley, Colorado	Leased	1997	New, used, parts, service, and financial

Florida:
Rush Truck Center of Winter Garden	Winter Garden, Florida	Leased	2003	New, used, parts, service, and financial
Rush Truck Center of Haines City	Haines City, Florida	Leased	2003	New, used, parts, service, and financial
Rush Truck Center of Tampa	Tampa, Florida	Leased	2003	New, used, parts, service, and financial

New Mexico:
Rush Truck Center of Albuquerque	Albuquerque, New Mexico	Owned	2003	New, used, parts, service, body, and financial
Rush Truck Center of Las Cruces	Las Cruces, New Mexico	Leased	2001	Parts and service

Oklahoma:
Rush Truck Center of Tulsa	Tulsa, Oklahoma	Leased	1998	New, used, parts, service, body, and financial
	Tulsa, Oklahoma	Owned	1995	Parts and service
	Tulsa, Oklahoma	Owned	1995	Body
Rush Truck Center of Oklahoma City	Oklahoma City, Oklahoma	Owned	1995	New, used, parts, service, body, and Financial
Rush Truck Center of Ardmore	Ardmore, Oklahoma	Leased	2000	New, used, parts and service
Perfection Equipment, Inc.	Oklahoma City, Oklahoma	Owned	2001	Parts and service

Texas:
Rush Truck Center of San Antonio	San Antonio, Texas	Owned	1973	New, used, parts, service, body, financial and leasing operations for truck center
Rush Truck Center of Houston	Houston, Texas	Owned	2000	New, used, parts, service, and financial
	Houston, Texas	Owned	1988	Body
	Houston, Texas	Owned	1992	Leasing and tire store
Rush Truck Center of Sealy	Sealy, Texas	Owned	2000	New, used, parts, service, and financial
Rush Truck Center of Laredo	Laredo, Texas	Owned	1999	New, used, parts, service, body and financial
Rush Truck Center of Lufkin	Lufkin, Texas	Owned	1992	New, used, parts, service, body, financial and leasing operations for truck center
Rush Truck Center of Pharr	Pharr, Texas	Owned	1997	New, used, parts, service, body, and financial
Rush Truck Center of Austin	Austin, Texas	Leased	1999	New, used, parts, service, and financial
Rush Truck Center of El Paso	El Paso, Texas	Owned	2001	New, used, parts, service, body, and financial

Rush Equipment Centers
Rush Equipment Center of Houston	Houston, Texas	Owned	1997	New, used, parts, service, leasing and rental, and financial

Our administrative offices are currently situated in 28,804 square feet of leased space in New Braunfels, Texas.  We also occupy 3,750 square feet of leased space in San Antonio, Texas as administrative offices for our insurance services.  The D&D Farm and Ranch Supermarket in Seguin, Texas (“D&D”) occupies 26,900 square feet of building space.  We also own and operate a ranch of approximately 6,500 acres in Cotulla, Texas.

Rush Operating Divisions

We are managed and operated though four distinct divisions, which are described below.

Rush Truck Center Division

Our Rush Truck Center Division is the operating division responsible for sales of new and used heavy-duty and medium-duty trucks, as well as related parts and services.

New Truck Sales.  New heavy-duty truck sales represent the largest portion of our business, accounting for approximately $367.6 million, or 45.1%, of our total revenues for 2003.  Rush Truck Centers primarily sell new Class 8 heavy-duty Peterbilt trucks, which constitute more than 95% of all new trucks sold by us.  The average delivery times for custom-ordered new Peterbilt trucks can vary between 30 days to six months.  We also sell Class 7 Peterbilt trucks, Peterbilt refuse chassis and cement mixer chassis, General Motors Corp. (“GMC”), Hino and UD (Nissan) medium-duty trucks and, at our Tulsa Rush Truck Center, Volvo Class 8 heavy-duty trucks.  Medium-duty truck sales accounted for approximately $53.4 million, or 6.5%, of our total revenues for 2003.  Our customers use heavy-duty and medium-duty trucks to haul virtually all materials, including general freight, petroleum, wood products, refuse and construction materials.

A majority of our new truck sales are to fleet customers (defined as customers who purchase more than five trucks in any single 12-month period).  Because of our large size, strong relationships with our fleet customers and ability to handle large quantities of used truck trade-ins, we are able to successfully market and sell to fleets nationwide.  We believe that we have a competitive advantage over most other dealers in that we can absorb multiunit trade-ins often associated with fleet sales of new trucks and effectively disperse the used trucks for resale throughout our dealership network. We believe that our attention to customer service and our broad range of trucking services, including our ability to offer truck financing and insurance to our customers, has resulted in a high level of customer loyalty.  Management believes that approximately 70% of our truck sales during 2003 were to repeat customers.

Used Truck Sales.  Used truck sales accounted for approximately $80.7 million, or approximately 9.9%, of our total revenues for 2003.  We primarily sell used Class 8 heavy-duty trucks manufactured by the leading truck manufacturers in the industry, including, but no limited to, Peterbilt; Kenworth Truck Co., a division of PACCAR, Inc. (“Kenworth”); Volvo Trucks of North America, Inc. (“Volvo”); Freightliner Corporation, a subsidiary of Daimler Chrysler AG (“Freightliner”); Mack Trucks, Inc. (“Mack”) and Navistar International Corporation (“Navistar”).  Our management believes that we are well positioned to market used heavy-duty trucks due to our ability to recondition used trucks for resale utilizing the parts and service departments at our Rush Truck Centers and to reallocate our used truck inventory from one Rush Truck Center to another in order to satisfy customer demand. The majority of our used truck fleet is comprised of trucks taken as trade-ins from new truck customers to be used as all or part of such customer’s down payment; the remainder of our used truck fleet is purchased from third parties for resale.

Truck Parts and Service.  Truck-related parts and service revenues accounted for approximately $233.0 million, or approximately 28.6%, of our total revenues for 2003.  We are the sole authorized Peterbilt parts and accessories supplier in each of the markets serviced by our Rush Truck Centers.  The parts business augments our sales and service functions and is a source of recurring revenue.  Each Rush Truck Center carries a wide variety of Peterbilt and other truck parts in its inventory, with an average of approximately 5,000 items from over 50 suppliers at each location.  Rush Truck Centers offer “menu” pricing of service and body shop functions and offer expedited service at a premium price for certain routine repair and maintenance functions.

Our Rush Truck Centers also feature various combinations of fully equipped service and body shop facilities, the combination and configuration of which varies by location, capable of handling a broad range of truck repairs on most makes and classes of trucks.  Each Rush Truck Center is a Peterbilt designated warranty service center and most are also authorized service centers for other manufacturers, including the following: Caterpillar, Inc. (“Caterpillar”); Cummins Engine, Inc. (“Cummins”); Detroit Diesel Corporation (“Detroit Diesel”); Eaton Corporation and Rockwell International Corporation.  We have approximately 500 service bays, including 18 paint booths, throughout our Rush Truck Center network.

We perform both warranty and nonwarranty service work. The cost of warranty work is reimbursed by the manufacturer at retail consumer rates. We estimate that approximately 18% of our truck service functions are performed under manufacturers’ warranties.  All service performed at our Rush Truck Centers is done by technicians who have been certified by our suppliers.

Rush Equipment Center Division

Our Rush Equipment Center Division is the operating division responsible for sales of new and used construction equipment as well as related parts and services.

New Construction Equipment Sales.  New construction equipment sales accounted for approximately $25.5 million, or 3.1%, of our total revenues for 2003.  Our Rush Equipment Center carries a complete line of John Deere construction equipment.  A new piece of John Deere construction equipment typically ranges in price from $20,000 for a skidsteer to $500,000 for an excavator.  We carry a full line of complementary construction equipment manufactured by other suppliers to augment our John Deere product line.  We sell construction equipment to a diverse customer base including residential and commercial construction businesses, utility companies, government agencies, and various petrochemical, industrial and material supply businesses.  We believe that many of our Rush Truck Center customers also use construction equipment, and we aggressively market our construction equipment product offerings to those customers.

We believe that John Deere’s reputation for manufacturing quality construction equipment attracts new and repeat customers who value lower maintenance and repair costs and a higher residual value at trade-in.  We increase this product loyalty with an operating strategy similar to the operating strategy used by our Rush Truck Centers that focuses on providing fast, reliable service in a familiar setting.  We believe that our operating strategy will enable us to both increase our customer base and generate repeat business for all product offerings.

Used Construction Equipment Sales. Used construction equipment sales accounted for approximately $2.8 million, or 0.3%, of our total revenues for 2003.  We sell used construction equipment manufactured by several of the leading manufacturers, including John Deere, Case Corporation (“Case”), Caterpillar, and Komatsu, Ltd. (“Komatsu”).  Our used construction equipment inventory is derived from trade-ins from our construction equipment customers and purchases from third parties.

Construction Equipment Parts and Service.  Construction equipment-related parts and service revenues accounted for approximately $11.8 million, or 1.4%, of our total revenues for 2003.  Our Rush Equipment Center carries in its inventory a wide variety of John Deere and other parts, with over 13,000 items from over 15 suppliers.  We are the sole authorized John Deere parts and accessories supplier in the Rush Equipment Center market.  We maintain a fully equipped John Deere designated warranty service operation capable of handling repairs on most types of construction equipment at our Rush Equipment Center.  We enhance our service presence with field service trucks and technicians who are capable of making on-site repairs at our customers’ location.

Rush Leasing and Rental Division

Our Rush Leasing and Rental Division is the operating division responsible for the leasing and rental of heavy-duty trucks and construction equipment.

Truck Leasing and Rental.  Truck leasing and rental revenues accounted for approximately $33.1 million, or 4.1%, of our total revenues for 2003.  We engage in full-service Peterbilt truck leasing under the PacLease trade name at eight of our Rush Truck Centers and are the largest PacLease dealer in the United States.  Rush Leasing and Rental Division customers provide additional parts sales and service work at Rush Truck Centers because all of our leases require all service and maintenance for the leased trucks to be performed at our facilities (or at facilities outside our service area, as we direct). Rented trucks are also generally serviced at our facilities. We have increased our lease and rental fleet, including contract maintenance, from less than 100 trucks in 1993 to approximately 1,397 trucks as of December 31, 2003.  As of December 31, 2003, we owned approximately 51% of our lease and rental fleet, and leased the remaining trucks in our fleet directly from PACCAR Financial.  Currently, the average age of trucks in our lease and rental fleet is approximately 33 months.  Generally, we hold trucks in our lease and rental fleet for approximately five years and then sell such used trucks to the public through our used sales operations at our Rush Truck Centers. Historically, we have realized gains on the sale of such trucks in excess of the cost of the purchase option contained in our leases with Peterbilt or the book value of trucks owned by the Company.

Construction Equipment Rental.  Construction equipment rental revenues accounted for approximately $0.6 million, or 0.07%, of our total revenues for 2003.  Our rental contracts require that all parts sales, service and maintenance for our rental construction equipment be performed at our facilities or at other facilities as we direct.  Thus, construction equipment rental customers create additional parts sales and service work at our Rush Equipment Centers.  Our construction equipment rental fleet consisted of approximately 12 pieces of equipment as of December 31, 2003.  Currently, the average age of the construction equipment in our rental fleet is approximately 25 months.

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

We offer our customers products that assist them in purchasing new or used trucks and construction equipment. This division accounted for approximately $6.3 million, or 0.8%, of our total revenue for 2003. Finance and insurance revenues have limited direct costs and, therefore, contribute a disproportionate share of our operating profits.

New and Used Truck and Construction Equipment Financing.  Primarily through Citicapital and PACCAR Financial, we arranged customer financing for approximately $147.4 million, or 29.4%, of our total new and used truck sales in 2003, an increase of 14.7% from approximately $128.5 million in 2002.  Approximately 79% of these truck finance contracts related to new truck sales and the remainder related to used truck sales.  Generally, truck finance contracts are memorialized through the use of installment contracts, which are secured by the trucks financed, and generally require a down payment of 10% to 30% of the value of the financed truck, with the remaining balance financed over a two to five year-period.  The majority of finance contracts are sold without recourse to the Company.  The Company’s recourse liability, related to finance contracts sold with recourse to the Company, is limited to 5% to 20% of the outstanding amount of each note initiated on behalf of the finance company.  The Company provides for an allowance for repossession losses and early repayment penalties.

In addition, through The CIT Group, Citicapital, John Deere Credit and others, we arranged customer financing for approximately $17.7 million, or 60.0%, of our total new and used construction equipment sales in 2003.  Generally, construction equipment finance contracts are memorialized through the use of installment or lease contracts, which are secured by the construction equipment financed, and generally require a down payment of 0% to 10% of the value of the financed piece of construction equipment, with the remaining balance being financed over a three to five-year period.  All finance contracts for construction equipment are assigned without recourse.

Insurance Agency Services.  We sell a complete line of property and casualty insurance to our customers as well as to the general trucking public.  Our agency is licensed to sell truck liability, general liability, collision and comprehensive, workers’ compensation, cargo, credit life and health and occupational accident insurance coverages throughout the Rush operating territory. We serve as sales representatives for a number of leading insurance companies including the Great American Insurance Companies, Hartford Insurance Group and American General Financial Group. Our average renewal rate during 2003 was 72%.

Sales and Marketing

Our established expansion and acquisition strategy and long history of operations in the heavy-duty truck business have resulted in a strong customer base that is diverse in terms of geography, industry and scale of operations.  Rush Truck Centers’ customers include owner-operators, regional and national fleets, corporations and local governments.  During 2003, no single customer of Rush Truck Centers accounted for more than 10.0% of our total truck sales by dollar volume.  Our Rush Equipment Center’s customer base is similarly diverse and, during 2003, no single Rush Equipment Center customer accounted for more than 10.0% of our total construction equipment sales by dollar volume.  We generally promote our products and related services through our sales staff, trade magazine advertisements and attendance at industry shows.

We believe that the consistently reliable service received by our customers, our longevity and our geographic diversity have resulted in increased market recognition of the “Rush” brand name and have served to reinforce customer loyalty. During 2003, the majority of our truck sales were to repeat customers.  In an effort to enhance our name recognition and to communicate the standardized high level of quality products and services provided at our Rush Centers, we implement our brand name concept at each of our dealerships.  Each of our dealerships is identified as either a Rush Truck Center or Rush Equipment Center. In Houston, Texas, we are making a concerted effort to target our products and services to existing truck customers that are also involved in the construction business.

Facility Management

Personnel.  Each Rush Truck Center and the Rush Equipment Center is managed by a general manager who oversees the operations, personnel and the financial performance of the location, subject to the direction of the Company’s corporate office. Additionally, each Rush Truck Center is typically staffed by a sales manager, parts manager, service manager, sales representatives, parts employees, and other service and make ready employees. The sales staff of each Rush Truck Center and the Rush Equipment Center is compensated on a salary plus commission basis, with a high percentage of compensation based on commission, while the general manager, parts manager and service manager receive a combination of salary and performance bonus, with a high percentage of compensation based on the performance bonus. The Company believes that its employees are among the highest paid in their respective industries.

General managers annually prepare detailed monthly forecasts and monthly profit and loss statements based upon historical information and projected trends. An element of each general manager’s compensation is determined by meeting or exceeding these operating plans. During the year, general managers regularly review their facility’s progress with senior management and make appropriate adjustments as needed.  Most employees of the Company receive annual performance evaluations.

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

Purchasing and Suppliers.  The Company believes that pricing is an important element of its marketing strategy. Because of its size, the Rush Truck Center Division benefits from volume purchases at favorable prices that permit it to achieve a competitive pricing position in the industry. The Company purchases its Peterbilt heavy-duty truck inventory and Peterbilt parts and accessories directly from PACCAR.  All other manufacturers’ parts and accessories, including those of Cummins, Detroit Diesel, Caterpillar and others, are purchased through wholesale vendors or from PACCAR, who buys such products in bulk for resale to the Company and other Peterbilt dealers. All purchasing, volume and pricing levels and commitments are negotiated by personnel at the Company’s corporate headquarters. The Company has been able to negotiate favorable pricing levels and terms, which enables the Company to offer competitive prices for its products.

The Company purchases all of its John Deere construction equipment inventory and John Deere parts directly from John Deere.  All other construction equipment manufacturers’ parts and accessories are purchased by the Company through wholesale vendors.

Management Information Systems.  Each Rush Truck Center and the Rush Equipment Center maintains a centralized real-time inventory tracking system which is accessible simultaneously by all locations and by the Company’s corporate office. The Company utilizes its management information systems to monitor the inventory level at each of its facilities. From information assimilated from the Company’s management information systems, management has developed a model reflecting historic sales levels of different product lines. This model enables management to identify the appropriate level and combination of inventory and forms the basis of the Company’s operating plan. The Company’s management information systems and databases are also used to monitor market conditions and sales information and assess product and expansion strategies.

Information received from state and regulatory agencies, manufacturers and industry contacts allows the Company to determine market share statistics and gross volume sales numbers for its products as well as those of competitors. This information impacts ongoing operations because management remains aware of changes within the Company’s market and is able to react accordingly by realigning product lines and by adding new product lines and models.

Distribution and Inventory Management.  The Company utilizes its real-time inventory management tracking system to maintain a close link between each Rush Truck Center. This link allows for a timely and cost-effective sharing of managerial and sales information as well as the prompt transfer of inventory among various locations. The transfer of inventory reduces delays in delivery, helps maximize inventory turns and assists in controlling problems created by overstock and understock situations. The Company is linked directly to its major suppliers, including PACCAR, GMC, and John Deere via real-time communication links for purposes of ordering and inventory management. These automated reordering and communication systems allow the Company to maintain proper inventory levels and permit the Company to have inventory delivered to its locations, or directly to customers, typically within 24 hours of an order being placed.

Recent Acquisitions and Dispositions

In April 2003, the Company purchased substantially all of the assets of Peterbilt of Mobile, Inc., which consisted of a Peterbilt dealership in Mobile, Alabama. Peterbilt of Mobile, Inc.’s primary line of business is the sale of new Peterbilt Class 8 trucks, used heavy-duty trucks, parts and service.  The transaction was valued at approximately $1.4 million, with the purchase price paid in cash.

In February 2003, the Company acquired the common stock of Orange County Truck and Trailers, Inc. (“Orange County”), a Peterbilt dealer in central Florida.  The acquisition provided Rush with the exclusive right to sell Peterbilt trucks and parts in Central Florida from locations in Orlando, Haines City, and Tampa, Florida.  The transaction was valued at approximately $5.4 million, with the purchase price paid in cash.

In November 2001, the Company acquired the assets of Perfection Equipment Company, Inc. (“Perfection”). Perfection’s primary lines of business are light-duty and medium-duty truck accessory and up-fitting, oil and gas up-fitting, and parts distribution. The transaction was valued at approximately $4.2 million, with the purchase price paid in cash.

In August 2001, the Company purchased substantially all of the assets of El Paso Great Basin Trucks, Inc. (“El Paso Trucks”), which consisted of dealerships located in El Paso, Texas and Las Cruces, New Mexico.  El Paso Trucks’ primary line of business is the sale of new Peterbilt and used heavy-duty trucks, parts and service. The transaction was valued at approximately $2.5 million, with the purchase price paid in cash.

In November 2003, the Company sold certain assets of its wholly owned subsidiary, Rush Truck Centers of Louisiana, Inc.  The transaction was valued at approximately $5.5 million and paid in cash.  The Company recognized a gain on sale of assets of approximately $1.6 million in the fourth quarter of 2003.

Competition

There is, and will continue to be, significant competition both within our current markets and in the new markets which we may enter.  We anticipate that competition between us and other dealers will continue to increase in our current markets and on a national level based on the following:

•                                          the accessibility of dealership locations;

•                                          the number of dealership locations;

•                                          price, value, quality and design of the products sold; and

•                                          attention to customer service (including technical service).

Our new heavy-duty truck products compete with Class 8 and Class 7 trucks made by other manufacturers and sold through competing independent and factory-owned truck dealerships, including trucks manufactured by Navistar, Mack, Freightliner, Kenworth, Volvo, Ford Motor Company, Western Star Truck Holdings, Ltd., and other manufacturers.  Kenworth heavy-duty trucks, which are distributed through a different competing dealer network, are also manufactured by PACCAR, Peterbilt’s parent company.  Our construction equipment products compete with construction equipment manufactured by Case, Caterpillar and Komatsu, as well as other manufacturers.  We believe that we are competitive in all of the dealer categories identified above, and that we are able to compete with manufacturer-dealers, independent dealers and wholesalers, rental service companies and industrial auctioneers in distributing our products on the basis of: overall product quality and reputation; “Rush” name recognition and reputation for reliability; and our ability to provide comprehensive full parts and service support, as well as financing, insurance and other customer services.

Dealership Agreements

Peterbilt.  We have entered into non-exclusive dealership agreements with Peterbilt which authorize us to act as a dealer of Peterbilt heavy-duty trucks.  Our areas of responsibility currently encompass 37 locations in the states of California, Colorado, Texas, Oklahoma, Arizona, Florida, Alabama and New Mexico.  These dealership agreements have current terms expiring between August 2004 and October 2006 and impose certain operational obligations and financial requirements upon us and our dealerships.  These agreements are terminable by Peterbilt upon a change of control of the Company, as such term is described in each agreement, and grant Peterbilt certain rights of first refusal relating to any sale or transfer by us of our dealership locations or if certain Rush family members desire to sell more than 100,000 shares of our voting common stock within a 12-month period to anyone other than family members or certain other specified persons. Any termination or nonrenewal of these dealership agreements by Peterbilt must follow certain guidelines established by both state and federal legislation designed to protect dealers such as us from arbitrary termination or nonrenewal of franchise agreements. The Automobile Dealers Day in Court Act and other similar state laws provide that the termination or nonrenewal of a dealership agreement must be done in “good faith” and upon a showing of “good cause” by the manufacturer for such termination or nonrenewal, as such terms have been defined by statute and case law.

John Deere.  We have entered into a nonexclusive dealership agreement with John Deere which authorizes us to act as a dealer of John Deere construction, utility and forestry equipment. This John Deere dealership agreement has no specified term or duration.  Our current area of responsibility for the sale of John Deere construction equipment is the greater Houston, Texas metropolitan area.  The John Deere dealership agreement imposes operational obligations and financial requirements of the Company.  Like the dealership agreements with Peterbilt, the dealership agreement with John Deere is terminable upon a change of control of the Company, grants certain rights of first refusal and imposes certain financial requirements.

Other Truck Suppliers.  In addition to our truck dealership agreements with Peterbilt, we are also an authorized dealer of Volvo trucks at our Rush Truck Center in Tulsa, Oklahoma, and have nonexclusive dealership agreements with GMC for the sale of GMC medium-duty trucks at our Rush Truck Centers in San Antonio and El Paso, Texas; Oklahoma City and Tulsa, Oklahoma; San Diego, California; and Phoenix and Tucson, Arizona.  The Company has dealership agreements with UD (Nissan) for the sale of medium-duty trucks at our Rush Truck Centers in Pico Rivera, Fontana and Sylmar, California; Austin, Texas; and Winter Garden, Florida.  In addition, we have a dealership agreement with Hino for the sale of Hino medium-duty trucks at our Rush Truck Center in San Diego, California.  Sales of medium-duty trucks accounted for less than 2.5% of our total revenues for 2003.  These dealership agreements have current terms expiring between March 2005 and June 2006.  These dealership agreements impose operating requirements upon us and require consent from the affected supplier for sale or transfer of either such agreement.

Other Construction Equipment Suppliers.  In addition to John Deere, we are an authorized dealer for suppliers of other construction equipment.  The terms of such arrangements vary, but most of these dealership agreements contain termination provisions allowing the supplier to terminate the agreement after a specified notice period (usually 180 days).

Floor Plan Financing

Heavy-Duty Trucks.  We finance substantially all of our new truck inventory and 75% of the loan value of our used truck inventory under a floor plan arrangement with General Motors Acceptance Corporation (“GMAC”).  As of December 31, 2003, we had approximately $102.2 million outstanding under our GMAC floor plan arrangement.  Our GMAC floor plan facility has no expiration date and generally is renegotiated annually.The current interest rate is the prime rate less 65 basis points.

Construction Equipment.  We finance substantially all of our new construction equipment inventory under floor plan facilities with John Deere and with Citicapital, a division of Citigroup.  Our John Deere facility has no set expiration date and its interest rate is the prime rate plus 1.5%.  Our Citicapital facility expires June 2004 and the current interest rate is the 30-day LIBOR rate plus 3.0%.  As of December 31, 2003, we had $1.5 million outstanding under the floor plan arrangement with John Deere and $4.5 million outstanding under the floor plan arrangement with Citicapital.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

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

Seasonal effects in the construction equipment business are primarily driven by the weather. Seasonal effects on construction equipment sales related to the seasonal purchasing patterns of any single customer type are mitigated by the Company’s diverse customer base that includes contractors for both residential and commercial construction, utility companies, federal, state and local government agencies, and various petrochemical, industrial and material supply type businesses that require construction equipment in their daily operations.

Backlog

On December 31, 2003, the Company’s backlog of truck orders was approximately $150.0 million as compared to a backlog of truck orders of approximately $50.0 million on December 31, 2002. The Company includes in its backlog only confirmed orders. It takes between 60 days and six months for the Company to receive delivery from PACCAR once an order is placed. The Company expects to fill at least 90% of the current backlog of truck orders by the end of 2004. The Company sells approximately 70% of its new heavy-duty trucks by customer special order, with the remainder sold out of inventory. Included in the Company’s backlog as of December 31, 2003 are orders from a number of the Company’s major fleet customers.

Environmental Standards and Other Governmental Regulations

Our operations are subject to numerous federal, state and local laws and regulations, including laws and regulations designed to protect the environment and to regulate the discharge of materials into the environment, which primarily relate to our service operations.

The EPA mandated that heavy-duty engine manufacturers meet new, stricter emissions guidelines, regarding nitrous oxides, for all engines built subsequent to October 1, 2002.  These new guidelines increased the price of a new heavy-duty truck approximately $3,000 to $8,000 per unit and possibly reduced the operating efficiency and life cycle of the truck.  As a result of this EPA mandate, the Company experienced stronger than expected truck sales during the second half of 2002 as customers made purchases of trucks manufactured under the “old” emission laws.

Subsequent to the guidelines that were effective October 1, 2002, the EPA has placed additional guidelines, further restricting the emissions of nitrous oxides for all engines built subsequent to January 1, 2007.  Historically, the industry has experienced an accelerated demand for trucks in the months preceding the effective date of the change in EPA guidelines, followed by a short-term decrease in demand in the month subsequent to the change.  The Company does not expect the change in emission guidelines to have an affect on its 2004 results from operations.  The Company believes it is too early to determine how the change in emission guidelines will affect its results from operations subsequent to 2004.

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

Trademarks

The Peterbilt, John Deere, Volvo, GMC, Hino, and UD (Nissan) trademarks and trade names, which are used in connection with our marketing and sales efforts, are subject to a limited license by us from each of the respective manufacturers.  These names are recognized internationally and are important in the marketing of our products. Each licensor engages in a continuous program of trademark and trade name protection in its marketing areas. We hold a registered trademark from the U.S. Patent and Trademark Office for the name “Rush.”

Employees

At December 31, 2003, we employed approximately 1,880 people. We have no contracts or collective bargaining agreements with labor unions and have never experienced work stoppages. We consider our relations with our employees to be good.

Termination of Dealership Agreements Upon a Change of Control

A substantial percentage of our revenues is derived from sales of Peterbilt trucks and John Deere products.  Therefore, our business is highly dependent on the PACCAR and John Deere dealership agreements, which authorize us to sell Peterbilt and John Deere products in our market areas.  Our dealership agreements with PACCAR are terminable by PACCAR in the event the aggregate voting power of Mr. W. Marvin Rush (Mr. Rush) and his family decreases below 30% with respect to the election of directors.  The John Deere dealership agreement would similarly be terminable by John Deere if the aggregate voting power of Mr. Rush and his family were to decrease below 25%.  As of December 31, 2003, Mr. Rush and his family owned 2,759,524 shares of each of the Company’s Class A Common Stock, $.01 par value per share (the “Class A Common Stock”), and the Company’s Class B Common Stock, $.01 par value per share (the “Class B Common Stock”), or approximately 39.3% of the outstanding voting power.  The Company has no control over the transfer or disposition of the shares of the Company’s Common Stock by Mr. Rush or by Mr. Rush’s estate.  If Mr. Rush were to sell his Class B Common Stock or bequest his Class B Common Stock to nonfamily members or if Mr. Rush’s estate were required to liquidate his Class B Common Stock to pay estate taxes or otherwise, the change of control provisions of the dealership agreements described above would be triggered and could cause the Company to lose its critical right to sell Peterbilt and John Deere products.  Any loss of rights under its dealership agreements would have a severely adverse effect on the Company’s results of operations.

Item 2.  Properties

See Properties section in Item 1.

Item 3.  Legal Proceedings

From time to time, we are involved in litigation arising out of our operations in the ordinary course of business.  We maintain liability insurance, including product liability coverage, in amounts deemed adequate by management. To date, aggregate costs to us for claims, including product liability actions, have not been material. However, an uninsured or partially insured claim, or claim for which indemnification is not available, could have a material adverse effect on our financial condition.  We believe that there are no claims or litigation pending the outcome of which could have a material adverse effect on our financial position or results of operations. However, due to the inherent uncertainty of litigation, there can be no assurance that the resolution of any particular claim or proceeding would not have a material adverse effect on our results of operations for the fiscal period in which such resolution occurred.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company’s shareholders during the fourth quarter of the fiscal year ended December 31, 2003.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Shareholder Matters, and Issue Purchases of Equity Securities

Effective at the close of business on July 9, 2002 (the “Record Date”), pursuant to action taken by the shareholders at the Annual Meeting of the Company held July 9, 2002, and described in the Proxy Statement dated May 15, 2002, the Board of Directors of the Company reclassified the outstanding common stock, $0.01 par value per share (the “Old Common Stock”), as Class B Common Stock, $0.01 par value per share (the “Class B Common Stock”), and declared a stock dividend of one share of a new Class A Common Stock, $.01 par value per share (the “Class A Common Stock”), for each share of Class B Common Stock held by shareholders of record on the Record Date. Each share of Class A Common Stock ranks substantially equal to each share of Class B Common Stock with respect to receipt of any dividends or distributions declared on shares of common stock and the right to receive proceeds on liquidation or dissolution of the Company after payment of the Company’s indebtedness and liquidation preference payments to holders of preferred shares.  However, holders of Class A Common Stock will have 1/20th of one vote per share on all matters requiring a shareholder vote, while holders of Class B Common Stock will retain their one full vote per share.  The Company’s stock trades under the symbols RUSHA and RUSHB.  Prior to the reclassification and stock dividend, the Company had 7,002,044 shares of Old Common Stock outstanding.  Subsequent to the reclassification and stock dividend, the Company had 7,002,044 shares of Class A Common Stock and 7,002,004 shares of Class B Common Stock outstanding.

The Company’s Old Common Stock was listed for quotation on the NASDAQ National Market (“NASDAQ”) under the symbol “RUSH” from June 7, 1996, the date of the Company’s initial public offering, until July 9, 2002, the date of the stock reclassification and dividend described above.  Subsequent to July 9, 2002, the Company’s Common Stock has been listed on NASDAQ under the symbols RUSHA and RUSHB.  The following table sets forth the high and low closing sales prices for the Old Common Stock, the Class A Common Stock and Class B Common Stock for the fiscal periods indicated, as reported by NASDAQ.  The quotations represent prices in the over-the-counter market between dealers in securities, do not include retail markup, markdown or commissions and may not necessarily represent actual transactions.

	High	Low
Fiscal 2003:

Class A Common Stock
First Quarter	$3.87	$3.30
Second Quarter	$4.84	$3.48
Third Quarter	$6.90	$4.79
Fourth Quarter	$10.00	$6.58

Class B Common Stock
First Quarter	$3.89	$3.47
Second Quarter	$4.92	$3.85
Third Quarter	$6.76	$4.94
Fourth Quarter	$10.16	$6.75

	High	Low
Fiscal 2002:

Class A Common Stock
Third Quarter	$6.00	$3.44
Fourth Quarter	$4.15	$3.70

Class B Common Stock
Third Quarter	$6.15	$3.35
Fourth Quarter	$4.22	$3.65

Old Common Stock
First Quarter	$7.68	$6.99
Second Quarter	$10.75	$7.50
July 1, 2002 – July 9, 2002	$10.73	$10.50

As of March 1, 2004, there were approximately 67 record holders of each of the Class A Common Stock and the Class B Common Stock and approximately 790 beneficial holders of the Class A Common Stock and approximately 900 beneficial holders of the Class B Common Stock.

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

The Company has not sold any securities in the last three years that were not registered under the Exchange Act.

No shares of the Company’s Class A Common Stock or Class B Common Stock were purchased by or on behalf of the Company or any affiliated purchaser in the fourth quarter of 2003.

Item 6.  Selected Consolidated Financial and Operating Data

The information below was derived from the audited consolidated financial statements included in this report and reports we have previously filed with the SEC. This information should be read together with those consolidated financial statements and the notes to the consolidated financial statements. These historical results are not necessarily indicative of the results to be expected in the future.  The Selected Consolidated Financial and Operating Data presented below may not be comparable between periods in all material respects or indicative of the Company’s future financial position or results of operations due primarily to acquisitions and discontinued operations which occurred during the periods presented.  See Note 17 to the Company’s Consolidated Financial Statements for a discussion of such acquisitions and Note 3 to the Company’s Consolidated Financial Statements for a discussion of such discontinued operations. The Selected Consolidated Financial and Operating Data should be read in conjunction with the Company’s Historical Consolidated Financial Statements and related notes and other financial information included elsewhere herein. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended December 31,
	1999	2000	2001	2002	2003
	(in thousands, except per share amounts)
SUMMARY OF INCOME STATEMENT DATA
Revenues
New and used truck sales	$554,571	$571,159	$438,143	$488,456	$501,757
Parts and service	120,519	164,440	188,566	211,478	249,818
Construction equipment sales	30,384	34,771	31,666	24,324	28,263
Lease and rental	21,430	24,012	25,040	25,277	25,847
Finance and insurance	13,235	7,095	5,251	5,448	6,286
Other	3,572	3,885	2,847	2,164	3,361
Total revenues	743,711	805,362	691,513	757,147	815,332
Cost of products sold	623,547	672,479	562,316	615,942	662,082
Gross profit	120,164	132,883	129,197	141,205	153,250
Selling, general and administrative	83,185	104,685	101,832	111,721	124,207
Depreciation and amortization	5,484	8,181	9,176	8,594	8,929
Operating income from continuing operations	31,495	20,017	18,189	20,890	20,114
Interest expense, net	7,158	13,654	9,267	6,499	6,348
Gain (loss) on sale of assets	(69)	485	1,067	155	1,984
Income from continuing operations before income taxes	24,268	6,848	9,989	14,546	15,750
Provision for income taxes	9,707	2,739	3,996	5,818	6,300
Income from continuing operations	14,561	4,109	5,993	8,728	9,450
Income (loss) from discontinued operations (including loss on disposal of $7.9 million in 2002, net of taxes)	1,605	(784)	(2,731)	(10,472)	(621)
Net income	$16,166	$3,325	$3,262	$(1,744)	$8,829

Earnings Per Share:
Earnings (loss) per Common Share – Basic
Income from continuing operations	$1.08	$0.29	$0.43	$0.62	$0.67
Net income (loss)	$1.20	$0.24	$0.23	$(0.12)	$0.63
Earnings (loss) per Common Share – Diluted
Income from continuing operations	$1.06	$0.29	$0.42	$0.60	$0.63
Net income (loss)	$1.17	$0.24	$0.23	$(0.12)	$0.59

Basic weighted average shares	13,471	14,004	14,004	14,004	14,042
Diluted weighted average shares and assumed conversions	13,774	14,016	14,166	14,461	15,024

	Year Ended December 31,
	1999	2000	2001	2002	2003

OPERATING DATA
Number of locations —	43	47	44	41	38
Unit truck sales —
New trucks	5,357	5,630	4,245	4,717	4,535
Used trucks	2,156	2,140	1,907	2,111	2,421
Total unit trucks sales	7,513	7,770	6,152	6,828	6,956
Total finance contracts sold (in thousands)	$283,569	$176,345	$149,906	$144,134	$165,137
Truck lease and rental units	870	924	1,015	1,010	1,397

	Year Ended December 31,
	1999	2000	2001	2002	2003
	(in thousands)
BALANCE SHEET DATA
Working capital	$5,623	$4,702	$7,050	$7,995	$14,113
Inventories	134,415	139,178	84,155	115,333	137,423
Inventory included in assets held for sale	39,150	38,237	30,150	10,218	2,496
Fixed assets included in assets held for sale	10,375	14,321	13,821	6,744	6,328
Total assets	366,296	391,341	338,811	345,110	366,878
Floor plan financing	150,862	146,272	85,300	89,288	108,235
Line-of-credit borrowings	13,050	33,779	22,459	22,395	17,732
Long-term debt, including current portion	71,780	90,986	98,170	94,916	90,028
Shareholders’ equity	74,852	78,177	81,439	79,695	88,706

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements contained in this Form 10-K, including, but not limited to, statements made in this Item 1, “Business,” and those made in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are “forward-looking statements” within the meaning of the Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended.  Specifically, all statements other than statements of historical fact included in this Form 10-K regarding the Company’s financial position, business strategy and plans and objectives of management of the Company for future operations are forward-looking statements.  These forward-looking statements are based on the beliefs of the Company’s management as well as assumptions made by and information currently available to the Company’s management.  When used in this report, the words “anticipate,” “believe,” “estimate,” “expect” and “intend” and words or phrases of similar import, as they relate to the Company or its subsidiaries or Company management, are intended to identify forward-looking statements.  Such statements reflect the current view of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions related to certain factors including, without limitation, competitive factors, general economic conditions, cyclicality, economic conditions in the new and used truck and equipment markets, customer relations, relationships with vendors, the interest rate environment, governmental regulation and supervision, seasonality, distribution networks, product introductions and acceptance, technological change, changes in industry practices, onetime events and other factors described herein and in the Company’s Registration Statement on Form S-1 (File No. 333-03346) and in the Company’s annual, quarterly and other reports filed with the Securities and Exchange Commission (collectively, “cautionary statements”).  Although the Company believes that its expectations are reasonable, it can give no assurance that such expectations will prove to be correct.  Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected, or intended.  All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the applicable cautionary statements.  The Company does not intend to update these forward-looking statements.

General

We are a full-service, integrated retailer of premium transportation and construction equipment and related services.  As the leading supplier of Peterbilt trucks, we accounted for approximately 20.3% of all new Peterbilt trucks sold in the U.S. in 2003.  In 1997, we acquired our first John Deere construction equipment dealership in Houston, Texas and are the major supplier of John Deere construction equipment in that market.  Through our strategically located network of Rush Truck Centers and our Rush Equipment Center, we provide one-stop service for the needs of our customers, including retail sales of new and used transportation and construction equipment, as well as aftermarket parts sales, service and repair facilities and financing, leasing and rental, and insurance services.

Our Rush Truck Centers are principally located in high traffic areas throughout the southern United States. We provide leasing and rental services through our Rush Leasing and Rental Division at our one-stop Rush Truck Centers and our Rush Equipment Center.  Retail financing of trucks and construction equipment, as well as a line of insurance products, are arranged through our Rush Financial and Insurance Division.

Our business strategy, based upon providing the customer with competitively priced products supported with timely and reliable service, has enabled us to increase revenues at a compounded annual growth rate of 2.4% since 1999, despite a compounded annual decrease of approximately 13% in industry-wide United States heavy-duty truck sales over the same period.  We intend to continue to implement our business strategy, reinforce customer loyalty and remain a market leader by continuing to develop our Rush Truck Centers and Rush Equipment Center as we extend our geographic focus through strategic acquisitions of new locations and expansions of our existing facilities.

All of our business operations are currently conducted through four separate divisions: the Rush Truck Center Division, the Rush Equipment Center Division, the Rush Leasing and Rental Division and the Rush Financial and Insurance Division.

Rush Truck Center Division.  Since commencing operations as a Peterbilt heavy-duty truck dealer over 38 years ago, we have grown to operate Rush Truck Centers at 37 locations, which primarily sell Peterbilt Class 8 heavy-duty trucks in the states of Texas, Colorado, Oklahoma, California, Arizona, Florida, Alabama and New Mexico. Our Rush Truck Centers are strategically located to take advantage of increased cross-border traffic between the United States and Mexico resulting from implementation of NAFTA in 1994.  During 2003, our Rush Truck Center Division accounted for approximately $734.8 million, or 90.1%, of our total revenues.

Rush Equipment Center Division.  Since commencing operations as a John Deere dealer in 1997, we had grown to operate six Rush Equipment Centers located in Texas and Michigan.  We sold our five Michigan construction equipment stores during 2002, recording a net loss from discontinued operations of $3.3 million (see Note 3 of Item 8).  At our Rush Equipment Center in Houston, Texas, we will continue to provide a full line of construction equipment for light to medium sized applications, including John Deere backhoe loaders, hydraulic excavators, crawler-dozers and four-wheel drive loaders.  During 2003, our Texas store accounted for approximately $40.6 million, or 5.0%, of our total revenues.

Rush Leasing and Rental Division.  We provide a broad line of product selections for lease or rent, including Class 8, Class 7 and Class 6 Peterbilt trucks, and a full array of John Deere construction equipment products, including a variety of construction equipment trailers and heavy-duty cranes.  Our lease and rental fleets are offered primarily through our Rush Truck Centers and Rush Equipment Center on a daily, monthly or long-term basis.  During 2003, our Rush Leasing and Rental Division accounted for approximately $33.7 million, or 4.1%, of our total revenues.

Rush Financial and Insurance Division.  We offer third-party financing to assist customers in purchasing new and used trucks and construction equipment.  Additionally, we sell a complete line of property and casualty insurance, including collision and liability insurance on trucks, cargo insurance, general liability, workers compensation, credit life and health, and occupational accident insurance coverages.  During 2003, our Rush Financial and Insurance Division accounted for approximately $6.3 million, or 0.8%, of our total revenues.

Effective at the close of business on July 9, 2002, the Board of Directors of the Company reclassified the outstanding Old Common Stock as Class B Common Stock and declared a stock dividend of one share of a new Class A Common Stock for each share of Class B Common Stock held by shareholders of record on the Record Date. Each share of Class A Common Stock ranks equal to each share of Class B Common Stock with respect to receipt of any dividends or distributions declared on shares of common stock and the right to receive proceeds on liquidation or dissolution of the Company after payment of the Company’s indebtedness and liquidation preference payments to holders of preferred shares.  However, holders of Class A Common Stock will have 1/20th of one vote per share on all matters requiring a shareholder vote, while holders of Class B Common Stock will retain their one full vote per share.  The Company’s stock trades on NASDAQ under the symbols RUSHA and RUSHB.

Critical Accounting Policies

The Company’s discussion and analysis of its financial condition and results of operations are based on the Company’s consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles.  The preparation of these consolidated financial statements requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  There can be no assurance that actual results will not differ from those estimates.  The Company believes the following accounting policies, which are described in Note 2 of Notes to Consolidated Financial Statements, affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

Inventories

Inventories are stated at the lower of cost or market value.  Cost is determined by specific identification for new and used truck and construction equipment inventory and by the first-in, first-out method for tires, parts and accessories.  An allowance is provided when it is anticipated that cost will exceed net realizable value.

Other Assets

Other assets consist primarily of goodwill related to acquisitions and other intangible assets.  As stated in Note 2, Financial Accounting Standards Board Statement No. 142 (“SFAS 142”) provides that goodwill and other intangible assets that have indefinite useful lives will not be amortized, but instead must be tested at least annually for impairment, and intangible assets that have finite useful lives should continue to be amortized over their useful lives.  SFAS 142 also provides specific guidance for testing goodwill and other nonamortized intangible assets for impairment.  SFAS 142 requires management to make certain estimates and assumptions in order to allocate goodwill to reporting units and to determine the fair value of a reporting unit’s net assets and liabilities, including, among other things, an assessment of market condition, projected cash flows, interest rates and growth rates, which could significantly impact the reported value of goodwill and other intangible assets.  SFAS 142 requires, in lieu of amortization, an annual impairment review of goodwill.  The impact of adopting SFAS 142, effective January 1, 2002, resulted in the cessation of goodwill amortization, which would have approximated $1.2 million of pretax amortization expense from continuing operations during 2002 and $1.4 million of pretax amortization expense from continuing operations during 2003.  The Company did not record an impairment charge related to the goodwill for its continuing operations as a result of its December 31, 2003 impairment review.  The Company did, however, record an impairment of goodwill related to its discontinued operations at December 31, 2002 (see Note 3).  Furthermore, SFAS 142 exposes the Company to the possibility that changes in market conditions could result in significant impairment charges in the future, thus resulting in a potential increase in earnings volatility.

Revenue Recognition Policies

Income on the sale of a vehicle or a piece of construction equipment (a “unit”) is recognized when the customer executes a purchase contract with us, a unit has been delivered to the customer and there are no significant uncertainties related to financing or collectibility.  Lease and rental income is recognized over the period of the related lease or rental agreement.  Parts and service revenue is earned at the time the Company sells the parts to its customers or at the time the Company completes the service work order related to service provided to the customer’s unit.  Payments received on prepaid maintenance plans are deferred as a component of accrued expenses and recognized as income when the maintenance is performed.

Finance and Insurance Revenue Recognition

Finance income related to the sale of a unit is recognized over the period of the respective finance contract, based on the effective interest rate method, if the finance contract is retained by the Company.  During 2001, 2002 and 2003, no finance contracts were retained for any significant length of time by the Company but were generally sold to certain finance companies concurrent with the sale of the related unit.  The majority of finance contracts are sold without recourse.  The Company’s liability related to finance contracts sold with recourse is generally limited to 5% to 20% of the outstanding amount of each note initiated on behalf of the finance company.  The Company arranges financing for customers through various financial institutions and receives a commission from the lender equal to the difference between the interest rates charged to customers over the predetermined interest rates set by the financing institution.  The Company also receives commissions from the sale of various insurance products to customers and extended service contracts.  Revenue is recognized by the Company upon the sale of such finance and insurance contracts to the finance and insurance companies, net of a provision for estimated repossession losses and interest charge backs.  The Company is not the obligor under any of these contracts.  In the case of finance contracts, a customer may prepay, or fail to pay, thereby terminating the contract.  If the customer terminates a retail finance contract or other insurance product prior to scheduled maturity, a portion of these fees may be charged back to the Company based on the relevant terms of the contracts.  Such estimate of ultimate charge back exposure is based on the Company’s historical charge back expense arising from similar contracts, including the impact of refinance and default rates on retail finance contracts.  The actual amount of historical charge backs has not been significantly different than the Company’s estimates.

Results of Operations

The following discussion and analysis includes the Company’s historical results of operations for 2001, 2002 and 2003.

The following table sets forth for the years indicated certain financial data as a percentage of total revenues:

	Year Ended December 31,
	2001	2002	2003

New and used truck sales	63.4%	64.5%	61.5%
Parts and service	27.3	28.0	30.6
Construction equipment sales	4.6	3.2	3.5
Lease and rental	3.6	3.3	3.2
Finance and insurance	0.7	0.7	0.8
Other	0.4	0.3	0.4
Total revenues	100.0	100.0	100.0
Cost of products sold	81.3	81.3	81.2
Gross profit	18.7	18.7	18.8
Selling, general and administrative	14.7	14.8	15.2
Depreciation and amortization	1.3	1.1	1.1
Operating income from continuing operations	2.7	2.8	2.5
Interest expense, net	1.3	0.9	0.8
Gain on sale of assets	0.1	—	0.2
Income before income taxes from continuing operations	1.5	1.9	1.9
Income taxes	0.6	0.8	0.8
Income from continuing operations	0.9	1.1	1.1
(Loss) from discontinued operations, net of taxes	(0.4)	(1.3)	(0.1)
Net income (loss)	0.5%	(0.2)%	1.0%

Fiscal Year Ended December 31, 2003 Compared With Fiscal Year Ended December 31, 2002

Revenues

Revenues increased $58.2 million, or 7.7%, from $757.1 million in 2002 to $815.3 million in 2003.  Sales of new and used trucks increased $13.3 million, or 2.7%, from $488.5 million in 2002 to $501.8 million in 2003.

Unit sales of new Class 8 trucks decreased 9.6%, from 4,022 units in 2002 to 3,636 units in 2003.  The decline in new Class 8 truck sales was primarily due to the pre-buy experienced during the last half of 2002 caused by emission law changes that became effective October 1, 2002 and the buying cycle of one of the Company’s major fleet customers, who made a significantly larger purchase in 2002 than in 2003.  The Company’s average sales price per Class 8 truck increased by 7.5% in 2003 compared to 2002.  This increase is directly related to the increased engine costs that resulted from the new emission laws.  Based on consensus estimates from truck and original equipment manufacturers, the Company believes that the deliveries of Class 8 trucks will increase in 2004 to approximately 186,000. In 2003, the Company retained a 2.5% share of the Class 8 truck sales market in the U.S.  The Company expects to maintain this share in 2004, which would result in the sale of approximately 4,600 Class 8 trucks.

Unit sales of new medium-duty trucks increased 29.4%, from 695 units in 2002 to 899 units in 2003.  In 2003, the Company made a concerted effort to improve its medium-duty truck sales by adding experienced medium-duty sales personnel, and introducing new medium-duty franchises to complement our existing Peterbilt medium-duty line.  As a result of these actions, 44% of the Company’s medium-duty unit sales in 2003 were GMC, Hino and UD models, compared to only 21% in 2002. The average sales price for these models was $38,700 compared to $66,500 for the Peterbilt medium-duty model, resulting in a decrease of the average sales price for all medium-duty trucks by 8.3% in 2003 compared to 2002.  Overall, new medium-duty truck sales revenue increased $7.6 million in 2003 compared to 2002.  In 2004, the Company expects to continue to add medium-duty franchises to certain of its dealerships and to increase its medium-duty sales and market share compared to 2003.

Unit sales of used trucks increased 14.7%, from 2,111 units in 2002 to 2,421 units in 2003.  Used truck average revenue per unit increased by 3.8%.  During 2003, the increased demand for used trucks was partially due to the new emission laws that became effective October 1, 2002.  The Company believes some customers were skeptical of the new engines and opted to purchase used trucks.  The increase in the average used truck price is also a sign that the industry has been able to work through the excess supply of used trucks in the market caused by the high volume of new truck unit sales during 1998 through 2000.

Parts and service sales increased $38.3 million, or 18.1%, from $211.5 million in 2002 to $249.8 million in 2003.  Same store parts and service sales increased $19.7 million, or 9.3%, in 2003 compared to 2002.  This increase was in line with management’s expectations that consider business development coupled with price increases for parts and labor.  The remaining increase was attributable to new store additions.  The Company expects same store sales to increase approximately 10.0% in 2004 compared to 2003.

Sales of new and used construction equipment increased $4.0 million, or 16.5%, from $24.3 million in 2002 to $28.3 million in 2003.  This increase is consistent with the overall increase in unit sales for the Houston, Texas construction equipment market during 2003.  The Company’s market share in the Houston area was 17.5% in 2003 compared to 14.6% in 2002.  According to data compiled by John Deere, approximately 1,656 units of construction equipment were put into use in our area of responsibility in 2003 compared to 1,387 in 2002.  The construction equipment industry expects to sell approximately 1,700 to 1,800 new construction equipment units in the Houston area during 2004.  The Company expects to increase its market share slightly in 2004 compared to 2003.

Lease and rental revenues increased by 2.0%, from $25.3 million in 2002 to $25.8 million in 2003.  As part of a planned reduction in our construction equipment rental business, construction equipment lease and rental revenues decreased $0.6 million, or 50.0%, from 2002 to 2003.  Truck lease and rental revenue increased $1.2 million, or 5.0%, from 2002 to 2003.  The increase in truck lease and rental revenue is due to the increase in our customer base during 2003.  The Company expects lease and rental revenue to remain relatively flat in 2004 compared to 2003.

Finance and insurance revenues increased 16.7%, from $5.4 million in 2002 to $6.3 million in 2003. Finance and insurance revenues have limited direct costs and, therefore, contribute a disproportionate share of operating profits.  Approximately 88.9% of this increase is related to the addition of the new stores in Florida and Alabama.  The remaining increase is related to additional customers qualifying for financing due to a change in the credit practices of the Company’s finance providers.

Other income increased $1.2 million, or 54.5%, from $2.2 million in 2002 to $3.4 million in 2003.  Other income revenue is primarily related to the gain on sale realized on trucks from the lease and rental fleet, commissions earned from John Deere for direct manufacturer sales into our area of responsibility, document fees related to truck sales and purchase discounts.  The primary reason for the increase during 2003 is related to gains resulting from truck sales by the leasing and rental division.

Gross Profit

Gross profit increased $12.0 million, or 8.5%, from $141.2 million in 2002 to $153.3 million in 2003. Approximately $10.6 million of the increase in gross profit is related to the acquisition of the Florida and Alabama locations.  Gross profit as a percentage of sales remained relatively flat at 18.7% in 2002 and 18.8% in 2003.

Gross margins on Class 8 truck sales, exclusive of manufacturer incentives, were down from 4.9% in 2002 to 4.3% in 2003.  The decrease is a result of the Company accepting smaller margins on several first time purchases by fleet customers.  Given the increasing demand for Class 8 trucks coupled with the expected increase in purchases from owner operators that historically have rendered higher gross margins than fleet sales, the Company expects gross margins from Class 8 truck sales in 2004 to exceed those achieved in 2003.  Additionally, each year the Company evaluates its reserve for new truck valuation losses.  The Company recorded a $0.3 million loss provision to increase the Company’s reserve for new truck inventory valuation in 2003 compared to $0 in 2002.

Gross margins, exclusive of manufacturer incentives, on medium-duty truck sales decreased from 5.6% in 2002 to 4.9% in 2003, primarily due to the previously discussed change in product mix.  Gross margins on GMC, Hino and UD models were approximately 3.4% in 2003 compared to a gross margin of 5.4% of the Peterbilt medium-duty model.  Although sales of GMC, Hino and UD models will grow significantly as a percentage of total medium-duty sales in 2004, the Company expects the 2004 gross margin to approximate the 4.9% achieved during 2003.

Gross margins on used truck sales decreased from 8.6% in 2002 to 6.4% in 2003, primarily due to the mix of wholesale versus retail used truck sales.  The Company experienced higher than normal used truck wholesale transactions related to the trade-in units from first time new truck fleet customers.  The Company does not expect to purchase as many used trucks from first time new truck fleet customers in 2004, which should result in increased gross margins on used truck sales compared to 2003.  Additionally, each year the Company evaluates its reserve for used truck valuation losses.  The Company recorded a $1.0 million loss provision, primarily related to trade-in units from first time new truck fleet customers, to increase the Company’s reserve for used truck valuation losses in 2003 compared to a $0.5 million loss provision recognized during 2002.

Gross margins from the Company’s parts, service and body shop operations decreased from 39.5% in 2002 to 37.7% in 2003.  There are various reasons for this decrease, including nonproprietary parts sales becoming a larger percentage of the Company’s overall parts sales and competitive pricing pressures from providers of nonproprietary parts. Historically, gross margins on nonproprietary parts are approximately 40 to 50% lower than gross margins on proprietary parts.  Additionally, the Company has increased preventative maintenance services that are provided at lower margins than traditional repair work, and has selectively provided discounted labor rates to garner additional sales both at our dealership locations and at off-site locations.  Gross profit dollars for the parts, service and body shop departments increased from $81.9 million in 2002 to $92.5 million in 2003.  The Company expects the increase in same store gross profit to approximate the expected increase in parts, service and body shop sales of 10.0% in 2004 compared to 2003.

Gross margins on new and used construction equipment sales remained relatively flat at approximately 10.0% in 2002 and 2003.  The Company expects 2004 gross margins to be consistent with those achieved in 2003 and overall gross profit growth to be directly correlated to sales growth.

Gross profit generated from lease and rental sales remained relatively flat.  The Company’s policy is to aggressively depreciate its lease and rental fleet. This policy results in the Company realizing small gross margins while the unit is in service and a corresponding larger gain on sale when the unit is sold at the end of the lease term.  The Company expects 2004 gross margins to be consistent with those achieved in 2003 and overall gross profit growth to be directly correlated to increases in lease and rental sales.

The increase in finance and insurance revenues and other income, as described above, has limited direct costs and, therefore, contributes a disproportionate share of gross profit.  The Company expects gross profit from finance and insurance sales and other income to increase in 2004 based on projected increases in truck sales.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expenses increased $12.5 million, or 11.2%, from $111.7 million in 2002 to $124.2 million in 2003. Approximately $7.6 million of SG&A expense is related to the acquisitions of the Florida and Alabama locations.  Same store SG&A expense increased $4.9 million, or 4.4%, from 2002 to 2003.  The remaining increase is partially due to increased salary expense and increased commissions corresponding to the increase in gross profit.  SG&A expenses as a percentage of sales increased from 14.8% to 15.2% from 2002 to 2003.  The Company’s management continually monitors SG&A expenses.  The Company expects SG&A expenses as a percentage of sales to decrease in 2004 compared to 2003.

Interest Expense, Net

Net interest expense decreased $0.2 million, or 3.1%, from $6.5 million in 2002 to $6.3 million in 2003.  Interest expense decreased primarily as the result of declining interest rates.  During 2004, the Company foresees increased truck inventory which will be financed through our floor plan arrangements.  This increase in floor plan financing is expected to increase interest expense during 2004.

Gain on Sale of Assets

Gain on sale of assets increased $1.8 million, from $0.2 million in 2002 to $2.0 million in 2003.  The gain in 2002 is primarily related to the replacement of fixed assets used in the operation of the business.  The gain recognized in 2003 is primarily related to the sale of the assets of Rush Truck Centers of Louisiana, Inc.  The Company expects gains on sale of assets in 2004 to be limited to replacement of fixed assets used in the operation of the business and sales of certain real estate properties.

Income from Continuing Operations Before Income Taxes

Income from continuing operations before income taxes increased by $1.2 million, or 8.3%, from $14.5 million in 2002 to $15.7 million in 2003, as a result of the factors described above.  Industry experts predict an increase in Class 8 truck sales for 2004.  Based on the predicted increase in industry truck sales, the Company believes that income from continuing operations in 2004 will exceed that of 2003.

Income Taxes from Continuing Operations

Income taxes from continuing operations increased $0.5 million, or 8.6%, from $5.8 million in 2002 to $6.3 million in 2003.  The Company has provided for taxes at a 40% effective rate.

(Loss) from Discontinued Operations, net of Income Taxes

Loss from discontinued operations net of income taxes decreased from $10.5 million in 2002 to $0.6 million in 2003.  The loss recorded during 2002 includes net operating losses of the Michigan construction equipment stores of $0.9 million and net operating losses of D&D of $1.3 million, as well as disposal costs of $2.5 million for the Michigan construction equipment stores and $5.8 million for D&D.  The loss recorded during 2003 includes net operating results of D&D of approximately $0.6 million.  The Company expects to sell all discontinued operations by December 31, 2004.

Fiscal Year Ended December 31, 2002 Compared With Fiscal Year Ended December 31, 2001

Revenues

Revenues increased $65.6 million, or 9.5%, from $691.5 million in 2001 to $757.1 million in 2002.  Sales of new and used trucks increased $50.4 million, or 11.5%, from $438.1 million in 2001 to $488.5 million in 2002.

Unit sales of new Class 8 trucks increased 11.8%, from 3,597 units in 2001 to 4,022 units in 2002.  New heavy-duty truck average sales price per Class 8 truck increased by 0.4% from 2001 to 2002.  As a result of the emission law requirements for heavy-duty trucks, the Company experienced stronger than usual new truck sales during the second half of 2002 as customers made purchases of trucks manufactured before new emission laws took effect.  These new guidelines increased the price of a new heavy-duty truck approximately $3,000 to $8,000 per unit.

Unit sales of new medium-duty trucks increased 7.3%, from 648 units in 2001 to 695 units in 2002.  New medium-duty truck average sales price remained relatively flat from 2001 to 2002.  The Company plans to penetrate the medium-duty truck market by adding new franchises, complementing our existing Peterbilt medium-duty line.

Used truck average revenue per unit increased by 0.6%.  Unit sales of used trucks increased 10.7%, from 1,907 units in 2001 to 2,111 units in 2002.  The slight increase in the average used truck prices indicated that the market was absorbing the excess used trucks in the market caused by high new truck sales during 1998 through 2000.

Parts and service sales increased $22.9 million, or 12.1%, from $188.6 million in 2001 to $211.5 million in 2002. The increase was due to same store growth of $6.5 million, or 3.4%, with the remaining increase attributable to new store additions.  This increase is consistent with management’s expectations and price increases for parts and labor.

Sales of new and used construction equipment decreased $7.4 million, or 23.3%, from $31.7 million in 2001 to $24.3 million in 2002. This decrease is consistent with total construction equipment industry sales declines of 20.7% in our Houston, Texas market.

Lease and rental revenues increased by 1.2%, from $25.0 million in 2001 to $25.3 million in 2002. As part of a planned reduction in our construction equipment rental business, construction equipment lease and rental revenues decreased $0.3 million, or 17.4%, from 2001 to 2002.  Truck lease and rental revenue increased $0.6 million, or 2.1%, from 2001 to 2002.

Finance and insurance revenues increased 3.8%, from $5.2 million in 2001 to $5.4 million in 2002. Finance and insurance revenues have limited direct costs and, therefore, contribute a disproportionate share of operating profits.

Other income decreased $0.7 million, or 24.1%, from $2.9 million in 2001 to $2.2 million in 2002, due primarily to a decrease in gains resulting from truck sales by the leasing operations and fewer direct sales by John Deere into our Houston market.

Gross Profit

Gross profit increased $12.0 million, or 9.3%, from $129.2 million in 2001 to $141.2 million in 2002.  $5.4 million of the increase in gross profit is related to the acquisition of El Paso Trucks and Perfection with the remaining attributable to same store growth.  Gross profit as a percentage of sales remained flat at 18.7% in 2001 and 2002.

Gross margins on Class 8 truck sales, exclusive of manufacturer incentives, remained flat at 4.9% in 2001 and 2002.  Gross margins, exclusive of manufacturer incentives, on medium-duty trucks increased from 5.2% in 2001 to 5.6% in 2002.  Gross margins on used truck sales increased from 8.0% in 2001 to 8.6% in 2002. Each year the Company records a loss provision, which increases the Company’s reserve for new and used truck valuation and repossession losses.  As a result of the more stable used truck market in 2002 as compared to 2001, only a $0.5 million loss provision was recorded in 2002 compared to a $1.2 million loss provision recorded in 2001.

Gross margins on new and used construction equipment sales declined from 11.5% in 2001 to 10.0% in 2002.  The decrease in margin is primarily related to a large amount of used construction equipment that was sold at an auction, at very low margins, in 2002.

Gross margins on parts, service and body shop operations decreased from 41.3% in 2001 to 39.5% in 2002.  This decrease is due to a change in the product mix.  Parts sales increased as a percentage of overall sales in 2002 versus 2001. Parts sales historically have a lower gross margin than service and body shop sales.  Overall, the Company’s parts, service and body shop operations gross profit dollars increased from $76.6 million in 2001 to $81.9 million in 2002.

The increase in finance and insurance revenues and the decrease in other income, as described above, have limited direct costs and, therefore, contribute a disproportionate share of gross profit.

Selling, General and Administrative

Selling, general and administrative expenses increased $9.9 million, or 9.7%, from $101.8 million in 2001 to $111.7 million in 2002. Approximately $5.3 million of selling, general and administrative expense is related to the acquisitions of El Paso Trucks and Perfection.  Same store selling, general and administrative expense increased $4.6 million, or 4.5%, from 2001 to 2002.  Selling, general and administrative expenses as a percentage of sales increased from 14.7% in 2001 to 14.8% in 2002.

Interest Expense, Net

Net interest expense decreased $2.8 million, or 30.1%, from $9.3 million in 2001 to $6.5 million in 2002.  Interest expense decreased primarily as the result of decreased levels of indebtedness due to lower floor plan liability levels.

Gain on Sale of Assets

Gain on sale of assets decreased $0.9 million, or 81.8%, from 2001 to 2002. The gain recognized in 2001 is primarily related to the sale of excess real estate not needed for the operation of the business.  The gain in 2002 is primarily related to the replacement of fixed assets used in the operation of the business.

Income from Continuing Operations Before Income Taxes

Income from continuing operations before income taxes increased by $4.5 million, or 45%, from $10.0 million in 2001 to $14.5 million, in 2002, as a result of the factors described above.

Income Taxes from Continuing Operations

Income taxes from continuing operations increased $1.8 million, or 45%, from 2001 to 2002.  The Company has provided for taxes at a 40% effective rate.

(Loss) from Discontinued Operations, net of Income Taxes

Loss from discontinued operations net of income taxes increased from $2.7 million in 2001 to $10.5 million in 2002.  The loss recorded during 2001 is equal to net losses incurred in operating the Michigan construction equipment stores of $0.3 million and net losses incurred in operating D&D of $2.4 million.  The loss recorded during 2002 includes net operating results of the Michigan construction equipment stores of $0.9 million and net operating results of D&D of $1.3 million as well as disposal costs related to the Michigan construction equipment stores of $2.5 million and disposal costs related to D&D of $5.8 million.

Liquidity and Capital Resources

The Company’s short-term cash needs are primarily for working capital, including inventory requirements, expansion of existing facilities and acquisitions of new facilities. These short-term cash needs have historically been financed with retention of profits and borrowings under credit facilities available to the Company.

On December 31, 2003, the Company had working capital of approximately $14.1 million, including $34.4 million in cash, $24.5 million in accounts receivable, $137.4 million in inventories, $8.8 million in assets held for sale, $1.1 million in prepaid expenses and other, and $2.9 million in deferred income taxes, offset by $108.2 million outstanding under floor plan notes payable, $23.8 million in current maturities of long-term debt, $17.7 million in advances outstanding under lines of credit, $16.1 million of trade accounts payable and $29.1 million in accrued expenses. The aggregate maximum borrowing limits under working capital lines of credit with its primary truck lender are approximately $13.5 million. Advances outstanding under this line of credit at December 31, 2003 were $13.5 million, leaving no funds available for future borrowings.  The Company has four separate secured lines of credit that provide for an aggregate maximum borrowing of $13.6 million.  Advances outstanding under these secured lines of credit in aggregate were $4.2 million, leaving $9.4 million available for future borrowings as of December 31, 2003.

The Company has no material commitment for capital expenditures as of December 31, 2003.  However, the Company will continue to purchase vehicles that are necessary to operate its leasing and rental division.  Furthermore, management will continue to authorize capital expenditures for new buildings and expansion of facilities based on market opportunities.  Additional capital expenditures are expected for the routine maintenance of fixed assets.

The Company’s floor plan agreement with its primary truck lender limits the Company’s borrowing capacity based on the number of new and used trucks that may be financed.  As of December 31, 2003, the aggregate amount of unit capacity for new trucks was 1,390 and the aggregate amount of unit capacity for used trucks was 553; the availability for new trucks was 130 and the availability for used trucks was 238.  The Company’s floor plan agreement with one of its construction equipment lenders is based on the book value of the Company’s construction equipment inventory.  As of December 31, 2003, the aggregate amount of borrowing capacity with this lender was $10.5 million, with approximately $4.5 million outstanding.  Additional amounts are available under the Company’s John Deere dealership agreement.  On December 31, 2003, approximately $1.5 million was outstanding pursuant to the John Deere dealership agreement.

During 2003, operating activities resulted in net cash provided by operations of $16.3 million.  Cash provided by operations was primarily due to income from continuing operations of $9.5 million coupled with provisions for depreciation and amortization of $15.5 million, an increase in provision for deferred income tax of $3.7 million and an increase of accounts payable and accrued expenses of $1.2 million, which was partially offset by increases in inventories of $13.2 million.  The increase in inventories resulted from the additions of the new stores in Florida and Alabama.

During 2003, the Company used $16.8 million in investing activities.  This consisted of purchases of property and equipment of $18.8 million and business acquisitions of $5.5 million which were offset by proceeds from the sale of property and equipment of $7.5 million.  Property and equipment purchases are partially related to the purchase of 77 additional trucks for $8.9 million for the leasing division during 2003.  Additionally, the Company acquired building, land and leasehold improvements of $4.2 million.  Approximately $5.7 million of property and equipment expenditures was for routine maintenance of assets.

Net cash provided by financing activities in 2003 amounted to $10.1 million. Net cash provided by financing activities was primarily due to proceeds from notes payable of $19.2 million and net draws of floor plan notes payable of $19.6 million, offset by principal payments on notes payable of $24.1 million and net payments on lines of credit of $4.7 million.  The proceeds from notes payable are primarily related to the increase in the lease and rental fleet in the leasing division and real estate financing.

During 2002, operating activities resulted in net cash provided by operations of $16.0 million.  Cash provided by operations was primarily due to income from continuing operations of $8.7 million, net of charges related to discontinued operations of $12.0 million, an increase in accrued expenses of $3.1 million, coupled with provisions for depreciation and amortization of $15.8 million, offset by increases in inventories of $12.7 million and a loss from discontinued operations of $10.5 million.

During 2002, the Company used $11.7 million in investing activities which primarily consisted of purchases of property and equipment of $16.5 million, offset by proceeds from the sale of property and equipment of $3.9 million.

Net cash provided by financing activities in 2002 amounted to $0.6 million. Net cash provided by financing activities was primarily due to proceeds from notes payable of $21.8 million and net draws of floor plan notes payable of $4.0 million offset by principal payments on notes payable of $25.0 million.

During 2003, the Company arranged customer financing for approximately 29.4% of its total new and used truck sales, and derived approximately 79% of its finance revenues from the sale of new trucks and the remaining 21% from the sale of used trucks.  The Company’s new and used truck financing is typically provided through Citicapital and PACCAR Financial. The Company financed approximately $147.4 million of new and used truck purchases in 2003. The Company’s contracts with Citicapital and PACCAR Financial provide for payment to the Company of all finance charges in excess of a negotiated discount rate within 30 days of the date of financing, with such payments subject to offsets resulting from the early payoff or defaults under installment contracts previously initiated on behalf of and sold to Citicapital and PACCAR Financial by the Company.  A majority of finance contracts are sold without recourse to the Company.  The Company’s recourse liability, related to finance contracts sold with recourse to the Company, is limited to 15 to 25% of the outstanding amount of each note initiated on behalf of the finance company.  The Company records a provision for estimated repossession losses and early repayment penalties.

In addition, through The CIT Group, Citicapital, John Deere Credit and others, the Company arranged customer financing for approximately $17.7 million, or 60.0%, of our total new and used construction equipment sales in 2003.  Generally, construction equipment financings are memorialized through the use of installment or lease contracts, which are secured by the construction equipment financed, and generally require a down payment up to 10% of the value of the financed piece of construction equipment, with the remaining balance being financed over a three to five year period.  The Company experiences no repossession loss on construction equipment financings because such financings are sold to third parties without recourse.

Substantially all of the Company’s truck purchases from PACCAR are made on terms requiring payment within 15 days or less from the date the trucks are shipped from the factory. The Company finances substantially all of the purchase price of its new truck inventory, and 75% of the loan value of its used truck inventory, under a floor plan arrangement with GMAC under which GMAC pays PACCAR directly with respect to new trucks. The Company makes monthly interest payments to GMAC on the amount financed, but is not required to commence loan principal repayments prior to the sale of new vehicles for a period of 12 months and for used vehicles for a period of three months. On December 31, 2003, the Company had approximately $102.2 million outstanding under its floor plan financing arrangement with GMAC. GMAC permits the Company to earn interest at the prime rate less 0.90% on overnight funds deposited by the Company with GMAC, up to 10.0% of the amount borrowed under its floor plan financing arrangement with GMAC.

Substantially all of the Company’s new construction equipment purchases are financed by John Deere and Citicapital.  The Company finances substantially all of the purchase price of its new equipment inventory under its floor plan facilities.  The agreement with John Deere provides an interest free financing period after which time the amount financed is required to be paid in full.  When construction equipment is sold prior to the expiration of the interest free period, the Company is required to repay the principal within approximately ten days of the sale.  If the equipment financed by John Deere is not sold within the interest free period, it is transferred to the Citicapital floor plan arrangement. The Company makes principal payments for sold inventory to Citicapital on the 15th day of each month.  Used and rental equipment is financed to a maximum book value under a floor plan arrangement with Citicapital.  The Company makes monthly interest payments on the amount financed and is required to commence loan principal repayments on rental equipment as book value reduces.  Principal payments for sold used equipment are made on the 15th day of each month following the sale.  The loans are collateralized by a lien on the equipment.  The Company’s floor plan agreements limit the aggregate amount of borrowings based on the book value of new and used equipment units.  As of December 31, 2003, the Company’s floor plan arrangement with Citicapital permits the financing of up to $10.5 million in construction equipment.  On December 31, 2003, the Company had $1.5 million outstanding under its floor plan financing arrangements with John Deere and $4.5 million outstanding under its floor plan financing arrangement with Citicapital.

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

Seasonal effects on the construction equipment business are primarily driven by the weather. Seasonal effects on construction equipment sales related to the seasonal purchasing patterns of any single customer type are mitigated by the Company’s diverse customer base that includes contractors for both residential and commercial construction, utility companies, federal, state and local government agencies, and various petrochemical, industrial and material supply type businesses that require construction equipment in their daily operations.

Cyclicality

The Company’s business, as well as the entire retail heavy-duty truck industry, is dependent on a number of factors relating to general economic conditions, including fuel prices, interest rate fluctuations, economic recessions, government regulation and customer business cycles. In addition, unit sales of new trucks have historically been subject to substantial cyclical variation based on such general economic conditions. According to R.L. Polk, industry-wide domestic retail sales of Class 8 trucks resulted in approximately 145,000 new Class 8 truck registrations in 2003.  The industry forecasts heavy-duty new truck sales to increase to approximately 186,000 units during 2004.  The Company believes that its geographic expansion, concentration on high margin parts and service operations, and diversity of its customer base will reduce the overall impact to the Company resulting from general economic conditions and cyclical trends affecting the heavy-duty truck industry.  However, the Company’s operations will be affected by any general economic conditions or cyclical trends, either positive or negative, affecting the heavy-duty truck industry.

Effects of Inflation

The Company believes that the relatively moderate rates of inflation over the last few years have not had a significant impact on revenues or profitability.  The Company does not expect inflation to have any near-term material effects on the sale of our products and services.  However, there can be no assurance that there will be no such effect in the future.

Environmental Standards and Other Governmental Regulations

Our operations are subject to numerous federal, state and local laws and regulations, including laws and regulations designed to protect the environment and to regulate the discharge of materials into the environment.

The Environmental Protection Agency (EPA) has mandated that heavy-duty engine manufacturers meet new, stricter emissions guidelines, regarding nitrous oxides, for all engines built subsequent to January 1, 2007.  Historically, the industry has experienced an accelerated demand for trucks in the months preceding the effective date of the change in EPA guidelines, followed by a short-term decrease in demand in the months subsequent to the change. The Company does not expect the change in emission guidelines to have an affect on its 2004 results from operations.  The Company believes it is too early to determine how the change in emission guidelines will affect its results from operations subsequent to 2004.

Termination of Dealership Agreements Upon a Change of Control

As described in Item 1 “Business” and this Item 7, a substantial percentage of our revenues is derived from sales of Peterbilt trucks and John Deere products. Therefore, our business is highly dependant on the PACCAR and John Deere dealership agreements, which authorize us to sell Peterbilt and John Deere products in our market areas.  Our dealership agreements with PACCAR are terminable by PACCAR in the event the aggregate voting power of Mr. Rush and his family decreases below 30% with respect to the election of directors.  The John Deere dealership agreement would similarly be terminable by John Deere if the aggregate voting power of Mr. Rush and his family were to decrease below 25%.  As of December 31, 2003, Mr. Rush and his family owned 2,759,524 shares of Class A Common Stock and 2,759,524 shares of Class B Common Stock, or approximately 39.3% of the Company’s outstanding voting power.  The Company has no control over the transfer or disposition by Mr. Rush or by Mr. Rush’s estate of his Class A Common Stock or Class B Common Stock.  If Mr. Rush were to sell his Class B Common Stock or bequest his Class B Common Stock to nonfamily members or if Mr. Rush’s estate were required to liquidate his shares of Class B Common Stock to pay estate taxes or otherwise, the change of control provisions of the dealership agreements described above would be triggered and could cause the Company to lose its critical right to sell Peterbilt and John Deere products.  Any loss of rights under the Company’s dealership agreements would have a severely adverse effect on the Company’s results of operations.

Off-Balance Sheet Arrangements

The Company does not have off-balance sheet arrangements as of December 31, 2003.

Contractual Obligations

The Company has certain contractual obligations which will impact its short and long-term liquidity.  At December 31, 2003, such obligations are as follows:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)

Long-Term Debt Obligations (1)	$90,028	$23,767	$24,830	$14,724	$26,707

Operating Lease Obligations (2)	36,447	8,235	12,070	7,538	8,604

Total	$126,475	$32,002	$36,900	$22,262	$35,311

(1) Refer to Note 9 of Notes to Consolidated Financial Statements.

(2) Refer to Note 12 of Notes to Consolidated Financial Statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Market risk represents the risk of loss that may impact the financial position, results of operations, or cash flows of the Company due to adverse changes in financial market prices, including interest rate risk, and other relevant market rate or price risks.

The Company is exposed to some market risk through interest rates, related to its floor plan borrowing arrangements, variable rate debt and discount rates related to finance sales.  Floor plan borrowings are based on the prime rate of interest and are used to meet working capital needs.  As of December 31, 2003, the Company had floor plan borrowings of approximately $108,235,000.  Assuming an increase in the prime rate of interest of 100 basis points, interest expense could increase by approximately $1,082,350.  The interest rate variability on all other debt would not have a material adverse effect on the Company’s financial statements.  The Company provides all customer financing opportunities to various finance providers.  The Company receives all finance charges in excess of a negotiated discount rate from the finance providers within 30 days.  The negotiated discount rate is variable, thus subject to interest rate fluctuations.  This interest rate risk is mitigated by the Company’s ability to pass discount rate increases to customers through higher financing rates.

Item 8.  Financial Statements and Supplementary Data

REPORT OF INDEPENDENT AUDITORS

To the Shareholders and Board of Directors of Rush Enterprises, Inc.:

We have audited the accompanying consolidated balance sheets of Rush Enterprises, Inc., a Texas corporation, and subsidiaries as of December 31, 2002 and 2003, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2003.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Rush Enterprises, Inc., and subsidiaries as of December 31, 2002 and 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 2 to the consolidated financial statements, in 2002 the company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and other Intangible Assets.”

/s/ERNST & YOUNG LLP

San Antonio, Texas
February 20, 2004

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2002 AND 2003

(In Thousands, Except Shares and Per Share Amounts)

	December 31, 2002	December 31, 2003

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$24,763	$34,389
Accounts receivable	25,535	24,492
Inventories	115,333	137,423
Prepaid expenses and other	1,764	1,122
Assets held for sale	16,962	8,824
Deferred income taxes	4,375	2,863

Total current assets	188,732	209,113

PROPERTY AND EQUIPMENT, net	117,859	114,477

OTHER ASSETS, net	38,519	43,288

Total assets	$345,110	$366,878

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Floor plan notes payable	$89,288	$108,235
Current maturities of long-term debt	24,958	23,767
Advances outstanding under lines of credit	22,395	17,732
Trade accounts payable	15,082	16,170
Accrued expenses	29,014	29,096
Total current liabilities	180,737	195,000

LONG-TERM DEBT, net of current maturities	69,958	66,261

DEFERRED INCOME TAXES, net	14,720	16,911

SHAREHOLDERS’ EQUITY:
Preferred stock, par value $.01 per share; 1,000 shares authorized; 0 shares outstanding in 2002 and 2003	—	—
Common stock, par value $.01 per share; 50,000,000 shares authorized; 14,004,088 shares outstanding in 2002 and 14,042,304 outstanding in 2003	140	140
Additional paid-in capital	39,155	39,337
Retained earnings	40,400	49,229

Total shareholders’ equity	79,695	88,706

Total liabilities and shareholders’ equity	$345,110	$366,878

The accompanying notes are an integral part of these consolidated financial statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2001, 2002 AND 2003

(In Thousands, Except Per Share Amounts)

	2001	2002	2003

REVENUES:
New and used truck sales	$438,143	$488,456	$501,757
Parts and service	188,566	211,478	249,818
Construction equipment sales	31,666	24,324	28,263
Lease and rental	25,040	25,277	25,847
Finance and insurance	5,251	5,448	6,286
Other	2,847	2,164	3,361

Total revenues	691,513	757,147	815,332

COST OF PRODUCTS SOLD	562,316	615,942	662,082

GROSS PROFIT	129,197	141,205	153,250

SELLING, GENERAL AND ADMINISTRATIVE	101,832	111,721	124,207

DEPRECIATION AND AMORTIZATION	9,176	8,594	8,929

OPERATING INCOME	18,189	20,890	20,114

INTEREST INCOME (EXPENSE):
Interest income	429	239	290
Interest expense	(9,696)	(6,738)	(6,638)

Total interest expense, net	(9,267)	(6,499)	(6,348)

GAIN ON SALE OF ASSETS	1,067	155	1,984

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	9,989	14,546	15,750

PROVISION FOR INCOME TAXES	3,996	5,818	6,300

INCOME FROM CONTINUING OPERATIONS	5,993	8,728	9,450

(LOSS) FROM DISCONTINUED OPERATIONS, NET	(2,731)	(10,472)	(621)

NET INCOME (LOSS)	$3,262	$(1,744)	$8,829

EARNINGS PER SHARE (Note 14):
EARNINGS (LOSS) PER COMMON SHARE - BASIC
Income from continuing operations	$0.43	$0.62	$0.67
Net income (loss)	$0.23	$(0.12)	$0.63
EARNINGS (LOSS) PER COMMON SHARE - DILUTED
Income from continuing operations	$0.42	$0.60	$0.63
Net income (loss)	$0.23	$(0.12)	$0.59

The accompanying notes are an integral part of these consolidated financial statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2001, 2002 AND 2003

(In Thousands)

	Common Stock
	Shares Issued and Outstanding	$.01 Par Value	Additional Paid-In Capital	Retained Earnings

BALANCE, December 31, 2000	14,004	$140	$39,155	$38,882

NET INCOME	—	—	—	3,262

BALANCE, December 31, 2001	14,004	140	39,155	42,144

NET (LOSS)	—	—	—	(1,744)

BALANCE, December 31, 2002	14,004	140	39,155	40,400

EXERCISE OF EMPLOYEE STOCK OPTIONS	38		182

NET INCOME	—	—	—	8,829

BALANCE, December 31, 2003	14,042	$140	$39,337	$49,229

The accompanying notes are an integral part of these consolidated financial statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2001, 2002 AND 2003

(In Thousands)

	2001	2002	2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Income from continuing operations	$5,993	$8,728	$9,450
Adjustments to reconcile net income to net cash provided by (used in) operating activities, net of acquisitions- (Loss) from discontinued operations	(2,731)	(10,472)	(621)
Depreciation and amortization	15,848	15,846	15,542
Gain on sale of property and equipment	(1,614)	(557)	(1,444)
Provision for deferred income tax expense	2,910	(659)	3,703
Net charges related to discontinued operations	—	11,972	—
Change in accounts receivable, net	(6,032)	1,468	1,043
Change in inventories	65,084	(12,741)	(13,154)
Change in prepaid expenses and other, net	2,572	(520)	642
Change in trade accounts payable	1,127	(202)	1,088
Change in accrued expenses	5,543	3,105	82

Net cash provided by operating activities	88,700	15,968	16,331

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(20,726)	(16,526)	(18,772)
Proceeds from the sale of property and equipment	6,773	3,946	7,521
Business acquisitions	(2,646)	—	(5,547)
Change in other assets	(4,628)	929	(33)

Net cash used in investing activities	(21,227)	(11,651)	(16,831)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	23,481	21,777	19,230
Payments on long-term debt	(16,297)	(25,031)	(24,118)
Draws (payments) on floor plan notes payable, net	(62,291)	3,988	19,590
Draws on lines of credit, net	(11,320)	(64)	(4,663)
Issuance of shares relating to employee stock options	—	—	182
Debt Issuance Costs	(86)	(76)	(95)

Net cash provided by (used in) financing activities	(66,513)	594	10,126

NET INCREASE IN CASH AND CASH EQUIVALENTS	960	4,911	9,626

CASH AND CASH EQUIVALENTS, beginning of year	18,892	19,852	24,763

CASH AND CASH EQUIVALENTS, end of year	$19,852	$24,763	$34,389

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for-
Interest	$12,161	$8,176	$7,086

Income taxes	$401	$824	$1,487

The accompanying notes are an integral part of these consolidated financial statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.             ORGANIZATION AND OPERATIONS:

Rush Enterprises, Inc. (the “Company”) was incorporated in June 1996 under the laws of the State of Texas.  The Company, founded in 1965, now operates a Heavy-Duty Truck segment, a Construction Equipment segment and a Retail segment.  The Heavy-Duty Truck segment operates a regional network of 37 truck centers that provide an integrated one-stop source for the trucking needs of its customers, including retail sales of new Peterbilt and used heavy-duty trucks; parts, service and body shop facilities; and financial services, including assisting in the financing of new and used truck purchases, insurance products and truck leasing and rentals.  The Company’s truck centers are located in areas on or near major highways in Texas, California, Colorado, Oklahoma, Arizona, Florida, Alabama and New Mexico.  The Construction Equipment segment, formed during 1997, operates a John Deere equipment center in Houston, Texas.  A portion of this segment, that operated five John Deere Equipment Centers in Michigan, was discontinued during 2002 (see Note 3).  Dealership operations include the retail sale of new and used equipment, aftermarket parts and service facilities, equipment rentals and the financing of new and used equipment (see Note 19).  The Retail segment’s primary line of business is the retail sale of farm and ranch supplies including fencing, horse and cattle trailers, veterinarian supplies and western wear. The Retail segment is currently operating as a discontinued operation pending disposal (see Note 3).

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

In April 2003, the Company purchased substantially all of the assets of Peterbilt of Mobile, Inc., which consisted of a dealership location in Mobile, Alabama.  Peterbilt of Mobile, Inc.’s primary line of business is the sale of new Peterbilt and used heavy-duty trucks, parts and service.  The transaction was valued at approximately $1.4 million, with the purchase price paid in cash.

As part of the Company’s corporate reorganization in connection with its initial public offering (“Offering”) in June 1996, the Company acquired, as a wholly owned subsidiary, a managing general agent (the “MGA”) to manage all of the operations of Associated Acceptance, Inc. (“AA”).  W. Marvin Rush, the sole shareholder of AA, is prohibited from the sale or transfer of the capital stock of AA under the MGA agreement, except as designated by the Company.  Therefore, the financial position and operations of AA have been included as part of the Company’s consolidated financial position and results of operations for all periods presented.

Effective at the close of business on July 9, 2002 (the “Record Date”), pursuant to action taken by the shareholders at the Annual Meeting of the Company held July 9, 2002, and described in the Proxy Statement dated May 15, 2002, the Board of Directors of the Company reclassified the outstanding common stock, $0.01 par value per share (the “Old Common Stock”), as Class B Common Stock, $0.01 par value per share (the “Class B Common Stock”), and declared a stock dividend of one share of a new Class A Common Stock, $.01 par value per share, for each share of Class B Common Stock held by shareholders of record on the Record Date. Each share of Class A Common Stock ranks substantially equal to each share of Class B Common Stock with respect to receipt of any dividends or distributions declared on shares of common stock and the right to receive proceeds on liquidation or dissolution of the Company after payment of the Company’s indebtedness and liquidation preference payments to holders of preferred shares.  However, holders of Class A Common Stock will have 1/20th of one vote per share on all matters requiring a shareholder vote, while holders of Class B Common Stock will retain their full vote per share.  The Company’s stock trades on the NASDAQ National Market under the symbols RUSHA and RUSHB.  Prior to the reclassification and stock dividend, the Company had 7,002,044 shares of Old Common Stock outstanding.  Subsequent to the reclassification and stock dividend, the Company had 7,002,044 shares of Class A Common Stock and 7,002,044 shares of Class B Common Stock outstanding.  Additionally, all stock option information in Note 13 has been adjusted to reflect the above transaction for all periods presented.  The adjustment has caused the total number of options to double, and the grant price per option to be reduced by 50%.

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

Property and Equipment

Property and equipment are depreciated over their estimated useful lives.  Leasehold improvements are amortized over the useful life of the improvement, or the term of the lease, whichever is shorter.  Provision for depreciation of property and equipment is calculated primarily on a straight-line basis.  The Company capitalizes interest on borrowings during the active construction period of major capital projects.  Capitalized interest, when incurred, is added to the cost of underlying assets and is amortized over the estimated useful life of such assets.  The Company did not incur any capitalized interest related to major capital projects in the periods presented.  The cost, accumulated depreciation and amortization and estimated useful lives are summarized as follows (in thousands):

	December 31		Estimated Life (Years)
	2002	2003

Land	$15,582	$15,698	-
Buildings and improvements	42,224	42,239	31 - 39
Leasehold improvements	10,009	9,053	7 - 15
Machinery and shop equipment	14,244	16,721	5 - 7
Furniture and fixtures	17,345	19,133	5 - 7
Transportation equipment	15,675	16,598	2 - 5
Leasing vehicles	48,267	51,033	4 - 8
Construction in progress	2,402	2,288
Accumulated depreciation and amortization	(47,889)	(58,286)

	$117,859	$114,477

Allowance for Doubtful Receivables and Repossession Losses

The Company provides an allowance for doubtful receivables and repossession losses after considering historical loss experience and other factors, which might affect the collection of accounts receivable and the ability of customers to meet their obligations on finance contracts sold by the Company.

Other Assets

Other assets consist primarily of goodwill related to acquisitions of approximately $37.7 million as of December 31, 2002 and $42.5 million as of December 31, 2003.  Accumulated amortization of other assets at December 31, 2002 was approximately $4.4 million and at December 31, 2003 was approximately $4.6 million.  Annually, the Company assesses the appropriateness of the asset valuations of other assets and the related amortization period if applicable.

Financial Accounting Standards Board (“FASB”) Statement No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, “Intangible Assets.”  SFAS 142 addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition.  SFAS 142 also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements.  The provisions of SFAS 142 became effective January 1, 2002.  SFAS 142 is required to be applied at the beginning of an entity’s fiscal year and to be applied to all goodwill and other intangible assets recognized in its financial statements at that date.  Impairment losses for goodwill and indefinite-lived intangible assets that arise due to the initial application of SFAS 142 are to be reported as resulting from a change in accounting principle. The Company completed its initial impairment review and recorded no impairment charges in its financial statements at the date of adoption. However, the Company is exposed to the possibility that changes in market conditions could result in significant impairment charges in the future, thus resulting in a potential increase in earnings volatility.  In addition, as a result of SFAS 142, the Company’s amortization expense is lower as the Company no longer amortizes goodwill.  Assuming the adoption of SFAS 142 had occurred at the beginning of 2001, net income and earnings per share would have been as follows for the three years ended December 31, 2003 (in thousands):

	Proforma 2001	Actual 2002	Actual 2003

Income from continuing operations	$5,993	$8,728	$9,450
Amortization expense, net of tax	714	—	—
Adjusted income from continuing operations	$6,707	$8,728	$9,450

(Loss) from discontinued operations	$(2,731)	$(10,472)	$(621)
Amortization expense, net of tax	105	—	—
Adjusted (loss) from discontinued operations	$(2,626)	$(10,472)	$(621)

Net Income (Loss)	$4,081	$(1,744)	$8,829

Basic earnings per share from continuing operations	$0.48	$0.62	$0.67
Basic earnings per share	$0.29	$(0.12)	$0.63

Diluted earnings per share from continuing operations	$0.47	$0.60	$0.63
Diluted earnings per share	$0.29	$(0.12)	$0.59

Included in the (Loss) from discontinued operations above for 2002 are goodwill impairment losses, net of taxes, of $1.3 million, related to the sale of the Michigan John Deere construction equipment stores, and $0.9 million, related to the pending sale of the Seguin D&D store (see Note 3).

The Company has completed its impairment review for goodwill related to continuing operations at December 31, 2003 and recorded no impairment charges in its financial statements.

Income Taxes

Income taxes are accounted for under the provisions of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”).  SFAS 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in a company’s financial statements or tax returns.  Under this method, deferred tax liabilities and assets are determined based on the differences between the financial statement and tax bases of assets and liabilities using currently enacted tax rates in effect for the years in which the differences are expected to reverse.

Revenue Recognition Policies

Income on the sale of vehicles and construction equipment (collectively, “unit”) is recognized when the seller and customer execute a purchase contract, delivery has occurred and there are no significant uncertainties related to financing or collectibility.  Finance income related to the sale of a unit is recognized over the period of the respective finance contract, based on the effective interest rate method, if the finance contract is retained by the Company.  During 2001, 2002 and 2003, no finance contracts were retained for any significant length of time by the Company but were generally sold, with limited recourse, to certain finance companies concurrent with the sale of the related unit.  Gain or loss is recognized by the Company upon the sale of such finance contracts to the finance companies, net of a provision for estimated repossession losses and early repayment penalties.  Lease and rental income is recognized over the period of the related lease or rental agreement.  Parts and services revenue is earned at the time the Company sells the parts to its customers or at the time the Company completes the service work order related to service provided to the customer’s unit.  Payments received on prepaid maintenance plans are deferred as a component of accrued expenses and recognized as income when the maintenance is performed.

Stock Options

In October 1995, Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), was issued.  SFAS 123 defines a fair value based method of accounting for employee stock options or similar equity instruments and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans.  Under the fair value based method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period of the award, which is usually the vesting period.  However, SFAS 123 also allows entities to continue to measure compensation costs for employee stock compensation plans using the intrinsic value method of accounting prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”).  Because the Company has elected to continue to follow APB 25, SFAS 123 requires disclosure of pro forma net income and earnings per share as if the new fair value accounting method were adopted.

If the Company had adopted the fair value accounting method under SFAS 123, the Company’s net income and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share amounts):

	2001	2002	2003
Income from continuing operations
As reported	$5,993	$8,728	$9,450
Pro forma	5,013	7,683	8,605

Basic earnings per share-
As reported	$0.43	$0.62	$0.67
Pro forma	0.36	0.55	0.61

Diluted earnings per share-
As reported	$0.42	$0.60	$0.63
Pro forma	0.36	0.53	0.57

Net income
As reported	$3,262	$(1,744)	$8,829
Pro forma	2,282	(2,789)	7,984

Basic earnings per share-
As reported	$0.23	$(0.12)	$0.63
Pro forma	0.16	(0.20)	0.57

Diluted earnings per share-
As reported	$0.23	$(0.12)	$0.59
Pro forma	0.16	(0.19)	0.53

The fair value of these options was estimated using a Black-Scholes option pricing model with a risk-free interest rate of 6.0%  for 2001 and 2002 and a range of 3.65% to 4.2% for 2003, volatility factors of 1.891 for 2001, a range of 1.792 to 1.877 for 2002 and a range of .433 to .471 for 2003, a dividend yield of 0%, and an expected option life from zero to seven years for 2001, 2002 and 2003.

Advertising Costs

The Company charges advertising costs to expenses as incurred.  Advertising and marketing expense related to operations was $1.2 million for fiscal year 2001, $1.3 million for fiscal year 2002, and $1.4 million for fiscal year 2003.  Advertising and marketing expense is included in selling, general and administrative expense.

Statement of Cash Flows

Cash and cash equivalents generally consist of cash and other money market instruments.  The Company considers any temporary investments that mature in three months or less when purchased to be cash equivalents for reporting cash flows.

Accounting Pronouncements

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”).  SFAS 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred.  The statement requires that the amount recorded as a liability be capitalized by increasing the carrying amount of the related long-lived asset.  Subsequent to initial measurement, the liability is accreted to the ultimate amount anticipated to be paid and is also adjusted for revisions to the timing or amount of estimated cash flows.  The capitalized cost is depreciated over the useful life of the related asset.  Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement.  SFAS 143 became effective for financial statements beginning January 1, 2003.  The application of the new accounting standard did not have a material impact on the Company’s financial statements.

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”).  SFAS 144 supersedes FASB Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” and establishes accounting standards for the impairment and disposal of long-lived assets and criteria for determining when a long-lived asset is held for sale.  SFAS 144 removes the requirement to allocate goodwill to long-lived assets to be tested for impairment, requires that the depreciable life of a long-lived asset to be abandoned be revised in accordance with APB Opinion No. 20, “Accounting Changes,” provides that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired and broadens the presentation of discontinued operations to include more disposal transactions.  SFAS 144 became effective for financial statements beginning January 1, 2002. The Company has complied with the requirements of SFAS 144 in reporting its discontinued operations in 2002 (see Note 3).

In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”).  SFAS 146 requires that a liability for a cost associated with an exit or disposal activity shall be recognized and measured initially at its fair market value in the period in which the liability is incurred except for a liability for onetime termination benefits that is incurred over time. The provisions of SFAS 146 became effective for exit or disposal activities initiated after December 31, 2002.  The Company has adopted SFAS 146 and it did not have a material impact on our financial position or results of operations.

In November 2002, FASB issued Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.”  FIN 45 elaborates on the existing disclosure requirements for most guarantees, including residual value guarantees issued in conjunction with operating lease agreements.  It also clarifies that at the time a company issues a guarantee, we must recognize an initial liability for the fair value of the obligation it assumes under that guarantee and must disclose that information in its interim and annual financial statements.  The initial recognition and measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002.  The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company has adopted FIN 45 and it did not have a material impact on our financial position or results of operations.

In December 2002, FASB issued Statement of Financial Accounting Standards No. 148 (“SFAS 148”), “Accounting for Stock-Based Compensation – Transition and Disclosure.”  SFAS 148 amends SFAS 123 to provide alternate methods of transition for an entity that changes to the fair-value method of accounting for stock-based employee compensation.  In addition, SFAS 148 amends the disclosure provisions of SFAS 123 to require expanded and more prominent disclosure of the effects of an entity’s accounting policy in the summary of significant accounting policies section with respect to stock-based employee compensation.  The amendment of the annual disclosure requirements of SFAS 123 is effective for fiscal years ending after December 15, 2002.  The Company has included the amended disclosure requirement of SFAS 148 in the Notes to Consolidated Financial Statements.

In January 2003, FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities,” and in December 2003 issued a revised interpretation (“FIN 46R”).  FIN 46 and FIN 46R address the accounting for, and disclosure of, investments in variable interest entities.  The Company has adopted FIN 46 and FIN 46R and they did not have a material impact on our financial position or results of operations.

In April 2003, FASB issued Statement of Financial Accounting Standards No. 149 (“SFAS 149”), “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.”  This statement amends SFAS 133 to provide clarification on the financial accounting and reporting of derivative instruments and hedging activities and requires contracts with similar characteristics to be accounted for on a comparable basis.  The Company has adopted SFAS 149 for all contracts entered into or modified after June 30, 2003 and it did not have a material impact on our financial condition or results of operations.

On May 15, 2003, FASB issued Statement of Financial Accounting Standards No. 150 (“SFAS 150”), “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”  The statement established standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity.  SFAS 150 must be applied immediately to instruments entered into or modified after May 31, 2003. The Company has adopted SFAS 150 and has determined it will not have a material impact on our financial position or results of operations.

3.                                       DISCONTINUED OPERATIONS

On November 12, 2002, the Company announced that it would sell its Michigan John Deere construction equipment stores as a result of continuing deterioration in the Michigan construction equipment market and its location in regards to the Company’s other operations and its plans for future expansion.  The sale of the Michigan construction equipment stores was substantially complete at December 31, 2002.  Prior to the sale, Michigan construction equipment stores were part of the Company’s Construction Equipment segment.  The Construction Equipment segment has been restated for all periods presented to exclude the Michigan stores.

On November 12, 2002 the Company decided to discontinue its Retail segment, which operated three farm and ranch retail stores in Seguin, Hockley and Denton, Texas.  The Company decided that the Retail segment did not fit into its long-term plans of growing its core heavy-duty truck and construction equipment businesses.  The Denton store was closed in December 2002, the Hockley store began liquidating inventory during November 2002 and completed the liquidation on March 9, 2003.  The Company is actively marketing the Seguin store and expects to sell the store by December 31, 2004.  As a result of these actions, the Retail segment will no longer be reported as a separate business segment.

As a result of these decisions the Company recognized nonrecurring and unusual charges, net of income tax benefits, of $8.3 million ($0.58 per diluted share) in the fourth quarter of 2002.  Following is a discussion that describes the components of the $8.3 million in charges based on their classification in the Company’s consolidated financial statements.

The $8.3 million in charges recorded in the fourth quarter of 2002 included charges, net of income tax benefits, of approximately $2.5 million related to the Michigan John Deere construction equipment stores sold during December 2002.  The remaining $5.8 million in charges relate to closing, liquidation and pending sale of Retail segment stores described above. These charges are included in discontinued operations in the Company’s consolidated statements of income in accordance with SFAS 144.  In addition, the results of operations of these businesses have been classified as discontinued operations in the Company’s consolidated statements of income for all periods presented.  Similarly, certain assets of these businesses have been separately identified in the consolidated balance sheet as being held for sale.  The Company expects to complete the sale of these assets by December 31, 2004.  Depreciation and amortization expense are no longer being recorded with respect to the assets of these businesses in accordance with SFAS 144.  These assets are recorded at estimated fair value less cost to sell at December 31, 2003.  Changes in the estimated fair value will be recorded in future periods as determined.

Net sales and earnings (loss) before income taxes related to the discontinued businesses were as follows (in thousands):

	2001	2002	2003
Michigan Construction Equipment Stores
Net Sales	$50,844	$37,407	$251

Earnings (loss) before income taxes:
Results of operations from discontinued operations	(552)	(1,425)	—
Charges related to discontinued operations	—	(4,128)	—
(Loss) before income taxes	(552)	(5,553)	—
Income tax income (benefit)	221	2,222	—
Net income (loss) from discontinued operations	$(331)	$(3,331)	$—

Retail Segment Stores (D&D)
Net Sales	$40,808	$39,571	$17,298

Earnings (loss) before income taxes:
Results of operations from discontinued operations	(4,001)	(2,119)	(1,035)
Charges related to discontinued operations	—	(9,007)	—
(Loss) before income taxes	(4,001)	(11,126)	(1,035)
Income tax benefit	1,601	3,985	414
Net (loss) from discontinued operations	$(2,400)	$(7,141)	$(621)

Included in the $4.1 million Michigan construction equipment stores charge for 2002 was a goodwill impairment of $2.2 million, a loss on the disposal of inventory of $1.5 million, $0.7 million expense for early termination benefits, and a gain on the sale of fixed assets of $0.3 million.  The remaining charges are related to costs associated with infrastructure reduction, including professional fees and facilities. No further charges related to the disposition were incurred during 2003.

Included in the $9.0 million D&D charge for 2002 was a $5.1 million loss for the sale of fixed assets, $1.5 million loss on the disposal of inventory, $1.1 million expense for early termination benefits and a $1.0 million impairment of goodwill.  The remaining charges were related to costs associated with infrastructure reduction, including professional fees and facilities.  No further charges related to the disposition were incurred during 2003.

The major classes of assets of the discontinued operations classified as held for sale and included in the consolidated balance sheet were as follows (in thousands):

	2002	2003

Inventories	$10,218	$2,496

Property and equipment, net	6,744	6,328

Assets held for sale	$16,962	$8,824

4.             SUPPLIER AND CUSTOMER CONCENTRATION:

Major Suppliers and Dealership Agreements

The Company has entered into dealership agreements with various companies (“Distributors”).  These agreements are nonexclusive agreements that allow the Company to stock, sell at retail and service trucks, equipment and products of the Distributors in the Company’s defined market.  The agreements allow the Company to use the Distributor’s name, trade symbols and intellectual property and expire as follows:

Distributor

Expiration Dates

PACCAR	August 2004 to October 2006
John Deere	Indefinite

These agreements, as well as agreements with various other Distributors, impose a number of restrictions and obligations on the Company, including restrictions on a change in control of the Company and the maintenance of certain required levels of working capital.  Violation of these restrictions could result in the loss of the Company’s right to purchase the Distributor’s products and use the Distributor’s trademarks.  As of

December 31, 2003, the Company’s management believes it was in compliance with all the restrictions and obligations of its dealership agreements.

The Company purchases most of its new vehicles and parts from PACCAR, the maker of Peterbilt trucks and parts, at prevailing prices charged to all franchised dealers.  Sales of new Peterbilt trucks accounted for 97%, 98% and 95% of the Company’s new vehicle sales for the years ended December 31, 2001, 2002 and 2003, respectively.

The Company purchases most of its new construction equipment and parts from John Deere at prevailing prices charged to all franchised dealers.  Sales of new John Deere equipment accounted for 85%, 91% and 93% of the Company’s new equipment sales for the years ended December 31, 2001, 2002 and 2003, respectively.

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

The floor plan agreement with one of the financial institutions used for construction equipment purchases expires in June 2004.  Additionally, floor plan financing is provided by John Deere pursuant to the Company’s equipment dealership agreement.  Furthermore, the agreements also provide that the occurrence of certain events will be considered events of default.  There were no known events of default as of December 31, 2003.  In the event that the Company’s financing becomes insufficient, or its relationship with the current primary lenders terminates, the Company would need to obtain similar financing from other sources.  Management believes it can obtain additional floor plan financing or alternative financing if necessary.

The Company’s debt agreements include certain restrictive covenants including maintaining a tangible net worth of at least $15.0 million and a debt to tangible net worth ratio of 9 to 1.  The Company was in compliance with these and all debt covenants as of December 31, 2003.

Concentrations of Credit Risks

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable.  The Company places its cash and cash equivalents with what it considers to be quality financial institutions.  At December 31, 2003, the Company had deposits in excess of federal insurance totaling approximately $39.3 million.

Concentrations of credit risk with respect to trade receivables are reduced because a large number of geographically diverse customers make up the Company’s customer base, thus spreading the trade credit risk.  A majority of the Company’s business, however, is concentrated in the United States heavy-duty trucking and construction equipment markets and related aftermarkets.  The Company controls credit risk through credit approvals and by selling certain trade receivables without recourse.  Related to the Company’s finance contracts, after the finance contract is entered into, the Company generally sells the contracts to a third party.  The finance contracts are sold both with and without recourse.  A majority of the Company’s finance contracts are sold without recourse.  Historically, bad debt expense associated with the Company’s accounts receivable and finance contracts has not been significant.

5.             ACCOUNTS RECEIVABLE:

The Company’s accounts receivable, net, consisted of the following (in thousands):

	December 31
	2002	2003

Trade accounts receivable from sale of vehicles and construction equipment	$12,786	$12,122
Other trade receivables	3,717	3,982
Warranty claims	3,199	3,457
Other accounts receivable	6,283	5,381
Less allowance for doubtful receivables	(450)	(450)

Total	$25,535	$24,492

For the years ended December 31, 2001, 2002 and 2003, the Company had no significant related-party sales.

6.             INVENTORIES:

The Company’s inventories consisted of the following (in thousands):

	December 31,
	2002	2003

New vehicles	$67,138	$79,871
Used vehicles	7,361	11,600
Construction equipment – new	3,244	4,505
Construction equipment – used	1,307	657
Construction equipment – rental	3,541	913
Parts and accessories	31,852	39,476
Other	1,866	1,424
Less allowance	(976)	(1,023)

Total	$115,333	$137,423

The Company recognized $500,000 of pretax new and used vehicle inventory valuation losses during 2002 and $1.3 million of pretax new and used vehicle inventory valuation losses during 2003.

7.             VALUATION ACCOUNTS

Valuation and allowance accounts include the following (in thousands):

	December 31
	2001	2002	2003

Balance at the Beginning of Year	$2,694	$1,911	$1,426

Net Charged to Costs and Expenses	1,631	404	1,450

Acquisitions	513

Net Write-Offs	(2,927)	(889)	(1,403)

Balance at the End of Year	$1,911	$1,426	$1,473

Allowance for Doubtful Receivables

The Company provides an allowance for uncollectible warranty receivables.  The Company evaluates the collectibility of its warranty claims receivable based on a combination of factors, including aging and correspondence with the applicable manufacturer.  Management reviews the warranty claims receivable aging and adjusts the allowance based on historical experience.  The Company sells a majority of its customer accounts receivable to a third party that is responsible for qualifying the customer for credit at the point of sale.  As all credit risk is assumed by the third party, the Company provides no allowance for customer accounts receivable.

Inventory

The Company provides a reserve for obsolete and slow moving parts.  The reserve is reviewed and, if necessary, adjustments are made on a quarterly basis.  The Company relies on historical information to support its reserve.  Once the inventory is written down, the Company does not adjust the reserve balance until the inventory is sold.

The valuation for new and used truck inventory is based on specific identification.  A detail of new and used truck inventory is reviewed and, if necessary, adjustments to the value of specific units are made on a quarterly basis.

8.             FLOOR PLAN NOTES PAYABLE AND LINES OF CREDIT:

Floor Plan Notes Payable

Floor plan notes are financing agreements to facilitate the Company’s purchase of new and used trucks and construction equipment.  These notes are collateralized by the inventory purchased and accounts receivable arising from the sale thereof.  The Company’s floor plan notes have interest rates based on the Prime rate or LIBOR, as defined in the agreements.  The interest rates applicable to these agreements ranged from approximately 3.35% to approximately 5.50% as of December 31, 2003.  The amounts borrowed under these agreements are due when the related truck or construction equipment inventory (collateral) is sold and the sales proceeds are collected by the Company, or in the case of construction equipment rentals, when the carrying value of the equipment is reduced.  These lines may be modified, suspended or terminated by the lender as described in Note 4.

The Company’s floor plan agreement with its primary truck lender limits the borrowing capacity based on the number of new and used trucks that may be financed.  As of December 31, 2003, the aggregate amount of unit capacity for new and used trucks was 1,390 and 553, respectively, and the availability for new and used trucks was 130 and 238, respectively.

The Company’s floor plan agreement with one of its construction equipment lenders is based on the book value of the Company’s construction equipment inventory.  As of December 31, 2003, the aggregate amount of borrowing capacity with this lender was $10.5 million, with approximately $4.5 million outstanding.  Additional amounts are available under the Company’s John Deere dealership agreement.  At December 31, 2003, approximately $1.5 million was outstanding pursuant to the John Deere dealership agreement.

Amounts of collateral as of December 31, 2002 and 2003 were as follows (in thousands):

	December 31,
	2002	2003
Inventories, new and used vehicles and construction equipment at cost based on specific identification	$82,591	$97,546
Construction equipment inventory included in assets held for sale	1,332	—
Truck and construction equipment sale related accounts receivable	12,786	12,122

Total	$96,709	$109,668

Floor plan notes payable	$89,288	$108,235

Lines of Credit

The Company has a separate line of credit agreement with a financial institution that provides for an aggregate maximum borrowing of $13.5 million, with advances generally limited to 75% of the Company’s new parts inventory.  Advances bear interest at prime less 0.5%, which was 3.5% on December 31, 2003.  Advances under the line-of-credit agreement are secured by new parts inventory.  The line of credit agreement contains financial covenants.  The Company was in compliance with these covenants on December 31, 2003.  Either party may terminate the agreement with 30 days written notice.  As of December 31, 2002 and 2003, advances outstanding under this line-of-credit agreement amounted to $13.5 million.  As of December 31, 2003, there were no funds available for future borrowings.  This line is discretionary and may be modified, suspended or terminated at the election of the lender. The Company has four additional separate secured lines of credit that provide for an aggregate maximum borrowing of $13.6 million.  Advances outstanding under these secured lines of credit in aggregate were $4.2 million, leaving $9.4 million available for future borrowings as of December 31, 2003.

9.             LONG-TERM DEBT:

Long-term debt was comprised of the following (in thousands):

December 31

	2002	2003

Variable interest rate term notes	$14,536	$9,740
Fixed interest rate term notes	80,380	80,288

Total debt	94,916	90,028

Less- Current maturities	(24,958)	(23,767)

	$69,958	$66,261

As of December 31, 2003, debt maturities were as follows (in thousands):

2004	$23,767
2005	14,328
2006	10,502
2007	7,886
2008	6,838
Thereafter	26,707

$90,028

The interest rates on the Company’s variable interest rate notes are based on LIBOR and the Prime rate on December 31, 2003.  Interest rates on the notes ranged from approximately 3.37% to 4.22% on December 31, 2003. Payments on the notes range from $1,945 to $67,000 per month, plus interest.  Maturities of these notes range from April 2004 to September 2014.

The Company’s fixed interest rate notes are primarily with financial institutions and had interest rates ranging from approximately 3.86% to 10.79% on December 31, 2003.  Payments on the notes range from $220 to $34,833 per month, plus interest.  Maturities of these notes range from January 2004 to January 2016.

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

11.           DEFINED CONTRIBUTION PLAN:

The Company has a defined contribution plan (the “Rush Plan”), which is available to all Company employees and the employees of certain affiliates.  Each employee who has completed six months of continuous service is entitled to enter the Rush Plan.  Participating employees may contribute from 1% to 50% of total gross compensation.  However, certain higher paid employees are limited to a maximum contribution of 15% of total gross compensation.  For the first 10% of an employee’s contribution, the Company, at its discretion, may contribute an amount equal to 25% of the employees’ contributions for those employees with less than five years of service and an amount equal to 50% of the employees’ contributions for those employees with more than five years of service.  During the year ended December 31, 2001, the Company incurred expenses of approximately $1.6 million related to the Rush Plan.  During the year ended December 31, 2002, the Company incurred expenses of approximately $1.5 million related to the Rush Plan.  During the year ended December 31, 2003, the Company incurred expenses of approximately $1.6 million related to the Rush Plan.

The Company currently does not provide any postretirement benefits nor does it provide any postemployment benefits.

12.           LEASES:

Vehicle Leases

The Company leases vehicles primarily over periods ranging from one to ten years under operating lease arrangements.  These vehicles are subleased to customers under various agreements in its own leasing operation.  Generally, the Company is required to incur all operating costs and pay a minimum rental and an excess mileage charge based on maximum mileage over the term of the lease.  Vehicle lease expenses for the years ended December 31, 2001, 2002 and 2003, were approximately $5.4 million, $5.0 million and $5.3 million, respectively.

Minimum rental commitments for noncancelable vehicle leases in effect on December 31, 2003, are as follows (in thousands):

2004	$5,915
2005	4,789
2006	3,938
2007	3,224
2008	2,484
Thereafter	4,266

Total	$24,616

Customer Vehicle Leases

A Company division leases both owned and leased vehicles to customers primarily over periods of one to ten years under operating lease arrangements.  The leases require a minimum rental and a contingent rental based on mileage.  Rental income during the years ended December 31, 2001, 2002 and 2003, consisted of minimum payments of approximately $11.3 million, $12.5 million and $13.7 million, respectively, and contingent rentals of approximately $2.8 million, $3.0 million and $3.0 million, respectively.  Minimum lease payments to be received for noncancelable leases and subleases in effect at December 31, 2003, are as follows (in thousands):

2004	$14,080
2005	11,833
2006	9,292
2007	7,338
2008	5,290
Thereafter	6,254

Total	$54,087

As of December 31, 2002 and 2003, the Company had $32.9 million (net of accumulated depreciation of $15.3 million) and $32.1 million (net of accumulated depreciation of $18.9 million), respectively, of leasing vehicles included in property and equipment.

Other Leases - Land and Buildings

The Company leases various assets under operating leases, which expire at various times through 2023.  Rental expense for the years ended December 31, 2001, 2002 and 2003, was $1.9 million, $1.8 million and $2.2 million, respectively.  Future minimum lease payments under noncancelable leases at December 31, 2003, are as follows (in thousands):

2004	$2,321
2005	1,855
2006	1,487
2007	915
2008	915
Thereafter	4,338

Total	$11,831

13.           STOCK OPTIONS AND STOCK PURCHASE WARRANTS:

In April 1996, the Board of Directors and shareholders adopted the Rush Enterprises, Inc. Long-Term Incentive Plan (the “Incentive Plan”).  The Incentive Plan provides for the grant of stock options (which may be nonqualified stock options or incentive stock options for tax purposes), stock appreciation rights issued independent of or in tandem with such options (“SARs”), restricted stock awards and performance awards.

The aggregate number of shares of common stock subject to stock options or SARs that may be granted to any one participant in any year under the Incentive Plan is 100,000 shares of Class A Common Stock and 100,000 shares of Class B Common Stock.  The Company has 2,600,000 shares of Class A Common Stock and 1,400,000 shares of Class B Common Stock reserved for issuance upon exercise of any awards granted under the Company’s Incentive Plan.

On April 8, 1996, the Board of Directors of the Company declared a dividend of one common share purchase right (a “Right”) for each share of common stock outstanding.  Each Right entitles the registered holder to purchase from the Company one share of Class A Common Stock and one share of Class B Common Stock at a price of $17.50 per share (the “Purchase Price”). The Rights are not exercisable until the distribution date, as defined in the Rights Agreement.  The Rights will expire on April 7, 2006 (the “Final Expiration Date”), unless the Final Expiration Date is extended or unless the Rights are earlier redeemed or exchanged by the Company.

In March 2001 and 2002, the Company granted options under the Incentive Plan to purchase an aggregate of 212,200 and 250,000 shares, respectively, of the Old Common Stock to employees. Each option granted becomes exercisable in three annual installments beginning on the third anniversary of the grant date.  The options are exercisable at a price equal to the fair value of the Company’s Old Common Stock at the grant date.  However, each option has now been divided into two options, one option for the purchase of Class A Common Stock and one option for the purchase of Class B Common Stock.  Each of the options is exercisable at one-half of the fair value of the Company’s Old Common Stock on the grant date.

In March 2003, the Company granted options under the Incentive Plan to purchase an aggregate of 380,000 shares of Class A Common Stock and 93,000 shares of Class B Common Stock.  Each option granted becomes exercisable in three annual installments beginning on the third anniversary of the grant date.

During 2000, the Company granted options outside of any plan to purchase an aggregate of 169,258 shares of Old Common Stock to employees.  A total of 69,258 of these options were terminated in 2001 and 2002. The remaining 100,000 options were divided into two options, one for Class A Common Stock and one for Class B Common Stock, and are exercisable at a price equal to one-half of the fair value of the Company’s Old Common Stock at the grant date.  These options are exercisable four years from the grant date.

During 1997, the Board of Directors and shareholders adopted the Rush Enterprises, Inc. 1997 Non-Employee Director Stock Option Plan (the “Director Plan”).  The Director Plan is designed to attract and retain highly qualified non-employee directors, reserving 300,000 shares of Old Common Stock for issuance upon exercise of any awards granted under the Plan.  Under the terms of the Director Plan, each non-employee director received options to purchase 10,000 shares of the Old Common Stock as of the date of adoption or on their respective date of election, all of which are fully vested and are exercisable immediately, and expire ten years from the grant date.  During the year ended December 31, 2002, 30,000 options were granted and were exercisable at a price equal to the fair value of the Company’s Old Common Stock on the grant date. However, each option has now been divided into two options, one option for the purchase of Class A Common Stock and one option for the purchase of Class B Common Stock.  Each of the options is exercisable at one-half of the fair value of the Company’s Old Common Stock on the grant date.  During the year ended December 31, 2003, 60,000 options of Class A Common Stock were granted under the terms of the Director Plan.

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

A summary of the Company’s stock option activity and related information for the years ended December 31, 2001, 2002 and 2003 follows:

	2001		2002		2003
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price

Outstanding, beginning of year	1,549,822	$4.50	2,028,034	$3.85	2,452,730	$3.82
Granted	604,400	2.08	560,000	3.71	533,000	3.80
Exercised	—	—	—	—	(46,248)	5.14
Forfeited	(126,188)	3.39	(135,304)	3.74	(33,916)	4.29

Outstanding, end of year	2,028,034	$3.85	2,452,730	3.82	2,905,566	3.79

Exercisable, end of year	612,084	$4.24	889,508	$4.56	1,140,135	$4.62

Weighted average fair value of options granted during the year		$2.06		$3.68		$1.95

The following table summarizes the information about the Company’s options outstanding at December 31, 2003:

	Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$2.06 – $2.25	575,400	7.2	$2.08	180,000	$2.13
$3.10 – $4.32	1,659,596	7.4	$3.59	348,376	$3.92
$4.85 – $6.00	610,570	5.5	$5.52	551,759	$5.49
$8.13	60,000	5.4	$8.13	60,000	$8.13
	2,905,566			1,140,135

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

In March 1998 and 2000, the Company issued, to certain employees, warrants to purchase an aggregate of 18.75% of the common stock of Rush Retail Centers, Inc., its wholly owned subsidiary, for $375,000.  The warrants were exercisable on various dates between March 2001 and March 2003 and expire ten years from the grant date.  None of these warrants were exercised as of December 31, 2003.

14.           EARNINGS PER SHARE:

Earnings per share for all periods have been restated to reflect the adoption of Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (“SFAS 128”), which established standards for computing and presenting earnings per share (“EPS”) for entities with publicly held common stock or potential common stock.  This statement requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures.  Basic EPS were computed by dividing net income by the weighted average number of shares of common stock outstanding during the period.  Diluted EPS differs from basic EPS due to the assumed conversions of potentially dilutive options and warrants that were outstanding during the period.  The following is a reconciliation of the numerators and the denominators of the basic and diluted per share computations for net income.

	2001	2002	2003

Numerator-
Numerator for basic and diluted earnings per share- Net income (loss) available to common shareholders	$3,262,000	$(1,744,000)	$8,829,000

Denominator-
Denominator for basic earnings per share, weighted average shares	14,004,088	14,004,088	14,042,304

Effect of dilutive securities-
Stock options	162,352	456,520	981,933
Warrants	—	—	—

Dilutive potential common shares	162,352	456,520	981,933

Denominator for diluted earnings per share, adjusted weighted average shares and assumed conversions	14,166,440	14,460,608	15,024,237

Basic earnings (loss) per common share	$0.23	$(0.12)	$0 .63

Diluted earnings (loss) per common share and common share equivalents	$0.23	$(0.12)	$0.59

Warrants and options to purchase shares of common stock that were outstanding for the years ended December 31, 2000, 2001 and 2002, that were not included in the computation of diluted earnings per share because the exercise prices were greater than the average market prices of the common shares are as follows:

	2001	2002	2003

Warrants	343,750	—	—
Options	1,423,634	855,280	188,305

Total antidilutive securities	1,767,384	855,280	188,305

15.           INCOME TAXES:

Provision for Income Taxes

The tax provision for the years ended December 31, 2001, 2002 and 2003, are summarized as follows (in thousands):

	2001	2002	2003

Current provision-
Federal	$(996)	$(127)	$2,029
State	391	397	341

	(605)	270	2,370

Deferred provision-
Federal	2,911	(354)	3,189
State	(132)	(305)	327

	2,779	(659)	3,516

Provision for income taxes	$2,174	$(389)	$5,886

The following summarizes the tax effect of significant cumulative temporary differences that are included in the net deferred income tax liability as of December 31, 2002 and 2003 (in thousands):

	2002	2003

Differences in depreciation and amortization	$14,720	$16,911
Accruals and reserves not deducted for tax purposes until paid	(4,124)	(2,642)
Other, net	(251)	(221)

	$10,345	$14,048

A reconciliation of taxes based on the federal statutory rates and the provisions for income taxes for the years ended December 31, 2001, 2002 and 2003, are summarized as follows (in thousands):

	2001	2002	2003

Income taxes at the federal statutory rate	$1,903	$(747)	$5,150
State income taxes, net of federal benefit	190	(181)	587
Nondeductible impairment of goodwill	—	211	—
Nonrealizable state deferred tax asset related to discontinued operations	—	254	—
Other, net	81	74	149

Provision for income taxes	$2,174	$(389)	$5,886

Following is a summary of the Company’s income tax provision for the years ended December 31, 2001, 2002 and 2003 (in thousands):

	2001	2002	2003

Income tax expense on continuing operations	$3,996	$5,818	$6,300
Income tax (benefit) from discontinued operations	(1,822)	(6,207)	(414)

Provision for income taxes	$2,174	$(389)	$5,886

16.           COMMITMENTS AND CONTINGENCIES:

The Company is contingently liable to finance companies for certain notes initiated on behalf of such finance companies related to the sale of trucks and construction equipment.  The majority of finance contracts are sold without recourse to the Company.  The Company’s liability related to finance contracts sold with recourse is generally limited to 5% to 20% of the outstanding amount of each note initiated on the behalf of the finance company.  The Company provides an allowance for repossession losses and early repayment penalties.

Finance contracts initiated and sold during the years ended December 31, 2001, 2002 and 2003, were $149.9 million, $144.1 million and $165.1 million, respectively.

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

17.           ACQUISITIONS:

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

In November 2001, the Company purchased substantially all the assets of Perfection, which operates an oil and gas up-fitting business, a medium-duty truck accessory and up-fitting business and a parts distribution business in Oklahoma City, Oklahoma. The assets acquired were valued at $6.7 million with a purchase price of $4.2 million paid in cash.

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

In February 2003, the Company acquired the common stock of Orange County, a Peterbilt dealer in central Florida.  The acquisition provides the Company with the exclusive rights to sell Peterbilt trucks and parts from three new locations in central Florida, including Orlando, Haines City and Tampa.  The transaction was valued at approximately $5.4 million, with the purchase price paid in cash.

The Orange County acquisition has been accounted for as a purchase; operations of the business acquired have been included in the accompanying consolidated financial statements from the respective date of acquisition.  The purchase price has been allocated based on the fair values of the assets and liabilities at the date of acquisition as follows (in thousands):

Cash	$1,270
Inventories	5,172
Accounts receivable & other assets	2,518
Property and equipment, net	568
Accounts payable & accrued expenses	(5,734)
Notes payable	(1,832)
Goodwill	3,421

Total	$5,383

Since the Orange County acquisition was a stock purchase, the goodwill is not deductible for tax purposes.

In April 2003, the Company purchased substantially all of the assets of Peterbilt of Mobile, Inc., which consisted of a dealership location in Mobile, Alabama.  Peterbilt of Mobile, Inc.’s primary line of business is the sale of new Peterbilt and used heavy-duty trucks, parts and service.

The Peterbilt of Mobile, Inc. acquisition has been accounted for as a purchase; operations of the business acquired have been included in the accompanying consolidated financial statements from the respective date of acquisition.  The purchase price has been allocated based on the fair values of the assets at the date of acquisition as follows (in thousands):

Inventories	$448
Property and equipment	126
Goodwill	860

Total	$1,434

All of the goodwill acquired in the Peterbilt of Mobile, Inc. acquisition will be amortized over 15 years and deducted for income tax purposes.

The following unaudited pro forma summary presents information as if the Orange County and Peterbilt of Mobile, Inc. acquisitions had taken place at the beginning of 2002.  The pro forma information is provided for information purposes only.  It is based on historical information and does not necessarily reflect the actual results that would have occurred nor is it necessarily indicative of future results of operations of the Company.  The following summary is for the years ended December 31, 2002 and 2003 (unaudited) (in thousands, except per share amounts):

	2002	2003

Revenues	$823,080	$823,779
Income from continuing operations after pro forma provision for income taxes	$8,448	$9,461
Basic income from continuing operations per share	$0.60	$0.67
Diluted income from continuing operations per share	$0.58	$0.63

18.           UNAUDITED QUARTERLY FINANCIAL DATA:

(In thousands, except per share amounts.)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2002

Revenues	$162,559	$172,435	$224,853	$197,300
Gross Profit	32,130	35,019	39,058	34,998
Operating income from continuing operations	3,561	5,128	7,096	5,105
Income from continuing operations before income taxes	1,913	3,561	5,545	3,527
Income from continuing operations	1,148	2,137	3,327	2,116
(Loss) from discontinued operations, net	(714)	(147)	(431)	(9,180)
Net income (loss)	$434	$1,990	$2,896	$(7,064)
Earning per share: Basic
Income from continuing operations	$0.08	$0.15	$0.24	$0.15
Net income (loss)	$0.03	$0.14	$0.21	$(0.50)
Earning per share: Diluted
Income from continuing operations	$0.08	$0.14	$0.23	$0.15
Net income (loss)	$0.03	$0.14	$0.20	$(0.49)

2003

Revenues	$159,616	$193,259	$222,795	$239,662
Gross Profit	34,174	38,419	41,422	39,235
Operating income from continuing operations	2,895	5,313	6,853	5,053
Income from continuing operations before income taxes	1,455	3,891	5,316	5,088
Income from continuing operations	873	2,334	3,190	3,053
Gain (loss) from discontinued operations, net	(547)	(100)	(36)	62
Net income	$326	$2,234	$3,154	$3,115
Earning per share: Basic
Income from continuing operations	$0.06	$0.16	$0.23	$0.22
Net income	$0.02	$0.16	$0.23	$0.22
Earning per share: Diluted
Income from continuing operations	$0.06	$0.16	$0.21	$0.20
Net income	$0.03	$0.15	$0.21	$0.20

19.           SEGMENTS:

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”).  This statement requires that public business enterprises report certain information about operating segments in complete sets of financial statements of the enterprise and in condensed financial statements of interim periods issued to shareholders.  It also requires that public business enterprises report certain information about their products and services, the geographic areas in which they operate, and their major customers.

As mentioned previously, the Company announced in November 2002 its decision to sell its John Deere construction equipment stores in Michigan, and discontinue its D&D operations.  In connection with this decision, financial information related to the Company’s construction equipment operations in Michigan will not be included in the Construction Equipment segment below, and the Retail Segment will no longer be presented as a separate operating segment.  Following is a brief description of the activities of each of the Company’s business segments.

The Company has two reportable segments:  the Heavy-Duty Truck segment and the Construction Equipment segment. The Heavy-Duty Truck segment operates a regional network of truck centers that provide an integrated one-stop source for the trucking needs of its customers, including retail sales of new Peterbilt and used heavy-duty trucks, aftermarket parts, service and body shop facilities, and a wide array of financial services, including the financing of new and used truck purchases, insurance products and truck leasing and rentals. The Construction Equipment segment operates a full-service John Deere dealership that serves the Houston, Texas metropolitan and surrounding areas.  Dealership operations include the retail sale of new and used equipment, aftermarket parts and service facilities, equipment rentals, and the financing of new and used equipment.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies.  The Company evaluates performance based on income before income taxes not including extraordinary items.

The Company accounts for intersegment sales and transfers as if the sales or transfers were to third parties, that is, at current market prices.  There were no material intersegment sales during the years ended December 31, 2001, 2002 and 2003.

The Company’s reportable segments are strategic business units that offer different products and services.  They are managed separately because each business unit requires different technology and marketing strategies.  Business units were maintained through expansion and acquisitions.  Assets held for sale and goodwill related to discontinued operations are included in the Heavy-Duty Truck segment.  The following table contains summarized information about reportable segment profit or loss and segment assets for the years ended December 31, 2001, 2002 and 2003 (in thousands):

	Heavy- Duty Truck Segment	Construction Equipment Segment	All Other	Totals

2001
Revenues from external customers	$639,336	$44,417	$7,760	$691,513
Interest income	429	—	—	429
Interest expense	8,474	1,027	195	9,696
Depreciation and amortization	8,198	621	357	9,176
Segment income from continuing operations before income tax	8,714	774	501	9,989
Segment assets	310,012	19,384	9,415	338,811
Goodwill	37,696	4,103	152	41,951
Expenditures for segment assets	20,019	235	143	20,397

2002
Revenues from external customers	$713,113	$36,777	$7,257	$757,147
Interest income	239	—	—	239
Interest expense	6,011	565	162	6,738
Depreciation and amortization	7,857	398	339	8,594
Segment income from continuing operations before income tax	12,881	1,327	338	14,546
Segment assets	316,923	18,193	9,994	345,110
Goodwill	33,672	4,075	116	37,863
Expenditures for segment assets	15,262	105	827	16,194

2003
Revenues from external customers	$765,565	$41,422	$8,345	$815,332
Interest income	290	—	—	290
Interest expense	6,121	382	135	6,638
Depreciation and amortization	8,347	226	356	8,929
Segment income from continuing operations before income tax	13,448	2,385	(83)	15,750
Segment assets	341,037	15,873	9,968	366,878
Goodwill	38,431	4,075	114	42,620
Expenditures for segment assets	19,511	619	1,045	21,175

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

A change in independent auditors from Arthur Andersen LLP to Ernst & Young LLP was reported in a current report on Form 8-K on April 15, 2002.

Item 9A.  Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2003 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

PART III

Item 10.  Directors and Executive Officers of the Registrant

The information called for by Item 10 of Form 10-K is incorporated herein by reference to such information included in the Company’s Proxy Statement for the 2004 Annual Meeting of Shareholders.

Item 11.  Executive Compensation

The information called for by Item 11 of Form 10-K is incorporated herein by reference to such information included in the Company’s Proxy Statement for the 2004 Annual Meeting of Shareholders.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The information called for by Item 12 of Form 10-K is incorporated herein by reference to such information included in the Company’s Proxy Statement for the 2004 Annual Meeting of Shareholders.

Item 13.  Certain Relationships and Related Transactions

The information called for by Item 13 of Form 10-K is incorporated herein by reference to such information included in the Company’s Proxy Statement for the 2004 Annual Meeting of Shareholders.

PART IV

Item 14.  Principal Accountant Fees and Services

The information called for by Item 14 of Form 10-K is incorporated herein by reference to such information included in the Company’s Proxy Statement for the 2004 Annual Meeting of Shareholders

Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

Index to Financial Statements

(a)        The following documents are filed as part of this Annual Report or are incorporated by reference as indicated:

1.             The following financial statements are included under Item 8:

2.             The following financial statement schedules are included under Item 14:

None.

(b)       Exhibits.

Exhibit No.	Identification of Exhibit

Amended and Restated Articles of Incorporation of the Registrant (incorporated herein by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 2000).

3.1	Articles of Amendment to the Articles of Incorporation of the Registrant (incorporated herein by reference to Exhibit 3.1 of the Company’s registration statement on Form 8-A filed July 9, 2002).

3.2	Bylaws of the Registrant, as amended (incorporated herein by reference to Exhibit 3.3 of the Company’s Registration Statement on Form 8-A filed July 9, 2002).

4.1

Specimen of certificate representing Old Common Stock (now Class B Common Stock), $.01 par value, of the Registrant (incorporated herein by reference to Exhibit 4.1 of the Company’s Registration Statement No. 333-03346 on Form S-1 filed April 10, 1996).

4.2

Rights Agreement dated April 8, 1996 between Rush Enterprises, Inc. and American Stock Transfer & Trust Company, Trustee (incorporated herein by reference to Exhibit 4.3 of the Company’s Registration Statement No. 333-03346 on Form S-1 filed April 10, 1996).

4.3

Specimen of certificate representing Class A Common Stock, $.01 par value, of the Registrant (incorporated herein by reference to Exhibit 4.4 of the Company’s Registration Statement on Form 8-A filed July 9, 2002).

10.1

Right of First Refusal dated April 1, 1996 between Peterbilt Motors Company and W. Marvin Rush (incorporated herein by reference to Exhibit 10.76 of the Company’s Registration Statement No. 333-03346 on Form S-1 filed April 10, 1996).

10.2

Right of First Refusal dated April 1, 1996 between Peterbilt Motors Company and Barbara Rush (incorporated herein by reference to Exhibit 10.77 of the Company’s Registration Statement No. 333-03346 on Form S-1 filed April 10, 1996).

10.3

Right of First Refusal dated April 1, 1996 between Peterbilt Motors Company and W. M. “Rusty” Rush (incorporated herein by reference to Exhibit 10.78 of the Company’s Registration Statement No. 333-03346 on Form S-1 filed April 10, 1996).

10.4

Right of First Refusal dated April 1, 1996 between Peterbilt Motors Company and Robin Rush (incorporated herein by reference to Exhibit 10.79 of the Company’s Registration Statement No. 333-03346 on Form S-1 filed April 10, 1996).

10.5

Form of Indemnity Agreement between Rush Enterprises, Inc. and the members of its Board of Directors (incorporated herein by reference to Exhibit 10.80 of the Company’s Registration Statement No. 333-03346 on Form S-1 filed April 10, 1996).

10.6

Form of Employment Agreement between W. Marvin Rush and W.M. “Rusty” Rush (incorporated herein by reference to Exhibit 10.81 of the Company’s Registration Statement No. 333-03346 on Form S-1 filed April 10, 1996).

10.7

Form of Employment Agreement between Rush Enterprises, Inc., and certain of its Vice Presidents (incorporated herein by reference to Exhibit 10.82 of the Company’s Registration Statement No. 333-03346 on Form S-1 filed April 10, 1996).

10.8

Tax Indemnification Agreement between Rush Enterprises, Inc., Associated Acceptance, Inc. and W. Marvin Rush (incorporated herein by reference to Exhibit 10.83 of the Company’s Registration Statement No. 333-03346 on Form S-1 filed April 10, 1996).

10.9	Rush Enterprises, Inc. Long-Term Incentive Plan as amended (incorporated herein by reference to Exhibit 10.09 of the Company’s Form 10-K for the year ended December 31, 2000).

10.10

Form of Rush Enterprises, Inc. Long-Term Incentive Plan Stock Option Agreement (incorporated herein by reference to Exhibit 10.85 of the Company’s Registration Statement No. 333-03346 on Form S-1 filed April 10, 1996).

10.11

Amended and Restated Master Loan Agreement between General Motors Acceptance Corporation and Rush Enterprises, Inc. dated December 7, 2000 (incorporated herein by reference to Exhibit 10.11 of the Company’s Form 10-K for the year ended December 31, 2000).

10.12

Interest Rate Allowances Agreement dated February 1, 1999 between General Motors Acceptance Corporation and Rush Enterprises, Inc. (incorporated herein by reference to Exhibit 2.16 of the Company’s Form 10-K for the year ended December 31, 1999).

10.13

Registration Rights Agreement dated October 1, 1999 by and among Rush Enterprises, Inc., Southwest Truck Center, Inc. and New Mexico Peterbilt, Inc. (incorporated herein by reference to Exhibit 2.1 of the Company’s Report on Form 8-K filed on October 19, 1999).

10.14	Form of dealer agreement between Paccar, Inc. and Rush Truck Centers (incorporated herein by reference to Exhibit 10.18 of the Company’s Form 10-K for the year ended December 31, 1999).

10.15

Letter Agreement between Paccar Financial Corp. and Rush Enterprises, Inc. dated January 17, 2000 (incorporated herein by reference to Exhibit 10.19 of the Company’s Form 10-K for the year ended December 31, 1999).

10.16

Rush Enterprises, Inc. 1997 Non-Employee Director Stock Option Plan as amended (incorporated by reference to Exhibit A of the Company’s Proxy Statement for the 2000 Annual Meeting of Shareholders, filed on Form Def 14A on April 10, 2000).

21.1	Subsidiaries of the Company.

Name	State of Incorporation	Names Under Which Subsidiary Does Business

Rush Truck Centers of Texas, L.P.	Delaware

Rush Truck Center

World Wide Tires

Rush Peterbilt Truck Center, Pharr

Rush Truck Center, Pharr

Rush Peterbilt Truck Center, Beaumont

Rush Truck Center, Beaumont

Rush Peterbilt Truck Center, San Antonio

Rush Truck Center, San Antonio

Rush Peterbilt Truck Center, Houston

Rush Truck Center, Houston

Rush Peterbilt Truck Center, Laredo

Rush Truck Center, Laredo

Rush Peterbilt Truck Center, Lufkin

Rush Truck Center, Lufkin

Rush Peterbilt Truck Center, Austin

Rush Truck Center, Austin

Rush Isuzu Trucks, Austin

Rush Used Truck Center, Austin

Rush Truck Center, Sealy

Rush Peterbilt Truck Center, Sealy

Rush Truck Center, El Paso

Rush Peterbilt Truck Center, El Paso

Rush GMC Truck Center of El Paso, Inc.

San Antonio Peterbilt-GMC Truck, Inc.

San Antonio Petertbilt, Inc.

Lufkin Peterbilt, Inc.

Laredo Peterbilt, Inc.

Houston Peterbilt, Inc.

Translease

Rush Truck Centers of Oklahoma, Inc.	Delaware

Rush Peterbilt Truck Center, Oklahoma City

Rush Truck Center, Oklahoma City

Rush Peterbilt Truck Center, Tulsa

Rush Truck Center, Tulsa

Rush Volvo Truck Center, Oklahoma City

Rush Volvo Truck Center, Tulsa

Rush Used Truck Center, Tulsa

Rush Peterbilt Truck Center, Ardmore

Rush Truck Center, Ardmore

Perfection Equipment

Perfection Truck Parts & Equipment, Oklahoma City

Perfection Truck Parts & Equipment, Tulsa

Translease

Oklahoma Trucks, Inc.

Tulsa Trucks, Inc.

Rush Truck Rigging

Rush Truck Centers of California, Inc.	Delaware

Rush Peterbilt Truck Center, Pico Rivera

Rush Truck Center, Pico Rivera

Rush Peterbilt Truck Center, Fontana

Rush Truck Center, Fontana

Rush Truck Center, Sylmar

Rush Peterbilt Truck Center, Sylmar

Rush Truck Center, Escondido

Rush Peterbilt Truck Center, Escondido Rush Truck Center, El Centro Rush Peterbilt Truck Center, El Centro Rush Truck Center, San Diego Rush Peterbilt Truck Center, San Diego

Rush Truck Centers of Florida, Inc.	Delaware

Rush Truck Center, Winter Garden

Rush Peterbilt Truck Center, Winter Garden

Rush Truck Center, Haines City

Rush Peterbilt Truck Center, Haines City

Rush Truck Center, Tampa

Rush Peterbilt Truck Center, Tampa

Orange County Truck and Trailer, Inc.	Florida

Rush Truck Center, Winter Garden

Rush Peterbilt Truck Center, Winter Garden

Rush Truck Center, Haines City

Rush Peterbilt Truck Center, Haines City

Rush Truck Center, Tampa

Rush Peterbilt Truck Center, Tampa

Rush Truck Centers of Louisiana, Inc.	Delaware	None

Los Cuernos, Inc.	Delaware	Los Cuernos Ranch

Rush Administrative Services, Inc.	Delaware	None

AiRush, Inc.	Delaware	None

Rush Truck Leasing, Inc.	Delaware	Rush Crane Systems

Rush Truck Centers of Colorado, Inc.	Delaware	Rush Truck Centers, Inc. Rush Peterbilt Truck Center, Denver Rush Truck Center, Denver Rush Peterbilt Truck Center, Greeley Rush Truck Center, Greeley

Rush Truck Centers of Alabama, Inc.	Delaware	Rush Truck Center, Mobile Rush Peterbilt Truck Center, Mobile

Rush Truck Centers of Arizona, Inc.	Delaware	Rush Truck Center, Phoenix Rush Peterbilt Truck Center, Phoenix Rush Truck Center, Chandler Rush Peterbilt Truck Center, Chandler Rush Truck Center, Flagstaff

Rush Peterbilt Truck Center, Flagstaff Rush Truck Center, Tucson Rush Peterbilt Truck Center, Tucson

Rush Truck Center of New Mexico, Inc.	Delaware	Rush Truck Center, Albuquerque Rush Peterbilt Truck Center, Albuquerque Rush Truck Center, Las Cruces Rush Peterbilt Truck Center, Las Cruces

Rush GMC Truck Center of Phoenix, Inc.	Delaware	None

Rush GMC Truck Center of San Diego, Inc.	Delaware	None

Rush GMC Truck Center of Tucson, Inc.	Delaware	None

Rush Equipment Centers of Texas, Inc.	Delaware	Rush Equipment Center, Houston Rush Equipment Center, Beaumont Rush Equipment Rental Center, San Antonio

Rush Retail Centers, Inc.	Delaware	D & D Farm & Ranch Supermarket, Inc. D & D Farm & Ranch Smith Brothers

Rushtex, Inc.	Delaware	None

Rushco, Inc.	Delaware	None

23.1*	Consent of Ernst & Young LLP

23.2*	Information regarding consent of Arthur Andersen LLP

31.1*	Certification of Chairman and Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Senior Vice President and Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*filed herewith

(c)           Reports on Form 8-K:

Report dated October 21, 2003, reporting Item 12 “Results of Operation and Financial Condition.” The report included a press release announcing our financial results for the third quarter of 2003.

Report dated March 1, 2004, reporting Item 12 “Results of Operation and Financial Condition.”  The report included a press release announcing our financial results for the fourth quarter and year ended December 31, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RUSH ENTERPRISES, INC.

By: /s/ W. MARVIN RUSH	Date: March 30, 2004
W. Marvin Rush
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated:

Signature	Capacity	Date

/s/ W. MARVIN RUSH	Chairman and Chief Executive Officer, Director (Principal Executive Officer)	March 30, 2004
W. Marvin Rush

/s/ W. M. “RUSTY” RUSH	President, Director	March 30, 2004
W. M. “Rusty” Rush

/s/MARTIN A. NAEGELIN, JR.	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 30, 2004

/s/ RONALD J. KRAUSE	Director	March 30, 2004
Ronald J. Krause

/s/JOHN D. ROCK	Director	March 30, 2004
John D. Rock

/s/HAROLD D. MARSHALL	Director	March 30, 2004
Harold D. Marshall