Form 10-Q
period 2004-03-31
RUSH ENTERPRISES INC \TX\
filed 2004-05-14
CIK 1012019

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Yes   ☒         No   ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 or the Act).   Yes ☐   No ☒

Indicated below is the number of shares outstanding of the registrant’s common stock, as of May 11, 2004.

Title of Class	Number of Shares Outstanding
Class A Common Stock, $.01 Par Value	7,496,223
Class B Common Stock, $.01 Par Value	7,456,309

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

RUSH ENTERPRISES, INC., AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

MARCH 31, 2004 AND DECEMBER 31, 2003

(In Thousands, Except Shares and Per Share Amounts)

	March 31, 2004	December 31, 2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$27,520	$34,389
Accounts receivable, net	27,199	24,492
Inventories	153,948	137,423
Prepaid expenses and other	1,373	1,122
Assets held for sale	8,946	8,824
Deferred income taxes	2,811	2,863

Total current assets	221,797	209,113

PROPERTY AND EQUIPMENT, net	117,737	114,477

OTHER ASSETS, net	43,470	43,288

Total assets	$383,004	$366,878

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Floor plan notes payable	$125,522	$108,235
Current maturities of long-term debt	22,851	23,767
Advances outstanding under lines of credit	17,516	17,732
Trade accounts payable	18,426	16,170
Accrued expenses	23,692	29,096
Total current liabilities	208,007	195,000

LONG-TERM DEBT, net of current maturities	66,271	66,261

DEFERRED INCOME TAXES, net	17,474	16,911

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred stock, par value $.01 per share; 1,000 shares authorized; 0 shares outstanding in 2002 and 2003	—	—
Common stock, par value $.01 per share; 50,000,000 shares authorized; 14,042,304 shares outstanding in 2003 and 14,121,516 outstanding in 2004	141	140
Additional paid-in capital	39,727	39,337
Retained earnings	51,384	49,229

Total shareholders’ equity	91,252	88,706

Total liabilities and shareholders’ equity	$383,004	$366,878

The accompanying notes are an integral part of these consolidated financial statements.

RUSH ENTERPRISES, INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended March 31,
	2004	2003
REVENUES:
New and used truck sales	$146,268	$91,218
Parts and service	67,005	54,711
Construction equipment sales	7,543	5,657
Lease and rental	6,671	6,124
Finance and insurance	1,723	1,368
Other	674	538

Total revenues	229,884	159,616

COST OF PRODUCTS SOLD	188,473	125,442

GROSS PROFIT	41,411	34,174

SELLING, GENERAL AND ADMINISTRATIVE	34,594	29,089

DEPRECIATION AND AMORTIZATION	2,196	2,190

OPERATING INCOME	4,621	2,895

INTEREST EXPENSE, NET	1,547	1,548

GAIN ON SALE OF ASSETS	430	108

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	3,504	1,455

PROVISION FOR INCOME TAXES	1,402	582

INCOME FROM CONTINUING OPERATIONS	2,102	873

GAIN (LOSS) FROM DISCONTINUED OPERATIONS, NET	53	(547)

NET INCOME	$2,155	$326

EARNINGS PER COMMON SHARE - BASIC
Income from continuing operations	$.15	$.06
Net income	$.15	$.02
EARNINGS PER COMMON SHARE - DILUTED
Income from continuing operations	$.13	$.06
Net income	$.13	$.02

Weighted average shares outstanding:

Basic	14,122	14,004

Diluted	15,996	14,309

The accompanying notes are an integral part of these consolidated financial statements.

RUSH ENTERPRISES, INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Three Months Ended March 31,
	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Income from continuing operations	$2,102	$873
Adjustments to reconcile net income to net cash provided by operating activities
Gain (loss) from discontinued operations	53	(547)
Depreciation and amortization	3,849	3,819
(Gain) loss on sale of property and equipment	(457)	980
Provision for deferred income tax expense	615	(286)
Change in accounts receivable, net	(2,707)	2,519
Change in inventories	(16,617)	12,076
Change in prepaid expenses and other, net	(251)	222
Change in trade accounts payable	2,256	(3,390)
Change in accrued expenses	(5,404)	(6,018)

Net cash (used in) provided by operating activities	(16,561)	10,248

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(9,698)	(4,153)
Proceeds from the sale of property and equipment	3,043	849
Business acquisitions	0	(4,446)
Change in other assets	(200)	133

Net cash provided by (used in) investing activities	(6,855)	(7,617)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	11,710	2,665
Principal payments on long-term debt	(12,616)	(4,555)
Payments draws on lines of credit, net	(216)	(3,266)
Draws (payments) on floor plan notes payable, net	17,287	(6,050)
Issuance of shares relating to employee stock options	391	0
Debt issuance costs	(9)	(7)

Net cash provided by (used in) financing activities	16,547	(11,213)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(6,869)	(8,582)

CASH AND CASH EQUIVALENTS, beginning of period	34,389	24,763

CASH AND CASH EQUIVALENTS, end of period	$27,520	$16,181

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for-
Interest	$1,733	$2,182
Income taxes	$1,184	$—

The accompanying notes are an integral part of these consolidated financial statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED  FINANCIAL STATEMENTS

(Unaudited)

1 – Principles of Consolidation and Basis of Presentation

The interim consolidated financial statements included herein have been prepared by Rush Enterprises, Inc. and its subsidiaries (collectively referred to as the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  All adjustments have been made to the accompanying interim consolidated financial statements, which, in the opinion of the Company’s management, are necessary for a fair presentation of the Company’s operating results.  All adjustments are of a normal recurring nature.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  It is recommended that these interim consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.  Results of operations for interim periods are not necessarily indicative of results that may be expected for any other interim periods or the full fiscal year.  Certain prior year balances have been reclassified for comparative purposes.

2 – Goodwill and Other Intangible Assets

Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, “Intangible Assets.”  SFAS 142 addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition.  SFAS 142 also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements.  The provisions of SFAS 142 became effective January 1, 2002.  SFAS 142 is required to be applied at the beginning of an entity’s fiscal year and to be applied to all goodwill and other intangible assets recognized in its financial statements at that date.  SFAS 142 requires, in lieu of amortization, an annual impairment  review of goodwill.  Impairment losses for goodwill and indefinite-lived intangible assets that arise due to the initial application of SFAS 142 are to be reported as resulting from a change in accounting principle.  The Company performs its annual review during the fourth quarter of each year and, therefore, did not record an impairment charge related to goodwill during the first quarter of 2004.  However, the Company is exposed to the possibility that changes in market conditions could result in significant impairment charges in the future, thus resulting in a potential increase in earnings volatility.

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

The Company adopted Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”) effective January 1, 2002.  Accordingly, the results of these businesses are reported as discontinued operations in the Company’s unaudited consolidated statements of operations for all periods presented, and excluded from business segment information.  Similarly, certain assets of these businesses have been separately identified in the consolidated balance sheet as being held for sale.  The Company is attempting to complete the sale of these assets by December 31, 2004.  Depreciation and amortization expense are no longer being recorded with respect to the assets of these businesses in accordance with SFAS 144.  These assets are recorded at estimated fair value less cost to sell at March 31, 2004.  Changes in the estimated fair value will be recorded in future periods as determined.

Net sales and earnings (loss) before income taxes related to the discontinued businesses were as follows (in thousands):

	Three months ended March 31,
	2004	2003
Michigan Construction Equipment Stores
Net Sales	$—	$251

(Loss) before income taxes:
Results of operations from discontinued operations	—	—
(Loss) before income taxes	—	—
Income tax benefit (expense)	—	—
Net income (loss) from discontinued operations	$—	$—

Retail Segment Stores (D&D)
Net Sales	$3,695	$6,801

Income (loss) before income taxes:
Results of operations from discontinued operations	89	(912)
Income (loss) before income taxes	89	(912)
Income tax benefit (expense)	(36)	365
Net income (loss) from discontinued operations	$53	$(547)

The major classes of assets of the discontinued operations classified as held for sale and included in the unaudited consolidated balance sheet were as follows (in thousands):

	March 31, 2004	December 31, 2003

Inventories	$2,588	$2,496

Property and equipment, net	6,358	6,328

Assets held for sale	$8,946	$8,824

4 – Commitments and Contingencies

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

5 – Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended March 31,
	2004	2003
Numerator:
Numerator for basic and diluted earnings per share- Net income available to common shareholders	$2,155,000	$326,000

Denominator:
Denominator for basic earnings per share, adjusted weighted average shares outstanding	14,121,516	14,004,088
Effect of dilutive securities:
Employee and Director stock options	1,874,478	305,135
Denominator for diluted earnings per share, adjusted weighted average shares outstanding	15,995,994	14,309,223

Basic earnings per common share	$.15	$.02

Diluted earnings per common share and common share equivalents	$.13	$.02

6 – Stock Options

In October 1995, Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), was issued.  SFAS 123 defines a fair value based method of accounting for employee stock options or similar equity instruments and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans.  Under the fair value based method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period of the award, which is usually the vesting period.  However, SFAS 123 also allows entities to continue to measure compensation costs for employee stock compensation plans using the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”).  Because the Company has elected to continue to follow APB 25, SFAS 123 requires disclosure of pro forma net income and earnings per share as if the new fair value accounting method were adopted.

If the Company had adopted the fair value accounting method under SFAS 123, the Company’s net income and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share amounts):

	Three months ended March 31,
	2004	2003
Income from continuing operations
As reported	$2,102	$873
Pro forma	1,913	658

Basic earnings per share-
As reported	$0.15	$0.06
Pro forma	0.14	0.05

Diluted earnings per share-
As reported	$0.13	$0.06
Pro forma	0.12	0.05

Net income
As reported	$2,155	$326
Pro forma	1,966	109

Basic earnings per share-
As reported	$0.15	$0.02
Pro forma	0.14	0.01

Diluted earnings per share-
As reported	$0.13	$0.02
Pro forma	0.12	0.01

The fair value of these options was estimated using a Black-Scholes option pricing model.

During the first quarter of 2004, employees of the Company exercised stock options granted under the Long-Term Incentive Plan.  The Company issued 39,606 shares of Class A Common Stock and 39,606 shares of Class B Common Stock upon exercise of the employee stock options.

7 – Segment Information

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

As mentioned previously, the Company announced in November 2002 its decision to sell its John Deere construction equipment stores in Michigan, and discontinue its farm and ranch retail operations.  In connection with this decision, financial information related to the Company’s construction equipment operations in Michigan will not be included in the Construction Equipment segment below, and the Retail Segment will no longer be presented as a separate operating segment.  Following is a brief description of the activities of each of the Company’s business segments.

The Company has two reportable segments:  the Heavy-Duty Truck segment and the Construction Equipment segment. The Heavy-Duty Truck segment operates a regional network of truck centers that provide an integrated one-stop source for the trucking needs of its customers, including retail sales of new Peterbilt and used heavy-duty trucks, aftermarket parts, service and body shop facilities, and a wide array of financial services, including the financing of new and used truck purchases, insurance products and truck leasing and rentals. The Construction Equipment segment operates a full-service John Deere dealership that serves the Houston, Texas metropolitan area and other surrounding areas.  Dealership operations include the retail sale of new and used equipment, aftermarket parts and service facilities, equipment rentals, and the financing of new and used equipment.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.  The Company evaluates performance based on income before income taxes not including extraordinary items.

The Company accounts for inter-segment sales and transfers at current market prices as if the sales or transfers were to third parties.  There were no material inter-segment sales during the quarters ended March 31, 2004 and 2003.

The Company’s reportable segments are strategic business units that offer different products and services.  They are managed separately because each business unit requires different technology and marketing strategies.  Business units were maintained through expansion and acquisitions.  Assets held for sale related to discontinued operations are included in the Heavy-Duty Truck segment.  The following table contains summarized information about reportable segment profit or loss and segment assets for the quarters ended March 31, 2003 and 2004 (in thousands):

	Heavy-Duty Truck Segment	Construction Equipment Segment	All Other	Totals

Three months ended March 31, 2004

Revenues from external customers	$217,712	$10,454	$1,718	$229,884
Segment income from continuing operations before taxes	3,004	473	27	3,504
Segment assets	357,550	15,157	10,297	383,004

Three months ended March 31, 2003

Revenues from external customers	$149,465	$8,588	$1,563	$159,616
Segment income from continuing operations before taxes	1,263	104	88	1,455
Segment assets	285,329	19,271	9,009	313,609

Revenues from segments below the reportable quantitative thresholds are attributable to the Company’s tire company, insurance company, and hunting lease operation.  None of these segments have ever met any of the quantitative thresholds for determining reportable segments.

8 – Other New Accounting Pronouncements

In January 2003, FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), and in December 2003 issued a revised interpretation (“FIN 46R”).  FIN 46 and FIN 46R address the accounting for, and disclosure of, investments in variable interest entities.  The Company  has adopted FIN 46 and FIN 46R and they did not have a material impact on our financial position or results of operations.

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

The Heavy Duty Truck segment operates a regional network of 37 truck centers that provide an integrated one-stop source for the trucking needs of its customers, including: retail sales of new Peterbilt and used heavy-duty trucks; after-market parts, service and body shop facilities; and a wide array of financial services, including the financing of new and used truck purchases, insurance products and truck leasing and rentals.  The Company’s truck centers are strategically located in high truck traffic areas in Texas, California, Oklahoma, Colorado, Arizona, New Mexico, Florida and Alabama.  At the leading supplier of trucks manufactured by Peterbilt Motors Company, a division of PACCAR, Inc., we accounted for approximately 20.3% of all new Class 8 Peterbilt truck sales in 2003, and are the sole authorized vendor for new Peterbilt trucks and replacement parts in our market areas.  The Company was named Peterbilt Dealer of the Year for North America for the 1993-1994 and 2000-2001 years.  The criteria used to determine the recipients of this award include, among others, image, customer satisfaction, sales activity and profitability.

Since commencing operations as a John Deere dealer in 1997, we had grown to operate six Rush Equipment Centers located in Texas and Michigan.  As previously reported, we sold our five Michigan construction equipment stores during 2002.  Our Rush Equipment Center in Houston, Texas will continue to provide a full line of construction equipment for light to medium sized applications. Our primary products include the following: John Deere backhoe loaders, hydraulic excavators, crawler-dozers and four-wheel drive loaders.  Dealership operations include the retail sale of new and used construction equipment, aftermarket parts and service facilities, equipment rentals, and the financing of new and used construction equipment.

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

Other Assets

Other assets consist primarily of goodwill related to acquisitions and other intangible assets.  As stated in Note 2, SFAS 142 provides that goodwill and other intangible assets that have indefinite useful lives will not be amortized, but instead must be tested at least annually for impairment, and intangible assets that have finite useful lives should continue to be amortized over their useful lives.  SFAS 142 also provides specific guidance for testing goodwill and other nonamortized intangible assets for impairment.  SFAS 142 requires management to make certain estimates and assumptions in order to allocate goodwill to reporting units and to determine the fair value of a reporting unit’s net assets and liabilities, including, among other things, an assessment of market condition, projected cash flows, interest rates and growth rates, which could significantly impact the reported value of goodwill and other intangible assets.  SFAS 142 requires, in lieu of amortization, an annual impairment review of goodwill.  The Company performs its annual review during the fourth quarter of each year and, therefore, did not record an impairment charge related to goodwill during the first quarter of 2004.  Furthermore, SFAS 142 exposes the Company to the possibility that changes in market conditions could result in significant impairment charges in the future, thus resulting in a potential increase in earnings volatility.

Revenue Recognition Policies

Income on the sale of a unit (a vehicle or piece of construction equipment) is recognized when the Company and customer execute a purchase contract, delivery has occurred and there are no significant uncertainties related to financing or collectibility.  Finance income related to the sale of a unit is recognized over the period of the respective finance contract, based on the effective interest rate method, if the finance contract is retained by the Company.  During 2003 and 2004, no finance contracts were retained for any significant length of time by the Company but were generally sold to finance companies concurrent with the sale of the related unit.  The majority of finance contracts are sold without recourse.  The Company’s liability related to finance contracts sold with recourse is generally limited to 5% to 20% of the outstanding amount of each note initiated on behalf of the finance company.  The Company arranges financing for customers through various financial institutions and receives a commission from the lender equal to the difference between the interest rates charged to customers over the predetermined interest rates set by the financing institution.

The Company also receives commissions from the sale of various insurance products and extended service contracts.  Revenue is recognized by the Company upon the sale of such finance and insurance contracts to various finance and insurance companies, net of a provision for estimated repossession losses and interest charge backs.  The Company is not the obligor under any of these contracts.  In the case of finance contracts, a customer may prepay, or fail to pay, thereby terminating the contract.  If the customer terminates a retail finance contract or  insurance product prior to scheduled maturity, a portion of the fees associated with the termination may be charged back to the Company based on the relevant terms of the contracts.  Such estimate of ultimate charge back exposure is based on the Company’s historical charge back expense arising from similar contracts, including the impact of refinance and default rates on retail finance contracts and cancellation rates on other insurance products.  The actual amount of historical charge backs has not been significantly different than the Company’s estimates.

Results of Operations

The following discussion and analysis includes the Company’s historical results of operations for the three months ended March 31, 2004 and 2003.

The following table sets forth for the periods indicated certain financial data as a percentage of total revenues:

	Three Months Ended March 31,
	2004	2003

New and used truck sales	63.6%	57.2%
Parts and service	29.2	34.3
Construction equipment sales	3.3	3.5
Lease and rental	2.9	3.8
Finance and insurance	0.7	0.9
Other	0.3	0.3
Total revenues	100.0	100.0
Cost of products sold	82.0	78.6
Gross profit	18.0	21.4
Selling, general and administrative	15.0	18.2
Depreciation and amortization	1.0	1.4
Operating income	2.0	1.8
Interest expense, net	0.7	1.0
Gain (loss) on sale	0.2	0.1
Income from continuing operations before income taxes	1.5	0.9
Provision for income taxes	0.6	0.4
Income from continuing operations	0.9	0.5
(Loss) from discontinued operations, net	0.0	(0.3)
Net Income	0.9%	0.2%

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

Revenues

Revenues increased $70.3 million, or 44.0%, from $159.6 million in the first quarter of 2003 to $229.9 million in the first quarter of 2004. Sales of new and used trucks increased $55.1 million, or 60.4%, from $91.2 million in the first quarter of 2003 to $146.3 million in the first quarter of 2004.

Unit sales of new Class 8 trucks increased 56.8%, from 637 units in the first quarter of 2003 to 999 units in the first quarter of 2004.  The increase in Class 8 unit sales is being driven by the industry’s need to replace aging equipment after three consecutive years of U.S. truck sales lagging behind the normal replacement cycle.  The Company’s average sales price per Class 8 truck increased by 2.3% in the first quarter of 2004 compared to the first quarter of 2003.  Based on consensus estimates from truck and original equipment manufacturers, the Company believes that the deliveries of Class 8 trucks will increase from 145,000 in 2003 to approximately 186,000 in 2004.  In 2003, the Company retained a 2.5% share of the Class 8 truck sales market in the U.S.  The Company expects to maintain this share in 2004, which would result in the sale of approximately 4,600 Class 8 trucks based on the number of deliveries estimated by truck and original equipment manufacturers.

Unit sales of new medium-duty trucks increased 116.6%, from 151 units in the first quarter of 2003 to 327 units in the first quarter of 2004.  The Company has made a concerted effort to improve its medium-duty truck sales by adding experienced medium-duty sales personnel and introducing new medium-duty franchises in the Class 4 through 6 truck markets to complement its existing Peterbilt medium-duty line, that consists primarily of Class 7 trucks.  Class 4 through 6 truck sales accounted for 68% of our total medium-duty truck sales in 2004 compared to 25% in 2003.  The average sales price for Class 4 through 6 trucks during the first quarter of 2004 was $42,700 compared to $67,700 for the Peterbilt medium-duty model, resulting in a decrease of the average sales price for all medium-duty trucks by 22.4% in the first quarter of 2004 compared to the first quarter of 2003.  Overall, new medium-duty truck sales revenue increased approximately $6.7 million in the first quarter of 2004 compared to the first quarter of 2003.  In 2004, the Company expects to continue to add medium-duty franchises to certain dealerships and increase its medium-duty sales and market share compared to 2003.

Unit sales of used trucks increased 49.3%, from 519 units in the first quarter of 2003 to 775 units in the first quarter of 2004.  Used truck average revenue per unit increased by 0.8%.  Historically, used truck demand is consistent with new truck demand.  The Company expects used truck demand to remain high, however, sales will depend on the availability of used trucks.

Parts and service sales increased $12.3 million, or 22.5%, from $54.7 million in the first quarter of 2003 to $67.0 million in the first quarter of 2004.  Same store parts and service sales increased approximately $11.0 million, or 20.7%, in the first quarter of 2004 compared to the first quarter of 2003.  This exceeded management’s expectations that consider business development combined with price increases for parts and labor.  The majority of the increase in parts and service sales is due to extension of our business hours and expansion of capacity by adding service bays and technicians to certain locations.   The remaining increase was attributable to new store additions.

Sales of new and used construction equipment increased $1.8 million, or 31.6%, from $5.7 million in the first quarter of 2003 to $7.5 million in the first quarter of 2004.  This increase outpaced the overall industry increase in unit sales for the Houston, Texas construction equipment market of 17% during the first quarter of 2004.  The Company’s market share in the Houston area was 17.9% in the first quarter of 2004 compared to 14.3% in the first quarter of 2003.

Lease and rental revenues increased $0.6 million, or 9.8%, from $6.1 million in the first quarter of 2003 to $6.7 million in the first quarter of 2004.  This increase is due to additional leasing and rental units placed in service subsequent to the first quarter of 2003, and is consistent with the Company’s expectations for lease and rental revenue for 2004.

Finance and insurance revenues increased $0.3 million, or 21.4%, from $1.4 million in the first quarter of 2003 to $1.7 million in the first quarter of 2004.  The Company expects finance and insurance revenues to continue to increase as demand for new and used trucks increases.  Finance and insurance revenues have limited direct costs and, therefore, contribute a disproportionate share of operating profits.

Gross Profit

Gross profit increased $7.2 million, or 21.1%, from $34.2 million in the first quarter of 2003 to $41.4 million in the first quarter of 2004.  Gross profit as a percentage of sales decreased from 21.4% in the first quarter of 2003 to 18.0% in the first quarter of 2004.  This decrease is primarily a result of a change in our product mix.  Truck sales, a lower margin revenue item, increased as a percent of total revenue from 57.1% in the first quarter of 2003 to 63.6% in the first quarter of 2004.  Parts and service revenue, a higher margin revenue item, decreased as a percent of total revenue from 34.3% in the first quarter of 2003 to 29.1% in the first quarter of 2004.

Gross margins on Class 8 truck sales, exclusive of manufacturer incentives, were down from 4.5% in the first quarter of 2003 to 4.0% in the first quarter of 2004.  The decrease is a result of the Company accepting smaller margins on several first time purchases by fleet customers.  Given the increasing demand for Class 8 trucks coupled with the expected increase in purchases from owner operators that historically have rendered higher gross margins than fleet sales, the Company expects gross margins from Class 8 truck sales to strengthen in the remainder of  2004 and to exceed those achieved in 2003.

Gross margins, exclusive of manufacturer incentives, on medium-duty truck sales decreased from 4.8% in the first quarter of 2003 to 4.6% in the first quarter of 2004, once again primarily due to the change in our product mix.  Gross margins on Class 4 through 6 truck models were approximately 3.0% in the first quarter of 2004 compared to a gross margin of 6.7% of the Peterbilt medium-duty model.  Class 4 through 6 models accounted for 222 units in the first quarter of 2004 compared to 38 units in the first quarter of 2003.  Sales of Class 4 through 6 models will continue to grow significantly as a percentage of total medium-duty sales.  As a result, the Company expects the 2004 gross margin to approximate the 4.6% achieved during the first quarter of 2004.

Gross margins on used truck sales decreased from 7.2% in the first quarter of 2003 to 7.0% in the first quarter of 2004, primarily due to the mix of wholesale versus retail used truck sales.  The Company experienced higher than normal used truck wholesale transactions related to the trade-in units from first time new truck fleet customers.  While the Company does not expect to purchase as many used trucks from first time new truck fleet customers in the remainder of 2004, the current challenge is procuring quality used trucks at an acceptable price, in a market where supply is exceeding demand.  The Company believes it will be able to continue to achieve its historical 7% to 8% margins in the used truck sales market for the remainder of 2004.

Gross margins from the Company’s parts, service and body shop operations decreased from 37.8% in the first quarter of 2003 to 36.1% in the first quarter of 2004.  There are various reasons for this decrease, including nonproprietary parts sales becoming a larger percentage of the Company’s overall parts sales and competitive pricing pressures from providers of nonproprietary parts. Historically, gross margins on nonproprietary parts are approximately 40 to 50% lower than gross margins on proprietary parts.  Additionally, the Company has increased preventative maintenance services that are provided at lower margins than traditional repair work, and has selectively provided discounted labor rates to garner additional sales both at our dealership locations and at off-site locations.  Gross profit dollars for the parts, service and body shop departments increased from $19.4 million in the first quarter of 2003 to $22.9 million in the first quarter of 2004.

Gross margins on new and used construction equipment sales increased from 9.6% in the first quarter of 2003 to 11.7% in the first quarter of 2004.  The Company expects 2004 gross margins to remain in a range of 9.5% to 11.0%, depending on the product mix, and for overall gross profit growth to be directly correlated to sales growth.

Gross profit generated from lease and rental sales increased from approximately 25.2% in the first quarter of 2003 to 26.4% in the first quarter of 2004.  The Company’s policy is to aggressively depreciate its lease and rental fleet. This policy results in the Company realizing small operating profits while the unit is in service and a corresponding larger gain on sale when the unit is sold at the end of the lease term.  The Company expects to maintain these gross margins through the remainder of 2004 and for overall gross profit growth to be directly correlated to increases in lease and rental sales.

The increase in finance and insurance revenues and other income, as described above, has limited direct costs and, therefore, contributes a disproportionate share of gross profit.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $5.5 million, or 18.9%, from $29.1 million in the first quarter of 2003 to $34.6 million in the first quarter of 2004. Approximately $1.3 million of 2004 SG&A expenses are directly related to the acquisition of Orange County and Peterbilt of Mobile, Inc., with the remainder related to increased salary expense, increased expense related to facility expansion and increased commissions corresponding to the increase in sales and gross profit.  Selling, general and administrative expenses as a percentage of sales decreased from 18.2% in the first quarter of 2003 to 15.0% in the first quarter of 2004.  The Company’s management continually monitors SG&A expenses.

Interest Expense

Net interest expense remained flat at $1.5 million in the first quarter of 2003 and the first quarter of 2004.

Gain on Sale of Assets

Gain on sale of assets increased $0.3 million, from $0.1 million in the first quarter of 2003 to $0.4 million in the first quarter of 2004.  The gain in 2004 is primarily related to the replacement of fixed assets used in the operation of the business and the sale of real estate holdings.

Income from Continuing Operations before Income Taxes

Income from continuing operations before income taxes increased $2.0 million, or 133.3%, from $1.5 million in the first quarter of 2003 to $3.5 million in the first quarter of 2004.

Income Taxes from Continuing Operations

Income taxes from continuing operations increased $0.8 million, or 133.3%, from $0.6 million in the first quarter of 2003 to $1.4 million in the first quarter of 2004.  The Company has provided for taxes at a 40% effective rate.

Gain (loss) from Discontinued Operations, net of Income Taxes

Loss from discontinued operations net of income taxes decreased from approximately ($547,000) in the first quarter of 2003 to a gain of approximately $53,000 in the first quarter of 2004.  The loss recorded during 2003 is equal to net operating results of D&D, and included costs of $983,000 related to the liquidation of the Hockley store.  The gain recorded during 2004 includes net operating results of D&D of approximately $53,000.  The Company expects to sell D&D by December 31, 2004.

Liquidity and Capital Resources

The Company’s short-term cash needs are primarily for working capital, including inventory requirements, expansion of existing facilities and acquisitions of new facilities. These short-term cash needs have historically been financed with retention of profits and borrowings under credit facilities available to the Company.

At March 31, 2004, the Company had working capital of approximately $13.8 million, including $27.5 million in cash, $27.2 million in accounts receivable, $153.9 million in inventories, $8.9 million in assets held for sale, $1.4 million in prepaid expenses and other, and $2.8 million in deferred income taxes, offset by $125.5 million outstanding under floor plan notes payable, $22.9 million in current maturities of long-term debt, $17.5 million in advances outstanding under lines of credit, $18.4 million of trade accounts payable and $23.7 million in accrued expenses. The aggregate maximum borrowing limits under working capital lines of credit with its primary truck lender are approximately $13.5 million. Advances outstanding under this line of credit at March 31, 2004 were $13.5 million, leaving no funds available for future borrowings.  The Company has four separate secured lines of credit that provide for an aggregate maximum borrowing of $18.4 million.  Advances outstanding under these secured lines of credit in aggregate were $7.0 million, leaving $11.4 million available for future borrowings as of March 31, 2004.

The Company has a commitment for construction of a new dealership for our Mobile, Alabama location.  The estimated cost of the construction is $2.6 million.  Construction is expected to be complete in the first quarter of 2005.  The Company has no other material commitments for capital expenditures as of March 31, 2004.  However, the Company will continue to purchase vehicles that are necessary to operate its leasing and rental division.  Furthermore, management will continue to authorize capital expenditures for new buildings and expansion of facilities based on market opportunities.  Additional capital expenditures are expected for the routine maintenance of fixed assets.

For the first three months of 2004, operating activities resulted in net cash used in operations of approximately $16.6 million.  Income from continuing operations of $2.1 million, coupled with the provision for depreciation and amortization of $3.8 million offset cash used in operations which was primarily due to increases in inventory of $16.6 million, and accounts receivable of $2.7 million coupled with a decrease of accounts payable and accrued expenses of $3.1 million.  The Company has increased truck inventory in the first quarter of 2004 in preparation for the increase in demand.

During the first three months of 2004, the Company used $6.9 million in investing activities. This consisted primarily of  purchases of property and equipment of $9.7 million offset by proceeds from the sale of property, and equipment of $3.0 million.  Approximately $6.2 million was for the replacement of the corporate aircraft, $1.5 million for routine maintenance, and $1.0 million for the purchase of leasing trucks.  The remaining amount was used for purchasing dealership property and remodeling existing dealerships.

Net cash provided by financing activities in the first quarter of 2004 amounted to $16.5 million. Net cash provided by financing activities was primarily due to proceeds from notes payable of $11.7 million and net draws of floor plan notes payable of $17.3 million, offset by principal payments on notes payable of $12.6 million.  The increase in floor plan notes payable is directly related to the increase in truck inventory.

Substantially all of the Company’s truck purchases from PACCAR are made on terms requiring payment within 15 days or less from the date the trucks are shipped from the factory. The Company finances substantially all of the purchase price of its new truck inventory, and 75% of the loan value of its used truck inventory, under a floor plan arrangement with GMAC under which GMAC pays PACCAR directly with respect to new trucks. The Company makes monthly interest payments to GMAC on the amount financed, but is not required to commence loan principal repayments prior to the sale of new vehicles for a period of 12 months or for a period of three months for used vehicles. On March 31, 2004, the Company had approximately $119.8 million outstanding under its floor plan financing arrangement with GMAC. GMAC permits the Company to earn interest on overnight funds deposited by the Company with GMAC at the prime rate less 0.90%. The Company is permitted to earn interest on overnight funds of up to 10.0% of the amount borrowed under its floor plan financing arrangement with GMAC.

Substantially all of the Company’s new construction equipment purchases are financed by John Deere and Citicapital.  The Company finances substantially all of the purchase price of its new equipment inventory under its floor plan facilities.  The agreement with John Deere provides an interest free financing period after which time the amount financed is required to be paid in full.  When construction equipment is sold prior to the expiration of the interest free period, the Company is required to repay the principal within approximately ten days of the sale.  If the equipment financed by John Deere is not sold within the interest free period, it is transferred to the Citicapital floor plan arrangement. The Company makes principal payments for sold inventory to Citicapital on the 15th day of each month.  Used and rental equipment is financed to a maximum book value under a floor plan arrangement with Citicapital.  The Company makes monthly interest payments on the amount financed and is required to commence loan principal repayments on rental equipment as book value reduces.  Principal payments for sold used equipment are made on the 15th day of each month following the sale.  The loans are collateralized by a lien on the equipment.  The Company’s floor plan agreements limit the aggregate amount of borrowings based on the book value of new and used equipment units.  As of March 31, 2004, the Company’s floor plan arrangement with Citicapital permits the financing of up to $10.5 million in construction equipment.  On March 31, 2004, the Company had $1.6 million outstanding under its floor plan financing arrangements with John Deere and $4.1 million outstanding under its floor plan financing arrangement with Citicapital.

Backlog

On March 31, 2004, the Company’s backlog of truck orders was approximately $250.0 million as compared to a backlog of truck orders of approximately $75.0 million on March 31, 2003. The Company includes confirmed orders in its backlog.  It currently takes between 60 days and six months for the Company to receive delivery from PACCAR once an order is placed. The Company expects to fill all of the current backlog of truck orders by the end of 2004. The Company sells approximately 70% of its new heavy-duty trucks by customer special order, with the remainder sold out of inventory. Orders from a number of the Company’s major fleet customers are included in the Company’s backlog as of March 31, 2004.

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

Termination of Dealership Agreements Upon a Change of Control

A substantial percentage of our revenues is derived from sales of Peterbilt trucks and John Deere products. Therefore, our business is highly dependent on the PACCAR and John Deere dealership agreements, which authorize us to sell Peterbilt and John Deere products in our market areas.  Our dealership agreements with PACCAR are terminable by PACCAR in the event the aggregate voting power of Mr. Rush and his family decreases below 30% with respect to the election of directors.  The John Deere dealership agreement would similarly be terminable by John Deere if the aggregate voting power of Mr. Rush and his family were to decrease below 25%.  As of March 31, 2004, Mr. Rush and his family owned 2,759,524 shares of Class A Common Stock and 2,759,524 shares of Class B Common Stock, or approximately 39.3% of the Company’s outstanding voting power.  The Company has no control over the transfer or disposition  by Mr. Rush or by Mr. Rush’s estate of his Class A Common Stock or Class B Common Stock.  If Mr. Rush were to sell his Class B Common Stock or bequest his Class B Common Stock to nonfamily members or if Mr. Rush’s estate were required to liquidate his shares of Class B Common Stock to pay estate taxes or otherwise, the change of control provisions of the dealership agreements described above would be triggered and could cause the Company to lose its critical right to sell Peterbilt and John Deere products.  Any loss of rights under the Company’s dealership agreements would have a severely adverse effect on the Company’s results of operations.

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

The Company is exposed to some market risk through interest rates, related to its floor plan borrowing arrangements, variable rate debt and discount rates related to finance sales.  Floor plan borrowings are based on the prime rate of interest and are used to meet working capital needs.  As of March 31, 2004, the Company had floor plan borrowings of approximately $125.5 million.  Assuming an increase in the prime rate of interest of 100 basis points, interest expense could increase by $1.25 million.  The interest rate variability on all other debt would not have a material adverse effect on the Company’s financial statements.  The Company provides all customer financing opportunities to various finance providers.  The Company receives all finance charges, in excess of a negotiated discount rate, from the finance providers within 30 days.  The negotiated discount rate is variable, thus subject to interest rate fluctuations.  This interest rate risk is mitigated by the Company’s ability to pass discount rate increases to customers through higher financing rates.

ITEM 4. CONTROLS AND PROCEDURES

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2004 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There has been no change in our internal controls over financial reporting that occurred during the three months ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

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

*filed herewith

b) Reports on Form 8-K

The Company filed a report with the Securities and Exchange Commission on Form 8-K on April 20, 2004 reporting its results for the first quarter of 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RUSH ENTERPRISES, INC.

Date:	May 14, 2004	By:	/S/ W. MARVIN RUSH
		Name:	W. Marvin Rush
		Title:	Chairman and Chief Executive Officer
(Principal Executive Officer)

Date:	May 14, 2004	By:	/S/ MARTIN A. NAEGELIN, JR.
		Name:	Martin A. Naegelin, Jr.
		Title:	Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)