Form 10-Q
period 2004-06-30
RUSH ENTERPRISES INC \TX\
filed 2004-08-13
CIK 1012019

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Yes	☒	No	☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 or the Act).   Yes  ☐   No  ☒

Indicated below is the number of shares outstanding of the registrant’s common stock, as of August 11, 2004.

Title of Class	Number of Shares Outstanding
Class A Common Stock, $.01 Par Value	7,512,699
Class B Common Stock, $.01 Par Value	7,472,125

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

JUNE 30, 2004 AND DECEMBER 31, 2003

(In Thousands, Except Shares and Per Share Amounts)

	June 30, 2004	December 31, 2003
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$33,977	$34,389
Accounts receivable, net	38,399	24,492
Inventories	135,878	137,423
Assets held for sale	9,060	8,824
Prepaid expenses and other	1,591	1,122
Deferred income taxes	2,790	2,863

Total current assets	221,695	209,113

PROPERTY AND EQUIPMENT, net	120,862	114,477

OTHER ASSETS, net	44,440	43,288

Total assets	$386,997	$366,878

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Floor plan notes payable	$117,865	$108,235
Current maturities of long-term debt	22,655	23,767
Advances outstanding under lines of credit	17,560	17,732
Trade accounts payable	16,332	16,170
Accrued expenses	28,200	29,096
Total current liabilities	202,612	195,000

LONG-TERM DEBT, net of current maturities	64,930	66,261

DEFERRED INCOME TAXES, net	17,513	16,911

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred stock, par value $.01 per share; 1,000 shares authorized; 0 shares outstanding in 2003 and 2004	—	—
Common stock, par value $.01 per share; 50,000,000 shares authorized; 14,042,304 shares outstanding in 2003 and 14,984,824 outstanding in 2004	149	140
Additional paid-in capital	46,281	39,337
Retained earnings	55,512	49,229

Total shareholders’ equity	101,942	88,706

Total liabilities and shareholders’ equity	$386,997	$366,878

The accompanying notes are an integral part of these consolidated financial statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Amounts)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
REVENUES:
New and used truck sales	$177,456	$111,628	$323,724	$202,846
Parts and service	72,328	64,371	139,333	119,082
Construction equipment sales	7,835	8,519	15,378	14,176
Lease and rental	6,805	6,319	13,476	12,443
Finance and insurance	2,058	1,563	3,781	2,931
Other	697	859	1,371	1,397

Total revenues	267,179	193,259	497,063	352,875

COST OF PRODUCTS SOLD	221,677	154,933	410,242	280,468

GROSS PROFIT	45,502	38,326	86,821	72,407

SELLING, GENERAL AND ADMINISTRATIVE	34,993	30,854	69,587	59,943

DEPRECIATION AND AMORTIZATION	2,280	2,252	4,476	4,442

OPERATING INCOME	8,229	5,220	12,758	8,022

INTEREST EXPENSE, NET	1,451	1,520	2,906	2,975

GAIN ON SALE OF ASSETS	29	191	459	299

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	6,807	3,891	10,311	5,346

PROVISION FOR INCOME TAXES	2,723	1,557	4,125	2,139

INCOME FROM CONTINUING OPERATIONS	4,084	2,334	6,186	3,207

GAIN (LOSS) FROM DISCONTINUED OPERATIONS, NET	44	(100)	97	(647)

NET INCOME	$4,128	$2,234	$6,283	$2,560

EARNINGS PER COMMON SHARE – BASIC
Income from continuing operations	$.28	$.17	$.43	$.23
Net income	$.28	$.16	$.44	$.18
EARNINGS PER COMMON SHARE – DILUTED
Income from continuing operations	$.25	$.16	$.39	$.22
Net income	$.26	$.15	$.40	$.18

Weighted average shares outstanding:

Basic	14,767	14,004	14,428	14,004

Diluted	16,177	14,583	15,802	14,468

The accompanying notes are an integral part of these consolidated financial statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Six Months Ended June 30,
	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Income from continuing operations	$6,186	$3,207
Adjustments to reconcile net income to net cash provided by operating activities
Gain (loss) from discontinued operations	97	(647)
Depreciation and amortization	7,797	7,719
(Gain) loss on sale of property and equipment	(493)	429
Provision for deferred income tax expense	675	1,172
Change in accounts receivable, net	(13,907)	2,392
Change in inventories	1,510	2,091
Change in prepaid expenses and other, net	(469)	253
Change in trade accounts payable	162	(3,176)
Change in accrued expenses	(896)	(3,790)

Net cash provided by operating activities	662	9,650

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(15,149)	(8,022)
Proceeds from the sale of property and equipment	3,622	3,119
Business acquisitions	(3,500)	(5,537)
Change in other assets	(6)	(30)

Net cash (used in) investing activities	(15,033)	(10,470)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	14,401	6,009
Principal payments on long-term debt	(16,844)	(9,464)
(Payments) on lines of credit, net	(172)	(4,620)
Draws on floor plan notes payable, net	9,630	5,892
Proceeds from exercise of employee and director stock options	6,953	0
Debt issuance costs	(9)	(43)

Net cash provided by (used in) financing activities	13,959	(2,226)

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(412)	(3,046)

CASH AND CASH EQUIVALENTS, beginning of period	34,389	24,763

CASH AND CASH EQUIVALENTS, end of period	$33,977	$21,717

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for-
Interest	$3,334	$3,680
Income taxes	$3,596	$136

The accompanying notes are an integral part of these consolidated financial statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1 – Principles of Consolidation and Basis of Presentation

The interim consolidated financial statements included herein have been prepared by Rush Enterprises, Inc. and its subsidiaries (collectively referred to as “we” or the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  All adjustments have been made to the accompanying interim consolidated financial statements, which, in the opinion of the Company’s management, are necessary for a fair presentation of the Company’s operating results.  All adjustments are of a normal recurring nature.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  It is recommended that these interim consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.  Results of operations for interim periods are not necessarily indicative of results that may be expected for any other interim periods or the full fiscal year.  Certain prior year balances have been reclassified for comparative purposes.

2 – Goodwill and Other Intangible Assets

Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, “Intangible Assets.”  SFAS 142 addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition.  SFAS 142 also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements.  The provisions of SFAS 142 became effective January 1, 2002.  SFAS 142 is required to be applied at the beginning of an entity’s fiscal year and to be applied to all goodwill and other intangible assets recognized in its financial statements at that date.  SFAS 142 requires, in lieu of amortization, an annual impairment review of goodwill.  Impairment losses for goodwill and indefinite-lived intangible assets that arise due to the initial application of SFAS 142 are to be reported as resulting from a change in accounting principle.  The Company performs its annual review during the fourth quarter of each year and, therefore, did not record an impairment charge related to goodwill during the second quarter of 2004.  However, the Company is exposed to the possibility that changes in market conditions could result in significant impairment charges in the future, thus resulting in a potential increase in earnings volatility.

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

On November 12, 2002, the Company also announced its decision to discontinue its Retail segment, which operated three farm and ranch retail stores in Seguin, Hockley and Denton, Texas.  The Retail segment did not fit into the Company’s long-term plans of growing its core heavy-duty truck and construction equipment businesses.  The Denton store was closed in December 2002, the Hockley store began liquidating inventory during November 2002 and completed the liquidation on March 9, 2003. The Company continues to actively market the sale of the Seguin store and expects to sell it prior to December 31, 2004.  As a result of these actions, the Retail segment is no longer reported as a separate business segment.

The Company adopted Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), effective January 1, 2002.  Accordingly, the results of these businesses are reported as discontinued operations in the Company’s unaudited consolidated statements of operations for all periods presented, and excluded from business segment information.  Similarly, certain assets of these businesses have been separately identified in the consolidated balance sheet as being held for sale.  The Company is attempting to complete the sale of these assets by December 31, 2004.  Depreciation and amortization expense are no longer being recorded with respect to the assets of these businesses in accordance with SFAS 144.  These assets are recorded at estimated fair value less cost to sell at June 30, 2004.  Changes in the estimated fair value will be recorded in future periods as determined.

Net sales and earnings (loss) before income taxes related to the discontinued businesses were as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Michigan Construction Equipment Stores
Net Sales	$—	$—	$—	$251

(Loss) before income taxes:
Results of operations from discontinued operations	—	—	—	—
(Loss) before income taxes	—	—	—	—
Income tax income benefit	—	—	—	—
Net (loss) from discontinued operations	$—	$—	$—	$—

Retail Segment Stores (D&D)
Net Sales	$3,335	$3,360	$7,030	$10,161

Income (loss) before income taxes:
Results of operations from discontinued operations	72	(167)	161	(1,079)
Income (loss) before income taxes	72	(167)	161	(1,079)
Income tax income benefit (expense)	(28)	67	(64)	432
Net income (loss) from discontinued operations	$44	$(100)	$97	$(647)

The major classes of assets of the discontinued operations classified as held for sale and included in the unaudited consolidated balance sheet were as follows (in thousands):

	June 30, 2004	December 31, 2003

Inventories	$2,712	$2,496

Property and equipment, net	6,348	6,328

Assets held for sale	$9,060	$8,824

4 – Commitments and Contingencies

The Company is contingently liable to finance companies for certain notes initiated on behalf of such finance companies related to the sale of trucks and construction equipment.  The majority of finance contracts are sold without recourse to the Company.  The Company’s liability related to finance contracts sold with recourse is generally limited to 5% to 20% of the outstanding amount of each note initiated on behalf of the finance company.  Additionally, the Company recently instituted a finance program (the “full recourse program”) that accepts 100% liability, with some restrictions, of the outstanding amount of each note initiated on behalf of the finance company.  In order for a contract to be accepted into the full recourse program, the customer must meet strict credit requirements or maintain a significant equity position in the truck.  Consequently, the Company expects contracts accepted under the full recourse program to remain a small portion of the Company’s sold contracts.  The

Company’s allowance for repossession losses and early repayment penalties was $1.4 million at June 30, 2004 and $1.1 million at December 31, 2003.

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

5 – Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Numerator:
Numerator for basic and diluted earnings per share-Net income available to common shareholders	$4,128,000	$2,234,000	$6,283,000	$2,560,000

Denominator:
Denominator for basic earnings per share, adjusted weighted average shares outstanding	14,766,616	14,004,088	14,428,091	14,004,088
Effect of dilutive securities:
Employee and Director stock options	1,410,675	579,123	1,373,473	463,578
Denominator for diluted earnings per share, adjusted weighted average shares and assumed conversions	16,177,291	14,583,211	15,801,564	14,467,666

Basic earnings per common share	$.28	$.16	$.44	$.18

Diluted earnings per common share and common share equivalents	$.26	$.15	$.40	$.18

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

If the Company had adopted the fair value accounting method under SFAS 123, the Company’s net income and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Income from continuing operations
As reported	$4,084	$2,334	$6,186	$3,207
Pro forma	3,706	2,144	5,619	2,802

Basic earnings per share-
As reported	$0.28	$0.17	$0.43	$0.23
Pro forma	0.25	0.15	0.39	0.20

Diluted earnings per share-
As reported	$0.25	$0.16	$0.39	$0.22
Pro forma	0.23	0.15	0.36	0.19

Net income
As reported	$4,128	$2,234	$6,283	$2,560
Pro forma	3,750	2,044	5,716	2,155

Basic earnings per share-
As reported	$0.28	$0.16	$0.44	$0.18
Pro forma	0.25	0.15	0.40	0.15

Diluted earnings per share-
As reported	$0.26	$0.15	$0.40	$0.18
Pro forma	0.23	0.14	0.36	0.15

The fair value of these options was estimated using a Black-Scholes option pricing model.

During the first six months of 2004, employees and directors of the Company exercised stock options granted under the Long-Term Incentive Plan and the Non-Employee Director Stock Option Plan.  The Company has issued 491,590 shares of Class A Common Stock and 450,930 shares of Class B Common Stock upon exercise of the stock options.

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

The Company has two reportable segments:  the Truck segment and the Construction Equipment segment. The Truck segment operates a regional network of truck centers that provide an integrated one-stop source for the trucking needs of its customers, including retail sales of new Peterbilt heavy-duty trucks, retail sales of Peterbilt, GMC, Hino and UD (Nissan) medium-duty trucks, retail sales of used heavy and medium-duty trucks, aftermarket parts, service and body shop facilities, and a wide array of financial services, including the financing of new and used truck purchases, insurance products and truck leasing and rentals. The Construction Equipment segment operates a full-service John Deere dealership that serves the Houston, Texas metropolitan and surrounding areas.  Dealership operations include the retail sale of new and used equipment, aftermarket parts and service facilities, equipment rentals, and the financing of new and used equipment.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.  The Company evaluates performance based on income before income taxes not including extraordinary items.

The Company accounts for inter-segment sales and transfers at current market prices as if the sales or transfers were to third parties.  There were no material inter-segment sales during the quarters ended June 30, 2004 or 2003.

The Company’s reportable segments are strategic business units that offer different products and services.  They are managed separately because each business unit requires different technology and marketing strategies.  Business units were maintained through expansion and acquisitions.  Assets held for sale related to discontinued operations are included in the Truck segment.  The following table contains summarized information about reportable segment profit or loss and segment assets for the periods ended June 30, 2003 and 2004 (in thousands):

	Truck Segment	Construction Equipment Segment	All Other	Total

Three months ended June 30, 2004

Revenues from external customers	$253,282	$11,469	$2,428	$267,179
Segment income from continuing operations before taxes	5,933	771	103	6,807
Segment assets	359,649	16,897	10,451	386,997

Six months ended June 30, 2004

Revenues from external customers	$470,994	$21,923	$4,146	$497,063
Segment income from continuing operations before taxes	8,937	1,244	130	10,311
Segment assets	359,649	16,897	10,451	386,997

Three months ended June 30, 2003

Revenues from external customers	$179,397	$12,000	$1,862	$193,259
Segment income from continuing operations before taxes	3,256	570	65	3,891
Segment assets	311,097	17,440	9,473	338,010

Six months ended June 30, 2003

Revenues from external customers	$328,862	$20,588	$3,425	$352,875
Segment income from continuing operations before taxes	4,519	674	153	5,346
Segment assets	311,097	17,440	9,473	338,010

Revenues from segments below the reportable quantitative thresholds are attributable to the Company’s tire company, insurance company, and hunting lease operation.  None of these segments have ever met any of the quantitative thresholds for determining reportable segments.

8 – Other New Accounting Pronouncements

On January 1, 2004, the Company adopted Financial Accounting Standards Board Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”).  The Interpretation addresses consolidation of business enterprises of variable interest.  The adoption of FIN 46 did not have a material impact on the Company’s financial position or results of operations.

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

General

Rush Enterprises, Inc. was incorporated in Texas in 1965 and currently consists of two reportable segments: the Truck segment and the Construction Equipment segment.

The Truck segment operates a regional network of 36 truck centers that provide an integrated one-stop source for the trucking needs of its customers, including retail sales of new Peterbilt heavy-duty trucks, retail sales of Peterbilt, GMC, Hino and UD (Nissan) medium-duty trucks, retail sales of used heavy and medium-duty trucks; aftermarket parts, service and body shop facilities; and a wide array of financial services, including the financing of new and used truck purchases, insurance products and truck leasing and rentals.  The Company’s truck centers are strategically located in high truck traffic areas in Texas, California, Oklahoma, Colorado, Arizona, New Mexico, Florida and Alabama.  As the leading supplier of trucks manufactured by Peterbilt Motors Company, a division of PACCAR, Inc., we accounted for approximately 20.3% of all new Class 8 Peterbilt truck sales in 2003, and are the sole authorized vendor for new Peterbilt trucks and replacement parts in our market areas.  The Company was named Peterbilt Dealer of the Year for North America for the 1993-1994 and 2000-2001 years.  The criteria used to determine the recipients of this award include, among others, image, customer satisfaction, sales activity and profitability.

Our Rush Equipment Center in Houston, Texas provides a full line of construction equipment for light to medium sized applications. Our primary products include the following: John Deere backhoe loaders, hydraulic excavators, crawler-dozers and four-wheel drive loaders.  Dealership operations include the retail sale of new and used construction equipment, aftermarket parts and service facilities, equipment rentals, and the financing of new and used construction equipment.

Since acquiring D & D Farm and Ranch Supermarket, Inc. (“D & D”) in 1998, the Company had grown to operate three Rush Retail Centers located in the greater San Antonio, Houston and Dallas/Fort Worth, Texas areas.

D & D, a one-stop shopping center for farm and ranch supplies, sells inventory which includes hardware, lawn and garden tools and machines, tack, veterinary supplies, fencing, livestock feed, guards, gates, chutes and trailers, saddles, boots, designer western wear, jewelry and many other farm and ranch supplies. D & D is currently being operated as a discontinued operation pending disposal.

In February 2003, the Company acquired the common stock of Orange County Truck and Trailers, Inc., a Peterbilt dealer in central Florida.  The acquisition provided Rush with the exclusive right to sell Peterbilt trucks and parts in Central Florida from locations in Orlando, Haines City, and Tampa, Florida.  The transaction was valued at approximately $5.4 million, with the purchase price paid in cash.

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

Other Assets

Other assets consist primarily of goodwill related to acquisitions and other intangible assets.  As stated in Note 2, SFAS 142 provides that goodwill and other intangible assets that have indefinite useful lives will not be amortized, but instead must be tested at least annually for impairment, and intangible assets that have finite useful lives should continue to be amortized over their useful lives.  SFAS 142 also provides specific guidance for testing goodwill and other nonamortized intangible assets for impairment.  SFAS 142 requires management to make certain estimates and assumptions in order to allocate goodwill to reporting units and to determine the fair value of a reporting unit’s net assets and liabilities, including, among other things, an assessment of market condition, projected cash flows, interest rates and growth rates, which could significantly impact the reported value of goodwill and other intangible assets.  SFAS 142 requires, in lieu of amortization, an annual impairment review of goodwill.  The Company performs its annual review during the fourth quarter of each year and, therefore, did not record an impairment charge related to goodwill during the second quarter of 2004.  Furthermore, SFAS 142 exposes the Company to the possibility that changes in market conditions could result in significant impairment charges in the future, thus resulting in a potential increase in earnings volatility.

Revenue Recognition Policies

Income on the sale of a unit (a vehicle or piece of construction equipment) is recognized when the Company and customer execute a purchase contract, delivery has occurred and there are no significant uncertainties related to financing or collectibility.  Finance income related to the sale of a unit is recognized over the period of the respective finance contract, based on the effective interest rate method, if the finance contract is retained by the Company.  During 2003 and 2004, no finance contracts were retained for any significant length of time by the Company but were generally sold to finance companies concurrent with the sale of the related unit.  The majority of finance contracts are sold without recourse.  The Company’s liability related to finance contracts sold with recourse is generally limited to 5% to 20% of the outstanding amount of each note initiated on behalf of the finance company.  Additionally, the Company recently instituted a finance program (the “full recourse program”) that accepts 100% liability, with some restrictions, of the outstanding amount of each note initiated on behalf of the finance company.  In order for a contract to be accepted into the full recourse program, the customer must meet strict credit requirements or maintain a significant equity position in the truck.  Consequently, the Company expects contracts accepted under the full recourse program to remain a small portion of the Company’s sold contracts.  The Company arranges financing for customers through various financial institutions and receives a commission from the lender based upon the difference between the interest rates charged to customers and predetermined interest rates set by the financing institution.

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

Results of Operations

The following discussion and analysis includes the Company’s historical results of operations for the three and six months ended June 30, 2004 and 2003.  The following table sets forth for the periods indicated certain financial data as a percentage of total revenues:

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003

New and used truck sales	66.4%	57.8%	65.1%	57.5%
Parts and service	27.1	33.3	28.0	33.8
Construction equipment sales	2.9	4.4	3.1	4.0
Lease and rental	2.5	3.3	2.7	3.5
Finance and insurance	0.8	0.8	0.8	0.8
Other	0.3	0.4	0.3	0.4
Total revenues	100.0	100.0	100.0	100.0
Cost of products sold	83.0	80.2	82.5	79.5
Gross profit	17.0	19.8	17.5	20.5
Selling, general and administrative	13.1	16.0	14.0	17.0
Depreciation and amortization	0.9	1.2	0.9	1.3
Operating income	3.0	2.6	2.6	2.2
Interest expense, net	0.5	0.8	0.6	0.8
Gain on sale of assets	0.0	0.1	0.1	0.1
Income from continuing operations before income taxes	2.5	1.9	2.1	1.5
Provision for income taxes	1.0	0.8	0.8	0.6
Income from continuing operations	1.5	1.2	1.3	0.9
Gain (loss) from discontinued operations, net	0.0	0.0	0.0	(0.2)
Net Income	1.5%	1.1%	1.3%	0.7%

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003

Revenues

Revenues increased $73.9 million, or 38.2%, from $193.3 million in the second quarter of 2003 to $267.2 million in the second quarter of 2004. Sales of new and used trucks increased $65.8 million, or 59.0%, from $111.6 million in the second quarter of 2003 to $177.5 million in the second quarter of 2004.

Unit sales of new Class 8 trucks increased 69.9%, from 755 units in the second quarter of 2003 to 1,283 units in the second quarter of 2004.  The increase in Class 8 unit sales is being driven by the industry’s need to replace aging equipment after three consecutive years of U.S. truck sales lagging behind the normal replacement cycle.    Based on consensus estimates from truck and original equipment manufacturers, the Company believes that deliveries of Class 8 trucks in the U.S. will increase from 145,000 in 2003 to approximately 201,000 in 2004.  In 2003, the Company retained a 2.5% share of the Class 8 truck sales market in the U.S.  The Company expects to maintain this share in 2004, which would result in the sale of approximately 5,000 Class 8 trucks based on the number of U.S. deliveries estimated by truck and original equipment manufacturers.

Unit sales of new medium-duty trucks increased 105.2%, from 211 units in the second quarter of 2003 to 433 units in the second quarter of 2004.  The Company has made a concerted effort to improve its medium-duty truck sales by adding experienced medium-duty sales personnel and introducing new medium-duty franchises in the Class 4 through 6 truck markets to complement its existing Peterbilt medium-duty line, which consists primarily of Class 7 trucks.  Class 4 through 6 unit truck sales accounted for 48% of our total medium-duty truck sales in the second quarter of 2004 compared to 38% in the second quarter of 2003.  The average sales price for Class 4 through 6 trucks during the second quarter of 2004 was $39,000 compared to an average sales price of $65,000 for the Peterbilt medium-duty model.  The increase in sales of lower priced medium-duty trucks resulted in a 5.5% decrease in the average sales price for all medium-duty trucks in the second quarter of 2004 compared to the second quarter of 2003.  However, new medium-duty truck sales revenue increased approximately $11.0 million in the second quarter of 2004 compared to the second quarter of 2003.  In 2004, the Company expects to continue to add medium-duty franchises to certain dealerships and increase its medium-duty sales and market share compared to 2003.

Unit sales of used trucks increased 10.0%, from 588 units in the second quarter of 2003 to 647 units in the second quarter of 2004.  Used truck average revenue per unit increased by 8.3%.  Historically, used truck demand is consistent with new truck demand.  The Company expects used truck demand to remain high, however, our sales will depend on the availability of used trucks.

Parts and service sales increased $7.9 million, or 12.3%, from $64.4 million in the second quarter of 2003 to $72.3 million in the second quarter of 2004.  Same store parts and service sales, which exclude second quarter 2003 sales for Bossier City, Louisiana, increased approximately $9.7 million, or 15.5%, in the second quarter of 2004 compared to the second quarter of 2003.  The increase in parts and service sales is due to a combination of business development, price increases for parts and labor, extension of our business hours and expansion of capacity by adding service bays and technicians to certain locations.  This growth rate over the prior year’s period is consistent with the Company’s expectations for parts and service revenue growth for the remainder of 2004.

Sales of new and used construction equipment decreased $0.7 million, or 8.2%, from $8.5 million in the second quarter of 2003 to $7.8 million in the second quarter of 2004.  Revenue generated from the sale of new construction equipment units remained flat in the second quarter of 2004 compared to the second quarter of 2003.  Revenue generated from the sale of used construction equipment units decreased approximately 41.0% in the second quarter of 2004 compared to the second quarter of 2003.  John Deere’s market share in the Houston area has increased from 17.2% in the second quarter of 2003 to 18.5% in the second quarter of 2004.

Lease and rental revenues increased $0.5 million, or 7.9%, from $6.3 million in the second quarter of 2003 to $6.8 million in the second quarter of 2004.  This increase is due to additional leasing and rental units placed in service and is consistent with the Company’s expectations for lease and rental revenue for 2004.

Finance and insurance revenues increased $0.5 million, or 31.3%, from $1.6 million in the second quarter of 2003 to $2.1 million in the second quarter of 2004.  The Company expects finance and insurance revenues to continue to increase as demand for new and used trucks increases.  Finance and insurance revenues have limited direct costs and, therefore, contribute a disproportionate share of operating profits.

Gross Profit

Gross profit increased $7.2 million, or 18.8%, from $38.3 million in the second quarter of 2003 to $45.5 million in the second quarter of 2004.  Gross profit as a percentage of sales decreased from 19.8% in the second quarter of 2003 to 17.0% in the second quarter of 2004.  This decrease is primarily a result of a change in our product mix.  Truck sales, a lower margin revenue item, increased as a percentage of total revenue from 57.8% in the second quarter of 2003 to 66.4% in the second quarter of 2004.  Parts and service revenue, a higher margin revenue item, decreased as a percentage of total revenue from 33.3% in the second quarter of 2003 to 27.1% in the second quarter of 2004.

Gross margins on Class 8 truck sales, exclusive of manufacturer incentives, were down slightly from 4.7% in the second quarter of 2003 to 4.5% in the second quarter of 2004.  Given the increasing demand for Class 8 trucks coupled with the expected increase in purchases from owner operators that historically have rendered higher gross margins than fleet sales, the Company expects gross margins from Class 8 truck sales to strengthen in the remainder of  2004 and to exceed those achieved in 2003.

Gross margins, exclusive of manufacturer incentives, on medium-duty truck sales slightly increased from 4.9% in the second quarter of 2003 to 5.0% in the second quarter of 2004.  Gross margins on Class 4 through 6 truck models were approximately 3.3% in the second quarter of 2004 compared to a gross margin of 5.9% of the Peterbilt medium-duty model.  Class 4 through 6 models accounted for 209 units in the second quarter of 2004 compared to 80 units in the second quarter of 2003.  Sales of Class 4 through 6 models will continue to grow significantly as a percentage of total medium-duty sales.  As a result, the Company expects the 2004 gross margins on medium-duty truck sales to approximate the 5.0% achieved during the second quarter of 2004.

Gross margins on used truck sales increased from 6.9% in the second quarter of 2003 to 8.1% in the second quarter of 2004.  The challenge for the remainder of 2004 is procuring quality used trucks at an acceptable price in a market where demand is exceeding supply.  The Company believes it will be able to continue to achieve its historical 7% to 8% margins in the used truck sales market for the remainder of 2004.

Gross margins from the Company’s parts, service and body shop operations decreased from 37.2% in the second quarter of 2003 to 36.7% in the second quarter of 2004.  There are various reasons for this decrease, including nonproprietary parts sales becoming a larger percentage of the Company’s overall parts sales and competitive pricing pressures from providers of nonproprietary parts.  Historically, gross margins on nonproprietary parts are approximately 40 to 50% lower than gross margins on proprietary parts.  Additionally, the Company has increased preventative maintenance services that are provided at lower margins than traditional repair work, and has selectively provided discounted labor rates to garner additional sales both at our dealership locations and at off-site locations.  Gross profit dollars for the parts, service and body shop departments increased from $22.3 million in the second quarter of 2003 to $24.7 million in the second quarter of 2004.

Gross margins on new and used construction equipment sales increased from 9.2% in the second quarter of 2003 to 11.3% in the second quarter of 2004.  The Company expects 2004 gross margins to remain in a range of 9.5% to 11.5%, depending on the product mix, and for overall gross profit growth to be directly correlated to sales growth.

Gross profit generated from lease and rental sales decreased from approximately 27.2% in the second quarter of 2003 to 26.7% in the second quarter of 2004.  The Company’s policy is to aggressively depreciate its lease and rental fleet. This policy results in the Company realizing small operating profits while the unit is in service and a corresponding larger gain on sale when the unit is sold at the end of the lease term.  The Company expects to maintain gross margins of approximately 26.0% to 28.0% through the remainder of 2004 and for overall gross profit growth to be directly correlated to increases in lease and rental sales.

The increase in finance and insurance revenues and other income, as described above, has limited direct costs and, therefore, contributes a disproportionate share of gross profit.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $4.1 million, or 13.3%, from $30.9 million in the second quarter of 2003 to $35.0 million in the second quarter of 2004. The majority of the increase is related to increased salary expense, increased expense related to facility expansion and increased commissions corresponding to the increase in sales and gross profit.  Selling, general and administrative expenses as a percentage of sales decreased from 16.0% in the second quarter of 2003 to 13.1% in the second quarter of 2004.  Selling, general and administrative expenses as a percentage of sales have historically ranged from 11.0% to 16.0%.  The Company expects selling, general and administrative expenses as a percentage of sales to remain at the lower end of this range while the demand for trucks remains high.  The Company’s management continually monitors SG&A expenses.

Interest Expense

Net interest expense remained flat at $1.5 million in the second quarter of 2003 and the second quarter of 2004.

Gain on Sale of Assets

Gain on sale of assets was minimal during the second quarter of 2004 compared to $0.2 million in the second quarter of 2003.  The gain in 2004 is primarily related to the replacement of fixed assets used in the operation of the business.

Income from Continuing Operations before Income Taxes

Income from continuing operations before income taxes increased $2.9 million, or 74.4%, from $3.9 million in the second quarter of 2003 to $6.8 million in the second quarter of 2004.

Income Taxes from Continuing Operations

Income taxes from continuing operations increased $1.1 million, or 68.8%, from $1.6 million in the second quarter of 2003 to $2.7 million in the second quarter of 2004.  The Company has provided for taxes at a 40% effective rate.

Gain (loss) from Discontinued Operations, net of Income Taxes

Loss from discontinued operations net of income taxes decreased from a loss of approximately $100,000 in the second quarter of 2003 to a gain of approximately $44,000 in the second quarter of 2004.  The loss recorded during 2003 is equal to net operating results of D&D.  The gain recorded during 2004 includes net operating results of D&D of approximately $44,000.  The Company expects to sell D&D by December 31, 2004.

Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003

Revenues

Revenues increased $144.2 million, or 40.9%, from $352.9 million in the first six months of 2003 to $497.1 million in the first six months of 2004. Sales of new and used trucks increased $120.9 million, or 59.6%, from $202.8 million in the first six months of 2003 to $323.7 million in the first six months of 2004.

Unit sales of new Class 8 trucks increased 63.9%, from 1,392 units in the first six months of 2003 to 2,282 units in the first six months of 2004.  The increase in Class 8 unit sales is being driven by the industry’s need to replace aging equipment after three consecutive years of U.S. truck sales lagging behind the normal replacement cycle.  Based on consensus estimates from truck and original equipment manufacturers, the Company believes that deliveries of Class 8 trucks in the U.S. will increase from 145,000 in 2003 to approximately 201,000 in 2004.  In 2003, the Company retained a 2.5% share of the Class 8 truck sales market in the U.S.  The Company expects to maintain this share in 2004, which would result in the sale of approximately 5,000 Class 8 trucks based on the number of U.S. deliveries estimated by truck and original equipment manufacturers.

Unit sales of new medium-duty trucks increased 109.9%, from 362 units in the first six months of 2003 to 760 units in the first six months of 2004.  The Company has made a concerted effort to improve its medium-duty truck sales by adding experienced medium-duty sales personnel and introducing new medium-duty franchises in the Class 4 through 6 truck markets to complement its existing Peterbilt medium-duty line, which consists primarily of Class 7 trucks.  Class 4 through 6 unit truck sales accounted for 57% of our total medium-duty truck sales in the first six months of 2004 compared to 32% in the first six months of 2003.  The average sales price for Class 4 through 6 trucks during the first six months of 2004 was $40,900 compared to an average sales price of $65,800 for the Peterbilt medium-duty model. The increase in sales of lower priced medium-duty trucks resulted in a 13.3% decrease in the average sales price for all medium-duty trucks in the first six months of 2004 compared to the first six months of 2003.  However, new medium-duty truck sales revenue increased approximately $17.7 million in the first six months of 2004 compared to the first six months of 2003.  In 2004, the Company expects to continue to add medium-duty franchises to certain dealerships and increase its medium-duty sales and market share compared to 2003.

Unit sales of used trucks increased 28.5%, from 1,107 units in the first six months of 2003 to 1,422 units in the first six months of 2004.  Used truck average revenue per unit increased by 4.0%.  Historically, used truck demand is consistent with new truck demand.  The Company expects used truck demand to remain high, however, our sales will depend on the availability of used trucks.

Parts and service sales increased $20.2 million, or 17.0%, from $119.1 million in the first six months of 2003 to $139.3 million in the first six months of 2004.  Same store parts and service sales, which exclude the first six months of 2003 sales for Bossier City, Louisiana, January 2004 for the Florida stores and January through March 2004 for the Mobile store, increased approximately $20.7 million, or 17.9%, in the first six months of 2004 compared to the first six months of 2003.  The increase in parts and service sales is due to a combination of business development, price increases for parts and labor, extension of our business hours and expansion of capacity by adding service bays and technicians to certain locations.  This growth rate over the prior year’s period is consistent with the Company’s expectations for parts and service revenue growth for the remainder of 2004.

Sales of new and used construction equipment increased $1.2 million, or 8.5%, from $14.2 million in the first six months of 2003 to $15.4 million in the first six months of 2004.  Revenue generated from the sale of new construction equipment units increased 11.6% in the first six months of 2004 compared to the first six months of 2003.  Revenue generated from the sale of used construction equipment units decreased approximately 14.2% in the first six months of 2004 compared to the first six months of 2003.  John Deere’s market share in the Houston area has increased from 17.2% in the first six months of 2003 to 18.5% in the first six months of 2004.

Lease and rental revenues increased $1.1 million, or 8.9%, from $12.4 million in the first six months of 2003 to $13.5 million in the first six months of 2004.  This increase is due to additional leasing and rental units placed in service and is consistent with the Company’s expectations for lease and rental revenue for 2004.

Finance and insurance revenues increased $0.9 million, or 31.0%, from $2.9 million in the first six months of 2003 to $3.8 million in the first six months of 2004.  The Company expects finance and insurance revenues to continue to increase as demand for new and used trucks increases.  Finance and insurance revenues have limited direct costs and, therefore, contribute a disproportionate share of operating profits.

Gross Profit

Gross profit increased $14.4 million, or 19.9%, from $72.4 million in the first six months of 2003 to $86.8 million in the first six months of 2004.  Gross profit as a percentage of sales decreased from 20.5% in the first six months of 2003 to 17.5% in the first six months of 2004.  This decrease is primarily a result of a change in our product mix.  Truck sales, a lower margin revenue item, increased as a percentage of total revenue from 57.5% in the first six months of 2003 to 65.1% in the first six months of 2004.  Parts and service revenue, a higher margin revenue item, decreased as a percentage of total revenue from 33.7% in the first six months of 2003 to 28.0% in the first six months of 2004.

Gross margins on Class 8 truck sales, exclusive of manufacturer incentives, were down slightly from 4.6% in the first six months of 2003 to 4.3% in the first six months of 2004.  Given the increasing demand for Class 8 trucks coupled with the expected increase in purchases from owner operators that historically have rendered higher gross margins than fleet sales, the Company expects gross margins from Class 8 truck sales to strengthen in the remainder of  2004 and to exceed those achieved in 2003.

Gross margins, exclusive of manufacturer incentives, on medium-duty truck sales slightly decreased from 4.9% in the first six months of 2003 to 4.8% in the first six months of 2004.  Gross margins on Class 4 through 6 truck models were approximately 3.1% in the first six months of 2004 compared to a gross margin of 6.2% of the Peterbilt medium-duty model.  Class 4 through 6 models accounted for 431 units in the first six months of 2004 compared to 117 units in the first six months of 2003.  Sales of Class 4 through 6 models will continue to grow significantly as a percentage of total medium-duty sales.

Gross margins on used truck sales increased from 7.1% in the first six months of 2003 to 7.6% in the first six months of 2004.  The challenge for the remainder of 2004 is procuring quality used trucks at an acceptable price in a market where demand is exceeding supply.  The Company believes it will be able to continue to achieve its historical 7% to 8% margins in the used truck sales market for the remainder of 2004.

Gross margins from the Company’s parts, service and body shop operations decreased from 37.6% in the first six months of 2003 to 36.4% in the first six months of 2004.  There are various reasons for this decrease, including nonproprietary parts sales becoming a larger percentage of the Company’s overall parts sales and competitive pricing pressures from providers of nonproprietary parts.  Historically, gross margins on nonproprietary parts are approximately 40 to 50% lower than gross margins on proprietary parts.  Additionally, the Company has increased preventative maintenance services that are provided at lower margins than traditional repair work, and has selectively provided discounted labor rates to garner additional sales both at our dealership locations and at off-site locations.  Gross profit dollars for the parts, service and body shop departments increased from $41.8 million in the first six months of 2003 to $47.6 million in the first six months of 2004.

Gross margins on new and used construction equipment sales increased from 9.4% in the first six months of 2003 to 11.5% in the first six months of 2004.  The Company expects 2004 gross margins to remain in a range of 9.5% to 11.5%, depending on the product mix, and for overall gross profit growth to be directly correlated to sales growth.

Gross profit generated from lease and rental sales decreased slightly from approximately 26.2% in the first six months of 2003 to 26.6% in the first six months of 2004.  The Company’s policy is to aggressively depreciate its lease and rental fleet. This policy results in the Company realizing small operating profits while the unit is in service and a corresponding larger gain on sale when the unit is sold at the end of the lease term.  The Company expects to maintain gross margins of approximately 26.0% to 28.0% through the remainder of 2004 and for overall gross profit growth to be directly correlated to increases in lease and rental sales.

The increase in finance and insurance revenues and other income, as described above, has limited direct costs and, therefore, contributes a disproportionate share of gross profit.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $9.7 million, or 16.2%, from $59.9 million in the first six months of 2003 to $69.6 million in the first six months of 2004. The majority of the increase is related to increased salary expense, increased expense related to facility expansion and increased commissions corresponding to the increase in sales and gross profit.  Selling, general and administrative expenses as a percentage of sales decreased from 17.0% in the first six months of 2003 to 14.0% in the first six months of 2004.  Selling, general and administrative expenses as a percentage of sales have historically ranged from 11.0% to 16.0%.  The Company expects selling, general and administrative expenses as a percentage of sales to remain at the lower end of this range while the demand for trucks remains high.  The Company’s management continually monitors SG&A expenses.

Interest Expense

Net interest expense decreased $0.1 million from $3.0 million in the first six months of 2003 to $2.9 million in the first six months of 2004.

Gain on Sale of Assets

Gain on sale of assets increased $0.2 million, from $0.3 million in the first six months of 2003 to $0.5 million in the first six months of 2004.  The gain in 2004 is primarily related to the replacement of fixed assets used in the operation of the business and the sale of real estate holdings.

Income from Continuing Operations Before Income Taxes

Income from continuing operations before income taxes increased $5.0 million, or 94.3%, from $5.3 million in the first six months of 2003 to $10.3 million in the first six months of 2004.

Income Taxes from Continuing Operations

Income taxes from continuing operations increased $2.0 million, or 95.2%, from $2.1 million in the first six months of 2003 to $4.1 million in the first six months of 2004.  The Company has provided for taxes at a 40% effective rate.

Gain (loss) from Discontinued Operations, net of Income Taxes

Loss from discontinued operations net of income taxes decreased from approximately ($647,000) in the first six months of 2003 to a gain of approximately $97,000 in the first six months of 2004.  The loss recorded during 2003 is equal to net operating results of D&D and included costs of $983,000 related to the liquidation of the Hockley store.  The gain recorded during 2004 includes net operating results of D&D of approximately $97,000.  The Company expects to sell D&D by December 31, 2004.

Liquidity and Capital Resources

The Company’s short-term cash needs are primarily for working capital, including inventory requirements, expansion of existing facilities and acquisitions of new facilities. These short-term cash needs have historically been financed with retention of profits and borrowings under credit facilities available to the Company.

At June 30, 2004, the Company had working capital of approximately $19.1 million, including $34.0 million in cash, $38.4 million in accounts receivable, $135.9 million in inventories, $9.1 million in assets held for sale, $1.6 million in prepaid expenses and other, and $2.8 million in deferred income taxes, offset by $117.9 million outstanding under floor plan notes payable, $22.7 million in current maturities of long-term debt, $17.6 million in advances outstanding under lines of credit, $16.3 million of trade accounts payable and $28.2 million in accrued expenses. The aggregate maximum borrowing limits under working capital lines of credit with its primary truck lender are approximately $13.5 million. Advances outstanding under this line of credit at June 30, 2004 were $13.5 million, leaving no funds available for future borrowings.  The Company has four separate secured lines of credit that provide for an aggregate maximum borrowing of $18.3 million.  Advances outstanding under these secured lines of credit in aggregate were $7.0 million, leaving $11.3 million available for future borrowings as of June 30, 2004.

The Company has a commitment for construction of a new dealership for our Mobile, Alabama location.  The total estimated cost of this dealership is $2.6 million.  As of June 30, 2004, approximately $1.0 million has been paid for the construction of the dealership and purchase of the land.  Construction is expected to be complete in the first quarter of 2005.  The Company has no other material commitments for capital expenditures as of June 30, 2004.  However, the Company will continue to purchase vehicles that are necessary to operate its leasing and rental division.  Furthermore, management will continue to authorize capital expenditures for new buildings and expansion of facilities based on market opportunities.  Additional capital expenditures are expected for the routine maintenance of fixed assets.

For the first six months of 2004, operating activities resulted in net cash provided by operations of approximately $0.7 million.  Cash provided by operations was primarily due to income from continuing operations of $6.3 million, coupled with the provision for depreciation and amortization of $7.8 million and a decrease in inventory of $1.5 million which was offset by increases in accounts receivable of $13.9 million and a decrease of accounts payable and accrued expenses of $0.7 million.  The increase in accounts receivable is directly related to the increase in and timing of truck sales.

During the first six months of 2004, the Company used $15.0 million in investing activities. This consisted primarily of purchases of property and equipment of $15.1 million and business acquisitions of $3.5 million offset by proceeds from the sale of property and equipment of $3.6 million.  Approximately $6.2 million was used for the replacement of the corporate aircraft, $3.0 million was used for routine maintenance, and $3.3 million was used for the purchase of leasing trucks.  The remaining amount was used for purchasing dealership property and remodeling existing dealerships.

Net cash provided by financing activities in the second quarter of 2004 amounted to $14.0 million. Net cash provided by financing activities was primarily due to proceeds from notes payable of $14.4 million, net draws of floor plan notes payable of $9.6 million and proceeds from the exercise of employee and director stock options of $7.0 million, offset by principal payments on notes payable of $16.8 million.

Substantially all of the Company’s truck purchases from PACCAR are made on terms requiring payment within 15 days or less from the date the trucks are shipped from the factory. The Company finances substantially all of the purchase price of its new truck inventory, and 75% of the loan value of its used truck inventory, under a floor plan arrangement with GMAC under which GMAC pays PACCAR directly with respect to new trucks. The Company makes monthly interest payments to GMAC on the amount financed, but is not required to commence loan principal repayments prior to the sale of new vehicles for a period of 12 months or for a period of three months for used vehicles. On June 30, 2004, the Company had approximately $111.4 million outstanding under its floor plan financing arrangement with GMAC. GMAC permits the Company to earn interest on overnight funds deposited by the Company with GMAC at the prime rate less 0.90%. The Company is permitted to earn interest on overnight funds of up to 10.0% of the amount borrowed under its floor plan financing arrangement with GMAC.

Substantially all of the Company’s new construction equipment purchases are financed by John Deere and Citicapital.  The Company finances substantially all of the purchase price of its new equipment inventory under its floor plan facilities.  The agreement with John Deere provides an interest free financing period after which time the amount financed is required to be paid in full.  When construction equipment is sold prior to the expiration of the interest free period, the Company is required to repay the principal within approximately ten days of the sale.  If the equipment financed by John Deere is not sold within the interest free period, it is transferred to the Citicapital floor plan arrangement. The Company makes principal payments for sold inventory to Citicapital on the 15th day of each month.  Used and rental equipment is financed to a maximum book value under a floor plan arrangement with Citicapital.  The Company makes monthly interest payments on the amount financed and is required to commence loan principal repayments on rental equipment as book value reduces.  Principal payments for sold used equipment are made on the 15th day of each month following the sale.  The loans are collateralized by a lien on the equipment.  The Company’s floor plan agreements limit the aggregate amount of borrowings based on the book value of new and used equipment units.  As of June 30, 2004, the Company’s floor plan arrangement with Citicapital permits the financing of up to $10.5 million in construction equipment.  On June 30, 2004, the Company had $1.0 million outstanding under its floor plan financing arrangements with John Deere and $5.5 million outstanding under its floor plan financing arrangement with Citicapital.

Backlog

On June 30, 2004, the Company’s backlog of truck orders was approximately $300.0 million as compared to a backlog of truck orders of approximately $125.0 million on June 30, 2003. The Company includes confirmed orders in its backlog.  It currently takes between 60 days and six months for the Company to receive delivery from PACCAR once an order is placed.  The Company sells approximately 70% of its new heavy-duty trucks by customer special order, with the remainder sold out of inventory. Orders from a number of the Company’s major fleet customers are included in the Company’s backlog as of June 30, 2004.

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

Cyclicality

The Company’s business, as well as the entire retail heavy-duty truck industry, is dependent on a number of factors relating to general economic conditions, including fuel prices, interest rate fluctuations, economic recessions, government regulation and customer business cycles. In addition, unit sales of new trucks have historically been subject to substantial cyclical variation based on such general economic conditions. According to R.L. Polk, industry-wide domestic retail sales of Class 8 trucks resulted in approximately 145,000 new Class 8 truck registrations in 2003.  The industry forecasts heavy-duty new truck sales to increase to approximately 201,000 units during 2004.  The Company believes that its geographic expansion, concentration on high margin parts and service operations, and diversity of its customer base will reduce the overall impact to the Company resulting from general economic conditions and cyclical trends affecting the heavy-duty truck industry.  However, the Company’s operations will be affected by any general economic conditions or cyclical trends, either positive or negative, affecting the heavy-duty truck industry.

Environmental Standards and Other Governmental Regulations

Our operations are subject to numerous federal, state and local laws and regulations, including laws and regulations designed to protect the environment and to regulate the discharge of materials into the environment.

The Environmental Protection Agency (“EPA”) has mandated that heavy-duty engine manufacturers meet new, stricter emissions guidelines regarding nitrous oxides for all engines built after January 1, 2007.  Historically, the industry has experienced an accelerated demand for trucks in the months preceding the effective date of the change in EPA guidelines followed by a short-term decrease in demand in the months subsequent to the change. The Company does not expect the change in emission guidelines to have an effect on its 2004 results from operations.  The Company believes it is too early to determine how the change in emission guidelines will affect its results from operations subsequent to 2004.

Termination of Dealership Agreements Upon a Change of Control

A substantial percentage of our revenues is derived from sales of Peterbilt trucks and John Deere products. Therefore, our business is highly dependent on the PACCAR and John Deere dealership agreements, which authorize us to sell Peterbilt and John Deere products in our market areas.  Our dealership agreements with PACCAR are terminable by PACCAR in the event the aggregate voting power of W. Marvin Rush and his family decreases below 30% with respect to the election of the Company’s directors.  The John Deere dealership agreement would similarly be terminable by John Deere if the aggregate voting power of Mr. Rush and his family were to decrease below 25%.  As of June 30, 2004, Mr. Rush and his family owned 2,813,886 shares of Class A Common Stock including vested options and 2,813,886 shares of Class B Common Stock including vested options, or approximately 36.2% of the Company’s outstanding voting power.  The Company has no control over the transfer or disposition by Mr. Rush or by Mr. Rush’s estate of his Class A Common Stock or Class B Common Stock.  If Mr. Rush were to sell his Class B Common Stock or bequest his Class B Common Stock to nonfamily members or if Mr. Rush’s estate were required to liquidate his shares of Class B Common Stock to pay estate taxes or otherwise, the change of control provisions of the dealership agreements described above would be triggered and could cause the Company to lose its critical right to sell Peterbilt and John Deere products.  Any loss of rights under the Company’s dealership agreements would have a severely adverse effect on the Company’s results of operations.

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

The Company is exposed to some market risk through interest rates related to its floor plan borrowing arrangements, variable rate debt and discount rates related to finance sales.  Floor plan borrowings are based on the prime rate of interest and are used to meet working capital needs.  As of June 30, 2004, the Company had floor plan borrowings of approximately $117.9 million.  Assuming an increase in the prime rate of interest of 100 basis points, interest expense could increase by $1.18 million per year.  The interest rate variability on all other debt would not have a material adverse effect on the Company’s financial statements.  The Company provides all customer financing opportunities to various finance providers.  The Company receives all finance charges in excess of a negotiated discount rate from the finance providers within 55 days.  The negotiated discount rate is variable, thus subject to interest rate fluctuations.  This interest rate risk is mitigated by the Company’s ability to pass discount rate increases to customers through higher financing rates.

ITEM 4. CONTROLS AND PROCEDURES

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2004 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There has been no change in our internal controls over financial reporting that occurred during the six months ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we are involved in certain litigation arising out of our operations in the ordinary course of business.  We maintain liability insurance, including product liability coverage, in amounts deemed adequate by management.  To date, aggregate costs to us for claims, including product liability actions, have not been material.  However, an uninsured or partially insured claim, or claim for which indemnification is not available, could have a material adverse effect on our financial condition.  We believe that there are no other claims or litigation pending, the outcome of which could have a material adverse effect on our financial position or results of operations. However, due to the inherent uncertainty of litigation, there can be no assurance that the resolution of any particular claim or proceeding would not have a material adverse effect on our results of operations for the fiscal period in which such resolution occurred.

ITEM 2.  CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SERCURITIES

Not Applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following matters were voted upon at the Annual Meeting of Stockholders held on May 19, 2004, and received the votes set forth below:

1.                                       All of the following persons nominated were elected to serve as directors and received the number of votes set forth opposite their respective names:

Name	Number of Votes FOR	Number of Votes AGAINST

W. Marvin Rush	9,955,198	7,500
W.M. “Rusty” Rush	9,955,498	7,200
John D. Rock	9,956,598	6,100
Harold D. Marshall	9,956,598	6,100
Ronald J. Krause	9,956,598	6,100

2.                                       A proposal to adopt the Amended and Restated 1997 Non-Employee Director Stock Option Plan received  7,249,825 votes FOR and 813,538 votes AGAINST, with 1,200 abstentions and 1,898,135 broker non-votes.

3.                                       A proposal to adopt the 2004 Employee Stock Purchase Plan received 7,635,133 votes FOR and 423,830 votes AGAINST, with 5,600 abstentions and 1,898,135 broker non-votes.

4.                                       A proposal to ratify the appointment of Ernst & Young LLP as Independent Public Accountants received 9,961,698 votes FOR and 1,000 votes AGAINST, with 0 abstentions.

ITEM 5.  OTHER INFORMATION

Not Applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a)  Exhibits

3.1                                 Amended and Restated Articles of Incorporation of the Registrant (incorporated herein by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q, for the quarter ended September 30, 2000).

3.2                                 Articles of Amendment to the Articles of Incorporation of the Registrant (incorporated herein by reference to Exhibit 3.1 of the Company’s Registration Statement on Form 8-A filed July 9, 2002).

3.3                                 Bylaws of the Registrant, as amended (incorporated herein by reference to Exhibit 3.3 of the Company’s Registration Statement on Form 8-A filed July 9, 2002).

*31.1                    Certification of CEO pursuant to Rules 13a-14(a) and 15d-14(a) adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2                    Certification of CFO pursuant to Rules 13a-14(a) and 15d-14(a) adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1                    Certification of CEO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2                    Certification of CFO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*filed herewith

b)  Reports on Form 8-K

The Company filed a report with the Securities and Exchange Commission on Form 8-K on July 20, 2004 reporting its results for the second quarter of 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RUSH ENTERPRISES, INC.

Date: August 13, 2004	By:	/S/ W. MARVIN RUSH
	Name:	W. Marvin Rush
	Title:	Chairman and Chief Executive Officer (Principal Executive Officer)

Date: August 13, 2004	By:	/S/ MARTIN A. NAEGELIN, JR.
	Name:	Martin A. Naegelin, Jr.
	Title:	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)