Form 10-Q
period 2004-09-30
RUSH ENTERPRISES INC \TX\
filed 2004-10-29
CIK 1012019

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2004
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 0-20797

RUSH ENTERPRISES, INC.
(Exact name of registrant as specified in its charter)

Texas (State or other jurisdiction of incorporation or organization)	74-1733016 (I.R.S. Employer Identification No.)
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

Yes ☒    No ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 or the Act). Yes ☐    No ☒

        Indicated below is the number of shares outstanding of the registrant's common stock, as of October 28, 2004.

Title of Class	Number of Shares Outstanding
Class A Common Stock, $.01 Par Value	7,585,274
Class B Common Stock, $.01 Par Value	7,545,760

RUSH ENTERPRISES, INC. AND SUBSIDIARIES
INDEX

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2004 AND DECEMBER 31, 2003

(In Thousands, Except Shares and Per Share Amounts)

	September 30, 2004	December 31, 2003
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$45,745	$34,389
Accounts receivable, net	32,878	24,492
Inventories	161,686	137,423
Assets held for sale	8,851	8,824
Prepaid expenses and other	1,237	1,122
Deferred income taxes	2,838	2,863

Total current assets	253,232	209,113
PROPERTY AND EQUIPMENT, net	124,231	114,477
OTHER ASSETS, net	44,410	43,288

Total assets	$421,873	$366,878

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Floor plan notes payable	$136,577	$108,235
Current maturities of long-term debt	21,695	23,767
Advances outstanding under lines of credit	17,669	17,732
Trade accounts payable	17,182	16,170
Accrued expenses	34,339	29,096

Total current liabilities	227,462	195,000
LONG-TERM DEBT, net of current maturities	67,547	66,261
DEFERRED INCOME TAXES, net	18,434	16,911
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
Preferred stock, par value $.01 per share; 1,000 shares authorized; 0 shares outstanding in 2003 and 2004	—	—
Common stock, par value $.01 per share; 50,000,000 shares authorized; 14,042,304 shares outstanding in 2003 and 15,127,968 shares outstanding in 2004	151	140
Additional paid-in capital	47,278	39,337
Retained earnings	61,001	49,229

Total shareholders' equity	108,430	88,706

	$421,873	$366,878

The accompanying notes are an integral part of these consolidated financial statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Amounts)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
REVENUES:
New and used truck sales	$203,443	$140,641	$527,167	$343,487
Parts and service	75,230	67,053	214,563	186,135
Construction equipment sales	8,333	6,102	23,711	20,278
Lease and rental	6,802	6,549	20,278	18,992
Finance and insurance	1,838	1,619	5,619	4,550
Other	1,258	831	2,629	2,228

Total revenues	296,904	222,795	793,967	575,670
COST OF PRODUCTS SOLD:
New and used truck sales	188,360	130,215	488,839	316,654
Parts and service	46,537	41,006	132,985	112,951
Construction equipment sales	7,250	5,426	20,861	18,275
Lease and rental	4,969	4,816	14,673	14,051

Total cost of products sold	247,116	181,463	657,358	461,931

GROSS PROFIT	49,788	41,332	136,609	113,739
SELLING, GENERAL AND ADMINISTRATIVE	36,473	32,306	106,060	92,249
DEPRECIATION AND AMORTIZATION	2,358	2,263	6,834	6,705

OPERATING INCOME	10,957	6,763	23,715	14,785
INTEREST EXPENSE, NET	1,454	1,490	4,360	4,465
GAIN ON SALE OF ASSETS	45	43	504	342

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	9,548	5,316	19,859	10,662
PROVISION FOR INCOME TAXES	3,819	2,126	7,944	4,265

INCOME FROM CONTINUING OPERATIONS	5,729	3,190	11,915	6,397
(LOSS) FROM DISCONTINUED OPERATIONS, NET	(240)	(36)	(143)	(683)

NET INCOME	$5,489	$3,154	$11,772	$5,714

EARNINGS PER COMMON SHARE—BASIC
Income from continuing operations	$.38	$.23	$.81	$.46

Net income	$.36	$.23	$.80	$.41

EARNINGS PER COMMON SHARE—DILUTED
Income from continuing operations	$.35	$.21	$.75	$.43

Net income	$.34	$.21	$.74	$.39

Weighted average shares outstanding:
Basic	15,081	14,007	14,647	14,007

Diluted	16,341	15,079	15,898	14,720

The accompanying notes are an integral part of these consolidated financial statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Nine Months Ended September 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Income from continuing operations	$11,915	$6,397
Adjustments to reconcile net income to net cash provided by operating activities
Gain (loss) from discontinued operations	(143)	(683)
Depreciation and amortization	11,867	11,630
(Gain) loss on sale of property and equipment	(566)	406
Provision for deferred income tax expense	1,548	2,463
Net charges related to discontinued operations	400	—
Change in accounts receivable, net	(8,386)	(1,381)
Change in inventories	(24,489)	(12,400)
Change in prepaid expenses and other, net	(112)	536
Change in trade accounts payable	1,012	(1,360)
Change in accrued expenses	5,243	(1,275)

Net cash (used in) provided by operating activities	(1,711)	4,333

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(23,541)	(13,826)
Proceeds from the sale of property and equipment	4,675	3,938
Business acquisitions	(3,500)	(5,515)
Change in other assets	(3)	(13)

Net cash (used in) investing activities	(22,369)	(15,416)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	19,807	10,695
Principal payments on long-term debt	(20,593)	(15,726)
(Payments) on lines of credit, net	(63)	(4,982)
Draws on floor plan notes payable, net	28,342	18,616
Proceeds from exercise of employee and director stock options	7,952	—
Debt issuance costs	(9)	(58)

Net cash provided by financing activities	35,436	8,545

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	11,356	(2,538)
CASH AND CASH EQUIVALENTS, beginning of period	34,389	24,763

CASH AND CASH EQUIVALENTS, end of period	$45,745	$22,225

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for-
Interest	$4,762	$5,355

Income taxes	$3,649	$396

The accompanying notes are an integral part of these consolidated financial statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1—Principles of Consolidation and Basis of Presentation

        The interim consolidated financial statements included herein have been prepared by Rush Enterprises, Inc. and its subsidiaries (collectively referred to as "we" or the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). All adjustments have been made to the accompanying interim consolidated financial statements, which, in the opinion of the Company's management, are necessary for a fair presentation of the Company's operating results. All adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is recommended that these interim consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003. Results of operations for interim periods are not necessarily indicative of results that may be expected for any other interim periods or the full fiscal year. Certain prior year balances have been reclassified for comparative purposes.

2—Goodwill and Other Intangible Assets

        Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets." SFAS 142 addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. SFAS 142 also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The provisions of SFAS 142 became effective January 1, 2002. SFAS 142 is required to be applied at the beginning of an entity's fiscal year and to be applied to all goodwill and other intangible assets recognized in its financial statements at that date. SFAS 142 requires, in lieu of amortization, an annual impairment review of goodwill. Impairment losses for goodwill and indefinite-lived intangible assets that arise due to the initial application of SFAS 142 are to be reported as resulting from a change in accounting principle. The Company performs its annual review during the fourth quarter of each year and, therefore, did not record an impairment charge related to goodwill during the third quarter of 2004. However, the Company is exposed to the possibility that changes in market conditions could result in significant impairment charges in the future, thus resulting in a potential increase in earnings volatility.

3—Discontinued Operations

        On November 12, 2002, the Company announced that it would sell its Michigan John Deere construction equipment stores as a result of continuing deterioration in the Michigan construction equipment market, and its location in regards to the Company's other operations and plans for future expansion. The sale of the Michigan construction equipment stores was substantially complete at December 31, 2002. Prior to the sale, Michigan construction equipment stores were part of the Company's Construction Equipment segment. The Construction Equipment segment has been restated for all periods presented to exclude the Michigan stores.

        On November 12, 2002, the Company also announced its decision to discontinue its Retail segment, which operated three farm and ranch retail stores in Seguin, Hockley and Denton, Texas. The

Retail segment did not fit into the Company's long-term plans of growing its core heavy-duty truck and construction equipment businesses. The Denton store was closed in December 2002, the Hockley store began liquidating inventory during November 2002 and completed the liquidation on March 9, 2003. The Company entered into a contract to sell its real estate in Hockley, Texas in the third quarter of 2004 for a net sales price of $4.1.million. The net book value was estimated to be $4.5 million and consequently the Company has recorded a charge of $400,000 ($240,000 net of income taxes) to loss from discontinued operations, net in the Company's consolidated statement of income. The Company continues to actively market the sale of the Seguin store and expects to sell it prior to December 31, 2004. As a result of these actions, the Retail segment is no longer reported as a separate business segment.

        The Company adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), effective January 1, 2002. Accordingly, the results of these businesses are reported as discontinued operations in the Company's unaudited consolidated statements of operations for all periods presented and excluded from business segment information. Similarly, certain assets of these businesses have been separately identified in the consolidated balance sheet as being held for sale. The Company is attempting to complete the sale of these assets by December 31, 2004. Depreciation and amortization expense are no longer being recorded with respect to the assets of these businesses in accordance with SFAS 144. These assets are recorded at estimated fair value less cost to sell at September 30, 2004. Changes in the estimated fair value will be recorded in future periods as determined.

        Net sales and earnings (loss) before income taxes related to the discontinued businesses were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Michigan Construction Equipment Stores
Net Sales	$—	$—	$—	$251
Income (loss) before income taxes:
Results of operations from discontinued operations	—	—	—	—

Income (loss) before income taxes:	—	—	—	—
Income tax benefit (expense)	—	—	—	—

Net income (loss) from discontinued operations	$—	$—	$—	$—

Retail Segment Stores (D&D)
Net Sales	$2,996	$3,179	$10,026	$13,340
Income (loss) before income taxes:
Results of operations from discontinued operations	—	(60)	161	(1,139)
Charges related to discontinued operations	(400)	—	(400)	—

Income (loss) before income taxes	(400)	(60)	(239)	(1,139)
Income tax benefit (expense)	160	24	96	456

Net income (loss) from discontinued operations	$(240)	$(36)	$(143)	$(683)

        The major classes of assets of the discontinued operations classified as held for sale and included in the unaudited consolidated balance sheet were as follows (in thousands):

	September 30, 2004	December 31, 2003
Inventories	$2,903	$2,496
Property and equipment, net	5,948	6,328

Assets held for sale	$8,851	$8,824

4—Commitments and Contingencies

        The Company is contingently liable to finance companies for certain notes initiated on behalf of such finance companies related to the sale of trucks and construction equipment. The majority of finance contracts are sold without recourse to the Company. The Company's liability related to finance contracts sold with recourse is generally limited to 5% to 20% of the outstanding amount of each note initiated on behalf of the finance company. Additionally, the Company recently instituted a finance program (the "full recourse program") that accepts 100% liability, with some restrictions, of the outstanding amount of each note initiated on behalf of the finance company. In order for a contract to be accepted into the full recourse program, the customer must meet strict credit requirements or maintain a significant equity position in the truck. Consequently, the Company expects contracts accepted under the full recourse program to remain a small portion of the Company's sold contracts. The Company's allowance for repossession losses and early repayment penalties was $1.5 million at September 30, 2004 and $1.1 million at December 31, 2003.

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

5—Earnings Per Share

        The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Numerator:
Numerator for basic and diluted earnings per share- Net income available to common shareholders	$5,489,000	$3,154,000	$11,772,000	$5,714,000
Denominator:
Denominator for basic earnings per share, adjusted weighted average shares outstanding	15,081,031	14,007,301	14,647,326	14,007,301
Effect of dilutive securities:
Employee and Director stock options	1,259,579	1,071,199	1,250,885	712,560

Denominator for diluted earnings per share, adjusted weighted average shares and assumed conversions	16,340,610	15,078,500	15,898,211	14,719,861

Basic earnings per common share	$.36	$.23	$.80	$.41

Diluted earnings per common share and common share equivalents	$.34	$.21	$.74	$.39

6—Stock Options

        In October 1995, Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), was issued. SFAS 123 defines a fair value based method of accounting for employee stock options or similar equity instruments and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. Under the fair value based method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period of the award, which is usually the vesting period. However, SFAS 123 also allows entities to continue to measure compensation costs for employee stock compensation plans using the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Because the Company has elected to continue to follow APB 25, SFAS 123 requires disclosure of pro forma net income and earnings per share as if the new fair value accounting method were adopted.

        If the Company had adopted the fair value accounting method under SFAS 123, the Company's net income and earnings per share, as reported, would have been reduced by stock based employee costs, net of tax effects, that were not included in the determination of income from continuing operations or net income to the pro forma amounts indicated below (in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Income from continuing operations
As reported	$5,729	$3,190	$11,915	$6,397
Stock based employee costs, net of tax effects	251	286	818	691

Pro forma	5,478	2,904	11,097	5,706
Basic earnings per share-
As reported	$0.38	$0.23	$0.81	$0.46
Pro forma	0.36	0.21	0.76	0.41
Diluted earnings per share-
As reported	$0.35	$0.21	$0.75	$0.43
Pro forma	0.34	0.19	0.70	0.39
Net income
As reported	$5,489	$3,154	$11,772	$5,714
Stock based employee costs, net of tax effects	251	286	818	691

Pro forma	5,238	2,868	10,954	5,023
Basic earnings per share-
As reported	$0.36	$0.23	$0.80	$0.41
Pro forma	0.35	0.20	0.75	0.36
Diluted earnings per share-
As reported	$0.34	$0.21	$0.74	$0.39
Pro forma	0.32	0.19	0.69	0.34

        The fair value of these options was estimated using a Black-Scholes option pricing model.

        During the first nine months of 2004, employees and directors of the Company exercised stock options granted under the Long-Term Incentive Plan and the Non-Employee Director Stock Option Plan. The Company has issued 562,915 shares of Class A Common Stock and 522,749 shares of Class B Common Stock upon exercise of the stock options during the first nine months of 2004.

7—Segment Information

        The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). This statement requires that public business enterprises report certain information about operating segments in complete sets of financial statements of the enterprise and in condensed financial statements of interim periods issued to shareholders. It also requires that public business enterprises report certain information about their products and services, the geographic areas in which they operate, and their major customers.

        As mentioned previously, the Company announced in November 2002 its decision to sell its John Deere construction equipment stores in Michigan, and discontinue its farm and ranch retail operations. In connection with this decision, financial information related to the Company's construction equipment operations in Michigan will not be included in the Construction Equipment segment below, and the

Retail segment will no longer be presented as a separate operating segment. Following is a brief description of the activities of each of the Company's business segments.

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

        The accounting policies of the segments are the same as those described in the summary of significant accounting policies in the Company's Annual Report on Form 10-K for the year ended December 31, 2003. The Company evaluates performance based on income before income taxes not including extraordinary items.

        The Company accounts for inter-segment sales and transfers at current market prices as if the sales or transfers were to third parties. There were no material inter-segment sales during the quarters ended September 30, 2004 or 2003.

        The Company's reportable segments are strategic business units that offer different products and services. They are managed separately because each business unit requires different technology and marketing strategies. Business units were maintained through expansion and acquisitions. Assets held for sale related to discontinued operations are included in the Truck segment. The following table contains summarized information about reportable segment profit or loss and segment assets for the periods ended September 30, 2003 and 2004 (in thousands):

	Truck Segment	Construction Equipment Segment	All Other	Total
Three months ended September 30, 2004
Revenues from external customers	$282,159	$12,127	$2,618	$296,904
Segment income from continuing operations before taxes	8,587	883	78	9,548
Segment assets	391,916	18,790	11,167	421,873
Nine months ended September 30, 2004
Revenues from external customers	$753,153	$34,050	$6,764	$793,967
Segment income from continuing operations before taxes	17,524	2,127	208	19,859
Segment assets	391,916	18,790	11,167	421,873
Three months ended September 30, 2003
Revenues from external customers	$211,244	$9,533	$2,018	$222,795
Segment income from continuing operations before taxes	4,758	590	(32)	5,316
Segment assets	321,621	15,392	10,529	347,542
Nine months ended September 30, 2003
Revenues from external customers	$540,106	$30,121	$5,443	$575,670
Segment income from continuing operations before taxes	9,277	1,264	121	10,662
Segment assets	321,621	15,392	10,529	347,542

        Revenues from segments below the reportable quantitative thresholds are attributable to the Company's tire company, insurance company, and hunting lease operation. None of these segments have ever met any of the quantitative thresholds for determining reportable segments.

8—Other New Accounting Pronouncements

        On January 1, 2004, the Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). The Interpretation addresses consolidation of business enterprises of variable interest. The adoption of FIN 46 did not have a material impact on the Company's financial position or results of operations.

        On October 13, 2004, the FASB concluded that Statement 123R, "Share-Based Payment", which would require all companies to measure compensation cost for all share-based payments (including employee stock options) at fair value, would be effective for public companies for interim or annual periods beginning after June 15, 2005. The Company is currently evaluating the impact on its financial statements of adopting this statement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Certain statements contained in this Form 10-Q are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended. Specifically, all statements other than statements of historical fact included in this Form 10-Q regarding the Company's financial position, business strategy and plans and objectives of management of the Company for future operations are forward-looking statements. These forward-looking statements are based on the beliefs of the Company's management as well as assumptions made by and information currently available to the Company's management. When used in this report, the words "anticipate," "believe," "estimate," "expect" and "intend" and words or phrases of similar import, as they relate to the Company or its subsidiaries or Company management, are intended to identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions related to certain factors including, without limitation, competitive factors, general economic conditions, cyclicality, economic conditions in the new and used truck and equipment markets, customer relations, relationships with vendors, the interest rate environment, governmental regulation and supervision, seasonality, distribution networks, product introductions and acceptance, technological change, changes in industry practices, onetime events and other factors described herein and in the Company's Registration Statement on Form S-1 (File No. 333-03346) and in the Company's annual, quarterly and other reports filed with the Securities and Exchange Commission (collectively, "cautionary statements"). Although the Company believes that its expectations are reasonable, it can give no assurance that such expectations will prove to be correct. Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected, or intended. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the applicable cautionary statements. The Company does not intend to update these forward-looking statements.

        The following comments should be read in conjunction with the Company's consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q.

General

        Rush Enterprises, Inc. was incorporated in Texas in 1965 and currently consists of two reportable segments: the Truck segment and the Construction Equipment segment.

        The Truck segment operates a regional network of 37 truck centers that provide an integrated one-stop source for the trucking needs of its customers, including retail sales of new Peterbilt heavy-duty trucks, retail sales of Peterbilt, GMC, Hino and UD (Nissan) medium-duty trucks, retail sales of used heavy and medium-duty trucks; aftermarket parts, service and body shop facilities; and a wide array of financial services, including the financing of new and used truck purchases, insurance products and truck leasing and rentals. The Company's truck centers are strategically located in high truck traffic areas in Texas, California, Oklahoma, Colorado, Arizona, New Mexico, Florida and Alabama. As the leading supplier of trucks manufactured by Peterbilt Motors Company, a division of PACCAR, Inc., we accounted for approximately 20.3% of all new Class 8 Peterbilt truck sales in 2003, and are the sole authorized vendor for new Peterbilt trucks and replacement parts in our market areas. The Company was named Peterbilt Dealer of the Year for North America for the 1993-1994 and 2000-2001 years. The criteria used to determine the recipients of this award include, among others, image, customer satisfaction, sales activity and profitability.

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

        Since acquiring D & D Farm and Ranch Supermarket, Inc. ("D & D") in 1998, the Company had grown to operate three Rush Retail Centers located in the greater San Antonio, Houston and Dallas/Fort Worth, Texas areas.    D & D, a one-stop shopping center for farm and ranch supplies, sells inventory which includes hardware, lawn and garden tools and machines, tack, veterinary supplies, fencing, livestock feed, guards, gates, chutes and trailers, saddles, boots, designer western wear, jewelry and many other farm and ranch supplies. On November 12, 2002, the Company also announced its decision to discontinue its Retail segment, which operated three farm and ranch retail stores in Seguin, Hockley and Denton, Texas. The Retail segment did not fit into the Company's long-term plans of growing its core heavy-duty truck and construction equipment businesses. The Denton store was closed in December 2002, the Hockley store began liquidating inventory during November 2002 and completed the liquidation on March 9, 2003. D & D is currently operating its San Antonio area store as a discontinued operation pending disposal.

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

        In April 2003, the Company purchased substantially all of the assets of Peterbilt of Mobile, Inc., which consisted of a Peterbilt dealership in Mobile, Alabama. Peterbilt of Mobile, Inc.'s primary line of business is the sale of new Peterbilt Class 8 trucks, used heavy-duty trucks, parts and service. The transaction was valued at approximately $1.4 million, with the purchase price paid in cash.

Planned Acquisition of ATS

        On September 15, 2004, we entered into an asset purchase agreement with American Truck Source, Inc. ("ATS"), its subsidiaries and its stockholders to acquire substantially all of the assets of ATS. ATS operates Peterbilt dealerships, which offer substantially the same products and services as our Rush Truck Centers, serving the Dallas, Fort Worth, Abeline, and Tyler, Texas; Nashville, Tennessee; Birmingham, Alabama; and Louisville, Kentucky markets. A copy of the asset purchase agreement is available in our Current Report on Form 8-K filed on September 16, 2004. On October 22, 2004 we received notice from Peterbilt that they do not intend to exercise their rights of first refusal with respect to ATS's Texas dealerships or ATS's Nashville dealership, but that Peterbilt does intend to exercise its rights of first refusal with respect to ATS's dealerships serving Birmingham and Louisville. Therefore, we only expect to acquire ATS's dealerships in Texas and Nashville. Unless otherwise specified, whenever we refer to the "ATS acquisition" or the "acquisition of ATS" we mean the acquisition of ATS's Texas and Nashville dealerships.

Transaction Structure

        We have agreed to pay a total of approximately $104.9 million for ATS's assets that we expect to acquire, subject to further purchase price adjustments.

        The completion of the ATS acquisition is subject to a number of conditions, including, our ability to secure financing sufficient to fund the ATS acquisition, our ability to obtain motor vehicle dealer licenses for the dealerships we are acquiring and the expiration or termination of the waiting period under the Hart-Scott Rodino Antitrust Improvement Act of 1976, as amended.

        The parties have the right to terminate the ATS acquisition if it is not completed by June 30, 2005. We may also terminate the transaction if we are unable to satisfy our financing requirements to fund the purchase price for the acquisition.

ATS Business Overview

        The ATS Peterbilt dealerships that we expect to acquire serve Dallas, Fort Worth, Abilene and Tyler, Texas and Nashville, Tennessee. The dealerships sell new and used heavy-duty trucks and offer substantially the same products and services as our Rush Truck Centers. Revenues for the ATS dealerships we expect to acquire were $199.8 million for the year ended December 31, 2003 and $247.6 million for the nine-month period ended September 30, 2004. Pretax income for the ATS dealerships we expect to acquire was $2.9 million for the year ended December 31, 2003 and $7.9 million for the nine-month period ended September 30, 2004. The dealerships we expect to acquire generated 82% of ATS's revenue and 82% of ATS's pretax income in the nine months ended September 30, 2004.

        New and Used Truck Sales.    ATS sells new Peterbilt heavy-duty trucks, new Peterbilt medium-duty trucks and used heavy-duty trucks manufactured by Peterbilt and other major truck suppliers. In 2003, new and used truck revenues at the ATS dealerships we expect to acquire accounted for $156.2 million, or 78.2%, of ATS's total revenues of the dealerships we expect to acquire.

        Parts and Service.    ATS is the sole authorized Peterbilt parts and accessories supplier in each of the geographic territories that it serves. It carries a full line of Peterbilt and other truck parts and accessories in inventory. ATS operates fully equipped service and body shop facilities at three of its dealerships we expect to acquire. In 2003, parts and service revenues, at the dealerships we expect to acquire, accounted for $39.6 million, or 19.8%, of ATS's total revenues of the dealerships we expect to acquire.

        Finance and Leasing.    ATS offers its clients third party financing through PACCAR Financial. It also leases Peterbilt trucks to third-party freight carriers at its Nashville dealership under the PacLease trade name. In 2003, revenues from finance and leasing, net, at the dealerships we expect to acquire, accounted for $4.0 million, or 2.0%, of ATS's total revenues of the dealerships we expect to acquire.

Critical Accounting Policies

        The Company's discussion and analysis of its financial condition and results of operations are based on the Company's consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles. The preparation of these consolidated financial statements requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates. The Company believes the following accounting policies, which are described in Note 2 of Notes to Consolidated Financial Statements, affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

Inventories

        Inventories are stated at the lower of cost or market value. Cost is determined by specific identification for new and used truck and construction equipment inventory and by the first-in, first-out method for tires, parts and accessories. An allowance is provided when it is anticipated that cost will exceed net realizable value.

Other Assets

        Other assets consist primarily of goodwill related to acquisitions and other intangible assets. As stated in Note 2, SFAS 142 provides that goodwill and other intangible assets that have indefinite useful lives will not be amortized, but instead must be tested at least annually for impairment, and intangible assets that have finite useful lives should continue to be amortized over their useful lives. SFAS 142 also provides specific guidance for testing goodwill and other nonamortized intangible assets for impairment. SFAS 142 requires management to make certain estimates and assumptions in order to allocate goodwill to reporting units and to determine the fair value of a reporting unit's net assets and liabilities, including, among other things, an assessment of market condition, projected cash flows, interest rates and growth rates, which could significantly impact the reported value of goodwill and other intangible assets. SFAS 142 requires, in lieu of amortization, an annual impairment review of goodwill. The Company performs its annual review during the fourth quarter of each year and, therefore, did not record an impairment charge related to goodwill during the third quarter of 2004. Furthermore, SFAS 142 exposes the Company to the possibility that changes in market conditions could result in significant impairment charges in the future, thus resulting in a potential increase in earnings volatility.

Revenue Recognition Policies

        Income on the sale of a unit (a vehicle or piece of construction equipment) is recognized when the Company and customer execute a purchase contract, delivery has occurred and there are no significant uncertainties related to financing or collectibility. Finance income related to the sale of a unit is recognized over the period of the respective finance contract, based on the effective interest rate method, if the finance contract is retained by the Company. During 2003 and 2004, no finance contracts were retained for any significant length of time by the Company but were generally sold to finance companies concurrent with the sale of the related unit. The majority of finance contracts are sold without recourse. The Company's liability related to finance contracts sold with recourse is generally limited to 5% to 20% of the outstanding amount of each note initiated on behalf of the finance company. Additionally, the Company recently instituted a finance program (the "full recourse program") that accepts 100% liability, with some restrictions, of the outstanding amount of each note initiated on behalf of the finance company. In order for a contract to be accepted into the full recourse program, the customer must meet strict credit requirements or maintain a significant equity position in the truck. Consequently, the Company expects contracts accepted under the full recourse program to remain a small portion of the Company's sold contracts. The Company arranges financing for customers through various financial institutions and receives a commission from the lender based upon the difference between the interest rates charged to customers and predetermined interest rates set by the financing institution.

        The Company also receives commissions from the sale of various insurance products and extended service contracts. Revenue is recognized by the Company upon the sale of such finance and insurance contracts to various finance and insurance companies, net of a provision for estimated repossession losses and interest charge backs. The Company is not the obligor under any of these contracts. In the case of finance contracts, a customer may prepay, or fail to pay, thereby terminating the contract. If the customer terminates a retail finance contract or insurance product prior to scheduled maturity, a portion of the fees associated with the termination may be charged back to the Company based on the relevant terms of the contracts. Such estimate of ultimate charge back exposure is based on the Company's historical charge back expense arising from similar contracts, including the impact of refinance and default rates on retail finance contracts and cancellation rates on other insurance products. The actual amount of historical charge backs has not been significantly different than the Company's estimates.

Results of Operations

        The following discussion and analysis includes the Company's historical results of operations for the three and nine months ended September 30, 2004 and 2003. The following table sets forth for the periods indicated certain financial data as a percentage of total revenues:

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
New and used truck sales	68.5%	63.1%	66.4%	59.7%
Parts and service	25.3	30.1	27.0	32.3
Construction equipment sales	2.8	2.7	3.0	3.5
Lease and rental	2.3	3.0	2.6	3.3
Finance and insurance	0.7	0.7	0.7	0.8
Other	0.4	0.4	0.3	0.4

Total revenues	100.0	100.0	100.0	100.0
Cost of products sold	83.2	81.4	82.8	80.2

Gross profit	16.8	18.6	17.2	19.8
Selling, general and administrative	12.3	14.5	13.4	16.0
Depreciation and amortization	0.8	1.0	0.9	1.2

Operating income	3.7	3.1	2.9	2.6
Interest expense, net	0.5	0.7	0.5	0.8
Gain on sale of assets	—	—	0.1	0.1

Income from continuing operations before income taxes	3.2	2.4	2.5	1.9
Provision for income taxes	1.3	1.0	1.0	0.7

Income from continuing operations	1.9	1.4	1.5	1.2
Gain (loss) from discontinued operations, net	(0.1)	—	0.0	(0.1)

Net Income	1.8%	1.4%	1.5%	1.1%

Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003

Revenues

        Revenues increased $74.1 million, or 33.3%, from $222.8 million in the third quarter of 2003 to $296.9 million in the third quarter of 2004. Sales of new and used trucks increased $62.8 million, or 44.7%, from $140.6 million in the third quarter of 2003 to $203.4 million in the third quarter of 2004.

        Unit sales of new Class 8 trucks increased 51.4%, from 1,021 units in the third quarter of 2003 to 1,546 units in the third quarter of 2004. The increase in Class 8 unit sales is being driven by the industry's need to replace aging equipment after three consecutive years of U.S. truck sales lagging behind the normal replacement cycle.    A.C.T. Research Co., LLC ("A.C.T. Research"), a heavy-duty truck industry data and forecasting services provider estimates that deliveries of Class 8 trucks in the U.S. will increase from 145,000 in 2003 to approximately 200,600 in 2004. In 2003, the Company retained a 2.5% share of the Class 8 truck sales market in the U.S. The Company expects to maintain this share in 2004, which would result in the sale of approximately 5,000 Class 8 trucks based on the number of U.S. deliveries estimated by truck and original equipment manufacturers. Industry expectations are for Class 8 unit deliveries to remain above 200,000 units through 2006 and then soften in 2007 to below 200,000 units due to future engine emission laws. These engine emission laws are expected to increase the cost and reduce the efficiency of engines beginning in 2007.

        Unit sales of new medium-duty trucks increased 72.2%, from 266 units in the third quarter of 2003 to 458 units in the third quarter of 2004. The Company has made a concerted effort to improve its medium-duty truck sales by adding experienced medium-duty sales personnel and introducing new medium-duty franchises in the Class 4 through 6 truck markets to complement its existing Peterbilt medium-duty line, which consists primarily of Class 7 trucks. Class 4 through 6 unit truck sales accounted for 57% of our total medium-duty truck sales in the third quarter of 2004 compared to 48% in the third quarter of 2003. The average sales price for Class 4 through 6 trucks during the third quarter of 2004 was $38,000 compared to an average sales price of $71,000 for the Peterbilt medium-duty model. New medium-duty truck sales revenue increased approximately $10.1 million in the third quarter of 2004 compared to the third quarter of 2003. In 2004, the Company expects to continue to add medium-duty franchises to certain dealerships and increase its medium-duty sales and market share compared to 2003.

        Unit sales of used trucks slightly decreased from 684 units in the third quarter of 2003 to 673 units in the third quarter of 2004. Used truck average revenue per unit increased by 8.3%. Historically, used truck demand is consistent with new truck demand. The Company expects used truck demand to remain high, however, our sales will depend on the availability of used trucks.

        Parts and service sales increased $8.2 million, or 12.2%, from $67.1 million in the third quarter of 2003 to $75.2 million in the third quarter of 2004. Same store parts and service sales, which exclude third quarter 2003 sales for Bossier City, Louisiana, increased approximately $9.8 million, or 15.0%, in the third quarter of 2004 compared to the third quarter of 2003. The increase in parts and service sales is due to a combination of business development, price increases for parts and labor, extension of our business hours and expansion of capacity by adding service bays and technicians to certain locations. This growth rate over the prior year's period is consistent with the Company's expectations for parts and service revenue growth for the remainder of 2004.

        Sales of new and used construction equipment increased $2.2 million, or 36.1%, from $6.1 million in the third quarter of 2003 to $8.3 million in the third quarter of 2004. Revenue generated from the sale of new construction equipment units increased approximately 39.9% in the third quarter of 2004 compared to the third quarter of 2003. Revenue generated from the sale of used construction equipment units increased approximately 14.2% in the third quarter of 2004 compared to the third quarter of 2003. John Deere's market share in the Houston area has decreased slightly from 17.3% in the third quarter of 2003 to 17.1% in the third quarter of 2004.

        Lease and rental revenues increased $0.3 million, or 4.6%, from $6.5 million in the third quarter of 2003 to $6.8 million in the third quarter of 2004. This increase is due to additional lease and rental units being placed in service and is consistent with the Company's expectations for lease and rental revenue for 2004.

        Finance and insurance revenues increased $0.2 million, or 12.5%, from $1.6 million in the third quarter of 2003 to $1.8 million in the third quarter of 2004. The Company expects finance and insurance revenues to continue to increase as demand for new and used trucks increases. Finance and insurance revenues have limited direct costs and, therefore, contribute a disproportionate share of operating profits.

Gross Profit

        Gross profit increased $8.5 million, or 20.6%, from $41.3 million in the third quarter of 2003 to $49.8 million in the third quarter of 2004. Gross profit as a percentage of sales decreased from 18.6% in the third quarter of 2003 to 16.8% in the third quarter of 2004. This decrease is primarily a result of a change in our product mix. Truck sales, a lower margin revenue item, increased as a percentage of total revenue from 63.1% in the third quarter of 2003 to 68.5% in the third quarter of 2004. Parts and service revenue, a higher margin revenue item, decreased as a percentage of total revenue from 30.1% in the third quarter of 2003 to 25.3% in the third quarter of 2004.

        Gross margins on Class 8 truck sales were up from 5.8% in the third quarter of 2003 to 6.2% in the third quarter of 2004. Given the increasing demand for Class 8 trucks coupled with the expected increase in purchases from owner operators that historically have rendered higher gross margins than fleet sales, the Company expects gross margins from Class 8 truck sales to continue to strengthen in the remainder of 2004 and to exceed those achieved in 2003.

        Gross margins on medium-duty truck sales slightly increased from 5.3% in the third quarter of 2003 to 5.5% in the third quarter of 2004. Gross margins on Class 4 through 6 truck models were approximately 3.8% in the third quarter of 2004 compared to a gross margin of 6.3% of the Peterbilt medium-duty model. Class 4 through 6 models accounted for 262 units in the third quarter of 2004 compared to 127 units in the third quarter of 2003. Sales of Class 4 through 6 models will continue to grow significantly as a percentage of total medium-duty sales. As a result, the Company expects the 2004 gross margins on medium-duty truck sales to approximate the 5.5% achieved during the third quarter of 2004.

        Gross margins on used truck sales increased from 5.5% in the third quarter of 2003 to 8.6% in the third quarter of 2004. The challenge for the remainder of 2004 is procuring quality used trucks at an acceptable price in a market where demand is exceeding supply. The Company believes it will be able to continue to achieve its 7% to 9% margins in the used truck sales market for the remainder of 2004.

        Gross margins from the Company's parts, service and body shop operations decreased from 37.6% in the third quarter of 2003 to 36.6% in the third quarter of 2004. There are various reasons for this decrease, including nonproprietary parts sales becoming a larger percentage of the Company's overall parts sales and competitive pricing pressures from providers of nonproprietary parts. Historically, gross margins on nonproprietary parts are approximately 40 to 50% lower than gross margins on proprietary parts. Additionally, the Company has increased preventative maintenance services that are provided at lower margins than traditional repair work, and has selectively provided discounted labor rates to garner additional sales both at our dealership locations and at off-site locations. Gross profit dollars for the parts, service and body shop departments increased from $25.2 million in the third quarter of 2003 to $27.5 million in the third quarter of 2004.

        Gross margins on new and used construction equipment sales increased from 11.1% in the third quarter of 2003 to 13.0% in the third quarter of 2004. The Company expects 2004 gross margins to remain in a range of 9.5% to 13.0%, depending on the product mix, and for overall gross profit growth to be directly correlated to sales growth.

        Gross profit generated from lease and rental sales increased from approximately 23.4% in the third quarter of 2003 to 26.9% in the third quarter of 2004. The increase in gross profit is primarily due to the Company's crane division experiencing lower than expected rental utilization in the third quarter of 2003 and higher than expected rental utilization in the third quarter of 2004. Gross margins from the crane division increased from approximately 18.5% in the third quarter of 2003 to 33.7% in the third quarter of 2004; while gross margins from truck lease and rental increased from 23.5% in the third quarter of 2003 to 25.5% in the third quarter of 2004. The Company's policy is to aggressively depreciate its lease and rental fleet. This policy results in the Company realizing small operating profits while the unit is in service and a corresponding larger gain on sale when the unit is sold at the end of the lease term. The Company expects to maintain gross margins of approximately 26.0% to 28.0% through the remainder of 2004 and for overall gross profit growth to be directly correlated to increases in lease and rental revenues.

        The increase in finance and insurance revenues, as described above, has limited direct costs and, therefore, contributes a disproportionate share of gross profit.

Selling, General and Administrative Expenses

        Selling, general and administrative ("SG&A") expenses increased $4.2 million, or 13.0%, from $32.3 million in the third quarter of 2003 to $36.5 million in the third quarter of 2004. The majority of the increase is related to increased expense related to facility expansion and increased commissions corresponding to the increase in sales and gross profit. SG&A expenses as a percentage of sales decreased from 14.5% in the third quarter of 2003 to 12.3% in the third quarter of 2004. SG&A expenses as a percentage of sales have historically ranged from 11.0% to 16.0%. The Company expects SG&A expenses as a percentage of sales to remain at the lower end of this range while the demand for trucks remains high. The Company's management continually monitors SG&A expenses.

Interest Expense

        Net interest expense remained flat at $1.5 million in the third quarter of 2003 and the third quarter of 2004.

Gain on Sale of Assets

        Gain on sale of assets was minimal during the third quarter of 2004 and the third quarter of 2003. The gain in 2004 is primarily related to the replacement of fixed assets used in the operation of the business.

Income from Continuing Operations before Income Taxes

        Income from continuing operations before income taxes increased $4.2 million, or 79.2%, from $5.3 million in the third quarter of 2003 to $9.5 million in the third quarter of 2004.

Income Taxes from Continuing Operations

        Income taxes from continuing operations increased $1.7 million, or 81.0%, from $2.1 million in the third quarter of 2003 to $3.8 million in the third quarter of 2004. The Company has provided for taxes at a 40% effective rate.

Gain (loss) from Discontinued Operations, net of Income Taxes

        Loss from discontinued operations, net of income taxes, increased from a loss of approximately $36,000 in the third quarter of 2003 to a loss of approximately $240,000 in the third quarter of 2004. The loss recorded during 2003 is equal to the net operating results of D & D. The loss recorded during the third quarter of 2004 includes a charge of $240,000, net of taxes, related to the valuation of the real estate in Hockley, Texas. The Company entered into contracts to sell the Hockley real estate for a net price of $4.1 million during the third quarter of 2004. The net book value of the land and building was $4.5 million prior to the valuation adjustment. The Company expects the real estate transaction to close in the fourth quarter of 2004. The Company expects to sell D & D by December 31, 2004.

Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003

Revenues

        Revenues increased $218.3 million, or 37.9%, from $575.7 million in the first nine months of 2003 to $794.0 million in the first nine months of 2004. Sales of new and used trucks increased $183.7 million, or 53.5%, from $343.5 million in the first nine months of 2003 to $527.2 million in the first nine months of 2004.

        Unit sales of new Class 8 trucks increased 58.7%, from 2,412 units in the first nine months of 2003 to 3,828 units in the first nine months of 2004. The increase in Class 8 unit sales is being driven by the industry's need to replace aging equipment after three consecutive years of U.S. truck sales lagging behind the normal replacement cycle. A.C.T. Research estimates that deliveries of Class 8 trucks in the U.S. will increase from 145,000 in 2003 to approximately 200,600 in 2004. In 2003, the Company retained a 2.5% share of the Class 8 truck sales market in the U.S. The Company expects to maintain this share in 2004, which would result in the sale of approximately 5,000 Class 8 trucks based on the number of U.S. deliveries estimated by truck and original equipment manufacturers. Industry expectations are for Class 8 unit deliveries to remain above 200,000 units through 2006 and then soften in 2007 to below 200,000 units due to future engine emission laws. These engine emission laws are expected to increase the cost and reduce the efficiency of engines beginning in 2007.

        Unit sales of new medium-duty trucks increased 93.9%, from 628 units in the first nine months of 2003 to 1,218 units in the first nine months of 2004. The Company has made a concerted effort to improve its medium-duty truck sales by adding experienced medium-duty sales personnel and introducing new medium-duty franchises in the Class 4 through 6 truck markets to complement its existing Peterbilt medium-duty line, which consists primarily of Class 7 trucks. Class 4 through 6 unit truck sales accounted for 57% of our total medium-duty truck sales in the first nine months of 2004 compared to 28% in the first nine months of 2003. The average sales price for Class 4 through 6 trucks during the first nine months of 2004 was $39,900 compared to an average sales price of $67,800 for the Peterbilt medium-duty model. The increase in sales of lower priced medium-duty trucks resulted in an 8.0% decrease in the average sales price for all medium-duty trucks in the first nine months of 2004 compared to the first nine months of 2003. However, new medium-duty truck sales revenue increased approximately $27.8 million in the first nine months of 2004 compared to the first nine months of 2003. In 2004, the Company expects to continue to add medium-duty franchises to certain dealerships and increase its medium-duty sales and market share compared to 2003.

        Unit sales of used trucks increased 17.0%, from 1,791 units in the first nine months of 2003 to 2,095 units in the first nine months of 2004. Used truck average revenue per unit increased by approximately 5.1%. Historically, used truck demand is consistent with new truck demand. The Company expects used truck demand to remain high, however, our sales will depend on the availability of used trucks.

        Parts and service sales increased $28.5 million, or 15.3%, from $186.1 million in the first nine months of 2003 to $214.6 million in the first nine months of 2004. Same store parts and service sales, which exclude the first nine months of 2003 sales for Bossier City, Louisiana, January 2004 for the Florida stores and January through March 2004 for the Mobile store, increased approximately $30.5 million, or 16.8%, in the first nine months of 2004 compared to the first nine months of 2003. The increase in parts and service sales is due to a combination of business development, price increases for parts and labor, extension of our business hours and expansion of capacity by adding service bays and technicians to certain locations. This growth rate over the prior year's period is consistent with the Company's expectations for parts and service revenue growth for the remainder of 2004.

        Sales of new and used construction equipment increased $3.4 million, or 16.7%, from $20.3 million in the first nine months of 2003 to $23.7 million in the first nine months of 2004. Revenue generated from the sale of new construction equipment units increased 20.0% in the first nine months of 2004 compared to the first nine months of 2003. Revenue generated from the sale of used construction equipment units decreased approximately 5.2% in the first nine months of 2004 compared to the first nine months of 2003. John Deere's market share in the Houston area has decreased slightly from 17.3% in the first nine months of 2003 to 17.1% in the first nine months of 2004.

        Lease and rental revenues increased $1.2 million, or 6.3%, from $19.0 million in the first nine months of 2003 to $20.2 million in the first nine months of 2004. This increase is due to additional lease and rental units being placed in service and is consistent with the Company's expectations for lease and rental revenue for 2004.

        Finance and insurance revenues increased $1.0 million, or 21.7%, from $4.6 million in the first nine months of 2003 to $5.6 million in the first nine months of 2004. The Company expects finance and insurance revenues to continue to increase as demand for new and used trucks increases. Finance and insurance revenues have limited direct costs and, therefore, contribute a disproportionate share of operating profits.

Gross Profit

        Gross profit increased $22.9 million, or 20.1%, from $113.7 million in the first nine months of 2003 to $136.6 million in the first nine months of 2004. Gross profit as a percentage of sales decreased from 19.8% in the first nine months of 2003 to 17.2% in the first nine months of 2004. This decrease is primarily a result of a change in our product mix. Truck sales, a lower margin revenue item, increased as a percentage of total revenue from 59.7% in the first nine months of 2003 to 66.4% in the first nine months of 2004. Parts and service revenue, a higher margin revenue item, decreased as a percentage of total revenue from 32.3% in the first nine months of 2003 to 27.0% in the first nine months of 2004.

        Gross margins on Class 8 truck sales, were down slightly from 6.4% in the first nine months of 2003 to 6.2% in the first nine months of 2004. Given the increasing demand for Class 8 trucks coupled with the expected increase in purchases from owner operators that historically have rendered higher gross margins than fleet sales, the Company expects gross margins from Class 8 truck sales to strengthen in the remainder of 2004 and to exceed those achieved in 2003.

        Gross margins, on medium-duty truck sales slightly increased from 5.0% in the first nine months of 2003 to 5.2% in the first nine months of 2004. Gross margins on Class 4 through 6 truck models were approximately 3.4% in the first nine months of 2004 compared to a gross margin of approximately 6.2% for the Peterbilt medium-duty model. Class 4 through 6 models accounted for 693 units in the first nine months of 2004 compared to 244 units in the first nine months of 2003. Sales of Class 4 through 6 models will continue to grow significantly as a percentage of total medium-duty sales.

        Gross margins on used truck sales increased from 6.7% in the first nine months of 2003 to 8.1% in the first nine months of 2004. The challenge for the remainder of 2004 is procuring quality used trucks at an acceptable price in a market where demand is exceeding supply. The Company believes it will be able to continue to achieve 7% to 9% margins in the used truck sales market for the remainder of 2004.

        Gross margins from the Company's parts, service and body shop operations decreased from 37.6% in the first nine months of 2003 to 36.4% in the first nine months of 2004. There are various reasons for this decrease, including nonproprietary parts sales becoming a larger percentage of the Company's overall parts sales and competitive pricing pressures from providers of nonproprietary parts. Historically, gross margins on nonproprietary parts are approximately 40 to 50% lower than gross margins on proprietary parts. Additionally, the Company has increased preventative maintenance services that are provided at lower margins than traditional repair work, and has selectively provided discounted labor rates to garner additional sales both at our dealership locations and at off-site locations. Gross profit dollars for the parts, service and body shop departments increased from $69.9 million in the first nine months of 2003 to $78.2 million in the first nine months of 2004.

        Gross margins on new and used construction equipment sales increased from 9.9% in the first nine months of 2003 to 12.0% in the first nine months of 2004. The Company expects 2004 gross margins to remain in a range of 9.5% to 13.0%, depending on the product mix, and for overall gross profit growth to be directly correlated to sales growth.

        Gross profit generated from lease and rental sales increased from approximately 24.5% in the first nine months of 2003 to 26.0% in the first nine months of 2004. The Company's policy is to aggressively depreciate its lease and rental fleet. This policy results in the Company realizing small operating profits while the unit is in service and a corresponding larger gain on sale when the unit is sold at the end of the lease term. The Company expects to maintain gross margins of approximately 26.0% to 28.0% through the remainder of 2004 and for overall gross profit growth to be directly correlated to increases in lease and rental revenues.

        The increase in finance and insurance revenues and other income, as described above, has limited direct costs and, therefore, contributes a disproportionate share of gross profit.

SG&A Expenses

        SG&A expenses increased $13.9 million, or 15.1%, from $92.2 million in the first nine months of 2003 to $106.1 million in the first nine months of 2004. The majority of the increase is related to increased expense related to facility expansion and increased commissions corresponding to the increase in sales and gross profit. SG&A expenses as a percentage of sales decreased from 16.0% in the first nine months of 2003 to 13.4% in the first nine months of 2004. SG&A expenses as a percentage of sales have historically ranged from 11.0% to 16.0%. The Company expects SG&A expenses as a percentage of sales to remain at the lower end of this range while the demand for trucks remains high. The Company's management continually monitors SG&A expenses.

Interest Expense

        Net interest expense decreased $0.1 million from $4.5 million in the first nine months of 2003 to $4.4 million in the first nine months of 2004.

Gain on Sale of Assets

        Gain on sale of assets increased $0.2 million, from $0.3 million in the first nine months of 2003 to $0.5 million in the first nine months of 2004. The gain in 2004 is primarily related to the replacement of fixed assets used in the operation of the business and the sale of real estate holdings.

Income from Continuing Operations Before Income Taxes

        Income from continuing operations before income taxes increased $9.2 million, or 86.0%, from $10.7 million in the first nine months of 2003 to $19.9 million in the first nine months of 2004.

Income Taxes from Continuing Operations

        Income taxes from continuing operations increased $3.6 million, or 83.7%, from $4.3 million in the first nine months of 2003 to $7.9 million in the first nine months of 2004. The Company has provided for taxes at a 40% effective rate.

Gain (loss) from Discontinued Operations, net of Income Taxes

        Loss from discontinued operations, net of income taxes, decreased from a loss of approximately $683,000 in the first nine months of 2003 to a loss of approximately $143,000 in the first nine months of 2004. The loss recorded during 2003 is equal to net operating results of D & D and included costs of $983,000 related to the liquidation of the Hockley store. The gain recorded during 2004 includes net operating results of D & D of approximately $97,000 and a charge of $240,000 related to the valuation of the Hockley, Texas real estate. The Company expects to sell D & D by December 31, 2004.

Liquidity and Capital Resources

        The Company's short-term cash needs are primarily for working capital, including inventory requirements, expansion of existing facilities and acquisitions of new facilities. These short-term cash needs have historically been financed with retention of profits and borrowings under credit facilities available to the Company. If demand for heavy-duty trucks remains strong through 2006, as predicted by the industry, the Company expects to experience net increases in cash and cash equivalents.

        At September 30, 2004, the Company had working capital of approximately $25.8 million, including $45.7 million in cash, $32.9 million in accounts receivable, $161.7 million in inventories, $8.9 million in assets held for sale, $1.2 million in prepaid expenses and other, and $2.8 million in deferred income taxes, offset by $136.6 million outstanding under floor plan notes payable, $21.7 million in current maturities of long-term debt, $17.7 million in advances outstanding under lines of credit, $17.1 million of trade accounts payable and $34.3 million in accrued expenses. The aggregate maximum borrowing limits under working capital lines of credit with its primary truck lender are approximately $13.5 million. Advances outstanding under this line of credit at September 30, 2004 were $13.5 million, leaving no funds available for future borrowings. The Company has four separate secured lines of credit that provide for an aggregate maximum borrowing of $18.6 million. Advances outstanding under these secured lines of credit in aggregate were $7.1 million, leaving $11.5 million available for future borrowings as of September 30, 2004.

        The Company has a commitment for construction of a new dealership for our Mobile, Alabama location. The total estimated cost of this dealership is $2.6 million. As of September 30, 2004, approximately $1.4 million has been paid for the construction of the dealership and purchase of the land. Construction is expected to be complete in the first quarter of 2005. The Company has no other material commitments for capital expenditures as of September 30, 2004. However, the Company will continue to purchase vehicles that are necessary to operate its lease and rental division. Furthermore, management will continue to authorize capital expenditures for new buildings and expansion of facilities based on market opportunities.

        For the first nine months of 2004, operating activities resulted in net cash used by operations of approximately $1.7 million. Cash provided by operations was primarily due to income from continuing operations of $11.9 million, coupled with the provision for depreciation and amortization of $11.9 million and an increase in accounts payable and accrued expenses of $6.3 million which was offset by increases in accounts receivable of $8.4 million and increases in inventories of $24.5 million. The increase in accounts receivable is directly related to the increase in and timing of truck sales.

        During the first nine months of 2004, the Company used $22.4 million in investing activities. This consisted primarily of purchases of property and equipment of $23.5 million and business acquisitions of $3.5 million offset by proceeds from the sale of property and equipment of $4.7 million. Approximately $6.2 million was used for the replacement of the corporate aircraft, $4.6 million was used for routine replacement of capital equipment, and $8.4 million was used for the purchase of leasing trucks. The remaining amount was used for purchasing dealership property and remodeling existing dealerships.

        Net cash provided by financing activities in the third quarter of 2004 amounted to $35.4 million. Net cash provided by financing activities was primarily due to proceeds from notes payable of $19.8 million, net draws of floor plan notes payable of $28.3 million and proceeds from the exercise of employee and director stock options of $8.0 million, offset by principal payments on notes payable of $20.6 million.

        Substantially all of the Company's truck purchases from PACCAR are made on terms requiring payment within 15 days or less from the date the trucks are shipped from the factory. The Company finances substantially all of the purchase price of its new truck inventory, and 75% of the loan value of its used truck inventory, under a floor plan arrangement with GMAC under which GMAC pays PACCAR directly with respect to new trucks. The Company makes monthly interest payments to GMAC on the amount financed, but is not required to commence loan principal repayments prior to the sale of new vehicles for a period of 12 months or for a period of three months for used vehicles. On September 30, 2004, the Company had approximately $127.8 million outstanding under its floor plan financing arrangement with GMAC. GMAC permits the Company to earn interest on overnight funds deposited by the Company with GMAC at the prime rate less 0.90%. The Company is permitted to earn interest on overnight funds of up to 10.0% of the amount borrowed under its floor plan financing arrangement with GMAC.

        Substantially all of the Company's new construction equipment purchases are financed by John Deere and Citicapital. The Company finances substantially all of the purchase price of its new equipment inventory under its floor plan facilities. The agreement with John Deere provides an interest free financing period after which time the amount financed is required to be paid in full. When construction equipment is sold prior to the expiration of the interest free period, the Company is required to repay the principal within approximately ten days of the sale. If the equipment financed by John Deere is not sold within the interest free period, it is transferred to the Citicapital floor plan arrangement. The Company makes principal payments for sold inventory to Citicapital on the 15th day of each month. Used and rental equipment is financed to a maximum book value under a floor plan arrangement with Citicapital. The Company makes monthly interest payments on the amount financed and is required to commence loan principal repayments on rental equipment as book value reduces. Principal payments for sold used equipment are made on the 15th day of each month following the sale. The loans are collateralized by a lien on the equipment. The Company's floor plan agreements limit the aggregate amount of borrowings based on the book value of new and used equipment units. As of September 30, 2004, the Company's floor plan arrangement with Citicapital permits the financing of up to $10.5 million in construction equipment. On September 30, 2004, the Company had $3.5 million outstanding under its floor plan financing arrangements with John Deere and $5.3 million outstanding under its floor plan financing arrangement with Citicapital.

Backlog

        On September 30, 2004, the Company's backlog of truck orders was approximately $330.0 million as compared to a backlog of truck orders of approximately $140.0 million on September 30, 2003. The

Company includes confirmed orders in its backlog. It currently takes between 60 days and six months for the Company to receive delivery from PACCAR once an order is placed. The Company sells approximately 70% of its new heavy-duty trucks by customer special order, with the remainder sold out of inventory. Orders from a number of the Company's major fleet customers are included in the Company's backlog as of September 30, 2004.

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

        Seasonal effects in the construction equipment business are primarily driven by the weather. Seasonal effects on construction equipment sales related to the seasonal purchasing patterns of any single customer type are mitigated by the Company's diverse customer base that includes contractors for both residential and commercial construction, utility companies, federal, state and local government agencies, and various petrochemical, industrial and material supply type businesses that require construction equipment in their daily operations.

Cyclicality

        The Company's business, as well as the entire retail heavy-duty truck industry, is dependent on a number of factors relating to general economic conditions, including fuel prices, interest rate fluctuations, economic recessions, government regulation and customer business cycles. In addition, unit sales of new trucks have historically been subject to substantial cyclical variation based on such general economic conditions. According to R.L. Polk, industry-wide domestic retail sales of Class 8 trucks resulted in approximately 145,000 new Class 8 truck registrations in 2003. A.C.T. Research, Inc., a heavy-duty truck industry data forecasting services provider, forecasts heavy-duty new truck sales to increase to approximately 200,000 units during 2004. The Company believes that its geographic expansion, concentration on high margin parts and service operations, and diversity of its customer base will reduce the overall impact to the Company resulting from general economic conditions and cyclical trends affecting the heavy-duty truck industry. However, the Company's operations will be affected by any general economic conditions or cyclical trends, either positive or negative, affecting the heavy-duty truck industry.

Environmental Standards and Other Governmental Regulations

        Our operations are subject to numerous federal, state and local laws and regulations, including laws and regulations designed to protect the environment and to regulate the discharge of materials into the environment.

        The Environmental Protection Agency ("EPA") has mandated that heavy-duty engine manufacturers meet new, stricter emissions guidelines for all engines built after January 1, 2007. Historically, the industry has experienced an accelerated demand for trucks in the months preceding the effective date of the change in EPA guidelines followed by a short-term decrease in demand in the months subsequent to the change. The Company does not expect the change in emission guidelines to have an effect on its 2004 results from operations. Industry expectations are for Class 8 unit deliveries to remain above 200,000 units through 2006 and then soften in 2007 to below 200,000 units due to future engine emission laws. These engine emission laws are expected to increase the cost and reduce the efficiency of engines beginning in 2007. As a result, fewer units are expected to be sold in 2007 than were sold in 2004, 2005 and 2006, respectively.

Termination of Dealership Agreements Upon a Change of Control

        A substantial percentage of our revenues are derived from sales of Peterbilt trucks and John Deere products. Therefore, our business is highly dependent on the PACCAR and John Deere dealership agreements, which authorize us to sell Peterbilt and John Deere products in our market areas. Our dealership agreements with PACCAR are terminable by PACCAR in the event the aggregate voting power of W. Marvin Rush and his family decreases below 30% with respect to the election of the Company's directors. The John Deere dealership agreement would similarly be terminable by John Deere if the aggregate voting power of Mr. Rush and his family were to decrease below 25%. As of September 30, 2004, Mr. Rush and his family owned 2,813,886 shares of Class A Common Stock including vested options and 2,813,886 shares of Class B Common Stock including vested options, or approximately 36.0% of the Company's outstanding voting power. If Mr. Rush and his family were to sell all 2,813,883 shares of their Class A Common Stock, they would retain 34.2% of the Company's outstanding voting power. The Company has no control over the transfer or disposition by Mr. Rush or by Mr. Rush's estate of his Class A Common Stock or Class B Common Stock. If Mr. Rush were to sell his Class B Common Stock or bequest his Class B Common Stock to nonfamily members or if Mr. Rush's estate were required to liquidate his shares of Class B Common Stock to pay estate taxes or otherwise, the change of control provisions of the dealership agreements described above would be triggered and could cause the Company to lose its critical right to sell Peterbilt and John Deere products. Any loss of rights under the Company's dealership agreements would have a severely adverse effect on the Company's results of operations.

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

        The Company is exposed to some market risk through interest rates related to its floor plan borrowing arrangements, variable rate debt and discount rates related to finance sales. Floor plan borrowings are based on the prime rate of interest and are used to meet working capital needs. As of September 30, 2004, the Company had floor plan borrowings of approximately $136.6 million. Assuming an increase in the prime rate of interest of 100 basis points, interest expense could increase by $1.36 million per year. The interest rate variability on all other debt would not have a material adverse effect on the Company's financial statements. The Company provides all customer financing opportunities to various finance providers. The Company receives all finance charges in excess of a negotiated discount rate from the finance providers within 55 days. The negotiated discount rate is variable, thus subject to interest rate fluctuations. This interest rate risk is mitigated by the Company's ability to pass discount rate increases to customers through higher financing rates.

ITEM 4. CONTROLS AND PROCEDURES

        In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2004 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

        There has been no change in our internal controls over financial reporting that occurred during the three months ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        Not Applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not Applicable

ITEM 5. OTHER INFORMATION

        Not Applicable

ITEM 6. EXHIBITS

  a)
  Exhibits

  2.1
  Asset Purchase Agreement, dated as of September 15, 2004 incorporated herein by reference to Exhibit 2.1 of the Company's Current Report of Form 8-K filed September 16, 2004.

  3.1
  Amended and Restated Articles of Incorporation of the Registrant (incorporated herein by reference to Exhibit 3.1 of the Company's Quarterly Report on Form 10-Q, for the quarter ended September 30, 2000).

  3.2
  Articles of Amendment to the Articles of Incorporation of the Registrant (incorporated herein by reference to Exhibit 3.1 of the Company's Registration Statement on Form 8-A filed July 9, 2002).

  3.3
  Bylaws of the Registrant, as amended (incorporated herein by reference to Exhibit 3.3 of the Company's Registration Statement on Form 8-A filed July 9, 2002).

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

RUSH ENTERPRISES, INC.
Date: October 29, 2004	By:	/s/ W. MARVIN RUSH Name: W. Marvin Rush Title: Chairman and Chief Executive Officer (Principal Executive Officer)
Date: October 29, 2004	By:	/s/ MARTIN A. NAEGELIN, JR. Name: Martin A. Naegelin, Jr. Title: Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

QuickLinks

RUSH ENTERPRISES, INC. AND SUBSIDIARIES INDEX
RUSH ENTERPRISES, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS SEPTEMBER 30, 2004 AND DECEMBER 31, 2003 (In Thousands, Except Shares and Per Share Amounts)
RUSH ENTERPRISES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (In Thousands, Except Per Share Amounts) (Unaudited)
RUSH ENTERPRISES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (In Thousands) (Unaudited)
RUSH ENTERPRISES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited )
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 4. CONTROLS AND PROCEDURES
PART II. OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
  ITEM 3. DEFAULTS UPON SENIOR SECURITIES
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  ITEM 5. OTHER INFORMATION
  ITEM 6. EXHIBITS
SIGNATURES