Form 10-K/A
period 2003-12-31
RUSH ENTERPRISES INC \TX\
filed 2004-11-16
CIK 1012019

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2003

Commission file number 0-20797

RUSH ENTERPRISES, INC.
(Exact name of registrant as specified in its charter)

Texas (State or other jurisdiction of incorporation or organization)	74-1733016 (I.R. S. Employer Identification No.)
555 IH 35 South, New Braunfels, TX (Address of principal executive offices)	78130 (Zip Code)

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

        The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2003 was $39,874,477 based upon the last sales price on June 30, 2003 on the NASDAQ National Market of $4.55 for the Company's Class A Common Stock and $4.82 for the Company's Class B Common Stock.

        The registrant had 7,055,726 shares of Class A Common Stock and 7,055,812 shares of Class B Common Stock outstanding on March 8, 2004.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of registrant's definitive proxy statement for the registrant's 2004 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission not later than April 30, 2004, are incorporated by reference into Part III of this Form 10-K.

EXPLANATORY NOTE

        The Company is filing this amendment to our Annual Report on Form 10-K for the year ended December 31, 2003 (the "Report"), originally filed with the Securities and Exchange Commission on March 30, 2004, in response to comments received from the Securities and Exchange Commission. The sole purpose of this Form 10-K/A is to include corrected certifications of the Chief Executive Officer and Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002 (the "Certifications") contained in the Report. The Certifications originally included in the Report filed March 30, 2004 inadvertently omitted the language "(the registrant's fourth fiscal quarter in the case of an annual report)" from paragraph 4(c).

2

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RUSH ENTERPRISES, INC.
By:	/s/ W. MARVIN RUSH W. Marvin Rush Chairman and Chief Executive Officer	Date: November 12, 2004

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated:

Signature	Capacity	Date

/s/ W. MARVIN RUSH W. Marvin Rush	Chairman and Chief Executive Officer, Director (Principal Executive Officer)	November 12, 2004
/s/ W. M. "RUSTY" RUSH W. M. "Rusty" Rush	President, Director	November 12, 2004
/s/ MARTIN A. NAEGELIN, JR. Martin A. Naegelin, Jr.	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	November 12, 2004
/s/ RONALD J. KRAUSE Ronald J. Krause	Director	November 12, 2004
/s/ JOHN D. ROCK John D. Rock	Director	November 12, 2004
/s/ HAROLD D. MARSHALL Harold D. Marshall	Director	November 12, 2004
/s/ THOMAS A. AKIN Thomas A. Akin	Director	November 12, 2004

3

QuickLinks

EXPLANATORY NOTE
SIGNATURES