Form 10-K
period 2004-12-31
RUSH ENTERPRISES INC \TX\
filed 2005-03-15
CIK 1012019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2004 was $194,503,827 based upon the last sales price on June 30, 2004 on The NASDAQ National Market® of $13.00 for the Company’s Class A Common Stock and $12.96 for the Company’s Class B Common Stock.

The registrant had 16,369,285 shares of Class A Common Stock and 7,564,972 shares of Class B Common Stock outstanding on March 14, 2005.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of registrant’s definitive proxy statement for the registrant’s 2005 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission not later than April 30, 2005, are incorporated by reference into Part III of this Form 10-K.

RUSH ENTERPRISES, INC.

Index to Form 10-K

Year ended December 31, 2004

Part I

Item 1	Business
Item 2	Properties
Item 3	Legal Proceedings
Item 4	Submission of Matters to a Vote of Security Holders

Part II

Item 5	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
Item 6	Selected Financial Data
Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A	Quantitative and Qualitative Disclosures about Market Risk
Item 8	Financial Statements and Supplementary Data
Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9A	Controls and Procedures
Item 9B	Other Information

Part III

Item 10	Directors and Executive Officers of the Registrant
Item 11	Executive Compensation
Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
Item 13	Certain Relationships and Related Transactions
Item 14	Principal Accountant Fees and Services

Part IV

Item 15	Exhibits and Financial Statement Schedules

NOTE REGARDING FORWARD LOOKING STATEMENTS

Certain statements contained in this Form 10-K, including, but not limited to, statements made in Item 1, “Business,” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are “forward-looking statements” within the meaning of the Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended. Specifically, all statements other than statements of historical fact included in this Form 10-K regarding the Company’s financial position, business strategy and plans and objectives of management of the Company for future operations are forward-looking statements. These forward-looking statements reflect the best judgments of the Company about the future events and trends based on the beliefs of the Company’s management as well as assumptions made by and information currently available to the Company’s management. When used in this report, the words “may,” “should,” “continue,” “plan,” “potential,” “anticipate,” “believe,” “estimate,” “expect” and “intend” and words or phrases of similar import, as they relate to the Company or its subsidiaries or Company management, are intended to identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions related to certain factors including, without limitation, future growth rates and margins for certain of our products and services, future demand for our products and services, competitive factors, general economic conditions, cyclicality, economic conditions in the new and used truck and equipment markets, customer relations, relationships with vendors, the interest rate environment, governmental regulation and supervision, seasonality, distribution networks, product introductions and acceptance, technological change, changes in industry practices, onetime events and other factors described herein and in the Company’s Registration Statement on Form S-3 (File No.
333-119131) and in the Company’s annual, quarterly and other reports filed with the Securities and Exchange Commission (collectively, “cautionary statements”). Although the Company believes that its expectations are reasonable, it can give no assurance that such expectations will prove to be correct. Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described in any forward-looking statements herein. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the applicable cautionary statements. The Company does not intend to update these forward-looking statements.

NOTE REGARDING INCORPORATION BY REFERENCE

The Securities and Exchange Commission (“SEC”) allows us to disclose important information to you by referring you to other documents we have filed with the SEC. The information we refer to is “incorporated by reference” into this Form 10-K. Please read that information.

PART I

Item 1.  Business

References herein to “the Company,” “Rush Enterprises,” “Rush,” “we,” “our” or “us” mean Rush Enterprises, Inc., a Texas corporation, its subsidiaries and Associated Acceptance, Inc., the insurance agency affiliated with the Company, unless the context requires otherwise.

Access to Company Information

Rush electronically files annual reports, quarterly reports, and special reports with the SEC. You may read and copy any of the materials that we have filed with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. You may obtain information about the Public Reference Room by calling the SEC at 1-800-SEC-0330. Our filings are also available to you on the SEC’s website at www.sec.gov.

Rush makes certain of its SEC filings available, free of charge, through its website, including its annual reports on Form
10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and all amendments to these reports. These filings are available as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. Rush’s website address is www.rushenterprises.com. The information contained on our website, or on other websites linked to our website, is not part of this document.

General

We are a full-service, integrated retailer of premium transportation and construction equipment and related services. The Company operates a Heavy-Duty Truck segment and a Construction Equipment segment (See Note 19 of Notes to Consolidated Financial Statements). Our Rush Truck Centers primarily sell heavy-duty trucks manufactured by Peterbilt Motors Company (“Peterbilt”), a division of PACCAR, Inc. (“PACCAR”). We sold approximately 22.3% of all the new Peterbilt Class 8 trucks registered in the United States in 2004. Some of our Rush Truck Centers sell medium-duty trucks manufactured by Peterbilt, GMC, Hino, UD (Nissan) or Isuzu. We are also a supplier of John Deere construction equipment through our Rush Equipment Center in Houston, Texas. Through our strategically located network of Rush Truck Centers and our Rush Equipment Center, we provide one-stop service for the needs of our customers, including retail sales of new and used transportation and construction equipment, aftermarket parts sales, service and repair facilities and financing, leasing and rental, and insurance services.

Our Rush Truck Centers are principally located in high traffic areas throughout the southern United States. Effective January 1, 2005, the Company acquired certain assets of American Truck Source, Inc. (“ATS”), including its Peterbilt truck dealerships in Dallas, Fort Worth, Abilene and Tyler, Texas and Nashville, Tennessee. Since commencing operations as a Peterbilt heavy-duty truck dealer over 39 years ago, we have grown to operate Rush Truck Centers at 44 locations in Alabama, Arizona, California, Colorado, Florida, New Mexico, Oklahoma, Tennessee and Texas.

Our Rush Equipment Center in Houston, Texas sells, leases and rents a full line of John Deere construction equipment for light to medium sized applications, as well as a variety of construction equipment trailers.

Additionally, we sell a complete line of property and casualty insurance, including collision and liability insurance on trucks, cargo insurance, and credit life insurance through our affiliate, Associated Acceptance, Inc.

We were founded and incorporated in 1965 in Texas. We currently conduct business through numerous subsidiaries, all of which are wholly owned, directly or indirectly, by us. Our principal offices are located at 555 IH 35 South, New Braunfels, Texas 78130.

Industry

We currently operate in the heavy-duty truck, medium-duty truck and construction equipment markets. There has historically been a high correlation in both of these markets between new product sales and the rate of change in U.S. industrial production and the U.S. gross domestic product.

Heavy-Duty Truck Market

The Company serves the entire U.S. retail heavy-duty truck market, which is affected by a number of factors relating to general economic conditions, including fuel prices, government regulation, interest rate fluctuations, economic recessions and customer business cycles. In addition, unit sales of new trucks have historically been subject to substantial cyclical variation based on such general economic conditions. According to data published by R.L. Polk, an industry research and publication firm, the overall domestic heavy-duty truck market decreased from approximately 253,000 new Class 8 unit sales in 1999 to approximately 145,000 new Class 8 unit sales in 2003. During 2004, R.L. Polk estimates sales of domestic heavy-duty Class 8 trucks increased to approximately 200,000 and sales of domestic heavy-duty Class 8 trucks are expected to increase to approximately 250,000 units during 2005 according to A.C.T. Research Co., LLC (“A.C.T. Research”), a heavy-duty truck industry data and forecasting services provider. Our primary product line is Peterbilt trucks, which, according to R.L. Polk, accounted for approximately 12.0% of all new heavy-duty truck registrations in 2004. Historically, Peterbilt’s market share in areas served by our dealerships has been significantly higher than its national average.  Our share of the U.S. Class 8 truck sales market was approximately 2.7% in 2004.

Typically, Class 8 trucks are assembled by manufacturers utilizing certain components manufactured by other companies, including engines, transmissions, axles, wheels and other components. As trucks and truck components have become increasingly complex, the ability to provide state-of-the-art service for a wide variety of truck equipment has become a competitive factor in the industry. The ability to provide such service requires a significant capital investment in diagnostic and other equipment, parts inventory and highly trained service personnel. Environmental Protection Agency (“EPA”) and U.S. Department of Transportation (“DOT”) regulatory guidelines for service processes, including body shop, paint work and waste disposal, require sophisticated operating and testing equipment to ensure compliance with environmental and safety standards. Additionally, we believe that more of our customers will lease or rent Class 8 trucks as fleets, particularly private fleets, and seek to establish full-service leases or rental contracts, which provide for turnkey service including parts, maintenance and, potentially, fuel, fuel tax reporting and other services. As a result, differentiation between truck dealers has become less dependent on pure price competition and is increasingly based on a dealer’s ability to offer a wide variety of services to their clients. Such services include: efficient, conveniently located and easily accessible truck service centers with an adequate supply of replacement parts; financing for truck purchases; leasing and rental programs; and the ability to accept multiple unit trade-ins related to large fleet purchases. We believe our one-stop center concept and the size and geographic diversity of our dealer network gives us a competitive advantage in providing these services.

The EPA mandated that heavy-duty engine manufacturers meet new, stricter emissions guidelines regarding nitrous oxides for all engines built subsequent to October 1, 2002. These new guidelines increased the price of new heavy-duty trucks by approximately $3,000 to $8,000 per unit and were expected to reduce the operating efficiency and life cycle of heavy-duty trucks. As a result, the Company experienced stronger than usual truck sales during the second half of 2002 as customers made purchases of trucks manufactured under the “old” emission laws. This accelerated demand in the second half of 2002 was followed by a short-term decrease in demand during the first half of 2003, which was followed by an increase in demand that has continued since the second half of 2003.

The EPA has placed additional guidelines, further restricting the emissions of nitrous oxides, for all engines built subsequent to January 1, 2007. As it did in 2002, the industry has historically experienced an accelerated demand for trucks in the months preceding the effective date of the change in EPA guidelines, followed by a short-term decrease in demand in the months subsequent to the change. The Company does not expect the 2007 change in emission guidelines to have an effect on its 2005 results from operations. The Company believes it is too early to determine how the future changes in emission guidelines will affect its results from operations subsequent to 2005.

The heavy-duty truck industry as a whole is expected to deliver approximately 250,000 new trucks in the United States during 2005, compared to approximately 200,000 new trucks in 2004, 145,000 new trucks in 2003 and 150,000 new trucks in 2002. The 2002 and 2003 new heavy-duty truck sales totals were the lowest heavy-duty truck sales totals in the last nine years.

Management believes the long-term growth prospects for the heavy-duty truck industry remain positive. Factors, which management believes favor the continued long-term growth in the heavy-duty truck industry, include the following:

•                  continued growth in demand for consumer and industrial goods, in part as a result of the Internet, which has fostered a desire by consumers to receive home delivery of a wider selection of packages;

•                  continued competitive pressures for “just in time” manufacturing processes where U.S. manufacturers are demanding faster, yet less costly, small shipment services;

•                  the rise of intermodal service which utilizes the inherent advantages of both highway and rail transportation to provide consumers with a consistent and low cost method to transport their goods; and

•                  the continued increase of cross-border truck traffic between Mexico and the United States as a result of NAFTA.

Medium-Duty Truck Market

Several of our Rush Truck Centers sell medium-duty trucks manufactured by Peterbilt, GMC, Hino, UD (Nissan) or Isuzu, and provide parts and service for medium-duty trucks. Medium-duty trucks are principally used in short-haul, local markets as delivery vehicles. Medium-duty trucks typically operate locally and generally do not venture out of their service areas overnight. The nature of the medium-duty truck market promotes the use of our service facilities during our evening shift, which is traditionally a slow period for heavy-duty truck service.

A.C.T. Research estimates that retail sales of Class 5 through 7 medium-duty trucks totaled approximately 255,000 units in 2004. We plan to expand our share of this market by adding new product lines, medium-duty dealership locations and sales personnel. For example, we recently began selling Hino medium-duty trucks at our new Dallas, Texas full-service medium-duty dealership.

Construction Equipment Market

Our Rush Equipment Center is an authorized John Deere construction equipment dealer, which sells equipment targeted towards light and medium construction applications. Our Rush Equipment Center serves Houston, Texas and the surrounding area. According to the data compiled by John Deere, approximately 2,200 units of construction equipment were put into use in our area of responsibility in 2004 compared to 1,678 in 2003. The construction equipment industry analysts expect approximately 2,350 units of new construction equipment to be sold in the Houston area during 2005. The Company’s market share in the Houston area was 16.7% in 2004 and 19.1% in 2003. Our Rush Equipment Center has the right to sell new John Deere construction equipment and parts within its assigned area of responsibility, which means competition within its market comes primarily from dealers of competing manufacturers and rental companies.

John Deere equipment users are a diverse group that includes residential and commercial construction businesses, independent rental companies, utility companies, government agencies, and various petrochemical, industrial and material supply businesses. Industry statistics suggest that a majority of all construction equipment is owned by a relatively small percentage of the customer base. Accordingly, John Deere and its dealer group, including the Rush Equipment Center, are aggressively developing more sophisticated ways to serve large fleet owners.

Market factors affecting the construction equipment industry include the following:

•                  levels of commercial, residential, and public construction activities;

•                  state and federal highway and road construction appropriations; and

•                  the consolidation and growth of the construction equipment rental business.

Our Business Strategy

Operating Strategy.  Our strategy is to operate an integrated dealer network that primarily markets Peterbilt heavy-duty trucks, medium-duty trucks from various manufacturers and John Deere construction equipment and provides complementary products and services. Our strategy includes the following key elements:

•                  One-Stop Centers. We have developed our truck and construction equipment dealerships as “one-stop centers” where, at one convenient location, our customers can do the following: purchase new or used trucks or construction equipment; finance, lease or rent trucks or construction equipment; purchase aftermarket parts and accessories; and have service performed by certified technicians. We believe that this full-service strategy also helps to mitigate cyclical economic fluctuations because the parts and service sales at our dealerships generally tend to be less volatile than our new and used truck and construction equipment sales.

•                  Branding Program. We employ a branding program for our dealerships through distinctive signage and uniform marketing programs to take advantage of our existing name recognition and to communicate the standardized high quality of our products and reliability of our services throughout our dealership network.

•                  Management by Dealership Units. Our dealership general managers measure and manage the business operations of each of our dealerships according to the specific business units operating at that location. At each of our dealerships, we operate one or more of the following business units: new sales, used sales, parts, service, body shop, leasing, rental or financial services. We believe that this system enhances the profitability of all aspects of a dealership and increases our overall operating margins. Operating goals for each business unit at each of our dealerships are established annually and managers are rewarded for performance accordingly.

•                  Integrated Management Information Systems. In order to efficiently operate separate business units within each dealership, we rely upon our management information systems to determine and monitor appropriate inventory levels and product mix at each Rush Truck Center. Each Rush Truck Center maintains a centralized real-time inventory tracking system that is accessible simultaneously by all locations. Our automated reordering system assists each Rush Truck Center in maintaining the proper inventory levels and typically permits inventory delivery to each location, or directly to customers, within 24 hours from the time the order is placed. In addition, by actively monitoring market conditions, assessing product and expansion strategies and remaining abreast of changes within the market, we are able to proactively address market-by-market changes by realigning and, if necessary, adding product lines and models.

Growth Strategy.  Through our expansion and acquisition initiatives, we have grown to operate a large, multistate, full-service network of heavy-duty truck dealerships. As described below, we intend to continue to grow our business internally and through acquisitions by expanding into new geographic areas, expanding our product offerings and capabilities and opening new one-stop truck and equipment centers in existing markets.

•                  Expansion Into New Geographic Areas. We plan to continue to expand our Rush Truck Center network and build a Rush Equipment Center network by acquiring additional dealerships in geographic areas contiguous to our current operations. We have successfully expanded our presence from our Texas base into a coast-to-coast network of Rush Truck Centers. We believe the geographic diversity of our Rush Truck Center network has significantly expanded our customer base while ameliorating the effects of local economic cycles. Geographic diversification supports the sale of trucks and parts by allowing us to allocate our inventory among the geographic regions we serve based on market demand within these regions.

•                  Expansion of Product Offerings and Capabilities. We intend to continue to expand our product lines within our Rush Truck Centers and our Rush Equipment Center by adding product categories that are both complementary to our Peterbilt and John Deere product lines and well suited to our operating model. For example, we expanded into the construction equipment industry based on a common customer base among our heavy-duty truck and construction equipment purchasers. We have also introduced trailer repair and maintenance services and the sale of truck-mounted cranes at certain Rush Truck Centers. Other recent product line expansions include the introduction of Hino and UD (Nissan) medium-duty truck franchises at some of our Rush Truck Centers.

We believe that there are many additional product and service offerings that would complement our primary product lines. We expect any product category expansion that we pursue to satisfy our requirements that:

•                  the products are of a premium brand;

•                  the products provide opportunities for incremental income through related servicing, aftermarket sales or financing; and

•                  Rush operating controls can be implemented to enhance the financial performance of the business.

•                  Open New Rush Truck and Equipment Centers in Existing Markets. We believe that there are opportunities to increase our share of the heavy-duty truck and construction equipment markets by introducing our one-stop centers to underserved markets within the southern United States. The introduction of additional one-stop centers would enable us to enhance revenues from our existing customer base as well as increase the awareness of the “Rush” brand name for new customers. We believe there would also be opportunities for cost savings by integrating the inventory management and operations of additional new locations with those in our existing network.

In identifying new areas for expansion, we analyze the target market’s level of new heavy-duty truck registrations and construction equipment purchases, customer buying and leasing trends and the existence of competing franchises. We also assess the potential performance of a parts and service center to determine whether a market is suitable for a Rush Truck Center. After a market has been strategically reviewed, we survey the region for a well-situated location. Whether we acquire existing dealerships or open a new Rush Truck Center, we will introduce our branding program and implement our integrated management system.

Management of Our Dealerships

We manage our dealerships as described below.

Rush Truck Centers

Our Rush Truck Centers are responsible for sales of new and used heavy-duty and medium-duty trucks, as well as related parts and services.

New Truck Sales.   New heavy-duty truck sales represent the largest portion of our business, accounting for approximately $544.2 million, or 49.7%, of our total revenues for 2004. Rush Truck Centers primarily sell new Class 8 heavy-duty Peterbilt trucks, which constitute more than 85% of all our new truck revenue. The average delivery time for custom-ordered Peterbilt trucks can vary between 30 days to six months depending on vehicle specifications and demand. We also sell Class 8 heavy-duty trucks manufactured by Volvo Trucks of North America, Inc. (“Volvo”) at our Tulsa Rush Truck Center. Our Rush Truck Centers that sell new and used Class 8 heavy-duty trucks also sell Class 6 and Class 7 medium-duty Peterbilt trucks, Peterbilt refuse chassis and cement mixer chassis. Certain Rush Truck Centers also sell medium-duty trucks manufactured by GMC, Hino, Isuzu or UD (Nissan). Medium-duty truck sales accounted for approximately $93.5 million, or 8.5%, of our total revenues for 2004. Our customers use heavy-duty and medium-duty trucks to haul a variety of materials, including general freight, petroleum, wood products, refuse and construction materials.

A majority of our new truck sales are to fleet customers (customers who purchase more than five trucks in any 12-month period). Because of the size of our Rush Truck Center network, our strong relationships with our fleet customers and our ability to handle large quantities of used truck trade-ins, we are able to successfully market and sell to fleet customers nationwide. We believe that we have a competitive advantage over most other dealers in that we can absorb multiunit trade-ins often associated with fleet sales of new trucks and effectively disperse the used trucks for resale throughout our dealership network. We believe that our attention to customer service and our broad range of trucking services, including our ability to offer truck financing and insurance to our customers, has resulted in a high level of customer loyalty.

Used Truck Sales.  Used truck sales accounted for approximately $96.9 million, or approximately 8.9%, of our total revenues for 2004. We primarily sell used Class 8 heavy-duty trucks manufactured by the leading truck manufacturers in the industry, including: Peterbilt; Kenworth Truck Co. (“Kenworth”), a division of PACCAR; Volvo; Freightliner Corporation, a subsidiary of Daimler Chrysler AG (“Freightliner”); Mack Trucks, Inc. (“Mack”) and Navistar International Corporation (“Navistar”). We believe that we are well positioned to market used heavy-duty trucks due to our ability to recondition used trucks for resale utilizing the parts and service departments of our Rush Truck Centers and our ability to move used trucks between Rush Truck Centers to satisfy customer demand. The majority of our used truck fleet consists of trucks taken as trade-ins from new truck customers, but some of our used truck fleet is purchased from third parties for resale.

Truck Parts and Service.  Truck-related parts and service revenues accounted for approximately $272.5 million, or approximately 24.9%, of our total revenues for 2004. We are the sole authorized Peterbilt parts and accessories supplier in each of the geographic territories served by our Rush Truck Centers. The parts business augments our sales and service functions and is a source of recurring revenue. Each Rush Truck Center carries a wide variety of Peterbilt and other truck parts in its inventory, with more than 5,000 items from over 50 suppliers at most locations. Rush Truck Centers offer “menu” pricing of service and body shop functions and expedited service at a premium price for certain routine repair and maintenance functions. We also have field service trucks and technicians who are capable of making on-site repairs at our customers’ locations.

Our Rush Truck Centers also feature various combinations of fully equipped service and body shop facilities, the combination and configuration of which varies by location, capable of handling a broad range of truck repairs on most makes and classes of trucks. Each Rush Truck Center is a Peterbilt designated warranty service center and most are also authorized service centers for other manufacturers, including the following: Caterpillar, Inc. (“Caterpillar”); Cummins Engine, Inc. (“Cummins”); Eaton Corporation; and Rockwell International Corporation. We have more than 700 service and body shop bays, including 20 paint booths, throughout our Rush Truck Center network.

We perform both warranty and nonwarranty service work. The cost of warranty work is reimbursed by the manufacturer at retail consumer rates. A majority of the service technicians at our Rush Truck Centers have been certified by various truck or component manufacturers.

Truck Leasing and Rental.   Truck leasing and rental revenues accounted for approximately $27.0 million, or 2.5%, of our total revenues for 2004. We engage in full-service Peterbilt truck leasing under the “PacLease” trade name at 14 of our Rush Truck Centers and are the largest PacLease dealer in the United States. Leasing and rental customers contribute to additional parts sales and service work at Rush Truck Centers because all of our leases require all service and maintenance for the leased trucks to be performed at our facilities (or at facilities outside our service area, as we direct). Rented trucks are also generally serviced at our facilities. We have increased our lease and rental fleet from less than 100 trucks in 1993 to 1,427 trucks as of December 31, 2004. As of December 31, 2004, we owned approximately 59% of our lease and rental fleet, and leased the remaining trucks in our fleet directly from PACCAR Financial Corporation

(“PACCAR Financial”). Currently, the average age of the trucks in our lease and rental fleet is approximately 41 months. Generally, we hold trucks in our lease and rental fleet for approximately five years and then sell them to the public through the used sales operations at our Rush Truck Centers. Historically, we have realized gains on the sale of former lease trucks in excess of the cost of the purchase option contained in our leases with PACCAR Financial or the book value of trucks owned by the Company.

Rush Equipment Center

Our Rush Equipment Center in Houston, Texas is responsible for sales of new and used construction equipment and related parts and service.

New Construction Equipment Sales.   New construction equipment sales accounted for approximately $28.9 million, or 2.6%, of our total revenues for 2004. Our Rush Equipment Center carries a complete line of John Deere construction equipment. A new piece of John Deere construction equipment typically ranges in price from $50,000 for a backhoe to $500,000 for an excavator. We carry a full line of complementary construction equipment manufactured by other suppliers to augment our John Deere product line. We sell construction equipment to a diverse customer base including residential and commercial construction businesses, utility companies, government agencies, and various petrochemical, industrial and material supply businesses.

We believe that John Deere’s reputation for manufacturing high quality construction equipment attracts new and repeat customers who value lower maintenance and repair costs and a higher residual value at trade-in. We attempt to increase this brand loyalty with an operating strategy that is similar to the operating strategy used by our Rush Truck Centers and focuses on providing fast, reliable service. We believe that our operating strategy will enable us to both increase our customer base and generate repeat business for all product offerings.

Used Construction Equipment Sales.   Used construction equipment sales accounted for approximately $3.4 million, or 0.3%, of our total revenues for 2004. We sell used construction equipment manufactured by several of the leading manufacturers, including John Deere, Case Corporation (“Case”), Caterpillar, and Komatsu, Ltd. (“Komatsu”). Our used construction equipment inventory is derived from trade-ins from our construction equipment customers and purchases from third parties.

Construction Equipment Parts and Service.   Construction equipment-related parts and service revenues accounted for approximately $12.7 million, or 1.2%, of our total revenues for 2004. Our Rush Equipment Center carries a wide variety of John Deere and other parts in its inventory, which consists of over 10,000 items from more than 15 suppliers. We are the sole authorized John Deere construction equipment parts and accessories supplier in the Houston, Texas area. We maintain a fully equipped service operation capable of handling repairs on John Deere construction equipment and most other brands of construction equipment at our Rush Equipment Center. We enhance our service presence with field service trucks and technicians who are capable of making on-site repairs at our customers’ locations.

Construction Equipment Rental.   Construction equipment rental revenues accounted for approximately $0.2 million, or 0.01%, of our total revenues for 2004. Currently, we only offer our customers short-term rentals in order to allow them to effectively manage their business operations and assets by obtaining construction equipment on an as-needed basis. Consequently, we do not have a dedicated rental fleet.

Financial and Insurance Services

We sell a complete line of property and casualty insurance to our customers as well as to the general trucking public. Our agency is licensed to sell truck liability, general liability, collision and comprehensive, workers’ compensation, cargo, credit life and health and occupational accident insurance coverage throughout our operating territory. We serve as sales representatives for a number of leading insurance companies including the Great American Insurance Companies, Hartford Insurance Group and American General Financial Group. Our renewal rate during 2004 was 68%.

At our Rush Truck Centers and our Rush Equipment Center we have personnel responsible for arranging third-party financing and insurance for both our heavy-duty truck and construction equipment product offerings. The sale of financial and insurance products accounted for approximately $7.9 million, or 0.7%, of our total revenue for 2004. Finance and insurance revenues have limited direct costs and, therefore, contribute a disproportionate share of our operating profits.

New and Used Truck Financing.   Primarily through Citicapital and PACCAR Financial, we arranged customer financing of approximately $239.7 million in 2004, an increase of 62.6% from approximately $147.4 million in 2003. Generally, truck finance contracts are memorialized through the use of installment contracts, which are secured by the trucks financed, and generally require a down payment of 10% to 30% of the value of the financed truck, with the remaining balance financed over a two to five-year period. The majority of finance contracts are sold without recourse to the Company. The Company’s recourse liability related to finance contracts sold with recourse to the Company ranges from 5% to 100% of the outstanding amount of each note initiated on behalf of the finance company (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies”). The Company provides for an allowance for repossession losses and early repayment penalties.

New and Used Construction Equipment Financing.  Through The CIT Group, Citicapital, John Deere Credit and others, we arranged customer financing for approximately $20.2 million in 2004, an increase of 14.1% from approximately $17.7 million in 2003. Generally, construction equipment finance contracts are memorialized through the use of installment or lease contracts, which are secured by the construction equipment financed, and generally require a down payment of 0% to 10% of the value of the financed piece of construction equipment, with the remaining balance being financed over a three to five-year period. All finance contracts for construction equipment are assigned without recourse.

Sales and Marketing

Our established expansion and acquisition strategy and long history of operations in the heavy-duty truck business have resulted in a strong customer base that is diverse in terms of geography, industry and scale of operations. Rush Truck Centers’ customers include owner operators, regional and national truck fleets, corporations and local governments. During 2004, no single customer of our Rush Truck Centers accounted for more than 10% of our total truck sales by dollar volume. Our Rush Equipment Centers’ customer base is similarly diverse and, during 2004, no single Rush Equipment Center customer accounted for more than 10% of our total construction equipment sales by dollar volume. We generally promote our products and related services through direct customer contact by our sales personnel, advertisements in trade magazines and attendance at industry shows.

We believe that the consistently reliable service received by our customers, our longevity and our geographic diversity have resulted in increased market recognition of the “Rush” brand name and have served to reinforce customer loyalty. During 2004, the majority of our truck sales were to repeat customers. In an effort to enhance our name recognition and to communicate the standardized high level of quality products and services provided at our Rush Truck Centers and our Rush Equipment Center, we implement our “Rush” brand name concept at each of our dealerships. Each of our dealerships is identified as either a Rush Truck Center or Rush Equipment Center. In the Houston, Texas area, we are making a concerted effort to target our products and services to existing truck customers that are also involved in the construction business.

Facility Management

Personnel.  Each Rush Truck Center and the Rush Equipment Center is managed by a general manager who oversees the operations, personnel and the financial performance of the location, subject to the direction of our corporate office. Additionally, each Rush Truck Center is typically staffed by a sales manager, parts manager, service manager, sales representatives, parts employees, and other service and makeready employees. The sales staff of each Rush Truck Center and the Rush Equipment Center is compensated on a salary plus commission basis, with a high percentage of their compensation consisting of commission, while the general manager, parts manager and service manager receive a combination of salary and performance bonus, with a high percentage of their compensation consisting of the performance bonus. We believe that our employees are among the highest paid in their respective industries.

General managers annually prepare detailed monthly forecasts and monthly profit and loss statements based upon historical information and projected trends. A portion of each general manager’s performance bonus is based upon whether they meet or exceed their operating plans. During the year, general managers regularly review their facility’s progress with senior management and make appropriate adjustments as needed. Most of our employees receive annual performance evaluations.

We have been successful in retaining our senior management, general managers and other employees. To promote communication and efficiency in operating standards, general managers and members of senior management attend several company-wide strategy sessions per year. In addition, management personnel attend various industry-sponsored leadership and management seminars and receive continuing education on Peterbilt products or John Deere products, marketing strategies and management information systems.

Members of senior management regularly travel to each location to provide on-site management and support. Each location is audited regularly for administrative record-keeping, human resources and environmental compliance matters. The Company has instituted succession planning pursuant to which employees in each Rush Truck Center and the Rush Equipment Center are groomed as assistant managers to assume management responsibilities in existing and future dealerships.

Purchasing and Suppliers.  We believe that pricing is an important element of our marketing strategy. Because of our size, our Rush Truck Centers benefit from volume purchases at favorable prices that permit them to achieve a competitive pricing position in the industry. We purchase our Peterbilt heavy-duty truck inventory and Peterbilt parts and accessories directly from PACCAR. All other manufacturers’ parts and accessories, including those of Cummins, Caterpillar and others, are purchased through wholesale vendors or from PACCAR, who buys such products in bulk for resale to us and other Peterbilt dealers. All purchasing, volume and pricing levels and commitments are negotiated by personnel at our corporate headquarters. We have been able to negotiate favorable pricing levels and terms, which enables us to offer competitive prices for our products. We purchase all of our John Deere construction equipment inventory and John Deere parts directly from John Deere.

Management Information Systems.  Each Rush Truck Center and the Rush Equipment Center maintains a centralized real-time inventory tracking system which is accessible simultaneously by all locations and by our corporate office. We utilize our management information systems to monitor the inventory level at each of our dealerships. From information assimilated from management information systems, management has developed a model reflecting historic sales levels of different product lines. This model enables management to identify the appropriate level and combination of inventory and forms the basis of our operating plan. Our management information systems and databases are also used to monitor market conditions and sales information and assess product and expansion strategies.

Information received from state and regulatory agencies, manufacturers, industry analysts and industry contacts allows us to determine market share statistics and gross volume sales numbers for our products as well as those of competitors. This information impacts ongoing operations because management remains aware of changes within the markets we service and is able to react accordingly by realigning product lines and by adding new product lines and models.

Distribution and Inventory Management.  We utilize a real-time inventory management tracking system to maintain a close link between each Rush Truck Center. This link allows for timely and cost-effective sharing of managerial and sales information as well as the prompt transfer of inventory among various locations. The transfer of inventory reduces delays in delivery, helps maximize inventory turns and assists in controlling problems created by overstock and understock situations. We are linked directly to our major suppliers, including PACCAR, GMC, and John Deere, via real-time communication links for purposes of ordering and inventory management. These automated reordering and communication systems allow us to maintain proper inventory levels and permit us to have inventory delivered to our locations, or directly to customers, typically within 24 hours of an order being placed.

Recent Acquisitions and Dispositions

Effective January 1, 2005, we acquired certain assets of ATS, including its Peterbilt truck dealerships in Dallas, Fort Worth, Abilene and Tyler, Texas and Nashville, Tennessee, for a total purchase price of $131.2 million. The acquisition provides us with the right to sell Peterbilt trucks and parts in these locations. The acquisition expands our presence in the southern United States and results in the Company operating Rush Truck Centers at 44 locations in nine states.

In November 2002, we decided to discontinue our retail segment, which operated three D&D Farm and Ranch Supermarket (“D&D”) retail stores in Denton, Hockley and Seguin, Texas because it did not fit into our long-term plans of growing our core truck and construction equipment businesses. The Denton store was closed in December 2002; the Hockley store began liquidating inventory during November 2002 and completed the liquidation in March 2003. The Company sold the Seguin store and the Hockley real estate in the fourth quarter of 2004.

In November 2003, we sold certain assets of our wholly owned subsidiary, Rush Truck Centers of Louisiana, Inc. The transaction was valued at approximately $5.5 million and paid in cash. We recognized a gain on sale of assets of approximately $1.6 million in the fourth quarter of 2003.

In April 2003, we purchased substantially all of the assets of Peterbilt of Mobile, Inc., which consisted of a Peterbilt dealership in Mobile, Alabama. Peterbilt of Mobile, Inc.’s primary line of business is the sale of new Peterbilt Class 8 trucks, used heavy-duty trucks, parts and service. The transaction was valued at approximately $1.4 million, with the purchase price paid in cash.

In February 2003, we acquired the common stock of Orange County Truck and Trailers, Inc., a Peterbilt dealer in central Florida. The acquisition provided Rush with the right to sell Peterbilt trucks and parts in central Florida from locations in Orlando, Haines City, and Tampa, Florida. The transaction was valued at approximately $5.4 million, with the purchase price paid in cash.

In November 2002, we decided to sell our Michigan John Deere construction equipment stores as a result of continuing deterioration in the Michigan construction equipment market and the location of the stores in relation to our other operations and plans for future expansion. The sale of the Michigan construction equipment stores was substantially complete at December 31, 2002.

Competition

There is, and will continue to be, significant competition both within our current markets and in the new markets we may enter. We anticipate that competition between us and other dealers will continue to increase in our current markets and on a national level based on the following:

•                  the accessibility of dealership locations;

•                  the number of dealership locations;

•                  price, value, quality and design of the products sold; and

•                  attention to customer service (including technical service).

Our new truck products compete with trucks made by other manufacturers and sold through competing independent and factory-owned truck dealerships, including trucks manufactured by Navistar, Mack, Freightliner, Kenworth, Volvo, Ford Motor Company, Western Star Truck Holdings, Ltd., and other manufacturers. Kenworth heavy-duty trucks are also manufactured by PACCAR, Peterbilt’s parent company, but are distributed through a different network of competing dealers. Our construction equipment products compete with construction equipment manufactured by Case, Caterpillar, Komatsu and other manufacturers. We believe that our dealerships are able to compete with manufacturer-dealers, independent dealers and wholesalers, rental service companies and industrial auctioneers in distributing our products on the basis of: overall product quality and reputation; “Rush” brand name recognition and reputation for reliability; and our ability to provide comprehensive full parts and service support, as well as financing, insurance and other customer services.

Dealership Agreements

                Peterbilt.  We have entered into nonexclusive dealership agreements with Peterbilt which authorize us to act as a dealer of Peterbilt heavy-duty trucks. Our areas of responsibility currently encompass in the states of Alabama, Arizona, California, Colorado, Florida, New Mexico, Oklahoma, Tennessee and Texas. These dealership agreements have current terms expiring between December 2005 and January 2008 and impose certain operational obligations and financial requirements upon us and our dealerships. These agreements are terminable by Peterbilt upon a change of control of the Company, as such term is described in each agreement, and grant Peterbilt rights of first refusal under certain circumstances relating to any sale or transfer of our dealership locations or if certain Rush family members desire to sell more than 100,000 shares of our voting common stock within a 12-month period to anyone other than family members or certain other specified persons. Any termination or nonrenewal of these dealership agreements by Peterbilt must follow certain guidelines established by both state and federal legislation designed to protect dealers such as us from arbitrary termination or nonrenewal of franchise agreements. The Automobile Dealers Day in Court Act and other similar state laws provide that the termination or nonrenewal of a dealership agreement must be done in “good faith” and upon a showing of “good cause”

by the manufacturer for such termination or nonrenewal, as such terms have been defined by statute and interpreted in case law.

John Deere.  We have entered into a nonexclusive dealership agreement with John Deere which authorizes us to act as a dealer of John Deere construction, utility and forestry equipment. This John Deere dealership agreement has no specified term or duration. Our current area of responsibility for the sale of John Deere construction equipment is the greater Houston, Texas metropolitan area. The John Deere dealership agreement imposes operational obligations and financial requirements of the Company. Like the dealership agreements with Peterbilt, the dealership agreement with John Deere is terminable upon a change of control of the Company, grants limited rights of first refusal and imposes certain financial requirements upon us and our dealership.

Other Truck Suppliers.  In addition to our truck dealership agreements with Peterbilt, we are also an authorized dealer of Volvo trucks at our Rush Truck Center in Tulsa, Oklahoma, and have nonexclusive dealership agreements with GMC for the sale of GMC medium-duty trucks at our Rush Truck Centers in San Antonio, Houston, Austin and El Paso, Texas; Oklahoma City and Tulsa, Oklahoma; San Diego, California; and Phoenix and Tucson, Arizona. The Company has dealership agreements with UD (Nissan) for the sale of medium-duty trucks at our Rush Truck Centers in Fontana and Sylmar, California; Austin, Texas; and Winter Garden, Florida. We have a dealership service agreement with UD (Nissan) for the service of medium-duty trucks at our Pico Rivera, California Rush Truck Center. We have a dealership agreement with Isuzu for the sale of medium-duty trucks at our Rush Truck Center in Austin, Texas. In addition, we have a dealership agreement with Hino for the sale of Hino medium-duty trucks at our Rush Truck Centers in San Antonio, Pharr, Houston, Austin and Dallas, Texas; Oklahoma City and Tulsa, Oklahoma; Phoenix and Tucson, Arizona; and San Diego, California. Sales of non-Peterbilt medium-duty trucks accounted for less than 3.6% of our total revenues for 2004. These dealership agreements have current terms expiring between May 2005 and March 2007. These dealership agreements impose operating requirements upon us and require consent from the affected supplier for sale or transfer of such dealership agreement.

Other Construction Equipment Suppliers.  In addition to John Deere, we are an authorized dealer for suppliers of other construction equipment. The terms of such arrangements vary, but most of these dealership agreements contain termination provisions allowing the supplier to terminate the agreement after a specified notice period (usually 180 days).

Floor Plan Financing

Trucks.  We finance substantially all of our new truck inventory and 75% of the loan value of our used truck inventory under a floor plan arrangement with GMAC. As of December 31, 2004, we had approximately $159.8 million outstanding under our GMAC floor plan arrangement. Our GMAC floor plan facility has no expiration date and generally is renegotiated annually. The current interest rate is the prime rate less 65 basis points.

Construction Equipment.  We finance substantially all of our new construction equipment inventory under floor plan facilities with John Deere and Citicapital, a division of Citigroup. Our John Deere facility has no set expiration date and its interest rate is the prime rate plus 1.5%. Our Citicapital facility expires December 20, 2005 and the current interest rate is the 30-day LIBOR rate plus 3.0%. As of December 31, 2004, we had $1.6 million outstanding under the floor plan arrangement with John Deere and $6.6 million outstanding under the floor plan arrangement with Citicapital.

Product Warranties

Both Peterbilt and John Deere provide the retail purchasers of their products with a limited warranty against defects in materials and workmanship, excluding certain specified components which are separately warranted by the suppliers of such components. We do not undertake to provide any warranty to our customers.

We generally sell our used trucks and construction equipment “as is” and without manufacturer’s warranty, although manufacturers sometimes will provide a limited warranty on their used products if such products have been properly reconditioned prior to resale or if the manufacturer’s warranty on such product is transferable and has not yet expired. We do not undertake to provide any warranty to our used truck or used construction equipment customers.

Trademarks

The Peterbilt, John Deere, Volvo, GMC, Hino, Isuzu and UD (Nissan) trademarks and trade names, which are used in connection with our marketing and sales efforts, are subject to limited licenses included in the dealership agreements that we have with each of the respective manufacturers. The licenses are for the same periods as our dealership agreements. These trademarks and trade names are recognized internationally and are important in the marketing of our products. Each licensor engages in a continuous program of trademark and trade name protection in its marketing areas. We hold a registered trademark from the U.S. Patent and Trademark Office for the name “Rush.”

Employees

On December 31, 2004, we had 1,924 employees. We have no contracts or collective bargaining agreements with labor unions and have never experienced work stoppages. We consider our relations with our employees to be good.

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

Seasonal effects in the construction equipment business are primarily driven by the weather. Seasonal effects on construction equipment sales related to the seasonal purchasing patterns of any single customer type are mitigated by the Company’s diverse customer base that includes contractors for residential and commercial construction, utility companies, federal, state and local government agencies, and various petrochemical, industrial and material supply type businesses that require construction equipment in their daily operations.

Backlog

On December 31, 2004, the Company’s backlog of truck orders was approximately $324.0 million as compared to a backlog of truck orders of approximately $150.0 million on December 31, 2003. The Company includes in its backlog only confirmed orders. It currently takes between 60 days and six months for the Company to receive delivery from Peterbilt once an order is placed depending on vehicle specifications and demand. The Company sells the majority of its new heavy-duty trucks by customer special order, with the remainder sold out of inventory. Orders from a number of the Company’s major fleet customers are included in the Company’s backlog as of December 31, 2004.

Environmental Standards and Other Governmental Regulations

Our operations are subject to numerous federal, state and local laws and regulations, including laws and regulations designed to protect the environment by regulating the discharge of materials into the environment. The EPA mandated that heavy-duty engine manufacturers meet new, stricter emissions guidelines regarding nitrous oxides for all engines built subsequent to October 1, 2002 and the EPA has placed additional guidelines, further restricting the emissions of nitrous oxides for all engines built subsequent to January 1, 2007. In 2002, the industry experienced an accelerated demand for trucks, as it historically has in the months preceding the effective date of a change in EPA engine emission guidelines; this was followed by a short-term decrease in demand in the months subsequent to the change. The Company does not expect the 2007 change in emission guidelines to have an affect on its 2005 results from operations. The Company believes it is too early to accurately determine how the future changes in emission guidelines will affect its results from operations subsequent to 2005.

Termination of Dealership Agreements Upon a Change of Control

A substantial percentage of our revenues is derived from sales of Peterbilt trucks and John Deere construction equipment products. Therefore, our business is highly dependent on our dealership agreements with Peterbilt and John Deere, which authorize us to sell Peterbilt and John Deere products in our market areas. Our dealership agreements with Peterbilt are terminable by Peterbilt in the event the aggregate voting power of Mr. W. Marvin Rush (“Mr. Rush”) and his family decreases below 30% with respect to the election of directors. The John Deere dealership agreement would similarly be terminable by John Deere if the aggregate voting power of Mr. Rush and his family were to decrease below 25%. As of December 31, 2004, Mr. Rush and his family owned 9,524 shares of the Company’s Class A Common Stock, $.01 par value per share (the “Class A Common Stock”), and 2,759,524 shares of the Company’s Class B Common Stock, $.01 par value per share (the “Class B Common Stock”), or approximately 33.0% of the Company’s outstanding voting power. The Company has no control over the transfer or disposition of the shares of the Company’s common stock by Mr. Rush or by Mr. Rush’s estate. If Mr. Rush were to sell his Class B Common Stock, bequest his Class B Common Stock to nonfamily members or if Mr. Rush’s estate were required to liquidate his Class B Common Stock to pay estate taxes or otherwise, the change of control provisions of the dealership agreements described above could be triggered and cause the Company to lose its critical right to sell Peterbilt and John Deere products. Any loss of rights under its dealership agreements would have a severely adverse effect on the Company’s results of operations.

Item 2.  Properties

A Rush Truck Center or Rush Equipment Center may be comprised of one or more locations, generally in close proximity, in the same metropolitan area. The following is a list of our Rush Truck Center and Rush Equipment Center locations as of December 31, 2004:

Property	Location	Owned or Leased	Date Acquired or Occupied	Description of Activity and Material Lease Expiration Dates

Rush Truck Centers

Alabama:
Rush Truck Center of Mobile	Mobile, Alabama	Leased	2003	New, used, parts, service, body and financial

Arizona:
Rush Truck Center of Phoenix	Phoenix, Arizona	Owned	1999	New, used, parts, service, body, financial and leasing
Rush Truck Center of Tucson	Tucson, Arizona	Owned	1999	New, used, parts, service and financial
Rush Truck Center of Flagstaff	Flagstaff, Arizona	Leased	1999	Parts and service
Rush Truck Center of Chandler	Chandler, Arizona	Leased	1999	Parts

California:
Rush Truck Center of Pico Rivera	Pico Rivera, California	Leased	1994	New, used, parts, service, body and financial (lease term expires 6/30/2007)
	Pico Rivera, California	Leased	1999	Leasing
Rush Truck Center of Fontana	Fontana, California	Owned	1994	New, used, parts, service, financial and leasing
	Fontana, California	Leased	2003	Used and body (lease term expires 8/14/2023)
Rush Truck Center of Sylmar	Sylmar, California	Owned	1999	New, used, parts, service and financial
Rush Truck Center of San Diego	San Diego, California	Leased	1999	New, used, parts, service body and financial (lease term expires 5/31/2009)
	San Diego, California	Leased	1999	Leasing
Rush Truck Center of Escondido	Escondido, California	Leased	1999	New, used, parts, service, financial and leasing
Rush Truck Center of El Centro	El Centro, California	Leased	1999	New, used, parts, service, financial and leasing

Colorado:
Rush Truck Center of Denver	Denver, Colorado	Owned	2000	New, used, parts, service, body, financial and leasing
Rush Truck Center of Greeley	Greeley, Colorado	Leased	1997	New, used, parts, service and financial

Florida:
Rush Truck Center of Winter Garden	Winter Garden, Florida	Leased	2003	New, used, parts, service and financial (lease term expires 9/14/2009)
Rush Truck Center of Haines City	Lake Hamilton, Florida	Leased	2003	New, used, parts, service, body and financial (lease term expires 1/31/2014)
Rush Truck Center of Tampa	Tampa, Florida	Leased	2003	New, used, parts, service and financial (lease term expires 5/31/2009)

Property	Location	Owned or Leased	Date Acquired or Occupied	Description of Activity and Material Lease Expiration Dates

New Mexico:
Rush Truck Center of Albuquerque	Albuquerque, New Mexico	Owned	2003	New, parts, service, financial and leasing
Rush Truck Center of Las Cruces	Las Cruces, New Mexico	Leased	2001	Parts and service

Oklahoma:
Rush Truck Center of Tulsa	Tulsa, Oklahoma	Leased	1998	New, parts, service, financial and leasing (lease term expires 8/1/2023)
	Tulsa, Oklahoma	Owned	1995	Parts and service
	Tulsa, Oklahoma	Owned	1995	Body
Rush Truck Center of Oklahoma City	Oklahoma City, Oklahoma	Owned	1995	New, used, parts, service, body and financial
Rush Truck Center of Ardmore	Ardmore, Oklahoma	Leased	2000	New, used, parts and service
Perfection Equipment, Inc.	Oklahoma City, Oklahoma	Owned	2001	Parts and service

Texas:
Rush Truck Center of San Antonio	San Antonio, Texas	Owned	1973	New, used, parts, service, body, financial and leasing
Rush Truck Center of Houston	Houston, Texas	Owned	2000	New, used, parts, service and financial
	Houston, Texas	Owned	1988	Body
	Houston, Texas	Owned	1992	Leasing and tire store
Rush Truck Center of Sealy	Sealy, Texas	Owned	2000	New, used, parts, service and financial
Rush Truck Center of Laredo	Laredo, Texas	Owned	1999	New, parts, service, financial and leasing
Rush Truck Center of Lufkin	Lufkin, Texas	Leased	1992	New, used, parts, service, body, financial and leasing (lease term expires 9/30/2006)
Rush Truck Center of Pharr	Pharr, Texas	Owned	1997	New, used, parts, service, body and financial
Rush Truck Center of Austin	Austin, Texas	Owned	1999	New, used, parts, service and financial
Rush Truck Center of El Paso	El Paso, Texas	Owned	2001	New, used, parts, service, body and financial
Rush Truck Center of Dallas	Dallas, Texas	Leased	2004	New, used, parts, service, and financial (medium-duty only)

Rush Equipment Center

Rush Equipment Center of Houston	Houston, Texas	Owned	1997	New, used, parts, service, leasing and rental, and financial

With the acquisition of ATS, effective January 1, 2005, we also operate Rush Truck Centers at the following locations:

Property	Location	Owned or Leased	Date Acquired or Occupied	Description of Activity and Material Lease Expiration Dates

Tennessee:
Rush Truck Center of Nashville	Nashville, Tennessee	Owned	2005	New, parts, service, financial and leasing
	Nashville, Tennessee	Leased	2005	Body

Texas:
Rush Truck Center of Dallas	Irving, Texas	Owned	2005	New, used, parts, service, body and financial
Rush Truck Center of Fort Worth	Fort Worth, Texas	Leased	2005	Parts and service
Rush Truck Center of Tyler	Tyler, Texas	Leased	2005	New, used, parts, service and financial
Rush Truck Center of Abilene	Abilene, Texas	Leased	2005	Parts and service

Our administrative offices are currently situated in approximately 35,000 square feet of leased space in New Braunfels, Texas. We lease warehouse space to store tires for our tire stores in Kyle and Crockett, Texas. In December 2004, we purchased a building in Smyrna, Tennessee and will move the Nashville dealership we acquired from ATS to this location. We also acquired undeveloped land in Fort Worth, Texas from ATS in January 2005. We are currently building a new facility on land that we purchased in Mobile, Alabama and plan to move our dealership to this location during 2005. The administrative offices of our insurance services division occupy 3,750 square feet of leased space in San Antonio, Texas. We also own and operate a hunting ranch of approximately 6,500 acres in Cotulla, Texas. The Company sells hunting trips on the ranch and uses the ranch for client development purposes.

Item 3.  Legal Proceedings

From time to time, we are involved in litigation arising out of our operations in the ordinary course of business. We maintain liability insurance, including product liability coverage, in amounts deemed adequate by management. To date, aggregate costs to us for claims, including product liability actions, have not been material. However, an uninsured or partially insured claim, or claim for which indemnification is not available, could have a material adverse effect on our financial condition. We believe that there are no claims or litigation pending, the outcome of which could have a material adverse effect on our financial position or results of operations. However, due to the inherent uncertainty of litigation, there can be no assurance that the resolution of any particular claim or proceeding would not have a material adverse effect on our results of operations for the fiscal period in which such resolution occurred.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company’s shareholders during the fourth quarter of the fiscal year ended December 31, 2004.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Shareholder Matters, and Issuer Purchases of Equity Securities

Effective at the close of business on July 9, 2002 (the “Record Date”), pursuant to action taken by the shareholders at the Annual Meeting of the Company held July 9, 2002, and described in the Proxy Statement dated May 15, 2002, the Board of Directors of the Company reclassified the outstanding common stock, $0.01 par value per share (the “Old Common Stock”), as Class B Common Stock, $0.01 par value per share (the “Class B Common Stock”), and declared a stock dividend of one share of a new Class A Common Stock, $.01 par value per share (the “Class A Common Stock”), for each share of Class B Common Stock held by shareholders of record on the Record Date. Each share of Class A Common Stock ranks substantially equal to each share of Class B Common Stock with respect to receipt of any dividends or distributions declared on shares of common stock and the right to receive proceeds on liquidation or dissolution of the Company after payment of the Company’s indebtedness and liquidation preference payments to holders of preferred shares. However, holders of Class A Common Stock will have 1/20th of one vote per share on all matters requiring a shareholder vote, while holders of Class B Common Stock have one vote per share on all matters requiring a shareholder vote.

The Company’s Old Common Stock was traded on The NASDAQ National Market® (“NASDAQ”) under the symbol “RUSH” from June 7, 1996, the date of the Company’s initial public offering, until July 9, 2002, the date of the stock reclassification and dividend described above. Subsequent to July 9, 2002, the Company’s common stock trades on NASDAQ under the symbols “RUSHA” and “RUSHB.”

Pursuant to a Registration Statement on Form S-3, declared effective by the SEC on November 18, 2004, the Company closed a public offering of 11,500,000 shares of Class A Common Stock at the offering price of $13.25 per share on November 24, 2004. Included in the offering were 2,750,000 shares sold by selling shareholders and 8,750,000 shares sold by the Company. Of the 8,750,000 shares sold by the Company, 1,500,000 shares were purchased pursuant to the underwriters’ option to purchase additional shares to cover over-allotments of shares. The total value of the offering, excluding the value of the shares sold by the selling shareholders, was $115.9 million. A portion of the net proceeds from the offering were used to finance the Company’s acquisition of ATS.

The following table sets forth the high and low trade prices for the Class A Common Stock and Class B Common Stock for the fiscal periods indicated, and as reported by NASDAQ. The quotations represent prices in the over-the-counter market between dealers in securities, do not include retail markup, markdown or commissions and may not necessarily represent actual transactions.

	High	Low
Fiscal 2004:

Class A Common Stock
First Quarter	$12.30	$9.04
Second Quarter	$13.79	$10.77
Third Quarter	$14.08	$10.00
Fourth Quarter	$16.50	$10.27

Class B Common Stock
First Quarter	$12.40	$9.06
Second Quarter	$14.05	$10.61
Third Quarter	$14.00	$11.05
Fourth Quarter	$17.72	$11.27

	High	Low
Fiscal 2003:

Class A Common Stock
First Quarter	$3.87	$3.00
Second Quarter	$5.15	$3.21
Third Quarter	$6.90	$4.55
Fourth Quarter	$10.35	$6.27

Class B Common Stock
First Quarter	$4.00	$3.30
Second Quarter	$5.70	$3.72
Third Quarter	$6.89	$4.806
Fourth Quarter	$10.74	$6.64

As of March 2, 2005, there were approximately 58 record holders of the Class A Common Stock and approximately 57 record holders of the Class B Common Stock and approximately 2,965 beneficial holders of the Class A Common Stock and approximately 1,304 beneficial holders of the Class B Common Stock.

The Board of Directors intends to retain any earnings of the Company to support operations and to finance expansion and does not intend to pay cash dividends in the foreseeable future. Any future determination as to the payment of dividends will be at the discretion of the Board of Directors of the Company and will depend on the Company’s financial condition, results of operations, capital requirements and such other factors as the Board of Directors deems relevant.

The Company has not sold any securities in the last three years that were not registered under the Securities Act.

No shares of the Company’s Class A Common Stock or Class B Common Stock were purchased by or on behalf of the Company or any affiliated purchaser in the fourth quarter of 2004.

Information regarding the Company’s equity compensation plans is incorporated by reference from Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters,” of this annual report on Form 10-K, and should be considered an integral part of this Item 5.

Item 6.  Selected Financial Data

The information below was derived from the audited consolidated financial statements included in this report and reports we have previously filed with the SEC. This information should be read together with those consolidated financial statements and the notes to those consolidated financial statements. These historical results are not necessarily indicative of the results to be expected in the future. The selected financial data presented below may not be comparable between periods in all material respects or indicative of the Company’s future financial position or results of operations due primarily to acquisitions and discontinued operations which occurred during the periods presented. See Note 17 to the Company’s Consolidated Financial Statements for a discussion of such acquisitions and Note 3 to the Company’s Consolidated Financial Statements for a discussion of such discontinued operations. The selected financial data presented below should be read in conjunction with the Company’s other financial information included elsewhere herein.

	Year Ended December 31,
	2000	2001	2002	2003	2004
	(in thousands, except per share amounts)
SUMMARY OF INCOME STATEMENT DATA
Revenues
New and used truck sales	$571,159	$438,143	$488,456	$501,757	$738,225
Parts and service	164,440	188,566	211,478	249,818	285,206
Construction equipment sales	34,771	31,666	24,324	28,263	32,305
Lease and rental	24,012	25,040	25,277	25,847	27,193
Finance and insurance	7,095	5,251	5,448	6,286	7,909
Other	3,885	2,847	2,164	3,361	4,141
Total revenues	805,362	691,513	757,147	815,332	1,094,979
Cost of products sold	672,479	562,316	615,942	662,082	909,837
Gross profit	132,883	129,197	141,205	153,250	185,142
Selling, general and administrative	104,685	101,832	111,721	124,207	141,947
Depreciation and amortization	8,181	9,176	8,594	8,929	9,119
Operating income from continuing operations	20,017	18,189	20,890	20,114	34,076
Interest expense, net	13,654	9,267	6,499	6,348	5,950
Gain on sale of assets	485	1,067	155	1,984	624
Income from continuing operations before income taxes	6,848	9,989	14,546	15,750	28,750
Provision for income taxes	2,739	3,996	5,818	6,300	11,574
Income from continuing operations	4,109	5,993	8,728	9,450	17,176
Income (loss) from discontinued operations, net	(784)	(2,731)	(10,472)	(621)	(260)
Net income	$3,325	$3,262	$(1,744)	$8,829	$16,916

Earnings Per Share:
Earnings per Common Share – Basic
Income from continuing operations	$0.29	$0.43	$0.62	$0.67	$1.10
Net income (loss)	$0.24	$0.23	$(0.12)	$0.63	$1.08
Earnings per Common Share – Diluted
Income from continuing operations	$0.29	$0.42	$0.60	$0.63	$1.03
Net income (loss)	$0.24	$0.23	$(0.12)	$0.59	$1.02

Basic weighted average shares	14,004	14,004	14,004	14,042	15,684
Diluted weighted average shares and assumed conversions	14,016	14,166	14,461	15,024	16,607

	Year Ended December 31,
	2000	2001	2002	2003	2004
OPERATING DATA
Number of locations —	47	44	41	38	39
Unit truck sales —
New trucks	5,630	4,245	4,717	4,535	7,140
Used trucks	2,140	1,907	2,111	2,421	2,716
Total unit trucks sales	7,770	6,152	6,828	6,956	9,856
Total finance contracts sold (in thousands)	$176,345	$149,906	$144,134	$165,137	$259,898
Truck lease and rental units	924	1,403	1,363	1,397	1,427

	Year Ended December 31,
	2000	2001	2002	2003	2004
	(in thousands)
BALANCE SHEET DATA
Working capital	$4,702	$7,050	$7,995	$14,113	$138,241
Inventories	139,178	84,155	115,333	137,423	189,792
Inventory included in assets held for sale	38,237	30,150	10,218	2,496	—
Fixed assets included in assets held for sale	14,321	13,821	6,744	6,328	—
Total assets	391,341	338,811	345,110	366,878	565,933

Floor plan financing	146,272	85,300	89,288	108,235	168,002
Line-of-credit Borrowings	33,779	22,459	22,395	17,732	2,434
Long-term debt, including Current portion	90,986	98,170	94,916	90,028	96,056
Shareholders’ equity	78,177	81,439	79,695	88,706	222,807

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Acquisition of American Truck Source, Inc.

Effective January 1, 2005, we acquired certain assets of ATS, including its Peterbilt truck dealerships in Texas and Tennessee for a total purchase price of $131.2 million. The acquisition provides us with rights to sell Peterbilt trucks and parts from new locations in Dallas, Fort Worth, Abilene and Tyler, Texas and Nashville, Tennessee. The transaction was financed with cash of $76.9 million, expansion of the our existing floor plan agreement for truck inventory of $34.6 million and the issuance of debt of approximately $19.7 million to finance the purchase of real estate and certain vehicles used in ATS’s leasing operations. Of the $76.9 million paid in cash, $21.9 million was for the purchase of a note receivable from the selling shareholders of ATS. This $21.9 million was immediately repaid by the selling shareholders at closing, resulting in net cash used in the acquisition of $55.0 million.

General

We are a full-service, integrated retailer of premium transportation and construction equipment and related services. We are the leading supplier of Peterbilt trucks in the United States; according to data compiled by R.L. Polk, we sold approximately 22.3% of all the new Class 8 Peterbilt trucks sold in the United States in 2004. Some of our Rush Truck Centers sell medium-duty trucks manufactured by Peterbilt, GMC, Hino, UD (Nissan) or Isuzu. In 1997, we acquired our first John Deere construction equipment dealership in Houston, Texas and we are the only authorized supplier of John Deere construction equipment in the Houston market. Through our strategically located network of Rush Truck Centers and our Rush Equipment Center, we provide one-stop service for the needs of our customers, including retail sales of new and used transportation and construction equipment, aftermarket parts sales, service and repair facilities and financing, leasing and rental, and insurance services.

Our Rush Truck Centers are principally located in high traffic areas throughout the southern United States. We provide leasing and rental services at some of our Rush Truck Centers and our Rush Equipment Center. Retail financing of trucks and construction equipment, as well as a line of insurance products, can also be arranged at some of our Rush Truck Centers and Rush Equipment Center.

Our business strategy consists of providing our customers with competitively priced products supported with timely and reliable service through our integrated dealer network. We intend to continue to implement our business strategy, reinforce customer loyalty and remain a market leader by continuing to develop our Rush Truck Centers and Rush Equipment Center as we extend our geographic focus through strategic acquisitions of new locations and expansions of our existing facilities.

Rush Truck Centers.  Since commencing operations as a Peterbilt heavy-duty truck dealer over 39 years ago, we have grown to operate Rush Truck Centers, which primarily sell new Class 8 heavy-duty Peterbilt trucks, at 44 locations in Alabama, Arizona, California, Colorado, Florida, New Mexico, Oklahoma, Tennessee and Texas. Class 8 trucks are defined by the American Automobile Association as trucks with a minimum gross vehicle weight rating above 33,000 pounds. Our Rush Truck Centers are strategically located to take advantage of ever increasing cross-border traffic between the United States and Mexico resulting from implementation of NAFTA.

Rush Equipment Center.  Our Rush Equipment Center in Houston, Texas, provides a full line of construction equipment for light to medium sized applications, including John Deere backhoe loaders, hydraulic excavators, crawler-dozers and four-wheel drive loaders.

Leasing and Rental Services.  Through our dealerships we provide a broad line of product selections for lease or rent, including Class 6, Class 7 and Class 8 Peterbilt trucks, heavy-duty cranes and a full array of John Deere construction equipment products, including a variety of construction equipment trailers. Our lease and rental fleets are offered on a daily, monthly or long-term basis.

Financial and Insurance Services.  Through our dealerships we offer third-party financing to assist customers in purchasing new and used trucks and construction equipment. Additionally, we sell a complete line of property and casualty insurance, including collision and liability insurance on trucks, cargo insurance and credit life insurance.

Critical Accounting Policies

The Company’s discussion and analysis of its financial condition and results of operations are based on the Company’s consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these consolidated financial statements requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates. The Company believes the following accounting policies, which are also described in Note 2 of Notes to Consolidated Financial Statements, affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

Inventories.  Inventories are stated at the lower of cost or market value. Cost is determined by specific identification for new and used truck and construction equipment inventory and by the first-in, first-out method for tires, parts and accessories. An allowance is provided when it is anticipated that cost will exceed net realizable value.

Other Assets.  Other assets consist primarily of goodwill related to acquisitions and other intangible assets. As stated in Note 2 of Notes to Consolidated Financial Statements, Financial Accounting Standards Board Statement No. 142 (“SFAS 142”) provides that goodwill and other intangible assets that have indefinite useful lives will not be amortized, but instead must be tested at least annually for impairment, and intangible assets that have finite useful lives should continue to be amortized over their useful lives. SFAS 142 also provides specific guidance for testing goodwill and other nonamortized intangible assets for impairment. SFAS 142 requires management to make certain estimates and assumptions in order to allocate goodwill to reporting units and to determine the fair value of a reporting unit’s net assets and liabilities, including, among other things, an assessment of market condition, projected cash flows, interest rates and growth rates, which could significantly impact the reported value of goodwill and other intangible assets. SFAS 142 requires, in lieu of amortization, an annual impairment review of goodwill. The Company did not record an impairment charge related to the goodwill for its continuing operations as a result of its December 31, 2004 impairment review. The Company did, however, record an impairment of goodwill related to its discontinued operations at December 31, 2002 (see Note 3 of Notes to Consolidated Financial Statements). Furthermore, SFAS 142 exposes the Company to the possibility that changes in market conditions could result in significant impairment charges in the future, thus resulting in a potential increase in earnings volatility.

Revenue Recognition Policies.  Income on the sale of a vehicle or a piece of construction equipment is recognized when the customer executes a purchase contract with us, the unit has been delivered to the customer and there are no significant uncertainties related to financing or collectibility. Lease and rental income is recognized over the period of the related lease or rental agreement. Parts and service revenue is earned at the time the Company sells the parts to its customers or at the time the Company completes the service work order related to service provided to the customer’s unit. Payments received on prepaid maintenance plans are deferred as a component of accrued expenses and recognized as income when the maintenance is performed.

Finance and Insurance Revenue Recognition.  Finance income related to the sale of a unit is recognized over the period of the respective finance contract if the finance contract is retained by the Company, based on the effective interest rate method. During 2002, 2003 and 2004, no finance contracts were retained for any significant length of time by the Company because finance contracts are generally sold to finance companies concurrent with the sale of the related unit. The majority of finance contracts are sold without recourse. The Company’s liability related to finance contracts sold with recourse is generally limited to 5% to 20% of the outstanding amount of each note initiated on behalf of the finance company. However, in 2003 the Company instituted a full recourse finance program that accepts 100% liability, with some restrictions, for the outstanding amount of each note initiated on behalf of the finance company. In order for a contract to be accepted into this full recourse finance program, a customer must meet strict credit requirements or maintain a significant equity position in the truck being financed; therefore, less than one percent of the finance contracts sold by the Company are currently sold under the full recourse finance program and the Company does not expect to finance a significant percentage of its truck sales under this full recourse finance program in the future. The Company provides for an allowance for repossession losses and early repayment penalties.

The Company arranges financing for customers through various financial institutions and receives a commission from the lender equal to the difference between the interest rates charged to customers over the predetermined interest rates set by the financing institution. The Company also receives commissions from the sale of various insurance products to customers and extended service contracts. Revenue is recognized by the Company upon the sale of such finance and insurance contracts to the finance and insurance companies, net of a provision for estimated repossession losses and interest charge backs. The Company is not the obligor under any of these contracts. In the case of finance contracts, a customer may prepay, or fail to pay, thereby terminating the contract. If the customer terminates a retail finance contract or other insurance product prior to scheduled maturity, a portion of the commissions previously paid to the Company may be charged back to the Company depending on the terms of the relevant contracts. The estimate of ultimate charge back exposure is based on the Company’s historical charge back expense arising from similar contracts, including the impact of refinance and default rates on retail finance contracts and cancellation rates on other insurance products. The actual amount of historical charge backs has not been significantly different than the Company’s estimates.

Insurance Accruals.  The Company is self-insured for medical, workers compensation, and property and casualty insurance and calculates a reserve for those claims that have been incurred but not reported and for the remaining portion of those claims that have been reported. The Company uses information provided by the third-party administrators to determine the reasonableness of the calculations they perform.

Results of Operations

The following discussion and analysis includes the Company’s historical results of operations for 2002, 2003 and 2004.

The following table sets forth for the years indicated certain financial data as a percentage of total revenues:

	Year Ended December 31,
	2002	2003	2004

New and used truck sales	64.5%	61.5%	67.4%
Parts and service	28.0	30.6	26.0
Construction equipment sales	3.2	3.5	3.0
Lease and rental	3.3	3.2	2.5
Finance and insurance	0.7	0.8	0.7
Other	0.3	0.4	0.4
Total revenues	100.0	100.0	100.0

Cost of products sold	81.3	81.2	83.1
Gross profit	18.7	18.8	16.9

Selling, general and administrative	14.8	15.2	13.0
Depreciation and amortization	1.1	1.1	0.8
Operating income from continuing operations	2.8	2.5	3.1
Interest expense, net	0.9	0.8	0.6
Gain on sale of assets	—	0.2	0.1
Income before income taxes from continuing operations	1.9	1.9	2.6
Income taxes	0.8	0.8	1.1
Income from continuing operations	1.1	1.1	1.5
(Loss) from discontinued operations, net of taxes	(1.3)	(0.1)	0.0
Net income (loss)	(0.2)%	1.0%	1.5%

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Revenues

Revenues increased $279.6 million, or 34.3%, from $815.3 million in 2003 to $1.1 billion in 2004. Sales of new and used trucks increased $236.4 million, or 47.1%, from $501.8 million in 2003 to $738.2 million in 2004.

Unit sales of new Class 8 trucks increased 47.8%, from 3,636 units in 2003 to 5,374 units in 2004. The increase in Class 8 units sales is being driven by the industry’s need to replace aging equipment after three consecutive years of U.S. truck sales lagging behind the normal replacement cycle. The Company’s average sales price per Class 8 truck remained relatively flat from 2003 to 2004 at $101,200. Based on estimates from A.C.T. Research, the Company believes that the deliveries of Class 8 trucks in the United States will increase in 2005 to approximately 250,000 units. In 2004, the Company retained a 2.7% share of the U.S. Class 8 truck sales market. On a same store basis, the Company expects to maintain this share in 2005, which would result in same store sales of approximately 6,500 Class 8 trucks based on the number of 2005 U.S. deliveries estimated by A.C.T. Research. In addition to same store sales, the Company expects the recent acquisition of ATS to increase our unit sales of Class 8 trucks in 2005. In 2004, ATS maintained a 1.1% share of the U.S. Class 8 truck sales market. The Company expects ATS to maintain this share in 2005, which would result in the sale of approximately 2,500 Class 8 trucks. These additional sales would bring the Company’s expected heavy-duty truck sales to 9,000 units in 2005. Industry expectations are for Class 8 truck deliveries to continue to increase through 2006 and then soften in 2007 primarily due to future emission laws, which are expected to increase the cost and reduce the efficiency of engines built on or after January 1, 2007.

Unit sales of new medium-duty trucks increased 96.4%, from 899 units in 2003 to 1,766 units in 2004. In 2004, the Company continued its concerted effort to improve its medium-duty truck sales by adding experienced medium-duty sales personnel, and introducing new Class 4 through 6 medium-duty franchises at some of our Rush Truck Centers to complement the existing Peterbilt medium-duty line, which consists primarily of Class 7 trucks. Class 4 through 6 unit truck sales accounted for 55% of the Company’s medium-duty unit sales in 2004 compared to 44% in 2003. The average sales price for Class 4 through 6 models during 2004 was $40,500 compared to $68,200 for the Class 7 Peterbilt medium-duty model. The increase in the percentage of Class 4 through 6 trucks sold by the Company in 2004 resulted in a 2.6% decrease in our average medium-duty truck sales price in 2004 compared to 2003. Overall, new medium-duty truck sales revenue increased $44.6 million in 2004 compared to 2003. In 2005, the Company expects to continue to add medium-duty franchises to certain dealerships and to increase its same store medium-duty sales and market share compared to 2004. The Company expects the recent acquisition of ATS to increase unit sales of medium-duty trucks by approximately 10.0% during 2005.

Unit sales of used trucks increased 12.2%, from 2,421 units in 2003 to 2,716 units in 2004. Used truck average revenue per unit increased by 7.0%. Historically, used truck demand is consistent with new truck demand. The Company expects used truck demand to remain high; however, our ability to sell used trucks is ultimately dependent upon our ability to acquire used trucks for resale. The Company expects the recent acquisition of ATS to increase unit sales of used trucks by approximately 28.0% during 2005.

Parts and service sales increased $35.4 million, or 14.2%, from $249.8 million in 2003 to $285.2 million in 2004. Same store parts and service sales increased $37.9 million, or 15.5%, in 2004 compared to 2003. The increase in parts and service sales was due to a combination of new business development, price increases for parts and labor, extension of our business hours and expansion of capacity made possible by the addition of service bays and technicians to certain locations. The Company expects same store parts and service revenue to increase by approximately 12.0% in 2005. The Company expects the recent acquisition of ATS to increase parts and service sales by an additional 15.0% in 2005, which would result in an overall increase in parts and service sales of 27.0% in 2005 compared to 2004.

Sales of new and used construction equipment increased $4.0 million, or 14.1%, from $28.3 million in 2003 to $32.3 million in 2004. This increase was primarily due to a change in product mix and price increases. According to John Deere, the Company’s market share in the Houston area construction equipment market was 16.7% in 2004 compared to 19.1% in 2003. In 2004, we focused on increasing our margins, which had an adverse effect on our market share. According to data compiled by John Deere, approximately 2,200 units of construction equipment were put into use in our area of responsibility in 2004 compared to 1,678 in 2003. The construction equipment industry expects to sell approximately 2,350 units of new construction equipment in the Houston area during 2005. The Company believes it can increase its market share slightly in 2005 compared to 2004.

Lease and rental revenues increased 5.4%, from $25.8 million in 2003 to $27.2 million in 2004. The increase in truck lease and rental revenue was due to the increase in our customer base during 2004. The Company expects lease and rental revenue to increase approximately 18.0% during 2005 compared to 2004 due to an increased number of units in the lease and rental fleet and the recent acquisition of ATS.

Finance and insurance revenues increased 25.4%, from $6.3 million in 2003 to $7.9 million in 2004. This increase is directly related to the increase in new and used truck revenue. The Company expects same store finance and insurance revenues to increase in 2005. The Company expects increased same store truck sales and the addition of the ATS locations to increase finance and insurance revenues by approximately $3.0 million in 2005. Finance and insurance revenues have limited direct costs and, therefore, contribute a disproportionate share of operating profits.

Other income increased $0.8 million, or 20.6%, from $3.4 million in 2003 to $4.2 million in 2004. Other income revenue is primarily related to the gain on sale realized on trucks from the lease and rental fleet, commissions earned from John Deere for direct manufacturer sales into our area of responsibility, document fees related to truck sales and purchase discounts. The increase in other income during 2004 was primarily related to gains realized from the sales of trucks that were previously used in the Company’s leasing operations.

Gross Profit

Gross profit increased $31.8 million, or 20.7%, from $153.3 million in 2003 to $185.1 million in 2004. Gross profit as a percentage of sales decreased from 18.8% in 2003 to 16.9% in 2004. This decrease is primarily a result of a change in our product mix. Truck sales, a lower margin revenue item, increased as a percentage of total revenue from 61.5% in 2003 to 67.4% in 2004. Parts and service revenue, a higher margin revenue item, decreased as a percentage of total revenue from 30.6% in 2003 to 26.0% in 2004.

Gross margins on Class 8 truck sales decreased from 7.4% in 2003 to 7.0% in 2004. Manufacturers’ incentives for Class 8 trucks accounted for 35.8% of the gross margin in 2003 and 27.0% in 2004. Given the increasing demand for Class 8 trucks coupled with the expected increase in purchases from owner operators, which historically have rendered higher gross margins than fleet sales, the Company expects gross margins from Class 8 truck sales in 2005 to exceed those achieved in 2004. Each year the Company evaluates its reserve for new truck valuation losses. The Company recorded a $0.3 million loss provision to increase the Company’s reserve for new truck inventory valuation in 2003 and did not record a loss provision in 2004.

Gross margins on medium-duty truck sales increased from 5.8% in 2003 to 6.2% in 2004. Manufacturers’ incentives for medium-duty trucks accounted for 3.9% of the gross margin in 2003 and 3.8% in 2004. Sales of Class 4 through 6 models will continue to grow significantly as a percentage of total medium-duty sales which may result in a slight decrease in medium-duty gross margins in 2005.

Gross margins on used truck sales increased from 6.2% in 2003 to 9.8% in 2004. During 2003, the Company experienced lower than normal margins on used trucks sales because the Company was required to wholesale a large number of trade-in units from new fleet customers. The Company did not purchase as many used trucks from first time new truck fleet customers in 2004, which resulted in increased gross margins on used truck sales compared to 2003. Each year the Company evaluates its reserve for used truck valuation losses. The Company recorded a $0.4 million loss provision to the Company’s reserve for used truck valuation losses in 2004 compared to a $1.0 million loss provision recognized during 2003. In 2005, the Company expects to maintain the margins achieved in 2004.

Gross margins from the Company’s parts, service and body shop operations decreased from 39.4% in 2003 to 37.9% in 2004. The decrease in gross margins was primarily due to parts sales becoming a larger percentage of the Company’s overall parts and service revenues. Historically, gross margins on parts sales are approximately 60% lower than gross margins on service sales. Additionally, the Company has increased preventative maintenance services that are provided at lower margins than traditional repair work, and has selectively provided discounted labor rates to garner additional sales at certain locations. Gross profit dollars for the parts, service and body shop departments increased from $98.5 million in 2003 to $108.0 million in 2004. The Company expects the increase in same store gross profit to approximate the expected increase in parts, service and body shop sales of 12.0% in 2005 compared to 2004.

Gross margins on new and used construction equipment sales increased from 9.9% in 2003 to 13.0% in 2004. The increase was attributable to price increases and a change in the types of products sold during 2004. The Company expects 2005 gross margins on new and used construction equipment sales to be consistent with those achieved in 2004 and overall gross profit growth on new and used construction equipment sales to be directly correlated to sales growth.

Gross profit generated from lease and rental sales increased from 25.9% in 2003 to 27.4% in 2004. The Company’s policy is to depreciate its lease and rental fleet as quickly as is acceptable. This policy results in the Company realizing small gross margins while the unit is in service and a corresponding larger gain on sale when the unit is sold at the end of the lease term. The Company expects 2005 gross margins to be consistent with those achieved in 2004 and overall gross profit growth to be directly correlated to increases in lease and rental sales.

The increase in finance and insurance revenues and other income, as described above, has limited direct costs and, therefore, contributes a disproportionate share of gross profit. The Company expects gross profit from finance and insurance sales and other income to increase in 2005 based on projected increases in truck sales.

Selling, General and Administrative Expenses

Selling General and Administrative (“SG&A”) expenses increased $17.7 million, or 14.3%, from $124.2 million in 2003 to $141.9 million in 2004. Same store SG&A expenses increased $18.8 million, or 15.1%, from 2003 to 2004. This increase was primarily due to increased salary expense and increased commissions corresponding to the increase in gross profit. SG&A expenses as a percentage of sales decreased from 15.2% in 2003 to 13.0% in 2004. SG&A expenses as a percentage of sales have historically ranged from 11.0% to 16.0%. Including the recently acquired ATS locations, the Company expects SG&A expenses as a percentage of sales to remain at the lower end of this range while the demand for trucks remains high. The Company estimates that the implementation of SFAS 123(R) will increase our SG&A expenses by approximately $1.0 million in 2005. The Company’s management continually monitors SG&A expenses.

Interest Expense, Net

Net interest expense decreased $0.3 million, or 4.7%, from $6.3 million in 2003 to $6.0 million in 2004. Net interest expense decreased primarily as the result of the increase in interest income earned on the net proceeds of our public offering of Class A Common Stock, which closed in November 2004. During 2004, the Company’s average cash balance was $46.3 million compared to $13.1 million in 2003. Based on the Company’s current debt levels, cash balance and expected interest rates, the Company expects net interest expense to increase to approximately $8.5 million in 2005.

Gain on Sale of Assets

Gain on sale of assets decreased $1.4 million, from $2.0 million in 2003 to $0.6 million in 2004. The gain in 2004 was primarily related to the replacement of fixed assets used in the operation of the business. The gain recognized in 2003 was primarily related to the sale of the assets of Rush Truck Centers of Louisiana, Inc. The Company expects gains on sale of assets in 2005 to consist primarily of the replacement of fixed assets used in the operation of the business.

Income From Continuing Operations Before Income Taxes

Income from continuing operations before income taxes increased by $13.0 million, or 82.3%, from $15.8 million in 2003 to $28.8 million in 2004, as a result of the factors described above. Industry experts predict an increase in Class 8 truck sales of approximately 23% for 2005. Based on this predicted increase and our acquisition of ATS, the Company believes that income from continuing operations in 2005 will significantly exceed that of 2004.

Income Taxes From Continuing Operations

Income taxes from continuing operations increased $5.5 million, or 87.3%, from $6.3 million in 2003 to $11.8 million in 2004. The Company has provided for taxes at a 40% effective rate and expects the effective tax rate to be approximately 38% in 2005.

Loss From Discontinued Operations, Net of Income Taxes

Loss from discontinued operations, net of income taxes, decreased from a loss of $0.6 million in 2003 to a loss of $0.3 million in 2004. The loss recorded during 2003 represents the net operating results of D&D and includes costs of $983,000 related to the liquidation of the Hockley, Texas store. The loss recorded during 2004 includes net operating profit of D&D of $0.3 million, a net charge of $0.2 million related to the valuation of the Hockley, Texas real estate and a $0.4 million income tax adjustment. The Company sold all assets related to its discontinued operations during 2004 and does not expect to have any discontinued operations in 2005.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

Revenues

Revenues increased $58.2 million, or 7.7%, from $757.1 million in 2002 to $815.3 million in 2003. Sales of new and used trucks increased $13.3 million, or 2.7%, from $488.5 million in 2002 to $501.8 million in 2003.

Unit sales of new Class 8 trucks decreased 9.6%, from 4,022 units in 2002 to 3,636 units in 2003. The decline in new Class 8 truck sales was primarily due to the pre-buy experienced during the last half of 2002 caused by emission law changes that became effective October 1, 2002 and the buying cycle of one of the Company’s major fleet customers, who made a significantly larger purchase in 2002 than in 2003. The Company’s average sales price per Class 8 truck increased 7.5% in 2003 compared to 2002. This increase was directly related to the increased engine costs that resulted from the new emission laws.

Unit sales of new medium-duty trucks increased 29.4%, from 695 units in 2002 to 899 units in 2003. In 2003, the Company made a concerted effort to improve its medium-duty truck sales by adding experienced medium-duty sales personnel, and introducing new medium-duty franchises to complement our existing Peterbilt medium-duty line. As a result of these actions, 44% of the Company’s medium-duty unit sales in 2003 were GMC, Hino and UD (Nissan) models, compared to only 21% in 2002. The average sales price for these models was $38,700 compared to $66,500 for the Peterbilt medium-duty model, resulting in a decrease of the average sales price for all medium-duty trucks by 8.3% in 2003 compared to 2002. Overall, new medium-duty truck sales revenue increased $7.6 million in 2003 compared to 2002.

Unit sales of used trucks increased 14.7%, from 2,111 units in 2002 to 2,421 units in 2003. Used truck average revenue per unit increased by 3.8%. During 2003, the increased demand for used trucks was partially due to the new emission laws that became effective October 1, 2002. The Company believes some customers were skeptical of the new engines and opted to purchase used trucks. The increase in the average used truck price was a sign that the industry had been able to work through the excess supply of used trucks in the market caused by the high volume of new truck unit sales during 1998 through 2000.

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

Sales of new and used construction equipment increased $4.0 million, or 16.5%, from $24.3 million in 2002 to $28.3 million in 2003. This increase was consistent with the overall increase in unit sales for the Houston, Texas construction equipment market during 2003. According to John Deere, the Company’s market share in the Houston area construction equipment market was 17.5% in 2003 compared to 14.6% in 2002. According to data compiled by John Deere, approximately 1,656 units of construction equipment were put into use in our area of responsibility in 2003 compared to 1,387 in 2002.

Lease and rental revenues increased 2.0%, from $25.3 million in 2002 to $25.8 million in 2003. As part of a planned reduction in our construction equipment rental business, construction equipment lease and rental revenues decreased $0.6 million, or 50.0%, from 2002 to 2003. Truck lease and rental revenue increased $1.2 million, or 5.0%, from 2002 to 2003. The increase in truck lease and rental revenue was due to the increase in our customer base during 2003.

Finance and insurance revenues increased 16.7%, from $5.4 million in 2002 to $6.3 million in 2003. Approximately 88.9% of this increase was related to the addition of the new dealerships in Florida and Alabama. The remaining increase was related to additional customers qualifying for financing due to a change in the credit practices of the Company’s finance providers.

Other income increased $1.2 million, or 54.5%, from $2.2 million in 2002 to $3.4 million in 2003. The primary reason for the increase during 2003 was related to gains resulting from the sales of trucks that had been leased by the Company.

Gross Profit

Gross profit increased $12.1 million, or 8.6%, from $141.2 million in 2002 to $153.3 million in 2003. Approximately $10.6 million of the increase in gross profit was related to the acquisition of the Florida and Alabama dealerships. Gross profit as a percentage of sales remained relatively flat at 18.7% in 2002 and 18.8% in 2003.

Gross margins on Class 8 truck sales were flat at 7.4% in 2002 and 2003. Manufacturers’ incentives for Class 8 trucks accounted for 27.9% of the gross margin in 2002 and 35.8% in 2003. The Company recorded a $0.3 million loss provision to increase the Company’s reserve for new truck inventory valuation in 2003 compared to $0 in 2002.

Gross margins on medium-duty truck sales decreased from 6.6% in 2002 to 5.8% in 2003, primarily due to the previously discussed change in product mix. Manufacturers’ incentives for medium-duty trucks did not contribute to gross margins in 2002 and accounted for 3.9% of the gross margin in 2003. Gross margins on GMC, Hino and UD (Nissan) models were approximately 3.4% in 2003 compared to a gross margin of 5.4% of the Peterbilt medium-duty model.

Gross margins on used truck sales decreased from 9.9% in 2002 to 6.2% in 2003, primarily due to the mix of wholesale versus retail used truck sales. The Company experienced higher than normal used truck wholesale transactions related to the trade-in units from first time new truck fleet customers in 2003. The Company recorded a $1.0 million loss provision, primarily related to trade-in units from first time new truck fleet customers, to the Company’s reserve for used truck valuation losses in 2003 compared to a $0.5 million loss provision recognized during 2002.

Gross margins from the Company’s parts, service and body shop operations decreased from 40.9% in 2002 to 39.4% in 2003. There were various reasons for this decrease, including nonproprietary parts sales becoming a larger percentage of the Company’s overall parts sales and competitive pricing pressures from providers of nonproprietary parts. Gross profit dollars for the parts, service and body shop departments increased from $86.4 million in 2002 to $98.4 million in 2003.

Gross margins on new and used construction equipment sales remained relatively flat at approximately 10.0% in 2002 and 2003.

Gross profit generated from lease and rental sales decreased slightly from 27.0% in 2002 to 25.9% in 2003.

As previously discussed, the increase in finance and insurance revenues and other income has limited direct costs and, therefore, contributes a disproportionate share of gross profit.

Selling, General and Administrative Expenses

SG&A expenses increased $12.5 million, or 11.2%, from $111.7 million in 2002 to $124.2 million in 2003. Approximately $7.6 million of SG&A expenses were related to the acquisitions of the Florida and Alabama dealerships. Same store SG&A expenses increased $4.9 million, or 4.4%, from 2002 to 2003. The remaining increase was partially due to increased salary expense and increased commissions corresponding to the increase in gross profit. SG&A expenses as a percentage of sales increased from 14.8% to 15.2% from 2002 to 2003. The Company’s management continually monitors SG&A expenses

Interest Expense, Net

Net interest expense decreased $0.2 million, or 3.1%, from $6.5 million in 2002 to $6.3 million in 2003. Interest expense decreased primarily as the result of declining interest rates.

Gain on Sale of Assets

Gain on sale of assets increased $1.8 million, from $0.2 million in 2002 to $2.0 million in 2003. The gain in 2002 was primarily related to the replacement of fixed assets used in the operation of the business. The gain recognized in 2003 was primarily related to the sale of the assets of Rush Truck Centers of Louisiana, Inc.

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

Loss From Discontinued Operations, Net of Income Taxes

Loss from discontinued operations net of income taxes decreased from $10.5 million in 2002 to $0.6 million in 2003. The loss recorded during 2002 includes net operating losses of the Michigan construction equipment dealerships of $0.9 million and net operating losses of D&D of $1.3 million, as well as disposal costs of $2.5 million for the Michigan construction equipment dealerships and $5.8 million for D&D. The loss recorded during 2003 includes net operating results of D&D of approximately $0.6 million.

Liquidity and Capital Resources

The Company’s short-term cash needs are primarily for working capital, including inventory requirements, expansion of existing facilities and acquisitions of new facilities. These short-term cash needs have historically been financed with retention of profits and borrowings under credit facilities available to the Company. If the demand for heavy-duty trucks remains strong through 2006, as predicted by industry analysts, the Company expects to experience net increases in cash and cash equivalents.

At December 31, 2004, the Company had working capital of approximately $138.2 million, including $158.2 million in cash, $30.3 million in accounts receivable, $189.8 million in inventories, $1.4 million in prepaid expenses and other, and $1.5 million in deferred income taxes, offset by $168.0 million outstanding under floor plan notes payable, $16.1 million in current maturities of long-term debt, $2.4 million in advances outstanding under lines of credit, $17.0 million of trade accounts payable and $39.5 million in accrued expenses. The aggregate maximum borrowing limits under working capital lines of credit with the Company’s primary truck lender are approximately $13.5 million. Advances outstanding under this line of credit at December 31, 2004 were $10,000, leaving $13.49 million available for future borrowings. The Company has three separate secured lines of credit that provide for an aggregate maximum borrowing of $15.9 million. Advances outstanding under these secured lines of credit in aggregate were $2.4 million, with an additional $4.2 million pledged to secure various letters of credit related to self-insurance products, leaving $9.3 million available for future borrowings as of December 31, 2004.

The Company is constructing a new dealership to replace our existing Mobile, Alabama Rush Truck Center. The total estimated cost of this dealership is $2.6 million. As of December 31, 2004, approximately $1.7 million has been paid to purchase the land and to construct the dealership. Construction is expected to be complete in the first quarter of 2005. The Company has also committed $1.5 million to renovate a building purchased for the relocation of the recently acquired Nashville, Tennesse Rush Truck Center. The Company has no other material commitments for capital expenditures as of December 31, 2004. However, the Company will continue to purchase vehicles that are necessary to operate its lease and rental division. Furthermore, management will continue to authorize capital expenditures for new buildings and expansion of facilities based on market opportunities.

The Company’s floor plan agreement with its primary truck lender limits the Company’s borrowing capacity based on the number of new and used trucks that may be financed. As of December 31, 2004, the aggregate amount of unit capacity for new trucks was 1,542 and the aggregate amount of unit capacity for used trucks was 540; the availability for new trucks was 257 and the availability for used trucks was 132. The amount available under the Company’s floor plan agreement with Citicapital, one of its construction equipment lenders, is based on the book value of the Company’s construction equipment inventory.

During 2004, operating activities resulted in net cash used in operations of $5.6 million. Cash provided by operations was primarily due to income from continuing operations of $17.2 million coupled with provisions for depreciation and amortization of $15.9 million, an increase in provisions for deferred income tax of $4.1 million, an increase of $3.4 million in the tax benefit realized from exercise of employee stock options and an increase of accounts payable and accrued expenses of $11.2 million, which was offset by increases in inventories of $49.7 million, an increase in accounts receivable of $5.8 million and a gain on sale of property plant and equipment of $1.8 million.

During 2004, the Company used $34.8 million in investing activities. This consisted of purchases of property and equipment of $44.6 million, business acquisitions of $3.5 million and an increase in other assets of $0.9 million, which were offset by proceeds from the sale of property and equipment of $14.1 million. Property and equipment purchases are partially related to the purchase of 201 additional units for the leasing operations for $18.5 million during 2004. Approximately $7.1 million of property and equipment expenditures was for the replacement of capital equipment and $7.1 million was for the replacement of the corporate aircraft. Additionally, the Company acquired building, land and leasehold improvements of $11.9 million. The Company expects to purchase more trucks for its leasing operations in 2005 based on expected increases in customer demand. The Company expects to make capital expenditures for recurring items such as computers, shop equipment and vehicles of approximately $7.0 million in 2005.

Net cash provided by financing activities in 2004 amounted to $164.3 million. Net cash provided by financing activities primarily consisted of proceeds from the issuance of shares in the November 2004 public offering and exercises of employee stock options totaling $113.8 million, an increase in notes payable of $40.5 million and net draws of floor plan notes payable of $59.8 million, offset by principal payments on notes payable of $34.4 million and net payments on lines of credit of $15.3 million. The proceeds from notes payable are primarily related to the increase in the lease and rental fleet and real estate financing. $76.9 million of the proceeds from the stock offering were used in January 2005 to purchase certain assets of ATS.

During 2003, operating activities resulted in net cash provided by operations of $16.3 million. Cash provided by operations was primarily due to income from continuing operations of $9.5 million coupled with provisions for depreciation and amortization of $15.5 million, an increase in provision for deferred income tax of $3.7 million and an increase of accounts payable and accrued expenses of $1.2 million, which was partially offset by increases in inventories of $13.2 million. The increase in inventories resulted from the addition of the new stores in Florida and Alabama.

During 2003, the Company used $16.8 million in investing activities. This consisted of purchases of property and equipment of $18.8 million and business acquisitions of $5.5 million, which were offset by proceeds from the sale of property and equipment of $7.5 million. Property and equipment purchases are partially related to the purchase of 77 additional trucks for $8.9 million for the leasing division during 2003. Additionally, the Company acquired building, land and leasehold improvements of $4.2 million. Approximately $5.7 million of property and equipment expenditures was for routine replacement of capital equipment.

Net cash provided by financing activities in 2003 amounted to $10.1 million. Net cash provided by financing activities was primarily due to proceeds from notes payable of $19.2 million and net draws of floor plan notes payable of $19.6 million, offset by principal payments on notes payable of $24.1 million and net payments on lines of credit of $4.7 million. The proceeds from notes payable are primarily related to the increase in the lease and rental fleet and real estate financing.

Our customers’ new and used truck financing is typically arranged through Citicapital or PACCAR Financial. The Company financed approximately $239.7 million of new and used truck sales in 2004. The Company’s contracts with Citicapital and PACCAR Financial provide for payment to the Company of all finance charges in excess of a negotiated discount rate in the month following the date of financing, with such payments subject to offsets resulting from the early payoff or defaults under installment contracts previously initiated on behalf of and sold to Citicapital and PACCAR Financial by the Company. A majority of finance contracts are sold without recourse to the Company. The Company’s recourse liability, related to finance contracts sold with recourse to the Company, is generally limited to 5% to 20% of the outstanding amount of each note initiated on behalf of the finance company. However, in 2003 the Company instituted a full recourse finance program that accepts 100% liability, with some restrictions, for the outstanding amount of each note initiated on behalf of the finance company. In order for a contract to be accepted into this full recourse finance program, a customer must meet strict credit requirements or maintain a significant equity position in the truck being financed; therefore, less than one percent of the finance contracts sold by the Company are currently sold under the full recourse finance program and the Company does not expect to finance a significant percentage of its truck sales under this full recourse finance program in the future. The Company provides an allowance for repossession losses and early repayment penalties.

In addition, through The CIT Group, Citicapital, John Deere Credit and others, the Company arranged customer financing for approximately $20.2 million of our new and used construction equipment sales in 2004. Generally, construction equipment financings are memorialized through the use of installment or lease contracts, which are secured by the construction equipment financed, and generally require a down payment up to 10% of the value of the financed piece of construction equipment, with the remaining balance being financed over a three to five-year period. The Company experiences no repossession loss on construction equipment financings because such financings are sold to third parties without recourse.

Substantially all of the Company’s Peterbilt truck purchases from PACCAR are made on terms requiring payment within 15 days or less from the date the trucks are shipped from the factory. The Company finances substantially all of the purchase price of its new truck inventory, and 75% of the loan value of its used truck inventory, under a floor plan arrangement with GMAC under which GMAC pays PACCAR directly with respect to new trucks. The Company makes monthly interest payments to GMAC on the amount financed, but is not required to commence loan principal repayments prior to the sale of new vehicles for a period of 12 months and for used vehicles for a period of three months. On December 31, 2004, the Company had approximately $159.8 million outstanding under its floor plan financing arrangement with GMAC. GMAC permits the Company to earn interest on overnight funds deposited by the Company with GMAC at the prime rate less 0.90%. The Company is permitted to earn interest on overnight funds of up to 10% of the amount borrowed under its floor plan financing arrangement with GMAC.

Substantially all of the Company’s new construction equipment purchases are financed by John Deere and Citicapital. The Company finances substantially all of the purchase price of its new equipment inventory under its floor plan facilities. The agreement with John Deere provides an interest free financing period after which time the amount financed is required to be paid in full. When construction equipment is sold prior to the expiration of the interest free period, the Company is required to repay the principal within approximately ten days of the sale. If the equipment financed by John Deere is not sold within the interest free period, it is transferred to the Citicapital floor plan arrangement. The Company makes principal payments for sold inventory to Citicapital on the 15th day of each month. Used and rental equipment is financed to a maximum book value under a floor plan arrangement with Citicapital. The Company makes monthly interest payments on the amount financed and is required to commence loan principal repayments on rental equipment as book value reduces. Principal payments for sold used equipment are made on the 15th day of each month following the sale. The loans are collateralized by a lien on the equipment. The Company’s floor plan agreements limit the aggregate amount of borrowings based on the book value of new and used equipment units. As of December 31, 2004, the Company’s floor plan arrangement with Citicapital permits the financing of up to $10.5 million in construction equipment. On December 31, 2004, the Company had $1.6 million outstanding under its floor plan financing arrangements with John Deere and $6.6 million outstanding under its floor plan financing arrangement with Citicapital.

Cyclicality

The Company’s business, as well as the entire retail heavy-duty truck industry, is dependent on a number of factors relating to general economic conditions, including fuel prices, interest rate fluctuations, economic recessions, government regulation and customer business cycles. Unit sales of new trucks have historically been subject to substantial cyclical variation based on these general economic conditions. According to R.L. Polk, industry-wide domestic retail sales of Class 8 trucks resulted in approximately 200,000 new Class 8 truck registrations in 2004. A.C.T. Research forecasts U.S. heavy-duty new truck sales to increase to approximately 250,000 units during 2005. Through geographic expansion, concentration on higher margin parts and service operations and diversification of its customer base, the Company believes it can reduce the negative impact on the Company of adverse general economic conditions or cyclical trends affecting the heavy-duty truck industry.

Effects of Inflation

The Company believes that the relatively moderate rates of inflation over the last few years have not had a significant impact on revenues or profitability. The Company does not expect inflation to have any near-term material effects on the sale of its products and services.

Off-Balance Sheet Arrangements

The Company does not have off-balance sheet arrangements as of December 31, 2004.

Contractual Obligations

The Company has certain contractual obligations that will impact its short and long-term liquidity. At December 31, 2004, such obligations were as follows:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
			(in thousands)
Long-Term Debt Obligations(1)	$96,056	$16,083	$24,027	$19,641	$36,305
Operating Lease Obligations(2)	33,844	7,943	12,001	7,549	6,351
Interest expense on fixed rate debt(3)	17,773	4,815	7,264	4,780	914
Interest expense on variable rate debt(3)	4,206	890	1,572	1,414	330
Total	$151,879	$29,731	$44,864	$33,384	$43,900

(1)	Refer to Note 9 of Notes to Consolidated Financial Statements.
(2)	Refer to Note 12 of Notes to Consolidated Financial Statements.
(3)

In computing interest expense, the Company used its weighted average interest rate outstanding on fixed rate debt to estimate its interest expense on fixed rate debt. The Company used its weighted average variable rate outstanding on variable rate debt and added 0.25 percent per year to estimate its interest expense on variable rate debt.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Market risk represents the risk of loss that may impact the financial position, results of operations, or cash flows of the Company due to adverse changes in financial market prices, including interest rate risk, and other relevant market rate or price risks.

The Company is exposed to some market risk through interest rates, related to our floor plan borrowing arrangements, variable rate debt and discount rates related to finance sales. Floor plan borrowings are based on the prime rate of interest and are used to meet working capital needs. As of December 31, 2004, the Company had floor plan borrowings of approximately $168.0 million. Assuming an increase in the prime rate of interest of 100 basis points, interest expense could increase by approximately $1.7 million. The interest rate variability on all other debt would not have a material adverse effect on the Company’s financial statements. The Company provides all customer financing opportunities to various finance providers. The Company receives all finance charges in excess of a negotiated discount rate from the finance providers in the month following the date of the financing. The negotiated discount rate is variable, thus subject to interest rate fluctuations. This interest rate risk is mitigated by the Company’s ability to pass discount rate increases to customers through higher financing rates.

The Company is also exposed to some market risk through interest rates related to the investment of our current cash and cash equivalents of $158.2 million at December 31, 2004. The Company used $55.0 million of these funds for the ATS acquisition on January 3, 2005, leaving $103.2 million available for investment. These funds are generally invested in highly liquid money market accounts, government-sponsored enterprises and corporate bonds that do not expose the Company to a loss of principal. As such instruments mature and the funds are reinvested, we are exposed to changes in market interest rates. This risk is mitigated as a result of management’s ongoing evaluation of the best investment rates available for current and noncurrent high quality investments. If market interest rates were to increase or decrease immediately and uniformly by 50 basis points, based on the Company’s excess cash on January 3, 2005 of $103.2 million, the Company’s interest income could correspondingly increase or decrease by approximately $0.5 million. We have not used derivative financial instruments in our investment portfolio.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Rush Enterprises, Inc.:

We have audited the accompanying consolidated balance sheets of Rush Enterprises, Inc. (a Texas corporation) and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Rush Enterprises, Inc. and subsidiaries at December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Rush Enterprises, Inc.’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 4, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Antonio, Texas

March 4, 2005

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2003 AND 2004

(In Thousands, Except Shares and Per Share Amounts)

	December 31,	December 31,
	2003	2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$34,389	$158,175
Accounts receivable	24,492	30,296
Inventories	137,423	189,792
Prepaid expenses and other	1,122	1,418
Assets held for sale	8,824	—
Deferred income taxes	2,863	1,544

Total current assets	209,113	381,225

PROPERTY AND EQUIPMENT, net	114,477	138,953

OTHER ASSETS, net	43,288	45,755

Total assets	$366,878	$565,933

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Floor plan notes payable	$108,235	$168,002
Current maturities of long-term debt	23,767	16,083
Advances outstanding under lines of credit	17,732	2,434
Trade accounts payable	16,170	16,970
Accrued expenses	29,096	39,495
Total current liabilities	195,000	242,984

LONG-TERM DEBT, net of current maturities	66,261	79,973

DEFERRED INCOME TAXES, net	16,911	20,169

SHAREHOLDERS’ EQUITY:
Preferred stock, par value $.01 per share; 1,000 shares authorized; 0 shares outstanding in 2003and 2004	—	—
Common stock, par value $.01 per share; 50,000,000 shares authorized; 14,042,304 shares outstanding in 2003and 23,896,976 outstanding in 2004	140	239
Additional paid-in capital	39,337	156,423
Retained earnings	49,229	66,145

Total shareholders’ equity	88,706	222,807

Total liabilities and shareholders’ equity	$366,878	$565,933

The accompanying notes are an integral part of these consolidated financial statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2002, 2003 AND 2004

(In Thousands, Except Per Share Amounts)

	2002	2003	2004

REVENUES:
New and used truck sales	$488,456	$501,757	$738,225
Parts and service	211,478	249,818	285,206
Construction equipment sales	24,324	28,263	32,305
Lease and rental	25,277	25,847	27,193
Finance and insurance	5,448	6,286	7,909
Other	2,164	3,361	4,141

Total revenues	757,147	815,332	1,094,979

COST OF PRODUCTS SOLD:
New and used truck sales	450,918	466,396	684,724
Parts and service	125,084	151,373	177,250
Construction equipment sales	21,482	25,158	28,114
Lease and rental	18,458	19,155	19,749

Total cost of products sold	615,942	662,082	909,837

GROSS PROFIT	141,205	153,250	185,142

SELLING, GENERAL AND ADMINISTRATIVE	111,721	124,207	141,947

DEPRECIATION AND AMORTIZATION	8,594	8,929	9,119

OPERATING INCOME	20,890	20,114	34,076

INTEREST INCOME (EXPENSE):
Interest income	239	290	782
Interest expense	(6,738)	(6,638)	(6,732)
Total interest expense, net	(6,499)	(6,348)	(5,950)

GAIN ON SALE OF ASSETS	155	1,984	624

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	14,546	15,750	28,750

PROVISION FOR INCOME TAXES	5,818	6,300	11,574

INCOME FROM CONTINUING OPERATIONS	8,728	9,450	17,176

(LOSS) FROM DISCONTINUED OPERATIONS, NET	(10,472)	(621)	(260)

NET INCOME (LOSS)	$(1,744)	$8,829	$16,916

EARNINGS PER SHARE (Note 14):
EARNINGS (LOSS) PER COMMON SHARE - BASIC
Income from continuing operations	$0.62	$0.67	$1.10
Net income (loss)	$(0.12)	$0.63	$1.08
EARNINGS (LOSS) PER COMMON SHARE - DILUTED
Income from continuing operations	$0.60	$0.63	$1.03
Net income (loss)	$(0.12)	$0.59	$1.02

The accompanying notes are an integral part of these consolidated financial statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2002, 2003 AND 2004

(In Thousands)

	Common Stock
	Shares	$.01	Additional
	Issued and	Par	Paid-In	Retained
	Outstanding	Value	Capital	Earnings

BALANCE, December 31, 2001	14,004	$140	$39,155	$42,144

NET (LOSS)	—	—	—	(1,744)

BALANCE, December 31, 2002	14,004	140	39,155	40,400

EXERCISE OF EMPLOYEE STOCK OPTIONS	38		182
NET INCOME	—	—	—	8,829

BALANCE, December 31, 2003	14,042	140	39,337	49,229

EXERCISE OF EMPLOYEE STOCK OPTIONS (including tax benefit of $3,364)	1,105	11	7,976
ISSUANCE OF CLASS A COMMON STOCK	8,750	88	109,110
NET INCOME	—	—	—	16,916

BALANCE, December 31, 2004	23,897	$239	$156,423	$66,145

The accompanying notes are an integral part of these consolidated financial statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2002, 2003 AND 2004

(In Thousands)

	2002	2003	2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Income from continuing operations	$8,728	$9,450	$17,176
Adjustments to reconcile net income to net cash provided by (used in) operating activities, net of acquisitions-(Loss) from discontinued operations	(10,472)	(621)	(260)
Depreciation and amortization	15,846	15,542	15,923
Gain on sale of property and equipment	(557)	(1,444)	(1,801)
Provision for deferred income tax expense	(659)	3,703	4,149
Tax benefit realized from exercise of stock options	—	—	3,364
Net charges related to discontinued operations	11,972	—	400
Change in accounts receivable, net	1,468	1,043	(5,804)
Change in inventories	(12,741)	(13,154)	(49,692)
Change in prepaid expenses and other, net	(520)	642	(296)
Change in trade accounts payable	(202)	1,088	800
Change in accrued expenses	3,105	82	10,399

Net cash provided by operating activities	15,968	16,331	(5,642)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(16,526)	(18,772)	(44,566)
Proceeds from the sale of property and equipment	3,946	7,521	14,129
Business acquisitions	—	(5,547)	(3,500)
Change in other assets	929	(33)	(897)

Net cash used in investing activities	(11,651)	(16,831)	(34,834)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	21,777	19,230	40,463
Payments on long-term debt	(25,031)	(24,118)	(34,435)
Draws on floor plan notes payable, net	3,988	19,590	59,767
Draws (payments) on lines of credit, net	(64)	(4,663)	(15,298)
Issuance of shares relating to employee stock options	—	182	4,623
Issuance of 8,750,000 shares relating to the public offering, net of the related expenses	—	—	109,198
Debt issuance costs	(76)	(95)	(56)

Net cash provided by financing activities	594	10,126	164,262

NET INCREASE IN CASH AND CASH EQUIVALENTS	4,911	9,626	123,786

CASH AND CASH EQUIVALENTS, beginning of year	19,852	24,763	34,389

CASH AND CASH EQUIVALENTS, end of year	$24,763	$34,389	$158,175

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for-
Interest	$8,176	$7,086	$7,807

Income taxes	$824	$1,487	$4,788

The accompanying notes are an integral part of these consolidated financial statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.               ORGANIZATION AND OPERATIONS:

Rush Enterprises, Inc. (the “Company”) was incorporated in June 1996 under the laws of the State of Texas. The Company, founded in 1965, now operates a Heavy-Duty Truck segment and a Construction Equipment segment. The Heavy-Duty Truck segment operates a regional network of 38 truck centers that provide an integrated one-stop source for the trucking needs of its customers, including retail sales of new Peterbilt and used heavy-duty trucks; parts, service and body shop facilities; and financial services, including assisting in the financing of new and used truck purchases, insurance products and truck leasing and rentals. The Company’s truck centers are located in areas on or near major highways in Alabama, Arizona, California, Colorado, Florida, New Mexico, Oklahoma, and Texas. The Construction Equipment segment, formed during 1997, operates a John Deere equipment center in Houston, Texas. A portion of this segment, that operated five John Deere Equipment Centers in Michigan, was discontinued during 2002 (see Note 3). Dealership operations include the retail sale of new and used equipment, aftermarket parts and service facilities, equipment rentals and the financing of new and used equipment (see Note 19).

In February 2003, the Company acquired the common stock of Orange County Truck and Trailers, Inc. (“Orange County”), a Peterbilt dealer in central Florida. The acquisition provided Rush with the right to sell Peterbilt trucks and parts from three new locations in central Florida, including Orlando, Haines City, and Tampa. The transaction was valued at approximately $5.4 million, with the purchase price paid in cash.

In April 2003, the Company purchased substantially all of the assets of Peterbilt of Mobile, Inc., which consisted of a dealership in Mobile, Alabama. Peterbilt of Mobile, Inc.’s primary line of business is the sale of new Peterbilt and used heavy-duty trucks, parts and service. The transaction was valued at approximately $1.4 million, with the purchase price paid in cash.

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

Effective at the close of business on July 9, 2002 (the “Record Date”), pursuant to action taken by the shareholders at the Annual Meeting of the Company held July 9, 2002, and described in the Proxy Statement dated May 15, 2002, the Board of Directors of the Company reclassified the outstanding common stock, $0.01 par value per share (the “Old Common Stock”), as Class B Common Stock, $0.01 par value per share (the “Class B Common Stock”), and declared a stock dividend of one share of a new Class A Common Stock, $.01 par value per share (the “Class A Common Stock”), for each share of Class B Common Stock held by shareholders of record on the Record Date. Each share of Class A Common Stock ranks substantially equal to each share of Class B Common Stock with respect to receipt of any dividends or distributions declared on shares of common stock and the right to receive proceeds on liquidation or dissolution of the Company after payment of the Company’s indebtedness and liquidation preference payments to holders of preferred shares. However, holders of Class A Common Stock have 1/20th of one vote per share on all matters requiring a shareholder vote, while holders of Class B Common Stock have one vote per share on all matters requiring a shareholder vote. The Company’s stock trades on The NASDAQ National Market® under the symbols RUSHA and RUSHB. Prior to the reclassification and stock dividend, the Company had 7,002,044 shares of Old Common Stock outstanding. Additionally, all stock option information in Note 13 has been adjusted to reflect the above transaction for all periods presented. The adjustment caused each option outstanding prior to July 9, 2002 to become an option to purchase Class A Common Stock and an option to purchase Class B Common Stock, each with an exercise price of 50% of the exercise price of the option originally granted.

All significant interdivision and intercompany accounts and transactions have been eliminated in consolidation. Certain prior period balances have been reclassified for comparative purposes.

2.               SIGNIFICANT ACCOUNTING POLICIES:

Estimates in Financial Statements

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

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

	2003	2004	Estimated Life (Years)

Land	$15,698	$19,696	—
Buildings and improvements	42,239	47,679	31 - 39
Leasehold improvements	9,053	9,375	7 - 15
Machinery and shop equipment	16,721	17,059	5 - 7
Furniture and fixtures	19,133	17,393	5 - 7
Transportation equipment	16,598	21,501	2 - 5
Leasing vehicles	51,033	59,810	4 - 8
Construction in progress	2,288	5,792
Accumulated depreciation and amortization	(58,286)	(59,352)

Total	$114,477	$138,953

Allowance for Doubtful Receivables and Repossession Losses

The Company provides an allowance for doubtful receivables and repossession losses after considering historical loss experience and other factors that might affect the collection of accounts receivable and the ability of customers to meet their obligations on finance contracts sold by the Company.

Other Assets

Other assets consist primarily of goodwill related to acquisitions of approximately $42.5 million as of December 31, 2003 and $43.6 million as of December 31, 2004. During 2003 and 2004, the Company acquired goodwill related to acquisitions of $4.3 million and $1.1 million, respectively. Other assets also include a long-term deferred tax asset of $0.4 million and notes receivable of $1.0 million at December 31, 2004. The Company recognizes interest income on notes receivable monthly as earned. Accumulated amortization of other assets at December 31, 2003 was approximately $4.6 million. At December 31, 2004, accumulated amortization of other assets was approximately $4.7 million. The Company annually assesses the appropriateness of the asset valuations of other assets and the related amortization period as applicable.

Financial Accounting Standards Board (“FASB”) Statement No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, “Intangible Assets.” SFAS 142 addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. SFAS 142 also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The provisions of SFAS 142 became effective January 1, 2002. The Company has completed its impairment review for goodwill related to continuing operations at December 31, 2004 and recorded no impairment charges in its financial statements. However, the Company is exposed to the possibility that changes in market conditions could result in significant impairment charges in the future, thus resulting in a potential increase in earnings volatility.

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

Revenue Recognition Policies

Income on the sale of vehicles and construction equipment (collectively, “unit”) is recognized when the seller and customer execute a purchase contract, delivery has occurred and there are no significant uncertainties related to financing or collectibility. Finance income related to the sale of a unit is recognized over the period of the respective finance contract, based on the effective interest rate method, if the finance contract is retained by the Company. During 2002, 2003 and 2004, no finance contracts were retained for any significant length of time by the Company but were generally sold, with limited recourse, to certain finance companies concurrent with the sale of the related unit. Gain or loss is recognized by the Company upon the sale of such finance contracts to the finance companies, net of a provision for estimated repossession losses and early repayment penalties. Lease and rental income is recognized over the period of the related lease or rental agreement. Parts and services revenue is earned at the time the Company sells the parts to its customers or at the time the Company completes the service work order related to service provided to the customer’s unit. Payments received on prepaid maintenance plans are deferred as a component of accrued expenses and recognized as income when the maintenance is performed.

Cost of Sales

For the Company’s new and used truck and construction equipment operations and its parts operations, cost of sales consists primarily of the Company’s actual purchase price, less manufacturer’s incentives, for new and used trucks and construction equipment and parts. For the Company’s service and body shop operations, technician labor cost is the primary component of cost of sales. For the Company’s rental and leasing operations, cost of sales consists primarily of depreciation and interest expense on the portion of the lease and rental fleet owned by the Company, rent and interest expense on the portion of the lease and rental fleet leased by the Company, and the maintenance cost of the lease and rental fleet. There are no costs of sales associated with the Company’s finance and insurance revenue or other revenue.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of incentive-based compensation for sales, finance and general management personnel, salaries for administrative personnel and expenses for rent, marketing, insurance, utilities, shipping and handling costs and other general operating purposes.

Stock Options

In October 1995, Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), was issued. SFAS 123 defines a fair value based method of accounting for employee stock options or similar equity instruments and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. Under the fair value based method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period of the award, which is usually the vesting period. However, SFAS 123 also allows entities to continue to measure compensation costs for employee stock compensation plans using the intrinsic value method of accounting prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Because the Company elected to continue to follow APB 25, SFAS 123 requires disclosure of pro forma net income and earnings per share as if the new fair value accounting method were adopted.

If the Company had adopted the fair value accounting method under SFAS 123, the Company’s net income and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share amounts):

	2002	2003	2004
Income from continuing operations
As reported	$8,728	$9,450	$17,176
Stock based employee costs, net of tax effects	1,045	845	979
Pro forma	7,683	8,605	16,197
Basic earnings per share—
As reported	$0.62	$0.67	$1.10
Pro forma	0.55	0.61	1.03
Diluted earnings per share—
As reported	$0.60	$0.63	$1.03
Pro forma	0.53	0.57	0.98
Net income
As reported	$(1,744)	$8,829	$16,916
Stock based employee costs, net of tax effects	1,045	845	979
Pro forma	(2,789)	7,984	15,937
Basic earnings per share—
As reported	$(0.12)	$0.63	$1.08
Pro forma	(0.20)	0.57	1.02
Diluted earnings per share—
As reported	$(0.12)	$0.59	$1.02
Pro forma	(0.19)	0.53	0.96

The fair value of these options was estimated using a Black-Scholes option pricing model with a risk-free interest rate of 6.0% for 2002, a range of 3.65% to 4.2% for 2003, and a range of 3.14% to 3.84% for 2004, volatility factor range of 1.792 to 1.877 for 2002, a range of .433 to .471 for 2003, and a range of .299 to .499 for 2004, a dividend yield of 0%, and an expected option life of seven years for 2002, 2003 and 2004.

Advertising Costs

The Company charges advertising costs to expense as incurred. Advertising and marketing expense related to operations was $1.3 million for fiscal year 2002, $1.4 million for fiscal year 2003, and $1.5 million for fiscal year 2004. Advertising and marketing expense is included in selling, general and administrative expense.

Statement of Cash Flows

Cash and cash equivalents generally consist of cash and other money market instruments. The Company considers any temporary investments that mature in three months or less when purchased to be cash equivalents for reporting cash flows.

Recent Accounting Pronouncements

In January 2003, FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), and in December 2003 issued a revised interpretation (“FIN 46R”). FIN 46 and FIN 46R address the accounting for, and disclosure of, investments in variable interest entities. The Company adopted FIN 46 and FIN 46R, which did not have a material impact on our financial position or results of operations.

In April 2003, FASB issued Statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS 149”). This statement amends SFAS 133 to provide clarification on the financial accounting and reporting of derivative instruments and hedging activities and requires contracts with similar characteristics to be accounted for on a comparable basis. The Company adopted SFAS 149 for all contracts entered into or modified after June 30, 2003 and it did not have a material impact on our financial condition or results of operations.

On May 15, 2003, FASB issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). The statement established standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. SFAS 150 must be applied immediately to instruments entered into or modified after May 31, 2003. The Company adopted SFAS 150 and it did not have a material impact on our financial position or results of operations.

On December 16, 2004, the FASB issued Statement No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), which is a revision of SFAS 123. SFAS 123(R) supersedes APB 25 and amends FASB Statement No. 95, “Statement of Cash Flows.” Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. SFAS 123(R) must be adopted no later than July 1, 2005. Early adoption will be permitted in periods in which financial statements have not yet been issued. We expect to adopt SFAS 123(R) on July 1, 2005.

As currently permitted by SFAS 123, the Company accounts for share-based payments to employees using APB 25’s intrinsic value method and generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS 123(R)’s fair value method will have a significant impact on our result of operations, but it is not expected to have a significant impact on our overall financial position. The impact of adopting of SFAS 123(R) on our future results of operations cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS 123(R) in prior periods, the impact would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net income and earnings per share in Note 2 to our consolidated financial statements. SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation costs to be reported as a financing cash flow rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption of SFAS 123(R). While the Company cannot accurately estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions were $0 in 2003 and $3.4 million in 2004.

3.               DISCONTINUED OPERATIONS

On November 12, 2002, the Company announced that it would sell its Michigan John Deere construction equipment stores as a result of continuing deterioration in the Michigan construction equipment market and its location in regards to the Company’s other operations and its plans for future expansion. The sale of the Michigan construction equipment stores was substantially complete at December 31, 2002. Prior to the sale, the Michigan construction equipment stores were part of the Company’s Construction Equipment segment. The Construction Equipment segment has been restated for all periods presented to exclude the Michigan stores.

On November 12, 2002 the Company decided to discontinue its Retail segment, which operated three farm and ranch retail stores in Seguin, Hockley and Denton, Texas. The Company decided that the Retail segment did not fit into its long-term plans of growing its core heavy-duty truck and construction equipment businesses. The Denton store was closed in December 2002; the Hockley store began liquidating inventory during November 2002 and completed the liquidation on March 9, 2003. The Company sold the Seguin store and the Hockley real estate in the fourth quarter of 2004. As a result of these actions, the Retail segment will no longer be reported as a separate business segment.

As a result of these decisions, the Company recognized nonrecurring and unusual charges, net of income tax benefits, of $8.3 million ($0.58 per diluted share) in the fourth quarter of 2002. The $8.3 million in charges recorded in the fourth quarter of 2002 included charges, net of income tax benefits, of approximately $2.5 million related to the Michigan John Deere construction equipment stores sold during December 2002. The remaining $5.8 million in charges relate to the closing, liquidation and pending sale of Retail segment stores described above. These charges are included in discontinued operations in the Company’s consolidated statements of income in accordance with SFAS 144. In addition, the results of operations of these businesses have been classified as discontinued operations in the Company’s consolidated statements of income for all periods presented. Similarly, certain assets of these businesses have been separately identified in the consolidated balance sheet as being held for sale. The Company sold these assets in the fourth quarter of 2004. In accordance with SFAS 144, depreciation and amortization expense were not recorded with respect to the assets of these businesses. Net sales and earnings (loss) before income taxes related to the discontinued businesses were as follows (in thousands):

	2002	2003	2004
Michigan Construction Equipment Stores
Net Sales	$37,407	$251	$—

Earnings (loss) before income taxes:
Results of operations from discontinued operations	(1,425)	—	—
Charges related to discontinued operations	(4,128)	—	—
(Loss) before income taxes	(5,553)	—	—
Income tax benefit (expense)	2,222	—	—
Net (loss) from discontinued operations	$(3,331)	$—	$—

Retail Segment Stores (D&D)
Net Sales	$39,571	$17,298	$11,746

Earnings (loss) before income taxes:
Results of operations from discontinued operations	(2,119)	(1,035)	209
Charges related to discontinued operations	(9,007)	—	(58)
Income (Loss) before income taxes	(11,126)	(1,035)	151
Income tax benefit (expense)	3,985	414	(411)
Net (loss) from discontinued operations	$(7,141)	$(621)	$(260)

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

The 2004 D&D charges related to discontinued operations include a $0.4 million charge for the disposal of the real estate in Hockley, Texas and a $0.3 million gain on the sale of the Seguin real estate, inventory and other assets. The $0.4 million income tax expense is primarily related to tax expense recorded to establish a reserve for the estimated unusable portion of D&D’s stated net operating loss carry forward.

The major classes of assets of the discontinued operations classified as held for sale and included in the consolidated balance sheet were as follows (in thousands):

	2003	2004

Inventories	$2,496	$—

Property and equipment, net	6,328	—

Assets held for sale	$8,824	$—

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

Distributor

Expiration Dates

Peterbilt	December 2005 to January 2008
John Deere	Indefinite

These agreements, as well as agreements with various other Distributors, impose a number of restrictions and obligations on the Company, including restrictions on a change in control of the Company and the maintenance of certain required levels of working capital. Violation of these restrictions could result in the loss of the Company’s right to purchase the Distributor’s products and use the Distributor’s trademarks. As of December 31, 2004, the Company’s management believes it was in compliance with all the restrictions and obligations of its dealership agreements.

The Company purchases its new Peterbilt vehicles and most of its parts from PACCAR, the maker of Peterbilt trucks and parts, at prevailing prices charged to all franchised dealers. Sales of new Peterbilt trucks accounted for 98%, 95% and 93% of the Company’s new vehicle sales for the years ended December 31, 2002, 2003 and 2004, respectively.

The Company purchases most of its new construction equipment and parts from John Deere at prevailing prices charged to all franchised dealers. Sales of new John Deere equipment accounted for 91%, 93% and 84% of the Company’s new equipment sales for the years ended December 31, 2002, 2003 and 2004, respectively.

Primary Lenders

The Company purchases its new and used truck and construction equipment inventories with the assistance of floor plan financing programs offered by various financial institutions and John Deere. The financial institution the Company uses for truck inventory purchases also provides the Company with a line of credit that allows the Company to borrow up to $13.5 million and with notes on certain real estate properties. The floor plan agreement with the financial institution the Company uses for truck inventory purchases provides that such agreement may be terminated at the option of the lender with notice of 120 days.

The floor plan agreement with one of the financial institutions used for construction equipment purchases expires in December 2005. Additional floor plan financing is provided by John Deere pursuant to the Company’s equipment dealership agreement. These agreements provide that the occurrence of certain events will be considered events of default. There were no known events of default as of December 31, 2004. In the event that the Company’s financing becomes insufficient, or its relationship with the current primary lenders terminates, the Company would need to obtain similar financing from other sources. Management believes it can obtain additional floor plan financing or alternative financing if necessary.

The Company’s debt agreements include certain restrictive covenants. The Company was in compliance with these and all debt covenants as of December 31, 2004.

Concentrations of Credit Risks

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. The Company places its cash and cash equivalents with what it considers to be quality financial institutions. At December 31, 2004, the Company had deposits in excess of federal insurance totaling approximately $154.6 million.

Concentrations of credit risk with respect to trade receivables are reduced because a large number of geographically diverse customers make up the Company’s customer base, thus spreading the trade credit risk. A majority of the Company’s business, however, is concentrated in the United States heavy-duty trucking and construction equipment markets and related aftermarkets. The Company controls credit risk through credit approvals and by selling certain trade receivables without recourse. After the Company enters into a finance contract, the Company generally sells the contracts to a third party. These finance contracts are sold both with and without recourse. A majority of the Company’s finance contracts are sold without recourse. The Company provides an allowance for doubtful receivables and a reserve for repossession losses related to finance contracts sold. Historically, the Company’s allowance and reserve has covered future losses.

5.               ACCOUNTS RECEIVABLE:

The Company’s accounts receivable, net, consisted of the following (in thousands):

	December 31,
	2003	2004

Trade accounts receivable from sale of vehicles and construction equipment	$12,122	$16,002
Other trade receivables	3,982	6,161
Warranty claims	3,457	3,017
Other accounts receivable	5,381	5,466
Less allowance for doubtful receivables	(450)	(350)

Total	$24,492	$30,296

For the years ended December 31, 2002, 2003 and 2004, the Company had no significant related-party sales.

6.               INVENTORIES:

The Company’s inventories consisted of the following (in thousands):

	December 31,
	2003	2004

New vehicles	$79,871	$120,733
Used vehicles	11,600	17,995
Construction equipment - new	4,505	7,800
Construction equipment - used	657	1,010
Construction equipment - rental	913	—
Parts and accessories	39,476	41,897
Other	1,424	1,833
Less allowance	(1,023)	(1,476)

Total	$137,423	$189,792

The Company recognized $1.3 million of pretax new and used vehicle inventory valuation losses during 2003 and $0.4 million of pretax used vehicle inventory valuation losses during 2004.

7. VALUATION ACCOUNTS

Valuation and allowance accounts include the following (in thousands):

	December 31,
	2002	2003	2004

Balance at the Beginning of Year	$1,911	$1,426	$1,473

Net Charged to Costs and Expenses	404	1,450	1,403

Net Write-Offs	(889)	(1,403)	(1,050)

Balance at the End of Year	$1,426	$1,473	$1,826

Allowance for Doubtful Receivables

The Company provides an allowance for uncollectible warranty receivables. The Company evaluates the collectibility of its warranty claims receivable based on a combination of factors, including aging and correspondence with the applicable manufacturer. Management reviews the warranty claims receivable aging and adjusts the allowance based on historical experience. The Company records charge-offs related to warranty receivables on an as-needed basis. The Company sells a majority of its customer accounts receivable to a third party that is responsible for qualifying the customer for credit at the point of sale. All credit risk is assumed by the third party; therefore, the Company provides no allowance for customer accounts receivable.

Inventory

The Company provides a reserve for obsolete and slow moving parts. The reserve is reviewed and, if necessary, adjustments are made on a quarterly basis. The Company relies on historical information to support its reserve. Once the inventory is written down, the Company does not adjust the reserve balance until the inventory is sold. The Company recognized $121,000 of pretax parts valuation losses for obsolete and slow moving parts during 2003 and $131,000 during 2004.

The valuation for new and used truck inventory is based on specific identification. A detail of new and used truck inventory is reviewed and, if necessary, adjustments to the value of specific units are made on a quarterly basis. The Company recognized $1.3 million of pretax new and used vehicle inventory valuation losses during 2003 and $0.4 million of pretax used vehicle inventory valuation losses during 2004.

8.               FLOOR PLAN NOTES PAYABLE AND LINES OF CREDIT:

Floor Plan Notes Payable

Floor plan notes are financing agreements to facilitate the Company’s purchase of new and used trucks and construction equipment. These notes are collateralized by the inventory purchased and accounts receivable arising from the sale thereof. The Company’s floor plan notes have interest rates based on the prime rate or LIBOR, as defined in the agreements. The interest rates applicable to these agreements ranged from approximately 4.6% to 5.29% as of December 31, 2004. Amounts borrowed under these agreements are due when the related truck or construction equipment inventory (collateral) is sold and the sales proceeds are collected by the Company, or in the case of construction equipment rentals, when the carrying value of the equipment is reduced. These agreements may be modified, suspended or terminated by the lender as described in Note 4.

The Company’s floor plan agreement with its primary truck lender limits the borrowing capacity based on the number of new and used trucks that may be financed. As of December 31, 2004, the aggregate amount of unit capacity for new trucks was 1,542 and the aggregate amount of unit capacity for used trucks was 540; the availability for new trucks was 257 and the availability for used trucks was 132.

The Company’s floor plan agreement with one of its construction equipment lenders is based on the book value of the Company’s construction equipment inventory. As of December 31, 2004, the aggregate amount of borrowing capacity with this lender was $10.5 million, with approximately $6.6 million outstanding. Additional amounts are available under the Company’s John Deere dealership agreement. At December 31, 2004, approximately $1.6 million was outstanding pursuant to the John Deere dealership agreement.

Amounts of collateral as of December 31, 2003 and 2004 were as follows (in thousands):

	December 31,
	2003	2004
Inventories, new and used trucks and construction equipment at cost based on specific identification	$97,546	$147,538
Truck and construction equipment sale related accounts receivable	12,122	16,002
Cash held for floor plan payment related to receipts from truck sales	—	10,262

Total	$109,668	$173,802

Floor plan notes payable	$108,235	$168,002

Lines of Credit

The Company has a separate line of credit agreement with a financial institution that provides for an aggregate maximum borrowing of $13.5 million, with advances generally limited to 75% of the Company’s new parts inventory. Advances bear interest at prime less 0.5%, which was 4.75% on December 31, 2004. Advances under the line-of-credit agreement are secured by new parts inventory. The line of credit agreement contains financial covenants. The Company was in compliance with these covenants on December 31, 2004. Either party may terminate the agreement with 30 days written notice. As of December 31, 2003, advances outstanding under this line-of-credit agreement amounted to $13.5 million. As of December 31, 2004, advances outstanding under this line-of-credit amounted to $10,000 with $13.49 million available for future borrowings. This line is discretionary and may be modified, suspended or terminated at the election of the lender. The Company has three additional separate secured lines of credit that provide for an aggregate maximum borrowing of $15.9 million. Advances outstanding under these secured lines of credit in aggregate were $2.4 million, with an additional $4.2 million pledged to secure various letters of credit related to self-insurance products, leaving $9.3 million available for future borrowings as of December 31, 2004.

9.               LONG-TERM DEBT:

Long-term debt was comprised of the following (in thousands):

	December 31,
	2003	2004

Variable interest rate term notes	$9,740	$15,859
Fixed interest rate term notes	80,288	80,197

Total debt	90,028	96,056

Less- Current maturities	(23,767)	(16,083)

Total	$66,261	$79,973

As of December 31, 2004, debt maturities were as follows (in thousands):

2004	$16,083
2005	12,856
2006	11,171
2007	9,885
2008	9,756
Thereafter	36,305

Total	$96,056

The interest rates on the Company’s variable interest rate notes are based on LIBOR and the prime rate on December 31, 2004. Interest rates on the notes ranged from approximately 4.14% to 5.25% on December 31, 2004. Payments on the notes range from $2,667 to $67,000 per month, plus interest. Maturities of these notes range from March 2006 to April 2014.

The Company’s fixed interest rate notes are primarily with financial institutions and had interest rates ranging from approximately 3.83% to 10.79% on December 31, 2004. Payments on the notes range from $167 to $25,333 per month, plus interest. Maturities of these notes range from January 2005 to January 2016.

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

11.         DEFINED CONTRIBUTION PLAN:

The Company has a defined contribution plan (the “Rush Plan”), which is available to all Company employees and the employees of certain affiliates. Each employee who has completed 90 days of continuous service is entitled to enter the Rush Plan on the first day of the following month. Participating employees may contribute from 1% to 50% of total gross compensation. However, certain higher paid employees are limited to a maximum contribution of 15% of total gross compensation. For the first 10% of an employee’s contribution, the Company, at its discretion, may contribute an amount equal to 25% of the employees’ contributions for those employees with less than five years of service and an amount equal to 50% of the employees’ contributions for those employees with more than five years of service. During the year ended December 31, 2002, the Company incurred expenses of approximately $1.5 million related to the Rush Plan. During the year ended December 31, 2003, the Company incurred expenses of approximately $1.6 million related to the Rush Plan. During the year ended December 31, 2004, the Company incurred expenses of approximately $1.8 million related to the Rush Plan.

The Company currently does not provide any postretirement benefits nor does it provide any postemployment benefits.

12.         LEASES:

Vehicle Leases

The Company leases vehicles primarily over periods ranging from one to ten years under operating lease arrangements. These vehicles are subleased by the Company to customers under various agreements. Generally, the Company is required to incur all operating costs and pay a minimum rental and an excess mileage charge based on maximum mileage over the term of the lease. Vehicle lease expenses for the years ended December 31, 2002, 2003 and 2004, were approximately $5.0 million, $5.3 million and $6.0 million, respectively.

Minimum rental commitments for noncancelable vehicle leases in effect on December 31, 2004, are as follows (in thousands):

2005	$5,249
2006	4,586
2007	3,936
2008	3,139
2009	2,352
Thereafter	2,835

Total	$22,097

Customer Vehicle Leases

A division of the Company leases both owned and leased vehicles to customers primarily over periods of one to ten years under operating lease arrangements. The leases require a minimum rental payment and a contingent rental payment based on mileage. Rental income during the years ended December 31, 2002, 2003 and 2004 consisted of minimum rental payments of approximately $12.5 million, $13.7 million and $15.4 million, respectively, and contingent rentals payments of approximately $3.0 million, $3.0 million and $2.9 million, respectively. Minimum lease payments to be received for noncancelable leases and subleases in effect at December 31, 2004, are as follows (in thousands):

2005	$15,312
2006	12,839
2007	10,717
2008	8,514
2009	5,670
Thereafter	5,342

Total	$58,394

As of December 31, 2003 and 2004, the Company had $32.1 million (net of accumulated depreciation of $18.9 million) and $39.4 million (net of accumulated depreciation of $20.4 million), respectively, of leasing vehicles included in property and equipment.

Other Leases - Land and Buildings

The Company leases various assets under operating leases, which expire at various times through 2023. Rental expense for the years ended December 31, 2002, 2003 and 2004, was $1.8 million, $2.2 million and $2.6 million, respectively. Future minimum lease payments under noncancelable leases at December 31, 2004, are as follows (in thousands):

2005	$2,694
2006	2,195
2007	1,284
2008	1,212
2009	846
Thereafter	3,516

Total	$11,747

13.         STOCK OPTIONS AND STOCK PLANS:

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

Effective at the close of business on July 9, 2002, the Board of Directors of the Company reclassified the Old Common Stock as Class B Common Stock and declared a stock dividend of one share of a new Class A Common Stock for each share of Class B Common Stock.

In March 2002, the Company granted options under the Incentive Plan to purchase an aggregate of 250,000 shares of Old Common Stock to employees. Each option vests in three equal annual installments beginning on the third anniversary of the grant date. The exercise price of the options was equal to closing price, as reported by The Nasdaq National Market®, of the Company’s Old Common Stock on the grant date. On July 9, 2002, each option to purchase Old Common Stock became an option to purchase Class A Common Stock and an option to purchase Class B Common Stock. Each of the new options became exercisable at one-half of the original option’s exercise price, but the vesting period was not affected.

In March 2003, the Company granted options under the Incentive Plan to purchase an aggregate of 380,000 shares of Class A Common Stock and 93,000 shares of Class B Common Stock. In March 2004 and June 2004, the Company granted options under the Incentive Plan to purchase an aggregate of 187,850 shares of Class A Common Stock and 43,500 shares of Class B Common Stock. Each option vests in three equal annual installments beginning on the third anniversary of the grant date.

During 2000, the Company granted options outside of any plan to purchase an aggregate of 169,258 shares of common stock to employees. A total of 69,258 of these options were forfeited in 2001 and 2002. The exercise price of the options was equal to closing price, as reported by The Nasdaq National Market®, of the Company’s Old Common Stock on the grant date. On July 9, 2002, each of the remaining options to purchase Old Common Stock became an option to purchase Class A Common Stock and an option to purchase Class B Common Stock. Each of the new options became exercisable at one-half of the original option’s exercise price, but the vesting period was not affected.

In July 2004, 70,000 options to purchase Class A Common Stock and 70,000 options to purchase Class B Common Stock were exercised. The remaining 30,000 options to purchase Class A Common Stock and 30,000 options to purchase Class B Common Stock were outstanding and exercisable at December 31, 2004.

During 1997, the Board of Directors and shareholders adopted the Rush Enterprises, Inc. 1997 Non-Employee Director Stock Option Plan (the “Director Plan”), reserving 300,000 shares of Old Common Stock for issuance upon exercise of any awards granted under the Plan. The Director Plan is designed to attract and retain highly qualified non-employee directors. Under the terms of the Director Plan, each non-employee director received options to purchase 10,000 shares of the Old Common Stock on the date the Director Plan was adopted or upon their respective date of appointment and an additional option to purchase 10,000 shares of the Old Common Stock each year they are elected by the shareholders to serve on the Board of Directors, all of which vest immediately and expire ten years from the grant date. The exercise price of the options was equal to closing price, as reported by The Nasdaq National Market®, of the Company’s Old Common Stock on the grant date. During the year ended December 31, 2002, 30,000 of such options were granted. On July 9, 2002, each option to purchase Old Common Stock became an option to purchase Class A Common Stock and an option to purchase Class B Common Stock. Each of the new options became exercisable at one-half of the original option’s exercise price. During the year ended December 31, 2003, 60,000 options of Class A Common Stock were granted under the terms of the Director Plan. During the year ended December 31, 2004, 80,000 options of Class A Common Stock were granted under the terms of the Director Plan.

During 2004, the Company implemented an Employee Stock Purchase Plan (“ESPP”) that allows eligible employees to contribute up to 10% of their base earnings toward the semi-annual purchase of the Company’s Class A Common Stock. The employee’s purchase price is 85% of the lesser of the closing price of the Class A Common Stock on the first business day or the last business day of the semi-annual offering period, as reported by The Nasdaq National Market®. Employees may purchase shares having a fair market value of up to $25,000 (measured as of the first day of each semi-annual offering period) for each calendar year. No compensation expense is recorded in connection with the plan. The total number of shares issuable under the plan is 600,000. No shares were issued under the plan during fiscal 2004. Employee contributions during 2004 of $144,048 were used to purchase 12,792 shares of Class A Common Stock in January 2005. Of the 1,924 employees eligible to participate, 92 were participants in the plan as of December 31, 2004.

During 2001, the Company granted options outside any plan to purchase an aggregate of 60,000 shares of Old Common Stock to non-employee directors, which vested immediately and expire ten years from the grant date. The exercise price of the options was equal to closing price, as reported by The Nasdaq National Market®, of the Company’s Old Common Stock on the grant date. On July 9, 2002, each option to purchase Old Common Stock became an option to purchase Class A Common Stock and an option to purchase Class B Common Stock. Each of the new options became exercisable at one-half of the original option’s exercise price, but the vesting period was not affected.

A summary of the Company’s stock option activity and related information for the years ended December 31, 2002, 2003 and 2004 follows:

	2002		2003		2004
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price

Outstanding, beginning of year	2,028,034	$3.85	2,452,730	$3.82	2,927,282	$3.80
Granted	560,000	3.71	533,000	3.80	311,350	11.92
Exercised	—	—	(46,248)	5.14	(1,104,672)	4.18
Forfeited	(135,304)	3.74	(12,200)	3.47	(37,178)	3.78

Outstanding, end of year	2,452,730	$3.82	2,927,282	$3.80	2,096,782	$4.80

Exercisable, end of year	889,508	$4.56	1,158,718	$4.62	610,385	$5.25

Weighted average fair value of options granted during the year		$3.68		$1.95		$6.05

The following table summarizes the information about the Company’s options outstanding at December 31, 2004:

	Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$ 2.07 - $2.25	360,276	6.2	$2.08	121,351	$2.11
$ 3.10 - $4.32	1,163,352	7.2	$3.57	145,480	$3.61
$ 4.85 - $6.00	243,554	5.6	$5.42	243,554	$5.42
$ 8.13	20,000	4.4	$8.13	20,000	$8.13
$ 11.15 - $12.96	309,600	9.3	$11.92	80,000	$11.77
	2,096,782			610,385

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

	2002	2003	2004

Numerator-
Numerator for basic and diluted earnings per share-Net income (loss) available to common shareholders	$(1,744,000)	$8,829,000	$16,916,000

Denominator-
Denominator for basic earnings per share, weighted average shares	14,004,088	14,042,304	15,683,763

Effect of dilutive securities-
Stock options	456,520	981,933	923,406
Warrants	—	—	—

Dilutive potential common shares	456,520	981,933	923,406

Denominator for diluted earnings per share, adjusted weighted average shares and assumed conversions	14,460,608	15,024,237	16,607,169

Basic earnings (loss) per common share	$(0.12)	$0.63	$1.08

Diluted earnings (loss) per common share and common share equivalents	$(0.12)	$0.59	$1.02

Options to purchase shares of common stock that were outstanding for the years ended December 31, 2002, 2003 and 2004 that were not included in the computation of diluted earnings per share because the exercise prices were greater than the average market prices of the common shares are as follows:

	2002	2003	2004

Options	855,280	188,305	10,000

Total antidilutive securities	855,280	188,305	10,000

15.         INCOME TAXES:

Provision for Income Taxes

The tax provisions for the years ended December 31, 2002, 2003 and 2004 are summarized as follows (in thousands):

	2002	2003	2004

Current provision-
Federal	$(127)	$2,029	$6,805
State	397	341	864

	270	2,370	7,669

Deferred provision-
Federal	(354)	3,189	3,911
State	(305)	327	405

	(659)	3,516	4,316

Provision for income taxes	$(389)	$5,886	$11,985

The following summarizes the tax effect of significant cumulative temporary differences that are included in the net deferred income tax liability as of December 31, 2003 and 2004 (in thousands):

	2003	2004

Differences in depreciation and amortization	$16,911	$20,154
Deferred tax asset related to state net operating loss carry forwards	—	(428)
Accruals and reserves not deducted for tax purposes until paid	(2,642)	(1,544)
Other, net	(221)	15

Total	$14,048	$18,197

The Company’s deferred tax asset is related to various state net operating loss carry forwards that expire from 2006 through 2009.

A reconciliation of taxes based on the federal statutory rates and the provisions for income taxes for the years ended December 31, 2002, 2003 and 2004, are summarized as follows (in thousands):

	2002	2003	2004

Income taxes at the federal statutory rate	$(747)	$5,150	$10,116
State income taxes, net of federal benefit	(181)	587	891
Nondeductible impairment of goodwill	211	—	—
Nonrealizable state deferred tax asset related to discontinued operations	254	—	—
Tax effect of permanent differences	—	—	454
State tax valuation allowance	—	—	491
Other, net	74	149	33

Provision for income taxes	$(389)	$5,886	$11,985

Following is a summary of the Company’s income tax provision for the years ended December 31, 2002, 2003 and 2004 (in thousands):

	2002	2003	2004

Income tax expense on continuing operations	$5,818	$6,300	$11,574
Income tax expense (benefit) from discontinued operations	(6,207)	(414)	411

Provision for income taxes	$(389)	$5,886	$11,985

As of December 31, 2004, the Company had provided for tax contingencies of approximately $792,000.

16.         COMMITMENTS AND CONTINGENCIES:

The Company is contingently liable to finance companies for certain notes initiated on behalf of such finance companies related to the sale of trucks and construction equipment. The majority of finance contracts are sold without recourse to the Company. The Company’s liability related to finance contracts sold with recourse is generally limited to 5% to 20% of the outstanding amount of each note initiated on the behalf of the finance company. However, in 2003 the Company instituted a full recourse finance program that accepts 100% liability, with some restrictions, for the outstanding amount of each note initiated on behalf of the finance company. In order for a contract to be accepted into this full recourse finance program, a customer must meet strict credit requirements or maintain a significant equity position in the truck being financed; therefore, less than one percent of the finance contracts sold by the Company are currently sold under the full recourse finance program and the Company does not expect to finance a significant percentage of its truck sales under this full recourse finance program in the future. The Company provides for an allowance for repossession losses and early repayment penalties.

Finance contracts initiated and sold during the years ended December 31, 2002, 2003 and 2004, were $144.1 million, $165.1 million and $259.9 million, respectively.

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

17.         ACQUISITIONS:

See Note 20 for a discussion of the Company’s acquisition of certain assets of American Truck Source, Inc. (“ATS”).

In February 2003, the Company acquired the common stock of Orange County Truck and Trailer, Inc. (“Orange County”), a Peterbilt dealer in central Florida. The acquisition provides the Company with the rights to sell Peterbilt trucks and parts from three locations in central Florida, including Orlando, Haines City and Tampa. The transaction was valued at approximately $5.4 million, with the purchase price paid in cash.

The Orange County acquisition was accounted for as a purchase; operations of the business acquired are included in the accompanying consolidated financial statements from the date of acquisition. The purchase price was allocated based on the fair values of the assets and liabilities at the date of the acquisition as follows (in thousands):

Cash	$1,270
Inventories	5,172
Accounts receivable & other assets	2,518
Property and equipment, net	568
Accounts payable & accrued expenses	(5,734)
Notes payable	(1,832)
Goodwill	3,421

Total	$5,383

As the Orange County acquisition was a stock purchase, the goodwill is not deductible for tax purposes.

In April 2003, the Company purchased substantially all of the assets of Peterbilt of Mobile, Inc., which consisted of a dealership in Mobile, Alabama. Peterbilt of Mobile, Inc.’s primary line of business is the sale of new Peterbilt and used heavy-duty trucks, parts and service.

The Peterbilt of Mobile, Inc. acquisition was accounted for as a purchase; operations of the business acquired are included in the accompanying consolidated financial statements from the date of the acquisition. The purchase price was allocated based on the fair values of the assets at the date of acquisition as follows (in thousands):

Inventories	$448
Property and equipment	126
Goodwill	860

Total	$1,434

All of the goodwill acquired in the Peterbilt of Mobile, Inc. acquisition will be amortized over 15 years and deducted for tax purposes.

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

	2002	2003

Revenues	$823,080	$823,779
Income from continuing operations after pro forma provision for income taxes	$8,448	$9,461
Basic income from continuing operations per share	$0.60	$0.67
Diluted income from continuing operations per share	$0.58	$0.63

18.         UNAUDITED QUARTERLY FINANCIAL DATA:

(In thousands, except per share amounts.)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2003

Revenues	$159,616	$193,259	$222,795	$239,662
Gross Profit	34,174	38,419	41,422	39,235
Operating income from continuing operations	2,895	5,313	6,853	5,053
Income from continuing operations before income taxes	1,455	3,891	5,316	5,088
Income from continuing operations	873	2,334	3,190	3,053
Gain (loss) from discontinued operations, net	(547)	(100)	(36)	62
Net income	$326	$2,234	$3,154	$3,115
Earning per share: Basic
Income from continuing operations	$0.06	$0.16	$0.23	$0.22
Net income	$0.02	$0.16	$0.23	$0.22
Earning per share: Diluted
Income from continuing operations	$0.06	$0.16	$0.21	$0.20
Net income	$0.03	$0.15	$0.21	$0.20

2004

Revenues	$229,884	$267,179	$296,904	$301,012
Gross Profit	41,319	45,502	49,788	48,533
Operating income from continuing operations	4,529	8,229	10,957	10,361
Income from continuing operations before income taxes	3,504	6,807	9,548	8,891
Income from continuing operations	2,102	4,084	5,729	5,261
Gain (loss) from discontinued operations, net	53	44	(240)	(117)
Net income	$2,155	$4,128	$5,489	$5,144
Earning per share: Basic
Income from continuing operations	$0.15	$0.28	$0.38	$0.28
Net income	$0.15	$0.28	$0.36	$0.27
Earning per share: Diluted
Income from continuing operations	$0.14	$0.26	$0.36	$0.27
Net income	$0.14	$0.26	$0.35	$0.26

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

As previously mentioned, in November 2002 the Company announced its decision to sell its John Deere construction equipment stores in Michigan and discontinue its D&D operations. In connection with this decision, financial information related to the Company’s construction equipment operations in Michigan is not included in the Construction Equipment segment below, and the Retail Segment is no longer presented as a separate operating segment.

The Company currently has two reportable business segments: the Heavy-Duty Truck segment and the Construction Equipment segment. The Heavy-Duty Truck segment operates a regional network of truck centers that provide an integrated one-stop source for the trucking needs of its customers, including retail sales of new Peterbilt and used heavy-duty trucks; aftermarket parts, service and body shop facilities; and a wide array of financial services, including the financing of new and used truck purchases, insurance products and truck leasing and rentals. The Construction Equipment segment operates a full-service John Deere dealership that serves the Houston, Texas area. Dealership operations include the retail sale of new and used construction equipment, aftermarket parts and service facilities, equipment rentals, and the financing of new and used construction equipment.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on income before income taxes not including extraordinary items.

The Company accounts for intersegment sales and transfers as if the sales or transfers were to third parties, that is, at current market prices. There were no material intersegment sales during the years ended December 31, 2002, 2003 and 2004.

The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately because each business unit requires different technology and marketing strategies. Business units were maintained through expansion and acquisitions. Assets held for sale and goodwill related to discontinued operations are included in the Heavy-Duty Truck segment for the years ended December 31, 2002 and 2003. The following table contains summarized information about reportable segment profit or loss and segment assets for the years ended December 31, 2002, 2003 and 2004 (in thousands):

	Heavy-Duty Truck Segment	Construction Equipment Segment	All Other	Totals

2002
Revenues from external customers	$713,113	$36,777	$7,257	$757,147
Interest income	239	—	—	239
Interest expense	6,011	565	162	6,738
Depreciation and amortization	7,857	398	339	8,594
Segment income from continuing operations before income tax	12,881	1,327	338	14,546
Segment assets	316,923	18,193	9,994	345,110
Goodwill	33,672	4,075	116	37,863
Expenditures for segment assets	15,262	105	827	16,194

2003
Revenues from external customers	$765,565	$41,422	$8,345	$815,332
Interest income	290	—	—	290
Interest expense	6,121	382	135	6,638
Depreciation and amortization	8,347	226	356	8,929
Segment income from continuing operations before income tax	14,291	1,228	231	15,750
Segment assets	341,037	15,873	9,968	366,878
Goodwill	38,431	4,075	114	42,620
Expenditures for segment assets	19,511	619	1,045	21,175

2004
Revenues from external customers	$1,039,758	$46,154	$9,067	$1,094,979
Interest income	782	—	—	782
Interest expense	6,164	407	161	6,732
Depreciation and amortization	8,507	311	301	9,119
Segment income from continuing operations before income tax	26,606	2,094	50	28,750
Segment assets	534,932	18,863	12,138	565,933
Goodwill	39,406	4,075	111	43,592
Expenditures for segment assets	52,784	153	1,003	53,940

Revenues from segments below the quantitative thresholds are attributable to three operating segments of the Company. Those segments include a tire company, an insurance company, and a hunting lease operation. None of those segments has ever met any of the quantitative thresholds for determining reportable segments.

20.         SUBSEQUENT EVENTS:

Effective January 1, 2005, the Company acquired certain assets of ATS, including its Peterbilt truck dealerships in Texas and Tennessee for a total purchase price of $131.2 million. The acquisition provides Rush with rights to sell Peterbilt trucks and parts from new locations in Dallas, Fort Worth, Abilene and Tyler, Texas, and Nashville, Tennessee. The transaction was financed with Company cash of $76.9 million, expansion of the Company’s existing floor plan agreement for truck inventory of $34.6 million and the issuance of debt of approximately $19.7 million to finance real estate and leasing vehicles. Of the $76.9 million paid in cash, $21.9 million was for the purchase of a note receivable from the selling shareholders of ATS. This $21.9 million was immediately repaid by the selling shareholders at closing, resulting in net cash used in the acquisition of $55.0 million. The acquisition expands the Company’s presence in the southern United States and results in the Company operating Rush Truck Centers at 44 locations in nine states.

The ATS acquisition has been accounted for as a purchase. The purchase price has been allocated based on the fair values of the assets at the date of acquisition as follows (in thousands):

Other assets	$56
Inventories	46,626
Notes & leases receivable	22,925
Property and equipment, net	18,310
Accrued expenses	(2,705)
Goodwill	46,009

Total	$131,221

All of the goodwill acquired in the ATS acquisition will be amortized over 15 years and deducted for tax purposes.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no changes or disagreements on any matters of accounting principles or financial statement disclosure between the Company and its independent auditors during the two most recent fiscal years or any subsequent interim period.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2004 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with generally accepted accounting principles.

As of December 31, 2004, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control – Integrated Framework,” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on the assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2004, based on those criteria.

Ernst & Young LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this annual report on Form 10-K, has issued an attestation report on management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004. The report, which expresses unqualified opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, is included in this Item 9A under the heading “Attestation Report of Independent Registered Public Accounting Firm.”

Attestation Report of Independent Registered Public Accounting Firm

Report of Ernst & Young LLP

Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Rush Enterprises, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Rush Enterprises, Inc (the “Corporation”) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Corporation’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Rush Enterprises, Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Rush Enterprises, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2004 and 2003 and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004 of Rush Enterprises, Inc. and our report dated March 4, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Antonio, Texas
March 4, 2005

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal Control Over Financial Reporting that occurred during the quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors and Executive Officers of the Registrant

The information called for by Item 10 of Form 10-K is incorporated herein by reference to such information included in the Company’s Proxy Statement for the 2005 Annual Meeting of Shareholders.

Item 11.  Executive Compensation

The information called for by Item 11 of Form 10-K is incorporated herein by reference to such information included in the Company’s Proxy Statement for the 2005 Annual Meeting of Shareholders.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information called for by Item 12 of Form 10-K, other than the equity compensation plan information set forth below, is incorporated herein by reference to such information included in the Company’s Proxy Statement for the 2005 Annual Meeting of Shareholders.

Equity Compensation Plan Information

Class A Common Stock:

Plan Category	Number of securities to be issued upon exercise of outstanding options as of December 31, 2004 (a)	Weighted-average exercise price of outstanding options as of December 31, 2004 (b)	Number of securities remaining available for issuance under equity compensation plans as of December 31, 2004 (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,260,566	$5.42	1,416,369

Equity compensation plans not approved by security holders (1)	50,000	2.69	—

Total	1,310,566	$5.32	1,416,369

(1)                                  Includes one time options granted to certain employees and directors outside any Company plan.

Class B Common Stock:

Plan Category	Number of securities to be issued upon exercise of outstanding options as of December 31, 2004 (a)	Weighted-average exercise price of outstanding options as of December 31, 2004 (b)	Number of securities remaining available for issuance under equity compensation plans as of December 31, 2004 (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	716,216	4.09	358,469

Equity compensation plans not approved by security holders (1)	70,000	2.50	—

Total	786,216	$3.94	358,469

(1)                                  Includes one time options granted to certain employees and directors outside any Company plan.

Item 13.  Certain Relationships and Related Transactions

The information called for by Item 13 of Form 10-K is incorporated herein by reference to such information included in the Company’s Proxy Statement for the 2005 Annual Meeting of Shareholders.

Item 14.  Principal Accountant Fees and Services

The information called for by Item 14 of Form 10-K is incorporated herein by reference to such information included in the Company’s Proxy Statement for the 2005 Annual Meeting of Shareholders.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

Included in Item 8 of Part II of this annual report on Form 10-K are the following: Report of Independent Registered Public Accounting Firm; Consolidated Balance Sheets as of December 31, 2003 and 2004; Consolidated Statements of Operations for the years ended December 31, 2002, 2003 and 2004; Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2002, 2003 and 2004; Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2003 and 2004; and Notes to Consolidated Financial Statements.

(a)(2) Financial Statement Schedules

These schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

(b) Exhibits

Index to Exhibits:

Exhibit No.	Identification of Exhibit

2.1

Asset Purchase Agreement between Rush Enterprises, Inc. and certain of its subsidiaries, American TruckSource, Inc. and certain of its subsidiaries, John D. Moore, Jesse T. Kirk and Milo Kirk (incorporated by reference herein from Exhibit 2.1 the Company’s Current Report on Form 8-K (File No. 000-20797) dated September 16, 2004)

2.2

First Amendment to the Asset Purchase Agreement between Rush Enterprises, Inc. and certain of its subsidiaries, American TruckSource, Inc. and certain of its subsidiaries, John D. Moore, Jesse T. Kirk and Milo Kirk (incorporated by reference herein from Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 000-20797) dated November 9, 2004)

2.3

Second Amendment to the Asset Purchase Agreement between Rush Enterprises, Inc. and certain of its subsidiaries, American TruckSource, Inc. and certain of its subsidiaries, John D. Moore, Jesse T. Kirk and Milo Kirk (incorporated by reference herein from Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 000-20797) dated December 3, 2004)

3.1*	Restated Articles of Incorporation of the Registrant

3.2	Bylaws of the Registrant, as amended (incorporated herein by reference to Exhibit 3.3 of the Company’s Registration Statement on Form 8-A filed July 9, 2002)

4.1

Specimen of certificate representing Old Common Stock (now Class B Common Stock), $.01 par value, of the Registrant (incorporated herein by reference to Exhibit 4.1 of the Company’s Registration Statement No. 333-03346 on Form S-1 filed April 10, 1996)

4.2

Rights Agreement dated April 8, 1996 between Rush Enterprises, Inc. and American Stock Transfer & Trust Company, Trustee (incorporated herein by reference to Exhibit 4.3 of the Company’s Registration Statement No. 333-03346 on Form S-1 filed April 10, 1996)

4.3

Specimen of certificate representing Class A Common Stock, $.01 par value, of the Registrant (incorporated herein by reference to Exhibit 4.4 of the Company’s Registration Statement on Form 8-A filed July 9, 2002)

10.1

Right of First Refusal dated April 1, 1996 between Peterbilt Motors Company and W. Marvin Rush (incorporated herein by reference to Exhibit 10.76 of the Company’s Registration Statement No. 333-03346 on Form S-1 filed April 10, 1996)

10.2

Right of First Refusal dated April 1, 1996 between Peterbilt Motors Company and Barbara Rush (incorporated herein by reference to Exhibit 10.77 of the Company’s Registration Statement No. 333-03346 on Form S-1 filed April 10, 1996)

10.3

Right of First Refusal dated April 1, 1996 between Peterbilt Motors Company and W.M. “Rusty” Rush (incorporated herein by reference to Exhibit 10.78 of the Company’s Registration Statement No. 333-03346 on Form S-1 filed April 10, 1996)

10.4

Right of First Refusal dated April 1, 1996 between Peterbilt Motors Company and Robin Rush (incorporated herein by reference to Exhibit 10.79 of the Company’s Registration Statement No. 333-03346 on Form S-1 filed April 10, 1996)

10.5+

Form of Indemnity Agreement between Rush Enterprises, Inc. and the members of its Board of Directors (incorporated herein by reference to Exhibit 10.80 of the Company’s Registration Statement No. 333-03346 on Form S-1 filed April 10, 1996).

10.6+

Form of Employment Agreement between W. Marvin Rush and W.M. “Rusty” Rush (incorporated herein by reference to Exhibit 10.81 of the Company’s Registration Statement No. 333-03346 on Form S-1 filed April 10, 1996)

10.7+

Form of Employment Agreement between Rush Enterprises, Inc., and certain of its Vice Presidents (incorporated herein by reference to Exhibit 10.82 of the Company’s Registration Statement No. 333-03346 on Form S-1 filed April 10, 1996)

10.8+

Tax Indemnification Agreement between Rush Enterprises, Inc., Associated Acceptance, Inc. and W. Marvin Rush (incorporated herein by reference to Exhibit 10.83 of the Company’s Registration Statement No. 333-03346 on Form S-1 filed April 10, 1996)

10.9+	Rush Enterprises, Inc. Long-Term Incentive Plan, as amended (incorporated herein by reference to Exhibit 4.1 of the Company’s Registration Statement No. 333-117305 on Form S-8 filed July 12, 2004)

10.10+

Form of Rush Enterprises, Inc. Long-Term Incentive Plan Stock Option Agreement (incorporated herein by reference to Exhibit 10.85 of the Company’s Registration Statement No. 333-03346 on Form S-1 filed April 10, 1996)

10.11+

Rush Enterprises, Inc. Amended and Restated 1997 Non-Employee Director Stock Option Plan, as amended (incorporated herein by reference to Exhibit 4.3 of the Company’s Registration Statement No. 333-117305 on Form S-8 filed July 12, 2004)

10.12+

Form of Rush Enterprises, Inc. 1997 Non-Employee Director Stock Option Agreement (incorporated herein by reference to Exhibit 4.4 of the Company’s Registration Statement No. 333-117305 on Form S-8 filed July 12, 2004)

10.13+

Non-Qualified Stock Option Agreement between Rush Enterprises, Inc. and J.M. Lowe, Jr. (incorporated herein by reference to Exhibit 4.5 of the Company’s Registration Statement No. 333-117305 on Form S-8 filed July 12, 2004)

10.14+

Non-Qualified Stock Option Agreement between Rush Enterprises, Inc. and Ronald J. Krause, John D. Rock and Harold D. Marshall (incorporated herein by reference to Exhibit 4.2 of the Company’s Registration Statement No. 333-121355 on Form S-8 filed December 17, 2004)

10.15+

The Rush Enterprises, Inc. 2004 Employee Stock Purchase Plan, as amended (incorporated herein by reference to Exhibit 4.1 of the Company’s Registration Statement No. 333-121355 on Form S-8 filed December 17, 2004)

10.16

Amended and Restated Master Loan Agreement between General Motors Acceptance Corporation and Rush Enterprises, Inc. dated December 7, 2000 (incorporated herein by reference to Exhibit 10.11 of the Company’s Form 10-K (File No. 000-20797) for the year ended December 31, 2000)

10.17

Form of dealer agreement between Peterbilt Motors Company and Rush Truck Centers (incorporated herein by reference to Exhibit 10.18 of the Company’s Form 10-K (File No. 000-20797) for the year ended December 31, 1999)

21.1*	Subsidiaries of the Company

23.1*	Consent of Ernst & Young LLP

31.1*	Certification of Chairman and Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Senior Vice President and Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*++	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*++	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*                                         Filed herewith.

+                                         Management contract or compensatory plan or arrangement.

++                                  This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RUSH ENTERPRISES, INC.

By:	/s/ W. MARVIN RUSH	Date: March 15, 2005
W	Marvin Rush
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated:

Signature	Capacity	Date

/s/ W. MARVIN RUSH	Chairman and Chief Executive Officer,	March 15, 2005
W. Marvin Rush	Director (Principal Executive Officer)

/s/ W. M. “RUSTY” RUSH	President, Director	March 15, 2005
W. M. “Rusty” Rush

/s/MARTIN A. NAEGELIN, JR.	Senior Vice President and	March 15, 2005
Martin A. Naegelin, Jr.	Chief Financial Officer
(Principal Financial Accounting Officer)

/s/THOMAS A. AKIN	Director	March 15, 2005
Thomas A. Akin

/s/ RONALD J. KRAUSE	Director	March 15, 2005
Ronald J. Krause

/s/JOHN D. ROCK	Director	March 15, 2005
John D. Rock

/s/HAROLD D. MARSHALL	Director	March 15, 2005
Harold D. Marshall