Form 10-Q
period 2005-03-31
RUSH ENTERPRISES INC \TX\
filed 2005-05-10
CIK 1012019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Yes	☒	No	☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 or the Act).  Yes ☒ No ☐

Indicated below is the number of shares outstanding of the registrant’s common stock, as of April 28, 2005.

Title of Class	Number of Shares Outstanding
Class A Common Stock, $.01 Par Value	16,436,722
Class B Common Stock, $.01 Par Value	7,614,904

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

MARCH 31, 2005 AND DECEMBER 31, 2004

(In Thousands, Except Shares and Per Share Amounts)

	March 31, 2005	December 31, 2004
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$98,277	$158,175
Accounts receivable, net	44,184	30,296
Inventories	278,697	189,792
Prepaid expenses and other	1,241	1,418
Deferred income taxes	1,750	1,544

Total current assets	424,149	381,225

PROPERTY AND EQUIPMENT, net	163,386	138,953

OTHER ASSETS, net	101,200	45,755

Total assets	$688,735	$565,933

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Floor plan notes payable	$252,722	$168,002
Current maturities of long-term debt	20,280	16,083
Current maturities of capital lease obligations	879	—
Advances outstanding under lines of credit	2,613	2,434
Trade accounts payable	20,255	16,970
Accrued expenses	44,201	39,495

Total current liabilities	340,950	242,984

LONG-TERM DEBT, net of current maturities	91,928	79,973
CAPITAL LEASE OBLIGATIONS, net of current maturities	3,543	—
DEFERRED INCOME TAXES, net	21,288	20,169

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred stock, par value $.01 per share; 1,000 shares authorized; 0 shares outstanding in 2004 and 2005	—	—
Common stock, par value $.01 per share; 50,000,000 shares authorized; 23,896,976 shares outstanding in 2004 and 23,954,858 outstanding in 2005	240	239
Additional paid-in capital	156,957	156,423
Retained earnings	73,829	66,145

Total shareholders’ equity	231,026	222,807

Total liabilities and shareholders’ equity	$688,735	$565,933

The accompanying notes are an integral part of these consolidated financial statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended March 31,
	2005	2004
REVENUES:
New and used truck sales	$298,931	$146,268
Parts and service	83,009	67,005
Construction equipment sales	7,976	7,543
Lease and rental	7,703	6,671
Finance and insurance	3,163	1,723
Other	1,261	674

Total revenues	402,043	229,884

COST OF PRODUCTS SOLD:
New and used truck sales	278,370	135,445
Parts and service	50,006	41,708
Construction equipment sales	7,018	6,664
Lease and rental	5,702	4,748

Total cost of products sold	341,096	188,565

GROSS PROFIT	60,947	41,319

SELLING, GENERAL AND ADMINISTRATIVE	43,608	34,594

DEPRECIATION AND AMORTIZATION	2,413	2,196

OPERATING INCOME	14,926	4,529

INTEREST EXPENSE, NET	2,494	1,455

GAIN ON SALE OF ASSETS	63	430

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	12,495	3,504

PROVISION FOR INCOME TAXES	4,811	1,402

INCOME FROM CONTINUING OPERATIONS	7,684	2,102

GAIN FROM DISCONTINUED OPERATIONS, NET	—	53

NET INCOME	$7,684	$2,155

EARNINGS PER COMMON SHARE - BASIC
Income from continuing operations	$.32	$.15
Net income	$.32	$.15
EARNINGS PER COMMON SHARE - DILUTED
Income from continuing operations	$.31	$.14
Net income	$.31	$.14

Weighted average shares outstanding:
Basic	23,929	14,122

Diluted	24,795	15,257

The accompanying notes are an integral part of these consolidated financial statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Three Months Ended March 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Income from continuing operations	$7,684	$2,102
Adjustments to reconcile net income to net cash provided by operating activities
Gain from discontinued operations	—	53
Depreciation and amortization	4,693	3,849
(Gain) on sale of property and equipment	(77)	(457)
Provision for deferred income tax expense	(248)	615
Tax benefit realized from exercise of stock options	206	—
Change in accounts receivable, net	(13,888)	(2,707)
Change in inventories	(50,242)	(16,617)
Change in prepaid expenses and other, net	284	(251)
Change in trade accounts payable	3,285	2,256
Change in accrued expenses	902	(5,404)

Net cash (used in) provided by operating activities	(47,401)	(16,561)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(9,767)	(9,698)
Proceeds from the sale of property and equipment	1,813	3,043
Business acquisitions	(56,106)	—
Change in other assets	101	(200)

Net cash provided by (used in) investing activities	(63,959)	(6,855)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	1,684	11,710
Proceeds from capital lease obligations	4,461	—
Principal payments on long-term debt	(5,232)	(12,616)
Principal payments on capital lease obligations	(39)	—
Draws (payments) on lines of credit, net	179	(216)
Draws (payments) on floor plan notes payable, net	50,082	17,287
Issuance of shares relating to employee stock options	329	391
Debt issuance costs	(2)	(9)

Net cash provided by (used in) financing activities	51,462	16,547

NET DECREASE IN CASH AND CASH EQUIVALENTS	(59,898)	(6,869)

CASH AND CASH EQUIVALENTS, beginning of period	158,175	34,389

CASH AND CASH EQUIVALENTS, end of period	$98,277	$27,520

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for-
Interest	$2,113	$1,733
Income taxes	$237	$1,184

The accompanying notes are an integral part of these consolidated financial statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1 – Principles of Consolidation and Basis of Presentation

The interim consolidated financial statements included herein have been prepared by Rush Enterprises, Inc. and its subsidiaries (collectively referred to as the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  All adjustments have been made to the accompanying interim consolidated financial statements, which, in the opinion of the Company’s management, are necessary for a fair presentation of the Company’s operating results.  All adjustments are of a normal recurring nature.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  It is recommended that these interim consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.  Results of operations for interim periods are not necessarily indicative of results that may be expected for any other interim periods or the full fiscal year.  Certain prior year balances have been reclassified for comparative purposes.

2 – Goodwill and Other Intangible Assets

Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes Accounting Principles Board (“APB”) Opinion No. 17, “Intangible Assets.”  SFAS 142 addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition.  SFAS 142 also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements.  The provisions of SFAS 142 became effective January 1, 2002.  SFAS 142 is required to be applied at the beginning of an entity’s fiscal year and to be applied to all goodwill and other intangible assets recognized in its financial statements at that date.  SFAS 142 requires, in lieu of amortization, an annual impairment review of goodwill.  Impairment losses for goodwill and indefinite-lived intangible assets that arise due to the initial application of SFAS 142 are to be reported as resulting from a change in accounting principle.  The Company performs its annual review during the fourth quarter of each year and, therefore, did not record an impairment charge related to goodwill during the first quarter of 2005.  Management is not aware of any impairment charge, which may be required; however, a change in economic conditions, if one occurs, could result in an impairment charge in the future.

3 – Discontinued Operations

On November 12, 2002, the Company decided to discontinue its Retail Segment, which operated three farm and ranch retail stores in Seguin, Hockley and Denton, Texas.  The Company decided that the retail segment did not fit into its long-term plans of growing its core heavy-duty truck and construction equipment businesses.  The Denton store was closed in December 2002, the Hockley store began liquidating inventory during November 2002 and completed the liquidation on March 9, 2003. The Company sold the Seguin store and Hockley real estate during the fourth quarter of 2004.  As a result of these actions, the Retail Segment is no longer reported as a separate business segment.

The Company adopted FASB Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”) effective January 1, 2002.  Accordingly, the results of these businesses are reported as discontinued operations in the Company’s unaudited consolidated statements of operations for all periods presented, and excluded from business segment information.  Similarly, certain assets of these businesses were separately identified in the consolidated balance sheet as being held for sale.  The Company sold these assets in the fourth quarter of 2004.  In accordance with SFAS 144, depreciation and amortization expense were not recorded with respect to the assets of this business.

Net sales and earnings before income taxes related to the discontinued business were as follows (in thousands):

	Three months ended March 31,
	2005	2004
Retail Segment Stores (D&D)
Net Sales	$—	$3,695

Income before income taxes:
Results of operations from discontinued operations	—	89
Income before income taxes	—	89
Income tax (expense)	—	(36)
Net income from discontinued operations	$—	$53

4 – Commitments and Contingencies

The Company is contingently liable to finance companies for certain notes initiated on behalf of such finance companies related to the sale of trucks and construction equipment. The majority of finance contracts are sold without recourse to the Company. The Company’s liability related to finance contracts sold with recourse is generally limited to 5% to 20% of the outstanding amount of each note initiated on behalf of the finance company. However, in 2003 the Company instituted a full recourse finance program that accepts 100% liability, with some restrictions, for the outstanding amount of each note initiated on behalf of the finance company. In order for a contract to be accepted into this full recourse finance program, a customer must meet strict credit requirements or maintain a significant equity position in the truck being financed; therefore, less than 1% of the finance contracts sold by the Company are currently sold under the full recourse finance program and the Company does not expect to finance a significant percentage of its truck sales under this full recourse finance program in the future.  The Company provides an allowance for repossession losses and early repayment penalties.

As part of the acquisition of certain assets of American Truck Source, Inc. (“ATS”), the Company assumed certain contingent liabilities to finance companies for notes that ATS initiated on behalf of such finance companies related to the sale of trucks.  ATS’s portfolio to which the contingent liability is related is made up of contracts sold with and without recourse, and the Company expects the portfolio to be fully liquidated by January 1, 2008.  The Company has provided a specific allowance for repossession losses and early repayment penalties related to ATS’s portfolio.

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

5 – Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended March 31,
	2005	2004
Numerator:
Numerator for basic and diluted earnings per share-
Net income available to common shareholders	$7,684,000	$2,155,000

Denominator:
Denominator for basic earnings per share, adjusted weighted average shares outstanding	23,929,481	14,121,516
Effect of dilutive securities:
Employee and Director stock options	865,921	1,135,935
Denominator for diluted earnings per share, adjusted weighted average shares outstanding	24,795,402	15,257,451

Basic earnings per common share	$.32	$.15

Diluted earnings per common share and common share equivalents	$.31	$.14

The increase in adjusted weighted average shares outstanding in the three months ended March 31, 2005 as compared to the three months ended March 31, 2004 above is largely attributable to the Company’s issuance of 8,750,000 shares in a public offering of Class A Common Stock on November 24, 2004.

6 – Stock Options

FASB Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), was issued in October 1995. SFAS 123 defines a fair value based method of accounting for employee stock options or similar equity instruments and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. Under the fair value based method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period of the award, which is usually the vesting period. However, SFAS 123 also allows entities to continue to measure compensation costs for employee stock compensation plans using the intrinsic value method of accounting prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Because the Company elected to continue to follow APB 25, SFAS 123 requires disclosure of pro forma net income and earnings per share as if the new fair value accounting method were adopted.

If the Company had adopted the fair value accounting method under SFAS 123, the Company’s net income and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share amounts):

	Three months ended March 31,
	2005	2004
Income from continuing operations
As reported	$7,684	$2,102
Stock based employee costs, net of tax effects	195	189
Pro forma	7,489	1,913

Basic earnings per share-
As reported	$0.32	$0.15
Pro forma	0.31	0.14

Diluted earnings per share-
As reported	$0.31	$0.14
Pro forma	0.30	0.13

Net income
As reported	$7,684	$2,155
Stock based employee costs, net of tax effects	195	189
Pro forma	7,489	1,966

Basic earnings per share-
As reported	$0.32	$0.15
Pro forma	0.31	0.14

Diluted earnings per share-
As reported	$0.31	$0.14
Pro forma	0.30	0.13

The fair value of these options was estimated using a Black-Scholes option pricing model.

During the first quarter of 2005, employees of the Company exercised stock options granted under the Rush Enterprises, Inc. Long-Term Incentive Plan.  The Company issued 24,473 shares of Class A Common Stock and 20,616 shares of Class B Common Stock upon exercise of the employee stock options.

7 – Acquisitions

Effective January 1, 2005, the Company acquired certain assets of American Truck Source, Inc., including its Peterbilt truck dealerships in Texas and Tennessee, for a total purchase price of $132.3 million. The acquisition provides the Company with rights to sell Peterbilt trucks and parts at new locations in Dallas, Fort Worth, Abilene and Tyler, Texas and Nashville, Tennessee. The transaction was financed with cash of $78.0 million, expansion of the Company’s existing floor plan agreement for truck inventory of $34.6 million, and the issuance of debt of approximately $19.7 million to finance the purchase of real estate and certain vehicles used in ATS’s leasing operations.  Of the $78.0 million paid in cash, $21.9 million was for the purchase of a note receivable from the selling shareholders of ATS. This $21.9 million was immediately repaid by the selling shareholders at closing, resulting in net cash used in the acquisition of $56.1 million.

The ATS acquisition has been accounted for as a purchase.  The preliminary purchase price has been allocated based on the fair values of the assets at the date of acquisition as follows (in thousands):

Inventories	$38,664
Notes & leases receivable	22,925
Other assets	104
Property and equipment, net	21,076
Accrued expenses	(3,804)
Goodwill	53,362

Total	$132,327

The purchase price may change based on finalization of asset values and additional acquisition related expenses.  The goodwill acquired in the ATS acquisition is included in the “other assets” line item of the Rush Enterprises, Inc. and Subsidiaries Consolidated Balance Sheet for the period ending March 31, 2005.

The following unaudited pro forma summary presents information as if the ATS acquisition had taken place at the beginning of 2004. The pro forma information is provided for information purposes only. It is based on historical information and does not necessarily reflect the actual results that would have occurred nor is it necessarily indicative of future results of operations of the Company. The following summary is for the three months ended March 31, 2004 (unaudited) (in thousands, except per share amounts):

2004

Revenues	$300,505
Income from continuing operations after pro forma provision for income taxes	$3,637
Basic income from continuing operations per share	$0.16
Diluted income from continuing operations per share	$0.15

8 – Segment Information

FASB Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”), requires that public business enterprises report certain information about operating segments in complete sets of financial statements of the enterprise and in condensed financial statements of interim periods issued to shareholders.  SFAS 131 also requires that public business enterprises report certain information about their products and services, the geographic areas in which they operate, and their major customers.

As previously mentioned, in November 2002 the Company announced its decision to discontinue its D&D operations. In connection with this decision, financial information related to the Company’s Retail Segment is no longer presented as a separate operating segment.

The Company currently has two reportable business segments: the Truck Segment and the Construction Equipment Segment. The Truck Segment operates a network of Rush Truck Centers that provide an integrated one-stop source for the trucking needs of its customers, including retail sales of new and used medium and heavy-duty trucks; aftermarket parts, service and body shop facilities; and a wide array of financial services, including the financing of new and used truck purchases, insurance products and truck leasing and rentals. The Construction Equipment Segment operates a full-service John Deere dealership that serves the Houston, Texas metropolitan area. Construction Equipment Segment operations include the retail sale of new and used construction equipment, aftermarket parts and service facilities, and the financing of new and used construction equipment.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on income before income taxes not including extraordinary items.

The Company accounts for intersegment sales and transfers as if the sales or transfers were to third parties, that is, at current market prices. There were no material intersegment sales during the quarters ended March 31, 2004 and 2005.

The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately because each business unit requires different technology and marketing strategies. Business units were maintained through expansion and acquisitions. Assets held for sale and goodwill related to discontinued operations were included in the Truck Segment for the quarter ended March 31, 2004. The following table contains summarized information about reportable segment profit or loss and segment assets for the quarters ended March 31, 2004 and 2005 (in thousands):

	Truck Segment	Construction Equipment Segment	All Other	Totals

Three months ended March 31, 2005

Revenues from external customers	$388,458	$11,291	$2,294	$402,043
Segment income from continuing operations before taxes	11,840	582	73	12,495
Segment assets	656,725	18,705	13,305	688,735

Three months ended March 31, 2004

Revenues from external customers	$217,712	$10,454	$1,718	$229,884
Segment income from continuing operations before taxes	3,004	473	27	3,504
Segment assets	357,550	15,157	10,297	383,004

Revenues from segments below the quantitative thresholds requiring them to be reported separately are attributable to three operating segments of the Company. These segments include a tire company, an insurance company, and a hunting lease operation. None of these segments has ever met any of the quantitative thresholds for determining reportable segments.

9 – Other New Accounting Pronouncements

On December 16, 2004, FASB issued Statement No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), which is a revision of SFAS 123. SFAS 123(R) supersedes APB 25 and amends FASB Statement No. 95, “Statement of Cash Flows.” Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. SFAS 123(R) must be adopted no later than the first interim reporting period of 2006. Early adoption will be permitted in periods in which financial statements have not yet been issued. We expect to adopt SFAS 123(R) on January 1, 2006.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements contained in this Form 10-Q are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended.  Specifically, all statements other than statements of historical fact included in this Form 10-Q regarding the Company’s financial position, business strategy and plans and objectives of management of the Company for future operations are forward-looking statements.  These forward-looking statements are based on the beliefs of the Company’s management as well as assumptions made by and information currently available to the Company’s management.  When used in this report, the words “may,” “should,” “continue,” “plan,” “potential,” “anticipate,” “believe,” “estimate,” “expect” and “intend” and words or phrases of similar import, as they relate to the Company or its subsidiaries or Company management, are intended to identify forward-looking statements.  Such statements reflect the current view of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions related to certain factors including, without limitation, competitive factors, general economic conditions, cyclicality, economic conditions in the new and used truck and equipment markets, customer relations, relationships with vendors, the interest rate environment, governmental regulation and supervision, seasonality, distribution networks, product introductions and acceptance, technological change, changes in industry practices, onetime events and other factors described herein and in the Company’s Registration Statement on Form S-3 (File No. 333-119131) and in the Company’s annual, quarterly and other reports filed with the Securities and Exchange Commission (collectively, “cautionary statements”).  Although the Company believes that its expectations are reasonable, it can give no assurance that such expectations will prove to be correct.  Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected, or intended.  All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the applicable cautionary statements.  The Company does not intend to update these forward-looking statements.

The following comments should be read in conjunction with the Company’s consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q.

General

Rush Enterprises, Inc. was incorporated in Texas in 1965 and currently consists of two reportable segments: the Truck Segment and the Construction Equipment Segment.

We are a full-service, integrated retailer of premium transportation and construction equipment and related services.  Our Rush Truck Centers primarily sell heavy-duty trucks manufactured by Peterbilt Motors Company (“Peterbilt”), a division of PACCAR, Inc. (“PACCAR”).  Some of our Rush Truck Centers sell medium-duty trucks manufactured by Peterbilt, GMC, Hino, UD (Nissan) or Isuzu. We also operate a John Deere construction equipment dealership at our Rush Equipment Center in Houston, Texas. Through our strategically located network of Rush Truck Centers and our Rush Equipment Center, we provide one-stop service for the needs of our customers, including retail sales of new and used trucks and construction equipment, aftermarket parts sales, service and repair facilities and financing, leasing and rental, and insurance services.

Effective January 1, 2005, we acquired certain assets of American Truck Source, Inc., including its Peterbilt truck dealerships in Texas and Tennessee for a total purchase price of $132.3 million. The acquisition provides us with rights to sell Peterbilt trucks and parts from new locations in Dallas, Fort Worth, Abilene and Tyler, Texas and Nashville, Tennessee.  See Note 7 of the Notes to Consolidated Financial Statements for a detailed discussion of the preliminary allocation of the purchase price of the acquisition of certain assets of ATS.  Unless otherwise indicated, all of the financial data for the quarter ending March 31, 2005 includes the operating results of ATS.

Our Rush Truck Centers are principally located in high traffic areas throughout the southern United States. Since commencing operations as a Peterbilt heavy-duty truck dealer in 1966, we have grown to operate Rush Truck Centers at 44 locations in Alabama, Arizona, California, Colorado, Florida, New Mexico, Oklahoma, Tennessee and Texas.

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

Critical Accounting Policies

The Company’s discussion and analysis of its financial condition and results of operations are based on the Company’s consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles.  The preparation of these consolidated financial statements requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  There can be no assurance that actual results will not differ from those estimates.  The Company believes the following accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

Inventories

Inventories are stated at the lower of cost or market value.  Cost is determined by specific identification for new and used truck and construction equipment inventory and by the first-in, first-out method for tires, parts and accessories.  An allowance is provided when it is anticipated that cost will exceed net realizable value.

Other Assets

Other assets consist primarily of goodwill related to acquisitions and other intangible assets.  As stated in Note 2, SFAS 142 provides that goodwill and other intangible assets that have indefinite useful lives will not be amortized, but instead must be tested at least annually for impairment, and intangible assets that have finite useful lives should continue to be amortized over their useful lives.  SFAS 142 also provides specific guidance for testing goodwill and other non-amortized intangible assets for impairment.  SFAS 142 requires management to make certain estimates and assumptions in order to allocate goodwill to reporting units and to determine the fair value of a reporting unit’s net assets and liabilities, including, among other things, an assessment of market condition, projected cash flows, interest rates and growth rates, which could significantly impact the reported value of goodwill and other intangible assets.  SFAS 142 requires, in lieu of amortization, an annual impairment review of goodwill.  The Company performs its annual review during the fourth quarter of each year and, therefore, did not record an impairment charge related to goodwill during the first quarter of 2005.  Management is not aware of any impairment charge, which may be required; however, a change in economic conditions, if one occurs, could result in an impairment charge in the future.

Revenue Recognition Policies

Income on the sale of a truck or a piece of construction equipment is recognized when the customer executes a purchase contract with us, the unit has been delivered to the customer and there are no significant uncertainties related to financing or collectibility. Lease and rental income is recognized over the period of the related lease or rental agreement. Parts and service revenue is earned at the time the Company sells the parts to its customers or at the time the Company completes the service work order related to service provided to the customer’s unit. Payments received on prepaid maintenance plans are deferred as a component of accrued expenses and recognized as income when the maintenance is performed.

Finance and Insurance Revenue Recognition

Finance income related to the sale of a unit is recognized over the period of the respective finance contract if the finance contract is retained by the Company, based on the effective interest rate method. During 2004 and 2005, no finance contracts were retained for any significant length of time by the Company because finance contracts are generally sold to finance companies concurrent with the sale of the related unit. The majority of finance contracts are sold without recourse. The Company’s liability related to finance contracts sold with recourse is generally limited to 5% to 20% of the outstanding amount of each note initiated on behalf of the finance company. However, in 2003 the Company instituted a full recourse finance program that accepts 100% liability, with some restrictions, for the outstanding amount of each note initiated on behalf of the finance company. In order for a contract to be accepted into this full recourse finance program, a customer must meet strict credit requirements or maintain a significant equity position in the truck being financed; therefore, less than 1% of the finance contracts sold by the Company are currently sold under the full recourse finance program and the Company does not expect to finance a significant percentage of its truck sales under this full recourse finance program in the future. The Company provides for an allowance for repossession losses and early repayment penalties.

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

Insurance Accruals

The Company is self-insured for medical, workers compensation, and property and casualty insurance and calculates a reserve for those claims that have been incurred but not reported and for the remaining portion of those claims that have been reported. The Company uses information provided by third-party administrators to determine the reasonableness of the calculations they perform.

Results of Operations

The following discussion and analysis includes the Company’s historical results of operations for the three months ended March 31, 2005 and 2004.

The following table sets forth for the periods indicated certain financial data as a percentage of total revenues:

	Three Months Ended March 31,
	2005	2004

New and used truck sales	74.4%	63.6%
Parts and service	20.6	29.2
Construction equipment sales	2.0	3.3
Lease and rental	1.9	2.9
Finance and insurance	0.8	0.7
Other	0.3	0.3
Total revenues	100.0	100.0
Cost of products sold	84.8	82.0
Gross profit	15.2	18.0
Selling, general and administrative	10.9	15.0
Depreciation and amortization	0.6	1.0
Operating income	3.7	2.0
Interest expense, net	0.6	0.7
Gain (loss) on sale	0.0	0.2
Income from continuing operations before income taxes	3.1	1.5
Provision for income taxes	1.2	0.6
Income from continuing operations	1.9	0.9
(Loss) from discontinued operations, net	0.0	0.0
Net Income	1.9%	0.9%

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

Revenues

Revenues increased $172.1 million, or 74.9%, from $229.9 million in the first quarter of 2004 to $402.0 million in the first quarter of 2005. Sales of new and used trucks increased $152.7 million, or 104.4%, from $146.3 million in the first quarter of 2004 to $299.0 million in the first quarter of 2005.  This increase in revenue is due to the acquisition of ATS, which was effective January 1, 2005, and continued strong demand for Class 8 trucks.

Unit sales of new Class 8 trucks increased 118.7%, from 999 units in the first quarter of 2004 to 2,185 units in the first quarter of 2005.  The increase in Class 8 unit sales is largely attributable to the acquisition of certain assets of ATS, but is also due to the transportation industry’s need to replace aging equipment.  Based on estimates from A.C.T. Research Co., LLC, a truck industry data and forecasting service provider, the Company believes that the deliveries of Class 8 trucks in the United States will increase from approximately 203,000 units in 2004 to approximately 255,000 units in 2005.  In 2004, the Company retained a 2.7% share of the Class 8 truck sales market in the U.S. and due to the Company’s recent acquisition of ATS, the Company expects this share to increase to approximately 3.5% to 4.0% in 2005, which would result in the sale of approximately 9,000 to 10,000 Class 8 trucks based on the number of deliveries estimated by A.C.T. Research Co., LLC.  Manufacturers and component suppliers currently expect Class 8 truck deliveries to continue to increase through 2006 and then soften in 2007 primarily due to future emission laws, which are expected to increase the cost and reduce the efficiency of engines built on or after January 1, 2007.

Unit sales of new medium-duty trucks increased 90.8%, from 327 units in the first quarter of 2004 to 624 units in the first quarter of 2005.  The increase is attributable to the acquisition of ATS and the Company’s ongoing efforts to improve its medium-duty truck sales by adding experienced medium-duty sales personnel and introducing new non-Peterbilt Class 4 through 6 medium-duty franchises at some of our Rush Truck Centers to complement the existing Peterbilt medium-duty line, which consists primarily of Class 7 trucks.  Class 4 through 6 truck sales accounted for 57% of our total medium-duty truck sales in the first quarter of 2005, a decrease from 68% in the first quarter of 2004.  The decrease in the percentage of Class 4 through 6 trucks sold was due to the acquisition of ATS’s dealerships in Dallas and Nashville, which sell a significant number of Peterbilt Class 7 trucks.  The average sales price for non-Peterbilt Class 4 through 6 trucks during the first quarter of 2005 was $37,900 compared to an average sales price of $72,000 for the Peterbilt medium-duty models.  The increase in the percentage of Peterbilt Class 7 trucks sold by the Company in the first quarter of 2005 resulted in a 3.9% increase in the average sales price for all medium-duty trucks in the first quarter of 2005 compared to the first quarter of 2004.  Overall, new medium-duty truck sales revenue increased approximately $16.3 million, or 98.2%, in the first quarter of 2005 compared to the first quarter of 2004.  In 2005, the Company expects to continue adding medium-duty franchises to certain Rush Truck Centers and expects to sell approximately 2,500 to 3,000 medium-duty trucks in 2005.

Unit sales of used trucks increased 26.5%, from 775 units in the first quarter of 2004 to 980 units in the first quarter of 2005.  Used truck average revenue per unit increased by 23.5%.  Historically, used truck demand is consistent with new truck demand.  The Company expects used truck demand to remain high, however, our ability to sell used trucks is ultimately dependent upon our ability to acquire used trucks for resale.  The Company expects to sell approximately 3,500 to 4,000 used trucks in 2005 if it is able to acquire a sufficient number of used trucks for resale.

Parts and service sales increased $16.0 million, or 23.9%, from $67.0 million in the first quarter of 2004 to $83.0 million in the first quarter of 2005.  The parts and service sales increase was consistent with management’s expectations, which take into account business development combined with price increases for parts and labor and the recent acquisition of ATS.  The Company expects parts and service sales to maintain this level of growth during the remainder of 2005.

Sales of new and used construction equipment increased $0.5 million, or 6.7%, from $7.5 million in the first quarter of 2004 to $8.0 million in the first quarter of 2005.  According to John Deere, the Company’s market share in the Houston area construction equipment market was 11.1% in the first quarter of 2005 compared to 11.5% in the first quarter of 2004.  Approximately 2,200 units of construction equipment were put into use in our area of responsibility in 2004, and the construction equipment industry expects to sell approximately 2,350 units of new construction equipment in the Houston area in 2005.

Lease and rental revenues increased $1.0 million, or 14.9%, from $6.7 million in the first quarter of 2004 to $7.7 million in the first quarter of 2005.  Same store lease and rental revenues increased approximately $0.3 million, or 4.4%, in the first quarter of 2005 compared to the first quarter of 2004.  This increase in lease and rental revenue is consistent with management’s expectations.  The Company expects lease and rental revenue to increase approximately 18% during 2005 compared to 2004 due to an increased number of units in the lease and rental fleet and the recent acquisition of ATS.

Finance and insurance revenues increased $1.5 million, or 88.2%, from $1.7 million in the first quarter of 2004 to $3.2 million in the first quarter of 2005.  Same store finance and insurance revenues increased approximately $0.5 million, or 31.8%, in the first quarter of 2005 compared to the first quarter of 2004.  The Company expects finance and insurance revenues to continue to increase as demand for new and used trucks increases.  Finance and insurance revenues have limited direct costs and, therefore, contribute a disproportionate share of the Company’s operating profits.

Other income increased $0.6 million, or 85.7%, from $0.7 million in the first quarter of 2004 to $1.3 million in the first quarter of 2005.  Same store other income increased approximately $0.5 million, or 70.8%, in the first quarter of 2005 compared to the first quarter of 2004.  Other income revenue is primarily related to the gain on sale realized on trucks from the lease and rental fleet, commissions earned from John Deere for direct manufacturer sales into our area of responsibility, document fees related to truck sales and purchase discounts.

Gross Profit

Gross profit increased $19.6 million, or 47.5%, from $41.3 million in the first quarter of 2004 to $60.9 million in the first quarter of 2005.  Gross profit as a percentage of sales decreased from 18.0% in the first quarter of 2004 to 15.2% in the first quarter of 2005.  This decrease is primarily a result of a change in our product mix.  Truck sales, a lower margin revenue item, increased as a percent of total revenue from 63.6% in the first quarter of 2004 to 74.4% in the first quarter of 2005.  Parts and service revenue, a higher margin revenue item, decreased as a percent of total revenue from 29.1% in the first quarter of 2004 to 20.6% in the first quarter of 2005.

Gross margins on Class 8 truck sales decreased from 7.5% in the first quarter of 2004 to 6.6% in the first quarter of 2005. Manufacturers’ incentives for Class 8 trucks accounted for 39.4% of the gross margin in the first quarter of 2004 and 18.3% in the first quarter of 2005. Historically, manufacturers’ incentives have varied significantly on a quarterly basis.  Gross margins, excluding manufacturers’ incentives, increased from 4.0% in the first quarter of 2004 to 4.9% in the first quarter of 2005.  For the fiscal year ending 2005, the Company expects overall gross margins from Class 8 truck sales of approximately 7.0% to 7.5% compared to 7.2% for fiscal year 2004.

Gross margins on medium-duty truck sales were 5.6% in the first quarter of 2004 and in the first quarter of 2005. Manufacturers’ incentives for medium-duty trucks accounted for 6.1% of the gross margin in the first quarter of 2004 and 6.5% in the first quarter of 2005.  We expect sales of non-Peterbilt Class 4 through 6 models to increase as a percentage of total medium-duty sales, which may result in a slight decrease in medium-duty gross margins during the remainder of 2005 because non-Peterbilt medium-duty trucks are traditionally sold at a lower gross margin.

Gross margins on used truck sales increased from 8.2% in the first quarter of 2004 to 9.6% in the first quarter of 2005.  During the first quarter of 2004, the Company experienced higher that normal used truck wholesale transactions related to the trade-in units from first time new truck fleet customers, which resulted in lower gross margins.  The current challenge for the used truck business is procuring a sufficient quantity of quality used trucks for resale at an acceptable price, in a market where demand is exceeding supply.  The Company believes it will be able to continue to achieve margins of approximately 8.5% to 10.0% during the remainder of 2005 due to the high demand for used trucks.

Gross margins from the Company’s parts, service and body shop operations increased from 37.8% in the first quarter of 2004 to 39.8% in the first quarter of 2005.  Gross profit dollars for the parts, service and body shop departments increased from $25.3 million in the first quarter of 2004 to $33.0 million in the first quarter of 2005.  This increase is primarily the result of the restructuring of the compensation plans for parts and service personnel.  In the second half of 2004, the Company made significant revisions to the compensation plans that resulted in sales personnel being compensated based on the profitability of sales rather than the sales volume alone.  The Company expects to maintain gross margins of approximately 38.0% to 40.0% for the remainder of 2005.

Gross margins on new and used construction equipment sales increased from 11.7% in the first quarter of 2004 to 12.0% in the first quarter of 2005.  The Company expects 2005 gross margins to remain in a range of 10.0% to 12.0%, depending on the product mix, and overall gross profit growth on new and used construction equipment sales to be directly correlated to sales growth.

Gross profit generated from lease and rental sales decreased from approximately 28.8% in the first quarter of 2004 to 26.0% in the first quarter of 2005.  The Company’s policy is to depreciate its lease and rental fleet as quickly as is acceptable. This policy results in the Company realizing small gross margins while the unit is in service and a corresponding larger gain on sale when the unit is sold at the end of the lease term.  The Company expects to maintain gross margins of approximately 26.0% through the remainder of 2005 and for overall gross profit growth to be directly correlated to increases in lease and rental sales.

The increase in finance and insurance revenues and other income, as described above, has limited direct costs and, therefore, contributes a disproportionate share of gross profit.

Selling, General and Administrative Expenses

Selling, General and Administrative (“SG&A”) expenses increased $9.0 million, or 26.0%, from $34.6 million in the first quarter of 2004 to $43.6 million in the first quarter of 2005.  Same store SG&A increased approximately $2.9 million, or 8.5%, in the first quarter of 2005 compared to the first quarter of 2004.  This increase is related to increased commissions corresponding to the increase in gross profit.  SG&A expenses as a percentage of sales decreased from 15.0% in the first quarter of 2004 to 10.8% in the first quarter of 2005.

SG&A expenses as a percentage of sales have historically ranged from 11.0% to 16.0%.  The Company expects SG&A expenses as a percentage of sales to remain at the lower end of this range while the demand for trucks remains high.  The Company’s management continually monitors SG&A expenses.

Interest Expense

Net interest expense increased $1.0 million, or 66.7%, from $1.5 million in the first quarter of 2004 to $2.5 million in the first quarter of 2005.  Same store net interest expense increased approximately $0.5 million, or 32.6%, in the first quarter of 2005 compared to the first quarter of 2004.  Net interest expense increased as a result of increased floor plan notes payable and real estate debt related to the acquisition of certain assets of ATS.

Gain on Sale of Assets

Gain on sale of assets decreased $0.4 million, from $0.4 million in the first quarter of 2004 to $0 in the first quarter of 2005.  The gain in 2004 is primarily related to the replacement of fixed assets used in the operation of the business.  The Company expects any gains on sale of assets in 2005 to consist primarily of the replacement of fixed assets used in the operation of the business, but does not expect such gains to be significant.

Income from Continuing Operations before Income Taxes

Income from continuing operations before income taxes increased $9.0 million, or 257.1%, from $3.5 million in the first quarter of 2004 to $12.5 million in the first quarter of 2005, as a result of the factors described above.  Manufacturers and component suppliers expect an increase in unit sales of Class 8 trucks of approximately 26% for 2005.  Based on this predicted increase and our acquisition of ATS, the Company believes that income from continuing operations in 2005 will continue to significantly exceed that of 2004.

Income Taxes from Continuing Operations

Income taxes from continuing operations increased $3.4 million, or 242.9%, from $1.4 million in the first quarter of 2004 to $4.8 million in the first quarter of 2005.  In the first quarter of 2005, the Company has provided for taxes at a 38.5% effective rate compared to 40.0% for the first quarter of 2004.

Gain from Discontinued Operations, net of Income Taxes

The Company sold all assets related to its discontinued operations during 2004 and does not expect to have any discontinued operations in 2005.  Gain from discontinued operations, net of income taxes, was approximately $53,000 in the first quarter of 2004.

Liquidity and Capital Resources

The Company’s short-term cash needs are primarily for working capital, including inventory requirements, expansion of existing facilities and acquisitions of new facilities. These short-term cash needs have historically been financed with retention of profits and borrowings under credit facilities available to the Company.  If the demand for heavy-duty trucks remains strong through 2006, the Company expects to experience net increases in cash and cash equivalents.

At March 31, 2005, the Company had working capital of approximately $83.2 million, including $98.3 million in cash, $44.2 million in accounts receivable, $278.7 million in inventories, $1.2 million in prepaid expenses and other, and $1.8 million in deferred income taxes, offset by $252.7 million outstanding under floor plan notes payable, $20.3 million in current maturities of long-term debt, $0.9 million in current maturities of capital lease obligations, $2.6 million in advances outstanding under lines of credit, $20.3 million of trade accounts payable and $44.2 million in accrued expenses. The aggregate maximum borrowing limit under working capital lines of credit with its primary truck lender is approximately $13.5 million. There were no advances outstanding under this line of credit at March 31, 2005, leaving $13.5 million available for future borrowings.  The Company has four separate secured lines of credit that provide for an aggregate maximum borrowing of $16.1 million.  Advances outstanding under these secured lines of credit in aggregate were $2.6 million, with an additional $5.6 million pledged to secure various letters of credit related to self-insurance products, leaving $7.9 million available for future borrowings as of March 31, 2005.

The Company is constructing a new dealership to replace our existing Mobile, Alabama Rush Truck Center. The total estimated cost of this dealership is $2.6 million. As of March 31, 2005, approximately $2.1 million has been paid to purchase the land and to construct the dealership. The Company expects to relocate its Mobile, Alabama Rush Truck Center to the new facility in the summer of 2005. The Company has also committed $1.5 million to renovate a building purchased for the relocation of the recently acquired Nashville, Tennessee Rush Truck Center. The Company has no other material commitments for capital expenditures as of March 31, 2005. However, the Company will continue to purchase vehicles that are necessary to operate its lease and rental division. Furthermore, management will continue to authorize capital expenditures for new buildings and expansion of facilities based on market opportunities.

During the first quarter of 2005, operating activities resulted in net cash used in operations of $47.4 million. Cash provided by operations was primarily due to income from continuing operations of $7.7 million coupled with provisions for depreciation and amortization of $4.7 million, and an increase of accounts payable and accrued expenses of $4.2 million, which was offset by increases in inventories of $50.2 million, an increase in accounts receivable of $13.9 million.

During the first quarter of 2005, the Company used $64.0 million in investing activities. This consisted primarily of $56.1 million used in the acquisition of certain assets of ATS, purchases of property and equipment of $9.8 million offset by proceeds from the sale of property and equipment of $1.8 million.  Approximately $1.9 million of property and equipment expenditures was for the replacement of capital equipment and $6.2 million was for the purchase of additional units for the leasing operations.  The remaining amount was used for construction of new dealerships and remodeling existing dealerships.

Net cash provided by financing activities in the first quarter of 2005 amounted to $51.5 million. Net cash provided by financing activities was primarily due to proceeds from notes payable of $1.7 million, proceeds from capital lease obligations of $4.5 million and net draws of floor plan notes payable of $50.1 million, offset by principal payments on notes payable of $5.2 million.  The increase in floor plan notes payable is directly related to the increase in truck inventory.

Substantially all of the Company’s Peterbilt truck purchases from PACCAR are made on terms requiring payment within 15 days or less from the date the trucks are shipped from the factory. The Company finances substantially all of the purchase price of its new truck inventory, and 75% of the loan value of its used truck inventory, under a floor plan arrangement with GMAC under which GMAC pays PACCAR directly with respect to new trucks. The Company makes monthly interest payments to GMAC on the amount financed, but is not required to commence loan principal repayments prior to the sale of new vehicles for a period of 12 months or prior to the sale of used vehicles for a period of three months.  On March 31, 2005, the Company had approximately $244.2 million outstanding under its floor plan financing arrangement with GMAC. The Company earns interest on overnight funds deposited by the Company with GMAC at the prime rate less 0.90%. The Company is permitted to earn interest on overnight funds of up to 10% of the amount borrowed under its floor plan financing arrangement with GMAC.

Substantially all of the Company’s new construction equipment purchases are financed by John Deere and Citicapital. The Company finances substantially all of the purchase price of its new equipment inventory under its floor plan facilities. The agreement with John Deere provides an interest free financing period after which time the amount financed is required to be paid in full. When construction equipment is sold prior to the expiration of the interest free period, the Company is required to repay the principal within approximately ten days of the sale. If the construction equipment financed by John Deere is not sold within the interest free period, it is transferred to the Citicapital floor plan arrangement. The Company makes principal payments for sold inventory to Citicapital on the 15th day of each month. Used and rental construction equipment is financed to a maximum of book value under a floor plan arrangement with Citicapital. The Company makes monthly interest payments on the amount financed and is required to commence loan principal repayments on rental construction equipment as book value reduces. Principal payments for sold used construction equipment are made on the 15th day of each month following the sale. The loans are collateralized by a lien on the construction equipment.

The Company’s floor plan agreements limit the aggregate amount of borrowings based on the book value of new and used construction equipment units. As of March 31, 2005, the Company’s floor plan arrangement with Citicapital permits the financing of up to $10.5 million in construction equipment. On March 31, 2005, the Company had $2.2 million outstanding under its floor plan financing arrangements with John Deere and $6.3 million outstanding under its floor plan financing arrangement with Citicapital.

Backlog

On March 31, 2005, the Company’s backlog of truck orders was approximately $517.3 million as compared to a backlog of truck orders of approximately $250.0 million on March 31, 2004. The Company includes in its backlog only confirmed orders. It currently takes between 45 days and six months for the Company to receive delivery of a truck once an order is placed depending on the truck specifications and demand for the particular model ordered. The Company sells the majority of its new trucks by customer special order, with the remainder sold out of inventory. Orders from a number of the Company’s major fleet customers are included in the Company’s backlog as of March 31, 2005.

Seasonality

The Company’s truck business is moderately seasonal. Seasonal effects on new truck sales related to the seasonal purchasing patterns of any single customer type are mitigated by the Company’s diverse customer base, including small and large fleets, governments, corporations and owner operators. However, truck parts and service operations historically have experienced higher volumes of sales in the second and third quarters.

Seasonal effects in the construction equipment business are weather related.  Seasonal effects on construction equipment sales related to the seasonal purchasing patterns of any single customer type are mitigated by the Company’s diverse customer base that includes contractors for residential and commercial construction, utility companies, federal, state and local government agencies, and various petrochemical, industrial and material supply type businesses that require construction equipment in their daily operations.

Cyclicality

The Company’s business is dependent on a number of factors relating to general economic conditions, including fuel prices, interest rate fluctuations, economic recessions, government regulation and customer business cycles. Unit sales of new heavy-duty trucks have historically been subject to substantial cyclical variation based on these general economic conditions. According to R.L. Polk, an industry research and publication firm, industry-wide domestic retail sales of Class 8 trucks resulted in approximately 203,000 new Class 8 truck registrations in 2004. A.C.T. Research forecasts U.S. heavy-duty new truck sales to increase to approximately 255,000 units during 2005. Through geographic expansion, concentration on higher margin parts and service operations and diversification of its customer base, the Company believes it can reduce the negative impact on the Company of adverse general economic conditions or cyclical trends affecting the heavy-duty truck industry.

Environmental Standards and Other Governmental Regulations

Our operations are subject to numerous federal, state and local laws and regulations, including laws and regulations designed to protect the environment by regulating the discharge of materials into the environment. The EPA mandated that heavy-duty engine manufacturers meet new, stricter emissions guidelines regarding nitrous oxides for all engines built subsequent to October 1, 2002 and the EPA has placed additional guidelines, further restricting the emissions of nitrous oxides for all engines built subsequent to January 1, 2007. In 2002, the industry experienced an increased demand for trucks, as it historically has in the months preceding the effective date of a change in EPA engine emission guidelines; this period of increased demand was followed by a decrease in demand in the months subsequent to the change. The Company does not expect the change in emission guidelines that is scheduled to take effect on January 1, 2007 to have an affect on its 2005 results from operations. The Company believes it is too early to accurately determine how the 2007 change in emission guidelines will affect its results of operations subsequent to 2005.

Termination of Dealership Agreements Upon a Change of Control

A substantial percentage of our revenues is derived from sales of Peterbilt trucks and John Deere construction equipment products. Therefore, our business is highly dependent on our dealership agreements with Peterbilt and John Deere, which authorize us to sell Peterbilt and John Deere products in our market areas. Our dealership agreements with Peterbilt are terminable by Peterbilt in the event the aggregate voting power of Mr. W. Marvin Rush (“Mr. Rush”) and his family decreases below 30% with respect to the election of directors. The John Deere dealership agreement would similarly be terminable by John Deere if the aggregate voting power of Mr. Rush and his family were to decrease below 25%. As of March 31, 2005, Mr. Rush and his family beneficially owned 109,075 shares of the Company’s Class A Common Stock, $.01 par value per share (the “Class A Common Stock”), and 2,838,675 shares of the Company’s Class B Common Stock, $.01 par value per share (the “Class B Common Stock”), or approximately 32.2% of the Company’s outstanding voting power. The Company has no control over the transfer or disposition of the shares of the Company’s common stock by Mr. Rush or by Mr. Rush’s estate. If Mr. Rush sells his Class B Common Stock, bequests his Class B Common Stock to nonfamily members or if Mr. Rush’s estate is required to liquidate his Class B Common Stock to pay estate taxes or otherwise, the change of control provisions of the dealership agreements described above could be triggered and cause the Company to lose its critical right to sell Peterbilt or John Deere products. Any loss of rights under its dealership agreements would have a severely adverse effect on the Company’s results of operations.

Effects of Inflation

The Company believes that the relatively moderate rates of inflation over the last few years have not had a significant impact on revenues or profitability.  The Company does not expect inflation to have any near-term material effects on the sale of our products and services.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk.

Market risk represents the risk of loss that may impact the financial position, results of operations, or cash flows of the Company due to adverse changes in financial market prices, including interest rate risk, and other relevant market rate or price risks.

The Company is exposed to some market risk through interest rates related to our floor plan borrowing arrangements, variable rate debt and discount rates related to finance sales. Floor plan borrowings are based on the prime rate of interest and are used to meet working capital needs. As of March 31, 2005, the Company had floor plan borrowings of approximately $252.7 million. Assuming an increase in the prime rate of interest of 100 basis points, interest expense could increase by approximately $2.5 million. The interest rate variability on all other debt would not have a material adverse effect on the Company’s financial position. The Company provides all customer financing opportunities to various finance providers. The Company receives all finance charges in excess of a negotiated discount rate from the finance providers in the month following the date of the financing. The negotiated discount rate is variable, thus subject to interest rate fluctuations. This interest rate risk is mitigated by the Company’s ability to pass discount rate increases to customers through higher financing rates.

The Company is also exposed to some market risk through interest rates related to the investment of our current cash and cash equivalents of $98.3 million at March 31, 2005.  These funds are generally invested in highly liquid money market accounts, government-sponsored enterprises and corporate bonds that do not expose the Company to a loss of principal.  As such instruments mature and the funds are reinvested, we are exposed to changes in market interest rates. This risk is mitigated by management’s ongoing evaluation of the best investment rates available for current and noncurrent high quality investments. If market interest rates were to increase or decrease immediately and uniformly by 50 basis points, the Company’s interest income could correspondingly increase or decrease by approximately $0.5 million. We have not used derivative financial instruments in our investment portfolio.

ITEM 4. Controls and Procedures.

We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2005 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There has been no change in our internal control over financial reporting that occurred during the three months ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1. Legal Proceedings.

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

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Not Applicable

ITEM 3.  Defaults Upon Senior Securities.

Not Applicable

ITEM 4.  Submission of Matters to a Vote of Security Holders.

Not Applicable

ITEM 5.  Other Information.

Not Applicable

ITEM 6.  Exhibits.

a) Exhibits

3.1

Restated Articles of Incorporation of the Registrant (incorporated herein by reference to Exhibit 3.1 of the Company’s Annual Report on Form 10-K (File No. 000-20797), for the year ended December 31, 2004).

3.2	Bylaws of the Registrant, as amended (incorporated herein by reference to Exhibit 3.3 of the Company’s Form 8-A (File No. 000-20797) filed July 9, 2002).

*31.1	Certification of CEO pursuant to Rules 13a-14(a) and 15d-14(a) adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of CFO pursuant to Rules 13a-14(a) and 15d-14(a) adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RUSH ENTERPRISES, INC.

Date:	May 10, 2005	By:	/S/ W. MARVIN RUSH
		Name:	W. Marvin Rush
		Title:	Chairman and Chief Executive Officer
(Principal Executive Officer)

Date:	May 10, 2005	By:	/S/ MARTIN A. NAEGELIN, JR.
		Name:	Martin A. Naegelin, Jr.
		Title:	Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)