Form 10-Q
period 2005-06-30
RUSH ENTERPRISES INC \TX\
filed 2005-08-09
CIK 1012019

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Yes ☒	No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒	No ☐

Indicated below is the number of shares outstanding of the registrant’s common stock, as of August 1, 2005.

Number of
Shares
Title of Class	Outstanding
Class A Common Stock, $.01 Par Value	16,588,805
Class B Common Stock, $.01 Par Value	7,709,525

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

JUNE 30, 2005 AND DECEMBER 31, 2004

(In Thousands, Except Shares and Per Share Amounts)

	June 30,	December 31,
	2005	2004
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$95,453	$158,175
Accounts receivable, net	50,612	30,296
Inventories	311,144	189,792
Prepaid expenses and other	1,392	1,418
Deferred income taxes, net	2,351	1,544
Total current assets	460,952	381,225

PROPERTY AND EQUIPMENT, net	173,735	138,953

OTHER ASSETS, net	102,521	45,755
Total assets	$737,208	$565,933

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Floor plan notes payable	$279,545	$168,002
Current maturities of long-term debt	19,177	16,083
Current maturities of capital lease obligations	1,626	—
Advances outstanding under lines of credit	2,751	2,434
Trade accounts payable	21,309	16,970
Accrued expenses	44,041	39,495
Total current liabilities	368,449	242,984

LONG-TERM DEBT, net of current maturities	93,780	79,973
CAPITAL LEASE OBLIGATIONS, net of current maturities	7,846	—
DEFERRED INCOME TAXES, net	23,292	20,169

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred stock, par value $.01 per share; 1,000 shares authorized; 0 shares outstanding in 2004 and 2005	—	—
Common stock, par value $.01 per share; 50,000,000 shares authorized; 23,896,976 shares outstanding in 2004 and 24,158,556 outstanding in 2005	242	239
Additional paid-in capital	158,535	156,423
Retained earnings	85,064	66,145
Total shareholders’ equity	243,841	222,807
Total liabilities and shareholders’ equity	$737,208	$565,933

The accompanying notes are an integral part of these consolidated financial statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Amounts)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
REVENUES:
New and used truck sales	$343,940	$177,456	$642,871	$323,724
Parts and service	91,990	72,328	174,999	139,333
Construction equipment sales	11,743	7,835	19,719	15,378
Lease and rental	8,387	6,805	16,090	13,476
Finance and insurance	4,073	2,058	7,236	3,781
Other	1,684	697	2,945	1,371
Total revenues	461,817	267,179	863,860	497,063

COST OF PRODUCTS SOLD:
New and used truck sales	320,481	165,034	598,851	300,479
Parts and service	53,173	44,740	103,179	86,448
Construction equipment sales	10,077	6,947	17,095	13,611
Lease and rental	6,336	4,956	12,038	9,704
Total cost of products sold	390,067	221,677	731,163	410,242

GROSS PROFIT	71,750	45,502	132,697	86,821

SELLING, GENERAL AND ADMINISTRATIVE	47,698	34,993	91,306	69,587

DEPRECIATION AND AMORTIZATION	2,590	2,280	5,003	4,476

OPERATING INCOME	21,462	8,229	36,388	12,758

INTEREST EXPENSE, NET	3,217	1,451	5,711	2,906

GAIN ON SALE OF ASSETS	22	29	85	459

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	18,267	6,807	30,762	10,311

PROVISION FOR INCOME TAXES	7,032	2,723	11,843	4,125

INCOME FROM CONTINUING OPERATIONS	11,235	4,084	18,919	6,186

GAIN FROM DISCONTINUED OPERATIONS, NET	0	44	0	97

NET INCOME	$11,235	$4,128	$18,919	$6,283

EARNINGS PER COMMON SHARE – BASIC
Income from continuing operations	$.47	$.28	$.79	$.43
Net income	$.47	$.28	$.79	$.44
EARNINGS PER COMMON SHARE – DILUTED
Income from continuing operations	$.45	$.26	$.76	$.40
Net income	$.45	$.26	$.76	$.41

Weighted average shares outstanding:

Basic	24,064	14,767	23,998	14,428

Diluted	24,855	15,702	24,826	15,464

The accompanying notes are an integral part of these consolidated financial statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Income from continuing operations	$18,919	$6,186
Adjustments to reconcile net income to net cash provided by operating activities
Gain from discontinued operations	—	97
Depreciation and amortization	9,890	7,797
(Gain) loss on sale of property and equipment	(98)	(493)
Provision for deferred income tax expense	(9)	675
Tax benefit realized from exercise of stock options by employees	1,080	—
Change in accounts receivable, net	(19,983)	(13,907)
Change in inventories	(82,689)	1,510
Change in prepaid expenses and other, net	133	(469)
Change in trade accounts payable	4,339	162
Change in accrued expenses	742	(896)
Net cash (used in) provided by operating activities	(67,676)	662

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(26,473)	(15,149)
Proceeds from the sale of property and equipment	2,728	3,622
Business acquisitions	(56,127)	(3,500)
Change in other assets	(57)	(6)
Net cash (used in) investing activities	(79,929)	(15,033)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	9,231	14,401
Proceeds from capital lease obligations	9,906	—
Principal payments on long-term debt	(12,030)	(16,844)
Principal payments on capital lease obligations	(434)	—
Draws (payments) on lines of credit, net	317	(172)
Draws on floor plan notes payable, net	76,905	9,630
Proceeds from exercise of employee and director stock options	1,106	6,953
(Expenses) related to stock offering	(71)	—
Debt issuance costs	(47)	(9)
Net cash provided by financing activities	84,883	13,959

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(62,722)	(412)

CASH AND CASH EQUIVALENTS, beginning of period	158,175	34,389

CASH AND CASH EQUIVALENTS, end of period	$95,453	$33,977

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for-
Interest	$5,164	$3,334
Income taxes	$9,777	$3,596

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

2 – Goodwill and Other Intangible Assets

The Company is required to perform an annual impairment review of goodwill.  The Company performs its annual review during the fourth quarter of each year and, therefore, did not record an impairment charge related to goodwill during the second quarter of 2005.  Management is not aware of any impairment charge, which may be required; however, a change in economic conditions, if one occurs, could result in an impairment charge in the future.

3 – Discontinued Operations

On November 12, 2002, the Company decided to discontinue its Retail Segment (“D&D”), which operated three farm and ranch retail stores in Seguin, Hockley and Denton, Texas.  The Company decided that the retail segment did not fit into its long-term plans of growing its core heavy-duty truck and construction equipment businesses.  The Denton store was closed in December 2002, the Hockley store began liquidating inventory during November 2002 and completed the liquidation on March 9, 2003. The Company sold the Seguin store and Hockley real estate during the fourth quarter of 2004.  As a result of these actions, the Retail Segment is no longer reported as a separate business segment.

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

Net sales and earnings before income taxes related to the discontinued business were as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Retail Segment Stores (D&D)
Net Sales	$—	$3,335	$—	$7,030

Income (loss) before income taxes:
Results of operations from discontinued operations	—	72	—	161
Income before income taxes	—	72	—	161
Income tax benefit (expense)	—	(28)	—	(64)
Net income from discontinued operations	$—	$44	$—	$97

4 – Commitments and Contingencies

The Company is contingently liable to finance companies for certain notes initiated on behalf of such finance companies related to the sale of trucks and construction equipment. The majority of finance contracts are sold without recourse to the Company. The Company’s liability related to finance contracts sold with recourse is generally limited to 5% to 20% of the outstanding amount of each note initiated on behalf of the finance company. However, in 2003 the Company instituted a finance program that accepts 100% liability, with some restrictions, for the outstanding amount of each note initiated on behalf of the finance company. In order for a contract to be accepted into this finance program, a customer must meet strict credit requirements or maintain a significant equity position in the truck being financed; consequently, less than 1% of the Company’s portfolio balance related to finance contracts sold by the Company are under this 100% liability finance program. The Company does not expect to finance a significant percentage of its truck sales under this 100% liability finance program in the future.  The Company provides an allowance for repossession losses and early repayment penalties.

As part of the acquisition of certain assets of American Truck Source, Inc. (“ATS”) effective January 1, 2005, the Company assumed certain liabilities to finance companies for notes that ATS initiated on behalf of such finance companies related to the sale of trucks.  ATS’s portfolio to which the liability is related is made up of contracts sold with and without recourse, and the Company expects a majority of the portfolio to be liquidated by January 1, 2008.  The Company has provided a specific allowance for repossession losses and early repayment penalties related to ATS’s portfolio.

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

5 – Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Numerator:
Numerator for basic and diluted earnings per share-
Net income available to common shareholders	$11,235,000	$4,128,000	$18,919,000	$6,283,000
Denominator:
Denominator for basic earnings per share, adjusted weighted average shares outstanding	24,064,146	14,766,616	23,998,180	14,428,091
Effect of dilutive securities:
Employee and Director stock options	790,637	935,562	828,279	1,035,749
Denominator for diluted earnings per share, adjusted weighted average shares and assumed conversions	24,854,783	15,702,178	24,826,459	15,463,840

Basic earnings per common share	$.47	$.28	$.79	$.44

Diluted earnings per common share and common share equivalents	$.45	$.26	$.76	$.41

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

If the Company had adopted the fair value accounting method under SFAS 123, the Company’s net income and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Income from continuing operations
As reported	$11,235	$4,084	$18,919	$6,186
Stock based employee costs, net of tax effects	452	378	646	567
Pro forma	10,783	3,706	18,273	5,619

Basic earnings per share-
As reported	$0.47	$0.28	$0.79	$0.43
Pro forma	0.45	0.25	0.76	0.39

Diluted earnings per share-
As reported	$0.45	$0.26	$0.76	$0.40
Pro forma	0.43	0.24	0.74	0.36

Net income
As reported	$11,235	$4,128	$18,919	$6,283
Stock based employee costs, net of tax effects	452	378	646	567
Pro forma	10,783	3,750	18,273	5,716

Basic earnings per share-
As reported	$0.47	$0.28	$0.79	$0.44
Pro forma	0.45	0.25	0.76	0.40

Diluted earnings per share-
As reported	$0.45	$0.26	$0.76	$0.41
Pro forma	0.43	0.24	0.74	0.37

The fair value of these options was estimated using a Black-Scholes option pricing model.

During the second quarter of 2005, employees and directors of the Company exercised stock options granted under the Rush Enterprises, Inc. Long-Term Incentive Plan and the Non-Employee Director Stock Option Plan.   The Company issued 136,206 shares of Class A Common Stock and 67,492 shares of Class B Common Stock upon exercise of the employee and director stock options.

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

The ATS acquisition has been accounted for as a purchase.  The preliminary purchase price has been allocated based on the fair values of the assets at the date of acquisition as follows (in thousands):

Inventories	$38,664
Notes & leases receivable	23,211
Other assets	104
Property and equipment, net	20,790
Accrued expenses	(3,804)
Goodwill	53,376

Total	$132,341

The purchase price may continue to change based on finalization of asset values and additional acquisition related expenses. The goodwill acquired in the ATS acquisition is included in the “other assets” line item of the Rush Enterprises, Inc. and Subsidiaries Consolidated Balance Sheet for the period ended June 30, 2005.

The following unaudited pro forma summary presents information as if the ATS acquisition had taken place at the beginning of 2004. The pro forma information is provided for informational purposes only. It is based on historical information and does not necessarily reflect the actual results that would have occurred nor is it necessarily indicative of future results of operations of the Company. The following summary is for the three months and six months ended June 30, 2004 (unaudited) (in thousands, except per share amounts):

	Three months ended June 30, 2004	Six months ended June 30, 2004

Revenues	$352,726	$653,231
Income from continuing operations after pro forma provision for income taxes	$6,697	$10,334
Basic income from continuing operations per share	$0.28	$0.45
Diluted income from continuing operations per share	$0.27	$0.43

8 – Segment Information

The Company currently has two reportable business segments: the Truck Segment and the Construction Equipment Segment. The Truck Segment operates a network of Rush Truck Centers that provide an integrated one-stop source for the trucking needs of its customers, including retail sales of new and used medium-duty and heavy-duty trucks; aftermarket parts, service and body shop facilities; and a wide array of financial services, including the financing of new and used truck purchases, insurance products and truck leasing and rentals. The Construction Equipment Segment operates a full-service John Deere dealership that serves the Houston, Texas metropolitan area. Construction Equipment Segment operations include the retail sale of new and used construction equipment, aftermarket parts and service facilities, and the financing of new and used construction equipment.

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

The Company accounts for intersegment sales and transfers as if the sales or transfers were to third parties; that is, at current market prices. There were no material intersegment sales during the quarters ended June 30, 2004 and 2005.

The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately because each business unit requires different technology and marketing strategies. Business units were maintained through expansion and acquisitions. Assets held for sale and goodwill related to discontinued operations were included in the Truck Segment for the quarter ended June 30, 2004. The following table contains summarized information about reportable segment profit or loss and segment assets for the periods ended June 30, 2004 and 2005 (in thousands):

	Truck Segment	Construction Equipment Segment	All Other	Total

Three months ended June 30, 2005

Revenues from external customers	$442,504	$16,277	$3,036	$461,817
Segment income from continuing operations before taxes	16,002	1,896	369	18,267
Segment assets	702,167	22,577	12,464	737,208

Six months ended June 30, 2005

Revenues from external customers	$830,962	$27,568	$5,330	$863,860
Segment income from continuing operations before taxes	27,842	2,478	442	30,762
Segment assets	702,167	22,577	12,464	737,208

Three months ended June 30, 2004

Revenues from external customers	$253,282	$11,469	$2,428	$267,179
Segment income from continuing operations before taxes	5,933	771	103	6,807
Segment assets	359,649	16,897	10,451	386,997

Six months ended June 30, 2004

Revenues from external customers	$470,994	$21,923	$4,146	$497,063
Segment income from continuing operations before taxes	8,937	1,244	130	10,311
Segment assets	359,649	16,897	10,451	386,997

Revenues from segments below the quantitative thresholds requiring them to be reported separately are attributable to three operating segments of the Company. These segments include a tire company, an insurance agency, and a hunting lease operation. None of these segments has ever met any of the quantitative thresholds for determining reportable segments.

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

On July 14 2005, FASB issued its Exposure Draft, Accounting for Uncertain Tax Positions, which is a proposed interpretation to FASB Statement No. 109, Accounting for Income Taxes.  This proposed interpretation would require an enterprise to recognize in its financial statements the best estimate of the impact of a tax position only if that position is probable of being sustained on audit based solely on the technical merits of the position. In evaluating whether the probable recognition threshold has been met, this proposed interpretation would require the presumption that the tax position will be evaluated during an audit by taxing authorities. The term probable is used in this proposed interpretation consistent with its use in FASB Statement No. 5, Accounting for Contingencies, to mean “the future event or events are likely to occur.” Individual tax positions that fail to meet the probable recognition threshold will generally result in either (a) a reduction in the deferred tax asset or an increase in a deferred tax liability or (b) an increase in a liability for income taxes payable or the reduction of an income tax refund receivable. The impact may also include both (a) and (b).  The proposed interpretation would be effective as of the end of the first fiscal year ending after December 15, 2005.  The initial recognition of the effect of applying the proposed interpretation would be a cumulative effect of a change in accounting principle.  The comment period for the proposed interpretation ends on October 28, 2005.  The Company is currently evaluating the impact of the Exposure Draft on its financial statements.

10 – Subsequent Events

Effective July 25, 2005, the Company acquired certain assets of Fountain Motor Co., Inc.’s (“FMC”) GMC and Isuzu medium-duty truck dealership in Orlando, Florida.  The acquisition provides the Company with the rights to sell GMC and Isuzu medium-duty trucks and parts in Orlando.  The net cost of this acquisition to the Company was approximately $2.8 million, with the purchase price paid in cash.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements contained in this Form 10-Q are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended.  Specifically, all statements other than statements of historical fact included in this Form 10-Q regarding the Company’s financial position, business strategy and plans and objectives of management of the Company for future operations are forward-looking statements.  These forward-looking statements are based on the beliefs of the Company’s management as well as assumptions made by and information currently available to the Company’s management.  When used in this report, the words “may,” “should,” “continue,” “plan,” “potential,” “anticipate,” “believe,” “estimate,” “expect,” “intend” and words or phrases of similar import, as they relate to the Company or its subsidiaries or Company management, are intended to identify forward-looking statements.  Such statements reflect the current view of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions related to certain important factors that could cause actual results to differ materially from those in the forward-looking statements including, without limitation, competitive factors, general economic conditions, cyclicality, possible inaccuracy of estimates of future truck and construction equipment sales by third parties, economic conditions in the new and used truck and equipment markets, customer relations, relationships with vendors, the interest rate environment, governmental regulation and supervision, seasonality, distribution networks, product introductions and acceptance, technological change, changes in industry practices, onetime events and other factors described herein and in the Company’s Registration Statement on Form S-3 (File No. 333-119131) and in the Company’s annual, quarterly and other reports filed with the Securities and Exchange Commission (collectively, “cautionary statements”).  Although the Company believes that its expectations are reasonable, it can give no assurance that such expectations will prove to be correct.  Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected, or intended.  All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the applicable cautionary statements.  The Company does not intend to update these forward-looking statements.

The following comments should be read in conjunction with the Company’s consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q.

General

Rush Enterprises, Inc. was incorporated in Texas in 1965 and currently consists of two reportable segments: the Truck Segment and the Construction Equipment Segment.

We are a full-service, integrated retailer of premium transportation and construction equipment and related services.  Our Rush Truck Centers primarily sell heavy-duty trucks manufactured by Peterbilt Motors Company (“Peterbilt”), a division of PACCAR, Inc. (“PACCAR”).  Some of our Rush Truck Centers sell medium-duty trucks manufactured by Peterbilt, GMC, Hino, UD (Nissan) or Isuzu. We also operate a John Deere construction equipment dealership at our Rush Equipment Center in Houston, Texas. Through our strategically located network of Rush Truck Centers and our Rush Equipment Center, we provide one-stop service for the needs of our customers, including retail sales of new and used trucks and construction equipment, aftermarket parts sales, service and repair facilities, and financing, leasing and rental, and insurance services.

Effective January 1, 2005, we acquired certain assets of American Truck Source, Inc.(“ATS”), including its Peterbilt truck dealerships in Texas and Tennessee for a total purchase price of $132.3 million. The acquisition provides us with rights to sell Peterbilt trucks and parts from new locations in Dallas, Fort Worth, Abilene and Tyler, Texas and Nashville, Tennessee.  See Note 7 of the Notes to Consolidated Financial Statements for a detailed discussion of the preliminary allocation of the purchase price of the acquisition of certain assets of ATS.  Unless otherwise indicated, all of the financial data for the three months and six months ending June 30, 2005 includes the operating results of ATS.

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

Other Assets

Other assets consist primarily of goodwill related to acquisitions and other intangible assets.  As stated in Note 2, SFAS 142 provides that goodwill and other intangible assets that have indefinite useful lives will not be amortized, but instead must be tested at least annually for impairment, and intangible assets that have finite useful lives should continue to be amortized over their useful lives.  SFAS 142 also provides specific guidance for testing goodwill and other non-amortized intangible assets for impairment.  SFAS 142 requires management to make certain estimates and assumptions in order to allocate goodwill to reporting units and to determine the fair value of a reporting unit’s net assets and liabilities, including, among other things, an assessment of market condition, projected cash flows, interest rates and growth rates, which could significantly impact the reported value of goodwill and other intangible assets.  SFAS 142 requires, in lieu of amortization, an annual impairment review of goodwill.  The Company performs its annual review during the fourth quarter of each year and, therefore, did not record an impairment charge related to goodwill during the second quarter of 2005.  Management is not aware of any impairment charge, which may be required; however, a change in economic conditions, if one occurs, could result in an impairment charge in the future.

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

Finance and Insurance Revenue Recognition

Finance income related to the sale of a unit is recognized when the finance contract is sold to a finance company.  During 2004 and 2005, no finance contracts were retained by the Company for any significant length of time because finance contracts are generally sold to finance companies concurrent with the sale of the related unit. The majority of finance contracts are sold without recourse. The Company’s liability related to finance contracts sold with recourse is generally limited to 5% to 20% of the outstanding amount of each note initiated on behalf of the finance company. However, in 2003 the Company instituted a finance program that accepts 100% liability, with some restrictions, for the outstanding amount of each note initiated on behalf of the finance company. In order for a contract to be accepted into this finance program, a customer must meet strict credit requirements or maintain a significant equity position in the truck being financed; therefore, less than 1% of the

Company's portfolio balance related to finance contracts sold by the Company are under this 100% liability finance program and the Company does not expect to finance a significant percentage of its truck sales under this 100% liability finance program in the future. The Company provides for an allowance for repossession losses and early repayment penalties.

As part of the acquisition of certain assets of American Truck Source, Inc. (“ATS”), the Company assumed certain contingent liabilities to finance companies for notes that ATS initiated on behalf of such finance companies related to the sale of trucks.  ATS’s portfolio to which the contingent liability is related is made up of contracts sold with and without recourse, and the Company expects a majority of the portfolio to be liquidated by January 1, 2008.  The Company has provided a specific allowance for repossession losses and early repayment penalties related to ATS’s portfolio.

The Company arranges financing for customers through various financial institutions and receives a commission from the lender equal to either the difference between the interest rates charged to customers over the predetermined interest rates set by the financing institution or a commission for the placement of contracts. The Company also receives commissions from the sale of various insurance products to customers and extended service contracts. Revenue is recognized by the Company upon the sale of such finance and insurance contracts to the finance and insurance companies net of a provision for estimated repossession losses and interest charge backs. The Company is not the obligor under any of these contracts. In the case of finance contracts, a customer may prepay, or fail to pay, thereby terminating the contract. If the customer terminates a retail finance contract or other insurance product prior to scheduled maturity, a portion of the commissions previously paid to the Company may be charged back to the Company depending on the terms of the relevant contracts. The estimate of ultimate charge back exposure is based on the Company’s historical charge back expense arising from similar contracts, including the impact of refinance and default rates on retail finance contracts and cancellation rates on other insurance products. The actual amount of historical charge backs has not been significantly different than the Company’s estimates.

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

Results of Operations

The following discussion and analysis includes the Company’s historical results of operations for the three and six months ended June 30, 2005 and 2004.

The following table sets forth for the periods indicated certain financial data as a percentage of total revenues:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004

New and used truck sales	74.5%	66.4%	74.4%	65.1%
Parts and service	19.9	27.1	20.3	28.0
Construction equipment sales	2.5	2.9	2.3	3.1
Lease and rental	1.8	2.5	1.9	2.7
Finance and insurance	0.9	0.8	0.8	0.8
Other	0.4	0.3	0.3	0.3
Total revenues	100.0	100.0	100.0	100.0
Cost of products sold	84.5	83.0	84.6	82.5
Gross profit	15.5	17.0	15.4	17.5
Selling, general and administrative	10.3	13.1	10.6	14.0
Depreciation and amortization	0.6	0.9	0.6	0.9
Operating income	4.6	3.0	4.2	2.6
Interest expense, net	0.7	0.5	0.7	0.6
Gain on sale of assets	0.0	0.0	0.0	0.1
Income from continuing operations before income taxes	3.9	2.5	3.5	2.1
Provision for income taxes	1.5	1.0	1.4	0.8
Income from continuing operations	2.4	1.5	2.1	1.3
Gain (loss) from discontinued operations, net	0.0	0.0	0.0	0.0
Net Income	2.4%	1.5%	2.1%	1.3%

Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004

Revenues

Revenues increased $194.6 million, or 72.8%, from $267.2 million in the second quarter of 2004 to $461.8 million in the second quarter of 2005. Sales of new and used trucks increased $166.4 million, or 93.7%, from $177.5 million in the second quarter of 2004 to $343.9 million in the second quarter of 2005.  This increase in revenue is due to continued strong demand for class 8 trucks and the acquisition of ATS, which was effective January 1, 2005.

Unit sales of new class 8 trucks increased 92.4%, from 1,283 units in the second quarter of 2004 to 2,469 units in the second quarter of 2005.  The increase in class 8 unit sales is largely attributable to the acquisition of certain assets of ATS, but also evidences continuing demand for class 8 trucks due to the transportation industry’s need to replace aging equipment.  Based on estimates from A.C.T. Research Co., LLC, a truck industry data and forecasting service provider, the Company believes that the deliveries of class 8 trucks in the United States will increase from approximately 203,000 units in 2004 to approximately 255,000 units in 2005.  In 2004, the Company retained a 2.7% share of the class 8 truck sales market in the U.S. and due to the Company’s recent acquisition of ATS, the Company expects this share to increase to between 3.5% and 4.0% in 2005, which would result in the sale of approximately 9,000 to 10,000 class 8 trucks based on the number of deliveries estimated by A.C.T. Research.  Manufacturers and component suppliers currently expect class 8 truck deliveries to continue to increase through 2006 and then soften in 2007 primarily due to future emission laws, which are expected to increase the cost and reduce the efficiency of engines built on or after January 1, 2007.  Federal legislation has been proposed that provides incentives to purchasers of engines that meet the 2007 requirements, but it is too early to estimate the effect that the proposed legislation might have on truck buyers’ purchasing decisions if the legislation is actually passed into law.

Unit sales of new medium-duty trucks increased 57.3%, from 433 units in the second quarter of 2004 to 681 units in the second quarter of 2005.  The increase is attributable to the acquisition of ATS and the Company’s ongoing efforts to improve its medium-duty truck sales by adding experienced medium-duty sales personnel and introducing new non-Peterbilt class 4 through 6 medium-duty franchises at some of our Rush Truck Centers to complement the existing Peterbilt medium-duty line, which consists primarily of class 7 trucks.  Class 4 through 6 truck sales accounted for 60% of our total medium-duty truck sales in the second quarter of 2005, an increase from 48% in the second quarter of 2004.  The average sales price for non-Peterbilt class 4 through 6 truck during the second quarter of 2005 was approximately $42,800 compared to an average sales price of approximately $81,600 for the Peterbilt medium-duty models.  Overall, new medium-duty truck sales revenue increased approximately $17.1 million, or 75.3%, in the second quarter of 2005 compared to the second quarter of 2004.  In 2005, the Company expects to continue adding medium-duty franchises to certain Rush Truck Centers and expects to sell approximately 2,500 to 3,000 medium-duty trucks in 2005.

Unit sales of used trucks increased 35.1%, from 647 units in the second quarter of 2004 to 874 units in the second quarter of 2005.  Used truck average sales price per unit increased by 28.0% due to increased demand for high quality used trucks and the mix of products sold, which continually changes.  Historically, used truck demand is consistent with new truck demand.  The Company expects used truck demand to remain high; however, our ability to sell used trucks is ultimately dependent upon our ability to acquire used trucks for resale.  The Company expects to sell approximately 3,500 to 4,000 used trucks in 2005 if it is able to acquire a sufficient number of used trucks for resale.

Parts and service sales increased $19.7 million, or 27.2%, from $72.3 million in the second quarter of 2004 to $92.0 million in the second quarter of 2005.  The parts and service sales increase in the second quarter of 2005 was consistent with management’s expectations, which take into account business development combined with price increases for parts and labor and the recent acquisition of ATS.  The Company expects parts and service sales to maintain this level of growth during the remainder of 2005.

Sales of new and used construction equipment increased $3.9 million, or 50.0%, from $7.8 million in the second quarter of 2004 to $11.7 million in the second quarter of 2005.  Currently, the construction equipment sales increase is primarily attributable to the improved market conditions in Houston, Texas and the need to replace aging equipment.  Approximately 2,200 units of construction equipment were put into use in our area of responsibility in 2004, and the construction equipment industry expects to sell approximately 2,800 units of new construction equipment in the Houston area in 2005.  Because the Company operates only one construction equipment location, new and used construction equipment revenue can fluctuate significantly from quarter to quarter depending on the mix of product sold and the timing of deliveries.

Lease and rental revenues increased $1.6 million, or 23.5%, from $6.8 million in the second quarter of 2004 to $8.4 million in the second quarter of 2005.  This increase in lease and rental revenue is consistent with management’s expectations taking into account the acquisition of ATS and the increased demand for heavy-duty trucks.  The Company expects lease and rental revenue to increase approximately 18% to 20% during 2005 compared to 2004 due to an increased number of units in the lease and rental fleet and the recent acquisition of ATS.

Finance and insurance revenues increased $2.0 million, or 95.2%, from $2.1 million in the second quarter of 2004 to $4.1 million in the second quarter of 2005.  The Company expects finance and insurance revenues to continue to increase as sales of new and used trucks increases.  Finance and insurance revenues have limited direct costs and, therefore, contribute a disproportionate share of the Company’s operating profits.

Other income increased $1.0 million, or 142.9%, from $0.7 million in the second quarter of 2004 to $1.7 million in the second quarter of 2005.  The increase in other income is primarily attributable to the gains on sales of trucks from the lease and rental fleet, commissions earned from John Deere for direct manufacturer sales into our area of responsibility, and the acquisition of ATS.  Other income also consists of document fees related to truck sales and purchase discounts.

Gross Profit

Gross profit increased $26.3 million, or 57.8%, from $45.5 million in the second quarter of 2004 to $71.8 million in the second quarter of 2005.  Gross profit as a percentage of sales decreased from 17.0% in the second quarter of 2004 to 15.5% in the second quarter of 2005.  This decrease is primarily a result of a change in our product mix.  Truck sales, a lower margin revenue item, increased as a percent of total revenue from 66.4% in the second quarter of 2004 to 74.5% in the second quarter of 2005.  Parts and service revenue, a higher margin revenue item, decreased as a percent of total revenue from 27.1% in the second quarter of 2004 to 19.9% in the second quarter of 2005.

Gross margins on class 8 truck sales decreased from 6.7% in the second quarter of 2004 to 6.4% in the second quarter of 2005. Manufacturers’ incentives for class 8 trucks accounted for 25.0% of the gross margin in the second quarter of 2004 and 19.3% in the second quarter of 2005. Historically, manufacturers’ incentives have varied significantly on a quarterly basis.  Gross margins, excluding manufacturers’ incentives, increased from 4.5% in the second quarter of 2004 to 4.6% in the second quarter of 2005.  For the fiscal year ending 2005, the Company expects overall gross margins from class 8 truck sales to approximate 6.5% to 7.0% compared to 7.0% for fiscal year 2004.

Gross margins on medium-duty truck sales increased from 6.2% in the second quarter of 2004 to 6.9% in the second quarter of 2005. Manufacturers’ incentives for medium-duty trucks accounted for 3.8% of the gross margin in the second quarter of 2004 and 4.9% in the second quarter of 2005.  We expect sales of non-Peterbilt medium-duty models to increase as a percentage of total medium-duty sales, which may result in a slight decrease in medium-duty gross margins during the remainder of 2005 because non-Peterbilt medium-duty trucks are traditionally sold at a lower gross margin.

Gross margins on used truck sales decreased from 9.5% in the second quarter of 2004 to 9.4% in the second quarter of 2005.  The current challenge for the used truck business is procuring a sufficient quantity of quality used trucks for resale at an acceptable price, in a market where demand is exceeding supply.  The Company believes it will be able to continue to achieve margins of approximately 8.5% to 10.0% during the remainder of 2005 due to the high demand for used trucks.

Gross margins from the Company’s parts, service and body shop operations increased from 38.1% in the second quarter of 2004 to 42.2% in the second quarter of 2005.  Gross profit dollars for the parts, service and body shop departments increased from $27.6 million in the second quarter of 2004 to $38.8 million in the second quarter of 2005.  The increase in gross profit dollars is partially attributable to the recent acquisition of ATS.  The increase in the gross margins for parts, service and body shop sales is partially attributable to the restructuring of the compensation plans for parts and service personnel.  In the second half of 2004, the Company made significant revisions to the compensation plans that resulted in sales personnel being compensated based on the profitability of sales rather than the sales volume alone.  The Company expects to maintain gross margins of approximately 38.0% to 42.0% for the remainder of 2005.

Gross margins on new and used construction equipment sales increased from 11.3% in the second quarter of 2004 to 14.2% in the second quarter of 2005.  The Company expects 2005 gross margins on new and used construction equipment sales to remain in a range of 10.0% to 14.0%, depending on the product mix.

Gross margins generated from lease and rental sales decreased from approximately 27.2% in the second quarter of 2004 to 24.5% in the second quarter of 2005.  The decrease in gross margin from lease and rental sales is primarily due to the increase in interest rates and the increase in the cost of new trucks for use in the lease and rental fleet.  The Company expects to maintain gross margins from lease and rental sales of approximately 24.0% to 26.0% for the remainder of 2005.

The increase in finance and insurance revenues and other income, as described above, has limited direct costs and, therefore, contributes a disproportionate share of gross profit.

Selling, General and Administrative Expenses

Selling, General and Administrative (“SG&A”) expenses increased $12.7 million, or 36.3%, from $35.0 million in the second quarter of 2004 to $47.7 million in the second quarter of 2005.  The increase in SG&A is attributable in part to increased commissions corresponding to the increase in sales and the recent acquisition of ATS.  SG&A expenses as a percentage of sales decreased from 13.1% in the second quarter of 2004 to 10.3% in the second quarter of 2005.  SG&A expenses as a percentage of sales have historically ranged from 11.0% to 16.0%.  The Company expects SG&A expenses as a percentage of sales to remain at the lower end of this range while the demand for trucks remains high.  The Company’s management continually monitors SG&A expenses.

Interest Expense

Net interest expense increased $1.7 million, or 113.3%, from $1.5 million in the second quarter of 2004 to $3.2 million in the second quarter of 2005.  Net interest expense increased as a result of increased truck inventory, which increases our floor plan interest expense, and the assumption of debt associated with real estate acquired from ATS.

Income from Continuing Operations before Income Taxes

Income from continuing operations before income taxes increased $11.5 million, or 169.1%, from $6.8 million in the second quarter of 2004 to $18.3 million in the second quarter of 2005, as a result of the factors described above.  Manufacturers and component suppliers expect an increase in unit sales of class 8 trucks for 2005 compared to 2004.  Based on this predicted increase in sales of class 8 trucks and our acquisition of ATS, the Company believes that income from continuing operations in 2005 will continue to significantly exceed that of 2004.

Income Taxes from Continuing Operations

Income taxes from continuing operations increased $4.3 million, or 159.3%, from $2.7 million in the second quarter of 2004 to $7.0 million in the second quarter of 2005.  In the second quarter of 2005, the Company has provided for taxes at a 38.5% effective rate compared to 40.0% for the second quarter of 2004.

Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004

Unless otherwise stated below, the Company’s future expectations with regards to the items discussed in this section are set forth in the discussion of the “Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004.”

Revenues

Revenues increased $366.8 million, or 73.8%, from $497.1 million in the first six months of 2004 to $863.9 million in the first six months of 2005. Sales of new and used trucks increased $319.2 million, or 98.6%, from $323.7 million in the first six months of 2004 to $642.9 million in the first six months of 2005.  This increase in revenue is due to continued strong demand for class 8 trucks and the acquisition of ATS, which was effective January 1, 2005.

Unit sales of new class 8 trucks increased 103.9%, from 2,282 units in the first six months of 2004 to 4,654 units in the first six months of 2005.  The increase in class 8 unit sales is largely attributable to the continuing demand for class 8 trucks and the acquisition of ATS.

Unit sales of new medium-duty trucks increased 71.7%, from 760 units in the first six months of 2004 to 1,305 units in the first six months of 2005.  The increase is attributable to the acquisition of ATS and the Company’s previously discussed efforts to improve its medium-duty truck sales.  The average sales price for non-Peterbilt class 4 through 6 trucks during the first six months of 2005 was approximately $40,500 compared to an average sales price of approximately $76,900 for the Peterbilt medium-duty models.  Overall, new medium-duty truck sales revenue increased approximately $33.4 million, or 85.0%, in the first six months of 2005 compared to the first six months of 2004.

Unit sales of used trucks increased 30.4%, from 1,422 units in the first six months of 2004 to 1,854 units in the first six months of 2005.  Used truck average sales price per unit increased by approximately 26.0% compared to the same period in 2004.  Historically, average used truck sales prices increase during periods of increased demand.

Parts and service sales increased $35.7 million, or 25.6%, from $139.3 million in the first six months of 2004 to $175.0 million in the first six months of 2005.  The parts and service sales increase during the first six months of 2005 was consistent with management’s expectations, which take into account business development combined with price increases for parts and labor and the recent acquisition of ATS.

Sales of new and used construction equipment increased $4.3 million, or 27.9%, from $15.4 million in the first six months of 2004 to $19.7 million in the first six months of 2005.  The year-to-date construction equipment sales increase is primarily attributable to the improved market conditions for construction equipment sales.

According to John Deere, the Company’s market share in the Houston area construction equipment market was 21.0% in the first six months of 2005 compared to 16.6% in the first six months of 2004.

Lease and rental revenues increased $2.6 million, or 19.3%, from $13.5 million in the first six months of 2004 to $16.1 million in the first six months of 2005.  This increase in lease and rental revenue is due to an increased number of units in the lease and rental fleet and the recent acquisition of ATS.

Finance and insurance revenues increased $3.4 million, or 89.5%, from $3.8 million in the first six months of 2004 to $7.2 million in the first six months of 2005.  The increase in finance and insurance revenues is due to the increase in sales of new and used trucks and the recent acquisition of ATS.

Other income increased $1.5 million, or 107.1%, from $1.4 million in the first six months of 2004 to $2.9 million in the first six months of 2005.  The increase in other income is primarily related to the gain on sale realized on trucks from the lease and rental fleet, commissions earned from John Deere for direct manufacturer sales into our area of responsibility, and the acquisition of ATS.

Gross Profit

Gross profit increased $45.9 million, or 52.9%, from $86.8 million in the first six months of 2004 to $132.7 million in the first six months of 2005.  Gross profit as a percentage of sales decreased from 17.5% in the first six months of 2004 to 15.4% in the first six months of 2005.  Truck sales, a lower margin revenue item, increased as a percent of total revenue from 65.1% in the first six months of 2004 to 74.4% in the first six months of 2005.  Parts and service revenue, a higher margin revenue item, decreased as a percent of total revenue from 28.0% in the first six months of 2004 to 20.3% in the first six months of 2005.

Gross margins on class 8 truck sales decreased from 7.1% in the first six months of 2004 to 6.5% in the first six months of 2005. Manufacturers’ incentives for class 8 trucks accounted for 31.7% of the gross margin in the first six months of 2004 and 20.3% in the first six months of 2005.  Gross margins, excluding manufacturers’ incentives, increased from 4.3% in the first six months of 2004 to 4.7% in the first six months of 2005.

Gross margins on medium-duty truck sales increased from 5.9% in the first six months of 2004 to 6.3% in the first six months of 2005. Manufacturers’ incentives for medium-duty trucks accounted for 5.9% of the gross margin in the first six months of 2004 and 5.6% in the first six months of 2005.  As previously discussed, we expect sales of non-Peterbilt class 4 through 6 models to increase as a percentage of total medium-duty sales, which may result in a slight decrease in medium-duty gross margins during the remainder of 2005 because non-Peterbilt medium-duty trucks are traditionally sold at a lower gross margin.

Gross margins on used truck sales increased from 8.8% in the first six months of 2004 to 9.5% in the first six months of 2005.  The Company believes it will be able to continue to achieve margins of approximately 8.5% to 10.0% for the remainder of the year due to the high demand for used trucks.

Gross margins from the Company’s parts, service and body shop operations increased from 38.0% in the first six months of 2004 to 41.0% in the first six months of 2005.  Gross profit dollars for the parts, service and body shop departments increased from $52.9 million in the first six months of 2004 to $71.8 million in the first six months of 2005.  The increase in gross profit dollars is partially attributable to the recent acquisition of ATS.  The increase in the gross margins for parts, service and body shop sales is partially attributable to the restructuring of the compensation plans for parts and service personnel.  In the second half of 2004, the Company made significant revisions to the compensation plans that resulted in sales personnel being compensated based on the profitability of sales rather than the sales volume alone.

Gross margins on new and used construction equipment sales increased from 11.5% in the first six months of 2004 to 13.3% in the first six months of 2005.  The increase in gross margin is consistent with the increased demand for construction equipment in the Houston, Texas market.  The Company expects 2005 gross margins on new and used construction equipment sales to remain in a range of 10.0% to 14.0%, depending on the product mix.

Gross margins generated from lease and rental sales decreased from approximately 28.0% in the first six months of 2004 to 25.2% in the first six months of 2005.  The decrease in gross margin from lease and rental sales is primarily due to the increase in interest rates and the increase in the cost of new trucks for use in the lease and rental fleet.

Selling, General and Administrative Expenses

Selling, General and Administrative expenses increased $21.7 million, or 31.2%, from $69.6 million in the first six months of 2004 to $91.3 million in the first six months of 2005.  The increase in SG&A is primarily attributable to the increased commissions corresponding to the increase in sales and the recent acquisition of ATS.  SG&A expenses as a percentage of sales decreased from 14.0% in the first six months of 2004 to 10.6% in the first six months of 2005.

Interest Expense

Net interest expense increased $2.8 million, or 96.6%, from $2.9 million in the first six months of 2004 to $5.7 million in the first six months of 2005.  Net interest expense increased as a result of increased truck inventory, which increases our floor plan interest expense, and the assumption of debt associated with real estate acquired from ATS.

Income from Continuing Operations before Income Taxes

Income from continuing operations before income taxes increased $20.5 million, or 199.0%, from $10.3 million in the first six months of 2004 to $30.8 million in the first six months of 2005, as a result of the factors described above.

Income Taxes from Continuing Operations

Income taxes from continuing operations increased $7.7 million, or 187.8%, from $4.1 million in the first six months of 2004 to $11.8 million in the first six months of 2005.  In the first six months of 2005, the Company has provided for taxes at a 38.5% effective rate compared to 40.0% for the first six months of 2004.

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

At June 30, 2005, the Company had working capital of approximately $92.5 million, including $95.5 million in cash, $50.6 million in accounts receivable, $311.1 million in inventories, $1.4 million in prepaid expenses and other, and $2.4 million in deferred income taxes, offset by $279.5 million outstanding under floor plan notes payable, $19.2 million in current maturities of long-term debt, $1.6 million in current maturities of capital lease obligations, $2.8 million in advances outstanding under lines of credit, $21.3 million of trade accounts payable and $44.0 million in accrued expenses. The aggregate maximum borrowing limit under working capital lines of credit with its primary truck lender is approximately $13.5 million. There were no advances outstanding under this line of credit at June 30, 2005, leaving $13.5 million available for future borrowings.  The Company has four separate secured lines of credit that provide for an aggregate maximum borrowing of $16.8 million.  Advances outstanding under these secured lines of credit in aggregate were $2.8 million, with an additional $5.2 million pledged to secure various letters of credit related to self-insurance products, leaving $8.8 million available for future borrowings as of June 30, 2005.

The Company has committed $1.5 million to renovate a building purchased for the relocation of the recently acquired Nashville, Tennessee Rush Truck Center. The Company has no other material commitments for capital expenditures as of June 30, 2005. However, the Company will continue to purchase vehicles that are necessary to operate its lease and rental division. Furthermore, management will continue to authorize capital expenditures for new buildings and expansion of facilities based on market opportunities.

During the first six months of 2005, operating activities resulted in net cash used in operations of $67.7 million. Cash provided by operations was primarily due to income from continuing operations of $18.9 million coupled with provisions for depreciation and amortization of $9.9 million, and an increase of accounts payable and accrued expenses of $5.1 million, which was offset by an increase in inventories of $82.7 million and an increase in accounts receivable of $20.0 million.  The Company typically increases truck inventories during periods of high demand in order to meet customer needs.  The increase in accounts receivable is consistent with the increase in truck sales.

During the first six months of 2005, the Company used $79.9 million in investing activities. This consisted primarily of $56.1 million used in the acquisition of certain assets of ATS and purchases of property and equipment of $26.5 million offset by proceeds from the sale of property and equipment of $2.7 million.  Approximately $3.8 million of property and equipment expenditures was used for construction of new dealerships and remodeling of existing dealerships and $17.8 million was for the purchase of additional trucks for the leasing operations.  The remaining amount was used for routine replacement of capital equipment.

Net cash provided by financing activities in the first six months of 2005 amounted to $84.9 million. Net cash provided by financing activities was primarily due to proceeds from notes payable of $9.2 million, proceeds from capital lease obligations of $9.9 million and net draws of floor plan notes payable of $76.9 million, offset by principal payments on notes payable of $12.0 million.  The increase in floor plan notes payable is directly related to the increase in truck inventory during the first six months of 2005.  The proceeds from notes payable and capital lease obligations are primarily related to financing of trucks for the leasing operations.

Substantially all of the Company’s Peterbilt truck purchases from PACCAR are made on terms requiring payment within 15 days or less from the date the trucks are shipped from the factory. The Company finances substantially all of the purchase price of its new truck inventory, and 75% of the loan value of its used truck inventory under a floor plan arrangement with GMAC, under which GMAC pays PACCAR directly with respect to new trucks. The Company makes monthly interest payments to GMAC on the amount financed, but is not required to commence loan principal repayments prior to the sale of new vehicles for a period of 12 months or prior to the sale of used vehicles for a period of three months.  On June 30, 2005, the Company had approximately $267.4 million outstanding under its floor plan financing arrangement with GMAC. The Company earns interest on overnight funds deposited by the Company with GMAC at the prime rate less 0.90%. The Company is permitted to earn interest on overnight funds of up to 10% of the amount borrowed under its floor plan financing arrangement with GMAC.

Substantially all of the Company’s new construction equipment purchases are financed by John Deere and Citicapital. The Company finances substantially all of the purchase price of its new equipment inventory under its floor plan facilities. The agreement with John Deere provides an interest free financing period after which time the amount financed is required to be paid in full. When construction equipment is sold prior to the expiration of the interest free finance period, the Company is required to repay the principal within approximately ten days of the sale. If the construction equipment financed by John Deere is not sold within the interest free finance period, it is transferred to the Citicapital floor plan arrangement. The Company makes principal payments for sold inventory to Citicapital on the 15th day of each month. Used and rental construction equipment is financed to a maximum of book value under a floor plan arrangement with Citicapital. The Company makes monthly interest payments on the amount financed and is required to commence loan principal repayments on rental construction equipment as book value reduces. Principal payments for sold used construction equipment are made on the 15th day of each month following the sale. The loans are collateralized by a lien on the construction equipment. The Company’s floor plan agreements limit the aggregate amount of borrowings based on the book value of new and used construction equipment units. As of June 30, 2005, the Company’s floor plan arrangement with Citicapital permits the financing of up to $10.5 million in construction equipment. On June 30, 2005, the Company had $4.3 million outstanding under its floor plan financing arrangements with John Deere and $7.9 million outstanding under its floor plan financing arrangement with Citicapital.

Backlog

On June 30, 2005, the Company’s backlog of truck orders was approximately $434.5 million as compared to a backlog of truck orders of approximately $300.0 million on June 30, 2004. The Company includes in its backlog only confirmed orders. It currently takes between 45 days and six months for the Company to receive delivery of a truck once an order is placed depending on the truck specifications and demand for the particular model ordered. The Company sells the majority of its new trucks by customer special order, with the remainder sold out of inventory.

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

Environmental Standards and Other Governmental Regulations

Our operations are subject to numerous federal, state and local laws and regulations, including laws and regulations designed to protect the environment by regulating the discharge of materials into the environment. The EPA mandated that heavy-duty engine manufacturers meet new, stricter emissions guidelines regarding nitrous oxides for all engines built subsequent to October 1, 2002 and the EPA has placed additional guidelines, further restricting the emissions of nitrous oxides for all engines built subsequent to January 1, 2007. In 2002, the industry experienced an increased demand for trucks, as it historically has in the months preceding the effective date of a change in EPA engine emission guidelines; this period of increased demand was followed by a decrease in demand in the months subsequent to the change. The Company does not expect the change in emission guidelines that is scheduled to take effect on January 1, 2007 to have an affect on its 2005 results from operations. The Company believes it is too early to accurately determine how the 2007 change in emission guidelines will affect its results of operations subsequent to 2005.  The Company expects continued high demand for trucks through 2006 and some fall-off in demand for trucks in 2007 due to the emissions guidelines.  The severity of the fall-off in demand for trucks in 2007 will depend upon several factors including, without limitation, the results of tests on engines designed to meet the 2007 standards and the availability of tax incentives for purchasers of truck subsequent to January 1, 2007.

Termination of Dealership Agreements Upon a Change of Control

A substantial percentage of our revenues is derived from sales of Peterbilt trucks and John Deere construction equipment products. Therefore, our business is highly dependent on our dealership agreements with Peterbilt and John Deere, which authorize us to sell Peterbilt and John Deere products in our market areas. Our dealership agreements with Peterbilt are terminable by Peterbilt in the event the aggregate voting power of Mr. W. Marvin Rush (“Mr. Rush”) and his family decreases below 30% with respect to the election of directors. The John Deere dealership agreement would similarly be terminable by John Deere if the aggregate voting power of Mr. Rush and his family were to decrease below 25%. As of June 30, 2005, Mr. Rush and his family beneficially owned 109,075 shares of the Company’s Class A Common Stock, and 2,838,675 shares of the Company’s Class B Common Stock,  or approximately 32.1% of the Company’s outstanding voting power. The Company has no control over the transfer or disposition of the shares of the Company’s common stock by Mr. Rush or by Mr. Rush’s estate. If Mr. Rush sells his Class B Common Stock, bequests his Class B Common Stock to nonfamily members or if Mr. Rush’s estate is required to liquidate his Class B Common Stock to pay estate taxes or otherwise, the change of control provisions of the dealership agreements described above could be triggered and cause the Company to lose its critical right to sell Peterbilt or John Deere products. Any loss of rights under its dealership agreements would have a severely adverse effect on the Company’s results of operations.

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

The Company is exposed to some market risk through interest rates related to our floor plan borrowing arrangements, variable rate debt and discount rates related to finance sales. Floor plan borrowings are based on the prime rate of interest and are used to meet working capital needs. As of June 30, 2005, the Company had floor plan borrowings of approximately $279.5 million. Assuming an increase in the prime rate of interest of 100 basis points, interest expense could increase by approximately $2.8 million. The interest rate variability on all other debt would not have a material adverse effect on the Company’s financial position. The Company provides all customer financing opportunities to various finance providers. The Company receives all finance charges in excess of a negotiated discount rate from the finance providers in the month following the date of the financing. The negotiated discount rate is variable, thus subject to interest rate fluctuations. This interest rate risk is mitigated by the Company’s ability to pass discount rate increases to customers through higher financing rates.

The Company is also exposed to some market risk through interest rates related to the investment of our current cash and cash equivalents of $95.5 million at June 30, 2005.  These funds are generally invested in highly liquid money market accounts, government-sponsored enterprises and corporate bonds that do not expose the Company to a loss of principal.  As such instruments mature and the funds are reinvested, we are exposed to changes in market interest rates. This risk is mitigated by management’s ongoing evaluation of the best investment rates available for current and noncurrent high quality investments. If market interest rates were to increase or decrease immediately and uniformly by 50 basis points, the Company’s interest income could correspondingly increase or decrease by approximately $0.5 million. We have not used derivative financial instruments in our investment portfolio.

ITEM 4. Controls and Procedures.

We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2005 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There has been no change in our internal control over financial reporting that occurred during the three months ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Not Applicable

ITEM 3.  Defaults Upon Senior Securities.

Not Applicable

ITEM 4.  Submission of Matters to a Vote of Security Holders.

The following matters were voted upon at the Annual Meeting of Stockholders held on May 25, 2005, and received the votes set forth below:

1.                                       All of the following persons nominated were elected to serve as directors and received the number of votes set forth opposite their respective names:

Name	Number of Votes FOR FOR	Number of Votes WITHHELD

W. Marvin Rush	7,842,270	75,647
W.M. “Rusty” Rush	7,895,603	22,314
John D. Rock	7,866,079	51,838
Harold D. Marshall	7,866,444	51,473
Ronald J. Krause	7,864,484	53,433
Thomas A. Akin	7,868,539	49,378

2.                                       A proposal to ratify the appointment of Ernst & Young LLP as Independent Public Accountants received 7,876,982 votes FOR and 40,810 votes AGAINST, with 125 abstentions.

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

RUSH ENTERPRISES, INC.

Date:	August 9, 2005	By:	/S/ W. MARVIN RUSH
		Name:	W. Marvin Rush
		Title:	Chairman and Chief Executive Officer (Principal Executive Officer)

Date:	August 9, 2005	By:	/S/ MARTIN A. NAEGELIN, JR.
		Name:	Martin A. Naegelin, Jr.
		Title:	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)