Form 10-Q
period 2005-09-30
RUSH ENTERPRISES INC \TX\
filed 2005-11-09
CIK 1012019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Yes     ☒              No    ☐

                Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes    ☐             No   ☒

                Indicated below is the number of shares outstanding of the registrant’s common stock, as of October 25, 2005.

Number of
Shares
Title of Class	Outstanding
Class A Common Stock, $.01 Par Value	16,639,873
Class B Common Stock, $.01 Par Value	7,733,743

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets—September 30, 2005 (unaudited) and December 31, 2004

Consolidated Statements of Operations—For the Three Months and Nine Months Ended September 30, 2005 and 2004 (unaudited)

Consolidated Statements of Cash Flows—For the Nine Months Ended September 30, 2005 and 2004 (unaudited).

Notes to Consolidated Financial Statements (unaudited)

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

Item 1. Legal Proceedings

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 3. Defaults Upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits

SIGNATURES

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2005 AND DECEMBER 31, 2004

(In Thousands, Except Shares and Per Share Amounts)

	September 30,	December 31,
	2005	2004
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$120,678	$158,175
Accounts receivable, net	48,776	30,296
Inventories	323,235	189,792
Prepaid expenses and other	1,686	1,418
Deferred income taxes, net	3,390	1,544
Total current assets	497,765	381,225

PROPERTY AND EQUIPMENT, net	180,073	138,953

OTHER ASSETS, net	106,095	45,755
Total assets	$783,933	$565,933

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Floor plan notes payable	$288,158	$168,002
Current maturities of long-term debt	19,490	16,083
Current maturities of capital lease obligations	1,979	—
Advances outstanding under lines of credit	2,643	2,434
Trade accounts payable	24,000	16,970
Accrued expenses	47,702	39,495
Total current liabilities	383,972	242,984

LONG-TERM DEBT, net of current maturities	106,058	79,973
CAPITAL LEASE OBLIGATIONS, net of current maturities	9,876	—
DEFERRED INCOME TAXES, net	25,264	20,169

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred stock, par value $.01 per share; 1,000 shares authorized; 0 shares outstanding in 2004 and 2005	—	—
Common stock, par value $.01 per share; 50,000,000 shares authorized; 23,896,976 shares outstanding in 2004 and 24,373,332 outstanding in 2005	244	239
Additional paid-in capital	160,301	156,423
Retained earnings	98,218	66,145
Total shareholders’ equity	258,763	222,807
Total liabilities and shareholders’ equity	$783,933	$565,933

The accompanying notes are an integral part of these consolidated financial statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Amounts)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
REVENUES:
New and used truck sales	$365,786	$203,443	$1,008,657	$527,167
Parts and service	94,426	75,230	269,425	214,563
Construction equipment sales	10,164	8,333	29,883	23,711
Lease and rental	8,735	6,802	24,825	20,278
Finance and insurance	4,256	1,838	11,492	5,619
Other	2,060	1,258	5,005	2,629
Total revenues	485,427	296,904	1,349,287	793,967

COST OF PRODUCTS SOLD:
New and used truck sales	338,907	188,360	937,758	488,839
Parts and service	54,593	46,537	157,772	132,985
Construction equipment sales	8,809	7,250	25,904	20,861
Lease and rental	6,759	4,969	18,797	14,673
Total cost of products sold	409,068	247,116	1,140,231	657,358

GROSS PROFIT	76,359	49,788	209,056	136,609

SELLING, GENERAL AND ADMINISTRATIVE	49,778	36,473	141,084	106,060

DEPRECIATION AND AMORTIZATION	2,684	2,358	7,687	6,834

OPERATING INCOME	23,897	10,957	60,285	23,715

INTEREST EXPENSE, NET	3,632	1,454	9,343	4,360

GAIN ON SALE OF ASSETS	370	45	455	504

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	20,635	9,548	51,397	19,859

PROVISION FOR INCOME TAXES	7,481	3,819	19,324	7,944

INCOME FROM CONTINUING OPERATIONS	13,154	5,729	32,073	11,915

(LOSS) FROM DISCONTINUED OPERATIONS, NET	0	(240)	0	(143)

NET INCOME	$13,154	$5,489	$32,073	$11,772

EARNINGS PER COMMON SHARE—BASIC
Income from continuing operations	$.54	$.38	$1.33	$.81
Net income	$.54	$.36	$1.33	$.80

EARNINGS PER COMMON SHARE—DILUTED
Income from continuing operations	$.53	$.36	$1.29	$.76
Net income	$.53	$.35	$	$.75

Weighted average shares outstanding:
Basic	24,301	15,081	24,100	14,647
Diluted	25,041	15,867	24,899	15,600

The accompanying notes are an integral part of these consolidated financial statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Nine Months Ended September 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Income from continuing operations	$32,073	$11,915
Adjustments to reconcile net income to net cash provided by operating activities
Loss from discontinued operations	—	(143)
Depreciation and amortization	15,397	11,867
(Gain) on sale of property and equipment	(1,146)	(566)
Provision for deferred income tax expense	924	1,548
Tax benefit realized from exercise of stock options by employees	1,955	400
Change in accounts receivable, net	(18,147)	(8,386)
Change in inventories	(91,003)	(24,489)
Change in prepaid expenses and other, net	(148)	(112)
Change in trade accounts payable	7,030	1,012
Change in accrued expenses	4,363	5,243
Net cash (used in) provided by operating activities	(48,702)	(1,711)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(40,724)	(23,541)
Proceeds from the sale of property and equipment	6,298	4,675
Business acquisitions	(62,636)	(3,500)
Change in other assets	(552)	(3)
Net cash (used in) investing activities	(97,614)	(22,369)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	38,081	19,807
Proceeds from capital lease obligations	12,784	—
Principal payments on long-term debt	(28,565)	(20,593)
Principal payments on capital lease obligations	(929)	—
Draws (payments) on lines of credit, net	209	(63)
Draws on floor plan notes payable, net	85,518	28,342
Proceeds from exercise of employee and director stock options	1,999	7,952
(Expenses) related to stock offering	(71)	—
Debt issuance costs	(207)	(9)
Net cash provided by financing activities	108,819	35,436

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(37,497)	11,356

CASH AND CASH EQUIVALENTS, beginning of period	158,175	34,389

CASH AND CASH EQUIVALENTS, end of period	$120,678	$45,745

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for-
Interest	$8,760	$4,762
Income taxes	$15,374	$3,649

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

2 – Goodwill and Other Intangible Assets

The Company is required to perform an annual impairment review of goodwill.  The Company performs its annual review during the fourth quarter of each year and, therefore, did not record an impairment charge related to goodwill during the third quarter of 2005.  Management is not aware of any impairment charge, which may be required; however, a change in economic conditions, if one occurs, could result in an impairment charge in the future.

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

          The results of the Company’s Retail Segment are reported as discontinued operations in the Company’s unaudited consolidated statements of operations for all periods presented, and excluded from business segment information.  Similarly, certain assets of the Company’s Retail Segment were separately identified in the consolidated balance sheet as being held for sale.  The Company sold these assets in the fourth quarter of 2004.

          Net sales and earnings before income taxes related to the Company’s discontinued Retail Segment were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Retail Segment Stores (D&D)
Net Sales	$—	$2,996	$—	$10,026

Income (loss) before income taxes:
Results of operations from discontinued operations	—	—	—	161
Charges related to discontinued operations	—	(400)	—	(400)
(Loss) before income taxes	—	(400)	—	(239)
Income tax benefit	—	160	—	96
Net (loss) from discontinued operations	$—	$(240)	$—	$(143)

4 – Commitments and Contingencies

          The Company is contingently liable to finance companies for certain notes initiated on behalf of such finance companies related to the sale of trucks and construction equipment. The majority of finance contracts are sold without recourse against the Company. The Company’s liability related to finance contracts sold with recourse is generally limited to 5% to 20% of the outstanding amount of each note initiated on behalf of the finance company. However, in 2003 the Company instituted a finance program that accepts 100% liability, with some restrictions, for the outstanding amount of each note initiated on behalf of the finance company.  In order for a contract to be accepted into this finance program, a customer must meet strict credit requirements or maintain a significant equity position in the truck being financed; consequently, less than 1% of the Company’s portfolio balance related to finance contracts sold by the Company are under this 100% liability finance program.  The Company does not expect to finance a significant percentage of its truck sales under this 100% liability finance program in the future.  The Company provides an allowance for repossession losses and early repayment penalties that it may be liable for under finance contracts sold with recourse.

          As part of the acquisition of certain assets of American Truck Source, Inc. (“ATS”), which was effective January 1, 2005, the Company assumed certain liabilities to finance companies for notes that ATS initiated on behalf of such finance companies related to the sale of trucks.  ATS’s portfolio to which the liability is related is made up of contracts sold with and without recourse, and the Company expects a majority of the portfolio to be liquidated by January 1, 2008.  The Company has provided a specific allowance for repossession losses and early repayment penalties related to ATS’s portfolio.

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

5 – Earnings Per Share

           The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Numerator:
Numerator for basic and diluted earnings per share—
Net income available to common shareholders	$13,154,000	$5,489,000	$32,073,000	$11,772,000

Denominator:
Denominator for basic earnings per share, adjusted weighted average shares outstanding	24,300,624	15,081,031	24,100,103	14,647,326
Effect of dilutive securities:
Employee and Director stock options	740,575	785,499	799,045	952,332
Denominator for diluted earnings per share, adjusted weighted average shares and assumed conversions	25,041,199	15,866,530	24,899,148	15,599,658

Basic earnings per common share	$.54	$.36	$1.33	$.80

Diluted earnings per common share and common share equivalents	$.53	$.35	$1.29	$.75

6 — Stock Options

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

           If the Company had adopted the fair value accounting method under SFAS 123, the Company’s net income and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Income from continuing operations
As reported	$13,154	$5,729	$32,073	$11,915
Stock based employee costs, net of tax effects	200	251	846	818
Pro forma	12,954	5,478	31,227	11,097

Basic earnings per share—
As reported	$0.54	$0.38	$1.33	$0.81
Pro forma	0.53	0.36	1.30	0.76

Diluted earnings per share—
As reported	$0.53	$0.36	$1.29	$0.76
Pro forma	0.52	0.35	1.25	0.71

Net income
As reported	$13,154	$5,489	$32,073	$11,772
Stock based employee costs, net of tax effects	200	251	846	818
Pro forma	12,954	5,238	31,227	10,954

Basic earnings per share—
As reported	$0.54	$0.36	$1.33	$0.80
Pro forma	0.53	0.35	1.30	0.75

Diluted earnings per share—
As reported	$0.53	$0.35	$1.29	$0.75
Pro forma	0.52	0.33	1.25	0.70

           For purposes of estimating the fair value of employee and director options in the proforma amounts above, the Company used a Black-Scholes option pricing model.

           During the third quarter of 2005, employees and directors of the Company exercised stock options granted under the Rush Enterprises, Inc. Long-Term Incentive Plan and the Non-Employee Director Stock Option Plan.   The Company issued 106,865 shares of Class A Common Stock and 90,695 shares of Class B Common Stock upon exercise of the employee and director stock options.

7 — Acquisitions

          As previously discussed, effective January 1, 2005, the Company acquired certain assets of ATS, including its Peterbilt truck dealerships in Texas and Tennessee, for a total purchase price of $132.3 million. The acquisition provides the Company with rights to sell Peterbilt trucks and parts at new locations in Dallas, Fort Worth, Abilene and Tyler, Texas and Nashville, Tennessee. The transaction was financed with cash of $77.7 million, expansion of the Company’s existing floor plan agreement for truck inventory of $34.6 million, and the issuance of debt of approximately $20.0 million to finance the purchase of real estate and certain vehicles used in ATS’s leasing operations.  Of the $77.7 million paid in cash, $21.9 million was for the purchase of a note receivable from the selling shareholders of ATS. This $21.9 million was immediately repaid by the selling shareholders at closing, resulting in net cash used in the acquisition of $55.8 million.

           The ATS acquisition has been accounted for as a purchase.  The preliminary purchase price has been allocated based on the fair values of the assets at the date of acquisition as follows (in thousands):

Inventories	$38,664
Notes & leases receivable	23,211
Other assets	104
Property and equipment, net	20,790
Accrued expenses	(3,804)
Goodwill	53,378
Total	$132,343

           The purchase price may continue to change based on finalization of asset values and additional acquisition related expenses. The goodwill acquired in the ATS acquisition is included in the “other assets” line item of the Rush Enterprises, Inc. and Subsidiaries Consolidated Balance Sheet for the period ended September 30, 2005.

           The following unaudited pro forma summary presents information as if the ATS acquisition had taken place at the beginning of 2004. The pro forma information is provided for informational purposes only. It is based on historical information and does not necessarily reflect the actual results that would have occurred nor is it necessarily indicative of future results of operations of the Company. The following summary is for the three months and nine months ended September 30, 2004 (unaudited) (in thousands, except per share amounts):

	Three months ended September 30, 2004	Nine months ended September 30, 2004
Revenues	$388,330	$1,041,561
Income from continuing operations after pro forma provision for income taxes	$7,947	$18,282
Basic income from continuing operations per share	$0.33	$0.78
Diluted income from continuing operations per share	$0.32	$0.75

8 — Segment Information

          The Company currently has two reportable business segments: the Truck Segment and the Construction Equipment Segment. The Truck Segment operates a network of Rush Truck Centers that provide an integrated one-stop source for the trucking needs of its customers, including retail sales of new and used medium-duty and heavy-duty trucks; aftermarket parts, service and body shop facilities; and a wide array of financial services, including the financing of new and used truck purchases, insurance products and truck leasing and rentals. The Construction Equipment Segment operates a full-service John Deere construction equipment dealership that serves the Houston, Texas metropolitan area. Construction Equipment Segment operations include the retail sale of new and used construction equipment, aftermarket parts and service facilities, and the financing of new and used construction equipment.

          As previously discussed, the Company announced its decision to discontinue its D&D operations in November 2002. In connection with this decision, financial information related to the Company’s Retail Segment is no longer presented as a separate operating segment.

          The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on income before income taxes not including extraordinary items.

          The Company accounts for intersegment sales and transfers as if the sales or transfers were to third parties; that is, at current market prices. There were no material intersegment sales during the quarters ended September 30, 2004 and 2005.

          The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately because each business unit requires different technology and marketing strategies. Business units were maintained through expansion and acquisitions. Assets held for sale and goodwill related to discontinued operations were included in the Truck Segment for the quarter ended September 30, 2004. The following table contains summarized information about reportable segment profit or loss and segment assets for the periods ended September 30, 2004 and 2005 (in thousands):

	Truck Segment	Construction Equipment Segment	All Other	Total
Three months ended September 30, 2005

Revenues from external customers	$467,787	$14,249	$3,391	$485,427
Segment income from continuing operations before taxes	19,263	1,221	151	20,635
Segment assets	748,951	21,734	13,248	783,933

Nine months ended September 30, 2005

Revenues from external customers	$1,298,749	$41,817	$8,721	$1,349,287
Segment income from continuing operations before taxes	47,105	3,699	593	51,397
Segment assets	748,951	21,734	13,248	783,933

Three months ended September 30, 2004

Revenues from external customers	$282,159	$12,127	$2,618	$296,904
Segment income from continuing operations before taxes	8,587	883	78	9,548
Segment assets	391,916	18,790	11,167	421,873

Nine months ended September 30, 2004

Revenues from external customers	$753,153	$34,050	$6,764	$793,967
Segment income from continuing operations before taxes	17,524	2,127	208	19,859
Segment assets	391,916	18,790	11,167	421,873

          Revenues from segments below the quantitative thresholds requiring them to be reported separately are attributable to three operating segments of the Company. These segments include a tire company, an insurance agency, and a hunting lease operation. None of these segments has ever met any of the quantitative thresholds that would require them to be reported separately.

9 – Other New Accounting Pronouncements

          On December 16, 2004, FASB issued Statement No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), which is a revision of SFAS 123. SFAS 123(R) supersedes APB 25 and amends FASB Statement No. 95, “Statement of Cash Flows.” Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. SFAS 123(R) must be adopted no later than the first interim reporting period of 2006. Early adoption will be permitted in periods in which financial statements have not yet been issued. We expect to adopt SFAS 123(R) on January 1, 2006.  The Company is evaluating the effects of SFAS 123(R) and has not determined the method of adoption, the effects of adoption, or whether adoption will approximate those for SFAS 123 in Note 6.

          On July 14, 2005, FASB issued its Exposure Draft, Accounting for Uncertain Tax Positions, which is a proposed interpretation to FASB Statement No. 109, Accounting for Income Taxes.  This proposed interpretation would require an enterprise to recognize in its financial statements the best estimate of the impact of a tax position only if that position is probable of being sustained on audit based solely on the technical merits of the position. In evaluating whether the probable recognition threshold has been met, this proposed interpretation would require the presumption that the tax position will be evaluated during an audit by taxing authorities. The term probable is used in this proposed interpretation consistent with its use in FASB Statement No. 5, Accounting for Contingencies, to mean “the future event or events are likely to occur.” Individual tax positions that fail to meet the probable recognition threshold will generally result in either (a) a reduction in the deferred tax asset or an increase in a deferred tax liability or (b) an increase in a liability for income taxes payable or the reduction of an income tax refund receivable. The impact may also include both (a) and (b).  The proposed interpretation would be effective as of the end of the first fiscal year ending after December 15, 2005.  The initial recognition of the effect of applying the proposed interpretation would be a cumulative effect of a change in accounting principle.  The comment period for the proposed interpretation ends on October 28, 2005.  The Company is currently evaluating the impact of the Exposure Draft on its financial statements.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

          Certain statements contained in this Form 10-Q are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended.  Specifically, all statements other than statements of historical fact included in this Form 10-Q regarding the Company’s financial position are forward-looking statements.  These forward-looking statements are based on the beliefs of the Company’s management as well as assumptions made by and information currently available to the Company’s management.  When used in this report, the words “may,” “should,” “continue,” “plan,” “potential,” “anticipate,” “believe,” “estimate,” “expect,” “intend” and words or phrases of similar import, as they relate to the Company or its subsidiaries or Company management, are intended to identify forward-looking statements.  Such statements reflect the current view of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions related to certain important factors that could cause actual results to differ materially from those in the forward-looking statements including, without limitation, competitive factors, general economic conditions, cyclicality, inaccuracy of estimates of future truck and construction equipment sales by third parties, economic conditions in the new and used truck and equipment markets, customer relations, relationships with vendors, the interest rate environment, governmental regulation and supervision, seasonality, distribution networks, product introductions and acceptance, technological change, changes in industry practices, onetime events and other factors described herein and in the Company’s Registration Statement on Form S-3 (File No. 333-119131) and in the Company’s annual, quarterly and other reports filed with the Securities and Exchange Commission (collectively, “cautionary statements”).  Although the Company believes that its expectations are reasonable, it can give no assurance that such expectations will prove to be correct.  Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected, or intended.  All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the applicable cautionary statements.  The Company does not intend to update these forward-looking statements.

          The following comments should be read in conjunction with the Company’s consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q.

General

          Rush Enterprises, Inc. was incorporated in Texas in 1965 and currently consists of two reportable segments: the Truck Segment and the Construction Equipment Segment.

          The Company is a full-service, integrated retailer of premium transportation and construction equipment and related services.  The Company’s Rush Truck Centers primarily sell heavy-duty trucks manufactured by Peterbilt Motors Company (“Peterbilt”), a division of PACCAR, Inc. (“PACCAR”).  Certain Rush Truck Centers sell medium-duty trucks manufactured by Peterbilt, GMC, Hino, UD (Nissan Diesel) or Isuzu. The Company also operates a John Deere construction equipment dealership at its Rush Equipment Center in Houston, Texas. Through its strategically located network of Rush Truck Centers and its Rush Equipment Center, the Company provides one-stop service for the needs of its customers, including retail sales of new and used trucks and construction equipment, aftermarket parts sales, service and repair facilities, and financing, leasing and rental, and insurance services.

          Effective January 1, 2005, the Company acquired certain assets of ATS, including its Peterbilt truck dealerships in Texas and Tennessee for a total purchase price of $132.3 million. The acquisition provides the Company with rights to sell Peterbilt trucks and parts from new locations in Dallas, Fort Worth, Abilene and Tyler, Texas and Nashville, Tennessee.  See Note 7 of the Notes to Consolidated Financial Statements for a detailed discussion of the preliminary allocation of the purchase price of the acquisition.  Unless otherwise indicated, all of the financial data for the three months and nine months ending September 30, 2005 includes the operating results of ATS.

      The Company’s Rush Truck Centers are principally located in high traffic areas throughout the southern United States. Since commencing operations as a Peterbilt heavy-duty truck dealer in 1966, the Company has grown to operate more than 40 Rush Truck Centers in Alabama, Arizona, California, Colorado, Florida, New Mexico, Oklahoma, Tennessee and Texas.

          The Company’s Rush Equipment Center in Houston, Texas sells, leases and rents a full line of John Deere construction equipment for light to medium sized applications, as well as a variety of construction equipment trailers.

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

Other Assets

      Other assets consist primarily of goodwill related to acquisitions and other intangible assets.  As stated in Note 2, SFAS 142 provides that goodwill and other intangible assets that have indefinite useful lives will not be amortized, but instead must be tested at least annually for impairment, and intangible assets that have finite useful lives should continue to be amortized over their useful lives.  SFAS 142 also provides specific guidance for testing goodwill and other non-amortized intangible assets for impairment.  SFAS 142 requires management to make certain estimates and assumptions in order to allocate goodwill to reporting units and to determine the fair value of a reporting unit’s net assets and liabilities, including, among other things, an assessment of market condition, projected cash flows, interest rates and growth rates, which could significantly impact the reported value of goodwill and other intangible assets.  SFAS 142 requires, in lieu of amortization, an annual impairment review of goodwill.  The Company performs its annual review during the fourth quarter of each year and, therefore, did not record an impairment charge related to goodwill during the third quarter of 2005.  Management is not aware of any impairment charge, which may be required; however, a change in economic conditions, if one occurs, could result in an impairment charge in the future.

Revenue Recognition Policies

          Income on the sale of a truck or a piece of construction equipment is recognized when the customer executes a purchase contract with us, the unit has been delivered to the customer and there are no significant uncertainties related to financing or collectibility. Lease and rental income is recognized over the period of the related lease or rental agreement. Parts and service revenue is recognized at the time the Company sells the parts to its customers or at the time the Company completes the service work order related to service provided to the customer’s unit. Payments received on prepaid maintenance plans are deferred as a component of accrued expenses and recognized as income when the maintenance is performed.

Finance and Insurance Revenue Recognition

          Finance income related to the sale of a unit is recognized when the finance contract is sold to a finance company.  During 2004 and 2005, finance contracts were not retained by the Company for any significant length of time because finance contracts are generally sold to finance companies concurrent with the sale of the related unit. The majority of finance contracts are sold without recourse against the Company. The Company’s liability related to finance contracts sold with recourse is generally limited to 5% to 20% of the outstanding amount of each note initiated on behalf of the finance company. However, in 2003 the Company instituted a finance program that accepts 100% liability, with some restrictions, for the outstanding amount of each note initiated on behalf of the finance company.  In order for a contract to be accepted into this finance program, a customer must meet strict credit requirements or maintain a significant equity position in the truck being financed; consequently, less than 1% of the Company’s portfolio balance related to finance contracts sold by the Company are under this 100% liability finance program and the Company does not expect to finance a significant percentage of its truck sales under this 100% liability finance program in the future. The Company provides for an allowance for repossession losses and early repayment penalties that it may be liable for under finance contracts sold without recourse.

          As part of the acquisition of certain assets of ATS, the Company assumed certain contingent liabilities to finance companies for notes that ATS initiated on behalf of such finance companies related to the sale of trucks.  ATS’s portfolio to which the contingent liability is related is made up of contracts sold with and without recourse, and the Company expects a majority of the portfolio to be liquidated by January 1, 2008.  The Company has provided a specific allowance for repossession losses and early repayment penalties related to ATS’s portfolio.

      The Company arranges financing for customers through various financial institutions and receives a commission from the lender equal to either the difference between the interest rates charged to customers over the predetermined interest rates set by the financing institution or a commission for the placement of contracts. The Company also receives commissions from the sale of various insurance products and extended service contracts to customers.  Revenue is recognized by the Company upon the sale of such finance and insurance contracts to the finance and insurance companies net of a provision for estimated repossession losses and interest charge backs. The Company is not the obligor under any of these contracts. In the case of finance contracts, a customer may prepay, or fail to pay, thereby terminating the contract. If the customer terminates a retail finance contract or other insurance product prior to scheduled maturity, a portion of the commissions previously paid to the Company may be charged back to the Company depending on the terms of the relevant contracts. The estimate of ultimate charge back exposure is based on the Company’s historical charge back expense arising from similar contracts, including the impact of refinance and default rates on retail finance contracts and cancellation rates on other insurance products. The actual amount of historical charge backs has not been significantly different than the Company’s estimates.

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

Accounting for Income Taxes

          Significant management judgment is required to determine the provisions for income taxes and to determine whether deferred income taxes will be realized in full or in part.  Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  When it is more likely than not that all or some portion of specific deferred income tax assets will not be realized, a valuation allowance must be established for the amount of deferred income tax assets that are determined not to be realizable.  The Company recorded a valuation allowance related to deferred income taxes in certain states.  Accordingly, the facts and financial circumstances impacting the state deferred income tax assets are reviewed quarterly and management’s judgment is applied to determine the amount of valuation allowance required in any given period.

          Additionally, despite the Company’s belief that its tax return positions are consistent with applicable tax law, management believes that certain positions may be challenged by taxing authorities.  Settlement of any challenge can result in no change, a complete disallowance, or some partial adjustment reached through negotiations.  Significant judgment is required in evaluating the Company’s tax contingencies.  The Company’s tax contingencies are adjusted in light of changing facts and circumstances.  The Company’s income tax expense includes the impact of reserve provisions and changes to reserves that it considers appropriate, as well as related interest.  Unfavorable settlement of any particular issue would require use of the Company’s cash.  Favorable resolution would be recognized as a reduction to income tax expense at the time of resolution.

Results of Operations

          The following discussion and analysis includes the Company’s historical results of operations for the three and nine months ended September 30, 2005 and 2004.

          The following table sets forth for the periods indicated certain financial data as a percentage of total revenues:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
New and used truck sales	75.3%	68.5%	74.8%	66.4%
Parts and service	19.5	25.3	20.0	27.0
Construction equipment sales	2.1	2.8	2.2	3.0
Lease and rental	1.8	2.3	1.8	2.6
Finance and insurance	0.9	0.7	0.8	0.7
Other	0.4	0.4	0.4	0.3
Total revenues	100.0	100.0	100.0	100.0
Cost of products sold	84.3	83.2	84.5	82.8
Gross profit	15.7	16.8	15.5	17.2
Selling, general and administrative	10.3	12.3	10.4	13.4
Depreciation and amortization	0.6	0.8	0.6	0.9
Operating income	4.8	3.7	4.5	2.9
Interest expense, net	0.7	0.5	0.7	0.5
Gain on sale of assets	0.1	0.0	0.0	0.1
Income from continuing operations before income taxes	4.2	3.2	3.8	2.5
Provision for income taxes	1.5	1.3	1.4	1.0
Income from continuing operations	2.7	1.9	2.4	1.5
Gain (loss) from discontinued operations, net	0.0	(0.1)	0.0	0.0
Net Income	2.7%	1.8%	2.4%	1.5%

Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004

Revenues

          Revenues increased $188.5 million, or 63.5%, from $296.9 million in the third quarter of 2004 to $485.4 million in the third quarter of 2005. Sales of new and used trucks increased $162.4 million, or 79.8%, from $203.4 million in the third quarter of 2004 to $365.8 million in the third quarter of 2005.  This increase in revenue is due to continued strong demand for class 8 trucks and the acquisition of ATS, which was effective January 1, 2005.

          Unit sales of new class 8 trucks increased 71.3%, from 1,546 units in the third quarter of 2004 to 2,648 units in the third quarter of 2005.  The increase in class 8 unit sales is evidence of the continuing demand for class 8 trucks due to the transportation industry’s regular need to increase capacity and replace aging equipment, but is also attributable to the acquisition of ATS.  Based on estimates from A.C.T. Research Co., LLC, a commercial truck industry data and forecasting service provider, the Company believes that the deliveries of class 8 trucks in the United States will increase from approximately 209,000 units in 2004 to approximately 260,000 units in 2005.  In 2004, the Company retained a 2.7% share of the class 8 truck sales market in the U.S. and due to the Company’s acquisition of ATS, the Company expects this share to increase to between 3.5% and 4.0% in 2005. Based on these projections, the Company believes it will sell approximately 9,000 to 10,000 class 8 trucks in 2005.  A.C.T. Research currently expects class 8 truck deliveries to increase slightly in 2006 and then drop off sharply in 2007 due to diesel engine emission laws, which are expected to increase the initial cost, increase maintenance costs and reduce the efficiency of diesel engines built on or after January 1, 2007.

          Unit sales of new medium-duty trucks increased 46.5%, from 458 units in the third quarter of 2004 to 671 units in the third quarter of 2005.  The increase is attributable to the Company’s ongoing efforts to improve its medium-duty truck sales by adding experienced medium-duty sales personnel and introducing new medium-duty franchises at some of our Rush Truck Centers to complement the existing medium-duty lines sold at such dealerships.  During the third quarter of 2005, the Company made acquisitions of medium-duty truck franchises in

Dallas and Texarkana, Texas and Orlando, Florida.  Overall, new medium-duty truck sales revenue increased approximately $14.9 million, or 62.3%, in the third quarter of 2005 compared to the third quarter of 2004.  The Company expects to sell approximately 2,500 to 3,000 medium-duty trucks in 2005.  A.C.T. Research expects sales of classes 3 and 4 medium-duty trucks to decrease slightly in 2006 and remain flat in 2007.  A.C.T. Research also expects demand for classes 5, 6 and 7 medium-duty trucks to remain flat in 2006 and decrease slightly in 2007.

          Unit sales of used trucks increased 32.2%, from 673 units in the third quarter of 2004 to 890 units in the third quarter of 2005.  Used truck average sales price per unit can fluctuate from quarter to quarter depending on the mix of product sold.   Historically, used truck demand is consistent with new truck demand.  Our ability to sell used trucks is ultimately dependent upon our ability to acquire used trucks for resale.  The Company expects to sell approximately 3,500 to 3,750 used trucks in 2005 if it is able to acquire a sufficient number of used trucks for resale.  The Company expects demand for used trucks to remain at or near current levels through 2006.

          Parts and service sales increased $19.2 million, or 25.5%, from $75.2 million in the third quarter of 2004 to $94.4 million in the third quarter of 2005.  The parts and service sales increase in the third quarter of 2005 was due to business development activities combined with price increases for parts and labor and the acquisition of ATS.  The Company anticipates parts and service sales to maintain this level of growth during the remainder of 2005.

          Sales of new and used construction equipment increased $1.9 million, or 22.9%, from $8.3 million in the third quarter of 2004 to $10.2 million in the third quarter of 2005.  Currently, the construction equipment sales increase is primarily attributable to the improved market conditions in Houston, Texas and the need to replace aging equipment.  Approximately 2,200 units of construction equipment were put into use in our area of responsibility in 2004, and the construction equipment industry expects to sell approximately 2,600 units of new construction equipment in the Houston area in 2005.  Because the Company operates only one construction equipment location, new and used construction equipment revenue can fluctuate significantly from quarter to quarter depending on the mix of product sold and the timing of deliveries.

          Lease and rental revenues increased $1.9 million, or 27.9%, from $6.8 million in the third quarter of 2004 to $8.7 million in the third quarter of 2005.  This increase in lease and rental revenue exceeded management’s expectations due to several new fleet sales recorded in the third quarter of 2005.  The Company expects lease and rental revenue to increase approximately 18% to 20% during the fourth quarter of 2005 compared to 2004 due to an increased number of units in the lease and rental fleet and the acquisition of ATS.

          Finance and insurance revenues increased $2.5 million, or 138.9%, from $1.8 million in the third quarter of 2004 to $4.3 million in the third quarter of 2005.  Finance and insurance revenues typically increase as sales of new and used trucks increase.  Finance and insurance revenues have limited direct costs and, therefore, contribute a disproportionate share of the Company’s operating profits.

          Other income increased $0.8 million, or 61.5%, from $1.3 million in the third quarter of 2004 to $2.1 million in the third quarter of 2005.  During the third quarter of 2005, the Company recognized nonrecurring income of $0.4 million related to the expiration of customer prepaid maintenance agreements.  The remaining increase in other income is primarily attributable to the gains on sales of trucks from the lease and rental fleet and commissions earned from John Deere for direct manufacturer sales into our area of responsibility.  Other income also consists of document fees related to truck sales and purchase discounts.

Gross Profit

          Gross profit increased $26.6 million, or 53.4%, from $49.8 million in the third quarter of 2004 to $76.4 million in the third quarter of 2005.  Gross profit as a percentage of sales decreased from 16.8% in the third quarter of 2004 to 15.7% in the third quarter of 2005.  This decrease is primarily a result of a change in our product mix.  Truck sales, a lower margin revenue item, increased as a percent of total revenue from 68.5% in the third quarter of 2004 to 75.3% in the third quarter of 2005.  Parts and service revenue, a higher margin revenue item, decreased as a percent of total revenue from 25.3% in the third quarter of 2004 to 19.5% in the third quarter of 2005.

          Gross margins on class 8 truck sales increased from 6.8% in the third quarter of 2004 to 7.1% in the third quarter of 2005. Manufacturers’ incentives for class 8 trucks accounted for 27.4% of the gross margin in the third quarter of 2004 and 28.6% in the third quarter of 2005. Historically, manufacturers’ incentives have varied significantly on a quarterly basis.  Gross margins, excluding manufacturers’ incentives, have remained constant at  4.5% in the third quarter of 2004 and the third quarter of 2005.  For the fiscal year ending 2005, the Company expects overall gross margins from class 8 truck sales to approximate 6.5% to 7.0% compared to 7.0% for fiscal year 2004.

      Gross margins on medium-duty truck sales increased from 6.4% in the third quarter of 2004 to 6.5% in the third quarter of 2005. Manufacturers’ incentives for medium-duty trucks accounted for 3.6% of the gross margin in the third quarter of 2004 and 1.7% in the third quarter of 2005.  Sales of non-Peterbilt medium-duty models will likely continue to increase as a percentage of total medium-duty sales due to our acquisition of non-Peterbilt medium-duty franchises, which may result in a slight decrease in medium-duty gross margins during the remainder of 2005 because non-Peterbilt medium-duty trucks are traditionally sold at a lower gross margin.

      Gross margins on used truck sales decreased from 12.2% in the third quarter of 2004 to 10.4% in the third quarter of 2005.  During the third quarter of 2004, the Company recognized a $0.5 million nonrecurring adjustment to cost of sales related to the unused portion of its used truck valuation allowance.  The current challenge for the used truck business is procuring a sufficient quantity of quality used trucks for resale at an acceptable price, in a market where demand is exceeding supply.  The Company believes it will be able to continue to achieve margins of approximately 8.5% to 10.5% during the remainder of 2005 and into 2006 due to the high demand for used trucks.

          Gross margins from the Company’s parts, service and body shop operations increased from 38.1% in the third quarter of 2004 to 42.2% in the third quarter of 2005.  Gross profit for the parts, service and body shop departments increased from $28.7 million in the third quarter of 2004 to $39.8 million in the third quarter of 2005.  The increase in gross profit is partially attributable to the recent acquisition of ATS.  The increase in the gross margins for parts, service and body shop sales is partially attributable to the restructuring of the compensation plans for parts and service personnel.  In the second half of 2004, the Company made significant revisions to the compensation plans that resulted in sales personnel being compensated based on the profitability of sales rather than the sales volume alone.  The Company expects to maintain gross margins of approximately 38.0% to 42.0% for the remainder of 2005 and into 2006.

          Gross margins on new and used construction equipment sales increased from 13.0% in the third quarter of 2004 to 13.3% in the third quarter of 2005.  The Company expects 2005 gross margins on new and used construction equipment sales to remain in a range of 10.0% to 14.0%, depending on the mix of product sold.

          Gross margins generated from lease and rental sales decreased from approximately 26.9% in the third quarter of 2004 to 22.6% in the third quarter of 2005.  The decrease in gross margin from lease and rental sales is primarily due to the increase in interest rates and the increase in the cost of new trucks for use in the lease and rental fleet.  The Company expects to maintain gross margins from lease and rental sales of approximately 22.0% to 24.0% for the remainder of 2005 and into 2006.

          The increase in finance and insurance revenues and other income, as described above, has limited direct costs and, therefore, contributes a disproportionate share of gross profit.

Selling, General and Administrative Expenses

          Selling, General and Administrative (“SG&A”) expenses increased $13.3 million, or 36.4%, from $36.5 million in the third quarter of 2004 to $49.8 million in the third quarter of 2005.  The increase in SG&A is attributable in part to increased commissions corresponding to the increase in truck sales and the recent acquisition of ATS.  SG&A expenses as a percentage of sales decreased from 12.3% in the third quarter of 2004 to 10.3% in the third quarter of 2005.  The Company expects SG&A expenses as a percentage of sales to remain in the 10.5% to 11.5% range while the demand for heavy-duty trucks remains at or near current levels.  The Company’s management continually monitors SG&A expenses.

Interest Expense

          Net interest expense increased $2.1 million, or 140.0%, from $1.5 million in the third quarter of 2004 to $3.6 million in the third quarter of 2005.  Net interest expense increased as a result of increase floor plan interest rates, increased truck inventory and floor plan debt due to demand, and the increased levels of indebtedness associated with real estate acquired from ATS and other real estate refinancings.

Income from Continuing Operations before Income Taxes

          Income from continuing operations before income taxes increased $11.1 million, or 116.8%, from $9.5 million in the third quarter of 2004 to $20.6 million in the third quarter of 2005, as a result of all of the factors described above.

Income Taxes from Continuing Operations

          Income taxes from continuing operations increased $3.7 million, or 97.4%, from $3.8 million in the third quarter of 2004 to $7.5 million in the third quarter of 2005.  In the third quarter of 2005, the Company has provided for taxes at a 36.25% effective rate compared to 40.0% for the third quarter of 2004.  The change in the effective tax rate for the third quarter of 2005 is primarily due to the Company recognizing a larger percentage of income than prior years in states with lower effective tax rates.  The Company expects it annualized effective rate for 2005 to be approximately 37.25%.

Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004

Unless otherwise stated below, the Company’s future expectations with regards to the items discussed in this section are set forth in the discussion of the “Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004.”

Revenues

          Revenues increased $555.3 million, or 69.9%, from $794.0 million in the first nine months of 2004 to $1,349.3 million in the first nine months of 2005.  Sales of new and used trucks increased $481.5 million, or 91.3%, from $527.2 million in the first nine months of 2004 to $1,008.7 million in the first nine months of 2005.  This increase in revenue is primarily due to continued strong demand for class 8 trucks and the acquisition of ATS, which was effective January 1, 2005.

          Unit sales of new class 8 trucks increased 90.8%, from 3,828 units in the first nine months of 2004 to 7,302 units in the first nine months of 2005.  The increase in class 8 unit sales is primarily attributable to increased demand for class 8 trucks and the acquisition of ATS.

          Unit sales of new medium-duty trucks increased 62.2%, from 1,218 units in the first nine months of 2004 to 1,976 units in the first nine months of 2005.  The increase is attributable to a strong medium-duty truck market and the Company’s previously discussed efforts to increase its medium-duty truck sales by introducing new franchises at some of its Rush Truck Centers to complement existing medium-duty lines.  Overall, new medium-duty truck sales revenue increased approximately $48.4 million, or 76.6%, in the first nine months of 2005 compared to the first nine months of 2004.

          Unit sales of used trucks increased 31.0%, from 2,095 units in the first nine months of 2004 to 2,744 units in the first nine months of 2005.  Used truck average sales price per unit can fluctuate depending on the mix of product sold.  Historically, average used truck sales prices also increase during periods of increased demand.

          Parts and service sales increased $54.8 million, or 25.5%, from $214.6 million in the first nine months of 2004 to $269.4 million in the first nine months of 2005.  The parts and service sales increase during the first nine months of 2005 was due to business development activity combined with price increases for parts and labor and the recent acquisition of ATS.

          Sales of new and used construction equipment increased $6.2 million, or 26.2%, from $23.7 million in the first nine months of 2004 to $29.9 million in the first nine months of 2005.  The year-to-date construction equipment sales increase is primarily attributable to the improved market conditions for construction equipment sales in the Houston, Texas area.  According to John Deere, the Company’s market share of the total Houston area construction equipment market was 19.6% in the first nine months of 2005 compared to 17.2% in the first nine months of 2004.

          Lease and rental revenues increased $4.5 million, or 22.2%, from $20.3 million in the first nine months of 2004 to $24.8 million in the first nine months of 2005.  This increase in lease and rental revenue is due to an increased demand for Class 8 trucks and the recent acquisition of ATS.

          Finance and insurance revenues increased $5.9 million, or 105.4%, from $5.6 million in the first nine months of 2004 to $11.5 million in the first nine months of 2005.  The increase in finance and insurance revenues is due to the increase in sales of new and used trucks and the recent acquisition of ATS.

          Other income increased $2.4 million, or 92.3%, from $2.6 million in the first nine months of 2004 to $5.0 million in the first nine months of 2005.  The increase in other income is primarily related to the gain on sale realized on trucks from the lease and rental fleet, commissions earned from John Deere for direct manufacturer sales into our area of responsibility, and the acquisition of ATS.

Gross Profit

          Gross profit increased $72.5 million, or 53.1%, from $136.6 million in the first nine months of 2004 to $209.1 million in the first nine months of 2005.  Gross profit as a percentage of sales decreased from 17.2% in the first nine months of 2004 to 15.5% in the first nine months of 2005.  Truck sales, a lower margin revenue item, increased as a percent of total revenue from 66.4% in the first nine months of 2004 to 74.8% in the first nine months of 2005.  Parts and service revenue, a higher margin revenue item, decreased as a percent of total revenue from 27.0% in the first nine months of 2004 to 20.0% in the first nine months of 2005.

          Gross margins on class 8 truck sales decreased from 7.0% in the first nine months of 2004 to 6.7% in the first nine months of 2005. Manufacturers’ incentives for class 8 trucks accounted for 30.2% of the gross margin in the first nine months of 2004 and 21.7% in the first nine months of 2005.  Manufacturer’s incentives typically decrease in period of high demand.  Gross margins, excluding manufacturers’ incentives, increased from 4.4% in the first nine months of 2004 to 4.7% in the first nine months of 2005.

      Gross margins on medium-duty truck sales increased from 6.1% in the first nine months of 2004 to 6.4% in the first nine months of 2005. Manufacturers’ incentives for medium-duty trucks accounted for 3.8% of the gross margin in the first nine months of 2004 and 3.6% in the first nine months of 2005.  As previously discussed, we expect sales of non-Peterbilt medium-duty models to continue to increase as a percentage of total medium-duty sales, which we expect will result in a slight decrease in medium-duty gross margins in the future because non-Peterbilt medium-duty trucks are traditionally sold at a lower gross margin.

      Gross margins on used truck sales decreased from 10.0% in the first nine months of 2004 to 9.8% in the first nine months of 2005.  The Company believes it will be able to continue to achieve margins of approximately 8.5% to 10.0% for the remainder of the year due to the high demand for used trucks.

          Gross margins from the Company’s parts, service and body shop operations increased from 38.0% in the first nine months of 2004 to 41.4% in the first nine months of 2005.  Gross profit for the parts, service and body shop departments increased from $81.6 million in the first nine months of 2004 to $111.6 million in the first nine months of 2005.  The increase in gross profit is partially attributable to the recent acquisition of ATS.  The increase in the gross margins for parts, service and body shop sales is also partially attributable to the previously discussed restructuring of the compensation plans for parts and service personnel.

          Gross margins on new and used construction equipment sales increased from 12.0% in the first nine months of 2004 to 13.3% in the first nine months of 2005.  The increase in gross margin is consistent with the increased demand for construction equipment in the Houston, Texas market.

          Gross margins generated from lease and rental sales decreased from approximately 27.6% in the first nine months of 2004 to 24.3% in the first nine months of 2005.  The decrease in gross margin from lease and rental sales is primarily due to the increase in interest rates and the increase in the cost of new trucks for use in the lease and rental fleet.

          As previously indicated, the increase in finance and insurance revenues and other income, as described above, has limited direct costs and, therefore, contributes a disproportionate share of gross profit.

Selling, General and Administrative Expenses

          Selling, General and Administrative expenses increased $35.0 million, or 33.0%, from $106.1 million in the first nine months of 2004 to $141.1 million in the first nine months of 2005.  The increase in SG&A is primarily attributable to the increased commissions corresponding to the increase in sales and the recent acquisition of ATS.

SG&A expenses as a percentage of sales decreased from 13.4% in the first nine months of 2004 to 10.5% in the first nine months of 2005.

Interest Expense

          Net interest expense increased $4.9 million, or 111.4%, from $4.4 million in the first nine months of 2004 to $9.3 million in the first nine months of 2005.  Net interest expense increased as a result of increased floor plan interest rates, truck inventory, which increases our floor plan debt, the increased levels of indebtedness associated with real estate acquired from ATS and real estate refinancings.

Income from Continuing Operations before Income Taxes

          Income from continuing operations before income taxes increased $31.5 million, or 158.3%, from $19.9 million in the first nine months of 2004 to $51.4 million in the first nine months of 2005, as a result of all of the factors described above.

Income Taxes from Continuing Operations

          Income taxes from continuing operations increased $11.4 million, or 144.3%, from $7.9 million in the first nine months of 2004 to $19.3 million in the first nine months of 2005.  The Company expects its annual effective rate to be 37.25% compared to 40.0% in 2004.

Liquidity and Capital Resources

          The Company’s short-term cash needs are primarily for working capital, including inventory requirements, expansion of existing facilities and acquisitions of new facilities. These short-term cash needs have historically been financed with retention of profits and borrowings under credit facilities available to the Company.

          At September 30, 2005, the Company had working capital of approximately $113.8 million, including $120.7 million in cash, $48.8 million in accounts receivable, $323.2 million in inventories, $1.7 million in prepaid expenses and other, and $3.4 million in deferred income taxes, offset by $288.2 million outstanding under floor plan notes payable, $19.5 million in current maturities of long-term debt, $2.0 million in current maturities of capital lease obligations, $2.6 million in advances outstanding under lines of credit, $24.0 million of trade accounts payable and $47.7 million in accrued expenses. The Company may request working capital advances in the minimum amount of $100,000 from General Electric Capital Corporation, its primary truck lender.  However, such working capital advances may not cause the total indebtedness owed General Electric Capital Corporation to exceed an amount equal to the wholesale advances made against the then current inventory less any payment reductions then due.  There were no working capital advances outstanding under this agreement at September 30, 2005.  The Company has three separate secured lines of credit that provide for an aggregate maximum borrowing of $16.6 million.  Advances outstanding under these secured lines of credit in aggregate were $2.6 million, with an additional $5.2 million pledged to secure various letters of credit related to self-insurance products, leaving $8.8 million available for future borrowings as of September 30, 2005.

          The Company has no material commitments for capital expenditures as of September 30, 2005. However, the Company will continue to purchase vehicles that are necessary to operate its lease and rental division. Furthermore, management will continue to authorize capital expenditures for new buildings and expansion of facilities based on market opportunities.

          During the first nine months of 2005, operating activities resulted in net cash used in operations of $48.7 million. Cash provided by operations was primarily due to income from continuing operations of $32.1 million coupled with provisions for depreciation and amortization of $15.4 million, and an increase of accounts payable and accrued expenses of $11.4 million, which was offset by an increase in inventories of $91.0 million and an increase in accounts receivable of $18.1 million.  The Company typically increases truck inventories during periods of high demand for heavy-duty trucks in order to meet customer needs.  The increase in accounts receivable is consistent with the increase in heavy-duty truck sales.

          During the first nine months of 2005, the Company used $97.6 million in investing activities. This consisted primarily of $62.6 million used in the acquisition of certain assets of ATS and other medium-duty franchises and purchases of property and equipment of $40.7 million offset by proceeds from the sale of property and equipment of $6.3 million.  Approximately $7.4 million of property and equipment expenditures was used for construction of new dealerships and remodeling of existing dealerships and $27.7 million was used to purchase additional trucks for the Company’s leasing operations.  The remaining amount was used for routine replacement of capital equipment.

          Net cash provided by financing activities in the first nine months of 2005 amounted to $108.8 million. Net cash provided by financing activities was primarily due to proceeds from notes payable of $38.1 million, proceeds from capital lease obligations of $12.8 million, net draws of floor plan notes payable of $85.5 million and proceeds from the exercise of employee and director stock options of $2.0 million, offset by principal payments on notes payable and capital lease obligations of $29.5 million.  The increase in floor plan notes payable is directly related to the increase in truck inventory during the first nine months of 2005.  The proceeds from notes payable and capital lease obligations are primarily related to financing of trucks for the leasing operations and the refinancing of real estate.

          Substantially all of the Company’s Peterbilt truck purchases from PACCAR, Inc. are made on terms requiring payment within 15 days or less from the date the trucks are shipped from the factory.  On September 20, 2005, the Company entered into a floor plan financing agreement with General Electric Capital Corporation.  The floor plan financing agreement provides for a three-year revolving credit facility in a maximum principal amount of $280.0 million.  Interest under the floor plan financing agreement is payable monthly at a rate equal to LIBOR plus a spread.  The Company finances substantially all of the purchase price of its new truck inventory, and 75% of the loan value of its used truck inventory under the floor plan financing agreement with GE Capital, under which GE Capital pays PACCAR, Inc. directly with respect to new trucks. The Company makes monthly interest payments to GE Capital on the amount financed, but is not required to commence loan principal repayments on any vehicle until such vehicle has been floor planned for 12 months or is sold.  On September 30, 2005, the Company had approximately $277.6 million outstanding under its floor plan financing agreement with GE Capital. The Company is permitted to earn interest on funds deposited with GE Capital at a variable rate based on LIBOR.

          Substantially all of the Company’s new construction equipment purchases are financed by John Deere and Citicapital. The Company finances substantially all of the purchase price of its new construction equipment inventory under its floor plan facilities. The agreement with John Deere provides an interest free financing period after which time the amount financed is required to be paid in full. When construction equipment is sold prior to the expiration of the interest free finance period, the Company is required to repay the principal within approximately ten days of the sale. If the construction equipment financed by John Deere is not sold within the interest free finance period, it is transferred to the Citicapital floor plan arrangement.  The Company makes principal payments for sold inventory to Citicapital on the 15th day of each month.  Used and rental construction equipment is financed to a maximum of book value under a floor plan arrangement with Citicapital.  The Company makes monthly interest payments on the amount financed and is required to commence loan principal repayments on rental construction equipment as book value reduces.  Principal payments for sold used construction equipment are made on the 15th day of each month following the sale. The loans are collateralized by a lien on the construction equipment.  The Company’s floor plan agreements limit the aggregate amount of borrowings based on the book value of new and used construction equipment units.  As of September 30, 2005, the Company’s floor plan arrangement with Citicapital permits the financing of up to $10.5 million in construction equipment.  On September 30, 2005, the Company had $2.7 million outstanding under its floor plan financing arrangements with John Deere and $7.8 million outstanding under its floor plan financing arrangement with Citicapital.

Backlog

          On September 30, 2005, the Company’s backlog of truck orders was approximately $433.4 million as compared to a backlog of truck orders of approximately $330.0 million on September 30, 2004. The Company includes in its backlog only confirmed orders.  It currently takes between 45 days and four and a half months for the Company to receive delivery of a truck once a customer special order is placed depending on the truck specifications and demand for the particular model ordered. The Company sells the majority of its new trucks by customer special order, with the remainder sold out of inventory.

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

Cyclicality

          The Company’s business is dependent on a number of factors relating to general economic conditions, including fuel prices, interest rate fluctuations, economic recessions, government regulation and customer business cycles. Unit sales of new heavy-duty trucks have historically been subject to substantial cyclical variation based on these general economic conditions.  Based on estimates from A.C.T. Research Co., LLC, a truck industry data and forecasting service provider, the Company believes that the deliveries of class 8 trucks in the United States will increase from approximately 209,000 units in 2004 to approximately 260,000 units in 2005.   Through geographic expansion, concentration on higher margin parts and service operations and diversification of its customer base, the Company believes it can reduce the negative impact on the Company of adverse general economic conditions or cyclical trends affecting the heavy-duty truck industry.

Environmental Standards and Other Governmental Regulations

          Our operations are subject to numerous federal, state and local laws and regulations, including laws and regulations designed to protect the environment by regulating the discharge of materials into the environment. The EPA mandated that heavy-duty engine manufacturers meet new, stricter emissions guidelines regarding nitrous oxides for all engines built subsequent to October 1, 2002 and the EPA has placed additional guidelines, further restricting the emissions of nitrous oxides for all diesel engines built subsequent to January 1, 2007. In 2002, the heavy-duty truck industry experienced an increased demand for trucks, as it historically has in the months preceding the effective date of a change in EPA engine emission guidelines; this period of increased demand was followed by a decrease in demand in the months subsequent to the change. The Company does not expect the change in emission guidelines that is scheduled to take effect on January 1, 2007 to have an affect on its 2005 results from operations. The Company believes that the 2007 change in emission guidelines will cause demand for heavy-duty trucks to remain high for the remainder of 2005 and through 2006 as large fleets accelerate their normal purchase cycles to avoid purchasing 2007 engines.  The Company expects a significant fall-off in demand for trucks in 2007 due to the emissions guidelines.  The severity of the fall-off in demand for trucks in 2007 will depend upon several factors including, without limitation, new diesel engine prices, the results of tests on the new diesel engines designed to meet the 2007 standards, and projected maintenance and operation costs of the new diesel engines.

Termination of Dealership Agreements Upon a Change of Control

The Company’s business is highly dependent on its dealership agreements with the manufacturers it represents, which authorize the Company to sell such manufacturer’s products in specified geographic areas. The majority of the Company’s revenues are derived from sales of Peterbilt trucks. The Company’s dealership agreements with Peterbilt are terminable by Peterbilt in the event the aggregate voting power of W. Marvin Rush and his family decreases below 30% with respect to the election of directors. The Company’s dealership agreements with other manufacturers are similarly terminable upon the loss of voting control of the Company by Mr. Rush.  For example, the Company’s dealership agreement with John Deere is terminable by John Deere if the aggregate voting power of Mr. Rush and his family decreases below 25%. As of September 30, 2005, Mr. Rush and his family beneficially owned 81,425 shares of the Company’s Class A Common Stock, and 2,831,025 shares of the Company’s Class B Common Stock, or approximately 32.1% of the Company’s outstanding voting power. The Company has no control over the transfer or disposition of the shares of the Company’s common stock by Mr. Rush or by Mr. Rush’s estate. If Mr. Rush sells his Class B Common Stock, bequests his Class B Common Stock to nonfamily members or if Mr. Rush’s estate is required to liquidate his Class B Common Stock to pay estate taxes or otherwise, the change of control provisions of the Company’s dealership agreements with the manufacturers whose products it distributes could be triggered and cause the Company to lose its critical right to sell such products. Any loss of rights under its dealership agreements would have a severely adverse effect on the Company’s results of operations.

Effects of Inflation

          The Company believes that the relatively moderate rates of inflation over the last few years have not had a significant impact on revenues or profitability.  The Company does not expect moderate inflation to have any near-term material effects on the sale of our products and services.

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk.

          Market risk represents the risk of loss that may impact the financial position, results of operations, or cash flows of the Company due to adverse changes in financial market prices, including interest rate risk, and other relevant market rate or price risks.

          The Company is exposed to some market risk through interest rates related to our floor plan borrowing arrangements, variable rate debt and discount rates related to finance sales. Floor plan borrowings are based on the LIBOR rate of interest and are used to meet working capital needs. As of September 30, 2005, the Company had floor plan borrowings of approximately $288.2 million. Assuming an increase in the LIBOR rate of interest of 100 basis points, interest expense could increase by approximately $2.9 million. The interest rate variability on all other debt would not have a material adverse effect on the Company’s financial position. The Company provides all customer financing opportunities to various finance providers. The Company receives all finance charges in excess of a negotiated discount rate from the finance providers in the month following the date of the financing. The negotiated discount rate is variable, thus subject to interest rate fluctuations. This interest rate risk is mitigated by the Company’s ability to pass discount rate increases to customers through higher financing rates.

          The Company is also exposed to some market risk through interest rates related to the investment of our current cash and cash equivalents of $120.7 million at September 30, 2005.  These funds are generally invested in highly liquid money market accounts, government-sponsored enterprises and corporate bonds that do not expose the Company to a loss of principal.  As such instruments mature and the funds are reinvested, we are exposed to changes in market interest rates. This risk is mitigated by management’s ongoing evaluation of the best investment rates available for current and noncurrent high quality investments. If market interest rates were to increase or decrease immediately and uniformly by 50 basis points, the Company’s interest income could correspondingly increase or decrease by approximately $0.5 million. We have not used derivative financial instruments in our investment portfolio.

ITEM 4.  Controls and Procedures.

          The Company, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2005 to provide reasonable assurance that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

          There has been no change in the Company’s internal control over financial reporting that occurred during the three months ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

(a)          Not Applicable

(b)         Not Applicable

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

10.1

Wholesale Security Agreement, dated September 20, 2005, by and among General Electric Capital Corporation and Rush Truck Centers of Alabama, Inc., Rush Truck Centers of Arizona, Inc., Rush Truck Centers of California, Inc., Rush Truck Centers of Colorado, Inc., Rush Truck Centers of Florida, Inc., Rush Truck Centers of New Mexico, Inc., Rush Truck Centers of Oklahoma, Inc., Rush Truck Centers of Tennessee, Inc., and Rush Truck Centers of Texas, L.P. (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 000-20797) filed September 23, 2005).

10.2

Addendum to Wholesale Security Agreement, dated September 20, 2005, by and among General Electric Capital Corporation and Rush Truck Centers of Alabama, Inc., Rush Truck Centers of Arizona, Inc., Rush Truck Centers of California, Inc., Rush Truck Centers of Colorado, Inc., Rush Truck Centers of Florida, Inc., Rush Truck Centers of New Mexico, Inc., Rush Truck Centers of Oklahoma, Inc., Rush Truck Centers of Tennessee, Inc., and Rush Truck Centers of Texas, L.P. (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (File No. 000-20797) filed September 23, 2005).
10.3

Agreement Amending the Wholesale Security Agreement and Conditionally the Sale of Collateral on a Delayed Payment Privilege Basis, dated September 20, 2005, by and among General Electric Capital Corporation and Rush Truck Centers of Alabama, Inc., Rush Truck Centers of Arizona, Inc., Rush Truck Centers of California, Inc., Rush Truck Centers of Colorado, Inc., Rush Truck Centers of Florida, Inc., Rush Truck Centers of New Mexico, Inc., Rush Truck Centers of Oklahoma, Inc., Rush Truck Centers of Tennessee, Inc., and Rush Truck Centers of Texas, L.P. (incorporated herein by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K (File No. 000-20797) filed September 23, 2005).

10.4

Continuing Guaranty, dated September 20, 2005, by and among General Electric Capital Corporation and Rush Enterprises, Inc. (incorporated herein by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K (File No. 000-20797) filed September 23, 2005).

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

 * filed herewith

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RUSH ENTERPRISES, INC.

Date: November 9, 2005	By:	/S/ W. MARVIN RUSH
	Name:	W. Marvin Rush
	Title:	Chairman and Chief Executive Officer (Principal Executive Officer)

Date: November 9, 2005	By:	/S/ MARTIN A. NAEGELIN, JR.
	Name:	Martin A. Naegelin, Jr.
	Title:	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
3.1

Restated Articles of Incorporation of the Registrant (incorporated herein by reference to Exhibit 3.1 of the Company’s Annual Report on Form 10-K (File No. 000-20797), for the year ended December 31, 2004).

3.3	Bylaws of the Registrant, as amended (incorporated herein by reference to Exhibit 3.3 of the Company’s Form 8-A (File No. 000-20797) filed July 9, 2002).

10.1

Wholesale Security Agreement, dated September 20, 2005, by and among General Electric Capital Corporation and Rush Truck Centers of Alabama, Inc., Rush Truck Centers of Arizona, Inc., Rush Truck Centers of California, Inc., Rush Truck Centers of Colorado, Inc., Rush Truck Centers of Florida, Inc., Rush Truck Centers of New Mexico, Inc., Rush Truck Centers of Oklahoma, Inc., Rush Truck Centers of Tennessee, Inc., and Rush Truck Centers of Texas, L.P. (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 000-20797) filed September 23, 2005).

10.2

Addendum to Wholesale Security Agreement, dated September 20, 2005, by and among General Electric Capital Corporation and Rush Truck Centers of Alabama, Inc., Rush Truck Centers of Arizona, Inc., Rush Truck Centers of California, Inc., Rush Truck Centers of Colorado, Inc., Rush Truck Centers of Florida, Inc., Rush Truck Centers of New Mexico, Inc., Rush Truck Centers of Oklahoma, Inc., Rush Truck Centers of Tennessee, Inc., and Rush Truck Centers of Texas, L.P. (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (File No. 000-20797) filed September 23, 2005).

10.3

Agreement Amending the Wholesale Security Agreement and Conditionally the Sale of Collateral on a Delayed Payment Privilege Basis, dated September 20, 2005, by and among General Electric Capital Corporation and Rush Truck Centers of Alabama, Inc., Rush Truck Centers of Arizona, Inc., Rush Truck Centers of California, Inc., Rush Truck Centers of Colorado, Inc., Rush Truck Centers of Florida, Inc., Rush Truck Centers of New Mexico, Inc., Rush Truck Centers of Oklahoma, Inc., Rush Truck Centers of Tennessee, Inc., and Rush Truck Centers of Texas, L.P. (incorporated herein by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K (File No. 000-20797) filed September 23, 2005).

10.4

Continuing Guaranty, dated September 20, 2005, by and among General Electric Capital Corporation and Rush Enterprises, Inc. (incorporated herein by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K (File No. 000-20797) filed September 23, 2005).

31.1	Certification of CEO pursuant to Rules 13a-14(a) and 15d-14(a) adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO pursuant to Rules 13a-14(a) and 15d-14(a) adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.