Form 10-K
period 2005-12-31
RUSH ENTERPRISES INC \TX\
filed 2006-03-13
CIK 1012019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Class A and Class B Common Stock, $.01 par value

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐	No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.

Yes ☐	No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐                                                             Accelerated filer  ☒                                                                                       Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

The aggregate market value of common stock held by non-affiliates of the registrant as of June 30, 2005 was approximately $286,614,665 based upon the last sales price on June 30, 2005 on The NASDAQ National Market® of $13.40 for the registrant’s Class A Common Stock and $13.41 for the registrant’s Class B Common Stock.  Shares of common stock held by each executive officer and director and by each shareholder affiliated with a director or an executive officer have been excluded from this calculation because such persons may be deemed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The registrant had 16,795,765 shares of Class A Common Stock and 7,902,275 shares of Class B Common Stock outstanding on March 1, 2006.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of registrant’s definitive proxy statement for the registrant’s 2006 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission not later than April 30, 2006, are incorporated by reference into Part III of this Form 10-K.

RUSH ENTERPRISES, INC.

Index to Form 10-K

Year ended December 31, 2005

Part I

Item 1	Business
Item 1A	Risk Factors
Item 1B	Unresolved Staff Comments
Item 2	Properties
Item 3	Legal Proceedings
Item 4	Submission of Matters to a Vote of Security Holders

Part II

Item 5	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
Item 6	Selected Financial Data
Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A	Quantitative and Qualitative Disclosures about Market Risk
Item 8	Financial Statements and Supplementary Data
Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9A	Controls and Procedures
Item 9B	Other Information

Part III

Item 10	Directors and Executive Officers of the Registrant
Item 11	Executive Compensation
Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
Item 13	Certain Relationships and Related Transactions
Item 14	Principal Accountant Fees and Services

Part IV

Item 15	Exhibits and Financial Statement Schedules

NOTE REGARDING FORWARD LOOKING STATEMENTS

Certain statements contained in this Form 10-K (or otherwise made by the Company or on the Company’s behalf from time to time in other reports, filings with the Securities and Exchange Commission, news releases, conferences, website postings or otherwise) that are not statements of historical fact constitute “forward-looking statements” within the meaning of the Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended, notwithstanding that such statements are not specifically identified. Forward-looking statements include statements about the Company’s financial position, business strategy and plans and objectives of management of the Company for future operations.  These forward-looking statements reflect the best judgments of the Company about the future events and trends based on the beliefs of the Company’s management as well as assumptions made by and information currently available to the Company’s management.  Use of the words “may,” “should,” “continue,” “plan,” “potential,” “anticipate,” “believe,” “estimate,” “expect” and “intend” and words or phrases of similar import, as they relate to the Company or its subsidiaries or Company management, are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.  Forward-looking statements reflect the current view of the Company with respect to future events and are subject to risks and uncertainties that could cause actual results to differ materially from those in such statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, those set forth under Item 1A—Risk Factors as well as future growth rates and margins for certain of our products and services, future demand for our products and services, competitive factors, general economic conditions, cyclicality, economic conditions in the new and used truck and equipment markets, customer relations, relationships with vendors, the interest rate environment, governmental regulation and supervision, seasonality, distribution networks, product introductions and acceptance, technological change, changes in industry practices, onetime events and other factors described herein and in the Company’s quarterly and other reports filed with the Securities and Exchange Commission (collectively, “cautionary statements”). Although the Company believes that its expectations are reasonable, it can give no assurance that such expectations will prove to be correct. Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described in any forward-looking statements. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the applicable cautionary statements. The Company does not intend to update these forward-looking statements.

NOTE REGARDING INCORPORATION BY REFERENCE

The Securities and Exchange Commission (“SEC”) allows us to disclose important information to you by referring you to other documents we have filed with the SEC. The information we refer to is “incorporated by reference” into this Form 10-K. Please read that information.

NOTE REGARDING TRADEMARKS USED IN THIS FORM 10-K

Peterbilt® is a registered trademark of Peterbilt Motors Company. PACCAR® is a registered trademark of PACCAR, Inc. GMC® is as registered trademark of General Motors Corporation. Hino® is a registered trademark of Hino Motors, Ltd. UD® is a registered trademark of Nissan Diesel Motor Co., Ltd. Isuzu® is a registered trademark of Isuzu Motors Limited. John Deere® is a registered trademark of Deere & Company. Kenworth® is a registered trademark of PACCAR, Inc. doing business as Kenworth Truck Company. Volvo® is a registered trademark of Volvo Trademark Holding AB. Freightliner® is a registered trademark of Freightliner Corporation. Mack® is a registered trademark of Mack Trucks, Inc. Navistar® is a registered trademark of Navistar International Corporation. Caterpillar® is a registered trademark of Caterpillar, Inc. Cummins® is a registered trademark of Cummins Engine Company, Inc. PacLease® is a registered trademark of PACCAR Leasing Corporation. CitiCapital® is a registered trademark of Citicorp.

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

Rush makes certain of its SEC filings available, free of charge, through its website, including its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to these reports. These filings are available as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. Rush’s website address is www.rushenterprises.com. The information contained on our website, or on other websites linked to our website, is not part of this document.

General

Rush Enterprises, Inc. was incorporated in Texas in 1965 and currently consists of two reportable segments: the Truck Segment and the Construction Equipment Segment.

The Company is a full-service, integrated retailer of premium transportation and construction equipment and related services.  Our Rush Truck Centers primarily sell heavy-duty trucks manufactured by Peterbilt, a division of PACCAR, Inc..  Certain Rush Truck Centers sell medium-duty trucks manufactured by Peterbilt, GMC, Hino, UD or Isuzu. The Company also operates a John Deere construction equipment dealership at its Rush Equipment Center in Houston, Texas. Through its strategically located network of Rush Truck Centers and its Rush Equipment Center, the Company provides one-stop service for the needs of its customers, including retail sales of new and used trucks and construction equipment, aftermarket parts sales, service and repair facilities and financing, leasing and rental, and insurance services.

In January 2005, the Company acquired certain assets of American Truck Source, Inc., including its Peterbilt truck dealerships in Texas and Tennessee for a total purchase price of $132.4 million. The acquisition provides the Company with rights to sell Peterbilt trucks and parts from new locations in Dallas, Fort Worth, Abilene and Tyler, Texas and Nashville, Tennessee.  See Note 17 of the Notes to Consolidated Financial Statements for a detailed discussion of the allocation of the purchase price of the acquisition.

The Company also made several acquisitions of medium-duty truck stores during 2005.  See Note 17 of the Notes to Consolidated Financial Statements for a detailed discussion of the allocation of the purchase price of these acquisitions.

The Company’s Rush Truck Centers are principally located in high traffic areas throughout the southern United States. Since commencing operations as a Peterbilt heavy-duty truck dealer in 1966, the Company has grown to operate more than 40 Rush Truck Centers in Alabama, Arizona, California, Colorado, Florida, New Mexico, Oklahoma, Tennessee and Texas.

The Company’s Rush Equipment Center in Houston, Texas sells, leases and rents a full line of John Deere construction equipment as well as a variety of construction equipment trailers.

The Company currently conducts business through numerous subsidiaries, all of which are wholly owned, directly or indirectly, by it.  Its principal offices are located at 555 IH 35 South, New Braunfels, Texas 78130.

Industry

We currently operate in the heavy-duty truck, medium-duty truck and construction equipment markets. There has historically been a high correlation in both of these markets between new product sales and the rate of change in U.S. industrial production and the U.S. gross domestic product.

Heavy-Duty Truck Market

The Company serves the southern U.S. retail heavy-duty truck market, which is affected by a number of factors relating to general economic conditions, including fuel prices, government regulation, interest rate fluctuations, economic recessions and customer business cycles. In addition, unit sales of new trucks have historically been subject to substantial cyclical variation based on such general economic conditions. According to data published by A.C.T. Research Co., LLC (“A.C.T. Research”), a heavy-duty truck industry data and forecasting services provider, in recent years total domestic retail sales of new Class 8 trucks have ranged from a low of approximately 140,000 in 2001 to a high of approximately 262,000 in 1999.  Class 8 trucks are defined by the American Automobile Association as trucks with a minimum gross vehicle weight rating above 33,000 pounds.  Domestic Class 8 unit sales are expected to increase to approximately 266,000 units during 2006 according to A.C.T. Research.  The Company’s primary product line is Peterbilt heavy-duty trucks, which, according to A.C.T. Research, accounted for approximately 11.68% of all new heavy-duty truck sales in the U.S. during 2005.  The Company’s share of the U.S. Class 8 truck sales market was approximately 3.9% in 2005.

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

The EPA mandated that heavy-duty engine manufacturers meet new, stricter emissions guidelines regarding nitrous oxides for all engines built subsequent to October 1, 2002. These new guidelines increased the price of new heavy-duty trucks by approximately $3,000 to $8,000 per unit and reduced the operating efficiency and life cycle of heavy-duty trucks. In 2002, the heavy-duty truck industry experienced an increased demand for trucks, as it historically has in the months preceding the effective date of a change in EPA engine emission guidelines; this period of increased demand was followed by a decrease in demand in the months subsequent to the change.

The EPA has placed additional guidelines, further restricting the emissions of nitrous oxides, for all engines built subsequent to January 1, 2007.  The Company believes that the 2007 change in emission guidelines will cause demand for heavy-duty trucks to remain high through 2006 as large fleets accelerate their normal purchase cycles to avoid purchasing 2007 engines.  The Company expects a fall-off in demand for trucks in 2007 due to the emissions guidelines.  The severity of the fall-off in demand for trucks in 2007 will depend upon several factors including, without limitation, new diesel engine prices, the results of tests on the new diesel engines designed to meet the 2007 standards, and projected maintenance and operation costs of the new diesel engines and general economic conditions.  Industry expectations are for the new engines to add $6,000 to $8,000 to the cost of a new Class 8 truck and increase maintenance and operating costs as well.

According to A.C.T. Research’s current estimates, approximately 266,000 new Class 8 trucks will be sold in the United States in 2006, compared to approximately 259,000 new trucks sold in 2005.  The 2005 new heavy-duty truck sales totals were the second highest new heavy-duty truck sales totals in history, falling just short of the 1999 record.  In 2007, A.C.T. Research currently forecasts sales of Class 8 trucks to fall off to 179,000 units.  However, A.C.T. Research and other industry experts expect Class 8 truck sales to rebound in 2008 and 2009.  A.C.T. Research currently forecasts sales of Class 8 trucks in the U.S. to be approximately 234,000 in 2008 and 265,000 in 2009.

Medium-Duty Truck Market

Several of our Rush Truck Centers sell medium-duty trucks manufactured by Peterbilt, GMC, Hino, UD or Isuzu, and provide parts and service for medium-duty trucks. Medium-duty trucks are principally used in short-haul, local markets as delivery vehicles. Medium-duty trucks typically operate locally and generally do not venture out of their service areas overnight. The nature of the medium-duty truck market promotes the use of our service facilities during our evening shift, which is traditionally a slow period for heavy-duty truck service.

A.C.T. Research estimates that U.S. retail sales of Class 5 through 7 medium-duty trucks totaled approximately 216,000 units in 2005 and are forecasting 2006 U.S. retail sales to be approximately 213,000 units. The Company plans to continue to expand its share of the medium-duty market by adding new product lines to existing dealerships, adding dealership locations and adding sales personnel.  See Note 17 to the Company’s Consolidated Financial Statements for a discussion of the Company’s medium-duty acquisitions in 2005.

Construction Equipment Market

Our Rush Equipment Center is an authorized John Deere construction equipment dealer.  Our Rush Equipment Center serves Houston, Texas and the surrounding area. According to the data compiled by John Deere, approximately 2,700 units of construction equipment were put into use in our area of responsibility in 2005 compared to 2,256 in 2004. In 2006, we expect new construction equipment unit sales to increase approximately 5%, to 2,840 units, in our area of responsibility. John Deere’s market share in the Houston area was 19.9% in 2005 and 16.3% in 2004. Our Rush Equipment Center has the right to sell new John Deere construction equipment and parts within its assigned area of responsibility, which means competition within its market comes primarily from dealers of competing manufacturers and rental companies.

John Deere equipment users are a diverse group that includes residential and commercial construction businesses, independent rental companies, utility companies, government agencies, and various petrochemical, industrial and material supply businesses. Industry statistics suggest that a majority of all construction equipment is owned by a relatively small percentage of the customer base. Accordingly, John Deere and its dealer group, including the Rush Equipment Center, are aggressively developing more sophisticated ways to serve large equipment fleet owners.

Market factors affecting the construction equipment industry include the following:

•                  levels of commercial, residential, and public construction activities; and

•                  state and federal highway and road construction appropriations.

Our Business Strategy

Operating Strategy.  Our strategy is to operate an integrated dealer network that primarily markets Peterbilt heavy-duty trucks, medium-duty trucks from various manufacturers and John Deere construction equipment and provides complementary products and services. Our strategy includes the following key elements:

•                  One-Stop Centers. We have developed our truck and construction equipment dealerships as “one-stop centers” where, at one convenient location, our customers can do the following: purchase new and used trucks or construction equipment; finance, lease or rent trucks or construction equipment; purchase aftermarket parts and accessories; and have service performed by certified technicians. We believe that this full-service strategy also helps to mitigate cyclical economic fluctuations because the parts and service sales at our dealerships generally tend to be less volatile than our new and used truck and construction equipment sales.

•                  Branding Program. We employ a branding program for our dealerships through distinctive signage and uniform marketing programs to take advantage of our existing name recognition and to communicate the standardized high quality of our products and reliability of our services throughout our dealership network.

•                  Management by Dealership Units. At each of our dealerships, we operate one or more of the following business units: new sales, used sales, parts, service, body shop, leasing, rental or financial services. Our general managers measure and manage the operations of each of our dealerships according to the specific business units operating at that location. We believe that this system enhances the profitability of all aspects of a dealership and increases our overall operating margins. Operating goals for each business unit at each of our dealerships are established annually and managers are rewarded for performance accordingly.

•                  Integrated Management Information Systems. In order to efficiently operate separate business units within each dealership, we rely upon our management information systems to determine and monitor appropriate inventory levels and product mix at each Rush Truck Center. Each Rush Truck Center can access a centralized real-time inventory tracking system that is accessible simultaneously by all locations. Our automated parts reordering system assists each Rush Truck Center in maintaining the proper inventory levels and typically permits inventory delivery to each location, or directly to customers, within 24 hours from the time the order is placed. In addition, by actively monitoring market conditions, assessing product and expansion strategies and remaining abreast of changes within the market, we are able to proactively address market-by-market changes by realigning and, if necessary, adding product lines and models.

Growth Strategy.  Through our expansion and acquisition initiatives, we have grown to operate a large, multistate, full-service network of truck dealerships. As described below, we intend to continue to grow our business internally and through acquisitions by expanding into new geographic areas, expanding our product offerings and opening new one-stop truck and equipment centers in existing markets.

•                  Expansion Into New Geographic Areas. We plan to continue to expand our Rush Truck Center network and build a Rush Equipment Center network by acquiring additional dealerships in geographic areas contiguous to our current operations. We have successfully expanded our presence from our Texas base into a coast-to-coast network of Rush Truck Centers. We believe the geographic diversity of our Rush Truck Center network has significantly expanded our customer base while reducing the effects of local economic cycles. Geographic diversification supports the sale of trucks and parts by allowing us to allocate our inventory among the geographic regions we serve based on market demand within these regions.

•                  Expansion of Product Offerings. We intend to continue to expand our product lines within our Rush Truck Centers and our Rush Equipment Center by adding product categories that are both complementary to our existing product lines and well suited to our operating model.

We believe that there are many additional product and service offerings that would complement our primary product lines. We expect any product category expansion that we pursue to satisfy our requirements that:

•                  the products are of a premium brand;

•                  the products provide opportunities for incremental income through related aftermarket sales, service or financing; and

•                  Rush operating controls can be implemented to enhance the financial performance of the business.

•                  Open New Rush Truck and Equipment Centers in Existing Areas of Operation. We believe that there are opportunities to increase our share of the heavy-duty truck market by introducing our one-stop centers to underserved markets within our current areas of operation.  For example, we recently added a Rush Truck Center in Alice, Texas, to take better advantage of a high-density heavy-duty truck population within our existing area of operation. The introduction of additional one-stop centers enables us to enhance revenues from our existing customer base as well as increase the awareness of the “Rush” brand name for new customers.

In identifying new areas for expansion, we analyze the target market’s level of new truck registrations, customer buying and leasing trends and the existence of competing franchises. We also assess the potential performance of a parts and service center to determine whether a market is suitable for a Rush Truck Center. After a market has been strategically reviewed, we survey the region for a well-situated location. Whether we acquire existing dealerships or open a new Rush Truck Center, we will introduce our branding program and implement our integrated management system.

Management of Our Dealerships

We manage our dealerships as described below.

Rush Truck Centers

Our Rush Truck Centers are responsible for sales of new and used heavy-duty and medium-duty trucks, as well as related parts and services.

New Truck Sales.   New heavy-duty truck sales represent the largest portion of our revenue, accounting for approximately $1,074.4 million, or 57.6%, of our total revenues for 2005. Rush Truck Centers primarily sell new Class 8 heavy-duty Peterbilt trucks, which constitute more than 86% of all our new truck revenue. The average delivery time for a custom-ordered truck can vary between 14 days to six months depending on vehicle specifications and demand. We also sell Class 8 heavy-duty trucks manufactured by Volvo Trucks of North America, Inc. at our Tulsa Rush Truck Center.

Our Rush Truck Centers that sell new and used Class 8 heavy-duty trucks also sell Class 6 and Class 7 medium-duty Peterbilt trucks. Many Rush Truck Centers also sell medium-duty trucks manufactured by GMC, Hino, Isuzu and UD. Medium-duty truck sales accounted for approximately $158.0 million, or 8.5%, of our total revenues for 2005. Our customers use heavy-duty and medium-duty trucks to haul various materials, including general freight, petroleum, wood products, refuse and construction materials.

A significant portion of our new truck sales are to fleet customers (customers who purchase more than five trucks in any 12-month period). Because of the size of our Rush Truck Center network, our strong relationships with our fleet customers and our ability to handle large quantities of used truck trade-ins, we are able to successfully market and sell to fleet customers nationwide. We believe that we have a competitive advantage over most other dealers in that we can absorb multiunit trade-ins often associated with fleet sales and effectively disperse the used trucks for resale throughout our dealership network. We believe that our attention to customer service and our broad range of trucking services, including our ability to offer truck financing and insurance to our customers, has resulted in a high level of customer loyalty.

Used Truck Sales.  Used truck sales accounted for approximately $160.5 million, or 8.6%, of our total revenues for 2005. We primarily sell used Class 8 heavy-duty trucks, but we also sell used medium-duty trucks at several locations. We believe that we are well positioned to market used heavy-duty trucks due to our ability to recondition them for resale utilizing the parts and service departments of our Rush Truck Centers and our ability to move used trucks between Rush Truck Centers to satisfy customer demand. The majority of our used truck fleet consists of trucks taken as trade-ins from new truck customers, but we supplement our used truck fleet by purchasing used trucks from third parties for resale.

Truck Parts and Service.  Truck-related parts and service revenues accounted for approximately $351.4 million, or 18.8%, of our total revenues for 2005. We are the sole authorized Peterbilt parts and accessories supplier in each of the geographic territories served by our Rush Truck Centers. The parts business enhances our sales and service functions and is a source of recurring revenue. Each Rush Truck Center carries a wide variety of Peterbilt and other truck parts in its inventory.  Rush Truck Centers offer “menu” pricing of service and body shop functions.  We also have field service trucks and technicians who are capable of making on-site repairs at our customers’ locations.

Our Rush Truck Centers also feature various combinations of fully equipped service and body shop facilities, the combination and configuration of which varies by location, capable of handling a broad range of truck repairs on most makes and classes of trucks. Each Rush Truck Center is a Peterbilt designated warranty service center and most are also authorized service centers for other manufacturers, including the following: Caterpillar, Cummins, Eaton Corporation and ArvinMeritor, Inc. We have more than 750 service and body shop bays, including 26 paint booths, throughout our Rush Truck Center network.

We perform both warranty and nonwarranty service work. The cost of warranty work is reimbursed by the manufacturer at retail consumer rates. A majority of the service technicians at our Rush Truck Centers have been certified by various truck or component manufacturers.

Truck Leasing and Rental.   Truck leasing and rental revenues accounted for approximately $33.9 million, or 1.8%, of our total revenues for 2005.  We engage in full-service truck leasing under the PacLease trade name at nine of our Rush Truck Centers and are the largest PacLease dealer in the United States. Leasing and rental customers contribute to additional parts sales and service work at Rush Truck Centers because most of our leases require service and maintenance for the leased trucks to be performed at our facilities (or at facilities outside our service area, as we direct). Rented trucks are also generally serviced at our facilities. We have increased our lease and rental fleet from less than 100 trucks in 1993 to 1,798 trucks as of December 31, 2005. As of December 31, 2005, we owned approximately 55% of our lease and rental fleet, and leased the remaining trucks in our fleet primarily from PACCAR Financial Corporation (“PACCAR Financial”). Currently, the average age of the trucks in our lease and rental fleet is approximately 28 months. Generally, we hold trucks in our lease and rental fleet for approximately five years and then sell them through the used sales operations at our Rush Truck Centers. Historically, we have realized gains on the sale of used lease trucks in excess of the cost of the purchase option contained in our leases with PACCAR Financial or the book value of trucks owned by the Company.

Rush Equipment Center

Our Rush Equipment Center in Houston, Texas is responsible for sales of new and used construction equipment and related parts and service.

New Construction Equipment Sales.   New construction equipment sales accounted for approximately $38.2 million, or 2.0%, of our total revenues for 2005. Our Rush Equipment Center carries a complete line of John Deere construction equipment. A new piece of John Deere construction equipment typically ranges in price from $50,000 for a backhoe to $500,000 for an excavator. We carry a full line of complementary construction equipment manufactured by other suppliers to enhance our John Deere product line. We sell construction equipment to a diverse customer base including residential and commercial construction contractors, utility companies, government agencies, and various petrochemical, industrial and material supply businesses.

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

Used Construction Equipment Sales.   Used construction equipment sales accounted for approximately $3.5 million, or 0.2%, of our total revenues for 2005. We sell used construction equipment manufactured by several manufacturers, including John Deere, Case Corporation, Caterpillar, and Komatsu, Ltd. Our used construction equipment inventory is derived from trade-ins from our construction equipment customers and purchases from third parties.

Construction Equipment Parts and Service.   Construction equipment-related parts and service revenues accounted for approximately $14.5 million, or 0.8%, of our total revenues for 2005. Our Rush Equipment Center carries a wide variety of John Deere and other parts in its inventory, which consists of over 10,000 items from more than 15 suppliers. We are an authorized John Deere construction equipment parts and accessories supplier in the Houston, Texas area. We maintain a fully equipped service operation capable of handling repairs on John Deere construction equipment and most other brands of construction equipment at our Rush Equipment Center. We enhance our service presence with field service trucks and technicians who are capable of making on-site repairs at our customers’ locations.

Financial and Insurance Services

We sell a complete line of property and casualty insurance to our customers as well as to the general trucking public. Our agency is licensed to sell truck liability, general liability, collision and comprehensive, workers’ compensation, cargo, credit life and health and occupational accident insurance coverage throughout our operating territory. We serve as sales representatives for a number of leading insurance companies including the Great American Insurance Companies, Hartford Insurance Group and American General Financial Group. Our renewal rate during 2005 was 75%.

At our Rush Truck Centers and our Rush Equipment Center we have personnel responsible for arranging third-party financing for our product offerings. We also have licensed insurance agents at some of our dealerships in Arizona, California, Florida, New Mexico, Tennessee and Texas who arrange insurance for our customers.  The sale of financial and insurance products accounted for approximately $15.4 million, or 0.8%, of our total revenue for 2005. Finance and insurance revenues have minimal direct costs and, therefore, contribute a disproportionate share of our operating profits.

New and Used Truck Financing.   Primarily through General Electric Capital Corporation (“GE Capital”) and PACCAR Financial, we arranged customer financing of approximately $425.8 million in 2005, an increase of 77.6% from approximately $239.7 million in 2004. Generally, truck finance contracts are memorialized through the use of installment contracts, which are secured by the trucks financed, and require a down payment of 10% to 30% of the value of the financed truck, with the remaining balance financed over a two to five-year period. The majority of finance contracts are sold without recourse to the Company. The Company’s recourse liability related to finance contracts sold with recourse to the Company ranges from 5% to 100% of the outstanding amount of each note initiated on behalf of the finance company (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies”). The Company provides for an allowance for repossession losses and early repayment penalties.

New and Used Construction Equipment Financing.  Through The CIT Group, Inc., CitiCapital, John Deere Credit and others, we arranged customer financing for approximately $26.0 million in 2005, an increase of 28.7% from approximately $20.2 million in 2004. Generally, construction equipment finance contracts are memorialized through the use of installment or lease contracts, which are secured by the construction equipment financed, and generally require a down payment of 0% to 10% of the value of the financed piece of construction equipment, with the remaining balance being financed over a three to five-year period. All finance contracts for construction equipment are assigned without recourse.

Sales and Marketing

Our established expansion and acquisition strategy and long history of operations in the heavy-duty truck business have resulted in a strong customer base that is diverse in terms of geography, industry and scale of operations. Rush Truck Centers’ customers include owner operators, regional and national truck fleets, corporations and local governments. During 2005, no single customer of our Rush Truck Centers accounted for more than 10% of our total truck sales by dollar volume. Our Rush Equipment Centers’ customer base is similarly diverse and, during 2005, no single Rush Equipment Center customer accounted for more than 10% of our total construction equipment sales by dollar volume. We generally promote our products and related services through direct customer contact by our sales personnel, advertisements in trade magazines and attendance at industry shows.

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

Facility Management

Personnel.  Each Rush Truck Center and the Rush Equipment Center is managed by a general manager who oversees the operations, personnel and the financial performance of the location, subject to the direction of our corporate office. Additionally, each Rush Truck Center is typically staffed by a sales manager, parts manager, service manager, sales representatives, parts employees, and other service and makeready employees. The sales staff of each Rush Truck Center and the Rush Equipment Center is compensated on a salary plus commission basis, with a high percentage of their compensation consisting of commission, while the general manager, parts manager and service manager receive a combination of salary and performance bonus, with a high percentage of their compensation consisting of the performance bonus. We believe that our employees are among the highest paid in their respective industries which enables us to attract and retain qualified personnel.

On an annual basis, general managers prepare detailed monthly profit and loss forecasts based upon historical information and projected trends. A portion of each general manager’s performance bonus is based upon whether they meet or exceed their operating plans. During the year, general managers regularly review their facility’s progress with senior management and make appropriate adjustments as needed.  Most of our employees receive annual performance evaluations.

We have been successful in retaining our senior management and general managers.  To promote communication and efficiency in operating standards, general managers and members of senior management attend several company-wide strategy sessions per year. In addition, management personnel attend various industry-sponsored leadership and management seminars and receive continuing education on the products we distribute, marketing strategies and management information systems.

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

Purchasing and Suppliers.  We believe that pricing is an important element of our marketing strategy. Because of our size, our Rush Truck Centers benefit from volume purchases at favorable prices that permit them to achieve a competitive pricing position in the industry. We purchase our Peterbilt heavy-duty truck inventory and Peterbilt parts and accessories directly from PACCAR. All other manufacturers’ parts and accessories, including those of Caterpillar, Cummins and others, are purchased through wholesale vendors or from PACCAR, which buys such products in bulk for resale to the Company and other Peterbilt dealers. All purchasing commitments are negotiated by personnel at our corporate headquarters. We have been able to negotiate favorable pricing levels and terms, which enables us to offer competitive prices for our products. We purchase all of our John Deere construction equipment inventory and John Deere parts directly from John Deere.

Management Information Systems.  Each Rush Truck Center and the Rush Equipment Center maintains a centralized real-time inventory tracking system which is accessible simultaneously by all locations and by our corporate office. We utilize our management information systems to monitor the inventory level of trucks and parts at each of our dealerships. From information assimilated from management information systems, management has developed a model reflecting historic sales levels of different product lines. This model enables management to identify the appropriate level and combination of inventory and forms the basis of our operating plan. Our management information systems and databases are also used to monitor market conditions and sales information and assess product and expansion strategies.

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

Distribution and Inventory Management.  We utilize a real-time inventory tracking system to maintain a close link between each Rush Truck Center.  This link allows for timely and cost-effective sharing of managerial and sales information as well as the prompt transfer of inventory among various locations. The transfer of inventory reduces delays in delivery, helps maximize inventory turns and assists in controlling problems created by overstock and understock situations. We are linked directly to our major suppliers, including PACCAR (Peterbilt), GMC, and John Deere, via real-time communication links for purposes of ordering and inventory management. These automated reordering and communication systems allow us to maintain proper inventory levels and permit us to have inventory delivered to our locations, or directly to customers, typically within 24 hours of an order being placed.

Recent Acquisitions and Dispositions

In October 2005, the Company purchased certain assets of TEC of California, Inc., which consisted of GMC, Isuzu and Hino medium-duty franchises.  The newly acquired lines were added to the Company’s existing medium-duty truck store in Fontana, California.   The transaction was valued at approximately $3.4 million, with the purchase price paid in cash.

In September 2005, the Company purchased certain assets of Hayes Leasing Company, Inc., which consisted of GMC and UD medium-duty franchises.  The newly acquired lines were added to the Company’s existing medium-duty truck store in Dallas, Texas.   The transaction was valued at approximately $3.4 million, with the purchase price paid in cash.

In September 2005, the Company purchased certain assets of Barrett Trucks, LLC., which consisted of a GMC and Isuzu medium-duty dealership in Texarkana, Texas.  The Company added Peterbilt trucks to the dealership and is operating the facility as a full-service Rush Truck Center offering heavy-duty and medium-duty trucks, parts and service.  The transaction was valued at approximately $626,000, with the purchase price paid in cash.

In July 2005, the Company purchased certain assets of Fountain Motor Co., Inc., which consisted of a GMC and Isuzu medium-duty dealership in Orlando, Florida.  The Company added Peterbilt trucks and UD products to the dealership and is operating the facility as a full-service Rush Truck Center offering heavy-duty and medium-duty trucks, parts and service.  The transaction was valued at approximately $2.8 million, with the purchase price paid in cash.

In January 2005, the Company acquired certain assets of ATS, including its Peterbilt truck dealerships in Texas and Tennessee, for a total purchase price of $132.4 million. The acquisition provides the Company with rights to sell Peterbilt trucks and parts at new locations in Dallas, Fort Worth, Abilene and Tyler, Texas and Nashville, Tennessee. The transaction was financed with cash of $77.8 million, expansion of the Company’s existing floor plan agreement for truck inventory of $34.6 million, and the issuance of debt of approximately $20.0 million to finance the purchase of real estate and certain vehicles used in ATS’s leasing operations.  Of the $77.8 million paid in cash, $21.9 million was for the purchase of a note receivable from the selling shareholders of ATS. This $21.9 million was immediately repaid by the selling shareholders at closing, resulting in net cash used in the acquisition of $55.9 million.

In November 2003, the Company sold certain assets of our wholly owned subsidiary, Rush Truck Centers of Louisiana, Inc. The transaction was valued at approximately $5.5 million and paid in cash. The Company recognized a gain on sale of assets of approximately $1.6 million in the fourth quarter of 2003.

In April 2003, the Company purchased substantially all of the assets of Peterbilt of Mobile, Inc., a Peterbilt dealership in Mobile, Alabama.  The transaction was valued at approximately $1.4 million, with the purchase price paid in cash.

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

Competition

There is, and will continue to be, significant competition both within our current markets and in new markets we may enter. We anticipate that competition between us and other dealers will continue to increase in our current markets and on a national level based on the following:

•                  the accessibility of dealership locations;

•                  the number of dealership locations;

•                  price, value, quality and design of the products sold; and

•                  attention to customer service (including technical service).

Our new truck products compete with trucks made by other manufacturers and sold through competing independent and factory-owned truck dealerships, including trucks manufactured by Navistar, Mack, Freightliner, Kenworth, Volvo, Ford Motor Company, Western Star Truck Holdings, Ltd., and other manufacturers. Kenworth heavy-duty trucks are also manufactured by PACCAR, Peterbilt’s parent company, but are distributed through a different network of competing dealers. Our construction equipment products compete with construction equipment manufactured by Case Corporation, Caterpillar, Komatsu Ltd. and other manufacturers. We believe that our dealerships are able to compete with manufacturer-dealers, independent dealers and wholesalers, rental service companies and industrial auctioneers in distributing our products because of the following: the overall quality and reputation of the products we sell; “Rush” brand name recognition and reputation for quality service; and our ability to provide comprehensive parts and service support, as sell as financing, insurance and other customer services.

Dealership Agreements

Peterbilt.  We have entered into nonexclusive dealership agreements with Peterbilt which authorize us to act as a dealer of Peterbilt heavy-duty trucks. Our areas of responsibility currently encompass areas in the states of Alabama, Arizona, California, Colorado, Florida, New Mexico, Oklahoma, Tennessee and Texas. These dealership agreements have current terms expiring between March 2006 and January 2008 and impose certain operational obligations and financial requirements upon us and our dealerships. The Company’s dealership agreements with Peterbilt may be terminable by Peterbilt in the event the aggregate voting power of W. Marvin Rush and his family decreases below 30% with respect to the election of directors.  These agreements also grant Peterbilt rights of first refusal under certain circumstances relating to any sale or transfer of our dealership locations or if certain Rush family members desire to sell more than 100,000 shares of our voting common stock within a 12-month period to anyone other than family members or certain other specified persons.

Any termination or non-renewal of these dealership agreements by Peterbilt must follow certain guidelines established by both state and federal legislation designed to protect dealers from arbitrary termination or non-renewal of franchise agreements. The Automobile Dealers Day in Court Act and other similar state laws provide that the termination or non-renewal of a dealership agreement must be done in “good faith” and upon a showing of “good cause” by the manufacturer for such termination or non-renewal, as such terms have been defined by statute and interpreted in case law.

Other Truck Suppliers.  In addition to our truck dealership agreements with Peterbilt, we are also an authorized dealer of trucks manufactured by various manufacturers at the following locations:

Rush Truck Center	Heavy-Duty Truck Lines Sold	Medium-Duty Truck Lines Sold

Alabama:
Mobile	Peterbilt	Peterbilt

Arizona:
Phoenix	Peterbilt	Peterbilt, GMC, HINO
Tucson	Peterbilt	Peterbilt, GMC, HINO

California:
El Centro	Peterbilt	Peterbilt
Escondido	Peterbilt	Peterbilt, HINO
Fontana Heavy-Duty	Peterbilt	Peterbilt
Fontana Medium-Duty	None	Peterbilt, HINO, UD, GMC, Isuzu
Pico Rivera	Peterbilt	Peterbilt, UD
San Diego	Peterbilt	Peterbilt, GMC, HINO
Sylmar	Peterbilt	Peterbilt, UD

Colorado:
Denver	Peterbilt	Peterbilt
Greeley	Peterbilt	Peterbilt

Florida:
Haines City	Peterbilt	Peterbilt
Orlando	Peterbilt	Peterbilt, UD, GMC, Isuzu
Tampa	Peterbilt	Peterbilt
Winter Garden	Peterbilt	Peterbilt, UD

New Mexico:
Albuquerque	Peterbilt	Peterbilt, UD

Rush Truck Center	Heavy-Duty Truck Lines Sold	Medium-Duty Truck Lines Sold

Oklahoma:
Tulsa	Peterbilt, Volvo	Peterbilt, GMC, HINO
Oklahoma City	Peterbilt	Peterbilt, GMC, HINO
Ardmore	Peterbilt	Peterbilt

Tennessee:
Nashville	Peterbilt	Peterbilt

Texas:
Alice	Peterbilt	Peterbilt
Austin	Peterbilt	Peterbilt, HINO, UD, GMC, Isuzu
Dallas Heavy-Duty	Peterbilt	Peterbilt
Dallas Medium-Duty	None	Peterbilt, HINO, UD, GMC
El Paso	Peterbilt	Peterbilt, GMC
Fort Worth	Peterbilt	Peterbilt, UD
Houston	Peterbilt	Peterbilt, GMC, HINO
Laredo	Peterbilt	Peterbilt
Lufkin	Peterbilt	Peterbilt
Pharr	Peterbilt	Peterbilt, HINO
San Antonio	Peterbilt	Peterbilt, GMC, HINO
Sealy	Peterbilt	Peterbilt
Texarkana	Peterbilt	Peterbilt, GMC, Isuzu
Tyler	Peterbilt	Peterbilt

Sales of non-Peterbilt medium-duty trucks accounted for less than 3.7% of our total revenues for 2005. These dealership agreements have current terms expiring between June 2006 and October 2010. These dealership agreements impose operating requirements upon us and require consent from the affected supplier for sale or transfer of such dealership agreement.

John Deere.  We have entered into a nonexclusive dealership agreement with John Deere which authorizes us to act as a dealer of John Deere construction, utility and forestry equipment. This John Deere dealership agreement has no specified term or duration. Our current area of responsibility for the sale of John Deere construction equipment is the greater Houston, Texas metropolitan area. The John Deere dealership agreement imposes operational obligations and financial requirements of the Company. Like the dealership agreements with Peterbilt, the dealership agreement with John Deere is terminable if W. Marvin Rush’s percentage ownership of the Company falls below 25%, grants limited rights of first refusal and imposes certain financial requirements upon us and our dealership.

Other Construction Equipment Suppliers.  In addition to John Deere, we are an authorized dealer for suppliers of other construction equipment. The terms of such arrangements vary, but most of these dealership agreements contain termination provisions allowing the supplier to terminate the agreement after a specified notice period (usually 180 days).

Floor Plan Financing

Trucks.  We finance substantially all of our new truck inventory and the loan value of our used truck inventory under a floor plan arrangement with GE Capital.  As of December 31, 2005, we had approximately $302.8 million outstanding under our GE Capital floor plan arrangement. Our GE Capital floor plan financing agreement provides for a three-year revolving credit facility which expires in September 2008.  The current interest rate is the LIBOR rate plus 1.68%.

Construction Equipment.  We finance substantially all of our new construction equipment inventory under floor plan facilities with John Deere and CitiCapital.  Our John Deere facility has no set expiration date and its interest rate is the prime rate plus 1.5%.  Our CitiCapital facility expires February 2007 and the current interest rate is the 30-day LIBOR rate plus 3.0%. As of December 31, 2005, we had $3.1 million outstanding under the floor plan arrangement with John Deere and $10.1 million outstanding under the floor plan arrangement with CitiCapital.

Product Warranties

The manufacturers we represent provide retail purchasers of their products with a limited warranty against defects in materials and workmanship, excluding certain specified components that are separately warranted by the suppliers of such components. We do not undertake to provide any warranty to our customers.

We generally sell used trucks and construction equipment in “as is” condition without manufacturer’s warranty, although manufacturers sometimes will provide a limited warranty on their used products if such products have been properly reconditioned prior to resale or if the manufacturer’s warranty on such product is transferable and has not expired. We do not provide any warranty on used trucks or used construction equipment.

Trademarks

The Peterbilt, John Deere, Volvo, GMC, Hino, Isuzu and UD trademarks and trade names, which are used in connection with our marketing and sales efforts, are subject to limited licenses included in our dealership agreements with each manufacturer. The licenses are for the same periods as our dealership agreements. These trademarks and trade names are recognized internationally and are important in the marketing of our products. Each licensor engages in a continuous program of trademark and trade name protection.  We hold registered trademarks from the U.S. Patent and Trademark Office for the names “Rush Enterprises,” “Rush Truck Center” and “Rush Equipment Center.”  We currently have a trademark application for “Chrome Country” pending before the U.S. Patent and Trademark Office.

Employees

On December 31, 2005, the Company had 2,507 employees. The Company has no contracts or collective bargaining agreements with labor unions and has never experienced work stoppages. The Company consider our relations with our employees to be good.

Seasonality

The Company’s heavy-duty truck business is moderately seasonal. Seasonal effects on new truck sales related to the seasonal purchasing patterns of any single customer type are mitigated by the diverse geographic locations of our dealerships and the Company’s diverse customer base, including regional and national fleets, local governments, corporations and owner operators. However, truck parts and service operations historically have experienced higher sales volumes in the second and third quarters.

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

Backlog

On December 31, 2005, the Company’s backlog of truck orders was approximately $584.0 million as compared to a backlog of truck orders of approximately $324.0 million on December 31, 2004. The Company includes only confirmed orders in its backlog.  It currently takes between 14 days and six months for the Company to receive delivery of a truck once a customer special order is placed depending on the truck specifications and demand for the particular model ordered. The Company sells the majority of its new trucks by customer special order, with the remainder sold out of inventory. Orders from a number of the Company’s major fleet customers are included in the Company’s backlog as of December 31, 2005.

Environmental Standards and Other Governmental Regulations

Our operations are subject to numerous federal, state and local laws and regulations, including laws and regulations designed to protect the environment by regulating the discharge of materials into the environment. EPA emission guidelines have a major impact on our operations.  The EPA mandated that diesel engine manufacturers meet new, stricter emissions guidelines regarding nitrous oxides for all engines built subsequent to October 1, 2002 and the EPA has placed additional guidelines, further restricting the emissions of nitrous oxides for all diesel engines built subsequent to January 1, 2007. In early 2002, the heavy-duty truck industry experienced an increased demand for trucks, as it historically has in the months preceding the effective date of a change in EPA emission guidelines; this period of increased demand was followed by a decrease in demand in the months subsequent to the change.  The Company believes that the 2007 emission guidelines will cause demand for heavy-duty trucks to remain high through 2006 as some purchasers accelerate their normal purchase cycles to avoid purchasing 2007 engines.  The Company expects a decrease in demand for trucks in the first half of 2007 due to the emissions guidelines.  The severity of the decrease in demand for trucks in 2007 will depend upon several factors including, without limitation, new diesel engine prices, the results of tests on the new diesel engines designed to meet the 2007 standards and projected maintenance and operation costs of the new diesel engines and general economic conditions.  Industry expectations are for the new engines to add $6,000 to $8,000 to the cost of a new Class 8 truck and increase maintenance and operating costs.

Item 1A.  Risk Factors

An investment in our common stock is subject to risks inherent to our business.  In addition to the other information contained in this Form 10-K, we recommend that you carefully consider the following risk factors in evaluating our business.  If any of the following risks actually occur, our financial condition and results of operations could be materially and adversely affected. If this were to happen, the value of our common stock could decline significantly, and you could lose all or part of your investment.  Please note that additional risks not presently known to us or that we currently deem immaterial may also impair our business and operations.  This report is qualified in its entirety by these risk factors.

Risks Related to Our Business

We are substantially dependent upon PACCAR for the supply of Peterbilt trucks and parts, the sale of which generate substantially all of our revenues.

We currently operate as a dealer of Peterbilt trucks and parts pursuant to dealership agreements with Peterbilt. Peterbilt is a division of PACCAR.  During 2005, a significant portion of our revenues resulted from sales of trucks purchased from Peterbilt and parts purchased from PACCAR. Due to our dependence on PACCAR and its Peterbilt division, we believe that the long-term success of our Rush Truck Centers depends, in large part, on the following:

•                  maintaining our relationship with PACCAR;

•                  the manufacture and delivery of competitively-priced, high quality Peterbilt trucks and parts by PACCAR in quantities sufficient to meet our requirements;

•                  PACCAR’s consent to our future acquisition of Peterbilt dealerships;

•                  the overall success of PACCAR and Peterbilt;

•                  PACCAR’s promotion of its Peterbilt division;

•                  the goodwill associated with the Peterbilt trademark, which can be adversely affected by decisions made by PACCAR and the owners of other Peterbilt dealerships; and

•                  the management of the Peterbilt dealership system by PACCAR.

We have no control over the management or operation of PACCAR or Peterbilt dealerships that we do not own.

Our dealership agreements may be terminable upon a change of control and we cannot control whether or not our largest shareholder and management maintain their current positions.

We have entered into nonexclusive dealership agreements with Peterbilt that authorize us to act as a dealer of Peterbilt trucks. Peterbilt may terminate our dealership agreements in the event of a change of control of the Company or if we violate any number of provisions in the dealership agreements. Under our Peterbilt dealership agreements, a change of control occurs if (i) with respect to the election of directors, the aggregate voting power held by W. Marvin Rush, W. M. “Rusty” Rush, W. Marvin Rush’s family members and other Rush executives decreases below 30% (such persons currently control 31.3% of the voting power with respect to the election of directors); or (ii) any person or entity other than W. Marvin Rush, W. M. “Rusty” Rush and other Rush executives or any person or entity who has been approved in writing by PACCAR, either (x) owns common stock with a greater percentage of the voting power with respect to the election of our directors than W. Marvin Rush and W. M. “Rusty” Rush and other Rush executives, in the aggregate, or (y) holds the office of Chairman of the Board, President or Chief Executive Officer of the Company. We have no control over the transfer or disposition by W. Marvin Rush or by his estate of his common stock. If W. Marvin Rush were to sell his class B common stock or bequest his class B common stock to nonfamily members or if his estate is required to liquidate his class B common stock to pay estate taxes or otherwise, the change of control provisions of the Peterbilt dealership agreements may be triggered and cause us to lose our critical right to sell Peterbilt products. Our John Deere dealership agreement and some of our medium-duty truck dealership agreements are also terminable if the voting power of W. Marvin Rush and his family falls below certain percentages, typically 25%.  If our dealership agreements with any manufacturer we currently represent are terminated, we will lose the right to purchase such manufacturer’s products and the right to use certain trademarks, which would have a material adverse effect on our operations, revenues and profitability.

If state dealer laws are repealed or weakened, our dealerships will be more susceptible to termination, nonrenewal or renegotiation of their dealership agreements.

Our dealership agreements impose certain operational obligations and financial requirements on us. State dealer laws generally provide that a manufacturer may not terminate or refuse to renew a dealership agreement unless it has first provided the dealer with written notice setting forth good cause and stating the grounds for termination or nonrenewal. Manufacturers’ lobbying efforts may lead to the repeal or revision of state dealer laws. If dealer laws are repealed in the states in which we operate dealerships, our manufacturers may be able to terminate our dealership agreements without providing advance notice, an opportunity to cure or a showing of good cause. Without the protection of state dealer laws, or if such laws are weakened, we will be subject to higher risk of termination or non-renewal of our dealership agreements. Termination or non-renewal of our dealership agreements could have a material adverse effect on our operations, revenues and profitability.

Our dealership agreements have relatively short terms which could result in non-renewal or imposition of less favorable terms upon renewal.

Our Peterbilt dealership agreements have current terms expiring between March 2006 and January 2008. Our Volvo dealership agreement has a current terms expiring August 2010.  Our dealership agreements with GMC, Hino, UD and Isuzu for the sale of medium-duty trucks have current terms expiring between June 2006 and October 2010.  Upon expiration of each agreement, we must request and negotiate a renewal. In many states state dealer franchise laws restrict the manufacturer’s ability to refuse to renew dealership agreements or to impose new terms upon renewal. To the extent such laws do permit non-renewal or imposition of new terms, the relatively short terms will give the manufacturers the opportunity to exercise such rights. Any non-renewal or imposition of less favorable terms upon renewal could have an adverse impact on our business.

We depend on relationships with component suppliers for sales incentives, discounts and similar programs which are material to our operations.

Each heavy-duty truck we sell is custom-built and each of our customers can choose components from any one of several component suppliers to construct their truck. Therefore, our dealerships depend on the component suppliers for sales incentives, discounts, warranties and other programs that are intended to promote our use of their components. Most of the incentives and discounts are individually negotiated and not always the same as those made available to our competitors. These incentives and discounts are material to our operations. A reduction or discontinuation of a component supplier’s incentive program could materially adversely affect our profitability.

Substantial competition may affect our profitability.

We face vigorous competition for customers and for suitable dealership locations. We compete with a large number of independent and factory-owned dealers, some of which operate in more than one location, but most of which operate in a single location. There is significant competition both within the markets we currently serve and in markets that we may enter. Moreover, our Peterbilt dealership arrangements with PACCAR do not contractually provide us with exclusive dealerships in any territory. PACCAR could elect to create additional Peterbilt dealers in our market areas in the future. While Peterbilt dealership agreements, including ours, restrict dealers from operating sales or service facilities outside their assigned territory, such agreements do not restrict fleet or other sales or marketing activity outside the assigned territory. Accordingly, we engage in fleet sales and other marketing activities outside our assigned territories and other Peterbilt dealers may engage in similar activities within our territories. Dealer competition continues to increase and is affected by a number of factors including the accessibility of dealership locations, the number of dealership locations, product pricing, product value, product quality, product design and customer service (including technical service). We anticipate that we will continue to face strong competition in the future.

We may be required to obtain additional financing to maintain adequate inventory levels.

The heavy-duty truck business requires inventories of trucks held for sale to be maintained at dealer locations in order to facilitate immediate sales to customers on demand. We generally purchase truck inventories with the assistance of a floor plan financing agreement through GE Capital that provides for payment at the earlier of the time of sale for each truck financed or at a fixed date following delivery. In the event that our financing becomes insufficient to satisfy its future requirements, we would need to obtain similar financing from other sources. There is no assurance that such additional floor plan financing or alternate financing could be obtained or, if obtained, that it will be on commercially reasonable terms.

If we lose key personnel or are unable to attract additional qualified personnel, our business could be adversely affected because we rely on the industry knowledge and relationships of our key personnel.

We believe that our success depends significantly upon the efforts and abilities of our executive management and key employees, including, in particular, W. Marvin Rush and W. M. ”Rusty” Rush. Additionally, our business is dependent upon our ability to continue to attract and retain qualified personnel, such as executive officers, managers and sales personnel. We have entered into employment agreements with certain executive officers. The loss of the services of one or more members of our senior management team, including, in particular, W. Marvin Rush or W. M. ”Rusty” Rush, could have a material adverse effect on us and materially impair the efficiency and productivity of our operations. In addition, the loss of any of our key employees or the failure to attract additional qualified executive officers, managers and sales personnel could have a material adverse effect on our business and may materially impact the ability of our dealerships to conduct their operations in accordance with our business strategy.

The dollar amount of our backlog, as stated at any given time, is not necessarily indicative of our future earnings.

As of December 31, 2005, our backlog of new truck orders was approximately $584.0 million. Our backlog is determined quarterly by multiplying the number of new trucks for each particular type of truck on order at our Rush Truck Centers by the recent average selling price for that type of truck.

We only include confirmed orders in our backlog.  However, such orders are subject to cancellation. In the event of order cancellation, we have no contractual right to the total revenues reflected in our backlog.  It currently takes between 14 days and six months for us to receive delivery of a truck once a customer special order is placed depending on the truck specifications and demand for the particular model ordered.  We sell the majority of our new heavy-duty trucks by customer special order, with the remainder sold out of inventory.  Orders from a number of our major fleet customers are included in our backlog as of December 31, 2005.  There can be no assurance that our major fleet customers will not cancel these orders.

Reductions in backlog due to cancellation by a customer or for other reasons adversely affect, potentially to a material extent, the revenue and profit we actually receive from orders projected in our backlog. If we were to experience significant cancellations of orders in our backlog, our financial condition could be significantly adversely affected.

If Texas law were changed to impose the Texas franchise tax or new taxes on the assets or income of our subsidiary limited partnership, the amount of taxes we pay could increase significantly.

Under current law, Texas imposes a franchise tax (which is based in part on net income) on corporations and limited liability companies that conduct business in Texas, but the Texas franchise tax is not currently imposed on limited partnerships that conduct business in Texas or on corporations and limited liability companies that are limited partners in such limited partnerships if the limited partners do not otherwise conduct business in Texas.  A substantial portion of our assets located in Texas are held in Rush Truck Centers of Texas, L.P., a limited partnership, the limited partners of whom are subsidiary corporations.  As a result, no Texas franchise tax is currently imposed on the assets or income of Rush Truck Centers of Texas, L.P.

On November 22, 2005, the Supreme Court of Texas held that the system for funding Texas public schools violates the provision of the Texas Constitution prohibiting a state property tax.  In response to this recent decision, the Governor of Texas has said that he will call a special session of the Texas Legislature to address the constitutional deficiencies in the current public school finance system and has further stated that the entire tax system needs substantial reform.  In past sessions of the Texas Legislature, several bills to address the public school finance system were introduced that would have subjected limited partnerships to the Texas franchise tax or would have subjected corporations and limited liability companies that are limited partners in limited partnerships to the Texas franchise tax, even if such corporations and limited liability companies did not otherwise conduct business in Texas.  If such a bill is enacted by the Texas Legislature or new laws are enacted that subject the assets or income of our subsidiary limited partnership to new taxes, whether enacted in the anticipated special session or in any later session, the amount of taxes we pay will increase significantly.

Our dealerships are subject to federal, state and local environmental regulations that may result in claims and liabilities, which could be material.

We are subject to a wide range of federal, state and local environmental laws and regulations, including those governing discharges into the air and water; the operation and removal of underground and aboveground storage tanks; the use, handling, storage and disposal of hazardous substances and other materials; and the investigation and remediation of contamination. As with truck or construction equipment dealerships generally, and service, parts and body shop operations in particular, our business involves the use, storage, handling and contracting for recycling or disposal of hazardous materials or wastes and other environmentally sensitive materials. Operations involving the management of hazardous and nonhazardous materials are subject to requirements of the Resource Conservation and Recovery Act, or RCRA, and comparable state statutes. Our business also involves the operation of storage tanks containing such materials. Storage tanks are subject to periodic testing, containment, upgrading and removal under RCRA and comparable statutes. Furthermore, investigation or remediation may be necessary in the event of leaks or other discharges from current or former underground or aboveground storage tanks. We may also have liability in connection with materials that were sent to third-party recycling, treatment, or disposal facilities under the Comprehensive Environmental Response, Compensation and Liability Act, and comparable state statutes, which impose liability for investigation and remediation of contamination without regard to fault or the legality of the conduct that contributed to the contamination. Similar to many of our competitors, we have incurred and will continue to incur, capital and operating expenditures and other costs in complying with such laws and regulations.

Soil and groundwater contamination is known to exist at some of our current properties. Further, environmental laws and regulations are complex and subject to change. In addition, in connection with acquisitions, it is possible that we will assume or become subject to new or unforeseen environmental costs or liabilities, some of which may be material. In connection with our dispositions, or prior dispositions made by companies we acquire, we may retain exposure for environmental costs and liabilities, some of which may be material. Compliance with current or amended, or new or more stringent, laws or regulations, stricter interpretations of existing laws or the future discovery of environmental conditions could require additional expenditures by us, and those expenditures could be material.

Risks Related to Our Common Stock

We are controlled by a single shareholder and his affiliates.

W. Marvin Rush owns approximately 0.01% of our issued and outstanding shares of class A common stock and 34.9% of our issued and outstanding class B common stock. As a result of such ownership, Mr. Rush will have the power to effectively control us, including the election of directors, the determination of matters requiring shareholder approval and other matters pertaining to corporate governance.

The class A common stock has limited voting power.

Each share of class A common stock ranks substantially equal to each share of class B common stock with respect to receipt of any dividends or distributions declared on shares of common stock and the right to receive proceeds on liquidation or dissolution of us after payment of our indebtedness and liquidation preference payments to holders of preferred shares. However, holders of class A common stock have 1/20th of one vote per share on all matters requiring a shareholder vote, while holders of class B common stock have one full vote per share.

Our dealership agreements and our shareholder rights plan could discourage another company from acquiring us and impede our ability to issue additional stock to raise capital or as consideration for future acquisitions.

A number of our dealership agreements impose restrictions on the sale and transfer of our common stock. These restrictions also may prevent or deter prospective acquirers from acquiring control of us and, therefore, may adversely impact the value of our common stock. For example, under the Peterbilt dealership agreements, except as may be otherwise approved from time to time by Peterbilt, W. Marvin Rush, W. M. “Rusty” Rush, W. Marvin Rush’s family members and other of our executives, in the aggregate, are required to retain a control of at least 30% of the voting power of our outstanding shares and voting power equal or superior to that of any other person or group. To reduce the risk of a change of control that might materially adversely affect our business or rights under our Peterbilt dealership agreements, we have adopted a shareholder rights plan, commonly referred to as a “poison pill.”

In addition, W. Marvin Rush and members of his immediate family have granted Peterbilt a right of first refusal to purchase their respective shares of common stock in the event that any of such individuals desire to transfer in excess of 100,000 shares in any 12-month period to any person other than an immediate family member, an associate or a Dealer Principal (as defined in the Peterbilt dealership agreements). This right of first refusal, the number of shares owned by W. Marvin Rush, our adoption of the rights plan and the requirement in our dealership agreements that certain dealer principals retain a controlling interest in us, combined with the ability of the Board of Directors to issue shares of preferred stock without further vote or action by the shareholders, may discourage, delay or prevent a change in control without further action by our shareholders, which could adversely affect the market price of our common stock or prevent or delay a merger or acquisition that our shareholders may consider favorable. We do not have the right to waive the right of first refusal or the terms of its dealership agreements in order to accept a favorable offer, but our Board of Directors may redeem the rights under the rights plan to accept a favorable offer.

Actions by our shareholders or prospective shareholders that would violate any of the above restrictions on our dealership agreements are generally outside our control. If we are unable to renegotiate these restrictions, we may be forced to terminate or sell one or more of our dealerships, which could have a material adverse effect on us. This may also inhibit our ability to acquire additional dealerships. These restrictions also may impede our ability to raise required capital or to issue our stock as consideration for future acquisitions.

Item 1B.  Unresolved Staff Comments

None

Item 2.  Properties

A Rush Truck Center or Rush Equipment Center may be comprised of one or more locations, generally in close proximity, in the same metropolitan area. The following is a list of the Company’s Rush Truck Center and Rush Equipment Center locations as of January 1, 2006:

Property	Location	Owned or Leased	Date Acquired or Occupied	Description of Activity and Material Lease Expiration Dates
Rush Truck Centers

Alabama:
Rush Truck Center of Mobile	Theodore, Alabama	Owned	2005	New, used, parts, service, body and financial

Arizona:
Rush Truck Center of Phoenix	Phoenix, Arizona	Owned	1999	New, used, parts, service, body, financial
Rush Truck Leasing, Phoenix	Phoenix, Arizona	Leased	2005	Leasing, parts and service
Rush Truck Center of Tucson	Tucson, Arizona	Owned	1999	New, used, parts, service and financial
Rush Truck Center of Flagstaff	Flagstaff, Arizona	Leased	1999	Parts and service
Rush Truck Center of Chandler	Chandler, Arizona	Leased	1999	Parts

California:
Rush Truck Center of Pico Rivera	Pico Rivera, California	Leased	1994	New, used, parts, service, body and financial (lease term expires 6/30/2007)
Rush Truck Leasing, Pico Rivera	Pico Rivera, California	Leased	1999	Leasing, parts and service
Rush Truck Center of Fontana	Fontana, California	Owned	1994	New, used, parts, service, financial and leasing (heavy-duty only)
Rush Truck Center of Fontana	Fontana, California	Leased	2003	New, used parts, service, body and financial (medium-duty only) (lease term expires 9/1/2023)
Rush Truck Center of Sylmar	Sylmar, California	Owned	1999	New, used, parts, service and financial
Rush Truck Center of San Diego	San Diego, California	Leased	1999	New, used, parts, service body and financial (lease term expires 5/31/2009)
Rush Truck Leasing, San Diego	San Diego, California	Leased	1999	Leasing, parts and service
Rush Truck Center of Escondido	Escondido, California	Leased	1999	New, used, parts, service, financial and leasing
Rush Truck Center of El Centro	El Centro, California	Leased	1999	New, used, parts, service, financial and leasing

Colorado:
Rush Truck Center of Denver	Denver, Colorado	Owned	2000	New, used, parts, service, body, and financial
Rush Truck Center of Greeley	Greeley, Colorado	Leased	1997	New, used, parts, service and financial

Florida:
Rush Truck Center of Winter Garden	Winter Garden, Florida	Leased	2003	New, used, parts, service and financial (lease term expires 9/14/2009)
Rush Truck Center of Haines City	Lake Hamilton, Florida	Leased	2003	New, used, parts, service, body and financial (lease term expires 1/31/2014)
Rush Truck Center of Tampa	Tampa, Florida	Leased	2003	New, used, parts, service and financial (lease term expires 5/31/2009)
Rush Truck Center of Orlando	Orlando, Florida	Leased	2005	New, used, parts, service, body and financial (lease term expires 7/31/07)

Property	Location	Owned or Leased	Date Acquired or Occupied	Description of Activity and Material Lease Expiration Dates
New Mexico:
Rush Truck Center of Albuquerque	Albuquerque, New Mexico	Owned	2003	New, used, parts, service, body and financial
Rush Truck Center of Las Cruces	Las Cruces, New Mexico	Leased	2001	Parts and service

Oklahoma:
Rush Truck Center of Tulsa	Tulsa, Oklahoma	Leased	1998	New, used, parts, service, body and financial (lease term expires 10/1/2023)
Rush Truck Center of Oklahoma City	Oklahoma City, Oklahoma	Owned	1995	New, used, parts, service, body and financial
Rush Truck Center of Ardmore	Ardmore, Oklahoma	Leased	2003	New, used, parts and service
Perfection Equipment, Inc.	Oklahoma City, Oklahoma	Owned	2001	Truck parts, service and upfitting
Perfection Equipment, Inc.	Oklahoma City, Oklahoma	Leased	2005	Truck parts, service and upfitting

Tennessee:
Rush Truck Center of Nashville	Smyrna, Tennessee	Owned	2005	New, used, parts, service, body, financial and leasing

Texas:
Rush Truck Center of San Antonio	San Antonio, Texas	Owned	1973	New, used, parts, service, body, financial and leasing
Rush Truck Center of Houston	Houston, Texas	Owned	2000	New, used, parts, service, body and financial
Rush Truck Leasing, Houston	Houston, Texas	Owned	1988	Leasing, parts, service and World Wide Tires
Rush Truck Center of Sealy	Sealy, Texas	Owned	2000	New, used, parts, service and financial
Rush Truck Center of Laredo	Laredo, Texas	Owned	1999	New, parts, service, body and financial
Rush Truck Center of Lufkin	Lufkin, Texas	Leased	1992	New, used, parts, service, body and financial (lease term expires 9/30/2006)
Rush Truck Center of Pharr	Pharr, Texas	Owned	1997	New, used, parts, service, body and financial
Rush Truck Center of Austin	Austin, Texas	Owned	2004	New, used, parts, service and financial
Rush Truck Center of El Paso	El Paso, Texas	Owned	2001	New, used, parts, service, body and financial
Rush Truck Center of Dallas	Dallas, Texas	Leased	2004	New, used, parts, service, financial (medium-duty only)
Rush Truck Center of Dallas	Irving, Texas	Owned	2005	New, used, parts, service, body and financial (heavy-duty only)
Rush Truck Center of Fort Worth	Fort Worth, Texas	Leased	2005	New, used, parts and service
Rush Truck Center of Tyler	Tyler, Texas	Leased	2005	New, used, parts, service and financial
Rush Truck Center of Abilene	Abilene, Texas	Leased	2005	Parts
Rush Truck Center of Texarkana	Texarkana, Texas	Leased	2005	New, used, parts, service and financial
Rush Truck Center of Alice	Alice, Texas	Leased	2006	New, used, parts, service and financial
World Wide Tires	Kyle, Texas	Leased	2004	Tires
World Wide Tires	Crockett, Texas	Leased	1999	Tires

Rush Equipment Center

Rush Equipment Center of Houston	Houston, Texas	Owned	1997	New, used, parts, service, leasing and rental, and financial

The Company’s administrative offices are currently situated in approximately 38,000 square feet of leased space in New Braunfels, Texas. The Company leases a hangar in New Braunfels, Texas for the corporate aircraft.  The Company also acquired undeveloped land in Fort Worth and Temple, Texas and two residential properties from ATS in January 2005.  The administrative offices of the Company’s insurance services division occupy 3,750 square feet of leased space in San Antonio, Texas and 2,000 square feet of leased space in Winter Garden, Florida. The Company also owns and operates a hunting ranch of approximately 6,500 acres in Cotulla, Texas. The Company uses the ranch for client development purposes and sells hunting trips on the ranch.

Item 3.  Legal Proceedings

From time to time, we are involved in litigation arising out of the Company’s operations in the ordinary course of business. We maintain liability insurance, including product liability coverage, in amounts deemed adequate by management. To date, aggregate costs to us for claims, including product liability actions, have not been material. However, an uninsured or partially insured claim, or claim for which indemnification is not available, could have a material adverse effect on the Company’s financial condition. We believe that there are no claims or litigation pending, the outcome of which could have a material adverse effect on the Company’s financial position or results of operations. However, due to the inherent uncertainty of litigation, there can be no assurance that the resolution of any particular claim or proceeding would not have a material adverse effect on the Company’s results of operations for the fiscal period in which such resolution occurred.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company’s shareholders during the fourth quarter of the fiscal year ended December 31, 2005.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Shareholder Matters, and Issuer Purchases of Equity Securities

Our common stock trades on The NASDAQ National Market® under the symbols RUSHA and RUSHB.

The following table sets forth the high and low sales prices for the Class A Common Stock and Class B Common Stock for the fiscal periods indicated and as quoted on The NASDAQ National Market®.

	High	Low
Fiscal 2005:

Class A Common Stock
First Quarter	$16.65	$14.00
Second Quarter	$16.58	$12.84
Third Quarter	$16.82	$13.25
Fourth Quarter	$15.87	$13.95

Class B Common Stock
First Quarter	$17.45	$14.91
Second Quarter	$16.89	$12.85
Third Quarter	$16.64	$13.25
Fourth Quarter	$15.16	$13.70

Fiscal 2004:

Class A Common Stock
First Quarter	$12.30	$9.04
Second Quarter	$13.79	$10.77
Third Quarter	$14.08	$10.00
Fourth Quarter	$16.50	$10.27

Class B Common Stock
First Quarter	$12.40	$9.06
Second Quarter	$14.05	$10.61
Third Quarter	$14.00	$11.05
Fourth Quarter	$17.72	$11.27

As of March 3, 2006, there were approximately 53 record holders of the Class A Common Stock and approximately 58 record holders of the Class B Common Stock and approximately 3,460 beneficial holders of the Class A Common Stock and approximately 670 beneficial holders of the Class B Common Stock.

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

No shares of the Company’s Class A Common Stock or Class B Common Stock were purchased by or on behalf of the Company or any affiliated purchaser in the fourth quarter of 2005.

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

	Year Ended December 31,
	2001	2002	2003	2004	2005
	(in thousands, except per share amounts)
SUMMARY OF INCOME STATEMENT DATA
Revenues
New and used truck sales	$438,143	$488,456	$501,757	$738,225	$1,400,736
Parts and service	188,566	211,478	249,818	285,206	365,908
Construction equipment sales	31,666	24,324	28,263	32,305	41,692
Lease and rental	25,040	25,277	25,847	27,193	33,975
Finance and insurance	5,251	5,448	6,286	7,909	15,356
Other	2,847	2,164	3,361	4,141	7,103
Total revenues	691,513	757,147	815,332	1,094,979	1,864,770
Cost of products sold	562,316	615,942	662,082	909,837	1,582,078
Gross profit	129,197	141,205	153,250	185,142	282,692
Selling, general and administrative	101,832	111,721	124,207	141,947	188,667
Depreciation and amortization	9,176	8,594	8,929	9,119	10,487
Operating income from continuing operations	18,189	20,890	20,114	34,076	83,538
Interest expense, net	9,267	6,499	6,348	5,950	12,895
Gain on sale of assets	1,067	155	1,984	624	495
Income from continuing operations before income taxes	9,989	14,546	15,750	28,750	71,138
Provision for income taxes	3,996	5,818	6,300	11,574	26,513
Income from continuing operations	5,993	8,728	9,450	17,176	44,625
Income (loss) from discontinued operations, net	(2,731)	(10,472)	(621)	(260)	0
Net income	$3,262	$(1,744)	$8,829	$16,916	$44,625

Earnings Per Share:
Earnings per Common Share – Basic
Income from continuing operations	$0.43	$0.62	$0.67	$1.10	$1.84
Net income (loss)	$0.23	$(0.12)	$0.63	$1.08	$1.84
Earnings per Common Share – Diluted
Income from continuing operations	$0.42	$0.60	$0.63	$1.03	$1.79
Net income (loss)	$0.23	$(0.12)	$0.59	$1.02	$1.79

Basic weighted average shares	14,004	14,004	14,042	15,684	24,202
Diluted weighted average shares and assumed conversions	14,166	14,461	15,024	16,607	24,957

	Year Ended December 31,
	2001	2002	2003	2004	2005
OPERATING DATA
Number of locations —	44	41	38	39	48
Unit truck sales —
New trucks	4,245	4,717	4,535	7,140	12,918
Used trucks	1,907	2,111	2,421	2,716	3,677
Total unit trucks sales	6,152	6,828	6,956	9,856	16,595
Total finance contracts sold (in thousands)	$149,906	$144,134	$165,137	$259,898	$451,807
Truck lease and rental units	1,403	1,363	1,397	1,427	1,798

	Year Ended December 31,
	2001	2002	2003	2004	2005
	(in thousands)
BALANCE SHEET DATA
Working capital	$7,050	$7,995	$14,113	$138,241	$126,137
Inventories	84,155	115,333	137,423	189,792	338,212
Inventory included in assets held for sale	30,150	10,218	2,496	—	—
Fixed assets included in assets held for sale	13,821	6,744	6,328	—	—
Total assets	338,811	345,110	366,878	565,933	840,234
Floor plan financing	85,300	89,288	108,235	168,002	315,985
Line-of-credit Borrowings	22,459	22,395	17,732	2,434	2,755
Long-term debt, including Current portion	98,170	94,916	90,028	96,056	133,152
Capital lease obligations, including Current portion	—	—	—	—	16,905
Shareholders’ equity	81,439	79,695	88,706	222,807	273,620

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Acquisition of American Truck Source, Inc.

In January 2005, the Company acquired certain assets of ATS, including its Peterbilt truck dealerships in Texas and Tennessee, for a total purchase price of $132.4 million. The acquisition provides the Company with rights to sell Peterbilt trucks and parts at new locations in Dallas, Fort Worth, Abilene and Tyler, Texas and Nashville, Tennessee. The transaction was financed with cash of $77.8 million, expansion of the Company’s existing floor plan agreement for truck inventory of $34.6 million, and the issuance of debt of approximately $20.0 million to finance the purchase of real estate and certain vehicles used in ATS’s leasing operations.  Of the $77.8 million paid in cash, $21.9 million was for the purchase of a note receivable from the selling shareholders of ATS. This $21.9 million was immediately repaid by the selling shareholders at closing, resulting in net cash used in the acquisition of $55.9 million.

General

The Company is a full-service, integrated retailer of premium transportation and construction equipment and related services.  The Company’s Rush Truck Centers sell heavy-duty trucks manufactured by Peterbilt Motors Company, a division of PACCAR, Inc.  Certain Rush Truck Centers sell medium-duty trucks manufactured by Peterbilt, GMC, Hino, UD or Isuzu. The Company also operates a John Deere construction equipment dealership at its Rush Equipment Center in Houston, Texas. Through its strategically located network of Rush Truck Centers and its Rush Equipment Center, the Company provides one-stop service for the needs of its customers, including retail sales of new and used trucks and construction equipment, aftermarket parts sales, service and repair facilities, and financing, leasing and rental, and insurance services.

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

Rush Truck Centers.  Since commencing operations as a Peterbilt heavy-duty truck dealer over 39 years ago, we have grown to operate 35 full-service Rush Truck Centers, two Rush Truck Centers that offer parts and service, and two Rush Truck Centers that only sell parts.  Our Rush Truck Centers are located in Alabama, Arizona, California, Colorado, Florida, New Mexico, Oklahoma, Tennessee and Texas. Our full-service Rush Truck Centers sell new Peterbilt Class 8 trucks and provide parts and service, including body shop service at certain locations, to owners of Class 8 trucks.  Our full-service Rush Truck Centers also sell Peterbilt medium-duty trucks and medium-duty trucks manufactured by GMC, Hino, UD, or Isuzu, depending upon the location of the Rush Truck Center, and provide parts and service, including body shop service at certain locations, to owners of medium-duty trucks. Our Rush Truck Centers are strategically located to serve customers traveling from California to Florida across the southern U.S. and to take advantage of ever increasing cross-border traffic between the United States and Mexico resulting from implementation of NAFTA.

Rush Equipment Center. Our Rush Equipment Center in Houston, Texas, provides a full line of construction equipment, including John Deere backhoe loaders, hydraulic excavators, crawler-dozers and four-wheel drive loaders.

Leasing and Rental Services.  Through certain of our Rush Truck Centers and four stand-alone Rush Truck Leasing stores, we provide a broad line of product selections for lease or rent, including Class 6, Class 7 and Class 8 trucks, heavy-duty cranes and refuse haulers.  Our lease and rental fleets are offered on a daily, monthly or long-term basis.

Financial and Insurance Services.  Through our dealerships we offer third-party financing to assist customers in purchasing new and used trucks and construction equipment. Additionally, we sell a complete line of property and casualty insurance, including collision and liability insurance on trucks, cargo insurance and credit life insurance.

Perfection Equipment.  Our Perfection Equipment subsidiary operates out of two locations in Oklahoma City.  Perfection Equipment offers installation of equipment, equipment repair, parts installation, and paint and body repair.  Perfection carries over 120 lines of truck and industrial parts and over 100 lines of equipment.  Perfection Equipment specializes in up-fitting trucks used by oilfield service providers and other specialized service providers.

World Wide Tires.  We operate World Wide Tires stores in three locations.  World Wide Tires primarily sells tires for use on Class 8 trucks.

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

Other Assets.  Other assets consist primarily of goodwill related to acquisitions and other intangible assets. As stated in Note 2 of Notes to Consolidated Financial Statements, Financial Accounting Standards Board Statement No. 142

(“SFAS 142”) provides that goodwill and other intangible assets that have indefinite useful lives will not be amortized, but instead must be tested at least annually for impairment, and intangible assets that have finite useful lives should continue to be amortized over their useful lives. SFAS 142 also provides specific guidance for testing goodwill and other nonamortized intangible assets for impairment. SFAS 142 requires management to make certain estimates and assumptions in order to allocate goodwill to reporting units and to determine the fair value of a reporting unit’s net assets and liabilities, including, among other things, an assessment of market condition, projected cash flows, interest rates and growth rates, which could significantly impact the reported value of goodwill and other intangible assets. SFAS 142 requires, in lieu of amortization, an annual impairment review of goodwill. The Company did not record an impairment charge related to the goodwill for its continuing operations as a result of its December 31, 2005 impairment review.

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

Finance and Insurance Revenue Recognition.  Finance income related to the sale of a unit is recognized when the finance contract is sold to a finance company.  During 2003, 2004 and 2005, finance contracts were not retained by the Company for any significant length of time because finance contracts are generally sold to finance companies concurrent with the sale of the related unit. The majority of finance contracts are sold without recourse against the Company. A majority of the Company’s liability related to finance contracts sold with recourse is generally limited to 5% to 20% of the outstanding amount of each note initiated on behalf of the finance company. However, in 2003 the Company instituted a finance program that accepts 100% liability, with some restrictions, for the outstanding amount of each note initiated on behalf of the finance company.  In order for a contract to be accepted into this finance program, a customer must meet strict credit requirements or maintain a significant equity position in the truck being financed; consequently, approximately 1% of the Company’s portfolio balance related to finance contracts sold by the Company are under this 100% liability finance program and the Company does not expect to finance a significant percentage of its truck sales under this 100% liability finance program in the future. The Company provides for an allowance for repossession losses and early repayment penalties that it may be liable for under finance contracts sold without recourse.

As part of the acquisition of certain assets of ATS, the Company assumed contingent liabilities to finance companies for notes that ATS initiated on behalf of such finance companies related to the sale of trucks.  ATS’s portfolio to which the contingent liability relates is made up of contracts sold with and without recourse, and the Company expects a majority of the portfolio to be liquidated by January 1, 2008.  The Company has provided a specific allowance for repossession losses and early repayment penalties related to ATS’s portfolio.

The Company arranges financing for customers through various financial institutions and receives a commission from the lender equal to either the difference between the interest rates charged to customers over the predetermined interest rates set by the financing institution or a commission for the placement of contracts. The Company also receives commissions from the sale of various insurance products and extended service contracts to customers.  Revenue is recognized by the Company upon the sale of such finance and insurance contracts to the finance and insurance companies net of a provision for estimated repossession losses and interest charge backs. The Company is not the obligor under any of these contracts. In the case of finance contracts, a customer may prepay, or fail to pay, thereby terminating the contract. If the customer terminates a retail finance contract or insurance contract prior to scheduled maturity, a portion of the commissions previously paid to the Company may be charged back to the Company depending on the terms of the relevant contracts. The estimate of ultimate charge back exposure is based on the Company’s historical charge back expense arising from similar contracts, including the impact of refinance and default rates on retail finance contracts and cancellation rates on insurance contracts. The actual amount of historical charge backs has not been significantly different from the Company’s estimates.

Insurance Accruals.  The Company is partially self-insured for medical, workers compensation, and property and casualty insurance and calculates a reserve for those claims that have been incurred but not reported and for the remaining portion of those claims that have been reported. The Company uses information provided by third-party administrators to determine the reasonableness of the calculations they perform.

Accounting for Income Taxes. Significant management judgment is required to determine the provisions for income taxes and to determine whether deferred income taxes will be realized in full or in part.  Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  When it is more likely than not that all or some portion of specific deferred income tax assets will not be realized, a valuation allowance must be established for the amount of deferred income tax assets that are determined not to be realizable.  The Company recorded a valuation allowance related to deferred income taxes in certain states.  Accordingly, the facts and financial circumstances impacting the state deferred income tax assets are reviewed quarterly and management’s judgment is applied to determine the amount of valuation allowance required in any given period.

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

Key Performance Indicator

Absorption Rate. The management of the Company uses several performance metrics to evaluate the performance of its dealerships.  The Company considers its “absorption rate” to be of critical importance.  Absorption rate is calculated by dividing the gross profit from the parts, service and body shop departments by the overhead expenses of all of a dealership’s departments, except for the selling expenses of the new and used truck departments and carrying costs of new and used truck inventory.  When 100% absorption is achieved, then gross profit from the sale of a truck, after sales commissions and inventory carrying costs, directly impacts operating profit.  In 1999, the Company’s absorption rate was approximately 80%.  The Company has made a concerted effort to increase its absorption rate since then.  Management believes that maintaining an absorption rate in excess of 100% is critical to the Company’s ability to generate consistent earnings in a cyclical business.  The Company achieved a 100.4% absorption rate in 2005.

Results of Operations

The following discussion and analysis includes the Company’s historical results of operations for 2003, 2004 and 2005.

The following table sets forth for the years indicated certain financial data as a percentage of total revenues:

	Year Ended December 31,
	2003	2004	2005

New and used truck sales	61.5%	67.4%	75.1%
Parts and service	30.6	26.0	19.6
Construction equipment sales	3.5	3.0	2.3
Lease and rental	3.2	2.5	1.8
Finance and insurance	0.8	0.7	0.8
Other	0.4	0.4	0.4
Total revenues	100.0	100.0	100.0
Cost of products sold	81.2	83.1	84.8
Gross profit	18.8	16.9	15.2
Selling, general and administrative	15.2	13.0	10.1
Depreciation and amortization	1.1	0.8	0.6
Operating income from continuing operations	2.5	3.1	4.5
Interest expense, net	0.8	0.6	0.7
Gain on sale of assets	0.2	0.1	0.0
Income before income taxes from continuing operations	1.9	2.6	3.8
Income taxes	0.8	1.1	1.4
Income from continuing operations	1.1	1.5	2.4
(Loss) from discontinued operations, net of taxes	(0.1)	0.0	0.0
Net income	1.0%	1.5%	2.4%

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Revenues

Revenues increased $769.8 million, or 70.3%, from $1,095.0 million in 2004 to $1,864.8 million in 2005.  Sales of new and used trucks increased $662.5 million, or 89.7%, from $738.2 million in 2004 to $1,400.7 million in 2005.

Unit sales of new Class 8 trucks increased 88.1%, from 5,374 units in 2004 to 10,111 units in 2005 due to increasing demand and the ATS acquisition.  The increase in Class 8 unit sales is being driven by the industry’s need to replace aging equipment after U.S. truck sales lagged behind the normal replacement cycle during 2001, 2002, and 2003. The Company’s average sales price per Class 8 truck increased from $101,200 in 2004 to $106,300 in 2005.  This price increase is primarily attributable to an increase in the manufacturing costs.  Based on estimates from A.C.T. Research, the Company believes that the sales of Class 8 trucks in the United States will increase from approximately 259,000 units in 2005 to approximately 266,000 units in 2006. In 2005, the Company retained a 3.9% share of the U.S. Class 8 truck sales market. Based on internal expansion and communication with our customers, the Company expects to increase this share to approximately 4.1% in 2006, which would result in sale of approximately 11,000 Class 8 trucks based on retail sales of 266,000 units as estimated by A.C.T. Research.  Industry expectations are for Class 8 truck sales to decline in 2007 primarily due to new diesel emissions laws, which are expected to increase the cost and reduce the fuel efficiency of diesel engines built on or after January 1, 2007.  Some industry experts believe that the drop-off of truck sales in 2007 will begin to recover in the second half of 2007.  A.C.T. Research currently estimates U.S. Class 8 retail sales to total approximately 179,000 units in 2007.

Unit sales of new medium-duty trucks increased 58.9%, from 1,766 units in 2004 to 2,807 units in 2005. In 2004, the Company continued its concerted effort to improve its medium-duty truck sales by adding experienced medium-duty sales personnel and introducing new medium-duty franchises at some of our Rush Truck Centers to complement the existing medium-duty lines sold at such dealerships.  During the last half of 2005, the Company made acquisitions of medium-duty truck franchises in Dallas and Texarkana, Texas, Orlando, Florida and Fontana, California.  Overall, new medium-duty truck sales revenue increased $64.5 million in 2005 compared to 2004. In 2006, the Company expects to continue to add medium-duty franchises to certain dealerships and to increase medium-duty sales and market share compared to 2005.   The Company expects to sell approximately 4,000 medium–duty trucks in 2006.  A.C.T. Research currently expects demand for class 5, 6, and 7 medium-duty trucks to remain flat in 2006 and decrease approximately 7.5% in 2007.

Unit sales of used trucks increased 35.4%, from 2,716 units in 2004 to 3,677 units in 2005. Used truck average revenue per unit increased by 22.3%. Historically, used truck demand is consistent with new truck demand. The Company expects used truck demand to remain high; however, our ability to sell used trucks is ultimately dependent upon our ability to acquire used trucks for resale.

Parts and service sales increased $80.7 million, or 28.3%, from $285.2 million in 2004 to $365.9 million in 2005. The parts and service sales increase in 2005 was due to business development activities combined with price increases for parts and labor and acquisitions throughout the year.  The Company expects parts and service revenue to increase by approximately 12.0% in 2006.

Sales of new and used construction equipment increased $9.4 million, or 29.1%, from $32.3 million in 2004 to $41.7 million in 2005.  Currently, the construction equipment sales increase is primarily attributable to the improved market conditions in Houston, Texas and the need to replace aging equipment.  Approximately 2,700 units of construction equipment were put into use in our area of responsibility in 2005, and the construction equipment industry expects to sell approximately 2,840 units of new construction equipment in the Houston area in 2006.  John Deere’s market share in the Houston area construction equipment market increased from 16.3% in 2004 to 19.9% in 2005.  The Company believes it can increase John Deere’s market share, in the Houston area, to approximately 25% in 2006.  Because the Company operates only one construction equipment location, new and used construction equipment revenue can fluctuate significantly from quarter to quarter depending on the mix of product sold and the timing of deliveries.

Lease and rental revenues increased 25.0%, from $27.2 million in 2004 to $34.0 million in 2005. The increase in truck lease and rental revenue was due to the increase in our customer base during 2005. The Company expects lease and rental revenue to increase approximately 17.0% during 2006 compared to 2005 in part due to the acquisition of units in the lease and rental fleet during the fourth quarter of 2005.

Finance and insurance revenues increased 94.9%, from $7.9 million in 2004 to $15.4 million in 2005. Finance and insurance revenues typically increase as sales of new and used trucks increase.  Finance and insurance revenues have minimal direct costs and, therefore, contribute a disproportionate share of operating profits.

Other income increased $3.0 million, or 73.2%, from $4.1 million in 2004 to $7.1 million in 2005. The increase in other income revenue is primarily related to the gain on sale realized on trucks from the lease and rental fleet and commissions earned from John Deere for direct manufacturer sales into our area of responsibility.  Other income also consists of document fees related to truck sales and purchase discounts.

Gross Profit

Gross profit increased $97.6 million, or 52.7%, from $185.1 million in 2004 to $282.7 million in 2005. Gross profit as a percentage of sales decreased from 16.9% in 2004 to 15.2% in 2005. This decrease is primarily a result of a change in our product mix. Truck sales, a lower margin revenue item, increased as a percentage of total revenue from 67.4% in 2004 to 75.1% in 2005. Parts and service revenue, a higher margin revenue item, decreased as a percentage of total revenue from 26.0% in 2004 to 19.6% in 2005.

Gross margins on Class 8 truck sales decreased from 7.0% in 2004 to 6.7% in 2005.  This decrease in gross margin is primarily a result of an increase in truck sales to large fleet customers in 2005 compared to 2004.  Large fleet sales typically result in lower margins than small fleet sales and sales to owner operators.  Manufacturers’ incentives for Class 8 trucks accounted for 27.0% of the gross margin in 2004 and 23.7% in 2005. Historically, manufacturers’ incentives have varied depending on market conditions and demand for Class 8 trucks.  The Company expects 2006 margins to approximate those achieved in 2005.  Each year the Company evaluates its reserve for new truck valuation losses. The Company did not record a loss provision in 2004 or 2005.

Gross margins on medium-duty truck sales remained constant at 6.2% in 2004 and 2005. Manufacturers’ incentives for medium-duty trucks accounted for 3.8% of the gross margin in 2004 and 2005.  We expect sales of lower margin Class 4 through 6 models to continue to grow as a percentage of the total medium-duty sales mix which will slightly decrease margins.

Gross margins on used truck sales decreased from 9.8% in 2004 to 9.2% in 2005.  Margins on used trucks will vary depending on the mix of used trucks that are acquired from either owner-operators or fleet owners at trade-in.  Used trucks acquired as trade-ins from fleet owners normally result in lower margins when the truck is sold.  The current challenge for the used truck business is procuring a sufficient quantity of quality used trucks for resale at an acceptable price, in a market where demand is exceeding supply.  Each year the Company evaluates its reserve for used truck valuation losses. The Company recorded a $150,000 loss provision to the Company’s reserve for used truck valuation in 2005 and recognized a $350,000 loss provision during 2004.  In 2006, the Company expects to maintain the margins achieved in 2005.

Gross margins from the Company’s parts, service and body shop operations increased from 37.9% in 2004 to 41.1% in 2005. Gross profit dollars for the parts, service and body shop departments increased from $108.0 million in 2004 to $150.5 million in 2005.  The Company expects 2006 gross margins on parts, service and body shop revenue to approximate those achieved in 2005.

Gross margins on new and used construction equipment sales decreased from 13.0% in 2004 to 12.4% in 2005. The decrease was attributable to a change in the mix of products sold during 2005. The Company expects 2006 gross margins on new and used construction equipment sales to be consistent with those achieved in 2005 and overall gross profit growth on new and used construction equipment sales to be directly correlated to sales growth.

Gross profit generated from lease and rental sales decreased from 27.4% in 2004 to 23.9% in 2005. The decrease in gross margin from lease and rental sales is primarily due to the increase in interest rates and the increase in the cost of new trucks for use in the lease and rental fleet.  The Company expects to maintain gross margins from lease and rental sales of approximately 22.0% to 24.0% for 2006.  The Company’s policy is to depreciate its lease and rental fleet using the shortest depreciable life established by generally accepted accounting principles.  This policy results in the Company realizing small gross margins while the unit is in service and a corresponding larger gain on sale when the unit is sold at the end of the lease term.

The increase in finance and insurance revenues and other income, as described above, has minimal direct cost and, therefore, contributes a disproportionate share of gross profit. The Company expects gross profit from finance and insurance sales and other income in 2006 to be directly related to truck revenue.

Selling, General and Administrative Expenses

Selling General and Administrative (“SG&A”) expenses increased $46.8 million, or 33.0%, from $141.9 million in 2004 to $188.7 million in 2005.  The increase in SG&A is attributable in part to increased commissions resulting from increased truck sales and the current year acquisitions.  SG&A expenses as a percentage of sales decreased from 13.0% in 2004 to 10.1% in 2005.  SG&A expenses as a percentage of sales have historically ranged from 10.0% to 16.0%. The Company expects SG&A expenses as a percentage of sales to remain low while the demand for trucks remains high.  The Company estimates that the implementation of Statement No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”) will increase our SG&A expenses by approximately $2.1 million in 2006. The Company’s management continually monitors SG&A expenses.

Interest Expense, Net

Net interest expense increased $6.9 million, or 115.0%, from $6.0 million in 2004 to $12.9 million in 2005. Net interest expense increased as a result of increased floor plan interest rates, increased truck inventory and floor plan debt due to increased demand for trucks and the increased levels of indebtedness associated with the real estate acquired from ATS and other real estate financings.  Based on increased truck inventory and floor plan debt, the Company expects net interest expense to increase to approximately $17.5 million in 2006.

Income From Continuing Operations Before Income Taxes

Income from continuing operations before income taxes increased by $42.3 million, or 146.9%, from $28.8 million in 2004 to $71.1 million in 2005, as a result of the factors described above. Industry experts predict an increase in Class 8 truck sales for 2006. The Company believes that income from continuing operations in 2006 will increase compared to 2005 based on the expectations discussed above.

Income Taxes From Continuing Operations

Income taxes from continuing operations increased $14.9 million, or 128.4%, from $11.6 million in 2004 to $26.5 million in 2005.  The Company has provided for taxes at a 37.27% effective rate in 2005 and expects the effective tax rate to be approximately 37.25% in 2006.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Revenues

Revenues increased $279.6 million, or 34.3%, from $815.3 million in 2003 to $1.1 billion in 2004. Sales of new and used trucks increased $236.4 million, or 47.1%, from $501.8 million in 2003 to $738.2 million in 2004.

Unit sales of new Class 8 trucks increased 47.8%, from 3,636 units in 2003 to 5,374 units in 2004. The increase in Class 8 units sales was driven by the industry’s need to replace aging equipment after three consecutive years of U.S. truck sales lagging behind the normal replacement cycle. The Company’s average sales price per Class 8 truck remained relatively flat from 2003 to 2004 at $101,200.

Unit sales of new medium-duty trucks increased 96.4%, from 899 units in 2003 to 1,766 units in 2004. In 2004, the Company continued its concerted effort to improve its medium-duty truck sales by adding experienced medium-duty sales personnel, and introducing new Class 4 through 6 medium-duty franchises at some of our Rush Truck Centers to complement the previously existing Peterbilt medium-duty line, which consists primarily of Class 7 trucks. Class 4 through 6 unit truck sales accounted for 55% of the Company’s medium-duty unit sales in 2004 compared to 44% in 2003. The average sales price for Class 4 through 6 models during 2004 was $40,500 compared to $68,200 for the Class 7 Peterbilt medium-duty model. The increase in the percentage of Class 4 through 6 trucks sold by the Company in 2004 resulted in a 2.6% decrease in our average medium-duty truck sales price in 2004 compared to 2003. Overall, new medium-duty truck sales revenue increased $44.6 million in 2004 compared to 2003.

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

Finance and insurance revenues increased 25.4%, from $6.3 million in 2003 to $7.9 million in 2004. This increase was directly related to the increase in new and used truck revenue.

Other income increased $0.8 million, or 23.5%, from $3.4 million in 2003 to $4.2 million in 2004. Other income revenue was primarily related to the gain on sale realized on trucks from the lease and rental fleet, commissions earned from John Deere for direct manufacturer sales into our area of responsibility, document fees related to truck sales and purchase discounts. The increase in other income during 2004 was primarily related to gains realized from the sales of trucks that were previously used in the Company’s leasing operations.

Gross Profit

Gross profit increased $31.8 million, or 20.7%, from $153.3 million in 2003 to $185.1 million in 2004. Gross profit as a percentage of sales decreased from 18.8% in 2003 to 16.9% in 2004. This decrease was primarily a result of a change in our product mix. Truck sales, a lower margin revenue item, increased as a percentage of total revenue from 61.5% in 2003 to 67.4% in 2004. Parts and service revenue, a higher margin revenue item, decreased as a percentage of total revenue from 30.6% in 2003 to 26.0% in 2004.

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

Gross margins on used truck sales increased from 6.2% in 2003 to 9.8% in 2004. During 2003, the Company experienced lower than normal margins on used trucks sales because the Company was required to wholesale a large number of trade-in units from new fleet customers. The Company did not purchase as many used trucks from first time new truck fleet customers in 2004, which resulted in increased gross margins on used truck sales compared to 2003.  The Company recorded a $350,000 loss provision to the Company’s reserve for used truck valuation losses in 2004 compared to a $1.0 million loss provision recognized during 2003.

Gross margins from the Company’s parts, service and body shop operations decreased from 39.4% in 2003 to 37.9% in 2004. The decrease in gross margins was primarily due to parts sales becoming a larger percentage of the Company’s overall parts and service revenues. Historically, gross margins on parts sales are approximately 60% lower than gross margins on service sales. Additionally, the Company increased preventative maintenance services that are provided at lower margins than traditional repair work, and selectively provided discounted labor rates to garner additional sales at certain locations. Gross profit dollars for the parts, service and body shop departments increased from $98.5 million in 2003 to $108.0 million in 2004.

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

Income Taxes From Continuing Operations

Income taxes from continuing operations increased $5.3 million, or 84.1%, from $6.3 million in 2003 to $11.6 million in 2004.

Loss From Discontinued Operations, Net of Income Taxes

Loss from discontinued operations, net of income taxes, decreased from a loss of $0.6 million in 2003 to a loss of $0.3 million in 2004. The loss recorded during 2003 represented the net operating results of D&D and included costs of $983,000 related to the liquidation of the Hockley, Texas store. The loss recorded during 2004 included net operating profit of D&D of $0.3 million, a net charge of $0.2 million related to the valuation of the Hockley, Texas real estate and a $0.4 million income tax adjustment. The Company sold all assets related to its discontinued operations during 2004.

Liquidity and Capital Resources

The Company’s short-term cash needs are primarily for working capital, including inventory requirements, expansion of existing facilities and acquisitions of new facilities. These short-term cash needs have historically been financed with retention of profits and borrowings under credit facilities available to the Company.

At December 31, 2005, the Company had working capital of approximately $126.1 million, including $133.1 million in cash, $63.5 million in accounts receivable, $338.2 million in inventories, $1.8 million in prepaid expenses and other, and $3.9 million in deferred tax assets, offset by $316.0 million outstanding under floor plan notes payable, $18.8 million in current maturities of long-term debt, $2.3 million in current maturities of capital lease obligations, $2.8 million in advances outstanding under lines of credit, $23.3 million of trade accounts payable and $51.2 million in accrued expenses. The Company may request working capital advances in the minimum amount of $100,000 from GE Capital, its primary truck lender.  However, such working capital advances may not cause the total indebtedness owed GE Capital to exceed an amount equal to the wholesale advances made against the then current inventory less any payment reductions then due.  There were no working capital advances outstanding under this agreement at December 31, 2005.  The Company has three separate secured lines of credit that provide for an aggregate maximum borrowing of $16.7 million.  Advances outstanding under these secured lines of credit in aggregate were $2.8 million, with an additional $5.4 million pledged to secure various letters of credit related to self-insurance products, leaving $8.5 million available for future borrowings as of December 31, 2005.

The Company has no material commitments for capital expenditures as of December 31, 2005. However, the Company will continue to purchase vehicles that are necessary to operate its lease and rental division. Furthermore, management will continue to authorize capital expenditures for new buildings and expansion of dealership facilities based on market opportunities.

During 2005, operating activities resulted in net cash used in operations of $52.2 million. Cash provided by operations was primarily due to income from continuing operations of $44.6 million coupled with provisions for depreciation and amortization of $21.0 million, an increase in provisions for deferred income tax of $1.3 million, an increase of $3.1 million in the tax benefit realized from exercise of employee stock options and an increase of accounts payable and accrued expenses of $14.9 million, which was offset by increases in inventories of $102.3 million, an increase in accounts receivable and other current assets of $33.1 million and a gain on sale of property plant and equipment of $1.7 million.

During 2005, the Company used $123.5 million in investing activities. This consisted of purchases of property and equipment of $65.8 million and business acquisitions of $66.0 million which were offset by proceeds from the sale of property and equipment of $8.5 million. Property and equipment purchases are primarily related to the purchase of additional units for the rental and leasing operations for $46.2 million during 2005.  The Company expects to purchase more trucks for its leasing operations in 2006 based on expected increases in customer demand.  The Company expects to make capital expenditures for recurring items such as computers, shop equipment and vehicles of approximately $8.0 million in 2006.

Net cash provided by financing activities in 2005 amounted to $150.6 million. Net cash provided by financing activities primarily consisted of an increase in notes payable of $52.1 million, an increase in capital lease obligations of $18.4 million, issuance of shares related to the exercise of employee stock options and purchases under the employee stock purchase plan of $3.2 million and net draws of floor plan notes payable of $113.3 million, offset by principal payments on notes payable and lines of credit of $36.5 million. The proceeds from notes payable are primarily related to the increase in the lease and rental fleet, real estate financing and debt acquired as part of the ATS acquisition.

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

The Company arranges financing for customers through various financial institutions including GE Capital and PACCAR Financial. The Company financed approximately $425.8 million of new and used truck sales in 2005. The Company receives a commission from the lender equal to either the difference between the interest rates charged to customers over the predetermined interest rates set by the financing institution or a commission for the placement of contracts.  A majority of finance contracts are sold without recourse to the Company. A majority of the Company’s liability related to finance contracts sold with recourse is generally limited to 5% to 20% of the outstanding amount of each note initiated on behalf of the finance company.  However, in 2003 the Company instituted finance program that accepts 100% liability, with some restrictions, for the outstanding amount of each note initiated on behalf of the finance company. In order for a contract to be accepted into this finance program, a customer must meet strict credit requirements or maintain a significant equity position in the truck being financed; consequently, approximately 1% of the Company’s portfolio balance related to finance contracts sold by the Company are under this 100% liability finance program and the Company does not expect to finance a significant percentage of its truck sales under this 100% liability finance program in the future. The Company provides an allowance for repossession losses and early repayment penalties that it may be liable for under finance contracts sold without recourse.

In addition, through The CIT Group, Inc., CitiCapital, John Deere Credit and others, the Company arranged customer financing for approximately $26.0 million of our new and used construction equipment sales in 2005. Generally, construction equipment financings are memorialized through the use of installment or lease contracts, which are secured by the construction equipment financed, and generally require a down payment up to 10% of the value of the financed piece of construction equipment, with the remaining balance being financed over a three to five-year period. The Company experiences no repossession loss on construction equipment financings because such financings are sold to third parties without recourse.

Substantially all of the Company’s truck purchases are made on terms requiring payment within 15 days or less from the date the trucks are invoiced from the factory.  On September 20, 2005, the Company entered into a three-year floor plan financing agreement with GE Capital.  Interest under the floor plan financing agreement is payable monthly at a rate equal to LIBOR plus 1.68%.  The Company finances substantially all of the purchase price of its new truck inventory, and the loan value of its used truck inventory under the floor plan financing agreement with GE Capital, under which GE Capital pays the manufacturer directly with respect to new trucks. The Company makes monthly interest payments to GE Capital on the amount financed, but is not required to commence loan principal repayments on any vehicle until such vehicle has been floor planned for 12 months or is sold.  The agreement allows for prepayments and working capital advances with monthly adjustments to the interest due on outstanding advances.  On December 31, 2005, the Company had approximately $302.8 million outstanding under its floor plan financing agreement with GE Capital.

Substantially all of the Company’s new construction equipment purchases are financed by John Deere and CitiCapital. The Company finances substantially all of the purchase price of its new construction equipment inventory under its floor plan facilities. The agreement with John Deere provides an interest free financing period after which time the amount financed is required to be paid in full. When construction equipment is sold prior to the expiration of the interest free finance period, the Company is required to repay the principal within approximately ten days of the sale. If the construction equipment financed by John Deere is not sold within the interest free finance period, it is transferred to the CitiCapital floor plan arrangement.  The Company makes principal payments for sold inventory to CitiCapital on the 15th day of each month.  Used and rental construction equipment is financed to a maximum of book value under a floor plan arrangement with CitiCapital.  The Company makes monthly interest payments on the amount financed and is required to commence loan principal repayments on rental construction equipment as book value reduces.  Principal payments for sold used construction equipment are made no later than the 15th day of each month following the sale. The loans are collateralized by a lien on the construction equipment.  The Company’s floor plan agreements limit the aggregate amount of borrowings based on the book value of new and used construction equipment units.  As of December 31, 2005, the Company’s floor plan arrangement with CitiCapital permits the financing of up to $10.5 million in construction equipment.  On December 31, 2005, the Company had $3.1 million outstanding under its floor plan financing arrangements with John Deere and $10.1 million outstanding under its floor plan financing arrangement with CitiCapital.

Cyclicality

The Company’s business is dependent on a number of factors relating to general economic conditions, including fuel prices, interest rate fluctuations, economic recessions, environmental and other government regulations and customer business cycles. Unit sales of new trucks have historically been subject to substantial cyclical variation based on these general economic conditions. According to A.C.T. Research, industry-wide domestic retail sales of Class 8 trucks in 2005 totaled approximately 259,000 units.  A.C.T. Research currently forecasts U.S. heavy-duty new truck sales to increase to approximately 266,000 units in 2006 and decrease to 179,000 units in 2007.  Through geographic expansion, concentration on higher margin parts and service operations and diversification of its customer base, the Company believes it can reduce the negative impact on the Company’s earnings of adverse general economic conditions or cyclical trends affecting the heavy-duty truck industry.

Effects of Inflation

The Company believes that the relatively moderate rates of inflation over the last few years have not had a significant impact on revenues or profitability. The Company does not expect inflation to have any near-term material effects on the sale of its products and services.

Off-Balance Sheet Arrangements

The Company does not have off-balance sheet arrangements as of December 31, 2005.

Contractual Obligations

The Company has certain contractual obligations that will impact its short and long-term liquidity. At December 31, 2005, such obligations were as follows:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Long-Term Debt Obligations(1)	$133,152	$18,807	$41,826	$55,165	$17,354
Capital Lease Obligations(2)	$16,905	$2,277	$5,351	$5,636	$3,641
Operating Lease Obligations(2)	39,887	8,831	13,180	8,140	9,736
Interest expense on fixed rate debt(3)	22,840	6,994	10,537	4,951	358
Interest expense on variable rate debt(3)	3,409	760	1,380	1,041	228
Total	$216,193	$37,669	$72,274	$74,933	$31,317

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

The Company is exposed to some market risk through interest rates related to our floor plan borrowing arrangements, variable rate debt and discount rates related to finance sales. Floor plan borrowings are based on the LIBOR rate of interest and are used to meet working capital needs. As of December 31, 2005, the Company had floor plan borrowings of approximately $316.0 million.  Assuming an increase in the LIBOR rate of interest of 100 basis points, interest expense could increase by approximately $3.2 million. The interest rate variability on all other debt would not have a material adverse effect on the Company’s financial position. The Company provides all customer financing opportunities to various finance providers. The Company receives all finance charges in excess of a negotiated discount rate from the finance providers in the month following the date of the financing. The negotiated discount rate is variable, thus subject to interest rate fluctuations. This interest rate risk is mitigated by the Company’s ability to pass discount rate increases to customers through higher financing rates.

The Company is also exposed to some market risk through interest rates related to the investment of our current cash and cash equivalents of $133.1 million at December 31, 2005.  These funds are generally invested in highly liquid money market accounts, government-sponsored enterprises and corporate bonds that do not expose the Company to a loss of principal.  As such instruments mature and the funds are reinvested, we are exposed to changes in market interest rates. This risk is mitigated by management’s ongoing evaluation of the best investment rates available for current and noncurrent high quality investments. If market interest rates were to increase or decrease immediately and uniformly by 100 basis points, the Company’s interest income could correspondingly increase or decrease by approximately $1.3 million. We have not used derivative financial instruments in our investment portfolio.

Item 8.  Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Rush Enterprises, Inc.:

We have audited the accompanying consolidated balance sheets of Rush Enterprises, Inc. (a Texas corporation) and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Rush Enterprises, Inc. and subsidiaries at December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Rush Enterprises, Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Antonio, Texas
February 24, 2006

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2004 AND 2005

(In Thousands, Except Shares and Per Share Amounts)

	December 31,	December 31,
	2004	2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$158,175	$133,069
Accounts receivable	30,296	63,473
Inventories	189,792	338,212
Prepaid expenses and other	1,418	1,829
Deferred income taxes	1,544	3,856

Total current assets	381,225	540,439

PROPERTY AND EQUIPMENT, net	138,953	196,161

OTHER ASSETS, net	45,327	103,634

Total assets	$565,505	$840,234

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Floor plan notes payable	$168,002	$315,985
Current maturities of long-term debt	16,083	18,807
Current maturities of capital lease obligations	—	2,277
Advances outstanding under lines of credit	2,434	2,755
Trade accounts payable	16,970	23,327
Accrued expenses	39,495	51,151
Total current liabilities	242,984	414,302

LONG-TERM DEBT, net of current maturities	79,973	114,345

CAPITAL LEASE OBLIGATIONS, net of current maturities	—	14,628

DEFERRED INCOME TAXES, net	19,741	23,339

SHAREHOLDERS’ EQUITY:
Preferred stock, par value $.01 per share; 1,000,000 shares authorized; 0 shares outstanding in 2004 and 2005	—	—
Common stock, par value $.01 per share; 40,000,000 class A shares and 10,000,000 class B shares authorized; 16,342,320 class A shares and 7,554,656 class B shares outstanding in 2004; 16,770,060 class A shares and 7,895,863 class B shares outstanding in 2005	239	247
Additional paid-in capital	156,423	162,603
Retained earnings	66,145	110,770

Total shareholders’ equity	222,807	273,620

Total liabilities and shareholders’ equity	$565,505	$840,234

The accompanying notes are an integral part of these consolidated financial statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2003, 2004 AND 2005

(In Thousands, Except Per Share Amounts)

	2003	2004	2005

REVENUES:
New and used truck sales	$501,757	$738,225	$1,400,736
Parts and service	249,818	285,206	365,908
Construction equipment sales	28,263	32,305	41,692
Lease and rental	25,847	27,193	33,975
Finance and insurance	6,286	7,909	15,356
Other	3,361	4,141	7,103

Total revenues	815,332	1,094,979	1,864,770

COST OF PRODUCTS SOLD:
New and used truck sales	466,396	684,724	1,304,290
Parts and service	151,373	177,250	215,419
Construction equipment sales	25,158	28,114	36,509
Lease and rental	19,155	19,749	25,860

Total cost of products sold	662,082	909,837	1,582,078

GROSS PROFIT	153,250	185,142	282,692

SELLING, GENERAL AND ADMINISTRATIVE	124,207	141,947	188,667

DEPRECIATION AND AMORTIZATION	8,929	9,119	10,487

OPERATING INCOME	20,114	34,076	83,538

INTEREST INCOME (EXPENSE):
Interest income	290	782	2,508
Interest expense	(6,638)	(6,732)	(15,403)

Total interest expense, net	(6,348)	(5,950)	(12,895)

GAIN ON SALE OF ASSETS	1,984	624	495

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	15,750	28,750	71,138

PROVISION FOR INCOME TAXES	6,300	11,574	26,513

INCOME FROM CONTINUING OPERATIONS	9,450	17,176	44,625

LOSS FROM DISCONTINUED OPERATIONS, NET	(621)	(260)	—

NET INCOME	$8,829	$16,916	$44,625

EARNINGS PER SHARE:
EARNINGS PER COMMON SHARE - BASIC
Income from continuing operations	$0.67	$1.10	$1.84
Net income	$0.63	$1.08	$1.84
EARNINGS PER COMMON SHARE - DILUTED
Income from continuing operations	$0.63	$1.03	$1.79
Net income	$0.59	$1.02	$1.79

The accompanying notes are an integral part of these consolidated financial statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2003, 2004 AND 2005

(In Thousands)

	Common Stock Shares Issued and		$.01	Additional
	Outstanding		Par	Paid-In	Retained
	Class A	Class B	Value	Capital	Earnings

BALANCE, December 31, 2002	7,002	7,002	$140	$39,155	$40,400

EXERCISE OF EMPLOYEE STOCK OPTIONS	19	19	—	182
NET INCOME	—	—	—	—	8,829

BALANCE, December 31, 2003	7,021	7,021	140	39,337	49,229

EXERCISE OF EMPLOYEE STOCK OPTIONS (including tax benefit of $3,364)	571	534	11	7,976
ISSUANCE OF CLASS A COMMON STOCK	8,750	—	88	109,110
NET INCOME	—	—	—	—	16,916

BALANCE, December 31, 2004	16,342	7,555	239	156,423	66,145

EXERCISE OF EMPLOYEE STOCK OPTIONS (including tax benefit of $3,076)	398	341	8	5,912
EMPLOYEE STOCK PURCHASE PLAN	30	—	—	339
ISSUANCE COSTS OF CLASS A COMMON STOCK	—	—	—	(71)
NET INCOME	—	—	—	—	44,625

BALANCE, December 31, 2005	16,770	7,896	$247	$162,603	$110,770

The accompanying notes are an integral part of these consolidated financial statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2003, 2004 AND 2005

(In Thousands)

	2003	2004	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Income from continuing operations	$9,450	$17,176	$44,625
Adjustments to reconcile net income to net cash provided by (used in) operating activities, net of acquisitions-
(Loss) from discontinued operations	(621)	(260)	—
Depreciation and amortization	15,542	15,923	21,010
Gain on sale of property and equipment	(1,444)	(1,801)	(1,669)
Provision for deferred income tax expense	3,703	4,149	1,286
Tax benefit realized from exercise of stock options	—	3,364	3,076
Net charges related to discontinued operations	—	400	—
Change in accounts receivable, net	1,043	(5,804)	(32,844)
Change in inventories	(13,154)	(49,692)	(102,308)
Change in prepaid expenses and other, net	642	(296)	(230)
Change in trade accounts payable	1,088	800	6,357
Change in accrued expenses	82	10,399	8,537

Net cash provided by (used in) operating activities	16,331	(5,642)	(52,160)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(18,772)	(44,566)	(65,801)
Proceeds from the sale of property and equipment	7,521	14,129	8,457
Business acquisitions	(5,547)	(3,500)	(66,026)
Change in other assets	(33)	(897)	(139)

Net cash used in investing activities	(16,831)	(34,834)	(123,509)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	19,230	40,463	52,099
Proceeds from capital lease obligations	—	—	18,416
Payments on long-term debt	(24,118)	(34,435)	(34,979)
Payments on capital lease obligations	—	—	(1,511)
Draws on floor plan notes payable, net	19,590	59,767	113,345
(Payments) borrowings on lines of credit, net	(4,663)	(15,298)	321
Issuance of shares relating to employee stock options and employee stock purchase plan	182	4,623	3,183
Issuance of 8,750,000 shares relating to the public offering, net of the related expenses	—	109,198	(71)
Debt issuance costs	(95)	(56)	(240)

Net cash provided by financing activities	10,126	164,262	150,563

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	9,626	123,786	(25,106)

CASH AND CASH EQUIVALENTS, beginning of year	24,763	34,389	158,175

CASH AND CASH EQUIVALENTS, end of year	$34,389	$158,175	$133,069

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for-
Interest	$7,086	$7,807	$12,020

Income taxes	$1,487	$4,788	$21,703

The accompanying notes are an integral part of these consolidated financial statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.                                       ORGANIZATION AND OPERATIONS:

Rush Enterprises, Inc. (the “Company”) was incorporated in June 1996 under the laws of the State of Texas. The Company, founded in 1965, now operates a Truck segment and a Construction Equipment segment. The Truck segment operates a regional network of Rush Truck Centers.  Rush Truck Centers primarily sell trucks manufactured by Peterbilt.  Certain Rush Truck Centers sell medium-duty trucks manufactured by Peterbilt, GMC, Hino, UD or Isuzu.  Through its strategically located network of Rush Truck Centers, the Company provides one-stop service for the needs of its customers, including retail sales of new and used trucks, aftermarket parts sales, service and repair facilities and financing, leasing and rental, and insurance services.  The Company’s truck centers are located in areas on or near major highways in Alabama, Arizona, California, Colorado, Florida, New Mexico, Oklahoma, Tennessee and Texas. The Construction Equipment segment, formed during 1997, operates a John Deere equipment center in Houston, Texas.  Dealership operations include the retail sale of new and used construction equipment, aftermarket parts and service facilities, equipment rentals and the financing of new and used equipment (see Note 19).

In October 2005, the Company purchased certain assets of TEC of California, Inc., which consisted of GMC, Isuzu and Hino medium-duty franchises.  The newly acquired lines were added to the Company’s existing medium-duty truck store in Fontana, California.  The transaction was valued at approximately $3.4 million, with the purchase price paid in cash.

In September 2005, the Company purchased certain assets of Hayes Leasing Company, Inc., which consisted of GMC and UD medium-duty franchises.  The newly acquired lines were added to its existing medium-duty truck store in Dallas, Texas.  The transaction was valued at approximately $3.4 million, with the purchase price paid in cash.

In September 2005, the Company purchased certain assets of Barrett Trucks, LLC, which consisted of a GMC and Isuzu medium-duty dealership in Texarkana, Texas.  The Company added Peterbilt trucks to the dealership and is operating the facility as a full-service Rush Truck Center offering heavy-duty and medium-duty trucks, parts and service.  The transaction was valued at approximately $626,000, with the purchase price paid in cash.

In July 2005, the Company purchased certain assets of Fountain Motor Co., Inc., which consisted of a GMC and Isuzu medium-duty dealership in Orlando, Florida.  The Company added Peterbilt trucks and UD products to the dealership and is operating the facility as a full-service Rush Truck Center offering heavy-duty and medium-duty trucks, parts and service.  The transaction was valued at approximately $2.8 million, with the purchase price paid in cash.

In January 2005, the Company acquired certain assets of American Truck Source, Inc., including its Peterbilt truck dealerships in Texas and Tennessee, for a total purchase price of $132.4 million. The acquisition provides the Company with rights to sell Peterbilt trucks and parts at new locations in Dallas, Fort Worth, Abilene and Tyler, Texas and Nashville, Tennessee. The transaction was financed with cash of $77.8 million, expansion of the Company’s existing floor plan agreement for truck inventory of $34.6 million, and the issuance of debt of approximately $20.0 million to finance the purchase of real estate and certain vehicles used in ATS’s leasing operations.  Of the $77.8 million paid in cash, $21.9 million was for the purchase of a note receivable from the selling shareholders of ATS. This $21.9 million was immediately repaid by the selling shareholders at closing, resulting in net cash used in the acquisition of $55.9 million.

In April 2003, the Company purchased substantially all of the assets of Peterbilt of Mobile, Inc., a Peterbilt dealership in Mobile, Alabama.  The transaction was valued at approximately $1.4 million, with the purchase price paid in cash.

In February 2003, the Company acquired the common stock of Orange County Truck and Trailers, Inc. (“Orange County”), a Peterbilt dealer in central Florida. The acquisition provided the Company with the right to sell Peterbilt trucks and parts from three new locations in central Florida, including Orlando, Haines City, and Tampa. The transaction was valued at approximately $5.4 million, with the purchase price paid in cash.

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

2.                                       SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation

The consolidated financial statements presented herein include the account of Rush Enterprises, Inc. together with our consolidated subsidiaries.  All significant inter-company balances and transactions have been eliminated in consolidation.  Certain reclassifications of amount related to prior years have been made to conform with the 2005 presentation.

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

Property and Equipment

Property and equipment are stated at cost and depreciated over their estimated useful lives. Leasehold improvements are amortized over the useful life of the improvement, or the term of the lease, whichever is shorter. Provision for depreciation of property and equipment is calculated primarily on a straight-line basis. The Company capitalizes interest on borrowings during the active construction period of major capital projects. Capitalized interest, when incurred, is added to the cost of underlying assets and is amortized over the estimated useful life of such assets. The Company did not incur any capitalized interest related to major capital projects in the periods presented. The cost, accumulated depreciation and amortization and estimated useful lives are summarized as follows (in thousands):

	2004	2005	Estimated Life (Years)

Land	$19,696	$23,744	—
Buildings and improvements	47,679	62,362	31	-	39
Leasehold improvements	9,375	10,512	4	-	35
Machinery and shop equipment	17,059	22,765	5	-	15
Furniture and fixtures	17,393	23,459	3	-	7
Transportation equipment	21,501	24,159	2	-	15
Leasing vehicles	59,810	98,962	4	-	8
Construction in progress	5,792	895
Accumulated depreciation and amortization	(59,352)	(70,697)

Total	$138,953	$196,161

As of December 31, 2005, the Company had $16.7 million (net of accumulated depreciation of $1.4 million) in leasing vehicles under various capital leases included in property and equipment.  The charge to income resulting from amortization of these assets recorded under capital leases is included with depreciation expense.

Allowance for Doubtful Receivables and Repossession Losses

The Company provides an allowance for doubtful receivables and repossession losses after considering historical loss experience and other factors that might affect the collection of accounts receivable and the ability of customers to meet their obligations on finance contracts sold by the Company.

Other Assets

Other assets consist primarily of goodwill related to acquisitions of approximately $43.6 million as of December 31, 2004 and $100.7 million as of December 31, 2005. During 2004 and 2005, the Company acquired goodwill related to acquisitions of $1.1 million and $57.1 million, respectively. Other assets also include notes receivable of $1.8 million at December 31, 2005. The Company recognizes interest income on notes receivable monthly as earned. Accumulated amortization of other assets at December 31, 2004 was approximately $4.7 million. At December 31, 2005, accumulated amortization of other assets was approximately $4.5 million. The Company annually assesses the appropriateness of the asset valuations of other assets and the related amortization period as applicable.

Goodwill represents the excess purchase price over the fair value of net assets acquired.  The Company applies the provisions of Financial Accounting Standards Board (“FASB”) Statement No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), in our accounting for goodwill.  SFAS 142 requires that goodwill and other intangible assets that have indefinite lives not be amortized but instead be tested at least annually by reporting unit for impairment, or more frequently when events or changes in circumstances indicate that the asset might be impaired.  For indefinite lived intangible assets, impairment is tested by comparing the carrying value of the asset to the fair value of the reporting unit to which they are assigned.  Goodwill was tested for impairment at December 31, 2005 and no impairment write down was required.  However, the Company is exposed to the possibility that changes in market conditions could result in significant impairment charges in the future, thus resulting in a potential increase in earnings volatility.

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

Revenue Recognition Policies

Income on the sale of a vehicle or a piece of construction equipment (each a “unit”) is recognized when the seller and customer execute a purchase contract, delivery has occurred and there are no significant uncertainties related to financing or collectibility. Finance income related to the sale of a unit is recognized over the period of the respective finance contract, based on the effective interest rate method, if the finance contract is retained by the Company. During 2003, 2004 and 2005, no finance contracts were retained for any significant length of time by the Company but were generally sold, with limited recourse, to certain finance companies concurrent with the sale of the related unit. Gain or loss is recognized by the Company upon the sale of such finance contracts to the finance companies, net of a provision for estimated repossession losses and early repayment penalties. Lease and rental income is recognized over the period of the related lease or rental agreement. Parts and services revenue is earned at the time the Company sells the parts to its customers or at the time the Company completes the service work order related to service provided to the customer’s unit. Payments received on prepaid maintenance plans are deferred as a component of accrued expenses and recognized as income when the maintenance is performed.

Cost of Sales

For the Company’s new and used truck and construction equipment operations and its parts operations, cost of sales consists primarily of the Company’s actual purchase price, less manufacturer’s incentives, for new and used trucks and construction equipment and parts. For the Company’s service and body shop operations, technician labor cost is the primary component of cost of sales. For the Company’s rental and leasing operations, cost of sales consists primarily of depreciation, rent and interest expense on the lease and rental fleet owned and leased by the Company, and the maintenance cost of the lease and rental fleet. There are no costs of sales associated with the Company’s finance and insurance revenue or other revenue.

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

If the Company had adopted the fair value accounting method under SFAS 123, the Company’s net income and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share amounts):

	2003	2004	2005
Income from continuing operations
As reported	$9,450	$17,176	$44,625
Stock based employee costs, net of tax effects	845	979	1,053
Pro forma	8,605	16,197	43,572
Basic earnings per share—
As reported	$0.67	$1.10	$1.84
Pro forma	0.61	1.03	1.80
Diluted earnings per share—
As reported	$0.63	$1.03	$1.79
Pro forma	0.57	0.98	1.75
Net income
As reported	$8,829	$16,916	$44,625
Stock based employee costs, net of tax effects	845	979	1,053
Pro forma	7,984	15,937	43,572
Basic earnings per share—
As reported	$0.63	$1.08	$1.84
Pro forma	0.57	1.02	1.80
Diluted earnings per share—
As reported	$0.59	$1.02	$1.79
Pro forma	0.53	0.96	1.75

The fair value for options granted during the three fiscal years ended December 31, 2003, 2004 and 2005, respectively, was estimated using a Black-Scholes option pricing model with the following valuation assumptions:

	2003	2004	2005
Expected stock volatility	.433 - .471	.299 - .499	.225 - .345
Expected dividend yield	—	—	—
Risk-free interest rate	3.65% - 4.2%	3.14% - 3.84%	4.0% - 4.13%
Expected life (years)	7	7	7

The Company is required to adopt the provisions of Statement of Accounting Standards No. 123, “Share-Based Payment (Revised 2004)” (“SFAS 123R”) on January 1, 2006.  Among other things, SFAS 123R eliminates the ability to account for stock-based compensation using APB 25 and requires that such transactions be recognized as compensation cost in the income statement based on their fair values on the date of the grant.

Advertising Costs

Advertising costs are expensed as incurred.  Advertising and marketing expense related to operations was $1.4 million for fiscal year 2003, $1.5 million for fiscal year 2004, and $2.5 million for fiscal year 2005. Advertising and marketing expense is included in selling, general and administrative expense.

Cash and Cash Equivalents

Cash and cash equivalents generally consist of cash and other money market instruments. The Company considers all highly liquid investments with an original maturity of ninety days or less to be cash equivalents.

Recent Accounting Pronouncements

SFAS 123R establishes standards for the accounting for transactions in which an entity (i) exchanges its equity instruments for goods or services, or (ii) incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of the equity instruments. SFAS 123R eliminates the ability to account for stock-based compensation using APB 25 and requires that such transactions be recognized as compensation cost in the income statement based on their fair values on the measurement date, which is generally the date of the grant. SFAS 123R was to be effective for the Company on July 1, 2005; however, the required implementation date was delayed until January 1, 2006. The Company will transition to fair-value based accounting for stock-based compensation using a modified version of prospective application (“modified prospective application”). Under modified prospective application, as it is applicable to the Company, SFAS 123R applies to new awards and to awards modified, repurchased, or cancelled after January 1, 2006. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered (generally referring to non-vested awards) that are outstanding as of January 1, 2006 must be recognized as the remaining requisite service is rendered during the period of and/or the periods after the adoption of SFAS 123R. The attribution of compensation cost for those earlier awards will be based on the same method and on the same grant-date fair values previously determined for the pro forma disclosures required for companies that did not adopt the fair value accounting method for stock-based employee compensation.

Based on the stock-based compensation awards outstanding as of December 31, 2005 for which the requisite service is not expected to be fully rendered prior to January 1, 2006, the Company expects to recognize total pre-tax compensation cost of approximately $1.2 million beginning in 2006, in accordance with the accounting requirements of SFAS 123R. Future levels of compensation cost recognized related to stock-based compensation awards (including the aforementioned expected costs during the period of adoption) may be impacted by new awards and/or modifications, repurchases and cancellations of existing awards before and after the adoption SFAS 123R.

SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation costs to be reported as a financing cash flow rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption of SFAS 123(R). While the Company cannot accurately estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions were $0 in 2003, $3.4 million in 2004 and $3.1 million in 2005.

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

The results of operations of these businesses have been classified as discontinued operations in the Company’s consolidated statements of income for all periods presented.  Net sales and income (loss) before income taxes related to the discontinued businesses were as follows (in thousands):

	2003	2004	2005
Michigan Construction Equipment Stores
Net Sales	$251	$—	$—

Earnings (loss) before income taxes:
Results of operations from discontinued operations	—	—	—
Charges related to discontinued operations	—	—	—
(Loss) before income taxes	—	—	—
Income tax benefit (expense)	—	—	—
Net (loss) from discontinued operations	$—	$—	$—

Retail Segment Stores (D&D)
Net Sales	$17,298	$11,746	$—

Earnings (loss) before income taxes:
Results of operations from discontinued operations	(1,035)	209	—
Charges related to discontinued operations	—	(58)	—
Income (Loss) before income taxes	(1,035)	151	—
Income tax benefit (expense)	414	(411)	—
Net (loss) from discontinued operations	$(621)	$(260)	$—

The 2004 D&D charges related to discontinued operations include a $0.4 million charge for the disposal of the real estate in Hockley, Texas and a $0.3 million gain on the sale of the Seguin real estate, inventory and other assets. The $0.4 million income tax expense is primarily related to tax expense recorded to establish a reserve for the estimated unusable portion of D&D’s stated net operating loss carry forward.  There was no activity related to these discontinued operations in 2005.

4.                                       SUPPLIER AND CUSTOMER CONCENTRATION:

Major Suppliers and Dealership Agreements

The Company has entered into dealership agreements with various companies (“Manufacturers”). These agreements are nonexclusive agreements that allow the Company to stock, sell at retail and service trucks, equipment and products of the Manufacturers in the Company’s defined market. The agreements allow the Company to use the Manufacturers’ names, trade symbols and intellectual property and expire as follows:

Distributor

Expiration Dates

Peterbilt	March 2006 through January 2008
General Motors Corporation	October 2010
Isuzu	Indefinite
Hino	December 2006 through March 2007
UD	June 2006 through September 2008
John Deere	Indefinite

These agreements, as well as agreements with various other Manufacturers, impose a number of restrictions and obligations on the Company, including restrictions on a change in control of the Company and the maintenance of certain required levels of working capital. Violation of these restrictions could result in the loss of the Company’s right to purchase the Manufacturers’ products and use the Manufacturers’ trademarks. As of December 31, 2005, the Company’s management believed it was in compliance with all the restrictions and obligations of its dealership agreements.

The Company purchases its new Peterbilt vehicles and most of its parts from PACCAR, the maker of Peterbilt trucks and parts, at prevailing prices charged to all franchised dealers. Sales of new Peterbilt trucks accounted for 95% of the Company’s new vehicle sales for the year ended December 31, 2003.  Sales of new Peterbilt trucks accounted for 93% of the Company’s new vehicle sales for the years ended December 31, 2004 and 2005.

The Company purchases most of its new construction equipment and parts from John Deere at prevailing prices charged to all franchised dealers. Sales of new John Deere equipment accounted for 93% of the Company’s new equipment sales for the year ended December 31, 2003.  Sales of new John Deere equipment accounted for 94% of the Company’s new equipment sales for the year ended December 31, 2004.  Sales of new John Deere equipment accounted for 92% of the Company’s new equipment sales for the year ended December 31, 2005.

Primary Lenders

The Company purchases its new and used truck and construction equipment inventories with the assistance of floor plan financing programs offered by various financial institutions and John Deere. The financial institution the Company uses for truck inventory purchases allows for requests of working capital advances in the minimum amount of $100,000.  However, such working capital advances may not cause the total indebtedness owed to the financial institution to exceed an amount equal to the wholesale advances made against the then current inventory less any payment reductions then due.

The floor plan agreement with one of the financial institutions used for construction equipment purchases expires in February 2007. Additional floor plan financing is provided by John Deere pursuant to the Company’s equipment dealership agreement. These agreements provide that the occurrence of certain events will be considered events of default. There were no known events of default as of December 31, 2005. In the event that the Company’s financing becomes insufficient, or its relationship with the current primary lenders terminates, the Company would need to obtain similar financing from other sources. Management believes it can obtain additional floor plan financing or alternative financing if necessary.

The Company’s debt agreements include certain restrictive covenants. The Company was in compliance with these and all debt covenants as of December 31, 2005.

Concentrations of Credit Risks

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. The Company places its cash and cash equivalents with what it considers to be quality financial institutions. As of December 31, 2005, the Company had deposits in excess of federal insurance protection totaling approximately $140.7 million.

The Company controls credit risk through credit approvals and by selling a majority of its trade receivables without recourse.  Concentrations of credit risk with respect to trade receivables are reduced because a large number of geographically diverse customers make up the Company’s customer base, thus spreading the trade credit risk. A majority of the Company’s business, however, is concentrated in the United States heavy-duty trucking and construction equipment markets and related aftermarkets. The Company controls credit risk through credit approvals and by selling certain trade receivables without recourse. After the Company enters into a finance contract, the Company generally sells the contracts to a third party. These finance contracts are sold both with and without recourse. A majority of the Company’s finance contracts are sold without recourse. The Company provides an allowance for doubtful receivables and a reserve for repossession losses related to finance contracts sold.  Historically, the Company’s allowance and reserve have covered future losses.

5.                                       ACCOUNTS RECEIVABLE:

The Company’s accounts receivable, net, consisted of the following (in thousands):

	December 31,
	2004	2005

Trade accounts receivable from sale of vehicles and construction equipment	$16,002	$46,293
Other trade receivables	6,161	4,184
Warranty claims	3,017	3,745
Other accounts receivable	5,466	9,524
Less allowance for doubtful receivables	(350)	(273)

Total	$30,296	$63,473

For the years ended December 31, 2003, 2004 and 2005, the Company had no significant related-party sales.

6.                                       INVENTORIES:

The Company’s inventories consisted of the following (in thousands):

	December 31,
	2004	2005

New vehicles	$120,733	$242,469
Used vehicles	17,995	21,010
Construction equipment - new	7,800	12,919
Construction equipment - used	1,010	587
Parts and accessories	41,897	59,339
Other	1,833	3,486
Less allowance	(1,476)	(1,598)

Total	$189,792	$338,212

The Company recognized $350,000 of pretax used vehicle inventory valuation loss during 2004 and a $150,000 used vehicle inventory valuation loss during 2005.

7.             VALUATION ACCOUNTS:

Valuation and allowance accounts include the following (in thousands):

	Balance Beginning of Year	Net Charged to Costs and Expenses	Acquisitions	Net Write- Offs	Balance End of Year

2005
Reserve for warranty receivable	350	147		(224)	273
Reserve for parts inventory	1,126	1,201	234	(1,114)	1,447
Reserve for truck inventory	350	150		(350)	150

2004
Reserve for warranty receivable	450	569		(669)	350
Reserve for parts inventory	415	1,029		(318)	1,126
Reserve for truck inventory	608	(194)		(64)	350

2003
Reserve for warranty receivable	450	72		(72)	450
Reserve for parts inventory	476	126		(187)	415
Reserve for truck inventory	500	1,252		(1,144)	608

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

8.                                       FLOOR PLAN NOTES PAYABLE AND LINES OF CREDIT:

Floor Plan Notes Payable

Floor plan notes are financing agreements to facilitate the Company’s purchase of new and used trucks and construction equipment. These notes are collateralized by the inventory purchased and accounts receivable arising from the sale thereof. The Company’s floor plan notes have interest rates based on the prime rate or LIBOR, as defined in the agreements. The interest rates applicable to these agreements ranged from approximately 5.97% to 8.75% as of December 31, 2005. Amounts borrowed under these agreements are due when the related truck or construction equipment inventory (collateral) is sold and the sales proceeds are collected by the Company, or in the case of construction equipment rentals, when the carrying value of the equipment is reduced. These agreements may be modified, suspended or terminated by the lender as described in Note 4.

The Company finances substantially all of the purchase price of its new truck inventory, and the loan value of its used truck inventory under a floor plan financing agreement with GE Capital, under which GE Capital pays the manufacturer directly with respect to new trucks. The Company’s floor plan agreement with GE Capital expires in September 2008.  On December 31, 2005, the Company had approximately $302.8 million outstanding under its floor plan financing agreement with GE Capital.

The Company’s floor plan agreement with CitiCapital is based on the book value of the Company’s construction equipment inventory. As of December 31, 2005, the aggregate amount of borrowing capacity with this lender was $10.5 million, with approximately $10.1 million outstanding. Additional amounts are available under the Company’s John Deere dealership agreement. At December 31, 2005, approximately $3.1 million was outstanding pursuant to the John Deere dealership agreement.

Amounts of collateral as of December 31, 2004 and 2005 were as follows (in thousands):

	December 31,
	2004	2005
Inventories, new and used trucks and construction equipment at cost based on specific identification	$147,538	$276,985
Truck and construction equipment sale related accounts receivable	16,002	46,293
Cash held for floor plan payment related to receipts from truck sales	10,262	—

Total	$173,802	$323,278

Floor plan notes payable	$168,002	$315,985

Lines of Credit

The Company may request working capital advances in the minimum amount of $100,000 from GE Capital, its primary truck lender.  However, such working capital advances may not cause the total indebtedness owed GE Capital to exceed an amount equal to the wholesale advances made against the then current inventory less any payment reductions then due.  There were no working capital advances outstanding under this agreement at December 31, 2005.  The Company has three separate secured lines of credit that provide for an aggregate maximum borrowing of $16.7 million.  Advances outstanding under these secured lines of credit in aggregate were $2.8 million, with an additional $5.4 million pledged to secure various letters of credit related to self-insurance products, leaving $8.5 million available for future borrowings as of December 31, 2005.

9.                                       LONG-TERM DEBT:

Long-term debt was comprised of the following (in thousands):

	December 31,
	2004	2005

Variable interest rate term notes	$15,859	$12,375
Fixed interest rate term notes	80,197	120,777

Total debt	96,056	133,152

Less- Current maturities	(16,083)	(18,807)

Total	$79,973	$114,345

As of December 31, 2005, debt maturities were as follows (in thousands):

2006	$18,807
2007	18,883
2008	22,943
2009	24,004
2010	31,161
Thereafter	17,354

Total	$133,152

The interest rates on the Company’s variable interest rate notes are based on LIBOR and the prime rate on December 31, 2005. Interest rates on the notes ranged from approximately 6.17% to 7.25% on December 31, 2005. Payments on the notes range from $4,067 to $58,333 per month, plus interest. Maturities of these notes range from March 2006 to March 2014.

The Company’s fixed interest rate notes are primarily with financial institutions and had interest rates that range from approximately 3.83% to 9.68% on December 31, 2005. Payments on the notes range from $219 to $59,027 per month, plus interest. Maturities of these notes range from January 2006 to January 2016.

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

11.                                 DEFINED CONTRIBUTION PLAN:

The Company has a defined contribution plan (the “Rush Plan”), which is available to all Company employees and the employees of certain affiliates. Each employee who has completed 90 days of continuous service is entitled to enter the Rush Plan on the first day of the following month. Participating employees may contribute from 1% to 50% of total gross compensation. However, certain higher paid employees are limited to a maximum contribution of 15% of total gross compensation. For the first 10% of an employee’s contribution, the Company, at its discretion, may contribute an amount equal to 25% of the employees’ contributions for those employees with less than five years of service and an amount equal to 50% of the employees’ contributions for those employees with more than five years of service. During the year ended December 31, 2003, the Company incurred expenses of approximately $1.6 million related to the Rush Plan. During the year ended December 31, 2004, the Company incurred expenses of approximately $1.8 million related to the Rush Plan. During the year ended December 31, 2005, the Company incurred expenses of approximately $2.6 million related to the Rush Plan.

The Company currently does not provide any postretirement benefits nor does it provide any post employment benefits.

12.                                 LEASES:

Vehicle Leases

The Company leases vehicles primarily over periods ranging from one to ten years under operating lease and capital lease arrangements. These vehicles are subleased by the Company to customers under various agreements. Future minimum sublease rentals to be received by the Company under non-cancelable subleases for operating leases are $27.4 million and for capital leases are $16.4 million.  Generally, the Company is required to incur all operating costs and pay a minimum rental and an excess mileage charge based on maximum mileage over the term of the lease.  The Company guarantees the residual value of vehicles under operating lease and capital lease arrangements.  At December 31, 2005, the Company guaranteed vehicle residual values of $7.2 million under operating lease arrangements and $5.2 million under capital lease arrangements.  Historically, the Company purchases these vehicles at the end of the lease term and recognizes a gain on the sale of the vehicle.  The residual values are not reflected in the future minimum lease payments for operating leases Vehicle lease expenses for the year ended December 31, 2003 were approximately $5.3 million.  Vehicle lease expenses for the year ended December 31, 2004 were approximately $6.0 million Vehicle lease expenses for the year ended December 31, 2005 were approximately $5.5 million.

Future minimum lease payments under capital and non-cancelable vehicle leases as of December 31, 2005, are as follows (in thousands):

	Capital Leases	Operating Leases
2006	$3,643	$4,768
2007	4,026	4,117
2008	3,394	3,537
2009	3,520	2,625
2010	2,464	1,712
Thereafter	4,062	1,856

Total minimum lease payments	$21,109	$18,615
Less amount representing interest	(4,204)
Present value of net minimum capital lease payments	16,905
Less current portion	(2,277)
Obligations under capital leases less current portion	$14,628

Customer Vehicle Leases

A division of the Company leases both owned and leased vehicles to customers primarily over periods of one to ten years under operating lease arrangements. These leases require a minimum rental payment and a contingent rental payment based on mileage. Rental income during the year ended December 31, 2003 consisted of minimum rental payments of approximately $13.7 million and contingent rental payments of $3.0 million.  Rental income during the year ended December 31, 2004 consisted of minimum rental payments of approximately $15.4 million and contingent rental payments of $2.9 million. Rental income during the year ended December 31, 2005 consisted of minimum rental payments of approximately $20.6 million and contingent rentals payments of approximately $3.5 million.  Minimum lease payments to be received for non-cancelable leases and subleases in effect at December 31, 2005, are as follows (in thousands):

2006	$22,649
2007	19,433
2008	16,335
2009	12,589
2010	8,405
Thereafter	6,724

Total	$86,135

As of December 31, 2004, the Company had $39.4 million (net of accumulated depreciation of $20.4 million) of leasing vehicles included in property and equipment.  As of December 31, 2005, the Company had $75.8 million (net of accumulated depreciation of $23.2 million) of leasing vehicles included in property and equipment.

Other Leases - Land and Buildings

The Company leases various assets under operating leases with expiration dates ranging from April 2006 through December 2026.  Monthly rental payments range from approximately $785 per month to $47,595 per month.  Rental expense for the year ended December 31, 2003 was $2.2 million.  Rental expense for the year ended December 31, 2004 was $2.6 million.  Rental expense for the year ended December 31, 2005 was $3.2 million.  Future minimum lease payments under non-cancelable leases at December 31, 2005, are as follows (in thousands):

2006	$4,063
2007	3,034
2008	2,492
2009	2,200
2010	1,603
Thereafter	7,880

Total	$21,272

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

On April 8, 1996, the Board of Directors of the Company declared a dividend of one common share purchase right (a “Right”) for each share of common stock outstanding. Each Right entitles the registered holder to purchase from the Company one share of Class B Common Stock at a price of $35.00 per share (the “Purchase Price”). The Rights are not exercisable until the distribution date, as defined in the Rights Agreement. The Rights will expire on April 7, 2006 (the “Final Expiration Date”), unless the Final Expiration Date is extended or unless the Rights are earlier redeemed or exchanged by the Company.

In March 2003, the Company granted options under the Incentive Plan to purchase an aggregate of 380,000 shares of Class A Common Stock and 93,000 shares of Class B Common Stock. In March 2004 and June 2004, the Company granted options under the Incentive Plan to purchase an aggregate of 187,850 shares of Class A Common Stock and 43,500 shares of Class B Common Stock. In March 2005, the Company granted options under the Incentive Plan to purchase an aggregate of 288,325 shares of Class A Common Stock.  Each option vests in three equal annual installments beginning on the third anniversary of the grant date.

The Board of Directors and shareholders adopted the Rush Enterprises, Inc. 1997 Non-Employee Director Stock Option Plan (the “Director Plan”), reserving 600,000 shares of Class A Common Stock and 180,000 shares of Class B Common Stock for issuance upon exercise of any awards granted under the Plan. The Director Plan is designed to attract and retain highly qualified non-employee directors. Prior to July 9, 2002, under the terms of the Director Plan, each non-employee director received options to purchase 10,000 shares of the Old Common Stock on the date the Director Plan was adopted or upon their respective date of appointment and an additional option to purchase 10,000 shares of the Old Common Stock each year they are elected by the shareholders to serve on the Board of Directors, all of which vest immediately and expire ten years from the grant date. The exercise price of the options was equal to closing price, as reported by The Nasdaq National Market®, of the Company’s Old Common Stock on the grant date. On July 9, 2002, each option to purchase Old Common Stock became an option to purchase Class A Common Stock and an option to purchase Class B Common Stock. Each of the new options became exercisable at one-half of the original option’s exercise price. Subsequent to July 9, 2002, each non-employee director received options to purchase 20,000 shares of the Company’s Class A Common Stock upon their respective date of appointment and each year they are elected by the shareholders to serve on the Board of Directors.  During the year ended December 31, 2003, 60,000 options of Class A Common Stock were granted under the terms of the Director Plan. During the year ended December 31, 2004, 80,000 options of Class A

Common Stock were granted under the terms of the Director Plan.  During the year ended December 31, 2005, 80,000 options of Class A Common Stock were granted under the terms of the Director Plan.

In 2004, the Company implemented an Employee Stock Purchase Plan (“ESPP”) that allows eligible employees to contribute up to 10% of their base earnings toward the semi-annual purchase of the Company’s Class A Common Stock. The employee’s purchase price is 85% of the lesser of the closing price of the Class A Common Stock on the first business day or the last business day of the semi-annual offering period, as reported by The Nasdaq National Market®. Employees may purchase shares having a fair market value of up to $25,000 (measured as of the first day of each semi-annual offering period) for each calendar year.  No compensation expense is recorded in connection with the plan. The total number of shares issuable under the plan is 600,000. No shares were issued under the plan during fiscal 2004 and 30,009 shares of Class A Common Stock were issued during fiscal 2005. Of the 2,507 employees eligible to participate, 193 were participants in the plan as of December 31, 2005.

A summary of the Company’s stock option activity and related information for the years ended December 31, 2003, 2004 and 2005 follows:

	2003		2004		2005
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price

Outstanding, beginning of year	2,452,730	$3.82	2,927,282	$3.80	2,096,782	$4.80
Granted	533,000	3.80	311,350	11.92	368,325	15.41
Exercised	(46,248)	5.14	(1,104,672)	4.18	(738,938)	3.85
Forfeited	(12,200)	3.47	(37,178)	3.78	(6,350)	5.58

Outstanding, end of year	2,927,282	$3.80	2,096,782	$4.80	1,719,819	$7.48

Exercisable, end of year	1,158,718	$4.62	610,385	$5.25	353,868	$7.65

Weighted average fair value of options granted during the year		$1.95		$6.05		$6.53

The following table summarizes the information about the Company’s options outstanding at December 31, 2005:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Exercise Price	Outstanding	Life	Price	Exercisable	Price

$2.07 - $2.25	195,274	5.2	$2.07	76,020	$2.09
$3.50 - $4.32	812,105	6.7	$3.60	81,833	$3.53
$4.85 - $5.75	36,015	5.4	$5.20	36,015	$5.20
$11.15 - $12.96	308,100	8.3	$11.92	80,000	$11.77
$14.16 - $15.76	368,325	9.2	$15.41	80,000	$14.16
	1,719,819			353,868

14.                                 EARNINGS PER SHARE:

Earnings per share for all periods reflects the adoption of Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (“SFAS 128”), which established standards for computing and presenting earnings per share (“EPS”) for entities with publicly held common stock or potential common stock. This statement requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures. Basic EPS were computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted EPS differs from basic EPS due to the assumed conversions of potentially dilutive options and warrants that were outstanding during the period. The Company’s Class A and Class B Common Stock have equal claims on earnings of the Company.  The following is a reconciliation of the numerators and the denominators of the basic and diluted per share computations for net income.

	2003	2004	2005

Numerator-
Numerator for basic and diluted earnings per share-
Net income available to common shareholders	$8,829,000	$16,916,000	$44,625,000

Denominator-
Denominator for basic earnings per share, weighted average shares	14,042,304	15,683,763	24,202,008

Effect of dilutive securities-
Stock options	981,933	923,406	754,565

Denominator for diluted earnings per share, adjusted weighted average shares and assumed conversions	15,024,237	16,607,169	24,956,573

Basic earnings per common share	$0.63	$1.08	$1.84

Diluted earnings per common share and common share equivalents	$0.59	$1.02	$1.79

Options to purchase shares of common stock that were outstanding for the years ended December 31, 2003, 2004 and 2005 that were not included in the computation of diluted earnings per share because the exercise prices were greater than the average market prices of the common shares are as follows:

	2003	2004	2005

Options	188,305	10,000	288,325

Total antidilutive securities	188,305	10,000	288,325

15.                                 INCOME TAXES:

Provision for Income Taxes

The tax provisions for the years ended December 31, 2003, 2004 and 2005 are summarized as follows (in thousands):

	2003	2004	2005

Current provision-
Federal	$2,029	$6,805	$23,349
State	341	864	1,878

	2,370	7,669	25,227

Deferred provision-
Federal	3,189	3,911	950
State	327	405	336

	3,516	4,316	1,286

Provision for income taxes	$5,886	$11,985	$26,513

The following summarizes the tax effect of significant cumulative temporary differences that are included in the net deferred income tax liability as of December 31, 2004 and 2005 (in thousands):

	2004	2005

Differences in depreciation and amortization	$20,154	$28,199
Deferred tax asset related to state net operating loss carry forwards (net of a valuation allowance of $491,000 at December 31, 2004 and $541,000 at December 31, 2005)	(428)	(81)
Deferred tax asset related to capital lease obligations, non-current	—	(4,742)
Deferred tax asset related to capital lease obligations, current	—	(1,581)
Accruals and reserves not deducted for tax purposes until paid	(1,544)	(2,194)
Other, net	15	(118)

Total	$18,197	$19,483

The Company’s various state net operating loss carry forwards expire from 2006 through 2020.

A reconciliation of taxes based on the federal statutory rates and the provisions for income taxes for the years ended December 31, 2003, 2004 and 2005, are summarized as follows (in thousands):

	2003	2004	2005

Income taxes at the federal statutory rate	$5,150	$10,116	$24,898
State income taxes, net of federal benefit	587	891	1,439
Tax effect of permanent differences	—	454	(77)
State tax valuation allowance	—	491	50
Other, net	149	33	203

Provision for income taxes	$5,886	$11,985	$26,513

Following is a summary of the Company’s income tax provision for the years ended December 31, 2003, 2004 and 2005 (in thousands):

	2003	2004	2005

Income tax expense on continuing operations	$6,300	$11,574	$26,513
Income tax expense (benefit) from discontinued operations	(414)	411	—
Provision for income taxes	$5,886	$11,985	$26,513

As of December 31, 2005, the Company had provided for tax contingencies of approximately $1.1 million.

16.                                 COMMITMENTS AND CONTINGENCIES:

The Company is contingently liable to finance companies for certain notes initiated on behalf of such finance companies related to the sale of trucks and construction equipment.  The majority of finance contracts are sold without recourse against the Company. A majority of the Company’s liability related to finance contracts sold with recourse is generally limited to 5% to 20% of the outstanding amount of each note initiated on behalf of the finance company. However, in 2003 the Company instituted a finance program that accepts 100% liability, with some restrictions, for the outstanding amount of each note initiated on behalf of the finance company.  In order for a contract to be accepted into this finance program, a customer must meet strict credit requirements or maintain a significant equity position in the truck being financed; consequently, approximately 1% of the Company’s portfolio balance related to finance contracts sold by the Company are under this 100% liability finance program and the Company does not expect to finance a significant percentage of its truck sales under this 100% liability finance program in the future. The Company provides for an allowance for repossession losses and early repayment penalties that it may be liable for under finance contracts sold without recourse.

Finance contracts initiated and sold were $165.1 million during the year ended December 31, 2003,  $259.9 million during the year ended December 31, 2004 and $451.8 million during the year ended December 31, 2005.

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

17.                                 ACQUISITIONS:

As previously discussed, in January 2005, the Company acquired certain assets of ATS, including its Peterbilt truck dealerships in Texas and Tennessee, for a total purchase price of $132.4 million. The acquisition provides the Company with rights to sell Peterbilt trucks and parts at new locations in Dallas, Fort Worth, Abilene and Tyler, Texas and Nashville, Tennessee. The transaction was financed with cash of $77.8 million, expansion of the Company’s existing floor plan agreement for truck inventory of $34.6 million, and the issuance of debt of approximately $20.0 million to finance the purchase of real estate and certain vehicles used in ATS’s leasing operations.  Of the $77.8 million paid in cash, $21.9 million was for the purchase of a note receivable from the selling shareholders of ATS. This $21.9 million was immediately repaid by the selling shareholders at closing, resulting in net cash used in the acquisition of $55.9 million.

The ATS acquisition has been accounted for as a purchase.  The purchase price has been allocated based on the fair values of the assets at the date of acquisition as follows (in thousands):

Inventories	$38,664
Notes & leases receivable	23,211
Other assets	104
Property and equipment, net	20,790
Accrued expenses	(3,070)
Goodwill	52,667

Total	$132,366

The goodwill acquired in the ATS acquisition is included in the “other assets” line item of the Rush Enterprises, Inc. and Subsidiaries Consolidated Balance Sheet for the period ended December 31, 2005.  All of the goodwill acquired in the ATS acquisition will be amortized over 15 years for tax purposes.

The following unaudited pro forma summary presents information as if the ATS acquisition had taken place at the beginning of 2003. The pro forma information is provided for informational purposes only. It is based on historical information and does not necessarily reflect the actual results that would have occurred nor is it necessarily indicative of future results of operations of the Company. The following summary is for the years ended December 31, 2003 and 2004 (unaudited) (in thousands, except per share amounts):

	2003	2004

Revenues	$1,015,119	$1,438,609
Income from continuing operations after pro forma provision for income taxes	$13,462	$24,571
Basic income from continuing operations per share	$0.59	$1.04
Diluted income from continuing operations per share	$0.57	$1.01

In July 2005, the Company purchased certain assets of Fountain Motor Co., Inc., which consisted of a GMC and Isuzu medium-duty dealership in Orlando, Florida.  The Company added Peterbilt trucks and UD products to the new dealership and is operating the facility as a full-service Rush Truck Center offering heavy-duty and medium-duty trucks, parts and service.  The transaction was valued at approximately $2.8 million, with the purchase price paid in cash.

The Fountain Motor Co., Inc. acquisition was accounted for as a purchase; operations of the business acquired are included in the accompanying consolidated financial statements from the date of the acquisition. The purchase price was allocated based on the fair values of the assets at the date of acquisition as follows (in thousands):

Inventories	$1,341
Property and equipment	20
Other assets	2
Accrued expenses	(24)
Goodwill	1,455

Total	$2,794

All of the goodwill acquired in the Fountain Motor Co., Inc. acquisition will be amortized over 15 years for tax purposes.

In September 2005, the Company purchased certain assets of Barrett Trucks, LLC, which consisted of a GMC and Isuzu medium-duty dealership in Texarkana, Texas.  The Company added Peterbilt trucks to the dealership and is operating the facility as a full-service Rush Truck Center offering heavy-duty and medium-duty trucks, parts and service.  The transaction was valued at approximately $626,000, with the purchase price paid in cash.

The Barrett Trucks LLC acquisition was accounted for as a purchase; operations of the business acquired are included in the accompanying consolidated financial statements from the date of the acquisition. The purchase price was allocated based on the fair values of the assets at the date of acquisition as follows (in thousands):

Inventories	$375
Property and equipment	42
Accrued expenses	(16)
Goodwill	225

Total	$626

All of the goodwill acquired in the Barrett Trucks LLC acquisition will be amortized over 15 years for tax purposes.

In September 2005, the Company purchased certain assets of Hayes Leasing Company, Inc., which consisted of GMC and UD medium-duty franchises.  The newly acquired lines were added to its existing medium-duty truck store in Dallas, Texas.  The transaction was valued at approximately $3.4 million, with the purchase price paid in cash.

The Hayes Leasing Company, Inc. acquisition was accounted for as a purchase; operations of the business acquired are included in the accompanying consolidated financial statements from the date of the acquisition. The purchase price was allocated based on the fair values of the assets at the date of acquisition as follows (in thousands):

Inventories	$2,058
Property and equipment	31
Prepaid expenses	13
Goodwill	1,260

Total	$3,362

All of the goodwill acquired in the Hayes Leasing Company, Inc. acquisition will be amortized over 15 years for tax purposes.

In October 2005, the Company purchased certain assets of TEC of California, Inc., which consisted of GMC, Isuzu and Hino medium-duty franchises.  The newly acquired lines were added to its existing medium-duty truck store in Fontana, California.  The transaction was valued at approximately $3.4 million, with the purchase price paid in cash.

The TEC of California, Inc. acquisition was accounted for as a purchase; operations of the business acquired are included in the accompanying consolidated financial statements from the date of the acquisition. The purchase price was allocated based on the fair values of the assets at the date of acquisition as follows (in thousands):

Inventories	$1,847
Property and equipment	11
Accrued expenses	(9)
Goodwill	1,517

Total	$3,366

All of the goodwill acquired in the TEC of California, Inc. acquisition will be amortized over 15 years for tax purposes.

In February 2003, the Company acquired the common stock of Orange County Truck and Trailer, Inc. (“Orange County”), a Peterbilt dealer in central Florida. The acquisition provided the Company with the right to sell Peterbilt trucks and parts from three locations in central Florida, including Orlando, Haines City and Tampa. The transaction was valued at approximately $5.4 million, with the purchase price paid in cash.

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

In April 2003, the Company purchased substantially all of the assets of Peterbilt of Mobile, Inc., a Peterbilt dealer in Mobile, Alabama.

The Peterbilt of Mobile, Inc. acquisition was accounted for as a purchase; operations of the business acquired are included in the accompanying consolidated financial statements from the date of the acquisition. The purchase price was allocated based on the fair values of the assets at the date of acquisition as follows (in thousands):

Inventories	$448
Property and equipment	126
Goodwill	860

Total	$1,434

All of the goodwill acquired in the Peterbilt of Mobile, Inc. acquisition will be amortized over 15 years for tax purposes.

18.                                 UNAUDITED QUARTERLY FINANCIAL DATA:

(In thousands, except per share amounts.)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2004

Revenues	$229,884	$267,179	$296,904	$301,012
Gross Profit	41,319	45,502	49,788	48,533
Operating income from continuing operations	4,529	8,229	10,957	10,361
Income from continuing operations before income taxes	3,504	6,807	9,548	8,891
Income from continuing operations	2,102	4,084	5,729	5,261
Gain (loss) from discontinued operations, net	53	44	(240)	(117)
Net income	$2,155	$4,128	$5,489	$5,144
Earning per share: Basic
Income from continuing operations	$0.15	$0.28	$0.38	$0.28
Net income	$0.15	$0.28	$0.36	$0.27
Earning per share: Diluted
Income from continuing operations	$0.14	$0.26	$0.36	$0.27
Net income	$0.14	$0.26	$0.35	$0.26

2005

Revenues	$402,043	$461,817	$485,427	$515,483
Gross Profit	60,947	71,750	76,359	73,636
Operating income from continuing operations	14,926	21,462	23,897	23,253
Income from continuing operations before income taxes	12,495	18,267	20,635	19,741
Income from continuing operations	7,684	11,235	13,154	12,552
Net income	$7,684	$11,235	$13,154	$12,552
Earning per share: Basic
Income from continuing operations	$0.32	$0.47	$0.54	$0.51
Net income	$0.32	$0.47	$0.54	$0.51
Earning per share: Diluted
Income from continuing operations	$0.31	$0.45	$0.53	$0.50
Net income	$0.31	$0.45	$0.53	$0.50

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

As previously mentioned, in November 2002 the Company announced its decision to discontinue its D&D operations. In connection with this decision, financial information related to D&D in 2003 and 2004 is no longer presented as a separate operating segment.  Since the disposal of D&D was completed in 2004, there is no related financial activity in 2005.

The Company currently has two reportable business segments: the Truck segment and the Construction Equipment segment. The truck segment operates a regional network of truck centers that provide an integrated one-stop source for the trucking needs of its customers, including retail sales of new and used heavy-duty and medium-duty trucks; aftermarket parts, service and body shop facilities; and a wide array of financial services, including the financing of new and used truck purchases, insurance products and truck leasing and rentals. The Construction Equipment segment operates a full-service John Deere dealership that serves the Houston, Texas area. Dealership operations include the retail sale of new and used construction equipment, aftermarket parts and service facilities, equipment rentals, and the financing of new and used construction equipment.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on income before income taxes not including extraordinary items.

The Company accounts for intersegment sales and transfers as if the sales or transfers were to third parties, that is, at current market prices. There were no material intersegment sales during the years ended December 31, 2003, 2004 and 2005.

The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately because each business unit requires different technology and marketing strategies. Business units were maintained through expansion and acquisitions. Assets held for sale and goodwill related to discontinued operations are included in the Truck segment for the year ended December 31, 2003. The following table contains summarized information about reportable segment profit or loss and segment assets for the years ended December 31, 2003, 2004 and 2005 (in thousands):

		Construction
	Truck	Equipment	All
	Segment	Segment	Other	Totals

2003
Revenues from external customers	$765,565	$41,422	$8,345	$815,332
Interest income	290	—	—	290
Interest expense	6,121	382	135	6,638
Depreciation and amortization	8,347	226	356	8,929
Segment income from continuing operations before income tax	14,291	1,228	231	15,750
Segment assets	341,037	15,873	9,968	366,878
Goodwill	38,431	4,075	114	42,620
Expenditures for segment assets	19,511	619	1,045	21,175

2004
Revenues from external customers	$1,039,758	$46,154	$9,067	$1,094,979
Interest income	782	—	—	782
Interest expense	6,164	407	161	6,732
Depreciation and amortization	8,507	311	301	9,119
Segment income from continuing operations before income tax	26,606	2,094	50	28,750
Segment assets	534,504	18,863	12,138	565,505
Goodwill	39,406	4,075	111	43,592
Expenditures for segment assets	52,784	153	1,003	53,940

		Construction
	Truck	Equipment	All
	Segment	Segment	Other	Totals

2005
Revenues from external customers	$1,793,485	$57,731	$13,554	$1,864,770
Interest income	2,508	—	—	2,508
Interest expense	14,640	586	177	15,403
Depreciation and amortization	9,894	291	302	10,487
Segment income from continuing operations before income tax	64,921	4,566	1,651	71,138
Segment assets	801,917	24,080	14,237	840,234
Goodwill	96,539	4,075	111	100,725
Expenditures for segment assets	64,592	392	817	65,801

Revenues from segments below the quantitative thresholds are attributable to three operating segments of the Company. Those segments include a tire company, an insurance company and a hunting lease operation. None of those segments has ever met any of the quantitative thresholds for determining reportable segments.

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

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2005 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal Control Over Financial Reporting that occurred during the quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

As of December 31, 2005, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control – Integrated Framework,” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on the assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2005, based on those criteria.

Ernst & Young LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this annual report on Form 10-K, has issued an attestation report on management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. The report, which expresses unqualified opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, is included in this Item 9A under the heading “Attestation Report of Independent Registered Public Accounting Firm.”

Attestation Report of Independent Registered Public Accounting Firm

Report of Ernst & Young LLP

Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Rush Enterprises, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Rush Enterprises, Inc (the “Corporation”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Corporation’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Rush Enterprises, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Rush Enterprises, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2005 and 2004 and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005 of Rush Enterprises, Inc. and our report dated February 24, 2006 expressed an unqualified opinion thereon.

San Antonio, Texas

February 24, 2006

Item 9B.  Other Information

None.

PART III

Item 10.  Directors and Executive Officers of the Registrant

The information called for by Item 10 of Form 10-K is incorporated herein by reference to such information included in the Company’s Proxy Statement for the 2006 Annual Meeting of Shareholders.

Code of Ethics

We maintain a code of ethics applicable to our principal executive officer, principal financial officer, principal accounting officer or controller, and other persons performing similar functions. To view this code of ethics free of charge, please visit our website at www.rushenterprises.com (This website address is not intended to function as a hyperlink, and the information contained in our website is not intended to be a part of this filing). We intend to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of this code of ethics, if any, by posting such information on our website as set forth above.

Item 11.  Executive Compensation

The information called for by Item 11 of Form 10-K is incorporated herein by reference to such information included in the Company’s Proxy Statement for the 2006 Annual Meeting of Shareholders.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information called for by Item 12 of Form 10-K, other than the equity compensation plan information set forth below, is incorporated herein by reference to such information included in the Company’s Proxy Statement for the 2006 Annual Meeting of Shareholders.

Equity Compensation Plan Information

Class A Common Stock:

Plan Category	Number of securities to be issued upon exercise of outstanding options as of December 31, 2005 (a)	Weighted-average exercise price of outstanding options as of December 31, 2005 (b)	Number of securities remaining available for issuance under equity compensation plans as of December 31, 2005 (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,275,735	$8.67	1,053,469

Equity compensation plans not approved by security holders (1)	—	—	—

Total	1,275,735	$8.67	1,053,469

(1)                                  Includes one time options granted to certain employees and directors outside any Company plan.

Class B Common Stock:

Plan Category	Number of securities to be issued upon exercise of outstanding options as of December 31, 2005 (a)	Weighted-average exercise price of outstanding options as of December 31, 2005 (b)	Number of securities remaining available for issuance under equity compensation plans as of December 31, 2005 (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	424,084	$4.16	359,394

Equity compensation plans not approved by security holders (1)	20,000	2.06	—

Total	444,084	$4.07	359,394

(1)                                  Includes one time options granted to certain employees and directors outside any Company plan.

Item 13.  Certain Relationships and Related Transactions

The information called for by Item 13 of Form 10-K is incorporated herein by reference to such information included in the Company’s Proxy Statement for the 2006 Annual Meeting of Shareholders.

Item 14.  Principal Accountant Fees and Services

The information called for by Item 14 of Form 10-K is incorporated herein by reference to such information included in the Company’s Proxy Statement for the 2006 Annual Meeting of Shareholders.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

Included in Item 8 of Part II of this annual report on Form 10-K are the following: Report of Independent Registered Public Accounting Firm; Consolidated Balance Sheets as of December 31, 2004 and 2005; Consolidated Statements of Operations for the years ended December 31, 2003, 2004 and 2005; Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2003, 2004 and 2005; Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2004 and 2005; and Notes to Consolidated Financial Statements.

(a)(2) Financial Statement Schedules

These schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

(a)(3) Exhibits

Index to Exhibits:

Exhibit No.	Identification of Exhibit

2.1

Asset Purchase Agreement between Rush Enterprises, Inc. and certain of its subsidiaries, American TruckSource, Inc. and certain of its subsidiaries, John D. Moore, Jesse T. Kirk and Milo Kirk (incorporated by reference herein from Exhibit 2.1 the Company’s Current Report on Form 8-K (File No. 000-20797) dated September 16, 2004)

2.2

First Amendment to the Asset Purchase Agreement between Rush Enterprises, Inc. and certain of its subsidiaries, American TruckSource, Inc. and certain of its subsidiaries, John D. Moore, Jesse T. Kirk and Milo Kirk (incorporated by reference herein from Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 000-20797) dated November 9, 2004)

2.3

Second Amendment to the Asset Purchase Agreement between Rush Enterprises, Inc. and certain of its subsidiaries, American TruckSource, Inc. and certain of its subsidiaries, John D. Moore, Jesse T. Kirk and Milo Kirk (incorporated by reference herein from Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 000-20797) dated December 3, 2004)

3.1

Restated Articles of Incorporation of the Registrant (incorporated herein by reference to Exhibit 3.1 of the Company’s Annual Report on Form 10-K (File No. 000-20797) for the year ended December 31, 2004)

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

10.17

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

10.18

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

10.19

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

10.20

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

RUSH ENTERPRISES, INC.

By:	/s/ W. M.”RUSTY” RUSH	Date: March 13, 2006
W. M. “Rusty” Rush
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated:

Signature	Capacity	Date

/s/ W. MARVIN RUSH	Chairman of the Board and Director	March 13, 2006
W. Marvin Rush

/s/ W. M. “RUSTY” RUSH	President and Chief Executive Officer,	March 13, 2006
W. M. “Rusty” Rush	Director (Principal Executive Officer)

/s/ MARTIN A. NAEGELIN, JR.	Senior Vice President and	March 13, 2006
Martin A. Naegelin, Jr.	Chief Financial Officer
(Principal Financial Accounting Officer)

/s/ THOMAS A. AKIN	Director	March 13, 2006
Thomas A. Akin

/s/ RONALD J. KRAUSE	Director	March 13, 2006
Ronald J. Krause

/s/ HAROLD D. MARSHALL	Director	March 13, 2006
Harold D. Marshall

/s/ JOHN D. ROCK	Director	March 13, 2006
John D. Rock