Form 10-Q
period 2006-03-31
RUSH ENTERPRISES INC \TX\
filed 2006-05-10
CIK 1012019

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

OR

☐           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                                         to

Commission file number 0-20797

RUSH ENTERPRISES, INC.

(Exact name of registrant as specified in its charter)

Texas	74-1733016
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

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

Yes ☐                    No  ☒

Indicated below is the number of shares outstanding of the registrant’s common stock, as of May 8, 2006.

Number of
Shares
Title of Class	Outstanding
Class A Common Stock, $.01 Par Value	17,001,268
Class B Common Stock, $.01 Par Value	8,028,415

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

MARCH 31, 2006 AND DECEMBER 31, 2005

(In Thousands, Except Shares and Per Share Amounts)

	March 31,	December 31,
	2006	2005
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$121,305	$133,069
Accounts receivable, net	53,714	63,473
Inventories	355,626	338,212
Prepaid expenses and other	1,640	1,829
Deferred income taxes, net	4,220	3,856

Total current assets	536,505	540,439

PROPERTY AND EQUIPMENT, net	200,525	196,161

OTHER ASSETS, net	112,591	103,634

Total assets	$849,621	$840,234

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Floor plan notes payable	$307,385	$315,985
Current maturities of long-term debt	20,154	18,807
Current maturities of capital lease obligations	2,595	2,277
Advances outstanding under lines of credit	2,889	2,755
Trade accounts payable	26,752	23,327
Accrued expenses	52,592	51,151

Total current liabilities	412,367	414,302

LONG-TERM DEBT, net of current maturities	111,760	114,345
CAPITAL LEASE OBLIGATIONS, net of current maturities	13,961	14,628
DEFERRED INCOME TAXES, net	24,203	23,339

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred stock, par value $.01 per share; 1,000,000 shares authorized; 0 shares outstanding in 2005 and 2006	—	—
Common stock, par value $.01 per share; 40,000,000 class A shares and 10,000,000 class B shares authorized; 16,770,060 class A shares and 7,895,863 class B shares outstanding in 2005; and 16,856,465 class A shares and 7,935,745 class B shares outstanding in 2006	248	247
Additional paid-in capital	164,735	162,603
Retained earnings	122,347	110,770

Total shareholders’ equity	287,330	273,620

Total liabilities and shareholders’ equity	$849,621	$840,234

The accompanying notes are an integral part of these consolidated financial statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended
	March 31,
	2006	2005
REVENUES:
New and used truck sales	$363,347	$298,931
Parts and service	104,867	83,009
Construction equipment sales	14,434	7,976
Lease and rental	9,380	7,703
Finance and insurance	4,065	3,163
Other	1,792	1,261

Total revenues	497,885	402,043

COST OF PRODUCTS SOLD:
New and used truck sales	334,172	278,370
Parts and service	62,279	50,006
Construction equipment sales	12,698	7,018
Lease and rental	7,136	5,702

Total cost of products sold	416,285	341,096

GROSS PROFIT	81,600	60,947

SELLING, GENERAL AND ADMINISTRATIVE	56,656	43,608

DEPRECIATION AND AMORTIZATION	2,908	2,413

OPERATING INCOME	22,036	14,926

INTEREST EXPENSE, NET	3,546	2,494

GAIN ON SALE OF ASSETS	33	63

INCOME BEFORE INCOME TAXES	18,523	12,495

PROVISION FOR INCOME TAXES	6,946	4,811

NET INCOME	$11,577	$7,684

EARNINGS PER COMMON SHARE – BASIC
Net income	$.47	$.32
EARNINGS PER COMMON SHARE – DILUTED
Net income	$.46	$.31

Weighted average shares outstanding:
Basic	24,707	23,929

Diluted	25,050	24,795

The accompanying notes are an integral part of these consolidated financial statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$11,577	$7,684
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	6,018	4,693
(Gain) on sale of property and equipment	(130)	(77)
Stock-based compensation expense related to employee stock options and employee stock purchases	964	—
Provision for deferred income tax expense	500	(248)
Tax benefit realized from exercise of stock options by employees	—	206
Change in accounts receivable, net	9,754	(13,888)
Change in inventories	(6,348)	(50,242)
Change in prepaid expenses and other, net	189	284
Change in trade accounts payable	3,425	3,285
Change in accrued expenses	1,428	902

Net cash (used in) provided by operating activities	27,377	(47,401)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(9,478)	(9,767)
Proceeds from the sale of property and equipment	1,477	1,813
Business acquisitions	(21,986)	(56,106)
Change in other assets	(268)	101

Net cash (used in) investing activities	(30,255)	(63,959)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	14,490	1,684
Proceeds from capital lease obligations	194	4,461
Principal payments on long-term debt	(15,728)	(5,232)
Principal payments on capital lease obligations	(543)	(39)
Draws (payments) on lines of credit, net	134	179
Draws on floor plan notes payable, net	(8,600)	50,082
Issuance of shares relating to employee stock options and employee stock purchases	562	329
Excess tax benefits from stock-based compensation	607	—
Debt issuance costs	(2)	(2)

Net cash provided by financing activities	(8,886)	51,462

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(11,764)	(59,898)

CASH AND CASH EQUIVALENTS, beginning of period	133,069	158,175

CASH AND CASH EQUIVALENTS, end of period	$121,305	$98,277

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for-
Interest	$3,898	$2,113
Income taxes	$751	$237

The accompanying notes are an integral part of these consolidated financial statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1 – Principles of Consolidation and Basis of Presentation

The interim consolidated financial statements included herein have been prepared by Rush Enterprises, Inc. and its subsidiaries (collectively referred to as the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). All adjustments have been made to the accompanying interim consolidated financial statements, which, in the opinion of the Company’s management, are necessary for a fair presentation of the Company’s operating results. All adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is recommended that these interim consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. Results of operations for interim periods are not necessarily indicative of results that may be expected for any other interim periods or the full fiscal year. Certain prior year balances have been reclassified for comparative purposes.

Stock-Based Compensation Expense

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including grants of employee stock options and employee stock purchases under the Employee Stock Purchase Plan based on estimated fair values. SFAS 123(R) supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) for periods beginning in 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R).

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006. The Company’s Consolidated Financial Statements as of and for the three months ended March 31, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Stock-based compensation expense recognized under SFAS 123(R) for the three months ended March 31, 2006 was $964,000, which consisted of stock-based compensation expense related to grants of employee stock options and employee stock purchases under the Employee Stock Purchase Plan. There was no stock-based compensation expense related to grants of employee stock options or employee stock purchases under the Employee Stock Purchase Plan recognized during the three months ended March 31, 2005.

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Consolidated Statement of Operations. Prior to the adoption of SFAS 123(R), the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Under the intrinsic value method, no stock-based compensation expense had been recognized in the Company’s Consolidated Statement of Operations because the exercise price of the Company’s stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant.

Stock-based compensation expense recognized during the first quarter of 2006 is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company’s Consolidated Statement of Operations for the first quarter of 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). In conjunction with the adoption of SFAS 123(R), compensation expense for all share-based payment awards is recognized using the straight-line single-option method. As stock-based compensation expense recognized in the Consolidated Statement of Operations for the first quarter of 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under SFAS 123 for the periods prior to 2006, the Company accounted for forfeitures as they occurred.

Upon adoption of SFAS 123(R), the Company continues to use the Black-Scholes option-pricing model which was previously used for the Company’s pro forma information required under SFAS 123. For additional information, see Note 5. The Company’s determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the Company’s expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. Option-pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. Although the fair value of employee stock options is determined in accordance with SFAS 123(R) and SAB 107 using an option-pricing model, that value may not be indicative of the fair value observed in a market transaction between a willing buyer and a willing seller.

2 – Goodwill and Other Intangible Assets

The Company is required to perform an annual impairment review of goodwill. The Company performs its annual review during the fourth quarter of each year and, therefore, did not record an impairment charge related to goodwill during the first quarter of 2006. Management is not aware of any impairment charge that may be required; however, a change in economic conditions, if one occurs, could result in an impairment charge in the future.

3 – Commitments and Contingencies

The Company is contingently liable to finance companies for certain notes initiated on behalf of such finance companies related to the sale of trucks and construction equipment. The majority of finance contracts are sold without recourse against the Company. The Company’s liability related to finance contracts sold with recourse is generally limited to 5% to 20% of the outstanding amount of each note initiated on behalf of the finance company. The Company has a finance program that accepts 100% liability, with some restrictions, for the outstanding amount of each note initiated on behalf of the finance company. In order for a contract to be accepted into this finance program, a customer must meet strict credit requirements or maintain a significant equity position in the truck being financed; consequently, approximately 1% of the Company’s portfolio balance related to finance contracts sold by the Company are under this 100% liability finance program. The Company does not expect to finance a significant percentage of its truck sales under this 100% liability finance program in the future. The Company provides an allowance for repossession losses and early repayment penalties that it may be liable for under finance contracts it has sold.

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

4 – Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended
	March 31, 2006	March 31, 2005
Numerator:
Numerator for basic and diluted earnings per share, net income available to common shareholders	$11,577,000	$7,684,000

Denominator:
Denominator for basic earnings per share, adjusted weighted average shares outstanding	24,706,534	23,929,481
Effect of dilutive securities:
Employee and Director stock options	343,351	865,921
Denominator for diluted earnings per share, adjusted weighted average shares and assumed conversions	25,049,885	24,795,402

Basic earnings per common share	$.47	$.32

Diluted earnings per common share and common share equivalents	$.46	$.31

5 – Stock Options

Employee Stock Purchase Plan

The Company has implemented an Employee Stock Purchase Plan that allows eligible employees to contribute up to 10% of their base earnings toward the semi-annual purchase of the Company’s Class A Common Stock. The employee’s purchase price is 85% of the lesser of the closing price of the Class A Common Stock on the first business day or the last business day of the semi-annual offering period, as reported by The Nasdaq National Market®. Employees may purchase shares having a fair market value of up to $25,000 (measured as of the first day of each semi-annual offering period) for each calendar year. Under the Employee Stock Purchase Plan, 600,000 shares of the Company Class A Common Stock has been reserved for issuance. During the three months ended March 31, 2006, the Company issued 19,376 shares under the Employee Stock Purchase Plan. During the three months ended March 31, 2005, the Company issued 12,793 shares under the Employee Stock Purchase Plan.

Non-Employee Director Stock Option Plan

The Board of Directors and shareholders adopted the Rush Enterprises, Inc. 1997 Non-Employee Director Stock Option Plan (the “Director Plan”), reserving 600,000 shares of Class A Common Stock and 180,000 shares of Class B Common Stock for issuance upon exercise of any awards granted under the Plan. The Director Plan is designed to attract and retain highly qualified non-employee directors. Each non-employee director receives options to purchase 20,000 shares of the Company’s Class A Common Stock upon their respective date of appointment and each year on the date that they are elected by the shareholders to serve on the Board of Directors. Each option has a ten year term from the grant date and vests immediately. During the year ended December 31, 2005, 80,000 options of Class A Common Stock were granted under the terms of the Director Plan. During the three months ended March 31, 2006 and March 31, 2005, the Company issued no shares under the Director Plan.

Employee Stock Option Plans

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

The aggregate number of shares of common stock subject to stock options or SARs that may be granted to any one participant in any year under the Incentive Plan is 100,000 shares of Class A Common Stock and 100,000 shares of Class B Common Stock. Each option has a ten year term from the grant date and vests in three equal annual installments beginning on the third anniversary of the grant date. The Company has 2,600,000 shares of Class A Common Stock and 1,400,000 shares of Class B Common Stock reserved for issuance upon exercise of any awards granted under the Company’s Incentive Plan.

Valuation and Expense Information under SFAS 123(R)

On January 1, 2006, the Company adopted SFAS 123(R), which requires the measurement and recognition of compensation expense for all share-based payment awards made to the Company’s employees and directors including employee stock options and employee stock purchases related to the Employee Stock Purchase Plan based on estimated fair values. Stock-based compensation expense related to employee stock options and employee stock purchases under SFAS 123(R) for the three months ended March 31, 2006 was recorded as Selling, General & Administrative expense in the amount of $964,000. There was no stock-based compensation expense recognized for the three months ended March 31, 2005.

Prior to the adoption of SFAS 123(R), the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows. SFAS 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. The $607,000 excess tax benefit classified as a financing cash inflow would have been classified as an operating cash inflow if the Company had not adopted SFAS 123(R). Cash received from options exercised under all share-based payment arrangements for the period ended March 31, 2006 was $561,000.

In March 2005, the Company granted options under the Incentive Plan to purchase an aggregate of 288,325 shares of Class A Common Stock. In March 2006, the Company granted options under the Incentive Plan to purchase an aggregate of 319,125 shares of Class A Common Stock.

The table below reflects net income and diluted net income per share for the three months ended March 31, 2006 compared with the pro forma information for the three months ended March 31, 2005 as follows (in thousands except per share amounts):

	Three Months Ended
	March 31, 2006	March 31, 2005

Net income as reported for the prior period (1)	N/A	$7,684
Stock based compensation expense related to employee stock options and employee stock purchases	$964	324
Tax benefit	362	129
Stock based compensation expense related to employee stock options and employee stock purchases, net of tax (2)	$602	195

Net income, including the effect of stock-based compensation expense	$11,577	$7,489

Basic net income per share – as reported for the prior period (1)	N/A	$0.32
Basic net income per share, including the effect of stock-based compensation expense (3)	$0.47	0.31

Diluted net income per share - as reported for the prior period (1)	N/A	$0.31
Diluted net income per share, including the effect of stock-based compensation expense (3)	$0.46	0.30

(1)Net income and net income per share prior to 2006 did not include stock-based compensation expense for employee stock options and employee stock purchases under SFAS 123 because the Company did not adopt the recognition provisions of SFAS 123.

(2)Stock-based compensation expense prior to 2006 is calculated based on the pro forma application of SFAS 123.

(3)Net income and net income per share prior to 2006 represents pro forma information based on SFAS 123.

Upon adoption of SFAS 123(R), the Company continues to use the Black-Scholes option-pricing model which was previously used for the Company’s pro forma information required under SFAS 123.

The weighted-average estimated value of employee stock options was $7.57 per share for options granted during the three months ended March 31, 2006 and $6.97 per share for options granted during the three months ended March 31, 2005 using the Black-Scholes model with the following weighted-average assumptions:

	Three Months Ended
	March 31, 2006	March 31, 2005
Expected stock volatility	25.5%	34.5%
Expected dividend yield	0.0%	0.0%
Risk-free interest rate	4.69%	4.00%
Expected life (years)	7	7

The Company computes its historical stock price volatility in accordance with SFAS 123(R). The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The dividend yield assumption is based on the Company’s history and expectation of dividend payouts. The expected life of employee stock options represents the weighted-average period the stock options are expected to remain outstanding.

A summary of the Company’s stock option activity and related information as of March 31, 2006 and changes during the three months ended March 31, 2006 follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Life (in Years)	Value

Balance at January 1, 2006	1,719,819	$7.48
Granted	319,125	19.37
Exercised	(106,994)	3.18
Forfeited	—	—

Balance at March 31, 2006	1,931,950	$9.68	7.4	$15,824,476

Vested at March 31, 2006	657,543	$5.57	6.9	$7,898,227
Exercisable at March 31, 2006	657,543	$5.57	6.9	$7,898,227

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s Class A common stock closing price of $17.58 as of March 31, 2006. The total intrinsic value of options exercised during the three months ended March 31, 2006 was $1.6 million and the total intrinsic value of options exercised during the three months ended March 31, 2005 was $0.5 million.

A summary of the status of the Company’s non-vested shares as of March 31, 2006 and changes during the three months ended March 31, 2006, is presented below:

		Weighted
		Average
		Grant Date
Non-vested Shares	Shares	Fair Value

Non-vested at January 1, 2006	1,365,950	$4.05
Granted	319,125	7.57
Vested	(410,668)	2.49
Forfeited	—	—

Non-vested at March 31, 2006	1,274,407	$5.44

As of March 31, 2006, there was $4.3 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Incentive Plan. That cost is expected to be recognized over a weighted-average period of 3.7 years. The total fair value of options vested during the three months ended March 31, 2006 was $1.3 million and during the three months ended March 31, 2005 was $1.0 million.

6 – Acquisitions

In March 2006, the Company purchased certain assets of Great Southern Peterbilt, Inc., which consisted of a Peterbilt and Hino truck dealership in Jacksonville, Florida. The Company is operating the facility as a full-service Rush Truck Center offering heavy-duty and medium-duty trucks, parts and service. The transaction was valued at approximately $22.0 million, with the purchase price paid in cash.

The Great Southern Peterbilt, Inc. acquisition was accounted for as a purchase; operations of the business acquired are included in the accompanying consolidated financial statements from the date of the acquisition. The purchase price was allocated based on the fair values of the assets at the date of acquisition as follows (in thousands):

Inventories	$10,816
Property and equipment	2,475
Accrued expenses	(18)
Goodwill	8,713

Total	$21,986

All of the goodwill acquired in the Great Southern Peterbilt, Inc. acquisition will be amortized over 15 years for tax purposes.

7 – Segment Information

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

The Company accounts for intersegment sales and transfers as if the sales or transfers were to third parties; that is, at current market prices. There were no material intersegment sales during the quarters ended March 31, 2006 and 2005.

The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately because each business unit requires different technology and marketing strategies. Business units were maintained through expansion and acquisitions. The following table contains summarized information about reportable segment profit or loss and segment assets for the periods ended March 31, 2005 and 2006 (in thousands):

	Truck Segment	Construction Equipment Segment	All Other	Totals

Three months ended March 31, 2006

Revenues from external customers	$474,298	$18,939	$4,648	$497,885
Segment income (loss) before taxes	17,078	1,588	(143)	18,523
Segment assets	812,636	21,684	15,301	849,621

Three months ended March 31, 2005

Revenues from external customers	$388,458	$11,291	$2,294	$402,043
Segment income before taxes	11,840	582	73	12,495
Segment assets	656,725	18,705	13,305	688,735

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

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements contained in this Form 10-Q (or otherwise made by the Company or on the Company’s behalf from time to time in other reports, filings with the Securities and Exchange Commission, news releases, conferences, website postings or otherwise) that are not statements of historical fact constitute “forward-looking statements” within the meaning of the Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended, notwithstanding that such statements are not specifically identified. Forward-looking statements include statements about the Company’s financial position, business strategy and plans and objectives of management of the Company for future operations. These forward-looking statements reflect the best judgments of the Company about the future events and trends based on the beliefs of the Company’s management as well as assumptions made by and information currently available to the Company’s management. Use of the words “may,” “should,” “continue,” “plan,” “potential,” “anticipate,” “believe,” “estimate,” “expect” and “intend” and words or phrases of similar import, as they relate to the Company or its subsidiaries or Company management, are intended to identify forward-looking statements but are not the exclusive means of identifying such statements. Forward-looking statements reflect the current view of the Company with respect to future events and are subject to risks and uncertainties that could cause actual results to differ materially from those in such statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, those set forth under Item 1A—Risk Factors in the Company’s 2005 Annual Report on Form 10-K as well as future growth rates and margins for certain of our products and services, future demand for our products and services, competitive factors, general economic conditions, cyclicality, economic conditions in the new and used truck and equipment markets, customer relations, relationships with vendors, the interest rate environment, governmental regulation and supervision, seasonality, distribution networks, product introductions and acceptance, technological change, changes in industry practices, onetime events and other factors described herein and in the Company’s other reports filed with the Securities and Exchange Commission (collectively, “Cautionary Statements”). Although the Company believes that its expectations are reasonable, it can give no assurance that such expectations will prove to be correct. Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described in any forward-looking statements. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the applicable Cautionary Statements. The Company does not intend to update these forward-looking statements.

The following comments should be read in conjunction with the Company’s consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q.

General

Rush Enterprises, Inc. was incorporated in Texas in 1965 and currently consists of two reportable segments: the Truck Segment and the Construction Equipment Segment.

The Company is a full-service, integrated retailer of premium transportation and construction equipment and related services. The Company’s Rush Truck Centers primarily sell heavy-duty trucks manufactured by Peterbilt Motors Company (“Peterbilt”), a division of PACCAR, Inc. (“PACCAR”). Certain Rush Truck Centers sell medium-duty trucks manufactured by Peterbilt, GMC, Hino, UD or Isuzu. The Company also operates a John Deere construction equipment dealership at its Rush Equipment Center in Houston, Texas. Through its strategically located network of Rush Truck Centers and its Rush Equipment Center, the Company provides one-stop service for the needs of its customers, including retail sales of new and used trucks and construction equipment, aftermarket parts sales, service and repair facilities, financing, leasing and rental, and insurance services.

In March 2006, the Company purchased certain assets of Great Southern Peterbilt, Inc., which consisted of a Peterbilt and Hino truck dealership in Jacksonville, Florida, for a total purchase price of $22.0 million. The Company is operating the facility as a full-service Rush Truck Center offering heavy-duty and medium-duty trucks, parts and service. See Note 6, “Acquisitions” of the Notes to the Consolidated Financial Statements for a detailed discussion of the allocation of the purchase price of certain assets of Great Southern Peterbilt, Inc.

The Company’s Rush Truck Centers are principally located in high traffic areas throughout the southern United States. Since commencing operations as a Peterbilt heavy-duty truck dealer in 1966, the Company has grown to operate more than 40 Rush Truck Centers in Alabama, Arizona, California, Colorado, Florida, New Mexico, Oklahoma, Tennessee and Texas.

The Company’s Rush Equipment Center in Houston, Texas provides a full line of John Deere construction equipment for light to medium sized applications, as well as a variety of construction equipment trailers.

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

Other Assets

Other assets consist primarily of goodwill related to acquisitions and other intangible assets. As stated in Note 2, SFAS 142 provides that goodwill and other intangible assets that have indefinite useful lives will not be amortized, but instead must be tested at least annually for impairment, and intangible assets that have finite useful lives should continue to be amortized over their useful lives. SFAS 142 also provides specific guidance for testing goodwill and other non-amortized intangible assets for impairment. SFAS 142 requires management to make certain estimates and assumptions in order to allocate goodwill to reporting units and to determine the fair value of a reporting unit’s net assets and liabilities, including, among other things, an assessment of market condition, projected cash flows, interest rates and growth rates, which could significantly impact the reported value of goodwill and other intangible assets. SFAS 142 requires, in lieu of amortization, an annual impairment review of goodwill. The Company performs its annual review during the fourth quarter of each year and, therefore, did not record an impairment charge related to goodwill during the first quarter of 2006. Management is not aware of any impairment charge, which may be required; however, a change in economic conditions, if one occurs, could result in an impairment charge in the future.

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

Finance and Insurance Revenue Recognition

Finance income related to the sale of a unit is recognized when the finance contract is sold to a finance company. During 2005 and 2006, finance contracts were not retained by the Company for any significant length of time because finance contracts are generally sold to finance companies concurrent with the sale of the related unit. The majority of finance contracts are sold without recourse against the Company. The Company’s liability related to finance contracts sold with recourse is generally limited to 5% to 20% of the outstanding amount of each note initiated on behalf of the finance company. The Company has instituted a finance program that accepts 100% liability, with some restrictions, for the outstanding amount of each note initiated on behalf of the finance company. In order for a contract to be accepted into this finance program, a customer must meet strict credit requirements or maintain a significant equity position in the truck being financed; consequently, approximately 1% of the Company’s portfolio balance related to finance contracts sold by the Company are under this 100% liability finance program and the Company does not expect to finance a significant percentage of its truck sales under this 100% liability finance program in the future. The Company provides for an allowance for repossession losses and early repayment penalties that it may be liable for under finance contracts it has sold.

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

Accounting for Income Taxes

Significant management judgment is required to determine the provisions for income taxes and to determine whether deferred tax assets will be realized in full or in part. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. When it is more likely than not that all or some portion of specific deferred income tax assets will not be realized, a valuation allowance must be established for the amount of deferred income tax assets that are determined not to be realizable. The Company has a valuation allowance related to deferred tax assets in certain states. Accordingly, the facts and financial circumstances impacting the state deferred income tax assets are reviewed quarterly and management’s judgment is applied to determine the amount of valuation allowance required in any given period.

Additionally, despite the Company’s belief that its tax return positions are consistent with applicable tax law, management believes that certain positions may be challenged by taxing authorities. Settlement of any challenge can result in no change, a complete disallowance, or some partial adjustment reached through negotiations. Significant judgment is required in evaluating the Company’s tax contingencies. The Company’s tax contingencies are adjusted in light of changing facts and circumstances. The Company’s income tax expense includes the impact of reserve provisions and changes to reserves that it considers appropriate, as well as related interest. Unfavorable settlement of any particular issue would require use of the Company’s cash and a charge to income tax expense. Favorable resolution would be recognized as a reduction to income tax expense at the time of resolution.

Stock-Based Compensation Expense

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including grants of employee stock options and employee stock purchases under the Employee Stock Purchase Plan based on estimated fair values. SFAS 123(R) supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) for periods beginning in 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R).

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006. The Company’s Consolidated Financial Statements as of and for the three months ended March 31, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Stock-based compensation expense recognized under SFAS 123(R) for the three months ended March 31, 2006 was $964,000, which consisted of stock-based compensation expense related to grants of employee stock options and employee stock purchases under the Employee Stock Purchase Plan. There was no stock-based compensation expense related to grants of employee stock options or employee stock purchases under the Employee Stock Purchase Plan recognized during the three months ended March 31, 2005.

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Consolidated Statement of Operations. Prior to the adoption of SFAS 123(R), the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under SFAS 123. Under the intrinsic value method, no stock-based compensation expense had been recognized in the Company’s Consolidated Statement of Operations because the exercise price of the Company’s stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant.

Stock-based compensation expense recognized during the first quarter of 2006 is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company’s Consolidated Statement of Operations for the first quarter of 2006 included (i) compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123, and (ii) compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). In conjunction with the adoption of SFAS 123(R), compensation expense for all share-based payment awards is recognized using the straight-line single-option method. As stock-based compensation expense recognized in the Consolidated Statement of Operations for the first quarter of 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under SFAS 123 for the periods prior to 2006, the Company accounted for forfeitures as they occurred.

Upon adoption of SFAS 123(R), the Company continues to use the Black-Scholes option-pricing model which was previously used for the Company’s pro forma information required under SFAS 123. For additional information, see Note 5, “Stock Options” of the Notes to Consolidated Financial Statements. The Company’s determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the Company’s expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. Option-pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. Because the Company’s employee stock options have certain characteristics that are significantly different from traded options, and because changes in the subjective assumptions can materially affect the estimated value, in management’s opinion, the existing valuation models may not provide an accurate measure of the fair value of the Company’s employee stock options. Although the fair value of employee stock options is determined in accordance with SFAS 123(R) and SAB 107 using an option-pricing model, that value may not be indicative of the fair value observed in a market transaction between a willing buyer and a willing seller.

See Note 1, “Principles of Consolidation and Basis of Presentation” of the Notes to Consolidated Financial Statements for additional information regarding the adoption of SFAS 123(R).

Results of Operations

The following discussion and analysis includes the Company’s historical results of operations for the three months ended March 31, 2006 and 2005.

The following table sets forth for the periods indicated certain financial data as a percentage of total revenues:

	Three Months Ended March 31,
	2006	2005

New and used truck sales	73.0%	74.4%
Parts and service	21.0	20.6
Construction equipment sales	2.9	2.0
Lease and rental	1.9	1.9
Finance and insurance	0.8	0.8
Other	0.4	0.3
Total revenues	100.0	100.0
Cost of products sold	83.6	84.8
Gross profit	16.4	15.2
Selling, general and administrative	11.4	10.9
Depreciation and amortization	0.6	0.6
Operating income	4.4	3.7
Interest expense, net	0.7	0.6
Gain (loss) on sale	0.0	0.0
Income before income taxes	3.7	3.1
Provision for income taxes	1.4	1.2
Net Income	2.3%	1.9%

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

Revenues

Revenues increased $95.9 million, or 23.9%, from $402.0 million in the first quarter of 2005 to $497.9 million in the first quarter of 2006. Sales of new and used trucks increased $64.3 million, or 21.5%, from $299.0 million in the first quarter of 2005 to $363.3 million in the first quarter of 2006. This increase in revenue is due to continued strong demand for Class 8 trucks.

Unit sales of new Class 8 trucks increased 5.2%, from 2,185 units in the first quarter of 2005 to 2,299 units in the first quarter of 2006. Based on estimates from A.C.T. Research Co., LLC, a truck industry data and forecasting service provider (“A.C.T. Research”), the Company believes that the deliveries of Class 8 trucks in the United States will increase from approximately 259,000 units in 2005 to approximately 275,000 units in 2006. In 2005, the Company retained a 3.9% share of the Class 8 truck sales market in the U.S. Based on internal expansion and communication with our customers, the Company expects to increase this share to approximately 4.0% in 2006, which would result in sale of approximately 11,000 Class 8 trucks based on retail sales of 275,000 units as estimated by A.C.T. Research. Industry expectations are for Class 8 truck sales to decline in 2007 primarily due to new diesel emissions laws, which are expected to increase the cost and reduce the fuel efficiency of diesel engines built on or after January 1, 2007. Some industry experts believe that the drop-off of truck sales in 2007 will begin to recover in the second half of 2007. A.C.T. Research currently estimates U.S. Class 8 truck retail sales to total approximately 180,000 units in 2007.

Unit sales of new medium-duty trucks increased 42.8%, from 624 units in the first quarter of 2005 to 891 units in the first quarter of 2006. In 2005, the Company continued its concerted effort to improve its medium-duty truck sales by adding experienced medium-duty sales personnel and introducing new medium-duty franchises at some of our Rush Truck Centers to complement the existing medium-duty lines sold at such dealerships. During the last half of 2005, the Company made acquisitions of medium-duty truck franchises in Dallas and Texarkana, Texas, Orlando, Florida and Fontana, California. Overall, new medium-duty truck sales revenue increased approximately $16.1 million, or 48.9%, in the first quarter of 2006 compared to the first quarter of 2005. In 2006, the Company expects to continue to add medium-duty franchises to certain dealerships and to increase medium-duty sales and market share compared to 2005. The Company expects to sell approximately 4,000 medium–duty trucks in 2006. A.C.T. Research currently expects demand for Class 5, 6, and 7 medium-duty trucks to remain flat in 2006 and decrease approximately 8.0% in 2007.

Unit sales of used trucks increased 8.0%, from 980 units in the first quarter of 2005 to 1,058 units in the first quarter of 2006. Used truck average revenue per unit increased by 14.3%. Historically, used truck demand is consistent with new truck demand. The Company expects used truck demand to remain high; however, our ability to sell used trucks is ultimately dependent upon our ability to acquire used trucks for resale. The Company expects to sell approximately 4,000 used trucks in 2006 if it is able to acquire a sufficient number of used trucks for resale.

Parts and service sales increased $21.9 million, or 26.4%, from $83.0 million in the first quarter of 2005 to $104.9 million in the first quarter of 2006. The parts and service sales increase was consistent with management’s expectations, which take into account business development combined with price increases for parts and labor. The Company expects parts and service sales to maintain a 20% to 22% growth level during the remainder of 2006.

Sales of new and used construction equipment increased $6.4 million, or 80.0%, from $8.0 million in the first quarter of 2005 to $14.4 million in the first quarter of 2006. During the first quarter of 2006, the Company made a concerted effort to increase its market share in the Houston area. Approximately 2,700 units of construction equipment were put into use in our area of responsibility in 2005, and the construction equipment industry expects to sell approximately 2,840 units of new construction equipment in the Houston area in 2006. John Deere’s market share in the Houston area construction equipment market increased from 17.1% in the first quarter of 2005 to 23.0% in the first quarter of 2006. The Company believes it can increase John Deere’s market share, in the Houston area, to approximately 25% in 2006. Because the Company operates only one construction equipment location, new and used construction equipment revenue can fluctuate significantly from quarter to quarter depending on the mix of product sold and the timing of deliveries.

Lease and rental revenues increased $1.7 million, or 22.1%, from $7.7 million in the first quarter of 2005 to $9.4 million in the first quarter of 2006. This increase in lease and rental revenue is consistent with management’s expectations. The Company expects lease and rental revenue to increase approximately 20% during 2006 compared to 2005 due to an increased number of units in the lease and rental fleet.

Finance and insurance revenues increased $0.9 million, or 28.1%, from $3.2 million in the first quarter of 2005 to $4.1 million in the first quarter of 2006. The Company expects finance and insurance revenues to continue to increase as demand for new and used trucks increases. Finance and insurance revenues have limited direct costs and, therefore, contribute a disproportionate share of the Company’s operating profits.

Other income increased $0.5 million, or 38.5%, from $1.3 million in the first quarter of 2005 to $1.8 million in the first quarter of 2006. Other income revenue is primarily related to the gain on sale realized on trucks from the lease and rental fleet, commissions earned from John Deere for direct manufacturer sales in our area of responsibility, document fees related to truck sales and purchase discounts.

Gross Profit

Gross profit increased $20.7 million, or 34.0%, from $60.9 million in the first quarter of 2005 to $81.6 million in the first quarter of 2006. Gross profit as a percentage of sales increased from 15.2% in the first quarter of 2005 to 16.4% in the first quarter of 2006. This increase is primarily a result of a change in our product mix. Truck sales, a lower margin revenue item, decreased as a percent of total revenue from 74.4% in the first quarter of 2005 to 73.0% in the first quarter of 2006. Parts and service revenue, a higher margin revenue item, increased as a percent of total revenue from 20.6% in the first quarter of 2005 to 21.1% in the first quarter of 2006.

Gross margins on Class 8 truck sales increased from 6.6% in the first quarter of 2005 to 8.4% in the first quarter of 2006. Manufacturers’ incentives for Class 8 trucks accounted for 18.3% of the gross margin in the first quarter of 2005 and 33.3% in the first quarter of 2006. Historically, manufacturers’ incentives have varied significantly on a quarterly basis. Gross margins, excluding manufacturers’ incentives, remained relatively flat at 4.9% in the first quarter of 2005 and 5.0% in the first quarter of 2006. For 2006, the Company expects overall gross margins from Class 8 truck sales of approximately 7.0% to 7.5% compared to 6.7% for fiscal year 2005.

Gross margins on medium-duty truck sales increased from 5.6% in the first quarter of 2005 to 6.3% in the first quarter of 2006. Manufacturers’ incentives for medium-duty trucks accounted for 6.5% of the gross margin in the first quarter of 2005 and the first quarter of 2006. For 2006, the Company expects overall gross margins from medium-duty truck sales of approximately 6.0% to 7.5% compared to 6.2% for fiscal year 2005.

Gross margins on used truck sales decreased from 9.6% in the first quarter of 2005 to 8.3% in the first quarter of 2006. The decrease in gross margins during the first quarter of 2006 is due primarily to low margins recognized on the sale of fleet trade-ins that were placed in inventory during the fourth quarter of 2005. The current challenge for the used truck business is procuring a sufficient quantity of quality used trucks for resale at an acceptable price, in a market where demand is exceeding supply. The Company believes it will be able to continue to achieve margins of approximately 8.0% to 9.0% during the remainder of 2006 due to the high demand for used trucks.

Gross margins from the Company’s parts, service and body shop operations increased from 39.8% in the first quarter of 2005 to 40.6% in the first quarter of 2006. Gross profit dollars for the parts, service and body shop departments increased from $33.0 million in the first quarter of 2005 to $42.6 million in the first quarter of 2006. The Company expects to maintain gross margins of approximately 39.0% to 41.0% for the remainder of 2006.

Gross margins on new and used construction equipment sales remained consistent at 12.0% in the first quarter of 2005 and the first quarter of 2006. The Company expects 2006 gross margins to remain in a range of 10.0% to 12.0%, depending on the product mix, and overall gross profit growth on new and used construction equipment sales to be directly correlated to sales growth.

Gross margins from lease and rental sales decreased from approximately 26.0% in the first quarter of 2005 to 23.9% in the first quarter of 2006. The decrease in gross margins from lease and rental sales is primarily due to the increase in interest rates and the increase in the cost of new trucks for use in the lease and rental fleet. The Company expects to maintain gross margins from lease and rental sales of approximately 22.0% to 24.0% in 2006. The Company’s policy is to depreciate its lease and rental fleet using the shortest depreciable life established by generally accepted accounting principles. This policy results in the Company realizing small gross margins while the unit is in service and a corresponding larger gain on sale when the unit is sold at the end of the lease term.

The increase in finance and insurance revenues and other income, as described above, has limited direct costs and, therefore, contributes a disproportionate share of gross profit.

Selling, General and Administrative Expenses

Selling, General and Administrative (“SG&A”) expenses increased $13.1 million, or 30.0%, from $43.6 million in the first quarter of 2005 to $56.7 million in the first quarter of 2006. This increase is largely attributable to increased commissions on truck sales. On January 1, 2006, the Company implemented Statement No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”) which resulted in stock-based compensation expense of $964,000 for the first quarter of 2006. SG&A expenses as a percentage of sales increased from 10.8% in the first quarter of 2005 to 11.4% in the first quarter of 2006. SG&A expenses as a percentage of sales have historically ranged from 10.0% to 16.0%. The Company expects SG&A expenses as a percentage of sales to remain at the lower end of this range through the remainder of 2006. The Company’s management continually monitors SG&A expenses.

Interest Expense

Net interest expense increased $1.0 million, or 40.0%, from $2.5 million in the first quarter of 2005 to $3.5 million in the first quarter of 2006. The increase in net interest expense in the first quarter of 2006 was the result of having more truck inventory to take advantage of increased demand, which increases the Company’s floor plan debt. Additionally, floor plan interest rates have risen in the last year further increasing the Company’s net interest expense.

Income before Income Taxes

Income before income taxes increased $6.0 million, or 48.0%, from $12.5 million in the first quarter of 2005 to $18.5 million in the first quarter of 2006, as a result of the factors described above. The Company believes that income from continuing operations in 2006 will continue to increase compared to 2005 if demand for trucks remains high.

Provision for Income Taxes

Income taxes from continuing operations increased $2.1 million, or 43.8%, from $4.8 million in the first quarter of 2005 to $6.9 million in the first quarter of 2006. In the first quarter of 2006, the Company has provided for taxes at a 37.5% effective rate compared to 38.5% for the first quarter of 2005.

Liquidity and Capital Resources

The Company’s short-term cash needs are primarily for working capital, including inventory requirements, expansion of existing facilities and acquisitions of new facilities. These short-term cash needs have historically been financed with retention of profits and borrowings under credit facilities available to the Company.

At March 31, 2006, the Company had working capital of approximately $124.1 million, including $121.3 million in cash and cash equivalents, $53.7 million in accounts receivable, $355.6 million in inventories, $1.6 million in prepaid expenses and other, and $4.2 million in deferred tax assets, offset by $307.4 million outstanding under floor plan notes payable, $20.2 million in current maturities of long-term debt, $2.6 million in current maturities of capital lease obligations, $2.9 million in advances outstanding under lines of credit, $26.8 million of trade accounts payable and $52.6 million in accrued expenses. The Company may request working capital advances in the minimum amount of $100,000 from General Electric Capital Corporation (“GE Capital”), its primary truck lender. However, such working capital advances may not cause the total indebtedness owed GE Capital to exceed an amount equal to the wholesale advances made against the then current inventory less any payment reductions then due. There were no working capital advances outstanding under this agreement at March 31, 2006. The Company has three separate secured lines of credit that provide for an aggregate maximum borrowing of $16.8 million. Advances outstanding under these secured lines of credit in aggregate were $2.9 million, with an additional $6.3 million pledged to secure various letters of credit related to self-insurance products, leaving $7.6 million available for future borrowings as of March 31, 2006.

The Company has no material commitments for capital expenditures as of March 31, 2006. However, the Company will continue to purchase vehicles that are necessary to operate its lease and rental division. Furthermore, management will continue to authorize capital expenditures for new dealerships and expansion of existing dealership facilities based on market opportunities.

During the first quarter of 2006, operating activities resulted in net cash provided by operations of $27.4 million. Cash provided by operations was primarily due to net income of $11.6 million coupled with provisions for depreciation and amortization of $6.0 million, an increase of $1.0 million in the stock-based compensation expense related to employee stock options and employee stock purchases under the Employee Stock Purchase Plan, an increase in provisions for deferred income tax of $0.5 million, an increase of accounts payable and accrued expenses of $5.5 million, and a decrease in accounts receivable of $9.8 million, which was offset by increases in inventories of $6.3 million and an increase of $0.6 million in excess tax benefits from stock-based compensation.

During the first quarter of 2006, the Company used $30.3 million in investing activities. This consisted of purchases of property and equipment of $9.5 million and business acquisitions of $22.0 million which were offset by proceeds from the sale of property and equipment of $1.5 million. Property and equipment purchases are primarily related to the purchase of additional units for the rental and leasing operations of $5.8 million during the first quarter of 2006. The Company expects to purchase more trucks for its leasing operations in 2006 based on expected increases in customer demand. The Company expects to make capital expenditures for recurring items such as computers, shop equipment and vehicles of approximately $9.0 million in 2006.

During the first quarter of 2006, the Company used $8.9 million in financing activities. Net cash used in financing activities primarily consisted of an increase in notes payable of $14.5 million, and issuance of shares related to the exercise of employee stock options and employee stock purchases under the Employee Stock Purchase Plan of $0.6 million, and excess tax benefits from stock-based compensation of $0.6 million, offset by net payments of floor plan notes payable of $8.6 million, principal payments on notes payable of $15.7 million. The notes payable primarily relate to the refinancing of the Company’s aircraft.

Substantially all of the Company’s truck purchases are made on terms requiring payment within 15 days or less from the date the trucks are invoiced from the factory. On September 20, 2005, the Company entered into a three-year floor plan financing agreement with GE Capital. Interest under the floor plan financing agreement is payable monthly at a rate equal to LIBOR plus 1.68%. The Company finances substantially all of the purchase price of its new truck inventory and the loan value of its used truck inventory under the floor plan financing agreement with GE Capital under which GE Capital pays the manufacturer directly with respect to new trucks. The Company makes monthly interest payments to GE Capital on the amount financed, but is not required to commence loan principal repayments on any vehicle until such vehicle has been floor planned for 12 months or is sold. The agreement allows for prepayments and working capital advances with monthly adjustments to the interest due on outstanding advances. On March 31, 2006, the Company had approximately $297.5 million outstanding under its floor plan financing agreement with GE Capital.

Substantially all of the Company’s new construction equipment purchases are financed by John Deere and CitiCapital. The Company finances substantially all of the purchase price of its new construction equipment inventory under its floor plan facilities. The agreement with John Deere provides an interest free financing period after which time the amount financed is required to be paid in full. When construction equipment is sold prior to the expiration of the interest free finance period, the Company is required to repay the principal within approximately 10 days of the sale. If the construction equipment financed by John Deere is not sold within the interest free finance period, it is transferred to the CitiCapital floor plan arrangement. The Company makes principal payments for sold inventory to CitiCapital on the 15th day of each month. Used and rental construction equipment is financed to a maximum of book value under a floor plan arrangement with CitiCapital. The Company makes monthly interest payments on the amount financed and is required to commence loan principal repayments on rental construction equipment as book value reduces. Principal payments on used construction equipment sales are made no later than the 15th day of each month following the sale. The loans are collateralized by a lien on the construction equipment. The Company’s floor plan agreements limit the aggregate amount of borrowings based on the book value of new and used construction equipment units. As of March 31, 2006, the Company’s floor plan arrangement with CitiCapital permits the financing of up to $13.5 million in construction equipment. On March 31, 2006, the Company had $3.5 million outstanding under its floor plan financing arrangement with John Deere and $6.2 million outstanding under its floor plan financing arrangement with CitiCapital.

Backlog

On March 31, 2006, the Company’s backlog of truck orders was approximately $650.0 million as compared to a backlog of truck orders of approximately $517.3 million on March 31, 2005. The Company includes only confirmed orders in its backlog. It currently takes between 14 days and six months for the Company to receive delivery of a truck once a customer special order is placed depending on the truck specifications and demand for the particular model ordered. The Company sells the majority of its new trucks by customer special order, with the remainder sold out of inventory. Orders from a number of the Company’s major fleet customers are included in the Company’s backlog as of March 31, 2006.

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

Cyclicality

The Company’s business is dependent on a number of factors relating to general economic conditions, including fuel prices, interest rate fluctuations, economic recessions, environmental and other government regulations and customer business cycles. Unit sales of new trucks have historically been subject to substantial cyclical variation based on these general economic conditions. According to A.C.T. Research, industry-wide domestic retail sales of Class 8 trucks in 2005 totaled approximately 259,000 units. A.C.T. Research currently forecasts U.S. heavy-duty new truck sales to increase to approximately 275,000 units in 2006 and decrease to 180,000 units in 2007. Through geographic expansion, concentration on higher margin parts and service operations and diversification of its customer base, the Company believes it can reduce the negative impact on the Company’s earnings of adverse general economic conditions or cyclical trends affecting the heavy-duty truck industry.

Environmental Standards and Other Governmental Regulations

Our operations are subject to numerous federal, state and local laws and regulations, including laws and regulations designed to protect the environment by regulating the discharge of materials into the environment. EPA diesel emission guidelines have a major impact on our operations. The EPA mandated that diesel engine manufacturers meet new, stricter emissions guidelines regarding nitrous oxides for all engines built subsequent to October 1, 2002 and the EPA has placed additional guidelines, further restricting the emissions of nitrous oxides for all diesel engines built subsequent to January 1, 2007. In early 2002, the heavy-duty truck industry experienced an increased demand for trucks, as it historically has in the months preceding the effective date of a change in EPA emission guidelines; this period of increased demand was followed by a decrease in demand in the months subsequent to the change. The Company believes that the 2007 emission guidelines will cause demand for heavy-duty trucks to remain high through 2006 and the first quarter of 2007. The Company expects a decrease in truck sales during the second and third quarters of 2007 due to the new diesel engine emission guidelines and for sales to rebound in the fourth quarter of 2007. The severity of the decrease in demand for trucks in 2007 will depend upon several factors including, without limitation, new diesel engine prices, the results of tests on the new diesel engines designed to meet the 2007 standards and projected maintenance and operation costs of the new diesel engines and general economic conditions at the time. Industry expectations are for the new engines to add $6,000 to $8,000 to the cost of a new Class 8 truck and increase maintenance and operating costs.

Effects of Inflation

The Company believes that the relatively moderate rate of inflation over the last few years has not had a significant impact on its revenues or profitability. Additionally, the Company does not expect inflation to have any short-term material effect on the sale of its products and services.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk.

Market risk represents the risk of loss that may impact the financial position, results of operations, or cash flows of the Company due to adverse changes in financial market prices, including interest rate risk, and other relevant market rate or price risks.

The Company is exposed to some market risk through interest rates related to our floor plan borrowing arrangements, variable rate debt and discount rates related to finance sales. Floor plan borrowings are based on the LIBOR rate of interest and are used to meet working capital needs. As of March 31, 2006, the Company had floor plan borrowings of approximately $307.4 million. Assuming an increase in the LIBOR rate of interest of 100 basis points, interest expense could increase by approximately $3.1 million in 2006. The interest rate variability on all other debt would not have a material adverse effect on the Company’s financial position or results of operations. The Company provides all customer financing opportunities to various finance providers. The Company receives all finance charges in excess of a negotiated discount rate from the finance providers in the month following the date of the financing. The negotiated discount rate is variable, thus subject to interest rate fluctuations. This interest rate risk is mitigated by the Company’s ability to pass discount rate increases to customers through higher financing rates.

The Company is also exposed to some market risk through interest rates related to the investment of our current cash and cash equivalents of $121.3 million at March 31, 2006. These funds are generally invested in highly liquid money market accounts, government-sponsored enterprises and corporate bonds that do not expose the Company to a loss of principal. As such instruments mature and the funds are reinvested, we are exposed to changes in market interest rates. This risk is mitigated by management’s ongoing evaluation of the best investment rates available for current and noncurrent high quality investments. If market interest rates were to increase or decrease immediately and uniformly by 100 basis points, the Company’s interest income could correspondingly increase or decrease by approximately $1.2 million in 2006. We have not used derivative financial instruments in our investment portfolio.

ITEM 4. Controls and Procedures.

The Company, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2006 to provide reasonable assurance that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There has been no change in the Company’s internal control over financial reporting that occurred during the three months ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings.

From time to time, we are involved in litigation arising out of the Company’s operations in the ordinary course of business. We maintain liability insurance, including product liability coverage, in amounts deemed adequate by management. To date, aggregate costs to us for claims, including product liability actions, have not been material. However, an uninsured or partially insured claim, or claim for which indemnification is not available, could have a material adverse effect on the Company’s financial condition or results of operations. We believe that there are no claims or litigation pending, the outcome of which could have a material adverse effect on the Company’s financial position or results of operations. However, due to the inherent uncertainty of litigation, there can be no assurance that the resolution of any particular claim or proceeding would not have a material adverse effect on the Company’s results of operations for the fiscal period in which such resolution occurred.

ITEM 1A. Risk Factors.

There have been no material changes in our risk factors from those disclosed in our 2005 Annual Report on Form 10-K.

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

3.2           Bylaws of the Registrant, as amended and restated (incorporated herein by reference to Exhibit 3.3 of the Company’s Form 8-A (File No. 000-20797) filed July 9, 2002).

10.1         Amendment to Continuing Guaranty, dated March 6, 2006, by and between General Electric Capital Corporation and Rush Enterprises, Inc. (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 0-20797) filed April 28, 2006).

10.2         Continuing Guaranty, dated September 20, 2005, by and between General Electric Capital Corporation and Rush Enterprises, Inc. (incorporated herein by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K (File No. 000-20797) filed September 23, 2005).

*31.1       Certification of CEO pursuant to Rules 13a-14(a) and 15d-14(a) adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2       Certification of CFO pursuant to Rules 13a-14(a) and 15d-14(a) adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**32.1    Certification of CEO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**32.2    Certification of CFO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*   filed herewith

** furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RUSH ENTERPRISES, INC.

Date:	May 10, 2006	By	/S/ W.M. “RUSTY” RUSH
W.M. “Rusty” Rush
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 10, 2006	By:	/S/ MARTIN A. NAEGELIN, JR.
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