Form 10-Q
period 2006-06-30
RUSH ENTERPRISES INC \TX\
filed 2006-08-09
CIK 1012019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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
Yes ☐                    No  ☒

Indicated below is the number of shares outstanding of the registrant’s common stock, as of August 7, 2006.

Number of
Shares
Title of Class	Outstanding
Class A Common Stock, $.01 Par Value	17,036,656
Class B Common Stock, $.01 Par Value	8,063,915

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

JUNE 30, 2006 AND DECEMBER 31, 2005

(In Thousands, Except Shares)

	June 30,	December 31,
	2006	2005
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$140,502	$133,069
Accounts receivable, net	58,350	63,473
Inventories	415,553	338,212
Prepaid expenses and other	1,999	1,829
Deferred income taxes, net	4,557	3,856

Total current assets	620,961	540,439

Property and equipment, net	224,729	196,161

Goodwill, net	110,220	100,725

Other assets, net	2,807	2,909

Total assets	$958,717	$840,234

Liabilities and shareholders’ equity
Current liabilities:
Floor plan notes payable	$374,942	$315,985
Current maturities of long-term debt	24,126	18,807
Current maturities of capital lease obligations	2,651	2,277
Advances outstanding under lines of credit	3,154	2,755
Trade accounts payable	28,575	23,327
Accrued expenses	57,649	51,151

Total current liabilities	491,097	414,302

Long-term debt, net of current maturities	123,387	114,345
Capital lease obligations, net of current maturities	14,543	14,628
Deferred income taxes, net	23,958	23,339

Shareholders’ equity:
Preferred stock, par value $.01 per share; 1,000,000 shares authorized; 0 shares outstanding in 2005 and 2006	—	—
Common stock, par value $.01 per share; 40,000,000 Class A shares and 10,000,000 Class B shares authorized; 16,770,060 Class A shares and 7,895,863 Class B shares outstanding in 2005; and 17,011,268 Class A shares and 8,059,915 Class B shares outstanding in 2006	251	247
Additional paid-in capital	168,267	162,603
Retained earnings	137,214	110,770

Total shareholders’ equity	305,732	273,620

Total liabilities and shareholders’ equity	$958,717	$840,234

The accompanying notes are an integral part of these consolidated financial statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Shares and Per Share Amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenues:
New and used truck sales	$423,717	$343,940	$787,064	$642,871
Parts and service	112,449	91,990	217,316	174,999
Construction equipment sales	15,706	11,743	30,140	19,719
Lease and rental	10,239	8,387	19,619	16,090
Finance and insurance	5,005	4,073	9,070	7,236
Other	2,122	1,684	3,914	2,945

Total revenues	569,238	461,817	1,067,123	863,860

Cost of products sold:
New and used truck sales	393,298	320,481	727,470	598,851
Parts and service	66,068	53,173	128,347	103,179
Construction equipment sales	14,008	10,077	26,706	17,095
Lease and rental	7,898	6,336	15,034	12,038

Total cost of products sold	481,272	390,067	897,557	731,163

Gross profit	87,966	71,750	169,566	132,697

Selling, general and administrative	57,572	47,698	114,228	91,306

Depreciation and amortization	3,106	2,590	6,014	5,003

Operating income	27,288	21,462	49,324	36,388

Interest expense, net	3,518	3,217	7,064	5,711

Gain on sale of assets	17	22	50	85

Income before income taxes	23,787	18,267	42,310	30,762

Provision for income taxes	8,920	7,032	15,866	11,843

Net income	$14,867	$11,235	$26,444	$18,919

Earnings per common share – Basic	$.59	$.47	$1.06	$.79
Earnings per common share – Diluted	$.59	$.45	$1.05	$.76

Weighted average shares outstanding:
Basic	24,998	24,064	24,853	23,998
Diluted	25,215	24,855	25,174	24,826

The accompanying notes are an integral part of these consolidated financial statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

 (In Thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2006	2005

Cash flows from operating activities:
Net income	$26,444	$18,919
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	12,549	9,890
(Gain) on sale of property and equipment	(381)	(98)
Stock-based compensation expense related to stock options and employee stock purchases	1,895	—
Provision for deferred income tax expense	(82)	(9)
Tax benefit realized from exercise of stock options by employees	—	1,080
Change in accounts receivable, net	5,118	(19,983)
Change in inventories	(65,940)	(82,689)
Change in prepaid expenses and other, net	(170)	133
Change in trade accounts payable	5,248	4,339
Change in accrued expenses	6,485	742

Net cash (used in) operating activities	(8,834)	(67,676)

Cash flows from investing activities:
Acquisition of property and equipment	(42,110)	(26,473)
Proceeds from the sale of property and equipment	3,026	2,728
Business acquisitions	(22,477)	(56,127)
Change in other assets	61	(57)

Net cash (used in) investing activities	(61,500)	(79,929)

Cash flows from financing activities:
Proceeds from long-term debt	36,398	9,231
Proceeds from capital lease obligations	2,426	9,906
Principal payments on long-term debt	(22,037)	(12,030)
Principal payments on capital lease obligations	(2,137)	(434)
Draws on lines of credit, net	399	317
Draws on floor plan notes payable, net	58,957	76,905
Issuance of shares relating to employee stock options and employee stock purchases	1,629	1,106
Excess tax benefits from stock-based compensation	2,144	—
(Expenses) related to stock offering	—	(71)
Debt issuance costs	(12)	(47)

Net cash provided by financing activities	77,767	84,883

Net increase (decrease) in cash and cash equivalents	7,433	(62,722)

Cash and cash equivalents, beginning of period	133,069	158,175

Cash and cash equivalents, end of period	$140,502	$95,453

Supplemental disclosure of cash flow information:
Cash paid during the period for-
Interest	$7,372	$5,164
Income taxes	$12,366	$9,777

The accompanying notes are an integral part of these consolidated financial statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1 — Principles of Consolidation and Basis of Presentation

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

Stock-Based Compensation Expense

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including grants of stock options and employee stock purchases under the Company’s Employee Stock Purchase Plan based on estimated fair values. SFAS 123(R) supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) for periods beginning in 2006.  In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R).

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006.  The Company’s Consolidated Financial Statements as of June 30, 2006 and for the three and six months ended June 30, 2006 reflect the impact of SFAS 123(R).  In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R).  As a result of adopting SFAS 123(R), the Company’s income before income taxes is $931,000 lower for the three months ended June 30, 2006 and net income is $582,000 lower for the three months ended June 30, 2006, than if it had continued to account for share-based compensation under APB 25.  As a result of adopting SFAS 123(R), the Company’s income before income taxes is $1,895,000 lower for the six months ended June 30, 2006 and net income is $1,184,000 lower for the six months ended June 30, 2006, than if it had continued to account for share-based compensation under APB 25.    Basic and diluted earnings per share for the three months ended June 30, 2006 are each $0.02 lower than if the Company had continued to account for share based compensation under APB 25.  Basic and diluted earnings per share for the six months ended June 30, 2006 are each $0.05 lower than if the Company had continued to account for share-based compensation under APB 25.

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

Stock-based compensation expense recognized during the three months and six months ended June 30, 2006 is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period.  Stock-based compensation expense recognized in the Company’s Consolidated Statement of Operations for the three months and six months ended June 30, 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R).  In conjunction with the adoption of SFAS 123(R), compensation expense for all share-based payment awards is recognized using the straight-line single-option method.  As stock-based compensation expense recognized in the Consolidated Statement of Operations for the three months and six months ended June 30, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures.  SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  In the Company’s pro forma information required under SFAS 123 for the periods prior to 2006, the Company accounted for forfeitures as they occurred.

Upon adoption of SFAS 123(R), the Company continues to use the Black-Scholes option-pricing model which was previously used for the Company’s pro forma information required under SFAS 123. For additional information, see Note 5. The Company’s determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables.  These variables include, but are not limited to, the Company’s expected stock price volatility over the term of the awards, and actual and projected stock option exercise behaviors.  Option-pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable.  Because the Company’s stock options have certain characteristics that are significantly different from traded options, and because changes in the subjective assumptions can materially affect the estimated value, in management’s opinion, the existing valuation models may not provide an accurate measure of the fair value of the Company’s stock options.  Although the fair value of stock options is determined in accordance with SFAS 123(R) and SAB 107 using an option-pricing model, that value may not be indicative of the fair value observed in a market transaction between a willing buyer and a willing seller.

2 – Goodwill and Other Intangible Assets

The Company is required to perform an annual impairment review of goodwill.  The Company performs its annual review during the fourth quarter of each year and, therefore, did not record an impairment charge related to goodwill during the second quarter of 2006.  Management is not aware of any impairment charge that may be required; however, a change in economic conditions, if one occurs, could result in an impairment charge in the future.

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

The Company is involved in various claims and legal actions arising in the ordinary course of business.  The Company believes it is unlikely that the final outcome of any of the claims or proceedings to which the Company is a party would have a material adverse effect on the Company’s financial position or results of operations; however, due to the inherent uncertainty of litigation, there can be no assurance that the resolution of any particular claim or proceeding would not have a material adverse effect on the Company’s financial condition or results of operations for the fiscal period in which such resolution occurred.

4 — Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Numerator:
Numerator for basic and diluted earnings per share, net income available to common shareholders	$14,867,000	$11,235,000	$26,444,000	$18,919,000

Denominator:
Denominator for basic earnings per share, adjusted weighted average shares outstanding	24,998,226	24,064,146	24,853,185	23,998,180
Effect of dilutive securities:
Employee and Director stock options	216,438	790,637	321,160	828,279
Denominator for diluted earnings per share, adjusted weighted average shares outstanding and assumed conversions	25,214,664	24,854,783	25,174,345	24,826,459

Basic earnings per common share	$.59	$.47	$1.06	$.79

Diluted earnings per common share and common share equivalents	$.59	$.45	$1.05	$.76

5 — Stock Options

Employee Stock Purchase Plan

The Company has implemented an Employee Stock Purchase Plan that allows eligible employees to contribute up to 10% of their base earnings toward the semi-annual purchase of the Company’s Class A Common Stock. The employee’s purchase price is 85% of the lesser of the closing price of the Class A Common Stock on the first business day or the last business day of the semi-annual offering period, as reported by The Nasdaq National Market®. Employees may purchase shares having a fair market value of up to $25,000 (measured as of the first day of each semi-annual offering period) for each calendar year.  Under the Employee Stock Purchase Plan, 600,000 shares of the Company’s Class A Common Stock have been reserved for issuance.  During the six months ended June 30, 2005, the Company issued 12,793 shares under the Employee Stock Purchase Plan.  During the six months ended June 30, 2006, the Company issued 19,376 shares under the Employee Stock Purchase Plan.

Non-Employee Director Stock Option Plan

The Board of Directors and shareholders adopted the Rush Enterprises, Inc. 2006 Non-Employee Director Stock Option Plan (the “Director Plan”), reserving 1,000,000 shares of Class A Common Stock for issuance upon exercise of any awards granted under the Plan. This Director Plan replaced the Company’s Amended and Restated 1997 Non-Employee Director Stock Option Plan (the “1997 Director Plan”) effective May 17, 2006.  The Director Plan is designed to attract and retain highly qualified non-employee directors.  Each non-employee director receives options to purchase 20,000 shares of the Company’s Class A Common Stock upon their respective date of appointment and each year on the date that they are elected or reelected by the shareholders to serve on the Board of Directors.  Each option has a ten year term from the grant date and vests immediately.  During the six months ended June 30, 2005, the Company granted 80,000 options of Class A Common Stock under the 1997 Director Plan.  During the six months ended June 30, 2006, the Company granted 80,000 options of Class A Common Stock under the 1997 Director Plan.

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

The aggregate number of shares of common stock subject to stock options or SARs that may be granted to any one participant in any year under the Incentive Plan is 100,000 shares of Class A Common Stock and 100,000 shares of Class B

Common Stock.  Each option has a ten year term from the grant date and vests in three equal annual installments beginning on the third anniversary of the grant date.  The Company has 2,600,000 shares of Class A Common Stock and 1,400,000 shares of Class B Common Stock reserved for issuance upon exercise of any awards granted under the Company’s Incentive Plan.  During the six months ended June 30, 2005, the Company granted 288,325 options under the Incentive Plan.  During the six months ended June 30, 2006, the Company granted 319,125 options under the Incentive Plan.

Valuation and Expense Information under SFAS 123(R)

On January 1, 2006, the Company adopted SFAS 123(R), which requires the measurement and recognition of compensation expense for all share-based payment awards made to the Company’s employees and directors including stock options and employee stock purchases related to the Employee Stock Purchase Plan based on estimated fair values.  Stock-based compensation expense related to stock options and employee stock purchases under SFAS 123(R) for the three months ended June 30, 2006 was recorded as Selling, General & Administrative expense in the amount of $931,000.  Stock-based compensation expense related to stock options and employee stock purchases under SFAS 123(R) for the six months ended June 30, 2006 was $1,895,000. There was no stock-based compensation expense related to stock options and employee stock purchases recognized during the three and six months ended June 30, 2005.

Prior to the adoption of SFAS 123(R), the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows.  SFAS 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows.  For the six months ended June 30, 2006, the $2.1 million excess tax benefit classified as a financing cash inflow would have been classified as an operating cash inflow if the Company had not adopted SFAS 123(R).  Cash received from options exercised under all share-based payment arrangements for the six months ended June 30, 2006 was $1.6 million.

In March 2005, the Company granted options under the Incentive Plan to purchase an aggregate of 288,325 shares of Class A Common Stock.  In March 2006, the Company granted options under the Incentive Plan to purchase an aggregate of 319,125 shares of Class A Common Stock.  In each of May 2005 and May 2006, the Company granted options under the 1997 Director Plan to purchase an aggregate of 80,000 shares of Class A Common Stock.

The table below reflects pro forma net income and diluted net income per share for the three months and six months ended June 30, 2005 as follows (in thousands except per share amounts):

	Three Months Ended	Six Months Ended
	June 30, 2005	June 30, 2005

Net income as reported for the prior period (1)	$11,235	$18,919
Stock-based compensation expense related to stock options and employee stock purchases	740	1,064
Tax benefit	288	418
Stock-based compensation expense related to stock options and employee stock purchases, net of tax	452	646

Net income, including the effect of stock-based compensation expense	$10,783	$18,273

Basic net income per share – as reported for the prior period (1)	$0.47	$0.79
Basic net income per share, including the effect of stock-based compensation expense	0.45	0.76

Diluted net income per share – as reported for the prior period (1)	$0.45	$0.76
Diluted net income per share, including the effect of stock-based compensation expense	0.43	0.74

(1)  Net income and net income per share prior to 2006 did not include stock-based compensation expense for stock options and  employee stock purchases under SFAS 123 because the Company did not adopt the recognition provisions of SFAS 123.

Upon adoption of SFAS 123(R), the Company continues to use the Black-Scholes option-pricing model which was previously used for the Company’s pro forma information required under SFAS 123.

The following table reflects the weighted-average fair value of stock options granted during each period using the Black-Scholes option valuation model with the following weighted-average assumptions used:

	Three Months Ended		Six Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Expected stock volatility	32.2%	34.5%	26.9%	25.1%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	4.69%	4.00%	4.69%	4.10%
Expected life (years)	5	7	6.6	7
Weighted-average fair value of stock options granted	$6.82	$6.97	$7.45	$5.40

The Company computes its historical stock price volatility in accordance with SFAS 123(R).   The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.  The dividend yield assumption is based on the Company’s history and expectation of dividend payouts.  The expected life of stock options represents the weighted-average period the stock options are expected to remain outstanding.

A summary of the Company’s stock option activity and related information as of June 30, 2006 and changes during the six months ended June 30, 2006 follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Life (in Years)	Value

Balance at January 1, 2006	1,719,820	$7.48
Granted	399,125	19.20
Exercised	(385,967)	3.64
Forfeited	(20,950)	8.94

Balance at June 30, 2006	1,712,028	$11.06	7.76	$11,726,038

Vested and Exercisable at June 30, 2006	458,571	$8.89	7.14	$4,035,476

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s Class A Common Stock closing price of $17.52 as of June 30, 2006.  The total intrinsic value of options exercised during the six months ended June 30, 2006 was $5.6 million and the total intrinsic value of options exercised during the six months ended June 30, 2005 was $2.8 million.

A summary of the status of the Company’s non-vested shares as of June 30, 2006 and changes during the six months ended June 30, 2006 follows:

		Weighted
		Average
		Grant Date
Non-vested Shares	Shares	Fair Value

Non-vested at January 1, 2006	1,365,950	$4.05
Granted	399,125	7.45
Vested	(490,668)	3.19
Forfeited	(20,950)	4.63

Non-vested at June 30, 2006	1,253,457	$5.26

As of June 30, 2006, there was $4.0 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Incentive Plan.  That cost is expected to be recognized over a weighted-

average period of 3.5 years.  The total fair value of options vested during the six months ended June 30, 2006 was $2.8 million and during the six months ended June 30, 2005 was $2.2 million.

 6 — Acquisitions

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

The Great Southern Peterbilt, Inc. acquisition was accounted for as a purchase; operations of the business acquired are included in the accompanying consolidated financial statements from the date of the acquisition.  Pro forma information is not included because Great Southern Peterbilt’s results of operations would not have a material effect on the Company’s financial statements.  The purchase price was allocated based on the fair values of the assets at the date of acquisition as follows (in thousands):

Inventories	$10,525
Property and equipment	2,475
Accrued expenses	(18)
Goodwill	9,001

Total	$21,983

All of the goodwill acquired in the Great Southern Peterbilt, Inc. acquisition will be amortized over 15 years for tax purposes.

7 — Segment Information

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

The accounting policies of the segments are the same as those described in the summary of significant accounting policies contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. The Company evaluates performance based on income before income taxes not including extraordinary items.

The Company accounts for intersegment sales and transfers as if the sales or transfers were to third parties; that is, at current market prices. There were no material intersegment sales during the quarters ended June 30, 2006 and 2005.

The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately because each business unit requires different technology and marketing strategies. Business units were maintained through expansion and acquisitions.  The following table contains summarized information about reportable segment profit or loss and segment assets for the periods ended June 30, 2005 and 2006 (in thousands):

	Truck Segment	Construction Equipment Segment	All Other	Totals

Three months ended June 30, 2006

Revenues from external customers	$543,858	$20,248	$5,132	$569,238
Segment income before taxes	21,777	1,638	372	23,787
Segment assets	915,059	25,645	18,013	958,717

Six months ended June 30, 2006

Revenues from external customers	$1,018,156	$39,187	$9,780	$1,067,123
Segment income before taxes	38,855	3,226	229	42,310
Segment assets	915,059	25,645	18,013	958,717

Three months ended June 30, 2005

Revenues from external customers	$442,504	$16,277	$3,036	$461,817
Segment income before taxes	16,002	1,896	369	18,267
Segment assets	702,167	22,577	12,464	737,208

Six months ended June 30, 2005

Revenues from external customers	$830,962	$27,568	$5,330	$863,860
Segment income before taxes	27,842	2,478	442	30,762
Segment assets	702,167	22,577	12,464	737,208

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements contained in this Form 10-Q (or otherwise made by the Company or on the Company’s behalf from time to time in other reports, filings with the SEC, news releases, conferences, website postings or otherwise) that are not statements of historical fact constitute “forward-looking statements” within the meaning of the Section 27A of Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended (the “Exchange Act”), notwithstanding that such statements are not specifically identified. Forward-looking statements include statements about the Company’s financial position, business strategy and plans and objectives of management of the Company for future operations.  These forward-looking statements reflect the best judgments of the Company about the future events and trends based on the beliefs of the Company’s management as well as assumptions made by and information currently available to the Company’s management.  Use of the words “may,” “should,” “continue,” “plan,” “potential,” “anticipate,” “believe,” “estimate,” “expect” and “intend” and words or phrases of similar import, as they relate to the Company or its subsidiaries or Company management, are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.  Forward-looking statements reflect the current view of the Company with respect to future events and are subject to risks and uncertainties that could cause actual results to differ materially from those in such statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, those set forth under Item 1A—Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (as updated in Part II, Item 1A of this Quarterly Report on Form 10-Q) as well as future growth rates and margins for certain of our products and services, future demand for our products and services, competitive factors, general economic conditions, cyclicality, economic conditions in the new and used truck and equipment markets, customer relations, relationships with vendors, the interest rate environment, governmental regulation and supervision, seasonality, distribution networks, product introductions and acceptance, technological change, changes in industry practices, onetime events and other factors described herein and in the Company’s other reports filed with the SEC (collectively, “Cautionary Statements”). Although the Company believes that its expectations are reasonable, it can give no assurance that such expectations will prove to be correct. Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described in any forward-looking statements. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the applicable Cautionary Statements. The Company does not intend to update these forward-looking statements.

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

The Company’s Rush Equipment Center in Houston, Texas provides a full line of John Deere construction equipment, as well as a variety of construction equipment trailers.

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

Goodwill

The Company applies the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets (“SFAS 142”), in accounting for goodwill.  SFAS 142 requires that goodwill and other intangible assets that have indefinite useful lives may not be amortized, but instead must be tested at least annually for impairment, and intangible assets that have finite useful lives should continue to be amortized over their useful lives.  SFAS 142 also provides specific guidance for testing goodwill and other non-amortized intangible assets for impairment.  SFAS 142 requires management to make certain estimates and assumptions in order to allocate goodwill to reporting units and to determine the fair value of a reporting unit’s net assets and liabilities, including, among other things, an assessment of market condition, projected cash flows, interest rates and growth rates, which could significantly impact the reported value of goodwill and other intangible assets.  SFAS 142 requires, in lieu of amortization, an annual impairment review of goodwill.  The Company performs its annual review during the fourth quarter of each year and, therefore, did not record an impairment charge related to goodwill during the second quarter of 2006.  Management is not aware of any impairment charge, which may be required; however, a change in economic conditions, if one occurs, could result in an impairment charge in the future.

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

The Company arranges financing for customers through various financial institutions and receives a commission from the lender equal to either the difference between the interest rates charged to customers over the predetermined interest rates set by the financing institution or a commission for the placement of contracts. The Company also receives commissions from the sale of various insurance products and extended service contracts to customers.  Revenue is recognized by the Company upon the sale of such finance and insurance contracts to the finance and insurance companies net of a provision for estimated repossession losses and interest charge backs. The Company is not the obligor under any of these contracts. In the case of finance contracts, a customer may prepay, or fail to pay, thereby terminating the contract. If the customer terminates a retail finance contract or other insurance product prior to scheduled maturity, a portion of the commissions previously paid to the Company may be charged back to the Company depending on the terms of the relevant contracts. The estimate of ultimate charge back exposure is based on the Company’s historical charge back expense arising from similar contracts, including the impact of refinance and default rates on retail finance contracts and cancellation rates on other insurance products. The actual amount of historical charge-backs has not been significantly different than the Company’s estimates.

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

Stock-Based Compensation Expense

On January 1, 2006, the Company adopted SFAS 123(R), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including grants of stock options and employee stock purchases under the Company’s Employee Stock Purchase Plan based on estimated fair values. SFAS 123(R) supersedes the Company’s previous accounting under APB 25 for periods beginning in 2006. In March 2005, the SEC issued SAB 107 relating to SFAS 123(R).

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006.  The Company’s Consolidated Financial Statements as of June 30, 2006 and for the three and six months ended June 30, 2006 reflect the impact of SFAS 123(R).  In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R).  Stock-based compensation expense recognized under SFAS 123(R) for the three months ended June 30, 2006 was $931,000 and for the six months ended June 30, 2006 was

$1,895,000, which consisted of stock-based compensation expense related to grants of stock options and employee stock purchases under the Employee Stock Purchase Plan.  There was no stock-based compensation expense related to grants of stock options or employee stock purchases under the Employee Stock Purchase Plan recognized during the three and six months ended June 30, 2005.

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

Stock-based compensation expense recognized during the three months and six months ended June 30, 2006 is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period.  Stock-based compensation expense recognized in the Company’s Consolidated Statement of Operations for the three months and six months ended June 30, 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R).  In conjunction with the adoption of SFAS 123(R), compensation expense for all share-based payment awards is recognized using the straight-line single-option method.  As stock-based compensation expense recognized in the Consolidated Statement of Operations for the three months and six months ended June 30, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures.  SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  In the Company’s pro forma information required under SFAS 123 for the periods prior to 2006, the Company accounted for forfeitures as they occurred.

Upon adoption of SFAS 123(R), the Company continues to use the Black-Scholes option-pricing model which was previously used for the Company’s pro forma information required under SFAS 123. For additional information, see Note 5, “Stock Options” of the Notes to Consolidated Financial Statements. The Company’s determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the Company’s expected stock price volatility over the term of the awards, and actual and projected stock option exercise behaviors. Option-pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. Because the Company’s stock options have certain characteristics that are significantly different from traded options, and because changes in the subjective assumptions can materially affect the estimated value, in management’s opinion, the existing valuation models may not provide an accurate measure of the fair value of the Company’s stock options. Although the fair value of stock options is determined in accordance with SFAS 123(R) and SAB 107 using an option-pricing model, that value may not be indicative of the fair value observed in a market transaction between a willing buyer and a willing seller.

See Note 1, “Principles of Consolidation and Basis of Presentation,” of the Notes to Consolidated Financial Statements for additional information regarding the adoption of SFAS 123(R).

Results of Operations

The following discussion and analysis includes the Company’s historical results of operations for the three months and six months ended June 30, 2006 and 2005.

The following table sets forth for the periods indicated certain financial data as a percentage of total revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
New and used truck sales	74.4%	74.5%	73.8%	74.4%
Parts and service	19.8	19.9	20.4	20.3
Construction equipment sales	2.8	2.5	2.8	2.3
Lease and rental	1.8	1.8	1.8	1.9
Finance and insurance	0.9	0.9	0.8	0.8
Other	0.3	0.4	0.4	0.3
Total revenues	100.0	100.0	100.0	100.0
Cost of products sold	84.5	84.5	84.1	84.6
Gross profit	15.5	15.5	15.9	15.4
Selling, general and administrative	10.1	10.3	10.7	10.6
Depreciation and amortization	0.6	0.6	0.6	0.6
Operating income	4.8	4.6	4.6	4.2
Interest expense, net	0.6	0.7	0.6	0.7
Gain on sale of assets	0.0	0.0	0.0	0.0
Income before income taxes	4.2	3.9	4.0	3.5
Provision for income taxes	1.6	1.5	1.5	1.4
Net Income	2.6%	2.4%	2.5%	2.1%

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005

Revenues

Revenues increased $107.4 million, or 23.3%, from $461.8 million in the second quarter of 2005 to $569.2 million in the second quarter of 2006. Sales of new and used trucks increased $79.8 million, or 23.2%, from $343.9 million in the second quarter of 2005 to $423.7 million in the second quarter of 2006.  This increase in new and used truck revenue is due to strong demand for Class 8 trucks, increased sales of medium-duty trucks due to acquisitions and strong demand, and strong demand for used trucks.

Unit sales of new Class 8 trucks increased 9.2%, from 2,469 units in the second quarter of 2005 to 2,695 units in the second quarter of 2006.  Based on estimates from A.C.T. Research Co., LLC, a truck industry data and forecasting service provider (“A.C.T. Research”), the Company believes that sales of Class 8 trucks in the United States will increase from approximately 259,000 units in 2005 to approximately 286,000 units in 2006.  In 2005, the Company retained a 3.9% share of the Class 8 truck sales market in the U.S.  The Company expects to maintain this share of the Class 8 truck sales market in 2006, which would result in the sale of approximately 11,000 Class 8 trucks based on retail sales of 286,000 units as estimated by A.C.T. Research.  Industry expectations are for Class 8 truck sales to decline in 2007 primarily due to new diesel emissions laws, which are expected to increase the cost and potentially reduce the fuel efficiency of diesel engines built on or after January 1, 2007.  Industry analysts believe that second and third quarter 2007 Class 8 truck sales will be down more significantly relative to 2006 than first quarter 2007 sales and that Class 8 truck sales will begin to recover in the fourth quarter of 2007.  A.C.T. Research currently estimates U.S. Class 8 truck retail sales to total approximately 180,000 units in 2007.

Unit sales of new medium-duty trucks increased 74.0%, from 681 units in the second quarter of 2005 to 1,185 units in the second quarter of 2006.  The Company continues its concerted effort to improve its medium-duty truck sales by adding experienced medium-duty sales personnel and introducing new medium-duty franchises at some of the Company’s Rush Truck Centers to complement the existing medium-duty lines sold at such dealerships.  Since July of 2005, the Company has acquired medium-duty truck franchises in Dallas and Texarkana, Texas, Orlando and Jacksonville, Florida and Fontana,

California.  Overall, new medium-duty truck sales revenue increased approximately $26.1 million, or 65.6%, in the second quarter of 2006 compared to the second quarter of 2005.  A.C.T. Research currently expects United States retail sales of Class 5, 6, and 7 medium-duty trucks to increase from approximately 214,000 in 2005 to 227,000 in 2006.  The Company expects to sell approximately 4,500 medium—duty trucks in 2006, compared to 2,807 in 2005.  A.C.T. Research expects United States retail sales of Class 5, 6, and 7 medium-duty trucks to decrease approximately 13% in 2007 to 197,000 units, however, the Company expects to continue to add medium-duty franchises to certain dealerships and to increase medium-duty sales and market share compared to 2006.

Unit sales of used trucks increased 9.2%, from 874 units in the second quarter of 2005 to 954 units in the second quarter of 2006.  Used truck average revenue per unit increased by 4.2%.  Historically, used truck demand is consistent with new truck demand.  The Company expects used truck demand to remain high; however, the Company’s ability to sell used trucks is ultimately dependent upon its ability to acquire used trucks for resale.  The Company expects to sell approximately 4,000 used trucks in 2006.

Parts and service sales increased $20.4 million, or 22.2%, from $92.0 million in the second quarter of 2005 to $112.4 million in the second quarter of 2006.  The parts and service sales increase was consistent with management’s expectations, which take into account general economic conditions, successful business development and price increases for parts and labor.  The Company expects parts and service sales to maintain a 20% to 22% growth level during the remainder of 2006.

Sales of new and used construction equipment increased $4.0 million, or 34.2%, from $11.7 million in the second quarter of 2005 to $15.7 million in the second quarter of 2006.  During the second quarter of 2006, the Company made a concerted effort to increase its market share in the Houston area.  Approximately 2,700 units of construction equipment were put into use in the Company’s area of responsibility in 2005, and the construction equipment industry expects to sell approximately 2,840 units of new construction equipment in the Houston area in 2006.  John Deere’s market share in the Houston area construction equipment market increased from 18.6% in the second quarter of 2005 to 21.6% in the second quarter of 2006.  The Company believes it can increase John Deere’s market share, in the Houston area, to approximately 25% in 2006.

Lease and rental revenues increased $1.8 million, or 21.4%, from $8.4 million in the second quarter of 2005 to $10.2 million in the second quarter of 2006.  This increase in lease and rental revenue is consistent with management’s expectations.  The Company expects lease and rental revenue to increase approximately 20% during 2006 compared to 2005 due to an increased number of units in the lease and rental fleet.

Finance and insurance revenues increased $0.9 million, or 22.0%, from $4.1 million in the second quarter of 2005 to $5.0 million in the second quarter of 2006.  The Company expects finance and insurance revenues to continue to increase relative to 2005 as sales of new and used trucks remain strong.  Finance and insurance revenues have limited direct costs and, therefore, contribute a disproportionate share of the Company’s operating profits.

Other income increased $0.4 million, or 23.5%, from $1.7 million in the second quarter of 2005 to $2.1 million in the second quarter of 2006.  Other income revenue is primarily related to the gain on sale realized on trucks from the lease and rental fleet, commissions earned from John Deere for direct manufacturer sales in our area of responsibility, document fees related to truck sales and purchase discounts.

Gross Profit

Gross profit increased $16.2 million, or 22.6%, from $71.8 million in the second quarter of 2005 to $88.0 million in the second quarter of 2006.  Gross profit as a percentage of sales was 15.5% in the second quarter of 2005 and the second quarter of 2006.  Truck sales, a lower margin revenue item, remained relatively flat as a percent of total revenue at 74.5% in the second quarter of 2005 and 74.4% in the second quarter of 2006.  Parts and service revenue, a higher margin revenue item, also remained relatively flat as a percent of total revenue at 19.9% in the second quarter of 2005 and 19.8% in the second quarter of 2006.

Gross margins on Class 8 truck sales increased from 6.4% in the second quarter of 2005 to 6.8% in the second quarter of 2006.  Manufacturers’ incentives for Class 8 trucks accounted for 17.1% of the gross margin in the second quarter of 2005 and 16.1% in the second quarter of 2006. Historically, manufacturers’ incentives have varied significantly on a quarterly basis.  For 2006, the Company expects overall gross margins from Class 8 truck sales of approximately 7.0% to 7.5% compared to 6.7% for fiscal year 2005.

Gross margins on medium-duty truck sales increased from 6.9% in the second quarter of 2005 to 7.2% in the second quarter of 2006.  Manufacturers’ incentives for medium-duty trucks accounted for 3.8% of the gross margin in the second quarter of 2005 and 2.9% in the second quarter of 2006.  For 2006, the Company expects overall gross margins from medium-duty truck sales of approximately 6.0% to 7.5% compared to 6.2% for fiscal year 2005.  Gross margins on medium-duty truck sales are impacted by the mix of models sold and the Company’s 2006 gross margins on medium-duty trucks could vary significantly depending upon the ultimate product mix of medium-duty trucks actually sold.

Gross margins on used truck sales increased from 9.4% in the second quarter of 2005 to 9.8% in the second quarter of 2006.  The current challenge for the Company’s used truck business is procuring a sufficient quantity of quality used trucks for resale at an acceptable price, in a market where demand is exceeding supply.  The Company believes it will be able to continue to achieve margins of approximately 8.0% to 10.0% during the remainder of 2006.

Gross margins from the Company’s parts, service and body shop operations decreased from 42.2% in the second quarter of 2005 to 41.3% in the second quarter of 2006.  Gross profit dollars for the parts, service and body shop departments increased from $38.8 million in the second quarter of 2005 to $46.4 million in the second quarter of 2006.  The Company expects to maintain gross margins of approximately 39.0% to 42.0% for the remainder of 2006.

Gross margins on new and used construction equipment sales decreased from 14.2% in the second quarter of 2005 to 10.8% the second quarter of 2006.  The lower gross margins for the second quarter of 2006 are due to the Company’s efforts to increase its market share in the Houston area.  The Company expects 2006 gross margins to remain in a range of 10.0% to 12.0% depending on the mix of products sold.

Gross margins from lease and rental sales decreased from approximately 24.5% in the second quarter of 2005 to 22.9% in the second quarter of 2006.  The decrease in gross margins from lease and rental sales is primarily due to the increase in interest rates and the increase in the cost of new trucks for use in the lease and rental fleet.  The Company expects to maintain gross margins from lease and rental sales of approximately 22.0% to 24.0% in 2006.  The Company’s policy is to depreciate its lease and rental fleet using the shortest depreciable life established by generally accepted accounting principles.  This policy results in the Company realizing small gross margins while the unit is in service and a corresponding larger gain on sale when the unit is sold at the end of the lease term.

The increase in finance and insurance revenues and other income, as described above, has limited direct costs and, therefore, contributes a disproportionate share of gross profit.

Selling, General and Administrative Expenses

Selling, General and Administrative (“SG&A”) expenses increased $9.9 million, or 20.8%, from $47.7 million in the second quarter of 2005 to $57.6 million in the second quarter of 2006.  This increase is attributable in part to increased commissions on truck sales, expansion of facilities in Mobile, Alabama and Nashville, Tennessee and new store openings in Alice and Texarkana, Texas and Orlando and Jacksonville, Florida.  Additionally, on January 1, 2006, the Company implemented Statement No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), which resulted in stock-based compensation expense of $931,000 for the second quarter of 2006. SG&A expenses as a percentage of sales decreased from 10.3% in the second quarter of 2005 to 10.1% in the second quarter of 2006.  SG&A expenses as a percentage of sales have historically ranged from 10.0% to 16.0%.  The Company expects SG&A expenses as a percentage of sales to remain at the lower end of this range through the remainder of 2006.

Interest Expense

Net interest expense increased $0.3 million, or 9.4%, from $3.2 million in the second quarter of 2005 to $3.5 million in the second quarter of 2006.  The increase in net interest expense is attributable to several factors.  In the second quarter of 2006, floor plan interest expense increased $1.3 million compared to the second quarter of 2005 due to the increase in floor plan debt and increasing interest rates.  To take advantage of increased truck demand, the Company currently maintains higher levels of truck inventory than it has traditionally maintained, which increases the Company’s floor plan debt.  The increase in net interest expense in the second quarter of 2006 was offset by a $1.1 million increase in the Company’s interest income compared to the second quarter of 2005.  The increase in net interest income is attributable to increased interest rates on investments and the Company having more cash available to invest.

Income before Income Taxes

Income before income taxes increased $5.5 million, or 30.1%, from $18.3 million in the second quarter of 2005 to $23.8 million in the second quarter of 2006, as a result of the factors described above.  The Company believes that income in 2006 will continue to increase compared to 2005.

Provision for Income Taxes

Income taxes from continuing operations increased $1.9 million, or 27.1%, from $7.0 million in the second quarter of 2005 to $8.9 million in the second quarter of 2006.  In the second quarter of 2006, the Company has provided for taxes at a 37.5% effective rate compared to 38.5% for the second quarter of 2005.

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005

Unless otherwise stated below, the Company’s future expectations with regards to the items discussed in this section are set forth in the discussion of the “Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005.”

Revenues

Revenues increased $203.2 million, or 23.5%, from $863.9 million in the first six months of 2005 to $1,067.1 million in the first six months of 2006. Sales of new and used trucks increased $144.2 million, or 22.4%, from $642.9 million in the first six months of 2005 to $787.1 million in the first six months of 2006.  New and used truck revenue is affected by demand for Class 8 trucks, medium-duty trucks and used trucks as described below.

Unit sales of new Class 8 trucks increased 7.3%, from 4,654 units in the first six months of 2005 to 4,994 units in the first six months of 2006.

Unit sales of new medium-duty trucks increased 59.1%, from 1,305 units in the first six months of 2005 to 2,076 units in the first six months of 2006.  Overall, new medium-duty truck sales revenue increased approximately $42.3 million, or 58.2%, in the first six months of 2006 compared to the first six months of 2005.  The Company continues its concerted effort to improve its medium-duty truck sales by adding experienced medium-duty sales personnel and introducing new medium-duty franchises at some of our Rush Truck Centers to complement the existing medium-duty lines sold at such dealerships.

Unit sales of used trucks increased 8.5%, from 1,854 units in the first six months of 2005 to 2,012 units in the first six months of 2006.  Used truck average revenue per unit increased by 9.2%.

Parts and service sales increased $42.3 million, or 24.2%, from $175.0 million in the first six months of 2005 to $217.3 million in the first six months of 2006.  The parts and service sales increase was consistent with management’s expectations.

Sales of new and used construction equipment increased $10.4 million, or 52.8%, from $19.7 million in the first six months of 2005 to $30.1 million in the first six months of 2006.  During the first six months of 2006, the Company made a concerted effort to increase its market share in the Houston area.  Because the Company operates only one construction equipment location, new and used construction equipment revenue can fluctuate significantly from quarter to quarter depending on the mix of product sold and the timing of deliveries.

Lease and rental revenues increased $3.5 million, or 21.7%, from $16.1 million in the first six months of 2005 to $19.6 million in the first six months of 2006.  This increase in lease and rental revenue was consistent with management’s expectations.

Finance and insurance revenues increased $1.9 million, or 26.4%, from $7.2 million in the first six months of 2005 to $9.1 million in the first six months of 2006.  The Company expects finance and insurance revenues to continue to increase relative to 2005 as sales of new and used trucks remain strong.  Finance and insurance revenues have limited direct costs and, therefore, contribute a disproportionate share of the Company’s operating profits.

Other income increased $1.0 million, or 34.5%, from $2.9 million in the first six months of 2005 to $3.9 million in the first six months of 2006.  Other income revenue is primarily related to the gain on sale realized on trucks from the lease and rental fleet, commissions earned from John Deere for direct manufacturer sales in our area of responsibility, document fees related to truck sales and purchase discounts.

Gross Profit

Gross profit increased $36.9 million, or 27.8%, from $132.7 million in the first six months of 2005 to $169.6 million in the first six months of 2006.  Gross profit as a percentage of sales increased from 15.4% in the first six months of 2005 to 15.9% in the first six months of 2006.  This increase is partially due to a change in our product mix.  Truck sales, a lower margin revenue item, decreased as a percent of total revenue from 74.4% in the first six months of 2005 to 73.8% in the first six months of 2006.  Parts and service revenue, a higher margin revenue item, increased as a percent of total revenue from 20.3% in the first six months of 2005 to 20.4% in the first six months of 2006.  The increase in gross profit is also attributable to increasing margins on new truck sales.

Gross margins on Class 8 truck sales increased from 6.5% in the first six months of 2005 to 7.5% in the first six months of 2006. Manufacturers’ incentives for Class 8 trucks accounted for 17.0% of the gross margin in the first six months of 2005 and 23.3% in the first six months of 2006. Historically, manufacturers’ incentives have varied significantly on a quarterly basis.

Gross margins on medium-duty truck sales increased from 6.3% in the first six months of 2005 to 6.8% in the first six months of 2006.  Manufacturers’ incentives for medium-duty trucks accounted for 3.8% of the gross margin in the first six months of 2005 and 3.4% in the first six months of 2006.

Gross margins on used truck sales decreased from 9.5% in the first six months of 2005 to 9.0% in the first six months of 2006.  The decrease in gross margins on used trucks during the first six months of 2006 is due primarily to low margins recognized on the sale of fleet trade-ins that were placed in inventory during the fourth quarter of 2005.

Gross margins from the Company’s parts, service and body shop operations decreased from 41.0% in the first six months of 2005 to 40.9% in the first six months of 2006.  Gross profit dollars for the parts, service and body shop departments increased from $71.8 million in the first six months of 2005 to $89.0 million in the first six months of 2006.

Gross margins on new and used construction equipment sales decreased from 13.3% in the first six months of 2005 to 11.4% in the first six months of 2006.  The Company expects 2006 gross margins to remain in a range of 10.0% to 12.0%, depending on the mix of products sold, as the Company attempts to increase its market share.

Gross margins from lease and rental sales decreased from approximately 25.2% in the first six months of 2005 to 23.4% in the first six months of 2006.  The decrease in gross margins from lease and rental sales is primarily due to the increase in interest rates and the increase in the cost of new trucks for use in the lease and rental fleet

The increase in finance and insurance revenues and other income, as described above, has limited direct costs and, therefore, contributes a disproportionate share of gross profit.

Selling, General and Administrative Expenses

Selling, General and Administrative (“SG&A”) expenses increased $22.9 million, or 25.1%, from $91.3 million in the first six months of 2005 to $114.2 million in the first six months of 2006.  This increase is attributable in part to increased commissions on truck sales, expansion of facilities in Mobile, Alabama and Nashville, Tennessee and new store openings in Alice and Texarkana, Texas and Orlando and Jacksonville, Florida.  SFAS 123(R) implementation resulted in stock-based compensation expense of $1.9 million for the first six months of 2006. SG&A expenses as a percentage of sales increased from 10.6% in the first six months of 2005 to 10.7% in the first six months of 2006.  SG&A expenses as a percentage of sales have historically ranged from 10.0% to 16.0%.

Interest Expense

Net interest expense increased $1.4 million, or 24.6%, from $5.7 million in the first six months of 2005 to $7.1 million in the first six months of 2006.  The increase in net interest expense is attributable to several factors.  In the first six months of 2006, floor plan interest expense increased $3.2 million compared to the first six months of 2005 due to the increase in floor plan debt and increasing interest rates.  To take advantage of increased truck demand, the Company currently maintains higher levels of truck inventory than it has traditionally maintained, which increases the Company’s floor plan debt.  The increase in net interest expense in the first six months of 2006, was offset by a $2.3 million increase in the Company’s interest income compared to the first six months of 2005.  The increase in net interest income is attributable to increased interest rates on investments and the Company having more cash available to invest.

Income before Income Taxes

Income before income taxes increased $11.5 million, or 37.3%, from $30.8 million in the first six months of 2005 to $42.3 million in the first six months of 2006, as a result of the factors described above.  The Company believes that income from continuing operations in 2006 will continue to increase compared to 2005.

Provision for Income Taxes

Income taxes from continuing operations increased $4.1 million, or 34.7%, from $11.8 million in the first six months of 2005 to $15.9 million in the first six months of 2006.  In the first six months of 2006, the Company has provided for taxes at a 37.5% effective rate compared to 38.5% for the first six months of 2005.

Liquidity and Capital Resources

The Company’s short-term cash needs are primarily for working capital, including inventory requirements, expansion of existing facilities and acquisitions of new facilities. These short-term cash needs have historically been financed with retention of profits and borrowings under credit facilities available to the Company.

At June 30, 2006, the Company had working capital of approximately $129.9 million, including $140.5 million in cash and cash equivalents, $58.4 million in accounts receivable, $415.6 million in inventories, $2.0 million in prepaid expenses and other, and $4.6 million in deferred tax assets, offset by $374.9 million outstanding under floor plan notes payable, $24.1 million in current maturities of long-term debt, $2.7 million in current maturities of capital lease obligations, $3.2 million in advances outstanding under lines of credit, $28.6 million of trade accounts payable and $57.6 million in accrued expenses. The Company may request working capital advances in the minimum amount of $100,000 from General Electric Capital Corporation (“GE Capital”), its primary truck lender.  However, such working capital advances may not cause the total indebtedness owed GE Capital to exceed an amount equal to the wholesale advances made against the then current inventory less any payment reductions then due.  There were no working capital advances outstanding under this agreement at June 30, 2006.  The Company has three separate secured lines of credit that provide for an aggregate maximum borrowing of $17.3 million.  Advances outstanding under these secured lines of credit in aggregate were $3.2 million, with an additional $6.3 million pledged to secure various letters of credit related to self-insurance products, leaving $7.8 million available for future borrowings as of June 30, 2006.

The Company has no material commitments for capital expenditures as of June 30, 2006. However, the Company will continue to purchase vehicles that are necessary to operate its lease and rental division. Furthermore, management will continue to authorize capital expenditures for new dealerships and expansion of existing dealership facilities based on market opportunities.

During the first six months of 2006, operating activities resulted in net cash used in operations of $8.8 million. Cash provided by operations was primarily due to net income of $26.4 million coupled with provisions for depreciation and amortization of $12.5 million, an increase of $1.9 million in the stock-based compensation expense related to stock options and employee stock purchases under the Employee Stock Purchase Plan, an increase of accounts payable and accrued expenses of $11.7 million, and a decrease in accounts receivable of $5.1 million, which was offset by increases in inventories of $65.9 million.

During the first six months of 2006, the Company used $61.5 million in investing activities. This consisted of purchases of property and equipment of $42.1 million and business acquisitions of $22.5 million which were offset by proceeds from the sale of property and equipment of $3.0 million. Property and equipment purchases are primarily related to the purchase of additional units for the rental and leasing operations of $20.8 million during the first six months of 2006.  The Company expects to purchase more trucks for its leasing operations in 2006 based on expected increases in customer demand.  The Company expects to make capital expenditures for recurring items such as computers, shop equipment and vehicles of approximately $9.0 million in 2006.  The Company expects to make capital expenditures for real estate and leasehold improvements of approximately $13.0 million in the last half of 2006.

During the first six months of 2006, the Company’s financing activities resulted in net cash of $77.8 million. Net cash used in financing activities primarily consisted of an increase in notes payable of $36.4 million, and issuance of shares related to the exercise of stock options and employee stock purchases under the Employee Stock Purchase Plan of $1.6 million, excess tax benefits from stock-based compensation of $2.1 million, and net draws on floor plan notes payable of $59.0 million, offset by principal payments on notes payable of $22.0 million. The increase in notes payable primarily relates to the refinancing of the Company’s aircraft and the purchase of trucks for the leasing operations.

Substantially all of the Company’s truck purchases are made on terms requiring payment within 15 days or less from the date the trucks are invoiced from the factory.  On September 20, 2005, the Company entered into a three-year floor plan financing agreement with GE Capital.  Interest under the floor plan financing agreement is payable monthly at a rate equal to LIBOR plus 1.68%.  The Company finances substantially all of the purchase price of its new truck inventory and the loan value of its used truck inventory under the floor plan financing agreement with GE Capital under which GE Capital pays the manufacturer directly with respect to new trucks. The Company makes monthly interest payments to GE Capital on the amount financed, but is not required to commence loan principal repayments on any vehicle until such vehicle has been floor planned for 12 months or is sold.  The agreement allows for prepayments and working capital advances with monthly adjustments to the interest due on outstanding advances.  On June 30, 2006, the Company had approximately $360.1 million outstanding under its floor plan financing agreement with GE Capital.

Substantially all of the Company’s new construction equipment purchases are financed by John Deere and CitiCapital.  The Company finances substantially all of the purchase price of its new construction equipment inventory under its floor plan facilities. The agreement with John Deere provides an interest free financing period after which time the amount financed is required to be paid in full. When construction equipment is sold prior to the expiration of the interest free finance period, the Company is required to repay the principal within approximately 10 days of the sale. If the construction equipment financed by John Deere is not sold within the interest free finance period, it is transferred to the CitiCapital floor plan arrangement.  The Company makes principal payments for sold inventory to CitiCapital on the 15th day of each month.  Used and rental construction equipment is financed to a maximum of book value under a floor plan arrangement with CitiCapital.  The Company makes monthly interest payments on the amount financed and is required to commence loan principal repayments on rental construction equipment as book value reduces.  Principal payments on used construction equipment sales are made no later than the 15th day of each month following the sale. The loans are collateralized by a lien on the construction equipment.  The Company’s floor plan agreements limit the aggregate amount of borrowings based on the book value of new and used construction equipment units.  As of June 30, 2006, the Company’s floor plan arrangement with CitiCapital permits the financing of up to $13.5 million in construction equipment.  On June 30, 2006, the Company had $6.1 million outstanding under its floor plan financing arrangement with John Deere and $8.8 million outstanding under its floor plan financing arrangement with CitiCapital.

Backlog

On June 30, 2006, the Company’s backlog of truck orders was approximately $676.8 million as compared to a backlog of truck orders of approximately $434.5 million on June 30, 2005. The Company includes only confirmed orders in its backlog.  It currently takes between 14 days and six months for the Company to receive delivery of a truck once a customer special order is placed depending on the truck specifications and demand for the particular model ordered. The Company sells the majority of its new trucks by customer special order, with the remainder sold out of inventory. Orders from a number of the Company’s major fleet customers are included in the Company’s backlog as of June 30, 2006.

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

Cyclicality

The Company’s business is dependent on a number of factors relating to general economic conditions, including fuel prices, interest rate fluctuations, economic recessions, environmental and other government regulations and customer business cycles. Unit sales of new trucks have historically been subject to substantial cyclical variation based on these general economic conditions. According to A.C.T. Research, industry-wide domestic retail sales of Class 8 trucks in 2005 totaled approximately 259,000 units.  A.C.T. Research currently forecasts U.S. heavy-duty new truck sales to increase to approximately 286,000 units in 2006 and decrease to 180,000 units in 2007.  Through geographic expansion, concentration on higher margin parts and service operations and diversification of its customer base, the Company believes it can reduce the negative impact on the Company’s earnings of adverse general economic conditions or cyclical trends affecting the heavy-duty truck industry.

Environmental Standards and Other Governmental Regulations

Our operations are subject to numerous federal, state and local laws and regulations, including laws and regulations designed to protect the environment by regulating the discharge of materials into the environment. EPA diesel emission guidelines have a major impact on our operations.  The EPA mandated that diesel engine manufacturers meet new, stricter emissions guidelines regarding nitrous oxides for all engines built subsequent to October 1, 2002 and the EPA has placed additional guidelines, further restricting the emissions of nitrous oxides for all diesel engines built subsequent to January 1, 2007.  Demand for Class 8 trucks historically increases prior to implementation of new diesel engine emission standards by the EPA and is followed by a period of decreased demand.  The Company believes that the 2007 emission guidelines will cause demand for heavy-duty trucks to remain high through 2006 and the first quarter of 2007. The Company expects a decrease in truck sales during the second and third quarters of 2007 and for demand for Class 8 trucks to begin to rebound in the fourth quarter of 2007.  The severity of the decrease in demand for trucks in 2007 will depend upon several factors including, without limitation, new diesel engine prices, the results of tests on the new diesel engines designed to meet the 2007 standards, projected maintenance and operation costs of the new diesel engines and general economic conditions.  Industry expectations are for the new engines to add $6,000 to $8,000 to the cost of a new Class 8 truck and increase maintenance and operating costs.

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

The Company is exposed to some market risk through interest rates related to our floor plan borrowing arrangements, variable rate debt and discount rates related to finance sales. Floor plan borrowings are based on the LIBOR rate of interest and are used to meet working capital needs. As of June 30, 2006, the Company had floor plan borrowings of approximately $374.9 million.  Assuming an increase in the LIBOR rate of interest of 100 basis points, interest expense could increase by approximately $3.7 million in 2006. The interest rate variability on all other debt would not have a material adverse effect on the Company’s financial position or results of operations. The Company provides all customer financing opportunities to various finance providers. The Company receives all finance charges in excess of a negotiated discount rate from the finance providers in the month following the date of the financing. The negotiated discount rate is variable, thus subject to interest rate fluctuations. This interest rate risk is mitigated by the Company’s ability to pass discount rate increases to customers through higher financing rates.

The Company is also exposed to some market risk through interest rates related to the investment of our current cash and cash equivalents of $140.5 million at June 30, 2006.  These funds are generally invested in highly liquid money market accounts, government-sponsored enterprises and corporate bonds that do not expose the Company to a loss of principal.  As such instruments mature and the funds are reinvested, we are exposed to changes in market interest rates. This risk is mitigated by management’s ongoing evaluation of the best investment rates available for current and noncurrent high quality investments. If market interest rates were to increase or decrease immediately and uniformly by 100 basis points, the Company’s interest income could correspondingly increase or decrease by approximately $1.4 million in 2006. We have not used derivative financial instruments in our investment portfolio.

Item 4. Controls and Procedures.

The Company, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2006 to provide reasonable assurance that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There has been no change in the Company’s internal control over financial reporting that occurred during the three months ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we are involved in litigation arising out of the Company’s operations in the ordinary course of business. We maintain liability insurance, including product liability coverage, in amounts deemed adequate by management. To date, aggregate costs to us for claims, including product liability actions, have not been material. However, an uninsured or partially insured claim, or claim for which indemnification is not available, could have a material adverse effect on the Company’s financial condition or results of operations.  We do not believe that the outcome of any of the Company’s pending claims or litigation could have a material adverse effect on the Company’s financial position or results of operations. However, due to the inherent uncertainty of litigation, there can be no assurance that the resolution of any particular claim or proceeding would not have a material adverse effect on the Company’s financial condition or results of operations for the fiscal period in which such resolution occurred.

Item 1A. Risk Factors.

Investing in the Company’s Class A Common Stock or Class B Common Stock is subject to a number of risks and uncertainties.  We have updated the following risk factors to reflect changes during the second quarter of fiscal 2006 we believe to be material to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2005. The risks and uncertainties described below are not the only ones that we face and are more fully described in such Annual Report on Form 10-K and in other reports we file with the SEC.  Additional risks and uncertainties not presently known to us or that we currently believe are immaterial also may negatively impact our business.

The amount of taxes we pay could increase significantly as a result of changes in the Texas franchise tax law.

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

In May 2006, the Texas legislature passed, and the Governor signed, House Bill 3 into law.  House Bill 3 replaces the current franchise tax with a new franchise tax on most entities that conduct business in Texas, including limited partnerships.  In general, taxable entities will now pay a franchise tax equal to 1% (or 0.5% for retailers such as the Company) of their net margin calculated as the lesser of either (i) 70% of their gross receipts; (ii) all of their gross receipts minus salaries and benefits; or (iii) all of their gross receipts minus the costs of producing or manufacturing their goods.  The new franchise tax will be effective for franchise tax reports originally due on or after January 1, 2008, which will be based on economic activity in 2007.  Accordingly, Rush Truck Centers of Texas, L.P. will be subject to a new entity-level tax on the portion of its net margin generated in Texas beginning in 2007.  However, based on current available information, the Company does not believe House Bill 3 will have a material adverse effect on the Company’s financial position or results of operations.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Not Applicable

Item 3.  Defaults Upon Senior Securities.

Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders.

The following matters were voted upon at the Annual Meeting of Shareholders held on May 16, 2006, and received the votes set forth below:

1.                                       All of the following persons nominated were reelected to serve as directors and received the number of votes set forth opposite their respective names:

Name	Number of Votes FOR	Number of Votes WITHHELD

W. Marvin Rush	8,322,626	81,845
W.M. “Rusty” Rush	8,317,513	86,959
John D. Rock	8,320,530	83,941
Harold D. Marshall	8,312,730	91,741
Ronald J. Krause	8,267,500	136,972
Thomas A. Akin	8,312,731	91,740

2.                                       A proposal to approve the adoption of the Company’s 2006 Non-Employee Director Stock Option Plan received 4,615,510 votes FOR and 2,817,895 votes AGAINST, with 30,132 abstentions and 947,607 broker non-votes.

3.                                       A proposal to ratify the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm for the 2006 fiscal year received 8,385,622 votes FOR and 16,394 votes AGAINST, with 2,456 abstentions.

All three proposals submitted at the Annual Meeting of Shareholders held on May 16, 2006 received more than the number of favorable votes required for approval, and were therefore duly and validly approved by the Company’s shareholders.

Item 5.  Other Information.

The Company’s Definitive Proxy Statement, filed with the SEC on April 13, 2006 (the “Definitive Proxy Statement”), sets forth the procedures that must be followed by shareholders wishing to submit (i) candidates for consideration as a director nominee for the Company’s 2007 Annual Meeting of Shareholders, and (ii) shareholder proposals for the Company’s 2007 Annual Meeting of Shareholders. However, subsequent to the filing of the Definitive Proxy Statement, as disclosed in the Company’s Current Report on Form 8-K, filed with the SEC on May 17, 2006, the Company’s Board of Directors (the “Board”) approved an amendment and restatement of the Company’s Bylaws (the “Bylaws”) that specifies the notice procedures for shareholders to nominate individuals for election to the Board and to submit shareholder proposals to be brought before annual meetings of shareholders. Consequently, the Bylaws specify new advance notice deadlines that are different from the deadlines set forth in the Definitive Proxy Statement.

Shareholders wishing to nominate an individual for election to the Board or to submit a shareholder proposal for the 2007 Annual Meeting of Shareholders must comply with the new advance notice deadlines set forth in the Bylaws (which are summarized below).  Accordingly, with respect to the 2007 Annual Meeting of Shareholders, shareholders must submit:

•                                          director nominations to the Company no later than January 13, 2007, and no earlier than December 14, 2006;

•                                          shareholder proposals to be included in the Company’s proxy materials, pursuant to Rule 14a-8 of the Exchange Act, to the Company no later than December 14, 2006; and

•                                          all other shareholder proposals (which are submitted outside of Rule 14a-8) to the Company no later than January 13, 2007, and no earlier than December 14, 2006.

Any shareholder proposal to be included in the Company’s proxy materials must comply with the requirements of Rule 14a-8.  Additionally, any written notices of a director nomination must contain all of the information specified in the Definitive Proxy Statement.  See “Shareholder Nominations of Candidates for Directors” in the Definitive Proxy Statement for a listing of such information.

The new advance notice deadlines with respect to director nominations and shareholder proposals are set forth in Article II of the Bylaws, which are incorporated by reference into this Quarterly Report on Form 10-Q.

Item 6.  Exhibits.

a)  Exhibits

3.1           Restated Articles of Incorporation of the Registrant (incorporated herein by reference to Exhibit 3.1 of the Company’s Annual Report on Form 10-K (File No. 000-20797), for the year ended December 31, 2004).

3.2           Amended and Restated Bylaws of the Registrant (incorporated herein by reference to Exhibit 3.1 of the Company’s Form 8-K (File No. 000-20797) filed May 17, 2006).

10.1         Rush Enterprises, Inc. 2006 Non-Employee Director Stock Option Plan (incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K (File No. 000-20797) filed May 17, 2006).

10.2         Form of Dealer Sales and Service Agreement by and among Peterbilt Motors Company, a division of PACCAR, Inc., Rush Enterprises, Inc. and the subsidiaries of Rush Enterprises, Inc. set forth therein (incorporated herein by reference to Exhibit 10.18 of the Company’s Form 10-K (File No. 000-20797) for the year ended December 31, 1999).

10.3         Amended and Restated Amendment to Dealer Sales and Service Agreements, dated June 15, 2006, by and among Peterbilt Motors Company, a division of PACCAR, Inc., Rush Enterprises, Inc. and the subsidiaries of Rush Enterprises, Inc. set forth therein (incorporated herein by reference to Exhibit 10.2 of the Company’s Form 8-K (File No. 000-20797) filed June 16, 2006).

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

RUSH ENTERPRISES, INC.

Date:	August 9, 2006	By	/S/ W.M. “RUSTY” RUSH
W.M. “Rusty” Rush
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 9, 2006	By:	/S/ MARTIN A. NAEGELIN, JR.
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