Form 10-Q
period 2006-09-30
RUSH ENTERPRISES INC \TX\
filed 2006-11-09
CIK 1012019

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Yes  ☐          No  ☒

Indicated below is the number of shares outstanding of the registrant’s common stock, as of November 1, 2006.

Number of
Shares
Title of Class	Outstanding
Class A Common Stock, $.01 Par Value	17,041,269
Class B Common Stock, $.01 Par Value	8,067,148

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2006 AND DECEMBER 31, 2005
(In Thousands, Except Shares)

	September 30,	December 31,
	2006	2005
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$153,494	$133,069
Accounts receivable, net	80,829	63,473
Inventories	443,418	338,212
Prepaid expenses and other	1,981	1,829
Deferred income taxes, net	6,646	3,856

Total current assets	686,368	540,439

Property and equipment, net	239,253	196,161

Goodwill, net	111,477	100,725

Other assets, net	2,771	2,909

Total assets	$1,039,869	$840,234

Liabilities and shareholders’ equity
Current liabilities:
Floor plan notes payable	$423,545	$315,985
Current maturities of long-term debt	26,185	18,807
Current maturities of capital lease obligations	3,241	2,277
Advances outstanding under lines of credit	—	2,755
Trade accounts payable	26,602	23,327
Accrued expenses	66,842	51,151

Total current liabilities	546,415	414,302

Long-term debt, net of current maturities	131,184	114,345
Capital lease obligations, net of current maturities	14,219	14,628
Deferred income taxes, net	25,157	23,339

Shareholders’ equity:
Preferred stock, par value $.01 per share; 1,000,000 shares authorized; 0 shares outstanding in 2006 and 2005	—	—
Common stock, par value $.01 per share; 40,000,000 Class A shares and 10,000,000 Class B shares authorized; and 17,039,189 Class A shares and 8,066,648 Class B shares outstanding in 2006; 16,770,060 Class A shares and 7,895,863 Class B shares outstanding in 2005	251	247
Additional paid-in capital	169,016	162,603
Retained earnings	153,627	110,770

Total shareholders’ equity	322,894	273,620

Total liabilities and shareholders’ equity	$1,039,869	$840,234

The accompanying notes are an integral part of these consolidated financial statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenues:
New and used truck sales	$504,281	$365,786	$1,291,345	$1,008,657
Parts and service	113,183	94,426	330,499	269,425
Construction equipment sales	15,939	10,164	46,079	29,883
Lease and rental	10,978	8,735	30,546	24,825
Finance and insurance	4,717	4,256	13,787	11,492
Other	2,223	2,060	6,137	5,005

Total revenues	651,321	485,427	1,718,393	1,349,287

Cost of products sold:
New and used truck sales	470,208	338,907	1,197,678	937,758
Parts and service	65,330	54,593	193,677	157,772
Construction equipment sales	14,228	8,809	40,934	25,904
Lease and rental	8,472	6,759	23,506	18,797

Total cost of products sold	558,238	409,068	1,455,795	1,140,231

Gross profit	93,083	76,359	262,598	209,056

Selling, general and administrative	59,141	49,778	173,318	141,084

Depreciation and amortization	3,353	2,684	9,367	7,687

Operating income	30,589	23,897	79,913	60,285

Interest expense, net	4,235	3,632	11,299	9,343

Gain (loss) on sale of assets	(93)	370	(43)	455

Income before income taxes	26,261	20,635	68,571	51,397

Provision for income taxes	9,849	7,481	25,714	19,324

Net income	$16,412	13,154	$42,857	32,073

Earnings per common share – Basic	$.65	$.54	$1.72	$1.33
Earnings per common share – Diluted	$.65	$.53	$1.70	$1.29

Weighted average shares outstanding:
Basic	25,098	24,301	24,936	24,100
Diluted	25,266	25,041	25,221	24,899

The accompanying notes are an integral part of these consolidated financial statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2006	2005

Cash flows from operating activities:
Net income	$42,857	$32,073
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	19,595	15,397
(Gain) on sale of property and equipment	(290)	(1,146)
Stock-based compensation expense related to stock options and employee stock purchases	2,285	—
Provision for deferred income tax expense	(972)	924
Tax benefit realized from exercise of stock options by employees	—	1,955
Excess tax benefits from stock-based compensation	(2,217)	—
Change in accounts receivable, net	(17,360)	(18,147)
Change in inventories	(85,608)	(91,003)
Change in prepaid expenses and other, net	(152)	(148)
Change in trade accounts payable	3,275	7,030
Change in accrued expenses	17,756	4,363

Net cash (used in) operating activities	(20,831)	(48,702)

Cash flows from investing activities:
Acquisition of property and equipment	(68,741)	(40,724)
Proceeds from the sale of property and equipment	4,038	6,298
Business acquisitions	(27,807)	(62,636)
Change in other assets	121	(552)

Net cash (used in) investing activities	(92,389)	(97,614)

Cash flows from financing activities:
Proceeds from long-term debt	57,500	38,081
Proceeds from capital lease obligations	2,431	12,784
Principal payments on long-term debt	(33,283)	(28,565)
Principal payments on capital lease obligations	(1,876)	(929)
(Payments) draws on lines of credit, net	(2,755)	209
Draws on floor plan notes payable, net	107,560	85,518
Issuance of shares relating to employee stock options and employee stock purchases	1,915	1,999
Excess tax benefits from stock-based compensation	2,217	—
(Expenses) related to stock offering	—	(71)
Debt issuance costs	(64)	(207)

Net cash provided by financing activities	133,645	108,819

Net increase (decrease) in cash and cash equivalents	20,425	(37,497)

Cash and cash equivalents, beginning of period	133,069	158,175

Cash and cash equivalents, end of period	$153,494	$120,678

Supplemental disclosure of cash flow information:
Cash paid during the period for-
Interest	$14,844	$10,949
Income taxes	$21,276	$15,374

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

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006.  The Company’s Consolidated Financial Statements as of September 30, 2006 and for the three and nine months ended September 30, 2006 reflect the impact of SFAS 123(R).  In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R).  As a result of adopting SFAS 123(R), the Company’s income before income taxes is $391,000 lower for the three months ended September 30, 2006 and net income is $244,000 lower for the three months ended September 30, 2006, than if it had continued to account for share-based compensation under APB 25.  As a result of adopting SFAS 123(R), the Company’s income before income taxes is $2,285,000 lower for the nine months ended September 30, 2006 and net income is $1,428,000 lower for the nine months ended September 30, 2006, than if it had continued to account for share-based compensation under APB 25.    Basic and diluted earnings per share for the three months ended September 30, 2006 are each $0.01 lower than if the Company had continued to account for share-based compensation under APB 25.  Basic and diluted earnings per share for the nine months ended September 30, 2006 are each $0.06 lower than if the Company had continued to account for share-based compensation under APB 25.

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model.  The fair value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Consolidated Statement of Operations.  Prior to the adoption of SFAS 123(R), the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”).  Under the intrinsic value method, no stock-based compensation expense had been recognized in the Company’s Consolidated Statement of Operations because the exercise price of the Company’s stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant.

Stock-based compensation expense recognized during the three months and nine months ended September 30, 2006 is based on the fair value of the portion of share-based payment awards that is ultimately expected to vest during the period.  Stock-based compensation expense recognized in the Company’s Consolidated Statement of Operations for the three months and nine months ended September 30, 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R).  In conjunction with the adoption of SFAS 123(R), compensation expense for all share-based payment awards is recognized using the straight-line single-option method.  As stock-based compensation expense recognized in the Consolidated Statement of Operations for the

three months and nine months ended September 30, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures.  SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  In the Company’s pro forma information required under SFAS 123 for the periods prior to 2006, the Company accounted for forfeitures as they occurred.

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

2 – Goodwill and Other Intangible Assets

The Company is required to perform an annual impairment review of goodwill.  The Company performs its annual review during the fourth quarter of each year and, therefore, did not record an impairment charge related to goodwill during the third quarter of 2006.  Management is not aware of any impairment charge that may be required; however, a change in economic conditions, if one occurs, could result in an impairment charge in the future.

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

As part of the acquisition of certain assets of American Truck Source, Inc. (“ATS”), which was effective January 1, 2005, the Company assumed certain contingent liabilities to finance companies for notes that ATS initiated on behalf of such finance companies related to the sale of trucks.  ATS’s portfolio to which the contingent liability is related is made up of contracts sold with and without recourse, and the Company expects a majority of the portfolio to be liquidated by January 1, 2008.  As part of the acquisition, the Company assumed a specific allowance for repossession losses and early repayment penalties related to ATS’s portfolio.

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

4 – Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Numerator:
Numerator for basic and diluted earnings per share, net income available to common shareholders	$16,412,000	$13,154,000	$42,857,000	$32,073,000

Denominator:
Denominator for basic earnings per share, adjusted weighted average shares outstanding	25,098,408	24,300,624	24,935,825	24,100,103
Effect of dilutive securities:
Employee and Director stock options	167,248	740,575	285,565	799,045
Denominator for diluted earnings per share, adjusted weighted average shares outstanding and assumed conversions	25,265,656	25,041,199	25,221,390	24,899,148

Basic earnings per common share	$.65	$.54	$1.72	$1.33

Diluted earnings per common share and common share equivalents	$.65	$.53	$1.70	$1.29

5 – Stock Options

Employee Stock Purchase Plan

The Company has implemented an Employee Stock Purchase Plan that allows eligible employees to contribute up to 10% of their base earnings toward the semi-annual purchase of the Company’s Class A Common Stock. The employee’s purchase price is 85% of the lesser of the closing price of the Class A Common Stock on the first business day or the last business day of the semi-annual offering period, as reported by The Nasdaq National Market®. Employees may purchase shares having a fair market value of up to $25,000 (measured as of the first day of each semi-annual offering period) for each calendar year.  Under the Employee Stock Purchase Plan, 600,000 shares of the Company’s Class A Common Stock have been reserved for issuance.  During the nine months ended September 30, 2005, the Company issued 29,926 shares under the Employee Stock Purchase Plan.  During the nine months ended September 30, 2006, the Company issued 38,031 shares under the Employee Stock Purchase Plan.

Non-Employee Director Stock Option Plan

The Board of Directors and shareholders adopted the Rush Enterprises, Inc. 2006 Non-Employee Director Stock Option Plan (the “Director Plan”), reserving 1,000,000 shares of Class A Common Stock for issuance upon exercise of any awards granted under the Plan. This Director Plan replaced the Company’s Amended and Restated 1997 Non-Employee Director Stock Option Plan (the “1997 Director Plan”) effective May 17, 2006.  The Director Plan is designed to attract and retain highly qualified non-employee directors.  Each non-employee director receives options to purchase 20,000 shares of the Company’s Class A Common Stock upon their respective date of appointment and each year on the date that they are elected or reelected by the shareholders to serve on the Board of Directors.  Each option has a ten year term from the grant date and vests immediately.  During the nine months ended September 30, 2005, the Company granted 80,000 options of Class A Common Stock under the 1997 Director Plan.  During the nine months ended September 30, 2006, the Company granted 80,000 options of Class A Common Stock under the 1997 Director Plan.

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

The aggregate number of shares of common stock subject to stock options or SARs that may be granted to any one participant in any year under the Incentive Plan is 100,000 shares of Class A Common Stock and 100,000 shares of Class B Common Stock.  Each option has a ten year term from the grant date and vests in three equal annual installments beginning on the third anniversary of the grant date.  The Company has 2,600,000 shares of Class A Common Stock and 1,400,000 shares of Class B Common Stock reserved for issuance upon exercise of any awards granted under the Company’s Incentive Plan.  During the nine months ended September 30, 2005, the Company granted 288,325 options under the Incentive Plan.  During the nine months ended September 30, 2006, the Company granted 319,125 options under the Incentive Plan.

Valuation and Expense Information under SFAS 123(R)

On January 1, 2006, the Company adopted SFAS 123(R), which requires the measurement and recognition of compensation expense for all share-based payment awards made to the Company’s employees and directors including stock options and employee stock purchases related to the Employee Stock Purchase Plan based on estimated fair values.  Stock-based compensation expense related to stock options and employee stock purchases under SFAS 123(R) for the three months ended September 30, 2006 was $391,000 and for the nine months ended September 30, 2006 was $2,285,000.  There was no stock-based compensation expense related to stock options and employee stock purchases recognized during the three and nine months ended September 30, 2005.

Prior to the adoption of SFAS 123(R), the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows.  SFAS 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows.  For the nine months ended September 30, 2006, the $2.2 million excess tax benefit classified as a financing cash inflow would have been classified as an operating cash inflow if the Company had not adopted SFAS 123(R).  Cash received from options exercised and shares purchased under all share-based payment arrangements for the nine months ended September 30, 2006 was $1.9 million.

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

The table below reflects pro forma net income and diluted net income per share for the three months and nine months ended September 30, 2005 as follows (in thousands except per share amounts):

	Three Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2005

Net income as reported for the prior period (1)	$13,154	$32,073
Stock-based compensation expense related to stock options and employee stock purchases	331	1,395
Tax benefit	131	549
Stock-based compensation expense related to stock options and employee stock purchases, net of tax	200	846

Net income, including the effect of stock-based compensation expense	$12,954	$31,227

Basic net income per share – as reported for the prior period (1)	$0.54	$1.33
Basic net income per share, including the effect of stock-based compensation expense	0.53	1.30

Diluted net income per share – as reported for the prior period (1)	$0.53	$1.29
Diluted net income per share, including the effect of stock-based compensation expense	0.52	1.25

(1)          Net income and net income per share prior to 2006 did not include stock-based compensation expense for stock options and employee stock purchases under SFAS 123(R) because the Company did not adopt the recognition provisions of SFAS 123(R).

Upon adoption of SFAS 123(R), the Company continues to use the Black-Scholes option-pricing model which was previously used for the Company’s pro forma information required under SFAS 123.

The following table reflects the weighted-average fair value of stock options granted during each period using the Black-Scholes option valuation model with the following weighted-average assumptions used:

	Three Months Ended		Nine Months Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
Expected stock volatility	—	—	25.5% - 32.2%	22.5% - 34.5%
Weighted-average stock volatility	—	—	26.86%	31.89%
Expected dividend yield	—	—	0.0%	0.0%
Risk-free interest rate	—	—	4.69%	4.03%
Expected life (years)	—	—	5.0 – 7.0	7.0
Weighted-average fair value of stock options granted	—	—	$7.42	$6.53

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

A summary of the Company’s stock option activity and related information as of September 30, 2006 and changes during the nine months ended September 30, 2006 follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Life (in Years)	Value

Balance at January 1, 2006	1,719,820	$7.48
Granted	399,125	19.20
Exercised	(401,967)	3.62
Forfeited	(30,950)	11.18

Balance at September 30, 2006	1,686,028	$11.11	7.52	$9,692,028

Vested and Exercisable at September 30, 2006	442,571	$9.10	6.90	$3,304,714

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on an average of the closing price as of September 30, 2006 of the Company’s Class A and Class B Common Stock of $16.14.  The total intrinsic value of options exercised during the nine months ended September 30, 2006 was $6.0 million and the total intrinsic value of options exercised during the nine months ended September 30, 2005 was $5.2 million.

A summary of the status of the Company’s non-vested shares as of September 30, 2006 and changes during the nine months ended September 30, 2006 follows:

		Weighted
		Average
		Grant Date
Non-vested Shares	Shares	Fair Value

Non-vested at January 1, 2006	1,365,950	$4.05
Granted	399,125	7.42
Vested	(490,668)	3.19
Forfeited	(30,950)	5.41

Non-vested at September 30, 2006	1,243,457	$5.44

As of September 30, 2006, there was $3.6 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Incentive Plan.  That cost is expected to be recognized over a weighted-average period of 3.4 years.  The total fair value of options vested during the nine months ended September 30, 2006 was $1.6 million and during the nine months ended September 30, 2005 was $1.3 million.

6 – Acquisitions

In September 2006, the Company purchased certain assets of Mountain State Ford Truck Sales, Inc. which consisted of a Ford and Isuzu truck dealership in Denver, Colorado.  The Company is operating the facility as a full-service Rush Medium-Duty Truck Center offering medium-duty trucks, parts and service.  The transaction was valued at approximately $5.3 million, with the purchase price paid in cash.

The Mountain State Ford Truck Sales, Inc. acquisition was accounted for as a purchase; operations of the business acquired are included in the accompanying consolidated financial statements from the date of the acquisition.  Pro forma information is not included because Mountain State Ford Truck Sales, Inc.’s results of operations would not have a material effect on the Company’s financial statements.  The purchase price was allocated based on the fair values of the assets at the date of acquisition as follows (in thousands):

Inventories	$4,051
Property and equipment	160
Accrued expenses	(140)
Goodwill	1,257

Total	$5,328

All of the goodwill acquired in the Mountain State Ford Truck Sales, Inc. acquisition will be amortized over 15 years for tax purposes.

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

The Company accounts for intersegment sales and transfers as if the sales or transfers were to third parties; that is, at current market prices. There were no material intersegment sales during the quarters ended September 30, 2006 and 2005.

The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately because each business unit requires different technology and marketing strategies. Business units were maintained through expansion and acquisitions.  The following table contains summarized information about reportable segment profit or loss and segment assets for the periods ended September 30, 2005 and 2006 (in thousands):

	Truck Segment	Construction Equipment Segment	All Other	Totals

Three months ended September 30, 2006

Revenues from external customers	$625,595	$20,662	$5,064	$651,321
Segment income before taxes	23,997	1,742	522	26,261
Segment assets	989,707	27,848	22,314	1,039,869

Nine months ended September 30, 2006

Revenues from external customers	$1,643,700	$59,849	$14,844	$1,718,393
Segment income before taxes	62,852	4,968	751	68,571
Segment assets	989,707	27,848	22,314	1,039,869

Three months ended September 30, 2005

Revenues from external customers	$467,787	$14,249	$3,391	$485,427
Segment income before taxes	19,263	1,221	151	20,635
Segment assets	748,951	21,734	13,248	783,933

Nine months ended September 30, 2005

Revenues from external customers	$1,298,749	$41,817	$8,721	$1,349,287
Segment income before taxes	47,105	3,699	593	51,397
Segment assets	748,951	21,734	13,248	783,933

Revenues from segments below the quantitative thresholds requiring them to be reported separately are attributable to three operating segments of the Company. These segments include a tire sales company, an insurance agency, and a hunting lease operation. None of these segments has ever met any of the quantitative thresholds that would require them to be reported separately.

8 – Other New Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.” This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition , classification, interest and penalties, accounting in interim periods, disclosure, and transition.  This Interpretation is effective for fiscal years beginning after December 31, 2006.  The Company is currently assessing the impact of the Interpretation on its future results of operations and financial position.

In June 2006, the FASB ratified its consensus on EITF Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (that is, Gross versus Net Presentation)” (“EITF No. 06-3”). The scope of EITF No. 06-3 includes any tax assessed by a governmental authority that is imposed concurrent with or subsequent to a revenue-producing transaction between a seller and a customer. For taxes within the scope of this issue that are significant in amount, the consensus requires the following disclosures: (i) the accounting policy elected for these taxes and (ii) the amount of the taxes reflected gross in the income statement on an interim and annual basis for all periods presented. The disclosure of those taxes can be done on an aggregate basis. The consensus is effective for interim and annual periods beginning after December 15, 2006, with earlier application permitted.  The Company is currently assessing the impact of the EITF No. 06-3 on its future results of operations and financial position.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements contained in this Form 10-Q (or otherwise made by the Company or on the Company’s behalf from time to time in other reports, filings with the SEC, news releases, conferences, website postings or otherwise) that are not statements of historical fact constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended (the “Exchange Act”), notwithstanding that such statements are not specifically identified. Forward-looking statements include statements about the Company’s financial position, business strategy and plans and objectives of management of the Company for future operations.  These forward-looking statements reflect the best judgments of the Company about the future events and trends based on the beliefs of the Company’s management as well as assumptions made by and information currently available to the Company’s management.  Use of the words “may,” “should,” “continue,” “plan,” “potential,” “anticipate,” “believe,” “estimate,” “expect” and “intend” and words or phrases of similar import, as they relate to the Company or its subsidiaries or Company management, are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.  Forward-looking statements reflect the current view of the Company with respect to future events and are subject to risks and uncertainties that could cause actual results to differ materially from those in such statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, those set forth under Item 1A—Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (as updated in Part II, Item 1A of the Company’s Quarterly Report on Form 10-Q filed for the quarter ended June 30, 2006) as well as future growth rates and margins for certain of our products and services, future demand for our products and services, competitive factors, general economic conditions, cyclicality, economic conditions in the new and used truck and equipment markets, customer relations, relationships with vendors, the interest rate environment, governmental regulation and supervision, seasonality, distribution networks, product introductions and acceptance, technological change, changes in industry practices, onetime events and other factors described herein and in the Company’s other reports filed with the SEC (collectively, “Cautionary Statements”). Although the Company believes that its expectations are reasonable, it can give no assurance that such expectations will prove to be correct. Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described in any forward-looking statements. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the applicable Cautionary Statements. The Company does not intend to update these forward-looking statements.

The following comments should be read in conjunction with the Company’s consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q.

Note Regarding Trademarks Used in This Form 10-Q

Peterbilt® is a registered trademark of Peterbilt Motors Company. PACCAR® is a registered trademark of PACCAR, Inc. GMC® is as registered trademark of General Motors Corporation. Hino® is a registered trademark of Hino Motors, Ltd. UD® is a registered trademark of Nissan Diesel Motor Co., Ltd. Isuzu® is a registered trademark of Isuzu Motors Limited. John Deere® is a registered trademark of Deere & Company. Kenworth® is a registered trademark of PACCAR, Inc. doing business as Kenworth Truck Company. Volvo® is a registered trademark of Volvo Trademark Holding AB. Freightliner® is a registered trademark of Freightliner Corporation. Mack® is a registered trademark of Mack Trucks, Inc. Navistar® is a registered trademark of Navistar International Corporation. Caterpillar® is a registered trademark of Caterpillar, Inc. Cummins® is a registered trademark of Cummins Engine Company, Inc. PacLease® is a registered trademark of PACCAR Leasing Corporation. CitiCapital® is a registered trademark of Citicorp.  Ford® is a registered trademark of Ford Motor Company.

General

Rush Enterprises, Inc. was incorporated in Texas in 1965 and currently consists of two reportable segments: the Truck Segment and the Construction Equipment Segment.

The Company is a full-service, integrated retailer of premium transportation and construction equipment and related services.  The Company’s Rush Truck Centers primarily sell heavy-duty trucks manufactured by Peterbilt Motors Company (“Peterbilt”), a division of PACCAR, Inc.  Certain Rush Truck Centers sell medium-duty trucks manufactured by Peterbilt, GMC, Hino, UD, Isuzu or Ford. The Company also operates a John Deere construction equipment dealership at its Rush Equipment Center in Houston, Texas. Through its strategically located network of Rush Truck Centers and its Rush Equipment Center, the Company provides one-stop service for the needs of its customers, including retail sales of new and used trucks and construction equipment, aftermarket parts sales, service and repair facilities, financing, leasing and rental, and insurance services.

In September 2006, the Company purchased certain assets of Mountain State Ford Truck Sales, Inc., which consisted of a Ford and Isuzu medium-duty truck dealership in Denver, Colorado, for a total purchase price of $5.3 million.  The Company is operating the facility as a full-service Rush Medium-Duty Truck Center offering medium-duty trucks, parts and service.   See Note 6, “Acquisitions” of the Notes to the Consolidated Financial Statements for a detailed discussion of the allocation of the purchase price of certain assets of Mountain State Ford Truck Sales, Inc.

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

Inventories

Inventories are stated at the lower of cost or market value.  Cost is determined by specific identification of new and used truck and construction equipment inventory and by the first-in, first-out method for tires, parts and accessories.  An allowance is provided when it is anticipated that cost will exceed net realizable value.

Goodwill

The Company applies the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets (“SFAS 142”), in accounting for goodwill.  SFAS 142 requires that goodwill and other intangible assets that have indefinite useful lives may not be amortized, but instead must be tested at least annually for impairment, and intangible assets that have finite useful lives should continue to be amortized over their useful lives.  SFAS 142 also provides specific guidance for testing goodwill and other non-amortized intangible assets for impairment.  SFAS 142 requires management to make certain estimates and assumptions in order to allocate goodwill to reporting units and to determine the fair value of a reporting unit’s net assets and liabilities, including, among other things, an assessment of market condition, projected cash flows, interest rates and growth rates, which could significantly impact the reported value of goodwill and other intangible assets.  SFAS 142 requires, in lieu of amortization, an annual impairment review of goodwill.  The Company performs its annual review during the fourth quarter of each year and, therefore, did not record an impairment charge related to goodwill during the third quarter of 2006.  Management is not aware of any impairment charge that may be required; however, a change in economic conditions, if one occurs, could result in an impairment charge in the future.

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

As part of the acquisition of certain assets of ATS, the Company assumed certain contingent liabilities to finance companies for notes that ATS initiated on behalf of such finance companies related to the sale of trucks.  ATS’s portfolio to which the contingent liability is related is made up of contracts sold with and without recourse, and the Company expects a majority of the portfolio to be liquidated by January 1, 2008.  As part of the acquisition, the Company assumed a specific allowance for repossession losses and early repayment penalties related to ATS’s portfolio.

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

Accounting for Income Taxes

Significant management judgment is required to determine the provisions for income taxes and to determine whether deferred tax assets will be realized in full or in part.  Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  When it is more likely than not that all or some portion of specific deferred income tax assets will not be realized, a valuation allowance must be established for the amount of deferred income tax assets that are determined not to be realizable.  The Company has a valuation allowance related to deferred tax assets in certain states.  Accordingly, the facts and financial circumstances impacting state deferred income tax assets are reviewed quarterly and management’s judgment is applied to determine the amount of valuation allowance required in any given period.

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

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006.  The Company’s Consolidated Financial Statements as of September 30, 2006 and for the three and nine months ended September 30, 2006 reflect the impact of SFAS 123(R).  In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R).  Stock-based compensation expense recognized under SFAS 123(R) for the three months ended September 30, 2006 was $391,000 and for the nine months ended September 30, 2006 was $2,285,000, which consisted of stock-based compensation expense related to grants of stock options and employee stock purchases under the Employee Stock Purchase Plan.  There was no stock-based compensation expense related to grants of stock options or employee stock purchases under the Employee Stock Purchase Plan recognized during the three and nine months ended September 30, 2005.

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model.  The fair value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Consolidated Statement of Operations.  Prior to the adoption of SFAS 123(R), the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”).  Under the intrinsic value method, no stock-based compensation expense had been recognized in the Company’s Consolidated Statement of Operations because the exercise price of the Company’s stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant.

Stock-based compensation expense recognized during the three months and nine months ended September 30, 2006 is based on the fair value of the portion of share-based payment awards that is ultimately expected to vest during the period.  Stock-based compensation expense recognized in the Company’s Consolidated Statement of Operations for the three months and nine months ended September 30, 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R).  In conjunction with the adoption of SFAS 123(R), compensation expense for all share-based payment awards is recognized using the straight-line single-option method.  As stock-based compensation expense recognized in the Consolidated Statement of Operations for the three months and nine months ended September 30, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures.  SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  In the Company’s pro forma information required under SFAS 123 for the periods prior to 2006, the Company accounted for forfeitures as they occurred.

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

Results of Operations

The following discussion and analysis includes the Company’s historical results of operations for the three months and nine months ended September 30, 2006 and 2005.

The following table sets forth for the periods indicated certain financial data as a percentage of total revenues:

	Three Months EndedSeptember 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

New and used truck sales	77.4%	75.3%	75.2%	74.8%
Parts and service	17.4	19.5	19.2	20.0
Construction equipment sales	2.5	2.1	2.7	2.2
Lease and rental	1.7	1.8	1.8	1.8
Finance and insurance	0.7	0.9	0.8	0.8
Other	0.3	0.4	0.3	0.4
Total revenues	100.0	100.0	100.0	100.0
Cost of products sold	85.7	84.3	84.7	84.5
Gross profit	14.3	15.7	15.3	15.5
Selling, general and administrative	9.1	10.3	10.1	10.4
Depreciation and amortization	0.5	0.6	0.5	0.6
Operating income	4.7	4.8	4.7	4.5
Interest expense, net	0.7	0.7	0.7	0.7
Gain on sale of assets	0.0	0.1	0.0	0.0
Income before income taxes	4.0	4.2	4.0	3.8
Provision for income taxes	1.5	1.5	1.5	1.4
Net income	2.5%	2.7%	2.5%	2.4%

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005

Revenues

Revenues increased $165.9 million, or 34.2%, from $485.4 million in the third quarter of 2005 to $651.3 million in the third quarter of 2006. Sales of new and used trucks increased $138.5 million, or 37.9%, from $365.8 million in the third quarter of 2005 to $504.3 million in the third quarter of 2006.  This increase in new and used truck revenue is due to strong demand for Class 8 trucks, increased sales of medium-duty trucks due to acquisitions and strong demand, and strong demand for used trucks.

Unit sales of new Class 8 trucks increased 32.6%, from 2,648 units in the third quarter of 2005 to 3,512 units in the third quarter of 2006.  Based on estimates from A.C.T. Research Co., LLC, a truck industry data and forecasting service provider (“A.C.T. Research”), the Company believes that sales of Class 8 trucks in the United States will increase from approximately 259,000 units in 2005 to approximately 286,000 units in 2006.  In 2005, the Company retained a 3.9% share of the Class 8 truck sales market in the U.S.  The Company expects to maintain this share of the Class 8 truck sales market in 2006, which would result in the sale of approximately 11,000 Class 8 trucks based on retail sales of 286,000 units as estimated by A.C.T. Research.  Industry expectations are for Class 8 truck retail sales to decline in 2007 primarily due to new diesel emissions laws, which are expected to increase the cost and potentially reduce the fuel efficiency and reliability of diesel engines built on or after January 1, 2007.  Industry analysts believe that new Class 8 truck retail sales will decrease in the second and third quarters of 2007, but will recover in the fourth quarter of 2007.  A.C.T. Research currently estimates U.S. Class 8 truck retail sales to total approximately 175,000 units in 2007.

Unit sales of new medium-duty trucks increased 65.3%, from 671 units in the third quarter of 2005 to 1,109 units in the third quarter of 2006.  The Company continues its concerted effort to improve its medium-duty truck sales by adding experienced medium-duty sales personnel and introducing new medium-duty franchises at some of the Company’s Rush Truck Centers to complement the existing medium-duty lines sold at such dealerships.  Since July of 2005, the Company has acquired medium-duty truck franchises in Dallas and Texarkana, Texas, Orlando and Jacksonville, Florida, Fontana, California and Denver, Colorado.  Overall, new medium-duty truck sales revenue increased approximately $20.7 million, or

53.2%, in the third quarter of 2006 compared to the third quarter of 2005.  A.C.T. Research currently expects United States retail sales of Class 4, 5, 6, and 7 medium-duty trucks to increase from approximately 263,000 in 2005 to 277,000 in 2006.  The Company expects to sell approximately 4,500 medium—duty trucks in 2006, compared to 2,807 in 2005.  A.C.T. Research expects United States retail sales of Class 4, 5, 6, and 7 medium-duty trucks to decrease approximately 11% in 2007 to 246,000 units, however, the Company expects to continue to add medium-duty franchises to certain dealerships and to increase medium-duty sales and market share compared to 2006.

Unit sales of used trucks increased 12.2%, from 890 units in the third quarter of 2005 to 999 units in the third quarter of 2006.  Used truck average revenue per unit increased by approximately 7.2%.  Historically, used truck demand is consistent with new truck demand.  In 2007, used truck sales volumes and prices will be primarily driven by the consumer’s acceptance of the new diesel emission engines in 2007.  Currently, the Company expects to sell approximately 4,000 used trucks in 2006.

Parts and service sales increased $18.8 million, or 19.9%, from $94.4 million in the third quarter of 2005 to $113.2 million in the third quarter of 2006.  The parts and service sales increase was consistent with management’s expectations, which take into account general economic conditions, successful business development and price increases for parts and labor.  The Company expects parts and service sales to maintain a 20% to 22% growth level during the remainder of 2006.

Sales of new and used construction equipment increased $5.7 million, or 55.9%, from $10.2 million in the third quarter of 2005 to $15.9 million in the third quarter of 2006.  During the third quarter of 2006, the Company made a concerted effort to increase its market share in the Houston area.  Approximately 2,700 units of construction equipment were put into use in the Company’s area of responsibility in 2005, and the construction equipment industry expects to sell approximately 2,840 units of new construction equipment in the Houston area in 2006.  John Deere’s market share in the Houston area construction equipment market increased from 19.6% in the third quarter of 2005 to 22.5% in the third quarter of 2006.  The Company believes it can keep John Deere’s market share, in the Houston area, at approximately 22.5% in 2006.

Lease and rental revenues increased $2.3 million, or 26.4%, from $8.7 million in the third quarter of 2005 to $11.0 million in the third quarter of 2006.  This increase in lease and rental revenue is consistent with management’s expectations.  The Company expects lease and rental revenue to increase approximately 23% during 2006 compared to 2005 due to an increased number of units in the lease and rental fleet.

Finance and insurance revenues increased $0.4 million, or 9.3%, from $4.3 million in the third quarter of 2005 to $4.7 million in the third quarter of 2006.  The Company expects finance and insurance revenues to continue to increase relative to 2005 as sales of new and used trucks remain strong.  Finance and insurance revenues have limited direct costs and, therefore, contribute a disproportionate share of the Company’s operating profits.

Other income increased $0.1 million, or 4.8%, from $2.1 million in the third quarter of 2005 to $2.2 million in the third quarter of 2006.  Other income is primarily related to the gain on sale realized on trucks from the lease and rental fleet, commissions earned from John Deere for direct manufacturer sales in our area of responsibility, document fees related to truck sales and purchase discounts.

Gross Profit

Gross profit increased $16.7 million, or 21.9%, from $76.4 million in the third quarter of 2005 to $93.1 million in the third quarter of 2006.  Gross profit as a percentage of sales decreased from 15.7% in the third quarter of 2005 to 14.3% in the third quarter of 2006.  In addition, truck sales, a lower margin revenue item, increased as a percentage of total revenue from 75.4% in the third quarter of 2005 to 77.4% in the third quarter of 2006.  Parts and service revenue, a higher margin revenue item, decreased as a percentage of total revenue from 19.5% in the third quarter of 2005 to 17.4% in the third quarter of 2006.

Gross margins on Class 8 truck sales decreased from 7.1% in the third quarter of 2005 to 6.6% in the third quarter of 2006.  The decrease in gross margin is partially due to deliveries to several large fleet customers during the third quarter of 2006.  The Company expects to deliver a large number of fleet trucks in the fourth quarter of 2006 as well.  For the remainder of 2006, the Company expects overall gross margins from Class 8 truck sales of approximately 6.5% to 7.5% compared to 6.7% for fiscal year 2005.

Gross margins on medium-duty truck sales decreased from 6.5% in the third quarter of 2005 to 6.0% in the third quarter of 2006.  For 2006, the Company expects overall gross margins from medium-duty truck sales of approximately 6.0% to 7.5% compared to 6.2% for fiscal year 2005.  Gross margins on medium-duty truck sales are impacted by the mix of models sold and the Company’s 2006 gross margins on medium-duty trucks could vary significantly depending upon the ultimate product mix of medium-duty trucks actually sold.

Gross margins on used truck sales decreased from 10.4% in the third quarter of 2005 to 9.3% in the third quarter of 2006.  The current challenge for the Company’s used truck business is procuring a sufficient quantity of quality used trucks for resale at acceptable prices.  The Company believes it will be able to continue to achieve margins of approximately 8.0% to 10.0% during the remainder of 2006.

Gross margins from the Company’s parts, service and body shop operations increased from 42.2% in the third quarter of 2005 to 42.3% in the third quarter of 2006.  Gross profit for the parts, service and body shop departments increased from $39.8 million in the third quarter of 2005 to $47.9 million in the third quarter of 2006.  The Company expects to maintain gross margins of approximately 39.0% to 42.0% for the remainder of 2006.

Gross margins on new and used construction equipment sales decreased from 13.3% in the third quarter of 2005 to 10.7% the third quarter of 2006.  The lower gross margins for the third quarter of 2006 are due to the Company’s efforts to increase its market share in the Houston area.  The Company expects 2006 gross margins to remain in a range of 10.0% to 12.0% depending on the mix of products sold.

Gross margins from lease and rental sales increased from approximately 22.6% in the third quarter of 2005 to 22.8% in the third quarter of 2006.  The Company expects to maintain gross margins from lease and rental sales of approximately 22.0% to 24.0% for the remainder of 2006.  The Company’s policy is to depreciate its lease and rental fleet using the shortest depreciable life established by generally accepted accounting principles.  This policy results in the Company realizing small gross margins while the unit is in service and a corresponding larger gain on sale when the unit is sold at the end of the lease term.

The increase in finance and insurance revenues and other income, as described above, has limited direct costs and, therefore, contributes a disproportionate share of gross profit.

Selling, General and Administrative Expenses

Selling, General and Administrative (“SG&A”) expenses increased $9.3 million, or 18.7%, from $49.8 million in the third quarter of 2005 to $59.1 million in the third quarter of 2006.  This increase is attributable in part to commissions on increased truck sales, expansion of facilities in Mobile, Alabama and Nashville, Tennessee and new store openings in Alice and Texarkana, Texas, Orlando and Jacksonville, Florida and Denver, Colorado.  Additionally, on January 1, 2006, the Company implemented SFAS 123(R), which resulted in stock-based compensation expense of $391,000 for the third quarter of 2006. SG&A expenses as a percentage of sales decreased from 10.3% in the third quarter of 2005 to 9.1% in the third quarter of 2006.  SG&A expenses as a percentage of sales have historically ranged from 10.0% to 16.0%; however, when new and used truck revenue is high, SG&A expenses as a percentage of sales are low.  The Company expects SG&A expenses as a percentage of sales to remain low through the remainder of 2006; however, in 2007 the Company expects SG&A expenses as a percentage of sales to increase due to the expected decrease in new truck revenue.

Interest Expense

Net interest expense increased $0.6 million, or 16.7%, from $3.6 million in the third quarter of 2005 to $4.2 million in the third quarter of 2006.  In the third quarter of 2006, floor plan interest expense increased compared to the third quarter of 2005 due to the increase in floor plan debt and increasing interest rates.  To take advantage of increased truck demand, the Company currently maintains higher levels of truck inventory than it has traditionally maintained, which increases the Company’s floor plan debt.  The increase in net interest expense in the third quarter of 2006 was offset by earnings on the Company’s investment of available cash.

Income before Income Taxes

Income before income taxes increased $5.7 million, or 27.7%, from $20.6 million in the third quarter of 2005 to $26.3 million in the third quarter of 2006, as a result of the factors described above.  The Company believes that income in 2006 will continue to increase compared to 2005.

Provision for Income Taxes

Income taxes increased $2.3 million, or 30.7%, from $7.5 million in the third quarter of 2005 to $9.8 million in the third quarter of 2006.  In the third quarter of 2006, the Company has provided for taxes at a 37.5% effective rate compared to 36.25% for the third quarter of 2005.

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005

Unless otherwise stated below, the Company’s future expectations with regard to the items discussed in this section are set forth in the discussion of the “Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005.”

Revenues

Revenues increased $369.1 million, or 27.4%, from $1,349.3 million in the first nine months of 2005 to $1,718.4 million in the first nine months of 2006.  Sales of new and used trucks increased $282.6 million, or 28.0%, from $1,008.7 million in the first nine months of 2005 to $1,291.3 million in the first nine months of 2006.  This increase in new and used truck revenue is due to strong demand for Class 8 trucks, increased sales of medium-duty trucks due to acquisitions and strong demand, and strong demand for used trucks.

Unit sales of new Class 8 trucks increased 16.5%, from 7,302 units in the first nine months of 2005 to 8,506 units in the first nine months of 2006.

Unit sales of new medium-duty trucks increased 61.2%, from 1,976 units in the first nine months of 2005 to 3,185 units in the first nine months of 2006.  Overall, new medium-duty truck sales revenue increased approximately $63.0 million, or 56.5%, in the first nine months of 2006 compared to the first nine months of 2005.

Unit sales of used trucks increased 9.7%, from 2,744 units in the first nine months of 2005 to 3,011 units in the first nine months of 2006.  Used truck average revenue per unit increased by approximately 8.6%.

Parts and service sales increased $61.1 million, or 22.7%, from $269.4 million in the first nine months of 2005 to $330.5 million in the first nine months of 2006.  The parts and service sales increase was consistent with management’s expectations.

Sales of new and used construction equipment increased $16.2 million, or 54.2%, from $29.9 million in the first nine months of 2005 to $46.1 million in the first nine months of 2006.  During the first nine months of 2006, the Company made a concerted effort to increase its market share in the Houston area.  Because the Company operates only one construction equipment location, new and used construction equipment revenue can fluctuate significantly from quarter to quarter depending on the mix of products sold and the timing of deliveries.

Lease and rental revenues increased $5.7 million, or 23.0%, from $24.8 million in the first nine months of 2005 to $30.5 million in the first nine months of 2006.  This increase in lease and rental revenue was consistent with management’s expectations.

Finance and insurance revenues increased $2.3 million, or 20.0%, from $11.5 million in the first nine months of 2005 to $13.8 million in the first nine months of 2006.  The Company expects finance and insurance revenues to continue to increase relative to 2005 as sales of new and used trucks remain strong.  Finance and insurance revenues have limited direct costs and, therefore, contribute a disproportionate share of the Company’s operating profits.

Other income increased $1.1 million, or 22.0%, from $5.0 million in the first nine months of 2005 to $6.1 million in the first nine months of 2006.  Other income revenue is primarily related to the gain on sale realized on trucks from the lease and rental fleet, commissions earned from John Deere for direct manufacturer sales in our area of responsibility, document fees related to truck sales and purchase discounts.

Gross Profit

Gross profit increased $53.5 million, or 25.6%, from $209.1 million in the first nine months of 2005 to $262.6 million in the first nine months of 2006.  Gross profit as a percentage of sales slightly decreased from 15.5% in the first nine months of 2005 to 15.3% in the first nine months of 2006.  This decrease is partially due to a change in our product mix. Truck sales, a lower margin revenue item, increased as a percentage of total revenue from 74.8% in the first nine months of

2005 to 75.2% in the first nine months of 2006.  Parts and service revenue, a higher margin revenue item, decreased as a percentage of total revenue from 20.0% in the first nine months of 2005 to 19.2% in the first nine months of 2006.

Gross margins on Class 8 truck sales increased from 6.7% in the first nine months of 2005 to 7.2% in the first nine months of 2006.

Gross margins on medium-duty truck sales increased from 6.4% in the first nine months of 2005 to 6.6% in the first nine months of 2006.

Gross margins on used truck sales decreased from 9.8% in the first nine months of 2005 to 9.1% in the first nine months of 2006.  The decrease in gross margins on used trucks during the first nine months of 2006 is due primarily to low margins recognized in the first quarter of 2006 on the sale of fleet trade-ins that were placed in inventory during the fourth quarter of 2005.

Gross margins from the Company’s parts, service and body shop operations remained constant at 41.4% in the first nine months of 2005 and the first nine months of 2006. Gross profit for the parts, service and body shop departments increased from $111.6 million in the first nine months of 2005 to $136.8 million in the first nine months of 2006.

Gross margins on new and used construction equipment sales decreased from 13.3% in the first nine months of 2005 to 11.2% in the first nine months of 2006.  The Company expects 2006 gross margins to remain in a range of 10.0% to 12.0%, depending on the mix of products sold, as the Company continues to increase its market share.

Gross margins from lease and rental sales decreased from approximately 24.3% in the first nine months of 2005 to 23.0% in the first nine months of 2006.  The decrease in gross margins from lease and rental sales is primarily due to the increase in interest rates and the increase in the cost of new trucks for use in the lease and rental fleet

The increase in finance and insurance revenues and other income, as described above, has limited direct costs and, therefore, contributes a disproportionate share of gross profit.

Selling, General and Administrative Expenses

SG&A expenses increased $32.2 million, or 22.8%, from $141.1 million in the first nine months of 2005 to $173.3 million in the first nine months of 2006.  This increase is attributable in part to commissions on increased truck sales, expansion of facilities in Mobile, Alabama and Nashville, Tennessee and new store openings in Alice and Texarkana, Texas, Orlando and Jacksonville, Florida and Denver, Colorado.  SFAS 123(R) implementation resulted in stock-based compensation expense of $2.3 million for the first nine months of 2006. SG&A expenses as a percentage of sales decreased from 10.5% in the first nine months of 2005 to 10.1% in the first nine months of 2006.  SG&A expenses as a percentage of sales have historically ranged from 10.0% to 16.0%.

Interest Expense

Net interest expense increased $2.0 million, or 21.5%, from $9.3 million in the first nine months of 2005 to $11.3 million in the first nine months of 2006.  .  In the first nine months of 2006, floor plan interest expense increased compared to the first nine months of 2005 due to the increase in floor plan debt and increasing interest rates.  To take advantage of increased truck demand, the Company currently maintains higher levels of truck inventory than it has traditionally maintained, which increases the Company’s floor plan debt.  The increase in net interest expense in the first nine months of 2006 was offset by earnings on the Company’s investment of available cash.

Income before Income Taxes

Income before income taxes increased $17.2 million, or 33.5%, from $51.4 million in the first nine months of 2005 to $68.6 million in the first nine months of 2006, as a result of the factors described above.  The Company believes that income from continuing operations in 2006 will continue to increase compared to 2005.

Provision for Income Taxes

Income taxes from continuing operations increased $6.4 million, or 33.2%, from $19.3 million in the first nine months of 2005 to $25.7 million in the first nine months of 2006.  In the first nine months of 2006, the Company has provided for taxes at a 37.5% effective rate compared to 37.6% for the first nine months of 2005.

Liquidity and Capital Resources

The Company’s short-term cash needs are primarily for working capital, including inventory requirements, expansion of existing facilities and acquisitions of new facilities. These short-term cash needs have historically been financed with retention of profits and borrowings under credit facilities available to the Company.

At September 30, 2006, the Company had working capital of approximately $140.0 million, including $153.5 million in cash and cash equivalents, $80.8 million in accounts receivable, $443.4 million in inventories, $2.0 million in prepaid expenses and other, and $6.6 million in deferred tax assets, offset by $423.5 million outstanding under floor plan notes payable, $26.2 million in current maturities of long-term debt, $3.2 million in current maturities of capital lease obligations, $26.6 million of trade accounts payable and $66.8 million in accrued expenses. The Company may request working capital advances in the minimum amount of $100,000 from General Electric Capital Corporation (“GE Capital”), its primary truck lender.  However, such working capital advances may not cause the total indebtedness owed GE Capital to exceed an amount equal to the wholesale advances made against the then current inventory less any payment reductions then due.  There were no working capital advances outstanding under this agreement at September 30, 2006.  The Company has three separate secured lines of credit that provide for an aggregate maximum borrowing of $20.5 million.  There were no advances outstanding under these secured lines of credit, however, there was $6.3 million pledged to secure various letters of credit related to self-insurance products, leaving $14.2 million available for future borrowings as of September 30, 2006.

The Company has no material commitments for capital expenditures as of September 30, 2006. However, the Company will continue to purchase vehicles that are necessary to operate its lease and rental division. Furthermore, management will continue to authorize capital expenditures for new dealerships and expansion of existing dealership facilities based on market opportunities.

During the first nine months of 2006, operating activities resulted in net cash used in operations of $20.8 million. Cash provided by operations was primarily due to net income of $42.9 million coupled with provisions for depreciation and amortization of $19.6 million, an increase of $2.3 million in the stock-based compensation expense related to stock options and employee stock purchases under the Employee Stock Purchase Plan, an increase of accounts payable and accrued expenses of $21.0 million, which was offset by excess tax benefits from stock-based compensation of $2.2 million, an increase in the provision for deferred income tax expense of $1.0 million, an increase in accounts receivable of $17.4 million, and an increase in inventories of $85.6 million.

During the first nine months of 2006, the Company used $92.4 million in investing activities. This consisted of purchases of property and equipment of $68.7 million and business acquisitions of $27.8 million which were offset by proceeds from the sale of property and equipment of $4.0 million. Property and equipment purchases are primarily related to the purchase of additional units for the rental and leasing operations of $35.9 million during the first nine months of 2006.  The Company expects to purchase more trucks for its leasing operations during the fourth quarter of 2006 based on expected increases in customer demand.  The Company expects to make capital expenditures for real estate and leasehold improvements of approximately $5.5 million in the fourth quarter of 2006.

During the first nine months of 2006, the Company’s financing activities resulted in net cash of $133.6 million. Net cash used in financing activities primarily consisted of an increase in notes payable of $57.5 million, and issuance of shares related to the exercise of stock options and employee stock purchases under the Employee Stock Purchase Plan of $1.9 million, excess tax benefits from stock-based compensation of $2.2 million, and net draws on floor plan notes payable of $107.6 million, offset by principal payments on notes payable and capital lease obligations of $35.2 million and net payments on lines of credit of $2.8 million. The increase in notes payable primarily relates to the refinancing of the Company’s aircraft, purchases of real estate and the purchase of trucks for the leasing operations.

Substantially all of the Company’s truck purchases are made on terms requiring payment within 15 days or less from the date the trucks are invoiced from the factory.  On September 20, 2005, the Company entered into a three-year floor plan financing agreement with GE Capital.  Interest under the floor plan financing agreement is payable monthly at a rate equal to LIBOR plus 1.68%.  The Company finances substantially all of the purchase price of its new truck inventory and the loan value of its used truck inventory under the floor plan financing agreement with GE Capital under which GE Capital pays the manufacturer directly with respect to new trucks. The Company makes monthly interest payments to GE Capital on the amount financed, but is not required to commence loan principal repayments on any vehicle until such vehicle has been floor planned for 12 months or is sold.  The agreement allows for prepayments and working capital advances with monthly adjustments to the interest due on outstanding advances.  On September 30, 2006, the Company had approximately $407.1 million outstanding under its floor plan financing agreement with GE Capital.

Substantially all of the Company’s new construction equipment purchases are financed by John Deere and CitiCapital.  The Company finances substantially all of the purchase price of its new construction equipment inventory under its floor plan facilities. The agreement with John Deere provides an interest free financing period after which time the amount financed is required to be paid in full. When construction equipment is sold prior to the expiration of the interest free finance period, the Company is required to repay the principal within approximately 10 days of the sale. If the construction equipment financed by John Deere is not sold within the interest free finance period, it is transferred to the CitiCapital floor plan arrangement.  Used and rental construction equipment is financed to a maximum of book value under a floor plan arrangement with CitiCapital.  The Company makes monthly interest payments on the amount financed and is required to commence loan principal repayments on rental construction equipment as book value reduces.  The Company makes principal payments for sold inventory to CitiCapital on the 15th day of each month.  The loans are collateralized by a lien on the construction equipment.  The Company’s floor plan agreements limit the aggregate amount of borrowings based on the book value of new and used construction equipment units.  As of September 30, 2006, the Company’s floor plan arrangement with CitiCapital permits the financing of up to $13.5 million in construction equipment.  On September 30, 2006, the Company had $6.2 million outstanding under its floor plan financing arrangement with John Deere and $10.2 million outstanding under its floor plan financing arrangement with CitiCapital.

Backlog

On September 30, 2006, the Company’s backlog of truck orders was approximately $404.6 million as compared to a backlog of truck orders of approximately $433.4 million on September 30, 2005. The Company includes only confirmed orders in its backlog.  It currently takes between 14 days and nine months for the Company to receive delivery of a truck once a customer special order is placed depending on the truck specifications and demand for the particular model ordered. The Company sells the majority of its new trucks by customer special order, with the remainder sold out of inventory. Orders from a number of the Company’s major fleet customers are included in the Company’s backlog as of September 30, 2006.

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

Cyclicality

The Company’s business is dependent on a number of factors relating to general economic conditions, including fuel prices, interest rate fluctuations, economic recessions, environmental and other government regulations and customer business cycles. Unit sales of new trucks have historically been subject to substantial cyclical variation based on these general economic conditions. According to A.C.T. Research, industry-wide domestic retail sales of Class 8 trucks in 2005 totaled approximately 259,000 units.  A.C.T. Research currently forecasts U.S. new Class 8 truck sales to increase to approximately 286,000 units in 2006 and decrease to 175,000 units in 2007.  Through geographic expansion, concentration on higher margin parts and service operations, and diversification of its customer base, the Company believes it can reduce the negative impact on the Company’s earnings as a result of adverse general economic conditions or cyclical trends affecting the heavy-duty truck industry.

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

The Company is exposed to some market risk through interest rates related to our floor plan borrowing arrangements, variable rate debt and discount rates related to finance sales. Floor plan borrowings are based on the LIBOR rate of interest and are used to meet working capital needs. As of September 30, 2006, the Company had floor plan borrowings of approximately $423.5 million.  Assuming an increase in the LIBOR rate of interest of 100 basis points, interest expense could increase by approximately $4.2 million in 2006. The interest rate variability on all other debt would not have a material adverse effect on the Company’s financial position or results of operations. The Company provides all customer financing opportunities to various finance providers. The Company receives all finance charges in excess of a negotiated discount rate from the finance providers in the month following the date of the financing. The negotiated discount rate is variable, thus subject to interest rate fluctuations. This interest rate risk is mitigated by the Company’s ability to pass discount rate increases to customers through higher financing rates.

The Company is also exposed to some market risk through interest rates related to the investment of our current cash and cash equivalents of $153.5 million at September 30, 2006.  These funds are generally invested in highly liquid money market accounts, government-sponsored enterprises and corporate bonds that do not expose the Company to a loss of principal or reinvested against our floor plan liability.  As such instruments mature and the funds are reinvested, we are exposed to changes in market interest rates. This risk is mitigated by management’s ongoing evaluation of the best investment rates available for current and noncurrent high quality investments. If market interest rates were to increase or decrease immediately and uniformly by 100 basis points, the Company’s interest income could correspondingly increase or decrease by approximately $1.5 million in 2006. We have not used derivative financial instruments in our investment portfolio.

Item 4. Controls and Procedures.

The Company, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2006 to provide reasonable assurance that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There has been no change in the Company’s internal control over financial reporting that occurred during the three months ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors.

There have been no material changes in our risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005, except as such risk factors were updated in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The Company did not make any unregistered sales of equity securities during the third quarter of 2006, nor did it repurchase any shares of its Class A Common Stock or Class B Common Stock during the third quarter of 2006.

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

RUSH ENTERPRISES, INC.

Date:	November 9, 2006	By	/S/ W.M. “RUSTY” RUSH
W.M. “Rusty” Rush
President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 9, 2006	By:	/S/ MARTIN A. NAEGELIN, JR.
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