Form 10-K
period 2006-12-31
RUSH ENTERPRISES INC \TX\
filed 2007-03-15
CIK 1012019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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
Yes ☐  No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act Yes ☐  No  ☒

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
Yes ☐    No  ☒

The aggregate market value of common stock held by non-affiliates of the registrant as of June 30, 2006 was approximately $398,345,279 based upon the last sales price on June 30, 2006 on The NASDAQ National Market® of $18.17 for the registrant’s Class A Common Stock and $16.86 for the registrant’s Class B Common Stock.  Shares of common stock held by each executive officer and director and by each shareholder affiliated with a director or an executive officer have been excluded from this calculation because such persons may be deemed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The registrant had 17,091,157 shares of Class A Common Stock and 8,075,616 shares of Class B Common Stock outstanding on March 5, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of registrant’s definitive proxy statement for the registrant’s 2007 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission not later than April 30, 2007, are incorporated by reference into Part III of this Form 10-K.

RUSH ENTERPRISES, INC.

Index to Form 10-K

Year ended December 31, 2006

NOTE REGARDING FORWARD LOOKING STATEMENTS

Certain statements contained in this Form 10-K (or otherwise made by the Company or on the Company’s behalf from time to time in other reports, filings with the Securities and Exchange Commission, news releases, conferences, website postings or otherwise) that are not statements of historical fact constitute “forward-looking statements” within the meaning of the Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended(the “Exchange Act”), notwithstanding that such statements are not specifically identified. Forward-looking statements include statements about the Company’s financial position, business strategy and plans and objectives of management of the Company for future operations.  These forward-looking statements reflect the best judgments of the Company about the future events and trends based on the beliefs of the Company’s management as well as assumptions made by and information currently available to the Company’s management.  Use of the words “may,” “should,” “continue,” “plan,” “potential,” “anticipate,” “believe,” “estimate,” “expect” and “intend” and words or phrases of similar import, as they relate to the Company or its subsidiaries or Company management, are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.  Forward-looking statements reflect the current view of the Company with respect to future events and are subject to risks and uncertainties that could cause actual results to differ materially from those in such statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, those set forth under Item 1A—Risk Factors as well as future growth rates and margins for certain of our products and services, future demand for our products and services, competitive factors, general economic conditions, cyclicality, economic conditions in the new and used truck and equipment markets, customer relations, relationships with vendors, the interest rate environment, governmental regulation and supervision, seasonality, distribution networks, product introductions and acceptance, technological change, changes in industry practices, onetime events and other factors described herein and in the Company’s quarterly and other reports filed with the Securities and Exchange Commission (collectively, “Cautionary Statements”). Although the Company believes that its expectations are reasonable, it can give no assurance that such expectations will prove to be correct. Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described in any forward-looking statements. All subsequent written and oral forward–looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the applicable Cautionary Statements. The Company does not intend to update these forward-looking statements.

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

The Company is a full-service, integrated retailer of premium transportation and construction equipment and related services.  The Company’s Rush Truck Centers sell trucks manufactured by Peterbilt Motors Company (a division of PACCAR, Inc.), GMC, Hino, UD, Ford or Isuzu. The Company also operates a John Deere construction equipment dealership at its Rush Equipment Center in Houston, Texas. Through its strategically located network of Rush Truck Centers and its Rush Equipment Center, the Company provides one-stop service for the needs of its customers, including retail sales of new and used trucks and construction equipment, aftermarket parts sales, service and repair facilities, and financing, leasing and rental, and insurance products.

The Company’s Rush Truck Centers are principally located in high traffic areas throughout the southern United States. Since commencing operations as a Peterbilt heavy-duty truck dealer in 1966, the Company has grown to operate more than 40 Rush Truck Centers in Alabama, Arizona, California, Colorado, Florida, Georgia, New Mexico, Oklahoma, Tennessee and Texas.

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

Rush Truck Centers.  Since commencing operations as a Peterbilt heavy-duty truck dealer over 40 years ago, we have grown to operate 42 Rush Truck Centers.  Our Rush Truck Centers are located in Alabama, Arizona, California, Colorado, Florida, Georgia, New Mexico, Oklahoma, Tennessee and Texas.  The following chart reflects our franchises and parts, service and body shop operations by location.

Rush Truck Center Location	Heavy-Duty Franchise(s)	Medium-Duty Franchise(s)	Parts	Service	Body Shop

Alabama:
Mobile	Peterbilt	Peterbilt	Yes	Yes	Yes

Arizona:
Chandler	None	None	Yes	No	No
Flagstaff	None	None	Yes	Yes	No
Phoenix	Peterbilt	Peterbilt, GMC, Hino	Yes	Yes	Yes
Tucson	Peterbilt	Peterbilt, GMC, Hino	Yes	Yes	No

California:
El Centro	Peterbilt	Peterbilt	Yes	Yes	No
Escondido	Peterbilt	Peterbilt, Hino	Yes	Yes	No
Fontana Heavy-Duty	Peterbilt	Peterbilt	Yes	Yes	Yes
Fontana Medium-Duty	None	Peterbilt, GMC, Hino Isuzu, UD	Yes	Yes	No
Pico Rivera	Peterbilt	Peterbilt, UD (parts only)	Yes	Yes	Yes
San Diego	Peterbilt	Peterbilt, GMC, Hino	Yes	Yes	Yes
Sylmar	Peterbilt	Peterbilt, UD	Yes	Yes	No

Colorado:
Denver Heavy-Duty	Peterbilt	Peterbilt	Yes	Yes	Yes
Denver Medium-Duty	None	Ford, Isuzu	Yes	Yes	No
Greeley	Peterbilt	Peterbilt	Yes	Yes	No

Florida:
Haines City	Peterbilt	Peterbilt	Yes	Yes	Yes
Orlando	Peterbilt	Peterbilt, GMC, Isuzu, UD	Yes	Yes	Yes
Tampa	Peterbilt	Peterbilt	Yes	Yes	No
Winter Garden	Peterbilt	Peterbilt	Yes	Yes	No
Jacksonville	Peterbilt	Peterbilt, Hino	Yes	Yes	Yes

Georgia:
Atlanta	None	GMC, Hino, Isuzu, UD	Yes	Yes	No

New Mexico:
Albuquerque	Peterbilt	Peterbilt, UD	Yes	Yes	Yes
Las Cruces	None	None	Yes	Yes	No

Oklahoma:
Ardmore	Peterbilt	Peterbilt	Yes	Yes	No
Oklahoma City	Peterbilt	Peterbilt, GMC, Hino	Yes	Yes	Yes
Tulsa	Peterbilt, Volvo	Peterbilt, GMC, Hino	Yes	Yes	Yes

Tennessee:
Nashville	Peterbilt	Peterbilt	Yes	Yes	Yes

Texas:
Abilene	Peterbilt	Peterbilt	Yes	Yes	No
Alice	Peterbilt	Peterbilt	Yes	Yes	No
Austin	Peterbilt	Peterbilt, GMC, Hino, Isuzu, UD	Yes	Yes	No
Dallas Heavy-Duty	Peterbilt	Peterbilt	Yes	Yes	Yes
Dallas Medium-Duty	None	Peterbilt, GMC, Hino, UD	Yes	Yes	No
El Paso	Peterbilt	Peterbilt, GMC	Yes	Yes	Yes
Fort Worth	Peterbilt	Peterbilt, UD	Yes	Yes	No
Houston	Peterbilt	Peterbilt, GMC, Hino	Yes	Yes	Yes
Laredo	Peterbilt	Peterbilt	Yes	Yes	Yes
Lufkin	Peterbilt	Peterbilt	Yes	Yes	Yes
Pharr	Peterbilt	Peterbilt, Hino	Yes	Yes	Yes
San Antonio	Peterbilt	Peterbilt, GMC, Hino	Yes	Yes	Yes
Sealy	Peterbilt	Peterbilt	Yes	Yes	No
Texarkana	Peterbilt	Peterbilt, GMC, Isuzu	Yes	Yes	No
Tyler	Peterbilt	Peterbilt	Yes	Yes	No

Rush Equipment Center. Our Rush Equipment Center in Houston, Texas, provides a full line of construction equipment, including John Deere backhoe loaders, hydraulic excavators, crawler-dozers and four-wheel drive loaders.

Leasing and Rental Services.  Through certain of our Rush Truck Centers and three stand-alone Rush Truck Leasing stores, we provide a broad line of product selections for lease or rent, including Class 4, Class 5, Class 6, Class 7 and Class 8 trucks, heavy-duty cranes and refuse haulers.  Our lease and rental fleets are offered on a daily, monthly or long-term basis.

Financial and Insurance Products.  At our dealerships we offer third-party financing to assist customers in purchasing new and used trucks and construction equipment. Additionally, we sell, as agent, a complete line of property and casualty insurance, including collision and liability insurance on trucks, cargo insurance and credit life insurance.

Perfection Equipment.  Our Perfection Equipment subsidiary operates out of two locations in Oklahoma City.  Perfection Equipment offers installation of equipment, equipment repair, parts installation, and paint and body repair to owners of commercial vehicles.  Perfection carries over 120 lines of truck and industrial parts and over 100 lines of equipment.  Perfection Equipment specializes in up-fitting a variety of trucks used by oilfield service providers and other specialized service providers.

World Wide Tires.  We operate World Wide Tires stores in three locations in Texas.  World Wide Tires primarily sells tires for use on Class 8 trucks.

Industry

See Part II, Item 7, “Managements Discussion and Analysis of Financial Condition and Results of Operations — Industry” for a description of our industry and the markets in which we operate.

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

•                  Management by Dealership Units. At each of our dealerships, we operate one or more of the following business units: new sales, used sales, financial services, parts, service or body shop. Our general managers measure and manage the operations of each of our dealerships according to the specific business units operating at that location. We believe that this system enhances the profitability of all aspects of a dealership and increases our overall operating margins. Operating goals for each business unit at each of our dealerships are established annually and managers are rewarded for performance accordingly.

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

•                  Open New Rush Truck and Equipment Centers in Existing Areas of Operation. We believe that there are opportunities to increase our share of the heavy-duty truck market by introducing our one-stop centers to underserved markets within our current areas of operation.  For example, we added a Rush Truck Center in Alice, Texas, to take better advantage of a high-density heavy-duty truck population within our existing area of operation. The introduction of additional one-stop centers enables us to enhance revenues from our existing customer base as well as increase the awareness of the “Rush” brand name for new customers.

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

New Truck Sales.   New heavy-duty truck sales represent the largest portion of our revenue, accounting for approximately $1,317.9 million, or 56.1%, of our total revenues in 2006. New Class 8 heavy-duty Peterbilt truck sales accounted for approximately 82.9% of our new truck revenues for 2006.  The delivery time for a custom-ordered truck varies depending on vehicle specifications and demand.

Our Rush Truck Centers that sell new and used Class 8 heavy-duty trucks also sell Class 6 and Class 7 medium-duty Peterbilt trucks.  Other Rush Truck Centers also sell medium-duty trucks manufactured by GMC, Hino, Isuzu, Ford or UD (see Part I, Item 1, “General — Rush Truck Centers” for a description of our industry and the markets in which we operate).  Medium-duty truck sales accounted for approximately $253.0 million, or 10.8% of our total revenues for 2006 and 15.9%, of our new truck revenues for 2006. Our customers use heavy-duty and medium-duty trucks to haul various materials, including general freight, petroleum, wood products, refuse and construction materials.

A significant portion of our new truck sales are to fleet customers (customers who purchase more than five trucks in any 12-month period). Because of the size of our Rush Truck Center network, our strong relationships with our fleet customers and our ability to handle large quantities of used truck trade-ins, we are able to successfully market and sell to fleet customers nationwide. We believe that we have a competitive advantage over most other dealers in that we can absorb multi-unit trade-ins often associated with fleet sales and effectively disperse the used trucks for resale throughout our dealership network. We believe that our attention to customer service and our broad range of trucking services, including our ability to offer truck financing and insurance to our customers, has resulted in a high level of customer loyalty.

Used Truck Sales.  Used truck sales accounted for approximately $191.9 million, or 8.2%, of our total revenues for 2006.  We sell used Class 8 heavy-duty trucks and medium-duty trucks at most of our Rush Truck Centers.  We believe that we are well positioned to market used heavy-duty trucks due to our ability to recondition them for resale utilizing the parts and service departments of our Rush Truck Centers and our ability to move used trucks between Rush Truck Centers to satisfy customer demand. The majority of our used truck fleet consists of trucks taken as trade-ins from new truck customers, but we supplement our used truck fleet by purchasing used trucks from third parties for resale.

Truck Parts and Service.  Truck-related parts and service revenues accounted for approximately $424.7 million, or 18.1%, of our total revenues for 2006.  The parts business enhances our sales and service functions and is a source of recurring revenue. Most Rush Truck Centers carry a wide variety of Peterbilt and other truck parts in its inventory.  We also have field service trucks and technicians who are capable of making on-site repairs at our customers’ locations.

Certain Rush Truck Centers also feature fully equipped service and body shop facilities, the combination and configuration of which varies by location, capable of handling a broad range of truck repairs on most makes and classes of trucks.  Each Rush Truck Center is a warranty service center for the truck manufacturers represented at that location and most are also authorized service centers for other manufacturers, including the following: Caterpillar, Cummins, Eaton Corporation and ArvinMeritor, Inc. We have more than 750 service and body shop bays, including 20 paint booths, throughout our Rush Truck Center network.

We perform both warranty and nonwarranty service work on heavy-duty and medium-duty trucks and components. The cost of warranty work is reimbursed by the applicable manufacturer at retail consumer rates. A majority of the service technicians at our Rush Truck Centers have been certified by various truck or component manufacturers.

Truck Leasing and Rental.   Truck leasing and rental revenues accounted for approximately $41.4 million, or 1.8%, of our total revenues for 2006.  We engage in full-service truck leasing under the PacLease trade name at nine locations and are the largest PacLease dealer in the United States. Leasing and rental customers contribute to additional parts sales and service work at Rush Truck Centers because most of our leases require service and maintenance for the leased trucks to be performed at our facilities (or at facilities outside our service area, as we direct). Rented trucks are also generally serviced at our facilities. We had 2,345 trucks in our lease and rental fleet as of December 31, 2006 compared to 1,798 trucks as of December 31, 2005.  As of December 31, 2006, we owned approximately 80% of our lease and rental fleet, and leased the remaining trucks in our fleet primarily from PACCAR Financial Corporation (“PACCAR Financial”). Currently, the average age of the trucks in our lease and rental fleet is approximately 24 months. Generally, we hold trucks in our lease and rental fleet for approximately 6 years, depending on the type of truck, and then sell them through the used sales operations at our Rush Truck Centers. Historically, we have realized gains on the sale of used lease trucks in excess of the cost of the purchase option contained in our leases with PACCAR Financial or the book value of trucks owned by the Company.

Rush Equipment Center

Our Rush Equipment Center in Houston, Texas is responsible for sales of new and used construction equipment and related parts and service.

New Construction Equipment Sales.   New construction equipment sales accounted for approximately $56.1 million, or 2.4%, of our total revenues for 2006. Our Rush Equipment Center carries a complete line of John Deere construction equipment. A new piece of John Deere construction equipment typically ranges in price from $50,000 for a backhoe to $500,000 for an excavator. We carry a full line of complementary construction equipment manufactured by other suppliers to enhance our John Deere product line. We sell construction equipment to a diverse customer base including residential and commercial construction contractors, utility companies, government agencies, and various petrochemical, industrial and material supply businesses.

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

Used Construction Equipment Sales.   Used construction equipment sales accounted for approximately $3.4 million, or 0.1%, of our total revenues for 2006. We sell used construction equipment manufactured by several manufacturers, including John Deere, Case Corporation, Caterpillar, and Komatsu, Ltd. Our used construction equipment inventory is derived from trade-ins from our construction equipment customers and purchases from third parties.

Construction Equipment Parts and Service.   Construction equipment-related parts and service revenues accounted for approximately $16.7 million, or 0.7%, of our total revenues for 2006. Our Rush Equipment Center carries a wide variety of John Deere and other parts in its inventory, which consists of over 7,000 items from more than 15 suppliers. We are an authorized John Deere construction equipment parts and accessories supplier in the Houston, Texas area. We maintain a fully equipped service operation capable of handling repairs on John Deere construction equipment and most other brands of construction equipment at our Rush Equipment Center. We enhance our service presence with field service trucks and technicians who are capable of making on-site repairs at our customers’ locations.

Additional information related to these operating segments for 2006, 2005 and 2004 is included in Note 19 — Segments in the Notes to the Company’s Consolidated Financial Statements in Item 8.

Financial and Insurance Products

We sell, as agent, a complete line of property and casualty insurance to our truck customers and other truck owners. Our agency is licensed to sell truck liability, general liability, collision and comprehensive, workers’ compensation, cargo, credit life and health and occupational accident insurance coverage throughout our operating territory. We serve as sales representatives for a number of leading insurance companies including the Great American Insurance Companies, Hartford Insurance Group and American General Financial Group. Our renewal rate during 2006 was 75%.

At our Rush Truck Centers and our Rush Equipment Center we have personnel responsible for arranging third-party financing for our product offerings. We also have licensed insurance agents at some of our dealerships in Alabama, California, Colorado, Florida, New Mexico, Tennessee and Texas who arrange insurance for our customers.  The sale of financial and insurance products accounted for approximately $19.2 million, or 0.8%, of our total revenue for 2006. Finance and insurance revenues have minimal direct costs and, therefore, contribute a disproportionate share of our operating profits.

New and Used Truck Financing.   Primarily through General Electric Capital Corporation (“GE Capital”) and PACCAR Financial, we arranged customer financing of approximately 27% of our new and used truck sales in 2006 compared to 24% in 2005. Generally, truck finance contracts are memorialized through the use of installment contracts, which are secured by the trucks financed, and require a down payment of 10% to 30% of the value of the financed truck, with the remaining balance financed over a two to five-year period. The majority of finance contracts are sold without recourse to the Company. The Company’s recourse liability related to finance contracts sold with recourse to the Company ranges from 5% to 100% of the outstanding amount of each note initiated on behalf of the finance company (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies”). The Company provides an allowance for repossession losses and early repayment penalties.

New and Used Construction Equipment Financing.  Through The CIT Group, Inc., CitiCapital, John Deere Credit and others, we arranged customer financing for approximately $31.8 million in 2006, an increase of 22.3% from approximately $26.0 million in 2005. Generally, construction equipment finance contracts are memorialized through the use of installment or lease contracts, which are secured by the construction equipment financed, and generally require a down payment of 0% to 10% of the value of the financed piece of construction equipment, with the remaining balance being financed over a three to five-year period. All finance contracts for construction equipment are assigned without recourse.

Sales and Marketing

Our established expansion and acquisition strategy and long history of operations in the heavy-duty and medium-duty truck business have resulted in a strong customer base that is diverse in terms of geography, industry and scale of operations. Rush Truck Centers’ customers include owner operators, regional and national truck fleets, corporations and local governments. During 2006, no single customer of our Rush Truck Centers accounted for more than 10% of our total truck sales by dollar volume. Our Rush Equipment Centers’ customer base is similarly diverse and, during 2006, no single Rush Equipment Center customer accounted for more than 10% of our total construction equipment sales by dollar volume.  We generally promote our products and related services through direct customer contact by our sales personnel, advertisements in trade magazines and attendance at industry shows.

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

Facility Management

Personnel. Each Rush Truck Center and the Rush Equipment Center is typically managed by a general manager who oversees the operations, personnel and the financial performance of the location, subject to the direction of our corporate office. Additionally, each Rush Truck Center is typically staffed by a sales manager, parts manager, service manager, sales representatives, parts employees, and other service and makeready employees. The sales staff of each Rush Truck Center and the Rush Equipment Center is compensated on a salary plus commission basis, with a high percentage of their compensation consisting of commission, while the general manager, parts manager and service manager receive a combination of salary and performance bonus, with a high percentage of their compensation consisting of the performance bonus. We believe that our employees are among the highest paid in their respective industries which enables us to attract and retain qualified personnel.

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

Members of senior management regularly travel to each location to provide on-site management and support.  Each location is audited regularly for compliance with corporate policies and procedures.  These routine unannounced internal audits, objectively measure dealership performance with respect to corporate expectations in the management and administration of sales, truck and equipment inventory, parts inventory, parts sales, service sales, body shop sales, corporate policy compliance, human resources compliance, and environmental and safety compliance matters.  The Company has instituted succession planning pursuant to which employees in each Rush Truck Center and the Rush Equipment Center are groomed as assistant managers to assume management responsibilities in existing and future dealerships.

Purchasing and Suppliers.  We believe that pricing is an important element of our marketing strategy.  Because of our size, our Rush Truck Centers benefit from volume purchases at favorable prices that permit them to achieve a competitive pricing position in the industry. We purchase our Peterbilt heavy-duty truck inventory and Peterbilt parts and accessories directly from PACCAR. All other manufacturers’ parts and accessories, including those of Caterpillar, Cummins and other component manufacturers, are purchased through wholesale vendors or from PACCAR, which buys such products in bulk for resale to the Company and other Peterbilt dealers. All purchasing commitments are negotiated by personnel at our corporate headquarters. We have been able to negotiate favorable pricing levels and terms, which enables us to offer competitive prices for our products. We purchase all of our John Deere construction equipment inventory and John Deere parts directly from John Deere.

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

Recent Acquisitions and Dispositions

In November 2006, the Company acquired Fouts Bros. UD-GMC, Inc., a GMC, UD, Hino and Isuzu medium-duty truck dealer in Smyrna, Georgia.  The Company is operating the facility as a full-service Rush Medium Duty Truck Center offering medium-duty GMC, UD, Hino and Isuzu trucks, parts, and service. The transaction was valued at approximately $9.2 million, with the purchase price paid in cash.

In September 2006, the Company purchased certain assets of Mountain State Ford Truck Sales, Inc. which consisted of a Ford and Isuzu truck dealership in Denver, Colorado.  The Company is operating the facility as a full-service Rush Medium Duty Truck Center offering medium-duty trucks, parts and service.  The transaction was valued at approximately $5.3 million, with the purchase price paid in cash.

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

In January 2005, the Company acquired certain assets of American Truck Source, Inc. (“ATS”), including its Peterbilt truck dealerships in Texas and Tennessee, for a total purchase price of $132.4 million. The acquisition provides the Company with rights to sell Peterbilt trucks and parts at new locations in Dallas, Fort Worth, Abilene and Tyler, Texas and Nashville, Tennessee. The transaction was financed with cash of $77.8 million, expansion of the Company’s existing floor plan agreement for truck inventory of $34.6 million, and the issuance of debt of approximately $20.0 million to finance the purchase of real estate and certain vehicles used in ATS’s leasing operations.  Of the $77.8 million paid in cash, $21.9 million was for the purchase of a note receivable from the selling shareholders of ATS. This $21.9 million was immediately repaid by the selling shareholders at closing, resulting in net cash used in the acquisition of $55.9 million.

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

Our new truck products compete with trucks made by other manufacturers and sold through competing independent and factory-owned truck dealerships, including trucks manufactured by Navistar, Mack, Freightliner, Kenworth, Volvo, Ford Motor Company, Western Star Truck Holdings, Ltd., and other manufacturers. Kenworth heavy-duty trucks are also manufactured by PACCAR, Peterbilt’s parent company, but are distributed through a different network of competing dealers. Our construction equipment products compete with construction equipment manufactured by Case Corporation, Caterpillar, Komatsu Ltd. and other manufacturers. We believe that our dealerships are able to compete with manufacturer-dealers, independent dealers and wholesalers, rental service companies and industrial auctioneers in distributing our products because of the following: the overall quality and reputation of the products we sell; “Rush” brand name recognition and reputation for quality service; and our ability to provide comprehensive parts and service support, as well as financing, insurance and other customer services.

Dealership Agreements

Peterbilt.  We have entered into nonexclusive dealership agreements with Peterbilt which authorize us to act as a dealer of Peterbilt heavy-duty trucks. Our Peterbilt areas of responsibility currently encompass areas in the states of Alabama, Arizona, California, Colorado, Florida, New Mexico, Oklahoma, Tennessee and Texas. These dealership agreements have current terms expiring between January 2008 and January 2010 and impose certain operational obligations and financial requirements upon us and our dealerships. The Company’s dealership agreements with Peterbilt may be terminable by Peterbilt in the event the aggregate voting power of W. Marvin Rush, W.M. “Rusty” Rush, other members of the Rush family and certain executives of the Company decreases below 30%.  These agreements also grant Peterbilt rights of first refusal under certain circumstances relating to any sale or transfer of our dealership locations or if certain Rush family members desire to sell more than 100,000 shares of our voting common stock within a 12-month period to anyone other than family members or certain other specified persons.  Any termination or non-renewal of these dealership agreements by Peterbilt must follow certain guidelines established by both state and federal legislation designed to protect dealers from arbitrary termination or non-renewal of franchise agreements. The Automobile Dealers Day in Court Act and other similar state laws provide that the termination or non-renewal of a dealership agreement must be done in “good faith” and upon a showing of “good cause” by the manufacturer for such termination or non-renewal, as such terms have been defined by statute and interpreted in case law.

Other Truck Suppliers.  In addition to our truck dealership agreements with Peterbilt, various Rush Truck Centers have entered into dealership agreements with other truck manufacturers including Ford, GMC, Hino, Isuzu, UD and Volvo.

Sales of non-Peterbilt medium-duty trucks accounted for approximately 6.2% of our total revenues for 2006. These dealership agreements have current terms expiring between June 2007 and October 2010. These dealership agreements impose operating requirements upon us and require consent from the affected supplier for sale or transfer of such dealership agreement.

John Deere.  We have entered into a nonexclusive dealership agreement with John Deere which authorizes us to act as a dealer of John Deere construction, utility and forestry equipment. This John Deere dealership agreement has no specified term or duration. Our current area of responsibility for the sale of John Deere construction equipment is the greater Houston, Texas metropolitan area. The John Deere dealership agreement imposes operational obligations and financial requirements of the Company. Similar to the dealership agreements with Peterbilt, the dealership agreement with John Deere is terminable if the outstanding voting power of W. Marvin Rush and other executives of the Company falls below 25%, grants limited rights of first refusal and imposes certain financial requirements upon us and our dealership.

Other Construction Equipment Suppliers.  In addition to John Deere, we are an authorized dealer for suppliers of other construction equipment. The terms of such arrangements vary, but most of these dealership agreements contain termination provisions allowing the supplier to terminate the agreement after a specified notice period (usually 180 days).

Floor Plan Financing

Trucks.  We finance substantially all of our new truck inventory and the loan value of our used truck inventory under a floor plan arrangement with GE Capital.  As of December 31, 2006, we had approximately $434.0 million outstanding under our GE Capital floor plan arrangement. Our GE Capital floor plan financing agreement provides for a three-year revolving credit facility which expires in September 2008.  The current interest rate is the LIBOR rate plus 1.68%.

Construction Equipment.  We finance substantially all of our new construction equipment inventory under floor plan facilities with John Deere and CitiCapital.  Our John Deere facility has no set expiration date and its interest rate is the prime rate plus 1.5%.  Our CitiCapital facility expires January 2008 and the current interest rate is the prime rate plus 0.65%.  As of December 31, 2006, we had $1.2 million outstanding under the floor plan arrangement with John Deere and $11.2 million outstanding under the floor plan arrangement with CitiCapital.

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

Trademarks

The Peterbilt, John Deere, Volvo, GMC, Hino, Isuzu, Ford and UD trademarks and trade names, which are used in connection with our marketing and sales efforts, are subject to limited licenses included in our dealership agreements with each manufacturer. The licenses are for the same periods as our dealership agreements. These trademarks and trade names are recognized internationally and are important in the marketing of our products. Each licensor engages in a continuous program of trademark and trade name protection.  We hold registered trademarks from the U.S. Patent and Trademark Office for the names “Rush Enterprises,” “Rush Truck Center,” “Rush Equipment Center,” and “Chrome Country.”  We currently have trademark applications for “Associate Truck Insurance Services” and “Rig Tough” pending before the U.S. Patent and Trademark Office.

Employees

On December 31, 2006, the Company had 2,912 employees. The Company has no contracts or collective bargaining agreements with labor unions and has never experienced work stoppages.  The Company considers its relations with its employees to be good.

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

Backlog

On December 31, 2006, the Company’s backlog of truck orders was approximately $249.2 million as compared to a backlog of truck orders of approximately $584.0 million on December 31, 2005. The Company includes only confirmed orders in its backlog.  The delivery time for a custom-ordered truck varies depending on the truck specifications and demand for the particular model ordered.  The Company sells the majority of its new trucks by customer special order, with the remainder sold out of inventory. Orders from a number of the Company’s major fleet customers are included in the Company’s backlog as of December 31, 2006.

Environmental Standards and Other Governmental Regulations

Our operations are subject to numerous federal, state and local laws and regulations, including laws and regulations designed to protect the environment by regulating the discharge of materials into the environment. EPA emission guidelines have a major impact on our operations.  The EPA mandated that diesel engine manufacturers meet new, stricter emissions guidelines regarding nitrous oxides for all engines built subsequent to October 1, 2002 and the EPA has placed additional guidelines, further restricting the emissions of nitrous oxides for all diesel engines built subsequent to January 1, 2007. In early 2002, the heavy-duty truck industry experienced an increased demand for trucks, as it historically has in the months preceding the effective date of a change in EPA emission guidelines; this period of increased demand was followed by a decrease in demand in the months subsequent to the change.  The 2007 emission guidelines caused the heavy-duty truck industry to experience an increased demand for trucks during 2006.  The Company expects the recent period of increased demand to be followed by a decrease in demand in 2007.  The severity of the decrease in demand for trucks in 2007 will depend largely upon general economic conditions but the cost and reliability of the new diesel engines will also impact demand.

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

Risks Related to Our Business

We are substantially dependent upon PACCAR for the supply of Peterbilt trucks and parts, the sale of which generate a substantial part of our revenues.

We currently operate as a dealer of Peterbilt trucks and parts pursuant to dealership agreements with Peterbilt. Peterbilt is a division of PACCAR.  During 2006, a significant portion of our revenues resulted from sales of trucks purchased from Peterbilt and parts purchased from PACCAR. Due to our dependence on PACCAR and its Peterbilt division, we believe that the long-term success of our Rush Truck Centers depends, in large part, on the following:

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

•                  the goodwill associated with the Peterbilt trademark, which can be adversely affected by decisions made by PACCAR and the owners of other Peterbilt dealerships; and

•                  the management of the Peterbilt dealership system by PACCAR; and

•                  continued policy of no direct sales by Peterbilt.

We have no control over the management or operation of PACCAR or Peterbilt dealerships that we do not own.

Our dealership agreements may be terminable upon a change of control and we cannot control whether or not our controlling shareholder and management maintain their current positions.

We have entered into nonexclusive dealership agreements with Peterbilt that authorize us to act as a dealer of Peterbilt trucks. Peterbilt may terminate our dealership agreements in the event of a change of control of the Company or if we violate any number of provisions in the dealership agreements. Under our Peterbilt dealership agreements, a change of control occurs if (i) with respect to the election of directors, the aggregate voting power held by W. Marvin Rush, W. M. “Rusty” Rush, W. Marvin Rush’s family members and other executives of the Company decreases below 30% (such persons currently control 30.5% of the voting power with respect to the election of directors); or (ii) any person or entity other than W. Marvin Rush, W. M. “Rusty” Rush and other Rush executives or any person or entity who has been approved in writing by PACCAR, owns common stock with a greater percentage of the voting power with respect to the election of our directors than W. Marvin Rush and W. M. “Rusty” Rush and other executives of the Company, in the aggregate, or any person other than W. Marvin Rush, W. M. “Rusty” Rush, Robin M. Rush or any person who has been approved in writing by PACCAR holds the office of Chairman of the Board, President or Chief Executive Officer of the Company. We have no control over the transfer or disposition by W. Marvin Rush or by his estate of his common stock. If W. Marvin Rush were to sell his Class B common stock or bequest his Class B common stock to nonfamily members or if his estate is required to liquidate his Class B common stock to pay estate taxes or otherwise, the change of control provisions of the Peterbilt dealership agreements may be triggered and cause us to lose our critical right to sell Peterbilt products. Our John Deere dealership agreement and some of our medium-duty truck dealership agreements are also terminable if the voting power of W. Marvin Rush and his family falls below certain percentages, typically 25%.  If our dealership agreements with any manufacturer we currently represent are terminated, we will lose the right to purchase such manufacturer’s products and the right to use certain trademarks, which would have a material adverse effect on our operations, revenues and profitability.

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

Our Peterbilt dealership agreements have current terms expiring between January 2008 and January 2010. Our Volvo dealership agreement has a current terms expiring August 2010.  Our dealership agreements with GMC, Hino, UD, Ford and Isuzu for the sale of medium-duty trucks have current terms expiring between June 2007 and October 2010.  Upon expiration of each agreement, we must request and negotiate a renewal. In many states state dealer franchise laws restrict the manufacturer’s ability to refuse to renew dealership agreements or to impose new terms upon renewal. To the extent such laws do permit non-renewal or imposition of new terms, the relatively short terms will give the manufacturers the opportunity to exercise such rights. Any non-renewal or imposition of less favorable terms upon renewal could have an adverse impact on our business.

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

We face vigorous competition for customers and for suitable dealership locations. We compete with a large number of independent and factory-owned dealers, some of which operate in more than one location, but most of which operate in a single location. There is significant competition both within the markets we currently serve and in markets that we may enter. Moreover, our Peterbilt dealership arrangements and our dealership agreements with other manufacturers do not contractually provide us with exclusive dealerships in any territory. Peterbilt could elect to create additional Peterbilt dealers in our market areas in the future. While our dealership agreements generally restrict dealers from operating sales or service facilities outside their assigned territory, such agreements do not restrict fleet or other sales or marketing activity outside the assigned territory. Accordingly, we engage in fleet sales and other marketing activities outside our assigned territories and other dealers may engage in similar activities within our territories. Dealer competition continues to increase and is affected by a number of factors including the accessibility of dealership locations, the number of dealership locations, product pricing, product value, product quality, product design and customer service (including technical service). We anticipate that we will continue to face strong competition in the future.

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

We could incur substantial business interruptions during our dealer management system conversion.

We expect to implement an SAP Enterprise Solution throughout the organization by first quarter of 2009.  The estimated cost of the conversion is approximately $10 million.  SAP’s Dealer Business Management system will become our sole dealership management system for our existing Rush Truck Centers.  We currently operate on a KARMAK Legend Enterprise Solution and our Rush Truck Centers operate on KARMAK Legend dealer management system.  By converting to SAP, we believe that we will be able to standardize operational processes throughout our network of Rush Truck Centers.  However, if our conversion to SAP is unsuccessful, we could incur substantial business interruptions, including the inability to perform routine business transactions, which could have a significant impact on our financial performance.

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

As of December 31, 2006, our backlog of new truck orders was approximately $249.2 million. Our backlog is determined quarterly by multiplying the number of new trucks for each particular type of truck on order at our Rush Truck Centers by the recent average selling price for that type of truck.

We only include confirmed orders in our backlog.  However, such orders are subject to cancellation. In the event of order cancellation, we have no contractual right to the total revenues reflected in our backlog.  The delivery time for a custom-ordered truck varies depending on the truck specifications and demand for the particular model ordered.  We sell the majority of our new heavy-duty trucks by customer special order, with the remainder sold out of inventory.  Orders from a number of our major fleet customers are included in our backlog as of December 31, 2006.  There can be no assurance that our major fleet customers will not cancel these orders.

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

W. Marvin Rush owns approximately 0.01% of our issued and outstanding shares of Class A common stock and 33.9% of our issued and outstanding Class B common stock. As a result of such ownership, Mr. Rush has the power to effectively control us, including the election of directors, the determination of matters requiring shareholder approval and other matters pertaining to corporate governance.

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

Our dealership agreements could discourage another company from acquiring us and impede our ability to issue additional stock to raise capital or as consideration for future acquisitions.

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

In addition, W. Marvin Rush and members of his immediate family have granted Peterbilt a right of first refusal to purchase their respective shares of common stock in the event that any of such individuals desire to transfer in excess of 100,000 shares in any 12-month period to any person other than an immediate family member, an associate or a Dealer Principal (as defined in the Peterbilt dealership agreements). This right of first refusal, the number of shares owned by W. Marvin Rush and the requirement in our dealership agreements that certain dealer principals retain a controlling interest in us, combined with the ability of the Board of Directors to issue shares of preferred stock without further vote or action by the shareholders, may discourage, delay or prevent a change in control without further action by our shareholders, which could adversely affect the market price of our common stock or prevent or delay a merger or acquisition that our shareholders may consider favorable. We do not have the right to waive the right of first refusal or the terms of its dealership agreements in order to accept a favorable offer, but our Board of Directors may redeem the rights under the rights plan to accept a favorable offer.

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

Item 1B.  Unresolved Staff Comments

None

Item 2.  Properties

The Company’s corporate headquarters are currently located in New Braunfels, Texas.  The Company purchased the headquarters building in May 2006.  As of December 2006, the Company also owns or leases numerous facilities relating to our operations in the following states:  Alabama, Arizona, California, Colorado, Florida, Georgia, New Mexico, Oklahoma, Tennessee and Texas.  A Rush Truck Center or Rush Equipment Center may be comprised of one or more locations, generally in close proximity, in the same metropolitan area.  These facilities consist primarily of office space, display lots, service facilities, parking lots and offices.  The Company believes that its facilities are sufficient for its current needs and are in good condition in all material respects.

The Company’s insurance agency occupies 6,937 square feet of leased space in San Antonio, Texas and 2,000 square feet of leased space in Winter Garden, Florida. The Company leases a hangar in New Braunfels, Texas for the corporate aircraft.  The Company also owns and operates a hunting ranch of approximately 9,500 acres in Cotulla, Texas. The Company uses the ranch for client development purposes and sells hunting trips on the ranch.

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

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company’s shareholders during the fourth quarter of the fiscal year ended December 31, 2006.

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

	2006		2005
	High	Low	High	Low

Class A Common Stock

First Quarter	$19.54	$14.84	$16.65	$14.00
Second Quarter	19.89	15.95	16.58	12.84
Third Quarter	19.18	14.76	16.82	13.25
Fourth Quarter	18.97	16.48	15.87	13.95

Class B Common Stock

First Quarter	$18.55	$14.33	$17.45	$14.91
Second Quarter	18.86	14.93	16.89	12.85
Third Quarter	17.94	13.86	16.64	13.25
Fourth Quarter	17.70	15.36	15.16	13.70

As of March 12, 2007, there were approximately 48 record holders of the Class A Common Stock and approximately 54 record holders of the Class B Common Stock and approximately 4,724 beneficial holders of the Class A Common Stock and approximately 1,089 beneficial holders of the Class B Common Stock.

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

No shares of the Company’s Class A Common Stock or Class B Common Stock were purchased by or on behalf of the Company or any affiliated purchaser in the fourth quarter of 2006.

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

	Year Ended December 31,
	2006	2005	2004	2003	2002
SUMMARY OF INCOME STATEMENT DATA	(in thousands, except per share amounts)
Revenues
New and used truck sales	$1,780,418	$1,400,736	$738,225	$501,757	$488,456
Parts and service	441,424	365,908	285,206	249,818	211,478
Construction equipment sales	59,545	41,692	32,305	28,263	24,324
Lease and rental	41,776	33,975	27,193	25,847	25,277
Finance and insurance	19,197	15,356	7,909	6,286	5,448
Other	8,163	7,103	4,141	3,361	2,164
Total revenues	2,350,523	1,864,770	1,094,979	815,332	757,147
Cost of products sold	1,997,856	1,582,078	909,837	662,082	615,942
Gross profit	352,667	282,692	185,142	153,250	141,205
Selling, general and administrative	230,056	188,667	141,947	124,207	111,721
Depreciation and amortization	12,889	10,487	9,119	8,929	8,594
Operating income from continuing operations	109,722	83,538	34,076	20,114	20,890
Interest expense, net	15,718	12,895	5,950	6,348	6,499
Gain on sale of assets	54	495	624	1,984	155
Income from continuing operations before income taxes	94,058	71,138	28,750	15,750	14,546
Provision for income taxes	35,272	26,513	11,574	6,300	5,818
Income from continuing operations	58,786	44,625	17,176	9,450	8,728
Income (loss) from discontinued operations, net	0	0	(260)	(621)	(10,472)
Net income	$58,786	$44,625	$16,916	$8,829	$(1,744)

Earnings Per Share:
Earnings per Common Share — Basic
Income from continuing operations	$2.35	$1.84	$1.10	$0.67	$0.62
Net income (loss)	$2.35	$1.84	$1.08	$0.63	$(0.12)
Earnings per Common Share — Diluted
Income from continuing operations	$2.33	$1.79	$1.03	$0.63	$0.60
Net income (loss)	$2.33	$1.79	$1.02	$0.59	$(0.12)

Basic weighted average shares	24,984	24,202	15,684	14,042	14,004
Diluted weighted average shares and assumed conversions	25,260	24,957	16,607	15,024	14,461

	Year Ended December 31,
	2006	2005	2004	2003	2002
OPERATING DATA
Number of locations —	52	48	39	38	41
Unit truck sales —
New trucks	16,492	12,918	7,140	4,535	4,717
Used trucks	4,005	3,677	2,716	2,421	2,111
Total unit trucks sales	20,497	16,595	9,856	6,956	6,828
Truck lease and rental units	2,345	1,798	1,427	1,397	1,363

	December 31,
	2006	2005	2004	2003	2002
	(in thousands)
BALANCE SHEET DATA
Working capital	$156,297	$126,137	$138,241	$14,113	$7,995
Inventories	484,696	338,212	189,792	137,423	115,333
Inventory included in assets held for sale	—	—	—	2,496	10,218
Fixed assets included in assets held for sale	—	—	—	6,328	6,744
Total assets	1,128,410	840,234	565,933	366,878	345,110

Floor plan notes payable	446,354	315,985	168,002	108,235	89,288
Line-of-credit borrowings	—	2,755	2,434	17,732	22,395
Long-term debt, including current portion	192,124	133,152	96,056	90,028	94,916
Capital lease obligations, including current portion	17,732	16,905	—	—	—
Shareholders’ equity	339,608	273,620	222,807	88,706	79,695

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

We took advantage of the largest Class 8 truck market in history to make 2006 a record year for Rush Enterprises, but other factors also contributed to our success in 2006.  We experienced significant growth in our medium-duty truck business, we continued to improve our absorption rate (see “Key Performance Indicator” below), we expanded our finance and insurance businesses, and we increased our market share in our equipment business.  The Class 8 truck market is expected to decrease significantly in 2007, but historically speaking, 2007 should still be a relatively strong Class 8 truck market.

New emissions standards governing diesel engines went into effect on January 1, 2007.  We believe first quarter Class 8 truck deliveries will remain strong compared to the first quarter of 2006, due to the continued high demand for trucks with engines built before the new emissions standards took effect. We expect Class 8 truck deliveries to decrease significantly in the second and third quarters of 2007 compared to the second and third quarters of 2006 as the industry transitions into the new engines. We anticipate Class 8 truck deliveries will begin to rebound in the fourth quarter of 2007. We expect strong Class 8 markets in 2008 and 2009 as customers purchase Class 8 trucks in advance of even more stringent diesel engine emissions standards that are expected to go into effect in 2010.  If additional standards are implemented in 2010, deliveries of Class 8 trucks may significantly decrease in 2010.  If lawmakers do not implement additional engine emissions standards, then sales of Class 8 trucks after 2010 should be driven solely by new freight demand and the need to replace aging equipment.

We have implemented changes throughout our organization in the last few years to put Rush Enterprises in the best possible position entering 2007. Most importantly, we have added medium-duty franchises across our dealer network . Although industry experts expect medium-duty truck sales to decrease approximately 12% in 2007, we expect to increase our medium-duty truck sales in 2007 as our recently added franchises continue to mature. We also made every effort to have the best possible truck inventory going into 2007. We deliberately increased our inventory of trucks with engines built before the new emissions standards went into effect. We believe we entered 2007 with sufficient levels of these highly preferred trucks in stock to soften the impact of the expected market slowdown.

As always, we remain focused on increasing our absorption rate. For the year ended December 31, 2006, the Company’s absorption rate was 105.2% compared to 100.4% for 2005. We expect to maintain or slightly increase our absorption rate in 2007, despite the decrease in truck sales, while keeping our eye on our previously stated goal of achieving an absorption rate of 110% by 2008.

By continuing to increase our medium-duty truck sales and remaining focused on increasing our absorption rate coupled with our large inventory of truck with engines built before the new emissions standard went into effect, we believe we are prepared to soften the earnings impact that will result from the expected market slowdown in 2007.  We remain alert for opportunities to deploy capital when an attractively priced investment opportunity presents itself and continue to evaluate such opportunities.

Critical Accounting Policies and Estimates

The Company’s discussion and analysis of its financial condition and results of operations are based on the Company’s consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these consolidated financial statements requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates. The Company believes the following accounting policies, which are also described in Note 2 of the Notes to the Consolidated Financial Statements, affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

Inventories

Inventories are stated at the lower of cost or market value. Cost is determined by specific identification for new and used truck and construction equipment inventory and by the first-in, first-out method for tires, parts and accessories.  An allowance is provided when it is anticipated that cost will exceed net realizable value.

Goodwill

Other assets consist primarily of goodwill related to acquisitions and other intangible assets. As stated in Note 2 of the Notes to the Consolidated Financial Statements, Financial Accounting Standards Board Statement No. 142 (“SFAS 142”) provides that goodwill and other intangible assets that have indefinite useful lives will not be amortized, but instead must be tested at least annually for impairment, and intangible assets that have finite useful lives should continue to be amortized over their useful lives. SFAS 142 also provides specific guidance for testing goodwill and other nonamortized intangible assets for impairment. SFAS 142 requires management to make certain estimates and assumptions in order to allocate goodwill to reporting units and to determine the fair value of a reporting unit’s net assets and liabilities, including, among other things, an assessment of market condition, projected cash flows, interest rates and growth rates, which could significantly impact the reported value of goodwill and other intangible assets. SFAS 142 requires, in lieu of amortization, an annual impairment review of goodwill. The Company did not record an impairment charge related to the goodwill for its continuing operations as a result of its December 31, 2006 impairment review.

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

Finance and Insurance Revenue Recognition

Finance income related to the sale of a unit is recognized when the finance contract is sold to a finance company.  During 2004, 2005 and 2006, finance contracts were not retained by the Company for any significant length of time because finance contracts are generally sold to finance companies concurrent with the sale of the related unit. The majority of finance contracts are sold without recourse against the Company. A majority of the Company’s liability related to finance contracts sold with recourse is generally limited to 5% to 20% of the outstanding amount of each note initiated on behalf of the finance company. However, in 2003 the Company instituted a finance program that accepts 100% liability, with some restrictions, for the outstanding amount of each note initiated on behalf of the finance company.  In order for a contract to be accepted into this finance program, a customer must meet strict credit requirements or maintain a significant equity position in the truck being financed; consequently, less than 1% of the Company’s portfolio balance related to finance contracts sold by the Company are under this 100% liability finance program and the Company does not expect to finance a significant percentage of its truck sales under this 100% liability finance program in the future. The Company provides for an allowance for repossession losses and early repayment penalties that it may be liable for under finance contracts sold without recourse.

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

The Company arranges financing for customers through various financial institutions and receives a commission from the lender equal to either the difference between the interest rates charged to customers over the predetermined interest rates set by the financing institution or a commission for the placement of contracts. The Company also receives commissions from the sale of various insurance products and extended service contracts to customers.  Revenue is recognized by the Company upon the sale of such finance and insurance contracts to the finance and insurance companies net of a provision for estimated repossession losses and interest charge backs.  The Company is not the obligor under any of these contracts.  In the case of finance contracts, a customer may prepay, or fail to pay, thereby terminating the contract. If the customer terminates a retail finance contract or insurance contract prior to scheduled maturity, a portion of the commissions previously paid to the Company may be charged back to the Company based on the relevant terms of the contract.  The estimate of ultimate charge back exposure is based on the Company’s historical charge back expense arising from similar contracts, including the impact of refinance and default rates on retail finance contracts and cancellation rates on insurance contracts. The actual amount of historical charge backs has not been significantly different from the Company’s estimates.

Insurance Accruals

The Company is partially self-insured for medical, workers compensation, and property and casualty insurance and calculates a reserve for those claims that have been incurred but not reported and for the remaining portion of those claims that have been reported. The Company uses information provided by third-party administrators to determine the reasonableness of the calculations it performs.

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

Stock Based Compensation

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

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006.  The Company’s Consolidated Financial Statements as of December 31, 2006 reflect the impact of SFAS 123(R).  In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R).  As a result of adopting SFAS 123(R), the Company’s income before income taxes is $2.6 million lower for the year ended December 31, 2006 and net income is $1.7 million lower for the year ended December 31, 2006, than if it had continued to account for share-based compensation under APB 25.  Basic and diluted earnings per share for the year ended December 31, 2006 are each $0.7 lower than if the Company had continued to account for share-based compensation under APB 25.

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

Stock-based compensation expense recognized during the year ended December 31, 2006 is based on the fair value of the portion of share-based payment awards that is ultimately expected to vest during the period.  Stock-based compensation expense recognized in the Company’s Consolidated Statement of Operations for the year ended December 31, 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R).  In conjunction with the adoption of SFAS 123(R), compensation expense for all share-based payment awards is recognized using the straight-line single-option method.  As stock-based compensation expense recognized in the Consolidated Statement of Operations for the year ended December 31, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures.  SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  In the Company’s pro forma information required under SFAS 123 for the periods prior to 2006, the Company accounted for forfeitures as they occurred.

Upon adoption of SFAS 123(R), the Company continues to use the Black-Scholes option-pricing model which was previously used for the Company’s pro forma information required under SFAS 123. For additional information, see Note 13. The Company’s determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables.  These variables include, but are not limited to, the Company’s expected stock price volatility over the term of the awards, and actual and projected stock option exercise behaviors.  Option-pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable.  Because the Company’s stock options have certain characteristics that are significantly different from traded options, and because changes in the subjective assumptions can materially affect the estimated value, in management’s opinion, the existing valuation models may not provide an accurate measure of the fair value of the Company’s stock options.  Although the fair value of stock options is determined in accordance with SFAS 123(R) using an option-pricing model, that value may not be indicative of the fair value observed in a market transaction between a willing buyer and a willing seller.

Key Performance Indicator

Absorption Rate. The management of the Company uses several performance metrics to evaluate the performance of its dealerships.  The Company considers its “absorption rate” to be of critical importance.  Absorption rate is calculated by dividing the gross profit from the parts, service and body shop departments by the overhead expenses of all of a dealership’s departments, except for the selling expenses of the new and used truck departments and carrying costs of new and used truck inventory.  When 100% absorption is achieved, then gross profit from the sale of a truck, after sales commissions and inventory carrying costs, directly impacts operating profit.  In 1999, the Company’s absorption rate was approximately 80%.  The Company has made a concerted effort to increase its absorption rate since then.  Management believes that maintaining an absorption rate in excess of 100% is critical to the Company’s ability to generate consistent earnings in a cyclical business.  The Company achieved a 105.2% absorption rate in 2006.

Results of Operations

The following discussion and analysis includes the Company’s historical results of operations for 2006, 2005 and 2004.

The following table sets forth for the years indicated certain financial data as a percentage of total revenues:

	Year Ended December 31,
	2006	2005	2004

New and used truck sales	75.8%	75.1%	67.4%
Parts and service	18.8	19.6	26.0
Construction equipment sales	2.5	2.3	3.0
Lease and rental	1.8	1.8	2.5
Finance and insurance	0.8	0.8	0.7
Other	0.3	0.4	0.4
Total revenues	100.0	100.0	100.0

Cost of products sold	85.0	84.8	83.1
Gross profit	15.0	15.2	16.9

Selling, general and administrative	9.8	10.1	13.0
Depreciation and amortization	0.5	0.6	0.8
Operating income from continuing operations	4.7	4.5	3.1
Interest expense, net	0.7	0.7	0.6
Gain on sale of assets	0.0	0.0	0.1
Income before income taxes from continuing operations	4.0	3.8	2.6
Income taxes	1.5	1.4	1.1
Income from continuing operations	2.5	2.4	1.5
(Loss) from discontinued operations, net of taxes	0.0	0.0	0.0
Net income	2.5%	2.4%	1.5%

The following table sets forth the unit sales and revenue for new heavy-duty, new medium-duty and used trucks and the absorption rate for the years indicated (revenue in thousands):

				% Change
	2006	2005	2004	2006 vs 2005	2005 vs 2004
Truck unit sales:
New heavy-duty trucks	11,799	10,111	5,374	16.7%	88.1%
New medium-duty trucks	4,693	2,807	1,766	67.2%	58.9%
Total new trucks	16,492	12,918	7,140	27.7%	80.9%

Used trucks	4,005	3,677	2,716	8.9%	35.4%

Truck revenue:
New heavy-duty trucks	$1,317.9	$1,074.4	$544.2	22.7%	97.4%
New medium-duty trucks	253.0	158.0	93.5	60.1%	69.0%
Total new trucks	$1,570.9	$1,232.4	$637.7	27.5%	93.3%

Used trucks	$191.9	$160.5	$96.9	19.6%	65.6%

Absorption rate:	105.2%	100.4%	94.6%

Industry

We currently operate in the heavy-duty truck, medium-duty truck and construction equipment markets. There has historically been a high correlation in both of these markets between new product sales and the rate of change in U.S. industrial production and the U.S. gross domestic product.

Heavy-Duty Truck Market

The Company serves the southern U.S. retail heavy-duty truck market, which is affected by a number of factors relating to general economic conditions, including fuel prices, government regulation, interest rate fluctuations, economic recessions and customer business cycles. In addition, unit sales of new trucks have historically been subject to substantial cyclical variation based on such general economic conditions. According to data published by A.C.T. Research Co., LLC (“A.C.T. Research”), a heavy-duty truck industry data and forecasting services provider, in recent years total domestic retail sales of new Class 8 trucks have ranged from a low of approximately 140,000 in 2001 to a high of approximately 291,000 in 2006.  Class 8 trucks are defined by the American Automobile Association as trucks with a minimum gross vehicle weight rating above 33,000 pounds.  Domestic Class 8 unit sales are expected to decrease to approximately 176,000 units during 2007 according to A.C.T. Research.  The Company’s primary Class 8 product line is Peterbilt heavy-duty trucks, which, according to A.C.T. Research, accounted for approximately 11.3% of all new heavy-duty truck sales in the U.S. during 2006.  The Company’s share of the U.S. Class 8 truck sales market was approximately 4.1% in 2006.

Typically, Class 8 trucks are assembled by manufacturers utilizing certain components manufactured by other companies, including engines, transmissions, axles, wheels and other components. As trucks and truck components have become increasingly complex, the ability to provide state-of-the-art service for a wide variety of truck equipment has become a competitive factor in the industry. The ability to provide such service requires a significant capital investment in diagnostic and other equipment, parts inventory and highly trained service personnel. Environmental Protection Agency (“EPA”) and U.S. Department of Transportation (“DOT”) regulatory guidelines for service processes, including body shop, paint work and waste disposal, require sophisticated operating and testing equipment to ensure compliance with environmental and safety standards. Additionally, we believe that more of our customers will lease Class 8 trucks as fleets, particularly private fleets, seek to establish full-service leases or rental contracts, which provide for turnkey service including parts, maintenance and, potentially, fuel, fuel tax reporting and other services. Differentiation between truck dealers has become less dependent on pure price competition and is increasingly based on a dealer’s ability to offer a wide variety of services to their clients. Such services include the following: efficient, conveniently located and easily accessible truck service centers with an adequate supply of replacement parts; financing for truck purchases; leasing and rental programs; and the ability to accept multiple unit trade-ins related to large fleet purchases. We believe our one-stop center concept and the size and geographic diversity of our dealer network gives us a competitive advantage in providing these services.

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

A.C.T. Research currently estimates approximately 176,000 new Class 8 trucks will be sold in the United States in 2007, compared to approximately 291,000 new trucks sold in 2006.  The 2006 new heavy-duty truck sales totals were the highest in history.  A.C.T. Research and other industry experts expect Class 8 truck sales to rebound in 2008 and 2009.  A.C.T. Research currently forecasts sales of Class 8 trucks in the U.S. to be approximately 214,000 in 2008 and 289,000 in 2009.

Medium-Duty Truck Market

Many of our Rush Truck Centers sell medium-duty trucks manufactured by Peterbilt, GMC, Hino, UD, Ford or Isuzu, and all of our Rush Truck Centers provide parts and service for medium-duty trucks. Medium-duty trucks are principally used in short-haul, local markets as delivery vehicles. Medium-duty trucks typically operate locally and generally do not venture out of their service areas overnight. The nature of the medium-duty truck market promotes the use of our service facilities during our evening shift, which is traditionally a slow period for heavy-duty truck service.

A.C.T. Research estimates that U.S. retail sales of Class 4 through 7 medium-duty trucks totaled approximately 278,000 units in 2006 and forecasts 2007 U.S. retail sales to be approximately 244,000 units. Notwithstanding the predicted decline in medium-duty truck sales in 2007, the Company expects to increase its medium-duty truck sales in 2007 as this facet of our business continues to mature.  A.C.T. Research currently forecasts sales of Class 4 through 7 trucks in the U.S. to be approximately 276,000 in 2008 and 280,000 in 2009.  The Company plans to continue to expand its share of the medium-duty market by adding new product lines to existing dealerships, adding dealership locations and adding sales personnel.  See Note 17 to the Company’s Consolidated Financial Statements for a discussion of the Company’s medium-duty acquisitions in 2006.

Construction Equipment Market

Our Rush Equipment Center is an authorized John Deere construction equipment dealer serving Houston, Texas and the surrounding area. According to data compiled by John Deere, approximately 2,500 units of construction equipment were put into use in our area of responsibility in 2006 compared to 2,700 in 2005. In 2007, we expect new construction equipment unit sales to decrease approximately 5% - 10% in our area of responsibility. John Deere’s market share in the Houston area was 22.7% in 2006 and 19.9% in 2005. Our Rush Equipment Center has the right to sell new John Deere construction equipment and parts within its assigned area of responsibility, which means competition within its market comes primarily from dealers of competing manufacturers and rental companies.

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

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Revenues

Revenues increased $485.8 million, or 26.0%, in 2006 compared to 2005.  Sales of new and used trucks increased $379.7 million, or 27.1%, in 2006 compared to 2005.  This increase in new and used truck revenue is due to strong demand for Class 8 trucks, increased sales of medium-duty trucks due to acquisitions and strong demand, and strong demand for used trucks.

Unit sales of new Class 8 trucks increased 16.7% in 2006 compared to 2005.   The Class 8 truck sales market in the U.S increased 12.4% in 2006 compared to 2005.  In 2006, the Company retained a 4.1% share of the Class 8 truck sales market in the U.S.  The Company expects its share to range between 4.1% and 4.5% of the U.S. Class 8 truck sales market in 2007, which would result in the sale of approximately 7,200 — 8,000 Class 8 trucks based on retail sales of 176,000 units as estimated by A.C.T. Research.

Unit sales of new medium-duty trucks increased 67.2% in 2006 compared to 2005.  The Company continues its concerted effort to improve its medium-duty truck sales by adding experienced medium-duty sales personnel and introducing new medium-duty franchises at some of the Company’s Rush Truck Centers to complement the existing medium-duty lines sold at such dealerships.  Since July of 2005, the Company has acquired medium-duty truck franchises in Dallas and Texarkana, Texas, Orlando and Jacksonville, Florida, Fontana, California, Denver, Colorado and Atlanta, Georgia.  Overall, new medium-duty truck sales revenue increased approximately $95.0 million, or 60.1%, in 2006 compared to 2005.  A.C.T. Research currently expects a 12% decline in United States retail sales of Class 4, 5, 6, and 7 medium-duty trucks, however, the Company expects to continue to add medium-duty franchises to its network and to increase same store medium-duty sales and market share in 2007 compared to 2006.  The Company expects to sell approximately 6,000 medium—duty trucks in 2007.

Unit sales of used trucks increased 8.9% in 2006 compared to 2005.  Used truck average revenue per unit increased by approximately 9.8%.  Historically, used truck demand is consistent with new truck demand.  In 2007, used truck sales volumes and prices will be primarily driven by the number of trade-in units we receive which will depend upon potential new truck purchaser’s willingness to purchase the new diesel engines in 2007.  The Company expects to sell approximately 4,000 used trucks in 2007.

Parts and service sales increased $75.5 million, or 20.6%, in 2006 compared to 2005.  Same store parts and service sales increased $62.6 million, or 17.1%, in 2006 compared to 2005.  The parts and service sales increase was consistent with management’s expectations, which take into account general economic conditions, successful business development, acquisitions and price increases for parts and labor.  The Company expects parts and service sales to maintain a 10% to 12% same store growth level during 2007.

Sales of new and used construction equipment increased $17.9 million, or 42.8%, in 2006 compared to 2005.  During 2006, the Company made a concerted effort to increase its market share in the Houston area.  Approximately 2,500 units of construction equipment were put into use in the Company’s area of responsibility in 2006 compared to approximately 2,700 in 2005.  The construction equipment industry expects to sell approximately 2,300 units of new construction equipment in the Houston area in 2007.  John Deere’s market share in the Houston area construction equipment market increased to 22.7% in 2006 from 19.9% in 2005.  The Company believes it can maintain John Deere’s market share, in the Houston area, at approximately 25.0% in 2007.

Truck lease and rental revenues increased $7.6 million, or 22.3%, in 2006 compared to 2005.  This increase in lease and rental revenue is consistent with management’s expectations considering the pre-buy related to the new emission law.  The lease and rental fleet increased approximately 30.4% to 2,345 units at December 31, 2006 from 1,798 units at December 31, 2005.  The Company expects lease and rental revenue to increase 13% in 2007 compared to 2006.  The recent fleet additions coupled with an expected 8% increase in our fleet during 2007, is driving the overall projected revenue growth of 13%.

Finance and insurance revenues increased $3.8 million, or 25.0%, in 2006 compared to 2005.  This increase is primarily related to the increase in truck sales during 2006.  The Company expects finance income from new Class 8 truck sales to decrease during 2007 compared to 2006 because of the expected decline in new Class 8 truck sales.  The decrease in finance income will be mitigated by increases in medium-duty truck sales and insurance revenue due to their product expansion and recent acquisitions.  The Company expects overall finance revenue to decrease approximately 5% - 10% in 2007 compared to 2006.  Finance and insurance revenues have limited direct costs and, therefore, contribute a disproportionate share of the Company’s operating profits.

Other income increased $1.1 million, or 14.9%, in 2006 compared to 2005.  The increase in other income revenue is primarily related to document fees related to truck sales.  Other income also consists of the gain on sale realized on trucks from the lease and rental fleet, commissions earned from John Deere for direct manufacturer sales into our area of responsibility and purchase discounts.

Gross Profit

Gross profit increased $70.0 million, or 24.8%, in 2006 compared to 2005.  Gross profit as a percentage of sales decreased to 15.0% in 2006 from 15.2% in 2005.  This decrease is primarily a result of a change in our product sales mix.  Truck sales, a lower margin revenue item, increased as a percentage of total revenue to 75.8% in 2006 from 75.1% in 2005.  Parts and service revenue, a higher margin revenue item, decreased as a percentage of total revenue to 18.8% in 2006 from 19.6% in 2005.

Gross margins on Class 8 truck sales increased to 7.2% in 2006 from 6.7% in 2005.  For 2007, the Company expects overall gross margins from Class 8 truck sales of approximately 6.5% to 7.5%. The Company continually evaluates its reserve for new truck valuation losses.  The Company recorded an expense of $1.3 million to increase its new heavy-duty truck valuation allowance in 2006 and did not record a similar expense in 2005.

Gross margins on medium-duty truck sales decreased to 5.7% in 2006 from 6.2% in 2005.  For 2007, the Company expects overall gross margins from medium-duty truck sales of approximately 6.0% to 7.0%.  Gross margins on medium-duty truck sales are impacted by market and the mix of models sold. The Company’s 2007 gross margins on medium-duty trucks could vary significantly depending upon the ultimate product mix of medium-duty trucks sold.  The Company recorded an expense of $1.6 million to increase its new medium-duty truck valuation allowance in 2006 and did not record a similar expense in 2005.

Gross margins on used truck sales remained relatively constant with a slight decrease to 9.1% in 2006 from 9.2% in 2005.  The challenge for the Company’s used truck business is always procuring a sufficient quantity of quality used trucks for resale at acceptable prices.  The Company believes it will be able to continue to achieve margins of approximately 8.5% to 9.5% during 2007.  The Company continually evaluates its reserve for used truck valuation losses.  The Company recorded an expense of $350,000 to increase its used truck valuation allowance in 2006 and $150,000 in 2005.

Gross margins from the Company’s parts, service and body shop operations remained constant at 41.1% in 2006 and 2005.  Gross profit for the parts, service and body shop departments increased to $181.6 million in 2006 from $150.5 million in 2005.  The Company expects to maintain gross margins of approximately 40.0% to 42.0% during 2007.

Gross margins on new and used construction equipment sales decreased to 11.8% in 2006 from 12.4% in 2005.  The lower gross margins for 2006 are due to the Company’s efforts to increase its market share in the Houston area.  The Company expects 2007 gross margins to remain in a range of 10.0% to 12.0% depending on the mix of products sold.

Gross margins from truck lease and rental sales decreased to 21.2% in 2006 from approximately 23.5% in 2005.  The Company expects to maintain gross margins from lease and rental sales of approximately 22.0% to 24.0% during 2007.  The decrease in gross margin from lease and rental sales is primarily due to the increase in interest rates and the increase in the cost of new trucks for use in the lease and rental fleet.  The Company’s policy is to depreciate its lease and rental fleet using a straight line method over the customer’s contractual lease term.  The lease unit is depreciated to a residual value that approximates fair value at the expiration of the lease term.  This policy results in the Company realizing reasonable gross margins while the unit is in service and a corresponding gain or loss on sale when the unit is sold at the end of the lease term.

Finance and insurance revenues and other income, as described above, has limited direct costs and, therefore, contributes a disproportionate share of gross profit.

Selling, General and Administrative Expenses

Selling, General and Administrative (“SG&A”) expenses increased $41.4 million, or 33.0%, in 2006 compared to 2005.  The increase in SG&A in 2006 is due in large part to increased variable compensation as a result of the 32.2% increase in truck gross profit over 2005, expansion of dealership facilities in Mobile, Alabama and Nashville, Tennessee, opening a new dealership in Alice, Texas and acquisitions of new dealerships in Texarkana, Texas, Orlando and Jacksonville, Florida, Atlanta, Georgia and Denver, Colorado from July of 2005 through November of 2006.  Additionally, on January 1, 2006, the Company implemented SFAS 123(R), which resulted in stock-based compensation expense of $2.6 million for 2006. SG&A expenses as a percentage of sales decreased to 9.8% in 2006 from 10.1% in 2005.  SG&A expenses as a percentage of sales have historically ranged from 10.0% to 16.0%; however, when new and used truck revenue is high, SG&A expenses as a percentage of sales are low.  In 2007, the Company expects the selling portion of SG&A expenses to be approximately 30% - 33% of new and used truck gross profit.  The general and administrative portion of SG&A will increase approximately 10% - 12% due to the full year effect of 2006 acquisitions and inflation.

Interest Expense, Net

Net interest expense increased $2.8 million, or 21.9%, in 2006 compared to 2005. In 2006, floor plan interest expense increased compared to 2005 primarily due to the increase in floor plan notes payable and an increase in the Company’s borrowing rate.  To take advantage of increased truck demand in 2006, the Company maintained higher levels of truck inventory than it has traditionally maintained, which increases the Company’s floor plan notes payable.  The increase in net interest expense in 2006 was offset by earnings on the Company’s investment of available cash.  The Company expects net interest expense in 2007 to increase approximate 10.0% compared to 2006.

Income From Continuing Operations Before Income Taxes

Income from continuing operations before income taxes increased $22.9 million, or 32.2%, in 2006 compared to 2005, as a result of the factors described above.  The Company believes that income from continuing operations in 2007 will decrease compared to 2006 based on the factors described above.

Income Taxes From Continuing Operations

Income taxes from continuing operations increased $8.8 million, or 33.0%, in 2006 compared to 2005.  The Company provided for taxes at a 37.5% effective rate in 2006 and expects the effective tax rate to be approximately 37.5% to 38.0% in 2007.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Revenues

Revenues increased $769.8 million, or 70.3%, in 2005 compared to 2004.  Sales of new and used trucks increased $662.5 million, or 89.7%, from 2004 to 2005.

Unit sales of new Class 8 trucks increased 88.1%, in 2005 compared to 2004 due to increasing demand and the ATS acquisition.  The Company’s average sales price per Class 8 truck increased to $106,300 in 2005 from $101,200 in 2004.  This price increase is primarily attributable to an increase in the manufacturing costs.

Unit sales of new medium-duty trucks increased 58.9%, in 2005 compared to 2004. In 2004, the Company continued its concerted effort to improve its medium-duty truck sales by adding experienced medium-duty sales personnel and introducing new medium-duty franchises at some of our Rush Truck Centers to complement the existing medium-duty lines sold at such dealerships.  Overall, new medium-duty truck sales revenue increased $64.5 million in 2005 compared to 2004.

Unit sales of used trucks increased 35.4%, in 2005 compared to 2004. Used truck average revenue per unit increased by 22.3%.

Parts and service sales increased $80.7 million, or 28.3%, in 2005 compared to 2004. The parts and service sales increase in 2005 was due to business development activities combined with price increases for parts and labor and acquisitions throughout the year.

Sales of new and used construction equipment increased $9.4 million, or 29.1%, in 2005 compared to 2004.  The construction equipment sales increase was primarily attributable to the improved market conditions in Houston, Texas and the need to replace aging equipment.

Truck lease and rental revenues increased $7.0 million, or 26.1%, in 2005 compared to 2004.  The increase in truck lease and rental revenue was due to the increase in our customer base during 2005.

Finance and insurance revenues increased 94.9%, in 2005 compared to 2004. Finance and insurance revenues typically increase as sales of new and used trucks increase.  Finance and insurance revenues have minimal direct costs and, therefore, contribute a disproportionate share of operating profits.

Gross Profit

Gross profit increased $97.6 million, or 52.7%, in 2005 compared to 2004. Gross profit as a percentage of sales decreased to 15.2% in 2005 from 16.9% in 2004. This decrease is primarily a result of a change in our product mix. Truck sales, a lower margin revenue item, increased as a percentage of total revenue to 75.1% in 2005 from 67.4% in 2004. Parts and service revenue, a higher margin revenue item, decreased as a percentage of total revenue to 19.6% in 2005 from 26.0% in 2004.

Gross margins on Class 8 truck sales decreased to 6.7% in 2005 from 7.0% in 2004.  This decrease in gross margin was primarily a result of an increase in truck sales to large fleet customers in 2005 compared to 2004.  Large fleet sales typically result in lower margins than small fleet sales and sales to owner operators.  Each year the Company evaluates its reserve for new truck valuation losses. The Company did not record a loss provision in 2005 or 2004.

Gross margins on medium-duty truck sales remained constant at 6.2% in 2005 and 2004.

Gross margins on used truck sales decreased to 9.2% in 2005 from 9.8% in 2004.  Margins on used trucks will vary depending on the mix of used trucks that are acquired from either owner-operators or fleet owners at trade-in.  Used trucks acquired as trade-ins from fleet owners normally result in lower margins when the truck is sold.  The Company recorded a $150,000 loss provision to the Company’s reserve for used truck valuation in 2005 and recognized a $350,000 loss provision during 2004.

Gross margins from the Company’s parts, service and body shop operations increased to 41.1% in 2005 from 37.9% in 2004. Gross profit dollars for the parts, service and body shop departments increased to $150.5 million in 2005 from $108.0 million in 2004.

Gross margins on new and used construction equipment sales decreased to 12.4% in 2005 from 13.0% in 2004. The decrease was attributable to a change in the mix of products sold during 2005.

Gross margins generated from truck lease and rental sales decreased to 23.5% in 2005 from 26.5% in 2004. The decrease in gross margin from lease and rental sales is primarily due to the increase in the Company’s borrowing rates and the increase in the cost of new trucks for use in the lease and rental fleet.

The increase in finance and insurance revenues and other income, as described above, has minimal direct cost and, therefore, contributes a disproportionate share of gross profit.

Selling, General and Administrative Expenses

Selling, General and Administrative (“SG&A”) expenses increased $46.8 million, or 33.0%, in 2005 compared to 2004.  The increase in SG&A in 2005 is due in large part to increased variable compensation as a result of the 80.3% increase in truck gross profit over 2004 and acquisitions completed in 2005.  SG&A expenses as a percentage of sales decreased from 13.0% in 2004 to 10.1% in 2005.

Interest Expense, Net

Net interest expense increased $6.9 million, or 115.0%, in 2005 compared to 2004.  Net interest expense increased as a result of increased floor plan notes payable borrowing rate, increased truck inventory and floor plan notes payable due to increased demand for trucks and the increased levels of indebtedness associated with the real estate acquired from ATS and other real estate financings.

Income From Continuing Operations Before Income Taxes

Income from continuing operations before income taxes increased by $42.3 million, or 146.9%, in 2005 compared to 2004, as a result of the factors described above.

Income Taxes From Continuing Operations

Income taxes from continuing operations increased $14.9 million, or 128.4%, in 2005 compared to 2004.  The Company provided for taxes at a 37.3% effective rate in 2005.

Liquidity and Capital Resources

The Company’s short-term cash requirements are primarily for working capital, inventory financing, the improvement and expansion of existing facilities, and the construction of new facilities.  Historically, these cash requirements have been met through the retention of profits and borrowings under our floor plan arrangements. As of December 31, 2006, the Company had working capital of approximately $156.3 million, including $161.6 million in cash available to fund our operations.

The Company may request working capital advances in the minimum amount of $100,000 from GE Capital, its primary truck lender.  However, such working capital advances may not cause the total indebtedness owed GE Capital to exceed an amount equal to the wholesale advances made against the then current inventory less any payment reductions then due.  There were no working capital advances outstanding under this agreement at December 31, 2006.

The Company has a secured line of credit that provides for a maximum borrowing of $8.0 million.  There were no advances outstanding under this secured line of credit at December 31, 2006, however, $6.3 million was pledged to secure various letters of credit related to self-insurance products, leaving $1.7 million available for future borrowings as of December 31, 2006.

The Company signed an agreement with Titan Technology Partners to implement SAP enterprise software and a new SAP dealership management system.  The cost of the SAP software and implementation is estimated at $10.0 million.  The Company has no other material commitments for capital expenditures as of December 31, 2006.  However, the Company will continue to purchase vehicles that are necessary to operate its lease and rental division. Furthermore, management will continue to authorize capital expenditures for improvement and expansion of dealership facilities based on market opportunities.

Cash Flows

Cash and cash equivalents increased by $28.5 million during the year ended December 31, 2006 and decreased by $25.1 million during the year ended December 31, 2005.  The major components of these changes are discussed below.

Cash Flows from Operating Activities

Cash flows from operating activities include net income adjusted for non-cash items and the effects of changes in working capital.  During 2006, operating activities resulted in net cash used in operations of $6.9 million.  Cash used in operating activities was primarily impacted by the increased levels of new truck inventory.  The majority of truck inventory is financed through the Company’s floor plan financing provider.  The Company maintained higher levels of new truck inventory in 2006 than it has traditionally maintained, in order to take advantage of increased demand for new trucks.  During 2005, operating activities resulted in net cash used in operations of $52.2 million.

The Company believes that changes in aggregate floor plan liabilities are directly linked to changes in vehicle inventory and, therefore, are an integral part of understanding changes in our working capital and operating cash flow.  Consequently, the Company has provided below a reconciliation of cash flow from operating activities as reported in our consolidated statement of cash flows as if changes in vehicle floor plan were classified as an operating activity (in thousands).

	Year Ended December 31,
	2006	2005

Net cash provided by (used in) operating activities as reported	$(6,862)	$(52,160)
Draws on floor plan notes payable as reported	120,003	113,345

Net cash provided by operating activities including all floor plan notes payable	$113,141	$61,185

Cash Flows from Investing Activities

Cash flows from investing activities consist primarily of cash used for capital expenditures and business acquisitions.  During 2006, the Company used $145.2 million in investing activities. Capital expenditures consist of purchases of property and equipment, and improvements to our existing dealership facilities of $116.1 million. $73.6 million of this was used to purchase additional units for the rental and leasing operations during 2006 which was directly offset by borrowings of long-term debt.  The Company expects truck purchases of $40.0 million to $50.0 million for its leasing operations in 2007 depending on customer demand.  During 2007, the Company expects to make capital expenditures for recurring items such as computers, shop equipment and vehicles of approximately $12.0 million in 2007 in addition to $6.1 million for the SAP software implementation described above.  Cash used in business acquisitions was $36.1 million during the year ended December 31, 2006.  See Note 17 of the Notes to Consolidated Financial Statements for a detailed discussion of these acquisitions.

During 2005, cash used in investing activities was $123.5 million.  Capital expenditures consisted of purchases of property and equipment, and improvements to our existing dealership facilities of $65.8 million.  $46.2 million of this was used to purchase additional units for the rental and leasing operations during the year ended December 31, 2005.  Cash used in business acquisitions was $66.0 million during the year ended December 31, 2005.  See Note 17 of the Notes to Consolidated Financial Statements for a detailed discussion of these acquisitions.

Cash Flows from Financing Activities

Cash flows from financing activities include borrowings and repayments of long-term debt and net proceeds of floor plan notes payable.  Cash provided by financing activities was $180.5 million during the year ended December 31, 2006. The Company had borrowings of long-term debt of $102.4 million and repayments of long-term debt of $44.3 million during the year ended December 31, 2006.   The Company had net borrowings of floor plan notes payable of $120.0 million during the year ended December 31, 2006.  The borrowings of long-term debt are primarily related to the increase in the lease and rental fleet and real estate financing.

Cash provided by financing activities was $150.6 million during the year ended December 31, 2005. The Company had borrowings of long-term debt of $52.1 million and repayments of long-term debt of $35.0 million during the year ended December 31, 2005.   The Company had net borrowings of floor plan notes payable of $113.3 million during the year ended December 31, 2005.  The borrowings of long-term debt are primarily related to the increase in the lease and rental fleet, real estate financing and debt acquired in the ATS acquisition.

The Company arranges financing for customers through various financial institutions including GE Capital and PACCAR Financial. The Company financed approximately 26% of new and used truck sales in 2006. The Company receives a commission from the lender equal to either the difference between the interest rates charged to customers over the predetermined interest rates set by the financing institution or a commission for the placement of contracts.  A majority of finance contracts are sold without recourse to the Company.  The Company’s liability related to finance contracts sold with recourse is generally limited to 5% to 20% of the outstanding amount of each note initiated on behalf of the finance company.  However, in 2003 the Company instituted finance program that accepts 100% liability, with some restrictions, for the outstanding amount of each note initiated on behalf of the finance company. In order for a contract to be accepted into this finance program, a customer must meet strict credit requirements or maintain a significant equity position in the truck being financed; consequently, less than 1% of the Company’s portfolio balance related to finance contracts sold by the Company are under this 100% liability finance program and the Company does not expect to finance a significant percentage of its truck sales under this 100% liability finance program in the future. The Company provides an allowance for repossession losses and early repayment penalties that it may be liable for under finance contracts sold without recourse.

In addition, through The CIT Group, Inc., CitiCapital, John Deere Credit and others, the Company arranged customer financing for approximately $31.8 million of our new and used construction equipment sales in 2006. Generally, construction equipment financings are memorialized through the use of installment or lease contracts, which are secured by the construction equipment financed, and generally require a down payment up to 10% of the value of the financed piece of construction equipment, with the remaining balance being financed over a three to five-year period. The Company experiences no repossession loss on construction equipment financings because such financings are sold to third parties without recourse.

Substantially all of the Company’s truck purchases are made on terms requiring payment within 15 days or less from the date the trucks are invoiced from the factory.  On September 20, 2005, the Company entered into a three-year floor plan financing agreement with GE Capital.  Interest under the floor plan financing agreement is payable monthly at a rate equal to LIBOR plus 1.68%.  The Company finances substantially all of the purchase price of its new truck inventory, and the loan value of its used truck inventory under the floor plan financing agreement with GE Capital, under which GE Capital pays the manufacturer directly with respect to new trucks. The Company makes monthly interest payments to GE Capital on the amount financed, but is not required to commence loan principal repayments on any vehicle until such vehicle has been floor planned for 12 months or is sold.  The agreement allows for prepayments and working capital advances with monthly adjustments to the interest due on outstanding advances.  On December 31, 2006, the Company had approximately $434.0 million outstanding under its floor plan financing agreement with GE Capital.

Substantially all of the Company’s new construction equipment purchases are financed by John Deere and CitiCapital. The Company finances substantially all of the purchase price of its new construction equipment inventory under its floor plan facilities. The agreement with John Deere provides an interest free financing period after which time the amount financed is required to be paid in full. When construction equipment is sold prior to the expiration of the interest free finance period, the Company is required to repay the principal within approximately ten days of the sale. If the construction equipment financed by John Deere is not sold within the interest free finance period, it is transferred to the CitiCapital floor plan arrangement.  The Company makes principal payments for sold inventory to CitiCapital on the 15th day of each month.  Used and rental construction equipment is financed to a maximum of book value under a floor plan arrangement with CitiCapital.  The Company makes monthly interest payments on the amount financed and is required to commence loan principal repayments on rental construction equipment as book value reduces.  Principal payments for sold used construction equipment are made no later than the 15th day of each month following the sale. The loans are collateralized by a lien on the construction equipment.  The Company’s floor plan agreements limit the aggregate amount of borrowings based on the book value of new and used construction equipment units.  As of December 31, 2006, the Company’s floor plan arrangement with CitiCapital permits the financing of up to $13.5 million in construction equipment.  On December 31, 2006, the Company had $1.2 million outstanding under its floor plan financing arrangements with John Deere and $11.2 million outstanding under its floor plan financing arrangement with CitiCapital.

Cyclicality

The Company’s business is dependent on a number of factors relating to general economic conditions, including fuel prices, interest rate fluctuations, economic recessions, environmental and other government regulations and customer business cycles. Unit sales of new trucks have historically been subject to substantial cyclical variation based on these general economic conditions. According to A.C.T. Research, industry-wide domestic retail sales of Class 8 trucks in 2006 totaled approximately 291,000 units.  A.C.T. Research currently forecasts U.S. heavy-duty new truck sales to decrease to approximately 176,000 units in 2007 and then increase to 214,000 units in 2008.  Through geographic expansion, concentration on higher margin parts and service operations and diversification of its customer base, the Company believes it can reduce the negative impact on the Company’s earnings of adverse general economic conditions or cyclical trends affecting the heavy-duty truck industry.

Effects of Inflation

The Company believes that the relatively moderate rates of inflation over the last few years have not had a significant impact on revenues or profitability. The Company does not expect inflation to have any near-term material effects on the sale of its products and services.

Off-Balance Sheet Arrangements

The Company does not have off-balance sheet arrangements as of December 31, 2006.

Contractual Obligations

The Company has certain contractual obligations that will impact its short and long-term liquidity. At December 31, 2006, such obligations were as follows:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Long-term debt obligations(1)	$192,124	$25,999	$65,454	$83,712	$16,959
Capital lease obligations(2)	21,706	4,268	8,434	6,879	2,125
Operating lease obligations(2)	40,826	8,249	13,029	8,151	11,397
Purchase obligations	12,062	6,092	3,786	1,248	936
Interest expense on debt (3)	36,018	11,356	16,964	7,160	538
Total	$302,736	$55,964	$107,667	$107,150	$31,955

(1)       Refer to Note 9 of Notes to Consolidated Financial Statements.

(2)       Refer to Note 12 of Notes to Consolidated Financial Statements.

(3)       In computing interest expense, the Company used its weighted average interest rate outstanding on fixed rate debt to estimate its interest expense on fixed rate debt.  The Company did not have variable rate debt as of December 31, 2006.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Market risk represents the risk of loss that may impact the financial position, results of operations, or cash flows of the Company due to adverse changes in financial market prices, including interest rate risk, and other relevant market rate or price risks.

The Company is exposed to some market risk through interest rates related to our floor plan borrowing arrangements, variable rate debt and discount rates related to finance sales.  Floor plan borrowings are based on the LIBOR rate of interest and are used to meet working capital needs. As of December 31, 2006, the Company had floor plan borrowings of approximately $446.4 million.  Assuming an increase in the LIBOR rate of interest of 100 basis points, interest expense could increase by approximately $4.5 million.  The Company provides all customer financing opportunities to various finance providers. The Company receives all finance charges in excess of a negotiated discount rate from the finance providers in the month following the date of the financing. The negotiated discount rate is variable, thus subject to interest rate fluctuations. This interest rate risk is mitigated by the Company’s ability to pass discount rate increases to customers through higher financing rates.

The Company is also exposed to some market risk through interest rates related to the investment of our current cash and cash equivalents of $161.6 million at December 31, 2006.  These funds are generally invested in highly liquid money market accounts, government-sponsored enterprises and corporate bonds that do not expose the Company to a loss of principal.  As such instruments mature and the funds are reinvested, we are exposed to changes in market interest rates. This risk is mitigated by management’s ongoing evaluation of the best investment rates available for current and noncurrent high quality investments. If market interest rates were to increase or decrease immediately and uniformly by 100 basis points, the Company’s interest income could correspondingly increase or decrease by approximately $1.6 million.  We have not used derivative financial instruments in our investment portfolio.

Item 8.  Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Rush Enterprises, Inc.

We have audited the accompanying consolidated balance sheets of Rush Enterprises, Inc. and subsidiaries (“the Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Rush Enterprises, Inc. and subsidiaries at December 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the financial statements, in 2006 the Company changed its method of accounting for stock-based compensation.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Rush Enterprises, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 12, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Antonio, Texas

March 12, 2007

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Shares and Per Share Amounts)

	December 31,
	2006	2005

Assets
Current assets:
Cash and cash equivalents	$161,558	$133,069
Accounts receivable, net	74,441	63,473
Inventories	484,696	338,212
Prepaid expenses and other	2,128	1,829
Deferred income taxes, net	7,496	3,856

Total current assets	730,319	540,439

Property and equipment, net	278,690	196,161

Goodwill, net	117,071	100,725

Other assets, net	2,330	2,909

Total assets	$1,128,410	$840,234

Liabilities and shareholders’ equity
Current liabilities:
Floor plan notes payable	$446,354	$315,985
Current maturities of long-term debt	25,999	18,807
Current maturities of capital lease obligations	2,933	2,277
Advances outstanding under lines of credit	—	2,755
Trade accounts payable	37,449	23,327
Accrued expenses	61,287	51,151
Total current liabilities	574,022	414,302

Long-term debt, net of current maturities	166,125	114,345
Capital lease obligations, net of current maturities	14,799	14,628
Deferred income taxes, net	33,856	23,339

Shareholders’ equity:
Preferred stock, par value $.01 per share; 1,000,000 shares authorized; 0 shares outstanding in 2006 and 2005	—	—
Common stock, par value $.01 per share; 40,000,000 Class A shares and 10,000,000 Class B shares authorized; 17,069,494 Class A shares and 8,072,226 Class B shares outstanding in 2006; 16,770,060 Class A shares and 7,895,863 Class B shares outstanding in 2005	251	247
Additional paid-in capital	169,801	162,603
Retained earnings	169,556	110,770

Total shareholders’ equity	339,608	273,620

Total liabilities and shareholders’ equity	$1,128,410	$840,234

The accompanying notes are an integral part of these consolidated financial statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Amounts)

	Year Ended December 31,
	2006	2005	2004

Revenues:
New and used truck sales	$1,780,418	$1,400,736	$738,225
Parts and service	441,424	365,908	285,206
Construction equipment sales	59,545	41,692	32,305
Lease and rental	41,776	33,975	27,193
Finance and insurance	19,197	15,356	7,909
Other	8,163	7,103	4,141

Total revenue	2,350,523	1,864,770	1,094,979

Cost of products sold:
New and used truck sales	1,652,913	1,304,290	684,724
Parts and service	259,801	215,419	177,250
Construction equipment sales	52,527	36,509	28,114
Lease and rental	32,615	25,860	19,749

Total cost of products sold	1,997,856	1,582,078	909,837

Gross profit	352,667	282,692	185,142

Selling, general and administrative	230,056	188,667	141,947

Depreciation and amortization	12,889	10,487	9,119

Operating income	109,722	83,538	34,076

Interest income (expense):
Interest income	2,162	2,508	782
Interest expense	(17,880)	(15,403)	(6,732)

Total interest expense, net	(15,718)	(12,895)	(5,950)

Gain on sale of assets	54	495	624

Income from continuing operations before taxes	94,058	71,138	28,750

Provision for income taxes	35,272	26,513	11,574

Income from continuing operations	58,786	44,625	17,176

Loss from discontinued operations, net	—	—	(260)

Net income	$58,786	$44,625	$16,916

Earnings per share:
Earnings per common share — Basic
Income from continuing operations	$2.35	$1.84	$1.10
Net income	$2.35	$1.84	$1.08
Earnings per common share — Diluted
Income from continuing operations	$2.33	$1.79	$1.03
Net income	$2.33	$1.79	$1.02

The accompanying notes are an integral part of these consolidated financial statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In Thousands)

	Common Stock
	Shares Issued and		$.01	Additional
	Outstanding		Par	Paid-In	Retained
	Class A	Class B	Value	Capital	Earnings	Total

Balance, December 31, 2003	7,021	7,021	$140	$39,337	$49,229	$88,706

Exercise of employee stock options (including tax benefit of $3,364)	571	534	11	7,976		7,987
Issuance of Class A common stock	8,750	—	88	109,110		109,198
Net income	—	—	—	—	16,916	16,916

Balance, December 31, 2004	16,342	7,555	239	156,423	66,145	222,807

Exercise of employee stock options (including tax benefit of $3,076)	398	341	8	5,912		5,920
Employee stock purchase plan	30	—	—	339		339
Issuance cost of Class A common stock	—	—	—	(71)		(71)
Net income	—	—	—	—	44,625	44,625

Balance, December 31, 2005	16,770	7,896	247	162,603	110,770	273,620

Exercise of employee stock options (including tax benefit of $2,349)	261	176	4	4,091		4,095
Stock-based compensation related to employee stock options and employee stock purchases	—	—	—	2,647		2,647
Employee stock purchase plan	38	—	—	460		460
Net income	—	—	—	—	58,786	58,786

Balance, December 31, 2006	17,069	8,072	$251	$169,801	$169,556	$339,608

The accompanying notes are an integral part of these consolidated financial statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Year Ended December 31,
	2006	2005	2004

Cash flows from operating activities:
Income from continuing operations	$58,786	$44,625	$17,176
Adjustments to reconcile net income to net cash used in operating activities, net of acquisitions-
(Loss) from discontinued operations	—	—	(260)
Depreciation and amortization	27,074	21,010	15,923
Gain on sale of property and equipment	(825)	(1,669)	(1,801)
Stock-based compensation expense related to employee stock options and employee stock purchases	2,647	—	—
Provision for deferred income tax expense	6,877	1,286	4,149
Tax benefit realized from exercise of stock options	—	3,076	3,364
Excess tax benefits from stock-based compensation	(2,349)	—	—
Net charges related to discontinued operations	—	—	400
Change in accounts receivable, net	(10,133)	(32,844)	(5,804)
Change in inventories	(114,380)	(102,308)	(49,692)
Change in prepaid expenses and other, net	(280)	(230)	(296)
Change in trade accounts payable	14,039	6,357	800
Change in accrued expenses	11,682	8,537	10,399

Net cash used in operating activities	(6,862)	(52,160)	(5,642)

Cash flows from investing activities:
Acquisition of property and equipment	(116,105)	(65,801)	(44,566)
Proceeds from the sale of property and equipment	6,333	8,457	14,129
Business acquisitions	(36,087)	(66,026)	(3,500)
Change in other assets	664	(139)	(897)

Net cash used in investing activities	(145,195)	(123,509)	(34,834)

Cash flows from financing activities:
Draws on floor plan notes payable, net	120,003	113,345	59,767
(Payments) borrowings on lines of credit, net	(2,755)	321	(15,298)
Proceeds from long-term debt	102,448	52,099	40,463
Proceeds from capital lease obligations	3,339	18,416	—
Payments on long-term debt	(44,334)	(34,979)	(34,435)
Payments on capital lease obligations	(2,512)	(1,511)	—
Issuance of shares relating to employee stock options and employee stock purchase plan	2,206	3,183	4,623
Excess tax benefits from stock-based compensation	2,349
Issuance of 8,750,000 shares relating to the public offering, net of the related expenses	—	(71)	109,198
Debt issuance costs	(198)	(240)	(56)

Net cash provided by financing activities	180,546	150,563	164,262

Net increase (decrease) in cash and cash equivalents	28,489	(25,106)	123,786

Cash and cash equivalents, beginning of year	133,069	158,175	34,389

Cash and cash equivalents, end of year	$161,558	$133,069	$158,175

Supplemental disclosure of cash flow information:
Cash paid during the year for—
Interest	$20,761	$15,274	$7,807
Income taxes	$31,758	$21,703	$4,788

The accompanying notes are an integral part of these consolidated financial statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       ORGANIZATION AND OPERATIONS:

Rush Enterprises, Inc. (the “Company”) was incorporated in 1965 under the laws of the State of Texas.  The Company now operates a Truck segment and a Construction Equipment segment.  The Truck segment operates a regional network of Rush Truck Centers.  Rush Truck Centers sell trucks manufactured by Peterbilt, GMC, Hino, UD, Ford or Isuzu.  Through its strategically located network of Rush Truck Centers, the Company provides one-stop service for the needs of its customers, including retail sales of new and used trucks, aftermarket parts sales, service and repair facilities, financing, leasing and rental, and Insurance products.  The Company’s truck centers are located in areas on or near major highways in Alabama, Arizona, California, Colorado, Florida, Georgia, New Mexico, Oklahoma, Tennessee and Texas. The Construction Equipment segment, formed during 1997, operates a John Deere equipment center in Houston, Texas.  Dealership operations include the retail sale of new and used construction equipment, aftermarket parts and service facilities, equipment rentals and the financing of new and used equipment (see Note 19).

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

	2006	2005	Estimated Life (Years)

Land	$36,117	$23,744	—
Buildings and improvements	72,328	62,362	31 - 39
Leasehold improvements	13,590	10,512	2 - 35
Machinery and shop equipment	25,748	22,765	5 - 15
Furniture, fixtures and computers	25,033	23,459	3 - 7
Transportation equipment	27,352	24,159	2 - 15
Leasing vehicles	154,416	98,962	2 - 8
Construction in progress	4,813	895
Accumulated depreciation and amortization	(80,707)	(70,697)

Total	$278,690	$196,161

As of December 31, 2006, the Company had $17.1 million (net of accumulated depreciation of $3.8 million) in leasing vehicles under various capital leases included in property and equipment.  The charge to income resulting from amortization of these assets recorded under capital leases is included with depreciation expense.

Allowance for Doubtful Receivables and Repossession Losses

The Company provides an allowance for doubtful receivables and repossession losses after considering historical loss experience and other factors that might affect the collection of accounts receivable and the ability of customers to meet their obligations on finance contracts sold by the Company.

Goodwill

Goodwill related to acquisitions was approximately $117.1 million as of December 31, 2006 and $100.7 million as of December 31, 2005.  Goodwill increased $16.3 million in 2006 and $57.1 million in 2005.  Accumulated amortization of goodwill was approximately $3.8 million at December 31, 2006 and December 31, 2005.

Goodwill represents the excess purchase price over the fair value of net assets acquired.  The Company applies the provisions of Financial Accounting Standards Board (“FASB”) Statement No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), in our accounting for goodwill.  SFAS 142 requires that goodwill and other intangible assets that have indefinite lives not be amortized but instead be tested at least annually by reporting unit for impairment, or more frequently when events or changes in circumstances indicate that the asset might be impaired.  For indefinite lived intangible assets, impairment is tested by comparing the carrying value of the asset to the fair value of the reporting unit to which they are assigned.  Goodwill was tested for impairment at December 31, 2006 and no impairment write down was required.  However, the Company is exposed to the possibility that changes in market conditions could result in significant impairment charges in the future, thus resulting in a potential increase in earnings volatility.

Other Assets

Other assets include the long-term portion of notes receivable of $1.3 million at December 31, 2006 and $1.6 million at December 31, 2005. The Company recognizes interest income on notes receivable monthly as earned.  Accumulated amortization of other assets was approximately $0.8 million at December 31, 2006 and $0.7 million at December 31, 2005.  The Company annually assesses the appropriateness of the asset valuations of other assets and the related amortization period as applicable.

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

Revenue Recognition Policies

Income on the sale of a vehicle or a piece of construction equipment (each a “unit”) is recognized when the seller and customer execute a purchase contract, delivery has occurred and there are no significant uncertainties related to financing or collectibility. Finance income related to the sale of a unit is recognized over the period of the respective finance contract, based on the effective interest rate method, if the finance contract is retained by the Company. During 2004, 2005 and 2006, no finance contracts were retained for any significant length of time by the Company but were generally sold, with limited recourse, to certain finance companies concurrent with the sale of the related unit. Gain or loss is recognized by the Company upon the sale of such finance contracts to the finance companies, net of a provision for estimated repossession losses and early repayment penalties. Lease and rental income is recognized over the period of the related lease or rental agreement. Parts and services revenue is earned at the time the Company sells the parts to its customers or at the time the Company completes the service work order related to service provided to the customer’s unit. Payments received on prepaid maintenance plans are deferred as a component of accrued expenses and recognized as income when the maintenance is performed.

Cost of Sales

For the Company’s new and used truck and construction equipment operations and its parts operations, cost of sales consists primarily of the Company’s actual purchase price, less manufacturer’s incentives, for new and used trucks and construction equipment and parts. The Company is subject to a chargeback of manufacturer incentives for trucks that are not sold to the customer for which they were ordered.  The Company records a liability for potential chargebacks of manufacturer incentives in its financial statements.  For the Company’s service and body shop operations, technician labor cost is the primary component of cost of sales. For the Company’s rental and leasing operations, cost of sales consists primarily of depreciation, rent and interest expense on the lease and rental fleet owned and leased by the Company, and the maintenance cost of the lease and rental fleet. There are no costs of sales associated with the Company’s finance and insurance revenue or other revenue.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of incentive-based compensation for sales, finance and general management personnel, salaries for administrative personnel and expenses for rent, marketing, insurance, utilities, shipping and handling costs and other general operating purposes.

Stock Based Compensation

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

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006.  The Company’s Consolidated Financial Statements as of December 31, 2006 reflect the impact of SFAS 123(R).  In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R).  As a result of adopting SFAS 123(R), the Company’s income before income taxes is $2.6 million lower for the year ended December 31, 2006 and net income is $1.7 million lower for the year ended December 31, 2006, than if it had continued to account for share-based compensation under APB 25.  Basic and diluted earnings per share for the year ended December 31, 2006 are each $0.7 lower than if the Company had continued to account for share-based compensation under APB 25.

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

Stock-based compensation expense recognized during the year ended December 31, 2006 is based on the fair value of the portion of share-based payment awards that is ultimately expected to vest during the period.  Stock-based compensation expense recognized in the Company’s Consolidated Statement of Operations for the year ended December 31, 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R).  In conjunction with the adoption of SFAS 123(R), compensation expense for all share-based payment awards is recognized using the straight-line single-option method.  As stock-based compensation expense recognized in the Consolidated Statement of Operations for the year ended December 31, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures.  SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  In the Company’s pro forma information required under SFAS 123 for the periods prior to 2006, the Company accounted for forfeitures as they occurred.

Upon adoption of SFAS 123(R), the Company continues to use the Black-Scholes option-pricing model which was previously used for the Company’s pro forma information required under SFAS 123. For additional information, see Note 13. The Company’s determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables.  These variables include, but are not limited to, the Company’s expected stock price volatility over the term of the awards, and actual and projected stock option exercise behaviors.  Option-pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable.  Because the Company’s stock options have certain characteristics that are significantly different from traded options, and because changes in the subjective assumptions can materially affect the estimated value, in management’s opinion, the existing valuation models may not provide an accurate measure of the fair value of the Company’s stock options.  Although the fair value of stock options is determined in accordance with SFAS 123(R) using an option-pricing model, that value may not be indicative of the fair value observed in a market transaction between a willing buyer and a willing seller.

The following table reflects the weighted-average fair value of stock options granted during each period using the Black-Scholes option valuation model with the following weighted-average assumptions used:

	2006	2005	2004
Expected stock volatility	25.5%-32.2%	22.5%-34.5%	29.9%-49.9%
Weighted-average stock volatility	26.86%	31.89%	44.49%
Expected dividend yield	0.0%	0.0%	0.0%
Risk-free interest rate	4.69%	4.03%	3.21%
Expected life (years)	5.0 - 7.0	7.0	7.0
Weighted-average fair value of stock options granted	$7.42	$6.53	$6.01

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

Prior to January 1, 2006, as permitted by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”),  the Company measured compensation costs for employee stock compensation plans using the intrinsic value method of accounting prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Because the Company elected to continue to follow APB 25, SFAS 123 required disclosure of pro forma net income and earnings per share as if the new fair value accounting method were adopted.

If the Company had adopted the fair value accounting method under SFAS 123, the Company’s income from continuing operations, net income and earnings per share would have been reduced to the pro forma amounts indicated below for the years ended December 31, 2005 and December 31, 2004 (in thousands, except per share amounts):

	2005	2004

Income from continuing operations
Income from continuing operations as reported for the prior period (1)	$44,625	$17,176
Stock-based compensation expense related to stock options and employee stock purchases	1,737	1,632
Tax benefit	684	653
Stock-based compensation expense related to stock options and employee stock purchases, net of tax	1,053	979

Pro forma income from continuing operations, including the effect of stock-based compensation expense	$43,572	$16,197

Basic earnings per share — as reported for the prior period (1)	$1.84	$1.10
Pro forma basic earnings per share, including the effect of stock-based compensation expense	1.80	1.03

Diluted earnings per share — as reported for the prior period (1)	$1.79	$1.03
Pro forma diluted earnings per share, including the effect of stock-based compensation expense	1.75	0.98

Net income
Net income as reported for the prior period (1)	$44,625	$16,916
Stock-based compensation expense related to stock options and employee stock purchases	1,737	1,632
Tax benefit	684	653
Stock-based compensation expense related to stock options and employee stock purchases, net of tax	1,053	979

Pro forma net income, including the effect of stock-based compensation expense	$43,572	$15,937

Basic earnings per share — as reported for the prior period (1)	$1.84	$1.08
Pro forma basic earnings per share, including the effect of stock-based compensation expense	1.80	1.02

Diluted earnings per share — as reported for the prior period (1)	$1.79	$1.02
Pro forma diluted earnings per share, including the effect of stock-based compensation expense	1.75	0.96

(1)Net income and net income per share prior to 2006 did not include stock-based compensation expense for stock options and  employee stock purchases under SFAS 123(R) because the Company did not adopt the recognition provisions of SFAS 123(R).

Advertising Costs

Advertising costs are expensed as incurred.  Advertising and marketing expense related to operations was $3.1 million for 2006, $2.5 million for 2005 and $1.5 million for 2004. Advertising and marketing expense is included in selling, general and administrative expense.

Cash and Cash Equivalents

Cash and cash equivalents generally consist of cash and other money market instruments. The Company considers all highly liquid investments with an original maturity of ninety days or less to be cash equivalents.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (‘‘FASB’’) issued FASB Interpretation No. 48, ‘‘Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109’’ (‘‘FIN 48’’). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with FASB Statement No. 109, ‘‘Accounting for Income Taxes.’’ FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company is required to adopt the provisions of FIN 48 during the first fiscal year beginning after December 15, 2006. The Company does not expect that the adoption of FIN 48 will have a significant impact on its consolidated results of operations and financial position.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, but does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Early adoption is permitted.  The Company does not expect that the adoption of SFAS No. 157 will have a significant impact on its consolidated results of operations and financial position.

In June 2006, the FASB ratified EITF Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” (“EITF 06-3”). EITF 06-3 is applicable for any tax assessed by a governmental authority that is both imposed on and concurrent with a specific revenue-producing transaction between a seller and a customer, and may include, but is not limited to, sales, use, value added, and some excise taxes. EITF 06-3 requires companies to disclose whether they present such taxes on a gross basis (included in revenues and costs) or a net basis. In addition, for any such taxes that are reported on a gross basis, companies are required to disclose the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented if those amounts are significant.  The Company is required to adopt the provisions of EITF Issue No. 06-3 during the first fiscal year beginning after December 15, 2006. The Company does not expect that the adoption of EITF Issue No. 06-3 will have a significant impact on its consolidated results of operations and financial position.

3.               DISCONTINUED OPERATIONS:

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

The results of operations of these businesses have been classified as discontinued operations in the Company’s consolidated statements of income for all periods presented.  Net sales and income (loss) before income taxes related to the discontinued businesses were as follows (in thousands):

	2006	2005	2004
Retail Segment Stores (D&D)
Net Sales	$—	$—	$11,746

Earnings (loss) before income taxes:
Results of operations from discontinued operations	—	—	209
Charges related to discontinued operations	—	—	(58)
Income (loss) before income taxes	—	—	151
Income tax (expense)	—	—	(411)
Net (loss) from discontinued operations	$—	$—	$(260)

There was no activity related to these discontinued operations in 2006 and 2005.

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

Distributor	Expiration Dates
Peterbilt	January 2008 through January 2010
Volvo	August 2010
General Motors Corporation	October 2010
Isuzu	Indefinite
Hino	June 2007 through December 2008
UD	September 2008 through indefinite
Ford	Indefinite
John Deere	Indefinite

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

The Company purchases its new Peterbilt vehicles and most of its parts from PACCAR, the maker of Peterbilt trucks and parts, at prevailing prices charged to all franchised dealers.  Sales of new Peterbilt trucks accounted for 90% of the Company’s new vehicle sales for the year ended December 31, 2006 and 93% of the Company’s new vehicle sales for the year ended December 31, 2005.

The Company purchases most of its new construction equipment and parts from John Deere at prevailing prices charged to all franchised dealers. Sales of new John Deere equipment accounted for 91% of the Company’s new equipment sales for the year ended December 31, 2006, 92% of the Company’s new equipment sales for the year ended December 31, 2005 and 94% of the Company’s new equipment sales for the year ended December 31, 2004.

Primary Lenders

The Company purchases its new and used truck and construction equipment inventories with the assistance of floor plan financing programs offered by various financial institutions and John Deere.  The floor plan agreement with one of the financial institutions used for construction equipment purchases expires in January 2008. Additional floor plan financing is provided by John Deere pursuant to the Company’s equipment dealership agreement. These agreements provide that the occurrence of certain events will be considered events of default. There were no known events of default as of December 31, 2006. In the event that the Company’s financing becomes insufficient, or its relationship with the current primary lenders terminates, the Company would need to obtain similar financing from other sources. Management believes it can obtain additional floor plan financing or alternative financing if necessary.

The Company’s debt agreements include certain restrictive covenants. The Company was in compliance with these and all debt covenants as of December 31, 2006.

Concentrations of Credit Risks

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. The Company places its cash and cash equivalents with what it considers to be quality financial institutions.  As of December 31, 2006, the Company had deposits in excess of federal insurance protection totaling approximately $185.0 million.

The Company controls credit risk through credit approvals and by selling a majority of its trade receivables without recourse.  Concentrations of credit risk with respect to trade receivables are reduced because a large number of geographically diverse customers make up the Company’s customer base, thus spreading the trade credit risk. A majority of the Company’s business, however, is concentrated in the United States medium-duty and heavy-duty trucking and construction equipment markets and related aftermarkets. The Company controls credit risk through credit approvals and by selling certain trade receivables without recourse. After the Company enters into a finance contract, the Company generally sells the contracts to a third party. These finance contracts are sold both with and without recourse. A majority of the Company’s finance contracts are sold without recourse. The Company provides an allowance for doubtful receivables and a reserve for repossession losses related to finance contracts sold.  Historically, the Company’s allowance and reserve have covered future losses.

5.       ACCOUNTS RECEIVABLE:

The Company’s accounts receivable, net, consisted of the following (in thousands):

	December 31,
	2006	2005

Trade accounts receivable from sale of vehicles and construction equipment	$52,157	$46,293
Other trade receivables	5,874	4,184
Warranty claims	5,677	3,745
Other accounts receivable	11,202	9,524
Less allowance for warranty receivable	(469)	(273)

Total	$74,441	$63,473

6.       INVENTORIES:

The Company’s inventories consisted of the following (in thousands):

	December 31,
	2006	2005

New vehicles	$362,881	$242,469
Used vehicles	33,979	21,010
New construction equipment	11,584	12,919
Used construction equipment	807	587
Parts and accessories	74,832	59,339
Other	3,652	3,486
Less allowance	(3,039)	(1,598)

Total	$484,696	$338,212

7.       VALUATION ACCOUNTS:

Valuation and allowance accounts include the following (in thousands):

	Balance Beginning of Year	Net Charged to Costs and Expenses	Acquisitions	Net Write-Offs	Balance End of Year

2006
Reserve for warranty receivable	273	676		(480)	469
Reserve for parts inventory	1,448	2,183	710	(2,315)	2,025
Reserve for truck inventory	150	3,223		(2,359)	1,014

2005
Reserve for warranty receivable	350	147		(224)	273
Reserve for parts inventory	1,126	1,201	234	(1,113)	1,448
Reserve for truck inventory	350	150		(350)	150

2004
Reserve for warranty receivable	450	569		(669)	350
Reserve for parts inventory	415	1,029		(318)	1,126
Reserve for truck inventory	608	(194)		(64)	350

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

8.       FLOOR PLAN NOTES PAYABLE AND LINES OF CREDIT:

Floor Plan Notes Payable

Floor plan notes are financing agreements to facilitate the Company’s purchase of new and used trucks and construction equipment. These notes are collateralized by the inventory purchased and accounts receivable arising from the sale thereof. The Company’s floor plan notes have interest rates based on the prime rate or LIBOR, as defined in the agreements. The interest rates applicable to these agreements ranged from approximately 7.03% to 9.75% as of December 31, 2006. Amounts borrowed under these agreements are due when the related truck or construction equipment inventory (collateral) is sold and the sales proceeds are collected by the Company, or in the case of construction equipment rentals, when the carrying value of the equipment is reduced. These agreements may be modified, suspended or terminated by the lender as described in Note 4.

The Company finances substantially all of the purchase price of its new truck inventory, and the loan value of its used truck inventory under a floor plan financing agreement with GE Capital, under which GE Capital pays the manufacturer directly with respect to new trucks. The Company’s floor plan agreement with GE Capital expires in September 2008.  On December 31, 2006, the Company had approximately $434.0 million outstanding under its floor plan financing agreement with GE Capital.

The Company’s floor plan agreement with CitiCapital is based on the book value of the Company’s construction equipment inventory. As of December 31, 2006, the aggregate amount of borrowing capacity with this lender was $13.5 million, with approximately $11.2 million outstanding. Additional amounts are available under the Company’s John Deere dealership agreement. At December 31, 2006, approximately $1.2 million was outstanding pursuant to the John Deere dealership agreement.

Assets pledged as collateral as of December 31, 2006 and 2005 were as follows (in thousands):

	December 31,
	2006	2005
Inventories, new and used trucks and construction equipment at cost based on specific identification	$409,251	$276,985
Truck and construction equipment sale related accounts receivable	52,157	46,293

Total	$461,408	$323,278

Floor plan notes payable	$446,354	$315,985
Accounts payable — truck manufacturer	7,579	—
Total borrowings related to truck and construction equipment	$453,933	$315,985

Lines of Credit

The Company may request working capital advances in the minimum amount of $100,000 from GE Capital, its primary truck lender.  However, such working capital advances may not cause the total indebtedness owed GE Capital to exceed an amount equal to the wholesale advances made against the then current inventory less any payment reductions owed to GE Capital.  There were no working capital advances outstanding under this agreement at December 31, 2006.  The Company has a secured line of credit that provides for a maximum borrowing of $8.0 million.  There were no advances outstanding under this secured line of credit at December 31, 2006, however, $6.3 million was pledged to secure various letters of credit related to self-insurance products, leaving $1.7 million available for future borrowings as of December 31, 2006.

9.       LONG-TERM DEBT:

Long-term debt was comprised of the following (in thousands):

	December 31,
	2006	2005

Variable interest rate term notes	$—	$12,375
Fixed interest rate term notes	192,124	120,777

Total debt	192,124	133,152

Less- current maturities	(25,999)	(18,807)

Total	$166,125	$114,345

As of December 31, 2006, debt maturities were as follows (in thousands):

2007	$25,999
2008	31,952
2009	33,502
2010	46,544
2011	37,168
Thereafter	16,959

Total	$192,124

The Company did not have any variable interest rate term notes as of December 31, 2006.

The Company’s fixed interest rate notes are primarily with financial institutions and had interest rates that range from approximately 4.01% to 9.68% on December 31, 2006. Payments on the notes range from $219 to $76,196 per month, plus interest.  Maturities of these notes range from January 2007 to January 2016.

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

10.     DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS:

The following methods and assumptions were used to estimate the fair value of each class of financial instrument held by the Company:

Current assets and current liabilities — The carrying value approximates fair value due to the short maturity of these items.

Long-term debt — The fair value of the Company’s long-term debt is based on secondary market indicators.  Since the Company’s debt is not quoted, estimates are based on each obligation’s characteristics, including remaining maturities, interest rate, credit rating, collateral, amortization schedule and liquidity.  The carrying amount approximates fair value.

11.     DEFINED CONTRIBUTION PLAN:

The Company has a defined contribution plan (the “Rush Plan”), which is available to all Company employees and the employees of certain affiliates. Each employee who has completed 90 days of continuous service is entitled to enter the Rush Plan on the first day of the following month. Participating employees may contribute from 1% to 50% of total gross compensation. However, certain higher paid employees are limited to a maximum contribution of 15% of total gross compensation. For the first 10% of an employee’s contribution, the Company, at its discretion, may contribute an amount equal to 25% of the employees’ contributions for those employees with less than five years of service and an amount equal to 50% of the employees’ contributions for those employees with more than five years of service. The Company incurred expenses related to the Rush Plan of approximately $3.1 million during the year ended December 31, 2006, $2.6 million during the year ended December 31, 2005, and $1.8 million during the year ended December 31, 2004.

The Company currently does not provide any postretirement benefits nor does it provide any post employment benefits.

12.     LEASES:

Vehicle Leases

The Company leases vehicles primarily over periods ranging from one to ten years under operating lease and capital lease arrangements. These vehicles are subleased by the Company to customers under various agreements. Future minimum sublease rentals to be received by the Company under non-cancelable subleases for operating leases are $21.3 million and for capital leases are $16.0 million.  Generally, the Company is required to incur all operating costs and pay a minimum rental and an excess mileage charge based on maximum mileage over the term of the lease.  The Company guarantees the residual value of vehicles under operating lease and capital lease arrangements.  At December 31, 2006, the Company guaranteed vehicle residual values of $6.7 million under operating lease arrangements and $6.1 million under capital lease arrangements.  Historically, the Company purchases these vehicles at the end of the lease term and recognizes a gain on the sale of the vehicle.  The residual values are not reflected in the future minimum lease payments for operating leases.  Vehicle lease expenses were approximately $4.8 million for the year ended December 31, 2006, $5.5 million for the year ended December 31, 2005, and $6.0 million for the year ended December 31, 2004.

Future minimum lease payments under capital and non-cancelable vehicle leases as of December 31, 2006, are as follows (in thousands):

	Capital Leases	Operating Leases
2007	$4,268	$4,417
2008	4,380	3,800
2009	4,054	2,896
2010	2,980	1,999
2011	3,899	1,273
Thereafter	2,125	1,336

Total minimum lease payments	$21,706	$15,721
Less amount representing interest	(3,974)
Present value of net minimum capital lease payments	17,732
Less current portion	(2,933)
Obligations under capital leases less current portion	$14,799

Customer Vehicle Leases

A division of the Company leases both owned and leased vehicles to customers primarily over periods of two to eight years under operating lease arrangements. These leases require a minimum rental payment and a contingent rental payment based on mileage. Rental income during the year ended December 31, 2006 consisted of minimum rental payments of approximately $24.7 million and contingent rental payments of $4.1 million.  Rental income during the year ended December 31, 2005 consisted of minimum rental payments of approximately $20.6 million and contingent rentals payments of approximately $3.5 million.  Rental income during the year ended December 31, 2004 consisted of minimum rental payments of approximately $15.4 million and contingent rental payments of $2.9 million.   Minimum lease payments to be received for non-cancelable leases and subleases in effect at December 31, 2006, are as follows (in thousands):

2007	$30,135
2008	27,651
2009	24,071
2010	18,628
2011	11,328
Thereafter	7,214

Total	$119,027

As of December 31, 2006, the Company had $125.6 million (net of accumulated depreciation of $28.9 million) of lease vehicles included in property and equipment.  As of December 31, 2005, the Company had $75.8 million (net of accumulated depreciation of $23.2 million) of lease vehicles included in property and equipment.

Other Leases - Land and Buildings

The Company leases various assets under operating leases with expiration dates ranging from March 2007 through December 2026.  Monthly rental payments range from approximately $802 per month to $36,048 per month.  Rental expense was $4.2 million for the year ended December 31, 2006, $3.2 million for the year ended December 31, 2005, and $2.6 million for the year ended December 31, 2004.  Future minimum lease payments under non-cancelable leases at December 31, 2006, are as follows (in thousands):

2007	$3,832
2008	3,423
2009	2,910
2010	2,606
2011	2,273
Thereafter	10,061

Total	$25,105

13.     STOCK OPTIONS AND STOCK PLANS:

Employee Stock Purchase Plan

The Company has implemented an Employee Stock Purchase Plan that allows eligible employees to contribute up to 10% of their base earnings toward the semi-annual purchase of the Company’s Class A Common Stock. The employee’s purchase price is 85% of the lesser of the closing price of the Class A Common Stock on the first business day or the last business day of the semi-annual offering period, as reported by The Nasdaq National Market®. Employees may purchase shares having a fair market value of up to $25,000 (measured as of the first day of each semi-annual offering period) for each calendar year.  Under the Employee Stock Purchase Plan, 600,000 shares of the Company’s Class A Common Stock have been reserved for issuance.  During the year ended December 31, 2006, the Company issued 38,031 shares under the Employee Stock Purchase Plan.  During the year ended December 31, 2005, the Company issued 29,926 shares under the Employee Stock Purchase Plan.  Of the 2,912 employees eligible to participate, 231 were participants in the plan as of December 31, 2006.

Non-Employee Director Stock Option Plan

The Board of Directors and shareholders adopted the Rush Enterprises, Inc. 2006 Non-Employee Director Stock Option Plan (the “Director Plan”), reserving 1,000,000 shares of Class A Common Stock for issuance upon exercise of any awards granted under the Plan. This Director Plan replaced the Company’s Amended and Restated 1997 Non-Employee Director Stock Option Plan (the “1997 Director Plan”) effective May 17, 2006.  The Director Plan is designed to attract and retain highly qualified non-employee directors.  Each non-employee director receives options to purchase 20,000 shares of the Company’s Class A Common Stock upon their respective date of appointment and each year on the date that they are elected or reelected by the shareholders to serve on the Board of Directors.  Each option has a ten year term from the grant date and vests immediately.  During each of the years ended December 31, 2006 and December 31, 2005, the Company granted 80,000 options of Class A Common Stock under the 1997 Director Plan.

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

The aggregate number of shares of common stock subject to stock options or SARs that may be granted to any one participant in any year under the Incentive Plan is 100,000 shares of Class A Common Stock and 100,000 shares of Class B Common Stock.  Each option has a ten year term from the grant date and vests in three equal annual installments beginning on the third anniversary of the grant date.  The Company has 2,600,000 shares of Class A Common Stock and 1,400,000 shares of Class B Common Stock reserved for issuance upon exercise of any awards granted under the Company’s Incentive Plan.  During the year ended December 31, 2006, the Company granted 319,125 options under the Incentive Plan.  During the year ended December 31, 2005, the Company granted 288,325 options under the Incentive Plan.

Valuation and Expense Information under SFAS 123(R)

On January 1, 2006, the Company adopted SFAS 123(R), which requires the measurement and recognition of compensation expense for all share-based payment awards made to the Company’s employees and directors including stock options and employee stock purchases related to the Employee Stock Purchase Plan based on estimated fair values.  Stock-based compensation expense related to stock options and employee stock purchases under SFAS 123(R) for the year ended December 31, 2006 was $2.6 million.  There was no stock-based compensation expense related to stock options and employee stock purchases recognized during the years ended December 31, 2005 and December 31, 2004.

Prior to the adoption of SFAS 123(R), the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows.  SFAS 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows.  For the year ended December 31, 2006, the $2.3 million excess tax benefit classified as a financing cash inflow would have been classified as an operating cash inflow if the Company had not adopted SFAS 123(R).  Cash received from options exercised and shares purchased under all share-based payment arrangements for the year ended December 31, 2006 was $2.2 million.

A summary of the Company’s stock option activity and related information for the year ended December 31, 2006 follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Life (in Years)	Value

Balance at January 1, 2006	1,719,820	$7.48
Granted	399,125	19.20
Exercised	(437,850)	3.99
Forfeited	(38,850)	11.19

Balance at December 31, 2006	1,642,245	$11.18	7.3	$9,619,494

Vested and exercisable at December 31, 2006	406,688	$9.20	6.7	$3,083,143

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on an average of the closing price as of December 31, 2006 of the Company’s Class A and Class B Common Stock of $16.35.  The total intrinsic value of options exercised was $6.3 million during the year ended December 31, 2006, $8.3 million during the year ended December 31, 2005 and $8.7 million during the year ended December 31, 2004.

A summary of the status of the Company’s non-vested shares as of December 31, 2006 and changes during the year ended December 31, 2006 follows:

		Weighted
		Average
		Grant Date
Non-vested Shares	Shares	Fair Value

Non-vested at January 1, 2006	1,365,950	$4.05
Granted	399,125	7.42
Vested	(490,668)	3.19
Forfeited	(38,850)	5.38

Non-vested at December 31, 2006	1,235,557	$5.44

As of December 31, 2006, there was $3.2 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Incentive Plan.  That cost is expected to be recognized over a weighted-average period of 3.2 years.  The total fair value of options vested was $1.6 million during the year ended December 31, 2006, $1.3 million during the year ended December 31, 2005, and $1.6 million during the year ended December 31, 2004.

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

	2006	2005	2004

Numerator-
Numerator for basic and diluted earnings per share-
Net income available to common shareholders	$58,786,000	$44,625,000	$16,916,000

Denominator-
Denominator for basic earnings per share, weighted average shares	24,983,617	24,202,008	15,683,763

Effect of dilutive securities-
Stock options	275,936	754,565	923,406

Denominator for diluted earnings per share, adjusted weighted average shares and assumed conversions	25,259,553	24,956,573	16,607,169

Basic earnings per common share	$2.35	$1.84	$1.08

Diluted earnings per common share and common share equivalents	$2.33	$1.79	$1.02

Options to purchase shares of common stock that were outstanding for the years ended December 31, 2006, 2005 and 2004 that were not included in the computation of diluted earnings per share because the exercise prices were greater than the average market prices of the common shares are as follows:

	2006	2005	2004

Options	393,925	288,325	10,000

Total anti-dilutive securities	393,925	288,325	10,000

15.     INCOME TAXES:

Provision for Income Taxes

The tax provisions are summarized as follows (in thousands):

	Year Ended December 31,
	2006	2005	2004

Current provision-
Federal	$26,189	$23,349	$6,805
State	2,469	1,878	864

	28,658	25,227	7,669

Deferred provision-
Federal	6,173	950	3,911
State	441	336	405

	6,614	1,286	4,316

Provision for income taxes	$35,272	$26,513	$11,985

The following summarizes the tax effect of significant cumulative temporary differences that are included in the net deferred income tax liability (in thousands):

	December 31,
	2006	2005

Differences in depreciation and amortization	$39,626	$28,199
Deferred tax asset related to state net operating loss carry forwards (net of a valuation allowance of $468,000 at December 31, 2006 and $541,000 at December 31, 2005)	(25)	(81)
Deferred tax asset related to capital lease obligations, non-current	(4,987)	(4,742)
Deferred tax asset related to capital lease obligations, current	(1,662)	(1,581)
Deferred tax asset related to stock options, non-current	(759)	—
Deferred tax asset related to stock options, current	(190)	—
Accruals and reserves not deducted for tax purposes until paid	(5,603)	(2,194)
Other, net	(40)	(118)

Total	$26,360	$19,483

The Company’s various state net operating loss carry forwards expire from 2007 through 2020.

A reconciliation of taxes based on the federal statutory rates and the provisions for income taxes are summarized as follows (in thousands):

	Year Ended December 31,
	2006	2005	2004

Income taxes at the federal statutory rate	$32,920	$24,898	$10,116
State income taxes, net of federal benefit	1,995	1,439	891
Tax effect of permanent differences	17	(77)	454
State tax valuation allowance	(73)	50	491
Other, net	413	203	33

Provision for income taxes	$35,272	$26,513	$11,985

Following is a summary of the Company’s income tax provision (in thousands):

	Year Ended December 31,
	2006	2005	2004

Income tax expense on continuing operations	$35,272	$26,513	$11,574
Income tax expense from discontinued operations	—	—	411

Provision for income taxes	$35,272	$26,513	$11,985

As of December 31, 2006, the Company had provided for tax contingencies of approximately $1.4 million.

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

The Company signed an agreement with Titan Technology Partners to implement SAP enterprise software and a new SAP dealership management system.  The cost of the SAP software and implementation is estimated at $10.0 million.

17.     ACQUISITIONS:

In November 2006, the Company acquired Fouts Bros. UD-GMC, Inc., a GMC, UD, Hino and Isuzu medium-duty truck dealer in Smyrna, Georgia.  The Company is operating the facility as a full-service Rush Medium Duty Truck Center offering medium-duty GMC, UD, Hino and Isuzu trucks, parts, and service. The transaction was valued at approximately $9.2 million, with the purchase price paid in cash.

The Fouts Bros. UD-GMC, Inc. acquisition was accounted for as a purchase; operations of the business acquired are included in the accompanying consolidated financial statements from the date of the acquisition.  Pro forma information is not included because Fouts Bros. UD-GMC, Inc.’s results of operations would not have a material effect on the Company’s financial statements.  The purchase price was allocated based on the fair values of the assets and liabilities at the date of acquisition as follows (in thousands):

Cash	$959
Inventories	10,813
Accounts receivable	839
Property and equipment	2,973
Prepaid and other assets	19
Accounts payable and accrued expenses	(734)
Floor plan notes payable	(10,366)
Notes payable	(858)
Goodwill	5,594

Total	$9,239

Approximately $5.1 million of the goodwill acquired in the Fouts Bros. UD-GMC, Inc. acquisition will be amortized over 15 years for tax purposes.

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

The ATS acquisition was accounted for as a purchase.  The purchase price was allocated based on the fair values of the assets at the date of acquisition as follows (in thousands):

Inventories	$38,664
Notes & leases receivable	23,211
Other assets	104
Property and equipment, net	20,790
Accrued expenses	(3,070)
Goodwill	52,667

Total	$132,366

The goodwill acquired in the ATS acquisition is included in the “other assets” line item of the Rush Enterprises, Inc. and Subsidiaries Consolidated Balance Sheet for the period ended December 31, 2005 and the period ended December 31, 2006.  All of the goodwill acquired in the ATS acquisition will be amortized over 15 years for tax purposes.

The following unaudited pro forma summary presents information as if the ATS acquisition had taken place at the beginning of 2004.  The pro forma information is provided for informational purposes only. It is based on historical information and does not necessarily reflect the actual results that would have occurred nor is it necessarily indicative of future results of operations of the Company. The following summary is for the year ended December 31, 2004 (unaudited) (in thousands, except per share amounts):

2004

Revenues	$1,438,609
Income from continuing operations after pro forma provision for income taxes	$24,571
Basic income from continuing operations per share	$1.04
Diluted income from continuing operations per share	$1.01

18.     UNAUDITED QUARTERLY FINANCIAL DATA:

(In thousands, except per share amounts.)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2006
Revenues	$497,885	$569,187	$651,321	$632,130
Gross Profit	81,600	87,915	93,083	90,069
Operating income from continuing operations	22,036	27,288	30,589	29,809
Income from continuing operations before income taxes	18,523	23,787	26,261	25,487
Income from continuing operations	11,577	14,868	16,412	15,929
Net income	$11,577	$14,868	$16,412	$15,929
Earning per share: Basic
Income from continuing operations	$0.47	$0.59	$0.65	$0.63
Net income	$0.47	$0.59	$0.65	$0.63
Earning per share: Diluted
Income from continuing operations	$0.46	$0.59	$0.65	$0.63
Net income	$0.46	$0.59	$0.65	$0.63

2005
Revenues	$402,043	$461,817	$485,427	$515,483
Gross Profit	60,947	71,750	76,359	73,636
Operating income from continuing operations	14,926	21,462	23,897	23,253
Income from continuing operations before income taxes	12,495	18,267	20,635	19,741
Income from continuing operations	7,684	11,235	13,154	12,552
Net income	$7,684	$11,235	$13,154	$12,552
Earning per share: Basic
Income from continuing operations	$0.32	$0.47	$0.54	$0.51
Net income	$0.32	$0.47	$0.54	$0.51
Earning per share: Diluted
Income from continuing operations	$0.31	$0.45	$0.53	$0.50
Net income	$0.31	$0.45	$0.53	$0.50

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

As previously mentioned, in November 2002 the Company announced its decision to discontinue its D&D operations. In connection with this decision, financial information related to D&D in 2004 is no longer presented as a separate operating segment.  Since the disposal of D&D was completed in 2004, there is no related financial activity in 2005 and 2006.

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

The Company accounts for intersegment sales and transfers as if the sales or transfers were to third parties, that is, at current market prices. There were no material intersegment sales during the years ended December 31, 2006, 2005 and 2004.

The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately because each business unit requires different technology and marketing strategies. Business units were maintained through expansion and acquisitions. The following table contains summarized information about reportable segment profit or loss and segment assets for the years ended December 31, 2006, 2005 and 2004 (in thousands):

		Construction
	Truck	Equipment	All
	Segment	Segment	Other	Totals

2006
Revenues from external customers	$2,254,123	$77,816	$18,584	$2,350,523
Interest income	2,162	—	—	2,162
Interest expense	16,697	830	353	17,880
Depreciation and amortization	12,056	367	466	12,889
Segment income from continuing operations before income tax	86,116	5,624	2,318	94,058
Segment assets	1,084,343	22,914	21,153	1,128,410
Goodwill	112,535	4,075	461	117,071
Expenditures for segment assets	109,938	443	5,724	116,105

2005
Revenues from external customers	$1,795,441	$57,731	$11,598	$1,864,770
Interest income	2,508	—	—	2,508
Interest expense	14,640	586	177	15,403
Depreciation and amortization	9,894	291	302	10,487
Segment income from continuing operations before income tax	64,921	4,566	1,651	71,138
Segment assets	801,917	24,080	14,237	840,234
Goodwill	96,539	4,075	111	100,725
Expenditures for segment assets	64,592	392	817	65,801

		Construction
	Truck	Equipment	All
	Segment	Segment	Other	Totals

2004
Revenues from external customers	$1,040,648	$46,154	$8,177	$1,094,979
Interest income	782	—	—	782
Interest expense	6,164	407	161	6,732
Depreciation and amortization	8,507	311	301	9,119
Segment income from continuing operations before income tax	26,606	2,094	50	28,750
Segment assets	534,504	18,863	12,138	565,505
Goodwill	39,406	4,075	111	43,592
Expenditures for segment assets	52,784	153	1,003	53,940

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

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2006 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting.  The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with generally accepted accounting principles.

As of December 31, 2006, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on the assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2006, based on those criteria.

Ernst & Young LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this annual report on Form 10-K, has issued an attestation report on management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. The report, which expresses unqualified opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, is included in this Item 9A under the heading “Attestation Report of Independent Registered Public Accounting Firm.”

Attestation Report of Independent Registered Public Accounting Firm

Report of Ernst & Young LLP

Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Rush Enterprises, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Rush Enterprises, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Rush Enterprises, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Rush Enterprises, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria.  Also, in our opinion, Rush Enterprises, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2006 and 2005 and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006 of Rush Enterprises, Inc. and subsidiaries and our report dated March 12, 2007 expressed an unqualified opinion thereon.

San Antonio, Texas
March 12, 2007

Item 9B.  Other Information

None.

PART III

Item 10.  Directors and Executive Officers of the Registrant

The information called for by Item 10 of Form 10-K is incorporated herein by reference to such information included in the Company’s Proxy Statement for the 2007 Annual Meeting of Shareholders.

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

Item 11.  Executive Compensation

The information called for by Item 11 of Form 10-K is incorporated herein by reference to such information included in the Company’s Proxy Statement for the 2007 Annual Meeting of Shareholders.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information called for by Item 12 of Form 10-K, other than the equity compensation plan information set forth below, is incorporated herein by reference to such information included in the Company’s Proxy Statement for the 2007 Annual Meeting of Shareholders.

Equity Compensation Plan Information

Class A Common Stock:

Number of securities remaining
	Number of securities to be		available for issuance under equity
	issued upon exercise of	Weighted-average exercise	compensation plans as of
	outstanding options as of	price of outstanding options	December 31, 2006 (excluding
	December 31, 2006	as of December 31, 2006	securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,376,724	$12.43	1,570,994
Equity compensation plans not approved by security holders (1)	—	—	—
Total	1,376,724	$12.43	1,570,994

(1)             Includes one time options granted to certain employees and directors outside any Company plan.

Class B Common Stock:

			Number of securities remaining
	Number of securities to be		available for issuance under
	issued upon exercise of	Weighted-average exercise	equity compensation plans as of
	outstanding options as of	price of outstanding options	December 31, 2006 (excluding
	December 31, 2006	as of December 31, 2006	securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approvedby security holders	245,521	$4.87	361,594
Equity compensation plans not approved by security holders (1)	20,000	2.06	—
Total	265,521	$4.66	361,594

(1)             Includes one time options granted to certain employees and directors outside any Company plan.

Item 13.  Certain Relationships and Related Transactions

The information called for by Item 13 of Form 10-K is incorporated herein by reference to such information included in the Company’s Proxy Statement for the 2007 Annual Meeting of Shareholders.

Item 14.  Principal Accountant Fees and Services

The information called for by Item 14 of Form 10-K is incorporated herein by reference to such information included in the Company’s Proxy Statement for the 2007 Annual Meeting of Shareholders.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

Included in Item 8 of Part II of this annual report on Form 10-K are the following: Report of Independent Registered Public Accounting Firm; Consolidated Balance Sheets as of December 31, 2005 and 2006; Consolidated Statements of Operations for the years ended December 31, 2004, 2005 and 2006; Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2004, 2005 and 2006; Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2005 and 2006; and Notes to Consolidated Financial Statements.

(a)(2) Financial Statement Schedules

These schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

(a)(3) Exhibits

Index to Exhibits:

Exhibit No.	Identification of Exhibit

2.1

Asset Purchase Agreement between Rush Enterprises, Inc. and certain of its subsidiaries, American Truck Source, Inc. and certain of its subsidiaries, John D. Moore, Jesse T. Kirk and Milo Kirk (incorporated by reference herein from Exhibit 2.1 the Company’s Current Report on Form 8-K (File No. 000-20797) dated September 16, 2004)

2.2

First Amendment to the Asset Purchase Agreement between Rush Enterprises, Inc. and certain of its subsidiaries, American Truck Source, Inc. and certain of its subsidiaries, John D. Moore, Jesse T. Kirk and Milo Kirk (incorporated by reference herein from Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 000-20797) dated November 9, 2004)

2.3

Second Amendment to the Asset Purchase Agreement between Rush Enterprises, Inc. and certain of its subsidiaries, American Truck Source, Inc. and certain of its subsidiaries, John D. Moore, Jesse T. Kirk and Milo Kirk (incorporated by reference herein from Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 000-20797) dated December 3, 2004)

3.1

Restated Articles of Incorporation of the Registrant (incorporated herein by reference to Exhibit 3.1 of the Company’s Annual Report on Form 10-K (File No. 000-20797) for the year ended December 31, 2004)

3.2	Amended and Restated Bylaws of the Registrant (incorporated herein by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K (File No. 000-20797) dated May 16, 2006)

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

10.21

Amendment to Continuing Guaranty, dated March 6, 2006, by and between General Electric Capital Corporation and Rush Enterprises, Inc. (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 0-20797) filed April 28, 2006).

10.22

Amended and Restated Amendment to Dealer Sales and Service Agreements, dated June 15, 2006, by and among Peterbilt Motors Company, a division of PACCAR, Inc., Rush Enterprises, Inc. and the subsidiaries of Rush Enterprises, Inc. set forth therein (incorporated herein by reference to Exhibit 10.2 of the Company’s Form 8-K (File No. 000-20797) filed June 16, 2006).

10.23

Second Amendment to Addendum to Wholesale Security Agreement, dated January 22, 2007, by and between General Electric Capital Corporation and Rush Enterprises, Inc. (incorporated herein by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K (File No. 0-20797) filed January 23, 2007).

10.24

Form of Rush Enterprises, Inc. 2006 Non-Employee Director Stock Option Agreement (incorporated herein by reference to Exhibit 4.4 of the Company’s Registration Statement No. 333-138556 on Form S-8 filed November 9, 2006)

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

RUSH ENTERPRISES, INC.

By:	/s/ W. M.”RUSTY” RUSH	Date: March 15, 2007
W. M. “Rusty” Rush
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated:

Signature	Capacity	Date

/s/ W. MARVIN RUSH	Chairman of the Board and Director	March 15, 2007
W. Marvin Rush

/s/ W. M. “RUSTY” RUSH	President and Chief Executive Officer,	March 15, 2007
W. M. “Rusty” Rush	Director (Principal Executive Officer)

/s/ MARTIN A. NAEGELIN, JR.	Senior Vice President and	March 15, 2007
Martin A. Naegelin, Jr.	Chief Financial Officer
(Principal Financial Accounting Officer)

/s/ THOMAS A. AKIN	Director	March 15, 2007
Thomas A. Akin

/s/ RONALD J. KRAUSE	Director	March 15, 2007
Ronald J. Krause

/s/ HAROLD D. MARSHALL	Director	March 15, 2007
Harold D. Marshall

/s/ JOHN D. ROCK	Director	March 15, 2007
John D. Rock