Form 10-Q
period 2007-03-31
RUSH ENTERPRISES INC \TX\
filed 2007-05-10
CIK 1012019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Yes ☐          No  ☒

Indicated below is the number of shares outstanding of each of the issuer’s classes of common stock, as of May 2, 2007.

Number of
Shares
Title of Class	Outstanding
Class A Common Stock, $.01 Par Value	17,254,855
Class B Common Stock, $.01 Par Value	8,122,615

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

MARCH 31, 2007 AND DECEMBER 31, 2006

(In Thousands, Except Shares)

	March 31,	December 31,
	2007	2006
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$162,096	$161,558
Accounts receivable, net	58,595	74,441
Inventories	486,691	484,696
Prepaid expenses and other	2,548	2,128
Deferred income taxes, net	8,069	7,496
Total current assets	717,999	730,319
Property and equipment, net	288,370	278,690
Goodwill, net	119,905	117,071
Other assets, net	2,223	2,330

Total assets	$1,128,497	$1,128,410

Liabilities and shareholders’ equity
Current liabilities:
Floor plan notes payable	$435,332	$446,354
Current maturities of long-term debt	26,986	25,999
Current maturities of capital lease obligations	3,211	2,933
Trade accounts payable	31,090	37,449
Accrued expenses	57,730	61,287
Total current liabilities	554,349	574,022

Long-term debt, net of current maturities	169,711	166,125
Capital lease obligations, net of current maturities	14,291	14,799
Deferred income taxes, net	35,439	33,856

Shareholders’ equity:
Preferred stock, par value $.01 per share; 1,000,000 shares authorized; 0 shares outstanding in 2007 and 2006	—	—
Common stock, par value $.01 per share; 40,000,000 class A shares and 10,000,000 class B shares authorized; 17,142,980 class A shares and 8,092,358 class B shares outstanding in 2007; 17,069,494 class A shares and 8,072,226 class B shares outstanding in 2006	252	251
Additional paid-in capital	171,875	169,801
Retained earnings	182,580	169,556
Total shareholders’ equity	354,707	339,608

Total liabilities and shareholders’ equity	$1,128,497	$1,128,410

The accompanying notes are an integral part of these consolidated financial statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended March 31,
	2007	2006

Revenues:
New and used truck sales	$377,636	$363,347
Parts and service	117,296	104,867
Construction equipment sales	16,734	14,434
Lease and rental	12,065	9,380
Finance and insurance	5,504	4,065
Other	2,023	1,792

Total revenue	531,258	497,885

Cost of products sold:
New and used truck sales	347,892	334,172
Parts and service	68,423	62,279
Construction equipment sales	14,996	12,698
Lease and rental	10,451	7,136

Total cost of products sold	441,762	416,285

Gross profit	89,496	81,600

Selling, general and administrative	60,448	56,656

Depreciation and amortization	3,602	2,908

Operating income	25,446	22,036

Interest expense, net	4,528	3,546

Gain on sale of assets	88	33

Income before taxes	21,006	18,523

Provision for income taxes	7,982	6,946

Net income	$13,024	$11,577

Earnings per share:
Earnings per common share – Basic	$.52	$.47
Earnings per common share – Diluted	$.51	$.46

Weighted average shares outstanding:
Basic	25,177	24,707
Diluted	25,347	25,050

The accompanying notes are an integral part of these consolidated financial statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$13,024	$11,577
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	8,693	6,018
(Gain) on sale of property and equipment	(189)	(130)
Stock-based compensation expense related to employee stock options and employee stock purchases	1,063	964
Provision for deferred income tax expense	1,010	500
Excess tax benefits from stock-based compensation	(387)	—
Change in accounts receivable, net	15,874	9,754
Change in inventories	5,737	(6,348)
Change in prepaid expenses and other, net	(420)	189
Change in trade accounts payable	(6,359)	3,425
Change in accrued expenses	(3,181)	1,428

Net cash provided by operating activities	34,865	27,377

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(18,612)	(9,284)
Proceeds from the sale of property and equipment	836	1,477
Business acquisitions	(6,968)	(21,986)
Change in other assets	75	(268)

Net cash used in investing activities	(24,669)	(30,061)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	11,633	14,490
Principal payments on long-term debt	(8,560)	(15,728)
Principal payments on capital lease obligations	(2,721)	(543)
Draws (payments) on lines of credit, net	—	134
Payments on floor plan notes payable, net	(11,022)	(8,600)
Issuance of shares relating to employee stock options and employee stock purchases	625	562
Excess tax benefits from stock-based compensation	387	607
Debt issuance costs	—	(2)

Net cash used in financing activities	(9,658)	(9,080)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	538	(11,764)

CASH AND CASH EQUIVALENTS, beginning of period	161,558	133,069

CASH AND CASH EQUIVALENTS, end of period	$162,096	$121,305

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for-
Interest	$6,160	$4,990
Income taxes	$191	$751

The accompanying notes are an integral part of these consolidated financial statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1 – Principles of Consolidation and Basis of Presentation

The interim consolidated financial statements included herein have been prepared by Rush Enterprises, Inc. and its subsidiaries (collectively referred to as the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  All adjustments have been made to the accompanying interim consolidated financial statements, which, in the opinion of the Company’s management, are necessary for a fair presentation of the Company’s operating results.  All adjustments are of a normal recurring nature.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  It is recommended that these interim consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.  Results of operations for interim periods are not necessarily indicative of results that may be expected for any other interim periods or the full fiscal year.

2 – Goodwill and Other Intangible Assets

The Company is required to perform an annual impairment review of goodwill.  The Company performs its annual review during the fourth quarter of each year and, therefore, did not record an impairment charge related to goodwill during the first quarter of 2007.  Management is not aware of any impairment charge that may be required; however, a change in economic conditions, if one occurs, could result in an impairment charge in the future.

3 – Commitments and Contingencies

The Company is contingently liable to finance companies for certain notes initiated on behalf of such finance companies related to the sale of trucks and construction equipment.  The majority of finance contracts are sold without recourse against the Company. A majority of the Company’s liability related to finance contracts sold with recourse is generally limited to 5% to 20% of the outstanding amount of each note initiated on behalf of the finance company. However, the Company has a finance program that accepts 100% liability, with some restrictions, for the outstanding amount of each note initiated on behalf of the finance company.  In order for a contract to be accepted into this finance program, a customer must meet strict credit requirements or maintain a significant equity position in the truck being financed; consequently, less than 1% of the Company’s portfolio balance related to finance contracts sold by the Company are under this 100% liability finance program and the Company does not expect to finance a significant percentage of its truck sales under this 100% liability finance program in the future. The Company provides for an allowance for repossession losses and early repayment penalties that it may be liable for under finance contracts sold without recourse.

As part of the acquisition of certain assets of American Truck Source, Inc. (“ATS”), the Company assumed contingent liabilities to finance companies for notes that ATS initiated on behalf of such finance companies related to the sale of trucks.  ATS’s portfolio to which the contingent liability relates is made up of contracts sold with and without recourse, and the Company expects a majority of the portfolio to be liquidated by January 1, 2008.  The Company has provided a specific allowance for repossession losses and early repayment penalties related to ATS’s portfolio.

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

4 – Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended
	March 31, 2007	March 31, 2006
Numerator:
Numerator for basic and diluted earnings per share, net income available to common shareholders	$13,024,000	$11,577,000

Denominator:
Denominator for basic earnings per share, adjusted weighted average shares outstanding	25,177,266	24,706,534
Effect of dilutive securities:
Employee and Director stock options	169,373	343,351
Denominator for diluted earnings per share, adjusted weighted average shares and assumed conversions	25,346,639	25,049,885

Basic earnings per common share	$.52	$.47

Diluted earnings per common share and common share equivalents	$.51	$.46

5 – Stock Options

Valuation and Expense Information under SFAS 123(R)

On January 1, 2006, the Company adopted SFAS 123(R), which requires the measurement and recognition of compensation expense for all share-based payment awards made to the Company’s employees and directors including employee stock options and employee stock purchases related to the Employee Stock Purchase Plan based on estimated fair values.  The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006.  Upon adoption of SFAS 123(R), the Company continues to use the Black-Scholes option-pricing model which was previously used for the Company’s pro forma information required under SFAS 123.  Stock-based compensation expense, included in selling, general and administrative expense, related to employee stock options and employee stock purchases under SFAS 123(R) for the three months ended March 31, 2007 was $1,063,000 and for the three months ended March 31, 2006 was $964,000.  As of March 31, 2007, there was $4.9 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Rush Enterprises, Inc. Long-Term Incentive Plan to be recognized over a weighted-average period of 3.9 years.

6 – Acquisitions

In March 2007, the Company purchased certain assets of Allen-Jensen, Inc., which consisted of a GMC and Isuzu truck dealership in Waco, Texas.  The Company is operating the facility as a full-service Rush Truck Center offering Peterbilt heavy-duty and medium-duty trucks as well as medium-duty trucks manufactured by GMC and Isuzu, and parts and service.  The transaction was valued at approximately $6.3 million, with the purchase price paid in cash.

The Allen-Jensen, Inc. acquisition was accounted for as a purchase; operations of the business acquired are included in the accompanying consolidated financial statements from the date of the acquisition.  Pro forma information is not included because Allen-Jensen, Inc.’s results of operations would not have a material effect on the Company’s financial statements.  The purchase price was allocated based on the fair values of the assets at the date of acquisition as follows (in thousands):

Inventories	$5,570
Property and equipment	47
Accounts receivable	28
Accrued expenses	(11)
Goodwill	669

Total	$6,303

All of the goodwill acquired in the Allen-Jensen, Inc. acquisition will be amortized over 15 years for tax purposes.

In March 2007, the Company purchased certain assets of Advanced Transportation Insurance Services, Inc., an insurance agency headquartered in Laguna Niguel, California.  In connection with this acquisition, the Company also purchased the stock of Advance Premium Finance, Inc., a premium finance company associated with Advanced Transportation Insurance Services, Inc.  The total transaction was valued at approximately $2.1 million, with the purchase price financed with cash of $0.6 million and notes payable of $1.5 million.  All of the purchase price was allocated to goodwill and $1.6 million of the goodwill will be amortized over 15 years for tax purposes.

7 – Segment Information

The Company currently has two reportable business segments: the Truck Segment and the Construction Equipment Segment. The Truck Segment operates a network of Rush Truck Centers that provides an integrated one-stop source for the trucking needs of its customers, including retail sales of new and used medium-duty and heavy-duty trucks; aftermarket parts, service and body shop facilities; and a wide array of financial services, including the financing of new and used truck purchases, insurance products and truck leasing and rentals. The Construction Equipment Segment operates a full-service John Deere construction equipment dealership that serves the Houston, Texas metropolitan area. Construction Equipment Segment operations include the retail sale of new and used construction equipment, aftermarket parts and service facilities, and the financing of new and used construction equipment.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies in the annual report. The Company evaluates performance based on income before income taxes not including extraordinary items.

The Company accounts for intersegment sales and transfers as if the sales or transfers were to third parties; that is, at current market prices. There were no material intersegment sales during the quarters ended March 31, 2007 and 2006.

The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately because each business unit requires different technology and marketing strategies. Business units were maintained through expansion and acquisitions.  The following table contains summarized information about reportable segment profit or loss and segment assets for the periods ended March 31, 2007 and 2006 (in thousands):

	Truck Segment	Construction Equipment Segment	All Other	Totals

Three months ended March 31, 2007

Revenues from external customers	$505,259	$21,469	$4,530	$531,258
Segment income (loss) before taxes	19,549	1,523	(66)	21,006
Segment assets	1,078,972	25,581	23,944	1,128,497

Three months ended March 31, 2006

Revenues from external customers	$474,521	$18,939	$4,425	$497,885
Segment income (loss) before taxes	17,301	1,588	(366)	18,523
Segment assets	812,636	21,684	15,301	849,621

Revenues from segments below the quantitative thresholds requiring them to be reported separately are attributable to three operating segments of the Company. These segments include a tire company, an insurance agency, and a hunting lease operation. None of these segments has ever met any of the quantitative thresholds that would require them to be reported separately.

8 – Income Taxes

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes how a company should recognize, measure, present and disclose uncertain tax positions that the company has taken or expects to take in its income tax returns.  FIN 48 requires that only income tax benefits meeting the “more likely than not” recognition threshold be recognized or continue to be recognized on its effective date.  As required, the Company has adopted the provisions of FIN 48 effective January 1, 2007.

As of January 1, 2007 and March 31, 2007, the Company included accruals for unrecognized income tax benefits totaling $1.4 million as a component of accrued liabilities.  The unrecognized tax benefits of $1.4 million, if recognized, would impact the Company’s effective tax rate.  The interest expense liability related to unrecognized tax benefits on January 1, 2007 was not material.  No amounts were accrued for penalties.

The Company does not anticipate a significant change in the amount of unrecognized tax benefits in the next 12 months.  As of the adoption date of FIN 48, the tax years ended December 31, 2002 through 2006 remained subject to examination by tax authorities.

9 – Recent Accounting Pronouncements

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

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements contained in this Form 10-Q (or otherwise made by the Company or on the Company’s behalf from time to time in other reports, filings with the SEC, news releases, conferences, website postings or otherwise) that are not statements of historical fact constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended (the “Exchange Act”), notwithstanding that such statements are not specifically identified. Forward-looking statements include statements about the Company’s financial position, business strategy and plans and objectives of management of the Company for future operations.  These forward-looking statements reflect the best judgments of the Company about the future events and trends based on the beliefs of the Company’s management as well as assumptions made by and information currently available to the Company’s management.  Use of the words “may,” “should,” “continue,” “plan,” “potential,” “anticipate,” “believe,” “estimate,” “expect” and “intend” and words or phrases of similar import, as they relate to the Company or its subsidiaries or Company management, are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.  Forward-looking statements reflect the current view of the Company with respect to future events and are subject to risks and uncertainties that could cause actual results to differ materially from those in such statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, those set forth under Item 1A—Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006  as well as future growth rates and margins for certain of our products and services, future demand for our products and services, competitive factors, general economic conditions, cyclicality, economic conditions in the new and used truck and equipment markets, customer relations, relationships with vendors, the interest rate environment, governmental regulation and supervision, seasonality, distribution networks, product introductions and acceptance, technological change, changes in industry practices, onetime events and other factors described herein and in the Company’s other reports filed with the SEC (collectively, “Cautionary Statements”). Although the Company believes that its expectations are reasonable, it can give no assurance that such expectations will prove to be correct. Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described in any forward-looking statements. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the applicable Cautionary Statements. The Company does not intend to update these forward-looking statements.

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

The Company’s Rush Truck Centers are principally located in high traffic areas throughout the southern United States. Since commencing operations as a Peterbilt heavy-duty truck dealer in 1966, the Company has grown to operate more than 45 Rush Truck Centers in Alabama, Arizona, California, Colorado, Florida, Georgia, New Mexico, Oklahoma, Tennessee and Texas.

In March 2007, the Company purchased certain assets of Allen-Jensen, Inc., which consisted of a GMC and Isuzu truck dealership in Waco, Texas.  The Company is operating the facility as a full-service Rush Truck Center offering Peterbilt heavy-duty and medium-duty trucks as well as medium-duty trucks manufactured by GMC and Isuzu, and parts and service.  The transaction was valued at approximately $6.3 million, with the purchase price paid in cash.  See Note 6—Acquisitions of the Notes to the Consolidated Financial Statements for a detailed discussion of the allocation of the purchase price of certain assets of Allen-Jensen, Inc.

In March 2007, the Company purchased certain assets of Advanced Transportation Insurance Services, Inc., an insurance agency headquartered in Laguna Niguel, California.  In connection with this acquisition, the Company also purchased the stock of Advance Premium Finance, Inc., a premium finance company associated with Advanced Transportation Insurance Services, Inc.  The total transaction was valued at approximately $2.1 million, with the purchase price financed with cash of $0.6 million and notes payable of $1.5 million.

Our business strategy consists of providing our customers with competitively priced products supported with timely and reliable service through our integrated dealer network. We intend to continue to implement our business strategy, reinforce customer loyalty and remain a market leader by continuing to develop our Rush Truck Centers and Rush Equipment Center as we extend our geographic focus through strategic acquisitions of new locations and expansions of our existing facilities and product lines.

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

Goodwill

The Company applies the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), in accounting for goodwill.  SFAS 142 requires that goodwill and other intangible assets that have indefinite useful lives may not be amortized, but instead must be tested at least annually for impairment, and intangible assets that have finite useful lives should continue to be amortized over their useful lives.  SFAS 142 also provides specific guidance for testing goodwill and other non-amortized intangible assets for impairment.  SFAS 142 requires management to make certain estimates and assumptions in order to allocate goodwill to reporting units and to determine the fair value of a reporting unit’s net assets and liabilities, including, among other things, an assessment of market condition, projected cash flows, interest rates and growth rates, which could significantly impact the reported value of goodwill and other intangible assets.  SFAS 142 requires, in lieu of amortization, an annual impairment review of goodwill.  The Company performs its annual review during the fourth quarter of each year and, therefore, did not record an impairment charge related to goodwill during the first quarter of 2007.  Management is not aware of any impairment charge that may be required; however, a change in economic conditions, if one occurs, could result in an impairment charge in the future.

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

Finance and Insurance Revenue Recognition

Finance income related to the sale of a unit is recognized when the finance contract is sold to a finance company.  During 2007 and 2006, finance contracts were not retained by the Company for any significant length of time because finance contracts are generally sold to finance companies concurrent with the sale of the related unit. The majority of finance contracts are sold without recourse against the Company. The Company’s liability related to finance contracts sold with recourse is generally limited to 5% to 20% of the outstanding amount of each note initiated on behalf of the finance company. The Company has instituted a finance program that accepts 100% liability, with some restrictions, for the outstanding amount of each note initiated on behalf of the finance company.  In order for a contract to be accepted into this finance program, a customer must meet strict credit requirements or maintain a significant equity position in the truck being financed; consequently, less than 1% of the Company’s portfolio balance related to finance contracts sold by the Company are under this 100% liability finance program and the Company does not expect to finance a significant percentage of its truck sales under this 100% liability finance program in the future. The Company provides for an allowance for repossession losses and early repayment penalties that it may be liable for under finance contracts sold without recourse.

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

Effective January 1, 2007 the Company adopted FIN 48.  This interpretation clarified the accounting for uncertainty in income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return.  FIN 48 prescribes how a company should recognize, measure, present and disclose uncertain tax positions that the company has taken or expects to take in its income tax returns.  FIN 48 requires that only income tax benefits that meet the “more likely than not” recognition threshold be recognized or continue to be recognized on its effective date.  The Company’s income tax expense includes the impact of reserve provisions and changes to reserves that it considers appropriate, as well as related interest.  Unfavorable settlement of any particular issue would require use of the Company’s cash and a charge to income tax expense.  Favorable resolution would be recognized as a reduction to income tax expense at the time of resolution.

Stock-Based Compensation Expense

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including grants of employee stock options and employee stock purchases under the Employee Stock Purchase Plan based on estimated fair values. SFAS 123(R) supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) for periods beginning in 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R).

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006.  SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Consolidated Statement of Income. Prior to the adoption of SFAS 123(R), the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”).  Upon adoption of SFAS 123(R), the Company continues to use the Black-Scholes option-pricing model which was previously used for the Company’s pro forma information required under SFAS 123.

Results of Operations

The following discussion and analysis includes the Company’s historical results of operations for the three months ended March 31, 2007 and 2006.

The following table sets forth for the periods indicated certain financial data as a percentage of total revenues:

	Three Months Ended March 31,
	2007	2006

New and used truck sales	71.1%	73.0%
Parts and service	22.1	21.0
Construction equipment sales	3.1	2.9
Lease and rental	2.3	1.9
Finance and insurance	1.0	0.8
Other	0.4	0.4
Total revenues	100.0	100.0
Cost of products sold	83.2	83.6
Gross profit	16.8	16.4
Selling, general and administrative	11.4	11.4
Depreciation and amortization	0.6	0.6
Operating income	4.8	4.4
Interest expense, net	0.8	0.7
Gain on sale of assets	0.0	0.0
Income before income taxes	4.0	3.7
Provision for income taxes	1.5	1.4
Net income	2.5%	2.3%

The following table sets forth the unit sales and revenue for new heavy-duty, new medium-duty and used trucks and the absorption rate for the periods indicated (revenue in thousands):

			% Change
	Three Months Ended		2007
	March 31,		vs
	2007	2006	2006
Truck unit sales:
New heavy-duty trucks	2,030	2,299	(11.7)%
New medium-duty trucks	1,439	891	61.5%
Total new truck unit sales	3,469	3,190	8.7%

Used truck unit sales	1,077	1,058	1.8%

Truck revenue:
New heavy-duty trucks	$240.2	$261.7	(8.2)%
New medium-duty trucks	76.4	49.0	55.9%
Total new truck revenue	$316.6	$310.7	1.9%

Used truck revenue	$53.7	$48.2	11.4%

Absorption rate:	101.7%	100.9%	0.8%

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

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

New standards governing diesel engine emissions went into effect on January 1, 2007.  We expect the new diesel engine emissions standards to cause Class 8 truck deliveries to decrease significantly in the remainder of 2007 compared to the second, third and fourth quarters of 2006 as the market slowly transitions to the new engines and depletes the supply of heavy-duty trucks with diesel engines built before January 1, 2007. We anticipate Class 8 truck orders will begin to rebound in the fourth quarter of 2007, but this will depend largely upon general economic conditions and the cost and reliability of the new diesel engines.  We expect strong Class 8 markets in 2008 and 2009 as customers purchase Class 8 trucks in advance of even more stringent diesel engine emissions standards scheduled to go into effect in 2010.

Although first quarter Class 8 truck sales were down compared to the prior year, this decrease was more than offset by a 61% increase in our medium-duty truck deliveries.  We have added medium-duty franchises across our dealer network in recent years. Although industry experts expect medium-duty truck sales to decrease approximately 15% in 2007, we expect to increase our medium-duty truck sales in 2007 as our recently added franchises continue to mature.  Additionally, our absorption rate during the first quarter increased from 100.9% in 2006 to 101.7% in 2007 and our same store absorption rate reached 102.4%.  This increase in our absorption rate illustrates our commitment to implement necessary expense reductions while continuing to provide the highest levels of customer service.

While our visibility into the remainder of 2007 is limited, we believe our inventory of trucks with engines manufactured prior to January 1, 2007, continued growth in medium-duty truck sales, and focus on maintaining to slightly improving our absorption rate will continue to help us the soften the earnings impact that will result from the expected market slowdown in 2007.  We remain alert for opportunities to deploy capital when an attractively priced investment opportunity presents itself and continue to evaluate such opportunities.

Revenues

Revenues increased $33.4 million, or 6.7%, in the first quarter of 2007 compared to the first quarter of 2006.  Sales of new and used trucks increased $14.3 million, or 3.9%, in the first quarter of 2007 compared to the first quarter of 2006.  This increase in new and used truck revenue is primarily due to increased sales of medium-duty trucks.  The increase in medium-duty sales is attributable to our acquisitions of medium-duty franchises in 2005 and 2006.

Unit sales of new Class 8 trucks decreased 11.7% in the first quarter of 2007 compared to the first quarter of 2006.  The Class 8 truck sales market in the U.S decreased 17% in the first quarter of 2007 compared to the first quarter of 2006 as estimated by A.C.T. Research Co., LLC (“A.C.T. Research”), a heavy-duty truck industry data and forecasting services provider.  In 2006, the Company retained a 4.1% share of the Class 8 truck sales market in the U.S.  The Company expects its share to range between 4.0% and 5.0% of the U.S. Class 8 truck sales market in 2007, which would result in the sale of approximately 7,200 to 8,000 Class 8 trucks based on A.C.T. Research’s current 2007 retail sales estimates of 166,000 units.

Unit sales of new medium-duty trucks increased 61.5% in the first quarter of 2007 compared to the first quarter of 2006.  The Company continues to improve its medium-duty truck sales by adding experienced medium-duty sales personnel, introducing new medium-duty franchises at some of the Company’s Rush Truck Centers and through acquisitions.  Overall, new medium-duty truck sales revenue increased approximately $27.4 million, or 55.9%, in the first quarter of 2007 compared to the first quarter of 2006.  A.C.T. Research currently expects a 15% decline in United States retail sales of Class 4, 5, 6, and 7 medium-duty trucks, however, the Company expects to increase same store medium-duty sales and market share in 2007 compared to 2006.  In 2006, the Company achieved a 1.7% share of the Class 4 through 7 truck sales market in the U.S.  The Company expects its share to be approximately 2.5% of the U.S. Class 4 through 7 truck sales market in 2007, which would result in the sale of approximately 6,000 Class 4 through 7 trucks based on A.C.T. Research’s current 2007 retail sales estimates of 236,000 units.

Unit sales of used trucks increased 1.8% in the first quarter of 2007 compared to the first quarter of 2006.  Used truck average revenue per unit increased by approximately 9.5%.  Historically, used truck demand is consistent with new truck demand.  In 2007, the Company expects used truck sales to be largely dependent upon our ability to acquire quality used trucks and maintain and adequate used truck inventory.  The Company expects to sell approximately 4,000 used trucks in 2007 compared to 4,005 in 2006.

Parts and service sales increased $12.4 million, or 11.9%, in the first quarter of 2007 compared to the first quarter of 2006.  The parts and service sales increase was consistent with management’s expectations, which take into account general economic conditions, successful business development, acquisitions and price increases for parts and labor.  The Company expects parts and service sales to increase 12% to 15% during 2007 compared to 2006.

Sales of new and used construction equipment increased $2.3 million, or 15.9%, in the first quarter of 2007 compared to the first quarter of 2006.  The Company is continuing to make a concerted effort to increase its market share in the Houston area.  John Deere’s market share in the Houston area construction equipment market decreased to 22.1% in the first quarter of 2007 from 22.9% in the first quarter of 2006.  The decrease in John Deere’s market share is primarily due to the decrease in direct manufacturer sales in the Houston area in the first quarter of 2007 compared to the first quarter of 2006.  The Company believes it can increase John Deere’s market share in the Houston area to approximately 23.0% in 2007.

Truck lease and rental revenues increased $2.7 million, or 28.6%, in the first quarter of 2007 compared to the first quarter of 2006.  This increase in lease and rental revenue is primarily related to the increased number of units in the lease and rental fleet in the first quarter of 2007 compared to the first quarter of 2006.  The Company expects lease and rental revenue to increase 13% to 18% during the remainder of 2007 compared to 2006 because of additions to the Company’s lease and rental fleet made in the second half of 2006.

Finance and insurance revenues increased $1.4 million, or 35.4%, in the first quarter of 2007 compared to the first quarter of 2006.  The Company expects finance income from new Class 8 truck sales to decrease during 2007 compared to 2006 because of the expected decline in new Class 8 truck sales.  The decrease in finance income will be mitigated by increases in medium-duty truck sales and insurance revenue due to product expansion and recent acquisitions.  The Company expects overall finance revenue to decrease approximately 10% in 2007 compared to 2006.  Finance and insurance revenues have limited direct costs and, therefore, contribute a disproportionate share of the Company’s operating profits.

Other income increased $0.2 million, or 12.9%, in the first quarter of 2007 compared to the first quarter of 2006.  Other income consists primarily of document fees on truck sales, the gain on sale realized on trucks from the lease and rental fleet, and commissions earned from John Deere for direct manufacturer sales into our area of responsibility.

Gross Profit

Gross profit increased $7.9 million, or 9.7%, in the first quarter of 2007 compared to the first quarter of 2006.  Gross profit as a percentage of sales increased to 16.8% in the first quarter of 2007 from 16.4% in the first quarter of 2006.  This increase is primarily a result of a change in our product sales mix.  Truck sales, a lower margin revenue item, decreased as a percentage of total revenue to 71.1% in the first quarter of 2007 from 73.0% in the first quarter of 2006.  Parts and service revenue, a higher margin revenue item, increased as a percentage of total revenue to 22.1% in the first quarter of 2007 from 21.1% in the first quarter of 2006.

Gross margins on Class 8 truck sales increased to 8.5% in the first quarter of 2007 from 8.4% in the first quarter of 2006.  For the remainder of 2007, the Company expects overall gross margins from Class 8 truck sales of approximately 6.5% to 7.5% depending upon demand for trucks with engines built subsequent to December 31, 2007.

Gross margins on medium-duty truck sales decreased to 5.1% in the first quarter of 2007 from 6.3% in the first quarter of 2006.  For the remainder of 2007, the Company expects overall gross margins from medium-duty truck sales of approximately 4.5% to 7.0%.  The Company’s 2007 gross margins on medium-duty trucks could vary significantly depending upon the mix of fleet and non-fleet purchasers and types of medium-duty trucks sold.

Gross margins on used truck sales increased to 9.4% in the first quarter of 2007 from 8.3% in the first quarter of 2006.   The challenge for the Company’s used truck business is procuring a sufficient quantity of quality used trucks for resale at acceptable prices.  The Company believes it will be able to continue to achieve margins of approximately 8.5% to 9.5% during 2007.

Gross margins from the Company’s parts, service and body shop operations increased to 41.8% in the first quarter of 2007 from 40.6% in the first quarter of 2006.  Gross profit for the parts, service and body shop departments increased to $48.9 million in the first quarter of 2007 from $42.6 million in the first quarter of 2006.  The increase in gross profit is primarily attributable to new store acquisitions.  The Company expects to maintain gross margins on parts, service and body shop operations of approximately 40.0% to 42.0% during 2007.

Gross margins on new and used construction equipment sales decreased to 10.4% in the first quarter of 2007 from 12.0% in the first quarter of 2006.  This decrease in gross margins is attributable to the Company’s efforts to increase its market share in the Houston area, which has required the Company to sell construction equipment at lower margins.  The Company expects 2007 gross margins to remain in a range of 10.0% to 12.0% depending on the mix of products sold.

Gross margins from truck lease and rental sales decreased to 13.4% in the first quarter of 2007 from approximately 23.9% in the first quarter of 2006.  The Company expects gross margins from lease and rental sales to decline to approximately 15.0% to 18.0% in 2007.  The decrease in the gross margin from lease and rental sales is primarily due to the decline in the utilization of the rental fleet, which was a result of the recent additions to our rental fleet.   We expect gross margins to gradually increase as our utilization rate increases throughout the remainder of 2007.  The Company’s policy is to depreciate its lease and rental fleet using a straight line method over the customer’s contractual lease term.  The lease unit is depreciated to a residual value that approximates fair value at the expiration of the lease term.  This policy results in the Company realizing reasonable gross margins while the unit is in service and a corresponding gain or loss on sale when the unit is sold at the end of the lease term.

Finance and insurance revenues and other income, as described above, has limited direct costs and, therefore, contributes a disproportionate share of gross profit.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses increased $3.8 million, or 6.7%, in the first quarter of 2007 compared to the first quarter of 2006.  SG&A expenses as a percentage of sales was 11.4% in the first quarter of 2007 and the first quarter of 2006.  SG&A expenses as a percentage of revenue have historically ranged from 10.0% to 16.0%; however, when new and used truck revenue is high, SG&A expenses as a percentage of revenue are typically at the lower end of this range.  In 2007, the Company expects the selling portion of SG&A expenses to be approximately 30% to 33% of new and used truck gross profit.  The general and administrative portion of SG&A will increase approximately 5% to 10% in 2007 due to the effect of inflation and acquisitions made in 2006 and early 2007.

Interest Expense, Net

Net interest expense increased $1.0 million, or 27.7%, in the first quarter of 2007 compared to the first quarter of 2006.  This increase is primarily due to the increase in floor plan notes payable.  To take advantage of increased demand for trucks with diesel engines manufactured prior to January 1, 2007, the Company has maintained higher levels of truck inventory in the first quarter of 2007 than it has traditionally maintained, which increases the Company’s floor plan notes payable.  The Company expects net interest expense in 2007 to increase approximate 10.0% compared to 2006.

Income before Income Taxes

Income before income taxes increased $2.5 million, or 13.4%, in the first quarter of 2007 compared to the first quarter of 2006.  However, the Company believes that income in 2007 will decrease compared to 2006 because of the expected significant decrease in heavy-duty truck sales during the remainder of 2007 relative to 2006.

Provision for Income Taxes

Income taxes increased $1.0 million, or 14.9%, in the first quarter of 2007 compared to the first quarter of 2006.  The Company provided for taxes at an effective rate of 37.5% in the first quarter of 2006 and 38.0% in the first quarter of 2007.

Liquidity and Capital Resources

The Company’s short-term cash requirements are primarily for working capital, inventory financing, the improvement and expansion of existing facilities, and the construction of new facilities.  Historically, these cash requirements have been met through the retention of profits and borrowings under our floor plan arrangements. As of March 31, 2007, the Company had working capital of approximately $163.7 million, including $162.1 million in cash available to fund our operations.

The Company may request working capital advances in the minimum amount of $100,000 from GE Capital, its primary truck lender.  However, such working capital advances may not cause the total indebtedness owed GE Capital to exceed an amount equal to the wholesale advances made against the then current inventory less any payment reductions then due.  There were no working capital advances outstanding under this agreement at March 31, 2007.

The Company has a secured line of credit that provides for a maximum borrowing of $8.0 million.  There were no advances outstanding under this secured line of credit at March 31, 2007, however, $6.3 million was pledged to secure various letters of credit related to self-insurance products, leaving $1.7 million available for future borrowings as of March 31, 2007.

The Company signed agreements with SAP America, Inc and Titan Technology Partners, Limited to purchase and implement SAP enterprise software and a new SAP dealership management system.  The cost of the SAP software and implementation is estimated at $10.0 million.  The Company has no other material commitments for capital expenditures as of March 31, 2007.  However, the Company will continue to purchase vehicles that are necessary to operate its lease and rental division.  Furthermore, management will continue to authorize capital expenditures for improvement and expansion of dealership facilities based on market opportunities.

Cash Flows

Cash and cash equivalents increased by $0.5 million during the three months ended March 31, 2007 and decreased by
$11.8 million during the three months ended March 31, 2006.  The major components of these changes are discussed below.

Cash Flows from Operating Activities

Cash flows from operating activities include net income adjusted for non-cash items and the effects of changes in working capital.  During the first quarter of 2007, operating activities resulted in net cash provided by operations of $34.9 million.  Cash provided by operating activities was primarily impacted by the decrease in accounts receivable and the decrease in inventory.  During the first quarter of 2006, operating activities resulted in net cash provided by operations of $27.4 million.

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

	Three Months Ended March 31,
	2007	2006

Net cash provided by operating activities as reported	$34,865	$27,377
Payments on floor plan notes payable as reported	(11,022)	(8,600)

Net cash provided by operating activities including all floor plan notes payable	$23,843	$18,777

Cash Flows from Investing Activities

Cash flows from investing activities consist primarily of cash used for capital expenditures and business acquisitions.  During the first quarter of 2007, the Company used $24.7 million in investing activities. Capital expenditures consisted of purchases of property and equipment, and improvements to our existing dealership facilities of $18.6 million. Property and equipment purchases during the first quarter of 2007 consisted of $8.9 million for additional units for the rental and leasing operations, which was directly offset by borrowings of long-term debt.  The Company expects to purchase trucks worth approximately $40.0 million for its leasing operations in 2007 depending on customer demand.  During 2007, the Company expects to make capital expenditures for recurring items such as computers, shop equipment and vehicles of approximately $12.0 million in addition to $6.1 million for the SAP software implementation described above.  Cash used in business acquisitions was $7.0 million during the three months ended March 31, 2007.  See Note 6 of the Notes to Consolidated Financial Statements for a detailed discussion of these acquisitions.

During the first quarter of 2006, cash used in investing activities was $30.1 million.  Capital expenditures consisted of purchases of property and equipment, and improvements to our existing dealership facilities of $9.3 million.  Property and equipment purchases during the first quarter of 2006 consisted of $5.6 million of additional units for the rental and leasing operations, which was directly offset by borrowings of long-term debt.   Cash used in business acquisitions was $22.0 million during the first quarter of 2006.

Cash Flows from Financing Activities

Cash flows from financing activities include borrowings and repayments of long-term debt and net proceeds of floor plan notes payable.  Cash used in financing activities was $9.7 million during the first quarter of 2007. The Company had borrowings of long-term debt of $11.6 million and repayments of long-term debt of $8.6 million during the first quarter of 2007.   The Company had net payments of floor plan notes payable of $11.0 million during the first quarter of 2007.  The borrowings of long-term debt were primarily related to the increase in the lease and rental fleet.

Cash used in financing activities was $9.1 million during the first quarter of 2006.  The Company had borrowings of long-term debt of $14.5 million and repayments of long-term debt of $15.7 million during the first quarter of 2006.  The Company had net payments of floor plan notes payable of $8.6 million during the first quarter of 2006.  The borrowings of long-term debt were primarily related to the increase in the lease and rental fleet and refinancing of the corporate aircraft.

Substantially all of the Company’s truck purchases are made on terms requiring payment within 15 days or less from the date the trucks are invoiced from the factory.  On September 20, 2005, the Company entered into a three-year floor plan financing agreement with GE Capital.  Interest under the floor plan financing agreement is payable monthly at a rate equal to LIBOR plus 1.68%.  The Company finances substantially all of the purchase price of its new truck inventory, and the loan value of its used truck inventory under the floor plan financing agreement with GE Capital, under which GE Capital pays the manufacturer directly with respect to new trucks. The Company makes monthly interest payments to GE Capital on the amount financed, but is not required to commence loan principal repayments on any vehicle until such vehicle has been floor planned for 12 months or is sold.  The agreement allows for prepayments and working capital advances with monthly adjustments to the interest due on outstanding advances.  On March 31, 2007, the Company had approximately $422.4 million outstanding under its floor plan financing agreement with GE Capital.

Substantially all of the Company’s new construction equipment purchases are financed by John Deere and CitiCapital. The Company finances substantially all of the purchase price of its new construction equipment inventory under its floor plan facilities. The Company’s floor plan agreement with John Deere provides an interest free financing period after which time the amount financed is required to be paid in full. When construction equipment is sold prior to the expiration of the interest free finance period, the Company is required to repay the principal within approximately ten days of the sale. If the construction equipment financed by John Deere is not sold within the interest free finance period, it is transferred to the CitiCapital floor plan arrangement.  The Company makes principal payments for sold inventory to CitiCapital on the 15th day of each month. Used and rental construction equipment is financed to a maximum of book value under a floor plan arrangement with CitiCapital.  The Company makes monthly interest payments on the amount financed and is required to commence loan principal repayments on rental construction equipment as book value reduces.  Principal payments for sold used construction equipment are made no later than the 15th day of each month following the sale. The loans are collateralized by a lien on the construction equipment.  The Company’s floor plan agreements limit the aggregate amount of borrowings based on the book value of new and used construction equipment units.  As of March 31, 2007, the Company’s floor plan arrangement with CitiCapital permits the financing of up to $13.5 million in construction equipment.  On March 31, 2007, the Company had $4.3 million outstanding under its floor plan financing arrangements with John Deere and $8.7 million outstanding under its floor plan financing arrangement with CitiCapital.

Backlog

On March 31, 2007, the Company’s backlog of truck orders was approximately $238.5 million as compared to a backlog of truck orders of approximately $650.0 million on March 31, 2006. The Company includes only confirmed orders in its backlog.  The Company sells the majority of its new trucks by customer special order, with the remainder sold out of inventory. The delivery time for a custom-ordered truck varies depending on the truck specifications and demand for the particular model ordered; however, due to the decreased demand for trucks with engines built after January 1, 2007, delivery times for heavy-duty trucks have decreased significantly from delivery times during peak demand in 2006.  As a result, purchasers of heavy-duty trucks do not need to place orders several months in advance and our backlog has significantly decreased.

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

Cyclicality

The Company’s business is dependent on a number of factors relating to general economic conditions, including fuel prices, interest rate fluctuations, economic recessions, environmental and other government regulations and customer business cycles. Unit sales of new trucks have historically been subject to substantial cyclical variation based on these general economic conditions.  According to data published by A.C.T. Research, in recent years total domestic retail sales of new Class 8 trucks have ranged from a low of approximately 140,000 in 2001 to a high of approximately 291,000 in 2006.  Class 8 trucks are defined by the American Automobile Association as trucks with a minimum gross vehicle weight rating above 33,000 pounds.  Domestic Class 8 unit sales are expected to decrease dramatically to approximately 166,000 units during 2007 according to A.C.T. Research.  Through geographic expansion, concentration on higher margin parts and service operations and diversification of its customer base, the Company attempts to reduce the negative impact on the Company’s earnings of adverse general economic conditions or cyclical trends affecting the heavy-duty truck industry.

Environmental Standards and Other Governmental Regulations

Our operations are subject to numerous federal, state and local laws and regulations, including laws and regulations designed to protect the environment by regulating the discharge of materials into the environment. EPA emission guidelines have a major impact on our operations.  The EPA mandated that diesel engine manufacturers meet new, stricter emissions guidelines regarding nitrous oxides for all engines built subsequent to January 1, 2007.  The 2007 emission guidelines caused the heavy-duty truck industry to experience a significant increase in demand for trucks during 2005, 2006 and the first quarter of 2007.    The Company expects this recent period of increased demand to be followed by a decrease in demand for heavy-duty trucks in the second and third quarters of 2007.  The severity of the decrease in demand for heavy-duty trucks will depend largely upon general economic conditions but the cost, reliability and efficiency of the new diesel engines will also impact demand.

The EPA has also mandated even stricter emissions guidelines regarding nitrous oxides for all diesel engines built subsequent to January 1, 2010.  If new diesel engine emission standards are implemented in 2010, we expect deliveries of heavy-duty and medium-duty trucks to significantly decrease in 2010 relative to 2009.  The EPA has also proposed regulations requiring emissions controls systems on 2010 and later heavy-duty and medium-duty trucks to be monitored for malfunctions via an onboard diagnostic systems similar to those required in passenger vehicles since the mid-1990s, which could also impact demand for trucks.

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

The Company is exposed to some market risk through interest rates related to our floor plan borrowing arrangements, variable rate debt and discount rates related to finance sales.  Floor plan borrowings are based on the LIBOR and prime rates of interest and are used to meet working capital needs. As of March 31, 2007, the Company had floor plan borrowings of approximately $435.3 million.  Assuming an increase in the LIBOR or prime rates of interest of 100 basis points, annual interest expense could increase by approximately $4.4 million.  The Company provides all customer financing opportunities to various finance providers. The Company receives all finance charges in excess of a negotiated discount rate from the finance providers in the month following the date of the financing. The negotiated discount rate is variable, thus subject to interest rate fluctuations. This interest rate risk is mitigated by the Company’s ability to pass discount rate increases to customers through higher financing rates.

The Company is also exposed to some market risk through interest rates related to the investment of our current cash and cash equivalents of $162.1 million at March 31, 2007.  These funds are generally invested in highly liquid money market accounts, government-sponsored enterprises, corporate bonds and offset of floor plan debt that do not expose the Company to a loss of principal.  As such instruments mature and the funds are reinvested, we are exposed to changes in market interest rates. This risk is mitigated by management’s ongoing evaluation of the best investment rates available for current and noncurrent high quality investments. If market interest rates were to increase or decrease immediately and uniformly by 100 basis points, the Company’s annual interest income could correspondingly increase or decrease by approximately $1.6 million.  We have not used derivative financial instruments in our investment portfolio.

ITEM 4. Controls and Procedures.

The Company, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2007 to provide reasonable assurance that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There has been no change in the Company’s internal control over financial reporting that occurred during the three months ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A. Risk Factors.

There have been no material changes in our risk factors from those disclosed in our 2006 Annual Report on Form 10-K.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The Company did not make any unregistered sales of equity securities during the first quarter of 2007, nor did it repurchase any shares of its Class A Common Stock or Class B Common Stock during the first quarter of 2007.

ITEM 3.  Defaults Upon Senior Securities.

Not Applicable

ITEM 4.  Submission of Matters to a Vote of Security Holders.

Not Applicable

ITEM 5.  Other Information.

Not Applicable

ITEM 6.  Exhibits.

Exhibit Number	Exhibit Title
10.1

Wholesale Security Agreement, dated September 20, 2005, by and among General Electric Capital Corporation and Rush Truck Centers of Alabama, Inc., Rush Truck Centers of Arizona, Inc., Rush Truck Centers of California, Inc., Rush Truck Centers of Colorado, Inc., Rush Truck Centers of Florida, Inc., Rush Truck Centers of New Mexico, Inc., Rush Truck Centers of Oklahoma, Inc., Rush Truck Centers of Tennessee, Inc., and Rush Truck Centers of Texas, L.P. (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed September 23, 2005).

10.2

Addendum to Wholesale Security Agreement, dated September 20, 2005, by and among General Electric Capital Corporation and Rush Truck Centers of Alabama, Inc., Rush Truck Centers of Arizona, Inc., Rush Truck Centers of California, Inc., Rush Truck Centers of Colorado, Inc., Rush Truck Centers of Florida, Inc., Rush Truck Centers of New Mexico, Inc., Rush Truck Centers of Oklahoma, Inc., Rush Truck Centers of Tennessee, Inc., and Rush Truck Centers of Texas, L.P. (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed September 23, 2005).

10.3

Agreement Amending the Wholesale Security Agreement and Conditionally the Sale of Collateral on a Delayed Payment Privilege Basis, dated September 20, 2005, by and among General Electric Capital Corporation and Rush Truck Centers of Alabama, Inc., Rush Truck Centers of Arizona, Inc., Rush Truck Centers of California, Inc., Rush Truck Centers of Colorado, Inc., Rush Truck Centers of Florida, Inc., Rush Truck Centers of New Mexico, Inc., Rush Truck Centers of Oklahoma, Inc., Rush Truck Centers of Tennessee, Inc., and Rush Truck Centers of Texas, L.P. (incorporated herein by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed September 23, 2005).

10.4

Second Amendment to Addendum to Wholesale Security Agreement, dated January 22, 2007, by and between General Electric Capital Corporation and Rush Medium Duty Truck Centers of Colorado, Inc., Rush Truck Centers of Alabama, Inc., Rush Truck Centers of Arizona, Inc., Rush Truck Centers of California, Inc., Rush Truck Centers of Colorado, Inc., Rush Truck Centers of Florida, Inc., Rush Truck Centers of Georgia, Inc., Rush Truck Centers of New Mexico, Inc., Rush Truck Centers of Oklahoma, Inc., Rush Truck Centers of Tennessee, Inc., and Rush Truck Centers of Texas, L.P. (incorporated herein by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed January 23, 2007).

10.5	Form of Indemnity Agreement (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed February 27, 2007).

10.6

Employment Agreement, dated February 23, 2007, between Daryl J. Gorup and Rush Administrative Services, Inc. (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed February 27, 2007).

10.7

Employment Agreement, dated February 23, 2007, between Martin A. Naegelin, Jr. and Rush Administrative Services, Inc. (incorporated herein by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed February 27, 2007).

10.8

Employment Agreement, dated February 23, 2007, between David C. Orf and Rush Administrative Services, Inc. (incorporated herein by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed February 27, 2007).

10.9

Employment Agreement, dated March 20, 2007, between Steve Keller and Rush Administrative Services, Inc. (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed March 22, 2007).

31.1*	Certification of CEO pursuant to Rules 13a-14(a) and 15d-14(a) adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of CFO pursuant to Rules 13a-14(a) and 15d-14(a) adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of CEO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of CFO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*    filed herewith

**  furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RUSH ENTERPRISES, INC.

Date:	May 10, 2007	By:	/S/ W.M. “RUSTY” RUSH
W.M. “Rusty” Rush
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 10, 2007	By:	/S/ STEVEN L. KELLER
Steven L. Keller
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Title
31.1*	Certification of CEO pursuant to Rules 13a-14(a) and 15d-14(a) adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of CFO pursuant to Rules 13a-14(a) and 15d-14(a) adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of CEO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of CFO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*   filed herewith

** furnished herewith