Form 10-Q
period 2007-06-30
RUSH ENTERPRISES INC \TX\
filed 2007-08-09
CIK 1012019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Large accelerated filer ☐                    Accelerated filer ☒                             Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Indicated below is the number of shares outstanding of each of the issuer’s classes of common stock, as of August 3, 2007.

Number of
Shares
Title of Class	Outstanding
Class A Common Stock, $.01 Par Value	17,312,715
Class B Common Stock, $.01 Par Value	8,137,278

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

JUNE 30, 2007 AND DECEMBER 31, 2006

 (In Thousands, Except Shares)

	June 30,	December 31,
	2007	2006
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$165,695	$161,558
Accounts receivable, net	63,116	74,441
Inventories	478,627	484,696
Prepaid expenses and other	2,247	2,128
Deferred income taxes, net	7,790	7,496
Total current assets	717,475	730,319
Property and equipment, net	293,908	278,690
Goodwill, net	119,931	117,071
Other assets, net	2,056	2,330
Total assets	$1,133,370	$1,128,410

Liabilities and shareholders’ equity
Current liabilities:
Floor plan notes payable	$418,922	$446,354
Current maturities of long-term debt	26,208	25,999
Current maturities of capital lease obligations	3,183	2,933
Trade accounts payable	30,939	37,449
Accrued expenses	59,546	61,287
Total current liabilities	538,798	574,022
Long-term debt, net of current maturities	173,348	166,125
Capital lease obligations, net of current maturities	14,099	14,799
Deferred income taxes, net	36,420	33,856

Shareholders’ equity:
Preferred stock, par value $.01 per share; 1,000,000 shares authorized; 0 shares outstanding in 2007 and 2006	—	—
Common stock, par value $.01 per share; 40,000,000 class A shares and 10,000,000 class B shares authorized; 17,261,688 class A shares and 8,129,615 class B shares outstanding in 2007; 17,069,494 class A shares and 8,072,226 class B shares outstanding in 2006	254	251
Additional paid-in capital	174,823	169,801
Retained earnings	195,628	169,556
Total shareholders’ equity	370,705	339,608

Total liabilities and shareholders’ equity	$1,133,370	$1,128,410

The accompanying notes are an integral part of these consolidated financial statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Amounts)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006

Revenues:
New and used truck sales	$356,504	$423,717	$734,140	$787,064
Parts and service	120,502	112,449	237,798	217,316
Construction equipment sales	20,690	15,706	37,424	30,140
Lease and rental	13,257	10,239	25,322	19,619
Finance and insurance	6,273	5,005	11,777	9,070
Other	2,178	2,122	4,201	3,914

Total revenue	519,404	569,238	1,050,662	1,067,123

Cost of products sold:
New and used truck sales	328,708	393,298	676,600	727,470
Parts and service	69,621	66,068	138,044	128,347
Construction equipment sales	18,386	14,008	33,382	26,706
Lease and rental	10,964	7,898	21,415	15,034

Total cost of products sold	427,679	481,272	869,441	897,557

Gross profit	91,725	87,966	181,221	169,566

Selling, general and administrative	62,539	57,572	122,987	114,228

Depreciation and amortization	3,675	3,106	7,277	6,014

Operating income	25,511	27,288	50,957	49,324

Interest expense, net	4,533	3,518	9,061	7,064

Gain on sale of assets	68	17	156	50

Income before taxes	21,046	23,787	42,052	42,310

Provision for income taxes	7,998	8,920	15,980	15,866

Net income	$13,048	$14,867	$26,072	$26,444

Earnings per common share:
Basic	$.51	$.59	$1.03	$1.06
Diluted	$.51	$.59	$1.02	$1.05

Weighted average shares outstanding:
Basic	25,353	24,998	25,265	24,853
Diluted	25,561	25,215	25,471	25,174

The accompanying notes are an integral part of these consolidated financial statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

 (In Thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2007	2006

Cash flows from operating activities:
Net income	$26,072	$26,444
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	17,578	12,549
(Gain) on sale of property and equipment	(156)	(381)
Stock-based compensation expense related to stock options and employee stock purchases	2,390	1,895
Provision for deferred income tax expense	2,270	(82)
Excess tax benefits from stock-based compensation	(1,271)	—
Change in accounts receivable, net	11,353	5,118
Change in inventories	14,078	(65,940)
Change in prepaid expenses and other, net	(119)	(170)
Change in trade accounts payable	(6,510)	5,248
Change in accrued expenses	(481)	6,485

Net cash provided by (used in) operating activities	65,204	(8,834)

Cash flows from investing activities:
Acquisition of property and equipment	(36,105)	(39,684)
Proceeds from the sale of property and equipment	2,410	3,026
Business acquisitions	(6,977)	(22,477)
Change in other assets	208	61

Net cash (used in) investing activities	(40,464)	(59,074)

Cash flows from financing activities:
Proceeds from long-term debt	23,052	36,398
Principal payments on long-term debt	(17,120)	(22,037)
Principal payments on capital lease obligations	(1,723)	(2,137)
Draws on lines of credit, net	—	399
Draws (payments) on floor plan notes payable, net	(27,432)	58,957
Debt issuance costs	(15)	(12)
Excess tax benefits from stock-based compensation	1,271	2,144
Issuance of shares relating to employee stock options and employee stock purchases	1,364	1,629

Net cash (used in) provided by financing activities	(20,603)	75,341

Net increase in cash and cash equivalents	4,137	7,433

Cash and cash equivalents, beginning of period	161,558	133,069

Cash and cash equivalents, end of period	$165,695	$140,502

Supplemental disclosure of cash flow information:
Cash paid during the period for-
Interest	$13,303	$9,749
Income taxes	$10,369	$12,366

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

2 – Goodwill and Other Intangible Assets

The Company is required to perform an annual impairment review of goodwill.  The Company performs its annual review during the fourth quarter of each year and, therefore, did not record an impairment charge related to goodwill during the second quarter of 2007.  Management is not aware of any impairment charge that may be required; however, a change in economic conditions, if one occurs, could result in an impairment charge in the future.

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

During the second quarter of 2007, the Company renegotiated its contractual obligations with its retail funding sources regarding early repayment penalties, which occur as a result of a premature termination of finance contracts sold by the Company.  As a result of these negotiations, the Company expects to decrease the amount of finance income it will recognize at the time the contract is sold and to decrease the amount of early repayment penalties it will owe its retail funding sources in the future.

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

4 – Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Numerator:
Numerator for basic and diluted earnings per share, net income available to common shareholders	$13,048,000	$14,867,000	$26,072,000	$26,444,000

Denominator:
Denominator for basic earnings per share, adjusted weighted average shares outstanding	25,352,595	24,998,226	25,265,415	24,853,185
Effect of dilutive securities:
Employee and director stock options	207,999	216,438	205,737	321,160
Denominator for diluted earnings per share, adjusted weighted average shares outstanding and assumed conversions	25,560,594	25,214,664	25,471,152	25,174,345
Basic earnings per common share	$.51	$.59	$1.03	$1.06
Diluted earnings per common share and common share equivalents	$.51	$.59	$1.02	$1.05

5 – Stock Options

Valuation and Expense Information under SFAS 123(R)

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”), which requires the measurement and recognition of compensation expense for all share-based payment awards made to the Company’s employees and directors including employee stock options and employee stock purchases related to the Employee Stock Purchase Plan based on estimated fair values.  The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006.  Upon adoption of SFAS 123(R), the Company continues to use the Black-Scholes option-pricing model which was previously used for the Company’s pro forma information required under SFAS 123.  Stock-based compensation expense, included in selling, general and administrative expense, related to employee stock options and employee stock purchases under SFAS 123(R) for the three months ended June 30, 2007 was $1.3 million and for the three months ended June 30, 2006 was $0.9 million.  Stock-based compensation expense, included in selling, general and administrative expense, related to employee stock options and employee stock purchases under SFAS 123(R) for the six months ended June 30, 2007 was $2.4 million and for the six months ended June 30, 2006 was $1.9 million.  As of June 30, 2007, there was $4.5 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Rush Enterprises, Inc. Long-Term Incentive Plan to be recognized over a weighted-average period of 3.5 years.

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

Inventories	$5,570
Property and equipment	47
Accounts receivable	28
Accrued expenses	(11)
Goodwill	678

Total	$6,312

All of the goodwill acquired in the Allen-Jensen, Inc. acquisition will be amortized over 15 years for tax purposes.

In March 2007, the Company purchased certain assets of Advanced Transportation Insurance Services, Inc., an insurance agency headquartered in Laguna Niguel, California.  In connection with this acquisition, the Company also purchased the stock of Advance Premium Finance, Inc., a premium finance company associated with Advanced Transportation Insurance Services, Inc.  The total transaction was valued at approximately $2.1 million, with the purchase price financed with cash of $0.6 million and notes payable of $1.5 million.  Pro forma information is not included because Advanced Transportation Insurance Services, Inc.’s results of operations would not have a material effect on the Company’s financial statements.  The entire purchase price was allocated to goodwill and $1.6 million of the goodwill will be amortized over 15 years for tax purposes.

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

The Company accounts for intersegment sales and transfers as if the sales or transfers were to third parties; that is, at current market prices. There were no material intersegment sales during the quarters ended June 30, 2007 and 2006.

The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately because each business unit requires different technology and marketing strategies. Business units were maintained through expansion and acquisitions.  The following table contains summarized information about reportable segment profit or loss and segment assets for the periods ended June 30, 2007 and 2006 (in thousands):

	Truck Segment	Construction Equipment Segment	All Other	Totals

Three months ended June 30, 2007

Revenues from external customers	$488,188	$26,308	$4,908	$519,404
Segment income before taxes	18,651	2,303	92	21,046
Segment assets	1,080,838	27,433	25,099	1,133,370

Six months ended June 30, 2007

Revenues from external customers	$993,447	$47,777	$9,438	$1,050,662
Segment income before taxes	37,977	3,826	249	42,052
Segment assets	1,080,838	27,433	25,099	1,133,370

Three months ended June 30, 2006

Revenues from external customers	$544,080	$20,248	$4,910	$569,238
Segment income before taxes	21,777	1,638	372	23,787
Segment assets	915,059	25,645	18,013	958,717

Six months ended June 30, 2006

Revenues from external customers	$1,018,601	$39,187	$9,335	$1,067,123
Segment income before taxes	38,855	3,226	229	42,310
Segment assets	915,059	25,645	18,013	958,717

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

As of January 1, 2007 and June 30, 2007, the Company included accruals for unrecognized income tax benefits totaling $1.4 million as a component of accrued liabilities.  The unrecognized tax benefits of $1.4 million, if recognized, would impact the Company’s effective tax rate.  The interest expense liability related to unrecognized tax benefits on January 1, 2007 was not material.  No amounts were accrued for penalties.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements contained in this Form 10-Q (or otherwise made by the Company or on the Company’s behalf from time to time in other reports, filings with the SEC, news releases, conferences, website postings or otherwise) that are not statements of historical fact constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended (the “Exchange Act”), notwithstanding that such statements are not specifically identified. Forward-looking statements include statements about the Company’s financial position, business strategy and plans and objectives of management of the Company for future operations.  These forward-looking statements reflect the best judgments of the Company about the future events and trends based on the beliefs of the Company’s management as well as assumptions made by and information currently available to the Company’s management.  Use of the words “may,” “should,” “continue,” “plan,” “potential,” “anticipate,” “believe,” “estimate,” “expect” and “intend” and words or phrases of similar import, as they relate to the Company or its subsidiaries or Company management, are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.  Forward-looking statements reflect the current view of the Company with respect to future events and are subject to risks and uncertainties that could cause actual results to differ materially from those in such statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, those set forth under Item 1A–Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006  as well as future growth rates and margins for certain of our products and services, future demand for our products and services, competitive factors, general economic conditions, cyclicality, economic conditions in the new and used truck and equipment markets, customer relations, relationships with vendors, the interest rate environment, governmental regulation and supervision, seasonality, distribution networks, product introductions and acceptance, technological change, changes in industry practices, onetime events and other factors described herein and in the Company’s other reports filed with the SEC (collectively, “Cautionary Statements”). Although the Company believes that its expectations are reasonable, it can give no assurance that such expectations will prove to be correct. Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described in any forward-looking statements. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the applicable Cautionary Statements. All forward-looking statements speak only as the date on which they are made and the Company undertakes no duty to update or revise any forward-looking statements.

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

In March 2007, the Company purchased certain assets of Allen-Jensen, Inc., which consisted of a GMC and Isuzu truck dealership in Waco, Texas.  The Company is operating the facility as a full-service Rush Truck Center offering Peterbilt heavy-duty and medium-duty trucks as well as medium-duty trucks manufactured by GMC and Isuzu, and parts and service.  The transaction was valued at approximately $6.3 million, with the purchase price paid in cash.  See Note 6–Acquisitions of the Notes to the Consolidated Financial Statements for a detailed discussion of the allocation of the purchase price of certain assets of Allen-Jensen, Inc.

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

Critical Accounting Policies

The Company’s discussion and analysis of its financial condition and results of operations are based on the Company’s consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles.  The preparation of these consolidated financial statements requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  There can be no assurance that actual results will not differ from those estimates.  The Company believes the following accounting policies affect its more significant estimates and assumptions used in the preparation of its consolidated financial statements.

Inventories

Inventories are stated at the lower of cost or market value.  Cost is determined by specific identification of new and used truck and construction equipment inventory and by the first-in, first-out method for tires, parts and accessories.  An allowance is provided when it is anticipated that cost will exceed net realizable value.

Goodwill

The Company applies the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), in accounting for goodwill.  SFAS 142 requires that goodwill and other intangible assets that have indefinite useful lives may not be amortized, but instead must be tested at least annually for impairment, and intangible assets that have finite useful lives should continue to be amortized over their useful lives.  SFAS 142 also provides specific guidance for testing goodwill and other non-amortized intangible assets for impairment.  SFAS 142 requires management to make certain estimates and assumptions in order to allocate goodwill to reporting units and to determine the fair value of a reporting unit’s net assets and liabilities, including, among other things, an assessment of market condition, projected cash flows, interest rates and growth rates, which could significantly impact the reported value of goodwill and other intangible assets.  SFAS 142 requires, in lieu of amortization, an annual impairment review of goodwill.  The Company performs its annual review during the fourth quarter of each year and, therefore, did not record an impairment charge related to goodwill during the second quarter of 2007.  Management is not aware of any impairment charge that may be required; however, a change in economic conditions, if one occurs, could result in an impairment charge in the future.

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

Finance and Insurance Revenue Recognition

Finance income related to the sale of a unit is recognized when the finance contract is sold to a finance company.  The Company arranges financing for customers through various retail funding sources and receives a commission from the lender equal to either the difference between the interest rates charged to customers over the predetermined interest rates set by the financing institution or a commission for the placement of contracts. The Company also receives commissions from the sale of various insurance products and extended service contracts to customers.  Revenue is recognized by the Company upon the sale of such finance and insurance contracts to the finance and insurance companies net of a provision for estimated repossession losses and interest charge backs. The Company is not the obligor under any of these underlying contracts. In the case of finance contracts, a customer may prepay, or fail to pay, thereby terminating the underlying contract. If the customer terminates a retail finance contract or other insurance product prior to scheduled maturity, a portion of the commissions previously paid to the Company may be charged back to the Company depending on the terms of the relevant contracts. The estimate of ultimate charge back exposure is based on the Company’s historical charge back expense arising from similar contracts, including the impact of refinance and default rates on retail finance contracts and cancellation rates on other insurance products. The actual amount of historical charge-backs has not been significantly different than the Company’s estimates.

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

Results of Operations

The following discussion and analysis includes the Company’s historical results of operations for the three months and six months ended June 30, 2007 and 2006.

The following table sets forth for the periods indicated certain financial data as a percentage of total revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

New and used truck sales	68.6%	74.4%	69.9%	73.8%
Parts and service	23.2	19.8	22.6	20.4
Construction equipment sales	4.0	2.8	3.6	2.8
Lease and rental	2.6	1.8	2.4	1.8
Finance and insurance	1.2	0.9	1.1	0.8
Other	0.4	0.3	0.4	0.4
Total revenues	100.0	100.0	100.0	100.0
Cost of products sold	82.3	84.5	82.8	84.1
Gross profit	17.7	15.5	17.2	15.9
Selling, general and administrative	12.0	10.1	11.7	10.7
Depreciation and amortization	0.7	0.6	0.7	0.6
Operating income	5.0	4.8	4.8	4.6
Interest expense, net	0.9	0.6	0.9	0.6
Gain on sale of assets	0.0	0.0	0.0	0.0
Income before income taxes	4.1	4.2	3.9	4.0
Provision for income taxes	1.5	1.6	1.5	1.5
Net Income	2.6%	2.6%	2.4%	2.5%

The following table sets forth the unit sales and revenue for new heavy-duty, new medium-duty and used trucks and the absorption rate for the periods indicated (revenue in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2007	2006	% Change	2007	2006	% Change
Truck unit sales:
New heavy-duty trucks	1,869	2,695	(30.6)%	3,899	4,994	(21.9)%
New medium-duty trucks	1,324	1,185	11.7%	2,763	2,076	33.1%
Total new truck unit sales	3,193	3,880	(17.7)%	6,662	7,070	(5.8)%

Used truck unit sales	984	954	3.1%	2,061	2,012	2.4%

Truck revenue:
New heavy-duty trucks	$225.9	$307.9	(26.6)%	$466.1	$569.7	(18.2)%
New medium-duty trucks	73.4	66.0	11.2%	149.8	115.0	30.3%
Total new truck revenue	$299.3	$373.9	(20.0)%	$615.9	$684.7	(10.0)%

Used truck revenue	$51.7	$45.6	13.4%	$105.4	$93.8	12.4%

Absorption rate:	109.0%	109.5%	(0.5)%	105.4%	105.3%	0.1%

Key Performance Indicator

Absorption Rate. The management of the Company uses several performance metrics to evaluate the performance of its truck dealerships.  The Company considers its “absorption rate” to be of critical importance.  Absorption rate is calculated by dividing the gross profit from the parts, service and body shop departments by the overhead expenses of all of a truck dealership’s departments, except for the selling expenses of the new and used truck departments and carrying costs of new and used truck inventory.  When 100% absorption is achieved, then gross profit from the sale of a truck, after sales commissions and inventory carrying costs, directly impacts operating profit.  In 1999, the Company’s absorption rate was approximately 80%.  The Company has made a concerted effort to increase its absorption rate since then.  Management believes that maintaining an absorption rate in excess of 100% is critical to the Company’s ability to generate consistent earnings in a cyclical business.

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006

As expected, the Company continued to experience the softening of the Class 8 truck market in the second quarter.  While the Company previously expected United States retail sales of Class 8 units to be weaker in the second and third quarters of 2007, the Company now expects industry Class 8 deliveries to remain soft for the second half of the year.  The Company anticipates that Class 8 order intake will increase beginning in early 2008.  Additionally, the Company believes industry conditions including normal customer trade cycles and new diesel emission regulations scheduled to take effect in 2010 will result in a pre-buy of Class 8 trucks beginning in 2008 similar to the pre-buy experienced in 2005 and 2006.  The magnitude of the 2008 and 2009 pre-buy will be largely dictated by the economy in the U.S., among other factors.

The Company prepared for the expected decrease in Class 8 truck sales in 2007 by ensuring the Company had a large inventory of Class 8 trucks with engines built before the new diesel engine emissions guidelines took effect to sustain it during the first half of 2007.  There is more demand for Class 8 trucks with engines built before the new diesel engine emissions guideline took effect than for Class 8 trucks with engines built subsequently to January 1, 2007.  Since the last industry downturn in 2002, the Company has focused on expanding its medium-duty and vocational truck offerings, increasing parts and service sales and increasing operational efficiencies throughout the organization.

While industry deliveries of U.S. Class 8 units are down 37% for the first six months of the year, according to A.C.T. Research Co., LLC (“A.C.T. Research”), a heavy-duty truck industry data and forecasting services provider, the Company’s Class 8 deliveries are only down 22%.  The Company’s medium-duty truck deliveries increased 11.7% from the second quarter of last year to the second quarter of 2007.  The Company’s second quarter absorption rate held steady at approximately 109%, compared to the second quarter of 2006, despite fewer Class 8 truck deliveries.  The Company’s same store absorption rate increased to 106.2% in the first half of 2007 versus 105.3% in the first half of 2006.

Revenues

Revenues decreased $49.8 million, or 8.7%, in the second quarter of 2007 compared to the second quarter of 2006.  Sales of new and used trucks decreased $67.2 million, or 15.9%, in the second quarter of 2007 compared to the second quarter of 2006.  This decrease in new and used truck revenue is primarily due to decreased sales of new Class 8 trucks due to the diesel engine emissions guidelines which caused a pre-buy of Class 8 trucks in 2006 and has decreased demand for new Class 8 trucks with engines built subsequent to January 1, 2007.

The Company’s unit sales of new Class 8 trucks decreased 30.6% in the second quarter of 2007 compared to the second quarter of 2006.  According to A.C.T. Research, U.S. Class 8 truck sales decreased 50% in the second quarter of 2007 compared to the second quarter of 2006.  In 2006, the Company retained a 4.1% share of the Class 8 truck sales market in the U.S.  The Company expects its share to range between 4.0% and 5.0% of the U.S. Class 8 truck sales market in 2007, which would result in the sale of approximately 7,000 to 7,500 Class 8 trucks based on A.C.T. Research’s current 2007 retail sales estimates of 163,000 units.

The Company’s unit sales of new medium-duty trucks increased 11.7% in the second quarter of 2007 compared to the second quarter of 2006.  The Company continues to improve its medium-duty truck sales by adding experienced medium-duty sales personnel, introducing new medium-duty franchises at some of the Company’s Rush Truck Centers and through acquisitions.  Overall, new medium-duty truck sales revenue increased approximately $7.4 million, or 11.2%, in the second quarter of 2007 compared to the second quarter of 2006.  A.C.T. Research currently expects a 13% decline in United States retail sales of Class 4, 5, 6, and 7 medium-duty trucks.  The Company expects same store medium-duty sales to remain flat in 2007 compared to 2006.  In 2006, the Company achieved a 1.7% share of the Class 4 through 7 truck sales market in the U.S.

The Company expects its share to be approximately 2.5% of the U.S. Class 4 through 7 truck sales market in 2007, which would result in the sale of approximately 6,000 Class 4 through 7 trucks based on A.C.T. Research’s current 2007 retail sales estimates of 241,000 units.

Unit sales of used trucks increased 3.1% in the second quarter of 2007 compared to the second quarter of 2006.  Used truck average revenue per unit increased by approximately 10.0%.  In 2007, the Company expects used truck sales to be largely dependent upon our ability to acquire quality used trucks and maintain an adequate used truck inventory.  The Company expects to sell approximately 4,000 used trucks in 2007 compared to 4,005 in 2006.

Parts and service sales increased $8.1 million, or 7.2%, in the second quarter of 2007 compared to the second quarter of 2006.  The parts and service sales increase was consistent with management’s expectations, which take into account general economic conditions, successful business development, acquisitions and price increases for parts and labor.  The Company expects parts and service sales to increase approximately 10% during the remainder of 2007 compared to 2006.

Sales of new and used construction equipment increased $5.0 million, or 31.7%, in the second quarter of 2007 compared to the second quarter of 2006.  The Company is continuing to make a concerted effort to increase its market share in the Houston area.  John Deere’s market share in the Houston area construction equipment market decreased to 22.2% in the six month period ended June 30, 2007 from 23.6% in the six month period ended June 30, 2006.  The decrease in John Deere’s market share is primarily due to the decrease in direct manufacturer sales in the Houston area in the second quarter of 2007 compared to the second quarter of 2006.  The Company believes it can increase John Deere’s market share in the Houston area to approximately 23.0% in 2007.

Truck lease and rental revenues increased $3.0 million, or 29.5%, in the second quarter of 2007 compared to the second quarter of 2006.  This increase in lease and rental revenue is primarily related to the increased number of units in the lease and rental fleet in the second quarter of 2007 compared to the second quarter of 2006.  The Company expects lease and rental revenue to increase 13% to 18% during the remainder of 2007 compared to 2006 because of additions made to the Company’s lease and rental fleet in the second half of 2006.

Finance and insurance revenues increased $1.3 million, or 25.3%, in the second quarter of 2007 compared to the second quarter of 2006.  This increase is due to the Company arranging financing on a higher percentage of trucks sold and to a nonrecurring reserve release related to the Company’s new early repayment charge back program.  The Company expects to be charged fewer early repayment penalties under this new program.  The Company expects finance income from new Class 8 truck sales to decrease during the remainder of 2007 compared to the second half of 2006 because of the expected decline in new Class 8 truck sales.  The decrease in finance income in the remainder of 2007 will be mitigated by increases in medium-duty truck sales and insurance revenue due to product expansion and recent acquisitions.  The Company expects overall finance revenue to remain flat in 2007 compared to 2006.  Finance and insurance revenues have limited direct costs and, therefore, contribute a disproportionate share of the Company’s operating profits.

Other income increased $0.1 million, or 2.6%, in the second quarter of 2007 compared to the second quarter of 2006.  Other income consists primarily of document fees on truck sales, the gain on sale realized on trucks from the lease and rental fleet, and commissions earned from John Deere for direct manufacturer sales into our area of responsibility.

Gross Profit

Gross profit increased $3.8 million, or 4.3%, in the second quarter of 2007 compared to the second quarter of 2006.  Gross profit as a percentage of sales increased to 17.7% in the second quarter of 2007 from 15.5% in the second quarter of 2006.  This increase is primarily a result of a change in our product sales mix.  Truck sales, a lower margin revenue item, decreased as a percentage of total revenue to 68.6% in the second quarter of 2007 from 74.4% in the second quarter of 2006.  Parts and service revenue, a higher margin revenue item, increased as a percentage of total revenue to 23.2% in the second quarter of 2007 from 19.8% in the second quarter of 2006.

Gross margins on Class 8 truck sales increased to 8.3% in the second quarter of 2007 from 6.8% in the second quarter of 2006.  The Company’s 2007 gross margins on Class 8 trucks increased due to the change in the mix of sales to non-fleet customers.  For the remainder of 2007, the Company expects overall gross margins from Class 8 truck sales of approximately 6.5% to 7.5% depending upon the premium customers are willing to pay for our remaining trucks with engines built subsequent to December 31, 2007, the mix of sales to fleet versus non-fleet customers, and the level of manufacturer incentives.

Gross margins on medium-duty truck sales decreased to 6.2% in the second quarter of 2007 from 7.2% in the second quarter of 2006.  For the remainder of 2007, the Company expects overall gross margins from medium-duty truck sales of approximately 5.5% to 7.0%.  The Company’s 2007 gross margins on medium-duty trucks could vary significantly depending upon the mix of fleet and non-fleet purchasers and types of medium-duty trucks sold.

Gross margins on used truck sales decreased to 8.4% in the second quarter of 2007 from 9.8% in the second quarter of 2006.  The decrease in gross margins on used trucks during the second quarter of 2007 is primarily due to the mix of  used trucks sold.  The Company believes it will be able to continue to achieve margins of approximately 8.0% to 9.0% during the remainder of 2007.

Gross margins from the Company’s parts, service and body shop operations increased to 42.2% in the second quarter of 2007 from 41.3% in the second quarter of 2006.  This increase in gross margins is mainly attributable to the increased parts purchase discounts in the second quarter of 2007 compared to the second quarter of 2006.  Gross profit for the parts, service and body shop departments increased to $50.9 million in the second quarter of 2007 from $46.4 million in the second quarter of 2006.  The Company expects to maintain gross margins on parts, service and body shop operations of approximately 40.0% to 42.0% during the remainder of 2007.

Gross margins on new and used construction equipment sales increased to 11.1% in the second quarter of 2007 from 10.8% in the second quarter of 2006.  Gross margins on new and used construction equipment can fluctuate depending on the mix of products sold.  The Company expects 2007 gross margins to remain in a range of 10.0% to 12.0% as the Company attempts to increase its market share.

Gross margins from truck lease and rental sales decreased to 17.3% in the second quarter of 2007 from approximately 22.9% in the second quarter of 2006.  The decrease in the gross margin from lease and rental sales is primarily due to the decline in the utilization of the rental fleet, which is a result of the additions to our rental fleet in 2006.   We expect gross margins to gradually increase as our utilization rate increases throughout the remainder of 2007.  The Company’s policy is to depreciate its lease and rental fleet using a straight line method over the customer’s contractual lease term.  The lease unit is depreciated to a residual value that approximates fair value at the expiration of the lease term.  This policy results in the Company realizing reasonable gross margins while the unit is in service and a corresponding gain or loss on sale when the unit is sold at the end of the lease term.

Finance and insurance revenues and other income, as described above, has limited direct costs and, therefore, contributes a disproportionate share of gross profit.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses increased $5.0 million, or 8.6%, in the second quarter of 2007 compared to the second quarter of 2006.  SG&A expenses as a percentage of sales were 12.0% in the second quarter of 2007 compared to 10.1% in the second quarter of 2006.  SG&A expenses as a percentage of revenue have historically ranged from 10.0% to 16.0%.  In the second quarter of 2007, the selling portion of SG&A expenses decreased 10.8% and the general and administrative portion of SG&A increased 11.6% compared to the second quarter of 2006.  The general and administrative portion of SG&A will increase approximately 5% to 10% in 2007 due to the effect of inflation and acquisitions made in 2006 and early 2007.

Interest Expense, Net

Net interest expense increased $1.0 million, or 28.9%, in the second quarter of 2007 compared to the second quarter of 2006.  This increase is primarily due to the increase in floor plan notes payable.  To take advantage of increased demand for trucks with diesel engines manufactured prior to January 1, 2007, the Company maintained higher levels of truck inventory in the second quarter of 2007 than it has traditionally maintained, which increased the Company’s floor plan notes payable.  The Company expects net interest expense in 2007 to increase approximately 10.0% compared to 2006.

Income before Income Taxes

Income before income taxes decreased $2.7 million, or 11.5%, in the second quarter of 2007 compared to the second quarter of 2006.  The Company expects income for the remainder of 2007 to decrease compared to 2006 because of the expected significant decrease in Class 8 truck sales during the remainder of 2007 relative to 2006.

Provision for Income Taxes

Income taxes decreased $1.0 million, or 10.3%, in the second quarter of 2007 compared to the second quarter of 2006.  The Company provided for taxes at an effective rate of 37.5% in the second quarter of 2006 and 38.0% in the second quarter of 2007.

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006

Unless otherwise stated below, the Company’s variance explanations and future expectations with regards to the items discussed in this section are set forth in the discussion of the “Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006.”

Revenues

Revenues decreased $16.5 million, or 1.5%, in the first six months of 2007 compared to the first six months of 2006.  Sales of new and used trucks decreased $52.9 million, or 6.7%, in the first six months of 2007 compared to the first six months of 2006.  This decrease in new and used truck revenue is primarily due to decreased sales of Class 8 trucks as discussed above.

Unit sales of new Class 8 trucks decreased 21.9% in the first six months of 2007 compared to the first six months of 2006.  The Class 8 truck sales market in the U.S. decreased 37% in the first six months of 2007 compared to the first six months of 2006 according to estimates of A.C.T. Research.

Unit sales of new medium-duty trucks increased 33.1% in the first six months of 2007 compared to the first six months of 2006.  Overall, new medium-duty truck sales revenue increased approximately $34.8 million, or 30.3%, in the first six months of 2007 compared to the first six months of 2006.

Unit sales of used trucks increased 2.4% in the first six months of 2007 compared to the first six months of 2006.  Used truck average revenue per unit increased by approximately 9.7%.

Parts and service sales increased $20.5 million, or 9.4%, in the first six months of 2007 compared to the first six months of 2006.

Sales of new and used construction equipment increased $7.3 million, or 24.2%, in the first six months of 2007 compared to the first six months of 2006.

Truck lease and rental revenues increased $5.7 million, or 29.1%, in the first six months of 2007 compared to the first six months of 2006.

Finance and insurance revenues increased $2.7 million, or 29.8%, in the first six months of 2007 compared to the first six months of 2006.  Finance and insurance revenues have limited direct costs and, therefore, contribute a disproportionate share of the Company’s operating profits.

Other income increased $0.3 million, or 7.3%, in the first six months of 2007 compared to the first six months of 2006.

Gross Profit

Gross profit increased $11.7 million, or 6.9%, in the first six months of 2007 compared to the first six months of 2006.  Gross profit as a percentage of sales increased to 17.2% in the first six months of 2007 from 15.9% in the first six months of 2006.  This increase is primarily a result of a change in our product sales mix.  Truck sales, a lower margin revenue item, decreased as a percentage of total revenue to 69.9% in the first six months of 2007 from 73.8% in the first six months of 2006.  Parts and service revenue, a higher margin revenue item, increased as a percentage of total revenue to 22.6% in the first six months of 2007 from 20.4% in the first six months of 2006.

Gross margins on Class 8 truck sales increased to 8.4% in the first six months of 2007 from 7.5% in the first six months of 2006.

Gross margins on medium-duty truck sales decreased to 5.7% in the first six months of 2007 from 6.8% in the first six months of 2006.

Gross margins on used truck sales decreased slightly to 8.9% in the first six months of 2007 from 9.0% in the first six months of 2006.

Gross margins from the Company’s parts, service and body shop operations increased to 41.9% in the first six months of 2007 from 40.9% in the first six months of 2006.  Gross profit for the parts, service and body shop departments increased to $99.7 million in the first six months of 2007 from $89.0 million in the first six months of 2006.

Gross margins on new and used construction equipment sales decreased to 10.8% in the first six months of 2007 from 11.4% in the first six months of 2006.  This decrease in gross margins is attributable to the Company’s efforts to increase its market share in the Houston area, which has required the Company to sell construction equipment at lower margins.

Gross margins from truck lease and rental sales decreased to 15.4% in the first six months of 2007 from approximately 23.4% in the first six months of 2006.  The Company expects gross margins from lease and rental sales of approximately 15.0% to 18.0% in 2007.

Finance and insurance revenues and other income, as described above, has limited direct costs and, therefore, contributes a disproportionate share of gross profit.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses increased $8.8 million, or 7.7%, in the first six months of 2007 compared to the first six months of 2006.  SG&A expenses as a percentage of sales were 11.7% in the first six months of 2007 compared to 10.7% in the first six months of 2006.

Interest Expense, Net

Net interest expense increased $2.0 million, or 28.3%, in the first six months of 2007 compared to the first six months of 2006.  This increase is primarily due to the increase in floor plan notes payable.

Income before Income Taxes

Income before income taxes decreased $0.3 million, or 0.6%, in the first six months of 2007 compared to the first six months of 2006.  The Company believes that income before income taxes will decrease in 2007 compared to 2006 because of the expected significant decrease in heavy-duty truck sales during the remainder of 2007 relative to 2006.

Provision for Income Taxes

Income taxes remained flat in the first six months of 2007 compared to the first six months of 2006.  The Company provided for taxes at an effective rate of 37.5% in the first six months of 2006 and 38.0% in the first six months of 2007.

Liquidity and Capital Resources

The Company’s short-term cash requirements are primarily for working capital, inventory financing, the improvement and expansion of existing facilities, and the construction of new facilities.  Historically, these cash requirements have been met through the retention of profits and borrowings under our floor plan arrangements. As of June 30, 2007, the Company had working capital of approximately $178.7 million, including $165.7 million in cash available to fund our operations.

The Company may request working capital advances in the minimum amount of $100,000 from GE Capital, its primary truck lender.  However, such working capital advances may not cause the total indebtedness owed GE Capital to exceed an amount equal to the wholesale advances made against the then current inventory less any payment reductions then due.  There were no working capital advances outstanding under this agreement at June 30, 2007.

The Company has a secured line of credit that provides for a maximum borrowing of $8.0 million.  There were no advances outstanding under this secured line of credit at June 30, 2007, however, $6.3 million was pledged to secure various letters of credit related to self-insurance products, leaving $1.7 million available for future borrowings as of June 30, 2007.

The Company signed agreements with SAP America, Inc and Titan Technology Partners, Limited to purchase and implement SAP enterprise software and a new SAP dealership management system.  The cost of the SAP software and implementation is estimated between $10.0 million and $12.0 million.  The Company has no other material commitments for capital expenditures as of June 30, 2007.  However, the Company will continue to purchase vehicles that are necessary to operate its lease and rental division.  Furthermore, management will continue to authorize capital expenditures for improvement and expansion of dealership facilities based on market opportunities.

Cash Flows

Cash and cash equivalents increased by $4.1 million during the six months ended June 30, 2007 and increased by $7.4 million during the six months ended June 30, 2006.  The major components of these changes are discussed below.

Cash Flows from Operating Activities

Cash flows from operating activities include net income adjusted for non-cash items and the effects of changes in working capital.  During the first six months of 2007, operating activities resulted in net cash provided by operations of $65.2 million.  Cash provided by operating activities was primarily impacted by the decrease in accounts receivable and the decrease in inventory.  During the first six months of 2006, operating activities resulted in net cash used in operations of $8.8 million.

The Company believes that changes in aggregate floor plan liabilities are directly linked to changes in vehicle inventory and, therefore, are an integral part of understanding changes in our working capital and operating cash flow.  Consequently, the Company has provided the following reconciliation of cash flow from operating activities as reported in our consolidated statement of cash flows as if changes in vehicle floor plan were classified as an operating activity (in thousands):

	Six Months Ended June 30,
	2007	2006

Net cash provided by (used in) operating activities as reported	$65,204	$(8,834)
(Payments) draws on floor plan notes payable as reported	(27,432)	58,957

Net cash provided by operating activities including all floor plan notes payable	$37,772	$50,123

Cash Flows from Investing Activities

Cash flows from investing activities consist primarily of cash used for capital expenditures and business acquisitions.  During the first six months of 2007, the Company used $40.5 million in investing activities. Capital expenditures consisted of purchases of property and equipment, and improvements to our existing dealership facilities of $36.1 million. Property and equipment purchases during the first six months of 2007 consisted of $21.4 million for additional units for the rental and leasing operations, which was directly offset by borrowings of long-term debt.  The Company expects to purchase trucks worth approximately $40.0 million for its leasing operations in 2007 depending on customer demand.  During 2007, the Company expects to make capital expenditures for recurring items such as computers, shop equipment and vehicles of approximately $12.0 million in addition to $6.1 million for the SAP software implementation described above.  Cash used in business acquisitions was $7.0 million during the first six months of 2007.  See Note 6 - Acquisitions of the Notes to Consolidated Financial Statements for a detailed discussion of these acquisitions.

During the first six months of 2006, cash used in investing activities was $59.1 million.  Capital expenditures consisted of purchases of property and equipment, and improvements to our existing dealership facilities of $39.7 million.  Property and equipment purchases during the first six months of 2006 consisted of $18.4 million of additional units for the rental and leasing operations, which was directly offset by borrowings of long-term debt.   Cash used in business acquisitions was $22.5 million during the first six months of 2006.

Cash Flows from Financing Activities

Cash flows from financing activities include borrowings and repayments of long-term debt and net proceeds of floor plan notes payable.  Cash used in financing activities was $20.6 million during the first six months of 2007. The Company had borrowings of long-term debt of $23.1 million and repayments of long-term debt of $17.1 million during the first six months of 2007.   The Company had net payments of floor plan notes payable of $27.4 million during the first six months of 2007.  The borrowings of long-term debt were primarily related to the increase in the lease and rental fleet.

Cash used in financing activities was $75.3 million during the first six months of 2006.  The Company had borrowings of long-term debt of $36.4 million and repayments of long-term debt of $22.0 million during the first six months of 2006.  The Company had net draws of floor plan notes payable of $59.0 million during the first six months of 2006.  The borrowings of long-term debt were primarily related to the increase in the lease and rental fleet and refinancing of the corporate aircraft.

Substantially all of the Company’s truck purchases are made on terms requiring payment within 15 days or less from the date the trucks are invoiced from the factory.  On September 20, 2005, the Company entered into a three-year floor plan financing agreement with GE Capital.  Interest under the floor plan financing agreement is payable monthly at a rate equal to LIBOR plus 1.68%.  The Company finances substantially all of the purchase price of its new truck inventory, and the loan value of its used truck inventory under the floor plan financing agreement with GE Capital, under which GE Capital pays the manufacturer directly with respect to new trucks. The Company makes monthly interest payments to GE Capital on the amount financed, but is not required to commence loan principal repayments on any vehicle until such vehicle has been floor planned for 12 months or is sold.  The agreement allows for prepayments and working capital advances with monthly adjustments to the interest due on outstanding advances.  On June 30, 2007, the Company had approximately $402.4 million outstanding under its floor plan financing agreement with GE Capital.

Substantially all of the Company’s new construction equipment purchases are financed by John Deere and CitiCapital. The Company finances substantially all of the purchase price of its new construction equipment inventory under its floor plan facilities. The Company’s floor plan agreement with John Deere provides an interest free financing period after which time the amount financed is required to be paid in full. When construction equipment is sold prior to the expiration of the interest free finance period, the Company is required to repay the principal within approximately ten days of the sale. If the construction equipment financed by John Deere is not sold within the interest free finance period, it is transferred to the CitiCapital floor plan arrangement.  The Company makes principal payments for sold inventory to CitiCapital on the 15th day of each month. Used and rental construction equipment is financed to a maximum of book value under a floor plan arrangement with CitiCapital.  The Company makes monthly interest payments on the amount financed and is required to commence loan principal repayments on rental construction equipment as book value reduces.  Principal payments for sold used construction equipment are made no later than the 15th day of each month following the sale. The loans are collateralized by a lien on the construction equipment.  The Company’s floor plan agreements limit the aggregate amount of borrowings based on the book value of new and used construction equipment units.  As of June 30, 2007, the Company’s floor plan arrangement with CitiCapital permits the financing of up to $13.5 million in construction equipment.  On June 30, 2007, the Company had $5.2 million outstanding under its floor plan financing arrangements with John Deere and $11.3 million outstanding under its floor plan financing arrangement with CitiCapital.

Backlog

On June 30, 2007, the Company’s backlog of truck orders was approximately $216.3 million as compared to a backlog of truck orders of approximately $676.8 million on June 30, 2006. The Company includes only confirmed orders in its backlog.  The Company sells the majority of its new trucks by customer special order, with the remainder sold out of inventory. The delivery time for a custom-ordered truck varies depending on the truck specifications and demand for the particular model ordered; however, due to the decreased demand for trucks with engines built after January 1, 2007, delivery times for heavy-duty trucks have decreased significantly from delivery times during peak demand in 2006.  As a result, purchasers of heavy-duty trucks do not need to place orders several months in advance and our backlog has significantly decreased.

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

Cyclicality

The Company’s business is dependent on a number of factors relating to general economic conditions, including fuel prices, interest rate fluctuations, economic recessions, environmental and other government regulations and customer business cycles. Unit sales of new trucks have historically been subject to substantial cyclical variation based on these general economic conditions.  According to data published by A.C.T. Research, in recent years total domestic retail sales of new Class 8 trucks have ranged from a low of approximately 140,000 in 2001 to a high of approximately 291,000 in 2006.  Class 8 trucks are defined by the American Automobile Association as trucks with a minimum gross vehicle weight rating above 33,000 pounds.  Domestic Class 8 unit sales are expected to decrease dramatically to approximately 163,000 units during 2007 according to A.C.T. Research.  Through geographic expansion, concentration on higher margin parts and service operations and diversification of its customer base, the Company attempts to reduce the negative impact on the Company’s earnings of adverse general economic conditions or cyclical trends affecting the heavy-duty truck industry.

Environmental Standards and Other Governmental Regulations

Our operations are subject to numerous federal, state and local laws and regulations, including laws and regulations designed to protect the environment by regulating the discharge of materials into the environment. EPA emission guidelines have a major impact on our operations.  The EPA mandated that diesel engine manufacturers meet new, stricter emissions guidelines regarding nitrous oxides for all engines built subsequent to January 1, 2007.  The 2007 emission guidelines caused the heavy-duty truck industry to experience a significant increase in demand for trucks during 2005, 2006 and the first quarter of 2007.    The Company expects this recent period of increased demand to be followed by a decrease in demand for heavy-duty trucks in the third and fourth quarters of 2007.  The severity of the decrease in demand for heavy-duty trucks will depend largely upon general economic conditions but the cost, reliability and efficiency of the new diesel engines will also impact demand.

The EPA has also mandated even stricter emissions guidelines regarding nitrous oxides for all diesel engines built subsequent to January 1, 2010.  If new diesel engine emission standards are implemented in 2010, we expect deliveries of heavy-duty and medium-duty trucks to significantly decrease in 2010 relative to 2009.  The EPA has also proposed regulations requiring emissions controls systems on 2010 and later heavy-duty and medium-duty trucks to be monitored for malfunctions via an onboard diagnostic system similar to those required in passenger vehicles since the mid-1990s, which could also impact demand for trucks.

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

The Company is exposed to some market risk through interest rates related to our floor plan borrowing arrangements, variable rate debt and discount rates related to finance sales.  Floor plan borrowings are based on the LIBOR and prime rates of interest and are used to meet working capital needs. As of June 30, 2007, the Company had floor plan borrowings of approximately $418.9 million.  Assuming an increase in the LIBOR or prime rates of interest of 100 basis points, annual interest expense could increase by approximately $4.2 million.  The Company provides all customer financing opportunities to various finance providers. The Company receives all finance charges in excess of a negotiated discount rate from the finance providers in the month following the date of the financing. The negotiated discount rate is variable, thus subject to interest rate fluctuations. This interest rate risk is mitigated by the Company’s ability to pass discount rate increases to customers through higher financing rates.

The Company is also exposed to some market risk through interest rates related to the investment of our current cash and cash equivalents of $165.7 million at June 30, 2007.  These funds are generally invested in highly liquid money market accounts, government-sponsored enterprises, corporate bonds and offset of floor plan debt that do not expose the Company to a loss of principal.  As such instruments mature and the funds are reinvested, we are exposed to changes in market interest rates. This risk is mitigated by management’s ongoing evaluation of the best investment rates available for current and noncurrent high quality investments. If market interest rates were to increase or decrease immediately and uniformly by 100 basis points, the Company’s annual interest income could correspondingly increase or decrease by approximately $1.7 million.  We have not used derivative financial instruments in our investment portfolio.

ITEM 4. Controls and Procedures.

The Company, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2007 to provide reasonable assurance that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There has been no change in the Company’s internal control over financial reporting that occurred during the three months ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A. Risk Factors.

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The Company did not make any unregistered sales of equity securities during the second quarter of 2007, nor did it repurchase any shares of its Class A Common Stock or Class B Common Stock during the second quarter of 2007.

ITEM 3.  Defaults Upon Senior Securities.

Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders.

The following matters were voted upon at the Annual Meeting of Shareholders held on May 22, 2007, and received the votes set forth below:

1.                                       All of the following persons nominated were reelected to serve as directors and received the number of votes set forth opposite their respective names:

Name	Number of Votes FOR	Number of Votes WITHHELD

W. Marvin Rush	8,007,540	81,845
W.M. “Rusty” Rush	8,008,485	86,959
Ronald J. Krause	8,008,107	93,269
John D. Rock	8,030,443	75,433
Harold D. Marshall	8,034,295	71,580
Thomas A. Akin	8,035,152	70,723

2.                                       A proposal to approve the adoption of the Rush Enterprises, Inc. 2007 Long-Term Incentive Plan received 5,260,242 votes FOR and 2,117,142 votes AGAINST, with 2,328 abstentions and 726,164 broker non-votes.

3.                                       A proposal to ratify the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm for the 2007 fiscal year received 8,098,379 votes FOR and 6,537 votes AGAINST, with 959 abstentions.

All three proposals submitted at the Annual Meeting of Shareholders held on May 22, 2007 received more than the number of favorable votes required for approval, and were therefore duly and validly approved by the Company’s shareholders.

ITEM 5.  Other Information.

Not Applicable

ITEM 6.  Exhibits.

Exhibit Number	Exhibit Title
3.1	Rush Enterprises, Inc. Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K (File No. 000-20797) filed May 24, 2007).

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

10.4

Second Amendment to Addendum to Wholesale Security Agreement, dated January 22, 2007, by and between General Electric Capital Corporation and Rush Medium Duty Truck Centers of Colorado, Inc., Rush Truck Centers of Alabama, Inc., Rush Truck Centers of Arizona, Inc., Rush Truck Centers of California, Inc., Rush Truck Centers of Colorado, Inc., Rush Truck Centers of Florida, Inc., Rush Truck Centers of Georgia, Inc., Rush Truck Centers of New Mexico, Inc., Rush Truck Centers of Oklahoma, Inc., Rush Truck Centers of Tennessee, Inc., and Rush Truck Centers of Texas, L.P. (incorporated herein by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K (File No. 000-20797) filed January 23, 2007).

10.5

Amendment to Wholesale Security Agreement, dated May 15, 2007, by and among General Electric Capital Corporation and Rush Truck Centers of Alabama, Inc., Rush Truck Centers of Arizona, Inc., Rush Truck Centers of California, Inc., Rush Medium Duty Truck Centers of Colorado, Inc., Rush Truck Centers of Colorado, Inc., Rush Truck Centers of Florida, Inc., Rush Truck Centers of Georgia, Inc., Rush Truck Centers of New Mexico, Inc., Rush Truck Centers of Oklahoma, Inc., Rush Truck Centers of Tennessee, Inc., Rush Truck Centers of Texas, L.P., Rush GMC Truck Center of El Paso, Inc., Rush GMC Truck Center of Phoenix, Inc., Rush GMC Truck Center of San Diego, Inc., and Rush GMC Truck Center of Tucson, Inc. (incorporated herein by reference to Exhibit 10.5 of the Company’s Current Report on
Form 8-K (File No. 000-20797) filed May 18, 2007).

10.6

Fourth Amendment to Addendum to Wholesale Security Agreement, dated May 21, 2007, by and among General Electric Capital Corporation and Rush Truck Centers of Alabama, Inc., Rush Truck Centers of Arizona, Inc., Rush Truck Centers of California, Inc., Rush Medium Duty Truck Centers of Colorado, Inc., Rush Truck Centers of Colorado, Inc., Rush Truck Centers of Florida, Inc., Rush Truck Centers of Georgia, Inc., Rush Truck Centers of New Mexico, Inc., Rush Truck Centers of Oklahoma, Inc., Rush Truck Centers of Tennessee, Inc., Rush Truck Centers of Texas, L.P., Rush GMC Truck Center of El Paso, Inc., Rush GMC Truck Center of Phoenix, Inc., Rush GMC Truck Center of San Diego, Inc., and Rush GMC Truck Center of Tucson, Inc. (incorporated herein by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K (File No. 000-20797) filed May 24, 2007).

10.7	Rush Enterprises, Inc. 2007 Long-Term Incentive Plan (incorporated herein by reference to Appendix A to the Company’s Proxy Statement filed April 17, 2007).

10.8	Form of Stock Option Agreement (incorporated herein by reference to Exhibit 4.4 of the Company’s Form S-8 (File No. 333-144821) filed July 24, 2007).

31.1*	Certification of CEO pursuant to Rules 13a-14(a) and 15d-14(a) adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of CFO pursuant to Rules 13a-14(a) and 15d-14(a) adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of CEO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of CFO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*   filed herewith

** furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RUSH ENTERPRISES, INC.

Date: August 9, 2007	By:	/S/ W.M. “RUSTY” RUSH
W.M. “Rusty” Rush
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2007	By:	/S/ STEVEN L. KELLER
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