Form 10-Q
period 2007-09-30
RUSH ENTERPRISES INC \TX\
filed 2007-11-09
CIK 1012019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Yes ☐            No ☒

                Indicated below is the number of shares outstanding of each of the issuer’s classes of common stock, as of October 31, 2007.

Number of
Shares
Title of Class	Outstanding
Class A Common Stock, $.01 Par Value	26,029,747
Class B Common Stock, $.01 Par Value	12,206,592

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2007 AND DECEMBER 31, 2006

 (In Thousands, Except Shares)

	September 30, 2007	December 31, 2006
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$176,601	$161,558
Accounts receivable, net	55,527	74,441
Inventories	386,036	484,696
Prepaid expenses and other	2,094	2,128
Deferred income taxes, net	7,894	7,496

Total current assets	628,152	730,319

Property and equipment, net	296,312	278,690

Goodwill, net	120,576	117,071

Other assets, net	2,108	2,330

Total assets	$1,047,148	$1,128,410

Liabilities and shareholders’ equity
Current liabilities:
Floor plan notes payable	$320,351	$446,354
Current maturities of long-term debt	26,211	25,999
Current maturities of capital lease obligations	3,266	2,933
Trade accounts payable	30,278	37,449
Accrued expenses	60,185	61,287
Total current liabilities	440,291	574,022

Long-term debt, net of current maturities	169,529	166,125
Capital lease obligations, net of current maturities	13,863	14,799
Deferred income taxes, net	38,344	33,856

Shareholders’ equity:
Preferred stock, par value $.01 per share; 1,000,000 shares authorized; 0 shares outstanding in 2007 and 2006	—	—
Common stock, par value $.01 per share; 60,000,000 class A shares and 20,000,000 class B shares authorized; 25,969,747 class A shares and 12,206,592 class B shares outstanding in 2007; 25,604,241 class A shares and 12,108,339 class B shares outstanding in 2006	382	377
Additional paid-in capital	176,109	169,801
Retained earnings	208,630	169,430

Total shareholders’ equity	385,121	339,608

Total liabilities and shareholders’ equity	$1,047,148	$1,128,410

The accompanying notes are an integral part of these consolidated financial statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Amounts)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006

Revenues:
New and used truck sales	$357,408	$504,281	$1,091,548	$1,291,345
Parts and service	123,690	113,183	361,488	330,499
Construction equipment sales	19,465	15,939	56,889	46,079
Lease and rental	13,457	10,978	38,779	30,546
Finance and insurance	5,457	4,717	17,234	13,787
Other	2,121	2,223	6,322	6,137

Total revenue	521,598	651,321	1,572,260	1,718,393

Cost of products sold:
New and used truck sales	329,629	470,208	1,006,229	1,197,678
Parts and service	73,433	65,330	211,477	193,677
Construction equipment sales	17,498	14,228	50,880	40,934
Lease and rental	11,297	8,472	32,712	23,506

Total cost of products sold	431,857	558,238	1,301,298	1,455,795

Gross profit	89,741	93,083	270,962	262,598

Selling, general and administrative	61,780	59,141	184,767	173,318

Depreciation and amortization	3,769	3,353	11,046	9,367

Operating income	24,192	30,589	75,149	79,913

Interest expense, net	3,444	4,235	12,505	11,299

Gain on sale of assets	91	(93)	247	(43)

Income before taxes	20,839	26,261	62,891	68,571

Provision for income taxes	7,711	9,849	23,691	25,714

Net income	$13,128	$16,412	$39,200	$42,857

Earnings per common share:
Basic	$.34	$.44	$1.03	$1.15
Diluted	$.34	$.43	$1.02	$1.13

Weighted average shares outstanding:
Basic	38,162	37,648	37,987	37,404
Diluted	38,653	37,898	38,391	37,832

The accompanying notes are an integral part of these consolidated financial statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

 (In Thousands)

(Unaudited)

	Nine Months Ended September 30,

	2007	2006

Cash flows from operating activities:
Net income	$39,200	$42,857
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	26,588	19,595
(Gain) on sale of property and equipment	(247)	(290)
Stock-based compensation expense related to stock options and employee stock purchases	2,862	2,285
Provision (benefit) for deferred income tax expense	4,090	(972)
Excess tax benefits from stock-based compensation	(1,619)	(2,217)
Change in accounts receivable, net	18,943	(17,360)
Change in inventories	109,050	(85,608)
Change in prepaid expenses and other, net	34	(152)
Change in trade accounts payable	(7,171)	3,275
Change in accrued expenses	501	17,756

Net cash provided by (used in) operating activities	192,231	(20,831)

Cash flows from investing activities:
Acquisition of property and equipment	(50,959)	(66,310)
Proceeds from the sale of property and equipment	4,397	4,038
Business acquisitions	(7,860)	(27,807)
Change in other assets	129	121

Net cash (used in) investing activities	(54,293)	(89,958)

Cash flows from financing activities:
Proceeds from long-term debt	29,130	57,500
Principal payments on long-term debt	(27,014)	(33,283)
Principal payments on capital lease obligations	(2,444)	(1,876)
Draws on lines of credit, net	—	(2,755)
Draws (payments) on floor plan notes payable, net	(126,003)	107,560
Debt issuance costs	(15)	(64)
Excess tax benefits from stock-based compensation	1,619	2,217
Issuance of shares relating to employee stock options and employee stock purchases	1,832	1,915

Net cash (used in) provided by financing activities	(122,895)	131,214

Net increase in cash and cash equivalents	15,043	20,425

Cash and cash equivalents, beginning of period	161,558	133,069

Cash and cash equivalents, end of period	$176,601	$153,494

Supplemental disclosure of cash flow information:
Cash paid during the period for-
Interest	$19,211	$18,758
Income taxes	$15,653	$21,276

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

                On September 20, 2007, our shareholders approved an amendment to Rush Enterprises, Inc.’s Restated Articles of Incorporation increasing the total number of authorized shares of Class A common stock from 40,000,000 to 60,000,000 and total number of authorized shares of Class B common stock from 10,000,000 to 20,000,000.  On the same date, our Board of Directors declared a 3-for-2 stock split of the Class A common stock and Class B common stock, to be effected in the form of a stock dividend.  On October 10, 2007, Rush Enterprises, Inc. distributed one additional share of stock for every two shares of Class A common stock, par value $0.01 per share, and Class B common stock, par value $0.01 per share, held by shareholders of record as of October 1, 2007.  All share and per share data (except par value) in this Form 10-Q have been adjusted and restated to reflect the stock split as if it occurred on the first day of the earliest period presented.

2 — Goodwill and Other Intangible Assets

      The Company is required to perform an annual impairment review of goodwill.  The Company performs its annual review during the fourth quarter of each year and, therefore, did not record an impairment charge related to goodwill during the third quarter of 2007.  Management is not aware of any impairment charge that may be required; however, a change in economic conditions, if one occurs, could result in an impairment charge in the future.

3 — Commitments and Contingencies

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

4 — Earnings Per Share

                The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Numerator:
Numerator for basic and diluted earnings per share, net income available to common shareholders	$13,128,000	$16,412,000	$39,200,000	$42,857,000

Denominator:
Denominator for basic earnings per share, adjusted weighted average shares outstanding	38,162,367	37,647,612	37,987,172	37,403,738
Effect of dilutive securities:
Employee and director stock options	490,476	250,872	404,013	428,348
Denominator for diluted earnings per share, adjusted weighted average shares outstanding and assumed conversions	38,652,843	37,898,484	38,391,185	37,832,086

Basic earnings per common share	$.34	$.44	$1.03	$1.15

Diluted earnings per common share and common share equivalents	$.34	$.43	$1.02	$1.13

5 — Stock Options

Valuation and Expense Information under SFAS 123(R)

                On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”), which requires the measurement and recognition of compensation expense for all share-based payment awards made to the Company’s employees and directors including employee stock options and employee stock purchases related to the Employee Stock Purchase Plan based on estimated fair values.  The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006.  Upon adoption of SFAS 123(R), the Company continues to use the Black-Scholes option-pricing model which was previously used for the Company’s pro forma information required under SFAS 123.  Stock-based compensation expense, included in selling, general and administrative expense, related to employee stock options and employee stock purchases under SFAS 123(R) for the three months ended September 30, 2007 was $0.5 million and for the three months ended September 30, 2006 was $0.4 million.  Stock-based compensation expense, included in selling, general and administrative expense, related to employee stock options and employee stock purchases under SFAS 123(R) for the nine months ended September 30, 2007 was $2.9 million and for the nine months ended September 30, 2006 was $2.3 million.  As of September 30, 2007, there was $4.3 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Rush Enterprises, Inc. Long-Term Incentive Plan to be recognized over a weighted-average period of 3.4 years.

6 — Acquisitions

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

                In August 2007, the Company purchased certain assets of San Luis Truck Service Garage, Inc., which consisted of a parts and service center in San Luis Obispo, California.  The Company is operating the facility as a Rush Truck Center offering parts and service.  The transaction was valued at approximately $0.8 million, with the purchase price paid in cash.

                The San Luis Truck Service Garage, Inc. acquisition was accounted for as a purchase; operations of the business acquired are included in the accompanying consolidated financial statements from the date of the acquisition.  Pro forma information is not included because San Luis Truck Service Garage, Inc.’s results of operations would not have a material effect on the Company’s financial statements.  The purchase price was allocated based on the fair values of the assets at the date of acquisition as follows (in thousands):

Inventories	$200
Property and equipment	36
Accounts receivable	1
Accrued expenses	(5)
Goodwill	584

Total	$816

                All of the goodwill acquired in the San Luis Truck Service Garage, Inc. acquisition will be amortized over 15 years for tax purposes.

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

                The Company accounts for intersegment sales and transfers as if the sales or transfers were to third parties; that is, at current market prices. There were no material intersegment sales during the quarters ended September 30, 2007 and 2006.

                                The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately because each business unit requires different technology and marketing strategies. Business units were maintained through expansion and acquisitions.  The following table contains summarized information about reportable segment profit or loss and segment assets for the periods ended September 30, 2007 and 2006 (in thousands):

	Truck Segment	Construction Equipment Segment	All Other	Totals

Three months ended September 30, 2007

Revenues from external customers	$491,502	$25,284	$4,812	$521,598
Segment income before taxes	18,720	2,266	(147)	20,839
Segment assets	993,842	26,010	27,296	1,047,148

Nine months ended September 30, 2007

Revenues from external customers	$1,484,949	$73,061	$14,250	$1,572,260
Segment income before taxes	56,697	6,092	102	62,891
Segment assets	993,842	26,010	27,296	1,047,148

Three months ended September 30, 2006

Revenues from external customers	$625,818	$20,662	$4,841	$651,321
Segment income before taxes	23,997	1,742	522	26,261
Segment assets	989,707	27,848	22,314	1,039,869

Nine months ended September 30, 2006

Revenues from external customers	$1,644,368	$59,849	$14,176	$1,718,393
Segment income before taxes	62,852	4,968	751	68,571
Segment assets	989,707	27,848	22,314	1,039,869

                Revenues from segments below the quantitative thresholds requiring them to be reported separately are attributable to three operating segments of the Company. These segments include a tire company, an insurance agency, and a hunting lease operation. None of these segments has ever met any of the quantitative thresholds that would require them to be reported separately.

8 — Income Taxes

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes how a company should recognize, measure, present and disclose uncertain tax positions that the company has taken or expects to take in its income tax returns.  FIN 48 requires that only income tax benefits meeting the “more likely than not” recognition threshold be recognized or continue to be recognized on its effective date.  As required, the Company has adopted the provisions of FIN 48 effective January 1, 2007.

As of January 1, 2007 and September 30, 2007, the Company included accruals for unrecognized income tax benefits totaling $1.4 million as a component of accrued liabilities.  The unrecognized tax benefits of $1.4 million, if recognized, would impact the Company’s effective tax rate.  The interest expense liability related to unrecognized tax benefits on January 1, 2007 was not material.  No amounts were accrued for penalties.

The Company does not anticipate a significant change in the amount of unrecognized tax benefits in the next 12 months.  As of the adoption date of FIN 48, the tax years ended December 31, 2002 through 2006 remained subject to examination by tax authorities.

9 — Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement” (“SFAS No. 157”).  SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, but does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  Early adoption is permitted.  The Company is currently evaluating the requirements of SFAS No. 157 and has not yet determined the impact, if any, on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”).  SFAS No. 159 allows entities the option to measure eligible financial instruments at fair value as of specified dates.  Such election, which may be applied on an instrument by instrument basis, is typically irrevocable once elected.  SFAS 159 is effective for fiscal years beginning after November 15, 2007, and early application is allowed under certain circumstances.  The Company is currently evaluating the requirements of SFAS No. 159 and has not yet determined the impact, if any, on the Company’s consolidated financial statements.

10 — Subsequent Event

                On October 10, 2007, Rush Enterprises, Inc. distributed one additional share of stock for every two shares of Class A common stock, par value $0.01 per share, and Class B common stock, par value $0.01 per share, held by shareholders of record as of October 1, 2007, thus completing a three-for-two stock split of the Company’s Class A common stock and Class B common stock.  All share and per share data (except par value) in this Form 10-Q have been adjusted and restated to reflect the stock split as if it occurred on the first day of the earliest period presented.

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

          The Company is a full-service, integrated retailer of premium transportation and construction equipment and related services.  The Company’s Rush Truck Centers sell trucks manufactured by Peterbilt Motors Company (a division of PACCAR, Inc.), Volvo, GMC, Hino, UD, Ford or Isuzu. The Company also operates a John Deere construction equipment dealership at its Rush Equipment Center in Houston, Texas. Through its strategically located network of Rush Truck Centers and its Rush Equipment Center, the Company provides one-stop service for the needs of its customers, including retail sales of new and used trucks and construction equipment, aftermarket parts sales, service and repair facilities, and financing, leasing and rental, and insurance products.

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

                In August 2007, the Company purchased certain assets of San Luis Truck Service Garage, Inc., which consisted of a parts and service center in San Luis Obispo, California.  The Company is operating the facility as a Rush Truck Center offering parts and service.  The transaction was valued at approximately $0.8 million, with the purchase price paid in cash.

                See Note 6—Acquisitions of the Notes to the Consolidated Financial Statements for a detailed discussion of the allocation of the purchase price of the Company’s acquisitions during 2007.

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

Goodwill

      The Company applies the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), in accounting for goodwill.  SFAS 142 requires that goodwill and other intangible assets that have indefinite useful lives may not be amortized, but instead must be tested at least annually for impairment, and intangible assets that have finite useful lives should continue to be amortized over their useful lives.  SFAS 142 also provides specific guidance for testing goodwill and other non-amortized intangible assets for impairment.  SFAS 142 requires management to make certain estimates and assumptions in order to allocate goodwill to reporting units and to determine the fair value of a reporting unit’s net assets and liabilities, including, among other things, an assessment of market condition, projected cash flows, interest rates and growth rates, which could significantly impact the reported value of goodwill and other intangible assets.  SFAS 142 requires, in lieu of amortization, an annual impairment review of goodwill.  The Company performs its annual review during the fourth quarter of each year and, therefore, did not record an impairment charge related to goodwill during the third quarter of 2007.  Management is not aware of any impairment charge that may be required; however, a change in economic conditions, if one occurs, could result in an impairment charge in the future.

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

Finance and Insurance Revenue Recognition

Finance income related to the sale of a unit is recognized when the finance contract is sold to a finance company.  The Company arranges financing for customers through various retail funding sources and receives a commission from the lender equal to either the difference between the interest rates charged to customers over the predetermined interest rates set by the financing institution or a commission for the placement of contracts. The Company also receives commissions from the sale of various insurance products and extended service contracts to customers.  Revenue is recognized by the Company upon the sale of such finance and insurance contracts to the finance and insurance companies net of a provision for estimated repossession losses and interest charge backs on finance contracts. The Company is not the obligor under any of these underlying contracts. In the case of finance contracts, a customer may prepay, or fail to pay, thereby terminating the underlying contract. If the customer terminates a retail finance contract or other insurance product prior to scheduled maturity, a portion of the commissions previously paid to the Company may be charged back to the Company depending on the terms of the relevant contracts. The estimate of ultimate charge back exposure is based on the Company’s historical charge back expense arising from similar contracts, including the impact of refinance and default rates on retail finance contracts and cancellation rates on other insurance products. The actual amount of historical charge-backs has not been significantly different than the Company’s estimates.

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

Stock Split

                On September 20, 2007, our shareholders approved an amendment to Rush Enterprises, Inc.’s Restated Articles of Incorporation increasing the total number of authorized shares of Class A common stock from 40,000,000 to 60,000,000 and total number of authorized shares of Class B common stock from 10,000,000 to 20,000,000.  On the same date, our Board of Directors declared a 3-for-2 stock split of the Class A common stock and Class B common stock, to be effected in the form of a stock dividend. On October 10, 2007, Rush Enterprises, Inc. distributed one additional share of stock for every two shares of Class A common stock, par value $0.01 per share, and Class B common stock, par value $0.01 per share, held by shareholders of record as of October 1, 2007.  All share and per share data (except par value) in this Form 10-Q have been adjusted and restated to reflect the stock split as if it occurred on the first day of the earliest period presented.

Results of Operations

                The following discussion and analysis includes the Company’s historical results of operations for the three months and nine months ended September 30, 2007 and 2006.

                The following table sets forth for the periods indicated certain financial data as a percentage of total revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2007	2006	2007	2006

New and used truck sales	68.5%	77.4%	69.4%	75.2%
Parts and service	23.7	17.4	23.0	19.2
Construction equipment sales	3.7	2.5	3.6	2.7
Lease and rental	2.6	1.7	2.5	1.8
Finance and insurance	1.1	0.7	1.1	0.8
Other	0.4	0.3	0.4	0.3
Total revenues	100.0	100.0	100.0	100.0
Cost of products sold	82.8	85.7	82.8	84.7
Gross profit	17.2	14.3	17.2	15.3
Selling, general and administrative	11.8	9.1	11.8	10.1
Depreciation and amortization	0.7	0.5	0.7	0.5
Operating income	4.7	4.7	4.7	4.7
Interest expense, net	0.7	0.7	0.8	0.7
Income before income taxes	4.0	4.0	3.9	4.0
Provision for income taxes	1.5	1.5	1.5	1.5
Net Income	2.5%	2.5%	2.4%	2.5%

                The following table sets forth the unit sales and revenue for new heavy-duty, new medium-duty and used trucks and the absorption rate for the periods indicated (revenue in thousands).  The table below does not include revenue related to glider kits, trailers, bodies and other new equipment related to truck sales:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2007	2006	% Change	2007	2006	% Change
Truck unit sales:
New heavy-duty trucks	1,820	3,512	(48.2)%	5,719	8,506	(32.8)%
New medium-duty trucks	1,520	1,109	37.1%	4,283	3,185	34.5%
Total new truck unit sales	3,340	4,621	(27.7)%	10,002	11,691	(14.4)%

Used truck unit sales	1,032	999	3.3%	3,093	3,011	2.7%

Truck revenue:
New heavy-duty trucks	$223.4	$390.6	(42.8)%	$689.5	$960.2	(28.2)%
New medium-duty trucks	75.7	59.6	27.0%	225.5	174.6	29.2%
Total new truck revenue	$299.1	$450.2	(33.6)%	$915.0	$1,134.8	(19.4)%

Used truck revenue	$52.7	$49.2	7.1%	$158.1	$142.9	10.6%

Absorption rate:	105.1%	104.5%	0.6%	105.3%	105.0%	0.3%

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

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006

The Class 8 truck market continued to soften in the third quarter of 2007.  The Company expects industry Class 8 deliveries to remain soft for the remainder of the year and into 2008.  The Company anticipates that Class 8 order intake will increase beginning in the first half 2008, but deliveries will not begin to increase significantly until the second half of 2008.  Normal customer trade cycles and new diesel engine emission regulations scheduled to take effect in 2010 will likely result in increased Class 8 truck orders beginning in the first half of 2008.  The magnitude of the 2008 and 2009 pre-buy will depend upon the general economic conditions in the U.S., among other factors.  It is difficult to forecast future demand for trucks because of the current uncertainty with regard to U.S. economic conditions.  A.C.T. Research Co., LLC (“A.C.T. Research”), a truck industry data and forecasting service provider, currently predicts retail sales of Class 8 trucks to increase 20.6% in 2008 relative to 2007.

While industry deliveries of U.S. Class 8 units are down 43.0% for the first nine months of the year, according to A.C.T. Research, the Company’s Class 8 deliveries are only down 32.8%.  The Company’s Class 4 through 7 (medium-duty) truck sales increased 34% year-to-date compared to the industry’s overall decrease of 7.6%.  This increase is a direct result of the Company’s focus to penetrate the medium-duty market segment in recent years by providing a knowledgeable, dedicated sales staff and offering a breadth of products to meet the varied needs of the medium-duty customer base.  The Company expects medium-duty truck sales will continue to grow as the Company’s medium-duty franchises mature in their respective markets and the Company strengthens relationships with its customers in this segment.

The Company’s parts, service and body shop sales increased 9.3% in the third quarter of 2007 compared to the third quarter of 2006.  The Company’s overall absorption rate increased to 105.1%, in the third quarter of 2007 compared to 104.5% in the third quarter of 2006, while the Company’s year-to-date same store absorption rate increased to 106.1% in the third quarter of 2007 compared to 105.0% in the third quarter of 2006.

In the first nine months of 2007, the Company increased its construction equipment segment revenue by 22%.

The Company is continuing its strategic focus to improve the quality of earnings by building a network that is diverse in product offerings, customer base and geography.

Revenues

          Revenues decreased $129.7 million, or 19.9%, in the third quarter of 2007 compared to the third quarter of 2006.  Sales of new and used trucks decreased $146.9 million, or 29.1%, in the third quarter of 2007 compared to the third quarter of 2006.  This decrease in new and used truck revenue is primarily due to decreased sales of new Class 8 trucks due to the diesel engine emissions guidelines that caused a pre-buy of Class 8 trucks in 2006 and has decreased demand for new Class 8 trucks with engines built subsequent to January 1, 2007.

                The Company’s unit sales of new Class 8 trucks decreased 48.2% in the third quarter of 2007 compared to the third quarter of 2006.  According to A.C.T. Research, U.S. Class 8 truck sales decreased approximately 55% in the third quarter of 2007 compared to the third quarter of 2006.  In 2006, the Company retained a 4.1% share of the Class 8 truck sales market in the U.S.  The Company expects its share to range between 4.5% and 5.0% of the U.S. Class 8 truck sales market in 2007, which would result in the sale of approximately 7,200 to 7,500 Class 8 trucks based on A.C.T. Research’s current 2007 U.S. retail sales estimates of 157,000 units.

                The Company’s unit sales of new medium-duty trucks increased 37.1% in the third quarter of 2007 compared to the third quarter of 2006.  Acquisitions during the past year have contributed to this increase in unit sales of medium-duty trucks.  Overall, new medium-duty truck sales revenue increased approximately $16.1 million, or 27.0%, in the third quarter of 2007 compared to the third quarter of 2006.  A.C.T. Research currently expects a 7.6% decline in United States retail sales of Class 4, 5, 6, and 7 medium-duty trucks.  In 2006, the Company achieved a 1.7% share of the Class 4 through 7 truck sales market in the U.S.  The Company expects its share to be approximately 2.3% of the U.S. Class 4 through 7 truck sales market in 2007, which would result in the sale of approximately 5,700 Class 4 through 7 trucks based on A.C.T. Research’s current 2007 U.S. retail sales estimates of 256,000 units.

                Unit sales of used trucks increased 7.1% in the third quarter of 2007 compared to the third quarter of 2006.  Used truck average revenue per unit increased by approximately 3.7%.  Used truck sales are largely dependent upon our ability to acquire quality used trucks and maintain an adequate used truck inventory.  The Company expects to sell approximately 4,100 used trucks in 2007 compared to 4,005 in 2006.

                Parts and service sales increased $10.5 million, or 9.3%, in the third quarter of 2007 compared to the third quarter of 2006.  The parts and service sales increase was consistent with management’s expectations, which take into account general economic conditions, successful business development, acquisitions and price increases for parts and labor.

                Sales of new and used construction equipment increased $3.5 million, or 22.0%, in the third quarter of 2007 compared to the third quarter of 2006.  John Deere’s market share in the Houston area construction equipment market, which includes shipments of John Deere equipment to customers that did not purchase such equipment from the Rush Equipment Center, increased to 24.2% in the nine month period ended September 30, 2007 from 24.1% in the nine month period ended September 30, 2006.  The Company’s market share in the Houston area construction equipment market increased to 19.5% in the nine month period ended September 30, 2007 from 18.6% in the nine month period ended September 30, 2006.  The Company believes it can maintain its market share in the Houston area at approximately 19.0% — 22.0% for the year ended 2007.

Truck lease and rental revenues increased $2.5 million, or 22.7%, in the third quarter of 2007 compared to the third quarter of 2006.  This increase in lease and rental revenue is largely due to the increased number of units in the lease and rental fleet in the third quarter of 2007 compared to the third quarter of 2006.

                Finance and insurance revenues increased $0.7 million, or 14.9%, in the third quarter of 2007 compared to the third quarter of 2006.  The Company arranged financing on a higher percentage of trucks it sold during the third quarter of 2007 than it did in the third quarter of 2006.  The Company expects finance income from new Class 8 truck sales to decrease during the remainder of 2007 compared to 2006 because of the expected decline in new Class 8 truck sales.  However, this decrease will be offset by increases in finance and insurance revenue from medium-duty truck sales and insurance revenue resulting from product expansion and recent acquisitions.  The Company expects overall finance and insurance revenue to increase slightly in 2007 compared to 2006.  Finance and insurance revenues have limited direct costs and, therefore, contribute a disproportionate share of the Company’s operating profits.

                Other income decreased $0.1 million, or 4.5%, in the third quarter of 2007 compared to the third quarter of 2006.  Other income consists primarily of document fees on truck sales, the gain on sale realized on trucks from the lease and rental fleet, and commissions earned from John Deere for direct manufacturer sales into our area of responsibility.

Gross Profit

                Gross profit decreased $3.3 million, or 3.5%, in the third quarter of 2007 compared to the third quarter of 2006.  Gross profit as a percentage of sales increased to 17.2% in the third quarter of 2007 from 14.3% in the third quarter of 2006.  This increase is primarily a result of a change in our product sales mix.  Truck sales, a lower margin revenue item, decreased as a percentage of total revenue to 68.5% in the third quarter of 2007 from 77.4% in the third quarter of 2006.  Parts and service revenue, a higher margin revenue item, increased as a percentage of total revenue to 23.7% in the third quarter of 2007 from 17.4% in the third quarter of 2006.

                Gross margins on Class 8 truck sales increased to 8.6% in the third quarter of 2007 from 6.6% in the third quarter of 2006.  The Company’s 2007 gross margins on Class 8 trucks increased due to the change in the mix of sales to non-fleet customers.  For the remainder of 2007, the Company expects overall gross margins from Class 8 truck sales of approximately 7.5% to 8.5% depending upon the premium customers are willing to pay for our remaining trucks with engines built prior to December 31, 2006, the mix of sales to fleet versus non-fleet customers, and the level of manufacturer incentives.

          Gross margins on medium-duty truck sales decreased to 5.3% in the third quarter of 2007 from 6.0% in the third quarter of 2006.  For the remainder of 2007, the Company expects overall gross margins from medium-duty truck sales of approximately 5.5% to 7.0%.  The Company’s gross margins on medium-duty trucks are difficult to forecast accurately because gross margins vary significantly depending upon the mix of fleet and non-fleet purchasers and types of medium-duty trucks sold.

          Gross margins on used truck sales decreased to 8.7% in the third quarter of 2007 from 9.3% in the third quarter of 2006.  The decrease in gross margins on used trucks during the third quarter of 2007 is primarily due to the mix of used trucks sold.  The Company believes it will be able to continue to achieve margins of approximately 8.0% to 9.0% during the remainder of 2007.

                Gross margins from the Company’s parts, service and body shop operations decreased to 40.6% in the third quarter of 2007 from 42.3% in the third quarter of 2006.  This decrease in gross margins is mainly attributable to the Company receiving higher parts purchase discounts in the third quarter of 2006 compared to the third quarter of 2007.  Gross profit for the parts, service and body shop departments increased to $50.3 million in the third quarter of 2007 from $47.9 million in the third quarter of 2006.  The Company expects to maintain gross margins on parts, service and body shop operations of approximately 40.0% to 42.0% during the remainder of 2007.

                Gross margins on new and used construction equipment sales decreased to 10.1% in the third quarter of 2007 from 10.7% in the third quarter of 2006.  Gross margins on new and used construction equipment can fluctuate depending on the mix of products sold.  The Company expects 2007 gross margins to remain in a range of approximately 10.0% as the Company attempts to increase its market share.

                Gross margins from truck lease and rental sales decreased to 16.1% in the third quarter of 2007 from approximately 22.8% in the third quarter of 2006.  The decrease in the gross margin from lease and rental sales is primarily due to the decline in the utilization of the rental fleet, which is a result of the additions to our rental fleet in 2006.   We expect gross margins of approximately 15.0% to 16.0% during the remainder of 2007.  The Company’s policy is to depreciate its lease and rental fleet using a straight line method over the customer’s contractual lease term.  The lease unit is depreciated to a residual value that approximates fair value at the expiration of the lease term.  This policy results in the Company realizing reasonable gross margins while the unit is in service and a corresponding gain or loss on sale when the unit is sold at the end of the lease term.

                Finance and insurance revenues and other income, as described above, has limited direct costs and, therefore, contributes a disproportionate share of gross profit.

Selling, General and Administrative Expenses

      Selling, general and administrative (“SG&A”) expenses increased $2.6 million, or 4.4%, in the third quarter of 2007 compared to the third quarter of 2006.  SG&A expenses as a percentage of sales were 11.8% in the third quarter of 2007 compared to 9.1% in the third quarter of 2006.  Annually, SG&A expenses as a percentage of revenue have historically ranged from 10.0% to 16.0%.  In the third quarter of 2007, the selling portion of SG&A expenses, which consists primarily of commissions on truck sales, decreased 16.0% and the general and administrative portion of SG&A increased 7.8% compared to the third quarter of 2006.  The general and administrative portion of SG&A will increase approximately 5% to 10% in 2007 due to the effect of inflation and acquisitions made in 2006 and early 2007.  The selling portion of SG&A varies based on the gross profit derived from truck sales.

Interest Expense, Net

      Net interest expense decreased $0.8 million, or 19.0%, in the third quarter of 2007 compared to the third quarter of 2006.  This decrease is net interest expense is primarily due to the decrease in floor plan notes payable and increased earnings on the Company’s investment of available cash.

Income before Income Taxes

          Income before income taxes decreased $5.4 million, or 20.5%, in the third quarter of 2007 compared to the third quarter of 2006.  The Company expects income for the remainder of 2007 to decrease compared to 2006 because of the expected significant decrease in Class 8 truck sales during the remainder of 2007 relative to 2006.

Provision for Income Taxes

          Income taxes decreased $2.1 million, or 21.4%, in the third quarter of 2007 compared to the third quarter of 2006.  The Company provided for taxes at an effective rate of 37.0% in the third quarter of 2007 and 37.5% in the third quarter of 2006.

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006

Unless otherwise stated below, the Company’s variance explanations and future expectations with regard to the items discussed in this section are set forth in the discussion of the “Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006.”

Revenues

          Revenues decreased $146.1 million, or 8.5%, in the first nine months of 2007 compared to the first nine months of 2006.  Sales of new and used trucks decreased $199.8 million, or 15.5%, in the first nine months of 2007 compared to the first nine months of 2006.

                Unit sales of new Class 8 trucks decreased 32.8% in the first nine months of 2007 compared to the first nine months of 2006.  The Class 8 truck sales market in the U.S. decreased 43.0% in the first nine months of 2007 compared to the first nine months of 2006 according to estimates of A.C.T. Research.

                Unit sales of new medium-duty trucks increased 34.5% in the first nine months of 2007 compared to the first nine months of 2006.  Overall, new medium-duty truck sales revenue increased approximately $50.9 million, or 29.2%, in the first nine months of 2007 compared to the first nine months of 2006.

                Unit sales of used trucks increased 2.7% in the first nine months of 2007 compared to the first nine months of 2006.  Used truck average revenue per unit increased by approximately 7.7%.

                Parts and service sales increased $31.0 million, or 9.4%, in the first nine months of 2007 compared to the first nine months of 2006.

                Sales of new and used construction equipment increased $10.8 million, or 23.4%, in the first nine months of 2007 compared to the first nine months of 2006.

Truck lease and rental revenues increased $8.2 million, or 26.9%, in the first nine months of 2007 compared to the first nine months of 2006.

                Finance and insurance revenues increased $3.4 million, or 24.6%, in the first nine months of 2007 compared to the first nine months of 2006.  Finance and insurance revenues have limited direct costs and, therefore, contribute a disproportionate share of the Company’s operating profits.

                Other income increased $0.2 million, or 3.3%, in the first nine months of 2007 compared to the first nine months of 2006.

Gross Profit

                Gross profit increased $8.4 million, or 3.2%, in the first nine months of 2007 compared to the first nine months of 2006.  Gross profit as a percentage of sales increased to 17.2% in the first nine months of 2007 from 15.3% in the first nine months of 2006.  This increase is primarily a result of a change in our product sales mix.  Truck sales, a lower margin revenue item, decreased as a percentage of total revenue to 69.4% in the first nine months of 2007 from 75.1% in the first nine months of 2006.  Parts and service revenue, a higher margin revenue item, increased as a percentage of total revenue to 23.0% in the first nine months of 2007 from 19.2% in the first nine months of 2006.

                Gross margins on Class 8 truck sales increased to 8.5% in the first nine months of 2007 from 7.2% in the first nine months of 2006.

          Gross margins on medium-duty truck sales decreased to 5.5% in the first nine months of 2007 from 6.6% in the first nine months of 2006.

          Gross margins on used truck sales decreased slightly to 8.8% in the first nine months of 2007 from 9.1% in the first nine months of 2006.

                Gross margins from the Company’s parts, service and body shop operations increased slightly to 41.5% in the first nine months of 2007 from 41.4% in the first nine months of 2006.  Gross profit for the parts, service and body shop departments increased to $150.0 million in the first nine months of 2007 from $136.8 million in the first nine months of 2006.

                Gross margins on new and used construction equipment sales decreased to 10.6% in the first nine months of 2007 from 11.2% in the first nine months of 2006.  This decrease in gross margins is attributable to the Company’s efforts to increase its market share in the Houston area, which has required the Company to sell construction equipment at lower margins.

                Gross margins from truck lease and rental sales decreased to 15.6% in the first nine months of 2007 from approximately 23.0% in the first nine months of 2006.  The Company expects gross margins from lease and rental sales of approximately 15.0% to 18.0% in 2007.

                Finance and insurance revenues and other income, as described above, has limited direct costs and, therefore, contributes a disproportionate share of gross profit.

Selling, General and Administrative Expenses

      Selling, general and administrative (“SG&A”) expenses increased $11.4 million, or 6.6%, in the first nine months of 2007 compared to the first nine months of 2006.  SG&A expenses as a percentage of sales were 11.8% in the first nine months of 2007 compared to 10.1% in the first nine months of 2006.

Interest Expense, Net

      Net interest expense increased $1.2 million, or 10.6%, in the first nine months of 2007 compared to the first nine months of 2006.  To take advantage of increased demand for trucks with diesel engines manufactured prior to January 1, 2007, the Company maintained higher levels of truck inventory in the first half of 2007 than it has traditionally maintained, which increased the Company’s floor plan notes payable.

Income before Income Taxes

          Income before income taxes decreased $5.7 million, or 8.3%, in the first nine months of 2007 compared to the first nine months of 2006.  The Company believes that income before income taxes will decrease in 2007 compared to 2006 because of the expected significant decrease in heavy-duty truck sales during the remainder of 2007 relative to 2006.

Provision for Income Taxes

          Income taxes decreased $2.0 million, or 7.8%, in the first nine months of 2007 compared to the first nine months of 2006.  The Company provided for taxes at an effective rate of 37.7% in the first nine months of 2007 and 37.5% in the first nine months of 2006.

Liquidity and Capital Resources

The Company’s short-term cash requirements are primarily for working capital, inventory financing, the improvement and expansion of existing facilities, and the construction of new facilities.  Historically, these cash requirements have been met through the retention of profits and borrowings under our floor plan arrangements. As of September 30, 2007, the Company had working capital of approximately $187.9 million, including $176.6 million in cash available to fund our operations.

The Company may request working capital advances in the minimum amount of $100,000 from General Electric Capital Corporation (“GE Capital”), its primary truck lender.  However, such working capital advances may not cause the total indebtedness owed GE Capital to exceed an amount equal to the wholesale advances made against the then current inventory less any payment reductions then due.  There were no working capital advances outstanding under this agreement at September 30, 2007.

                The Company has a secured line of credit that provides for a maximum borrowing of $8.0 million.  There were no advances outstanding under this secured line of credit at September 30, 2007, however, $6.3 million was pledged to secure various letters of credit related to self-insurance products, leaving $1.7 million available for future borrowings as of September 30, 2007.

The Company signed agreements with SAP America, Inc and Titan Technology Partners, Limited to purchase and implement SAP enterprise software and a new SAP dealership management system.  The cost of the SAP software and implementation is estimated between $12.0 million and $15.0 million.  As of September 30, 2007, the Company has incurred costs of $9.5 million on the SAP software and initial implementation.  The Company has no other material commitments for capital expenditures as of September 30, 2007.  However, the Company will continue to purchase vehicles that are necessary to operate its lease and rental division.  Furthermore, management will continue to authorize capital expenditures for improvement and expansion of dealership facilities based on market opportunities.

Cash Flows

Cash and cash equivalents increased by $15.0 million during the nine months ended September 30, 2007 and increased by $20.4 million during the nine months ended September 30, 2006.  The major components of these changes are discussed below.

Cash Flows from Operating Activities

                Cash flows from operating activities include net income adjusted for non-cash items and the effects of changes in working capital.  During the first nine months of 2007, operating activities resulted in net cash provided by operations of $192.2 million.  Cash provided by operating activities was primarily impacted by the decrease in accounts receivable and the decrease in inventory.  During the first nine months of 2006, operating activities resulted in net cash used in operations of $20.8 million.

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

	Nine Months Ended September 30,
	2007	2006

Net cash provided by (used in) operating activities as reported	$192,231	$(20,831)
(Payments) draws on floor plan notes payable as reported	(126,003)	107,560

Net cash provided by operating activities including all floor plan notes payable	$66,228	$86,729

Cash Flows from Investing Activities

          Cash flows from investing activities consist primarily of cash used for capital expenditures and business acquisitions.  During the first nine months of 2007, the Company used $54.3 million in investing activities. Capital expenditures consisted of purchases of property and equipment, and improvements to our existing dealership facilities of $51.0 million. Property and equipment purchases during the first nine months of 2007 consisted of $27.3 million for additional units for the rental and leasing operations, which was directly offset by borrowings of long-term debt.  The Company expects to purchase trucks worth approximately $40.0 million for its leasing operations in 2007 depending on customer demand.  During 2007, the Company expects to make capital expenditures for recurring items such as computers, shop equipment and vehicles of approximately $12.0 million in addition to $9.0 million for the SAP software implementation described above.  Cash used in business acquisitions was $7.9 million during the first nine months of 2007.  See Note 6 - Acquisitions of the Notes to Consolidated Financial Statements for a detailed discussion of these acquisitions.

          During the first nine months of 2006, cash used in investing activities was $90.0 million.  Capital expenditures consisted of purchases of property and equipment, and improvements to our existing dealership facilities of $66.3 million.  Property and equipment purchases during the first nine months of 2006 consisted of $33.5 million of additional units for the rental and leasing operations, which was directly offset by borrowings of long-term debt.   Cash used in business acquisitions was $27.8 million during the first nine months of 2006.

Cash Flows from Financing Activities

Cash flows from financing activities include borrowings and repayments of long-term debt and net proceeds of floor plan notes payable.  Cash used in financing activities was $122.9 million during the first nine months of 2007. The Company had borrowings of long-term debt of $29.1 million and repayments of long-term debt of $27.0 million during the first nine months of 2007.   The Company had net payments of floor plan notes payable of $126.0 million during the first nine months of 2007.  The borrowings of long-term debt were primarily related to the increase in the lease and rental fleet.

Cash provided by financing activities was $131.2 million during the first nine months of 2006.  The Company had borrowings of long-term debt of $57.5 million and repayments of long-term debt of $33.3 million during the first nine months of 2006.  The Company had net draws of floor plan notes payable of $107.6 million during the first nine months of 2006.  The borrowings of long-term debt were primarily related to the increase in the lease and rental fleet and refinancing of the corporate aircraft.

                Substantially all of the Company’s truck purchases are made on terms requiring payment within 15 days or less from the date the trucks are invoiced from the factory.  On August 15, 2007, the Company entered into an Amended and Restated Wholesale Security Agreement with GE Capital, which was effective August 1, 2007.  Interest under the floor plan financing agreement is payable monthly and the rate varies from LIBOR plus 1.15% to 1.50% depending on the average aggregate month-end balance of debt.  The Company finances substantially all of the purchase price of its new truck inventory, and the loan value of its used truck inventory under the floor plan financing agreement with GE Capital, under which GE Capital pays the manufacturer directly with respect to new trucks. The Company makes monthly interest payments to GE Capital on the amount financed, but is not required to commence loan principal repayments on any vehicle until such vehicle has been floor planned for 12 months or is sold.  The agreement allows for prepayments and working capital advances with monthly adjustments to the interest due on outstanding advances.  On September 30, 2007, the Company had approximately $307.2 million outstanding under its floor plan financing agreement with GE Capital.

                Substantially all of the Company’s new construction equipment purchases are financed by John Deere and CitiCapital. The Company finances substantially all of the purchase price of its new construction equipment inventory under its floor plan facilities. The Company’s floor plan agreement with John Deere provides an interest free financing period after which time the amount financed is required to be paid in full. When construction equipment is sold prior to the expiration of the interest free finance period, the Company is required to repay the principal within approximately ten days of the sale. If the construction equipment financed by John Deere is not sold within the interest free finance period, it is transferred to the CitiCapital floor plan arrangement.  The Company makes principal payments for sold inventory to CitiCapital on the 15th day of each month. Used and rental construction equipment is financed to a maximum of book value under a floor plan arrangement with CitiCapital.  The Company makes monthly interest payments on the amount financed and is required to commence loan principal repayments on rental construction equipment as book value reduces.  Principal payments for sold used construction equipment are made no later than the 15th day of each month following the sale. The loans are collateralized by a lien on the construction equipment.  The Company’s floor plan agreements limit the aggregate amount of borrowings based on the book value of new and used construction equipment units.  As of September 30, 2007, the Company’s floor plan arrangement with CitiCapital permits the financing of up to $13.5 million in construction equipment.  On September 30, 2007, the Company had $1.6 million outstanding under its floor plan financing arrangements with John Deere and $11.5 million outstanding under its floor plan financing arrangement with CitiCapital.

Backlog

On September 30, 2007, the Company’s backlog of truck orders was approximately $198.4 million as compared to a backlog of truck orders of approximately $404.6 million on September 30, 2006. The Company includes only confirmed orders in its backlog.  The Company sells the majority of its new trucks by customer special order, with the remainder sold out of inventory. The delivery time for a custom-ordered truck varies depending on the truck specifications and demand for the particular model ordered; however, due to the decreased demand for trucks with engines built after January 1, 2007, delivery times for heavy-duty trucks have decreased significantly from delivery times during peak demand in 2006.  As a result, purchasers of heavy-duty trucks do not need to place orders several months in advance and our backlog has significantly decreased.

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

Cyclicality

                The Company’s business is dependent on a number of factors relating to general economic conditions, including fuel prices, interest rate fluctuations, economic recessions, environmental and other government regulations and customer business cycles. Unit sales of new trucks have historically been subject to substantial cyclical variation based on these general economic conditions.  According to data published by A.C.T. Research, in recent years total domestic retail sales of new Class 8 trucks have ranged from a low of approximately 140,000 in 2001 to a high of approximately 291,000 in 2006.  Class 8 trucks are defined by the American Automobile Association as trucks with a minimum gross vehicle weight rating above 33,000 pounds.  Domestic Class 8 unit sales are expected to decrease dramatically to approximately 157,000 units during 2007 according to A.C.T. Research.  Through geographic expansion, concentration on higher margin parts and service operations and diversification of its customer base, the Company attempts to reduce the negative impact on the Company’s earnings of adverse general economic conditions or cyclical trends affecting the heavy-duty truck industry.

Environmental Standards and Other Governmental Regulations

                Our operations are subject to numerous federal, state and local laws and regulations, including laws and regulations designed to protect the environment by regulating the discharge of materials into the environment. EPA emission guidelines have a major impact on our operations.  The EPA mandated that diesel engine manufacturers meet new, stricter emissions guidelines regarding nitrous oxides for all engines built subsequent to January 1, 2007.  The 2007 emission guidelines caused the heavy-duty truck industry to experience a significant increase in demand for trucks during 2005, 2006 and the first quarter of 2007.    The Company expects this recent period of increased demand to be followed by a decrease in demand for heavy-duty trucks into the first half of 2008.  The severity of the decrease in demand for heavy-duty trucks will depend largely upon general economic conditions but the cost, reliability and efficiency of the new diesel engines may also impact demand.

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

                The Company is exposed to some market risk through interest rates related to our floor plan borrowing arrangements, variable rate debt and discount rates related to finance sales.  Floor plan borrowings are based on the LIBOR and prime rates of interest and are used to meet working capital needs. As of September 30, 2007, the Company had floor plan borrowings of approximately $320.4 million.  Assuming an increase in the LIBOR or prime rates of interest of 100 basis points, annual interest expense could increase by approximately $3.2 million.  The Company provides all customer financing opportunities to various finance providers. The Company receives all finance charges in excess of a negotiated discount rate from the finance providers in the month following the date of the financing. The negotiated discount rate is variable, thus subject to interest rate fluctuations. This interest rate risk is mitigated by the Company’s ability to pass discount rate increases to customers through higher financing rates.

                The Company is also exposed to some market risk through interest rates related to the investment of our current cash and cash equivalents of $176.6 million at September 30, 2007.  These funds are generally invested in highly liquid money market accounts, government-sponsored enterprises, corporate bonds and offset of floor plan debt that do not expose the Company to a loss of principal.  As such instruments mature and the funds are reinvested, we are exposed to changes in market interest rates. This risk is mitigated by management’s ongoing evaluation of the best investment rates available for current and noncurrent high quality investments. If market interest rates were to increase or decrease immediately and uniformly by 100 basis points, the Company’s annual interest income could correspondingly increase or decrease by approximately $1.8 million.  We have not used derivative financial instruments in our investment portfolio.

ITEM 4. Controls and Procedures.

                The Company, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2007 to provide reasonable assurance that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

                There has been no change in the Company’s internal control over financial reporting that occurred during the three months ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The Company did not make any unregistered sales of equity securities during the third quarter of 2007, nor did it repurchase any shares of its Class A common stock or Class B common stock during the third quarter of 2007.

ITEM 3.  Defaults Upon Senior Securities.

          Not Applicable

ITEM 4.  Submission of Matters to a Vote of Security Holders.

          At a Special Meeting of Shareholders held on September 20, 2007, the Company’s shareholders voted on a proposal to amend the Company’s Restated Articles of Incorporation to increase the total number of shares of Class A common stock that the Company is authorized to issue from 40,000,000 to 60,000,000 and to increase the total number of shares of Class B common stock that the Company is authorized to issue from 10,000,000 to 20,000,000.  This proposal received the following vote:

	Class A common stock	Class B common stock

Votes “For”	804,718	7,715,251
Votes “Against”	8,088	61,059
Abstentions	253	600
Broker Non-Votes	None	None

This proposal submitted at the Special Meeting of Shareholders held on September 20, 2007 received more than the number of favorable votes required for approval, and was therefore duly and validly approved by the Company’s shareholders.

ITEM 5.  Other Information.

Not Applicable

ITEM 6.  Exhibits.

Exhibit Number	Exhibit Title
3.1

Articles of Amendment to the Restated Articles of Incorporation of Rush Enterprises, Inc. (incorporated herein by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K (File No. 000-20797) filed September 20, 2007).

10.1

Amended Restated Wholesale Security Agreement, dated August 15, 2007, by and among Rush Truck Centers of Alabama, Inc., Rush Truck Centers of Arizona, Inc., Rush Truck Centers of California, Inc., Rush Medium Duty Truck Centers of Colorado, Inc., Rush Truck Centers of Colorado, Inc., Rush Truck Centers of Florida, Inc., Rush Truck Centers of Georgia, Inc., Rush Truck Centers of New Mexico, Inc., Rush Truck Centers of Oklahoma, Inc., Rush Truck Centers of Tennessee, Inc., and Rush Truck Centers of Texas, L.P., Rush GMC Truck Center of El Paso, Inc., Rush GMC Truck Center of Phoenix, Inc., Rush GMC Truck Center of San Diego, Inc., Rush GMC Truck Center of Tucson, Inc. and General Electric Capital Corporation (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 000-20797) filed August 20, 2007).

10.2

First Amendment to Amended and Restated Wholesale Security Agreement, dated October 3, 2007, by and among Rush Truck Centers of Alabama, Inc., Rush Truck Centers of Arizona, Inc., Rush Truck Centers of California, Inc., Rush Medium Duty Truck Centers of Colorado, Inc., Rush Truck Centers of Colorado, Inc., Rush Truck Centers of Florida, Inc., Rush Truck Centers of Georgia, Inc., Rush Truck Centers of New Mexico, Inc., Rush Truck Centers of Oklahoma, Inc., Rush Truck Centers of Tennessee, Inc., and Rush Truck Centers of Texas, L.P., Rush GMC Truck Center of El Paso, Inc., Rush GMC Truck Center of Phoenix, Inc., Rush GMC Truck Center of San Diego, Inc., Rush GMC Truck Center of Tucson, Inc. and General Electric Capital Corporation (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (File No. 000-20797) filed October 3, 2007).

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

RUSH ENTERPRISES, INC.

Date:	November 9, 2007	By:	/s/ W.M. “RUSTY” RUSH
W.M. “Rusty” Rush
President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 9, 2007	By:	/s/ STEVEN L. KELLER
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