Form 10-K
period 2007-12-31
RUSH ENTERPRISES INC \TX\
filed 2008-03-13
CIK 1012019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

        Large accelerated filer  ☐   Accelerated filer  ☒   Non-accelerated filer  ☐   Smaller Reporting Company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐   No   ☒

The aggregate market value of common stock held by non-affiliates of the registrant as of June 29, 2007 was approximately $481,933,449 based upon the last sales price on June 29, 2007 on The NASDAQ Global Select MarketSM of $14.48 for the registrant’s Class A Common Stock and $13.96 for the registrant’s Class B Common Stock.  Shares of common stock held by each executive officer and director and by each shareholder affiliated with a director or an executive officer have been excluded from this calculation because such persons may be deemed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The registrant had 26,096,291 shares Class A Common Stock and 12,272,937 shares of Class B Common Stock outstanding on March 11, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of registrant’s definitive proxy statement for the registrant’s 2008 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission not later than April 30, 2008, are incorporated by reference into Part III of this Form 10-K.

RUSH ENTERPRISES, INC.

Index to Form 10-K

Year ended December 31, 2007

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

NOTE REGARDING TRADEMARKS USED IN THIS FORM 10-K

Peterbilt® is a registered trademark of Peterbilt Motors Company. PACCAR® is a registered trademark of PACCAR, Inc. GMC® is as registered trademark of General Motors Corporation. Hino® is a registered trademark of Hino Motors, Ltd. UD® is a registered trademark of Nissan Diesel Motor Co., Ltd. Isuzu® is a registered trademark of Isuzu Motors Limited. John Deere® is a registered trademark of Deere & Company. Kenworth® is a registered trademark of PACCAR, Inc. doing business as Kenworth Truck Company. Volvo® is a registered trademark of Volvo Trademark Holding AB. Freightliner® is a registered trademark of Freightliner Corporation. Mack® is a registered trademark of Mack Trucks, Inc. Navistar® is a registered trademark of Navistar International Corporation. Caterpillar® is a registered trademark of Caterpillar, Inc. Cummins® is a registered trademark of Cummins Engine Company, Inc. PacLease® is a registered trademark of PACCAR Leasing Corporation. CitiCapital® is a registered trademark of Citicorp. Ford® is a registered trademark of Ford Motor Company.  Cummins is a registered trademark of Cummins Intellectual Property, Inc.  Eaton is a registered trademark of Eaton Corporation.  Arvin Meritor is a registered trademark of Meritor Technology, Inc.  Case is a registered trademark of Case Corporation.  Komatsu is a registered trademark of Kabushiki Kaisha Komatsu Seisakusho Corporation Japan.  The CIT Group is a registered trademark of CIT Group Holdings, Inc.  JPMorgan Chase is a registered trademark of JP Morgan Chase & Co.

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

                Rush makes certain of our SEC filings available, free of charge, through our website, including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to these reports. These filings are available as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. Rush’s website address is www.rushenterprises.com. The information contained on our website, or on other websites linked to our website, is not part of this document.

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

Rush Truck Center Location	Heavy-Duty Franchise(s)	Medium-Duty Franchise(s)	Parts	Service	Body Shop

Alabama:
Mobile	Peterbilt	Peterbilt	Yes	Yes	Yes

Arizona:
Chandler	None	None	Yes	No	No
Flagstaff	None	None	Yes	Yes	No
Phoenix	Peterbilt	Peterbilt, GMC, Hino	Yes	Yes	Yes
Tucson	Peterbilt	Peterbilt, GMC, Hino	Yes	Yes	No

California:
El Centro	Peterbilt	Peterbilt	Yes	Yes	No
Escondido	Peterbilt	Peterbilt, Hino	Yes	Yes	No
Fontana Heavy-Duty	Peterbilt	Peterbilt	Yes	Yes	Yes
Fontana Medium-Duty	None	Peterbilt, GMC, Hino, Isuzu, UD	Yes	Yes	No
Pico Rivera	Peterbilt	Peterbilt, UD (parts only)	Yes	Yes	Yes
San Diego	Peterbilt	Peterbilt, GMC, Hino	Yes	Yes	Yes
San Luis Obispo	None	None	Yes	Yes	No
Sylmar	Peterbilt	Peterbilt, UD	Yes	Yes	No

Colorado:
Denver Heavy-Duty	Peterbilt	Peterbilt	Yes	Yes	Yes
Denver Medium-Duty	None	Ford, Isuzu	Yes	Yes	No
Greeley	Peterbilt	Peterbilt	Yes	Yes	No
Pueblo	Peterbilt	Peterbilt	Yes	Yes	No

Florida:
Haines City	Peterbilt	Peterbilt	Yes	Yes	Yes
Orlando	Peterbilt	Peterbilt, GMC, Isuzu, UD	Yes	Yes	Yes
Tampa	Peterbilt	Peterbilt	Yes	Yes	No
Winter Garden	Peterbilt	Peterbilt	Yes	Yes	No
Jacksonville	Peterbilt	Peterbilt, Hino	Yes	Yes	Yes

Georgia:
Atlanta	None	GMC, Hino, Isuzu, UD	Yes	Yes	No

New Mexico:
Albuquerque	Peterbilt	Peterbilt, UD	Yes	Yes	Yes
Las Cruces	None	None	Yes	Yes	No

Oklahoma:
Ardmore	Peterbilt	Peterbilt	Yes	Yes	No
Oklahoma City	Peterbilt	Peterbilt, GMC, Hino	Yes	Yes	Yes
Tulsa	Peterbilt, Volvo	Peterbilt, GMC, Hino	Yes	Yes	Yes

Tennessee:
Nashville	Peterbilt	Peterbilt	Yes	Yes	Yes

Rush Truck Center Location	Heavy-Duty Franchise(s)	Medium-Duty Franchise(s)	Parts	Service	Body Shop

Texas:
Abilene	Peterbilt	Peterbilt	Yes	Yes	No
Alice	Peterbilt	Peterbilt	Yes	Yes	No
Austin	Peterbilt	Peterbilt, GMC, Hino, Isuzu, UD	Yes	Yes	No
Dallas Heavy-Duty	Peterbilt	Peterbilt	Yes	Yes	Yes
Dallas Medium-Duty	None	Peterbilt, GMC, Hino, UD	Yes	Yes	No
El Paso	Peterbilt	Peterbilt, GMC, Hino (service only)	Yes	Yes	Yes
Fort Worth	Peterbilt	Peterbilt, UD	Yes	Yes	No
Houston	Peterbilt	Peterbilt, GMC, Hino	Yes	Yes	Yes
Laredo	Peterbilt	Peterbilt	Yes	Yes	Yes
Lufkin	Peterbilt	Peterbilt	Yes	Yes	Yes
Pharr	Peterbilt	Peterbilt, Hino, UD	Yes	Yes	Yes
San Antonio	Peterbilt	Peterbilt, GMC, Hino	Yes	Yes	Yes
Sealy	Peterbilt	Peterbilt	Yes	Yes	No
Texarkana	Peterbilt	Peterbilt, GMC, Hino, Isuzu	Yes	Yes	No
Tyler	Peterbilt	Peterbilt	Yes	Yes	No
Waco	Peterbilt	Peterbilt, GMC, Hino, Isuzu	Yes	Yes	No

          Rush Equipment Center. Our Rush Equipment Center in Houston, Texas, provides a full line of John Deere construction equipment, including backhoe loaders, hydraulic excavators, crawler-dozers and four-wheel drive loaders.

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

                Perfection Equipment.  Our Perfection Equipment subsidiary operates out of two locations in Oklahoma City.  Perfection Equipment offers installation of equipment, equipment repair, parts installation, and paint and body repair to owners of commercial vehicles.  Perfection Equipment carries over 120 lines of truck and industrial parts and over 100 lines of equipment.  Perfection Equipment specializes in up-fitting a variety of trucks used by oilfield service providers and other specialized service providers.

                World Wide Tires.  We operate World Wide Tires stores in three locations in Texas.  World Wide Tires primarily sells tires for use on Class 8 trucks.

Industry

                See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry” for a description of our industry and the markets in which we operate.

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

•                  Management by Dealership Units. At each of our dealerships, we operate one or more of the following business units: new sales, used sales, financial services, parts, service or body shop. Our general managers measure and manage the operations of each of our dealerships according to the specific business units operating at that location. We believe that this system enhances the profitability of all aspects of a dealership and increases our overall operating margins. Operating goals for each business unit at each of our dealerships are established annually and managers are rewarded for performance.

•                  Integrated Management Information Systems. In order to efficiently operate separate business units within each dealership, we rely upon our management information systems to determine and monitor appropriate inventory levels and product mix at each Rush Truck Center.  Each Rush Truck Center can access a centralized real-time inventory tracking system that is accessible simultaneously by all locations. Our parts reordering system assists each Rush Truck Center in maintaining the proper inventory levels and typically permits inventory delivery to each location, or directly to customers, within 24 hours from the time the order is placed. In addition, by actively monitoring market conditions, assessing product and expansion strategies and remaining abreast of changes within the market, we are able to proactively address market-by-market changes by realigning and, if necessary, adding product lines and models.

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

•                  the products serve a commercial customer base;

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

Rush Truck Centers

          Our Rush Truck Centers are responsible for sales of new and used heavy- and medium-duty trucks, as well as related parts and services.

          New Truck Sales.   New heavy-duty truck sales represent the largest portion of our revenue, accounting for approximately $871.8 million, or 42.9%, of our total revenues in 2007. New Class 8 heavy-duty Peterbilt truck sales accounted for approximately 74.0% of our new truck revenues for 2007.  The delivery time for a custom-ordered truck varies depending on vehicle specifications and demand.

                Our Rush Truck Centers that sell new and used Class 8 heavy-duty trucks also sell Class 6 and Class 7 medium-duty Peterbilt trucks.  Certain Rush Truck Centers also sell medium-duty trucks manufactured by GMC, Hino, Isuzu, Ford or UD (see Part I, Item 1, “General — Rush Truck Centers” for a description of our industry and the markets in which we operate).  New medium-duty truck sales accounted for approximately $289.4 million, or 14.3% of our total revenues for 2007 and 24.5%, of our new truck revenues for 2007. Our customers use heavy- and medium-duty trucks to haul various materials, including general freight, petroleum, wood products, refuse and construction materials.

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

          Used Truck Sales.  Used truck sales accounted for approximately $211.7 million, or 10.4%, of our total revenues for 2007.  We sell used heavy- and medium-duty trucks at most of our Rush Truck Centers.  We believe that we are well positioned to market used heavy-duty trucks due to our ability to recondition them for resale utilizing the parts and service departments of our Rush Truck Centers and our ability to move used trucks between Rush Truck Centers to satisfy customer demand. The majority of our used truck fleet consists of trucks taken as trade-ins from new truck customers, but we supplement our used truck fleet by purchasing used trucks from third parties for resale.

          Truck Parts and Service.  Truck-related parts and service revenues accounted for approximately $460.0 million, or 22.7%, of our total revenues for 2007.  The parts business enhances our sales and service functions and is a source of recurring revenue. Most Rush Truck Centers carry a wide variety of Peterbilt and other truck parts in its inventory.  We also have field service trucks and technicians who are capable of making on-site repairs at our customers’ locations.

          Certain Rush Truck Centers also feature fully equipped service and body shop facilities, the combination and configuration of which varies by location, capable of handling a broad range of truck repairs on most makes and classes of trucks.  Each Rush Truck Center is a warranty service center for the truck manufacturers represented at that location and most are also authorized service centers for other manufacturers, including the following: Caterpillar, Cummins, Eaton and Arvin Meritor. We have more than 900 service and body shop bays, including 23 paint booths, throughout our Rush Truck Center network.

          We perform both warranty and nonwarranty service work on heavy- and medium-duty trucks and components. The cost of warranty work is reimbursed by the applicable manufacturer at retail consumer rates. A majority of the service technicians at our Rush Truck Centers have been certified by various truck or component manufacturers.

          Truck Leasing and Rental.   Truck leasing and rental revenues accounted for approximately $52.1 million, or 2.6%, of our total revenues for 2007.  At our Rush Truck Leasing locations, we engage in full-service truck leasing under the PacLease trade name at eleven locations and are the largest PacLease dealer in the United States. Leasing and rental customers contribute to additional parts sales and service work at Rush Truck Centers because most of our leases require service and maintenance for the leased trucks to be performed at our facilities (or at facilities outside our service area, as we direct). Rented trucks are also generally serviced at our facilities. We had 2,404 units in our lease and rental fleet as of December 31, 2007 compared to 2,345 units as of December 31, 2006.  As of December 31, 2007, we owned approximately 81% of our lease and rental fleet, and leased the remaining trucks in our fleet primarily from PACCAR Leasing Company (“PACCAR Leasing”). Currently, the average age of the trucks in our lease and rental fleet is approximately 27 months. Generally, we hold trucks in our lease and rental fleet for approximately 5 to 6 years, depending on the type of truck, and then sell them through the used sales operations at our Rush Truck Centers. Historically, we have realized gains on the sale of used lease trucks in excess of the cost of the purchase option contained in our leases with PACCAR Leasing or the book value of trucks owned by the Company.

Rush Equipment Center

          Our Rush Equipment Center in Houston, Texas is responsible for sales of new and used construction equipment and related parts and service.

          New Construction Equipment Sales.   New construction equipment sales accounted for approximately $71.7 million, or 3.5%, of our total revenues for 2007. Our Rush Equipment Center carries a complete line of John Deere construction equipment. A new piece of John Deere construction equipment typically ranges in price from $50,000 for a backhoe to $500,000 for an excavator. We carry a full line of complementary construction equipment manufactured by other suppliers to enhance our John Deere product line. We sell construction equipment to a diverse customer base including residential and commercial construction contractors, utility companies, government agencies, and various petrochemical, industrial and material supply businesses.

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

          Used Construction Equipment Sales.   Used construction equipment sales accounted for approximately $3.3 million, or 0.2%, of our total revenues for 2007. We sell used construction equipment manufactured by several manufacturers, including John Deere, Case, Caterpillar, and Komatsu. Our used construction equipment inventory is derived from trade-ins from our construction equipment customers and purchases from third parties.

          Construction Equipment Parts and Service.   Construction equipment related parts and service revenues accounted for approximately $20.6 million, or 1.0%, of our total revenues for 2007. Our Rush Equipment Center carries a wide variety of John Deere and other parts in its inventory, which consists of over 7,000 items from more than 15 suppliers. We are an authorized John Deere construction equipment parts and accessories supplier in the Houston, Texas area. We maintain a fully equipped service operation capable of handling repairs on John Deere construction equipment and most other brands of construction equipment at our Rush Equipment Center. We enhance our service presence with field service trucks and technicians who are capable of making on-site repairs at our customers’ locations.

                Additional information related to these operating segments for 2007, 2006 and 2005 is included in Note 18 — Segments in the Notes to the Company’s Consolidated Financial Statements in Item 8.

Financial and Insurance Products

          We sell, as agent, a complete line of property and casualty insurance to our truck customers and other truck owners. Our agency is licensed to sell truck liability, general liability, collision and comprehensive, workers’ compensation, cargo, credit life and occupational accident insurance coverage. We serve as sales representatives for a number of leading insurance companies including the Great American Insurance Companies, Hartford Insurance Group and American General Financial Group. Our renewal rate during 2007 was 80%.

At our Rush Truck Centers and our Rush Equipment Center we have personnel responsible for arranging third-party financing for our product offerings. We also have licensed insurance agents at some of our dealerships in Alabama, California, Colorado, Florida, New Mexico, Tennessee and Texas who arrange insurance for our customers.  The sale of financial and insurance products accounted for approximately $21.7 million, or 1.1%, of our total revenue for 2007. Finance and insurance revenues have minimal direct costs and, therefore, contribute a disproportionate share of our operating profits.

          New and Used Truck Financing.  We arranged customer financing, primarily through General Electric Capital Corporation (“GE Capital”) and PACCAR Financial Corporation (“PACCAR Financial”), for approximately 30% of our new and used truck sales in 2007 compared to 27% in 2006.  Generally, truck finance contracts are memorialized through the use of installment contracts, which are secured by the trucks financed, and require a down payment of 10% to 30% of the value of the financed truck, with the remaining balance financed over a two to five-year period. The majority of finance contracts are sold without recourse to the Company. The Company’s recourse liability related to finance contracts sold with recourse to the Company ranges from 5% to 100% of the outstanding amount of each note initiated on behalf of the finance company (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies”). The Company provides an allowance for repossession losses and early repayment penalties.

          New and Used Construction Equipment Financing.  We arranged customer financing through The CIT Group, CitiCapital, John Deere Credit and others, for approximately $47.5 million of our new and used construction equipment sales in 2007, an increase of 49.4% from approximately $31.8 million in 2006. Generally, construction equipment finance contracts are memorialized through the use of installment or lease contracts, which are secured by the construction equipment financed, and generally require a down payment of 0% to 10% of the value of the financed piece of construction equipment, with the remaining balance being financed over a three to five-year period. All finance contracts for construction equipment are assigned without recourse.

Sales and Marketing

          Our established expansion and acquisition strategy and long history of operations in the heavy- and medium-duty truck business have resulted in a strong customer base that is diverse in terms of geography, industry and scale of operations. Rush Truck Centers’ customers include owner operators, regional and national truck fleets, corporations and local governments. During 2007, no single customer of our Rush Truck Centers accounted for more than 10% of our total truck sales by dollar volume. Our Rush Equipment Centers’ customer base is similarly diverse and, during 2007, no single Rush Equipment Center customer accounted for more than 10% of our total construction equipment sales by dollar volume.  We generally promote our products and related services through direct customer contact by our sales personnel, advertisements in trade magazines and attendance at industry shows.

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

Facility Management

          Personnel.  Each Rush Truck Center and the Rush Equipment Center is typically managed by a general manager who oversees the operations, personnel and the financial performance of the location, subject to the direction of our corporate office. Additionally, each Rush Truck Center is typically staffed by a sales manager, parts manager, service manager, sales representatives, parts employees, and other service and makeready employees, as appropriate, given the services offered.  The sales staff of each Rush Truck Center and the Rush Equipment Center is compensated on a salary plus commission basis, with a high percentage of their compensation consisting of commission, while the general manager, parts manager and service manager receive a combination of salary and performance bonus, with a high percentage of their compensation consisting of the performance bonus.  We believe that our employees are among the highest paid in their respective industries which enables us to attract and retain qualified personnel.

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

          We have been successful in retaining our senior management and general managers.  To promote communication and efficiency in operating standards, general managers and members of senior management attend company-wide strategy sessions each year. In addition, management personnel attend various industry-sponsored leadership and management seminars and receive continuing education on the products we distribute, marketing strategies and management information systems.

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

          Purchasing and Suppliers.  We believe that pricing is an important element of our marketing strategy.  Because of our size, our Rush Truck Centers benefit from volume purchases at favorable prices that permit them to achieve a competitive pricing position in the industry. We purchase our truck inventory and parts and accessories directly from the manufacturer. All other manufacturers’ parts and accessories, including those of Caterpillar, Cummins and other component manufacturers, are purchased through wholesale vendors or from PACCAR, which buys such products in bulk for resale to the Company and other Peterbilt dealers. All purchasing commitments are negotiated by personnel at our corporate headquarters. We have been able to negotiate favorable pricing levels and terms, which enables us to offer competitive prices for our products. We purchase all of our John Deere construction equipment inventory and John Deere parts directly from John Deere.

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

          Information received from manufacturers, industry analysts and industry contacts allows us to determine market share statistics and gross volume sales numbers for our products as well as those of competitors. This information impacts ongoing operations because management remains aware of changes within the markets we service and is able to react accordingly by realigning product lines and by adding new product lines and models.

          Distribution and Inventory Management.  We utilize a real-time inventory tracking system to maintain a close link between each Rush Truck Center.  This link allows for timely and cost-effective sharing of managerial and sales information as well as the prompt transfer of inventory among various locations. The transfer of inventory reduces delays in delivery, helps maximize inventory turns and assists in controlling problems created by overstock and understock situations. We are linked directly to our major suppliers, including Peterbilt, GMC, and John Deere, via real-time communication links for purposes of ordering and inventory management. These automated reordering and communication systems allow us to maintain proper inventory levels and permit us to have inventory delivered to our locations, or directly to customers, typically within 24 hours of an order being placed.

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

                In March 2007, the Company purchased certain assets of Allen-Jensen, Inc., which consisted of a GMC and Isuzu truck dealership in Waco, Texas.  The Company is operating the facility as a full-service Rush Truck Center offering Peterbilt heavy- and medium-duty trucks as well as medium-duty trucks manufactured by GMC and Isuzu, and parts and service.  The transaction was valued at approximately $6.3 million, with the purchase price paid in cash.

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

                In March 2006, the Company purchased certain assets of Great Southern Peterbilt, Inc., which consisted of a Peterbilt and Hino truck dealership in Jacksonville, Florida.  The Company is operating the facility as a full-service Rush Truck Center offering heavy- and medium-duty trucks, parts and service.  The transaction was valued at approximately $22.0 million, with the purchase price paid in cash.

                See Note 16 of the Notes to Consolidated Financial Statements for a detailed discussion of the allocation of the purchase price of these acquisitions.

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

          Our new truck products compete with trucks made by other manufacturers and sold through competing independent and factory-owned truck dealerships, including trucks manufactured by Navistar, Mack, Freightliner, Kenworth, Volvo, Western Star Truck Holdings, Ltd., and other manufacturers. Kenworth heavy-duty trucks are also manufactured by PACCAR, Peterbilt’s parent company, but are distributed through a different network of competing dealers. Our construction equipment products compete with construction equipment manufactured by Case, Caterpillar, Komatsu and other manufacturers. We believe that our dealerships are able to compete with manufacturer-owned dealers, independent dealers, wholesalers, rental service companies and industrial auctioneers in distributing our products because of the following: the overall quality and reputation of the products we sell; “Rush” brand name recognition and reputation for quality service; and our ability to provide comprehensive parts and service support, as well as financing, insurance and other customer services.

Dealership Agreements

          Peterbilt.  We have entered into nonexclusive dealership agreements with Peterbilt which authorize us to act as a dealer of Peterbilt heavy-duty trucks. Our Peterbilt areas of responsibility currently encompass areas in the states of

Alabama, Arizona, California, Colorado, Florida, New Mexico, Oklahoma, Tennessee and Texas. These dealership agreements currently have terms expiring between April 2008 and January 2010 and impose certain operational obligations and financial requirements upon us and our dealerships. The Company’s dealership agreements with Peterbilt may be terminable by Peterbilt in the event the aggregate voting power of W. Marvin Rush, W.M. “Rusty” Rush, other members of the Rush family and certain executives of the Company decreases below 30%.  These agreements also grant Peterbilt rights of first refusal under certain circumstances relating to any sale or transfer of our dealership locations or if certain Rush family members desire to sell more than 100,000 shares of our voting common stock within a 12-month period to anyone other than family members or certain other specified persons.  Any termination or non-renewal of these dealership agreements by Peterbilt must follow certain guidelines established by both state and federal legislation designed to protect dealers from arbitrary termination or non-renewal of franchise agreements. The Automobile Dealers Day in Court Act and other similar state laws provide that the termination or non-renewal of a dealership agreement must be done in “good faith” and upon a showing of “good cause” by the manufacturer for such termination or non-renewal, as such terms have been defined by statute and interpreted in case law.

                Other Truck Suppliers.  In addition to our truck dealership agreements with Peterbilt, various Rush Truck Centers have entered into dealership agreements with other truck manufacturers including Ford, GMC, Hino, Isuzu, UD and Volvo.

                Sales of non-Peterbilt medium-duty trucks accounted for approximately 9.2% of our total revenues for 2007. These dealership agreements currently have terms expiring between September 2008 and October 2010.  These dealership agreements impose operating requirements upon us and require consent from the affected supplier for sale or transfer of such dealership agreement.

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

Floor Plan Financing

          Trucks.  We finance substantially all of our new truck inventory and the loan value of our used truck inventory under a floor plan arrangement with GE Capital.  Effective August 1, 2007, the Company entered into an Amended and Restated Wholesale Security Agreement with GE Capital.  Interest under the floor plan financing agreement is payable monthly and the rate varies from LIBOR plus 1.15% to 1.50% depending on the average aggregate month-end balance of debt.  As of December 31, 2007, we had approximately $257.9 million outstanding under our GE Capital floor plan arrangement.

          Construction Equipment.  We finance substantially all of our new construction equipment inventory under floor plan facilities with John Deere and CitiCapital.  Our John Deere facility has no set expiration date and its interest rate is the prime rate plus 1.5%.  Our CitiCapital facility expired in January 2008 and the interest rate was the prime rate plus 0.65%.  In January 2008, we entered into a loan agreement with JPMorgan Chase (“Chase”) to replace the CitiCapital facility.  The new facility with Chase expires in June 2009 and the interest rate is LIBOR plus 1.15%.  As of December 31, 2007, we had $6.2 million outstanding under the floor plan arrangement with John Deere and $9.6 million outstanding under the floor plan arrangement with CitiCapital.

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

Trademarks

          The Peterbilt, John Deere, Volvo, GMC, Hino, Isuzu, Ford and UD trademarks and trade names, which are used in connection with our marketing and sales efforts, are subject to limited licenses included in our dealership agreements with each manufacturer. The licenses are for the same periods as our dealership agreements. These trademarks and trade names are recognized internationally and are important in the marketing of our products. Each licensor engages in a continuous program of trademark and trade name protection.  We hold registered trademarks from the U.S. Patent and Trademark Office for the names “Rush Enterprises,” “Rush Truck Center,” “Rush Equipment Center,” “Associated Truck Insurance Services” and “Chrome Country.”  We currently have trademark applications for “Rig Tough” pending before the U.S. Patent and Trademark Office.

Employees

          On December 31, 2007, the Company had 2,952 employees. The Company has no contracts or collective bargaining agreements with labor unions and has never experienced work stoppages.  The Company considers its relations with its employees to be good.

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

Backlog

On December 31, 2007, the Company’s backlog of truck orders was approximately $216.0 million as compared to a backlog of truck orders of approximately $249.2 million on December 31, 2006. The Company includes only confirmed orders in its backlog.  The delivery time for a custom-ordered truck varies depending on the truck specifications and demand for the particular model ordered.  The Company sells the majority of its new trucks by customer special order, with the remainder sold out of inventory. Orders from a number of the Company’s major fleet customers are included in the Company’s backlog as of December 31, 2007.

Environmental Standards and Other Governmental Regulations

                Our operations are subject to numerous federal, state and local laws and regulations, including laws and regulations designed to protect the environment by regulating the discharge of materials into the environment. EPA emission guidelines have a major impact on our operations.  The EPA mandated that diesel engine manufacturers meet new, stricter emissions guidelines regarding nitrous oxides for all engines built subsequent to January 1, 2007.  The 2007 emission guidelines caused the heavy-duty truck industry to experience a significant increase in demand for trucks during 2005, 2006 and the first quarter of 2007 which has been followed by a decrease in demand for heavy-duty trucks.

                Even stricter EPA emissions guidelines regarding nitrous oxides are scheduled to go into effect for all diesel engines built subsequent to January 1, 2010.  The 2010 emissions guidelines may create an increase in demand for heavy- and medium-duty trucks in the second half of 2008 and 2009.  The magnitude of any pre-buy will be largely dependent upon general economic conditions in the U.S.  The EPA has also proposed regulations requiring emissions controls systems on 2010 and later heavy- and medium-duty trucks to be monitored for malfunctions via an onboard diagnostic system similar to those required in passenger vehicles since the mid-1990s, which could also impact demand for trucks.

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

          We currently operate as a dealer of Peterbilt trucks and parts pursuant to dealership agreements with Peterbilt. Peterbilt is a division of PACCAR.  During 2007, a significant portion of our revenues resulted from sales of trucks purchased from Peterbilt and parts purchased from PACCAR. Due to our dependence on PACCAR and its Peterbilt division, we believe that the long-term success of our Rush Truck Centers depends, in large part, on the following:

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

          We have entered into nonexclusive dealership agreements with Peterbilt that authorize us to act as a dealer of Peterbilt trucks. Peterbilt may terminate our dealership agreements in the event of a change of control of the Company or if we violate any number of provisions in the dealership agreements. Under our Peterbilt dealership agreements, a change of control occurs if (i) with respect to the election of directors, the aggregate voting power held by W. Marvin Rush, W. M. “Rusty” Rush, W. Marvin Rush’s family members and other executives of the Company decreases below 30% (such persons currently control 30.3% of the voting power with respect to the election of directors); or (ii) any person or entity other than W. Marvin Rush, W. M. “Rusty” Rush and other Rush executives or any person or entity who has been approved in writing by PACCAR, owns common stock with a greater percentage of the voting power with respect to the election of our directors than W. Marvin Rush and W. M. “Rusty” Rush and other executives of the Company, in the aggregate, or any person other than W. Marvin Rush, W. M. “Rusty” Rush, Robin M. Rush or any person who has been approved in writing by PACCAR holds the office of Chairman of the Board, President or Chief Executive Officer of the Company. We have no control over the transfer or disposition by W. Marvin Rush or by his estate of his common stock. If W. Marvin Rush were to sell his Class B common stock or bequest his Class B common stock to nonfamily members or if his estate is required to liquidate his Class B common stock to pay estate taxes or otherwise, the change of control provisions of the Peterbilt dealership agreements may be triggered and cause us to lose our critical right to sell Peterbilt products. Our John Deere dealership agreement and some of our medium-duty truck dealership agreements are also terminable if the voting power of W. Marvin Rush and his family falls below certain percentages, typically 25%.  If our dealership agreements with any manufacturer we currently represent are terminated, we will lose the right to purchase such manufacturer’s products and the right to use certain trademarks, which would have a material adverse effect on our operations, revenues and profitability.

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

          Our Peterbilt dealership agreements have current terms expiring between April 2008 and January 2010. Our Volvo dealership agreement has a current term expiring August 2010.  Our dealership agreements with GMC, Hino, UD, Ford and Isuzu for the sale of medium-duty trucks have current terms expiring between September 2008 and October 2010.  Upon expiration of each agreement, we must request and negotiate a renewal. In many states state dealer franchise laws restrict the manufacturer’s ability to refuse to renew dealership agreements or to impose new terms upon renewal. To the extent such laws do permit non-renewal or imposition of new terms, the relatively short terms will give the manufacturers the opportunity to exercise such rights. Any non-renewal or imposition of less favorable terms upon renewal could have an adverse impact on our business.

We depend on relationships with component suppliers for sales incentives, discounts and similar programs which are material to our operations.

Each truck we sell is custom-built and each of our customers can choose components from any one of several component suppliers to construct their truck. Therefore, our dealerships depend on the component suppliers for sales incentives, discounts, warranties and other programs that are intended to promote our use of their components. Most of the incentives and discounts are individually negotiated and not always the same as those made available to our competitors. These incentives and discounts are material to our operations. A reduction or discontinuation of a component supplier’s incentive program could materially adversely affect our profitability.

Substantial competition may affect our profitability.

          We face vigorous competition for customers and for suitable dealership locations. We compete with a large number of independent and factory-owned dealers, some of which operate in more than one location, but most of which operate in a single location. There is significant competition both within the markets we currently serve and in markets that we may enter. Moreover, our Peterbilt dealership arrangements and our dealership agreements with other manufacturers do not contractually provide us with exclusive dealerships in any territory. Manufacturers we represent could elect to create additional dealers in our market areas in the future. While our dealership agreements generally restrict dealers from operating sales or service facilities outside their assigned territory, such agreements do not restrict fleet or other sales or marketing activity outside the assigned territory. Accordingly, we engage in fleet sales and other marketing activities outside our assigned territories and other dealers may engage in similar activities within our territories. Dealer competition continues to increase and is affected by a number of factors including the accessibility of dealership locations, the number of dealership locations, product pricing, product value, product quality, product design and customer service (including technical service). We anticipate that we will continue to face strong competition in the future.

We may be required to obtain additional financing to maintain adequate inventory levels.

          Our business requires inventories held for sale to be maintained at dealer locations in order to facilitate immediate sales to customers on demand. We generally purchase inventories with the assistance of floor plan financing agreements  that provide for payment at the earlier of the time of sale for each truck financed or at a fixed date following delivery. In the event that our financing becomes insufficient to satisfy its future requirements, we would need to obtain similar financing from other sources. There is no assurance that such additional floor plan financing or alternate financing could be obtained or, if obtained, that it will be on commercially reasonable terms.

We could incur substantial business interruptions during our dealer management system conversion.

We expect to implement an SAP Enterprise Solution throughout the organization during 2009.  The estimated cost of the conversion is approximately $15.0 million.  SAP’s Dealer Business Management system will become our sole dealership management system for our existing Rush Truck Centers.  We currently operate on a KARMAK Legend Enterprise Solution and our Rush Truck Centers operate on KARMAK Legend dealer management system.  By converting to SAP, we believe that we will be able to standardize operational processes throughout our network of Rush Truck Centers.  However, if our conversion to SAP is unsuccessful, we could incur substantial business interruptions, including the inability to perform routine business transactions, which could have a significant impact on our financial performance.

If we lose key personnel or are unable to attract additional qualified personnel, our business could be adversely affected because we rely on the industry knowledge and relationships of our key personnel.

          We believe that our success depends significantly upon the efforts and abilities of our executive management and key employees, including, in particular, W. Marvin Rush and W. M. “Rusty” Rush.  Additionally, our business is dependent upon our ability to continue to attract and retain qualified personnel, such as executive officers, managers and sales personnel. We have entered into employment agreements with certain executive officers. The loss of the services of one or more members of our senior management team, including, in particular, W. Marvin Rush or W. M. “Rusty” Rush, could have a material adverse effect on us and materially impair the efficiency and productivity of our operations.  In addition, the loss of any of our key employees or the failure to attract additional qualified executive officers, managers and sales personnel could have a material adverse effect on our business and may materially impact the ability of our dealerships to conduct their operations in accordance with our business strategy.

The dollar amount of our backlog, as stated at any given time, is not necessarily indicative of our future earnings.

          As of December 31, 2007, our backlog of new truck orders was approximately $216.0 million. Our backlog is determined quarterly by multiplying the number of new trucks for each particular type of truck on order at our Rush Truck Centers by the recent average selling price for that type of truck.

          We only include confirmed orders in our backlog.  However, such orders are subject to cancellation.  In the event of order cancellation, we have no contractual right to the total revenues reflected in our backlog.  The delivery time for a custom-ordered truck varies depending on the truck specifications and demand for the particular model ordered.  We sell the majority of our new heavy-duty trucks by customer special order, with the remainder sold out of inventory.  Orders from a number of our major fleet customers are included in our backlog as of December 31, 2007.  There can be no assurance that our major fleet customers will not cancel these orders.

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

          W. Marvin Rush owns approximately 0.01% of our issued and outstanding shares of Class A common stock and 33.5% of our issued and outstanding Class B common stock.  W. Marvin Rush and W. M. “Rusty” Rush control more than 30% of the voting power of our outstanding shares and voting power, which is superior to that of any other person or group. As a result of such ownership, Mr. Rush has the power to effectively control us, including the election of directors, the determination of matters requiring shareholder approval and other matters pertaining to corporate governance.

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

          A number of our dealership agreements impose restrictions on the sale and transfer of our common stock. These restrictions also may prevent or deter prospective acquirers from acquiring control of us and, therefore, may adversely impact the value of our common stock. For example, under the Peterbilt dealership agreements, except as may be otherwise approved from time to time by Peterbilt, W. Marvin Rush, W. M. “Rusty” Rush, W. Marvin Rush’s family members and other of our executives, in the aggregate, are required to retain control of at least 30% of the voting power of our outstanding shares and voting power equal or superior to that of any other person or group.

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

Item 1B.  Unresolved Staff Comments

                None

Item 2.  Properties

                The Company’s corporate headquarters are currently located in New Braunfels, Texas.  As of December 2007, the Company also owns or leases numerous facilities relating to our operations in the following states:  Alabama, Arizona, California, Colorado, Florida, Georgia, New Mexico, Oklahoma, Tennessee and Texas.  A Rush Truck Center or Rush Equipment Center may be comprised of one or more locations, generally in close proximity, in the same metropolitan area.  These facilities consist primarily of office space, display lots, service facilities, parking lots and offices.  The Company believes that its facilities are sufficient for its current needs and are in good condition in all material respects.

                The Company’s insurance agency occupies approximately 7,000 square feet of leased space in San Antonio, Texas; 2,000 square feet of leased space in Winter Garden, Florida; 800 square feet of leased space in Chino, California; and 2,440 square feet of leased space in Laguna Niguel, California. The Company leases a hangar in New Braunfels, Texas for the corporate aircraft.  The Company also owns and operates a hunting ranch of approximately 9,500 acres in Cotulla, Texas.  The Company uses the ranch for client development purposes and sells hunting trips on the ranch.

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

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company’s shareholders during the fourth quarter of the fiscal year ended December 31, 2007.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Shareholder Matters, and Issuer Purchases of Equity Securities

Our common stock trades on The NASDAQ Global Select MarketSM under the symbols RUSHA and RUSHB.

The following table sets forth the high and low sales prices for the Class A Common Stock and Class B Common Stock for the fiscal periods indicated and as quoted on The NASDAQ Global Select MarketSM.

	2007		2006
	High	Low	High	Low
Class A Common Stock

First Quarter	$13.65	$11.07	$13.03	$9.89
Second Quarter	17.12	12.66	13.26	10.63
Third Quarter	19.95	14.55	12.79	9.84
Fourth Quarter	18.85	13.97	12.65	10.99

Class B Common Stock

First Quarter	$12.93	$10.34	$12.37	$9.55
Second Quarter	16.23	11.93	12.57	9.95
Third Quarter	18.86	14.09	11.96	9.24
Fourth Quarter	18.58	13.81	11.80	10.24

As of March 6, 2008, there were approximately 47 record holders of the Class A common stock and approximately 50 record holders of the Class B common stock and approximately 5,203 beneficial holders of the Class A common stock and Class B common stock.

On September 20, 2007, our Board of Directors declared a 3-for-2 stock split of the Class A common stock and Class B common stock, to be effected in the form of a stock dividend. On October 10, 2007, Rush Enterprises, Inc. distributed one additional share of stock for every two shares of Class A common stock and Class B common stock held by shareholders of record as of October 1, 2007.  The high and low sales prices set forth above have been adjusted and restated to reflect the stock dividend as if it occurred on the first day of the earliest period presented.

Other than the stock dividend in connection with the stock split described above, the Company did not pay dividends during the fiscal year ended December 31, 2007 or the fiscal year ended December 31, 2006.  The Board of Directors intends to retain any earnings of the Company to support operations and to finance expansion and does not intend to pay cash dividends in the foreseeable future. Any future determination as to the payment of dividends will be at the discretion of the Board of Directors of the Company and will depend on the Company’s financial condition, results of operations, capital requirements and such other factors as the Board of Directors deems relevant.

The Company has not sold any securities in the last three years that were not registered under the Securities Act.

No shares of the Company’s Class A common stock or Class B common stock were purchased by or on behalf of the Company or any affiliated purchaser in the fourth quarter of 2007.

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

	Year Ended December 31,
	2007	2006	2005	2004	2003
SUMMARY OF INCOME STATEMENT DATA	(in thousands, except per share amounts)
Revenues
New and used truck sales	$1,393,253	$1,780,418	$1,400,736	$738,225	$501,757
Parts and service	480,611	441,424	365,908	285,206	249,818
Construction equipment sales	74,986	59,545	41,692	32,305	28,263
Lease and rental	52,103	41,776	33,975	27,193	25,847
Finance and insurance	21,663	19,197	15,356	7,909	6,286
Other	8,163	8,163	7,103	4,141	3,361
Total revenues	2,030,779	2,350,523	1,864,770	1,094,979	815,332
Cost of products sold	1,678,711	1,997,856	1,582,078	909,837	662,082
Gross profit	352,068	352,667	282,692	185,142	153,250
Selling, general and administrative	240,661	230,056	188,667	141,947	124,207
Depreciation and amortization	14,935	12,889	10,487	9,119	8,929
Operating income from continuing operations	96,472	109,722	83,538	34,076	20,114
Interest expense, net	14,909	15,718	12,895	5,950	6,348
Gain on sale of assets	239	54	495	624	1,984
Income from continuing operations before income taxes	81,802	94,058	71,138	28,750	15,750
Provision for income taxes	30,310	35,272	26,513	11,574	6,300
Income from continuing operations	51,492	58,786	44,625	17,176	9,450
(Loss) from discontinued operations, net	0	0	0	(260)	(621)
Net income	$51,492	$58,786	$44,625	$16,916	$8,829

Earnings Per Share:
Earnings per Common Share — Basic
Income from continuing operations	$1.35	$1.57	$1.23	$0.73	$0.45
Net income	$1.35	$1.57	$1.23	$0.72	$0.42
Earnings per Common Share — Diluted
Income from continuing operations	$1.33	$1.55	$1.19	$0.69	$0.42
Net income	$1.33	$1.55	$1.19	$.068	$0.39

Basic weighted average shares	38,059	37,476	36,303	23,526	21,063
Diluted weighted average shares and assumed conversions	38,746	37,890	37,436	24,911	22,536

	Year Ended December 31,
	2007	2006	2005	2004	2003
OPERATING DATA
Number of locations —	54	52	48	39	38
Unit truck sales —
New trucks	12,712	16,492	12,918	7,140	4,535
Used trucks	4,101	4,005	3,677	2,716	2,421
Total unit trucks sales	16,813	20,497	16,595	9,856	6,956
Truck lease and rental units	2,404	2,345	1,798	1,427	1,397

	December 31,
	2007	2006	2005	2004	2003
	(in thousands)
BALANCE SHEET DATA
Working capital	$197,805	$156,297	$126,137	$138,241	$14,113
Inventories	365,947	484,696	338,212	189,792	137,423
Inventory included in assets held for sale	—	—	—	—	2,496
Fixed assets included in assets held for sale	—	—	—	—	6,328
Total assets	1,031,591	1,128,410	840,234	565,933	366,878

Floor plan notes payable	273,653	446,354	315,985	168,002	108,235
Line-of-credit borrowings	—	—	2,755	2,434	17,732
Long-term debt, including current portion	198,945	192,124	133,152	96,056	90,028
Capital lease obligations, including current portion	17,543	17,732	16,905	—	—
Shareholders’ equity	399,577	339,608	273,620	222,807	88,706

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The Company expects industry Class 8 deliveries to continue to remain soft in 2008.  The Company anticipates that Class 8 order intake will begin to increase in the second half 2008, but deliveries will not increase significantly until the fourth quarter of 2008.  It is more difficult than ever to forecast future demand for trucks because of the current uncertainty with regard to U.S. economic conditions and the uncertainty regarding the magnitude of the pre-buy in anticipation of the 2010 emissions regulations.  There have historically been large pre-buys of Class 8 trucks in the periods prior to the implementation of new emissions standards due to uncertainties regarding the price, performance and reliability of equipment designed to meet the new standards.  The magnitude of the 2008 and 2009 pre-buy in anticipation of the 2010 emissions regulations, if any, will depend upon the general economic conditions in the U.S., among other factors.    A.C.T. Research Co., LLC (“A.C.T. Research”), a truck industry data and forecasting service provider, currently predicts retail sales of Class 8 trucks of approximately 157,000 units in 2008 compared to 156,000 units in 2007.  However, we believe that U.S. Class 8 truck sales may be 5% to 10% less than the 156,000 units sold in 2007, if general economic conditions in the U.S. do not begin to improve.

While industry deliveries of U.S. Class 8 units were down 46.2% for 2007, according to A.C.T. Research, the Company’s Class 8 deliveries were only down 38.7%.  The Company’s Class 4 through 7 (medium-duty) truck sales increased 16.8% during 2007 compared to the industry’s overall decrease of 11.0%.  The increase in medium-duty truck sales was a direct result of recent acquisitions and the Company’s focus to penetrate the medium-duty market segment in recent years by providing a knowledgeable, dedicated sales staff and offering a breadth of products to meet the varied needs of the medium-duty customer base.  The Company expects long-term growth in this segment as their medium-duty franchises mature in their respective markets and the Company strengthens relationships with its customers in this segment.

The Company’s parts, service and body shop sales increased 8.9% in 2007 compared to 2006.  The Company’s truck dealerships overall absorption rate was 104.5%, in 2007 compared to 105.2% in 2006, while same store absorption rate remained flat at 105.2% in 2007 compared to 2006.

In 2007, the Company increased its construction equipment segment revenue by 26% as the Company continued efforts to increase John Deere’s market share in the Houston construction equipment market.

The Company is continuing its strategic focus to improve the quality of earnings by building a network that is diverse in product offerings, customer base and geography.

Stock Dividend

                On September 20, 2007, our shareholders approved an amendment to Rush Enterprises, Inc.’s Restated Articles of Incorporation increasing the total number of authorized shares of Class A common stock from 40,000,000 to 60,000,000 and total number of authorized shares of Class B common stock from 10,000,000 to 20,000,000.  On the same date, our Board of Directors declared a 3-for-2 stock split of the Class A common stock and Class B common stock, to be effected in the form of a stock dividend. On October 10, 2007, Rush Enterprises, Inc. distributed one additional share of stock for every two shares of Class A common stock, par value $0.01 per share, and Class B common stock, par value $0.01 per share, held by shareholders of record as of October 1, 2007.  All share and per share data (except par value) in this Form 10-K have been adjusted and restated to reflect the stock dividend as if it occurred on the first day of the earliest period presented.

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

          Goodwill

                As stated in Note 2 of the Notes to the Consolidated Financial Statements, Financial Accounting Standards Board Statement No. 142 (“SFAS 142”) provides that goodwill and other intangible assets that have indefinite useful lives will not be amortized, but instead must be tested at least annually for impairment, and intangible assets that have finite useful lives should continue to be amortized over their useful lives. SFAS 142 also provides specific guidance for testing goodwill and other nonamortized intangible assets for impairment. SFAS 142 requires management to make certain estimates and assumptions in order to allocate goodwill to reporting units and to determine the fair value of a reporting unit’s net assets and liabilities, including, among other things, an assessment of market condition, projected cash flows, interest rates and growth rates, which could significantly impact the reported value of goodwill and other intangible assets. SFAS 142 requires, in lieu of amortization, an annual impairment review of goodwill. The Company did not record an impairment charge related to the goodwill for its continuing operations as a result of its December 31, 2007, impairment review.

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

          Finance and Insurance Revenue Recognition

                Finance income related to the sale of a unit is recognized when the finance contract is sold to a finance company.  During 2007, 2006 and 2005, finance contracts were not retained by the Company for any significant length of time because finance contracts are generally sold to finance companies concurrent with the sale of the related unit. The majority of finance contracts are sold without recourse against the Company.  A majority of the Company’s liability related to finance contracts sold with recourse is generally limited to 5% to 20% of the outstanding amount of each note initiated on behalf of the finance company.The Company arranges financing for customers through various retail funding sources and receives a commission from the lender equal to either the difference between the interest rates charged to customers over the predetermined interest rates set by the financing institution or a commission for the placement of contracts. The Company also receives commissions from the sale of various insurance products and extended service contracts to customers.  Revenue is recognized by the Company upon the sale of such finance and insurance contracts to the finance and insurance companies net of a provision for estimated repossession losses and interest charge backs on finance contracts. The Company is not the obligor under any of these underlying contracts. In the case of finance contracts, a customer may prepay, or fail to pay, thereby terminating the underlying contract. If the customer terminates a retail finance contract or other insurance product prior to scheduled maturity, a portion of the commissions previously paid to the Company may be charged back to the Company depending on the terms of the relevant contracts. The estimate of ultimate charge back exposure is based on the Company’s historical charge back expense arising from similar contracts, including the impact of refinance and default rates on retail finance contracts and cancellation rates on other insurance products. The actual amount of historical charge-backs has not been significantly different than the Company’s estimates.

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

                In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.”   Effective January 1, 2007 the Company adopted FIN 48.  Fin 48 clarified the accounting for uncertainty in income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return.  FIN 48 prescribes how a company should recognize, measure, present and disclose uncertain tax positions that the company has taken or expects to take in its income tax returns.  FIN 48 requires that only income tax benefits that meet the “more likely than not” recognition threshold be recognized or continue to be recognized on its effective date.  The Company’s income tax expense includes the impact of reserve provisions and changes to reserves that it considers appropriate, as well as related interest.  Unfavorable settlement of any particular issue would require use of the Company’s cash and a charge to income tax expense.  Favorable resolution would be recognized as a reduction to income tax expense at the time of resolution.

          For additional information regarding the adoption of FIN 48, see Note 14 of Notes to the Consolidated Financial Statements.

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

                The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006.  The Company’s Consolidated Financial Statements as of December 31, 2007, and 2006 reflect the impact of SFAS 123(R).  Stock-based compensation expense related to stock options and employee stock purchases under SFAS 123(R) for the year ended December 31, 2007, was $3.4 million and for the year ended December 31, 2006, was $2.6 million.  In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R).

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

                Stock-based compensation expense recognized during 2007 and 2006 is based on the fair value of the portion of share-based payment awards that is ultimately expected to vest during the period.  In conjunction with the adoption of SFAS 123(R), compensation expense for all share-based payment awards is recognized using the straight-line single-option method.  As stock-based compensation expense recognized in the Consolidated Statement of Operations for 2007 and 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures.  SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  In the Company’s pro forma information required under SFAS 123 for the periods prior to 2006, the Company accounted for forfeitures as they occurred.

                Upon adoption of SFAS 123(R), the Company continues to use the Black-Scholes option-pricing model which was previously used for the Company’s pro forma information required under SFAS 123.  For additional information, see Note 12.  The Company’s determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables.  These variables include, but are not limited to, the Company’s expected stock price volatility over the term of the awards, and actual and projected stock option exercise behaviors.  Option-pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable.  Because the Company’s stock options have certain characteristics that are significantly different from traded options, and because changes in the subjective assumptions can materially affect the estimated value, in management’s opinion, the existing valuation models may not provide an accurate measure of the fair value of the Company’s stock options.  Although the fair value of stock options is determined in accordance with SFAS 123(R) using an option-pricing model, that value may not be indicative of the fair value observed in a market transaction between a willing buyer and a willing seller.

New Accounting Standards

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”).  SFAS No. 159 allows entities the option to measure eligible financial instruments at fair value as of specified dates.  Such election, which may be applied on an instrument by instrument basis, is typically irrevocable once elected.  SFAS 159 is effective for fiscal years beginning after November 15, 2007, and early application is allowed under certain circumstances.  The Company did not elect to measure eligible financial instruments at fair value as specified in SFAS No. 159.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”), which establishes principles and requirements for how the acquirer:  (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  SFAS 141(R) requires contingent consideration to be recognized at its fair value on the acquisition date and, for certain arrangements, changes in fair value to be recognized in earnings until settled.  SFAS 141(R) also requires acquisition-related transaction and restructuring costs to be expensed rather than treated as part of the cost of the acquisition.  SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The Company does not expect the adoption of SFAS No. 141(R) to have a significant impact on its consolidated results of operations and financial position.

Key Performance Indicator

Absorption Rate. The management of the Company uses several performance metrics to evaluate the performance of its dealerships.  The Company considers its “absorption rate” to be of critical importance.  Absorption rate is calculated by dividing the gross profit from the parts, service and body shop departments by the overhead expenses of all of a dealership’s departments, except for the selling expenses of the new and used truck departments and carrying costs of new and used truck inventory.  When 100% absorption is achieved, then gross profit from the sale of a truck, after sales commissions and inventory carrying costs, directly impacts operating profit.  In 1999, the Company’s truck dealerships absorption rate was approximately 80%.  The Company has made a concerted effort to increase its absorption rate since then.  Management believes that maintaining an absorption rate in excess of 100% is critical to the Company’s ability to generate consistent earnings in a cyclical business.  The Company’s truck dealerships achieved a 104.5% absorption rate in 2007.

Results of Operations

The following discussion and analysis includes the Company’s historical results of operations for 2007, 2006 and 2005.

The following table sets forth for the years indicated certain financial data as a percentage of total revenues:

	Year Ended December 31,
	2007	2006	2005

New and used truck sales	68.6%	75.8%	75.1%
Parts and service	23.7	18.8	19.6
Construction equipment sales	3.7	2.5	2.3
Lease and rental	2.5	1.8	1.8
Finance and insurance	1.1	0.8	0.8
Other	0.4	0.3	0.4
Total revenues	100.0	100.0	100.0

Cost of products sold	82.7	85.0	84.8
Gross profit	17.3	15.0	15.2

Selling, general and administrative	11.9	9.8	10.1
Depreciation and amortization	0.7	0.5	0.6
Operating income	4.7	4.7	4.5
Interest expense, net	0.7	0.7	0.7
Income before income taxes	4.0	4.0	3.8
Income taxes	1.5	1.5	1.4
Net income	2.5%	2.5%	2.4%

                The following table sets forth the unit sales and revenue for new heavy-duty, new medium-duty and used trucks and the absorption rate for the years indicated (revenue in thousands):

				% Change
	2007	2006	2005	2007 vs 2006	2006 vs 2005
Truck unit sales:
New heavy-duty trucks	7,230	11,799	10,111	-38.7%	16.7%
New medium-duty trucks	5,482	4,693	2,807	16.8%	67.2%
Total new trucks	12,712	16,492	12,918	-22.9%	27.7%

Used trucks	4,101	4,005	3,677	2.4%	8.9%

Truck revenue:
New heavy-duty trucks	$871.8	$1,317.9	$1,074.4	-33.8%	22.7%
New medium-duty trucks	289.4	253.0	158.0	14.4%	60.1%
Total new trucks	$1,161.2	$1,570.9	$1,232.4	-26.1%	27.5%

Used trucks	$211.7	$191.9	$160.5	10.3%	19.6%

Other (1)	$20.4	$17.6	$7.8	15.9%	125.6%

Truck dealership absorption rate:	104.5%	105.2%	100.4%	-0.7%	4.8%

(1)  Includes sales of truck bodies, trailers and other new equipment.

Industry

                We currently operate in the heavy- and medium-duty truck and construction equipment markets. There has historically been a high correlation in both of these markets between new product sales, the rate of change in U.S. industrial production and the U.S. gross domestic product.

Heavy-Duty Truck Market

          The Company serves the southern U.S. retail heavy-duty truck market, which is affected by a number of factors relating to general economic conditions, including fuel prices, government regulation, interest rate fluctuations, economic recessions and customer business cycles. In addition, unit sales of new trucks have historically been subject to substantial cyclical variation based on such general economic conditions.  According to data published by A.C.T. Research, in recent years total domestic retail sales of new Class 8 trucks have ranged from a low of approximately 140,000 in 2001 to a high of approximately 291,000 in 2006.  Class 8 trucks are defined by the American Automobile Association as trucks with a minimum gross vehicle weight rating above 33,000 pounds.  The Company’s share of the U.S. Class 8 truck sales market was approximately 4.6% in 2007, up from 4.1% in 2006.

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

          A.C.T. Research currently estimates approximately 157,000 new Class 8 trucks will be sold in the United States in 2008, compared to approximately 156,000 new trucks sold in 2007.  We believe that A.C.T. Research’s estimates for 2008 Class 8 truck sales may be somewhat aggressive.  If general economic conditions in the U.S. do not improve in the first half of 2008, we believe 2008 U.S. Class 8 truck sales could decrease 5% to 10% compared to 2007.  A.C.T. Research currently forecasts sales of Class 8 trucks in the U.S. to be approximately 235,000 in 2009 and 187,000 in 2010.

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

A.C.T. Research currently forecasts sales of Class 4 through 7 trucks in the U.S. to be approximately 243,000 in 2008 compared to 247,000 in 2007.  A.C.T. Research currently forecasts sales of Class 4 through 7 trucks in the U.S. to be approximately 265,000 in 2009 and 250,000 in 2010.  See Note 16 to the Company’s Consolidated Financial Statements for a discussion of the Company’s medium-duty acquisitions in 2007.

Construction Equipment Market

          Our Rush Equipment Center is an authorized John Deere construction equipment dealer serving Houston, Texas and the surrounding area.  According to data compiled by John Deere, approximately 2,949 units of construction equipment were put into use in our area of responsibility in 2007 compared to 2,585 in 2006.  In 2008, we expect new construction equipment unit sales to decrease approximately 7% to 10% in our area of responsibility to approximately 2,700 units.  John Deere’s market share in the Houston area construction equipment market, which includes shipments of John Deere equipment to customers that did not purchase such equipment from the Rush Equipment Center, increased to 22.2% in the in 2007 from 21.9% in 2006.  The Company’s market share in the Houston area construction equipment market increased to 18.4% in 2007 from 17.8% in 2006.  Our Rush Equipment Center has the right to sell new John Deere construction equipment and parts within its assigned area of responsibility, which means competition within its market comes primarily from dealers of competing manufacturers and rental companies.

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

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Revenues

          Revenues decreased $319.7 million, or 13.6%, in 2007 compared to 2006.  Sales of new and used trucks decreased $387.2 million, or 21.7%, in 2007 compared to 2006.  This decrease in new and used truck revenue is primarily due to decreased sales of new Class 8 trucks due to the diesel engine emissions guidelines that caused a pre-buy of Class 8 trucks in 2006 and has decreased demand for new Class 8 trucks with engines built subsequent to January 1, 2007. Uncertain economic conditions in the U.S. and decreased freight demand also contributed to decreased demand for Class 8 trucks in 2007.  The decrease was offset by increased sales of medium-duty trucks primarily due to acquisitions, and increased demand for used trucks.

            Unit sales of new Class 8 trucks decreased 38.7% in 2007 compared to 2006.  According to A.C.T. Research, the U.S. Class 8 truck market decreased 46.2% in 2007 compared to 2006.  In 2007, the Company’s share of the U.S. Class 8 truck market increased to 4.6% compared to 4.1% in 2006.  The Company expects its share to range between 4.1% and 4.6% of the U.S. Class 8 truck market in 2008, which would result in the sale of approximately 6,500 – 7,200 Class 8 trucks based on our current retail sales estimates of 145,000 to 156,000 units.

            Unit sales of new medium-duty trucks increased 16.8% in 2007 compared to 2006.  Acquisitions during the past eighteen months contributed to this increase in unit sales of medium-duty trucks.  Overall, new medium-duty truck sales revenue increased approximately $36.4 million, or 14.4%, in 2007 compared to 2006.  A.C.T. Research currently expects a 1.4% decline in United States retail sales of Class 4, 5, 6, and 7 medium-duty trucks during 2008.  In 2007, the Company achieved a 2.2% share of the Class 4 through 7 truck sales market in the U.S.  The Company expects its share to be approximately 2.2% of the U.S. Class 4 through 7 truck sales market in 2008, which would result in the sale of approximately 5,000 – 5,500 Class 4 through 7 trucks based on A.C.T. Research’s current 2008 U.S. retail sales estimates of 243,000 units.

            Unit sales of used trucks increased 2.4% in 2007 compared to 2006.  Used truck average revenue per unit increased by approximately 7.7%.  In 2008, used truck sales volumes and prices will be primarily driven by the number of trade-in units we receive.  The Company expects to sell approximately 3,800 – 4,100 used trucks in 2008.

                Parts and service sales increased $39.2 million, or 8.9%, in 2007 compared to 2006.  Same store parts and service sales increased $25.7 million, or 5.8%, in 2007 compared to 2006.  The parts and service sales increase was consistent with management’s expectations, which take into account general economic conditions, successful business development, acquisitions and price increases for parts and labor.  The Company expects parts and service sales to achieve a 5% – 8% same store growth level during 2008.

                Sales of new and used construction equipment increased $15.4 million, or 25.9%, in 2007 compared to 2006.  During 2007, the Company continued its concerted effort to increase its market share in the Houston area.  According to data compiled by John Deere, approximately 2,949 units of construction equipment were put into use in our area of responsibility in 2007 compared to 2,585 in 2006.  In 2008, we expect new construction equipment unit sales to decrease approximately 7% to 10% in our area of responsibility to approximately 2,700 units. The Company believes it can maintain its market share in the Houston area at approximately 18.0% – 20.0% for the year ended 2008.

Truck lease and rental revenues increased $10.3 million, or 24.7%, in 2007 compared to 2006.  This increase in lease and rental revenue is consistent with management’s expectations, considering the increased number of units put into service in the rental fleet during the last quarter of 2006.  The lease and rental fleet increased approximately 2.5% to 2,404 units at December 31, 2007 from 2,345 units at December 31, 2006.  The Company expects lease and rental revenue to increase approximately 2% – 5% in 2008 compared to 2007.

            Finance and insurance revenues increased $2.5 million, or 12.8%, in 2007 compared to 2006.  This increase is due to the Company arranging financing on a higher percentage of trucks it sold during 2007 than during 2006 and to a $1.4 million nonrecurring reserve release related to the Company’s new early repayment charge back program.  The Company expects to be charged fewer early repayment penalties under this new program that was put into place in May 2007. See Note 15 of the Notes to Consolidated Financial Statements for a discussion of the new program.  The Company expected finance income from new Class 8 truck sales to decrease during 2007 compared to 2006 because of the expected decline in new Class 8 truck sales.  However, this decrease was offset by increases in finance revenue from medium-duty truck sales, the nonrecurring reserve release, and insurance revenue resulting from product expansion and recent acquisitions.  The Company expects overall finance and insurance revenue to fluctuate proportionately in 2008 with the new Class 8 truck market.  Finance and insurance revenues have limited direct costs and, therefore, contribute a disproportionate share of the Company’s operating profits.

                Other income remained flat at $8.2 million in 2007 compared to 2006.  Other income consists of the gain on sale realized on trucks from the lease and rental fleet, commissions earned from John Deere for direct manufacturer sales into our area of responsibility, document fees related to truck sales and purchase discounts.

Gross Profit

                Gross profit decreased $0.6 million, or 0.2%, in 2007 compared to 2006.  Gross profit as a percentage of sales increased to 17.3% in 2007 from 15.0% in 2006.  This increase is primarily a result of a change in our product sales mix.  Truck sales, a lower margin revenue item, decreased as a percentage of total revenue to 68.6% in 2007 from 75.7% in 2006.  Parts and service revenue, a higher margin revenue item, increased as a percentage of total revenue to 23.7% in 2007 from 18.8% in 2006.

            Gross margins on Class 8 truck sales increased to 8.6% in 2007 from 7.2% in 2006.  The Company’s 2007 gross margins on Class 8 trucks increased because a larger percentage of sales were to non-fleet customers.  For 2008, the Company expects overall gross margins from Class 8 truck sales of approximately 7.0% to 8.0%.  The Company continually evaluates its reserve for new truck valuation losses.  The Company recorded an expense of $3.3 million to increase its new heavy-duty truck valuation allowance in 2007 and $1.3 million in 2006.

          Gross margins on medium-duty truck sales decreased to 5.5% in 2007 from 5.7% in 2006.  For 2008, the Company expects overall gross margins from medium-duty truck sales of approximately 5.5% to 6.5%.  The Company’s gross margins on medium-duty trucks are difficult to forecast accurately because gross margins vary significantly depending upon the mix of fleet and non-fleet purchasers and types of medium-duty trucks sold.  The Company recorded an expense of $2.8 million to increase its new medium-duty truck valuation allowance in 2007 and $1.6 million in 2006.

          Gross margins on used truck sales decreased to 8.6% in 2007 from 9.1% in 2006.  The challenge for the Company’s used truck business is always procuring a sufficient quantity of quality used trucks for resale at acceptable prices.  The Company believes it will be able to continue to achieve margins of approximately 8.5% to 9.5% during 2008.  The Company continually evaluates its reserve for used truck valuation losses.  The Company recorded an expense of $2.9 million to increase its used truck valuation allowance in 2007 and $0.4 million in 2006.

                Gross margins from the Company’s parts, service and body shop operations decreased to 40.9% in 2007 from 41.1% in 2006.  Gross profit for the parts, service and body shop departments increased to $196.7 million in 2007 from

 $181.6 million in 2006.  The Company expects gross margins on parts, service and body shop operations of approximately 39.0% to 41.0% during 2008.

                Gross margins on new and used construction equipment sales decreased to 11.0% in 2007 from 11.8% in 2006.  The lower gross margins for 2007 are due to the Company’s efforts to increase its market share in the Houston area.  Additionally, gross margins on new and used construction equipment can fluctuate depending on the mix of products sold.  The Company expects 2008 gross margins to remain in a range of approximately 10.0% to 11.0% as the Company attempts to increase its market share.

            Gross margins from truck lease and rental sales decreased to 15.4% in 2007 from approximately 21.9% in 2006.    The decrease in the gross margin from lease and rental sales is primarily due to the decline in the utilization of the rental fleet, which is a result of the additions to our rental fleet in 2006.  The Company expects gross margins from lease and rental sales of approximately 15.0% to 18.0% during 2008.  The Company’s policy is to depreciate its lease and rental fleet using a straight line method over the customer’s contractual lease term.  The lease unit is depreciated to a residual value that approximates fair value at the expiration of the lease term.  This policy results in the Company realizing reasonable gross margins while the unit is in service and a corresponding gain or loss on sale when the unit is sold at the end of the lease term.

                Finance and insurance revenues and other income, as described above, have limited direct costs and, therefore, contribute a disproportionate share of gross profit.

Selling, General and Administrative Expenses

          Selling, General and Administrative (“SG&A”) expenses increased $10.6 million, or 4.6%, in 2007 compared to 2006.  SG&A expenses as a percentage of sales increased to 11.9% in 2007 from 9.8% in 2006.  SG&A expenses as a percentage of sales have historically ranged from 10.0% to 15.0%.  In 2007, the selling portion of SG&A expenses, which consists primarily of commissions on truck sales, decreased 12.6% and the general and administrative portion of SG&A increased 7.3% compared to 2006.  In 2008, the Company expects the selling portion of SG&A expenses to be approximately 30% - 33% of new and used truck gross profit.  The selling portion of SG&A varies based on the gross profit derived from truck sales.  The general and administrative portion of SG&A will increase approximately 5% - 8% due to the full year effect of 2007 acquisitions and inflation.  The Company has taken action to reduce overhead expenses to a level more reflective of our needs given the expected business activity in 2008.

Interest Expense, Net

          Net interest expense decreased $0.8 million, or 5.1%, in 2007 compared to 2006.  In 2007, floor plan interest expense decreased compared to 2006 primarily due to the decrease in floor plan notes payable.  To take advantage of increased truck demand in 2006, the Company maintained higher levels of truck inventory than it has traditionally maintained, which increased the Company’s floor plan notes payable in 2006 and the first half of 2007.  The decrease in net interest expense in 2007 was compounded by earnings on the Company’s investment of available cash.  Due to lower floor plan liability, lower floor plan interest rates and our increase in available cash, the Company expects net interest expense in 2008 to decrease approximately 30.0% compared to 2007.

Income Before Income Taxes

          Income before income taxes decreased $12.3 million, or 13.0%, in 2007 compared to 2006, as a result of the factors described above.  The Company believes that income from continuing operations in 2008 will slightly decrease compared to 2007 based on the factors described above.

Income Taxes

          Income taxes decreased $5.0 million, or 14.1%, in 2007 compared to 2006.  The Company provided for taxes at a 37.0% effective rate in 2007 and expects the effective tax rate to be approximately 37.5% in 2008.

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

                Other income increased $1.1 million, or 14.9%, in 2006 compared to 2005.

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

                Gross margins from truck lease and rental sales decreased to 21.2% in 2006 from approximately 23.5% in 2005.  The decrease in gross margin from lease and rental sales was primarily due to increases in interest rates and increases in the cost of new trucks for use in the lease and rental fleet.

            Finance and insurance revenues and other income, as described above, has limited direct costs and, therefore, contributes a disproportionate share of gross profit.

Selling, General and Administrative Expenses

        Selling, General and Administrative (“SG&A”) expenses increased $41.4 million, or 33.0%, in 2006 compared to 2005.  The increase in SG&A in 2006 was due in large part to increased sales compensation as a result of the 32.2% increase in truck gross profit over 2005, expansion of dealership facilities in Mobile, Alabama and Nashville, Tennessee, opening a new dealership in Alice, Texas and acquisitions of new dealerships in Texarkana, Texas, Orlando and Jacksonville, Florida, Atlanta, Georgia and Denver, Colorado from July of 2005 through November of 2006.  Additionally, on January 1, 2006, the Company implemented SFAS 123(R), which resulted in stock-based compensation expense of $2.6 million for 2006. SG&A expenses as a percentage of sales decreased to 9.8% in 2006 from 10.1% in 2005.

Interest Expense, Net

        Net interest expense increased $2.8 million, or 21.9%, in 2006 compared to 2005. In 2006, floor plan interest expense increased compared to 2005 primarily due to the increase in floor plan notes payable and an increase in the Company’s borrowing rate.  To take advantage of increased truck demand in 2006, the Company maintained higher levels of truck inventory than it has traditionally maintained, which increased the Company’s floor plan notes payable.  The increase in net interest expense in 2006 was offset by earnings on the Company’s investment of available cash.

Income Before Income Taxes

          Income before income taxes increased $22.9 million, or 32.2%, in 2006 compared to 2005, as a result of the factors described above.

Income Taxes

          Income taxes increased $8.8 million, or 33.0%, in 2006 compared to 2005.  The Company provided for taxes at a 37.5% effective rate in 2006.

Liquidity and Capital Resources

                The Company’s short-term cash requirements are primarily for working capital, inventory financing, the improvement and expansion of existing facilities, and the construction of new facilities.  Historically, these cash requirements have been met through the retention of profits and borrowings under our floor plan arrangements. As of December 31, 2007, the Company had working capital of approximately $197.5 million, including $187.0 million in cash available to fund our operations.

                The Company may request working capital advances in the minimum amount of $100,000 from GE Capital, its primary truck lender.  However, such working capital advances may not cause the total indebtedness owed GE Capital to exceed an amount equal to the wholesale advances made against the then current inventory less any payment reductions then due.  There were no working capital advances outstanding under this agreement at December 31, 2007.

            The Company has a secured line of credit that provides for a maximum borrowing of $8.0 million.  There were no advances outstanding under this secured line of credit at December 31, 2007, however, $6.2 million was pledged to secure various letters of credit related to self-insurance products, leaving $1.8 million available for future borrowings as of December 31, 2007

                Titan Technology Partners is currently implementing SAP enterprise software and a new SAP dealership management system for the Company.  The cost of the SAP software and implementation is estimated at $15.0 million.  During 2007, the Company had expenditures of $10.9 related to the SAP project.  The Company has no other material commitments for capital expenditures as of December 31, 2007.  However, the Company will continue to purchase vehicles that are necessary to operate its lease and rental division. Furthermore, management will continue to authorize capital expenditures for improvement and expansion of dealership facilities based on market opportunities.

Cash Flows

Cash and cash equivalents increased by $25.5 million during the year ended December 31, 2007 and increased by $28.5 million during the year ended December 31, 2006.  The major components of these changes are discussed below.

Cash Flows from Operating Activities

                Cash flows from operating activities include net income adjusted for non-cash items and the effects of changes in working capital.  During 2007, operating activities resulted in net cash provided by operations of $258.7 million.  Cash provided by operating activities was primarily impacted by the decreased levels of new truck inventory.  The majority of truck inventory is financed through the Company’s floor plan financing provider.  The Company maintained higher levels of new truck inventory in 2006 than it has traditionally maintained, in order to take advantage of increased demand for new trucks.  During 2006, operating activities resulted in net cash used in operations of $6.9 million.

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

	Year Ended December 31,
	2007	2006

Net cash provided by (used in) operating activities as reported	$258,701	$(6,862)
Draws (payments) on floor plan notes payable as reported	(172,701)	120,003

Net cash provided by operating activities including all floor plan notes payable	$86,000	$113,141

Cash Flows from Investing Activities

                Cash flows from investing activities consist primarily of cash used for capital expenditures and business acquisitions.  During 2007, the Company used $67.5 million in investing activities. Capital expenditures consisted of purchases of property and equipment, and improvements to our existing dealership facilities of $65.3 million. Of this amount, $37.6 million was used to purchase additional units for the rental and leasing operations during 2007 which was directly offset by borrowings of long-term debt.  The Company expects truck purchases of approximately $40.0 million for its leasing operations in 2008 depending on customer demand.  During 2008, the Company expects to make capital expenditures for recurring items such as computers, shop equipment and vehicles of approximately $12.0 million, in addition to $2.7 million for the SAP software implementation described above.  Cash used in business acquisitions was $7.9 million during the year ended December 31, 2007.  See Note 16 of the Notes to Consolidated Financial Statements for a detailed discussion of these acquisitions.

                During 2006, cash used in investing activities was $141.9 million.  Capital expenditures consisted of purchases of property and equipment, and improvements to our existing dealership facilities of $116.1 million. Of this amount, $73.6 million was used to purchase additional units for the rental and leasing operations during 2006 which was directly offset by borrowings of long-term debt.  Cash used in business acquisitions was $36.1 million during the year ended December 31, 2006.  See Note 16 of the Notes to Consolidated Financial Statements for a detailed discussion of these acquisitions.

Cash Flows from Financing Activities

                Cash flows used in financing activities include borrowings and repayments of long-term debt and net payments of floor plan notes payable.  Cash used in financing activities was $165.7 million during the year ended December 31, 2007. The Company had borrowings of long-term debt of $43.2 million and repayments of long-term debt of $37.9 million during the year ended December 31, 2007.   The Company had net payments of floor plan notes payable of $172.7 million during the year ended December 31, 2007.  The borrowings of long-term debt are primarily related to the increase in the lease and rental fleet and real estate refinancing.

                Cash provided by financing activities was $177.2 million during the year ended December 31, 2006. The Company had borrowings of long-term debt of $102.4 million and repayments of long-term debt of $44.3 million during the year ended December 31, 2006.   The Company had net borrowings of floor plan notes payable of $120.0 million during the year ended December 31, 2006.  The borrowings of long-term debt are primarily related to the increase in the lease and rental fleet and real estate financing.

                The Company arranges financing for customers through various financial institutions including GE Capital and PACCAR Financial.  The Company arranged customer financing for approximately 30% of our new and used truck sales in 2007.  The Company receives a commission from the lender equal to either the difference between the interest rates charged to customers over the predetermined interest rates set by the financing institution or a commission for the placement of contracts.  A majority of finance contracts are sold without recourse to the Company.  The Company’s liability related to finance contracts sold with recourse is generally limited to 5% to 20% of the outstanding amount of each note initiated on behalf of the finance company.  The Company provides an allowance for repossession losses and early repayment penalties that it may be liable for under finance contracts sold without recourse.

                In addition, through The CIT Group, CitiCapital, John Deere Credit and others, the Company arranged customer financing for approximately $47.5 million of our new and used construction equipment sales in 2007.  Generally, construction equipment financings are memorialized through the use of installment or lease contracts, which are secured by the construction equipment financed, and generally require a down payment up to 10% of the value of the financed piece of construction equipment, with the remaining balance being financed over a three to five-year period. The Company experiences no repossession loss on construction equipment financings because such financings are sold to third parties without recourse.

                Substantially all of the Company’s truck purchases are made on terms requiring payment within 15 days or less from the date the trucks are invoiced from the factory.  On August 15, 2007, the Company entered into an Amended and Restated Wholesale Security Agreement with GE Capital, which was effective August 1, 2007.  Interest under the floor plan financing agreement is payable monthly and the rate varies from LIBOR plus 1.15% to 1.50% depending on the average aggregate month-end balance of debt.  The Company finances substantially all of the purchase price of its new truck inventory, and the loan value of its used truck inventory under the floor plan financing agreement with GE Capital, under which GE Capital pays the manufacturer directly with respect to new trucks. The Company makes monthly interest payments to GE Capital on the amount financed, but is not required to commence loan principal repayments on any vehicle until such vehicle has been floor planned for 12 months or is sold.  The floor plan financing agreement allows for prepayments and working capital advances with monthly adjustments to the interest due on outstanding advances.  On December 31, 2007, the Company had approximately $257.9 million outstanding under its floor plan financing agreement with GE Capital.

                During 2007, substantially all of the Company’s new construction equipment purchases were financed by John Deere and CitiCapital.  The agreement with John Deere provides an interest free financing period after which time the amount financed is required to be paid in full. When construction equipment is sold prior to the expiration of the interest free finance period, the Company is required to repay the principal within approximately ten days of the sale. If the construction equipment financed by John Deere is not sold within the interest free finance period, it is transferred to the CitiCapital floor plan arrangement.  The Company makes principal payments for sold inventory to CitiCapital on the 15th day of each month.  Used and rental construction equipment is financed to a maximum of book value under a floor plan arrangement with CitiCapital.  The Company makes monthly interest payments on the amount financed and is required to commence loan principal repayments on rental construction equipment as book value is reduced.  Principal payments for sold used construction equipment are made no later than the 15th day of each month following the sale. The loans are collateralized by a lien on the construction equipment.  As of December 31, 2007, the Company’s floor plan arrangement with CitiCapital permitted the financing of up to $13.5 million in construction equipment.  On December 31, 2007, the Company had $6.2 million outstanding under its floor plan financing arrangements with John Deere and $9.6 million outstanding under its floor plan financing arrangement with CitiCapital.

                In January 2008, the Company entered into a loan agreement with Chase to replace the CitiCapital facility.  The new facility with Chase expires in June 2009 and the interest rate is LIBOR plus 1.15%.  The Company’s floor plan agreements limit the aggregate amount of borrowings based on the book value of new and used construction equipment units.

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

Off-Balance Sheet Arrangements

                The Company does not have any obligation under any transaction, agreement or other contractual arrangement to which an entity unconsolidated with the Company is a party, that has or is reasonably likely to have a material effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Contractual Obligations

                The Company has certain contractual obligations that will impact its short and long-term liquidity. At December 31, 2007, such obligations were as follows:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Long-term debt obligations (1)	$198,945	$33,593	$86,879	$64,842	$13,631
Capital lease obligations(2)	21,354	5,635	7,562	6,865	1,292
Operating lease obligations(3)	39,734	8,502	12,545	7,382	11,305
Floor plan debt obligation	273,653	273,653	—	—	—
Interest obligations (4)	51,547	29,187	16,525	5,385	450
Purchase obligations	5,970	2,739	1,671	1,248	312
Total	$591,203	$353,309	$125,182	$85,722	$26,990

(1)       Refer to Note 8 of Notes to Consolidated Financial Statements.

(2)       Refer to Note 11 of Notes to Consolidated Financial Statements.  Amounts include interest.

(3)           Refer to Note 11 of Notes to Consolidated Financial Statements.

(4)       In computing interest expense, the Company used its weighted average interest rate outstanding on fixed rate debt to estimate its interest expense on fixed rate debt.  The Company estimated interest expense on variable rate debt by using the variable rate in effect at December 31, 2007.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

                Market risk represents the risk of loss that may impact the financial position, results of operations, or cash flows of the Company due to adverse changes in financial market prices, including interest rate risk, and other relevant market rate or price risks.

                The Company is exposed to some market risk through interest rates related to our floor plan borrowing arrangements, variable rate debt and discount rates related to finance sales.  Floor plan borrowings are based on the LIBOR rate of interest and are used to meet working capital needs. As of December 31, 2007, the Company had floor plan borrowings of approximately $273.7 million.  Assuming an increase in the LIBOR rate of interest of 100 basis points, interest expense could increase by approximately $2.7 million.  The Company provides all customer financing opportunities to various finance providers. The Company receives all finance charges in excess of a negotiated discount rate from the finance providers in the month following the date of the financing. The negotiated discount rate is variable, thus subject to interest rate fluctuations. This interest rate risk is mitigated by the Company’s ability to pass discount rate increases to customers through higher financing rates.

                The Company is also exposed to some market risk through interest rates related to the investment of our current cash and cash equivalents which totaled $187.0 million on December 31, 2007.  These funds are generally invested in highly liquid money market accounts, government-sponsored enterprises and corporate bonds in accordance with the Company’s investment policy.  As such instruments mature and the funds are reinvested, we are exposed to changes in market interest rates. This risk is mitigated by management’s ongoing evaluation of the best investment rates available for current and noncurrent high quality investments. If market interest rates were to increase or decrease immediately and uniformly by 100 basis points, the Company’s interest income could correspondingly increase or decrease by approximately $1.9 million.  We have not used derivative financial instruments in our investment portfolio.

Item 8.  Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Rush Enterprises, Inc.

We have audited the accompanying consolidated balance sheets of Rush Enterprises, Inc. and subsidiaries (“the Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Rush Enterprises, Inc. and subsidiaries at December 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the financial statements, in 2006 the Company changed its method of accounting for share based payments and in 2007 the Company changed its method for accounting for income taxes.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Rush Enterprises, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 10, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Antonio, Texas

March 10, 2008

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Shares and Per Share Amounts)

	December 31,
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$187,009	$161,558
Accounts receivable, net	48,781	74,441
Inventories	365,947	484,696
Prepaid expenses and other	1,699	2,128
Deferred income taxes, net	7,028	7,496

Total current assets	610,464	730,319

Property and equipment, net	299,013	278,690

Goodwill, net	120,582	117,071

Other assets, net	1,532	2,330

Total assets	$1,031,591	$1,128,410

Liabilities and shareholders’ equity
Current liabilities:
Floor plan notes payable	$273,653	$446,354
Current maturities of long-term debt	33,593	25,999
Current maturities of capital lease obligations	4,444	2,933
Trade accounts payable	40,452	37,449
Accrued expenses	60,517	61,287
Total current liabilities	412,659	574,022

Long-term debt, net of current maturities	165,352	166,125
Capital lease obligations, net of current maturities	13,099	14,799
Deferred income taxes, net	40,904	33,856

Shareholders’ equity:
Preferred stock, par value $.01 per share; 1,000,000 shares authorized; 0 shares outstanding in 2007 and 2006	—	—
Common stock, par value $.01 per share; 60,000,000 class A shares and 20,000,000 class B shares authorized; 26,070,595 class A shares and 12,265,437 class B shares outstanding in 2007; 25,604,241 class A shares and 12,108,339 class B shares outstanding in 2006	383	251
Additional paid-in capital	178,274	169,801
Retained earnings	220,920	169,556

Total shareholders’ equity	399,577	339,608

Total liabilities and shareholders’ equity	$1,031,591	$1,128,410

The accompanying notes are an integral part of these consolidated financial statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Amounts)

	Year Ended December 31,
	2007	2006	2005

Revenues:
New and used truck sales	$1,393,253	$1,780,418	$1,400,736
Parts and service	480,611	441,424	365,908
Construction equipment sales	74,986	59,545	41,692
Lease and rental	52,103	41,776	33,975
Finance and insurance	21,663	19,197	15,356
Other	8,163	8,163	7,103

Total revenue	2,030,779	2,350,523	1,864,770

Cost of products sold:
New and used truck sales	1,283,993	1,652,913	1,304,290
Parts and service	283,912	259,801	215,419
Construction equipment sales	66,737	52,527	36,509
Lease and rental	44,069	32,615	25,860

Total cost of products sold	1,678,711	1,997,856	1,582,078

Gross profit	352,068	352,667	282,692

Selling, general and administrative	240,661	230,056	188,667

Depreciation and amortization	14,935	12,889	10,487

Operating income	96,472	109,722	83,538

Interest income (expense):
Interest income	2,840	2,162	2,508
Interest expense	(17,749)	(17,880)	(15,403)

Total interest expense, net	(14,909)	(15,718)	(12,895)

Gain on sale of assets, net	239	54	495

Income before taxes	81,802	94,058	71,138

Provision for income taxes	30,310	35,272	26,513

Net income	$51,492	$58,786	$44,625

Earnings per common share:
Basic	$1.35	$1.57	$1.23
Diluted	$1.33	$1.55	$1.19

The accompanying notes are an integral part of these consolidated financial statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In Thousands)

	Common Stock Shares Issued and Outstanding		$.01 Par	Additional Paid-In	Retained
	Class A	Class B	Value	Capital	Earnings	Total

Balance, December 31, 2004	24,513	11,333	$239	$156,423	$66,145	$222,807

Stock options exercised (including tax benefit of $3,076)	597	512	8	5,912		5,920
Issuance of common stock under employee stock purchase plan	45	—	—	339		339
Issuance cost of common stock	—	—	—	(71)		(71)
Net income	—	—	—	—	44,625	44,625

Balance, December 31, 2005	25,155	11,844	247	162,603	110,770	273,620

Stock options exercised (including tax benefit of $2,349)	392	264	4	4,091		4,095
Stock-based compensation related to stock options and employee stock purchase plan	—	—	—	2,647		2,647
Issuance of common stock under employee stock purchase plan	57	—	—	460		460
Net income	—	—	—	—	58,786	58,786

Balance, December 31, 2006	25,604	12,108	251	169,801	169,556	339,608

Stock options exercised (including tax benefit of $2,239)	408	157	4	4,459		4,463
Stock-based compensation related to stock options and employee stock purchase plan	—	—	—	3,442		3,442
Issuance of common stock under employee stock purchase plan	59	—	—	572		572
Stock dividend (50%)	—	—	128	—	(128)	—
Net income	—	—	—	—	51,492	51,492

Balance, December 31, 2007	26,071	12,265	$383	$178,274	$220,920	$399,577

The accompanying notes are an integral part of these consolidated financial statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Year Ended December 31,
	2007	2006	2005

Cash flows from operating activities:
Income from continuing operations	$51,492	$58,786	$44,625
Adjustments to reconcile net income to net cash used in operating activities, net of acquisitions-
Depreciation and amortization	35,798	27,074	21,010
Gain on sale of property and equipment, net	(239)	(825)	(1,669)
Stock-based compensation expense related to employee stock options and employee stock purchases	3,442	2,647	—
Provision for deferred income tax expense	7,516	6,877	1,286
Tax benefit realized from exercise of stock options	—	—	3,076
Excess tax benefits from stock-based compensation	(2,239)	(2,349)	—
Change in accounts receivable, net	25,689	(10,133)	(32,844)
Change in inventories	132,357	(114,380)	(102,308)
Change in prepaid expenses and other, net	429	(280)	(230)
Change in trade accounts payable	3,003	14,039	6,357
Change in accrued expenses	1,453	11,682	8,537

Net cash provided by (used in) operating activities	258,701	(6,862)	(52,160)

Cash flows from investing activities:
Acquisition of property and equipment	(65,268)	(112,766)	(47,385)
Proceeds from the sale of property and equipment	4,916	6,333	8,457
Business acquisitions	(7,866)	(36,087)	(66,026)
Change in other assets	712	664	(139)

Net cash used in investing activities	(67,506)	(141,856)	(105,093)

Cash flows from financing activities:
(Payments) draws on floor plan notes payable, net	(172,701)	120,003	113,345
(Payments) borrowings on lines of credit, net	—	(2,755)	321
Proceeds from long-term debt	43,211	102,448	52,099
Payments on long-term debt	(37,890)	(44,334)	(34,979)
Payments on capital lease obligations	(3,344)	(2,512)	(1,511)
Issuance of shares relating to employee stock options and employee stock purchase plan	2,796	2,206	3,183
Excess tax benefits from stock-based compensation	2,239	2,349	—
Capitalized expenditures related to issuance of 8,750,000 shares relating to the public offering	—	—	(71)
Debt issuance costs	(55)	(198)	(240)

Net cash provided by (used in) financing activities	(165,744)	177,207	132,147

Net increase (decrease) in cash and cash equivalents	25,451	28,489	(25,106)

Cash and cash equivalents, beginning of year	161,558	133,069	158,175

Cash and cash equivalents, end of year	$187,009	$161,558	$133,069

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$23,690	$20,761	$15,274
Income taxes	$18,716	$31,758	$21,703
Noncash investing and financing activities:
Assets acquired under capital leases	$3,511	$3,339	$18,416
Note payable related to acquisition	$1,500	—	—

The accompanying notes are an integral part of these consolidated financial statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       ORGANIZATION AND OPERATIONS:

Rush Enterprises, Inc. (the “Company”) was incorporated in 1965 under the laws of the State of Texas.  The Company now operates a Truck segment and a Construction Equipment segment.  The Truck segment operates a regional network of Rush Truck Centers.  Rush Truck Centers sell trucks manufactured by Peterbilt, Volvo, GMC, Hino, UD, Ford or Isuzu.  Through its strategically located network of Rush Truck Centers, the Company provides one-stop service for the needs of its customers, including retail sales of new and used trucks, aftermarket parts sales, service and repair facilities, financing, leasing and rental, and Insurance products.  The Company’s truck centers are located in areas on or near major highways in Alabama, Arizona, California, Colorado, Florida, Georgia, New Mexico, Oklahoma, Tennessee and Texas. The Construction Equipment segment, formed during 1997, operates a John Deere equipment center in Houston, Texas.  Construction equipment dealership operations include the retail sale of new and used construction equipment, aftermarket parts and service facilities, equipment rentals and the financing of new and used equipment.  See Note 18 of the Notes to Consolidated Financial Statements for segment information.

As part of the Company’s corporate reorganization in connection with its initial public offering (“Offering”) in June 1996, the Company acquired, as a wholly owned subsidiary, a managing general agent (the “MGA”) to manage all of the operations of Associated Acceptance, Inc. (“AA”).  The Texas Insurance Code previously required that every shareholder of a corporation licensed to act as a local recording agent be individually licensed to act as an insurance agent. Accordingly, as a licensed insurance agent in the State of Texas, W. Marvin Rush had been the sole shareholder of AA.  Recent regulatory changes no longer necessitate Mr. Rush’s ownership of AA. As a result, the Company and Mr. Rush transferred ownership of AA to a subsidiary of the Company.  Therefore, the financial position and operations of AA have been included as part of the Company’s consolidated financial position and results of operations for all periods presented.

Effective at the close of business on July 9, 2002 (the “Record Date”), pursuant to action taken by the shareholders at the Annual Meeting of the Company held July 9, 2002, and described in the Proxy Statement dated May 15, 2002, the Board of Directors of the Company reclassified the outstanding common stock, $0.01 par value per share (the “Old Common Stock”), as Class B common stock, $0.01 par value per share (the “Class B common stock”), and declared a stock dividend of one share of a new Class A common stock, $.01 par value per share (the “Class A common stock”), for each share of Class B common stock held by shareholders of record on the Record Date. The adjustment caused each option outstanding prior to July 9, 2002 to become an option to purchase Class A common stock and an option to purchase Class B common stock, each with an exercise price of 50% of the exercise price of the option originally granted.  Each share of Class A common stock ranks substantially equal to each share of Class B common stock with respect to receipt of any dividends or distributions declared on shares of common stock and the right to receive proceeds on liquidation or dissolution of the Company after payment of the Company’s indebtedness and liquidation preference payments to holders of preferred shares. However, holders of Class A common stock have 1/20th of one vote per share on all matters requiring a shareholder vote, while holders of Class B common stock have one vote per share on all matters requiring a shareholder vote. The Company’s stock trades on The NASDAQ Global Select MarketSM under the symbols RUSHA and RUSHB.

On September 20, 2007, our shareholders approved an amendment to our Restated Articles of Incorporation increasing the total number of authorized shares of Class A common stock from 40,000,000 to 60,000,000 and total number of authorized shares of Class B common stock from 10,000,000 to 20,000,000.  On the same date, our Board of Directors declared a 3-for-2 stock split of the Class A common stock and Class B common stock, to be effected in the form of a stock dividend.  On October 10, 2007,

Rush Enterprises, Inc. distributed one additional share of stock for every two shares of Class A common stock, par value $0.01 per share, and Class B common stock, par value $0.01 per share, held by shareholders of record as of October 1, 2007.  All share and per share data (except par value) in this Form 10-K have been adjusted and restated to reflect the stock dividend as if it occurred on the first day of the earliest period presented.

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

	2007	2006	Estimated Life (Years)

Land	$37,333	$36,117	—
Buildings and improvements	76,350	72,328	31 - 39
Leasehold improvements	16,712	13,590	2 - 35
Machinery and shop equipment	26,679	25,748	5 - 15
Furniture, fixtures and computers	26,717	25,033	3 - 7
Transportation equipment	28,046	27,352	2 - 15
Lease and rental vehicles	170,765	154,416	2 - 8
Construction in progress	16,562	4,813
Accumulated depreciation and amortization	(100,151)	(80,707)

Total	$299,013	$278,690

As of December 31, 2007, the Company had $16.7 million (net of accumulated depreciation of $6.1 million) in lease and rental vehicles under various capital leases included in property and equipment.  The charge to income resulting from amortization of these assets recorded under capital leases is included with depreciation expense.

Allowance for Doubtful Receivables and Repossession Losses

The Company provides an allowance for doubtful receivables and repossession losses after considering historical loss experience and other factors that might affect the collection of accounts receivable and the ability of customers to meet their obligations on finance contracts sold by the Company.

Goodwill

Goodwill related to acquisitions was approximately $120.6 million as of December 31, 2007 and $117.1 million as of December 31, 2006.  Goodwill increased $3.5 million in 2007 and $16.3 million in 2006.  Accumulated amortization of goodwill was approximately $3.8 million at December 31, 2007 and December 31, 2006.

Goodwill represents the excess purchase price over the fair value of net assets acquired.  The Company applies the provisions of Financial Accounting Standards Board (“FASB”) Statement No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), in our accounting for goodwill.  SFAS 142 requires that goodwill and other intangible assets that have indefinite lives not be amortized but instead be tested at least annually by reporting unit for impairment, or more frequently when events or changes in circumstances indicate that the asset might be impaired.  For indefinite lived intangible assets, impairment is tested by comparing the carrying value of the asset to the fair value of the reporting unit to which they are assigned.  Goodwill was tested for impairment at December 31, 2007 and no impairment write down was required.  However, the Company is exposed to the possibility that changes in market conditions could result in significant impairment charges in the future, thus resulting in a potential increase in earnings volatility.

Other Assets

Other assets include the long-term portion of notes receivable of $0.7 million at December 31, 2007 and $1.3 million at December 31, 2006.  The Company recognizes interest income on notes receivable monthly as earned.  Accumulated amortization of other assets was approximately $0.9 million at December 31, 2007 and $0.8 million at December 31, 2006.  The Company annually assesses the appropriateness of the asset valuations of other assets and the related amortization period as applicable.

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

The Company adopted FASB Interpretation 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), effective January 1, 2007.  FIN 48 prescribes how a company should recognize, measure, present and disclose uncertain tax positions that the company has taken or expects to take in its income tax returns.  FIN 48 requires that only income tax benefits meeting the “more likely than not” recognition threshold be recognized or continue to be recognized on its effective date.

Revenue Recognition Policies

Income on the sale of a vehicle or a piece of construction equipment (each a “unit”) is recognized when the seller and customer execute a purchase contract, delivery has occurred and there are no significant uncertainties related to financing or collectibility. Finance income related to the sale of a unit is recognized over the period of the respective finance contract, based on the effective interest rate method, if the finance contract is retained by the Company.  During 2007, 2006 and 2005, no finance contracts were retained for any significant length of time by the Company but were generally sold, with limited recourse, to certain finance companies concurrent with the sale of the related unit. Gain or loss is recognized by the Company upon the sale of such finance contracts to the finance companies, net of a provision for estimated repossession losses and early repayment penalties. Lease and rental income is recognized over the period of the related lease or rental agreement. Parts and services revenue is earned at the time the Company sells the parts to its customers or at the time the Company completes the service work order related to service provided to the customer’s unit. Payments received on prepaid maintenance plans are deferred as a component of accrued expenses and recognized as income when the maintenance is performed.

Cost of Sales

For the Company’s new and used truck and construction equipment operations and its parts operations, cost of sales consists primarily of the Company’s actual purchase price, less manufacturer’s incentives, for new and used trucks and construction equipment and parts. The Company is subject to a chargeback of manufacturer incentives for trucks that are not sold to the customer for which they were ordered.  The Company records a liability for a potential chargeback of manufacturer incentives in its financial statements.  For the Company’s service and body shop operations, technician labor cost is the primary component of cost of sales. For the Company’s rental and leasing operations, cost of sales consists primarily of depreciation, rent and interest expense on the lease and rental fleet owned and leased by the Company, and the maintenance cost of the lease and rental fleet. There are no costs of sales associated with the Company’s finance and insurance revenue or other revenue.

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

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006.  The Company’s Consolidated Financial Statements as of December 31, 2007, and 2006 reflect the impact of SFAS 123(R).  In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R).

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

Stock-based compensation expense recognized during the year ended December 31, 2007, and 2006 is based on the fair value of the portion of share-based payment awards that is ultimately expected to vest during the period.  Stock-based compensation expense recognized in the Company’s Consolidated Statement of Operations for the years ended December 31, 2007, and 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R).  In conjunction with the adoption of SFAS 123(R), compensation expense for all share-based payment awards is recognized using the straight-line single-option method.  As stock-based compensation expense recognized in the Consolidated Statement of Operations for the year ended December 31, 2007, and 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures.  SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  In the Company’s pro forma information required under SFAS 123 for the periods prior to 2006, the Company accounted for forfeitures as they occurred.

Following the adoption of SFAS 123(R), the Company continues to use the Black-Scholes option-pricing model which was previously used for the Company’s pro forma information required under SFAS 123. For additional information, see Note 12. The Company’s determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables.  These variables include, but are not limited to, the Company’s expected stock price volatility over the term of the awards, and actual and projected stock option exercise behaviors.  Option-pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable.  Because the Company’s stock options have certain characteristics that are significantly different from traded options, and because changes in the subjective assumptions can materially affect the estimated value, in management’s opinion, the existing valuation models may not provide an accurate measure of the fair value of the Company’s stock options.  Although the fair value of stock options is determined in accordance with SFAS 123(R) using an option-pricing model, that value may not be indicative of the fair value observed in a market transaction between a willing buyer and a willing seller.

The following table reflects the weighted-average fair value of stock options granted during each period using the Black-Scholes option valuation model with the following weighted-average assumptions used:

	2007	2006	2005
Expected stock volatility	36.7% - 38.9%	25.5% - 32.2%	22.5% - 34.5%
Weighted-average stock volatility	38.78%	26.86%	31.89%
Expected dividend yield	0.0%	0.0%	0.0%
Risk-free interest rate	4.66%	4.69%	4.03%
Expected life (years)	5.0	5.0 - 7.0	7.0
Weighted-average fair value of stock options granted	$5.66	$4.95	$4.36

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

If the Company had adopted the fair value accounting method under SFAS 123, the Company’s income from continuing operations, net income and earnings per share would have been reduced to the pro forma amounts indicated below for the year ended December 31, 2005 (in thousands, except per share amounts):

2005

Net income as reported for the prior period (1)	$44,625
Stock-based compensation expense related to stock options and employee stock purchases	1,737
Tax benefit	684
Stock-based compensation expense related to stock options and employee stock purchases, net of tax	1,053

Pro forma net income, including the effect of stock-based compensation expense	$43,572

Basic earnings per share — as reported for the prior period (1)	$1.23
Pro forma basic earnings per share, including the effect of stock-based compensation expense	1.20

Diluted earnings per share — as reported for the prior period (1)	$1.19
Pro forma diluted earnings per share, including the effect of stock-based compensation expense	1.16

(1)Net income and net income per share prior to 2006 did not include stock-based compensation expense for stock options and  employee stock purchases under SFAS 123(R) because the Company did not adopt the recognition provisions of SFAS 123(R).

Advertising Costs

Advertising costs are expensed as incurred.  Advertising and marketing expense related to operations was $4.2 million for 2007, $3.1 million for 2006 and $2.5 million for 2005. Advertising and marketing expense is included in selling, general and administrative expense.

Cash and Cash Equivalents

Cash and cash equivalents generally consist of cash and other money market instruments. The Company considers all highly liquid investments with an original maturity of ninety days or less to be cash equivalents.

Accounting for Internal Use Software

The American Institute of Certified Public Accountants issued Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” (“SOP 98-1”) in March 1998.  SOP 98-1 provides guidance on accounting for the costs of computer software developed or obtained for internal use and identifies characteristics of internal-use software.  The Company’s accounting policy with respect to accounting for computer software developed or obtained for internal use is consistent with SOP

98-1.  The Company has capitalized software of approximately $11.9 million at December 31, 2007, and $1.0 million at December 31, 2006.

New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement” (“SFAS No. 157”).  SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, but does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The Company adopted SFAS No. 157 on January 1, 2008 and it did not have a significant impact on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”).  SFAS No. 159 allows entities the option to measure eligible financial instruments at fair value as of specified dates.  Such election, which may be applied on an instrument by instrument basis, is typically irrevocable once elected.  SFAS 159 is effective for fiscal years beginning after November 15, 2007, and early application is allowed under certain circumstances.  The Company did not elect to measure eligible financial instruments at fair value as specified in SFAS No. 159.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”), which establishes principles and requirements for how the acquirer:  (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  SFAS 141(R) requires contingent consideration to be recognized at its fair value on the acquisition date and, for certain arrangements, changes in fair value to be recognized in earnings until settled.  SFAS 141(R) also requires acquisition-related transaction and restructuring costs to be expensed rather than treated as part of the cost of the acquisition.  SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The Company does not expect the adoption of SFAS No. 141(R) to have a significant impact on its consolidated results of operations and financial position.

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

Distributor

Expiration Dates

Peterbilt	April 2008 through January 2010
Volvo	August 2010
GMC	October 2010
Isuzu	Indefinite
Hino	December 2009
UD	September 2008 through Indefinite
Ford	Indefinite
John Deere	Indefinite

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

The Company purchases its new Peterbilt vehicles and most of its parts from PACCAR, the maker of Peterbilt trucks and parts, at prevailing prices charged to all franchised dealers.  Sales of new Peterbilt trucks accounted for approximately 83% of the Company’s new vehicle sales for the year ended December 31, 2007, and 90% of the Company’s new vehicle sales for the year ended December 31, 2006.

The Company purchases most of its new construction equipment and parts from John Deere at prevailing prices charged to all franchised dealers. Sales of new John Deere equipment accounted for approximately 91.5% of the Company’s new equipment sales for the year ended December 31, 2007, and 91% of the Company’s new equipment sales for the year ended December 31, 2006.

Primary Lenders

The Company purchases its new and used truck and construction equipment inventories with the assistance of floor plan financing programs offered by various financial institutions and John Deere.  Additional floor plan financing is provided by John Deere pursuant to the Company’s equipment dealership agreement. These agreements provide that the occurrence of certain events will be considered events of default. There were no known events of default as of December 31, 2007. In the event that the Company’s financing becomes insufficient, or its relationship with the current primary lenders terminates, the Company would need to obtain similar financing from other sources. Management believes it can obtain additional floor plan financing or alternative financing if necessary.

The Company’s debt agreements include certain restrictive covenants. The Company was in compliance with these and all debt covenants as of December 31, 2007.

Concentrations of Credit Risks

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. The Company places its cash and cash equivalents with what it considers to be quality financial institutions.  As of December 31, 2007, the Company had deposits in excess of federal insurance protection totaling approximately $198.8 million.

The Company controls credit risk through credit approvals and by selling a majority of its trade receivables without recourse.  Concentrations of credit risk with respect to trade receivables are reduced because a large number of geographically diverse customers make up the Company’s customer base, thus spreading the trade credit risk. A majority of the Company’s business, however, is concentrated in the United States heavy- and medium-duty truck and construction equipment markets and related aftermarkets.

The Company generally sells finance contracts it enters into with customers to finance the purchase of trucks or construction equipment to third parties.  These finance contracts are sold both with and without recourse.  A majority of the Company’s finance contracts are sold without recourse. The Company provides an allowance for doubtful receivables and a reserve for repossession losses related to finance contracts sold.  Historically, the Company’s allowance and reserve have covered losses inherent in these receivables.

4.       ACCOUNTS RECEIVABLE:

The Company’s accounts receivable, net, consisted of the following (in thousands):

	December 31,
	2007	2006

Trade accounts receivable from sale of vehicles and construction equipment	$23,284	$52,157
Other trade receivables	6,605	5,874
Warranty claims	6,046	5,677
Other accounts receivable	13,173	11,202
Less allowance for bad debt and warranty receivable	(327)	(469)

Total	$48,781	$74,441

5.       INVENTORIES:

The Company’s inventories consisted of the following (in thousands):

	December 31,
	2007	2006

New vehicles	$223,444	$362,881
Used vehicles	28,646	33,979
New construction equipment	18,243	11,992
Used construction equipment	606	807
Parts and accessories	95,019	74,832
Other	5,058	3,652
Less allowance	(5,069)	(3,447)

Total	$365,947	$484,696

6. VALUATION ACCOUNTS:

Valuation and allowance accounts include the following (in thousands):

	Balance Beginning of Year	Net Charged to Costs and Expenses	Acquisitions	Net Write-Offs	Balance End of Year

2007
Reserve for warranty and accounts receivable	526	170		(369)	327
Reserve for parts inventory	2,025	894	232	(1,548)	1,603
Reserve for equipment inventory	408	(31)		(49)	328
Reserve for truck inventory	1,014	8,953		(6,829)	3,138

2006
Reserve for warranty receivable	273	676		(480)	469
Reserve for parts inventory	1,448	2,183	709	(2,315)	2,025
Reserve for equipment inventory	0	443		(35)	408
Reserve for truck inventory	150	3,223		(2,359)	1,014

2005
Reserve for warranty receivable	350	147		(224)	273
Reserve for parts inventory	1,126	1,201	234	(1,113)	1,448
Reserve for truck inventory	350	150		(350)	150

Allowance for Doubtful Receivables

The Company provides an allowance for uncollectible warranty receivables. The Company evaluates the collectibility of its warranty claims receivable based on a combination of factors, including aging and correspondence with the applicable manufacturer. Management reviews the warranty claims receivable aging and adjusts the allowance based on historical experience. The Company records charge-offs related to warranty receivables on an as-needed basis.  The Company sells a majority of its customer accounts receivable to a third party that is responsible for qualifying the customer for credit at the point of sale. All credit risk is assumed by the third party.

Inventory

The Company provides a reserve for obsolete and slow moving parts. The reserve is reviewed and, if necessary, adjustments are made on a quarterly basis. The Company relies on historical information to support its reserve. Once the inventory is written down, the Company does not adjust the reserve balance until the inventory is sold.

The valuation for new and used truck and equipment inventory is based on specific identification. A detail of new and used truck and equipment inventory is reviewed and, if necessary, adjustments to the value of specific units are made on a quarterly basis.

7.       FLOOR PLAN NOTES PAYABLE AND LINES OF CREDIT:

Floor Plan Notes Payable

Floor plan notes are financing agreements to facilitate the Company’s purchase of new and used trucks and construction equipment. These notes are collateralized by the inventory purchased and accounts receivable arising from the sale thereof. The Company’s floor plan notes have interest rates based on the prime rate or LIBOR, as defined in the agreements. The interest rates applicable to these agreements ranged from approximately 6.28% to 8.75% as of December 31, 2007. Amounts borrowed under these agreements are due when the related truck or construction equipment inventory (collateral) is sold and the sales proceeds are collected by the Company, or in the case of construction equipment rentals, when the carrying value of the equipment is reduced. These agreements may be modified, suspended or terminated by the lender as described in Note 4.

The Company finances substantially all of the purchase price of its new truck inventory, and the loan value of its used truck inventory under a floor plan financing agreement with GE Capital, under which GE Capital pays the manufacturer directly with respect to new trucks.  On December 31, 2007, the Company had approximately $257.9 million outstanding under its floor plan financing agreement with GE Capital.

The Company’s floor plan agreement with CitiCapital is based on the book value of the Company’s construction equipment inventory. As of December 31, 2007, the aggregate amount of borrowing capacity with this lender was $13.5 million, with approximately $9.6 million outstanding. Additional amounts are available under the Company’s John Deere dealership agreement. At December 31, 2007, approximately $6.2 million was outstanding pursuant to the John Deere dealership agreement.

Assets pledged as collateral as of December 31, 2007 and 2006 were as follows (in thousands):

	December 31,
	2007	2006
Inventories, new and used trucks and construction equipment at cost based on specific identification, net of allowance	$267,472	$407,829
Truck and construction equipment sale related accounts receivable	23,284	52,157

Total	$290,756	$459,986

Floor plan notes payable	$273,653	$446,354
Accounts payable – truck manufacturer	—	7,579

Total borrowings related to truck and construction equipment	$273,653	$453,933

Lines of Credit

The Company may request working capital advances in the minimum amount of $100,000 from GE Capital, its primary truck lender.  However, such working capital advances may not cause the total indebtedness owed GE Capital to exceed an amount equal to the wholesale advances made against the then current inventory less any payment reductions owed to GE Capital.  There were no working capital advances outstanding under this agreement at December 31, 2007.  The Company has a secured line of credit that provides for a maximum borrowing of $8.0 million.  There were no advances outstanding under this secured line of credit at December 31, 2007, however, $6.2 million was pledged to secure various letters of credit related to self-insurance products, leaving $1.8 million available for future borrowings as of December 31, 2007.

8.       LONG-TERM DEBT:

Long-term debt was comprised of the following (in thousands):

	December 31,
	2007	2006

Variable interest rate term note	$3,200	$—
Fixed interest rate term notes	195,745	192,124

Total debt	198,945	192,124

Less- current maturities	(33,593)	(25,999)

Total	$165,352	$166,125

As of December 31, 2007, debt maturities were as follows (in thousands):

2008	$33,593
2009	36,331
2010	50,548
2011	42,582
2012	22,260
Thereafter	13,631

Total	$198,945

The interest rate on the Company’s variable interest rate note is based on LIBOR on December 31, 2007. The interest rate on the note was approximately 5.95% on December 31, 2007.  The note payment is $53,333 per quarter, plus interest.  The note matures in December 2012.

The Company’s fixed interest rate notes are primarily with financial institutions and had interest rates that ranged from approximately 4.74% to 9.68% on December 31, 2007. Payments on the notes range from $68 to $76,196 per month, plus interest.  Maturities of these notes range from January 2008 to December 2015.

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

10.     DEFINED CONTRIBUTION PLAN:

The Company has a defined contribution plan (the “Rush Plan”), which is available to all Company employees and the employees of certain affiliates. Each employee who has completed 90 days of continuous service is entitled to enter the Rush Plan on the first day of the following month. Participating employees may contribute from 1% to 50% of total gross compensation. However, certain higher paid employees are limited to a maximum contribution of 15% of total gross compensation. For the first 10% of an employee’s contribution, the Company, at its discretion, may contribute an amount equal to 25% of the employees’ contributions for those employees with less than five years of service and an amount equal to 50% of the employees’ contributions for those employees with more than five years of service. The Company incurred expenses related to the Rush Plan of approximately $3.6 million during the year ended December 31, 2007, $3.1 million during the year ended December 31, 2006, and $2.6 million during the year ended December 31, 2005.

The Company currently does not provide any postretirement benefits nor does it provide any post employment benefits.

11.     LEASING ACTIVITIES:

Vehicle Leases as Lessee

The Company leases vehicles, as lessee, primarily over periods ranging from one to ten years under operating lease and capital lease arrangements. As discussed below, these vehicles are then subleased by the Company to customers under various agreements.  Future minimum sublease rentals to be received by the Company under non-cancelable subleases, as described below, are $38.8 million.  Generally, the Company is required to incur all operating costs and pay a minimum rental.  The Company guarantees the residual value of vehicles under operating lease and capital lease arrangements.  At December 31, 2007, the Company guaranteed vehicle residual values of $7.0 million under operating lease arrangements and $8.1 million under capital lease arrangements.  Historically, the Company purchases these vehicles at the end of the lease term and recognizes a gain on the sale of the vehicle.  The residual values are not reflected in the future minimum lease payments for operating leases.  Vehicle lease expenses were approximately $4.8 million for the year ended December 31, 2007, $4.8 million for the year ended December 31, 2006, and $5.5 million for the year ended December 31, 2005.

Future minimum lease payments under capital and non-cancelable vehicle leases as of December 31, 2007, are as follows (in thousands):

	Capital Leases	Operating Leases
2008	$5,635	$4,345
2009	4,068	3,635
2010	3,494	2,765
2011	4,045	2,051
2012	2,820	1,670
Thereafter	1,292	1,323

Total minimum lease payments	$21,354	$15,789
Less amount representing interest	(3,811)
Present value of net minimum capital lease payments	17,543
Less current portion	(4,444)
Obligations under capital leases less current portion	$13,099

Customer Vehicle Leases as Lessor

A division of the Company leases both owned and leased vehicles to customers primarily over periods of one to ten years under operating lease arrangements. These leases require a minimum rental payment and a contingent rental payment based on mileage. Rental income during the year ended December 31, 2007 consisted of minimum rental payments of approximately $34.2 million and contingent rental payments of $5.4 million.  Rental income during the year ended December 31, 2006, consisted of minimum rental payments of approximately $24.7 million and contingent rentals payments of approximately $4.1 million.  Rental income during the year ended December 31, 2005, consisted of minimum rental payments of approximately $20.6 million and contingent rental payments of $3.5 million.   Minimum lease payments to be received for non-cancelable leases and subleases in effect at December 31, 2007, are as follows (in thousands):

2008	$34,305
2009	31,396
2010	26,351
2011	19,280
2012	11,183
Thereafter	6,548

Total	$129,063

As of December 31, 2007, the Company had $131.0 million (net of accumulated depreciation of $39.8 million) of lease vehicles included in property and equipment.  As of December 31, 2006, the Company had $125.6 million (net of accumulated depreciation of $28.9 million) of lease vehicles included in property and equipment.

Other Leases - Land and Buildings

The Company leases various assets under operating leases with expiration dates ranging from April 2008 through November 2027.  Monthly rental payments range from approximately $802 per month to $36,500 per month.  Rental expense was $4.3 million for the year ended December 31, 2007, $4.2 million for the year ended December 31, 2006, and $3.2 million for the year ended December 31, 2005.  Future minimum lease payments under non-cancelable leases at December 31, 2007, are as follows (in thousands):

2008	$4,157
2009	3,297
2010	2,848
2011	2,396
2012	1,265
Thereafter	9,982

Total	$23,945

12.     STOCK OPTIONS AND STOCK PLANS:

Stock Dividend

On September 20, 2007, our shareholders approved an amendment to our Restated Articles of Incorporation increasing the total number of authorized shares of Class A common stock from 40,000,000 to 60,000,000 and total number of authorized shares of Class B common stock from 10,000,000 to 20,000,000.  On the same date, our Board of Directors declared a 3-for-2 stock split of the Class A common stock and Class B common stock, to be effected in the form of a stock dividend. On October 10, 2007, Rush Enterprises, Inc. distributed one additional share of stock for every two shares of Class A common stock, par value $0.01 per share, and Class B common stock, par value $0.01 per share, held by shareholders of record as of October 1, 2007.  All share and per share data (except par value) in this Form 10-K have been adjusted and restated to reflect the stock dividend as if it occurred on the first day of the earliest period presented.

Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan that allows eligible employees to contribute up to 10% of their base earnings toward the semi-annual purchase of the Company’s Class A common Stock. The employee’s purchase price is 85% of the lesser of the closing price of the Class A common Stock on the first business day or the last business day of the semi-annual offering period, as reported by The NASDAQ Global Select MarketSM. Employees may purchase shares having a fair market value of up to $25,000 (measured as of the first day of each semi-annual offering period) for each calendar year.  Under the Employee Stock Purchase Plan, 900,000 shares of the Company’s Class A common Stock have been reserved for issuance.  During the year ended December 31, 2007, the Company issued 58,713 shares under the Employee Stock Purchase Plan.  During the year ended December 31, 2006, the Company issued 57,046 shares under the Employee Stock Purchase Plan.  Of the 2,952 employees eligible to participate, 275 were participants in the plan as of December 31, 2007.

Non-Employee Director Stock Option Plan

On May 16, 2006, the Board of Directors and shareholders adopted the Rush Enterprises, Inc. 2006 Non-Employee Director Stock Option Plan (the “Director Plan”), reserving 1,500,000 shares of Class A common Stock for issuance upon exercise of any awards granted under the Plan. This Director Plan replaced the Company’s Amended and Restated 1997 Non-Employee Director Stock Option Plan (the “1997 Director Plan”) effective May 17, 2006.  The Director Plan is designed to attract and retain highly qualified non-employee directors.  Traditionally, each non-employee director receives options to purchase 20,000 shares of the Company’s Class A common Stock upon their respective date of appointment and each year on the date that they are elected or reelected by the shareholders to serve on the Board of Directors.  Each option has a ten year term from the grant date and vests immediately.  Under the Director Plan, 1,500,000 shares of the Company’s Class A common Stock have been reserved for issuance.  During each of the years ended December 31, 2007 and December 31, 2006, the Company granted 120,000 options of Class A common Stock under the 1997 Director Plan.

Employee Stock Option Plans

In May 2007, the Board of Directors and shareholders adopted the Rush Enterprises, Inc. 2007 Long-Term Incentive Plan (the “2007 Incentive Plan”). The 2007 Incentive Plan provides for the grant of stock options (which may be nonqualified stock options or incentive stock options for tax purposes), stock appreciation rights issued independent of or in tandem with such options (“SARs”), restricted stock awards and performance awards.  The 2007 Incentive Plan replaced the Rush Enterprises, Inc. Long-Term Incentive Plan (“Incentive Plan”) effective May 22, 2007.

The aggregate number of shares of common stock subject to stock options or SARs that may be granted to any one participant in any year under the 2007 Incentive Plan is 100,000 shares of Class A common Stock and 100,000 shares of Class B common Stock.  Each option has a ten year term from the grant date and vests in three equal annual installments beginning on the third anniversary of the grant date.  The Company has 2,550,000 shares of Class A common Stock and 450,000 shares of Class B common Stock reserved for issuance upon exercise of any awards granted under the Company’s 2007 Incentive Plan.  During the year ended December 31, 2007, the Company granted 561,832 options under the Incentive Plan and 37,500 shares under the 2007 Incentive Plan.  During the year ended December 31, 2006, the Company granted 478,687 options under the Incentive Plan.

Valuation and Expense Information under SFAS 123(R)

On January 1, 2006, the Company adopted SFAS 123(R), which requires the measurement and recognition of compensation expense for all share-based payment awards made to the Company’s employees and directors including stock options and employee stock purchases related to the Employee Stock Purchase Plan based on estimated fair values.  Stock-based compensation expense related to stock options and employee stock purchases under SFAS 123(R) for the year ended December 31, 2007 was $3.4 million and for the year ended December 31, 2006 was $2.6 million.  There was no stock-based compensation expense related to stock options and employee stock purchases recognized during the year ended December 31, 2005 because the company had not adopted SFAS 123(R).

Prior to the adoption of SFAS 123(R), the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows.  SFAS 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows.  The excess tax benefit classified as a financing cash inflow that would have been classified as an operating cash inflow if the Company had not adopted SFAS 123(R) was $2.2 million for the year ended December 31, 2007, and $2.3 million for the year ended December 31, 2006.  Cash received from options exercised and shares purchased under all share-based payment arrangements was $2.8 million for the year ended December 31, 2007, $2.2 million for the year ended December 31, 2006, and $3.2 million for the year ended December 31, 2005.

A summary of the Company’s stock option activity and related information for the year ended December 31, 2007, follows:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value

Balance at January 1, 2007	2,463,469	$7.45
Granted	719,325	13.68
Exercised	(564,728)	3.94
Forfeited	(11,497)	12.84

Balance at December 31, 2007	2,606,569	$9.91	7.36	$21,103,691

Vested and exercisable at December 31, 2007	698,591	$7.68	6.31	$7,201,880

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on an average of the closing price as of December 31, 2007, of the Company’s Class A common stock and Class B common stock of $17.99.  The total intrinsic value of options exercised was $6.1 million during the year ended December 31, 2007, $6.3 million during the year ended December 31, 2006, and $8.3 million during the year ended December 31, 2005.

A summary of the status of the Company’s non-vested shares as of December 31, 2007, and changes during the year ended December 31, 2007, follows:

Non-vested Shares	Shares	Weighted Average Grant Date Fair Value

Non-vested at January 1, 2007	1,853,329	$3.63
Granted	719,325	5.66
Vested	(653,179)	3.11
Forfeited	(11,497)	5.18

Non-vested at December 31, 2007	1,907,978	$4.56

As of December 31, 2007, there was $4.1 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Incentive Plan and the 2007 Incentive Plan.  That cost is expected to be recognized over a weighted-average period of 3.1 years.  The total fair value of options vested was $2.0 million during the year ended December 31, 2007, $1.6 million during the year ended December 31, 2006, and $1.3 million during the year ended December 31, 2005.

13.     EARNINGS PER SHARE:

Basic earnings per share (“EPS”) were computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted EPS differs from basic EPS due to the assumed conversions of potentially dilutive options and warrants that were outstanding during the period. The Company’s Class A common stock and Class B common stock have equal claims on earnings of the Company.  The following is a reconciliation of the numerators and the denominators of the basic and diluted per share computations for net income.  Share and per share data for 2006 and 2005 have been adjusted and restated to reflect the stock dividend discussed above.

	2007	2006	2005

Numerator-
Numerator for basic and diluted earnings per share-
Net income available to common shareholders	$51,492,000	$58,786,000	$44,625,000

Denominator-
Denominator for basic earnings per share, weighted average shares	38,059,240	37,475,426	36,303,012

Effect of dilutive securities-
Stock options	686,477	413,904	1,131,848

Denominator for diluted earnings per share, adjusted weighted average shares and assumed conversions	38,745,717	37,889,330	37,434,860

Basic earnings per common share	$1.35	$1.57	$1.23

Diluted earnings per common share and common share equivalents	$1.33	$1.55	$1.19

Options to purchase shares of common stock that were outstanding for the years ended December 31, 2007, 2006 and 2005 that were not included in the computation of diluted earnings per share because the exercise prices were greater than the average market prices of the common shares are as follows:

	2007	2006	2005

Options	157,500	393,925	288,325

Total anti-dilutive securities	157,500	393,925	288,325

14.     INCOME TAXES:

Provision for Income Taxes

The tax provisions are summarized as follows (in thousands):

	Year Ended December 31,
	2007	2006	2005

Current provision-
Federal	$20,516	$26,189	$23,349
State	2,278	2,469	1,878

	22,794	28,658	25,227

Deferred provision-
Federal	8,027	6,173	950
State	(511)	441	336

	7,516	6,614	1,286

Provision for income taxes	$30,310	$35,272	$26,513

The following summarizes the components of deferred tax assets and liabilities included in the balance sheet (in thousands):

	December 31,
	2007	2006
Current:
Deferred tax assets:
Inventory	$2,083	$1,641
Accounts receivable	179	176
Capital lease obligations	1,616	1,662
Stock options	403	190
Other	2,747	3,827
Current deferred tax asset	$7,028	$7,496

Non-Current:
Deferred tax assets:
Capital lease obligations	$4,849	$4,987
Stock options	1,611	759
Other	622	24
	7,082	5,770
Deferred tax liabilities:
Difference between book and tax basis	(47,986)	(39,626)

Net non-current tax liability	$(40,904)	$(33,856)

The Company’s various state net operating loss carry forwards expire from 2011 through 2021.

A reconciliation of taxes based on the federal statutory rates and the provisions for income taxes are summarized as follows (in thousands):

	Year Ended December 31,
	2007	2006	2005

Income taxes at the federal statutory rate	$28,631	$32,920	$24,898
State income taxes, net of federal benefit	1,148	1,995	1,439
Tax effect of permanent differences	(143)	17	(77)
State tax valuation allowance	—	(73)	50
Other, net	674	413	203

Provision for income taxes	$30,310	$35,272	$26,513

The Company included accruals for unrecognized income tax benefits totaling $1.4 million as a component of accrued liabilities as of January 1, 2007, and $2.0 million as of December 31, 2007.  The unrecognized tax benefits of $1.4 million at January 1, 2007, and $2.0 million at December 31, 2007, if recognized, would impact the Company’s effective tax rate.  The interest expense liability of $171,000 related to unrecognized tax benefits on December 31, 2007, was included in income tax expense.  No amounts were accrued for penalties.

The Company does not anticipate a significant change in the amount of unrecognized tax benefits in the next 12 months.  As of December 31, 2007, the tax years ended December 31, 2003, through 2006 remained subject to examination by tax authorities.

A reconciliation of the change in the unrecognized tax benefits from January 1, 2007, to December 31, 2007, is as follows:

Year Ended December 31, 2007

Unrecognized tax benefits at January 1, 2007	$1,430,204
Gross increases — tax positions in prior years	535,224

Unrecognized tax benefits at December 31, 2007	$1,965,428

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

In 2006, the Company signed an agreement with Titan Technology Partners to implement SAP enterprise software and a new SAP dealership management system.  The cost of the SAP software and implementation is estimated at $15.0 million, of which $11.9 million was expended at December 31, 2007.

16.     ACQUISITIONS:

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

In March 2007, the Company purchased certain assets of Allen-Jensen, Inc., which consisted of a GMC and Isuzu truck dealership in Waco, Texas.  The Company is operating the facility as a full-service Rush Truck Center offering Peterbilt heavy- and medium-duty trucks as well as medium-duty trucks manufactured by GMC and Isuzu, and parts and service.  The transaction was valued at approximately $6.3 million, with the purchase price paid in cash.

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

In November 2006, the Company acquired Fouts Bros. UD-GMC, Inc., a GMC, UD, Hino and Isuzu medium-duty truck dealer in Smyrna, Georgia.  The Company is operating the facility as a full-service Rush Medium-Duty Truck Center offering medium-duty GMC, UD, Hino and Isuzu trucks, parts, and service. The transaction was valued at approximately $9.2 million, with the purchase price paid in cash.

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

In March 2006, the Company purchased certain assets of Great Southern Peterbilt, Inc., which consisted of a Peterbilt and Hino truck dealership in Jacksonville, Florida.  The Company is operating the facility as a full-service Rush Truck Center offering heavy- and medium-duty trucks, parts and service.  The transaction was valued at approximately $22.0 million, with the purchase price paid in cash.

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

Inventories	$10,525
Property and equipment	2,475
Accrued expenses	(18)
Goodwill	9,001

Total	$21,983

All of the goodwill acquired in the Great Southern Peterbilt, Inc. acquisition will be amortized over 15 years for tax purposes.

17.     UNAUDITED QUARTERLY FINANCIAL DATA:

(In thousands, except per share amounts.)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2007

Revenues	$531,258	$519,404	$521,598	$458,519
Gross Profit	89,496	91,725	89,741	81,106
Operating income	25,446	25,511	24,192	21,323
Income before income taxes	21,006	21,046	20,839	18,911
Net income	$13,024	$13,048	$13,128	$12,292
Earnings per share:
Basic	$0.34	$0.34	$0.34	$0.32
Diluted	$0.34	$0.34	$0.34	$0.32

2006

Revenues	$497,885	$569,187	$651,321	$632,130
Gross Profit	81,600	87,915	93,083	90,069
Operating income	22,036	27,288	30,589	29,809
Income before income taxes	18,523	23,787	26,261	25,487
Net income	$11,577	$14,868	$16,412	$15,929
Earnings per share:
Basic	$0.31	$0.40	$0.44	$0.42
Diluted	$0.31	$0.39	$0.43	$0.42

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

The Company currently has two reportable business segments: the Truck segment and the Construction Equipment segment. The Truck segment operates a regional network of truck centers that provide an integrated one-stop source for the trucking needs of its customers, including retail sales of new and used heavy- and medium-duty trucks; aftermarket parts, service and body shop facilities; and a wide array of financial services, including the financing of new and used truck purchases, insurance products and truck leasing and rentals. The Construction Equipment segment operates a full-service John Deere dealership that serves the Houston, Texas area.  Construction Equipment dealership operations include the retail sale of new and used construction equipment, aftermarket parts and service facilities, equipment rentals, and the financing of new and used construction equipment.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on income before income taxes not including extraordinary items.

The Company accounts for intersegment sales and transfers as if the sales or transfers were to third parties, that is, at current market prices. There were no material intersegment sales during the years ended December 31, 2007, 2006 and 2005.

The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately because each business unit requires different technology and marketing strategies. Business units were maintained through expansion and acquisitions. The following table contains summarized information about reportable segment profit or loss and segment assets for the years ended December 31, 2007, 2006 and 2005 (in thousands):

	Truck Segment	Construction Equipment Segment	All Other	Totals

2007
Revenues from external customers	$1,914,897	$97,130	$18,752	$2,030,779
Interest income	2,840	—	—	2,840
Interest expense	16,324	860	565	17,749
Depreciation and amortization	13,665	558	712	14,935
Segment income before income tax	71,736	8,527	1,539	81,802
Segment assets	973,434	30,494	27,663	1,031,591
Goodwill	113,869	4,075	2,638	120,582
Expenditures for segment assets	70,363	1,022	592	71,977

2006
Revenues from external customers	$2,254,123	$77,816	$18,584	$2,350,523
Interest income	2,162	—	—	2,162
Interest expense	16,697	830	353	17,880
Depreciation and amortization	12,056	367	466	12,889
Segment income before income tax	86,116	5,624	2,318	94,058
Segment assets	1,084,343	22,914	21,153	1,128,410
Goodwill	112,535	4,075	461	117,071
Expenditures for segment assets	109,938	443	5,724	116,105

2005
Revenues from external customers	$1,795,441	$57,731	$11,598	$1,864,770
Interest income	2,508	—	—	2,508
Interest expense	14,640	586	177	15,403
Depreciation and amortization	9,894	291	302	10,487
Segment income before income tax	64,921	4,566	1,651	71,138
Segment assets	801,917	24,080	14,237	840,234
Goodwill	96,539	4,075	111	100,725
Expenditures for segment assets	64,592	392	817	65,801

Revenues from segments below the quantitative thresholds are attributable to three operating segments of the Company. Those segments include a tire retailing company, an insurance company and a hunting lease operation. None of those segments has ever met any of the quantitative thresholds for determining reportable segments.

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

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2007, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with generally accepted accounting principles.

As of December 31, 2007, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on the assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2007, based on those criteria.

Ernst & Young LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this annual report on Form 10-K, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. The report, which expresses unqualified opinions on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007, is included in this Item 9A under the heading “Attestation Report of Independent Registered Public Accounting Firm.”

Attestation Report of Independent Registered Public Accounting Firm

Report of Ernst & Young LLP

Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Rush Enterprises, Inc.

We have audited Rush Enterprises, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria).  Rush Enterprises, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Rush Enterprises, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Rush Enterprises, Inc. and subsidiaries as of December 31, 2007 and 2006 and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007 of Rush Enterprises, Inc. and subsidiaries and our report dated March 10, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Antonio, Texas

March 10, 2008

Item 9B.  Other Information

                None.

PART III

Item 10.  Directors and Executive Officers of the Registrant

The information called for by Item 10 of Form 10-K is incorporated herein by reference to such information included in the Company’s Proxy Statement for the 2008 Annual Meeting of Shareholders.

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

Item 11.  Executive Compensation

The information called for by Item 11 of Form 10-K is incorporated herein by reference to such information included in the Company’s Proxy Statement for the 2008 Annual Meeting of Shareholders.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information called for by Item 12 of Form 10-K is incorporated herein by reference to such information included in the Company’s Proxy Statement for the 2008 Annual Meeting of Shareholders.

Item 13.  Certain Relationships and Related Transactions

The information called for by Item 13 of Form 10-K is incorporated herein by reference to such information included in the Company’s Proxy Statement for the 2008 Annual Meeting of Shareholders.

Item 14.  Principal Accountant Fees and Services

The information called for by Item 14 of Form 10-K is incorporated herein by reference to such information included in the Company’s Proxy Statement for the 2008 Annual Meeting of Shareholders.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

Included in Item 8 of Part II of this annual report on Form 10-K are the following: Report of Independent Registered Public Accounting Firm; Consolidated Balance Sheets as of December 31, 2007 and 2006; Consolidated Statements of Operations for the years ended December 31, 2007, 2006 and 2005; Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2007, 2006 and 2005; Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005; and Notes to Consolidated Financial Statements.

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

3.3	Rush Enterprises, Inc. Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K (File No. 000-20797) filed May 24, 2007).

4.1

Specimen of certificate representing Old Common Stock (now Class B Common Stock), $.01 par value, of the Registrant (incorporated herein by reference to Exhibit 4.1 of the Company’s Registration Statement No. 333-03346 on Form S-1 filed April 10, 1996)

4.2

Specimen of certificate representing Class A Common Stock, $.01 par value, of the Registrant (incorporated herein by reference to Exhibit 4.1 of the Company’s Registration Statement on Form  8-A filed July 9, 2002)

10.1

Right of First Refusal dated April 1, 1996 between Peterbilt Motors Company and W. Marvin Rush (incorporated herein by reference to Exhibit 10.76 of the Company’s Registration Statement No. 333-03346 on Form S-1 filed April 10, 1996)

10.2

Right of First Refusal dated April 1, 1996 between Peterbilt Motors Company and Barbara Rush (incorporated herein by reference to Exhibit 10.77 of the Company’s Registration Statement No. 333-03346 on Form S-1 filed April 10, 1996)

10.3

Right of First Refusal dated April 1, 1996 between Peterbilt Motors Company and W.M. “Rusty” Rush (incorporated herein by reference to Exhibit 10.78 of the Company’s Registration Statement No. 333-03346 on Form S-1 filed April 10, 1996)

10.4

Right of First Refusal dated April 1, 1996 between Peterbilt Motors Company and Robin Rush (incorporated herein by reference to Exhibit 10.79 of the Company’s Registration Statement No. 333-03346 on Form S-1 filed April 10, 1996)

10.5+

Form of Employment Agreement between W. Marvin Rush and W.M. “Rusty” Rush (incorporated herein by reference to Exhibit 10.81 of the Company’s Registration Statement No. 333-03346 on Form S-1 filed April 10, 1996)

10.6+	Rush Enterprises, Inc. Long-Term Incentive Plan, as amended (incorporated herein by reference to Exhibit 4.1 of the Company’s Registration Statement No. 333-117305 on Form S-8 filed July 12, 2004)

10.7+

Form of Rush Enterprises, Inc. Long-Term Incentive Plan Stock Option Agreement (incorporated herein by reference to Exhibit 10.85 of the Company’s Registration Statement No. 333-03346 on Form S-1 filed April 10, 1996)

10.8+

Rush Enterprises, Inc. Amended and Restated 1997 Non-Employee Director Stock Option Plan, as amended (incorporated herein by reference to Exhibit 4.3 of the Company’s Registration Statement No. 333-117305 on Form S-8 filed July 12, 2004)

10.9+

Form of Rush Enterprises, Inc. 1997 Non-Employee Director Stock Option Agreement (incorporated herein by reference to Exhibit 4.4 of the Company’s Registration Statement No. 333-117305 on Form S-8 filed July 12, 2004)

10.10+

Form of Non-Qualified Stock Option Agreement between Rush Enterprises, Inc. and Ronald J. Krause, John D. Rock and Harold D. Marshall (incorporated herein by reference to Exhibit 4.2 of the Company’s Registration Statement No. 333-121355 on Form S-8 filed December 17, 2004)

10.11+

The Rush Enterprises, Inc. 2004 Employee Stock Purchase Plan, as amended (incorporated herein by reference to Exhibit 4.1 of the Company’s Registration Statement No. 333-121355 on Form S-8 filed December 17, 2004)

10.12+	Rush Enterprises, Inc. 2007 Long-Term Incentive Plan (incorporated herein by reference to Appendix A to the Company’s Proxy Statement filed April 17, 2007).

10.13+	Form of Stock Option Agreement (incorporated herein by reference to Exhibit 4.4 of the Company’s Form S-8 (File No. 333-144821) filed July 24, 2007).

10.14

Form of dealer agreement between Peterbilt Motors Company and Rush Truck Centers (incorporated herein by reference to Exhibit 10.18 of the Company’s Form 10-K (File No. 000-20797) for the year ended December 31, 1999)

10.15

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

10.16

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

10.17+

Form of Rush Enterprises, Inc. 2006 Non-Employee Director Stock Option Agreement (incorporated herein by reference to Exhibit 4.4 of the Company’s Registration Statement No. 333-138556 on Form S-8 filed November 9, 2006)

10.18+	Form of Indemnity Agreement (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed February 27, 2007).

10.19+

Employment Agreement, dated February 23, 2007, between Daryl J. Gorup and Rush Administrative Services, Inc. (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed February 27, 2007).

10.20+

Employment Agreement, dated February 23, 2007, between Martin A. Naegelin, Jr. and Rush Administrative Services, Inc. (incorporated herein by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed February 27, 2007).

10.21+

Employment Agreement, dated February 23, 2007, between David C. Orf and Rush Administrative Services, Inc. (incorporated herein by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed February 27, 2007).

10.22+

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

RUSH ENTERPRISES, INC.

By:	/s/ W. M.“RUSTY” RUSH	Date: March 13, 2008
W. M. “Rusty” Rush
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated:

Signature	Capacity	Date

/s/ W. MARVIN RUSH	Chairman of the Board and Director	March 13, 2008
W. Marvin Rush

/s/ W. M. “RUSTY” RUSH	President and Chief Executive Officer,	March 13, 2008
W. M. “Rusty” Rush	Director (Principal Executive Officer)

/s/ STEVEN L. KELLER	Vice President and	March 13, 2008
Steven L. Keller	Chief Financial Officer
(Principal Financial Accounting Officer)

/s/ THOMAS A. AKIN	Director	March 13, 2008
Thomas A. Akin

/s/ RONALD J. KRAUSE	Director	March 13, 2008
Ronald J. Krause

/s/ HAROLD D. MARSHALL	Director	March 13, 2008
Harold D. Marshall

/s/ JAMES C. UNDERWOOD	Director	March 13, 2008
James C. Underwood