Form 10-Q
period 2008-03-31
RUSH ENTERPRISES INC \TX\
filed 2008-05-09
CIK 1012019

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Yes ☒          No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐          No ☒

Indicated below is the number of shares outstanding of each of the issuer’s classes of common stock, as of May 6, 2008.

Number of
Shares
Title of Class	Outstanding
Class A Common Stock, $.01 Par Value	26,164,764
Class B Common Stock, $.01 Par Value	12,272,937

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
MARCH 31, 2008 AND DECEMBER 31, 2007

(In Thousands, Except Shares)

	March 31,	December 31,
	2008	2007
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$146,225	$187,009
Investments	30,275	—
Accounts receivable, net	57,900	48,781
Inventories	353,817	365,947
Prepaid expenses and other	2,199	1,699
Deferred income taxes, net	6,695	7,028
Total current assets	597,111	610,464

Property and equipment, net	295,015	299,013

Goodwill, net	120,582	120,582

Other assets, net	1,543	1,532

Total assets	$1,014,251	$1,031,591

Liabilities and shareholders’ equity
Current liabilities:
Floor plan notes payable	$287,672	$273,653
Current maturities of long-term debt	36,951	33,593
Current maturities of capital lease obligations	4,189	4,444
Trade accounts payable	22,984	40,452
Accrued expenses	40,970	60,517
Total current liabilities	392,766	412,659

Long-term debt, net of current maturities	156,453	165,352
Capital lease obligations, net of current maturities	11,968	13,099
Deferred income taxes, net	41,882	40,904

Shareholders’ equity:
Preferred stock, par value $.01 per share; 1,000,000 shares authorized; 0 shares outstanding in 2008 and 2007	—	—
Common stock, par value $.01 per share; 60,000,000 class A shares and 20,000,000 class B shares authorized; 26,137,946 class A shares and 12,272,937 class B shares outstanding in 2008; 26,070,595 class A shares and 12,265,437 class B shares outstanding in 2007	384	383
Additional paid-in capital	180,203	178,274
Retained earnings	230,595	220,920

Total shareholders’ equity	411,182	399,577

Total liabilities and shareholders’ equity	$1,014,251	$1,031,591

The accompanying notes are an integral part of these consolidated financial statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended March 31,
	2008	2007

Revenues:
New and used truck sales	$251,426	$377,636
Parts and service	117,580	117,296
Construction equipment sales	16,939	16,734
Lease and rental	13,024	12,065
Finance and insurance	3,604	5,504
Other	1,285	2,023

Total revenue	403,858	531,258

Cost of products sold:
New and used truck sales	231,037	347,892
Parts and service	68,640	68,423
Construction equipment sales	15,180	14,996
Lease and rental	10,822	10,451

Total cost of products sold	325,679	441,762

Gross profit	78,179	89,496

Selling, general and administrative	56,945	60,448

Depreciation and amortization	3,875	3,602

Operating income	17,359	25,446

Interest expense, net	1,927	4,528

Gain on sale of assets	49	88

Income before taxes	15,481	21,006

Provision for income taxes	5,806	7,982

Net income	$9,675	$13,024

Earnings per share:
Earnings per common share – Basic	$.25	$.34
Earnings per common share – Diluted	$.25	$.34

Weighted average shares outstanding:
Basic	38,373	37,766
Diluted	38,989	38,020

The accompanying notes are an integral part of these consolidated financial statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$9,675	$13,024
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	9,212	8,693
(Gain) on sale of property and equipment	(49)	(189)
Stock-based compensation expense related to employee stock options and employee stock purchases	1,201	1,063
Provision for deferred income tax expense	1,311	1,010
Excess tax benefits from stock-based compensation	(207)	(387)
Change in accounts receivable, net	(9,119)	15,874
Change in inventories	13,643	5,737
Change in prepaid expenses and other, net	(500)	(420)
Change in trade accounts payable	(17,468)	(6,359)
Change in accrued expenses	(19,340)	(3,181)

Net cash (used in) provided by operating activities	(11,641)	34,865

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investments	(355,575)	—
Proceeds from the sale of investments	325,300	—
Acquisition of property and equipment	(6,773)	(18,612)
Proceeds from the sale of property and equipment	140	836
Business acquisitions	—	(6,968)
Change in other assets	(13)	75

Net cash used in investing activities	(36,921)	(24,669)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	4,436	11,633
Principal payments on long-term debt	(9,977)	(8,560)
Principal payments on capital lease obligations	(1,401)	(2,721)
Draws (payments) on floor plan notes payable, net	14,019	(11,022)
Issuance of shares relating to employee stock options and employee stock purchases	522	625
Excess tax benefits from stock-based compensation	207	387
Debt issuance costs	(28)	—

Net cash provided by (used in) financing activities	7,778	(9,658)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(40,784)	538

CASH AND CASH EQUIVALENTS, beginning of period	187,009	161,558

CASH AND CASH EQUIVALENTS, end of period	$146,225	$162,096

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$4,417	$6,160
Income taxes, net of refunds	$986	$191
Noncash investing activities:
Assets acquired under capital leases	$15	$2,491

The accompanying notes are an integral part of these consolidated financial statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1 – Principles of Consolidation and Basis of Presentation

The interim consolidated financial statements included herein have been prepared by Rush Enterprises, Inc. and its subsidiaries (collectively referred to as the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  All adjustments have been made to the accompanying interim consolidated financial statements, which, in the opinion of the Company’s management, are necessary for a fair presentation of the Company’s operating results.  All adjustments are of a normal recurring nature.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  It is recommended that these interim consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.  Results of operations for interim periods are not necessarily indicative of results that may be expected for any other interim periods or the full fiscal year.

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

2 – Goodwill and Other Intangible Assets

The Company is required to perform an annual impairment review of goodwill.  The Company performs its annual review during the fourth quarter of each year and, therefore, did not record an impairment charge related to goodwill during the first quarter of 2008.  Management is not aware of any impairment charge that may be required; however, a change in economic conditions, if one occurs, could result in an impairment charge in the future.

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

4 – Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended
	March 31, 2008	March 31, 2007
Numerator:
Numerator for basic and diluted earnings per share, net income available to common shareholders	$9,675,000	$13,024,000

Denominator:
Denominator for basic earnings per share, adjusted weighted average shares outstanding	38,373,144	37,765,899
Effect of dilutive securities:
Employee and Director stock options	615,757	254,059
Denominator for diluted earnings per share, adjusted weighted average shares and assumed conversions	38,988,901	38,019,958

Basic earnings per common share	$.25	$.34

Diluted earnings per common share and common share equivalents	$.25	$.34

5 – Stock Options and Restricted Stock Awards

Valuation and Expense Information under SFAS 123(R)

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”), which requires the measurement and recognition of compensation expense for all share-based payment awards made to the Company’s employees and directors including employee stock options, restricted share awards and employee stock purchases related to the Employee Stock Purchase Plan based on estimated fair values.  During the three months ended March 31, 2008, the Company granted restricted stock awards, in addition to stock options, to select employees as authorized by the Rush Enterprises Inc. 2007 Long-Term Incentive Plan.  The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006.  The Company uses the Black-Scholes option-pricing model, which was previously used to calculate the Company’s pro forma information required under SFAS 123.  Stock-based compensation expense, included in selling, general and administrative expense, related to employee stock options, restricted stock awards and employee stock purchases under SFAS 123(R) for the three months ended March 31, 2008 was $1.2 million and for the three months ended March 31, 2007 was $1.1 million.  As of March 31, 2008, there was $5.9 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Rush Enterprises, Inc. Long-Term Incentive Plan to be recognized over a weighted-average period of 3.3 years.

6 – Investments

On a quarterly basis, the Company assesses its investments for impairment.  If the investments are deemed to be impaired, the Company determines whether the impairment is temporary or other than temporary.  If the impairment is deemed to be temporary, the Company records an unrealized loss in other comprehensive income.  If the impairment is deemed other than temporary, the Company records the impairment in the Company’s consolidated statement of operations.

As of December 31, 2007, the Company did not carry any short-term investments, as its previous practice had been to liquidate its short-term investments near the end of each fiscal quarter.  However, as of March 31, 2008, the Company holds $30.3 million of auction rate securities with underlying tax-exempt municipal bonds with stated maturities of 16 to 25 years.  These bonds have credit wrap insurance and have been rated AAA by credit agencies.

As a result of the recent liquidity issues experienced in the global credit and capital markets, auctions for investment grade securities held by the Company have failed.  An auction fails when there is insufficient demand.  However, a failed auction does not represent a default by the issuer.  The auction rate securities continue to pay interest in accordance with the terms of the underlying security; however, liquidity will be limited until there is a successful auction or until such time as other markets for these investments develop.  The Company believes that these investments will liquidate within the next twelve months and has classified them as a current asset on its consolidated balance sheet.  The Company has the intent and ability to hold these investments until liquidity returns to the market.  The Company does not believe that the lack of liquidity relating to auction rate securities will have a material impact on its ability to fund operations.

The Company historically invested in interest-bearing short-term investments primarily consisting of investment-grade auction rate securities classified as available-for-sale and reported at fair value.  These types of investments were designed to provide liquidity through an auction process that reset the applicable interest rates at predetermined periods ranging from 1 to 35 days.  This reset mechanism was intended to allow existing investors to continue to own their respective interest in the auction rate security or to gain immediate liquidity by selling their interests at par.  The Company has discontinued investing in auction rate securities and will reevaluate this investing strategy in the future.

The Company believes that the credit quality and fair value of these assets has not been negatively impacted; therefore, no impairment charges have been recorded as of March 31, 2008.  As of March 31, 2008, the Company has valued these investments at fair value, which approximates cost.  The Company used observable inputs to determine fair value, including consideration of broker quotes, the overall quality of the underlying municipality, the credit quality of the insurance company, as well as successful subsequent auctions.  Accordingly, the Company has considered this fair value to be a Level 2 valuation under SFAS No. 157, “Fair Value Measurement.”  If the credit quality of these investments deteriorates, or adverse developments occur in the bond insurance market, the Company may be required to record an impairment charge on these investments in the future.

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

The Company accounts for intersegment sales and transfers as if the sales or transfers were to third parties; that is, at current market prices. There were no material intersegment sales during the quarters ended March 31, 2008 and 2007.

The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately because each business unit requires different technology and marketing strategies. Business units were maintained through expansion and acquisitions.  The following table contains summarized information about reportable segment profit or loss and segment assets for the periods ended March 31, 2008 and 2007 (in thousands):

	Truck Segment	Construction Equipment Segment	All Other	Totals

Three months ended March 31, 2008

Revenues from external customers	$376,910	$22,418	$4,530	$403,858
Segment income (loss) before taxes	14,036	1,918	(473)	15,481
Segment assets	952,522	33,368	28,361	1,014,251

Three months ended March 31, 2007

Revenues from external customers	$505,259	$21,469	$4,530	$531,258
Segment income (loss) before taxes	19,549	1,523	(66)	21,006
Segment assets	1,078,972	25,581	23,944	1,128,497

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

The Company included accruals for unrecognized income tax benefits totaling $2.0 million as a component of accrued liabilities as of March 31, 2008 and $1.4 million as of March 31, 2007.  The unrecognized tax benefits of $2.0 million at March 31, 2008, if recognized, would impact the Company’s effective tax rate.  As of March 31, 2008, the Company has accrued interest expense of $171,000 related to the unrecognized tax benefit.  No amounts were accrued for penalties.

The Company does not anticipate a significant change in the amount of unrecognized tax benefits in the next 12 months.  As of March 31, 2008, the tax years ended December 31, 2003, through 2006 remained subject to examination by tax authorities.

As of March 31, 2008 and December 31, 2007 unrecognized tax benefits were $2.0 million.

9 – Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement” (“SFAS 157”).  SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, but does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The Company adopted SFAS 157 on January 1, 2008 and it did not have a significant impact on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”).  SFAS 159 allows entities the option to measure eligible financial instruments at fair value as of specified dates.  Such election, which may be applied on an instrument by instrument basis, is typically irrevocable once elected.  SFAS 159 is effective for fiscal years beginning after November 15, 2007.  The Company did not elect the option to measure eligible financial instruments at fair value as specified in SFAS 159.

10 – Subsequent Event

Effective May 5, 2008, the Company acquired certain assets of Peterbilt Carolina, Inc., a Hino, Isuzu, and Peterbilt truck dealership in Charlotte, North Carolina and acquired the stock of Adams International Trucks, Inc., an International truck dealership in Charlotte, North Carolina.  These acquisitions provide the Company with the rights to sell Hino, Isuzu, International and Peterbilt trucks and parts in Charlotte.  The net cost of these acquisitions to the Company was approximately $40.0 million, with the purchase price financed with debt from third-party lenders and cash.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements contained in this Form 10-Q (or otherwise made by the Company or on the Company’s behalf from time to time in other reports, filings with the SEC, news releases, conferences, website postings or otherwise) that are not statements of historical fact constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended (the “Exchange Act”), notwithstanding that such statements are not specifically identified. Forward-looking statements include statements about the Company’s financial position, business strategy and plans and objectives of management of the Company for future operations.  Use of the words “may,” “should,” “continue,” “plan,” “potential,” “anticipate,” “believe,” “estimate,” “expect” and “intend” and words or phrases of similar import, as they relate to the Company or its subsidiaries or Company management, are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.  Forward-looking statements reflect the current views and assumptions of Company management with respect to future events and are subject to risks and uncertainties that could cause actual results to differ materially from those in such statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, those set forth under Item 1A—Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007  as well as future growth rates and margins for certain of our products and services, future demand for our products and services, competitive factors, general economic conditions, cyclicality, economic conditions in the new and used truck and equipment markets, customer relations, relationships with vendors, the interest rate environment, governmental regulation and supervision, seasonality, distribution networks, product introductions and acceptance, technological change, changes in industry practices, onetime events and other factors described herein and in the Company’s other reports filed with the SEC (collectively, “Cautionary Statements”). Although the Company believes that its expectations are reasonable, it can give no assurance that such expectations will prove to be correct. Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described in any forward-looking statements. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the applicable Cautionary Statements. The Company undertakes no duty to update these forward-looking statements.

The following comments should be read in conjunction with the Company’s consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q.

Note Regarding Trademarks Used in This Form 10-Q

Peterbilt® is a registered trademark of Peterbilt Motors Company. PACCAR® is a registered trademark of PACCAR, Inc. GMC® is as registered trademark of General Motors Corporation. Hino® is a registered trademark of Hino Motors, Ltd. UD® is a registered trademark of Nissan Diesel Motor Co., Ltd. Isuzu® is a registered trademark of Isuzu Motors Limited. John Deere® is a registered trademark of Deere & Company. Kenworth® is a registered trademark of PACCAR, Inc. doing business as Kenworth Truck Company. Volvo® is a registered trademark of Volvo Trademark Holding AB. Freightliner® is a registered trademark of Freightliner Corporation. Mack® is a registered trademark of Mack Trucks, Inc. Navistar® is a registered trademark of Navistar International Corporation. Caterpillar® is a registered trademark of Caterpillar, Inc. Cummins® is a registered trademark of Cummins Engine Company, Inc. PacLease® is a registered trademark of PACCAR Leasing Corporation. CitiCapital® is a registered trademark of Citicorp. Ford® is a registered trademark of Ford Motor Company.  Cummins® is a registered trademark of Cummins Intellectual Property, Inc.  Eaton is a registered trademark of Eaton Corporation.  Arvin Meritor® is a registered trademark of Meritor Technology, Inc.  Case is a registered trademark of Case Corporation.  Komatsu® is a registered trademark of Kabushiki Kaisha Komatsu Seisakusho Corporation Japan.  The CIT Group® is a registered trademark of CIT Group Holdings, Inc.  JPMorgan Chase is a registered trademark of JP Morgan Chase & Co.  SAP® is a registered trademark of SAP Aktiengesellschaft.

General

Rush Enterprises, Inc. was incorporated in Texas in 1965 and currently consists of two reportable segments: the Truck Segment and the Construction Equipment Segment.  The Company currently conducts business through numerous subsidiaries, all of which are wholly owned, directly or indirectly, by it.  Its principal offices are located at 555 IH 35 South, New Braunfels, Texas 78130.

The Company is a full-service, integrated retailer of premium transportation and construction equipment and related services.  The Company’s Rush Truck Centers sell trucks manufactured by Peterbilt Motors Company (a division of PACCAR, Inc.), Volvo, International, GMC, Hino, UD, Ford or Isuzu. The Company also operates a John Deere construction equipment dealership at its Rush Equipment Center in Houston, Texas. Through its strategically located network of Rush Truck Centers and its Rush Equipment Center, the Company provides one-stop service for the needs of its customers, including retail sales of new and used trucks and construction equipment, aftermarket parts sales, service and repair facilities, and financing, leasing and rental, and insurance products.

The Company’s Rush Truck Centers are principally located in high traffic areas throughout the southern United States. Since commencing operations as a Peterbilt heavy-duty truck dealer in 1966, the Company has grown to operate more than 45 Rush Truck Centers in Alabama, Arizona, California, Colorado, Florida, Georgia, New Mexico, North Carolina, Oklahoma, Tennessee and Texas.

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

Goodwill

The Company applies the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), in accounting for goodwill.  SFAS 142 requires that goodwill and other intangible assets that have indefinite useful lives may not be amortized, but instead must be tested at least annually for impairment, and intangible assets that have finite useful lives should continue to be amortized over their useful lives.  SFAS 142 also provides specific guidance for testing goodwill and other non-amortized intangible assets for impairment.  SFAS 142 requires management to make certain estimates and assumptions in order to allocate goodwill to reporting units and to determine the fair value of a reporting unit’s net assets and liabilities, including, among other things, an assessment of market condition, projected cash flows, interest rates and growth rates, which could significantly impact the reported value of goodwill and other intangible assets.  SFAS 142 requires, in lieu of amortization, an annual impairment review of goodwill.  The Company performs its annual review during the fourth quarter of each year and, therefore, did not record an impairment charge related to goodwill during the first quarter of 2008.  Management is not aware of any impairment charge that may be required; however, a change in economic conditions, if one occurs, could result in an impairment charge in the future.

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

Effective January 1, 2007, the Company adopted FIN 48.  This interpretation clarified the accounting for uncertainty in income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return.  FIN 48 prescribes how a company should recognize, measure, present and disclose uncertain tax positions that the company has taken or expects to take in its income tax returns.  FIN 48 requires that only income tax benefits that meet the “more likely than not” recognition threshold be recognized or continue to be recognized on its effective date.  The Company’s income tax expense includes the impact of reserve provisions and changes to reserves that it considers appropriate, as well as related interest.  Unfavorable settlement of any particular issue would require use of the Company’s cash and a charge to income tax expense.  Favorable resolution would be recognized as a reduction to income tax expense at the time of resolution.

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

Results of Operations

The following discussion and analysis includes the Company’s historical results of operations for the three months ended March 31, 2008 and 2007.

The following table sets forth for the periods indicated certain financial data as a percentage of total revenues:

	Three Months Ended March 31,
	2008	2007

New and used truck sales	62.3%	71.1%
Parts and service	29.1	22.1
Construction equipment sales	4.2	3.1
Lease and rental	3.2	2.3
Finance and insurance	0.9	1.0
Other	0.3	0.4
Total revenues	100.0	100.0
Cost of products sold	80.6	83.2
Gross profit	19.4	16.8
Selling, general and administrative	14.1	11.4
Depreciation and amortization	1.0	0.6
Operating income	4.3	4.8
Interest expense, net	0.5	0.8
Gain on sale of assets	0.0	0.0
Income before income taxes	3.8	4.0
Provision for income taxes	1.4	1.5
Net income	2.4%	2.5%

The following table sets forth the unit sales and revenue for new heavy-duty, new medium-duty and used trucks and the absorption rate for the periods indicated (revenue in thousands):

			% Change
	Three Months Ended March 31,		2008 vs
	2008	2007	2007
Truck unit sales:
New heavy-duty trucks	1,266	2,030	(37.6)%
New medium-duty trucks	972	1,439	(32.5)%
Total new truck unit sales	2,238	3,469	(35.5)%

Used truck unit sales	900	1,077	(16.4)%

Truck revenue:
New heavy-duty trucks	$152.3	$240.2	(36.6)%
New medium-duty trucks	55.2	76.4	(27.7)%
Total new truck revenue	$207.5	$316.6	(34.5)%

Used truck revenue	$42.6	$53.7	(20.7)%

Other revenue:(1)	$1.3	$7.3	(82.2)%

Absorption rate:	104.9%	101.7%	3.2%

(1)  Includes sales of truck bodies, trailers and other new equipment.

Key Performance Indicator

Absorption Rate. The management of the Company uses several performance metrics to evaluate the performance of its dealerships.  The Company considers its “absorption rate” to be of critical importance.  Absorption rate is calculated by dividing the gross profit from the parts, service and body shop departments by the overhead expenses of all of a dealership’s departments, except for the selling expenses of the new and used truck departments and carrying costs of new and used truck inventory.  When 100% absorption is achieved, then gross profit from the sale of a truck, after sales commissions and inventory carrying costs, directly impacts operating profit.  In 1999, the Company’s truck dealerships absorption rate was approximately 80%.  The Company has made a concerted effort to increase its absorption rate since then.  Management believes that maintaining an absorption rate in excess of 100% is critical to the Company’s ability to generate consistent earnings in a cyclical business.  The Company’s truck dealerships achieved a 104.5% absorption rate in 2007 and 104.9% absorption rate for the first quarter of 2008.

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

The heavy- and medium-duty truck markets remained soft in the first quarter of 2008.  The Company believes that the current freight environment, rapid increases in diesel prices to record high levels and the tightening credit market will cause both Class 8 and medium-duty truck deliveries to remain soft throughout the remainder of 2008.

It remains difficult to forecast future demand for trucks because of the current uncertainty with regard to U.S. economic conditions and the uncertainty regarding the magnitude of the pre-buy in anticipation of the 2010 emissions regulations.  There have historically been large pre-buys of Class 8 trucks in the periods prior to the implementation of new emissions standards due to uncertainties regarding the price, performance and reliability of equipment designed to meet the new standards.  The magnitude of the 2009 pre-buy in anticipation of the 2010 emissions regulations, if any, will largely depend upon the general economic conditions in the U.S., freight demand, and oil prices.  A.C.T. Research Co., LLC (“A.C.T. Research”), a truck industry data and forecasting service provider, currently predicts retail sales of Class 8 trucks of approximately 140,000 units in 2008, a 10% decline from the number of deliveries in 2007, and 227,000 units in 2009.

A.C.T. Research currently estimates retail sales of Class 4 through 7 trucks in the U.S. to be down approximately 11.4% in 2008 compared to 2007.  However, the Company believes sales of Class 4 through 7 trucks in the U.S. will decline approximately 20 to 25% in 2008.

The Company took actions in the first quarter of 2008 to reduce overhead expenses to a level more appropriate to serve the current market.  The Company’s expense cutting efforts and the Company’s strategy of focusing on the less cyclical areas of the business softened the impact of the weak truck sales market in the first quarter of 2008.  While U.S. Class 8 retail sales were down 41% in the first quarter of 2008 compared to the first quarter of 2007, the Company’s pretax earnings only declined by 25% for the same period.  The Company’s performance in this challenging environment is a credit to the diligent efforts of employees to manage costs, focus on providing outstanding levels of customer service and remain focused on new growth opportunities.

The Company’s parts, service and body shop sales remained flat in the first quarter of 2008 compared to the first quarter of 2007.  The Company’s efforts to reduce overhead expenses contributed to an absorption rate of 104.9% in the first quarter of 2008, compared to 101.7% in the first quarter of 2007.

Because of the weakening housing market in the Houston area, the Company’s construction equipment segment’s revenue remained flat in the first quarter of 2007 relative to the first quarter of 2008.

The Company is continuing its strategic focus to improve the quality of earnings by building a network that is diverse in product offerings, customer base and geography.

Revenues

Revenues decreased $127.4 million, or 24%, in the first quarter of 2008 compared to the first quarter of 2007.  Sales of new and used trucks decreased $126.2 million, or 33.4%, in the first quarter of 2008 compared to the first quarter of 2007.  Uncertain economic conditions in the U.S. and decreased freight demand contributed to decreased demand for Class 8 and medium-duty trucks in the first quarter of 2008.

Unit sales of new Class 8 trucks decreased 37.6% in the first quarter of 2008 compared to the first quarter of 2007.  New Class 8 truck sales revenue decreased approximately $87.9 million, or 36.6%, in the first quarter of 2008 compared to the first quarter of 2007.  The Class 8 truck sales market in the U.S decreased 41% in the first quarter of 2008 compared to the first quarter of 2007 as estimated by A.C.T. Research Co., LLC (“A.C.T. Research”), a heavy-duty truck industry data and forecasting services provider.  In 2007, the Company’s share of the U.S. Class 8 truck market increased to 4.6%.  The Company expects its share to range between 4.1% and 4.5% of the U.S. Class 8 truck market in 2008, which would result in the sale of approximately 5,700 to 6,300 Class 8 trucks based on our current retail sales estimates of 140,000 units.

Unit sales of new medium-duty trucks decreased 32.5% in the first quarter of 2008 compared to the first quarter of 2007.  New medium-duty truck sales revenue decreased approximately $21.2 million, or 27.7%, in the first quarter of 2008 compared to the first quarter of 2007.  A.C.T. Research currently expects an 11.4% decline in United States retail sales of Class 4, 5, 6, and 7 medium-duty trucks during 2008.  However, the Company believes that U.S. retail sales of Class 4 through 7 trucks could be off more than 20% in 2008 relative to 2007.  In 2007, the Company achieved a 2.2% share of the Class 4 through 7 truck sales market in the U.S.  The Company expects its share to range between 2.1% and 2.2% of the U.S. Class 4 through 7 truck sales market in 2008, which would result in the sale of approximately 4,000 to 4,500 Class 4 through 7 trucks based on A.C.T. Research’s current 2008 U.S. retail sales estimates of 218,000 units.

Unit sales of used trucks decreased 16.4% in the first quarter of 2008 compared to the first quarter of 2007.  Used truck average revenue per unit decreased by approximately 5.0%.  In 2008, used truck sales volumes and prices will be primarily driven by general economic conditions, fuel prices and tightening credit.  The Company expects to sell approximately 3,400 to 4,000 used trucks in 2008.

Parts and service sales increased $0.3 million, or 0.2%, in the first quarter of 2008 compared to the first quarter of 2007.  Parts and service sales were slightly below management’s expectations, which take into account general economic conditions, business development and price increases for parts and labor.  The Company expects parts and service sales to achieve 3% to 6% growth during 2008.

Sales of new and used construction equipment increased $0.2 million, or 1.2%, in the first quarter of 2008 compared to the first quarter of 2007.  The Company is continuing to make a concerted effort to increase its market share in the Houston area.  John Deere’s rolling twelve month average market share in the Houston area construction equipment market decreased slightly to 21.8% as of March 31, 2008 from a rolling twelve month average of 21.9% as of March 31, 2007.  In

2008, we expect new construction equipment unit sales to decrease approximately 7% to 10% in our area of responsibility to approximately 2,700 units.

Truck lease and rental revenues increased $1.0 million, or 7.9%, in the first quarter of 2008 compared to the first quarter of 2007.  This increase in lease and rental revenue is primarily related to the increased number of units in the lease fleet and increased rental utilization in the first quarter of 2008 compared to the first quarter of 2007.  The Company expects lease and rental revenue to increase approximately 2% to 5% in 2008 compared to 2007.

Finance and insurance revenues decreased $2.0 million, or 34.5%, in the first quarter of 2008 compared to the first quarter of 2007.  The Company expects finance income from new Class 8 truck sales to decrease during 2008 compared to 2007 because of the expected decline in new Class 8 truck sales.  Overall finance and insurance revenue historically fluctuates proportionately with the new Class 8 truck market.  Finance and insurance revenues have limited direct costs and, therefore, contribute a disproportionate share of the Company’s operating profits.

Other income decreased $0.7 million, or 36.5%, in the first quarter of 2008 compared to the first quarter of 2007.  Other income consists of the gain on sale realized on trucks from the lease and rental fleet, commissions earned from John Deere for direct manufacturer sales into our area of responsibility, document fees related to truck sales and purchase discounts.

Gross Profit

Gross profit decreased $11.3 million, or 12.6%, in the first quarter of 2008 compared to the first quarter of 2007.  Gross profit as a percentage of sales increased to 19.4% in the first quarter of 2008 from 16.8% in the first quarter of 2007.  This increase is primarily a result of a change in our product sales mix.  Truck sales, a lower margin revenue item, decreased as a percentage of total revenue to 62.3% in the first quarter of 2008 from 71.1% in the first quarter of 2007.  Parts and service revenue, a higher margin revenue item, increased as a percentage of total revenue to 29.1% in the first quarter of 2008 from 22.1% in the first quarter of 2007.

Gross margins on Class 8 truck sales increased to 9.3% in the first quarter of 2008 from 8.5% in the first quarter of 2007.  The Company’s 2008 gross margins on Class 8 trucks primarily increased due to the change in the mix of sales to non-fleet customers.  For the remainder of 2008, the Company expects overall gross margins from Class 8 truck sales of approximately 7.0% to 8.0% due to the current Class 8 truck market and increased sales to fleet customers.

Gross margins on medium-duty truck sales increased to 6.0% in the first quarter of 2008 from 5.1% in the first quarter of 2007.  For 2008, the Company expects overall gross margins from medium-duty truck sales of approximately 5.5% to 6.5%.  The Company’s gross margins on medium-duty trucks are difficult to forecast accurately because gross margins vary significantly depending upon the mix of fleet and non-fleet purchasers and types of medium-duty trucks sold.

Gross margins on used truck sales decreased to 7.0% in the first quarter of 2008 from 9.4% in the first quarter of 2007.  This decrease in gross margins is primarily attributable to decreased demand for used trucks as a result of decreased freight demand and recent rapid increases in diesel fuel prices and tightening credit.  The Company believes it will be able to continue to achieve margins of approximately 7.0% to 8.5% during the remainder of 2008.

Gross margins from the Company’s parts, service and body shop operations decreased slightly to 41.6% in the first quarter of 2008 from 41.7% in the first quarter of 2007.  Gross profit for the parts, service and body shop departments remained flat at $48.9 million in the first quarter of 2008 and the first quarter of 2007.  The Company expects gross margins on parts, service and body shop operations of approximately 39.0% to 42.0% for the remainder of 2008.

Gross margins on new and used construction equipment sales remained flat at 10.4% in the first quarter of 2008 and the first quarter of 2007.  The Company expects 2008 gross margins on new and used construction equipment sales to remain in a range of approximately 10.0% to 11.0% as the Company attempts to increase its market share.

Gross margins from truck lease and rental sales increased to 16.9% in the first quarter of 2008 from approximately 13.4% in the first quarter of 2007.  The increase in the gross margin from lease and rental sales is primarily due to the increase in the utilization of the rental fleet.  The Company expects gross margins from lease and rental sales of approximately 15.0% to 18.0% during 2008.  The Company’s policy is to depreciate its lease and rental fleet using a straight line method over the customer’s contractual lease term.  The lease unit is depreciated to a residual value that approximates fair value at the expiration of the lease term.  This policy results in the Company realizing reasonable gross margins while the unit is in service and a corresponding gain or loss on sale when the unit is sold at the end of the lease term.

Finance and insurance revenues and other income, as described above, has limited direct costs and, therefore, contributes a disproportionate share of gross profit.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses decreased $3.5 million, or 5.8%, in the first quarter of 2008 compared to the first quarter of 2007.  SG&A expenses as a percentage of sales was 14.1% in the first quarter of 2008 and 11.4% in the first quarter of 2007.  SG&A expenses as a percentage of sales have historically ranged from 10.0% to 15.0%.  In 2008, the Company expects the selling portion of SG&A expenses to be approximately 23% to 25% of truck and construction equipment gross profit.  The selling portion of SG&A varies based on the gross profit derived from truck sales. The Company took actions in the first quarter of 2008 to reduce overhead expenses to a level more appropriate to serve the current market.  As a result of these expense reductions, the Company expects the same store general and administrative portion of SG&A to remain relatively flat in 2008 compared to 2007.  Overall, the Company expects the general and administrative portion of SG&A to increase 3% to 5% in 2008 compared to 2007 due to acquisitions.

Interest Expense, Net

Net interest expense decreased $2.6 million, or 57.4%, in the first quarter of 2008 compared to the first quarter of 2007.  This decrease is primarily due to the decrease in floor plan notes payable and lower floor plan interest rates. The Company expects net interest expense for the remainder of 2008 to decrease approximately 30.0% compared to 2007.

Income before Income Taxes

Income before income taxes decreased $5.5 million, or 26.3%, in the first quarter of 2008 compared to the first quarter of 2007.  The Company believes that income from continuing operations in 2008 will decrease compared to 2007 based on factors described above.

Provision for Income Taxes

Income taxes decreased $2.2 million, or 27.3%, in the first quarter of 2008 compared to the first quarter of 2007.  The Company provided for taxes at an effective rate of 37.5% in the first quarter of 2008 and 37.5% in the first quarter of 2007.  During the remainder of 2008, the Company expects to apply for alternative fuel vehicle tax credits.  These transactions will increase our SG&A expense and reduce our effective tax rate and in turn reduce our federal income tax expense.

Liquidity and Capital Resources

The Company’s short-term cash requirements are primarily for working capital, inventory financing, the improvement and expansion of existing facilities, the construction of new facilities and technology improvements.  Historically, these cash requirements have been met through the retention of profits and borrowings under our floor plan arrangements. As of March 31, 2008, the Company had working capital of approximately $204.3 million, including $146.2 million in cash available to fund our operations.

The Company may request working capital advances in the minimum amount of $100,000 from GE Capital, its primary truck lender.  However, such working capital advances may not cause the total indebtedness owed GE Capital to exceed an amount equal to the wholesale advances made against the then current inventory less any payment reductions then due.  There were no working capital advances outstanding under this agreement at March 31, 2008.

The Company has a secured line of credit that provides for a maximum borrowing of $8.0 million.  There were no advances outstanding under this secured line of credit at March 31, 2008, however, $6.2 million was pledged to secure various letters of credit related to self-insurance products, leaving $1.8 million available for future borrowings as of March 31, 2008.

Titan Technology Partners is currently implementing SAP enterprise software and a new SAP dealership management system for the Company.  The cost of the SAP software and implementation is estimated at $15.0 million.  As of March 31, 2008, the Company had expenditures of $13.4 million related to the SAP project.

During the first quarter of 2008, the Company entered into an agreement to purchase the stock of Adams International Trucks, Inc. and an agreement to purchase certain assets of Peterbilt Carolina, Inc.  These acquisitions were effective May 5, 2008.  The net cost of these acquisitions to the Company was approximately $40.0 million, with the purchase price financed with debt from third-party lenders and cash.

The Company has no other material commitments for capital expenditures as of March 31, 2008.  However, the Company will continue to purchase vehicles that are necessary to operate its lease and rental division. Furthermore, management will continue to authorize capital expenditures for improvement and expansion of dealership facilities based on market opportunities.

Cash Flows

Cash and cash equivalents decreased by $40.8 million during the three months ended March 31, 2008 and increased by $0.5 million during the three months ended March 31, 2007.  The major components of these changes are discussed below.

Cash Flows from Operating Activities

Cash flows from operating activities include net income adjusted for non-cash items and the effects of changes in working capital.  During the first quarter of 2008, operating activities resulted in net cash used in operations of $11.6 million.  Cash used in operating activities was primarily impacted by the decrease in accounts payable, the decrease in accrued expenses and the increase in receivables.  During the first quarter of 2007, operating activities resulted in net cash provided by operations of $34.9 million.

Generally, floor plan borrowings are required by all vehicle and construction equipment dealers for the purchase of new vehicles and construction equipment, and our agreements with our floor plan providers require us to repay amounts borrowed for the purchase of such vehicles and equipment immediately after they are sold.  As a result, changes in floor plan notes payable are generally linked to changes in new vehicle and construction equipment inventory and, therefore, are an integral part of understanding changes in our working capital and operating cash flow.  Consequently, as required by Regulation G with respect to Non-GAAP financial information, set forth below is a reconciliation of cash flow from operating activities as reported in our consolidated statement of cash flows, as if all changes in floor plan notes payable were classified as an operating activity (in thousands).

	Three Months Ended March 31,
	2008	2007
Reconciliation of cash (used in) provided by operating activities to adjusted cash (used in) provided by operating activities:

Net cash (used in) provided by operating activities as reported	$(11,641)	$34,865
(Draws) payments on floor plan notes payable, net as reported	14,019	(11,022)

Net cash provided by operating activities (including all floor plan notes payable), as adjusted	$2,378	$23,843

Cash Flows from Investing Activities

Cash flows used in investing activities consist primarily of cash used for capital expenditures and purchase of investments net of proceeds from the sale of investments.  During the first quarter of 2008, the Company used $36.9 million in investing activities.  The Company purchased investments of $355.6 million which was offset by proceeds from the sale of these investments of $325.3 million.  See Note 6 of Notes to Consolidated Financial Statements for an explanation of these investments.  Capital expenditures consisted of purchases of property and equipment, and improvements to our existing dealership facilities of $6.8 million. Property and equipment purchases during the first quarter of 2008 consisted of $1.3 million for additional units for the rental and leasing operations, which was directly offset by borrowings of long-term debt.  The Company expects to purchase trucks worth approximately $38.0 million for its leasing operations in 2008, depending on customer demand.  During 2008, the Company expects to make capital expenditures for recurring items such as computers, shop equipment and vehicles of approximately $9.0 million to $12.0 million in addition to $3.0 million for the SAP software implementation described above.

During the first quarter of 2007, cash used in investing activities was $24.7 million.  Capital expenditures consisted of purchases of property and equipment, and improvements to our existing dealership facilities of $18.6 million.  Property and equipment purchases during the first quarter of 2007 consisted of $8.9 million of additional units for the rental and leasing operations, which was directly offset by borrowings of long-term debt.   Cash used in business acquisitions was $7.0 million during the first quarter of 2007.

Cash Flows from Financing Activities

Cash flows from financing activities include borrowings and repayments of long-term debt and net proceeds of floor plan notes payable.  Cash provided by financing activities was $7.8 million during the first quarter of 2008. The Company had borrowings of long-term debt of $4.4 million and repayments of long-term debt of $10.0 million during the first quarter of 2008.   The Company had net draws of floor plan notes payable of $14.0 million during the first quarter of 2008.  The borrowings of long-term debt were primarily related to refinancing of real estate.

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

Substantially all of the Company’s truck purchases are made on terms requiring payment within 15 days or less from the date the trucks are invoiced from the factory.  Effective August 1, 2007, the Company entered into an Amended and Restated Wholesale Security Agreement with GE Capital.  Interest under the floor plan financing agreement is payable monthly and the rate varies from LIBOR plus 1.15% to LIBOR plus 1.50% depending on the average aggregate month-end balance of debt.  The Company finances substantially all of the purchase price of its new truck inventory, and the loan value of its used truck inventory under the floor plan financing agreement with GE Capital, under which GE Capital pays the manufacturer directly with respect to new trucks. The Company makes monthly interest payments to GE Capital on the amount financed, but is not required to commence loan principal repayments on any vehicle until such vehicle has been floor planned for 12 months or is sold.  The floor plan financing agreement allows for prepayments and working capital advances with monthly adjustments to the interest due on outstanding advances.  On March 31, 2008, the Company had approximately $268.3 million outstanding under its floor plan financing agreement with GE Capital.

Substantially all of the Company’s new construction equipment purchases are financed by John Deere and JPMorgan Chase (“Chase”).  In January 2008, the Company entered into a loan agreement with Chase to replace the CitiCapital facility that it previously used to finance equipment purchases. The agreement with John Deere provides an interest free financing period after which time the amount financed is required to be paid in full.  When construction equipment is sold prior to the expiration of the interest free finance period, the Company is required to repay the principal within approximately ten days of the sale. If the construction equipment financed by John Deere is not sold within the interest free finance period, it is transferred to the Chase floor plan arrangement.  The Company makes principal payments for sold inventory to Chase on the 15th day of each month.  Construction equipment is financed to a maximum of book value under a floor plan arrangement with Chase.  The Company makes monthly interest payments on the amount financed and is required to commence loan principal repayments on construction equipment as book value is reduced.  Principal payments for sold used construction equipment are made no later than the 15th day of each month following the sale. The loans are collateralized by a lien on the construction equipment.  As of March 31, 2008, the Company’s floor plan arrangement with Chase permitted the financing of up to $20.0 million in construction equipment.  On March 31, 2008, the Company had $5.8 million outstanding under its floor plan financing arrangements with John Deere and $13.8 million outstanding under its floor plan financing arrangement with Chase.

Backlog

On March 31, 2008, the Company’s backlog of truck orders was approximately $255.6 million compared to a backlog of truck orders of approximately $238.5 million on March 31, 2007.  The Company includes only confirmed orders in its backlog.  The Company sells the majority of its new trucks by customer special order, with the remainder sold out of inventory. The delivery time for a custom-ordered truck varies depending on the truck specifications and demand for the particular model ordered; however, due to the decreased demand for trucks, delivery times for heavy-duty trucks have decreased significantly from delivery times during periods of peak demand.  As a result, purchasers of heavy-duty trucks do not need to place orders several months in advance and our backlog has significantly decreased for such periods of peak demand.

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

Even stricter EPA emissions guidelines regarding nitrous oxides are scheduled to go into effect for all diesel engines built subsequent to January 1, 2010.  The 2010 emissions guidelines may create an increase in demand for heavy- and medium-duty trucks in 2009.  The magnitude of any pre-buy will be largely dependent upon general economic conditions in the U.S.  The EPA has also proposed regulations requiring emissions controls systems on 2010 and later heavy- and medium-duty trucks to be monitored for malfunctions via an onboard diagnostic system similar to those required in passenger vehicles since the mid-1990s, which could also impact demand for trucks.

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

The Company is exposed to some market risk through interest rates related to our floor plan borrowing arrangements, variable rate debt and discount rates related to finance sales.  Floor plan borrowings are based on LIBOR and are used to meet working capital needs.  As of March 31, 2008, the Company had floor plan borrowings of approximately $287.7 million.  Assuming an increase in LIBOR of 100 basis points, interest expense could increase by approximately $2.9 million.  The Company provides all customer financing opportunities to various finance providers. The Company receives all finance charges in excess of a negotiated discount rate from the finance providers in the month following the date of the financing. The negotiated discount rate is variable, thus subject to interest rate fluctuations. This interest rate risk is mitigated by the Company’s ability to pass discount rate increases to customers through higher financing rates.

The Company is also exposed to some market risk through interest rates related to the investment of our current cash and cash equivalents which totaled $146.2 million on March 31, 2008.  These funds are generally invested in highly liquid money market accounts in accordance with the Company’s investment policy.  As such instruments mature and the funds are reinvested, we are exposed to changes in market interest rates. This risk is mitigated by management’s ongoing evaluation of the best investment rates available for current and noncurrent high quality investments. If market interest rates were to increase or decrease immediately and uniformly by 100 basis points, the Company’s interest income could correspondingly increase or decrease by approximately $1.5 million.

In the past, the Company invested in interest-bearing short-term investments consisting of investment-grade auction rate securities classified as available-for-sale.  As a result of the recent liquidity issues experienced in the global credit and capital markets, auctions for investment grade securities held by the Company have failed.  The auction rate securities continue to pay interest in accordance with the terms of the underlying security; however, liquidity will be limited until there is a successful auction or until such time as other markets for these investments develop.

As of March 31, 2008, the Company holds $30.3 million of auction rate securities with underlying tax-exempt municipal bonds with stated maturities of 16 to 25 years.  If the Company determines that the fair value of these securities has temporarily increased or decreased by 10%, the Company’s equity could correspondingly increase or decrease by approximately $3.0 million.  If it is determined that the fair value of these securities is other-than-temporarily impaired by 10%, we could record a loss in our Consolidated Statements of Operations of approximately $3.0 million.

The Company has not used derivative financial instruments in our investment portfolio.

ITEM 4. Controls and Procedures.

The Company, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2008 to provide reasonable assurance that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) is accumulated and communicated to Company management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in the Company’s internal control over financial reporting that occurred during the three months ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A. Risk Factors.

While we attempt to identify, manage and mitigate risks and uncertainties associated with our business to the extent practical under the circumstances, some level of risk and uncertainty will always be present.  Item 1A of our 2007 Annual Report on Form 10-K describes some of the risks and uncertainties associated with our business which have the potential to materially affect our business, financial condition or results of operations.  Other than the risk factors listed below, we do not believe that there have been any material changes to the risk factors previously disclosed in our 2007 Annual Report on Form 10-K.

Negative conditions in global credit markets may impair our investments in auction rate securities.

Auction rate securities (“ARS”) are long-term debt instruments with interest rates reset through periodic short-term auctions.  Holders of ARS can either sell into the auction or bid based on a desired interest rate or hold and accept the reset rate.  If there are insufficient buyers, then the auction fails and holders are unable to liquidate their investment through the auction.  A failed auction is not a default of the debt instrument, but does set a new interest rate in accordance with the original terms of the debt instrument.  The result of a failed auction is that the ARS continues to pay interest in accordance with its terms; however, liquidity for holders is limited until there is a successful auction or until such time as another market for ARS develops.  ARS are generally callable at any time by the issuer.  Auctions continue to be held as scheduled until the ARS matures or until it is called.

As a result of the recent conditions in the global credit markets, we have been unable to liquidate our holdings of certain ARS because the amount of securities submitted for sale has exceeded the amount of purchase orders for such securities and the auctions failed.  For failed auctions, we continue to earn interest on these investments at the contractual rate.  In the event we need to access these funds, we will not be able to do so until a future auction is successful, the issuer redeems the securities, a buyer is found outside of the auction process or the securities mature.  If these ARS are unable to successfully clear at future auctions or issuers do not redeem the securities, we may be required to adjust the carrying value of the securities and record an impairment charge.  If we determine that the fair value of these ARS is temporarily impaired, we would record a temporary impairment within other comprehensive income, a component of stockholders’ equity.  If it is determined that the fair value of these securities is other than temporarily impaired, we would record a loss in our Consolidated Statements of Operations, which could materially adversely impact our results of operations and financial condition.  Additionally, it may become necessary to classify failed ARS holdings as long-term investments in our Consolidated Balance Sheets in future periods.

As of March 31, 2008, we had approximately $30.3 million of investments in ARS.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The Company did not make any unregistered sales of equity securities during the first quarter of 2008, nor did it repurchase any shares of its Class A Common Stock or Class B Common Stock during the first quarter of 2008.

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

3.3		Rush Enterprises, Inc. Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K (File No. 000-20797) filed May 24, 2007).

31.1	*	Certification of CEO pursuant to Rules 13a-14(a) and 15d-14(a) adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of CFO pursuant to Rules 13a-14(a) and 15d-14(a) adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	**	Certification of CEO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	**	Certification of CFO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*   filed herewith

** furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RUSH ENTERPRISES, INC.

Date: May 9, 2008
	By:	/S/ W.M. “RUSTY” RUSH
W.M. “Rusty” Rush
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 9, 2008	By:	/S/ STEVEN L. KELLER
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