Form 10-Q
period 2008-06-30
RUSH ENTERPRISES INC \TX\
filed 2008-08-11
CIK 1012019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Indicated below is the number of shares outstanding of each of the issuer’s classes of common stock, as of August 7, 2008.

Number of
Shares
Title of Class	Outstanding
Class A Common Stock, $.01 Par Value	26,251,314
Class B Common Stock, $.01 Par Value	12,279,987

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

JUNE 30, 2008 AND DECEMBER 31, 2007

(In Thousands, Except Shares)

	June 30,	December 31,
	2008	2007
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$158,123	$187,009
Investments	7,575	—
Accounts receivable, net	52,441	48,781
Inventories	366,466	365,947
Prepaid expenses and other	2,267	1,699
Deferred income taxes, net	8,277	7,028

Total current assets	595,149	610,464

Property and equipment, net	307,333	299,013

Goodwill, net	141,898	120,582

Other assets, net	1,647	1,532

Total assets	$1,046,027	$1,031,591

Liabilities and shareholders’ equity
Current liabilities:
Floor plan notes payable	$285,225	$273,653
Current maturities of long-term debt	36,558	33,593
Current maturities of capital lease obligations	3,935	4,444
Trade accounts payable	33,579	40,452
Accrued expenses	47,075	60,517
Total current liabilities	406,372	412,659

Long-term debt, net of current maturities	161,884	165,352
Capital lease obligations, net of current maturities	12,189	13,099
Deferred income taxes, net	46,400	40,904

Shareholders’ equity:
Preferred stock, par value $.01 per share; 1,000,000 shares authorized; 0 shares outstanding in 2008 and 2007	—	—
Common stock, par value $.01 per share; 60,000,000 class A shares and 20,000,000 class B shares authorized; 26,222,178 class A shares and 12,279,987 class B shares outstanding in 2008; 26,070,595 class A shares and 12,265,437 class B shares outstanding in 2007	385	383
Additional paid-in capital	182,135	178,274
Retained earnings	236,662	220,920

Total shareholders’ equity	419,182	399,577

Total liabilities and shareholders’ equity	$1,046,027	$1,031,591

The accompanying notes are an integral part of these consolidated financial statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Amounts)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007

Revenues:
New and used truck sales	$297,237	$356,504	$548,663	$734,140
Parts and service	120,465	120,502	238,045	237,798
Construction equipment sales	18,960	20,690	35,899	37,424
Lease and rental	13,376	13,257	26,400	25,322
Finance and insurance	3,193	6,273	6,797	11,777
Other	1,487	2,178	2,772	4,201

Total revenue	454,718	519,404	858,576	1,050,662

Cost of products sold:
New and used truck sales	281,305	328,708	512,342	676,600
Parts and service	69,989	69,621	138,629	138,044
Construction equipment sales	17,192	18,386	32,372	33,382
Lease and rental	11,819	10,964	22,641	21,415

Total cost of products sold	380,305	427,679	705,984	869,441

Gross profit	74,413	91,725	152,592	181,221

Selling, general and administrative	59,012	62,539	115,957	122,987

Depreciation and amortization	3,927	3,675	7,802	7,277

Operating income	11,474	25,511	28,833	50,957

Interest expense, net	1,773	4,533	3,700	9,061

Gain on sale of assets	5	68	54	156

Income before taxes	9,706	21,046	25,187	42,052

Provision for income taxes	3,639	7,998	9,445	15,980

Net income	$6,067	$13,048	$15,742	$26,072

Earnings per common share:
Basic	$.16	$.34	$.41	$.69
Diluted	$.16	$.34	$.40	$.68

Weighted average shares outstanding:
Basic	38,458	38,029	38,415	37,898
Diluted	38,971	38,341	38,951	38,207

The accompanying notes are an integral part of these consolidated financial statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2008	2007

Cash flows from operating activities:
Net income	$15,742	$26,072
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	18,604	17,578
(Gain) on sale of property and equipment	(56)	(156)
Stock-based compensation expense related to stock options and employee stock purchases	2,440	2,390
Provision for deferred income tax expense	4,247	2,270
Excess tax benefits from stock-based compensation	(677)	(1,271)
Change in accounts receivable, net	(1,988)	11,353
Change in inventories	22,623	14,078
Change in prepaid expenses and other, net	(568)	(119)
Change in trade accounts payable	(6,873)	(6,510)
Change in accrued expenses	(15,977)	(481)

Net cash provided by operating activities	37,517	65,204

Cash flows from investing activities:
Purchase of investments	(355,575)	—
Proceeds from the sale of investments	348,000	—
Acquisition of property and equipment	(21,049)	(36,105)
Proceeds from the sale of property and equipment	203	2,410
Business acquisitions	(37,387)	(6,977)
Change in other assets	32	208

Net cash (used in) investing activities	(65,776)	(40,464)

Cash flows from financing activities:
Draws (payments) on floor plan notes payable, net	8,387	(27,432)
Proceeds from long-term debt	11,740	23,052
Principal payments on long-term debt	(19,590)	(17,120)
Principal payments on capital lease obligations	(2,559)	(1,723)
Debt issuance costs	(28)	(15)
Excess tax benefits from stock-based compensation	677	1,271
Proceeds from issuance of shares relating to employee stock options and employee stock purchases	746	1,364

Net cash (used in) financing activities	(627)	(20,603)

Net (decrease) increase in cash and cash equivalents	(28,886)	4,137

Cash and cash equivalents, beginning of period	187,009	161,558

Cash and cash equivalents, end of period	$158,123	$165,695

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$8,116	$13,303
Income taxes, net of refunds	$4,912	$10,369
Noncash investing activities:
Assets acquired under capital leases	$1,140	$1,273

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

2 – Goodwill and Other Intangible Assets

The Company performs an annual impairment review of goodwill during the fourth quarter of each year.  Management is not aware of any impairment charge that may currently be required; however, a change in economic conditions, if one occurs, could result in an impairment charge in future periods.

3 – Commitments and Contingencies

The Company is contingently liable to finance companies for certain notes initiated on behalf of such finance companies related to the sale of trucks and construction equipment.  The majority of finance contracts are sold without recourse against the Company. A majority of the Company’s liability related to finance contracts sold with recourse is generally limited to 5% to 20% of the outstanding amount of each note initiated on behalf of the finance company. However, the Company has a finance program that accepts 100% liability, with some restrictions, for the outstanding amount of each note initiated on behalf of the finance company.  In order for a contract to be accepted into this finance program, a customer must meet strict credit requirements or maintain a significant equity position in the truck being financed; consequently, less than 1% of the Company’s portfolio balance related to finance contracts sold by the Company are under this 100% liability finance program and the Company does not expect to finance a significant percentage of its truck sales under this 100% liability finance program in the future. The Company provides for an allowance for repossession losses and early repayment penalties that it may be liable for under finance contracts sold.

During the second quarter of 2007, the Company renegotiated its contractual obligations with its retail funding sources regarding early repayment penalties, which occur as a result of a premature termination of finance contracts sold by the Company.  As a result of these negotiations, the Company expects to decrease the amount of finance income it will recognize at the time the contract is sold and also decrease the amount of early repayment penalties it will owe its retail funding sources in the future.

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

4 – Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Numerator:
Numerator for basic and diluted earnings per share, net income available to common shareholders	$6,067,000	$13,048,000	$15,742,000	$26,072,000

Denominator:
Denominator for basic earnings per share, adjusted weighted average shares outstanding	38,457,698	38,028,892	38,415,421	37,898,123
Effect of dilutive securities:
Employee and director stock options	513,663	311,999	535,403	308,605
Denominator for diluted earnings per share, adjusted weighted average shares outstanding and assumed conversions	38,971,361	38,340,891	38,950,824	38,206,728

Basic earnings per common share	$.16	$.34	$.41	$.69

Diluted earnings per common share and common share equivalents	$.16	$.34	$.40	$.68

5 – Stock Options and Restricted Stock Awards

Valuation and Expense Information under SFAS 123(R)

The Company accounts for stock-based compensation in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”), which requires the measurement and recognition of compensation expense for all share-based payment awards made to the Company’s employees and directors including employee stock options, restricted share awards and employee stock purchases related to the Employee Stock Purchase Plan based on estimated fair values.  During the three months ended June 30, 2008, the Company granted restricted stock awards, in addition to stock options, to select employees and directors as authorized by the Rush Enterprises Inc. 2007 Long-Term Incentive Plan and the Rush Enterprises, Inc. Amended and Restated 2006 Non-Employee Director Stock Plan.  Stock-based compensation expense, calculated using the Black-Scholes option-pricing model and included in selling, general and administrative expense, was $1.2 million for the three months ended June 30, 2008 and $1.3 million for the three months ended June 30, 2007.  Stock-based compensation expense, included in selling, general and administrative expense, for the six months ended June 30, 2008 was $2.4 million and for the six months ended June 30, 2007 was $2.4 million.  As of June 30, 2008, there was $5.4 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Rush Enterprises, Inc. Long-Term Incentive Plan to be recognized over a weighted-average period of 3.5 years.

6 – Acquisitions

In May 2008, the Company acquired certain assets of Peterbilt Carolina, Inc., which includes a Peterbilt, Hino and Isuzu heavy- and medium-duty truck dealership, and their related franchise rights, in Charlotte, North Carolina.  The Company is operating the facility as a full-service Rush Truck Center offering Peterbilt heavy- and medium-duty trucks as well as medium-duty trucks manufactured by Hino and Isuzu, and parts and service.  The transaction was valued at approximately $13.4 million, with the purchase price paid in cash.

The operations of Peterbilt Carolina, Inc. are included in the accompanying consolidated financial statements from the date of the acquisition.  Pro forma information is not included because Peterbilt Carolina, Inc.’s results of operations would not have a material effect on the Company’s financial statements.  The purchase price was allocated based on the fair values of the assets at the date of acquisition as follows (in thousands):

Cash	$1
Inventories	8,606
Property and equipment	99
Accrued expenses	(626)
Goodwill	5,306

Total	$13,386

All of the goodwill acquired in the Peterbilt Carolina, Inc. acquisition will be amortized over 15 years for tax purposes.

In May 2008, the Company executed agreements to acquire the common stock of Adams International Trucks, Inc., an International heavy- and medium-duty truck dealership in Charlotte, North Carolina and the related International franchise rights.  The Company is operating the facility as a full-service Rush Truck Center offering International heavy- and medium-duty trucks, parts and service and leasing.  The transaction was valued at approximately $20.1 million, with the purchase price paid in cash.

The operations of Adams International Trucks, Inc. are included in the accompanying consolidated financial statements from the date of the acquisition.  Pro forma information is not included because Adams International Trucks, Inc.’s results of operations would not have a material effect on the Company’s financial statements.  The purchase price was allocated based on the fair values of the assets at the date of acquisition as follows (in thousands):

Cash	$3,225
Prepaid expenses	44
Accounts receivable	1,672
Inventories	6,313
Property and equipment	3,071
Other assets	10
Accrued expenses	(2,587)
Floor plan notes payable	(3,185)
Notes payable	(2,379)
Goodwill	13,918

Total	$20,102

The portion of goodwill related to the stock purchase of Adams International Trucks, Inc. will not be amortized for tax purposes, while the portion of goodwill related to the acquisition of the International franchise rights will be amortized over 15 years for tax purposes.

Additionally, the Company purchased the real estate of the above dealership operations for $6.2 million.  The real estate transaction was financed by a bank with a $5.0 million note payable.

The Company had an additional acquisition during June 2008 that does not have a material effect on the Company’s financial statements.

7 – Inventory

New and used truck and equipment inventory is reviewed quarterly and, if necessary, the Company makes adjustments to the value of specific units.  During the quarter ended June 30, 2008, the Company recorded a used truck inventory write-down of $5.4 million, which was recorded as a charge to cost of goods sold.  The Company took this action because, industry-wide, used truck valuations are down 15% to 20% since April due to an oversupply of used trucks and decreased demand for used trucks.  The Company adjusted its used truck inventory to its estimated market value, which it considers to be the net realizable value plus a reasonable profit percentage.

8 – Investments

On a quarterly basis, the Company assesses its investments for impairment.  If the investments are deemed to be impaired, the Company determines whether the impairment is temporary or other than temporary.  If the impairment is deemed to be temporary, the Company records an unrealized loss in other comprehensive income.  If the impairment is deemed other than temporary, the Company records the impairment in the Company’s consolidated statement of income.

As of December 31, 2007, the Company did not carry any short-term investments, as its previous practice had been to liquidate its short-term investments near the end of each fiscal quarter.  However, as of June 30, 2008, the Company holds $7.6 million of auction rate securities with underlying tax-exempt municipal bonds with stated maturities of 22 years.  These bonds have credit wrap insurance and have been rated AAA by credit agencies.

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

The Company believes that the credit quality and fair value of these assets has not been negatively impacted; therefore, no impairment charges have been recorded as of June 30, 2008.  As of June 30, 2008, the Company has valued these investments at fair value, which approximates cost.  The Company used observable inputs to determine fair value, including consideration of broker quotes, the overall quality of the underlying municipality, the credit quality of the insurance company, as well as successful subsequent auctions.  Accordingly, the Company has considered this fair value to be a Level 2 valuation under SFAS No. 157, “Fair Value Measurement.”  If the credit quality of these investments deteriorates, or adverse developments occur in the bond insurance market, the Company may be required to record an impairment charge on these investments in the future.

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

9 – Segment Information

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

The Company accounts for intersegment sales and transfers as if the sales or transfers were to third parties; that is, at current market prices. There were no material intersegment sales during the quarters ended June 30, 2008 and 2007.

The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately because each business unit requires different technology and marketing strategies. Business units were maintained through expansion and acquisitions.  The following table contains summarized information about reportable segment profit or loss and segment assets for the periods ended June 30, 2008 and 2007 (in thousands):

	Truck Segment	Construction Equipment Segment	All Other	Totals

Three months ended June 30, 2008

Revenues from external customers	$425,165	$24,651	$4,902	$454,718
Segment income before taxes	8,147	1,850	(291)	9,706
Segment assets	989,906	27,874	28,247	1,046,027

Six months ended June 30, 2008

Revenues from external customers	$802,298	$47,069	$9,209	$858,576
Segment income before taxes	22,183	3,768	(764)	25,187
Segment assets	989,906	27,874	28,247	1,046,027

Three months ended June 30, 2007

Revenues from external customers	$488,188	$26,308	$4,908	$519,404
Segment income before taxes	18,651	2,303	92	21,046
Segment assets	1,080,838	27,433	25,099	1,133,370

Six months ended June 30, 2007

Revenues from external customers	$993,447	$47,777	$9,438	$1,050,662
Segment income before taxes	37,977	3,826	249	42,052
Segment assets	1,080,838	27,433	25,099	1,133,370

Revenues from segments below the quantitative thresholds requiring them to be reported separately are attributable to three operating segments of the Company. These segments include a tire company, an insurance agency, and a hunting lease operation. None of these segments has ever met any of the quantitative thresholds that would require them to be reported separately.

10 – Income Taxes

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

The Company included accruals for unrecognized income tax benefits totaling $2.0 million as a component of accrued liabilities as of June 30, 2008 and December 31, 2007.  The unrecognized tax benefits of $2.0 million at June 30, 2008, if recognized, would impact the Company’s effective tax rate.  As of June 30, 2008, the Company has accrued interest expense of $171,000 related to the unrecognized tax benefit.  No amounts were accrued for penalties.

The Company does not anticipate a significant change in the amount of unrecognized tax benefits in the next 12 months.  As of June 30, 2008, the tax years ended December 31, 2004, through 2007 remained subject to examination by tax authorities.

11 – Stock Repurchase Plan

On July 22, 2008, the Company’s Board of Directors approved a stock repurchase program authorizing the Company to repurchase, from time to time, up to an aggregate of $20,000,000 of its shares of Class A common stock, $.01 par value per share, and/or Class B common stock, $.01 par value per share.  Repurchases will be made at times and in amounts as the Company deems appropriate and will be made through open market transactions, privately negotiated transactions and other lawful means. The manner, timing and amount of any repurchases will be determined by the Company based on an evaluation of market conditions, stock price and other factors, including those related to the ownership requirements of its dealership agreements with manufacturers it represents. The stock repurchase program has no expiration date and may be suspended or discontinued at any time.  While the stock repurchase program does not obligate the Company to acquire any particular amount or class of common stock, the Company anticipates that it will be repurchasing primarily shares of its Class B common stock.

12 – Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”), which establishes principles and requirements for how the acquirer:  (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  SFAS 141(R) requires contingent consideration to be recognized at its fair value on the acquisition date and, for certain arrangements, changes in fair value to be recognized in earnings until settled.  SFAS 141(R) also requires acquisition-related transaction and restructuring costs to be expensed rather than treated as part of the cost of the acquisition.  SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The Company does not expect the adoption of SFAS 141(R) to have a significant impact on its consolidated results of operations and financial position, but will impact any business combinations that close on or after January 1, 2009.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS 160”).  SFAS 160 amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  It also amends certain of ARB No. 51’s consolidation procedures for consistency with the requirements of SFAS 141(R).  SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  The Company does not expect the adoption of SFAS 160 to have a significant impact on its financial statements.

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

Note Regarding Trademarks Used in This Form 10-Q

Peterbilt® is a registered trademark of Peterbilt Motors Company. PACCAR® is a registered trademark of PACCAR, Inc. GMC® is as registered trademark of General Motors Corporation. Hino® is a registered trademark of Hino Motors, Ltd. UD® is a registered trademark of Nissan Diesel Motor Co., Ltd. Isuzu® is a registered trademark of Isuzu Motors Limited. John Deere® is a registered trademark of Deere & Company. Kenworth® is a registered trademark of PACCAR, Inc. doing business as Kenworth Truck Company. Volvo® is a registered trademark of Volvo Trademark Holding AB. Freightliner® is a registered trademark of Freightliner Corporation. Mack® is a registered trademark of Mack Trucks, Inc. Navistar® is a registered trademark of Navistar International Corporation. Caterpillar® is a registered trademark of Caterpillar, Inc. Cummins® is a registered trademark of Cummins Engine Company, Inc. PacLease® is a registered trademark of PACCAR Leasing Corporation. CitiCapital® is a registered trademark of Citicorp. Ford® is a registered trademark of Ford Motor Company.  Cummins® is a registered trademark of Cummins Intellectual Property, Inc.  Eaton is a registered trademark of Eaton Corporation.  Arvin Meritor® is a registered trademark of Meritor Technology, Inc.  Case is a registered trademark of Case Corporation.  Komatsu® is a registered trademark of Kabushiki Kaisha Komatsu Seisakusho Corporation Japan.  The CIT Group® is a registered trademark of CIT Group Holdings, Inc.  JPMorgan Chase is a registered trademark of JP Morgan Chase & Co.  SAP® is a registered trademark of SAP Aktiengesellschaft.  International® is a registered trademark of Navistar International Transportation Corp.

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

The Company’s Rush Truck Centers are principally located in high traffic areas throughout the southern United States. Since commencing operations as a Peterbilt heavy-duty truck dealer in 1966, the Company has grown to operate more than 50 Rush Truck Centers in Alabama, Arizona, California, Colorado, Florida, Georgia, New Mexico, North Carolina, Oklahoma, Tennessee and Texas.

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

In May 2008, the Company acquired certain assets of Peterbilt Carolina, Inc., which includes a Peterbilt, Hino and Isuzu heavy- and medium-duty truck dealership in Charlotte, North Carolina.  The Company is operating the facility as a full-service Rush Truck Center offering Peterbilt heavy-duty and medium-duty trucks as well as medium-duty trucks manufactured by Hino and Isuzu, and parts and service.  The transaction was valued at approximately $13.4 million, with the purchase price paid in cash.

In May 2008, the Company also acquired the common stock of Adams International Trucks, Inc., an International heavy- and medium-duty truck and Workhorse custom chassis dealership in Charlotte, North Carolina.  The Company is operating the facility as a full-service Rush Truck Center offering International heavy-duty and medium-duty trucks, parts and service and leasing.  The transaction was valued at approximately $20.1 million, with the purchase price paid in cash.  Included in the acquisition was the purchase of Adams Collision Center.  The Company also purchased the real estate of the above dealership operations for $6.2 million.

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

During the quarter ended June 30, 2008, the Company recorded a used truck inventory write-down of $5.4 million, which was recorded as a charge to cost of goods sold.  The Company took this action because used truck valuations, industry-wide, are down 15% to 20% since April due to an oversupply of used trucks and decreased demand for used trucks.  The Company has adjusted its used truck inventory to its estimated market value, which it considers to be the net realizable value plus a reasonable profit percentage.  If demand for, and valuations of, used trucks continue to decrease, we may record additional write-downs in future periods.  Actual amounts realized from the sales of used truck inventory may differ from our estimates, and such differences could have a material impact on our future results of operations, cash flows and financial position.

Goodwill

The Company applies the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), in accounting for goodwill.  SFAS 142 requires that goodwill and other intangible assets that have indefinite useful lives may not be amortized, but instead must be tested at least annually for impairment, and intangible assets that have finite useful lives should continue to be amortized over their useful lives.  SFAS 142 also provides specific guidance for testing goodwill and other non-amortized intangible assets for impairment.  SFAS 142 requires management to make certain estimates and assumptions in order to allocate goodwill to reporting units and to determine the fair value of a reporting unit’s net assets and liabilities, including, among other things, an assessment of market condition, projected cash flows, interest rates and growth rates, which could significantly impact the reported value of goodwill and other intangible assets.  SFAS 142 requires, in lieu of amortization, an annual impairment review of goodwill.  The Company performs its annual review during the fourth quarter of each year and, therefore, did not record an impairment charge related to goodwill during the second quarter of 2008.  Management is not aware of any impairment charge that may be required; however, a change in economic conditions, if one occurs, could result in an impairment charge in the future.

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

Stock-Based Compensation Expense

The Company applies the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including grants of employee stock options and employee stock purchases under the Employee Stock Purchase Plan based on estimated fair values.

The Company uses the Black-Scholes option-pricing model to estimate the fair value of share-based payment awards on the date of grant.  The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Consolidated Statement of Income.

Results of Operations

The following discussion and analysis includes the Company’s historical results of operations for the three months and six months ended June 30, 2008 and 2007.

The following table sets forth for the periods indicated certain financial data as a percentage of total revenues:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

New and used truck sales	65.4%	68.6%	63.9%	69.9%
Parts and service	26.5	23.2	27.7	22.6
Construction equipment sales	4.2	4.0	4.2	3.6
Lease and rental	2.9	2.6	3.1	2.4
Finance and insurance	0.7	1.2	0.8	1.1
Other	0.3	0.4	0.3	0.4
Total revenues	100.0	100.0	100.0	100.0
Cost of products sold	83.6	82.3	82.3	82.8
Gross profit	16.4	17.7	17.7	17.2
Selling, general and administrative	13.0	12.0	13.5	11.7
Depreciation and amortization	0.9	0.7	0.9	0.7
Operating income	2.5	5.0	3.3	4.8
Interest expense, net	0.4	0.9	0.4	0.9
Gain on sale of assets	0.0	0.0	0.0	0.0
Income before income taxes	2.1	4.1	2.9	3.9
Provision for income taxes	0.8	1.5	1.1	1.5
Net Income	1.3%	2.6%	1.8%	2.4%

The following table sets forth the unit sales and revenue for new heavy-duty, new medium-duty and used trucks and the absorption rate for the periods indicated (revenue in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2008	2007	% Change	2008	2007	% Change
Truck unit sales:
New heavy-duty trucks	1,665	1,869	(10.9)%	2,931	3,899	(24.8)%
New medium-duty trucks	979	1,324	(26.1)%	1,951	2,763	(29.4)%
Total new truck unit sales	2,644	3,193	(17.2)%	4,882	6,662	(26.7)%

Used truck unit sales	795	984	(19.2)%	1,695	2,061	(17.8)%

Truck revenue:
New heavy-duty trucks	$200.9	$225.9	(11.1)%	$353.2	$466.1	(24.2)%
New medium-duty trucks	57.1	73.4	(22.2)%	112.3	149.8	(25.0)%
Total new truck revenue	$258.0	$299.3	(13.8)%	$465.5	$615.9	(24.4)%

Used truck revenue	$38.4	$51.7	(25.7)%	$81.0	$105.4	(23.1)%

Other revenue:(1)	$0.8	$5.5	(85.5)%	$2.2	$12.8	(82.8)%

Absorption rate:	105.4%	109.0%	(3.3)%	105.1%	105.4%	(0.2)%

(1)  Includes sales of truck bodies, trailers and other new truck equipment.

Key Performance Indicator

Absorption Rate. The management of the Company uses several performance metrics to evaluate the performance of its dealerships.  The Company considers its “absorption rate” to be of critical importance.  Absorption rate is calculated by dividing the gross profit from the parts, service and body shop departments by the overhead expenses of all of a dealership’s departments, except for the selling expenses of the new and used truck departments and carrying costs of new and used truck inventory.  When 100% absorption is achieved, then gross profit from the sale of a truck, after sales commissions and inventory carrying costs, directly impacts operating profit.  In 1999, the Company’s truck dealerships absorption rate was approximately 80%.  The Company has made a concerted effort to increase its absorption rate since then.  Management believes that maintaining an absorption rate in excess of 100% is critical to the Company’s ability to generate consistent earnings in a cyclical business.  The Company’s truck dealerships achieved a 104.5% absorption rate for the year in 2007 and 105.1% absorption rate for the first six months of 2008.

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

Class 8 and medium-duty new and used truck markets remained weak through the second quarter of 2008.  This was not unexpected given the current freight environment, record fuel prices, tightening credit and overall challenging general economic conditions throughout the country.  The Company expects truck sales to remain slow through the remainder of 2008 and the beginning of 2009.  However, we continue to believe that replacement cycles of vehicles purchased between 2004 and 2006 combined with impending 2010 emissions regulations will create increased demand for Class 8 trucks in 2009.  A.C.T. Research Co., LLC (“A.C.T. Research”), a truck industry data and forecasting service provider, currently predicts retail sales of Class 8 trucks of approximately 141,000 units in 2008, a 10% decline from the number of deliveries in 2007, and 197,000 units in 2009.  A.C.T. Research currently estimates retail sales of Class 4 through 7 trucks in the U.S. to be down 17.4% in 2008 compared to 2007.

Used truck revenues were down 25.7% in the second quarter of 2008 as compared to the second quarter of last year.  Used truck valuations are down, industry-wide, 15% to 20% since April due to an oversupply of used trucks and decreased demand for used trucks.  The Company recorded a $5.4 million write-down of used truck inventory in the second quarter of 2008 to better reflect these market conditions.

Parts, service and body shop sales remained flat in the second quarter of 2008 compared to the second quarter of 2007.  However, gross margins from these operations were down slightly from the prior year.  Consequently, our absorption rate was 105.4% for the second quarter of 2008.  This is in line with our goal of achieving a 105% absorption rate for the year.  Our ability to maintain an acceptable absorption rate in the second quarter of 2008 was due in large part to significant action taken early in 2008 to reduce overhead expense to a level more reflective of anticipated declining business conditions.  We will continue our efforts to pursue further expense reductions while maximizing our efforts to create incremental growth opportunities to help offset the soft new and used truck sales environment.

The Company’s construction equipment segment’s revenue decreased $1.7 million in the second quarter of 2008 compared to the second quarter of 2007.  This decrease was largely attributable to the weakening housing construction market in the Houston area.

The Company remains committed to its strategy to diversify its earnings base, expand its geographic network and focus on less cyclical niche markets and aftermarket business.

Revenues

Revenues decreased $64.7 million, or 12.5%, in the second quarter of 2008 compared to the second quarter of 2007.  Sales of new and used trucks decreased $59.3 million, or 16.6%, in the second quarter of 2008 compared to the second quarter of 2007.  Uncertain economic conditions in the U.S. and decreased freight demand contributed to decreased demand for Class 8, medium-duty and used trucks in the second quarter of 2008.

Unit sales of new Class 8 trucks decreased 10.9% in the second quarter of 2008 compared to the second quarter of 2007.  New Class 8 truck sales revenue decreased approximately $25.0 million, or 11.1%, in the second quarter of 2008 compared to the second quarter of 2007.  A.C.T. Research estimates that unit sales of Class 8 trucks in the U.S. decreased approximately 2.2% in the second quarter of 2008 compared to the second quarter of 2007.  In 2007, the Company’s share of the U.S. Class 8 truck market was 4.6%.  The Company expects its share to range between 4.1% and 4.5% of the U.S. Class 8 truck market in 2008, which would result in the sale of approximately 5,700 to 6,300 Class 8 trucks based on current retail sales estimates of 141,000 units.

Unit sales of new medium-duty trucks decreased 26.1% in the second quarter of 2008 compared to the second quarter of 2007.  New medium-duty truck sales revenue decreased approximately $16.2 million, or 22.1%, in the second quarter of 2008 compared to the second quarter of 2007.  A.C.T. Research estimates that unit sales of Class 4 through 7 trucks in the U.S. decreased approximately 19.7% in the second quarter of 2008 compared to the second quarter of 2007. A.C.T. Research currently expects a 17.4% decline in United States retail sales of Class 4, 5, 6, and 7 medium-duty trucks during 2008.  In 2007, the Company achieved a 2.2% share of the Class 4 through 7 truck sales market in the U.S.  The Company expects its share to range between 1.9% and 2.2% of the U.S. Class 4 through 7 truck sales market in 2008, which would result in the sale of approximately 3,800 to 4,400 Class 4 through Class 7 trucks based on A.C.T. Research’s current 2008 U.S. retail sales estimates of 198,000 units.

Unit sales of used trucks decreased 19.2% in the second quarter of 2008 compared to the second quarter of 2007.  During the second quarter of 2008, average revenue per used truck unit decreased by approximately 8.1%.  In 2008, used truck sales volumes and prices will be primarily driven by general economic conditions, fuel prices and tightening credit markets, which, collectively have had a severe impact on this market during the first half of 2008.  The Company expects to sell approximately 3,400 to 4,000 used trucks in 2008.

Parts and service sales remained flat in the second quarter of 2008 compared to the second quarter of 2007.  Parts and service sales were below management’s expectations, which take into account general economic conditions, business development and price increases for parts and labor.  The Company expects parts and service sales to remain flat during 2008 compared to 2007.

Sales of new and used construction equipment decreased $1.7 million, or 8.4%, in the second quarter of 2008 compared to the second quarter of 2007.  The Company is continuing to make a concerted effort to increase its market share in the Houston area.  John Deere’s rolling twelve month average market share in the Houston area construction equipment market increased slightly to 22.0% as of June 30, 2008 from a rolling twelve month average of 21.3% as of June 30, 2007.  In 2008, the Company expects new construction equipment unit sales to decrease approximately 7% to 10% in our area of responsibility to approximately 2,700 units.

Truck lease and rental revenues remained flat in the second quarter of 2008 compared to the second quarter of 2007.  The Company expects lease and rental revenue to increase slightly in 2008 compared to 2007.

Finance and insurance revenues decreased $3.1 million, or 49.1%, in the second quarter of 2008 compared to the second quarter of 2007.  The Company expects finance income from truck sales to decrease during 2008 compared to 2007 because of the decline in truck sales combined with the increase in the percentage of sales to fleet customers.  Finance and insurance revenues have limited direct costs and, therefore, contribute a disproportionate share of the Company’s operating profits.

Other income decreased $0.7 million, or 31.7%, in the second quarter of 2008 compared to the second quarter of 2007.  Other income consists of the gain on sale realized on trucks from the lease and rental fleet, commissions earned from John Deere for direct manufacturer sales into our area of responsibility, document fees related to truck sales and purchase discounts.

Gross Profit

Gross profit decreased $17.3 million, or 18.9%, in the second quarter of 2008 compared to the second quarter of 2007.  Gross profit as a percentage of sales decreased to 16.4% in the second quarter of 2008 from 17.7% in the second quarter of 2007.  This decrease includes the $5.4 million write-down of used truck inventory in the second quarter of 2008.  The remainder of the decrease in gross profit is largely attributable to the decline in truck sales.

Gross margins on Class 8 truck sales decreased to 7.6% in the second quarter of 2008 from 8.3% in the second quarter of 2007.  For the remainder of 2008, the Company expects overall gross margins from Class 8 truck sales of approximately 7.0% to 8.0% due to the current weak Class 8 truck market and an increase in the percentage of sales to fleet customers.

Gross margins on medium-duty truck sales decreased to 5.2% in the second quarter of 2008 from 6.2% in the second quarter of 2007.  For 2008, the Company expects overall gross margins from medium-duty truck sales of approximately 5.0% to 6.5%.  The Company’s gross margins on medium-duty trucks are difficult to forecast accurately because gross margins vary significantly depending upon the mix of fleet and non-fleet purchasers and types of medium-duty trucks sold.

Excluding the $5.4 million write-down of used truck inventory, gross margins on used truck sales decreased to 8.0% in the second quarter of 2008 from 8.4% in the second quarter of 2007.  The decrease is attributable to an oversupply of used trucks in the market combined with decreased demand for used trucks as a result of decreased freight demand and recent rapid increases in diesel fuel prices and the tightening credit market.  The $5.4 million write-down of used truck inventory caused gross margins on used truck sales to decrease to a negative 6.1% for the second quarter of 2008.    The Company believes it will be able to achieve margins of approximately 7.0% to 8.5% during the remainder of 2008, excluding adjustments for any additional write-downs the Company may take.

Gross margins from the Company’s parts, service and body shop operations decreased to 41.9% in the second quarter of 2008 from 42.2% in the second quarter of 2007.  Gross profit for the parts, service and body shop departments was $50.5 million in the second quarter of 2008 compared to $50.9 million in the second quarter of 2007.  The Company expects gross margins on parts, service and body shop operations of approximately 40.0% to 42.0% for the remainder of 2008.

Gross margins on new and used construction equipment sales decreased to 9.3% in the second quarter of 2008 compared to 11.1% in the second quarter of 2007.  This decrease in gross margin is primarily attributable to decreased demand for construction equipment in the Houston market and our continued efforts to increase John Deere’s market share.  The Company expects 2008 gross margins on new and used construction equipment sales to remain in a range of approximately 9.0% to 11.0% as the Company attempts to increase its market share.

Gross margins from truck lease and rental sales decreased to 11.6% in the second quarter of 2008 from approximately 17.3% in the second quarter of 2007.  The decrease in the gross margin from lease and rental sales is primarily due to the decreased utilization of crane mounted trucks in the rental fleet of our crane division.  The Company expects gross margins from lease and rental sales of approximately 11.0% to 15.0% during 2008.  The Company’s policy is to depreciate its lease and rental fleet using a straight line method over the customer’s contractual lease term.  The lease unit is depreciated to a residual value that approximates fair value at the expiration of the lease term.  This policy results in the Company realizing reasonable gross margins while the unit is in service and a corresponding gain or loss on sale when the unit is sold at the end of the lease term.

Finance and insurance revenues and other income, as described above, have limited direct costs and, therefore, contribute a disproportionate share of gross profit.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses decreased $3.5 million, or 5.6%, in the second quarter of 2008 compared to the second quarter of 2007.  SG&A expenses as a percentage of sales was 13.0% in the second quarter of 2008 and 12.0% in the second quarter of 2007.  SG&A expenses as a percentage of sales have historically ranged from 10.0% to 15.0%.  In 2008, the Company expects the selling portion of SG&A expenses to be approximately 23% to 25% of truck and construction equipment gross profit.  The selling portion of SG&A varies based on the gross profit derived from truck sales. The Company took actions in the first quarter of 2008 to reduce overhead expenses to a level more appropriate to serve the current market.  As a result of the Company’s expense reduction efforts, the Company expects the same store general and administrative portion of SG&A to remain relatively flat in 2008 compared to 2007.  Overall, the Company expects the general and administrative portion of SG&A to increase 3% to 5% in 2008 compared to 2007 due to acquisitions.

Interest Expense, Net

Net interest expense decreased $2.8 million, or 60.9%, in the second quarter of 2008 compared to the second quarter of 2007.  This decrease is primarily due to the decrease in floor plan notes payable and lower floor plan interest rates. The Company expects net interest expense for the remainder of 2008 to decrease approximately 50.0% compared to 2007.

Income before Income Taxes

Income before income taxes decreased $11.3 million, or 53.9%, in the second quarter of 2008 compared to the second quarter of 2007.  The Company believes that income from continuing operations in 2008 will decrease compared to 2007 based on factors described above.

Provision for Income Taxes

Income taxes decreased $4.4 million, or 54.5%, in the second quarter of 2008 compared to the second quarter of 2007.  The Company provided for taxes at an effective rate of 37.5% in the second quarter of 2008 and 38.0% in the second quarter of 2007.  During the remainder of 2008, the Company expects to apply for alternative fuel vehicle tax credits based on sales of alternative fuel vehicles to entities that are unable to claim such credits.  These transactions will increase our SG&A expense and in turn reduce our federal income tax expense and effective tax rate.

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

Unless otherwise stated below, the Company’s variance explanations and future expectations with regard to the items discussed in this section are set forth in the discussion of the “Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007.”

Revenues decreased $192.1 million, or 18.3%, in the first six months of 2008 compared to the first six months of 2007.  Sales of new and used trucks decreased $185.5 million, or 25.3%, in the first six months of 2008 compared to the first six months of 2007.

Unit sales of new Class 8 trucks decreased 24.8% in the first six months of 2008 compared to the first six months of 2007.  New Class 8 truck sales revenue decreased approximately $112.9 million, or 24.2%, in the first six months of 2008 compared to the first six months of 2007.  A.C.T. Research estimates that unit sales of Class 8 trucks in the U.S decreased approximately 23.5% in the first six months of 2008 compared to the first six months of 2007.

Unit sales of new medium-duty trucks decreased 29.4% in the first six months of 2008 compared to the first six months of 2007.  New medium-duty truck sales revenue decreased approximately $37.5 million, or 25.0%, in the first six months of 2008 compared to the first six months of 2007.  A.C.T. Research estimates that unit sales of Class 4 through 7 trucks in the U.S decreased approximately 21.1% in the first six months of 2008 compared to the first six months of 2007.

Unit sales of used trucks decreased 17.8% in the first six months of 2008 compared to the first six months of 2007.  Used truck average revenue per unit decreased by approximately 6.5%.

Parts and service sales increased $0.2 million, or 0.1%, in the first six months of 2008 compared to the first six months of 2007.

Sales of new and used construction equipment decreased $1.5 million, or 4.1%, in the first six months of 2008 compared to the first six months of 2007.

Truck lease and rental revenues increased $1.1 million, or 4.3%, in the first six months of 2008 compared to the first six months of 2007.

Finance and insurance revenues decreased $5.0 million, or 42.3%, in the first six months of 2008 compared to the first six months of 2007.

Other income decreased $1.4 million, or 34.0%, in the first six months of 2008 compared to the first six months of 2007.  Other income consists of the gain on sale realized on trucks from the lease and rental fleet, commissions earned from John Deere for direct manufacturer sales into our area of responsibility, document fees related to truck sales and purchase discounts.

Gross Profit

Gross profit decreased $28.6 million, or 15.8%, in the first six months of 2008 compared to the first six months of 2007.  Gross profit as a percentage of sales increased to 17.8% in the first six months of 2008 from 17.2% in the first six months of 2007.  This increase is primarily a result of a change in our product sales mix.  Truck sales, a lower margin revenue item, decreased as a percentage of total revenue to 63.9% in the first six months of 2008 from 69.9% in the first six months of 2007.  Parts and service revenue, a higher margin revenue item, increased as a percentage of total revenue to 27.7% in the first six months of 2008 from 22.6% in the first six months of 2007.  Gross profit was further reduced by the $5.4 million write-down of used truck inventory in the second quarter of 2008.

Gross margins on Class 8 truck sales decreased to 8.3% in the first six months of 2008 from 8.4% in the first six months of 2007.

Gross margins on medium-duty truck sales decreased to 5.6% in the first six months of 2008 from 5.7% in the first six months of 2007.

Gross margins on used truck sales decreased to 0.6% in the first six months of 2008 from 8.9% in the first six months of 2007.  The decrease in gross margins was the result of the $5.4 million write-down of used truck inventory in the second quarter of 2008.  Excluding the write-down of used truck inventory, gross margins on used truck sales were 7.3%.

Gross margins from the Company’s parts, service and body shop operations decreased slightly to 41.8% in the first six months of 2008 from 41.9% in the first six months of 2007.  Gross profit for the parts, service and body shop departments was $99.4 million in the first six months of 2008 compared to $99.7 million in the first six months of 2007.

Gross margins on new and used construction equipment sales was 9.8% in the first six months of 2008 compared to 10.8% in the first six months of 2007.

Gross margins from truck lease and rental sales decreased to 14.2% in the first six months of 2008 from approximately 15.4% in the first six months of 2007.

Finance and insurance revenues and other income, as described above, has limited direct costs and, therefore, contributes a disproportionate share of gross profit.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses decreased $7.0 million, or 5.7%, in the first six months of 2008 compared to the first six months of 2007.  SG&A expenses as a percentage of sales was 13.5% in the first six months of 2008 and 11.7% in the first six months of 2007.

Interest Expense, Net

Net interest expense decreased $5.4 million, or 59.2%, in the first six months of 2008 compared to the first six months of 2007.

Income before Income Taxes

Income before income taxes decreased $16.9 million, or 40.1%, in the first six months of 2008 compared to the first six months of 2007.

Provision for Income Taxes

Income taxes decreased $6.5 million, or 40.9%, in the first six months of 2008 compared to the first six months of 2007.  The Company provided for taxes at an effective rate of 37.5% in the first six months of 2008 and 38.0% in the first six months of 2007.

Liquidity and Capital Resources

The Company’s short-term cash requirements are primarily for working capital, inventory financing, the improvement and expansion of existing facilities, the construction of new facilities and technology improvements.  Historically, these cash requirements have been met through the retention of profits and borrowings under our floor plan arrangements. As of June 30, 2008, the Company had working capital of approximately $188.8 million, including $158.1 million in cash available to fund our operations.

The Company may request working capital advances in the minimum amount of $100,000 from GE Capital, its primary truck lender.  However, such working capital advances may not cause the total indebtedness owed GE Capital to exceed an amount equal to the wholesale advances made against the then current inventory less any payment reductions due to GE Capital on the inventory.  There were no working capital advances outstanding under this agreement at June 30, 2008.

The Company has a secured line of credit that provides for a maximum borrowing of $8.0 million.  There were no advances outstanding under this secured line of credit at June 30, 2008, however, $6.2 million was pledged to secure various letters of credit related to self-insurance products, leaving $1.8 million available for future borrowings as of June 30, 2008.

Titan Technology Partners is currently implementing SAP enterprise software and a new SAP dealership management system for the Company.  The total cost of the SAP software and implementation is estimated to be approximately $20 million to $23 million.  As of June 30, 2008, the Company had expenditures of $16.2 million related to the SAP project.

On July 22, 2008, the Company’s Board of Directors approved a stock repurchase program authorizing the Company to repurchase, from time to time, up to an aggregate of $20,000,000 of its shares of Class A common stock, $.01 par value per share, and/or Class B common stock, $.01 par value per share.  Repurchases will be made at times and in amounts as the Company deems appropriate and will be made through open market transactions, privately negotiated transactions and other lawful means. The manner, timing and amount of any repurchases will be determined by the Company based on an evaluation of market conditions, stock price and other factors, including those related to the ownership requirements of its dealership agreements with manufacturers it represents. The stock repurchase program has no expiration date and may be suspended or discontinued at any time.  While the stock repurchase program does not obligate the Company to acquire any particular amount or class of common stock, the Company anticipates that it will be repurchasing primarily shares of its Class B common stock.

The Company has no other material commitments for capital expenditures as of June 30, 2008.  However, the Company will continue to purchase vehicles that are necessary to operate its lease and rental division. Furthermore, management will continue to authorize capital expenditures for improvement and expansion of dealership facilities based on market opportunities.

Cash Flows

Cash and cash equivalents decreased by $28.9 million during the six months ended June 30, 2008 and increased by $4.1 million during the six months ended June 30, 2007.  The major components of these changes are discussed below.

Cash Flows from Operating Activities

Cash flows from operating activities include net income adjusted for non-cash items and the effects of changes in working capital.  During the first six months of 2008, operating activities resulted in net cash provided by operations of $37.5 million.  Cash used in operating activities was primarily impacted by the decrease in accounts payable, the decrease in accrued expenses and the decrease in inventories.  During the first six months of 2007, operating activities resulted in net cash provided by operations of $65.2 million.

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

	Six Months Ended June 30,
	2008	2007

Net cash provided by operating activities as reported	$37,517	$65,204
Draws (payments) on floor plan notes payable as reported	8,387	(27,432)

Net cash provided by operating activities including all floor plan notes payable	$45,904	$37,772

Cash Flows from Investing Activities

Cash flows used in investing activities consist primarily of cash used for capital expenditures and purchase of investments net of proceeds from the sale of investments.  During the first six months of 2008, the Company used $65.8 million in investing activities.  The Company purchased investments of $355.6 million which was offset by proceeds from the sale of these investments of $348.0 million.  See Note 8 - Investments of Notes to Consolidated Financial Statements for an explanation of these investments.  Capital expenditures consisted of purchases of property and equipment, and improvements to our existing dealership facilities of $21.0 million. Property and equipment purchases during the first six months of 2008 consisted of $6.2 million for additional units for the rental and leasing operations, which was directly offset by borrowings of long-term debt.  The Company expects to purchase trucks worth approximately $24.0 million for its leasing operations in 2008, depending on customer demand.  Cash used in business acquisitions was $37.4 million during the first six months of 2008 (See Note 6 - Acquisitions of Notes to Consolidated Financial Statements).  During the remainder of 2008, the Company expects to make capital expenditures for recurring items such as computers, shop equipment and vehicles of approximately $0.7 million to $1.0 million per month and an additional $1.5 million for the SAP software implementation described above.

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

Cash Flows from Financing Activities

Cash flows from financing activities include borrowings and repayments of long-term debt and net proceeds of floor plan notes payable.  Cash used in financing activities was $0.6 million during the first six months of 2008. The Company had borrowings of long-term debt of $11.7 million and repayments of long-term debt of $19.6 million during the first six months of 2008.   The Company had net draws of floor plan notes payable of $8.4 million during the first six months of 2008.  The borrowings of long-term debt were primarily related to refinancing of real estate and financing of lease and rental fleet.

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

Substantially all of the Company’s truck purchases are made on terms requiring payment within 15 days or less from the date the trucks are invoiced from the factory.  Effective August 1, 2007, the Company entered into an Amended and Restated Wholesale Security Agreement with GE Capital.  Interest under the floor plan financing agreement is payable monthly and the rate varies from LIBOR plus 1.15% to LIBOR plus 1.50% depending on the average aggregate month-end balance of debt.  The Company finances substantially all of the purchase price of its new truck inventory, and the loan value of its used truck inventory under the floor plan financing agreement with GE Capital, under which GE Capital pays the manufacturer directly with respect to new trucks. The Company makes monthly interest payments to GE Capital on the amount financed, but is not required to commence loan principal repayments on any vehicle until such vehicle has been floor planned for 12 months or is sold.  The floor plan financing agreement allows for prepayments and working capital advances with monthly adjustments to the interest due on outstanding advances.  On June 30, 2008, the Company had approximately $268.2 million outstanding under its floor plan financing agreement with GE Capital.

Substantially all of the Company’s new construction equipment purchases are financed by John Deere and JPMorgan Chase (“Chase”).  The agreement with John Deere provides an interest free financing period after which time the amount financed is required to be paid in full.  When construction equipment is sold prior to the expiration of the interest free finance period, the Company is required to repay the principal within approximately ten days of the sale. If the construction equipment financed by John Deere is not sold within the interest free finance period, it is transferred to the Chase floor plan arrangement.  The Company makes principal payments for sold inventory to Chase on the 15th day of each month.  Construction equipment is financed to a maximum of book value under a floor plan arrangement with Chase.  The Company makes monthly interest payments on the amount financed and is required to commence loan principal repayments on construction equipment as book value is reduced.  Principal payments for sold used construction equipment are made no later than the 15th day of each month following the sale. The loans are collateralized by a lien on the construction equipment.  As of June 30, 2008, the Company’s floor plan arrangement with Chase permitted the financing of up to $20.0 million in construction equipment.  On June 30, 2008, the Company had $2.9 million outstanding under its floor plan financing arrangements with John Deere and $14.1 million outstanding under its floor plan financing arrangement with Chase.

Backlog

On June 30, 2008, the Company’s backlog of truck orders was approximately $220.9 million compared to a backlog of truck orders of approximately $216.3 million on June 30, 2007.  The Company includes only confirmed orders in its backlog.  The Company sells the majority of its new trucks by customer special order, with the remainder sold out of inventory. The delivery time for a custom-ordered truck varies depending on the truck specifications and demand for the particular model ordered; however, due to the decreased demand for trucks, delivery times for heavy-duty trucks have decreased significantly from delivery times during periods of peak demand.  As a result, purchasers of heavy-duty trucks do not need to place orders several months in advance.

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

The Company is exposed to some market risk through interest rates related to our floor plan borrowing arrangements, variable rate debt and discount rates related to finance sales.  Floor plan borrowings are based on LIBOR and are used to meet working capital needs.  As of June 30, 2008, the Company had floor plan borrowings of approximately $285.2 million.  Assuming an increase in LIBOR of 100 basis points, interest expense could increase by approximately $2.9 million.  The Company provides all customer financing opportunities to various finance providers. The Company receives all finance charges in excess of a negotiated discount rate from the finance providers in the month following the date of the financing. The negotiated discount rate is variable, thus subject to interest rate fluctuations. This interest rate risk is mitigated by the Company’s ability to pass discount rate increases to customers through higher financing rates.

The Company is also exposed to some market risk through interest rates related to the investment of our current cash and cash equivalents which totaled $158.1 million on June 30, 2008.  These funds are generally invested in highly liquid money market accounts in accordance with the Company’s investment policy.  As such instruments mature and the funds are reinvested, we are exposed to changes in market interest rates. This risk is mitigated by management’s ongoing evaluation of the best investment rates available for current and noncurrent high quality investments. If market interest rates were to increase or decrease immediately and uniformly by 100 basis points, the Company’s interest income could correspondingly increase or decrease by approximately $1.6 million.

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

As of June 30, 2008, the Company holds $7.6 million of auction rate securities with underlying tax-exempt municipal bonds with stated maturities of 22 years.  If the Company determines that the fair value of these securities has temporarily increased or decreased by 10%, the Company’s equity could correspondingly increase or decrease by approximately $0.8 million.  If it is determined that the fair value of these securities is other-than-temporarily impaired by 10%, we could record a loss in our Consolidated Statements of Operations of approximately $0.8 million.

The Company has not used derivative financial instruments in our investment portfolio.

ITEM 4. Controls and Procedures.

The Company, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2008 to provide reasonable assurance that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) is accumulated and communicated to Company management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in the Company’s internal control over financial reporting that occurred during the three months ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A. Risk Factors.

While we attempt to identify, manage and mitigate risks and uncertainties associated with our business to the extent practical under the circumstances, some level of risk and uncertainty will always be present.  Item 1A of our 2007 Annual Report on Form 10-K describes some of the risks and uncertainties associated with our business which have the potential to materially affect our business, financial condition or results of operations.  There have been no material changes in our risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007, except as such risk factors were updated in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The Company did not make any unregistered sales of equity securities during the second quarter of 2008, nor did it repurchase any shares of its Class A Common Stock or Class B Common Stock during the second quarter of 2008.

ITEM 3.  Defaults Upon Senior Securities.

Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders.

The following matters were voted upon at the Annual Meeting of Shareholders held on May 20, 2008, and received the votes set forth below:

1.                                       All of the following persons nominated were reelected to serve as directors and received the number of votes set forth opposite their respective names:

Name	Number of Votes FOR	Number of Votes WITHHELD

W. Marvin Rush	12,851,365	441,226
W.M. “Rusty” Rush	13,065,007	227,583
Ronald J. Krause	12,911,739	380,851
James C. Underwood	13,102,591	189,999
Harold D. Marshall	13,044,816	247,774
Thomas A. Akin	13,048,305	244,285

2.                                       A proposal to approve the adoption of the Amended and Restated 2006 Non-Employee Director Stock Plan received 7,600,455 votes FOR and 4,646,337 votes AGAINST, with 12,365 abstentions and 1,033,434 broker non-votes.

3.                                       A proposal to ratify the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm for the 2008 fiscal year received 13,111,845 votes FOR and 179,562 votes AGAINST, with 1,184 abstentions.

All three proposals submitted at the Annual Meeting of Shareholders held on May 20, 2008 received more than the number of favorable votes required for approval, and were therefore duly and validly approved by the Company’s shareholders.

ITEM 5.  Other Information.

Not Applicable

ITEM 6.  Exhibits.

Exhibit Number	Exhibit Title
3.1*	Restated Articles of Incorporation of Rush Enterprises, Inc.

31.1*	Certification of CEO pursuant to Rules 13a-14(a) and 15d-14(a) adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of CFO pursuant to Rules 13a-14(a) and 15d-14(a) adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of CEO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of CFO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*   filed herewith

** furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RUSH ENTERPRISES, INC.

Date: August 11, 2008	By:	/S/ W.M. “RUSTY” RUSH
W.M. “Rusty” Rush
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 11, 2008	By:	/S/ STEVEN L. KELLER
Steven L. Keller
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Title
3.1*	Restated Articles of Incorporation of Rush Enterprises, Inc.
31.1*	Certification of CEO pursuant to Rules 13a-14(a) and 15d-14(a) adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of CFO pursuant to Rules 13a-14(a) and 15d-14(a) adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of CEO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of CFO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*   filed herewith

** furnished herewith