Form 10-Q
period 2008-09-30
RUSH ENTERPRISES INC \TX\
filed 2008-11-10
CIK 1012019

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐        No  ☒

Indicated below is the number of shares outstanding of each of the issuer’s classes of common stock, as of November 3, 2008.

Title of Class	Number of Shares Outstanding
Class A Common Stock, $.01 Par Value	26,255,974
Class B Common Stock, $.01 Par Value	10,685,144

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2008 AND DECEMBER 31, 2007

 (In Thousands, Except Shares)

	September 30,	December 31,
	2008	2007
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$144,535	$187,009
Investments	7,575	—
Accounts receivable, net	55,199	48,781
Inventories	360,011	365,947
Prepaid expenses and other	2,650	1,699
Deferred income taxes, net	6,639	7,028
Total current assets	576,609	610,464
Property and equipment, net	321,781	299,013
Goodwill, net	141,903	120,582
Other assets, net	1,564	1,532

Total assets	$1,041,857	$1,031,591

Liabilities and shareholders’ equity
Current liabilities:
Floor plan notes payable	$279,384	$273,653
Current maturities of long-term debt	36,433	33,593
Current maturities of capital lease obligations	3,712	4,444
Trade accounts payable	33,370	40,452
Accrued expenses	49,633	60,517
Total current liabilities	402,532	412,659

Long-term debt, net of current maturities	161,631	165,352
Capital lease obligations, net of current maturities	11,241	13,099
Deferred income taxes, net	48,399	40,904

Shareholders’ equity:
Preferred stock, par value $.01 per share; 1,000,000 shares authorized; 0 shares outstanding in 2008 and 2007	—	—
Common stock, par value $.01 per share; 60,000,000 class A shares and 20,000,000 class B shares authorized; 26,255,974 class A shares and 12,279,987 class B shares issued and 26,255,974 class A shares and 11,500,772 class B shares outstanding in 2008; 26,070,595 class A shares and 12,265,437 class B shares issued and outstanding in 2007	385	383
Treasury stock, at cost: 779,215 shares	(10,067)	—
Additional paid-in capital	183,074	178,274
Retained earnings	244,662	220,920
Total shareholders’ equity	418,054	399,577

Total liabilities and shareholders’ equity	$1,041,857	$1,031,591

The accompanying notes are an integral part of these consolidated financial statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Amounts)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007

Revenues:
New and used truck sales	$259,518	$357,408	$808,181	$1,091,548
Parts and service	124,129	123,690	362,174	361,488
Construction equipment sales	11,672	19,465	47,571	56,889
Lease and rental	14,205	13,457	40,605	38,779
Finance and insurance	2,723	5,457	9,520	17,234
Other	1,449	2,121	4,221	6,322

Total revenue	413,696	521,598	1,272,272	1,572,260

Cost of products sold:
New and used truck sales	241,923	329,629	754,265	1,006,229
Parts and service	72,784	73,433	211,413	211,477
Construction equipment sales	10,634	17,498	43,006	50,880
Lease and rental	11,970	11,297	34,611	32,712

Total cost of products sold	337,311	431,857	1,043,295	1,301,298

Gross profit	76,385	89,741	228,977	270,962

Selling, general and administrative	58,371	61,780	174,328	184,767

Depreciation and amortization	4,039	3,769	11,841	11,046

Operating income	13,975	24,192	42,808	75,149

Interest expense, net	1,833	3,444	5,533	12,505

Gain on sale of assets	25	91	79	247

Income before taxes	12,167	20,839	37,354	62,891

Provision for income taxes	4,167	7,711	13,612	23,691

Net income	$8,000	$13,128	$23,742	$39,200

Earnings per common share:
Basic	$.21	$.34	$0.62	$1.03
Diluted	$.21	$.34	$0.61	$1.02

Weighted average shares outstanding:
Basic	38,417	38,162	38,416	37,987
Diluted	38,842	38,653	38,908	38,391

The accompanying notes are an integral part of these consolidated financial statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Nine Months Ended September 30,
	2008	2007
Cash flows from operating activities:
Net income	$23,742	$39,200
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	28,467	26,588
(Gain) on sale of property and equipment	(215)	(247)
Stock-based compensation expense related to stock options and employee stock purchases	3,049	2,862
Provision (benefit) for deferred income tax expense	7,884	4,090
Excess tax benefits from stock-based compensation	(693)	(1,619)
Change in accounts receivable, net	(4,746)	18,943
Change in inventories	29,974	109,050
Change in prepaid expenses and other, net	(951)	34
Change in trade accounts payable	(7,082)	(7,171)
Change in accrued expenses	(13,403)	501

Net cash provided by operating activities	66,026	192,231

Cash flows from investing activities:
Purchase of investments	(355,575)	—
Proceeds from the sale of investments	348,000	—
Acquisition of property and equipment	(46,511)	(50,959)
Proceeds from the sale of property and equipment	1,389	4,397
Business acquisitions	(37,392)	(7,860)
Change in other assets	121	129

Net cash (used in) investing activities	(89,968)	(54,293)

Cash flows from financing activities:
Proceeds from long-term debt	21,107	29,130
Principal payments on long-term debt	(29,335)	(27,014)
Principal payments on capital lease obligations	(4,470)	(2,444)
Draws (payments) on floor plan notes payable, net	2,546	(126,003)
Debt issuance costs	(66)	(15)
Repurchase of common stock	(10,067)	—
Excess tax benefits from stock-based compensation	693	1,619
Proceeds from issuance of shares relating to employee stock options and employee stock purchases	1,060	1,832

Net cash (used in) financing activities	(18,532)	(122,895)

Net (decrease) increase in cash and cash equivalents	(42,474)	15,043

Cash and cash equivalents, beginning of period	187,009	161,558

Cash and cash equivalents, end of period	$144,535	$176,601

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$12,227	$19,211
Income taxes, net of refunds	$6,098	$15,653
Noncash investing activities:
Assets acquired under capital leases	$1,880	$1,841

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

4 – Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Numerator:
Numerator for basic and diluted earnings per share, net income available to common shareholders	$8,000,000	$13,128,000	$23,742,000	$39,200,000

Denominator:
Denominator for basic earnings per share, adjusted weighted average shares outstanding	38,416,823	38,162,367	38,415,892	37,987,172
Effect of dilutive securities:
Employee and director stock options	425,654	490,476	491,654	404,013
Denominator for diluted earnings per share, adjusted weighted average shares outstanding and assumed conversions	38,842,477	38,652,843	38,907,546	38,391,185

Basic earnings per common share	$21	$.34	$0.62	$1.03
Diluted earnings per common share and common share equivalents	$21	$.34	$0.61	$1.02

5 – Stock Options

Valuation and Expense Information under SFAS 123(R)

The Company accounts for stock-based compensation in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”), which requires the measurement and recognition of compensation expense for all share-based payment awards made to the Company’s employees and directors including employee stock options, restricted share awards and employee stock purchases related to the Employee Stock Purchase Plan based on estimated fair values.  Stock-based compensation expense, calculated using the Black-Scholes option-pricing model and included in selling, general and administrative expense, was $0.6 million for the three months ended September 30, 2008 and $0.5 million for the three months ended September 30, 2007.  Stock-based compensation expense, included in selling, general and administrative expense, for the nine months ended September 30, 2008 was $3.0 million and for the nine months ended September 30, 2007 was $2.9 million.  As of September 30, 2008, there was $4.7 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Rush Enterprises, Inc. Long-Term Incentive Plan to be recognized over a weighted-average period of 3.0 years.

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

Cash	$1
Inventories	8,529
Property and equipment	99
Accrued expenses	(626)
Goodwill	5,383
Total	$13,386

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

7 – Investments

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

As a result of the recent liquidity issues experienced in the global capital markets, auctions for investment grade securities held by the Company have failed.  An auction fails when there is insufficient demand.  However, a failed auction does not represent a default by the issuer.  The auction rate securities continue to pay interest in accordance with the terms of the underlying security; however, liquidity will be limited until there is a successful auction or until such time as other markets for these investments develop.  The Company believes that its auction rate securities will liquidate within the next twelve months and has classified them as a current asset on its consolidated balance sheet.  The Company has the intent and ability to hold these auction rate securities until liquidity returns to the market.  The Company does not believe that the lack of liquidity relating to its auction rate securities will have a material impact on its ability to fund operations.

As of December 31, 2007, the Company did not carry any short-term investments, as its previous practice had been to liquidate its short-term investments, including auction rate securities near the end of each fiscal quarter.  However, as of September 30, 2008, the Company holds $7.6 million of auction rate securities with underlying tax-exempt municipal bonds with stated maturities of 22 years.  These bonds have credit wrap insurance and have been rated AAA by credit agencies.

The Company believes that the credit quality and fair value of the auction rate securities it holds has not been negatively impacted; therefore, no impairment charges have been recorded as of September 30, 2008.  As of September 30, 2008, the Company has valued these investments at fair value, which approximates cost.  The Company used observable inputs to determine fair value, including consideration of broker quotes, the overall quality of the underlying municipality, the credit quality of the insurance company, as well as successful subsequent auctions.  Accordingly, the Company has considered this fair value to be a Level 2 valuation under SFAS No. 157, “Fair Value Measurement.”  If the credit quality of these investments deteriorates, or adverse developments occur in the bond insurance market, the Company may be required to record an impairment charge on these investments in the future.

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

The Company accounts for intersegment sales and transfers as if the sales or transfers were to third parties; that is, at current market prices. There were no material intersegment sales during the quarters ended September 30, 2008 and 2007.

The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately because each business unit requires different technology and marketing strategies. Business units were maintained through expansion and acquisitions.  The following table contains summarized information about reportable segment profit or loss and segment assets for the periods ended September 30, 2008 and 2007 (in thousands):

	Truck Segment	Construction Equipment Segment	All Other	Totals

Three months ended September 30, 2008

Revenues from external customers	$392,686	$16,859	$4,151	$413,696
Segment income before taxes	11,727	1,108	(668)	12,167
Segment assets	984,214	29,754	27,889	1,041,857

Nine months ended September 30, 2008

Revenues from external customers	$1,194,984	$63,928	$13,360	$1,272,272
Segment income before taxes	33,910	4,876	(1,432)	37,354
Segment assets	984,214	29,754	27,889	1,041,857

Three months ended September 30, 2007

Revenues from external customers	$491,502	$25,284	$4,812	$521,598
Segment income before taxes	18,720	2,266	(147)	20,839
Segment assets	993,842	26,010	27,296	1,047,148

Nine months ended September 30, 2007

Revenues from external customers	$1,484,949	$73,061	$14,250	$1,572,260
Segment income before taxes	56,697	6,092	102	62,891
Segment assets	993,842	26,010	27,296	1,047,148

Revenues from segments below the quantitative thresholds requiring them to be reported separately are attributable to three operating segments of the Company. These segments include a tire company, an insurance agency, and a hunting lease operation. None of these segments has ever met any of the quantitative thresholds that would require them to be reported separately.

9 – Income Taxes

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

The Company included accruals for unrecognized income tax benefits totaling $2.0 million as a component of accrued liabilities as of September 30, 2008 and December 31, 2007.  The unrecognized tax benefits of $2.0 million at September 30, 2008, if recognized, would impact the Company’s effective tax rate.  As of September 30, 2008, the Company accrued interest of $171,000 related to unrecognized tax benefits in the current provision for income taxes.  No amounts were accrued for penalties.

The Company does not anticipate a significant change in the amount of unrecognized tax benefits in the next 12 months.  As of September 30, 2008, the tax years ended December 31, 2004, through 2007 remained subject to examination by tax authorities.

10 – Stock Repurchase Plan

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

As of September 30, 2008, the Company repurchased 779,215 shares of Class B common stock at a cost of $10.0 million.  The Company is holding the repurchased shares of the common stock as treasury stock and is accounting for the treasury stock pursuant to the cost method.  The Company includes treasury stock as a component of stockholders’ equity.

11 – Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”), which establishes principles and requirements for how the acquirer:  (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  SFAS 141(R) requires contingent consideration to be recognized at its fair value on the acquisition date and, for certain arrangements, changes in fair value to be recognized in earnings until settled.  SFAS 141(R) also requires acquisition-related transaction and restructuring costs to be expensed rather than treated as part of the cost of the acquisition.  SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The Company does not expect the adoption of SFAS 141(R) to have a significant impact on its consolidated results of operations and financial position, but will impact any business combinations that close on or after January 1, 2009.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). This statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in accordance with GAAP. With the issuance of this statement, the FASB concluded that the GAAP hierarchy should be directed toward the entity and not its auditor, and reside in the accounting literature established by the FASB as opposed to the American Institute of Certified Public Accountants (AICPA) Statement on Auditing Standards No. 69, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” This statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” We have evaluated the new statement and have determined that it will not have a significant impact on the determination or reporting of our financial results.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements contained in this Form 10-Q (or otherwise made by the Company or on the Company’s behalf from time to time in other reports, filings with the SEC, news releases, conferences, website postings or otherwise) that are not statements of historical fact constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended (the “Exchange Act”), notwithstanding that such statements are not specifically identified. Forward-looking statements include statements about the Company’s financial position, business strategy and plans and objectives of management of the Company for future operations.  Use of the words “may,” “should,” “continue,” “plan,” “potential,” “anticipate,” “believe,” “estimate,” “expect” and “intend” and words or phrases of similar import, as they relate to the Company or its subsidiaries or Company management, are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.  Forward-looking statements reflect the current views and assumptions of Company management with respect to future events and are subject to risks and uncertainties that could cause actual results to differ materially from those in such statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, those set forth under Item 1A—Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 (as updated in Item 1A of the Company’s Form 10-Q for the quarter period ended March 31, 2008 and in Item 1A of this Form 10-Q) as well as future growth rates and margins for certain of our products and services, future demand for our products and services, competitive factors, general economic conditions, availability of credit, cyclicality, economic conditions in the new and used truck and equipment markets, customer relations, relationships with vendors, the interest rate environment, governmental regulation and supervision, seasonality, distribution networks, product introductions and acceptance, technological change, changes in industry practices, onetime events and other factors described herein and in the Company’s other reports filed with the SEC (collectively, “Cautionary Statements”). Although the Company believes that its expectations are reasonable, it can give no assurance that such expectations will prove to be correct. Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described in any forward-looking statements. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the applicable Cautionary Statements. The Company undertakes no duty to update these forward-looking statements.

The following comments should be read in conjunction with the consolidated financial statements and related notes included in both the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 and in this Quarterly Report on Form 10-Q.

Note Regarding Trademarks Used in This Form 10-Q

Peterbilt® is a registered trademark of Peterbilt Motors Company. PACCAR® is a registered trademark of PACCAR, Inc. GMC® is a registered trademark of General Motors Corporation. Hino® is a registered trademark of Hino Motors, Ltd. UD® is a registered trademark of Nissan Diesel Motor Co., Ltd. Isuzu® is a registered trademark of Isuzu Motors Limited. John Deere® is a registered trademark of Deere & Company. Kenworth® is a registered trademark of PACCAR, Inc. doing business as Kenworth Truck Company. Volvo® is a registered trademark of Volvo Trademark Holding AB. Freightliner® is a registered trademark of Freightliner Corporation. Mack® is a registered trademark of Mack Trucks, Inc. Navistar® is a registered trademark of Navistar International Corporation. Caterpillar® is a registered trademark of Caterpillar, Inc. Cummins® is a registered trademark of Cummins Engine Company, Inc. PacLease® is a registered trademark of PACCAR Leasing Corporation. CitiCapital® is a registered trademark of Citicorp. Ford® is a registered trademark of Ford Motor Company.  Cummins® is a registered trademark of Cummins Intellectual Property, Inc.  Eaton is a registered trademark of Eaton Corporation.  Arvin Meritor® is a registered trademark of Meritor Technology, Inc.®  Case is a registered trademark of Case Corporation.  Komatsu® is a registered trademark of Kabushiki Kaisha Komatsu Seisakusho Corporation Japan.  The CIT Group® is a registered trademark of CIT Group Holdings, Inc.  JPMorgan Chase® is a registered trademark of JP Morgan Chase & Co.  SAP® is a registered trademark of SAP Aktiengesellschaft.  International® is a registered trademark of Navistar International Transportation Corp. Blue Bird® is a registered trademark of Blue Bird Investment Corporation.

General

Rush Enterprises, Inc. was incorporated in Texas in 1965 and currently consists of two reportable segments: the Truck Segment and the Construction Equipment Segment.  The Company currently conducts business through numerous subsidiaries, all of which it wholly owns, directly or indirectly.  Its principal offices are located at 555 IH 35 South, New Braunfels, Texas 78130.

The Company is a full-service, integrated retailer of premium transportation and construction equipment and related services.  The Company’s Rush Truck Centers sell trucks manufactured by Peterbilt Motors Company (a division of PACCAR, Inc.), International, Volvo, GMC, Hino, UD, Ford, Isuzu and Blue Bird.  The Company also operates a John Deere construction equipment dealership at its Rush Equipment Center in Houston, Texas. Through its strategically located network of Rush Truck Centers and its Rush Equipment Center, the Company provides one-stop service for the needs of its customers, including retail sales of new and used trucks and construction equipment, aftermarket parts sales, service and repair facilities, and financing, leasing and rental, and insurance products.

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

In May 2008, the Company also acquired the common stock of Adams International Trucks, Inc., an International heavy- and medium-duty truck and Workhorse Custom Chassis dealership in Charlotte, North Carolina.  The Company is operating the facility as a full-service Rush Truck Center offering International heavy-duty and medium-duty trucks, parts and service and leasing.  The transaction was valued at approximately $20.1 million, with the purchase price paid in cash.  Included in the acquisition was the purchase of Adams Collision Center.  The Company also purchased the real estate used in the operations of Adams International Trucks, Inc. for $6.2 million.

See Note 6–Acquisitions of the Notes to the Consolidated Financial Statements for a detailed discussion of the allocation of the purchase price of the Company’s acquisitions during 2008.

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

Inventories

Inventories are stated at the lower of cost or market value.  Cost is determined by specific identification of new and used truck and construction equipment inventory and by the first-in, first-out method for tires, parts and accessories.  An allowance is provided when it is anticipated that cost will exceed net realizable value plus a reasonable profit margin.

Goodwill

The Company applies the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), in accounting for goodwill.  SFAS 142 requires that goodwill and other intangible assets that have indefinite useful lives may not be amortized, but instead must be tested at least annually for impairment, and intangible assets that have finite useful lives should continue to be amortized over their useful lives.  SFAS 142 also provides specific guidance for testing goodwill and other non-amortized intangible assets for impairment.  SFAS 142 requires management to make certain estimates and assumptions in order to allocate goodwill to reporting units and to determine the fair value of a reporting unit’s net assets and liabilities, including, among other things, an assessment of market condition, projected cash flows, interest rates and growth rates, which could significantly impact the reported value of goodwill and other intangible assets.  SFAS 142 requires, in lieu of amortization, an annual impairment review of goodwill.  The Company performs its annual review during the fourth quarter of each year and, therefore, did not record an impairment charge related to goodwill during the third quarter of 2008.  Management is not aware of any impairment charge that may be required; however, a change in economic conditions, if one occurs, could result in an impairment charge in the future.

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

Finance and Insurance Revenue Recognition

Finance income related to the sale of a unit is recognized when the finance contract is sold to a finance company.  The Company arranges financing for customers through various retail funding sources and receives a commission from the lender equal to either the difference between the interest rates charged to customers over the predetermined interest rates set by the financing institution or a commission for the placement of contracts. The Company also receives commissions from the sale of various insurance products to customers.  Revenue is recognized by the Company upon the sale of such finance and insurance contracts to the finance and insurance companies net of a provision for estimated repossession losses and interest charge-backs on finance contracts. The Company is not the obligor under any of these underlying contracts. In the case of finance contracts, a customer may prepay, or fail to pay, thereby terminating the underlying contract. If the customer terminates a retail finance contract or other insurance product prior to scheduled maturity, a portion of the commissions previously paid to the Company may be charged back to the Company depending on the terms of the relevant contracts. The estimate of ultimate charge-back exposure is based on the Company’s historical charge-back expense arising from similar contracts, including the impact of refinance and default rates on retail finance contracts and cancellation rates on other insurance products. The actual amount of historical charge-backs has not been significantly different than the Company’s estimates.

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

Stock-Based Compensation Expense

The Company applies the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment”, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including grants of employee stock options and employee stock purchases under the Employee Stock Purchase Plan based on estimated fair values.

The Company uses the Black-Scholes option-pricing model to estimate the fair value of share-based payment awards on the date of grant.  The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Consolidated Statement of Income.

Results of Operations

The following discussion and analysis includes the Company’s historical results of operations for the three months and nine months ended September 30, 2008 and 2007.

The following table sets forth for the periods indicated certain financial data as a percentage of total revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

New and used truck sales	62.7%	68.5%	63.5%	69.4%
Parts and service	30.0	23.7	28.5	23.0
Construction equipment sales	2.8	3.7	3.7	3.6
Lease and rental	3.4	2.6	3.2	2.5
Finance and insurance	0.7	1.1	0.8	1.1
Other	0.4	0.4	0.3	0.4
Total revenues	100.0	100.0	100.0	100.0
Cost of products sold	81.5	82.8	82.0	82.8
Gross profit	18.5	17.2	18.0	17.2
Selling, general and administrative	14.1	11.8	13.7	11.8
Depreciation and amortization	1.0	0.7	0.9	0.7
Operating income	3.4	4.7	3.4	4.7
Interest expense, net	0.4	0.7	0.4	0.8
Income before income taxes	3.0	4.0	3.0	3.9
Provision for income taxes	1.0	1.5	1.1	1.5
Net Income	2.0%	2.5%	1.9%	2.4%

The following table sets forth the unit sales and revenue for new heavy-duty, new medium-duty, and used trucks and the absorption rate for the periods indicated (revenue in thousands):

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2008	2007	Change	2008	2007	Change
Truck unit sales:
New heavy-duty trucks	1,350	1,820	(25.8)%	4,281	5,719	(25.1)%
New medium-duty trucks	919	1,520	(39.5)%	2,870	4,283	(33.0)%
Total new truck unit sales	2,269	3,340	(32.1)%	7,151	10,002	(28.5)%

Used truck unit sales	936	1,032	(9.3)%	2,631	3,093	(14.9)%

Truck revenue:
New heavy-duty trucks	$162.4	$223.4	(27.3)%	$515.6	$689.5	(25.2)%
New medium-duty trucks	54.2	75.7	(28.4)%	166.5	225.5	(26.2)%
Total new truck revenue	$216.6	$299.1	(27.6)%	$682.1	$915.0	(25.5)%

Used truck revenue	$41.8	$52.7	(20.7)%	$122.8	$158.1	(22.3)%

Other truck revenue(1)	$1.1	$5.6	(80.4)%	$3.3	$18.4	(82.1)%

Absorption rate:	108.6%	105.1%	3.3%	106.3%	105.3%	0.9%

(1) Includes sales of glider kits, truck bodies, trailers and other new equipment.

Key Performance Indicator

Absorption Rate. The management of the Company uses several performance metrics to evaluate the performance of its dealerships.  The Company considers its “absorption rate” to be of critical importance.  Absorption rate is calculated by dividing the gross profit from the parts, service and body shop departments by the overhead expenses of all of a dealership’s departments, except for the selling expenses of the new and used truck departments and carrying costs of new and used truck inventory.  When 100% absorption is achieved, then gross profit from the sale of a truck, after sales commissions and inventory carrying costs, directly impacts operating profit.  In 1999, the Company’s truck dealerships’ absorption rate was approximately 80%.  The Company has made a concerted effort to increase its absorption rate since then.  Management believes that maintaining an absorption rate in excess of 100% is critical to the Company’s ability to generate consistent earnings in a cyclical business.  The Company’s truck dealerships achieved a 104.5% absorption rate for the year in 2007 and 106.3% absorption rate for the first nine months of 2008.

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007

Class 8 and medium-duty new and used truck markets remained weak through the third quarter of 2008.  The Company believes that the continuation of the weak freight environment, slowing construction markets, historically high fuel prices and tight credit markets will cause both heavy- and medium-duty truck deliveries to remain soft through 2009.  A.C.T. Research Co., LLC (“A.C.T. Research”), a truck industry data and forecasting service provider, currently predicts U.S. retail sales of Class 8 trucks of approximately 138,000 units in 2008, a 12.6% decline from the number of deliveries in 2007, and 180,000 units in 2009.  However, the Company believes 2009 sales of heavy-duty trucks will remain relatively flat compared to 2008.  Based on current economic and market conditions, the Company does not expect a significant pre-buy of Class 8 trucks to occur in 2009 as a result of diesel emissions regulations that go into effect in 2010.  The Company currently anticipates some recovery of the Class 8 truck market to begin late in 2009, given impending 2010 diesel emissions regulations.

Medium-duty truck sales remained consistent with the industry, which declined 41% in the third quarter of 2008 as compared to 2007 according to A.C.T. Research.  A.C.T. Research currently predicts U.S. retail sales of Class 4, 5, 6, and 7 medium-duty trucks of approximately 185,000 units in 2008, a 22.8% decline from the number of deliveries in 2007, and 180,000 units in 2009.

Truck, construction equipment and leasing operations in East Texas were adversely impacted by Hurricane Ike, which shut down our operations in Houston and East Texas for several days in the third quarter.  Dealership operations experienced business interruption resulting from mandatory evacuations, power outages, restricted traffic and reduced employee attendance.  Although difficult to quantify, these storms had a negative impact to earnings in the third quarter.

Parts, service and body shop sales increased slightly in the third quarter of 2008 compared to the third quarter of 2007.  The Company expects parts, service and body shop sales to slightly decline in the first half of 2009 compared to the same period in 2008 and begin to rebound in the latter half of 2009.  This quarter’s increased absorption rate of 108.6%, compared to 105.1% in the third quarter of 2007, is due to significant reductions in the Company’s expense structure and the ability of its people to control costs.

Revenues

Revenues decreased $107.9 million, or 20.7%, in the third quarter of 2008 compared to the third quarter of 2007.  Sales of new and used trucks decreased $97.9 million, or 27.4%, in the third quarter of 2008 compared to the third quarter of 2007.  Uncertain economic conditions, the weak freight environment, slowing construction markets, historically high fuel prices and tight credit markets contributed to decreased demand for Class 8, medium-duty and used trucks in the third quarter of 2008.

Unit sales of new Class 8 trucks decreased 25.8% in the third quarter of 2008 compared to the third quarter of 2007.  New Class 8 truck sales revenue decreased approximately $61.0 million, or 27.3%, in the third quarter of 2008 compared to the third quarter of 2007.  A.C.T. Research estimates that unit sales of Class 8 trucks in the U.S. increased approximately 8% in the third quarter of 2008 compared to the third quarter of 2007. Historically, the Company’s share of the U.S. Class 8 truck market has ranged between 4.1% and 4.6%.  Based on current Class 8 retail sales estimates of 138,000 units for 2008, the Company expects to sell approximately 5,600 to 5,800 Class 8 trucks in 2008.

Unit sales of new medium-duty trucks decreased 39.5% in the third quarter of 2008 compared to the third quarter of 2007.  New medium-duty truck sales revenue decreased approximately $21.5 million, or 28.4%, in the third quarter of 2008 compared to the third quarter of 2007.  A.C.T. Research estimates that unit sales of Class 4 through 7 trucks in the U.S.

decreased approximately 41% in the third quarter of 2008 compared to the third quarter of 2007.  In 2007, the Company achieved a 2.2% share of the Class 4 through 7 truck sales market in the U.S.  The Company expects its share to range between 1.9% to 1.95% of the U.S. Class 4 through 7 truck sales market in 2008, which would result in the sale of approximately 3,500 to 3,600 Class 4 through 7 trucks based on A.C.T. Research’s current 2008 U.S. retail sales estimates of 185,000 units.

Unit sales of used trucks decreased 9.3% in the third quarter of 2008 compared to the third quarter of 2007. Used truck sales revenue decreased approximately $10.9 million, or 20.7%, in the third quarter of 2008 compared to the third quarter of 2007. During the third quarter of 2008, average revenue per used truck unit decreased by approximately 8.7% compared to the third quarter of 2007.  For the remainder of 2008, used truck sales volumes and prices will be primarily driven by general economic conditions, fuel prices and the availability of credit, which collectively have had a severe impact on this market during the first nine months of 2008.  The Company expects to sell approximately 3,400 to 3,600 used trucks in 2008.

Parts and service sales increased $0.4 million, or 0.4%, in the third quarter of 2008 compared to the third quarter of 2007.  The slight increase in parts and service sales was a result of acquisitions made in the first half of 2008.    Parts and service sales, exclusive of acquisitions, decreased approximately 3.9% in the third quarter of 2008 compared to 2007 primarily due to weakening economic conditions.  The Company expects parts and service sales to decrease slightly in the fourth quarter of 2008 compared to the same period in 2007.

Sales of new and used construction equipment decreased $7.8 million, or 40.0%, in the third quarter of 2008 compared to the third quarter of 2007.  This decrease was largely attributable to the weakening construction market in the Houston area.  John Deere’s rolling twelve month average market share in the Houston area construction equipment market decreased to 16.8% as of September 30, 2008 from a rolling twelve month average of 18.6% as of September 30, 2007.  In 2009, the Company expects new construction equipment unit sales in our area of responsibility to decrease approximately 10% to 18%, compared to 2008, to approximately 1,800 to 2,000 units.

Truck lease and rental revenues increased $0.7 million in the third quarter of 2008 compared to the third quarter of 2007.  The Company expects lease and rental revenue to increase slightly during the remainder of 2008 compared to 2007.

Finance and insurance revenues decreased $2.7 million, or 50.1%, in the third quarter of 2008 compared to the third quarter of 2007.  The decrease in finance and insurance revenue is a direct result of the overall decline in truck sales and the tight credit market.  Finance and insurance revenues have limited direct costs and, therefore, contribute a disproportionate share of the Company’s operating profits.

Other income decreased $0.7 million, or 31.7%, in the third quarter of 2008 compared to the third quarter of 2007.  Other income consists of the gain on sale realized on trucks from the lease and rental fleet, commissions earned from John Deere for direct manufacturer sales into our area of responsibility, document fees related to truck sales and purchase discounts.

Gross Profit

Gross profit decreased $13.4 million, or 14.9%, in the third quarter of 2008 compared to the third quarter of 2007.  Gross profit as a percentage of total revenue increased to 18.5% in the third quarter of 2008 from 17.2% in the third quarter of 2007.  This percentage increase is primarily a result of a change in our product sales mix.  Truck sales, a lower margin revenue item, decreased as a percentage of total revenue to 62.7% in the third quarter of 2008 from 68.5% in the third quarter of 2007.  Parts and service revenue, a higher margin revenue item, increased as a percentage of total revenue to 30.0% in the third quarter of 2008 from 23.7% in the third quarter of 2007.

Gross margins on Class 8 truck sales decreased to 6.8% in the third quarter of 2008 from 8.6% in the third quarter of 2007.  For the remainder of 2008, the Company expects overall gross margins from Class 8 truck sales of approximately 6.5% to 8.0% due to the current weak Class 8 truck market.

Gross margins on medium-duty truck sales decreased slightly to 5.2% in the third quarter of 2008 from 5.3% in the third quarter of 2007.  For 2008, the Company expects overall gross margins from medium-duty truck sales of approximately 5.0% to 6.5%.  The Company’s gross margins on medium-duty trucks are difficult to forecast accurately because gross margins vary significantly depending upon the mix of fleet and non-fleet purchasers and types of medium-duty trucks sold.

Gross margins on used truck sales increased slightly to 8.8% in the third quarter of 2008 from 8.7% in the third quarter of 2007.  The Company believes it will be able to achieve margins of approximately 7.0% to 8.5% during the remainder of 2008, excluding adjustments for any valuation write-downs the Company may take.

Gross margins from the Company’s parts, service and body shop operations increased to 41.4% in the third quarter of 2008 from 40.6% in the third quarter of 2007.  Gross profit for the parts, service and body shop departments was $51.3 million in the third quarter of 2008 compared to $50.3 million in the third quarter of 2007.  The Company expects gross margins on parts, service and body shop operations of approximately 38.0% to 41.0% for the remainder of 2008.

Gross margins on new and used construction equipment sales decreased to 8.9% in the third quarter of 2008 compared to 10.1% in the third quarter of 2007.  This decrease in gross margin is primarily attributable to decreased demand for construction equipment in the Houston market and our continued efforts to increase John Deere’s market share.  The Company expects 2008 gross margins on new and used construction equipment sales to remain in a range of approximately 9.0% to 11.0% as the Company attempts to increase its market share.

Gross margins from truck lease and rental sales decreased to 15.7% in the third quarter of 2008 from approximately 16.1% in the third quarter of 2007.  The decrease in the gross margin from lease and rental sales is primarily due to the decreased utilization of crane-mounted trucks in the rental fleet of our crane division.  The Company expects gross margins from lease and rental sales of approximately 13.0% to 16.0% during the remainder of 2008.  The Company’s policy is to depreciate its lease and rental fleet using a straight line method over the customer’s contractual lease term.  The lease unit is depreciated to a residual value that approximates fair value at the expiration of the lease term.  This policy results in the Company realizing reasonable gross margins while the unit is in service and a corresponding gain or loss on sale when the unit is sold at the end of the lease term.

Finance and insurance revenues and other income, as described above, have limited direct costs and, therefore, contribute a disproportionate share of gross profit.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses decreased $3.4 million, or 5.5%, in the third quarter of 2008 compared to the third quarter of 2007.  SG&A expenses as a percentage of sales was 14.1% in the third quarter of 2008 and 11.8% in the third quarter of 2007.  SG&A expenses as a percentage of sales have historically ranged from 10.0% to 15.0%.  In 2008, the Company expects the selling portion of SG&A expenses to be approximately 23% to 25% of truck and construction equipment gross profit.  The selling portion of SG&A varies based on the gross profit derived from truck sales. The Company has taken action throughout 2008 to reduce overhead expenses to a level more appropriate to serve the current market.  The Company expects the general and administrative portion of SG&A to remain flat in the fourth quarter of 2008 compared to the same period in 2007 despite acquisitions made earlier in 2008.

Interest Expense, Net

Net interest expense decreased $1.6 million, or 46.8%, in the third quarter of 2008 compared to the third quarter of 2007.  This decrease is primarily due to the decrease in floor plan notes payable and lower floor plan interest rates. The Company expects net interest expense for the fourth quarter of 2008 to decrease approximately 30.0% compared to the same period in 2007.

Income Before Income Taxes

Income before income taxes decreased $8.7 million, or 41.6%, in the third quarter of 2008 compared to the third quarter of 2007.  The Company believes that income from continuing operations in 2008 will decrease compared to 2007 based on factors described above.

Provision for Income Taxes

Income taxes decreased $3.5 million, or 46.0%, in the third quarter of 2008 compared to the third quarter of 2007.  The Company provided for taxes at an effective rate of 34.25% in the third quarter of 2008 and 37.0% in the third quarter of 2007.  The decrease in the Company’s effective tax rate results from the application of tax credits for sales of alternative fuel vehicles to tax-exempt municipalities that claim the tax credits.  During the remainder of 2008, the Company expects to continue to apply for alternative fuel vehicle tax credits for sales of alternative fuel vehicles to tax-exempt municipalities.  These transactions will increase the Company’s SG&A expense because the Company passes a portion of these credits on to these tax-exempt municipalities in the form of a discretionary rebate.  As a result, the Company’s effective tax rate may vary significantly depending on the number of alternative fuel vehicles sold to tax-exempt entities.

Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007

Unless otherwise stated below, the Company’s variance explanations and future expectations with regard to the items discussed in this section are set forth in the discussion of the “Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007.”

Revenues decreased $300.0 million, or 19.1%, in the first nine months of 2008 compared to the first nine months of 2007.  Sales of new and used trucks decreased $283.4 million, or 26.0%, in the first nine months of 2008 compared to the first nine months of 2007.

Unit sales of new Class 8 trucks decreased 25.1% in the first nine months of 2008 compared to the first nine months of 2007.  New Class 8 truck sales revenue decreased approximately $173.9 million, or 25.2%, in the first nine months of 2008 compared to the first nine months of 2007.  A.C.T. Research estimates that unit sales of Class 8 trucks in the U.S decreased approximately 15.0% in the first nine months of 2008 compared to the first nine months of 2007.

Unit sales of new medium-duty trucks decreased 33.0% in the first nine months of 2008 compared to the first nine months of 2007.  New medium-duty truck sales revenue decreased approximately $59.0 million, or 26.2%, in the first nine months of 2008 compared to the first nine months of 2007.  A.C.T. Research estimates that unit sales of Class 4, 5, 6 and 7 medium-duty trucks in the U.S. decreased approximately 28.0% in the first nine months of 2008 compared to the first nine months of 2007.

Unit sales of used trucks decreased 14.9% in the first nine months of 2008 compared to the first nine months of 2007.  Used truck sales revenue decreased approximately $35.3 million, or 22.3%, in the first nine months of 2008 compared to the first nine months of 2007.  Used truck average revenue per unit decreased by approximately 8.7%.

Parts and service sales increased $0.7 million, or 0.2%, in the first nine months of 2008 compared to the first nine months of 2007.

Sales of new and used construction equipment decreased $9.3 million, or 16.4%, in the first nine months of 2008 compared to the first nine months of 2007.

Truck lease and rental revenues increased $1.8 million, or 4.7%, in the first nine months of 2008 compared to the first nine months of 2007.

Finance and insurance revenues decreased $7.7 million, or 44.8%, in the first nine months of 2008 compared to the first nine months of 2007.

Other income decreased $2.1 million, or 33.2%, in the first nine months of 2008 compared to the first nine months of 2007.  Other income consists of the gain on sale realized on trucks from the lease and rental fleet, commissions earned from John Deere for direct manufacturer sales into our area of responsibility, document fees related to truck sales and purchase discounts.

Gross Profit

Gross profit decreased $42.0 million, or 15.5%, in the first nine months of 2008 compared to the first nine months of 2007.  Gross profit as a percentage of total revenue increased to 18.0% in the first nine months of 2008 from 17.2% in the first nine months of 2007.  Truck sales, a lower margin revenue item, decreased as a percentage of total revenue to 63.5% in the first nine months of 2008 from 69.4% in the first nine months of 2007.  Parts and service revenue, a higher margin revenue item, increased as a percentage of total revenue to 28.5% in the first nine months of 2008 from 23.0% in the first nine months of 2007.  Gross profit was further reduced by the $5.4 million write-down of used truck inventory in the second quarter of 2008.

Gross margins on Class 8 truck sales decreased to 7.9% in the first nine months of 2008 from 8.5% in the first nine months of 2007.

Gross margins on medium-duty truck sales remained flat at 5.5% in the first nine months of 2008 and the first nine months of 2007.

Gross margins on used truck sales decreased to 3.4% in the first nine months of 2008 from 8.8% in the first nine months of 2007.  The decrease in gross margins was the result of the $5.4 million write-down of used truck inventory in the second quarter of 2008.  Excluding the write-down of used truck inventory, gross margins on used truck sales were 7.8%.

Gross margins from the Company’s parts, service and body shop operations remained flat at 41.6% in the first nine months of 2008 compared to 41.5% in the first nine months of 2007.  Gross profit for the parts, service and body shop departments was $150.8 million in the first nine months of 2008 compared to $150.0 million in the first nine months of 2007.

Gross margins on new and used construction equipment sales decreased to 9.6% in the first nine months of 2008 compared to 10.6% in the first nine months of 2007.

Gross margins from truck lease and rental sales decreased to 14.8% in the first nine months of 2008 from approximately 15.7% in the first nine months of 2007.

Finance and insurance revenues and other income, as described above, has limited direct costs and, therefore, contributes a disproportionate share of gross profit.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses decreased $10.4 million, or 5.6%, in the first nine months of 2008 compared to the first nine months of 2007.  SG&A expenses as a percentage of sales was 13.7% in the first nine months of 2008 and 11.8% in the first nine months of 2007.

Interest Expense, Net

Net interest expense decreased $7.0 million, or 55.8%, in the first nine months of 2008 compared to the first nine months of 2007.

Income Before Income Taxes

Income before income taxes decreased $25.5 million, or 40.6%, in the first nine months of 2008 compared to the first nine months of 2007.

Provision for Income Taxes

Income taxes decreased $10.1 million, or 42.5%, in the first nine months of 2008 compared to the first nine months of 2007.  The Company provided for taxes at an effective rate of 36.4% in the first nine months of 2008 and 37.7% in the first nine months of 2007.

Liquidity and Capital Resources

The Company’s short-term cash requirements are primarily for working capital, inventory financing, the improvement and expansion of existing facilities, the construction of new facilities and technology improvements.  Historically, these cash requirements have been met through the retention of profits and borrowings under our floor plan financing agreements. As of September 30, 2008, the Company had working capital of approximately $174.1 million, including $144.5 million in cash available to fund our operations.

The Company may request working capital advances in the minimum amount of $100,000 from GE Capital, its primary truck lender.  However, such working capital advances may not cause the total indebtedness owed GE Capital to exceed an amount equal to the wholesale advances made against the then current inventory less any payment reductions due to GE Capital on the inventory.  There were no working capital advances outstanding under this agreement at September 30, 2008.

The Company has a secured line of credit that provides for a maximum borrowing of $8.0 million.  There were no advances outstanding under this secured line of credit at September 30, 2008, however, $6.2 million was pledged to secure various letters of credit related to self-insurance products, leaving $1.8 million available for future borrowings as of September 30, 2008.

Titan Technology Partners is currently implementing SAP enterprise software and a new SAP dealership management system for the Company.  The total cost of the SAP software and implementation is estimated to be approximately $20.0 million to $23.0 million.  As of September 30, 2008, the Company had expenditures of $18.2 million related to the SAP project.

The Company is currently constructing a new facility for its Rush Truck Center location in Oklahoma City, Oklahoma at an estimated cost of $12.0 million.

On July 22, 2008, the Company’s Board of Directors approved a stock repurchase program authorizing the Company to repurchase, from time to time, up to an aggregate of $20,000,000 of its shares of Class A common stock, $.01 par value per share, and/or Class B common stock, $.01 par value per share.  Repurchases will be made at times and in amounts as the Company deems appropriate and will be made through open market transactions, privately negotiated transactions and other lawful means. The manner, timing and amount of any repurchases will be determined by the Company based on an evaluation of market conditions, stock price and other factors, including those related to the ownership requirements of its dealership agreements with manufacturers it represents. The stock repurchase program has no expiration date and may be suspended or discontinued at any time.  While the stock repurchase program does not obligate the Company to acquire any particular amount or class of common stock, the Company anticipates that it will be repurchasing primarily shares of its Class B common stock.  As of September 30, 2008, the Company has repurchased 779,215 shares of its Class B common stock at a cost of $10.0 million.

The Company has no other material commitments for capital expenditures as of September 30, 2008, except that the Company will continue to purchase vehicles for its lease and rental division and authorize capital expenditures for improvement and expansion of its dealership facilities based on market opportunities.  The Company expects to purchase trucks worth approximately $27.5 million for its leasing operations in 2008, depending on customer demand.

Cash Flows

Cash and cash equivalents decreased by $42.5 million during the nine months ended September 30, 2008 and increased by $15.0 million during the nine months ended September 30, 2007.  The major components of these changes are discussed below.

Cash Flows from Operating Activities

Cash flows from operating activities include net income adjusted for non-cash items and the effects of changes in working capital.  During the first nine months of 2008, operating activities resulted in net cash provided by operations of $66.0 million.  Cash provided by operating activities was primarily impacted by the decrease in accounts payable, the decrease in accrued expenses and the increase in inventories.  During the first nine months of 2007, operating activities resulted in net cash provided by operations of $192.2 million.

Cash flows from operating activities as adjusted for all draws and (payments) on floor plan notes (“Adjusted Cash Flows from Operating Activities”) was $68.6 million for the nine months ended September 30, 2008 and $66.2 million for the nine months ended September 30, 2007.  Generally, all vehicle and construction equipment dealers finance the purchase of vehicles and construction equipment with floor plan borrowings, and our agreements with our floor plan providers require us to repay amounts borrowed for the purchase of such vehicles and equipment immediately after they are sold.  As a result, changes in floor plan notes payable are directly linked to changes in vehicle and construction equipment inventory.  However, as reflected in our consolidated statements of cash flows, changes in inventory are recorded as cash flows from operating activities, and draws and (payments) on floor plan notes are recorded as cash flows from financing activities.

The Company’s management believes that information about Adjusted Cash Flows from Operating Activities provides investors with a relevant measure of liquidity and a useful basis for assessing the Company’s ability to fund its activities and obligations from operating activities.  Floor plan notes payable is classified as a current liability and, therefore, is included in the working capital amounts discussed above.

Adjusted Cash Flows from Operating Activities is a non-GAAP financial measure and should be considered in addition to, and not as a substitute for, cash flows from operating activities as reported in our consolidated statements of cash flows in accordance with U.S. GAAP.  Additionally, this measure may vary among other companies; thus, Adjusted Cash Flows from Operating Activities as presented herein may not be comparable to similarly titled non-GAAP financial measures of other companies.  Set forth below is a reconciliation of cash flow from operating activities as reported in our consolidated statement of cash flows, as if all changes in floor plan notes payable were classified as an operating activity (in thousands).

	Nine Months Ended September 30,
	2008	2007

Net cash provided by operating activities (GAAP)	$66,026	$192,231
Draws (payments) on floor plan notes payable	2,546	(126,003)

Adjusted Cash Flows from Operating Activities (Non-GAAP)	$68,572	$66,228

Cash Flows from Investing Activities

Cash flows used in investing activities consist primarily of cash used for capital expenditures, business acquisitions, and purchase of investments net of proceeds from the sale of investments.  During the first nine months of 2008, the Company used $90.0 million in investing activities.  The Company purchased investments of $355.6 million which was offset by proceeds from the sale of these investments of $348.0 million.  See Note 7 - Investments of Notes to Consolidated Financial Statements for an explanation of these investments.  Capital expenditures consisted of purchases of property and equipment, and improvements to our existing dealership facilities of $46.5 million. Property and equipment purchases during the first nine months of 2008 consisted of $17.6 million for additional units for the rental and leasing operations, which was directly offset by borrowings of long-term debt.  The Company expects to purchase trucks worth approximately $27.5 million for its leasing operations in 2008, depending on customer demand.  Cash used in business acquisitions was $37.4 million during the first nine months of 2008 (See Note 6 - Acquisitions of Notes to Consolidated Financial Statements).  During the remainder of 2008, the Company expects to make capital expenditures for recurring items such as computers, shop equipment and vehicles of approximately $0.7 million to $1.0 million per month, an additional $2.0 million for the SAP software implementation described above and $2.0 million for the construction of the facility in Oklahoma City described above.

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

Cash Flows from Financing Activities

Cash flows from financing activities include borrowings and repayments of long-term debt and net proceeds of floor plan notes payable.  Cash used in financing activities was $18.5 million during the first nine months of 2008. The Company had borrowings of long-term debt of $21.1 million and repayments of long-term debt of $29.3 million during the first nine months of 2008.   The Company had net draws of floor plan notes payable of $2.5 million during the first nine months of 2008.  The borrowings of long-term debt were primarily related to refinancing of real estate and financing of the lease and rental fleet.  The Company also repurchased 779,215 shares of Class B common stock for $10.0 million during the first nine months of 2008.

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

Substantially all of the Company’s truck purchases are made on terms requiring payment within 15 days or less from the date the trucks are invoiced from the factory.  Effective August 1, 2007, the Company entered into an Amended and Restated Wholesale Security Agreement with GE Capital which expires July 31, 2010.  Interest under the floor plan financing agreement is payable monthly and the rate varies from LIBOR plus 1.15% to LIBOR plus 1.50% depending on the average aggregate month-end balance of debt.  The Company finances substantially all of the purchase price of its new truck inventory, and the loan value of its used truck inventory under the floor plan financing agreement with GE Capital, under which GE Capital pays the manufacturer directly with respect to new trucks. The Company makes monthly interest payments to GE Capital on the amount financed, but is not required to commence loan principal repayments on any vehicle until such vehicle has been floor planned for 12 months or is sold.  The floor plan financing agreement allows for prepayments and working capital advances with monthly adjustments to the interest due on outstanding advances.  On September 30, 2008, the Company had approximately $260.6 million outstanding under its floor plan financing agreement with GE Capital.

Substantially all of the Company’s new construction equipment purchases are financed by John Deere and JPMorgan Chase (“Chase”).  The agreement with John Deere provides an interest-free financing period after which time the amount financed is required to be paid in full.  When construction equipment is sold prior to the expiration of the interest-free finance period, the Company is required to repay the principal within approximately ten days of the sale. If the construction equipment financed by John Deere is not sold within the interest-free finance period, it is transferred to the Chase floor plan.  The Company makes principal payments for sold inventory to Chase on the 15th day of each month.  Construction equipment is financed to a maximum of book value under the floor plan financing agreement with Chase.  The Company makes monthly interest payments on the amount financed and is required to commence loan principal repayments on construction equipment as book value is reduced.  Principal payments for sold used construction equipment are made no later than the 15th day of each month following the sale. The loans are collateralized by a lien on the construction equipment.  The Company’s floor plan financing agreement with Chase permits financing of up to $20.0 million in construction equipment and expires in June 2009.  On September 30, 2008, the Company had $3.7 million outstanding under its floor plan financing agreement with John Deere and $15.1 million outstanding under its floor plan financing agreement with Chase.

Backlog

On September 30, 2008, the Company’s backlog of truck orders was approximately $168.4 million compared to a backlog of truck orders of approximately $198.4 million on September 30, 2007.  The Company includes only confirmed orders in its backlog.  The Company sells the majority of its new trucks by customer special order, with the remainder sold out of inventory. The delivery time for a custom-ordered truck varies depending on the truck specifications and demand for the particular model ordered; however, due to the decreased demand for trucks, delivery times for heavy-duty trucks have decreased significantly from delivery times during periods of peak demand.  As a result, purchasers of heavy-duty trucks currently do not need to place orders several months in advance.

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

Seasonal effects in the construction equipment business are weather-related.  Seasonal effects on construction equipment sales related to the seasonal purchasing patterns of any single customer type are mitigated by the Company’s diverse customer base that includes contractors for residential and commercial construction, utility companies, federal, state and local government agencies, and various petrochemical, industrial and material supply businesses that require construction equipment in their daily operations.

Cyclicality

The Company’s business is dependent on a number of factors relating to general economic conditions, including fuel prices, interest rate fluctuations, economic recessions, environmental and other government regulations and customer business cycles. Unit sales of new trucks have historically been subject to substantial cyclical variation based on these general economic conditions. According to data published by A.C.T. Research, in recent years total U.S. retail sales of new Class 8 trucks have ranged from a low of approximately 140,000 in 2001 to a high of approximately 291,000 in 2006.  Through geographic expansion, concentration on higher margin parts and service operations and diversification of its customer base, the Company believes it can reduce the negative impact on the Company’s earnings of adverse general economic conditions or cyclical trends affecting the heavy-duty truck industry.

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

Even stricter EPA emissions guidelines regarding nitrous oxides are scheduled to go into effect for all diesel engines built subsequent to January 1, 2010.  Based on current economic and market conditions, the Company does not expect a strong pre-buy of Class 8 trucks to occur in 2009. The magnitude of any pre-buy will be largely dependent upon general economic conditions in the U.S.  The EPA has also proposed regulations requiring emissions controls systems on 2010 and later heavy- and medium-duty trucks to be monitored for malfunctions via an onboard diagnostic system similar to those required in passenger vehicles since the mid-1990s, which could also impact demand for trucks.

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

The Company is exposed to some market risk through interest rates related to our floor plan financing agreements, variable rate debt and discount rates related to finance sales.  Floor plan borrowings are based on LIBOR and are used to meet working capital needs.  As of September 30, 2008, the Company had floor plan borrowings of approximately $279.4 million.  Assuming an increase in LIBOR of 100 basis points, annual interest expense could increase by approximately $2.8 million.  The Company provides all customer financing opportunities to various finance providers. The Company receives all finance charges in excess of a negotiated discount rate from the finance providers in the month following the date of the financing. The negotiated discount rate is variable, thus subject to interest rate fluctuations. This interest rate risk is mitigated by the Company’s ability to pass discount rate increases to customers through higher financing rates.

The Company is also exposed to some market risk through interest rates related to the investment of our current cash and cash equivalents which totaled $144.5 million on September 30, 2008.  These funds are generally invested in highly liquid money market accounts in accordance with the Company’s investment policy.  As such instruments mature and the funds are reinvested, we are exposed to changes in market interest rates. This risk is mitigated by management’s ongoing evaluation of the best investment rates available for current and noncurrent high quality investments. If market interest rates were to increase or decrease immediately and uniformly by 100 basis points, the Company’s annual interest income could correspondingly increase or decrease by approximately $1.4 million.

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

As of September 30, 2008, the Company holds $7.6 million of auction rate securities with underlying tax-exempt municipal bonds with stated maturities of 22 years.  Given the current market conditions in the auction rate securities market, if the Company determines that the fair value of these securities has temporarily decreased by 10%, the Company’s equity could correspondingly decrease by approximately $0.8 million.  If it is determined that the fair value of these securities is other-than-temporarily impaired by 10%, the Company could record a loss on its Consolidated Statements of Operations of approximately $0.8 million.  For further discussion of the risks related to our auction rate securities, see Note 7 – Investments of the Notes to Consolidated Financial Statements and Item 1A – Risk Factors to our Form 10-Q for the quarterly period ended March 31, 2008.

The Company has not used derivative financial instruments in our investment portfolio.

ITEM 4. Controls and Procedures.

The Company, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2008 to provide reasonable assurance that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) is accumulated and communicated to Company management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in the Company’s internal control over financial reporting that occurred during the three months ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1. Legal Proceedings.

From time to time, we are involved in litigation arising out of the Company’s operations in the ordinary course of business. We maintain liability insurance, including product liability coverage, in amounts deemed adequate by management. To date, aggregate costs to us for claims, including product liability actions, have not been material. However, an uninsured or partially insured claim, or claim for which indemnification is not available, could have a material adverse effect on the Company’s financial condition or results of operations. We believe that there are no claims or litigation pending, the outcome of which could have a material adverse effect on the Company’s financial position or results of operations. However, due to the inherent uncertainty of litigation, there can be no assurance that the resolution of any particular claim or proceeding would not have a material adverse effect on the Company’s financial position or results of operations for the fiscal period in which such resolution occurred.

ITEM 1A. Risk Factors.

While we attempt to identify, manage and mitigate risks and uncertainties associated with our business to the extent practical under the circumstances, some level of risk and uncertainty will always be present.  Item 1A, Part I of our 2007 Annual Report on Form 10-K (the “2007 Annual Report”) describes some of the risks and uncertainties associated with our business that have the potential to materially affect our business, financial condition or results of operations.

Except for the risk factor provided immediately below in this Item 1A and the risk factor set forth in Item 1A, Part II of our Form 10-Q for the quarter ended March 31, 2008, there have been no material changes in our risk factors disclosed in our 2007 Annual Report.

Our growth is subject to a number of economic risks.

During economic downturns, commercial vehicle and construction equipment retail sales tend to experience periods of decline characterized by oversupply and weak demand. The commercial vehicle and construction equipment retail industries may experience sustained periods of decline in commercial vehicle and construction equipments sales in the future. Any decline or change of this type could materially affect our business, financial condition and results of operations.

Our business is subject to the adverse economic conditions currently present in the United States, including, without limitation, decreased levels of business activity, decreased freight demand, decreased construction activity, interest rate volatility, and limited credit availability.  These adverse economic conditions could materially affect our business, financial condition and results of operations.

Our new commercial vehicle and construction equipment sales may differ from industry sales, due to particular economic conditions and other factors in the geographic markets in which we operate. Some of our dealerships are regionally concentrated such as those in Arizona, California, and Florida. Adverse regional economic and competitive conditions in these areas could materially affect our business, financial condition and results of operations.

Economic conditions and the other factors described above also may materially adversely impact our sales of used vehicles, finance and insurance products, and parts and repair services.

We may be required to obtain additional financing to maintain adequate inventory levels.

Our business requires inventories held for sale to be maintained at dealer locations in order to facilitate immediate sales to customers on demand. We generally purchase inventories with the assistance of floor plan financing agreements. Our floor plan financing agreements are with companies that have exposure to many different industries and counterparties, and routinely execute transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, investment banks and other institutional clients.  Additionally, our floor plan providers may have exposure to financial institutions in the form of equity investments and unsecured debt instruments. Write-downs of mortgage-backed securities, credit default swaps and other derivative securities, have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail. Many lenders and institutional investors have reduced, and in some cases, ceased to provide funding to borrowers including other financial institutions such as our floor plan providers. In the event that our floor plan financing becomes insufficient to satisfy our future requirements or our floor plan providers are unable to continue to extend credit under our floor plan agreements, we would need to obtain similar financing from other sources. There is no assurance that such additional floor plan financing or alternate financing could be obtained or, if obtained, that it will be on commercially reasonable terms.

Changes in interest rates could have a material adverse effect on our profitability.

Our floor plan financing agreements and some of our other debt are subject to variable interest rates. Therefore, our interest expense would rise with any increase in interest rates. A rise in interest rates may also have the effect of depressing demand in the interest rate sensitive aspects of our business, particularly new and used commercial vehicle and construction equipment sales, because many of our customers finance these large purchases. As a result, a rise in interest rates may have the effect of simultaneously increasing our costs and reducing our revenues, which could materially affect our business, financial condition and results of operations. See “Quantitative and Qualitative Disclosures about Market Risk” for a discussion regarding our interest rate sensitivity.

Natural disasters and adverse weather events can disrupt our business.

Our dealerships are concentrated in states and regions in the United States in which actual or threatened natural disasters and severe weather events (such as hurricanes, earthquakes and hail storms) may disrupt our store operations, which may adversely impact our business, results of operations, financial condition and cash flows. In addition to business interruption, our business is subject to substantial risk of property loss due to the significant concentration of property at dealership locations. Although we have, subject to certain limitations and exclusions, substantial insurance, we cannot assure you that we will not be exposed to uninsured or underinsured losses that could have a material adverse effect on our business, financial condition, results of operations or cash flows.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The Company did not make any unregistered sales of equity securities during the third quarter of 2008.

A summary of the repurchase activity for the Company’s third quarter of 2008 is as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (3)
July 1 – July 31, 2008	—	$—	—	$20,000,000
August 1 – August 31, 2008	123,531	12.75	123,531	18,424,836
September 1 – September 30, 2008	655,684	12.92	655,684	9,952,596
Total	779,215		779,215	$9,952,596

(1)           The calculation of the average price paid per share does not give effect to any fees, commissions or other costs associated with the repurchase of such shares.

(2)           The shares represent Class B common stock repurchased by the Company.

(3)           The Company repurchased shares under a program announced on July 23, 2008, which authorized the repurchase of up to $20,000,000 of its shares of Class A common stock, $.01 par value per share, and/or Class B common stock, $.01 par value per share.  The stock repurchase program has no expiration date and may be suspended or discontinued at any time.

ITEM 3.  Defaults Upon Senior Securities.

Not Applicable

ITEM 4.  Submission of Matters to a Vote of Security Holders.

Not Applicable

ITEM 5.  Other Information.

Not Applicable

ITEM 6.  Exhibits.

Exhibit Number	Exhibit Title
3.1

Restated Articles of Incorporation of Rush Enterprises, Inc. (incorporated herein by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q (File No. 000-20797) for the quarter ended June 30, 2008)

3.2	Rush Enterprises, Inc. Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K (File No. 000-20797) filed May 24, 2007).
10.1	Rush Enterprises, Inc. Executive Transition Plan (incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K (File No. 000-20797) filed July 25, 2008).
31.1*	Certification of CEO pursuant to Rules 13a-14(a) and 15d-14(a) adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of CFO pursuant to Rules 13a-14(a) and 15d-14(a) adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of CEO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of CFO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*   filed herewith

** furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RUSH ENTERPRISES, INC.

Date:	November 10, 2008
		By:	/S/ W.M. “RUSTY” RUSH
W.M. “Rusty” Rush
President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 10, 2008	By:	/S/ STEVEN L. KELLER
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