Form 10-K
period 2008-12-31
RUSH ENTERPRISES INC \TX\
filed 2009-03-13
CIK 1012019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See the definitions of “large accelerated filer,” “accelerated filer” and smaller reporting company in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

The aggregate market value of common stock held by non-affiliates of the registrant as of June 30, 2008 was approximately $481,933,449 based upon the last sales price on June 30, 2008 on The NASDAQ Global Select MarketSM of $14.48 for the registrant’s Class A common stock and $13.96 for the registrant’s Class B common stock.  Shares of common stock held by each executive officer and director and by each shareholder affiliated with a director or an executive officer have been excluded from this calculation because such persons may be deemed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The registrant had 26, 307,584 shares Class A common stock and 10,685,144 shares of Class B common stock outstanding on March 9, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of registrant’s definitive proxy statement for the registrant’s 2009 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission not later than April 30, 2009, are incorporated by reference into Part III of this Form 10-K.

RUSH ENTERPRISES, INC.

Index to Form 10-K

Year ended December 31, 2008

NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Form 10-K (or otherwise made by the Company or on the Company’s behalf from time to time in other reports, filings with the Securities and Exchange Commission, news releases, conferences, website postings or otherwise) that are not statements of historical fact constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended(the “Exchange Act”), notwithstanding that such statements are not specifically identified. Forward-looking statements include statements about the Company’s financial position, business strategy and plans and objectives of management of the Company for future operations.  These forward-looking statements reflect the best judgments of the Company about the future events and trends based on the beliefs of the Company’s management as well as assumptions made by and information currently available to the Company’s management.  Use of the words “may,” “should,” “continue,” “plan,” “potential,” “anticipate,” “believe,” “estimate,” “expect” and “intend” and words or phrases of similar import, as they relate to the Company or its subsidiaries or Company management, are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.  Forward-looking statements reflect the current view of the Company with respect to future events and are subject to risks and uncertainties that could cause actual results to differ materially from those in such statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, those set forth under Item 1A—Risk Factors as well as future growth rates and margins for certain of our products and services, future demand for our products and services, risks associated with the current global economic crisis and its impact on capital markets and liquidity, competitive factors, general economic conditions, cyclicality, economic conditions in the new and used truck and equipment markets, customer relations, relationships with vendors, the interest rate environment, governmental regulation and supervision, seasonality, distribution networks, product introductions and acceptance, technological change, changes in industry practices, one-time events and other factors described herein and in the Company’s quarterly and other reports filed with the Securities and Exchange Commission (collectively, “Cautionary Statements”). Although the Company believes that its expectations are reasonable, it can give no assurance that such expectations will prove to be correct. Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described in any forward-looking statements. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the applicable Cautionary Statements. All forward-looking statements speak only as the date on which they are made and the Company undertakes no duty to update or revise any forward-looking statements.

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

General

Rush Enterprises, Inc. was incorporated in Texas in 1965 and currently consists of two reportable segments: the Truck Segment and the Construction Equipment Segment.  The Company conducts business through numerous subsidiaries, all of which it wholly owns, directly or indirectly.  Its principal offices are located at 555 IH 35 South, New Braunfels, Texas 78130.

The Company is a full-service, integrated retailer of premium transportation and construction equipment and related services.  The Company’s Rush Truck Centers sell vehicles manufactured by Peterbilt Motors Company (a division of PACCAR, Inc.), International, Volvo, GMC, Hino, UD, Ford, Isuzu and Blue Bird.  The Company also operates John Deere construction equipment dealerships at its Rush Equipment Centers in Southeast Texas. Through its strategically located network of Rush Truck Centers and its Rush Equipment Centers, the Company provides one-stop service for the needs of its customers, including retail sales of new and used trucks and construction equipment, aftermarket parts sales, service and repair facilities, and financing, leasing and rental, and insurance products.

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

Rush Truck Centers.  Our Rush Truck Centers are located in Alabama, Arizona, California, Colorado, Florida, Georgia, New Mexico, North Carolina, Oklahoma, Tennessee and Texas.  The following chart reflects our franchises and parts, service and body shop operations by location.

Rush Truck Center Location	Heavy-Duty Franchise(s)	Medium-Duty and Bus Franchise(s)	Parts	Service	Body Shop

Alabama:
Mobile	Peterbilt	Peterbilt	Yes	Yes	Yes

Arizona:
Flagstaff	None	None	Yes	Yes	No
Phoenix	Peterbilt	Peterbilt, GMC, Hino	Yes	Yes	Yes
Tucson	Peterbilt	Peterbilt, GMC, Hino	Yes	Yes	No

California:
El Centro	Peterbilt	Peterbilt	Yes	Yes	No
Escondido	Peterbilt	Peterbilt, Hino	Yes	Yes	No
Fontana Heavy-Duty	Peterbilt	Peterbilt	Yes	Yes	Yes
Fontana Medium-Duty	None	Peterbilt, GMC, Hino, Isuzu, UD	Yes	Yes	No
Pico Rivera	Peterbilt	Peterbilt, UD (parts only)	Yes	Yes	Yes
San Diego	Peterbilt	Peterbilt, GMC, Hino	Yes	Yes	Yes
San Luis Obispo	None	None	Yes	Yes	No
Sylmar	Peterbilt	Peterbilt, UD	Yes	Yes	No

Colorado:
Denver Heavy-Duty	Peterbilt	Peterbilt	Yes	Yes	Yes
Denver Medium-Duty	None	Ford, Isuzu	Yes	Yes	No
Greeley	Peterbilt	Peterbilt	Yes	Yes	No
Pueblo	Peterbilt	Peterbilt	Yes	Yes	No

Florida:
Haines City	Peterbilt	Peterbilt	Yes	Yes	Yes
Tampa	Peterbilt	Peterbilt	Yes	Yes	No
Winter Garden	Peterbilt	Peterbilt, GMC, Isuzu, UD	Yes	Yes	No
Jacksonville	Peterbilt	Peterbilt, Hino	Yes	Yes	Yes

Georgia:
Atlanta	None	GMC, Hino, Isuzu, UD	Yes	Yes	No

New Mexico:
Albuquerque	Peterbilt	Peterbilt, UD	Yes	Yes	Yes
Las Cruces	None	None	Yes	Yes	No

North Carolina:
Charlotte	Peterbilt	Peterbilt, Hino, Isuzu	Yes	Yes	No
Charlotte	International	International	Yes	Yes	Yes

Oklahoma:
Ardmore	Peterbilt	Peterbilt	Yes	Yes	No
Oklahoma City	Peterbilt	Peterbilt, GMC, Hino	Yes	Yes	Yes
Tulsa	Peterbilt, Volvo	Peterbilt, GMC, Hino	Yes	Yes	Yes

Tennessee:
Nashville	Peterbilt	Peterbilt	Yes	Yes	Yes

Rush Truck Center Location	Heavy-Duty Franchise(s)	Medium-Duty and Bus Franchise(s)	Parts	Service	Body Shop

Texas:
Abilene	Peterbilt	Peterbilt	Yes	Yes	No
Alice	Peterbilt	Peterbilt, Blue Bird	Yes	Yes	No
Austin	Peterbilt	Peterbilt, GMC, Hino, Isuzu, UD, Blue Bird	Yes	Yes	No
Dallas Heavy-Duty	Peterbilt	Peterbilt, Blue Bird	Yes	Yes	Yes
Dallas Medium-Duty	None	Peterbilt, GMC, Hino, UD, Blue Bird	Yes	Yes	No
El Paso	Peterbilt	Peterbilt, GMC, Hino (service only)	Yes	Yes	Yes
Fort Worth	Peterbilt	Peterbilt, UD, Blue Bird	Yes	Yes	No
Houston	Peterbilt	Peterbilt, GMC, Hino, Blue Bird	Yes	Yes	Yes
Laredo	Peterbilt	Peterbilt, Blue Bird	Yes	Yes	Yes
Lufkin	Peterbilt	Peterbilt, Blue Bird	Yes	Yes	Yes
Pharr	Peterbilt	Peterbilt, Hino, UD, Blue Bird	Yes	Yes	Yes
San Antonio	Peterbilt	Peterbilt, GMC, Hino, Blue Bird	Yes	Yes	Yes
Sealy	Peterbilt	Peterbilt, Blue Bird	Yes	Yes	No
Texarkana	Peterbilt	Peterbilt, GMC, Hino, Isuzu, Blue Bird	Yes	Yes	No
Tyler	Peterbilt	Peterbilt, Blue Bird	Yes	Yes	No
Waco	Peterbilt	Peterbilt, GMC, Hino, Isuzu, Blue Bird	Yes	Yes	No

Rush Equipment Center. Our Rush Equipment Centers in Southeast Texas, provide a full line of John Deere construction equipment, including backhoe loaders, hydraulic excavators, crawler-dozers and four-wheel drive loaders.

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

World Wide Tires.  We operate World Wide Tires stores in four locations in Texas.  World Wide Tires primarily sells tires for use on Class 8 trucks.

Industry

See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry” for a description of our industry and the markets in which we operate.

Our Business Strategy

Operating Strategy.  Our strategy is to operate an integrated dealer network that primarily markets Peterbilt heavy-duty trucks, medium-duty trucks from various manufacturers, Blue Bird buses and John Deere construction equipment and provides complementary products and services. Our strategy includes the following key elements:

•                  One-Stop Centers. We have developed our truck and construction equipment dealerships as “one-stop centers” where, at one convenient location, our customers can do the following: purchase new and used trucks, buses or construction equipment; finance, lease or rent trucks or construction equipment; purchase aftermarket parts and accessories; and have service performed by certified technicians. We believe that this full-service strategy also helps to mitigate cyclical economic fluctuations because the parts and service sales at our dealerships generally tend to be less volatile than our new and used truck and construction equipment sales.

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

•                  Expansion of Product Offerings. We intend to continue to expand our product lines within our Rush Truck Centers and our Rush Equipment Centers by adding product categories that are both complementary to our existing product lines and well suited to our operating model.

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

New Truck Sales.   New heavy-duty truck sales represent the largest portion of our revenue, accounting for approximately $665.5 million, or 40.2%, of our total revenues in 2008. New Class 8 heavy-duty Peterbilt truck sales accounted for approximately 73.6% of our new truck revenues for 2008.

Our Rush Truck Centers that sell new and used Class 8 heavy-duty trucks also sell Class 6 and Class 7 medium-duty Peterbilt trucks.  Certain Rush Truck Centers also sell medium-duty trucks manufactured by GMC, Hino, Isuzu, Ford or UD and buses manufactured by Blue Bird (see Part I, Item 1, “General — Rush Truck Centers” for a description of our industry and the markets in which we operate).  New medium-duty truck sales, excluding new bus sales, accounted for approximately $202.7 million, or 12.2% of our total revenues for 2008, and 22.7% of our new truck revenues for 2008. Our customers use heavy- and medium-duty trucks to haul various materials, including general freight, petroleum, wood products, refuse and construction materials.  In 2008, we acquired the Blue Bird bus franchise for the majority of Texas.  New bus sales accounted for approximately $19.4 million, or 1.2% of our total revenues for 2008, and 2.2% of our new truck revenues for 2008.

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

Used Truck Sales.  Used truck sales accounted for approximately $149.9 million, or 9.1%, of our total revenues for 2008.  We sell used heavy- and medium-duty trucks at most of our Rush Truck Centers.  We believe that we are well positioned to market used heavy-duty trucks due to our ability to recondition them for resale utilizing the parts and service departments of our Rush Truck Centers and our ability to move used trucks between Rush Truck Centers to satisfy customer demand. The majority of our used truck fleet consists of trucks taken as trade-ins from new truck customers, but we supplement our used truck fleet by purchasing used trucks from third parties for resale.

Truck Parts and Service.  Truck-related parts and service revenues accounted for approximately $457.6 million, or 27.6%, of our total revenues for 2008.  The parts business enhances our sales and service functions and is a source of recurring revenue. Most Rush Truck Centers carry a wide variety of Peterbilt and other truck parts in its inventory.  We also have field service trucks and technicians who are capable of making on-site repairs at our customers’ locations.

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

We perform both warranty and nonwarranty service work on heavy- and medium-duty trucks and components. The cost of warranty work is generally reimbursed by the applicable manufacturer at retail consumer rates.  A majority of the service technicians at our Rush Truck Centers have been certified by various truck or component manufacturers.

Truck Leasing and Rental.   Truck leasing and rental revenues accounted for approximately $54.8 million, or 3.3%, of our total revenues for 2008.  At our Rush Truck Leasing locations, we engage in full-service truck leasing under the PacLease trade name at eleven locations and are the largest PacLease dealer in the United States.  During 2008, we acquired an Idealease franchise in Charlotte, North Carolina.  Leasing and rental customers contribute to additional parts sales and service work at Rush Truck Centers because most of our leases require service and maintenance for the leased trucks to be performed at our facilities (or at facilities outside our service area, as we direct). Rented trucks are also generally serviced at our facilities.  We had 2,570 units in our lease and rental fleet as of December 31, 2008 compared to 2,404 units as of December 31, 2007.  As of December 31, 2008, we owned approximately 83% of our lease and rental fleet, and leased the remaining trucks in our fleet primarily from PACCAR Leasing Company (“PACCAR Leasing”). Currently, the average age of the trucks in our lease and rental fleet is approximately 31 months.  Generally, we hold trucks in our lease and rental fleet for approximately 6 years, depending on the type of truck, and then sell them through the used sales operations at our Rush Truck Centers.  Historically, we have realized gains on the sale of used lease trucks in excess of the cost of the purchase option contained in our leases with PACCAR Leasing or the book value of trucks owned by the Company.

Rush Equipment Center

Our Rush Equipment Centers are responsible for sales of new and used construction equipment and related parts and service.

New Construction Equipment Sales.   New construction equipment sales accounted for approximately $59.0 million, or 3.6%, of our total revenues for 2008.  Our Rush Equipment Centers carry a complete line of John Deere construction equipment. A new piece of John Deere construction equipment typically ranges in price from $50,000 for a backhoe to $500,000 for an excavator.  We carry a full line of complementary construction equipment manufactured by other suppliers to enhance our John Deere product line.  We sell construction equipment to a diverse customer base including residential and commercial construction contractors, utility companies, government agencies, and various petrochemical, industrial and material supply businesses.

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

Used Construction Equipment Sales.   Used construction equipment sales accounted for approximately $3.2 million, or 0.2%, of our total revenues for 2008.  We sell used construction equipment manufactured by several manufacturers, including John Deere, Case, Caterpillar, and Komatsu.  Our used construction equipment inventory is derived from trade-ins from our construction equipment customers and purchases from third parties.

Construction Equipment Parts and Service.   Construction equipment related parts and service revenues accounted for approximately $20.8 million, or 1.3%, of our total revenues for 2008.  Our Rush Equipment Centers carry a wide variety of John Deere and other parts in its inventory, which consists of over 7,000 items from more than 15 suppliers.  We are an authorized John Deere construction equipment parts and accessories supplier in the Houston, Texas area.  We maintain a fully equipped service operation capable of handling repairs on John Deere construction equipment and most other brands of construction equipment at our Rush Equipment Centers.  We enhance our service presence with field service trucks and technicians who are capable of making on-site repairs at our customers’ locations.

Additional information related to these operating segments for 2008, 2007 and 2006 is included in Note 20 — Segments in the Notes to the Company’s Consolidated Financial Statements in Item 8.

Financial and Insurance Products

We sell, as agent, a complete line of property and casualty insurance to our truck customers and other truck owners.  Our agency is licensed to sell truck liability, general liability, collision and comprehensive, workers’ compensation, cargo, credit life and occupational accident insurance coverage.  We serve as sales representatives for a number of leading insurance companies including the Great American Insurance Companies, Hartford Insurance Group and American General Financial Group. Our renewal rate during 2008 was 80%.

At our Rush Truck Centers and our Rush Equipment Centers we have personnel responsible for arranging third-party financing for our product offerings.  We also have licensed insurance agents at some of our dealerships in Alabama, California, Colorado, Florida, New Mexico, North Carolina, Tennessee and Texas who arrange insurance for our customers.  The sale of financial and insurance products accounted for approximately $12.3 million, or 0.7%, of our total revenue for 2008.  Finance and insurance revenues have minimal direct costs and, therefore, contribute a disproportionate share of our operating profits.

New and Used Truck Financing.  We arranged customer financing through various commercial lending sources for approximately 30% of our new and used truck sales in 2008 and 2007.  Generally, truck finance contracts are memorialized through the use of installment contracts, which are secured by the trucks financed, and require a down payment of 10% to 30% of the value of the financed truck, with the remaining balance financed over a two to five-year period. The majority of finance contracts are sold without recourse to the Company.  The Company’s recourse liability related to finance contracts sold with recourse to the Company ranges from 5% to 100% of the outstanding amount of each note initiated on behalf of the finance company (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies”).  The Company provides an allowance for repossession losses and early repayment penalties.

New and Used Construction Equipment Financing.  We arranged customer financing through various commercial lending sources for approximately $32.7 million of our new and used construction equipment sales in 2008, a decrease of 31.2% from approximately $47.5 million in 2007.  Generally, construction equipment finance contracts are memorialized through the use of installment or lease contracts, which are secured by the construction equipment financed, and generally require a down payment of 0% to 10% of the value of the financed piece of construction equipment, with the remaining balance being financed over a three to five-year period.  All finance contracts for construction equipment are assigned without recourse.

Sales and Marketing

Our established expansion and acquisition strategy and long history of operations in the heavy- and medium-duty truck business have resulted in a strong customer base that is diverse in terms of geography, industry and scale of operations.  Rush Truck Centers’ customers include owner operators, regional and national truck fleets, corporations and local governments.  During 2008, no single customer of our Rush Truck Centers accounted for more than 10% of our total truck sales by dollar volume.  Our Rush Equipment Centers’ customer base is similarly diverse and, during 2008, no single Rush Equipment Center customer accounted for more than 10% of our total construction equipment sales by dollar volume.  We generally promote our products and related services through direct customer contact by our sales personnel, advertisements in trade magazines and attendance at industry shows.

We believe that the consistently reliable service received by our customers, our longevity and our geographic diversity have resulted in increased market recognition of the “Rush” brand name and have served to reinforce customer loyalty.  In an effort to enhance our name recognition and to communicate the standardized high level of quality products and services provided at our Rush Truck Centers and our Rush Equipment Centers, we implement our “Rush” brand name concept at each of our dealerships.  Each of our dealerships is identified as either a Rush Truck Center or Rush Equipment Center.

Facility Management

                Personnel.  Each Rush Truck Center and Rush Equipment Center is typically managed by a general manager who oversees the operations, personnel and the financial performance of the location, subject to the direction of our corporate office. Additionally, each Rush Truck Center is typically staffed by a sales manager, parts manager, service manager, sales representatives, parts employees, and other service and makeready employees, as appropriate, given the services offered.  The sales staff of each Rush Truck Center and Rush Equipment Center is compensated on a salary plus commission basis, with a high percentage of their compensation consisting of commission, while the general manager, parts manager and service manager receive a combination of salary and performance bonus, with a high percentage of their compensation consisting of the performance bonus.  We believe that our employees are among the highest paid in their respective industry which enables us to attract and retain qualified personnel.

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

                Members of senior management regularly travel to each location to provide on-site management and support.  Each location is audited regularly for compliance with corporate policies and procedures.  These routine unannounced internal audits, objectively measure dealership performance with respect to corporate expectations in the management and administration of sales, truck and equipment inventory, parts inventory, parts sales, service sales, body shop sales, corporate policy compliance, human resources compliance, and environmental and safety compliance matters.  The Company has instituted succession planning pursuant to which employees in each Rush Truck Center and Rush Equipment Center are groomed as assistant managers to assume management responsibilities in existing and future dealerships.

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

                Management Information Systems.  Each Rush Truck Center and Rush Equipment Center maintains a centralized real-time inventory tracking system which is accessible simultaneously by all locations and by our corporate office. We utilize our management information systems to monitor the inventory level of trucks and parts at each of our dealerships. From information assimilated from management information systems, management has developed a model reflecting historic sales levels of different product lines. This model enables management to identify the appropriate level and combination of inventory and forms the basis of our operating plan. Our management information systems and databases are also used to monitor market conditions and sales information and assess product and expansion strategies.

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

Recent Acquisitions and Dispositions

                In June 2008, the Company acquired certain assets of Capital Bus Sales and Service of Texas, Inc., which included a Blue Bird bus franchise for the majority of Texas.  The Company is selling buses at most Rush Truck Centers throughout Texas.  The transaction was valued at approximately $5.6 million, with the purchase price paid in cash.

                In May 2008, the Company acquired certain assets of Peterbilt Carolina, Inc., which included a Peterbilt, Hino and Isuzu heavy- and medium-duty truck dealership in Charlotte, North Carolina.  The Company is operating the facility as a full-service Rush Truck Center offering Peterbilt heavy-duty and medium-duty trucks as well as medium-duty trucks manufactured by Hino and Isuzu, and parts and service.  The transaction was valued at approximately $13.4 million, with the purchase price paid in cash.

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

Dealership Agreements

                Peterbilt.  We have entered into nonexclusive dealership agreements with Peterbilt which authorize us to act as a dealer of Peterbilt heavy- and medium-duty trucks. Our Peterbilt areas of responsibility currently encompass areas in the states of Alabama, Arizona, California, Colorado, Florida, New Mexico, North Carolina, Oklahoma, Tennessee and Texas. These dealership agreements currently have terms expiring between March 2009 and May 2011 and impose certain operational obligations and financial requirements upon us and our dealerships. The Company’s dealership agreements with Peterbilt may be terminable by Peterbilt in the event the aggregate voting power of W. Marvin Rush, W.M. “Rusty” Rush, other members of the Rush family and certain executives of the Company decreases below 30%.  These agreements also grant Peterbilt rights of first refusal under certain circumstances relating to any sale or transfer of our dealership locations or if certain Rush family members desire to sell more than 100,000 shares of our voting common stock within a 12-month period to anyone other than family members or certain other specified persons.  Any termination or non-renewal of these dealership agreements by Peterbilt must follow certain guidelines established by both state and federal legislation designed to protect motor vehicle dealers from arbitrary termination or non-renewal of franchise agreements. The Automobile Dealers Day in Court Act and other similar state laws provide that the termination or non-renewal of a motor vehicle dealership agreement must be done in “good faith” and upon a showing of “good cause” by the manufacturer for such termination or non-renewal, as such terms have been defined by statute and interpreted in case law.

                Other Truck Suppliers.  In addition to our truck dealership agreements with Peterbilt, various Rush Truck Centers have entered into dealership agreements with other commercial vehicle manufacturers including Ford, GMC, Hino, Isuzu, UD, International, Blue Bird and Volvo.

                Sales of non-Peterbilt medium-duty trucks and buses accounted for approximately 8.1% of our total revenues for 2008.  These dealership agreements currently have terms expiring between May 2009 and August 2013.  These dealership agreements impose operating requirements upon us and require consent from the affected supplier for sale or transfer of such dealership agreement.

                John Deere.  We have entered into a nonexclusive dealership agreement with John Deere which authorizes us to act as a dealer of John Deere construction, utility and forestry equipment. This John Deere dealership agreement has no specified term or duration. Our current area of responsibility for the sale of John Deere construction equipment is the greater Houston, Texas metropolitan area. The John Deere dealership agreement imposes operational obligations and financial requirements of the Company. Similar to the dealership agreements with Peterbilt, the dealership agreement with John Deere is terminable if the outstanding aggregate voting power of W. Marvin Rush and other executives of the Company falls below 25%, grants limited rights of first refusal and imposes certain financial requirements upon us and our dealership.  Although some protections exist, construction equipment dealers are not protected from arbitrary termination or non-renewal of dealership agreements by the legislation enacted to protect motor vehicle dealers discussed above.

                Other Construction Equipment Suppliers.  In addition to John Deere, we are an authorized dealer for suppliers of other construction equipment. The terms of such arrangements vary, but most of these dealership agreements contain termination provisions allowing the supplier to terminate the agreement after a specified notice period (usually 180 days).

Floor Plan Financing

                Trucks.  We finance substantially our entire new truck inventory and the loan value of our used truck inventory under a floor plan arrangement with General Electric Capital Corporation (“GE Capital”).  Effective August 1, 2007, the Company entered into an Amended and Restated Wholesale Security Agreement with GE Capital.  Interest under the floor plan financing agreement is payable monthly and the rate varies from LIBOR plus 1.15% to 1.50% depending on the average aggregate month-end balance of debt.  As of December 31, 2008, we had approximately $266.0 million outstanding under our GE Capital floor plan arrangement.  GE Capital may terminate this agreement without cause upon 120 days notice.

                Construction Equipment.  We finance substantially our entire new construction equipment inventory under floor plan facilities with John Deere and JPMorgan Chase (“Chase”).  Our John Deere facility has no set expiration date and its interest rate is the prime rate plus 1.5%.  The facility with Chase expires in June 2009 and the interest rate is the prime rate less 1.5%.  As of December 31, 2008, we had $3.7 million outstanding under the floor plan arrangement with John Deere and $13.0 million outstanding under the floor plan arrangement with Chase.

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

Trademarks

                The Peterbilt, John Deere, Volvo, GMC, Hino, Isuzu, Ford, International, Blue Bird and UD trademarks and trade names, which are used in connection with our marketing and sales efforts, are subject to limited licenses included in our dealership agreements with each manufacturer. The licenses are for the same periods as our dealership agreements. These trademarks and trade names are recognized internationally and are important in the marketing of our products. Each licensor engages in a continuous program of trademark and trade name protection.  We hold registered trademarks from the U.S. Patent and Trademark Office for the names “Rush Enterprises,” “Rush Truck Center,” “Rush Equipment Center,” “Associated Truck Insurance Services” and “Chrome Country.”  We currently have trademark applications for “Rig Tough” pending before the U.S. Patent and Trademark Office.

Employees

                On December 31, 2008, the Company had 2,706 employees. The Company has no contracts or collective bargaining agreements with labor unions and has never experienced work stoppages.  The Company considers its relations with its employees to be good.

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

Backlog

On December 31, 2008, the Company’s backlog of truck orders was approximately $106.2 million as compared to a backlog of truck orders of approximately $216.0 million on December 31, 2007. The Company includes only confirmed orders in its backlog.  The delivery time for a custom-ordered truck varies depending on the truck specifications and demand for the particular model ordered, however, the Company expects to fill all of its backlog orders during 2009.  The

Company sells the majority of its new trucks by customer special order, with the remainder sold out of inventory. Orders from a number of the Company’s major fleet customers are included in the Company’s backlog as of December 31, 2008.

Environmental Standards and Other Governmental Regulations

                Our operations are subject to numerous federal, state and local laws and regulations, including laws and regulations designed to protect the environment by regulating the discharge of materials into the environment. EPA emission guidelines have traditionally had a major impact on our operations.

                EPA emissions guidelines regarding nitrous oxides are scheduled to go into effect for all diesel engines built subsequent to January 1, 2010.  Based on current economic and market conditions, the Company does not expect a strong pre-buy of Class 8 trucks to occur in 2009. The magnitude of any pre-buy will be largely dependent upon general economic conditions in the U.S.  The EPA has also passed regulations requiring manufacturers to install on-board diagnostic systems that monitor the functioning of emission control components and alert the vehicle operator to any detected need for emission-related repair on 2010 and later heavy- and medium-duty trucks, which could also impact demand for trucks.

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

Risks Related to Our Business

Our results of operations and financial condition have been and could continue to be adversely affected by the conditions in the credit markets and the declining economic conditions in the United States.

The recent turmoil in the credit markets has resulted in tighter credit conditions and has adversely impacted our business. In the commercial vehicle and construction equipment finance markets, tight credit conditions have resulted in a decrease in the availability of commercial vehicle and construction equipment loans and have led to more stringent lending restrictions.  The decrease in availability of credit has adversely impacted demand for new and used construction equipment.  Additionally, the declining economic conditions in the United States have adversely impacted general demand for new and used commercial vehicles and construction equipment. As a result, our new and used commercial vehicle and construction equipment sales and margins have been adversely impacted.  If the unfavorable economic conditions continue and the availability of financing options remains limited, we anticipate that our commercial vehicle and construction equipment sales and margins will continue to be adversely impacted.

Market conditions could also make it more difficult for us to raise additional capital or obtain additional financing to fund capital expenditure projects or acquisitions.  We cannot be certain that additional funds will be available if needed and to the extent required or, if available, on acceptable terms. If we cannot raise necessary additional funds on acceptable terms, there could be an adverse impact on our business and operations. We also may not be able to fund expansion, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements.

We are substantially dependent upon PACCAR for the supply of Peterbilt trucks and parts, the sale of which generate a substantial part of our revenues.

                We currently operate as a dealer of Peterbilt trucks and parts pursuant to dealership agreements with Peterbilt. Peterbilt is a division of PACCAR.  During 2008, a significant portion of our revenues resulted from sales of trucks purchased from Peterbilt and parts purchased from PACCAR. Due to our dependence on PACCAR and its Peterbilt division, we believe that the long-term success of our Rush Truck Centers depends, in large part, on the following:

•                  maintaining our relationship with PACCAR;

•                  the manufacture and delivery of competitively-priced, high quality Peterbilt trucks and parts by PACCAR in quantities sufficient to meet our requirements;

•                  the overall success of PACCAR and Peterbilt;

•                  PACCAR’s continuation of its Peterbilt division;

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

                We have entered into nonexclusive dealership agreements with Peterbilt that authorize us to act as a dealer of Peterbilt trucks. Peterbilt may terminate our dealership agreements in the event of a change of control of the Company or if we violate any number of provisions in the dealership agreements. Under our Peterbilt dealership agreements, a change of control occurs if (i) with respect to the election of directors, the aggregate voting power held by W. Marvin Rush, W. M. “Rusty” Rush, W. Marvin Rush’s family members and other executives of the Company decreases below 30% (such persons currently control 34.8% of the aggregate voting power with respect to the election of directors); or (ii) any person or entity other than W. Marvin Rush, W. M. “Rusty” Rush and other Rush executives or any person or entity who has been approved in writing by PACCAR, owns common stock with a greater percentage of the voting power with respect to the election of our directors than W. Marvin Rush and W. M. “Rusty” Rush and other executives of the Company, in the aggregate, or any person other than W. Marvin Rush, W. M. “Rusty” Rush, Robin M. Rush or any person who has been approved in writing by PACCAR holds the office of Chairman of the Board, President or Chief Executive Officer of the Company. We have no control over the transfer or disposition by W. Marvin Rush or by his estate of his common stock. If W. Marvin Rush were to sell his Class B common stock or bequest his Class B common stock to nonfamily members or if his estate is required to liquidate his Class B common stock to pay estate taxes or otherwise, the change of control provisions of the Peterbilt dealership agreements may be triggered and cause us to lose our critical right to sell Peterbilt products. Our John Deere dealership agreement and some of our medium-duty truck dealership agreements are also terminable if the aggregate voting power of W. Marvin Rush and his family falls below certain percentages, typically 25%.  If our dealership agreements with any manufacturer we currently represent are terminated, we will lose the right to purchase such manufacturer’s products and the right to use certain trademarks, which would have a material adverse effect on our operations, revenues and profitability.

If state dealer laws are repealed or weakened, our dealerships will be more susceptible to termination, nonrenewal or renegotiation of their dealership agreements.

                Our truck dealership agreements impose certain operational obligations and financial requirements on us. State dealer laws generally provide that a manufacturer may not terminate or refuse to renew a dealership agreement unless it has first provided the dealer with written notice setting forth good cause and stating the grounds for termination or nonrenewal. Manufacturers’ lobbying efforts may lead to the repeal or revision of state motor vehicle dealer laws. If motor vehicle dealer laws are repealed in the states in which we operate dealerships, our manufacturers may be able to terminate our vehicle dealership agreements without providing advance notice, an opportunity to cure or a showing of good cause. Without the protection of state dealer laws, or if such laws are weakened, we will be subject to higher risk of termination or non-renewal of our vehicle dealership agreements. Termination or non-renewal of our vehicle dealership agreements could have a material adverse effect on our operations, revenues and profitability.

Our dealership agreements have relatively short terms which could result in non-renewal or imposition of less favorable terms upon renewal.

                Our Peterbilt dealership agreements have current terms expiring between March 2009 and May 2011.  Our Volvo dealership agreement has a current term expiring August 2010.  Our International dealership agreement has a current term expiring May 2013.  Our dealership agreements with GMC, Hino, UD, Ford, Isuzu, and Blue Bird for the sale of medium-duty trucks and buses have current terms expiring between September 2009 and August 2013.  Upon expiration of each agreement, we must request and negotiate a renewal. In many states state dealer franchise laws restrict the manufacturer’s ability to refuse to renew dealership agreements or to impose new terms upon renewal. To the extent such laws do permit non-renewal or imposition of new terms, the relatively short terms will give the manufacturers the opportunity to exercise such rights. Any non-renewal or imposition of less favorable terms upon renewal could have an adverse impact on our business.

We depend on relationships with component suppliers for sales incentives, discounts and similar programs which are material to our operations.

Each truck we sell is custom-built and each of our customers can choose components from any one of several component suppliers to construct their truck. Therefore, our dealerships depend on the component suppliers for sales incentives, discounts, warranties and other programs that are intended to promote our use of their components. Most of the incentives and discounts are individually negotiated and not always the same as those made available to our competitors. These incentives and discounts are material to our operations. A reduction or discontinuation of a component supplier’s incentive program, or our component suppliers making the same incentives and discounts available to our competitors, could materially adversely affect our profitability.

Substantial competition may affect our profitability.

                We face vigorous competition for customers and for suitable dealership locations. We compete with a large number of independent and factory-owned dealers, some of which operate in more than one location, but most of which operate in a single location. There is significant competition both within the markets we currently serve and in markets that we may enter. Moreover, our Peterbilt dealership agreements and our dealership agreements with other manufacturers do not contractually provide us with exclusive dealerships in any territory. Manufacturers we represent could elect to create additional dealers in our market areas in the future. While our dealership agreements generally restrict dealers from operating sales or service facilities outside their assigned territory, such agreements do not restrict fleet or other sales or marketing activity outside the assigned territory. Accordingly, we engage in fleet sales and other marketing activities outside our assigned territories and other dealers may engage in similar activities within our territories. Dealer competition continues to increase and is affected by a number of factors including the accessibility of dealership locations, the number of dealership locations, product pricing, product value, product quality, product design and customer service (including technical service). We anticipate that we will continue to face strong competition in the future.

We could incur substantial business interruptions during our dealer management system conversion.

We will continue to implement SAP enterprise software and a new SAP dealership management system throughout the organization during 2009 and 2010.  The estimated cost of the implementation is approximately $30.0 million to $32.0 million.  SAP’s dealership management system will become our sole dealership management system for our existing Rush Truck Centers.  We currently operate on a KARMAK Legend Enterprise Solution and our Rush Truck Centers operate on KARMAK Legend dealer management system.  By implementing SAP, we believe that we will be able to standardize operational processes throughout our network of Rush Truck Centers.  However, if our implementation of SAP is unsuccessful, we could incur substantial business interruptions, including the inability to perform routine business transactions, which could have a significant impact on our financial performance.

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

During economic downturns, new and used commercial vehicle and construction equipment retail sales tend to experience periods of decline characterized by oversupply and weak demand. The commercial vehicle and construction equipment retail industries may experience sustained periods of decline in commercial vehicle and construction equipments sales in the future. Any decline or change of this type could materially affect our business, financial condition and results of operations.

As previously discussed, our business is subject to the adverse economic conditions currently present in the United States, including, without limitation, decreased levels of business activity, decreased freight demand, decreased construction activity, interest rate volatility, and limited credit availability.  These adverse economic conditions could materially affect our business, financial condition and results of operations.

Our new commercial vehicle and construction equipment sales may differ from industry sales, due to particular economic conditions and other factors in the geographic markets in which we operate. Adverse regional economic and competitive conditions in these areas could materially affect our business, financial condition and results of operations.

Economic conditions and the other factors described above also may materially adversely impact our sales of finance and insurance products, and parts and repair services.

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

As of December 31, 2008, our backlog of new truck orders was approximately $106.2 million. Our backlog is determined quarterly by multiplying the number of new trucks for each particular type of truck on order at our Rush Truck Centers by the recent average selling price for that type of truck.

                We only include confirmed orders in our backlog.  However, such orders are subject to cancellation.  In the event of order cancellation, we have no contractual right to the total revenues reflected in our backlog.  The delivery time for a custom-ordered truck varies depending on the truck specifications and demand for the particular model ordered.  We sell the majority of our new heavy-duty trucks by customer special order, with the remainder sold out of inventory.  Orders from a number of our major fleet customers are included in our backlog as of December 31, 2008.  There can be no assurance that our major fleet customers will not cancel these orders.

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

As a result of the recent conditions in the global credit markets, we have been unable to liquidate our holdings of certain ARS because the amount of securities submitted for sale has exceeded the amount of purchase orders for such securities and the auctions failed.  As of December 31, 2008, the Company holds approximately $7.6 million in ARS.  For failed auctions, we continue to earn interest on these investments at the contractual rate.  In the event we need to access these funds, we will not be able to do so until a future auction is successful, the issuer redeems the securities, a buyer is found outside of the auction process or the securities mature.  If these ARS are unable to successfully clear at future auctions or issuers do not redeem the securities, we may be required to adjust the carrying value of the securities and record an impairment charge.  If we determine that the fair value of these ARS is temporarily impaired, we would record a temporary impairment within other comprehensive income, a component of stockholders’ equity.  If it is determined that the fair value of these securities is other than temporarily impaired, we would record a loss in our Consolidated Statements of Income, which could materially adversely impact our results of operations and financial condition.  Additionally, it may become necessary to classify failed ARS holdings as long-term investments in our Consolidated Balance Sheets in future periods.  For further discussion of the risks related to our auction rate securities, see Note 7 — Investments of the Notes to Consolidated Financial Statements and Item 7A — Quantitative and Qualitative Disclosures about Market Risk.

Risks Related to Our Common Stock

We are controlled by a single shareholder and his affiliates.

W. Marvin Rush owns approximately 0.1% of our issued and outstanding shares of Class A common stock and 38.2% of our issued and outstanding Class B common stock.  W. Marvin Rush and W. M. “Rusty” Rush control more than 34.8% of the aggregate voting power of our outstanding shares and voting power which is superior to that of any other person or group. As a result of such ownership, W. Marvin Rush and W. M. “Rusty” Rush have the power to effectively control the Company, including the election of directors, the determination of matters requiring shareholder approval and other matters pertaining to corporate governance.

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

A number of our dealership agreements impose restrictions on the sale and transfer of our common stock. These restrictions also may prevent or deter prospective acquirers from acquiring control of us and, therefore, may adversely impact the value of our common stock. For example, under the Peterbilt dealership agreements, except as may be otherwise approved from time to time by Peterbilt, W. Marvin Rush, W. M. “Rusty” Rush, W. Marvin Rush’s family members and other of our executives, in the aggregate, are required to retain control of at least 30% of the aggregate voting power of our outstanding shares and voting power equal or superior to that of any other person or group.

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

Item 1B.  Unresolved Staff Comments

None

Item 2.  Properties

The Company’s corporate headquarters are currently located in New Braunfels, Texas.  As of December 2008, the Company also owns or leases numerous facilities relating to our operations in the following states:  Alabama, Arizona, California, Colorado, Florida, Georgia, New Mexico, North Carolina, Oklahoma, Tennessee and Texas.  A Rush Truck Center or Rush Equipment Center may be comprised of one or more locations, generally in close proximity, in the same metropolitan area.  These facilities consist primarily of office space, display lots, service facilities, parking lots and offices.  The Company believes that its facilities are sufficient for its current needs and are in good condition in all material respects.

The Company’s insurance agency occupies approximately 7,000 square feet of leased space in San Antonio, Texas; 2,000 square feet of leased space in Winter Garden, Florida; 525 square feet of leased space in Austin, Texas; 800 square feet of leased space in Chino, California; and 2,440 square feet of leased space in Laguna Niguel, California. The Company leases a hangar in New Braunfels, Texas for the corporate aircraft.  The Company also owns and operates a hunting ranch of approximately 9,500 acres in Cotulla, Texas.  The Company uses the ranch for client development purposes and sells hunting trips on the ranch.

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

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company’s shareholders during the fourth quarter of the fiscal year ended December 31, 2008.

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

	2008		2007
	High	Low	High	Low
Class A Common Stock

First Quarter	$18.78	$14.00	$13.65	$11.07
Second Quarter	17.27	11.90	17.12	12.66
Third Quarter	15.14	10.66	19.95	14.55
Fourth Quarter	12.69	5.29	18.85	13.97

Class B Common Stock

First Quarter	$18.25	$13.41	$12.93	$10.34
Second Quarter	16.16	10.35	16.23	11.93
Third Quarter	14.04	9.56	18.86	14.09
Fourth Quarter	12.70	5.75	18.58	13.81

As of March 4, 2008, there were approximately 44 record holders of the Class A common stock and approximately 50 record holders of the Class B common stock and approximately 3,101 beneficial holders of the Class A common stock and approximately 775 beneficial holders of the Class B common stock.

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

Other than the stock dividend in connection with the stock split described above, the Company did not pay dividends during the fiscal year ended December 31, 2008 or the fiscal year ended December 31, 2007.  The Board of Directors intends to retain any earnings of the Company to support operations and to finance expansion and does not intend to pay cash dividends in the foreseeable future. Any future determination as to the payment of dividends will be at the discretion of the Board of Directors of the Company and will depend on the Company’s financial condition, results of operations, capital requirements and such other factors as the Board of Directors deems relevant.

The Company has not sold any securities in the last three years that were not registered under the Securities Act.

A  summary of the repurchase activity for the Company’s fourth quarter of 2008 is as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (3)
October 1 — October 31, 2008	860,628	$9.13	860,628	$2,093,321
November 1 — November 30, 2008	—	—	—	2,093,321
December 1 — December 31, 2008	—	—	—	2,093,321
Total	860,628		860,628	$2,093,321

(1)         The calculation of the average price paid per share does not give effect to any fees, commissions or other costs associated with the repurchase of such shares.

(2)         The shares represent Class B common stock repurchased by the Company.

(3)         The Company repurchased shares under a program announced on July 23, 2008, which authorized the repurchase of up to $20,000,000 of its shares of Class A common stock and/or Class B common stock.  The stock repurchase program has no expiration date and may be suspended or discontinued at any time.

Information regarding the Company’s equity compensation plans is incorporated by reference from Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters,” of this annual report on Form 10-K, and should be considered an integral part of this Item 5.

Item 6.  Selected Financial Data

The information below was derived from the audited consolidated financial statements included in this report and reports we have previously filed with the SEC. This information should be read together with those consolidated financial statements and the notes to those consolidated financial statements. These historical results are not necessarily indicative of the results to be expected in the future. The selected financial data presented below may not be comparable between periods in all material respects or indicative of the Company’s future financial position or results of operations due primarily to acquisitions and discontinued operations which occurred during the periods presented. See Note 17 to the Company’s Consolidated Financial Statements for a discussion of such acquisitions.  The selected financial data presented below should be read in conjunction with the Company’s other financial information included elsewhere herein.

	Year Ended December 31,
	2008	2007	2006	2005	2004
SUMMARY OF INCOME STATEMENT DATA	(in thousands, except per share amounts)
Revenues
New and used truck sales	$1,041,189	$1,393,253	$1,780,418	$1,400,736	$738,225
Parts and service	478,439	480,611	441,424	365,908	285,206
Construction equipment sales	62,168	74,986	59,545	41,692	32,305
Lease and rental	54,813	52,103	41,776	33,975	27,193
Finance and insurance	12,291	21,663	19,197	15,356	7,909
Other	6,056	8,163	8,163	7,103	4,141
Total revenues	1,654,956	2,030,779	2,350,523	1,864,770	1,094,979
Cost of products sold	1,358,244	1,678,711	1,997,856	1,582,078	909,837
Gross profit	296,712	352,068	352,667	282,692	185,142
Selling, general and administrative	228,057	240,661	230,056	188,667	141,947
Depreciation and amortization	15,878	14,935	12,889	10,487	9,119
Operating income from continuing operations	52,777	96,472	109,722	83,538	34,076
Interest expense, net	7,830	14,909	15,718	12,895	5,950
Gain on sale of assets	140	239	54	495	624
Income from continuing operations before income taxes	45,087	81,802	94,058	71,138	28,750
Provision for income taxes	16,222	30,310	35,272	26,513	11,574
Income from continuing operations	28,865	51,492	58,786	44,625	17,176
(Loss) from discontinued operations, net	0	0	0	0	(260)
Net income	$28,865	$51,492	$58,786	$44,625	$16,916

Earnings Per Share:
Earnings per Common Share — Basic
Income from continuing operations	$0.76	$1.35	$1.57	$1.23	$0.73
Net income	$0.75	$1.35	$1.57	$1.23	$0.72
Earnings per Common Share — Diluted
Income from continuing operations	$0.76	$1.33	$1.55	$1.19	$0.69
Net income	$0.75	$1.33	$1.55	$1.19	$.068

Basic weighted average shares	38,089	38,059	37,476	36,303	23,526
Diluted weighted average shares and assumed conversions	38,587	38,746	37,890	37,436	24,911

	Year Ended December 31,
	2008	2007	2006	2005	2004
OPERATING DATA
Number of locations —	54	54	52	48	39
Unit truck sales —
New trucks	9,289	12,712	16,492	12,918	7,140
Used trucks	3,234	4,101	4,005	3,677	2,716
Total unit trucks sales	12,523	16,813	20,497	16,595	9,856
Truck lease and rental units	2,570	2,404	2,345	1,798	1,427

	December 31,
	2008	2007	2006	2005	2004
	(in thousands)
BALANCE SHEET DATA
Working capital	$177,117	$197,805	$156,297	$126,137	$138,241
Inventories	362,234	365,947	484,696	338,212	189,792
Total assets	1,056,790	1,031,591	1,128,410	840,234	565,933

Floor plan notes payable	282,702	273,653	446,354	315,985	168,002
Line-of-credit borrowings	—	—	—	2,755	2,434
Long-term debt, including current portion	209,677	198,945	192,124	133,152	96,056
Capital lease obligations, including current portion	14,820	17,543	17,732	16,905	—
Shareholders’ equity	416,041	399,577	339,608	273,620	222,807

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The ongoing weakness in the economy and deteriorating credit markets continue to impact consumer confidence and spending, and ultimately, our financial performance.  These factors also make it extremely difficult for the Company to forecast future results of operations.

A.C.T. Research Co., LLC (“A.C.T. Research”), a truck industry data and forecasting service provider, currently predicts U.S. retail sales of Class 8 trucks of approximately 124,600 units in 2009, a 10.9% decline from the number of deliveries in 2008.  However, the Company expects that 2009 sales of Class 8 units could be as low as 110,000 to 120,000 units.  The Company expects the first quarter of 2009 to be the weakest quarter since the truck market downturn began in 2007.  Based on current economic and market conditions, the Company does not expect a significant pre-buy of Class 8 trucks to occur in 2009 as a result of diesel emissions regulations that go into effect in 2010.  However, the Company expects demand for new Class 8 trucks to gradually increase due to the age of vehicles in operation and impending 2010 diesel emissions regulations.

Medium-duty truck sales declined 31% in 2008 as compared to 2007.  A.C.T. Research currently predicts U.S. retail sales of Class 4, 5, 6, and 7 medium-duty trucks of approximately 167,500 units in 2009, a 5% decline from the number of deliveries in 2008.  The Company believes U.S. retail sales of medium-duty trucks in 2009 could be off as much as 15% compared to 2008.

The Company’s parts, service and body shop sales decreased 0.5% in 2008 compared to 2007.  The Company’s truck dealerships overall absorption rate was 105.5%, in 2008 compared to 104.5% in 2007, while same store absorption rate increased to 106.2% for 2008.

In 2008, the Company’s construction equipment segment revenue decreased by 13.8%.  This decrease was largely attributable to the weakening construction market in the Houston area.  Current industry forecasts suggest that construction equipment sales will decline approximately 30% in the Company’s area of responsibility during 2009.

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

Goodwill

As stated in Note 2 of the Notes to the Consolidated Financial Statements, the Financial Accounting Standards Board’s (the “FASB”) Statement No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) requires that goodwill and other intangible assets that have indefinite lives not be amortized but instead be tested at least annually by reporting unit for impairment, or more frequently when events or changes in circumstances indicate that the asset might be impaired, and intangible assets that have finite useful lives should continue to be amortized over their useful lives.  For indefinite lived intangible assets, impairment is tested by comparing the carrying value of the asset to the fair value of the reporting unit, which is the same as the segment to which they are assigned.

For its goodwill impairment tests, the Company determines the fair value of its reporting units using the discounted cash flow method.  The discounted cash flow method uses various assumptions and estimates regarding future revenue, expenses and cash flow projections.  The analysis is based upon available information regarding expected future cash flows of each reporting unit discounted at rates consistent with the cost of capital specific to the reporting unit.  If the carrying amount of the reporting unit exceeds the estimated fair value determined using the discounted cash flow method, then goodwill impairment may be present.

Goodwill was tested for impairment during the fourth quarter of 2008 and no impairment write down was required.  However, the Company cannot predict the occurrence of certain events that might adversely affect the reported value of goodwill in the future.  Such events may include, but are not limited to, strategic decisions made in response to economic and competitive conditions or the impact of the current economic environment.

Revenue Recognition Policies

Income on the sale of a truck or a piece of construction equipment is recognized when the customer executes a purchase contract with us, the unit has been delivered to the customer and there are no significant uncertainties related to financing or collectability.  Lease and rental income is recognized over the period of the related lease or rental agreement.

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

Finance and Insurance Revenue Recognition

Finance income related to the sale of a unit is recognized when the finance contract is sold to a finance company.  During 2008, 2007 and 2006, finance contracts were not retained by the Company for any significant length of time because finance contracts are generally sold to finance companies concurrent with the sale of the related unit. The Company arranges financing for customers through various retail funding sources and receives a commission from the lender equal to either the difference between the interest rates charged to customers over the predetermined interest rates set by the financing institution or a commission for the placement of contracts. The Company also receives commissions from the sale of various insurance products to customers.  Revenue is recognized by the Company upon the sale of such finance and insurance contracts to the finance and insurance companies net of a provision for estimated repossession losses and interest charge-backs on finance contracts. The Company is not the obligor under any of these underlying contracts. In the case of finance contracts, a customer may prepay, or fail to pay, thereby terminating the underlying contract. If the customer terminates a retail finance contract or other insurance product prior to scheduled maturity, a portion of the commissions previously paid to the Company may be charged back to the Company depending on the terms of the relevant contracts. The estimate of ultimate charge-back exposure is based on the Company’s historical charge-back expense arising from similar contracts, including the impact of refinance and default rates on retail finance contracts and cancellation rates on other insurance products. The actual amount of historical charge-backs has not been significantly different than the Company’s estimates.

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

For additional information regarding the adoption of FIN 48, see Note 15 of Notes to the Consolidated Financial Statements.

Stock Based Compensation

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

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006.  The Company’s Consolidated Financial Statements reflect the impact of SFAS 123(R).  Stock-based compensation expense related to stock options and employee stock purchases under SFAS 123(R) for the year ended December 31, 2008, was $3.6 million, for the year ended December 31, 2007, was $3.4 million and for the year ended December 31, 2006, was $2.6 million.

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model.  The fair value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Consolidated Statements of Income.  Stock-based compensation expense is based on the fair value of the portion of share-based payment awards that is ultimately expected to vest during the period.  In conjunction with the adoption of SFAS 123(R), compensation expense for all share-based payment awards is recognized using the straight-line single-option method.  As stock-based compensation expense recognized in the Consolidated Statements of Income is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures.  SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The Company continues to use the Black-Scholes option-pricing model.  For additional information, see Note 12.  The Company’s determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables.  These variables include, but are not limited to, the Company’s expected stock price volatility over the term of the awards, and actual and projected stock option exercise behaviors.  Option-pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable.  Because the Company’s stock options have certain characteristics that are significantly different from traded options, and because changes in the subjective assumptions can materially affect the estimated value, in management’s opinion, the existing valuation models may not provide an accurate measure of the fair value of the Company’s stock options.  Although the fair value of stock options is determined in accordance with SFAS 123(R) using an option-pricing model, that value may not be indicative of the fair value observed in a market transaction between a willing buyer and a willing seller.

New Accounting Standards

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”), which establishes principles and requirements for how the acquirer:  (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  SFAS 141(R) requires contingent consideration to be recognized at its fair value on the acquisition date and, for certain arrangements, changes in fair value to be recognized in earnings until settled.  SFAS 141(R) also requires acquisition-related transaction and restructuring costs to be expensed rather than treated as part of the cost of the acquisition.  SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The Company does not expect the adoption of SFAS 141(R) to have a significant impact on its consolidated results of operations and financial position, but will impact accounting for any business combinations that close on or after January 1, 2009.

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities.”  EITF 03-6-1 requires unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents to be treated as participating securities as defined in EITF Issue No. 03-6, “Participating Securities and the Two-Class Method under FASB Statement No. 128,” and, therefore, included in the earnings allocation in computing earnings per share under the two-class method described in FASB Statement No. 128, “Earnings per Share.”  Upon adoption, all previously reported earnings per share data should be adjusted retrospectively to conform with the requirements of EITF 03-6-1.  The Company is required to adopt EITF 03-6-1 starting in 2009.  The Company does not expect EITF 03-6-1 to have an effect on its consolidated financial statements.

Key Performance Indicator

Absorption Rate. The management of the Company uses several performance metrics to evaluate the performance of its dealerships.  The Company considers its “absorption rate” to be of critical importance.  Absorption rate is calculated by dividing the gross profit from the parts, service and body shop departments by the overhead expenses of all of a dealership’s departments, except for the selling expenses of the new and used truck departments and carrying costs of new and used truck inventory.  When 100% absorption is achieved, then gross profit from the sale of a truck, after sales commissions and inventory carrying costs, directly impacts operating profit.  In 1999, the Company’s truck dealerships’ absorption rate was approximately 80%.  The Company has made a concerted effort to increase its absorption rate since then.  The Company’s truck dealerships achieved a 104.5% absorption rate for the year in 2007 and 105.5% absorption rate for the year in 2008.

Results of Operations

The following discussion and analysis includes the Company’s historical results of operations for 2008, 2007 and 2006.

The following table sets forth for the years indicated certain financial data as a percentage of total revenues:

	Year Ended December 31,
	2008	2007	2006

New and used truck sales	62.9%	68.6%	75.8%
Parts and service	28.9	23.7	18.8
Construction equipment sales	3.8	3.7	2.5
Lease and rental	3.3	2.5	1.8
Finance and insurance	0.7	1.1	0.8
Other	0.4	0.4	0.3
Total revenues	100.0	100.0	100.0

Cost of products sold	82.0	82.7	85.0
Gross profit	18.0	17.3	15.0

Selling, general and administrative	13.8	11.9	9.8
Depreciation and amortization	1.0	0.7	0.5
Operating income	3.2	4.7	4.7
Interest expense, net	0.5	0.7	0.7
Income before income taxes	2.7	4.0	4.0
Income taxes	1.0	1.5	1.5
Net income	1.7%	2.5%	2.5%

The following table sets forth the unit sales and revenue for new heavy-duty, new medium-duty and used trucks and the absorption rate for the years indicated (revenue in millions):

				% Change
	2008	2007	2006	2008 vs 2007	2007 vs 2006
Truck unit sales:
New heavy-duty trucks	5,516	7,230	11,799	-23.7%	-38.7%
New medium-duty trucks	3,773	5,482	4,693	-31.2%	16.8%
Total new truck unit sales	9,289	12,712	16,492	-26.9%	-22.9%

Used trucks	3,234	4,101	4,005	-21.1%	2.4%

Truck revenue:
New heavy-duty trucks	$665.5	$871.8	$1,317.9	-23.7%	-33.8%
New medium-duty trucks	222.1	289.4	253.0	-23.3%	14.4%
Total new truck revenue	$887.6	$1,161.2	$1,570.9	-23.6%	-26.1%

Used truck revenue	$149.9	$211.7	$191.9	-29.2%	10.3%

Other truck revenue(1)	$3.7	$20.4	$17.6	-81.9%	15.9%

Truck dealership absorption rate:	105.5%	104.5%	105.2%	1.0%	-0.7%

(1) Includes sales of glider kits, truck bodies, trailers and other new equipment.

Industry

We currently operate in the heavy- and medium-duty truck and construction equipment markets. There has historically been a high correlation in both of these markets between new product sales, the rate of change in U.S. industrial production and the U.S. gross domestic product.

Heavy-Duty Truck Market

The Company serves the southern U.S. retail heavy-duty truck market, which is affected by a number of factors relating to general economic conditions, including fuel prices, government regulation, interest rate fluctuations, economic recessions and customer business cycles. In addition, unit sales of new trucks have historically been subject to substantial cyclical variation based on such general economic conditions.  According to data published by A.C.T. Research, in recent years total U.S. retail sales of new Class 8 trucks have ranged from a low of approximately 140,000 in 2001 and 2008 to a high of approximately 291,000 in 2006.  Class 8 trucks are defined by the American Automobile Association as trucks with a minimum gross vehicle weight rating above 33,000 pounds.  The Company’s share of the U.S. Class 8 truck sales market decreased approximately 15% to 3.9% in 2008, down from 4.6% in 2007.  We attribute the majority of this decrease in market share to the fact that most of our major fleet customers did not purchase any vehicles in 2008.  We believe that our share of the U.S. Class 8 truck sales market should return to approximately 4.3% to 4.6% when our large fleet customers resume normal purchasing practices.

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

A.C.T. Research currently estimates approximately 124,600 new Class 8 trucks will be sold in the United States in 2009, compared to approximately 140,000 new trucks sold in 2008.  However, the Company believes that 2009 sales of Class 8 trucks could be as low as 110,000 to 120,000.  A.C.T. Research currently forecasts sales of Class 8 trucks in the U.S. to be approximately 170,000 in 2010.  The Company expects the first quarter of 2009 to be the weakest quarter since the truck market downturn began in 2007.  Based on current economic and market conditions, the Company does not expect a significant pre-buy of Class 8 trucks to occur in 2009 as a result of diesel emissions regulations that go into effect in 2010. However, the Company believes that demand for new Class 8 trucks will gradually increase throughout 2009 due to the age of vehicles in operation and impending 2010 diesel emissions regulations if general economic conditions begin to improve.

Medium-Duty Truck Market

Many of our Rush Truck Centers sell medium-duty trucks manufactured by Peterbilt, International, GMC, Hino, UD, Ford or Isuzu, and all of our Rush Truck Centers provide parts and service for medium-duty trucks. Medium-duty trucks are principally used in short-haul, local markets as delivery vehicles. Medium-duty trucks typically operate locally and generally do not venture out of their service areas overnight.

A.C.T. Research currently forecasts sales of Class 4 through 7 trucks in the U.S. to be approximately 167,500 in 2009 compared to 176,000 in 2008.  The Company believes that U.S. retail sales of medium-duty trucks could be off as much as 15% compared to 2008, resulting in sales of only approximately 150,000 medium-duty trucks in 2009.  A.C.T. Research currently forecasts sales of Class 4 through 7 trucks in the U.S. to be approximately 176,500 in 2010.  See Note 17 to the Company’s Consolidated Financial Statements for a discussion of the Company’s medium-duty acquisitions in 2008.

Construction Equipment Market

Our Rush Equipment Centers are authorized John Deere construction equipment dealers serving Southeast Texas.  According to data compiled by John Deere, approximately 2,404 units of construction equipment were put into use in our area of responsibility in 2008 compared to 2,949 in 2007.  In 2008, we expect new construction equipment unit sales to decrease approximately 25% to 30% in our area of responsibility to approximately 1,800 units.  John Deere’s market share in the Houston area construction equipment market, which includes shipments of John Deere equipment to customers that did not purchase such equipment from a Rush Equipment Center, decreased to 18.2% in the in 2008 from 22.2% in 2007.  The Company’s market share in the Houston area construction equipment market decreased to 16.9% in 2008 from 18.4% in 2007.  This decrease in market share was largely attributable to other manufacturer’s dealers purchasing large quantities of equipment to add to their rental fleets.  Our Rush Equipment Centers have the right to sell new John Deere construction equipment and parts within its assigned area of responsibility, which means competition within its market comes primarily from dealers of competing manufacturers and rental companies.

John Deere equipment users are a diverse group that includes residential and commercial construction businesses, independent rental companies, utility companies, government agencies, and various petrochemical, industrial and material supply businesses. Industry statistics suggest that a majority of all construction equipment is owned by a relatively small percentage of the customer base. Accordingly, John Deere and its dealer group, including Rush Equipment Center, are aggressively developing more sophisticated ways to serve large equipment fleet owners.

Market factors affecting the construction equipment industry include the following:

•                  levels of commercial, residential, and public construction activities; and

•                  state and federal highway and road construction appropriations.

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Revenues

Revenues decreased $375.8 million, or 18.5%, in 2008 compared to 2007.  Sales of new and used trucks decreased $352.1 million, or 25.3%, in 2008 compared to 2007.  Uncertain economic conditions, the weak freight environment, slowing construction markets, historically high fuel prices and tight credit markets contributed to decreased demand for Class 8, medium-duty and used trucks in 2008.

The Company sold 5,516 heavy-duty units in 2008, a 23.7% decrease compared to 7,230 heavy-duty trucks in 2007.  According to A.C.T. Research, the U.S. Class 8 truck market decreased 11.2% in 2008 compared to 2007. The Company’s share of the U.S. Class 8 truck sales market decreased approximately 15% to 3.9% in 2008, down from 4.6% in 2007.  The Company expects its share to range between 3.9% and 4.1% of the U.S. Class 8 truck market in 2009, which would result in the sale of approximately 4,400 to 4,800 Class 8 trucks based on our current retail sales estimates of 110,000 to 120,000 units.  These estimates are based on our assumption that most of our large fleet customers will not resume normal purchasing practices until 2010.

The Company sold 3,773 medium-duty trucks in 2008, a 31.2% decrease compared to 5,482 medium-duty trucks in 2007.  Overall, new medium-duty truck sales revenue decreased approximately $67.3 million, or 23.3%, in 2008 compared to 2007.  A.C.T. Research estimates that unit sales of Class 4 through 7 trucks in the U.S. decreased approximately 27% in 2008 compared to the 2007.  In 2008, the Company achieved a 2.1% share of the Class 4 through 7 truck sales market in the U.S down from 2.2% in 2007.  The Company expects its share to range between 1.9% to 2.0% of the U.S. Class 4 through 7 truck sales market in 2009, which would result in the sale of approximately 3,200 to 3,500 Class 4 through 7 trucks based on A.C.T. Research’s current 2009 U.S. retail sales estimates of approximately 167,500 units.

The Company sold 3,234 used trucks in 2008, a 21.1% decrease compared to 4,101 used trucks in 2007.  Used truck average revenue per unit decreased by approximately 10.2% in 2008.  For 2009, used truck sales volumes and prices will be primarily driven by general economic conditions, fuel prices and the availability of credit, which collectively have had a severe impact on this market during 2008.  The Company does not believe that demand for used trucks will increase until general economic conditions begin to improve and credit is made available to a wider range of buyers on reasonable terms.  The Company is hopeful this will happen in the second half of 2009.  Accordingly, the Company expects to sell approximately 2,800 to 3,200 used trucks in 2009.

Parts and service sales decreased $2.2 million, or 0.5%, in 2008 compared to 2007.  Same store parts and service sales decreased $19.9 million, or 4.1%, in 2008 compared to 2007 primarily due to weakening economic conditions.    The Company expects parts and service sales to decrease slightly during 2009 relative to 2008.

Sales of new and used construction equipment decreased $12.8 million, or 17.1%, in 2008 compared to 2007.  This decrease was largely attributable to the weakening construction market in the Houston area.  John Deere’s rolling twelve month average market share in the Houston area construction equipment market decreased to 18.2% as of December 31, 2008 from a rolling twelve month average of 22.2% as of December 31, 2007.  This decrease in market share was largely attributable to other manufacturer’s dealers purchasing large quantities of equipment to add to their rental fleets.  In 2009, the Company expects new construction equipment unit sales in our area of responsibility to decrease approximately 25% to 30%, compared to 2008.

Truck lease and rental revenues increased $2.7 million, or 5.2%, in 2008 compared to 2007.  This increase in lease and rental revenue is consistent with management’s expectations, considering the increased number of units put into service in the rental fleet during 2008, which was primarily due to the acquisition of an Idealease location in North Carolina.  The lease and rental fleet increased approximately 6.9% to 2,570 units at December 31, 2008 from 2,404 units at December 31, 2007.  The Company expects lease and rental revenue to increase approximately 2% to 5% in 2009 compared to 2008.

Finance and insurance revenues decreased $9.4 million, or 43.3%, in 2008 compared to 2007.  The decrease in finance and insurance revenue is a direct result of the decline in truck sales and the tight credit market.  The Company expects finance and insurance revenue to fluctuate proportionately with the new Class 8 truck market in 2009.  Finance and insurance revenues have limited direct costs and, therefore, contribute a disproportionate share of the Company’s operating profits.

Other income decreased $2.1 million, or 25.8% in 2008 compared to 2007.  Other income consists primarily of the gain on sale realized on trucks from the lease and rental fleet, commissions earned from John Deere for direct manufacturer sales into our area of responsibility, document fees related to truck sales and purchase discounts.

Gross Profit

Gross profit decreased $55.4 million, or 15.7%, in 2008 compared to 2007.  Gross profit as a percentage of sales increased to 18.0% in 2008 from 17.3% in 2007.  This increase is primarily a result of a change in our product sales mix.  Truck sales, a lower margin revenue item, decreased as a percentage of total revenue to 62.9% in 2008 from 68.6% in 2007. Parts and service revenue, a higher margin revenue item, increased as a percentage of total revenue to 28.9% in 2008 from 23.7% in 2007.

Gross margins on Class 8 truck sales decreased to 7.7% in 2008 from 8.6% in 2007.  A large portion of the decrease in gross margins on Class 8 trucks was due to write-downs on the value of new truck inventory throughout 2008.  Gross margins on Class 8 truck sales were also negatively impacted by decreased demand for new trucks as a result of uncertain economic conditions, the weak freight environment, historically high fuel prices throughout most of 2008, and tightening credit markets.  In 2009, the Company expects overall gross margins from Class 8 truck sales of approximately 6.0% to 7.0%.  The Company continually evaluates its reserve for new truck valuation losses.  The Company recorded expense of $5.2 million to increase its new heavy-duty truck valuation allowance in 2008 and $3.3 million in 2007.

Gross margins on medium-duty truck sales decreased to 5.1% in 2008 from 5.5% in 2007.  Medium-duty gross margins were negatively impacted by the same factors that adversely impacted gross margins on Class 8 truck sales in 2008.  Gross margins on medium-duty trucks are difficult to forecast accurately because gross margins vary significantly depending upon the mix of fleet and non-fleet purchasers and types of medium-duty trucks sold.  For 2009, the Company expects overall gross margins from medium-duty truck sales of approximately 5.0% to 5.5%.  The Company recorded expense of $1.7 million to increase its new medium-duty truck valuation allowance in 2008 and $2.8 million in 2007.

Gross margins on used truck sales decreased to 3.6% in 2008 from 8.6% in 2007.  Write-downs of used truck inventory values throughout 2008 caused gross margins on used truck sales to decrease in 2008 compared to 2007.  The write-downs were necessary because of decreased demand for used trucks as a result of worsening general economic conditions, decreased freight demand, and the tight credit market.  The Company is hopeful that margins on used trucks will be in the range of approximately 6.5% to 8.5% during 2009, but this will largely depend upon general economic conditions and the availability of credit.  The Company continually evaluates its reserve for used truck valuation losses.  The Company recorded expense of $8.5 million to increase its used truck valuation allowance in 2008 and $2.9 million in 2007.

Gross margins from the Company’s parts, service and body shop operations increased to 41.1% in 2008 from 40.9% in 2007.  Gross profit for the parts, service and body shop departments decreased slightly to $196.5 million in 2008 from $196.7 million in 2007.  The Company expects gross margins on parts, service and body shop operations of approximately 39.0% to 41.0% during 2009.

Gross margins on new and used construction equipment sales decreased to 9.8% in 2008 from 11.0% in 2007.  This decrease in gross margin is primarily attributable to decreased demand for construction equipment in the Houston market and our continued efforts to increase John Deere’s market share.  The Company expects 2009 gross margins to remain in a range of approximately 9.0% to 11.0% as the Company continues efforts to increase its market share.

Gross margins from truck lease and rental sales decreased to 14.5% in 2008 from approximately 15.4% in 2007.  The decrease in the gross margin from lease and rental sales is primarily due to the decreased utilization of crane-mounted trucks in our rental fleet.  The Company expects gross margins from lease and rental sales of approximately 15.0% to 18.0% during 2008.  The Company’s policy is to depreciate its lease and rental fleet using a straight line method over the customer’s contractual lease term.  The lease unit is depreciated to a residual value that approximates fair value at the expiration of the lease term.  This policy results in the Company realizing reasonable gross margins while the unit is in service and a corresponding gain or loss on sale when the unit is sold at the end of the lease term.

Finance and insurance revenues and other income, as described above, have limited direct costs and, therefore, contribute a disproportionate share of gross profit.

Selling, General and Administrative Expenses

Selling, General and Administrative (“SG&A”) expenses decreased $12.6 million, or 5.2%, in 2008 compared to 2007.  SG&A expenses as a percentage of sales increased to 13.8% in 2008 from 11.9% in 2007.  SG&A expenses as a percentage of sales have historically ranged from 10.0% to 15.0%.  In 2008, the selling portion of SG&A expenses, which consists primarily of commissions on truck and construction equipment sales, decreased 28.7% and the general and administrative portion of SG&A decreased 2.3% compared to 2007.  In 2009, the Company expects the selling portion of SG&A expenses to be approximately 25% to 28% of new and used truck gross profit.  The selling portion of SG&A varies based on the gross profit derived from truck sales.  The Company took action throughout 2008 to reduce overhead expenses to a level more appropriate to serve the current market.  For 2009, the Company will continue to adjust the general and administrative portion of SG&A in accordance with market conditions.

Interest Expense, Net

Net interest expense decreased $7.1 million, or 47.5%, in 2008 compared to 2007.  In 2008, floor plan interest expense decreased compared to 2007 primarily due to the decrease in floor plan notes payable throughout most of 2008 and lower floor plan interest rates.  If floor plan interest rates remain at current levels, the Company expects net interest expense in 2009 to decrease approximately 10.0% compared to 2008.

Income Before Income Taxes

Income before income taxes decreased $36.7 million, or 44.9%, in 2008 compared to 2007, as a result of the factors described above.  The Company believes that income before income taxes in 2009 will decrease compared to 2008 based on the factors described above.

Income Taxes

Income taxes decreased $14.1 million, or 46.5%, in 2008 compared to 2007.  The Company provided for taxes at a 36.0% effective rate in 2008 and expects the effective tax rate to be approximately 37.0% in 2009.  The decrease in the Company’s effective tax rate results from the application of tax credits for sales of alternative fuel vehicles to tax-exempt municipalities that claim the tax credits.  During 2009, the Company expects to continue to apply for alternative fuel vehicle tax credits for sales of alternative fuel vehicles to tax-exempt municipalities.  These transactions will increase the Company’s SG&A expense because the Company passes a portion of these credits on to these tax-exempt municipalities in the form of a discretionary rebate.  As a result, the Company’s effective tax rate may vary significantly depending on the number of alternative fuel vehicles sold to tax-exempt entities.

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Revenues

Revenues decreased $319.7 million, or 13.6%, in 2007 compared to 2006.  Sales of new and used trucks decreased $387.2 million, or 21.7%, in 2007 compared to 2006.  This decrease in new and used truck revenue was primarily due to decreased sales of new Class 8 trucks due to the diesel engine emissions guidelines that caused a pre-buy of Class 8 trucks in 2006 and resulted in decreased demand for new Class 8 trucks with engines built subsequent to January 1, 2007. Uncertain economic conditions in the U.S. and decreased freight demand also contributed to decreased demand for Class 8 trucks in 2007.  The decrease was offset by increased sales of medium-duty trucks in 2007 primarily due to acquisitions, and increased demand for used trucks.

Unit sales of new Class 8 trucks decreased 38.7% in 2007 compared to 2006.  According to A.C.T. Research, the U.S. Class 8 truck market decreased 46.2% in 2007 compared to 2006.  In 2007, the Company’s share of the U.S. Class 8 truck market increased to 4.6% compared to 4.1% in 2006.

Unit sales of new medium-duty trucks increased 16.8% in 2007 compared to 2006.  Acquisitions contributed to this increase in unit sales of medium-duty trucks.  Overall, new medium-duty truck sales revenue increased approximately $36.4 million, or 14.4%, in 2007 compared to 2006.

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

Truck lease and rental revenues increased $10.3 million, or 24.7%, in 2007 compared to 2006.  This increase in lease and rental revenue was consistent with management’s expectations, considering the increased number of units put into service in the rental fleet during the last quarter of 2006.  The lease and rental fleet increased approximately 2.5% to 2,404 units at December 31, 2007 from 2,345 units at December 31, 2006.

Finance and insurance revenues increased $2.5 million, or 12.8%, in 2007 compared to 2006.  This increase was due to the Company arranging financing on a higher percentage of trucks it sold during 2007 than during 2006 and to a $1.4 million nonrecurring reserve release related to the Company’s early repayment charge back program.  The Company expected finance income from new Class 8 truck sales to decrease during 2007 compared to 2006 because of the expected decline in new Class 8 truck sales.  However, this decrease was offset by increases in finance revenue from medium-duty truck sales, the nonrecurring reserve release, and insurance revenue resulting from product expansion and acquisitions.

Other income remained flat at $8.2 million in 2007 compared to 2006.  Other income consists of the gain on sale realized on trucks from the lease and rental fleet, commissions earned from John Deere for direct manufacturer sales into our area of responsibility, document fees related to truck sales and purchase discounts.

Gross Profit

Gross profit decreased $0.6 million, or 0.2%, in 2007 compared to 2006.  Gross profit as a percentage of sales increased to 17.3% in 2007 from 15.0% in 2006.  This increase was primarily a result of a change in our product sales mix.  Truck sales, a lower margin revenue item, decreased as a percentage of total revenue to 68.6% in 2007 from 75.7% in 2006.  Parts and service revenue, a higher margin revenue item, increased as a percentage of total revenue to 23.7% in 2007 from 18.8% in 2006.

Gross margins on Class 8 truck sales increased to 8.6% in 2007 from 7.2% in 2006.  The Company’s 2007 gross margins on Class 8 trucks increased because a larger percentage of sales were to non-fleet customers.  The Company recorded expense of $3.3 million to increase its new heavy-duty truck valuation allowance in 2007 and $1.3 million in 2006.

Gross margins on medium-duty truck sales decreased to 5.5% in 2007 from 5.7% in 2006.  The Company recorded expense of $2.8 million to increase its new medium-duty truck valuation allowance in 2007 and $1.6 million in 2006.

Gross margins on used truck sales decreased to 8.6% in 2007 from 9.1% in 2006.  The Company recorded expense of $2.9 million to increase its used truck valuation allowance in 2007 and $0.4 million in 2006.

Gross margins from the Company’s parts, service and body shop operations decreased to 40.9% in 2007 from 41.1% in 2006.  Gross profit for the parts, service and body shop departments increased to $196.7 million in 2007 from $181.6 million in 2006.

Gross margins on new and used construction equipment sales decreased to 11.0% in 2007 from 11.8% in 2006.  The lower gross margins for 2007 were due to the Company’s efforts to increase its market share in the Houston area.  Additionally, gross margins on new and used construction equipment can fluctuate depending on the mix of products sold.

Gross margins from truck lease and rental sales decreased to 15.4% in 2007 from approximately 21.9% in 2006.    The decrease in the gross margin from lease and rental sales was primarily due to the decline in the utilization of the rental fleet, which is a result of the additions to our rental fleet in 2006.

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

Income Taxes

Income taxes decreased $5.0 million, or 14.1%, in 2007 compared to 2006.  The Company provided for taxes at a 37.0% effective rate in 2007.

Liquidity and Capital Resources

The Company’s short-term cash requirements are primarily for working capital, inventory financing, the improvement and expansion of existing facilities, the implementation of SAP enterprise software and dealership management system, and the construction of new facilities.  Historically, these cash requirements have been met through the retention of profits and borrowings under our floor plan arrangements. As of December 31, 2008, the Company had working capital of approximately $177.1 million, including $146.4 million in cash available to fund our operations.  The Company believes that these funds are sufficient to meet its short-term and long-term cash requirements.

The Company may request working capital advances in the minimum amount of $100,000 from GE Capital, its primary truck lender.  However, such working capital advances may not cause the total indebtedness owed GE Capital to exceed an amount equal to the wholesale advances made against the then current inventory less any payment reductions then due.  There were no working capital advances outstanding under this agreement at December 31, 2008.

The Company has a secured line of credit that provides for a maximum borrowing of $8.0 million.  There were no advances outstanding under this secured line of credit at December 31, 2008, however, $5.9 million was pledged to secure various letters of credit related to self-insurance products, leaving $2.1 million available for future borrowings as of December 31, 2008.

The Company’s long-term real estate debt agreements require the Company to satisfy various financial ratios such as the debt to worth ratio and the fixed charge coverage ratio.  The Company’s floor plan financing agreement with GE Capital does not contain financial covenants.  At December 31, 2008, the Company is in compliance with all debt covenants.  The Company does not anticipate any breach of the covenants in the foreseeable future.

Titan Technology Partners is currently implementing SAP enterprise software and a new SAP dealership management system for the Company.  The total cost of the SAP software and implementation is estimated to be approximately $30.0 million to $32.0 million.  As of December 31, 2008, the Company had expenditures of $20.9 million related to the SAP project.  The Company expects to spend approximately $7.0 million to $8.0 million related to the SAP project in 2009.

The Company is currently constructing a new facility for its Rush Truck Center location in Oklahoma City, Oklahoma at an estimated cost of $12.0 million.  As of December 31, 2008, the Company had expenditures of $3.1 million related to the construction of the new facility.

On July 22, 2008, the Company’s Board of Directors approved a stock repurchase program authorizing the Company to repurchase, from time to time, up to an aggregate of $20,000,000 of its shares of Class A common stock and/or Class B common stock.  Repurchases will be made at times and in amounts as the Company deems appropriate and will be made through open market transactions, privately negotiated transactions and other lawful means. The manner, timing and amount of any repurchases will be determined by the Company based on an evaluation of market conditions, stock price and other factors, including those related to the ownership requirements of its dealership agreements with manufacturers it represents. The stock repurchase program has no expiration date and may be suspended or discontinued at any time.  While the stock repurchase program does not obligate the Company to acquire any particular amount or class of common stock, the Company anticipates that it will be repurchasing primarily shares of its Class B common stock.  As of December 31, 2008, the Company has repurchased 1,639,843 shares of its Class B common stock at a cost of $17.9 million.

The Company has no other material commitments for capital expenditures as of December 31, 2008, except that the Company will continue to purchase vehicles for its lease and rental division and authorize capital expenditures for improvement and expansion of its dealership facilities based on market opportunities.  The Company expects to purchase trucks worth approximately $30.0 million for its leasing operations in 2009, depending on customer demand.

Cash Flows

Cash and cash equivalents decreased by $40.6 million during the year ended December 31, 2008 and increased by $25.5 million during the year ended December 31, 2007.  The major components of these changes are discussed below.

Cash Flows from Operating Activities

Cash flows from operating activities include net income adjusted for non-cash items and the effects of changes in working capital.  During 2008, operating activities resulted in net cash provided by operations of $83.1 million.  Cash provided by operating activities was primarily impacted by the decreased levels of new truck inventory, offset by decreases in accounts payable and accrued expenses.  The majority of truck inventory is financed through the Company’s floor plan financing provider.  During 2007, operating activities resulted in net cash provided by operations of $258.7 million.

Cash flows from operating activities as adjusted for all draws and (payments) on floor plan notes (“Adjusted Cash Flows from Operating Activities”) was $88.9 million for the year ended December 31, 2008 and $86.0 million for the year ended December 31, 2007.  Generally, all vehicle and construction equipment dealers finance the purchase of vehicles and construction equipment with floor plan borrowings, and our agreements with our floor plan providers require us to repay amounts borrowed for the purchase of such vehicles and equipment immediately after they are sold.  As a result, changes in floor plan notes payable are directly linked to changes in vehicle and construction equipment inventory.  However, as reflected in our consolidated statements of cash flows, changes in inventory are recorded as cash flows from operating activities, and draws and (payments) on floor plan notes are recorded as cash flows from financing activities.

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

	Year Ended December 31,
	2008	2007

Net cash provided by operating activities (GAAP)	$83,059	$258,701
Draws (payments) on floor plan notes payable	5,864	(172,701)

Adjusted Cash Flows from Operating Activities (Non-GAAP)	$88,923	$86,000

Cash Flows from Investing Activities

Cash flows from investing activities consist primarily of cash used for capital expenditures and business acquisitions.  During 2008, the Company used $111.0 million in investing activities. Capital expenditures consisted of purchases of property and equipment, and improvements to our existing dealership facilities of $68.2 million.  Of this amount, $31.2 million was used to purchase additional units for the rental and leasing operations during 2008, which was directly offset by borrowings of long-term debt.  The Company expects truck purchases of approximately $30.0 million for its leasing operations in 2009 depending on customer demand.  During 2009, the Company expects to make capital expenditures for recurring items such as computers, shop equipment and vehicles of approximately $10.0 million, in addition to $7.0 million to $8.0 million for the SAP software implementation described above.  Cash used in business acquisitions was $37.4 million during the year ended December 31, 2008.  See Note 17 of the Notes to Consolidated Financial Statements for a detailed discussion of these acquisitions.

During 2007, cash used in investing activities was $67.5 million.  Capital expenditures consisted of purchases of property and equipment, and improvements to our existing dealership facilities of $65.3 million. Of this amount, $37.6 million was used to purchase additional units for the rental and leasing operations during 2007 which was directly offset by borrowings of long-term debt.  Cash used in business acquisitions was $7.9 million during the year ended December 31, 2007.  See Note 17 of the Notes to Consolidated Financial Statements for a detailed discussion of these acquisitions.

Cash Flows from Financing Activities

Cash flows used in financing activities include borrowings and repayments of long-term debt and net payments of floor plan notes payable.  Cash used in financing activities was $12.6 million during the year ended December 31, 2008. The Company had borrowings of long-term debt of $46.7 million and repayments of long-term debt of $43.3 million during the year ended December 31, 2008.   The Company had net draws of floor plan notes payable of $5.9 million during the year ended December 31, 2008.  The borrowings of long-term debt are primarily related to the increase in the lease and rental fleet and real estate refinancing.  During the year ended December 31, 2008, the Company repurchased 1,639,843 shares of Class B common stock at a cost of $17.9 million pursuant to a stock repurchase program approved by the Company’s Board of Directors.  See Note 13 of the Notes to Consolidated Financial Statements for a detailed discussion of the stock repurchase program.

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

Substantially all of the Company’s truck purchases are made on terms requiring payment within 15 days or less from the date the trucks are invoiced from the factory.  Effective August 1, 2007, the Company entered into an Amended and Restated Wholesale Security Agreement with GE Capital, which can be terminated by GE Capital with 120 days notice at any time.  Interest under the floor plan financing agreement is payable monthly and the rate varies from LIBOR plus 1.15% to LIBOR plus 1.50% depending on the average aggregate month-end balance of debt.  The Company finances substantially all of the purchase price of its new truck inventory, and the loan value of its used truck inventory under the floor plan financing agreement with GE Capital, under which GE Capital pays the manufacturer directly with respect to new trucks. The Company makes monthly interest payments to GE Capital on the amount financed, but is not required to commence loan principal repayments on any vehicle until such vehicle has been floor planned for 12 months or is sold.

The floor plan financing agreement allows for prepayments and working capital advances with monthly adjustments to the interest due on outstanding advances.  On December 31, 2008, the Company had approximately $266.0 million outstanding under its floor plan financing agreement with GE Capital.  In connection with the Amended and Restated Wholesale Agreement with GE Capital, the Company executed a Continuing Guaranty in favor of GE Capital to a maximum principal amount of $600 million, plus unpaid interest and reasonable costs of collection.  Except for the procedures and other terms and conditions set forth in the Amended and Restated Wholesale Agreement, the Company is not aware of any limitation on the Company’s ability to access capital through this facility.

Substantially all of the Company’s new construction equipment purchases are financed by John Deere and JPMorgan Chase (“Chase”).  The agreement with John Deere provides an interest-free financing period after which time the amount financed is required to be paid in full.  When construction equipment is sold prior to the expiration of the interest-free finance period, the Company is required to repay the principal within approximately ten days of the sale. If the construction equipment financed by John Deere is not sold within the interest-free finance period, it is transferred to the Chase floor plan.  The Company makes principal payments for sold inventory to Chase on the 15th day of each month. Construction equipment is financed to a maximum of book value under the floor plan financing agreement with Chase.  The Company makes monthly interest payments on the amount financed and is required to commence loan principal repayments on construction equipment as book value is reduced.  Principal payments for sold used construction equipment are made no later than the 15th day of each month following the sale. The loans are collateralized by a lien on the construction equipment.  The Company’s floor plan financing agreement with Chase permits financing of up to $20.0 million in construction equipment and expires in June 2009.  On December 31, 2008, the Company had $3.7 million outstanding under its floor plan financing agreement with John Deere and $13.0 million outstanding under its floor plan financing agreement with Chase.

Cyclicality

The Company’s business is dependent on a number of factors relating to general economic conditions, including fuel prices, interest rate fluctuations, credit availability, economic recessions, environmental and other government regulations and customer business cycles. Unit sales of new trucks have historically been subject to substantial cyclical variation based on these general economic conditions. According to data published by A.C.T. Research, in recent years total U.S. retail sales of new Class 8 trucks have ranged from a low of approximately 140,000 in 2001 and 2008 to a high of approximately 291,000 in 2006.  Through geographic expansion, concentration on higher margin parts and service operations and diversification of its customer base, the Company believes it can reduce the negative impact on the Company’s earnings of adverse general economic conditions or cyclical trends affecting the heavy-duty truck industry.

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

Contractual Obligations

The Company has certain contractual obligations that will impact its short and long-term liquidity. At December 31, 2008, such obligations were as follows:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Long-term debt obligations (1)	$209,676	$37,665	$103,214	$60,272	$8,525
Capital lease obligations(2)	16,893	4,631	7,020	4,490	752
Operating lease obligations(3)	38,130	8,074	12,463	7,030	10,563
Floor plan debt obligation	282,702	282,702	—	—	—
Interest obligations (4)	39,082	20,187	14,137	4,486	272
Purchase obligations(5)	12,131	9,947	1,248	936	—
Total	$598,614	$363,206	$138,082	$77,214	$20,112

(1)           Refer to Note 8 of Notes to Consolidated Financial Statements.

(2)           Refer to Note 11 of Notes to Consolidated Financial Statements.  Amounts include interest.

(3)           Refer to Note 11 of Notes to Consolidated Financial Statements.

(4)           In computing interest expense, the Company used its weighted average interest rate outstanding on fixed rate debt to estimate its interest expense on fixed rate debt.  The Company used its weighted average variable interest rate on outstanding variable rate debt at December 31, 2008 and added 0.25 percent per year to estimate its interest expense on variable rate debt.

(5)           Purchase obligations represent non-cancelable contractual obligations at December 31, 2008.  Our non-cancelable contractual obligations are related to the construction projection for our Oklahoma City facility and our SAP implementation.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Market risk represents the risk of loss that may impact the financial position, results of operations, or cash flows of the Company due to adverse changes in financial market prices, including interest rate risk, and other relevant market rate or price risks.

The Company is exposed to some market risk through interest rates related to our floor plan financing agreements, variable rate debt and discount rates related to finance sales.  Floor plan borrowings are based on LIBOR and are used to meet working capital needs.  As of December 31, 2008, the Company had floor plan borrowings of approximately $282.7 million.  Assuming an increase in LIBOR of 100 basis points, annual interest expense could increase by approximately $2.8 million.  The Company provides all customer financing opportunities to various finance providers. The Company receives all finance charges in excess of a negotiated discount rate from the finance providers in the month following the date of the financing. The negotiated discount rate is variable, thus subject to interest rate fluctuations. This interest rate risk is mitigated by the Company’s ability to pass discount rate increases to customers through higher financing rates.

The Company is also exposed to some market risk through interest rates related to the investment of our current cash and cash equivalents which totaled $146.4 million on December 31, 2008.  These funds are generally invested in variable interest rate instruments in accordance with the Company’s investment policy.  As such instruments mature and the funds are reinvested, we are exposed to changes in market interest rates. This risk is mitigated by management’s ongoing evaluation of the best investment rates available for current and noncurrent high quality investments. If market interest rates were to increase or decrease immediately and uniformly by 100 basis points, the Company’s annual interest income could correspondingly increase or decrease by approximately $1.5 million.

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

As of December 31, 2008, the Company holds $7.6 million of auction rate securities with underlying tax-exempt municipal bonds with stated maturities of 22 years.  Given the current market conditions in the auction rate securities market, if the Company determines that the fair value of these securities has temporarily decreased by 10%, the Company’s equity could correspondingly decrease by approximately $0.8 million.  If it is determined that the fair value of these securities is other-than-temporarily impaired by 10%, the Company could record a loss on its Consolidated Statements of Income of approximately $0.8 million.  For further discussion of the risks related to our auction rate securities, see Note 18 — Investments of the Notes to Consolidated Financial Statements and Item 1A — Risk Factors.

The Company has not used derivative financial instruments in our investment portfolio.

Item 8.  Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Rush Enterprises, Inc.

We have audited the accompanying consolidated balance sheets of Rush Enterprises, Inc. and subsidiaries (“the Company”) as of December 31, 2008 and 2007, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Rush Enterprises, Inc. and subsidiaries at December 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the financial statements, in 2006 the Company changed its method of accounting for share based payments and in 2007 the Company changed its method for accounting for income taxes.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Rush Enterprises, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 10, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Antonio, Texas

March 10, 2009

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Shares and Per Share Amounts)

	December 31,
	2008	2007
Assets
Current assets:
Cash and cash equivalents	$146,411	$187,009
Investments	7,575	—
Accounts receivable, net	55,274	48,781
Inventories, net	362,234	365,947
Prepaid expenses and other	3,369	1,699
Deferred income taxes, net	6,730	7,028

Total current assets	581,593	610,464

Property and equipment, net	332,147	299,013

Goodwill, net	141,904	120,582

Other assets, net	1,146	1,532

Total assets	$1,056,790	$1,031,591

Liabilities and shareholders’ equity
Current liabilities:
Floor plan notes payable	$282,702	$273,653
Current maturities of long-term debt	37,665	33,593
Current maturities of capital lease obligations	3,454	4,444
Trade accounts payable	31,530	40,452
Accrued expenses	49,125	60,517
Total current liabilities	404,476	412,659

Long-term debt, net of current maturities	172,011	165,352
Capital lease obligations, net of current maturities	11,366	13,099
Deferred income taxes, net	52,896	40,904

Shareholders’ equity:
Preferred stock, par value $.01 per share; 1,000,000 shares authorized; 0 shares outstanding in 2008 and 2007	—	—
Common stock, par value $.01 per share; 60,000,000 class A shares and 20,000,000 class B shares authorized; 26,327,734 class A shares and 12,324,987 class B shares issued and 26,255,974 class A shares and 10,685,144 class B shares outstanding in 2008; 26,070,595 class A shares and 12,265,437 class B shares issued and outstanding in 2007	386	383
Additional paid-in capital	183,818	178,274
Treasury stock, at cost: 1,639,843 shares	(17,948)	—
Retained earnings	249,785	220,920

Total shareholders’ equity	416,041	399,577

Total liabilities and shareholders’ equity	$1,056,790	$1,031,591

The accompanying notes are an integral part of these consolidated financial statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Amounts)

	Year Ended December 31,
	2008	2007	2006

Revenues:
New and used truck sales	$1,041,189	$1,393,253	$1,780,418
Parts and service	478,439	480,611	441,424
Construction equipment sales	62,168	74,986	59,545
Lease and rental	54,813	52,103	41,776
Finance and insurance	12,291	21,663	19,197
Other	6,056	8,163	8,163

Total revenue	1,654,956	2,030,779	2,350,523

Cost of products sold:
New and used truck sales	973,404	1,283,993	1,652,913
Parts and service	281,902	283,912	259,801
Construction equipment sales	56,095	66,737	52,527
Lease and rental	46,843	44,069	32,615

Total cost of products sold	1,358,244	1,678,711	1,997,856

Gross profit	296,712	352,068	352,667

Selling, general and administrative	228,057	240,661	230,056

Depreciation and amortization	15,878	14,935	12,889

Operating income	52,777	96,472	109,722

Interest income (expense):
Interest income	2,636	2,840	2,162
Interest expense	(10,466)	(17,749)	(17,880)

Total interest expense, net	(7,830)	(14,909)	(15,718)

Gain on sale of assets, net	140	239	54

Income before taxes	45,087	81,802	94,058

Provision for income taxes	16,222	30,310	35,272

Net income	$28,865	$51,492	$58,786

Earnings per common share:
Basic	$0.76	$1.35	$1.57
Diluted	$0.75	$1.33	$1.55

The accompanying notes are an integral part of these consolidated financial statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In Thousands)

	Common Stock
	Shares Issued and Outstanding		$0.01 Par	Additional Paid-In	Treasury	Retained
	Class A	Class B	Value	Capital	Stock	Earnings	Total

Balance, December 31, 2005	25,155	11,844	$247	$162,603	$—	$110,770	$273,620

Stock options exercised (including tax benefit of $2,349)	392	264	4	4,091			4,095
Stock-based compensation related to stock options and employee stock purchase plan	—	—	—	2,647			2,647
Issuance of common stock under employee stock purchase plan	57	—	—	460			460
Net income	—	—	—	—	—	58,786	58,786

Balance, December 31, 2006	25,604	12,108	251	169,801	—	169,556	339,608

Stock options exercised (including tax benefit of $2,239)	408	157	4	4,459			4,463
Stock-based compensation related to stock options and employee stock purchase plan	—	—	—	3,442			3,442
Issuance of common stock under employee stock purchase plan	59	—	—	572			572
Stock dividend (50%)	—	—	128	—		(128)	—
Net income	—	—	—	—	—	51,492	51,492

Balance, December 31, 2007	26,071	12,265	383	178,274	—	220,920	399,577

Stock options exercised (including tax benefit of $791)	130	15	2	1,295			1,297
Stock-based compensation related to stock options and employee stock purchase plan	—	—	—	3,632			3,632
Issuance of common stock under employee stock purchase plan	55	—	1	617			618
Common stock repurchases					(17,948)		(17,948)
Net income	—	—	—	—	—	28,865	28,865

Balance, December 31, 2008	26,256	12,280	$386	$183,818	$(17,948)	$249,785	$416,041

The accompanying notes are an integral part of these consolidated financial statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Year Ended December 31,
	2008	2007	2006

Cash flows from operating activities:
Income from continuing operations	$28,865	$51,492	$58,786
Adjustments to reconcile net income to net cash used in operating activities, net of acquisitions-
Depreciation and amortization	38,508	35,798	27,074
Gain on sale of property and equipment, net	(276)	(239)	(825)
Stock-based compensation expense related to employee stock options and employee stock purchases	3,632	3,442	2,647
Provision for deferred income tax expense	9,944	7,516	6,877
Excess tax benefits from stock-based compensation	(791)	(2,239)	(2,349)
Change in accounts receivable, net	(4,821)	25,689	(10,133)
Change in inventories	30,057	132,357	(114,380)
Change in prepaid expenses and other, net	(1,670)	429	(280)
Change in trade accounts payable	(8,922)	3,003	14,039
Change in accrued expenses	(11,467)	1,453	11,682

Net cash provided by (used in) operating activities	83,059	258,701	(6,862)

Cash flows from investing activities:
Purchase of investments	(355,575)	—	—
Proceeds from the sale of investments	348,000	—	—
Acquisition of property and equipment	(68,160)	(65,268)	(112,766)
Proceeds from the sale of property and equipment	1,487	4,916	6,333
Business acquisitions	(37,397)	(7,866)	(36,087)
Other	602	712	664

Net cash used in investing activities	(111,043)	(67,506)	(141,856)

Cash flows from financing activities:
(Payments) draws on floor plan notes payable, net	5,864	(172,701)	120,003
Payments on lines of credit, net	—	—	(2,755)
Proceeds from long-term debt	46,728	43,211	102,448
Payments on long-term debt	(43,344)	(37,890)	(44,334)
Payments on capital lease obligations	(5,672)	(3,344)	(2,512)
Issuance of shares relating to employee stock options and employee stock purchase plan	1,124	2,796	2,206
Excess tax benefits from stock-based compensation	791	2,239	2,349
Purchase of treasury stock	(17,948)	—	—
Debt issuance costs	(157)	(55)	(198)

Net cash provided by (used in) financing activities	(12,614)	(165,744)	177,207

Net increase (decrease) in cash and cash equivalents	(40,598)	25,451	28,489

Cash and cash equivalents, beginning of year	187,009	161,558	133,069

Cash and cash equivalents, end of year	$146,411	$187,009	$161,558

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$16,605	$23,690	$20,761
Income taxes, net of refunds	$6,387	$18,716	$31,758
Noncash investing and financing activities:
Assets acquired under capital leases	$2,949	$3,511	$3,339
Note payable related to acquisition	—	$1,500	—

The accompanying notes are an integral part of these consolidated financial statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       ORGANIZATION AND OPERATIONS:

Rush Enterprises, Inc. (the “Company”) was incorporated in 1965 under the laws of the State of Texas.  The Company now operates a Truck segment and a Construction Equipment segment.  The Truck segment operates a regional network of Rush Truck Centers.  Rush Truck Centers sell trucks manufactured by Peterbilt, Volvo, GMC, Hino, UD, Ford or Isuzu.  Through its strategically located network of Rush Truck Centers, the Company provides one-stop service for the needs of its customers, including retail sales of new and used trucks, aftermarket parts sales, service and repair facilities, financing, leasing and rental, and Insurance products.  The Company’s truck centers are located in areas on or near major highways in Alabama, Arizona, California, Colorado, Florida, Georgia, New Mexico, North Carolina, Oklahoma, Tennessee and Texas. The Construction Equipment segment, formed in 1997, operates John Deere equipment centers in Southeast Texas.  Construction equipment dealership operations include the retail sale of new and used construction equipment, aftermarket parts and service facilities, equipment rentals and the financing of new and used equipment.  See Note 20 of the Notes to Consolidated Financial Statements for segment information.

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

2.       SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation

The consolidated financial statements presented herein include the accounts of Rush Enterprises, Inc. together with our consolidated subsidiaries.  All significant inter-company balances and transactions have been eliminated in consolidation.

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

	2008	2007	Estimated Life (Years)

Land	$44,523	$37,333	—
Buildings and improvements	86,862	76,350	31 - 39
Leasehold improvements	18,330	16,712	2 - 35
Machinery and shop equipment	27,851	26,679	5 - 15
Furniture, fixtures and computers	26,541	26,717	3 - 7
Transportation equipment	30,670	28,046	2 - 15
Lease and rental vehicles	189,107	170,765	2 - 8
Construction in progress	32,860	16,562
Accumulated depreciation and amortization	(124,597)	(100,151)

Total	$332,147	$299,013

As of December 31, 2008, the Company had $14.3 million (net of accumulated depreciation of $8.0 million) in lease and rental vehicles under various capital leases included in property and equipment.  The charge to income resulting from amortization of these assets recorded under capital leases is included in lease and rental cost of products sold.

Goodwill

Goodwill related to acquisitions was approximately $141.9 million as of December 31, 2008 and $120.6 million as of December 31, 2007.  Goodwill increased $21.4 million in 2008 and $3.5 million in 2007.  Accumulated amortization of goodwill was approximately $3.8 million at December 31, 2008 and December 31, 2007.

Goodwill represents the excess purchase price over the fair value of net assets acquired.  The Company applies the provisions of the Financial Accounting Standards Board’s (the “FASB”) Statement No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), in our accounting for goodwill.  SFAS 142 requires that goodwill and other intangible assets that have indefinite lives not be amortized but instead be tested at least annually by reporting unit for impairment, or more frequently when events or changes in circumstances indicate that the asset might be impaired.  For indefinite lived intangible assets, impairment is tested by comparing the carrying value of the asset to the fair value of the reporting unit, which is the same as the segment to which they are assigned.

For its goodwill impairment tests, the Company determines the fair value of its reporting units using the discounted cash flow method.  The discounted cash flow method uses various assumptions and estimates regarding future revenue, expenses and cash flow projections.  The analysis is based upon available information regarding expected future cash flows of each reporting unit discounted at rates consistent with the cost of capital specific to the reporting unit.  If the carrying amount of the reporting unit exceeds the estimated fair value determined using the discounted cash flow method, then goodwill impairment may be present.

Goodwill was tested for impairment during the fourth quarter of 2008 and no impairment write down was required.  However, the Company cannot predict the occurrence of certain events that might adversely affect the reported value of goodwill in the future.  Such events may include, but are not limited to, strategic decisions made in response to economic and competitive conditions or the impact of the current economic environment.

Other Assets

Other assets include the long-term portion of notes receivable of $0.2 million at December 31, 2008 and $0.7 million at December 31, 2007.  The Company recognizes interest income on notes receivable monthly as earned.  Accumulated amortization of other assets was approximately $1.0 million at December 31, 2008 and $0.9 million at December 31, 2007.  The Company annually assesses the appropriateness of the asset valuations of other assets and the related amortization period as applicable.

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

Revenue Recognition Policies

Income on the sale of a vehicle or a piece of construction equipment (each a “unit”) is recognized when the seller and customer execute a purchase contract, delivery has occurred and there are no significant uncertainties related to financing or collectibility. Finance income related to the sale of a unit is recognized over the period of the respective finance contract, based on the effective interest rate method, if the finance contract is retained by the Company.  During 2008, 2007 and 2006, no finance contracts were retained for any significant length of time by the Company but were generally sold, with limited recourse, to certain finance companies concurrent with the sale of the related unit. Gain or loss is recognized by the Company upon the sale of such finance contracts to the finance companies, net of a provision for estimated repossession losses and early repayment penalties. Lease and rental income is recognized over the period of the related lease or rental agreement. Parts and services revenue is earned at the time the Company sells the parts to its customers or at the time the Company completes the service work order related to service provided to the customer’s unit. Payments received on prepaid maintenance plans are deferred as a component of accrued expenses and recognized as income when the maintenance is performed.

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

Stock Based Compensation

The Company accounts for stock-based compensation in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including grants of stock options, restricted stock awards and employee stock purchases under the Company’s Employee Stock Purchase Plan based on estimated fair values.

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006.  The Company’s Consolidated Financial Statements reflect the impact of SFAS 123(R).

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model.  The fair value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Consolidated Statements of Income.

Stock-based compensation expense recognized is based on the fair value of the portion of share-based payment awards that is ultimately expected to vest during the period.  Stock-based compensation expense recognized in the Company’s Consolidated Statements of Income for the years ended December 31, 2008, 2007 and 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R).  In conjunction with the adoption of SFAS 123(R), compensation expense for all share-based payment awards is recognized using the straight-line single-option method.  As stock-based compensation expense recognized in the Consolidated Statements of Income is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures.  SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The Company uses the Black-Scholes option-pricing model which was previously used for the Company’s pro forma information required under SFAS 123. For additional information, see Note 12. The Company’s determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables.  These variables include, but are not limited to, the Company’s expected stock price volatility over the term of the awards, and actual and projected stock option exercise behaviors.  Option-pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable.  Because the Company’s stock options have certain characteristics that are significantly different from traded options, and because changes in the subjective assumptions can materially affect the estimated value, in management’s opinion, the existing valuation models may not provide an accurate measure of the fair value of the Company’s stock options.  Although the fair value of stock options is determined in accordance with SFAS 123(R) using an option-pricing model, that value may not be indicative of the fair value observed in a market transaction between a willing buyer and a willing seller.

The following table reflects the weighted-average fair value of stock options granted during each period using the Black-Scholes option valuation model with the following weighted-average assumptions used:

	2008	2007	2006
Expected stock volatility	35.7% - 36.7%	36.7% - 38.9%	25.5% - 32.2%
Weighted-average stock volatility	36.73%	38.78%	26.86%
Expected dividend yield	0.0%	0.0%	0.0%
Risk-free interest rate	2.41%	4.66%	4.69%
Expected life (years)	5.0	5.0	5.0 - 7.0
Weighted-average fair value of stock options granted	$5.62	$5.66	$4.95

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

Advertising Costs

Advertising costs are expensed as incurred.  Advertising and marketing expense related to operations was $3.6 million for 2008, $4.2 million for 2007 and $3.1 million for 2006. Advertising and marketing expense is included in selling, general and administrative expense.

Accounting for Internal Use Software

The American Institute of Certified Public Accountants issued Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” (“SOP 98-1”) in March 1998.  SOP 98-1 provides guidance on accounting for the costs of computer software developed or obtained for internal use and identifies characteristics of internal-use software.  The Company’s accounting policy with respect to accounting for computer software developed or obtained for internal use is consistent with SOP 98-1.  The Company has capitalized software costs of approximately $20.9 million at December 31, 2008, and $11.9 million at December 31, 2007.

New Accounting Pronouncements

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

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities.”  EITF 03-6-1 requires unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents to be treated as participating securities as defined in EITF Issue No. 03-6, “Participating Securities and the Two-Class Method under FASB Statement No. 128,” and, therefore, included in the earnings allocation in computing earnings per share under the two-class method described in FASB Statement No. 128, “Earnings per Share.”  Upon adoption, all previously reported earnings per share data should be adjusted retrospectively to conform with the requirements of EITF 03-6-1.  The Company is required to adopt EITF 03-6-1 starting in 2009.  The Company does not expect EITF 03-6-1 to have an effect on its consolidated financial statements.

3.       SUPPLIER AND CUSTOMER CONCENTRATION:

Major Suppliers and Dealership Agreements

The Company has entered into dealership agreements with various manufacturers of vehicles and construction equipment (“Manufacturers”). These agreements are nonexclusive agreements that allow the Company to stock, sell at retail and service trucks, equipment and products of the Manufacturers in the Company’s defined market. The agreements allow the Company to use the Manufacturers’ names, trade symbols and intellectual property and expire as follows:

Distributor

Expiration Dates

Peterbilt	March 2009 through May 2011
International	May 2013
Volvo	August 2010
GMC	October 2010
Isuzu	Indefinite
Hino	December 2009
UD	September 2009 through Indefinite
Ford	Indefinite
Blue Bird	August 2013
John Deere	Indefinite

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

The Company purchases its new Peterbilt vehicles and most of its parts from PACCAR, the maker of Peterbilt trucks and parts, at prevailing prices charged to all franchised dealers.  Sales of new Peterbilt trucks accounted for approximately 83% of the Company’s new vehicle sales for the year ended December 31, 2008, and December 31, 2007.

The Company purchases most of its new construction equipment and parts from John Deere at prevailing prices charged to all franchised dealers. Sales of new John Deere equipment accounted for approximately 86.6% of the Company’s new equipment sales for the year ended December 31, 2008, and 91.5% of the Company’s new equipment sales for the year ended December 31, 2007.

Primary Lenders

The Company purchases its new and used vehicle and construction equipment inventories with the assistance of floor plan financing programs offered by various financial institutions and John Deere.  Additional floor plan financing is provided by John Deere pursuant to the Company’s equipment dealership agreement. These agreements provide that the occurrence of certain events will be considered events of default. There were no known events of default as of December 31, 2008. In the event that the Company’s financing becomes insufficient, or its relationship with the current primary lenders terminates, the Company would need to obtain similar financing from other sources. Management believes it can obtain additional floor plan financing or alternative financing if necessary.

The Company’s debt agreements include certain restrictive covenants. The Company was in compliance with these and all debt covenants as of December 31, 2008.

Concentrations of Credit Risks

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. The Company places its cash and cash equivalents with what it considers to be quality financial institutions.  As of December 31, 2008, the Company had deposits in excess of federal insurance protection totaling approximately $29.6 million.

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

4.       ACCOUNTS RECEIVABLE:

The Company’s accounts receivable, net, consisted of the following (in thousands):

	December 31,
	2008	2007

Trade accounts receivable from sale of vehicles and construction equipment	$25,187	$23,284
Other trade receivables	10,390	6,605
Warranty claims	8,091	6,046
Other accounts receivable	12,117	13,173
Less allowance for bad debt and warranty receivable	(511)	(327)

Total	$55,274	$48,781

5.       INVENTORIES:

The Company’s inventories consisted of the following (in thousands):

	December 31,
	2008	2007

New vehicles	$233,712	$223,444
Used vehicles	23,081	28,646
New construction equipment	17,854	18,243
Used construction equipment	321	606
Parts and accessories	87,883	95,019
Other	5,182	5,058
Less allowance	(5,799)	(5,069)

Total	$362,234	$365,947

6. VALUATION ACCOUNTS:

Valuation and allowance accounts include the following (in thousands):

	Balance Beginning of Year	Net Charged to Costs and Expenses	Acquisitions	Net Write-Offs	Balance End of Year

2008
Reserve for warranty receivable and accounts receivable	$327	$469		$(285)	$511
Reserve for parts inventory	1,603	933	$315	(1,238)	1,613
Reserve for equipment inventory	328	911		(516)	723
Reserve for truck inventory	3,138	15,413		(15,088)	3,463

2007
Reserve for warranty receivable and accounts receivable	526	170		(369)	327
Reserve for parts inventory	2,025	894	232	(1,548)	1,603
Reserve for equipment inventory	408	(31)		(49)	328
Reserve for truck inventory	1,014	8,953		(6,829)	3,138

2006
Reserve for warranty receivable	273	676		(480)	469
Reserve for parts inventory	1,448	2,183	709	(2,315)	2,025
Reserve for equipment inventory	0	443		(35)	408
Reserve for truck inventory	150	3,223		(2,359)	1,014

Allowance for Doubtful Receivables

The Company provides an allowance for uncollectible warranty receivables. The Company evaluates the collectibility of its warranty claims receivable based on a combination of factors, including aging and correspondence with the applicable manufacturer. Management reviews the warranty claims receivable aging and adjusts the allowance based on historical experience. The Company records charge-offs related to warranty receivables on an as-needed basis.  The Company sells a majority of its customer accounts receivable on a non-recourse basis to a third party that is responsible for qualifying the customer for credit at the point of sale.  If the third party approves the customer for credit, then the third party assumes all credit risk related to the transaction.

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

7.       FLOOR PLAN NOTES PAYABLE AND LINES OF CREDIT:

Floor Plan Notes Payable

Floor plan notes are financing agreements to facilitate the Company’s purchase of new and used trucks and construction equipment. These notes are collateralized by the inventory purchased and accounts receivable arising from the sale thereof. The Company’s floor plan notes have interest rates based on the prime rate or LIBOR, as defined in the agreements. The interest rates applicable to these agreements ranged from approximately 1.75% to 4.75% as of December 31, 2008. Amounts borrowed under these agreements are due when the related truck or construction equipment inventory (collateral) is sold and the sales proceeds are collected by the Company, or in the case of construction equipment rentals, when the carrying value of the equipment is reduced. These agreements may be modified, suspended or terminated by the lender as described in Note 3.

The Company finances substantially all of the purchase price of its new truck inventory, and the loan value of its used truck inventory under a floor plan financing agreement with GE Capital, under which GE Capital pays the manufacturer directly with respect to new trucks.  On December 31, 2008, the Company had approximately $266.0 million outstanding under its floor plan financing agreement with GE Capital.

The Company’s floor plan agreement with Chase is based on the book value of the Company’s construction equipment inventory. As of December 31, 2008, the aggregate amount of borrowing capacity with this lender was $20.0 million, with approximately $13.0 million outstanding. Additional amounts are available for construction equipment inventory purchases under the Company’s John Deere dealership agreement.  At December 31, 2008, approximately $3.7 million was outstanding pursuant to the John Deere dealership agreement.

Assets pledged as collateral as of December 31, 2008 and 2007 were as follows (in thousands):

	December 31,
	2008	2007
Inventories, new and used trucks and construction equipment at cost based on specific identification, net of allowance	$270,630	$267,472
Truck and construction equipment sale related accounts receivable	25,185	23,284

Total	$295,815	$290,756

Floor plan notes payable related to truck and construction equipment	$282,702	$273,653

Lines of Credit

The Company may request working capital advances in the minimum amount of $100,000 from GE Capital, its primary truck lender.  However, such working capital advances may not cause the total indebtedness owed GE Capital to exceed an amount equal to the wholesale advances made against the then current inventory less any payment reductions owed to GE Capital.  There were no working capital advances outstanding under this agreement at December 31, 2008.  The Company has a secured line of credit that provides for a maximum borrowing of $8.0 million.  There were no advances outstanding under this secured line of credit at December 31, 2008, however, $5.9 million was pledged to secure various letters of credit related to self-insurance products, leaving $2.1 million available for future borrowings as of December 31, 2008.

8.       LONG-TERM DEBT:

Long-term debt was comprised of the following (in thousands):

	December 31,
	2008	2007

Variable interest rate term notes	$18,171	$3,200
Fixed interest rate term notes	191,505	195,745

Total debt	209,676	198,945

Less- current maturities	(37,665)	(33,593)

Total	$172,011	$165,352

As of December 31, 2008, debt maturities were as follows (in thousands):

2009	$37,665
2010	55,510
2011	47,704
2012	29,494
2013	30,778
Thereafter	8,525

Total	$209,676

The interest rates on the Company’s variable interest rate notes are based on LIBOR.  The interest rates on the notes range from approximately 2.68% to 2.94% on December 31, 2008.  Payments on the notes range from $12,578 to $24,667 per month, plus interest.  Maturities of these notes range from December 2012 to December 2013.

The Company’s fixed interest rate notes are primarily with financial institutions and had interest rates that ranged from approximately 3.66% to 8.50% on December 31, 2008.  Payments on the notes range from $168 to $76,196 per month, plus interest.  Maturities of these notes range from January 2009 to September 2016.

The proceeds from the issuance of the notes were used primarily to acquire land, buildings and improvements, transportation equipment and leasing vehicles.  The notes are secured by the assets acquired with the proceeds of such notes.

The Company’s long-term debt agreements require the Company to satisfy various financial ratios.  At December 31, 2008, the Company is in compliance with all debt covenants.  We do not anticipate any breach of the covenants in the foreseeable future.

9.       FAIR VALUE OF FINANCIAL INSTRUMENTS:

The following methods and assumptions were used by the Company in estimating the fair value of financial instruments at December 31, 2008:

The carrying value of current assets and current liabilities approximates the fair value due to the short maturity of these items.

The fair value of the Company’s long-term debt is based on secondary market indicators.  Since the Company’s debt is not quoted, estimates are based on each obligation’s characteristics, including remaining maturities, interest rate, credit rating, collateral, amortization schedule and liquidity.  The carrying amount approximates fair value.

10.     DEFINED CONTRIBUTION PLAN:

The Company has a defined contribution plan (the “Rush 401K Plan”), which is available to all Company employees and the employees of certain affiliates. Each employee who has completed 90 days of continuous service is entitled to enter the Rush 401K Plan on the first day of the following month. Participating employees may contribute from 1% to 50% of total gross compensation. However, certain higher paid employees are limited to a maximum contribution of 15% of total gross compensation. For the first 10% of an employee’s contribution, the Company, at its discretion, may contribute an amount equal to 25% of the employees’ contributions for those employees with less than five years of service and an amount equal to 50% of the employees’ contributions for those employees with more than five years of service. The Company incurred expenses related to the Rush 401K Plan of approximately $3.4 million during the year ended December 31, 2008, $3.6 million during the year ended December 31, 2007, and $3.1 million during the year ended December 31, 2006.

The Company currently does not provide any postretirement benefits nor does it provide any post employment benefits.

11.     LEASING ACTIVITIES:

Vehicle Leases as Lessee

The Company leases vehicles, as lessee, primarily over periods ranging from one to ten years under operating lease and capital lease arrangements. As discussed below, these vehicles are then subleased by the Company to customers under various agreements.  Future minimum sublease rentals to be received by the Company under non-cancelable subleases, as described below, are $34.0 million.  Generally, the Company is required to incur all operating costs and pay a minimum rental.  The Company guarantees the residual value of vehicles under operating lease and capital lease arrangements.  At December 31, 2008, the Company guaranteed vehicle residual values of $6.9 million under operating lease arrangements and $6.1 million under capital lease arrangements.  Historically, the Company purchases these vehicles at the end of the lease term and recognizes a gain on the sale of the vehicle.  The residual values are not reflected in the future minimum lease payments for operating leases.  Vehicle lease expenses were approximately $4.4 million for the year ended December 31, 2008, $4.8 million for the year ended December 31, 2007, and $4.8 million for the year ended December 31, 2006.

Future minimum lease payments under capital and non-cancelable vehicle leases as of December 31, 2008, are as follows (in thousands):

	Capital Leases	Operating Leases
2009	$4,631	$3,944
2010	3,405	3,263
2011	3,615	2,624
2012	3,220	2,205
2013	1,270	1,453
Thereafter	752	908

Total minimum lease payments	$16,893	$14,397
Less amount representing interest	(2,073)
Present value of net minimum capital lease payments	14,820
Less current portion	(3,454)
Obligations under capital leases less current portion	$11,366

Customer Vehicle Leases as Lessor

A division of the Company leases both owned and leased vehicles to customers primarily over periods of one to ten years under operating lease arrangements. These leases require a minimum rental payment and a contingent rental payment based on mileage. Rental income during the year ended December 31, 2008 consisted of minimum rental payments of approximately $41.9 million and contingent rental payments of $6.9 million.  Rental income during the year ended December 31, 2007, consisted of minimum rental payments of approximately $34.2 million and contingent rentals payments of approximately $5.4 million.  Rental income during the year ended December 31, 2006, consisted of minimum rental payments of approximately $24.7 million and contingent rental payments of $4.1 million.   Minimum lease payments to be received for non-cancelable leases and subleases in effect at December 31, 2008, are as follows (in thousands):

2009	$36,368
2010	31,803
2011	25,573
2012	17,966
2013	9,174
Thereafter	3,747

Total	$124,631

As of December 31, 2008, the Company had $133.6 million (net of accumulated depreciation of $55.5 million) of lease vehicles included in property and equipment.  As of December 31, 2007, the Company had $131.0 million (net of accumulated depreciation of $39.8 million) of lease vehicles included in property and equipment.

Other Leases - Land and Buildings

The Company leases various assets under operating leases with expiration dates ranging from January 2009 through November 2027.  Monthly rental payments range from approximately $800 per month to $36,926 per month.  Rental expense was $4.8 million for the year ended December 31, 2008, $4.3 million for the year ended December 31, 2007, and $4.2 million for the year ended December 31, 2006.  Future minimum lease payments under non-cancelable leases at December 31, 2008, are as follows (in thousands):

2009	$4,130
2010	3,628
2011	2,948
2012	1,833
2013	1,539
Thereafter	9,656

Total	$23,734

12.     STOCK OPTIONS AND INCENTIVE PLANS:

Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan that allows eligible employees to contribute up to 10% of their base earnings toward the semi-annual purchase of the Company’s Class A common stock. The employee’s purchase price is 85% of the lesser of the closing price of the Class A common stock on the first business day or the last business day of the semi-annual offering period, as reported by The NASDAQ Global Select MarketSM. Employees may purchase shares having a fair market value of up to $25,000 (measured as of the first day of each semi-annual offering period) for each calendar year.  Under the Employee Stock Purchase Plan, 900,000 shares of the Company’s Class A common stock have been reserved for issuance.  The Company issued 54,532 shares under the Employee Stock Purchase Plan during the year ended December 31, 2008 and 58,713 shares during the year ended December 31, 2007.  Of the 2,706 employees eligible to participate, 287 were participants in the plan as of December 31, 2008.

Non-Employee Director Stock Option Plan

On May 16, 2006, the Board of Directors and shareholders adopted the Rush Enterprises, Inc. 2006 Non-Employee Director Stock Option Plan (the “Director Plan”), reserving 1,500,000 shares of Class A common stock for issuance upon exercise of any awards granted under the Plan. This Director Plan was Amended and Restated on May 20, 2008 to expand the type of award that may be granted under the plan to include Class A common stock awards.

The Director Plan is designed to attract and retain highly qualified non-employee directors.  Historically, each non-employee director received options to purchase 20,000 shares of the Company’s Class A common stock upon their respective date of appointment and each year on the date that they are elected or reelected by the shareholders to serve on the Board of Directors.  Each option has a ten year term from the grant date and vested immediately.  In 2008, in lieu of options, each non-employee director received an outright grant of 7,566 shares of the Company’s Class A common stock on the date that they were reelected by the shareholders to serve on the Board of Directors. Under the Director Plan, 1,500,000 shares of the Company’s Class A common stock have been reserved for issuance.  The Company granted 30,264 shares of Class A common stock under the Director Plan during the year ended December 31, 2008 and 120,000 options to purchase Class A common stock under the Director Plan during the year ended December 31, 2007.

Employee Incentive Plans

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

The aggregate number of shares of common stock subject to stock options or SARs that may be granted to any one participant in any year under the 2007 Incentive Plan is 100,000 shares of Class A common stock or 100,000 shares of Class B common stock.  Each option has a ten year term from the grant date and vests in three equal annual installments beginning on the third anniversary of the grant date.  The Company has 2,550,000 shares of Class A common stock and 450,000 shares of Class B common stock reserved for issuance upon exercise of any awards granted under the Company’s 2007 Incentive Plan.  During the year ended December 31, 2008, the Company granted 396,865 options and 73,190 restricted stock awards under the 2007 Incentive Plan.  During the year ended December 31, 2007, the Company granted 561,832 options under the Incentive Plan and 37,500 options under the 2007 Incentive Plan.

Valuation and Expense Information under SFAS 123(R)

Stock-based compensation expense related to stock options, restricted stock awards and employee stock purchases under SFAS 123(R) for the year ended December 31, 2008 was $3.6 million, for the year ended December 31, 2007 was $3.4 million and for the year ended December 31, 2006 was $2.6 million.

Cash received from options exercised and shares purchased under all share-based payment arrangements was $1.1 million for the year ended December 31, 2008, $2.8 million for the year ended December 31, 2007, and $2.2 million for the year ended December 31, 2006.

A summary of the Company’s stock option activity and related information for the year ended December 31, 2008, follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Life (in Years)	Value

Balance at January 1, 2008	2,606,569	$9.91
Granted	396,865	15.53
Exercised	(160,135)	3.16
Forfeited	(50,329)	12.82

Balance at December 31, 2008	2,792,970	$11.04	6.89	$2,387,332

Vested and exercisable at December 31, 2008	999,368	$7.72	5.45	$2,344,646

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on an average of the closing price as of December 31, 2008, of the Company’s Class A common stock and Class B common stock of $8.38.  The total intrinsic value of options exercised was $1.7 million during the year ended December 31, 2008, $6.1 million during the year ended December 31, 2007, and $6.3 million during the year ended December 31, 2006.

A summary of the status of the Company’s non-vested shares as of December 31, 2008, and changes during the year ended December 31, 2008, follows:

		Weighted
		Average
	Number of	Grant Date
Non-vested Shares	Shares	Fair Value

Non-vested at January 1, 2008	1,907,978	$4.56
Granted	396,865	5.62
Vested	(462,632)	2.97
Forfeited	(48,609)	5.11

Non-vested at December 31, 2008	1,793,602	$5.19

The total fair value of options vested was $1.4 million during the year ended December 31, 2008, $2.0 million during the year ended December 31, 2007, and $1.6 million during the year ended December 31, 2006.

Restricted Stock Awards

The Company granted restricted stock awards to its employees under the 2007 Incentive Plan and unrestricted stock awards to its non-employee directors under the Director Plan. The shares granted to employees carry a legend which restricts their transferability for a term of one to three years and are forfeited in the event the recipient’s employment or relationship with the Company is terminated prior to the lapse of the restriction.  The fair value of the restricted stock awards to the Company’s employees is amortized to expense on a straight-line basis over the restricted stock’s vesting period.

The following table presents a summary of the Company’s restricted stock awards outstanding at December 31, 2008:

Restricted Stock Awards	Number of Shares	Weighted Average Grant Date Fair Value

Outstanding, January 1, 2008	—	$—
Granted	103,454	15.90
Vested	(30,264)	16.52
Forfeited	(1,430)	15.52

Outstanding, December 31, 2008	71,760	$15.65

The total fair market value of the shares issued upon the vesting of restricted stock awards during the year ended December 31, 2008 was $0.5 million.

As of December 31, 2008, there was $4.2 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Incentive Plan and the 2007 Incentive Plan.  That cost is expected to be recognized over a weighted-average period of 2.8 years.

13.     STOCK DIVIDEND AND STOCK REPURCHASE PLAN:

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

Stock Repurchase Plan

On July 22, 2008, the Company’s Board of Directors approved a stock repurchase program authorizing the Company to repurchase, from time to time, up to an aggregate of $20,000,000 of its shares of Class A common stock and/or Class B common stock.  Repurchases will be made at times and in amounts as the Company deems appropriate and will be made through open market transactions, privately negotiated transactions and other lawful means. The manner, timing and amount of any repurchases will be determined by the Company based on an evaluation of market conditions, stock price and other factors, including those related to the ownership requirements of its dealership agreements with manufacturers it represents. The stock repurchase program has no expiration date and may be suspended or discontinued at any time.  While the stock repurchase program does not obligate the Company to acquire any particular amount or class of common stock, the Company anticipates that it will be repurchasing primarily shares of its Class B common stock.

As of December 31, 2008, the Company repurchased 1,639,843 shares of Class B common stock at a cost of $17.9 million.  The Company is holding the repurchased shares of the common stock as treasury stock and is accounting for the treasury stock pursuant to the cost method.  The Company includes treasury stock as a component of stockholders’ equity.

14.     EARNINGS PER SHARE:

Basic earnings per share (“EPS”) were computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted EPS differs from basic EPS due to the assumed conversions of potentially dilutive options and warrants that were outstanding during the period. The Company’s Class A common stock and Class B common stock have equal claims on earnings of the Company.  The following is a reconciliation of the numerators and the denominators of the basic and diluted per share computations for net income.  Share and per share data for 2006 has been adjusted and restated to reflect the stock dividend discussed above.

	2008	2007	2006
Numerator-
Numerator for basic and diluted earnings per share-
Net income available to common shareholders	$28,865,000	$51,492,000	$58,786,000

Denominator-
Denominator for basic earnings per share, weighted average shares	38,088,687	38,059,240	37,475,426

Effect of dilutive securities-
Stock options	498,263	686,477	413,904

Denominator for diluted earnings per share, adjusted weighted average shares and assumed conversions	38,586,950	38,745,717	37,889,330

Basic earnings per common share	$0.76	$1.35	$1.57

Diluted earnings per common share and common share equivalents	$0.75	$1.33	$1.55

Options to purchase shares of common stock that were outstanding for the years ended December 31, 2008, 2007 and 2006 that were not included in the computation of diluted earnings per share because the exercise prices were greater than the average market prices of the common shares are as follows:

	2008	2007	2006
Options	545,215	157,500	393,925

Total anti-dilutive securities	545,215	157,500	393,925

15.               INCOME TAXES:

Provision for Income Taxes

The tax provisions are summarized as follows (in thousands):

	Year Ended December 31,
	2008	2007	2006
Current provision-
Federal	$4,468	$20,516	$26,189
State	1,805	2,278	2,469

	6,273	22,794	28,658

Deferred provision-
Federal	9,809	8,027	6,173
State	140	(511)	441

	9,949	7,516	6,614

Provision for income taxes	$16,222	$30,310	$35,272

The following summarizes the components of deferred tax assets and liabilities included in the balance sheet (in thousands):

	December 31,
	2008	2007
Current:
Deferred tax assets:
Inventory	$2,210	$2,083
Accounts receivable	139	179
Capital lease obligations	1,360	1,616
Stock options	595	403
Other	2,426	2,747
Current deferred tax asset	$6,730	$7,028

Non-Current:
Deferred tax assets:
Capital lease obligations	$4,079	$4,849
Stock options	2,379	1,611
Other	474	622
	6,932	7,082
Deferred tax liabilities:
Difference between book and tax basis	(59,828)	(47,986)

Net non-current tax liability	$(52,896)	$(40,904)

The Company’s various state net operating loss carry forwards expire from 2011 through 2021.

A reconciliation of taxes based on the federal statutory rates and the provisions for income taxes are summarized as follows (in thousands):

	Year Ended December 31,
	2008	2007	2006
Income taxes at the federal statutory rate	$15,781	$28,631	$32,920
State income taxes, net of federal benefit	1,236	1,148	1,995
Tax effect of permanent differences	(684)	(143)	17
State tax valuation allowance	—	—	(73)
Other, net	(111)	674	413

Provision for income taxes	$16,222	$30,310	$35,272

The Company included accruals for unrecognized income tax benefits totaling $1.9 million as a component of accrued liabilities as of December 31, 2008 and $2.0 million as of December 31, 2007.  The unrecognized tax benefits of $1.9 million at December 31, 2008, if recognized, would impact the Company’s effective tax rate.  As of December 31, 2008, the Company accrued interest of $185,000 related to unrecognized tax benefits in the current provision for income taxes.  No amounts were accrued for penalties.

The Company does not anticipate a significant change in the amount of unrecognized tax benefits in the next 12 months.  As of December 31, 2008, the tax years ended December 31, 2005, through 2008 remained subject to examination by tax authorities.  The U.S. Internal Revenue Service is currently examining the Company’s federal income tax return for the tax year 2005.

A reconciliation of the change in the unrecognized tax benefits from January 1, 2007, to December 31, 2008, is as follows:

Unrecognized tax benefits at January 1, 2007	$1,430,204
Gross increases – tax positions in prior years	535,224

Unrecognized tax benefits at December 31, 2007	1,965,428
Gross increases – tax positions in current year	426,590
Reductions due to lapse of statute of limitations	(453,334)

Unrecognized tax benefits at December 31, 2008	$1,938,684

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

In 2006, the Company signed an agreement with Titan Technology Partners to implement SAP enterprise software and a new SAP dealership management system.  The cost of the SAP software and implementation is estimated at $30.0 million to $32.0 million, of which $20.9 million was expended at December 31, 2008.

17.               ACQUISITIONS:

All of the following acquisitions, unless otherwise noted, were considered business combinations accounted for under SFAS 141.

In June 2008, the Company acquired certain assets of Capital Bus Sales and Service of Texas, Inc., which included a Blue Bird bus franchise for the majority of Texas.  The Company is selling buses at most Rush Truck Centers throughout Texas.  The transaction was valued at approximately $5.6 million, with the purchase price paid in cash.

The Capital Bus Sales and Service of Texas, Inc. acquisition was accounted for as a purchase; operations of the business acquired are included in the accompanying consolidated financial statements from the date of the acquisition.  Pro forma information is not included because Capital Bus Sales and Service of Texas, Inc.’s results of operations would not have a material effect on the Company’s financial statements.  The purchase price was allocated based on the fair values of the assets at the date of acquisition as follows (in thousands):

Inventories	$3,645
Accrued expenses	(27)
Goodwill	2,020

Total	$5,638

All of the goodwill acquired in the Capital Bus Sales and Service of Texas, Inc. acquisition will be amortized over 15 years for tax purposes.

In May 2008, the Company acquired certain assets of Peterbilt Carolina, Inc. which consisted of a Peterbilt, Hino and Isuzu heavy- and medium-duty truck dealership in Charlotte, North Carolina.  The Company is operating the facility as a full-service Rush Truck Center offering Peterbilt heavy- and medium-duty trucks as well as medium-duty trucks manufactured by Hino and Isuzu, and parts and service.  The transaction was valued at approximately $13.4 million, with the purchase price paid in cash.

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

In May 2008, the Company executed agreements to acquire the common stock of Adams International Trucks, Inc., an International heavy- and medium-duty truck dealership in Charlotte, North Carolina.  The Company is operating the facility as a full-service Rush Truck Center offering International heavy- and medium-duty trucks, parts and service and leasing.  The transaction was valued at approximately $20.1 million, with the purchase price paid in cash.

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

In addition to the stock and asset purchases described above, the Company purchased the real estate of the North Carolina dealership operations for $6.2 million.  The real estate transaction was financed by a bank with a $5.0 million note payable.

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

18.               INVESTMENTS:

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

As of December 31, 2007, the Company did not carry any short-term investments, as its previous practice had been to liquidate its short-term investments, including auction rate securities near the end of each fiscal quarter.  However, as of December 31, 2008, the Company holds $7.6 million of auction rate securities with underlying tax-exempt municipal bonds with stated maturities of 22 years.  These bonds have credit wrap insurance and have been rated AAA by credit agencies.

The Company believes that the credit quality and fair value of the auction rate securities it holds has not been negatively impacted; therefore, no impairment charges have been recorded as of December 31, 2008.  As of December 31, 2008, the Company has valued these investments at fair value, which approximates cost.  The Company used observable inputs to determine fair value, including consideration of broker quotes, the overall quality of the underlying municipality, the credit quality of the insurance company, as well as successful subsequent auctions.  Accordingly, the Company has considered this fair value to be a Level 2 valuation under SFAS No. 157, “Fair Value Measurement.”  If the credit quality of these investments deteriorates, or adverse developments occur in the bond insurance market, the Company may be required to record an impairment charge on these investments in the future.

19.               UNAUDITED QUARTERLY FINANCIAL DATA:

(In thousands, except per share amounts.)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2008

Revenues	$403,858	$454,718	$413,696	$382,684
Gross Profit	78,179	74,413	76,385	67,735
Operating income	17,359	11,474	13,975	9,969
Income before income taxes	15,481	9,706	12,167	7,733
Net income	$9,675	$6,067	$8,000	$5,123
Earnings per share:
Basic	$0.25	$0.16	$0.21	$0.14
Diluted	$0.25	$0.16	$0.21	$0.14

2007

Revenues	$531,258	$519,404	$521,598	$458,519
Gross Profit	89,496	91,725	89,741	81,106
Operating income	25,446	25,511	24,192	21,323
Income before income taxes	21,006	21,046	20,839	18,911
Net income	$13,024	$13,048	$13,128	$12,292
Earnings per share:
Basic	$0.34	$0.34	$0.34	$0.32
Diluted	$0.34	$0.34	$0.34	$0.32

20.               SEGMENTS:

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

The Company accounts for intersegment sales and transfers as if the sales or transfers were to third parties, that is, at current market prices. There were no material intersegment sales during the years ended December 31, 2008, 2007 and 2006.

The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately because each business unit requires different technology and marketing strategies. Business units were maintained through expansion and acquisitions. The following table contains summarized information about reportable segment profit or loss and segment assets for the years ended December 31, 2008, 2007 and 2006 (in thousands):

		Construction
	Truck	Equipment	All
	Segment	Segment	Other	Totals
2008
Revenues from external customers	$1,553,298	$83,763	$17,895	$1,654,956
Interest income	2,636	—	—	2,636
Interest expense	9,359	600	507	10,466
Depreciation and amortization	14,483	605	790	15,878
Segment income before income tax	38,549	6,045	493	45,087
Segment assets	1,000,470	29,570	26,750	1,056,790
Goodwill	135,191	4,075	2,638	141,904
Expenditures for segment assets	79,938	323	312	80,573

2007
Revenues from external customers	$1,914,897	$97,130	$18,752	$2,030,779
Interest income	2,840	—	—	2,840
Interest expense	16,324	860	565	17,749
Depreciation and amortization	13,665	558	712	14,935
Segment income before income tax	71,736	8,527	1,539	81,802
Segment assets	973,434	30,494	27,663	1,031,591
Goodwill	113,869	4,075	2,638	120,582
Expenditures for segment assets	70,363	1,022	592	71,977

2006
Revenues from external customers	$2,254,123	$77,816	$18,584	$2,350,523
Interest income	2,162	—	—	2,162
Interest expense	16,697	830	353	17,880
Depreciation and amortization	12,056	367	466	12,889
Segment income before income tax	86,116	5,624	2,318	94,058
Segment assets	1,084,343	22,914	21,153	1,128,410
Goodwill	112,535	4,075	461	117,071
Expenditures for segment assets	109,938	443	5,724	116,105

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

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer

concluded that our disclosure controls and procedures were effective as of December 31, 2008, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

As of December 31, 2008, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on the assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2008, based on those criteria.

Ernst & Young LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this annual report on Form 10-K, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. The report, which expresses unqualified opinions on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008, is included in this Item 9A under the heading “Attestation Report of Independent Registered Public Accounting Firm.”

Attestation Report of Independent Registered Public Accounting Firm

Report of Ernst & Young LLP

Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Rush Enterprises, Inc.

We have audited Rush Enterprises, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria).  Rush Enterprises, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Rush Enterprises, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Rush Enterprises, Inc. and subsidiaries as of December 31, 2008 and 2007 and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008 of Rush Enterprises, Inc. and subsidiaries and our report dated March 10, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Antonio, Texas

March 10, 2009

Item 9B.  Other Information

None.

PART III

Item 10.  Directors and Executive Officers of the Registrant

The information called for by Item 10 of Form 10-K is incorporated herein by reference to such information included in the Company’s Proxy Statement for the 2009 Annual Meeting of Shareholders.

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

Item 11.  Executive Compensation

The information called for by Item 11 of Form 10-K is incorporated herein by reference to such information included in the Company’s Proxy Statement for the 2009 Annual Meeting of Shareholders.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information called for by Item 12 of Form 10-K is incorporated herein by reference to such information included in the Company’s Proxy Statement for the 2009 Annual Meeting of Shareholders.

Item 13.  Certain Relationships and Related Transactions

The information called for by Item 13 of Form 10-K is incorporated herein by reference to such information included in the Company’s Proxy Statement for the 2009 Annual Meeting of Shareholders.

Item 14.  Principal Accountant Fees and Services

The information called for by Item 14 of Form 10-K is incorporated herein by reference to such information included in the Company’s Proxy Statement for the 2009 Annual Meeting of Shareholders.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

Included in Item 8 of Part II of this annual report on Form 10-K are the following: Report of Independent Registered Public Accounting Firm; Consolidated Balance Sheets as of December 31, 2008 and 2007; Consolidated Statements of Income for the years ended December 31, 2008, 2007 and 2006; Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2008, 2007 and 2006; Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007 and 2006; and Notes to Consolidated Financial Statements.

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

3.2	Rush Enterprises, Inc. Amended and Restated Bylaws (incorporated herein by reference toExhibit 3.1 of the Company’s Current Report on Form 8-K (File No. 000-20797) filed December 9, 2008)

4.1

Specimen of certificate representing Common Stock (now Class B Common Stock), $.01 par value, of Rush Enterprises, Inc. (incorporated herein by reference to Exhibit 4.1 of the Company’s Registration Statement No. 333-03346 on Form S-1 filed April 10, 1996)

4.2

Specimen of certificate representing Class A Common Stock, $.01 par value, of the Registrant (incorporated herein by reference to Exhibit 4.1 of the Company’s Registration Statement onForm 8-A filed July 9, 2002)

10.1

Right of First Refusal dated April 1, 1996 between Peterbilt Motors Company and W. Marvin Rush (incorporated herein by reference to Exhibit 10.76 of the Company’s Registration Statement No. 333-03346 on Form S-1 filed April 10, 1996)

10.2

Right of First Refusal dated April 1, 1996 between Peterbilt Motors Company and Barbara Rush (incorporated herein by reference to Exhibit 10.77 of the Company’s Registration Statement No. 333-03346 on Form S-1 filed April 10, 1996)

10.3

Right of First Refusal dated April 1, 1996 between Peterbilt Motors Company and W.M. “Rusty” Rush (incorporated herein by reference to Exhibit 10.78 of the Company’s Registration Statement No. 333-03346 on Form S-1 filed April 10, 1996)

10.4

Right of First Refusal dated April 1, 1996 between Peterbilt Motors Company and Robin Rush (incorporated herein by reference to Exhibit 10.79 of the Company’s Registration Statement No. 333-03346 on Form S-1 filed April 10, 1996)

10.5+	Rush Enterprises, Inc. Long-Term Incentive Plan, as amended (incorporated herein by reference to Exhibit 4.1 of the Company’s Registration Statement No. 333-117305 on Form S-8 filed July 12, 2004)

10.6+

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

10.8+

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

10.10+	Rush Enterprises, Inc. Amended and Restated 2006 Non-Employee Director Stock Plan (incorporated herein by reference to Appendix A of the Company’s Proxy Statement filed April 9, 2008)

10.11+

Form of Rush Enterprises, Inc. 2006 Non-Employee Director Stock Option Agreement (incorporated herein by reference to Exhibit 4.4 of the Company’s Registration Statement No. 333-138556 on Form S-8 filed November 9, 2006)

10.12+	Rush Enterprises, Inc. 2007 Long-Term Incentive Plan (incorporated herein by reference to Appendix A to the Company’s Proxy Statement filed April 17, 2007)

10.13*+	Form of Rush Enterprises Inc. 2007 Long-Term Incentive Plan Restricted Stock Agreement

10.14+	Form of Rush Enterprises Inc. 2007 Long-Term Incentive Plan Stock Option Agreement (incorporated herein by reference to Exhibit 4.4 of the Company’s Form S-8 (File No. 333-144821) filed July 24, 2007)

10.15

Form of dealer agreement between Peterbilt Motors Company and Rush Truck Centers (incorporated herein by reference to Exhibit 10.18 of the Company’s Form 10-K (File No. 000-20797) for the year ended December 31, 1999)

10.16

Amended Restated Wholesale Security Agreement, dated August 15, 2007, by and among Rush Truck Centers of Alabama, Inc., Rush Truck Centers of Arizona, Inc., Rush Truck Centers of California, Inc., Rush Medium Duty Truck Centers of Colorado, Inc., Rush Truck Centers of Colorado, Inc., Rush Truck Centers of Florida, Inc., Rush Truck Centers of Georgia, Inc., Rush Truck Centers of New Mexico, Inc., Rush Truck Centers of Oklahoma, Inc., Rush Truck Centers of Tennessee, Inc., and Rush Truck Centers of Texas, L.P., Rush GMC Truck Center of El Paso, Inc., Rush GMC Truck Center of Phoenix, Inc., Rush GMC Truck Center of San Diego, Inc., Rush GMC Truck Center of Tucson, Inc. and General Electric Capital Corporation (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 000-20797) filed August 20, 2007)

10.17

First Amendment to Amended and Restated Wholesale Security Agreement, dated October 3, 2007, by and among Rush Truck Centers of Alabama, Inc., Rush Truck Centers of Arizona, Inc., Rush Truck Centers of California, Inc., Rush Medium Duty Truck Centers of Colorado, Inc., Rush Truck Centers of Colorado, Inc., Rush Truck Centers of Florida, Inc., Rush Truck Centers of Georgia, Inc., Rush Truck Centers of New Mexico, Inc., Rush Truck Centers of Oklahoma, Inc., Rush Truck Centers of Tennessee, Inc., and Rush Truck Centers of Texas, L.P., Rush GMC Truck Center of El Paso, Inc., Rush GMC Truck Center of Phoenix, Inc., Rush GMC Truck Center of San Diego, Inc., Rush GMC Truck Center of Tucson, Inc. and General Electric Capital Corporation (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (File No. 000-20797) filed October 3, 2007 )

10.18+	Form of Indemnity Agreement (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 000-20797) filed February 27, 2007)

10.19+	Rush Enterprises, Inc. Executive Transition Plan (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 000-20797) filed July 25, 2008)

21.1*	Subsidiaries of the Company

23.1*	Consent of Ernst & Young LLP

31.1*	Certification of Chairman and Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*++	Certification of Senior Vice President and Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*++	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*++	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

RUSH ENTERPRISES, INC.

By:	/s/ W. M.”RUSTY” RUSH	Date: March 13, 2009
W. M. “Rusty” Rush
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated:

Signature	Capacity	Date

/s/ W. MARVIN RUSH	Chairman of the Board and Director	March 13, 2009
W. Marvin Rush

/s/ W. M. “RUSTY” RUSH	President and Chief Executive Officer,	March 13, 2009
W. M. “Rusty” Rush	Director (Principal Executive Officer)

/s/ STEVEN L. KELLER	Vice President and	March 13, 2009
Steven L. Keller	Chief Financial Officer
(Principal Financial Accounting Officer)

/s/ THOMAS A. AKIN	Director	March 13, 2009
Thomas A. Akin

/s/ RONALD J. KRAUSE	Director	March 13, 2009
Ronald J. Krause

/s/ HAROLD D. MARSHALL	Director	March 13, 2009
Harold D. Marshall

/s/ JAMES C. UNDERWOOD	Director	March 13, 2009
James C. Underwood

/s/ GERALD R. SZCZEPANSKI	Director	March 13, 2009
Gerald R. Szczepanski