Form 10-Q
period 2009-03-31
RUSH ENTERPRISES INC \TX\
filed 2009-05-11
CIK 1012019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicated below is the number of shares outstanding of each of the issuer’s classes of common stock, as of May 7, 2009.

Number of
Shares
Title of Class	Outstanding
Class A Common Stock, $.01 Par Value	26,331,068
Class B Common Stock, $.01 Par Value	10,685,894

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

MARCH 31, 2009 AND DECEMBER 31, 2008

(In Thousands, Except Shares)

	March 31,	December 31,
	2009	2008
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$131,614	$146,411
Investments	7,575	7,575
Accounts receivable, net	52,557	55,274
Inventories, net	325,985	362,234
Prepaid expenses and other	2,460	3,369
Deferred income taxes, net	7,271	6,730

Total current assets	527,462	581,593

Property and equipment, net	333,907	332,147
Goodwill, net	141,910	141,904
Other assets, net	1,122	1,146

Total assets	$1,004,401	$1,056,790

Liabilities and shareholders’ equity
Current liabilities:
Floor plan notes payable	$245,938	$282,702
Current maturities of long-term debt	43,754	37,665
Current maturities of capital lease obligations	4,046	3,454
Trade accounts payable	24,902	31,530
Accrued expenses	40,536	49,125
Total current liabilities	359,176	404,476

Long-term debt, net of current maturities	157,834	172,011
Capital lease obligations, net of current maturities	14,277	11,366
Deferred income taxes, net	52,550	52,896

Shareholders’ equity:
Preferred stock, par value $.01 per share; 1,000,000 shares authorized; 0 shares outstanding in 2009 and 2008	—	—
Common stock, par value $.01 per share; 60,000,000 class A shares and 20,000,000 class B shares authorized; 26,482,069 class A shares and 12,325,737 class B shares issued and 26,330,443 class A shares and 10,685,894 class B shares outstanding in 2009; 26,327,734 class A shares and 12,324,987 class B shares issued and 26,255,974 class A shares and 10,685,144 class B shares outstanding in 2008	386	386
Additional paid-in capital	185,478	183,818
Treasury stock, at cost: 1,639,843 shares	(17,948)	(17,948)
Retained earnings	252,648	249,785

Total shareholders’ equity	420,564	416,041

Total liabilities and shareholders’ equity	$1,004,401	$1,056,790

The accompanying notes are an integral part of these consolidated financial statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended March 31,
	2009	2008

Revenues:
New and used truck sales	$195,988	$251,426
Parts and service	109,218	117,580
Construction equipment sales	7,003	16,939
Lease and rental	13,476	13,024
Finance and insurance	1,715	3,604
Other	1,686	1,285

Total revenue	329,086	403,858

Cost of products sold:
New and used truck sales	182,827	231,037
Parts and service	66,449	68,640
Construction equipment sales	6,182	15,180
Lease and rental	11,928	10,822

Total cost of products sold	267,386	325,679

Gross profit	61,700	78,179

Selling, general and administrative	52,051	56,945

Depreciation and amortization	3,978	3,875

Operating income	5,671	17,359

Interest expense, net	1,624	1,927

Gain on sale of assets	55	49

Income before taxes	4,102	15,481

Provision for income taxes	1,239	5,806

Net income	$2,863	$9,675

Earnings per share:
Earnings per common share — Basic	$.08	$.25
Earnings per common share — Diluted	$.08	$.25

Weighted average shares outstanding:
Basic	36,991	38,373
Diluted	37,274	38,989

The accompanying notes are an integral part of these consolidated financial statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$2,863	$9,675
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	10,071	9,212
(Gain) on sale of property and equipment	(55)	(49)
Stock-based compensation expense related to employee stock options and employee stock purchases	1,274	1,201
(Benefit) provision for deferred income tax expense	(887)	1,311
Excess tax benefits from stock-based compensation	(10)	(207)
Change in accounts receivable, net	2,717	(9,119)
Change in inventories	40,152	13,643
Change in prepaid expenses and other, net	909	(500)
Change in trade accounts payable	(6,628)	(17,468)
Change in accrued expenses	(8,579)	(19,340)

Net cash provided by (used in) operating activities	41,827	(11,641)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investments	—	(355,575)
Proceeds from the sale of investments	—	325,300
Acquisition of property and equipment	(10,953)	(6,773)
Proceeds from the sale of property and equipment	61	140
Change in other assets	(1)	(13)

Net cash (used in) investing activities	(10,893)	(36,921)

CASH FLOWS FROM FINANCING ACTIVITIES:
Draws (payments) on floor plan notes payable, net	(36,764)	14,019
Proceeds from long-term debt	2,685	4,436
Principal payments on long-term debt	(10,773)	(9,977)
Principal payments on capital lease obligations	(1,248)	(1,401)
Issuance of shares relating to employee stock options and employee stock purchases	376	522
Excess tax benefits from stock-based compensation	10	207
Debt issuance costs	(17)	(28)

Net cash (used in) provided by financing activities	(45,731)	7,778

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(14,797)	(40,784)

CASH AND CASH EQUIVALENTS, beginning of period	146,411	187,009

CASH AND CASH EQUIVALENTS, end of period	$131,614	$146,225

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$3,786	$4,417
Income taxes, net of refunds	$(27)	$986
Noncash investing activities:
Assets acquired under capital leases	$4,751	$15

The accompanying notes are an integral part of these consolidated financial statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1 — Principles of Consolidation and Basis of Presentation

The interim consolidated financial statements included herein have been prepared by Rush Enterprises, Inc. and its subsidiaries (collectively referred to as the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  All adjustments have been made to the accompanying interim consolidated financial statements, which, in the opinion of the Company’s management, are necessary for a fair presentation of the Company’s operating results.  All adjustments are of a normal recurring nature.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  It is recommended that these interim consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.  Results of operations for interim periods are not necessarily indicative of results that may be expected for any other interim periods or the full fiscal year.

2 — Goodwill and Other Intangible Assets

The Company performs an annual impairment review of goodwill during the fourth quarter of each year.  Management is not aware of any impairment charge that may currently be required; however, a change in economic conditions, if one occurs, could result in an impairment charge in future periods.

3 — Commitments and Contingencies

The Company is contingently liable to finance companies for certain notes initiated on behalf of such finance companies related to the sale of trucks and construction equipment.  The majority of finance contracts are sold without recourse against the Company. For those finance contracts sold with recourse, the liability associated with a majority of such contracts is generally limited to 5% to 20% of the outstanding amount of each note initiated on behalf of the finance company. However, the Company has a finance program that accepts 100% liability, with some restrictions, for the outstanding amount of each note initiated on behalf of the finance company.  In order for a contract to be accepted into this finance program, a customer must meet strict credit requirements or maintain a significant equity position in the truck being financed; consequently, less than 1% of the Company’s portfolio balance related to finance contracts sold by the Company are under this 100% liability finance program and the Company does not expect to finance a significant percentage of its truck sales under this 100% liability finance program in the future. The Company provides for an allowance for repossession losses and early repayment penalties that it may be liable for under finance contracts sold.

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

4 — Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended
	March 31, 2009	March 31, 2008
Numerator:
Numerator for basic and diluted earnings per share, net income available to common shareholders	$2,863,000	$9,675,000

Denominator:
Denominator for basic earnings per share, adjusted weighted average shares outstanding	36,991,417	38,373,144
Effect of dilutive securities:
Employee and Director stock options and restricted share awards	282,434	615,757
Denominator for diluted earnings per share, adjusted weighted average shares and assumed conversions	37,273,851	38,988,901

Basic earnings per common share	$.08	$.25

Diluted earnings per common share and common share equivalents	$.08	$.25

Options to purchase shares of common stock that were outstanding for the three months ended March 31, 2009 and 2008 that were not included in the computation of diluted earnings per share because the exercise prices were greater than the average market prices of the common shares are as follows:

	March 31, 2009	March 31, 2008
Options	2,068,615	157,500

Total anti-dilutive securities	2,068,615	157,500

5 — Stock Options and Restricted Stock Awards

Valuation and Expense Information under SFAS 123(R)

The Company accounts for stock-based compensation in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”), which requires the measurement and recognition of compensation expense for all share-based payment awards made to the Company’s employees and directors including employee stock options, restricted share awards and employee stock purchases related to the Employee Stock Purchase Plan based on estimated fair values.  Stock-based compensation expense, calculated using the Black-Scholes option-pricing model and included in selling, general and administrative expense, was $1.3 million for the three months ended March 31, 2009 and $1.2 million for the three months ended March 31, 2008.  As of March 31, 2009, there was $5.6 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Rush Enterprises, Inc. Long-Term Incentive Plan to be recognized over a weighted-average period of 3.2 years.

6 — Investments

The Company assesses its investments for impairment on a quarterly basis.  If the investments are deemed to be impaired, the Company determines whether the impairment is temporary or other than temporary.  If the impairment is deemed to be temporary, the Company records an unrealized loss in other comprehensive income.  If the impairment is deemed other than temporary, the Company records the impairment in the Company’s consolidated statement of income.

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

As a result of the liquidity issues experienced in the global capital markets, auctions for investment grade securities held by the Company have failed.  An auction fails when there is insufficient demand.  However, a failed auction does not represent a default by the issuer.  The auction rate securities continue to pay interest in accordance with the terms of the underlying security; however, liquidity will be limited until there is a successful auction or until such time as other markets for these investments develop.  The Company believes that its auction rate securities will liquidate within the next twelve months and has classified them as a current asset on its consolidated balance sheet.  The Company has the intent and ability to hold these auction rate securities until liquidity returns to the market.  The Company does not believe that the lack of liquidity relating to its auction rate securities will have a material impact on its ability to fund operations.

As of March 31, 2009, the Company holds $7.6 million of auction rate securities with underlying tax-exempt municipal bonds with stated maturities of 22 years.  These bonds have credit wrap insurance and have been rated AAA by credit agencies.

The Company believes that the credit quality and fair value of the auction rate securities it holds has not been negatively impacted; therefore, no impairment charges have been recorded as of March 31, 2009.  As of March 31, 2009, the Company has valued these investments at fair value, which approximates cost.  The Company used observable inputs to determine fair value, including consideration of broker quotes, the overall quality of the underlying municipality, the credit quality of the insurance company, as well as successful subsequent auctions.  Accordingly, the Company has considered this fair value to be a Level 2 valuation under SFAS No. 157, “Fair Value Measurement.”  If the credit quality of these investments deteriorates, or adverse developments occur in the bond insurance market, the Company may be required to record an impairment charge on these investments in the future.

7 — Segment Information

The Company currently has two reportable business segments: the Truck Segment and the Construction Equipment Segment. The Truck Segment operates a network of Rush Truck Centers that provides an integrated one-stop source for the trucking needs of its customers, including retail sales of new and used medium-duty and heavy-duty trucks; aftermarket parts, service and body shop facilities; and a wide array of financial services, including the financing of new and used truck purchases, insurance products and truck leasing and rentals. The Construction Equipment Segment operates two John Deere construction equipment dealerships in Southeast Texas. Construction Equipment Segment operations include the retail sale of new and used construction equipment, aftermarket parts and service facilities, and the financing of new and used construction equipment.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies in the annual report. The Company evaluates performance based on income before income taxes not including extraordinary items.

The Company accounts for intersegment sales and transfers as if the sales or transfers were to third parties; that is, at current market prices. There were no material intersegment sales during the quarters ended March 31, 2009 and 2008.

The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately because each business unit requires different technology and marketing strategies. Business units were maintained through expansion and acquisitions.  The following table contains summarized information about reportable segment profit or loss and segment assets for the periods ended March 31, 2009 and 2008 (in thousands):

	Truck Segment	Construction Equipment Segment	All Other	Totals

Three months ended March 31, 2009

Revenues from external customers	$313,244	$11,595	$4,247	$329,086
Segment income (loss) before taxes	3,713	865	(476)	4,102
Segment assets	945,372	31,094	27,935	1,004,401

Three months ended March 31, 2008

Revenues from external customers	$376,910	$22,418	$4,530	$403,858
Segment income (loss) before taxes	14,036	1,918	(473)	15,481
Segment assets	952,522	33,368	28,361	1,014,251

Revenues from segments below the quantitative thresholds requiring them to be reported separately are attributable to three operating segments of the Company. These segments include a tire company, an insurance agency, and a hunting lease operation. None of these segments has ever met any of the quantitative thresholds that would require them to be reported separately.

8 — Income Taxes

The Company accrued unrecognized income tax benefits totaling $1.9 million as a component of accrued liabilities as of March 31, 2009 and December 31, 2008.  The unrecognized tax benefits of $1.9 million at March 31, 2009, if recognized, would impact the Company’s effective tax rate.  Included in this $1.9 million accrual is accrued interest of $185,000 related to unrecognized tax benefits.  No amounts were accrued for penalties.

The Company does not anticipate a significant change in the amount of unrecognized tax benefits in the next 12 months.  As of March 31, 2009, the tax years ended December 31, 2005, through 2008 remained subject to examination by tax authorities.  The U.S. Internal Revenue Service is currently examining the Company’s federal income tax return for the tax year 2005.

The Company provided for taxes at a 30.2% effective rate in the first quarter of 2009 compared to an effective rate of 37.5% in the first quarter of 2008.  The decrease in the Company’s effective tax rate results from the application of tax credits for sales of alternative fuel vehicles to tax-exempt municipalities that cannot claim the tax credits.  During 2009, the Company expects to continue to apply for alternative fuel vehicle tax credits for sales of alternative fuel vehicles to tax-exempt municipalities.  As a result, the Company’s effective tax rate may vary significantly depending on the number of alternative fuel vehicles sold to tax-exempt entities in any given period.

9 — Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”), which establishes principles and requirements for how the acquirer:  (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  SFAS 141(R) requires contingent consideration to be recognized at its fair value on the acquisition date and, for certain arrangements, changes in fair value to be recognized in earnings until settled.  SFAS 141(R) also requires acquisition-related transaction and restructuring costs to be expensed rather than treated as part of the cost of the acquisition.  SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The Company does not expect the adoption of SFAS 141(R) to have a significant impact on its consolidated results of operations and financial position, but will impact any business combinations that close in the future.

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities.”  EITF 03-6-1 requires unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents to be treated as participating securities as defined in EITF Issue No. 03-6, “Participating Securities and the Two-Class Method under FASB Statement No. 128,” and, therefore, included in the earnings allocation in computing earnings per share under the two-class method described in FASB Statement No. 128, “Earnings per Share.”  Upon adoption, all previously reported earnings per share data should be adjusted retrospectively to conform to the requirements of EITF 03-6-1.  The Company is required to adopt EITF 03-6-1 starting in 2009.  The Company does not expect EITF 03-6-1 to have an effect on its consolidated financial statements.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements contained in this Form 10-Q (or otherwise made by the Company or on the Company’s behalf from time to time in other reports, filings with the Securities and Exchange Commission, news releases, conferences, website postings or otherwise) that are not statements of historical fact constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended(the “Exchange Act”), notwithstanding that such statements are not specifically identified. Forward-looking statements include statements about the Company’s financial position, business strategy and plans and objectives of management of the Company for future operations.  These forward-looking statements reflect the best judgments of the Company about the future events and trends based on the beliefs of the Company’s management as well as assumptions made by and information currently available to the Company’s management.  Use of the words “may,” “should,” “continue,” “plan,” “potential,” “anticipate,” “believe,” “estimate,” “expect” and “intend” and words or phrases of similar import, as they relate to the Company or its subsidiaries or Company management, are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.  Forward-looking statements reflect the current view of the Company with respect to future events and are subject to risks and uncertainties that could cause actual results to differ materially from those in such statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, those set forth under Item 1A—Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 as well as future growth rates and margins for certain of our products and services, future demand for our products and services, risks associated with the current recession and its impact on capital markets and liquidity, competitive factors, general economic conditions, cyclicality, market conditions in the new and used truck and equipment markets, customer relations, relationships with vendors, the interest rate environment, governmental regulation and supervision, seasonality, distribution networks, product introductions and acceptance, technological change, changes in industry practices, one-time events and other factors described herein and in the Company’s quarterly and other reports filed with the Securities and Exchange Commission (collectively, “Cautionary Statements”). Although the Company believes that its expectations are reasonable, it can give no assurance that such expectations will prove to be correct. Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described in any forward-looking statements. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the applicable Cautionary Statements. All forward-looking statements speak only as the date on which they are made and the Company undertakes no duty to update or revise any forward-looking statements.

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

The Company is a full-service, integrated retailer of premium transportation and construction equipment and related services.  The Company’s Rush Truck Centers sell vehicles manufactured by Peterbilt Motors Company (a division of PACCAR, Inc.), International, Volvo, GMC, Hino, UD, Ford, Isuzu and Blue Bird.  The Company also operates two John Deere construction equipment dealerships at its Rush Equipment Centers in Southeast Texas. The newest construction equipment dealership opened in Rose City, Texas in July 2008.  Through its strategically located network of Rush Truck Centers and its Rush Equipment Centers, the Company provides one-stop service for the needs of its customers, including retail sales of new and used trucks and construction equipment, aftermarket parts sales, service and repair facilities, and financing, leasing and rental, and insurance products.

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

Goodwill

The Company applies the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), in accounting for goodwill.  SFAS 142 requires that goodwill and other intangible assets that have indefinite useful lives may not be amortized, but instead must be tested at least annually for impairment, and intangible assets that have finite useful lives should continue to be amortized over their useful lives.  SFAS 142 also provides specific guidance for testing goodwill and other non-amortized intangible assets for impairment.  SFAS 142 requires management to make certain estimates and assumptions in order to allocate goodwill to reporting units and to determine the fair value of a reporting unit’s net assets and liabilities, including, among other things, an assessment of market condition, projected cash flows, interest rates and growth rates, which could significantly impact the reported value of goodwill and other intangible assets.  SFAS 142 requires, in lieu of amortization, an annual impairment review of goodwill.  The Company performs its annual review during the fourth quarter of each year and, therefore, did not record an impairment charge related to goodwill during the first quarter of 2009.  Management is not aware of any impairment charge that may be required; however, a change in economic conditions, if one occurs, could result in an impairment charge in the future.

Revenue Recognition Policies

Income on the sale of a truck or a unit of construction equipment is recognized when the customer executes a purchase contract with us, the unit has been delivered to the customer and there are no significant uncertainties related to financing or collectibility. Lease and rental income is recognized over the period of the related lease or rental agreement. Parts and service revenue is recognized at the time the Company sells the parts to its customers or at the time the Company completes the service work order related to service provided to the customer’s unit. Payments received on prepaid maintenance plans are deferred as a component of accrued expenses and recognized as income when the maintenance is performed.

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

The Company follows FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109,” which requires that only income tax benefits that meet the “more likely than not” recognition threshold be recognized or continue to be recognized on its effective date.  The Company’s income tax expense includes the impact of reserve provisions and changes to reserves that it considers appropriate, as well as related interest.  Unfavorable settlement of any particular issue would require use of the Company’s cash and a charge to income tax expense.  Favorable resolution would be recognized as a reduction to income tax expense at the time of resolution.

Stock-Based Compensation Expense

The Company applies the provisions of SFAS 123(R), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including grants of employee stock options and employee stock purchases under the Employee Stock Purchase Plan based on estimated fair values.

The Company uses the Black-Scholes option-pricing model to estimate the fair value of share-based payment awards on the date of grant.  The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Consolidated Statement of Income.

Results of Operations

The following discussion and analysis includes the Company’s historical results of operations for the three months ended March 31, 2009 and 2008.

The following table sets forth certain financial data as a percentage of total revenues:

	Three Months Ended March 31,
	2009	2008

New and used truck sales	59.6%	62.3%
Parts and service	33.2	29.1
Construction equipment sales	2.1	4.2
Lease and rental	4.1	3.2
Finance and insurance	0.5	0.9
Other	0.5	0.3
Total revenues	100.0	100.0
Cost of products sold	81.3	80.6
Gross profit	18.7	19.4
Selling, general and administrative	15.8	14.1
Depreciation and amortization	1.2	1.0
Operating income	1.7	4.3
Interest expense, net	0.5	0.5
Gain on sale of assets	0.0	0.0
Income before income taxes	1.2	3.8
Provision for income taxes	0.4	1.4
Net income	0.8%	2.4%

The following table sets forth the unit sales and revenue for new heavy-duty, new medium-duty and used trucks and the absorption rate (revenue in millions):

	Three Months Ended March 31,		% Change
	2009	2008	2009 vs 2008
Truck unit sales:
New heavy-duty trucks	1,032	1,266	(18.5)%
New medium-duty trucks	754	972	(22.4)%
Total new truck unit sales	1,786	2,238	(20.2)%

Used truck unit sales	577	900	(35.9)%

Truck revenue:
New heavy-duty trucks	$124.0	$152.3	(18.6)%
New medium-duty trucks	48.8	55.2	(11.6)%
Total new truck revenue	$172.8	$207.5	(16.7)%

Used truck revenue	$22.7	$42.6	(46.7)%

Other revenue:(1)	$0.5	$1.3	(61.5)%

Absorption rate:	97.2%	104.9%	(7.3)%

(1)  Includes sales of truck bodies, trailers and other new equipment.

Key Performance Indicator

Absorption Rate

Management uses many performance metrics to evaluate the performance of its dealerships, but considers its “absorption rate” to be of critical importance.  Absorption rate is calculated by dividing the gross profit from the parts, service and body shop departments by the overhead expenses of all of a dealership’s departments, except for the selling expenses of the new and used truck departments and carrying costs of new and used truck inventory.  When 100% absorption is achieved, then gross profit from the sale of a truck, after sales commissions and inventory carrying costs, directly impacts operating profit.  In 1999, the Company’s truck dealerships’ absorption rate was approximately 80%.  The Company has made a concerted effort to increase its absorption rate since then.  The Company’s truck dealerships achieved a 104.9% absorption rate for the first quarter of 2008 and 97.2% absorption rate for the first quarter in 2009.

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008

Rush Enterprises remained profitable in the first quarter of 2009 despite very difficult market conditions.  The ongoing recession had a severe impact on the Company’s aftermarket operations in the first quarter of 2009.  Rush Truck Centers’ aftermarket parts, service and body shop revenues decreased 6.4% and gross profit decreased 12.8%.  This sharp decline in aftermarket gross profit caused our absorption rate to decrease to 97.2% from 104.9% in the first quarter of last year.

Depressed consumer spending has reduced over-the-road freight tonnage, the freight-intensive automotive and construction industries remain depressed, and most recently the oil and gas industry has dramatically reduced expenditures due to the decrease in oil and gas prices.  While our network of dealerships has been built to provide geographic and customer diversity, it appears that all areas of the country and almost every industry are being affected by the recession.  Decreased freight tonnage and overall weakness in almost every vocational market we serve creates excess capacity for our customers, which is allowing them to delay maintenance on the trucks they already own and purchases of new trucks.  The Company expects the second quarter of 2009 to be the weakest quarter since the truck market downturn began in 2007 because of weak truck and aftermarket sales.

We believe demand for new Class 8 trucks will begin to increase during the second half of the year because of the current average age of vehicles in operation, which is at a level last seen in the early 1990’s, and the impending 2010 diesel emissions regulations, which may add as much as $10,000 to the cost of Class 8 trucks with engines manufactured after January 1, 2010.  While depressed used truck values and tight credit continue to impede truck sales efforts, we are seeing increasing interest and requests for quotes from some of our customers.  Unfortunately, economic uncertainty remains high and we are not in a position to predict when the economy will improve and lenders will begin to ease credit requirements.  We are hopeful that the recent increase in customer interest and inquiries will translate into improved truck sales in the second half of 2009.

A.C.T. Research Co., LLC (“A.C.T. Research”), a truck industry data and forecasting service provider, currently predicts U.S. retail sales of Class 8 trucks of approximately 114,600 units in 2009, an 18.1% decline from the number of deliveries in 2008.  However, the Company expects that 2009 sales of Class 8 units to be in the range of 100,000 to 110,000 units.

A.C.T. Research currently predicts U.S. retail sales of Class 4, 5, 6, and 7 medium-duty trucks of approximately 153,500 units in 2009, an 11.5% decline from the number of deliveries in 2008.  The Company believes U.S. retail sales of medium-duty trucks in 2009 could decrease as much as 20% compared to 2008.

The Company’s parts, service and body shop sales decreased 7.1% in the first quarter of 2009 compared to the first quarter of 2008.  We anticipate parts, service and body shop sales to remain weak until general economic conditions improve.

In the first quarter of 2009, the Company’s construction equipment segment revenue decreased by 48.3% compared to the first quarter of 2008.  This decrease was largely attributable to the weakening construction market in the Houston area.  Current industry forecasts suggest that construction equipment sales will decline approximately 30% in the Company’s area of responsibility during 2009.

The ongoing weakness in the economy and tight credit markets continue to impact consumer confidence and spending, which have a direct impact on freight and our financial performance.  Overall economic uncertainty continues to make it difficult for the Company to forecast future results of operations.

Revenues

Revenues decreased $74.8 million, or 18.5%, in the first quarter of 2009 compared to the first quarter of 2008.  Sales of new and used trucks decreased $55.4 million, or 22.0%, in the first quarter of 2009 compared to the first quarter of 2008.  Uncertain economic conditions, the weak freight environment, slowing construction markets and tight credit markets contributed to decreased demand trucks and aftermarket service in the first quarter of 2009.  The Company does not believe that demand for trucks will increase until general economic conditions begin to improve and credit is made available to a wider range of buyers on reasonable terms.

The Company sold 1,032 heavy-duty units in the first quarter of 2009, a 18.5% decrease compared to 1,266 heavy-duty trucks in the first quarter of 2008.  According to A.C.T. Research, the U.S. Class 8 truck market decreased 28.0% in the first quarter of 2009 compared to the first quarter of 2008. The Company’s share of the U.S. Class 8 truck sales market was approximately 3.9% in 2008.  The Company expects its share to range between 3.9% and 4.1% of the U.S. Class 8 truck market in 2009, which would result in the sale of approximately 3,900 to 4,500 Class 8 trucks based on our current U.S. retail sales estimates of 100,000 to 110,000 units.

The Company sold 754 medium-duty trucks, including 128 buses, in the first quarter of 2009, a 22.4% decrease compared to 972 medium-duty trucks in the first quarter of 2008.  In June 2008, the Company acquired certain assets of Capital Bus Sales and Service of Texas, Inc., which included a Blue Bird bus franchise for the majority of Texas.  A.C.T. Research estimates that unit sales of Class 4 through 7 trucks in the U.S. decreased approximately 33% in the first quarter of 2009 compared to the first quarter of 2008.  In 2008, the Company achieved a 2.1% share of the Class 4 through 7 truck sales market in the U.S.  The Company expects its share to range between 2.1% and 2.3% of the U.S. Class 4 through 7 truck sales market in 2009.  This market share percentage would result in the sale of approximately 3,000 to 3,500 of Class 4 through 7 trucks in 2009 based on our current U.S. retail sales estimates of approximately 140,000 to 153,500 units.

The Company sold 577 used trucks in the first quarter of 2009, a 35.9% decrease compared to 900 used trucks in the first quarter of 2008.  For 2009, used truck sales volumes and prices will be primarily driven by general economic conditions and the availability of credit, which collectively have had a severe impact on this market since 2008.  The Company expects to sell approximately 2,300 to 2,500 used trucks in 2009.

Parts and service sales decreased $8.4 million, or 7.1%, in the first quarter of 2009 compared to the first quarter of 2008.  Same store parts and service sales decreased $13.3 million, or 11.3%, in the first quarter of 2009 compared to the first quarter of 2008 primarily due to weakening economic conditions.    Parts and service sales have continually decreased since the fall of 2008 and the Company expects parts and service sales to remain weak through the second quarter of 2009.

Sales of new and used construction equipment decreased $9.9 million, or 58.7%, in the first quarter of 2009 compared to the first quarter of 2008.  This decrease was largely attributable to the weakening construction market in the Houston area.  John Deere’s rolling twelve month average market share in the Houston area construction equipment market decreased to 16.4% as of March 31, 2009 from a rolling twelve month average of 18.1% as of March 31, 2008.  In 2009, the Company expects new construction equipment unit sales in our area of responsibility to decrease approximately 25% to 30%, compared to 2008.

Truck lease and rental revenues increased $0.5 million, or 3.5%, in the first quarter of 2009 compared to the first quarter of 2008.  This increase in lease and rental revenue is consistent with management’s expectations, considering the increased number of units put into service in the lease and rental fleet during 2008, which was primarily due to the acquisition of an Idealease location in North Carolina.  The Company expects lease and rental revenue to increase approximately 2% to 5% in 2009 compared to 2008.

Finance and insurance revenues decreased $1.9 million, or 52.4%, in the first quarter of 2009 compared to the first quarter of 2008.  The decrease in finance and insurance revenue is a direct result of the decline in truck sales and the tight credit market.  The Company expects finance and insurance revenue to fluctuate proportionately with the new Class 8 truck market in 2009.  Finance and insurance revenues have limited direct costs and, therefore, contribute a disproportionate share of the Company’s operating profits.

Other income increased $0.4 million, or 31.2% in the first quarter of 2009 compared to the first quarter of 2008.  Other income consists primarily of the gain on sale realized on trucks from the lease and rental fleet, commissions earned from John Deere for direct manufacturer sales into our area of responsibility, document fees related to truck sales and purchase discounts.

Gross Profit

Gross profit decreased $16.5 million, or 21.1%, in the first quarter of 2009 compared to the first quarter of 2008.  Gross profit as a percentage of sales decreased to 18.7% in the first quarter of 2009 from 19.4% in the first quarter of 2008.  This decrease is primarily a result of decreased demand for aftermarket parts and service, which causes margin deterioration in parts and service revenue.

Gross margins on Class 8 truck sales decreased to 7.0% in the first quarter of 2009 from 9.3% in the first quarter of 2008.  Gross margins on Class 8 truck sales were negatively impacted by decreased demand for new trucks and a change in our product sales mix that included decreased sales of trucks in inventory, which are a higher margin revenue item.  In 2009, the Company expects overall gross margins from Class 8 truck sales of approximately 6.0% to 7.0%.

Gross margins on medium-duty truck sales slightly increased to 6.4% in the first quarter of 2009 from 6.0% in the first quarter of 2008.  Gross margins on medium-duty trucks are difficult to forecast accurately because gross margins vary significantly depending upon the mix of fleet and non-fleet purchasers and types of medium-duty trucks sold.  For 2009, the Company expects overall gross margins from medium-duty truck sales of approximately 5.0% to 6.5%.

Gross margins on used truck sales decreased to 5.7% in the first quarter of 2009 from 7.0% in the first quarter of 2008.  Write-downs of used truck inventory values during the first quarter of 2009 caused gross margins on used truck sales to decrease in the first quarter of 2009 compared to the first quarter of 2008.  The write-downs were necessary because of decreased demand for used trucks as a result of worsening general economic conditions, decreased freight demand, and the tight credit market.  The Company is hopeful that margins on used trucks will be in the range of approximately 5.5% to 7.5% during 2009, but this will largely depend upon general economic conditions and the availability of credit.

Gross margins from the Company’s parts, service and body shop operations decreased to 39.2% in the first quarter of 2009 from 41.6% in the first quarter of 2008.  Gross profit for the parts, service and body shop departments decreased slightly to $42.8 million in the first quarter of 2009 from $48.9 million in the first quarter of 2008.  The Company expects gross margins on parts, service and body shop operations of approximately 39.0% to 41.0% during 2009.

Gross margins on new and used construction equipment sales increased to 12.0% in the first quarter of 2009 from 10.4% in the first quarter of 2008.  This increase in gross margin is primarily attributable to a change in our product sales mix.  The Company expects 2009 gross margins to remain in a range of approximately 9.0% to 12.0% as the Company continues efforts to increase its market share.

Gross margins from truck lease and rental sales decreased to 11.5% in the first quarter of 2009 from approximately 16.9% in the first quarter of 2008.  The decrease in the gross margin from lease and rental sales is primarily due to the decreased utilization of trucks and crane-mounted trucks in our rental fleet.  The Company expects gross margins from lease and rental sales of approximately 11.0% to 16.0% during 2009.  The Company’s policy is to depreciate its lease and rental fleet using a straight line method over the customer’s contractual lease term.  The lease unit is depreciated to a residual value that approximates fair value at the expiration of the lease term.  This policy results in the Company realizing reasonable gross margins while the unit is in service and a corresponding gain or loss on sale when the unit is sold at the end of the lease term.

Finance and insurance revenues and other income, as described above, have limited direct costs and, therefore, contribute a disproportionate share of gross profit.

Selling, General and Administrative Expenses

Selling, General and Administrative (“SG&A”) expenses decreased $4.9 million, or 8.6%, in the first quarter of 2009 compared to the first quarter of 2008.  SG&A expenses as a percentage of sales increased to 15.8% in the first quarter of 2009 from 14.1% in the first quarter of 2008.  SG&A expenses as a percentage of sales have historically ranged from 10.0% to 15.0%.  In general, when new and used truck revenue decreases as a percentage of revenue, SG&A expenses as a percentage of revenue will be at, or exceed, the higher end of this range.  In the first quarter of 2009, the selling portion of SG&A expenses, which consists primarily of commissions on truck and construction equipment sales, decreased 29.3% and the general and administrative portion of SG&A decreased 6.6% compared to the first quarter of 2008.  In 2009, the Company expects the selling portion of SG&A expenses to be approximately 25% to 28% of new and used truck gross profit.  The selling portion of SG&A varies based on the gross profit derived from truck sales.  The Company took action throughout 2008 and in the first quarter of 2009 to reduce overhead expenses to a level more appropriate to serve the current market.  The Company will continue to adjust the general and administrative portion of SG&A in accordance with market conditions.

Interest Expense, Net

Net interest expense decreased $0.3 million, or 15.7%, in the first quarter of 2009 compared to the first quarter of 2008.  If floor plan interest rates remain at current levels, the Company expects net interest expense in 2009 to decrease approximately 10.0% compared to 2008.

Income Before Income Taxes

Income before income taxes decreased $11.4 million, or 73.5%, in the first quarter of 2009 compared to the first quarter of 2008, as a result of the factors described above.  The Company believes that income before income taxes in 2009 will decrease compared to 2008 based on the factors described above.

Income Taxes

Income taxes decreased $4.6 million, or 78.7%, in the first quarter of 2009 compared to the first quarter of 2008.  The Company provided for taxes at a 30.2% effective rate in the first quarter of 2009 compared to an effective rate of 37.5% in the first quarter of 2008.  The decrease in the Company’s effective tax rate results from the application of tax credits for sales of alternative fuel vehicles to tax-exempt municipalities that cannot claim the tax credits.  During 2009, the Company expects to continue to apply for alternative fuel vehicle tax credits for sales of alternative fuel vehicles to tax-exempt municipalities.  These transactions will increase the Company’s SG&A expense because the Company passes a portion of these credits on to these tax-exempt municipalities in the form of a discretionary rebate.  As a result, the Company’s effective tax rate may vary significantly depending on the number of alternative fuel vehicles sold to tax-exempt entities.

Liquidity and Capital Resources

The Company’s short-term cash requirements are primarily for working capital, inventory financing, the improvement and expansion of existing facilities, the implementation of SAP enterprise software and dealership management system, and the construction of new facilities.  Historically, these cash requirements have been met through the retention of profits and borrowings under our floor plan arrangements. As of March 31, 2009, the Company had working capital of approximately $168.3 million, including $131.6 million in cash available to fund our operations.  The Company believes that these funds are sufficient to meet its short-term and long-term cash requirements.

The Company may request working capital advances in the minimum amount of $100,000 under its Amended and Restated Wholesale Security Agreement with GE Capital, its primary truck lender.  However, such working capital advances may not cause the total indebtedness owed GE Capital to exceed an amount equal to the wholesale advances made against the then current inventory less any payment reductions then due.  There were no working capital advances outstanding under this agreement at March 31, 2009.

The Company has a secured line of credit that provides for a maximum borrowing of $8.0 million.  There were no advances outstanding under this secured line of credit at March 31, 2009, however, $6.1 million was pledged to secure various letters of credit related to self-insurance products, leaving $1.9 million available for future borrowings as of March 31, 2009.

The Company’s long-term real estate debt agreements require the Company to satisfy various financial ratios such as the debt to worth ratio and the fixed charge coverage ratio.  The Company’s floor plan financing agreement with GE Capital does not contain financial covenants.  At March 31, 2009, the Company is in compliance with all debt covenants.  The Company does not anticipate any breach of the covenants in the foreseeable future.

Titan Technology Partners is currently implementing SAP enterprise software and a new SAP dealership management system for the Company.  The total cost of the SAP software and implementation is estimated to be approximately $30.0 million to $32.0 million.  As of March 31, 2009, the Company had cumulative expenditures of $22.7 million related to the SAP project.  The Company expects to spend approximately $7.0 million to $8.0 million related to the SAP project in 2009.

The Company is currently constructing a new facility for its Rush Truck Center location in Oklahoma City, Oklahoma at an estimated cost of $12.0 million.  As of March 31, 2009, the Company had expenditures of $5.6 million related to the construction of the new facility.

The Company also expects to make capital expenditures for recurring items such as computers, shop tools and equipment and vehicles of approximately $10.0 million during 2009. As of March 31, 2009, the Company had expenditures of approximately $1.0 million related to these recurring items.

On July 22, 2008, the Company’s Board of Directors approved a stock repurchase program authorizing the Company to repurchase, from time to time, up to an aggregate of $20,000,000 of its shares of Class A common stock and/or Class B common stock.  Repurchases will be made at times and in amounts as the Company deems appropriate and will be made through open market transactions, privately negotiated transactions and other lawful means. The manner, timing and amount of any repurchases will be determined by the Company based on an evaluation of market conditions, stock price and other factors, including those related to the ownership requirements of its dealership agreements with manufacturers it represents. The stock repurchase program has no expiration date and may be suspended or discontinued at any time.  While the stock repurchase program does not obligate the Company to acquire any particular amount or class of common stock, the Company anticipates that it will be repurchasing primarily shares of its Class B common stock.  As of March 31, 2009, the Company has repurchased 1,639,843 shares of its Class B common stock at a cost of $17.9 million, none of which occurred during the first quarter of 2009.

The Company currently anticipates funding its capital expenditures relating to the SAP software and implementation, construction of its new Rush Truck Center in Oklahoma City, recurring expenses and any stock repurchases through its operating cash flow.  The Company expects to finance 80% of the appraised value of the Oklahoma City facility upon completion, which will increase the Company’s cash and cash equivalents by that amount.

The Company has no other material commitments for capital expenditures as of March 31, 2009, except that the Company will continue to purchase vehicles for its lease and rental division and authorize capital expenditures for improvement and expansion of its dealership facilities based on market opportunities.  The Company expects to purchase trucks worth approximately $30.0 million for its leasing operations in 2009, depending on customer demand, which it will finance.

Cash Flows

Cash and cash equivalents decreased by $14.8 million during the three months ended March 31, 2009 and decreased by $40.8 million during the three months ended March 31, 2008.  The major components of these changes are discussed below.

Cash Flows from Operating Activities

Cash flows from operating activities include net income adjusted for non-cash items and the effects of changes in working capital.  During the first quarter of 2009, operating activities resulted in net cash provided by operations of $41.8 million.  Cash provided by operating activities was primarily impacted by the decrease in inventories which was offset by the decrease in accounts payable and accrued expenses.  During the first quarter of 2008, operating activities resulted in net cash used in operations of $11.6 million.

Cash flows from operating activities as adjusted for all draws and (payments) on floor plan notes (“Adjusted Cash Flows from Operating Activities”) was $5.1 million for the three months ended March 31, 2009 and $2.4 million for the three months ended March 31, 2008.  Generally, all vehicle and construction equipment dealers finance the purchase of vehicles and construction equipment with floor plan borrowings, and our agreements with our floor plan providers require us to repay amounts borrowed for the purchase of such vehicles and equipment immediately after they are sold.  As a result, changes in floor plan notes payable are directly linked to changes in vehicle and construction equipment inventory.  However, as reflected in our consolidated statements of cash flows, changes in inventory are recorded as cash flows from operating activities, and draws and (payments) on floor plan notes are recorded as cash flows from financing activities.

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

	Three Months Ended March 31,
	2009	2008
Net cash provided by (used in) operating activities (GAAP)	$41,827	$(11,641)
Payments on floor plan notes payable	(36,764)	14,019

Adjusted Cash Flows from Operating Activities (Non-GAAP)	$5,063	$2,378

Cash Flows from Investing Activities

Cash flows used in investing activities consist primarily of cash used for capital expenditures.  During the first quarter of 2009, cash used in investing activities was $10.9 million.  Capital expenditures consisted of purchases of property and equipment, and improvements to our existing dealership facilities and construction of our new facility in Oklahoma City, Oklahoma of $11.0 million. Property and equipment purchases during the first quarter of 2009 consisted of $3.1 million for additional units for the rental and leasing operations, which was directly offset by borrowings of long-term debt.  The Company expects to purchase trucks worth approximately $30.0 million for its leasing operations in 2009, depending on customer demand, all of which will be financed.  During 2009, the Company expects to make capital expenditures for recurring items such as computers, shop equipment and vehicles of approximately $10.0 million in addition to $7.0 million to $8.0 million for the SAP software implementation described above.

During the first quarter of 2008, cash used in investing activities was $36.9 million.  The Company purchased investments of $355.6 million which was offset by proceeds from the sale of these investments of $325.3 million.  See Note 6 of Notes to Consolidated Financial Statements for an explanation of these investments.  Capital expenditures consisted of purchases of property and equipment, and improvements to our existing dealership facilities of $6.8 million.  Property and equipment purchases during the first quarter of 2008 consisted of $1.3 million of additional units for the rental and leasing operations, which was directly offset by borrowings of long-term debt.

Cash Flows from Financing Activities

Cash flows from financing activities include borrowings and repayments of long-term debt and net proceeds of floor plan notes payable.  Cash used in financing activities was $45.7 million during the first quarter of 2009. The Company had borrowings of long-term debt of $2.7 million and repayments of long-term debt of $10.8 million during the first quarter of 2009.  The Company had net payments of floor plan notes payable of $36.8 million during the first quarter of 2009.  The borrowings of long-term debt were primarily related to units for the rental and leasing operations.

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

Substantially all of the Company’s truck purchases are made on terms requiring payment within 15 days or less from the date the trucks are invoiced from the factory.  Effective August 1, 2007, the Company entered into an Amended and Restated Wholesale Security Agreement with GE Capital.  Interest under the floor plan financing agreement is payable monthly and the rate varies from LIBOR plus 1.15% to LIBOR plus 1.50% depending on the average aggregate month-end balance of debt.  The Company finances substantially all of the purchase price of its new truck inventory, and the loan value of its used truck inventory under the floor plan financing agreement with GE Capital, under which GE Capital pays the manufacturer directly with respect to new trucks. The Company makes monthly interest payments to GE Capital on the amount financed, but is not required to commence loan principal repayments on any vehicle until such vehicle has been floor planned for 12 months or is sold.  The floor plan financing agreement allows for prepayments and working capital advances with monthly adjustments to the interest due on outstanding advances.  On March 31, 2009, the Company had approximately $229.1 million outstanding under its floor plan financing agreement with GE Capital.

Substantially all of the Company’s new construction equipment purchases are financed by John Deere and JPMorgan Chase (“Chase”).  The agreement with John Deere provides an interest free financing period after which time the amount financed is required to be paid in full.  When construction equipment is sold prior to the expiration of the interest free finance period, the Company is required to repay the principal within approximately ten days of the sale. If the construction equipment financed by John Deere is not sold within the interest free finance period, it is transferred to the Chase floor plan arrangement.  The Company makes principal payments for sold new and used construction equipment to Chase on the 15th day of each month.  New and used construction equipment is financed to a maximum of book value under a floor plan arrangement with Chase.  The Company makes monthly interest payments on the amount financed and is required to commence loan principal repayments on construction equipment as book value is reduced.  Principal payments for sold used construction equipment are made to Chase no later than the 15th day of each month following the sale. The loans are collateralized by a lien on the construction equipment.  As of March 31, 2009, the Company’s floor plan arrangement with Chase permitted the financing of up to $20.0 million in construction equipment.  On March 31, 2009, the Company had $1.9 million outstanding under its floor plan financing arrangements with John Deere and $15.0 million outstanding under its floor plan financing arrangement with Chase.

Backlog

On March 31, 2009, the Company’s backlog of truck orders was approximately $61.0 million as compared to a backlog of truck orders of approximately $255.6 million on March 31, 2008. The Company includes only confirmed orders in its backlog.  The delivery time for a custom-ordered truck varies depending on the truck specifications and demand for the particular model ordered; however, due to the decreased demand for trucks, delivery times for heavy-duty trucks have decreased significantly from delivery times during periods of peak demand.  As a result, purchasers of heavy-duty trucks currently do not need to place orders several months in advance.  The Company sells the majority of its new trucks by customer special order, with the remainder sold out of inventory. Orders from a number of the Company’s major fleet customers are included in the Company’s backlog as of March 31, 2009.

Seasonality

The Company’s heavy-duty truck business is moderately seasonal. Seasonal effects on new truck sales related to the seasonal purchasing patterns of any single customer type are mitigated by the diverse geographic locations of our dealerships and the Company’s diverse customer base, including regional and national fleets, local municipalities, corporations and owner operators. However, truck parts and service operations historically have experienced higher sales volumes in the second and third quarters.

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

Cyclicality

The Company’s business is dependent on a number of factors relating to general economic conditions, including fuel prices, interest rate fluctuations, economic recessions, environmental and other government regulations and customer business cycles. Unit sales of new trucks have historically been subject to substantial cyclical variation based on these general economic conditions. According to data published by A.C.T. Research, in recent years total domestic retail sales of new Class 8 trucks have ranged from a low of approximately 140,000 in 2001 and 2008 to a high of approximately 291,000 in 2006.  Through geographic expansion, concentration on higher margin parts and service operations and diversification of its customer base, the Company believes it can reduce the negative impact on the Company’s earnings of cyclical trends affecting the heavy-duty truck industry.

Environmental Standards and Other Governmental Regulations

Our operations are subject to numerous federal, state and local laws and regulations, including laws and regulations designed to protect the environment by regulating the discharge of materials into the environment. EPA emission guidelines have traditionally had a major impact on our operations.

EPA emissions guidelines regarding nitrous oxides are scheduled to go into effect for all diesel engines built subsequent to January 1, 2010.  Based on current economic and market conditions, the Company does not expect a strong pre-buy of Class 8 trucks to occur in 2009. The magnitude of any pre-buy will be largely dependent upon general economic conditions in the U.S. through the remainder of 2009.  The EPA has also passed regulations requiring manufacturers to install on-board diagnostic systems that monitor the functioning of emission control components and alert the vehicle operator to any detected need for emission-related repair on 2010 and later heavy- and medium-duty trucks, which could also impact demand for trucks.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk.

Market risk, including interest rate risk and other relevant market rate or price risks, represents the risk of loss that may impact the financial position, results of operations, or cash flows of the Company.

The Company is exposed to some market risk through interest rates related to our floor plan financing agreements, variable rate debt and discount rates related to finance sales.  Floor plan borrowings are based on LIBOR and are used to meet working capital needs.  As of March 31, 2009, the Company had floor plan borrowings of approximately $245.9 million.  Assuming an increase or decrease in LIBOR of 100 basis points, annual interest expense could correspondingly increase or decrease by approximately $2.5 million.  The Company provides all customer financing opportunities to various finance providers. The Company receives all finance charges in excess of a negotiated discount rate from the finance providers in the month following the date of the financing. The negotiated discount rate is variable, thus subject to interest rate fluctuations. This interest rate risk is mitigated by the Company’s ability to pass discount rate increases to customers through higher financing rates.

The Company is also exposed to some market risk through interest rates related to the investment of our current cash and cash equivalents which totaled $131.6 million on March 31, 2009.  These funds are generally invested in variable interest rate instruments in accordance with the Company’s investment policy.  As such instruments mature and the funds are reinvested, we are exposed to changes in market interest rates. This risk is mitigated by management’s ongoing evaluation of the best investment rates available for current and noncurrent high quality investments.  If market interest rates were to decrease immediately and uniformly to yield 0%, the Company’s annual interest income could correspondingly decrease by approximately $650,000.

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

As of March 31, 2009, the Company holds $7.6 million of auction rate securities with underlying tax-exempt municipal bonds with stated maturities of 22 years.  Given the current market conditions in the auction rate securities market, if the Company determines that the fair value of these securities has temporarily decreased by 10%, the Company’s equity could correspondingly decrease by approximately $0.8 million.  If it is determined that the fair value of these securities is other-than-temporarily impaired by 10%, the Company could record a loss on its Consolidated Statements of Income of approximately $0.8 million.  For further discussion of the risks related to our auction rate securities, see Note 6 — Investments of the Notes to Consolidated Financial Statements and Item 1A — Risk Factors in the Company’s Annual Report on Form   10-K for the year ended December 31, 2008.

The Company has not used derivative financial instruments in our investment portfolio.

ITEM 4. Controls and Procedures.

The Company, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2009 to provide reasonable assurance that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) is accumulated and communicated to Company management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in the Company’s internal control over financial reporting that occurred during the three months ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A. Risk Factors.

While we attempt to identify, manage and mitigate risks and uncertainties associated with our business to the extent practical under the circumstances, some level of risk and uncertainty will always be present.  Item 1A, Part I of our 2008 Annual Report on Form 10-K (the “2008 Annual Report”) describes some of the risks and uncertainties associated with our business that have the potential to materially affect our business, financial condition or results of operations.

There has been no material change in our risk factors disclosed in our 2008 Annual Report.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The Company did not make any unregistered sales of equity securities during the first quarter of 2009, nor did it repurchase any shares of its Class A Common Stock or Class B Common Stock during the first quarter of 2009.

ITEM 3.  Defaults Upon Senior Securities.

Not Applicable

ITEM 4.  Submission of Matters to a Vote of Security Holders.

Not Applicable

ITEM 5.  Other Information.

Not Applicable

ITEM 6. Exhibits

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

RUSH ENTERPRISES, INC.

Date: May 11, 2009	By:	/S/ W.M. “RUSTY” RUSH
W.M. “Rusty” Rush
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 11, 2009	By:	/S/ STEVEN L. KELLER
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