Form 10-Q
period 2009-06-30
RUSH ENTERPRISES INC \TX\
filed 2009-08-10
CIK 1012019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicated below is the number of shares outstanding of each of the issuer’s classes of common stock, as of August 3, 2009.

Number of
Shares
Title of Class	Outstanding
Class A Common Stock, $.01 Par Value	26,377,848
Class B Common Stock, $.01 Par Value	10,685,894

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

JUNE 30, 2009 AND DECEMBER 31, 2008

(In Thousands, Except Shares)

	June 30,	December 31,
	2009	2008
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$120,951	$146,411
Investments	7,575	7,575
Accounts receivable, net	49,098	55,274
Inventories	298,031	362,234
Prepaid expenses and other	2,350	3,369
Deferred income taxes, net	9,495	6,730

Total current assets	487,500	581,593

Property and equipment, net	335,832	332,147

Goodwill, net	141,066	141,904

Other assets, net	1,080	1,146

Total assets	$965,478	$1,056,790

Liabilities and shareholders’ equity
Current liabilities:
Floor plan notes payable	$218,680	$282,702
Current maturities of long-term debt	43,361	37,665
Current maturities of capital lease obligations	4,092	3,454
Trade accounts payable	23,424	31,530
Accrued expenses	37,457	49,125
Total current liabilities	327,014	404,476

Long-term debt, net of current maturities	151,902	172,011
Capital lease obligations, net of current maturities	14,751	11,366
Deferred income taxes, net	51,357	52,896

Shareholders’ equity:
Preferred stock, par value $.01 per share; 1,000,000 shares authorized; 0 shares outstanding in 2009 and 2008	—	—
Common stock, par value $.01 per share; 60,000,000 class A shares and 20,000,000 class B shares authorized; 26,526,474 class A shares and 12,325,737 class B shares issued and 26,377,848 class A shares and 10,685,894 class B shares outstanding in 2009; 26,327,734 class A shares and 12,324,987 class B shares issued and 26,255,974 class A shares and 10,685,144 class B shares outstanding in 2008	387	386
Additional paid-in capital	186,888	183,818
Treasury stock, at cost: 1,639,843 shares	(17,948)	(17,948)
Retained earnings	251,127	249,785

Total shareholders’ equity	420,454	416,041

Total liabilities and shareholders’ equity	$965,478	$1,056,790

The accompanying notes are an integral part of these consolidated financial statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Revenues:
New and used truck sales	$187,154	$297,237	$383,142	$548,663
Parts and service	102,712	120,465	211,930	238,045
Construction equipment sales	5,481	18,960	12,484	35,899
Lease and rental	13,236	13,376	26,712	26,400
Finance and insurance	2,268	3,193	3,983	6,797
Other	1,277	1,487	2,963	2,772

Total revenue	312,128	454,718	641,214	858,576

Cost of products sold:
New and used truck sales	179,846	281,305	362,673	512,342
Parts and service	62,775	69,989	129,224	138,629
Construction equipment sales	5,200	17,192	11,382	32,372
Lease and rental	11,589	11,819	23,517	22,641

Total cost of products sold	259,410	380,305	526,796	705,984

Gross profit	52,718	74,413	114,418	152,592

Selling, general and administrative	50,378	59,012	102,429	115,957

Depreciation and amortization	4,813	3,927	8,791	7,802

Operating (loss) income	(2,473)	11,474	3,198	28,833

Interest expense, net	1,507	1,773	3,131	3,700

Gain on sale of assets	22	5	77	54

(Loss) income before taxes	(3,958)	9,706	144	25,187

(Benefit) provision for income taxes	(2,437)	3,639	(1,198)	9,445

Net (loss) income	$(1,521)	$6,067	$1,342	$15,742

(Loss) earnings per common share:
Basic	$(.04)	$.16	$.04	$.41
Diluted	$(.04)	$.16	$.04	$.40

Weighted average shares outstanding:
Basic	37,039	38,458	37,015	38,415
Diluted	37,039	38,971	37,389	38,951

The accompanying notes are an integral part of these consolidated financial statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2009	2008

Cash flows from operating activities:
Net income	$1,342	$15,742
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,824	18,602
(Gain) on sale of property and equipment	(77)	(54)
Stock-based compensation expense related to stock options and employee stock purchases	2,481	2,440
Provision (benefit) for deferred income tax expense	(4,304)	4,247
Excess tax benefits from stock-based compensation	(206)	(677)
Change in accounts receivable, net	6,176	(1,988)
Change in inventories	70,308	22,623
Change in prepaid expenses and other, net	1,019	(568)
Change in trade accounts payable	(8,106)	(6,873)
Change in accrued expenses	(11,462)	(15,977)

Net cash provided by operating activities	77,995	37,517

Cash flows from investing activities:
Purchase of investments	—	(355,575)
Proceeds from the sale of investments	—	348,000
Acquisition of property and equipment	(23,513)	(21,049)
Proceeds from the sale of property and equipment	132	203
Business acquisitions	—	(37,387)
Change in other assets	5	32

Net cash (used in) investing activities	(23,376)	(65,776)

Cash flows from financing activities:
Draws (payments) on floor plan notes payable, net	(64,022)	8,387
Proceeds from long-term debt	6,137	11,740
Principal payments on long-term debt	(20,550)	(19,590)
Principal payments on capital lease obligations	(2,217)	(2,559)
Debt issuance costs	(17)	(28)
Excess tax benefits from stock-based compensation	206	677
Proceeds from issuance of shares relating to employee stock options and employee stock purchases	384	746

Net cash (used in) financing activities	(80,079)	(627)

Net (decrease) in cash and cash equivalents	(25,460)	(28,886)

Cash and cash equivalents, beginning of period	146,411	187,009

Cash and cash equivalents, end of period	$120,951	$158,123

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$7,234	$8,116
Income taxes, net of refunds	$3,500	$4,912
Noncash operating activities:
Asset impairment (See Note 11)	$4,920	$—
Noncash investing activities:
Assets acquired under capital leases	$6,240	$1,140

The accompanying notes are an integral part of these consolidated financial statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1 — Principles of Consolidation and Basis of Presentation

The interim consolidated financial statements included herein have been prepared by Rush Enterprises, Inc. and its subsidiaries (collectively referred to as the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  All adjustments have been made to the accompanying interim consolidated financial statements, which, in the opinion of the Company’s management, are necessary for a fair presentation of the Company’s operating results.  All adjustments are of a normal recurring nature.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations.  It is recommended that these interim consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.  Results of operations for interim periods are not necessarily indicative of results that may be expected for any other interim periods or the full fiscal year.

The Company has reviewed and evaluated events and transactions which have occurred subsequent to June 30, 2009 through August 10, 2009, the date of issuance of these financial statements.

2 — Goodwill and Other Intangible Assets

The Company performs an annual impairment review of goodwill during the fourth quarter of each year, however, an interim evaluation of goodwill was required during the second quarter of 2009 due to General Motors’ decision to terminate production of medium-duty GMC trucks, which resulted in the winding-down of the Company’s medium-duty GMC truck franchises.

The goodwill allocation was based on the relative fair values of the medium-duty GMC truck franchises and the portion of the Company’s Truck Segment remaining.  The Company’s Truck Segment recorded a non-cash charge of $0.8 million related to the impairment of the goodwill of its medium-duty GMC truck franchises.  See Note 11 for further discussion of the wind-down of the Company’s medium-duty GMC truck franchise agreements.

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

4 — Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Numerator:
Numerator for basic and diluted earnings per share, net (loss) income available to common shareholders	$(1,521,000)	$6,067,000	$1,342,000	$15,742,000

Denominator:
Denominator for basic earnings per share, adjusted weighted average shares outstanding	37,038,835	38,457,698	37,015,257	38,415,421
Effect of dilutive securities:
Employee and director stock options and restricted share awards	—	513,663	374,184	535,403
Denominator for diluted earnings per share, adjusted weighted average shares outstanding and assumed conversions	37,038,835	38,971,361	37,389,441	38,950,824

Basic (loss) earnings per common share	$(.04)	$.16	$.04	$.41
Diluted (loss) earnings per common share and common share equivalents	$(.04)	$.16	$.04	$.40

Options to purchase shares of common stock that were outstanding for the three months and six months ended June 30, 2009 and 2008 that were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive are as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2009		2008	2009	2008
Options in the money and non-vested restricted share awards	1,910,291	(1)	—	—	—
Other options	1,572,231		554,365	1,961,028	554,365
Total anti-dilutive securities	3,482,522		554,365	1,961,028	554,365

(1)          The Company cannot include potentially dilutive common shares in the computation of any diluted per-share amount when a loss from continuing operations exists.  If the Company had not recorded a loss from continuing operations in the second quarter of 2009, 505,322 dilutive shares would have been included in diluted earnings per share.

5 — Stock Options and Restricted Stock Awards

Valuation and Expense Information under SFAS 123(R)

The Company accounts for stock-based compensation in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”), which requires the measurement and recognition of compensation expense for all share-based payment awards made to the Company’s employees and directors including employee stock options, restricted share awards and employee stock purchases related to the Employee Stock Purchase Plan based on estimated fair values.  During the three months ended June 30, 2009, the Company granted restricted stock awards to directors as authorized by the Rush Enterprises, Inc. Amended and Restated 2006 Non-Employee Director Stock Plan.  Stock-based compensation expense, calculated using the Black-Scholes option-pricing model and included in selling, general and administrative expense, was $1.2 million for the three months ended June 30, 2009, and $1.2 million for the three months ended June 30, 2008.  Stock-based compensation expense, included in selling, general and administrative expense, for the six months ended June 30, 2009, was $2.5 million and for the six months ended June 30, 2008, was $2.4 million.  As of June 30, 2009, there was $5.0 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements to be recognized over a weighted-average period of 3.1 years.

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

As of June 30, 2009, the Company holds $7.6 million of auction rate securities with underlying tax-exempt municipal bonds with stated maturities of 22 years.  These bonds have credit wrap insurance and a credit rating of A by Standard & Poor’s.

The Company believes that the credit quality and fair value of the auction rate securities it holds has not been negatively impacted; therefore, no impairment charges have been recorded as of June 30, 2009.  As of June 30, 2009, the Company has valued these investments at fair value, which approximates cost.  The Company used observable inputs to determine fair value, including consideration of broker quotes, the overall quality of the underlying municipality, the credit quality of the insurance company, as well as successful subsequent auctions.  Accordingly, the Company has considered this fair value to be a Level 2 valuation under SFAS No. 157, “Fair Value Measurement.”  If the credit quality of these investments deteriorates, or adverse developments occur in the bond insurance market, the Company may be required to record an impairment charge on these investments in the future.

7 — Inventory

New and used truck and equipment inventory is reviewed quarterly and, if necessary, the Company makes adjustments to the value of specific units.  The Company recorded a used truck inventory write-down of $5.4 million during the quarter ended June 30, 2008 and $1.1 million during the quarter ended June 30, 2009, which was recorded as a charge to cost of goods sold.  On both occasions, the Company adjusted its used truck inventory to its estimated market value, which it considers to be the net realizable value plus a reasonable profit percentage.

During the quarter ended June 30, 2009, the Company recorded a net inventory write-down of $3.4 million on new medium-duty GMC trucks and a net write-down of $0.6 million on its GMC parts inventory due to General Motors’ decision to discontinue manufacturing GMC medium-duty trucks and to wind-down the Company’s medium-duty GMC truck franchise agreements.  See Note 11 for further discussion of the wind-down of the Company’s medium-duty GMC truck franchise agreements.

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

The Company accounts for intersegment sales and transfers as if the sales or transfers were to third parties; that is, at current market prices. There were no material intersegment sales during the quarters ended June 30, 2009 and 2008.

The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately because each business unit requires different technology and marketing strategies. Business units were maintained through expansion and acquisitions.  The following table contains summarized information about reportable segment profit or loss and segment assets for the periods ended June 30, 2009 and 2008 (in thousands):

	Truck Segment	Construction Equipment Segment	All Other	Totals

Three months ended June 30, 2009

Revenues from external customers	$298,266	$9,557	$4,305	$312,128
Segment income before taxes	(3,838)	276	(396)	(3,958)
Segment assets	907,990	29,950	27,538	965,478

Six months ended June 30, 2009

Revenues from external customers	$611,510	$21,152	$8,552	$641,214
Segment income before taxes	(125)	1,141	(872)	144

Three months ended June 30, 2008

Revenues from external customers	$425,165	$24,651	$4,902	$454,718
Segment income before taxes	8,147	1,850	(291)	9,706
Segment assets	989,906	27,874	28,247	1,046,027

Six months ended June 30, 2008

Revenues from external customers	$802,298	$47,069	$9,209	$858,576
Segment income before taxes	22,183	3,768	(764)	25,187

Revenues from segments below the quantitative thresholds requiring them to be reported separately are attributable to three operating segments of the Company. These segments include a tire company, an insurance agency, and a hunting lease operation. None of these segments has ever met any of the quantitative thresholds that would require them to be reported separately.

9 — Income Taxes

The Company accrued unrecognized income tax benefits totaling $1.9 million as a component of accrued liabilities as of June 30, 2009 and December 31, 2008.  The unrecognized tax benefits of $1.9 million at June 30, 2009, if recognized, would impact the Company’s effective tax rate.  Included in this $1.9 million accrual is accrued interest of $185,000 related to unrecognized tax benefits.  No amounts were accrued for penalties.

The Company does not anticipate a significant change in the amount of unrecognized tax benefits in the next 12 months.  As of June 30, 2009, the tax years ended December 31, 2005, through 2008 remained subject to examination by tax authorities.  The U.S. Internal Revenue Service is currently examining the Company’s federal income tax return for the tax year 2005.

Prior to the application of alternative fuel vehicle tax credits, the Company provided for taxes at a 39.0% rate in the second quarter of 2009, compared to a rate of 37.5% in the second quarter of 2008.  The tax rate in the second quarter of 2009 was offset $0.9 million by tax credits for sales of alternative fuel vehicles to tax-exempt entities.  For the remainder of 2009, the Company expects to provide for taxes at a rate of 39.0% prior to the application of alternative fuel vehicle tax credits.  As a result, the Company’s effective tax rate may vary significantly depending on the number of alternative fuel vehicles sold to tax-exempt entities in any given period.

10 — Fair Value of Financial Instruments

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

11 — Medium-Duty GMC Truck Franchises

During the second quarter of 2009, General Motors made the decision to terminate its medium-duty GMC truck production and wind-down the Company’s medium-duty GMC truck franchises, which forced the Company to take a $6.7 million pre-tax asset impairment charge.  The impairment charge was offset by $1.8 million in assistance from General Motors.  This impairment charge resulted in a net charge to cost of sales of $4.0 million, a net charge to SG&A expense of $0.1 million and a charge to amortization expense of $0.8 million.  See Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional detail related to the wind-down of the Company’s medium-duty GMC truck franchises.

12 — Recent Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination that Arise from Contingencies” (“FAS 141(R)-1”).  FAS 141(R)-1 requires that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value, in accordance with FAS 157, “Fair Value Measurements,” if the fair value can be determined during the measurement period.  If the fair value of a pre-acquisition contingency cannot be determined during the measurement period, FAS 141(R)-1 requires that the contingency be recognized at the acquisition date in accordance with FASB Statement No. 5, “Accounting for Contingencies,” and FASB Interpretation No. 14, “Reasonable Estimation of the Amount of a Loss,” if it meets the criteria for recognition in that guidance. FAS 141(R)-1 is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The Company does not expect the adoption of SFAS 141(R)-1 to have a significant impact on its consolidated results of operations and financial position, but will impact any business combinations that close in the future.

In May 2009, the FASB issued Statement of Financial Accounting Standard No. 165 (“SFAS No. 165”), “Subsequent Events.” SFAS No. 165 establishes the standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. This Statement also requires the disclosure of the date through which subsequent events have been evaluated. The Company adopted this standard, as required, for the period ended June 30, 2009.  Adoption of SFAS No. 165 did not have an impact on the Company’s consolidated financial statements.

Effective April 1, 2009, the Company adopted FASB Staff Position FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This FASB Staff Position extends the disclosure requirements under SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to interim financial statements. It also amends APB Opinion No. 28, “Interim Financial Reporting” to require those disclosures in summarized financial information at interim reporting periods. This FASB Staff Position only requires additional disclosure and did not have an impact on the Company’s consolidated financial statements.

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

Critical Accounting Policies

The Company’s discussion and analysis of its financial condition and results of operations are based on the Company’s consolidated financial statements, which have been prepared in accordance with U.S. GAAP.  The preparation of these consolidated financial statements requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results may differ from those estimates.  The Company believes the following accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

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

The Company performs an annual impairment review of goodwill during the fourth quarter of each year or when events or circumstances indicate a change may have occurred.  An interim evaluation of goodwill was required during the second quarter of 2009 due to General Motors’ decision to terminate production of medium-duty GMC trucks, which resulted in the winding-down of the Company’s medium-duty GMC truck franchises.

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

Results of Operations

The following discussion and analysis includes the Company’s historical results of operations for the three months and six months ended June 30, 2009 and 2008.

The following table sets forth for the periods indicated certain financial data as a percentage of total revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

New and used truck sales	60.0%	65.4%	59.8%	63.9%
Parts and service	32.9	26.5	33.0	27.7
Construction equipment sales	1.8	4.2	1.9	4.2
Lease and rental	4.2	2.9	4.2	3.1
Finance and insurance	0.7	0.7	0.6	0.8
Other	0.4	0.3	0.5	0.3
Total revenues	100.0	100.0	100.0	100.0
Cost of products sold	83.1	83.6	82.2	82.3
Gross profit	16.9	16.4	17.8	17.7
Selling, general and administrative	16.1	13.0	16.0	13.5
Depreciation and amortization	1.5	0.9	1.3	0.9
Operating income	(0.7)	2.5	0.5	3.3
Interest expense, net	0.5	0.4	0.5	0.4
Gain on sale of assets	0.0	0.0	0.0	0.0
Income before income taxes	(1.2)	2.1	0.0	2.9
Provision for income taxes	(0.8)	0.8	(0.2)	1.1
Net Income	(0.4)%	1.3%	0.2%	1.8%

The following table sets forth the unit sales and revenue for new heavy-duty, new medium-duty and used trucks and the absorption rate for the periods indicated (revenue in millions):

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2009	2008	Change	2009	2008	Change
Truck unit sales:
New heavy-duty trucks	954	1,665	(42.7)%	1,986	2,931	(32.2)%
New medium-duty trucks	638	979	(34.8)%	1,392	1,951	(28.7)%
Total new truck unit sales	1,592	2,644	(39.8)%	3,378	4,882	(30.8)%

Used truck unit sales	776	795	(2.4)%	1,353	1,695	(20.2)%

Truck revenue:
New heavy-duty trucks	$116.3	$200.9	(42.1)%	$240.3	$353.2	(32.0)%
New medium-duty trucks	40.7	57.1	(28.7)%	89.5	112.3	(20.3)%
Total new truck revenue	$157.0	$258.0	(39.1)%	$329.8	$465.5	(29.2)%

Used truck revenue	$29.8	$38.4	(22.4)%	$52.5	$81.0	(35.2)%

Other revenue:(1)	$0.3	$0.8	(62.5)%	$0.8	$2.2	(63.6)%

Absorption rate:	95.2%	105.4%	(9.7)%	96.2%	105.1%	(8.5)%

(1) Includes sales of truck bodies, trailers and other new equipment.

Key Performance Indicator

Absorption Rate

Management uses many performance metrics to evaluate the performance of its dealerships, but considers its “absorption rate” to be of critical importance.  Absorption rate is calculated by dividing the gross profit from the parts, service and body shop departments by the overhead expenses of all of a dealership’s departments, except for the selling expenses of the new and used truck departments and carrying costs of new and used truck inventory.  When 100% absorption is achieved, then gross profit from the sale of a truck, after sales commissions and inventory carrying costs, directly impacts operating profit.  In 1999, the Company’s truck dealerships’ absorption rate was approximately 80%.  The Company has made a concerted effort to increase its absorption rate since 1999.  The Company’s truck dealerships achieved a 105.4% absorption rate for the second quarter of 2008, and 95.2% absorption rate for the second quarter in 2009.

Three Months Ended June 30, 2009, Compared to Three Months Ended June 30, 2008

As expected, continued weak truck and aftermarket sales caused the second quarter to be the most challenging operating period since this downturn began in 2007.

During the second quarter of 2009, General Motors made the decision to terminate its medium-duty GMC truck production and wind-down the Company’s medium-duty GMC truck franchises, which forced the Company to take a $6.7 million pre-tax asset impairment charge.  The impairment charge was offset by $1.8 million in assistance from General Motors, which was recorded as a receivable from General Motors.  This impairment charge resulted in a net charge to cost of sales of $4.0 million, a net charge to SG&A expense of $0.1 million and a charge to amortization expense of $0.8 million.  The Company was the largest medium-duty GMC truck dealership group in the country with 15 franchise locations in six states and the loss these truck franchises will likely have some negative impact on our future financial performance.

Medium-duty GMC truck sales, service and parts revenues totaled approximately $35.4 million in 2008, and $16.4 million in the first six months of 2009.  The Company will continue to provide parts and service to its existing GMC customers.  The Company represents multiple medium-duty brands that currently compete with GMC across our dealership network.  The Company believes that the loss of the medium-duty GMC truck line will be partially offset by sales of competitive medium-duty products.

The extended recession continued to impact the Company’s Rush Truck Centers’ parts, service and body shop operations throughout the second quarter of 2009 as revenues decreased 16.6% and gross profit decreased 21.4%, compared to the second quarter of 2008.   Despite the 21.4% decline in gross profit, our absorption rate only declined 10.2%, from 105.4% in the second quarter of 2008 to 95.2% in the second quarter of 2009 due to continued expense management.

Decreased freight tonnage and overall weakness continued into almost every market the Company serves.  Freight

-intensive automotive, construction and oil and gas industries remain particularly depressed during the second quarter of 2009.  Many customers continue to have excess capacity which allows them to delay maintenance on the trucks they already own and delay purchases of new trucks.

A.C.T. Research Co., LLC (“A.C.T. Research”), a truck industry data and forecasting service provider, currently predicts U.S. retail sales of Class 8 trucks of approximately 93,000 units in 2009, a 33.5% decline from the number of units sold in 2008.  With U.S. Class 8 retail sales forecast now below 100,000 units, the Company expects this will continue to be one of the weakest new Class 8 truck markets since 1983.

A.C.T. Research currently predicts U.S. retail sales of Class 4, 5, 6, and 7 medium-duty trucks of approximately 112,000 units in 2009, a 35.4% decline from the number of units sold in 2008.  The medium-duty truck market will remain weak until general economic conditions in the U.S. begin to improve.

The Company’s overall parts, service and body shop sales decreased 14.7% in the second quarter of 2009 compared to the second quarter of 2008.  We anticipate parts, service and body shop sales to remain weak until general economic conditions improve.

In the second quarter of 2009, the Company’s construction equipment segment revenue decreased by 61.2% compared to the second quarter of 2008.  This decrease is attributable to the weakening construction equipment market in the Houston area.  Current industry forecasts suggest that construction equipment sales will decline approximately 50% in the Company’s area of responsibility during 2009 due to lower housing starts, decreased oil and gas activity and general economic conditions.

The ongoing weakness in the economy and tight credit markets continue to impact consumer confidence and spending, which have a direct impact on freight demand and, ultimately, our financial performance.  Overall economic uncertainty continues to make it difficult for the Company to forecast future results of operations.

Revenues

Revenues decreased $142.6 million, or 31.4%, in the second quarter of 2009, compared to the second quarter of 2008.  Sales of new and used trucks decreased $110.0 million, or 37.0%, in the second quarter of 2009, compared to the second quarter of 2008.  Uncertain economic conditions, the weak freight environment, slowing construction markets and tight credit markets contributed to decreased demand for trucks and construction equipment and aftermarket service in the second quarter of 2009.  The Company does not believe that demand for trucks will increase until general economic conditions begin to improve and credit is made available on reasonable terms to a wider range of buyers.

The Company sold 954 heavy-duty units in the second quarter of 2009, a 42.7% decrease compared to 1,665 heavy-duty trucks in the second quarter of 2008.  According to A.C.T. Research, the U.S. Class 8 truck market decreased 40.0% in the second quarter of 2009, compared to the second quarter of 2008. The Company’s share of the U.S. Class 8 truck sales market was approximately 3.9% in 2008.  The Company expects its share to range between 3.9% and 4.2% of the U.S. Class 8 truck market in 2009, which would result in the sale of approximately 3,600 to 4,000 Class 8 trucks based on A.C.T. Research’s current U.S. retail sales estimates of 93,000 units.

The Company sold 638 medium-duty trucks, including 83 buses, in the second quarter of 2009, a 34.8% decrease compared to 979 medium-duty trucks in the second quarter of 2008.  In June 2008, the Company acquired certain assets of Capital Bus Sales and Service of Texas, Inc., which included a Blue Bird bus franchise for the majority of the state of Texas.  A.C.T. Research estimates that unit sales of Class 4 through 7 trucks in the U.S. decreased approximately 50% in the second quarter of 2009, compared to the second quarter of 2008.  In 2008, the Company achieved a 2.1% share of the Class 4 through 7 truck sales market in the U.S.  The Company expects its share to range between 2.3% and 2.5% of the U.S. Class 4 through 7 truck sales market in 2009.  This market share percentage would result in the sale of approximately 2,600 to 2,800 of Class 4 through 7 trucks in 2009 based on A.C.T. Research’s current U.S. retail sales estimates of 112,000 units.

The Company sold 776 used trucks in the second quarter of 2009, a 2.4% decrease compared to 795 used trucks in the second quarter of 2008.  For 2009, used truck sales volumes and prices will be primarily driven by general economic conditions and the availability of credit, which collectively have had a severe impact on this market since 2008.  The Company expects to sell approximately 2,500 to 2,700 used trucks in 2009.

Parts and service sales decreased $17.8 million, or 14.7%, in the second quarter of 2009, compared to the second quarter of 2008.  Same store parts and service sales decreased $19.9 million, or 19.8%, in the second quarter of 2009, compared to the second quarter of 2008, primarily due to weakening economic conditions.    Parts and service sales have continually decreased since the Fall of 2008, and the Company expects parts and service sales to remain weak through the third quarter of 2009.

Sales of new and used construction equipment decreased $13.5 million, or 71.1%, in the second quarter of 2009, compared to the second quarter of 2008.  This decrease was largely attributable to the weakening construction market in the Houston area.  John Deere’s rolling twelve month average market share in the Houston area construction equipment market decreased to 16.8% as of June 30, 2009 from a rolling twelve month average of 22.0% as of June 30, 2008.  In 2009, the Company expects new construction equipment unit sales in our area of responsibility to decrease approximately 40% to 50%, compared to 2008.

Truck lease and rental revenues decreased $0.2 million, or 1.0%, in the second quarter of 2009 compared to the second quarter of 2008.  The Company expects lease and rental revenue to increase approximately 2% to 5% in 2009 compared to 2008.

Finance and insurance revenues decreased $0.9 million, or 29.0%, in the second quarter of 2009 compared to the second quarter of 2008.  The decrease in finance and insurance revenue is a direct result of the decline in truck sales and the tight credit market.  The Company expects finance and insurance revenue to fluctuate proportionately with the new Class 8 truck market in 2009.  Finance and insurance revenues have limited direct costs and, therefore, contribute a disproportionate share of the Company’s operating profits.

Other income decreased $0.2 million, or 14.1% in the second quarter of 2009 compared to the second quarter of 2008.  Other income consists primarily of the gain on sale realized on trucks from the lease and rental fleet, commissions earned from John Deere for direct manufacturer sales into our area of responsibility, document fees related to truck sales and purchase discounts.

Gross Profit

Gross profit decreased $21.7 million, or 29.2%, in the second quarter of 2009, compared to the second quarter of 2008.  Gross profit as a percentage of sales increased to 16.9% in the second quarter of 2009 from 16.4% in the second quarter of 2008.  This slight increase is primarily a result of a change in our product sales mix.  Truck sales, a lower margin revenue item, decreased as a percentage of total revenue to 60.0% in the second quarter of 2009 from 65.4% in the second quarter of 2008.  Parts and service revenue, a higher margin revenue item, increased as a percentage of total revenue to 32.9% in the second quarter of 2006 from 26.5% in the second quarter of 2008.

Gross margins on Class 8 truck sales decreased to 5.1% in the second quarter of 2009, from 7.6% in the second quarter of 2008.  Gross margins on Class 8 truck sales were negatively impacted by decreased demand for new trucks and a change in our product sales mix that included decreased sales of trucks in inventory, which are a higher margin revenue item.  In 2009, the Company expects overall gross margins from Class 8 truck sales of approximately 5.0% to 7.0%.

Gross margins on medium-duty truck sales decreased to (1.6%) in the second quarter of 2009, from 5.2% in the second quarter of 2008.  The decrease in gross margin during the second quarter of 2009 is largely attributable to the new GMC medium-duty truck inventory write-down caused by General Motors’ decision to stop manufacturing GMC medium-duty trucks and to wind-down the Company’s GMC medium-duty truck franchise agreements.  For the remainder of 2009, the Company expects overall gross margins from medium-duty truck sales of approximately 5.0% to 7.0%.

Gross margins on used truck sales increased to 6.7% in the second quarter of 2009, from (6.1%) in the second quarter of 2008. The decrease in gross margins in the second quarter of 2008 was the result of a $5.4 million write-down of used truck inventory, which was necessary because of decreased demand for used trucks as a result of worsening general economic conditions, decreased freight demand, and the tight credit market.  Excluding the write-down of used truck inventory, gross margins on used truck sales in the second quarter of 2008 were 7.3%.  The Company expects margins on used trucks will be in the range of approximately 5.5% to 7.5% during 2009, but this will largely depend upon general economic conditions and the availability of credit.

Gross margins from the Company’s parts, service and body shop operations decreased to 38.9% in the second quarter of 2009, from 41.9% in the second quarter of 2008.  Gross profit for the parts, service and body shop departments decreased to $39.9 million in the second quarter of 2009 from $50.5 million in the second quarter of 2008.  The Company expects gross margins on parts, service and body shop operations of approximately 39.0% to 41.0% during 2009.

Gross margins on new and used construction equipment sales decreased to 4.1% in the second quarter of 2009 from 9.3% in the second quarter of 2008.  This decrease in gross margin is primarily attributable to a dramatic decrease in demand for construction equipment and change in our product sales mix.  The Company expects 2009 gross margins to remain in a range of approximately 5.0% to 10.0% as the Company continues efforts to increase its market share.

Gross margins from truck lease and rental sales increased to 12.4% in the second quarter of 2009, from approximately 11.6% in the second quarter of 2008.  This slight increase in the gross margin from lease and rental sales is primarily due to the increased utilization of trucks and crane-mounted trucks in our rental fleet.  The Company expects gross margins from lease and rental sales of approximately 11.0% to 16.0% during 2009.  The Company’s policy is to depreciate its lease and rental fleet using a straight line method over the customer’s contractual lease term.  The lease unit is depreciated to a residual value that approximates fair value at the expiration of the lease term.  This policy results in the Company realizing reasonable gross margins while the unit is in service and a corresponding gain or loss on sale when the unit is sold at the end of the lease term.

Finance and insurance revenues and other income, as described above, have limited direct costs and, therefore, contribute a disproportionate share of gross profit.

Selling, General and Administrative Expenses

Selling, General and Administrative (“SG&A”) expenses decreased $8.6 million, or 14.6%, in the second quarter of 2009, compared to the second quarter of 2008.  SG&A expenses as a percentage of sales increased to 16.1% in the second quarter of 2009, from 13.0% in the second quarter of 2008.  SG&A expenses as a percentage of sales have historically ranged from 10.0% to 15.0%.  In general, when new and used truck revenue decreases as a percentage of revenue, SG&A expenses as a percentage of revenue will be at, or exceed, the higher end of this range.  In the second quarter of 2009, the selling portion of SG&A expenses, which consists primarily of commissions on truck and construction equipment sales, decreased 30.6% and the general and administrative portion of SG&A decreased 13.0% compared to the second quarter of 2008.  In 2009, the Company expects the selling portion of SG&A expenses to be approximately 25% to 28% of new and used truck gross profit.  The selling portion of SG&A varies based on the gross profit derived from truck sales.  The Company took action throughout 2008 and in the first quarter of 2009 to reduce overhead expenses to a level more appropriate to serve the current market.  The Company will continue to adjust the general and administrative portion of SG&A in accordance with market conditions.

Interest Expense, Net

Net interest expense decreased $0.3 million, or 15.0%, in the second quarter of 2009 compared to the second quarter of 2008.  If floor plan interest rates remain at current levels, the Company expects net interest expense in 2009 to decrease approximately 10.0% compared to 2008.

Income Before Income Taxes

Income before income taxes decreased $13.7 million, or 140.8%, in the second quarter of 2009 compared to the second quarter of 2008, as a result of the factors described above.  The Company believes that income before income taxes in 2009 will decrease compared to 2008 based on the factors described above.

Income Taxes

Income taxes decreased $6.1 million, or 167.0%, in the second quarter of 2009, compared to the second quarter of 2008.  Prior to the application of alternative fuel vehicle tax credits, the Company provided for taxes at a 39.0% rate in the second quarter of 2009, compared to a rate of 37.5% in the second quarter of 2008.  The tax rate in the second quarter of 2009 was offset $0.9 million by tax credits for sales of alternative fuel vehicles to tax-exempt entities.  For the remainder of 2009, the Company expects to provide for taxes at a rate of 39.0% prior to the application of alternative fuel vehicle tax credits.  As a result, the Company’s effective tax rate may vary significantly depending on the number of alternative fuel vehicles sold to tax-exempt entities in any given period.  These transactions will increase the Company’s SG&A expense because the Company passes a majority of these credits on to these tax-exempt entities in the form of a discretionary rebate.  As a result, the Company’s effective tax rate may vary significantly depending on the number of alternative fuel vehicles sold to tax-exempt entities.

Six Months Ended June 30, 2009, Compared to Six Months Ended June 30, 2008

Unless otherwise stated below, the Company’s variance explanations and future expectations with regard to the items discussed in this section are set forth in the discussion of the “Three Months Ended June 30, 2009, Compared to Three Months Ended June 30, 2008.”

Revenues decreased $217.4 million, or 25.3%, in the first six months of 2009, compared to the first six months of 2008.  Sales of new and used trucks decreased $165.5 million, or 30.2%, in the first six months of 2009, compared to the first six months of 2008.

The Company sold 1,986 heavy-duty units in the first six months of 2009, a 32.2% decrease compared to 2,931 heavy-duty trucks in the first six months of 2008.  According to A.C.T. Research, the U.S. Class 8 truck market decreased 36.0% in the first six months of 2009, compared to the first six months of 2008.

The Company sold 1,392 medium-duty trucks, including 211 buses, in the first six months of 2009, a 28.7% decrease compared to 1,951 medium-duty trucks in the first six months of 2008.  A.C.T. Research estimates that unit sales of Class 4 through 7 trucks in the U.S decreased approximately 47.0% in the first six months of 2009, compared to the first six months of 2008.

The Company sold 1,353 used trucks in the first six months of 2009, a 20.2% decrease compared to 1,695 used trucks in the first six months of 2008.

Parts and service sales decreased $26.1 million, or 11.0%, in the first six months of 2009, compared to the first six months of 2008.

Sales of new and used construction equipment decreased $23.4 million, or 65.2%, in the first six months of 2009, compared to the first six months of 2008.

Truck lease and rental revenues increased $0.3 million, or 1.2%, in the first six months of 2009, compared to the first six months of 2008.

Finance and insurance revenues decreased $2.8 million, or 41.4%, in the first six months of 2009, compared to the first six months of 2008.

Other income slightly increased $0.2 million, or 6.9%, in the first six months of 2009, compared to the first six months of 2008.  Other income consists of the gain on sale realized on trucks from the lease and rental fleet, commissions earned from John Deere for direct manufacturer sales into our area of responsibility, document fees related to truck sales and purchase discounts.

Gross Profit

Gross profit decreased $38.2 million, or 25.0%, in the first six months of 2009, compared to the first six months of 2008.  Gross profit as a percentage of sales remained flat at 17.8% in the first six months of 2009 and the first six months of 2008.

Gross margins on Class 8 truck sales decreased to 6.1% in the first six months of 2009, from 8.3% in the first six months of 2008.

Gross margins on medium-duty truck sales decreased to 2.8% in the first six months of 2009, from 5.6% in the first six months of 2008.

Gross margins on used truck sales increased to 6.3% in the first six months of 2009, from 0.6% in the first six months of 2008.  The decrease in gross margins in the first six months of 2008 was the result of a $5.4 million write-down of used truck inventory.  Excluding the write-down of used truck inventory, gross margins on used truck sales were 7.3% in the first six months of 2008.

Gross margins from the Company’s parts, service and body shop operations decreased to 39.0% in the first six months of 2009, from 41.8% in the first six months of 2008.  Gross profit for the parts, service and body shop departments was $82.7 million in the first six months of 2009, compared to $99.4 million in the first six months of 2008.

Gross margins on new and used construction equipment sales were 8.8% in the first six months of 2009, compared to 9.8% in the first six months of 2008.

Gross margins from truck lease and rental sales decreased to 12.0% in the first six months of 2009, from approximately 14.2% in the first six months of 2008.

Finance and insurance revenues and other income, as described above, has limited direct costs and, therefore, contributes a disproportionate share of gross profit.

Selling, General and Administrative Expenses

SG&A expenses decreased $13.5 million, or 11.7%, in the first six months of 2009, compared to the first six months of 2008.  SG&A expenses as a percentage of sales was 16.0% in the first six months of 2009 and 13.5% in the first six months of 2008.

Interest Expense, Net

Net interest expense decreased $0.6 million, or 15.4%, in the first six months of 2009, compared to the first six months of 2008.

Income before Income Taxes

Income before income taxes decreased $25.0 million, or 99.4%, in the first six months of 2009, compared to the first six months of 2008.

Provision for Income Taxes

Income taxes decreased $10.6 million, or 112.7%, in the first six months of 2009, compared to the first six months of 2008.  The Company provided for taxes at a 39.0% rate in the first six months of 2009, compared to a rate of 37.5% in the first six months of 2008.  The tax rate in the first six months of 2009 was offset $1.3 million by tax credits for sales of alternative fuel vehicles to tax-exempt entities.

Liquidity and Capital Resources

The Company’s short-term cash requirements are primarily for working capital, inventory financing, the improvement and expansion of existing facilities, the implementation of SAP enterprise software and dealership management system, and the construction of new facilities.  Historically, these cash requirements have been met through the retention of profits and borrowings under our floor plan arrangements. As of June 30, 2009, the Company had working capital of approximately $160.5 million, including $121.0 million in cash available to fund our operations.  The Company believes that these funds are sufficient to meet its short-term and long-term cash requirements.

The Company may request working capital advances in the minimum amount of $100,000 under its Amended and Restated Wholesale Security Agreement with GE Capital, its primary truck lender.  However, such working capital advances may not cause the total indebtedness owed GE Capital to exceed an amount equal to the wholesale advances made against the then current inventory less any payment reductions then due.  There were no working capital advances outstanding under this agreement at June 30, 2009.

The Company has a secured line of credit that provides for a maximum borrowing of $8.0 million.  There were no advances outstanding under this secured line of credit at June 30, 2009, however, $6.1 million was pledged to secure various letters of credit related to self-insurance products, leaving $1.9 million available for future borrowings as of June 30, 2009.

The Company’s long-term real estate debt agreements require the Company to satisfy various financial ratios such as the debt to worth ratio and the fixed charge coverage ratio.  The Company’s floor plan financing agreement with GE Capital does not contain financial covenants.  At June 30, 2009, the Company was in compliance with all debt covenants.  The Company does not anticipate any breach of the covenants in the foreseeable future.

Titan Technology Partners is currently implementing SAP enterprise software and a new SAP dealership management system for the Company.  The total cost of the SAP software and implementation is estimated to be approximately $32.0 million.  As of June 30, 2009, the Company had cumulative expenditures of $24.5 million related to the SAP project.  The Company expects to spend approximately $4.0 million to $4.5 million related to the SAP project during the remainder of 2009.

The Company is currently constructing a new facility for its Rush Truck Center location in Oklahoma City, Oklahoma at an estimated cost of $12.0 million.  As of June 30, 2009, the Company had expenditures of $8.6 million related to the construction of the new facility.

The Company also expects to make capital expenditures for recurring items such as computers, shop tools and equipment and vehicles of approximately $8.0 million during 2009.  As of June 30, 2009, the Company had expenditures of approximately $2.7 million related to these recurring items.

On July 22, 2008, the Company’s Board of Directors approved a stock repurchase program authorizing the Company to repurchase, from time to time, up to an aggregate of $20,000,000 of its shares of Class A common stock and/or Class B common stock.  Repurchases will be made at times and in amounts as the Company deems appropriate and will be made through open market transactions, privately negotiated transactions and other lawful means. The manner, timing and amount of any repurchases will be determined by the Company based on an evaluation of market conditions, stock price and other factors, including those related to the ownership requirements of its dealership agreements with manufacturers it represents. The stock repurchase program has no expiration date and may be suspended or discontinued at any time.  While the stock repurchase program does not obligate the Company to acquire any particular amount or class of common stock, the Company anticipates that it will be repurchasing primarily shares of its Class B common stock.  As of June 30, 2009, the Company has repurchased 1,639,843 shares of its Class B common stock at a cost of $17.9 million, none of which occurred during the second quarter of 2009.

The Company currently anticipates funding its capital expenditures relating to the SAP software and implementation, construction of new Rush Truck Centers, recurring expenses and any stock repurchases through its operating cash flow.  The Company expects to finance 80% of the appraised value of newly constructed Rush Truck Centers upon completion, which will increase the Company’s cash and cash equivalents by that amount.

The Company has no other material commitments for capital expenditures as of June 30, 2009, except that the Company will continue to purchase vehicles for its lease and rental division and authorize capital expenditures for improvement and expansion of its dealership facilities based on market opportunities.  The Company expects to purchase trucks worth approximately $30.0 million for its leasing operations in 2009, depending on customer demand, which it will finance.

Cash Flows

Cash and cash equivalents decreased by $25.5 million during the six months ended June 30, 2009, and decreased by $28.9 million during the six months ended June 30, 2008.  The major components of these changes are discussed below.

Cash Flows from Operating Activities

Cash flows from operating activities include net income adjusted for non-cash items and the effects of changes in working capital.  During the first six months of 2009, operating activities resulted in net cash provided by operations of $78.0 million.  Cash provided by operating activities was primarily impacted by the decrease in inventories which was offset by the decrease in accounts payable and accrued expenses.  During the first six months of 2008, operating activities resulted in net cash provided by operations of $37.5 million.

Cash flows from operating activities as adjusted for all draws and (payments) on floor plan notes (“Adjusted Cash Flows from Operating Activities”) was $14.0 million for the six months ended June 30, 2009, and $45.9 million for the six months ended June 30, 2008.  Generally, all vehicle and construction equipment dealers finance the purchase of vehicles and construction equipment with floor plan borrowings, and our agreements with our floor plan providers require us to repay amounts borrowed for the purchase of such vehicles and equipment immediately after they are sold.  As a result, changes in floor plan notes payable are directly linked to changes in vehicle and construction equipment inventory.  However, as reflected in our consolidated statements of cash flows, changes in inventory are recorded as cash flows from operating activities, and draws and (payments) on floor plan notes are recorded as cash flows from financing activities.

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

	Six Months Ended June 30,
	2009	2008
Net cash provided by operating activities (GAAP)	$77,995	$37,517
(Draws) payments on floor plan notes payable	(64,022)	8,387

Adjusted Cash Flows from Operating Activities (Non-GAAP)	$13,973	$45,904

Cash Flows from Investing Activities

Cash flows used in investing activities consist primarily of cash used for capital expenditures.  During the first six months of 2009, cash used in investing activities was $23.4 million.  Capital expenditures consisted of purchases of property and equipment, improvements to our existing dealership facilities and construction of our new facility in Oklahoma City, Oklahoma of $23.5 million. Property and equipment purchases during the first six months of 2009 consisted of $6.0 million for additional units for the rental and leasing operations, which was directly offset by borrowings of long-term debt.  The Company expects to purchase trucks worth approximately $30.0 million for its leasing operations in 2009, depending on customer demand, all of which will be financed.  During 2009, the Company expects to make capital expenditures for recurring items such as computers, shop equipment and vehicles of approximately $8.0 million in addition to $7.0 million to $8.0 million for the SAP software implementation described above.

During the first six months of 2008, cash used in investing activities was $65.8 million.  The Company purchased investments of $355.6 million which was offset by proceeds from the sale of these investments of $325.3 million.  See Note 6 of Notes to Consolidated Financial Statements for an explanation of these investments.  Capital expenditures consisted of purchases of property and equipment, and improvements to our existing dealership facilities of $21.0 million. Property and equipment purchases during the first six months of 2008 consisted of $6.2 million for additional units for the rental and leasing operations, which was directly offset by borrowings of long-term debt.

Cash Flows from Financing Activities

Cash flows from financing activities include borrowings and repayments of long-term debt and net proceeds of floor plan notes payable.  Cash used in financing activities was $80.1 million during the first six months of 2009. The Company had borrowings of long-term debt of $6.1 million and repayments of long-term debt of $20.6 million during the first six months of 2009.  The Company had net payments of floor plan notes payable of $64.0 million during the first six months of 2009.  The borrowings of long-term debt were primarily related to units for the rental and leasing operations.

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

Substantially all of the Company’s truck purchases are made on terms requiring payment within 15 days or less from the date the trucks are invoiced from the factory.  Effective August 1, 2007, the Company entered into an Amended and Restated Wholesale Security Agreement with GE Capital.  Interest under the floor plan financing agreement is payable monthly and the rate varies from LIBOR plus 1.15% to LIBOR plus 1.50% depending on the average aggregate month-end balance of debt.  The Company finances substantially all of the purchase price of its new truck inventory, and the loan value of its used truck inventory under the floor plan financing agreement with GE Capital, under which GE Capital pays the manufacturer directly with respect to new trucks. The Company makes monthly interest payments to GE Capital on the amount financed, but is not required to commence loan principal repayments on any vehicle until such vehicle has been floor planned for 12 months or is sold.  The floor plan financing agreement allows for prepayments and working capital advances with monthly adjustments to the interest due on outstanding advances.  On June 30, 2009, the Company had approximately $203.7 million outstanding under its floor plan financing agreement with GE Capital.

Substantially all of the Company’s new construction equipment purchases are financed by John Deere and JPMorgan Chase (“Chase”).  The agreement with John Deere provides an interest free financing period after which time the amount financed is required to be paid in full.  When construction equipment is sold prior to the expiration of the interest free finance period, the Company is required to repay the principal within approximately ten days of the sale. If the construction equipment financed by John Deere is not sold within the interest free finance period, it is transferred to the Chase floor plan arrangement.  The Company makes principal payments for sold new and used construction equipment to Chase on the 15th day of each month.  New and used construction equipment is financed to a maximum of book value under a floor plan arrangement with Chase.  The Company makes monthly interest payments on the amount financed and is required to commence loan principal repayments on construction equipment as book value is reduced.  Principal payments for sold used construction equipment are made to Chase no later than the 15th day of each month following the sale. The loans are collateralized by a lien on the construction equipment.  As of June 30, 2009, the Company’s floor plan arrangement with Chase permitted the financing of up to $20.0 million in construction equipment.  On June 30, 2009, the Company had $1.7 million outstanding under its floor plan financing arrangements with John Deere and $13.3 million outstanding under its floor plan financing arrangement with Chase.

Backlog

On June 30, 2009, the Company’s backlog of truck orders was approximately $116.6 million as compared to a backlog of truck orders of approximately $220.9 million on June 30, 2008. The Company includes only confirmed orders in its backlog.  The delivery time for a custom-ordered truck varies depending on the truck specifications and demand for the particular model ordered; however, due to the decreased demand for trucks, delivery times for heavy-duty trucks have decreased significantly from delivery times during periods of peak demand.  As a result, purchasers of heavy-duty trucks currently do not need to place orders several months in advance.  The Company sells the majority of its new trucks by customer special order, with the remainder sold out of inventory. Orders from a number of the Company’s major fleet customers are included in the Company’s backlog as of June 30, 2009.

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

The Company is exposed to some market risk through interest rates related to our floor plan financing agreements, variable rate debt and discount rates related to finance sales.  Floor plan borrowings are based on LIBOR and are used to meet working capital needs.  As of June 30, 2009, the Company had floor plan borrowings of approximately $218.7 million.  Assuming an increase or decrease in LIBOR of 100 basis points, annual interest expense could correspondingly increase or decrease by approximately $2.2 million.  The Company provides all customer financing opportunities to various finance providers. The Company receives all finance charges in excess of a negotiated discount rate from the finance providers in the month following the date of the financing. The negotiated discount rate is variable, thus subject to interest rate fluctuations. This interest rate risk is mitigated by the Company’s ability to pass discount rate increases to customers through higher financing rates.

The Company is also exposed to some market risk through interest rates related to the investment of our current cash and cash equivalents which totaled $121.0 million on June 30, 2009.  These funds are generally invested as a prepayment against our floor plan financing debt or in variable interest rate instruments in accordance with the Company’s investment policy.  As such instruments mature and the funds are reinvested, we are exposed to changes in market interest rates. This risk is mitigated by management’s ongoing evaluation of the best investment rates available for current and noncurrent high quality investments.  If market interest rates were to decrease immediately and uniformly to yield 0%, the Company’s annual earnings on cash and cash equivalents could correspondingly decrease by approximately $255,000.

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

As of June 30, 2009, the Company holds $7.6 million of auction rate securities with underlying tax-exempt municipal bonds with stated maturities of 22 years.  Given the current market conditions in the auction rate securities market, if the Company determines that the fair value of these securities has temporarily decreased by 10%, the Company’s equity could correspondingly decrease by approximately $0.8 million.  If it is determined that the fair value of these securities is other-than-temporarily impaired by 10%, the Company could record a loss on its Consolidated Statements of Income of approximately $0.8 million.  For further discussion of the risks related to our auction rate securities, see Note 6 — Investments of the Notes to Consolidated Financial Statements and Item 1A — Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (the “2008 Annual Report”).

The Company has not used derivative financial instruments in our investment portfolio.

ITEM 4. Controls and Procedures.

The Company, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2009 to provide reasonable assurance that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) is accumulated and communicated to Company management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in the Company’s internal control over financial reporting that occurred during the three months ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A. Risk Factors.

While we attempt to identify, manage and mitigate risks and uncertainties associated with our business to the extent practical under the circumstances, some level of risk and uncertainty will always be present.  Item 1A of the 2008 Annual Report describes some of the risks and uncertainties associated with our business that have the potential to materially affect our business, financial condition or results of operations.

There has been no material change in our risk factors disclosed in the 2008 Annual Report.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The Company did not make any unregistered sales of equity securities during the second quarter of 2009, nor did it repurchase any shares of its Class A Common Stock or Class B Common Stock during the second quarter of 2009.

ITEM 3.  Defaults Upon Senior Securities.

Not Applicable

ITEM 4.  Submission of Matters to a Vote of Security Holders.

The following matters were voted upon at the Annual Meeting of Shareholders held on May 19, 2009 (the “2009 Annual Meeting”), and received the votes set forth below:

1.                                       All of the following persons nominated were reelected to serve as directors and received the number of votes set forth opposite their respective names:

Name	Number of Votes FOR	Number of Votes WITHHELD

W. Marvin Rush	10,769,048	400,532
W.M. “Rusty” Rush	10,769,041	400,538
Ronald J. Krause	9,108,992	2,060,587
James C. Underwood	9,135,172	2,034,407
Harold D. Marshall	9,134,559	2,035,020
Thomas A. Akin	9,134,701	2,034,878
Gerald R. Szczepanski	10,978,805	190,774

2.                                       A proposal to ratify the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm for the 2009 fiscal year received 11,141,403 votes FOR and 24,803 votes AGAINST, with 3,373 abstentions.

The two proposals submitted at the 2009 Annual Meeting received more than the number of favorable votes required for approval, and were therefore duly and validly approved by the Company’s shareholders.

ITEM 5.  Other Information.

Effective August 7, 2009, the Company’s Board of Directors approved an amendment and restatement of the Company’s Amended and Restated Bylaws (as amended and restated, the “Restated Bylaws”).  The Restated Bylaws were adopted to clarify that the voting standard for the election of directors is a plurality voting standard, which has been the Company’s historical voting standard in elections of directors and is the default standard for the election of directors under Texas law.  In particular, the amendment clarifies Section 2.6 by providing that directors are to be elected by a plurality of the votes cast by the holders of shares entitled to vote in the election of directors at a meeting of shareholders at which a quorum is present.  Because this Quarterly Report on Form 10-Q is being filed within four days from the effective date of the Restated Bylaws, the amendment and restatement is being disclosed hereunder rather than under Item 5.03 of a Current Report on Form 8-K.

The foregoing description of the Restated Bylaws is qualified in its entirety by reference to the Restated Bylaws, a copy of which is filed as Exhibit 3.2 to this Quarterly Report on Form 10-Q, and is incorporated herein by reference.

ITEM 6.  Exhibits.

Exhibit Number	Exhibit Title
3.1

Restated Articles of Incorporation of Rush Enterprises, Inc. (incorporated herein by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q (File No. 000-20797) for the quarter ended June 30, 2008)

3.2*	Rush Enterprises, Inc. Amended and Restated Bylaws

31.1*	Certification of CEO pursuant to Rules 13a-14(a) and 15d-14(a) adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of CFO pursuant to Rules 13a-14(a) and 15d-14(a) adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of CEO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of CFO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*   filed herewith

** furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RUSH ENTERPRISES, INC.

Date:	August 10, 2009	By:	/S/ W.M. “RUSTY” RUSH
W.M. “Rusty” Rush
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 10, 2009	By:	/S/ STEVEN L. KELLER
Steven L. Keller
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Title
3.2*	Rush Enterprises, Inc. Amended and Restated Bylaws
31.1*	Certification of CEO pursuant to Rules 13a-14(a) and 15d-14(a) adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of CFO pursuant to Rules 13a-14(a) and 15d-14(a) adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of CEO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of CFO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*   filed herewith

** furnished herewith