Form 10-Q
period 2009-09-30
RUSH ENTERPRISES INC \TX\
filed 2009-11-09
CIK 1012019

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicated below is the number of shares outstanding of each of the issuer’s classes of common stock, as of November 4, 2009.

Number of
Shares
Title of Class	Outstanding
Class A Common Stock, $.01 Par Value Class B Common Stock, $.01 Par Value	26,432,073 10,686,983

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements.
RUSH ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2009 AND DECEMBER 31, 2008
(In Thousands, Except Shares)

	September 30,	December 31,
	2009	2008
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$136,731	$146,411
Investments	7,575	7,575
Accounts receivable, net	41,407	55,274
Inventories	274,758	362,234
Prepaid expenses and other	2,270	3,369
Deferred income taxes, net	9,112	6,730

Total current assets	471,853	581,593
Property and equipment, net	343,545	332,147
Goodwill, net	141,065	141,904
Other assets, net	1,047	1,146

Total assets	$957,510	$1,056,790

Liabilities and shareholders’ equity
Current liabilities:
Floor plan notes payable	$196,649	$282,702
Current maturities of long-term debt	57,576	37,665
Current maturities of capital lease obligations	5,700	3,454
Trade accounts payable	25,670	31,530
Accrued expenses	39,660	49,125

Total current liabilities	325,255	404,476

Long-term debt, net of current maturities	132,755	172,011
Capital lease obligations, net of current maturities	23,584	11,366
Deferred income taxes, net	51,411	52,896

Shareholders’ equity:
Preferred stock, par value $.01 per share; 1,000,000 shares authorized; 0 shares outstanding in 2009 and 2008	—	—

Common stock, par value $.01 per share; 60,000,000 class A shares and 20,000,000 class B shares authorized; 26,578,748 class A shares and 12,325,737 class B shares issued and 26,430,122 class A shares and 10,685,894 class B shares outstanding in 2009; 26,327,734 class A shares and 12,324,987 class B shares issued and 26,255,974 class A shares and 10,685,144 class B shares outstanding in 2008	388	386
Additional paid-in capital	187,930	183,818
Treasury stock, at cost: 1,639,843 shares	(17,948)	(17,948)
Retained earnings	254,135	249,785

Total shareholders’ equity	424,505	416,041

Total liabilities and shareholders’ equity	$957,510	$1,056,790

The accompanying notes are an integral part of these consolidated financial statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Revenues:
New and used truck sales	$179,121	$259,518	$562,263	$808,181
Parts and service	102,830	124,129	314,760	362,174
Construction equipment sales	4,424	11,672	16,908	47,571
Lease and rental	13,300	14,205	40,012	40,605
Finance and insurance	1,748	2,723	5,731	9,520
Other	1,015	1,449	3,978	4,221

Total revenue	302,438	413,696	943,652	1,272,272

Cost of products sold:
New and used truck sales	167,396	241,923	530,069	754,265
Parts and service	61,949	72,784	191,173	211,413
Construction equipment sales	4,333	10,634	15,715	43,006
Lease and rental	11,756	11,970	35,273	34,611

Total cost of products sold	245,434	337,311	772,230	1,043,295

Gross profit	57,004	76,385	171,422	228,977

Selling, general and administrative	51,934	58,371	154,363	174,328

Depreciation and amortization	3,866	4,039	12,657	11,841

Operating income	1,204	13,975	4,402	42,808

Interest expense, net	1,542	1,833	4,673	5,533

Gain on sale of assets	88	25	165	79

(Loss) income before taxes	(250)	12,167	(106)	37,354

(Benefit) provision for income taxes	(3,258)	4,167	(4,456)	13,612

Net income	$3,008	$8,000	$4,350	$23,742

Earnings per common share:
Basic	$0.08	$0.21	$0.12	$0.62

Diluted	$0.08	$0.21	$0.12	$0.61

Weighted average shares outstanding:
Basic	37,110	38,417	37,047	38,416

Diluted	37,780	38,842	37,469	38,908

The accompanying notes are an integral part of these consolidated financial statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2009	2008

Cash flows from operating activities:
Net income	$4,350	$23,742
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	30,617	28,467
(Gain) on sale of property and equipment	(165)	(215)
Stock-based compensation expense related to stock options and employee stock purchases	3,086	3,049
Provision (benefit) for deferred income tax expense	(3,867)	7,884
Excess tax benefits from stock-based compensation	(227)	(693)
Change in accounts receivable, net	13,867	(4,746)
Change in inventories	97,047	29,974
Change in prepaid expenses and other, net	1,099	(951)
Change in trade accounts payable	(5,860)	(7,082)
Change in accrued expenses	(9,238)	(13,403)

Net cash provided by operating activities	130,709	66,026

Cash flows from investing activities:
Purchase of investments	—	(355,575)
Proceeds from the sale of investments	—	348,000
Acquisition of property and equipment	(32,978)	(46,511)
Proceeds from the sale of property and equipment	464	1,389
Business acquisitions	—	(37,392)
Change in other assets	11	121

Net cash (used in) investing activities	(32,503)	(89,968)

Cash flows from financing activities:
Proceeds from long-term debt	14,423	21,107
Principal payments on long-term debt	(33,768)	(29,335)
Principal payments on capital lease obligations	(3,489)	(4,470)
Draws (payments) on floor plan notes payable, net	(86,053)	2,546
Debt issuance costs	(27)	(66)
Repurchase of common stock	—	(10,067)
Excess tax benefits from stock-based compensation	227	693
Proceeds from issuance of shares relating to employee stock options and employee stock purchases	801	1,060

Net cash (used in) financing activities	(107,886)	(18,532)

Net (decrease) increase in cash and cash equivalents	(9,680)	(42,474)

Cash and cash equivalents, beginning of period	146,411	187,009

Cash and cash equivalents, end of period	$136,731	$144,535

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$11,055	$12,227

Income taxes, net of refunds	$3,512	$6,098

Noncash investing activities:
Assets acquired under capital leases	$17,953	$1,880

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
The Company has reviewed and evaluated events and transactions which have occurred subsequent to September 30, 2009 through November 9, 2009, the date of issuance of these financial statements.
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
Management is not aware of any additional impairment charge that may currently be required; however, a change in economic conditions, if one occurs, could result in an impairment charge in future periods.
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

4 — Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Numerator:
Numerator for basic and diluted earnings per share, net income available to common shareholders	$3,008,000	$8,000,000	$4,350,000	$23,742,000

Denominator:
Denominator for basic earnings per share, adjusted weighted average shares outstanding	37,109,673	38,416,823	37,046,915	38,415,892
Effect of dilutive securities:
Employee and director stock options and restricted share awards	670,701	425,654	421,659	491,654

Denominator for diluted earnings per share, adjusted weighted average shares outstanding and assumed conversions	37,780,374	38,842,477	37,468,574	38,907,546

Basic (loss) earnings per common share	$0.08	$0.21	$0.12	$0.62

Diluted (loss) earnings per common share and common share equivalents	$0.08	$0.21	$0.12	$0.61

Options to purchase shares of common stock that were outstanding for the three months and nine months ended September 30, 2009 and 2008 that were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Anti-dilutive options	505,830	1,532,218	1,557,356	1,083,759

5 — Stock Options
Valuation and Expense Information
The Company accounts for stock-based compensation in accordance with Accounting Standards Codification (“ASC”) topic 718-10, “Compensation — Stock Compensation,” which requires the measurement and recognition of compensation expense for all share-based payment awards made to the Company’s employees and directors including employee stock options, restricted share awards and employee stock purchases related to the Employee Stock Purchase Plan based on estimated fair values. Stock-based compensation expense, calculated using the Black-Scholes option-pricing model and included in Selling, General and Administrative (“SG&A”) expense, was $0.6 million for the three months ended September 30, 2009 and September 30, 2008. Stock-based compensation expense, included in SG&A expense, for the nine months ended September 30, 2009 was $3.1 million and for the nine months ended September 30, 2008 was $3.0 million. As of September 30, 2009, there was $4.4 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Rush Enterprises, Inc. Long-Term Incentive Plan to be recognized over a weighted-average period of 2.9 years.
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
As of September 30, 2009, the Company holds $7.6 million of auction rate securities with underlying tax-exempt municipal bonds with stated maturities of 21 years. These bonds have credit wrap insurance and a credit rating of A by Standard & Poor’s.
The Company believes that the credit quality and fair value of the auction rate securities it holds has not been negatively impacted; therefore, no impairment charges have been recorded as of September 30, 2009. As of September 30, 2009, the Company has valued these investments at fair value, which approximates cost. The Company used observable inputs to determine fair value, including consideration of broker quotes, the overall quality of the underlying municipality, the credit quality of the insurance company, as well as successful subsequent auctions. Accordingly, the Company has considered this fair value to be a Level 2 valuation under ASC topic 820-10, “Fair Value Measurements and Disclosures” (formerly SFAS No. 157, Fair Value Measurements). If the credit quality of these investments deteriorates, or adverse developments occur in the bond insurance market, the Company may be required to record an impairment charge on these investments in the future.
7 — Inventory
During the quarter ended June 30, 2009, the Company recorded a net write-down of $3.4 million on new medium-duty GMC truck inventory and a net write-down of $0.6 million on its GMC parts inventory due to General Motors’ decision to discontinue manufacturing GMC medium-duty trucks and to wind-down the Company’s medium-duty GMC truck franchise agreements. During the third quarter of 2009, the Company adjusted the estimated impairment charge related to the medium-duty GMC truck and parts inventories because it was able to sell some of the inventory at higher prices than originally estimated, which resulted in a net credit to cost of sales of $1.5 million, or $0.02 per diluted share, in the third quarter of 2009. See Note 11 for further discussion of the wind-down of the Company’s medium-duty GMC truck franchise agreements.
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
The Company accounts for intersegment sales and transfers as if the sales or transfers were to third parties; that is, at current market prices. There were no material intersegment sales during the quarters ended September 30, 2009 and 2008.

The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately because each business unit requires different technology and marketing strategies. Business units were maintained through expansion and acquisitions. The following table contains summarized information about reportable segment profit or loss and segment assets for the periods ended September 30, 2009 and 2008 (in thousands):

		Construction
	Truck	Equipment
	Segment	Segment	All Other	Totals

Three months ended September 30, 2009

Revenues from external customers	$289,994	$8,496	$3,948	$302,438
Segment income (loss) before taxes	326	32	(608)	(250)
Segment assets	900,657	30,671	26,182	957,510

Nine months ended September 30, 2009

Revenues from external customers	$901,504	$29,648	$12,500	$943,652
Segment income (loss) before taxes	201	1,173	(1,480)	(106)

Three months ended September 30, 2008

Revenues from external customers	$392,686	$16,859	$4,151	$413,696
Segment income (loss) before taxes	11,727	1,108	(668)	12,167
Segment assets	984,214	29,754	27,889	1,041,857

Nine months ended September 30, 2008

Revenues from external customers	$1,194,984	$63,928	$13,360	$1,272,272
Segment income (loss) before taxes	33,910	4,876	(1,432)	37,354
Revenues from segments below the quantitative thresholds requiring them to be reported separately are attributable to three operating segments of the Company. These segments include a tire company, an insurance agency, and a hunting lease operation. None of these segments has ever met any of the quantitative thresholds that would require them to be reported separately.
9 — Income Taxes
The Company accrued unrecognized income tax benefits totaling $1.9 million as a component of accrued liabilities as of September 30, 2009 and December 31, 2008. The unrecognized tax benefits of $1.9 million at September 30, 2009, if recognized, would impact the Company’s effective tax rate. Included in this $1.9 million accrual is accrued interest of $185,000 related to unrecognized tax benefits. No amounts were accrued for penalties.
As of September 30, 2009, the tax years ended December 31, 2005, through 2008 remained subject to examination by tax authorities. The U.S. Internal Revenue Service is currently examining the Company’s federal income tax return for the tax years 2005, 2006 and 2007. Although the ultimate resolution on these examinations has not been reached, management previously recorded and reassessed its estimate of uncertain tax positions as of September 30, 2009.
Prior to the application of alternative fuel vehicle tax credits, the Company provided for taxes at a 63.0% rate in the third quarter of 2009, compared to a rate of 37.5% in the third quarter of 2008. The tax rate in the third quarter of 2009 was offset $3.8 million by tax credits for sales of alternative fuel vehicles to tax-exempt entities. The tax rate in the third quarter of 2008 was offset $0.4 million by tax credits for sales of alternative fuel vehicles to tax-exempt entities. During 2009, the Company has applied for $5.0 million of alternative fuel vehicle tax credits for sales of alternative fuel vehicles to tax-exempt municipalities. For the remainder of 2009, the Company expects to provide for taxes at a rate of 62.0% prior to the application of alternative fuel vehicle tax credits. The increase in the Company’s tax rate during 2009 is primarily due to state taxation regulations and non-deductible expenses. As a result, the Company’s effective tax rate may vary significantly depending on the number of alternative fuel vehicles sold to tax-exempt entities in any given period.

10 — Fair Value of Financial Instruments
The following methods and assumptions were used by the Company in estimating the fair value of financial instruments at September 30, 2009:
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
11 — Medium-Duty GMC Truck Franchises
During the second quarter of 2009, General Motors made the decision to terminate its medium-duty GMC truck production and wind-down the Company’s medium-duty GMC truck franchises, which forced the Company to take a $6.7 million pre-tax asset impairment charge. The impairment charge was offset by $1.8 million in assistance from General Motors. In the second quarter of 2009, this impairment charge resulted in a net charge to cost of sales of $4.0 million, a net charge to SG&A expense of $0.1 million and a charge to amortization expense of $0.8 million. During the third quarter of 2009, the Company adjusted the estimated impairment charge related to the medium-duty GMC truck and parts inventories, which resulted in a net credit to cost of sales of $1.5 million.
12 — Recent Accounting Pronouncements
In June 2009, the Financial Accounting Standards Board (“FASB”) issued the FASB Accounting Standards Codification (“ASC” or the “Codification”) as the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission under federal securities laws are also sources of authoritative GAAP for Securities and Exchange Commission registrants. The Codification supercedes all non-Securities and Exchange Commission accounting and reporting standards that existed at the Codification’s effective date. All guidance contained in the Codification carries an equal level of authority. These standards are effective for interim and annual periods ending after September 15, 2009.

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

General
Rush Enterprises, Inc. was incorporated in Texas in 1965 and currently consists of two operating segments: the Truck Segment and the Construction Equipment Segment. The Company conducts business through numerous subsidiaries, all of which it wholly owns, directly or indirectly. Its principal offices are located at 555 IH 35 South, New Braunfels, Texas 78130.
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
Critical Accounting Policies
The Company’s discussion and analysis of its financial condition and results of operations are based on the Company’s consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”). The preparation of these consolidated financial statements requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates. The Company believes the following accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.
Inventories
Inventories are stated at the lower of cost or market value. Cost is determined by specific identification of new and used truck and construction equipment inventory and by the first-in, first-out method for tires, parts and accessories. An allowance is provided when it is anticipated that cost will exceed net realizable value.
Goodwill
The Company applies the provisions of ASC topic 350-20, “Intangibles — Goodwill and Other” (formerly SFAS No. 142, “Goodwill and Other Intangible Assets”), in accounting for goodwill. ASC topic 350-20 requires that goodwill and other intangible assets that have indefinite useful lives may not be amortized, but instead must be tested at least annually for impairment, and intangible assets that have finite useful lives should continue to be amortized over their useful lives. ASC topic 350-20 also provides specific guidance for testing goodwill and other non-amortized intangible assets for impairment. ASC topic 350-20 requires management to make certain estimates and assumptions in order to allocate goodwill to reporting units and to determine the fair value of a reporting unit’s net assets and liabilities, including, among other things, an assessment of market condition, projected cash flows, interest rates and growth rates, which could significantly impact the reported value of goodwill and other intangible assets. ASC topic 350-20 requires, in lieu of amortization, an annual impairment review of goodwill.
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
Management is not aware of any additional impairment charge that may currently be required; however, a change in economic conditions, if one occurs, could result in an impairment charge in future periods.

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

Effective January 1, 2007, the Company adopted ASC topic 740-10, “Income Taxes,” (formerly Financial Accounting Standards Board Interpretation No. 48). ASC topic 740-10 clarified the accounting for uncertainty in income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. ASC topic 740-10 prescribes how a company should recognize, measure, present and disclose uncertain tax positions that the company has taken or expects to take in its income tax returns. ASC topic 740-10 requires that only income tax benefits that meet the “more likely than not” recognition threshold be recognized or continue to be recognized on its effective date. The Company’s income tax expense includes the impact of reserve provisions and changes to reserves that it considers appropriate, as well as related interest. Unfavorable settlement of any particular issue would require use of the Company’s cash and a charge to income tax expense. Favorable resolution would be recognized as a reduction to income tax expense at the time of resolution.
Stock-Based Compensation Expense
The Company applies the provisions of ASC topic 718-10, “Compensation — Stock Compensation” (formerly SFAS No. 123 (revised 2004), “Share-Based Payment”), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including grants of employee stock options and restricted stock and employee stock purchases under the Employee Stock Purchase Plan based on estimated fair values.
The Company uses the Black-Scholes option-pricing model to estimate the fair value of share-based payment awards on the date of grant. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Consolidated Statement of Operations.

Results of Operations
The following discussion and analysis includes the Company’s historical results of operations for the three months and nine months ended September 30, 2009 and 2008.
The following table sets forth for the periods indicated certain financial data as a percentage of total revenues:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

New and used truck sales	59.2%	62.7%	59.6%	63.5%
Parts and service	34.0	30.0	33.4	28.5
Construction equipment sales	1.5	2.8	1.8	3.7
Lease and rental	4.4	3.4	4.2	3.2
Finance and insurance	0.6	0.7	0.6	0.8
Other	0.3	0.4	0.4	0.3

Total revenues	100.0	100.0	100.0	100.0
Cost of products sold	81.2	81.5	81.8	82.0

Gross profit	18.8	18.5	18.2	18.0
Selling, general and administrative	17.2	14.1	16.4	13.7
Depreciation and amortization	1.2	1.0	1.3	0.9

Operating income	0.4	3.4	0.5	3.4
Interest expense, net	0.5	0.4	0.5	0.4

(Loss) income before income taxes	-0.1	3.0	0.0	3.0
(Benefit) provision for income taxes	-1.1	1.0	-0.5	1.1

Net Income	1.0%	2.0%	0.5%	1.9%

The following table sets forth the unit sales and revenue for new heavy-duty, new medium-duty, and used trucks and the absorption rate for the periods indicated (revenue in millions):

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
	2009	2008	Change	2009	2008	Change
Truck unit sales:
New heavy-duty trucks	1,030	1,350	(23.7%)	3,016	4,281	(29.5%)
New medium-duty trucks	637	919	(30.7%)	2,029	2,870	(29.3%)

Total new truck unit sales	1,667	2,269	(26.5%)	5,045	7,151	(29.5%)

Used truck unit sales	760	936	(18.8%)	2,113	2,631	(19.7%)

Truck revenue:
New heavy-duty trucks	$116.2	$162.4	(28.4%)	$356.5	$515.6	(30.9%)
New medium-duty trucks	37.1	54.2	(31.5%)	126.6	166.5	(24.0%)

Total new truck revenue	$153.3	$216.6	(29.2%)	$483.1	$682.1	(29.2%)

Used truck revenue	$25.6	$41.8	(38.8%)	$78.1	$122.8	(36.4%)

Other truck revenue(1)	$0.2	$1.1	(81.8%)	$1.1	$3.3	(66.7%)

Absorption rate:	96.4%	108.6%	(11.2%)	96.3%	106.3%	(9.4%)

(1)	Includes sales of glider kits, truck bodies, trailers and other new equipment.

Key Performance Indicator
Absorption Rate
Management uses many performance metrics to evaluate the performance of its truck dealerships, but considers its “absorption rate” to be of critical importance. Absorption rate is calculated by dividing the gross profit from the parts, service and body shop departments by the overhead expenses of all of a truck dealership’s departments, except for the selling expenses of the new and used truck departments and carrying costs of new and used truck inventory. When 100% absorption is achieved, then gross profit from the sale of a truck, after sales commissions and inventory carrying costs, directly impacts operating profit. In 1999, the Company’s truck dealerships’ absorption rate was approximately 80%. The Company has made a concerted effort to increase its absorption rate since 1999. The Company’s truck dealerships achieved a 108.6% absorption rate for the third quarter of 2008, and 96.4% absorption rate for the third quarter in 2009.
Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008
As expected, continued weak truck and aftermarket sales caused the third quarter of 2009 to be another challenging operating period. The Company’s Class 8 truck deliveries increased in the third quarter of 2009 over the second quarter of 2009, as several large fleet customers took delivery of trucks. This helped mitigate the effect of continued depressed U.S. Class 8 retail truck sales, which were down 33.0% over the third quarter of 2008, while the Company’s truck sales were down only 24.0% for the same time period.
The Company does not anticipate a significant truck pre-buy to occur in the fourth quarter of 2009 as lingering depressed conditions in the overall economy and tight credit continue to negatively impact freight movement, causing continued excess capacity and depressed trade values. These factors have forced both vocational and fleet buyers to lengthen their replacement cycles beyond historical norms, most likely extending any substantial upturn in new truck purchases well into the second half of 2010.
Aftermarket parts, service and body shop sales were negatively impacted by excess capacity again this quarter, as many customers have been able to put their excess truck capacity into service, allowing them to delay repair and maintenance and use parked trucks for replacement parts needs. A 21.0% decline in parts, service and body shop gross profit was offset by a reduction in general and administrative expenses of 9.0%, resulting in an absorption rate of 96.4% in the third quarter of 2009.
A.C.T. Research Co., LLC (“A.C.T. Research”), a truck industry data and forecasting service provider, currently predicts U.S. retail sales of Class 8 trucks of approximately 94,800 units in 2009, a 32.2% decline from the number of units sold in 2008. The Company believes the Class 8 truck market will remain weak until general economic conditions in the U.S. begin to improve. A.C.T. Research currently predicts U.S. retail sales of Class 8 trucks of approximately 119,500 units in 2010.
A.C.T. Research currently predicts U.S. retail sales of Class 4, 5, 6, and 7 medium-duty trucks of approximately 106,000 units in 2009, a 38.9% decline from the number of units sold in 2008. The Company believes the medium-duty truck market will remain weak until general economic conditions in the U.S. begin to improve. A.C.T. Research currently predicts U.S. retail sales of Class 4, 5, 6, and 7 medium-duty trucks of approximately 123,500 units in 2010.
The Company’s overall parts, service and body shop sales decreased 17.2% in the third quarter of 2009 compared to the third quarter of 2008. We anticipate parts, service and body shop sales to remain weak until general economic conditions improve.
In the third quarter of 2009, the Company’s construction equipment segment revenue decreased by 49.6% compared to the third quarter of 2008. This decrease is attributable to the weakening construction equipment market in the Houston area. Current industry forecasts suggest that construction equipment sales will decline approximately 50% in the Company’s area of responsibility during 2009 due to lower housing starts, decreased oil and gas activity and general economic conditions.
During the second quarter of 2009, the Company incurred a $4.9 million pre-tax impairment charge related to General Motors’ decision to discontinue manufacturing medium-duty trucks and to wind-down the Company’s GMC Medium-Duty Truck Dealership Agreements. A significant portion of the impairment charge was an estimate of the inventory valuation allowance associated with the disposal of the Company‘s remaining GMC truck and parts inventories. During the third quarter, the Company adjusted the estimated impairment charge related to its GMC truck and parts inventory because it was able to sell some of the GMC inventory at higher prices than originally estimated, which resulted in an increase to pre-tax earnings of approximately $1.5 million, or $0.02 per diluted share, in the third quarter of 2009.

The Company earns federal income tax credits on the sale of alternative fuel vehicles to tax-exempt entities. These tax credits are reflected as tax benefits in the Company’s Consolidated Statements of Operations. A portion of these tax credits are passed back to the tax-exempt customer and are reflected as SG&A expense to the Company in the quarter in which the trucks are sold. These alternative fuel tax credits and the amount passed back to the customers are directly attributable to the sale of a truck. Accordingly, the Company believes the tax credits and the amounts passed back to customers should be considered operating items when analyzing the financial performance of the Company. The Company believes its history of serving municipalities and other tax-exempt customers that cannot claim these federal tax credits, its ability to utilize tax credits and pass back savings to these tax-exempt customers, and its position as a leading dealer of alternative fuel vehicles provide the Company with a distinct advantage over its competition when offering alternative fuel vehicles to tax-exempt entities.
The ongoing weakness in the economy and tight credit markets continue to impact consumer confidence and spending, which have a direct impact on freight demand and, ultimately, our financial performance. Overall economic uncertainty continues to make it difficult for the Company to forecast future results of operations.
Revenues
Revenues decreased $111.3 million, or 26.9%, in the third quarter of 2009, compared to the third quarter of 2008. Sales of new and used trucks decreased $80.4 million, or 31.0%, in the third quarter of 2009, compared to the third quarter of 2008. Uncertain economic conditions, the weak freight environment, slowing construction markets and tight credit markets contributed to decreased demand for trucks and construction equipment as well as aftermarket service in the third quarter of 2009. The Company does not believe that demand for its products and services will increase until general economic conditions begin to improve and credit is made available on reasonable terms to a wider range of buyers.
The Company sold 1,030 heavy-duty units in the third quarter of 2009, a 23.7% decrease compared to 1,350 heavy-duty trucks in the third quarter of 2008. According to A.C.T. Research, the U.S. Class 8 truck market decreased 33.0% in the third quarter of 2009, compared to the third quarter of 2008. The Company’s share of the U.S. Class 8 truck sales market was approximately 3.9% in 2008. The Company expects its share to range between 3.9% and 4.2% of the U.S. Class 8 truck market in 2009, which would result in the sale of approximately 3,600 to 4,000 Class 8 trucks based on A.C.T. Research’s current U.S. retail sales estimates of 94,800 units.
The Company sold 637 medium-duty trucks, including 76 buses, in the third quarter of 2009, a 30.7% decrease compared to 919 medium-duty trucks, including 74 buses, in the third quarter of 2008. A.C.T. Research estimates that unit sales of Class 4 through 7 trucks in the U.S. decreased approximately 31.0% in the third quarter of 2009, compared to the third quarter of 2008. In 2008, the Company achieved a 2.1% share of the Class 4 through 7 truck sales market in the U.S. The Company expects its share to range between 2.4% and 2.5% of the U.S. Class 4 through 7 truck sales market in 2009. This market share percentage would result in the sale of approximately 2,600 to 2,800 of Class 4 through 7 trucks in 2009 based on A.C.T. Research’s current U.S. retail sales estimates of 106,000 units.
The Company sold 760 used trucks in the third quarter of 2009, an 18.8% decrease compared to 936 used trucks in the third quarter of 2008. For 2009, used truck sales volumes and prices will be primarily driven by general economic conditions and the availability of credit, which collectively have had a severe impact on this market since 2008. The Company expects to sell approximately 2,700 to 2,900 used trucks in 2009.
Parts and service sales decreased $21.3 million, or 17.2%, in the third quarter of 2009, compared to the third quarter of 2008. The Company expects parts and service sales to remain weak through the remainder of 2009.
Sales of new and used construction equipment decreased $7.2 million, or 62.1%, in the third quarter of 2009, compared to the third quarter of 2008. This decrease was largely attributable to the weakening construction market in the Houston area. John Deere’s rolling twelve month average market share in the Houston area construction equipment market increased to 20.3% as of September 30, 2009, from a rolling twelve month average of 17.7% as of September 30, 2008. In the fourth quarter of 2009, the Company expects new construction equipment unit sales in our area of responsibility to decrease approximately 60% to 70%, compared to 2008.
Truck lease and rental revenues decreased $0.9 million, or 6.4%, in the third quarter of 2009, compared to the third quarter of 2008. The decrease in lease and rental revenue is primarily attributable to decreased utilization of vehicles in the Company’s rental fleet and decreased variable rental revenue that is based on the miles that vehicles being leased are driven. The Company expects lease and rental revenue to remain flat for the remainder of 2009, compared to 2008.

Finance and insurance revenues decreased $1.0 million, or 35.8%, in the third quarter of 2009, compared to the third quarter of 2008. The decrease in finance and insurance revenue is a direct result of the decline in truck sales and the tight credit market. The Company expects finance and insurance revenue to fluctuate proportionately with the new Class 8 truck market in 2009. Finance and insurance revenues have limited direct costs and, therefore, contribute a disproportionate share of the Company’s operating profits.
Other income decreased $0.4 million, or 30.0% in the third quarter of 2009, compared to the third quarter of 2008. Other income consists primarily of the gain on sale realized on trucks from the lease and rental fleet, commissions earned from John Deere for direct manufacturer sales into our area of responsibility, document fees related to truck sales and purchase discounts.
Gross Profit
Gross profit decreased $19.4 million, or 25.4%, in the third quarter of 2009, compared to the third quarter of 2008. Gross profit as a percentage of sales increased to 18.8% in the third quarter of 2009, from 18.5% in the third quarter of 2008. This slight increase is primarily a result of a change in our product sales mix. Truck sales, a lower margin revenue item, decreased as a percentage of total revenue to 59.2% in the third quarter of 2009, from 62.7% in the third quarter of 2008. Parts and service revenue, a higher margin revenue item, increased as a percentage of total revenue to 34.0% in the third quarter of 2009, from 30.0% in the third quarter of 2008.
Gross margins on Class 8 truck sales decreased to 4.5% in the third quarter of 2009, from 6.8% in the third quarter of 2008. Gross margins on Class 8 truck sales were negatively impacted by decreased demand for new trucks and a change in our product sales mix that included increased fleet sales, which are a lower margin revenue item. For the remainder of 2009, the Company expects overall gross margins from Class 8 truck sales of approximately 5.0% to 7.0%.
Gross margins on medium-duty truck sales increased to 11.1% in the third quarter of 2009, from 5.2% in the third quarter of 2008. The increase in gross margin during the third quarter of 2009 is largely attributable to a $1.4 million adjustment to the valuation allowance related to GMC medium-duty truck inventory that was recorded in the second quarter of 2009. The Company adjusted the valuation allowance because it was able to sell some of the GMC medium-duty truck inventory at higher prices than originally estimated. For the remainder of 2009, the Company expects overall gross margins from medium-duty truck sales of approximately 5.0% to 7.0%.
Gross margins on used truck sales increased to 9.3% in the third quarter of 2009, from 8.8% in the third quarter of 2008. The Company expects margins on used trucks will be in the range of approximately 6.5% to 8.5% during the remainder of 2009, but this will largely depend upon general economic conditions and the availability of credit.
Gross margins from the Company’s parts, service and body shop operations decreased to 39.8% in the third quarter of 2009, from 41.4% in the third quarter of 2008. Gross profit for the parts, service and body shop departments decreased to $40.9 million in the third quarter of 2009, from $51.3 million in the third quarter of 2008. The Company expects gross margins on parts, service and body shop operations of approximately 39.0% to 41.0% during the remainder of 2009.
Gross margins on new and used construction equipment sales decreased to 2.1% in the third quarter of 2009, from 8.9% in the third quarter of 2008. This decrease in gross margin is primarily attributable to a dramatic decrease in demand for construction equipment and change in our product sales mix. The Company expects gross margins for the remainder of 2009 to range from approximately 4.0% to 8.0% as the Company continues its efforts to increase its market share.
Gross margins from truck lease and rental sales decreased to 11.6% in the third quarter of 2009, from approximately 15.7% in the third quarter of 2008. The decrease in lease and rental revenue is primarily attributable to decreased utilization of vehicles in the Company’s rental fleet and decreased variable rental revenue that is based on the miles that vehicles being leased are driven. The Company expects gross margins from lease and rental sales of approximately 11.0% to 16.0% during the remainder of 2009. The Company’s policy is to depreciate its lease and rental fleet using a straight line method over the customer’s contractual lease term. The lease unit is depreciated to a residual value that approximates fair value at the expiration of the lease term. This policy results in the Company realizing reasonable gross margins while the unit is in service and a corresponding gain or loss on sale when the unit is sold at the end of the lease term.
Finance and insurance revenues and other income, as described above, have limited direct costs and, therefore, contribute a disproportionate share of gross profit.

Selling, General and Administrative Expenses
Selling, General and Administrative (“SG&A”) expenses decreased $6.4 million, or 11.0%, in the third quarter of 2009, compared to the third quarter of 2008. SG&A expenses as a percentage of sales increased to 17.2% in the third quarter of 2009, from 14.1% in the third quarter of 2008. SG&A expenses as a percentage of sales have historically ranged from 10.0% to 15.0%. In general, when new and used truck revenue decreases as a percentage of revenue, SG&A expenses as a percentage of revenue will be at, or exceed, the higher end of this range. In the third quarter of 2009, the selling portion of SG&A expenses, which consists primarily of commissions on truck and construction equipment sales, decreased 32.7% and the general and administrative portion of SG&A expenses decreased 9.0% compared to the third quarter of 2008. The Company earns federal income tax credits on the sale of alternative fuel vehicles to tax-exempt entities. A portion of these tax credits are passed back to the tax-exempt customer and are reflected as SG&A expense to the Company. For the remainder of 2009, the Company expects the selling portion of SG&A expenses to be approximately 25% to 28% of new and used truck gross profit. The selling portion of SG&A expenses varies based on the gross profit derived from truck sales. The Company has taken continuous action throughout the past two years to reduce overhead expenses to a level more appropriate to serve the declining market. The Company will continue to adjust the general and administrative portion of SG&A expenses in accordance with market conditions.
Interest Expense, Net
Net interest expense decreased $0.3 million, or 15.9%, in the third quarter of 2009, compared to the third quarter of 2008. If floor plan interest rates remain at current levels, the Company expects net interest expense in 2009 to decrease approximately 15.0% compared to 2008.
Income Before Income Taxes
Income before income taxes decreased $12.4 million, or 102.1%, in the third quarter of 2009, compared to the third quarter of 2008, as a result of the factors described above.
Income Taxes
Income taxes decreased $7.4 million, or 178.2%, in the third quarter of 2009, compared to the third quarter of 2008. Prior to the application of alternative fuel vehicle tax credits, the Company provided for taxes at a 63.0% rate in the third quarter of 2009, compared to a rate of 37.5% in the third quarter of 2008. The tax rate in the third quarter of 2009 was offset $3.8 million by tax credits for sales of alternative fuel vehicles to tax-exempt entities. The tax rate in the third quarter of 2008 was offset $0.4 million by tax credits for sales of alternative fuel vehicles to tax-exempt entities. For the remainder of 2009, the Company expects to provide for taxes at a rate of 62.0% prior to the application of alternative fuel vehicle tax credits. The increase in the Company’s tax rate during 2009 is primarily due to state taxation regulations and non-deductible expenses. The Company’s effective tax rate may vary significantly depending on the number of alternative fuel vehicles sold to tax-exempt entities.
Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008
Unless otherwise stated below, the Company’s variance explanations and future expectations with regard to the items discussed in this section are set forth in the discussion of the “Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008.”
Revenues decreased $328.6 million, or 25.8%, in the first nine months of 2009, compared to the first nine months of 2008. Sales of new and used trucks decreased $245.9 million, or 30.4%, in the first nine months of 2009, compared to the first nine months of 2008.
The Company sold 3,016 heavy-duty units in the first nine months of 2009, a 29.5% decrease compared to 4,281 heavy-duty trucks in the first nine months of 2008. According to A.C.T. Research, the U.S. Class 8 truck market decreased 35.0% in the first nine months of 2009, compared to the first nine months of 2008.
The Company sold 2,029 medium-duty trucks, including 287 buses, in the first nine months of 2009, a 29.3% decrease compared to 2,870 medium-duty trucks, including 74 buses, in the first nine months of 2008. A.C.T. Research estimates that unit sales of Class 4 through 7 vehicles in the U.S decreased approximately 42.0% in the first nine months of 2009, compared to the first nine months of 2008.

The Company sold 2,113 used trucks in the first nine months of 2009, a 19.7% decrease compared to 2,631 used trucks in the first nine months of 2008.
Parts and service sales decreased $47.4 million, or 13.1%, in the first nine months of 2009, compared to the first nine months of 2008.
Sales of new and used construction equipment decreased $30.7 million, or 64.5%, in the first nine months of 2009, compared to the first nine months of 2008.
Truck lease and rental revenues decreased $0.6 million, or 1.5%, in the first nine months of 2009, compared to the first nine months of 2008.
Finance and insurance revenues decreased $3.8 million, or 39.8%, in the first nine months of 2009, compared to the first nine months of 2008.
Other income decreased $0.2 million, or 5.8%, in the first nine months of 2009, compared to the first nine months of 2008. Other income consists of the gain on sale realized on trucks from the lease and rental fleet, commissions earned from John Deere for direct manufacturer sales into our area of responsibility, document fees related to truck sales and purchase discounts.
Gross Profit
Gross profit decreased $57.6 million, or 25.1%, in the first nine months of 2009, compared to the first nine months of 2008. Gross profit as a percentage of sales increased to 18.2% in the first nine months of 2009, from 18.0% in the first nine months of 2008. Truck sales, a lower margin revenue item, decreased as a percentage of total revenue to 59.6% in the first nine months of 2009, from 63.5% in the first nine months of 2008. Parts and service revenue, a higher margin revenue item, increased as a percentage of total revenue to 33.4% in the first nine months of 2009, from 28.5% in the first nine months of 2008.
Gross margins on Class 8 truck sales decreased to 5.7% in the first nine months of 2009, from 7.9% in the first nine months of 2008.
Gross margins on medium-duty truck sales decreased to 5.2% in the first nine months of 2009, from 5.5% in the first nine months of 2008.
Gross margins on used truck sales increased to 6.6% in the first nine months of 2009, from 3.4% in the first nine months of 2008. The lower level of gross margins in the first nine months of 2008 was primarily the result of a $5.4 million write-down of used truck inventory in the second quarter of 2008.
Gross margins from the Company’s parts, service and body shop operations decreased to 39.3% in the first nine months of 2009, from 41.6% in the first nine months of 2008. Gross profit for the parts, service and body shop departments was $123.6 million in the first nine months of 2009, compared to $150.8 million in the first nine months of 2008.
Gross margins on new and used construction equipment sales were 7.1% in the first nine months of 2009, compared to 9.6% in the first nine months of 2008.
Gross margins from truck lease and rental sales decreased to 11.8% in the first nine months of 2009, from approximately 14.8% in the first nine months of 2008.
Selling, General and Administrative Expenses
SG&A expenses decreased $20.0 million, or 11.5%, in the first nine months of 2009, compared to the first nine months of 2008. SG&A expenses as a percentage of sales was 16.4% in the first nine months of 2009, and 13.7% in the first nine months of 2008.
Interest Expense, Net
Net interest expense decreased $0.9 million, or 15.5%, in the first nine months of 2009, compared to the first nine months of 2008.

Income before Income Taxes
Income before income taxes decreased $37.5 million, or 100.3%, in the first nine months of 2009, compared to the first nine months of 2008.
Provision for Income Taxes
Income taxes decreased $18.1 million, or 132.7%, in the first nine months of 2009, compared to the first nine months of 2008. The Company provided for taxes at a 62.0% rate in the first nine months of 2009, compared to a rate of 37.5% in the first nine months of 2008. The tax rate in the first nine months of 2009 was offset $5.0 million by tax credits for sales of alternative fuel vehicles to tax-exempt entities. The tax rate in the first nine months of 2008 was offset $0.4 million by tax credits for sales of alternative fuel vehicles to tax-exempt entities. The increase in the Company’s tax rate during 2009 is primarily due to state taxation regulations and non-deductible expenses.
Liquidity and Capital Resources
The Company’s short-term cash requirements are primarily for working capital, inventory financing, the improvement and expansion of existing facilities, the implementation of SAP enterprise software and dealership management system, and the construction of new facilities. Historically, these cash requirements have been met through the retention of profits and borrowings under our floor plan arrangements. As of September 30, 2009, the Company had working capital of approximately $146.6 million, including $136.7 million in cash available to fund our operations. The Company believes that these funds are sufficient to meet its short-term and long-term cash requirements.
The Company may request working capital advances in the minimum amount of $100,000 under its Amended and Restated Wholesale Security Agreement with GE Capital, its primary truck lender. However, such working capital advances may not cause the total indebtedness owed GE Capital to exceed an amount equal to the wholesale advances made against the then current inventory less any payment reductions then due. There were no working capital advances outstanding under this agreement at September 30, 2009.
The Company has a secured line of credit that provides for a maximum borrowing of $8.0 million. There were no advances outstanding under this secured line of credit at September 30, 2009, however, $6.1 million was pledged to secure various letters of credit related to self-insurance products, leaving $1.9 million available for future borrowings as of September 30, 2009.
The Company’s long-term real estate debt agreements require the Company to satisfy various financial ratios such as the debt to worth ratio and the fixed charge coverage ratio. The Company’s floor plan financing agreement with GE Capital does not contain financial covenants. At September 30, 2009, the Company was in compliance with all debt covenants. The Company does not anticipate any breach of the covenants in the foreseeable future.
Titan Technology Partners is currently implementing SAP enterprise software and a new SAP dealership management system for the Company. The total cost of the SAP software and implementation is estimated to be approximately $32.0 million. As of September 30, 2009, the Company had cumulative expenditures of $26.5 million related to the SAP project. The Company expects to spend approximately $2.1 million to $2.6 million related to the SAP project during the remainder of 2009.
The Company is currently constructing a new facility for its Rush Truck Center location in Oklahoma City, Oklahoma at an estimated cost of $14.5 million. As of September 30, 2009, the Company had expenditures of $12.7 million related to the construction of the new facility.
The Company also expects to make capital expenditures for recurring items such as computers, shop tools and equipment and vehicles of approximately $5.0 million during 2009. As of September 30, 2009, the Company had expenditures of approximately $4.0 million related to these recurring items.
On July 22, 2008, the Company’s Board of Directors approved a stock repurchase program authorizing the Company to repurchase, from time to time, up to an aggregate of $20,000,000 of its shares of Class A common stock and/or Class B common stock. Repurchases will be made at times and in amounts as the Company deems appropriate and will be made through open market transactions, privately negotiated transactions and other lawful means. The manner, timing and amount of any repurchases will be determined by the Company based on an evaluation of market conditions, stock price and other factors, including those related to the ownership requirements of its dealership agreements with manufacturers it represents. The stock repurchase program has no expiration date and may be suspended or discontinued at any time. While the stock repurchase program does not obligate the Company to acquire any particular amount or class of common stock, the Company anticipates that it will be repurchasing primarily shares of its Class B common stock. As of September 30, 2009, the Company has repurchased 1,639,843 shares of its Class B common stock at an aggregate cost of $17.9 million, none of which occurred during the third quarter of 2009.

The Company currently anticipates funding its capital expenditures relating to the SAP software and implementation, construction of new Rush Truck Centers, recurring expenses and any stock repurchases through its operating cash flow. The Company expects to finance 70% to 80% of the appraised value of newly constructed Rush Truck Centers upon completion, which will increase the Company’s cash and cash equivalents by that amount.
The Company has no other material commitments for capital expenditures as of September 30, 2009, except that the Company will continue to purchase vehicles for its lease and rental division and authorize capital expenditures for improvement and expansion of its dealership facilities based on market opportunities. The Company expects to purchase or lease trucks worth approximately $35.0 million for its leasing operations in 2009, depending on customer demand, which it will finance.
Cash Flows
Cash and cash equivalents decreased by $9.7 million during the nine months ended September 30, 2009, and decreased by $42.5 million during the nine months ended September 30, 2008. The major components of these changes are discussed below.
Cash Flows from Operating Activities
Cash flows from operating activities include net income adjusted for non-cash items and the effects of changes in working capital. During the first nine months of 2009, operating activities resulted in net cash provided by operations of $130.7 million. Cash provided by operating activities was primarily impacted by the decrease in inventories and accounts receivable which was offset by the decrease in accounts payable and accrued expenses. During the first nine months of 2008, operating activities resulted in net cash provided by operations of $66.0 million.
Cash flows from operating activities as adjusted for all draws and (payments) on floor plan notes (“Adjusted Cash Flows from Operating Activities”) was $44.7 million for the nine months ended September 30, 2009, and $68.6 million for the nine months ended September 30, 2008. Generally, all vehicle and construction equipment dealers finance the purchase of vehicles and construction equipment with floor plan borrowings, and our agreements with our floor plan providers require us to repay amounts borrowed for the purchase of such vehicles and equipment immediately after they are sold. As a result, changes in floor plan notes payable are directly linked to changes in vehicle and construction equipment inventory. However, as reflected in our consolidated statements of cash flows, changes in inventory are recorded as cash flows from operating activities, and draws and (payments) on floor plan notes are recorded as cash flows from financing activities.
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

	Nine months Ended
	September 30,
	2009	2008
Net cash provided by operating activities (U.S. GAAP)	$130,709	$66,026
(Draws) payments on floor plan notes payable	(86,053)	2,546

Adjusted Cash Flows from Operating Activities (Non-GAAP)	$44,656	$68,572

Cash Flows from Investing Activities
During the first nine months of 2009, cash used in investing activities was $32.5 million. Cash flows used in investing activities consist primarily of cash used for capital expenditures. Capital expenditures of $33.0 million consisted of purchases of property and equipment, improvements to our existing dealership facilities and construction of our new facility in Oklahoma City, Oklahoma. Property and equipment purchases during the first nine months of 2009 consisted of $9.8 million for additional units for the rental and leasing operations, which was directly offset by borrowings of long-term debt. The Company expects to purchase or lease trucks worth approximately $35.0 million for its leasing operations in 2009, depending on customer demand, all of which will be financed. During 2009, the Company expects to make capital expenditures for recurring items such as computers, shop equipment and vehicles of approximately $5.0 million in addition to $7.0 million to $8.0 million for the SAP project described above.
During the first nine months of 2008, cash used in investing activities was $90.0 million. The Company purchased investments of $355.6 million which was offset by proceeds from the sale of these investments of $348.0 million. See Note 6 of Notes to Consolidated Financial Statements for an explanation of these investments. Capital expenditures consisted of purchases of property and equipment, and improvements to our existing dealership facilities of $46.5 million. Property and equipment purchases during the first nine months of 2008 consisted of $17.6 million for additional units for the rental and leasing operations, which was directly offset by borrowings of long-term debt. Cash used in business acquisitions was $37.4 million during the first nine months of 2008.
Cash Flows from Financing Activities
Cash flows from financing activities include borrowings and repayments of long-term debt and net proceeds of floor plan notes payable. Cash used in financing activities was $107.9 million during the first nine months of 2009. The Company had borrowings of long-term debt of $14.4 million and repayments of long-term debt and capital lease obligations of $37.3 million during the first nine months of 2009. The Company had net payments of floor plan notes payable of $86.1 million during the first nine months of 2009. The borrowings of long-term debt were primarily related to units for the rental and leasing operations.
Cash used in financing activities was $18.5 million during the first nine months of 2008. The Company had borrowings of long-term debt of $21.1 million and repayments of long-term debt and capital lease obligations of $33.8 million during the first nine months of 2008. The Company had net draws of floor plan notes payable of $2.5 million during the first nine months of 2008. The borrowings of long-term debt were primarily related to refinancing of real estate and financing of the lease and rental fleet.
Substantially all of the Company’s truck purchases are made on terms requiring payment within 15 days or less from the date the trucks are invoiced from the factory. Effective August 1, 2007, the Company entered into an Amended and Restated Wholesale Security Agreement with GE Capital. Interest under the floor plan financing agreement is payable monthly and the rate varies from LIBOR plus 1.15% to LIBOR plus 1.50% depending on the average aggregate month-end balance of debt. The Company finances substantially all of the purchase price of its new truck inventory, and the loan value of its used truck inventory under the floor plan financing agreement with GE Capital, under which GE Capital pays the manufacturer directly with respect to new trucks. The Company makes monthly interest payments to GE Capital on the amount financed, but is not required to commence loan principal repayments on any vehicle until such vehicle has been floor planned for 12 months or is sold. The floor plan financing agreement allows for prepayments and working capital advances with monthly adjustments to the interest due on outstanding advances. On September 30, 2009, the Company had approximately $176.9 million outstanding under its floor plan financing agreement with GE Capital.
Substantially all of the Company’s new construction equipment purchases are financed by John Deere and JPMorgan Chase (“Chase”). The agreement with John Deere provides an interest free financing period after which time the amount financed is required to be paid in full. When construction equipment is sold prior to the expiration of the interest free finance period, the Company is required to repay the principal within approximately ten days of the sale. If the construction equipment financed by John Deere is not sold within the interest free finance period, it is transferred to the Chase floor plan arrangement. New and used construction equipment is financed to a maximum of book value under a floor plan arrangement with Chase. The Company makes monthly interest payments on the amount financed and is required to commence loan principal repayments on construction equipment as book value is reduced. Principal payments for sold new and used construction equipment are made to Chase no later than the 15th day of each month following the sale. The loans are collateralized by a lien on the construction equipment. As of September 30, 2009, the Company’s floor plan arrangement with Chase permitted the financing of up to $20.0 million in construction equipment. On September 30, 2009, the Company had $4.5 million outstanding under its floor plan financing arrangements with John Deere and $15.2 million outstanding under its floor plan financing arrangement with Chase.

Backlog
On September 30, 2009, the Company’s backlog of truck orders was approximately $98.0 million compared to a backlog of truck orders of approximately $168.4 million on September 30, 2008. The Company includes only confirmed orders in its backlog. The Company sells the majority of its new trucks by customer special order, with the remainder sold out of inventory. The delivery time for a custom-ordered truck varies depending on the truck specifications and demand for the particular model ordered; however, due to the decreased demand for trucks, delivery times for heavy-duty trucks have decreased significantly from delivery times during periods of peak demand.
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
EPA emissions guidelines regarding nitrous oxides are scheduled to go into effect for all diesel engines built subsequent to January 1, 2010. Changes in diesel engine emissions guidelines have traditionally resulted in significant pre-buys of Class 8 trucks in the period prior to the effective date of such emission guidelines. However, based on current economic and market conditions, the Company does not expect as significant of a pre-buy of Class 8 trucks to occur in 2009 as has occurred in the past. The magnitude of any pre-buy will be largely dependent upon general economic conditions in the U.S. through the remainder of 2009.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk.
Market risk, including interest rate risk and other relevant market rate or price risks, represents the risk of loss that may impact the financial position, results of operations, or cash flows of the Company.
The Company is exposed to some market risk through interest rates related to our floor plan financing agreements, variable rate debt and discount rates related to finance sales. Floor plan borrowings are based on LIBOR and are used to meet working capital needs. As of September 30, 2009, the Company had floor plan borrowings of approximately $196.6 million. Assuming an increase or decrease in LIBOR of 100 basis points, annual interest expense could correspondingly increase or decrease by approximately $2.0 million. The Company provides all customer financing opportunities to various finance providers. The Company receives all finance charges in excess of a negotiated discount rate from the finance providers in the month following the date of the financing. The negotiated discount rate is variable, thus subject to interest rate fluctuations. This interest rate risk is mitigated by the Company’s ability to pass discount rate increases to customers through higher financing rates.
The Company is also exposed to some market risk through interest rates related to the investment of our current cash and cash equivalents which totaled $136.7 million on September 30, 2009. These funds are generally invested as a prepayment against our floor plan financing debt or in variable interest rate instruments in accordance with the Company’s investment policy. As such instruments mature and the funds are reinvested, we are exposed to changes in market interest rates. This risk is mitigated by management’s ongoing evaluation of the best investment rates available for current and noncurrent high quality investments. If market interest rates were to increase or decrease immediately and uniformly by 100 basis points, the Company’s annual earnings on cash and cash equivalents could correspondingly increase or decrease by approximately $1.4 million.
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
As of September 30, 2009, the Company holds $7.6 million of auction rate securities with underlying tax-exempt municipal bonds with stated maturities of 21 years. Given the current market conditions in the auction rate securities market, if the Company determines that the fair value of these securities has temporarily decreased by 10%, the Company’s equity could correspondingly decrease by approximately $0.8 million. If it is determined that the fair value of these securities is other-than-temporarily impaired by 10%, the Company could record a loss on its Consolidated Statements of Operations of approximately $0.8 million. For further discussion of the risks related to our auction rate securities, see Note 6 of the Notes to Consolidated Financial Statements and Item 1A — Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (the “2008 Annual Report”).
The Company has not used derivative financial instruments in our investment portfolio.
ITEM 4. Controls and Procedures.
The Company, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2009 to provide reasonable assurance that information required to be disclosed in the reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) is accumulated and communicated to Company management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
There has been no change in the Company’s internal control over financial reporting that occurred during the three months ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Unregistered Sales of Equity Securities
The Company did not make any unregistered sales of equity securities during the third quarter of 2009.
Issuer Purchases of Equity Securities
The Company did not repurchase any shares of its Class A Common Stock or Class B Common Stock during the third quarter of 2009.

				Maximum Number (or
			Total Number of	Approximate Dollar
	Total Number	Average Price	Shares Purchased	Value) of Shares that
	of Shares	Paid Per	as Part of Publicly	May Yet Be Purchased
Period	Purchased	Share	Announced Plans	Under the Plan (1)(2)
July 1 – 31, 2009	—	$0.00	—	$2,093,321
August 1 – 31, 2009	—	$0.00	—	2,093,321
September 1 – 30, 2009	—	$0.00	—	2,093,321

3rd Quarter Total	—	$0.00	—	$2,093,321

(1)
On July 22, 2008, the Company’s Board of Directors approved a stock repurchase program authorizing the Company to repurchase, from time to time, up to an aggregate of $20,000,000 of its shares of Class A Common Stock and/or Class B Common Stock. The stock repurchase program has no expiration date and may be suspended or discontinued at any time.

(2)	As of September 30, 2009, the Company has repurchased 1,639,843 shares of its Class B common stock at a cost of $17.9 million, none of which occurred during the 2009 fiscal year.
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
Rush Enterprises, Inc. Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q (File No. 000-20797) filed for the quarter ended June 30, 2009).

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

RUSH ENTERPRISES, INC.
Date: November 9, 2009	By:	/s/ W.M. “RUSTY” RUSH
W.M.“Rusty”Rush
President and Chief Executive Officer (Principal Executive Officer)

Date: November 9, 2009	By:	/s/ STEVEN L. KELLER
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