Form 10-K
period 2009-12-31
RUSH ENTERPRISES INC \TX\
filed 2010-03-12
CIK 1012019

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller Reporting Company ☐
(Do not check if a smaller reporting company.)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of common stock held by non-affiliates of the registrant as of June 30, 2009 was approximately $370,939,488 based upon the last sales price on June 30, 2009 on The NASDAQ Global Select MarketSM of $11.65 for the registrant’s Class A common stock and $9.91 for the registrant’s Class B common stock. Shares of common stock held by each executive officer and director and by each shareholder affiliated with a director or an executive officer have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
The registrant had 26,471,733 shares Class A common stock and 10,690,127 shares of Class B common stock outstanding on March 8, 2010.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of registrant’s definitive proxy statement for the registrant’s 2010 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission not later than April 30, 2010, are incorporated by reference into Part III of this Form 10-K.

RUSH ENTERPRISES, INC.
Index to Form 10-K
Year ended December 31, 2009

NOTE REGARDING FORWARD-LOOKING STATEMENTS
Certain statements contained in this Form 10-K (or otherwise made by the Company or on the Company’s behalf from time to time in other reports, filings with the Securities and Exchange Commission, news releases, conferences, website postings or otherwise) that are not statements of historical fact constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended(the “Exchange Act”), notwithstanding that such statements are not specifically identified. Forward-looking statements include statements about the Company’s financial position, business strategy and plans and objectives of management of the Company for future operations. These forward-looking statements reflect the best judgments of the Company about the future events and trends based on the current beliefs of the Company’s management as well as assumptions made by and information currently available to the Company’s management. Use of the words “may,” “should,” “continue,” “plan,” “potential,” “anticipate,” “believe,” “estimate,” “expect,” “hopeful” and “intend” and words or phrases of similar import, as they relate to the Company or its subsidiaries or Company management, are intended to identify forward-looking statements but are not the exclusive means of identifying such statements. Forward-looking statements reflect the current view of the Company with respect to future events and are subject to risks and uncertainties that could cause actual results to differ materially from those in such statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, those set forth under Item 1A—Risk Factors as well as future growth rates and margins for certain of our products and services, future demand for our products and services, risks associated with the current recession and its impact on capital markets and liquidity, competitive factors, general economic conditions, cyclicality, market conditions in the new and used commercial vehicle and equipment markets, customer relations, relationships with vendors, the interest rate environment, governmental regulation and supervision, seasonality, distribution networks, product introductions and acceptance, technological change, changes in industry practices, one-time events and other factors described herein and in the Company’s quarterly and other reports filed with the Securities and Exchange Commission (collectively, “Cautionary Statements”). Although the Company believes that its expectations are reasonable, it can give no assurance that such expectations will prove to be correct. Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described in any forward-looking statements. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the applicable Cautionary Statements. All forward-looking statements speak only as the date on which they are made and the Company undertakes no duty to update or revise any forward-looking statements.
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
References herein to “the Company,” “Rush Enterprises,” “Rush,” “we,” “our” or “us” mean Rush Enterprises, Inc., a Texas corporation, and its subsidiaries unless the context requires otherwise.
Access to Company Information
Rush electronically files annual reports, quarterly reports, and other reports with the SEC. You may read and copy any of the materials that we have filed with the SEC at the SEC’s Public Reference Room at 100 F Street NE, NW, Washington, DC 20549. You may obtain information about the Public Reference Room by calling the SEC at 1-800-SEC-0330. Our filings are also available to you on the SEC’s website at www.sec.gov.
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
General
Rush Enterprises, Inc. was incorporated in Texas in 1965 and consists of two reportable segments: the Truck Segment and the Construction Equipment Segment. The Company conducts business through numerous subsidiaries, all of which it wholly owns, directly or indirectly. Its principal offices are located at 555 IH 35 South, Suite 500, New Braunfels, Texas 78130.
The Company is a full-service, integrated retailer of premium transportation and construction equipment and related services. The Company’s Rush Truck Centers sell vehicles manufactured by Peterbilt Motors Company (a division of PACCAR, Inc.), International, Volvo, GMC, Hino, UD, Ford, Isuzu and Blue Bird. The Company also operates two John Deere construction equipment dealerships at its Rush Equipment Centers in Southeast Texas. Through its strategically located network of Rush Truck Centers and its Rush Equipment Centers, the Company provides one-stop service for the needs of its customers, including retail sales of new and used commercial vehicles and construction equipment, aftermarket parts sales, service and repair facilities, and financing, leasing and rental, and insurance products.
The Company’s Rush Truck Centers are principally located in high traffic areas throughout the southern United States. Since commencing operations as a Peterbilt heavy-duty truck dealer in 1966, the Company has grown to operate Rush Truck Centers in Alabama, Arizona, California, Colorado, Florida, Georgia, New Mexico, North Carolina, Oklahoma, Tennessee and Texas.
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

Rush Truck Center	Heavy-Duty	Medium-Duty and Bus			Body
Location	Franchise(s)	Franchise(s)	Parts	Service	Shop

Alabama:
Mobile	Peterbilt	Peterbilt	Yes	Yes	Yes

Arizona:
Flagstaff	None	None	Yes	Yes	No
Phoenix	Peterbilt	Peterbilt, GMC, Hino	Yes	Yes	Yes
Tucson	Peterbilt	Peterbilt, GMC, Hino	Yes	Yes	No
Yuma	Peterbilt	Peterbilt	Yes	Yes	No

California:
Escondido	Peterbilt	Peterbilt, Hino	Yes	Yes	No
Fontana Heavy-Duty	Peterbilt	Peterbilt	Yes	Yes	Yes
Fontana Medium-Duty	None	Peterbilt, GMC, Hino, Isuzu, UD	Yes	Yes	No
Pico Rivera	Peterbilt	Peterbilt, UD (parts only)	Yes	Yes	Yes
San Diego	Peterbilt	Peterbilt, GMC, Hino	Yes	Yes	Yes
San Luis Obispo	None	None	Yes	Yes	No
Sylmar	Peterbilt	Peterbilt, UD	Yes	Yes	No

Colorado:
Denver Heavy-Duty	Peterbilt	Peterbilt	Yes	Yes	Yes
Denver Medium-Duty	None	Ford, Isuzu	Yes	Yes	No
Greeley	Peterbilt	Peterbilt	Yes	Yes	No
Pueblo	Peterbilt	Peterbilt	Yes	Yes	No

Florida:
Haines City	Peterbilt	Peterbilt, Diamond Coach	Yes	Yes	Yes
Jacksonville	Peterbilt	Peterbilt, Hino, Diamond Coach	Yes	Yes	Yes
Tampa	Peterbilt	Peterbilt, Diamond Coach	Yes	Yes	No
Winter Garden	Peterbilt	Peterbilt, GMC, Isuzu, UD, Diamond Coach	Yes	Yes	No

Georgia:
Atlanta	None	GMC, Hino, Isuzu, UD	Yes	Yes	No

New Mexico:
Albuquerque	Peterbilt	Peterbilt, UD	Yes	Yes	Yes
Las Cruces	None	None	Yes	Yes	No

North Carolina:
Charlotte	Peterbilt	Peterbilt, Hino, Isuzu	Yes	Yes	No
Charlotte	International	International	Yes	Yes	Yes

Oklahoma:
Ardmore	Peterbilt	Peterbilt	Yes	Yes	No
Oklahoma City	Peterbilt	Peterbilt, GMC, Hino	Yes	Yes	Yes
Tulsa	Peterbilt, Volvo	Peterbilt, GMC, Hino	Yes	Yes	Yes

Tennessee:
Nashville	Peterbilt	Peterbilt	Yes	Yes	Yes

Rush Truck Center	Heavy-Duty	Medium-Duty and Bus			Body
Location	Franchise(s)	Franchise(s)	Parts	Service	Shop

Texas:
Abilene	Peterbilt	Peterbilt	Yes	Yes	No
Alice	Peterbilt	Peterbilt, Blue Bird, Elkhart, Diamond Coach	Yes	Yes	No
Austin	Peterbilt	Peterbilt, GMC, Hino, Isuzu, UD, Blue Bird, Elkhart, Diamond Coach	Yes	Yes	No
Dallas Heavy-Duty	Peterbilt	Peterbilt, Blue Bird, Elkhart, Diamond Coach	Yes	Yes	Yes
Dallas Medium-Duty	None	Peterbilt, GMC, Hino, UD, Blue Bird, Elkhart Diamond Coach	Yes	Yes	No
El Paso	Peterbilt	Peterbilt, GMC, Hino, Isuzu	Yes	Yes	Yes
Fort Worth	Peterbilt	Peterbilt, UD, Blue Bird, Elkhart, Diamond Coach	Yes	Yes	No
Houston	Peterbilt	Peterbilt, GMC, Hino, Blue Bird, Elkhart, Diamond Coach	Yes	Yes	Yes
Laredo	Peterbilt	Peterbilt, Blue Bird, Elkhart, Diamond Coach	Yes	Yes	Yes
Lufkin	Peterbilt	Peterbilt, Blue Bird, Elkhart, Diamond Coach	Yes	Yes	Yes
Pharr	Peterbilt	Peterbilt, Hino, UD, Blue Bird, Elkhart, Diamond Coach	Yes	Yes	Yes
San Antonio	Peterbilt	Peterbilt, GMC, Hino, Blue Bird, Elkhart, Diamond Coach	Yes	Yes	Yes
Sealy	Peterbilt	Peterbilt, Isuzu, Blue Bird, Elkhart, Diamond Coach	Yes	Yes	No
Texarkana	Peterbilt	Peterbilt, GMC, Hino, Isuzu, Blue Bird, Elkhart, Diamond Coach	Yes	Yes	No
Tyler	Peterbilt	Peterbilt, Blue Bird, Elkhart, Diamond Coach	Yes	Yes	No
Waco	Peterbilt	Peterbilt, GMC, Hino, Isuzu, Blue Bird, Elkhart, Diamond Coach	Yes	Yes	No
Rush Equipment Center. Our Rush Equipment Centers in Southeast Texas, provide a full line of John Deere construction equipment, including backhoe loaders, hydraulic excavators, crawler-dozers and four-wheel drive loaders.
Leasing and Rental Services. Through certain of our Rush Truck Centers and several stand-alone Rush Truck Leasing Centers, we provide a broad line of product selections for lease or rent, including Class 4, Class 5, Class 6, Class 7 and Class 8 trucks, heavy-duty cranes and refuse haulers. Our lease and rental fleets are offered on a daily, monthly or long-term basis.
Financial and Insurance Products. At our dealerships we offer third-party financing to assist customers in purchasing new and used commercial vehicles and construction equipment. Additionally, we sell, as agent, a complete line of property and casualty insurance, including collision and liability insurance on commercial vehicles, cargo insurance and credit life insurance.
Perfection Equipment. Perfection Equipment offers installation of equipment, equipment repair, parts installation, and paint and body repair to owners of trucks. Perfection Equipment carries over 120 lines of truck and industrial parts and over 100 lines of equipment at its location in Oklahoma City. Perfection Equipment specializes in up-fitting a variety of trucks used by oilfield service providers and other specialized service providers.
World Wide Tires. We operate World Wide Tires stores in three locations in Texas. World Wide Tires primarily sells tires for use on Class 8 trucks.

Industry
See Part II, Item 6, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry” for a description of our industry and the markets in which we operate.
Our Business Strategy
Operating Strategy. Our strategy is to operate an integrated dealer network that provides complementary products and services. Our strategy includes the following key elements:
•
One-Stop Centers. We have developed our commercial vehicle and construction equipment dealerships as “one-stop centers” where, at one convenient location, our customers can do the following: purchase new and used commercial vehicles or construction equipment; finance, lease or rent commercial vehicles or construction equipment; purchase aftermarket parts and accessories; and have service performed by certified technicians. We believe that this full-service strategy also helps to mitigate cyclical economic fluctuations because the parts and service sales at our dealerships generally tend to be less volatile than our new and used commercial vehicle and construction equipment sales.

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

Growth Strategy. Through our expansion and acquisition initiatives, we have grown to operate a large, multistate, full-service network of commercial vehicle dealerships. As described below, we intend to continue to grow our business internally and through acquisitions by expanding into new geographic areas, expanding our product offerings and opening new dealerships in existing markets.
•
Expansion Into New Geographic Areas. We plan to continue to expand our dealership network by acquiring additional dealerships in geographic areas contiguous to our current operations. We have successfully expanded our presence from our Texas base into a coast-to-coast network of Rush Truck Centers. We believe the geographic diversity of our Rush Truck Center network has significantly expanded our customer base while reducing the effects of local economic cycles. Geographic diversification supports the sale of commercial vehicles and parts by allowing us to allocate our inventory among the geographic regions we serve based on market demand within these regions.

•
Expansion of Product Offerings. We intend to continue to expand our product lines within our dealerships by adding product categories that are both complementary to our existing product lines and well suited to our operating model such as truck mounted cranes, refuse vehicles and towing vehicles.

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
•
Open Dealerships in Existing Areas of Operation. We continually evaluate opportunities to increase our market share by adding dealerships to underserved markets within our current areas of operation. The introduction of additional one-stop centers enables us to enhance revenues from our existing customer base as well as increase the awareness of the “Rush” brand name for new customers. In identifying new areas for expansion, we analyze the market’s level of new truck registrations, customer buying and leasing trends and the existence of competing franchises. We also assess the potential performance of a parts and service center. After a market has been strategically reviewed, we survey the region for a well-situated location. Whether we acquire existing dealerships or open a new dealership, we introduce our branding program and implement our integrated management system.

Management of Our Dealerships
We manage our dealerships as described below.
Rush Truck Centers
Our Rush Truck Centers are responsible for sales of new and used commercial vehicles, as well as related parts and services.
New Truck Sales.   New heavy-duty truck sales represent the largest portion of our revenue, accounting for approximately $467.1 million, or 37.7%, of our total revenues in 2009. New Class 8 heavy-duty Peterbilt truck sales accounted for approximately 73.5% of our new truck revenues for 2009.
Our Rush Truck Centers that sell new and used Class 8 heavy-duty trucks also sell Class 6 and Class 7 medium-duty commercial vehicles. Certain Rush Truck Centers also sell medium-duty trucks manufactured by GMC, Hino, Isuzu, Ford, International or UD and buses manufactured by Blue Bird, Diamond Coach and Elkhart (see Part I, Item 1, “General — Rush Truck Centers” for information on which brands we sell at each Rush Truck Center). New medium-duty commercial vehicle sales, excluding new bus sales, accounted for approximately $131.3 million, or 10.6% of our total revenues for 2009, and 20.8% of our new commercial vehicles revenues for 2009. Our customers use heavy- and medium-duty trucks to haul various materials, including general freight, petroleum, wood products, refuse and construction materials. In 2008, we acquired the Blue Bird bus franchise for the majority of Texas. New bus sales accounted for approximately $32.4 million, or 2.6% of our total revenues for 2009, and 5.1% of our new truck revenues for 2009.
A significant portion of our new truck sales are to fleet customers (customers who purchase more than five trucks in any 12-month period). Because of the size of our Rush Truck Center network, our strong relationships with our fleet customers and our ability to handle large quantities of used truck trade-ins, we are able to successfully market and sell to fleet customers nationwide. We believe that we have a competitive advantage over most other dealers in that we can absorb multi-unit trade-ins often associated with fleet sales and effectively disperse the used trucks for resale throughout our dealership network. We believe that our attention to customer service and our broad range of trucking services, including our ability to offer commercial vehicle financing and insurance to our customers, has resulted in a high level of customer loyalty.
Used Commercial Vehicle Sales.  Used commercial vehicle sales accounted for approximately $106.5 million, or 8.6%, of our total revenues for 2009. We sell used commercial vehicles at most of our Rush Truck Centers. We believe that we are well positioned to market used commercial vehicles due to our ability to recondition them for resale utilizing the parts and service departments of our Rush Truck Centers and our ability to move used commercial vehicles between Rush Truck Centers to satisfy customer demand. The majority of our used commercial vehicle inventory consists of commercial vehicles taken as trade-ins from new customers, but we supplement our used commercial vehicle inventory by purchasing used commercial vehicles from third parties for resale.

Commercial Vehicle Parts and Service. Commercial vehicle-related parts and service revenues accounted for approximately $395.2 million, or 31.9%, of our total revenues for 2009. The parts business enhances our sales and service functions and is a source of recurring revenue. Rush Truck Centers carry a wide variety of commercial vehicle parts in inventory. Certain Rush Truck Centers also feature fully equipped service and body shop facilities, the combination and configuration of which varies by location, capable of handling a broad range of repairs on most makes and classes of commercial vehicles. Each Rush Truck Center is a warranty service center for the commercial vehicle manufacturers represented at that location and most are also authorized service centers for other manufacturers, including the following: Caterpillar, Cummins, Eaton and Arvin Meritor. We have more than 900 service and body shop bays, including 23 paint booths, throughout our Rush Truck Center network. We also have field service trucks and technicians who make on-site repairs at our customers’ locations.
We perform both warranty and non-warranty service work on commercial vehicles. The cost of warranty work is generally reimbursed by the applicable manufacturer at retail consumer rates. A majority of the service technicians at our Rush Truck Centers have been certified by various vehicle component manufacturers.
As part of our leasing and rental operations, we enter into contracts with customers to provide full-service maintenance on their trucks. We had 667 units under contract maintenance as of December 31, 2009, and 267 units under contract maintenance as of December 31, 2008.
Truck Leasing and Rental. Truck leasing and rental revenues accounted for approximately $53.7 million, or 4.3%, of our total revenues for 2009. At our Rush Truck Leasing locations, we engage in full-service truck leasing under the PacLease and Idealease trade names. Leasing and rental customers contribute to additional parts sales and service work at Rush Truck Centers because most of our leases require service and maintenance for the leased trucks to be performed at our facilities (or at facilities outside our service area, as we direct). Rented trucks are also generally serviced at our facilities. We had 2,366 units in our lease and rental fleet as of December 31, 2009 compared to 2,303 units as of December 31, 2008. Generally, we sell trucks that have been retired from our lease and rental fleet through the used sales operations at our Rush Truck Centers. Historically, we have realized gains on the sale of used lease trucks in excess of the cost of the purchase option contained in our leases with PACCAR Leasing or the book value of trucks owned by the Company.
Rush Equipment Center
Our Rush Equipment Centers are responsible for sales of new and used construction equipment and related parts and service.
New Construction Equipment Sales. New construction equipment sales accounted for approximately $20.8 million, or 1.7%, of our total revenues for 2009. Our Rush Equipment Centers carry a complete line of John Deere construction equipment. A new piece of John Deere construction equipment typically ranges in price from $50,000 for a backhoe to $500,000 for an excavator. We carry a full line of complementary construction equipment manufactured by other suppliers to enhance our John Deere product line. We sell construction equipment to a diverse customer base including residential and commercial construction contractors, utility companies, government agencies, and various petrochemical, industrial and material supply businesses.
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
Used Construction Equipment Sales. Used construction equipment sales accounted for approximately $2.0 million, or 0.2%, of our total revenues for 2009. We sell used construction equipment manufactured by several manufacturers, including John Deere, Case, Caterpillar, and Komatsu. Our used construction equipment inventory is derived from trade-ins from our construction equipment customers and purchases from third parties.
Construction Equipment Parts and Service. Construction equipment related parts and service revenues accounted for approximately $15.7 million, or 1.3%, of our total revenues for 2009. Our Rush Equipment Centers carry a wide variety of John Deere and other parts in its inventory, which consists of over 7,000 items from more than 15 suppliers. We are an authorized John Deere construction equipment parts and accessories supplier in the Houston, Texas area. We maintain a fully equipped service operation capable of handling repairs on John Deere construction equipment and most other brands of construction equipment at our Rush Equipment Centers. We enhance our service presence with field service trucks and technicians who are capable of making on-site repairs at our customers’ locations.

Additional information related to these operating segments for 2009, 2008 and 2007 is included in Note 21 – Segments in the Notes to the Company’s Consolidated Financial Statements in Item 7.
Financial and Insurance Products
We sell, as agent, a complete line of property and casualty insurance to our commercial vehicle customers and other truck owners. Our agency is licensed to sell truck liability, collision and comprehensive, workers’ compensation, cargo, credit life and occupational accident insurance coverage. We serve as sales representatives for a number of leading insurance companies including the Great American Insurance Companies, Sentry Insurance and Hartford Insurance Group. Our renewal rate in 2009 was 75%.
Rush Truck Centers and Rush Equipment Centers have personnel responsible for arranging third-party financing for our product offerings. We also have licensed insurance agents at a number of our dealerships who arrange insurance for our customers. The sale of financial and insurance products accounted for approximately $7.6 million, or 0.6%, of our total revenue for 2009. Finance and insurance revenues have minimal direct costs and, therefore, contribute a disproportionate share of our operating profits.
New and Used Commercial Vehicle Financing. We arranged customer financing through various commercial lending sources for approximately 22% of our new and used commercial vehicle sales in 2009 and approximately 30% in 2008. Generally, commercial vehicle finance contracts are memorialized through the use of installment contracts, which are secured by the commercial vehicles financed, and require a down payment of 10% to 30% of the selling price of the financed commercial vehicle, with the remaining balance financed over a two to five-year period. The majority of finance contracts are sold to third parties without recourse to the Company. The Company’s recourse liability related to finance contracts sold with recourse to the Company ranges from 5% to 100% of the outstanding amount of each note initiated on behalf of the finance company (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies”). The Company provides an allowance for repossession losses and early repayment penalties.
New and Used Construction Equipment Financing. We arranged customer financing through various commercial lending sources for approximately $8.2 million of our new and used construction equipment sales in 2009, a decrease of 74.9% from approximately $32.7 million in 2008. Generally, construction equipment finance contracts are memorialized through the use of installment or lease contracts, which are secured by the construction equipment financed, and generally require a down payment of 0% to 10% of the selling price of the financed piece of construction equipment, with the remaining balance being financed over a three to five-year period. All finance contracts for construction equipment are assigned without recourse.
Sales and Marketing
Our established expansion and acquisition strategy and long history of operations in the commercial vehicle business have resulted in a strong customer base that is diverse in terms of geography, industry and scale of operations. Rush Truck Centers’ customers include owner operators, regional and national truck fleets, corporations and local governments. During 2009, no single customer of our Rush Truck Centers accounted for more than 10% of our total commercial vehicle sales by dollar volume. Our Rush Equipment Centers’ customer base is similarly diverse and, during 2009, no single Rush Equipment Center customer accounted for more than 10% of our total construction equipment sales by dollar volume. We generally promote our products and related services through direct customer contact by our sales personnel, advertisements in trade magazines and attendance at industry shows.
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

Facility Management
Personnel. Each Rush Truck Center and Rush Equipment Center is typically managed by a general manager who oversees the operations, personnel and the financial performance of the location, subject to the direction of a regional manager and personnel at our corporate office. Additionally, each Rush Truck Center is typically staffed by a sales manager, parts manager, service manager, sales representatives, parts employees, and other service and make-ready employees, as appropriate, given the services offered. The sales staff of each Rush Truck Center and Rush Equipment Center is compensated on a salary plus commission basis, with a high percentage of their compensation consisting of commission, while regional managers, general managers, parts managers and service managers receive a combination of salary and performance bonus, with a high percentage of their compensation consisting of the performance bonus. We believe that our employees are among the highest paid in their respective industry which enables us to attract and retain qualified personnel.
On an annual basis, regional managers work with general managers to prepare detailed monthly profit and loss forecasts based upon historical information and projected trends. A portion of each regional manager’s and general manager’s performance bonus is based upon whether they meet or exceed their operating plans. During the year, general managers regularly review their facility’s progress with their regional manager and senior management and make appropriate adjustments as needed.
We have been successful in retaining our senior management, regional managers and general managers. To promote communication and efficiency in operating standards, regional managers and members of senior management attend company-wide strategy sessions each year. In addition, management personnel attend various industry sponsored leadership and management seminars and receive continuing education on the products we distribute, marketing strategies and management information systems.
Members of senior management and regional managers regularly travel to each location to provide on-site management and support. Each location is audited regularly for compliance with corporate policies and procedures. These routine unannounced internal audits, objectively measure dealership performance with respect to corporate expectations in the management and administration of sales, commercial vehicle and equipment inventory, parts inventory, parts sales, service sales, body shop sales, corporate policy compliance, human resources compliance, and environmental and safety compliance matters. The Company has instituted succession planning pursuant to which employees in each Rush Truck Center and Rush Equipment Center are groomed as assistant managers to assume management responsibilities in existing and future dealerships.
Purchasing and Suppliers. We believe that pricing is an important element of our marketing strategy. Because of our size, our Rush Truck Centers benefit from volume purchases at favorable prices that permit them to achieve a competitive pricing position in the industry. We purchase our commercial vehicle inventory and parts and accessories directly from the manufacturer. All other manufacturers’ parts and accessories, including those of Caterpillar, Cummins and other component manufacturers, are purchased through wholesale vendors or from PACCAR, which buys such products in bulk for resale to the Company and other Peterbilt dealers. Most purchasing commitments are negotiated by personnel at our corporate headquarters. Historically, we have been able to negotiate favorable pricing levels and terms, which enables us to offer competitive prices for our products. We purchase all of our John Deere construction equipment inventory and John Deere parts directly from John Deere.
Management Information Systems. Each Rush Truck Center and Rush Equipment Center maintains a centralized real-time inventory tracking system which is accessible simultaneously by all locations and by our corporate office. We utilize our management information systems to monitor the inventory level of commercial vehicles and parts at each of our dealerships. From information assimilated from management information systems, management has developed a model reflecting historic sales levels of different product lines. This model enables management to identify the appropriate level and combination of inventory and forms the basis of our operating plan. Our management information systems and databases are also used to monitor market conditions and sales information and assess product and expansion strategies.
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
Distribution and Inventory Management. We utilize a real-time inventory tracking system to maintain a close link between each Rush Truck Center. This link allows for timely and cost-effective sharing of managerial and sales information as well as the prompt transfer of inventory among various locations. The transfer of inventory reduces delays in delivery, helps maximize inventory turns and assists in controlling problems created by overstock and understock situations. We are linked directly to our major suppliers, via real-time communication links for purposes of ordering and inventory management. These automated reordering and communication systems allow us to maintain proper inventory levels and permit us to have inventory delivered to our locations, or directly to customers, typically within 24 hours of an order being placed.

Recent Acquisitions and Dispositions
In June 2008, the Company acquired certain assets of Capital Bus Sales and Service of Texas, Inc., which included a Blue Bird bus franchise for the majority of Texas. The Company is selling buses at most Rush Truck Centers throughout Texas. The transaction was valued at approximately $5.6 million, with the purchase price paid in cash.
In May 2008, the Company acquired certain assets of Peterbilt Carolina, Inc., which included a Peterbilt, Hino and Isuzu truck dealership in Charlotte, North Carolina. The Company is operating the facility as a full-service Rush Truck Center offering Peterbilt heavy-duty and medium-duty trucks as well as medium-duty trucks manufactured by Hino and Isuzu, and parts and service. The transaction was valued at approximately $13.4 million, with the purchase price paid in cash.
In May 2008, the Company also acquired the common stock of Adams International Trucks, Inc., an International truck and Workhorse Custom Chassis dealership and an Idealease franchise in Charlotte, North Carolina. The Company is operating the facility as a full-service Rush Truck Center offering International heavy-duty and medium-duty trucks, parts and service and leasing. The transaction was valued at approximately $20.1 million, with the purchase price paid in cash. Included in the acquisition was the purchase of Adams Collision Center. The Company also purchased the real estate used in the operations of Adams International Trucks, Inc. for $6.2 million.
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
Our dealerships compete with dealerships representing other manufacturers including commercial vehicles manufactured by Mack, Freightliner, Kenworth, Volvo, and Western Star Truck Holdings, Ltd. Our construction equipment dealerships compete with construction equipment dealerhips representing Case, Caterpillar, Komatsu and other manufacturers. We believe that our dealerships are able to compete with manufacturer-owned dealers, independent dealers, independent service centers, parts wholesalers, commercial vehicle wholesalers, rental service companies and industrial auctioneers in distributing our products and providing service because of the following: the overall quality and reputation of the products we sell; “Rush” brand name recognition and reputation for quality service; and our ability to provide comprehensive parts and service support, as well as financing, insurance and other customer services.
Dealership Agreements
Peterbilt. We have entered into nonexclusive dealership agreements with Peterbilt which authorize us to act as a dealer of Peterbilt heavy- and medium-duty trucks. Our Peterbilt areas of responsibility currently encompass areas in the states of Alabama, Arizona, California, Colorado, Florida, New Mexico, North Carolina, Oklahoma, Tennessee and Texas. These dealership agreements currently have terms expiring between March 2010 and October 2012 and impose certain operational obligations and financial requirements upon us and our dealerships. The Company’s dealership agreements with Peterbilt may be terminable by Peterbilt in the event the aggregate voting power of W. Marvin Rush, W.M. “Rusty” Rush, other members of the Rush family and certain executives of the Company decreases below 30%. These agreements also grant Peterbilt rights of first refusal under certain circumstances relating to any sale or transfer of our dealership locations or if certain Rush family members desire to sell more than 100,000 shares of our voting common stock within a 12-month period to anyone other than family members or certain other specified persons. Any termination or non-renewal of these dealership agreements by Peterbilt must follow certain guidelines established by both state and federal legislation designed to protect motor vehicle dealers from arbitrary termination or non-renewal of franchise agreements. The Automobile Dealers Day in Court Act and other similar state laws provide that the termination or non-renewal of a motor vehicle dealership agreement must be done in “good faith” and upon a showing of “good cause” by the manufacturer for such termination or non-renewal, as such terms have been defined by statute and interpreted in case law. Sales of new Peterbilt trucks accounted for approximately 41% of our total revenues for 2009.

Other Commercial Vehicle Suppliers. In addition to our dealership agreements with Peterbilt, various Rush Truck Centers have entered into dealership agreements with other commercial vehicle manufacturers including Blue Bird, Ford, GMC, Hino, International, Isuzu, UD and Volvo, which currently have terms expiring between August 2010 and August 2013. These dealership agreements impose operating requirements upon us and require consent from the affected supplier for sale or transfer of such dealership agreement. Sales of non-Peterbilt commercial vehicles accounted for approximately 10.0% of our total revenues for 2009.
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
Floor Plan Financing
Trucks. We finance substantially our entire new truck inventory and the loan value of our used truck inventory under a floor plan arrangement with General Electric Capital Corporation (“GE Capital”). Interest under the floor plan financing agreement is payable monthly and the rate varies from LIBOR plus 1.15% to LIBOR plus 1.50% depending on the month-end average aggregate amount outstanding under our GE Capital floor plan arrangement. As of December 31, 2009, we had approximately $173.0 million outstanding under our GE Capital floor plan arrangement. GE Capital may terminate this agreement without cause upon 120 days notice.
Construction Equipment. We finance substantially our entire new construction equipment inventory under floor plan facilities with John Deere and JPMorgan Chase (“Chase”). Our John Deere facility has no set expiration date and its interest rate is a maximum of the prime rate plus 1.5%, however, there is an interest free financing period, after which time the Company typically transfers the financed equipment to the Chase floor plan arrangement.  The facility with Chase expires in June 2010 and the interest rate is the prime rate less 0.65%. As of December 31, 2009, we had $1.1 million outstanding under the floor plan arrangement with John Deere and $15.2 million outstanding under the floor plan arrangement with Chase.
Product Warranties
The manufacturers we represent provide retail purchasers of their products with a limited warranty against defects in materials and workmanship, excluding certain specified components that are separately warranted by the suppliers of such components. The Company provides a one year warranty on Rig Tough parts. The Company also provides a one year extended warranty beyond the manufacturer’s warranty on new school buses sold in the State of Texas, as required by state law.
We generally sell used commercial vehicles and construction equipment in “as is” condition without manufacturer’s warranty, although manufacturers sometimes will provide a limited warranty on their used products if such products have been properly reconditioned prior to resale or if the manufacturer’s warranty on such product is transferable and has not expired. We do not provide any warranty on used commercial vehicles or used construction equipment.

Trademarks
The Peterbilt, John Deere, Volvo, GMC, Hino, Isuzu, Ford, International, Blue Bird and UD trademarks and trade names, which are used in connection with our marketing and sales efforts, are subject to limited licenses included in our dealership agreements with each manufacturer. The licenses are for the same periods as our dealership agreements. These trademarks and trade names are widely recognized and are important in the marketing of our products. Each licensor engages in a continuous program of trademark and trade name protection. We hold registered trademarks from the U.S. Patent and Trademark Office for the names “Rush Enterprises,” “Rush Truck Center,” “Rush Equipment Center,” “Associated Truck Insurance Services,” “Chrome Country” and “Rig Tough.”
Employees
On December 31, 2009, the Company had 2,465 employees. The Company has no contracts or collective bargaining agreements with labor unions and has never experienced work stoppages. The Company considers its relations with its employees to be good.
Seasonality
The Company’s Truck Segment is moderately seasonal. Seasonal effects on new commercial vehicle sales related to the seasonal purchasing patterns of any single customer type are mitigated by the diverse geographic locations of our dealerships and the Company’s diverse customer base, including regional and national fleets, local governments, corporations and owner operators. However, commercial vehicle parts and service operations historically have experienced higher sales volumes in the second and third quarters.
Seasonal effects in the Company’s Construction Equipment Segment are primarily driven by the weather. Seasonal effects on construction equipment sales related to the seasonal purchasing patterns of any single customer type are mitigated by the Company’s diverse customer base that includes contractors for residential and commercial construction, utility companies, federal, state and local government agencies, and various petrochemical, industrial and material supply type businesses that require construction equipment in their daily operations.
Backlog
On December 31, 2009, the Company’s backlog of commercial vehicle orders was approximately $110.6 million as compared to a backlog of commercial vehicle orders of approximately $106.2 million on December 31, 2008. The Company includes only confirmed orders in its backlog. The delivery time for a custom-ordered truck varies depending on the truck specifications and demand for the particular model ordered, however, the Company expects to fill all of its backlog orders during 2010. The Company sells the majority of its new commercial vehicles by customer special order, with the remainder sold out of inventory. Orders from a number of the Company’s major fleet customers are included in the Company’s backlog as of December 31, 2009.
Environmental Standards and Other Governmental Regulations
The Company is subject to a wide range of federal, state and local environmental laws and regulations, including those governing discharges into the air and water; the operation and removal of underground and aboveground storage tanks; the use, handling, storage and disposal of hazardous substances, petroleum and other materials; and the investigation and remediation of contamination. As with commercial vehicle or construction equipment dealerships generally, and service, parts and body shop operations in particular, our business involves the generation, use, storage, handling and contracting for recycling or disposal of hazardous materials or wastes and other environmentally sensitive materials. The Company has incurred, and will continue to incur, capital and operating expenditures and other costs in complying with such laws and regulations.
Our operations involving the management of hazardous and nonhazardous materials are subject to the requirements of the federal Resource Conservation and Recovery Act, or RCRA, and comparable state statutes. Pursuant to these laws, federal and state environmental agencies have established approved methods for handling, storage, treatment, transportation and disposal of regulated substances and wastes with which the Company must comply. Our business also involves the operation and use of above ground and underground storage tanks. These storage tanks are subject to periodic testing, containment, upgrading and removal under RCRA and comparable state statutes. Furthermore, investigation or remediation may be necessary in the event of leaks or other discharges from current or former underground or aboveground storage tanks.

The Company may also have liability in connection with materials that were sent to third-party recycling, treatment, or disposal facilities under the federal Comprehensive Environmental Response, Compensation and Liability Act, or CERCLA, and comparable state statutes. These statutes impose liability for investigation and remediation of contamination without regard to fault or the legality of the conduct that contributed to the contamination. Responsible parties under these statutes may include the owner or operator of the site where contamination occurred and companies that disposed or arranged for the disposal of the hazardous substances released at these sites. These responsible parties also may be liable for damages to natural resources. In addition, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the release of hazardous substances or other pollutants into the environment.
The federal Clean Water Act and comparable state statutes prohibit discharges of pollutants into regulated waters without the necessary permits, require containment of potential discharges of oil or hazardous substances, and require preparation of spill contingency plans. Water quality protection programs govern certain discharges from some of our operations. Similarly, the federal Clean Air Act and comparable state statutes regulate emissions of various air pollutants through air emissions permitting programs and the imposition of other requirements. In addition, the U.S. Environmental Protection Agency, or EPA, has developed, and continues to develop, stringent regulations governing emissions of toxic air pollutants from specified sources. For example, EPA emissions guidelines regarding nitrous oxides recently came into effect for all diesel engines built subsequent to January 1, 2010, which could adversely affect demand for our products and services, which may in turn adversely affect our future results of operations.
The Company believes that it does not currently have any material environmental liabilities and that compliance with environmental laws and regulations will not, individually or in the aggregate, have a material adverse effect on our results of operations, financial condition or cash flows. However, soil and groundwater contamination is known to exist at some of our current properties. Further, environmental laws and regulations are complex and subject to change. In addition, in connection with acquisitions, it is possible that the Company will assume or become subject to new or unforeseen environmental costs or liabilities, some of which may be material. In connection with our dispositions, or prior dispositions made by companies acquire, the Company may retain exposure for environmental costs and liabilities, some of which may be material. Compliance with current or amended, or new or more stringent, laws or regulations, stricter interpretations of existing laws or the future discovery of environmental conditions could require additional expenditures by us, and those expenditures could be material.
It is not possible at this time to predict how legislation or new regulations that may be adopted to address greenhouse gas emissions would impact our business. Any such future laws and regulations could result in increased compliance costs, additional operating restrictions or changes in demand for our products and services which could have a material adverse effect on our business, financial condition and results of operation.

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

Risks Related to Our Business
We are substantially dependent upon PACCAR for the supply of Peterbilt trucks and parts, the sale of which generates the majority of our revenues.
We currently operate as a dealer of Peterbilt trucks and parts pursuant to dealership agreements with Peterbilt, a division of PACCAR. During 2009, a significant portion of our revenues resulted from sales of trucks purchased from Peterbilt and parts purchased from PACCAR. Due to our dependence on PACCAR and Peterbilt, we believe that the long-term success of our Rush Truck Centers depends, in large part, on the following:
•	maintaining our relationship with PACCAR;
•	the manufacture and delivery of competitively-priced, high quality Peterbilt trucks and parts by PACCAR in quantities sufficient to meet our requirements;
•	the overall success of PACCAR and Peterbilt;
•	PACCAR’s continuation of its Peterbilt division;
•	the goodwill associated with the Peterbilt trademark, which can be adversely affected by decisions made by PACCAR and the owners of other Peterbilt dealerships; and
•	PACCAR and Peterbilt’s ability to offer vehicles that meet federal and state emissions requirements.
We have no control over the management or operation of PACCAR or Peterbilt dealerships that we do not own.
Our results of operations and financial condition have been and will continue to be adversely affected by the conditions in the credit markets and unfavorable economic conditions in the United States.
Our business and operating results have been and will continue to be adversely affected by the unfavorable economic conditions in the United States, including the turbulence in the credit markets. In the commercial vehicle and construction equipment finance markets, tight credit conditions have resulted in a decrease in the availability of commercial vehicle and construction equipment loans and have led to more stringent lending restrictions. The decrease in availability of credit has adversely impacted demand for new and used construction equipment.  Additionally, the economic conditions in the United States have adversely impacted general demand for new and used commercial vehicles and construction equipment. As a result, our new and used commercial vehicle and construction equipment sales and margins have been adversely impacted. If the unfavorable economic conditions continue for significant future periods or further deteriorate significantly and the availability of financing options remains limited, our commercial vehicle and construction equipment sales and margins will continue to be adversely impacted.
Market conditions could also make it more difficult for us to raise additional capital or obtain additional financing to fund capital expenditure projects, refinance existing debt or acquisitions. Additional funds may not be available if needed and to the extent required or, if available, on acceptable terms. If we cannot raise necessary additional funds on acceptable terms, there could be an adverse impact on our business and operations. We also may not be able to fund expansion, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements.
Our growth is subject to a number of economic risks.
During economic downturns, new and used commercial vehicle and construction equipment retail sales tend to experience periods of decline characterized by oversupply and weak demand. The commercial vehicle and construction equipment retail industries may experience sustained periods of decline in commercial vehicle and construction equipment sales in the future. Any decline or change of this type could materially affect our business, financial condition and results of operations.

As previously discussed, our business is subject to the adverse economic conditions currently present in the United States, including, without limitation, decreased levels of business activity, decreased freight demand, decreased construction activity, interest rate volatility, and limited credit availability. These adverse economic conditions could continue to materially affect our business, financial condition and results of operations.
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
Our dealership agreements may be terminable upon a change of control and we cannot control whether our controlling shareholder and management maintain their current positions.
We have entered into nonexclusive dealership agreements with Peterbilt that authorize us to act as a dealer of Peterbilt trucks. Peterbilt may terminate our dealership agreements in the event of a change of control of the Company or if we violate any number of provisions in the dealership agreements. Under our Peterbilt dealership agreements, a change of control occurs if (i) with respect to the election of directors, the aggregate voting power held by W. Marvin Rush, W. M. “Rusty” Rush, W. Marvin Rush’s family members and other executives of the Company decreases below 30% (such persons currently control 34.2% of the aggregate voting power with respect to the election of directors); or (ii) any person or entity other than W. Marvin Rush, W. M. “Rusty” Rush and other Rush executives or any person or entity who has been approved in writing by PACCAR, owns common stock with a greater percentage of the voting power with respect to the election of our directors than W. Marvin Rush and W. M. “Rusty” Rush and other executives of the Company, in the aggregate, or any person other than W. Marvin Rush, W. M. “Rusty” Rush, Robin M. Rush or any person who has been approved in writing by PACCAR holds the office of Chairman of the Board, President or Chief Executive Officer of the Company. We have no control over the transfer or disposition by W. Marvin Rush or by his estate of his common stock. If W. Marvin Rush were to sell his Class B common stock or bequest his Class B common stock to nonfamily members or if his estate is required to liquidate his Class B common stock to pay estate taxes or otherwise, the change of control provisions of the Peterbilt dealership agreements may be triggered and cause us to lose our critical right to sell Peterbilt products. Our John Deere dealership agreement and some of our medium-duty truck dealership agreements are also terminable if the aggregate voting power of W. Marvin Rush and his family members falls below certain percentages, typically 25%. If our dealership agreements with Peterbilt are terminated, we will lose the right to purchase such manufacturer’s products and the right to use certain trademarks, which would have a material adverse effect on our operations, revenues and profitability.

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
Our Peterbilt dealership agreements have current terms expiring between March 2010 and October 2012. Our Volvo dealership agreement has a current term expiring August 2010. Our International dealership agreement has a current term expiring May 2013. Our dealership agreements with GMC, Hino, UD, Ford, Isuzu, Diamond, Elkhart and Blue Bird for the sale of medium-duty commercial vehicles have current terms expiring between August 2010 and August 2013. Upon expiration of each agreement, we must request and negotiate a renewal. In many states, state dealer franchise laws restrict the manufacturer’s ability to refuse to renew dealership agreements or to impose new terms upon renewal. To the extent such laws do permit non-renewal or imposition of new terms, the relatively short terms will give the manufacturers the opportunity to exercise such rights. Any non-renewal or imposition of less favorable terms upon renewal could have an adverse impact on our business.
We depend on relationships with suppliers for sales incentives, discounts and similar programs which are material to our operations.
We depend on suppliers for sales incentives, discounts, warranties and other programs that are intended to promote our use of their components. Most of the incentives and discounts are individually negotiated and not always the same as those made available to our competitors. These incentives and discounts are material to our operations. A reduction or discontinuation of a component supplier’s incentive program, or our component suppliers making the same incentives and discounts available to our competitors, could materially adversely affect our profitability.
Substantial competition may affect our profitability.
We face vigorous competition for customers and for suitable dealership locations. We compete with a large number of independent dealers, factory-owned dealers, and independent service centers, some of which operate in more than one location, but most of which operate in a single location. There is significant competition both within the markets we currently serve and in markets that we may enter. Moreover, our dealership agreements generally do not contractually provide us with exclusive dealerships in any territory. Manufacturers we represent could elect to create additional dealers in our market areas in the future, subject to restrictions imposed by state laws. While dealership agreements typically restrict dealers from operating sales or service facilities outside their assigned territory, such agreements do not restrict fleet or other sales or marketing activity outside the assigned territory. Accordingly, we engage in fleet sales and other marketing activities outside our assigned territories and other dealers engage in similar activities within our territories. Dealer competition continues to increase and is affected by a number of factors including the accessibility of dealership locations, the number of dealership locations, product pricing, product value, product quality, product design and customer service (including technical service). We anticipate that we will continue to face strong competition in the future.

We could incur substantial business interruptions during our dealer management system conversion.
We will continue to implement SAP enterprise software and a new SAP dealership management system throughout the organization during 2010. The estimated cost of the implementation is approximately $34.0 million. SAP’s dealership management system will become our sole dealership management system for our Rush Truck Centers. We currently operate on a KARMAK Legend Enterprise Solution and our Rush Truck Centers operate on KARMAK Legend dealer management system. By implementing SAP, we believe that we will be able to standardize operational processes throughout our network of Rush Truck Centers. However, if our implementation of SAP is unsuccessful, we could incur substantial business interruptions, including the inability to perform routine business transactions, which could have a significant impact on our financial performance.
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
Our dealerships are concentrated in states and regions in the United States in which actual or threatened natural disasters and severe weather events (such as hurricanes, earthquakes, fires, floods and hail storms) may disrupt our store operations, which may adversely impact our business, results of operations, financial condition and cash flows. In addition to business interruption, our business is subject to substantial risk of property loss due to the significant concentration of property at dealership locations. Although we have, subject to certain limitations and exclusions, substantial insurance, we may be exposed to uninsured or underinsured losses that could have a material adverse effect on our business, financial condition, results of operations or cash flows.
The dollar amount of our backlog, as stated at any given time, is not necessarily indicative of our future earnings.
As of December 31, 2009, our backlog of new commercial vehicle orders was approximately $110.6 million. Our backlog is determined quarterly by multiplying the number of new commercial vehicles for each particular type of commercial vehicle ordered by a customer at our Rush Truck Centers by the recent average selling price for that type of commercial vehicle.
We only include confirmed orders in our backlog. However, such orders are subject to cancellation. In the event of order cancellation, we have no contractual right to the total revenues reflected in our backlog. The delivery time for a custom-ordered truck varies depending on the truck specifications and demand for the particular model ordered. We sell the majority of our new heavy-duty trucks by customer special order, with the remainder sold out of inventory. Orders from a number of our major fleet customers are included in our backlog as of December 31, 2009. However, our major fleet customers could cancel these orders.
Reductions in backlog due to cancellation by a customer or for other reasons adversely affect, potentially to a material extent, the revenue and profit we actually receive from orders projected in our backlog. If we were to experience significant cancellations of orders in our backlog, our financial condition could be adversely affected.
Our dealerships are subject to federal, state and local environmental regulations that may result in claims and liabilities, which could be material.
We are subject to a wide range of federal, state and local environmental laws and regulations, including those governing discharges into the air and water; the operation and removal of underground and aboveground storage tanks; the use, handling, storage and disposal of hazardous substances, petroleum and other materials; and the investigation and remediation of contamination. As with commercial vehicle or construction equipment dealerships generally, and service, parts and body shop operations in particular, our business involves the generation, use, storage, handling and contracting for recycling or disposal of hazardous materials or wastes and other environmentally sensitive materials. Any non-compliance with these laws and regulations could result in significant fines, penalties and remediation costs which could adversely affect our results of operations, financial condition or cash flows.

We may also have liability in connection with materials that were sent to third-party recycling, treatment, or disposal facilities under federal and state statutes. In that case, laws and regulations may make us responsible for liability relating to the investigation and remediation of contamination without regard to fault or the legality of the conduct that contributed to the contamination. In connection with our acquisitions, it is possible that we will assume or become subject to new or unforeseen environmental costs or liabilities, some of which may be material. In connection with dispositions of businesses, or dispositions previously made by companies we acquire, we may retain exposure for environmental costs and liabilities, some of which may be material. Further, environmental laws and regulations are complex and subject to change. Compliance with current or amended, or new or more stringent, laws or regulations, stricter interpretations of existing laws or the future discovery of environmental conditions could require additional expenditures by us which could materially adversely affect our results of operations, financial condition or cash flows.
Climate change legislation or regulations restricting emissions of “greenhouse gases” could result in increased operating costs and reduced demand for our products and services.
It is not possible at this time to predict how legislation or new regulations that may be adopted to address climate change or greenhouse gas emissions would impact our business. Any such future laws and regulations could result in increased compliance costs, additional operating restrictions, or reduced demand for our products and services which could have a material adverse effect on our business, financial condition and results of operation.
Negative conditions in global credit markets may impair our investments in auction rate securities.
Auction rate securities (“ARS”) are long-term debt instruments with interest rates that reset through periodic short-term auctions. Holders of ARS can either sell into the auction, or bid based on a desired interest rate, or hold and accept the reset rate. If there are insufficient buyers, then the auction fails and holders are unable to liquidate their investment through the auction. A failed auction is not a default of the debt instrument, but does set a new interest rate in accordance with the original terms of the debt instrument. The result of a failed auction is that the ARS continues to pay interest in accordance with its terms; however, liquidity for holders is limited until there is a successful auction or until such time as another market for ARS develops. ARS are generally callable at any time by the issuer. Auctions continue to be held as scheduled until the ARS matures or until it is called.
As a result of the conditions in the global credit markets, we have been unable to liquidate our holdings of certain ARS because the amount of securities submitted for sale has exceeded the amount of purchase orders for such securities and the auctions failed. As of December 31, 2009, the Company held approximately $7.6 million in ARS. For failed auctions, we continue to earn interest on these investments at the contractual rate. In the event we need to access these funds, we will not be able to do so until a future auction is successful, the issuer redeems the securities, a buyer is found outside of the auction process or the securities mature. If these ARS are unable to successfully clear at future auctions or issuers do not redeem the securities, we may be required to adjust the carrying value of the securities and record an impairment charge. If we determine that the fair value of these ARS is temporarily impaired, we would record a temporary impairment within other comprehensive income, a component of stockholders’ equity. If it is determined that the fair value of these securities is other than temporarily impaired, we would recognize the credit loss portion of the other than temporary impairment in earnings, which could materially adversely impact our results of operations and financial condition. Any noncredit loss would be recognized in other comprehensive income. For further discussion of the risks related to our auction rate securities, see Note 18 – Investments of the Notes to Consolidated Financial Statements and Item 6A – Quantitative and Qualitative Disclosures about Market Risk.
An impairment in the carrying value of goodwill and other indefinite-lived intangible assets could negatively affect our operating results.
We have a substantial amount of goodwill on our balance sheet as a result of acquisitions we have completed. Approximately 95% of these intangibles are concentrated in our Truck Segment. The carrying value of goodwill represents the fair value of an acquired business in excess of identifiable assets and liabilities as of the acquisition date. Goodwill is not amortized, but instead is evaluated for impairment at least annually, or more frequently if potential interim indicators exist that could result in impairment. In testing for impairment, if the carrying value of a reporting unit exceeds its current fair value as determined based on the discounted future cash flows of the reporting unit, the goodwill is considered impaired and is reduced to fair value via a non-cash charge to earnings. Events and conditions that could result in impairment include a prolonged period for the current global recession and tight credit markets, further decline in economic conditions or a slow, weak economic recovery, adverse changes in the regulatory environment, any matters that impact Peterbilt’s ability to provide trucks to us, issues with our Peterbilt franchise rights, or other factors leading to reductions in expected long-term sales or profitability. Determination of the fair value of a reporting unit includes developing estimates which are highly subjective and incorporate calculations that are sensitive to minor changes in underlying assumptions. Management’s assumptions change as more information becomes available. Changes in these assumptions could result in an impairment charge in the future, which could have a significant adverse impact on our reported earnings.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates — Goodwill” for more information regarding the potential impact of changes in assumptions.

Risks Related to Our Common Stock
We are controlled by a single shareholder and his affiliates.
W. Marvin Rush owns approximately 0.1% of our issued and outstanding shares of Class A common stock and 38.4% of our issued and outstanding Class B common stock. W. Marvin Rush and W. M. “Rusty” Rush collectively control more than 34.2% of the aggregate voting power of our outstanding shares and voting power which is superior to that of any other person or group. The interests of W. Marvin Rush and W.M. “Rusty” Rush may not be consistent with your interests as a shareholder. As a result of such ownership, W. Marvin Rush and W. M. “Rusty” Rush have the power to effectively control the Company, including the election of directors, the determination of matters requiring shareholder approval and other matters pertaining to corporate governance.
The Class A common stock has limited voting power.
Each share of Class A common stock ranks substantially equal to each share of Class B common stock with respect to receipt of any dividends or distributions declared on shares of common stock and the right to receive proceeds on liquidation or dissolution of us after payment of our indebtedness and liquidation preference payments to holders of any preferred shares. However, holders of Class A common stock have 1/20th of one vote per share on all matters requiring a shareholder vote, while holders of Class B common stock have one full vote per share.
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
In addition, W. Marvin Rush and members of his immediate family have granted Peterbilt a right of first refusal to purchase their respective shares of common stock in the event that any of such individuals desire to transfer in excess of 100,000 shares in any 12-month period to any person other than an immediate family member, an associate or a Dealer Principal (as defined in the Peterbilt dealership agreements). This right of first refusal, the number of shares owned by W. Marvin Rush and W.M. “Rusty” Rush and the requirement in our dealership agreements that certain dealer principals retain a controlling interest in us, combined with the ability of the Board of Directors to issue shares of preferred stock without further vote or action by the shareholders, may discourage, delay or prevent a change in control without further action by our shareholders, which could adversely affect the market price of our common stock or prevent or delay a merger or acquisition that our shareholders may consider favorable. We do not have the right to waive the right of first refusal or the terms of its dealership agreements in order to accept a favorable offer.
Actions by our shareholders or prospective shareholders that would violate any of the above restrictions on our dealership agreements are generally outside our control. If we are unable to renegotiate these restrictions, we may be forced to terminate or sell one or more of our dealerships, which could have a material adverse effect on us. These restrictions may also inhibit our ability to acquire additional dealerships. These restrictions also may impede our ability to raise required capital or to issue our stock as consideration for future acquisitions.

Our Class B common stock has a low average daily trading volume. As a result, sales of our Class B common stock could cause the market price of our Class B common stock to drop, and it may be difficult for a stockholder to liquidate its position in our Class B common stock quickly without adversely affecting the market price of such shares.
The market price of our Class B common stock has historically been lower than the market price of our Class A common stock. The volume of trading in our Class B common stock varies greatly and may often be light. As of March 1, 2010, the three-month average daily trading volume of our Class B common stock was approximately 6,210 shares, with several days having a trading volume below 500 shares. W. Marvin Rush, our Chairman, owns approximately 38.4% of our Class B common stock. If any large shareholder, including W. Marvin Rush, were to begin selling shares in the market rather than holding such shares over a longer term, the added available supply of shares could cause the market price of our Class B common stock to drop. In addition, the lack of a robust resale market may require a shareholder to sell a large number of shares of our Class B common stock in increments over time to mitigate any adverse impact of the sales on the market price of our Class B common stock.

Item 1B.	Unresolved Staff Comments
None

Item 2.	Properties
The Company’s corporate headquarters are located in New Braunfels, Texas. As of December 2009, the Company also owns or leases numerous facilities relating to our operations in the following states: Alabama, Arizona, California, Colorado, Florida, Georgia, New Mexico, North Carolina, Oklahoma, Tennessee and Texas. A Rush Truck Center or Rush Equipment Center may be comprised of one or more locations, generally in close proximity, in the same metropolitan area. These facilities consist primarily of office space, display lots, service facilities and parking lots.
The Company’s truck leasing operations lease additional space in Phoenix, Arizona, Pico Rivera, California, Gallup, New Mexico and Orlando, Florida.
The Company’s insurance agency occupies approximately 7,000 square feet of leased space in San Antonio, Texas; 2,000 square feet of leased space in Winter Garden, Florida; 525 square feet of leased space in Austin, Texas; and 2,440 square feet of leased space in Laguna Niguel, California. The Company leases a hangar in New Braunfels, Texas for the corporate aircraft. The Company also owns and operates a guest ranch of approximately 9,500 acres near Cotulla, Texas. The Company uses the ranch for client development purposes and sells hunting trips on the ranch.

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

PART II

Item 4.	Market for Registrant’s Common Equity, Related Shareholder Matters, and Issuer Purchases of Equity Securities
Our common stock trades on The NASDAQ Global Select MarketSM under the symbols RUSHA and RUSHB.
The following table sets forth the high and low sales prices for the Class A common stock and Class B common stock for the fiscal periods indicated and as quoted on The NASDAQ Global Select MarketSM.

	2009		2008
	High	Low	High	Low

Class A Common Stock

First Quarter	$10.80	$6.00	$18.78	$14.00
Second Quarter	14.91	8.27	17.27	11.90
Third Quarter	14.88	10.16	15.14	10.66
Fourth Quarter	13.04	10.24	12.69	5.29

Class B Common Stock

First Quarter	$10.08	$5.55	$18.25	$13.41
Second Quarter	12.84	7.44	16.16	10.35
Third Quarter	12.71	8.65	14.04	9.56
Fourth Quarter	10.93	8.41	12.70	5.75
As of March 4, 2010, there were approximately 44 record holders of the Class A common stock and approximately 50 record holders of the Class B common stock.
The Company did not pay dividends during the fiscal year ended December 31, 2009, or the fiscal year ended December 31, 2008. The Board of Directors intends to retain any earnings of the Company to support operations and to finance expansion and does not intend to pay cash dividends in the foreseeable future. Any future determination as to the payment of dividends will be at the discretion of the Board of Directors of the Company and will depend on the Company’s financial condition, results of operations, capital requirements and such other factors as the Board of Directors deems relevant.
The Company has not sold any securities in the last three years that were not registered under the Securities Act.
The Company did not repurchase any shares of its Class A Common Stock or Class B Common Stock during the fourth quarter of 2009.

				Maximum Number (or
			Total Number of	Approximate Dollar
			Shares Purchased	Value) of Shares that
	Total Number	Average Price	as Part of Publicly	May Yet Be Purchased
	of Shares	Paid Per	Announced Plans	Under the Plans or
Period	Purchased	Share	or Programs	Programs (1)(2)

October 1 – 31, 2009	—	$0.00	—	$2,093,321
November 1 – 30, 2009	—	0.00	—	2,093,321
December 1 – 31, 2009	—	0.00	—	2,093,321

4th Quarter Total	—	$0.00	—	$2,093,321

(1)
On July 22, 2008, the Company’s Board of Directors approved a stock repurchase program authorizing the Company to repurchase, from time to time, up to an aggregate of $20,000,000 of its shares of Class A Common Stock and/or Class B Common Stock. The stock repurchase program has no expiration date and may be suspended or discontinued at any time.

(2)	As of December 31, 2009, the Company has repurchased 1,639,843 shares of its Class B common stock at a cost of $17.9 million, none of which occurred during the 2009 fiscal year.
Information regarding the Company’s equity compensation plans is incorporated by reference from Item 11, “Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters,” of this annual report on Form 10-K, and should be considered an integral part of this Item 4.

Item 5.	Selected Financial Data
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

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(in thousands, except per share amounts)
SUMMARY OF INCOME STATEMENT DATA
Revenues
New and used commercial vehicle sales	$738,705	$1,041,189	$1,393,253	$1,780,418	$1,400,736
Parts and service	410,839	478,439	480,611	441,424	365,908
Construction equipment sales	22,799	62,168	74,986	59,545	41,692
Lease and rental	53,710	54,813	52,103	41,776	33,975
Finance and insurance	7,630	12,291	21,663	19,197	15,356
Other	5,606	6,056	8,163	8,163	7,103

Total revenues	1,239,289	1,654,956	2,030,779	2,350,523	1,864,770
Cost of products sold	1,014,198	1,358,244	1,678,711	1,997,856	1,582,078

Gross profit	225,091	296,712	352,068	352,667	282,692
Selling, general and administrative	199,496	228,057	240,661	230,056	188,667
Depreciation and amortization	16,440	15,878	14,935	12,889	10,487
Gain on sale of assets	160	140	239	54	495

Operating income	9,315	52,917	96,711	109,776	84,033
Interest expense, net	6,099	7,830	14,909	15,718	12,895

Income before income taxes	3,216	45,087	81,802	94,058	71,138
(Benefit) provision for income taxes	(2,668)	16,222	30,310	35,272	26,513

Net income	$5,884	$28,865	$51,492	$58,786	$44,625

Earnings Per Share:
Basic	$0.16	$0.75	$1.35	$1.57	$1.23

Diluted	$0.16	$0.75	$1.33	$1.55	$1.19

Basic weighted average shares	37,066	38,089	38,059	37,476	36,303

Diluted weighted average shares and assumed conversions	37,597	38,587	38,746	37,890	37,436

	Year Ended December 31,
	2009	2008	2007	2006	2005
OPERATING DATA
Unit vehicle sales -
New vehicles	6,615	9,289	12,712	16,492	12,918
Used vehicles	2,875	3,234	4,101	4,005	3,677

Total unit vehicles sales	9,490	12,523	16,813	20,497	16,595
Truck lease and rental units (including units under contract maintenance)	3,033	2,570	2,404	2,345	1,798

	December 31,
	2009	2008	2007	2006	2005
	(in thousands)
BALANCE SHEET DATA
Working capital	$159,182	$177,117	$197,805	$156,297	$126,137
Inventories	269,955	362,234	365,947	484,696	338,212
Total assets	977,297	1,056,790	1,031,591	1,128,410	840,234

Floor plan notes payable	189,256	282,702	273,653	446,354	315,985
Line-of-credit borrowings	—	—	—	—	2,755
Long-term debt, including current portion	209,502	209,677	198,945	192,124	133,152
Capital lease obligations, including current portion	34,444	14,820	17,543	17,732	16,905
Shareholders’ equity	426,225	416,041	399,577	339,608	273,620

Item 6.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
General
While 2009 was one of the most difficult operating environments since the 1980s, and even worse than originally anticipated, the Company was able to remain profitable. The Company was able to generate positive cash flow despite the worst market conditions in over 25 years, while making significant investments in technology and facilities. The Company is continuing its strategic focus to improve the quality of earnings by building a network that is diverse in product offerings, customer base and geography.
During the second quarter of 2009, the Company recorded a $4.9 million pre-tax impairment charge related to General Motors’ decision to discontinue manufacturing medium-duty trucks and to wind-down the Company’s GMC Medium-Duty Truck Dealership Agreements. A significant portion of the impairment charge was an estimate of the inventory valuation allowance associated with the disposal of the Company’s remaining GMC truck and parts inventories. During the third and fourth quarters of 2009, the Company made a $1.9 million reduction of the estimated impairment charge related to its GMC truck and parts inventory because it was able to sell some of the GMC inventory at higher prices than originally estimated.
The Company opened new facilities and expanded existing facilities in 2009, and is on schedule to open its new Rush Truck Center facility in Oklahoma City in 2010. The Company also added Hino and Isuzu franchises to some of its truck centers to compensate for the effects of GMC’s departure from the truck market and its loss of GMC franchises. The Company continued to establish itself as a leading provider of alternative fuel commercial vehicles and aftermarket services, and rebated several million dollars to municipalities and fleets who have been early adopters of these technologies. In 2009, the Company continued to expand its breadth of product across vocational markets with the launch of Rush Towing Systems, which represents Jerr-Dan carriers and wreckers at locations in Texas, Oklahoma and New Mexico.
The Company believes that weak general economic conditions in the United States will make 2010 another difficult year. A.C.T. Research Co., LLC (“A.C.T. Research”), a truck industry data and forecasting service provider, currently predicts U.S. retail sales of Class 8 trucks of approximately 114,000 units in 2010, a 17.5% increase from 2009. However, Company management believes that U. S. Class 8 retail sales will only increase to about 105,000 units, an 8% increase from 2009.

U.S. medium-duty commercial vehicle sales declined 36% in 2009, compared to 2008, as reported by A.C.T. Research. A.C.T. Research currently predicts U.S. retail sales of Class 4, 5, 6, and 7 medium-duty commercial vehicles of approximately 123,500 units in 2010, an 11% increase from the number of deliveries in 2009.
The Company expects to see a slight increase in new commercial vehicle sales during the first quarter of 2010, as compared to the fourth quarter of 2009, as commercial vehicles with engines manufactured before new diesel emissions regulations took effect on January 1, 2010, are delivered from its inventory. The Company expects commercial vehicle sales to be extremely sluggish in the second and third quarters of 2010 as new technology begins to gradually gain acceptance in the marketplace. The Company does not believe any sustainable increase in retail commercial vehicle sales will occur until late in 2010.
The Company’s parts, service and body shop sales decreased approximately 14% in 2009 compared to 2008. The Company’s truck dealerships’ overall absorption rate, as described below, was 95.7%, in 2009 compared to 105.5% in 2008. If general economic conditions in the United States continue to improve in 2010, the Company is hopeful that it can increase its absorption rate (as described below) and increase parts, service and body shop sales over 2009 levels as excess capacity begins to be utilized. Aftermarket parts, service and body shop sales were negatively impacted by excess truck capacity during 2009, as many customers have been able to put their excess truck capacity into service, allowing them to delay repair and maintenance and use trucks not being utilized for replacement parts needs.
In 2009, the Company’s construction equipment segment revenue decreased by 53.6%. This decrease was largely attributable to the weakening construction market in the Houston area. Current industry forecasts suggest that construction equipment sales will decline approximately 10% in the Houston area during 2010, compared to 2009.
The Company earns federal income tax credits on the sale of alternative fuel vehicles to tax-exempt entities. These tax credits are reflected as tax benefits in the Company’s Consolidated Statements of Income. A portion of these tax credits are passed back to the tax-exempt customer and are reflected as SG&A expense to the Company in the quarter in which the commercial vehicles are sold. These alternative fuel tax credits and the amount passed back to the customers are directly attributable to the sale of a commercial vehicle. Accordingly, the Company believes the tax credits and the amounts passed back to customers should be considered operating items when analyzing the financial performance of the Company. The Company believes its history of serving municipalities and other tax-exempt customers that cannot claim these federal tax credits, its ability to utilize tax credits and pass back savings to these tax-exempt customers, and its position as a leading dealer of alternative fuel vehicles provide the Company with a distinct advantage over its competition when offering alternative fuel vehicles to tax-exempt entities.
Key Performance Indicator
Absorption Rate. The management of the Company uses several performance metrics to evaluate the performance of its dealerships. The Company considers its “absorption rate” to be of critical importance. Absorption rate is calculated by dividing the gross profit from the parts, service and body shop departments by the overhead expenses of all of a dealership’s departments, except for the selling expenses of the new and used commercial vehicle departments and carrying costs of new and used commercial vehicle inventory. When 100% absorption is achieved, then gross profit from the sale of a commercial vehicle, after sales commissions and inventory carrying costs, directly impacts operating profit. In 1999, the Company’s truck dealerships’ absorption rate was approximately 80%. The Company has made a concerted effort to increase its absorption rate since then. The Company’s truck dealerships achieved a 105.5% absorption rate for the year in 2008 and 95.7% absorption rate for the year in 2009.
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
Inventories
Inventories are stated at the lower of cost or market value. Cost is determined by specific identification of new and used commercial vehicles and construction equipment inventory and by the first-in, first-out method for tires, parts and accessories. As the market value of our inventory typically declines over time, reserves are established based on historical loss experience and market trends. These reserves are charged to cost of sales and reduce the carrying value of our inventory on hand. An allowance is provided when it is anticipated that cost will exceed net realizable value plus a reasonable profit margin.
Goodwill
Goodwill and other intangible assets that have indefinite lives are not amortized but instead are tested at least annually by reporting unit for impairment, or more frequently when events or changes in circumstances indicate that the asset might be impaired.
Goodwill is reviewed for impairment utilizing a two-step process. The first step requires the Company to compare the fair value of the reporting unit, which is the same as the segment, to the respective carrying value. The Company considers each of its segments to be a reporting unit for purposes of this analysis. If the fair value of the reporting unit exceeds its carrying value, the goodwill is not considered impaired. If the carrying value is greater than the fair value, there is an indication that an impairment may exist and a second step is required. In the second step of the analysis, the implied fair value of the goodwill is calculated as the excess of the fair value of a reporting unit over the fair values assigned to its assets and liabilities. If the implied fair value of goodwill is less than the carrying value of the reporting unit’s goodwill, the difference is recognized as an impairment loss.
The Company determines the fair value of its reporting units using the discounted cash flow method. The discounted cash flow method uses various assumptions and estimates regarding revenue growth rates, future gross margins, future selling, general and administrative expenses and an estimated weighted average cost of capital. The analysis is based upon available information regarding expected future cash flows of each reporting unit discounted at rates consistent with the cost of capital specific to the reporting unit. This type of analysis contains uncertainties because it requires the Company to make assumptions and to apply judgment regarding its knowledge of its industry, information provided by industry analysts, and its current business strategy in light of present industry and economic conditions. If any of these assumptions change, or fails to materialize, the resulting decline in its estimated fair value could result in a material impairment charge to the goodwill associated with the reporting unit.
The Company has historically performed an annual impairment review of goodwill during the fourth quarter of each year, however, an interim evaluation of goodwill was required during the second quarter of 2009 due to General Motors’ decision to terminate production of medium-duty GMC trucks, which resulted in the winding-down of the Company’s medium-duty GMC truck franchises. The goodwill allocation was based on the relative fair values of the medium-duty GMC truck franchises and the portion of the Company’s Truck Segment remaining. The Company’s Truck Segment recorded a non-cash charge of $0.8 million related to the impairment of the goodwill of its medium-duty GMC truck franchises. See Note 19 for further discussion of the wind-down of the Company’s medium-duty GMC truck franchise agreements.
Goodwill was tested for impairment during the fourth quarter of 2009 and no impairment write down was required. The fair value of each of our reporting units exceeded the carrying value of its net assets. As a result, we were not required to conduct the second step of the impairment test. The Company does not believe any of its reporting units are at risk of failing step one of the impairment test.

The Company does not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions it used to test for impairment losses on goodwill. However, if actual results are not consistent with our estimates or assumptions, or certain events occur that might adversely affect the reported value of goodwill in the future, the Company may be exposed to an impairment charge that could be material. Such events may include, but are not limited to, strategic decisions made in response to economic and competitive conditions or the impact of the current economic environment.
Finance and Insurance Revenue Recognition
Finance income related to the sale of a unit is recognized when the finance contract is sold to a finance company. During 2009, 2008 and 2007, finance contracts were not retained by the Company for any significant length of time because finance contracts are generally sold to finance companies concurrent with the sale of the related unit. The Company arranges financing for customers through various institutions and receives financing fees from the lender equal to either the difference between the interest rates charged to customers over the predetermined interest rates set by the financing institution or a commission for the placement of contracts. The Company also receives commissions from the sale of various insurance products to customers.
The Company may be charged back for unearned financing or insurance contract fees in the event of early termination of the contracts by customers. In the case of finance contracts, a customer may prepay, or fail to pay, thereby terminating the underlying contract. Revenues from these fees are recorded at the time of the sale of a unit and a reserve for future amounts which might be charged back is established based on historical chargeback results and the termination provisions of the applicable contracts, including the impact of refinance and default rates on retail finance contracts and cancellation rates on other insurance products. The Company’s finance and insurance revenue recognition accounting methodology contains uncertainties because it requires management to make assumptions and to apply judgment to estimate future charge-backs. The Company’s estimate of future charge-backs is based primarily on historical experience. The actual amount of historical charge-backs has not been significantly different than the Company’s estimates.
Insurance Accruals
The Company is partially self-insured for a portion of the claims related to its property and casualty insurance programs, requiring it to make estimates regarding expected losses to be incurred. The Company engages a third party administrator to assess any open claims and adjust our accrual accordingly on an annual basis. The Company is also partially self-insured for a portion of the claims related to its worker’s compensation and medical insurance programs. The Company uses actuarial information provided from third party administrators to calculate an accrual for claims incurred, but not reported, and for the remaining portion of claims that have been reported.
Changes in the frequency, severity, and development of existing claims could influence the Company’s reserve for claims and financial position, results of operations and cash flows. The Company does not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions it used to calculate its self-insured liabilities. However, if actual results are not consistent with our estimates or assumptions, the Company may be exposed to losses or gains that could be material. A 10% change in the Company’s estimate would have changed its reserve for these losses at December 31, 2009 by $0.5 million.
Accounting for Income Taxes
Significant management judgment is required to determine the provisions for income taxes and to determine whether deferred tax assets will be realized in full or in part. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. When it is more likely than not that all or some portion of specific deferred income tax assets will not be realized, a valuation allowance must be established for the amount of deferred income tax assets that are determined not to be realizable. Accordingly, the facts and financial circumstances impacting state deferred income tax assets are reviewed quarterly and management’s judgment is applied to determine the amount of valuation allowance required, if any, in any given period.

The Company’s income tax returns are periodically audited by tax authorities. These audits include questions regarding our tax filing positions, including the timing and amount of deductions. In evaluating the exposures associated with the Company’s various tax filing positions, the Company adjusts its liability for unrecognized tax benefits and income tax provision in the period in which an uncertain tax position is effectively settled, the statute of limitations expires for the relevant taxing authority to examine the tax position, or when more information becomes available.
The Company’s liability for unrecognized tax benefits contains uncertainties because management is required to make assumptions and to apply judgment to estimate the exposures associated with its various filing positions. The Company’s effective income tax rate is also affected by changes in tax law, the level of earnings and the results of tax audits. Although the Company believes that the judgments and estimates are reasonable, actual results could differ, and the Company may be exposed to losses or gains that could be material. An unfavorable tax settlement generally would require use of the Company’s cash and result in an increase in its effective income tax rate in the period of resolution. A favorable tax settlement would be recognized as a reduction in the Company’s effective income tax rate in the period of resolution. The Company’s income tax expense includes the impact of reserve provisions and changes to reserves that it considers appropriate, as well as related interest.
New Accounting Standards
On January 21, 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-06. ASU 2010-06 amends ASC 820, “Fair Value Measurements,” and adds new requirements for disclosures about transfers into and out of Levels 1 and 2 in the fair value hierarchy and additional disclosures about purchases, sales, issuances and settlements relating to Level 3 fair value measurements. Additionally, it clarifies existing fair value disclosures about the level of disaggregation about inputs and valuation techniques used to measure fair value. ASU 2010-06 is generally effective for the first reporting period beginning after December 15, 2009. The Company does not expect the adoption of ASU 2010-06 to have a significant impact on its consolidated results of operations and financial position.
Results of Operations
The following discussion and analysis includes the Company’s historical results of operations for 2009, 2008 and 2007. The following table sets forth for the years indicated certain financial data as a percentage of total revenues:

	Year Ended December 31,
	2009	2008	2007

New and used commercial vehicle sales	59.6%	62.9%	68.6%
Parts and service	33.2	28.9	23.7
Construction equipment sales	1.8	3.8	3.7
Lease and rental	4.3	3.3	2.5
Finance and insurance	0.6	0.7	1.1
Other	0.5	0.4	0.4

Total revenues	100.0	100.0	100.0

Cost of products sold	81.8	82.0	82.7

Gross profit	18.2	18.0	17.3

Selling, general and administrative	16.1	13.8	11.9
Depreciation and amortization	1.3	1.0	0.7

Operating income	0.8	3.2	4.7
Interest expense, net	0.5	0.5	0.7

Income before income taxes	0.3	2.7	4.0
(Benefit) provision for income taxes	(0.2)	1.0	1.5

Net income	0.5%	1.7%	2.5%

The following table sets forth the unit sales and revenue for new heavy-duty, new medium-duty and used commercial vehicles and the absorption rate for the years indicated (revenue in millions):

				% Change
				2009	2008
				vs	vs
	2009	2008	2007	2008	2007
Vehicle unit sales:
New heavy-duty vehicles	3,972	5,516	7,230	-28.0%	-23.7%
New medium-duty vehicles	2,643	3,773	5,482	-29.8%	-31.2%

Total new vehicle unit sales	6,615	9,289	12,712	-28.8%	-26.9%

Used vehicles	2,875	3,234	4,101	-11.1%	-21.1%

Vehicle revenue:
New heavy-duty vehicles	$467.1	$665.5	$871.8	-29.8%	-23.7%
New medium-duty vehicles	163.7	222.1	289.4	-26.3%	-23.3%

Total new vehicle revenue	$630.8	$887.6	$1,161.2	-28.9%	-23.6%

Used vehicle revenue	$106.5	$149.9	$211.7	-29.0%	-29.2%

Other vehicle revenue(1)	$1.4	$3.7	$20.4	-62.2%	-81.9%

Truck dealership absorption rate:	95.7%	105.5%	104.5%	-9.3%	1.0%

(1)	Includes sales of glider kits, truck bodies, trailers and other new equipment.
Industry
We currently operate in the commercial vehicle and construction equipment markets. There has historically been a high correlation in both of these markets between new product sales, the rate of change in U.S. industrial production and the U.S. gross domestic product.
Heavy-Duty Truck Market
The Company serves the southern U.S. retail heavy-duty truck market, which is affected by a number of factors relating to general economic conditions, including fuel prices, government regulation, interest rate fluctuations, economic recessions and customer business cycles. In addition, unit sales of new commercial vehicles have historically been subject to substantial cyclical variation based on general economic conditions. According to data published by A.C.T. Research, in recent years total U.S. retail sales of new Class 8 trucks have ranged from a low of approximately 97,000 in 2009 to a high of approximately 291,000 in 2006. Class 8 trucks are defined by the American Automobile Association as trucks with a minimum gross vehicle weight rating above 33,000 pounds. The Company’s share of the U.S. Class 8 truck sales market increased approximately 5% to 4.1% in 2009, up from 3.9% in 2008.
Typically, Class 8 trucks are assembled by manufacturers utilizing certain components manufactured by other companies, including engines, transmissions, axles, wheels and other components. As commercial vehicles and commercial vehicle components have become increasingly complex, the ability to provide state-of-the-art service for a wide variety of truck equipment has become a competitive factor in the industry. The ability to provide such service requires a significant capital investment in diagnostic and other equipment, parts inventory and highly trained service personnel. Environmental Protection Agency (“EPA”) and U.S. Department of Transportation (“DOT”) regulatory guidelines for service processes, including body shop, paint work and waste disposal, require sophisticated operating and testing equipment to ensure compliance with environmental and safety standards. Additionally, we believe that more of our customers will lease Class 8 trucks as fleets, particularly private fleets, and seek to establish full-service leases or rental contracts, which provide for turnkey service including parts, maintenance and, potentially, fuel, fuel tax reporting and other services. Differentiation between commercial vehicle dealers has become less dependent on pure price competition and is increasingly based on a dealer’s ability to offer a wide variety of services to their clients. Such services include the following: efficient, conveniently located and easily accessible commercial vehicle service centers with an adequate supply of replacement parts; financing for commercial vehicle purchases; leasing and rental programs; and the ability to accept multiple unit trade-ins related to large fleet purchases. We believe our one-stop center concept and the size and geographic diversity of our dealer network gives us a competitive advantage in providing these services.

A.C.T. Research currently estimates approximately 114,000 new Class 8 trucks will be sold in the United States in 2010, compared to approximately 97,000 new Class 8 trucks sold in 2009. However, Company management believes that U. S. Class 8 retail sales will only increase to about 105,000 units in 2010, an 8% increase from 2009. The Company believes that demand for new Class 8 trucks will gradually increase throughout 2010 due to the age of vehicles in operation if general economic conditions continue to improve. A.C.T. Research currently forecasts sales of Class 8 trucks in the U.S. to be approximately 193,000 in 2011.
Medium-Duty Truck Market
Many of our Rush Truck Centers sell medium-duty trucks manufactured by Peterbilt, International, GMC, Hino, UD, Ford or Isuzu, and all of our Rush Truck Centers provide parts and service for medium-duty trucks. Medium-duty trucks are principally used in short-haul, local markets as delivery vehicles. Medium-duty trucks typically operate locally and generally do not venture out of their service areas overnight. During the second quarter of 2009, General Motors Corporation made the decision to discontinue the production of its medium-duty truck line and to wind-down the Company’s GMC Medium-Duty Truck Dealership Agreements.
A.C.T. Research currently forecasts sales of Class 4 through 7 commercial vehicles in the U.S. to be approximately 123,500 in 2010 compared to 111,415 in 2009. A.C.T. Research currently forecasts sales of Class 4 through 7 commercial vehicles in the U.S. to be approximately 151,000 in 2011.
Construction Equipment Market
Our Rush Equipment Centers are authorized John Deere construction equipment dealers serving Southeast Texas. According to data compiled by John Deere, approximately 966 units of construction equipment were put into use in our area of responsibility in 2009 compared to 2,405 in 2008. In 2010, we expect new construction equipment unit sales to decrease approximately 10% compared to 2009 in our area of responsibility to approximately 870 units. John Deere’s market share in the Houston area construction equipment market, which includes shipments of John Deere equipment to customers that did not purchase such equipment from a Rush Equipment Center, increased to 22.4% in 2009 from 18.2% in 2008. The Company’s market share in the Houston area construction equipment market increased to 22.3% in 2009 from 16.9% in 2008. Our Rush Equipment Centers have the right to sell new John Deere construction equipment and parts within its assigned area of responsibility, which means competition within its market comes primarily from dealers of competing manufacturers and rental companies.
John Deere equipment users are a diverse group that includes residential and commercial construction businesses, independent rental companies, utility companies, government agencies, and various petrochemical, industrial and material supply businesses. Industry statistics suggest that a majority of all construction equipment is owned by a relatively small percentage of the customer base. Accordingly, John Deere and its dealer group, including our Rush Equipment Center, are aggressively developing more sophisticated ways to serve large equipment fleet owners.
Market factors affecting the construction equipment industry include the following:
•	levels of commercial, residential, and public construction activities; and
•	state and federal highway and road construction appropriations.

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008
Revenues
Revenues decreased $415.7 million, or 25.1%, in 2009, compared to 2008. Sales of new and used commercial vehicles decreased $302.5 million, or 29.1%, in 2009, compared to 2008. Uncertain economic conditions, the weak freight environment, slowing construction markets and tight credit markets contributed to decreased demand for commercial vehicles and construction equipment as well as aftermarket service in 2009. The Company believes that demand for its products and services will increase if general economic conditions in the United States continue to improve and credit is made available on reasonable terms to a wider range of buyers.
The Company sold 3,972 heavy-duty trucks in 2009, a 28.0% decrease compared to 5,516 heavy-duty trucks in 2008. According to A.C.T. Research, the U.S. Class 8 truck market decreased 30.6% in 2009, compared to 2008. The Company’s share of the U.S. Class 8 truck sales market was approximately 4.1% in 2009. The Company expects its market share to range between 4.1% and 4.4% of U.S. Class 8 truck sales in 2010. This market share percentage would result in the sale of approximately 4,300 to 4,700 of Class 8 trucks in 2010 based on the Company’s belief that U.S. retail sales will increase to 105,000 units.
The Company sold 2,643 medium-duty commercial vehicles, including 368 buses, in 2009, a 29.9% decrease compared to 3,773 medium-duty commercial vehicles, including 239 buses, in 2008. A.C.T. Research estimates that unit sales of Class 4 through 7 commercial vehicles in the U.S. decreased approximately 33.2% in 2009, compared to 2008. In 2009, the Company achieved a 2.4% share of the Class 4 through 7 commercial vehicle sales market in the U.S. The Company expects its market share to range between 2.4% and 2.5% of U.S. Class 4 through 7 commercial vehicle sales in 2010. This market share percentage would result in the sale of approximately 2,900 to 3,100 of Class 4 through 7 commercial vehicles in 2010 based on A.C.T. Research’s current U.S. retail sales estimates of 123,500 units.
The Company sold 2,875 used commercial vehicles in 2009, an 11.1% decrease compared to 3,234 used commercial vehicles in 2009. For 2010, used commercial vehicle sales volumes and prices will be primarily driven by general economic conditions and the availability of credit, which collectively have had a severe impact on this market since 2008. The Company expects to sell approximately 2,900 to 3,200 used commercial vehicles in 2009.
Parts and service sales decreased $67.6 million, or 14.1%, in 2009, compared to 2008. Aftermarket parts, service and body shop sales were negatively impacted by excess capacity during 2009, as many customers have been able to put their excess truck capacity into service, allowing them to delay repair and maintenance and use trucks not being utilized for replacement parts needs. The Company expects parts and service sales to begin to increase in the second half of 2010 if general economic conditions in the United States continue to improve.
Sales of new and used construction equipment decreased $39.4 million, or 63.3%, in 2009, compared to 2008. This decrease was largely attributable to the weakening construction market in the Houston area. John Deere’s rolling twelve month average market share in the Houston area construction equipment market increased to 22.4% as of December 31, 2009, from a rolling twelve month average of 18.2% as of December 31, 2008. In 2010, the Company expects new construction equipment unit sales in our area of responsibility to decrease approximately 10%, compared to 2009.
Truck lease and rental revenues decreased $1.1 million, or 2.0%, in 2009, compared to 2008. The decrease in lease and rental revenue is primarily attributable to decreased utilization of vehicles in the Company’s rental fleet and decreased variable lease revenue that is based on the miles that vehicles being leased are driven. The Company expects lease and rental revenue to increase 10% to 15% during 2010, compared to 2009 based on the increase of units in the lease and rental fleet.
Finance and insurance revenues decreased $4.7 million, or 37.9%, in 2009, compared to 2008. The decrease in finance and insurance revenue is a direct result of the decline in commercial vehicle sales and the tight credit market. The Company expects finance and insurance revenue to fluctuate proportionately with the new Class 8 truck market in 2010. Finance and insurance revenues have limited direct costs and, therefore, contribute a disproportionate share of the Company’s operating profits.
Other income decreased $0.5 million, or 7.4% in 2009, compared to 2008. Other income consists primarily of the gain on sale realized on trucks from the lease and rental fleet, commissions earned from John Deere for direct manufacturer sales into our area of responsibility, document fees related to commercial vehicle sales, mineral royalties and purchase discounts.

Gross Profit
Gross profit decreased $71.6 million, or 24.1%, in 2009, compared to 2008. Gross profit as a percentage of sales increased to 18.2% in 2009, from 17.9% in 2008. This slight increase is primarily a result of a change in our product sales mix. Commercial vehicle sales, a lower margin revenue item, decreased as a percentage of total revenue to 59.6% in 2009, from 62.9% in 2008. Parts and service revenue, a higher margin revenue item, increased as a percentage of total revenue to 33.2% in 2009, from 28.9% in 2008.
Gross margins on Class 8 truck sales decreased to 5.8% in 2009, from 7.7% in 2008. Gross margins on Class 8 truck sales were negatively impacted by decreased demand for new trucks and a change in our product sales mix that included increased fleet sales, which are typically lower margin sales. In 2010, the Company expects overall gross margins from Class 8 truck sales of approximately 5.0% to 7.0%, but this will largely depend upon general economic conditions and the availability of credit to retail customers. The Company recorded expense of $5.8 million to increase its new heavy-duty truck valuation allowance in 2009 and $5.2 million in 2008.
Gross margins on medium-duty commercial vehicle sales increased to 5.5% in 2009, from 5.1% in 2008. For 2010, the Company expects overall gross margins from medium-duty commercial vehicle sales of approximately 5.0% to 7.0%, but this will largely depend upon general economic conditions and the availability of credit to retail customers. The Company recorded expense of $2.5 million to increase its new medium-duty commercial vehicle valuation allowance in 2009 and $1.7 million in 2008.
Gross margins on used commercial vehicle sales increased to 6.9% in 2009, from 3.6% in 2008. This increase is primarily a result of write-downs of used commercial vehicle inventory values throughout 2008 that caused gross margins on used commercial vehicle sales to decrease below normal levels in 2008. The Company expects margins on used commercial vehicles will be in the range of approximately 6.5% to 8.5% during 2010, but this will largely depend upon general economic conditions and the availability of credit to retail customers. The Company recorded expense of $5.0 million to increase its used commercial vehicle valuation allowance in 2009 and $8.5 million in 2008.
Gross margins from the Company’s parts, service and body shop operations decreased to 39.0% in 2009, from 41.4% in 2008. Gross profit for the parts, service and body shop departments decreased to $160.2 million in 2009, from $196.5 million in 2008. The Company expects gross margins on parts, service and body shop operations to range 39.0% to 41.0% in 2010.
Gross margins on new and used construction equipment sales decreased to 9.1% in 2009, from 9.8% in 2008. This decrease in gross margin is primarily attributable to a decrease in demand for construction equipment and a change in our product sales mix. The Company expects gross margins for 2010 to range from approximately 6.0% to 8.0% due to the dramatic decrease in demand for construction equipment in the Houston market, but this will largely depend upon general economic conditions and the availability of credit to retail customers.
Gross margins from truck lease and rental sales decreased to 11.5% in 2009, from approximately 14.5% in 2008. The decrease in lease and rental revenue is primarily attributable to decreased utilization of vehicles in the Company’s rental fleet and decreased variable rental revenue that is based on the miles that vehicles being leased are driven. The Company expects gross margins from lease and rental sales of approximately 11.0% to 15.0% during 2010 depending upon whether general economic conditions in the United States continue to improve. The Company’s policy is to depreciate its lease and rental fleet using a straight line method over the customer’s contractual lease term. The lease unit is depreciated to a residual value that approximates fair value at the expiration of the lease term. This policy results in the Company realizing reasonable gross margins while the unit is in service and a corresponding gain or loss on sale when the unit is sold at the end of the lease term.
Finance and insurance revenues and other income, as described above, have limited direct costs and, therefore, contribute a disproportionate share of gross profit.

Selling, General and Administrative Expenses
Selling, General and Administrative (“SG&A”) expenses decreased $28.6 million, or 12.5%, in 2009, compared to 2008. SG&A expenses as a percentage of sales increased to 16.1% in 2009, from 13.8% in 2008. Prior to 2009, SG&A expenses as a percentage of sales historically ranged from 10.0% to 15.0%. In general, when new and used commercial vehicle revenue decreases as a percentage of revenue, SG&A expenses as a percentage of revenue will be at, or exceed, the higher end of this range. The Company earns federal income tax credits on the sale of alternative fuel vehicles to tax-exempt entities. A portion of these tax credits are passed back to the tax-exempt customer and are reflected as SG&A expense to the Company. In 2009, the selling portion of SG&A expenses, which consists primarily of commissions on commercial vehicle and construction equipment sales, decreased 27.4% and the general and administrative portion of SG&A expenses decreased 11.1% compared to 2008. For 2010, the Company expects the selling portion of SG&A expenses to be approximately 25% to 28% of new and used commercial vehicle gross profit. The selling portion of SG&A expenses varies based on the gross profit derived from commercial vehicle sales.
The Company has taken continuous action throughout the past two years to reduce overhead expenses to a level more appropriate to serve the declining market. The Company analyzes all areas of the business when making expense reductions. A majority of the overhead expense reduction was in personnel and employee benefits, training, travel and entertainment, and advertising expense. The Company believes it has reduced expenses in relation to the reduction in sales volumes without reducing services to customers or impairing the value of its operations. The Company will continue to adjust the general and administrative portion of SG&A expenses in accordance with market conditions.
Interest Expense, Net
Net interest expense decreased $1.7 million, or 22.1%, in 2009, compared to 2008. The Company expects net interest expense in 2010 to increase compared to 2009 based on increased inventory levels and impending modification to the Company’s floor plan agreement in the second half of 2010, which will result in increased interest rates.
Income Before Income Taxes
Income before income taxes decreased $41.9 million, or 92.9%, in 2009, compared to 2008, as a result of the factors described above.
Income Taxes
Income taxes decreased $18.9 million, or 116.4%, in 2009, compared to 2008. Prior to the application of alternative fuel tax credits, the Company’s tax rate during 2009 increased primarily due to state regulations that assess taxes based on gross profit, a federal income tax settlement, and non-deductible expenses. Historically, the Company’s effective tax rate has been approximately 36% to 38% of pretax income. When pretax income is low, state taxes that are calculated based on gross profit and non-deductible expenses become a larger percentage of pretax income, thereby increasing the Company’s effective tax rate in relation to its historical rates. If pretax income for 2010 is similar to pretax income in 2009, the Company expects its effective tax rate to be approximately 45.0% before the application of alternative fuel tax credits. In 2009, the Company received $5.3 million in tax credits for sales of alternative fuel vehicles to tax-exempt entities, compared to $0.7 million in 2008. The Company’s effective tax rate may vary significantly depending on the number of alternative fuel vehicles sold to tax-exempt entities.
Year Ended December 31, 2008 Compared to Year Ended December 31, 2007
Revenues
Revenues decreased $375.8 million, or 18.5%, in 2008 compared to 2007. Sales of new and used commercial vehicles decreased $352.1 million, or 25.3%, in 2008 compared to 2007. Uncertain economic conditions, the weak freight environment, slowing construction markets, historically high fuel prices and tight credit markets contributed to decreased demand for Class 8, medium-duty and used commercial vehicles in 2008.
The Company sold 5,516 heavy-duty trucks in 2008, a 23.7% decrease compared to 7,230 heavy-duty trucks in 2007. According to A.C.T. Research, the U.S. Class 8 truck market decreased 11.2% in 2008 compared to 2007. The Company’s share of the U.S. Class 8 truck sales market decreased approximately 15% to 3.9% in 2008, down from 4.6% in 2007.

The Company sold 3,773 medium-duty commercial vehicles in 2008, a 31.2% decrease compared to 5,482 medium-duty commercial vehicles in 2007. Overall, new medium-duty commercial vehicle sales revenue decreased approximately $67.3 million, or 23.3%, in 2008 compared to 2007. A.C.T. Research estimates that unit sales of Class 4 through 7 commercial vehicles in the U.S. decreased approximately 27% in 2008 compared to the 2007. In 2008, the Company achieved a 2.1% share of the Class 4 through 7 commercial vehicle sales market in the U.S down from 2.2% in 2007.
The Company sold 3,234 used commercial vehicles in 2008, a 21.1% decrease compared to 4,101 used commercial vehicles in 2007. Used commercial vehicle average revenue per unit decreased by approximately 10.2% in 2008. For 2009, used commercial vehicle sales volumes and prices will be primarily driven by general economic conditions, fuel prices and the availability of credit, which collectively have had a severe impact on this market during 2008.
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
Finance and insurance revenues decreased $9.4 million, or 43.3%, in 2008 compared to 2007. The decrease in finance and insurance revenue is a direct result of the decline in commercial vehicle sales and the tight credit market. Finance and insurance revenues have limited direct costs and, therefore, contribute a disproportionate share of the Company’s operating profits.
Other income decreased $2.1 million, or 25.8% in 2008 compared to 2007. Other income consists primarily of the gain on sale realized on commercial vehicles from the lease and rental fleet, commissions earned from John Deere for direct manufacturer sales into our area of responsibility, document fees related to commercial vehicle sales and purchase discounts.
Gross Profit
Gross profit decreased $55.4 million, or 15.7%, in 2008 compared to 2007. Gross profit as a percentage of sales increased to 18.0% in 2008 from 17.3% in 2007. This increase is primarily a result of a change in our product sales mix. Commercial vehicle sales, a lower margin revenue item, decreased as a percentage of total revenue to 62.9% in 2008 from 68.6% in 2007. Parts and service revenue, a higher margin revenue item, increased as a percentage of total revenue to 28.9% in 2008 from 23.7% in 2007.
Gross margins on Class 8 truck sales decreased to 7.7% in 2008 from 8.6% in 2007. A large portion of the decrease in gross margins on Class 8 trucks was due to write-downs on the value of new truck inventory throughout 2008. Gross margins on Class 8 truck sales were also negatively impacted by decreased demand for new commercial vehicles as a result of uncertain economic conditions, the weak freight environment, historically high fuel prices throughout most of 2008, and tightening credit markets. The Company continually evaluates its reserve for new truck valuation losses. The Company recorded expense of $5.2 million to increase its new heavy-duty truck valuation allowance in 2008 and $3.3 million in 2007.

Gross margins on medium-duty commercial vehicle sales decreased to 5.1% in 2008 from 5.5% in 2007. Medium-duty commercial vehicle gross margins were negatively impacted by the same factors that adversely impacted gross margins on Class 8 truck sales in 2008. Gross margins on medium-duty commercial vehicles are difficult to forecast accurately because gross margins vary significantly depending upon the mix of fleet and non-fleet purchasers and types of medium-duty commercial vehicles sold. The Company recorded expense of $1.7 million to increase its new medium-duty commercial vehicle valuation allowance in 2008 and $2.8 million in 2007.
Gross margins on used commercial vehicle sales decreased to 3.6% in 2008 from 8.6% in 2007. Write-downs of used commercial vehicle inventory values throughout 2008 caused gross margins on used commercial vehicle sales to decrease in 2008 compared to 2007. The write-downs were necessary because of decreased demand for used commercial vehicles as a result of worsening general economic conditions, decreased freight demand, and the tight credit market. The Company continually evaluates its reserve for used commercial vehicle valuation losses. The Company recorded expense of $8.5 million to increase its used commercial vehicle valuation allowance in 2008 and $2.9 million in 2007.
Gross margins from the Company’s parts, service and body shop operations increased to 41.1% in 2008 from 40.9% in 2007. Gross profit for the parts, service and body shop departments decreased slightly to $196.5 million in 2008 from $196.7 million in 2007.
Gross margins on new and used construction equipment sales decreased to 9.8% in 2008 from 11.0% in 2007. This decrease in gross margin was primarily attributable to decreased demand for construction equipment in the Houston market and our continued efforts to increase John Deere’s market share.
Gross margins from truck lease and rental sales decreased to 14.5% in 2008 from approximately 15.4% in 2007. The decrease in the gross margin from lease and rental sales was primarily due to the decreased utilization of crane-mounted trucks in our rental fleet. The Company’s policy is to depreciate its lease and rental fleet using a straight line method over the customer’s contractual lease term. The lease unit is depreciated to a residual value that approximates fair value at the expiration of the lease term. This policy results in the Company realizing reasonable gross margins while the unit is in service and a corresponding gain or loss on sale when the unit is sold at the end of the lease term.
Finance and insurance revenues and other income, as described above, have limited direct costs and, therefore, contribute a disproportionate share of gross profit.
Selling, General and Administrative Expenses
Selling, General and Administrative (“SG&A”) expenses decreased $12.6 million, or 5.2%, in 2008 compared to 2007. SG&A expenses as a percentage of sales increased to 13.8% in 2008 from 11.9% in 2007. SG&A expenses as a percentage of sales have historically ranged from 10.0% to 15.0%. In 2008, the selling portion of SG&A expenses, which consists primarily of commissions on commercial vehicle and construction equipment sales, decreased 25.0% and the general and administrative portion of SG&A decreased 2.8% compared to 2007.
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
Income Taxes
Income taxes decreased $14.1 million, or 46.5%, in 2008 compared to 2007. Prior to the application of alternative fuel vehicle tax credits, the Company provided for taxes at a 37.5% rate in 2008, compared to a rate of 37.0% in 2007. The tax rate in 2008 was offset $0.7 million by tax credits for sales of alternative fuel vehicles to tax-exempt entities.

Effects of Inflation
Inflationary factors such as increases in the cost of products and overhead costs may adversely affect the Company’s operating results. Although the Company does not believe that inflation has had a material impact on its financial position or results of operations to date, a high rate of inflation in the future may have an adverse effect on its ability to maintain current levels of gross margin and selling, general and administrative expenses as a percentage of revenues if the selling prices of our products do not increase with these increased costs.
Liquidity and Capital Resources
The Company’s short-term cash requirements are primarily for working capital, inventory financing, the improvement and expansion of existing facilities, the development and implementation of SAP enterprise software and dealership management system, and the construction of new facilities. Historically, these cash requirements have been met through the retention of profits and borrowings under our floor plan arrangements. As of December 31, 2009, the Company had working capital of approximately $159.2 million, including $149.1 million in cash available to fund our operations. The Company believes that these funds are sufficient to meet its short-term and long-term cash requirements.
The Company has a secured line of credit that provides for a maximum borrowing of $8.0 million. There were no advances outstanding under this secured line of credit at December 31, 2009, however, $6.1 million was pledged to secure various letters of credit related to self-insurance products, leaving $1.9 million available for future borrowings as of December 31, 2009.
The Company’s long-term real estate debt agreements require the Company to satisfy various financial ratios such as the debt to worth ratio and the fixed charge coverage ratio. The Company’s floor plan financing agreement with GE Capital does not contain financial covenants. At December 31, 2009, the Company was in compliance with all debt covenants. The Company does not anticipate any breach of the covenants in the foreseeable future.
Titan Technology Partners is currently implementing SAP enterprise software and a new SAP dealership management system for the Company. The total cost of the SAP software and implementation is estimated to be approximately $34.0 million. As of December 31, 2009, the Company had cumulative expenditures of $28.4 million related to the SAP project. The Company expects to spend approximately $5.0 million to $5.5 million related to the SAP project during 2010.
During 2009, the Company constructed a new facility for its Rush Truck Center location in Oklahoma City, Oklahoma at a cost of approximately $14.8 million. The Company financed $9.1 million of the total construction cost of this facility.
The Company also expects to make capital expenditures for recurring items such as computers, shop tools and equipment and vehicles of approximately $8.0 million during 2010.
On July 22, 2008, the Company’s Board of Directors approved a stock repurchase program authorizing the Company to repurchase, from time to time, up to an aggregate of $20,000,000 of its shares of Class A common stock and/or Class B common stock. Repurchases will be made at times and in amounts as the Company deems appropriate and will be made through open market transactions, privately negotiated transactions and other lawful means. The manner, timing and amount of any repurchases will be determined by the Company based on an evaluation of market conditions, stock price and other factors, including those related to the ownership requirements of its dealership agreements with manufacturers it represents. The stock repurchase program has no expiration date and may be suspended or discontinued at any time. While the stock repurchase program does not obligate the Company to acquire any particular amount or class of common stock, the Company anticipates that it will be repurchasing primarily shares of its Class B common stock. As of December 31, 2009, the Company has repurchased 1,639,843 shares of its Class B common stock at an aggregate cost of $17.9 million, none of which occurred during the fourth quarter of 2009.
The Company currently anticipates funding its capital expenditures relating to the implementation of the SAP enterprise software and SAP dealership management system, improvement and expansion of existing facilities, construction of new facilities, recurring expenses and any stock repurchases through its operating cash flow. The Company expects to finance 70% to 80% of the appraised value of any newly constructed Rush Truck Centers upon completion, which will increase the Company’s cash and cash equivalents by that amount.
The Company has no other material commitments for capital expenditures as of December 31, 2009, except that the Company will continue to purchase vehicles for its lease and rental division and authorize capital expenditures for improvement and expansion of its existing dealership facilities and construction of new facilities based on market opportunities. The Company expects to purchase or lease trucks worth approximately $35.0 million for its leasing operations in 2010, depending on customer demand, all of which will be financed.

Cash Flows
Cash and cash equivalents increased by $2.7 million during the year ended December 31, 2009, and decreased by $40.6 million during the year ended December 31, 2008. The major components of these changes are discussed below.
Cash Flows from Operating Activities
Cash flows from operating activities include net income adjusted for non-cash items and the effects of changes in working capital. During 2009, operating activities resulted in net cash provided by operations of $150.3 million. Cash provided by operating activities was primarily impacted by the decreased levels of commercial vehicle inventory and accounts receivable, offset by decreases in accounts payable and accrued expenses. The majority of commercial vehicle inventory is financed through the Company’s floor plan financing provider. During 2008, operating activities resulted in net cash provided by operations of $83.1 million.
Cash flows from operating activities as adjusted for all draws and (payments) on floor plan notes (“Adjusted Cash Flows from Operating Activities”) was $56.8 million for the year ended December 31, 2009, and $88.9 million for the year ended December 31, 2008. Generally, all vehicle and construction equipment dealers finance the purchase of vehicles and construction equipment with floor plan borrowings, and our agreements with our floor plan providers require us to repay amounts borrowed for the purchase of such vehicles and equipment immediately after they are sold. As a result, changes in floor plan notes payable are directly linked to changes in vehicle and construction equipment inventory. However, as reflected in our consolidated statements of cash flows, changes in inventory are recorded as cash flows from operating activities, and draws and (payments) on floor plan notes are recorded as cash flows from financing activities.
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

	Year Ended December 31,
	2009	2008

Net cash provided by operating activities (GAAP)	$150,293	$83,059
(Payments) draws on floor plan notes payable	(93,446)	5,864

Adjusted Cash Flows from Operating Activities (Non-GAAP)	$56,847	$88,923

Cash Flows from Investing Activities
During 2009, cash used in investing activities was $49.8 million. Cash flows used in investing activities consist primarily of cash used for capital expenditures. Capital expenditures of $50.5 million consisted of purchases of property and equipment, improvements to our existing dealership facilities and construction of our new facility in Oklahoma City, Oklahoma. Property and equipment purchases during 2009 consisted of $21.2 million for additional units for the rental and leasing operations, which was directly offset by borrowings of long-term debt. The Company expects to purchase or lease trucks worth approximately $35.0 million for its leasing operations in 2010, depending on customer demand, all of which will be financed. During 2010, the Company expects to make capital expenditures for recurring items such as computers, shop equipment and vehicles of approximately $8.0 million, in addition to $5.0 million to $5.5 million for the SAP project described above.

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
Cash Flows from Financing Activities
Cash flows used in financing activities include borrowings and repayments of long-term debt and net payments of floor plan notes payable. Cash used in financing activities was $97.9 million during 2009. The Company had borrowings of long-term debt of $50.4 million and repayments of long-term debt and capital lease obligations of $55.3 million during 2009. The Company had net payments of floor plan notes payable of $93.4 million during 2009. The borrowings of long-term debt were primarily related to units for the rental and leasing operations, refinancing existing real estate and financing the new Rush Truck Center in Oklahoma City.
Cash used in financing activities was $12.6 million during the year ended December 31, 2008. The Company had borrowings of long-term debt of $46.7 million and repayments of long-term debt and capital lease obligations of $49.0 million during the year ended December 31, 2008. The Company had net draws of floor plan notes payable of $5.9 million during the year ended December 31, 2008. The borrowings of long-term debt are primarily related to the increase in the lease and rental fleet and real estate refinancing. During the year ended December 31, 2008, the Company repurchased 1,639,843 shares of Class B common stock at a cost of $17.9 million pursuant to a stock repurchase program approved by the Company’s Board of Directors. See Note 13 of the Notes to Consolidated Financial Statements for a detailed discussion of the stock repurchase program.
Substantially all of the Company’s commercial vehicle purchases are made on terms requiring payment within 15 days or less from the date the commercial vehicles are invoiced from the factory. Effective August 1, 2007, the Company entered into an Amended and Restated Wholesale Security Agreement with GE Capital. Interest under the floor plan financing agreement is payable monthly and the rate varies from LIBOR plus 1.15% to LIBOR plus 1.50% depending on the month-end average aggregate amount outstanding under our GE Capital floor plan arrangement. The Company finances substantially all of the purchase price of its new commercial vehicle inventory, and the loan value of its used commercial vehicle inventory under the floor plan financing agreement with GE Capital, under which GE Capital pays the manufacturer directly with respect to new commercial vehicles. The Company makes monthly interest payments to GE Capital on the amount financed, but is not required to commence loan principal repayments on any vehicle until such vehicle has been floor planned for 12 months or is sold. The floor plan financing agreement allows for prepayments with monthly adjustments to the interest due on outstanding advances. On December 31, 2009, the Company had approximately $173.0 million outstanding under its floor plan financing agreement with GE Capital. In connection with the Amended and Restated Wholesale Agreement with GE Capital, the Company executed a Continuing Guaranty in favor of GE Capital to a maximum principal amount of $600 million, plus unpaid interest and reasonable costs of collection. Except for the procedures and other terms and conditions set forth in the Amended and Restated Wholesale Agreement, the Company is not aware of any limitation on the Company’s ability to access capital through this facility.
Substantially all of the Company’s new construction equipment purchases are financed by John Deere and JPMorgan Chase (“Chase”). The agreement with John Deere provides for interest at prime plus 1.5%, however, there is an interest free financing period, after which time the amount financed is required to be paid in full. When construction equipment is sold prior to the expiration of the interest free finance period, the Company is required to repay the principal within approximately ten days of the sale. If the construction equipment financed by John Deere is not sold within the interest free finance period, the Company transfers the financed equipment to the Chase floor plan arrangement. New and used construction equipment is financed to a maximum of book value under a floor plan arrangement with Chase. The Company makes monthly interest payments on the amount financed and is required to commence loan principal repayments on construction equipment as book value is reduced. Principal payments for sold new and used construction equipment are made to Chase no later than the 15th day of each month following the sale. The loans are collateralized by a lien on the construction equipment. As of December 31, 2009, the Company’s floor plan arrangement with Chase permitted the financing of up to $20.0 million in construction equipment. The facility with Chase expires in June 2010 and the interest rate is the prime rate less 0.65%. On December 31, 2009, the Company had $1.1 million outstanding under its floor plan financing arrangements with John Deere and $15.2 million outstanding under its floor plan financing arrangement with Chase.

Cyclicality
The Company’s business is dependent on a number of factors relating to general economic conditions, including fuel prices, interest rate fluctuations, credit availability, economic recessions, environmental and other government regulations and customer business cycles. Unit sales of new commercial vehicles have historically been subject to substantial cyclical variation based on these general economic conditions. According to data published by A.C.T. Research, in recent years total U.S. retail sales of new Class 8 trucks have ranged from a low of approximately 97,000 in 2009 to a high of approximately 291,000 in 2006. Through geographic expansion, concentration on higher margin parts and service operations and diversification of its customer base, the Company believes it has reduced the negative impact on the Company’s earnings of adverse general economic conditions or cyclical trends affecting the heavy-duty truck industry.
Off-Balance Sheet Arrangements
Other than operating leases, the Company does not have any obligation under any transaction, agreement or other contractual arrangement to which an entity unconsolidated with the Company is a party, that has or is reasonably likely to have a material effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors. A summary of our operating lease obligations by fiscal year is included in the “Contractual Obligations” section below.
Contractual Obligations
The Company has certain contractual obligations that will impact its short and long-term liquidity. At December 31, 2009, such obligations were as follows:

	Payments Due by Period
		Less than 1	1-3	3-5	More than 5
Contractual Obligations	Total	year	years	years	years
	(in thousands)
Long-term debt obligations (1)	$209,502	$55,545	$84,339	$61,954	$7,664
Capital lease obligations (2)	38,645	7,296	14,951	11,171	5,227
Operating lease obligations (3)	30,056	6,878	9,813	5,139	8,226
Floor plan debt obligation	189,248	189,248	—	—	—
Interest obligations (4)	29,352	14,078	11,376	3,661	237
Purchase obligations (5)	2,607	1,047	1,248	312	—

Total	$499,410	$274,092	$121,727	$82,237	$21,354

(1)	Refer to Note 8 of Notes to Consolidated Financial Statements.

(2)	Refer to Note 11 of Notes to Consolidated Financial Statements. Amounts include interest.

(3)	Refer to Note 11 of Notes to Consolidated Financial Statements.

(4)
In computing interest expense, the Company used its weighted average interest rate outstanding on fixed rate debt to estimate its interest expense on fixed rate debt. The Company used its weighted average variable interest rate on outstanding variable rate debt at December 31, 2009 and added 0.25 percent per year to estimate its interest expense on variable rate debt.

(5)	Purchase obligations represent non-cancelable contractual obligations at December 31, 2009 related to our SAP implementation.

Item 6A.	Quantitative and Qualitative Disclosures about Market Risk
Market risk represents the risk of loss that may impact the financial position, results of operations, or cash flows of the Company due to adverse changes in financial market prices, including interest rate risk, and other relevant market rate or price risks.
The Company is exposed to some market risk through interest rates related to our floor plan financing agreements, variable rate real estate debt and discount rates related to finance sales. The majority of floor plan debt and variable rate real estate debt is based on LIBOR. As of December 31, 2009, the Company had floor plan borrowings and variable rate real estate debt of approximately $233.8 million. Assuming an increase or decrease in LIBOR of 100 basis points, annual interest expense could correspondingly increase or decrease by approximately $2.3 million. The Company provides all customer financing opportunities to various finance providers. The Company receives all finance charges in excess of a negotiated discount rate from the finance providers in the month following the date of the financing. The negotiated discount rate is variable, thus subject to interest rate fluctuations. This interest rate risk is mitigated by the Company’s ability to pass discount rate increases to customers through higher financing rates.
The Company is also exposed to some market risk through interest rates related to the investment of our current cash and cash equivalents which totaled $149.1 million on December 31, 2009. These funds are generally invested in variable interest rate instruments in accordance with the Company’s investment policy. As such instruments mature and the funds are reinvested, we are exposed to changes in market interest rates. This risk is mitigated by management’s ongoing evaluation of the best investment rates available for current and noncurrent high quality investments. If market interest rates were to increase or decrease immediately and uniformly by 100 basis points, the Company’s annual interest income could correspondingly increase or decrease by approximately $1.5 million.
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
As of December 31, 2009, the Company holds $7.6 million of auction rate securities with underlying tax-exempt municipal bonds with stated maturities of 21 years. Given the current market conditions in the auction rate securities market, if the Company determines that the fair value of these securities has temporarily decreased by 10%, the Company’s equity could correspondingly decrease by approximately $0.8 million. If it is determined that the fair value of these securities is other-than-temporarily impaired by 10%, the Company could record a loss on its Consolidated Statements of Operations of approximately $0.8 million. For further discussion of the risks related to our auction rate securities, see Note 18 - Investments of the Notes to Consolidated Financial Statements and Item 1A — Risk Factors.
The Company has not used derivative financial instruments in our investment portfolio.

Item 7.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of
Rush Enterprises, Inc.
We have audited the accompanying consolidated balance sheets of Rush Enterprises, Inc. and subsidiaries (“the Company”) as of December 31, 2009 and 2008, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Rush Enterprises, Inc. and subsidiaries at December 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Rush Enterprises, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 12, 2010 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
San Antonio, Texas
March 12, 2010

RUSH ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Shares and Per Share Amounts)

	December 31,
	2009	2008
Assets
Current assets:
Cash and cash equivalents	$149,095	$146,411
Investments	—	7,575
Accounts receivable, net	38,869	55,274
Inventories	269,955	362,234
Prepaid expenses and other	3,650	3,369
Deferred income taxes, net	11,414	6,730

Total current assets	472,983	581,593

Investments	7,575	—

Property and equipment, net	354,749	332,147

Goodwill, net	140,836	141,904

Other assets, net	1,154	1,146

Total assets	$977,297	$1,056,790

Liabilities and shareholders’ equity
Current liabilities:
Floor plan notes payable	$189,256	$282,702
Current maturities of long-term debt	55,545	37,665
Current maturities of capital lease obligations	5,730	3,454
Trade accounts payable	22,427	31,530
Accrued expenses	40,843	49,125

Total current liabilities	313,801	404,476

Long-term debt, net of current maturities	153,957	172,011
Capital lease obligations, net of current maturities	28,714	11,366
Deferred income taxes, net	54,600	52,896

Shareholders’ equity:
Preferred stock, par value $.01 per share; 1,000,000 shares authorized; 0 shares outstanding in 2009 and 2008	—	—
Common stock, par value $.01 per share; 60,000,000 class A shares and 20,000,000 class B shares authorized; 26,437,848 class A shares and 10,689,375 class B shares outstanding in 2009; and 26,255,974 class A shares and 10,685,144 class B shares outstanding in 2008	388	386
Additional paid-in capital	188,116	183,818
Treasury stock, at cost: 1,639,843 shares	(17,948)	(17,948)
Retained earnings	255,669	249,785

Total shareholders’ equity	426,225	416,041

Total liabilities and shareholders’ equity	$977,297	$1,056,790

The accompanying notes are an integral part of these consolidated financial statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Amounts)

	Year Ended December 31,
	2009	2008	2007

Revenues:
New and used commercial vehicle sales	$738,705	$1,041,189	$1,393,253
Parts and service	410,839	478,439	480,611
Construction equipment sales	22,799	62,168	74,986
Lease and rental	53,710	54,813	52,103
Finance and insurance	7,630	12,291	21,663
Other	5,606	6,056	8,163

Total revenue	1,239,289	1,654,956	2,030,779

Cost of products sold:
New and used commercial vehicle sales	695,334	973,404	1,283,993
Parts and service	250,592	281,902	283,912
Construction equipment sales	20,727	56,095	66,737
Lease and rental	47,545	46,843	44,069

Total cost of products sold	1,014,198	1,358,244	1,678,711

Gross profit	225,091	296,712	352,068

Selling, general and administrative	199,496	228,057	240,661

Depreciation and amortization	16,440	15,878	14,935

Gain on sale of assets, net	160	140	239

Operating income	9,315	52,917	96,711

Interest income (expense):
Interest income	54	2,636	2,840
Interest expense	(6,153)	(10,466)	(17,749)

Total interest expense, net	(6,099)	(7,830)	(14,909)

Income before taxes	3,216	45,087	81,802

(Benefit) provision for income taxes	(2,668)	16,222	30,310

Net income	$5,884	$28,865	$51,492

Earnings per common share:
Basic	$0.16	$0.76	$1.35

Diluted	$0.16	$0.75	$1.33

The accompanying notes are an integral part of these consolidated financial statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In Thousands)

	Common Stock
	Shares		$0.01	Additional
	Outstanding		Par	Paid-In	Treasury	Retained
	Class A	Class B	Value	Capital	Stock	Earnings	Total

Balance, December 31, 2006	25,604	12,108	251	169,801	—	169,556	339,608

Stock options exercised (including tax benefit of $2,239)	408	157	4	4,459			4,463
Stock-based compensation related to stock options and employee stock purchase plan	—	—	—	3,442			3,442
Issuance of common stock under employee stock purchase plan	59	—	—	572			572
Stock dividend (50%)	—	—	128	—		(128)	—
Net income	—	—	—	—	—	51,492	51,492

Balance, December 31, 2007	26,071	12,265	383	178,274	—	220,920	399,577

Stock options exercised (including tax benefit of $791)	130	60	2	1,295			1,297
Stock-based compensation related to stock options and employee stock purchase plan	—	—	—	3,632			3,632
Issuance of common stock under employee stock purchase plan	55	—	1	617			618
Common stock repurchases		(1,640)			(17,948)		(17,948)
Net income	—	—	—	—	—	28,865	28,865

Balance, December 31, 2008	26,256	10,685	386	183,818	(17,948)	249,785	416,041

Stock options exercised (including tax effect of ($191))	23	4	—	(55)			(55)
Stock-based compensation related to stock options, restricted shares and employee stock purchase plan	—	—	—	3,664			3,664
Vesting of restricted share awards	68		1	(1)			—
Issuance of common stock under employee stock purchase plan	91	—	1	690			691
Net income	—	—	—	—	—	5,884	5,884

Balance, December 31, 2009	26,438	10,689	$388	$188,116	$(17,948)	$255,669	$426,225

The accompanying notes are an integral part of these consolidated financial statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Year Ended December 31,
	2009	2008	2007

Cash flows from operating activities:
Net income	$5,884	$28,865	$51,492
Adjustments to reconcile net income to net cash used in operating activities, net of acquisitions-
Depreciation and amortization	40,698	38,508	35,798
Gain on sale of property and equipment, net	(160)	(276)	(239)
Stock-based compensation expense related to employee stock options and employee stock purchases	3,664	3,632	3,442
Provision (benefit) for deferred income tax expense	(2,980)	9,944	7,516
Excess tax provision (benefits) from stock-based compensation	191	(791)	(2,239)
Change in accounts receivable, net	16,405	(4,821)	25,689
Change in inventories	104,450	30,057	132,357
Change in prepaid expenses and other, net	(281)	(1,670)	429
Change in trade accounts payable	(9,103)	(8,922)	3,003
Change in accrued expenses	(8,473)	(11,467)	1,453

Net cash provided by operating activities	150,295	83,059	258,701

Cash flows from investing activities:
Purchase of investments	—	(355,575)	—
Proceeds from the sale of investments	—	348,000	—
Acquisition of property and equipment	(50,485)	(68,160)	(65,268)
Proceeds from the sale of property and equipment	481	1,487	4,916
Business acquisitions	—	(37,397)	(7,866)
Other	246	602	712

Net cash used in investing activities	(49,758)	(111,043)	(67,506)

Cash flows from financing activities:
(Payments) draws on floor plan notes payable, net	(93,446)	5,864	(172,701)
Proceeds from long-term debt	50,417	46,728	43,211
Payments on long-term debt	(50,591)	(43,344)	(37,890)
Payments on capital lease obligations	(4,693)	(5,672)	(3,344)
Issuance of shares relating to employee stock options and employee stock purchase plan	827	1,124	2,796
Excess tax (provision) benefits from stock-based compensation	(191)	791	2,239
Purchase of treasury stock	—	(17,948)	—
Debt issuance costs	(176)	(157)	(55)

Net cash used in financing activities	(97,853)	(12,614)	(165,744)

Net increase (decrease) in cash and cash equivalents	2,684	(40,598)	25,451

Cash and cash equivalents, beginning of year	146,411	187,009	161,558

Cash and cash equivalents, end of year	$149,095	$146,411	$187,009

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$14,298	$16,605	$23,690

Income taxes, net of refunds	$2,392	$6,387	$18,716

Noncash investing and financing activities:
Assets acquired under capital leases	$24,317	$2,949	$3,511

Note payable related to acquisition	—	—	$1,500

The accompanying notes are an integral part of these consolidated financial statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. ORGANIZATION AND OPERATIONS:
Rush Enterprises, Inc. (the “Company”) was incorporated in 1965 under the laws of the State of Texas. The Company operates a Truck segment and a Construction Equipment segment. The Truck segment operates a regional network of Rush Truck Centers. Rush Truck Centers primarily sell commercial vehicles manufactured by Peterbilt, International, GMC, Hino, UD, Ford, Isuzu or Blue Bird. Through its strategically located network of Rush Truck Centers, the Company provides one-stop service for the needs of its customers, including retail sales of new and used commercial vehicles, aftermarket parts sales, service and repair facilities, financing, leasing and rental, and Insurance products. The Company’s truck centers are located in areas on or near major highways in Alabama, Arizona, California, Colorado, Florida, Georgia, New Mexico, North Carolina, Oklahoma, Tennessee and Texas. The Construction Equipment segment, formed in 1997, operates two John Deere equipment centers in Southeast Texas. Construction equipment dealership operations include the retail sale of new and used construction equipment, aftermarket parts and service facilities, equipment rentals and the financing of new and used equipment. See Note 21 of the Notes to Consolidated Financial Statements for segment information.
On September 20, 2007, the Company’s shareholders approved an amendment to our Restated Articles of Incorporation increasing the total number of authorized shares of Class A common stock from 40,000,000 to 60,000,000 and total number of authorized shares of Class B common stock from 10,000,000 to 20,000,000. On the same date, our Board of Directors declared a 3-for-2 stock split of the Class A common stock and Class B common stock, to be effected in the form of a stock dividend. On October 10, 2007, Rush Enterprises, Inc. distributed one additional share of stock for every two shares of Class A common stock and Class B common stock held by shareholders of record as of October 1, 2007. All share and per share data (except par value) in this Form 10-K have been adjusted and restated to reflect the stock dividend as if it occurred on the first day of the earliest period presented.
The Company has reviewed and evaluated events and transactions which have occurred subsequent to December 31, 2009 through March 12, 2010, the date of issuance of these financial statements.
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
Property and Equipment
Property and equipment are stated at cost and depreciated over their estimated useful lives. Leasehold improvements are amortized over the useful life of the improvement, or the term of the lease, whichever is shorter. Provision for depreciation of property and equipment is calculated primarily on a straight-line basis. The Company capitalizes interest on borrowings during the active construction period of major capital projects. Capitalized interest, when incurred, is added to the cost of underlying assets and is amortized over the estimated useful life of such assets. The Company capitalized interest of $0.2 million related to major capital projects during 2009. The cost, accumulated depreciation and amortization and estimated useful lives are summarized as follows (in thousands):

			Estimated Life
	2009	2008	(Years)

Land	$45,432	$44,523	—
Buildings and improvements	93,755	86,862	31 - 39
Leasehold improvements	20,584	18,330	2 - 39
Machinery and shop equipment	28,057	27,851	5 - 20
Furniture, fixtures and computers	26,171	26,541	3 - 15
Transportation equipment	30,735	30,670	2 - 15
Lease and rental vehicles	207,820	189,107	2 - 8
Construction in progress	46,082	32,860
Accumulated depreciation and amortization	(143,887)	(124,597)

Total	$354,749	$332,147

As of December 31, 2009, the Company had $33.0 million in lease and rental vehicles under various capital leases included in property and equipment, net of accumulated depreciation of $9.0 million. The Company recorded depreciation expense of $36.1 million and amortization expense of $4.6 million for the year ended December 31, 2009, and depreciation expense of $36.0 million and amortization expense of $2.5 million for the year ended December 31, 2008. Depreciation and amortization of vehicles related to lease and rental operations is included in lease and rental cost of products sold.
Goodwill
Goodwill is the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations accounted for under the purchase method. The Company does not amortize goodwill, but tests goodwill for impairment annually in the fourth quarter, or when indications of potential impairment exist. These indicators would include a significant change in operating performance, or a planned sale or disposition of a significant portion of the business, among other factors. The Company tests for goodwill impairment utilizing a fair value approach at the reporting unit level. A reporting unit is an operating segment, for which discrete financial information is prepared and regularly reviewed by segment management. The Company has deemed its reporting units to be its operating segments, the Truck Segment and the Equipment Segment, which is the level at which segment management regularly reviews operating results and makes resource allocation decisions.

The impairment test for goodwill involves comparing the fair value of a reporting unit to its carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, a second step is required to measure the goodwill impairment loss. The second step includes hypothetically valuing all the tangible and intangible assets of the reporting unit as if the reporting unit had been acquired in a business combination. Then, the implied fair value of the reporting unit’s goodwill is compared to the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of the goodwill, the Company would recognize an impairment loss in an amount equal to the excess, not to exceed the carrying amount. The Company determines the fair values calculated in an impairment test using the discounted cash flow method, which requires assumptions and estimates regarding future revenue, expenses and cash flow projections. The analysis is based upon available information regarding expected future cash flows of each reporting unit discounted at rates consistent with the cost of capital specific to the reporting unit.
An interim evaluation of goodwill was required during the second quarter of 2009 due to General Motors’ decision to terminate production of medium-duty GMC trucks, which resulted in the winding-down of the Company’s medium-duty GMC truck franchises. The goodwill allocation was based on the relative fair values of the medium-duty GMC truck franchises and the portion of the Company’s Truck Segment remaining. The Company’s Truck Segment recorded a non-cash charge of $0.8 million related to the impairment of the goodwill of its medium-duty GMC truck franchises. See Note 19 for further discussion of the wind-down of the Company’s medium-duty GMC truck franchise agreements.
Goodwill was tested for impairment during the fourth quarter of 2009 and no impairment write down was required. However, the Company cannot predict the occurrence of certain events that might adversely affect the reported value of goodwill in the future. Such events may include, but are not limited to, strategic decisions made in response to economic and competitive conditions or another significant decrease in general economic conditions in the United States.
Goodwill related to acquisitions was approximately $140.8 million as of December 31, 2009 and $141.9 million as of December 31, 2008. Goodwill decreased $1.1 million in 2009 and increased $21.4 million in 2008.
Income Taxes
Significant management judgment is required to determine the provisions for income taxes and to determine whether deferred tax assets will be realized in full or in part. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. When it is more likely than not that all or some portion of specific deferred income tax assets will not be realized, a valuation allowance must be established for the amount of deferred income tax assets that are determined not to be realizable. Accordingly, the facts and financial circumstances impacting state deferred income tax assets are reviewed quarterly and management’s judgment is applied to determine the amount of valuation allowance required, if any, in any given period.
In determining our provision for income taxes, the Company uses an annual effective income tax rate based on annual income, permanent differences between book and tax income, and statutory income tax rates. The effective income tax rate also reflects our assessment of the ultimate outcome of tax audits. The Company adjusts its annual effective income tax rate as additional information on outcomes or events becomes available. Discrete events such as audit settlements or changes in tax laws are recognized in the period in which they occur.

The Company’s income tax returns, like those of most companies, are periodically audited by U.S. federal, state and local tax authorities. These audits include questions regarding the Company’s tax filing positions, including the timing and amount of deductions. At any one time, multiple tax years are subject to audit by the various tax authorities. In evaluating the tax benefits associated with the Company’s various tax filing positions, it records a tax benefit for uncertain tax positions. A number of years may elapse before a particular matter, for which the Company has established a liability, is audited and effectively settled. The Company adjusts its liability for unrecognized tax benefits in the period in which it determines the issue is effectively settled with the tax authorities, the statute of limitations expires for the relevant taxing authority to examine the tax position, or when more information becomes available. The Company includes its liability for unrecognized tax benefits, including accrued interest, in accrued liabilities on the Company’s Consolidated Balance Sheet and in income tax expense in the Company’s Consolidated Statement of Income.
Additionally, despite the Company’s belief that its tax return positions are consistent with applicable tax law, management believes that certain positions may be challenged by taxing authorities. Settlement of any challenge can result in no change, a complete disallowance, or some partial adjustment reached through negotiations.
Effective January 1, 2007, the Company adopted ASC topic 740-10, “Income Taxes.” ASC topic 740-10 clarified the accounting for uncertainty in income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. ASC topic 740-10 provides guidance regarding the recognition, measurement, presentation and disclosure in the financial statements of tax positions taken or expected to be taken on a tax return. ASC topic 740-10 requires that only income tax benefits that meet the “more likely than not” recognition threshold be recognized or continue to be recognized on its effective date. The Company’s income tax expense includes the impact of reserve provisions and changes to reserves that it considers appropriate, as well as related interest. Unfavorable settlement of any particular issue would require use of the Company’s cash and a charge to income tax expense. Favorable resolution would be recognized as a reduction to income tax expense at the time of resolution.
Revenue Recognition Policies
Income on the sale of a vehicle or a piece of construction equipment (each a “unit”) is recognized when the seller and customer execute a purchase contract, delivery has occurred and there are no significant uncertainties related to financing or collectibility. Finance income related to the sale of a unit is recognized over the period of the respective finance contract, based on the effective interest rate method, if the finance contract is retained by the Company. During 2009, 2008 and 2007, no finance contracts were retained for any significant length of time by the Company but were generally sold, with limited recourse, to certain finance companies concurrent with the sale of the related unit. Gain or loss is recognized by the Company upon the sale of such finance contracts to the finance companies, net of a provision for estimated repossession losses and early repayment penalties. Lease and rental income is recognized over the period of the related lease or rental agreement. Parts and services revenue is earned at the time the Company sells the parts to its customers or at the time the Company completes the service work order related to service provided to the customer’s unit. Payments received on prepaid maintenance plans are deferred as a component of accrued expenses and recognized as income when the maintenance is performed.
Cost of Sales
For the Company’s new and used commercial vehicle and construction equipment operations and its parts operations, cost of sales consists primarily of the Company’s actual purchase price, less manufacturer’s incentives, for new and used commercial vehicles and construction equipment and parts. The Company is subject to a chargeback of manufacturer incentives for commercial vehicles that are not sold to the customer for which they were ordered. The Company records a liability for a potential chargeback of manufacturer incentives in its financial statements. For the Company’s service and body shop operations, technician labor cost is the primary component of cost of sales. For the Company’s rental and leasing operations, cost of sales consists primarily of depreciation and amortization, rent, and interest expense on the lease and rental fleet owned and leased by the Company, and the maintenance cost of the lease and rental fleet. There are no costs of sales associated with the Company’s finance and insurance revenue or other revenue.

Taxes Assessed by a Governmental Authority
The Company accounts sales taxes assessed by a governmental authority, that are directly imposed on a revenue-producing transaction on a net (excluded from revenues) basis.
Selling, General and Administrative Expenses
Selling, general and administrative expenses consist primarily of incentive-based compensation for sales, finance and general management personnel, salaries for administrative personnel and expenses for rent, marketing, insurance, utilities, shipping and handling costs and other general operating purposes.
Stock Based Compensation
The Company applies the provisions of ASC topic 718-10, “Compensation — Stock Compensation,” which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including grants of employee stock options and restricted stock and employee stock purchases under the Employee Stock Purchase Plan based on estimated fair values.
The Company uses the Black-Scholes option-pricing model to estimate the fair value of share-based payment awards on the date of grant. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Consolidated Statement of Income.
Stock-based compensation expense recognized is based on the fair value of the portion of share-based payment awards that is ultimately expected to vest during the period. Compensation expense for all share-based payment awards is recognized using the straight-line single-option method. As stock-based compensation expense recognized in the Consolidated Statements of Income is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.
The Company uses the Black-Scholes option-pricing model. The Company’s determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the Company’s expected stock price volatility over the term of the awards, and actual and projected stock option exercise behaviors. Option-pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. Because the Company’s stock options have certain characteristics that are significantly different from traded options, and because changes in the subjective assumptions can materially affect the estimated value, in management’s opinion, the existing valuation models may not provide an accurate measure of the fair value of the Company’s stock options. Although the fair value of stock options is determined in accordance with ASC topic 718-10 using an option-pricing model, that value may not be indicative of the fair value observed in a market transaction between a willing buyer and a willing seller.

The following table reflects the weighted-average fair value of stock options granted during each period using the Black-Scholes option valuation model with the following weighted-average assumptions used:

	2009	2008	2007
Expected stock volatility	46.3%	35.7% - 36.7%	36.7% - 38.9%
Weighted-average stock volatility	46.3%	36.7%	38.8%
Expected dividend yield	0.0%	0.0%	0.0%
Risk-free interest rate	1.87%	2.41%	4.66%
Expected life (years)	5.0	5.0	5.0
Weighted-average fair value of stock options granted	$3.25	$5.62	$5.66
The Company computes its historical stock price volatility in accordance with ASC topic 718-10. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The dividend yield assumption is based on the Company’s history and expectation of dividend payouts. The expected life of stock options represents the weighted-average period the stock options are expected to remain outstanding.
Advertising Costs
Advertising costs are expensed as incurred. Advertising and marketing expense related to operations was $2.1 million for 2009, $3.6 million for 2008 and $4.2 million for 2007. Advertising and marketing expense is included in selling, general and administrative expense.
Accounting for Internal Use Software
The Company’s accounting policy with respect to accounting for computer software developed or obtained for internal use is consistent with ASC topic 350-40 which provides guidance on accounting for the costs of computer software developed or obtained for internal use and identifies characteristics of internal-use software. The Company has capitalized software costs of approximately $28.4 million at December 31, 2009, and $20.9 million at December 31, 2008.
New Accounting Pronouncements
On January 21, 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-06. ASU 2010-06 amends ASC 820, “Fair Value Measurements,” and adds new requirements for disclosures about transfers into and out of Levels 1 and 2 in the fair value hierarchy and additional disclosures about purchases, sales, issuances and settlements relating to Level 3 fair value measurements. Additionally, it clarifies existing fair value disclosures about the level of disaggregation about inputs and valuation techniques used to measure fair value. ASU 2010-06 is generally effective for the first reporting period beginning after December 15, 2009. The Company does not expect the adoption of ASU 2010-06 to have a significant impact on its consolidated results of operations and financial position.

3. SUPPLIER AND CUSTOMER CONCENTRATION:
Major Suppliers and Dealership Agreements
The Company has entered into dealership agreements with various manufacturers of vehicles and construction equipment (“Manufacturers”). These agreements are nonexclusive agreements that allow the Company to stock, sell at retail and service commercial vehicles, equipment and products of the Manufacturers in the Company’s defined market. The agreements allow the Company to use the Manufacturers’ names, trade symbols and intellectual property and expire as follows:

Distributor	Expiration Dates
Peterbilt	March 2010 through October 2012
International	May 2013
Volvo	August 2010
GMC	October 2010
Isuzu	Indefinite
Hino	Indefinite
UD	Indefinite
Ford	Indefinite
Blue Bird	August 2013
John Deere	Indefinite
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
The Company purchases its new Peterbilt vehicles and most of its parts from PACCAR, the maker of Peterbilt trucks and parts, at prevailing prices charged to all franchised dealers. Sales of new Peterbilt trucks accounted for approximately 80.5% of the Company’s new vehicle sales for the year ended December 31, 2009, and 83.4% of the Company’s new vehicle sales for the year ended December 31, 2008.
The Company purchases most of its new construction equipment and parts from John Deere at prevailing prices charged to all franchised dealers. Sales of new John Deere equipment accounted for approximately 93.0% of the Company’s new equipment sales for the year ended December 31, 2009, and 86.6% of the Company’s new equipment sales for the year ended December 31, 2008.
Primary Lenders
The Company purchases its new and used commercial vehicle and construction equipment inventories with the assistance of floor plan financing programs offered by various financial institutions. Additional floor plan financing is provided by John Deere pursuant to floor plan financing programs and the Company’s construction equipment dealership agreement. The Company’s floor plan financing agreements provide that the occurrence of certain events will be considered events of default. There were no known events of default as of December 31, 2009. In the event that the Company’s floor plan financing becomes insufficient, or its relationship with any of its current primary lenders terminates, the Company would need to obtain similar financing from other sources. Management believes it can obtain additional floor plan financing or alternative financing if necessary.
The Company’s long-term real estate debt agreements require the Company to satisfy various financial ratios such as the debt to worth ratio and the fixed charge coverage ratio. The Company’s floor plan financing agreement with GE Capital does not contain financial covenants. On December 31, 2009, the Company was in compliance with all debt covenants. The Company does not anticipate any breach of the covenants in the foreseeable future.
Concentrations of Credit Risks
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. The Company places its cash and cash equivalents with what it considers to be quality financial institutions. As of December 31, 2009, the Company had deposits in excess of federal insurance protection totaling approximately $54.9 million.
The Company controls credit risk through credit approvals and by selling a majority of its trade receivables without recourse. Concentrations of credit risk with respect to trade receivables are reduced because a large number of geographically diverse customers make up the Company’s customer base, thus spreading the trade credit risk. A majority of the Company’s business, however, is concentrated in the United States commercial vehicle and construction equipment markets and related aftermarkets.

The Company generally sells finance contracts it enters into with customers to finance the purchase of commercial vehicles or construction equipment to third parties. These finance contracts are sold both with and without recourse. A majority of the Company’s finance contracts are sold without recourse. The Company provides an allowance for doubtful receivables and a reserve for repossession losses related to finance contracts sold. Historically, the Company’s allowance and reserve have covered losses inherent in these receivables.
4. ACCOUNTS RECEIVABLE:
The Company’s accounts receivable, net, consisted of the following (in thousands):

	December 31,
	2009	2008

Trade accounts receivable from sale of vehicles and construction equipment	$14,419	$25,187
Other trade receivables	10,073	10,390
Warranty claims	5,505	8,091
Other accounts receivable	9,629	12,117
Less allowance for bad debt and warranty receivable	(757)	(511)

Total	$38,869	$55,274

5. INVENTORIES:
The Company’s inventories consisted of the following (in thousands):

	December 31,
	2009	2008

New commercial vehicles	$147,213	$233,712
Used commercial vehicles	24,918	23,081
New construction equipment	17,911	17,854
Used construction equipment	26	321
Parts and accessories	81,836	87,883
Other	4,413	5,182
Less allowance	(6,362)	(5,799)

Total	$269,955	$362,234

6. VALUATION ACCOUNTS:
Valuation and allowance accounts include the following (in thousands):

	Balance	Net Charged			Balance
	Beginning	to Costs and		Net Write-	End
	of Year	Expenses	Acquisitions	Offs	of Year

2009
Reserve for warranty receivable and accounts receivable	$511	$1,047		$(801)	$757
Reserve for parts inventory	1,613	1,638		(1,295)	1,956
Reserve for equipment inventory	723	900		(126)	1,497
Reserve for commercial vehicle inventory	3,463	13,277		(13,831)	2,909

2008
Reserve for warranty receivable and accounts receivable	$327	$469		$(285)	$511
Reserve for parts inventory	1,603	933	$315	(1,238)	1,613
Reserve for equipment inventory	328	911		(516)	723
Reserve for commercial vehicle inventory	3,138	15,413		(15,088)	3,463

2007
Reserve for warranty receivable and accounts receivable	$526	$170		$(369)	$327
Reserve for parts inventory	2,025	894	$232	(1,548)	1,603
Reserve for equipment inventory	408	(31)		(49)	328
Reserve for commercial vehicle inventory	1,014	8,953		(6,829)	3,138
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
The valuation for new and used commercial vehicle and equipment inventory is based on specific identification. A detail of new and used commercial vehicle and equipment inventory is reviewed and, if necessary, adjustments to the value of specific units are made on a quarterly basis.

7. FLOOR PLAN NOTES PAYABLE AND LINES OF CREDIT:
Floor Plan Notes Payable
Floor plan notes are financing agreements to facilitate the Company’s purchase of new and used commercial vehicles and construction equipment. These notes are collateralized by the inventory purchased and accounts receivable arising from the sale thereof. The Company’s floor plan notes have interest rates benchmarked to the prime rate or LIBOR, as defined in the agreements. The interest rates applicable to these agreements ranged from approximately 1.48% to a maximum rate of 4.75% as of December 31, 2009. The Company’s weighted average interest rate for floor plan notes payable was 1.28% for the year ended December 31, 2009, and 3.03% for the year ended December 31, 2008. Amounts borrowed under these agreements are due when the related commercial vehicle or construction equipment inventory (collateral) is sold and the sales proceeds are collected by the Company, or in the case of construction equipment rentals, when the carrying value of the equipment is reduced. These agreements may be modified, suspended or terminated by the lender as described in Note 3.
The Company finances substantially all of the purchase price of its new commercial vehicle inventory, and the loan value of its used commercial vehicle inventory under a floor plan financing agreement with GE Capital, under which GE Capital pays the manufacturer directly with respect to new commercial vehicles. On December 31, 2009, the Company had approximately $173.0 million outstanding under its floor plan financing agreement with GE Capital.
The Company’s floor plan agreement with Chase is based on the book value of the Company’s construction equipment inventory. As of December 31, 2009, the aggregate amount of borrowing capacity with this lender was $20.0 million, with approximately $15.2 million outstanding. Additional amounts are available for construction equipment inventory purchases under the Company’s John Deere dealership agreement. At December 31, 2009, approximately $1.1 million was outstanding pursuant to the John Deere dealership agreement.
Assets pledged as collateral as of December 31, 2009 and 2008 were as follows (in thousands):

	December 31,
	2009	2008

Inventories, new and used vehicles and construction equipment at cost based on specific identification, net of allowance	$185,046	$270,630
Vehicle and construction equipment sale related accounts receivable	14,419	25,185

Total	$199,465	$295,815

Floor plan notes payable related to vehicle and construction equipment	$189,256	$282,702

Lines of Credit
The Company has a secured line of credit that provides for a maximum borrowing of $8.0 million. There were no advances outstanding under this secured line of credit at December 31, 2009; however, $6.1 million was pledged to secure various letters of credit related to self-insurance products, leaving $1.9 million available for future borrowings as of December 31, 2009.
8. LONG-TERM DEBT:
Long-term debt was comprised of the following (in thousands):

	December 31,
	2009	2008

Variable interest rate term notes	$44,543	$18,171
Fixed interest rate term notes	164,959	191,505

Total debt	209,502	209,676

Less- current maturities	(55,545)	(37,665)

Total	$153,957	$172,011

As of December 31, 2009, debt maturities were as follows (in thousands):

2010	$55,545
2011	50,717
2012	33,622
2013	36,876
2014	25,078
Thereafter	7,664

Total	$209,502

The interest rates on the Company’s variable interest rate notes are based on LIBOR. The interest rates on the notes range from approximately 1.50% to 3.25% on December 31, 2009. Payments on the notes range from $9,722 to $59,027 per month, plus interest. Maturities of these notes range from March 2010 to December 2014.
The Company’s fixed interest rate notes are with financial institutions and had interest rates that ranged from approximately 3.66% to 8.50% on December 31, 2009. Payments on the notes range from $228 to $76,196 per month, plus interest. Maturities of these notes range from January 2010, to May 2019.
The proceeds from the issuance of the notes were used primarily to acquire land, buildings and improvements, transportation equipment and leasing vehicles. The notes are secured by the assets acquired with the proceeds of such notes.
The Company’s long-term real estate debt agreements require the Company to satisfy various financial ratios such as the debt to worth ratio and the fixed charge coverage ratio. The Company’s floor plan financing agreement with GE Capital does not contain financial covenants. At December 31, 2009, the Company was in compliance with all debt covenants. The Company does not anticipate any breach of the covenants in the foreseeable future.
9. FAIR VALUE OF FINANCIAL INSTRUMENTS:
Certain methods and assumptions were used by the Company in estimating the fair value of financial instruments at December 31, 2009. The carrying value of current assets and current liabilities approximates the fair value due to the short maturity of these items.
The fair value of the Company’s long-term debt is based on secondary market indicators. Since the Company’s debt is not quoted, estimates are based on each obligation’s characteristics, including remaining maturities, interest rate, credit rating, collateral, amortization schedule and liquidity. The carrying amount approximates fair value.
10. DEFINED CONTRIBUTION PLAN:
The Company has a defined contribution plan (the “Rush 401K Plan”), which is available to all Company employees and the employees of certain affiliates. Each employee who has completed 90 days of continuous service is entitled to enter the Rush 401K Plan on the first day of the following month. Participating employees may contribute from 1% to 50% of total gross compensation. However, certain higher paid employees are limited to a maximum contribution of 15% of total gross compensation. For the first 10% of an employee’s contribution, the Company, at its discretion, may contribute an amount equal to 25% of the employees’ contributions for those employees with less than five years of service and an amount equal to 50% of the employees’ contributions for those employees with more than five years of service. In March 2009, the Company discontinued its matching contributions to the Rush 401K plan. The Company incurred expenses related to the Rush 401K Plan of approximately $0.6 million during the year ended December 31, 2009, $3.4 million during the year ended December 31, 2008, and $3.6 million during the year ended December 31, 2007.
The Company currently does not provide any postretirement benefits nor does it provide any post employment benefits.

11. LEASING ACTIVITIES:
Vehicle Leases as Lessee
The Company leases vehicles, as lessee, primarily over periods ranging from one to ten years under operating lease and capital lease arrangements. Generally, the Company is required to incur all operating costs and pay a minimum rental. The Company guarantees the residual value of vehicles under operating lease and capital lease arrangements. At December 31, 2009, the Company guaranteed vehicle residual values of $5.5 million under operating lease arrangements and $13.3 million under capital lease arrangements. Historically, the Company purchases these vehicles at the end of the lease term and recognizes a gain on the subsequent sale of the vehicle. The residual values are not reflected in the future minimum lease payments for operating leases. Vehicle lease expenses were approximately $3.8 million for the year ended December 31, 2009, $4.4 million for the year ended December 31, 2008, and $4.8 million for the year ended December 31, 2007.
As discussed below, these vehicles are then subleased by the Company to customers under various agreements. Future minimum sublease rentals to be received by the Company under non-cancelable subleases, as described below, are $47.4 million.
Future minimum lease payments under capital and non-cancelable vehicle leases as of December 31, 2009, are as follows (in thousands):

	Capital	Operating
	Leases	Leases
2010	$7,296	$3,015
2011	7,298	2,627
2012	7,653	2,184
2013	5,046	1,442
2014	6,125	663
Thereafter	5,227	236

Total minimum lease payments	$38,645	$10,167

Less amount representing interest	(4,201)

Present value of net minimum capital lease payments	34,444
Less current portion	(5,730)

Obligations under capital leases less current portion	$28,714

Customer Vehicle Leases as Lessor
The Company leases both owned and leased trucks to customers primarily over periods of one to ten years under operating lease arrangements. These leases require a minimum rental payment and a contingent rental payment based on mileage. Rental income during the year ended December 31, 2009, consisted of minimum rental payments of approximately $47.2 million and contingent rental payments of $6.3 million. Rental income during the year ended December 31, 2008, consisted of minimum rental payments of approximately $41.9 million and contingent rental payments of $6.9 million. Rental income during the year ended December 31, 2007, consisted of minimum rental payments of approximately $34.2 million and contingent rentals payments of approximately $5.4 million. Minimum lease payments to be received for non-cancelable leases and subleases in effect at December 31, 2009, are as follows (in thousands):

2010	$39,518
2011	33,213
2012	26,161
2013	17,364
2014	8,761
Thereafter	4,593

Total	$129,610

As of December 31, 2009, the Company had $142.4 million of lease vehicles included in property and equipment, net of accumulated depreciation of $65.4 million. As of December 31, 2008, the Company had $133.6 million of lease vehicles included in property and equipment, net of accumulated depreciation of $55.5 million.
Other Leases — Land and Buildings
The Company leases various assets under operating leases with expiration dates ranging from May 2010, through November 2027. Monthly rental payments range from approximately $1,289 per month to $36,926 per month. Rental expense was $4.2 million for the year ended December 31, 2009, $4.8 million for the year ended December 31, 2008, and $4.3 million for the year ended December 31, 2007. Future minimum lease payments under non-cancelable leases at December 31, 2009, are as follows (in thousands):

2010	$3,863
2011	3,138
2012	1,864
2013	1,579
2014	1,455
Thereafter	7,990

Total	$19,889

12. STOCK OPTIONS AND INCENTIVE PLANS:
Employee Stock Purchase Plan
The Company has an Employee Stock Purchase Plan that allows eligible employees to contribute up to 10% of their base earnings toward the semi-annual purchase of the Company’s Class A common stock. The employee’s purchase price is 85% of the lesser of the closing price of the Class A common stock on the first business day or the last business day of the semi-annual offering period, as reported by The NASDAQ Global Select MarketSM. Employees may purchase shares having a fair market value of up to $25,000 (measured as of the first day of each semi-annual offering period) for each calendar year. Under the Employee Stock Purchase Plan, there are approximately 560,000 shares remaining of the 900,000 shares of the Company’s Class A common stock that have been reserved for issuance. The Company issued 91,355 shares under the Employee Stock Purchase Plan during the year ended December 31, 2009 and 54,532 shares during the year ended December 31, 2008. Of the 2,465 employees eligible to participate, 270 were participants in the plan as of December 31, 2009.
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

The Director Plan is designed to attract and retain highly qualified non-employee directors. Historically, each non-employee director received options to purchase 20,000 shares of the Company’s Class A common stock upon their respective date of appointment and each year on the date that they are elected or reelected by the shareholders to serve on the Board of Directors. Each option has a ten year term from the grant date and vested immediately. The Company changed this practice in 2008. Each non-employee director received a grant of 8,756 shares of the Company’s Class A common stock in 2009 and 7,566 shares of the Company’s Class A common stock in 2008, on the date that they were reelected by the shareholders to serve on the Board of Directors. Under the Director Plan, there are approximately 1,336,000 shares remaining for issuance of the 1,500,000 shares of the Company’s Class A common stock that have been reserved for issuance. The Company granted 43,780 shares of Class A common stock under the Director Plan during the year ended December 31, 2009 and 30,264 shares of Class A common stock under the Director Plan during the year ended December 31, 2008.
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
The aggregate number of shares of common stock subject to stock options or SARs that may be granted to any one participant in any year under the 2007 Incentive Plan is 100,000 shares of Class A common stock or 100,000 shares of Class B common stock. Each option has a ten year term from the grant date and vests in three equal annual installments beginning on the third anniversary of the grant date. The Company has 2,550,000 shares of Class A common stock and 450,000 shares of Class B common stock reserved for issuance upon exercise of any awards granted under the Company’s 2007 Incentive Plan. As of December 31, 2009, there remains approximately 1,347,000 shares of Class A common stock and 450,000 shares of Class B common stock available for issuance upon exercise of any awards granted under the Company’s 2007 Incentive Plan. During the year ended December 31, 2009, the Company granted 617,430 options to purchase Class A common stock and 100,775 restricted Class A common stock awards under the 2007 Incentive Plan. During the year ended December 31, 2008, the Company granted 396,865 options and 73,190 restricted stock awards under the 2007 Incentive Plan.
Valuation and Expense Information
Stock-based compensation expense related to stock options, restricted stock awards and employee stock purchases was $3.7 million, $3.6 million, and $3.4 million for the years ended December 31, 2009, 2008 and 2007, respectively.
Cash received from options exercised and shares purchased under all share-based payment arrangements was $0.8 million for the year ended December 31, 2009, $1.1 million for the year ended December 31, 2008, and $2.8 million for the year ended December 31, 2007.

A summary of the Company’s stock option activity and related information for the year ended December 31, 2009, follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Life (in Years)	Value

Balance of Outstanding Options at January 1, 2009	2,792,970	$11.04
Granted	617,430	7.67
Exercised	(27,061)	4.97
Forfeited	(87,212)	13.24

Balance of Outstanding Options at December 31, 2009	3,296,127	$10.40	6.52	$7,773,830

Vested and exercisable at December 31, 2009	1,320,141	$8.45	4.68	$5,057,933

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the weighted-average of the closing price as of December 31, 2009, of the Company’s Class A common stock and Class B common stock of $11.82. The total intrinsic value of options exercised was $0.2 million during the year ended December 31, 2009, $1.7 million during the year ended December 31, 2008, and $6.1 million during the year ended December 31, 2007.
A summary of the status of the number of shares underlying Company’s non-vested options as of December 31, 2009, and changes during the year ended December 31, 2009, follows:

		Weighted
		Average
	Number of	Grant Date
Non-vested Shares	Shares	Fair Value

Non-vested at January 1, 2009	1,793,602	$5.19
Granted	617,430	3.25
Vested	(392,710)	4.68
Forfeited	(42,336)	4.97

Non-vested at December 31, 2009	1,975,986	$4.69

The total fair value of vested options was $1.8 million during the year ended December 31, 2009, $1.4 million during the year ended December 31, 2008, and $2.0 million during the year ended December 31, 2007.
Stock Awards
The Company granted restricted stock awards to its employees under the 2007 Incentive Plan and unrestricted stock awards to its non-employee directors under the Director Plan during the year ended December 31, 2009. The shares granted to employees vest in three equal installments on the first, second and third anniversary of the grant date and are forfeited in the event the recipient’s employment or relationship with the Company is terminated prior to vesting. The fair value of the restricted stock awards to the Company’s employees is amortized to expense on a straight-line basis over the restricted stock’s vesting period. The shares granted to non-employee directors are expensed on the grant date.

The following table presents a summary of the Company’s stock awards outstanding at December 31, 2009:

		Weighted
		Average
	Number of	Grant Date
Stock Awards	Shares	Fair Value

Outstanding, January 1, 2009	71,760	$15.65
Granted	144,555	8.81
Vested	(67,705)	12.91
Forfeited	—	—

Outstanding, December 31, 2009	148,610	$10.24

The total fair market value of the shares issued upon the vesting of stock awards during the year ended December 31, 2009 was $0.9 million.
As of December 31, 2009, there was $3.9 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Incentive Plan and the 2007 Incentive Plan. That cost is expected to be recognized over a weighted-average period of 2.8 years.
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
As of December 31, 2009, the Company repurchased 1,639,843 shares of Class B common stock at a cost of $17.9 million. The Company is holding the repurchased shares of the common stock as treasury stock and is accounting for the treasury stock pursuant to the cost method. The Company includes treasury stock as a component of stockholders’ equity.

14. EARNINGS PER SHARE:
Basic earnings per share (“EPS”) were computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted EPS differs from basic EPS due to the assumed conversions of potentially dilutive options and restricted shares that were outstanding during the period. The Company’s Class A common stock and Class B common stock have equal claims on earnings of the Company. The following is a reconciliation of the numerators and the denominators of the basic and diluted per share computations for net income.

	2009	2008	2007

Numerator-
Numerator for basic and diluted earnings per share-
Net income available to common shareholders	$5,884,000	$28,865,000	$51,492,000

Denominator-
Denominator for basic earnings per share, weighted average shares	37,065,654	38,088,687	38,059,240

Effect of dilutive securities-
Stock options and restricted shares	530,853	498,263	686,477

Denominator for diluted earnings per share, adjusted weighted average shares and assumed conversions	37,596,507	38,586,950	38,745,717

Basic earnings per common share	$0.16	$0.76	$1.35

Diluted earnings per common share and common share equivalents	$0.16	$0.75	$1.33

Options to purchase shares of common stock that were outstanding for the years ended December 31, 2009, 2008 and 2007 that were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive are as follows:

	2009	2008	2007

Options	1,557,356	545,215	157,500

Total anti-dilutive securities	1,557,356	545,215	157,500

15. INCOME TAXES:
Provision for Income Taxes
The tax provisions (benefits) are summarized as follows (in thousands):

	Year Ended December 31,
	2009	2008	2007

Current provision (benefit)-
Federal	$(688)	$4,468	$20,516
State	889	1,805	2,278

	201	6,273	22,794

Deferred provision (benefit)-
Federal	(2,614)	9,809	8,027
State	(255)	140	(511)

	(2,869)	9,949	7,516

(Benefit) provision for income taxes	$(2,668)	$16,222	$30,310

The following summarizes the components of deferred tax assets and liabilities included in the balance sheet (in thousands):

	December 31,
	2009	2008
Current:
Deferred tax assets:
Inventory	$3,915	$2,210
Accounts receivable	204	139
Capital lease obligations	3,179	1,360
Stock options	770	595
Alternative fuel tax credits	933	—
Accrued liabilities	1,129	1,318
State net operating loss carry forward	600	344
State tax credit	587	584
Other	97	180

Current deferred tax asset	$11,414	$6,730

Non-Current:
Deferred tax assets:
Capital lease obligations	$9,538	$4,079
Stock options	3,079	2,379
Other	—	474

	12,617	6,932
Deferred tax liabilities:
Difference between book and tax basis-
Depreciation	(66,399)	(57,901)
LIFO inventory valuation	(818)	(1,927)

Net non-current tax liability	$(54,600)	$(52,896)

The Company’s various state net operating loss carry forwards expire from 2011 through 2024.

A reconciliation of taxes based on the federal statutory rates and the provisions (benefits) for income taxes are summarized as follows (in thousands):

	Year Ended December 31,
	2009	2008	2007

Income taxes at the federal statutory rate	$1,126	$15,781	$28,631
State income taxes, net of federal benefit	422	1,236	1,148
Tax effect of permanent differences	540	(684)	(143)
Alternative fuel tax credit	(5,304)	—	—
Federal tax settlement	700	—	—
Other, net	(152)	(111)	674

(Benefit) provision for income taxes	$(2,668)	$16,222	$30,310

The Company included accruals for unrecognized income tax benefits totaling $1.8 million as a component of accrued liabilities as of December 31, 2009, and $1.9 million as of December 31, 2008. The unrecognized tax benefits of $1.8 million at December 31, 2009, if recognized, would impact the Company’s effective tax rate. An unfavorable settlement would require a charge to income tax expense and a favorable resolution would be recognized as a reduction to income tax expense. As of December 31, 2009, the Company accrued interest of $135,000 related to unrecognized tax benefits in the current provision for income taxes. No amounts were accrued for penalties.
The Company does not anticipate a significant change in the amount of unrecognized tax benefits in the next 12 months. As of December 31, 2009, the tax years ended December 31, 2008 through 2009 remained subject to audit by federal tax authorities and the tax years ended December 31, 2005 through 2009, remained subject to audit by state tax authorities.
A reconciliation of the change in the unrecognized tax benefits from January 1, 2007, to December 31, 2009, is as follows:

Unrecognized tax benefits at January 1, 2007	$1,430,204
Gross increases — tax positions in prior years	535,224

Unrecognized tax benefits at December 31, 2007	1,965,428
Gross increases — tax positions in current year	426,590
Reductions due to lapse of statute of limitations	(453,334)

Unrecognized tax benefits at December 31, 2008	1,938,684
Gross increases — tax positions in prior year	345,863
Gross increases — tax positions in current year	94,053
Decreases related to settlements with taxing authorities	(344,737)
Reductions due to lapse of statute of limitations	(272,468)

Unrecognized tax benefits at December 31, 2009	$1,761,395

16. COMMITMENTS AND CONTINGENCIES:
The Company is contingently liable to finance companies for certain notes initiated on behalf of such finance companies related to the sale of commercial vehicles and construction equipment. The majority of finance contracts are sold without recourse against the Company. A majority of the Company’s liability related to finance contracts sold with recourse is generally limited to 5% to 20% of the outstanding amount of each note initiated on behalf of the finance company. The Company provides for an allowance for repossession losses and early repayment penalties that it may be liable for under finance contracts sold without recourse.

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
In 2006, the Company signed an agreement with Titan Technology Partners to implement SAP enterprise software and a new SAP dealership management system. The cost of the SAP software and implementation is estimated at approximately $34.0 million, of which $28.4 million was expended at December 31, 2009.
17. ACQUISITIONS:
All of the following acquisitions, unless otherwise noted, were considered business combinations accounted for under ASC topic 805.
In June 2008, the Company acquired certain assets of Capital Bus Sales and Service of Texas, Inc., which included a Blue Bird bus franchise for the majority of Texas. As a result, the Company now sells and provides factory service for Blue Bird buses at most Rush Truck Centers in Texas. The transaction was valued at approximately $5.6 million, with the purchase price paid in cash.
The Capital Bus Sales and Service of Texas, Inc. acquisition was accounted for as a purchase; operations of the business acquired are included in the accompanying consolidated financial statements from the date of the acquisition. Pro forma information is not included because Capital Bus Sales and Service of Texas, Inc.’s results of operations would not have had a material effect on the Company’s financial statements. The purchase price was allocated based on the fair values of the assets at the date of acquisition as follows (in thousands):

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

The operations of Peterbilt Carolina, Inc. are included in the accompanying consolidated financial statements from the date of the acquisition. Pro forma information is not included because Peterbilt Carolina, Inc.’s results of operations would not have had a material effect on the Company’s financial statements. The purchase price was allocated based on the fair values of the assets at the date of acquisition as follows (in thousands):

Cash	$1
Inventories	8,529
Property and equipment	99
Accrued expenses	(626)
Goodwill	5,383

Total	$13,386

All of the goodwill acquired in the Peterbilt Carolina, Inc. acquisition will be amortized over 15 years for tax purposes.
In May 2008, the Company executed agreements to acquire the common stock of Adams International Trucks, Inc., an International heavy- and medium-duty truck dealership in Charlotte, North Carolina. The Company is operating the facility as a full-service Rush Truck Center offering International heavy- and medium-duty trucks, parts and service as well as leasing. The transaction was valued at approximately $20.1 million, with the purchase price paid in cash.
The operations of Adams International Trucks, Inc. are included in the accompanying consolidated financial statements from the date of the acquisition. Pro forma information is not included because Adams International Trucks, Inc.’s results of operations would not have had a material effect on the Company’s financial statements. The purchase price was allocated based on the fair values of the assets at the date of acquisition as follows (in thousands):

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
In addition to the stock and asset purchases described above, the Company purchased the real estate of the North Carolina dealership operations for $6.2 million. The real estate transaction was financed by a financial institution with a $5.0 million note payable.
In August 2007, the Company purchased certain assets of San Luis Truck Service Garage, Inc., which consisted of a parts and service center in San Luis Obispo, California. The Company is operating the facility as a Rush Truck Center offering parts and service. The transaction was valued at approximately $0.8 million, with the purchase price paid in cash.

The San Luis Truck Service Garage, Inc. acquisition was accounted for as a purchase; operations of the business acquired are included in the accompanying consolidated financial statements from the date of the acquisition. Pro forma information is not included because San Luis Truck Service Garage, Inc.’s results of operations would not have had a material effect on the Company’s financial statements. The purchase price was allocated based on the fair values of the assets at the date of acquisition as follows (in thousands):

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
The Allen-Jensen, Inc. acquisition was accounted for as a purchase; operations of the business acquired are included in the accompanying consolidated financial statements from the date of the acquisition. Pro forma information is not included because Allen-Jensen, Inc.’s results of operations would not have had a material effect on the Company’s financial statements. The purchase price was allocated based on the fair values of the assets at the date of acquisition as follows (in thousands):

Inventories	$5,570
Property and equipment	47
Accounts receivable	28
Accrued expenses	(11)
Goodwill	678

Total	$6,312

All of the goodwill acquired in the Allen-Jensen, Inc. acquisition will be amortized over 15 years for tax purposes.
In March 2007, the Company purchased certain assets of Advanced Transportation Insurance Services, Inc., an insurance agency headquartered in Laguna Niguel, California. In connection with this acquisition, the Company also purchased the stock of Advance Premium Finance, Inc., a premium finance company associated with Advanced Transportation Insurance Services, Inc. The total transaction was valued at approximately $2.1 million, with the purchase price financed with cash of $0.6 million and notes payable of $1.5 million. Pro forma information is not included because Advanced Transportation Insurance Services, Inc.’s results of operations would not have had a material effect on the Company’s financial statements. The entire purchase price was allocated to goodwill and $1.6 million of the goodwill will be amortized over 15 years for tax purposes.
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
As of December 31, 2009 and December 31, 2008, the Company held $7.6 million of auction rate securities with underlying tax-exempt municipal bonds with stated maturities of 21 years. These bonds have credit wrap insurance and a credit rating of A by Standard & Poor’s.
The Company believes that the credit quality and fair value of the auction rate securities it holds has not been negatively impacted; therefore, no impairment charges have been recorded as of December 31, 2009. As of December 31, 2009, the Company has valued these investments at fair value, which approximates cost. The Company used observable inputs to determine fair value, including consideration of broker quotes, the overall quality of the underlying municipality, the credit quality of the insurance company, as well as successful subsequent auctions. Accordingly, the Company has considered this fair value to be a Level 2 valuation under ASC topic 820-10, “Fair Value Measurements and Disclosures.” If the credit quality of these investments deteriorates, or adverse developments occur in the bond insurance market, the Company may be required to record an impairment charge on these investments in the future.
As of December 31, 2008, the Company classified its investments in auction rate securities as a current asset as the Company reasonably expected that these assets would be sold or redeemed within a year. The Company believed its auction rate securities would sell within twelve months because, at that time, similar municipal-backed auction rate securities had experienced successful auctions. The Company no longer believes these assets should be classified as current and has classified the auction rate securities to long-term investments as of December 31, 2009.
19. MEDIUM-DUTY GMC TRUCK FRANCHISES:
During the second quarter of 2009, General Motors made the decision to terminate its medium-duty GMC truck production and wind-down the Company’s medium-duty GMC truck franchises, which forced the Company to take a $6.7 million pre-tax asset impairment charge. The impairment charge was offset by $1.8 million in assistance from General Motors. In the second quarter of 2009, this impairment charge resulted in a net charge to cost of sales of $4.0 million, a net charge to SG&A expense of $0.1 million and a charge to amortization expense of $0.8 million. During the third and fourth quarters of 2009, the Company adjusted the estimated impairment charge related to the medium-duty GMC truck and parts inventories, which resulted in a net credit to cost of sales of $1.9 million.

20. UNAUDITED QUARTERLY FINANCIAL DATA:
(In thousands, except per share amounts.)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2009

Revenues	$329,086	$312,128	$302,438	$295,637
Gross Profit	61,700	52,718	57,004	53,669
Operating income (loss)	5,726	(2,451)	1,292	4,748
Income (loss) before income taxes	4,102	(3,958)	(250)	3,322
Net income (loss)	$2,863	$(1,521)	$3,008	$1,534
Earnings (loss) per share:
Basic	$0.08	$(.04)	$0.08	$0.04
Diluted	$0.08	$(.04)	$0.08	$0.04

2008

Revenues	$403,858	$454,718	$413,696	$382,684
Gross Profit	78,179	74,413	76,385	67,735
Operating income	17,408	11,479	14,000	10,030
Income before income taxes	15,481	9,706	12,167	7,733
Net income	$9,675	$6,067	$8,000	$5,123
Earnings per share:
Basic	$0.25	$0.16	$0.21	$0.14
Diluted	$0.25	$0.16	$0.21	$0.14
21. SEGMENTS:
The Company currently has two reportable business segments: the Truck segment and the Construction Equipment segment. The Truck segment operates a network of Rush Truck Centers that provide an integrated one-stop source for the trucking needs of its customers, including retail sales of new and used commercial vehicles; aftermarket parts, service and body shop facilities; and a wide array of financial services, including the financing of new and used commercial vehicle purchases, insurance products and truck leasing and rentals. The truck centers are deemed as a single reporting unit because they have similar economic characteristics. The Company’s chief operating decision maker considers the entire Truck segment, not individual dealerships when making decisions about resources to be allocated to the segment and assess its performance.
The Construction Equipment segment operates two full-service John Deere dealerships that serve the Southeast Texas area. Construction Equipment dealership operations include the retail sale of new and used construction equipment, aftermarket parts and service facilities, equipment rentals, and the financing of new and used construction equipment.
The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on income before income taxes not including extraordinary items.
The Company accounts for intersegment sales and transfers as if the sales or transfers were to third parties, that is, at current market prices. There were no material intersegment sales during the years ended December 31, 2009, 2008 and 2007.

The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately because each business unit requires different technology and marketing strategies. Business units were maintained through expansion and acquisitions. The following table contains summarized information about reportable segment profit or loss and segment assets for the years ended December 31, 2009, 2008 and 2007 (in thousands):

		Construction
	Truck	Equipment	All
	Segment	Segment	Other	Totals
2009
Revenues from external customers	$1,184,400	$38,836	$16,053	$1,239,289
Interest income	54	—	—	54
Interest expense	5,315	404	434	6,153
Depreciation and amortization	15,143	550	747	16,440
Segment income (loss) before income tax	3,962	1,294	(2,040)	3,216
Segment assets	924,703	27,779	24,815	977,297
Goodwill	134,352	4,075	2,409	140,836
Expenditures for segment assets	74,519	205	78	74,802

2008
Revenues from external customers	$1,553,298	$83,763	$17,895	$1,654,956
Interest income	2,636	—	—	2,636
Interest expense	9,359	600	507	10,466
Depreciation and amortization	14,483	605	790	15,878
Segment income before income tax	38,549	6,045	493	45,087
Segment assets	1,000,470	29,570	26,750	1,056,790
Goodwill	135,191	4,075	2,638	141,904
Expenditures for segment assets	70,474	323	312	71,109

2007
Revenues from external customers	$1,914,897	$97,130	$18,752	$2,030,779
Interest income	2,840	—	—	2,840
Interest expense	16,324	860	565	17,749
Depreciation and amortization	13,665	558	712	14,935
Segment income before income tax	71,736	8,527	1,539	81,802
Segment assets	973,434	30,494	27,663	1,031,591
Goodwill	113,869	4,075	2,638	120,582
Expenditures for segment assets	67,165	1,022	592	68,779
Revenues from segments below the quantitative thresholds are attributable to three operating segments of the Company. Those segments include a tire retailing company, an insurance company and a guest ranch operation. None of those segments has ever met any of the quantitative thresholds for determining reportable segments.

Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
There were no changes or disagreements on any matters of accounting principles or financial statement disclosure between the Company and its independent registered public accounting firm during the two most recent fiscal years or any subsequent interim period.

Item 8A.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2009, to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) accumulated and communicated to the Company’s management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2009, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Management’s Report on Internal Control over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s President and Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with generally accepted accounting principles.
As of December 31, 2009, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on the assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2009, based on those criteria.
Ernst & Young LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this annual report on Form 10-K, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. The report, which expresses unqualified opinions on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009, is included in this Item 8A under the heading “Attestation Report of Independent Registered Public Accounting Firm.”

Attestation Report of Independent Registered Public Accounting Firm
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Rush Enterprises, Inc.
We have audited Rush Enterprises, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Rush Enterprises, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Rush Enterprises, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Rush Enterprises, Inc. and subsidiaries as of December 31, 2009, and 2008, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009, of Rush Enterprises, Inc. and subsidiaries and our report dated March 12, 2010, expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
San Antonio, Texas
March 12, 2010

Item 8B.	Other Information
None.
PART III

Item 9.	Directors and Executive Officers of the Registrant
The information called for by Item 9 of Form 10-K is incorporated herein by reference to such information included in the Company’s Proxy Statement for the 2010 Annual Meeting of Shareholders.
Code of Ethics
We maintain a code of ethics applicable to our principal executive officer, principal financial officer, principal accounting officer or controller, and other persons performing similar functions. To view this code of ethics free of charge, please visit our website at www.rushenterprises.com (This website address is not intended to function as a hyperlink, and the information contained in our website is not intended to be a part of this filing). We intend to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of this code of ethics, if any, by posting such information on our website set forth above.

Item 10.	Executive Compensation
The information called for by Item 10 of Form 10-K is incorporated herein by reference to such information included in the Company’s Proxy Statement for the 2010 Annual Meeting of Shareholders.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
The information called for by Item 11 of Form 10-K is incorporated herein by reference to such information included in the Company’s Proxy Statement for the 2010 Annual Meeting of Shareholders.

Item 12.	Certain Relationships and Related Transactions
The information called for by Item 12 of Form 10-K is incorporated herein by reference to such information included in the Company’s Proxy Statement for the 2010 Annual Meeting of Shareholders.

Item 13.	Principal Accountant Fees and Services
The information called for by Item 13 of Form 10-K is incorporated herein by reference to such information included in the Company’s Proxy Statement for the 2010 Annual Meeting of Shareholders.

PART IV

Item 14.	Exhibits and Financial Statement Schedules
(a)(1) Financial Statements
Included in Item 7 of Part II of this annual report on Form 10-K are the following: Report of Independent Registered Public Accounting Firm; Consolidated Balance Sheets as of December 31, 2009, and 2008; Consolidated Statements of Income for the years ended December 31, 2009, 2008, and 2007; Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2009, 2008, and 2007; Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2008, and 2007; and Notes to Consolidated Financial Statements.
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

10.5	+	Rush Enterprises, Inc. Long-Term Incentive Plan, as amended (incorporated herein by reference to Exhibit 4.1 of the Company’s Registration Statement No. 333-117305 on Form S-8 filed July 12, 2004)

10.6	+
Form of Rush Enterprises, Inc. Long-Term Incentive Plan Stock Option Agreement (incorporated herein by reference to Exhibit 10.85 of the Company’s Registration Statement No. 333-03346 on Form S-1 filed April 10, 1996)

10.7	+
Rush Enterprises, Inc. Amended and Restated 1997 Non-Employee Director Stock Option Plan, as amended (incorporated herein by reference to Exhibit 4.3 of the Company’s Registration Statement No. 333-117305 on Form S-8 filed July 12, 2004)

10.8	+
Form of Rush Enterprises, Inc. 1997 Non-Employee Director Stock Option Agreement (incorporated herein by reference to Exhibit 4.4 of the Company’s Registration Statement No. 333-117305 on Form S-8 filed July 12, 2004)

10.9	+
Rush Enterprises, Inc. 2004 Employee Stock Purchase Plan, as amended (incorporated herein by reference to Exhibit 4.1 of the Company’s Registration Statement No. 333-121355 on Form S-8 filed December 17, 2004)

10.10	+	Rush Enterprises, Inc. Amended and Restated 2006 Non-Employee Director Stock Plan (incorporated herein by reference to Appendix A of the Company’s Proxy Statement filed April 9, 2008)

Exhibit
No.		Identification of Exhibit

10.11	+
Form of Rush Enterprises, Inc. 2006 Non-Employee Director Stock Option Agreement (incorporated herein by reference to Exhibit 4.4 of the Company’s Registration Statement No. 333-138556 on Form S-8 filed November 9, 2006)

10.12	+	Rush Enterprises, Inc. 2007 Long-Term Incentive Plan (incorporated herein by reference to Appendix A to the Company’s Proxy Statement filed April 17, 2007)

10.13	+
Form of Rush Enterprises Inc. 2007 Long-Term Incentive Plan Restricted Stock Agreement (incorporated herein by reference to Exhibit 10.13 of the Company’s Form 10-K (File No. 000-20797) for the year ended December 31, 2008)

10.14	+	Form of Rush Enterprises Inc. 2007 Long-Term Incentive Plan Stock Option Agreement (incorporated herein by reference to Exhibit 4.4 of the Company’s Form S-8 (File No. 333-144821) filed July 24, 2007)

10.15
Form of dealer agreement between Peterbilt Motors Company and Rush Truck Centers (incorporated herein by reference to Exhibit 10.18 of the Company’s Form 10-K (File No. 000-20797) for the year ended December 31, 1999)

10.16
Amended Restated Wholesale Security Agreement, dated August 15, 2007, by and among Rush Truck Centers of Alabama, Inc., Rush Truck Centers of Arizona, Inc., Rush Truck Centers of California, Inc., Rush Medium Duty Truck Centers of Colorado, Inc., Rush Truck Centers of Colorado, Inc., Rush Truck Centers of Florida, Inc., Rush Truck Centers of Georgia, Inc., Rush Truck Centers of New Mexico, Inc., Rush Truck Centers of Oklahoma, Inc., Rush Truck Centers of Tennessee, Inc., and Rush Truck Centers of Texas, L.P., Rush GMC Truck Center of El Paso, Inc., Rush GMC Truck Center of Phoenix, Inc., Rush GMC Truck Center of San Diego, Inc., Rush GMC Truck Center of Tucson, Inc. and General Electric Capital Corporation (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 000-20797) filed August 20, 2007)

10.17
First Amendment to Amended and Restated Wholesale Security Agreement, dated October 3, 2007, by and among Rush Truck Centers of Alabama, Inc., Rush Truck Centers of Arizona, Inc., Rush Truck Centers of California, Inc., Rush Medium Duty Truck Centers of Colorado, Inc., Rush Truck Centers of Colorado, Inc., Rush Truck Centers of Florida, Inc., Rush Truck Centers of Georgia, Inc., Rush Truck Centers of New Mexico, Inc., Rush Truck Centers of Oklahoma, Inc., Rush Truck Centers of Tennessee, Inc., and Rush Truck Centers of Texas, L.P., Rush GMC Truck Center of El Paso, Inc., Rush GMC Truck Center of Phoenix, Inc., Rush GMC Truck Center of San Diego, Inc., Rush GMC Truck Center of Tucson, Inc. and General Electric Capital Corporation (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (File No. 000-20797) filed October 3, 2007)

10.18	+	Form of Indemnity Agreement (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 000-20797) filed February 27, 2007)

10.19	+	Rush Enterprises, Inc. Executive Transition Plan (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 000-20797) filed July 25, 2008)

21.1	*	Subsidiaries of the Company

23.1	*	Consent of Ernst & Young LLP

Exhibit
No.		Identification of Exhibit

31.1	*	Certification of President and Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	Certification of Vice President and Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	*++	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	*++	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

+	Management contract or compensatory plan or arrangement.

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

RUSH ENTERPRISES, INC.

By:	/s/ W. M.“RUSTY” RUSH	Date: March 12, 2010

W. M. “Rusty” Rush
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated:

Signature	Capacity	Date

/s/ W. MARVIN RUSH	Chairman of the Board and Director	March 12, 2010

W. Marvin Rush

/s/ W. M. “RUSTY” RUSH	President and Chief Executive Officer,	March 12, 2010

W. M. “Rusty” Rush	Director (Principal Executive Officer)

/s/ STEVEN L. KELLER	Vice President and	March 12, 2010

Steven L. Keller	Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ THOMAS A. AKIN	Director	March 12, 2010

Thomas A. Akin

/s/ RONALD J. KRAUSE	Director	March 12, 2010

Ronald J. Krause

/s/ HAROLD D. MARSHALL	Director	March 12, 2010

Harold D. Marshall

/s/ JAMES C. UNDERWOOD	Director	March 12, 2010

James C. Underwood

/s/ GERALD R. SZCZEPANSKI	Director	March 12, 2010

Gerald R. Szczepanski