Form 10-Q
period 2010-03-31
RUSH ENTERPRISES INC \TX\
filed 2010-05-10
CIK 1012019

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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
Indicated below is the number of shares outstanding of each of the issuer’s classes of common stock, as of May 5, 2010.

Number of
Shares
Title of Class	Outstanding
Class A Common Stock, $.01 Par Value Class B Common Stock, $.01 Par Value	26,592,389 10,692,141

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
RUSH ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2010 AND DECEMBER 31, 2009
(In Thousands, Except Shares)

	March 31,	December 31,
	2010	2009
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$145,840	$149,095
Accounts receivable, net	48,449	38,869
Inventories, net	294,269	269,955
Prepaid expenses and other	3,917	3,650
Deferred income taxes, net	9,687	11,414

Total current assets	502,162	472,983

Investments	7,575	7,575

Property and equipment, net	355,636	354,749

Goodwill, net	140,836	140,836

Other assets, net	1,101	1,154

Total assets	$1,007,310	$977,297

Liabilities and shareholders’ equity
Current liabilities:
Floor plan notes payable	$214,664	$189,256
Current maturities of long-term debt	59,402	55,545
Current maturities of capital lease obligations	5,821	5,730
Trade accounts payable	30,142	22,427
Accrued expenses	39,232	40,843

Total current liabilities	349,261	313,801

Long-term debt, net of current maturities	144,999	153,957
Capital lease obligations, net of current maturities	29,155	28,714
Deferred income taxes, net	53,188	54,600

Shareholders’ equity:
Preferred stock, par value $.01 per share; 1,000,000 shares authorized; 0 shares outstanding in 2010 and 2009	—	—
Common stock, par value $.01 per share; 60,000,000 class A shares and 20,000,000 class B shares authorized; 26,531,316 class A shares and 10,691,589 class B shares outstanding in 2010; and 26,437,848 class A shares and 10,689,375 class B shares outstanding in 2009	389	388
Additional paid-in capital	190,360	188,116
Treasury stock, at cost: 1,639,843 class B shares	(17,948)	(17,948)
Retained earnings	257,906	255,669

Total shareholders’ equity	430,707	426,225

Total liabilities and shareholders’ equity	$1,007,310	$977,297

The accompanying notes are an integral part of these consolidated financial statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2010	2009
Revenues:
New and used commercial vehicle sales	$180,604	$195,988
Parts and service	105,101	109,218
Construction equipment sales	5,623	7,003
Lease and rental	14,032	13,476
Finance and insurance	1,542	1,715
Other	1,494	1,686

Total revenue	308,396	329,086

Cost of products sold:
New and used commercial vehicle sales	166,346	182,827
Parts and service	64,535	66,449
Construction equipment sales	4,882	6,182
Lease and rental	12,250	11,928

Total cost of products sold	248,013	267,386

Gross profit	60,383	61,700

Selling, general and administrative	51,668	52,051

Depreciation and amortization	3,685	3,978

(Loss) gain on sale of assets	(8)	55

Operating income	5,022	5,726

Interest expense, net	1,408	1,624

Income before taxes	3,614	4,102

Provision for income taxes	1,377	1,239

Net income	$2,237	$2,863

Earnings per share:
Earnings per common share — Basic	$.06	$.08

Earnings per common share — Diluted	$.06	$.08

Weighted average shares outstanding:
Basic	37,171	36,991

Diluted	37,745	37,274

The accompanying notes are an integral part of these consolidated financial statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,237	$2,863
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	10,248	10,071
Loss (gain) on sale of property and equipment	8	(55)
Stock-based compensation expense related to employee stock options and employee stock purchases	1,856	1,274
(Benefit) provision for deferred income tax expense	315	(887)
Excess tax benefits from stock-based compensation	(24)	(10)
Change in accounts receivable, net	(9,580)	2,717
Change in inventories	(22,602)	40,152
Change in prepaid expenses and other, net	(267)	909
Change in trade accounts payable	7,715	(6,628)
Change in accrued expenses	(1,587)	(8,579)

Net cash (used in) provided by operating activities	(11,681)	41,827

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(9,921)	(10,953)
Proceeds from the sale of property and equipment	12	61
Change in other assets	11	(1)

Net cash (used in) investing activities	(9,898)	(10,893)

CASH FLOWS FROM FINANCING ACTIVITIES:
Draws (payments) on floor plan notes payable, net	25,408	(36,764)
Proceeds from long-term debt	3,080	2,685
Principal payments on long-term debt	(8,181)	(10,773)
Principal payments on capital lease obligations	(2,372)	(1,248)
Issuance of shares relating to employee stock options and employee stock purchases	365	376
Excess tax benefits from stock-based compensation	24	10
Debt issuance costs	—	(17)

Net cash provided by (used in) financing activities	18,324	(45,731)

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(3,255)	(14,797)

CASH AND CASH EQUIVALENTS, beginning of period	149,095	146,411

CASH AND CASH EQUIVALENTS, end of period	$145,840	$131,614

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$3,194	$3,786

Income taxes, net of refunds	$(61)	$(27)

Noncash investing activities:
Assets acquired under capital leases	$2,904	$4,751

The accompanying notes are an integral part of these consolidated financial statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1 — Principles of Consolidation and Basis of Presentation
The interim consolidated financial statements included herein have been prepared by Rush Enterprises, Inc. and its subsidiaries (collectively referred to as the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). All adjustments have been made to the accompanying interim consolidated financial statements, which, in the opinion of the Company’s management, are necessary for a fair presentation of the Company’s operating results. All adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is recommended that these interim consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. Results of operations for interim periods are not necessarily indicative of results that may be expected for any other interim periods or the full fiscal year.
2 — Goodwill and Other Intangible Assets
Goodwill is the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations accounted for under the purchase method. The Company does not amortize goodwill, but tests goodwill for impairment annually in the fourth quarter, or when indications of potential impairment exist. These indicators would include a significant change in operating performance, or a planned sale or disposition of a significant portion of the business, among other factors. The Company tests for goodwill impairment utilizing a fair value approach at the reporting unit level. A reporting unit is an operating segment, for which discrete financial information is prepared and regularly reviewed by segment management. The Company has deemed its reporting units to be its operating segments, the Truck segment and the Construction Equipment segment, which is the level at which segment management regularly reviews operating results and makes resource allocation decisions.
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
Goodwill is tested for impairment during the fourth quarter of each year and no impairment write down was required in the fourth quarter of 2009. However, the Company cannot predict the occurrence of certain events that might adversely affect the reported value of goodwill in the future. Such events may include, but are not limited to, strategic decisions made in response to economic and competitive conditions or another significant decrease in general economic conditions in the United States.
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

In 2006, the Company signed an agreement with Titan Technology Partners to implement SAP enterprise software and a new SAP dealership management system. The cost of the SAP software and implementation is estimated at approximately $34.0 million, of which $29.8 million was expended at March 31, 2010.
4 — Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended
	March 31, 2010	March 31, 2009
Numerator:
Numerator for basic and diluted earnings per share, net income available to common shareholders	$2,237,000	$2,863,000

Denominator:
Denominator for basic earnings per share, adjusted weighted average shares outstanding	37,170,720	36,991,417
Effect of dilutive securities:
Employee and Director stock options and restricted share awards	573,888	282,434

Denominator for diluted earnings per share, adjusted weighted average shares and assumed conversions	37,744,608	37,273,851

Basic earnings per common share	$.06	$.08

Diluted earnings per common share and common share equivalents	$.06	$.08

Options to purchase shares of common stock that were outstanding for the periods ended March 31, 2010 and 2009 that were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive are as follows:

	March 31, 2010	March 31, 2009

Options	2,184,401	2,068,615

Total anti-dilutive securities	2,184,401	2,068,615

5 — Stock Options and Restricted Stock Awards
Valuation and Expense Information
The Company accounts for stock-based compensation in accordance with Accounting Standards Codification (“ASC”) 718-10, “Compensation — Stock Compensation,” which requires the measurement and recognition of compensation expense for all share-based payment awards made to the Company’s employees and directors including employee stock options, restricted share awards and employee stock purchases related to the Employee Stock Purchase Plan based on estimated fair values. Stock-based compensation expense, calculated using the Black-Scholes option-pricing model and included in Selling, General and Administrative (“SG&A”) expense, was $1.9 million for the three months ended March 31, 2010 and $1.3 million for the three months ended March 31, 2009. As of March 31, 2010, there was $6.9 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Rush Enterprises, Inc. Long-Term Incentive Plan to be recognized over a weighted-average period of 3.4 years.
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
As of March 31, 2010 and March 31, 2009, the Company held $7.6 million of auction rate securities with underlying tax-exempt municipal bonds with stated maturities of 21 years. These bonds have credit wrap insurance and a credit rating of A by Standard & Poor’s.
The Company believes that the credit quality and fair value of the auction rate securities it holds has not been negatively impacted; therefore, no impairment charges have been recorded as of March 31, 2010. As of March 31, 2010, the Company has valued these investments at fair value, which approximates cost. The Company used observable inputs to determine fair value, including consideration of broker quotes, the overall quality of the underlying municipality, the credit quality of the insurance company, as well as successful subsequent auctions. Accordingly, the Company has considered this fair value to be a Level 2 valuation under ASC 820-10, “Fair Value Measurements and Disclosures.” If the credit quality of these investments deteriorates, or adverse developments occur in the bond insurance market, the Company may be required to record an impairment charge on these investments in the future.
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
The Company accounts for intersegment sales and transfers as if the sales or transfers were to third parties, that is, at current market prices. There were no material intersegment sales during the quarters ended March 31, 2010 and 2009.

The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately because each business unit requires different technology and marketing strategies. Business units were maintained through expansion and acquisitions. The following table contains summarized information about reportable segment profit or loss and segment assets for the periods ended March 31, 2010 and 2009 (in thousands):

		Construction
	Truck	Equipment
	Segment	Segment	All Other	Totals

As of and for the three months ended March 31, 2010

Revenues from external customers	$295,758	$9,108	$3,530	$308,396
Segment income (loss) before taxes	3,490	543	(419)	3,614
Segment assets	955,181	26,900	25,229	1,007,310

As of and for the three months ended March 31, 2009

Revenues from external customers	$313,244	$11,595	$4,247	$329,086
Segment income (loss) before taxes	3,713	865	(476)	4,102
Segment assets	945,372	31,094	27,935	1,004,401
Revenues from segments below the quantitative thresholds are attributable to three operating segments of the Company. Those segments include a tire retailing company, an insurance company and a guest ranch operation. None of those segments has ever met any of the quantitative thresholds for determining reportable segments.
8 — Income Taxes
The Company included accruals for unrecognized income tax benefits totaling $1.8 million as a component of accrued liabilities as of March 31, 2010 and December 31, 2009. The unrecognized tax benefits of $1.8 million at March 31, 2010, if recognized, would impact the Company’s effective tax rate. An unfavorable settlement would require a charge to income tax expense and a favorable resolution would be recognized as a reduction to income tax expense. As of March 31, 2010, the Company accrued interest of $135,000 related to unrecognized tax benefits in the current provision for income taxes. No amounts were accrued for penalties.
The Company does not anticipate a significant change in the amount of unrecognized tax benefits in the next 12 months. As of March 31, 2010, the tax years ended December 31, 2008 through 2009 remained subject to audit by federal tax authorities and the tax years ended December 31, 2005 through 2009, remained subject to audit by state tax authorities.
9 — Fair Value of Financial Instruments
Certain methods and assumptions were used by the Company in estimating the fair value of financial instruments at March 31, 2010. The carrying value of current assets and current liabilities approximates the fair value due to the short maturity of these items.
The fair value of the Company’s long-term debt is based on secondary market indicators. Since the Company’s debt is not quoted, estimates are based on each obligation’s characteristics, including remaining maturities, interest rate, credit rating, collateral, amortization schedule and liquidity. The carrying amount approximates fair value.
10 — Recent Accounting Pronouncements
On January 21, 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-06. ASU 2010-06 amends ASC 820, “Fair Value Measurements,” and adds new requirements for disclosures about transfers into and out of Levels 1 and 2 in the fair value hierarchy and additional disclosures about purchases, sales, issuances and settlements relating to Level 3 fair value measurements. Additionally, it clarifies existing fair value disclosures about the level of disaggregation about inputs and valuation techniques used to measure fair value. ASU 2010-06 is generally effective for the first reporting period beginning after December 15, 2009. The adoption of ASU 2010-06 did not have an impact on the Company’s consolidated results of operations and financial position.
The Company adopted the provisions of ASC 855, “Subsequent Events,” during the third quarter of 2009. ASC 855 establishes standards of accounting for and disclosure of transactions and events that occur after the balance sheet date but before the financial statements are issued and requires the disclosure, among other things, of the date through which an entity has evaluated subsequent events. In February 2010, the FASB issued ASU No. 2010-09 which amended ASC 855. This amendment, which was effective upon issuance, removed the requirement for SEC registrants to disclose the date through which such registrants have evaluated subsequent events.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Certain statements contained in this Form 10-Q (or otherwise made by the Company or on the Company’s behalf from time to time in other reports, filings with the Securities and Exchange Commission, news releases, conferences, website postings or otherwise) that are not statements of historical fact constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended(the “Exchange Act”), notwithstanding that such statements are not specifically identified. Forward-looking statements include statements about the Company’s financial position, business strategy and plans and objectives of management of the Company for future operations. These forward-looking statements reflect the best judgments of the Company about the future events and trends based on the beliefs of the Company’s management as well as assumptions made by and information currently available to the Company’s management. Use of the words “may,” “should,” “continue,” “plan,” “potential,” “anticipate,” “believe,” “estimate,” “expect” and “intend” and words or phrases of similar import, as they relate to the Company or its subsidiaries or Company management, are intended to identify forward-looking statements but are not the exclusive means of identifying such statements. Forward-looking statements reflect the current view of the Company with respect to future events and are subject to risks and uncertainties that could cause actual results to differ materially from those in such statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, those set forth under Item 1A—Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 as well as future growth rates and margins for certain of our products and services, future demand for our products and services, risks associated with the current recession and its impact on capital markets and liquidity, competitive factors, general economic conditions, cyclicality, market conditions in the new and used commercial vehicle and equipment markets, customer relations, relationships with vendors, approval by various manufacturers and governmental agencies of the acquisition of Lake City International, the interest rate environment, governmental regulation and supervision, seasonality, distribution networks, product introductions and acceptance, technological change, changes in industry practices, one-time events and other factors described herein and in the Company’s quarterly and other reports filed with the Securities and Exchange Commission (collectively, “Cautionary Statements”). Although the Company believes that its expectations are reasonable, it can give no assurance that such expectations will prove to be correct. Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described in any forward-looking statements. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the applicable Cautionary Statements. All forward-looking statements speak only as the date on which they are made and the Company undertakes no duty to update or revise any forward-looking statements.
The following comments should be read in conjunction with the Company’s consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q.
Note Regarding Trademarks Used in This Form 10-Q
Peterbilt® is a registered trademark of Peterbilt Motors Company. PACCAR® is a registered trademark of PACCAR, Inc. GMC® is a registered trademark of General Motors Corporation. Hino® is a registered trademark of Hino Motors, Ltd. UD® is a registered trademark of Nissan Diesel Motor Co., Ltd. Isuzu® is a registered trademark of Isuzu Motors Limited. John Deere® is a registered trademark of Deere & Company. Kenworth® is a registered trademark of PACCAR, Inc. doing business as Kenworth Truck Company. Volvo® is a registered trademark of Volvo Trademark Holding AB. Freightliner® is a registered trademark of Freightliner Corporation. Mack® is a registered trademark of Mack Trucks, Inc. Navistar® is a registered trademark of Navistar International Corporation. Caterpillar® is a registered trademark of Caterpillar, Inc. Cummins® is a registered trademark of Cummins Engine Company, Inc. PacLease® is a registered trademark of PACCAR Leasing Corporation. CitiCapital® is a registered trademark of Citicorp. Ford® is a registered trademark of Ford Motor Company. Cummins® is a registered trademark of Cummins Intellectual Property, Inc. Eaton is a registered trademark of Eaton Corporation. Arvin Meritor® is a registered trademark of Meritor Technology, Inc. Case® is a registered trademark of Case Corporation. Komatsu® is a registered trademark of Kabushiki Kaisha Komatsu Seisakusho Corporation Japan. The CIT Group® is a registered trademark of CIT Group Holdings, Inc. JPMorgan Chase® is a registered trademark of JP Morgan Chase & Co. SAP® is a registered trademark of SAP Aktiengesellschaft. International® is a registered trademark of Navistar International Transportation Corp. Blue Bird® is a registered trademark of Blue Bird Investment Corporation. Autocar® is a registered trademark of Shem, LLC. IC Bus® is a registered trademark of IC Bus, LLC. Collins Bus Corporation® is a registered trademark of Collins Bus Corporation.

General
Rush Enterprises, Inc. was incorporated in 1965 under the laws of the State of Texas. The Company operates a Truck segment and a Construction Equipment segment. The Company conducts business through numerous subsidiaries, all of which it wholly owns, directly or indirectly. Its principal offices are located at 555 IH 35 South, New Braunfels, Texas 78130.
The Company is a full-service, integrated retailer of premium transportation and construction equipment and related services. The Truck segment operates a regional network of Rush Truck Centers. Rush Truck Centers primarily sell commercial vehicles manufactured by Peterbilt, International, GMC, Hino, UD, Ford, Isuzu or Blue Bird. The Construction Equipment segment operates two John Deere equipment centers in Southeast Texas. Through its strategically located network of Rush Truck Centers and its Rush Equipment Centers, the Company provides one-stop service for the needs of its customers, including retail sales of new and used commercial vehicles and construction equipment, aftermarket parts sales, service and repair facilities, and financing, leasing and rental, and insurance products.
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
Planned Acquisition of Lake City International
On March 19, 2010, the Company entered into a definitive asset purchase agreement with Lake City Companies, LLC and certain of its subsidiaries and affiliates (collectively “Lake City International”) to acquire certain assets of Lake City International. Lake City International operates a commercial truck, bus and agricultural equipment sales, service, parts, finance and leasing business representing multiple brands, including International, Autocar, Mitsubishi Fuso, IC Bus and Collins Bus Corporation. Lake City International currently operates five dealerships in Utah, five dealerships in Idaho and a dealership in Oregon. A copy of the asset purchase agreement is available in our Current Report on Form 8-K filed on March 25, 2010.
The purchase price for the assets of Lake City International will be approximately $76.5 million, comprised of approximately $44.0 million for assets and goodwill and $34.5 million for real estate less a $2.0 million payment from an affiliate of Lake City International for Rush assuming contingent liabilities of the affiliate. At closing, the Company anticipates that it will finance approximately $28.5 million of the purchase price under its floor plan, accounts receivable and lease and rental truck financing arrangements. The Company intends to finance a portion of the purchase price of the real estate shortly after the closing of the acquisition.
The completion of the Lake City International acquisition is subject to a number of conditions, including the approval of the Company to act as an authorized dealer of the products sold by Lake City International and our ability to obtain motor vehicle dealer licenses for the dealerships we are acquiring.
The parties have the right to terminate the Lake City International acquisition if it is not completed by August 31, 2010.
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

Insurance Accruals
The Company is partially self-insured for a portion of the claims related to its property and casualty insurance programs, requiring it to make estimates regarding expected losses to be incurred. The Company engages a third party administrator to assess any open claims and the Company adjusts its accrual accordingly on an annual basis. The Company is also partially self-insured for a portion of the claims related to its worker’s compensation and medical insurance programs. The Company uses actuarial information provided from third party administrators to calculate an accrual for claims incurred, but not reported, and for the remaining portion of claims that have been reported.
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
Stock-Based Compensation Expense
The Company applies the provisions of ASC 718-10, “Compensation — Stock Compensation,” which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including grants of employee stock options and restricted stock and employee stock purchases under the Employee Stock Purchase Plan based on estimated fair values.
The Company uses the Black-Scholes option-pricing model to estimate the fair value of share-based payment awards on the date of grant. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Consolidated Statement of Operations.

Results of Operations
The following discussion and analysis includes the Company’s historical results of operations for the three months ended March 31, 2010 and 2009.
The following table sets forth certain financial data as a percentage of total revenues:

	Three Months Ended
	March 31,
	2010	2009

New and used commercial vehicle sales	58.6%	59.6%
Parts and service	34.1	33.2
Construction equipment sales	1.8	2.1
Lease and rental	4.5	4.1
Finance and insurance	0.5	0.5
Other	0.5	0.5

Total revenues	100.0	100.0
Cost of products sold	80.4	81.3

Gross profit	19.6	18.7
Selling, general and administrative	16.8	15.8
Depreciation and amortization	1.2	1.2

Operating income	1.6	1.7
Interest expense, net	0.5	0.5

Income before income taxes	1.1	1.2
Provision for income taxes	0.4	0.4

Net income	0.7%	0.8%

The following table sets forth the unit sales and revenue for new heavy-duty, new medium-duty and used commercial vehicles and the absorption rate (revenue in millions):

			% Change
	Three Months Ended		2010
	March 31,		vs
	2010	2009	2009
Vehicle unit sales:
New heavy-duty vehicles	969	1,032	(6.1%)
New medium-duty vehicles	611	754	(19.0%)

Total new vehicle unit sales	1,580	1,786	(11.5%)

Used vehicles	686	577	18.9%

Vehicle revenue:
New heavy-duty vehicles	$118.1	$124.0	(4.8%)
New medium-duty vehicles	37.4	48.8	(23.4%)

Total new vehicle revenue	$155.5	$172.8	(10.0%)

Used vehicle revenue	$24.7	$22.7	8.8%

Other vehicle revenue:(1)	$0.4	$0.5	(20.0%)

Absorption rate:	97.0%	97.2%	(0.2%)

(1)	Includes sales of truck bodies, trailers and other new equipment.

Key Performance Indicator
Absorption Rate
Management uses several performance metrics to evaluate the performance of its commercial vehicle dealerships, and considers Rush Truck Centers’ “absorption rate” to be of critical importance. Absorption rate is calculated by dividing the gross profit from the parts, service and body shop departments by the overhead expenses of all of a dealership’s departments, except for the selling expenses of the new and used commercial vehicle departments and carrying costs of new and used commercial vehicle inventory. When 100% absorption is achieved, then gross profit from the sale of a commercial vehicle, after sales commissions and inventory carrying costs, directly impacts operating profit. In 1999, the Company’s truck dealerships’ absorption rate was approximately 80%. The Company has made a concerted effort to increase its absorption rate since 1999. The Company’s truck dealerships achieved a 97.0% absorption rate for the first quarter of 2010 and 97.2% absorption rate for the first quarter in 2009.
Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009
The Company expects that 2010 will be another difficult year for commercial vehicle sales. Trucks with engines that meet the 2010 diesel emissions regulations are now beginning to reach dealership lots. This new technology comes with a significant price increase, which will limit demand. As a result, the Company believes that commercial vehicle sales will remain sluggish in the second and third quarters of this year. However, if general economic conditions continue to improve and credit is made available on more favorable terms, commercial vehicle demand should increase.
The Company and industry analysts expect a strong recovery in commercial vehicle retail sales in 2011, 2012 and 2013. A.C.T. Research Co., LLC (“A.C.T. Research”), a truck industry data and forecasting service provider, currently predicts U.S. retail sales of Class 8 trucks of approximately 105,700 units in 2010, a 9.0% increase from the number of deliveries in 2009, and 174,800 units in 2011. A.C.T. Research currently predicts U.S. retail sales of Class 4, 5, 6, and 7 medium-duty commercial vehicles of approximately 123,500 units in 2010, a 10.9% increase from the number of deliveries in 2009, and 151,000 units in 2011.
We are beginning to see some encouraging signs of recovery in our industry. Parts, service and body shop revenues in the Truck segment increased 10.0% compared to the fourth quarter of 2009. This resulted in the Company’s dealership absorption rate increasing from 92.4% to 97.0% for the same time period. As excess truck capacity and freight demand equalize, more trucks are being put into service, which is increasing the need for maintenance and repair. The Company is optimistic that the increase in our parts and service operations is an early indicator that a sustainable recovery has begun and should continue throughout the year. The Company’s overall parts, service and body shop sales decreased 3.8% in the first quarter of 2010 compared to the first quarter of 2009.
In the first quarter of 2010, the Company’s construction equipment segment revenue decreased by 21.4% compared to the first quarter of 2009. This decrease was largely attributable to the continued weak construction market in the Houston area. Current industry forecasts suggest that construction equipment sales in 2010 will decline approximately 26% compared to 2009 in the Company’s area of responsibility during 2010.
The Company recently entered into an agreement to acquire certain assets of Lake City International — a dealer group with 11 locations in Utah, Idaho and Oregon. This will provide the Company with a significant entry into three western states and expand its network to 60 truck centers. More importantly it provides an excellent platform for the Company to build its Navistar Division.
Revenues
Revenues decreased $20.7 million, or 6.3%, in the first quarter of 2010 compared to the first quarter of 2009. Sales of new and used commercial vehicles decreased $15.4 million, or 7.8%, in the first quarter of 2010 compared to the first quarter of 2009. The Company expects commercial vehicle sales to remain sluggish in the second and third quarters of 2010 as new technology begins to gradually gain acceptance in the marketplace and excess commercial vehicle capacity is absorbed by increasing freight volumes. The Company does not believe any significant increase in retail commercial vehicle sales will occur until late in 2010 at the earliest.
The Company sold 969 heavy-duty units in the first quarter of 2010, a 6.1% decrease compared to 1,032 heavy-duty trucks in the first quarter of 2009. According to A.C.T. Research, the U.S. Class 8 truck market increased 9.0% in the first quarter of 2010 compared to the first quarter of 2009. The Company’s share of the U.S. Class 8 truck sales market was approximately 4.1% in 2009. The Company expects its share to range between 4.1% and 4.4% of the U.S. Class 8 truck market in 2010, which would result in the sale of approximately 4,300 to 4,700 Class 8 trucks based on current U.S. retail sales estimates of 105,700 units.

The Company sold 611 medium-duty commercial vehicles, including 98 buses, in the first quarter of 2010, a 19.0% decrease compared to 754 medium-duty commercial vehicles in the first quarter of 2009. A.C.T. Research estimates that unit sales of Class 4 through 7 commercial vehicles in the U.S. increased approximately 3.0% in the first quarter of 2010 compared to the first quarter of 2009. In 2009, the Company achieved a 2.4% share of the Class 4 through 7 commercial vehicle sales market in the U.S. The Company expects its share to range between 2.4% and 2.5% of the U.S. Class 4 through 7 commercial vehicle sales market in 2010. This market share percentage would result in the sale of approximately 2,900 to 3,100 of Class 4 through 7 commercial vehicles in 2010 based on current U.S. retail sales estimates of approximately 123,500 units.
The Company sold 686 used commercial vehicles in the first quarter of 2010, an 18.9% increase compared to 577 used commercial vehicles in the first quarter of 2009. The Company expects demand for used commercial vehicles to remain high in 2010, but sales will be largely dependent upon our ability to acquire quality used trucks and maintain an adequate used truck inventory. The Company expects to sell approximately 2,900 to 3,200 used commercial vehicles in 2010.
Parts and service sales decreased $4.1 million, or 3.8%, in the first quarter of 2010 compared to the first quarter of 2009. The Company expects parts and service sales to begin to increase in 2010 if general economic conditions in the United States continue to improve. As excess truck capacity equalizes with freight demand, more trucks are being put into service, therefore increasing the need for maintenance and repair.
Sales of new and used construction equipment decreased $1.4 million, or 19.7%, in the first quarter of 2010 compared to the first quarter of 2009. This decrease was largely attributable to the continued weakness of the construction market in the Houston area. John Deere’s rolling twelve month average market share in the Houston area construction equipment market increased to 23.5% as of March 31, 2010, from a rolling twelve month average of 17.6% as of March 31, 2009. In 2010, the Company expects new construction equipment unit sales in our area of responsibility to decrease approximately 25% to 28%, compared to 2009.
Truck lease and rental revenues increased $0.6 million, or 4.1%, in the first quarter of 2010 compared to the first quarter of 2009. This increase in lease and rental revenue is consistent with management’s expectations, considering the increased number of units put into service in the lease and rental fleet during 2009 and 2010. The Company expects lease and rental revenue to increase 8% to 12% during 2010, compared to 2009 based on the increase of units in the lease and rental fleet.
Finance and insurance revenues decreased $0.2 million, or 10.1%, in the first quarter of 2010 compared to the first quarter of 2009. The decrease in finance and insurance revenue is a direct result of the decline in commercial vehicle sales and the tight credit market. The Company expects finance and insurance revenue to fluctuate proportionately with the new Class 8 truck market in 2010. Finance and insurance revenues have limited direct costs and, therefore, contribute a disproportionate share of the Company’s operating profits.
Other income decreased $0.2 million, or 11.4% in the first quarter of 2010 compared to the first quarter of 2009. Other income consists primarily of the gain on sale realized on trucks from the lease and rental fleet, commissions earned from John Deere for direct manufacturer sales into our area of responsibility, document fees related to commercial vehicle sales, mineral royalties and purchase discounts.
Gross Profit
Gross profit decreased $1.3 million, or 2.1%, in the first quarter of 2010 compared to the first quarter of 2009. Gross profit as a percentage of sales increased to 19.6% in the first quarter of 2010 from 18.7% in the first quarter of 2009. This slight increase in gross profit as a percentage of sales is primarily a result of a change in our product sales mix. Commercial vehicle sales, a lower margin revenue item, decreased as a percentage of total revenue to 58.6% in 2010, from 59.6% in 2009. Parts and service revenue, a higher margin revenue item, increased as a percentage of total revenue to 34.1% in 2010, from 33.2% in 2009.
Gross margins on Class 8 truck sales slightly increased to 7.2% in the first quarter of 2010 from 7.0% in the first quarter of 2009. In 2010, the Company expects overall gross margins from Class 8 truck sales of approximately 5.0% to 7.0%, but this will largely depend upon general economic conditions and the availability of credit to retail customers.

Gross margins on medium-duty commercial vehicle sales slightly decreased to 6.3% in the first quarter of 2010 from 6.4% in the first quarter of 2009. Gross margins on medium-duty commercial vehicles are difficult to forecast accurately because gross margins vary significantly depending upon the mix of fleet and non-fleet purchasers and types of medium-duty commercial vehicles sold. For 2010, the Company expects overall gross margins from medium-duty commercial vehicle sales of approximately 5.0% to 7.0%, but this will largely depend upon general economic conditions and the availability of credit to retail customers.
Gross margins on used commercial vehicle sales increased to 13.8% in the first quarter of 2010 from 5.7% in the first quarter of 2009. This increase was largely attributable to increased demand for high quality used commercial vehicles due to the increased cost of new commercial vehicles and increased availability of credit. The Company expects margins on used commercial vehicles will be in the range of approximately 8.5% to 10.5% during 2010, but this will largely depend upon general economic conditions and the availability of credit to retail customers.
Gross margins from the Company’s parts, service and body shop operations decreased to 38.6% in the first quarter of 2010 from 39.2% in the first quarter of 2009. Gross profit for the parts, service and body shop departments decreased slightly to $40.6 million in the first quarter of 2010 from $42.8 million in the first quarter of 2009. The Company expects gross margins on parts, service and body shop operations of approximately 39.0% to 41.0% during 2010.
Gross margins on new and used construction equipment sales increased to 13.2% in the first quarter of 2010 from 11.7% in the first quarter of 2009. This increase in gross margin is primarily attributable to a change in our product sales mix. The Company expects gross margins for 2010 to range from approximately 9.0% to 11.0% due to the dramatic decrease in demand for construction equipment in the Houston market, but this will largely depend upon general economic conditions and the availability of credit to retail customers.
Gross margins from truck lease and rental sales increased to 12.7% in the first quarter of 2010 from approximately 11.5% in the first quarter of 2009. The increase in the gross margin from lease and rental sales is primarily due to the increased utilization of trucks in our rental fleet. The Company expects gross margins from lease and rental sales of approximately 11.0% to 15.0% during 2010 depending upon whether general economic conditions continue to improve. The Company’s policy is to depreciate its lease and rental fleet using a straight line method over the customer’s contractual lease term. The lease unit is depreciated to a residual value that approximates fair value at the expiration of the lease term. This policy results in the Company realizing reasonable gross margins while the unit is in service and a corresponding gain or loss on sale when the unit is sold at the end of the lease term.
Finance and insurance revenues and other income, as described above, have limited direct costs and, therefore, contribute a disproportionate share of gross profit.
Selling, General and Administrative Expenses
Selling, General and Administrative (“SG&A”) expenses decreased $0.4 million, or 0.7%, in the first quarter of 2010 compared to the first quarter of 2009. SG&A expenses as a percentage of sales increased to 16.8% in the first quarter of 2010 from 15.8% in the first quarter of 2009. Prior to 2009, SG&A expenses as a percentage of sales historically ranged from 10.0% to 15.0%. In general, when new and used commercial vehicle revenue decreases as a percentage of revenue, SG&A expenses as a percentage of revenue will be at, or exceed, the higher end of this range. The Company earns federal income tax credits on the sale of alternative fuel vehicles to tax-exempt entities. A portion of these tax credits are passed back to the tax-exempt customer and are reflected as SG&A expense to the Company. In the first quarter of 2010, the selling portion of SG&A expenses, which consists primarily of commissions on commercial vehicle and construction equipment sales, increased 7.8% and the general and administrative portion of SG&A expenses decreased 1.4% compared to the first quarter of 2009. For 2010, the Company expects the selling portion of SG&A expenses to be approximately 25% to 28% of new and used commercial vehicle gross profit. The selling portion of SG&A expenses varies based on the gross profit derived from commercial vehicle sales.
Interest Expense, Net
Net interest expense decreased $0.2 million, or 13.3%, in the first quarter of 2010 compared to the first quarter of 2009. The Company expects net interest expense for the remainder of 2010 to increase compared to 2009 based on anticipated increases in inventory levels and impending modification to the Company’s floor plan agreement in the second half of 2010, which may result in increased floor plan interest.

Income Before Income Taxes
Income before income taxes decreased $0.5 million, or 11.9%, in the first quarter of 2010 compared to the first quarter of 2009, as a result of the factors described above. The Company believes that income before income taxes in 2010 will increase slightly compared to 2009 based on the factors described above.
Income Taxes
Income taxes increased $0.1 million, or 11.1%, in the first quarter of 2010 compared to the first quarter of 2009. The Company provided for taxes at a 42.0% effective rate in the first quarter of 2010 compared to an effective rate of 39.0% in the first quarter of 2009. Prior to the application of alternative fuel tax credits, the Company’s tax rate during the first quarter of 2010 increased primarily due to state regulations that assess taxes based on gross profit and non-deductible expenses. Historically, the Company’s effective tax rate has been approximately 36% to 38% of pretax income. When pretax income is low, state taxes that are calculated based on gross profit and non-deductible expenses become a larger percentage of pretax income, thereby increasing the Company’s effective tax rate in relation to its historical rates. If pretax income for 2010 is similar to pretax income in 2009, the Company expects its effective tax rate to be approximately 40.0% to 42.0% before the application of alternative fuel tax credits. In the first quarter of 2010, the Company received $0.1 million in tax credits for sales of alternative fuel vehicles to tax-exempt entities, compared to $0.4 million in the first quarter of 2009. The Company’s effective tax rate may vary significantly depending on the number of alternative fuel vehicles sold to tax-exempt entities.
Liquidity and Capital Resources
The Company’s short-term cash requirements are primarily for working capital, inventory financing, the improvement and expansion of existing facilities, the development and implementation of SAP enterprise software and dealership management system, and the construction of new facilities. Historically, these cash requirements have been met through the retention of profits and borrowings under our floor plan arrangements. As of March 31, 2010, the Company had working capital of approximately $152.9 million, including $145.8 million in cash available to fund our operations. The Company believes that these funds are sufficient to meet its short-term and long-term cash requirements.
The Company has a secured line of credit that provides for a maximum borrowing of $8.0 million. There were no advances outstanding under this secured line of credit at March 31, 2010, however, $7.1 million was pledged to secure various letters of credit related to self-insurance products, leaving $0.9 million available for future borrowings as of March 31, 2010.
The Company’s long-term real estate debt agreements require the Company to satisfy various financial ratios such as the debt to worth ratio and the fixed charge coverage ratio. The Company’s floor plan financing agreement with GE Capital does not contain financial covenants. At March 31, 2010, the Company was in compliance with all debt covenants. The Company does not anticipate any breach of the covenants in the foreseeable future.
Titan Technology Partners is currently implementing SAP enterprise software and a new SAP dealership management system for the Company. The total cost of the SAP software and implementation is estimated to be approximately $34.0 million. As of March 31, 2010, the Company had cumulative expenditures of $29.8 million related to the SAP project. The Company expects to spend approximately $4.0 million to $4.5 million related to the SAP project during the remainder of 2010.
The Company also expects to make capital expenditures for recurring items such as computers, shop tools and equipment and vehicles of approximately $8.0 million during 2010.
On July 22, 2008, the Company’s Board of Directors approved a stock repurchase program authorizing the Company to repurchase, from time to time, up to an aggregate of $20,000,000 of its shares of Class A common stock and/or Class B common stock. Repurchases will be made at times and in amounts as the Company deems appropriate and will be made through open market transactions, privately negotiated transactions and other lawful means. The manner, timing and amount of any repurchases will be determined by the Company based on an evaluation of market conditions, stock price and other factors, including those related to the ownership requirements of its dealership agreements with manufacturers it represents. The stock repurchase program has no expiration date and may be suspended or discontinued at any time. While the stock repurchase program does not obligate the Company to acquire any particular amount or class of common stock, the Company anticipates that it will be repurchasing primarily shares of its Class B common stock. As of March 31, 2010, the Company has repurchased 1,639,843 shares of its Class B common stock at an aggregate cost of $17.9 million, none of which occurred during the first quarter of 2010.

The Company currently anticipates funding its capital expenditures relating to the implementation of the SAP enterprise software and SAP dealership management system, improvement and expansion of existing facilities, construction of new facilities, recurring expenses and any stock repurchases through its operating cash flow. The Company expects to finance 70% to 80% of the appraised value of any newly constructed or purchased facilities, which will increase the Company’s cash and cash equivalents by that amount.
The purchase price for the assets of Lake City International will be approximately $76.5 million. At closing, the Company anticipates that it will finance approximately $28.5 million of the purchase price under its floor plan, accounts receivable and lease and rental truck financing arrangements. Shortly after the closing of the acquisition, the Company anticipates that it will finance approximately $20.0 million of the purchase price of the real estate.
The Company has no other material commitments for capital expenditures as of March 31, 2010, except that the Company will continue to purchase vehicles for its lease and rental division and authorize capital expenditures for improvement and expansion of its existing dealership facilities and construction of new facilities based on market opportunities. The Company expects to purchase or lease trucks worth approximately $35.0 million for its leasing operations in 2010, depending on customer demand, all of which will be financed.
Cash Flows
Cash and cash equivalents decreased by $3.3 million during the three months ended March 31, 2010 and decreased by $14.8 million during the three months ended March 31, 2009. The major components of these changes are discussed below.
Cash Flows from Operating Activities
Cash flows from operating activities include net income adjusted for non-cash items and the effects of changes in working capital. During the first quarter of 2010, operating activities resulted in net cash used in operations of $11.7 million. Cash used in operating activities was primarily impacted by the increase in inventories and accounts receivable which was offset by the increase in accounts payable. During the first quarter of 2009, operating activities resulted in provided by operations of $41.8 million.
Cash flows from operating activities as adjusted for all draws and (payments) on floor plan notes (“Adjusted Cash Flows from Operating Activities”) was $13.7 million for the three months ended March 31, 2010 and $5.1 million for the three months ended March 31, 2009. Generally, all vehicle and construction equipment dealers finance the purchase of vehicles and construction equipment with floor plan borrowings, and our agreements with our floor plan providers require us to repay amounts borrowed for the purchase of such vehicles and equipment immediately after they are sold. As a result, changes in floor plan notes payable are directly linked to changes in vehicle and construction equipment inventory. However, as reflected in our consolidated statements of cash flows, changes in inventory are recorded as cash flows from operating activities, and draws and (payments) on floor plan notes are recorded as cash flows from financing activities.
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

	Three Months Ended
	March 31,
	2010	2009
Net cash (used in) provided by operating activities (GAAP)	$(11,681)	$41,827
Draws (payments) on floor plan notes payable	25,408	$(36,764)

Adjusted Cash Flows from Operating Activities (Non-GAAP)	$13,727	$5,063

Cash Flows from Investing Activities
Cash flows used in investing activities consist primarily of cash used for capital expenditures. During the first quarter of 2010, cash used in investing activities was $9.9 million. Capital expenditures consisted of purchases of property and equipment and improvements to our existing dealership facilities of $9.9 million. Property and equipment purchases during the first quarter of 2010 consisted of $4.9 million for additional units for rental and leasing operations, which was directly offset by borrowings of long-term debt. The Company expects to purchase or lease trucks worth approximately $35.0 million for its leasing operations in 2010, depending on customer demand, all of which will be financed. During the remainder of 2010, the Company expects to make capital expenditures for recurring items such as computers, shop equipment and vehicles of approximately $6.2 million, in addition to $4.0 million to $4.5 million for the SAP project described above.
During the first quarter of 2009, cash used in investing activities was $10.9 million. Capital expenditures consisted of purchases of property and equipment, and improvements to our existing dealership facilities and construction of our facility in Oklahoma City, Oklahoma of $11.0 million. Property and equipment purchases during the first quarter of 2009 consisted of $3.1 million for additional units for the rental and leasing operations, which was directly offset by borrowings of long-term debt.
Cash Flows from Financing Activities
Cash flows from financing activities include borrowings and repayments of long-term debt and net proceeds of floor plan notes payable. Cash used in financing activities was $18.3 million during the first quarter of 2010. The Company had borrowings of long-term debt of $3.1 million and repayments of long-term debt of $8.2 million during the first quarter of 2010. The Company had net draws on floor plan notes payable of $25.4 million during the first quarter of 2010. The borrowings of long-term debt were primarily related to units for the rental and leasing operations.
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
Substantially all of the Company’s commercial vehicle purchases are made on terms requiring payment within 15 days or less from the date the commercial vehicles are invoiced from the factory. Effective August 1, 2007, the Company entered into an Amended and Restated Wholesale Security Agreement with GE Capital. Interest under the floor plan financing agreement is payable monthly and the rate varies from LIBOR plus 1.15% to LIBOR plus 1.50% depending on the month-end average aggregate amount outstanding under our GE Capital floor plan arrangement. The Company finances substantially all of the purchase price of its new commercial vehicle inventory, and the loan value of its used commercial vehicle inventory under the floor plan financing agreement with GE Capital, under which GE Capital pays the manufacturer directly with respect to new commercial vehicles. The Company makes monthly interest payments to GE Capital on the amount financed, but is not required to commence loan principal repayments on any vehicle until such vehicle has been floor planned for 12 months or is sold. The floor plan financing agreement allows for prepayments with monthly adjustments to the interest due on outstanding advances. On March 31, 2010, the Company had approximately $198.9 million outstanding under its floor plan financing agreement with GE Capital. In connection with the Amended and Restated Wholesale Agreement with GE Capital, the Company executed a Continuing Guaranty in favor of GE Capital to a maximum principal amount of $600 million, plus unpaid interest and reasonable costs of collection. Except for the procedures and other terms and conditions set forth in the Amended and Restated Wholesale Agreement, the Company is not aware of any limitation on the Company’s ability to access capital through this facility.

Substantially all of the Company’s new construction equipment purchases are financed by John Deere and JPMorgan Chase (“Chase”). The agreement with John Deere provides for interest at prime plus 1.5%, however, there is an interest free financing period, after which time the amount financed is required to be paid in full. When construction equipment is sold prior to the expiration of the interest free finance period, the Company is required to repay the principal within approximately ten days of the sale. If the construction equipment financed by John Deere is not sold within the interest free finance period, the Company transfers the financed equipment to the Chase floor plan arrangement. New and used construction equipment is financed to a maximum of book value under a floor plan arrangement with Chase. The Company makes monthly interest payments on the amount financed and is required to commence loan principal repayments on construction equipment as book value is reduced. Principal payments for sold new and used construction equipment are made to Chase no later than the 15th day of each month following the sale. The loans are collateralized by a lien on the construction equipment. As of March 31, 2010, the Company’s floor plan arrangement with Chase permitted the financing of up to $20.0 million in construction equipment. The facility with Chase expires in June 2010 and the interest rate is the prime rate less 0.65%. On March 31, 2010, the Company had $0.7 million outstanding under its floor plan financing arrangements with John Deere and $15.0 million outstanding under its floor plan financing arrangement with Chase.
Backlog
On March 31, 2010, the Company’s backlog of commercial vehicle orders was approximately $83.5 million as compared to a backlog of commercial vehicle orders of approximately $61.0 million on March 31, 2009. The Company includes only confirmed orders in its backlog. The delivery time for a custom-ordered commercial vehicle varies depending on the truck specifications and demand for the particular model ordered, however, the Company expects to fill all of its backlog orders during 2010. The Company sells the majority of its new commercial vehicles by customer special order, with the remainder sold out of inventory. Orders from a number of the Company’s major fleet customers are included in the Company’s backlog as of March 31, 2010.
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
The Company is exposed to some market risk through interest rates related to our floor plan financing agreements, variable rate real estate debt and discount rates related to finance sales. The majority of floor plan debt and variable rate real estate debt is based on LIBOR. As of March 31, 2010, the Company had floor plan borrowings and variable rate real estate debt of approximately $258.5 million. Assuming an increase or decrease in LIBOR of 100 basis points, annual interest expense could correspondingly increase or decrease by approximately $2.6 million. The Company provides all customer financing opportunities to various finance providers. The Company receives all finance charges in excess of a negotiated discount rate from the finance providers in the month following the date of the financing. The negotiated discount rate is variable, thus subject to interest rate fluctuations. This interest rate risk is mitigated by the Company’s ability to pass discount rate increases to customers through higher financing rates.
The Company is also exposed to some market risk through interest rates related to the investment of our current cash and cash equivalents which totaled $145.8 million on March 31, 2010. These funds are generally invested in variable interest rate instruments in accordance with the Company’s investment policy. As such instruments mature and the funds are reinvested, we are exposed to changes in market interest rates. This risk is mitigated by management’s ongoing evaluation of the best investment rates available for current and noncurrent high quality investments. If market interest rates were to increase or decrease immediately and uniformly by 100 basis points, the Company’s annual interest income could correspondingly increase or decrease by approximately $1.5 million.
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
As of March 31, 2010, the Company holds $7.6 million of auction rate securities with underlying tax-exempt municipal bonds with stated maturities of 21 years. Given the current market conditions in the auction rate securities market, if the Company determines that the fair value of these securities has temporarily decreased by 10%, the Company’s equity could correspondingly decrease by approximately $0.8 million. If it is determined that the fair value of these securities is other-than-temporarily impaired by 10%, the Company could record a loss on its Consolidated Statements of Operations of approximately $0.8 million. For further discussion of the risks related to our auction rate securities, see Note 6 — Investments of the Notes to Consolidated Financial Statements.
The Company has not used derivative financial instruments in our investment portfolio.
ITEM 4. Controls and Procedures.
The Company, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2010 to ensure that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) is accumulated and communicated to Company management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
There has been no change in the Company’s internal control over financial reporting that occurred during the three months ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
ITEM 1A. Risk Factors.
While we attempt to identify, manage and mitigate risks and uncertainties associated with our business to the extent practical under the circumstances, some level of risk and uncertainty will always be present. Item 1A, Part I of our 2009 Annual Report on Form 10-K (the “2009 Annual Report”) describes some of the risks and uncertainties associated with our business that have the potential to materially affect our business, financial condition or results of operations.
There has been no material change in our risk factors disclosed in our 2009 Annual Report.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The Company did not make any unregistered sales of equity securities during the first quarter of 2010.
The Company did not repurchase any shares of its Class A Common Stock or Class B Common Stock during the first quarter of 2010.

			Total Number of	Maximum Number
			Shares	(or Approximate
			Purchased as	Dollar Value) of
	Total	Average	Part of Publicly	Shares that May
	Number of	Price	Announced	Yet Be Purchased
	Shares	Paid Per	Plans or	Under the Plans or
Period	Purchased	Share	Programs	Programs (1)(2)

January 1 – 31, 2010	—	$0.00	—	$2,093,321
February 1 – 28, 2010	—	0.00	—	2,093,321
March 1 – 31, 2010	—	0.00	—	2,093,321

1st Quarter Total	—	$0.00	—	$2,093,321

(1)
On July 22, 2008, the Company’s Board of Directors approved a stock repurchase program authorizing the Company to repurchase, from time to time, up to an aggregate of $20,000,000 of its shares of Class A Common Stock and/or Class B Common Stock. The stock repurchase program has no expiration date and may be suspended or discontinued at any time.

(2)	As of March 31, 2010, the Company has repurchased 1,639,843 shares of its Class B common stock at a cost of $17.9 million, none of which occurred during the first quarter of 2010.
ITEM 3. Defaults Upon Senior Securities.
Not Applicable
ITEM 4. Submission of Matters to a Vote of Security Holders.
Not Applicable
ITEM 5. Other Information.
Not Applicable

ITEM 6. Exhibits

Exhibit
Number		Exhibit Title
2.1		Asset Purchase Agreement, dated as of March 19, 2010 (incorporated herein by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K (File No. 000-20797) filed March 25, 2010)

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

RUSH ENTERPRISES, INC.
Date: May 10, 2010	By:	/S/ W.M. “RUSTY” RUSH
W.M. “Rusty” Rush
President and Chief Executive Officer (Principal Executive Officer)

Date: May 10, 2010	By:	/S/ STEVEN L. KELLER
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