Form 10-Q
period 2010-06-30
RUSH ENTERPRISES INC \TX\
filed 2010-08-09
CIK 1012019

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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
Yes ☐ No ☑
Indicated below is the number of shares outstanding of each of the issuer’s classes of common stock, as of August 4, 2010.

Number of
Shares
Title of Class	Outstanding
Class A Common Stock, $.01 Par Value	26,657,377
Class B Common Stock, $.01 Par Value	10,692,641

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements.
RUSH ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2010 AND DECEMBER 31, 2009
(In Thousands, Except Shares)

	June 30,	December 31,
	2010	2009
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$135,779	$149,095
Accounts receivable, net	54,620	38,869
Inventories, net	308,891	252,219
Prepaid expenses and other	3,109	3,650
Assets held for sale	23,929	22,719
Deferred income taxes, net	9,195	11,414

Total current assets	535,523	477,966
Investments	7,575	7,575
Property and equipment, net	410,098	353,841
Goodwill, net	146,114	136,761
Other assets, net	3,223	1,154

Total assets	$1,102,533	$977,297

Liabilities and shareholders’ equity
Current liabilities:
Floor plan notes payable	$238,590	$189,256
Current maturities of long-term debt	63,457	55,545
Current maturities of capital lease obligations	6,456	5,730
Trade accounts payable	38,686	22,427
Accrued expenses	55,640	40,843

Total current liabilities	402,829	313,801

Long-term debt, net of current maturities	179,681	153,957
Capital lease obligations, net of current maturities	28,902	28,714
Deferred income taxes, net	52,951	54,600

Shareholders’ equity:
Preferred stock, par value $.01 per share; 1,000,000 shares authorized; 0 shares outstanding in 2010 and 2009	—	—
Common stock, par value $.01 per share; 60,000,000 class A shares and 20,000,000 class B shares authorized; 26,624,753 class A shares and 10,692,641 class B shares outstanding in 2010; and 26,437,848 class A shares and 10,689,375 class B shares outstanding in 2009	389	388
Additional paid-in capital	192,135	188,116
Treasury stock, at cost: 1,639,843 class B shares	(17,948)	(17,948)
Retained earnings	263,594	255,669

Total shareholders’ equity	438,170	426,225

Total liabilities and shareholders’ equity	$1,102,533	$977,297

The accompanying notes are an integral part of these consolidated financial statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Revenues:
New and used truck sales	$191,309	$187,154	$371,913	$383,142
Parts and service	118,529	98,706	220,357	203,466
Construction equipment sales	—	—	—	—
Lease and rental	16,255	13,236	30,287	26,712
Finance and insurance	2,047	2,230	3,532	3,871
Other	1,699	1,245	3,038	2,871

Total revenue	329,839	302,571	629,127	620,062

Cost of products sold:
New and used truck sales	174,817	179,846	341,163	362,673
Parts and service	72,222	60,565	134,851	124,547
Construction equipment sales	—	—	—	—
Lease and rental	13,621	11,589	25,871	23,517

Total cost of products sold	260,660	252,000	501,885	510,737

Gross profit	69,179	50,571	127,242	109,325
Selling, general and administrative	55,148	48,735	105,285	98,917
Depreciation and amortization	3,676	4,680	7,223	8,523
Gain (loss) on sale of assets	7	22	(4)	78

Operating income (loss)	10,362	(2,822)	14,730	1,963
Interest expense, net	1,397	1,412	2,694	2,960

Income (loss) from continuing operations before taxes	8,965	(4,234)	12,036	(997)
Provision (benefit) for income taxes	3,549	(2,545)	4,698	(1,643)

Income (loss) from continuing operations	5,416	(1,689)	7,338	646
Income from discontinued operations, net of tax	272	168	587	696

Net income (loss)	$5,688	$(1,521)	$7,925	$1,342

Earnings (loss) per common share — Basic:
Income (loss) from continuing operations	$.15	$(.05)	$.20	$.02
Net income (loss)	$.15	$(.04)	$.21	$.04

Earnings (loss) per common share — Diluted:
Income (loss) from continuing operations	$.14	$(.05)	$.19	$.02
Net income (loss)	$.15	$(.04)	$.21	$.04

Weighted average shares outstanding:
Basic	37,292	37,039	37,232	37,015
Diluted	38,189	37,039	38,014	37,389
The accompanying notes are an integral part of these consolidated financial statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2010	2009
Cash flows from operating activities:
Net income	$7,925	$1,342
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,312	20,824
(Gain) on sale of property and equipment	(36)	(77)
Stock-based compensation expense related to stock options and employee stock purchases	2,902	2,481
Provision (benefit) for deferred income tax expense	570	(4,304)
Excess tax benefits from stock-based compensation	(209)	(206)
Change in accounts receivable, net	(11,354)	6,176
Change in inventories	(43,902)	70,308
Change in prepaid expenses and other, net	743	1,019
Change in trade accounts payable	16,084	(8,106)
Change in accrued expenses	11,451	(11,462)

Net cash provided by operating activities	5,486	77,995

Cash flows from investing activities:
Acquisition of property and equipment	(28,558)	(23,513)
Proceeds from the sale of property and equipment	123	132
Business acquisitions	(32,450)	—
Change in other assets	(1,996)	5

Net cash (used in) investing activities	(62,881)	(23,376)

Cash flows from financing activities:
Draws (payments) on floor plan notes payable, net	44,504	(64,022)
Proceeds from long-term debt	26,854	6,137
Principal payments on long-term debt	(24,806)	(20,550)
Principal payments on capital lease obligations	(3,518)	(2,217)
Debt issuance costs	(73)	(17)
Excess tax benefits from stock-based compensation	209	206
Proceeds from issuance of shares relating to employee stock options and employee stock purchases	909	384

Net cash (used in) financing activities	44,079	(80,079)

Net (decrease) in cash and cash equivalents	(13,316)	(25,460)

Cash and cash equivalents, beginning of period	149,095	146,411

Cash and cash equivalents, end of period	$135,779	$120,951

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$6,528	$7,234

Income taxes, net of refunds	$(3,147)	$3,500

Noncash operating activities:
Asset impairment (See Note 11)	$—	$4,920

Noncash investing activities:
Assets acquired under capital leases	$4,432	$6,240

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
2 — Goodwill and Other Intangible Assets
Goodwill is the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations accounted for under the purchase method. The Company does not amortize goodwill, but tests goodwill for impairment annually in the fourth quarter, or when indications of potential impairment exist. These indicators would include a significant change in operating performance, or a planned sale or disposition of a significant portion of the business, among other factors. The Company tests for goodwill impairment utilizing a fair value approach at the reporting unit level. A reporting unit is an operating segment, for which discrete financial information is prepared and regularly reviewed by segment management. The Company has deemed its reporting unit to be its operating segment, the Truck segment, which is the level at which segment management regularly reviews operating results and makes resource allocation decisions. The Construction Equipment segment will no longer be reported as a separate business segment due to the Company’s decision to sell its John Deere construction equipment business. See Note 13 for further discussion of the sale of the construction equipment business.
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
During the second quarter of 2009, the Company performed an interim evaluation of goodwill due to General Motors’ decision to terminate production of medium-duty GMC trucks, which resulted in the winding-down of the Company’s medium-duty GMC truck franchises. The goodwill allocation was based on the relative fair values of the medium-duty GMC truck franchises and the portion of the Company’s Truck Segment remaining. During the second quarter of 2009, the Company’s Truck Segment recorded a non-cash charge of $0.8 million related to the impairment of the goodwill of its medium-duty GMC truck franchises. See Note 11 for further discussion of the wind-down of the Company’s medium-duty GMC truck franchise agreements.

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
In 2006, the Company signed an agreement with Titan Technology Partners to implement SAP enterprise software and a new SAP dealership management system. The cost of the SAP software and implementation is estimated at approximately $34.0 million, of which $31.7 million was expended at June 30, 2010.
4 — Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Numerator:
Numerator for basic and diluted earnings per share, net income (loss) available to common shareholders	$5,688,000	$(1,521,000)	$7,925,000	$1,342,000

Denominator:
Denominator for basic earnings per share, adjusted weighted average shares outstanding	37,291,659	37,038,835	37,231,524	37,015,257
Effect of dilutive securities:
Employee and director stock options and restricted share awards	897,669	—	782,900	374,184

Denominator for diluted earnings per share, adjusted weighted average shares outstanding and assumed conversions	38,189,328	37,038,835	38,014,424	37,389,441

Basic earnings (loss) per common share	$.15	$(.04)	$.21	$.04

Diluted earnings (loss) per common share and common share equivalents	$.15	$(.04)	$.21	$.04

Options to purchase shares of common stock that were outstanding for the three months and six months ended June 30, 2010 and 2009 that were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive are as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2010	2009		2010	2009

Options in the money and non-vested restricted share awards	—	1,910,291	(1)	—	—
Other options	990,330	1,572,231		990,330	1,961,028

Total anti-dilutive securities	990,330	3,482,522		990,330	1,961,028

(1)
The Company cannot include potentially dilutive common shares in the computation of any diluted per-share amount when a loss from continuing operations exists. If the Company had not recorded a loss from continuing operations in the second quarter of 2009, 505,322 dilutive shares would have been included in diluted earnings per share.

5 — Stock Options and Restricted Stock Awards
Valuation and Expense Information
The Company accounts for stock-based compensation in accordance with Accounting Standards Codification (“ASC”) 718-10, “Compensation — Stock Compensation,” which requires the measurement and recognition of compensation expense for all share-based payment awards made to the Company’s employees and directors including employee stock options, restricted share awards and employee stock purchases related to the Employee Stock Purchase Plan based on estimated fair values. During the three months ended June 30, 2010, the Company granted stock awards to directors as authorized by the Rush Enterprises, Inc. Amended and Restated 2006 Non-Employee Director Stock Plan. Stock-based compensation expense, calculated using the Black-Scholes option-pricing model and included in selling, general and administrative expense, was $1.0 million for the three months ended June 30, 2010, and $1.2 million for the three months ended June 30, 2009. Stock-based compensation expense, included in selling, general and administrative expense, for the six months ended June 30, 2010, was $2.9 million and for the six months ended June 30, 2009, was $2.5 million. As of June 30, 2010, there was $6.3 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements to be recognized over a weighted-average period of 3.3 years.
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
As of June 30, 2010 and June 30, 2009, the Company held $7.6 million of auction rate securities with underlying tax-exempt municipal bonds with stated maturities of 21 years. These bonds have credit wrap insurance and a credit rating of A by Standard & Poor’s.
The Company believes that the credit quality and fair value of the auction rate securities it holds has not been negatively impacted; therefore, no impairment charges have been recorded as of June 30, 2010. As of June 30, 2010, the Company has valued these investments at fair value, which approximates cost. The Company used observable inputs to determine fair value, including consideration of broker quotes, the overall quality of the underlying municipality, the credit quality of the insurance company, as well as successful subsequent auctions. Accordingly, the Company has considered this fair value to be a Level 2 valuation under ASC 820-10, “Fair Value Measurements and Disclosures.” If the credit quality of these investments deteriorates, or adverse developments occur in the bond insurance market, the Company may be required to record an impairment charge on these investments in the future.
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

8 — Segment Information
The Company currently has one reportable business segment, the Truck segment. The Truck segment operates a network of Rush Truck Centers that provide an integrated one-stop source for the trucking needs of its customers, including retail sales of new and used commercial vehicles; aftermarket parts, service and body shop facilities; and a wide array of financial services, including the financing of new and used commercial vehicle purchases, insurance products and truck leasing and rentals. The truck centers are deemed as a single reporting unit because they have similar economic characteristics. The Company’s chief operating decision maker considers the entire Truck segment, not individual dealerships when making decisions about resources to be allocated to the segment and assess its performance.
The Construction Equipment segment will no longer be reported as a separate business segment due to the Company’s decision to sell its John Deere construction equipment business. See Note 13 for further discussion of the sale of the construction equipment business. The assets of the construction equipment business have been included in the All Other segment assets in the table below.
The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on income before income taxes not including extraordinary items.
The Company accounts for intersegment sales and transfers as if the sales or transfers were to third parties, that is, at current market prices. There were no material intersegment sales during the quarters ended June 30, 2010 and 2009.
The Company’s reportable segment is a strategic business unit that offers different products and services. It is managed separately because the business unit requires different technology and marketing strategies. Business units were maintained through expansion and acquisitions. The following table contains summarized information about reportable segment profit or loss and segment assets for the periods ended June 30, 2010 and 2009 (in thousands):

	Truck
	Segment	All Other	Totals

As of and for the three months ended June 30, 2010

Revenues from external customers	$325,673	$4,166	$329,839
Segment income from continuing operations before taxes	8,857	108	8,965
Segment assets	1,049,053	53,480	1,102,533

As of and for the six months ended June 30, 2010

Revenues from external customers	$621,431	$7,696	$629,127
Segment income (loss) from continuing operations before taxes	12,347	(311)	12,036

As of and for the three months ended June 30, 2009

Revenues from external customers	$298,266	$4,305	$302,571
Segment (loss) from continuing operations before taxes	(3,838)	(396)	(4,234)
Segment assets	907,990	57,488	965,478

As of and for the six months ended June 30, 2009

Revenues from external customers	$611,510	$8,552	$620,062
Segment (loss) from continuing operations before taxes	(125)	(872)	(997)
Revenues from segments below the quantitative thresholds are attributable to three operating segments of the Company. Those segments include a tire retailing company, an insurance company and a guest ranch operation. None of those segments has ever met any of the quantitative thresholds for determining reportable segments.
9 — Income Taxes
The Company included accruals for unrecognized income tax benefits totaling $1.8 million as a component of accrued liabilities as of June 30, 2010 and December 31, 2009. The unrecognized tax benefits of $1.8 million at June 30, 2010, if recognized, would impact the Company’s effective tax rate. An unfavorable settlement would require a charge to income tax expense and a favorable resolution would be recognized as a reduction to income tax expense. As of June 30, 2010, the Company accrued interest of $135,000 related to unrecognized tax benefits in the current provision for income taxes. No amounts were accrued for penalties.

The Company does not anticipate a significant change in the amount of unrecognized tax benefits in the next 12 months. As of June 30, 2010, the tax years ended December 31, 2008 through 2009 remained subject to audit by federal tax authorities and the tax years ended December 31, 2005 through 2009, remained subject to audit by state tax authorities.
10 — Fair Value of Financial Instruments
Certain methods and assumptions were used by the Company in estimating the fair value of financial instruments at June 30, 2010. The carrying value of current assets and current liabilities approximates the fair value due to the short maturity of these items.
The fair value of the Company’s long-term debt is based on secondary market indicators. Since the Company’s debt is not quoted, estimates are based on each obligation’s characteristics, including remaining maturities, interest rate, credit rating, collateral, amortization schedule and liquidity. The carrying amount approximates fair value.
11 — Medium-Duty GMC Truck Franchises
During the second quarter of 2009, General Motors made the decision to terminate its medium-duty GMC truck production and wind-down the Company’s medium-duty GMC truck franchises, which forced the Company to take a $6.7 million pre-tax asset impairment charge. The impairment charge was offset by $1.8 million in assistance from General Motors. This impairment charge resulted in a net charge to cost of sales of $4.0 million, a net charge to SG&A expense of $0.1 million and a charge to amortization expense of $0.8 million during the second quarter of 2009. During the third and fourth quarters of 2009, the Company adjusted the estimated impairment charge related to the medium-duty GMC truck and parts inventories, which resulted in a net credit to cost of sales of $1.9 million.
12 — Acquisition
On May 24, 2010, the Company acquired certain assets of Lake City Companies, LLC and certain of its subsidiaries and affiliates (collectively, “Lake City International”). Lake City International operated a commercial truck and bus sales, service, parts, finance and leasing business representing multiple brands. The newly acquired dealerships include five locations in Utah, five locations in Idaho and one location in Oregon. These locations are operating as Rush Truck Centers that offer a combination of International heavy- and medium-duty trucks, Autocar trucks, Mitsubishi Fuso medium-duty trucks, IC buses and Workhorse chassis in addition to parts, service, body shop, financing and insurance capabilities. Rush Truck Leasing will operate Idealease truck rental and leasing franchises at existing locations in Salt Lake City, Utah, and Boise, Idaho. The transaction, including the real estate, was valued at approximately $70.0 million. The purchase price for the assets of the business was paid in cash and the purchase price for the real estate was partially paid in cash with the remainder financed with long-term debt.
The operations of Lake City International are included in the accompanying consolidated financial statements from the date of the acquisition. Pro forma information is not included in accordance with ASC topic 805. The preliminary purchase price has been allocated based on the fair values of the assets at the date of acquisition as follows (in thousands):

Prepaid expenses	$205
Accounts and notes receivable	5,955
Inventories	10,722
Property and equipment, including real estate	47,802
Other assets	309
Accounts payable	(175)
Accrued expenses	(3,555)
Floor plan notes payable	(275)
Notes payable	(178)
Goodwill	9,164

Total	$69,974

As the value of certain assets and liabilities are preliminary in nature, they are subject to adjustment as additional information is obtained about the facts and circumstances that existed at the acquisition date. When the valuation is final, any changes to the preliminary valuation of acquired assets and liabilities could result in adjustments to identified intangibles and goodwill. The Company financed approximately $37.5 million of the purchase price under its floor plan, accounts receivable, lease and rental truck financing arrangements and a real estate loan. As part of the Lake City International acquisition, the Company assumed certain contingent liabilities for notes initiated on behalf of Lake City International related to the sale of commercial vehicles. The contingent liability had an estimated fair value of $2.0 million and was recorded as an accrued liability.
The portion of goodwill related to the asset purchase of Lake City International will be capitalized and subject to impairment review on at least an annual basis. For federal tax purposes the goodwill will be amortized over 15 years. The above acquisition of Lake City International was considered a business combination accounted for under ASC topic 805.
13 — Discontinued Operations
On June 18, 2010, the Company announced that it had entered into a definitive agreement to sell the assets of its John Deere construction equipment business, including its Rush Equipment Centers in Houston and Beaumont, Texas, to Doggett Heavy Machinery Services, LLC. The total purchase price for the Rush Equipment Centers is estimated to be approximately $37.0 million. The transaction, which is subject to customary closing conditions, is expected to close in the third or fourth quarter of 2010. The Company expects to record a gain on the transaction during the third or fourth quarter of 2010. As a result of these actions, the Construction Equipment segment will no longer be reported as a separate business segment.
At closing, Doggett Heavy Machinery Services, LLC will enter into a lease agreement with Rush Equipment Centers of Texas, Inc. to lease the facility where Rush Equipment Center, Houston is located from an affiliate of the Company. The lease provides for an initial three year term with the option for lessee to terminate the lease with 30 days notice. The Company’s continuing involvement in the operations of the construction equipment business is limited to the lease agreement and will not be significant.
The results of operations of the construction equipment business have been classified as discontinued operations in the Company’s consolidated statements of operations for all periods presented, and excluded from business segment information. Similarly, certain assets of the construction equipment business have been separately identified in the consolidated balance sheet as being held for sale.
Net sales and earnings before income taxes related to the discontinued business were as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
Net Sales	$9,102	$9,557	$18,210	$21,152

Earnings before income taxes:
Results of operations from discontinued operations before income taxes	469	276	1,012	1,141
Income tax (expense)	(197)	(108)	(425)	(445)

Net income from discontinued operations	$272	$168	$587	$696

The major classes of assets of the discontinued operations classified as held for sale and included in the consolidated balance sheet were as follows (in thousands):

	2010	2009
Inventories	$19,168	$17,736
Goodwill	4,075	4,075
Property and equipment, net	683	908
Prepaid expenses	3	—

Assets held for sale	$23,929	$22,719

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Certain statements contained in this Form 10-Q (or otherwise made by the Company or on the Company’s behalf from time to time in other reports, filings with the Securities and Exchange Commission, news releases, conferences, website postings or otherwise) that are not statements of historical fact constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended(the “Exchange Act”), notwithstanding that such statements are not specifically identified. Forward-looking statements include statements about the Company’s financial position, business strategy and plans and objectives of management of the Company for future operations. These forward-looking statements reflect the best judgments of the Company about the future events and trends based on the beliefs of the Company’s management as well as assumptions made by and information currently available to the Company’s management. Use of the words “may,” “should,” “continue,” “plan,” “potential,” “anticipate,” “believe,” “estimate,” “expect” and “intend” and words or phrases of similar import, as they relate to the Company or its subsidiaries or Company management, are intended to identify forward-looking statements but are not the exclusive means of identifying such statements. Forward-looking statements reflect the current view of the Company with respect to future events and are subject to risks and uncertainties that could cause actual results to differ materially from those in such statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, those set forth under Item 1A—Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 as well as future growth rates and margins for certain of our products and services, future demand for our products and services, competitive factors, general economic conditions, cyclicality, market conditions in the new and used commercial vehicle and equipment markets, customer relations, relationships with vendors, approval by John Deere of the disposition of Rush Equipment Centers, the interest rate environment, governmental regulation and supervision, seasonality, distribution networks, product introductions and acceptance, technological change, changes in industry practices, one-time events and other factors described herein and in the Company’s quarterly and other reports filed with the Securities and Exchange Commission (collectively, “Cautionary Statements”). Although the Company believes that its expectations are reasonable, it can give no assurance that such expectations will prove to be correct. Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described in any forward-looking statements. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the applicable Cautionary Statements. All forward-looking statements speak only as the date on which they are made and the Company undertakes no duty to update or revise any forward-looking statements.
The following comments should be read in conjunction with the Company’s consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q.
Note Regarding Trademarks Used in This Form 10-Q
Peterbilt® is a registered trademark of Peterbilt Motors Company. PACCAR® is a registered trademark of PACCAR, Inc. GMC® is a registered trademark of General Motors Corporation. Hino® is a registered trademark of Hino Motors, Ltd. UD® is a registered trademark of UD Truck North America, Ltd. Isuzu® is a registered trademark of Isuzu Motors Limited. John Deere® is a registered trademark of Deere & Company. Kenworth® is a registered trademark of PACCAR, Inc. doing business as Kenworth Truck Company. Volvo® is a registered trademark of Volvo Trademark Holding AB. Freightliner® is a registered trademark of Freightliner Corporation. Mack® is a registered trademark of Mack Trucks, Inc. Navistar® is a registered trademark of Navistar International Corporation. Caterpillar® is a registered trademark of Caterpillar, Inc. PacLease® is a registered trademark of PACCAR Leasing Corporation. CitiCapital® is a registered trademark of Citicorp. Ford® is a registered trademark of Ford Motor Company. Cummins® is a registered trademark of Cummins Intellectual Property, Inc. Eaton® is a registered trademark of Eaton Corporation. Arvin Meritor® is a registered trademark of Meritor Technology, Inc. Case® is a registered trademark of Case Corporation. Komatsu® is a registered trademark of Kabushiki Kaisha Komatsu Seisakusho Corporation Japan. The CIT Group® is a registered trademark of CIT Group Holdings, Inc. JPMorgan Chase® is a registered trademark of JP Morgan Chase & Co. SAP® is a registered trademark of SAP Aktiengesellschaft. International® is a registered trademark of Navistar International Transportation Corp. Blue Bird® is a registered trademark of Blue Bird Investment Corporation. Autocar® is a registered trademark of Shem, LLC. IC Bus® is a registered trademark of IC Bus, LLC. Collins Bus Corporation® is a registered trademark of Collins Bus Corporation. Fuso® is a registered trademark of Mitsubishi Fuso Truck and Bus Corporation. Workhorse® is a registered trademark of Workhorse Custom Chassis, LLC.
General
Rush Enterprises, Inc. was incorporated in 1965 under the laws of the State of Texas. The Company operates a Truck segment and conducts business through numerous subsidiaries, all of which it wholly owns, directly or indirectly. Its principal offices are located at 555 IH 35 South, New Braunfels, Texas 78130.

The Company is a full-service, integrated retailer of premium transportation and construction equipment and related services. The Truck segment operates a regional network of Rush Truck Centers. Rush Truck Centers primarily sell commercial vehicles manufactured by Peterbilt, International, Hino, UD, Ford, Isuzu, Mitsubishi Fuso, IC Bus or Blue Bird. Through its strategically located network of Rush Truck Centers, the Company provides one-stop service for the needs of its customers, including retail sales of new and used commercial vehicles, aftermarket parts sales, service and repair facilities, and financing, leasing and rental, and insurance products.
The Company’s Rush Truck Centers are principally located in high traffic areas throughout the southern United States. Since commencing operations as a Peterbilt heavy-duty truck dealer in 1966, the Company has grown to operate more than 60 Rush Truck Centers in Alabama, Arizona, California, Colorado, Florida, Georgia, Idaho, New Mexico, North Carolina, Oklahoma, Oregon, Tennessee, Texas and Utah.
Our business strategy consists of providing our customers with competitively priced products supported with timely and reliable service through our integrated dealer network. We intend to continue to implement our business strategy, reinforce customer loyalty and remain a market leader by continuing to develop our Rush Truck Centers as we extend our geographic focus through strategic acquisitions of new locations and expansions of our existing facilities and product lines.
The Construction Equipment segment will no longer be reported as a separate business segment due to the Company’s decision to sell its John Deere construction equipment business.
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

Results of Operations
The following discussion and analysis includes the Company’s historical results of operations for the three months and six months ended June 30, 2010 and 2009.
The following table sets forth for the periods indicated certain financial data as a percentage of total revenues:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

New and used truck sales	58.0%	61.9%	59.1%	61.8%
Parts and service	36.0	32.6	35.0	32.8
Construction equipment sales	—	—	—	—
Lease and rental	4.9	4.4	4.8	4.3
Finance and insurance	0.6	0.7	0.6	0.6
Other	0.5	0.4	0.5	0.5

Total revenues	100.0	100.0	100.0	100.0
Cost of products sold	79.0	83.3	79.8	82.4

Gross profit	21.0	16.7	20.2	17.6
Selling, general and administrative	16.8	16.1	16.7	15.9
Depreciation and amortization	1.1	1.5	1.1	1.4
Gain on sale of assets	0.0	0.0	0.0	0.0

Operating income	3.1	(0.9)	2.4	0.3
Interest expense, net	0.4	0.5	0.4	0.5

Income from continuing operations before income taxes	2.7	(1.4)	2.0	(0.2)
Provision for income taxes	1.1	(0.8)	0.8	(0.3)

Income from continuing operations	1.6	(0.6)	1.2	0.1
Income from discontinued operations	0.1	0.1	0.1	0.1

Net income	1.7%	(0.5)%	1.3%	0.2%

The following table sets forth the unit sales and revenue for new heavy-duty, new medium-duty and used trucks and the absorption rate for the periods indicated (revenue in millions):

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
	2010	2009	Change	2010	2009	Change
Truck unit sales:
New heavy-duty trucks	813	954	(14.8%)	1,782	1,986	(10.3%)
New medium-duty trucks	828	638	29.8%	1,439	1,392	3.4%

Total new truck unit sales	1,641	1,592	3.1%	3,221	3,378	(4.6%)

Used truck unit sales	889	776	14.6%	1,575	1,353	16.4%

Truck revenue:
New heavy-duty trucks	$104.7	$116.3	(10.0%)	$222.9	$240.3	(7.2%)
New medium-duty trucks	50.3	40.7	23.6%	87.7	89.5	(2.0%)

Total new truck revenue	$155.0	$157.0	(1.3%)	$310.6	$329.8	(5.8%)

Used truck revenue	$35.5	$29.8	19.1%	$60.1	$52.5	14.5%

Other revenue:(1)	$0.8	$0.3	166.7%	$1.2	$0.8	50.0%

Absorption rate:	104.3%	95.2%	9.6%	100.8%	96.2%	4.8%

(1)	Includes sales of truck bodies, trailers and other new equipment.

Key Performance Indicator
Absorption Rate
Management uses several performance metrics to evaluate the performance of its commercial vehicle dealerships, and considers Rush Truck Centers’ “absorption rate” to be of critical importance. Absorption rate is calculated by dividing the gross profit from the parts, service and body shop departments by the overhead expenses of all of a dealership’s departments, except for the selling expenses of the new and used commercial vehicle departments and carrying costs of new and used commercial vehicle inventory. When 100% absorption is achieved, then gross profit from the sale of a commercial vehicle, after sales commissions and inventory carrying costs, directly impacts operating profit. In 1999, the Company’s truck dealerships’ absorption rate was approximately 80%. The Company has made a concerted effort to increase its absorption rate since 1999. The Company’s truck dealerships achieved a 104.3% absorption rate for the second quarter of 2010 and 95.2% absorption rate for the second quarter in 2009.
Three Months Ended June 30, 2010, Compared to Three Months Ended June 30, 2009
As expected, retail sales of new heavy- and medium-duty trucks remained sluggish throughout the second quarter, as fleets remain hesitant to take delivery of new trucks. Additionally, higher priced 2010 emissions-compliant engines are now the only engines available in most new trucks, and demand is limited as few fleets want to be among the first to adopt the new technology. The used truck market continued to improve in the second quarter due to an undersupply of used trucks as a result of depressed new truck sales in recent years. Truck dealership parts, service and body shop operations have accelerated, with revenues increasing in the second quarter of 2010 by 21.1% compared to the second quarter of 2009. The Company expects parts, service and body shop operations to remain at current levels throughout the year. According to A.C.T. Research Co., LLC (“A.C.T. Research”), a truck industry data and forecasting service provider, the average age of truck fleets remains the highest in history. Because of the aging fleet, the Company believes that the demand for maintenance will remain strong.
The Company and industry analysts expect a strong recovery in commercial vehicle retail sales in 2011, 2012 and 2013. A.C.T. Research currently predicts U.S. retail sales of Class 8 trucks of approximately 108,300 units in 2010, an 11.7% increase from the number of deliveries in 2009, and 178,000 units in 2011. A.C.T. Research currently predicts U.S. retail sales of Class 4, 5, 6, and 7 medium-duty commercial vehicles of approximately 115,500 units in 2010, a 3.7% increase from the number of deliveries in 2009, and 144,000 units in 2011.
As excess truck capacity and freight demand have equalized, more trucks have been put into service, which is increasing the need for maintenance and repair. The Company is optimistic that the increase in our parts and service operations is an indicator that a sustainable recovery has begun and should continue throughout the year. The Company believes that overall parts, service and body shop revenues should remain at the same levels seen in the second quarter throughout the remainder of 2010.
On June 18, 2010, the Company announced that it entered into a definitive agreement to sell the assets of its John Deere construction equipment business, including its Rush Equipment Centers in Houston and Beaumont, Texas, to Doggett Heavy Machinery Services, LLC. The total purchase price for the Rush Equipment Centers is estimated to be approximately $37.0 million. The transaction, which is subject to customary closing conditions, including approval by John Deere, is expected to close in the third or fourth quarter of 2010. As a result of this announcement, the results of the Company’s construction equipment business are being reported as income from discontinued operations.
The Company previously announced that on May 24, 2010 it acquired certain assets of Lake City International. Lake City International operated a commercial truck and bus sales, service, parts, finance and leasing business representing multiple brands. The acquisition expanded the Company’s contiguous network of Rush Truck Centers to 60 locations in 14 states. The newly acquired dealerships include five locations in Utah, five locations in Idaho and one location in Oregon. These locations are operating as Rush Truck Centers that offer a combination of International heavy- and medium-duty trucks, Autocar trucks, Mitsubishi Fuso medium-duty trucks, IC buses and Workhorse chassis in addition to parts, service, body shop, financing and insurance capabilities. Rush Truck Leasing will operate Idealease truck rental and leasing franchises at existing locations in Salt Lake City, Utah, and Boise, Idaho.
During the second quarter of 2009, General Motors made the decision to terminate its medium-duty GMC truck production and wind-down the Company’s medium-duty GMC truck franchises, which forced the Company to take a $6.7 million pre-tax asset impairment charge. The impairment charge was offset by $1.8 million in assistance from General Motors, which was recorded as a receivable from General Motors. This impairment charge resulted in a net charge to cost of sales of $4.0 million, a net charge to SG&A expense of $0.1 million and a charge to amortization expense of $0.8 million during the second quarter of 2009. During the third and fourth quarters of 2009, the Company adjusted the estimated impairment charge related to the medium-duty GMC truck and parts inventories, which resulted in a net credit to cost of sales of $1.9 million.

Revenues
Revenues increased $27.3 million, or 9.0%, in the second quarter of 2010, compared to the second quarter of 2009. Sales of new and used trucks increased $4.2 million, or 2.2%, in the second quarter of 2010, compared to the second quarter of 2009. General economic conditions, the unavailability of credit to certain buyers and reluctance of fleets to purchase new diesel engine technology continue to limit demand for new trucks.
The Company sold 813 heavy-duty trucks in the second quarter of 2010, a 14.8% decrease compared to 954 heavy-duty trucks in the second quarter of 2009. According to A.C.T. Research, the U.S. Class 8 truck market increased 10.0% in the second quarter of 2010 compared to the second quarter of 2009. The Company’s share of the U.S. Class 8 truck sales market was approximately 4.1% in 2009. Some of the Company’s fleet customers chose to delay purchases of heavy-duty trucks, which contributed to the decrease in the Company’s heavy-duty truck sales during the second quarter of 2010 relative to 2009 and the overall market. The Company expects its share to range between 3.7% and 4.1% of the U.S. Class 8 truck market in 2010, which would result in the sale of approximately 4,000 to 4,400 Class 8 trucks based on current U.S. retail sales estimates of 108,300 units.
The Company sold 828 medium-duty commercial vehicles, including 105 buses, in the second quarter of 2010, a 29.8% increase compared to 638 medium-duty commercial vehicles in the second quarter of 2009. A.C.T. Research estimates that unit sales of Class 4 through 7 commercial vehicles in the U.S. increased approximately 11.0% in the second quarter of 2010 compared to the second quarter of 2009. In 2009, the Company achieved a 2.4% share of the Class 4 through 7 commercial vehicle sales market in the U.S. The Company expects its share to range between 2.4% and 2.5% of the U.S. Class 4 through 7 commercial vehicle sales market in 2010. This market share percentage would result in the sale of approximately 2,700 to 2,900 of Class 4 through 7 commercial vehicles in 2010 based on current U.S. retail sales estimates of approximately 115,500 units.
The Company sold 889 used commercial vehicles in the second quarter of 2010, a 14.6% increase compared to 776 used commercial vehicles in the second quarter of 2009. The Company expects demand for used commercial vehicles to remain high in 2010, but sales will be largely dependent upon our ability to acquire quality used trucks and maintain an adequate used truck inventory. The Company expects to sell approximately 3,100 to 3,400 used commercial vehicles in 2010.
Parts and service sales increased $19.8 million, or 20.1%, in the second quarter of 2010 compared to the second quarter of 2009. The Company’s acquisition of Lake City International contributed $3.9 million of the increase. The Company expects parts and service sales to remain strong during the remainder of the year. As excess truck capacity equalizes with freight demand, more trucks that had been put out of service are being put back into service and trucks are driving more miles, which increases the need for maintenance and repair.
Truck lease and rental revenues increased $3.0 million, or 22.8%, in the second quarter of 2010 compared to the second quarter of 2009. The Company’s acquisition of Lake City International contributed $1.0 million of the increase. The remainder of the increase in lease and rental revenue is consistent with management’s expectations, which are based upon the increased number of units put into service in the lease and rental fleet during 2009 and 2010 and increasing rental fleet utilization. The Company expects lease and rental revenue to increase 8% to 12% during 2010, compared to 2009 based on the increase of units in the lease and rental fleet.
Finance and insurance revenues decreased $0.2 million, or 8.2%, in the second quarter of 2010 compared to the second quarter of 2009. The decrease in finance and insurance revenue is a direct result of the decline in new Class 8 truck sales. The Company expects finance and insurance revenue to fluctuate proportionately with the Company’s new Class 8 truck sales in 2010. Finance and insurance revenues have limited direct costs and, therefore, contribute a disproportionate share of the Company’s operating profits.
Other income increased $0.5 million, or 36.5% in the second quarter of 2010 compared to the second quarter of 2009. Other income consists primarily of the gain on sale realized on trucks from the lease and rental fleet, document fees related to commercial vehicle sales, mineral royalties and purchase discounts.

Gross Profit
Gross profit increased $18.6 million, or 36.8%, in the second quarter of 2010 compared to the second quarter of 2009. Gross profit as a percentage of sales increased to 21.0% in the second quarter of 2010 from 16.7% in the second quarter of 2009. This increase in gross profit as a percentage of sales is primarily a result of a change in our product sales mix. Commercial vehicle sales, a lower margin revenue item, decreased as a percentage of total revenue to 58.0% in 2010, from 61.9% in 2009. Parts and service revenue, a higher margin revenue item, increased as a percentage of total revenue to 36.0% in 2010, from 32.6% in 2009.
Gross margins on Class 8 truck sales increased to 8.1% in the second quarter of 2010 from 5.1% in the second quarter of 2009. Gross margins on Class 8 truck sales during the second quarter of 2010 increased relative to 2009 because of a customer mix that included fewer large fleets. In 2010, the Company expects overall gross margins from Class 8 truck sales of approximately 6.0% to 8.0%, depending upon the mix of customer base and products sold.
Gross margins on medium-duty commercial vehicle sales increased to 5.6% in the second quarter of 2010 from (1.6%) in the second quarter of 2009. The gross margins during the second quarter of 2009 were impacted by the write-down of new GMC medium-duty truck inventory caused by General Motors’ decision to stop manufacturing GMC medium-duty trucks and wind-down the Company’s GMC medium-duty truck franchise agreements. Gross margins on medium-duty commercial vehicles are difficult to forecast accurately because gross margins vary significantly depending upon the mix of fleet and non-fleet purchasers and types of medium-duty commercial vehicles sold. For 2010, the Company expects overall gross margins from medium-duty commercial vehicle sales of approximately 5.0% to 7.0%, but this will largely depend upon the mix of customer base and products sold.
Gross margins on used commercial vehicle sales increased to 14.7% in the second quarter of 2010 from 6.7% in the second quarter of 2009. This increase was largely attributable to increased demand for high quality used commercial vehicles due to the increased cost of new 2010 emission compliant commercial vehicles. The Company expects margins on used commercial vehicles to return to historical margins of 8.0 to 10.0% in the third and fourth quarters of 2010, which will result in margins of approximately 8.5% to 11.5% for the year.
Gross margins from the Company’s parts, service and body shop operations increased to 39.1% in the second quarter of 2010 from 38.6% in the second quarter of 2009. Gross profit for the parts, service and body shop departments increased to $46.3 million in the second quarter of 2010 from $38.1 million in the second quarter of 2009. The Company expects gross margins on parts, service and body shop operations of approximately 38.0% to 40.0% during 2010.
Gross margins from truck lease and rental sales increased to 16.2% in the second quarter of 2010 from approximately 12.4% in the second quarter of 2009. The increase in the gross margin from lease and rental sales is primarily due to the increased utilization of trucks in our rental fleet. The Company expects gross margins from lease and rental sales of approximately 12.0% to 16.0% during 2010 primarily depending upon general economic conditions. The Company’s policy is to depreciate its lease and rental fleet using a straight line method over the customer’s contractual lease term. The lease unit is depreciated to a residual value that approximates fair value at the expiration of the lease term. This policy results in the Company realizing reasonable gross margins while the unit is in service and a corresponding gain or loss on sale when the unit is sold at the end of the lease term.
Finance and insurance revenues and other income, as described above, have limited direct costs and, therefore, contribute a disproportionate share of gross profit.
Selling, General and Administrative Expenses
Selling, General and Administrative (“SG&A”) expenses increased $6.4 million, or 13.2%, in the second quarter of 2010 compared to the second quarter of 2009. SG&A expenses as a percentage of sales increased to 16.7% in the second quarter of 2010 from 16.1% in the second quarter of 2009. Prior to 2009, SG&A expenses as a percentage of sales historically ranged from 10.0% to 15.0%. In general, when new and used commercial vehicle revenue decreases as a percentage of revenue, SG&A expenses as a percentage of revenue will be at, or exceed, the higher end of this range. The Company earns federal income tax credits on the sale of alternative fuel vehicles to tax-exempt entities. A portion of these tax credits are passed back to the tax-exempt customer and are reflected as SG&A expense to the Company. In the second quarter of 2010, the selling portion of SG&A expenses, which consists primarily of commissions on commercial vehicle and construction equipment sales, increased 11.3% and the general and administrative portion of SG&A expenses increased 13.3% compared to the second quarter of 2009. For 2010, the Company expects the selling portion of SG&A expenses to be approximately 25% to 28% of new and used commercial vehicle gross profit. The selling portion of SG&A expenses varies based on the gross profit derived from commercial vehicle sales. The Company expects SG&A expenses as a percentage of sales to range from 15.5% to 17.0% for the remainder of 2010.

Interest Expense, Net
Net interest expense remained relatively flat in the second quarter of 2010 compared to the second quarter of 2009. The Company expects net interest expense for the remainder of 2010 to increase compared to 2009 based on anticipated increases in inventory levels and impending modification to the Company’s floor plan agreement in the second half of 2010, which will likely result in increased floor plan interest.
Income from Continuing Operations before Income Taxes
Income from continuing operations before income taxes increased $13.2 million in the second quarter of 2010 compared to the second quarter of 2009, as a result of the factors described above. During the second quarter of 2009, General Motors made the decision to terminate its medium-duty GMC truck production and wind-down the Company’s medium-duty GMC truck franchises, which forced the Company to take a $6.7 million pre-tax asset impairment charge. The Company believes that income before income taxes in 2010 will increase compared to 2009 based on the factors described above.
Income Taxes
Income taxes increased $6.1 million in the second quarter of 2010 compared to the second quarter of 2009. The Company provided for taxes at a 42.0% effective rate in the second quarter of 2010 compared to an effective rate of 39.0% in the second quarter of 2009. Prior to the application of alternative fuel tax credits, the Company’s tax rate during the second quarter of 2010 increased primarily due to state regulations that assess taxes based on gross profit and non-deductible expenses. Historically, the Company’s effective tax rate has been approximately 36% to 38% of pretax income. When pretax income is low, state taxes that are calculated based on gross profit and non-deductible expenses become a larger percentage of pretax income, thereby increasing the Company’s effective tax rate in relation to its historical rates. If pretax income for 2010 is similar to pretax income in 2009, the Company expects its effective tax rate to be approximately 40.0% to 42.0% before the application of alternative fuel tax credits. In the second quarter of 2010, the Company received $0.2 million in tax credits for sales of alternative fuel vehicles to tax-exempt entities, compared to $0.9 million in the second quarter of 2009. The Company’s effective tax rate may vary significantly depending on the number of alternative fuel vehicles sold to tax-exempt entities.
Income from Discontinued Operations, net
Income from discontinued operations, net of income taxes increased to $0.3 million in the second quarter of 2010 from $0.2 million in the second quarter of 2009. Income from discontinued operations includes operating results for the Company’s construction equipment business.
Six Months Ended June 30, 2010, Compared to Six Months Ended June 30, 2009
Unless otherwise stated below, the Company’s variance explanations and future expectations with regard to the items discussed in this section are set forth in the discussion of the “Three Months Ended June 30, 2010, Compared to Three Months Ended June 30, 2009.”
Revenues increased $9.1 million, or 1.5%, in the first six months of 2010, compared to the first six months of 2009. Sales of new and used trucks decreased $11.2 million, or 2.9%, in the first six months of 2010, compared to the first six months of 2009.
The Company sold 1,782 heavy-duty units in the first six months of 2010, a 10.3% decrease compared to 1,986 heavy-duty trucks in the first six months of 2009. According to A.C.T. Research, the U.S. Class 8 truck market increased 12.0% in the first six months of 2010, compared to the first six months of 2009.
The Company sold 1,439 medium-duty commercial vehicles, including 202 buses, in the first six months of 2010, a 3.4% increase compared to 1,392 medium-duty commercial vehicles in the first six months of 2009. A.C.T. Research estimates that unit sales of Class 4 through 7 commercial vehicles in the U.S increased approximately 6.0% in the first six months of 2010, compared to the first six months of 2009.
The Company sold 1,575 used commercial vehicles in the first six months of 2010, a 16.4% increase compared to 1,353 used commercial vehicles in the first six months of 2009.

Parts and service sales increased $16.9 million, or 8.3%, in the first six months of 2010, compared to the first six months of 2009.
Truck lease and rental revenues increased $3.6 million, or 13.4%, in the first six months of 2010, compared to the first six months of 2009.
Finance and insurance revenues decreased $0.3 million, or 8.8%, in the first six months of 2010, compared to the first six months of 2009.
Other income increased $0.2 million, or 5.8%, in the first six months of 2010, compared to the first six months of 2009. Other income consists primarily of the gain on sale realized on trucks from the lease and rental fleet, document fees related to commercial vehicle sales, mineral royalties and purchase discounts.
Gross Profit
Gross profit increased $17.9 million, or 16.4%, in the first six months of 2010, compared to the first six months of 2009. Gross profit as a percentage of sales increased to 20.2% in the first six months of 2010 from 17.6% in the first six months of 2009.
Gross margins on Class 8 truck sales increased to 7.6% in the first six months of 2010, from 6.1% in the first six months of 2009.
Gross margins on medium-duty truck sales increased to 5.9% in the first six months of 2010, from 2.8% in the first six months of 2009.
Gross margins on used truck sales increased to 14.3% in the first six months of 2010, from 6.3% in the first six months of 2009.
Gross margins from the Company’s parts, service and body shop operations remained flat at 38.8% in the first six months of 2010 and the first six months of 2009. Gross profit for the parts, service and body shop departments was $85.5 million in the first six months of 2010, compared to $78.9 million in the first six months of 2009.
Gross margins from truck lease and rental sales increased to 14.6% in the first six months of 2010, from approximately 12.0% in the first six months of 2009.
Finance and insurance revenues and other income, as described above, has limited direct costs and, therefore, contributes a disproportionate share of gross profit.
Selling, General and Administrative Expenses
SG&A expenses increased $6.4 million, or 6.4%, in the first six months of 2010, compared to the first six months of 2009. SG&A expenses as a percentage of sales was 16.7% in the first six months of 2010 and 16.0% in the first six months of 2009.
Interest Expense, Net
Net interest expense decreased $0.3 million, or 9.0%, in the first six months of 2010, compared to the first six months of 2009.
Income from Continuing Operations before Income Taxes
Income from continuing operations before income taxes increased $13.0 million in the first six months of 2010, compared to the first six months of 2009.
Provision for Income Taxes
Income taxes increased $6.3 million in the first six months of 2010, compared to the first six months of 2009. The Company provided for taxes at a 42.0% rate in the first six months of 2010, compared to a rate of 39.0% in the first six months of 2009. The tax rate in the first six months of 2010 was offset $0.4 million by tax credits for sales of alternative fuel vehicles to tax-exempt entities.

Income from Discontinued Operations, net
Income from discontinued operations, net of income taxes decreased to $0.6 million in the second quarter of 2010 from $0.7 million in the second quarter of 2009. Income from discontinued operations includes operating results for the Company’s construction equipment business.
Liquidity and Capital Resources
The Company’s short-term cash requirements are primarily for working capital, inventory financing, the improvement and expansion of existing facilities, the development and implementation of SAP enterprise software and dealership management system, and the construction of new facilities. Historically, these cash requirements have been met through the retention of profits, borrowings under our floor plan arrangements and bank financings. The Company does not expect the absence of cash flows from discontinued operations to materially affect future liquidity and capital resources. As of June 30, 2010, the Company had working capital of approximately $132.7 million, including $135.8 million in cash available to fund our operations. The Company believes that these funds are sufficient to meet its short-term and long-term cash requirements.
The Company has a secured line of credit that provides for a maximum borrowing of $8.0 million. There were no advances outstanding under this secured line of credit at June 30, 2010, however, $7.1 million was pledged to secure various letters of credit related to self-insurance products, leaving $0.9 million available for future borrowings as of June 30, 2010.
The Company’s long-term real estate debt agreements require the Company to satisfy various financial ratios such as the debt to worth ratio and the fixed charge coverage ratio. The Company’s floor plan financing agreement with GE Capital does not contain financial covenants. At June 30, 2010, the Company was in compliance with all debt covenants. The Company does not anticipate any breach of the covenants in the foreseeable future.
Titan Technology Partners is currently implementing SAP enterprise software and a new SAP dealership management system for the Company. The total cost of the SAP software and implementation is estimated to be approximately $34.0 million. As of June 30, 2010, the Company had cumulative expenditures of $31.7 million related to the SAP project. The Company expects to spend approximately $1.5 million to $2.0 million related to the SAP project during the remainder of 2010.
The Company also expects to make capital expenditures for recurring items such as computers, shop tools and equipment and vehicles of approximately $6.0 million during the remainder of 2010.
On July 22, 2008, the Company’s Board of Directors approved a stock repurchase program authorizing the Company to repurchase, from time to time, up to an aggregate of $20,000,000 of its shares of Class A common stock and/or Class B common stock. Repurchases will be made at times and in amounts as the Company deems appropriate and will be made through open market transactions, privately negotiated transactions and other lawful means. The manner, timing and amount of any repurchases will be determined by the Company based on an evaluation of market conditions, stock price and other factors, including those related to the ownership requirements of its dealership agreements with manufacturers it represents. The stock repurchase program has no expiration date and may be suspended or discontinued at any time. While the stock repurchase program does not obligate the Company to acquire any particular amount or class of common stock, the Company anticipates that it will be repurchasing primarily shares of its Class B common stock. As of June 30, 2010, the Company has repurchased 1,639,843 shares of its Class B common stock at an aggregate cost of $17.9 million, none of which occurred during the second quarter of 2010.
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
On June 18, 2010, the Company announced that it had entered into a definitive agreement to sell the assets of its John Deere construction equipment business, including its Rush Equipment Centers in Houston and Beaumont, Texas, to Doggett Heavy Machinery Services, LLC. The total purchase price for the Rush Equipment Centers is estimated to be approximately $37.0 million. The transaction, which is subject to customary closing conditions, is expected to close in the third or fourth quarter of 2010. The Company expects to receive cash of approximately $13.5 to $14.0 million at closing and approximately $4.75 million over four years.

The Company has no other material commitments for capital expenditures as of June 30, 2010, except that the Company will continue to purchase vehicles for its lease and rental division and authorize capital expenditures for improvement and expansion of its existing dealership facilities and construction of new facilities based on market opportunities. The Company expects to purchase or lease trucks worth approximately $35.0 million for its leasing operations in 2010, depending on customer demand, all of which will be financed.
Cash Flows
Cash and cash equivalents decreased by $13.3 million during the six months ended June 30, 2010, and decreased by $25.5 million during the six months ended June 30, 2009. The major components of these changes are discussed below. Cash flows from discontinued operations are included in the components of the statement of cash flows as described below.
Cash Flows from Operating Activities
Cash flows from operating activities include net income adjusted for non-cash items and the effects of changes in working capital. During the second quarter of 2010, operating activities resulted in net cash provided by operations of $5.5 million. Cash provided by operating activities was primarily impacted by the increase in inventories and accounts receivable which was offset by the increase in accounts payable and accrued expenses. During the first six months of 2009, operating activities resulted in net cash provided by operations of $78.0 million. Cash provided by operating activities was primarily impacted by the decrease in receivables and inventories which was offset by the decrease in accounts payable and accrued expenses.
Cash flows from operating activities as adjusted for all draws and (payments) on floor plan notes (“Adjusted Cash Flows from Operating Activities”) was $50.0 million for the six months ended June 30, 2010, and $14.0 million for the six months ended June 30, 2009. Generally, all vehicle and construction equipment dealers finance the purchase of vehicles and construction equipment with floor plan borrowings, and our agreements with our floor plan providers require us to repay amounts borrowed for the purchase of such vehicles and equipment immediately after they are sold. As a result, changes in floor plan notes payable are directly linked to changes in vehicle and construction equipment inventory. However, as reflected in our consolidated statements of cash flows, changes in inventory are recorded as cash flows from operating activities, and draws and (payments) on floor plan notes are recorded as cash flows from financing activities.
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

	Six Months Ended
	June 30,
	2010	2009
Net cash provided by operating activities (GAAP)	$5,486	$77,995
(Draws) payments on floor plan notes payable	44,504	(64,022)

Adjusted Cash Flows from Operating Activities (Non-GAAP)	$49,990	$13,973

Cash Flows from Investing Activities
Cash flows used in investing activities consist primarily of cash used for capital expenditures and business acquisitions. During the first six months of 2010, cash used in investing activities was $62.9 million. Capital expenditures consisted of purchases of property and equipment and improvements to our existing dealership facilities of $28.6 million. Property and equipment purchases during the first six months of 2010 consisted of $17.9 million for additional units for rental and leasing operations, which was directly offset by borrowings of long-term debt. The Company expects to purchase or lease trucks worth approximately $35.0 million for its leasing operations in 2010, depending on customer demand, all of which will be financed. Cash used in business acquisitions was $32.5 million during the first six months of 2010 (See Note 12 - Acquisitions of Notes to Consolidated Financial Statements). During the remainder of 2010, the Company expects to make capital expenditures for recurring items such as computers, shop equipment and vehicles of approximately $6.0 million, in addition to $1.5 million to $2.0 million for the SAP project described above.
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
Cash Flows from Financing Activities
Cash flows from financing activities include borrowings and repayments of long-term debt and net proceeds of floor plan notes payable. Cash provided by financing activities was $44.1 million during the first six months of 2010. The Company had borrowings of long-term debt of $26.9 million and repayments of long-term debt of $24.8 million during the first six months of 2010. The Company had net draws on floor plan notes payable of $44.5 million during the first six months of 2010. The borrowings of long-term debt were primarily related to units for the rental and leasing operations.
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
Substantially all of the Company’s commercial vehicle purchases are made on terms requiring payment within 15 days or less from the date the commercial vehicles are invoiced from the factory. Effective August 1, 2007, the Company entered into an Amended and Restated Wholesale Security Agreement with GE Capital. Interest under the floor plan financing agreement is payable monthly and the rate varies from LIBOR plus 1.15% to LIBOR plus 1.50% depending on the month-end average aggregate amount outstanding under our GE Capital floor plan arrangement. The Company finances substantially all of the purchase price of its new commercial vehicle inventory, and the loan value of its used commercial vehicle inventory under the floor plan financing agreement with GE Capital, under which GE Capital pays the manufacturer directly with respect to new commercial vehicles. The Company makes monthly interest payments to GE Capital on the amount financed, but is not required to commence loan principal repayments on any vehicle until such vehicle has been floor planned for 12 months or is sold. The floor plan financing agreement allows for prepayments with monthly adjustments to the interest due on outstanding advances. On June 30, 2010, the Company had approximately $222.0 million outstanding under its floor plan financing agreement with GE Capital. In connection with the Amended and Restated Wholesale Agreement with GE Capital, the Company executed a Continuing Guaranty in favor of GE Capital to a maximum principal amount of $600 million, plus unpaid interest and reasonable costs of collection. Except for the procedures and other terms and conditions set forth in the Amended and Restated Wholesale Agreement, the Company is not aware of any limitation on the Company’s ability to access capital through this facility.
Substantially all of the Company’s new construction equipment purchases are financed by John Deere and JPMorgan Chase (“Chase”). The agreement with John Deere provides for interest at prime plus 1.5%, however, there is an interest free financing period, after which time the amount financed is required to be paid in full. When construction equipment is sold prior to the expiration of the interest free finance period, the Company is required to repay the principal within approximately ten days of the sale. If the construction equipment financed by John Deere is not sold within the interest free finance period, the Company transfers the financed equipment to the Chase floor plan arrangement. New and used construction equipment is financed to a maximum of book value under a floor plan arrangement with Chase. The Company makes monthly interest payments on the amount financed and is required to commence loan principal repayments on construction equipment as book value is reduced. Principal payments for sold new and used construction equipment are made to Chase no later than the 15th day of each month following the sale. The loans are collateralized by a lien on the construction equipment. As of June 30, 2010, the Company’s floor plan arrangement with Chase permitted the financing of up to $20.0 million in construction equipment. The facility with Chase expires in September 2010 and the interest rate is the prime rate less 0.65%. On June 30, 2010, the Company had $2.6 million outstanding under its floor plan financing arrangements with John Deere and $14.0 million outstanding under its floor plan financing arrangement with Chase.

Backlog
On June 30, 2010, the Company’s backlog of truck orders was approximately $154.4 million as compared to a backlog of truck orders of approximately $116.6 million on June 30, 2009. The Company includes only confirmed orders in its backlog. The delivery time for a custom-ordered commercial vehicle varies depending on the truck specifications and demand for the particular model ordered, however, the Company expects to fill all of its backlog orders during 2010. The Company sells the majority of its new commercial vehicles by customer special order, with the remainder sold out of inventory. Orders from a number of the Company’s major fleet customers are included in the Company’s backlog as of June 30, 2010.
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
The Company is exposed to some market risk through interest rates related to our floor plan financing agreements, variable rate real estate debt and discount rates related to finance sales. The majority of floor plan debt and variable rate real estate debt is based on LIBOR. As of June 30, 2010, the Company had floor plan borrowings and variable rate real estate debt of approximately $309.0 million. Assuming an increase or decrease in LIBOR of 100 basis points, annual interest expense could correspondingly increase or decrease by approximately $3.1 million. The Company provides all customer financing opportunities to various finance providers. The Company receives all finance charges in excess of a negotiated discount rate from the finance providers in the month following the date of the financing. The negotiated discount rate is variable, thus subject to interest rate fluctuations. This interest rate risk is mitigated by the Company’s ability to pass discount rate increases to customers through higher financing rates.
The Company is also exposed to some market risk through interest rates related to the investment of our current cash and cash equivalents which totaled $135.8 million on June 30, 2010. These funds are generally invested in variable interest rate instruments in accordance with the Company’s investment policy. As such instruments mature and the funds are reinvested, we are exposed to changes in market interest rates. This risk is mitigated by management’s ongoing evaluation of the best investment rates available for current and noncurrent high quality investments. If market interest rates were to increase or decrease immediately and uniformly by 100 basis points, the Company’s annual interest income could correspondingly increase or decrease by approximately $1.4 million.
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
As of June 30, 2010, the Company holds $7.6 million of auction rate securities with underlying tax-exempt municipal bonds with stated maturities of 21 years. Given the current market conditions in the auction rate securities market, if the Company determines that the fair value of these securities has temporarily decreased by 10%, the Company’s equity could correspondingly decrease by approximately $0.8 million. If it is determined that the fair value of these securities is other-than-temporarily impaired by 10%, the Company could record a loss on its Consolidated Statements of Operations of approximately $0.8 million. For further discussion of the risks related to our auction rate securities, see Note 6 — Investments of the Notes to Consolidated Financial Statements.
The Company has not used derivative financial instruments in our investment portfolio.
ITEM 4. Controls and Procedures.
The Company, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2010 to ensure that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) is accumulated and communicated to Company management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
There has been no change in the Company’s internal control over financial reporting that occurred during the three months ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
There has been no material change in our risk factors disclosed in the 2009 Annual Report.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The Company did not make any unregistered sales of equity securities during the second quarter of 2010.
The Company did not repurchase any shares of its Class A Common Stock or Class B Common Stock during the second quarter of 2010.

			Total Number of	Maximum Number
			Shares	(or Approximate
			Purchased as	Dollar Value) of
	Total	Average	Part of Publicly	Shares that May
	Number of	Price	Announced	Yet Be Purchased
	Shares	Paid Per	Plans or	Under the Plans or
Period	Purchased	Share	Programs	Programs (1)(2)
April 1 - 30, 2010	—	$0.00	—	$2,093,321
May 1 - 31, 2010	—	0.00	—	2,093,321
June 1 - 30, 2010	—	0.00	—	2,093,321

2nd Quarter Total	—	$0.00	—	$2,093,321

(1)
On July 22, 2008, the Company’s Board of Directors approved a stock repurchase program authorizing the Company to repurchase, from time to time, up to an aggregate of $20,000,000 of its shares of Class A Common Stock and/or Class B Common Stock. The stock repurchase program has no expiration date and may be suspended or discontinued at any time.

(2)	As of June 30, 2010, the Company has repurchased 1,639,843 shares of its Class B common stock at a cost of $17.9 million, none of which occurred during the second quarter of 2010.
ITEM 3. Defaults Upon Senior Securities.
Not Applicable
ITEM 5. Other Information.
Not Applicable

ITEM 6. Exhibits.

Exhibit
Number	Exhibit Title
2.1
Amendment #1, dated as of May 24, 2010, to Asset Purchase Agreement, dated March 19, 2010 (incorporated herein by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K (File No. 000-20797) filed May 26, 2010)

3.1
Restated Articles of Incorporation of Rush Enterprises, Inc. (incorporated herein by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q (File No. 000-20797) for the quarter ended June 30, 2008)

3.2	Rush Enterprises, Inc. Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K (File No. 000-20797) filed December 9, 2008)

10.1
Amended and Restated Rush Enterprises, Inc. 2007 Long-Term Incentive Plan (incorporated herein by reference to the Company’s Definitive Proxy Statement on Schedule 14A, filed with the Securities and Exchange Commission on April 6, 2010)

10.2	Amended and Restated 2006 Non-Employee Director Stock Plan, as amended (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (File No. 000-20797) filed May 21, 2010)

31.1*	Certification of CEO pursuant to Rules 13a-14(a) and 15d-14(a) adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of CFO pursuant to Rules 13a-14(a) and 15d-14(a) adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of CEO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of CFO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	filed herewith

**	furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RUSH ENTERPRISES, INC.
Date: August 9, 2010	By:	/S/ W.M. “RUSTY” RUSH
W.M. “Rusty” Rush
President and Chief Executive Officer (Principal Executive Officer)

Date: August 9, 2010	By:	/S/ STEVEN L. KELLER
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