Form 10-Q
period 2010-09-30
RUSH ENTERPRISES INC \TX\
filed 2010-11-09
CIK 1012019

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Indicated below is the number of shares outstanding of each of the issuer’s classes of common stock, as of November 2, 2010.

Title of Class	Number of Shares Outstanding

Class A Common Stock, $.01 Par Value Class B Common Stock, $.01 Par Value	26,679,991 10,693,641

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements.
RUSH ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2010 AND DECEMBER 31, 2009
(In Thousands, Except Shares)

	September 30,	December 31,
	2010	2009
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$150,902	$149,095
Accounts receivable, net	67,889	38,869
Inventories, net	335,995	252,219
Prepaid expenses and other	3,754	3,650
Assets held for sale	—	22,719
Deferred income taxes, net	9,670	11,414

Total current assets	568,210	477,966

Investments	7,575	7,575

Property and equipment, net	414,754	353,841

Goodwill, net	147,213	136,761

Other assets, net	6,972	1,154

Total assets	$1,144,724	$977,297

Liabilities and shareholders’ equity
Current liabilities:
Floor plan notes payable	$252,383	$189,256
Current maturities of long-term debt	52,359	55,545
Current maturities of capital lease obligations	6,843	5,730
Trade accounts payable	37,533	22,427
Accrued expenses	64,511	40,843

Total current liabilities	413,629	313,801

Long-term debt, net of current maturities	193,159	153,957
Capital lease obligations, net of current maturities	30,170	28,714
Other long-term liabilities	1,114	—
Deferred income taxes, net	53,910	54,600

Shareholders’ equity:
Preferred stock, par value $.01 per share; 1,000,000 shares authorized; 0 shares outstanding in 2010 and 2009	—	—
Common stock, par value $.01 per share; 60,000,000 class A shares and 20,000,000 class B shares authorized; 26,663,588 class A shares and 10,693,641 class B shares outstanding in 2010; and 26,437,848 class A shares and 10,689,375 class B shares outstanding in 2009	390	388
Additional paid-in capital	193,227	188,116
Treasury stock, at cost: 1,639,843 class B shares	(17,948)	(17,948)
Retained earnings	277,753	255,669
Accumulated other comprehensive loss, net of tax	(680)	—

Total shareholders’ equity	452,742	426,225

Total liabilities and shareholders’ equity	$1,144,724	$977,297

The accompanying notes are an integral part of these consolidated financial statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Revenues:
New and used commercial vehicle sales	$248,324	$179,121	$620,237	$562,263
Parts and service	136,095	98,805	356,452	302,271
Lease and rental	18,254	13,300	48,541	40,012
Finance and insurance	2,182	1,729	5,714	5,600
Other	986	986	4,024	3,857

Total revenue	405,841	293,941	1,034,968	914,003

Cost of products sold:
New and used commercial vehicle sales	228,864	167,396	570,027	530,069
Parts and service	83,190	59,668	218,041	184,215
Lease and rental	15,590	11,756	41,461	35,273

Total cost of products sold	327,644	238,820	829,529	749,557

Gross profit	78,197	55,121	205,439	164,446
Selling, general and administrative	60,392	50,340	165,677	149,257
Depreciation and amortization	4,068	3,724	11,291	12,247
(Loss) gain on sale of assets	(5)	88	(9)	166

Operating income	13,732	1,145	28,462	3,108
Interest expense, net	1,357	1,428	4,051	4,388

Income (loss) from continuing operations before taxes	12,375	(283)	24,411	(1,280)
Provision (benefit) for income taxes	4,344	(3,271)	9,042	(4,914)

Income from continuing operations	8,031	2,988	15,369	3,634
Income from discontinued operations, net of tax	6,128	20	6,715	716

Net income	$14,159	$3,008	$22,084	$4,350

Earnings per common share — Basic:
Income from continuing operations	$.22	$.08	$.41	$.10
Net income	$.38	$.08	$.59	$.12

Earnings per common share — Diluted:
Income from continuing operations	$.21	$.08	$.40	$.10
Net income	$.37	$.08	$.58	$.12

Weighted average shares outstanding:
Basic	37,350	37,110	37,271	37,047
Diluted	38,198	37,780	38,087	37,469
The accompanying notes are an integral part of these consolidated financial statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2010	2009
Cash flows from operating activities:
Net income	$22,084	$4,350
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	33,205	30,617
Gain on sale of property and equipment	(34)	(165)
Gain on disposition of equipment centers	(10,091)	—
Stock-based compensation expense related to stock options and employee stock purchases	3,583	3,086
Provision (benefit) for deferred income tax expense	1,488	(3,867)
Excess tax benefits from stock-based compensation	(232)	(227)
Change in accounts receivable, net	(24,623)	13,867
Change in inventories	(68,307)	97,047
Change in prepaid expenses and other, net	98	1,099
Change in trade accounts payable	14,931	(5,860)
Change in accrued expenses	24,149	(9,238)

Net cash (used in) provided by operating activities	(3,749)	130,709

Cash flows from investing activities:
Acquisition of property and equipment	(44,643)	(32,978)
Proceeds from the sale of property and equipment	221	464
Business acquisitions	(33,674)	—
Proceeds from disposition of equipment centers	26,234	—
Change in other assets	(985)	11

Net cash (used in) investing activities	(52,847)	(32,503)

Cash flows from financing activities:
Draws (payments) on floor plan notes payable, net	58,297	(86,053)
Proceeds from long-term debt	46,262	14,423
Principal payments on long-term debt	(41,834)	(33,768)
Principal payments on capital lease obligations	(5,692)	(3,489)
Debt issuance costs	(160)	(27)
Excess tax benefits from stock-based compensation	232	227
Proceeds from issuance of shares relating to employee stock options and employee stock purchases	1,298	801

Net cash provided by (used in) financing activities	58,403	(107,886)

Net increase (decrease) in cash and cash equivalents	1,807	(9,680)

Cash and cash equivalents, beginning of period	149,095	146,411

Cash and cash equivalents, end of period	$150,902	$136,731

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$9,874	$11,055

Income taxes, net of refunds	$3,749	$3,512

Noncash investing activities:
Note receivable related to disposition of equipment centers	$4,750	$—

Assets acquired under capital leases	$8,261	$17,953

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
Derivative Instruments and Hedging Activities
The Company utilizes derivative financial instruments to manage its interest rate risk. The types of risks hedged are those relating to the variability of cash flows and changes in the fair value of the Company’s financial instruments caused by movements in interest rates. The Company assesses hedge effectiveness at the inception and during the term of each hedge. Derivatives are reported at fair value on the accompanying Consolidated Balance Sheets.
The effective portion of the gain or loss on the Company’s cash flow hedges are reported as a component of accumulated other comprehensive loss. Hedge effectiveness will be assessed quarterly by comparing the changes in cumulative gain or loss from the interest rate swap with the cumulative changes in the present value of the expected future cash flows of the interest rate swap that are attributable to changes in the LIBOR rate. If the interest rate swaps become ineffective, portions of these interest rate swaps would be reported as a component of interest expense in the accompanying Consolidated Statements of Income.
2 — Goodwill and Other Intangible Assets
Goodwill is the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations accounted for under the purchase method. The Company does not amortize goodwill, but tests goodwill for impairment annually in the fourth quarter, or when indications of potential impairment exist. These indicators would include a significant change in operating performance, or a planned sale or disposition of a significant portion of the business, among other factors. The Company tests for goodwill impairment utilizing a fair value approach at the reporting unit level. A reporting unit is an operating segment, for which discrete financial information is prepared and regularly reviewed by segment management. The Company has deemed its reporting unit to be its operating segment, the Truck segment, which is the level at which segment management regularly reviews operating results and makes resource allocation decisions. The Construction Equipment segment is no longer reported as a separate business segment since the Company sold its John Deere construction equipment business in the third quarter of 2010. See Note 10 for further discussion of the sale of the construction equipment business.
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
Goodwill is tested for impairment during the fourth quarter of each year, or more frequently when events or changes in circumstances indicate that the asset might be impaired, and no impairment write down was required in the fourth quarter of 2009. However, the Company cannot predict the occurrence of certain events that might adversely affect the reported value of goodwill in the future. Such events may include, but are not limited to, strategic decisions made in response to economic and competitive conditions or another significant decrease in general economic conditions in the United States.

The following table sets forth the change in the carrying amount of goodwill for the Company for the period ended September 30, 2010:

Balance January 1, 2010	$136,761
Acquisition of Lake City International (See Note 9)	9,164
Acquisition of Joe Cooper Truck Center LLC (See Note 9)	1,100
Adjustment to prior acquisition	188

Balance September 30, 2010	$147,213

3 — Commitments and Contingencies
The Company is contingently liable to finance companies for certain notes initiated on behalf of such finance companies related to the sale of commercial vehicles. The majority of finance contracts are sold without recourse against the Company. A majority of the Company’s liability related to finance contracts sold with recourse is generally limited to 5% to 20% of the outstanding amount of each note initiated on behalf of the finance company. The Company provides for an allowance for repossession losses and early repayment penalties that it may be liable for under finance contracts sold without recourse.
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
In 2006, the Company signed an agreement with Titan Technology Partners to implement SAP enterprise software and a new SAP dealership management system. The cost of the SAP software and implementation is estimated at approximately $35.5 million, of which $34.2 million was expended at September 30, 2010.
4 — Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Numerator:
Numerator for basic and diluted earnings per share, income from continuing operations available to common shareholders	$8,031,000	$2,988,000	$15,369,000	$3,634,000

Denominator:
Denominator for basic earnings per share, adjusted weighted average shares outstanding	37,349,899	37,109,673	37,271,416	37,046,915
Effect of dilutive securities:
Employee and director stock options and restricted share awards	848,479	670,701	815,593	421,659

Denominator for diluted earnings per share, adjusted weighted average shares outstanding and assumed conversions	38,198,378	37,780,374	38,087,009	37,468,574

Basic earnings per common share	$0.22	$0.08	$0.41	$0.10

Diluted earnings per common share and common share equivalents	$0.21	$0.08	$0.40	$0.10

Options to purchase shares of common stock that were outstanding for the three months and nine months ended September 30, 2010 and 2009 that were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive are as follows:

	Three Months Ended		Nine months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Anti-dilutive options	990,330	505,830	985,830	1,557,356
5 — Stock Options and Restricted Stock Awards
Valuation and Expense Information
The Company accounts for stock-based compensation in accordance with Accounting Standards Codification (“ASC”) 718-10, “Compensation — Stock Compensation,” which requires the measurement and recognition of compensation expense for all share-based payment awards made to the Company’s employees and directors including employee stock options, restricted share awards and employee stock purchases related to the Employee Stock Purchase Plan based on estimated fair values. Stock-based compensation expense, calculated using the Black-Scholes option-pricing model and included in selling, general and administrative expense, was $0.7 million for the three months ended September 30, 2010, and $0.6 million for the three months ended September 30, 2009. Stock-based compensation expense, included in selling, general and administrative expense, for the nine months ended September 30, 2010, was $3.6 million and for the nine months ended September 30, 2009, was $3.1 million. As of September 30, 2010, there was $5.7 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements to be recognized over a weighted-average period of 3.15 years.
6 — Segment Information
The Company currently has one reportable business segment, the Truck segment. The Truck segment operates a network of commercial vehicle dealerships that provide an integrated one-stop source for the commercial vehicle needs of its customers, including retail sales of new and used commercial vehicles; aftermarket parts, service and body shop facilities; and a wide array of financial services, including the financing of new and used commercial vehicle purchases, insurance products and truck leasing and rentals. The commercial vehicle dealerships are deemed as a single reporting unit because they have similar economic characteristics. The Company’s chief operating decision maker considers the entire Truck segment, not individual dealerships when making decisions about resources to be allocated to the segment and assess its performance.
The Construction Equipment segment will no longer be reported as a separate business segment due to the Company’s decision to sell the assets of its John Deere construction equipment business. See Note 10 for further discussion of the sale of the construction equipment business. The assets of the construction equipment business have been included in the All Other segment assets in the table below for the periods ended September 30, 2009.
The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on income before income taxes not including extraordinary items.
The Company accounted for intersegment sales and transfers as if the sales or transfers were to third parties, that is, at current market prices. There were no material intersegment sales during the quarters ended September 30, 2010 and 2009.

The following table contains summarized information about reportable segment revenue, segment income or loss from continuing operations and segment assets for the periods ended September 30, 2010 and 2009 (in thousands):

	Truck
	Segment	All Other	Totals

As of and for the three months ended September 30, 2010

Revenues from external customers	$401,890	$3,951	$405,841
Segment income from continuing operations before taxes	12,838	(463)	12,375
Segment assets	1,112,454	32,270	1,144,724

For the nine months ended September 30, 2010

Revenues from external customers	$1,023,321	$11,647	$1,034,968
Segment income from continuing operations before taxes	25,185	(774)	24,411

As of and for the three months ended September 30, 2009

Revenues from external customers	$289,994	$3,947	$293,941
Segment income from continuing operations before taxes	326	(609)	(283)
Segment assets	900,657	56,853	957,510

For the nine months ended September 30, 2009

Revenues from external customers	$901,503	$12,500	$914,003
Segment income from continuing operations before taxes	201	(1,481)	(1,280)
Revenues from segments below the quantitative thresholds are attributable to three operating segments of the Company. Those segments include a tire retailing company, an insurance company and a guest ranch operation. None of those segments has ever met any of the quantitative thresholds for determining reportable segments.
7 — Income Taxes
The Company included accruals for unrecognized income tax benefits totaling $1.8 million as a component of accrued liabilities as of September 30, 2010 and December 31, 2009. The unrecognized tax benefits of $1.8 million at September 30, 2010, if recognized, would impact the Company’s effective tax rate. An unfavorable settlement would require a charge to income tax expense and a favorable resolution would be recognized as a reduction to income tax expense. As of September 30, 2010, the Company accrued interest of $135,000 related to unrecognized tax benefits in the current provision for income taxes. No amounts were accrued for penalties.
The Company does not anticipate a significant change in the amount of unrecognized tax benefits in the next 12 months. As of September 30, 2010, the tax years ended December 31, 2008 through 2009 remained subject to audit by federal tax authorities and the tax years ended December 31, 2005 through 2009, remained subject to audit by state tax authorities.
8 — Medium-Duty GMC Truck Franchises
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
9 — Acquisitions
On May 24, 2010, the Company acquired certain assets of Lake City Companies, LLC and certain of its subsidiaries and affiliates (collectively, “Lake City International”). Lake City International operated a commercial truck and bus sales, service, parts, finance and leasing business representing multiple brands. The newly acquired dealerships include five locations in Utah, five locations in Idaho and one location in Oregon. These locations are operating as Rush Truck Centers and offer a combination of International heavy- and medium-duty commercial vehicles, Autocar trucks, Mitsubishi Fuso medium-duty trucks, IC buses and Workhorse chassis in addition to parts, service, body shop, financing and insurance capabilities. Rush Truck Leasing operates Idealease truck rental and leasing franchises at existing locations in Salt Lake City, Utah, and Boise, Idaho. The transaction, including the real estate, was valued at approximately $70.0 million. The purchase price for the assets of the business was paid in cash and the purchase price for the real estate was partially paid in cash with the remainder financed with long-term debt.

The operations of Lake City International are included in the accompanying consolidated financial statements from the date of the acquisition. Pro forma information is not included in accordance with ASC 805, “Business Combinations.” The preliminary purchase price has been allocated based on the fair values of the assets at the date of acquisition as follows (in thousands):

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
The portion of goodwill related to the asset purchase of Lake City International will be capitalized and subject to impairment review on at least an annual basis. For federal tax purposes the goodwill will be amortized over 15 years. The above acquisition of Lake City International was considered a business combination accounted for under ASC 805.
On July 12, 2010, the Company acquired certain assets of Joe Cooper Truck Center LLC, which consisted of a Ford franchise in Oklahoma City, Oklahoma. The newly acquired Ford franchise was added to the Company’s existing dealership in Oklahoma City, Oklahoma. The transaction was valued at approximately $1.2 million, with the purchase price paid in cash.
10 — Sale of Equipment Centers
On September 9, 2010, the Company sold the assets of its John Deere construction equipment business, including its Rush Equipment Centers in Houston and Beaumont, Texas, to Doggett Heavy Machinery Services, LLC. The total purchase price for the Rush Equipment Centers was $31.0 million. The Company received cash of $26.2 million at closing and a $4.8 million note receivable to be paid over four years. Before closing, the Company paid liabilities, related to the assets sold, of approximately $14.6 million. The Company recorded a gain on the transaction of $10.1 million. The Construction Equipment segment will no longer be reported as a separate business segment.
At closing, Doggett Heavy Machinery Services, LLC entered into a lease agreement with Rush Equipment Centers of Texas, Inc. to lease the facility where Rush Equipment Center, Houston was located from an affiliate of the Company. The lease provides for an initial three year term with the option for lessee to terminate the lease with 30 days notice. The Company’s continuing involvement in the operations of the construction equipment business is not significant and will be limited to the facility lease agreement.

The results of operations of the construction equipment business have been classified as discontinued operations in the Company’s consolidated statements of operations for all periods presented, and excluded from business segment information.
Net sales and earnings before income taxes related to the discontinued business were as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009

Net Sales	$7,563	$8,497	$25,772	$29,649

Earnings before income taxes:
Results of operations from discontinued operations before income taxes	(95)	33	917	1,174
Gain on disposition	10,091	—	10,091	—
Income tax (expense)	(3,868)	(13)	(4,293)	(458)

Net income from discontinued operations	$6,128	$20	$6,715	$716

The major classes of assets of the discontinued operations classified as held for sale and included in the consolidated balance sheet were as follows (in thousands):

December 31,
2009

Inventories	$17,736
Goodwill	4,075
Property and equipment, net	908

Assets held for sale	$22,719

11 — Financial Instruments and Fair Value
Certain methods and assumptions were used by the Company in estimating the fair value of financial instruments at September 30, 2010. The carrying value of current assets and current liabilities approximates the fair value due to the short maturity of these items.
The fair value of the Company’s long-term debt is based on secondary market indicators. Since the Company’s debt is not quoted, estimates are based on each obligation’s characteristics, including remaining maturities, interest rate, credit rating, collateral, amortization schedule and liquidity. The carrying amount approximates fair value.
If investments are deemed to be impaired, the Company determines whether the impairment is temporary or other than temporary. If the impairment is deemed to be temporary, the Company records an unrealized loss in other comprehensive income. If the impairment is deemed other than temporary, the Company records the impairment in the Company’s consolidated statement of operations.
In prior years, the Company invested in interest-bearing short-term investments primarily consisting of investment-grade auction rate securities classified as available-for-sale and reported at fair value. These types of investments were designed to provide liquidity through an auction process that reset the applicable interest rates at predetermined periods ranging from 1 to 35 days. This reset mechanism was intended to allow existing investors to continue to own their respective interest in the auction rate security or to gain immediate liquidity by selling their interests at par.
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
As of September 30, 2010 and September 30, 2009, the Company held $7.6 million of auction rate securities with underlying tax-exempt municipal bonds that mature in 2030. These bonds have credit wrap insurance and a credit rating of A by Standard & Poor’s.

The Company believes that the credit quality and fair value of the auction rate securities it holds has not been negatively impacted; therefore, no impairment charges have been recorded as of September 30, 2010. As of September 30, 2010, the Company has valued these investments at fair value, which approximates cost. The Company used observable inputs to determine fair value, including consideration of broker quotes, the overall quality of the underlying municipality, the credit quality of the insurance company, as well as successful subsequent auctions. Accordingly, the Company has considered this fair value to be a Level 2 valuation under ASC 820-10, “Fair Value Measurements and Disclosures.” If the credit quality of these investments deteriorates, or adverse developments occur in the bond insurance market, the Company may be required to record an impairment charge on these investments in the future.
Interest Rate Swap Agreements
The Company has entered into swap agreements to hedge against the potential impact of increases in interest rates on its floating-rate debt instruments. Swap agreements that hedge exposures to changes in interest rates expose us to credit risk and market risk. Credit risk is the potential failure of the counterparty to perform under the terms of the swap agreement. The Company attempts to minimize this risk by entering into transactions with high-quality counterparties. Market risk is the potential adverse effect on the value of the swap agreement that results from a decline in interest rates. The market risk associated with interest-rate contracts is managed by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken.
At September 30, 2010, the Company had an aggregate $45.0 million notional amount of interest rate swap contracts, which have been designated as cash flow hedges, to pay fixed rates of interest and receive a floating interest rate based on LIBOR. The fixed interest rates specified in the interest rate swap contracts become effective on or about January 1, 2012. The Company’s interest rate swaps qualify for cash flow hedge accounting treatment. Unrealized gains or losses are recorded in accumulated other comprehensive income. Realized gains and losses will be recognized in interest expense, if they occur. Amounts to be received or paid under the contracts will be recognized as interest expense over the life of the contracts. The Company did not have any interest rate swap contracts in place as of September 30, 2009. There was no ineffectiveness for these swaps during the quarter ended September 30, 2010.
The fair value of cash flow swaps is calculated as the present value of expected future cash flows, determined on the basis of forward interest rates and present value factors. As such, the carrying amounts for these swaps are designated to be level 2 fair values and totaled $1.1 million as of September 30, 2010. The carrying value of these swaps is included in Other Long-Term Liabilities on the accompanying Consolidated Balance Sheet as of September 30, 2010.
As of September 30, 2010 the Company was party to derivative financial instruments, as described in the following table (in thousands):

		Fixed
	Notional	Interest
Agreement	Amount	Rate	Expiration Date	Fair Value

Interest Rate Swap	$2,196	5.075%	July 1, 2015	$(41)
Interest Rate Swap	$4,536	5.075%	July 1, 2015	$(86)
Interest Rate Swap	$7,847	5.39%	December 31, 2014	$(179)
Interest Rate Swap	$1,517	5.39%	December 31, 2014	$(35)
Interest Rate Swap	$2,700	5.39%	December 31, 2014	$(61)
Interest Rate Swap	$6,109	5.39%	December 31, 2014	$(139)
Interest Rate Swap	$5,616	5.38%	June 29, 2015	$(172)
Interest Rate Swap	$864	5.29%	June 30, 2015	$(24)
Interest Rate Swap	$1,656	5.29%	June 30, 2015	$(46)
Interest Rate Swap	$8,352	5.29%	June 30, 2015	$(231)
Interest Rate Swap	$720	5.29%	June 30, 2015	$(20)
Interest Rate Swap	$2,894	5.29%	June 30, 2015	$(80)
Fair values of derivative instruments are on the accompanying Consolidated Balance Sheet as of September 30, 2010 (in thousands):

Derivatives Designated as	Asset Derivatives		Liability Derivatives
Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Interest Rate Swaps	—	—	Other Long-Term Liabilities	$1,114

12 — Comprehensive Income
The following table provides a reconciliation of net income to comprehensive income (in thousands):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
Net income	$14,159	$3,008	$22,084	$4,350
Other comprehensive income:
Change in fair value of cash flow swaps	(1,114)	—	(1,114)	—
Income tax benefit associated with cash flow swaps	434	—	434	—

Comprehensive income	$13,479	$3,008	$21,404	$4,350

13 — Subsequent Events
On October 12, 2010, the Company acquired certain assets of Metro Ford Truck Sales, Inc., which consisted of a Ford and Isuzu commercial vehicle dealership in Dallas, Texas. The Company is operating the facility as a full-service Rush Medium-Duty Truck Center offering medium-duty trucks, parts and service. The transaction was valued at approximately $5.6 million, with the purchase price paid in cash.

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
Note Regarding Trademarks Commonly Used in the Company’s SEC Filings
Peterbilt® is a registered trademark of Peterbilt Motors Company. PACCAR® is a registered trademark of PACCAR, Inc. GMC® is a registered trademark of General Motors Corporation. Hino® is a registered trademark of Hino Motors, Ltd. UD® is a registered trademark of UD Truck North America, Ltd. Isuzu® is a registered trademark of Isuzu Motors Limited. John Deere® is a registered trademark of Deere & Company. Kenworth® is a registered trademark of PACCAR, Inc. doing business as Kenworth Truck Company. Volvo® is a registered trademark of Volvo Trademark Holding AB. Freightliner® is a registered trademark of Freightliner Corporation. Mack® is a registered trademark of Mack Trucks, Inc. Navistar® is a registered trademark of Navistar International Corporation. Caterpillar® is a registered trademark of Caterpillar, Inc. PacLease® is a registered trademark of PACCAR Leasing Corporation. CitiCapital® is a registered trademark of Citicorp. Ford® is a registered trademark of Ford Motor Company. Cummins® is a registered trademark of Cummins Intellectual Property, Inc. Eaton® is a registered trademark of Eaton Corporation. Arvin Meritor® is a registered trademark of Meritor Technology, Inc. Case® is a registered trademark of Case Corporation. Komatsu® is a registered trademark of Kabushiki Kaisha Komatsu Seisakusho Corporation Japan. The CIT Group® is a registered trademark of CIT Group Holdings, Inc. JPMorgan Chase® is a registered trademark of JP Morgan Chase & Co. SAP® is a registered trademark of SAP Aktiengesellschaft. International® is a registered trademark of Navistar International Transportation Corp. Blue Bird® is a registered trademark of Blue Bird Investment Corporation. Autocar® is a registered trademark of Shem, LLC. IC Bus® is a registered trademark of IC Bus, LLC. Collins Bus Corporation® is a registered trademark of Collins Bus Corporation. Fuso® is a registered trademark of Mitsubishi Fuso Truck and Bus Corporation. Workhorse® is a registered trademark of Workhorse Custom Chassis, LLC.
General
Rush Enterprises, Inc. was incorporated in 1965 under the laws of the State of Texas. The Company operates a Truck segment and conducts business through numerous subsidiaries, all of which it wholly owns, directly or indirectly. Its principal offices are located at 555 IH 35 South, New Braunfels, Texas 78130.

The Company is a full-service, integrated retailer of premium transportation and construction equipment and related services. The Truck segment operates a regional network of commercial vehicle dealerships under the name “Rush Truck Centers.” Rush Truck Centers primarily sell commercial vehicles manufactured by Peterbilt, International, Hino, UD, Ford, Isuzu, Mitsubishi Fuso, IC Bus or Blue Bird. Through its strategically located network of Rush Truck Centers, the Company provides one-stop service for the needs of its commercial vehicle customers, including retail sales of new and used commercial vehicles, aftermarket parts sales, service and repair facilities, and financing, leasing and rental, and insurance products.
The Company’s Rush Truck Centers are principally located in high traffic areas throughout the United States. Since commencing operations as a Peterbilt heavy-duty truck dealer in 1966, the Company has grown to operate more than 60 Rush Truck Centers in Alabama, Arizona, California, Colorado, Florida, Georgia, Idaho, New Mexico, North Carolina, Oklahoma, Oregon, Tennessee, Texas and Utah.
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
The Construction Equipment segment will no longer be reported as a separate business segment due to the Company’s disposition of its John Deere construction equipment business. Operating results of the Construction Equipment Segment have been classified as discontinued operations in the financial statements and related discussion and analysis below.
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
Goodwill is reviewed for impairment utilizing a two-step process. The first step requires the Company to compare the fair value of the reporting unit, which is the same as the segment, to the respective carrying value. The Company considers its segment to be a reporting unit for purposes of this analysis. If the fair value of the reporting unit exceeds its carrying value, the goodwill is not considered impaired. If the carrying value is greater than the fair value, there is an indication that an impairment may exist and a second step is required. In the second step of the analysis, the implied fair value of the goodwill is calculated as the excess of the fair value of a reporting unit over the fair values assigned to its assets and liabilities. If the implied fair value of goodwill is less than the carrying value of the reporting unit’s goodwill, the difference is recognized as an impairment loss.

The Company determines the fair value of its reporting unit using the discounted cash flow method. The discounted cash flow method uses various assumptions and estimates regarding revenue growth rates, future gross margins, future selling, general and administrative expenses and an estimated weighted average cost of capital. The analysis is based upon available information regarding expected future cash flows of each reporting unit discounted at rates consistent with the cost of capital specific to the reporting unit. This type of analysis contains uncertainties because it requires the Company to make assumptions and to apply judgment regarding its knowledge of its industry, information provided by industry analysts, and its current business strategy in light of present industry and economic conditions. If any of these assumptions change, or fails to materialize, the resulting decline in its estimated fair value could result in a material impairment charge to the goodwill associated with the reporting unit.
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
Derivative Instruments and Hedging Activities
The Company utilizes derivative financial instruments to manage its interest rate risk. The types of risks hedged are those relating to the variability of cash flows and changes in the fair value of the Company’s financial instruments caused by movements in interest rates. The Company assesses hedge effectiveness at the inception and during the term of each hedge. Derivatives are reported at fair value on the accompanying Consolidated Balance Sheets.
The effective portion of the gain or loss on the Company’s cash flow hedges are reported as a component of accumulated other comprehensive loss. Hedge effectiveness will be assessed quarterly by comparing the changes in cumulative gain or loss from the interest rate swap with the cumulative changes in the present value of the expected future cash flows of the interest rate swap that are attributable to changes in the LIBOR rate. If the interest rate swaps become ineffective, portions of these interest rate swaps would be reported as a component of interest expense in the accompanying Consolidated Statements of Income.

Results of Operations
The following discussion and analysis includes the Company’s historical results of operations for the three months and nine months ended September 30, 2010 and 2009.
The following table sets forth for the periods indicated certain financial data as a percentage of total revenues:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

New and used commercial vehicle sales	61.3%	61.0%	59.9%	61.5%
Parts and service sales	33.5	33.6	34.4	33.1
Lease and rental	4.5	4.5	4.7	4.4
Finance and insurance	0.5	0.6	0.6	0.6
Other	0.2	0.3	0.4	0.4

Total revenues	100.0	100.0	100.0	100.0
Cost of products sold	80.7	81.2	80.2	82.0

Gross profit	19.3	18.8	19.8	18.0
Selling, general and administrative	14.9	17.1	16.0	16.3
Depreciation and amortization	1.0	1.3	1.1	1.3
Gain on sale of assets	0.0	0.0	0.0	0.0

Operating income	3.4	0.4	2.7	0.4
Interest expense, net	0.3	0.5	0.4	0.5

Income from continuing operations before income taxes	3.1	(0.1)	2.3	(0.1)
Provision for income taxes	1.1	(1.1)	0.9	(0.5)

Income from continuing operations	2.0	1.0	1.4	0.4
Income from discontinued operations	1.5	0.0	0.6	0.1

Net income	3.5%	1.0%	2.0%	0.5%

The following table sets forth the unit sales and revenue for new heavy-duty, new medium-duty, and used commercial vehicles and the absorption rate for the periods indicated (revenue in millions):

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
	2010	2009	Change	2010	2009	Change
Truck unit sales:
New heavy-duty trucks	1,283	1,030	24.6%	3,065	3,016	1.6%
New medium-duty trucks	678	637	6.4%	2,121	2,029	4.5%

Total new truck unit sales	1,961	1,667	17.6%	5,186	5,045	2.8%

Used truck unit sales	899	760	18.3%	2,474	2,113	17.1%

Truck revenue:
New heavy-duty trucks	$163.8	$116.2	41.0%	$386.6	$356.5	8.4%
New medium-duty trucks	46.9	37.1	26.4%	135.0	126.6	6.6%

Total new truck revenue	$210.7	$153.3	37.4%	$521.6	$483.1	8.0%

Used truck revenue	$37.4	$25.6	46.1%	$97.5	$78.1	24.8%

Other truck revenue(1)	$0.2	$0.2	0.0%	$1.1	$1.1	0.0%

Absorption rate:	109.1%	96.4%	13.2%	103.9%	96.3%	7.9%

(1)	Includes sales of glider kits, truck bodies, trailers and other new equipment.

Key Performance Indicator
Absorption Rate
Management uses several performance metrics to evaluate the performance of its commercial vehicle dealerships, and considers Rush Truck Centers’ “absorption rate” to be of critical importance. Absorption rate is calculated by dividing the gross profit from the parts, service and body shop departments by the overhead expenses of all of a dealership’s departments, except for the selling expenses of the new and used commercial vehicle departments and carrying costs of new and used commercial vehicle inventory. When 100% absorption is achieved, then gross profit from the sale of a commercial vehicle, after sales commissions and inventory carrying costs, directly impacts operating profit. In 1999, the Company’s truck dealerships’ absorption rate was approximately 80%. The Company has made a concerted effort to increase its absorption rate since 1999. The Company’s truck dealerships achieved a 96.4% absorption rate for the third quarter of 2009, and 109.1% absorption rate for the third quarter in 2010.
Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009
Despite the fact that general economic uncertainty continued to negatively impact demand for new commercial vehicles from historical averages, the Company was able to increase new Class 8 truck deliveries by 25% as compared to the same quarter last year and 58% over the second quarter of 2010. New commercial vehicle sales appear to be poised for a return to historically normal levels as customers have accepted the new emissions-compliant engine technology and pricing, and the age of the current fleet continues to drive the need for commercial vehicle replacement.
Truck dealership parts, service and body shop operations strengthened in the third quarter, with revenues increasing in the third quarter of 2010 by 39.9% compared to the third quarter of 2009. As commercial vehicle utilization remains high, the Company expects parts, service and body shop sales to continue to remain strong.
The Company and industry analysts expect a strong recovery in commercial vehicle retail sales in 2011, 2012 and 2013. A.C.T. Research currently predicts U.S. retail sales of Class 8 trucks of approximately 108,951 units in 2010, a 12.4% increase from the number of deliveries in 2009, 175,500 units in 2011, and 231,000 units in 2012. A.C.T. Research currently predicts U.S. retail sales of Class 4, 5, 6, and 7 medium-duty commercial vehicles of approximately 113,500 units in 2010, a 1.9% increase from the number of deliveries in 2009, 131,000 units in 2011, and 166,000 units in 2012.
On September 9, 2010, the Company sold the assets of its John Deere construction equipment business, including its Rush Equipment Centers in Houston and Beaumont, Texas, to Doggett Heavy Machinery Services, LLC. The total purchase price for the Rush Equipment Centers was $31.0 million which was paid in cash and a note receivable of $4.8 million. The construction equipment business recorded income from discontinued operations, net of tax, of $6.1 million ($0.16 per diluted share) during the third quarter of 2010. The results of the Company’s construction equipment business are being reported as income from discontinued operations.
On July 12, 2010, the Company acquired certain assets of Joe Cooper Truck Center LLC which consisted of a Ford franchise in Oklahoma City, Oklahoma. The newly acquired Ford franchise was added to the Company’s existing dealership in Oklahoma City, Oklahoma. The transaction was valued at approximately $1.2 million, with the purchase price paid in cash.
On May 24, 2010, the Company acquired certain assets of Lake City International. Lake City International operated a commercial truck and bus sales, service, parts, finance and leasing business representing multiple brands. The acquisition expanded the Company’s network of Rush Truck Centers to 60 locations in 14 states. The newly acquired dealerships include five locations in Utah, five locations in Idaho and one location in Oregon. These locations are operating as Rush Truck Centers that offer a combination of International heavy- and medium-duty trucks, Autocar trucks, Mitsubishi Fuso medium-duty trucks, IC buses and Workhorse chassis in addition to parts, service, body shop, financing and insurance capabilities. Rush Truck Leasing will operate Idealease truck rental and leasing franchises at existing locations in Salt Lake City, Utah, and Boise, Idaho.
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

Revenues
Revenues increased $111.9 million, or 38.1%, in the third quarter of 2010, compared to the third quarter of 2009. Sales of new and used commercial vehicles increased $69.2 million, or 38.6%, in the third quarter of 2010, compared to the third quarter of 2009. General economic uncertainty continues impact the demand for new commercial vehicles. However, the Company sold 1,283 heavy-duty trucks in the third quarter of 2010, a 24.6% increase compared to 1,030 heavy-duty trucks in the third quarter of 2009. The Company’s acquisition of Lake City International contributed to the sale of 129 heavy-duty trucks in the third quarter of 2010. According to A.C.T. Research, the U.S. Class 8 truck market increased 23.0% in the third quarter of 2010 compared to the third quarter of 2009. The Company’s share of the U.S. Class 8 truck sales market was approximately 4.1% in 2009. The Company expects its share to range between 3.7% and 4.1% of the U.S. Class 8 truck market in 2010, which would result in the sale of approximately 4,000 to 4,400 Class 8 trucks based on current U.S. retail sales estimates of 108,951 units.
The Company sold 678 medium-duty commercial vehicles, including 137 buses, in the third quarter of 2010, a 6.4% increase compared to 637 medium-duty commercial vehicles, including 76 buses in the third quarter of 2009. The Company’s acquisition of Lake City International contributed to the sale of 73 medium-duty commercial vehicles in the third quarter of 2010. A.C.T. Research estimates that unit sales of Class 4 through 7 commercial vehicles in the U.S. increased approximately 5.0% in the third quarter of 2010 compared to the third quarter of 2009. In 2009, the Company achieved a 2.4% share of the Class 4 through 7 commercial vehicle sales market in the U.S. The Company expects its share to range between 2.4% and 2.5% of the U.S. Class 4 through 7 commercial vehicle sales market in 2010. This market share percentage would result in the sale of approximately 2,700 to 2,900 of Class 4 through 7 commercial vehicles in 2010 based on current U.S. retail sales estimates of approximately 113,500 units.
The Company sold 899 used commercial vehicles in the third quarter of 2010, an 18.3% increase compared to 760 used commercial vehicles in the third quarter of 2009. The Company’s acquisition of Lake City International contributed to the sale of 162 used commercial vehicles in the third quarter of 2010. The Company expects demand for used commercial vehicles to remain high in 2010, but sales will be largely dependent upon our ability to acquire quality used commercial vehicles and maintain an adequate used commercial vehicle inventory. The Company expects to sell approximately 3,100 to 3,400 used commercial vehicles in 2010.
Parts and service sales increased $37.3 million, or 37.7%, in the third quarter of 2010 compared to the third quarter of 2009. The Company’s acquisition of Lake City International contributed $10.7 million of the increase. The Company expects parts and service sales to decrease in the fourth quarter of 2010 compared to the third quarter of 2010 due to fewer business days in the quarter. As excess commercial vehicle capacity equalizes with freight demand, more commercial vehicles that had been put out of service are being put back into service and commercial vehicles are driving more miles, which increases the need for maintenance and repair.
Truck lease and rental revenues increased $5.0 million, or 37.2%, in the third quarter of 2010 compared to the third quarter of 2009. The Company’s acquisition of Lake City International contributed $2.5 million of the increase. The remainder of the increase in lease and rental revenue is consistent with management’s expectations, which are based upon the increased number of units put into service in the lease and rental fleet during 2009 and 2010 and increasing rental fleet utilization. The Company expects lease and rental revenue to increase 18% to 20% during 2010, compared to 2009 based on the increase of units in the lease and rental fleet and the acquisition of Lake City International.
Finance and insurance revenues increased $0.5 million, or 26.2%, in the third quarter of 2010 compared to the third quarter of 2009. The increase in finance and insurance revenue is a direct result of the increase in new and used commercial vehicle sales. The Company expects finance and insurance revenue to fluctuate proportionately with the Company’s new and used commercial vehicle sales in 2010. Finance and insurance revenues have limited direct costs and, therefore, contribute a disproportionate share of the Company’s operating profits.
Other income remained flat in the third quarter of 2010 compared to the third quarter of 2009. Other income consists primarily of the gain on sale realized on commercial vehicles from the lease and rental fleet, document fees related to commercial vehicle sales, mineral royalties and purchase discounts.

Gross Profit
Gross profit increased $23.1 million, or 41.9%, in the third quarter of 2010 compared to the third quarter of 2009. Gross profit as a percentage of sales slightly increased to 19.3% in the third quarter of 2010 from 18.8% in the third quarter of 2009.
Gross margins on Class 8 truck sales increased to 7.5% in the third quarter of 2010 from 4.5% in the third quarter of 2009. Gross margins on Class 8 truck sales during the third quarter of 2010 increased relative to 2009 because of a customer mix that included fewer large fleets. In 2010, the Company expects overall gross margins from Class 8 truck sales of approximately 6.0% to 8.0%, depending upon the mix of customer base and products sold.
Gross margins on medium-duty commercial vehicle sales decreased to 5.8% in the third quarter of 2010 from 11.1% in the third quarter of 2009. The gross margin during the third quarter of 2009 was positively impacted by a $1.4 million adjustment to the valuation allowance of GMC medium-duty truck inventory that was recorded in the second quarter of 2009. The Company adjusted the valuation allowance because it was able to sell some of the GMC medium-duty truck inventory at higher prices than originally estimated. Gross margins on medium-duty commercial vehicles vary significantly depending upon the mix of fleet and non-fleet purchasers and types of medium-duty commercial vehicles sold. For 2010, the Company expects overall gross margins from medium-duty commercial vehicle sales of approximately 5.0% to 7.0% depending upon the mix of customer base and products sold.
Gross margins on used commercial vehicle sales increased to 11.4% in the third quarter of 2010 from 9.3% in the third quarter of 2009. This increase was largely attributable to increased demand for high quality used commercial vehicles due to the increased cost of new 2010 emission compliant commercial vehicles. The Company expects margins on used commercial vehicles to return to historical margins of 8.0 to 10.0% in the fourth quarter of 2010, which will result in margins of approximately 8.5% to 11.5% for the year.
Gross margins from the Company’s parts, service and body shop operations decreased to 38.9% in the third quarter of 2010 from 39.6% in the third quarter of 2009. The decrease in gross margins is largely attributable to decreased purchase discounts being offered by the Company’s major suppliers in 2010 compared to 2009. Gross profit for the parts, service and body shop departments increased to $52.9 million in the third quarter of 2010 from $39.1 million in the third quarter of 2009. The Company expects gross margins on parts, service and body shop operations of approximately 38.0% to 40.0% during 2010.
Gross margins from truck lease and rental sales increased to 14.6% in the third quarter of 2010 from approximately 11.6% in the third quarter of 2009. The increase in the gross margin from lease and rental sales is primarily due to the increased utilization of trucks in our rental fleet. The Company expects gross margins from lease and rental sales of approximately 12.0% to 16.0% during 2010 primarily depending upon general economic conditions. The Company’s policy is to depreciate its lease and rental fleet using a straight line method over the customer’s contractual lease term. The lease unit is depreciated to a residual value that approximates fair value at the expiration of the lease term. This policy results in the Company realizing reasonable gross margins while the unit is in service and a corresponding gain or loss on sale when the unit is sold at the end of the lease term.
Finance and insurance revenues and other income, as described above, have limited direct costs and, therefore, contribute a disproportionate share of gross profit.
Selling, General and Administrative Expenses
Selling, General and Administrative (“SG&A”) expenses increased $10.1 million, or 20.0%, in the third quarter of 2010 compared to the third quarter of 2009. SG&A expenses as a percentage of sales decreased to 14.9% in the third quarter of 2010 from 17.1% in the third quarter of 2009. SG&A expenses as a percentage of sales historically ranged from 10.0% to 15.0%. In general, when new and used commercial vehicle revenue decreases as a percentage of revenue, SG&A expenses as a percentage of revenue will be at, or exceed, the higher end of this range. Extremely low commercial vehicle revenue during 2009 and early 2010, caused SG&A expenses as a percentage of sales to fall outside this range. The Company earns federal income tax credits on the sale of alternative fuel vehicles to tax-exempt entities. A portion of these tax credits are passed back to the tax-exempt customer and are reflected as SG&A expense to the Company. In the third quarter of 2010, the selling portion of SG&A expenses, which consists primarily of commissions on commercial vehicle and construction equipment sales, increased 36.0% and the general and administrative portion of SG&A expenses increased 18.8% compared to the third quarter of 2009. For 2010, the Company expects the selling portion of SG&A expenses to be approximately 25% to 28% of new and used commercial vehicle gross profit. The selling portion of SG&A expenses varies based on the gross profit derived from commercial vehicle sales. The Company expects SG&A expenses as a percentage of sales to range from 15.0% to 17.0% for the remainder of 2010.

Interest Expense, Net
Net interest expense remained relatively flat in the third quarter of 2010 compared to the third quarter of 2009. The Company expects net interest expense for the fourth quarter of 2010 to increase compared to 2009 based on anticipated increases in inventory levels and the anticipated modification to the Company’s floor plan agreement in the fourth quarter of 2010, which will likely result in increased floor plan interest.
Income from Continuing Operations before Income Taxes
Income from continuing operations before income taxes increased $12.7 million in the third quarter of 2010 compared to the third quarter of 2009, as a result of the factors described above. The Company believes that income before income taxes in 2010 will increase compared to 2009 based on the factors described above.
Income Taxes
Income taxes increased $7.6 million in the third quarter of 2010 compared to the third quarter of 2009. The Company provided for taxes at a 38.0% effective rate in the third quarter of 2010 compared to an effective rate of 63.0% in the third quarter of 2009. Historically, the Company’s effective tax rate has been approximately 36% to 38% of pretax income. If pretax income for 2010 is similar to pretax income in 2009, the Company expects its effective tax rate to be approximately 39.0% to 40.0% before the application of alternative fuel tax credits. In the third quarter of 2010, the Company received $0.3 million in tax credits for sales of alternative fuel vehicles to tax-exempt entities, compared to $3.8 million in the third quarter of 2009. The Company’s higher tax rate during 2009 is primarily due to state taxation regulations and non-deductible expenses. The Company’s effective tax rate may vary significantly depending on the number of alternative fuel vehicles sold to tax-exempt entities.
Income from Discontinued Operations, net
Income from discontinued operations, net of income taxes increased $6.1 million in the third quarter of 2010 compared to the third quarter of 2009. Income from discontinued operations includes operating results and a gain of $10.1 million on the disposition for the Company’s construction equipment business.
Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009
Unless otherwise stated below, the Company’s variance explanations and future expectations with regard to the items discussed in this section are set forth in the discussion of the “Three Months Ended September 30, 2010, Compared to Three Months Ended September 30, 2009.”
Revenues
Revenues increased $121.0 million, or 13.2%, in the first nine months of 2010, compared to the first nine months of 2009. Sales of new and used commercial vehicles increased $58.0 million, or 10.3%, in the first nine months of 2010, compared to the first nine months of 2009.
The Company sold 3,065 heavy-duty units in the first nine months of 2010, a 1.6% increase compared to 3,016 heavy-duty trucks in the first nine months of 2009. According to A.C.T. Research, the U.S. Class 8 truck market increased 17.0% in the first nine months of 2010, compared to the first nine months of 2009. Some of the Company’s fleet customers chose to delay purchases of heavy-duty trucks, which contributed to the decrease in the Company’s heavy-duty truck sales during the first half of 2010 relative to the overall market.
The Company sold 2,121 medium-duty commercial vehicles, including 340 buses, in the first nine months of 2010, a 4.5% increase compared to 2,029 medium-duty commercial vehicles, including 287 buses in the first nine months of 2009. A.C.T. Research estimates that unit sales of Class 4 through 7 commercial vehicles in the U.S increased approximately 7.0% in the first nine months of 2010, compared to the first nine months of 2009.
The Company sold 2,474 used commercial vehicles in the first nine months of 2010, a 17.1% increase compared to 2,113 used commercial vehicles in the first nine months of 2009.

Parts and service sales increased $54.2 million, or 17.9%, in the first nine months of 2010, compared to the first nine months of 2009.
Truck lease and rental revenues increased $8.5 million, or 21.3%, in the first nine months of 2010, compared to the first nine months of 2009.
Finance and insurance revenues increased $0.1 million, or 2.0%, in the first nine months of 2010, compared to the first nine months of 2009.
Other income increased $0.2 million, or 4.3%, in the first nine months of 2010, compared to the first nine months of 2009. Other income consists primarily of the gain on sale realized on commercial vehicles from the lease and rental fleet, document fees related to commercial vehicle sales, mineral royalties and purchase discounts.
Gross Profit
Gross profit increased $41.0 million, or 24.9%, in the first nine months of 2010, compared to the first nine months of 2009. Gross profit as a percentage of sales increased to 19.8% in the first nine months of 2010 from 18.0% in the first nine months of 2009.
Gross margins on Class 8 truck sales increased to 7.6% in the first nine months of 2010, from 5.7% in the first nine months of 2009.
Gross margins on medium-duty commercial vehicle sales increased to 5.9% in the first nine months of 2010, from 5.2% in the first nine months of 2009.
Gross margins on used commercial vehicle sales increased to 13.2% in the first nine months of 2010, from 6.6% in the first nine months of 2009.
Gross margins from the Company’s parts, service and body shop operations decreased to 38.8% in the first nine months of 2010, from 39.1% in the first nine months of 2009. Gross profit for the parts, service and body shop departments was $138.4 million in the first nine months of 2010, compared to $118.1 million in the first nine months of 2009.
Gross margins from truck lease and rental sales increased to 14.6% in the first nine months of 2010, from 11.8% in the first nine months of 2009.
Finance and insurance revenues and other income, as described above, has limited direct costs and, therefore, contributes a disproportionate share of gross profit.
Selling, General and Administrative Expenses
SG&A expenses increased $16.4 million, or 11.0%, in the first nine months of 2010, compared to the first nine months of 2009. SG&A expenses as a percentage of sales was 16.0% in the first nine months of 2010 and 16.3% in the first nine months of 2009.
Interest Expense, Net
Net interest expense decreased $0.3 million, or 7.7%, in the first nine months of 2010, compared to the first nine months of 2009.
Income from Continuing Operations before Income Taxes
Income from continuing operations before income taxes increased $11.7 million in the first nine months of 2010, compared to the first nine months of 2009.
Provision for Income Taxes
Income taxes increased $14.0 million in the first nine months of 2010, compared to the first nine months of 2009. The Company provided for taxes at a 39.7% rate in the first nine months of 2010, compared to a rate of 62.0% in the first nine months of 2009. In the first nine months of 2010, the Company received $0.6 million in tax credits for sales of alternative fuel vehicles to tax-exempt entities, compared to $5.7 million in the first nine months of 2009. The Company’s higher tax rate during 2009 was primarily due to state taxation regulations and non-deductible expenses. The Company’s effective tax rate may vary significantly depending on the number of alternative fuel vehicles sold to tax-exempt entities.

Income from Discontinued Operations, net
Income from discontinued operations, net of income taxes increased $6.0 million in the first nine months of 2010, compared to the first nine months of 2009. Income from discontinued operations includes operating results and a gain of $10.1 million on the disposition for the Company’s construction equipment business.
Liquidity and Capital Resources
The Company’s short-term cash requirements are primarily for working capital, inventory financing, the improvement and expansion of existing facilities, the development and implementation of SAP enterprise software and dealership management system, and the construction of new facilities. Historically, these cash requirements have been met through the retention of profits, borrowings under our floor plan arrangements and bank financings. The Company does not expect the absence of cash flows from discontinued operations to materially affect future liquidity and capital resources. As of September 30, 2010, the Company had working capital of approximately $154.6 million, including $150.9 million in cash available to fund our operations. The Company believes that these funds are sufficient to meet any operating requirements for at least the next twelve months.
Available cash is generally invested in variable interest rate instruments in accordance with the Company’s investment policy, which is to invest excess funds in a manner that will provide maximum preservation and safety of principal. The portfolio is maintained to meet anticipated liquidity needs of the Company in order to ensure the availability of cash to meet the Company’s obligations and to minimize potential liquidation losses. As of September 30, 2010, the majority of excess cash is maintained in a depository account or invested in a money market fund that invests exclusively in U.S. Treasury bills, notes and other obligations issued or guaranteed by the U.S. Treasury, and repurchase agreements collateralized by such obligations.
The Company has a secured line of credit that provides for a maximum borrowing of $8.0 million. There were no advances outstanding under this secured line of credit at September 30, 2010, however, $7.1 million was pledged to secure various letters of credit related to self-insurance products, leaving $0.9 million available for future borrowings as of September 30, 2010.
The Company’s long-term real estate debt agreements require the Company to satisfy various financial ratios such as the debt to worth ratio, leverage ratio and the fixed charge coverage ratio and certain requirements for tangible net worth and GAAP net worth. At September 30, 2010, the Company was in compliance with all debt covenants related to debt secured by real estate. The Company does not anticipate any breach of the covenants in the foreseeable future. The Company’s floor plan financing agreement with GE Capital does not contain financial covenants.
Titan Technology Partners is currently implementing SAP enterprise software and a new SAP dealership management system for the Company. The total cost of the SAP software and implementation is estimated to be approximately $35.5 million. As of September 30, 2010, the Company had cumulative expenditures of $34.2 million related to the SAP project. The Company expects to spend approximately $0.5 million to $1.0 million related to the SAP project during the remainder of 2010.
The Company also expects to make capital expenditures for recurring items such as computers, shop tools and equipment and vehicles of approximately $3.0 million during the remainder of 2010.
On July 22, 2008, the Company’s Board of Directors approved a stock repurchase program authorizing the Company to repurchase, from time to time, up to an aggregate of $20,000,000 of its shares of Class A common stock and/or Class B common stock. Repurchases will be made at times and in amounts as the Company deems appropriate and will be made through open market transactions, privately negotiated transactions and other lawful means. The manner, timing and amount of any repurchases will be determined by the Company based on an evaluation of market conditions, stock price and other factors, including those related to the ownership requirements of its dealership agreements with manufacturers it represents. The stock repurchase program has no expiration date and may be suspended or discontinued at any time. While the stock repurchase program does not obligate the Company to acquire any particular amount or class of common stock, the Company anticipates that it will be repurchasing primarily shares of its Class B common stock. As of September 30, 2010, the Company has repurchased 1,639,843 shares of its Class B common stock at an aggregate cost of $17.9 million, none of which occurred during the third quarter of 2010.

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
On September 9, 2010, the Company sold the assets of its John Deere construction equipment business, including its Rush Equipment Centers in Houston and Beaumont, Texas, to Doggett Heavy Machinery Services, LLC. The total purchase price for the Rush Equipment Centers was $31.0 million. The Company received cash of approximately $26.2 million at closing and a $4.8 million note receivable to be paid over four years. Before closing, the Company paid liabilities, related to the assets sold, of approximately $14.6 million.
The Company is currently under contract to purchase an existing dealership facility at an estimated cost of $12.6 million. The real estate transaction is expected to close in the fourth quarter of 2010.
On October 12, 2010, the Company acquired certain assets of Metro Ford Truck Sales, Inc., which consisted of a Ford and Isuzu commercial vehicle dealership in Dallas, Texas. The Company is operating the facility as a full-service Rush Medium-Duty Truck Center offering medium-duty trucks, parts and service. The transaction was valued at approximately $5.6 million, with the purchase price paid in cash.
The Company has no other material commitments for capital expenditures as of September 30, 2010, except that the Company will continue to purchase vehicles for its lease and rental division and authorize capital expenditures for improvement and expansion of its existing dealership facilities and construction of new facilities based on market opportunities. The Company expects to purchase or lease trucks worth approximately $10.0 million for its leasing operations in the fourth quarter of 2010, depending on customer demand, all of which will be financed.
Cash Flows
Cash and cash equivalents increased by $1.8 million during the nine months ended September 30, 2010, and decreased by $9.7 million during the nine months ended September 30, 2009. The major components of these changes are discussed below. Cash flows from discontinued operations are included in the components of the statement of cash flows as described below.
Cash Flows from Operating Activities
Cash flows from operating activities include net income adjusted for non-cash items and the effects of changes in working capital. During the first nine months of 2010, operating activities resulted in net cash used by operations of $3.7 million. Cash provided by operating activities was primarily impacted by the increase in inventories and accounts receivable which was offset by the increase in accounts payable and accrued expenses. Cash flows from operating activities include net income adjusted for non-cash items and the effects of changes in working capital. During the first nine months of 2009, operating activities resulted in net cash provided by operations of $130.7 million. Cash provided by operating activities was primarily impacted by the decrease in inventories and accounts receivable which was offset by the decrease in accounts payable and accrued expenses.
Cash flows from operating activities as adjusted for all draws and (payments) on floor plan notes (“Adjusted Cash Flows from Operating Activities”) was $54.5 million for the nine months ended September 30, 2010, and $44.7 million for the nine months ended September 30, 2009. Generally, all vehicle and construction equipment dealers finance the purchase of vehicles and construction equipment with floor plan borrowings, and our agreements with our floor plan providers require us to repay amounts borrowed for the purchase of such vehicles and equipment immediately after they are sold. As a result, changes in floor plan notes payable are directly linked to changes in vehicle and construction equipment inventory. However, as reflected in our consolidated statements of cash flows, changes in inventory are recorded as cash flows from operating activities, and draws and (payments) on floor plan notes are recorded as cash flows from financing activities.
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

	Nine months Ended
	September 30,
	2010	2009
Net cash (used in) provided by operating activities (U.S. GAAP)	$(3,749)	$130,709
(Draws) payments on floor plan notes payable	58,297	(86,053)

Adjusted Cash Flows from Operating Activities (Non-GAAP)	$54,548	$44,656

Cash Flows from Investing Activities
Cash flows used in investing activities consist primarily of cash used for capital expenditures and business acquisitions which was offset with proceeds from the disposition of the equipment centers. During the first nine months of 2010, cash used in investing activities was $52.8 million. Proceeds from the disposition of the equipment centers were $26.2 million. Capital expenditures consisted of purchases of property and equipment and improvements to our existing dealership facilities of $44.6 million. Property and equipment purchases during the first nine months of 2010 consisted of $27.7 million for additional units for rental and leasing operations, which was directly offset by borrowings of long-term debt. The Company expects to purchase or lease trucks worth approximately $10.0 million for its leasing operations in the fourth quarter of 2010, depending on customer demand, all of which will be financed. Cash used in business acquisitions was $33.7 million during the first nine months of 2010 (See Note 9 — Acquisitions of Notes to Consolidated Financial Statements). During the remainder of 2010, the Company expects to make capital expenditures for recurring items such as computers, shop equipment and vehicles of approximately $3.0 million, in addition to $0.5 million to $1.0 million for the SAP project described above.
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
Cash Flows from Financing Activities
Cash flows from financing activities include borrowings and repayments of long-term debt and net proceeds of floor plan notes payable. Cash provided by financing activities was $58.4 million during the first nine months of 2010. The Company had borrowings of long-term debt of $46.3 million and repayments of long-term debt of $41.8 million during the first nine months of 2010. The Company had net draws on floor plan notes payable of $58.3 million during the first nine months of 2010. The borrowings of long-term debt were primarily related to units for the rental and leasing operations and refinancing of real estate debt.
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
Substantially all of the Company’s commercial vehicle purchases are made on terms requiring payment within 15 days or less from the date the commercial vehicles are invoiced from the factory. Effective August 1, 2007, the Company entered into an Amended and Restated Wholesale Security Agreement with GE Capital. Interest under the floor plan financing agreement is payable monthly and the rate varies from LIBOR plus 1.15% to LIBOR plus 1.50% depending on the average aggregate month-end balance of debt. The Company finances substantially all of the purchase price of its new commercial vehicle inventory, and the loan value of its used commercial vehicle inventory under the floor plan financing agreement with GE Capital, under which GE Capital pays the manufacturer directly with respect to new commercial vehicles. The Company makes monthly interest payments to GE Capital on the amount financed, but is not required to commence loan principal repayments on any vehicle until such vehicle has been floor planned for 12 months or is sold. The floor plan financing agreement allows for prepayments and working capital advances with monthly adjustments to the interest due on outstanding advances. On September 30, 2010, the Company had approximately $246.6 million outstanding under its floor plan financing agreement with GE Capital.

A portion of the Company’s new commercial vehicle purchases are financed through Navistar Financial Corporation’s floor plan program. Interest under the floor plan program is payable monthly and the rate is 7.0%. Navistar Financial Corporation provides an interest free financing period, which varies depending on the commercial vehicle purchased. If the commercial vehicle financed by Navistar is not sold within the interest free finance period, the Company transfers the financed commercial vehicle to the GE Capital floor plan arrangement. On September 30, 2010, the Company had approximately $5.8 million outstanding under its floor plan program with Navistar Financial Corporation.
Backlog
On September 30, 2010, the Company’s backlog of commercial vehicle orders was approximately $217.8 million compared to a backlog of commercial vehicle orders of approximately $98.0 million on September 30, 2009. The Company includes only confirmed orders in its backlog. The delivery time for a custom-ordered commercial vehicle varies depending on the commercial vehicle specifications and demand for the particular model ordered. The Company sells the majority of its new commercial vehicles by customer special order, with the remainder sold out of inventory. Orders from a number of the Company’s major fleet customers are included in the Company’s backlog as of September 30, 2010.
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
The EPA and the U.S. Department of Transportation (DOT) recently announced the first national standards to reduce greenhouse gas (GHG) emissions and improve fuel efficiency of heavy-duty trucks and buses. This comprehensive national program is projected to reduce GHG emissions by about 250 million metric tons and save 500 million barrels of oil over the lives of the vehicles produced within the program’s first five years.
EPA and DOT’s National Highway Traffic Safety Administration are proposing new standards for three categories of heavy trucks: combination tractors (the main power unit portion of a tractor-trailer combined vehicle), heavy-duty pickups and vans, and vocational vehicles. The categories were established to address specific challenges for manufacturers in each area. For combination tractors, the agencies are proposing engine and vehicle standards that begin in the 2014 model year and achieve up to a 20 percent reduction in carbon dioxide (CO2) emissions and fuel consumption by 2018 model year.
For heavy-duty pickup trucks and vans, the agencies are proposing separate gasoline and diesel truck standards, which phase in starting in the 2014 model year and achieve up to a 10 percent reduction for gasoline vehicles and 15 percent reduction for diesel vehicles by 2018 model year (12 and 17 percent respectively if accounting for air conditioning leakage). Lastly, for vocational vehicles, the agencies are proposing engine and vehicle standards starting in the 2014 model year which would achieve up to a 10 percent reduction in fuel consumption and CO2 emissions by 2018 model year.
It is not possible at this time to accurately predict how the foregoing proposed standards, future legislation or other new regulations that may be adopted to address greenhouse gas emissions will impact our business. Any regulations will likely result in increased compliance costs, additional operating restrictions or changes in demand for our products and services, which could have a material adverse effect on our business, financial condition and results of operation.
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
The Company is exposed to some market risk through interest rates related to our floor plan financing agreements, variable rate real estate debt and discount rates related to finance sales. The majority of floor plan debt and variable rate real estate debt is based on LIBOR. As of September 30, 2010, the Company had floor plan borrowings and variable rate real estate debt of approximately $321.7 million. Assuming an increase or decrease in LIBOR of 100 basis points, annual interest expense could correspondingly increase or decrease by approximately $3.2 million. The Company provides all customer financing opportunities to various finance providers. The Company receives all finance charges in excess of a negotiated discount rate from the finance providers in the month following the date of the financing. The negotiated discount rate is variable, thus subject to interest rate fluctuations. This interest rate risk is mitigated by the Company’s ability to pass discount rate increases to customers through higher financing rates.
The Company is exposed to some market risk through interest rate swaps on some of the Company’s variable real estate debt. As of September 30, 2010, the Company has interest rate swaps with a total notional amount of $45.0 million. The swaps were designed to provide a hedge against changes in interest rates on some of the Company’s variable real estate debt. The swaps are collateralized by the underlying real estate. These interest rate swaps qualify for cash flow hedge accounting treatment and are considered effective. For additional information about the effect of the Company’s derivative instruments on the accompanying consolidated financial statements, see Note 11 — Financial Instruments and Fair Value of the notes thereto.
The Company is also exposed to some market risk through interest rates related to the investment of our current cash and cash equivalents which totaled $150.9 million on September 30, 2010. These funds are generally invested in variable interest rate instruments in accordance with the Company’s investment policy. As such instruments mature and the funds are reinvested, we are exposed to changes in market interest rates. This risk is mitigated by management’s ongoing evaluation of the best investment rates available for current and noncurrent high quality investments. If market interest rates were to increase or decrease immediately and uniformly by 100 basis points, the Company’s annual interest income could correspondingly increase or decrease by approximately $1.5 million.
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
As of September 30, 2010, the Company holds $7.6 million of auction rate securities with underlying tax-exempt municipal bonds that mature in 2030. Given the current market conditions in the auction rate securities market, if the Company determines that the fair value of these securities has temporarily decreased by 10%, the Company’s equity could correspondingly decrease by approximately $0.8 million. If it is determined that the fair value of these securities is other-than-temporarily impaired by 10%, the Company could record a loss on its Consolidated Statements of Operations of approximately $0.8 million. For further discussion of the risks related to our auction rate securities, see Note 11 — Financial Instruments and Fair Value of the Notes to Consolidated Financial Statements.

ITEM 4.	Controls and Procedures.
The Company, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2010 to ensure that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) is accumulated and communicated to Company management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
There has been no change in the Company’s internal control over financial reporting that occurred during the three months ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Except for the risk factor provided immediately below in this Item 1A, there have been no material changes in our risk factors disclosed in our 2009 Annual Report.
We are dependent on the ongoing success of the manufacturers we represent and adverse conditions affecting the manufacturers we represent may negatively impact our revenues and profitability.
The success of our dealerships is dependent on the manufacturers represented at such dealerships in several ways. Our ability to sell new vehicles and replacement parts is dependent on the ability of the manufacturers we represent to produce and deliver new vehicles and replacement parts to our dealerships. Additionally, our dealerships perform warranty work for vehicles under manufacturer product warranties, which are billed to the appropriate vehicle manufacturer or component supplier as opposed to invoicing the store customer. We generally have significant receivables from manufacturers for warranty and service work performed for customers. In addition, we rely on manufacturers to varying extents for product training, marketing materials, and other items for our stores. Our business, results of operations, and financial condition could be materially adversely affected as a result of any event that has a material adverse effect on the manufacturers we represent.
The manufacturers we represent may be adversely impacted by economic downturns, significant declines in the sales of their new vehicles, labor strikes or similar disruptions (including within their major suppliers), rising raw materials costs, rising employee benefit costs, adverse publicity that may reduce consumer demand for their products (including due to bankruptcy), product defects, vehicle recall campaigns, litigation, poor product mix or unappealing vehicle design, governmental laws and regulations, or other adverse events. Our results of operations, financial condition or cash flows could be adversely affected if one or more of the manufacturers we represent are impacted by any of the foregoing adverse events.
Actions taken in response to continued operational losses by manufacturers we represent, including bankruptcy or reorganizations, could have a material adverse effect on our sales volumes and profitability. In addition, such losses or reorganizations could lead to the impairment of one or more of our franchise rights, inventories, fixed assets and other related assets, which in turn could have a material adverse effect on our financial condition and results of operations. For example, during the second quarter of 2009, General Motors made the decision to terminate its medium-duty GMC truck production and wind-down the Company’s medium-duty GMC truck franchises, which forced the Company to take a significant pre-tax asset impairment charge in the second quarter of 2009. Actions taken in response to continued operational losses by manufacturers we represent, including bankruptcy or reorganizations, could also eliminate or reduce such manufacturers’ indemnification obligations to our dealerships, which could increase our risk in products liability actions.
Climate change legislation or regulations restricting emissions of “greenhouse gases” could result in increased costs and reduced demand for our products and services.
The EPA and the DOT’s National Highway Traffic Safety Administration (“NHTSA”) recently announced proposed rules to reduce greenhouse gas emissions and improve fuel efficiency of medium- and heavy-duty vehicles. The EPA and NHTSA are attempting to create a “heavy-duty national program,” designed to reduce oil consumption and address global climate change by each proposing complementary standards to reduce fuel use and greenhouse gas emissions from on-highway transportation sources. The emissions and fuel consumption standards in the proposed rules would phase in with increasing stringency in each model year from 2014 to 2018. The proposed rules are likely to increase the production costs of the manufacturers we represent. Our manufacturers are likely to pass such costs on to us, which could increase the cost of the new vehicles we sell and, accordingly, reduce demand for such products. Increased costs and reduced demand could materially adversely affect our ability to sell new vehicles, which would materially adversely affect our business, results of operations, and financial condition.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
The Company did not make any unregistered sales of equity securities during the third quarter of 2010.
The Company did not repurchase any shares of its Class A Common Stock or Class B Common Stock during the third quarter of 2010.

			Total Number of	Maximum Number
			Shares	(or Approximate
			Purchased as	Dollar Value) of
	Total	Average	Part of Publicly	Shares that May
	Number of	Price	Announced	Yet Be Purchased
	Shares	Paid Per	Plans or	Under the Plans or
Period	Purchased	Share	Programs	Programs (1)(2)

July 1 – 31, 2010	—	$0.00	—	$2,093,321
August 1 – 31, 2010	—	0.00	—	2,093,321
September 1 – 30, 2010	—	0.00	—	2,093,321

3rd Quarter Total	—	$0.00	—	$2,093,321

(1)
On July 22, 2008, the Company’s Board of Directors approved a stock repurchase program authorizing the Company to repurchase, from time to time, up to an aggregate of $20,000,000 of its shares of Class A Common Stock and/or Class B Common Stock. The stock repurchase program has no expiration date and may be suspended or discontinued at any time.

(2)	As of September 30, 2010, the Company has repurchased 1,639,843 shares of its Class B common stock at a cost of $17.9 million, none of which occurred during the third quarter of 2010.

ITEM 3.	Defaults Upon Senior Securities.
Not Applicable

ITEM 5.	Other Information.
Not Applicable

ITEM 6.	Exhibits.

Exhibit Number		Exhibit Title
3.1
Restated Articles of Incorporation of Rush Enterprises, Inc. (incorporated herein by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q (File No. 000-20797) for the quarter ended June 30, 2008)

3.2		Rush Enterprises, Inc. Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K (File No. 000-20797) filed December 9, 2008)

10.1	*	Rush Enterprises, Inc. Amended and Restated 1997 Non-Employee Director Stock Option Plan

10.2	*	Rush Enterprises, Inc. Amended and Restated 2006 Non-Employee Director Stock Plan

31.1	*	Certification of CEO pursuant to Rules 13a-14(a) and 15d-14(a) adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of CFO pursuant to Rules 13a-14(a) and 15d-14(a) adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	**	Certification of CEO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	**	Certification of CFO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	filed herewith

**	furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RUSH ENTERPRISES, INC.
Date: November 9, 2010	By:	/s/ W.M. “RUSTY” RUSH
W.M. “Rusty” Rush
President and Chief Executive Officer (Principal Executive Officer)

Date: November 9, 2010	By:	/s/ STEVEN L. KELLER
Steven L. Keller
Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number		Exhibit Title
10.1	*	Rush Enterprises, Inc. Amended and Restated 1997 Non-Employee Director Stock Option Plan
10.2	*	Rush Enterprises, Inc. Amended and Restated 2006 Non-Employee Director Stock Plan
31.1	*	Certification of CEO pursuant to Rules 13a-14(a) and 15d-14(a) adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of CFO pursuant to Rules 13a-14(a) and 15d-14(a) adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	**	Certification of CEO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	**	Certification of CFO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	filed herewith

**	furnished herewith