Form 10-K
period 2010-12-31
RUSH ENTERPRISES INC \TX\
filed 2011-03-11
CIK 1012019

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
Commission file number 0-20797
RUSH ENTERPRISES, INC.
(Exact name of registrant as specified in its charter)

Texas	74-1733016
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

555 IH 35 South, New Braunfels, TX	78130
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (830) 626-5200
Securities registered pursuant to Section 12(b) of the Act:

Class A and Class B Common Stock, $.01 par value	NASDAQ Global Select Market
Title of each class	Name of each exchange on which registered
Securities registered pursuant to Section 12(g) of the Act:
None
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
Yes ☐      No ☑
The aggregate market value of common stock held by non-affiliates of the registrant as of June 30, 2010 was approximately $429,864,022 based upon the last sales price on June 30, 2010 on The NASDAQ Global Select MarketSM of $13.36 for the registrant’s Class A common stock and $11.65 for the registrant’s Class B common stock. Shares of common stock held by each executive officer and director and by each shareholder affiliated with a director or an executive officer have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
The registrant had 26,923,258 shares Class A common stock and 10,705,346 shares of Class B common stock outstanding on March 9, 2011.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of registrant’s definitive proxy statement for the registrant’s 2011 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission not later than April 30, 2011, are incorporated by reference into Part III of this Form 10-K.

RUSH ENTERPRISES, INC.
Index to Form 10-K
Year ended December 31, 2010

NOTE REGARDING FORWARD-LOOKING STATEMENTS
Certain statements contained in this Form 10-K (or otherwise made by the Company or on the Company’s behalf from time to time in other reports, filings with the Securities and Exchange Commission, news releases, conferences, website postings or otherwise) that are not statements of historical fact constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended(the “Exchange Act”), notwithstanding that such statements are not specifically identified. Forward-looking statements include statements about the Company’s financial position, business strategy and plans and objectives of management of the Company for future operations. These forward-looking statements reflect the best judgments of the Company about the future events and trends based on the beliefs of the Company’s management as well as assumptions made by and information currently available to the Company’s management. Use of the words “may,” “should,” “continue,” “plan,” “potential,” “anticipate,” “believe,” “estimate,” “expect” and “intend” and words or phrases of similar import, as they relate to the Company or its subsidiaries or Company management, are intended to identify forward-looking statements but are not the exclusive means of identifying such statements. Forward-looking statements reflect the current view of the Company with respect to future events and are subject to risks and uncertainties that could cause actual results to differ materially from those in such statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, those set forth under Item 1A—Risk Factors as well as future growth rates and margins for certain of our products and services, future demand for our products and services, competitive factors, general economic conditions, cyclicality, market conditions in the new and used commercial vehicle markets, customer relations, relationships with vendors, the interest rate environment, governmental regulation and supervision, seasonality, distribution networks, product introductions and acceptance, technological change, changes in industry practices, one-time events and other factors described herein and in the Company’s quarterly and other reports filed with the Securities and Exchange Commission (collectively, “Cautionary Statements”). Although the Company believes that its expectations are reasonable, it can give no assurance that such expectations will prove to be correct. Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described in any forward-looking statements. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the applicable Cautionary Statements. All forward-looking statements speak only as the date on which they are made and the Company undertakes no duty to update or revise any forward-looking statements.
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
General
Rush Enterprises, Inc. was incorporated in Texas in 1965 and consists of one reportable segment, the Truck Segment. The Company conducts business through numerous subsidiaries, all of which it wholly owns, directly or indirectly. Its principal offices are located at 555 IH 35 South, Suite 500, New Braunfels, Texas 78130.
The Company is a full-service, integrated retailer of commercial vehicles and related services. The Truck Segment operates a regional network of commercial vehicle dealerships under the name “Rush Truck Centers.” Rush Truck Centers primarily sell commercial vehicles manufactured by Peterbilt, International, Hino, UD, Ford, Isuzu, Mitsubishi Fuso, IC Bus or Blue Bird. Through its strategically located network of Rush Truck Centers, the Company provides one-stop service for the needs of its commercial vehicle customers, including retail sales of new and used commercial vehicles, aftermarket parts sales, service and repair facilities, and financing, leasing and rental, and insurance products.
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
The Construction Equipment Segment will no longer be reported as a separate business segment due to the Company’s disposition of its John Deere construction equipment business in September 2010. Operating results of the Construction Equipment Segment have been classified as discontinued operations in the financial statements and related discussion and analysis below.
Rush Truck Centers. Our Rush Truck Centers are located in Alabama, Arizona, California, Colorado, Florida, Georgia, Idaho, New Mexico, North Carolina, Oklahoma, Oregon, Tennessee, Texas and Utah. The following chart reflects our franchises and parts, service and body shop operations by location.

Rush Truck Center	Heavy-Duty	Medium-Duty and Bus			Body
Location	Franchise(s)	Franchise(s)	Parts	Service	Shop

Alabama:
Mobile	Peterbilt	Peterbilt	Yes	Yes	Yes

Arizona:
Flagstaff	None	None	Yes	Yes	No
Phoenix	Peterbilt	Peterbilt, Hino	Yes	Yes	Yes
Tucson	Peterbilt	Peterbilt, Hino	Yes	Yes	No
Yuma	Peterbilt	Peterbilt	Yes	Yes	No

California:
Escondido	Peterbilt	Peterbilt, Hino	Yes	Yes	No
Fontana Heavy-Duty	Peterbilt	Peterbilt	Yes	Yes	Yes
Fontana Medium-Duty	None	Peterbilt, Hino, Isuzu, UD	Yes	Yes	No
Pico Rivera	Peterbilt	Peterbilt	Yes	Yes	Yes
San Diego	Peterbilt	Peterbilt, Hino	Yes	Yes	Yes
San Luis Obispo	None	None	Yes	Yes	No
Sylmar	Peterbilt	Peterbilt, UD	Yes	Yes	No

Colorado:
Denver Heavy-Duty	Peterbilt	Peterbilt	Yes	Yes	Yes
Denver Medium-Duty	None	Ford, Isuzu	Yes	Yes	No
Greeley	Peterbilt	Peterbilt	Yes	Yes	No
Pueblo	Peterbilt	Peterbilt	Yes	Yes	No

Florida:
Haines City	Peterbilt	Peterbilt, Diamond Coach	Yes	Yes	Yes
Jacksonville	Peterbilt	Peterbilt, Hino, Diamond Coach	Yes	Yes	Yes
Orlando	None	Isuzu	Yes	Yes	No
Orlando	None	Ford	Yes	Yes	Yes
Tampa	Peterbilt	Peterbilt, Diamond Coach	Yes	Yes	No
Winter Garden	Peterbilt	Peterbilt, Isuzu, UD, Diamond Coach	Yes	Yes	No

Georgia:
Atlanta	None	Hino, Isuzu, UD	Yes	Yes	No

Idaho:
Boise	International	International, IC Bus, Autocar, Kalmar	Yes	Yes	Yes
Heyburn	International	International	Yes	Yes	No
Idaho Falls	International	International, IC Bus, Kalmar	Yes	Yes	Yes
Lewiston	International	International	Yes	Yes	No
Twin Falls	International	International	Yes	Yes	No

New Mexico:
Albuquerque	Peterbilt	Peterbilt	Yes	Yes	Yes
Las Cruces	Peterbilt	Peterbilt	Yes	Yes	No

Rush Truck Center	Heavy-Duty	Medium-Duty and Bus			Body
Location	Franchise(s)	Franchise(s)	Parts	Service	Shop

North Carolina:
Charlotte	Peterbilt	Peterbilt, Hino, Isuzu	Yes	Yes	No
Charlotte	International	International, Workhorse	Yes	Yes	Yes

Oklahoma:
Ardmore	Peterbilt	Peterbilt	Yes	Yes	No
Oklahoma City	Peterbilt	Peterbilt, Hino, Ford, Isuzu	Yes	Yes	Yes
Tulsa	Peterbilt	Peterbilt, Hino	Yes	Yes	Yes

Oregon:
Ontario	International	International	Yes	Yes	No

Tennessee:
Nashville	Peterbilt	Peterbilt	Yes	Yes	Yes

Texas:
Abilene	Peterbilt	Peterbilt	Yes	Yes	No
Alice	Peterbilt	Peterbilt, Blue Bird, Elkhart, Diamond Coach	Yes	Yes	No
Austin	Peterbilt	Peterbilt, Hino, Isuzu, UD, Blue Bird, Elkhart, Diamond Coach	Yes	Yes	No
Dallas Heavy-Duty	Peterbilt	Peterbilt, Blue Bird, Elkhart, Diamond Coach	Yes	Yes	Yes
Dallas Medium-Duty	None	Peterbilt, Hino, UD, Blue Bird, Elkhart Diamond Coach	Yes	Yes	No
Dallas	None	Ford, Isuzu	Yes	Yes	No
El Paso	Peterbilt	Peterbilt, Hino, Isuzu	Yes	Yes	Yes
Fort Worth	Peterbilt	Peterbilt, UD, Blue Bird, Elkhart, Diamond Coach	Yes	Yes	No
Houston	Peterbilt	Peterbilt, Hino, Blue Bird, Elkhart, Diamond Coach	Yes	Yes	Yes
Laredo	Peterbilt	Peterbilt, Blue Bird, Elkhart, Diamond Coach	Yes	Yes	Yes
Lufkin	Peterbilt	Peterbilt, Blue Bird, Elkhart, Diamond Coach	Yes	Yes	Yes
Pharr	Peterbilt	Peterbilt, Hino, Blue Bird, Elkhart, Diamond Coach	Yes	Yes	Yes
San Antonio	Peterbilt	Peterbilt, Hino, Blue Bird, Elkhart, Diamond Coach	Yes	Yes	Yes
Sealy	Peterbilt	Peterbilt, Isuzu, Blue Bird, Elkhart, Diamond Coach	Yes	Yes	No
Texarkana	Peterbilt	Peterbilt, Hino, Isuzu, Blue Bird, Elkhart, Diamond Coach	Yes	Yes	No
Tyler	Peterbilt	Peterbilt, Blue Bird, Elkhart, Diamond Coach	Yes	Yes	No
Waco	Peterbilt	Peterbilt, Hino, Isuzu, Blue Bird, Elkhart, Diamond Coach	Yes	Yes	No

Utah:
Helper	International	International	Yes	Yes	No
Farr West	International	International, IC Bus	Yes	Yes	No
Salt Lake City	International	International, IC Bus, Autocar, Mitsubishi Fuso, Workhorse	Yes	Yes	Yes
Springville	International	International, Mitsubishi Fuso	Yes	Yes	No
St. George	International	International, Mitsubishi Fuso	Yes	Yes	No

Leasing and Rental Services. Through certain of our Rush Truck Centers and several stand-alone Rush Truck Leasing Centers, we provide a broad line of product selections for lease or rent, including Class 4, Class 5, Class 6, Class 7 and Class 8 trucks, heavy-duty cranes and refuse haulers. Our lease and rental fleets are offered on a daily, monthly or long-term basis.
Financial and Insurance Products. At our dealerships we offer third-party financing to assist customers in purchasing new and used commercial vehicles. Additionally, we sell, as agent, a complete line of property and casualty insurance, including collision and liability insurance on commercial vehicles, cargo insurance and credit life insurance.
Industry
See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry” for a description of our industry and the markets in which we operate.
Our Business Strategy
Operating Strategy. Our strategy is to operate an integrated dealer network that provides complementary products and services. Our strategy includes the following key elements:
•
One-Stop Centers. We have developed our commercial vehicle dealerships as “one-stop centers” where, at one convenient location, our customers can do the following: purchase new and used commercial vehicles; finance, lease or rent commercial vehicles; purchase aftermarket parts and accessories; and have service performed by certified technicians. We believe that this full-service strategy also helps to mitigate cyclical economic fluctuations because the parts and service sales at our dealerships generally tend to be less volatile than our new and used commercial vehicle sales.

•
Branding Program. We employ a branding program for our dealerships through distinctive signage and uniform marketing programs to take advantage of our existing name recognition and to communicate the standardized high quality of our products and reliability of our services throughout our dealership network.

•
Management by Dealership Units. At each of our dealerships, we operate one or more of the following departments: new sales, used sales, financial services, parts, service or body shop. Our general managers measure and manage the operations of each of our dealerships according to the specific departments operating at that location. We believe that this system enhances the profitability of all aspects of a dealership and increases our overall operating margins. Operating goals for each department at each of our dealerships are established annually and managers are rewarded for performance.

•
Integrated Management Information Systems. In order to efficiently operate separate departments within each dealership, we rely upon our management information systems to determine and monitor appropriate inventory levels and product mix at each Rush Truck Center. Our parts reordering system assists each Rush Truck Center in maintaining the proper inventory levels and typically permits inventory delivery to each location, or directly to customers, within 24 hours from the time the order is placed. In addition, by actively monitoring market conditions, assessing product and expansion strategies and remaining abreast of changes within the market, we are able to proactively address market-by-market changes by realigning and, if necessary, adding product lines and models.

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
•
Open New Rush Truck Centers in Existing Areas of Operation. We continually evaluate opportunities to increase our market share by adding new Rush Truck Centers to underserved markets within our current areas of operation. The introduction of additional Rush Truck Centers enables us to enhance revenues from our existing customer base as well as increase the awareness of the “Rush” brand name for new customers. In identifying new areas for expansion, we analyze the market’s level of new truck registrations, customer buying and leasing trends and the existence of competing franchises. We also assess the potential performance of a parts and service center. After a market has been strategically reviewed, we survey the region for a well-situated location. Whether we acquire existing dealerships or open a new dealership, we introduce our branding program and implement our integrated management system.

Management of Our Dealerships
We manage our dealerships as described below.
Rush Truck Centers
Our Rush Truck Centers are responsible for sales of new and used commercial vehicles, as well as related parts and services.
New Truck Sales. New heavy-duty truck sales represent the largest portion of our revenue, accounting for approximately $595.4 million, or 39.7%, of our total revenues in 2010. New Class 8 heavy-duty Peterbilt truck sales accounted for approximately 70.3% of our new truck revenues for 2010.
Our Rush Truck Centers that sell new and used Class 8 heavy-duty trucks also sell medium-duty commercial vehicles. Certain Rush Truck Centers sell medium-duty trucks manufactured by Peterbilt, Hino, Isuzu, Ford, International, Mitsubishi Fuso or UD and buses manufactured by Blue Bird, Diamond Coach, IC BUS and Elkhart (see Part I, Item 1, “General — Rush Truck Centers” for information on which brands we sell at each Rush Truck Center). New medium-duty commercial vehicle sales, excluding new bus sales, accounted for approximately $148.8 million, or 9.9% of our total revenues for 2010, and 18.9% of our new commercial vehicles revenues for 2010. Our customers use heavy- and medium-duty trucks to haul various materials, including general freight, petroleum, wood products, refuse and construction materials. New bus sales accounted for approximately $41.3 million, or 2.8% of our total revenues for 2010, and 5.24% of our new truck revenues for 2010.

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
Used Commercial Vehicle Sales. Used commercial vehicle sales accounted for approximately $139.0 million, or 9.3%, of our total revenues for 2010. We sell used commercial vehicles at most of our Rush Truck Centers. We believe that we are well positioned to market used commercial vehicles due to our ability to recondition them for resale utilizing the parts and service departments of our Rush Truck Centers and our ability to move used commercial vehicles between Rush Truck Centers to satisfy customer demand. The majority of our used commercial vehicle inventory consists of commercial vehicles taken as trade-ins from new customers, but we supplement our used commercial vehicle inventory by purchasing used commercial vehicles from third parties for resale.
Commercial Vehicle Parts and Service. Commercial vehicle related parts and service revenues accounted for approximately $489.3 million, or 32.7%, of our total revenues for 2010. The parts business enhances our sales and service functions and is a source of recurring revenue. Rush Truck Centers carry a wide variety of commercial vehicle parts in inventory. Certain Rush Truck Centers also feature fully equipped service and body shop facilities, the combination and configuration of which varies by location, capable of handling a broad range of repairs on most makes and classes of commercial vehicles. Each Rush Truck Center is a warranty service center for the commercial vehicle manufacturers represented at that location and most are also authorized service centers for other manufacturers, including, Caterpillar, Cummins, Eaton and Arvin Meritor. We have more than 1,000 service and body shop bays, including 24 paint booths, throughout our Rush Truck Center network. We also have field service trucks and technicians who make on-site repairs at our customers’ locations.
We perform both warranty and non-warranty service work on commercial vehicles. The cost of warranty work is generally reimbursed by the applicable manufacturer at retail commercial rates. A majority of the service technicians at our Rush Truck Centers have been certified by various vehicle component manufacturers.
As part of our leasing and rental operations, we enter into contracts with customers to provide full-service maintenance on their trucks. We had 825 units under contract maintenance as of December 31, 2010, and 667 units under contract maintenance as of December 31, 2009.
Truck Leasing and Rental. Truck leasing and rental revenues accounted for approximately $67.4 million, or 4.5%, of our total revenues for 2010. At our Rush Truck Leasing locations, we engage in full-service truck leasing under the PacLease and Idealease trade names. Leasing and rental customers contribute to additional parts sales and service work at Rush Truck Centers because most of our leases require service and maintenance for the leased trucks to be performed at our facilities (or at facilities outside our service area, as we direct). Rented trucks are also generally serviced at our facilities. We had 2,984 units in our lease and rental fleet as of December 31, 2010 compared to 2,366 units as of December 31, 2009. Generally, we sell trucks that have been retired from our lease and rental fleet through the used sales operations at our Rush Truck Centers. Historically, we have realized gains on the sale of used lease trucks in excess of the cost of the purchase option contained in our leases or the book value of trucks owned by the Company.
Financial and Insurance Products
We sell, as agent, a complete line of property and casualty insurance to our commercial vehicle customers and other truck owners. Our agency is licensed to sell truck liability, collision and comprehensive, workers’ compensation, cargo, credit life and occupational accident insurance coverage. We serve as sales representatives for a number of leading insurance companies including the Great American Insurance Companies, Sentry Insurance and Hartford Insurance Group. Our renewal rate in 2010 was 80%.
Rush Truck Centers have personnel responsible for arranging third-party financing for our product offerings. We also have licensed insurance agents at a number of our dealerships who arrange insurance for our customers. The sale of financial and insurance products accounted for approximately $7.9 million, or 0.5%, of our total revenue for 2010. Finance and insurance revenues have minimal direct costs and, therefore, contribute a disproportionate share of our operating profits.

New and Used Commercial Vehicle Financing. We arranged customer financing through various commercial lending sources for approximately 24% of our new and used commercial vehicle sales in 2010 and approximately 22% in 2009. Generally, commercial vehicle finance contracts are memorialized through the use of installment contracts, which are secured by the commercial vehicles financed, and require a down payment of 10% to 30% of the selling price of the financed commercial vehicle, with the remaining balance financed over a two to five-year period. The majority of finance contracts are sold to third parties without recourse to the Company. The Company’s recourse liability related to finance contracts sold with recourse to the Company ranges from 5% to 100% of the outstanding amount of each note initiated on behalf of the finance company (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies”). The Company provides an allowance for repossession losses and early repayment penalties.
Sales and Marketing
Our established expansion and acquisition strategy and long history of operations in the commercial vehicle business have resulted in a strong customer base that is diverse in terms of geography, industry and scale of operations. Rush Truck Centers’ customers include owner operators, regional and national truck fleets, corporations and local governments. During 2010, no single customer of our Rush Truck Centers accounted for more than 10% of our total commercial vehicle sales by dollar volume. We generally promote our products and related services through direct customer contact by our sales personnel, advertisements in trade magazines and attendance at industry shows.
We believe that the consistently reliable service received by our customers, our longevity and our geographic diversity have resulted in increased market recognition of the “Rush” brand name and have served to reinforce customer loyalty. In an effort to enhance our name recognition and to communicate the standardized high level of quality products and services provided at our Rush Truck Centers, we implement our “Rush” brand name concept at each of our dealerships.
Facility Management
Personnel. Each Rush Truck Center is typically managed by a general manager who oversees the operations, personnel and the financial performance of the location, subject to the direction of a regional manager and personnel at our corporate office. Additionally, each Rush Truck Center is typically staffed by a sales manager, parts manager, service manager, sales representatives, parts employees, and other service and make-ready employees, as appropriate, given the services offered. The sales staff of each Rush Truck Center is compensated on a salary plus commission basis, with a high percentage of their compensation consisting of commission, while managers receive a combination of salary and performance bonus, with a high percentage of their compensation consisting of the performance bonus. We believe that our employees are among the highest paid in their respective industry, which enables us to attract and retain qualified personnel.
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
Members of senior management and regional managers regularly travel to each Rush Truck Center to provide on-site management and support. Each Rush Truck Center is audited regularly for compliance with corporate policies and procedures. These routine unannounced internal audits, objectively measure dealership performance with respect to corporate expectations in the management and administration of sales, commercial vehicle inventory, parts inventory, parts sales, service sales, body shop sales, corporate policy compliance, human resources compliance, and environmental and safety compliance matters. The Company has instituted succession planning pursuant to which employees in each Rush Truck Center are groomed as assistant managers to assume management responsibilities in existing and future dealerships.

Purchasing and Suppliers. We believe that pricing is an important element of our marketing strategy. Because of our size, our Rush Truck Centers benefit from volume purchases at favorable prices that permit them to achieve a competitive pricing position in the industry. We purchase our commercial vehicle inventory and proprietary parts and accessories directly from the applicable vehicle manufacturer. All other manufacturers’ parts and accessories, including those of Caterpillar, Cummins and other component manufacturers, are purchased through wholesale distributors, which buy such products for resale to the Company and other dealers. Most purchasing commitments are negotiated by personnel at our corporate headquarters. Historically, we have been able to negotiate favorable pricing levels and terms, which enable us to offer competitive prices for our products.
Management Information Systems. We utilize our management information systems to monitor the inventory level of commercial vehicles and parts at each of our dealerships. From information assimilated from management information systems, management has developed a model reflecting historic sales levels of different product lines. This model enables management to identify the appropriate level and combination of inventory and forms the basis of our operating plan. Our management information systems and databases are also used to monitor market conditions and sales information and assess product and expansion strategies.
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
Recent Acquisitions and Disposition
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
On May 24, 2010, the Company acquired certain assets of Lake City Companies, LLC and certain of its subsidiaries and affiliates (collectively, “Lake City International”). Lake City International operated a commercial truck and bus sales, service, parts, finance and leasing business representing multiple brands at five locations in Utah, five locations in Idaho and one location in Oregon. These locations are operating as Rush Truck Centers and offer a combination of International heavy- and medium-duty commercial vehicles, Autocar trucks, Mitsubishi Fuso medium-duty trucks, IC buses and Workhorse chassis in addition to parts, service, body shop, financing and insurance capabilities. Rush Truck Leasing operates Idealease truck rental and leasing franchises at locations in Salt Lake City, Utah, and Boise, Idaho. The transaction, including the real estate, was valued at approximately $70.0 million. The purchase price for the assets of the business was paid in cash and the purchase price for the real estate was partially paid in cash with the remainder financed with long-term debt.
On July 12, 2010, the Company acquired certain assets of Joe Cooper Truck Center LLC, which consisted of a Ford franchise in Oklahoma City, Oklahoma. The newly acquired Ford franchise was added to the Company’s existing dealership in Oklahoma City, Oklahoma. The transaction was valued at approximately $1.2 million, with the purchase price paid in cash.

On October 12, 2010, the Company acquired certain assets of Metro Ford Truck Sales, Inc., which consisted of a Ford and Isuzu commercial vehicle dealership in Dallas, Texas. The Company is operating the facility as a full-service Rush Truck Center offering medium-duty trucks, parts and service. The transaction, including the real estate, was valued at approximately $5.6 million, with the purchase price paid in cash.
See Note 16 of the Notes to Consolidated Financial Statements for a detailed discussion of the allocation of the purchase price of these acquisitions.
See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations —Pending Acquisition” for a description of our pending acquisition of certain assets of Asbury Automotive Atlanta, LLC.
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
Dealership Agreements
Peterbilt. We have entered into nonexclusive dealership agreements with Peterbilt which authorize us to act as a dealer of Peterbilt heavy- and medium-duty trucks. Our Peterbilt areas of responsibility currently encompass areas in the states of Alabama, Arizona, California, Colorado, Florida, New Mexico, North Carolina, Oklahoma, Tennessee and Texas. These dealership agreements currently have terms expiring between April 2011 and July 2013 and impose certain operational obligations and financial requirements upon us and our dealerships. The Company’s dealership agreements with Peterbilt may be terminable by Peterbilt in the event the aggregate voting power of W. Marvin Rush, W.M. “Rusty” Rush, other members of the Rush family and certain executives of the Company decreases below 30%. These agreements also grant Peterbilt rights of first refusal under certain circumstances relating to any sale or transfer of our dealership locations or if certain Rush family members desire to sell more than 100,000 shares of our voting common stock within a 12-month period to anyone other than family members or certain other specified persons. Any termination or non-renewal of these dealership agreements by Peterbilt must follow certain guidelines established by both state and federal legislation designed to protect motor vehicle dealers from arbitrary termination or non-renewal of franchise agreements. The Automobile Dealers Day in Court Act and other similar state laws provide that the termination or non-renewal of a motor vehicle dealership agreement must be done in “good faith” and upon a showing of “good cause” by the manufacturer for such termination or non-renewal, as such terms have been defined by statute and interpreted in case law. Sales of new Peterbilt trucks accounted for approximately 40.5% of our total revenues for 2010.
Other Commercial Vehicle Suppliers. In addition to our dealership agreements with Peterbilt, various Rush Truck Centers have entered into dealership agreements with other commercial vehicle manufacturers including Autocar, Blue Bird, Ford, Hino, IC, International, Isuzu, Mitsubishi and UD, which currently have terms expiring between May 2011 and May 2015. These dealership agreements impose operating requirements upon us and require consent from the affected supplier for sale or transfer of such dealership agreement. Sales of non-Peterbilt commercial vehicles accounted for approximately 9.1% of our total revenues for 2010.

Floor Plan Financing
Trucks. During 2010, we financed substantially all of our new truck inventory and the loan value of our used truck inventory under a wholesale security agreement with General Electric Capital Corporation (“GE Capital”). Interest under the wholesale security agreement was payable monthly and during 2010, the rate varied from LIBOR plus 1.15% to LIBOR plus 1.50% depending on the month-end average aggregate amount outstanding under our GE Capital wholesale security agreement.
On December 31, 2010, we entered into a new $450.0 million credit agreement with GE Capital to replace our wholesale security agreement. The interest rate under the new credit agreement is LIBOR plus 2.95%. As of December 31, 2010, we had approximately $229.9 million outstanding under the credit agreement. GE Capital may terminate this credit agreement without cause upon 120 days notice.
Several truck manufacturers offer floor plan programs with varying interest free finance periods. If the commercial vehicle financed by other manufacturers is not sold within the interest free finance period, the Company transfers the financed commercial vehicle to the GE Capital credit agreement.
Product Warranties
The manufacturers we represent provide retail purchasers of their products with a limited warranty against defects in materials and workmanship, excluding certain specified components that are separately warranted by the suppliers of such components. The Company provides a warranty up to eighteen months on the Company’s branded parts. The Company also provides a one year extended warranty beyond the manufacturer’s warranty on new school buses sold in the State of Texas, as required by state law.
We generally sell used commercial vehicles in “as is” condition without manufacturer’s warranty, although manufacturers sometimes will provide a limited warranty on their used products if such products have been properly reconditioned prior to resale or if the manufacturer’s warranty on such product is transferable and has not expired. We do not provide any warranty on used commercial vehicles.
Trademarks
The Peterbilt, Hino, Isuzu, Ford, International, Blue Bird, IC Bus, Autocar, Fuso and UD trademarks and trade names, which are used in connection with our marketing and sales efforts, are subject to limited licenses included in our dealership agreements with each manufacturer. The licenses are for the same periods as our dealership agreements. These trademarks and trade names are widely recognized and are important in the marketing of our products. Each licensor engages in a continuous program of trademark and trade name protection. We hold registered trademarks from the U.S. Patent and Trademark Office for the names “Rush Enterprises,” “Rush Truck Center,” “Associated Truck Insurance Services,” “Chrome Country” and “Rig Tough.”
Employees
On December 31, 2010, the Company had 3,010 employees. The Company has no contracts or collective bargaining agreements with labor unions and has never experienced work stoppages. The Company considers its relations with its employees to be good.
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

Backlog
On December 31, 2010, the Company’s backlog of commercial vehicle orders was approximately $277.1 million as compared to a backlog of commercial vehicle orders of approximately $110.6 million on December 31, 2009. The Company includes only confirmed orders in its backlog. The delivery time for a custom-ordered truck varies depending on the truck specifications and demand for the particular model ordered, however, the Company expects to fill all of its backlog orders during 2011. The Company sells the majority of its new commercial vehicles by customer special order, with the remainder sold out of inventory. Orders from a number of the Company’s major fleet customers are included in the Company’s backlog as of December 31, 2010.
Environmental Standards and Other Governmental Regulations
The Company is subject to a wide range of federal, state and local environmental laws and regulations, including those governing discharges into the air and water; the operation and removal of underground and aboveground storage tanks; the use, handling, storage and disposal of hazardous substances, petroleum and other materials; and the investigation and remediation of contamination. As with commercial vehicle dealerships generally, and service, parts and body shop operations in particular, our business involves the generation, use, storage, handling and contracting for recycling or disposal of hazardous materials or wastes and other environmentally sensitive materials. The Company has incurred, and will continue to incur, capital and operating expenditures and other costs in complying with such laws and regulations.
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
The EPA and DOT’s National Highway Traffic Safety Administration are proposing new standards for three categories of heavy trucks: combination tractors (the main power unit portion of a tractor-trailer combined vehicle), heavy-duty pickups and vans, and vocational vehicles. The categories were established to address specific challenges for manufacturers in each area. For combination tractors, the agencies are proposing engine and vehicle standards that begin in the 2014 model year and achieve up to a 20 percent reduction in carbon dioxide (CO2) emissions and fuel consumption by 2018 model year.

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
The Company believes that it does not currently have any material environmental liabilities and that compliance with environmental laws and regulations will not, individually or in the aggregate, have a material adverse effect on our results of operations, financial condition or cash flows. However, soil and groundwater contamination is known to exist at some of our current properties. Further, environmental laws and regulations are complex and subject to change. In addition, in connection with acquisitions, it is possible that the Company will assume or become subject to new or unforeseen environmental costs or liabilities, some of which may be material. In connection with our dispositions, or prior dispositions made by companies acquired, the Company may retain exposure for environmental costs and liabilities, some of which may be material. Compliance with current or amended, or new or more stringent, laws or regulations, stricter interpretations of existing laws or the future discovery of environmental conditions could require additional expenditures by us, and those expenditures could be material.
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
We currently operate as a dealer of Peterbilt trucks and parts pursuant to dealership agreements with Peterbilt, a division of PACCAR. During 2010, a significant portion of our revenues resulted from sales of trucks purchased from Peterbilt and parts purchased from PACCAR. Due to our dependence on PACCAR and Peterbilt, we believe that the long-term success of our Rush Truck Centers depends, in large part, on the following:
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
Our results of operations and financial condition have been adversely affected by the conditions in the credit markets and unfavorable economic conditions in the United States.
Our business and operating results have been adversely affected by the unfavorable economic conditions in the United States, including the turbulence in the credit markets. In the commercial vehicle finance markets in recent years, tight credit conditions resulted in a decrease in the availability of commercial vehicle loans and led to more stringent lending restrictions. The economic conditions in the United States in recent years adversely impacted general demand for new and used commercial vehicles. As a result, our new and used commercial vehicle sales and margins continue to be adversely impacted.
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
New and used commercial vehicle retail sales tend to experience periods of decline characterized by oversupply and weak demand. The commercial vehicle retail industries may experience sustained periods of decline in commercial vehicle sales in the future. Any decline or change of this type could materially affect our business, financial condition and results of operations.
As previously discussed, our business is subject to the adverse economic conditions present in the United States in recent years, including, without limitation, decreased levels of business activity, decreased freight demand, decreased construction activity, interest rate volatility, and limited credit availability. These adverse economic conditions could continue to materially affect our business, financial condition and results of operations.
Adverse regional economic and competitive conditions in the geographic markets in which we operate could materially affect our business, financial condition and results of operations. Our new commercial vehicle sales volume therefore may differ from industry sales fluctuations.
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
Our primary floor plan financing agreements and some of our other debt are subject to variable interest rates. Therefore, our interest expense would rise with any increase in interest rates. A rise in interest rates may also have the effect of depressing demand in the interest rate sensitive aspects of our business, particularly new and used commercial vehicle sales, because many of our customers finance these large purchases. As a result, a rise in interest rates may have the effect of simultaneously increasing our costs and reducing our revenues, which could materially affect our business, financial condition and results of operations. See “Quantitative and Qualitative Disclosures about Market Risk” for a discussion regarding our interest rate sensitivity.
Our dealership agreements may be terminable upon a change of control and we cannot control whether our controlling shareholder and management maintain their current positions.
We have entered into nonexclusive dealership agreements with Peterbilt that authorize us to act as a dealer of Peterbilt trucks. Peterbilt may terminate our dealership agreements in the event of a change of control of the Company or if we violate any number of provisions in the dealership agreements. Under our Peterbilt dealership agreements, a change of control occurs if (i) with respect to the election of directors, the aggregate voting power held by W. Marvin Rush, W. M. “Rusty” Rush, W. Marvin Rush’s family members and other executives of the Company decreases below 30% (such persons currently control 34.1% of the aggregate voting power with respect to the election of directors); or (ii) any person or entity other than W. Marvin Rush, W. M. “Rusty” Rush and other Rush executives or any person or entity who has been approved in writing by PACCAR, owns common stock with a greater percentage of the voting power with respect to the election of our directors than W. Marvin Rush and W. M. “Rusty” Rush and other executives of the Company, in the aggregate, or any person other than W. Marvin Rush, W. M. “Rusty” Rush, Robin M. Rush or any person who has been approved in writing by PACCAR holds the office of Chairman of the Board, President or Chief Executive Officer of the Company. We have no control over the transfer or disposition by W. Marvin Rush or by his estate of his common stock. If W. Marvin Rush were to sell his Class B common stock or bequest his Class B common stock to nonfamily members or if his estate is required to liquidate his Class B common stock to pay estate taxes or otherwise, the change of control provisions of the Peterbilt dealership agreements may be triggered and cause us to lose our critical right to sell Peterbilt products. Some of our medium-duty truck dealership agreements are also terminable if the aggregate voting power of W. Marvin Rush and his family members falls below certain percentages, typically 25%. If our dealership agreements with any manufacturer are terminated, we will lose the right to purchase such manufacturer’s products, which would have a material adverse effect on our operations, revenues and profitability.
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
Our Peterbilt dealership agreements have current terms expiring between April 2011 and July 2013. Our International dealership agreements have current terms expiring May 2013 and May 2015. Our dealership agreements with Autocar, Mitsubishi, Hino, UD, Ford, Isuzu, Diamond, Elkhart, Blue Bird, IC Bus and Workhorse for the sale of medium-duty commercial vehicles have current terms expiring between May 2011 and May 2015. Upon expiration of each agreement, we must negotiate a renewal. In many states, state dealer franchise laws restrict the manufacturer’s ability to refuse to renew dealership agreements or to impose new terms upon renewal. To the extent such laws do permit non-renewal or imposition of new terms, the relatively short terms will give the manufacturers the opportunity to exercise such rights. Any non-renewal or imposition of less favorable terms upon renewal could have an adverse impact on our business.

We depend on relationships with suppliers for sales incentives, discounts and similar programs which are material to our operations.
We depend on suppliers for sales incentives, discounts, warranties and other programs that are intended to promote our use of their components. Most of the incentives and discounts are individually negotiated and not always the same as those made available to our competitors. These incentives and discounts are material to our operations. A reduction or discontinuation of a component supplier’s incentive program could have a material adverse effect on our profitability.
Substantial competition may affect our profitability.
We face vigorous competition for customers and for suitable dealership locations. We compete with a large number of independent dealers, factory-owned dealers, and independent service centers. There is significant competition both within the markets we currently serve and in markets that we may enter. Moreover, our dealership agreements generally do not contractually provide us with exclusive dealerships in any territory. Manufacturers we represent could elect to create additional dealers in our market areas in the future, subject to restrictions imposed by state laws. While dealership agreements typically restrict dealers from operating sales or service facilities outside their assigned territory, such agreements do not restrict fleet or other sales or marketing activity outside the assigned territory. Accordingly, we engage in fleet sales and other marketing activities outside our assigned territories and other dealers engage in similar activities within our territories. Dealer competition continues to increase and is affected by a number of factors including the accessibility of dealership locations, the number of dealership locations, product pricing, product value, product quality, product design and customer service (including technical service). We anticipate that we will continue to face strong competition in the future.
We could incur substantial business interruptions during our dealer management system conversion.
We will continue to implement SAP enterprise software and a new SAP dealership management system throughout the organization during 2011. The estimated cost of the implementation is approximately $39.0 million. SAP’s dealership management system will become our sole dealership management system for our Rush Truck Centers. We currently operate on a KARMAK Legend Enterprise Solution and our Rush Truck Centers operate on KARMAK Legend dealer management system. By implementing SAP, we believe that we will be able to standardize operational processes throughout our network of Rush Truck Centers. However, if our implementation of SAP is unsuccessful, we could incur substantial business interruptions, including the inability to perform routine business transactions, which could have a significant impact on our financial performance.
If we lose key personnel or are unable to attract additional qualified personnel, our business could be adversely affected because we rely on the industry knowledge and relationships of our key personnel.
We believe that our success depends significantly upon the efforts and abilities of our executive management and key employees. Additionally, our business is dependent upon our ability to continue to attract and retain qualified personnel, such as executive officers, managers and dealership personnel. The loss of the services of one or more members of our senior management team could have a material adverse effect on us and materially impair the efficiency and productivity of our operations. In addition, the loss of any of our key employees or the failure to attract additional qualified executive officers, managers and dealership personnel could have a material adverse effect on our business and may materially impact the ability of our dealerships to conduct their operations in accordance with our business strategy.
Natural disasters and adverse weather events can disrupt our business.
Our dealerships are concentrated in states and regions in the United States in which actual or threatened natural disasters and severe weather events (such as hurricanes, earthquakes, fires, floods and hail storms) may disrupt our operations, which may adversely impact our business, results of operations, financial condition and cash flows. In addition to business interruption, our business is subject to substantial risk of property loss due to the significant concentration of property at dealership locations. Although we have, subject to certain limitations and exclusions, substantial insurance, we may be exposed to uninsured or underinsured losses that could have a material adverse effect on our business, financial condition, results of operations or cash flows.

The dollar amount of our backlog, as stated at any given time, is not necessarily indicative of our future earnings.
As of December 31, 2010, our backlog of new commercial vehicle orders was approximately $277.1 million. Our backlog is determined quarterly by multiplying the number of new commercial vehicles for each particular type of commercial vehicle ordered by a customer at our Rush Truck Centers by the recent average selling price for that type of commercial vehicle. We only include confirmed orders in our backlog. However, such orders are subject to cancellation. In the event of order cancellation, we have no contractual right to the total revenues reflected in our backlog.
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
We are subject to a wide range of federal, state and local environmental laws and regulations, including those governing discharges into the air and water; the operation and removal of underground and aboveground storage tanks; the use, handling, storage and disposal of hazardous substances, petroleum and other materials; and the investigation and remediation of contamination. As with commercial vehicle dealerships generally, and service, parts and body shop operations in particular, our business involves the generation, use, storage, handling and contracting for recycling or disposal of hazardous materials or wastes and other environmentally sensitive materials. Any non-compliance with these laws and regulations could result in significant fines, penalties and remediation costs which could adversely affect our results of operations, financial condition or cash flows.
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
The EPA and the DOT’s National Highway Traffic Safety Administration (“NHTSA”) recently announced proposed rules to reduce greenhouse gas emissions and improve fuel efficiency of medium and heavy-duty vehicles. The EPA and NHTSA are attempting to create a “heavy-duty national program,” designed to reduce oil consumption and address global climate change by each proposing complementary standards to reduce fuel use and greenhouse gas emissions from on-highway transportation sources. The emissions and fuel consumption standards in the proposed rules would phase in with increasing stringency in each model year from 2014 to 2018. The proposed rules are likely to increase the production costs of the manufacturers we represent. Our manufacturers are likely to pass such costs on to us, which could increase the cost of the new vehicles we sell and, accordingly, reduce demand for such products. Increased costs and reduced demand could materially adversely affect our ability to sell new vehicles, which would materially adversely affect our business, results of operations, and financial condition.
Negative conditions in global credit markets may impair our investments in auction rate securities.
Auction rate securities (“ARS”) are long-term debt instruments with interest rates that reset through periodic short-term auctions. Holders of ARS can either sell into the auction, or bid, based on a desired interest rate, or hold and accept the reset rate. If there are insufficient buyers, then the auction fails and holders are unable to liquidate their investment through the auction. A failed auction is not a default of the debt instrument, but does set a new interest rate in accordance with the original terms of the debt instrument. The result of a failed auction is that the ARS continues to pay interest in accordance with its terms; however, liquidity for holders is limited until there is a successful auction or until such time as another market for ARS develops. ARS are generally callable at any time by the issuer. Auctions continue to be held as scheduled until the ARS matures or until it is called.
As a result of the conditions in the global credit markets, we have been unable to liquidate our holdings of certain ARS because the amount of securities submitted for sale has exceeded the amount of purchase orders for such securities and the auctions failed. As of December 31, 2010, the Company held approximately $7.6 million in ARS. We continue to earn interest on these investments at the contractual rate. In the event we need to access these funds, we will not be able to do so until a future auction is successful, the issuer redeems the securities, a buyer is found outside of the auction process or the securities mature. If these ARS are unable to successfully clear at future auctions or issuers do not redeem the securities, we may be required to adjust the carrying value of the securities and record an impairment charge. If we determine that the fair value of these ARS is temporarily impaired, we would record a temporary impairment within other comprehensive income, a component of stockholders’ equity. If it is determined that the fair value of these securities is other than temporarily impaired, we would recognize the credit loss portion of the other than temporary impairment in earnings, which could materially adversely impact our results of operations and financial condition. Any noncredit loss would be recognized in other comprehensive income. For further discussion of the risks related to our auction rate securities, see Note 9 — Financial Instruments and Fair Value of the Notes to Consolidated Financial Statements and Item 7A — Quantitative and Qualitative Disclosures about Market Risk.

An impairment in the carrying value of goodwill and other indefinite-lived intangible assets could negatively affect our operating results.
We have a substantial amount of goodwill on our balance sheet as a result of acquisitions we have completed. Approximately 98% of these intangibles are concentrated in our Truck Segment. The carrying value of goodwill represents the fair value of an acquired business in excess of identifiable assets and liabilities as of the acquisition date. Goodwill is not amortized, but instead is evaluated for impairment at least annually, or more frequently if potential interim indicators exist that could result in impairment. In testing for impairment, if the carrying value of a reporting unit exceeds its current fair value as determined based on the discounted future cash flows of the reporting unit, the goodwill is considered impaired and is reduced to fair value via a non-cash charge to earnings. Events and conditions that could result in impairment include a prolonged weak economic recovery, adverse changes in the regulatory environment, any matters that impact manufacturers’ ability to provide trucks to us, issues with our franchise rights, or other factors leading to reductions in expected long-term sales or profitability. Determination of the fair value of a reporting unit includes developing estimates that are highly subjective and incorporate calculations that are sensitive to minor changes in underlying assumptions. Management’s assumptions change as more information becomes available. Changes in these assumptions could result in an impairment charge in the future, which could have a significant adverse impact on our reported earnings. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates — Goodwill” for more information regarding the potential impact of changes in assumptions.
Risks Related to Our Common Stock
We are controlled by a single shareholder and his affiliates.
W. Marvin Rush and W. M. “Rusty” Rush own approximately 0.32% of our issued and outstanding shares of Class A common stock and 38.4% of our issued and outstanding Class B common stock. W. Marvin Rush and W. M. “Rusty” Rush collectively control more than 34.1% of the aggregate voting power of our outstanding shares and voting power which is superior to that of any other person or group. The interests of W. Marvin Rush and W.M. “Rusty” Rush may not be consistent with your interests as a shareholder. As a result of such ownership, W. Marvin Rush and W. M. “Rusty” Rush have the power to effectively control the Company, including the election of directors, the determination of matters requiring shareholder approval and other matters pertaining to corporate governance.
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
A number of our dealership agreements impose ownership requirements on W. Marvin Rush, W.M. “Rusty” Rush and other officers of the Company and restrictions on the sale or transfer of the underlying franchises. These ownership requirements and restrictions may prevent or deter prospective acquirers from acquiring control of us and, therefore, may adversely impact the value of our common stock. For example, under the Peterbilt dealership agreements, except as may be otherwise approved from time to time by Peterbilt, W. Marvin Rush, W. M. “Rusty” Rush, W. Marvin Rush’s family members and other of our executives, in the aggregate, are required to retain control of at least 30% of the aggregate voting power of our outstanding shares and voting power equal or superior to that of any other person or group.
In addition, W. Marvin Rush and members of his immediate family have granted Peterbilt a right of first refusal to purchase their respective shares of common stock in the event that any of such individuals desire to transfer in excess of 100,000 shares in any 12-month period to any person other than an immediate family member, an associate or a Dealer Principal (as defined in the Peterbilt dealership agreements). This right of first refusal, the number of shares owned by W. Marvin Rush and W.M. “Rusty” Rush and the requirement in our dealership agreements that certain officers of the Company and Rush family members retain a controlling interest in us, combined with the ability of the Board of Directors to issue shares of preferred stock without further vote or action by the shareholders, may discourage, delay or prevent a change in control without further action by our shareholders, which could adversely affect the market price of our common stock or prevent or delay a merger or acquisition that our shareholders may consider favorable. We do not have the right to waive the right of first refusal or the terms of its dealership agreements in order to accept a favorable offer.

Actions by our shareholders or prospective shareholders that would violate any of the above restrictions on our dealership agreements are generally outside our control. If we are unable to renegotiate these restrictions, we may be forced to terminate or sell one or more of our dealerships, which could have a material adverse effect on us. These restrictions may also inhibit our ability to raise required capital or to issue our stock as consideration for future acquisitions.
Our Class B common stock has a low average daily trading volume. As a result, sales of our Class B common stock could cause the market price of our Class B common stock to drop, and it may be difficult for a stockholder to liquidate its position in our Class B common stock quickly without adversely affecting the market price of such shares.
The market price of our Class B common stock has historically been lower than the market price of our Class A common stock. The volume of trading in our Class B common stock varies greatly and may often be light. As of December 31, 2010, the three-month average daily trading volume of our Class B common stock was approximately 9,210 shares, with several days having a trading volume below 1,000 shares. W. Marvin Rush, our Chairman, owns approximately 38.4% of our Class B common stock. If any large shareholder, including W. Marvin Rush, were to begin selling shares in the market rather than holding such shares over a longer term, the added available supply of shares could cause the market price of our Class B common stock to drop. In addition, the lack of a robust resale market may require a shareholder to sell a large number of shares of our Class B common stock in increments over time to mitigate any adverse impact of the sales on the market price of our Class B common stock.

Item 1B.	Unresolved Staff Comments
None

Item 2.	Properties
The Company’s corporate headquarters are located in New Braunfels, Texas. As of December 2010, the Company also owns or leases numerous facilities used in our operations in the following states: Alabama, Arizona, California, Colorado, Florida, Georgia, Idaho, New Mexico, North Carolina, Oklahoma, Oregon, Tennessee, Texas and Utah. A Rush Truck Center may be comprised of one or more locations, generally in close proximity, in the same metropolitan area. These facilities consist primarily of office space, display lots, service facilities and parking lots.
The Company’s truck leasing operations lease additional space in Phoenix, Arizona, Pico Rivera and Fontana, California, Gallup, New Mexico and Orlando, Florida.
The Company’s insurance agency leases space in San Antonio, Texas, Winter Garden, Florida, Austin, Texas, Laguna Niguel and Newport Beach, California, Clermont, Florida and Norman, Oklahoma.
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

	2010		2009
	High	Low	High	Low

Class A Common Stock

First Quarter	$13.34	$10.67	$10.80	$6.00
Second Quarter	16.94	13.21	14.91	8.27
Third Quarter	15.59	12.40	14.88	10.16
Fourth Quarter	21.22	14.21	13.04	10.24

Class B Common Stock

First Quarter	$12.30	$9.17	$10.08	$5.55
Second Quarter	14.84	10.91	12.84	7.44
Third Quarter	14.04	10.45	12.71	8.65
Fourth Quarter	20.21	12.80	10.93	8.41
As of March 2, 2011, there were approximately 39 record holders of the Class A common stock and approximately 47 record holders of the Class B common stock.
The Company did not pay dividends during the fiscal year ended December 31, 2010, or the fiscal year ended December 31, 2009. The Board of Directors intends to retain any earnings of the Company to support operations and to finance expansion and does not intend to pay cash dividends in the foreseeable future. Any future determination as to the payment of dividends will be at the discretion of the Board of Directors of the Company and will depend on the Company’s financial condition, results of operations, capital requirements and such other factors as the Board of Directors deems relevant.
The Company has not sold any securities in the last three years that were not registered under the Securities Act.

The Company did not repurchase any shares of its Class A Common Stock or Class B Common Stock during the fourth quarter of 2010.

				Maximum Number (or
			Total Number of	Approximate Dollar
			Shares Purchased	Value) of Shares that
	Total Number	Average Price	as Part of Publicly	May Yet Be Purchased
	of Shares	Paid Per	Announced Plans	Under the Plans or
Period	Purchased	Share	or Programs	Programs (1)
October 1 – 31, 2010	—	$0.00	—	—
November 1 – 6, 2010	—	0.00	—	—

4th Quarter Total	—	$0.00	—	—

(1)
On November 6, 2010, the Company’s Board of Directors terminated its $20,000,000 share repurchase program initially approved by the Company’s Board of Directors on July 22, 2008. No share repurchases occurred in 2010 prior to the termination of this program. From the inception of the share repurchase program, the Company acquired 1,639,843 shares of its Class B common stock at a cost of $17.9 million pursuant to the program.

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

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(in thousands, except per share amounts)
SUMMARY OF INCOME STATEMENT DATA
Revenues
New and used commercial vehicle sales	$926,584	$738,705	$1,041,189	$1,393,253	$1,780,418
Parts and service sales	489,259	395,133	457,669	459,985	424,766
Lease and rental	67,423	53,710	54,813	52,103	41,776
Finance and insurance	7,922	7,468	11,801	20,921	18,453
Other	6,739	5,437	5,721	7,387	7,294

Total revenues	1,497,927	1,200,453	1,571,193	1,933,649	2,272,707
Cost of products sold	1,213,037	984,812	1,291,001	1,600,270	1,936,164

Gross profit	284,890	215,641	280,192	333,379	336,543
Selling, general and administrative	227,467	192,296	218,775	231,877	220,704
Depreciation and amortization	15,720	15,890	15,273	14,377	12,522
Gain on sale of assets	(36)	162	128	199	5

Operating income	41,667	7,617	46,272	87,324	103,322
Interest expense, net	5,363	5,695	7,230	14,049	14,888

Income from continuing operations before income taxes	36,304	1,922	39,042	73,275	88,434
Provision (benefit) for income taxes	11,737	(3,173)	13,864	26,984	33,079

Income from continuing operations	24,567	5,095	25,178	46,291	55,355
Income from discontinued operations, net of taxes	6,715	789	3,687	5,201	3,431

Net income	$31,282	$5,884	$28,865	$51,492	$58,786

Earnings per common share — Basic:
Income from continuing operations	$0.66	$0.14	$0.66	$1.22	$1.48
Net income	$0.84	$0.16	$0.76	$1.35	$1.57

Earnings per common share — Diluted:
Income from continuing operations	$0.64	$0.14	$0.65	$1.19	$1.46
Net income	$0.82	$0.16	$0.75	$1.33	$1.55

Weighted average shares outstanding:
Basic	37,307	37,066	38,089	38,059	37,476
Diluted	38,218	37,597	38,587	38,746	37,890

	Year Ended December 31,
	2010	2009	2008	2007	2006
OPERATING DATA
Unit vehicle sales —
New vehicles	7,680	6,615	9,289	12,712	16,492
Used vehicles	3,461	2,875	3,234	4,101	4,005

Total unit vehicles sales	11,141	9,490	12,523	16,813	20,497
Truck lease and rental units (including units under contract maintenance)	3,809	3,033	2,570	2,404	2,345

	December 31,
	2010	2009	2008	2007	2006
	(in thousands)
BALANCE SHEET DATA
Working capital	$143,778	$164,165	$177,117	$197,805	$156,297
Inventories	321,933	252,219	343,032	345,568	470,705
Assets held for sale	—	22,719	24,479	25,881	18,956
Total assets	1,167,933	977,297	1,056,790	1,031,591	1,128,410

Floor plan notes payable	237,810	189,256	282,702	273,653	446,354
Long-term debt, including current portion	252,129	209,502	209,677	198,945	192,124
Capital lease obligations, including current portion	42,202	34,444	14,820	17,543	17,732
Shareholders’ equity	464,919	426,225	416,041	399,577	339,608

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
General
Despite another year of weak truck sales, 2010 was a very significant year for the Company. The Company matched its record high annual absorption rate of 105.5% — previously achieved in 2008, expanded its network of Rush Truck Centers, established a new Navistar Division, extended the breadth of our product offerings in existing areas of responsibility and ended the year in a strong financial position.
During the spring of 2010, the Company’s parts, service and body shop business began accelerating from the depressed levels experienced throughout 2009, and continued to accelerate to record high levels at the end of the year. Parts, service and body shop revenues were up 23.8% in 2010 compared to 2009, primarily due to increased maintenance and repair on aging vehicles that were put back into service during the year as well as significant increases in oilfield services activity in the south central U.S. The Company expects parts, service and body shop operations to remain strong in 2011.
The Company completed the acquisition of the assets of Lake City International which added 11 International dealership locations in Utah, Idaho and Oregon. The Company opened a new flagship facility in Oklahoma City, replacing its existing Peterbilt and Hino dealership location there and added Isuzu and Ford commercial truck franchises to the newly opened location. The Company also added a Ford and Isuzu commercial truck dealership in Dallas, Texas and Isuzu commercial truck franchises to its Sealy, Texas and Orlando, Florida dealerships. Investment in the existing Rush Truck Centers network and the addition of medium-duty franchises allows the Company to better serve customers in its existing markets with more service capabilities and a broader medium-duty vehicle offering.
The Company is encouraged by the continuing improvement in Class 8 and medium-duty truck orders during the past several months. While U.S. Class 8 order intake has improved for three consecutive months, the Company does not expect retail sales of commercial vehicles to substantially increase until later in 2011, causing the new commercial vehicle sales market to remain competitive and challenging throughout the first half of the year. A.C.T. Research Co., LLC (“A.C.T. Research”), a truck industry data and forecasting service provider, currently predicts 2011 U.S. Class 8 truck sales to reach 179,000 units, up from 110,109 units sold in 2010. A.C.T. Research currently predicts U.S. Class 4-7 retail sales in 2011 to be 128,300 units, up from 117,572 units in 2010. If economic conditions continue to improve, the Company expects that activity will increase in automotive and capital goods manufacturing, as well as residential and commercial construction, which should result in strong truck sales markets in 2012 and 2013.

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
Pending Acquisition
The Company has entered into agreements to purchase certain assets of Asbury Automotive Atlanta, LLC, a subsidiary of Asbury Automotive Group, Inc. (NYSE®: ABG), which operates commercial truck and bus dealerships representing International, Peterbilt, Isuzu, Hino, UD, IC Bus, and Workhorse in Atlanta, Doraville and Kennesaw, Georgia and a collision center in Atlanta under the “Nalley Motor Trucks” name. Peterbilt exercised its statutory right of first refusal to acquire the Peterbilt assets and the Kennesaw location that are subject to the asset purchase agreement between Asbury Automotive Atlanta, LLC and the Company. The proposed acquisition would expand the Company’s contiguous network of Rush Truck Centers in the southeast and would result in the Company operating 65 Rush Truck Center locations in 14 states. The Company anticipates that the purchase price for the assets of Asbury Automotive Atlanta, LLC will be paid in cash and partially financed under the Company’s floor plan and accounts receivable financing arrangements and the incurrence of long-term debt for the real estate. The Company expects the transaction to be accretive to future earnings. The completion of the acquisition is subject to several closing conditions, including the approval of the non-Peterbilt manufacturers currently represented by Nalley Motor Trucks, and is expected to close in the first quarter of 2011.
Key Performance Indicator
Absorption Rate. Management uses several performance metrics to evaluate the performance of its commercial vehicle dealerships, and considers Rush Truck Centers’ “absorption rate” to be of critical importance. Absorption rate is calculated by dividing the gross profit from the parts, service and body shop departments by the overhead expenses of all of a dealership’s departments, except for the selling expenses of the new and used commercial vehicle departments and carrying costs of new and used commercial vehicle inventory. When 100% absorption is achieved, then gross profit from the sale of a commercial vehicle, after sales commissions and inventory carrying costs, directly impacts operating profit. In 1999, the Company’s truck dealerships’ absorption rate was approximately 80%. The Company has made a concerted effort to increase its absorption rate since 1999. The Company’s truck dealerships achieved a 105.5% absorption rate for the year in 2010 and 95.7% absorption rate for the year in 2009.
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
Inventories
Inventories are stated at the lower of cost or market value. Cost is determined by specific identification of new and used commercial vehicles inventory and by the first-in, first-out method for tires, parts and accessories. As the market value of our inventory typically declines over time, reserves are established based on historical loss experience and market trends. These reserves are charged to cost of sales and reduce the carrying value of our inventory on hand. An allowance is provided when it is anticipated that cost will exceed net realizable value plus a reasonable profit margin.

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
The Company has historically performed an annual impairment review of goodwill during the fourth quarter of each year, however, an interim evaluation of goodwill was required during the second quarter of 2009 due to General Motors’ decision to terminate production of medium-duty GMC trucks, which resulted in the winding-down of the Company’s medium-duty GMC truck franchises. The goodwill allocation was based on the relative fair values of the medium-duty GMC truck franchises and the portion of the Company’s Truck Segment remaining. The Company’s Truck Segment recorded a non-cash charge of $0.8 million related to the impairment of the goodwill of its medium-duty GMC truck franchises. See Note 18 for further discussion of the wind-down of the Company’s medium-duty GMC truck franchise agreements.
Goodwill was tested for impairment during the fourth quarter of 2010 and no impairment write down was required. The fair value of each of our reporting units exceeded the carrying value of its net assets. As a result, we were not required to conduct the second step of the impairment test. The Company does not believe any of its reporting units are at risk of failing step one of the impairment test.
Finance and Insurance Revenue Recognition
Finance income related to the sale of a unit is recognized when the finance contract is sold to a finance company. During 2010, 2009 and 2008, finance contracts were not retained by the Company for any significant length of time because finance contracts are generally sold to finance companies concurrent with the sale of the related unit. The Company arranges financing for customers through various institutions and receives financing fees from the lender equal to either the difference between the interest rates charged to customers over the predetermined interest rates set by the financing institution or a commission for the placement of contracts. The Company also receives commissions from the sale of various insurance products to customers.

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
Changes in the frequency, severity, and development of existing claims could influence the Company’s reserve for claims and financial position, results of operations and cash flows. The Company does not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions it used to calculate its self-insured liabilities. However, if actual results are not consistent with our estimates or assumptions, the Company may be exposed to losses or gains that could be material. A 10% change in the Company’s estimate would have changed its reserve for these losses at December 31, 2010 by $0.4 million.
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
Results of Operations
The following discussion and analysis includes the Company’s historical results of operations for 2010, 2009 and 2008. The following table sets forth for the years indicated certain financial data as a percentage of total revenues:

	Year Ended December 31,
	2010	2009	2008

New and used commercial vehicle sales	61.9%	61.5%	66.3%
Parts and service sales	32.7	32.9	29.1
Lease and rental	4.5	4.5	3.5
Finance and insurance	0.5	0.6	0.8
Other	0.4	0.5	0.3

Total revenues	100.0	100.0	100.0

Cost of products sold	81.0	82.0	82.2

Gross profit	19.0	18.0	17.8

Selling, general and administrative	15.2	16.0	13.9
Depreciation and amortization	1.0	1.3	1.0

Operating income	2.8	0.7	2.9
Interest expense, net	0.4	0.5	0.4

Income from continuing operations before income taxes	2.4	0.2	2.5
Provision (benefit) for income taxes	0.8	(0.2)	0.9

Income from continuing operations	1.6	0.4	1.6
Income from discontinued operations	0.4	0.1	0.2

Net income	2.0%	0.5%	1.8%

The following table sets forth the unit sales and revenue for new heavy-duty, new medium-duty and used commercial vehicles and the absorption rate for the years indicated (revenue in millions):

				% Change
				2010	2009
				vs	vs
	2010	2009	2008	2009	2008
Vehicle unit sales:
New heavy-duty vehicles	4,746	3,972	5,516	19.5%	-28.0%
New medium-duty vehicles	2,934	2,643	3,773	11.0%	-29.8%

Total new vehicle unit sales	7,680	6,615	9,289	16.1%	-28.8%

Used vehicles sales	3,461	2,875	3,234	20.4%	-11.1%

Vehicle revenue:
New heavy-duty vehicles	$595.4	$467.1	$665.5	27.5%	-29.8%
New medium-duty vehicles	190.1	163.7	222.1	16.1%	-26.3%

Total new vehicle revenue	$785.5	$630.8	$887.6	24.5%	-28.9%

Used vehicle revenue	$139.0	$106.5	$149.9	30.5%	-29.0%

Other vehicle revenue(1)	$2.1	$1.4	$3.7	50.0%	-62.2%

Truck dealership absorption rate:	105.5%	95.7%	105.5%	10.2%	-9.3%

(1)	Includes sales of glider kits, truck bodies, trailers and other new equipment.
Industry
We currently operate in the commercial vehicle market. There has historically been a high correlation between new product sales in the commercial vehicle market and the rate of change in U.S. industrial production and the U.S. gross domestic product.
Heavy-Duty Truck Market
The Company serves the U.S. retail heavy-duty truck market, which is affected by a number of factors relating to general economic conditions, including fuel prices, government regulation, interest rate fluctuations, economic recessions, other methods of transportation and customer business cycles. In addition, unit sales of new commercial vehicles have historically been subject to substantial cyclical variation based on general economic conditions. According to data published by A.C.T. Research, in recent years total U.S. retail sales of new Class 8 trucks have ranged from a low of approximately 97,000 in 2009 to a high of approximately 291,000 in 2006. Class 8 trucks are defined by the American Automobile Association as trucks with a minimum gross vehicle weight rating above 33,000 pounds. The Company’s share of the U.S. Class 8 truck sales market increased to 4.3% in 2010, up from 4.1% in 2009.
Typically, Class 8 trucks are assembled by manufacturers utilizing certain components manufactured by other companies, including engines, transmissions, axles, wheels and other components. As commercial vehicles and commercial vehicle components have become increasingly complex, the ability to provide state-of-the-art service for commercial vehicles has become a competitive factor in the industry. The ability to provide such service requires a significant capital investment in diagnostic and other equipment, parts inventory and highly trained service personnel. Environmental Protection Agency (“EPA”) and U.S. Department of Transportation (“DOT”) regulatory guidelines for service processes, including body shop, paint work and waste disposal, require sophisticated operating and testing equipment to ensure compliance with environmental and safety standards. Additionally, we believe that more of our customers will lease Class 8 trucks as fleets and seek to establish full-service leases or rental contracts, which provide for turnkey service including parts, maintenance and, potentially, fuel, fuel tax reporting and other services. Differentiation between commercial vehicle dealers has become less dependent on pure price competition and is increasingly based on a dealer’s ability to offer a wide variety of services to their clients. Such services include the following: efficient, conveniently located and easily accessible commercial vehicle service centers with an adequate supply of replacement parts; financing for commercial vehicle purchases; leasing and rental programs; and the ability to accept multiple unit trade-ins related to large fleet purchases. We believe our one-stop center concept and the size and geographic diversity of our dealer network gives us a competitive advantage in providing these services.

A.C.T. Research currently estimates approximately 179,000 new Class 8 trucks will be sold in the United States in 2011, compared to approximately 110,000 new Class 8 trucks sold in 2010. The Company believes that demand for new Class 8 trucks will gradually increase throughout 2011 due to the age of vehicles in operation and improving general economic conditions. A.C.T. Research currently forecasts sales of Class 8 trucks in the U.S. to be approximately 235,000 in 2012.
Medium-Duty Truck Market
Many of our Rush Truck Centers sell medium-duty trucks manufactured by Peterbilt, International, Hino, UD, Ford, Mitsubishi Fuso or Isuzu, and all of our Rush Truck Centers provide parts and service for medium-duty trucks. Medium-duty trucks are principally used in short-haul, local markets as delivery vehicles. Medium-duty trucks typically operate locally and generally do not venture out of their service areas overnight.
A.C.T. Research currently forecasts sales of Class 4 through 7 commercial vehicles in the U.S. to be approximately 128,000 in 2011 compared to 117,000 in 2010. A.C.T. Research currently forecasts sales of Class 4 through 7 commercial vehicles in the U.S. to be approximately 160,000 in 2012.
Year Ended December 31, 2010 Compared to Year Ended December 31, 2009
Revenues
Revenues increased $297.5 million, or 24.8%, in 2010, compared to 2009. Sales of new and used commercial vehicles increased $187.9 million, or 25.4%, in 2010, compared to 2009. The Company believes that demand for its products and services will increase if general economic conditions in the United States continue to improve and credit is made available on reasonable terms to a wider range of buyers. Our parts, service and body shop revenues increased in 2010 compared to 2009, primarily due to increased maintenance and repair as commercial vehicle utilization continues to increase.
The Company sold 4,746 heavy-duty trucks in 2010, a 19.5% increase compared to 3,972 heavy-duty trucks in 2009. According to A.C.T. Research, the U.S. Class 8 truck market increased 13.5% in 2010, compared to 2009. The Company’s share of the U.S. Class 8 truck sales market was approximately 4.3% in 2010. The Company expects its market share to range between 4.1% and 4.4% of U.S. Class 8 truck sales in 2011. This market share percentage would result in the sale of approximately 7,300 to 7,700 of Class 8 trucks in 2011 based on A.C.T. Research’s estimate that U.S. retail sales will increase to 179,000 units.
The Company sold 2,934 medium-duty commercial vehicles, including 457 buses, in 2010, an 11.0% increase compared to 2,643 medium-duty commercial vehicles, including 368 buses, in 2009. A.C.T. Research estimates that unit sales of Class 4 through 7 commercial vehicles in the U.S. increased approximately 5.6% in 2010, compared to 2009. In 2010, the Company achieved a 2.5% share of the Class 4 through 7 commercial vehicle sales market in the U.S. As a result of acquisitions that occurred during 2010, the Company expects its market share to range between 2.8% and 3.0% of U.S. Class 4 through 7 commercial vehicle sales in 2011. This market share percentage would result in the sale of approximately 3,600 to 3,900 of Class 4 through 7 commercial vehicles in 2011 based on A.C.T. Research’s current U.S. retail sales estimates of 128,000 units.
The Company sold 3,461 used commercial vehicles in 2010, a 20.4% increase compared to 2,875 used commercial vehicles in 2009. The Company expects to sell approximately 3,500 to 3,700 used commercial vehicles in 2011. For 2011, the Company expects used truck sales to be largely dependent upon our ability to acquire quality used commercial vehicles and maintain an adequate used commercial vehicle inventory.
Parts and service sales increased $94.1 million, or 23.8%, in 2010, compared to 2009. Aftermarket parts, service and body shop sales remained strong throughout 2010 as freight movement increased and aging trucks were put back into service. The Company’s acquisition of Lake City International contributed $25.1 million of the increase. As commercial vehicle utilization remains high, the Company expects parts, service and body shop sales to continue to remain strong through 2011.

Truck lease and rental revenues increased $13.7 million, or 25.5%, in 2010, compared to 2009. The Company’s acquisition of Lake City International contributed $5.9 million of the increase. The remainder of the increase in lease and rental revenue is consistent with management’s expectations, which are based upon the increased number of units put into service in the lease and rental fleet during 2009 and 2010 and increasing rental fleet utilization. The Company expects lease and rental revenue to increase 10% to 13% during 2011, compared to 2010 based on the increase of units in the lease and rental fleet and the acquisition of Lake City International.
Finance and insurance revenues increased $0.5 million, or 6.1%, in 2010, compared to 2009. The increase in finance and insurance revenue is a direct result of the increase in new and use commercial vehicle sales. The Company expects finance and insurance revenue to fluctuate proportionately with the Company’s new and use commercial vehicle sales in 2011. Finance and insurance revenues have limited direct costs and, therefore, contribute a disproportionate share of the Company’s operating profits.
Other income increased $1.3 million, or 23.9% in 2010, compared to 2009. Other income consists primarily of the gain on sale realized on trucks from the lease and rental fleet, document fees related to commercial vehicle sales, mineral royalties, an adjustment of a liability related to retail finance contracts sold with recourse and purchase discounts.
Gross Profit
Gross profit increased $69.2 million, or 32.1%, in 2010, compared to 2009. Gross profit as a percentage of sales increased to 19.0% in 2010, from 18.0% in 2009. This increase is primarily a result of a change in our product sales mix.
Gross margins on Class 8 truck sales increased to 7.4% in 2010, from 5.8% in 2009. Gross margins on Class 8 truck sales in 2010 were impacted by a change in our product sales mix that included an increased demand for vocational trucks, which typically are higher margin sales, and a lower percentage of large fleet sales, which are typically lower margin sales. In 2011, the Company expects overall gross margins from Class 8 truck sales to return to historic levels of approximately 6.5% to 7.5%, but this will largely depend upon general economic conditions and the availability of credit to retail customers. The Company recorded expense of $1.9 million to increase its new heavy-duty truck valuation allowance in 2010 and $5.8 million in 2009.
Gross margins on medium-duty commercial vehicle sales increased to 5.6% in 2010, from 5.5% in 2009. For 2011, the Company expects overall gross margins from medium-duty commercial vehicle sales of approximately 5.5% to 6.2%, but this will largely depend upon general economic conditions and the availability of credit to retail customers. The Company recorded expense of $0.6 million to increase its new medium-duty commercial vehicle valuation allowance in 2010 and $2.5 million in 2009.
Gross margins on used commercial vehicle sales increased to 12.2% in 2010, from 6.9% in 2009. This increase is primarily a result of increased demand for quality used commercial vehicles and a decrease in the supply of quality used commercial vehicles. The Company expects margins on used commercial vehicles will return to the historical range of approximately 8.0% to 10.0% during 2011, but this will largely depend upon general economic conditions and the availability of credit to retail customers. The Company recorded expense of $1.5 million to increase its used commercial vehicle valuation allowance in 2010 and $5.0 million in 2009.
Gross margins from the Company’s parts, service and body shop operations decreased to 38.5% in 2010, from 38.8% in 2009. Gross profit for the parts, service and body shop departments increased to $188.5 million in 2010, from $153.2 million in 2009. The Company expects gross margins on parts, service and body shop operations to range 38.0% to 40.0% in 2011.
Gross margins from truck lease and rental sales increased to 14.9% in 2010, from approximately 11.5% in 2009. The increase in lease and rental revenue is primarily attributable to increased utilization of vehicles in the Company’s rental fleet and increased variable rental revenue that is based on the miles that vehicles being leased are driven. The Company expects gross margins from lease and rental sales of approximately 15.0% to 20.0% during 2011. The Company’s policy is to depreciate its lease and rental fleet using a straight line method over the customer’s contractual lease term. The lease unit is depreciated to a residual value that approximates fair value at the expiration of the lease term. This policy results in the Company realizing reasonable gross margins while the unit is in service and a corresponding gain or loss on sale when the unit is sold at the end of the lease term.

Finance and insurance revenues and other income, as described above, have limited direct costs and, therefore, contribute a disproportionate share of gross profit.
Selling, General and Administrative Expenses
Selling, General and Administrative (“SG&A”) expenses increased $35.2 million, or 18.3%, in 2010, compared to 2009. SG&A expenses as a percentage of sales decreased to 15.2% in 2010, from 16.0% in 2009. Prior to 2009, SG&A expenses as a percentage of total revenue historically ranged from 10.0% to 15.0%. In general, when new and used commercial vehicle revenue decreases as a percentage of revenue, SG&A expenses as a percentage of total revenue will be at, or exceed, the higher end of this range. Extremely low commercial vehicle revenue during 2009 and early 2010, caused SG&A expenses as a percentage of sales to fall outside this range. For 2011, the Company expects the selling portion of SG&A expenses to be approximately 25% to 30% of new and used commercial vehicle gross profit. The Company expects the general and administrative portion of SG&A expenses to increase approximately 10.0% to 15.0% primarily due to an expected increase in personnel costs related to increased parts and service business, the full year effect of acquisitions made in 2010, and the reinstatement of certain employee benefits. For 2011, the Company expects SG&A expenses as a percentage of total revenue to range from 13.0% to 15.0%.
Interest Expense, Net
Net interest expense decreased $0.3 million, or 5.8%, in 2010, compared to 2009. The Company’s floor plan agreement with GE Capital was modified at the end of 2010, which increased interest rates related to floor plan notes payable, however, net interest expense in 2011 will vary based on inventory levels and cash available for prepayment of floor plan financing.
Income from Continuing Operations before Income Taxes
Income from continuing operations before income taxes increased $34.4 million in 2010, compared to 2009, as a result of the factors described above. The Company believes that income from continuing operations before income taxes in 2011 will increase compared to 2010 based on the factors described above.
Income Taxes
Income taxes increased $14.9 million in 2010, compared to 2009. Prior to the application of alternative fuel tax credits, the Company’s tax rate during 2010 was 39%. The Company expects its effective tax rate to be approximately 36% to 39% of pretax income in 2011. In 2010, the Company received $2.5 million in tax credits for sales of alternative fuel vehicles to tax-exempt entities, compared to $5.3 million in 2009. The federal tax law that extended tax credits for alternative fuel vehicles expired on December 31, 2010, therefore, the Company does not expect to receive tax benefits related to these credits in the future.
Income from Discontinued Operations, net
Income from discontinued operations, net of income taxes increased $5.9 million in 2010 compared to 2009. Income from discontinued operations includes operating results and a gain of $10.1 million on the disposition for the Company’s construction equipment business.
Year Ended December 31, 2009 Compared to Year Ended December 31, 2008
Revenues
Revenues decreased $370.7 million, or 23.6%, in 2009, compared to 2008. Sales of new and used commercial vehicles decreased $302.5 million, or 29.1%, in 2009, compared to 2008. Uncertain economic conditions, the weak freight environment, slowing construction markets and tight credit markets contributed to decreased demand for commercial vehicles and construction equipment as well as aftermarket service in 2009.

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
Parts and service sales decreased $62.5 million, or 13.7%, in 2009, compared to 2008. Aftermarket parts, service and body shop sales were negatively impacted by excess capacity during 2009, as many customers were able to put their excess new vehicle capacity into service, allowing them to delay repair and maintenance and use trucks not being utilized for replacement parts needs.
Truck lease and rental revenues decreased $1.1 million, or 2.0%, in 2009, compared to 2008. The decrease in lease and rental revenue is primarily attributable to decreased utilization of vehicles in the Company’s rental fleet and decreased variable lease revenue that is based on the miles that vehicles being leased are driven.
Finance and insurance revenues decreased $4.3 million, or 36.7%, in 2009, compared to 2008.
Other income decreased $0.3 million, or 5.0% in 2009, compared to 2008.
Gross Profit
Gross profit decreased $64.6 million, or 23.0%, in 2009, compared to 2008. Gross profit as a percentage of sales increased to 18.0% in 2009, from 17.8% in 2008. This increase was primarily a result of a change in our product sales mix. Commercial vehicle sales, a lower margin revenue item, decreased as a percentage of total revenue to 59.6% in 2009, from 62.9% in 2008. Parts and service revenue, a higher margin revenue item, increased as a percentage of total revenue to 32.9% in 2009, from 29.1% in 2008.
Gross margins on Class 8 truck sales decreased to 5.8% in 2009, from 7.7% in 2008. Gross margins on Class 8 truck sales during 2009 were negatively impacted by a decreased demand for new trucks and a change in our product sales mix that included a higher percentage of large fleet sales, which are typically lower margin sales. The Company recorded expense of $5.8 million to increase its new heavy-duty truck valuation allowance in 2009 and $5.2 million in 2008.
Gross margins on medium-duty commercial vehicle sales increased to 5.5% in 2009, from 5.1% in 2008. The Company recorded expense of $2.5 million to increase its new medium-duty commercial vehicle valuation allowance in 2009 and $1.7 million in 2008.
Gross margins on used commercial vehicle sales increased to 6.9% in 2009, from 3.6% in 2008. This increase is primarily a result of write-downs of used commercial vehicle inventory values that caused gross margins on used commercial vehicle sales to decrease below normal levels in 2008. The Company recorded expense of $5.0 million to increase its used commercial vehicle valuation allowance in 2009 and $8.5 million in 2008.
Gross margins from the Company’s parts, service and body shop operations decreased to 38.8% in 2009, from 40.8% in 2008. Gross profit for the parts, service and body shop departments decreased to $153.2 million in 2009, from $186.9 million in 2008.
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
Selling, General and Administrative Expenses
Selling, General and Administrative (“SG&A”) expenses decreased $26.5 million, or 12.1%, in 2009, compared to 2008. SG&A expenses as a percentage of sales increased to 16.0% in 2009, from 13.9% in 2008. In 2009, the selling portion of SG&A expenses, which consists primarily of commissions on commercial vehicle sales, decreased 26.6% and the general and administrative portion of SG&A expenses decreased 10.7% compared to 2008.
Interest Expense, Net
Net interest expense decreased $1.5 million, or 21.2%, in 2009, compared to 2008.
Income from Continuing Operations before Income Taxes
Income before income taxes decreased $37.1 million, or 95.1%, in 2009, compared to 2008, as a result of the factors described above.
Income Taxes
Income taxes decreased $17.0 million, or 122.9%, in 2009, compared to 2008. In 2009, the Company received $5.3 million in tax credits for sales of alternative fuel vehicles to tax-exempt entities, compared to $0.7 million in 2008.
Income from Discontinued Operations, net
Income from discontinued operations, net of income taxes decreased $2.9 million in 2009 compared to 2008. Income from discontinued operations includes operating results for the Company’s construction equipment business.
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
Liquidity and Capital Resources
The Company’s short-term cash requirements are primarily for working capital, inventory financing, the improvement and expansion of existing facilities, the development and implementation of SAP enterprise software and dealership management system, and the construction of new facilities. Historically, these cash requirements have been met through the retention of profits, borrowings under our floor plan arrangements and bank financings. The Company does not expect the absence of cash flows from discontinued operations to materially affect future liquidity and capital resources. As of December 31, 2010, the Company had working capital of approximately $143.8 million, including $169.0 million in cash available to fund our operations. The Company believes that these funds are sufficient to meet any operating requirements for at least the next twelve months.
Available cash is generally invested in variable interest rate instruments in accordance with the Company’s investment policy which is to invest excess funds in a manner that will provide maximum preservation and safety of principal. The portfolio is maintained to meet anticipated liquidity needs of the Company in order to ensure the availability of cash to meet the Company’s obligations and to minimize potential liquidation losses. As of December 31, 2010, the majority of excess cash is maintained in a depository account or invested in a money market fund that invests exclusively in U.S. Treasury bills, notes and other obligations issued or guaranteed by the U.S. Treasury, and repurchase agreements collateralized by such obligations.

The Company has a secured line of credit that provides for a maximum borrowing of $8.0 million. There were no advances outstanding under this secured line of credit at December 31, 2010, however, $7.1 million was pledged to secure various letters of credit related to self-insurance products, leaving $0.9 million available for future borrowings as of December 31, 2010.
The Company’s long-term real estate debt agreements and floor plan credit agreement require the Company to satisfy various financial ratios such as the debt to worth ratio, leverage ratio and the fixed charge coverage ratio and certain requirements for tangible net worth and GAAP net worth. At December 31, 2010, the Company was in compliance with all debt covenants related to debt secured by real estate and its floor plan credit agreement. The Company does not anticipate any breach of the covenants in the foreseeable future.
Titan Technology Partners is currently implementing SAP enterprise software and a new SAP dealership management system for the Company. The total cost of the SAP software and implementation is estimated to be approximately $39.0 million. As of December 31, 2010, the Company had cumulative expenditures of $36.2 million related to the SAP project. The Company expects to spend approximately $2.5 million to $3.0 million related to the SAP project during 2011.
The Company also expects to make capital expenditures for recurring items such as computers, shop tools and equipment and vehicles of approximately $15.0 million during 2011.
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
On February 21, 2011, the Company acquired certain assets of Heintzelman’s Truck Center, Inc., which consisted of a Ford commercial vehicle dealership in Orlando, Florida. The Company is operating the facility as a full-service Rush Truck Center offering medium-duty trucks, parts and service. The transaction was valued at approximately $4.7 million, with the purchase price paid in cash.
The Company is currently under contract to construct a dealership facility in Fort Worth, Texas at an estimated cost of $4.8 million. The construction project will continue throughout 2011.
As previously mentioned, the Company has entered into agreements to purchase certain assets of Asbury Automotive Atlanta, LLC. The Company anticipates that the purchase price for the assets of Asbury Automotive Atlanta, LLC, will be paid in cash and partially financed under the Company’s floor plan and accounts receivable financing arrangements and the incurrence of long-term debt for the real estate. The completion of the acquisition is subject to several closing conditions, including the approval of the non-Peterbilt manufacturers currently represented by Nalley Motor Trucks, and is expected to close in the first quarter of 2011.
The Company has no other material commitments for capital expenditures as of December 31, 2010, except that the Company will continue to purchase vehicles for its lease and rental division and authorize capital expenditures for improvement and expansion of its existing dealership facilities and construction of new facilities based on market opportunities. The Company expects to purchase or lease trucks worth approximately $55.0 million for its leasing operations in 2011, depending on customer demand, all of which will be financed.
Cash Flows
Cash and cash equivalents increased by $19.9 million during the year ended December 31, 2010, and decreased by $2.7 million during the year ended December 31, 2009. The major components of these changes are discussed below. Cash flows from discontinued operations are included in the components of the statement of cash flows as described below.

Cash Flows from Operating Activities
Cash flows from operating activities include net income adjusted for non-cash items and the effects of changes in working capital. During 2010, operating activities resulted in net cash provided by operations of $66.4 million. Cash provided by operating activities was primarily impacted by the increased levels of inventory and the increase in other current assets, offset by increases in accounts payable and accrued expenses. The majority of commercial vehicle inventory is financed through the Company’s floor plan credit agreement. During 2009, operating activities resulted in net cash provided by operations of $150.3 million.
Cash flows from operating activities as adjusted for all draws and (payments) on floor plan notes (“Adjusted Cash Flows from Operating Activities”) was $110.2 million for the year ended December 31, 2010, and $56.8 million for the year ended December 31, 2009. Generally, all vehicle dealers finance the purchase of vehicles with floor plan borrowings, and our agreements with our floor plan providers require us to repay amounts borrowed for the purchase of such vehicles immediately after they are sold. As a result, changes in floor plan notes payable are directly linked to changes in vehicle inventory. However, as reflected in our consolidated statements of cash flows, changes in inventory are recorded as cash flows from operating activities, and draws and (payments) on floor plan notes are recorded as cash flows from financing activities.
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

	Year Ended December 31,
	2010	2009

Net cash provided by operating activities (GAAP)	$66,433	$150,293
(Payments) draws on floor plan notes payable	43,724	(93,446)

Adjusted Cash Flows from Operating Activities (Non-GAAP)	$110,157	$56,847

Cash Flows from Investing Activities
During 2010, cash used in investing activities was $96.7 million. Cash flows used in investing activities consist primarily of cash used for capital expenditures and business acquisitions offset by proceeds from the sale of Rush Equipment Centers. Capital expenditures of $84.3 million consisted of purchases of property and equipment, improvements to our existing dealerships and the purchase of a dealership facility in Phoenix, Arizona. Property and equipment purchases during 2010 consisted of $47.5 million for additional units for the rental and leasing operations, which was directly offset by borrowings of long-term debt. The Company expects to purchase or lease trucks worth approximately $55.0 million for its leasing operations in 2011, depending on customer demand, all of which will be financed. Cash proceeds from the disposition of Rush Equipment Centers were $26.2 million. Cash used in business acquisitions was $39.3 million during the year ended December 31, 2010. During 2011, the Company expects to make capital expenditures for recurring items such as computers, shop equipment and vehicles of approximately $15.0 million, in addition to $2.5 million to $3.0 million for the SAP project described above. See Note 16 of the Notes to Consolidated Financial Statements for a detailed discussion of these acquisitions.
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

Cash Flows from Financing Activities
Cash flows used in financing activities include borrowings and repayments of long-term debt and net payments of floor plan notes payable. Cash provided by financing activities was $50.2 million during 2010. The Company had borrowings of long-term debt of $66.6 million and repayments of long-term debt and capital lease obligations of $63.2 million during 2010. The Company had net borrowings of floor plan notes payable of $43.7 million during 2010. The borrowings of long-term debt were primarily related to units for the rental and leasing operations, refinancing existing real estate.
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
Substantially all of the Company’s commercial vehicle purchases are made on terms requiring payment within 15 days or less from the date the commercial vehicles are invoiced from the factory. We financed substantially all of the purchases of commercial vehicle inventory under our wholesale security agreement with GE Capital. Interest under the wholesale security agreement was payable monthly and the rate varied from LIBOR plus 1.15% to LIBOR plus 1.50%, depending on the month-end average aggregate amount outstanding under our GE Capital floor plan financing agreement. The Company makes monthly interest payments to GE Capital on the amount financed, but is not required to commence loan principal repayments on any vehicle until such vehicle has been financed for 12 months or is sold.
On December 31, 2010 the Company entered into a $450.0 million credit agreement with GE Capital to replace the wholesale security agreement. All principal amounts outstanding bear interest at a rate per annum equal to the sum of the LIBOR rate plus 2.95% which is payable monthly. The credit agreement allows for prepayment of the inventory loans, up to 65% of the aggregate inventory loans outstanding, with monthly adjustments to the interest due. On December 31, 2010, the Company had approximately $229.9 million outstanding under its credit agreement with GE Capital.
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

Contractual Obligations
The Company has certain contractual obligations that will impact its short and long-term liquidity. At December 31, 2010, such obligations were as follows:

	Payments Due by Period
		Less than 1	1-3	3-5	More than 5
Contractual Obligations	Total	year	years	years	years
	(in thousands)
Long-term debt obligations (1)	$252,129	$62,279	$95,582	$81,668	$12,600
Capital lease obligations(2)	46,548	9,186	18,470	13,836	5,056
Operating lease obligations(3)	34,493	7,233	10,088	5,621	11,551
Floor plan debt obligation	237,810	237,810	—	—	—
Interest obligations (4)	40,848	20,158	14,551	5,782	357
Purchase obligations(5)	6,062	5,126	936	—	—

Total	$617,890	$341,792	$139,627	$106,907	$29,564

(1)	Refer to Note 8 of Notes to Consolidated Financial Statements.

(2)	Refer to Note 10 of Notes to Consolidated Financial Statements. Amounts include interest.

(3)	Refer to Note 10 of Notes to Consolidated Financial Statements.

(4)
In computing interest expense, the Company used its weighted average interest rate outstanding on fixed rate debt to estimate its interest expense on fixed rate debt. The Company used its weighted average variable interest rate on outstanding variable rate debt at December 31, 2010 and added 0.25 percent per year to estimate its interest expense on variable rate debt.

(5)
Purchase obligations represent non-cancelable contractual obligations at December 31, 2010 related to the Company’s SAP implementation and the construction contract for the dealership in Fort Worth, Texas.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk
Market risk represents the risk of loss that may impact the financial position, results of operations, or cash flows of the Company due to adverse changes in financial market prices, including interest rate risk, and other relevant market rate or price risks.
The Company is exposed to some market risk through interest rates related to our floor plan financing agreements, variable rate real estate debt and discount rates related to finance sales. The majority of floor plan debt and variable rate real estate debt is based on LIBOR. As of December 31, 2010, the Company had floor plan borrowings and variable rate real estate debt of approximately $320.5 million. Assuming an increase or decrease in LIBOR of 100 basis points, annual interest expense could correspondingly increase or decrease by approximately $3.1 million. The Company provides all customer financing opportunities to various finance providers. The Company receives all finance charges in excess of a negotiated discount rate from the finance providers in the month following the date of the financing. The negotiated discount rate is variable, thus subject to interest rate fluctuations. This interest rate risk is mitigated by the Company’s ability to pass discount rate increases to customers through higher financing rates.
The Company is exposed to some market risk through interest rate swaps on some of the Company’s variable real estate debt. As of December 31, 2010, the Company has interest rate swaps with a total notional amount of $45.0 million. The swaps were designed to provide a hedge against changes in interest rates on some of the Company’s variable real estate debt. The swaps are collateralized by the underlying real estate. These interest rate swaps qualify for cash flow hedge accounting treatment and are considered effective. For additional information about the effect of the Company’s derivative instruments on the accompanying consolidated financial statements, see Note 9 — Financial Instruments and Fair Value of the notes thereto.

The Company is also exposed to some market risk through interest rates related to the investment of our current cash and cash equivalents which totaled $169.0 million on December 31, 2010. These funds are generally invested in variable interest rate instruments in accordance with the Company’s investment policy. As such instruments mature and the funds are reinvested, we are exposed to changes in market interest rates. This risk is mitigated by management’s ongoing evaluation of the best investment rates available for current and noncurrent high quality investments. If market interest rates were to increase or decrease immediately and uniformly by 100 basis points, the Company’s annual interest income could correspondingly increase or decrease by approximately $1.7 million.
In the past, the Company invested in interest-bearing short-term investments consisting of investment-grade auction rate securities classified as available-for-sale. As a result of the liquidity issues experienced in the global credit and capital markets, auctions for investment grade securities held by the Company have failed. The auction rate securities continue to pay interest in accordance with the terms of the underlying security; however, liquidity will be limited until there is a successful auction or until such time as other markets for these investments develop.
As of December 31, 2010, the Company holds $7.6 million of auction rate securities with underlying tax-exempt municipal bonds that mature in 2030. Given the current market conditions in the auction rate securities market, if the Company determines that the fair value of these securities has temporarily decreased by 10%, the Company’s equity could correspondingly decrease by approximately $0.8 million. If it is determined that the fair value of these securities is other-than-temporarily impaired by 10%, the Company could record a loss on its Consolidated Statements of Operations of approximately $0.8 million. For further discussion of the risks related to our auction rate securities, see Note 9 — Financial Instruments and Fair Value of the Notes to Consolidated Financial Statements.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of
Rush Enterprises, Inc.
We have audited the accompanying consolidated balance sheets of Rush Enterprises, Inc. and subsidiaries (“the Company”) as of December 31, 2010 and 2009, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Rush Enterprises, Inc. and subsidiaries at December 31, 2010 and 2009, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Rush Enterprises, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 11, 2011 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
San Antonio, Texas
March 11, 2011

RUSH ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Shares and Per Share Amounts)

	December 31,
	2010	2009

Assets
Current assets:
Cash and cash equivalents	$168,976	$149,095
Accounts receivable, net	43,513	38,869
Inventories, net	321,933	252,219
Prepaid expenses and other	14,104	3,650
Assets held for sale	—	22,719
Deferred income taxes, net	10,281	11,414

Total current assets	558,807	477,966

Investments	7,575	7,575
Property and equipment, net	445,919	353,841
Goodwill, net	150,388	136,761
Other assets, net	5,244	1,154

Total assets	$1,167,933	$977,297

Liabilities and shareholders’ equity
Current liabilities:
Floor plan notes payable	$237,810	$189,256
Current maturities of long-term debt	62,279	55,545
Current maturities of capital lease obligations	7,971	5,730
Trade accounts payable	37,933	22,427
Accrued expenses	69,036	40,843

Total current liabilities	415,029	313,801

Long-term debt, net of current maturities	189,850	153,957
Capital lease obligations, net of current maturities	34,231	28,714
Other long-term liabilities	364	—
Deferred income taxes, net	63,540	54,600

Shareholders’ equity:
Preferred stock, par value $.01 per share; 1,000,000 shares authorized; 0 shares outstanding in 2010 and 2009	—	—
Common stock, par value $.01 per share; 60,000,000 class A shares and 20,000,000 class B shares authorized; 26,798,707 class A shares and 10,700,044 class B shares outstanding in 2010; and 26,437,848 class A shares and 10,689,375 class B shares outstanding in 2009	391	388
Additional paid-in capital	195,747	188,116
Treasury stock, at cost: 1,639,843 class B shares	(17,948)	(17,948)
Retained earnings	286,951	255,669
Accumulated other comprehensive loss, net of tax	(222)	—

Total shareholders’ equity	464,919	426,225

Total liabilities and shareholders’ equity	$1,167,933	$977,297

The accompanying notes are an integral part of these consolidated financial statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Amounts)

	Year Ended December 31,
	2010	2009	2008

Revenues:
New and used commercial vehicle sales	$926,584	$738,705	$1,041,189
Parts and service sales	489,259	395,133	457,669
Lease and rental	67,423	53,710	54,813
Finance and insurance	7,922	7,468	11,801
Other	6,739	5,437	5,721

Total revenue	1,497,927	1,200,453	1,571,193

Cost of products sold:
New and used commercial vehicle sales	854,879	695,334	973,404
Parts and service sales	300,783	241,933	270,754
Lease and rental	57,375	47,545	46,843

Total cost of products sold	1,213,037	984,812	1,291,001

Gross profit	284,890	215,641	280,192
Selling, general and administrative	227,467	192,296	218,775
Depreciation and amortization	15,720	15,890	15,273
(Loss) gain on sale of assets	(36)	162	128

Operating income	41,667	7,617	46,272

Interest income (expense):
Interest income	127	54	2,636
Interest expense	(5,490)	(5,749)	(9,866)

Total interest expense, net	5,363	5,695	7,230

Income from continuing operations before taxes	36,304	1,922	39,042
Provision (benefit) for income taxes	11,737	(3,173)	13,864

Income from continuing operations	24,567	5,095	25,178
Income from discontinued operations, net of tax	6,715	789	3,687

Net income	$31,282	$5,884	$28,865

Earnings per common share — Basic:
Income from continuing operations	$0.66	$0.14	$0.66
Net income	$0.84	$0.16	$0.76

Earnings per common share — Diluted:
Income from continuing operations	$0.64	$0.14	$0.65
Net income	$0.82	$0.16	$0.75
The accompanying notes are an integral part of these consolidated financial statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In Thousands)

	Common Stock						Accumulated
	Shares		$0.01	Additional			Other
	Outstanding		Par	Paid-In	Treasury	Retained	Comprehensive
	Class A	Class B	Value	Capital	Stock	Earnings	Loss	Total

Balance, December 31, 2007	26,071	12,265	$383	$178,274	$—	$220,920	$—	$399,577

Stock options exercised (including tax benefit of $791)	130	60	2	1,295				1,297
Stock-based compensation related to stock options and employee stock purchase plan	—	—	—	3,632				3,632
Issuance of common stock under employee stock purchase plan	55	—	1	617				618
Common stock repurchases		(1,640)			(17,948)			(17,948)
Net income						28,865		28,865

Balance, December 31, 2008	26,256	10,685	386	183,818	(17,948)	249,785	—	416,041

Stock options exercised (including tax effect of ($191))	23	4	—	(55)				(55)
Stock-based compensation related to stock options, restricted shares and employee stock purchase plan	—	—	—	3,664				3,664
Vesting of restricted share awards	68		1	(1)				—
Issuance of common stock under employee stock purchase plan	91	—	1	690				691
Net income						5,884		5,884

Balance, December 31, 2009	26,438	10,689	388	$188,116	(17,948)	255,669	—	426,225

Stock options exercised (including tax benefit of $885)	212	11	2	2,486				2,488
Stock-based compensation related to stock options, restricted shares and employee stock purchase plan	—	—	—	4,468				4,468
Vesting of restricted share awards	83		1	(1)				—
Issuance of common stock under employee stock purchase plan	66	—	—	678				678
Fair value adjustment of interest rate swaps, net of tax							(222)	(222)
Net income						31,282		31,282

Balance, December 31, 2010	26,799	10,700	$391	$195,747	$(17,948)	$286,951	$(222)	$464,919

The accompanying notes are an integral part of these consolidated financial statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Year Ended December 31,
	2010	2009	2008

Cash flows from operating activities:
Net income	$31,282	$5,884	$28,865
Adjustments to reconcile net income to net cash used in operating activities, net of acquisitions-
Depreciation and amortization	45,920	40,698	38,508
Gain on sale of property and equipment, net	(36)	(160)	(276)
Gain on disposition of equipment centers	(10,091)	—	—
Stock-based compensation expense related to employee stock options and employee stock purchases	4,468	3,664	3,632
Provision (benefit) for deferred income tax expense	10,215	(2,980)	9,944
Excess tax provision (benefits) from stock-based compensation	(885)	191	(791)
Change in accounts receivable, net	(217)	16,405	(4,821)
Change in inventories	(48,548)	104,450	30,057
Change in prepaid expenses and other, net	(10,252)	(281)	(1,670)
Change in trade accounts payable	15,331	(9,103)	(8,922)
Change in accrued expenses	29,246	(8,473)	(11,467)

Net cash provided by operating activities	66,433	150,295	83,059

Cash flows from investing activities:
Purchase of investments	—	—	(355,575)
Proceeds from the sale of investments	—	—	348,000
Acquisition of property and equipment	(84,303)	(50,485)	(68,160)
Proceeds from the sale of property and equipment	305	481	1,487
Business acquisitions	(39,268)	—	(37,397)
Proceeds from disposition of equipment centers	26,234	—	—
Other	325	246	602

Net cash used in investing activities	(96,707)	(49,758)	(111,043)

Cash flows from financing activities:
(Payments) draws on floor plan notes payable, net	43,724	(93,446)	5,864
Proceeds from long-term debt	66,614	50,417	46,728
Principal payments on long-term debt	(55,575)	(50,591)	(43,344)
Principal payments on capital lease obligations	(7,595)	(4,693)	(5,672)
Proceeds from issuance of shares relating to employee stock options and employee stock purchases	2,281	827	1,124
Excess tax (provision) benefits from stock-based compensation	885	(191)	791
Purchase of treasury stock	—	—	(17,948)
Debt issuance costs	(179)	(176)	(157)

Net cash provided by (used in) financing activities	50,155	(97,853)	(12,614)

Net increase (decrease) in cash and cash equivalents	19,881	2,684	(40,598)

Cash and cash equivalents, beginning of year	149,095	146,411	187,009

Cash and cash equivalents, end of year	$168,976	$149,095	$146,411

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$13,264	$14,298	$16,605

Income taxes, net of refunds	$7,544	$2,392	$6,387

Noncash investing and financing activities:
Note receivable related to disposition of equipment centers	$4,453	$—	$—

Assets acquired under capital leases	$15,353	$24,317	$2,949

The accompanying notes are an integral part of these consolidated financial statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. ORGANIZATION AND OPERATIONS:
Rush Enterprises, Inc. (the “Company”) was incorporated in 1965 under the laws of the State of Texas. The Company operates a Truck Segment. The Truck Segment operates a regional network of Rush Truck Centers. Rush Truck Centers primarily sell commercial vehicles manufactured by Peterbilt, International, Hino, UD, Ford, Isuzu, Mitsubishi Fuso, IC Bus or Blue Bird. Through its strategically located network of Rush Truck Centers, the Company provides one-stop service for the needs of its customers, including retail sales of new and used commercial vehicles, aftermarket parts sales, service and repair facilities, financing, leasing and rental, and insurance products. The Company’s Rush Truck Centers are located in areas on or near major highways in Alabama, Arizona, California, Colorado, Florida, Georgia, Idaho, New Mexico, North Carolina, Oklahoma, Oregon, Tennessee, Texas and Utah. See Note 21 of the Notes to Consolidated Financial Statements for segment information.
Certain amounts reflected in the accompanying Consolidated Balance Sheet as of December 31, 2009, have been classified as Assets Held for Sale related to the sale of the construction equipment business in September 2010. Amounts in the accompanying Consolidated Statements of Income for the years ended December 31, 2009 and 2008, have been reclassified to reflect the results of the equipment center business sold during 2010, as if the Company had classified the equipment center business as discontinued operations for all years presented.
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

Property and Equipment
Property and equipment are stated at cost and depreciated over their estimated useful lives. Leasehold improvements are amortized over the useful life of the improvement, or the term of the lease, whichever is shorter. Provision for depreciation of property and equipment is calculated primarily on a straight-line basis. The Company capitalizes interest on borrowings during the active construction period of major capital projects. Capitalized interest, when incurred, is added to the cost of underlying assets and is amortized over the estimated useful life of such assets. The Company capitalized interest of $0.5 million related to major capital projects during 2010. The cost, accumulated depreciation and amortization and estimated useful lives are summarized as follows (in thousands):

			Estimated Life
	2010	2009	(Years)

Land	$60,032	$45,432	–
Buildings and improvements	143,989	93,755	31 – 39
Leasehold improvements	21,164	20,584	2 – 39
Machinery and shop equipment	31,287	27,337	5 – 20
Furniture, fixtures and computers	29,812	26,037	3 – 15
Transportation equipment	31,611	28,464	2 – 15
Lease and rental vehicles	258,847	207,820	2 – 8
Construction in progress	37,513	46,082
Accumulated depreciation and amortization	(168,336)	(141,670)

Total	$445,919	$353,841

As of December 31, 2010, the Company had $53.5 million in lease and rental vehicles under various capital leases included in property and equipment, net of accumulated depreciation of $12.6 million. The Company recorded depreciation expense of $39.6 million and amortization expense of $6.3 million for the year ended December 31, 2010, and depreciation expense of $36.1 million and amortization expense of $4.6 million for the year ended December 31, 2009. Depreciation and amortization of vehicles related to lease and rental operations is included in lease and rental cost of products sold.
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

An interim evaluation of goodwill was required during the second quarter of 2009 due to General Motors’ decision to terminate production of medium-duty GMC trucks, which resulted in the winding-down of the Company’s medium-duty GMC truck franchises. The goodwill allocation was based on the relative fair values of the medium-duty GMC truck franchises and the portion of the Company’s Truck Segment remaining. The Company’s Truck Segment recorded a non-cash charge of $0.8 million related to the impairment of the goodwill of its medium-duty GMC truck franchises. See Note 18 for further discussion of the wind-down of the Company’s medium-duty GMC truck franchise agreements.
Goodwill was tested for impairment during the fourth quarter of 2010 and no impairment write down was required. However, the Company cannot predict the occurrence of certain events that might adversely affect the reported value of goodwill in the future. Such events may include, but are not limited to, strategic decisions made in response to economic and competitive conditions or another significant decrease in general economic conditions in the United States.
The following table sets forth the change in the carrying amount of goodwill for the Company for the period ended December 31, 2010:

Balance January 1, 2010	$136,761
Acquisition of Lake City International (See Note 16)	9,231
Acquisition of Joe Cooper Truck Center, LLC (See Note 16)	1,100
Acquisition of Metro Ford Truck Sales (See Note 16)	2,957
Other	339

Balance December 31, 2010	$150,388

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
Revenue Recognition Policies
Income on the sale of a vehicle (a “unit”) is recognized when the seller and customer execute a purchase contract, delivery has occurred and there are no significant uncertainties related to financing or collectibility. Finance income related to the sale of a unit is recognized over the period of the respective finance contract, based on the effective interest rate method, if the finance contract is retained by the Company. During 2010, 2009 and 2008, no finance contracts were retained for any significant length of time by the Company but were generally sold, with limited recourse, to certain finance companies concurrent with the sale of the related unit. Gain or loss is recognized by the Company upon the sale of such finance contracts to the finance companies, net of a provision for estimated repossession losses and early repayment penalties. Lease and rental income is recognized over the period of the related lease or rental agreement. Contingent rental income is recognized when it is earned. Parts and services revenue is earned at the time the Company sells the parts to its customers or at the time the Company completes the service work order related to service provided to the customer’s unit. Payments received on prepaid maintenance plans are deferred as a component of accrued expenses and recognized as income when the maintenance is performed.
Cost of Sales
For the Company’s new and used commercial vehicle operations and its parts operations, cost of sales consists primarily of the Company’s actual purchase price, less manufacturer’s incentives, for new and used commercial vehicles and parts. The Company is subject to a chargeback of manufacturer incentives for commercial vehicles that are not sold to the customer for which they were ordered. The Company records a liability for a potential chargeback of manufacturer incentives in its financial statements. For the Company’s service and body shop operations, technician labor cost is the primary component of cost of sales. For the Company’s rental and leasing operations, cost of sales consists primarily of depreciation and amortization, rent, and interest expense on the lease and rental fleet owned and leased by the Company, and the maintenance cost of the lease and rental fleet. There are no costs of sales associated with the Company’s finance and insurance revenue or other revenue.
Taxes Assessed by a Governmental Authority
The Company accounts for sales taxes assessed by a governmental authority, that are directly imposed on a revenue-producing transaction, on a net (excluded from revenues) basis.
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
The Company’s determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the Company’s expected stock price volatility over the term of the awards and actual and projected stock option exercise behaviors. Option-pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. Because the Company’s stock options have certain characteristics that are significantly different from traded options, and because changes in the subjective assumptions can materially affect the estimated value, in management’s opinion, the existing valuation models may not provide an accurate measure of the fair value of the Company’s stock options. Although the fair value of stock options is determined in accordance with ASC topic 718-10 using an option-pricing model, that value may not be indicative of the fair value observed in a market transaction between a willing buyer and a willing seller.
The following table reflects the weighted-average fair value of stock options granted during each period using the Black-Scholes option valuation model with the following weighted-average assumptions used:

	2010	2009	2008
Expected stock volatility	50.7%	46.3%	35.7% - 36.7%
Weighted-average stock volatility	50.7%	46.3%	36.7%
Expected dividend yield	0.0%	0.0%	0.0%
Risk-free interest rate	2.39%	1.87%	2.41%
Expected life (years)	5.0	5.0	5.0
Weighted-average fair value of stock options granted	$5.80	$3.25	$5.62
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
Advertising Costs
Advertising costs are expensed as incurred. Advertising and marketing expense was $2.9 million for 2010, $2.1 million for 2009 and $3.6 million for 2008. Advertising and marketing expense is included in selling, general and administrative expense.
Accounting for Internal Use Software
The Company’s accounting policy with respect to accounting for computer software developed or obtained for internal use is consistent with ASC topic 350-40 which provides guidance on accounting for the costs of computer software developed or obtained for internal use and identifies characteristics of internal-use software. The Company has capitalized software costs, including capitalized interest, of approximately $36.7 million at December 31, 2010, and $28.5 million at December 31, 2009.

Insurance
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
At December 31, 2010, the Company had an aggregate $45.0 million notional amount of interest rate swap contracts, which have been designated as cash flow hedges, to pay fixed rates of interest and receive a floating interest rate based on LIBOR. The fixed interest rates specified in the interest rate swap contracts become effective on or about January 1, 2012.
3. SUPPLIER AND CUSTOMER CONCENTRATION:
Major Suppliers and Dealership Agreements
The Company has entered into dealership agreements with various manufacturers of vehicles (“Manufacturers”). These agreements are nonexclusive agreements that allow the Company to stock, sell at retail and service commercial vehicles and products of the Manufacturers in the Company’s defined market. The agreements allow the Company to use the Manufacturers’ names, trade symbols and intellectual property and expire as follows:

Distributor	Expiration Dates
Peterbilt	April 2011 through July 2013
International	May 2013 through May 2015
Autocar	June 2011
Mitsubishi Fuso	May 2015
Isuzu	Indefinite
Hino	Indefinite
UD	Indefinite
Ford	Indefinite
Blue Bird	August 2013
IC Bus	May 2015
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
The Company purchases its new Peterbilt vehicles and most of its parts from PACCAR, the maker of Peterbilt trucks and parts, at prevailing prices charged to all franchised dealers. Sales of new Peterbilt trucks accounted for approximately 77.1% of the Company’s new vehicle sales for the year ended December 31, 2010, and 80.5% of the Company’s new vehicle sales for the year ended December 31, 2009.

Primary Lenders
The Company purchases its new and used commercial vehicle inventories with the assistance of floor plan financing programs. The Company’s floor plan financing agreements provide that the occurrence of certain events will be considered events of default. There were no known events of default as of December 31, 2010. In the event that the Company’s floor plan financing becomes insufficient, or its relationship with any of its current primary lenders terminates, the Company would need to obtain similar financing from other sources. Management believes it can obtain additional floor plan financing or alternative financing if necessary.
The Company’s long-term real estate debt agreements and floor plan financing arrangements require the Company to satisfy various financial ratios such as the debt to worth ratio, leverage ratio, the fixed charge coverage ratio and certain requirements for tangible net worth and GAAP net worth. At December 31, 2010, the Company was in compliance with all debt covenants. The Company does not anticipate any breach of the covenants in the foreseeable future.
Concentrations of Credit Risks
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. The Company places its cash and cash equivalents with what it considers to be quality financial institutions. As of December 31, 2010, the Company had deposits in excess of federal insurance protection totaling approximately $42.5 million.
The Company controls credit risk through credit approvals and by selling a majority of its trade receivables without recourse. Concentrations of credit risk with respect to trade receivables are reduced because a large number of geographically diverse customers make up the Company’s customer base, thus spreading the trade credit risk. A majority of the Company’s business, however, is concentrated in the United States commercial vehicle markets and related aftermarkets.
The Company generally sells finance contracts it enters into with customers to finance the purchase of commercial vehicles to third parties. These finance contracts are sold both with and without recourse. A majority of the Company’s finance contracts are sold without recourse. The Company provides an allowance for doubtful receivables and a reserve for repossession losses related to finance contracts sold. Historically, the Company’s allowance and reserve have covered losses inherent in these receivables.
4. ACCOUNTS RECEIVABLE:
The Company’s accounts receivable, net, consisted of the following (in thousands):

	December 31,
	2010	2009

Trade accounts receivable from sale of vehicles	$16,425	$14,419
Trade receivables other than vehicles	13,450	10,073
Warranty claims	4,283	5,505
Other accounts receivable	10,674	9,629
Less allowance for bad debt and warranty receivable	(1,319)	(757)

Total	$43,513	$38,869

5. INVENTORIES:
The Company’s inventories consisted of the following (in thousands):

	December 31,
	2010	2009

New commercial vehicles	$209,969	$147,213
Used commercial vehicles	27,002	24,918
Parts and accessories	83,215	80,550
Other	5,078	4,403
Less allowance	(3,331)	(4,865)

Total	$321,933	$252,219

6. VALUATION ACCOUNTS:
Valuation and allowance accounts include the following (in thousands):

	Balance	Net Charged			Balance
	Beginning	to Costs and		Net Write-	End
	of Year	Expenses	Acquisitions	Offs	of Year

2010
Reserve for accounts receivable	$204	$1,645		$(809)	$1,040
Reserve for warranty receivable	553	794		(1,068)	279
Reserve for parts inventory	1,956	1,360	$43	(1,304)	2,055
Reserve for construction equipment inventory	1,497	(1,497)		—	—
Reserve for commercial vehicle inventory	2,909	4,024		(5,658)	1,275

2009
Reserve for accounts receivable	$110	$535		$(441)	$204
Reserve for warranty receivable	401	512		(360)	553
Reserve for parts inventory	1,613	1,638		(1,295)	1,956
Reserve for construction equipment inventory	723	900		(126)	1,497
Reserve for commercial vehicle inventory	3,463	13,277		(13,831)	2,909

2008
Reserve for accounts receivable	$40	$109		$(39)	$110
Reserve for warranty receivable	287	360		(246)	401
Reserve for parts inventory	1,603	933	$315	(1,238)	1,613
Reserve for construction equipment inventory	328	911		(516)	723
Reserve for commercial vehicle inventory	3,138	15,413		(15,088)	3,463
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
The Company sells a majority of its customer accounts receivable on a non-recourse basis to a third party that is responsible for qualifying the customer for credit at the point of sale. If the third party approves the customer for credit, then the third party assumes all credit risk related to the transaction. The Company provides an allowance for doubtful receivables after considering historical loss experience and other factors that might affect the collection of accounts receivable.

Inventory
The Company provides a reserve for obsolete and slow moving parts. The reserve is reviewed and, if necessary, adjustments are made on a quarterly basis. The Company relies on historical information to support its reserve. Once the inventory is written down, the Company does not adjust the reserve balance until the inventory is sold.
The valuation for new and used commercial vehicle inventory is based on specific identification. A detail of new and used commercial vehicle is reviewed and, if necessary, adjustments to the value of specific units are made on a quarterly basis.
7. FLOOR PLAN NOTES PAYABLE AND LINES OF CREDIT:
Floor Plan Notes Payable
Floor plan notes are financing agreements to facilitate the Company’s purchase of new and used commercial vehicles. These notes are collateralized by the inventory purchased and accounts receivable arising from the sale thereof. The Company’s wholesale security agreement with GE Capital has the interest rate benchmarked to LIBOR, as defined in the agreement.
The interest rate applicable to the GE Capital wholesale security agreement was approximately 1.41% as of December 31, 2010. The Company’s weighted average interest rate for floor plan notes payable was 1.09% for the year ended December 31, 2010, and 1.28% for the year ended December 31, 2009. The wholesale security agreement allowed for prepayments with monthly adjustments to the interest due on outstanding advances, which reduced the Company’s weighted average interest rate.
On December 31, 2010, the Company entered into a new credit agreement with GE Capital. The interest rate under the new credit agreement is LIBOR plus 2.95%. The GE Capital credit agreement allows for prepayment of the inventory loans, up to 65% of the aggregate inventory loans outstanding, with monthly adjustments to the interest due. Amounts borrowed under the agreement are due when the related commercial vehicle inventory (collateral) is sold and the sales proceeds are collected by the Company. This agreement may be modified, suspended or terminated by the lender as described in Note 3.
The Company finances substantially all of the purchase price of its new commercial vehicle inventory, and the loan value of its used commercial vehicle inventory under the credit agreement with GE Capital, under which GE Capital pays the manufacturer directly with respect to new commercial vehicles. On December 31, 2010, the Company had approximately $229.9 million outstanding under its credit agreement with GE Capital.
Navistar Financial Corporation offers a floor plan program that provides an interest free financing period, which varies depending on the commercial vehicle purchased. If the commercial vehicle financed by Navistar is not sold within the interest free finance period, the Company transfers the financed commercial vehicle to the GE Capital credit agreement. On December 31, 2010, the Company had approximately $7.9 million outstanding under its floor plan program with Navistar Financial Corporation.
Pursuant to the disposition of Rush Equipment Centers, the Company’s floor plan agreement with Chase and the dealership agreement John Deere were terminated. At December 31, 2010, there was not a balance outstanding under the floor plan agreement with Chase or the dealership agreement John Deere.

Assets pledged as collateral as of December 31, 2010 and 2009 were as follows (in thousands):

	December 31,
	2010	2009
Inventories, new and used vehicles at cost based on specific identification, net of allowance	$235,429	$168,606
Inventories, new and used equipment at cost based on specific identification, net of allowance included in assets held for sale	—	16,440
Vehicle and equipment sale related accounts receivable	16,425	14,419

Total	$251,854	$199,465

Floor plan notes payable related to vehicles and equipment(1)	$237,810	$189,256

(1)	Floor plan notes payable include construction equipment inventory which is included in assets held for sale for the year ended December 31, 2009.
Lines of Credit
The Company has a secured line of credit that provides for a maximum borrowing of $8.0 million. There were no advances outstanding under this secured line of credit at December 31, 2010; however, $7.1 million was pledged to secure various letters of credit related to self-insurance products, leaving $0.9 million available for future borrowings as of December 31, 2010.
8. LONG-TERM DEBT:
Long-term debt was comprised of the following (in thousands):

	December 31,
	2010	2009

Variable interest rate term notes	$82,707	$44,543
Fixed interest rate term notes	169,422	164,959

Total debt	252,129	209,502

Less: current maturities	(62,279)	(55,545)

Total	$189,850	$153,957

As of December 31, 2010, debt maturities were as follows (in thousands):

2011	$62,279
2012	47,754
2013	47,828
2014	36,005
2015	45,663
Thereafter	12,600

Total	$252,129

The interest rates on the Company’s variable interest rate notes are based on LIBOR. The interest rates on the notes range from approximately 1.55% to 3.375% on December 31, 2010. Payments on the notes range from $1,910 to $50,300 per month, plus interest. Maturities of these notes range from December 2012 to September 2015.

The Company’s fixed interest rate notes are with financial institutions and had interest rates that ranged from approximately 3.04% to 8.60% on December 31, 2010. Payments on the notes range from $302 to $76,196 per month, plus interest. Maturities of these notes range from January 2011, to May 2019.
The proceeds from the issuance of the notes were used primarily to acquire land, buildings and improvements, transportation equipment and leasing vehicles. The notes are secured by the assets acquired with the proceeds of such notes.
The Company’s long-term real estate debt agreements and floor plan arrangement require the Company to satisfy various financial ratios such as the debt to worth ratio, leverage ratio, the fixed charge coverage ratio and certain requirements for tangible net worth and GAAP net worth. At December 31, 2010, the Company was in compliance with all debt covenants related to debt secured by real estate. The Company does not anticipate any breach of the covenants in the foreseeable future.
9. FINANCIAL INSTRUMENTS AND FAIR VALUE:
Certain methods and assumptions were used by the Company in estimating the fair value of financial instruments at December 31, 2010. The carrying value of current assets and current liabilities approximates the fair value due to the short maturity of these items.
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
As of December 31, 2010 and December 31, 2009, the Company held $7.6 million of auction rate securities with underlying tax-exempt municipal bonds that mature in 2030. These bonds have credit wrap insurance and a credit rating of A by Standard & Poor’s.
The Company believes that the credit quality and fair value of the auction rate securities it holds has not been negatively impacted; therefore, no impairment charges have been recorded as of December 31, 2010. As of December 31, 2010, the Company has valued these investments at fair value, which approximates cost. The Company used observable inputs to determine fair value, including consideration of broker quotes, the overall quality of the underlying municipality, the credit quality of the insurance company, as well as successful subsequent auctions. Accordingly, the Company has considered this fair value to be a Level 2 valuation under ASC 820-10, “Fair Value Measurements and Disclosures.” If the credit quality of these investments deteriorates, or adverse developments occur in the bond insurance market, the Company may be required to record an impairment charge on these investments in the future.

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
At December 31, 2010, the Company had an aggregate $45.0 million notional amount of interest rate swap contracts, which have been designated as cash flow hedges, to pay fixed rates of interest and receive a floating interest rate based on LIBOR. The fixed interest rates specified in the interest rate swap contracts become effective on or about January 1, 2012. The Company’s interest rate swaps qualify for cash flow hedge accounting treatment. Unrealized gains or losses are recorded in accumulated other comprehensive income. Realized gains and losses will be recognized in interest expense, if they occur. Amounts to be received or paid under the contracts will be recognized as interest expense over the life of the contracts. The Company did not have any interest rate swap contracts in place as of December 31, 2009. There was no ineffectiveness for these swaps during the year ended December 31, 2010.
The fair value of cash flow swaps is calculated as the present value of expected future cash flows, determined on the basis of forward interest rates and present value factors. As such, the carrying amounts for these swaps are designated to be level 2 fair values and totaled $0.4 million as of December 31, 2010. The carrying value of these swaps is included in Other Long-Term Liabilities on the accompanying Consolidated Balance Sheet as of December 31, 2010.
As of December 31, 2010 the Company was party to derivative financial instruments, as described in the following table (in thousands):

		Fixed
	Notional	Interest	Underlying
Agreement	Amount	Rate	Rate	Expiration Date	Fair Value
Interest Rate Swap	$2,196	5.075%	3 month LIBOR	July 1, 2015	$(2)
Interest Rate Swap	4,536	5.075%	3 month LIBOR	July 1, 2015	(4)
Interest Rate Swap	7,847	5.39%	1 month LIBOR	December 31, 2014	(63)
Interest Rate Swap	1,517	5.39%	1 month LIBOR	December 31, 2014	(12)
Interest Rate Swap	2,700	5.39%	1 month LIBOR	December 31, 2014	(22)
Interest Rate Swap	6,109	5.39%	1 month LIBOR	December 31, 2014	(49)
Interest Rate Swap	5,616	5.38%	1 month LIBOR	June 29, 2015	(71)
Interest Rate Swap	864	5.29%	1 month LIBOR	June 30, 2015	(9)
Interest Rate Swap	1,656	5.29%	1 month LIBOR	June 30, 2015	(16)
Interest Rate Swap	8,352	5.29%	1 month LIBOR	June 30, 2015	(81)
Interest Rate Swap	720	5.29%	1 month LIBOR	June 30, 2015	(7)
Interest Rate Swap	2,894	5.29%	1 month LIBOR	June 30, 2015	(28)
Fair values of derivative instruments are on the accompanying Consolidated Balance Sheet as of December 31, 2010 (in thousands):

Derivatives Designated	Asset Derivatives		Liability Derivatives
as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest Rate Swaps	—	—	Other Long-Term Liabilities	$364

10. LEASING ACTIVITIES:
Vehicle Leases as Lessee
The Company leases vehicles, as lessee, primarily over periods ranging from one to ten years under operating lease and capital lease arrangements. Generally, the Company is required to incur all operating costs and pay a minimum rental. The Company guarantees the residual value of vehicles under operating lease and capital lease arrangements. At December 31, 2010, the Company guaranteed vehicle residual values of $4.9 million under operating lease arrangements and $17.4 million under capital lease arrangements. Historically, the Company purchases these vehicles at the end of the lease term and recognizes a gain on the subsequent sale of the vehicle. The residual values are not reflected in the future minimum lease payments for operating leases. Vehicle lease expenses were approximately $3.8 million for the year ended December 31, 2010, $3.8 million for the year ended December 31, 2009, and $4.4 million for the year ended December 31, 2008.
As discussed below, these vehicles are then subleased by the Company to customers under various agreements. Future minimum sublease rentals to be received by the Company under non-cancelable subleases, as described below, are $48.5 million.
Future minimum lease payments under capital and non-cancelable vehicle leases as of December 31, 2010, are as follows (in thousands):

	Capital	Operating
	Leases	Leases
2011	$9,186	$2,607
2012	10,741	2,106
2013	7,729	1,404
2014	8,320	649
2015	5,516	208
Thereafter	5,056	61

Total minimum lease payments	$46,548	$7,035

Less amount representing interest	(4,346)

Present value of net minimum capital lease payments	42,202
Less current portion	(7,971)

Obligations under capital leases less current portion	$34,231

Customer Vehicle Leases as Lessor
The Company leases both owned and leased trucks to customers primarily over periods of one to ten years under operating lease arrangements. These leases require a minimum rental payment and a contingent rental payment based on mileage. Rental income during the year ended December 31, 2010, consisted of minimum rental payments of approximately $53.4 million and contingent rental payments of $7.5 million. Rental income during the year ended December 31, 2009, consisted of minimum rental payments of approximately $47.2 million and contingent rental payments of $6.3 million. Rental income during the year ended December 31, 2008, consisted of minimum rental payments of approximately $41.9 million and contingent rental payments of $6.9 million. Minimum rental payments to be received for non-cancelable leases and subleases in effect at December 31, 2010, are as follows (in thousands):

2011	$43,789
2012	36,234
2013	26,356
2014	18,544
2015	10,681
Thereafter	7,200

Total	$142,804

As of December 31, 2010, the Company had $258.8 million of lease vehicles included in property and equipment, net of accumulated depreciation of $81.3 million. As of December 31, 2009, the Company had $207.8 million of lease vehicles included in property and equipment, net of accumulated depreciation of $65.4 million.

Other Leases — Land and Buildings
The Company leases various assets under operating leases with expiration dates ranging from January 2011, through November 2027. Monthly rental payments range from approximately $375 per month to $36,926 per month. Rental expense was $4.6 million for the year ended December 31, 2010, $4.2 million for the year ended December 31, 2009, and $4.8 million for the year ended December 31, 2008. Future minimum lease payments under non-cancelable leases at December 31, 2010, are as follows (in thousands):

2011	$4,626
2012	3,521
2013	3,057
2014	2,515
2015	2,249
Thereafter	11,490

Total	$27,458

11. SHARE BASED COMPENSATION AND EMPLOYEE BENEFIT PLANS:
Employee Stock Purchase Plan
The Company has an Employee Stock Purchase Plan that allows eligible employees to contribute up to 10% of their base earnings toward the semi-annual purchase of the Company’s Class A common stock. The employee’s purchase price is 85% of the lesser of the closing price of the Class A common stock on the first business day or the last business day of the semi-annual offering period, as reported by The NASDAQ Global Select MarketSM. Employees may purchase shares having a fair market value of up to $25,000 (measured as of the first day of each semi-annual offering period) for each calendar year. Under the Employee Stock Purchase Plan, there are approximately 527,000 shares remaining of the 900,000 shares of the Company’s Class A common stock that have been reserved for issuance. The Company issued 65,757 shares under the Employee Stock Purchase Plan during the year ended December 31, 2010 and 91,355 shares during the year ended December 31, 2009. Of the 3,010 employees eligible to participate, 315 were participants in the plan as of December 31, 2010.
Non-Employee Director Stock Option Plan
On May 16, 2006, the Board of Directors and shareholders adopted the Rush Enterprises, Inc. 2006 Non-Employee Director Stock Option Plan (the “Director Plan”), reserving 1,500,000 shares of Class A common stock for issuance upon exercise of any awards granted under the plan. This Director Plan was Amended and Restated on May 20, 2008 to expand the type of award that may be granted under the plan to include Class A common stock awards. The Director Plan was also amended on May 18, 2010 to reduce the number of shares reserved for issuance under the plan by 1,000,000 shares of Class A common stock.
The Director Plan is designed to attract and retain highly qualified non-employee directors. Prior to 2008, each non-employee director received options to purchase 20,000 shares of the Company’s Class A common stock upon their respective date of appointment and each year on the date that they are elected or reelected by the shareholders to serve on the Board of Directors. Each option has a ten year term from the grant date and vested immediately. Beginning in 2008, each non-employee director received a grant of the Company’s Class A common stock equivalent to a compensation value of $125,000 and in 2009 the compensation value was reduced to $100,000. Each non-employee director received a grant of 8,756 shares of the Company’s Class A common stock in 2009. In 2010, two non-employee directors received a grant of 6,527 shares of the Company’s Class A common stock and three non-employee directors received a grant of 4,242 shares of the Company’s Class A common stock and $35,000 cash, for total compensation equivalent to $100,000. Under the Director Plan, there are approximately 310,000 shares remaining for issuance of the 500,000 shares of the Company’s Class A common stock that have been reserved for issuance. The Company granted 25,780 shares of Class A common stock under the Director Plan during the year ended December 31, 2010 and 43,780 shares of Class A common stock under the Director Plan during the year ended December 31, 2009.

Employee Incentive Plans
In May 2007, the Board of Directors and shareholders adopted the Rush Enterprises, Inc. 2007 Long-Term Incentive Plan (the “2007 Incentive Plan”). The 2007 Incentive Plan provides for the grant of stock options (which may be nonqualified stock options or incentive stock options for tax purposes), stock appreciation rights issued independent of or in tandem with such options (“SARs”), restricted stock awards and performance awards. The 2007 Incentive Plan replaced the Rush Enterprises, Inc. Long-Term Incentive Plan (“Incentive Plan”) effective May 22, 2007. The 2007 Incentive Plan was Amended and Restated on May 18, 2010 to increase the number of shares available for issuance under the plan to 4,550,000 shares of Class A common stock.
The aggregate number of shares of common stock subject to stock options or SARs that may be granted to any one participant in any year under the 2007 Incentive Plan is 100,000 shares of Class A common stock or 100,000 shares of Class B common stock. Each option, granted pursuant to the 2007 Incentive Plan, has a ten year term from the grant date and vests in three equal annual installments beginning on the third anniversary of the grant date. The Company has 4,550,000 shares of Class A common stock and 450,000 shares of Class B common stock reserved for issuance upon exercise of any awards granted under the Company’s 2007 Incentive Plan. As of December 31, 2010, approximately 2,625,000 shares of Class A common stock and 450,000 shares of Class B common stock are available for issuance upon exercise of any awards granted under the Company’s 2007 Incentive Plan. During the year ended December 31, 2010, the Company granted 627,045 options to purchase Class A common stock and 99,465 restricted Class A common stock awards under the 2007 Incentive Plan. During the year ended December 31, 2009, the Company granted 617,430 options to purchase Class A common stock and 100,775 restricted Class A common stock awards under the 2007 Incentive Plan.
Valuation and Expense Information
Stock-based compensation expense related to stock options, restricted stock awards and employee stock purchases was $4.5 million for the year ended December 31, 2010, $3.7 million for the year ended December 31, 2009, and $3.6 million for the year ended December 31, 2008.
Cash received from options exercised and shares purchased under all share-based payment arrangements was $2.3 million for the year ended December 31, 2010, $0.8 million for the year ended December 31, 2009, and $1.1 million for the year ended December 31, 2008.
A summary of the Company’s stock option activity and related information for the year ended December 31, 2010, follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Life (in Years)	Value

Balance of Outstanding Options at January 1, 2010	3,309,327	$11.04
Granted	627,045	7.67
Exercised	(222,495)	4.97
Forfeited	(4,000)	13.24

Balance of Outstanding Options at December 31, 2010	3,709,877	$10.94	6.28	$34,823,889

Vested and exercisable at December 31, 2010	1,575,178	$9.78	4.25	$16,610,401

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the weighted-average of the closing price as of December 31, 2010, of the Company’s Class A common stock and Class B common stock of $20.33. The total intrinsic value of options exercised was $2.3 million during the year ended December 31, 2010, $0.2 million during the year ended December 31, 2009, and $1.7 million during the year ended December 31, 2008.

A summary of the status of the number of shares underlying Company’s non-vested options as of December 31, 2010, and changes during the year ended December 31, 2010, follows:

		Weighted
		Average
	Number of	Grant Date
Non-vested Shares	Shares	Fair Value

Non-vested at January 1, 2010	1,980,585	$4.69
Granted	627,045	5.80
Vested	(468,931)	5.09
Forfeited	(4,000)	4.80

Non-vested at December 31, 2010	2,134,699	$4.92

The total fair value of vested options was $2.4 million during the year ended December 31, 2010, $1.8 million during the year ended December 31, 2009, and $1.4 million during the year ended December 31, 2008. The weighted-average grant date fair value of options granted was $5.80 during the year ended December 31, 2010, $3.25 during the year ended December 31, 2009, and $5.62 during the year ended December 31, 2008.
Stock Awards
The Company granted restricted stock awards to its employees under the 2007 Incentive Plan and unrestricted stock awards to its non-employee directors under the Director Plan during the year ended December 31, 2010. The shares granted to employees vest in three equal installments on the first, second and third anniversary of the grant date and are forfeited in the event the recipient’s employment or relationship with the Company is terminated prior to vesting. The fair value of the restricted stock awards to the Company’s employees is amortized to expense on a straight-line basis over the restricted stock’s vesting period. The shares granted to non-employee directors are expensed on the grant date.
The following table presents a summary of the Company’s non-vested stock awards outstanding at December 31, 2010:

		Weighted
		Average
	Number of	Grant Date
Non-Vested Stock Awards	Shares	Fair Value

Outstanding, January 1, 2010	148,610	$10.24
Granted	125,245	13.08
Vested	(83,296)	12.33
Forfeited	—	—

Outstanding, December 31, 2010	190,559	$11.19

The total fair market value of the shares issued upon the vesting of stock awards during the year ended December 31, 2010 was $1.0 million. The weighted-average grant date fair value of stock awards granted was $13.08 during the year ended December 31, 2010, $8.81 during the year ended December 31, 2009, and $15.90 during the year ended December 31, 2008.
As of December 31, 2010, there was $5.1 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Incentive Plan and the 2007 Incentive Plan. That cost is expected to be recognized over a weighted-average period of 3.0 years.

Defined Contribution Plan
The Company has a defined contribution plan (the “Rush 401k Plan”), which is available to all Company employees and the employees of certain affiliates. Each employee who has completed 90 days of continuous service is entitled to enter the Rush 401k Plan on the first day of the following month. Participating employees may contribute from 1% to 50% of total gross compensation. However, certain higher paid employees are limited to a maximum contribution of 15% of total gross compensation. In March 2009, the Company discontinued its matching contributions to the Rush 401k plan. On April 1, 2010 the Company reinstated its matching contributions. For the first 10% of an employee’s contribution, the Company, at its discretion, may contribute an amount equal to 5% of the employees’ contributions for those employees with less than five years of service and an amount equal to 10% of the employees’ contributions for those employees with more than five years of service. The Company incurred expenses related to the Rush 401k Plan of approximately $0.4 million during the year ended December 31, 2010, $0.6 million during the year ended December 31, 2009, and $3.4 million during the year ended December 31, 2008.
Deferred Compensation Plan
On November 6, 2010 the Board of Directors of the Company adopted the Rush Enterprises, Inc. Deferred Compensation Plan (the “Deferred Compensation Plan”) wherein selected employees and directors may elect to defer a portion of their annual compensation. The Deferred Compensation Plan also provides the Company with the discretion to make matching contributions to participants’ accounts. The Company has established a rabbi trust to finance obligations under the Deferred Compensation Plan with corporate-owned variable life insurance contracts. Participants are 100% vested in their respective deferrals and the earnings thereon. The first deferral election period began on January 1, 2011.
The Company currently does not provide any postretirement benefits nor does it provide any post employment benefits.
12. STOCK REPURCHASE PLAN:
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
During the year ended December 31, 2008, the Company repurchased 1,639,843 shares of Class B common stock at a cost of $17.9 million. The Company is holding the repurchased shares of the common stock as treasury stock and is accounting for the treasury stock pursuant to the cost method. The Company includes treasury stock as a component of stockholders’ equity. On November 6, 2010, the Board of Directors of the Company approved the termination of the stock repurchase program.
13. EARNINGS PER SHARE:
Basic earnings per share (“EPS”) were computed by dividing income from continuing operations by the weighted average number of shares of common stock outstanding during the period. Diluted EPS differs from basic EPS due to the assumed conversions of potentially dilutive options and restricted shares that were outstanding during the period. The Company’s Class A common stock and Class B common stock have equal claims on earnings of the Company. The following is a reconciliation of the numerators and the denominators of the basic and diluted per share computations for income from continuing operations.

	2010	2009	2008

Numerator-
Numerator for basic and diluted earnings per share-
Income from continuing operations available to common shareholders	$24,567,000	$5,095,000	$25,178,000

Denominator-
Denominator for basic earnings per share, weighted average shares	37,307,453	37,065,654	38,088,687

Effect of dilutive securities-
Stock options and restricted shares	910,727	530,853	498,263

Denominator for diluted earnings per share, adjusted weighted average shares and assumed conversions	38,218,180	37,596,507	38,586,950

Basic earnings per common share	$0.66	$0.14	$0.66

Diluted earnings per common share and common share equivalents	$0.64	$0.14	$0.65

Options to purchase shares of common stock that were outstanding for the years ended December 31, 2010, 2009 and 2008 that were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive are as follows:

	2010	2009	2008

Options	504,830	1,557,356	545,215

Total anti-dilutive securities	504,830	1,557,356	545,215

14. INCOME TAXES:
Provision for Income Taxes
The tax provisions (benefits) are summarized as follows (in thousands):

	Year Ended December 31,
	2010	2009	2008

Current provision (benefit)-
Federal	$3,850	$(688)	$4,468
State	1,965	889	1,805

	5,815	201	6,273

Deferred provision (benefit)-
Federal	9,962	(2,614)	9,809
State	253	(255)	140

	10,215	(2,869)	9,949

(Benefit) provision for income taxes	$16,030	$(2,668)	$16,222

A reconciliation of taxes based on the federal statutory rates and the provisions (benefits) for income taxes are summarized as follows (in thousands):

	Year Ended December 31,
	2010	2009	2008

Income taxes at the federal statutory rate	$16,559	$1,126	$15,781
State income taxes, net of federal benefit	1,418	422	1,236
Tax effect of permanent differences	542	540	(684)
Alternative fuel tax credits	(2,461)	(5,304)	—
Federal tax settlement	—	700	—
Other, net	(28)	(152)	(111)

Provision (benefit) for income taxes	$16,030	$(2,668)	$16,222

Following is a summary of the Company’s income tax provision for the years ended December 31, 2010, 2009 and 2008 (in thousands):

	2010	2009	2008

Income tax provision (benefit) on continuing operations	$11,737	$(3,173)	$13,864
Income tax provision from discontinued operations	4,293	505	2,358

Provision (benefit) for income taxes	$16,030	$(2,668)	$16,222

The following summarizes the components of deferred tax assets and liabilities included in the balance sheet (in thousands):

	December 31,
	2010	2009
Current:
Deferred tax assets:
Inventory	$2,222	$3,915
Accounts receivable	72	204
Capital lease obligations	3,896	3,179
Stock options	958	770
Alternative fuel tax credits	160	933
Accrued liabilities	1,671	1,129
State net operating loss carry forward	529	600
State tax credit	572	587
Other	201	97

Current deferred tax asset	$10,281	$11,414

Non-Current:
Deferred tax assets:
Capital lease obligations	$11,687	$9,538
Stock options	3,833	3,079
Other	142	—

	15,662	12,617
Deferred tax liabilities:
Difference between book and tax basis-
Depreciation	(78,793)	(66,399)
LIFO inventory valuation	(409)	(818)

Net non-current tax liability	$(63,540)	$(54,600)

The Company’s various state net operating loss carry forwards expire from 2011 through 2024.

The Company included accruals for unrecognized income tax benefits totaling $1.5 million as a component of accrued liabilities as of December 31, 2010, and $1.8 million as of December 31, 2009. The unrecognized tax benefits of $1.5 million at December 31, 2010, and $1.8 million as of December 31, 2009, if recognized, would impact the Company’s effective tax rate. An unfavorable settlement would require a charge to income tax expense and a favorable resolution would be recognized as a reduction to income tax expense. As of December 31, 2010, the Company accrued interest of $130,000 related to unrecognized tax benefits in the current provision for income taxes. No amounts were accrued for penalties.
The Company does not anticipate a significant change in the amount of unrecognized tax benefits in the next 12 months. As of December 31, 2010, the tax years ended December 31, 2008 through 2010 remained subject to audit by federal tax authorities and the tax years ended December 31, 2006 through 2010, remained subject to audit by state tax authorities.
A reconciliation of the change in the unrecognized tax benefits from January 1, 2008, to December 31, 2010, is as follows:

Unrecognized tax benefits at January 31, 2008	$1,965,428
Gross increases — tax positions in current year	426,590
Reductions due to lapse of statute of limitations	(453,334)

Unrecognized tax benefits at December 31, 2008	1,938,684
Gross increases — tax positions in prior year	345,863
Gross increases — tax positions in current year	94,053
Decreases related to settlements with taxing authorities	(344,737)
Reductions due to lapse of statute of limitations	(272,468)

Unrecognized tax benefits at December 31, 2009	1,761,395
Gross increases — tax positions in current year	177,236
Reductions due to lapse of statute of limitations	(472,689)

Unrecognized tax benefits at December 31, 2010	$1,465,942

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
In 2006, the Company signed an agreement with Titan Technology Partners to implement SAP enterprise software and a new SAP dealership management system. The cost of the SAP software and implementation is estimated at approximately $39.0 million, of which $36.2 million was expended at December 31, 2010.
16. ACQUISITIONS:
All of the following acquisitions, unless otherwise noted, were considered business combinations accounted for under ASC 805 “Business Combinations.” Pro forma information is not included in accordance with ASC 805 since no acquisitions were considered material individually or in the aggregate.

On October 12, 2010, the Company acquired certain assets of Metro Ford Truck Sales, Inc., which consisted of a Ford and Isuzu commercial vehicle dealership in Dallas, Texas. The Company is operating the facility as a full-service Rush Medium-Duty Truck Center offering medium-duty trucks, parts and service. The transaction was valued at approximately $5.6 million, with the purchase price paid in cash. The operations of Metro Ford Truck Sales, Inc. are included in the accompanying consolidated financial statements from the date of the acquisition. The purchase price was allocated based on the fair values of the assets at the date of acquisition as follows (in thousands):

Property and equipment, including real estate	$1,645
Inventory	974
Accounts receivable	30
Accrued expenses	(14)
Goodwill	2,957

Total	$5,592

All of the goodwill acquired in the Metro Ford Truck Sales, Inc. acquisition will be amortized over 15 years for tax purposes.
On July 12, 2010, the Company acquired certain assets of Joe Cooper Truck Center, LLC, which consisted of a Ford franchise in Oklahoma City, Oklahoma. The newly acquired Ford franchise was added to the Company’s existing dealership in Oklahoma City, Oklahoma. The transaction was valued at approximately $1.2 million, with the purchase price paid in cash, and $1.1 million of the purchase price was allocated to goodwill based on the fair value of the assets at the date of acquisition. The operations of Joe Cooper Truck Center, LLC are included in the accompanying consolidated financial statements from the date of the acquisition. All of the goodwill acquired in the Joe Cooper Truck Center, LLC acquisition will be amortized over 15 years for tax purposes.
On May 24, 2010, the Company acquired certain assets of Lake City Companies, LLC and certain of its subsidiaries and affiliates (collectively, “Lake City International”). Lake City International operated a commercial truck and bus sales, service, parts, finance and leasing business representing multiple brands. The newly acquired dealerships include five locations in Utah, five locations in Idaho and one location in Oregon. These locations are operating as Rush Truck Centers and offer commercial vehicles manufactured by International, Autocar, Mitsubishi Fuso, IC Bus and now Workhorse Custom Chassis in addition to parts, service, body shop, financing and insurance capabilities. Rush Truck Leasing operates Idealease truck rental and leasing franchises at existing locations in Salt Lake City, Utah, and Boise, Idaho. The transaction, including the real estate, was valued at approximately $70.0 million. The purchase price for the assets of the business was paid in cash and the purchase price for the real estate was partially paid in cash with the remainder financed with long-term debt.
The operations of Lake City International are included in the accompanying consolidated financial statements from the date of the acquisition. The preliminary purchase price has been allocated based on the fair values of the assets at the date of acquisition as follows (in thousands):

Prepaid expenses	$205
Accounts and notes receivable	5,955
Inventories	10,722
Property and equipment, including real estate	47,802
Other assets	309
Accounts payable	(175)
Accrued expenses	(3,622)
Floor plan notes payable	(275)
Notes payable	(178)
Goodwill	9,231

Total	$69,974

As the value of certain assets and liabilities are preliminary in nature, they are subject to adjustment as additional information is obtained about the facts and circumstances that existed at the acquisition date. When the valuation is final, any changes to the preliminary valuation of acquired assets and liabilities could result in adjustments to identified intangibles and goodwill. The Company financed approximately $37.5 million of the purchase price under its floor plan, accounts receivable, lease and rental truck financing arrangements and a real estate loan. As part of the Lake City International acquisition, the Company assumed certain contingent liabilities for notes initiated on behalf of Lake City International related to the sale of commercial vehicles. The contingent liability had an estimated fair value of $2.0 million and was recorded as an accrued liability. For federal tax purposes the goodwill will be amortized over 15 years.
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
In May 2008, in addition to the stock and asset purchases described above, the Company purchased the real estate of the North Carolina dealership operations for $6.2 million. The real estate transaction was financed by a financial institution with a $5.0 million note payable.
17. DISCONTINUED OPERATIONS:
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
At closing, Doggett Heavy Machinery Services, LLC entered into a lease agreement to lease the facility where Rush Equipment Center, Houston was located from an affiliate of the Company. The lease provides for an initial three year term with the option for lessee to terminate the lease with 30 days notice. The Company’s continuing involvement in the operations of the construction equipment business is not significant and will be limited to the facility lease agreement.
The results of operations of the construction equipment business have been classified as discontinued operations in the Company’s consolidated statements of operations for all periods presented, and excluded from business segment information.
Net sales and earnings before income taxes related to the discontinued business were as follows (in thousands):

	Year Ended December 31,
	2010	2009	2008

Net Sales	$25,819	$38,836	$83,763

Earnings before income taxes:
Results of operations from discontinued operations before income taxes	917	1,294	6,045
Gain on disposition	10,091	—	—
Income tax (expense)	(4,293)	(505)	(2,358)

Net income from discontinued operations	$6,715	$789	$3,687

Basic earnings per common share from discontinued operations, net of tax	$0.18	$0.02	$0.10
Diluted earnings per common share and common share equivalents from discontinued operations, net of tax	$0.18	$0.02	$0.10

The major classes of assets of the discontinued operations classified as held for sale and included in the consolidated balance sheet were as follows (in thousands):

	December 31,
	2010	2009

Inventories	$—	$17,736
Goodwill	—	4,075
Property and equipment, net	—	908

Assets held for sale	$—	$22,719

18. MEDIUM-DUTY GMC TRUCK FRANCHISES:
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
19. COMPREHENSIVE INCOME:
The following table provides a reconciliation of net income to comprehensive income (in thousands):

	For the Year
	Ended December 31,
	2010	2009
Net income	$31,282	$5,884
Other comprehensive income:
Change in fair value of cash flow swaps	(364)	—
Income tax benefit associated with cash flow swaps	142	—

Comprehensive income	$31,060	$5,884

20. UNAUDITED QUARTERLY FINANCIAL DATA:
(In thousands, except per share amounts.)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2010

Revenues	$299,288	$329,839	$405,841	$462,959
Gross Profit	58,063	69,179	78,197	79,451
Operating income from continuing operations	4,368	10,362	13,732	13,205
Income from continuing operations before income taxes	3,071	8,965	12,375	11,893
Income from continuing operations	1,922	5,416	8,031	9,198
Income from discontinued operations, net of taxes	315	272	6,128	—
Net income	$2,237	$5,688	$14,159	$9,198
Earnings per share — Basic:
Income from continuing operations	$0.05	$0.15	$0.22	$0.25
Net income	$0.06	$0.15	$0.38	$0.25
Earnings per share — Diluted:
Income from continuing operations	$0.05	$0.14	$0.21	$0.24
Net income	$0.06	$0.15	$0.37	$0.24

2009

Revenues	$317,491	$302,571	$293,941	$286,450
Gross Profit	58,754	50,571	55,121	51,195
Operating income (loss) from continuing operations	4,785	(2,822)	1,145	4,509
Income (loss) from continuing operations before income taxes	3,237	(4,234)	(283)	3,202
Income (loss) from continuing operations	2,335	(1,689)	2,988	1,461
Income from discontinued operations, net of taxes	528	168	20	73
Net income	$2,863	$(1,521)	$3,008	$1,534
Earnings per share — Basic:
Income from continuing operations	$0.06	$(0.05)	$0.08	$0.04
Net income	$0.08	$(0.04)	$0.08	$0.04
Earnings per share — Diluted:
Income from continuing operations	$0.06	$(0.05)	$0.08	$0.04
Net income	$0.08	$(0.04)	$0.08	$0.04
21. SEGMENTS:
The Company currently has one reportable business segment, the Truck segment. The Truck segment operates a network of commercial vehicle dealerships that provide an integrated one-stop source for the commercial vehicle needs of its customers, including retail sales of new and used commercial vehicles; aftermarket parts, service and body shop facilities; and a wide array of financial services, including the financing of new and used commercial vehicle purchases, insurance products and truck leasing and rentals. The commercial vehicle dealerships are deemed as a single reporting unit because they have similar economic characteristics. The Company’s chief operating decision maker considers the entire Truck segment, not individual dealerships, when making decisions about resources to be allocated to the segment and assess its performance.
The Construction Equipment segment is no longer reported as a separate business segment due to the sale of Company’s construction equipment business. See Note 17 for further discussion of the sale of the construction equipment business. The assets of the construction equipment business have been included in the All Other segment assets in the table below for 2009 and 2008.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on income from continuing operations before income taxes not including extraordinary items.
The Company accounts for intersegment sales and transfers as if the sales or transfers were to third parties, that is, at current market prices. There were no material intersegment sales during the years ended December 31, 2010, 2009 and 2008.
The following table contains summarized information about reportable segment revenue, segment income or loss from continuing operations and segment assets for the periods ended December 31, 2010, 2009 and 2008 (in thousands):

	Truck	All
	Segment	Other	Totals
2010
Revenues from external customers	$1,482,742	$15,185	$1,497,927
Interest income	127	—	127
Interest expense	5,092	398	5,490
Depreciation and amortization	15,019	701	15,720
Segment income (loss) from continuing operations before taxes	37,690	(1,386)	36,304
Segment assets	1,143,385	24,548	1,167,933
Goodwill	147,828	2,560	150,388
Expenditures for segment assets	98,853	633	99,486

2009
Revenues from external customers	$1,184,400	$16,053	$1,200,453
Interest income	54	—	54
Interest expense	5,315	434	5,749
Depreciation and amortization	15,143	747	15,890
Segment income (loss) from continuing operations before taxes	3,962	(2,040)	1,922
Segment assets	924,703	52,594	977,297
Goodwill	134,352	2,409	136,761
Expenditures for segment assets	74,519	78	74,597

2008
Revenues from external customers	$1,553,298	$17,895	$1,571,193
Interest income	2,636	—	2,636
Interest expense	9,359	507	9,866
Depreciation and amortization	14,483	790	15,273
Segment income from continuing operations before taxes	38,549	493	39,042
Segment assets	1,000,470	56,320	1,056,790
Goodwill	135,191	2,638	137,829
Expenditures for segment assets	70,474	312	70,786
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
Evaluation of Disclosure Controls and Procedures
In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2010, to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) accumulated and communicated to the Company’s management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2010, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
As of December 31, 2010, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on the assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2010, based on those criteria.
Ernst & Young LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this annual report on Form 10-K, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. The report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010, is included in this Item 9A under the heading “Attestation Report of Independent Registered Public Accounting Firm.”

Attestation Report of Independent Registered Public Accounting Firm
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Rush Enterprises, Inc.
We have audited Rush Enterprises, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Rush Enterprises, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Rush Enterprises, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Rush Enterprises, Inc. and subsidiaries as of December 31, 2010, and 2009, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010, of Rush Enterprises, Inc. and subsidiaries and our report dated March 11, 2011, expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
San Antonio, Texas
March 11, 2011

Item 9B.	Other Information
None.

PART III

Item 10.	Directors and Executive Officers of the Registrant
The information called for by Item 10 of Form 10-K is incorporated herein by reference to such information included in the Company’s Proxy Statement for the 2011 Annual Meeting of Shareholders.
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
The information called for by Item 11 of Form 10-K is incorporated herein by reference to such information included in the Company’s Proxy Statement for the 2011 Annual Meeting of Shareholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
The information called for by Item 12 of Form 10-K is incorporated herein by reference to such information included in the Company’s Proxy Statement for the 2011 Annual Meeting of Shareholders.

Item 13.	Certain Relationships and Related Transactions
The information called for by Item 13 of Form 10-K is incorporated herein by reference to such information included in the Company’s Proxy Statement for the 2011 Annual Meeting of Shareholders.

Item 14.	Principal Accountant Fees and Services
The information called for by Item 14 of Form 10-K is incorporated herein by reference to such information included in the Company’s Proxy Statement for the 2011 Annual Meeting of Shareholders.

PART IV

Item 15.	Exhibits and Financial Statement Schedules
(a)(1) Financial Statements
Included in Item 8 of Part II of this annual report on Form 10-K are the following: Report of Independent Registered Public Accounting Firm; Consolidated Balance Sheets as of December 31, 2010, and 2009; Consolidated Statements of Income for the years ended December 31, 2010, 2009, and 2008; Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2010, 2009, and 2008; Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009, and 2008; and Notes to Consolidated Financial Statements.
(a)(2) Financial Statement Schedules
These schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

(a)(3) Exhibits
Index to Exhibits:

Exhibit
No.		Identification of Exhibit

2.1		Asset Purchase Agreement, dated March 19, 2010 (incorporated herein by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K (File No. 000-20797) filed March 25, 2010)

2.2
Amendment #1, dated as of May 24, 2010, to Asset Purchase Agreement, dated March 19, 2010 (incorporated herein by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K (File No. 000-20797) filed May 26, 2010)

3.1
Restated Articles of Incorporation of Rush Enterprises, Inc. (incorporated herein by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q (File No. 000-20797) for the quarter ended June 30, 2008)

3.2
Rush Enterprises, Inc. Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q (File No. 000-20797) filed for the quarter ended June 30, 2009)

4.1
Specimen of certificate representing Common Stock (now Class B Common Stock), $.01 par value, of Rush Enterprises, Inc. (incorporated herein by reference to Exhibit 4.1 of the Company’s Registration Statement No. 333-03346 on Form S-1 filed April 10, 1996)

4.2
Specimen of certificate representing Class A Common Stock, $.01 par value, of the Registrant (incorporated herein by reference to Exhibit 4.1 of the Company’s Registration Statement on Form 8-A filed July 9, 2002)

10.1
Right of First Refusal dated April 1, 1996 between Peterbilt Motors Company and W. Marvin Rush (incorporated herein by reference to Exhibit 10.76 of the Company’s Registration Statement No. 333-03346 on Form S-1 filed April 10, 1996)

10.2
Right of First Refusal dated April 1, 1996 between Peterbilt Motors Company and Barbara Rush (incorporated herein by reference to Exhibit 10.77 of the Company’s Registration Statement No. 333-03346 on Form S-1 filed April 10, 1996)

10.3
Right of First Refusal dated April 1, 1996 between Peterbilt Motors Company and W.M. “Rusty” Rush (incorporated herein by reference to Exhibit 10.78 of the Company’s Registration Statement No. 333-03346 on Form S-1 filed April 10, 1996)

10.4
Right of First Refusal dated April 1, 1996 between Peterbilt Motors Company and Robin Rush (incorporated herein by reference to Exhibit 10.79 of the Company’s Registration Statement No. 333-03346 on Form S-1 filed April 10, 1996)

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
Rush Enterprises, Inc. Amended and Restated 1997 Non-Employee Director Stock Option Plan, as amended (incorporated herein by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (File No. 000-20797) for the quarter ended September 30, 2010)

10.8	+
Form of Rush Enterprises, Inc. 1997 Non-Employee Director Stock Option Agreement (incorporated herein by reference to Exhibit 4.4 of the Company’s Registration Statement No. 333-117305 on Form S-8 filed July 12, 2004)

Exhibit
No.		Identification of Exhibit

10.9	+
Rush Enterprises, Inc. 2004 Employee Stock Purchase Plan, as amended (incorporated herein by reference to Exhibit 4.1 of the Company’s Registration Statement No. 333-121355 on Form S-8 filed December 17, 2004)

10.10	*+	Rush Enterprises, Inc. Amended and Restated 2006 Non-Employee Director Stock Plan

10.11	+
Form of Rush Enterprises, Inc. 2006 Non-Employee Director Stock Option Agreement (incorporated herein by reference to Exhibit 4.4 of the Company’s Registration Statement No. 333-138556 on Form S-8 filed November 9, 2006)

10.12	+	Rush Enterprises, Inc. 2007 Long-Term Incentive Plan (incorporated herein by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed April 6, 2010)

10.13	+
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

10.15
Form of dealer agreement between Peterbilt Motors Company and Rush Truck Centers (incorporated herein by reference to Exhibit 10.18 of the Company’s Form 10-K (File No. 000-20797) for the year ended December 31, 1999)

10.16
Credit Agreement, dated December 31, 2010, by and among Rush Truck Centers of Alabama, Inc., Rush Truck Centers of Arizona, Inc., Rush Truck Centers of California, Inc., Rush Medium Duty Truck Centers of Colorado, Inc., Rush Truck Centers of Colorado, Inc., Rush Truck Centers of Florida, Inc., Rush Truck Centers of Georgia, Inc., Rush Truck Centers of New Mexico, Inc., Rush Truck Centers of Oklahoma, Inc., Rush Truck Centers of Tennessee, Inc., Rush Truck Centers of North Carolina, Inc., Rush Truck Centers of Idaho, Inc., Rush Truck Centers of Utah, Inc., Rush Truck Centers of Oregon, Inc., Rush Truck Centers of Texas, L.P., Rush Enterprises, Inc. and General Electric Capital Corporation (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 000-20797) filed January 6, 2011)

10.17		Rush Enterprises, Inc. Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 000-20797) filed November 12, 2010)

10.18	+	Form of Indemnity Agreement (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 000-20797) filed February 27, 2007)

10.19	+	Rush Enterprises, Inc. Executive Transition Plan (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 000-20797) filed July 25, 2008)

21.1	*	Subsidiaries of the Company

23.1	*	Consent of Ernst & Young LLP

31.1	*	Certification of President and Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	Certification of Vice President and Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	*++	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	*++	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

+	Management contract or compensatory plan or arrangement.

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

RUSH ENTERPRISES, INC.

By:	/s/ W. M. “RUSTY” RUSH W. M. “Rusty” Rush	Date: March 11, 2011
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated:

Signature	Capacity	Date

/s/ W. MARVIN RUSH W. Marvin Rush	Chairman of the Board and Director	March 11, 2011

/s/ W. M. “RUSTY” RUSH W. M. “Rusty” Rush	President and Chief Executive Officer, Director (Principal Executive Officer)	March 11, 2011

/s/ STEVEN L. KELLER Steven L. Keller	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 11, 2011

/s/ THOMAS A. AKIN Thomas A. Akin	Director	March 11, 2011

/s/ HAROLD D. MARSHALL Harold D. Marshall	Director	March 11, 2011

/s/ JAMES C. UNDERWOOD James C. Underwood	Director	March 11, 2011

/s/ GERALD R. SZCZEPANSKI Gerald R. Szczepanski	Director	March 11, 2011