Form 10-Q
period 2011-03-31
RUSH ENTERPRISES INC \TX\
filed 2011-05-10
CIK 1012019

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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
Indicated below is the number of shares outstanding of each of the issuer’s classes of common stock, as of May 5, 2011.

Number of
Shares
Title of Class	Outstanding
Class A Common Stock, $.01 Par Value	27,085,694
Class B Common Stock, $.01 Par Value	10,719,547

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.
RUSH ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2011 AND DECEMBER 31, 2010
(In Thousands, Except Shares)

	March 31,	December 31,
	2011	2010

Assets
Current assets:
Cash and cash equivalents	$101,326	$168,976
Accounts receivable, net	53,566	43,513
Inventories, net	385,384	321,933
Prepaid expenses and other	9,592	14,104
Deferred income taxes, net	10,657	10,281

Total current assets	560,525	558,807
Investments	7,575	7,575
Property and equipment, net	467,922	445,919
Goodwill, net	174,359	150,388
Other assets, net	4,832	5,244

Total assets	$1,215,213	$1,167,933

Liabilities and shareholders’ equity
Current liabilities:
Floor plan notes payable	$283,893	$237,810
Current maturities of long-term debt	58,230	62,279
Current maturities of capital lease obligations	8,803	7,971
Trade accounts payable	42,658	37,933
Accrued expenses	59,095	69,036

Total current liabilities	452,679	415,029
Long-term debt, net of current maturities	186,841	189,850
Capital lease obligations, net of current maturities	33,691	34,231
Other long-term liabilities	232	364
Deferred income taxes, net	64,964	63,540
Shareholders’ equity:
Preferred stock, par value $.01 per share; 1,000,000 shares authorized; 0 shares outstanding in 2011 and 2010	—	—
Common stock, par value $.01 per share; 60,000,000 class A shares and 20,000,000 class B shares authorized; 27,025,263 class A shares and 10,719,547 class B shares outstanding in 2011; and 26,798,707 class A shares and 10,700,044 class B shares outstanding in 2010	394	391
Additional paid-in capital	200,286	195,747
Treasury stock, at cost: 1,639,843 class B shares	(17,948)	(17,948)
Retained earnings	294,218	286,951
Accumulated other comprehensive loss, net of tax	(144)	(222)

Total shareholders’ equity	476,806	464,919

Total liabilities and shareholders’ equity	$1,215,213	$1,167,933

The accompanying notes are an integral part of these consolidated financial statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2011	2010

Revenues:
New and used commercial vehicle sales	$277,530	$180,604
Parts and service sales	145,560	101,828
Lease and rental	18,985	14,032
Finance and insurance	1,968	1,485
Other	2,061	1,339

Total revenue	446,104	299,288
Cost of products sold:
New and used commercial vehicle sales	258,905	166,346
Parts and service sales	88,712	62,629
Lease and rental	16,097	12,250

Total cost of products sold	363,714	241,225

Gross profit	82,390	58,063
Selling, general and administrative	65,346	50,137
Depreciation and amortization	4,180	3,547
Loss on sale of assets	(43)	(11)

Operating income	12,821	4,368
Interest expense, net	1,201	1,297

Income from continuing operations before taxes	11,620	3,071
Provision for income taxes	4,353	1,149

Income from continuing operations	7,267	1,922
Income from discontinued operations, net of tax	0	315

Net income	$7,267	$2,237

Earnings per common share — Basic:
Income from continuing operations	$0.19	$0.05
Net income	$0.19	$0.06
Earnings per common share — Diluted:
Income from continuing operations	$0.19	$0.05
Net income	$0.19	$0.06

Weighted average shares outstanding:
Basic	37,621	37,171
Diluted	38,815	37,745
The accompanying notes are an integral part of these consolidated financial statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,267	$2,237
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	12,649	10,248
Loss on sale of property and equipment	43	8
Stock-based compensation expense related to employee stock options and employee stock purchases	2,557	1,856
Provision for deferred income tax expense	994	315
Excess tax benefits from stock-based compensation	(745)	(24)
Change in accounts receivable, net	(9,789)	(9,580)
Change in inventories	(29,940)	(22,602)
Change in prepaid expenses and other, net	4,559	(267)
Change in trade accounts payable	4,725	7,715
Change in accrued expenses	(9,651)	(1,587)

Net cash (used in) operating activities	(17,331)	(11,681)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(34,256)	(9,921)
Proceeds from the sale of property and equipment	8,057	12
Business acquisitions	(60,018)	—
Change in other assets	372	11

Net cash (used in) investing activities	(85,845)	(9,898)

CASH FLOWS FROM FINANCING ACTIVITIES:
Draws on floor plan notes payable, net	46,083	25,408
Proceeds from long-term debt	11,706	3,080
Principal payments on long-term debt	(18,764)	(8,181)
Principal payments on capital lease obligations	(5,484)	(2,372)
Issuance of shares relating to employee stock options and employee stock purchases	1,240	365
Excess tax benefits from stock-based compensation	745	24

Net cash provided by financing activities	35,526	18,324

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(67,650)	(3,255)

CASH AND CASH EQUIVALENTS, beginning of period	168,976	149,095

CASH AND CASH EQUIVALENTS, end of period	$101,326	$145,840

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$3,043	$3,194

Income taxes, net of refunds	$(1,936)	$(61)

Noncash investing and financing activities:
Assets acquired under capital leases	$5,776	$2,904

The accompanying notes are an integral part of these consolidated financial statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1 — Principles of Consolidation and Basis of Presentation
The interim consolidated financial statements included herein have been prepared by Rush Enterprises, Inc. and its subsidiaries (collectively referred to as the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). All adjustments have been made to the accompanying interim consolidated financial statements, which, in the opinion of the Company’s management, are necessary for a fair presentation of the Company’s operating results. All adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is recommended that these interim consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. Results of operations for interim periods are not necessarily indicative of results that may be expected for any other interim periods or the full fiscal year.
2 — Goodwill and Other Intangible Assets
Goodwill is the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations accounted for under the purchase method. The Company does not amortize goodwill, but tests goodwill for impairment annually in the fourth quarter, or when indications of potential impairment exist. These indicators would include a significant change in operating performance, or a planned sale or disposition of a significant portion of the business, among other factors. The Company tests for goodwill impairment utilizing a fair value approach at the reporting unit level. A reporting unit is an operating segment, for which discrete financial information is prepared and regularly reviewed by segment management. The Company has deemed its reporting unit to be its operating segment, the Truck segment, which is the level at which segment management regularly reviews operating results and makes resource allocation decisions. The Construction Equipment segment is no longer reported as a separate business segment because the Company sold its John Deere construction equipment business in the third quarter of 2010. See Note 11 for further discussion of the sale of the construction equipment business.
The impairment test for goodwill involves comparing the fair value of a reporting unit to its carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, a second step is required to measure the goodwill impairment loss. The second step includes hypothetically valuing all the tangible and intangible assets and liabilities of the reporting unit as if the reporting unit had been acquired in a business combination. Then, the implied fair value of the reporting unit’s goodwill is compared to the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of the goodwill, the Company would recognize an impairment loss in an amount equal to the excess, not to exceed the carrying amount. The Company determines the fair values calculated in an impairment test using the discounted cash flow method, which requires assumptions and estimates regarding future revenue, expenses and cash flow projections. The analysis is based upon available information regarding expected future cash flows of its reporting unit discounted at rates consistent with the cost of capital specific to the reporting unit.
Goodwill is tested for impairment during the fourth quarter of each year, or more frequently when events or changes in circumstances indicate that the asset might be impaired, and no impairment write down was required in the fourth quarter of 2010. However, the Company cannot predict the occurrence of certain events that might adversely affect the reported value of goodwill in the future. Such events may include, but are not limited to, the discontinuance of operations by certain manufacturers the Company represents, strategic decisions made in response to economic and competitive conditions or another significant decrease in general economic conditions in the United States.

The following table sets forth the change in the carrying amount of goodwill for the Company for the period ended March 31, 2011:

Balance January 1, 2011	$150,388
Acquisition of Asbury Automotive Atlanta, L.L.C.(See Note 9)	22,854
Acquisition of Heintzelman’s Truck Center (See Note 9)	1,050
Other	67

Balance March 31, 2011	$174,359

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
In 2006, the Company signed an agreement with Titan Technology Partners to implement SAP enterprise software and a new SAP dealership management system. The cost of the SAP software and implementation is estimated at approximately $39.8 million, of which $38.3 million was expended at March 31, 2011.
4 — Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended
	March 31, 2011	March 31, 2010
Numerator -
Numerator for basic and diluted earnings per share-
Income from continuing operations available to common shareholders	$7,267,000	$1,922,000

Denominator-
Denominator for basic earnings per share, weighted average shares outstanding	37,621,287	37,170,720
Effect of dilutive securities-
Employee and Director stock options and restricted share awards	1,193,404	573,888

Denominator for diluted earnings per share, adjusted weighted average shares and assumed conversions	38,814,691	37,744,608

Basic earnings from continuing operations per common share	$.19	$.05

Diluted earnings from continuing operations per common share and common share equivalents	$.19	$.05

Options to purchase shares of common stock that were outstanding for the three months ended March 31, 2011 and 2010 that were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive are as follows:

	March 31, 2011	March 31, 2010
Options	498,600	2,184,401

Total anti-dilutive securities	498,600	2,184,401

5 — Stock Options and Restricted Stock Awards
Valuation and Expense Information
The Company accounts for stock-based compensation in accordance with Accounting Standards Codification (“ASC”) 718-10, “Compensation — Stock Compensation,” which requires the measurement and recognition of compensation expense for all share-based payment awards made to the Company’s employees and directors including employee stock options, restricted share awards and employee stock purchases related to the Employee Stock Purchase Plan based on estimated fair values. Stock-based compensation expense, calculated using the Black-Scholes option-pricing model and included in selling, general and administrative expense, was $2.6 million for the three months ended March 31, 2011, and $1.9 million for the three months ended March 31, 2010. As of March 31, 2011, there was $9.8 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements to be recognized over a weighted-average period of 3.57 years.
6 — Financial Instruments and Fair Value
Certain methods and assumptions were used by the Company in estimating the fair value of financial instruments at March 31, 2011. The carrying value of current assets and current liabilities approximates the fair value due to the short maturity of these items.
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
As of March 31, 2011 and 2010, the Company held $7.6 million of auction rate securities with underlying tax-exempt municipal bonds that mature in 2030. These bonds have credit wrap insurance and a credit rating of Aa3 by Moody’s.
As of March 31, 2011, the Company has valued these investments at fair value, which approximates cost. The Company used observable inputs to determine fair value, including consideration of broker quotes, the overall quality of the underlying municipality, the credit quality of the insurance company, as well as successful subsequent auctions. Accordingly, the Company has considered this fair value to be a Level 2 valuation under ASC 820-10, “Fair Value Measurements and Disclosures.” If the credit quality of these investments deteriorates, or adverse developments occur in the bond insurance market, the Company may be required to record an impairment charge on these investments in the future.

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
At March 31, 2011, the Company had an aggregate $45.0 million notional amount of interest rate swap contracts, which have been designated as cash flow hedges, to pay fixed rates of interest and receive a floating interest rate based on LIBOR. The fixed interest rates specified in the interest rate swap contracts become effective on or about January 1, 2012. The Company’s interest rate swaps qualify for cash flow hedge accounting treatment. Unrealized gains or losses are recorded in accumulated other comprehensive loss. Realized gains and losses will be recognized in interest expense, if they occur. Amounts to be received or paid under the contracts will be recognized as interest expense over the life of the contracts. The Company did not have any interest rate swap contracts in place as of March 31, 2010. There was no ineffectiveness for these swaps during the quarter ended March 31, 2011.
The fair value of cash flow swaps is calculated as the present value of expected future cash flows, determined on the basis of forward interest rates and present value factors. As such, the carrying amounts for these swaps are designated to be level 2 fair values and totaled $0.2 million as of March 31, 2011. The carrying value of these swaps is included in Other Long-Term Liabilities on the accompanying Consolidated Balance Sheet as of March 31, 2011.
As of March 31, 2011, the Company was party to derivative financial instruments as described in the following table (in thousands):

		Fixed
	Notional	Interest
Agreement	Amount	Rate	Expiration Date	Fair Value
Interest Rate Swap	$2,196	5.075%	July 1, 2015	$3
Interest Rate Swap	4,536	5.075%	July 1, 2015	6
Interest Rate Swap	7,847	5.39%	December 31, 2014	(43)
Interest Rate Swap	1,517	5.39%	December 31, 2014	(8)
Interest Rate Swap	2,700	5.39%	December 31, 2014	(15)
Interest Rate Swap	6,109	5.39%	December 31, 2014	(33)
Interest Rate Swap	5,616	5.38%	June 29, 2015	(55)
Interest Rate Swap	864	5.29%	June 30, 2015	(5)
Interest Rate Swap	1,656	5.29%	June 30, 2015	(10)
Interest Rate Swap	8,352	5.29%	June 30, 2015	(50)
Interest Rate Swap	720	5.29%	June 30, 2015	(4)
Interest Rate Swap	2,894	5.29%	June 30, 2015	(18)
Fair values of derivative instruments are on the accompanying Consolidated Balance Sheet as of March 31, 2011 (in thousands):

Derivatives Designated as	Asset Derivatives		Liability Derivatives
Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest Rate Swaps	—	—	Other Long-Term Liabilities	$232

7 — Segment Information
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
The Construction Equipment segment is no longer reported as a separate business segment because the Company sold the assets of its John Deere construction equipment business. See Note 11 for further discussion of the sale of the construction equipment business. The assets of the construction equipment business of $26.9 million have been included in the All Other segment assets in the table below for the period ended March 31, 2010.
The Company evaluates performance based on income before income taxes not including extraordinary items.
The Company accounted for intersegment sales and transfers as if the sales or transfers were to third parties, that is, at current market prices. There were no material intersegment sales during the quarters ended March 31, 2011 and 2010.
The following table contains summarized information about reportable segment revenue, segment income or loss from continuing operations and segment assets for the periods ended March 31, 2011 and 2010 (in thousands):

	Truck
	Segment	All Other	Totals

As of and for the three months ended March 31, 2011

Revenues from external customers	$442,140	$3,964	$446,104
Segment income (loss) from continuing operations before taxes	12,085	(465)	11,620
Segment assets	1,189,412	25,801	1,215,213

As of and for the three months ended March 31, 2010

Revenues from external customers	$295,758	$3,530	$299,288
Segment income (loss) from continuing operations before taxes	3,490	(419)	3,071
Segment assets	955,181	52,129	1,007,310
Revenues from segments below the quantitative thresholds are attributable to three operating segments of the Company and are included in the All Other column. Those segments include a retail tire company, an insurance agency and a guest ranch operation. None of those segments has ever met any of the quantitative thresholds for determining reportable segments.
8 — Income Taxes
The Company included accruals for unrecognized income tax benefits totaling $1.5 million as a component of accrued liabilities as of March 31, 2011, and December 31, 2010. The unrecognized tax benefits of $1.5 million at March 31, 2011, if recognized, would impact the Company’s effective tax rate. An unfavorable settlement would require a charge to income tax expense and a favorable resolution would be recognized as a reduction to income tax expense. As of March 31, 2011, the Company accrued interest of $130,000 related to unrecognized tax benefits in the current provision for income taxes. No amounts were accrued for penalties.
The Company does not anticipate a significant change in the amount of unrecognized tax benefits in the next 12 months. As of March 31, 2011, the tax years ended December 31, 2008 through 2010 remained subject to audit by federal tax authorities and the tax years ended December 31, 2006 through 2010, remained subject to audit by state tax authorities.

9 — Acquisitions
The following acquisitions were considered business combinations accounted for under ASC 805 “Business Combinations.” Pro forma information is not included in accordance with ASC 805 since no acquisitions were considered material individually or in the aggregate.
On March 14, 2011, the Company acquired certain assets of Asbury Automotive Atlanta L.L.C., a subsidiary of Asbury Automotive Group, Inc., which operates commercial truck and bus dealerships in the metro Atlanta area under the “Nalley Motor Trucks” name. The acquisition includes the International, Hino, Isuzu, UD, IC Bus and Workhorse franchises in metro Atlanta, dealership locations in Atlanta and Doraville and a collision center in Atlanta.
These locations are operating as Rush Truck Centers and offer commercial vehicles manufactured by International, Hino, Isuzu, UD, IC Bus and Workhorse Custom Chassis in addition to parts, service, body shop, financing and insurance capabilities. The transaction was valued at approximately $55.3 million, with the purchase price paid in cash. The operations of Nalley Motor Trucks are included in the accompanying consolidated financial statements from the date of the acquisition. The preliminary purchase price was allocated based on the fair values of the assets at the date of acquisition as follows (in thousands):

Inventory	$21,004
Property and equipment	11,841
Prepaid expenses	41
Accrued expenses	(453)
Goodwill	22,854

Total	$55,287

As the value of certain assets and liabilities are preliminary in nature, they are subject to adjustment as additional information is obtained about the facts and circumstances that existed at the acquisition date. When the valuation is final, any changes to the preliminary valuation of acquired assets and liabilities could result in adjustments to identified intangibles and goodwill. All of the goodwill acquired in the Nalley Motor Trucks acquisition will be amortized over 15 years for tax purposes.
On February 21, 2011, the Company acquired certain assets of Heintzelman’s Truck Center, which consisted of a Ford commercial vehicle dealership in Orlando, Florida. The Company is operating the facility as a full-service Rush Truck Center offering Ford trucks, parts, service, leasing, financing and insurance. The transaction was valued at approximately $4.7 million, with the purchase price paid in cash. The operations of Heintzelman’s Truck Center are included in the accompanying consolidated financial statements from the date of the acquisition. The preliminary purchase price was allocated based on the fair values of the assets at the date of acquisition as follows (in thousands):

Inventory	$3,125
Accounts receivable	264
Property and equipment	221
Prepaid expenses	6
Accrued expenses	(2)
Goodwill	1,050

Total	$4,664

As the value of certain assets and liabilities are preliminary in nature, they are subject to adjustment as additional information is obtained about the facts and circumstances that existed at the acquisition date. When the valuation is final, any changes to the preliminary valuation of acquired assets and liabilities could result in adjustments to identified intangibles and goodwill. All of the goodwill acquired in the Heintzelman’s Truck Center acquisition will be amortized over 15 years for tax purposes.
On May 24, 2010, the Company acquired certain assets of Lake City Companies, LLC and certain of its subsidiaries and affiliates (collectively, “Lake City International”). The transaction, including the real estate, was valued at approximately $70.0 million. The preliminary purchase price was allocated based on the fair values of the assets at the date of acquisition. The value of certain assets and liabilities are preliminary in nature and are subject to adjustment as additional information is obtained about the facts and circumstances that existed at the acquisition date. A change to the preliminary valuation of acquired assets and liabilities could result in an adjustment to identified intangibles and goodwill in the second quarter of 2011.

10 — Comprehensive Income
The following table provides a reconciliation of net income to comprehensive income (in thousands):

	For the Three Months
	Ended March 31,
	2011	2010
Net income	$7,267	$2,237
Other comprehensive income:
Change in fair value of cash flow swaps, net of tax	78	—

Comprehensive income	$7,345	$2,237

11 — Discontinued Operations
On September 9, 2010, the Company sold the assets of its John Deere construction equipment business, including its Rush Equipment Centers in Houston and Beaumont, Texas, to Doggett Heavy Machinery Services, LLC. The results of operations of the construction equipment business have been classified as discontinued operations in the Company’s consolidated statements of income, and excluded from business segment information.
Net sales and earnings before income taxes related to the discontinued business were as follows (in thousands):

	For The Three Months Ended
	March 31,
	2011	2010
Net Sales	$—	$9,108

Earnings before income taxes:
Results of operations from discontinued operations before income taxes		543
Income tax (expense)		(228)

Net income from discontinued operations	$—	$315

Basic earnings per common share from discontinued operations, net of tax	$—	$0.01
Diluted earnings per common share and common share equivalents from discontinued operations, net of tax	$—	$0.01

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Certain statements contained in this Form 10-Q (or otherwise made by the Company or on the Company’s behalf from time to time in other reports, filings with the Securities and Exchange Commission, news releases, conferences, website postings or otherwise) that are not statements of historical fact constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended(the “Exchange Act”), notwithstanding that such statements are not specifically identified. Forward-looking statements include statements about the Company’s financial position, business strategy and plans and objectives of management of the Company for future operations. These forward-looking statements reflect the best judgments of the Company about the future events and trends based on the beliefs of the Company’s management as well as assumptions made by and information currently available to the Company’s management. Use of the words “may,” “should,” “continue,” “plan,” “potential,” “anticipate,” “believe,” “estimate,” “expect” and “intend” and words or phrases of similar import, as they relate to the Company or its subsidiaries or Company management, are intended to identify forward-looking statements but are not the exclusive means of identifying such statements. Forward-looking statements reflect the current view of the Company with respect to future events and are subject to risks and uncertainties that could cause actual results to differ materially from those in such statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, those set forth under Item 1A—Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 as well as future growth rates and margins for certain of our products and services, future supply and demand for our products and services, competitive factors, general economic conditions, cyclicality, market conditions in the new and used commercial vehicle markets, customer relations, relationships with vendors, the interest rate environment, governmental regulation and supervision, seasonality, distribution networks, product introductions and acceptance, technological change, changes in industry practices, one-time events and other factors described herein and in the Company’s quarterly and other reports filed with the Securities and Exchange Commission (collectively, “Cautionary Statements”). Although the Company believes that its expectations are reasonable, it can give no assurance that such expectations will prove to be correct. Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described in any forward-looking statements. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the applicable Cautionary Statements. All forward-looking statements speak only as the date on which they are made and the Company undertakes no duty to update or revise any forward-looking statements.
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
The Construction Equipment Segment will no longer be reported as a separate business segment because the Company sold its John Deere construction equipment business in September 2010. Operating results of the Construction Equipment Segment have been classified as discontinued operations in the financial statements and related discussion and analysis below.
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
The Company does not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions it used to test for impairment losses on goodwill. However, if actual results are not consistent with our estimates or assumptions, or certain events occur that might adversely affect the reported value of goodwill in the future, the Company may be exposed to an impairment charge that could be material. Such events may include, but are not limited to, the discontinuance of operations by certain manufacturers the Company represents, strategic decisions made in response to economic and competitive conditions or the impact of the current economic environment.
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
The Company may be charged back for unearned financing or insurance contract fees in the event of early termination of the contracts by customers. In the case of finance contracts, a customer may prepay, or fail to pay, thereby terminating the underlying contract. Revenues from these fees are recorded at the time of the sale of a unit and a reserve for future amounts which might be charged back is established based on historical chargeback results and the termination provisions of the applicable contracts, including the impact of refinance and default rates on retail finance contracts and cancellation rates on other insurance products. The Company’s finance and insurance revenue recognition accounting methodology contains uncertainties because it requires management to make assumptions and to apply judgment to estimate future charge-backs. The Company’s estimate of future charge-backs is based primarily on historical experience. The actual amount of historical charge-backs has not been materially different than the Company’s estimates.
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

Results of Operations
The following discussion and analysis includes the Company’s historical results of operations for the three months ended March 31, 2011 and 2010.
The following table sets forth certain financial data as a percentage of total revenues:

	Three Months Ended
	March 31,
	2011	2010

New and used commercial vehicle sales	62.2%	60.3%
Parts and service sales	32.6	34.0
Lease and rental	4.3	4.7
Finance and insurance	0.4	0.5
Other	0.5	0.5

Total revenues	100.0	100.0
Cost of products sold	81.5	80.6

Gross profit	18.5	19.4
Selling, general and administrative	14.6	16.8
Depreciation and amortization	0.9	1.2
Gain on sale of assets	0.0	0.0

Operating income	3.0	1.4
Interest expense, net	0.3	0.4

Income from continuing operations before income taxes	2.7	1.0
Provision for income taxes	1.0	0.4

Income from continuing operations	1.7	0.6
Income from discontinued operations	0.0	0.1

Net income	1.7%	0.7%

The following table sets forth the unit sales and revenue for new heavy-duty, new medium-duty and used commercial vehicles and the absorption rate (revenue in millions):

			%
			Change
	Three Months Ended		2011
	March 31,		vs
	2011	2010	2010
Vehicle unit sales:
New heavy-duty vehicles	1,345	969	38.8%
New medium-duty vehicles	923	611	51.1%

Total new vehicle unit sales	2,268	1,580	43.5%

Used vehicles	1,107	686	61.4%

Vehicle revenue:
New heavy-duty vehicles	$173.1	$118.1	46.6%
New medium-duty vehicles	57.0	37.4	52.4%

Total new vehicle revenue	$230.1	$155.5	48.0%

Used vehicle revenue	$46.4	$24.7	87.9%

Other vehicle revenue:(1)	$1.0	$0.4	150.0%

Absorption rate:	109.0%	97.0%	12.4%

(1)	Includes sales of truck bodies, trailers and other new equipment.

Key Performance Indicator
Absorption Rate
Management uses several performance metrics to evaluate the performance of its commercial vehicle dealerships, and considers Rush Truck Centers’ “absorption rate” to be of critical importance. Absorption rate is calculated by dividing the gross profit from the parts, service and body shop departments by the overhead expenses of all of a dealership’s departments, except for the selling expenses of the new and used commercial vehicle departments and carrying costs of new and used commercial vehicle inventory. When 100% absorption is achieved, then gross profit from the sale of a commercial vehicle, after sales commissions and inventory carrying costs, directly impacts operating profit. In 1999, the Company’s truck dealerships’ absorption rate was approximately 80%. The Company has made a concerted effort to increase its absorption rate since 1999. The Company’s truck dealerships achieved a 109.0% absorption rate for the first quarter of 2011 and 97.0% absorption rate for the first quarter in 2010.
Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010
As general economic conditions in the U.S. continue to improve, the Company has seen increased demand for its product and service offerings. The Company believes that, barring some event that derails the current economic recovery, demand for Class 8 trucks and medium-duty trucks will continue to increase throughout 2011 and 2012. The Company has made several key acquisitions in the last year to take advantage of the strong truck markets expected in the coming years.
Deliveries of Class 8 trucks increased 38.8% in the first quarter of 2011 compared to the first quarter of 2010. The Company and industry analysts expect a strong recovery in commercial vehicle retail sales in 2011, 2012 and 2013. A.C.T. Research Co., LLC (“A.C.T. Research”), a truck industry data and forecasting service provider, currently predicts U.S. retail sales of Class 8 trucks of approximately 179,200 units in 2011, and 235,000 units in 2012, compared to 110,109 units in 2010. The Company believes that if U.S. Class 8 new truck orders continue at the pace set in recent months, 2011 U.S. Class 8 truck sales could reach the range of 180,000 to 200,000 units.
Deliveries of new medium-duty vehicles, including vehicles that are Class 3 or smaller, increased by 51.1% in the first quarter of 2011, compared to the first quarter of last year. A.C.T. Research currently predicts U.S. retail sales of Class 4, 5, 6, and 7 medium-duty commercial vehicles of approximately 134,500 units in 2011, a 14.46% increase from the number of deliveries in 2010, and 156,000 units in 2012.
The Company’s overall parts, service and body shop sales increased 42.9% in the first quarter of 2011 compared to the first quarter of 2010. Despite lost operating days caused by inclement weather conditions throughout most of the country in January and February, the Company was able to achieve a very strong 109.0% absorption rate for the quarter.
The Company completed two acquisitions in the southeast U.S. in the first quarter of 2011. In February, the Company acquired Heintzelman’s Ford in Orlando, Florida, which added a fourth Ford franchise to its dealership network. In March, the Company acquired the International, Hino, Isuzu, UD, IC Bus and Workhorse franchises from Asbury Automotive’s Nalley Motor Trucks in metro-Atlanta. This acquisition will operate as part of the Company’s Navistar Division, which now includes15 full service dealerships and two dedicated collision centers.
Revenues
Revenues increased $146.8 million, or 49.1%, in the first quarter of 2011 compared to the first quarter of 2010. Sales of new and used commercial vehicles increased $96.9 million, or 53.7%, in the first quarter of 2011 compared to the first quarter of 2010. Demand for commercial vehicles has increased as general economic conditions in the United States have improved and credit is being made available on reasonable terms to a wider range of buyers. Our parts, service and body shop revenues increased in the first quarter of 2011 compared to 2010, primarily due to increased maintenance and repair as commercial vehicle utilization continues to increase.
The Company sold 1,345 heavy-duty trucks in the first quarter of 2011, a 38.8% increase compared to 969 heavy-duty trucks in the first quarter of 2010. The Company’s acquisition of Lake City International contributed to the sale of 96 heavy-duty trucks, or 25.5% of the increase. According to A.C.T. Research, the U.S. Class 8 truck market increased 32.0% in the first quarter of 2011 compared to the first quarter of 2010. The Company’s share of the U.S. Class 8 truck sales market was approximately 4.3% in 2010. The Company expects its market share to range between 4.1% and 4.6% of U.S. Class 8 truck sales in 2011. This market share percentage would result in the sale of approximately 7,300 to 8,200 of Class 8 trucks in 2011 based on A.C.T. Research’s estimate that U.S. retail sales will increase to 179,200 units. The Company’s ability to sell this many trucks may be limited by manufacturer and component suppliers’ ability to increase production substantially over 2010 levels.

The Company sold 923 medium-duty commercial vehicles, including 103 buses and 103 vehicles that are Class 3 or smaller, in the first quarter of 2011. Excluding vehicles that are Class 3 and smaller, this represented a 34.2% increase compared to 611 medium-duty commercial vehicles, including 98 buses, in the first quarter of 2010. The Company’s acquisition of Lake City International contributed to the sale of 31 medium-duty commercial vehicles, including 17 buses, or 15.4% of the increase. A.C.T. Research estimates that unit sales of Class 4 through 7 commercial vehicles in the U.S. increased approximately 13.0% in the first quarter of 2011 compared to the first quarter of 2010. In 2010, the Company achieved a 2.5% share of the Class 4 through 7 commercial vehicle sales market in the U.S. As a result of acquisitions that occurred during 2010, the Company expects its market share to range between 2.6% and 3.0% of U.S. Class 4 through 7 commercial vehicle sales in 2011. This market share percentage would result in the sale of approximately 3,500 to 4,000 of Class 4 through 7 commercial vehicles in 2011 based on A.C.T. Research’s current U.S. retail sales estimates of 134,500 units. The Company expects to sell 450 vehicles that are Class 3 or smaller in 2011.
The Company sold 1,107 used commercial vehicles in the first quarter of 2011, a 61.4% increase compared to 686 used commercial vehicles in the first quarter of 2010. The Company’s acquisition of Lake City International contributed to the sale of 160 used commercial vehicles, or 38.0% of the increase. The Company expects to sell approximately 3,800 to 4,200 used commercial vehicles in 2011. The Company expects used truck sales to be largely dependent upon our ability to acquire quality used commercial vehicles and maintain an adequate used commercial vehicle inventory throughout 2011.
Parts and service sales increased $43.7 million, or 42.9%, in the first quarter of 2011 compared to the first quarter of 2010. The Company’s acquisition of Lake City International contributed $11.9 million of the increase. As commercial vehicle utilization remains high, the Company expects parts, service and body shop sales to continue to remain strong through 2011.
Truck lease and rental revenues increased $5.0 million, or 35.3%, in the first quarter of 2011 compared to the first quarter of 2010. The Company’s acquisition of Lake City International contributed $2.4 million of the increase. The remainder of the increase in lease and rental revenue is consistent with management’s expectations, which are based upon the increased number of units put into service in the lease and rental fleet during 2010 and increased rental fleet utilization. The Company expects lease and rental revenue to increase 10% to 13% during 2011, compared to 2010 based on the increase of units in the lease and rental fleet and the acquisition of Lake City International.
Finance and insurance revenues increased $0.5 million, or 32.5%, in the first quarter of 2011 compared to the first quarter of 2010. The increase in finance and insurance revenue is a direct result of the increase in new and used commercial vehicle sales. The Company expects finance and insurance revenue to fluctuate proportionately with the Company’s new and used commercial vehicle sales in 2011. Finance and insurance revenues have limited direct costs and, therefore, contribute a disproportionate share of the Company’s operating profits.
Other income increased $0.7 million, or 53.9% in the first quarter of 2011 compared to the first quarter of 2010. Other income consists primarily of the gain on sale realized on trucks from the lease and rental fleet, document fees related to commercial vehicle sales, mineral royalties and purchase discounts.
Gross Profit
Gross profit increased $24.3 million, or 41.9%, in the first quarter of 2011, compared to the first quarter of 2010. Gross profit as a percentage of sales decreased to 18.5% in the first quarter of 2011 from 19.6% in the first quarter of 2010. This decrease in gross profit as a percentage of sales is primarily a result of a change in our product sales mix. Commercial vehicle sales, a lower margin revenue item, increased as a percentage of total revenue to 62.2% in 2011, from 60.3% in 2010. Parts and service revenue, a higher margin revenue item, decreased as a percentage of total revenue to 32.6% in 2011, from 34.0% in 2010.
Gross margins on Class 8 truck sales decreased to 6.3% in the first quarter of 2011, from 7.2% in the first quarter of 2010. The decrease in gross margins is primarily related to the increase in sales to fleet customers compared to the first quarter of 2010. In 2011, the Company expects overall gross margins from Class 8 truck sales to return to historic levels of approximately 6.5% to 7.5%.

Gross margins on medium-duty commercial vehicle sales decreased to 4.9% in the first quarter of 2011, from 6.3% in the first quarter of 2010. Gross margins on medium-duty commercial vehicles are difficult to forecast accurately because gross margins vary significantly depending upon the mix of fleet and non-fleet purchasers and types of medium-duty commercial vehicles sold. For 2011, the Company expects overall gross margins from medium-duty commercial vehicle sales of approximately 5.5% to 6.2%, but this will largely depend upon general economic conditions and the mix of purchasers.
Gross margins on used commercial vehicle sales decreased to 10.1% in the first quarter of 2011, from 13.8% in the first quarter of 2010. The Company expects margins on used commercial vehicles will return to the historical range of approximately 8.0% to 10.0% during 2011, but this will largely depend upon general economic conditions and the availability of quality used vehicles.
Gross margins from the Company’s parts, service and body shop operations increased to 39.1% in the first quarter of 2011, from 38.5% in the first quarter of 2010. Gross profit for the parts, service and body shop departments increased to $56.8 million in the first quarter of 2011 from $39.2 million in the first quarter of 2010. The Company expects gross margins on parts, service and body shop operations to range from 38.0% to 40.0% in 2011.
Gross margins from truck lease and rental sales increased to 15.2% in the first quarter of 2011, from 12.7% in the first quarter of 2010. The increase in lease and rental revenue is primarily attributable to increased utilization of vehicles in the Company’s rental fleet and increased variable rental revenue that is based on the miles that vehicles being leased are driven. The Company expects gross margins from lease and rental sales of approximately 15.0% to 20.0% during 2011. The Company’s policy is to depreciate its lease and rental fleet using a straight line method over the customer’s contractual lease term. The lease unit is depreciated to a residual value that approximates fair value at the expiration of the lease term. This policy results in the Company realizing reasonable gross margins while the unit is in service and a corresponding gain or loss on sale when the unit is sold at the end of the lease term.
Finance and insurance revenues and other income, as described above, have limited direct costs and, therefore, contribute a disproportionate share of gross profit.
Selling, General and Administrative Expenses
Selling, General and Administrative (“SG&A”) expenses increased $15.2 million, or 30.3%, in the first quarter of 2011, compared to the first quarter of 2010. SG&A expenses as a percentage of total revenue decreased to 14.6% in the first quarter of 2011, from 16.8% in the first quarter of 2010. SG&A expenses as a percentage of total revenue have historically ranged from 10.0% to 15.0%. In general, when new and used commercial vehicle revenue decreases as a percentage of revenue, SG&A expenses as a percentage of total revenue will be at, or exceed, the higher end of this range. Historically low commercial vehicle revenue during 2009 and early 2010, caused SG&A expenses as a percentage of sales to fall outside this range. For 2011, the Company expects SG&A expenses as a percentage of total revenue to range from 13.0% to 15.0%. For 2011, the Company expects the selling portion of SG&A expenses to be approximately 25% to 30% of new and used commercial vehicle gross profit. In 2011, the Company expects the general and administrative portion of SG&A expenses to increase approximately 15.0% primarily due to an expected increase in personnel costs related to increased parts and service business, the full year effect of acquisitions made in 2010 and the first quarter of 2011, and the reinstatement of certain employee benefits.
Interest Expense, Net
Net interest expense decreased $0.1 million, or 7.4%, in the first quarter of 2011 compared to the first quarter of 2010. The Company’s floor plan agreement with GE Capital was modified at the end of 2010, which increased interest rates related to floor plan notes payable, however, net interest expense in 2011 will vary based on inventory levels and cash available for prepayment of floor plan financing.
Income from Continuing Operations before Income Taxes
As a result of the factors described above, income from continuing operations before income taxes increased $8.5 million, or 278.4%, in the first quarter of 2011 compared to the first quarter of 2010. The Company believes that income from continuing operations before income taxes will increase in 2011 compared to 2010 because of the factors described above.

Income Taxes
Income taxes increased $3.2 million, or 278.9%, in the first quarter of 2011, compared to the first quarter of 2010. The Company provided for taxes at a 38.0% effective rate in the first quarter of 2011 compared to an effective rate of 42.0% in the first quarter of 2010. In the first quarter of 2010, the Company received $0.1 million in tax credits for sales of alternative fuel vehicles to tax-exempt entities. The Company expects its effective tax rate to be approximately 36.0% to 39.0% of pretax income in 2011.
Income from Discontinued Operations, Net
Income from discontinued operations, net of income taxes decreased $0.3 million in the first quarter of 2011 compared to the first quarter of 2010. Income from discontinued operations includes operating results for the Company’s construction equipment business, which was sold in September 2010.
Liquidity and Capital Resources
The Company’s short-term cash requirements are primarily for working capital, inventory financing, the improvement and expansion of existing facilities, the development and implementation of SAP enterprise software and dealership management system, and the construction or purchase of new facilities. Historically, these cash requirements have been met through the retention of profits, borrowings under our floor plan arrangements and bank financings. The Company does not expect the absence of cash flows from discontinued operations to materially affect future liquidity and capital resources. As of March 31, 2011, the Company had working capital of approximately $107.8 million, including $101.3 million in cash available to fund our operations. The Company believes that these funds are sufficient to meet any operating requirements for at least the next twelve months.
Available cash is generally invested in variable interest rate instruments in accordance with the Company’s investment policy which is to invest excess funds in a manner that will provide maximum preservation and safety of principal. The portfolio is maintained to meet anticipated liquidity needs of the Company in order to ensure the availability of cash to meet the Company’s obligations and to minimize potential liquidation losses. As of March 31, 2011, the majority of excess cash is maintained in a depository account or invested in a money market fund that invests exclusively in U.S. Treasury bills, notes and other obligations issued or guaranteed by the U.S. Treasury, and repurchase agreements collateralized by such obligations.
The Company has a secured line of credit that provides for a maximum borrowing of $8.0 million. There were no advances outstanding under this secured line of credit at March 31, 2011, however, $7.1 million was pledged to secure various letters of credit related to self-insurance products, leaving $0.9 million available for future borrowings as of March 31, 2011.
The Company’s long-term real estate debt agreements and floor plan credit agreement require the Company to satisfy various financial ratios such as the debt to worth ratio, leverage ratio and the fixed charge coverage ratio and certain requirements for tangible net worth and GAAP net worth. At March 31, 2011, the Company was in compliance with all debt covenants related to debt secured by real estate and its floor plan credit agreement. The Company does not anticipate any breach of the covenants in the foreseeable future.
Titan Technology Partners is currently implementing SAP enterprise software and a new SAP dealership management system for the Company. The total cost of the SAP software and implementation is estimated to be approximately $39.8 million. As of March 31, 2011, the Company had cumulative expenditures of $38.3 million related to the SAP project. The Company expects to spend approximately $1.5 million to $1.8 million related to the SAP project during the remainder of 2011.
The Company expects to purchase or lease trucks worth approximately $55.0 million for its leasing operations in 2011, depending on customer demand, all of which will be financed. The Company also expects to make capital expenditures for recurring items such as computers, shop tools and equipment and vehicles of approximately $15.0 million during 2011.
The Company currently anticipates funding its capital expenditures relating to the implementation of the SAP enterprise software and SAP dealership management system, improvement and expansion of existing facilities and recurring expenses, as well as a portion of the construction or purchase of new facilities through its operating cash flow. The Company expects to finance 70% to 80% of the appraised value of any newly constructed or purchased facilities, which will increase the Company’s cash and cash equivalents by that amount.

The Company has no other material commitments for capital expenditures as of March 31, 2011, except that the Company will continue to purchase vehicles for its lease and rental division and authorize capital expenditures for improvement and expansion of its existing dealership facilities and construction of new facilities based on market opportunities.
Cash Flows
Cash and cash equivalents decreased by $67.7 million during the three months ended March 31, 2011 and decreased by $3.3 million during the three months ended March 31, 2010. The major components of these changes are discussed below.
Cash Flows from Operating Activities
Cash flows from operating activities include net income adjusted for non-cash items and the effects of changes in working capital. During the first quarter of 2011, operating activities resulted in net cash used in operations of $17.3 million. Cash used in operating activities was primarily impacted by the increase in inventories and accounts receivable which was offset by the decrease in accrued expenses. During the first quarter of 2010, operating activities resulted in cash used by operations of $11.7 million.
Cash flows from operating activities as adjusted for all draws on floor plan notes, except for floor plan related to inventory acquired in business acquisitions, (“Adjusted Cash Flows from Operating Activities”) was $15.5 million for the three months ended March 31, 2011, and $13.7 million for the three months ended March 31, 2010. Generally, all vehicle dealers finance the purchase of vehicles with floor plan borrowings. Our agreements with our floor plan provider require us to repay amounts borrowed for the purchase of such vehicles immediately after they are sold. As a result, changes in floor plan notes payable are directly linked to changes in vehicle inventory. However, as reflected in our consolidated statements of cash flows, changes in inventory are recorded as cash flows from operating activities if such inventory is procured in the normal course of business, or as cash flows from investing activities if such inventory is procured as part of a business acquisition, while all draws on floor plan notes are recorded as cash flows from financing activities.
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
Adjusted Cash Flows from Operating Activities is a non-GAAP financial measure and should be considered in addition to, and not as a substitute for, cash flows from operating activities as reported in our consolidated statements of cash flows in accordance with U.S. GAAP. Additionally, this measure may vary among other companies; thus, Adjusted Cash Flows from Operating Activities as presented herein may not be comparable to similarly titled non-GAAP financial measures of other companies. Set forth below is a reconciliation of cash flow from operating activities as reported in our consolidated statement of cash flows, as if all changes in floor plan notes payable, except floor plan changes related to acquisitions, were classified as an operating activity (in thousands).

	Three Months Ended
	March 31,
	2011	2010
Net cash (used in) provided by operating activities (GAAP)	$(17,331)	$(11,681)
Draws on floor plan notes payable	46,083	25,408
Less: draws on floor plan notes payable related to inventory acquired in business acquisitions	(13,250)	—

Adjusted Cash Flows from Operating Activities (Non-GAAP)	$15,502	$13,727

Cash Flows from Investing Activities
Cash flows used in investing activities consist primarily of cash used for capital expenditures and business acquisitions. During the first quarter of 2011, cash used in investing activities was $85.8 million. Capital expenditures consisted of purchases of property and equipment and improvements to our existing dealership facilities of $34.3 million. Property and equipment purchases during the first quarter of 2011 consisted of $13.9 million for additional units for rental and leasing operations, which was directly offset by borrowings of long-term debt. The Company expects to purchase or lease trucks worth approximately $55.0 million for its leasing operations in 2011, depending on customer demand, all of which will be financed. Cash used in business acquisitions was $60.0 million during the first quarter of 2011 (See Note 9 — Acquisitions of Notes to Consolidated Financial Statements). During 2011, the Company expects to make capital expenditures for recurring items such as computers, shop equipment and vehicles of approximately $15.0 million, in addition to $1.5 million to $1.8 million for the SAP project described above.
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
Cash Flows from Financing Activities
Cash flows from financing activities include borrowings and repayments of long-term debt and net proceeds of floor plan notes payable. Cash provided by financing activities was $35.5 million during the first quarter of 2011. The Company had borrowings of long-term debt of $11.7 million and repayments of long-term debt of $18.8 million during the first quarter of 2011. The Company had net draws on floor plan notes payable of $46.1 million during the first quarter of 2011. The borrowings of long-term debt were primarily related to units for the rental and leasing operations.
Cash provided by financing activities was $18.3 million during the first quarter of 2010. The Company had borrowings of long-term debt of $3.1 million and repayments of long-term debt of $8.2 million during the first quarter of 2010. The Company had net draws on floor plan notes payable of $25.4 million during the first quarter of 2010. The borrowings of long-term debt were primarily related to units for the rental and leasing operations.
Substantially all of the Company’s commercial vehicle purchases are made on terms requiring payment within 15 days or less from the date the commercial vehicles are invoiced from the factory. We financed substantially all of the purchases of commercial vehicle inventory under our $450.0 million credit agreement with GE Capital. All principal amounts outstanding bear interest at a rate per annum equal to the sum of the LIBOR rate plus 2.95%, which is payable monthly. The credit agreement allows for prepayment of the inventory loans, up to 65% of the aggregate inventory loans outstanding, with monthly adjustments to the interest due. The Company makes monthly interest payments to GE Capital on the amount financed, but is not required to commence loan principal repayments on any vehicle until such vehicle has been financed for 12 months or is sold. On March 31, 2011, the Company had approximately $274.4 million outstanding under its credit agreement with GE Capital.
Navistar Financial Corporation offers a floor plan program that provides an interest free financing period, which varies depending on the commercial vehicle purchased. If the commercial vehicle financed by Navistar is not sold within the interest free finance period, the Company transfers the financed commercial vehicle to the GE Capital credit agreement. On March 31, 2011, the Company had approximately $9.6 million outstanding under the floor plan program with Navistar Financial Corporation.
Backlog
On March 31, 2011, the Company’s backlog of commercial vehicle orders was approximately $576.2 million compared to a backlog of commercial vehicle orders of approximately $83.5 million on March 31, 2010. The Company includes only confirmed orders in its backlog. The delivery time for a custom-ordered commercial vehicle varies depending on the truck specifications and demand for the particular model ordered, however, the Company expects to fill all of its backlog orders during 2011. The Company sells the majority of its new commercial vehicles by customer special order, with the remainder sold out of inventory. Orders from a number of the Company’s major fleet customers are included in the Company’s backlog as of March 31, 2011.
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
Off-Balance Sheet Arrangements
Other than operating leases, the Company does not have any obligation under any transaction, agreement or other contractual arrangement to which an entity unconsolidated with the Company is a party that has or is reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.
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

In 2010, the EPA and the U.S. Department of Transportation (DOT) announced the first national standards to reduce greenhouse gas (GHG) emissions and improve fuel efficiency of heavy-duty trucks and buses. This comprehensive national program is projected to reduce GHG emissions by about 250 million metric tons and save 500 million barrels of oil over the lives of the vehicles produced within the program’s first five years.
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
The Company is exposed to some market risk through interest rates related to our floor plan financing agreements, variable rate real estate debt and discount rates related to finance sales. The majority of floor plan debt and variable rate real estate debt is based on LIBOR. As of March 31, 2011, the Company had floor plan borrowings and variable interest rate real estate debt of approximately $365.2 million. Assuming an increase or decrease in LIBOR of 100 basis points, annual interest expense could correspondingly increase or decrease by approximately $3.7 million. The Company provides all customer financing opportunities to various finance providers. The Company receives all finance charges in excess of a negotiated discount rate from the finance providers in the month following the date of the financing. The negotiated discount rate is variable, thus subject to interest rate fluctuations. This interest rate risk is mitigated by the Company’s ability to pass discount rate increases to customers through higher financing rates.
The Company is exposed to some market risk through interest rate swaps on some of the Company’s variable interest rate real estate debt. As of March 31, 2011, the Company has interest rate swaps with a total notional amount of $45.0 million. The swaps were designed to provide a hedge against changes in interest rates on some of the Company’s variable interest rate real estate debt. The swaps are collateralized by the underlying real estate. These interest rate swaps qualify for cash flow hedge accounting treatment and are considered effective. For additional information about the effect of the Company’s derivative instruments on the accompanying consolidated financial statements, see Note 6 — Financial Instruments and Fair Value of the Notes to Consolidated Financial Statements.
The Company is also exposed to some market risk through interest rates related to the investment of our current cash and cash equivalents which totaled $101.3 million on March 31, 2011. These funds are generally invested in variable interest rate instruments in accordance with the Company’s investment policy. As such instruments mature and the funds are reinvested, we are exposed to changes in market interest rates. This risk is mitigated by management’s ongoing evaluation of the best investment rates available for current and noncurrent high quality investments. If market interest rates were to increase or decrease immediately and uniformly by 100 basis points, the Company’s annual interest income could correspondingly increase or decrease by approximately $1.0 million.
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
As of March 31, 2011, the Company holds $7.6 million of auction rate securities with underlying tax-exempt municipal bonds that mature in 2030. Given the current market conditions in the auction rate securities market, if the Company determines that the fair value of these securities has temporarily decreased by 10%, the Company’s equity could correspondingly decrease by approximately $0.8 million. If it is determined that the fair value of these securities is other-than-temporarily impaired by 10%, the Company could record a loss on its Consolidated Statements of Operations of approximately $0.8 million. For further discussion of the risks related to our auction rate securities, see Note 6 — Financial Instruments and Fair Value of the Notes to Consolidated Financial Statements.

ITEM 4.	Controls and Procedures.
The Company, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2011 to ensure that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) is accumulated and communicated to Company management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in the Company’s internal control over financial reporting that occurred during the three months ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
While we attempt to identify, manage and mitigate risks and uncertainties associated with our business to the extent practical under the circumstances, some level of risk and uncertainty will always be present. Item 1A, Part I of our 2010 Annual Report on Form 10-K (the “2010 Annual Report”) describes some of the risks and uncertainties associated with our business that have the potential to materially affect our business, financial condition or results of operations.
There has been no material change in our risk factors disclosed in our 2010 Annual Report.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
The Company did not make any unregistered sales of equity securities during the first quarter of 2011.
The Company did not repurchase any shares of its Class A Common Stock or Class B Common Stock during the first quarter of 2011.

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

10.1	+
Rush Enterprises, Inc. Amended and Restated 2006 Non-Employee Director Stock Plan (incorporated herein by reference to Exhibit 10.1 of the Company’s Annual Report on Form 10-K (File No. 000-20797) for the year ended December 31, 2010)

10.2	+
Form of Rush Enterprises, Inc. 2007 Long-Term Incentive Plan Restricted Stock Unit Agreement (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 000-20797) filed on March 11, 2011)

31.1	*	Certification of CEO pursuant to Rules 13a-14(a) and 15d-14(a) adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of CFO pursuant to Rules 13a-14(a) and 15d-14(a) adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	**	Certification of CEO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	**	Certification of CFO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Management contract or compensatory plan or arrangement

*	Filed herewith

**	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RUSH ENTERPRISES, INC.
Date: May 10, 2011	By:	/S/ W.M. “RUSTY” RUSH
W.M. “Rusty” Rush
President and Chief Executive Officer (Principal Executive Officer)

Date: May 10, 2011	By:	/S/ STEVEN L. KELLER
Steven L. Keller
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