Form 10-Q
period 2011-06-30
RUSH ENTERPRISES INC \TX\
filed 2011-08-09
CIK 1012019

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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
Yes ☑      No ☐
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
Yes ☐       No ☑
Indicated below is the number of shares outstanding of each of the issuer’s classes of common stock, as of August 5, 2011.

Number of
Shares
Title of Class	Outstanding
Class A Common Stock, $.01 Par Value Class B Common Stock, $.01 Par Value	27,214,202 10,726,072

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.
RUSH ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2011 AND DECEMBER 31, 2010
(In Thousands, Except Shares)

	June 30,	December 31,
	2011	2010
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$146,285	$168,976
Accounts receivable, net	70,743	43,513
Inventories, net	451,887	321,933
Prepaid expenses and other	7,350	14,104
Deferred income taxes, net	11,025	10,281

Total current assets	687,290	558,807

Investments	6,628	7,575

Property and equipment, net	475,385	445,919

Goodwill, net	176,329	150,388

Other assets, net	4,668	5,244

Total assets	$1,350,300	$1,167,933

Liabilities and shareholders’ equity
Current liabilities:
Floor plan notes payable	$352,551	$237,810
Current maturities of long-term debt	57,933	62,279
Current maturities of capital lease obligations	8,935	7,971
Trade accounts payable	48,918	37,933
Accrued expenses	78,042	69,036

Total current liabilities	546,379	415,029

Long-term debt, net of current maturities	206,887	189,850
Capital lease obligations, net of current maturities	32,608	34,231
Other long-term liabilities	1,153	364
Deferred income taxes, net	72,452	63,540

Shareholders’ equity:
Preferred stock, par value $.01 per share; 1,000,000 shares authorized; 0 shares outstanding in 2011 and 2010	—	—
Common stock, par value $.01 per share; 60,000,000 class A shares and 20,000,000 class B shares authorized; 27,155,861 class A shares and 10,725,472 class B shares outstanding in 2011; and 26,798,707 class A shares and 10,700,044 class B shares outstanding in 2010	395	391
Additional paid-in capital	202,940	195,747
Treasury stock, at cost: 1,639,843 class B shares	(17,948)	(17,948)
Retained earnings	306,736	286,951
Accumulated other comprehensive loss, net of tax	(1,302)	(222)

Total shareholders’ equity	490,821	464,919

Total liabilities and shareholders’ equity	$1,350,300	$1,167,933

The accompanying notes are an integral part of these consolidated financial statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Revenues:
New and used truck sales	$466,585	$191,309	$744,115	$371,913
Parts and service	170,387	118,529	315,947	220,357
Lease and rental	20,563	16,255	39,548	30,287
Finance and insurance	2,744	2,047	4,712	3,532
Other	1,703	1,699	3,764	3,038

Total revenue	661,982	329,839	1,108,086	629,127

Cost of products sold:
New and used truck sales	436,163	174,817	695,068	341,163
Parts and service	103,453	72,222	192,165	134,851
Lease and rental	16,856	13,621	32,953	25,871

Total cost of products sold	556,472	260,660	920,186	501,885

Gross profit	105,510	69,179	187,900	127,242
Selling, general and administrative	79,655	55,148	145,001	105,285
Depreciation and amortization	4,541	3,676	8,721	7,223
Gain (loss) on sale of assets	475	7	432	(4)

Operating income	21,789	10,362	34,610	14,730
Interest expense, net	1,599	1,397	2,800	2,694

Income from continuing operations before taxes	20,190	8,965	31,810	12,036
Provision for income taxes	7,672	3,549	12,025	4,698

Income from continuing operations	12,518	5,416	19,785	7,338
Income from discontinued operations, net of tax	—	272	—	587

Net income	$12,518	$5,688	$19,785	$7,925

Earnings per common share — Basic:
Income from continuing operations	$.33	$.15	$.52	$.20
Net income	$.33	$.15	$.52	$.21

Earnings per common share — Diluted:
Income from continuing operations	$.32	$.14	$.51	$.19
Net income	$.32	$.15	$.51	$.21

Weighted average shares outstanding:
Basic	37,831	37,292	37,727	37,232
Diluted	39,015	38,189	38,929	38,014
The accompanying notes are an integral part of these consolidated financial statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2011	2010
Cash flows from operating activities:
Net income	$19,785	$7,925
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	26,108	21,312
Gain on sale of property and equipment	(419)	(36)
Stock-based compensation expense related to stock options and employee stock purchases	3,874	2,902
Provision for deferred income tax expense	8,824	570
Excess tax benefits from stock-based compensation	(1,145)	(209)
Change in accounts receivable, net	(26,966)	(11,354)
Change in inventories	(93,554)	(43,902)
Change in prepaid expenses and other, net	6,801	743
Change in trade accounts payable	10,985	16,084
Change in accrued expenses	9,696	11,451

Net cash (used in) provided by operating activities	(36,011)	5,486

Cash flows from investing activities:
Acquisition of property and equipment	(60,805)	(28,558)
Proceeds from the sale of property and equipment	10,474	123
Business acquisitions	(60,038)	(32,450)
Change in other assets	537	(1,996)

Net cash used in investing activities	(109,832)	(62,881)

Cash flows from financing activities:
Draws on floor plan notes payable, net	114,741	44,504
Proceeds from long-term debt	45,943	26,854
Principal payments on long-term debt	(33,252)	(24,806)
Principal payments on capital lease obligations	(7,562)	(3,518)
Debt issuance costs	(41)	(73)
Excess tax benefits from stock-based compensation	1,145	209
Proceeds from issuance of shares relating to employee stock options and employee stock purchases	2,178	909

Net cash provided by financing activities	123,152	44,079

Net decrease in cash and cash equivalents	(22,691)	(13,316)

Cash and cash equivalents, beginning of period	168,976	149,095

Cash and cash equivalents, end of period	$146,285	$135,779

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$6,713	$6,528

Income taxes, net of refunds	$(3,396)	$(3,147)

Noncash investing activities:
Assets acquired under capital leases	$6,903	$4,432

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
2 — Goodwill and Other Intangible Assets
Goodwill is the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations accounted for under the purchase method. The Company does not amortize goodwill, but tests goodwill for impairment annually in the fourth quarter, or when indications of potential impairment exist. These indicators would include a significant change in operating performance, or a planned sale or disposition of a significant portion of the business, among other factors. The Company tests for goodwill impairment utilizing a fair value approach at the reporting unit level. A reporting unit is an operating segment, for which discrete financial information is prepared and regularly reviewed by segment management. The Company has deemed that its reporting unit is its operating segment, the Truck segment, which is the level at which segment management regularly reviews operating results and makes resource allocation decisions. The Construction Equipment segment is no longer reported as a separate business segment because the Company sold its John Deere construction equipment business in the third quarter of 2010. See Note 11 for further discussion of the sale of the construction equipment business.
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

The following table sets forth the change in the carrying amount of goodwill for the Company for the period ended June 30, 2011:

Balance December 31, 2010	$150,388
Acquisition of Asbury Automotive Atlanta, L.L.C.(See Note 9)	24,824
Acquisition of Heintzelman’s Truck Center (See Note 9)	1,050
Other	67

Balance June 30, 2011	$176,329

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
In 2006, the Company signed an agreement with Titan Technology Partners to implement SAP enterprise software and a new SAP dealership management system. The cost of the SAP software and implementation is estimated at approximately $41.0 million, of which $40.0 million was expended at June 30, 2011.
4 — Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share from continuing operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Numerator:
Numerator for basic and diluted earnings per share — Income from continuing operations available to common shareholders	$12,518,000	$5,416,000	$19,785,000	$7,338,000

Denominator:
Denominator for basic earnings per share — weighted average shares outstanding	37,831,211	37,291,659	37,726,829	37,231,524
Effect of dilutive securities:
Employee and director stock options and restricted share awards	1,183,785	897,669	1,202,492	782,900

Denominator for diluted earnings per share — adjusted weighted average shares outstanding and assumed conversions	39,014,996	38,189,328	38,929,321	38,014,424

Basic earnings from continuing operations per common share	$.33	$.15	$.52	$.20

Diluted earnings from continuing operations per common share and common share equivalents	$.32	$.14	$.51	$.19

Options to purchase shares of common stock that were outstanding for the three months and six months ended June 30, 2011 and 2010 that were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2011
Options	498,600	990,330	498,600	990,330

Total anti-dilutive securities	498,600	990,330	498,600	990,330

5 — Stock Options and Restricted Stock Awards
Valuation and Expense Information
The Company accounts for stock-based compensation in accordance with Accounting Standards Codification (“ASC”) 718-10, “Compensation — Stock Compensation,” which requires the measurement and recognition of compensation expense for all share-based payment awards made to the Company’s employees and directors including employee stock options, restricted share awards and employee stock purchases related to the Employee Stock Purchase Plan based on estimated fair values. Stock-based compensation expense, calculated using the Black-Scholes option-pricing model and included in selling, general and administrative expense, was $1.3 million for the three months ended June 30, 2011, and $1.1 million for the three months ended June 30, 2010. Stock-based compensation expense, included in selling, general and administrative expense, for the six months ended June 30, 2011, was $3.9 million and for the six months ended June 30, 2010, was $2.9 million. As of June 30, 2011, there was $9.0 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements to be recognized over a weighted-average period of 3.5 years.
6 — Financial Instruments and Fair Value
Certain methods and assumptions were used by the Company in estimating the fair value of financial instruments at June 30, 2011. The carrying value of current assets and current liabilities approximates the fair value due to the short maturity of these items.
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
As of June 30, 2011, the Company held auction rate securities with underlying tax-exempt municipal bonds that mature in 2030 that have a fair value of $6.6 million and a cost basis of $7.6 million. These bonds have credit wrap insurance and a credit rating of Aa3 by Moody’s.
As of June 30, 2011, the Company has valued these investments at fair value. The Company used observable inputs to determine fair value, including consideration of broker quotes, the overall quality of the underlying municipality, the credit quality of the insurance company, observable transactions, as well as successful subsequent auctions. Accordingly, the Company has considered this fair value to be a Level 2 valuation under ASC 820-10, “Fair Value Measurements and Disclosures.” The Company recorded a pre-tax impairment charge of $1.0 million on these investments as of June 30, 2011. The Company believes that the impairment is temporary and has recognized the impairment in accumulated other comprehensive loss.

The table below presents disclosures about the financial instruments measured at fair value on a recurring basis in the Company’s financial statements as of June 30, 2011 and December 31, 2010 (in millions):

	At June 30, 2011
		Fair Value Estimated Using
	Cost Basis	Level 1	Level 2	Level 3
	Amount	Inputs	Inputs	Inputs
Investment in auction rate securities	$7,575	$—	$6,628	$—

	At December 31, 2010
		Fair Value Estimated Using
	Cost Basis	Level 1	Level 2	Level 3
	Amount	Inputs	Inputs	Inputs
Investment in auction rate securities	$7,575	$—	$7,575	$—
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
At June 30, 2011, the Company had an aggregate $45.0 million notional amount of interest rate swap contracts, which have been designated as cash flow hedges, to pay fixed rates of interest and receive a floating interest rate based on LIBOR. The fixed interest rates specified in the interest rate swap contracts become effective on or about January 1, 2012. The Company’s interest rate swaps qualify for cash flow hedge accounting treatment. Unrealized gains or losses are recorded in accumulated other comprehensive loss. Realized gains and losses will be recognized in interest expense, if they occur. Amounts to be received or paid under the contracts will be recognized as interest expense over the life of the contracts. The Company did not have any interest rate swap contracts in place as of June 30, 2010. There was no ineffectiveness for these swaps during the quarter ended June 30, 2011.
The fair value of cash flow swaps is calculated as the present value of expected future cash flows, determined on the basis of forward interest rates and present value factors. As such, the carrying amounts for these swaps are designated to be Level 2 fair values and totaled $1.2 million as of June 30, 2011. The carrying value of these swaps is included in Other Long-Term Liabilities on the accompanying Consolidated Balance Sheet as of June 30, 2011.
As of June 30, 2011, the Company was party to derivative financial instruments as described in the following table (in thousands):

		Fixed
	Notional	Interest
Agreement	Amount	Rate	Expiration Date	Fair Value
Interest Rate Swap	$2,196	5.075%	July 1, 2015	$(44)
Interest Rate Swap	4,536	5.075%	July 1, 2015	(92)
Interest Rate Swap	7,847	5.39%	December 31, 2014	(190)
Interest Rate Swap	1,517	5.39%	December 31, 2014	(37)
Interest Rate Swap	2,700	5.39%	December 31, 2014	(66)
Interest Rate Swap	6,109	5.39%	December 31, 2014	(148)
Interest Rate Swap	5,616	5.38%	June 29, 2015	(175)
Interest Rate Swap	864	5.29%	June 30, 2015	(24)
Interest Rate Swap	1,656	5.29%	June 30, 2015	(46)
Interest Rate Swap	8,352	5.29%	June 30, 2015	(231)
Interest Rate Swap	720	5.29%	June 30, 2015	(20)
Interest Rate Swap	2,894	5.29%	June 30, 2015	(80)

Fair values of derivative instruments are on the accompanying Consolidated Balance Sheet as of June 30, 2011 (in thousands):

Derivatives Designated	Asset Derivatives		Liability Derivatives
as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest Rate Swaps	—	—	Other Long-Term Liabilities	$1,153
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
The Construction Equipment segment is no longer reported as a separate business segment because the Company sold the assets of its John Deere construction equipment business. See Note 11 for further discussion of the sale of the construction equipment business. The assets of the construction equipment business of $28.6 million have been included in the All Other segment assets in the table below for the period ended June 30, 2010.
The Company evaluates performance based on income before income taxes not including extraordinary items.
The Company accounted for intersegment sales and transfers as if the sales or transfers were to third parties, that is, at current market prices. There were no material intersegment sales during the quarters or six months ended June 30, 2011 and 2010.
The following table contains summarized information about reportable segment revenue, segment income or loss from continuing operations and segment assets for the periods ended June 30, 2011 and 2010 (in thousands):

	Truck
	Segment	All Other	Totals

As of and for the three months ended June 30, 2011

Revenues from external customers	$657,490	$4,492	$661,982
Segment income from continuing operations before taxes	20,521	(331)	20,190
Segment assets	1,324,548	25,752	1,350,300

As of and for the six months ended June 30, 2011

Revenues from external customers	$1,099,630	$8,456	$1,108,086
Segment income (loss) from continuing operations before taxes	32,606	(796)	31,810

As of and for the three months ended June 30, 2010

Revenues from external customers	$325,673	$4,166	$329,839
Segment income from continuing operations before taxes	8,857	108	8,965
Segment assets	1,049,053	53,480	1,102,533

As of and for the six months ended June 30, 2010

Revenues from external customers	$621,431	$7,696	$629,127
Segment income (loss) from continuing operations before taxes	12,347	(311)	12,036
Revenues from segments below the quantitative thresholds are attributable to three operating segments of the Company and are included in the All Other column. Those segments include a retail tire company, an insurance agency and a guest ranch operation. None of those segments has ever met any of the quantitative thresholds for determining reportable segments.

8 — Income Taxes
The Company included accruals for unrecognized income tax benefits totaling $1.5 million as a component of accrued liabilities as of June 30, 2011, and December 31, 2010. The unrecognized tax benefits of $1.5 million at June 30, 2011, if recognized, would impact the Company’s effective tax rate. An unfavorable settlement would require a charge to income tax expense and a favorable resolution would be recognized as a reduction to income tax expense. As of June 30, 2011, the Company has accrued interest of $130,000 related to unrecognized tax benefits in the current provision for income taxes. No amounts were accrued for penalties.
The Company does not anticipate a significant change in the amount of unrecognized tax benefits in the next 12 months. As of June 30, 2011, the tax years ended December 31, 2008 through 2010 remained subject to audit by federal tax authorities and the tax years ended December 31, 2006 through 2010, remained subject to audit by state tax authorities.
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

	March 31,		June 30,
	2011	Adjustment	2011
Inventory	$21,004		$21,004
Property and equipment	11,841	$(1,970)	9,871
Prepaid expenses	41		41
Accrued expenses	(453)		(453)
Goodwill	22,854	1,970	24,824

Total	$55,287		$55,287

As the value of certain assets and liabilities are preliminary in nature, they are subject to adjustment as additional information is obtained about the facts and circumstances that existed at the acquisition date. When the valuation is final, any changes to the preliminary valuation of acquired assets and liabilities could result in adjustments to identified intangibles and goodwill. The adjustment to the purchase price allocation in the current quarter relates to the finalization of real estate appraisals for property acquired. All of the goodwill acquired in the Nalley Motor Trucks acquisition will be amortized over 15 years for tax purposes.

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
On May 24, 2010, the Company acquired certain assets of Lake City Companies, LLC and certain of its subsidiaries and affiliates (collectively, “Lake City International”). The transaction, including the real estate, was valued at approximately $71.0 million. The final purchase price was allocated based on the fair values of the assets at the date of acquisition as follows (in thousands):

Prepaid expenses	$205
Accounts and notes receivable	5,955
Inventories	10,722
Property and equipment, including real estate	48,790
Other assets	309
Accounts payable	(175)
Accrued expenses	(3,622)
Floor plan notes payable	(275)
Notes payable	(178)
Goodwill	9,298

Total	$71,029

10 — Comprehensive Income
The following table provides a reconciliation of net income to comprehensive income (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
Net income	$12,518	$5,688	$19,785	$7,925
Other comprehensive loss:
Change in fair value of cash flow swaps, net of tax	(571)	—	(493)	—
Unrealized loss on available-for-sale securities, net of tax	(587)	—	(587)	—

Comprehensive income	$11,360	$5,688	$18,705	$7,925

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

Net sales and earnings before income taxes related to the discontinued business were as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010

Net Sales	$—	$9,102	$—	$18,210

Earnings before income taxes:
Results of operations from discontinued operations before income taxes	—	469	—	1,012
Income tax (expense)	—	(197)	—	(425)

Net income from discontinued operations	$—	$272	$—	$587

Basic earnings per common share from discontinued operations, net of tax	$—	$.01	$—	$.01
Diluted earnings per common share and common share equivalents from discontinued operations, net of tax	$—	$.01	$—	$.01
12 — New Accounting Pronouncements
In June 2011, the Financial Accounting Standards Board (“FASB”) amended the guidance for the presentation of comprehensive income. The amended guidance eliminates certain options for presenting comprehensive income but does not change which components of comprehensive income are recognized in net income or other comprehensive income. The amended guidance is intended to enhance comparability between entities that report under generally accepted accounting principles and those that report under international financial reporting standards. This guidance will be effective for the Company’s interim period ending March 31, 2012. The Company has determined that this new guidance will not have a material impact on its consolidated financial statements.

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
Accounting for Income Taxes
Management judgment is required to determine the provisions for income taxes and to determine whether deferred tax assets will be realized in full or in part. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. When it is more likely than not that all or some portion of specific deferred income tax assets will not be realized, a valuation allowance must be established for the amount of deferred income tax assets that are determined not to be realizable. Accordingly, the facts and financial circumstances impacting deferred income tax assets are reviewed quarterly and management’s judgment is applied to determine the amount of valuation allowance required, if any, in any given period.

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

Results of Operations
The following discussion and analysis includes the Company’s historical results of operations for the three months ended June 30, 2011 and 2010.
The following table sets forth certain financial data as a percentage of total revenues:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

New and used truck sales	70.5%	58.0%	67.2%	59.1%
Parts and service	25.7	36.0	28.5	35.0
Lease and rental	3.1	4.9	3.6	4.8
Finance and insurance	0.4	0.6	0.4	0.6
Other	0.3	0.5	0.3	0.5

Total revenues	100.0	100.0	100.0	100.0
Cost of products sold	84.1	79.0	83.0	79.8

Gross profit	15.9	21.0	17.0	20.2
Selling, general and administrative	12.0	16.8	13.1	16.7
Depreciation and amortization	0.7	1.1	0.8	1.1
Gain on sale of assets	0.1	0.0	0.0	0.0

Operating income	3.3	3.1	3.1	2.4
Interest expense, net	0.2	0.4	0.3	0.4

Income from continuing operations before income taxes	3.1	2.7	2.8	2.0
Provision for income taxes	1.2	1.1	1.1	0.8

Income from continuing operations	1.9	1.6	1.7	1.2
Income from discontinued operations	0.0	0.1	0.0	0.1

Net income	1.9%	1.7%	1.7%	1.3%

The following table sets forth the unit sales and revenue for new heavy-duty, new medium-duty, new light-duty and used commercial vehicles and the absorption rate (revenue in millions):

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
	2011	2010	Change	2011	2010	Change
Vehicle unit sales:
New heavy-duty vehicles	2,363	813	190.7%	3,708	1,782	108.1%
New medium-duty vehicles	1,514	795	90.4%	2,331	1,390	67.7%
New light-duty vehicles	314	37	748.6%	426	53	703.8%

Total new vehicle unit sales	4,191	1,645	154.8%	6,465	3,225	100.5%

Used vehicles	1,156	889	30.0%	2,263	1,575	43.7%

Vehicle revenue:
New heavy-duty vehicles	$300.5	$104.7	187.0%	$473.7	$222.9	112.5%
New medium-duty vehicles	107.3	49.4	117.2%	160.7	86.2	86.4%
New light-duty vehicles	10.2	1.3	684.6%	14.2	1.8	688.9%

Total new vehicle revenue	$418.0	$155.4	169.0%	$648.6	$310.9	108.6%

Used vehicle revenue	$47.4	$35.5	33.5%	$93.8	$60.1	56.1%

Other vehicle revenue:(1)	$1.2	$0.4	200.0%	$1.7	$0.9	88.9%

Absorption rate:	112.9%	104.3%	8.2%	111.1%	100.8%	10.2%

(1)	Includes sales of truck bodies, trailers and other new equipment.

Key Performance Indicator
Absorption Rate
Management uses several performance metrics to evaluate the performance of its commercial vehicle dealerships, and considers Rush Truck Centers’ “absorption rate” to be of critical importance. Absorption rate is calculated by dividing the gross profit from the parts, service and body shop departments by the overhead expenses of all of a dealership’s departments, except for the selling expenses of the new and used commercial vehicle departments and carrying costs of new and used commercial vehicle inventory. When 100% absorption is achieved, then gross profit from the sale of a commercial vehicle, after sales commissions and inventory carrying costs, directly impacts operating profit. In 1999, the Company’s truck dealerships’ absorption rate was approximately 80%. The Company has made a concerted effort to increase its absorption rate since 1999. The Company’s truck dealerships achieved a 112.9% absorption rate for the second quarter of 2011 and a 111.1% absorption rate for the six months ended June 30, 2011.
Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010
Demand for the Company’s product and service offerings remained strong in the second quarter of 2011. The Company continues to expect 2012 and 2013 to be growth years for the U.S. Class 8 truck industry. However, renewed economic concern and the possibility of slower than expected recovery within automotive, manufacturing and construction sectors could result in a more cautious Class 8 truck growth cycle, possibly extending the cycle over a longer period of time with more gradual increases in truck sales. The Company continues to make progress integrating its Mountain West and Southeast region dealerships into its Navistar Division, now at 15 full service dealerships with 2 dedicated collision centers. The acquisitions of these dealerships and collision centers, which occurred during 2010 and the first quarter of 2011, produced a positive impact on revenue growth and net income this quarter.
The Company increased deliveries of Class 8 trucks by 190.7% in the second quarter of 2011 compared to the second quarter of 2010. The Company and industry analysts expect a strong recovery in commercial vehicle retail sales in 2011, 2012 and 2013. A.C.T. Research Co., LLC (“A.C.T. Research”), a truck industry data and forecasting service provider, currently predicts U.S. retail sales of Class 8 trucks of approximately 183,000 units in 2011, and 243,500 units in 2012, compared to 110,109 units in 2010. The Company believes that if U.S. Class 8 new truck orders continue at the pace set in recent months, 2011 U.S. Class 8 truck sales should reach approximately 180,000 units.
The Company increased deliveries of new medium-duty vehicles by 90.4% in the second quarter of 2011, compared to the second quarter of last year. A.C.T. Research currently predicts U.S. retail sales of Class 4, 5, 6, and 7 medium-duty commercial vehicles of approximately 146,000 units in 2011, a 24.2% increase from the number of deliveries in 2010, and 163,000 units in 2012.
The Company’s overall parts, service and body shop sales increased 43.8% in the second quarter of 2011 compared to the second quarter of 2010. The Company achieved a very strong absorption rate of 112.9% for the quarter.
Revenues
Revenues increased $332.1 million, or 100.7%, in the second quarter of 2011 compared to the second quarter of 2010. Sales of new and used commercial vehicles increased $275.3 million, or 143.9%, in the second quarter of 2011 compared to the second quarter of 2010. Demand for commercial vehicles has increased as general economic conditions in the United States have improved and credit is being made available on reasonable terms to a wider range of buyers. Our parts, service and body shop revenues increased 43.8% in the second quarter of 2011 compared to 2010, primarily due to increased maintenance and repair as commercial vehicle utilization continues to increase and acquisitions made by the Company in 2010 and the first quarter of 2011.
The Company sold 2,363 heavy-duty trucks in the second quarter of 2011, a 190.7% increase compared to 813 heavy-duty trucks in the second quarter of 2010. According to A.C.T. Research, the U.S. Class 8 truck market increased 55.0% in the second quarter of 2011 compared to the second quarter of 2010. The Company’s share of the U.S. Class 8 truck retail sales market was approximately 4.3% in 2010. The Company expects its market share to range between 4.5% and 5.0% of U.S. Class 8 truck sales in 2011. This market share percentage would result in the sale of approximately 8,200 to 9,100 of Class 8 trucks in 2011 based on A.C.T. Research’s current estimate that U.S. retail sales will increase to 183,000 units in 2011. The Company’s ability to sell this many trucks may be limited by manufacturer and component suppliers’ ability to maintain or increase production over current levels to meet customer demand.

The Company sold 1,514 medium-duty commercial vehicles, including 398 buses, in the second quarter of 2011. This represented a 90.4% increase compared to 795 medium-duty commercial vehicles, including 105 buses, in the second quarter of 2010. A.C.T. Research estimates that unit sales of Class 4 through 7 commercial vehicles in the U.S. increased approximately 34.0% in the second quarter of 2011 compared to the second quarter of 2010. In 2010, the Company achieved a 2.5% share of the Class 4 through 7 commercial vehicle sales market in the U.S. As a result of acquisitions that occurred during 2010 and the first quarter of 2011, the Company expects its market share to range between 3.3% and 3.8% of U.S. Class 4 through 7 commercial vehicle sales in 2011. This market share percentage would result in the sale of approximately 4,800 to 5,500 of Class 4 through 7 commercial vehicles in 2011 based on A.C.T. Research’s current U.S. retail sales estimates of 146,000 units.
The Company sold 1,156 used commercial vehicles in the second quarter of 2011, a 30.0% increase compared to 889 used commercial vehicles in the second quarter of 2010. The Company expects to sell approximately 4,200 to 4,500 used commercial vehicles in 2011. The Company expects used commercial vehicle sales to be largely dependent upon our ability to acquire quality used commercial vehicles and maintain an adequate used commercial vehicle inventory throughout 2011.
Parts and service sales increased $51.9 million, or 43.8%, in the second quarter of 2011 compared to the second quarter of 2010. As commercial vehicle utilization remains high, the Company expects parts, service and body shop sales to continue to remain strong through 2011.
Truck lease and rental revenues increased $4.3 million, or 26.5%, in the second quarter of 2011 compared to the second quarter of 2010. The increase in lease and rental revenue is consistent with management’s expectations, which are based upon the increased number of units put into service in the lease and rental fleet during 2010 and increased rental fleet utilization. The Company expects lease and rental revenue to increase 17% to 20% during 2011, compared to 2010 based on the increase of units in the lease and rental fleet and the acquisition of Lake City International in May 2010.
Finance and insurance revenues increased $0.7 million, or 34.0%, in the second quarter of 2011 compared to the second quarter of 2010. The increase in finance and insurance revenue is a direct result of the increase in new and used commercial vehicle sales. The Company expects finance and insurance revenue to fluctuate proportionately with the Company’s new and used commercial vehicle sales in 2011. Finance and insurance revenues have limited direct costs and, therefore, contribute a disproportionate share of the Company’s operating profits.
Other revenue remained flat at $1.7 million in the second quarter of 2011 and the second quarter of 2010. Other revenue consists primarily of the gain on sale realized on trucks from the lease and rental fleet, document fees related to commercial vehicle sales, mineral royalties and purchase discounts.
Gross Profit
Gross profit increased $36.3 million, or 52.5%, in the second quarter of 2011, compared to the second quarter of 2010. Gross profit as a percentage of sales decreased to 15.9% in the second quarter of 2011 from 21.0% in the second quarter of 2010. This decrease in gross profit as a percentage of sales is primarily a result of a change in our product sales mix. Commercial vehicle sales, a lower margin revenue item, increased as a percentage of total revenue to 70.5% in 2011, from 58.0% in 2010. Parts and service revenue, a higher margin revenue item, decreased as a percentage of total revenue to 25.7% in 2011, from 35.9% in 2010.
Gross margins on Class 8 truck sales decreased to 6.7% in the second quarter of 2011, from 8.1% in the second quarter of 2010. The decrease in gross margins is primarily related to the increase in sales to fleet customers compared to the second quarter of 2010. In 2011, the Company expects overall gross margins from Class 8 truck sales of approximately 6.5% to 7.5%.
Gross margins on medium-duty commercial vehicle sales decreased to 4.3% in the second quarter of 2011, from 5.7% in the second quarter of 2010. Gross margins on medium-duty commercial vehicles are difficult to forecast accurately because gross margins vary significantly depending upon the mix of fleet and non-fleet purchasers and types of medium-duty commercial vehicles sold. For 2011, the Company expects overall gross margins from medium-duty commercial vehicle sales of approximately 5.5% to 6.2%, but this will largely depend upon general economic conditions and the mix of purchasers and types of vehicles sold.

Gross margins on used commercial vehicle sales decreased to 10.2% in the second quarter of 2011, from 14.7% in the second quarter of 2010. The Company expects margins on used commercial vehicles to remain approximately 10.0% during 2011, but this will largely depend upon general economic conditions and the availability of quality used vehicles.
Gross margins from the Company’s parts, service and body shop operations increased to 39.3% in the second quarter of 2011, from 39.1% in the second quarter of 2010. Gross profit for the parts, service and body shop departments increased to $66.9 million in the second quarter of 2011 from $46.3 million in the second quarter of 2010. The Company expects gross margins on parts, service and body shop operations to range from 39.0% to 41.0% in 2011.
Gross margins from truck lease and rental sales increased to 18.0% in the second quarter of 2011, from 16.2% in the second quarter of 2010. The increase in lease and rental revenue is primarily attributable to increased utilization of vehicles in the Company’s rental fleet and increased variable revenue that is based on the miles that leased vehicles are driven. The Company expects gross margins from lease and rental sales of approximately 16.0% to 20.0% during 2011. The Company’s policy is to depreciate its lease and rental fleet using a straight line method over the customer’s contractual lease term. The lease unit is depreciated to a residual value that approximates fair value at the expiration of the lease term. This policy results in the Company realizing reasonable gross margins while the unit is in service and a corresponding gain or loss on sale when the unit is sold at the end of the lease term.
Finance and insurance revenues and other income, as described above, have limited direct costs and, therefore, contribute a disproportionate share of gross profit.
Selling, General and Administrative Expenses
Selling, General and Administrative (“SG&A”) expenses increased $24.5 million, or 44.4%, in the second quarter of 2011, compared to the second quarter of 2010. SG&A expenses as a percentage of total revenue decreased to 12.0% in the second quarter of 2011, from 16.7% in the second quarter of 2010. SG&A expenses as a percentage of total revenue have historically ranged from 10.0% to 15.0%. In general, when new and used commercial vehicle revenue decreases as a percentage of revenue, SG&A expenses as a percentage of total revenue will be at, or exceed, the higher end of this range. Historically low commercial vehicle revenue during 2009 and early 2010, caused SG&A expenses as a percentage of sales to rise above this range. For 2011, the Company expects SG&A expenses as a percentage of total revenue to range from 12.0% to 15.0%. For 2011, the Company expects the selling portion of SG&A expenses to be approximately 25% to 30% of new and used commercial vehicle gross profit. In 2011, the Company expects the general and administrative portion of SG&A expenses to increase by approximately 28.0% to 33.0% primarily due to an expected increase in personnel costs related to increased parts and service business, the full year effect of acquisitions made in 2010 and the first quarter of 2011, and the reinstatement of certain employee benefits. The Company will incur additional costs of approximately $1.0 million per quarter related to implementation of SAP software when it is placed in service in the third quarter of 2011. These costs include monthly maintenance fees and training expenses.
Depreciation and Amortization Expense
Depreciation and amortization expense increased $0.9 million, or 23.5%, in the second quarter of 2011 compared to the second quarter of 2010. The Company will incur additional amortization expense of approximately $0.7 million per quarter related to implementation of SAP software when it is placed in service in the third quarter of 2011.
Interest Expense, Net
Net interest expense increased $0.2 million, or 14.5%, in the second quarter of 2011 compared to the second quarter of 2010. The Company’s floor plan agreement with GE Capital was modified at the end of 2010, which increased interest rates related to floor plan notes payable, however, net interest expense in 2011 will vary based on inventory levels and cash available for prepayment of floor plan financing. The Company expects net interest expense to increase by an additional amount of approximately $0.3 million per quarter when the SAP software is placed in service in the third quarter of 2011, because the Company will no longer capitalize interest on the costs related to the SAP software implementation.

Income from Continuing Operations before Income Taxes
As a result of the factors described above, income from continuing operations before income taxes increased $11.2 million, or 125.2%, in the second quarter of 2011 compared to the second quarter of 2010. The Company believes that income from continuing operations before income taxes will increase in 2011 compared to 2010 because of the factors described above.
Income Taxes
Income taxes increased $4.1 million, or 116.2%, in the second quarter of 2011, compared to the second quarter of 2010. The Company provided for taxes at a 38.0% effective rate in the second quarter of 2011 compared to an effective rate of 42.0% in the second quarter of 2010. The Company expects its effective tax rate to be approximately 36.0% to 39.0% of pretax income in 2011.
Income from Discontinued Operations, Net
Income from discontinued operations, net of income taxes decreased $0.3 million in the second quarter of 2011 compared to the second quarter of 2010. Income from discontinued operations includes operating results for the Company’s construction equipment business, which was sold in September 2010.
Six Months Ended June 30, 2011, Compared to Six Months Ended June 30, 2010
Unless otherwise stated below, the Company’s variance explanations and future expectations with regard to the items discussed in this section are set forth in the discussion of the “Three Months Ended June 30, 2011, Compared to Three Months Ended June 30, 2010.”
Revenues increased $479.0 million, or 76.1%, in the first six months of 2011, compared to the first six months of 2010. Sales of new and used trucks increased $372.2 million, or 100.1%, in the first six months of 2011, compared to the first six months of 2010.
The Company sold 3,708 heavy-duty trucks in the first six months of 2011, a 108.1% increase compared to 1,782 heavy-duty trucks in the first six months of 2010. According to A.C.T. Research, the U.S. Class 8 truck market increased 44.0% in the first six months of 2011, compared to the first six months of 2010.
The Company sold 2,331 medium-duty commercial vehicles, including 507 buses in the first six months of 2011. This represented a 67.7% increase compared to 1,390 medium-duty commercial vehicles, including 203 buses in the first six months of 2010. A.C.T. Research estimates that unit sales of Class 4 through 7 commercial vehicles in the U.S increased approximately 25.0% in the first six months of 2011, compared to the first six months of 2010.
The Company sold 2,263 used commercial vehicles in the first six months of 2011, a 43.7% increase compared to 1,575 used commercial vehicles in the first six months of 2010.
Parts and service sales increased $95.6 million, or 43.4%, in the first six months of 2011, compared to the first six months of 2010.
Truck lease and rental revenues increased $9.3 million, or 30.6%, in the first six months of 2011, compared to the first six months of 2010.
Finance and insurance revenues increased $1.2 million, or 33.4%, in the first six months of 2011, compared to the first six months of 2010.
Other revenue increased $0.7 million, or 23.9%, in the first six months of 2011, compared to the first six months of 2010. Other revenue consists primarily of the gain on sale realized on trucks from the lease and rental fleet, document fees related to commercial vehicle sales, mineral royalties and purchase discounts.

Gross Profit
Gross profit increased $60.7 million, or 47.7%, in the first six months of 2011, compared to the first six months of 2010. Gross profit as a percentage of sales decreased to 17.0% in the first six months of 2011 from 20.2% in the first six months of 2010.
Gross margins on Class 8 truck sales decreased to 6.6% in the first six months of 2011, from 7.6% in the first six months of 2010.
Gross margins on medium-duty commercial vehicle sales decreased to 4.4% in the first six months of 2011, from 5.9% in the first six months of 2010.
Gross margins on used commercial vehicle sales decreased to 10.1% in the first six months of 2011, from 14.3% in the first six months of 2010.
Gross margins from the Company’s parts, service and body shop operations increased to 39.2% in the first six months of 2011, from 38.8% in the first six months of 2010. Gross profit for the parts, service and body shop departments was $123.8 million in the first six months of 2011, compared to $85.5 million in the first six months of 2010.
Gross margins from truck lease and rental sales increased to 16.7% in the first six months of 2011, from approximately 14.6% in the first six months of 2010.
Finance and insurance revenues and other income, as described above, has limited direct costs and, therefore, contributes a disproportionate share of gross profit.
Selling, General and Administrative Expenses
SG&A expenses increased $39.7 million, or 37.7%, in the first six months of 2011, compared to the first six months of 2010. SG&A expenses as a percentage of sales was 13.1% in the first six months of 2011 and 16.7% in the first six months of 2010.
Interest Expense, Net
Net interest expense increased $0.1 million, or 3.9%, in the first six months of 2011, compared to the first six months of 2010.
Income from Continuing Operations before Income Taxes
Income from continuing operations before income taxes increased $19.8 million in the first six months of 2011, compared to the first six months of 2010.
Provision for Income Taxes
Income taxes increased $7.3 million in the first six months of 2011, compared to the first six months of 2010. The Company provided for taxes at a 38.0% rate in the first six months of 2011, compared to a rate of 42.0% in the first six months of 2010.
Income from Discontinued Operations, net
Income from discontinued operations, net of income taxes decreased $0.6 million in the second quarter of 2011 compared to the second quarter of 2010. Income from discontinued operations includes operating results for the Company’s construction equipment business, which was sold in September 2010.
Liquidity and Capital Resources
The Company’s short-term cash requirements are primarily for working capital, inventory financing, the improvement and expansion of existing facilities, the development and implementation of SAP enterprise software and dealership management system, and the construction or purchase of new facilities. Historically, these cash requirements have been met through the retention of profits, borrowings under our floor plan arrangements and bank financings. The Company does not expect the absence of cash flows from discontinued operations to materially affect future liquidity and capital resources. As of June 30, 2011, the Company had working capital of approximately $140.9 million, including $146.3 million in cash available to fund our operations. The Company believes that these funds are sufficient to meet our operating requirements for at least the next twelve months.

Available cash is generally invested in variable interest rate instruments in accordance with the Company’s investment policy which is to invest excess funds in a manner that will provide maximum preservation and safety of principal. The portfolio is maintained to meet anticipated liquidity needs of the Company in order to ensure the availability of cash to meet the Company’s obligations and to minimize potential liquidation losses. As of June 30, 2011, the majority of excess cash is maintained in a depository account or invested in a money market fund that invests exclusively in U.S. Treasury bills, notes and other obligations issued or guaranteed by the U.S. Treasury, and repurchase agreements collateralized by such obligations.
The Company has a secured line of credit that provides for a maximum borrowing of $10.0 million. There were no advances outstanding under this secured line of credit at June 30, 2011, however, $7.1 million was pledged to secure various letters of credit related to self-insurance products, leaving $2.9 million available for future borrowings as of June 30, 2011.
The Company’s long-term real estate debt agreements and floor plan credit agreement require the Company to satisfy various financial ratios such as the debt to worth ratio, leverage ratio and the fixed charge coverage ratio and certain requirements for tangible net worth and GAAP net worth. At June 30, 2011, the Company was in compliance with all debt covenants related to debt secured by real estate and its floor plan credit agreement. The Company does not anticipate any breach of the covenants in the foreseeable future.
Titan Technology Partners is currently implementing SAP enterprise software and a new SAP dealership management system for the Company. The total cost of the SAP software and implementation is estimated to be approximately $41.0 million. As of June 30, 2011, the Company had cumulative expenditures of $40.0 million related to the SAP project. The Company expects to spend approximately $1.0 million related to the SAP project during the remainder of 2011. The Company plans to place in service the SAP software during the third quarter of 2011.
The Company expects to purchase or lease trucks worth approximately $75.0 million for its leasing operations in 2011, depending on customer demand, all of which will be financed. The Company also expects to make capital expenditures for recurring items such as computers, shop tools and equipment and vehicles of approximately $7.0 million to $9.0 million during the remainder of 2011.
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
The Company has no other material commitments for capital expenditures as of June 30, 2011, except that the Company will continue to purchase vehicles for its lease and rental division and authorize capital expenditures for improvement and expansion of its existing dealership facilities and construction or purchase of new facilities based on market opportunities.
Cash Flows
Cash and cash equivalents decreased by $22.7 million during the six months ended June 30, 2011 and decreased by $13.3 million during the six months ended June 30, 2010. The major components of these changes are discussed below.
Cash Flows from Operating Activities
Cash flows from operating activities include net income adjusted for non-cash items and the effects of changes in working capital. During the first six months of 2011, operating activities resulted in net cash used in operations of $36.0 million. Cash used in operating activities was primarily impacted by the increase in inventories and accounts receivable which was offset by the increase in accounts payable and accrued expenses. During the first six months of 2010, operating activities resulted in cash provided by operations of $5.5 million.

Cash flows from operating activities as adjusted for all draws on floor plan notes, except for floor plan related to inventory acquired in business acquisitions, (“Adjusted Cash Flows from Operating Activities”) was $65.5 million for the six months ended June 30, 2011, and $50.0 million for the six months ended June 30, 2010. Generally, all vehicle dealers finance the purchase of vehicles with floor plan borrowings. Our agreements with our floor plan provider require us to repay amounts borrowed for the purchase of such vehicles immediately after they are sold. As a result, changes in floor plan notes payable are directly linked to changes in vehicle inventory. However, as reflected in our consolidated statements of cash flows, changes in inventory are recorded as cash flows from operating activities if such inventory is procured in the normal course of business, or as cash flows from investing activities if such inventory is procured as part of a business acquisition, while all draws on floor plan notes are recorded as cash flows from financing activities.
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

	Six Months Ended June 30,
	2011	2010
Net cash (used in) provided by operating activities (GAAP)	$(36,012)	$5,486
Draws on floor plan notes payable	114,741	44,504
Less: draws on floor plan notes payable related to inventory acquired in business acquisitions	(13,250)	—

Adjusted Cash Flows from Operating Activities (Non-GAAP)	$65,479	$49,990

Cash Flows from Investing Activities
Cash flows used in investing activities consist primarily of cash used for capital expenditures and business acquisitions. During the first six months of 2011, cash used in investing activities was $109.8 million. Capital expenditures consisted of purchases of property and equipment and improvements to our existing dealership facilities of $60.8 million. Property and equipment purchases during the first six months of 2011 consisted of $30.4 million for additional units for rental and leasing operations, which was directly offset by borrowings of long-term debt, $16.0 million for transportation equipment and $4.5 million related to the SAP software implementation, including capitalized interest. The Company expects to purchase or lease trucks worth approximately $75.0 million for its leasing operations in 2011, depending on customer demand, all of which will be financed. Cash used in business acquisitions was $60.0 million during the first six months of 2011 (See Note 9 - Acquisitions of Notes to Consolidated Financial Statements). During the remainder of 2011, the Company expects to make capital expenditures for recurring items such as computers, shop equipment and vehicles of approximately $7.0 million to $9.0 million, in addition to approximately $1.0 million for the SAP project described above.
During the first six months of 2010, cash used in investing activities was $62.9 million. Capital expenditures consisted of purchases of property and equipment and improvements to our existing dealership facilities of $28.6 million. Property and equipment purchases during the first six months of 2010 consisted of $17.9 million for additional units for rental and leasing operations, which was directly offset by borrowings of long-term debt. Cash used in business acquisitions was $32.5 million during the first six months of 2010 (See Note 9 - Acquisitions of Notes to Consolidated Financial Statements).
Cash Flows from Financing Activities
Cash flows from financing activities include borrowings and repayments of long-term debt and net proceeds of floor plan notes payable. Cash provided by financing activities was $123.2 million during the first six months of 2011. The Company had borrowings of long-term debt of $45.9 million and repayments of long-term debt of $33.3 million and repayments of capital lease obligations of $7.6 million during the first six months of 2011. The Company had net draws on floor plan notes payable of $114.7 million during the first six months of 2011. The borrowings of long-term debt were primarily related to units for the rental and leasing operations.

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
Substantially all of the Company’s commercial vehicle purchases are made on terms requiring payment within 15 days or less from the date the commercial vehicles are invoiced from the factory. We financed substantially all of the purchases of commercial vehicle inventory under our $450.0 million credit agreement with GE Capital. All principal amounts outstanding bear interest at a rate per annum equal to the sum of the LIBOR rate plus 2.95%, which is payable monthly. The credit agreement allows for prepayment of the inventory loans, up to 65% of the aggregate inventory loans outstanding, with monthly adjustments to the interest due. The Company makes monthly interest payments to GE Capital on the amount financed, but is not required to commence loan principal repayments on any vehicle until such vehicle has been financed for 12 months or is sold. On June 30, 2011, the Company had approximately $340.9 million outstanding under its credit agreement with GE Capital.
Navistar Financial Corporation offers a floor plan program that provides an interest free financing period, which varies depending on the commercial vehicle purchased. If the commercial vehicle financed by Navistar is not sold within the interest free finance period, the Company transfers the financed commercial vehicle to the GE Capital credit agreement. On June 30, 2011, the Company had approximately $11.6 million outstanding under the floor plan program with Navistar Financial Corporation.
Backlog
On June 30, 2011, the Company’s backlog of commercial vehicle orders was approximately $705.7 million compared to a backlog of commercial vehicle orders of approximately $154.4 million on June 30, 2010. The Company includes only confirmed orders in its backlog. The delivery time for a custom-ordered commercial vehicle varies depending on the truck specifications and demand for the particular model ordered, however, the Company expects to fill all of its backlog orders during 2011. The Company sells the majority of its new commercial vehicles by customer special order, with the remainder sold out of inventory. Orders from a number of the Company’s major fleet customers are included in the Company’s backlog as of June 30, 2011.
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
The Company is exposed to some market risk through interest rates related to our floor plan financing agreements, variable rate real estate debt and discount rates related to finance sales. The majority of floor plan debt and variable rate real estate debt is based on LIBOR. As of June 30, 2011, the Company had floor plan borrowings and variable interest rate real estate debt of approximately $451.8 million. Assuming an increase or decrease in LIBOR of 100 basis points, annual interest expense could correspondingly increase or decrease by approximately $4.5 million. The Company provides all customer financing opportunities to various finance providers. The Company receives all finance charges in excess of a negotiated discount rate from the finance providers in the month following the date of the financing. The negotiated discount rate is variable, thus subject to interest rate fluctuations. This interest rate risk is mitigated by the Company’s ability to pass discount rate increases to customers through higher financing rates.
The Company is exposed to some market risk through interest rate swaps on some of the Company’s variable interest rate real estate debt. As of June 30, 2011, the Company has interest rate swaps with a total notional amount of $45.0 million. The swaps were designed to provide a hedge against changes in interest rates on some of the Company’s variable interest rate real estate debt. The swaps are collateralized by the underlying real estate. These interest rate swaps qualify for cash flow hedge accounting treatment and are considered effective. For additional information about the effect of the Company’s derivative instruments on the accompanying consolidated financial statements, see Note 6 — Financial Instruments and Fair Value of the Notes to Consolidated Financial Statements.
The Company is also exposed to some market risk through interest rates related to the investment of our current cash and cash equivalents which totaled $146.3 million on June 30, 2011. These funds are generally invested in variable interest rate instruments in accordance with the Company’s investment policy. As such instruments mature and the funds are reinvested, we are exposed to changes in market interest rates. This risk is mitigated by management’s ongoing evaluation of the best investment rates available for current and noncurrent high quality investments. If market interest rates were to increase or decrease immediately and uniformly by 100 basis points, the Company’s annual interest income could correspondingly increase or decrease by approximately $1.0 million.
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
As of June 30, 2011, the Company holds auction rate securities, with underlying tax-exempt municipal bonds that mature in 2030, that have a fair value of $6.6 million. Given the current market conditions in the auction rate securities market, if the Company determines that the fair value of these securities temporarily decreases by an additional 10%, the Company’s equity could correspondingly decrease by approximately $0.7 million. If it is determined that the fair value of these securities is other-than-temporarily impaired by 10%, the Company could record a loss on its Consolidated Statements of Operations of approximately $0.7 million. For further discussion of the risks related to our auction rate securities, see Note 6 — Financial Instruments and Fair Value of the Notes to Consolidated Financial Statements.

ITEM 4.	Controls and Procedures.
The Company, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2011 to ensure that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) is accumulated and communicated to Company management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in the Company’s internal control over financial reporting that occurred during the three months ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
The Company did not make any unregistered sales of equity securities during the second quarter of 2011.
The Company did not repurchase any shares of its Class A Common Stock or Class B Common Stock during the second quarter of 2011.

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
Rush Enterprises, Inc. Amended and Restated 2006 Non-Employee Director Stock Plan (incorporated herein by reference to Appendix A of the Company’s Definitive Proxy Statement on Schedule 14A, filed with the Securities and Exchange Commission on April 6, 2011)

31.1	*	Certification of CEO pursuant to Rules 13a-14(a) and 15d-14(a) adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of CFO pursuant to Rules 13a-14(a) and 15d-14(a) adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	**	Certification of CEO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	**	Certification of CFO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	***
The following materials from Rush Enterprises, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010; (ii) Consolidated Statements of Income for the three and six months ended June 30, 2011 and 2010; (iii) Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010; and (iv) Notes to Consolidated Financial Statements (tagged as blocks of text).

+	Management contract or compensatory plan or arrangement

*	Filed herewith

**	Furnished herewith

***
Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RUSH ENTERPRISES, INC.
Date: August 9, 2011	By:	/S/ W.M. “RUSTY” RUSH
W.M. “Rusty” Rush
President and Chief Executive Officer (Principal Executive Officer)

Date: August 9, 2011	By:	/S/ STEVEN L. KELLER
Steven L. Keller
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number		Exhibit Title
31.1	*	Certification of CEO pursuant to Rules 13a-14(a) and 15d-14(a) adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of CFO pursuant to Rules 13a-14(a) and 15d-14(a) adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	**	Certification of CEO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	**	Certification of CFO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	***
The following materials from Rush Enterprises, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010; (ii) Consolidated Statements of Income for the three and six months ended June 30, 2011 and 2010; (iii) Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010; and (iv) Notes to Consolidated Financial Statements (tagged as blocks of text).

*	Filed herewith

**	Furnished herewith

***
Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.