Form 10-Q
period 2011-09-30
RUSH ENTERPRISES INC \TX\
filed 2011-11-09
CIK 1012019

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
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
Yes ☐     No ☑
Indicated below is the number of shares outstanding of each of the issuer’s classes of common stock, as of November 3, 2011.

Number of
Shares
Title of Class	Outstanding
Class A Common Stock, $.01 Par Value	27,242,349
Class B Common Stock, $.01 Par Value	10,727,073

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements.
RUSH ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2011 AND DECEMBER 31, 2010
(In Thousands, Except Shares)

	September 30,	December 31,
	2011	2010
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$183,245	$168,976
Accounts receivable, net	73,313	43,513
Inventories, net	524,397	321,933
Prepaid expenses and other	5,338	14,104
Deferred income taxes, net	10,843	10,281

Total current assets	797,136	558,807

Investments	6,628	7,575

Property and equipment, net	458,178	445,919

Goodwill, net	176,329	150,388

Other assets, net	46,907	5,244

Total assets	$1,485,178	$1,167,933

Liabilities and shareholders’ equity
Current liabilities:
Floor plan notes payable	$424,157	$237,810
Current maturities of long-term debt	58,249	62,279
Current maturities of capital lease obligations	10,013	7,971
Trade accounts payable	54,446	37,933
Accrued expenses	86,827	69,036

Total current liabilities	633,692	415,029

Long-term debt, net of current maturities	228,328	189,850
Capital lease obligations, net of current maturities	33,365	34,231
Other long-term liabilities	2,149	364
Deferred income taxes, net	79,606	63,540

Shareholders’ equity:
Preferred stock, par value $.01 per share; 1,000,000 shares authorized; 0 shares outstanding in 2011 and 2010	—	—
Common stock, par value $.01 per share; 60,000,000 class A shares and 20,000,000 class B shares authorized; 27,218,492 class A shares and 10,726,072 class B shares outstanding in 2011; and 26,798,707 class A shares and 10,700,044 class B shares outstanding in 2010	396	391
Additional paid-in capital	204,707	195,747
Treasury stock, at cost: 1,639,843 class B shares	(17,948)	(17,948)
Retained earnings	322,781	286,951
Accumulated other comprehensive loss, net of tax	(1,898)	(222)

Total shareholders’ equity	508,038	464,919

Total liabilities and shareholders’ equity	$1,485,178	$1,167,933

The accompanying notes are an integral part of these consolidated financial statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Revenues:
New and used commercial vehicle sales	$487,324	$248,324	$1,231,439	$620,237
Parts and service	182,585	136,095	498,532	356,452
Lease and rental	21,436	18,254	60,984	48,541
Finance and insurance	2,902	2,182	7,614	5,714
Other	2,198	986	5,962	4,024

Total revenue	696,445	405,841	1,804,531	1,034,968
Cost of products sold:
New and used commercial vehicle sales	452,919	228,864	1,147,987	570,027
Parts and service	111,849	83,190	304,014	218,041
Lease and rental	17,889	15,590	50,842	41,461

Total cost of products sold	582,657	327,644	1,502,843	829,529

Gross profit	113,788	78,197	301,688	205,439
Selling, general and administrative	79,714	60,392	224,715	165,677
Depreciation and amortization	5,771	4,068	14,492	11,291
Gain (loss) on sale of assets	25	(5)	457	(9)

Operating income	28,328	13,732	62,938	28,462
Interest expense, net	1,894	1,357	4,694	4,051

Income from continuing operations before taxes	26,434	12,375	58,244	24,411
Provision for income taxes	10,389	4,344	22,414	9,042

Income from continuing operations	16,045	8,031	35,830	15,369
Income from discontinued operations, net of tax	—	6,128	—	6,715

Net income	$16,045	$14,159	$35,830	$22,084

Earnings per common share — Basic:
Income from continuing operations	$.42	$.22	$.95	$.41
Net income	$.42	$.38	$.95	$.59
Earnings per common share — Diluted:
Income from continuing operations	$.41	$.21	$.92	$.40
Net income	$.41	$.37	$.92	$.58

Weighted average shares outstanding:
Basic	37,932	37,350	37,796	37,271
Diluted	38,959	38,198	38,955	38,087
The accompanying notes are an integral part of these consolidated financial statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2011	2010

Cash flows from operating activities:
Net income	$35,830	$22,084
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	41,220	33,205
Gain on sale of property and equipment	(457)	(34)
Gain on disposition of equipment centers	—	(10,091)
Stock-based compensation expense related to stock options and employee stock purchases	4,756	3,583
Provision (benefit) for deferred income tax expense	16,560	1,488
Excess tax benefits from stock-based compensation	(1,244)	(232)
Change in accounts receivable, net	(29,536)	(24,623)
Change in inventories	(161,532)	(68,307)
Change in prepaid expenses and other, net	8,813	98
Change in trade accounts payable	16,513	14,931
Change in accrued expenses	18,580	24,149

Net cash (used in) operating activities	(50,497)	(3,749)

Cash flows from investing activities:
Acquisition of property and equipment	(100,382)	(44,643)
Proceeds from the sale of property and equipment	10,526	221
Business acquisitions	(60,038)	(33,674)
Proceeds from disposition of equipment centers	—	26,234
Change in other assets	(82)	(985)

Net cash (used in) investing activities	(149,976)	(52,847)

Cash flows from financing activities:
Draws on floor plan notes payable, net	186,347	58,297
Proceeds from long-term debt	86,662	46,262
Principal payments on long-term debt	(52,214)	(41,834)
Principal payments on capital lease obligations	(10,166)	(5,692)
Debt issuance costs	(96)	(160)
Excess tax benefits from stock-based compensation	1,244	232
Proceeds from issuance of shares relating to employee stock options and employee stock purchases	2,965	1,298

Net cash provided by financing activities	214,742	58,403

Net increase in cash and cash equivalents	14,269	1,807

Cash and cash equivalents, beginning of period	168,976	149,095

Cash and cash equivalents, end of period	$183,245	$150,902

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$10,573	$9,874

Income taxes, net of refunds	$(2,709)	$3,749

Noncash investing activities:
Note receivable related to disposition of equipment centers	$—	$4,750

Assets acquired under capital leases	$11,342	$8,261

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
2 — Goodwill and Other Intangible Assets
In August 2011, the Company determined that the SAP enterprise software and SAP dealership management system were ready for their intended use, placed them in service and began amortization of the capitalized costs of the software. The total capitalized costs of $42.5 million are recorded on the Consolidated Balance Sheet in Other Assets, net of accumulated amortization of $0.5 million. The SAP software will be amortized over a period of 15 years. The Company is currently operating several Rush Truck Centers in Texas and a majority of its leasing operations on the SAP enterprise software and SAP dealership management system. The Company plans to convert all of its Rush Truck Centers and leasing operations to the SAP enterprise software and SAP dealership management system over the next three years.
Goodwill is the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations accounted for under the purchase method. The Company does not amortize goodwill, but tests goodwill for impairment annually in the fourth quarter, or when indications of potential impairment exist. These indicators would include a significant change in operating performance, the discontinuance of operations by certain manufacturers the Company represents, or a planned sale or disposition of a significant portion of the business, among other factors. The Company tests for goodwill impairment utilizing a fair value approach at the reporting unit level. A reporting unit is an operating segment, for which discrete financial information is prepared and regularly reviewed by segment management. The Company has deemed that its reporting unit is its operating segment, the Truck segment, which is the level at which segment management regularly reviews operating results and makes resource allocation decisions. The Construction Equipment segment is no longer reported as a separate business segment because the Company sold its John Deere construction equipment business in the third quarter of 2010. See Note 11 for further discussion of the sale of the construction equipment business.
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

The following table sets forth the change in the carrying amount of goodwill for the Company for the period ended September 30, 2011:

Balance December 31, 2010	$150,388
Acquisition of Asbury Automotive Atlanta, L.L.C.(See Note 9)	24,824
Acquisition of Heintzelman’s Truck Center (See Note 9)	1,050
Other	67

Balance September 30, 2011	$176,329

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
4 — Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Numerator:
Numerator for basic and diluted earnings per share, income from continuing operations available to common shareholders	$16,045,000	$8,031,000	$35,830,000	$15,369,000

Denominator:
Denominator for basic earnings per share, adjusted weighted average shares outstanding	37,932,300	37,349,899	37,796,072	37,271,416
Effect of dilutive securities:
Employee and director stock options and restricted share awards	1,026,598	848,479	1,159,396	815,593

Denominator for diluted earnings per share, adjusted weighted average shares outstanding and assumed conversions	38,958,898	38,198,378	38,955,468	38,087,009

Basic earnings per common share from continuing operations	$0.42	$0.22	$0.95	$0.41

Diluted earnings per common share and common share equivalents from continuing operations	$0.41	$0.21	$0.92	$0.40

Options to purchase shares of common stock that were outstanding for the three months and nine months ended September 30, 2011 and 2010 that were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive are as follows:

	Three Months Ended		Nine months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Anti-dilutive options	684,645	990,330	536,100	985,830

5 — Stock Options and Restricted Stock Awards
Valuation and Expense Information
The Company accounts for stock-based compensation in accordance with Accounting Standards Codification (“ASC”) 718-10, “Compensation — Stock Compensation,” which requires the measurement and recognition of compensation expense for all share-based payment awards made to the Company’s employees and directors including employee stock options, restricted share awards and employee stock purchases related to the Employee Stock Purchase Plan based on estimated fair values. Stock-based compensation expense, calculated using the Black-Scholes option-pricing model and included in selling, general and administrative expense, was $0.9 million for the three months ended September 30, 2011, and $0.7 million for the three months ended September 30, 2010. Stock-based compensation expense, included in selling, general and administrative expense, for the nine months ended September 30, 2011, was $4.8 million and for the nine months ended September 30, 2010, was $3.6 million. As of September 30, 2011, there was $8.3 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements to be recognized over a weighted-average period of 3.3 years.
6 — Financial Instruments and Fair Value
Certain methods and assumptions were used by the Company in estimating the fair value of financial instruments at September 30, 2011. The carrying value of current assets and current liabilities approximates the fair value due to the short maturity of these items.
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
As of September 30, 2011, the Company held auction rate securities with underlying tax-exempt municipal bonds that mature in 2030 that have a fair value of $6.6 million and a cost basis of $7.6 million. These bonds have credit wrap insurance and a credit rating of Aa3 by Moody’s.
As of September 30, 2011, the Company has valued these investments at fair value. The Company used observable inputs to determine fair value, including consideration of broker quotes, the overall quality of the underlying municipality, the credit quality of the insurance company, and observable transactions. Accordingly, the Company has considered this fair value to be a Level 2 valuation under ASC 820-10, “Fair Value Measurements and Disclosures.” In the second quarter of 2011, the Company recorded a pre-tax impairment charge of $1.0 million on these investments. The Company believes that the impairment is temporary and has recognized the impairment in accumulated other comprehensive loss.

The table below presents disclosures about the financial instruments measured at fair value on a recurring basis in the Company’s financial statements as of September 30, 2011 and December 31, 2010 (in millions):

	At September 30, 2011
		Fair Value Estimated Using
	Cost Basis	Level 1	Level 2	Level 3
	Amount	Inputs	Inputs	Inputs
Investment in auction rate securities	$7,575	$—	$6,628	$—

	At December 31, 2010
		Fair Value Estimated Using
	Cost Basis	Level 1	Level 2	Level 3
	Amount	Inputs	Inputs	Inputs
Investment in auction rate securities	$7,575	$—	$7,575	$—
Interest Rate Swap Agreements
The Company has entered into swap agreements to hedge against the potential impact of increases in interest rates on its floating-rate real estate debt instruments. Swap agreements that hedge exposures to changes in interest rates expose us to credit risk and market risk. Credit risk is the potential failure of the counterparty to perform under the terms of the swap agreement. The Company attempts to minimize this risk by entering into transactions with high-quality counterparties. Market risk is the potential adverse effect on the value of the swap agreement that results from a decline in interest rates. The market risk associated with interest-rate contracts is managed by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken.
At September 30, 2011, the Company had an aggregate $45.0 million notional amount of interest rate swap contracts, which have been designated as cash flow hedges, to pay fixed rates of interest and receive a floating interest rate based on LIBOR. The fixed interest rates specified in the interest rate swap contracts become effective on or about January 1, 2012. The Company’s interest rate swaps qualify for cash flow hedge accounting treatment. Unrealized gains or losses are recorded in accumulated other comprehensive loss. Realized gains and losses will be recognized in interest expense, if they occur. Amounts to be received or paid under the contracts will be recognized as interest expense over the life of the contracts. There was no ineffectiveness for these swaps during the quarters ended September 30, 2010 and September 30, 2011.
The fair value of cash flow swaps is calculated as the present value of expected future cash flows, determined on the basis of forward interest rates and present value factors. As such, the carrying amounts for these swaps are designated to be Level 2 fair values and totaled $2.1 million as of September 30, 2011. The carrying value of these swaps is included in Other Long-Term Liabilities on the accompanying Consolidated Balance Sheet as of September 30, 2011.
As of September 30, 2011, the Company was party to derivative financial instruments as described in the following table (in thousands):

		Fixed
	Notional	Interest
Agreement	Amount	Rate	Expiration Date	Fair Value

Interest Rate Swap	$2,196	5.075%	July 1, 2015	$(96)
Interest Rate Swap	4,536	5.075%	July 1, 2015	(198)
Interest Rate Swap	7,847	5.39%	December 31, 2014	(339)
Interest Rate Swap	1,517	5.39%	December 31, 2014	(66)
Interest Rate Swap	2,700	5.39%	December 31, 2014	(117)
Interest Rate Swap	6,109	5.39%	December 31, 2014	(264)
Interest Rate Swap	5,616	5.38%	June 29, 2015	(311)
Interest Rate Swap	864	5.29%	June 30, 2015	(45)
Interest Rate Swap	1,656	5.29%	June 30, 2015	(87)
Interest Rate Swap	8,352	5.29%	June 30, 2015	(437)
Interest Rate Swap	720	5.29%	June 30, 2015	(38)
Interest Rate Swap	2,894	5.29%	June 30, 2015	(151)

Fair values of derivative instruments are on the accompanying Consolidated Balance Sheet as of September 30, 2011 (in thousands):

Derivatives Designated as	Asset Derivatives		Liability Derivatives
Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Interest Rate Swaps	—	—	Other Long-Term Liabilities	$2,149
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
The Company accounted for intersegment sales and transfers as if the sales or transfers were to third parties, that is, at current market prices. There were no material intersegment sales during the quarters or nine months ended September 30, 2011 and 2010.
The following table contains summarized information about reportable segment revenue, segment income or loss from continuing operations and segment assets for the periods ended September 30, 2011 and 2010 (in thousands):

	Truck
	Segment	All Other	Totals

As of and for the three months ended September 30, 2011

Revenues from external customers	$691,469	$4,976	$696,445
Segment income from continuing operations before taxes	26,875	(441)	26,434
Segment assets	1,459,161	26,017	1,485,178

For the nine months ended September 30, 2011

Revenues from external customers	$1,791,099	$13,432	$1,804,531
Segment income from continuing operations before taxes	59,481	(1,237)	58,244

As of and for the three months ended September 30, 2010

Revenues from external customers	$401,890	$3,951	$405,841
Segment income from continuing operations before taxes	12,838	(463)	12,375
Segment assets	1,112,454	32,270	1,144,724

For the nine months ended September 30, 2010

Revenues from external customers	$1,023,321	$11,647	$1,034,968
Segment income from continuing operations before taxes	25,185	(774)	24,411
Revenues from segments below the quantitative thresholds are attributable to three operating segments of the Company. Those segments include a retail tire company, an insurance agency and a guest ranch operation. None of those segments has ever met any of the quantitative thresholds for determining reportable segments.

8 — Income Taxes
The Company included accruals for unrecognized income tax benefits totaling $1.5 million as a component of accrued liabilities as of September 30, 2011, and December 31, 2010. The unrecognized tax benefits of $1.5 million at September 30, 2011, if recognized, would impact the Company’s effective tax rate. An unfavorable settlement would require a charge to income tax expense and a favorable resolution would be recognized as a reduction to income tax expense. As of September 30, 2011, the Company has accrued interest of $130,000 related to unrecognized tax benefits in the current provision for income taxes. No amounts were accrued for penalties.
The Company does not anticipate a significant change in the amount of unrecognized tax benefits in the next 12 months. As of September 30, 2011, the tax years ended December 31, 2008 through 2011 remained subject to audit by federal tax authorities and the tax years ended December 31, 2006 through 2011, remained subject to audit by various state tax authorities.
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

	March 31,		September 30,
	2011	Adjustment	2011
Inventory	$21,004		$21,004
Property and equipment	11,841	$(1,970)	9,871
Prepaid expenses	41		41
Accrued expenses	(453)		(453)
Goodwill	22,854	1,970	24,824

Total	$55,287		$55,287

As the values of these assets and liabilities are preliminary in nature, they are subject to adjustment as additional information is obtained about the facts and circumstances that existed at the acquisition date. When the valuation is final, any changes to the preliminary valuation of acquired assets and liabilities could result in adjustments to identified intangibles and goodwill. The adjustment to the purchase price allocation in the second quarter relates to the finalization of real estate appraisals for property acquired. All of the goodwill acquired in the Nalley Motor Trucks acquisition will be amortized over 15 years for tax purposes.

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
10 — Comprehensive Income
The following table provides a reconciliation of net income to comprehensive income (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
Net income	$16,045	$14,159	$35,830	$22,084
Other comprehensive loss:
Change in fair value of cash flow swaps, net of tax	(596)	(680)	(1,089)	(680)
Unrealized loss on available-for-sale securities, net of tax	—	—	(587)	—

Comprehensive income	$15,449	$13,479	$34,154	$21,404

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
Net sales and earnings before income taxes related to the discontinued business were as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010

Net Sales	$—	$7,563	$—	$25,772

Earnings before income taxes:
Results of operations from discontinued operations before income taxes	—	(95)	—	917
Gain on disposition		10,091		10,091
Income tax (expense)	—	(3,868)	—	(4,293)

Net income from discontinued operations	$—	$6,128	$—	$6,715

Basic earnings per common share from discontinued operations, net of tax	$—	$.16	$—	$.18
Diluted earnings per common share and common share equivalents from discontinued operations, net of tax	$—	$.16	$—	$.18

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Certain statements contained in this Form 10-Q (or otherwise made by the Company or on the Company’s behalf from time to time in other reports, filings with the Securities and Exchange Commission, news releases, conferences, website postings or otherwise) that are not statements of historical fact constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended (the “Exchange Act”), notwithstanding that such statements are not specifically identified. Forward-looking statements include statements about the Company’s financial position, business strategy and plans and objectives of management of the Company for future operations. These forward-looking statements reflect the best judgments of the Company about the future events and trends based on the beliefs of the Company’s management as well as assumptions made by and information currently available to the Company’s management. Use of the words “may,” “should,” “continue,” “plan,” “potential,” “anticipate,” “believe,” “estimate,” “expect” and “intend” and words or phrases of similar import, as they relate to the Company or its subsidiaries or Company management, are intended to identify forward-looking statements but are not the exclusive means of identifying such statements. Forward-looking statements reflect the current view of the Company with respect to future events and are subject to risks and uncertainties that could cause actual results to differ materially from those in such statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, those set forth under Item 1A—Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, future supply and demand for our products and services, general economic conditions, market conditions in the new and used commercial vehicle markets, our relationships with key customers and manufacturers we represent, the interest rate environment, governmental regulation and supervision, seasonality, product introductions and acceptance, changes in industry practices, one-time events and other factors described herein and in the Company’s quarterly and other reports filed with the Securities and Exchange Commission (collectively, “Cautionary Statements”). Although the Company believes that its expectations are reasonable, it can give no assurance that such expectations will prove to be correct. Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described in any forward-looking statements. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the applicable Cautionary Statements. All forward-looking statements speak only as the date on which they are made and the Company undertakes no duty to update or revise any forward-looking statements.
The following comments should be read in conjunction with the Company’s consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q.
Note Regarding Trademarks Commonly Used in the Company’s Filings
Peterbilt® is a registered trademark of Peterbilt Motors Company. PACCAR® is a registered trademark of PACCAR, Inc. GMC® is a registered trademark of General Motors Corporation. Hino® is a registered trademark of Hino Motors, Ltd. UD® is a registered trademark of UD Truck North America, Ltd. Isuzu® is a registered trademark of Isuzu Motors Limited. John Deere® is a registered trademark of Deere & Company. Kenworth® is a registered trademark of PACCAR, Inc. doing business as Kenworth Truck Company. Volvo® is a registered trademark of Volvo Trademark Holding AB. Freightliner® is a registered trademark of Freightliner Corporation. Mack® is a registered trademark of Mack Trucks, Inc. Navistar® is a registered trademark of Navistar International Corporation. Caterpillar® is a registered trademark of Caterpillar, Inc. PacLease® is a registered trademark of PACCAR Leasing Corporation. CitiCapital® is a registered trademark of Citicorp. Ford® is a registered trademark of Ford Motor Company. Cummins® is a registered trademark of Cummins Intellectual Property, Inc. Eaton® is a registered trademark of Eaton Corporation. Arvin Meritor® is a registered trademark of Meritor Technology, Inc. JPMorgan Chase® is a registered trademark of JP Morgan Chase & Co. SAP® is a registered trademark of SAP Aktiengesellschaft. International® is a registered trademark of Navistar International Transportation Corp. Blue Bird® is a registered trademark of Blue Bird Investment Corporation. Autocar® is a registered trademark of Shem, LLC. IC Bus® is a registered trademark of IC Bus, LLC. Collins Bus Corporation® is a registered trademark of Collins Bus Corporation. Fuso® is a registered trademark of Mitsubishi Fuso Truck and Bus Corporation. Workhorse® is a registered trademark of Workhorse Custom Chassis, LLC.
General
Rush Enterprises, Inc. was incorporated in Texas in 1965 and consists of one reportable segment, the Truck Segment. The Company conducts business through numerous subsidiaries, all of which it wholly owns, directly or indirectly. Its principal offices are located at 555 IH 35 South, Suite 500, New Braunfels, Texas 78130.
The Company is a full-service, integrated retailer of commercial vehicles and related services. The Truck Segment operates a regional network of commercial vehicle dealerships under the name “Rush Truck Centers.” Rush Truck Centers sell and provide aftermarket services to commercial vehicles manufactured by Peterbilt, International, Hino, UD, Ford, Isuzu, Mitsubishi Fuso, IC Bus or Blue Bird. Through its strategically located network of Rush Truck Centers, the Company provides one-stop service for the needs of its commercial vehicle customers, including retail sales of new and used commercial vehicles, aftermarket parts sales, service and repair facilities, and financing, leasing and rental, and insurance products.

The Company’s Rush Truck Centers are principally located in high traffic areas throughout the United States. Since commencing operations as a Peterbilt heavy-duty truck dealer in 1966, the Company has grown to operate 65 Rush Truck Centers in Alabama, Arizona, California, Colorado, Florida, Georgia, Idaho, New Mexico, North Carolina, Oklahoma, Oregon, Tennessee, Texas and Utah.
Our goal is to provide our customers with custom solutions to improve their businesses utilizing a wide array of products and services through our integrated dealer network. We intend to continue to implement our business strategy, reinforce customer loyalty and remain a market leader by continuing to grow our network of Rush Truck Centers as we extend our geographic focus through strategic acquisitions of new locations and expansions of our existing facilities and product lines.
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
Goodwill is reviewed for impairment utilizing a two-step process. The first step requires the Company to compare the fair value of the reporting unit, which is the same as the segment, to the respective carrying value. The Company considers its segment to be a reporting unit for purposes of this analysis. If the fair value of the reporting unit exceeds its carrying value, the goodwill is not considered impaired. If the carrying value is greater than the fair value, there is an indication that impairment may exist and a second step is required. In the second step of the analysis, the implied fair value of the goodwill is calculated as the excess of the fair value of a reporting unit over the fair values assigned to its assets and liabilities. If the implied fair value of goodwill is less than the carrying value of the reporting unit’s goodwill, the difference is recognized as an impairment loss.
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

Results of Operations
The following discussion and analysis includes the Company’s historical results of operations for the three months and nine months ended September 30, 2011 and 2010.
The following table sets forth for the periods indicated certain financial data as a percentage of total revenues:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Revenue:
New and used commercial vehicle sales	70.0%	61.3%	68.3%	59.9%
Parts and service sales	26.2	33.5	27.6	34.4
Lease and rental	3.1	4.5	3.4	4.7
Finance and insurance	0.4	0.5	0.4	0.6
Other	0.3	0.2	0.3	0.4

Total revenues	100.0	100.0	100.0	100.0
Cost of products sold:
New and used commercial vehicle sales	65.0	56.4	63.7	55.1
Parts and service sales	16.1	20.5	16.8	21.1
Lease and rental	2.6	3.8	2.8	4.0

Total cost of products sold	83.7	80.7	83.3	80.2

Gross profit	16.3	19.3	16.7	19.8
Selling, general and administrative	11.4	14.9	12.4	16.0
Depreciation and amortization	0.8	1.0	0.8	1.1
Gain on sale of assets	0.0	0.0	0.0	0.0

Operating income	4.1	3.4	3.5	2.7
Interest expense, net	0.3	0.3	0.3	0.4

Income from continuing operations before income taxes	3.8	3.1	3.2	2.3
Provision for income taxes	1.5	1.1	1.2	0.9

Income from continuing operations	2.3	2.0	2.0	1.4
Income from discontinued operations	0.0	1.5	0.0	0.6

Net income	2.3%	3.5%	2.0%	2.0%

The following table sets forth for the periods indicated the percent of gross profit by revenue source:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Gross Profit:
New and used commercial vehicle sales	30.2%	24.9%	27.7%	24.4%
Parts and service sales	62.2	67.6	64.4	67.4
Lease and rental	3.1	3.4	3.4	3.4
Finance and insurance	2.6	2.8	2.5	2.8
Other	1.9	1.3	2.0	2.0

Total gross profit	100.0%	100.0%	100.0%	100.0%

The following table sets forth the unit sales and revenue for new heavy-duty, new medium-duty, new light-duty and used commercial vehicles and the absorption rate (revenue in millions):

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
	2011	2010	Change	2011	2010	Change
Vehicle unit sales:
New heavy-duty vehicles	2,472	1,283	92.7%	6,180	3,065	101.6%
New medium-duty vehicles	1,427	650	119.5%	3,758	2,040	84.2%
New light-duty vehicles	301	28	975.0%	727	81	797.5%

Total new vehicle unit sales	4,200	1,961	114.2%	10,665	5,186	105.6%

Used vehicles	1,170	899	30.1%	3,434	2,474	38.8%

Vehicle revenue:
New heavy-duty vehicles	$324.6	$163.8	98.2%	$798.2	$386.6	106.5%
New medium-duty vehicles	99.3	45.8	116.8%	260.1	132.1	96.9%
New light-duty vehicles	9.4	1.1	754.5%	23.6	2.9	713.8%

Total new vehicle revenue	$433.3	$210.7	105.6%	$1,081.9	$521.6	107.4%

Used vehicle revenue	$51.8	$37.4	38.5%	$145.5	$97.5	49.2%

Other vehicle revenue:(1)	$2.2	$0.2	1000.0%	$4.0	$1.1	263.6%

Absorption rate:	115.8%	109.1%	6.1%	112.8%	103.9%	8.6%

(1)	Includes sales of truck bodies, trailers and other new equipment.
Key Performance Indicator
Absorption Rate
Management uses several performance metrics to evaluate the performance of its commercial vehicle dealerships, and considers Rush Truck Centers’ “absorption rate” to be of critical importance. Absorption rate is calculated by dividing the gross profit from the parts, service and body shop departments by the overhead expenses of all of a dealership’s departments, except for the selling expenses of the new and used commercial vehicle departments and carrying costs of new and used commercial vehicle inventory. When 100% absorption is achieved, then gross profit from the sale of a commercial vehicle, after sales commissions and inventory carrying costs, directly impacts operating profit. In 1999, the Company’s truck dealerships’ absorption rate was approximately 80%. The Company has made a concerted effort to increase its absorption rate since 1999. The Company’s truck dealerships achieved a 115.8% absorption rate for the third quarter of 2011 and a 112.8% absorption rate for the nine months ended September 30, 2011.
Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010
The Company achieved the highest quarterly pre-tax income in the Company’s history during the three months ended September 30, 2011. These record results validate the Company’s efforts to build an organization with a diversified earnings base that is less dependent on the highly cyclical Class 8 truck sales market. For 15 years, the Company has worked to position itself as the premier service solutions provider to the commercial vehicle industry rather than simply a retailer of Class 8 trucks. To accomplish this, the Company focused on expanding its capabilities in less cyclical aftermarket operations, broadening the depth of its commercial vehicle product offerings and expanding its network of Rush Truck Centers.
Once primarily focused on Peterbilt Class 8 truck sales, the Company’s commercial vehicle product line now includes medium-duty and light duty trucks, buses and vocational specialty vehicles such as oilfield vehicles, refuse trucks, tow trucks and truck-mounted cranes. The expansion of the Company’s commercial vehicle product offering has allowed the Company to expand the aftermarket services it provides to a more diverse customer base. The Company’s aftermarket capabilities now include a wide range of products and services, including a fleet of mobile service units, mobile technicians who staff customers’ facilities, a proprietary line of parts and accessories, new diagnostic and analysis capabilities, factory certified service for alternative fuel vehicles and assembly service for specialized bodies and equipment. The Company has invested in facilities, equipment and training to enable it to offer a wider range of higher margin aftermarket products and services to its broader customer base.

The Company has a proven track record of growth through acquisitions and additions of dealerships within its current areas of responsibility. Acquisitions and growth within the Company’s existing areas of responsibility have created geographic diversity that allows it to withstand regional economic downturns and expand service capabilities that better match the footprint of its customer base. Subsidiaries of the Company recently entered into definitive purchase agreements to acquire certain assets of West Texas Peterbilt, which has five locations in West Texas, and Peck Road Ford in Whittier, California. Both acquisitions are scheduled to close in the fourth quarter. The acquisition of West Texas Peterbilt will expand the Company’s representation of Peterbilt in Texas to include the entire state.
The Company also continues to invest in improvements to its existing network of Rush Truck Centers. The Company will relocate its dealerships in Ft. Worth, Texas and Orlando, Florida by the end of 2011, and will relocate its Phoenix, Arizona dealership in early 2012. In the fourth quarter, the Company will also open a new Rush Bus Center in Houston to allow it to better serve its bus customers in the Houston market. The Company recently leased a 237,000 square foot facility in Houston to support demand for oilfield vehicle preparation and service, and established a new 50,000 square foot modification center in the Dallas area that will provide aftermarket services on all makes of trucks.
The Company’s overall parts, service and body shop sales increased 34.2% in the third quarter of 2011 compared to the third quarter of 2010. This contributed to the Company achieving an absorption rate of 115.8% for the quarter ended September 30, 2011.
The Company increased deliveries of Class 8 trucks by 92.7% in the third quarter of 2011 compared to the third quarter of 2010. The Company and industry analysts expect a strong recovery in commercial vehicle retail sales in 2011, 2012 and 2013. A.C.T. Research Co., LLC (“A.C.T. Research”), a truck industry data and forecasting service provider, currently predicts U.S. retail sales of Class 8 trucks of approximately 172,200 units in 2011, 214,000 units in 2012, and 245,000 units in 2013, compared to 110,109 units in 2010.
The Company increased deliveries of new medium-duty vehicles by 119.5% in the third quarter of 2011, compared to the third quarter of last year. A.C.T. Research currently predicts U.S. retail sales of Class 4, 5, 6, and 7 medium-duty commercial vehicles of approximately 144,000 units in 2011, a 24.2% increase from the number of units sold in 2010, 163,000 units in 2012, and 188,000 in 2013.
Revenues
Revenues increased $290.6 million, or 71.6%, in the third quarter of 2011, compared to the third quarter of 2010. Sales of new and used commercial vehicles increased $239.0 million, or 96.2%, in the third quarter of 2011, compared to the third quarter of 2010. Our parts, service and body shop revenues increased 34.2% in the third quarter of 2011 compared to 2010. Demand for commercial vehicles has increased as general economic conditions in the United States have improved and credit is being made available on reasonable terms to a wider range of buyers.
Parts and service sales increased $46.5 million, or 34.2%, in the third quarter of 2011 compared to the third quarter of 2010. As commercial vehicle utilization remains high, the Company expects parts, service and body shop sales to continue to remain strong through 2012. The increase in parts and service sales is largely the result of continued aging of commercial vehicles in operation and strong activity by our energy sector customers. The Company expects this level of activity to continue and remains focused on expanding aftermarket product and service offerings.
The Company sold 2,472 heavy-duty trucks in the third quarter of 2011, a 92.7% increase compared to 1,283 heavy-duty trucks in the third quarter of 2010. According to A.C.T. Research, the U.S. Class 8 truck market increased 56.0% in the third quarter of 2011 compared to the third quarter of 2010. The Company’s share of the U.S. Class 8 truck retail sales market was approximately 4.3% in 2010. The Company expects its market share to range between 5.0% and 5.3% of U.S. Class 8 truck sales in 2011. This market share percentage would result in the sale of approximately 8,600 to 9,100 of Class 8 trucks in 2011 based on A.C.T. Research’s current estimate that U.S. retail sales will increase to 172,200 units in 2011. The Company’s ability to sell this many trucks may be limited by manufacturer and component suppliers’ ability to maintain or increase production over current levels to meet customer demand.
The Company sold 1,427 medium-duty commercial vehicles, including 253 buses, in the third quarter of 2011. This represented a 119.5% increase compared to 650 medium-duty commercial vehicles, including 137 buses, in the third quarter of 2010. Medium-duty commercial vehicle sales continued to be negatively impacted by supply issues faced by several medium-duty truck manufacturers. The Company expects these supply issues to be resolved during the fourth quarter of 2011 and, accordingly, medium-duty commercial vehicle sales to increase in the fourth quarter of 2011 and into 2012. A.C.T. Research estimates that unit sales of Class 4 through 7 commercial vehicles in the U.S. increased approximately 33.0% in the third quarter of 2011 compared to the third quarter of 2010. In 2010, the Company achieved a 2.5% share of the Class 4 through 7 commercial vehicle sales market in the U.S. As a result of acquisitions that occurred during 2010 and the first quarter of 2011, the Company expects its market share to range between 3.5% and 3.8% of U.S. Class 4 through 7 commercial vehicle sales in 2011. This market share percentage would result in the sale of approximately 5,000 to 5,500 of Class 4 through 7 commercial vehicles in 2011 based on A.C.T. Research’s current U.S. retail sales estimates of 144,000 units.

The Company sold 1,170 used commercial vehicles in the third quarter of 2011, a 30.1% increase compared to 899 used commercial vehicles in the third quarter of 2010. The Company expects to sell approximately 4,200 to 4,500 used commercial vehicles in 2011. The Company expects used commercial vehicle sales to be largely dependent upon our ability to acquire quality used commercial vehicles and maintain an adequate used commercial vehicle inventory throughout 2011.
Truck lease and rental revenues increased $3.2 million, or 17.4%, in the third quarter of 2011 compared to the third quarter of 2010. The increase in lease and rental revenue is consistent with management’s expectations, which are based upon the increased number of units put into service in the lease and rental fleet during 2010 and increased rental fleet utilization. The Company expects lease and rental revenue to increase 17% to 20% during 2011, compared to 2010 based on the increase of units in the lease and rental fleet and the acquisition of Lake City International in May 2010.
Finance and insurance revenues increased $0.7 million, or 33.0%, in the third quarter of 2011 compared to the third quarter of 2010. The increase in finance and insurance revenue is a direct result of the increase in new and used commercial vehicle sales. The Company expects finance and insurance revenue to fluctuate proportionately with the Company’s new and used commercial vehicle sales in 2011. Finance and insurance revenues have limited direct costs and, therefore, contribute a disproportionate share of the Company’s operating profits.
Other revenue increased $1.2 million in the third quarter of 2011 compared to the third quarter of 2010. Other revenue consists primarily of the gain on sale realized on commercial vehicles from the lease and rental fleet, document fees related to commercial vehicle sales, mineral royalties and purchase discounts.
Gross Profit
Gross profit increased $35.6 million, or 45.5%, in the third quarter of 2011 compared to the third quarter of 2010. Gross profit as a percentage of sales slightly decreased to 16.3% in the third quarter of 2011 from 19.3% in the third quarter of 2010. This decrease in gross profit as a percentage of sales is primarily a result of a change in our product sales mix. Commercial vehicle sales, a lower margin revenue item, increased as a percentage of total revenue to 70.0% in 2011, from 61.3% in 2010. Parts and service revenue, a higher margin revenue item, decreased as a percentage of total revenue to 26.2% in 2011, from 33.5% in 2010.
Gross margins from the Company’s parts, service and body shop operations decreased slightly to 38.7% in the third quarter of 2011 from 38.9% in the third quarter of 2010. Gross profit for the parts, service and body shop departments increased to $70.7 million in the third quarter of 2011 from $52.9 million in the third quarter of 2010. The Company expects gross margins on parts, service and body shop operations to be about 39% in 2011.
Gross margins on Class 8 truck sales decreased slightly to 7.4% in the third quarter of 2011 from 7.5% in the third quarter of 2010. In 2011, the Company expects overall gross margins from Class 8 truck sales of approximately 6.5% to 7.0%.
Gross margins on medium-duty commercial vehicle sales decreased to 5.0% in the third quarter of 2011 from 5.9% in the third quarter of 2010. Gross margins on medium-duty commercial vehicles are difficult to forecast accurately because gross margins vary significantly depending upon the mix of fleet and non-fleet purchasers and types of medium-duty commercial vehicles sold. For 2011, the Company expects overall gross margins from medium-duty commercial vehicle sales of approximately 4.5% to 5.0%, but this will largely depend upon general economic conditions and the mix of purchasers and types of vehicles sold.
Gross margins on used commercial vehicle sales decreased to 9.1% in the third quarter of 2011 from 11.4% in the third quarter of 2010. The Company expects margins on used commercial vehicles to remain between 8.0% and 10.0%, but this will largely depend upon general economic conditions and the availability of quality used vehicles.
Gross margins from truck lease and rental sales increased to 16.5% in the third quarter of 2011 from approximately 14.6% in the third quarter of 2010. The increase in lease and rental revenue is primarily attributable to increased utilization of vehicles in the Company’s rental fleet and increased variable revenue that is based on the miles that leased vehicles are driven. The Company expects gross margins from lease and rental sales of approximately 16.0% to 18.0%. The Company’s policy is to depreciate its lease and rental fleet using a straight line method over the customer’s contractual lease term. The lease unit is depreciated to a residual value that approximates fair value at the expiration of the lease term. This policy results in the Company realizing reasonable gross margins while the unit is in service and a corresponding gain or loss on sale when the unit is sold at the end of the lease term.

Finance and insurance revenues and other income, as described above, have limited direct costs and, therefore, contribute a disproportionate share of gross profit.
Selling, General and Administrative Expenses
Selling, General and Administrative (“SG&A”) expenses increased $19.3 million, or 32.0%, in the third quarter of 2011 compared to the third quarter of 2010. SG&A expenses as a percentage of total revenue decreased to 11.4% in the third quarter of 2011 from 14.9% in the third quarter of 2010. SG&A expenses as a percentage of total revenue have historically ranged from 10.0% to 15.0%. In general, when new and used commercial vehicle revenue decreases as a percentage of revenue, SG&A expenses as a percentage of total revenue will be at, or exceed, the higher end of this range. Historically low commercial vehicle revenue during 2009 and early 2010, caused SG&A expenses as a percentage of sales to rise above this range. For 2011, the Company expects SG&A expenses as a percentage of total revenue to range from 11.0% to 13.0%. For 2011, the Company expects the selling portion of SG&A expenses to be approximately 25% to 30% of new and used commercial vehicle gross profit. In 2011, the Company expects the general and administrative portion of SG&A expenses to increase by approximately 28.0% to 33.0% primarily due to an expected increase in personnel costs related to increased parts and service business, the full year effect of acquisitions made in 2010 and the first quarter of 2011, and the reinstatement of certain employee benefits. The Company will incur ongoing additional costs of approximately $0.3 million to $0.4 million per month related to implementation of SAP software which includes monthly maintenance fees and training expenses. The SAP software was placed into service in August 2011 and the Company incurred additional costs of $0.6 million for the third quarter of 2011.
Depreciation and Amortization Expense
Depreciation and amortization expense increased $1.7 million, or 41.9%, in the third quarter of 2011 compared to the third quarter of 2010. The increase in depreciation and amortization expense in the third quarter of 2011 was partially due to the acceleration of depreciation of the leasehold improvements related to the relocation of the Company’s dealership in Orlando, Florida. The Company incurred additional amortization expense of approximately $0.5 during the third quarter of 2011 related to the SAP software that was placed into service in August 2011. The Company expects that it will incur amortization expense of approximately $0.2 million per month related to the SAP software development going forward.
Interest Expense, Net
Net interest expense increased $0.5 million, or 39.6%, in the third quarter of 2011 compared to the third quarter of 2010. The Company’s floor plan agreement with GE Capital was modified at the end of 2010, which increased interest rates related to floor plan notes payable, however, net interest expense in 2011 will vary based on inventory levels and cash available for prepayment of floor plan financing. Interest expense will increase by an additional amount of approximately $0.1 million per month due to the fact that the Company discontinued the capitalization of interest on the costs related to the SAP software implementation when the software was placed in service in August 2011.
Income from Continuing Operations before Income Taxes
Income from continuing operations before income taxes increased $14.1 million in the third quarter of 2011 compared to the third quarter of 2010.
Income Taxes
Income taxes increased $6.0 million, or 139.2%, in the third quarter of 2011, compared to the third quarter of 2010. The Company provided for taxes at a 39.3% effective rate in the third quarter of 2011 compared to an effective rate of 38.0% in the third quarter of 2010. The Company expects its effective tax rate to be approximately 39% of pretax income in 2011.
Income from Discontinued Operations, net
Income from discontinued operations, net of income taxes decreased $6.1 million in the third quarter of 2011 compared to the third quarter of 2010. Income from discontinued operations during 2010 included operating results and a gain of $10.1 million on the disposition for the Company’s construction equipment business, which was sold in September 2010.

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010
Unless otherwise stated below, the Company’s variance explanations and future expectations with regard to the items discussed in this section are set forth in the discussion of the “Three Months Ended September 30, 2011, Compared to Three Months Ended September 30, 2010.”
Revenues
Revenues increased $769.6 million, or 74.4%, in the first nine months of 2011, compared to the first nine months of 2010.
Parts and service sales increased $142.1 million, or 39.9%, in the first nine months of 2011, compared to the first nine months of 2010.
The Company sold 6,180 heavy-duty trucks in the first nine months of 2011, a 101.6% increase compared to 3,065 heavy-duty trucks in the first nine months of 2010. According to A.C.T. Research, the U.S. Class 8 truck market increased 49.0% in the first nine months of 2011, compared to the first nine months of 2010.
The Company sold 3,758 medium-duty commercial vehicles, including 760 buses, in the first nine months of 2011, a 84.2% increase compared to 2,040 medium-duty commercial vehicles, including 340 buses in the first nine months of 2010. A.C.T. Research estimates that unit sales of Class 4 through 7 commercial vehicles in the U.S increased approximately 27.0% in the first nine months of 2011, compared to the first nine months of 2010.
The Company sold 3,434 used commercial vehicles in the first nine months of 2011, a 38.8% increase compared to 2,474 used commercial vehicles in the first nine months of 2010.
Truck lease and rental revenues increased $12.4 million, or 25.6%, in the first nine months of 2011, compared to the first nine months of 2010.
Finance and insurance revenues increased $2.0 million, or 33.3%, in the first nine months of 2011, compared to the first nine months of 2010.
Other revenue increased $2.0 million, or 48.2%, in the first nine months of 2011, compared to the first nine months of 2010. Other revenue consists primarily of the gain on sale realized on commercial vehicles from the lease and rental fleet, document fees related to commercial vehicle sales, mineral royalties and purchase discounts.
Gross Profit
Gross profit increased $96.2 million, or 46.9%, in the first nine months of 2011, compared to the first nine months of 2010. Gross profit as a percentage of sales decreased to 16.7% in the first nine months of 2011 from 19.8% in the first nine months of 2010.
Gross margins from the Company’s parts, service and body shop operations increased to 39.0% in the first nine months of 2011, from 38.8% in the first nine months of 2010. Gross profit for the parts, service and body shop departments was $194.5 million in the first nine months of 2011, compared to $138.4 million in the first nine months of 2010.
Gross margins on Class 8 truck sales decreased to 6.9% in the first nine months of 2011, from 7.6% in the first nine months of 2010.
Gross margins on medium-duty commercial vehicle sales decreased to 4.7% in the first nine months of 2011, from 5.9% in the first nine months of 2010.
Gross margins on used commercial vehicle sales decreased to 9.8% in the first nine months of 2011, from 13.2% in the first nine months of 2010.
Gross margins from truck lease and rental sales increased to 16.6% in the first nine months of 2011, from 14.6% in the first nine months of 2010.
Finance and insurance revenues and other income, as described above, has limited direct costs and, therefore, contributes a disproportionate share of gross profit.

Selling, General and Administrative Expenses
SG&A expenses increased $59.0 million, or 35.6%, in the first nine months of 2011, compared to the first nine months of 2010. SG&A expenses as a percentage of sales was 12.5% in the first nine months of 2011 and 16.0% in the first nine months of 2010.
Depreciation and Amortization Expense
Depreciation and amortization expense increased $3.2 million, or 28.4%, in the first nine months of 2011 compared to the first nine months of 2010.
Interest Expense, Net
Net interest expense increased $0.6 million, or 15.9%, in the first nine months of 2011, compared to the first nine months of 2010.
Income from Continuing Operations before Income Taxes
Income from continuing operations before income taxes increased $33.8 million in the first nine months of 2011, compared to the first nine months of 2010.
Provision for Income Taxes
Income taxes increased $13.4 million in the first nine months of 2011, compared to the first nine months of 2010. The Company provided for taxes at a 38.5% rate in the first nine months of 2011, compared to a rate of 39.7% in the first nine months of 2010.
Income from Discontinued Operations, net
Income from discontinued operations, net of income taxes decreased $6.7 million in the first nine months of 2011, compared to the first nine months of 2010. Income from discontinued operations includes operating results and a gain of $10.1 million on the disposition for the Company’s construction equipment business which was sold in September 2010.
Liquidity and Capital Resources
The Company’s short-term cash requirements are primarily for working capital, inventory financing, the improvement and expansion of existing facilities, the development and implementation of SAP enterprise software and dealership management system, and the construction or purchase of new facilities. Historically, these cash requirements have been met through the retention of profits, borrowings under our floor plan arrangements and bank financings. The Company does not expect the absence of cash flows from discontinued operations to materially affect future liquidity and capital resources. As of September 30, 2011, the Company had working capital of approximately $163.4 million, including $183.2 million in cash available to fund our operations. The Company believes that these funds are sufficient to meet our operating requirements for at least the next twelve months.
Available cash is generally invested in variable interest rate instruments in accordance with the Company’s investment policy which is to invest excess funds in a manner that will provide maximum preservation and safety of principal. The portfolio is maintained to meet anticipated liquidity needs of the Company in order to ensure the availability of cash to meet the Company’s obligations and to minimize potential liquidation losses. As of September 30, 2011, the majority of excess cash is maintained in a depository account or invested in a money market fund that invests exclusively in U.S. Treasury bills, notes and other obligations issued or guaranteed by the U.S. Treasury, and repurchase agreements collateralized by such obligations.
The Company has a secured line of credit that provides for a maximum borrowing of $10.0 million. There were no advances outstanding under this secured line of credit at September 30, 2011, however, $7.7 million was pledged to secure various letters of credit related to self-insurance products, leaving $2.3 million available for future borrowings as of September 30, 2011.

The Company’s long-term real estate debt agreements require the Company to satisfy various financial ratios such as the debt to worth ratio, leverage ratio and the fixed charge coverage ratio and certain requirements for tangible net worth and GAAP net worth. At September 30, 2011, the Company was in compliance with all debt covenants related to debt secured by real estate and its floor plan credit agreement. The Company does not anticipate any breach of the covenants in the foreseeable future.
Titan Technology Partners implemented the SAP enterprise software and a new SAP dealership management system for the Company. The total cost of the SAP software and implementation placed in service in August 2011 was $42.5 million. The Company is currently operating several Rush Truck Centers in Texas and a majority of its leasing operations on the SAP enterprise software and SAP dealership management system. The Company plans to convert all of its Rush Truck Centers and leasing operations to the SAP enterprise software and SAP dealership management system over the next three years.
The Company expects to purchase or lease trucks worth approximately $90.0 million for its leasing operations in 2011, depending on customer demand, all of which will be financed. The Company also expects to make capital expenditures for recurring items such as computers, shop tools and equipment and vehicles of approximately $3.0 million to $6.0 million during the remainder of 2011.
The Company currently anticipates funding its capital expenditures relating to the improvement and expansion of existing facilities and recurring expenses, as well as a portion of the construction or purchase of new facilities through its operating cash flow. The Company expects to finance 70% to 80% of the appraised value of any newly constructed or purchased facilities, which will increase the Company’s cash and cash equivalents by that amount.
The Company entered into agreements to purchase certain assets of Peck Road Ford in Whittier, California and West Texas Peterbilt, which has five locations in West Texas. The Company anticipates that the purchase price for the assets of Peck Road Ford and West Texas Peterbilt will be paid in cash and partially financed under the Company’s floor plan and accounts receivable financing arrangements and the incurrence of long-term debt for the real estate. The acquisitions are subject to several closing conditions and are expected to close in the fourth quarter of 2011.
The Company has no other material commitments for capital expenditures as of September 30, 2011, except that the Company will continue to purchase vehicles for its lease and rental division and authorize capital expenditures for improvement and expansion of its existing dealership facilities and construction or purchase of new facilities based on market opportunities.
Cash Flows
Cash and cash equivalents increased by $14.3 million during the nine months ended September 30, 2011, and increased by $1.8 million during the nine months ended September 30, 2010. The major components of these changes are discussed below. Cash flows from discontinued operations are included in the components of the statement of cash flows as described below.
Cash Flows from Operating Activities
Cash flows from operating activities include net income adjusted for non-cash items and the effects of changes in working capital. During the first nine months of 2011, operating activities resulted in net cash used by operations of $50.5 million. Cash provided by operating activities was primarily impacted by the increase in inventories and accounts receivable which was offset by the increase in accounts payable and accrued expenses. Cash flows from operating activities include net income adjusted for non-cash items and the effects of changes in working capital. During the first nine months of 2010, operating activities resulted in net cash used in operations of $3.7 million. Cash used in operating activities was primarily impacted by the increase in inventories and accounts receivable which was offset by the increase in accounts payable and accrued expenses.
Cash flows from operating activities as adjusted for all draws on floor plan notes, except for floor plan related to inventory acquired in business acquisitions, (“Adjusted Cash Flows from Operating Activities”) was $122.6 million for the nine months ended September 30, 2011, and $54.5 million for the nine months ended September 30, 2010. Generally, all vehicle dealers finance the purchase of vehicles with floor plan borrowings. Our agreements with our floor plan provider require us to repay amounts borrowed for the purchase of such vehicles immediately after they are sold. As a result, changes in floor plan notes payable are directly linked to changes in vehicle inventory. However, as reflected in our consolidated statements of cash flows, changes in inventory are recorded as cash flows from operating activities if such inventory is procured in the normal course of business, or as cash flows from investing activities if such inventory is procured as part of a business acquisition, while all draws on floor plan notes are recorded as cash flows from financing activities.
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

Adjusted Cash Flows from Operating Activities is a non-GAAP financial measure and should be considered in addition to, and not as a substitute for, cash flows from operating activities as reported in our consolidated statements of cash flows in accordance with U.S. GAAP. Additionally, this measure may vary among other companies; thus, Adjusted Cash Flows from Operating Activities as presented herein may not be comparable to similarly titled non-GAAP financial measures of other companies. Set forth below is a reconciliation of cash flows from operating activities as reported in our consolidated statement of cash flows, as if all changes in floor plan notes payable, except floor plan changes related to acquisitions, were classified as an operating activity (in thousands).

	Nine Months Ended
	September 30,
	2011	2010
Net cash (used in) operating activities (GAAP)	$(50,497)	$(3,749)
Draws on floor plan notes payable	186,347	58,297
Less: draws on floor plan notes payable related to inventory acquired in business acquisitions	(13,250)	—

Adjusted Cash Flows from Operating Activities (Non-GAAP)	$122,600	$54,548

Cash Flows from Investing Activities
Cash flows used in investing activities consist primarily of cash used for capital expenditures and business acquisitions. During the first nine months of 2011, cash used in investing activities was $150.0 million. Capital expenditures consisted of purchases of property and equipment and improvements to our existing dealership facilities of $95.0 million. Property and equipment purchases during the first nine months of 2011 consisted of $60.0 million for additional units for rental and leasing operations, which was directly offset by borrowings of long-term debt, $17.5 million for transportation equipment and $5.5 million related to the SAP software implementation, including capitalized interest. The Company expects to purchase or lease trucks worth approximately $90.0 million for its leasing operations in 2011, depending on customer demand, all of which will be financed. Cash used in business acquisitions was $60.0 million during the first nine months of 2011 (See Note 9 - Acquisitions of Notes to Consolidated Financial Statements). During the remainder of 2011, the Company expects to make capital expenditures for recurring items such as computers, shop equipment and vehicles of approximately $3.0 million to $6.0 million.
During the first nine months of 2010, cash used in investing activities was $52.8 million. Proceeds from the disposition of the equipment centers were $26.2 million. Capital expenditures consisted of purchases of property and equipment and improvements to our existing dealership facilities of $44.6 million. Property and equipment purchases during the first nine months of 2010 consisted of $27.7 million for additional units for rental and leasing operations, which was directly offset by borrowings of long-term debt. Cash used in business acquisitions was $33.7 million during the first nine months of 2010.
Cash Flows from Financing Activities
Cash flows from financing activities include borrowings and repayments of long-term debt and net proceeds of floor plan notes payable. Cash provided by financing activities was $214.7 million during the first nine months of 2011. The Company had borrowings of long-term debt of $86.7 million and repayments of long-term debt of $52.2 million and repayments of capital lease obligations of $10.2 million during the first nine months of 2011. The Company had net draws on floor plan notes payable of $186.3 million during the first nine months of 2011. The borrowings of long-term debt were primarily related to units for the rental and leasing operations and refinancing of real estate debt.
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
Substantially all of the Company’s commercial vehicle purchases are made on terms requiring payment within 15 days or less from the date the commercial vehicles are invoiced from the factory. We financed substantially all of the purchases of commercial vehicle inventory under our $450.0 million credit agreement with GE Capital. All principal amounts outstanding bear interest at a rate per annum equal to the sum of the LIBOR rate plus 2.95%, which is payable monthly. The credit agreement allows for prepayment of the inventory loans, up to 65% of the aggregate inventory loans outstanding, with monthly adjustments to the interest due. The Company makes monthly interest payments to GE Capital on the amount financed, but is not required to commence loan principal repayments on any vehicle until such vehicle has been financed for 12 months or is sold. On September 30, 2011, the Company had approximately $407.4 million outstanding under its credit agreement with GE Capital.

Navistar Financial Corporation offers a floor plan program that provides an interest free financing period, which varies depending on the commercial vehicle purchased. If the commercial vehicle financed by Navistar is not sold within the interest free finance period, the Company transfers the financed commercial vehicle to the GE Capital credit agreement. On September 30, 2011, the Company had approximately $16.8 million outstanding under the floor plan program with Navistar Financial Corporation.
Backlog
On September 30, 2011, the Company’s backlog of commercial vehicle orders was approximately $696.0 million compared to a backlog of commercial vehicle orders of approximately $217.8 million on September 30, 2010. The Company includes only confirmed orders in its backlog. The delivery time for a custom-ordered commercial vehicle varies depending on the truck specifications and demand for the particular model ordered, however, the Company expects to fill all of its backlog orders during 2011. The Company sells the majority of its new commercial vehicles by customer special order, with the remainder sold out of inventory. Orders from a number of the Company’s major fleet customers are included in the Company’s backlog as of September 30, 2011.
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
In 2010, the EPA and the U.S. Department of Transportation (DOT) announced the first national standards to reduce greenhouse gas (GHG) emissions and improve fuel efficiency of heavy-duty trucks and buses beginning in model year 2014. In 2011, the EPA and the DOT’s National Highway Traffic Safety Administration adopted standards for CO2 emissions and fuel consumption tailored to three categories of commercial vehicles: combination tractors (the main power unit portion of a tractor-trailer combined vehicle), heavy-duty pickup trucks and vans, and vocational vehicles (delivery trucks, buses and garbage truck). These new standards require that combination tractors achieve up to a 20% reduction in fuel consumption and greenhouse gas emissions by model year 2018, heavy-duty pickup trucks and vans achieve up to a 15% reduction in fuel consumption and greenhouse gas emissions by model year 2018 and vocational vehicles achieve up to a 10% reduction in fuel consumption and greenhouse gas emissions by model year 2018. Additionally, the EPA adopted standards for N2O and CH4 to ensure N2O and CH4 emissions do not increase above currently controlled levels.
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
The Company is exposed to some market risk through interest rates related to our floor plan financing agreements, variable rate real estate debt and discount rates related to finance sales. The majority of floor plan debt and variable rate real estate debt is based on LIBOR. As of September 30, 2011, the Company had floor plan borrowings and variable interest rate real estate debt of approximately $531.5 million. Assuming an increase or decrease in LIBOR of 100 basis points, annual interest expense could correspondingly increase or decrease by approximately $5.3 million. The Company provides all customer financing opportunities to various finance providers. The Company receives all finance charges in excess of a negotiated discount rate from the finance providers in the month following the date of the financing. The negotiated discount rate is variable, thus subject to interest rate fluctuations. This interest rate risk is mitigated by the Company’s ability to pass discount rate increases to customers through higher financing rates.
The Company is exposed to some market risk through interest rate swaps on some of the Company’s variable interest rate real estate debt. As of September 30, 2011, the Company has interest rate swaps with a total notional amount of $45.0 million. The swaps were designed to provide a hedge against changes in interest rates on some of the Company’s variable interest rate real estate debt. The swaps are collateralized by the underlying real estate. These interest rate swaps qualify for cash flow hedge accounting treatment and are considered effective. For additional information about the effect of the Company’s derivative instruments on the accompanying consolidated financial statements, see Note 6 — Financial Instruments and Fair Value of the Notes to Consolidated Financial Statements.
The Company is also exposed to some market risk through interest rates related to the investment of our current cash and cash equivalents which totaled $183.2 million on September 30, 2011. These funds are generally invested in variable interest rate instruments in accordance with the Company’s investment policy. As such instruments mature and the funds are reinvested, we are exposed to changes in market interest rates. This risk is mitigated by management’s ongoing evaluation of the best investment rates available for current and noncurrent high quality investments. If market interest rates were to increase or decrease immediately and uniformly by 100 basis points, the Company’s annual interest income could correspondingly increase or decrease by approximately $1.8 million.
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
As of September 30, 2011, the Company holds auction rate securities, with underlying tax-exempt municipal bonds that mature in 2030, that have a fair value of $6.6 million. Given the current market conditions in the auction rate securities market, if the Company determines that the fair value of these securities temporarily decreases by an additional 10%, the Company’s equity could correspondingly decrease by approximately $0.7 million. If it is determined that the fair value of these securities is other-than-temporarily impaired by 10%, the Company could record a loss on its Consolidated Statements of Operations of approximately $0.7 million. For further discussion of the risks related to our auction rate securities, see Note 6 — Financial Instruments and Fair Value of the Notes to Consolidated Financial Statements.

ITEM 4.	Controls and Procedures.
The Company, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2011 to ensure that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) is accumulated and communicated to Company management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
There has been no change in the Company’s internal control over financial reporting that occurred during the three months ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
The Company did not make any unregistered sales of equity securities during the third quarter of 2011.
The Company did not repurchase any shares of its Class A Common Stock or Class B Common Stock during the third quarter of 2011.

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
The following materials from Rush Enterprises, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010; (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2011 and 2010; (iii) Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010; and (iv) Notes to Consolidated Financial Statements (tagged as blocks of text).

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

RUSH ENTERPRISES, INC.
Date: November 9, 2011	By:	/S/ W.M. “RUSTY” RUSH
W.M. “Rusty” Rush
President and Chief Executive Officer (Principal Executive Officer)

Date: November 9, 2011	By:	/S/ STEVEN L. KELLER
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
The following materials from Rush Enterprises, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010; (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2011 and 2010; (iii) Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010; and (iv) Notes to Consolidated Financial Statements (tagged as blocks of text).

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