Form 10-K
period 2011-12-31
RUSH ENTERPRISES INC \TX\
filed 2012-03-15
CIK 1012019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Large accelerated filer ☐		Accelerated filer ☒

Non-accelerated filer ☐	(Do not check if a smaller reporting company.)	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☒

The aggregate market value of common stock held by non-affiliates of the registrant as of June 30, 2011 was approximately $618,179,524 based upon the last sales price on June 30, 2011 on The NASDAQ Global Select MarketSM of $19.03 for the registrant’s Class A common stock and $16.10 for the registrant’s Class B common stock. Shares of common stock held by each executive officer and director and by each shareholder affiliated with a director or an executive officer have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The registrant had 27,713,888 shares Class A common stock and 10,779,674 shares of Class B common stock outstanding on March 8, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of registrant’s definitive proxy statement for the registrant’s 2012 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission not later than April 30, 2012, are incorporated by reference into Part III of this Form 10-K.

RUSH ENTERPRISES, INC.

Index to Form 10-K

Year ended December 31, 2011

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

NOTE REGARDING TRADEMARKS USED IN THIS FORM 10-K

Peterbilt® is a registered trademark of Peterbilt Motors Company. PACCAR® is a registered trademark of PACCAR, Inc. GMC® is a registered trademark of General Motors Corporation. Hino® is a registered trademark of Hino Motors, Ltd. UD® is a registered trademark of UD Truck North America, Ltd. Isuzu® is a registered trademark of Isuzu Motors Limited. John Deere® is a registered trademark of Deere & Company. Kenworth® is a registered trademark of PACCAR, Inc. doing business as Kenworth Truck Company. Volvo® is a registered trademark of Volvo Trademark Holding AB. Freightliner® is a registered trademark of Freightliner Corporation. Mack® is a registered trademark of Mack Trucks, Inc. Navistar® is a registered trademark of Navistar International Corporation. Caterpillar® is a registered trademark of Caterpillar, Inc. PacLease® is a registered trademark of PACCAR Leasing Corporation. CitiCapital® is a registered trademark of Citicorp. Ford® is a registered trademark of Ford Motor Company. Cummins® is a registered trademark of Cummins Intellectual Property, Inc. Eaton® is a registered trademark of Eaton Corporation. Arvin Meritor® is a registered trademark of Meritor Technology, Inc. JPMorgan Chase® is a registered trademark of JP Morgan Chase & Co. SAP® is a registered trademark of SAP Aktiengesellschaft. International® is a registered trademark of Navistar International Transportation Corp. Blue Bird® is a registered trademark of Blue Bird Investment Corporation. Autocar® is a registered trademark of Shem, LLC. IC Bus® is a registered trademark of IC Bus, LLC. Collins Bus Corporation® is a registered trademark of Collins Bus Corporation. Fuso® is a registered trademark of Mitsubishi Fuso Truck and Bus Corporation. Workhorse® is a registered trademark of Workhorse Custom Chassis, LLC. Micro Bird® is a registered trademark of Blue Bird Body Company.

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

The Company’s Rush Truck Centers are principally located in high traffic areas throughout the United States. Since commencing operations as a Peterbilt heavy-duty truck dealer in 1966, the Company has grown to operate 70 Rush Truck Centers in 14 states.

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

Rush Truck Center Location	Heavy-Duty Franchise(s)	Medium-Duty, Light-Duty and Bus Franchise(s)	Parts	Service	Body Shop

Alabama:
Mobile	Peterbilt	Peterbilt	Yes	Yes	Yes

Arizona:
Flagstaff	None	None	Yes	Yes	No
Phoenix	Peterbilt	Peterbilt, Hino	Yes	Yes	Yes
Tucson	Peterbilt	Peterbilt, Hino	Yes	Yes	No
Yuma	Peterbilt	Peterbilt	Yes	Yes	No

California:
Escondido	Peterbilt	Peterbilt, Hino	Yes	Yes	No
Fontana Heavy-Duty	Peterbilt	Peterbilt	Yes	Yes	Yes
Fontana Medium-Duty	None	Peterbilt, Hino, Isuzu, UD	Yes	Yes	No
Pico Rivera	Peterbilt	Peterbilt	Yes	Yes	Yes
San Diego	Peterbilt	Peterbilt, Hino	Yes	Yes	Yes
Sylmar	Peterbilt	Peterbilt, UD	Yes	Yes	No
Whittier	None	Ford, Isuzu	Yes	Yes	No

Colorado:
Denver Heavy-Duty	Peterbilt	Peterbilt	Yes	Yes	Yes
Denver Medium-Duty	None	Ford, Isuzu	Yes	Yes	No
Greeley	Peterbilt	Peterbilt	Yes	Yes	No
Pueblo	Peterbilt	Peterbilt	Yes	Yes	No

Florida:
Haines City	Peterbilt	Peterbilt	Yes	Yes	Yes
Jacksonville	Peterbilt	Peterbilt, Hino	Yes	Yes	Yes
Orlando Heavy-duty	Peterbilt	Peterbilt, Isuzu, UD	Yes	Yes	No
Orlando Ford	None	Ford	Yes	Yes	No
Orlando Isuzu	None	Isuzu	Yes	Yes	No
Tampa	Peterbilt	Peterbilt	Yes	Yes	No

Georgia:
Smyrna	None	International, Hino, Isuzu, UD, IC Bus	Yes	Yes	No
Atlanta	International	International, Hino, Isuzu, UD, IC Bus, Workhorse	Yes	Yes	No
Atlanta Collision	None	None	No	No	Yes
Doraville	International	International, Hino, Isuzu, UD, IC Bus, Workhorse	Yes	Yes	No

Idaho:
Boise	International	International, IC Bus, Autocar, Kalmar	Yes	Yes	Yes
Heyburn	International	International	Yes	Yes	No
Idaho Falls	International	International, IC Bus, Kalmar	Yes	Yes	Yes
Lewiston	International	International	Yes	Yes	No
Twin Falls	International	International	Yes	Yes	No

New Mexico:
Albuquerque	Peterbilt	Peterbilt	Yes	Yes	Yes
Las Cruces	Peterbilt	Peterbilt	Yes	Yes	No

Rush Truck Center Location	Heavy-Duty Franchise(s)	Medium-Duty, Light-Duty and Bus Franchise(s)	Parts	Service	Body Shop

North Carolina:
Charlotte	Peterbilt	Peterbilt, Hino, Isuzu	Yes	Yes	No
Charlotte	International	International, Workhorse	Yes	Yes	Yes

Oklahoma:
Ardmore	Peterbilt	Peterbilt	Yes	Yes	No
Oklahoma City	Peterbilt	Peterbilt, Hino, Ford, Isuzu	Yes	Yes	Yes
Tulsa	Peterbilt	Peterbilt, Hino	Yes	Yes	Yes

Oregon:
Ontario	International	International	Yes	Yes	No

Tennessee:
Nashville	Peterbilt	Peterbilt	Yes	Yes	Yes

Texas:
Abilene	Peterbilt	Peterbilt	Yes	Yes	No
Alice	Peterbilt	Peterbilt, Blue Bird, Micro Bird, Elkhart	Yes	Yes	No
Amarillo	Peterbilt	Peterbilt	Yes	Yes	No
Austin	Peterbilt	Peterbilt, Hino, Isuzu, UD, Blue Bird, Micro Bird, Elkhart	Yes	Yes	No
Dalhart	Peterbilt	Peterbilt	Yes	Yes	No
Dallas Heavy-Duty	Peterbilt	Peterbilt, Blue Bird, Micro Bird, Elkhart	Yes	Yes	Yes
Dallas Medium-Duty	None	Peterbilt, Hino, UD, Blue Bird, Micro Bird, Elkhart	Yes	Yes	No
Dallas	None	Ford, Isuzu	Yes	Yes	No
El Paso	Peterbilt	Peterbilt, Hino, Isuzu	Yes	Yes	Yes
Fort Worth	Peterbilt	Peterbilt, UD, Blue Bird, Micro Bird, Elkhart	Yes	Yes	No
Hereford	Peterbilt	Peterbilt	Yes	No	No
Houston	Peterbilt	Peterbilt, Hino, Blue Bird, Micro Bird, Elkhart	Yes	Yes	Yes
Laredo	Peterbilt	Peterbilt, Blue Bird, Micro Bird, Elkhart	Yes	Yes	Yes
Lubbock	Peterbilt	Peterbilt	Yes	Yes	No
Lufkin	Peterbilt	Peterbilt, Blue Bird, Micro Bird, Elkhart	Yes	Yes	Yes
Odessa	Peterbilt	Peterbilt	Yes	Yes	No
Pharr	Peterbilt	Peterbilt, Hino, Blue Bird, Micro Bird, Elkhart	Yes	Yes	Yes
San Antonio	Peterbilt	Peterbilt, Hino, Blue Bird, Micro Bird, Elkhart	Yes	Yes	Yes
Sealy	Peterbilt	Peterbilt, Isuzu, Blue Bird, Micro Bird, Elkhart	Yes	Yes	No
Texarkana	Peterbilt	Peterbilt, Hino, Isuzu, Blue Bird, Micro Bird, Elkhart	Yes	Yes	No
Tyler	Peterbilt	Peterbilt, Blue Bird, Micro Bird, Elkhart	Yes	Yes	No
Waco	Peterbilt	Peterbilt, Hino, Isuzu, Blue Bird, Micro Bird, Elkhart	Yes	Yes	No

Rush Truck Center Location	Heavy-Duty Franchise(s)	Medium-Duty, Light-Duty and Bus Franchise(s)	Parts	Service	Body Shop

Utah:
Helper	International	International	Yes	Yes	No
Farr West	International	International, IC Bus	Yes	Yes	No
Salt Lake City	International	International, IC Bus, Autocar, Mitsubishi Fuso, Workhorse	Yes	Yes	Yes
Springville	International	International, Mitsubishi Fuso	Yes	Yes	No
St. George	International	International, Mitsubishi Fuso	Yes	Yes	No

Leasing and Rental Services. Through certain of our Rush Truck Centers and several stand-alone Rush Truck Leasing Centers, we provide a broad line of product selections for lease or rent, including Class 4, Class 5, Class 6, Class 7 and Class 8 trucks, heavy-duty cranes and refuse vehicles. Our lease and rental fleets are offered on a daily, monthly or long-term basis.

Financial and Insurance Products. At our dealerships, we offer third-party financing to assist customers in purchasing new and used commercial vehicles. Additionally, we sell, as agent, a complete line of property and casualty insurance, including collision and liability insurance on commercial vehicles, cargo insurance and credit life insurance.

Industry

See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Industry” for a description of our industry and the markets in which we operate.

Our Business Strategy

Operating Strategy. Our strategy is to operate an integrated dealer network that provides service solutions to the commercial vehicle industry. Our strategy includes the following key elements:

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

•

Management by Dealership Units. At each of our dealerships, we operate one or more of the following departments: new commercial vehicle sales, used commercial vehicle sales, financial services, parts, service or body shop. Our general managers measure and manage the operations of each of our dealerships according to the specific departments operating at that location. We believe that this system enhances the profitability of all aspects of a dealership and increases our overall operating margins. Operating goals for each department at each of our dealerships are established annually and managers are rewarded for performance.

•

Aftermarket Services. The Company’s aftermarket capabilities now include a wide range of services and products such as a fleet of mobile service units, mobile technicians who staff customers’ facilities, a proprietary line of parts and accessories, new diagnostic and analysis capabilities, factory certified service for alternative fuel vehicles and assembly service for specialized bodies and equipment.

Growth Strategy. Through our expansion and acquisition initiatives, we have grown to operate a large, multistate, full-service network of commercial vehicle dealerships. As described below, we intend to continue to grow our business internally and through acquisitions by expanding into new geographic areas, expanding our product and service offerings and opening new dealerships in existing markets.

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

•

Expansion of Product and Service Offerings. We intend to continue to expand our product lines within our dealerships by adding product categories and service capabilities that are both complementary to our existing product lines and well suited to our operating model such as truck mounted cranes, refuse vehicles and towing vehicles.

We believe that there are many additional product and service offerings that would complement our primary product lines. We expect any product category expansion that we pursue to satisfy our requirements that the products serve a commercial customer base and the products provide opportunities for incremental income through related aftermarket sales, service or financing.

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

Commercial Vehicle Parts and Service. Commercial vehicle related parts and service revenues accounted for approximately $675.3 million, or 26.2%, of our total revenues for 2011, but 63.0% of our gross profit. The parts and service business enhances our sales and service functions and is a source of recurring revenue. Rush Truck Centers carry a wide variety of commercial vehicle parts in inventory. Certain Rush Truck Centers also feature fully equipped service and body shop facilities, the combination and configuration of which varies by location, capable of handling a broad range of repairs on most makes and classes of commercial vehicles. Each Rush Truck Center is a warranty service center for the commercial vehicle manufacturers represented at that location and most are also authorized service centers for other manufacturers, including, Caterpillar, Cummins, Eaton and Allison. We have more than 1,000 service and body shop bays throughout our Rush Truck Center network. We also have approximately 180 field service trucks and technicians who make on-site repairs at our customers’ locations.

We perform traditional warranty and non-warranty service work on commercial vehicles. The cost of warranty work is generally reimbursed by the applicable manufacturer at retail commercial rates. Additionally, we provide a wide array of services, including assembly service for specialized truck bodies and truck mounted equipment. Our goal is to provide our customer any service that they need related to their commercial vehicles.

As part of our leasing and rental operations, we enter into contracts with customers to provide full-service maintenance on their trucks. We had 637 units under contract maintenance as of December 31, 2011, and 825 units under contract maintenance as of December 31, 2010.

New Commercial Vehicle Sales. New heavy-duty truck sales represent the largest portion of our revenue, accounting for approximately $1,186.5 million, or 46.0%, of our total revenues in 2011. New Class 8 heavy-duty Peterbilt truck sales accounted for approximately 73.8% of our new commercial vehicle revenues for 2011.

Our Rush Truck Centers that sell new and used Class 8 heavy-duty trucks also sell medium-duty and light-duty commercial vehicles. Certain Rush Truck Centers sell medium-duty commercial vehicles manufactured by Peterbilt, Hino, Isuzu, Ford, International, Mitsubishi Fuso or UD and buses manufactured by Blue Bird, Diamond Coach, IC BUS and Elkhart and light-duty commercial vehicles manufactured by Ford (see Part I, Item 1, “General – Rush Truck Centers” for information on which brands we sell at each Rush Truck Center). New medium-duty commercial vehicle sales, excluding new bus sales, accounted for approximately $279.3 million, or 10.8% of our total revenues for 2011, and 17.4% of our new commercial vehicle revenues for 2011. New light-duty commercial vehicle sales accounted for approximately $33.3 million, or 1.3% of our total revenues for 2011, and 2.1% of our new commercial vehicle revenues for 2011. New bus sales accounted for approximately $101.4 million, or 3.9% of our total revenues for 2011, and 6.3% of our new commercial vehicle revenues for 2011.

A significant portion of our new commercial vehicle sales are to fleet customers (customers who purchase more than five commercial vehicles in any 12-month period). Because of the size of our Rush Truck Center network, our strong relationships with our fleet customers and our ability to handle large quantities of used commercial vehicle trade-ins, we are able to successfully market and sell to fleet customers nationwide. We believe that we have a competitive advantage over most other dealers in that we can absorb multi-unit trade-ins often associated with fleet sales and effectively disperse the used commercial vehicles for resale throughout our dealership network. We believe that our attention to customer service and our broad range of trucking services, including our ability to offer commercial vehicle financing and insurance to our customers, has resulted in a high level of customer loyalty.

Used Commercial Vehicle Sales. Used commercial vehicle sales accounted for approximately $193.3 million, or 7.5%, of our total revenues for 2011. We sell used commercial vehicles at most of our Rush Truck Centers. We believe that we are well positioned to market used commercial vehicles due to our ability to recondition them for resale utilizing the parts and service departments of our Rush Truck Centers and our ability to move used commercial vehicles between Rush Truck Centers to satisfy customer demand. The majority of our used commercial vehicle inventory consists of commercial vehicles taken as trade-ins from new customers, but we supplement our used commercial vehicle inventory by purchasing used commercial vehicles from third parties for resale.

Truck Leasing and Rental. Truck leasing and rental revenues accounted for approximately $83.4 million, or 3.2%, of our total revenues for 2011. At our Rush Truck Leasing locations, we engage in full-service truck leasing under the PacLease and Idealease trade names. Leasing and rental customers contribute to additional parts sales and service work at Rush Truck Centers because most of our leases require service and maintenance for the leased trucks to be performed at our facilities (or at facilities outside our service area, as we direct). Rented trucks are also generally serviced at our facilities. We had 3,363 units in our lease and rental fleet as of December 31, 2011 compared to 2,984 units as of December 31, 2010. Generally, we sell trucks that have been retired from our lease and rental fleet through the used sales operations at our Rush Truck Centers. Historically, we have realized gains on the sale of used lease trucks in excess of the cost of the purchase option contained in our leases or the book value of trucks owned by the Company.

Financial and Insurance Products

The sale of financial and insurance products accounted for approximately $10.9 million, or 0.4%, of our total revenue for 2011. Finance and insurance revenues have minimal direct costs and, therefore, contribute a disproportionate share of our operating profits.

Insurance Products. We sell, as agent, a complete line of property and casualty insurance to our commercial vehicle customers and other truck owners. Our agency is licensed to sell truck liability, collision and comprehensive, workers’ compensation, cargo, credit life and occupational accident insurance coverage. We serve as sales representatives for a number of leading insurance companies including the Great American Insurance Companies, Sentry Insurance and Hartford Insurance Group. Our renewal rate in 2011 was 80%. We also have licensed insurance agents at a number of our dealerships who arrange insurance for our customers.

New and Used Commercial Vehicle Financing. Our Rush Truck Centers have personnel responsible for arranging third-party financing for our product offerings. We arranged customer financing through various commercial lending sources for approximately 21% of our new and used commercial vehicle sales in 2011 and approximately 24% in 2010. Generally, commercial vehicle finance contracts are memorialized through the use of installment contracts, which are secured by the commercial vehicles financed, and require a down payment of 10% to 30% of the selling price of the financed commercial vehicle, with the remaining balance financed over a two to five-year period. The majority of finance contracts are sold to third parties without recourse to the Company. The Company provides an allowance for repossession losses and early repayment penalties.

Sales and Marketing

Our established long history of operations in the commercial vehicle business has resulted in a strong customer base that is diverse in terms of geography, industry and scale of operations. Rush Truck Centers’ customers include owner operators, regional and national truck fleets, corporations and local governments. During 2011, no single customer of our Rush Truck Centers accounted for more than 10% of our total commercial vehicle sales by dollar volume. We generally promote our products and related services through direct customer contact by our sales personnel, advertisements in trade magazines and attendance at industry shows.

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

Facility Management

Personnel. Each Rush Truck Center is typically managed by a general manager who oversees the operations, personnel and the financial performance of the location, subject to the direction of a regional manager and personnel at our corporate office. Additionally, each full-service Rush Truck Center is typically staffed by a sales manager, parts manager, service manager, body shop manager, sales representatives, parts employees, and other service and make-ready employees, as appropriate, given the services offered. The sales staff of each Rush Truck Center is compensated on a salary plus commission or a commission only basis, while managers receive a combination of salary and performance bonus. We believe that our employees are among the highest paid in their respective industry, which enables us to attract and retain qualified personnel.

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

Purchasing and Suppliers. We believe that pricing is an important element of our marketing strategy. Because of our size, our Rush Truck Centers benefit from volume purchases at favorable prices that permit them to achieve a competitive pricing position in the industry. We purchase our commercial vehicle inventory and proprietary parts and accessories directly from the applicable vehicle manufacturer, wholesale distributors, or other sources that provide the most favorable pricing. Most purchasing commitments are negotiated by personnel at our corporate headquarters. Historically, we have been able to negotiate favorable pricing levels and terms, which enable us to offer competitive prices for our products.

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

Information received from industry analysts allows us to determine market share statistics and gross volume sales numbers for our products as well as those of competitors. This information impacts ongoing operations because management remains aware of changes within the markets we service and is able to react accordingly by realigning product lines and by adding new product lines and models.

Distribution and Inventory Management. We utilize a real-time inventory tracking system that allows for the prompt transfer of inventory among various Rush Truck Centers. The transfer of inventory reduces delays in delivery, helps maximize inventory turns and assists in controlling problems created by overstock and understock situations. We are linked directly to our major suppliers, via real-time communication links for purposes of ordering and inventory management. These automated reordering and communication systems allow us to maintain proper inventory levels and permit us to have inventory delivered to our locations, or directly to customers, typically within 24 hours of an order being placed.

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

On March 14, 2011, the Company acquired certain assets of Asbury Automotive Atlanta L.L.C., a subsidiary of Asbury Automotive Group, Inc., which operates commercial truck and bus dealerships in the metro Atlanta area under the “Nalley Motor Trucks” name. The acquisition includes the International, Hino, Isuzu, UD, IC Bus and Workhorse franchises in metro Atlanta, dealership locations in Atlanta and Doraville and a collision center in Atlanta. These locations are operating as Rush Truck Centers and offer commercial vehicles manufactured by International, Hino, Isuzu, UD, IC Bus and Workhorse Custom Chassis in addition to parts, service, body shop, financing and insurance capabilities. The transaction was valued at approximately $55.3 million. The purchase price for the assets of the business was paid in cash and the purchase price for the real estate was partially paid in cash with the remainder financed with long-term debt.

On November 5, 2011, the Company acquired certain assets of Peck Road Ford, which consisted of a Ford and Isuzu commercial vehicle dealership in Whittier, California. The Company is operating the facility as a full-service Rush Truck Center offering Ford and Isuzu trucks, parts, service, financing and insurance. This location also offers Peterbilt parts and service. The transaction, including real estate, was valued at approximately $10.0 million. The purchase price for the assets of the business was paid in cash and the purchase price for the real estate was partially paid in cash with the remainder financed with long-term debt.

On December 5, 2011, the Company acquired certain assets of West Texas Peterbilt, which consisted of dealerships in Amarillo, Lubbock and Odessa, Texas that offer Peterbilt trucks, parts and service, a parts and service facility in Dalhart, Texas and a parts facility in Hereford, Texas. These dealerships operate as Rush Truck Centers. Rush Truck Leasing operates a PacLease truck rental and leasing franchise in Lubbock, Texas. The purchase price for the assets of West Texas Peterbilt, including real estate, was approximately $24.6 million. The purchase price for the assets of the business was paid in cash and the purchase price for the real estate was partially paid in cash with the remainder financed with long-term debt.

See Note 15 of the Notes to Consolidated Financial Statements for a detailed discussion of the allocation of the purchase price of these acquisitions.

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

Our dealerships compete with dealerships representing other manufacturers including commercial vehicles manufactured by Mack, Freightliner, Kenworth, Volvo, and Western Star. We believe that our dealerships are able to compete with manufacturer-owned dealers, independent dealers, independent service centers, parts wholesalers, commercial vehicle wholesalers, rental service companies and industrial auctioneers in distributing our products and providing service because of the following: the overall quality and reputation of the products we sell; “Rush” brand name recognition and reputation for quality service; and our ability to provide comprehensive parts and service support, as well as financing, insurance and other customer services.

Dealership Agreements

Peterbilt. We have entered into nonexclusive dealership agreements with Peterbilt which authorize us to act as a dealer of Peterbilt heavy- and medium-duty trucks. Our Peterbilt areas of responsibility currently encompass areas in the states of Alabama, Arizona, California, Colorado, Florida, New Mexico, North Carolina, Oklahoma, Tennessee and Texas. These dealership agreements currently have terms expiring between June 2012 and December 2014 and impose certain operational obligations and financial requirements upon us and our dealerships. The Company’s dealership agreements with Peterbilt may be terminable by Peterbilt in the event the aggregate voting power of W. Marvin Rush, W.M. “Rusty” Rush, other members of the Rush family and certain executives of the Company decreases below 30%. These agreements also grant Peterbilt rights of first refusal under certain circumstances relating to any sale or transfer of our dealership locations or if certain Rush family members desire to sell more than 100,000 shares of our voting common stock within a 12-month period to anyone other than family members or certain other specified persons. Any termination or non-renewal of these dealership agreements by Peterbilt must follow certain guidelines established by both state and federal legislation designed to protect motor vehicle dealers from arbitrary termination or non-renewal of franchise agreements. The Automobile Dealers Day in Court Act and other similar state laws provide that the termination or non-renewal of a motor vehicle dealership agreement must be done in “good faith” and upon a showing of “good cause” by the manufacturer for such termination or non-renewal, as such terms have been defined by statute and interpreted in case law. Sales of new Peterbilt trucks accounted for approximately 46.2% of our total revenues for 2011.

Other Commercial Vehicle Suppliers. In addition to our dealership agreements with Peterbilt, various Rush Truck Centers have entered into dealership agreements with other commercial vehicle manufacturers including Autocar, Blue Bird, Ford, Hino, IC, International, Isuzu, Micro Bird, Mitsubishi and UD, which currently have terms expiring between March 2012 and March 2016. Any termination or non-renewal of these dealership agreements must follow certain guidelines established by both state and federal legislation designed to protect motor vehicle dealers from arbitrary termination or non-renewal of franchise agreements. The Automobile Dealers Day in Court Act and other similar state laws provide that the termination or non-renewal of a motor vehicle dealership agreement must be done in “good faith” and upon a showing of “good cause” by the manufacturer for such termination or non-renewal, as such terms have been defined by statute and interpreted in case law. These dealership agreements impose operating requirements upon us and require consent from the affected supplier for sale or transfer of such dealership agreement. Sales of non-Peterbilt commercial vehicles accounted for approximately 15.8% of our total revenues for 2011.

Floor Plan Financing

Commercial vehicles. During 2011, we financed substantially all of our new commercial vehicle inventory and the loan value of our used commercial vehicle inventory under a credit agreement with General Electric Capital Corporation (“GE Capital”). Interest under the credit agreement was at a rate of LIBOR plus 2.95% and was payable monthly. As of December 31, 2011, we had approximately $496.3 million outstanding under the credit agreement.

On January 31, 2012, the Company entered into an amended and restated $600.0 million credit agreement with GE Capital. The interest rate under the amended credit agreement is LIBOR plus 2.23% on inventory loans up to $500.0 million and LIBOR plus 2.95% on inventory loans exceeding $500.0 million. The amended credit agreement allows the Company to prepay inventory loans, provided that the prepayment does not exceed the sum of 38% of the aggregate inventory loans made up to $500.0 million plus 100% of the inventory loans above $500.0 million. GE Capital may terminate this credit agreement without cause upon 120 days notice.

Several commercial vehicle manufacturers offer floor plan programs with varying interest free finance periods. When offered, the Company will finance commercial vehicles under such programs. If the commercial vehicle financed under these interest free finance programs is not sold within the interest free finance period, the Company transfers the financed commercial vehicle to the GE Capital credit agreement.

Product Warranties

The manufacturers we represent provide retail purchasers of their products with a limited warranty against defects in materials and workmanship, excluding certain specified components that are separately warranted by the suppliers of such components. The Company provides a warranty on the Company’s branded parts and related service. The Company also provides an extended warranty beyond the manufacturer’s warranty on new school buses sold in the State of Texas, as required by state law.

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

Employees

On December 31, 2011, the Company had 3,865 employees. The Company has no contracts or collective bargaining agreements with labor unions and has never experienced work stoppages. The Company considers its relations with its employees to be good.

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

Backlog

On December 31, 2011, the Company’s backlog of commercial vehicle orders was approximately $678.7 million as compared to a backlog of commercial vehicle orders of approximately $277.1 million on December 31, 2010. The Company includes only confirmed orders in its backlog. The delivery time for a custom-ordered commercial vehicle varies depending on the commercial vehicle specifications and demand for the particular model ordered, however, the Company expects to fill all of its backlog orders during 2012. The Company sells the majority of its new commercial vehicles by customer special order, with the remainder sold out of inventory. Orders from a number of the Company’s major fleet customers are included in the Company’s backlog as of December 31, 2011.

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

In 2010, the EPA and the U.S. Department of Transportation (DOT) announced the first national standards to reduce greenhouse gas (GHG) emissions and improve fuel efficiency of heavy-duty trucks and buses beginning in model year 2014. The final rules, which were issued on September 15, 2011, begin to apply in 2014 and are fully implemented in model year 2017.

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

The Company believes that it does not currently have any material environmental liabilities and that compliance with environmental laws and regulations will not, individually or in the aggregate, have a material adverse effect on our results of operations, financial condition or cash flows. However, soil and groundwater contamination is known to exist at some of our current properties. Further, environmental laws and regulations are complex and subject to change. In addition, in connection with acquisitions, it is possible that the Company will assume or become subject to new or unforeseen environmental costs or liabilities, some of which may be material. In connection with our dispositions, or prior dispositions made by companies we acquire, the Company may retain exposure for environmental costs and liabilities, some of which may be material. Compliance with current or amended, or new or more stringent, laws or regulations, stricter interpretations of existing laws or the future discovery of environmental conditions could require additional expenditures by us, and those expenditures could be material.

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

We currently operate as a dealer of Peterbilt trucks and parts pursuant to dealership agreements with Peterbilt, a division of PACCAR. During 2011, a significant portion of our revenues resulted from sales of trucks purchased from Peterbilt and parts purchased from PACCAR. Due to our dependence on PACCAR and Peterbilt, we believe that the long-term success of our Rush Truck Centers depends, in large part, on the following:

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

We have no control over the management or operation of PACCAR or Peterbilt dealerships that we do not own and a significant decline in any of these factors could have a material adverse affect on our operations, revenues and profitability.

Our dealership agreements may be terminable upon a change of control and we cannot control whether our controlling shareholder and management maintain their current positions.

We have entered into nonexclusive dealership agreements with Peterbilt that authorize us to act as a dealer of Peterbilt trucks. Peterbilt may terminate our dealership agreements in the event of a change of control of the Company or if we violate any number of provisions in the dealership agreements. Under our Peterbilt dealership agreements, a change of control occurs if (i) with respect to the election of directors, the aggregate voting power held by W. Marvin Rush, W. M. “Rusty” Rush, W. Marvin Rush’s family members and other executives of the Company decreases below 30% (such persons currently control 33.9% of the aggregate voting power with respect to the election of directors); or (ii) any person or entity other than W. Marvin Rush, W. M. “Rusty” Rush and other Rush executives or any person or entity who has been approved in writing by PACCAR, owns common stock with a greater percentage of the voting power with respect to the election of our directors than W. Marvin Rush and W. M. “Rusty” Rush and other executives of the Company, in the aggregate, or any person other than W. Marvin Rush, W. M. “Rusty” Rush, Robin M. Rush or any person who has been approved in writing by PACCAR holds the office of Chairman of the Board, President or Chief Executive Officer of the Company. We have no control over the transfer or disposition by W. Marvin Rush or by his estate of his common stock. If W. Marvin Rush were to sell his Class B common stock or bequest his Class B common stock to nonfamily members or if his estate is required to liquidate his Class B common stock to pay estate taxes or otherwise, the change of control provisions of the Peterbilt dealership agreements may be triggered and cause us to lose our critical right to sell Peterbilt products. Some of our medium-duty truck dealership agreements are also terminable if the aggregate voting power of W. Marvin Rush and his family members falls below certain percentages, typically 25%. If our dealership agreements with any manufacturer are terminated, we will lose the right to purchase such manufacturer’s products, which would have a material adverse effect on our operations, revenues and profitability.

If state dealer laws are repealed or weakened, our dealerships will be more susceptible to termination, nonrenewal or renegotiation of their dealership agreements.

We depend on our vehicle dealership agreements for a substantial portion of our revenues and profitability. State dealer laws generally provide that a manufacturer may not terminate or refuse to renew a dealership agreement unless it has first provided the dealer with written notice setting forth good cause and stating the grounds for termination or nonrenewal. Manufacturers’ lobbying efforts may lead to the repeal or revision of state motor vehicle dealer laws. If motor vehicle dealer laws are repealed in the states in which we operate dealerships, our manufacturers may be able to terminate our vehicle dealership agreements without providing advance notice, an opportunity to cure or a showing of good cause. Without the protection of state dealer laws, or if such laws are weakened, we will be subject to higher risk of termination or non-renewal of our vehicle dealership agreements. Termination or non-renewal of our vehicle dealership agreements could have a material adverse effect on our operations, revenues and profitability.

We may be required to obtain additional financing to maintain adequate inventory levels.

Our business requires inventories held for sale to be maintained at dealer locations in order to facilitate immediate sales to customers on demand. We generally purchase inventories with the assistance of floor plan financing agreements. Our primary floor plan financing agreement may be terminated without cause upon 120 days notice. In the event that our floor plan financing becomes insufficient to satisfy our future requirements or our floor plan providers are unable to continue to extend credit under our floor plan agreements, we would need to obtain similar financing from other sources. There is no assurance that such additional floor plan financing or alternate financing could be obtained or, if obtained, that it will be on commercially reasonable terms.

A significant percentage of our revenues come from customers in the oil and gas exploration and production industry, a historically cyclical industry.

Several of our large customers provide oil and gas production services. The oil and gas exploration and production industry is a historically cyclical industry characterized by significant changes in the levels of exploration and development activities. Oil and gas prices, and market expectations of potential changes in those prices, significantly affect the levels of those activities. Any reduction in the overall level of exploration and development activities, whether resulting from changes in oil and gas prices or otherwise, could materially and adversely affect our business, financial condition and results of operations.

Impairment in the carrying value of goodwill and other indefinite-lived intangible assets could negatively affect our operating results.

We have a substantial amount of goodwill on our balance sheet as a result of acquisitions we have completed. Approximately 98% of this goodwill is concentrated in our Truck Segment. The carrying value of goodwill represents the fair value of an acquired business in excess of identifiable assets and liabilities as of the acquisition date. Goodwill is not amortized, but instead is evaluated for impairment at least annually, or more frequently if potential interim indicators exist that could result in impairment. In testing for impairment, if the carrying value of a reporting unit exceeds its current fair value as determined based on the discounted future cash flows of the reporting unit, the goodwill is considered impaired and is reduced to fair value via a non-cash charge to earnings. Events and conditions that could result in impairment include a prolonged weak economic recovery, adverse changes in the regulatory environment, any matters that impact manufacturers’ ability to provide trucks to us, issues with our franchise rights, or other factors leading to reductions in expected long-term sales or profitability. Determination of the fair value of a reporting unit includes developing estimates that are highly subjective and incorporate calculations that are sensitive to minor changes in underlying assumptions. Management’s assumptions are subject to change as more information becomes available. Changes in these assumptions could result in an impairment charge in the future, which could have a significant adverse impact on our reported earnings. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates — Goodwill” for more information regarding the potential impact of changes in assumptions.

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

Actions taken in response to continued operational losses by manufacturers we represent, including bankruptcy or reorganizations, could have a material adverse effect on our sales volumes and profitability. In addition, such actions could lead to the impairment of one or more of our franchise rights, inventories, fixed assets and other related assets, which in turn could have a material adverse effect on our financial condition and results of operations. For example, during the second quarter of 2009, General Motors made the decision to terminate its medium-duty GMC truck production and wind-down the Company’s medium-duty GMC truck franchises, which forced the Company to take a significant pre-tax asset impairment charge in the second quarter of 2009. Actions taken in response to continued operational losses by manufacturers we represent, including bankruptcy or reorganizations, could also eliminate or reduce such manufacturers’ indemnification obligations to our dealerships, which could increase our risk in products liability actions.

Our dealership agreements are non-exclusive and have relatively short terms which could result in non-renewal or imposition of less favorable terms upon renewal.

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

Our Peterbilt dealership agreements have current terms expiring between June 2012 and December 2014. Our International dealership agreements have current terms expiring May 2013 and May 2015. Our dealership agreements with Autocar, Mitsubishi, Hino, UD, Ford, Isuzu, Diamond, Elkhart, Blue Bird, IC Bus and Workhorse for the sale of medium-duty commercial vehicles have current terms expiring between May 2013 and March 2016. Upon expiration of each agreement, we must negotiate a renewal. In many states, state dealer franchise laws restrict the manufacturer’s ability to refuse to renew dealership agreements or to impose new terms upon renewal. To the extent such laws do permit non-renewal or imposition of new terms, the relatively short terms will give the manufacturers the opportunity to exercise such rights. Any non-renewal or imposition of less favorable terms upon renewal could have an adverse impact on our business.

The dollar amount of our backlog, as stated at any given time, is not necessarily indicative of our future earnings.

As of December 31, 2011, our backlog of new commercial vehicle orders was approximately $678.7 million. Our backlog is determined quarterly by multiplying the number of new commercial vehicles for each particular type of commercial vehicle ordered by a customer at our Rush Truck Centers by the recent average selling price for that type of commercial vehicle. We only include confirmed orders in our backlog. However, such orders are subject to cancellation. In the event of order cancellation, we have no contractual right to the total revenues reflected in our backlog.

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

The EPA and the DOT’s National Highway Traffic Safety Administration (“NHTSA”) recently announced proposed rules to reduce greenhouse gas emissions and improve fuel efficiency of medium and heavy-duty vehicles. The EPA and NHTSA are attempting to create a “heavy-duty national program,” designed to reduce oil consumption and address global climate change by each proposing complementary standards to reduce fuel use and greenhouse gas emissions from on-highway transportation sources. The emissions and fuel consumption standards in the proposed rules would phase in with increasing stringency in each model year from 2014 to 2017. The proposed rules are likely to increase the production costs of the manufacturers we represent. Our manufacturers are likely to pass such costs on to us, which could increase the cost of the new vehicles we sell and, accordingly, reduce demand for such products. Increased costs and reduced demand could materially adversely affect our ability to sell new vehicles, which would materially adversely affect our business, results of operations, and financial condition.

Our investments in auction rate securities may be further impaired.

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

As a result of the conditions in the global credit markets, we have been unable to liquidate our holdings of certain ARS because the auctions for the ARS we hold have failed. As of December 31, 2011, the Company held ARS with underlying tax-exempt municipal bonds that mature in 2030 that have a fair value of $6.6 million and a cost basis of $7.6 million. This decrease in fair value is considered temporary and the impairment charge is recorded as other comprehensive income, a component of shareholder equity. We continue to earn interest on these investments at the contractual rate. In the event we need to access these funds, we will not be able to do so until a future auction is successful, the issuer redeems the securities, a buyer is found outside of the auction process or the securities mature. If these ARS are unable to successfully clear at future auctions or issuers do not redeem the securities, we may be required to further adjust the carrying value of the securities and record additional impairment charges. If we determine that the fair value of these ARS is further impaired, we will record a temporary impairment within other comprehensive income, a component of stockholders’ equity. If it is determined that the fair value of these securities is other than temporarily impaired, we would recognize the credit loss portion of the other than temporary impairment in earnings, which could materially adversely impact our results of operations and financial condition. Any noncredit loss would be recognized in other comprehensive income. For further discussion of the risks related to our auction rate securities, see Note 9 – Financial Instruments and Fair Value of the Notes to Consolidated Financial Statements and Item 7A – Quantitative and Qualitative Disclosures about Market Risk.

Risks Related to Our Common Stock

We are controlled by a single shareholder and his affiliates.

W. Marvin Rush and W. M. “Rusty” Rush own approximately 0.23% of our issued and outstanding shares of Class A common stock and 38.1% of our issued and outstanding Class B common stock. W. Marvin Rush and W. M. “Rusty” Rush collectively control more than 33.9% of the aggregate voting power of our outstanding shares and voting power which is superior to that of any other person or group. The interests of W. Marvin Rush and W.M. “Rusty” Rush may not be consistent with your interests as a shareholder. As a result of such ownership, W. Marvin Rush and W. M. “Rusty” Rush have the power to effectively control the Company, including the election of directors, the determination of matters requiring shareholder approval and other matters pertaining to corporate governance.

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

The market price of our Class B common stock has historically been lower than the market price of our Class A common stock. The volume of trading in our Class B common stock varies greatly and may often be light. As of December 31, 2011, the three-month average daily trading volume of our Class B common stock was approximately 14,000 shares, with several days having a trading volume below 1,000 shares. W. Marvin Rush, our Chairman, owns approximately 38.1% of our Class B common stock. If any large shareholder, including W. Marvin Rush, were to begin selling shares in the market rather than holding such shares over a longer term, the added available supply of shares could cause the market price of our Class B common stock to drop. In addition, the lack of a robust resale market may require a shareholder to sell a large number of shares of our Class B common stock in increments over time to mitigate any adverse impact of the sales on the market price of our Class B common stock.

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

The Company’s corporate headquarters are located in New Braunfels, Texas. As of December 2011, the Company also owns or leases numerous facilities used in our operations in the following states: Alabama, Arizona, California, Colorado, Florida, Georgia, Idaho, New Mexico, North Carolina, Oklahoma, Oregon, Tennessee, Texas and Utah. A Rush Truck Center may be comprised of one or more locations, generally in close proximity, in the same metropolitan area. These facilities consist primarily of office space, display lots, service facilities and parking lots.

The Company’s truck leasing operations lease additional space in Alabama, Arizona, California and Florida.

The Company’s insurance agency leases space in California, Florida, Oklahoma and Texas.

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

Item 4. Mine Safety Disclosures

Not applicable.

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

	September 30,	September 30,	September 30,	September 30,
	2011		2010
	High	Low	High	Low
Class A Common Stock
First Quarter	$21.25	$17.82	$13.34	$10.67
Second Quarter	21.99	17.43	16.94	13.21
Third Quarter	21.77	14.14	15.59	12.40
Fourth Quarter	21.47	12.76	21.22	14.21

Class B Common Stock
First Quarter	$18.33	$15.60	$12.30	$9.17
Second Quarter	19.05	14.75	14.84	10.91
Third Quarter	17.89	11.67	14.04	10.45
Fourth Quarter	17.41	10.58	20.21	12.80

As of March 2, 2012, there were approximately 39 record holders of the Class A common stock and approximately 46 record holders of the Class B common stock.

The Company did not pay dividends during the fiscal year ended December 31, 2011, or the fiscal year ended December 31, 2010. The Board of Directors intends to retain any earnings of the Company to support operations and to finance expansion and does not intend to pay cash dividends in the foreseeable future. Any future determination as to the payment of dividends will be at the discretion of the Board of Directors of the Company and will depend on the Company’s financial condition, results of operations, capital requirements and such other factors as the Board of Directors deems relevant.

The Company has not sold any securities in the last three years that were not registered under the Securities Act.

The Company did not repurchase any shares of its Class A Common Stock or Class B Common Stock during the fourth quarter of 2011.

Information regarding the Company’s equity compensation plans is incorporated by reference from Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters,” of this annual report on Form 10-K, and should be considered an integral part of this Item 5.

Item 6. Selected Financial Data

The information below was derived from the audited consolidated financial statements included in this report and reports we have previously filed with the SEC. This information should be read together with those consolidated financial statements and the notes to those consolidated financial statements. These historical results are not necessarily indicative of the results to be expected in the future. The selected financial data presented below may not be comparable between periods in all material respects or indicative of the Company’s future financial position or results of operations due primarily to acquisitions and discontinued operations which occurred during the periods presented. See Note 15 to the Company’s Consolidated Financial Statements for a discussion of such acquisitions. The selected financial data presented below should be read in conjunction with the Company’s other financial information included elsewhere herein.

	September 30,	September 30,	September 30,	September 30,	September 30,
	Year Ended December 31,
	2011	2010	2009	2008	2007
	(in thousands, except per share amounts)
SUMMARY OF INCOME STATEMENT DATA
Revenues
New and used commercial vehicle sales	$1,801,964	$926,584	$738,705	$1,041,189	$1,393,253
Parts and service sales	675,277	489,259	395,133	457,669	459,985
Lease and rental	83,426	67,423	53,710	54,813	52,103
Finance and insurance	10,867	7,922	7,468	11,801	20,921
Other	9,077	6,739	5,437	5,721	7,387

Total revenues	2,580,611	1,497,927	1,200,453	1,571,193	1,933,649
Cost of products sold	2,157,334	1,213,037	984,812	1,291,001	1,600,270

Gross profit	423,277	284,890	215,641	280,192	333,379
Selling, general and administrative	306,273	227,467	192,296	218,775	231,877
Depreciation and amortization	20,084	15,720	15,890	15,273	14,377
Gain (loss) on sale of assets	418	(36)	162	128	199

Operating income	97,338	41,667	7,617	46,272	87,324
Interest expense, net	7,161	5,363	5,695	7,230	14,049

Income from continuing operations before income taxes	90,177	36,304	1,922	39,042	73,275
Provision (benefit) for income taxes	34,964	11,737	(3,173)	13,864	26,984

Income from continuing operations	55,213	24,567	5,095	25,178	46,291
Income from discontinued operations, net of taxes	—	6,715	789	3,687	5,201

Net income	$55,213	$31,282	$5,884	$28,865	$51,492

Earnings per common share—Basic:
Income from continuing operations	$1.46	$0.66	$0.14	$0.66	$1.22
Net income	$1.46	$0.84	$0.16	$0.76	$1.35

Earnings per common share—Diluted:
Income from continuing operations	$1.42	$0.64	$0.14	$0.65	$1.19
Net income	$1.42	$0.82	$0.16	$0.75	$1.33

Weighted average shares outstanding:
Basic	37,861	37,307	37,066	38,089	38,059
Diluted	39,014	38,218	37,597	38,587	38,746

	September 30,	September 30,	September 30,	September 30,	September 30,
	Year Ended December 31,
	2011	2010	2009	2008	2007
OPERATING DATA
Unit vehicle sales —
New vehicles	15,540	7,680	6,615	9,289	12,712
Used vehicles	4,649	3,461	2,875	3,234	4,101

Total unit vehicles sales	20,189	11,141	9,490	12,523	16,813
Truck lease and rental units (including units under contract maintenance)	4,000	3,809	3,033	2,570	2,404

	December 31,
	2011	2010	2009	2008	2007
	(in thousands)
BALANCE SHEET DATA
Working capital	$189,214	$143,778	$164,165	$177,117	$197,805
Inventories	649,626	321,933	252,219	343,032	345,568
Assets held for sale	—	—	22,719	24,479	25,881
Total assets	1,717,701	1,167,933	977,297	1,056,790	1,031,591

Floor plan notes payable	520,693	237,810	189,256	282,702	273,653
Long-term debt, including current portion	328,287	252,129	209,502	209,677	198,945
Capital lease obligations, including current portion	45,554	42,202	34,444	14,820	17,543
Shareholders’ equity	531,234	464,919	426,225	416,041	399,577

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The Company believes these record results validate our efforts to build an organization with a diversified earnings base that is less dependent on the highly cyclical Class 8 truck sales market. For 15 years, the Company has worked to position itself as a service solutions provider to the commercial vehicle industry. These efforts include focusing on expanding its capabilities in less cyclical aftermarket operations, broadening the depth of its commercial vehicle product offerings and expanding its network of Rush Truck Centers.

The Company’s aftermarket capabilities now include a wide range of services and products such as a fleet of mobile service units, mobile technicians who staff customers’ facilities, a proprietary line of parts and accessories, new diagnostic and analysis capabilities, factory certified service for alternative fuel vehicles and assembly service for specialized bodies and equipment. As a result of the Company’s efforts to expand aftermarket capabilities, aftermarket operations currently account for more than 60% of the Company’s total gross profits.

Once primarily focused on Class 8 truck sales, the Company has now expanded its commercial vehicle product line to include medium-duty and light-duty trucks, buses and vocational specialty vehicles such as refuse trucks, tow trucks and truck-mounted cranes. The Company has developed relationships with a more diverse customer base across a wide range of market segments, resulting in our ability to offer a complete range of solutions from sales of new vehicles to aftermarket support for vehicles in operation.

The Company has a track record of growth through acquisitions and additions of dealerships within its current areas of responsibility. It now operates a contiguous network of 70 Rush Truck Centers across the United States. The Company believes that this geographic diversity will more effectively allow the Company to withstand regional economic downturns and expand service capabilities that better match the footprint of its customer base.

The Company encourages its customers to “Expect More” because it is confident that it has built a network of Rush Truck Centers that can provide its customers with any service they need related to their commercial vehicles and help create efficiencies in their businesses. The Company’s long-term goal has been to provide its customers with more services so that it can minimize its dependence on the cyclical Class 8 truck sales market for operating profits.

The Company expects U.S. Class 8 retail sales will remain on pace to reach approximately 200,000 to 215,000 units in 2012, just slightly above historical replacement levels, an approximate 15% to 24% increase over 2011. U. S. retail sales for Class 4 through 7 are expected to reach 163,000 units in 2012, a 13% increase over 2011. The Company has been able to increase its share of Class 8 U.S. retail sales by nearly 30% since 2009 through acquisitions and increased sales at its existing dealerships. Likewise, the Company’s Class 4 through 7 medium-duty market share has expanded by nearly 45% during this same time period.

A.C.T. Research Co., LLC (“A.C.T. Research”), a truck industry data and forecasting service provider, currently predicts 2012 U.S. Class 8 truck sales to reach 214,000 units, up from 174,000 units sold in 2011. A.C.T. Research currently predicts U.S. Class 4-7 retail sales in 2012 to be 163,000 units, up from 144,233 units in 2011.

The Company believes that it is in the beginning of a multi-year improving truck market as current sales levels of both Class 8 and medium-duty trucks have been below historical replacement levels for the last five years. In 2011, the Company’s Class 8 retail sales increased by 91% over 2010, far outpacing the U.S. Class 8 truck market, which increased by 58%. The Company’s Class 8 truck sales accounted for 5.2% of the U.S. Class 8 retail truck sales market in 2011. The increase in the Class 8 truck sales was primarily the result of continued strong demand by oilfield services customers and replacement purchases by large fleet customers.

Similarly, Rush’s U.S. Class 4 through 7 medium-duty commercial vehicle sales were up 94% over 2010, significantly outpacing the U.S. Class 4 through 7 market, which increased by 23%. Rush’s medium-duty retail sales accounted for 3.8% of U.S. Class 4 through 7 retail sales in 2011. The majority of our medium-duty growth was achieved through Navistar Division dealerships and Ford and Isuzu dealerships in Texas, Florida, Oklahoma and California that were acquired during 2010 and 2011.

The Company continues to pursue its acquisition strategy. In the fourth quarter, the Company purchased certain assets of West Texas Peterbilt, which included five locations in West Texas, and Peck Road Ford in Whittier, California. The Company now operates five Ford franchises and sixteen Isuzu franchises in its network of Rush Truck Centers. The acquisition of West Texas Peterbilt expanded the Company’s representation of Peterbilt in Texas to include the entire state.

Improvements to the Company’s existing network of Rush Truck Centers continue. The Company relocated its dealerships in Ft. Worth, Texas and Orlando, Florida at the end of 2011. In 2012, the Company plans to relocate its Phoenix, Arizona, open a new Rush Bus Center in Houston to better serve its bus customers in the Houston market and construct a new dealership facility in Corpus Christi, Texas.

In 2011, the Company also expanded operations to take advantage of strong demand for ancillary services not traditionally performed by truck dealerships. The Company leased a 237,000 square foot facility in Houston to support demand from several long-term oilfield services customers for oilfield vehicle preparation and service, and also established a new 50,000 square foot modification center in the Dallas area.

The Company continues to evaluate opportunities to expand its Navistar Division. The 17 locations in the Navistar Division have now become a solid contributor to the Company’s overall profitability and represent a significant opportunity to enlarge the network of Rush Truck Centers. The Company remains committed to work with Navistar to expand its Navistar Division.

Key Performance Indicator

Absorption Rate. Management uses several performance metrics to evaluate the performance of its commercial vehicle dealerships, and considers Rush Truck Centers’ “absorption rate” to be of critical importance. Absorption rate is calculated by dividing the gross profit from the parts, service and body shop departments by the overhead expenses of all of a dealership’s departments, except for the selling expenses of the new and used commercial vehicle departments and carrying costs of new and used commercial vehicle inventory. When 100% absorption is achieved, then gross profit from the sale of a commercial vehicle, after sales commissions and inventory carrying costs, directly impacts operating profit. In 1999, the Company’s commercial vehicle dealerships’ absorption rate was approximately 80%. The Company has made a concerted effort to increase its absorption rate since 1999. The Company’s commercial vehicle dealerships achieved a 113.9% absorption rate for the year in 2011 and 105.5% absorption rate for the year in 2010.

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

The Company has historically performed an annual impairment review of goodwill during the fourth quarter of each year, however, an interim evaluation of goodwill was required during the second quarter of 2009 due to General Motors’ decision to terminate production of medium-duty GMC trucks, which resulted in the winding-down of the Company’s medium-duty GMC truck franchises. The goodwill allocation was based on the relative fair values of the medium-duty GMC truck franchises and the portion of the Company’s Truck Segment remaining. The Company’s Truck Segment recorded a non-cash charge of $0.8 million related to the impairment of the goodwill of its medium-duty GMC truck franchises. See Note 17 for further discussion of the wind-down of the Company’s medium-duty GMC truck franchise agreements.

Goodwill was tested for impairment during the fourth quarter of 2011 and no impairment write down was required. The fair value of each of our reporting units exceeded the carrying value of its net assets. As a result, we were not required to conduct the second step of the impairment test. The Company does not believe any of its reporting units are at risk of failing step one of the impairment test.

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

Changes in the frequency, severity, and development of existing claims could influence the Company’s reserve for claims and financial position, results of operations and cash flows. The Company does not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions it used to calculate its self-insured liabilities. However, if actual results are not consistent with our estimates or assumptions, the Company may be exposed to losses or gains that could be material. A 10% change in the Company’s estimate would have changed its reserve for these losses at December 31, 2011 by $0.8 million.

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

New Accounting Standards

In June 2011, the FASB issued an accounting standard update that requires the presentation of components of other comprehensive income with the components of net income in either (1) a continuous statement of comprehensive income that contains two sections, net income and other comprehensive income, or (2) two separate but consecutive statements. This accounting standard update eliminated the option to present components of other comprehensive income as part of the statement of shareholders’ equity, and is effective for interim and annual periods beginning after December 15, 2011. In December 2011, this standard was amended to delay the proposed identification of reclassification adjustments in the consolidated statements of income. The adoption of this accounting standard update will not have an impact on our consolidated financial position, results of operations, or cash flows, as it only requires a change in the format of our current presentation of comprehensive income.

Results of Operations

The following discussion and analysis includes the Company’s historical results of operations for 2011, 2010 and 2009. The following table sets forth for the years indicated certain financial data as a percentage of total revenues:

	September 30,	September 30,	September 30,
	Year Ended December 31,
	2011	2010	2009

New and used commercial vehicle sales	69.8%	61.9%	61.5%
Parts and service sales	26.2	32.7	32.9
Lease and rental	3.2	4.5	4.5
Finance and insurance	0.4	0.5	0.6
Other	0.4	0.4	0.5

Total revenues	100.0	100.0	100.0

Cost of products sold	83.6	81.0	82.0

Gross profit	16.4	19.0	18.0

Selling, general and administrative	11.9	15.2	16.0
Depreciation and amortization	0.7	1.0	1.3

Operating income	3.8	2.8	0.7
Interest expense, net	0.3	0.4	0.5

Income from continuing operations before income taxes	3.5	2.4	0.2
Provision (benefit) for income taxes	1.4	0.8	(0.2)

Income from continuing operations	2.1	1.6	0.4
Income from discontinued operations	0.0	0.4	0.1

Net income	2.1%	2.0%	0.5%

The following table sets forth the unit sales and revenue for new heavy-duty, new medium-duty and used commercial vehicles and the absorption rate for the years indicated (revenue in millions):

	September 30,	September 30,	September 30,	September 30,	September 30,
				% Change
	2011	2010	2009	2011 vs 2010	2010 vs 2009
Vehicle unit sales:
New heavy-duty vehicles	9,052	4,746	3,972	90.7%	19.5%
New medium-duty vehicles	5,469	2,820	2,643	93.9%	11.0%
New light-duty vehicles	1,019	114	—	793.9%	100.0%

Total new vehicle unit sales	15,540	7,680	6,615	102.3%	16.1%

Used vehicles sales	4,649	3,461	2,875	34.3%	20.4%

Vehicle revenue:
New heavy-duty vehicles	$1,186.5	$595.4	$467.1	99.3%	27.5%
New medium-duty vehicles	380.7	185.9	163.7	104.8%	16.1%
New light-duty vehicles	33.3	4.2	—	692.9%	100.0%

Total new vehicle revenue	$1,600.5	$785.5	$630.8	103.8%	24.5%

Used vehicle revenue	$193.3	$139.0	$106.5	39.1%	30.5%

Other vehicle revenue:(1)	$8.2	$2.1	$1.4	290.5%	50.0%

Dealership absorption rate:	113.9%	105.5%	95.7%	8.0%	10.2%

(1)	Includes sales of glider kits, truck bodies, trailers and other new equipment.

Industry

We currently operate in the commercial vehicle market. There has historically been a high correlation between new product sales in the commercial vehicle market and the rate of change in U.S. industrial production and the U.S. gross domestic product.

Heavy-Duty Truck Market

The Company serves the U.S. retail heavy-duty truck market, which is affected by a number of factors relating to general economic conditions, including fuel prices, government regulation, interest rate fluctuations, economic recessions, other methods of transportation and customer business cycles. In addition, unit sales of new commercial vehicles have historically been subject to substantial cyclical variation based on general economic conditions. According to data published by A.C.T. Research, in recent years total U.S. retail sales of new Class 8 trucks have ranged from a low of approximately 97,000 in 2009 to a high of approximately 291,000 in 2006. Class 8 trucks are defined by the American Automobile Association as trucks with a minimum gross vehicle weight rating above 33,000 pounds. The Company’s share of the U.S. Class 8 truck sales market increased to 5.2% in 2011, up from 4.3% in 2010.

Typically, Class 8 trucks are assembled by manufacturers utilizing certain components that may be manufactured by other companies, including engines, transmissions, axles, wheels and other components. As commercial vehicles and commercial vehicle components have become increasingly complex, the ability to provide state-of-the-art service for commercial vehicles has become a competitive factor in the industry. The ability to provide such service requires a significant capital investment in diagnostic and other equipment, parts inventory and highly trained service personnel. Environmental Protection Agency (“EPA”) and U.S. Department of Transportation (“DOT”) regulatory guidelines for service processes, including body shop, paint work and waste disposal, require sophisticated operating and testing equipment to ensure compliance with environmental and safety standards. Additionally, we believe that more of our customers will lease Class 8 trucks as fleets and seek to establish full-service leases or rental contracts, which provide for turnkey service including parts, maintenance and, potentially, fuel, fuel tax reporting and other services. Differentiation between commercial vehicle dealers has become less dependent on pure price competition and is increasingly based on a dealer’s ability to offer a wide variety of services to their clients. Such services include the following: efficient, conveniently located and easily accessible commercial vehicle service centers with an adequate supply of replacement parts; financing for commercial vehicle purchases; leasing and rental programs; and the ability to accept multiple unit trade-ins related to large fleet purchases. We believe our one-stop center concept and the size and geographic diversity of our dealer network gives us a competitive advantage in providing these services.

A.C.T. Research currently estimates approximately 214,000 new Class 8 trucks will be sold in the United States in 2012, compared to approximately 174,000 new Class 8 trucks sold in 2011. A.C.T. Research currently forecasts sales of Class 8 trucks in the U.S. to be approximately 245,000 in 2013.

Medium-Duty Truck Market

Many of our Rush Truck Centers sell medium-duty commercial vehicles manufactured by Peterbilt, International, Hino, UD, Ford, Mitsubishi Fuso or Isuzu, and all of our Rush Truck Centers provide parts and service for medium-duty commercial vehicles. Medium-duty commercial vehicles are principally used in short-haul, local markets as delivery vehicles. Medium-duty commercial vehicles typically operate locally and generally do not venture out of their service areas overnight. The Company also sells light-duty vehicles (Class 3 and under) at certain dealerships.

A.C.T. Research currently forecasts sales of Class 4 through 7 commercial vehicles in the U.S. to be approximately 163,000 in 2012 compared to 144,000 in 2011. A.C.T. Research currently forecasts sales of Class 4 through 7 commercial vehicles in the U.S. to be approximately 188,000 in 2013.

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Revenues

Revenues increased $1,082.7 million, or 72.3%, in 2011, compared to 2010. Sales of new and used commercial vehicles increased $875.4 million, or 94.5%, in 2011, compared to 2010. Demand for commercial vehicles has increased as general economic conditions in the United States have improved and credit is being made available on reasonable terms to a wider range of buyers. Our parts, service and body shop revenues increased $186.0 million, or 38.0%, in 2011, compared to 2010, primarily due to continued aging of commercial vehicles in operation, strong activity by our energy sector customers and acquisitions that occurred during 2010 and 2011. As commercial vehicle utilization remains high, the Company expects parts, service and body shop sales to continue to remain strong through 2012 and remains focused on expanding aftermarket product and service offerings.

The Company sold 9,052 heavy-duty trucks in 2011, a 90.7% increase compared to 4,746 heavy-duty trucks in 2010. According to A.C.T. Research, the U.S. Class 8 truck market increased 58.0% in 2011, compared to 2010. The Company’s share of the U.S. Class 8 truck sales market was approximately 5.2% in 2011. The Company expects its market share to range between 4.8% and 5.2% of U.S. Class 8 truck sales in 2012. This market share percentage would result in the sale of approximately 10,000 to 10,800 of Class 8 trucks in 2012 based on A.C.T. Research’s estimate that U.S. retail sales will increase to 214,000 units. Company’s ability to sell this many trucks may be limited by manufacturer and component suppliers’ ability to maintain or increase production over current levels to meet customer demand.

The Company sold 5,469 medium-duty commercial vehicles, including 1,074 buses, in 2011, a 93.9% increase compared to 2,820 medium-duty commercial vehicles, including 457 buses, in 2010. A.C.T. Research estimates that unit sales of Class 4 through 7 commercial vehicles in the U.S. increased approximately 23.0% in 2011, compared to 2010. In 2011, the Company achieved a 3.8% share of the Class 4 through 7 commercial vehicle sales market in the U.S. As a result of acquisitions that occurred during 2011, the Company expects its market share to range between 4.2% and 4.6% of U.S. Class 4 through 7 commercial vehicle sales in 2012. This market share percentage would result in the sale of approximately 6,800 to 7,500 of Class 4 through 7 commercial vehicles in 2012 based on A.C.T. Research’s current U.S. retail sales estimates of 163,000 units.

The Company sold 1,019 light-duty vehicles in 2011, a 793.9% increase compared to 114 light-duty vehicles in 2010. The Company expects to sell 1,200 light-duty vehicles in 2012.

The Company sold 4,649 used commercial vehicles in 2011, a 34.3% increase compared to 3,461 used commercial vehicles in 2010. The Company expects to sell approximately 5,200 to 6,000 used commercial vehicles in 2012. The Company expects used commercial vehicle sales to be largely dependent upon our ability to acquire quality used commercial vehicles and maintain an adequate used commercial vehicle inventory throughout 2012.

Truck lease and rental revenues increased $16.0 million, or 23.7%, in 2011, compared to 2010. The increase in lease and rental revenue is consistent with management’s expectations, which are based upon the increased number of units put into service in the lease and rental fleet during 2010 and 2011 and increasing rental fleet utilization. The Company expects lease and rental revenue to increase 20% to 25% during 2012, compared to 2011 based on the increase of units in the lease and rental fleet.

Finance and insurance revenues increased $2.9 million, or 37.2%, in 2011, compared to 2010. The increase in finance and insurance revenue is primarily a result of the increase in new and used commercial vehicle sales. The Company expects finance and insurance revenue to fluctuate proportionately with the Company’s new and used commercial vehicle sales in 2012. Finance and insurance revenues have limited direct costs and, therefore, contribute a disproportionate share of the Company’s operating profits.

Other income increased $2.3 million, or 34.7% in 2011, compared to 2010. Other income consists primarily of the gain on sale realized on trucks from the lease and rental fleet, document fees related to commercial vehicle sales and mineral royalties.

Gross Profit

Gross profit increased $138.4 million, or 48.6%, in 2011, compared to 2010. Gross profit as a percentage of sales decreased to 16.4% in 2011, from 19.0% in 2010. This decrease in gross profit as a percentage of sales is primarily a result of a change in our product sales mix. Commercial vehicle sales, a lower margin revenue item, increased as a percentage of total revenue to 69.8% in 2011, from 61.9% in 2010. Parts and service revenue, a higher margin revenue item, decreased as a percentage of total revenue to 26.2% in 2011, from 32.7% in 2010.

Gross margins from the Company’s parts, service and body shop operations increased to 39.5% in 2011, from 38.5% in 2010. Gross profit for the parts, service and body shop departments increased to $266.7 million in 2011, from $188.5 million in 2010. The Company expects gross margins on parts, service and body shop operations to range 39.0% to 41.0% in 2012.

Gross margins on Class 8 truck sales decreased to 7.1% in 2011, from 7.4% in 2010. In 2012, the Company expects overall gross margins from Class 8 truck sales of approximately 6.5% to 7.5%. The Company recorded expense of $1.6 million to increase its new heavy-duty truck valuation allowance in 2011 and $1.9 million in 2010.

Gross margins on medium-duty commercial vehicle sales decreased to 4.8% in 2011, from 5.6% in 2010. Gross margins on medium-duty commercial vehicles are difficult to forecast accurately because gross margins vary significantly depending upon the mix of fleet and non-fleet purchasers and types of medium-duty commercial vehicles sold. For 2012, the Company expects overall gross margins from medium-duty commercial vehicle sales of approximately 4.5% to5.5%, but this will largely depend upon general economic conditions and the mix of purchasers and types of vehicles sold. The Company recorded expense of $1.9 million to increase its new medium-duty commercial vehicle valuation allowance in 2011 and $0.6 million in 2010.

Gross margins on used commercial vehicle sales decreased to 9.4% in 2011, from 12.2% in 2010. In 2012, the Company expects margins on used commercial vehicles to remain between 8.0% and 10.0%, but this will largely depend upon general economic conditions and the availability of quality used vehicles. The Company recorded expense of $2.3 million to increase its used commercial vehicle valuation allowance in 2011 and $1.5 million in 2010.

Gross margins from truck lease and rental sales increased to 16.5% in 2011, from approximately 14.9% in 2010. The increase in lease and rental gross profit is primarily attributable to increased utilization of vehicles in the Company’s rental fleet and increased variable rental revenue that is based on the miles that vehicles being leased are driven. The Company expects gross margins from lease and rental sales of approximately 16.0% to 18.0% during 2012. The Company’s policy is to depreciate its lease and rental fleet using a straight line method over the customer’s contractual lease term. The lease unit is depreciated to a residual value that approximates fair value at the expiration of the lease term. This policy results in the Company realizing reasonable gross margins while the unit is in service and a corresponding gain or loss on sale when the unit is sold at the end of the lease term.

Finance and insurance revenues and other income, as described above, have limited direct costs and, therefore, contribute a disproportionate share of gross profit.

Selling, General and Administrative Expenses

Selling, General and Administrative (“SG&A”) expenses increased $78.8 million, or 34.6%, in 2011, compared to 2010. SG&A expenses as a percentage of total revenue decreased to 11.9% in 2011, from 15.2% in 2010. SG&A expenses as a percentage of total revenue have historically ranged from 10.0% to 15.0%. In general, when new and used commercial vehicle revenue decreases as a percentage of revenue, SG&A expenses as a percentage of total revenue will be at, or exceed, the higher end of this range. Historically low commercial vehicle revenue during 2009 and early 2010, caused SG&A expenses as a percentage of revenue to rise above this range. For 2012, the Company expects SG&A expenses as a percentage of total revenue to range from 11.0% to 13.0%. For 2012, the Company expects the selling portion of SG&A expenses to be approximately 25% to 30% of new and used commercial vehicle gross profit. In 2012, the Company expects the general and administrative portion of SG&A expenses to increase by approximately 13.0% to 17.0% primarily due to an expected increase in personnel costs related to increased parts and service business, the full year effect of acquisitions made in the first quarter of 2011, and the reinstatement of certain employee benefits. The Company will incur ongoing additional costs of approximately $0.3 million to $0.4 million per month related to implementation of SAP software which includes monthly maintenance fees and training expenses. The SAP software was placed into service in August 2011.

Depreciation and Amortization Expense

Depreciation and amortization expense increased $4.4 million, or 27.8%, in 2011 compared to 2010. The increase in depreciation and amortization expense in 2011 was partially due to the acceleration of depreciation of the leasehold improvements related to the relocation of the Company’s dealership in Orlando, Florida. The Company incurred additional amortization expense of approximately $1.2 million during the third and fourth quarter of 2011 related to the SAP software that was placed into service in August 2011. The Company expects that it will incur amortization expense of approximately $0.2 million per month related to the SAP software development going forward.

Interest Expense, Net

Net interest expense increased $1.8 million, or 33.5%, in 2011, compared to 2010. The increase in net interest expense is primarily due to increased truck inventory levels and the Company entering into a new floor plan agreement with GE Capital at the end of 2010, which increased interest rates related to floor plan notes payable during 2011. In January 2012, the Company’s floor plan agreement with GE Capital was amended to decrease interest rates related to floor plan notes payable. Net interest expense in 2012 will depend on inventory levels and cash available for prepayment of floor plan financing. Interest expense will increase by approximately $0.1 million per month because the Company discontinued the capitalization of interest on the costs related to the SAP software implementation when the software was placed in service in August 2011.

Income from Continuing Operations before Income Taxes

Income from continuing operations before income taxes increased $53.9 million in 2011, compared to 2010, as a result of the factors described above.

Income Taxes

Income taxes increased $23.2 million in 2011, compared to 2010. The Company provided for taxes at a 38.8% effective rate in 2011 compared to an effective rate of 39.0% in 2010, prior to the application of alternative fuel tax credits. The Company expects its effective tax rate to be approximately 37% to 39% of pretax income in 2012. In 2010, the Company received $2.5 million in tax credits for sales of alternative fuel vehicles to tax-exempt entities. The federal tax law that extended tax credits for alternative fuel vehicles expired on December 31, 2010.

Income from Discontinued Operations, Net

Income from discontinued operations, net of income taxes decreased $6.7 million in 2011 compared to 2010. Income from discontinued operations during 2010 included operating results and a gain of $10.1 million on the disposition for the Company’s construction equipment business, which was sold in September 2010.

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

The Company sold 2,820 medium-duty commercial vehicles, including 457 buses, in 2010, an 11.0% increase compared to 2,643 medium-duty commercial vehicles, including 368 buses, in 2009.

The Company sold 3,461 used commercial vehicles in 2010, a 20.4% increase compared to 2,875 used commercial vehicles in 2009.

Parts and service sales increased $94.1 million, or 23.8%, in 2010, compared to 2009. Aftermarket parts, service and body shop sales remained strong throughout 2010 as freight movement increased and aging commercial vehicles were put back into service. The Company’s acquisition of Lake City International contributed $25.1 million of the increase.

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

Other income increased $1.3 million, or 23.9% in 2010, compared to 2009. Other income consists primarily of the gain on sale realized on trucks from the lease and rental fleet, document fees related to commercial vehicle sales, mineral royalties, an adjustment of a liability related to retail finance contracts sold with recourse.

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

Selling, General and Administrative Expenses

Selling, General and Administrative (“SG&A”) expenses increased $35.2 million, or 18.3%, in 2010, compared to 2009. SG&A expenses as a percentage of sales decreased to 15.2% in 2010, from 16.0% in 2009. Prior to 2009, SG&A expenses as a percentage of total revenue historically ranged from 10.0% to 15.0%. In general, when new and used commercial vehicle revenue decreases as a percentage of revenue, SG&A expenses as a percentage of total revenue will be at, or exceed, the higher end of this range. Extremely low commercial vehicle revenue during 2009 and early 2010, caused SG&A expenses as a percentage of sales to fall outside this range

Interest Expense, Net

Net interest expense decreased $0.3 million, or 5.8%, in 2010, compared to 2009.

Income from Continuing Operations before Income Taxes

Income from continuing operations before income taxes increased $34.4 million in 2010, compared to 2009, as a result of the factors described above.

Income Taxes

Income taxes increased $14.9 million in 2010, compared to 2009. Prior to the application of alternative fuel tax credits, the Company’s tax rate during 2010 was 39%. In 2010, the Company received $2.5 million in tax credits for sales of alternative fuel vehicles to tax-exempt entities, compared to $5.3 million in 2009. The federal tax law that extended tax credits for alternative fuel vehicles expired on December 31, 2010.

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

Liquidity and Capital Resources

The Company’s short-term cash requirements are primarily for working capital, inventory financing, the improvement and expansion of existing facilities, the development and implementation of SAP enterprise software and dealership management system, and the construction or purchase of new facilities. Historically, these cash requirements have been met through the retention of profits, borrowings under our floor plan arrangements and bank financings. The Company does not expect the absence of cash flows from discontinued operations to materially affect future liquidity and capital resources. As of December 31, 2011, the Company had working capital of approximately $189.2 million, including $207.8 million in cash available to fund our operations. The Company believes that these funds are sufficient to meet our operating requirements for at least the next twelve months.

Available cash is generally invested in variable interest rate instruments in accordance with the Company’s investment policy which is to invest excess funds in a manner that will provide maximum preservation and safety of principal. The portfolio is maintained to meet anticipated liquidity needs of the Company in order to ensure the availability of cash to meet the Company’s obligations and to minimize potential liquidation losses. As of December 31, 2011, the majority of excess cash is maintained in a depository account or invested in a money market fund that invests exclusively in U.S. Treasury bills, notes and other obligations issued or guaranteed by the U.S. Treasury, and repurchase agreements collateralized by such obligations.

The Company has a secured line of credit that provides for a maximum borrowing of $10.0 million. There were no advances outstanding under this secured line of credit at December 31, 2011, however, $7.7 million was pledged to secure various letters of credit related to self-insurance products, leaving $2.3 million available for future borrowings as of December 31, 2011.

The Company’s long-term real estate debt agreements require the Company to satisfy various financial ratios such as the debt to worth ratio, leverage ratio and the fixed charge coverage ratio and certain requirements for tangible net worth and GAAP net worth. At December 31, 2011, the Company was in compliance with all debt covenants related to debt secured by real estate and its floor plan credit agreement. The Company does not anticipate any breach of the covenants in the foreseeable future.

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

The Company expects to purchase or lease trucks worth approximately $95.0 million for its leasing operations in 2012, depending on customer demand, all of which will be financed. The Company also expects to make capital expenditures for recurring items such as computers, shop tools and equipment and vehicles of approximately $10.0 million to $12.0 million during 2012.

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

The Company has no other material commitments for capital expenditures as of December 31, 2011, except that the Company will continue to purchase vehicles for its lease and rental division and authorize capital expenditures for improvement and expansion of its existing dealership facilities and construction or purchase of new facilities based on market opportunities.

Cash Flows

Cash and cash equivalents increased by $38.8 million during the year ended December 31, 2011, and increased by $19.9 million during the year ended December 31, 2010. The major components of these changes are discussed below. Cash flows from discontinued operations are included in the components of the statement of cash flows as described below.

Cash Flows from Operating Activities

Cash flows from operating activities include net income adjusted for non-cash items and the effects of changes in working capital. During 2011, operating activities resulted in net cash used in operations of $81.4 million. Cash used in operating activities was primarily impacted by the increased levels of inventory and the increase in accounts receivable, offset by increases in accounts payable and accrued expenses. The majority of commercial vehicle inventory is financed through the Company’s floor plan credit agreement.

During 2010, operating activities resulted in net cash provided by operations of $66.4 million.

Cash flows from operating activities as adjusted for all draws and (payments) on floor plan notes (“Adjusted Cash Flows from Operating Activities”) was $188.3 million for the year ended December 31, 2011, and $110.2 million for the year ended December 31, 2010. Generally, all vehicle dealers finance the purchase of vehicles with floor plan borrowings, and our agreements with our floor plan providers require us to repay amounts borrowed for the purchase of such vehicles immediately after they are sold. As a result, changes in floor plan notes payable are directly linked to changes in vehicle inventory. However, as reflected in our consolidated statements of cash flows, changes in inventory are recorded as cash flows from operating activities, and draws and (payments) on floor plan notes are recorded as cash flows from financing activities.

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

	September 30,	September 30,
	Year Ended December 31,
	2011	2010
Net cash (used in) operating activities (GAAP)	$(81,369)	$66,433
Draws on floor plan notes payable	282,883	43,724
Less: draws on floor plan notes payable related to inventory acquired in business acquisitions	(13,250)	—

Adjusted Cash Flows from Operating Activities (Non-GAAP)	$188,264	$110,157

Cash Flows from Investing Activities

During 2011, cash used in investing activities was $231.8 million. Cash flows used in investing activities consist primarily of cash used for capital expenditures and business acquisitions. Capital expenditures of $148.5 million consisted of purchases of property and equipment and improvements to our existing dealership facilities. Property and equipment purchases during 2011 consisted of $97.3 million for additional units for the rental and leasing operations, which was directly offset by borrowings of long-term debt. The Company expects to purchase or lease trucks worth approximately $95.0 million for its leasing operations in 2012, depending on customer demand, all of which will be financed. Cash used in business acquisitions was $94.7 million during the year ended December 31, 2011. See Note 15 of the Notes to Consolidated Financial Statements for a detailed discussion of these acquisitions. During 2012, the Company expects to make capital expenditures for recurring items such as computers, shop equipment and vehicles of approximately $10.0 to $12.0 million.

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

Cash Flows from Financing Activities

Cash flows used in financing activities include borrowings and repayments of long-term debt and net payments of floor plan notes payable. Cash provided by financing activities was $352.0 million during 2011. The Company had borrowings of long-term debt of $144.5 million and repayments of long-term debt and capital lease obligations of $82.3 million during 2011. The Company had net borrowings of floor plan notes payable of $282.9 million during 2011. The borrowings of long-term debt were primarily related to units for the rental and leasing operations and purchase and refinancing of real estate.

Cash provided by financing activities was $50.2 million during 2010. The Company had borrowings of long-term debt of $66.6 million and repayments of long-term debt and capital lease obligations of $63.2 million during 2010. The Company had net borrowings of floor plan notes payable of $43.7 million during 2010. The borrowings of long-term debt were primarily related to units for the rental and leasing operations and refinancing of existing real estate.

Substantially all of the Company’s commercial vehicle purchases are made on terms requiring payment within 15 days or less from the date the commercial vehicles are invoiced from the factory. During 2011, we financed substantially all of the purchases of commercial vehicle inventory under our $450.0 million credit agreement with GE Capital. Under our $450.0 million credit agreement, all principal amounts outstanding bore interest at a rate per annum equal to the sum of the LIBOR rate plus 2.95%, which was payable monthly. The credit agreement allowed for prepayment of the inventory loans, up to 65% of the aggregate inventory loans outstanding, with monthly adjustments to the interest due. The Company made monthly interest payments to GE Capital on the amount financed, but was not required to commence loan principal repayments on any vehicle until such vehicle had been financed for 12 months or was sold. On December 31, 2011, the Company had approximately $496.3 million outstanding under its credit agreement with GE Capital.

On January 31, 2012, the Company entered into an amended and restated $600.0 million credit agreement with GE Capital. The interest rate under the amended credit agreement is LIBOR plus 2.23% on inventory loans up to $500.0 million and LIBOR plus 2.95% on inventory loans exceeding $500.0 million. The amended credit agreement allows the Company to prepay inventory loans, provided that the prepayment does not exceed the sum of 38% of the aggregate inventory loans made up to $500.0 million plus 100% of the inventory loans above $500.0 million. GE Capital may terminate this credit agreement without cause upon 120 days notice.

Navistar Financial Corporation offers a floor plan program that provides an interest free financing period, which varies depending on the commercial vehicle purchased. If the commercial vehicle financed by Navistar is not sold within the interest free finance period, the Company transfers the financed commercial vehicle to the GE Capital credit agreement. On December 31, 2011, the Company had approximately $24.4 million outstanding under the floor plan program with Navistar Financial Corporation.

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

Contractual Obligations

The Company has certain contractual obligations that will impact its short and long-term liquidity. At December 31, 2011, such obligations were as follows (in thousands):

	September 30,	September 30,	September 30,	September 30,	September 30,
	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Long-term debt obligations (1)	$328,287	$63,465	$113,635	$129,957	$21,230
Capital lease obligations(2)	49,351	11,517	19,183	12,694	5,957
Operating lease obligations(3)	39,738	8,782	11,845	7,526	11,585
Floor plan debt obligation	520,693	520,693	—	—	—
Interest obligations (4)	52,547	26,971	17,660	7,396	520
Purchase obligations(5)	7,756	3,264	4,492	—	—

Total	$998,372	$634,692	$166,815	$157,573	$39,292

(1)	Refer to Note 8 of Notes to Consolidated Financial Statements.

(2)	Refer to Note 10 of Notes to Consolidated Financial Statements. Amounts include interest.

(3)	Refer to Note 10 of Notes to Consolidated Financial Statements.

(4)

In computing interest expense, the Company used its weighted average interest rate outstanding on fixed rate debt to estimate its interest expense on fixed rate debt. The Company used its weighted average variable interest rate on outstanding variable rate debt at December 31, 2011 and added 0.25 percent per year to estimate its interest expense on variable rate debt.

(5)	Purchase obligations represent non-cancelable contractual obligations at December 31, 2011 related to the Company’s contract with Titan Technology Partners.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Market risk represents the risk of loss that may impact the financial position, results of operations, or cash flows of the Company due to adverse changes in financial market prices, including interest rate risk, and other relevant market rate or price risks.

The Company is exposed to some market risk through interest rates related to our floor plan financing agreements, variable rate real estate debt and discount rates related to finance sales. The majority of floor plan debt and variable rate real estate debt is based on LIBOR. As of December 31, 2011, the Company had floor plan borrowings and variable interest rate real estate debt of approximately $650.8 million. Assuming an increase or decrease in LIBOR of 100 basis points, annual interest expense could correspondingly increase or decrease by approximately $6.5 million. The Company provides all customer financing opportunities to various finance providers. The Company receives all finance charges in excess of a negotiated discount rate from the finance providers in the month following the date of the financing. The negotiated discount rate is variable, thus subject to interest rate fluctuations. This interest rate risk is mitigated by the Company’s ability to pass discount rate increases to customers through higher financing rates.

The Company is exposed to some market risk through interest rate swaps on some of the Company’s variable interest rate real estate debt. As of December 31, 2011, the Company has interest rate swaps with a total notional amount of $45.0 million. The swaps were designed to provide a hedge against changes in interest rates on some of the Company’s variable interest rate real estate debt. The swaps are collateralized by the underlying real estate. These interest rate swaps qualify for cash flow hedge accounting treatment and are considered effective. For additional information about the effect of the Company’s derivative instruments on the accompanying consolidated financial statements, see Note 9 – Financial Instruments and Fair Value of the Notes to Consolidated Financial Statements.

The Company is also exposed to some market risk through interest rates related to the investment of our current cash and cash equivalents which totaled $207.8 million on December 31, 2011. These funds are generally invested in variable interest rate instruments in accordance with the Company’s investment policy. As such instruments mature and the funds are reinvested, we are exposed to changes in market interest rates. This risk is mitigated by management’s ongoing evaluation of the best investment rates available for current and noncurrent high quality investments. If market interest rates were to increase or decrease immediately and uniformly by 100 basis points, the Company’s annual interest income could correspondingly increase or decrease by approximately $2.1 million.

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

As of December 31, 2011, the Company holds auction rate securities, with underlying tax-exempt municipal bonds that mature in 2030, that have a fair value of $6.6 million. Given the current market conditions in the auction rate securities market, if the Company determines that the fair value of these securities temporarily decreases by an additional 10%, the Company’s equity could correspondingly decrease by approximately $0.7 million. If it is determined that the fair value of these securities is other-than-temporarily impaired by 10%, the Company could record a loss on its Consolidated Statements of Operations of approximately $0.7 million. For further discussion of the risks related to our auction rate securities, see Note 9 – Financial Instruments and Fair Value of the Notes to Consolidated Financial Statements.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of

Rush Enterprises, Inc.

We have audited the accompanying consolidated balance sheets of Rush Enterprises, Inc. and subsidiaries (“the Company”) as of December 31, 2011 and 2010, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Rush Enterprises, Inc. and subsidiaries at December 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Rush Enterprises, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Antonio, Texas

March 15, 2012

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Shares and Per Share Amounts)

	September 30,	September 30,
	December 31,
	2011	2010

Assets
Current assets:
Cash and cash equivalents	$207,775	$168,976
Accounts receivable, net	98,160	43,513
Inventories, net	649,626	321,933
Prepaid expenses and other	12,158	14,104
Deferred income taxes, net	12,286	10,281

Total current assets	980,005	558,807
Investments	6,628	7,575
Property and equipment, net	499,667	445,919
Goodwill, net	182,612	150,388
Other assets, net	48,789	5,244

Total assets	$1,717,701	$1,167,933

Liabilities and shareholders’ equity
Current liabilities:
Floor plan notes payable	$520,693	$237,810
Current maturities of long-term debt	63,465	62,279
Current maturities of capital lease obligations	10,056	7,971
Trade accounts payable	62,299	37,933
Accrued expenses	134,278	69,036

Total current liabilities	790,791	415,029
Long-term debt, net of current maturities	264,822	189,850
Capital lease obligations, net of current maturities	35,498	34,231
Other long-term liabilities	2,233	364
Deferred income taxes, net	93,123	63,540

Shareholders’ equity:
Preferred stock, par value $.01 per share; 1,000,000 shares authorized; 0 shares outstanding in 2011 and 2010	—	—
Common stock, par value $.01 per share; 60,000,000 class A shares and 20,000,000 class B shares authorized; 27,406,424 class A shares and 10,776,697 class B shares outstanding in 2011; and 26,798,707 class A shares and 10,700,044 class B shares outstanding in 2010	398	391
Additional paid-in capital	208,569	195,747
Treasury stock, at cost: 1,639,843 class B shares	(17,948)	(17,948)
Retained earnings	342,164	286,951
Accumulated other comprehensive loss, net of tax	(1,949)	(222)

Total shareholders’ equity	531,234	464,919

Total liabilities and shareholders’ equity	$1,717,701	$1,167,933

The accompanying notes are an integral part of these consolidated financial statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Amounts)

	September 30,	September 30,	September 30,
	Year Ended December 31,
	2011	2010	2009

Revenues:
New and used commercial vehicle sales	$1,801,964	$926,584	$738,705
Parts and service sales	675,277	489,259	395,133
Lease and rental	83,426	67,423	53,710
Finance and insurance	10,867	7,922	7,468
Other	9,077	6,739	5,437

Total revenue	2,580,611	1,497,927	1,200,453
Cost of products sold:
New and used commercial vehicle sales	1,679,170	854,879	695,334
Parts and service sales	408,544	300,783	241,933
Lease and rental	69,620	57,375	47,545

Total cost of products sold	2,157,334	1,213,037	984,812

Gross profit	423,277	284,890	215,641
Selling, general and administrative	306,273	227,467	192,296
Depreciation and amortization	20,084	15,720	15,890
Gain (loss) on sale of assets	418	(36)	162

Operating income	97,338	41,667	7,617
Interest income (expense):
Interest income	20	127	54
Interest expense	(7,181)	(5,490)	(5,749)

Total interest expense, net	7,161	5,363	5,695

Income from continuing operations before taxes	90,177	36,304	1,922
Provision (benefit) for income taxes	34,964	11,737	(3,173)

Income from continuing operations	55,213	24,567	5,095
Income from discontinued operations, net of tax	—	6,715	789

Net income	$55,213	$31,282	$5,884

Earnings per common share—Basic:
Income from continuing operations	$1.46	$0.66	$0.14
Net income	$1.46	$0.84	$0.16

Earnings per common share—Diluted:
Income from continuing operations	$1.42	$0.64	$0.14
Net income	$1.42	$0.82	$0.16

The accompanying notes are an integral part of these consolidated financial statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In Thousands)

	xxxxx	xxxxx	xxxxx	xxxxx	xxxxx	xxxxx	xxxxx	xxxxx
	Common Stock						Accumulated
	Shares Outstanding		$0.01 Par	Additional Paid-In	Treasury	Retained	Other Comprehensive
	Class A	Class B	Value	Capital	Stock	Earnings	Loss	Total

Balance, December 31, 2008	26,256	10,685	$386	$183,818	$(17,948)	$249,785	$—	$416,041

Stock options exercised (including tax effect of ($191))	23	4	—	(55)				(55)
Stock-based compensation related to stock options, restricted shares and employee stock purchase plan	—	—	—	3,664				3,664
Vesting of restricted share awards	68		1	(1)				—
Issuance of common stock under employee stock purchase plan	91	—	1	690				691
Net income						5,884		5,884

Balance, December 31, 2009	26,438	10,689	388	$188,116	(17,948)	255,669	—	426,225

Stock options exercised (including tax benefit of $885)	212	11	2	2,486				2,488
Stock-based compensation related to stock options, restricted shares and employee stock purchase plan	—	—	—	4,468				4,468
Vesting of restricted share awards	83		1	(1)				—
Issuance of common stock under employee stock purchase plan	66	—	—	678				678
Fair value adjustment of interest rate swaps, net of tax							(222)	(222)
Net income						31,282		31,282

Balance, December 31, 2010	26,799	10,700	391	$195,747	(17,948)	286,951	(222)	464,919

Stock options exercised (including tax benefit of $1,628)	455	77	5	6,303				6,308
Stock-based compensation related to stock options, restricted shares and employee stock purchase plan	—	—	—	5,683				5,683
Vesting of restricted share awards	90		1	(1)				—
Issuance of common stock under employee stock purchase plan	62	—	1	837				838
Fair value adjustment of interest rate swaps, net of tax							(1,140)	(1,140)
Unrealized loss on available-for-sale securities, net of tax							(587)	(587)
Net income						55,213		55,213

Balance, December 31, 2011	27,406	10,777	$398	$208,569	$(17,948)	$342,164	$(1,949)	$531,234

The accompanying notes are an integral part of these consolidated financial statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	September 30,	September 30,	September 30,
	Year Ended December 31,
	2011	2010	2009

Cash flows from operating activities:
Net income	$55,213	$31,282	$5,884
Adjustments to reconcile net income to net cash used in operating activities, net of acquisitions-
Depreciation and amortization	56,934	45,920	40,698
Gain on sale of property and equipment, net	(418)	(36)	(160)
Gain on disposition of equipment centers	—	(10,091)	—
Stock-based compensation expense related to employee stock options and employee stock purchases	5,683	4,468	3,664
Provision (benefit) for deferred income tax expense	28,680	10,215	(2,980)
Excess tax (benefits) provision from stock-based compensation	(1,628)	(885)	191
Change in accounts receivable, net	(49,986)	(217)	16,405
Change in inventories	(268,178)	(48,548)	104,450
Change in prepaid expenses and other, net	1,999	(10,252)	(281)
Change in trade accounts payable	24,366	15,331	(9,103)
Change in accrued expenses	65,966	29,246	(8,473)

Net cash (used in) provided by operating activities	(81,369)	66,433	150,295

Cash flows from investing activities:
Acquisition of property and equipment	(148,543)	(84,303)	(50,485)
Proceeds from the sale of property and equipment	10,692	305	481
Business acquisitions	(94,630)	(39,268)	—
Proceeds from disposition of equipment centers	—	26,234	—
Other	655	325	246

Net cash used in investing activities	(231,826)	(96,707)	(49,758)

Cash flows from financing activities:
Draws (payments) on floor plan notes payable, net	282,883	43,724	(93,446)
Proceeds from long-term debt	144,457	66,614	50,417
Principal payments on long-term debt	(68,299)	(55,575)	(50,591)
Principal payments on capital lease obligations	(14,048)	(7,595)	(4,693)
Proceeds from issuance of shares relating to employee stock options and employee stock purchases	5,518	2,281	827
Excess tax benefits (provision) from stock-based compensation	1,628	885	(191)
Debt issuance costs	(145)	(179)	(176)

Net cash provided by (used in) financing activities	351,994	50,155	(97,853)

Net increase in cash and cash equivalents	38,799	19,881	2,684

Cash and cash equivalents, beginning of year	168,976	149,095	146,411

Cash and cash equivalents, end of year	$207,775	$168,976	$149,095

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$15,237	$13,264	$14,298

Income taxes, net of refunds	$2,032	$7,544	$2,392

Noncash investing and financing activities:
Note receivable related to disposition of equipment centers	$—	$4,453	$—

Assets acquired under capital leases	$17,400	$15,353	$24,317

The accompanying notes are an integral part of these consolidated financial statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND OPERATIONS:

Rush Enterprises, Inc. (the “Company”) was incorporated in 1965 under the laws of the State of Texas. The Company operates a network of Rush Truck Centers. Rush Truck Centers primarily sell commercial vehicles manufactured by Peterbilt, International, Hino, UD, Ford, Isuzu, Mitsubishi Fuso, IC Bus or Blue Bird. Through its network of Rush Truck Centers, the Company provides one-stop service for the needs of its customers, including retail sales of new and used commercial vehicles, aftermarket parts sales, service and repair facilities, financing, leasing and rental, and insurance products. The Company’s Rush Truck Centers are located in Alabama, Arizona, California, Colorado, Florida, Georgia, Idaho, New Mexico, North Carolina, Oklahoma, Oregon, Tennessee, Texas and Utah. See Note 20 of the Notes to Consolidated Financial Statements for segment information.

Amounts in the accompanying Consolidated Statements of Income for the year ended December 31, 2009, have been reclassified to reflect the results of the equipment center business sold during 2010, as if the Company had classified the equipment center business as discontinued operations.

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

Inventories

Inventories are stated at the lower of cost or market value. Cost is determined by specific identification of new and used commercial vehicle inventory and by the first-in, first-out method for tires, parts and accessories. An allowance is provided when it is anticipated that cost will exceed net realizable value plus a reasonable profit margin.

Property and Equipment

Property and equipment are stated at cost and depreciated over their estimated useful lives. Leasehold improvements are amortized over the useful life of the improvement, or the term of the lease, whichever is shorter. Provision for depreciation of property and equipment is calculated primarily on a straight-line basis. The Company capitalizes interest on borrowings during the active construction period of major capital projects. Capitalized interest, when incurred, is added to the cost of underlying assets and is amortized over the estimated useful life of such assets. The Company capitalized interest of $.06 million related to major capital projects during 2011. The cost, accumulated depreciation and amortization and estimated useful lives are summarized as follows (in thousands):

	September 30,	September 30,	September 30,
	2011	2010	Estimated Life (Years)

Land	$68,147	$60,032	—
Buildings and improvements	162,118	143,989	31 – 39
Leasehold improvements	21,734	21,164	2 – 39
Machinery and shop equipment	34,949	31,287	5 – 20
Furniture, fixtures and computers	30,321	29,812	3 – 15
Transportation equipment	35,126	31,611	2 – 15
Lease and rental vehicles	326,678	258,847	2 – 8
Construction in progress	2,441	37,513
Accumulated depreciation and amortization	(181,847)	(168,336)

Total	$499,667	$445,919

As of December 31, 2011, the Company had $44.4 million in lease and rental vehicles under various capital leases included in property and equipment, net of accumulated amortization of $15.8 million. The Company recorded depreciation expense of $48.3 million and amortization expense of $8.6 million for the year ended December 31, 2011, and depreciation expense of $39.6 million and amortization expense of $6.3 million for the year ended December 31, 2010. Depreciation and amortization of vehicles related to lease and rental operations is included in lease and rental cost of products sold.

Goodwill and Other Intangible Assets

Goodwill is the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations accounted for under the purchase method. The Company does not amortize goodwill or other indefinite-lived intangible assets, but tests goodwill for impairment annually in the fourth quarter, or when indications of potential impairment exist. These indicators would include a significant change in operating performance, or a planned sale or disposition of a significant portion of the business, among other factors. The Company tests for goodwill impairment utilizing a fair value approach at the reporting unit level. A reporting unit is an operating segment, for which discrete financial information is prepared and regularly reviewed by segment management. The Company has deemed its reporting unit to be the Truck Segment, which is the level at which management regularly reviews operating results and makes resource allocation decisions.

The fair market value of the Company’s manufacturer franchise rights, which are included in Other Assets on the accompanying consolidated balance sheets, is determined at the acquisition date through discounting the projected cash flows specific to each franchise. The Company has determined that manufacturer franchise rights have an indefinite life as there are no economic or other factors that limit their useful lives, and they are expected to generate cash flows indefinitely due to the historically long lives of the manufacturers’ brand names. Furthermore, to the extent that any agreements evidencing manufacturer franchise rights would expire, the Company expects that it would be able to renew those agreements in the ordinary course of business. Due to the fact that manufacturer franchise rights are specific to geographic region, the Company has determined that the geographic region is the appropriate level for purposes of testing franchise rights for impairment.

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

No impairment write down was required in the fourth quarter of 2011. However, the Company cannot predict the occurrence of certain events that might adversely affect the reported value of goodwill or manufacturer franchise rights in the future.

The following table sets forth the change in the carrying amount of goodwill for the Company for the period ended December 31, 2011 (in thousands):

September 30,
Balance January 1, 2011	$150,388
Acquisition of Asbury Automotive Atlanta, L.L.C. (See Note 15)	22,022
Acquisition of Heintzelman’s Truck Center (See Note 15)	1,050
Acquisition of Peck Road Ford (See Note 15)	54
Acquisition of West Texas Peterbilt (See Note 15)	9,031
Other	67

Balance December 31, 2011	$182,612

Other Assets

In August 2011, the Company determined that the SAP enterprise software and SAP dealership management system were ready for their intended use, placed them in service and began amortization of the capitalized costs of the software. The total capitalized costs of $41.9 million, including capitalized interest, are recorded on the Consolidated Balance Sheet in Other Assets, net of accumulated amortization of $1.2 million. Amortization expense of $1.2 million is included in depreciation and amortization expense. The Company capitalized interest of $0.7 million related to the SAP enterprise software and SAP dealership management system during 2011. The SAP software will be amortized over a period of 15 years resulting in amortization expense of $2.8 million per year. The Company is currently operating several Rush Truck Centers in Texas and a majority of its leasing operations on the SAP enterprise software and SAP dealership management system. The Company plans to convert all of its Rush Truck Centers and leasing operations to the SAP enterprise software and SAP dealership management system over the next three years.

Other Assets on the Consolidated Balance Sheet include manufacturer franchise rights of $2.8 million at December 31, 2011.

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

Revenue Recognition Policies

Income on the sale of a vehicle (a “unit”) is recognized when the seller and customer execute a purchase contract, delivery has occurred and there are no significant uncertainties related to financing or collectibility. Finance income related to the sale of a unit is recognized over the period of the respective finance contract, based on the effective interest rate method, if the finance contract is retained by the Company. During 2011, 2010 and 2009, no finance contracts were retained for any significant length of time by the Company but were generally sold, with limited recourse, to certain finance companies concurrent with the sale of the related unit. Gain or loss is recognized by the Company upon the sale of such finance contracts to the finance companies, net of a provision for estimated repossession losses and early repayment penalties. Lease and rental income is recognized over the period of the related lease or rental agreement. Contingent rental income is recognized when it is earned. Parts and services revenue is earned at the time the Company sells the parts to its customers or at the time the Company completes the service work order related to service provided to the customer’s unit. Payments received on prepaid maintenance plans are deferred as a component of accrued expenses and recognized as income when the maintenance is performed.

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

Stock Based Compensation

The Company applies the provisions of ASC topic 718-10, “Compensation – Stock Compensation,” which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including grants of employee stock options, restricted stock units and restricted stock awards as well as employee stock purchases under the Employee Stock Purchase Plan based on estimated fair values.

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

The Company’s determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, without limitation, to the Company’s expected stock price volatility over the term of the awards and actual and projected stock option exercise behaviors. Option-pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. Because the Company’s stock options have certain characteristics that are significantly different from traded options, and because changes in the subjective assumptions can materially affect the estimated value, in management’s opinion, the existing valuation models may not provide an accurate measure of the fair value of the Company’s stock options. Although the fair value of stock options is determined in accordance with ASC topic 718-10 using an option-pricing model, that value may not be indicative of the fair value observed in a market transaction between a willing buyer and a willing seller.

The following table reflects the weighted-average fair value of stock options granted during each period using the Black-Scholes option valuation model with the following weighted-average assumptions used:

	September 30,	September 30,	September 30,
	2011	2010	2009
Expected stock volatility	51.5%	50.7%	46.3%
Weighted-average stock volatility	51.5%	50.7%	46.3%
Expected dividend yield	0.0%	0.0%	0.0%
Risk-free interest rate	2.00%	2.39%	1.87%
Expected life (years)	5.0	5.0	5.0
Weighted-average fair value of stock options granted	$8.68	$5.80	$3.25

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

Advertising Costs

Advertising costs are expensed as incurred. Advertising and marketing expense was $3.7 million for 2011, $2.9 million for 2010 and $2.1 million for 2009. Advertising and marketing expense is included in selling, general and administrative expense.

Accounting for Internal Use Software

The Company’s accounting policy with respect to accounting for computer software developed or obtained for internal use is consistent with ASC topic 350-40 which provides guidance on accounting for the costs of computer software developed or obtained for internal use and identifies characteristics of internal-use software. The Company has capitalized software costs, including capitalized interest, of approximately $41.9 million at December 31, 2011, net of accumulated amortization of $1.2 million, and $36.7 million at December 31, 2010.

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

At December 31, 2011, the Company had an aggregate $45.0 million notional amount of interest rate swap contracts, which have been designated as cash flow hedges, to pay fixed rates of interest and receive a floating interest rate based on LIBOR. The fixed interest rates specified in the interest rate swap contracts become effective on or about January 1, 2012.

New Accounting Pronouncements

In June 2011, the FASB issued an accounting standard update that requires the presentation of components of other comprehensive income with the components of net income in either (1) a continuous statement of comprehensive income that contains two sections, net income and other comprehensive income, or (2) two separate but consecutive statements. This accounting standard update eliminated the option to present components of other comprehensive income as part of the statement of shareholders’ equity, and is effective for interim and annual periods beginning after December 15, 2011. In December 2011, this standard was amended to delay the proposed identification of reclassification adjustments in the consolidated statements of income. The adoption of this accounting standard update will not have an impact on our consolidated financial position, results of operations, or cash flows, as it only requires a change in the format of our current presentation of comprehensive income.

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

Distributor	Expiration Dates
Peterbilt	June 2012 through December 2014
International	May 2013 through May 2015
Autocar	June 2012
Mitsubishi Fuso	May 2015
Isuzu	Indefinite
Hino	Indefinite
UD	Indefinite
Ford	Indefinite
Blue Bird	August 2013
Micro Bird	August 2013
IC Bus	March 2016
Elkhart	August 2012

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

The Company purchases its new Peterbilt vehicles and most of its parts from PACCAR, the maker of Peterbilt trucks and parts, at prevailing prices charged to all franchised dealers. Sales of new Peterbilt trucks accounted for approximately 74.1% of the Company’s new vehicle sales for the year ended December 31, 2011, and 77.1% of the Company’s new vehicle sales for the year ended December 31, 2010.

Primary Lenders

The Company purchases its new and used commercial vehicle inventories with the assistance of floor plan financing programs. The Company’s floor plan financing agreements provide that the occurrence of certain events will be considered events of default. There were no known events of default as of December 31, 2011. In the event that the Company’s floor plan financing becomes insufficient, or its relationship with any of its current primary lenders terminates, the Company would need to obtain similar financing from other sources. Management believes it can obtain additional floor plan financing or alternative financing if necessary.

The Company also acquires lease and rental vehicles with the assistance of financing agreements with PACCAR Leasing Company. The financing agreements are secured by a lien on the lease and rental vehicle. The terms of the financing agreements are similar to the corresponding lease agreements with the customers.

The Company’s long-term real estate debt agreements and floor plan financing arrangements require the Company to satisfy various financial ratios such as the debt to worth ratio, leverage ratio, the fixed charge coverage ratio and certain requirements for tangible net worth and GAAP net worth. At December 31, 2011, the Company was in compliance with all debt covenants. The Company does not anticipate any breach of the covenants in the foreseeable future.

Concentrations of Credit Risks

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. The Company places its cash and cash equivalents with what it considers to be quality financial institutions. As of December 31, 2011, the Company did not have any deposits in excess of federal insurance protection.

The Company controls credit risk through credit approvals and by selling a majority of its trade receivables, other than vehicle accounts receivable, without recourse. Concentrations of credit risk with respect to trade receivables are reduced because a large number of geographically diverse customers make up the Company’s customer base, thus spreading the trade credit risk. A majority of the Company’s business, however, is concentrated in the United States commercial vehicle markets and related aftermarkets.

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

4. ACCOUNTS RECEIVABLE:

The Company’s accounts receivable, net, consisted of the following (in thousands):

	September 30,	September 30,
	December 31,
	2011	2010

Trade accounts receivable from sale of vehicles	$58,741	$16,425
Trade receivables other than vehicles	18,057	13,450
Warranty claims	7,079	4,283
Other accounts receivable	15,243	10,674
Less allowance for bad debt and warranty receivable	(960)	(1,319)

Total	$98,160	$43,513

5. INVENTORIES:

The Company’s inventories consisted of the following (in thousands):

	September 30,	September 30,
	December 31,
	2011	2010

New commercial vehicles	$488,397	$209,969
Used commercial vehicles	48,430	27,002
Parts and accessories	107,745	83,215
Other	10,084	5,078
Less allowance	(5,030)	(3,331)

Total	$649,626	$321,933

6. VALUATION ACCOUNTS:

Valuation and allowance accounts include the following (in thousands):

	September 30,	September 30,	September 30,	September 30,	September 30,
	Balance Beginning of Year	Net Charged to Costs and Expenses	Acquisitions	Net Write- Offs	Balance End of Year

2011
Reserve for accounts receivable	$1,040	$627		$(1,187)	$480
Reserve for warranty receivable	279	336		(135)	480
Reserve for parts inventory	2,055	1,909	$650	(1,208)	3,406
Reserve for commercial vehicle inventory	1,275	5,807		(5,458)	1,624

2010
Reserve for accounts receivable	$204	$1,645		$(809)	$1,040
Reserve for warranty receivable	553	794		(1,068)	279
Reserve for parts inventory	1,956	1,360	$43	(1,304)	2,055
Reserve for construction equipment inventory	1,497	(1,497)		—	—
Reserve for commercial vehicle inventory	2,909	4,024		(5,658)	1,275

2009
Reserve for accounts receivable	$110	$535		$(441)	$204
Reserve for warranty receivable	401	512		(360)	553
Reserve for parts inventory	1,613	1,638		(1,295)	1,956
Reserve for construction equipment inventory	723	900		(126)	1,497
Reserve for commercial vehicle inventory	3,463	13,277		(13,831)	2,909

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

7. FLOOR PLAN NOTES PAYABLE AND LINES OF CREDIT:

Floor Plan Notes Payable

Floor plan notes are financing agreements to facilitate the Company’s purchase of new and used commercial vehicles. These notes are collateralized by the inventory purchased and accounts receivable arising from the sale thereof. The Company’s credit agreement with GE Capital has the interest rate benchmarked to LIBOR, as defined in the agreement.

The interest rate under the credit agreement with GE Capital was LIBOR plus 2.95%. The interest rate applicable to the GE Capital credit agreement was approximately 3.48% at December 31, 2011. The Company’s weighted average interest rate for floor plan notes payable was 1.00% for the year ended December 31, 2011, and 1.09% for the year ended December 31, 2010, which is net of interest income earned from GE Capital. The GE Capital credit agreement allowed for prepayment of the inventory loans, up to 65% of the aggregate inventory loans outstanding, with monthly adjustments to the interest due, which reduced the Company’s weighted average interest rate.

The Company finances substantially all of the purchase price of its new commercial vehicle inventory, and the loan value of its used commercial vehicle inventory under the credit agreement with GE Capital, under which GE Capital pays the manufacturer directly with respect to new commercial vehicles. Amounts borrowed under the agreement are due when the related commercial vehicle inventory (collateral) is sold and the sales proceeds are collected by the Company. This agreement may be modified, suspended or terminated by the lender as described in Note 3. On December 31, 2011, the Company had approximately $496.3 million outstanding under its credit agreement with GE Capital.

On January 31, 2012, the Company entered into an amended and restated $600.0 million credit agreement with GE Capital. The interest rate under the amended credit agreement is LIBOR plus 2.23% on inventory loans up to $500.0 million and LIBOR plus 2.95% on inventory loans between $500.0 million and $600.0 million. The amended credit agreement allows the Company to prepay inventory loans, provided that the prepayment does not exceed the sum of 38% of the aggregate inventory loans made up to $500.0 million plus 100% of the inventory loans above $500.0 million. GE Capital may terminate this credit agreement without cause upon 120 days notice.

Navistar Financial Corporation offers a floor plan program that provides an interest free financing period, which varies depending on the commercial vehicle purchased. If the commercial vehicle financed by Navistar is not sold within the interest free finance period, the Company transfers the financed commercial vehicle to the GE Capital credit agreement. On December 31, 2011, the Company had approximately $24.4 million outstanding under its floor plan program with Navistar Financial Corporation.

Assets pledged as collateral as of December 31, 2011 and 2010 were as follows (in thousands):

	September 30,	September 30,
	December 31,
	2011	2010
Inventories, new and used vehicles at cost based on specific identification, net of allowance	$536,827	$235,429
Vehicle sale related accounts receivable	58,741	16,425

Total	$595,568	$251,854

Floor plan notes payable related to vehicles	$520,693	$237,810

Lines of Credit

The Company has a secured line of credit that provides for a maximum borrowing of $10.0 million. There were no advances outstanding under this secured line of credit at December 31, 2011; however, $7.7 million was pledged to secure various letters of credit related to self-insurance products, leaving $2.3 million available for future borrowings as of December 31, 2011.

8. LONG-TERM DEBT:

Long-term debt was comprised of the following (in thousands):

	September 30,	September 30,
	December 31,
	2011	2010

Variable interest rate term notes	$130,092	$82,707
Fixed interest rate term notes	198,195	169,422

Total debt	328,287	252,129

Less: current maturities	(63,465)	(62,279)

Total	$264,822	$189,850

As of December 31, 2011, debt maturities were as follows (in thousands):

September 30,
2012	$63,465
2013	61,090
2014	52,545
2015	64,039
2016	65,918
Thereafter	21,230

Total	$328,287

The interest rates on the Company’s variable interest rate notes are based on LIBOR. The interest rates on the notes range from approximately 1.78% to 3.28% on December 31, 2011. Payments on the notes range from $1,910 to $80,000 per month, plus interest. Maturities of these notes range from December 2012 to December 2016.

The Company’s fixed interest rate notes are with financial institutions and had interest rates that ranged from approximately 3.24% to 8.50% on December 31, 2011. Payments on the notes range from $186 to $44,021 per month, plus interest. Maturities of these notes range from January 2012, to November 2021.

The proceeds from the issuance of the notes were used primarily to acquire land, buildings and improvements, transportation equipment and leasing vehicles. The notes are secured by the assets acquired with the proceeds of such notes.

The Company’s long-term real estate debt agreements and floor plan arrangement require the Company to satisfy various financial ratios such as the debt to worth ratio, leverage ratio, the fixed charge coverage ratio and certain requirements for tangible net worth and GAAP net worth. At December 31, 2011, the Company was in compliance with all debt covenants related to debt secured by real estate. The Company does not anticipate any breach of the covenants in the foreseeable future.

9. FINANCIAL INSTRUMENTS AND FAIR VALUE:

Certain methods and assumptions were used by the Company in estimating the fair value of financial instruments at December 31, 2011. The carrying value of current assets and current liabilities approximates the fair value due to the short maturity of these items.

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

As of December 31, 2011, the Company held auction rate securities with underlying tax-exempt municipal bonds that mature in 2030 that have a fair value of $6.6 million and a cost basis of $7.6 million. These bonds have credit wrap insurance and a credit rating of Aa3 by a major credit rating agency.

As of December 31, 2011, the Company determined that the auction-rate securities should be transferred out of Level 2 and into Level 3 of the fair value hierarchy, as quoted prices were unavailable since these auction rate securities have failed auction and have not traded since April 2011. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.

The Company valued the auction rate securities at December 31, 2011 using a discounted cash flow model based on the characteristics of the individual securities, which the Company believes yields the best estimate of fair value. The first step in the valuation included a credit analysis of the security which considered various factors including the credit quality of the issuer, the instrument’s position within the capital structure of the issuing authority, and the composition of the authority’s assets including the effect of insurance and/or government guarantees. Next, the future cash flows of the instruments were projected based on certain assumptions regarding the auction rate market significant to the valuation including the auction rate market will remain illiquid and auctions will continue to fail causing the interest rate to be the maximum applicable rate. This assumption resulted in discounted cash flow analysis being performed through 2019, the point at which the Company estimates the securities will be redeemed by the municipality. The projected cash flows were then discounted using the applicable yield curve plus a 225 basis point liquidity premium added to the applicable discount rate.

The Company recorded a pre-tax impairment charge of $1.0 million on these investments. The Company believes that the impairment is temporary and has recognized the impairment in accumulated other comprehensive loss.

The table below presents disclosures about the auction rate securities measured at fair value on a recurring basis in the Company’s financial statements as of December 31, 2011 and 2010 (in thousands):

	September 30,	September 30,	September 30,	September 30,
	At December 31, 2011
		Fair Value Estimated Using
	Cost Basis Amount	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs

Investment in auction rate securities	$7,575	$—	$—	$6,628

	September 30,	September 30,	September 30,	September 30,
	At December 31, 2010
		Fair Value Estimated Using
	Cost Basis Amount	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs

Investment in auction rate securities	$7,575	$—	$7,575	$—

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

At December 31, 2011, the Company had an aggregate $45.0 million notional amount of interest rate swap contracts, which have been designated as cash flow hedges, to pay fixed rates of interest and receive a floating interest rate based on LIBOR. The fixed interest rates specified in the interest rate swap contracts become effective on or about January 1, 2012. The Company’s interest rate swaps qualify for cash flow hedge accounting treatment. Unrealized gains or losses are recorded in accumulated other comprehensive income. Realized gains and losses will be recognized in interest expense, if they occur. Amounts to be received or paid under the contracts will be recognized as interest expense over the life of the contracts. There was no ineffectiveness for these swaps during the year ended December 31, 2011 and 2010.

The fair value of cash flow swaps is calculated as the present value of expected future cash flows, determined on the basis of forward interest rates and present value factors. As such, the carrying amounts for these swaps are designated to be Level 2 fair values and totaled $2.2 million as of December 31, 2011. The carrying value of these swaps is included in Other Long-Term Liabilities on the accompanying Consolidated Balance Sheet as of December 31, 2011.

As of December 31, 2011 the Company was party to derivative financial instruments, as described in the following table (in thousands):

	September 30,	September 30,	September 30,	September 30,	September 30,
Agreement	Notional Amount	Fixed Interest Rate	Underlying Rate	Expiration Date	Fair Value

Interest Rate Swap	$2,196	5.075%	3 month LIBOR	July 1, 2015	$(98)
Interest Rate Swap	4,536	5.075%	3 month LIBOR	July 1, 2015	(202)
Interest Rate Swap	7,847	5.39%	1 month LIBOR	December 31, 2014	(350)
Interest Rate Swap	1,517	5.39%	1 month LIBOR	December 31, 2014	(68)
Interest Rate Swap	2,700	5.39%	1 month LIBOR	December 31, 2014	(120)
Interest Rate Swap	6,109	5.39%	1 month LIBOR	December 31, 2014	(273)
Interest Rate Swap	5,616	5.38%	1 month LIBOR	June 29, 2015	(326)
Interest Rate Swap	864	5.29%	1 month LIBOR	June 30, 2015	(47)
Interest Rate Swap	1,656	5.29%	1 month LIBOR	June 30, 2015	(91)
Interest Rate Swap	8,352	5.29%	1 month LIBOR	June 30, 2015	(459)
Interest Rate Swap	720	5.29%	1 month LIBOR	June 30, 2015	(40)
Interest Rate Swap	2,894	5.29%	1 month LIBOR	June 30, 2015	(159)

Fair values of derivative instruments are on the accompanying Consolidated Balance Sheet as of December 31, 2011 (in thousands):

	September 30,	September 30,	September 30,	September 30,
Derivatives Designated as	Asset Derivatives		Liability Derivatives
Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest Rate Swaps	—	—	Other Long-Term Liabilities	$2,233

10. LEASING ACTIVITIES:

Vehicle Leases as Lessee

The Company leases vehicles, as lessee, primarily over periods ranging from one to ten years under operating lease and capital lease arrangements. Generally, the Company is required to incur all operating costs and pay a minimum rental. The Company guarantees the residual value of vehicles under operating lease and capital lease arrangements. At December 31, 2011, the Company guaranteed vehicle residual values of $5.7 million under operating lease arrangements and $18.5 million under capital lease arrangements. Historically, the Company purchases these vehicles at the end of the lease term and recognizes a gain on the subsequent sale of the vehicle. The residual values are not reflected in the future minimum lease payments for operating leases. Vehicle lease expenses were approximately $2.8 million for the year ended December 31, 2011, $3.8 million for the year ended December 31, 2010, and $3.8 million for the year ended December 31, 2009.

As discussed below, these vehicles are then subleased by the Company to customers under various agreements. Future minimum sublease rentals to be received by the Company under non-cancelable subleases, as described below, are $48.2 million.

Future minimum lease payments under capital and non-cancelable vehicle leases as of December 31, 2011, are as follows (in thousands):

	September 30,	September 30,
	Capital Leases	Operating Leases
2012	$11,517	$2,579
2013	9,304	1,808
2014	9,879	790
2015	7,538	251
2016	5,156	66
Thereafter	5,957	27

Total minimum lease payments	$49,351	$5,521

Less amount representing interest	(3,797)

Present value of net minimum capital lease payments	45,554
Less current portion	(10,056)

Obligations under capital leases less current portion	$35,498

Customer Vehicle Leases as Lessor

The Company leases both owned and leased trucks to customers primarily over periods of one to ten years under operating lease arrangements. These leases require a minimum rental payment and a contingent rental payment based on mileage. Rental income during the year ended December 31, 2011, consisted of minimum rental payments of approximately $68.3 million and contingent rental payments of $10.6 million. Rental income during the year ended December 31, 2010, consisted of minimum rental payments of approximately $53.4 million and contingent rental payments of $7.5 million. Rental income during the year ended December 31, 2009, consisted of minimum rental payments of approximately $47.2 million and contingent rental payments of $6.3 million. Minimum rental payments to be received for non-cancelable leases and subleases in effect at December 31, 2011, are as follows (in thousands):

September 30,
2012	$48,567
2013	40,515
2014	32,267
2015	23,834
2016	14,179
Thereafter	9,980

Total	$169,342

As of December 31, 2011, the Company had $229.3 million of lease vehicles included in property and equipment, net of accumulated depreciation of $97.4 million. As of December 31, 2010, the Company had $177.5 million of lease vehicles included in property and equipment, net of accumulated depreciation of $81.3 million.

Other Leases—Land and Buildings

The Company leases various assets under operating leases with expiration dates ranging from February 2012, through November 2027. Monthly rental payments range from approximately $325 per month to $45,000 per month. Rental expense was $5.7 million for the year ended December 31, 2011, $4.6 million for the year ended December 31, 2010, and $4.2 million for the year ended December 31, 2009. Future minimum lease payments under non-cancelable leases at December 31, 2011, are as follows (in thousands):

September 30,
2012	$6,203
2013	5,041
2014	4,206
2015	3,610
2016	3,599
Thereafter	11,558

Total	$34,217

11. SHARE BASED COMPENSATION AND EMPLOYEE BENEFIT PLANS:

Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan that allows eligible employees to contribute up to 10% of their base earnings toward the semi-annual purchase of the Company’s Class A common stock. The employee’s purchase price is 85% of the lesser of the closing price of the Class A common stock on the first business day or the last business day of the semi-annual offering period, as reported by The NASDAQ Global Select MarketSM. Employees may purchase shares having a fair market value of up to $25,000 (measured as of the first day of each semi-annual offering period) for each calendar year. Under the Employee Stock Purchase Plan, there are approximately 465,000 shares remaining of the 900,000 shares of the Company’s Class A common stock that have been reserved for issuance. The Company issued 62,405 shares under the Employee Stock Purchase Plan during the year ended December 31, 2011 and 65,757 shares during the year ended December 31, 2010. Of the 3,865 employees eligible to participate, 443 were participants in the plan as of December 31, 2011.

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

The Director Plan is designed to attract and retain highly qualified non-employee directors. Prior to 2008, each non-employee director received options to purchase 20,000 shares of the Company’s Class A common stock upon their respective date of appointment and each year on the date that they are elected or reelected by the shareholders to serve on the Board of Directors. Each option has a ten year term from the grant date and vested immediately. Beginning in 2008, each non-employee director received a grant of the Company’s Class A common stock equivalent to a compensation value of $125,000, in 2009 the compensation value was reduced to $100,000, and in 2011 the compensation value was increased back to $125,000. In 2010, two non-employee directors received a grant of 6,527 shares of the Company’s Class A common stock and three non-employee directors received a grant of 4,242 shares of the Company’s Class A common stock and $35,000 cash, for total compensation equivalent to $100,000. In 2011, three non-employee directors received a grant of 6,309 shares of the Company’s Class A common stock and one non-employee directors received a grant of 3,785 shares of the Company’s Class A common stock and $50,000 cash, for total compensation equivalent to $125,000. Under the Director Plan, there are approximately 287,000 shares remaining for issuance of the 500,000 shares of the Company’s Class A common stock that have been reserved for issuance. The Company granted 22,712 shares of Class A common stock under the Director Plan during the year ended December 31, 2011 and 25,780 shares of Class A common stock under the Director Plan during the year ended December 31, 2010.

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

The aggregate number of shares of common stock subject to stock options or SARs that may be granted to any one participant in any year under the 2007 Incentive Plan is 100,000 shares of Class A common stock or 100,000 shares of Class B common stock. Each option, granted pursuant to the 2007 Incentive Plan, has a ten year term from the grant date and vests in three equal annual installments beginning on the third anniversary of the grant date. The Company has 4,550,000 shares of Class A common stock and 450,000 shares of Class B common stock reserved for issuance upon exercise of any awards granted under the Company’s 2007 Incentive Plan. As of December 31, 2011, approximately 1,875,000 shares of Class A common stock and 450,000 shares of Class B common stock are available for issuance upon exercise of any awards granted under the Company’s 2007 Incentive Plan. During the year ended December 31, 2011, the Company granted 647,145 options to purchase Class A common stock and 103,985 restricted Class A common stock units under the 2007 Incentive Plan. During the year ended December 31, 2010, the Company granted 627,045 options to purchase Class A common stock and 99,465 restricted Class A common stock awards under the 2007 Incentive Plan.

Valuation and Expense Information

Stock-based compensation expense related to stock options, restricted stock awards, restricted stock units and employee stock purchases was $5.7 million for the year ended December 31, 2011, $4.5 million for the year ended December 31, 2010, and $3.7 million for the year ended December 31, 2009.

Cash received from options exercised and shares purchased under all share-based payment arrangements was $5.5 million for the year ended December 31, 2011, $2.3 million for the year ended December 31, 2010, and $0.8 million for the year ended December 31, 2009.

A summary of the Company’s stock option activity and related information for the year ended December 31, 2011, follows:

	September 30,	September 30,	September 30,	September 30,
			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Life (in Years)	Value

Balance of Outstanding Options at January 1, 2011	3,709,877	$10.94
Granted	647,145	18.74
Exercised	(508,549)	9.20
Forfeited	—	—

Balance of Outstanding Options at December 31, 2011	3,848,473	$12.48	6.23	$31,809,360

Vested and exercisable at December 31, 2011	1,525,594	$11.17	3.89	$14,617,587

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the weighted-average of the closing price as of December 31, 2011, of the Company’s Class A common stock and Class B common stock of $20.75. The total intrinsic value of options exercised was $5.2 million during the year ended December 31, 2011, $2.3 million during the year ended December 31, 2010, and $0.2 million during the year ended December 31, 2009.

A summary of the status of the number of shares underlying Company’s non-vested options as of December 31, 2011, and changes during the year ended December 31, 2011, follows:

	September 30,	September 30,
		Weighted
		Average
	Number of	Grant Date
Non-vested Shares	Shares	Fair Value

Non-vested at January 1, 2011	2,134,699	$4.92
Granted	647,145	8.68
Vested	(458,965)	5.37
Forfeited	—	—

Non-vested at December 31, 2011	2,322,879	$5.88

The total fair value of vested options was $2.5 million during the year ended December 31, 2011, $2.4 million during the year ended December 31, 2010, and $1.8 million during the year ended December 31, 2009. The weighted-average grant date fair value of options granted was $8.68 during the year ended December 31, 2011, $5.80 during the year ended December 31, 2010, and $3.25 during the year ended December 31, 2009.

Stock Awards

The Company granted restricted stock units to its employees under the 2007 Incentive Plan and unrestricted stock awards to its non-employee directors under the Director Plan during the year ended December 31, 2011. The shares granted to employees vest in three equal installments on the first, second and third anniversary of the grant date and are forfeited in the event the recipient’s employment or relationship with the Company is terminated prior to vesting. The fair value of the restricted stock awards and units to the Company’s employees is amortized to expense on a straight-line basis over the restricted stock’s vesting period. The shares granted to non-employee directors are expensed on the grant date.

The following table presents a summary of the Company’s non-vested restricted stock awards and non-vested restricted stock units outstanding at December 31, 2011:

	September 30,	September 30,
Non-Vested Stock Awards and Units	Number of Shares	Weighted Average Grant Date Fair Value

Outstanding, January 1, 2011	190,559	$11.19
Granted	126,697	18.93
Vested	(113,379)	13.20
Forfeited	—	—

Outstanding, December 31, 2011	203,877	$14.89

The total fair value of the shares issued upon the vesting of stock awards during the year ended December 31, 2011 was $1.5 million. The weighted-average grant date fair value of stock awards and units granted was $18.93 during the year ended December 31, 2011, $13.08 during the year ended December 31, 2010, and $8.81 during the year ended December 31, 2009.

As of December 31, 2011, there was $7.5 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Incentive Plan and the 2007 Incentive Plan. That cost is expected to be recognized over a weighted-average period of 3.1 years.

Defined Contribution Plan

The Company has a defined contribution plan (the “Rush 401k Plan”), which is available to all Company employees and the employees of certain affiliates. Each employee who has completed 90 days of continuous service is entitled to enter the Rush 401k Plan on the first day of the following month. Participating employees may contribute from 1% to 50% of total gross compensation. However, certain highly compensated employees are limited to a maximum contribution of 15% of total gross compensation. In March 2009, the Company discontinued its matching contributions to the Rush 401k plan. On April 1, 2010 the Company reinstated its matching contributions. For the first 10% of an employee’s contribution, the Company contributed an amount equal to 5% of the employees’ contributions for those employees with less than five years of service and an amount equal to 10% of the employees’ contributions for those employees with more than five years of service. Effective January 1, 2011, for the first 10% of an employee’s contribution, the Company contributed an amount equal to 15% of the employees’ contributions for those employees with less than five years of service and an amount equal to 30% of the employees’ contributions for those employees with more than five years of service. The Company incurred expenses related to the Rush 401k Plan of approximately $2.2 million during the year ended December 31, 2011, $0.4 million during the year ended December 31, 2010, and $0.6 million during the year ended December 31, 2009.

Deferred Compensation Plan

On November 6, 2010 the Board of Directors of the Company adopted the Rush Enterprises, Inc. Deferred Compensation Plan (the “Deferred Compensation Plan”) wherein selected employees and directors may elect to defer a portion of their annual compensation. The Deferred Compensation Plan also provides the Company with the discretion to make matching contributions to participants’ accounts. The Company has established a rabbi trust to finance obligations under the Deferred Compensation Plan with corporate-owned variable life insurance contracts. Participants are 100% vested in their respective deferrals and the earnings thereon. The first deferral election period began on January 1, 2011. As of December 31, 2011, the Company recorded deferred compensation liability related to the Deferred Compensation Plan of $0.1 million.

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

	September 30,	September 30,	September 30,
	2011	2010	2009

Numerator-
Numerator for basic and diluted earnings per share-
Income from continuing operations available to common shareholders	$55,213,000	$24,567,000	$5,095,000

Denominator-
Denominator for basic earnings per share, weighted average shares	37,860,551	37,307,453	37,065,654

Effect of dilutive securities-
Stock options and restricted shares	1,153,846	910,727	530,853

Denominator for diluted earnings per share, adjusted weighted average shares and assumed conversions	39,014,397	38,218,180	37,596,507

Basic earnings per common share	$1.46	$0.66	$0.14

Diluted earnings per common share and common share equivalents	$1.42	$0.64	$0.14

Options to purchase shares of common stock that were outstanding for the years ended December 31, 2011, 2010 and 2009 that were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive are as follows:

	September 30,	September 30,	September 30,
	2011	2010	2009

Options	533,100	504,830	1,557,356

Total anti-dilutive securities	533,100	504,830	1,557,356

13. INCOME TAXES:

Provision for Income Taxes

The tax provisions (benefits) are summarized as follows (in thousands):

	September 30,	September 30,	September 30,
	Year Ended December 31,
	2011	2010	2009

Current provision (benefit)-
Federal	$3,081	$3,850	$(688)
State	3,203	1,965	889

	6,284	5,815	201

Deferred provision (benefit)-
Federal	27,495	9,962	(2,614)
State	1,185	253	(255)

	28,680	10,215	(2,869)

(Benefit) provision for income taxes	$34,964	$16,030	$(2,668)

A reconciliation of taxes based on the federal statutory rates and the provisions (benefits) for income taxes are summarized as follows (in thousands):

	September 30,	September 30,	September 30,
	Year Ended December 31,
	2011	2010	2009

Income taxes at the federal statutory rate	$31,562	$16,559	$1,126
State income taxes, net of federal benefit	2,795	1,418	422
Tax effect of permanent differences	621	542	540
Alternative fuel tax credits	—	(2,461)	(5,304)
Federal tax settlement	—	—	700
Other, net	(14)	(28)	(152)

Provision (benefit) for income taxes	$34,964	$16,030	$(2,668)

Following is a summary of the Company’s income tax provision for the years ended December 31, 2011, 2010 and 2009 (in thousands):

	September 30,	September 30,	September 30,
	2011	2010	2009

Income tax provision (benefit) on continuing operations	$34,964	$11,737	$(3,173)
Income tax provision from discontinued operations	—	4,293	505

Provision (benefit) for income taxes	$34,964	$16,030	$(2,668)

The following summarizes the components of deferred tax assets and liabilities included in the balance sheet (in thousands):

	September 30,	September 30,
	December 31,
	2011	2010
Current:
Deferred tax assets:
Inventory	$2,944	$2,222
Accounts receivable	178	72
Capital lease obligations	4,217	3,896
Stock options	1,145	958
Alternative fuel tax credits	—	160
Accrued liabilities	2,453	1,671
State net operating loss carry forward	393	529
State tax credit	527	572
Other	429	201

Current deferred tax asset	$12,286	$10,281

Non-Current:
Deferred tax assets:
Capital lease obligations	$12,651	$11,687
Stock options	4,579	3,833
Other	1,231	142

	18,461	15,662

Deferred tax liabilities:
Difference between book and tax basis-
Depreciation	(111,584)	(78,793)
LIFO inventory valuation	—	(409)

Net non-current tax liability	$(93,123)	$(63,540)

The Company’s various state net operating loss carry forwards expire from 2011 through 2024.

The Company included accruals for unrecognized income tax benefits totaling $1.3 million as a component of accrued liabilities as of December 31, 2011, and $1.5 million as of December 31, 2010. The unrecognized tax benefits of $1.3 million at December 31, 2011, and $1.5 million as of December 31, 2010, if recognized, would impact the Company’s effective tax rate. An unfavorable settlement would require a charge to income tax expense and a favorable resolution would be recognized as a reduction to income tax expense. As of December 31, 2011, the Company accrued interest of $51,000 related to unrecognized tax benefits in the current provision for income taxes. No amounts were accrued for penalties.

The Company does not anticipate a significant change in the amount of unrecognized tax benefits in the next 12 months. As of December 31, 2011, the tax years ended December 31, 2008 through 2011 remained subject to audit by federal tax authorities and the tax years ended December 31, 2007 through 2011, remained subject to audit by state tax authorities.

A reconciliation of the change in the unrecognized tax benefits from January 1, 2009, to December 31, 2011, is as follows (in thousands):

September 30,
Unrecognized tax benefits at January 1, 2009	$1,939
Gross increases – tax positions in prior year	346
Gross increases – tax positions in current year	94
Decreases related to settlements with taxing authorities	(345)
Reductions due to lapse of statute of limitations	(273)

Unrecognized tax benefits at December 31, 2009	1,761
Gross increases – tax positions in current year	177
Reductions due to lapse of statute of limitations	(472)

Unrecognized tax benefits at December 31, 2010	1,466
Gross increases – tax positions in current year	290
Gross increases – tax positions in a prior year	119
Reductions due to lapse of statute of limitations	(538)

Unrecognized tax benefits at December 31, 2011	$1,337

14. COMMITMENTS AND CONTINGENCIES:

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

15. ACQUISITIONS:

All of the following acquisitions, unless otherwise noted, were considered business combinations accounted for under ASC 805 “Business Combinations.” Pro forma information is not included in accordance with ASC 805 since no acquisitions were considered material individually or in the aggregate.

On December 5, 2011, the Company acquired certain assets of West Texas Peterbilt, which consisted of dealerships in Amarillo, Lubbock and Odessa, Texas that offer Peterbilt trucks, parts, service, financing and insurance, a parts and service facility in Dalhart, Texas and a parts facility in Hereford, Texas. These dealerships now operate as Rush Truck Centers. Rush Truck Leasing operates a PacLease truck rental and leasing franchise in Lubbock, Texas. The transaction was valued at approximately $24.6 million, with the purchase price paid in cash. The operations of West Texas Peterbilt are included in the accompanying consolidated financial statements from the date of the acquisition. The preliminary purchase price was allocated based on the fair values of the assets at the date of acquisition as follows (in thousands):

September 30,
Property and equipment, including real estate	$5,302
Inventory	7,017
Accounts receivable	3,626
Accrued expenses	(357)
Goodwill	9,031

Total	$24,619

As the values of these assets and liabilities are preliminary in nature, they are subject to adjustment as additional information is obtained about the facts and circumstances that existed at the acquisition date. When the valuation is final, any changes to the preliminary valuation of acquired assets and liabilities could result in adjustments to identified intangibles and goodwill. All of the goodwill acquired in the West Texas Peterbilt acquisition will be amortized over 15 years for tax purposes.

On November 5, 2011, the Company acquired certain assets of Peck Road Ford, which consisted of a Ford and Isuzu commercial vehicle dealership in Whittier, California. The Company is operating the facility as a full-service Rush Truck Center offering Ford and Isuzu trucks, parts, service, financing and insurance. The transaction was valued at approximately $10.0 million, with the purchase price paid in cash. The operations of Peck Road Ford are included in the accompanying consolidated financial statements from the date of the acquisition. The preliminary purchase price was allocated based on the fair values of the assets at the date of acquisition as follows (in thousands):

September 30,
Property and equipment, including real estate	$6,680
Inventory	2,561
Accounts receivable	771
Other	8
Accrued expenses	(79)
Goodwill	54

Total	$9,995

As the values of these assets and liabilities are preliminary in nature, they are subject to adjustment as additional information is obtained about the facts and circumstances that existed at the acquisition date. When the valuation is final, any changes to the preliminary valuation of acquired assets and liabilities could result in adjustments to identified intangibles and goodwill. All of the goodwill acquired in the Peck Road Ford acquisition will be amortized over 15 years for tax purposes.

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

These dealership locations are operating as Rush Truck Centers that offer commercial vehicles manufactured by International, Hino, Isuzu, UD, IC Bus and Workhorse Custom Chassis in addition to parts, service, financing and insurance. The transaction was valued at approximately $55.3 million, with the purchase price paid in cash. The operations of Nalley Motor Trucks are included in the accompanying consolidated financial statements from the date of the acquisition. The purchase price was allocated based on the fair values of the assets at the date of acquisition as follows (in thousands):

September 30,
Inventory	$21,004
Property and equipment	9,871
Prepaid expenses	41
Accrued expenses	(453)
Franchise rights	2,802
Goodwill	22,022

Total	$55,287

The final purchase price allocation reflects an adjustment of $2.8 million from the preliminary purchase allocation due to the finalization of the franchise rights valuation and $1.97 million due to the completion of real estate appraisals for property acquired. All of the goodwill acquired in the Nalley Motor Trucks acquisition will be amortized over 15 years for tax purposes.

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

September 30,
Inventory	$3,125
Accounts receivable	264
Property and equipment	221
Prepaid expenses	6
Accrued expenses	(2)
Goodwill	1,050

Total	$4,664

All of the goodwill acquired in the Heintzelman’s Truck Center acquisition will be amortized over 15 years for tax purposes.

On October 12, 2010, the Company acquired certain assets of Metro Ford Truck Sales, Inc., which consisted of a Ford and Isuzu commercial vehicle dealership in Dallas, Texas. The Company is operating the facility as a full-service Rush Medium-Duty Truck Center offering Ford and Isuzu medium-duty trucks, parts, service, financing and insurance. The transaction was valued at approximately $5.6 million, with the purchase price paid in cash. The operations of Metro Ford Truck Sales, Inc. are included in the accompanying consolidated financial statements from the date of the acquisition. The purchase price was allocated based on the fair values of the assets at the date of acquisition as follows (in thousands):

September 30,
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

On May 24, 2010, the Company acquired certain assets of Lake City Companies, LLC and certain of its subsidiaries and affiliates (collectively, “Lake City International”). Lake City International operated a commercial truck and bus sales, service, parts, finance and leasing business representing multiple brands. The newly acquired dealerships include five locations in Utah, five locations in Idaho and one location in Oregon. These locations are operating as Rush Truck Centers that offer commercial vehicles manufactured by International, Autocar, Mitsubishi Fuso, IC Bus and now Workhorse Custom Chassis in addition to parts, service, body shop, financing and insurance. Rush Truck Leasing operates Idealease truck rental and leasing franchises at existing locations in Salt Lake City, Utah, and Boise, Idaho. The transaction, including the real estate, was valued at approximately $71.0 million. The purchase price for the assets of the business was paid in cash and the purchase price for the real estate was partially paid in cash with the remainder financed with long-term debt.

The operations of Lake City International are included in the accompanying consolidated financial statements from the date of the acquisition. The preliminary purchase price has been allocated based on the fair values of the assets at the date of acquisition as follows (in thousands):

September 30,
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

16. DISCONTINUED OPERATIONS:

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

At closing, Doggett Heavy Machinery Services, LLC entered into a lease agreement to lease the facility where Rush Equipment Center, Houston was located from an affiliate of the Company. The lease provides for an initial three year term with the option for the lessee to terminate the lease with 30 days notice. The Company’s continuing involvement in the operations of the construction equipment business is not significant and will be limited to the facility lease agreement.

The results of operations of the construction equipment business have been classified as discontinued operations in the Company’s consolidated statements of operations for all periods presented, and excluded from business segment information.

Net sales and earnings before income taxes related to the discontinued business were as follows (in thousands):

	September 30,	September 30,	September 30,
	Year Ended December 31,
	2011	2010	2009

Net Sales	$—	$25,819	$38,836

Earnings before income taxes:
Results of operations from discontinued operations before income taxes	—	917	1,294
Gain on disposition		10,091	—
Income tax (expense)	—	(4,293)	(505)

Net income from discontinued operations	$—	$6,715	$789

Basic earnings per common share from discontinued operations, net of tax	$—	$0.18	$0.02
Diluted earnings per common share and common share equivalents from discontinued operations, net of tax	$—	$0.18	$0.02

17. MEDIUM-DUTY GMC TRUCK FRANCHISES:

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

18. COMPREHENSIVE INCOME:

The following table provides a reconciliation of net income to comprehensive income (in thousands):

	September 30,	September 30,
	For the Year Ended December 31,
	2011	2010
Net income	$55,213	$31,282
Other comprehensive loss:
Change in fair value of cash flow swaps, net of tax	(1,140)	(222)
Unrealized loss on available-for-sale securities, net of tax	(587)	—

Comprehensive income	$53,486	$31,060

19. UNAUDITED QUARTERLY FINANCIAL DATA:

(In thousands, except per share amounts.)

	September 30,	September 30,	September 30,	September 30,
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2011

Revenues	$446,104	$661,982	$696,445	$776,080
Gross Profit	82,390	105,510	113,788	121,589
Operating income from continuing operations	12,821	21,789	28,328	34,400
Income from continuing operations before income taxes	11,620	20,190	26,434	31,933
Income from continuing operations	7,267	12,518	16,045	19,383
Income from discontinued operations, net of taxes	—	—	—	—
Net income	$7,267	$12,518	$16,045	$19,383
Earnings per share – Basic:
Income from continuing operations	$0.19	$0.33	$0.42	$0.51
Net income	$0.19	$0.33	$0.42	$0.51
Earnings per share – Diluted:
Income from continuing operations	$0.19	$0.32	$0.41	$0.50
Net income	$0.19	$0.32	$0.41	$0.50

2010

Revenues	$299,288	$329,839	$405,841	$462,959
Gross Profit	58,063	69,179	78,197	79,451
Operating income from continuing operations	4,368	10,362	13,732	13,205
Income from continuing operations before income taxes	3,071	8,965	12,375	11,893
Income from continuing operations	1,922	5,416	8,031	9,198
Income from discontinued operations, net of taxes	315	272	6,128	—
Net income	$2,237	$5,688	$14,159	$9,198
Earnings per share – Basic:
Income from continuing operations	$0.05	$0.15	$0.22	$0.25
Net income	$0.06	$0.15	$0.38	$0.25
Earnings per share – Diluted:
Income from continuing operations	$0.05	$0.14	$0.21	$0.24
Net income	$0.06	$0.15	$0.37	$0.24

20. SEGMENTS:

The Company currently has one reportable business segment, the Truck segment. The Truck segment operates a network of commercial vehicle dealerships that provide an integrated one-stop source for the commercial vehicle needs of its customers, including retail sales of new and used commercial vehicles; aftermarket parts, service and body shop facilities; and a wide array of financial services, including the financing of new and used commercial vehicle purchases, insurance products and truck leasing and rentals. The commercial vehicle dealerships are deemed a single reporting unit because they have similar economic characteristics. The Company’s chief operating decision maker considers the entire Truck segment, not individual dealerships, when making decisions about resources to be allocated to the segment and assess its performance.

The Construction Equipment segment is no longer reported as a separate business segment due to the sale of Company’s construction equipment business. See Note 16 for further discussion of the sale of the construction equipment business. The assets of the construction equipment business have been included in the All Other segment assets in the table below for 2009 and 2008.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on income from continuing operations before income taxes not including extraordinary items.

The Company accounts for intersegment sales and transfers as if the sales or transfers were to third parties, that is, at current market prices. There were no material intersegment sales during the years ended December 31, 2011, 2010 and 2009.

The following table contains summarized information about reportable segment revenue, segment income or loss from continuing operations and segment assets for the periods ended December 31, 2011, 2010 and 2009 (in thousands):

	September 30,	September 30,	September 30,
	Truck	All
	Segment	Other	Totals
2011
Revenues from external customers	$2,562,740	$17,871	$2,580,611
Interest income	20	—	20
Interest expense	6,876	305	7,181
Depreciation and amortization	19,471	613	20,084
Segment income (loss) from continuing operations before taxes	91,820	(1,643)	90,177
Segment assets	1,691,938	25,763	1,717,701
Goodwill	180,052	2,560	182,612
Expenditures for segment assets	148,384	159	148,543

2010
Revenues from external customers	$1,482,742	$15,185	$1,497,927
Interest income	127	—	127
Interest expense	5,092	398	5,490
Depreciation and amortization	15,019	701	15,720
Segment income (loss) from continuing operations before taxes	37,690	(1,386)	36,304
Segment assets	1,143,385	24,548	1,167,933
Goodwill	147,828	2,560	150,388
Expenditures for segment assets	98,853	633	99,486

2009
Revenues from external customers	$1,184,400	$16,053	$1,200,453
Interest income	54	—	54
Interest expense	5,315	434	5,749
Depreciation and amortization	15,143	747	15,890
Segment income from continuing operations before taxes	3,962	(2,040)	1,922
Segment assets	924,703	52,594	977,297
Goodwill	134,352	2,409	136,761
Expenditures for segment assets	74,519	78	74,597

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

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2011, to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) accumulated and communicated to the Company’s management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2011, the Company continued its implementation of the SAP enterprise software and dealership management system. As appropriate, the Company is modifying the documentation of its internal control processes and procedures relating to this change in dealer management systems to supplement and complement existing internal controls over financial reporting. Other than the above, there were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

As of December 31, 2011, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control – Integrated Framework,” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on the assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2011, based on those criteria.

Ernst & Young LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this annual report on Form 10-K, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. The report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011, is included in this Item 9A under the heading “Attestation Report of Independent Registered Public Accounting Firm.”

Attestation Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Rush Enterprises, Inc.

We have audited Rush Enterprises, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Rush Enterprises, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Rush Enterprises, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Rush Enterprises, Inc. and subsidiaries as of December 31, 2011, and 2010, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011, of Rush Enterprises, Inc. and subsidiaries and our report dated March 15, 2012, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Antonio, Texas

March 15, 2012

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

Item 11. Executive Compensation

The information called for by Item 11 of Form 10-K is incorporated herein by reference to such information included in the Company’s Proxy Statement for the 2012 Annual Meeting of Shareholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information called for by Item 12 of Form 10-K, other than the equity compensation plan information set forth below, is incorporated herein by reference to such information included in the Company’s Proxy Statement for the 2012 Annual Meeting of Shareholders.

Equity Compensation Plan Information

The Equity Compensation Plan Information Table provides information as of December 31, 2011, with respect to shares of Class A and Class B Common Stock that may be issued under our existing equity compensation plans, including the Rush Enterprises, Inc. 2006 Non-Employee Director Stock Plan, the Rush Enterprises, Inc. 2007 Long-Term Incentive Plan, The Rush Enterprises, Inc. Long-Term Incentive Plan, as amended (adopted by the Company’s shareholders in May 1996), and the Rush Enterprises, Inc. 1997 Non-Employee Director Stock Option Plan, as amended.

Class A Common Stock:

	September 30,	September 30,	September 30,
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights as of December 31, 2011 (a)	Weighted-average exercise price of outstanding options, warrants and rights as of December 31, 2011 (b)	Number of securities remaining available for future issuance under equity compensation plans as of December 31, 2011 (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	3,759,950	$12.68	2,162,529
Equity compensation plans not approved by security holders	—	—	—
Total	3,759,950	—	2,162,529	(1)

(1)

Includes 2,162,529 shares that may be issued in the form of restricted stock under the Rush Enterprises, Inc. 2006 Non-Employee Director Stock Plan and the Rush Enterprises, Inc. 2007 Long-Term Incentive Plan.

Class B Common Stock:

	September 30,	September 30,	September 30,
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights as of December 31, 2011 (a)	Weighted-average exercise price of outstanding options, warrants and rights as of December 31, 2011 (b)	Number of securities remaining available for future issuance under equity compensation plans as of December 31, 2011 (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	88,523	$4.32	450,000
Equity compensation plans not approved by security holders	—	—	—
Total	88,523	—	450,000	(1)

(1)	Includes 450,000 shares that may be issued in the form of restricted stock under the Rush Enterprises, Inc. 2007 Long-Term Incentive Plan.

Item 13. Certain Relationships and Related Transactions

The information called for by Item 13 of Form 10-K is incorporated herein by reference to such information included in the Company’s Proxy Statement for the 2012 Annual Meeting of Shareholders.

Item 14. Principal Accountant Fees and Services

The information called for by Item 14 of Form 10-K is incorporated herein by reference to such information included in the Company’s Proxy Statement for the 2012 Annual Meeting of Shareholders.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

Included in Item 8 of Part II of this annual report on Form 10-K are the following: Report of Independent Registered Public Accounting Firm; Consolidated Balance Sheets as of December 31, 2011, and 2010; Consolidated Statements of Income for the years ended December 31, 2011, 2010, and 2009; Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2011, 2010, and 2009; Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010, and 2009; and Notes to Consolidated Financial Statements.

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

S-1 filed April 10, 1996)

4.2	Specimen of certificate representing Class A Common Stock, $.01 par value, of the Registrant (incorporated herein by reference to Exhibit 4.1 of the Company’s Registration Statement on Form 8-A filed July 9, 2002)

10.1	Right of First Refusal dated April 1, 1996 between Peterbilt Motors Company and W. Marvin Rush (incorporated herein by reference to Exhibit 10.76 of the Company’s Registration Statement No. 333-03346 on Form S-1 filed April 10, 1996)

10.2	Right of First Refusal dated April 1, 1996 between Peterbilt Motors Company and Barbara Rush (incorporated herein by reference to Exhibit 10.77 of the Company’s Registration Statement No. 333-03346 on Form S-1 filed April 10, 1996)

10.3	Right of First Refusal dated April 1, 1996 between Peterbilt Motors Company and W.M. “Rusty” Rush (incorporated herein by reference to Exhibit 10.78 of the Company’s Registration Statement No. 333-03346 on Form S-1 filed April 10, 1996)

10.4	Right of First Refusal dated April 1, 1996 between Peterbilt Motors Company and Robin Rush (incorporated herein by reference to Exhibit 10.79 of the Company’s Registration Statement No. 333-03346 on Form S-1 filed April 10, 1996)

10.5+	Rush Enterprises, Inc. Long-Term Incentive Plan, as amended (incorporated herein by reference to Exhibit 4.1 of the Company’s Registration Statement No. 333-117305 on Form S-8 filed July 12, 2004)

10.6+	Form of Rush Enterprises, Inc. Long-Term Incentive Plan Stock Option Agreement (incorporated herein by reference to Exhibit 10.85 of the Company’s Registration Statement No. 333-03346 on Form S-1 filed April 10, 1996)

10.7+	Rush Enterprises, Inc. Amended and Restated 1997 Non-Employee Director Stock Option Plan, as amended (incorporated herein by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (File No. 000-20797) for the quarter ended September 30, 2010)

10.8+	Form of Rush Enterprises, Inc. 1997 Non-Employee Director Stock Option Agreement (incorporated herein by reference to Exhibit 4.4 of the Company’s Registration Statement No. 333-117305 on Form S-8 filed July 12, 2004)

Exhibit No.	Identification of Exhibit

10.9+	Rush Enterprises, Inc. 2004 Employee Stock Purchase Plan, as amended (incorporated herein by reference to Exhibit 4.1 of the Company’s Registration Statement No. 333-121355 on Form S-8 filed December 17, 2004)

10.10+	Rush Enterprises, Inc. Amended and Restated 2006 Non-Employee Director Stock Plan(incorporated herein by reference to Exhibit 10.10 of the Company’s Form 10-K (File No. 000-20797) for the year ended December 31, 2010)

10.11+	Form of Rush Enterprises, Inc. 2006 Non-Employee Director Stock Option Agreement (incorporated herein by reference to Exhibit 4.4 of the Company’s Registration Statement No. 333-138556 on Form S-8 filed November 9, 2006)

10.12+	Rush Enterprises, Inc. 2007 Long-Term Incentive Plan (incorporated herein by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed April 6, 2010)

10.13+	Form of Rush Enterprises Inc. 2007 Long-Term Incentive Plan Restricted Stock Agreement (incorporated herein by reference to Exhibit 10.13 of the Company’s Form 10-K (File No. 000-20797) for the year ended December 31, 2008)

10.14+	Form of Rush Enterprises, Inc. 2007 Long-Term Incentive Plan Restricted Stock Unit Agreement (incorporated herein by reference to Exhibit 10.1 of the Company’s Current report on Form 8-K (File No. 000-20797) filed March 14, 2012)

10.15+	Form of Rush Enterprises, Inc. 2007 Long-Term Incentive Plan Stock Option Agreement (incorporated herein by reference to Exhibit 4.4 of the Company’s Form S-8 (File No. 333-144821) filed July 24, 2007)

10.16	Form of dealer agreement between Peterbilt Motors Company and Rush Truck Centers (incorporated herein by reference to Exhibit 10.18 of the Company’s Form 10-K (File No. 000-20797) for the year ended December 31, 1999)

10.17	Amended and Restated Amendment to Dealer Sales and Service Agreements, dated June 15, 2006, by and among Peterbilt Motors Company, a division of PACCAR, Inc., Rush Enterprises, Inc. and the subsidiaries of Rush Enterprises, Inc. set forth therein (incorporated herein by reference to Exhibit 10.2 of the Company’s Form 8-K (File No. 000-20797) filed June 16, 2006).

10.18	Credit Agreement, dated December 31, 2010, by and among Rush Truck Centers of Alabama, Inc., Rush Truck Centers of Arizona, Inc., Rush Truck Centers of California, Inc., Rush Medium Duty Truck Centers of Colorado, Inc., Rush Truck Centers of Colorado, Inc., Rush Truck Centers of Florida, Inc., Rush Truck Centers of Georgia, Inc., Rush Truck Centers of New Mexico, Inc., Rush Truck Centers of Oklahoma, Inc., Rush Truck Centers of Tennessee, Inc., Rush Truck Centers of North Carolina, Inc., Rush Truck Centers of Idaho, Inc., Rush Truck Centers of Utah, Inc., Rush Truck Centers of Oregon, Inc., Rush Truck Centers of Texas, L.P., Rush Enterprises, Inc. and General Electric Capital Corporation (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 000-20797) filed January 6, 2011)

10.19	Guaranty Agreement, dated December 31, 2010, by Rush Enterprises, Inc. and each other Guarantor party thereto in favor of General Electric Capital Corporation. (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (File No. 000-20797) filed January 6, 2011)

10.20	First Amendment to Credit Agreement, dated December 29, 2011, among Rush Truck Centers of Alabama, Inc., Rush Truck Centers of Arizona, Inc., Rush Truck Centers of California, Inc., Rush Medium Duty Truck Centers of Colorado, Inc., Rush Truck Centers of Colorado, Inc., Rush Truck Centers of Florida, Inc., Rush Truck Centers of Georgia, Inc., Rush Truck Centers of New Mexico, Inc., Rush Truck Centers of Oklahoma, Inc., Rush Truck Centers of Tennessee, Inc., Rush Truck Centers of North Carolina, Inc., Rush Truck Centers of Idaho, Inc., Rush Truck Centers of Utah, Inc., and Rush Truck Centers of Oregon, Inc., Rush Truck Centers of Texas, L.P., Rush Enterprises, Inc., General Electric Capital Corporation and the other lenders party thereto (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 000-20797) filed January 3, 2012)

Exhibit No.	Identification of Exhibit

10.21	Amended and Restated Credit Agreement, dated January 31, 2012, among Rush Truck Centers of Alabama, Inc., Rush Truck Centers of Arizona, Inc., Rush Truck Centers of California, Inc., Rush Medium Duty Truck Centers of Colorado, Inc., Rush Truck Centers of Colorado, Inc., Rush Truck Centers of Florida, Inc., Rush Truck Centers of Georgia, Inc., Rush Truck Centers of New Mexico, Inc., Rush Truck Centers of Oklahoma, Inc., Rush Truck Centers of Tennessee, Inc., Rush Truck Centers of North Carolina, Inc., Rush Truck Centers of Idaho, Inc., Rush Truck Centers of Utah, Inc., and Rush Truck Centers of Oregon, Inc., Rush Truck Centers of Texas, L.P., Rush Enterprises, Inc., the Lenders party thereto, and General Electric Capital Corporation (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 000-20797) filed January 6, 2011)

10.22	Rush Enterprises, Inc. Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 000-20797) filed November 12, 2010)

10.23+	Form of Indemnity Agreement (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 000-20797) filed February 27, 2007)

10.24+	Rush Enterprises, Inc. Executive Transition Plan (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 000-20797) filed July 25, 2008)

21.1*	Subsidiaries of the Company

23.1*	Consent of Ernst & Young LLP

31.1*	Certification of President and Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Vice President and Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*++	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*++	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101+++

The following materials from Rush Enterprises, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2011 and December 31, 2010; (ii) Consolidated Statements of Income for the years ended December 31, 2011, 2010, and 2009; (iii) Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2011, 2010 and 2009; (iv) Consolidated Statements of Cash Flows for the year ended December 31, 2011, 2010 and 2009; and (v) Notes to Consolidated Financial Statements (tagged as blocks of text).

*	Filed herewith.

+	Management contract or compensatory plan or arrangement.

++

This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

+++

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

RUSH ENTERPRISES, INC.

By:	/s/ W. M.”RUSTY” RUSH	Date: March 15, 2012
W. M. “Rusty” Rush
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated:

Signature	Capacity	Date

/s/ W. MARVIN RUSH	Chairman of the Board and Director	March 15, 2012
W. Marvin Rush

/s/ W. M. “RUSTY” RUSH	President and Chief Executive Officer, Director	March 15, 2012
W. M. “Rusty” Rush	(Principal Executive Officer)

/s/ STEVEN L. KELLER	Vice President and Chief Financial Officer	March 15, 2012
Steven L. Keller	(Principal Financial and Accounting Officer)

/s/ THOMAS A. AKIN	Director	March 15, 2012
Thomas A. Akin

/s/ HAROLD D. MARSHALL	Director	March 15, 2012
Harold D. Marshall

/s/ JAMES C. UNDERWOOD	Director	March 15, 2012
James C. Underwood

/s/ GERALD R. SZCZEPANSKI	Director	March 15, 2012
Gerald R. Szczepanski