Form 10-Q
period 2012-03-31
RUSH ENTERPRISES INC \TX\
filed 2012-05-10
CIK 1012019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicated below is the number of shares outstanding of each of the issuer’s classes of common stock, as of May 4, 2012.

Title of Class	Number of Shares Outstanding
Class A Common Stock, $.01 Par Value	27,842,114
Class B Common Stock, $.01 Par Value	10,792,223

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item  1. Financial Statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

MARCH 31, 2012 AND DECEMBER 31, 2011

(In Thousands, Except Shares)

	March 31, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$163,790	$207,775
Accounts receivable, net	90,291	98,160
Inventories, net	808,135	649,626
Prepaid expenses and other	6,443	12,158
Deferred income taxes, net	11,896	12,286

Total current assets	1,080,555	980,005
Investments	6,628	6,628
Property and equipment, net	516,445	499,667
Goodwill, net	182,648	182,612
Other assets, net	48,377	48,789

Total assets	$1,834,653	$1,717,701

Liabilities and shareholders’ equity
Current liabilities:
Floor plan notes payable	$628,580	$520,693
Current maturities of long-term debt	66,777	63,465
Current maturities of capital lease obligations	10,003	10,056
Trade accounts payable	70,599	62,299
Accrued expenses	97,793	134,278

Total current liabilities	873,752	790,791
Long-term debt, net of current maturities	275,252	264,822
Capital lease obligations, net of current maturities	34,251	35,498
Other long-term liabilities	2,223	2,233
Deferred income taxes, net	93,500	93,123
Shareholders’ equity:
Preferred stock, par value $.01 per share; 1,000,000 shares authorized; 0 shares outstanding in 2012 and 2011	—	—
Common stock, par value $.01 per share; 60,000,000 class A shares and 20,000,000 class B shares authorized; 27,838,478 class A shares and 10,792,223 class B shares outstanding in 2012; and 27,406,424 class A shares and 10,776,697 class B shares outstanding in 2011	402	398
Additional paid-in capital	217,101	208,569
Treasury stock, at cost: 1,639,843 class B shares	(17,948)	(17,948)
Retained earnings	358,070	342,164
Accumulated other comprehensive loss, net of tax	(1,950)	(1,949)

Total shareholders’ equity	555,675	531,234

Total liabilities and shareholders’ equity	$1,834,653	$1,717,701

The accompanying notes are an integral part of these consolidated financial statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(In Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Revenues:
New and used commercial vehicle sales	$551,928	$277,530
Parts and service sales	196,646	145,560
Lease and rental	23,476	18,985
Finance and insurance	3,137	1,968
Other	2,142	2,061

Total revenue	777,329	446,104
Cost of products sold:
New and used commercial vehicle sales	510,807	258,905
Parts and service sales	118,256	88,712
Lease and rental	20,006	16,097

Total cost of products sold	649,069	363,714

Gross profit	128,260	82,390
Selling, general and administrative	93,015	65,346
Depreciation and amortization	5,884	4,180
Gain (loss) on sale of assets	19	(43)

Operating income	29,380	12,821
Interest expense, net	3,304	1,201

Income before taxes	26,076	11,620
Provision for income taxes	10,170	4,353

Net income	$15,906	$7,267

Earnings per common share:
Earnings per common share - Basic	$0.41	$0.19
Earnings per common share - Diluted	$0.40	$0.19
Weighted average shares outstanding:
Basic	38,387	37,621
Diluted	39,607	38,815
Comprehensive income	$15,905	$7,345

The accompanying notes are an integral part of these consolidated financial statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$15,906	$7,267
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	16,641	12,649
(Gain) loss on sale of property and equipment	(19)	43
Stock-based compensation expense related to employee stock options and employee stock purchases	3,118	2,557
Provision for deferred income tax expense	756	994
Excess tax benefits from stock-based compensation	(1,515)	(745)
Change in accounts receivable, net	7,869	(9,789)
Change in inventories	(152,012)	(29,940)
Change in prepaid expenses and other, net	5,715	4,559
Change in trade accounts payable	8,300	4,725
Change in accrued expenses	(34,970)	(9,651)

Net cash (used in) operating activities	(130,211)	(17,331)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(38,010)	(34,256)
Proceeds from the sale of property and equipment	61	8,057
Business acquisitions	(36)	(60,018)
Change in other assets	(461)	372

Net cash (used in) investing activities	(38,446)	(85,845)

CASH FLOWS FROM FINANCING ACTIVITIES:
Draws on floor plan notes payable, net	107,887	46,083
Proceeds from long-term debt	31,230	11,706
Principal payments on long-term debt	(17,488)	(18,764)
Principal payments on capital lease obligations	(2,375)	(5,484)
Issuance of shares relating to employee stock options and employee stock purchases	3,903	1,240
Excess tax benefits from stock-based compensation	1,515	745

Net cash provided by financing activities	124,672	35,526

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(43,985)	(67,650)
CASH AND CASH EQUIVALENTS, beginning of period	207,775	168,976

CASH AND CASH EQUIVALENTS, end of period	$163,790	$101,326

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest	$5,435	$3,043

Income taxes, net of refunds	$265	$(1,936)

Noncash investing and financing activities:
Assets acquired under capital leases	$1,075	$5,776

The accompanying notes are an integral part of these consolidated financial statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1 – Principles of Consolidation and Basis of Presentation

The interim consolidated financial statements included herein have been prepared by Rush Enterprises, Inc. and its subsidiaries (collectively referred to as the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). All adjustments have been made to the accompanying interim consolidated financial statements, which, in the opinion of the Company’s management, are necessary for a fair presentation of the Company’s operating results. All adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is recommended that these interim consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. Results of operations for interim periods are not necessarily indicative of results that may be expected for any other interim periods or the full fiscal year.

In June 2011, the Financial Accounting Standards Board issued Accounting Standards Update No. 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. Under ASU 2011-05, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a continuous statement of comprehensive income or in two separate consecutive statements. The Company adopted the provisions of ASU 2011-05 by presenting comprehensive income in a continuous statement of income and comprehensive income for interim financial reporting.

2 – Goodwill and Other Intangible Assets

In August 2011, the Company determined that the SAP enterprise software and SAP dealership management system were ready for their intended use, placed them in service and began amortization of the capitalized costs of the software. The total capitalized costs of $41.8 million, including capitalized interest, are recorded on the Consolidated Balance Sheet in Other Assets, net of accumulated amortization of $1.9 million. Amortization expense of $0.7 million is included in depreciation and amortization expense. The SAP software will be amortized over a period of 15 years resulting in amortization expense of $2.8 million per year. Additional enhancements to the SAP software will be capitalized and amortized over the remaining life of the asset. The Company is currently operating several Rush Truck Centers in Texas and a majority of its leasing operations on the SAP enterprise software and SAP dealership management system. The Company plans to convert all of its Rush Truck Centers and leasing operations to the SAP enterprise software and SAP dealership management system by the end of 2014.

Other Assets on the Consolidated Balance Sheet include manufacturer franchise rights of $2.8 million at March 31, 2012 and December 31, 2011.

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

The fair market value of the Company’s manufacturer franchise rights, which are included in Other Assets on the accompanying consolidated balance sheets, is determined at the acquisition date through discounting the projected cash flows specific to each franchise. The Company has determined that manufacturer franchise rights have an indefinite life as there are no economic or other factors that limit their useful lives, and they are expected to generate cash flows indefinitely due to the historically long lives of the manufacturers’ brand names. Furthermore, to the extent that any agreements evidencing manufacturer franchise rights would expire, the Company expects that it would be able to renew those agreements in the ordinary course of business. Due to the fact that manufacturer franchise rights are specific to geographic region, the Company has determined that the geographic region is the appropriate level for purposes of testing franchise rights for impairment. The Company does not amortize franchise rights, but tests for impairment annually in the fourth quarter, or when indications of potential impairment exist.

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

No impairment write down of the Company’s goodwill was required in the fourth quarter of 2011. However, the Company cannot predict the occurrence of certain events that might adversely affect the reported value of goodwill or manufacturer franchise rights in the future.

The following table sets forth the change in the carrying amount of goodwill for the Company for the period ended March 31, 2012:

Balance January 1, 2012	$182,612
Adjustment to acquisition of Peck Road Ford	36

Balance March 31, 2012	$182,648

3 – Commitments and Contingencies

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

4 – Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended
	March 31, 2012	March 31, 2011
Numerator -
Numerator for basic and diluted earnings per share- Net income available to common shareholders	$15,906,000	$7,267,000
Denominator-
Denominator for basic earnings per share, weighted average shares outstanding	38,387,044	37,621,287
Effect of dilutive securities-
Employee and Director stock options and restricted share awards	1,219,460	1,193,404

Denominator for diluted earnings per share, adjusted weighted average shares and assumed conversions	39,606,504	38,814,691

Basic earnings per common share	$.41	$.19

Diluted earnings per common share and common share equivalents	$.40	$.19

Options to purchase shares of common stock that were outstanding for the three months ended March 31, 2012 and 2011 that were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive are as follows:

	March 31, 2012	March 31, 2011
Options	1,113,805	498,600

Total anti-dilutive securities	1,113,805	498,600

5 – Stock Options and Restricted Stock Awards

Valuation and Expense Information

The Company accounts for stock-based compensation in accordance with Accounting Standards Codification (“ASC”) 718-10, “Compensation – Stock Compensation,” which requires the measurement and recognition of compensation expense for all share-based payment awards made to the Company’s employees and directors including employee stock options, restricted share awards and employee stock purchases related to the Employee Stock Purchase Plan based on estimated fair values. Stock-based compensation expense, calculated using the Black-Scholes option-pricing model and included in selling, general and administrative expense, was $3.1 million for the three months ended March 31, 2012, and $2.6 million for the three months ended March 31, 2011. As of March 31, 2012, there was $13.8 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements to be recognized over a weighted-average period of 2.53 years.

6 – Financial Instruments and Fair Value

Certain methods and assumptions were used by the Company in estimating the fair value of financial instruments at March 31, 2012. The carrying value of current assets and current liabilities approximates the fair value due to the short maturity of these items.

The fair value of the Company’s long-term debt is based on secondary market indicators and is categorized in Level 2 of the fair value hierarchy. Since the Company’s debt is not quoted, estimates are based on each obligation’s characteristics, including remaining maturities, interest rate, credit rating, collateral, amortization schedule and liquidity. The carrying amount approximates fair value.

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

As of March 31, 2012, the Company held auction rate securities with underlying tax-exempt municipal bonds that mature in 2030 that have a fair value of $6.6 million and a cost basis of $7.6 million. These bonds have credit wrap insurance and a credit rating of Aa3 by a major credit rating agency.

The Company valued the auction rate securities at March 31, 2012 using a discounted cash flow model based on the characteristics of the individual securities, which the Company believes yields the best estimate of fair value. The first step in the valuation included a credit analysis of the security which considered various factors including the credit quality of the issuer, the instrument’s position within the capital structure of the issuing authority, and the composition of the authority’s assets including the effect of insurance and/or government guarantees. Next, the future cash flows of the instruments were projected based on certain assumptions regarding the auction rate market significant to the valuation including the auction rate market will remain illiquid and auctions will continue to fail causing the interest rate to be the maximum applicable rate. This assumption resulted in discounted cash flow analysis being performed through 2019, the point at which the Company estimates the securities will be redeemed by the municipality. The projected cash flows were then discounted using the applicable yield curve plus a 225 basis point liquidity premium added to the applicable discount rate.

The Company recorded a pre-tax impairment charge of $1.0 million on these investments in 2011. The Company believes that the impairment is temporary and has recognized the impairment in accumulated other comprehensive loss.

The table below presents disclosures about the auction rate securities measured at fair value on a recurring basis in the Company’s financial statements as of March 31, 2012 and December 31, 2011 (in thousands):

	At March 31, 2012
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

At March 31, 2012, the Company had an aggregate $44.4 million notional amount of interest rate swap contracts, which have been designated as cash flow hedges, to pay fixed rates of interest and receive a floating interest rate based on LIBOR. The fixed interest rates specified in the interest rate swap contracts become effective on or about January 1, 2012. The Company’s interest rate swaps qualify for cash flow hedge accounting treatment. Unrealized gains or losses are recorded in accumulated other comprehensive income. Realized gains and losses will be recognized in interest expense, if they occur. Amounts to be received or paid under the contracts will be recognized as interest expense over the life of the contracts. There was no ineffectiveness for these swaps during the quarters ended March 31, 2011 and March 31, 2012.

The fair value of cash flow swaps is calculated as the present value of expected future cash flows, determined on the basis of forward interest rates and present value factors. As such, the carrying amounts for these swaps are designated to be Level 2 fair values and totaled $2.2 million as of March 31, 2012. The carrying value of these swaps is included in Other Long-Term Liabilities on the accompanying Consolidated Balance Sheet as of March 31, 2012.

As of March 31, 2012 the Company was party to derivative financial instruments, as described in the following table (in thousands):

Agreement	Notional Amount	Fixed Interest Rate	Underlying Rate	Expiration Date	Fair Value
Interest Rate Swap	$2,196	5.075%	3 month LIBOR	July 1, 2015	$(106)
Interest Rate Swap	4,536	5.075%	3 month LIBOR	July 1, 2015	(219)
Interest Rate Swap	7,746	5.39%	1 month LIBOR	December 31, 2014	(353)
Interest Rate Swap	1,497	5.39%	1 month LIBOR	December 31, 2014	(68)
Interest Rate Swap	2,665	5.39%	1 month LIBOR	December 31, 2014	(121)
Interest Rate Swap	6,031	5.39%	1 month LIBOR	December 31, 2014	(275)
Interest Rate Swap	5,512	5.38%	1 month LIBOR	June 29, 2015	(314)
Interest Rate Swap	848	5.29%	1 month LIBOR	June 30, 2015	(46)
Interest Rate Swap	1,625	5.29%	1 month LIBOR	June 30, 2015	(88)
Interest Rate Swap	8,197	5.29%	1 month LIBOR	June 30, 2015	(442)
Interest Rate Swap	707	5.29%	1 month LIBOR	June 30, 2015	(38)
Interest Rate Swap	2,841	5.29%	1 month LIBOR	June 30, 2015	(153)

Fair values of derivative instruments are on the accompanying Consolidated Balance Sheet (in thousands):

		Fair Value at
Derivative Liabilities Designated as Hedging Instruments	Balance Sheet Location	March 31, 2012	December 31, 2011
Interest Rate Swaps	Other Long-Term Liabilities	$2,223	$2,233

7 – Segment Information

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

The following table contains summarized information about reportable segment revenue, segment income or loss from continuing operations and segment assets for the periods ended March 31, 2012 and 2011 (in thousands):

	Truck Segment	All Other	Totals
As of and for the three months ended March 31, 2012
Revenues from external customers	$772,908	$4,421	$777,329
Segment income (loss) before taxes	26,243	(167)	26,076
Segment assets	1,807,951	26,702	1,834,653
As of and for the three months ended March 31, 2011
Revenues from external customers	$442,140	$3,964	$446,104
Segment income (loss) before taxes	12,085	(465)	11,620
Segment assets	1,189,412	25,801	1,215,213

Revenues from segments below the quantitative thresholds are attributable to three operating segments of the Company and are included in the All Other column. Those segments include a retail tire company, an insurance agency and a guest ranch operation. None of those segments has ever met any of the quantitative thresholds for determining reportable segments.

8 – Income Taxes

The Company included accruals for unrecognized income tax benefits totaling $1.3 million as a component of accrued liabilities as of March 31, 2012, and December 31, 2011. The unrecognized tax benefits of $1.3 million at March 31, 2012, and December 31, 2011, if recognized, would impact the Company’s effective tax rate. An unfavorable settlement would require a charge to income tax expense and a favorable resolution would be recognized as a reduction to income tax expense. As of March 31, 2012, the Company accrued interest of $51,000 related to unrecognized tax benefits in the current provision for income taxes. No amounts were accrued for penalties.

The Company does not anticipate a significant change in the amount of unrecognized tax benefits in the next 12 months. As of March 31, 2012, the tax years ended December 31, 2008 through 2011 remained subject to audit by federal tax authorities and the tax years ended December 31, 2007 through 2011, remained subject to audit by state tax authorities.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements contained in this Form 10-Q (or otherwise made by the Company or on the Company’s behalf from time to time in other reports, filings with the Securities and Exchange Commission, news releases, conferences, website postings or otherwise) that are not statements of historical fact constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended(the “Exchange Act”), notwithstanding that such statements are not specifically identified. Forward-looking statements include statements about the Company’s financial position, business strategy and plans and objectives of management of the Company for future operations. These forward-looking statements reflect the best judgments of the Company about the future events and trends based on the beliefs of the Company’s management as well as assumptions made by and information currently available to the Company’s management. Use of the words “may,” “should,” “continue,” “plan,” “potential,” “anticipate,” “believe,” “estimate,” “expect” and “intend” and words or phrases of similar import, as they relate to the Company or its subsidiaries or Company management, are intended to identify forward-looking statements but are not the exclusive means of identifying such statements. Forward-looking statements reflect the current view of the Company with respect to future events and are subject to risks and uncertainties that could cause actual results to differ materially from those in such statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, those set forth under Item 1A—Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 as well as future growth rates and margins for certain of our products and services, future supply and demand for our products and services, competitive factors, general economic conditions, cyclicality, market conditions in the new and used commercial vehicle markets, customer relations, relationships with vendors, the interest rate environment, governmental regulation and supervision, seasonality, distribution networks, product introductions and acceptance, technological change, changes in industry practices, one-time events and other factors described herein and in the Company’s quarterly and other reports filed with the Securities and Exchange Commission (collectively, “Cautionary Statements”). Although the Company believes that its expectations are reasonable, it can give no assurance that such expectations will prove to be correct. Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described in any forward-looking statements. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the applicable Cautionary Statements. All forward-looking statements speak only as the date on which they are made and the Company undertakes no duty to update or revise any forward-looking statements.

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

Stock-Based Compensation Expense

The Company applies the provisions of ASC 718-10, “Compensation – Stock Compensation,” which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including grants of employee stock options and restricted stock and employee stock purchases under the Employee Stock Purchase Plan based on estimated fair values.

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

Results of Operations

The following discussion and analysis includes the Company’s historical results of operations for the three months ended March 31, 2012 and 2011.

The following table sets forth certain financial data as a percentage of total revenues:

	Three Months Ended March 31,
	2012	2011
New and used commercial vehicle sales	71.0%	62.2%
Parts and service sales	25.3	32.6
Lease and rental	3.0	4.3
Finance and insurance	0.4	0.4
Other	0.3	0.5

Total revenues	100.0	100.0
Cost of products sold	83.5	81.5

Gross profit	16.5	18.5
Selling, general and administrative	12.0	14.6
Depreciation and amortization	0.8	0.9
Gain on sale of assets	0.0	0.0

Operating income	3.7	3.0
Interest expense, net	0.4	0.3

Income before income taxes	3.3	2.7
Provision for income taxes	1.3	1.0

Net income	2.0%	1.7%

The following table sets forth for the periods indicated the percent of gross profit by revenue source:

	Three Months Ended March 31,
	2012	2011
Gross Profit:
New and used commercial vehicle sales	32.1%	22.6%
Parts and service sales	61.1	69.0
Lease and rental	2.7	3.5
Finance and insurance	2.4	2.4
Other	1.7	2.5

Total gross profit	100.0%	100.0%

The following table sets forth the unit sales and revenue for new heavy-duty, new medium-duty, new light-duty and used commercial vehicles and the absorption rate (revenue in millions):

	Three Months Ended March 31,
	2012	2011	% Change
Vehicle unit sales:
New heavy-duty vehicles	2,738	1,345	103.6%
New medium-duty vehicles	1,556	811	91.9%
New light-duty vehicles	277	112	147.3%

Total new vehicle unit sales	4,571	2,268	101.5%
Used vehicles	1,252	1,107	13.1%
Vehicle revenue:
New heavy-duty vehicles	$384.2	$173.1	122.0%
New medium-duty vehicles	100.7	52.9	90.4%
New light-duty vehicles	9.2	4.1	124.4%

Total new vehicle revenue	$494.1	$230.1	114.7%
Used vehicle revenue	$54.5	$46.4	17.5%
Other vehicle revenue:(1)	$3.3	$1.0	230.0%
Absorption rate:	116.7%	109.0%	7.1%

(1) Includes sales of truck bodies, trailers and other new equipment.

Key Performance Indicator

Absorption Rate

Management uses several performance metrics to evaluate the performance of its commercial vehicle dealerships, and considers Rush Truck Centers’ “absorption rate” to be of critical importance. Absorption rate is calculated by dividing the gross profit from the parts, service and body shop departments by the overhead expenses of all of a dealership’s departments, except for the selling expenses of the new and used commercial vehicle departments and carrying costs of new and used commercial vehicle inventory. When 100% absorption is achieved, then gross profit from the sale of a commercial vehicle, after sales commissions and inventory carrying costs, directly impacts operating profit. In 1999, the Company’s truck dealerships’ absorption rate was approximately 80%. The Company has made a concerted effort to increase its absorption rate since 1999. The Company’s truck dealerships achieved a 116.7% absorption rate for the first quarter of 2012 and 109.0% absorption rate for the first quarter in 2011.

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

The Company believes these results validate our efforts to build an organization with a diversified earnings base that is less dependent on the highly cyclical Class 8 truck sales market. The Company continues to position itself as a service solutions provider to the commercial vehicle industry. These efforts include focusing on expanding its capabilities in less cyclical aftermarket operations, broadening the depth of its commercial vehicle product offerings and expanding its network of Rush Truck Centers.

The Company’s aftermarket capabilities now include a wide range of services and products such as jobsite mobile service, new diagnostic and analysis capabilities and assembly service for specialized bodies and equipment.

Once primarily focused on Class 8 truck sales, the Company has now expanded its commercial vehicle product line to include medium-duty and light-duty commercial vehicles, buses and vocational specialty vehicles such as refuse trucks, tow trucks and truck-mounted cranes. The Company has developed relationships with a more diverse customer base across a wide range of market segments, resulting in our ability to offer a complete range of solutions from sales of new vehicles to aftermarket support for vehicles in operation.

The Company has a track record of growth through acquisitions and additions of dealerships within its current areas of responsibility. It now operates a network of 70 Rush Truck Centers across the United States. The Company believes that this geographic diversity will more effectively allow it to withstand regional economic downturns and expand service capabilities to match the footprint of its customer base.

The Company’s overall parts, service and body shop sales increased 35.1% in the first quarter of 2012 compared to the first quarter of 2011. This contributed to the Company achieving an absorption rate of 116.7% for the quarter ended March 31, 2012.

The Company increased deliveries of Class 8 trucks by 103.6% in the first quarter of 2012 compared to the first quarter of 2011. The Company and industry analysts expect strong U.S. commercial vehicle retail sales through 2014. A.C.T. Research Co., LLC (“A.C.T. Research”), a truck industry data and forecasting service provider, currently predicts U.S. retail sales of Class 8 trucks of approximately 214,000 units in 2012, 230,000 units in 2013, and 227,000 units in 2014, compared to approximately174,000 units in 2011.

The Company increased deliveries of new Class 4 through 7 medium-duty vehicles by 91.9% in the first quarter of 2012, compared to the first quarter of last year. A.C.T. Research currently predicts U.S. retail sales of Class 4 through 7 medium-duty commercial vehicles of approximately 160,000 units in 2012, an 11% increase from the number of units sold in 2011, 184,000 units in 2013, and 200,000 in 2014.

Revenues

Revenues increased $331.2 million, or 74.2%, in the first quarter of 2012 compared to the first quarter of 2011.

Parts, service and body shop revenues increased $51.1 million, or 35.1%, in the first quarter of 2012 compared to the first quarter of 2011. This increase is primarily due to the increased demand for maintenance and repair services as commercial vehicle utilization continues to increase, increased service needs of aging vehicles, continued activity in the energy sector and acquisitions that occurred in 2011. The Company expects parts, service and body shop sales to continue to remain strong through 2012 and remains focused on expanding aftermarket product and service offerings.

Revenues from sales of new and used commercial vehicles increased $274.4 million, or 98.9%, in the first quarter of 2012 compared to the first quarter of 2011. Demand for commercial vehicles has increased as general economic conditions in the United States have improved and credit is being made available on reasonable terms to a wider range of buyers.

The Company sold 2,738 heavy-duty trucks in the first quarter of 2012, a 103.6% increase compared to 1,345 heavy-duty trucks in the first quarter of 2011. According to A.C.T. Research, the U.S. Class 8 truck market increased 48.0% in the first quarter of 2012 compared to the first quarter of 2011. The Company’s share of the U.S. Class 8 truck sales market was approximately 5.2% in 2011. The Company expects its market share to range between 4.8% and 5.2% of U.S. Class 8 truck sales in 2012. This market share percentage would result in the sale of approximately 10,000 to 10,800 of Class 8 trucks in 2012 based on A.C.T. Research’s estimate that U.S. retail sales will increase to 214,000 units. The Company’s ability to sell this many trucks may be limited by manufacturer and component suppliers’ ability to maintain or increase production over current levels to meet customer demand.

The Company sold 1,556 medium-duty commercial vehicles, including 136 buses, in the first quarter of 2012, a 91.9% increase compared to 811 medium-duty commercial vehicles, including 103 buses, in 2011. A.C.T. Research estimates that unit sales of Class 4 through 7 commercial vehicles in the U.S. increased approximately 23.0% in the first quarter of 2012, compared to the first quarter of 2011. In 2011, the Company achieved a 3.8% share of the Class 4 through 7 commercial vehicle sales market in the U.S. As a result of acquisitions that occurred during 2011, the Company expects its market share to range between 4.2% and 4.6% of U.S. Class 4 through 7 commercial vehicle sales in 2012. This market share percentage would result in the sale of approximately 6,700 to 7,400 of Class 4 through 7 commercial vehicles in 2012 based on A.C.T. Research’s current U.S. retail sales estimates of 160,000 units.

The Company sold 277 light-duty vehicles in the first quarter of 2012, a 147.3% increase compared to 112 light-duty vehicles in the first quarter of 2011. This increase is primarily due to acquisitions that occurred in 2011. The Company expects to sell 1,200 light-duty vehicles in 2012.

The Company sold 1,252 used commercial vehicles in the first quarter of 2012, a 13.1% increase compared to 1,107 used commercial vehicles in the first quarter of 2011. The Company expects to sell approximately 5,200 to 6,000 used commercial vehicles in 2012. The volume of used commercial vehicle sales will be largely dependent upon our ability to acquire quality used commercial vehicles and maintain an adequate used commercial vehicle inventory throughout 2012.

Truck lease and rental revenues increased $4.5 million, or 23.7%, in the first quarter of 2012 compared to the first quarter of 2011. The increase in lease and rental revenue is primarily due to the increased number of units put into service in the lease and rental fleet during 2011. The Company expects lease and rental revenue to increase 20% to 25% during 2012, compared to 2011 based on the increase of units in the lease and rental fleet.

Finance and insurance revenues increased $1.2 million, or 59.4%, in the first quarter of 2012 compared to the first quarter of 2011. The increase in finance and insurance revenue is primarily a result of the increase in new and used commercial vehicle sales. The Company expects finance and insurance revenue to fluctuate proportionately with the Company’s new and used commercial vehicle sales in 2012. Finance and insurance revenues have limited direct costs and, therefore, contribute a disproportionate share of the Company’s operating profits.

Gross Profit

Gross profit increased $45.9 million, or 55.7%, in the first quarter of 2012, compared to the first quarter of 2011. Gross profit as a percentage of sales decreased to 16.5% in the first quarter of 2012 from 18.5% in the first quarter of 2011. This decrease in gross profit as a percentage of sales is a result of a change in our product sales mix. Commercial vehicle sales, a lower margin revenue item, increased as a percentage of total revenue to 71.0% in 2012, from 62.2% in 2011. Parts and service revenue, a higher margin revenue item, decreased as a percentage of total revenue to 25.3% in 2012, from 32.6% in 2011.

Gross margins from the Company’s parts, service and body shop operations increased to 39.9% in the first quarter of 2012, from 39.1% in the first quarter of 2011. Gross profit for the parts, service and body shop departments increased to $78.4 million in the first quarter of 2012 from $56.8 million in the first quarter of 2011. The Company expects gross margins on parts, service and body shop operations to range 39.0% to 41.0% in 2012.

Gross margins on Class 8 truck sales increased to 7.4% in the first quarter of 2012, from 6.3% in the first quarter of 2011. The increase in gross margins is primarily related to the product mix of trucks sold during the quarter compared to the first quarter of 2011. In the first quarter of 2012, the Company delivered fewer large fleet orders and sold a higher percentage of commercial vehicles from inventory compared to the first quarter of 2011. In 2012, the Company expects overall gross margins from Class 8 truck sales of approximately 6.5% to 7.5%.

Gross margins on medium-duty commercial vehicle sales decreased to 5.0% in the first quarter of 2012, from 6.7% in the first quarter of 2011. Gross margins on medium-duty commercial vehicles are difficult to forecast accurately because gross margins vary significantly depending upon the mix of fleet and non-fleet purchasers and types of medium-duty commercial vehicles sold. For 2012, the Company expects overall gross margins from medium-duty commercial vehicle sales of approximately 4.5% to 5.5%, but this will largely depend upon general economic conditions and the mix of purchasers and types of vehicles sold.

Gross margins on used commercial vehicle sales remained consistent at 10.1% in the first quarter of 2012 and in the first quarter of 2011. In 2012, the Company expects margins on used commercial vehicles to remain between 8.0% and 10.0%, but this will largely depend upon general economic conditions and the availability of quality used vehicles.

Gross margins from truck lease and rental sales decreased to 14.8% in the first quarter of 2012, from 15.2% in the first quarter of 2011. The decrease in gross profit is primarily attributable to the significant number of units placed into service during the first quarter of 2012. Growth in the lease and rental fleet can negatively affect margins as the Company experiences a full month of expense on new units going into service while a full month of revenue is not secured. The Company expects gross margins from lease and rental sales of approximately 14.5% to 16.5% during 2012. The Company’s policy is to depreciate its lease and rental fleet using a straight line method over the customer’s contractual lease term. The lease unit is depreciated to a residual value that approximates fair value at the expiration of the lease term. This policy results in the Company realizing reasonable gross margins while the unit is in service and a corresponding gain or loss on sale when the unit is sold at the end of the lease term.

Finance and insurance revenues and other income, as described above, have limited direct costs and, therefore, contribute a disproportionate share of gross profit.

Selling, General and Administrative Expenses

Selling, General and Administrative (“SG&A”) expenses increased $27.7 million, or 42.3%, in the first quarter of 2012, compared to the first quarter of 2011. SG&A expenses as a percentage of total revenue decreased to 12.0% in the first quarter of 2012, from 14.6% in the first quarter of 2011. SG&A expenses as a percentage of total revenue have historically ranged from 10.0% to 15.0%. In general, when new and used commercial vehicle revenue decreases as a percentage of total revenue, SG&A expenses as a percentage of total revenue will be at, or exceed, the higher end of this range. For 2012, the Company expects SG&A expenses as a percentage of total revenue to range from 11.0% to 13.0% and the selling portion of SG&A expenses to be approximately 25% to 30% of new and used commercial vehicle gross profit. In 2012, the Company expects the general and administrative portion of SG&A expenses to increase by approximately 13.0% to 17.0% compared to 2011 due to an expected increase in personnel costs related to increased parts and service business, the full year effect of acquisitions made in the first quarter of 2011, and the reinstatement of certain employee benefits. The Company will incur ongoing additional costs of approximately $0.3 million to $0.4 million per month related to implementation of SAP software, which includes monthly maintenance fees and training expenses. The SAP software was placed into service in August 2011.

Depreciation and Amortization Expense

Depreciation and amortization expense increased $1.7 million, or 40.8%, in the first quarter of 2012 compared to 2011. Approximately $0.7 million of the increase was amortization expense related to the SAP software development which began in August 2011. The remainder was due to acquisitions and store expansions.

Interest Expense, Net

Net interest expense increased $2.1 million, or 175.1%, in the first quarter of 2012 compared to the first quarter of 2011. The increase in net interest expense is primarily due to increased truck inventory levels. In January 2012, the Company’s floor plan agreement with GE Capital was amended to decrease interest rates related to floor plan notes payable. Net interest expense in 2012 will depend on inventory levels and cash available for prepayment of floor plan financing. Interest expense will increase by approximately $0.3 million per quarter because the Company discontinued the capitalization of interest on the costs related to the SAP software implementation when the software was placed in service in August 2011.

Income before Income Taxes

As a result of the factors described above, income from continuing operations before income taxes increased $14.5 million, or 124.4%, in the first quarter of 2012 compared to the first quarter of 2011. The Company believes that income from continuing operations before income taxes will increase in 2012 compared to 2011 because of the factors described above.

Income Taxes

Income taxes increased $5.8 million, or 133.6%, in the first quarter of 2012, compared to the first quarter of 2011. The Company provided for taxes at a 39.0% effective rate in the first quarter of 2012 compared to an effective rate of 38.0% in the first quarter of 2011. The Company expects its effective tax rate to be approximately 37% to 39% of pretax income in 2012.

Liquidity and Capital Resources

The Company’s short-term cash requirements are primarily for working capital, inventory financing, the improvement and expansion of existing facilities, the implementation of SAP enterprise software and dealership management system, and the construction or purchase of new facilities. Historically, these cash requirements have been met through the retention of profits, borrowings under our floor plan arrangements and bank financings. As of March 31, 2012, the Company had working capital of approximately $206.8 million, including $163.8 million in cash available to fund our operations. The Company believes that these funds are sufficient to meet any operating requirements for at least the next twelve months.

Available cash is generally invested in variable interest rate instruments in accordance with the Company’s investment policy, which is to invest excess funds in a manner that will provide maximum preservation and safety of principal. The portfolio is maintained to meet anticipated liquidity needs of the Company in order to ensure the availability of cash to meet the Company’s obligations and to minimize potential liquidation losses. As of March 31, 2012, the majority of excess cash is maintained in a depository account or invested in a money market fund that invests exclusively in U.S. Treasury bills, notes and other obligations issued or guaranteed by the U.S. Treasury, and repurchase agreements collateralized by such obligations.

The Company has a secured line of credit that provides for a maximum borrowing of $10.0 million. There were no advances outstanding under this secured line of credit at March 31, 2012, however, $7.7 million was pledged to secure various letters of credit related to self-insurance products, leaving $2.3 million available for future borrowings as of March 31, 2012.

The Company’s long-term real estate debt agreements require the Company to satisfy various financial ratios such as the debt to worth ratio, leverage ratio and the fixed charge coverage ratio and certain requirements for tangible net worth and GAAP net worth. As of March 31, 2012, the Company was in compliance with all debt covenants related to debt secured by real estate and its floor plan credit agreement. The Company does not anticipate any breach of the covenants in the foreseeable future.

The Company expects to purchase or lease trucks worth approximately $110.0 million for its leasing operations in 2012, depending on customer demand, all of which will be financed. The Company also expects to make capital expenditures for recurring items such as computers, shop tools and equipment and vehicles of approximately $10.0 million to $12.0 million during 2012.

The Company currently anticipates funding its capital expenditures relating to the improvement and expansion of existing facilities and recurring expenses, as well as a portion of the construction or purchase of new facilities through its operating cash flow. The Company may finance 70% to 80% of the appraised value of any newly constructed or purchased facilities, which would increase the Company’s cash and cash equivalents by that amount.

The Company has no other material commitments for capital expenditures as of March 31, 2012, except that the Company will continue to purchase vehicles for its lease and rental division and authorize capital expenditures for improvement and expansion of its existing dealership facilities and construction or purchase of new facilities based on market opportunities.

Cash Flows

Cash and cash equivalents decreased by $44.0 million during the three months ended March 31, 2012 and decreased by $67.7 million during the three months ended March 31, 2011. The major components of these changes are discussed below.

Cash Flows from Operating Activities

Cash flows from operating activities include net income adjusted for non-cash items and the effects of changes in working capital. During the first quarter of 2012, operating activities resulted in net cash used in operations of $130.2 million. Cash used in operating activities was primarily impacted by the increase in inventories and the decrease in accrued expenses which was offset by the decrease in accounts receivable and the increase in accounts payable. During the first quarter of 2011, operating activities resulted in cash used by operations of $17.3 million.

Cash flows (used in) from operating activities as adjusted for all draws on floor plan notes, except for floor plan related to inventory acquired in business acquisitions, (“Adjusted Cash Flows (used in) from Operating Activities”) resulted in Adjusted Cash Flows used in Operating Activities of $22.3 million for the three months ended March 31, 2012, compared to Adjusted Cash Flows from Operating Activities of $15.5 million for the three months ended March 31, 2011. Generally, all vehicle dealers finance the purchase of vehicles with floor plan borrowings. Our agreements with our floor plan provider require us to repay amounts borrowed for the purchase of such vehicles immediately after they are sold. As a result, changes in floor plan notes payable are directly linked to changes in vehicle inventory. However, as reflected in our consolidated statements of cash flows, changes in inventory are recorded as cash flows from operating activities if such inventory is procured in the normal course of business, or as cash flows from investing activities if such inventory is procured as part of a business acquisition, while all draws on floor plan notes are recorded as cash flows from financing activities.

Management believes that information about Adjusted Cash Flows (used in) from Operating Activities provides investors with a relevant measure of liquidity and a useful basis for assessing the Company’s ability to fund its activities and obligations from operating activities. Floor plan notes payable is classified as a current liability and, therefore, is included in the working capital amounts discussed above.

Adjusted Cash Flows (used in) from Operating Activities is a non-GAAP financial measure and should be considered in addition to, and not as a substitute for, cash flows from operating activities as reported in our consolidated statements of cash flows in accordance with U.S. GAAP. Additionally, this measure may vary among other companies; thus, Adjusted Cash Flows (used in) from Operating Activities as presented herein may not be comparable to similarly titled non-GAAP financial measures of other companies. Set forth below is a reconciliation of cash flow from operating activities as reported in our consolidated statement of cash flows, as if all changes in floor plan notes payable, except floor plan changes related to acquisitions, were classified as an operating activity (in thousands).

	Three Months Ended March 31,
	2012	2011
Net cash (used in) operating activities (GAAP)	$(130,211)	$(17,331)
Draws on floor plan notes payable	107,887	46,083
Less: draws on floor plan notes payable related to inventory acquired in business acquisitions	—	(13,250)

Adjusted Cash Flows (used in) from Operating Activities (Non-GAAP)	$(22,324)	$15,502

Cash Flows from Investing Activities

Cash flows used in investing activities consist primarily of cash used for capital expenditures and business acquisitions. During the first quarter of 2012, cash used in investing activities was $38.4 million. Capital expenditures consisted of purchases of property and equipment and improvements to our existing dealership facilities of $38.0 million. Property and equipment purchases during the first quarter of 2012 consisted of $29.7 million for additional units for rental and leasing operations, which was directly offset by borrowings of long-term debt. The Company expects to purchase or lease trucks worth approximately $110.0 million for its leasing operations in 2012, depending on customer demand, all of which will be financed. During 2012, the Company expects to make capital expenditures for recurring items such as computers, shop equipment and vehicles of approximately $10.0 to $12.0 million.

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

Cash Flows from Financing Activities

Cash flows from financing activities include borrowings and repayments of long-term debt and net proceeds of floor plan notes payable. Cash provided by financing activities was $124.7 million during the first quarter of 2012. The Company had borrowings of long-term debt of $31.2 million and repayments of long-term debt of $17.5 million during the first quarter of 2012. The Company had net draws on floor plan notes payable of $107.9 million during the first quarter of 2012. The borrowings of long-term debt were primarily related to units for the rental and leasing operations.

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

Substantially all of the Company’s commercial vehicle purchases are made on terms requiring payment within 15 days or less from the date the commercial vehicles are invoiced from the factory. During January 2012, we financed substantially all of the purchases of commercial vehicle inventory under our $450.0 million credit agreement with GE Capital. Under our $450.0 million credit agreement, all principal amounts outstanding bore interest at a rate per annum equal to the sum of the LIBOR rate plus 2.95%, which was payable monthly. The credit agreement allowed for prepayment of the inventory loans, up to 65% of the aggregate inventory loans outstanding, with monthly adjustments to the interest due. The Company made monthly interest payments to GE Capital on the amount financed, but was not required to commence loan principal repayments on any vehicle until such vehicle had been financed for 12 months or was sold.

On January 31, 2012, the Company entered into an amended and restated $600.0 million credit agreement with GE Capital. The interest rate under the amended credit agreement is LIBOR plus 2.23% on inventory loans up to $500.0 million and LIBOR plus 2.95% on inventory loans exceeding $500.0 million. The amended credit agreement allows the Company to prepay inventory loans, provided that the prepayment does not exceed the sum of 38% of the aggregate inventory loans made up to $500.0 million plus 100% of the inventory loans above $500.0 million. GE Capital may terminate this credit agreement without cause upon 120 days notice. On March 31, 2012, the Company had approximately $598.0 million outstanding under its credit agreement with GE Capital.

Navistar Financial Corporation offers a floor plan program that provides an interest free financing period, which varies depending on the commercial vehicle purchased. If the commercial vehicle financed by Navistar is not sold within the interest free finance period, the Company transfers the financed commercial vehicle to the GE Capital credit agreement. On March 31, 2012, the Company had approximately $22.4 million outstanding under the floor plan program with Navistar Financial Corporation.

Backlog

On March 31, 2012, the Company’s backlog of commercial vehicle orders was approximately $649.3 million compared to a backlog of commercial vehicle orders of approximately $576.2 million on March 31, 2011. The Company includes only confirmed orders in its backlog. The delivery time for a custom-ordered commercial vehicle varies depending on the truck specifications and demand for the particular model ordered, however, the Company expects to fill all of its backlog orders during 2012. The Company sells the majority of its new commercial vehicles by customer special order, with the remainder sold out of inventory. Orders from a number of the Company’s major fleet customers are included in the Company’s backlog as of March 31, 2012.

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

Our operations involving the handling and disposal of hazardous and nonhazardous materials are subject to the requirements of the federal Resource Conservation and Recovery Act, or RCRA, and comparable state statutes. Pursuant to these laws, federal and state environmental agencies have established approved methods for handling, storage, treatment, transportation and disposal of regulated substances and wastes with which the Company must comply. Our business also involves the operation and use of above ground and underground storage tanks. These storage tanks are subject to periodic testing, containment, upgrading and removal under RCRA and comparable state statutes. Furthermore, investigation or remediation may be necessary in the event of leaks or other discharges from current or former underground or aboveground storage tanks.

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

The Company is exposed to some market risk through interest rates related to our floor plan financing agreements, variable rate real estate debt and discount rates related to finance sales. The majority of floor plan debt and variable rate real estate debt is based on LIBOR. As of March 31, 2012, the Company had floor plan borrowings and variable interest rate real estate debt of approximately $711.8 million. Assuming an increase or decrease in LIBOR of 100 basis points, annual interest expense could correspondingly increase or decrease by approximately $7.1 million.

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

The Company is exposed to some market risk through interest rate swaps on some of the Company’s variable interest rate real estate debt. As of March 31, 2012, the Company had interest rate swaps with a total notional amount of $44.4 million. The swaps were designed to provide a hedge against changes in interest rates on some of the Company’s variable interest rate real estate debt. The swaps are collateralized by the underlying real estate. These interest rate swaps qualify for cash flow hedge accounting treatment and are considered effective. For additional information about the effect of the Company’s derivative instruments on the accompanying consolidated financial statements, see Note 6 – Financial Instruments and Fair Value of the Notes to Consolidated Financial Statements.

The Company is also exposed to some market risk through interest rates related to the investment of our current cash and cash equivalents which totaled $163.8 million on March 31, 2012. These funds are generally invested in variable interest rate instruments in accordance with the Company’s investment policy. As such instruments mature and the funds are reinvested, we are exposed to changes in market interest rates. This risk is mitigated by management’s ongoing evaluation of the best investment rates available for current and noncurrent high quality investments. If market interest rates were to increase or decrease immediately and uniformly by 100 basis points, the Company’s annual interest income could correspondingly increase or decrease by approximately $1.6 million.

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

As of March 31, 2012, the Company holds auction rate securities, with underlying tax-exempt municipal bonds that mature in 2030, that have a fair value of $6.6 million. Given the current market conditions in the auction rate securities market, if the Company determines that the fair value of these securities temporarily decreases by an additional 10%, the Company’s equity could correspondingly decrease by approximately $0.7 million. If it is determined that the fair value of these securities is other-than-temporarily impaired by 10%, the Company could record a loss on its Consolidated Statements of Operations of approximately $0.7 million. For further discussion of the risks related to our auction rate securities, see Note 6 – Financial Instruments and Fair Value of the Notes to Consolidated Financial Statements.

ITEM 4.	Controls and Procedures.

The Company, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2012 to ensure that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) is accumulated and communicated to Company management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in the Company’s internal control over financial reporting that occurred during the three months ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

While we attempt to identify, manage and mitigate risks and uncertainties associated with our business to the extent practical under the circumstances, some level of risk and uncertainty will always be present. Item 1A, Part I of our 2011 Annual Report on Form 10-K (the “2011 Annual Report”) describes some of the risks and uncertainties associated with our business that have the potential to materially affect our business, financial condition or results of operations.

There has been no material change in our risk factors disclosed in our 2011 Annual Report.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The Company did not make any unregistered sales of equity securities during the first quarter of 2012.

The Company did not repurchase any shares of its Class A Common Stock or Class B Common Stock during the first quarter of 2012.

ITEM 3.	Defaults Upon Senior Securities.

Not Applicable

ITEM 4.	Mine Safety Disclosures.

Not Applicable

ITEM 5.	Other Information.

Not Applicable

ITEM 6.	Exhibits

Exhibit Number	Exhibit Title

3.1	Restated Articles of Incorporation of Rush Enterprises, Inc. (incorporated herein by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q (File No. 000-20797) for the quarter ended June 30, 2008)

3.2	Rush Enterprises, Inc. Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q (File No. 000-20797) filed for the quarter ended June 30, 2009)

10.1	Amended and Restated Credit Agreement, dated January 31, 2012, among Rush Truck Centers of Alabama, Inc., Rush Truck Centers of Arizona, Inc., Rush Truck Centers of California, Inc., Rush Medium Duty Truck Centers of Colorado, Inc., Rush Truck Centers of Colorado, Inc., Rush Truck Centers of Florida, Inc., Rush Truck Centers of Georgia, Inc., Rush Truck Centers of New Mexico, Inc., Rush Truck Centers of Oklahoma, Inc., Rush Truck Centers of Tennessee, Inc., Rush Truck Centers of North Carolina, Inc., Rush Truck Centers of Idaho, Inc., Rush Truck Centers of Utah, Inc., and Rush Truck Centers of Oregon, Inc., Rush Truck Centers of Texas, L.P., Rush Enterprises, Inc., the Lenders party thereto, and General Electric Capital Corporation (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 000-20797) filed February 2, 2012)

10.2+	Form of Rush Enterprises, Inc. 2007 Long-Term Incentive Plan Restricted Stock Unit Agreement (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 000-20797) filed March 14, 2012)

10.3*	First Amendment to Credit Agreement, dated March 29, 2012, by and among Rush Truck Centers of Alabama, Inc., Rush Truck Centers of Arizona, Inc., Rush Truck Centers of California, Inc., Rush Medium Duty Truck Centers of Colorado, Inc., Rush Truck Centers of Colorado, Inc., Rush Truck Centers of Florida, Inc., Rush Truck Centers of Georgia, Inc., Rush Truck Centers of New Mexico, Inc., Rush Truck Centers of Oklahoma, Inc., Rush Truck Centers of Tennessee, Inc., Rush Truck Centers of North Carolina, Inc., Rush Truck Centers of Idaho, Inc., Rush Truck Centers of Utah, Inc., and Rush Truck Centers of Oregon, Inc., Rush Truck Centers of Texas, L.P., Rush Enterprises, Inc., the Lenders party thereto, and General Electric Capital Corporation.

31.1*	Certification of CEO pursuant to Rules 13a-14(a) and 15d-14(a) adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of CFO pursuant to Rules 13a-14(a) and 15d-14(a) adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of CEO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of CFO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101***	The following materials from Rush Enterprises, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011; (ii) Consolidated Statements of Income and Comprehensive Income for the three months ended March 31, 2012 and 2011; (iii) Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011; and (iv) Notes to Consolidated Financial Statements (tagged as blocks of text).

+	Management contract or compensatory plan or arrangement
*	Filed herewith
**	Furnished herewith
***	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RUSH ENTERPRISES, INC.

Date: May 10, 2012	By:	/S/ W.M. “RUSTY” RUSH
W.M. “Rusty” Rush
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2012	By:	/S/ STEVEN L. KELLER
Steven L. Keller
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Title

10.3*	First Amendment to Credit Agreement, dated March 29, 2012, by and among Rush Truck Centers of Alabama, Inc., Rush Truck Centers of Arizona, Inc., Rush Truck Centers of California, Inc., Rush Medium Duty Truck Centers of Colorado, Inc., Rush Truck Centers of Colorado, Inc., Rush Truck Centers of Florida, Inc., Rush Truck Centers of Georgia, Inc., Rush Truck Centers of New Mexico, Inc., Rush Truck Centers of Oklahoma, Inc., Rush Truck Centers of Tennessee, Inc., Rush Truck Centers of North Carolina, Inc., Rush Truck Centers of Idaho, Inc., Rush Truck Centers of Utah, Inc., and Rush Truck Centers of Oregon, Inc., Rush Truck Centers of Texas, L.P., Rush Enterprises, Inc., the Lenders party thereto, and General Electric Capital Corporation.

31.1*	Certification of CEO pursuant to Rules 13a-14(a) and 15d-14(a) adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of CFO pursuant to Rules 13a-14(a) and 15d-14(a) adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of CEO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of CFO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101***	The following materials from Rush Enterprises, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011; (ii) Consolidated Statements of Income and Comprehensive Income for the three months ended March 31, 2012 and 2011; (iii) Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011; and (iv) Notes to Consolidated Financial Statements (tagged as blocks of text).

*	Filed herewith
**	Furnished herewith
***	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.