Form 10-Q
period 2012-06-30
RUSH ENTERPRISES INC \TX\
filed 2012-08-09
CIK 1012019

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
 (X)           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

OR

(   )           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________________ to ___________________________

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
Yes [X]                               No [   ]

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [  ]                               No [X]

Indicated below is the number of shares outstanding of each of the issuer’s classes of common stock, as of August 5, 2012.

Title of Class	Number of Shares Outstanding
Class A Common Stock, $.01 Par Value	27,927,722
Class B Common Stock, $.01 Par Value	10,792,223

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2012 AND DECEMBER 31, 2011
 (In Thousands, Except Shares)

	June 30,	December 31,
	2012	2011
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$169,005	$207,775
Accounts receivable, net	95,875	98,160
Inventories, net	829,002	649,626
Prepaid expenses and other	4,831	12,158
Deferred income taxes, net	12,180	12,286
Total current assets	1,110,893	980,005

Investments	6,628	6,628

Property and equipment, net	537,870	499,667

Goodwill, net	180,918	182,612

Other assets, net	49,132	48,789

Total assets	$1,885,441	$1,717,701

Liabilities and shareholders’ equity
Current liabilities:
Floor plan notes payable	$634,649	$520,693
Current maturities of long-term debt	71,753	63,465
Current maturities of capital lease obligations	10,315	10,056
Trade accounts payable	75,613	62,299
Accrued expenses	97,649	134,278
Total current liabilities	889,979	790,791

Long-term debt, net of current maturities	285,486	264,822
Capital lease obligations, net of current maturities	34,253	35,498
Other long-term liabilities	2,239	2,233
Deferred income taxes, net	98,791	93,123

Shareholders’ equity:
Preferred stock, par value $.01 per share; 1,000,000 shares authorized; 0 shares outstanding in 2012 and 2011	–	–
Common stock, par value $.01 per share; 60,000,000 class A shares and 20,000,000 class B shares authorized; 27,887,575 class A shares and 10,792,223 class B shares outstanding in 2012; and 27,406,424 class A shares and 10,776,697 class B shares outstanding in 2011	403	398
Additional paid-in capital	218,690	208,569
Treasury stock, at cost: 1,639,843 class B shares	(17,948)	(17,948)
Retained earnings	375,492	342,164
Accumulated other comprehensive loss, net of tax	(1,944)	(1,949)
Total shareholders’ equity	574,693	531,234

Total liabilities and shareholders’ equity	$1,885,441	$1,717,701

The accompanying notes are an integral part of these consolidated financial statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
 (In Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Revenues:
New and used truck sales	$598,220	$466,585	$1,150,148	$744,115
Parts and service	208,290	170,387	404,936	315,947
Lease and rental	23,433	20,563	46,909	39,548
Finance and insurance	3,577	2,744	6,714	4,712
Other	2,324	1,703	4,466	3,764
Total revenue	835,844	661,982	1,613,173	1,108,086

Cost of products sold:
New and used truck sales	559,017	436,163	1,069,824	695,068
Parts and service	127,617	103,453	245,873	192,165
Lease and rental	19,574	16,856	39,580	32,953
Total cost of products sold	706,208	556,472	1,355,277	920,186

Gross profit	129,636	105,510	257,896	187,900

Selling, general and administrative	91,683	79,655	184,698	145,001

Depreciation and amortization	6,055	4,541	11,939	8,721

Gain on sale of assets	68	475	87	432

Operating income	31,966	21,789	61,346	34,610

Interest expense, net	3,407	1,599	6,711	2,800

Income from before taxes	28,559	20,190	54,635	31,810

Provision for income taxes	11,137	7,672	21,307	12,025

Net income	$17,422	$12,518	$33,328	$19,785

Earnings per common share:
Basic	$.45	$.33	$.86	$.52
Diluted	$.44	$.32	$.84	$.51

Weighted average shares outstanding:
Basic	38,675	37,831	38,531	37,727
Diluted	39,544	39,015	39,605	38,929

Comprehensive income	$17,428	$11,360	$33,333	$18,705

The accompanying notes are an integral part of these consolidated financial statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (In Thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2012	2011

Cash flows from operating activities:
Net income	$33,328	$19,785
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	34,267	26,108
Gain on sale of property and equipment	(87)	(419)
Stock-based compensation expense related to stock options and employee stock purchases	4,801	3,874
Provision for deferred income tax expense	5,785	8,824
Excess tax benefits from stock-based compensation	(1,428)	(1,145)
Change in accounts receivable, net	2,285	(26,966)
Change in inventories	(167,630)	(93,554)
Change in prepaid expenses and other, net	7,327	6,801
Change in trade accounts payable	13,314	10,985
Change in accrued expenses	(35,201)	9,696
Draws on floor plan notes payable – trade, net	36,067	−
Net cash used in operating activities	(67,172)	(36,011)

Cash flows from investing activities:
Acquisition of property and equipment	(78,516)	(60,805)
Proceeds from the sale of property and equipment	1,042	10,474
Business acquisitions	(36)	(60,038)
Change in other assets	(644)	537
Net cash used in investing activities	(78,154)	(109,832)

Cash flows from financing activities:
Draws on floor plan notes payable – non-trade, net	77,889	114,741
Proceeds from long-term debt	63,914	45,943
Principal payments on long-term debt	(34,962)	(33,252)
Principal payments on capital lease obligations	(5,610)	(7,562)
Debt issuance costs	−	(41)
Excess tax benefits from stock-based compensation	1,428	1,145
Proceeds from issuance of shares relating to employee stock options and employee stock purchases	3,897	2,178
Net cash provided by financing activities	106,556	123,152

Net decrease in cash and cash equivalents	(38,770)	(22,691)

Cash and cash equivalents, beginning of period	207,775	168,976

Cash and cash equivalents, end of period	$169,005	$146,285

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$11,409	$6,713
Income taxes, net of refunds	$2,598	$(3,396)
Noncash investing activities:
Assets acquired under capital leases	$4,624	$6,903

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

The total capitalized costs of the SAP enterprise software and SAP dealership management system of $41.7 million, including capitalized interest, are recorded on the Consolidated Balance Sheet in Other Assets, net of accumulated amortization of $2.6 million.  Amortization expense of $0.7 million is included in depreciation and amortization expense for the three months ended June 30, 2012 and $1.4 million for the six months ended June 30, 2012.  The SAP software will be amortized over a period of 15 years resulting in amortization expense of $2.8 million per year.  Additional enhancements to the SAP software will be capitalized and amortized over the remaining life of the asset.

Other Assets on the Consolidated Balance Sheet include manufacturer franchise rights of $4.5 million at June 30, 2012 and $2.8 million at December 31, 2011.

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

The impairment test for goodwill involves comparing the fair value of a reporting unit to its carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, a second step is required to measure the goodwill impairment loss. The second step includes hypothetically valuing all the tangible and intangible assets of the reporting unit as if the reporting unit had been acquired in a business combination. Then, the implied fair value of the reporting unit's goodwill is compared to the carrying amount of that goodwill. If the carrying amount of the reporting unit's goodwill exceeds the implied fair value of the goodwill, the Company would recognize an impairment loss in an amount equal to the excess, not to exceed the carrying amount. The Company determines the fair values calculated in an impairment test using the discounted cash flow method, which requires assumptions and estimates regarding future revenue, expenses and cash flow projections.  The analysis is based upon available information regarding expected future cash flows of its reporting unit discounted at rates consistent with the cost of capital specific to the reporting unit.

No impairment write down of the Company’s goodwill was required in the fourth quarter of 2011.  However, the Company cannot predict the occurrence of certain events that might adversely affect the reported value of goodwill or manufacturer franchise rights in the future.

The following table sets forth the change in the carrying amount of goodwill for the Company for the period ended June 30, 2012:

Balance January 1, 2012	$182,612
Adjustment to acquisition of Peck Road Ford	36
Adjustment for franchise rights related to West Texas Peterbilt acquisition	(1,730)
Balance June 30, 2012	$180,918

On December 5, 2011, the Company acquired certain assets of West Texas Peterbilt, which consisted of dealerships in Amarillo, Lubbock and Odessa, Texas that offer Peterbilt trucks, parts, service, financing and insurance, a parts and service facility in Dalhart, Texas and a parts facility in Hereford, Texas.  The final purchase price allocation includes an adjustment to goodwill of $1.7 million due to the finalization of the franchise rights valuation during the second quarter of 2012.

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

4 – Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Numerator:
Numerator for basic and diluted earnings per share – Net income available to common shareholders	$17,422,000	$12,518,000	$33,328,000	$19,785,000

Denominator–
Denominator for basic earnings per share – weighted average shares outstanding	38,675,464	37,831,211	38,531,254	37,726,829
Effect of dilutive securities–
Employee and director stock options and restricted share awards	868,722	1,183,785	1,074,120	1,202,492
Denominator for diluted earnings per share – adjusted weighted average shares outstanding and assumed conversions	39,544,186	39,014,996	39,605,374	38,929,321

Basic earnings per common share	$.45	$.33	$.86	$.52

Diluted earnings per common share and common share equivalents	$.44	$.32	$.84	$.51

Options to purchase shares of common stock that were outstanding for the three months and six months ended June 30, 2012 and 2011 that were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Options	1,373,860	498,600	1,126,795	498,600
Total anti-dilutive securities	1,373,860	498,600	1,126,795	498,600

5 – Stock Options and Restricted Stock Awards

Valuation and Expense Information

The Company accounts for stock-based compensation in accordance with Accounting Standards Codification (“ASC”) 718-10, “Compensation – Stock Compensation,” which requires the measurement and recognition of compensation expense for all share-based payment awards made to the Company’s employees and directors including employee stock options, restricted share awards and employee stock purchases related to the Employee Stock Purchase Plan based on estimated fair values.  Stock-based compensation expense, calculated using the Black-Scholes option-pricing model and included in selling, general and administrative expense, was $1.7 million for the three months ended June 30, 2012, and $1.3 million for the three months ended June 30, 2011.  Stock-based compensation expense, included in selling, general and administrative expense, for the six months ended June 30, 2012, was $4.8 million and for the six months ended June 30, 2011, was $3.9 million.  As of June 30, 2012, there was $12.7 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements to be recognized over a weighted-average period of 2.4 years.

6 – Financial Instruments and Fair Value

Certain methods and assumptions were used by the Company in estimating the fair value of financial instruments at June 30, 2012.  The carrying value of current assets and current liabilities approximates the fair value due to the short maturity of these items.

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

As of June 30, 2012, the Company held auction rate securities with underlying tax-exempt municipal bonds that mature in 2030 that have a fair value of $6.6 million and a cost basis of $7.6 million.  These bonds have credit wrap insurance and a credit rating of Aa3 by a major credit rating agency.

The Company valued the auction rate securities at June 30, 2012 using a discounted cash flow model based on the characteristics of the individual securities, which the Company believes yields the best estimate of fair value. The first step in the valuation included a credit analysis of the security which considered various factors including the credit quality of the issuer, the instrument’s position within the capital structure of the issuing authority, and the composition of the authority’s assets including the effect of insurance and/or government guarantees. Next, the future cash flows of the instruments were projected based on certain assumptions regarding the auction rate market significant to the valuation including the auction rate market will remain illiquid and auctions will continue to fail causing the interest rate to be the maximum applicable rate.  This assumption resulted in discounted cash flow analysis being performed through 2019, the point at which the Company estimates the securities will be redeemed by the municipality.  The projected cash flows were then discounted using the applicable yield curve plus a 225 basis point liquidity premium added to the applicable discount rate.

The Company recorded a pre-tax impairment charge of $1.0 million on these investments in 2011.  The Company believes that the impairment is temporary and has recognized the impairment in accumulated other comprehensive loss.

The table below presents disclosures about the auction rate securities measured at fair value on a recurring basis in the Company’s financial statements as of June 30, 2012 and December 31, 2011 (in thousands):

	At June 30, 2012
		Fair Value Estimated Using
	Cost Basis Amount	Level 1 Inputs		Level 2 Inputs		Level 3 Inputs
Investment in auction rate securities	$7,575	$	−	$	−	$6,628

	At December 31, 2011
		Fair Value Estimated Using
	Cost Basis Amount	Level 1 Inputs		Level 2 Inputs		Level 3 Inputs
Investment in auction rate securities	$7,575	$	−	$	−	$6,628

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

At June 30, 2012, the Company had an aggregate $43.6 million notional amount of interest rate swap contracts, which have been designated as cash flow hedges, to pay fixed rates of interest and receive a floating interest rate based on LIBOR. The fixed interest rates specified in the interest rate swap contracts became effective on or about January 1, 2012.  The Company’s interest rate swaps qualify for cash flow hedge accounting treatment.  Unrealized gains or losses are recorded in accumulated other comprehensive income.  Realized gains and losses will be recognized in interest expense, if they occur. Amounts to be received or paid under the contracts will be recognized as interest expense over the life of the contracts.  There was no ineffectiveness for these swaps during the quarters ended June 30, 2011 and June 30, 2012.

The fair value of cash flow hedges is calculated as the present value of expected future cash flows, determined on the basis of forward interest rates and present value factors.  As such, the carrying amounts for these swaps are designated to be Level 2 fair values and totaled $2.2 million as of June 30, 2012.  The carrying value of these swaps is included in Other Long-Term Liabilities on the accompanying Consolidated Balance Sheet as of June 30, 2012.

As of June 30, 2012, the Company was party to derivative financial instruments as described in the following table (in thousands):

Agreement	Notional Amount	Fixed Interest Rate	Underlying Rate	Expiration Date	Fair Value
Interest Rate Swap	$2,155	5.075%	3 month LIBOR	July 1, 2015	$(108)
Interest Rate Swap	4,452	5.075%	3 month LIBOR	July 1, 2015	(222)
Interest Rate Swap	7,595	5.39%	1 month LIBOR	December 31, 2014	(343)
Interest Rate Swap	1,468	5.39%	1 month LIBOR	December 31, 2014	(66)
Interest Rate Swap	2,613	5.39%	1 month LIBOR	December 31, 2014	(118)
Interest Rate Swap	5,913	5.39%	1 month LIBOR	December 31, 2014	(267)
Interest Rate Swap	5,408	5.38%	1 month LIBOR	June 29, 2015	(314)
Interest Rate Swap	832	5.29%	1 month LIBOR	June 30, 2015	(48)
Interest Rate Swap	1,595	5.29%	1 month LIBOR	June 30, 2015	(91)
Interest Rate Swap	8,043	5.29%	1 month LIBOR	June 30, 2015	(462)
Interest Rate Swap	693	5.29%	1 month LIBOR	June 30, 2015	(40)
Interest Rate Swap	2,787	5.29%	1 month LIBOR	June 30, 2015	(160)

Fair values of derivative instruments are on the accompanying Consolidated Balance Sheet as of June 30, 2012 (in thousands):

		Fair Value at
Derivative Liabilities Designated as Hedging Instruments	Balance Sheet Location	June 30, 2012	December 31, 2011
Interest Rate Swaps	Other Long-Term Liabilities	$2,239	$2,233

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

The following table contains summarized information about reportable segment revenue, segment income or loss and segment assets for the periods ended June 30, 2012 and 2011 (in thousands):

	Truck Segment	All Other	Totals

As of and for the three months ended June 30, 2012

Revenues from external customers	$830,773	$5,071	$835,844
Segment income (loss) before taxes	28,574	(15)	28,559
Segment assets	1,858,045	27,396	1,885,441

As of and for the six months ended June 30, 2012

Revenues from external customers	$1,603,681	$9,492	$1,613,173
Segment income (loss) before taxes	54,817	(182)	54,635

As of and for the three months ended June 30, 2011

Revenues from external customers	$657,490	$4,492	$661,982
Segment income (loss) before taxes	20,521	(331)	20,190
Segment assets	1,324,548	25,752	1,350,300

As of and for the six months ended June 30, 2011

Revenues from external customers	$1,099,630	$8,456	$1,108,086
Segment income (loss) before taxes	32,606	(796)	31,810

Revenues from segments below the quantitative thresholds are attributable to three operating segments of the Company and are included in the All Other column. Those segments include a retail tire company, an insurance agency and a guest ranch operation. None of those segments has ever met any of the quantitative thresholds for determining reportable segments.

8 – Income Taxes

The Company included accruals for unrecognized income tax benefits totaling $1.3 million as a component of accrued liabilities as of June 30, 2012, and December 31, 2011.  The unrecognized tax benefits of $1.3 million at June 30, 2012, if recognized, would impact the Company’s effective tax rate.  An unfavorable settlement would require a charge to income tax expense and a favorable resolution would be recognized as a reduction to income tax expense.  As of June 30, 2012, $51,000 of accrued interest related to unrecognized tax benefits is included in the provision for income taxes.  No amounts were accrued for penalties.

The Company does not anticipate a significant change in the amount of unrecognized tax benefits in the next 12 months.  As of June 30, 2012, the tax years ended December 31, 2008 through 2011 remained subject to audit by federal tax authorities and the tax years ended December 31, 2007 through 2011, remained subject to audit by state tax authorities.

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

Note Regarding Trademarks Commonly Used in the Company’s Filings

Peterbilt® is a registered trademark of Peterbilt Motors Company. PACCAR® is a registered trademark of PACCAR, Inc. GMC® is a registered trademark of General Motors Corporation. Hino® is a registered trademark of Hino Motors, Ltd. UD® is a registered trademark of UD Truck North America, Ltd. Isuzu® is a registered trademark of Isuzu Motors Limited. Kenworth® is a registered trademark of PACCAR, Inc. doing business as Kenworth Truck Company. Volvo® is a registered trademark of Volvo Trademark Holding AB. Freightliner® is a registered trademark of Freightliner Corporation. Mack® is a registered trademark of Mack Trucks, Inc. Navistar® is a registered trademark of Navistar International Corporation. Caterpillar® is a registered trademark of Caterpillar, Inc. PacLease® is a registered trademark of PACCAR Leasing Corporation. CitiCapital® is a registered trademark of Citicorp. Ford® is a registered trademark of Ford Motor Company.  Ford Motor Credit Company® is a registered trademark of Ford Motor Company. Cummins® is a registered trademark of Cummins Intellectual Property, Inc.  Eaton® is a registered trademark of Eaton Corporation.  Arvin Meritor® is a registered trademark of Meritor Technology, Inc. JPMorgan Chase® is a registered trademark of JP Morgan Chase & Co.  SAP® is a registered trademark of SAP Aktiengesellschaft.  International® is a registered trademark of Navistar International Transportation Corp. Blue Bird® is a registered trademark of Blue Bird Investment Corporation.  Autocar® is a registered trademark of Shem, LLC.  IC Bus® is a registered trademark of IC Bus, LLC.  Collins Bus Corporation® is a registered trademark of Collins Bus Corporation. Fuso® is a registered trademark of Mitsubishi Fuso Truck and Bus Corporation. Workhorse® is a registered trademark of Workhorse Custom Chassis, LLC. Micro Bird® is a registered trademark of Blue Bird Body Company.

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

Inventories

Inventories are stated at the lower of cost or market value.  Cost is determined by specific identification of new and used commercial vehicles and by the first-in, first-out method for tires, parts and accessories.  As the market value of our inventory typically declines over time, reserves are established based on historical loss experience and market trends.  These reserves are charged to cost of sales and reduce the carrying value of our inventory on hand.  An allowance is provided when it is anticipated that cost will exceed net realizable value.

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

Stock-Based Compensation Expense

The Company applies the provisions of ASC 718-10, “Compensation – Stock Compensation,” which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including grants of employee stock options, restricted stock and restricted stock units and employee stock purchases under the Employee Stock Purchase Plan based on estimated fair values.

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

Results of Operations

The following discussion and analysis includes the Company’s historical results of operations for the three months ended June 30, 2012 and 2011.

The following table sets forth certain financial data as a percentage of total revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

New and used truck sales	71.6%	70.5%	71.3%	67.2%
Parts and service	24.9	25.7	25.1	28.5
Lease and rental	2.8	3.1	2.9	3.6
Finance and insurance	0.4	0.4	0.4	0.4
Other	0.3	0.3	0.3	0.3
Total revenues	100.0	100.0	100.0	100.0
Cost of products sold	84.5	84.1	84.0	83.0
Gross profit	15.5	15.9	16.0	17.0
Selling, general and administrative	11.0	12.0	11.5	13.1
Depreciation and amortization	0.7	0.7	0.7	0.8
Gain on sale of assets	0.0	0.1	0.0	0.0
Operating income	3.8	3.3	3.8	3.1
Interest expense, net	0.4	0.2	0.4	0.3
Income before income taxes	3.4	3.1	3.4	2.8
Provision for income taxes	1.3	1.2	1.3	1.1
Net income	2.1%	1.9%	2.1%	1.7%

The following table sets forth for the periods indicated the percent of gross profit by revenue source:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Gross Profit:
New and used commercial vehicle sales	30.2%	28.8%	31.2%	26.1%
Parts and service sales	62.2	63.5	61.7	65.9
Lease and rental	3.0	3.5	2.8	3.5
Finance and insurance	2.8	2.6	2.6	2.5
Other	1.8	1.6	1.7	2.0
Total gross profit	100.0%	100.0%	100.0%	100.0%

The following table sets forth the unit sales and revenue for new heavy-duty, new medium-duty, new light-duty and used commercial vehicles and the absorption ratio (revenue in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	% Change	2012	2011	% Change
Vehicle unit sales:
New heavy-duty vehicles	2,813	2,363	19.0%	5,551	3,708	49.7%
New medium-duty vehicles	2,141	1,514	41.4%	3,675	2,331	57.7%
New light-duty vehicles	343	314	9.2%	620	426	45.5%
Total new vehicle unit sales	5,297	4,191	26.4%	9,846	6,465	52.3%

Used vehicles	1,242	1,156	7.4%	2,494	2,263	10.2%

Vehicle revenue:
New heavy-duty vehicles	$395.3	$300.5	31.5%	$779.5	$473.7	64.6%
New medium-duty vehicles	135.8	107.3	26.6%	236.5	160.7	47.2%
New light-duty vehicles	11.0	10.2	7.8%	20.2	14.2	42.3%
Total new vehicle revenue	$542.1	$418.0	29.7%	$1,036.2	$648.6	59.8%

Used vehicle revenue	$53.1	$47.4	12.0%	$107.6	$93.8	14.7%

Other vehicle revenue:(1)	$3.0	$1.2	150.0%	$6.3	$1.7	270.6%

Absorption ratio:	117.7%	112.9%	4.3%	117.2%	111.1%	5.5%

(1)  Includes sales of truck bodies, trailers and other new equipment.

Key Performance Indicator

Absorption Ratio

Management uses several performance metrics to evaluate the performance of its commercial vehicle dealerships, and considers Rush Truck Centers’ “absorption ratio” to be of critical importance.  Absorption ratio is calculated by dividing the gross profit from the parts, service and body shop departments by the overhead expenses of all of a dealership’s departments, except for the selling expenses of the new and used commercial vehicle departments and carrying costs of new and used commercial vehicle inventory.  When 100% absorption is achieved, then gross profit from the sale of a commercial vehicle, after sales commissions and inventory carrying costs, directly impacts operating profit.  In 1999, the Company’s truck dealerships’ absorption ratio was approximately 80%.  The Company has made a concerted effort to increase its absorption ratio since 1999.  The Company’s truck dealerships achieved a 117.7% absorption ratio for the second quarter of 2012 and a 112.9% absorption ratio for the second quarter in 2011.

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

In the second quarter, the Company’s gross revenues totaled $835.8 million, a 26.3% increase from gross revenues of $662.0 million for the second quarter ended June 30, 2011.  The Company’s overall parts, service and body shop sales increased 22.2% in the second quarter of 2012 compared to the second quarter of 2011.  This contributed to the Company achieving an absorption ratio of 117.7% for the quarter ended June 30, 2012.

The Company’s strategy to expand the scope of aftermarket solutions provided to the commercial vehicle market, combined with the ability to offer a diverse product lineup of new trucks into a range of market segments, continues to result in solid financial performance.  The Company’s aftermarket capabilities now include a wide range of services and products such as jobsite mobile service, new diagnostic and analysis capabilities and assembly service for specialized bodies and equipment.

The Company increased deliveries of Class 8 trucks by 19.0% in the second quarter of 2012 compared to the second quarter of 2011.  A.C.T. Research Co., LLC (“A.C.T. Research”), a truck industry data and forecasting service provider, currently predicts U.S. retail sales of Class 8 trucks of approximately 202,500 units in 2012, 227,000 units in 2013, and 229,000 units in 2014, compared to approximately174,000 units in 2011.  The Company believes that U.S. retail sales of Class 8 trucks in 2012 will range from approximately 180,000 to 185,000 units.

The Company increased deliveries of new Class 4 through 7 medium-duty vehicles by 41.4% in the second quarter of 2012, compared to the second quarter of last year.  A.C.T. Research currently predicts U.S. retail sales of Class 4 through 7 medium-duty commercial vehicles of approximately 158,000 units in 2012, a 9.5% increase from the number of units sold in 2011, 182,000 units in 2013, and 198,000 in 2014.

Revenues

Revenues increased $173.9 million, or 26.3%, in the second quarter of 2012 compared to the second quarter of 2011.

Parts, service and body shop revenues increased $37.9 million, or 22.2%, in the second quarter of 2012 compared to the second quarter of 2011.  This increase is the result of increased service needs of aging vehicles, continued service activity in the energy sector, expanded product and service offerings and acquisitions that occurred in 2011.  The Company expects parts, service and body shop sales to continue to remain strong through 2012 and remains focused on expanding aftermarket product and service offerings.

Revenues from sales of new and used commercial vehicles increased $131.6 million, or 28.2%, in the second quarter of 2012 compared to the second quarter of 2011.  Demand for commercial vehicles remained strong in the first half of 2021, but the Company believes that demand for commercial vehicles will soften in the second half of 2012 due to current economic and political uncertainty.

The Company sold 2,813 heavy-duty trucks in the second quarter of 2012, a 19.0% increase compared to 2,363 heavy-duty trucks in the second quarter of 2011.  This increase was primarily driven by strong activity in the energy sector and replacement truck deliveries to larger fleets. According to A.C.T. Research, the U.S. Class 8 truck market increased 31.0% in the second quarter of 2012 compared to the second quarter of 2011. The Company’s share of the U.S. Class 8 truck sales market was approximately 5.2% in 2011.  The Company expects its market share to range between 5.2% and 5.4% of U.S. Class 8 truck sales in 2012.  This would result in the sale of approximately 9,400 to 10,000 of Class 8 trucks in 2012 based on the Company’s estimate that U.S. retail sales will range from 180,000 to 185,000 units.  The Company’s ability to sell this many trucks may be limited by manufacturer and component suppliers’ ability to maintain or increase production over current levels to meet customer demand.

The Company sold 2,141 medium-duty commercial vehicles, including 141 buses, in the second quarter of 2012, a 41.4% increase compared to 1,514 medium-duty commercial vehicles, including 398 buses, in 2011.  This increase is primarily the result of increased new truck sales to medium-duty fleets across the country along with strong performance by the Company’s Ford franchises.  A.C.T. Research estimates that unit sales of Class 4 through 7 commercial vehicles in the U.S. increased approximately 11.0% in the second quarter of 2012, compared to the second quarter of 2011.  In 2011, the Company achieved a 3.8% share of the Class 4 through 7 commercial vehicle sales market in the U.S.  As a result of acquisitions that occurred during 2011, the Company expects its market share to range between 4.2% and 4.6% of U.S. Class 4 through 7 commercial vehicle sales in 2012.  This market share percentage would result in the sale of approximately 6,700 to 7,300 of Class 4 through 7 commercial vehicles in 2012 based on A.C.T. Research’s current U.S. retail sales estimates of 158,000 units.

The Company sold 343 light-duty vehicles in the second quarter of 2012, a 9.2% increase compared to 314 light-duty vehicles in the second quarter of 2011.  This increase is primarily due to acquisitions that occurred in 2011. The Company expects to sell 1,200 light-duty vehicles in 2012.

The Company sold 1,242 used commercial vehicles in the second quarter of 2012, a 7.4% increase compared to 1,156 used commercial vehicles in the second quarter of 2011.  The Company expects to sell approximately 4,700 to 5,200 used commercial vehicles in 2012.  The volume of used commercial vehicle sales will be largely dependent upon our ability to acquire quality used commercial vehicles and maintain an adequate used commercial vehicle inventory throughout 2012.

Truck lease and rental revenues increased $2.9 million, or 14.0%, in the second quarter of 2012 compared to the second quarter of 2011.  The increase in lease and rental revenue is primarily due to the increased number of units put into service in the lease and rental fleet during 2011 and 2012.  The Company expects lease and rental revenue to increase 20% to 25% during 2012, compared to 2011 based on the increase of units in the lease and rental fleet.

Finance and insurance revenues increased $0.8 million, or 30.4%, in the second quarter of 2012 compared to the second quarter of 2011.  The increase in finance and insurance revenue is primarily a result of the increase in new and used commercial vehicle sales.  The Company expects finance and insurance revenue to fluctuate proportionately with the Company’s new and used commercial vehicle sales in 2012.  Finance and insurance revenues have limited direct costs and, therefore, contribute a disproportionate share of the Company’s operating profits.

Gross Profit

Gross profit increased $24.1 million, or 22.9%, in the second quarter of 2012, compared to the second quarter of 2011.  Gross profit as a percentage of sales decreased to 15.5% in the second quarter of 2012 from 15.9% in the second quarter of 2011.  This decrease in gross profit as a percentage of sales is a result of a change in our product sales mix.  Commercial vehicle sales, a lower margin revenue item, increased as a percentage of total revenue to 71.6% in 2012, from 70.5% in 2011.  Parts and service revenue, a higher margin revenue item, decreased as a percentage of total revenue to 24.9% in 2012, from 25.7% in 2011.

Gross margins from the Company’s parts, service and body shop operations decreased to 38.7% in the second quarter of 2012, from 39.3% in the second quarter of 2011.  Gross profit for the parts, service and body shop departments increased to $80.7 million in the second quarter of 2012 from $66.9 million in the second quarter of 2011.  The Company expects gross margins on parts, service and body shop operations to range from approximately 38.0% to 41.0% in 2012.

Gross margins on Class 8 truck sales remained constant at 6.7% in the second quarter of 2012 and the second quarter of 2011.  In 2012, the Company expects overall gross margins from Class 8 truck sales of approximately 6.5% to 7.5%.

Gross margins on medium-duty commercial vehicle sales decreased to 4.2% in the second quarter of 2012, from 4.3% in the second quarter of 2011.  Gross margins on medium-duty commercial vehicles are difficult to forecast accurately because gross margins vary significantly depending upon the mix of fleet and non-fleet purchasers and types of medium-duty commercial vehicles sold.  For 2012, the Company expects overall gross margins from medium-duty commercial vehicle sales of approximately 4.5% to 5.5%, but this will largely depend upon general economic conditions and the mix of purchasers and types of vehicles sold.

Gross margins on used commercial vehicle sales decreased to 8.3% in the second quarter of 2012, from 10.2% in the second quarter of 2011.  The decrease in the margin is primarily due to a larger percentage of wholesale transactions in the second quarter of 2012.  In 2012, the Company expects margins on used commercial vehicles to remain between 8.0% and 10.0% depending upon general economic conditions and the availability of quality used vehicles.

Gross margins from truck lease and rental sales decreased to 16.5% in the second quarter of 2012, from 18.0% in the second quarter of 2011.  The decrease in gross profit is primarily attributable to the significant number of units placed into service during the first quarter of 2012.  Growth in the lease and rental fleet can negatively affect margins as the Company experiences a full month of expense on new units going into service while a full month of revenue is not secured.  The Company expects gross margins from lease and rental sales of approximately 14.5% to 16.5% during 2012, as it expects to continue to grow its lease and rental fleet.  The Company’s policy is to depreciate its lease and rental fleet using a straight line method over the customer’s contractual lease term.  The lease unit is depreciated to a residual value that approximates fair value at the expiration of the lease term.  This policy results in the Company realizing reasonable gross margins while the unit is in service and a corresponding gain or loss on sale when the unit is sold at the end of the lease term.

Finance and insurance revenues and other income, as described above, have limited direct costs and, therefore, contribute a disproportionate share of gross profit.

Selling, General and Administrative Expenses

Selling, General and Administrative (“SG&A”) expenses increased $12.0 million, or 15.1%, in the second quarter of 2012, compared to the second quarter of 2011.  SG&A expenses as a percentage of total revenue decreased to 11.0% in the second quarter of 2012, from 12.0% in the second quarter of 2011.  SG&A expenses as a percentage of total revenue have historically ranged from 10.0% to 15.0%.  In general, when new and used commercial vehicle revenue decreases as a percentage of total revenue, SG&A expenses as a percentage of total revenue will be at, or exceed, the higher end of this range.  For 2012, the Company expects SG&A expenses as a percentage of total revenue to range from 11.0% to 13.0% and the selling portion of SG&A expenses to be approximately 25% to 30% of new and used commercial vehicle gross profit.  In 2012, the Company expects the general and administrative portion of SG&A expenses to increase by approximately 13.0% to 17.0% compared to 2011 due to an expected increase in personnel costs related to increased parts and service business, the full year effect of acquisitions made in 2011, and the reinstatement of certain employee benefits.  The Company will incur ongoing additional costs of approximately $0.3 million to $0.4 million per month related to implementation of SAP software, which includes monthly maintenance fees and training expenses.  The SAP software was placed into service in August 2011.

Depreciation and Amortization Expense

Depreciation and amortization expense increased $1.5 million, or 33.3%, in the second quarter of 2012 compared to 2011.  Approximately $0.7 million of the increase was amortization expense related to the SAP software development which began in August 2011.  The remainder was due to acquisitions and store expansions.

Interest Expense, Net

Net interest expense increased $1.8 million, or 113.1%, in the second quarter of 2012 compared to the second quarter of 2011.  The increase in net interest expense is primarily due to increased truck inventory levels.  In January 2012, the Company’s floor plan agreement with GE Capital was amended to decrease interest rates related to floor plan notes payable.  Net interest expense in 2012 will depend on inventory levels and cash available for prepayment of floor plan financing.  Interest expense will increase by approximately $0.1 million per month, through July of 2012, because the Company discontinued the capitalization of interest on the costs related to the SAP software implementation when the software was placed in service in August 2011.

Income before Income Taxes

As a result of the factors described above, income before income taxes increased $8.4 million, or 41.5%, in the second quarter of 2012 compared to the second quarter of 2011.  The Company believes that income before income taxes will increase in 2012 compared to 2011 because of the factors described above.

Income Taxes

Income taxes increased $3.5 million, or 45.2%, in the second quarter of 2012, compared to the second quarter of 2011.  The Company provided for taxes at a 39.0% effective rate in the second quarter of 2012 compared to an effective rate of 38.0% in the second quarter of 2011.  The Company expects its effective tax rate to be approximately 37.0% to 39.0% of pretax income in 2012.

Six Months Ended June 30, 2012, Compared to Six Months Ended June 30, 2011

Unless otherwise stated below, the Company’s variance explanations and future expectations with regard to the items discussed in this section are set forth in the discussion of the “Three Months Ended June 30, 2012, Compared to Three Months Ended June 30, 2011.”

Revenues increased $505.1 million, or 45.6%, in the first six months of 2012, compared to the first six months of 2011.  Sales of new and used trucks increased $406.0 million, or 54.6%, in the first six months of 2012, compared to the first six months of 2011.

 Parts and service sales increased $89.0 million, or 28.2%, in the first six months of 2012, compared to the first six months of 2011.

The Company sold 5,551 heavy-duty trucks in the first six months of 2012, a 49.7% increase compared to 3,708 heavy-duty trucks in the first six months of 2011.  According to A.C.T. Research, retail sales in the U.S. Class 8 truck market increased 38.0% in the first six months of 2012, compared to the first six months of 2011.

The Company sold 3,675 medium-duty commercial vehicles, including 255 buses in the first six months of 2012.  This represented a 57.7% increase compared to 2,331 medium-duty commercial vehicles, including 507 buses in the first six months of 2011.  A.C.T. Research estimates that unit sales of Class 4 through 7 commercial vehicles in the U.S increased approximately 15.0% in the first six months of 2012, compared to the first six months of 2011.

The Company sold 2,494 used commercial vehicles in the first six months of 2012, a 10.2% increase compared to 2,263 used commercial vehicles in the first six months of 2011.

Truck lease and rental revenues increased $7.4 million, or 18.6%, in the first six months of 2012, compared to the first six months of 2011.

Finance and insurance revenues increased $2.0 million, or 42.5%, in the first six months of 2012, compared to the first six months of 2011.

Gross Profit

Gross profit increased $70.0 million, or 37.3%, in the first six months of 2012, compared to the first six months of 2011.  Gross profit as a percentage of sales decreased to 16.0% in the first six months of 2012 from 17.0% in the first six months of 2011.

Gross margins from the Company’s parts, service and body shop operations increased to 39.3% in the first six months of 2012, from 39.2% in the first six months of 2011.  Gross profit for the parts, service and body shop departments was $159.1 million in the first six months of 2012, compared to $123.8 million in the first six months of 2011.

Gross margins on Class 8 truck sales increased to 7.1% in the first six months of 2012, from 6.6% in the first six months of 2011.

Gross margins on medium-duty commercial vehicle sales remained constant at 4.5% in the first six months of 2012 and the first six months of 2011.

Gross margins on used commercial vehicle sales decreased to 9.2% in the first six months of 2012, from 10.1% in the first six months of 2011.

Gross margins from truck lease and rental sales decreased to 15.6% in the first six months of 2012, from approximately 16.7% in the first six months of 2011.

Finance and insurance revenues and other income, as described above, has limited direct costs and, therefore, contributes a disproportionate share of gross profit.

Selling, General and Administrative Expenses

SG&A expenses increased $39.7 million, or 27.4%, in the first six months of 2012, compared to the first six months of 2011.  SG&A expenses as a percentage of sales was 11.4% in the first six months of 2012 and 13.1% in the first six months of 2011.

Depreciation and Amortization Expense

Depreciation and amortization expense increased $3.2 million, or 36.9%, in the first six months of 2012 compared to 2011.

Interest Expense, Net

Net interest expense increased $3.9 million, or 139.7%, in the first six months of 2012, compared to the first six months of 2011.

Income before Income Taxes

Income before income taxes increased $22.8 million, or 71.8%, in the first six months of 2012, compared to the first six months of 2011.

Provision for Income Taxes

Income taxes increased $9.3 million, or 77.2%, in the first six months of 2012, compared to the first six months of 2011.  The Company provided for taxes at a 39.0% rate in the first six months of 2012, compared to a rate of 38.0% in the first six months of 2011.

Liquidity and Capital Resources

The Company’s short-term cash requirements are primarily for working capital, inventory financing, the improvement and expansion of existing facilities and the construction or purchase of new facilities.  Historically, these cash requirements have been met through the retention of profits, borrowings under our floor plan arrangements and bank financings.  As of June 30, 2012, the Company had working capital of approximately $220.9 million, including $169.0 million in cash available to fund our operations.  The Company believes that these funds are sufficient to meet any operating requirements for at least the next twelve months.

Available cash is generally invested in variable interest rate instruments in accordance with the Company’s investment policy, which is to invest excess funds in a manner that will provide maximum preservation and safety of principal.  The portfolio is maintained to meet anticipated liquidity needs of the Company in order to ensure the availability of cash to meet the Company’s obligations and to minimize potential liquidation losses.  As of June 30, 2012, the majority of excess cash is maintained in a depository account or invested in a money market fund that invests exclusively in U.S. Treasury bills, notes and other obligations issued or guaranteed by the U.S. Treasury, and repurchase agreements collateralized by such obligations.

The Company has a secured line of credit that provides for a maximum borrowing of $10.0 million.  There were no advances outstanding under this secured line of credit at June 30, 2012, however, $7.7 million was pledged to secure various letters of credit related to self-insurance products, leaving $2.3 million available for future borrowings as of June 30, 2012.

The Company’s long-term real estate debt agreements require the Company to satisfy various financial ratios such as the debt to worth ratio, leverage ratio and the fixed charge coverage ratio and certain requirements for tangible net worth and GAAP net worth.  As of June 30, 2012, the Company was in compliance with all debt covenants related to debt secured by real estate and its floor plan credit agreement.  The Company does not anticipate any breach of the covenants in the foreseeable future.

The Company expects to purchase or lease trucks worth approximately $115.0 million for its leasing operations in 2012, depending on customer demand, all of which will be financed.  The Company also expects to make capital expenditures for recurring items such as computers, shop tools and equipment and vehicles of approximately $12.0 million to $18.0 million during 2012.

The Company is currently under contract to construct a dealership facility in Ardmore, Oklahoma at an estimated cost of $4.9 million.  The construction project is estimated to continue through the first quarter of 2013.

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

The Company has no other material commitments for capital expenditures as of June 30, 2012, except that the Company will continue to purchase vehicles for its lease and rental division and authorize capital expenditures for improvement and expansion of its existing dealership facilities and construction or purchase of new facilities based on market opportunities.

Cash Flows

Cash and cash equivalents decreased by $38.8 million during the six months ended June 30, 2012 and decreased by $22.7 million during the six months ended June 30, 2011.  The major components of these changes are discussed below.

Cash Flows from Operating Activities

Cash flows from operating activities include net income adjusted for non-cash items and the effects of changes in working capital.  During the first six months of 2012, operating activities resulted in net cash used in operations of $67.2 million.  Cash used in operating activities was primarily impacted by the increase in inventories and the decrease in accrued expenses which was offset by the increase in accounts payable and draws on floor plan notes payable - trade.

During the first six months of 2011, operating activities resulted in net cash used in operations of $36.0 million.

In June 2012, the Company entered into a wholesale financing agreement with Ford Motor Credit Company that provides for the financing of, and is collateralized by, the Company’s Ford new vehicle inventory.  This wholesale financing agreement bears interest at a rate of Prime plus 150 basis points minus certain incentives and rebates; however, the prime rate is defined to be a minimum of 3.75%.  As of June 30, 2012, the interest rate on the wholesale financing agreement was 5.25% before considering the applicable incentives. As of June 30, 2012, the Company had an outstanding balance of $36.1 million under the Ford Motor Credit Company wholesale financing agreement.

Cash Flows from Investing Activities

Cash flows used in investing activities consist primarily of cash used for capital expenditures and business acquisitions.  During the first six months of 2012, cash used in investing activities was $78.2 million.  Capital expenditures consisted of purchases of property and equipment and improvements to our existing dealership facilities of $78.5 million.  Property and equipment purchases during the first six months of 2012 consisted of $69.9 million for additional units for rental and leasing operations, which will be directly offset by borrowings of long-term debt.  The Company expects to purchase or lease trucks worth approximately $115.0 million for its leasing operations in 2012, depending on customer demand, all of which will be financed.  During 2012, the Company expects to make capital expenditures for recurring items such as computers, shop equipment and vehicles of approximately $12.0 to $18.0 million.

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

Cash Flows from Financing Activities

Cash flows from financing activities include borrowings and repayments of long-term debt and net proceeds of floor plan notes payable – non-trade.  Cash provided by financing activities was $106.6 million during the first six months of 2012. The Company had borrowings of long-term debt of $63.9 million and repayments of long-term debt and capital lease obligations of $40.6 million during the first six months of 2012.  The Company had net draws on floor plan notes payable – non-trade of $77.9 million during the first six months of 2012.  The borrowings of long-term debt were primarily related to units for the rental and leasing operations.

Cash provided by financing activities was $123.2 million during the first six months of 2011. The Company had borrowings of long-term debt of $45.9 million and repayments of long-term debt and capital lease obligations of $40.8 million during the first six months of 2011.  The Company had net draws on floor plan notes payable – non-trade of $114.7 million during the first six months of 2011.  The borrowings of long-term debt were primarily related to units for the rental and leasing operations.

Substantially all of the Company’s commercial vehicle purchases are made on terms requiring payment within 15 days or less from the date the commercial vehicles are invoiced from the factory.  On January 31, 2012, the Company entered into an amended and restated $600.0 million credit agreement with GE Capital.  The interest rate under the amended credit agreement is LIBOR plus 2.23% on inventory loans up to $500.0 million and LIBOR plus 2.95% on inventory loans exceeding $500.0 million. The amended credit agreement allows the Company to prepay inventory loans, provided that the prepayment does not exceed the sum of 38% of the aggregate inventory loans made up to $500.0 million plus 100% of the inventory loans above $500.0 million.  GE Capital may terminate this credit agreement without cause upon 120 days notice.  The Company makes monthly interest payments to GE Capital on the amount financed, but is not required to commence loan principal repayments on any vehicle until such vehicle had been financed for 12 months or was sold.  On June 30, 2012, the Company had approximately $583.8 million outstanding under its credit agreement with GE Capital.

Navistar Financial Corporation and Peterbilt offer wholesale new vehicle inventory financing programs that provide an interest free financing period, which varies depending on the commercial vehicle purchased.  If the commercial vehicle financed is not sold within the interest free finance period, the Company transfers the financed commercial vehicle to the GE Capital credit agreement.

Backlog

On June 30, 2012, the Company’s backlog of commercial vehicle orders was approximately $753.2 million compared to a backlog of commercial vehicle orders of approximately $705.7 million on June 30, 2011. The Company includes only confirmed orders in its backlog.  The delivery time for a custom-ordered commercial vehicle varies depending on the truck specifications and demand for the particular model ordered, however, the Company expects to fill the majority of its backlog orders during 2012.  The Company sells the majority of its new commercial vehicles by customer special order, with the remainder sold out of inventory.  Orders from a number of the Company’s major fleet customers are included in the Company’s backlog as of June 30, 2012.

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

Cyclicality

The Company’s business is dependent on a number of factors relating to general economic conditions, including fuel prices, interest rate fluctuations, credit availability, economic recessions, environmental and other government regulations and customer business cycles. Unit sales of new commercial vehicles have historically been subject to substantial cyclical variation based on these general economic conditions. For example, according to data published by A.C.T. Research, in recent years total U.S. retail sales of new Class 8 trucks have ranged from a low of approximately 97,000 in 2009 to a high of approximately 291,000 in 2006.  Through geographic expansion, concentration on higher margin parts and service operations and diversification of its customer base, the Company believes it has reduced the negative impact on the Company’s earnings of adverse general economic conditions or cyclical trends affecting the heavy-duty truck industry.

Off-Balance Sheet Arrangements

Other than operating leases, the Company does not have any obligation under any transaction, agreement or other contractual arrangement to which an entity unconsolidated with the Company is a party, that has or is reasonably likely to have a material effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

The Company is exposed to some market risk through interest rates related to our floor plan financing agreements, variable rate real estate debt and discount rates related to finance sales.  The majority of floor plan debt and variable rate real estate debt is based on LIBOR.  As of June 30, 2012, the Company had floor plan borrowings and variable interest rate real estate debt of approximately $691.8 million.  Assuming an increase or decrease in LIBOR of 100 basis points, annual interest expense could correspondingly increase or decrease by approximately $6.9 million.

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

The Company is exposed to some market risk through interest rate swaps on some of the Company’s variable interest rate real estate debt.  As of June 30, 2012, the Company had interest rate swaps with a total notional amount of $43.6 million.  The swaps were designed to provide a hedge against changes in interest rates on some of the Company’s variable interest rate real estate debt.  The swaps are collateralized by the underlying real estate.  These interest rate swaps qualify for cash flow hedge accounting treatment and are considered effective.  For additional information about the effect of the Company’s derivative instruments on the accompanying consolidated financial statements, see Note 6 – Financial Instruments and Fair Value of the Notes to Consolidated Financial Statements.

The Company is also exposed to some market risk through interest rates related to the investment of our current cash and cash equivalents which totaled $169.0 million on June 30, 2012.  These funds are generally invested in variable interest rate instruments in accordance with the Company’s investment policy.  As such instruments mature and the funds are reinvested, we are exposed to changes in market interest rates. This risk is mitigated by management’s ongoing evaluation of the best investment rates available for current and noncurrent high quality investments. If market interest rates were to increase or decrease immediately and uniformly by 100 basis points, the Company’s annual interest income could correspondingly increase or decrease by approximately $1.7 million.

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

As of June 30, 2012, the Company holds auction rate securities, with underlying tax-exempt municipal bonds that mature in 2030, that have a fair value of $6.6 million.  Given the current market conditions in the auction rate securities market, if the Company determines that the fair value of these securities temporarily decreases by an additional 10%, the Company’s equity could correspondingly decrease by approximately $0.7 million.  If it is determined that the fair value of these securities is other-than-temporarily impaired by 10%, the Company could record a loss on its Consolidated Statements of Operations of approximately $0.7 million.  For further discussion of the risks related to our auction rate securities, see Note 6 – Financial Instruments and Fair Value of the Notes to Consolidated Financial Statements.

ITEM 4. Controls and Procedures.

The Company, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2012 to ensure that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) is accumulated and communicated to Company management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in the Company’s internal control over financial reporting that occurred during the three months ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The Company did not make any unregistered sales of equity securities during the second quarter of 2012.

The Company did not repurchase any shares of its Class A Common Stock or Class B Common Stock during the second quarter of 2012.

ITEM 3.  Defaults Upon Senior Securities.

Not Applicable

ITEM 4.  Mine Safety Disclosures.

Not Applicable

ITEM 5.  Other Information.

Not Applicable

ITEM 6.  Exhibits

Exhibit Number	Exhibit Title
3.1
Restated Articles of Incorporation of Rush Enterprises, Inc. (incorporated herein by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q (File No. 000-20797) for the quarter ended June 30, 2008).

3.2
Rush Enterprises, Inc. Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q (File No. 000-20797) filed for the quarter ended June 30, 2009).

10.1*	Form of Rush Enterprises, Inc. 2006 Non-Employee Director Stock Plan Restricted Stock Unit Award Agreement.

31.1*	Certification of CEO pursuant to Rules 13a-14(a) and 15d-14(a) adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of CFO pursuant to Rules 13a-14(a) and 15d-14(a) adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of CEO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of CFO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101***
The following materials from Rush Enterprises, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011; (ii) Consolidated Statements of Income for the three and six months ended June 30, 2012 and 2011; (iii) Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011; and (iv) Notes to Consolidated Financial Statements.

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

RUSH ENTERPRISES, INC.

Date: August 9, 2012	By:	/S/ W.M. “RUSTY” RUSH
W.M. “Rusty” Rush President and Chief Executive Officer (Principal Executive Officer)

	By:	/S/ STEVEN L. KELLER
Date: August 9, 2012		Steven L. Keller Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Title
3.1
Restated Articles of Incorporation of Rush Enterprises, Inc. (incorporated herein by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q (File No. 000-20797) for the quarter ended June 30, 2008).

3.2
Rush Enterprises, Inc. Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q (File No. 000-20797) filed for the quarter ended June 30, 2009).

10.1*	Form of Rush Enterprises, Inc. 2006 Non-Employee Director Stock Plan Restricted Stock Unit Award Agreement.

31.1*	Certification of CEO pursuant to Rules 13a-14(a) and 15d-14(a) adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of CFO pursuant to Rules 13a-14(a) and 15d-14(a) adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of CEO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of CFO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101***
The following materials from Rush Enterprises, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011; (ii) Consolidated Statements of Income for the three and six months ended June 30, 2012 and 2011; (iii) Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011; and (iv) Notes to Consolidated Financial Statements.

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