Form 10-Q
period 2012-09-30
RUSH ENTERPRISES INC \TX\
filed 2012-11-09
CIK 1012019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

(X)     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Yes [ ]                   No [X]

Indicated below is the number of shares outstanding of each of the issuer's classes of common stock, as of November 2, 2012.

Number of
Shares
Title of Class	Outstanding
Class A Common Stock, $.01 Par Value	27,933,473
Class B Common Stock, $.01 Par Value	10,792,223

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2012 AND DECEMBER 31, 2011

(In Thousands, Except Shares)

	September 30,	December 31,
	2012	2011
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$230,303	$207,775
Accounts receivable, net	92,141	98,160
Inventories, net	715,868	649,626
Prepaid expenses and other	4,159	12,158
Deferred income taxes, net	12,253	12,286
Total current assets	1,054,724	980,005
Investments	6,628	6,628
Property and equipment, net	572,203	499,667
Goodwill, net	180,918	182,612
Other assets, net	48,455	48,789
Total assets	$1,862,928	$1,717,701

Liabilities and shareholders' equity
Current liabilities:
Floor plan notes payable	$575,211	$520,693
Current maturities of long-term debt	70,817	63,465
Current maturities of capital lease obligations	10,706	10,056
Trade accounts payable	65,957	62,299
Accrued expenses	91,863	134,278
Total current liabilities	814,554	790,791
Long-term debt, net of current maturities	304,989	264,822
Capital lease obligations, net of current maturities	37,294	35,498
Other long-term liabilities	2,142	2,233
Deferred income taxes, net	112,468	93,123
Shareholders' equity:
Preferred stock, par value $.01 per share; 1,000,000 shares authorized; 0 shares outstanding in 2012 and 2011	–	–
Common stock, par value $.01 per share; 60,000,000 class A shares and 20,000,000 class B shares authorized; 27,930,139 class A shares and 10,792,223 class B shares outstanding in 2012; and 27,406,424 class A shares and 10,776,697 class B shares outstanding in 2011	404	398
Additional paid-in capital	220,519	208,569
Treasury stock, at cost: 1,639,843 class B shares	(17,948)	(17,948)
Retained earnings	390,401	342,164
Accumulated other comprehensive loss, net of tax	(1,895)	(1,949)
Total shareholders' equity	591,481	531,234
Total liabilities and shareholders' equity	$1,862,928	$1,717,701

The accompanying notes are an integral part of these consolidated financial statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(In Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Revenues:
New and used truck sales	$502,595	$487,324	$1,652,743	$1,231,439
Parts and service	210,749	182,585	615,685	498,532
Lease and rental	26,188	21,436	73,097	60,984
Finance and insurance	3,444	2,902	10,158	7,614
Other	2,157	2,198	6,623	5,962
Total revenue	745,133	696,445	2,358,306	1,804,531

Cost of products sold:
New and used truck sales	469,302	452,919	1,539,126	1,147,987
Parts and service	128,901	111,849	374,774	304,014
Lease and rental	21,759	17,889	61,339	50,842
Total cost of products sold	619,962	582,657	1,975,239	1,502,843

Gross profit	125,171	113,788	383,067	301,688
Selling, general and administrative	91,270	79,714	275,968	224,715
Depreciation and amortization	6,323	5,771	18,262	14,492
Gain on sale of assets	49	25	136	457

Operating income	27,627	28,328	88,973	62,938
Interest expense, net	3,383	1,894	10,094	4,694

Income from before taxes	24,244	26,434	78,879	58,244
Provision for income taxes	9,335	10,389	30,642	22,414
Net income	$14,909	16,045	$48,237	35,830

Earnings per common share:
Basic	$.38	$.42	$1.25	$.95
Diluted	$.38	$.41	$1.22	$.92

Weighted average shares outstanding:
Basic	38,740	37,932	38,602	37,796
Diluted	39,602	38,959	39,633	38,955

Comprehensive income	$14,958	$15,449	$48,291	$34,154

The accompanying notes are an integral part of these consolidated financial statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Nine Months Ended
	September 30,

	2012	2011

Cash flows from operating activities:
Net income	$48,237	$35,830
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	53,196	41,220
Gain on sale of property and equipment	(136)	(457)
Stock-based compensation expense related to stock options and employee stock purchases	6,045	4,756
Provision (benefit) for deferred income tax expense	19,341	16,560
Excess tax benefits from stock-based compensation	(1,433)	(1,244)
Change in accounts receivable, net	6,019	(29,536)
Change in inventories	(49,735)	(161,532)
Change in prepaid expenses and other, net	7,999	8,813
Change in trade accounts payable	3,658	16,513
Draws on floor plan notes payable – trade, net	36,790	–
Change in accrued expenses	(40,982)	18,580
Net cash provided by(used in) by operating activities	88,999	(50,497)

Cash flows from investing activities:
Acquisition of property and equipment	(130,057)	(100,382)
Proceeds from the sale of property and equipment	1,156	10,526
Business acquisitions	(36)	(60,038)
Change in other assets	(729)	(82)
Net cash (used in) investing activities	(129,666)	(149,976)

Cash flows from financing activities:
Draws on floor plan notes payable – non-trade, net	17,728	186,347
Proceeds from long-term debt	102,731	86,662
Principal payments on long-term debt	(55,212)	(52,214)
Principal payments on capital lease obligations	(7,963)	(10,166)
Debt issuance costs	–	(96)
Excess tax benefits from stock-based compensation	1,433	1,244
Proceeds from issuance of shares relating to employee stock options and employee stock purchases	4,478	2,965
Net cash provided by financing activities	63,195	214,742

Net increase in cash and cash equivalents	22,528	14,269
Cash and cash equivalents, beginning of period	207,775	168,976
Cash and cash equivalents, end of period	$230,303	$183,245

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$17,553	$10,573
Income taxes, net of refunds	$3,271	$(2,709)
Noncash investing activities:
Assets acquired under capital leases	$10,409	$11,342

The accompanying notes are an integral part of these consolidated financial statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1 – Principles of Consolidation and Basis of Presentation

The interim consolidated financial statements included herein have been prepared by Rush Enterprises, Inc. and its subsidiaries (collectively referred to as the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). All adjustments have been made to the accompanying interim consolidated financial statements, which, in the opinion of the Company's management, are necessary for a fair presentation of the Company's operating results. All adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is recommended that these interim consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2011. Results of operations for interim periods are not necessarily indicative of results that may be expected for any other interim periods or the full fiscal year.

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

The total capitalized costs of the SAP enterprise software and SAP dealership management system of $41.0 million, including capitalized interest, are recorded on the Consolidated Balance Sheet in Other Assets, net of accumulated amortization of $3.3 million. Amortization expense of $0.7 million is included in depreciation and amortization expense for the three months ended September 30, 2012, and $2.2 million for the nine months ended September 30, 2012. The SAP software will be amortized over a period of 15 years resulting in amortization expense of approximately $2.9 million per year. Additional enhancements to the SAP software will be capitalized and amortized over the remaining life of the asset.

Other Assets on the Consolidated Balance Sheet include manufacturer franchise rights of $4.5 million at September 30, 2012, and $2.8 million at December 31, 2011.

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

The fair market value of the Company's manufacturer franchise rights, which are included in Other Assets on the accompanying consolidated balance sheets, is determined at the acquisition date through discounting the projected cash flows specific to each franchise. The Company has determined that manufacturer franchise rights have an indefinite life as there are no economic or other factors that limit their useful lives, and they are expected to generate cash flows indefinitely due to the historically long lives of the manufacturers' brand names. Furthermore, to the extent that any agreements evidencing manufacturer franchise rights would expire, the Company expects that it would be able to renew those agreements in the ordinary course of business. Due to the fact that manufacturer franchise rights are specific to geographic region, the Company has determined that the geographic region is the appropriate level for purposes of testing franchise rights for impairment. The Company does not amortize franchise rights, but tests for impairment annually in the fourth quarter, or when indications of potential impairment exist.

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

No impairment write down of the Company's goodwill was required in the fourth quarter of 2011. However, the Company cannot predict the occurrence of certain events that might adversely affect the reported value of goodwill or manufacturer franchise rights in the future.

The following table sets forth the change in the carrying amount of goodwill for the Company for the period ended September 30, 2012:

Balance January 1, 2012	$182,612
Adjustment to acquisition of Peck Road Ford	36
Adjustment for franchise rights related to West Texas Peterbilt acquisition	(1,730)
Balance September 30, 2012	$180,918

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

4 – Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Numerator:
Numerator for basic and diluted earnings per share – Net income available to common shareholders	$14,909,000	$16,045,000	$48,237,000	$35,830,000

Denominator–
Denominator for basic earnings per share – weighted average shares outstanding	38,740,275	37,932,300	38,602,099	37,796,072
Effect of dilutive securities– Employee and director stock options and restricted share awards	861,913	1,026,598	1,030,779	1,159,396
Denominator for diluted earnings per share – adjusted weighted average shares outstanding and assumed conversions	39,602,188	38,958,898	39,632,878	38,955,468

Basic earnings per common share	$.38	$.42	$1.25	$.95

Diluted earnings per common share and common share equivalents	$.38	$.41	$1.22	$.92

Options to purchase shares of common stock that were outstanding for the three months and nine months ended September 30, 2012 and 2011 that were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive are as follows:

	Three Months Ended September 30,		Nine months Ended September 30,
	2012	2011	2012	2011
Anti-dilutive options	1,367,044	684,645	1,126,795	536,100

5 – Stock Options and Restricted Stock Awards

Valuation and Expense Information

The Company accounts for stock-based compensation in accordance with Accounting Standards Codification (“ASC”) 718-10, “Compensation – Stock Compensation,” which requires the measurement and recognition of compensation expense for all share-based payment awards made to the Company's employees and directors including employee stock options, restricted share awards and employee stock purchases related to the Employee Stock Purchase Plan based on estimated fair values. Stock-based compensation expense, calculated using the Black-Scholes option-pricing model and included in selling, general and administrative expense, was $1.2 million for the three months ended September 30, 2012, and $0.9 million for the three months ended September 30, 2011. Stock-based compensation expense, included in selling, general and administrative expense, for the nine months ended September 30, 2012, was $6.0 million and for the nine months ended September 30, 2011, was $4.8 million. As of September 30, 2012, there was $11.5 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements to be recognized over a weighted-average period of 2.2 years.

6 – Financial Instruments and Fair Value

Certain methods and assumptions were used by the Company in estimating the fair value of financial instruments at September 30, 2012. The carrying value of current assets and current liabilities approximates the fair value due to the short maturity of these items.

The fair value of the Company's long-term debt is based on secondary market indicators and is categorized in Level 2 of the fair value hierarchy. Since the Company's debt is not quoted, estimates are based on each obligation's characteristics, including remaining maturities, interest rate, credit rating, collateral, amortization schedule and liquidity. The carrying amount approximates fair value.

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

If investments are deemed to be impaired, the Company determines whether the impairment is temporary or other than temporary. If the impairment is deemed to be temporary, the Company records an unrealized loss in other comprehensive income. If the impairment is deemed other than temporary, the Company records the impairment in the Company's consolidated statement of operations.

As of September 30, 2012, the Company held auction rate securities with underlying tax-exempt municipal bonds that mature in 2030 that have a fair value of $6.6 million and a cost basis of $7.6 million. These bonds have credit wrap insurance and a credit rating of Aa3 by a major credit rating agency.

The Company valued the auction rate securities at September 30, 2012 using a discounted cash flow model based on the characteristics of the individual securities, which the Company believes yields the best estimate of fair value. The first step in the valuation included a credit analysis of the security which considered various factors including the credit quality of the issuer, the instrument's position within the capital structure of the issuing authority, and the composition of the authority's assets including the effect of insurance and/or government guarantees. Next, the future cash flows of the instruments were projected based on certain assumptions regarding the auction rate market significant to the valuation including the auction rate market will remain illiquid and auctions will continue to fail causing the interest rate to be the maximum applicable rate. This assumption resulted in discounted cash flow analysis being performed through 2019, the point at which the Company estimates the securities will be redeemed by the municipality. The projected cash flows were then discounted using the applicable yield curve plus a 225 basis point liquidity premium added to the applicable discount rate.

The Company recorded a pre-tax impairment charge of $1.0 million on these investments in 2011. The Company believes that the impairment is temporary and has recognized the impairment in accumulated other comprehensive loss.

The table below presents disclosures about the auction rate securities measured at fair value on a recurring basis in the Company's financial statements as of September 30, 2012 and December 31, 2011 (in thousands):

	At September 30, 2012
		Fair Value Estimated Using
	Cost Basis Amount	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Investment in auction rate securities	$7,575	−	−	$6,628

	At December 31, 2011
		Fair Value Estimated Using
	Cost Basis Amount	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Investment in auction rate securities	$7,575	−	−	$6,628

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

At September 30, 2012, the Company had an aggregate $42.6 million notional amount of interest rate swap contracts, which have been designated as cash flow hedges, to pay fixed rates of interest and receive a floating interest rate based on LIBOR. The fixed interest rates specified in the interest rate swap contracts became effective on or about January 1, 2012. The Company's interest rate swaps qualify for cash flow hedge accounting treatment.  Unrealized gains or losses are recorded in accumulated other comprehensive income. Realized gains and losses will be recognized in interest expense, if they occur. Amounts to be received or paid under the contracts will be recognized as interest expense over the life of the contracts. There was no ineffectiveness for these swaps during the quarters ended September 30, 2011 and September 30, 2012.

The fair value of cash flow hedges is calculated as the present value of expected future cash flows, determined on the basis of forward interest rates and present value factors. As such, the carrying amounts for these swaps are designated to be Level 2 fair values and totaled $2.1 million as of September 30, 2012. The carrying value of these swaps is included in Other Long-Term Liabilities on the accompanying Consolidated Balance Sheet as of September 30, 2012.

As of September 30, 2012, the Company was party to derivative financial instruments as described in the following table (in thousands):

Agreement	Notional Amount	Fixed Interest Rate	Underlying Rate	Expiration Date	Fair Value
Interest Rate Swap	$ 2,074	5.075%	3 month LIBOR	July 1, 2015	$ (100)
Interest Rate Swap	4,284	5.075%	3 month LIBOR	July 1, 2015	(205)
Interest Rate Swap	7,444	5.39%	1 month LIBOR	December 31, 2014	(326)
Interest Rate Swap	1,439	5.39%	1 month LIBOR	December 31, 2014	(63)
Interest Rate Swap	2,561	5.39%	1 month LIBOR	December 31, 2014	(112)
Interest Rate Swap	5,796	5.39%	1 month LIBOR	December 31, 2014	(254)
Interest Rate Swap	5,304	5.38%	1 month LIBOR	June 29, 2015	(304)
Interest Rate Swap	816	5.29%	1 month LIBOR	June 30, 2015	(47)
Interest Rate Swap	1,564	5.29%	1 month LIBOR	June 30, 2015	(89)
Interest Rate Swap	7,888	5.29%	1 month LIBOR	June 30, 2015	(448)
Interest Rate Swap	680	5.29%	1 month LIBOR	June 30, 2015	(39)
Interest Rate Swap	2,734	5.29%	1 month LIBOR	June 30, 2015	(155)

Fair values of derivative instruments are on the accompanying Consolidated Balance Sheet as of September 30, 2012 (in thousands):

		Fair Value at
Derivative Liabilities Designated as Hedging Instruments	Balance Sheet Location	September 30, 2012	December 31, 2011
Interest Rate Swaps	Other Long-Term Liabilities	$2,142	$2,233

7 – Segment Information

The Company currently has one reportable business segment, the Truck Segment. The Truck Segment operates a network of commercial vehicle dealerships that provide an integrated one-stop source for the commercial vehicle needs of its customers, including retail sales of new and used commercial vehicles; aftermarket parts, service and body shop facilities; and a wide array of financial services, including the financing of new and used commercial vehicle purchases, insurance products and truck leasing and rentals. The commercial vehicle dealerships are deemed a single reporting unit because they have similar economic characteristics. The Company's chief operating decision maker considers the entire Truck Segment, not individual dealerships, when making decisions about resources to be allocated to the segment and assess its performance.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on income before income taxes not including extraordinary items.

The following table contains summarized information about reportable segment revenue, segment income or loss and segment assets for the periods ended September 30, 2012 and 2011 (in thousands):

	Truck Segment	All Other	Totals

As of and for the three months ended September 30, 2012

Revenues from external customers	$740,392	$4,741	$745,133
Segment income (loss) before taxes	24,704	(460)	24,244
Segment assets	1,835,675	27,253	1,862,928

For the nine months ended September 30, 2012

Revenues from external customers	$2,344,073	$14,233	$2,358,306
Segment income (loss) before taxes	79,521	(642)	78,879

As of and for the three months ended September 30, 2011

Revenues from external customers	$691,469	$4,976	$696,445
Segment income (loss) before taxes	26,875	(441)	26,434
Segment assets	1,459,161	26,017	1,485,178

For the nine months ended September 30, 2011

Revenues from external customers	$1,791,099	$13,432	$1,804,531
Segment income (loss) before taxes	59,481	(1,237)	58,244

Revenues from segments below the quantitative thresholds are attributable to three operating segments of the Company and are included in the All Other column. Those segments include a retail tire company, an insurance agency and a guest ranch operation. None of those segments has ever met any of the quantitative thresholds for determining reportable segments.

8 – Income Taxes

The Company included accruals for unrecognized income tax benefits totaling $1.3 million as a component of accrued liabilities as of September 30, 2012, and December 31, 2011. The unrecognized tax benefits of $1.3 million at September 30, 2012, if recognized, would impact the Company's effective tax rate. An unfavorable settlement would require a charge to income tax expense and a favorable resolution would be recognized as a reduction to income tax expense. As of September 30, 2012, $51,000 of accrued interest related to unrecognized tax benefits is included in the provision for income taxes. No amounts were accrued for penalties.

The Company does not anticipate a significant change in the amount of unrecognized tax benefits in the next 12 months. As of September 30, 2012, the tax years ended December 31, 2008 through 2011, remained subject to audit by federal tax authorities and the tax years ended December 31, 2007 through 2011, remained subject to audit by state tax authorities.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements contained in this Form 10-Q (or otherwise made by the Company or on the Company's behalf from time to time in other reports, filings with the Securities and Exchange Commission, news releases, conferences, website postings or otherwise) that are not statements of historical fact constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended (the “Exchange Act”), notwithstanding that such statements are not specifically identified. Forward-looking statements include statements about the Company's financial position, business strategy and plans and objectives of management of the Company for future operations. These forward-looking statements reflect the best judgments of the Company about the future events and trends based on the beliefs of the Company's management as well as assumptions made by and information currently available to the Company's management. Use of the words “may,” “should,” “continue,” “plan,” “potential,” “anticipate,” “believe,” “estimate,” “expect” and “intend” and words or phrases of similar import, as they relate to the Company or its subsidiaries or Company management, are intended to identify forward-looking statements but are not the exclusive means of identifying such statements. Forward-looking statements reflect the current view of the Company with respect to future events and are subject to risks and uncertainties that could cause actual results to differ materially from those in such statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, those set forth under Item 1A—Risk Factors in the Company's Annual Report on Form 10-K for the year ended December 31, 2011 as well as future growth rates and margins for certain of our products and services, future supply and demand for our products and services, competitive factors, general economic conditions, cyclicality, market conditions in the new and used commercial vehicle markets, customer relations, relationships with vendors, the interest rate environment, governmental regulation and supervision, seasonality, distribution networks, product introductions and acceptance, technological change, changes in industry practices, one-time events and other factors described herein and in the Company's quarterly and other reports filed with the Securities and Exchange Commission (collectively, “Cautionary Statements”). Although the Company believes that its expectations are reasonable, it can give no assurance that such expectations will prove to be correct. Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described in any forward-looking statements. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the applicable Cautionary Statements. All forward-looking statements speak only as the date on which they are made and the Company undertakes no duty to update or revise any forward-looking statements.

The following comments should be read in conjunction with the Company's consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q.

Note Regarding Trademarks Commonly Used in the Company's Filings

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

The Company's Rush Truck Centers are principally located in high traffic areas throughout the United States. Since commencing operations as a Peterbilt heavy-duty truck dealer in 1966, the Company has grown to operate 69 Rush Truck Centers in 14 states.

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

Goodwill is reviewed for impairment utilizing a two-step process. The first step requires the Company to compare the fair value of the reporting unit, which is the same as the segment, to the respective carrying value. The Company considers its segment to be a reporting unit for purposes of this analysis. If the fair value of the reporting unit exceeds its carrying value, the goodwill is not considered impaired. If the carrying value is greater than the fair value, there is an indication that impairment may exist and a second step is required. In the second step of the analysis, the implied fair value of the goodwill is calculated as the excess of the fair value of a reporting unit over the fair values assigned to its assets and liabilities. If the implied fair value of goodwill is less than the carrying value of the reporting unit's goodwill, the difference is recognized as an impairment loss.

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

The Company does not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions it used to test for impairment losses on goodwill. However, if actual results are not consistent with our estimates or assumptions, or certain events occur that might adversely affect the reported value of goodwill in the future, the Company may be exposed to an impairment charge that could be material. Such events may include, but are not limited to, the discontinuance of operations by certain manufacturers the Company represents, strategic decisions made in response to economic and competitive conditions or the impact of the economic environment.

Insurance Accruals

The Company is partially self-insured for a portion of the claims related to its property and casualty insurance programs, requiring it to make estimates regarding expected losses to be incurred. The Company engages a third party administrator to assess any open claims and the Company adjusts its accrual accordingly on an annual basis. The Company is also partially self-insured for a portion of the claims related to its worker's compensation and medical insurance programs. The Company uses actuarial information provided from third party administrators to calculate an accrual for claims incurred, but not reported, and for the remaining portion of claims that have been reported.

Changes in the frequency, severity, and development of existing claims could influence the Company's reserve for claims and financial position, results of operations and cash flows. The Company does not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions it used to calculate its self-insured liabilities. However, if actual results are not consistent with our estimates or assumptions, the Company may be exposed to losses or gains that could be material.

Accounting for Income Taxes

Management judgment is required to determine the provisions for income taxes and to determine whether deferred tax assets will be realized in full or in part. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. When it is more likely than not that all or some portion of specific deferred income tax assets will not be realized, a valuation allowance must be established for the amount of deferred income tax assets that are determined not to be realizable. Accordingly, the facts and financial circumstances impacting deferred income tax assets are reviewed quarterly and management's judgment is applied to determine the amount of valuation allowance required, if any, in any given period.

The Company's income tax returns are periodically audited by tax authorities. These audits include questions regarding our tax filing positions, including the timing and amount of deductions. In evaluating the exposures associated with the Company's various tax filing positions, the Company adjusts its liability for unrecognized tax benefits and income tax provision in the period in which an uncertain tax position is effectively settled, the statute of limitations expires for the relevant taxing authority to examine the tax position, or when more information becomes available.

The Company's liability for unrecognized tax benefits contains uncertainties because management is required to make assumptions and to apply judgment to estimate the exposures associated with its various filing positions. The Company's effective income tax rate is also affected by changes in tax law, the level of earnings and the results of tax audits. Although the Company believes that the judgments and estimates are reasonable, actual results could differ, and the Company may be exposed to losses or gains that could be material. An unfavorable tax settlement generally would require use of the Company's cash and result in an increase in its effective income tax rate in the period of resolution. A favorable tax settlement would be recognized as a reduction in the Company's effective income tax rate in the period of resolution. The Company's income tax expense includes the impact of reserve provisions and changes to reserves that it considers appropriate, as well as related interest.

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

The Company uses the Black-Scholes option-pricing model to estimate the fair value of employee stock option awards on the date of grant. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company's Consolidated Statement of Income.

Derivative Instruments and Hedging Activities

The Company utilizes derivative financial instruments to manage its interest rate risk. The types of risks hedged are those relating to the variability of cash flows and changes in the fair value of the Company's financial instruments caused by movements in interest rates. The Company assesses hedge effectiveness at the inception and during the term of each hedge. Derivatives are reported at fair value on the accompanying Consolidated Balance Sheets.

The effective portion of the gain or loss on the Company's cash flow hedges are reported as a component of accumulated other comprehensive loss. Hedge effectiveness will be assessed quarterly by comparing the changes in cumulative gain or loss from the interest rate swap with the cumulative changes in the present value of the expected future cash flows of the interest rate swap that are attributable to changes in the LIBOR rate. If the interest rate swaps become ineffective, portions of these interest rate swaps would be reported as a component of interest expense in the accompanying Consolidated Statements of Income.

Results of Operations

The following discussion and analysis includes the Company's historical results of operations for the three months and nine months ended September 30, 2012 and 2011.

The following table sets forth for the periods indicated certain financial data as a percentage of total revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenue
New and used commercial vehicle sales	67.4%	70.0%	70.1%	68.3%
Parts and service sales	28.3	26.2	26.1	27.6
Lease and rental	3.5	3.1	3.1	3.4
Finance and insurance	0.5	0.4	0.4	0.4
Other	0.3	0.3	0.3	0.3
Total revenues	100.0	100.0	100.0	100.0
Cost of products sold
New and used commercial vehicle sales	63.0	65.0	65.3	63.7
Parts and service sales	17.3	16.1	15.9	16.8
Lease and rental	2.9	2.6	2.6	2.8
Total cost of products sold	83.2	83.7	83.8	83.3
Gross profit	16.8	16.3	16.2	16.7
Selling, general and administrative	12.2	11.4	11.7	12.4
Depreciation and amortization	0.8	0.8	0.8	0.8
Gain on sale of assets	0.0	0.0	0.0	0.0
Operating income	3.8	4.1	3.7	3.5
Interest expense, net	0.5	0.3	0.4	0.3
Income before income taxes	3.3	3.8	3.3	3.2
Provision for income taxes	1.3	1.5	1.3	1.2
Net income	2.0%	2.3%	2.0%	2.0%

The following table sets forth for the periods indicated the percent of gross profit by revenue source:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Gross Profit:
New and used commercial vehicle sales	26.6%	30.2%	29.7%	27.7%
Parts and service sales	65.4	62.2	62.9	64.4
Lease and rental	3.5	3.1	3.1	3.4
Finance and insurance	2.8	2.6	2.6	2.5
Other	1.7	1.9	1.7	2.0
Total gross profit	100.0%	100.0%	100.0%	100.0%

The following table sets forth the unit sales and revenue for new heavy-duty, new medium-duty, new light-duty and used commercial vehicles and the absorption rate (revenue in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	% Change	2012	2011	% Change
Vehicle unit sales:
New heavy-duty vehicles	2,272	2,472	-8.1%	7,823	6,180	26.6%
New medium-duty vehicles	1,650	1,427	15.6%	5,325	3,758	41.7%
New light-duty vehicles	363	301	20.6%	983	727	35.2%
Total new vehicle unit sales	4,285	4,200	2.0%	14,131	10,665	32.5%

Used vehicles	1,211	1,170	3.5%	3,705	3,434	7.9%

Vehicle revenue:
New heavy-duty vehicles	$323.3	$324.6	-0.4%	$1,102.8	$798.2	38.2%
New medium-duty vehicles	114.7	99.3	15.5%	351.3	260.1	35.1%
New light-duty vehicles	12.9	9.4	37.2%	33.1	23.6	40.3%
Total new vehicle revenue	$450.9	$433.3	4.1%	$1,487.2	$1,081.9	37.5%

Used vehicle revenue	$47.4	$51.8	-8.5%	$155.0	$145.5	6.5%

Other vehicle revenue:(1)	$4.3	$2.2	95.5%	$10.5	$4.0	162.5%

Absorption rate:	112.9%	115.8%	-2.5%	115.7%	112.8%	2.6%

(1) Includes sales of truck bodies, trailers and other new equipment.

Key Performance Indicator

Absorption Rate

Management uses several performance metrics to evaluate the performance of its commercial vehicle dealerships, and considers Rush Truck Centers' “absorption ratio” to be of critical importance. Absorption ratio is calculated by dividing the gross profit from the parts, service and body shop departments by the overhead expenses of all of a dealership's departments, except for the selling expenses of the new and used commercial vehicle departments and carrying costs of new and used commercial vehicle inventory. When 100% absorption is achieved, then gross profit from the sale of a commercial vehicle, after sales commissions and inventory carrying costs, directly impacts operating profit. In 1999, the Company's truck dealerships' absorption ratio was approximately 80%. The Company has made a concerted effort to increase its absorption ratio since 1999. The Company's truck dealerships achieved a 112.9% absorption ratio for the third quarter of 2012 and a 115.8% absorption ratio for the third quarter in 2011.

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

In the third quarter, the Company's gross revenues totaled $745.1 million, a 7.0% increase from gross revenues of $696.4 million for the third quarter ended September 30, 2011. The Company's overall parts, service and body shop sales increased 15.4% in the third quarter of 2012, compared to the third quarter of 2011. This contributed to the Company achieving an absorption ratio of 112.9% for the quarter ended September 30, 2012. The Company's strategy to expand the scope of aftermarket solutions provided to the commercial vehicle market, combined with the ability to offer a diverse product lineup of new trucks into a range of market segments, continues to result in solid financial performance.

The Company's deliveries of Class 8 trucks decreased by 8.1% in the third quarter of 2012, compared to the third quarter of 2011. A.C.T. Research Co., LLC (“A.C.T. Research”), a truck industry data and forecasting service provider, currently predicts U.S. retail sales of Class 8 trucks of approximately 201,000 units in 2012, 207,500 units in 2013, and 234,000 units in 2014, compared to approximately174,000 units in 2011.

The Company's deliveries of new Class 4 through 7 medium-duty vehicles increased by 15.6% in the third quarter of 2012, compared to the third quarter of 2011. A.C.T. Research currently predicts U.S. retail sales of Class 4 through 7 medium-duty commercial vehicles of approximately 163,000 units in 2012, a 13.0% increase from the number of units sold in 2011, 186,000 units in 2013, and 200,000 in 2014.

The Company entered into an agreement to purchase certain assets of a dealership group in Ohio that operates International, IC Bus, Isuzu and Idealease franchises. The agreement includes locations in Akron, Cincinnati, Cleveland, Columbus, Dayton, Findlay and Lima, Ohio. The Company anticipates that the purchase price for the assets of the dealership group will be paid in cash and partially financed under the Company's floor plan and accounts receivable financing arrangements and the incurrence of long-term debt for the real estate and lease and rental units. The acquisition is subject to regulatory approval and customary closing conditions and is expected to close in the fourth quarter of 2012.

In September, UD Trucks North America, Ltd. announced its decision to end distribution of its vehicles in the U.S. market at the end of 2012.  The Company operates UD franchises at 10 dealerships where it will continue to sell commercial vehicles produced by other manufacturers and will continue to provide parts and service support to UD customers at these locations until 2013.  Through the nine months ended September 30, 2012, the Company has sold 64 UD trucks generating $4.3 million in revenue.  The Company does not expect the loss of its UD franchises to have a material impact on the financial performance of the Company.

Revenues

Revenues increased $48.7 million, or 7.0%, in the third quarter of 2012 compared to the third quarter of 2011.

Parts, service and body shop revenues increased $28.2 million, or 15.4%, in the third quarter of 2012, compared to the third quarter of 2011. This increase is the result of increased service needs of aging vehicles, continued service activity in the energy sector, expanded product and service offerings and acquisitions that occurred in the fourth quarter of 2011. The Company expects parts, service and body shop sales to continue to remain strong through 2012 and remains focused on expanding aftermarket product and service offerings.

Revenues from sales of new and used commercial vehicles increased $15.3 million, or 3.1%, in the third quarter of 2012 compared to the third quarter of 2011. Demand for commercial vehicles remained soft in the third quarter primarily due to economic and political uncertainty.

The Company sold 2,272 heavy-duty trucks in the third quarter of 2012, an 8.0% decrease compared to 2,472 heavy-duty trucks in the third quarter of 2011. This decrease was primarily driven by Class 8 fleet customers hesitance to purchase new vehicles given the state of economic and political uncertainty. According to A.C.T. Research, the U.S. Class 8 truck market increased 10.0% in the third quarter of 2012 compared to the third quarter of 2011. The Company's share of the U.S. Class 8 truck sales market was approximately 5.2% in 2011. The Company expects its market share to range between 4.8% and 5.2% of U.S. Class 8 truck sales in 2012. This would result in the sale of approximately 9,600 to 10,000 of Class 8 trucks in 2012 based on A.C.T. Research's current U.S. retail sales estimates of 201,000 units.

The Company sold 1,650 medium-duty commercial vehicles, including 221 buses, in the third quarter of 2012, a 15.6% increase compared to 1,427 medium-duty commercial vehicles, including 253 buses, in 2011. This increase is primarily the result of increased new truck sales to medium-duty fleets across the country along with strong performance by the Company's recently acquired Ford franchises. A.C.T. Research estimates that unit sales of Class 4 through 7 commercial vehicles in the U.S. increased approximately 11.0% in the third quarter of 2012, compared to the third quarter of 2011. In 2011, the Company achieved a 3.8% share of the Class 4 through 7 commercial vehicle sales market in the U.S. As a result of acquisitions that occurred during 2011, the Company expects its market share to range between 4.2% and 4.6% of U.S. Class 4 through 7 commercial vehicle sales in 2012. This market share percentage would result in the sale of approximately 6,800 to 7,500 of Class 4 through 7 commercial vehicles in 2012 based on A.C.T. Research's current U.S. retail sales estimates of 163,000 units.

The Company sold 363 light-duty vehicles in the third quarter of 2012, a 20.6% increase compared to 301 light-duty vehicles in the third quarter of 2011. The Company expects to sell 1,200 light-duty vehicles in 2012.

The Company sold 1,211 used commercial vehicles in the third quarter of 2012, a 3.5% increase compared to 1,170 used commercial vehicles in the third quarter of 2011. The Company expects to sell approximately 4,700 to 5,200 used commercial vehicles in 2012. The volume of used commercial vehicle sales will be largely dependent upon our ability to acquire quality used commercial vehicles and maintain an adequate used commercial vehicle inventory throughout 2012.

Truck lease and rental revenues increased $4.8 million, or 22.2%, in the third quarter of 2012, compared to the third quarter of 2011. The increase in lease and rental revenue is primarily due to the increased number of units put into service in the lease and rental fleet during 2011 and 2012. The Company expects lease and rental revenue to increase 20% to 25% during 2012, compared to 2011.

Finance and insurance revenues increased $0.5 million, or 18.7%, in the third quarter of 2012, compared to the third quarter of 2011. The increase in finance and insurance revenue is primarily a result of the increase in finance penetration rates and increased activity in the Company's insurance business. The Company expects finance and insurance revenue to fluctuate proportionately with the Company's new and used commercial vehicle sales in 2012. Finance and insurance revenues have limited direct costs and, therefore, contribute a disproportionate share of the Company's operating profits.

Gross Profit

Gross profit increased $11.4 million, or 10.0%, in the third quarter of 2012, compared to the third quarter of 2011. Gross profit as a percentage of sales increased to 16.8% in the third quarter of 2012 from 16.3% in the third quarter of 2011. This increase in gross profit as a percentage of sales is a result of a change in our product sales mix. Commercial vehicle sales, a lower margin revenue item, decreased as a percentage of total revenue to 67.5% in 2012, from 70.0% in 2011. Parts and service revenue, a higher margin revenue item, increased as a percentage of total revenue to 28.3% in 2012, from 26.2% in 2011.

Gross margins from the Company's parts, service and body shop operations slightly increased to 38.8% in the third quarter of 2012, from 38.7% in the third quarter of 2011. Gross profit for the parts, service and body shop departments increased to $81.8 million in the third quarter of 2012, from $70.7 million in the third quarter of 2011. The Company expects gross margins on parts, service and body shop operations to range from approximately 38.0% to 41.0% in 2012.

Gross margins on Class 8 truck sales decreased to 6.8% in the third quarter of 2012, from 7.4% in the third quarter of 2011. In 2012, the Company expects overall gross margins from Class 8 truck sales of approximately 6.5% to 7.0%.

Gross margins on medium-duty commercial vehicle sales decreased to 4.5% in the third quarter of 2012, from 5.0% in the third quarter of 2011. Gross margins on medium-duty commercial vehicles are difficult to forecast accurately because gross margins vary significantly depending upon the mix of fleet and non-fleet purchasers and types of medium-duty commercial vehicles sold. For 2012, the Company expects overall gross margins from medium-duty commercial vehicle sales of approximately 4.5% to 5.0%, but this will largely depend upon general economic conditions and the mix of purchasers and types of vehicles sold.

Gross margins on used commercial vehicle sales decreased to 7.5% in the third quarter of 2012, from 9.1% in the third quarter of 2011. The decrease in the margin is primarily due to a softening used truck market and the mix of products sold in the third quarter of 2012. The Company expects margins on used commercial vehicles to range between 7.5% and 8.5% depending upon general economic conditions and the availability of quality used vehicles.

Gross margins from truck lease and rental sales increased to 16.9% in the third quarter of 2012, from 16.5% in the third quarter of 2011. The Company expects gross margins from lease and rental sales of approximately 14.5% to 17.0%, as it expects to continue to grow its lease and rental fleet. The Company's policy is to depreciate its lease and rental fleet using a straight line method over the customer's contractual lease term. The lease unit is depreciated to a residual value that approximates fair value at the expiration of the lease term. This policy results in the Company realizing reasonable gross margins while the unit is in service and a corresponding gain or loss on sale when the unit is sold at the end of the lease term.

Finance and insurance revenues and other income, as described above, have limited direct costs and, therefore, contribute a disproportionate share of gross profit.

Selling, General and Administrative Expenses

Selling, General and Administrative (“SG&A”) expenses increased $11.6 million, or 14.5%, in the third quarter of 2012, compared to the third quarter of 2011. SG&A expenses as a percentage of total revenue increased to 12.2% in the third quarter of 2012, from 11.4% in the third quarter of 2011. SG&A expenses as a percentage of total revenue have historically ranged from 10.0% to 15.0%. In general, when new and used commercial vehicle revenue decreases as a percentage of total revenue, SG&A expenses as a percentage of total revenue will be at, or exceed, the higher end of this range. For 2012, the Company expects SG&A expenses as a percentage of total revenue to range from 11.0% to 12.0% and the selling portion of SG&A expenses to be approximately 25% to 30% of new and used commercial vehicle gross profit. In 2012, the Company expects the general and administrative portion of SG&A expenses to increase by approximately 13.0% to 17.0% compared to 2011 due to an expected increase in personnel costs related to increased parts and service business, the full year effect of acquisitions that occurred in 2011, and the reinstatement of certain employee benefits. The Company will incur ongoing additional costs of approximately $0.3 million to $0.4 million per month related to implementation of SAP software, which includes monthly maintenance fees and training expenses. The SAP software was placed into service in August 2011.

Depreciation and Amortization Expense

Depreciation and amortization expense increased $0.6 million, or 9.6%, in the third quarter of 2012, compared to the third quarter of 2011. Approximately $0.2 million of the increase was amortization expense related to the SAP software development which began in August 2011.

Interest Expense, Net

Net interest expense increased $1.5 million, or 78.6%, in the third quarter of 2012, compared to the third quarter of 2011. The increase in net interest expense is primarily due to increased truck inventory levels. In January 2012, the Company's floor plan agreement with GE Capital was amended to decrease interest rates related to floor plan notes payable. Net interest expense in 2012 will depend on inventory levels and cash available for prepayment of floor plan financing.

Income before Income Taxes

As a result of the factors described above, income before income taxes decreased $2.2 million, or 8.3%, in the third quarter of 2012, compared to the third quarter of 2011.

Income Taxes

Income taxes decreased $1.1 million, or 10.1%, in the third quarter of 2012, compared to the third quarter of 2011. The Company provided for taxes at a 38.5% effective rate in the third quarter of 2012, compared to an effective rate of 39.3% in the third quarter of 2011. The Company expects its effective tax rate to be approximately 37.0% to 39.0% of pretax income in 2012.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

Unless otherwise stated below, the Company's variance explanations and future expectations with regard to the items discussed in this section are set forth in the discussion of the “Three Months Ended September 30, 2012, Compared to Three Months Ended September 30, 2011.”

Revenues

Revenues increased $553.8 million, or 30.7%, in the first nine months of 2012, compared to the first nine months of 2011.

Parts and service sales increased $117.2 million, or 23.5%, in the first nine months of 2012, compared to the first nine months of 2011.

Revenues from sales of new and used commercial vehicles increased $421.3 million, or 34.2%, in the first nine months of 2012, compared to the first nine months of 2011.

The Company sold 7,823 heavy-duty trucks in the first nine months of 2012, a 26.6% increase compared to 6,180 heavy-duty trucks in the first nine months of 2011. According to A.C.T. Research, the U.S. Class 8 truck market increased 27.0% in the first nine months of 2012, compared to the first nine months of 2011. Demand for heavy-duty trucks remained strong in the first half of 2012, but softened in the third quarter primarily due to economic and political uncertainty.

The Company sold 5,325 medium-duty commercial vehicles, including 476 buses, in the first nine months of 2012, a 41.7% increase compared to 3,758 medium-duty commercial vehicles, including 760 buses in the first nine months of 2011. The decrease in bus deliveries is primarily due to budget constraints in many of the school districts in the Company's area of responsibility. A.C.T. Research estimates that unit sales of Class 4 through 7 commercial vehicles, including buses, in the U.S increased approximately 14.0% in the first nine months of 2012, compared to the first nine months of 2011.

The Company sold 983 light-duty commercial vehicles in the first nine months of 2012, a 35.2% increase compared to 727 light-duty commercial vehicles in the first nine months of 2011.

The Company sold 3,705 used commercial vehicles in the first nine months of 2012, a 7.9% increase compared to 3,434 used commercial vehicles in the first nine months of 2011.

Truck lease and rental revenues increased $12.1 million, or 19.9%, in the first nine months of 2012, compared to the first nine months of 2011.

Finance and insurance revenues increased $2.5 million, or 33.4%, in the first nine months of 2012, compared to the first nine months of 2011.

Gross Profit

Gross profit increased $81.4 million, or 27.0%, in the first nine months of 2012, compared to the first nine months of 2011. Gross profit as a percentage of sales decreased to 16.2% in the first nine months of 2012, from 16.7% in the first nine months of 2011.

Gross margins from the Company's parts, service and body shop operations increased to 39.1% in the first nine months of 2012, from 39.0% in the first nine months of 2011. Gross profit for the parts, service and body shop departments was $240.9 million in the first nine months of 2012, compared to $194.5 million in the first nine months of 2011.

Gross margins on Class 8 truck sales increased slightly to 7.0% in the first nine months of 2012, from 6.9% in the first nine months of 2011.

Gross margins on medium-duty commercial vehicle sales decreased to 4.5% in the first nine months of 2012, from 4.7% in the first nine months of 2011.

Gross margins on used commercial vehicle sales decreased to 8.7% in the first nine months of 2012, from 9.8% in the first nine months of 2011.

Gross margins from truck lease and rental sales decreased to 16.1% in the first nine months of 2012, from 16.6% in the first nine months of 2011.

Finance and insurance revenues and other income, as described above, has limited direct costs and, therefore, contributes a disproportionate share of gross profit.

Selling, General and Administrative Expenses

SG&A expenses increased $51.3 million, or 22.8%, in the first nine months of 2012, compared to the first nine months of 2011. SG&A expenses as a percentage of sales was 11.7% in the first nine months of 2012 and 12.5% in the first nine months of 2011.

Depreciation and Amortization Expense

Depreciation and amortization expense increased $3.8 million, or 26.0%, in the first nine months of 2012, compared to the first nine months of 2011. Approximately $1.7 million of the increase was amortization expense related to the SAP software development which began in August 2011.

Interest Expense, Net

Net interest expense increased $5.4 million, or 115.0%, in the first nine months of 2012, compared to the first nine months of 2011. The increase in net interest expense is primarily due to increased truck inventory levels throughout 2012, compared to 2011.

Income before Income Taxes

Income before income taxes increased $20.6 million, or 35.4%, in the first nine months of 2012, compared to the first nine months of 2011.

Provision for Income Taxes

Income taxes increased $8.2 million, or 36.7% in the first nine months of 2012, compared to the first nine months of 2011. The Company provided for taxes at a 38.8% rate in the first nine months of 2012, compared to a rate of 38.5% in the first nine months of 2011.

Liquidity and Capital Resources

The Company's short-term cash requirements are primarily for working capital, inventory financing, the improvement and expansion of existing facilities and the construction or purchase of new facilities. Historically, these cash requirements have been met through the retention of profits, borrowings under our floor plan arrangements and bank financings. As of September 30, 2012, the Company had working capital of approximately $240.2 million, including $230.3 million in cash available to fund our operations. The Company believes that these funds are sufficient to meet its operating requirements for at least the next twelve months.

The Company has a secured line of credit that provides for a maximum borrowing of $10.0 million. There were no advances outstanding under this secured line of credit at September 30, 2012, however, $7.7 million was pledged to secure various letters of credit related to self-insurance products, leaving $2.3 million available for future borrowings as of September 30, 2012.

The Company's long-term real estate debt agreements require the Company to satisfy various financial ratios such as the debt to worth ratio, leverage ratio and the fixed charge coverage ratio and certain requirements for tangible net worth and GAAP net worth. As of September 30, 2012, the Company was in compliance with all debt covenants related to debt secured by real estate and lease and rental units and its floor plan credit agreement. The Company does not anticipate any breach of the covenants in the foreseeable future.

The Company expects to purchase or lease trucks worth approximately $20.0 million to $30.0 million for its leasing operations during the remainder of 2012, depending on customer demand, all of which will be financed. The Company also expects to make capital expenditures for recurring items such as computers, shop tools and equipment and vehicles of approximately $2.0 million to $5.0 million during the remainder of 2012.

The Company is currently under contract to construct a dealership facility in Ardmore, Oklahoma at an estimated cost of $4.9 million. The construction project is estimated to continue through the first quarter of 2013.

The Company is currently under contract to construct a dealership facility in Corpus Christi, Texas at an estimated cost of $6.6 million. The construction project is estimated to continue through the third quarter of 2013.

The Company entered into an agreement to purchase certain assets of a dealership group in Ohio that operates International, IC Bus, Isuzu and Idealease franchises. The agreement includes locations in Akron, Cincinnati, Cleveland, Columbus, Dayton, Findlay and Lima, Ohio. The Company anticipates that the purchase price for the assets of the dealership group will be paid in cash and partially financed under the Company's floor plan and accounts receivable financing arrangements and the incurrence of long-term debt for the real estate. The acquisition is subject to regulatory approval and customary closing conditions and is expected to close in the fourth quarter of 2012.

The Company currently anticipates funding its capital expenditures relating to the improvement and expansion of existing facilities and recurring expenses, as well as a portion of the construction or purchase of new facilities through its operating cash flow. The Company may finance 70% to 80% of the appraised value of any newly constructed or purchased facilities, which would increase the Company's cash and cash equivalents by that amount.

The Company has no other material commitments for capital expenditures as of September 30, 2012, except that the Company will continue to purchase vehicles for its lease and rental division and authorize capital expenditures for improvement and expansion of its existing dealership facilities and construction or purchase of new facilities based on market opportunities.

Cash Flows

Cash and cash equivalents increased by $22.5 million during the nine months ended September 30, 2012, and increased by $14.3 million during the nine months ended September 30, 2011. The major components of these changes are discussed below

Cash Flows from Operating Activities

Cash flows from operating activities include net income adjusted for non-cash items and the effects of changes in working capital. During the first nine months of 2012, operating activities resulted in net cash provided by operations of $89.0 million. Cash provided by operating activities was primarily impacted by the increase in accounts payable and draws on floor plan notes payable – trade and the decrease in accounts receivable and other current assets which were offset by the increase in inventories and the decrease in accrued liabilities. The decrease in other current assets primarily relates to the decrease in a receivable related to current federal income tax. The decrease in accrued liabilities primarily relates to the decrease in customer deposits and payment of property taxes.

During the first nine months of 2011, operating activities resulted in net cash used in operations of $50.5 million. Cash used in operating activities was primarily impacted by the increase in inventories and accounts receivable which were offset by the increase in accounts payable and accrued expenses.

In June 2012, the Company entered into a wholesale financing agreement with Ford Motor Credit Company that provides for the financing of, and is collateralized by, the Company's Ford new vehicle inventory. This wholesale financing agreement bears interest at a rate of Prime plus 150 basis points minus certain incentives and rebates; however, the prime rate is defined to be a minimum of 3.75%. As of September 30, 2012, the interest rate on the wholesale financing agreement was 5.25% before considering the applicable incentives. As of September 30, 2012, the Company had an outstanding balance of $36.8 million under the Ford Motor Credit Company wholesale financing agreement.

Cash Flows from Investing Activities

Cash flows used in investing activities consist primarily of cash used for capital expenditures and business acquisitions. During the first nine months of 2012, cash used in investing activities was $129.7 million. Capital expenditures consisted of purchases of property and equipment and improvements to our existing dealership facilities of $130.1 million. Property and equipment purchases during the first nine months of 2012 consisted of $110.0 million for additional units for rental and leasing operations, which will be directly offset by borrowings of long-term debt. The Company expects to purchase or lease trucks worth approximately $135.0 million for its leasing operations in 2012, depending on customer demand, all of which will be financed. During 2012, the Company expects to make capital expenditures for recurring items such as computers, shop equipment and vehicles of approximately $2.0 to $5.0 million during the remainder of 2012.

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

Cash Flows from Financing Activities

Cash flows from financing activities include borrowings and repayments of long-term debt and net proceeds of floor plan notes payable – non-trade. Cash provided by financing activities was $63.2 million during the first nine months of 2012. The Company had borrowings of long-term debt of $102.7 million and repayments of long-term debt and capital lease obligations of $63.2 million during the first nine months of 2012. The Company had net draws on floor plan notes payable – non-trade of $17.7 million during the first nine months of 2012. The borrowings of long-term debt were primarily related to units for the rental and leasing operations.

Cash provided by financing activities was $214.7 million during the first nine months of 2011. The Company had borrowings of long-term debt of $86.7 million and repayments of long-term debt and capital lease obligations of $62.4 million during the first nine months of 2011. The Company had net draws on floor plan notes payable – non-trade of $186.3 million during the first nine months of 2011. The borrowings of long-term debt were primarily related to units for the rental and leasing operations and refinancing of real estate debt.

Substantially all of the Company's commercial vehicle purchases are made on terms requiring payment within 15 days or less from the date the commercial vehicles are invoiced from the factory. On January 31, 2012, the Company entered into an amended and restated $600.0 million credit agreement with GE Capital. The interest rate under the amended credit agreement is LIBOR plus 2.23% on inventory loans up to $500.0 million and LIBOR plus 2.95% on inventory loans exceeding $500.0 million. The amended credit agreement allows the Company to prepay inventory loans, provided that the prepayment does not exceed the sum of 38% of the aggregate inventory loans made up to $500.0 million plus 100% of the inventory loans above $500.0 million. GE Capital may terminate this credit agreement without cause upon 120 days notice. The Company makes monthly interest payments to GE Capital on the amount financed, but is not required to commence loan principal repayments on any vehicle until such vehicle had been financed for 12 months or was sold. On September 30, 2012, the Company had approximately $538.4 million outstanding under its credit agreement with GE Capital.

Navistar Financial Corporation and Peterbilt offer programs that provide an interest free inventory stocking period for certain new commercial vehicles.  If the commercial vehicle is not sold within the interest free period, the Company then finances the commercial vehicle under the GE Capital credit agreement.

Backlog

On September 30, 2012, the Company's backlog of commercial vehicle orders was approximately $664.4 million compared to a backlog of commercial vehicle orders of approximately $696.0 million on September 30, 2011. The Company includes only confirmed orders in its backlog. The delivery time for a custom-ordered commercial vehicle varies depending on the truck specifications and demand for the particular model ordered. The Company sells the majority of its new commercial vehicles by customer special order, with the remainder sold out of inventory. Orders from a number of the Company's major fleet customers are included in the Company's backlog as of September 30, 2012.

Seasonality

The Company's Truck Segment is moderately seasonal. Seasonal effects on new commercial vehicle sales related to the seasonal purchasing patterns of any single customer type are mitigated by the diverse geographic locations of our dealerships and the Company's diverse customer base, including regional and national fleets, local governments, corporations and owner operators. However, commercial vehicle parts and service operations historically have experienced higher sales volumes in the second and third quarters.

Cyclicality

The Company's business is dependent on a number of factors relating to general economic conditions, including fuel prices, interest rate fluctuations, credit availability, economic recessions, environmental and other government regulations and customer business cycles. Unit sales of new commercial vehicles have historically been subject to substantial cyclical variation based on these general economic conditions. For example, according to data published by A.C.T. Research, in recent years total U.S. retail sales of new Class 8 trucks have ranged from a low of approximately 97,000 in 2009 to a high of approximately 291,000 in 2006. Through geographic expansion, concentration on higher margin parts and service operations and diversification of its customer base, the Company believes it has reduced the negative impact on the Company's earnings of adverse general economic conditions or cyclical trends affecting the heavy-duty truck industry.

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

The Company is exposed to some market risk through interest rates related to our floor plan financing agreements, variable rate real estate debt and discount rates related to finance sales. The majority of the Company's floor plan debt and variable rate real estate debt is based on LIBOR. As of September 30, 2012, the Company had floor plan borrowings and variable interest rate real estate debt of approximately $644.6 million. Assuming an increase or decrease in LIBOR of 100 basis points, annual interest expense could correspondingly increase or decrease by approximately $6.4 million.

The Company submits all of its customer financing opportunities to various finance providers that offer financing to the Company's customers. The Company receives all finance charges in excess of a negotiated discount rate from the finance providers in the month following the date of the financing. The negotiated discount rate is variable, thus subject to interest rate fluctuations. This interest rate risk is mitigated by the Company's ability to pass discount rate increases to customers through higher financing rates.

The Company is exposed to some market risk through interest rate swaps on some of the Company's variable interest rate real estate debt. As of September 30, 2012, the Company had interest rate swaps with a total notional amount of $42.6 million. The swaps were designed to provide a hedge against changes in interest rates on some of the Company's variable interest rate real estate debt. The swaps are collateralized by the underlying real estate. These interest rate swaps qualify for cash flow hedge accounting treatment and are considered effective. For additional information about the effect of the Company's derivative instruments on the accompanying consolidated financial statements, see Note 6 – Financial Instruments and Fair Value of the Notes to Consolidated Financial Statements.

The Company is also exposed to some market risk through interest rates related to the investment of our current cash and cash equivalents which totaled $230.3 million on September 30, 2012. These funds are generally invested in variable interest rate instruments in accordance with the Company's investment policy. As such instruments mature and the funds are reinvested, we are exposed to changes in market interest rates. This risk is mitigated by management's ongoing evaluation of the best investment rates available for current and noncurrent high quality investments. If market interest rates were to increase or decrease immediately and uniformly by 100 basis points, the Company's annual interest income could correspondingly increase or decrease by approximately $2.3 million.

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

As of September 30, 2012, the Company holds auction rate securities, with underlying tax-exempt municipal bonds that mature in 2030, that have a fair value of $6.6 million. Given the current market conditions in the auction rate securities market, if the Company determines that the fair value of these securities temporarily decreases by an additional 10%, the Company's equity could correspondingly decrease by approximately $0.7 million. If it is determined that the fair value of these securities is other-than-temporarily impaired by 10%, the Company could record a loss on its Consolidated Statements of Operations of approximately $0.7 million. For further discussion of the risks related to our auction rate securities, see Note 6 – Financial Instruments and Fair Value of the Notes to Consolidated Financial Statements.

ITEM 4. Controls and Procedures.

The Company, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of September 30, 2012 to ensure that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and (ii) is accumulated and communicated to Company management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in the Company's internal control over financial reporting that occurred during the three months ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings.

From time to time, we are involved in litigation arising out of the Company's operations in the ordinary course of business. We maintain liability insurance, including product liability coverage, in amounts deemed adequate by management. To date, aggregate costs to us for claims, including product liability actions, have not been material. However, an uninsured or partially insured claim, or claim for which indemnification is not available, could have a material adverse effect on the Company's financial condition or results of operations. We believe that there are no claims or litigation pending, the outcome of which could have a material adverse effect on the Company's financial position or results of operations. However, due to the inherent uncertainty of litigation, there can be no assurance that the resolution of any particular claim or proceeding would not have a material adverse effect on the Company's financial condition or results of operations for the fiscal period in which such resolution occurred.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Company did not make any unregistered sales of equity securities during the third quarter of 2012.

The Company did not repurchase any shares of its Class A Common Stock or Class B Common Stock during the third quarter of 2012.

ITEM 3. Defaults Upon Senior Securities.

Not Applicable

ITEM 4. Mine Safety Disclosures.

Not Applicable

ITEM 5. Other Information.

Not Applicable

ITEM 6. Exhibits.

Exhibit Number	Exhibit Title
3.1

Restated Articles of Incorporation of Rush Enterprises, Inc. (incorporated herein by reference to Exhibit 3.1 of the Company's Quarterly Report on Form 10-Q (File No. 000-20797) for the quarter ended June 30, 2008)

3.2

Rush Enterprises, Inc. Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.2 of the Company's Quarterly Report on Form 10-Q (File No. 000-20797) filed for the quarter ended June 30, 2009)

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
101***

The following materials from Rush Enterprises, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011; (ii) Consolidated Statements of Income for the three and six months ended September 30, 2012 and 2011; (iii) Consolidated Statements of Cash Flows for the six months ended September 30, 2012 and 2011; and (iv) Notes to Consolidated Financial Statements.

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

RUSH ENTERPRISES, INC.

Date: November 9, 2012	By:	/S/ W.M. “RUSTY” RUSH
W.M. “Rusty” Rush President and Chief Executive Officer (Principal Executive Officer)

Date: November 9, 2012	By:	/S/ STEVEN L. KELLER
Steven L. Keller Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Title
31.1*	Certification of CEO pursuant to Rules 13a-14(a) and 15d-14(a) adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of CFO pursuant to Rules 13a-14(a) and 15d-14(a) adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of CEO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of CFO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101***

The following materials from Rush Enterprises, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011; (ii) Consolidated Statements of Income for the three and six months ended September 30, 2012 and 2011; (iii) Consolidated Statements of Cash Flows for the six months ended September 30, 2012 and 2011; and (iv) Notes to Consolidated Financial Statements.

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