Form 10-K
period 2012-12-31
RUSH ENTERPRISES INC \TX\
filed 2013-03-15
CIK 1012019

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012

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
Yes ☐ No ☑

The aggregate market value of common stock held by non-affiliates of the registrant as of June 29, 2012 was approximately $541,429,901 based upon the last sales price on June 29, 2012 on The NASDAQ Global Select MarketSM of $16.35 for the registrant’s Class A common stock and $13.54 for the registrant’s Class B common stock.  Shares of common stock held by each executive officer and director and by each shareholder affiliated with a director or an executive officer have been excluded from this calculation because such persons may be deemed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The registrant had 28,387,201 shares Class A common stock and 10,792,223 shares of Class B common stock outstanding on March 1, 2013.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of registrant’s definitive proxy statement for the registrant’s 2013 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission not later than April 30, 2013, are incorporated by reference into Part III of this Form 10-K.

RUSH ENTERPRISES, INC.

Index to Form 10-K

Year ended December 31, 2012

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

NOTE REGARDING TRADEMARKS COMMONLY USED IN THE COMPANY’S FILINGS

Peterbilt® is a registered trademark of Peterbilt Motors Company. PACCAR® is a registered trademark of PACCAR, Inc. GMC® is a registered trademark of General Motors Corporation. Hino® is a registered trademark of Hino Motors, Ltd. Isuzu® is a registered trademark of Isuzu Motors Limited. Kenworth® is a registered trademark of PACCAR, Inc. doing business as Kenworth Truck Company. Volvo® is a registered trademark of Volvo Trademark Holding AB. Freightliner® is a registered trademark of Freightliner Corporation. Mack® is a registered trademark of Mack Trucks, Inc. Navistar® is a registered trademark of Navistar International Corporation. Caterpillar® is a registered trademark of Caterpillar, Inc. PacLease® is a registered trademark of PACCAR Leasing Corporation. CitiCapital® is a registered trademark of Citicorp. Ford® is a registered trademark of Ford Motor Company.  Ford Motor Credit Company® is a registered trademark of Ford Motor Company. Cummins® is a registered trademark of Cummins Intellectual Property, Inc.  Eaton® is a registered trademark of Eaton Corporation.  Arvin Meritor® is a registered trademark of Meritor Technology, Inc. JPMorgan Chase® is a registered trademark of JP Morgan Chase & Co.  SAP® is a registered trademark of SAP Aktiengesellschaft.  International® is a registered trademark of Navistar International Transportation Corp. Blue Bird® is a registered trademark of Blue Bird Investment Corporation.  Autocar® is a registered trademark of Shem, LLC.  IC Bus® is a registered trademark of IC Bus, LLC.  Collins Bus Corporation® is a registered trademark of Collins Bus Corporation. Fuso® is a registered trademark of Mitsubishi Fuso Truck and Bus Corporation. Micro Bird® is a registered trademark of Blue Bird Body Company. Allison Transmission® is a registered trademark of Allison Transmission, Inc.

PART I

Item 1.  Business

References herein to “the Company,” “Rush Enterprises,” “Rush,” “we,” “our” or “us” mean Rush Enterprises, Inc., a Texas corporation, and its subsidiaries unless the context requires otherwise.

Access to Company Information

Rush electronically files annual reports, quarterly reports, proxy statements and other reports and information statements with the SEC.  You may read and copy any of the materials that we have filed with the SEC at the SEC’s Public Reference Room at 100 F Street NE, NW, Washington, DC 20549. You may obtain information about the Public Reference Room by calling the SEC at 1-800-SEC-0330.  Our filings are also available to you on the SEC’s website at www.sec.gov.

Rush makes certain of our SEC filings available, free of charge, through our website, including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to these reports.  These filings are available as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC.  Rush’s website address is www.rushenterprises.com.  The information contained on our website, or on other websites linked to our website, is not incorporated into this report or otherwise made part of this report.

General

Rush Enterprises, Inc. was incorporated in Texas in 1965 and consists of one reportable segment, the Truck Segment.  The Company conducts business through numerous subsidiaries, all of which it wholly owns, directly or indirectly.  Its principal offices are located at 555 IH 35 South, Suite 500, New Braunfels, Texas 78130.

The Company is a full-service, integrated retailer of commercial vehicles and related services.  The Truck Segment operates a regional network of commercial vehicle dealerships under the name “Rush Truck Centers.”  Rush Truck Centers primarily sell commercial vehicles manufactured by Peterbilt, International, Hino, Ford, Isuzu, Mitsubishi Fuso, IC Bus or Blue Bird.  Through its strategically located network of Rush Truck Centers, the Company provides one-stop service for the needs of its commercial vehicle customers, including retail sales of new and used commercial vehicles, aftermarket parts sales, service and repair facilities, and financing, leasing and rental, and insurance products.

The Company’s Rush Truck Centers are principally located in high traffic areas throughout the United States.  Since commencing operations as a Peterbilt heavy-duty truck dealer in 1966, the Company has grown to operate 78 Rush Truck Centers in 15 states.

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

The Construction Equipment Segment is no longer reported as a separate business segment because the Company sold its John Deere construction equipment business in September 2010.  Operating results of the Construction Equipment Segment have been classified as discontinued operations in the Company’s financial statements.

Rush Truck Centers.  Our Rush Truck Centers are located in Alabama, Arizona, California, Colorado, Florida, Georgia, Idaho, New Mexico, North Carolina, Ohio, Oklahoma, Oregon, Tennessee, Texas and Utah.  The following chart reflects our franchises and parts, service and body shop operations by location:

Rush Truck Center Location	Heavy-Duty Franchise(s)	Medium-Duty, Light-Duty and Bus Franchise(s)	Parts	Service	Body Shop

Alabama:
Mobile	Peterbilt	Peterbilt	Yes	Yes	Yes

Arizona:
Flagstaff	None	None	Yes	Yes	No
Phoenix	Peterbilt	Peterbilt, Hino	Yes	Yes	Yes
Tucson	Peterbilt	Peterbilt, Hino	Yes	Yes	No
Yuma	Peterbilt	Peterbilt	Yes	Yes	No

California:
Escondido	Peterbilt	Peterbilt, Hino	Yes	Yes	No
Fontana Heavy-Duty	Peterbilt	Peterbilt	Yes	Yes	Yes
Fontana Medium-Duty	None	Peterbilt, Hino, Isuzu	Yes	Yes	No
Pico Rivera	Peterbilt	Peterbilt	Yes	Yes	Yes
San Diego	Peterbilt	Peterbilt, Hino	Yes	Yes	Yes
Sylmar	Peterbilt	Peterbilt	Yes	Yes	No
Whittier	None	Ford, Isuzu	Yes	Yes	No

Colorado:
Denver Heavy-Duty	Peterbilt	Peterbilt	Yes	Yes	Yes
Denver Medium-Duty	None	Ford, Isuzu	Yes	Yes	No
Greeley	Peterbilt	Peterbilt	Yes	Yes	No
Pueblo	Peterbilt	Peterbilt	Yes	Yes	No

Florida:
Haines City	Peterbilt	Peterbilt	Yes	Yes	Yes
Jacksonville	Peterbilt	Peterbilt, Hino	Yes	Yes	Yes
Orlando Heavy-Duty	Peterbilt	Peterbilt, Isuzu	Yes	Yes	No
Orlando Light & Medium-Duty	None	Ford	Yes	Yes	No
Orlando South	None	Isuzu	Yes	Yes	No
Tampa	Peterbilt	Peterbilt	Yes	Yes	No

Georgia:
Atlanta	International	International, Hino, Isuzu, IC Bus	Yes	Yes	No
Atlanta Bus Center	None	IC Bus	Yes	Yes	Yes
Columbus	None	Isuzu	Yes	Yes	No
Doraville	International	International, Hino, Isuzu, IC Bus	Yes	Yes	No
Smyrna	International	International, Hino, Isuzu, IC Bus	Yes	Yes	No

Idaho:
Boise	International	International, IC Bus, Autocar, Kalmar	Yes	Yes	Yes
Idaho Falls	International	International, IC Bus, Kalmar	Yes	Yes	Yes
Lewiston	International	International	Yes	Yes	No
Twin Falls	International	International	Yes	Yes	No

New Mexico:
Albuquerque	Peterbilt	Peterbilt	Yes	Yes	Yes
Las Cruces	Peterbilt	Peterbilt	Yes	Yes	No

Rush Truck Center Location	Heavy-Duty Franchise(s)	Medium-Duty, Light-Duty and Bus Franchise(s)	Parts	Service	Body Shop

North Carolina:
Charlotte	Peterbilt	Peterbilt, Hino, Isuzu	Yes	Yes	No
Charlotte	International	International	Yes	Yes	Yes

Ohio:
Akron	International	International, IC Bus	Yes	Yes	No
Cincinnati	International	International, IC Bus, Isuzu	Yes	Yes	Yes
Cleveland	International	International, IC Bus	Yes	Yes	No
Columbus West	International	International, IC Bus, Isuzu	Yes	Yes	No
Dayton	International	International, IC Bus, Isuzu	Yes	Yes	No
Findlay	International	International, IC Bus	Yes	Yes	No
Lima	International	International, IC Bus	Yes	Yes	No

Oklahoma:
Ardmore	Peterbilt	Peterbilt	Yes	Yes	No
Oklahoma City	Peterbilt	Peterbilt, Hino, Ford, Isuzu	Yes	Yes	Yes
Tulsa	Peterbilt	Peterbilt, Hino	Yes	Yes	Yes

Oregon:
Ontario	International	International	Yes	Yes	No

Tennessee:
Nashville	Peterbilt	Peterbilt	Yes	Yes	Yes

Texas:
Abilene	Peterbilt	Peterbilt	Yes	Yes	No
Alice	Peterbilt	Peterbilt, Blue Bird, Micro Bird, Elkhart	Yes	Yes	No
Amarillo	Peterbilt	Peterbilt	Yes	Yes	No
Austin	Peterbilt	Peterbilt, Hino, Isuzu, Blue Bird, Micro Bird, Elkhart	Yes	Yes	No
Dalhart	Peterbilt	Peterbilt	Yes	Yes	No
Dallas Heavy-Duty	Peterbilt	Peterbilt, Blue Bird, Micro Bird, Elkhart	Yes	Yes	Yes
Dallas Medium-Duty	None	Peterbilt, Hino,Blue Bird, Micro Bird, Elkhart	Yes	Yes	No
Dallas Light & Medium-Duty	None	Ford, Isuzu, Blue Bird	Yes	Yes	No
El Paso	Peterbilt	Peterbilt, Hino, Isuzu	Yes	Yes	Yes
Fort Worth	Peterbilt	Peterbilt, Blue Bird, Micro Bird, Elkhart	Yes	Yes	No
Houston	Peterbilt	Peterbilt, Hino, Blue Bird, Micro Bird, Elkhart	Yes	Yes	Yes
Houston Northwest	Peterbilt	Peterbilt, Hino, Blue Bird, Micro Bird, Elkhart	Yes	Yes	No
Laredo	Peterbilt	Peterbilt, Blue Bird, Micro Bird, Elkhart	Yes	Yes	Yes
Lubbock	Peterbilt	Peterbilt	Yes	Yes	No
Lufkin	Peterbilt	Peterbilt, Blue Bird, Micro Bird, Elkhart	Yes	Yes	Yes
Odessa	Peterbilt	Peterbilt	Yes	Yes	No
Pharr	Peterbilt	Peterbilt, Hino, Blue Bird, Micro Bird, Elkhart	Yes	Yes	Yes
San Antonio	Peterbilt	Peterbilt, Hino, Blue Bird, Micro Bird, Elkhart	Yes	Yes	Yes
San Antonio Bus	None	Blue Bird, Micro Bird, Elkhart	Yes	Yes	Yes

Rush Truck Center Location	Heavy-Duty Franchise(s)	Medium-Duty, Light-Duty and Bus Franchise(s)	Parts	Service	Body Shop
Sealy	Peterbilt	Peterbilt, Isuzu, Blue Bird, Micro Bird, Elkhart	Yes	Yes	No
Texarkana	Peterbilt	Peterbilt, Hino, Isuzu, Blue Bird, Micro Bird, Elkhart	Yes	Yes	No
Tyler	Peterbilt	Peterbilt, Blue Bird, Micro Bird, Elkhart	Yes	Yes	No
Waco	Peterbilt	Peterbilt, Hino, Isuzu, Blue Bird, Micro Bird, Elkhart	Yes	Yes	No

Utah:
Helper	International	International	Yes	Yes	No
Farr West	International	International, IC Bus	Yes	Yes	No
Salt Lake City	International	International, IC Bus, Autocar, Mitsubishi Fuso	Yes	Yes	Yes
Springville	International	International, Mitsubishi Fuso	Yes	Yes	No
St. George	International	International, Mitsubishi Fuso	Yes	Yes	No

Leasing and Rental Services.  Through certain of our Rush Truck Centers and several stand-alone Rush Truck Leasing Centers, we provide a broad line of product selections for lease or rent, including Class 4, Class 5, Class 6, Class 7 and Class 8 trucks, heavy-duty cranes and refuse vehicles.  Our lease and rental fleets are offered on a daily, monthly or long-term basis. The following chart reflects our leasing franchises by location:

Rush Truck Leasing Location	Franchise	Standalone or in a Rush Truck Center

Alabama:
Birmingham	PacLease	Standalone

Arizona:
Phoenix	PacLease	Standalone

California:
Pico Rivera	PacLease	Standalone
San Diego	PacLease	In RTC
Sylmar	PacLease	Standalone

Florida:
Orlando	PacLease	In RTC
Tampa	PacLease	In RTC
Jacksonville	PacLease	Standalone

Idaho:
Boise	Idealease	In RTC

North Carolina:
Charlotte	Idealease	Standalone

New Mexico:
Albuquerque	PacLease	In RTC

Ohio:
Cincinnati	Idealease	Standalone
Walton Hills	Idealease	Standalone
Columbus	Idealease	In RTC
Dayton	Idealease	In RTC
Lima	Idealease	Standalone

Rush Truck Leasing Location	Franchise	Located in Rush Truck Center
Oklahoma:
Oklahoma City	PacLease	In RTC

Tennessee:
Nashville	PacLease	In RTC

Texas:
Austin	PacLease	In RTC
El Paso	PacLease	In RTC
Houston	PacLease	Standalone
Laredo	PacLease	Standalone
Lubbock	PacLease	Standalone
San Antonio	PacLease	In RTC

Utah:
Salt Lake City	Idealease	Standalone

In addition to the locations in the above table, Rush Truck Leasing also provides full-service maintenance on customers’ vehicles at several of its customers’ facilities.

Financial and Insurance Products.  At our Rush Truck Centers, we offer third-party financing to assist customers in purchasing new and used commercial vehicles. Additionally, we sell, as agent, a complete line of property and casualty insurance, including collision and liability insurance on commercial vehicles, cargo insurance and credit life insurance.

Other Businesses.  Perfection Equipment offers installation of equipment, equipment repair, parts installation, and paint and body repair at its location in Oklahoma City.  Perfection Equipment specializes in up-fitting trucks used by oilfield service providers and other specialized service providers.

World Wide Tires stores operate in three locations in Texas.  World Wide Tires primarily sells tires for use on Class 8 trucks.

Custom Vehicle Solutions operates in two locations in Texas.  Custom Vehicle Solutions provides new vehicle pre-delivery inspections, truck modifications, natural gas fuel system installations, and body, chassis upfit and component installation.

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

•
Aftermarket Services. The Company’s aftermarket capabilities now include a wide range of services and products such as a fleet of mobile service units, mobile technicians who staff our customers’ facilities, a proprietary line of parts and accessories, new diagnostic and analysis capabilities, factory certified service for alternative fuel vehicles and assembly service for specialized bodies and equipment.

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

•
Expansion Into New Geographic Areas. We plan to continue to expand our dealership network by acquiring dealerships in areas of the U.S. where we do not already have dealerships.  We believe the geographic diversity of our Rush Truck Center network has significantly expanded our customer base while reducing the effects of local economic cycles.

•
Expansion of Product and Service Offerings. We intend to continue to expand our product lines within our dealerships by adding product categories and service capabilities that are both complementary to our existing product lines and well suited to our operating model.  We believe that there are many additional product and service offerings that would complement our primary product lines.  For example, in recent years we have significantly expanded our fleet of mobile service units and mobile technicians who staff our customers’ facilities.  We have also added two Custom Vehicle Solutions locations that are focused exclusively on pre-delivery modifications to vehicles sold at our dealerships and other dealerships around the country.

•
Open New Rush Truck Centers in Existing Areas of Operation. We continually evaluate opportunities to increase our market presence by adding new Rush Truck Centers to underserved markets within our current areas of operation.

Management of Our Dealerships

We manage our dealerships as described below.

Rush Truck Centers

Our Rush Truck Centers are responsible for sales of new and used commercial vehicles, as well as related parts and services.

Commercial Vehicle Parts and Service.  Commercial vehicle related parts and service revenues accounted for approximately $817.3 million, or 26.4%, of our total revenues for 2012, but 63.0% of our gross profit.  The parts and service business enhances our sales and service functions and is a source of recurring revenue.  Rush Truck Centers carry a wide variety of commercial vehicle parts in inventory.  Certain Rush Truck Centers also feature fully equipped service and body shop facilities, the combination and configuration of which varies by location, capable of handling a broad range of repairs on most makes and classes of commercial vehicles.  Each Rush Truck Center is a warranty service center for the commercial vehicle manufacturers represented at that location and most are also authorized service centers for other vehicle component manufacturers, including Cummins, Eaton and Allison. We have more than 1,450 service and body shop bays throughout our Rush Truck Center network.  We also have approximately 180 mobile service units and 300 mobile technicians who staff our mobile service units and our customers’ facilities.

           Our service departments perform warranty and non-warranty repairs on commercial vehicles.  The cost of warranty work is generally reimbursed by the applicable manufacturer at retail commercial rates.  Additionally, we provide a wide array of services, including assembly service for specialized truck bodies and truck mounted equipment.  Our goal is to provide our customer any service that they need related to their commercial vehicles.

As part of our leasing and rental operations, we also enter into contracts to provide full-service maintenance on some customers’ vehicles.  We had 851 vehicles under contract maintenance as of December 31, 2012, and 637 vehicles under contract maintenance as of December 31, 2011.  This revenue is included as parts and service revenue on the Consolidated Statement of Income.

New Commercial Vehicle Sales.   New heavy-duty truck sales represent the largest portion of our revenue, accounting for approximately $1,410.3 million, or 45.6%, of our total revenues in 2012. New Class 8 heavy-duty Peterbilt truck sales accounted for approximately 68.0% of our new commercial vehicle revenues for 2012.

Our Rush Truck Centers that sell new and used Class 8 heavy-duty trucks also sell medium-duty and light-duty commercial vehicles.  Certain Rush Truck Centers sell medium-duty commercial vehicles manufactured by Peterbilt, Hino, Isuzu, Ford, International or Mitsubishi Fuso and buses manufactured by Blue Bird, IC BUS and Elkhart and light-duty commercial vehicles manufactured by Ford (see Part I, Item 1, “General – Rush Truck Centers” for information on which brands we sell at each Rush Truck Center).  New medium-duty commercial vehicle sales, excluding new bus sales, accounted for approximately $425.8 million, or 13.8% of our total revenues for 2012, and 21.8% of our new commercial vehicle revenues for 2012.  New light-duty commercial vehicle sales accounted for approximately $45.4 million, or 1.5% of our total revenues for 2012, and 2.3% of our new commercial vehicle revenues for 2012.  New bus sales accounted for approximately $53.7 million, or 1.7% of our total revenues for 2012, and 2.8% of our new commercial vehicle revenues for 2012.

A significant portion of our new commercial vehicle sales are to fleet customers (customers who purchase more than five commercial vehicles in any 12-month period).  Because of the size and geographic scope of our Rush Truck Center network, our strong relationships with our fleet customers and our ability to handle large quantities of used commercial vehicle trade-ins, we are able to successfully market and sell to fleet customers nationwide.  We believe that we have a competitive advantage over most other dealers in that we can absorb multi-unit trade-ins often associated with fleet sales and effectively disperse the used commercial vehicles for resale throughout our dealership network.  We believe that the broad range of services we offer to purchasers of commercial vehicles at the time of purchase and post-purchase has resulted in a high level of customer loyalty.

Used Commercial Vehicle Sales.  Used commercial vehicle sales accounted for approximately $197.6 million, or 6.4%, of our total revenues for 2012.  We sell used commercial vehicles at most of our Rush Truck Centers.  We believe that we are well positioned to market used commercial vehicles due to our ability to recondition them for resale utilizing the parts and service departments of our Rush Truck Centers and our ability to move used commercial vehicles between Rush Truck Centers to satisfy customer demand. The majority of our used commercial vehicle inventory consists of commercial vehicles taken as trade-ins from new truck customers or retired from our lease and rental fleet, but we supplement our used commercial vehicle inventory by purchasing used commercial vehicles from third parties for resale.

New and Used Commercial Vehicle Financing.  Our Rush Truck Centers have personnel responsible for arranging third-party financing for our product offerings.  Generally, commercial vehicle finance contracts are memorialized through the use of installment contracts, which are secured by the commercial vehicles financed, and require a down payment, with the remaining balance financed over a two to seven-year period. The majority of finance contracts are sold to third parties without recourse to the Company.  The Company provides an allowance for repossession losses and early repayment penalties.

Truck Leasing and Rental.   Truck leasing and rental revenues accounted for approximately $100.3 million, or 3.2%, of our total revenues for 2012.  At our Rush Truck Leasing locations, we engage in full-service truck leasing under the PacLease and Idealease trade names.  Leasing and rental customers contribute to additional parts sales and service work at Rush Truck Centers because most of our leases require service and maintenance for the leased trucks to be performed at our facilities (or at facilities outside our service area, as we direct).  Rented trucks are also generally serviced at our facilities.  We had 4,508 vehicles in our lease and rental fleet as of December 31, 2012 compared to 3,363 vehicles as of December 31, 2011.  Generally, we sell trucks that have been retired from our lease and rental fleet through the used sales operations at our Rush Truck Centers.  Historically, we have realized gains on the sale of used lease and rental trucks.

Insurance Products

The sale of financial and insurance products accounted for approximately $13.6 million, or 0.4%, of our total revenue for 2012.  Finance and insurance revenues have minimal direct costs and, therefore, contribute a disproportionate share of our operating profits.

Insurance Products.  We sell, as agent, a complete line of property and casualty insurance to commercial vehicle owners.  Our agency is licensed to sell truck liability, collision and comprehensive, workers’ compensation, cargo, credit life and occupational accident insurance coverage offered by a number of leading insurance companies.   Our renewal rate in 2012 was 80%.  We also have licensed insurance agents at several Rush Truck Centers.

Sales and Marketing

Our established long history of operations in the commercial vehicle business has resulted in a strong customer base that is diverse in terms of geography, industry and scale of operations.  Our customers include owner operators, regional and national truck fleets, corporations and local governments.  During 2012, no single customer accounted for more than 10% of our sales by dollar volume.  We generally promote our products and related services through direct customer contact by our sales personnel, advertisements in trade magazines and attendance at industry shows.

In an effort to enhance our name recognition and to communicate the standardized high level of quality products and services provided at our Rush Truck Centers, we implement our “Rush” brand name concept at each of our dealerships.

Facility Management

Personnel.  Each of our facilities is typically managed by a general manager who oversees the operations, personnel and the financial performance of the location, subject to the direction of a regional manager and personnel at our corporate headquarters.  Additionally, each full-service Rush Truck Center is typically staffed by a sales manager, parts manager, service manager, body shop manager, sales representatives, parts employees, and other service and make-ready employees, as appropriate, given the services offered.  The sales staff of each Rush Truck Center is compensated on a salary plus commission or a commission only basis, while managers receive a combination of salary and performance bonus.  We believe that our employees are among the highest paid in their respective industry, which enables us to attract and retain qualified personnel.

On an annual basis, the regional managers work with the general managers to prepare detailed monthly profit and loss forecasts based upon historical information and projected trends.  During the year, the general managers regularly review their facility’s progress with their regional manager and senior management and make appropriate adjustments as needed.

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

Purchasing and Suppliers.  We believe that pricing is an important element of our marketing strategy.  Because of our size, we benefit from volume purchases at favorable prices that permit us to achieve a competitive pricing position in the industry. We purchase our commercial vehicle inventory and proprietary parts and accessories directly from the applicable vehicle manufacturer, wholesale distributors, or other sources that provide the most favorable pricing.  Most purchasing commitments are negotiated by personnel at our corporate headquarters. Historically, we have been able to negotiate favorable pricing levels and terms, which enable us to offer competitive prices for our products.

Management Information Systems.  We utilize our management information systems to monitor the inventory level of commercial vehicles and parts at each of our dealerships.  Management tracks historic sales levels of different product lines, which enables management to identify the appropriate level and combination of inventory and forms the basis of our operating plan.

Information received from industry analysts allows us to determine market share statistics and gross volume sales numbers for our products as well as those of competitors. Local management remains aware of changes within markets we service and are able to realign product lines and add new commercial vehicle models as demands of the market change.

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

On May 24, 2010, the Company acquired certain assets of Lake City Companies, LLC and certain of its subsidiaries and affiliates (collectively, "Lake City International"). Lake City International operated a commercial truck and bus sales, service, parts, finance and leasing business representing multiple brands at five locations in Utah, five locations in Idaho and one location in Oregon.  These locations now operate as Rush Truck Centers. Rush Truck Leasing operates Idealease truck rental and leasing franchises at locations in Salt Lake City, Utah, and Boise, Idaho.  The transaction, including the real estate, was valued at approximately $70.0 million.  The purchase price for the assets of the business was paid in cash and the purchase price for the real estate was partially paid in cash with the remainder financed with long-term debt.

On July 12, 2010, the Company acquired certain assets of Joe Cooper Truck Center LLC, which consisted of a Ford franchise in Oklahoma City, Oklahoma.  The newly acquired Ford franchise was added to the Company’s existing dealership in Oklahoma City, Oklahoma.  The transaction was valued at approximately $1.2 million, with the purchase price paid in cash.

On October 12, 2010, the Company acquired certain assets of Metro Ford Truck Sales, Inc., which consisted of a Ford and Isuzu commercial vehicle dealership in Dallas, Texas.  The Company is operating the facility as a full-service Rush Truck Center offering Ford and Isuzu medium-duty trucks, parts and service.  The transaction, including the real estate, was valued at approximately $5.6 million, with the purchase price paid in cash.

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

On March 14, 2011, the Company acquired certain assets of Asbury Automotive Atlanta L.L.C., a subsidiary of Asbury Automotive Group, Inc., which operates commercial truck and bus dealerships in the metro Atlanta area under the "Nalley Motor Trucks" name.  The acquisition included the International, Hino, Isuzu, UD, IC Bus and Workhorse franchises in metro Atlanta, dealership locations in Atlanta and Doraville and a collision center in Atlanta.  These locations now operate as Rush Truck Centers.  The transaction was valued at approximately $55.3 million.  The purchase price for the assets of the business was paid in cash and the purchase price for the real estate was partially paid in cash with the remainder financed with long-term debt.

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

On December 5, 2011, the Company acquired certain assets of West Texas Peterbilt, which consisted of dealerships in Amarillo, Lubbock and Odessa, Texas that offer Peterbilt trucks, parts and service, a parts and service facility in Dalhart, Texas and a parts facility in Hereford, Texas.  These dealerships now operate as Rush Truck Centers.  Rush Truck Leasing operates a PacLease truck rental and leasing franchise in Lubbock, Texas.  The transaction, including real estate, was valued at approximately $24.6 million.  The purchase price for the assets of the business was paid in cash and the purchase price for the real estate was partially paid in cash with the remainder financed with long-term debt.

On December 31, 2012, the Company acquired certain assets of MVI Group, which operated commercial truck and bus dealerships in Ohio under the names of Miami Valley International, Center City International, CCI North Coast and Buckeye Truck Centers.  The acquisition included International, IC Bus, and Isuzu franchise locations in Akron, Cincinnati, Cleveland, Columbus, Dayton, Findlay and Lima, Ohio.  These dealerships now operate as Rush Truck Centers.  Rush Truck Leasing now operates Idealease truck rental and leasing franchises in Cincinnati, Cleveland, Columbus, Dayton and Lima, Ohio.  The transaction, including real estate, was valued at approximately $104.5 million.  The purchase price for the assets of the business was financed under the Company’s floor plan and lease and rental truck financing arrangements with the remainder paid in cash.

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

Our dealerships compete with dealerships representing other manufacturers including commercial vehicles manufactured by Mack, Freightliner, Kenworth, Volvo, and Western Star.  We believe that our dealerships are able to compete with manufacturer-owned dealers, independent dealers, independent service centers, parts wholesalers, commercial vehicle wholesalers, rental service companies and industrial auctioneers in distributing our products and providing service because of the following: the overall quality and reputation of the products we sell; the “Rush” brand name recognition and reputation for quality service; and our ability to provide comprehensive parts and service support, as well as financing, insurance and other customer services.

Dealership Agreements

Peterbilt.  We have entered into nonexclusive dealership agreements with Peterbilt which authorize us to act as a dealer of Peterbilt heavy- and medium-duty trucks. Our Peterbilt areas of responsibility currently encompass areas in the states of Alabama, Arizona, California, Colorado, Florida, New Mexico, North Carolina, Oklahoma, Tennessee and Texas. These dealership agreements currently have terms expiring between March 2013 and August 2015 and impose certain operational obligations and financial requirements upon us and our dealerships. The Company’s dealership agreements with Peterbilt may be terminable by Peterbilt in the event the aggregate voting power of W. Marvin Rush, W.M. “Rusty” Rush, other members of the Rush family and certain executives of the Company decreases below 22%.  Sales of new Peterbilt commercial vehicles accounted for approximately 47.4% of our total revenues for 2012.

Other Commercial Vehicle Suppliers.  In addition to our dealership agreements with Peterbilt, various Rush Truck Centers have entered into dealership agreements with other commercial vehicle manufacturers including Autocar, Blue Bird, Ford, Hino, IC, International, Isuzu, Micro Bird and Mitsubishi, which currently have terms expiring between March 2013 and December 2017.  These dealership agreements impose operating requirements upon us and require consent from the affected supplier for sale or transfer of such dealership agreement.  Sales of non-Peterbilt commercial vehicles accounted for approximately 15.2% of our total revenues for 2012.

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

Floor Plan Financing

Commercial Vehicles.  During 2012, we financed substantially all new commercial vehicle inventory and the loan value of our used commercial vehicle inventory under a credit agreement with General Electric Capital Corporation (“GE Capital”).  Interest under the credit agreement is LIBOR plus 2.23% on inventory loans up to $500.0 million and LIBOR plus 2.95% on inventory loans exceeding $500.0 million and is payable monthly.  The credit agreement allows the Company to prepay inventory loans, provided that the prepayment does not exceed the sum of 38% of the aggregate inventory loans made up to $500.0 million plus 100% of the inventory loans above $500.0 million.  GE Capital may terminate this credit agreement without cause upon 120 days notice.  As of December 31, 2012, we had approximately $500.0 million outstanding under the credit agreement.

In June 2012, the Company entered into a wholesale financing agreement with Ford Motor Credit Company that provides for the financing of, and is collateralized by, the Company’s Ford new vehicle inventory.  This wholesale financing agreement bears interest at a rate of Prime plus 150 basis points minus certain incentives and rebates; however, the prime rate is defined to be a minimum of 3.75%.  As of December 31, 2012, the interest rate on the wholesale financing agreement was 5.25% before considering the applicable incentives. As of December 31, 2012, the Company had an outstanding balance of $34.5 million under the Ford Motor Credit Company wholesale financing agreement.

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

Trademarks

The trademarks and trade names of the manufacturers we represent, which are used in connection with our marketing and sales efforts, are subject to limited licenses included in our dealership agreements with each manufacturer. The licenses are for the same periods as our dealership agreements. These trademarks and trade names are widely recognized and are important in the marketing of our products. Each licensor engages in a continuous program of trademark and trade name protection.  We hold registered trademarks from the U.S. Patent and Trademark Office for the names “Rush Enterprises,” “Rush Truck Center,” “Associated Truck Insurance Services,” “Chrome Country” and “Rig Tough.”

Employees

On December 31, 2012, the Company had 4,372 employees. The Company has no contracts or collective bargaining agreements with labor unions and has never experienced work stoppages.  The Company considers its relations with its employees to be good.

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

Backlog

On December 31, 2012, the Company’s backlog of commercial vehicle orders was approximately $719.2 million as compared to a backlog of commercial vehicle orders of approximately $678.7 million on December 31, 2011. The Company includes only confirmed orders in its backlog.  The delivery time for a custom-ordered commercial vehicle varies depending on the commercial vehicle specifications and demand for the particular model ordered, however, the Company expects to fill all of its backlog orders during 2013.  The Company sells the majority of its new commercial vehicles by customer special order, with the remainder sold out of inventory.  Orders from a number of the Company’s major fleet customers are included in the Company’s backlog as of December 31, 2012.

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

Item 1A.  Risk Factors

An investment in our common stock is subject to risks inherent to our business.  In addition to the other information contained in this Form 10-K, we recommend that you carefully consider the following risk factors in evaluating our business.  If any of the following risks actually occur, our financial condition and results of operations could be materially adversely affected. If this were to happen, the value of our common stock could decline significantly, and you could lose all or part of your investment.  This report is qualified in its entirety by these risk factors.

Risks Related to Our Business

We are substantially dependent upon PACCAR for the supply of Peterbilt trucks and parts, the sale of which generates the majority of our revenues.

At certain Rush Truck Centers, we operate as a dealer of Peterbilt trucks and parts pursuant to dealership agreements with Peterbilt, a division of PACCAR.  We have no control over the management or operation of Peterbilt or PACCAR.  During 2012, the majority of our revenues resulted from sales of trucks purchased from Peterbilt and parts purchased from PACCAR. Due to our dependence on PACCAR and Peterbilt, we believe that the long-term success of our Rush Truck Centers depends, in large part, on the following:

•	our ability to maintain our dealership agreements with Peterbilt;

•	the manufacture and delivery of competitively-priced, high quality Peterbilt trucks and parts by PACCAR in quantities sufficient to meet our requirements;

•	the overall success of PACCAR and Peterbilt;

•	PACCAR’s continuation of its Peterbilt division;

•	the maintenance of goodwill associated with the Peterbilt brand, which can be adversely affected by decisions made by PACCAR, Peterbilt and the owners of other Peterbilt dealerships; and

•	Peterbilt’s ability to offer vehicles that meet federal and state emissions requirements.

A negative change in any of the preceding could have a material adverse affect on our operations, revenues and profitability.

Our dealership agreements may be terminable upon a change of control and we cannot control whether our controlling shareholder and management maintain their current positions.

We have entered into nonexclusive dealership agreements with Peterbilt that authorize us to act as a dealer of Peterbilt trucks. Peterbilt may terminate our dealership agreements in the event of a change of control of the Company or if we violate any number of provisions in the dealership agreements. Under our Peterbilt dealership agreements, a change of control occurs if (i) with respect to the election of directors, the aggregate voting power held by W. Marvin Rush, W. M. “Rusty” Rush, Barbara Rush, Robin M. Rush, David C. Orf, James Thor, Martin A. Naegelin, Scott Anderson, Derrek Weaver, Steven Keller, Corey Lowe and Rich Ryan (collectively, the “Dealer Principals”) decreases below 22% (such persons controlled 28.3% of the aggregate voting power with respect to the election of directors as of December 31, 2012); or (ii) any person or entity other than the Dealer Principals and their respective associates or any person or entity who has been approved in writing by PACCAR, owns common stock with a greater percentage of the voting power with respect to the election of our directors than the Dealer Principals and their respective associates, in the aggregate, or any person other than W. Marvin Rush, W. M. “Rusty” Rush, Robin M. Rush or any person who has been approved in writing by PACCAR holds the office of Chairman of the Board, President or Chief Executive Officer of the Company. We have no control over the transfer or disposition by W. Marvin Rush or by his estate of his common stock. If W. Marvin Rush or W.M. “Rusty” Rush were to sell their Class B common stock or bequest their Class B common stock to nonfamily members or if their estates are required to liquidate their Class B common stock to pay estate taxes or otherwise, the change of control provisions of the Peterbilt dealership agreements may be triggered and cause us to lose our critical right to sell Peterbilt products.  If our dealership agreements with Peterbilt are terminated, we will lose the right to purchase Peterbilt products, which would have a material adverse effect on our operations, revenues and profitability.

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

Several of our large customers provide oil and gas production services.  The oil and gas exploration and production industry is a historically cyclical industry characterized by significant changes in the levels of exploration and development activities. Oil and gas prices, and market expectations of potential changes in those prices, significantly affect the levels of those activities. Any reduction in the overall level of exploration and development activities, whether resulting from changes in oil and gas prices or otherwise, could materially adversely affect our business, financial condition and results of operations.

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

Our primary floor plan financing agreement and some of our other debt are subject to variable interest rates. Therefore, our interest expense would rise with any increase in interest rates. A rise in interest rates may also have the effect of depressing demand in the interest rate sensitive aspects of our business, particularly new and used commercial vehicle sales, because many of our customers finance these large purchases. As a result, a rise in interest rates may have the effect of simultaneously increasing our costs and reducing our revenues, which could materially affect our business, financial condition and results of operations. See “Quantitative and Qualitative Disclosures about Market Risk” for a discussion regarding our interest rate sensitivity.

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

Adverse regional economic and competitive conditions in the geographic markets in which we operate could materially adversely affect our business, financial condition and results of operations. Our new commercial vehicle sales volume therefore may differ from industry sales fluctuations.

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

Our dealership agreements generally do not contractually provide us with exclusive dealerships in any territory.  The manufacturers we represent could elect to create additional dealers in our market areas in the future, subject to restrictions imposed by state laws. While dealership agreements typically restrict dealers from operating sales or service facilities outside their assigned territory, such agreements do not restrict fleet or other sales or marketing activity outside the assigned territory.  Accordingly, we engage in fleet sales and other marketing activities outside our assigned territories and other dealers engage in similar activities within our territories.

Our dealership agreements with Peterbilt, International, Autocar, Mitsubishi, Hino, Ford, Isuzu, Elkhart, Blue Bird and IC Bus have current terms expiring between March 2013 and May 2018.  Upon expiration of each agreement, we must negotiate a renewal.  In many states, state dealer franchise laws restrict the manufacturer’s ability to refuse to renew dealership agreements or to impose new terms upon renewal. To the extent such laws do permit non-renewal or imposition of new terms, the relatively short terms will give the manufacturers the opportunity to exercise such rights. Any non-renewal or imposition of less favorable terms upon renewal could have an adverse impact on our business.

The dollar amount of our backlog, as stated at any given time, is not necessarily indicative of our future earnings.

As of December 31, 2012, our backlog of new commercial vehicle orders was approximately $719.2 million. Our backlog is determined quarterly by multiplying the number of new commercial vehicles for each particular type of commercial vehicle ordered by a customer at our Rush Truck Centers by the recent average selling price for that type of commercial vehicle.  We only include confirmed orders in our backlog.  However, such orders are subject to cancellation.  In the event of order cancellation, we have no contractual right to the total revenues reflected in our backlog.

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

As a result of the conditions in the global credit markets, we have been unable to liquidate our holdings of certain ARS because the auctions for the ARS we hold have failed.  As of December 31, 2012, the Company held ARS with underlying tax-exempt municipal bonds that mature in 2030 that have a fair value of $6.6 million and a cost basis of $7.6 million.  This decrease in fair value is considered temporary and the impairment charge is recorded as other comprehensive income, a component of shareholder equity.  We continue to earn interest on these investments at the contractual rate.  In the event we need to access these funds, we will not be able to do so until a future auction is successful, the issuer redeems the securities, a buyer is found outside of the auction process or the securities mature.  If these ARS are unable to successfully clear at future auctions or issuers do not redeem the securities, we may be required to further adjust the carrying value of the securities and record additional impairment charges.  If we determine that the fair value of these ARS is further impaired, we will record a temporary impairment within other comprehensive income, a component of stockholders’ equity.  If it is determined that the fair value of these securities is other than temporarily impaired, we would recognize the credit loss portion of the other than temporary impairment in earnings, which could adversely impact our results of operations and financial condition.  Any noncredit loss would be recognized in other comprehensive income.  For further discussion of the risks related to our auction rate securities, see Note 9 – Financial Instruments and Fair Value of the Notes to Consolidated Financial Statements and Item 7A – Quantitative and Qualitative Disclosures about Market Risk.

Risks Related to Our Common Stock

We are controlled by two shareholders and their affiliates.

Collectively, W. Marvin Rush and W. M. “Rusty” Rush and their affiliates own approximately 0.33% of our issued and outstanding shares of Class A common stock and 31.9% of our issued and outstanding Class B common stock.  W. Marvin Rush and W. M. “Rusty” Rush collectively control more than 28.3% of the aggregate voting power of our outstanding shares and voting power which is superior to that of any other person or group. The interests of W. Marvin Rush and W.M. “Rusty” Rush may not be consistent with the interests of all shareholders.  As a result of such ownership, W. Marvin Rush and W. M. “Rusty” Rush have the power to effectively control the Company, including the election of directors, the determination of matters requiring shareholder approval and other matters pertaining to corporate governance.

Our dealership agreements could discourage another company from acquiring us.

Our dealership agreements with Peterbilt impose ownership requirements on officers of the Company.  All of our dealer agreements include restrictions on the sale or transfer of the underlying franchises. These ownership requirements and restrictions may prevent or deter prospective acquirers from acquiring control of us and, therefore, may adversely impact the value of our common stock.

Additionally, W. Marvin Rush and W. M. “Rusty” Rush have granted Peterbilt a right of first refusal to purchase their respective shares of common stock in the event that they desire to transfer in excess of 100,000 shares in any 12-month period to any person other than an immediate family member, an associate or another Dealer Principal.  However, in the case of W. Marvin Rush, certain shares of his Class B common stock of the Company are exempt from his rights of first refusal agreement.  These rights of first refusal, the number of shares owned by W. Marvin Rush and W.M. “Rusty” Rush and their affiliates, the requirement in our dealership agreements that the Dealer Principals retain a controlling interest in us, the restrictions on the sale or transfer of our franchises contained in our dealer agreements combined with the ability of the Board of Directors to issue shares of preferred stock without further vote or action by the shareholders, may discourage, delay or prevent a change in control without further action by our shareholders, which could adversely affect the market price of our common stock or prevent or delay a merger or acquisition that our shareholders may consider favorable.

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

The market price of our Class B common stock has historically been lower than the market price of our Class A common stock.  The volume of trading in our Class B common stock varies greatly and may often be light.  As of December 31, 2012, the three-month average daily trading volume of our Class B common stock was approximately 4,000 shares, with several days having a trading volume below 500 shares.  If any large shareholder were to begin selling shares in the market,  the added available supply of shares could cause the market price of our Class B common stock to drop.  In addition, the lack of a robust resale market may require a shareholder to sell a large number of shares of our Class B common stock in increments over time to mitigate any adverse impact of the sales on the market price of our Class B common stock.

Item 1B.  Unresolved Staff Comments

None

Item 2.  Properties

The Company’s corporate headquarters are located in New Braunfels, Texas.  As of December 2012, the Company also owns or leases numerous facilities used in our operations in the following states:  Alabama, Arizona, California, Colorado, Florida, Georgia, Idaho, New Mexico, North Carolina, Ohio, Oklahoma, Oregon, Tennessee, Texas and Utah.  A Rush Truck Center may be comprised of one or more locations, generally in close proximity, in the same metropolitan area.  These facilities consist primarily of office space, display lots, service facilities and parking lots.

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

	2012		2011
	High	Low	High	Low
Class A Common Stock

First Quarter	$24.66	$20.47	$21.25	$17.82
Second Quarter	21.70	15.01	21.99	17.43
Third Quarter	19.58	14.05	21.77	14.14
Fourth Quarter	20.75	15.98	21.47	12.76

Class B Common Stock

First Quarter	$21.01	$16.48	$18.33	$15.60
Second Quarter	17.68	12.37	19.05	14.75
Third Quarter	17.00	11.58	17.89	11.67
Fourth Quarter	17.61	14.81	17.41	10.58

As of March 1, 2013, there were approximately 39 record holders of the Class A common stock and approximately 50 record holders of the Class B common stock.

The Company did not pay dividends during the fiscal year ended December 31, 2012, or the fiscal year ended December 31, 2011.  The Board of Directors intends to retain any earnings of the Company to support operations and to finance expansion. Any future determination as to the payment of dividends will be at the discretion of the Board of Directors of the Company and will depend on the Company’s financial condition, results of operations, capital requirements and such other factors as the Board of Directors deems relevant.

The Company has not sold any securities in the last three years that were not registered under the Securities Act.

The Company did not repurchase any shares of its Class A Common Stock or Class B Common Stock during the fourth quarter of 2012.

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

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(in thousands, except per share amounts)
SUMMARY OF INCOME STATEMENT DATA
Revenues
New and used commercial vehicle sales	$2,149,335	$1,801,964	$926,584	$738,705	$1,041,189
Parts and service sales	817,280	675,277	489,259	395,133	457,669
Lease and rental	100,247	83,426	67,423	53,710	54,813
Finance and insurance	13,638	10,867	7,922	7,468	11,801
Other	10,067	9,077	6,739	5,437	5,721
Total revenues	3,090,567	2,580,611	1,497,927	1,200,453	1,571,193
Cost of products sold	2,589,800	2,157,334	1,213,037	984,812	1,291,001
Gross profit	500,767	423,277	284,890	215,641	280,192
Selling, general and administrative	361,727	306,273	227,467	192,296	218,775
Depreciation and amortization	25,016	20,084	15,720	15,890	15,273
Gain (loss) on sale of assets	176	418	(36)	162	128
Operating income	114,200	97,338	41,667	7,617	46,272
Interest expense, net	13,017	7,161	5,363	5,695	7,230
Income from continuing operations before income taxes	101,183	90,177	36,304	1,922	39,042
Provision (benefit) for income taxes	38,728	34,964	11,737	(3,173)	13,864
Income from continuing operations	62,455	55,213	24,567	5,095	25,178
Income from discontinued operations, net of taxes	−	−	6,715	789	3,687
Net income	$62,455	$55,213	$31,282	$5,884	$28,865

Earnings per common share - Basic:
Income from continuing operations	$1.62	$1.46	$0.66	$0.14	$0.66
Net income	$1.62	$1.46	$0.84	$0.16	$0.76

Earnings per common share - Diluted:
Income from continuing operations	$1.57	$1.42	$0.64	$0.14	$0.65
Net income	$1.57	$1.42	$0.82	$0.16	$0.75

Weighted average shares outstanding:
Basic	38,643	37,861	37,307	37,066	38,089
Diluted	39,688	39,014	38,218	37,597	38,587

	Year Ended December 31,
	2012	2011	2010	2009	2008
OPERATING DATA
Unit vehicle sales −
New vehicles	18,427	15,540	7,680	6,615	9,289
Used vehicles	4,744	4,649	3,461	2,875	3,234
Total unit vehicles sales	23,171	20,189	11,141	9,490	12,523
Truck lease and rental units (including units under contract maintenance)	5,359	4,000	3,809	3,033	2,570

	December 31,
	2012	2011	2010	2009	2008
	(in thousands)
BALANCE SHEET DATA
Working capital	$217,613	$189,214	$143,778	$164,165	$177,117
Inventories	690,953	649,626	321,933	252,219	343,032
Assets held for sale	−	−	−	22,719	24,479
Total assets	1,881,566	1,717,701	1,167,933	977,297	1,056,790

Floor plan notes payable	534,520	520,693	237,810	189,256	282,702
Long-term debt, including current portion	399,664	328,287	252,129	209,502	209,677
Capital lease obligations, including current portion	49,973	45,554	42,202	34,444	14,820
Total shareholders’ equity	607,946	531,234	464,919	426,225	416,041

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The Company’s record results in 2012 validate our sustained efforts to build an organization with a diversified earnings base.  The Company continues to work to position itself as a service solutions provider to the commercial vehicle industry by implementing our growth strategy to expand our portfolio of aftermarket services, broadening the diversity of our commercial vehicle product offerings and extending our network of service points across the United States.  The Company’s commitment to provide innovative solutions to service its customers’ business needs continues to drive its strong parts, service and body shop revenues.  The service needs of an aged fleet also contributed to the growth in our aftermarket revenues in 2012.

The Company’s aftermarket capabilities include a wide range of services and products such as a fleet of mobile service units, mobile technicians who staff customers’ facilities, a proprietary line of commercial vehicle parts and accessories, new diagnostic and analysis capabilities, factory certified service for alternative fuel vehicles and assembly service for specialized bodies and equipment.  As a result of the Company’s efforts to expand aftermarket capabilities, aftermarket operations now account for more than 60% of the Company’s total gross profits.

The Company continues to offer a commercial vehicle product line to include medium-duty and light-duty trucks, buses and vocational specialty vehicles such as refuse trucks, tow trucks and truck-mounted cranes.  The Company has developed relationships with a more diverse customer base across a wide range of market segments, resulting in our ability to offer a complete range of solutions from sales of new vehicles to aftermarket support for vehicles in operation.

The Company continues to invest in its infrastructure to better serve its customers operating natural gas vehicles in anticipation of continued adoption of this technology.  Substantial investments have been made at six Rush Truck Center locations to enable technicians to perform certified CNG and LNG service, with plans in place to bring additional facilities online as needed in key markets.   Approximately 85 technicians have been factory-certified to service natural gas fuel systems.  The Company believes that natural gas-powered vehicles will grow in popularity and could represent up to 10% of the Class 8 new truck sales market by 2017.

The Company has a track record of growth through acquisitions and additions of dealerships within its current areas of responsibility.  It now operates a contiguous network of 78 Rush Truck Centers across the United States.  The Company believes that this geographic diversity will more effectively allow the Company to withstand regional economic downturns and expand service capabilities that better match the footprint of its customer base.

On December 31, 2012, the Company acquired certain assets of MVI Group, which operated commercial truck and bus dealerships in Ohio under the names of Miami Valley International, Center City International, CCI North Coast and Buckeye Truck Centers.  The acquisition included International, IC Bus, and Isuzu franchise locations in Akron, Cincinnati, Cleveland, Columbus, Dayton, Findlay and Lima, Ohio.  These dealerships now operate as Rush Truck Centers.  Rush Truck Leasing now operates Idealease truck rental and leasing franchises in Cincinnati, Cleveland, Columbus, Dayton and Lima, Ohio.  The transaction, including real estate, was valued at approximately $104.5 million.  The purchase price for the assets of the business was financed under the Company’s floor plan and lease and rental truck financing arrangements with the remainder paid in cash.  The Company now operates 24 full service Navistar locations and one collision center in 6 states.

On February 1, 2013, the Company’s Board of Directors approved a stock repurchase program authorizing the Company to repurchase, from time to time, up to an aggregate of $40.0 million of its shares of Class A common stock and/or Class B common stock.  Repurchases will be made at times and in amounts as the Company deems appropriate and will be made through open market transactions, privately negotiated transactions and other lawful means. The manner, timing and amount of any repurchases will be determined by the Company based on an evaluation of market conditions, stock price and other factors.  The stock repurchase program expires on February 12, 2014 and may be suspended or discontinued at any time.  While the stock repurchase program does not obligate the Company to acquire any particular amount or class of common stock, the Company anticipates that it will be repurchasing primarily shares of its Class B common stock.

Key Performance Indicator

Absorption Ratio. Management uses several performance metrics to evaluate the performance of its commercial vehicle dealerships, and considers Rush Truck Centers’ “absorption ratio” to be of critical importance.  Absorption ratio is calculated by dividing the gross profit from the parts, service and body shop departments by the overhead expenses of all of a dealership’s departments, except for the selling expenses of the new and used commercial vehicle departments and carrying costs of new and used commercial vehicle inventory.  When 100% absorption is achieved, all of the gross profit from the sale of a commercial vehicle, after sales commissions and inventory carrying costs, directly impacts operating profit.  In 1999, the Company’s commercial vehicle dealerships’ absorption ratio was approximately 80%.  The Company has made a concerted effort to increase its absorption ratio since 1999.  The Company’s commercial vehicle dealerships achieved a 115.9% absorption ratio for the year in 2012 and 113.9% absorption ratio for the year in 2011.

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

Goodwill

Goodwill is not amortized but instead is tested at least annually by reporting unit for impairment, or more frequently when events or changes in circumstances indicate that the asset might be impaired.

Goodwill is reviewed for impairment utilizing a two-step process.  The first step requires the Company to compare the fair value of the reporting unit, which is the same as the segment, to the respective carrying value.  The Company considers its Truck Segment to be a reporting unit for purposes of this analysis.  If the fair value of the reporting unit exceeds its carrying value, the goodwill is not considered impaired.  If the carrying value is greater than the fair value, there is an indication that an impairment may exist and a second step is required.  In the second step of the analysis, the implied fair value of the goodwill is calculated as the excess of the fair value of a reporting unit over the fair values assigned to its assets and liabilities.  If the implied fair value of goodwill is less than the carrying value of the reporting unit’s goodwill, the difference is recognized as an impairment loss.

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

Goodwill was tested for impairment during the fourth quarter of 2012 and no impairment write down was required.  The fair value of our reporting unit exceeded the carrying value of its net assets.  As a result, we were not required to conduct the second step of the impairment test.  The Company does not believe its reporting unit is at risk of failing step one of the impairment test.

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

Changes in the frequency, severity, and development of existing claims could influence the Company’s reserve for claims and financial position, results of operations and cash flows.  The Company does not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions it used to calculate its self-insured liabilities.  However, if actual results are not consistent with our estimates or assumptions, the Company may be exposed to losses or gains that could be material.  A 10% change in the Company’s estimate would have changed its reserve for these losses at December 31, 2012 by $0.6 million.

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

New Accounting Standards

In June 2011, the Financial Accounting Standards Board (“FASB”) issued an amendment to the existing guidance on the presentation of comprehensive income.  Under the amended guidance, entities have the option to present the components of net income and other comprehensive income in either a single continuous statement of comprehensive income or in two separate but consecutive statements.  Entities no longer have the option of presenting the components of other comprehensive income within the statement of changes in stockholders’ equity.  This amendment was effective on a retrospective basis for fiscal years, and interim periods within those years, beginning after December 15, 2011, which was the first quarter of 2012 for the Company.  The adoption of this amendment resulted in a change to the Company’s current presentation of comprehensive income, but did not have any impact on the Company’s consolidated financial statements and related disclosures.

The FASB amended existing guidance by requiring that additional information be disclosed about items reclassified ("reclassification adjustments") out of accumulated other comprehensive income. The additional information includes separately stating the total change for each component of other comprehensive and separately disclosing both current-period other comprehensive income and reclassification adjustments. Entities are also required to present, either on the face of the income statement or in the notes to the financial statements, significant amounts reclassified out of accumulated other comprehensive income as separate line items of net income but only if the entire amount reclassified must be reclassified to net income in the same reporting period.  For amounts that are not required to be reclassified in their entirety to net income, an entity must cross-reference to other disclosures that provide additional detail about those amounts. This accounting standard will be effective for interim and annual periods beginning after December 15, 2012.   The Company does not believe the adoption of this update will have a material impact on its financial statements.

Results of Operations

The following discussion and analysis includes the Company’s historical results of operations for 2012, 2011 and 2010.  The following table sets forth for the years indicated certain financial data as a percentage of total revenues:

	Year Ended December 31,
	2012	2011	2010

New and used commercial vehicle sales	69.6%	69.8%	61.9%
Parts and service sales	26.5	26.2	32.7
Lease and rental	3.2	3.2	4.5
Finance and insurance	0.4	0.4	0.5
Other	0.3	0.4	0.4
Total revenues	100.0	100.0	100.0

Cost of products sold	83.8	83.6	81.0
Gross profit	16.2	16.4	19.0

Selling, general and administrative	11.7	11.9	15.2
Depreciation and amortization	0.8	0.7	1.0
Operating income	3.7	3.8	2.8
Interest expense, net	0.4	0.3	0.4
Income from continuing operations before income taxes	3.3	3.5	2.4
Provision for income taxes	1.3	1.4	0.8
Income from continuing operations	2.0	2.1	1.6
Income from discontinued operations	0.0	0.0	0.4
Net income	2.0%	2.1%	2.0%

The following table sets forth the unit sales and revenue for new heavy-duty, new medium-duty, new light-duty and used commercial vehicles and the absorption ratio for the years indicated (revenue in millions):

				% Change
	2012	2011	2010	2012 vs 2011	2011 vs 2010
Vehicle unit sales:
New heavy-duty vehicles	9,925	9,052	4,746	9.6%	90.7%
New medium-duty vehicles	7,126	5,469	2,820	30.3%	93.9%
New light-duty vehicles	1,376	1,019	114	35.0%	793.9%
Total new vehicle unit sales	18,427	15,540	7,680	18.6%	102.3%

Used vehicles sales	4,744	4,649	3,461	2.0%	34.3%

Vehicle revenue:
New heavy-duty vehicles	$1,410.3	$1,186.5	$595.4	18.9%	99.3%
New medium-duty vehicles	479.5	380.7	185.9	26.0%	104.8%
New light-duty vehicles	45.4	33.3	4.2	36.3%	692.9%
Total new vehicle revenue	$1,935.2	$1,600.5	$785.5	20.9%	103.8%

Used vehicle revenue	$197.6	$193.3	$139.0	2.2%	39.1%

Other vehicle revenue:(1)	$16.5	$8.2	$2.1	101.2%	290.5%

Dealership absorption ratio:	115.9%	113.9%	105.5%	1.8%	8.0%

(1) Includes sales of glider kits, truck bodies, trailers and other new equipment.

The following table sets forth for the periods indicated the percent of gross profit by revenue source:

	2012	2011	2010
Gross Profit:
New and used commercial vehicle sales	28.7%	29.0%	25.2%
Parts and service sales	63.4	63.0	66.1
Lease and rental	3.2	3.3	3.5
Finance and insurance	2.7	2.6	2.8
Other	2.0	2.1	2.4
Total gross profit	100.0%	100.0%	100.0%

Industry

We currently operate in the commercial vehicle market. There has historically been a high correlation between new product sales in the commercial vehicle market and the rate of change in U.S. industrial production and the U.S. gross domestic product.

Heavy-Duty Truck Market

The U.S. retail heavy-duty truck market is affected by a number of factors relating to general economic conditions, including fuel prices, government regulation, interest rate fluctuations, economic recessions, other methods of transportation and customer business cycles. In addition, unit sales of new commercial vehicles have historically been subject to substantial cyclical variation based on general economic conditions.  According to data published by A.C.T. Research, in recent years total U.S. retail sales of new Class 8 trucks have ranged from a low of approximately 97,000 in 2009 to a high of approximately 291,000 in 2006.  Class 8 trucks are defined by the American Automobile Association as trucks with a minimum gross vehicle weight rating above 33,000 pounds.

Typically, Class 8 trucks are assembled by manufacturers utilizing certain components that may be manufactured by other companies, including engines, transmissions, axles, wheels and other components. As commercial vehicles and commercial vehicle components have become increasingly complex, the ability to provide state-of-the-art service for commercial vehicles has become a competitive factor in the industry. The ability to provide such service requires a significant capital investment in diagnostic and other equipment, parts inventory and highly trained service personnel. Environmental Protection Agency (“EPA”) and U.S. Department of Transportation (“DOT”) regulatory guidelines for service processes, including body shop, paint work and waste disposal, require sophisticated operating and testing equipment to ensure compliance with environmental and safety standards. Additionally, in the future we believe that more of our customers will lease Class 8 trucks as fleets and seek to establish full-service leases or rental contracts, which provide for turnkey service including parts, maintenance and, potentially, fuel, fuel tax reporting and other services. Differentiation between commercial vehicle dealers has become less dependent on price competition and is increasingly based on a dealer’s ability to offer a wide variety of services to their clients in a timely manner to minimize vehicle downtime. Such services include the following: efficient, conveniently located and easily accessible commercial vehicle service centers with an adequate supply of replacement parts; financing for commercial vehicle purchases; leasing and rental programs; and the ability to accept multiple unit trade-ins related to large fleet purchases. We believe our one-stop center concept and the size and geographic diversity of our dealer network gives us a competitive advantage in providing these services.

A.C.T. Research currently estimates approximately 198,000 new Class 8 trucks will be sold in the United States in 2013, compared to approximately 198,700 new Class 8 trucks sold in 2012.  A.C.T. Research currently forecasts sales of new Class 8 trucks in the U.S. to be approximately 228,000 in 2014.

Medium-Duty Truck Market

Many of our Rush Truck Centers sell medium-duty commercial vehicles manufactured by Peterbilt, International, Hino, Ford, Mitsubishi Fuso or Isuzu, and all of our Rush Truck Centers provide parts and service for medium-duty commercial vehicles.  Medium-duty commercial vehicles are principally used in short-haul, local markets as delivery vehicles.  Medium-duty commercial vehicles typically operate locally and generally do not leave their service areas overnight.  The Company also sells light-duty vehicles (Class 3 and under) at three of its Ford dealerships.

A.C.T. Research currently forecasts sales of new Class 4 through 7 commercial vehicles in the U.S. to be approximately 186,000 in 2013, compared to 164,000 in 2012.  A.C.T. Research currently forecasts sales of new Class 4 through 7 commercial vehicles in the U.S. to be approximately 200,000 in 2014.

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

Revenues

Revenues increased $510.0 million, or 19.8%, in 2012, compared to 2011.

Our parts, service and body shop revenues increased $142.0 million, or 21.0%, in 2012, compared to 2011. This increase is the result of increased service needs of aging vehicles, continued service activity related to the energy sector, expanded product and service offerings and acquisitions that occurred in the fourth quarter of 2011.  The Company expects parts, service and body shop sales to continue to remain strong through 2013 and remains focused on expanding aftermarket product and service offerings.

Revenues for the sale of new and used commercial vehicles increased $347.4 million, or 19.3%, in 2012, compared to 2011.  Demand for commercial vehicles increased as general economic conditions in the United States continued to improve and credit was being made available on reasonable terms to a wider range of buyers.

The Company sold 9,925 heavy-duty trucks in 2012, a 9.6% increase compared to 9,052 heavy-duty trucks in 2011.  According to A.C.T. Research, the U.S. Class 8 truck market increased 14.0% in 2012, compared to 2011.  The Company’s share of the U.S. Class 8 truck sales market decreased to approximately 5.0% in 2012, from 5.2% in 2011.  This decrease in market share is primarily the result of a decrease in International’s U.S. Class 8 market share.  Navistar was forced to change its Class 8 engine strategy in 2012, which had a significant negative impact on sales of Class 8 International trucks in the U.S.  International’s U.S. Class 8 market share decreased from 20.7% in 2011 to 17.5% in 2012.  The Company anticipates International’s new Class 8 truck market share to increase by 2014.  The Company expects its market share to range between 5.2% and 5.5% of U.S. Class 8 truck sales in 2013.  This market share percentage would result in the sale of approximately 10,300 to 10,800 of Class 8 trucks in 2013 based on A.C.T. Research’s U.S. retail sales estimate of 198,000 units.

The Company sold 7,126 medium-duty commercial vehicles, including 597 buses, in 2012, a 30.3% increase compared to 5,469 medium-duty commercial vehicles, including 1,074 buses, in 2011.  A.C.T. Research estimates that unit sales of Class 4 through 7 commercial vehicles in the U.S. increased approximately 14.0% in 2012, compared to 2011.  In 2012, the Company achieved a 4.3% share of the Class 4 through 7 commercial vehicle sales market in the U.S.  The Company expects its market share to range between 4.1% and 4.6% of U.S. Class 4 through 7 commercial vehicle sales in 2013.  This market share percentage would result in the sale of approximately 7,500 to 8,500 of Class 4 through 7 commercial vehicles in 2012 based on A.C.T. Research’s current U.S. retail sales estimates of 184,000 units.

The Company sold 1,376 light-duty vehicles in 2012, a 35.0% increase compared to 1,019 light-duty vehicles in 2011.  The Company expects to sell approximately 1,500 light-duty vehicles in 2013.

The Company sold 4,744 used commercial vehicles in 2012, a 2.0% increase compared to 4,649 used commercial vehicles in 2011.  The Company expects to sell approximately 4,800 to 5,300 used commercial vehicles in 2013.  The volume of used commercial vehicle sales will be largely dependent upon our ability to acquire quality used commercial vehicles and maintain an adequate used commercial vehicle inventory throughout 2013.

Truck lease and rental revenues increased $16.8 million, or 20.2%, in 2012, compared to 2011.  The increase in lease and rental revenue is primarily due to the increased number of units put into service in our lease and rental fleet during 2011 and 2012.  The Company expects lease and rental revenue to increase 20% to 25% during 2013, compared to 2012.

Finance and insurance revenues increased $2.8 million, or 25.5%, in 2012, compared to 2011.  The increase in finance and insurance revenue is primarily a result of the increase in finance penetration rates and increased activity in the Company’s insurance business.  The Company expects finance and insurance revenue to fluctuate proportionately with the Company’s new and used commercial vehicle sales in 2013.  Finance and insurance revenues have limited direct costs and, therefore, contribute a disproportionate share of the Company’s operating profits.

Other income increased $1.0 million, or 10.9% in 2012, compared to 2011.  Other income consists primarily of the gain on sale realized on trucks from the lease and rental fleet, document fees related to commercial vehicle sales and mineral royalties.

Gross Profit

Gross profit increased $77.5 million, or 18.3%, in 2012, compared to 2011.  Gross profit as a percentage of sales decreased slightly to 16.2% in 2012, from 16.4% in 2011.  This decrease in gross profit as a percentage of sales is a result of a slight decrease in gross margins from commercial vehicle sales and parts and service revenue.

Gross margins from the Company’s parts, service and body shop operations decreased to 38.8% in 2012, from 39.5% in 2011.   Gross profit for the parts, service and body shop departments increased to $317.4 million in 2012, from $266.7 million in 2011.  Historically, parts operations gross margins range from 27% to 28% and service and body shop operations range from 67% to 68%.  Gross profits from parts sales represented 53% of total gross profit for parts, service and body shop operations in 2012, compared to 52% in 2011. Service and body shop operations represented 47% of total gross profit for parts, service and body shop operations in 2012, compared to 48% in 2011.  The Company expects blended gross margins on parts, service and body shop operations to range 38.0% to 40.0% in 2013.

Gross margins on Class 8 truck sales decreased to 6.9% in 2012, from 7.1% in 2011.  In 2013, the Company expects overall gross margins from Class 8 truck sales of approximately 6.5% to 7.0%.  The Company recorded expense of $3.3 million to increase its new heavy-duty truck valuation allowance in 2012 and $1.6 million in 2011.

Gross margins on medium-duty commercial vehicle sales decreased to 4.6% in 2012, from 4.8% in 2011.  Gross margins on medium-duty commercial vehicles are difficult to forecast accurately because gross margins vary significantly depending upon the mix of fleet and non-fleet purchasers and types of medium-duty commercial vehicles sold. For 2013, the Company expects overall gross margins from medium-duty commercial vehicle sales of approximately 4.5% to 5.0%, but this will largely depend upon general economic conditions and the mix of purchasers and types of vehicles sold.  The Company recorded expense of $3.9 million to increase its new medium-duty commercial vehicle valuation allowance in 2012, compared to $1.9 million in 2011.

Gross margins on used commercial vehicle sales decreased to 8.3% in 2012, from 9.4% in 2011.  The decrease in the margin is primarily due to a softening used truck market and the mix of products sold in 2012.  The Company expects margins on used commercial vehicles to range between 8.0% and 10.0% during 2013 depending upon general economic conditions and the availability of quality used vehicles.  The Company recorded expense of $5.7 million to increase its used commercial vehicle valuation allowance in 2012, compared to $2.3 million in 2011.

Gross margins from truck lease and rental sales decreased to 16.0% in 2012, from approximately 16.5% in 2011.  The Company expects gross margins from lease and rental sales of approximately 16.0% to 18.0% during 2013, as it expects to continue to grow its lease and rental fleet.  The Company’s policy is to depreciate its lease and rental fleet using a straight line method over the customer’s contractual lease term.  The lease unit is depreciated to a residual value that approximates fair value at the expiration of the lease term.  This policy results in the Company realizing reasonable gross margins while the unit is in service and a corresponding gain or loss on sale when the unit is sold at the end of the lease term.

Finance and insurance revenues and other income, as described above, have limited direct costs and, therefore, contribute a disproportionate share of gross profit.

Selling, General and Administrative Expenses

Selling, General and Administrative (“SG&A”) expenses increased $55.5 million, or 18.1%, in 2012, compared to 2011.  SG&A expenses as a percentage of total revenue decreased to 11.7% in 2012, from 11.9% in 2011.  SG&A expenses as a percentage of total revenue have historically ranged from 10.0% to 15.0%.  In general, when new and used commercial vehicle revenue decreases as a percentage of total revenue, SG&A expenses as a percentage of total revenue will be at, or exceed, the higher end of this range.  For 2013, the Company expects SG&A expenses as a percentage of total revenue to range from 11.0% to 12.0% and the selling portion of SG&A expenses to be approximately 25% to 30% of new and used commercial vehicle gross profit.  In 2013, the Company expects the general and administrative portion of SG&A expenses to increase by approximately 10.0% to 15.0% compared to 2012 due primarily to the full year effect of the acquisition that occurred in 2012.

Depreciation and Amortization Expense

Depreciation and amortization expense increased $4.9 million, or 24.6%, in 2012 compared to 2011.  The Company incurred additional amortization expense related to the SAP software that was placed into service in August 2011.

Interest Expense, Net

Net interest expense increased $5.9 million, or 81.8%, in 2012, compared to 2011.  The increase in net interest expense is primarily due to increased truck inventory levels and the fixed interest rates on interest rate swap contracts.  In January 2012, the Company’s floor plan agreement with GE Capital was amended to decrease interest rates related to floor plan notes payable.  Net interest expense in 2013 will depend on inventory levels and cash available for prepayment of floor plan financing.

Income from Continuing Operations before Income Taxes

Income from continuing operations before income taxes increased $11.0 million in 2012, compared to 2011, as a result of the factors described above.

Income Taxes

Income taxes increased $3.8 million in 2012, compared to 2011. The Company provided for taxes at a 38.3% effective rate in 2012 compared to an effective rate of 38.8% in 2011.  The Company expects its effective tax rate to be approximately 37% to 39% of pretax income in 2013.

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

Gross margins from the Company’s parts, service and body shop operations increased to 39.5% in 2011, from 38.5% in 2010.  Gross profit for the parts, service and body shop departments increased to $266.7 million in 2011, from $188.5 million in 2010.  Gross profits from parts sales represented 52% of total gross profit for parts, service and body shop operations in 2011, compared to 53% in 2010.  Service and body shop operations represented 48% of total gross profit for parts, service and body shop operations in 2011, compared to 47% in 2010.

Gross margins on Class 8 truck sales decreased to 7.1% in 2011, from 7.4% in 2010.  The Company recorded expense of $1.6 million to increase its new heavy-duty truck valuation allowance in 2011, compared to $1.9 million in 2010.

Gross margins on medium-duty commercial vehicle sales decreased to 4.8% in 2011, from 5.6% in 2010.  Gross margins on medium-duty commercial vehicles are difficult to forecast accurately because gross margins vary significantly depending upon the mix of fleet and non-fleet purchasers and types of medium-duty commercial vehicles sold.  The Company recorded expense of $1.9 million to increase its new medium-duty commercial vehicle valuation allowance in 2011, compared to $0.6 million in 2010.

Gross margins on used commercial vehicle sales decreased to 9.4% in 2011, from 12.2% in 2010.  The Company recorded expense of $2.3 million to increase its used commercial vehicle valuation allowance in 2011, compared to $1.5 million in 2010.

Gross margins from truck lease and rental sales increased to 16.5% in 2011, from approximately 14.9% in 2010.  The increase in lease and rental gross profit was primarily attributable to increased utilization of vehicles in the Company’s rental fleet and increased variable rental revenue that is based on the miles that vehicles being leased are driven.

Selling, General and Administrative Expenses

SG&A expenses increased $78.8 million, or 34.6%, in 2011, compared to 2010.  SG&A expenses as a percentage of total revenue decreased to 11.9% in 2011, from 15.2% in 2010.

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

Effects of Inflation

Inflationary factors such as increases in the cost of products and overhead costs may adversely affect the Company’s operating results.  Although the Company does not believe that inflation had a material impact on its financial position or results of operations to date, a high rate of inflation in the future may have an adverse effect on its ability to maintain current levels of gross margin and selling, general and administrative expenses as a percentage of revenues if the selling prices of our products do not increase with these increased costs.

Liquidity and Capital Resources

The Company’s short-term cash requirements are primarily for working capital, inventory financing, the improvement and expansion of existing facilities and the construction or purchase of new facilities.  Historically, these cash requirements have been met through the retention of profits, borrowings under our floor plan arrangements and bank financings.  As of December 31, 2012, the Company had working capital of approximately $217.6 million, including $198.8 million in cash available to fund our operations.  The Company believes that these funds are sufficient to meet its operating requirements for at least the next twelve months.

The Company has a secured line of credit that provides for a maximum borrowing of $10.0 million.  There were no advances outstanding under this secured line of credit at December 31, 2012, however, $7.6 million was pledged to secure various letters of credit related to self-insurance products, leaving $2.4 million available for future borrowings as of December 31, 2012.

The Company’s long-term real estate debt agreements require the Company to satisfy various financial ratios such as the debt to worth ratio, leverage ratio and the fixed charge coverage ratio and certain requirements for tangible net worth and GAAP net worth.  As of December 31, 2012, the Company was in compliance with all debt covenants related to debt secured by real estate and lease and rental units and its floor plan credit agreement.  The Company does not anticipate any breach of the covenants in the foreseeable future.

The Company expects to purchase or lease trucks worth approximately $125.0 million for its leasing operations during 2013, depending on customer demand, all of which will be financed.  The Company also expects to make capital expenditures for recurring items such as computers, shop tools and equipment and vehicles of approximately $15.0 million to $18.0 million during 2013.

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

The Company currently anticipates funding its capital expenditures relating to the improvement and expansion of existing facilities and recurring expenses, as well as a portion of the construction or purchase of new facilities, through its operating cash flow.  The Company may finance 70% to 80% of the appraised value of any newly constructed or purchased facilities, which would increase the Company’s cash and cash equivalents by that amount.

On February 1, 2013, the Company’s Board of Directors approved a stock repurchase program authorizing the Company to repurchase, from time to time, up to an aggregate of $40.0 million of its shares of Class A common stock and/or Class B common stock.  Repurchases will be made at times and in amounts as the Company deems appropriate and will be made through open market transactions, privately negotiated transactions and other lawful means. The manner, timing and amount of any repurchases will be determined by the Company based on an evaluation of market conditions, stock price and other factors. The stock repurchase program expires on February 12, 2014, and may be suspended or discontinued at any time.  While the stock repurchase program does not obligate the Company to acquire any particular amount or class of common stock, the Company anticipates that it will be repurchasing primarily shares of its Class B common stock.

The Company has no other material commitments for capital expenditures as of December 31, 2012, except that the Company will continue to purchase vehicles for its lease and rental division and authorize capital expenditures for improvement and expansion of its existing dealership facilities and construction or purchase of new facilities based on market opportunities.

Cash Flows

Cash and cash equivalents decreased by $9.0 million during the year ended December 31, 2012, and increased by $38.8 million during the year ended December 31, 2011.  The major components of these changes are discussed below.  Cash flows from discontinued operations are included in the components of the statement of cash flows as described below.

Cash Flows from Operating Activities

Cash flows from operating activities include net income adjusted for non-cash items and the effects of changes in working capital.  During 2012, operating activities resulted in net cash provided by operations of $219.3 million.  Cash provided by operating activities was primarily a result of the decreased levels of inventory, net of acquisitions, the decrease in accounts receivable, the increase in the provision for deferred taxes and the increase in floor plan notes payable, trade, offset by the decrease in accrued expenses.  The majority of commercial vehicle inventory is financed through the Company’s floor plan credit agreements.

In June 2012, the Company entered into a wholesale financing agreement with Ford Motor Credit Company that provides for the financing of, and is collateralized by, the Company’s Ford new vehicle inventory.  This wholesale financing agreement bears interest at a rate of Prime plus 150 basis points minus certain incentives and rebates; however, the prime rate is defined to be a minimum of 3.75%.  As of December 31, 2012, the interest rate on the wholesale financing agreement was 5.25% before considering the applicable incentives. As of December 31, 2012, the Company had an outstanding balance of $34.5 million under the Ford Motor Credit Company wholesale financing agreement.

During 2011, operating activities resulted in net cash used in operations of $81.4 million.  Cash used in operating activities was primarily impacted by the increased levels of inventory and the increase in accounts receivable, offset by increases in accounts payable and accrued expenses.

Cash Flows from Investing Activities

During 2012, cash used in investing activities was $274.3 million.  Cash flows used in investing activities consist primarily of cash used for capital expenditures and a business acquisition.  Capital expenditures of $171.0 million consisted of purchases of property and equipment and improvements to our existing dealership facilities.  Property and equipment purchases during 2012 consisted of $128.1 million for additional units for the rental and leasing operations, which was directly offset by borrowings of long-term debt.  The Company expects to purchase or lease trucks worth approximately $125.0 million for its leasing operations in 2013, depending on customer demand, all of which will be financed.  Cash used in the business acquisition was $104.6 million during the year ended December 31, 2012.  See Note 15 of the Notes to Consolidated Financial Statements for a detailed discussion of the business acquisition.  During 2013, the Company expects to make capital expenditures for recurring items such as computers, shop equipment and vehicles of $15.0 million to $18.0 million.

During 2011, cash used in investing activities was $231.8 million.  Capital expenditures of $148.5 million consisted of purchases of property and equipment and improvements to our existing dealership facilities.  Property and equipment purchases during 2011 consisted of $97.3 million for additional units for the rental and leasing operations, which was directly offset by borrowings of long-term debt.  Cash used in business acquisitions was $94.7 million during the year ended December 31, 2011.  See Note 15 of the Notes to Consolidated Financial Statements for a detailed discussion of these acquisitions.

Cash Flows from Financing Activities

Cash flows used in financing activities include borrowings and repayments of long-term debt and net payments of floor plan notes payable.  Cash provided by financing activities was $46.0 million during 2012. The Company had borrowings of long-term debt of $144.6 million and repayments of long-term debt and capital lease obligations of $84.7 million during 2012.  The Company had net payments of floor plan notes payable, non-trade of $20.7 million during 2012.  The borrowings of long-term debt were primarily related to units for the rental and leasing operations.

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

Substantially all of the Company’s commercial vehicle purchases are made on terms requiring payment to the manufacturer within 15 days or less from the date the commercial vehicles are invoiced from the factory.  On January 31, 2012, the Company entered into an amended and restated $600.0 million credit agreement with GE Capital.  The interest rate under the amended credit agreement is LIBOR plus 2.23% on inventory loans up to $500.0 million and LIBOR plus 2.95% on inventory loans exceeding $500.0 million. The amended credit agreement allows the Company to prepay inventory loans, provided that the prepayment does not exceed the sum of 38% of the aggregate inventory loans made up to $500.0 million plus 100% of the inventory loans above $500.0 million.  GE Capital may terminate this credit agreement without cause upon 120 days notice.  The Company makes monthly interest payments to GE Capital on the amount financed, but is not required to commence loan principal repayments on any vehicle until such vehicle had been financed for 12 months or was sold, whichever occurs first.  On December 31, 2012, the Company had approximately $500.0 million outstanding under its credit agreement with GE Capital.

Navistar Financial Corporation and Peterbilt offer trade terms that provide an interest free inventory stocking period for certain new commercial vehicles.  If the commercial vehicle is not sold within the interest free period, the Company then finances the commercial vehicle under the GE Capital credit agreement.

Cyclicality

The Company’s business is dependent on a number of factors relating to general economic conditions, including fuel prices, interest rate fluctuations, credit availability, economic recessions and customer business cycles. Unit sales of new commercial vehicles have historically been subject to substantial cyclical variation based on these general economic conditions and environmental and other government regulations. For example, according to data published by A.C.T. Research, in recent years total U.S. retail sales of new Class 8 trucks have ranged from a low of approximately 97,000 in 2009 to a high of approximately 291,000 in 2006.  Through geographic expansion, concentration on higher margin parts and service operations and diversification of its customer base, the Company continues to try to reduce the negative impact that adverse general economic conditions or cyclical trends affecting the commercial vehicle industry could have.

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

Contractual Obligations

The Company has certain contractual obligations that will impact its short and long-term liquidity. At December 31, 2012, such obligations were as follows (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Long-term debt obligations (1)	$399,664	$80,029	$155,588	$133,584	$30,463
Capital lease obligations(2)	54,609	12,177	20,826	12,234	9,372
Operating lease obligations(3)	32,438	8,888	10,636	5,865	7,049
Floor plan debt obligation	534,520	534,520	−	−	−
Interest obligations (4)	53,719	27,084	19,027	6,977	631
Purchase obligations(5)	16,878	10,778	2,520	1,080	2,500
Total	$1,091,828	$673,476	$208,597	$159,740	$50,015

(1)           Refer to Note 8 of Notes to Consolidated Financial Statements.
(2)           Refer to Note 10 of Notes to Consolidated Financial Statements.  Amounts include interest.
(3)           Refer to Note 10 of Notes to Consolidated Financial Statements.
(4)           In computing interest expense, the Company used its weighted average interest rate outstanding on fixed rate debt to estimate its interest expense on fixed rate debt.  The Company used its weighted average variable interest rate on outstanding variable rate debt at December 31, 2012, and added 0.25 percent per year to estimate its interest expense on variable rate debt.
(5)           Purchase obligations represent non-cancelable contractual obligations at December 31, 2012 related to the Company’s construction contracts for facilities in Ardmore, Oklahoma and Corpus Christi, Texas, the Company’s contract with Titan Technology Partners for integration and management services related to the SAP enterprise software and dealership management system implementation and SAP America, Inc. with respect to the Software License Agreement for the SAP enterprise software and dealership management system.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Market risk represents the risk of loss that may impact the financial position, results of operations, or cash flows of the Company due to adverse changes in financial market prices, including interest rate risk, and other relevant market rate or price risks.

The Company is exposed to some market risk through interest rates related to our floor plan financing agreements, variable rate real estate debt and discount rates related to finance sales.  The majority of the Company’s floor plan debt and variable rate real estate debt is based on LIBOR.  As of December 31, 2012, the Company had floor plan borrowings and variable interest rate real estate debt of approximately $615.0 million.  Assuming an increase or decrease in LIBOR of 100 basis points, annual interest expense could correspondingly increase or decrease by approximately $6.2 million.

The Company submits all customer financing opportunities to various finance providers that offer financing to the Company’s customers. The Company receives all finance charges in excess of a negotiated discount rate from the finance providers in the month following the date of the financing. The negotiated discount rate is variable, thus subject to interest rate fluctuations. This interest rate risk is mitigated by the Company’s ability to pass discount rate increases to customers through higher financing rates.

The Company is exposed to some market risk through interest rate swaps on some of the Company’s variable interest rate real estate debt.  As of December 31, 2012, the Company had interest rate swaps with a total notional amount of $41.7 million.  The swaps were designed to provide a hedge against changes in interest rates on some of the Company’s variable interest rate real estate debt.  The swaps are collateralized by the underlying real estate.  These interest rate swaps qualify for cash flow hedge accounting treatment and are considered effective.  For additional information about the effect of the Company’s derivative instruments on the accompanying consolidated financial statements, see Note 9 – Financial Instruments and Fair Value of the Notes to Consolidated Financial Statements.

The Company is also exposed to some market risk through interest rates related to the investment of our current cash and cash equivalents which totaled $198.8 million on December 31, 2012.  These funds are generally invested in variable interest rate instruments in accordance with the Company’s investment policy.  As such instruments mature and the funds are reinvested, we are exposed to changes in market interest rates. This risk is mitigated by management’s ongoing evaluation of the best investment rates available for current and noncurrent high quality investments. If market interest rates were to increase or decrease immediately and uniformly by 100 basis points, the Company’s annual interest income could correspondingly increase or decrease by approximately $2.0 million.

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

As of December 31, 2012, the Company holds auction rate securities, with underlying tax-exempt municipal bonds that mature in 2030, that have a fair value of $6.6 million.  Given the current market conditions in the auction rate securities market, if the Company determines that the fair value of these securities temporarily decreases by an additional 10%, the Company’s equity could correspondingly decrease by approximately $0.7 million.  If it is determined that the fair value of these securities is other-than-temporarily impaired by 10%, the Company could record a loss on its Consolidated Statements of Operations of approximately $0.7 million.  For further discussion of the risks related to our auction rate securities, see Note 9 – Financial Instruments and Fair Value of the Notes to Consolidated Financial Statements.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm	40

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting	74

Consolidated Balance Sheets as of December 31, 2012 and 2011	41

Consolidated Statements of Income for the Years Ended December 31, 2012, 2011 and 2010	42

Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2012, 2011 and 2010	43

Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2012, 2011 and 2010	44

Consolidated Statements of Cash Flows for the Years Ended December 31, 2012, 2011 and 2010	45

Notes to Consolidated Financial Statements	46

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
 Rush Enterprises, Inc.

We have audited the accompanying consolidated balance sheets of Rush Enterprises, Inc. and subsidiaries (“the Company”) as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2012.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Rush Enterprises, Inc. and subsidiaries at December 31, 2012 and 2011, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Rush Enterprises, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
San Antonio, Texas
March 15, 2013

RUSH ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Shares and Per Share Amounts)

	December 31,
	2012	2011

Assets
Current assets:
Cash and cash equivalents	$198,773	$207,775
Accounts receivable, net	89,615	98,160
Inventories, net	690,953	649,626
Prepaid expenses and other	12,088	12,158
Deferred income taxes, net	14,630	12,286

Total current assets	1,006,059	980,005

Investments	6,628	6,628

Property and equipment, net	622,112	499,667

Goodwill, net	198,257	182,612

Other assets, net	48,510	48,789

Total assets	$1,881,566	$1,717,701

Liabilities and shareholders’ equity
Current liabilities:
Floor plan notes payable	$534,520	$520,693
Current maturities of long-term debt	80,030	63,465
Current maturities of capital lease obligations	10,673	10,056
Trade accounts payable	62,270	62,299
Accrued expenses	100,953	134,278
Total current liabilities	788,446	790,791

Long-term debt, net of current maturities	319,634	264,822
Capital lease obligations, net of current maturities	39,300	35,498
Other long-term liabilities	2,484	2,233
Deferred income taxes, net	123,756	93,123

Shareholders’ equity:
Preferred stock, par value $.01 per share; 1,000,000 shares authorized; 0 shares outstanding in 2012 and 2011	–	–
Common stock, par value $.01 per share; 60,000,000 class A shares and 20,000,000 class B shares authorized; 27,999,068 class A shares and 10,792,223 class B shares outstanding in 2012; and 27,406,424 class A shares and 10,776,697 class B shares outstanding in 2011	404	398
Additional paid-in capital	222,627	208,569
Treasury stock, at cost: 1,639,843 class B shares	(17,948)	(17,948)
Retained earnings	404,619	342,164
Accumulated other comprehensive loss, net of tax	(1,756)	(1,949)

Total shareholders’ equity	607,946	531,234

Total liabilities and shareholders’ equity	$1,881,566	$1,717,701

The accompanying notes are an integral part of these consolidated financial statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Amounts)

	Year Ended December 31,
	2012	2011	2010

Revenues:
New and used commercial vehicle sales	$2,149,335	$1,801,964	$926,584
Parts and service sales	817,280	675,277	489,259
Lease and rental	100,247	83,426	67,423
Finance and insurance	13,638	10,867	7,922
Other	10,067	9,077	6,739
Total revenue	3,090,567	2,580,611	1,497,927
Cost of products sold:
New and used commercial vehicle sales	2,005,776	1,679,170	854,879
Parts and service sales	499,850	408,544	300,783
Lease and rental	84,174	69,620	57,375
Total cost of products sold	2,589,800	2,157,334	1,213,037
Gross profit	500,767	423,277	284,890
Selling, general and administrative	361,727	306,273	227,467
Depreciation and amortization	25,016	20,084	15,720
Gain (loss) on sale of assets	176	418	(36)
Operating income	114,200	97,338	41,667
Interest income (expense):
Interest income	21	20	127
Interest expense	(13,038)	(7,181)	(5,490)
Total interest expense, net	13,017	7,161	5,363
Income from continuing operations before taxes	101,183	90,177	36,304
Provision for income taxes	38,728	34,964	11,737
Income from continuing operations	62,455	55,213	24,567
Income from discontinued operations, net of tax	−	−	6,715
Net income	$62,455	$55,213	$31,282
Earnings per common share - Basic:
Income from continuing operations	$1.62	$1.46	$0.66
Net income	$1.62	$1.46	$0.84
Earnings per common share - Diluted:
Income from continuing operations	$1.57	$1.42	$0.64
Net income	$1.57	$1.42	$0.82

The accompanying notes are an integral part of these consolidated financial statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)

	Year Ended December 31,
	2012	2011	2010

Net income	$62,455	$55,213	$31,282
Other comprehensive income (loss) before tax and net of reclassification adjustments:
Change in fair value of interest rate swaps	317	(1,868)	(364)
Unrealized loss on available-for-sale securities	–	(947)	–
Other comprehensive income (loss), before tax	317	(2,815)	(364)
Income tax expense (benefit) related to components of other comprehensive income	124	(1,088)	(142)
Other comprehensive income (loss), net of tax	193	(1,727)	(222)
Comprehensive income	$62,648	$53,486	$31,060

The accompanying notes are an integral part of these consolidated financial statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In Thousands)

	Common Stock Shares Outstanding		$0.01 Par	Additional Paid-In	Treasury	Retained	Accumulated Other Comprehensive
	Class A	Class B	Value	Capital	Stock	Earnings	Loss	Total

Balance, December 31, 2009	26,438	10,689	$388	$188,116	$(17,948)	$255,669	$ −	$426,225

Stock options exercised (including tax benefit of $885)	212	11	2	2,486				2,488
Stock-based compensation related to stock options, restricted shares and employee stock purchase plan				4,468				4,468
Vesting of restricted share awards	83		1	(1)				−
Issuance of common stock under employee stock purchase plan	66			678				678
Other comprehensive income (loss)							(222)	(222)
Net income						31,282		31,282

Balance, December 31, 2010	26,799	10,700	$391	$195,747	$(17,948)	$286,951	$(222)	$464,919

Stock options exercised (including tax benefit of $1,993)	455	77	5	6,303				6,308
Stock-based compensation related to stock options, restricted shares and employee stock purchase plan				5,683				5,683
Vesting of restricted share awards	90		1	(1)				−
Issuance of common stock under employee stock purchase plan	62		1	837				838
Other comprehensive income (loss)							(1,727)	(1,727)
Net income						55,213		55,213

Balance, December 31, 2011	27,406	10,777	$398	$208,569	$(17,948)	$342,164	$(1,949)	$531,234

Stock options exercised and stock awards (including tax benefit of $1,668)	439	15	4	5,722				5,726
Stock-based compensation related to stock options, restricted shares and employee stock purchase plan				7,332				7,332
Vesting of restricted share awards	83		1	(62)				(61)
Issuance of common stock under employee stock purchase plan	71		1	1,066				1,067
Other comprehensive income (loss)							193	193
Net income						62,455		62,455

Balance, December 31, 2012	27,999	10,792	$404	$222,627	$(17,948)	$404,619	$(1,756)	$607,946

The accompanying notes are an integral part of these consolidated financial statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Year Ended December 31,
	2012	2011	2010

Cash flows from operating activities:
Net income	$62,455	$55,213	$31,282
Adjustments to reconcile net income to net cash provided by (used in) operating activities-
Depreciation and amortization	73,289	56,934	45,920
Gain on sale of property and equipment, net	(176)	(418)	(36)
Gain on disposition of equipment centers	–	–	(10,091)
Stock-based compensation expense related to employee stock options and employee stock purchases	7,332	5,683	4,468
Provision for deferred income tax expense	28,164	28,680	10,215
Excess tax benefits from stock-based compensation	(1,668)	(1,628)	(885)
Change in accounts receivable, net	14,184	(49,986)	(217)
Change in inventories	32,579	(268,178)	(48,548)
Change in prepaid expenses and other, net	558	1,999	(10,252)
Change in trade accounts payable	(29)	24,366	15,331
Draws on floor plan notes payable – trade, net	34,504	–	–
Change in accrued expenses	(31,856)	65,966	29,246

Net cash provided by (used in) operating activities	219,336	(81,369)	66,433

Cash flows from investing activities:
Acquisition of property and equipment	(170,951)	(148,543)	(84,303)
Proceeds from the sale of property and equipment	1,249	10,692	305
Business acquisitions	(104,571)	(94,630)	(39,268)
Proceeds from disposition of equipment centers	–	–	26,234
Other	(24)	655	325

Net cash used in investing activities	(274,297)	(231,826)	(96,707)

Cash flows from financing activities:
Draws (payments) on floor plan notes payable - non-trade, net	(20,677)	282,883	43,724
Proceeds from long-term debt	144,639	144,457	66,614
Principal payments on long-term debt	(73,151)	(68,299)	(55,575)
Principal payments on capital lease obligations	(11,584)	(14,048)	(7,595)
Proceeds from issuance of shares relating to employee stock options and employee stock purchases	5,064	5,518	2,281
Excess tax benefits (provision) from stock-based compensation	1,668	1,628	885
Debt issuance costs	–	(145)	(179)

Net cash provided by financing activities	45,959	351,994	50,155

Net (decrease) increase in cash and cash equivalents	(9,002)	38,799	19,881

Cash and cash equivalents, beginning of year	207,775	168,976	149,095

Cash and cash equivalents, end of year	$198,773	$207,775	$168,976

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$23,275	$15,237	$13,264
Income taxes, net of refunds	$7,122	$2,032	$7,544
Noncash investing and financing activities:
Note receivable related to disposition of equipment centers	$–	$–	$4,453
Assets acquired under capital leases	$15,892	$17,400	$15,353

The accompanying notes are an integral part of these consolidated financial statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.               ORGANIZATION AND OPERATIONS:

Rush Enterprises, Inc. (the “Company”) was incorporated in 1965 under the laws of the State of Texas.  The Company operates a network of commercial vehicle dealerships that primarily sell commercial vehicles manufactured by Peterbilt, International, Hino, Ford, Isuzu, Mitsubishi Fuso, IC Bus or Blue Bird.  Through its dealership network, the Company provides one-stop service for the needs of its customers, including retail sales of new and used commercial vehicles, aftermarket parts sales, service and repair facilities, financing, leasing and rental, and insurance products.  The Company’s Rush Truck Centers are located in Alabama, Arizona, California, Colorado, Florida, Georgia, Idaho, New Mexico, North Carolina, Ohio, Oklahoma, Oregon, Tennessee, Texas and Utah.  See Note 19 of the Notes to Consolidated Financial Statements for segment information.

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

Property and Equipment

Property and equipment are stated at cost and depreciated over their estimated useful lives. Leasehold improvements are amortized over the useful life of the improvement, or the term of the lease, whichever is shorter. Provision for depreciation of property and equipment is calculated primarily on a straight-line basis. The Company capitalizes interest on borrowings during the active construction period of major capital projects. Capitalized interest, when incurred, is added to the cost of underlying assets and is amortized over the estimated useful life of such assets. The Company capitalized interest of approximately $43,000 related to major capital projects during 2012.  The cost, accumulated depreciation and amortization and estimated useful lives are summarized as follows (in thousands):

	2012	2011	Estimated Life (Years)

Land	$69,965	$68,147		–
Buildings and improvements	174,953	162,118	31	–	39
Leasehold improvements	24,710	21,734	2	–	39
Machinery and shop equipment	40,581	34,949	5	–	20
Furniture, fixtures and computers	39,993	30,321	3	–	15
Transportation equipment	40,103	35,126	2	–	15
Lease and rental vehicles	443,035	326,678	2	–	8
Construction in progress	6,605	2,441
Accumulated depreciation and amortization	(217,833)	(181,847)

Total	$622,112	$499,667

As of December 31, 2012, the Company had $48.6 million in lease and rental vehicles under various capital leases included in property and equipment, net of accumulated amortization of $20.2 million.  The Company recorded depreciation expense of $62.3 million and amortization expense of $11.0 million for the year ended December 31, 2012, and depreciation expense of $48.3 million and amortization expense of $8.6 million for the year ended December 31, 2011.  Depreciation and amortization of vehicles related to lease and rental operations is included in lease and rental cost of products sold.

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

No impairment write down was required in the fourth quarter of 2012.  However, the Company cannot predict the occurrence of certain events that might adversely affect the reported value of goodwill in the future.

The following table sets forth the change in the carrying amount of goodwill for the Company for the period ended December 31, 2012 (in thousands):

Balance January 1, 2012	$182,612
Adjustment to acquisition of Peck Road Ford	36
Adjustment for franchise rights related to West Texas Peterbilt acquisition	(1,730)
Acquisition of MVI Group (See Note 15)	17,339
Balance December 31, 2012	$198,257

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

Other Assets

The total capitalized costs of the SAP enterprise software and SAP dealership management system of $40.9 million, including capitalized interest, are recorded on the Consolidated Balance Sheet in Other Assets, net of accumulated amortization of $4.1 million.  The SAP software will be amortized over a period of 15 years.  The Company is currently operating most of its Rush Truck Centers in Texas and all of its leasing operations on the SAP enterprise software and SAP dealership management system.  The Company plans to convert all of its Rush Truck Centers to the SAP enterprise software and SAP dealership management system by the end of 2014.

Other Assets on the Consolidated Balance Sheet include manufacturer franchise rights of $4.5 million at December 31, 2012.

Amortization expense relating to intangible assets, primarily the SAP software, was $3.0 million for the year ended December 31, 2012, $1.3 million for the year ended December 31, 2011, and $0.5 million for the year ended December 31, 2010, and is recognized in depreciation and amortization expense in the Consolidated Statement of Income.  The Company estimates that amortization expense relating to intangible assets will be $3.0 million for each of the next five succeeding years.

The Company’s only significant identifiable intangible assets, other than goodwill, are rights under franchise agreements with manufacturers.  The fair market value of the Company’s manufacturer franchise rights, which are included in Other Assets on the accompanying consolidated balance sheets, is determined at the acquisition date through discounting the projected cash flows specific to each franchise. The Company has determined that manufacturer franchise rights have an indefinite life as there are no economic or other factors that limit their useful lives, and they are expected to generate cash flows indefinitely due to the historically long lives of the manufacturers’ brand names. Furthermore, to the extent that any agreements evidencing manufacturer franchise rights would expire, the Company expects that it would be able to renew those agreements in the ordinary course of business. Due to the fact that manufacturer franchise rights are specific to geographic region, the Company has determined that the geographic region is the appropriate level for purposes of testing franchise rights for impairment.  The Company does not amortize manufacturer franchise rights.

Management reviews indefinite lived manufacturer franchise rights for impairment annually during the fourth quarter, or more often if events or circumstances indicate that impairment may have occurred. The Company is subject to financial statement risk to the extent that manufacturer franchise rights become impaired due to decreases in fair market value of its individual franchises.

The significant estimates and assumptions used by management in assessing the recoverability of manufacturer franchise rights are estimated future cash flows, present value discount rate, and other factors. Any changes in these estimates or assumptions could result in an impairment charge. The estimates of future cash flows, based on reasonable and supportable assumptions and projections, require management’s subjective judgment. Depending on the assumptions and estimates used, the estimated future cash flows projected in the evaluations of manufacturer franchise rights can vary within a range of outcomes.

No impairment write down was required in the fourth quarter of 2012.  However, the Company cannot predict the occurrence of certain events that might adversely affect the reported value of manufacturer franchise rights in the future.

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

Revenue Recognition Policies

Income on the sale of a vehicle is recognized when the seller and customer execute a purchase contract, delivery has occurred and there are no significant uncertainties related to financing or collectability.  Finance income related to the sale of a vehicle is recognized over the period of the respective finance contract, based on the effective interest rate method, if the finance contract is retained by the Company.  During 2012, 2011 and 2010, no finance contracts were retained for any significant length of time by the Company but were generally sold, with limited recourse, to certain finance companies concurrent with the sale of the related vehicle. Finance income is recognized by the Company upon the sale of such finance contracts to the finance companies, net of a provision for estimated repossession losses and early repayment penalties. Lease and rental income is recognized over the period of the related lease or rental agreement.  Contingent rental income is recognized when it is earned.  Parts and services revenue is earned at the time the Company sells the parts to its customers or at the time the Company completes the service work order related to service provided to the customer’s vehicle. Payments received on prepaid maintenance plans are deferred as a component of accrued expenses and recognized as income when the maintenance is performed.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of incentive based compensation for sales, finance and general management personnel, salaries for administrative personnel and expenses for rent, marketing, insurance, utilities, shipping and handling costs and other general operating purposes.

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

The Company uses the Black-Scholes option-pricing model to estimate the fair value of share-based payment awards on the date of grant.  The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods.

Compensation expense for all share-based payment awards is recognized using the straight-line single-option method.  Stock-based compensation expense recognized is based on awards ultimately expected to vest and it has been reduced for estimated forfeitures.  Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The Company’s determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables.  These variables include the Company’s expected stock price volatility over the term of the awards and actual and projected stock option exercise behaviors.  Option-pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable.  Because the Company’s stock options have certain characteristics that are significantly different from traded options, and because changes in the subjective assumptions can materially affect the estimated value, in management’s opinion, the existing valuation models may not provide an accurate measure of the fair value that value may not be indicative of the fair value observed in a market transaction between a willing buyer and a willing seller.

The following table reflects the weighted-average fair value of stock options granted during each period using the Black-Scholes option valuation model with the following weighted-average assumptions used:

	2012	2011	2010
Expected stock volatility	53.64%	51.5%	50.7%
Weighted-average stock volatility	53.64%	51.5%	50.7%
Expected dividend yield	0.0%	0.0%	0.0%
Risk-free interest rate	1.11%	2.00%	2.39%
Expected life (years)	5.0	5.0	5.0
Weighted-average fair value of stock options granted	$10.95	$8.68	$5.80

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

Advertising Costs

Advertising costs are expensed as incurred.  Advertising and marketing expense was $4.4 million for 2012, $3.7 million for 2011 and $2.9 million for 2010.  Advertising and marketing expense is included in selling, general and administrative expense.

Accounting for Internal Use Software

The Company's accounting policy with respect to accounting for computer software developed or obtained for internal use is consistent with ASC topic 350-40 which provides guidance on accounting for the costs of computer software developed or obtained for internal use and identifies characteristics of internal-use software.  The Company has capitalized software costs, including capitalized interest, of approximately $40.9 million at December 31, 2012, net of accumulated amortization of $4.1 million, and $41.9 million, net of accumulated amortization of $1.2 million at December 31, 2011.

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

At December 31, 2012, the Company had an aggregate $41.7 million notional amount of interest rate swap contracts, which have been designated as cash flow hedges, to pay fixed rates of interest and receive a floating interest rate based on LIBOR. The fixed interest rates specified in the interest rate swap contracts became effective on or about January 1, 2012.

Fair Value Measurements

The Company has various financial instruments that it must measure at fair value on a recurring basis, including certain available for sale securities and derivatives. See Note 9 – Financial Instruments and Fair Value of the Notes to Consolidated Financial Statements, for further information. The Company also applies the provisions of fair value measurement to various nonrecurring measurements for its financial and nonfinancial assets and liabilities.

Applicable accounting standards define fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). The Company measures its assets and liabilities using inputs from the following three levels of the fair value hierarchy:

Level 1 inputs are unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

Level 2 inputs include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (i.e., interest rates, yield curves, etc.), and inputs that are derived principally from or corroborated by observable market data by correlation or other means (market corroborated inputs).

Level 3 includes unobservable inputs that reflect the Company’s assumptions about what factors market participants would use in pricing the asset or liability. The Company develops these inputs based on the best information available, including its own data.

New Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued an amendment to the existing guidance on the presentation of comprehensive income.  Under the amended guidance, entities have the option to present the components of net income and other comprehensive income in either a single continuous statement of comprehensive income or in two separate but consecutive statements.  Entities no longer have the option of presenting the components of other comprehensive income within the statement of changes in stockholders’ equity.  This amendment was effective on a retrospective basis for fiscal years, and interim periods within those years, beginning after December 15, 2011, which was the first quarter of 2012 for the Company.  The adoption of this amendment resulted in a change to the Company’s current presentation of comprehensive income, but did not have any impact on the Company’s consolidated financial statements and related disclosures.

The FASB amended existing guidance by requiring that additional information be disclosed about items reclassified ("reclassification adjustments") out of accumulated other comprehensive income. The additional information includes separately stating the total change for each component of other comprehensive and separately disclosing both current-period other comprehensive income and reclassification adjustments. Entities are also required to present, either on the face of the income statement or in the notes to the financial statements, significant amounts reclassified out of accumulated other comprehensive income as separate line items of net income but only if the entire amount reclassified must be reclassified to net income in the same reporting period.  For amounts that are not required to be reclassified in their entirety to net income, an entity must cross-reference to other disclosures that provide additional detail about those amounts. This accounting standard will be effective for interim and annual periods beginning after December 15, 2012.   The Company does not believe the adoption of this update will have a material impact on its financial statements.

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

Manufacturer	Expiration Dates
Peterbilt	March 2013 through August 2015
International	May 2015 through May 2018
Isuzu	Indefinite
Hino	Indefinite
Ford	Indefinite
Blue Bird	August 2013
IC Bus	May 2015 through December 2017

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

The Company purchases its new Peterbilt vehicles from Peterbilt and most of its parts from PACCAR, Inc., the parent company of Peterbilt, at prevailing prices charged to all franchised dealers.  Sales of new Peterbilt trucks accounted for approximately 75.1% of the Company’s new vehicle sales for the year ended December 31, 2012, and 74.1% of the Company’s new vehicle sales for the year ended December 31, 2011.

Primary Lenders

The Company purchases its new and used commercial vehicle inventories with the assistance of floor plan financing programs.  The Company’s floor plan financing agreements provide that the occurrence of certain events will be considered events of default. There were no known events of default as of December 31, 2012.  In the event that the Company’s floor plan financing becomes insufficient, or its relationship with any of its current primary lenders terminates, the Company would need to obtain similar financing from other sources. Management believes it can obtain additional floor plan financing or alternative financing if necessary.

The Company also acquires lease and rental vehicles with the assistance of financing agreements with PACCAR Leasing Company and Bank of America.  The financing agreements are secured by a lien on the lease and rental vehicle.  The terms of the financing agreements are similar to the corresponding lease agreements with the customers.

The Company’s long-term real estate debt agreements and floor plan financing arrangements require the Company to satisfy various financial ratios such as the debt to worth ratio, leverage ratio, the fixed charge coverage ratio and certain requirements for tangible net worth and GAAP net worth.  At December 31, 2012, the Company was in compliance with all debt covenants.  The Company does not anticipate any breach of the covenants in the foreseeable future.

Concentrations of Credit Risks

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. The Company places its cash and cash equivalents with what it considers to be quality financial institutions based on periodic assessments of such institutions.  As of December 31, 2012, the Company did not have any deposits in excess of federal insurance protection.

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

4.               ACCOUNTS RECEIVABLE:

The Company’s accounts receivable, net, consisted of the following (in thousands):

	December 31,
	2012	2011

Trade accounts receivable from sale of vehicles	$40,840	$58,741
Trade receivables other than vehicles	18,893	18,057
Warranty claims	8,762	7,079
Other accounts receivable	22,104	15,243
Less allowance for bad debt and warranty receivable	(984)	(960)

Total	$89,615	$98,160

5.               INVENTORIES:

The Company’s inventories consisted of the following (in thousands):

	December 31,
	2012	2011

New commercial vehicles	$494,496	$488,397
Used commercial vehicles	53,630	48,430
Parts and accessories	141,936	107,745
Other	11,073	10,084
Less allowance	(10,182)	(5,030)

Total	$690,953	$649,626

6.               VALUATION ACCOUNTS:

Valuation and allowance accounts include the following (in thousands):

	Balance Beginning of Year	Net Charged to Costs and Expenses	Acquisitions	Net Write- Offs	Balance End of Year

2012
Reserve for accounts receivable	$480	$922		$(862)	$540
Reserve for warranty receivable	480	334		(370)	444
Reserve for parts inventory	3,406	1,546		(1,609)	3,343
Reserve for commercial vehicle inventory	1,624	12,944		(7,729)	6,839

2011
Reserve for accounts receivable	$1,040	$627		$(1,187)	$480
Reserve for warranty receivable	279	336		(135)	480
Reserve for parts inventory	2,055	1,909	$650	(1,208)	3,406
Reserve for commercial vehicle inventory	1,275	5,807		(5,458)	1,624

2010
Reserve for accounts receivable	$204	$1,645		$(809)	$1,040
Reserve for warranty receivable	553	794		(1,068)	279
Reserve for parts inventory	1,956	1,360	$43	(1,304)	2,055
Reserve for construction equipment inventory	1,497	(1,497)		–	–
Reserve for commercial vehicle inventory	2,909	4,024		(5,658)	1,275

Allowance for Doubtful Receivables

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

The Company provides an allowance for uncollectible warranty receivables. The Company evaluates the collectability of its warranty claims receivable based on a combination of factors, including aging and correspondence with the applicable manufacturer. Management reviews the warranty claims receivable aging and adjusts the allowance based on historical experience. The Company records charge-offs related to warranty receivables on an as-needed basis.

Inventory

The Company provides a reserve for obsolete and slow moving parts. The reserve is reviewed and, if necessary, adjustments are made on a quarterly basis. The Company relies on historical information to support its reserve. Once the inventory is written down, the Company does not adjust the reserve balance until the inventory is sold.

The valuation for new and used commercial vehicle inventory is based on specific identification. A detail of new and used commercial vehicle inventory is reviewed and, if necessary, adjustments to the value of specific vehicles are made on a quarterly basis.

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

The interest rate under the credit agreement is LIBOR plus 2.23% on inventory loans up to $500.0 million and LIBOR plus 2.95% on inventory loans between $500.0 million and $600.0 million. The interest rate applicable to the GE Capital credit agreement was approximately 2.54% at December 31, 2012.  The credit agreement allows the Company to prepay inventory loans, provided that the prepayment does not exceed the sum of 38% of the aggregate inventory loans made up to $500.0 million plus 100% of the inventory loans above $500.0 million.  GE Capital may terminate this credit agreement without cause upon 120 days notice.

The Company finances substantially all of the purchase price of its new commercial vehicle inventory, and the loan value of its used commercial vehicle inventory under the credit agreement with GE Capital, under which GE Capital pays the manufacturer directly with respect to new commercial vehicles.  Amounts borrowed under the agreement are due when the related commercial vehicle inventory (collateral) is sold and the sales proceeds are collected by the Company.  This agreement may be modified, suspended or terminated by the lender as described in Note 3 – Supplier and Customer Concentration.  On December 31, 2012, the Company had approximately $500.0 million outstanding under its credit agreement with GE Capital.

In June 2012, the Company entered into a wholesale financing agreement with Ford Motor Credit Company that provides for the financing of, and is collateralized by, the Company’s Ford new vehicle inventory.  This wholesale financing agreement bears interest at a rate of Prime plus 150 basis points minus certain incentives and rebates; however, the prime rate is defined to be a minimum of 3.75%.  As of December 31, 2012, the interest rate on the wholesale financing agreement was 5.25% before considering the applicable incentives. On December 31, 2012, the Company had an outstanding balance of $34.5 million under the Ford Motor Credit Company wholesale financing agreement.

The Company’s weighted average interest rate for floor plan notes payable was 1.42% for the year ended December 31, 2012, and 1.00% for the year ended December 31, 2011, which is net of interest income earned from GE Capital.

Assets pledged as collateral were as follows (in thousands):

	December 31,
	2012	2011
Inventories, new and used vehicles at cost based on specific identification, net of allowance	$541,287	$536,827
Vehicle sale related accounts receivable	40,840	58,741

Total	$582,127	$595,568

Floor plan notes payable related to vehicles	$534,520	$520,693

Lines of Credit

The Company has a secured line of credit that provides for a maximum borrowing of $10.0 million.  There were no advances outstanding under this secured line of credit at December 31, 2012; however, $7.4 million was pledged to secure various letters of credit related to self-insurance products, leaving $2.6 million available for future borrowings as of
December 31, 2012.

8.               LONG-TERM DEBT:

Long-term debt was comprised of the following (in thousands):

	December 31,
	2012	2011

Variable interest rate term notes	$80,463	$130,092
Fixed interest rate term notes	319,201	198,195

Total debt	399,664	328,287

Less: current maturities	(80,030)	(63,465)

Total	$319,634	$264,822

As of December 31, 2012, debt maturities were as follows (in thousands):

2013	$80,030
2014	70,693
2015	84,895
2016	86,199
2017	47,385
Thereafter	30,462

Total	$399,664

The interest rates on the Company’s variable interest rate notes are based on LIBOR.  The interest rates on the notes range from approximately 1.7% to 3.1% on December 31, 2012.  Payments on the notes range from $1,910 to $80,000 per month, plus interest.  Maturities of these notes range from May 2013, to December 2017.

The Company’s fixed interest rate notes are with financial institutions and had interest rates that ranged from approximately 3.11% to 8.50% on December 31, 2012.  Payments on the notes range from $233 to $94,697 per month, plus interest.  Maturities of these notes range from January 2013, to November 2021.

The proceeds from the issuance of the notes were used primarily to acquire land, buildings and improvements, transportation equipment and leasing vehicles.  The notes are secured by the assets acquired with the proceeds of such notes.

The Company’s long-term real estate debt agreements and floor plan arrangement require the Company to satisfy various financial ratios such as the debt to worth ratio, leverage ratio, the fixed charge coverage ratio and certain requirements for tangible net worth and GAAP net worth.  At December 31, 2012, the Company was in compliance with all debt covenants related to debt secured by real estate.  The Company does not anticipate any breach of the covenants in the foreseeable future.

9.               FINANCIAL INSTRUMENTS AND FAIR VALUE:

The Company measures certain financial assets and liabilities at fair value on a recurring basis.  Financial instruments consist primarily of cash, accounts receivable, accounts payable and floor plan notes payable.  The carrying values of the Company’s financial instruments approximate fair value due either to their short-term nature or existence of variable interest rates, which approximate market rates. Certain methods and assumptions were used by the Company in estimating the fair value of financial instruments at December 31, 2012 and 2011.  The carrying value of current assets and current liabilities approximates the fair value due to the short maturity of these items.

The fair value of the Company’s long-term debt is based on secondary market indicators.  Since the Company’s debt is not quoted, estimates are based on each obligation’s characteristics, including remaining maturities, interest rate, credit rating, collateral and liquidity.  Accordingly, the Company concluded the valuation measurement inputs of its long-term debt to represent, at its lowest level, current market interest rates available to the Company for similar debt and the Company’s current credit standing and has categorized such debt within Level 2 of the hierarchy framework.  The carrying amount approximates fair value.

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

Auctions for investment grade securities held by the Company have failed.  However, a failed auction does not represent a default by the issuer.  The auction rate securities continue to pay interest in accordance with the terms of the underlying security; however, liquidity will be limited until there is a successful auction or until such time as other markets for these investments develop.  The Company has the intent and ability to hold these auction rate securities until liquidity returns to the market.  The Company does not believe that the lack of liquidity relating to its auction rate securities will have a material impact on its ability to fund operations.

As of December 31, 2012 and 2011, the Company held auction rate securities with underlying tax-exempt municipal bonds that mature in 2030 that have a fair value of $6.6 million and a cost basis of $7.6 million.  These bonds have credit wrap insurance and a credit rating of Aa3 by a major credit rating agency.

The Company valued the auction rate securities at December 31, 2012 using a discounted cash flow model based on the characteristics of the individual securities, which the Company believes yields the best estimate of fair value. The first step in the valuation included a credit analysis of the security which considered various factors including the credit quality of the issuer, the instrument’s position within the capital structure of the issuing authority, and the composition of the authority’s assets including the effect of insurance and/or government guarantees. Next, the future cash flows of the instruments were projected based on certain assumptions regarding the auction rate market significant to the valuation including the auction rate market will remain illiquid and auctions will continue to fail causing the interest rate to be the maximum applicable rate.  This assumption resulted in discounted cash flow analysis being performed through 2019, the point at which the Company estimates the securities will be redeemed by the municipality.  The projected cash flows were then discounted using the applicable yield curve plus a 225 basis point liquidity premium added to the applicable discount rate.

The Company recorded a pre-tax impairment charge of $1.0 million on these investments in 2011.  The Company believes that the impairment is temporary and has included the impairment in accumulated other comprehensive loss.

The table below presents disclosures about the auction rate securities measured at fair value on a recurring basis in the Company’s financial statements as follows (in thousands):

	At December 31, 2012
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

At December 31, 2012, the Company had an aggregate $41.7 million notional amount of interest rate swap contracts, which have been designated as cash flow hedges, to pay fixed rates of interest and receive a floating interest rate based on LIBOR. The fixed interest rates specified in the interest rate swap contracts became effective on or about January 1, 2012.  The Company’s interest rate swaps qualify for cash flow hedge accounting treatment.  Unrealized gains or losses are recorded in accumulated other comprehensive income.  Realized gains and losses will be recognized in interest expense, if they occur. Amounts to be received or paid under the contracts will be recognized as interest expense over the life of the contracts.  There was no ineffectiveness for these swaps during the years ended December 31, 2012 and December 31, 2011.

The fair value of cash flow hedges is calculated as the present value of expected future cash flows, determined on the basis of forward interest rates and present value factors.  As such, the carrying amounts for these swaps are designated to be Level 2 fair values and totaled $1.9 million as of December 31, 2012.  The carrying value of these swaps is included in Other Long-Term Liabilities on the accompanying Consolidated Balance Sheet as of December 31, 2012.

As of December 31, 2012 the Company was party to derivative financial instruments, as described in the following table (in thousands):

Agreement	Current Notional Amount	Fixed Interest Rate	Underlying Rate	Expiration Date	Fair Value
Interest Rate Swap	$2,033	5.075%	3 month LIBOR	July 1, 2015	$(99)
Interest Rate Swap	4,200	5.075%	3 month LIBOR	July 1, 2015	(205)
Interest Rate Swap	7,294	5.39%	1 month LIBOR	December 31, 2014	(288)
Interest Rate Swap	1,410	5.39%	1 month LIBOR	December 31, 2014	(56)
Interest Rate Swap	2,509	5.39%	1 month LIBOR	December 31, 2014	(99)
Interest Rate Swap	5,678	5.39%	1 month LIBOR	December 31, 2014	(224)
Interest Rate Swap	5,200	5.38%	1 month LIBOR	June 29, 2015	(272)
Interest Rate Swap	800	5.29%	1 month LIBOR	June 30, 2015	(40)
Interest Rate Swap	1,533	5.29%	1 month LIBOR	June 30, 2015	(77)
Interest Rate Swap	7,733	5.29%	1 month LIBOR	June 30, 2015	(388)
Interest Rate Swap	667	5.29%	1 month LIBOR	June 30, 2015	(33)
Interest Rate Swap	2,680	5.29%	1 month LIBOR	June 30, 2015	(134)

Fair values of derivative instruments are on the accompanying Consolidated Balance Sheet as follows (in thousands):

		Fair Value at
Derivative Liabilities Designated as Hedging Instruments	Balance Sheet Location	December 31, 2012	December 31, 2011
Interest Rate Swaps	Other Long-Term Liabilities	$1,915	$2,233

The following table summarizes the pre-tax effect of the Company’s interest rate swaps on its consolidated statements of comprehensive income (in thousands):

	December 31, 2012	December 31, 2011
Gain (loss) recognized in other comprehensive income (loss) on interest rate swaps	$317	$(1,868)

10.               LEASING ACTIVITIES:

Vehicle Leases as Lessee

The Company leases vehicles, as lessee, primarily over periods ranging from one to ten years under operating lease and capital lease arrangements.  Generally, the Company is required to incur all operating costs and pay a minimum rental.  The Company guarantees the residual value of vehicles under operating lease and capital lease arrangements.  At December 31, 2012, the Company guaranteed vehicle residual values of $5.0 million under operating lease arrangements and $19.8 million under capital lease arrangements.  Historically, the Company purchases these vehicles at the end of the lease term and recognizes a gain on the subsequent sale of the vehicle.  The residual values are not reflected in the future minimum lease payments for operating leases.  Vehicle lease expenses were approximately $2.8 million for the year ended December 31, 2012, $2.8 million for the year ended December 31, 2011, and $3.8 million for the year ended December 31, 2010.

As discussed below, these vehicles are then subleased by the Company to customers under various agreements.  Future minimum sublease rentals to be received by the Company under non-cancelable subleases, as described below, are $50.5 million.

Future minimum lease payments under capital and non-cancelable vehicle leases as of December 31, 2012, are as follows (in thousands):

	Capital Leases	Operating Leases
2013	$12,177	$1,755
2014	11,274	730
2015	9,552	284
2016	7,233	70
2017	5,001	27
Thereafter	9,372	—

Total minimum lease payments	$54,609	$2,866
Less amount representing interest	(4,636)
Present value of net minimum capital lease payments	49,973
Less current portion	(10,673)
Obligations under capital leases less current portion	$39,300

Customer Vehicle Leases as Lessor

The Company leases both owned and leased trucks to customers primarily over periods of one to ten years under operating lease arrangements. These leases require a minimum rental payment and a contingent rental payment based on mileage. Rental income during the year ended December 31, 2012, consisted of minimum rental payments of approximately $86.3 million and contingent rental payments of $13.8 million.  Rental income during the year ended December 31, 2011, consisted of minimum rental payments of approximately $68.3 million and contingent rental payments of $10.6 million.  Rental income during the year ended December 31, 2010, consisted of minimum rental payments of approximately $53.4 million and contingent rental payments of $7.5 million.  Minimum rental payments to be received for non-cancelable leases and subleases in effect at December 31, 2012, are as follows (in thousands):

2013	$69,551
2014	59,688
2015	50,823
2016	37,212
2017	23,848
Thereafter	16,232

Total	$257,354

As of December 31, 2012, the Company had $327.4 million of lease vehicles included in property and equipment, net of accumulated depreciation of $115.6 million.  As of December 31, 2011, the Company had $229.3 million of lease vehicles included in property and equipment, net of accumulated depreciation of $97.4 million.

Other Leases - Land and Buildings

The Company leases various assets under operating leases with expiration dates ranging from May 2013, through April 2027.  Monthly rental payments range from approximately $325 per month to $60,000 per month.  Rental expense was $6.8 million for the year ended December 31, 2012, $5.7 million for the year ended December 31, 2011, and $4.6 million for the year ended December 31, 2010.  Future minimum lease payments under non-cancelable leases at December 31, 2012, are as follows (in thousands):

2013	$7,133
2014	5,254
2015	4,368
2016	3,527
2017	2,241
Thereafter	7,049

Total	$29,572

11                  .SHARE BASED COMPENSATION AND EMPLOYEE BENEFIT PLANS:

Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan that allows eligible employees to contribute up to 10% of their base earnings toward the semi-annual purchase of the Company’s Class A common stock. The employee’s purchase price is 85% of the lesser of the closing price of the Class A common stock on the first business day or the last business day of the semi-annual offering period, as reported by The NASDAQ Global Select MarketSM.  Employees may purchase shares having a fair market value of up to $25,000 (measured as of the first day of each semi-annual offering period) for each calendar year.  Under the Employee Stock Purchase Plan, there are approximately 394,000 shares remaining of the 900,000 shares of the Company’s Class A common stock that have been reserved for issuance.  The Company issued 70,998 shares under the Employee Stock Purchase Plan during the year ended December 31, 2012 and 62,405 shares during the year ended December 31, 2011.  Of the 4,372 employees eligible to participate, 537 were participants in the plan as of December 31, 2012.

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

The Director Plan is designed to attract and retain highly qualified non-employee directors.  Prior to 2008, each non-employee director received options to purchase 20,000 shares of the Company’s Class A common stock upon their respective date of appointment and each year on the date that they are elected or reelected by the shareholders to serve on the Board of Directors.  Each option has a ten year term from the grant date and vested immediately.  Beginning in 2008, each non-employee director received a grant of the Company’s Class A common stock equivalent to a compensation value of $125,000, in 2009 the compensation value was reduced to $100,000, and in 2011 the compensation value was increased back to $125,000.  In 2011, three non-employee directors received a grant of 6,309 shares of the Company’s Class A common stock and one non-employee directors received a grant of 3,785 shares of the Company’s Class A common stock and $50,000 cash, for total compensation equivalent to $125,000.  In 2012, the non-employee directors each received a grant of 7,901 shares of the Company’s Class A common, for total compensation equivalent to $125,000.  Under the Director Plan, there are approximately 256,000 shares remaining for issuance of the 500,000 shares of the Company’s Class A common stock that have been reserved for issuance.  The Company granted 31,604 shares of Class A common stock under the Director Plan during the year ended December 31, 2012 and 22,712 shares of Class A common stock under the Director Plan during the year ended December 31, 2011.

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

The aggregate number of shares of common stock subject to stock options or SARs that may be granted to any one participant in any year under the 2007 Incentive Plan is 100,000 shares of Class A common stock or 100,000 shares of Class B common stock.  Each option, granted pursuant to the 2007 Incentive Plan, has a ten year term from the grant date and vests in three equal annual installments beginning on the third anniversary of the grant date.  The Company has 4,550,000 shares of Class A common stock and 450,000 shares of Class B common stock reserved for issuance upon exercise of any awards granted under the Company’s 2007 Incentive Plan.  As of December 31, 2012, approximately 1,129,000 shares of Class A common stock and 450,000 shares of Class B common stock are available for issuance upon exercise of any awards granted under the Company’s 2007 Incentive Plan.  During the year ended December 31, 2012, the Company granted 636,320 options to purchase Class A common stock and 129,635 restricted Class A common stock awards under the 2007 Incentive Plan.  During the year ended December 31, 2011, the Company granted 647,145 options to purchase Class A common stock and 103,985 restricted Class A common stock units under the 2007 Incentive Plan.

Valuation and Expense Information

Stock-based compensation expense related to stock options, restricted stock awards, restricted stock units and employee stock purchases was $7.3 million for the year ended December 31, 2012, $5.7 million for the year ended December 31, 2011, and $4.5 million for the year ended December 31, 2010.

Cash received from options exercised and shares purchased under all share-based payment arrangements was $5.1 million for the year ended December 31, 2012, $5.5 million for the year ended December 31, 2011, and $2.3 million for the year ended December 31, 2010.

A summary of the Company’s stock option activity and related information for the year ended December 31, 2012, follows:
Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value

Balance of Outstanding Options at January 1, 2012	3,848,472	$12.48
Granted	636,320	23.48
Exercised	(426,976)	9.51
Forfeited	(20,550)	14.83

Balance of Outstanding Options at December 31, 2012	4,037,266	$14.52	6.13	$26,607,758

Expected to vest after December 31, 2012	2,276,753	$16.42	7.73	$11,383,235
Vested and exercisable at December 31, 2012	1,613,658	$11.74	3.75	$14,413,812

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the weighted-average of the closing price as of December 31, 2012, of the Company’s Class A common of $20.67.  The total intrinsic value of options exercised was $5.6 million during the year ended December 31, 2012, $5.2 million during the year ended December 31, 2011, and $2.3 million during the year ended December 31, 2010.

A summary of the status of the number of shares underlying Company’s non-vested stock options as of December 31, 2012, and changes during the year ended December 31, 2012, follows:

Non-vested Shares	Number of Shares	Weighted Average Grant Date Fair Value

Non-vested at January 1, 2012	2,322,792	$5.88
Granted	636,320	10.95
Vested	(515,920)	4.62
Forfeited	(19,584)	6.72

Non-vested at December 31, 2012	2,423,608	$7.48

The total fair value of vested options was $2.4 million during the year ended December 31, 2012, $2.5 million during the year ended December 31, 2011, and $2.4 million during the year ended December 31, 2010.  The weighted-average grant date fair value of options granted was $10.95 during the year ended December 31, 2012, $8.68 during the year ended December 31, 2011, and $5.80 during the year ended December 31, 2010.

Stock Awards

The Company granted restricted stock units to its employees under the 2007 Incentive Plan and unrestricted stock awards to its non-employee directors under the Director Plan during the year ended December 31, 2012. The shares granted to employees vest in three equal installments on the first, second and third anniversary of the grant date and are forfeited in the event the recipient’s employment or relationship with the Company is terminated prior to vesting.  The fair value of the restricted stock awards and units to the Company’s employees is amortized to expense on a straight-line basis over the restricted stock’s vesting period.  The shares granted to non-employee directors are expensed on the grant date.

The following table presents a summary of the Company’s non-vested restricted stock awards and non-vested restricted stock units outstanding at December 31, 2012:
Stock Awards and Units	Shares	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value	Weighted Average Grant Date Fair Value

Outstanding Non-vested shares at January 1, 2012	203,887			$14.89
Granted	161,239			21.98
Vested	(133,012)			13.70
Forfeited	–

Outstanding Non-vested at December 31, 2012	232,114	8.62	$4,797,796	$20.50

Expected to vest after December 31, 2012	227,066	8.62	$4,693,454

The total fair value of the shares issued upon the vesting of stock awards during the year ended December 31, 2012 was $1.8 million.  The weighted-average grant date fair value of stock awards and units granted was $21.98 during the year ended December 31, 2012, $18.93 during the year ended December 31, 2011, and $13.08 during the year ended December 31, 2010.

As of December 31, 2012, there was $10.4 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Incentive Plan and the 2007 Incentive Plan.  That cost is expected to be recognized over a weighted-average period of 2.0 years.

Defined Contribution Plan

The Company has a defined contribution plan (the “Rush 401k Plan”), which is available to all Company employees and the employees of certain affiliates. Each employee who has completed 90 days of continuous service is entitled to enter the Rush 401k Plan on the first day of the following month. Participating employees may contribute from 1% to 50% of total gross compensation. However, certain highly compensated employees are limited to a maximum contribution of 15% of total gross compensation.  In March 2009, the Company discontinued its matching contributions to the Rush 401k plan.  On April 1, 2010 the Company reinstated its matching contributions.  For the first 10% of an employee’s contribution, the Company contributed an amount equal to 5% of the employees’ contributions for those employees with less than five years of service and an amount equal to 10% of the employees’ contributions for those employees with more than five years of service.  Effective January 1, 2011, for the first 10% of an employee’s contribution, the Company contributed an amount equal to 15% of the employees’ contributions for those employees with less than five years of service and an amount equal to 30% of the employees’ contributions for those employees with more than five years of service.  Effective February 1, 2012, for the first 10% of an employee’s contribution, the Company contributed an amount equal to 20% of the employees’ contributions for those employees with less than five years of service and an amount equal to 40% of the employees’ contributions for those employees with more than five years of service.  The Company incurred expenses related to the Rush 401k Plan of approximately $3.7 million during the year ended December 31, 2012, $2.2 million during the year ended December 31, 2011, and $0.4 million during the year ended December 31, 2010.

Deferred Compensation Plan

On November 6, 2010 the Board of Directors of the Company adopted the Rush Enterprises, Inc. Deferred Compensation Plan (the “Deferred Compensation Plan”) wherein selected employees and directors may elect to defer a portion of their annual compensation. The Deferred Compensation Plan also provides the Company with the discretion to make matching contributions to participants’ accounts.  The Company has established a rabbi trust to finance obligations under the Deferred Compensation Plan with corporate-owned variable life insurance contracts. Participants are 100% vested in their respective deferrals and the earnings thereon.  The first deferral election period began on January 1, 2011.  The Company’s liability related to the Deferred Compensation Plan was $0.6 million at December 31, 2012 and $0.1 million at December 31, 2011.

The Company currently does not provide any postretirement benefits nor does it provide any post employment benefits.

12.               EARNINGS PER SHARE:

Basic earnings per share (“EPS”) were computed by dividing income from continuing operations by the weighted average number of shares of common stock outstanding during the period. Diluted EPS differs from basic EPS due to the assumed conversions of potentially dilutive options and restricted shares that were outstanding during the period. The Company’s Class A common stock and Class B common stock have equal claims on earnings of the Company.  The following is a reconciliation of the numerators and the denominators of the basic and diluted per share computations for income from continuing operations:

	2012	2011	2010

Numerator-
Numerator for basic and diluted earnings per share-
Income from continuing operations available to common shareholders	$62,455,000	$55,213,000	$24,567,000

Denominator-
Denominator for basic earnings per share, weighted average shares	38,643,189	37,860,551	37,307,453

Effect of dilutive securities-
Stock options and restricted shares	1,045,254	1,153,846	910,727

Denominator for diluted earnings per share, adjusted weighted average shares and assumed conversions	39,688,443	39,014,397	38,218,180

Basic earnings per common share	$1.62	$1.46	$0.66

Diluted earnings per common share and common share equivalents	$1.57	$1.42	$0.64

Options to purchase shares of common stock that were outstanding for the years ended December 31, 2012, 2011 and 2010 that were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive are as follows:

	2012	2011	2010

Options	1,123,795	533,100	504,830

Total anti-dilutive securities	1,123,795	533,100	504,830

13.               INCOME TAXES:

Provision for Income Taxes

The tax provisions are summarized as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010

Current provision-
Federal	$8,647	$3,081	$3,850
State	1,917	3,203	1,965

	10,564	6,284	5,815

Deferred provision-
Federal	25,752	27,495	9,962
State	2,412	1,185	253

	28,164	28,680	10,215

Provision (benefit) for income taxes	$38,728	$34,964	$16,030

A reconciliation of taxes based on the federal statutory rates and the provisions (benefits) for income taxes are summarized as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010

Income taxes at the federal statutory rate	$35,414	$31,562	$16,559
State income taxes, net of federal benefit	2,753	2,795	1,418
Tax effect of permanent differences	766	621	542
Alternative fuel tax credits	–	–	(2,461)
Other, net	(205)	(14)	(28)

Provision for income taxes	$38,728	$34,964	$16,030

Following is a summary of the Company’s income tax provision for the years ended December 31, 2012, 2011 and 2010 (in thousands):

	2012	2011	2010

Income tax provision on continuing operations	$38,728	$34,964	$11,737
Income tax provision from discontinued operations	–	–	4,293

Provision for income taxes	$38,728	$34,964	$16,030

The components of income taxes for other than continuing operations consisted of the following (in thousands):

	2012	2011	2010
Income tax expense (benefit) related to components of other comprehensive income:
Change in fair value of cash flow swaps	$133	$(728)	$(142)
Change in fair value of available-for-sale securities	(9)	(360)	–
Total	$124	$(1,088)	$(142)

Paid in capital – stock based compensation	$(1,668)	$(1,993)	$(885)

The following summarizes the components of deferred tax assets and liabilities included in the balance sheet (in thousands):

	December 31,
	2012	2011
Current:
Deferred tax assets:
Inventory	$4,424	$2,944
Accounts receivable	164	178
Capital lease obligations	4,604	4,217
Stock options	1,409	1,145
Accrued liabilities	2,337	2,453
State net operating loss carry forward	905	393
State tax credit	477	527
Other	310	429
Current deferred tax asset	$14,630	$12,286

Non-Current:
Deferred tax assets:
Capital lease obligations	$13,811	$12,651
Stock options	5,635	4,579
Other	1,679	1,231
	21,125	18,461
Deferred tax liabilities:
Difference between book and tax basis-
Depreciation	(144,881)	(111,584)

Net non-current tax liability	$(123,756)	$(93,123)

The Company’s various state net operating loss carry forwards expire from 2014 through 2024.

The Company included accruals for unrecognized income tax benefits totaling $1.4 million as a component of accrued liabilities as of December 31, 2012, and $1.3 million as of December 31, 2011.  The unrecognized tax benefits of $1.0 million at December 31, 2012, and $1.3 million as of December 31, 2011, if recognized, would impact the Company’s effective tax rate.  An unfavorable settlement would require a charge to income tax expense and a favorable resolution would be recognized as a reduction to income tax expense.  The Company records interest and penalties related to unrecognized income tax benefits in income tax expense.  The Company had accrued interest of $49,000 at December 31, 2012 and $51,000 at December 31, 2011 related to unrecognized tax benefits.  During the years 2012, 2011 and 2010, the Company recognized approximately ($2,294), ($78,748), and ($4,348) in interest.  No amounts were accrued for penalties.

The Company does not anticipate a significant change in the amount of unrecognized tax benefits in the next 12 months.  As of December 31, 2012, the tax years ended December 31, 2009 through 2012 remained subject to audit by federal tax authorities and the tax years ended December 31, 2008 through 2012, remained subject to audit by state tax authorities.

A reconciliation of the change in the unrecognized tax benefits is as follows (in thousands):

	2012	2011	2010
Unrecognized tax benefits at beginning of period	$1,337	$1,466	$1,761
Gross increases – tax positions in current year	358	290	177
Gross increases – tax positions in a prior year	267	119	–
Reductions due to lapse of statute of limitations	(553)	(538)	(472)
Unrecognized tax benefits at end of period	$1,409	$1,337	$1,466

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

On December 31, 2012, the Company acquired certain assets of MVI Group, which operated commercial truck and bus dealerships in Ohio under the names of Miami Valley International, Center City International, CCI North Coast and Buckeye Truck Centers.  The acquisition included International, IC Bus, and Isuzu franchise locations in Akron, Cincinnati, Cleveland, Columbus, Dayton, Findlay and Lima, Ohio.  These dealerships now operate as Rush Truck Centers.  Rush Truck Leasing now operates Idealease truck rental and leasing franchises in Cincinnati, Cleveland, Columbus, Dayton and Lima, Ohio.  The transaction, including real estate, was valued at approximately $104.5 million.  The purchase price for the assets of the business was financed under the Company’s floor plan and lease and rental truck financing arrangements with the remainder paid in cash.

Property and equipment, including real estate	$29,768
Inventory	51,501
Accounts receivable	5,638
Prepaid expenses	488
Accrued expenses	(200)
Goodwill	17,340

Total	$104,535

As the values of these assets and liabilities are preliminary in nature, they are subject to adjustment as additional information is obtained about the facts and circumstances that existed at the acquisition date. When the valuation is final, any changes to the preliminary valuation of acquired assets and liabilities could result in adjustments to identified intangibles and goodwill. All of the goodwill acquired in the MVI Group acquisition will be amortized over 15 years for tax purposes.

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

Property and equipment, including real estate	$5,302
Inventory	7,017
Accounts receivable	3,626
Accrued expenses	(357)
Franchise rights	1,730
Goodwill	7,301

Total	$24,619

The final purchase price allocation reflects an adjustment of $1.7 million from the purchase allocation due to the finalization of the franchise rights valuation. All of the goodwill acquired in the West Texas Peterbilt acquisition will be amortized over 15 years for tax purposes.

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

Property and equipment, including real estate	$6,680
Inventory	2,525
Accounts receivable	771
Other	8
Accrued expenses	(79)
Goodwill	90

Total	$9,995

All of the goodwill acquired in the Peck Road Ford acquisition will be amortized over 15 years for tax purposes.

On March 14, 2011, the Company acquired certain assets of Asbury Automotive Atlanta L.L.C., a subsidiary of Asbury Automotive Group, Inc., which operated commercial truck and bus dealerships in the metro Atlanta area under the "Nalley Motor Trucks" name.  The acquisition included dealership locations in Atlanta and Doraville and a collision center in Atlanta.  These locations are now operating as Rush Truck Centers.  The transaction was valued at approximately $55.3 million, with the purchase price paid in cash.  The operations of Nalley Motor Trucks are included in the accompanying consolidated financial statements from the date of the acquisition.  The purchase price was allocated based on the fair values of the assets at the date of acquisition as follows (in thousands):

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

On February 21, 2011, the Company acquired certain assets of Heintzelman’s Truck Center, which consisted of a Ford commercial vehicle dealership in Orlando, Florida.  The Company now operates the facility as a full-service Rush Truck Center offering Ford trucks, parts, service, leasing, financing and insurance.  The transaction was valued at approximately $4.7 million, with the purchase price paid in cash.  The operations of Heintzelman’s Truck Center are included in the accompanying consolidated financial statements from the date of the acquisition.  The purchase price was allocated based on the fair values of the assets at the date of acquisition as follows (in thousands):

Inventory	$3,125
Accounts receivable	264
Property and equipment	221
Prepaid expenses	6
Accrued expenses	(2)
Goodwill	1,050

Total	$4,664

All of the goodwill acquired in the Heintzelman’s Truck Center acquisition will be amortized over 15 years for tax purposes.

On October 12, 2010, the Company acquired certain assets of Metro Ford Truck Sales, Inc., which consisted of a Ford and Isuzu commercial vehicle dealership in Dallas, Texas.  The Company now operates the facility as a full-service Rush Medium-Duty Truck Center offering Ford and Isuzu medium-duty trucks, parts, service, financing and insurance.  The transaction was valued at approximately $5.6 million, with the purchase price paid in cash.  The operations of Metro Ford Truck Sales, Inc. are included in the accompanying consolidated financial statements from the date of the acquisition.  The purchase price was allocated based on the fair values of the assets at the date of acquisition as follows (in thousands):

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

On May 24, 2010, the Company acquired certain assets of Lake City Companies, LLC and certain of its subsidiaries and affiliates (collectively, "Lake City International"). Lake City International operated a commercial truck and bus sales, service, parts, finance and leasing business representing multiple brands.  The newly acquired dealerships include five locations in Utah, five locations in Idaho and one location in Oregon.  These locations are now operating as Rush Truck Centers.  Rush Truck Leasing operates Idealease truck rental and leasing franchises at existing locations in Salt Lake City, Utah, and Boise, Idaho.  The transaction, including the real estate, was valued at approximately $71.0 million.  The purchase price for the assets of the business was paid in cash and the purchase price for the real estate was partially paid in cash with the remainder financed with long-term debt.

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

Net sales and earnings before income taxes related to the discontinued business were as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010

Net Sales	$–	$–	$25,819

Earnings before income taxes:
Results of operations from discontinued operations before income taxes	–	–	917
Gain on disposition			10,091
Income tax (expense)	–	–	(4,293)
Net income from discontinued operations	$–	$–	$6,715

Basic earnings per common share from discontinued operations, net of tax	$–	$–	$0.18
Diluted earnings per common share and common share equivalents from discontinued operations, net of tax	$–	$–	$0.18

17.               ACCUMULATED OTHER COMPREHENSIVE (LOSS)

The following table shows the components of accumulated other comprehensive (loss) (in thousands):

	Cash Flow Swaps	Available for Sale Securities	Total
Balance at January 1, 2011	$(222)	$–	$(222)
Changes in value	(1,868)	(947)	(2,815)
Tax effect	728	360	1,088
Balance at December 31, 2011	(1,362)	(587)	(1,949)
Changes in value	317		317
Tax effect	(133)	9	(124)
Balance at December 31, 2012	$(1,178)	$(578)	$(1,756)

18.               UNAUDITED QUARTERLY FINANCIAL DATA:

(In thousands, except per share amounts.)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2012

Revenues	$777,329	$835,844	$745,133	$732,261
Gross profit	128,260	129,636	125,171	117,700
Operating income	29,380	31,966	27,627	25,227
Income before income taxes	26,076	28,559	24,244	22,304
Net income	$15,906	$17,422	$14,909	$14,218

Earnings per share:
Basic	$0.41	$0.45	$0.38	$0.37
Diluted	$0.40	$0.44	$0.38	$0.36

2011

Revenues	$446,104	$661,982	$696,445	$776,080
Gross profit	82,390	105,510	113,788	121,589
Operating income	12,821	21,789	28,328	34,400
Income before income taxes	11,620	20,190	26,434	31,933
Net income	$7,267	$12,518	$16,045	$19,383

Earnings per share:
Basic	$0.19	$0.33	$0.42	$0.51
Diluted	$0.19	$0.32	$0.41	$0.50

19.	SEGMENTS:

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

The Company accounts for intersegment sales and transfers as if the sales or transfers were to third parties, that is, at current market prices. There were no material intersegment sales during the years ended December 31, 2012, 2011 and 2010.

The following table contains summarized information about reportable segment revenue, segment income or loss from continuing operations and segment assets for the periods ended December 31, 2012, 2011 and 2010 (in thousands):

	Truck Segment	All Other	Totals
2012
Revenues from external customers	$3,072,092	$18,475	$3,090,567
Interest income	21	–	21
Interest expense	12,830	208	13,038
Depreciation and amortization	24,482	534	25,016
Segment income (loss) from continuing operations before taxes	102,392	(1,209)	101,183
Segment assets	1,855,431	26,135	1,881,566
Goodwill	195,697	2,560	198,257
Expenditures for segment assets	170,436	515	170,951

2011
Revenues from external customers	$2,562,740	$17,871	$2,580,611
Interest income	20	–	20
Interest expense	6,876	305	7,181
Depreciation and amortization	19,471	613	20,084
Segment income (loss) from continuing operations before taxes	91,820	(1,643)	90,177
Segment assets	1,691,938	25,763	1,717,701
Goodwill	180,052	2,560	182,612
Expenditures for segment assets	148,384	159	148,543

2010
Revenues from external customers	$1,482,742	$15,185	$1,497,927
Interest income	127	–	127
Interest expense	5,092	398	5,490
Depreciation and amortization	15,019	701	15,720
Segment income (loss) from continuing operations before taxes	37,690	(1,386)	36,304
Segment assets	1,143,385	24,548	1,167,933
Goodwill	147,828	2,560	150,388
Expenditures for segment assets	83,670	633	84,303

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2012, to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) accumulated and communicated to the Company’s management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2012, the Company continued its implementation of the SAP enterprise software and dealership management system.  As appropriate, the Company is modifying the documentation of its internal control processes and procedures relating to this change in dealer management systems to supplement and complement existing internal controls over financial reporting.  Other than the above, there were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

As of December 31, 2012, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control – Integrated Framework,” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on the assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2012, based on those criteria.

Ernst & Young LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this annual report on Form 10-K, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. The report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012, is included in this Item 9A under the heading “Attestation Report of Independent Registered Public Accounting Firm.”

Attestation Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

To the Board of Directors and Shareholders of Rush Enterprises, Inc.

We have audited Rush Enterprises, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control − Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria).  Rush Enterprises, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Rush Enterprises, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Rush Enterprises, Inc. and subsidiaries as of December 31, 2012, and 2011, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012, of Rush Enterprises, Inc. and subsidiaries and our report dated March 15, 2013, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Antonio, Texas
March 15, 2013

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information called for by Item 10 of Form 10-K is incorporated herein by reference to such information included in the Company’s Proxy Statement for the 2013 Annual Meeting of Shareholders.

Code of Ethics

We maintain a code of ethics applicable to our principal executive officer, principal financial officer, principal accounting officer or controller, and other persons performing similar functions. To view this code of ethics free of charge, please visit our website at www.rushenterprises.com (This website address is not intended to function as a hyperlink, and the information contained in our website is not incorporated in to this report or otherwise made part of this report). We intend to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of this code of ethics, if any, by posting such information on our website set forth above.

Item 11.  Executive Compensation

The information called for by Item 11 of Form 10-K is incorporated herein by reference to such information included in the Company’s Proxy Statement for the 2013 Annual Meeting of Shareholders.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information called for by Item 12 of Form 10-K, other than the equity compensation plan information set forth below, is incorporated herein by reference to such information included in the Company’s Proxy Statement for the 2013 Annual Meeting of Shareholders.

Equity Compensation Plan Information

The Equity Compensation Plan Information Table provides information as of December 31, 2012, with respect to shares of Class A and Class B Common Stock that may be issued under our existing equity compensation plans, including the Rush Enterprises, Inc. 2006 Non-Employee Director Stock Plan, the Rush Enterprises, Inc. 2007 Long-Term Incentive Plan, The Rush Enterprises, Inc. Long-Term Incentive Plan, as amended (adopted by the Company’s shareholders in May 1996), and the Rush Enterprises, Inc. 1997 Non-Employee Director Stock Option Plan, as amended.

Class A Common Stock:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights as of December 31, 2012 (a)	Weighted-average exercise price of outstanding options, warrants and rights as of December 31, 2012 (b)	Number of securities remaining available for future issuance under equity compensation plans as of December 31, 2012 (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	4,196,384	$13.89	1,384,887
Equity compensation plans not approved by security holders	−	−	−
Total	4,196,384		1,384,887	(1)

(1)
Includes 1,384,887 shares that may be issued in the form of restricted stock under the Rush Enterprises, Inc. 2006 Non-Employee Director Stock Plan and the Rush Enterprises, Inc. 2007 Long-Term Incentive Plan.

Class B Common Stock:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights as of December 31, 2012 (a)	Weighted-average exercise price of outstanding options, warrants and rights as of December 31, 2012 (b)	Number of securities remaining available for future issuance under equity compensation plans as of December 31, 2012 (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	72,996	$4.73	450,000
Equity compensation plans not approved by security holders	−	−	−
Total	72,996		450,000	(1)

(1)	Includes 450,000 shares that may be issued in the form of restricted stock under the Rush Enterprises, Inc. 2007 Long-Term Incentive Plan.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information called for by Item 13 of Form 10-K is incorporated herein by reference to such information included in the Company’s Proxy Statement for the 2013 Annual Meeting of Shareholders.

Item 14.  Principal Accountant Fees and Services

The information called for by Item 14 of Form 10-K is incorporated herein by reference to such information included in the Company’s Proxy Statement for the 2013 Annual Meeting of Shareholders.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

Included in Item 8 of Part II of this annual report on Form 10-K are the following:

Report of Independent Registered Public Accounting Firm;
Consolidated Balance Sheets as of December 31, 2012, and 2011;
Consolidated Statements of Income for the years ended December 31, 2012, 2011, and 2010;
Consolidated Statements of Comprehensive Income for the years ended December 31, 2012, 2011, and 2010;
Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2012, 2011, and 2010;
Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011, and 2010; and
Notes to Consolidated Financial Statements.

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

2.2
Amendment #1, dated as of May 24, 2010, to Asset Purchase Agreement, dated March 19, 2010 (incorporated herein by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K (File No. 000-20797) filed May 26, 2010)

3.1
Restated Articles of Incorporation of Rush Enterprises, Inc. (incorporated herein by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q (File No. 000-20797) for the quarter ended June 30, 2008)

3.2
Rush Enterprises, Inc. Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q (File No. 000-20797) filed for the quarter ended June 30, 2009)

4.1
Specimen of certificate representing Common Stock (now Class B Common Stock), $.01 par value, of Rush Enterprises, Inc. (incorporated herein by reference to Exhibit 4.1 of the Company’s Registration Statement No. 333-03346 on Form S-1 filed April 10, 1996)

4.2
Specimen of certificate representing Class A Common Stock, $.01 par value, of the Registrant (incorporated herein by reference to Exhibit 4.1 of the Company’s Registration Statement on Form 8-A filed July 9, 2002)

10.1
Right of First Refusal dated December 19, 2012 between Peterbilt Motors Company and W. Marvin Rush (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (File No. 000-20797) filed December 20, 2012)

10.2
Right of First Refusal dated December 19, 2012 between Peterbilt Motors Company and W.M. “Rusty” Rush (incorporated herein by reference to Exhibit 10. of the Company’s Current Report on Form 8-K (File No. 000-20797) filed December 20, 2012)

10.3+	Rush Enterprises, Inc. Long-Term Incentive Plan, as amended (incorporated herein by reference to Exhibit 4.1 of the Company’s Registration Statement No. 333-117305 on Form S-8 filed July 12, 2004)

10.4+
Form of Rush Enterprises, Inc. Long-Term Incentive Plan Stock Option Agreement (incorporated herein by reference to Exhibit 10.85 of the Company’s Registration Statement No. 333-03346 on Form S-1 filed April 10, 1996)

10.5+
Rush Enterprises, Inc. Amended and Restated 1997 Non-Employee Director Stock Option Plan, as amended (incorporated herein by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (File No. 000-20797) for the quarter ended December 31, 2010)

10.6+
Form of Rush Enterprises, Inc. 1997 Non-Employee Director Stock Option Agreement (incorporated herein by reference to Exhibit 4.4 of the Company’s Registration Statement No. 333-117305 on Form S-8 filed July 12, 2004)

10.7+
Rush Enterprises, Inc. 2004 Employee Stock Purchase Plan, as amended (incorporated herein by reference to Exhibit 4.1 of the Company’s Registration Statement No. 333-121355 on Form S-8 filed December 17, 2004)

10.8+
Rush Enterprises, Inc. Amended and Restated 2006 Non-Employee Director Stock Plan (incorporated herein by reference to Exhibit 10.10 of the Company’s Form 10-K (File No. 000-20797) for the year ended December 31, 2010)

10.9+
Form of Rush Enterprises, Inc. 2006 Non-Employee Director Stock Option Agreement (incorporated herein by reference to Exhibit 4.4 of the Company’s Registration Statement No. 333-138556 on Form S-8 filed November 9, 2006)

10.10+
Form of Rush Enterprises, Inc. 2006 Non-Employee Director Stock Plan Restricted Stock Unit Award Agreement (incorporated herein by reference to Exhibit 10.1 of the Company’s Form 10-Q (File No. 000-20797) for the quarter ended June 30, 2012)

10.11+	Rush Enterprises, Inc. 2007 Long-Term Incentive Plan (incorporated herein by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed April 6, 2010)

10.12+
Form of Rush Enterprises Inc. 2007 Long-Term Incentive Plan Restricted Stock Agreement (incorporated herein by reference to Exhibit 10.13 of the Company’s Form 10-K (File No. 000-20797) for the year ended December 31, 2008)

10.13+
Form of Rush Enterprises, Inc. 2007 Long-Term Incentive Plan Restricted Stock Unit Agreement (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 000-20797) filed March 14, 2012)

10.14+
Form of Rush Enterprises, Inc. 2007 Long-Term Incentive Plan Stock Option Agreement (incorporated herein by reference to Exhibit 4.4 of the Company’s Form S-8 (File No. 333-144821) filed July 24, 2007)

10.15
Form of dealer agreement between Peterbilt Motors Company and Rush Truck Centers (incorporated herein by reference to Exhibit 10.18 of the Company’s Form 10-K (File No. 000-20797) for the year ended December 31, 1999)

10.16
Amended and Restated Amendment to Dealer Sales and Service Agreements, dated December 19, 2012, by and among Peterbilt Motors Company, a division of PACCAR, Inc., Rush Enterprises, Inc. and the subsidiaries of Rush Enterprises, Inc. named a party therein (incorporated herein by reference to Exhibit 10.1 of the Company's Form 8-K (File No. 000-20797) filed December 20, 2012)

10.17
Guaranty Agreement, dated December 31, 2010, by Rush Enterprises, Inc. and each other Guarantor party thereto in favor of General Electric Capital Corporation. (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (File No. 000-20797) filed January 6, 2011)

10.18
Amended and Restated Credit Agreement, dated January 31, 2012, among Rush Truck Centers of Alabama, Inc., Rush Truck Centers of Arizona, Inc., Rush Truck Centers of California, Inc., Rush Medium Duty Truck Centers of Colorado, Inc., Rush Truck Centers of Colorado, Inc., Rush Truck Centers of Florida, Inc., Rush Truck Centers of Georgia, Inc., Rush Truck Centers of New Mexico, Inc., Rush Truck Centers of Oklahoma, Inc., Rush Truck Centers of Tennessee, Inc., Rush Truck Centers of North Carolina, Inc., Rush Truck Centers of Idaho, Inc., Rush Truck Centers of Utah, Inc., and Rush Truck Centers of Oregon, Inc., Rush Truck Centers of Texas, L.P., Rush Enterprises, Inc., the Lenders party thereto, and General Electric Capital Corporation (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 000-20797) filed February 2, 2012)

10.19
First Amendment to Credit Agreement, dated March 29, 2012, by and among Rush Truck Centers of Alabama, Inc., Rush Truck Centers of Arizona, Inc., Rush Truck Centers of California, Inc., Rush Medium Duty Truck Centers of Colorado, Inc., Rush Truck Centers of Colorado, Inc., Rush Truck Centers of Florida, Inc., Rush Truck Centers of Georgia, Inc., Rush Truck Centers of New Mexico, Inc., Rush Truck Centers of Oklahoma, Inc., Rush Truck Centers of Tennessee, Inc., Rush Truck Centers of North Carolina, Inc., Rush Truck Centers of Idaho, Inc., Rush Truck Centers of Utah, Inc., and Rush Truck Centers of Oregon, Inc., Rush Truck Centers of Texas, L.P., Rush Enterprises, Inc., the Lenders party thereto, and General Electric Capital Corporation (incorporated herein by reference to Exhibit 10.3 of the Company’s Form 10-Q (File No. 000-20797) for the quarter ended March 31, 2012)

10.20+	Rush Enterprises, Inc. Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 000-20797) filed November 12, 2010)

10.21+	Form of Indemnity Agreement (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 000-20797) filed February 27, 2007)
10.22+	Rush Enterprises, Inc. Executive Transition Plan (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 000-20797) filed July 25, 2008)
10.23
Second Amendment to Credit Agreement, dated December 31, 2012, among Rush Truck Centers of Alabama, Inc., Rush Truck Centers of Arizona, Inc., Rush Truck Centers of California, Inc., Rush Medium Duty Truck Centers of Colorado, Inc., Rush Truck Centers of Colorado, Inc., Rush Truck Centers of Florida, Inc., Rush Truck Centers of Georgia, Inc., Rush Truck Centers of New Mexico, Inc., Rush Truck Centers of Oklahoma, Inc., Rush Truck Centers of Tennessee, Inc., Rush Truck Centers of North Carolina, Inc., Rush Truck Centers of Idaho, Inc., Rush Truck Centers of Utah, Inc., and Rush Truck Centers of Oregon, Inc., Rush Truck Centers of Texas, L.P., Rush Truck Centers of Ohio, Inc., Rush Enterprises, Inc., the Lenders party thereto, and General Electric Capital Corporation (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 000-20797) filed January 3, 2013)

21.1*	Subsidiaries of the Company
23.1*	Consent of Ernst & Young LLP
31.1*	Certification of President and Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Vice President and Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1++	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2++	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS+++	XBRL Instance Document.
101.SCH+++	XBRL Taxonomy Extension Schema Document.
101.CAL+++	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF+++	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB+++	XBRL Taxonomy Extension Label Linkbase Document
101.PRE+++	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
+	Management contract or compensatory plan or arrangement.
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

RUSH ENTERPRISES, INC.

By:	/s/ W. M.”RUSTY” RUSH	Date: March 15, 2013
W. M. “Rusty” Rush
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated:

Signature	Capacity	Date

/s/ W. MARVIN RUSH	Chairman of the Board and Director	March 15, 2013
W. Marvin Rush

/s/ W. M. “RUSTY” RUSH	President and Chief Executive Officer,	March 15, 2013
W. M. “Rusty” Rush	Director (Principal Executive Officer)

/s/ STEVEN L. KELLER	Vice President and	March 15, 2013
Steven L. Keller	Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ THOMAS A. AKIN	Director	March 15, 2013
Thomas A. Akin

/s/ HAROLD D. MARSHALL	Director	March 15, 2013
Harold D. Marshall

/s/ JAMES C. UNDERWOOD	Director	March 15, 2013
James C. Underwood

/s/ GERALD R. SZCZEPANSKI	Director	March 15, 2013
Gerald R. Szczepanski