Form 10-Q
period 2013-03-31
RUSH ENTERPRISES INC \TX\
filed 2013-05-10
CIK 1012019

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
 (X)           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013
OR

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [  ]                               No [X]

Indicated below is the number of shares outstanding of each of the issuer’s classes of common stock, as of May 3, 2013.

Title of Class	Number of Shares Outstanding
Class A Common Stock, $.01 Par Value	28,651,968
Class B Common Stock, $.01 Par Value	10,818,478

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2013 AND DECEMBER 31, 2012
 (In Thousands, Except Shares)

	March 31, 2013	December 31, 2012
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$205,049	$198,773
Accounts receivable, net	76,598	89,615
Inventories, net	676,594	690,953
Prepaid expenses and other	10,026	12,088
Deferred income taxes, net	13,037	14,630

Total current assets	981,304	1,006,059

Investments	6,628	6,628

Property and equipment, net	627,261	622,112

Goodwill, net	198,282	198,257

Other assets, net	47,840	48,510

Total assets	$1,861,315	$1,881,566

Liabilities and shareholders’ equity
Current liabilities:
Floor plan notes payable	$498,265	$534,520
Current maturities of long-term debt	80,524	80,030
Current maturities of capital lease obligations	10,200	10,673
Trade accounts payable	80,771	62,270
Accrued expenses	64,618	100,953
Total current liabilities	734,378	788,446

Long-term debt, net of current maturities	326,966	319,634
Capital lease obligations, net of current maturities	38,965	39,300
Other long-term liabilities	2,883	2,484
Deferred income taxes, net	125,232	123,756

Shareholders’ equity:
Preferred stock, par value $.01 per share; 1,000,000 shares authorized; 0 shares outstanding in 2013 and 2012	–	–
Common stock, par value $.01 per share; 60,000,000 class A shares and 20,000,000 class B shares authorized; 28,609,036 class A shares and 10,835,219 class B shares outstanding in 2013; and 27,999,068 class A shares and 10,792,223 class B shares outstanding in 2012	411	404
Additional paid-in capital	233,847	222,627
Treasury stock, at cost: 1,639,843 class B shares	(17,948)	(17,948)
Retained earnings	418,166	404,619
Accumulated other comprehensive loss, net of tax	(1,585)	(1,756)
Total shareholders’ equity	632,891	607,946
Total liabilities and shareholders’ equity	$1,861,315	$1,881,566

The accompanying notes are an integral part of these consolidated financial statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(In Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended March 31,
	2013	2012

Revenues:
New and used commercial vehicle sales	$489,610	$551,928
Parts and service sales	231,479	196,646
Lease and rental	30,140	23,476
Finance and insurance	3,133	3,137
Other	2,426	2,142
Total revenue	756,788	777,329
Cost of products sold:
New and used commercial vehicle sales	452,574	510,807
Parts and service sales	145,713	118,256
Lease and rental	24,713	20,006
Total cost of products sold	623,000	649,069
Gross profit	133,788	128,260
Selling, general and administrative	102,106	93,015
Depreciation and amortization	7,110	5,884
Gain on sale of assets	41	19
Operating income	24,613	29,380
Interest expense, net	2,513	3,304
Income before taxes	22,100	26,076
Provision for income taxes	8,553	10,170
Net income	$13,547	$15,906

Earnings per common share:
Earnings per common share - Basic	$0.35	$0.41
Earnings per common share - Diluted	$0.34	$0.40

Weighted average shares outstanding:
Basic	39,119	38,387
Diluted	40,269	39,607

Comprehensive income	$13,718	$15,905

The accompanying notes are an integral part of these consolidated financial statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$13,547	$15,906
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	21,683	16,641
Gain on sale of property and equipment	(41)	(19)
Stock-based compensation expense related to employee stock options and employee stock purchases	3,251	3,118
Provision for deferred income tax expense	2,963	756
Excess tax benefits from stock-based compensation	(1,679)	(1,515)
Change in accounts receivable, net	13,017	7,869
Change in inventories	20,602	(152,012)
Change in prepaid expenses and other, net	2,062	5,715
Change in trade accounts payable	18,501	8,300
(Payments) on floor plan notes payable – trade, net	(2,178)	−
Change in accrued expenses	(34,656)	(34,970)

Net cash provided by (used in) operating activities	57,072	(130,211)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(30,169)	(38,010)
Proceeds from the sale of property and equipment	192	61
Business acquisitions	(25)	(36)
Change in other assets	573	(461)

Net cash (used in) investing activities	(29,429)	(38,446)

CASH FLOWS FROM FINANCING ACTIVITIES:
(Payments) draws on floor plan notes payable – non-trade, net	(34,077)	107,887
Proceeds from long-term debt	30,621	31,230
Principal payments on long-term debt	(22,795)	(17,488)
Principal payments on capital lease obligations	(3,092)	(2,375)
Issuance of shares relating to employee stock options and employee stock purchases	6,297	3,903
Excess tax benefits from stock-based compensation	1,679	1,515

Net cash (used in) provided by financing activities	(21,367)	124,672

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	6,276	(43,985)

CASH AND CASH EQUIVALENTS, beginning of period	198,773	207,775

CASH AND CASH EQUIVALENTS, end of period	$205,049	$163,790

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$5,628	$5,435
Income taxes, net of refunds	$32	$265
Noncash investing and financing activities:
Assets acquired under capital leases	$2,284	$1,075

The accompanying notes are an integral part of these consolidated financial statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1 – Principles of Consolidation and Basis of Presentation

The interim consolidated financial statements included herein have been prepared by Rush Enterprises, Inc. and its subsidiaries (collectively referred to as the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  All adjustments have been made to the accompanying interim consolidated financial statements, which, in the opinion of the Company’s management, are necessary for a fair presentation of the Company’s operating results.  All adjustments are of a normal recurring nature.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  It is recommended that these interim consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.  Results of operations for interim periods are not necessarily indicative of results that may be expected for any other interim periods or the full fiscal year.

2 – Other Assets

The total capitalized costs of the SAP enterprise software and SAP dealership management system of $40.6 million, including capitalized interest, are recorded on the Consolidated Balance Sheet in Other Assets, net of accumulated amortization of $4.8 million.  The SAP software will be amortized over a period of 15 years.  The Company is currently operating 30 Rush Truck Centers and all of its leasing operations on the SAP enterprise software and SAP dealership management system, which represent approximately 38% of first quarter 2013 total revenue.  The Company plans to convert all of its Rush Truck Centers to the SAP enterprise software and SAP dealership management system by the end of 2014.

Amortization expense relating to intangible assets, primarily the SAP software, was $0.7 million for the quarter ended March 31, 2013 and $0.5 million for the quarter ended March 31, 2012, and is recognized in depreciation and amortization expense in the Consolidated Statement of Income.

The Company’s only significant identifiable intangible assets, other than goodwill, are rights under franchise agreements with manufacturers.  The fair market value of the Company’s manufacturer franchise rights of $4.5 million, which are included in Other Assets on the accompanying consolidated balance sheets, is determined at the acquisition date through discounting the projected cash flows specific to each franchise. The Company has determined that manufacturer franchise rights have an indefinite life as there are no economic or other factors that limit their useful lives, and they are expected to generate cash flows indefinitely due to the historically long lives of the manufacturers’ brand names. Furthermore, to the extent that any agreements evidencing manufacturer franchise rights would expire, the Company expects that it would be able to renew those agreements in the ordinary course of business. Due to the fact that manufacturer franchise rights are specific to geographic region, the Company has determined that the geographic region is the appropriate level for purposes of testing franchise rights for impairment.  The Company does not amortize manufacturer franchise rights.

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

No impairment write down was required for manufacturer franchise rights in the fourth quarter of 2012.  However, the Company cannot predict the occurrence of certain events that might adversely affect the reported value of manufacturer franchise rights in the future.

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

4 – Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended
	March 31, 2013	March 31, 2012
Numerator -
Numerator for basic and diluted earnings per share-
Net income available to common shareholders	$13,547	$15,906

Denominator-
Denominator for basic earnings per share, weighted average shares outstanding	39,119	38,387
Effect of dilutive securities-
Employee and Director stock options and restricted share awards	1,150	1,220
Denominator for diluted earnings per share, adjusted weighted average shares and assumed conversions	40,269	39,607

Basic earnings per common share	$.35	$.41
Diluted earnings per common share and common share equivalents	$.34	$.40

Options to purchase shares of common stock that were outstanding for the three months ended March 31, 2013 and 2012 that were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive are as follows (in thousands):

	March 31, 2013	March 31, 2012
Options	1,107	1,114
Total anti-dilutive securities	1,107	1,114

5 – Stock Options and Restricted Stock Awards

Valuation and Expense Information

The Company accounts for stock-based compensation in accordance with Accounting Standards Codification (“ASC”) 718-10, “Compensation – Stock Compensation,” which requires the measurement and recognition of compensation expense for all share-based payment awards made to the Company’s employees and directors including employee stock options, restricted share awards and employee stock purchases related to the Employee Stock Purchase Plan based on estimated fair values.  Stock-based compensation expense, calculated using the Black-Scholes option-pricing model and included in selling, general and administrative expense, was $3.3 million for the three months ended March 31, 2013, and $3.1 million for the three months ended March 31, 2012.  As of March 31, 2013, there was $17.3 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements to be recognized over a weighted-average period of 2.41 years.

6 – Financial Instruments and Fair Value

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

As of March 31, 2013, the Company held auction rate securities with underlying tax-exempt municipal bonds that mature in 2030 that have a fair value of $6.6 million and a cost basis of $7.6 million.  These bonds have credit wrap insurance and a credit rating of A2 by a major credit rating agency.

The Company valued the auction rate securities at March 31, 2013 using a discounted cash flow model based on the characteristics of the individual securities, which the Company believes yields the best estimate of fair value. The first step in the valuation included a credit analysis of the security which considered various factors including the credit quality of the issuer, the instrument’s position within the capital structure of the issuing authority, and the composition of the authority’s assets including the effect of insurance and/or government guarantees. Next, the future cash flows of the instruments were projected based on certain assumptions regarding the auction rate market significant to the valuation including the auction rate market will remain illiquid and auctions will continue to fail causing the interest rate to be the maximum applicable rate.  This assumption resulted in discounted cash flow analysis being performed through 2019, the point at which the Company estimates the securities will be redeemed by the municipality.  The projected cash flows were then discounted using the applicable yield curve plus a 225 basis point liquidity premium added to the applicable discount rate.

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

	At March 31, 2013
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

At March 31, 2013, the Company had an aggregate $40.9 million notional amount of interest rate swap contracts, which have been designated as cash flow hedges, to pay fixed rates of interest and receive a floating interest rate based on LIBOR. The fixed interest rates specified in the interest rate swap contracts became effective on or about January 1, 2012.  The Company’s interest rate swaps qualify for cash flow hedge accounting treatment.  Unrealized gains or losses are recorded in accumulated other comprehensive income.  Realized gains and losses will be recognized in interest expense, if they occur. Amounts to be received or paid under the contracts will be recognized as interest expense over the life of the contracts.  There was no ineffectiveness for these swaps during the quarters ended March 31, 2013 and March 31, 2012.

The fair value of cash flow swaps is calculated as the present value of expected future cash flows, determined on the basis of forward interest rates and present value factors.  As such, the carrying amounts for these swaps are designated to be Level 2 fair values and totaled $1.6 million, excluding accrued interest, as of March 31, 2013.  The carrying value of these swaps is included in Other Long-Term Liabilities on the accompanying Consolidated Balance Sheet as of March 31, 2013.

As of March 31, 2013 the Company was party to derivative financial instruments, as described in the following table (in thousands):

Agreement	Notional Amount	Fixed Interest Rate	Underlying Rate	Expiration Date	Fair Value
Interest Rate Swap	$1,993	5.075%	3 month LIBOR	July 1, 2015	$(79)
Interest Rate Swap	4,116	5.075%	3 month LIBOR	July 1, 2015	(162)
Interest Rate Swap	7,143	5.39%	1 month LIBOR	December 31, 2014	(239)
Interest Rate Swap	1,381	5.39%	1 month LIBOR	December 31, 2014	(46)
Interest Rate Swap	2,457	5.39%	1 month LIBOR	December 31, 2014	(82)
Interest Rate Swap	5,561	5.39%	1 month LIBOR	December 31, 2014	(186)
Interest Rate Swap	5,096	5.38%	1 month LIBOR	June 29, 2015	(242)
Interest Rate Swap	784	5.29%	1 month LIBOR	June 30, 2015	(36)
Interest Rate Swap	1,503	5.29%	1 month LIBOR	June 30, 2015	(69)
Interest Rate Swap	7,579	5.29%	1 month LIBOR	June 30, 2015	(347)
Interest Rate Swap	653	5.29%	1 month LIBOR	June 30, 2015	(30)
Interest Rate Swap	2,626	5.29%	1 month LIBOR	June 30, 2015	(120)

Fair values of derivative instruments are on the accompanying Consolidated Balance Sheet (in thousands):

		Fair Value at
Derivative Liabilities Designated as Hedging Instruments	Balance Sheet Location	March 31, 2013	December 31, 2012
Interest Rate Swaps	Other Long-Term Liabilities	$1,638	$1,915

	Gain (Loss) Recognized in OCI on Derivatives (Effective Portion) during the Three Months Ended		Location of Loss	Loss Reclassified from Accumulated OCI into Income (Effective Portion) during the Three Months Ended
	March 31, 2013	March 31, 2012	Reclassified into Income	March 31, 2013	March 31, 2012
Interest rate swaps	$277	$9	Interest Expense	$(86)	$(105)

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

The following table contains summarized information about reportable segment revenue, segment income or loss from continuing operations and segment assets for the periods ended March 31, 2013 and 2012 (in thousands):

	Truck Segment	All Other	Totals

As of and for the three months ended March 31, 2013

Revenues from external customers	$752,230	$4,558	$756,788
Segment income (loss) before taxes	22,148	(48)	22,100
Segment assets	1,835,123	26,192	1,861,315

As of and for the three months ended March 31, 2012

Revenues from external customers	$772,908	$4,421	$777,329
Segment income (loss) before taxes	26,243	(167)	26,076
Segment assets	1,807,951	26,702	1,834,653

Revenues from segments below the quantitative thresholds are attributable to three operating segments of the Company and are included in the All Other column. Those segments include a retail tire company, an insurance agency and a guest ranch operation. None of those segments has ever met any of the quantitative thresholds for determining reportable segments.

8 – Income Taxes

The Company included accruals for unrecognized income tax benefits totaling $1.4 million as a component of accrued liabilities as of March 31, 2013, and $1.3 million as of March 31, 2012.  Unrecognized tax benefits of $1.0 million at March 31, 2013, and $1.3 million as of March 31, 2012, if recognized, would impact the Company’s effective tax rate.  An unfavorable settlement could require a charge to income tax expense and a favorable resolution would be recognized as a reduction to income tax expense.  The Company records interest and penalties related to unrecognized income tax benefits in income tax expense.  The Company had accrued interest of $49,000 at March 31, 2013 and $51,000 at March 31, 2012 related to unrecognized tax benefits.  No amounts were accrued for penalties.

The Company does not anticipate a significant change in the amount of unrecognized tax benefits in the next 12 months.  As of March 31, 2013, the tax years ended December 31, 2009 through 2012 remained subject to audit by federal tax authorities and the tax years ended December 31, 2008 through 2012, remained subject to audit by state tax authorities.

9 – Accumulated Other Comprehensive Income

In February 2013, the FASB issued guidance requiring entities to provide information about the amounts reclassified out of accumulated other comprehensive income (“AOCI”) by component. In addition, it requires entities to present, either on the face of the financial statement where net income is presented or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. This guidance is effective prospectively for annual and interim reporting periods beginning after December 15, 2012, with early adoption permitted. The amounts required to be disclosed under this guidance are below.

The following table shows the components of accumulated other comprehensive loss, net of tax, (in thousands):

	Three Months Ended March 31, 2013
	Cash Flow Swaps	Available for Sale Securities	Total
Balance as of December 31, 2012	$(1,178)	$(578)	$(1,756)
Changes in fair value	118	−	118
Amounts reclassified from accumulated other comprehensive loss	53	−	53
Net current period other comprehensive income	171	−	171
Balance at March 31, 2013	$(1,007)	$(578)	$(1,585)

The following table shows the amount of loss reclassified from accumulated other comprehensive loss into earnings (in thousands):

	Three Months Ended
	March 31, 2013	March 31, 2012
Losses on cash flow swaps to:
Interest expense	$86	$105
	86	105
Income tax benefit	(33)	(40)
Total reclassifications	$53	$65

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements contained in this Form 10-Q (or otherwise made by the Company or on the Company’s behalf from time to time in other reports, filings with the Securities and Exchange Commission, news releases, conferences, website postings or otherwise) that are not statements of historical fact constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended (the “Exchange Act”), notwithstanding that such statements are not specifically identified. Forward-looking statements include statements about the Company’s financial position, business strategy and plans and objectives of management of the Company for future operations.  These forward-looking statements reflect the best judgments of the Company about the future events and trends based on the beliefs of the Company’s management as well as assumptions made by and information currently available to the Company’s management.  Use of the words “may,” “should,” “continue,” “plan,” “potential,” “anticipate,” “believe,” “estimate,” “expect” and “intend” and words or phrases of similar import, as they relate to the Company or its subsidiaries or Company management, are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.  Forward-looking statements reflect the current view of the Company with respect to future events and are subject to risks and uncertainties that could cause actual results to differ materially from those in such statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, those set forth under Item 1A—Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, as well as future growth rates and margins for certain of our products and services, future supply and demand for our products and services, competitive factors, general economic conditions, cyclicality, market conditions in the new and used commercial vehicle markets, customer relations, relationships with vendors, the interest rate environment, governmental regulation and supervision, seasonality, distribution networks, product introductions and acceptance, technological change, changes in industry practices, one-time events and other factors described herein and in the Company’s quarterly and other reports filed with the Securities and Exchange Commission (collectively, “Cautionary Statements”). Although the Company believes that its expectations are reasonable, it can give no assurance that such expectations will prove to be correct. Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described in any forward-looking statements. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the applicable Cautionary Statements. All forward-looking statements speak only as the date on which they are made and the Company undertakes no duty to update or revise any forward-looking statements.

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

Our business strategy consists of providing our customers with competitively priced products supported with timely and reliable service through our integrated dealer network.  We intend to continue to implement our business strategy, reinforce customer loyalty and remain a market leader by continuing to develop our Rush Truck Centers as we expand product lines and extend our geographic reach through strategic acquisitions and expansion in our existing areas of responsibility.

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

The Company does not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions it used to test for impairment losses on goodwill in the near term.  However, if actual results are not consistent with our estimates or assumptions, or certain events occur that might adversely affect the reported value of goodwill in the future, the Company may be exposed to an impairment charge that could be material.  Such events may include, but are not limited to, the discontinuance of operations by certain manufacturers the Company represents, strategic decisions made in response to economic and competitive conditions or the impact of the current economic environment.

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

Results of Operations

The following discussion and analysis includes the Company’s historical results of operations for the three months ended March 31, 2013 and 2012.

The following table sets forth certain financial data as a percentage of total revenues:

	Three Months Ended March 31,
	2013	2012

New and used commercial vehicle sales	64.7%	71.0%
Parts and service sales	30.6	25.3
Lease and rental	4.0	3.0
Finance and insurance	0.4	0.4
Other	0.3	0.3
Total revenues	100.0	100.0
Cost of products sold	82.3	83.5
Gross profit	17.7	16.5
Selling, general and administrative	13.5	12.0
Depreciation and amortization	1.0	0.8
Gain on sale of assets	0.0	0.0
Operating income	3.2	3.7
Interest expense, net	0.3	0.4
Income before income taxes	2.9	3.3
Provision for income taxes	1.1	1.3
Net income	1.8%	2.0%

The following table sets forth for the periods indicated the percent of gross profit by revenue source:

	Three Months Ended March 31,
	2013	2012
Gross Profit:
New and used commercial vehicle sales	27.7%	32.1%
Parts and service sales	64.1	61.1
Lease and rental	4.1	2.7
Finance and insurance	2.3	2.4
Other	1.8	1.7
Total gross profit	100.0%	100.0%

The following table sets forth the unit sales and revenue for new heavy-duty, new medium-duty, new light-duty and used commercial vehicles and the absorption ratio (revenue in millions):

	Three Months Ended March 31,
	2013	2012	% Change
Vehicle unit sales:
New heavy-duty vehicles	2,065	2,738	-24.6%
New medium-duty vehicles	1,954	1,556	25.6%
New light-duty vehicles	395	277	42.6%
Total new vehicle unit sales	4,414	4,571	-3.4%

Used vehicles	1,414	1,252	12.9%

Vehicle revenue:
New heavy-duty vehicles	$287.1	$384.2	-25.3%
New medium-duty vehicles	132.9	100.7	32.0%
New light-duty vehicles	12.0	9.2	30.4%
Total new vehicle revenue	$432.0	$494.1	-12.6%

Used vehicle revenue	$55.7	$54.5	2.2%

Other vehicle revenue:(1)	$1.9	$3.3	-42.4%

Absorption ratio:	111.9%	116.7%	-4.1%
(1) Includes sales of truck bodies, trailers and other new equipment.

Key Performance Indicator

Absorption Ratio

Management uses several performance metrics to evaluate the performance of its commercial vehicle dealerships, and considers Rush Truck Centers’ “absorption ratio” to be of critical importance.  Absorption ratio is calculated by dividing the gross profit from the parts, service and body shop departments by the overhead expenses of all of a dealership’s departments, except for the selling expenses of the new and used commercial vehicle departments and carrying costs of new and used commercial vehicle inventory.  When 100% absorption is achieved, then gross profit from the sale of a commercial vehicle, after sales commissions and inventory carrying costs, directly impacts operating profit.  In 1999, the Company’s truck dealerships’ absorption ratio was approximately 80%.  The Company has made a concerted effort to increase its absorption ratio since 1999.  The Company’s truck dealerships achieved a 111.9% absorption ratio for the first quarter of 2013 and 116.7% absorption ratio for the first quarter in 2012.

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

The Company’s financial performance remained strong this quarter despite a decrease in U.S. retail sales of Class 8 trucks and expected sluggishness in energy sector activity.  Geographic expansion of the Company’s dealership network, breadth of product offerings and a sustained focus on parts, service and body shop aftermarket operations continue to positively impact the Company’s financial performance.

Increased maintenance of aged vehicles, incremental revenues generated from newly acquired dealerships and innovative aftermarket services continue to result in strong financial performance for the Company’s aftermarket operations. The Company has invested in personnel, facility enhancements, advanced diagnostic technology, mobile service offerings, custom vehicle modifications services and alternative fuel capabilities that expand its portfolio of aftermarket customer solutions.  These investments allow the Company to efficiently support its customers in the Company’s shops or its customers’ job sites and are a key factor in its ability to increase aftermarket revenues.  The Company expects parts, service and body shop revenues to remain strong throughout 2013.

In April 2013, the Company relocated its Ardmore, Oklahoma dealership to a new facility that increased new truck and parts inventory and expanded service capabilities, including the ability to safely service vehicles fueled by natural gas.  We expect to complete construction of a new dealerships in Corpus Christi, Texas in 2013.  Additionally, the Company intends to complete construction of replacement facilities for its dealerships in San Antonio, Texas, Denver, Colorado, Cincinnati, Ohio and Columbus, Ohio in 2014.

The Company has a track record of growth through acquisitions and additions of dealerships within its current areas of responsibility.  It now operates a network of 78 Rush Truck Centers across the United States.  The Company believes that this geographic diversity allows it to more effectively withstand regional economic downturns and expand service capabilities to match the footprint of its customer base.

The Company’s overall parts, service and body shop sales increased 17.7% in the first quarter of 2013 compared to the first quarter of 2012.  This contributed to the Company achieving an absorption ratio of 111.9% for the quarter ended March 31, 2013.  Our absorption ratio decreased approximately 4.1% from the first quarter of 2012 due to a decrease in energy sector activity and the acquisition of nine dealerships in Ohio on December 31, 2012, which operated with absorption ratios well below the Company average.

Revenues

Revenues decreased $20.5 million, or 2.6%, in the first quarter of 2013 compared to the first quarter of 2012.

Parts, service and body shop revenues increased $34.8 million, or 17.7%, in the first quarter of 2013 compared to the first quarter of 2012.  This increase is the result of increased service needs of aging vehicles, expanded product and service offerings and the Company’s acquisition of nine dealerships in Ohio on December 31, 2012.  The Company expects parts, service and body shop sales to continue to remain strong through 2013 and remains focused on expanding aftermarket product and service offerings.

Revenues from sales of new and used commercial vehicles decreased $62.3 million, or 11.3%, in the first quarter of 2013 compared to the first quarter of 2012.

The Company sold 2,065 heavy-duty trucks in the first quarter of 2013, a 24.6% decrease compared to 2,738 heavy-duty trucks in the first quarter of 2012.  According to A.C.T. Research Co., LLC (“A.C.T. Research”), a truck industry data and forecasting service provider, the U.S. Class 8 truck market decreased 17% in the first quarter of 2013 compared to the first quarter of 2012.  A.C.T. Research currently predicts U.S. retail sales of Class 8 trucks of approximately 198,000 units in 2013, 227,000 units in 2014, and 213,000 units in 2015, compared to approximately 198,000 units in 2012.  The Company’s share of the U.S. Class 8 truck sales market was approximately 5.0% in 2012.  The Company expects its market share to range between 5.2% and 5.5% of U.S. Class 8 truck sales in 2013.  This market share percentage would result in the sale of approximately 10,300 to 10,800 of Class 8 trucks in 2013 based on A.C.T. Research’s estimate of U.S. retail sales of 198,000 units.

The Company sold 1,954 Class 4 through 7 commercial vehicles, including 190 buses, in the first quarter of 2013, a 25.6% increase compared to 1,556 medium-duty commercial vehicles, including 136 buses, in 2012.  A.C.T. Research estimates that unit sales of Class 4 through 7 commercial vehicles in the U.S. decreased approximately 2.0% in the first quarter of 2013, compared to the first quarter of 2012.  A.C.T. Research currently predicts U.S. retail sales of Class 4 through 7 medium-duty commercial vehicles of approximately 182,000 units in 2013, 196,000 units in 2014, and 209,000 in 2015.  In 2012, the Company achieved a 4.3% share of the Class 4 through 7 commercial vehicle sales market in the U.S.  The Company expects its market share to range between 4.1% and 4.6% of U.S. Class 4 through 7 commercial vehicle sales in 2013.  This market share percentage would result in the sale of approximately 7,500 to 8,400 of Class 4 through 7 commercial vehicles in 2013 based on A.C.T. Research’s current U.S. retail sales estimates of 182,000 units.

The Company sold 395 light-duty vehicles in the first quarter of 2013, a 42.6% increase compared to 277 light-duty vehicles in the first quarter of 2012.  The Company expects to sell approximately 1,500 light-duty vehicles in 2013.

The Company sold 1,414 used commercial vehicles in the first quarter of 2013, a 12.9% increase compared to 1,252 used commercial vehicles in the first quarter of 2012.  The Company expects to sell 4,800 to 5,300 used commercial vehicles in 2013.  The volume of used commercial vehicle sales will be largely dependent upon our ability to acquire quality used commercial vehicles and maintain an adequate used commercial vehicle inventory throughout 2013.

Truck lease and rental revenues increased $6.7 million, or 28.4%, in the first quarter of 2013 compared to the first quarter of 2012.  The increase in lease and rental revenue is primarily due to the increased number of units put into service in the lease and rental fleet during 2012 and the Ohio acquisition that occurred in the fourth quarter of 2012.  The Company expects lease and rental revenue to increase 20% to 25% during 2013, compared to 2012.

Finance and insurance revenues remained flat at $3.1 million in the first quarter of 2013 compared to the first quarter of 2012.  The Company expects finance and insurance revenue to fluctuate proportionately with the Company’s new and used commercial vehicle sales in 2013.  Finance and insurance revenues have limited direct costs and, therefore, contribute a disproportionate share of the Company’s operating profits.

Gross Profit

Gross profit increased $5.5 million, or 4.3%, in the first quarter of 2013, compared to the first quarter of 2012.  Gross profit as a percentage of sales increased to 17.7% in the first quarter of 2013 from 16.5% in the first quarter of 2012.  This increase in gross profit as a percentage of sales is a result of a change in our product sales mix.  Commercial vehicle sales, a lower margin revenue item, decreased as a percentage of total revenue to 64.7% in 2013, from 71.0% in 2012.  Parts and service revenue, a higher margin revenue item, increased as a percentage of total revenue to 30.6% in 2013, from 25.3% in 2012.

Gross margins from the Company’s parts, service and body shop operations decreased to 37.1% in the first quarter of 2013, from 39.9% in the first quarter of 2012.  Gross profit for the parts, service and body shop departments increased to $85.8 million in the first quarter of 2013 from $78.4 million in the first quarter of 2012.  Historically, parts operations gross margins range from 27% to 28% and service and body shop operations range from 67% to 68%.  Gross profits from parts sales represented 55% of total gross profit for parts, service and body shop operations in the first quarter of 2013, compared to 52% in the first quarter of 2012.  Service and body shop operations represented 45% of total gross profit for parts, service and body shop operations in the first quarter of 2013, compared to 48% in the first quarter of 2012.  The Company expects blended gross margins on parts, service and body shop operations to range from 37.0% to 39.0% in 2013.

Gross margins on Class 8 truck sales remained consistent at 7.4% in the first quarter of 2013 and the first quarter of 2012.  In 2013, the Company expects overall gross margins from Class 8 truck sales of approximately 6.5% to 7.5%.

Gross margins on medium-duty commercial vehicle sales increased to 5.7% in the first quarter of 2013, from 5.0% in the first quarter of 2012.  Gross margins on medium-duty commercial vehicles are difficult to forecast accurately because gross margins vary significantly depending upon the mix of fleet and non-fleet purchasers and types of medium-duty commercial vehicles sold.  For 2013, the Company expects overall gross margins from medium-duty commercial vehicle sales of approximately 4.5% to 5.5%, but this will largely depend upon the mix of purchasers and types of vehicles sold.

Gross margins on used commercial vehicle sales remained consistent at 10.0% in the first quarter of 2013 and in the first quarter of 2012.  The Company expects margins on used commercial vehicles to range between 8.0% and 10.0% during 2013 depending upon general economic conditions and the availability of quality used vehicles.
Gross margins from truck lease and rental sales increased to 18.0% in the first quarter of 2013, from 14.8% in the first quarter of 2012.  This increase was attributable to higher utilization of the lease and rental units in the Company’s fleet and decreased maintenance costs.  The Company expects gross margins from lease and rental sales of approximately 16.0% to 18.0% during 2013, as it expects to continue to grow its lease and rental fleet.  The Company’s policy is to depreciate its lease and rental fleet using a straight line method over the customer’s contractual lease term.  The lease unit is depreciated to a residual value that approximates fair value at the expiration of the lease term.  This policy results in the Company realizing reasonable gross margins while the unit is in service and potentially a corresponding gain or loss on sale when the unit is sold at the end of the lease term.

Finance and insurance revenues and other income, as described above, have limited direct costs and, therefore, contribute a disproportionate share of gross profit.

Selling, General and Administrative Expenses

Selling, General and Administrative (“SG&A”) expenses increased $9.1 million, or 9.8%, in the first quarter of 2013, compared to the first quarter of 2012.  SG&A expenses as a percentage of total revenue increased to 13.5% in the first quarter of 2013, from 12.0% in the first quarter of 2012.  SG&A expenses as a percentage of total revenue have historically ranged from 10.0% to 15.0%.  In general, when new and used commercial vehicle revenue decreases as a percentage of total revenue, SG&A expenses as a percentage of total revenue will be at, or exceed, the higher end of this range.  For 2013, the Company expects SG&A expenses as a percentage of total revenue to range from 11.0% to 12.0% and the selling portion of SG&A expenses to be approximately 25% to 30% of new and used commercial vehicle gross profit.  In 2013, the Company expects the general and administrative portion of SG&A expenses to increase by approximately 10.0% to 15.0% compared to 2012 due primarily to the full year effect of the Ohio acquisition that occurred in December 2012.

Depreciation and Amortization Expense

Depreciation and amortization expense increased $1.2 million, or 20.8%, in the first quarter of 2013 compared to 2012.  This increase is primarily due to the Ohio acquisition and dealership expansions.

Interest Expense, Net

Net interest expense decreased $0.8 million, or 23.9%, in the first quarter of 2013 compared to the first quarter of 2012.  The decrease in net interest expense is primarily due to decreased truck inventory levels.  Net interest expense in 2013 will depend on inventory levels and cash available for prepayment of floor plan financing.

Income before Income Taxes

As a result of the factors described above, income from continuing operations before income taxes decreased $4.0 million, or 15.2%, in the first quarter of 2013 compared to the first quarter of 2012.

Income Taxes

Income taxes decreased $1.6 million, or 15.9%, in the first quarter of 2013, compared to the first quarter of 2012.  The Company provided for taxes at a 38.7% effective rate in the first quarter of 2013 compared to an effective rate of 39.0% in the first quarter of 2012.  The Company expects its effective tax rate to be approximately 37% to 39% of pretax income in 2013.

Liquidity and Capital Resources

The Company’s short-term cash requirements are primarily for working capital, inventory financing, the improvement and expansion of existing facilities and the construction or purchase of new facilities.  Historically, these cash requirements have been met through the retention of profits, borrowings under our floor plan arrangements and bank financings.  As of March 31, 2013, the Company had working capital of approximately $246.9 million, including $205.0 million in cash available to fund our operations.  The Company believes that these funds are sufficient to meet its operating requirements for at least the next twelve months.

The Company has a secured line of credit that provides for a maximum borrowing of $10.0 million.  There were no advances outstanding under this secured line of credit at March 31, 2013, however, $7.6 million was pledged to secure various letters of credit related to self-insurance products, leaving $2.4 million available for future borrowings as of March 31, 2013.

The Company’s long-term real estate debt agreements require the Company to satisfy various financial ratios such as the debt to worth ratio, leverage ratio and the fixed charge coverage ratio and certain requirements for tangible net worth and GAAP net worth.  As of March 31, 2013, the Company was in compliance with all debt covenants related to debt secured by real estate and lease and rental units and its floor plan credit agreement.  The Company does not anticipate any breach of the covenants in the foreseeable future.

The Company expects to purchase or lease trucks worth approximately $125.0 million for its leasing operations during 2013, depending on customer demand, all of which will be financed.  The Company also expects to make capital expenditures for recurring items such as computers, shop tools and equipment and vehicles of approximately $15.0 million to $18.0 million during 2013.

The Company is currently under contract to construct a dealership facility in Ardmore, Oklahoma at an estimated cost of $4.9 million.  The construction project was completed in the April of 2013.

The Company is currently under contract to construct a dealership facility in Corpus Christi, Texas at an estimated cost of $6.6 million.  The construction project is estimated to continue through the third quarter of 2013.

The Company currently anticipates funding its capital expenditures relating to the improvement and expansion of existing facilities and recurring expenses through its operating cash flow and the construction or purchase of new facilities through either its operating cash flow or financing 70% to 80% of the appraised value.

On February 1, 2013, the Company’s Board of Directors approved a stock repurchase program authorizing the Company to repurchase, from time to time, up to an aggregate of $40.0 million shares of Class A common stock and/or Class B common stock.  Repurchases will be made at times and in amounts as the Company deems appropriate and will be made through open market transactions, privately negotiated transactions and other lawful means. The manner, timing and amount of any repurchases will be determined by the Company based on an evaluation of market conditions, stock price and other factors. The stock repurchase program expires on January 31, 2014, and may be suspended or discontinued at any time.  While the stock repurchase program does not obligate the Company to acquire any particular amount or class of common stock, the Company anticipates that it will be repurchasing primarily shares of its Class B common stock.

The Company has no other material commitments for capital expenditures as of March 31, 2013, except that the Company will continue to purchase vehicles for its lease and rental division and authorize capital expenditures for improvement and expansion of its existing dealership facilities and construction or purchase of new facilities based on market opportunities.

Cash Flows

Cash and cash equivalents increased by $6.3 million during the three months ended March 31, 2013 and decreased by $44.0 million during the three months ended March 31, 2012.  The major components of these changes are discussed below.

Cash Flows from Operating Activities

Cash flows from operating activities include net income adjusted for non-cash items and the effects of changes in working capital.  During the first quarter of 2013, operating activities resulted in net cash provided by operations of $57.1 million.  Cash provided by operating activities was primarily impacted by the decrease in inventories and receivables and the increase in accounts payable which was offset by the decrease in accrued liabilities.

During the first quarter of 2012, operating activities resulted in net cash used in operations of $130.2 million.  Cash used in operating activities was primarily impacted by the increase in inventories and the decrease in accrued expenses which was offset by the decrease in accounts receivable and the increase in accounts payable.

In June 2012, the Company entered into a wholesale financing agreement with Ford Motor Credit Company that provides for the financing of, and is collateralized by, the Company’s Ford new vehicle inventory.  This wholesale financing agreement bears interest at a rate of Prime plus 150 basis points minus certain incentives and rebates; however, the prime rate is defined to be a minimum of 3.75%.  As of March 31, 2013, the interest rate on the wholesale financing agreement was 5.25% before considering the applicable incentives. As of March 31, 2013, the Company had an outstanding balance of $32.3 million under the Ford Motor Credit Company wholesale financing agreement.

Cash Flows from Investing Activities

Cash flows used in investing activities consist primarily of cash used for capital expenditures and business acquisitions.  During the first quarter of 2013, cash used in investing activities was $29.4 million.  Capital expenditures consisted of purchases of property and equipment and improvements to our existing dealership facilities of $30.2 million.  Property and equipment purchases during the first quarter of 2013 consisted of $22.2 million for additional units for rental and leasing operations, which was directly offset by borrowings of long-term debt.  The Company expects to purchase or lease trucks worth approximately $125.0 million for its leasing operations in 2013, depending on customer demand, all of which will be financed.  During 2013, the Company expects to make capital expenditures for recurring items such as computers, shop equipment and vehicles of approximately $15.0 to $18.0 million.

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

Cash Flows from Financing Activities

Cash flows from financing activities include borrowings and repayments of long-term debt and net proceeds of floor plan notes payable.  Cash used in financing activities was $21.4 million during the first quarter of 2013. The Company had borrowings of long-term debt of $30.6 million and repayments of long-term debt and capital lease obligations of $25.9 million during the first quarter of 2013.  The Company had net payment on floor plan notes payable, non-trade of $34.1 million during the first quarter of 2013.  The borrowings of long-term debt were primarily related to units for the rental and leasing operations.

Cash provided by financing activities was $124.7 million during the first quarter of 2012. The Company had borrowings of long-term debt of $31.2 million and repayments of long-term debt and capital lease obligations of $19.9 million during the first quarter of 2012.  The Company had net draws on floor plan notes payable of $107.9 million during the first quarter of 2012.  The borrowings of long-term debt were primarily related to units for the rental and leasing operations.

Substantially all of the Company’s commercial vehicle purchases are made on terms requiring payment to the manufacturer within 15 days or less from the date the commercial vehicles are invoiced from the factory.  On January 31, 2012, the Company entered into an amended and restated $600.0 million credit agreement with GE Capital.  The interest rate under the amended credit agreement is LIBOR plus 2.23% on inventory loans up to $500.0 million and LIBOR plus 2.95% on inventory loans exceeding $500.0 million. The amended credit agreement allows the Company to prepay inventory loans, provided that the prepayment does not exceed the sum of 38% of the aggregate inventory loans made up to $500.0 million plus 100% of the inventory loans above $500.0 million.  GE Capital may terminate this credit agreement without cause upon 120 days notice.  The Company makes monthly interest payments to GE Capital on the amount financed, but is not required to commence loan principal repayments on any vehicle until such vehicle has been financed for 12 months or was sold, whichever occurs first.  On March 31, 2013, the Company had approximately $466.0 million outstanding under its credit agreement with GE Capital.

Navistar Financial Corporation and Peterbilt offer trade terms that provide an interest free inventory stocking period for certain new commercial vehicles.  If the commercial vehicle is not sold within the interest free period, the Company then finances the commercial vehicle under the GE Capital credit agreement.

Backlog

On March 31, 2013, the Company’s backlog of commercial vehicle orders was approximately $770.8 million compared to a backlog of commercial vehicle orders of approximately $649.3 million on March 31, 2012. The Company includes only confirmed orders in its backlog.  The delivery time for a custom-ordered commercial vehicle varies depending on the commercial vehicle specifications and demand for the particular model ordered, however, the Company expects to fill all of its backlog orders during 2013.  The Company sells the majority of its new commercial vehicles by customer special order, with the remainder sold out of inventory.  Orders from a number of the Company’s major fleet customers are included in the Company’s backlog as of March 31, 2013.

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

The Company is exposed to some market risk through interest rates related to our floor plan financing agreements, variable rate real estate debt and discount rates related to finance sales.  The majority of floor plan debt and variable rate real estate debt is based on LIBOR.  As of March 31, 2013, the Company had floor plan borrowings and variable interest rate real estate debt of approximately $565.9 million.  Assuming an increase or decrease in LIBOR of 100 basis points, annual interest expense could correspondingly increase or decrease by approximately $5.7 million.

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

The Company is exposed to some market risk through interest rate swaps on some of the Company’s variable interest rate real estate debt.  As of March 31, 2013, the Company had interest rate swaps with a total notional amount of $40.9 million.  The swaps were designed to provide a hedge against changes in interest rates on some of the Company’s variable interest rate real estate debt.  The swaps are collateralized by the underlying real estate.  These interest rate swaps qualify for cash flow hedge accounting treatment and are considered effective.  For additional information about the effect of the Company’s derivative instruments on the accompanying consolidated financial statements, see Note 6 – Financial Instruments and Fair Value of the Notes to Consolidated Financial Statements.

The Company is also exposed to some market risk through interest rates related to the investment of our current cash and cash equivalents which totaled $205.0 million on March 31, 2013.  These funds are generally invested in variable interest rate instruments in accordance with the Company’s investment policy.  As such instruments mature and the funds are reinvested, we are exposed to changes in market interest rates. This risk is mitigated by management’s ongoing evaluation of the best investment rates available for current and noncurrent high quality investments. If market interest rates were to increase or decrease immediately and uniformly by 100 basis points, the Company’s annual interest income could correspondingly increase or decrease by approximately $2.1 million.

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

As of March 31, 2013, the Company holds auction rate securities, with underlying tax-exempt municipal bonds that mature in 2030, that have a fair value of $6.6 million.  Given the current market conditions in the auction rate securities market, if the Company determines that the fair value of these securities temporarily decreases by an additional 10%, the Company’s equity could correspondingly decrease by approximately $0.7 million.  If it is determined that the fair value of these securities is other-than-temporarily impaired by 10%, the Company could record a loss on its Consolidated Statements of Operations of approximately $0.7 million.  For further discussion of the risks related to our auction rate securities, see Note 6 – Financial Instruments and Fair Value of the Notes to Consolidated Financial Statements.

ITEM 4. Controls and Procedures.

The Company, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2013 to ensure that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) is accumulated and communicated to Company management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in the Company’s internal control over financial reporting that occurred during the three months ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A. Risk Factors.

While we attempt to identify, manage and mitigate risks and uncertainties associated with our business to the extent practical under the circumstances, some level of risk and uncertainty will always be present.  Item 1A, Part I of our 2012 Annual Report on Form 10-K (the “2012 Annual Report”) describes some of the risks and uncertainties associated with our business that have the potential to materially affect our business, financial condition or results of operations.

There has been no material change in our risk factors disclosed in our 2012 Annual Report.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The Company did not make any unregistered sales of equity securities during the first quarter of 2013.

The Company did not repurchase any shares of its Class A Common Stock or Class B Common Stock during the first quarter of 2013.

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

31.1*	Certification of CEO pursuant to Rules 13a-14(a) and 15d-14(a) adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of CFO pursuant to Rules 13a-14(a) and 15d-14(a) adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of CEO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of CFO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS+++	XBRL Instance Document.
101.SCH+++	XBRL Taxonomy Extension Schema Document.
101.CAL+++	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF+++	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB+++	XBRL Taxonomy Extension Label Linkbase Document
101.PRE+++	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
**
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

RUSH ENTERPRISES, INC.

Date: May 10, 2013	By:	/S/ W.M. “RUSTY” RUSH
W.M. “Rusty” Rush
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2013	By:	/S/ STEVEN L. KELLER
Steven L. Keller
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Title
31.1*	Certification of CEO pursuant to Rules 13a-14(a) and 15d-14(a) adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of CFO pursuant to Rules 13a-14(a) and 15d-14(a) adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of CEO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of CFO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS+++	XBRL Instance Document.
101.SCH+++	XBRL Taxonomy Extension Schema Document.
101.CAL+++	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF+++	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB+++	XBRL Taxonomy Extension Label Linkbase Document
101.PRE+++	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
**
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