Form 10-Q
period 2013-06-30
RUSH ENTERPRISES INC \TX\
filed 2013-08-09
CIK 1012019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

(X)     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Yes [ ]                   No [X]

Indicated below is the number of shares outstanding of each of the issuer’s classes of common stock, as of August 1, 2013.

Number of Shares
Title of Class	Outstanding
Class A Common Stock, $.01 Par Value	28,803,237
Class B Common Stock, $.01 Par Value	10,708,683

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

JUNE 30, 2013 AND DECEMBER 31, 2012

(In Thousands, Except Shares)

	June 30,	December 31,
	2013	2012
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$203,534	$198,773
Accounts receivable, net	89,576	89,615
Inventories, net	752,195	690,953
Prepaid expenses and other	6,889	12,088
Deferred income taxes, net	15,249	14,630
Total current assets	1,067,443	1,006,059
Investments	6,628	6,628
Property and equipment, net	652,078	622,112
Goodwill, net	198,282	198,257
Other assets, net	47,809	48,510
Total assets	$1,972,240	$1,881,566

Liabilities and shareholders’ equity
Current liabilities:
Floor plan notes payable	$572,311	$534,520
Current maturities of long-term debt	77,731	80,030
Current maturities of capital lease obligations	10,013	10,673
Trade accounts payable	81,822	62,270
Accrued expenses	81,491	100,953
Total current liabilities	823,368	788,446
Long-term debt, net of current maturities	341,999	319,634
Capital lease obligations, net of current maturities	37,638	39,300
Other long-term liabilities	5,414	2,484
Deferred income taxes, net	123,654	123,756
Shareholders’ equity:
Preferred stock, par value $.01 per share; 1,000,000 shares authorized; 0 shares outstanding in 2013 and 2012	–	–
Common stock, par value $.01 per share; 60,000,000 class A shares and 20,000,000 class B shares authorized; 28,766,938 class A shares and 10,753,909 class B shares outstanding in 2013; and 27,999,068 class A shares and 10,792,223 class B shares outstanding in 2012	413	404
Additional paid-in capital	237,608	222,627
Treasury stock, at cost: 1,745,128 class B shares	(20,220)	(17,948)
Retained earnings	423,798	404,619
Accumulated other comprehensive loss, net of tax	(1,432)	(1,756)
Total shareholders’ equity	640,167	607,946
Total liabilities and shareholders’ equity	$1,972,240	$1,881,566

The accompanying notes are an integral part of these consolidated financial statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(In Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Revenues:
New and used truck sales	$508,194	$598,220	$997,804	$1,150,148
Parts and service	242,928	208,290	474,407	404,936
Lease and rental	31,358	23,433	61,498	46,909
Finance and insurance	3,838	3,577	6,971	6,714
Other	3,356	2,324	5,782	4,466
Total revenue	789,674	835,844	1,546,462	1,613,173

Cost of products sold:
New and used truck sales	473,153	559,017	925,727	1,069,824
Parts and service	152,449	127,617	298,162	245,873
Lease and rental	26,384	19,574	51,097	39,580
Total cost of products sold	651,986	706,208	1,274,986	1,355,277
Gross profit	137,688	129,636	271,476	257,896
Selling, general and administrative	118,628	91,683	220,734	184,698
Depreciation and amortization	7,259	6,055	14,369	11,939
(Loss) gain on sale of assets	(12)	68	29	87
Operating income	11,789	31,966	36,402	61,346
Interest expense, net	2,480	3,407	4,993	6,711
Income before taxes	9,309	28,559	31,409	54,635
Provision for income taxes	3,677	11,137	12,230	21,307
Net income	$5,632	$17,422	$19,179	$33,328

Earnings per common share:
Basic	$.14	$.45	$.49	$.86
Diluted	$.14	$.44	$.47	$.84

Weighted average shares outstanding:
Basic	39,552	38,675	39,337	38,531
Diluted	40,581	39,544	40,446	39,605

Comprehensive income	$5,785	$17,428	$19,502	$33,333

The accompanying notes are an integral part of these consolidated financial statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Six Months Ended June 30,
	2013	2012

Cash flows from operating activities:
Net income	$19,179	$33,328
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	44,228	34,267
Gain on sale of property and equipment	(29)	(87)
Stock-based compensation expense related to stock options and employee stock purchases	5,515	4,801
Provision for deferred income tax	(924)	5,785
Excess tax benefits from stock-based compensation	(2,138)	(1,428)
Change in accounts receivable, net	404	2,285
Change in inventories	(44,330)	(167,630)
Change in prepaid expenses and other, net	5,209	7,327
Change in trade accounts payable	19,552	13,314
Change in accrued expenses	(14,725)	(35,201)
Draws on floor plan notes payable – trade, net	4,789	36,067
Net cash provided by (used in) operating activities	36,730	(67,172)

Cash flows from investing activities:
Acquisition of property and equipment	(82,532)	(78,516)
Proceeds from the sale of property and equipment	332	1,042
Business acquisitions	(3,528)	(36)
Change in other assets	(66)	(644)
Net cash used in investing activities	(85,794)	(78,154)

Cash flows from financing activities:
Draws on floor plan notes payable – non-trade, net	33,002	77,889
Proceeds from long-term debt	65,651	63,914
Principal payments on long-term debt	(45,585)	(34,962)
Principal payments on capital lease obligations	(6,446)	(5,610)
Excess tax benefits from stock-based compensation	2,138	1,428
Proceeds from issuance of shares relating to employee stock options and employee stock purchases	7,337	3,897
Common stock repurchased	(2,272)	−
Net cash provided by financing activities	53,825	106,556
Net increase (decrease) in cash and cash equivalents	4,761	(38,770)
Cash and cash equivalents, beginning of period	198,773	207,775
Cash and cash equivalents, end of period	$203,534	$169,005
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$11,334	$11,409
Income taxes, net of refunds	$1,360	$2,598
Noncash investing activities:
Assets acquired under capital leases	$4,124	$4,624

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

2 – Other Assets

The total capitalized costs of the SAP enterprise software and SAP dealership management system of $40.3 million, including capitalized interest, are recorded on the Consolidated Balance Sheet in Other Assets, net of accumulated amortization of $5.5 million. The SAP software will be amortized over a period of 15 years. The Company is currently operating 35 Rush Truck Centers and all of its leasing operations on the SAP enterprise software and SAP dealership management system, which represent approximately 47% of total revenue for the six months ended June 30, 2013. The Company plans to convert all of its current Rush Truck Centers to the SAP enterprise software and SAP dealership management system by the end of 2014.

Amortization expense relating to the SAP software, was $0.7 million for the three months ended June 30, 2013 and $0.7 million for the three months ended June 30, 2012, and $1.5 million for the six months ended June 30, 2013, and $1.4 million for the six months ended June 30, 2012, and is recognized in depreciation and amortization expense in the Consolidated Statement of Income.

The Company’s only significant identifiable intangible assets, other than goodwill, are rights under franchise agreements with manufacturers. The fair market value of the Company’s manufacturer franchise rights of $4.5 million, which are included in Other Assets on the accompanying consolidated balance sheets, is determined at the acquisition date through discounting the projected cash flows specific to each franchise. The Company has determined that manufacturer franchise rights have an indefinite life as there are no economic or other factors that limit their useful lives, and they are expected to generate cash flows indefinitely due to the historically long lives of the manufacturers’ brand names. Furthermore, to the extent that any agreements evidencing manufacturer franchise rights would expire, the Company expects that it would be able to renew those agreements in the ordinary course of business. Accordingly, the Company does not amortize manufacturer franchise rights.

Due to the fact that manufacturer franchise rights are specific to a geographic region, the company has determined that the geographic region is the appropriate level for purposes of testing franchise rights for impairment. Management reviews indefinite lived manufacturer franchise rights for impairment annually during the fourth quarter, or more often if events or circumstances indicate that impairment may have occurred. The Company is subject to financial statement risk to the extent that manufacturer franchise rights become impaired due to decreases in fair market value of its individual franchises.

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

3 – Commitments and Contingencies

From time to time, the Company is involved in litigation arising out of its operations in the ordinary course of business. The Company maintains liability insurance, including product liability coverage, in amounts deemed adequate by management. To date, aggregate costs to us for claims, including product liability actions, have not been material. However, an uninsured or partially insured claim, or claim for which indemnification is not available, could have a material adverse effect on the Company’s financial condition or results of operations. The Company believes that there are no claims or litigation pending, the outcome of which could have a material adverse effect on its financial position or results of operations. However, due to the inherent uncertainty of litigation, there can be no assurance that the resolution of any particular claim or proceeding would not have a material adverse effect on the Company’s financial condition or results of operations for the fiscal period in which such resolution occurred.

In May 2013, the Company entered into a Retirement and Transition Agreement with the Company's former Chairman, W. Marvin Rush, which resulted in the recognition of $10.8 million in retirement pay and benefits recorded in selling, general and administrative expense on the Consolidated Statements of Income and Comprehensive Income for the three months and six months ended June 30, 2013. The current portion of the accrual for the unpaid retirement pay and benefits of $0.9 million is a component of accrued liabilities and the long-term portion of the accrual for the unpaid retirement pay and benefits of $2.7 million is a component of other long-term liabilities in the Consolidated Balance Sheet as of June 30, 2013.

4 – Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share information):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Numerator:
Numerator for basic and diluted earnings per share – Net income available to common shareholders	$5,632	$17,422	$19,179	$33,328

Denominator– Denominator for basic earnings per share – weighted average shares outstanding	39,552	38,675	39,337	38,531
Effect of dilutive securities– Employee and director stock options and restricted share awards	1,029	869	1,109	1,074
Denominator for diluted earnings per share – adjusted weighted average shares outstanding and assumed conversions	40,581	39,544	40,446	39,605

Basic earnings per common share	$.14	$.45	$.49	$.86

Diluted earnings per common share and common share equivalents	$.14	$.44	$.47	$.84

Options to purchase shares of common stock that were outstanding for the three months and six months ended June 30, 2013 and 2012 that were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Options	924,158	1,373,860	924,158	1,126,795
Total anti-dilutive securities	924,158	1,373,860	924,158	1,126,795

5 – Stock Options and Restricted Stock Awards

Valuation and Expense Information

The Company accounts for stock-based compensation in accordance with Accounting Standards Codification (“ASC”) 718-10, “Compensation – Stock Compensation,” which requires the measurement and recognition of compensation expense for all share-based payment awards made to the Company’s employees and directors including employee stock options, restricted share awards and employee stock purchases related to the Employee Stock Purchase Plan based on estimated fair values. Stock-based compensation expense, calculated using the Black-Scholes option-pricing model and included in selling, general and administrative expense, was $2.3 million for the three months ended June 30, 2013, and $1.7 million for the three months ended June 30, 2012. Stock-based compensation expense, included in selling, general and administrative expense, for the six months ended June 30, 2013, was $5.5 million and for the six months ended June 30, 2012, was $4.8 million. As of June 30, 2013, there was $15.7 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements to be recognized over a weighted-average period of 2.4 years.

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

As of June 30, 2013, the Company held auction rate securities with underlying tax-exempt municipal bonds that mature in 2030 that have a fair value of $6.6 million and a cost basis of $7.6 million. These bonds have credit wrap insurance and a credit rating of A2 by a major credit rating agency.

The Company valued the auction rate securities at June 30, 2013 using a discounted cash flow model based on the characteristics of the individual securities, which the Company believes yields the best estimate of fair value. The first step in the valuation included a credit analysis of the security which considered various factors including the credit quality of the issuer, the instrument’s position within the capital structure of the issuing authority, and the composition of the authority’s assets including the effect of insurance and/or government guarantees. Next, the future cash flows of the instruments were projected based on certain assumptions regarding the auction rate market significant to the valuation including the auction rate market will remain illiquid and auctions will continue to fail causing the interest rate to be the maximum applicable rate. This assumption resulted in discounted cash flow analysis being performed through 2019, the point at which the Company estimates the securities will be redeemed by the municipality. The projected cash flows were then discounted using the applicable yield curve plus a 225 basis point liquidity premium added to the applicable discount rate.

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

	At June 30, 2013
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

At June 30, 2013, the Company had an aggregate $40.0 million notional amount of interest rate swap contracts, which have been designated as cash flow hedges, to pay fixed rates of interest and receive a floating interest rate based on LIBOR. The fixed interest rates specified in the interest rate swap contracts became effective on or about January 1, 2012. The Company’s interest rate swaps qualify for cash flow hedge accounting treatment.  Unrealized gains or losses are recorded in accumulated other comprehensive income. Realized gains and losses will be recognized in interest expense, if they occur. Amounts to be received or paid under the contracts will be recognized as interest expense over the life of the contracts. There was no ineffectiveness for these swaps during the quarters ended June 30, 2013 and June 30, 2012.

The fair value of cash flow swaps is calculated as the present value of expected future cash flows, determined on the basis of forward interest rates and present value factors. As such, the carrying amounts for these swaps are designated to be Level 2 fair values and totaled $1.4 million, excluding accrued interest, as of June 30, 2013. The carrying value of these swaps is included in Other Long-Term Liabilities on the accompanying Consolidated Balance Sheet as of June 30, 2013.

As of June 30, 2013 the Company was party to derivative financial instruments, as described in the following table (in thousands):

Agreement	Notional Amount	Fixed Interest Rate	Underlying Rate	Expiration Date	Fair Value
Interest Rate Swap	$1,952	5.075%	3 month LIBOR	July 1, 2015	$(67)
Interest Rate Swap	4,032	5.075%	3 month LIBOR	July 1, 2015	(138)
Interest Rate Swap	6,992	5.39%	1 month LIBOR	December 31, 2014	(200)
Interest Rate Swap	1,351	5.39%	1 month LIBOR	December 31, 2014	(39)
Interest Rate Swap	2,406	5.39%	1 month LIBOR	December 31, 2014	(69)
Interest Rate Swap	5,443	5.39%	1 month LIBOR	December 31, 2014	(156)
Interest Rate Swap	4,992	5.38%	1 month LIBOR	June 29, 2015	(208)
Interest Rate Swap	768	5.29%	1 month LIBOR	June 30, 2015	(31)
Interest Rate Swap	1,472	5.29%	1 month LIBOR	June 30, 2015	(59)
Interest Rate Swap	7,424	5.29%	1 month LIBOR	June 30, 2015	(295)
Interest Rate Swap	640	5.29%	1 month LIBOR	June 30, 2015	(25)
Interest Rate Swap	2,573	5.29%	1 month LIBOR	June 30, 2015	(102)

Fair values of derivative instruments are on the accompanying Consolidated Balance Sheet (in thousands):

		Fair Value at
Derivative Liabilities Designated as Hedging Instruments	Balance Sheet Location	June 30, 2013	December 31, 2012
Interest Rate Swaps	Other Long-Term Liabilities	$1,389	$1,915

(in thousands)	Gain (Loss) Recognized in OCI on Derivatives (Effective Portion) during the Three Months Ended		Location of Loss	Loss Reclassified from Accumulated OCI into Income (Effective Portion) during the Three Months Ended
	June 30, 2013	June 30, 2012	Reclassified into Income	June 30, 2013	June 30, 2012
Interest rate swaps	$249	$(16)	Interest Expense	$(85)	$(103)

(in thousands)	Gain (Loss) Recognized in OCI on Derivatives (Effective Portion) during the Six Months Ended		Location of Loss	Loss Reclassified from Accumulated OCI into Income (Effective Portion) during the Six Months Ended
	June 30, 2013	June 30, 2012	Reclassified into Income	June 30, 2013	June 30, 2012
Interest rate swaps	$526	$(7)	Interest Expense	$(170)	$(208)

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

The following table contains summarized information about reportable segment revenue, segment income or loss from continuing operations and segment assets for the periods ended June 30, 2013 and 2012 (in thousands):

	Truck Segment	All Other	Total

As of and for the three months ended June 30, 2013

Revenues from external customers	$784,573	$5,101	$789,674
Segment income (loss) before taxes	8,943	366	9,309
Segment assets	1,945,552	26,688	1,972,240

As of and for the six months ended June 30, 2013

Revenues from external customers	$1,536,803	$9,659	$1,546,462
Segment income (loss) before taxes	31,091	318	31,409

As of and for the three months ended June 30, 2012

Revenues from external customers	$830,773	$5,071	$835,844
Segment income (loss) before taxes	28,574	(15)	28,559
Segment assets	1,858,045	27,396	1,885,441

As of and for the six months ended June 30, 2012

Revenues from external customers	$1,603,681	$9,492	$1,613,173
Segment income (loss) before taxes	54,817	(182)	54,635

Revenues from segments below the quantitative thresholds are attributable to three operating segments of the Company and are included in the All Other column. Those segments include a retail tire company, an insurance agency and a guest ranch operation. None of those segments has ever met any of the quantitative thresholds for determining reportable segments.

8 – Income Taxes

The Company included accruals for unrecognized income tax benefits totaling $1.4 million as a component of accrued liabilities as of June 30, 2013, and $1.3 million as of June 30, 2012. Unrecognized tax benefits of $1.0 million at June 30, 2013, and $1.3 million as of June 30, 2012, if recognized, would impact the Company’s effective tax rate. An unfavorable settlement could require a charge to income tax expense and a favorable resolution would be recognized as a reduction to income tax expense. The Company records interest and penalties related to unrecognized income tax benefits in income tax expense. The Company had accrued interest of $49,000 at June 30, 2013 and $51,000 at June 30, 2012 related to unrecognized tax benefits. No amounts were accrued for penalties.

The Company does not anticipate a significant change in the amount of unrecognized tax benefits in the next 12 months. As of June 30, 2013, the tax years ended December 31, 2009 through 2012 remained subject to audit by federal tax authorities and the tax years ended December 31, 2008 through 2012, remained subject to audit by state tax authorities.

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

The following table shows the components of accumulated other comprehensive loss, net of tax, (in thousands):

	Cash Flow Swaps	Available for Sale Securities	Total
Balance as of December 31, 2012	$(1,178)	$(578)	$(1,756)
Changes in fair value	118	−	118
Amounts reclassified from accumulated other comprehensive loss	53	−	53
Net current period other comprehensive income	171	−	171
Balance as of March 31, 2013	$(1,007)	$(578)	$(1,585)
Changes in fair value	101	−	101
Amounts reclassified from accumulated other comprehensive loss	52	−	52
Net current period other comprehensive income	153	−	153
Balance as of June 30, 2013	$(854)	$(578)	$(1,432)

The following table shows the amount of loss reclassified from accumulated other comprehensive loss into earnings (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Losses on cash flow swaps to:
Interest expense	$85	$103	$170	$208
	85	103	170	208
Income tax benefit	(33)	(40)	(65)	(81)
Total reclassifications	$52	$63	$105	$127

10 – Acquisitions

On May 6, 2013, the Company acquired certain assets of Piedmont International Trucks, LLC, which operated commercial truck dealerships in Statesville, Hickory and Asheville, North Carolina. The acquisition included International and Idealease franchises.

These locations are operating as Rush Truck Centers and offer commercial vehicles manufactured by International in addition to parts, service, body shop, leasing, financing and insurance capabilities. The transaction was valued at approximately $3.5 million, with the purchase price paid in cash. The operations of Piedmont International Trucks, LLC are included in the accompanying consolidated financial statements from the date of the acquisition. The preliminary purchase price was allocated based on the fair values of the assets at the date of acquisition as follows (in thousands):

Inventory	$1,720
Property and equipment	1,485
Prepaid expenses	10
Accounts receivable	364
Accrued expenses	(76)
Total	$3,503

As the value of certain assets and liabilities are preliminary in nature, they are subject to adjustment as additional information is obtained about the facts and circumstances that existed at the acquisition date. Pro forma information is not included in accordance with ASC 805 since the acquisition was not considered material.

11 – Subsequent Event

On July 11, 2013, the Company entered into the third amendment to its $600.0 million amended and restated credit agreement with GE Capital. The amendment increases the aggregate loan commitment to $750.0 million. Borrowings under the amended credit agreement will now bear interest per annum, payable monthly, at the three month LIBOR rate, determined on the last day of the prior month, plus 2.03%.  In addition, the Company is required to pay to the lenders a monthly working capital fee equal to 0.35% per annum multiplied by the amount of voluntary prepayments of new and used inventory loans. Pursuant to the third amendment, the credit agreement expires July 11, 2016, although GE Capital has the right to terminate the credit agreement at any time upon 120 days written notice.

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

The Company’s Rush Truck Centers are principally located in high traffic areas throughout the United States. Since commencing operations as a Peterbilt heavy-duty truck dealer in 1966, the Company has grown to operate 84 Rush Truck Centers in 17 states.

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

Results of Operations

The following discussion and analysis includes the Company’s historical results of operations for the three months and six months ended June 30, 2013 and 2012.

The following table sets forth certain financial data as a percentage of total revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenue
New and used truck sales	64.3%	71.6%	64.5%	71.3%
Parts and service	30.8	24.9	30.7	25.1
Lease and rental	4.0	2.8	4.0	2.9
Finance and insurance	0.5	0.4	0.4	0.4
Other	0.4	0.3	0.4	0.3
Total revenues	100.0	100.0	100.0	100.0
Cost of products sold	82.6	84.5	82.5	84.0
Gross profit	17.4	15.5	17.5	16.0
Selling, general and administrative	15.0	11.0	14.3	11.5
Depreciation and amortization	0.9	0.7	0.9	0.7
Gain on sale of assets	0.0	0.0	0.0	0.0
Operating income	1.5	3.8	2.3	3.8
Interest expense, net	0.3	0.4	0.3	0.4
Income before income taxes	1.2	3.4	2.0	3.4
Provision for income taxes	0.5	1.3	0.8	1.3
Net income	0.7%	2.1%	1.2%	2.1%

The following table sets forth for the periods indicated the percent of gross profit by revenue source:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Gross Profit:
New and used commercial vehicle sales	25.5%	30.2%	26.6%	31.2%
Parts and service sales	65.7	62.2	64.9	61.7
Lease and rental	3.6	3.0	3.8	2.8
Finance and insurance	2.8	2.8	2.6	2.6
Other	2.4	1.8	2.1	1.7
Total gross profit	100.0%	100.0%	100.0%	100.0%

The following table sets forth the unit sales and revenue for new heavy-duty, new medium-duty, new light-duty and used commercial vehicles and the absorption ratio (revenue in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	% Change	2013	2012	% Change
Vehicle unit sales:
New heavy-duty vehicles	2,088	2,813	-25.8%	4,153	5,551	-25.2%
New medium-duty vehicles	2,001	2,141	-6.5%	3,955	3,675	7.6%
New light-duty vehicles	534	343	55.7%	929	620	49.8%
Total new vehicle unit sales	4,623	5,297	-12.7%	9,037	9,846	-8.2%
Used vehicles	1,518	1,242	22.2%	2,932	2,494	17.6%

Vehicle revenue:
New heavy-duty vehicles	$292.7	$395.3	-26.0%	$579.9	$779.5	-25.6%
New medium-duty vehicles	137.4	135.8	1.2%	270.2	236.5	14.2%
New light-duty vehicles	16.66	11.0	50.9%	28.6	20.2	41.6%
Total new vehicle revenue	$446.7	$542.1	-17.6%	$878.7	$1,036.2	-15.2%
Used vehicle revenue	$57.9	$53.1	9.0%	$113.6	$107.6	5.6%

Other vehicle revenue:(1)	$3.6	$3.0	20.0%	$5.5	$6.3	-12.7%

Absorption ratio:	114.9%	117.7%	-2.4%	113.4%	117.2%	-3.2%

(1) Includes sales of truck bodies, trailers and other new equipment.

Key Performance Indicator

Absorption Ratio

Management uses several performance metrics to evaluate the performance of its commercial vehicle dealerships, and considers Rush Truck Centers’ “absorption ratio” to be of critical importance. Absorption ratio is calculated by dividing the gross profit from the parts, service and body shop departments by the overhead expenses of all of a dealership’s departments, except for the selling expenses of the new and used commercial vehicle departments and carrying costs of new and used commercial vehicle inventory. When 100% absorption is achieved, then gross profit from the sale of a commercial vehicle, after sales commissions and inventory carrying costs, directly impacts operating profit. In 1999, the Company’s truck dealerships’ absorption ratio was approximately 80%. The Company has made a concerted effort to increase its absorption ratio since 1999. The Company’s truck dealerships achieved a 114.9% absorption ratio for the second quarter of 2013 and 117.7% absorption ratio for the second quarter in 2012.

Our absorption ratio decreased approximately 2.4% from the second quarter of 2012 due to a decrease in energy sector activity and the acquisition of nine dealerships in Ohio on December 31, 2012, which operated with absorption ratios well below the Company average.

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

The Company’s financial performance was directly impacted by decreases in U.S. retail sales of Class 8 trucks and increased overhead related to substantial investments made to support the continued growth of its organization.

Parts, service and body shop revenues continue to be driven by strong demand for maintenance and repair from its customers. The Company continually works to expand its network of service points throughout the country and its portfolio of aftermarket solutions, such as its RushCare call center, mobile service and mobile technicians, natural gas vehicle service, oil and coolant diagnostic services and vehicle up-fitting, among others. Additionally, the Company is investing in facility upgrades, diagnostic equipment and technology that will enhance its customer’s service experience and provide service when and where customers need it. The Company expects parts, service and body shop revenues to remain strong throughout 2013.

The Company continued to implement its strategy to extend its geographic footprint this quarter, completing an acquisition in North Carolina and entering purchase agreements with two dealer groups to acquire locations in Kansas, Missouri and Virginia.

The Company signed a definitive asset purchase agreement with Midwest Truck Sales to acquire locations in St. Peters and St. Louis, Missouri and Olathe, Kansas. The Missouri operations offer truck sales, parts and service for International trucks and the Kansas location offers truck sales, parts and service capabilities for Hino and Isuzu trucks and parts and service support for Mitsubishi Fuso trucks. The Company also signed a definitive asset purchase agreement with TransAuthority to acquire full service International dealerships in Richmond and Suffolk, Virginia and parts and service locations in Fredericksburg and Chester, Virginia.

The Company completed the Midwest Truck Sales acquisition on July 29, 2013 and expects to complete the Virginia acquisition in the fall. The new acquisitions will also expand the Company’s Rush Truck Leasing capabilities with Idealease franchises in Missouri and Virginia. When complete, these acquisitions will extend the Company’s Navistar Division to 32 Rush Truck Centers and two collision centers in eight states.

The Company has a track record of growth through acquisitions and additions of dealerships within its current areas of responsibility. It now operates a network of 84 Rush Truck Centers across the United States. The Company believes that this geographic diversity positions the Company to more effectively withstand regional economic downturns and expand service capabilities to match the footprint of its customer base.

On July 11, 2013, the Company entered into the third amendment to its credit agreement with GE Capital. The amendment increases the aggregate loan commitment to $750.0 million. Borrowings under the amended credit agreement will now bear interest per annum, payable monthly, at the three month LIBOR rate, determined on the last day of the prior month, plus 2.03%.  Pursuant to the third amendment, the credit agreement expires July 11, 2016, although GE Capital has the right to terminate the credit agreement at any time upon 120 days written notice.

Revenues

Revenues decreased $46.2 million, or 5.5%, in the second quarter of 2013 compared to the second quarter of 2012.

Parts, service and body shop revenues increased $34.6 million, or 16.6%, in the second quarter of 2013 compared to the second quarter of 2012. This increase is the result of increased service needs of aging vehicles, expanded product and service offerings and the Company’s acquisition of nine dealerships in Ohio on December 31, 2012. The Company expects parts, service and body shop sales to continue to remain strong through 2013 and remains focused on expanding aftermarket product and service offerings.

Revenues from sales of new and used commercial vehicles decreased $90.0 million, or 15.0%, in the second quarter of 2013 compared to the second quarter of 2012.

The Company sold 2,088 heavy-duty trucks in the second quarter of 2013, a 25.8% decrease compared to 2,813 heavy-duty trucks in the second quarter of 2012. According to A.C.T. Research Co., LLC (“A.C.T. Research”), a truck industry data and forecasting service provider, the U.S. Class 8 truck market decreased 11% in the second quarter of 2013 compared to the second quarter of 2012. A.C.T. Research currently predicts U.S. retail sales of Class 8 trucks of approximately 196,700 units in 2013, 227,000 units in 2014, and 213,000 units in 2015, compared to approximately 198,000 units in 2012. The Company’s share of the U.S. Class 8 truck sales market was approximately 5.0% in 2012. The Company expects its market share to range between 4.8% and 5.3% of U.S. Class 8 truck sales in 2013. This market share percentage would result in the sale of approximately 9,400 to 10,400 of Class 8 trucks in 2013 based on A.C.T. Research’s estimate of U.S. retail sales of 196,700 units.

The Company sold 2,001 medium-duty commercial vehicles, including 276 buses, in the second quarter of 2013, a 6.5% decrease compared to 2,141 medium-duty commercial vehicles, including 141 buses, in 2012. A.C.T. Research estimates that unit sales of Class 4 through 7 commercial vehicles in the U.S. increased approximately 11% in the second quarter of 2013, compared to the second quarter of 2012. A.C.T. Research currently predicts U.S. retail sales of Class 4 through 7 medium-duty commercial vehicles of approximately 183,000 units in 2013, 197,000 units in 2014, and 210,000 in 2015. In 2012, the Company achieved a 4.3% share of the Class 4 through 7 commercial vehicle sales market in the U.S. The Company expects its market share to range between 4.1% and 4.6% of U.S. Class 4 through 7 commercial vehicle sales in 2013. This market share percentage would result in the sale of approximately 7,500 to 8,400 of Class 4 through 7 commercial vehicles in 2013 based on A.C.T. Research’s current U.S. retail sales estimates of 183,000 units.

The Company sold 534 light-duty vehicles in the second quarter of 2013, a 55.7% increase compared to 343 light-duty vehicles in the second quarter of 2012. The Company expects to sell 1,500 light-duty vehicles in 2013.

The Company sold 1,518 used commercial vehicles in the second quarter of 2013, a 22.2% increase compared to 1,242 used commercial vehicles in the second quarter of 2012. The Company expects to sell 5,500 to 6,000 used commercial vehicles in 2013. The volume of used commercial vehicle sales will be largely dependent upon our ability to acquire quality used commercial vehicles and maintain an adequate used commercial vehicle inventory throughout 2013.

Truck lease and rental revenues increased $7.9 million, or 33.8%, in the second quarter of 2013 compared to the second quarter of 2012. The increase in lease and rental revenue is primarily due to the increased number of units put into service in the lease and rental fleet during 2012 and the Ohio acquisition that occurred in the fourth quarter of 2012. The Company expects lease and rental revenue to increase 30% to 35% during 2013, compared to 2012.

Finance and insurance revenues increased $0.3 million, or 7.3%, in the second quarter of 2013 compared to the second quarter of 2012. The Company expects finance and insurance revenue to fluctuate proportionately with the Company’s new and used commercial vehicle sales in 2013. Finance and insurance revenues have limited direct costs and, therefore, contribute a disproportionate share of the Company’s operating profits.

Gross Profit

Gross profit increased $8.1 million, or 6.2%, in the second quarter of 2013, compared to the second quarter of 2012. Gross profit as a percentage of sales increased to 17.4% in the second quarter of 2013 from 15.5% in the second quarter of 2012. This increase in gross profit as a percentage of sales is a result of a change in our product sales mix. Commercial vehicle sales, a lower margin revenue item, decreased as a percentage of total revenue to 64.3% in 2013, from 71.6% in 2012. Parts and service revenue, a higher margin revenue item, increased as a percentage of total revenue to 30.8% in 2013, from 24.9% in 2012.

Gross margins from the Company’s parts, service and body shop operations decreased to 37.2% in the second quarter of 2013, from 38.7% in the second quarter of 2012. Gross profit for the parts, service and body shop departments increased to $90.5 million in the second quarter of 2013 from $80.7 million in the second quarter of 2012. Historically, parts operations gross margins range from 27% to 28% and service and body shop operations range from 67% to 68%. Gross profits from parts sales represented 54% of total gross profit for parts, service and body shop operations in the second quarter of 2013, compared to 53% in the second quarter of 2012. Service and body shop operations represented 46% of total gross profit for parts, service and body shop operations in the second quarter of 2013, compared to 47% in the second quarter of 2012. The Company expects blended gross margins on parts, service and body shop operations to range from 37.0% to 39.0% in 2013.

Gross margins on Class 8 truck sales remained constant at 6.7% in the second quarter of 2013 and the second quarter of 2012. In 2013, the Company expects overall gross margins from Class 8 truck sales of approximately 6.5% to 7.5%.

Gross margins on medium-duty commercial vehicle sales increased to 5.0% in the second quarter of 2013, from 4.2% in the second quarter of 2012. Gross margins on medium-duty commercial vehicles are difficult to forecast accurately because gross margins vary significantly depending upon the mix of fleet and non-fleet purchasers and types of medium-duty commercial vehicles sold. For 2013, the Company expects overall gross margins from medium-duty commercial vehicle sales of approximately 4.5% to 5.5%, but this will largely depend upon the mix of purchasers and types of vehicles sold.

Gross margins on used commercial vehicle sales increased to 10.5% in the second quarter of 2013, from 8.3% in the second quarter of 2012. The Company expects margins on used commercial vehicles to range between 8.5% and 10.5% during 2013 depending upon general economic conditions and the availability of quality used vehicles.

Gross margins from truck lease and rental sales decreased to 15.9% in the second quarter of 2013, from 16.5% in the second quarter of 2012. The Company expects gross margins from lease and rental sales of approximately 16.0% to 18.0% during 2013, as it expects to continue to grow its lease and rental fleet. The Company’s policy is to depreciate its lease and rental fleet using a straight line method over the customer’s contractual lease term. The lease unit is depreciated to a residual value that approximates fair value at the expiration of the lease term. This policy results in the Company realizing reasonable gross margins while the unit is in service and potentially a corresponding gain or loss on sale when the unit is sold at the end of the lease term.

Finance and insurance revenues and other income, as described above, have limited direct costs and, therefore, contribute a disproportionate share of gross profit.

Selling, General and Administrative Expenses

Selling, General and Administrative (“SG&A”) expenses increased $26.9 million, or 29.4%, in the second quarter of 2013, compared to the second quarter of 2012. This increase is partially due to the execution of the Retirement and Transition Agreement with the Company’s former Chairman, W. Marvin Rush, which resulted in the recognition of $10.8 million in retirement pay and benefits during the second quarter of 2013. SG&A expenses as a percentage of total revenue increased to 15.0% in the second quarter of 2013, from 11.0% in the second quarter of 2012. SG&A expenses as a percentage of total revenue have historically ranged from 10.0% to 15.0%. In general, when new and used commercial vehicle revenue decreases as a percentage of total revenue, SG&A expenses as a percentage of total revenue will be at, or exceed, the higher end of this range. For 2013, the Company expects SG&A expenses as a percentage of total revenue to range from 11.0% to 14.0% and the selling portion of SG&A expenses to be approximately 25% to 30% of new and used commercial vehicle gross profit. In 2013, the Company expects the general and administrative portion of SG&A expenses to increase by approximately 15.0% to 20.0% compared to 2012 due primarily to the full year effect of the Ohio acquisition that occurred in December 2012, the Retirement and Transition Agreement with the Company’s former Chairman, W. Marvin Rush and the addition of resources and technology to support the Company’s growth.

Depreciation and Amortization Expense

Depreciation and amortization expense increased $1.2 million, or 19.9%, in the second quarter of 2013 compared to the second quarter of 2012. This increase is primarily due to the Ohio acquisition and dealership expansions.

Interest Expense, Net

Net interest expense decreased $0.9 million, or 27.2%, in the second quarter of 2013 compared to the second quarter of 2012. The decrease in net interest expense is primarily due to the decrease in truck inventory levels compared to the second quarter of 2012. Net interest expense in 2013 will depend on inventory levels and cash available for prepayment of floor plan financing.

Income before Income Taxes

As a result of the factors described above, income before income taxes decreased $19.3 million, or 67.4%, in the second quarter of 2013 compared to the second quarter of 2012.

Income Taxes

Income taxes decreased $7.5 million, or 67.0%, in the second quarter of 2013, compared to the second quarter of 2012. The Company provided for taxes at a 39.5% effective rate in the second quarter of 2013 compared to an effective rate of 39.0% in the second quarter of 2012. The Company expects its effective tax rate to be approximately 37% to 39% of pretax income in 2013.

Six Months Ended June 30, 2013, Compared to Six Months Ended June 30, 2012

Unless otherwise stated below, the Company’s variance explanations and future expectations with regard to the items discussed in this section are set forth in the discussion of the “Three Months Ended June 30, 2013, Compared to Three Months Ended June 30, 2012.”

Revenues decreased $66.7 million, or 4.1%, in the first six months of 2013, compared to the first six months of 2012. Sales of new and used trucks decreased $152.3 million, or 13.2%, in the first six months of 2013, compared to the first six months of 2012.

Parts and service sales increased $69.5 million, or 17.2%, in the first six months of 2013, compared to the first six months of 2012.

The Company sold 4,153 heavy-duty trucks in the first six months of 2013, a 25.2% decrease compared to 5,551 heavy-duty trucks in the first six months of 2012. According to A.C.T. Research, retail sales in the U.S. Class 8 truck market decreased 14.0% in the first six months of 2013, compared to the first six months of 2012.

The Company sold 3,955 medium-duty commercial vehicles, including 466 buses in the first six months of 2013. This represented a 7.6% increase compared to 3,675 medium-duty commercial vehicles, including 255 buses in the first six months of 2012. A.C.T. Research estimates that unit sales of Class 4 through 7 commercial vehicles in the U.S increased approximately 5.0% in the first six months of 2013, compared to the first six months of 2012.

The Company sold 2,932 used commercial vehicles in the first six months of 2013, a 17.6% increase compared to 2,494 used commercial vehicles in the first six months of 2012.

Truck lease and rental revenues increased $14.6 million, or 31.1%, in the first six months of 2013, compared to the first six months of 2012.

Finance and insurance revenues increased $0.3 million, or 3.8%, in the first six months of 2013, compared to the first six months of 2012.

Gross Profit

Gross profit increased $13.6 million, or 5.3%, in the first six months of 2013, compared to the first six months of 2012. Gross profit as a percentage of sales increased to 17.5% in the first six months of 2013 from 16.0% in the first six months of 2012.

Gross margins from the Company’s parts, service and body shop operations decreased to 37.2% in the first six months of 2013, from 39.3% in the first six months of 2012. Gross profit for the parts, service and body shop departments was $176.2 million in the first six months of 2013, compared to $159.1 million in the first six months of 2012. Gross profits from parts sales represented 55% of total gross profit for parts, service and body shop operations in the first six months of 2013, compared to 53% in the first six months of 2012. Service and body shop operations represented 45% of total gross profit for parts, service and body shop operations in the first six months of 2013, compared to 47% in the first six months of 2012.

Gross margins on Class 8 truck sales decreased to 7.0% in the first six months of 2013, from 7.1% in the first six months of 2012.

Gross margins on medium-duty commercial vehicle sales increased to 5.3% in the first six months of 2013, from 4.5% in the first six months of 2012.

Gross margins on used commercial vehicle sales increased to 10.3% in the first six months of 2013, from 9.2% in the first six months of 2012.

Gross margins from truck lease and rental sales increased to 16.9% in the first six months of 2013, from approximately 15.6% in the first six months of 2012. This increase was attributable to higher utilization of the lease and rental units in the Company’s fleet and decreased maintenance costs.

Finance and insurance revenues and other income, as described above, has limited direct costs and, therefore, contributes a disproportionate share of gross profit.

Selling, General and Administrative Expenses

SG&A expenses increased $36.0 million, or 19.5%, in the first six months of 2013, compared to the first six months of 2012. SG&A expenses as a percentage of sales was 14.3% in the first six months of 2013 and 11.4% in the first six months of 2012.

Depreciation and Amortization Expense

Depreciation and amortization expense increased $2.4 million, or 20.4%, in the first six months of 2013 compared to 2012.

Interest Expense, Net

Net interest expense decreased $1.7 million, or 25.6%, in the first six months of 2013, compared to the first six months of 2012.

Income before Income Taxes

Income before income taxes decreased $23.2 million, or 42.5%, in the first six months of 2013, compared to the first six months of 2012.

Provision for Income Taxes

Income taxes decreased $9.1 million, or 42.6%, in the first six months of 2013, compared to the first six months of 2012. The Company provided for taxes at a 39.0% rate in the first six months of 2013, compared to a rate of 39.0% in the first six months of 2012.

Liquidity and Capital Resources

The Company’s short-term cash requirements are primarily for working capital, inventory financing, the improvement and expansion of existing facilities and the construction or purchase of new facilities. Historically, these cash requirements have been met through the retention of profits, borrowings under our floor plan arrangements and bank financings. As of June 30, 2013, the Company had working capital of approximately $244.1 million, including $203.5 million in cash available to fund our operations. The Company believes that these funds are sufficient to meet its operating requirements for at least the next twelve months.

The Company has a secured line of credit that provides for a maximum borrowing of $10.0 million. There were no advances outstanding under this secured line of credit at June 30, 2013, however, $8.0 million was pledged to secure various letters of credit related to self-insurance products, leaving $2.0 million available for future borrowings as of June 30, 2013.

The Company’s long-term real estate debt agreements require the Company to satisfy various financial ratios such as the debt to worth ratio, leverage ratio and the fixed charge coverage ratio and certain requirements for tangible net worth and GAAP net worth. As of June 30, 2013, the Company was in compliance with all debt covenants related to debt secured by real estate and lease and rental units and its floor plan credit agreement. The Company does not anticipate any breach of the covenants in the foreseeable future.

The Company expects to purchase or lease trucks worth approximately $125.0 million for its leasing operations during 2013, depending on customer demand, all of which will be financed. The Company expects to make capital expenditures for recurring items such as computers, shop equipment and vehicles of approximately $7.0 to $10.0 million during the remainder of 2013.

The Company is currently under contract to construct dealership facilities in Corpus Christi, Texas, at an estimated cost of $6.6 million, San Antonio, Texas, at an estimated cost of $12.0 million and Orlando, Florida, at an estimated cost of $4.1 million. The construction project in Corpus Christi is estimated to continue through the third quarter of 2013, the construction projects in San Antonio and Orlando are estimated to continue through the second quarter of 2014.

The Company currently anticipates funding its capital expenditures relating to the improvement and expansion of existing facilities and recurring expenses through its operating cash flow and the construction or purchase of new facilities through either its operating cash flow or financing 70% to 80% of the appraised value.

On February 1, 2013, the Company’s Board of Directors approved a stock repurchase program authorizing the Company to repurchase, from time to time, up to an aggregate of $40.0 million shares of Class A common stock and/or Class B common stock. Repurchases will be made at times and in amounts as the Company deems appropriate and will be made through open market transactions, privately negotiated transactions and other lawful means. The manner, timing and amount of any repurchases will be determined by the Company based on an evaluation of market conditions, stock price and other factors. The stock repurchase program expires on January 31, 2014, and may be suspended or discontinued at any time. While the stock repurchase program does not obligate the Company to acquire any particular amount or class of common stock, the Company anticipates that it will be repurchasing primarily shares of its Class B common stock. As of June 30, 2013, the Company has purchased approximately $2.3 million of its Class B common stock under this repurchase program.

The Company has no other material commitments for capital expenditures as of June 30, 2013, except that the Company will continue to purchase vehicles for its lease and rental division and authorize capital expenditures for improvement and expansion of its existing dealership facilities and construction or purchase of new facilities based on market opportunities.

Cash Flows

Cash and cash equivalents increased by $4.8 million during the three months ended June 30, 2013 and decreased by $38.8 million during the three months ended June 30, 2012. The major components of these changes are discussed below.

Cash Flows from Operating Activities

Cash flows from operating activities include net income adjusted for non-cash items and the effects of changes in working capital. During the first six months of 2013, operating activities resulted in net cash provided by operations of $36.7 million. Cash provided by operating activities was primarily impacted by the increase in accounts payable, which was offset by the decrease in accrued liabilities and the increase in inventories.

During the first six months of 2012, operating activities resulted in net cash used in operations of $67.2 million. Cash used in operating activities was primarily impacted by the increase in inventories and the decrease in accrued expenses which was offset by the increase in accounts payable and draws on floor plan notes payable - trade.

In June 2012, the Company entered into a wholesale financing agreement with Ford Motor Credit Company that provides for the financing of, and is collateralized by, the Company’s Ford new vehicle inventory. This wholesale financing agreement bears interest at a rate of Prime plus 150 basis points minus certain incentives and rebates; however, the prime rate is defined to be a minimum of 3.75%. As of June 30, 2013, the interest rate on the wholesale financing agreement was 5.25% before considering the applicable incentives. As of June 30, 2013, the Company had an outstanding balance of $39.3 million under the Ford Motor Credit Company wholesale financing agreement.

Cash Flows from Investing Activities

Cash flows used in investing activities consist primarily of cash used for capital expenditures and business acquisitions. During the first six months of 2013, cash used in investing activities was $85.8 million. Capital expenditures consisted of purchases of property and equipment and improvements to our existing dealership facilities of $82.5 million. Property and equipment purchases during the first six months of 2013 consisted of $57.6 million for additional units for rental and leasing operations, which will be directly offset by borrowings of long-term debt. The Company expects to purchase or lease trucks worth approximately $125.0 million for its leasing operations in 2013, depending on customer demand, all of which will be financed. The Company expects to make capital expenditures for recurring items such as computers, shop equipment and vehicles of approximately $7.0 to $10.0 million during the remainder of 2013.

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

Cash Flows from Financing Activities

Cash flows from financing activities include borrowings and repayments of long-term debt and net proceeds of floor plan notes payable – non-trade. Cash provided by financing activities was $53.8 million during the first six months of 2013. The Company had borrowings of long-term debt of $65.7 million and repayments of long-term debt and capital lease obligations of $52.0 million during the first six months of 2013. The Company had net draws on floor plan notes payable – non-trade of $33.0 million during the first six months of 2013. The borrowings of long-term debt were primarily related to units for the rental and leasing operations.

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

Substantially all of the Company’s commercial vehicle purchases are made on terms requiring payment to the manufacturer within 15 days or less from the date the commercial vehicles are invoiced from the factory. On January 31, 2012, the Company entered into an amended and restated $600.0 million credit agreement with GE Capital. The interest rate under the amended credit agreement is LIBOR plus 2.23% on inventory loans up to $500.0 million and LIBOR plus 2.95% on inventory loans exceeding $500.0 million. The amended credit agreement allows the Company to prepay inventory loans, provided that the prepayment does not exceed the sum of 38% of the aggregate inventory loans made up to $500.0 million plus 100% of the inventory loans above $500.0 million. GE Capital may terminate this credit agreement without cause upon 120 days written notice. The Company makes monthly interest payments to GE Capital on the amount financed, but is not required to commence loan principal repayments on any vehicle until such vehicle has been financed for 12 months or was sold, whichever occurs first. On June 30, 2013, the Company had approximately $533.0 million outstanding under its credit agreement with GE Capital. The average outstanding borrowings under the credit agreement with GE Capital during the second quarter of 2013 were $453.8 million.

On July 11, 2013, the Company entered into the third amendment to its $600.0 million amended and restated credit agreement with GE Capital. The amendment increases the aggregate loan commitment to $750.0 million. Borrowings under the amended credit agreement will now bear interest per annum, payable monthly, at the three month LIBOR rate, determined on the last day of the prior month, plus 2.03%.  In addition, the Company is required to pay to the lenders a monthly working capital fee equal to 0.35% per annum multiplied by the amount of voluntary prepayments of new and used inventory loans. Loans under the credit agreement for the purchase of used inventory are limited to $150.0 million. Pursuant to the third amendment, the credit agreement expires July 11, 2016, although GE Capital has the right to terminate the credit agreement at any time upon 120 days written notice. The Company may terminate the credit agreement at any time, although if it does so it must pay the lenders a prepayment processing fee of (i) $15,000,000 if it terminates on or prior January 11, 2015, (ii) $7,500,000 if it terminates after January 11, 2015 but on or prior to July 11, 2015 and (iii) $300,000 if it terminates thereafter, subject in each case to specified limited exceptions.

Navistar Financial Corporation and Peterbilt offer trade terms that provide an interest free inventory stocking period for certain new commercial vehicles.  If the commercial vehicle is not sold within the interest free period, the Company then finances the commercial vehicle under the GE Capital credit agreement.

Backlog

On June 30, 2013, the Company’s backlog of commercial vehicle orders was approximately $703.5 million compared to a backlog of commercial vehicle orders of approximately $753.2 million on June 30, 2012. The Company includes only confirmed orders in its backlog. The delivery time for a custom-ordered commercial vehicle varies depending on the truck specifications and demand for the particular model ordered, however, the Company expects to fill the majority of its backlog orders during 2013. The Company sells the majority of its new heavy-duty commercial vehicles by customer special order. The Company sells the majority of its medium- and light-duty commercial vehicles out of inventory. Orders from a number of the Company’s major fleet customers are included in the Company’s backlog as of June 30, 2013.

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

Cyclicality

The Company’s business is dependent on a number of factors relating to general economic conditions, including fuel prices, interest rate fluctuations, credit availability, economic recessions, environmental and other government regulations and customer business cycles. Unit sales of new commercial vehicles have historically been subject to substantial cyclical variation based on these general economic conditions. According to data published by A.C.T. Research, in recent years total U.S. retail sales of new Class 8 trucks have ranged from a low of approximately 97,000 in 2009 to a high of approximately 291,000 in 2006. Through geographic expansion, concentration on higher margin parts and service operations and diversification of its customer base, the Company believes that it is in a better position to reduce the negative impact on the Company’s earnings of adverse general economic conditions or cyclical trends affecting the heavy-duty truck industry.

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

In 2010, the EPA and the U.S. Department of Transportation (DOT) announced the first national standards to reduce greenhouse gas (GHG) emissions and improve fuel efficiency of heavy-duty trucks and buses beginning in model year 2014. The final rules, which were issued on September 15, 2011, begin to apply in 2014 and are fully implemented in model year 2017. It is not possible at this time to accurately predict how the foregoing standards, future legislation or other new regulations that may be adopted to address greenhouse gas emissions will impact our business. Any regulations will likely result in increased compliance costs, additional operating restrictions or changes in demand for our products and services, which could have a material adverse effect on our business, financial condition and results of operation.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk.

Market risk represents the risk of loss that may impact the financial position, results of operations, or cash flows of the Company due to adverse changes in financial market prices, including interest rate risk, and other relevant market rate or price risks.

The Company is exposed to some market risk through interest rates related to our floor plan financing agreements, variable rate real estate debt and discount rates related to finance sales. The majority of floor plan debt and variable rate real estate debt is based on LIBOR. As of June 30, 2013, the Company had floor plan borrowings and variable interest rate real estate debt of approximately $652.5 million. Assuming an increase or decrease in LIBOR of 100 basis points, annual interest expense could correspondingly increase or decrease by approximately $6.5 million.

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

The Company is exposed to some market risk through interest rate swaps on some of the Company’s variable interest rate real estate debt. As of June 30, 2013, the Company had interest rate swaps with a total notional amount of $40.0 million. The swaps were designed to provide a hedge against changes in interest rates on some of the Company’s variable interest rate real estate debt. The swaps are collateralized by the underlying real estate. These interest rate swaps qualify for cash flow hedge accounting treatment and are considered effective. For additional information about the effect of the Company’s derivative instruments on the accompanying consolidated financial statements, see Note 6 – Financial Instruments and Fair Value of the Notes to Consolidated Financial Statements.

The Company is also exposed to some market risk through interest rates related to the investment of our current cash and cash equivalents which totaled $203.5 million on June 30, 2013. These funds are generally invested in variable interest rate instruments in accordance with the Company’s investment policy. As such instruments mature and the funds are reinvested, we are exposed to changes in market interest rates. This risk is mitigated by management’s ongoing evaluation of the best investment rates available for current and noncurrent high quality investments. If market interest rates were to increase or decrease immediately and uniformly by 100 basis points, the Company’s annual interest income could correspondingly increase or decrease by approximately $2.0 million.

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

As of June 30, 2013, the Company holds auction rate securities, with underlying tax-exempt municipal bonds that mature in 2030, that have a fair value of $6.6 million. Given the current market conditions in the auction rate securities market, if the Company determines that the fair value of these securities temporarily decreases by an additional 10%, the Company’s equity could correspondingly decrease by approximately $0.7 million. If it is determined that the fair value of these securities is other-than-temporarily impaired by 10%, the Company could record a loss on its Consolidated Statements of Operations of approximately $0.7 million. For further discussion of the risks related to our auction rate securities, see Note 6 – Financial Instruments and Fair Value of the Notes to Consolidated Financial Statements.

ITEM 4. Controls and Procedures.

The Company, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2013 to ensure that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) is accumulated and communicated to Company management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in the Company’s internal control over financial reporting that occurred during the three months ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Company did not make any unregistered sales of equity securities during the second quarter of 2013.

A summary of the repurchase activity for the Company’s second quarter of 2013 is as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (3)
April 1 – April 30, 2013	16,741	$19.53	16,741	$39,673,021
May 1 – May 31, 2013	45,568	21.88	62,309	38,675,807
June 1 – June 30, 2013	42,976	22.00	105,285	37,730,450
Total	105,285		105,285	$37,730,450

 ______________

(1)	The calculation of the average price paid per share does not give effect to any fees, commissions or other costs associated with the repurchase of such shares.
(2)	The shares represent Class B common stock repurchased by the Company.
(3)

The Company repurchased shares under a program announced on February 1, 2013, which authorized the repurchase of up to $40.0 million of its shares of Class A common stock, $.01 par value per share, and/or Class B common stock, $.01 par value per share. The stock repurchase program expires on January 31, 2014 and may be suspended or discontinued at any time.

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

3.2	Rush Enterprises, Inc. Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K (File No. 000-20797) filed May 21,2013)
10.1

Third Amendment to Credit Agreement, dated July 11, 2013, among Rush Truck Centers of Alabama, Inc., Rush Truck Centers of Arizona, Inc., Rush Truck Centers of California, Inc., Rush Medium Duty Truck Centers of Colorado, Inc., Rush Truck Centers of Colorado, Inc., Rush Truck Centers of Florida, Inc., Rush Truck Centers of Georgia, Inc., Rush Truck Centers of New Mexico, Inc., Rush Truck Centers of Oklahoma, Inc., Rush Truck Centers of Tennessee, Inc., Rush Truck Centers of North Carolina, Inc., Rush Truck Centers of Idaho, Inc., Rush Truck Centers of Utah, Inc., Rush Truck Centers of Oregon, Inc., Rush Truck Centers of Ohio, Inc., Rush Truck Centers of Kansas, Inc., Rush Truck Centers of Missouri, Inc., Rush Truck Centers of Texas, L.P., Rush Enterprises, Inc., the Lenders party thereto, and GE Capital Commercial Inc. (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 000-20797) filed July 16, 2013)

10.2***

Retirement and Transition Agreement, dated May 20, 2013, by and between the Company and W. Marvin Rush (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 000-20797) filed May 21, 2013)

31.1*	Certification of CEO pursuant to Rules 13a-14(a) and 15d-14(a) adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of CFO pursuant to Rules 13a-14(a) and 15d-14(a) adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of CEO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of CFO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS+++	XBRL Instance Document.
101.SCH+++	XBRL Taxonomy Extension Schema Document.
101.CAL+++	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF+++	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB+++	XBRL Taxonomy Extension Label Linkbase Document
101.PRE+++	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
**	Furnished herewith
***	Management contract or compensating plan or arrangement
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

RUSH ENTERPRISES, INC.

Date: August 9, 2013
	By:	/S/ W.M. “RUSTY” RUSH
W.M. “Rusty” Rush
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: August 9, 2013
	By:	/S/ STEVEN L. KELLER
Steven L. Keller
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Title
3.1

Restated Articles of Incorporation of Rush Enterprises, Inc. (incorporated herein by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q (File No. 000-20797) for the quarter ended June 30, 2008)

3.2	Rush Enterprises, Inc. Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K (File No. 000-20797) filed May 21,2013)
10.1

Third Amendment to Credit Agreement, dated July 11, 2013, among Rush Truck Centers of Alabama, Inc., Rush Truck Centers of Arizona, Inc., Rush Truck Centers of California, Inc., Rush Medium Duty Truck Centers of Colorado, Inc., Rush Truck Centers of Colorado, Inc., Rush Truck Centers of Florida, Inc., Rush Truck Centers of Georgia, Inc., Rush Truck Centers of New Mexico, Inc., Rush Truck Centers of Oklahoma, Inc., Rush Truck Centers of Tennessee, Inc., Rush Truck Centers of North Carolina, Inc., Rush Truck Centers of Idaho, Inc., Rush Truck Centers of Utah, Inc., Rush Truck Centers of Oregon, Inc., Rush Truck Centers of Ohio, Inc., Rush Truck Centers of Kansas, Inc., Rush Truck Centers of Missouri, Inc., Rush Truck Centers of Texas, L.P., Rush Enterprises, Inc., the Lenders party thereto, and GE Capital Commercial Inc. (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 000-20797) filed July 16, 2013)

10.2***

Retirement and Transition Agreement, dated May 20, 2013, by and between the Company and W. Marvin Rush (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 000-20797) filed May 21, 2013)

31.1*	Certification of CEO pursuant to Rules 13a-14(a) and 15d-14(a) adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of CFO pursuant to Rules 13a-14(a) and 15d-14(a) adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of CEO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of CFO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS+++	XBRL Instance Document.
101.SCH+++	XBRL Taxonomy Extension Schema Document.
101.CAL+++	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF+++	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB+++	XBRL Taxonomy Extension Label Linkbase Document
101.PRE+++	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
**	Furnished herewith
***	Management contract or compensating plan or arrangement
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