Form 10-Q
period 2013-09-30
RUSH ENTERPRISES INC \TX\
filed 2013-11-08
CIK 1012019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

(X)     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ]                   No [X]

Indicated below is the number of shares outstanding of each of the issuer’s classes of common stock, as of November 1, 2013.

Title of Class	Number of Shares Outstanding
Class A Common Stock, $.01 Par Value	28,859,520
Class B Common Stock, $.01 Par Value	10,541,071

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2013 AND DECEMBER 31, 2012

(In Thousands, Except Shares)

	September 30, 2013	December 31, 2012
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$166,260	$198,773
Accounts receivable, net	114,414	89,615
Inventories, net	772,196	690,953
Prepaid expenses and other	9,490	12,088
Deferred income taxes, net	16,482	14,630

Total current assets	1,078,842	1,006,059

Investments	6,628	6,628

Property and equipment, net	696,873	622,112

Goodwill, net	212,632	198,257

Other assets, net	50,555	48,510

Total assets	$2,045,530	$1,881,566

Liabilities and shareholders’ equity
Current liabilities:
Floor plan notes payable	$588,370	$534,520
Current maturities of long-term debt	84,734	80,030
Current maturities of capital lease obligations	9,817	10,673
Trade accounts payable	83,126	62,270
Accrued expenses	86,067	100,953
Total current liabilities	852,114	788,446

Long-term debt, net of current maturities	362,430	319,634
Capital lease obligations, net of current maturities	35,817	39,300
Other long-term liabilities	5,413	2,484
Deferred income taxes, net	134,158	123,756

Shareholders’ equity:
Preferred stock, par value $.01 per share; 1,000,000 shares authorized; 0 shares outstanding in 2013 and 2012	–	–
Common stock, par value $.01 per share; 60,000,000 class A shares and 20,000,000 class B shares authorized; 28,813,293 class A shares and 10,659,802 class B shares outstanding in 2013; and 27,999,068 class A shares and 10,792,223 class B shares outstanding in 2012	413	404
Additional paid-in capital	239,869	222,627
Treasury stock, at cost: 1,839,235 class B shares	(22,330)	(17,948)
Retained earnings	438,977	404,619
Accumulated other comprehensive loss, net of tax	(1,331)	(1,756)

Total shareholders’ equity	655,598	607,946

Total liabilities and shareholders’ equity	$2,045,530	$1,881,566

The accompanying notes are an integral part of these consolidated financial statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(In Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Revenues:
New and used truck sales	$615,616	$502,595	$1,613,420	$1,652,743
Parts and service	257,512	210,749	731,919	615,685
Lease and rental	32,668	26,188	94,166	73,097
Finance and insurance	4,333	3,444	11,304	10,158
Other	2,935	2,157	8,717	6,623
Total revenue	913,064	745,133	2,459,526	2,358,306

Cost of products sold:
New and used truck sales	573,657	469,302	1,499,384	1,539,126
Parts and service	161,209	128,901	459,371	374,774
Lease and rental	27,886	21,759	78,983	61,339
Total cost of products sold	762,752	619,962	2,037,738	1,975,239
Gross profit	150,312	125,171	421,788	383,067
Selling, general and administrative	114,863	91,270	335,597	275,968
Depreciation and amortization	7,569	6,323	21,938	18,262
(Loss) gain on sale of assets	(10)	49	19	136
Operating income	27,870	27,627	64,272	88,973
Interest expense, net	2,781	3,383	7,774	10,094
Income from before taxes	25,089	24,244	56,498	78,879
Provision for income taxes	9,910	9,335	22,140	30,642
Net income	$15,179	$14,909	$34,358	$48,237

Earnings per common share:
Basic	$.38	$.38	$.87	$1.25
Diluted	$.37	$.38	$.85	$1.22

Weighted average shares outstanding:
Basic	39,558	38,740	39,411	38,602
Diluted	40,623	39,602	40,492	39,633

Comprehensive income	$15,280	$14,958	$34,783	$48,291

The accompanying notes are an integral part of these consolidated financial statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Nine Months Ended September 30,

	2013	2012

Cash flows from operating activities:
Net income	$34,358	$48,237
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	67,815	53,196
Gain on sale of property and equipment	(19)	(136)
Stock-based compensation expense related to stock options and employee stock purchases	6,975	6,045
Provision (benefit) for deferred income tax expense	8,284	19,341
Excess tax benefits from stock-based compensation	(2,183)	(1,433)
Change in accounts receivable, net	(22,880)	6,019
Change in inventories	(46,446)	(49,735)
Change in prepaid expenses and other, net	3,117	7,999
Change in trade accounts payable	20,859	3,658
Draws on floor plan notes payable – trade, net	18,298	36,790
Change in accrued expenses	(10,378)	(40,982)

Net cash provided by operating activities	77,800	88,999

Cash flows from investing activities:
Acquisition of property and equipment	(122,999)	(130,057)
Proceeds from the sale of property and equipment	453	1,156
Business acquisitions	(63,188)	(36)
Change in other assets	(3,313)	(729)

Net cash (used in) investing activities	(189,047)	(129,666)

Cash flows from financing activities:
Draws on floor plan notes payable – non-trade, net	35,553	17,728
Proceeds from long-term debt	112,411	102,731
Principal payments on long-term debt	(64,911)	(55,212)
Principal payments on capital lease obligations	(10,211)	(7,963)
Excess tax benefits from stock-based compensation	2,183	1,433
Proceeds from issuance of shares relating to employee stock options and employee stock purchases	8,092	4,478
Common stock repurchased	(4,383)	–

Net cash provided by financing activities	78,734	63,195

Net (decrease) increase in cash and cash equivalents	(32,513)	22,528

Cash and cash equivalents, beginning of period	198,773	207,775

Cash and cash equivalents, end of period	$166,260	$230,303

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$17,592	$17,553
Income taxes, net of refunds	$6,869	$3,271
Noncash investing activities:
Assets acquired under capital leases	$5,872	$10,409

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

2 –Other Assets

The total capitalized costs of the SAP enterprise software and SAP dealership management system of $40.4 million, including capitalized interest, are recorded on the Consolidated Balance Sheet in Other Assets, net of accumulated amortization of $6.3 million. The SAP software will be amortized over a period of 15 years. The Company is currently operating 41 Rush Truck Centers and all of its leasing operations on the SAP enterprise software and SAP dealership management system, which represent approximately 44% of total revenue for the nine months ended September 30, 2013. The Company plans to convert all of its locations to the SAP enterprise software and SAP dealership management system by the end of the first quarter of 2015.

Amortization expense relating to the SAP software, was $0.7 million for the three months ended September 30, 2013 and the three months ended September 30, 2012, and $2.2 million for the nine months ended September 30, 2013, and the nine months ended September 30, 2012, and is recognized in depreciation and amortization expense in the Consolidated Statement of Income.

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

No impairment write down was required for manufacturer franchise rights in the fourth quarter of 2012. Management is not aware of any impairment charge that may currently be required; however, the Company cannot predict the occurrence of events that might adversely affect the reported value of manufacturer franchise rights in the future.

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

In May 2013, the Company entered into a Retirement and Transition Agreement with the Company’s former Chairman, W. Marvin Rush, which resulted in the recognition of $10.8 million in retirement pay and benefits recorded in selling, general and administrative expense on the Consolidated Statements of Income and Comprehensive Income for the nine months ended September 30, 2013. The current portion of the accrual for the unpaid retirement pay and benefits of $0.9 million is a component of accrued liabilities and the long-term portion of the accrual for the unpaid retirement pay and benefits of $2.7 million is a component of other long-term liabilities in the Consolidated Balance Sheet as of September 30, 2013.

4 – Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share information):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Numerator:
Numerator for basic and diluted earnings per share – Net income available to common shareholders	$15,179	$14,909	$34,358	$48,237

Denominator–
Denominator for basic earnings per share – weighted average shares outstanding	39,558	38,740	39,411	38,602
Effect of dilutive securities–
Employee and director stock options and restricted share awards	1,065	862	1,081	1,031
Denominator for diluted earnings per share – adjusted weighted average shares outstanding and assumed conversions	40,623	39,602	40,492	39,633

Basic earnings per common share	$.38	$.38	$.87	$1.25

Diluted earnings per common share and common share equivalents	$.37	$.38	$.85	$1.22

Options to purchase shares of common stock that were outstanding for the three months and nine months ended September 30, 2013 and 2012 that were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive are as follows (in thousands):

	Three Months Ended September 30,		Nine months Ended September 30,
	2013	2012	2013	2012
Anti-dilutive options	865	1,367	865	1,127

5 – Stock Options and Restricted Stock Awards

Valuation and Expense Information

The Company accounts for stock-based compensation in accordance with Accounting Standards Codification (“ASC”) 718-10, “Compensation – Stock Compensation,” which requires the measurement and recognition of compensation expense for all share-based payment awards made to the Company’s employees and directors including employee stock options, restricted share awards and employee stock purchases related to the Employee Stock Purchase Plan based on estimated fair values. Stock-based compensation expense, calculated using the Black-Scholes option-pricing model for employee stock options, and included in selling, general and administrative expense, was $1.5 million for the three months ended September 30, 2013, and $1.2 million for the three months ended September 30, 2012. Stock-based compensation expense, included in selling, general and administrative expense, for the nine months ended September 30, 2013, was $7.0 million and for the nine months ended September 30, 2012, was $6.0 million. As of September 30, 2013, there was $14.3 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements to be recognized over a weighted-average period of 2.8 years.

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

The fair value of the Company’s long-term debt is based on secondary market indicators. Because the Company’s debt is not quoted, estimates are based on each obligation’s characteristics, including remaining maturities, interest rate, credit rating, collateral and liquidity. Accordingly, the Company concluded the valuation measurement inputs of its long-term debt to represent, at its lowest level, current market interest rates available to the Company for similar debt and the Company’s current credit standing and has categorized such debt within Level 2 of the hierarchy framework. The carrying amount approximates fair value.

If investments are deemed to be impaired, the Company determines whether the impairment is temporary or other than temporary. If the impairment is deemed to be temporary, the Company records an unrealized loss in other comprehensive income. If the impairment is deemed other than temporary, the Company records the impairment in the Company’s consolidated statement of income and comprehensive income.

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

As of September 30, 2013, the Company held auction rate securities with underlying tax-exempt municipal bonds that mature in 2030 that have a fair value of $6.6 million and a cost basis of $7.6 million. These bonds have credit wrap insurance and a credit rating of A2 by a major credit rating agency.

The Company valued the auction rate securities at September 30, 2013 using a discounted cash flow model based on the characteristics of the individual securities, which the Company believes yields the best estimate of fair value. The first step in the valuation included a credit analysis of the security which considered various factors including the credit quality of the issuer, the instrument’s position within the capital structure of the issuing authority, and the composition of the authority’s assets including the effect of insurance and/or government guarantees. Next, the future cash flows of the instruments were projected based on certain assumptions regarding the auction rate market significant to the valuation including the auction rate market will remain illiquid and auctions will continue to fail causing the interest rate to be the maximum applicable rate. This assumption resulted in discounted cash flow analysis being performed through 2019, the point at which the Company estimates the securities will be redeemed by the municipality. The projected cash flows were then discounted using the applicable yield curve plus a 225 basis point liquidity premium added to the applicable discount rate.

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

	At September 30, 2013
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

At September 30, 2013, the Company had an aggregate $39.2 million notional amount of interest rate swap contracts, which have been designated as cash flow hedges, to pay fixed rates of interest and receive a floating interest rate based on LIBOR. The fixed interest rates specified in the interest rate swap contracts became effective on or about January 1, 2012. The Company’s interest rate swaps qualify for cash flow hedge accounting treatment.  Unrealized gains or losses are recorded in accumulated other comprehensive income. Realized gains and losses will be recognized in interest expense, if they occur. Amounts to be received or paid under the contracts will be recognized as interest expense over the life of the contracts. There was no ineffectiveness for these swaps during the quarters and nine months ended September 30, 2013 and September 30, 2012.

The fair value of cash flow swaps is calculated as the present value of expected future cash flows, determined on the basis of forward interest rates and present value factors. As such, the carrying amounts for these swaps are designated to be Level 2 fair values and totaled $1.2 million, excluding accrued interest, as of September 30, 2013. The carrying value of these swaps is included in Other Long-Term Liabilities on the accompanying Consolidated Balance Sheet as of September 30, 2013.

As of September 30, 2013 the Company was party to derivative financial instruments, as described in the following table (in thousands):

Agreement	Notional Amount	Fixed Interest Rate	Underlying Rate	Expiration Date	Fair Value
Interest Rate Swap	$1,911	5.075%	3 month LIBOR	July 1, 2015	$(61)
Interest Rate Swap	3,948	5.075%	3 month LIBOR	July 1, 2015	(126)
Interest Rate Swap	6,840	5.39%	1 month LIBOR	December 31, 2014	(169)
Interest Rate Swap	1,322	5.39%	1 month LIBOR	December 31, 2014	(33)
Interest Rate Swap	2,354	5.39%	1 month LIBOR	December 31, 2014	(58)
Interest Rate Swap	5,326	5.39%	1 month LIBOR	December 31, 2014	(132)
Interest Rate Swap	4,888	5.38%	1 month LIBOR	June 29, 2015	(185)
Interest Rate Swap	752	5.29%	1 month LIBOR	June 30, 2015	(27)
Interest Rate Swap	1,441	5.29%	1 month LIBOR	June 30, 2015	(53)
Interest Rate Swap	7,269	5.29%	1 month LIBOR	June 30, 2015	(265)
Interest Rate Swap	627	5.29%	1 month LIBOR	June 30, 2015	(23)
Interest Rate Swap	2,519	5.29%	1 month LIBOR	June 30, 2015	(92)

Fair values of derivative instruments are on the accompanying Consolidated Balance Sheet (in thousands):

		Fair Value at
Derivative Liabilities Designated as Hedging Instruments	Balance Sheet Location	September 30, 2013	December 31, 2012
Interest Rate Swaps	Other Long-Term Liabilities	$1,224	$1,915

(in thousands)	Gain (Loss) Recognized in OCI on Derivatives (Effective Portion) during the Three Months Ended		Location of Loss	Loss Reclassified from Accumulated OCI into Income (Effective Portion) during the Three Months Ended
	September 30, 2013	September 30, 2012	Reclassified into Income	September 30, 2013	September 30, 2012
Interest rate swaps	$165	$97	Interest Expense	$(60)	$(87)

(in thousands)	Gain (Loss) Recognized in OCI on Derivatives (Effective Portion) during the Nine Months Ended		Location of Loss	Loss Reclassified from Accumulated OCI into Income (Effective Portion) during the Nine Months Ended
	September 30, 2013	September 30, 2012	Reclassified into Income	September 30, 2013	September 30, 2012
Interest rate swaps	$692	$90	Interest Expense	$(230)	$(295)

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

The following table contains summarized information about reportable segment revenue, segment income or loss and segment assets for the periods ended September 30, 2013 and 2012 (in thousands):

	Truck Segment	All Other	Totals

As of and for the three months ended September 30, 2013

Revenues from external customers	$907,903	$5,161	$913,064
Segment income (loss) before taxes	25,149	(60)	25,089
Segment assets	2,016,725	28,806	2,045,530

For the nine months ended September 30, 2013

Revenues from external customers	$2,445,151	$14,375	$2,459,526
Segment income (loss) before taxes	56,685	(187)	56,498

As of and for the three months ended September 30, 2012

Revenues from external customers	$740,392	$4,741	$745,133
Segment income (loss) before taxes	24,704	(460)	24,244
Segment assets	1,835,675	27,253	1,862,928

For the nine months ended September 30, 2012

Revenues from external customers	$2,344,073	$14,233	$2,358,306
Segment income (loss) before taxes	79,521	(642)	78,879

Revenues from segments below the quantitative thresholds are attributable to three operating segments of the Company and are included in the All Other column. Those segments include a retail tire company, an insurance agency and a guest ranch operation. None of those segments has ever met any of the quantitative thresholds for determining reportable segments.

8 – Income Taxes

The Company included accruals for unrecognized income tax benefits totaling $1.4 million as a component of accrued liabilities as of September 30, 2013, and $1.3 million as of September 30, 2012. Unrecognized tax benefits of $1.0 million at September 30, 2013, and $1.3 million as of September 30, 2012, if recognized, would impact the Company’s effective tax rate. An unfavorable settlement could require a charge to income tax expense and a favorable resolution would be recognized as a reduction to income tax expense. The Company records interest and penalties related to unrecognized income tax benefits in income tax expense. The Company had accrued interest of $49,000 at September 30, 2013 and $51,000 at September 30, 2012 related to unrecognized tax benefits. No amounts were accrued for penalties.

The Company does not anticipate a significant change in the amount of unrecognized tax benefits in the next 12 months. As of September 30, 2013, the tax years ended December 31, 2009 through 2012 remained subject to audit by federal tax authorities and the tax years ended December 31, 2008 through 2012, remained subject to audit by state tax authorities.

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

The following table shows the components of accumulated other comprehensive loss, net of tax, (in thousands):

	Cash Flow Swaps	Available for Sale Securities	Total
Balance as of December 31, 2012	$(1,178)	$(578)	$(1,756)
Changes in fair value	118	−	118
Amounts reclassified from accumulated other comprehensive loss	53	−	53
Net current period other comprehensive income	171	−	171
Balance as of March 31, 2013	$(1,007)	$(578)	$(1,585)
Changes in fair value	101	−	101
Amounts reclassified from accumulated other comprehensive loss	52	−	52
Net current period other comprehensive income	153	−	153
Balance as of June 30, 2013	$(854)	$(578)	$(1,432)
Changes in fair value	64	−	64
Amounts reclassified from accumulated other comprehensive loss	37	−	37
Net current period other comprehensive income	101	−	101
Balance as of September 30, 2013	$(753)	$(578)	$(1,331)

The following table shows the amount of loss reclassified from accumulated other comprehensive loss into earnings (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Losses on cash flow swaps to:
Interest expense	$60	$87	$230	$295
	60	87	230	295
Income tax benefit	(23)	(33)	(88)	(114)
Total reclassifications	$37	$54	$142	$181

10 – Acquisitions

On September 30, 2013, the Company acquired certain assets of Transauthority, Inc., Transauthority Idealease, LLC and Transauthority Idealease-Tidewater, LLC which operated commercial truck dealerships and commercial truck leasing operations in Richmond, Suffolk, Fredericksburg and Chester, Virginia. The commercial truck dealerships offer truck sales, parts and service for International trucks. The Richmond and Norfolk locations include Idealease franchises.

The transaction was valued at approximately $41.7 million, including real estate of $11.1 million, with the purchase price paid in cash. The operations of Transauthority, Inc., Transauthority Idealease, LLC and Transauthority Idealease-Tidewater, LLC are included in the accompanying consolidated financial statements from the date of the acquisition. The preliminary purchase price was allocated based on the fair values of the assets at the date of acquisition as follows (in thousands):

Property and equipment	$26,829
Goodwill	7,727
Inventory	5,248
Accounts receivable	1,554
Prepaid expenses	471
Other	66
Accrued expenses	(213)

Total	$41,682

As the value of certain assets and liabilities are preliminary in nature, they are subject to adjustment as additional information is obtained about the facts and circumstances that existed at the acquisition date. Pro forma information is not included in accordance with ASC 805 because the acquisition was not considered material.

On July 29, 2013, the Company acquired certain assets of Midwest Truck Sales which operated commercial truck dealerships in St. Peters and St. Louis, Missouri and Olathe, Kansas. The Missouri operations offer truck sales, parts and service for International trucks and the Kansas location offers truck sales, parts and service capabilities for Hino and Isuzu trucks and parts and service support for Mitsubishi Fuso trucks. The St. Peters, Missouri location includes an Idealease franchise.

The transaction was valued at approximately $16.8 million, including real estate of $2.3 million, with the purchase price paid in cash. The operations of Midwest Truck Sales are included in the accompanying consolidated financial statements from the date of the acquisition. The preliminary purchase price was allocated based on the fair values of the assets at the date of acquisition as follows (in thousands):

Inventory	$6,792
Goodwill	5,624
Property and equipment	4,333
Prepaid expenses	39
Other	53
Accrued expenses	(61)

Total	$16,780

As the value of certain assets and liabilities are preliminary in nature, they are subject to adjustment as additional information is obtained about the facts and circumstances that existed at the acquisition date. Pro forma information is not included in accordance with ASC 805 because the acquisition was not considered material.

On July 1, 2013, the Company acquired certain assets of The Larson Group, Inc. which included Ford and Mitsubishi Fuso truck franchises in Cincinnati Ohio. The transaction was valued at approximately $1.2 million, with the purchase price paid in cash.

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

As the value of certain assets and liabilities are preliminary in nature, they are subject to adjustment as additional information is obtained about the facts and circumstances that existed at the acquisition date. Pro forma information is not included in accordance with ASC 805 because the acquisition was not considered material.

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

Note Regarding Trademarks Commonly Used in the Company’s Filings

Peterbilt® is a registered trademark of Peterbilt Motors Company. Hino® is a registered trademark of Hino Motors, Ltd. Isuzu® is a registered trademark of Isuzu Motors Limited. Mack® is a registered trademark of Mack Trucks, Inc. Navistar® is a registered trademark of Navistar International Corporation. Ford® is a registered trademark of Ford Motor Company. Ford Motor Credit Company® is a registered trademark of Ford Motor Company. Cummins® is a registered trademark of Cummins Intellectual Property, Inc. SAP® is a registered trademark of SAP Aktiengesellschaft. International® is a registered trademark of Navistar International Transportation Corp. Blue Bird® is a registered trademark of Blue Bird Investment Corporation. IC Bus® is a registered trademark of IC Bus, LLC. Fuso® is a registered trademark of Mitsubishi Fuso Truck and Bus Corporation.

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

The Company’s Rush Truck Centers are principally located in high traffic areas throughout the United States. Since commencing operations as a Peterbilt heavy-duty truck dealer in 1966, the Company has grown to operate 95 Rush Truck Centers in 19 states.

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

The effective portion of the gain or loss on the Company’s cash flow hedges are reported as a component of accumulated other comprehensive loss. Hedge effectiveness will be assessed quarterly by comparing the changes in cumulative gain or loss from the interest rate swap with the cumulative changes in the present value of the expected future cash flows of the interest rate swap that are attributable to changes in the LIBOR rate. If the interest rate swaps become ineffective, portions of these interest rate swaps would be reported as a component of interest expense in the accompanying Consolidated Statements of Income and Comprehensive Income.

Results of Operations

The following discussion and analysis includes the Company’s historical results of operations for the three months and nine months ended September 30, 2013 and 2012.

The following table sets forth for the periods indicated certain financial data as a percentage of total revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenue
New and used commercial vehicle sales	67.4%	67.4%	65.6%	70.1%
Parts and service sales	28.2	28.3	29.8	26.1
Lease and rental	3.6	3.5	3.8	3.1
Finance and insurance	0.5	0.5	0.5	0.4
Other	0.3	0.3	0.3	0.3
Total revenues	100.0	100.0	100.0	100.0
Cost of products sold
New and used commercial vehicle sales	62.8	63.0	61.0	65.3
Parts and service sales	17.7	17.3	18.7	15.9
Lease and rental	3.0	2.9	3.2	2.6
Total cost of products sold	83.5	83.2	82.9	83.8
Gross profit	16.5	16.8	17.1	16.2
Selling, general and administrative	12.6	12.2	13.6	11.7
Depreciation and amortization	0.8	0.8	0.9	0.8
Gain on sale of assets	0.0	0.0	0.0	0.0
Operating income	3.1	3.8	2.6	3.7
Interest expense, net	0.3	0.5	0.3	0.4
Income before income taxes	2.8	3.3	2.3	3.3
Provision for income taxes	1.1	1.3	0.9	1.3
Net income	1.7%	2.0%	1.4%	2.0%

The following table sets forth for the periods indicated the percent of gross profit by revenue source:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Gross Profit:
New and used commercial vehicle sales	27.9%	26.6%	27.0%	29.7%
Parts and service sales	64.1	65.4	64.6	62.9
Lease and rental	3.2	3.5	3.6	3.1
Finance and insurance	2.9	2.8	2.7	2.6
Other	1.9	1.7	2.1	1.7
Total gross profit	100.0%	100.0%	100.0%	100.0%

The following table sets forth the unit sales and revenue for new heavy-duty, new medium-duty, new light-duty and used commercial vehicles and the absorption rate (revenue in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	% Change	2013	2012	% Change
Vehicle unit sales:
New heavy-duty vehicles	2,605	2,272	14.7%	6,758	7,823	-13.6%
New medium-duty vehicles	2,421	1,650	46.7%	6,376	5,325	19.7%
New light-duty vehicles	515	363	41.9%	1,444	983	46.9%
Total new vehicle unit sales	5,541	4,285	29.3%	14,578	14,131	3.2%

Used vehicles	1,635	1,211	35.0%	4,567	3,705	23.3%

Vehicle revenue:
New heavy-duty vehicles	$348.2	$323.3	7.7%	$928.0	$1,102.8	-15.9%
New medium-duty vehicles	181.2	114.7	58.0%	451.5	351.3	28.5%
New light-duty vehicles	17.2	12.9	33.3%	45.8	33.1	38.4%
Total new vehicle revenue	$546.6	$450.9	21.2%	$1,425.3	$1,487.2	-4.2%

Used vehicle revenue	$64.4	$47.4	35.9%	$178.0	$155.0	14.8%

Other vehicle revenue:(1)	$4.6	$4.3	7.0%	$10.1	$10.5	-3.8%

Absorption rate:	114.6%	112.9%	1.5%	113.8%	115.7%	-1.6%

(1) Includes sales of truck bodies, trailers and other new equipment.

Key Performance Indicator

Absorption Ratio

Management uses several performance metrics to evaluate the performance of its commercial vehicle dealerships, and considers Rush Truck Centers’ “absorption ratio” to be of critical importance. Absorption ratio is calculated by dividing the gross profit from the parts, service and body shop departments by the overhead expenses of all of a dealership’s departments, except for the selling expenses of the new and used commercial vehicle departments and carrying costs of new and used commercial vehicle inventory. When 100% absorption is achieved, then gross profit from the sale of a commercial vehicle, after sales commissions and inventory carrying costs, directly impacts operating profit. In 1999, the Company’s truck dealerships’ absorption ratio was approximately 80%. The Company has made a concerted effort to increase its absorption ratio since 1999. The Company’s truck dealerships achieved a 114.6% absorption ratio for the third quarter of 2013 and a 112.9% absorption ratio for the third quarter in 2012.

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

The Company’s financial performance improved in the third quarter of 2013, compared to the second quarter. The Company continues to make substantial investments in technology and human resources necessary to support the continued growth of its organization and its long-term strategy. Additionally, the Company closed three acquisitions in the third quarter which extended the Company’s Navistar Division to 34 Rush Truck Centers and two collision centers in nine states and expanded the Company’s Rush Truck Leasing capabilities with Idealease franchises in Missouri and Virginia.

Parts, service and body shop revenues continue to be driven by strong demand for maintenance and repair from its customers. The Company continually works to expand its portfolio of aftermarket solutions. Additionally, the Company is investing in facility expansions, diagnostic equipment and technology that will enhance customer communication, replicate best practices and allow it to provide exceptional customer care across its network. The Company expects parts, service and body shop revenues to remain strong throughout the remainder of 2013 and into 2014.

Navistar has made progress in recent months to regain customer confidence in their truck and engine combination. As a result, Navistar’s order intake in September was its highest since December of 2011. Navistar’s progress contributed to the Company’s increased heavy- and medium-duty truck sales in the third quarter of 2013.

During the quarter, the Company acquired certain assets of Midwest Truck Sales which included locations in St. Peters and St. Louis, Missouri and Olathe, Kansas. The Missouri operations offer truck sales, parts and service for International trucks and the Kansas location offers truck sales, parts and service capabilities for Hino and Isuzu trucks and parts and service support for Mitsubishi Fuso trucks. The Company also acquired certain assets of TransAuthority which included full service International dealerships in Richmond and Suffolk, Virginia and parts and service locations in Fredericksburg and Chester, Virginia. Finally, the Company acquired Ford and Mitsubishi Fuso franchises in Cincinnati, Ohio. The Company will operate these franchises out of its existing dealership in Cincinnati.

In October 2013, the Company completed the acquisition of certain assets of Prairie International, which operated International commercial truck dealerships in Champaign, Decatur, Bloomington, Quincy and Springfield, Illinois; a collision center in Champaign, Illinois; and Idealease commercial lease and rental operations also in Champaign, Decatur, Quincy and Springfield, Illinois.

The Company also entered into agreements to purchase certain assets of CIT, Inc., which does business as Chicago International Trucks, Mcgrenho L.L.C., which does business as Indy Truck Sales, and Indiana Mack Leasing, LLC; and the membership interests of Idealease of Chicago, LLC. The acquisition includes International commercial truck dealerships and Idealease commercial vehicle rental and leasing businesses in Carol Stream, Chicago, Grayslake, Huntley, Joliet, Kankakee and Ottawa, Illinois, and Brazil, Gary and Indianapolis, Indiana. This proposed acquisition is expected to close in January 2014.

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

Revenues

Revenues increased $167.9 million, or 22.5%, in the third quarter of 2013 compared to the third quarter of 2012.

Parts, service and body shop revenues increased $46.8 million, or 22.2%, in the third quarter of 2013, compared to the third quarter of 2012. This increase is the result of increased service needs of aging vehicles, expanded product and service offerings and the Company’s acquisition of dealerships since December 2012. The Company expects parts, service and body shop sales to continue to remain strong through 2013 and it remains focused on expanding aftermarket product and service offerings.

Revenues from sales of new and used commercial vehicles increased $113.0 million, or 22.5%, in the third quarter of 2013 compared to the third quarter of 2012.

The Company sold 2,605 heavy-duty trucks in the third quarter of 2013, a 14.7% increase compared to 2,272 heavy-duty trucks in the third quarter of 2012. According to A.C.T. Research Co., LLC (“A.C.T. Research”), a truck industry data and forecasting service provider, the U.S. Class 8 truck market increased 2.0% in the third quarter of 2013, compared to the third quarter of 2012. A.C.T. Research currently predicts U.S. retail sales of Class 8 trucks of approximately 188,000 units in 2013, 215,000 units in 2014, and 221,015 units in 2015, compared to approximately 198,000 units in 2012. The Company’s share of the U.S. Class 8 truck sales market was approximately 5.0% in 2012. The Company expects its market share to range between 4.8% and 5.3% of U.S. Class 8 truck sales in 2013. This market share percentage would result in the sale of approximately 9,000 to 9,900 Class 8 trucks in 2013 based on A.C.T. Research’s estimate of U.S. retail sales of 188,000 units.

The Company sold 2,421 medium-duty commercial vehicles, including 626 buses, in the third quarter of 2013, a 46.7% increase compared to 1,650 medium-duty commercial vehicles, including 221 buses, in 2012. A.C.T. Research estimates that unit sales of Class 4 through 7 commercial vehicles in the U.S. increased approximately 11% in the third quarter of 2013, compared to the third quarter of 2012. A.C.T. Research currently predicts U.S. retail sales of Class 4 through 7 medium-duty commercial vehicles of approximately 183,500 units in 2013, 193,500 units in 2014, and 201,500 in 2015. In 2012, the Company achieved a 4.3% share of the Class 4 through 7 commercial vehicle sales market in the U.S. The Company expects its market share to range between 4.5% and 5.0% of U.S. Class 4 through 7 commercial vehicle sales in 2013. This market share percentage would result in the sale of approximately 8,250 to 9,175 of Class 4 through 7 commercial vehicles in 2013 based on A.C.T. Research’s current U.S. retail sales estimates of 183,500 units.

The Company sold 515 light-duty vehicles in the third quarter of 2013, a 41.9% increase compared to 363 light-duty vehicles in the third quarter of 2012. The Company expects to sell 1,900 light-duty vehicles in 2013.

The Company sold 1,635 used commercial vehicles in the third quarter of 2013, a 35.0% increase compared to 1,211 used commercial vehicles in the third quarter of 2012. The Company expects to sell 5,800 to 6,400 used commercial vehicles in 2013. The volume of used commercial vehicle sales will be largely dependent upon our ability to acquire quality used commercial vehicles and maintain an adequate used commercial vehicle inventory throughout 2013.

Truck lease and rental revenues increased $6.5 million, or 24.7%, in the third quarter of 2013, compared to the third quarter of 2012. The increase in lease and rental revenue is primarily due to acquisitions since December 31, 2012. The Company expects lease and rental revenue to increase 30% to 35% during 2013, compared to 2012.

Finance and insurance revenues increased $0.9 million, or 25.8%, in the third quarter of 2013, compared to the third quarter of 2012. The Company expects finance and insurance revenue to fluctuate proportionately with the Company’s new and used commercial vehicle sales for the remainder of the year. Finance and insurance revenues have limited direct costs and, therefore, contribute a disproportionate share of the Company’s operating profits.

Gross Profit

Gross profit increased $25.1 million, or 20.1%, in the third quarter of 2013, compared to the third quarter of 2012. Gross profit as a percentage of sales decreased to 16.5% in the third quarter of 2013 from 16.8% in the third quarter of 2012.

Gross margins from the Company’s parts, service and body shop operations decreased to 37.4% in the third quarter of 2013, from 38.8% in the third quarter of 2012. Gross profit for the parts, service and body shop departments increased to $96.3 million in the third quarter of 2013, from $81.8 million in the third quarter of 2012. Historically, parts operations gross margins range from 27% to 28% and service and body shop operations range from 67% to 68%. Gross profits from parts sales represented 57.1% of total gross profit for parts, service and body shop operations in the third quarter of 2013, compared to 54.3% in the third quarter of 2012. Service and body shop operations represented 42.9% of total gross profit for parts, service and body shop operations in the third quarter of 2013, compared to 45.7% in the third quarter of 2012. The Company expects blended gross margins on parts, service and body shop operations to range from 37.0% to 38.0% in 2013.

Gross margins on Class 8 truck sales decreased to 6.7% in the third quarter of 2013, from 6.8% in the third quarter of 2012. In 2013, the Company expects overall gross margins from Class 8 truck sales of approximately 6.5% to 7.0%.

Gross margins on medium-duty commercial vehicle sales increased to 5.3% in the third quarter of 2013, from 4.5% in the third quarter of 2012. Gross margins on medium-duty commercial vehicles are difficult to forecast accurately because gross margins vary significantly depending upon the mix of fleet and non-fleet purchasers and types of medium-duty commercial vehicles sold. For 2013, the Company expects overall gross margins from medium-duty commercial vehicle sales of approximately 5.0% to 5.5%, but this will largely depend upon the mix of purchasers and types of vehicles sold.

Gross margins on used commercial vehicle sales increased to 9.0% in the third quarter of 2013, from 7.5% in the third quarter of 2012. The Company expects margins on used commercial vehicles to range between 9.5% and 10.5% during 2013 depending upon general economic conditions and the availability of quality used vehicles.

Gross margins from truck lease and rental sales decreased to 14.6% in the third quarter of 2013, from 16.9% in the third quarter of 2012. The Company expects gross margins from lease and rental sales of approximately 15.5% to 16.5% during 2013, as it expects to continue to grow its lease and rental fleet. The Company’s policy is to depreciate its lease and rental fleet using a straight line method over the customer’s contractual lease term. The lease unit is depreciated to a residual value that approximates fair value at the expiration of the lease term. This policy results in the Company realizing reasonable gross margins while the unit is in service and potentially a corresponding gain or loss on sale when the unit is sold at the end of the lease term.

Finance and insurance revenues and other income, as described above, have limited direct costs and, therefore, contribute a disproportionate share of gross profit.

Selling, General and Administrative Expenses

Selling, General and Administrative (“SG&A”) expenses increased $23.6 million, or 25.8%, in the third quarter of 2013, compared to the third quarter of 2012. SG&A expenses as a percentage of total revenue increased to 12.6% in the third quarter of 2013, from 12.2% in the third quarter of 2012. SG&A expenses as a percentage of total revenue have historically ranged from 10.0% to 15.0%. In general, when new and used commercial vehicle revenue decreases as a percentage of total revenue, SG&A expenses as a percentage of total revenue will be at, or exceed, the higher end of this range. For 2013, the Company expects SG&A expenses as a percentage of total revenue to range from 13.0% to 14.0% and the selling portion of SG&A expenses to be approximately 25% to 30% of new and used commercial vehicle gross profit. In 2013, the Company expects the general and administrative portion of SG&A expenses to increase by approximately 20.0% to 25.0% compared to 2012 due primarily to the full year effect of the Ohio acquisition that occurred in December 2012, the Retirement and Transition Agreement with the Company’s former Chairman, W. Marvin Rush and the addition of resources and technology to support the Company’s growth.

Depreciation and Amortization Expense

Depreciation and amortization expense increased $1.2 million, or 19.7%, in the third quarter of 2013, compared to the third quarter of 2012. This increase is primarily due to the Ohio acquisition and dealership expansions.

Interest Expense, Net

Net interest expense decreased $0.6 million, or 17.8%, in the third quarter of 2013, compared to the third quarter of 2012. The decrease in net interest expense compared to the third quarter of 2012 is primarily due to the decrease of the interest rate in the Company’s floor plan agreement with GE Capital. Net interest expense in 2013 will depend on inventory levels and cash available for prepayment of floor plan financing.

Income before Income Taxes

As a result of the factors described above, income before income taxes increased $0.8 million, or 3.5%, in the third quarter of 2013, compared to the third quarter of 2012.

Income Taxes

Income taxes increased $.6 million, or 6.2%, in the third quarter of 2013, compared to the third quarter of 2012. The Company provided for taxes at a 39.5% effective rate in the third quarter of 2013, compared to an effective rate of 38.5% in the third quarter of 2012. The Company expects its effective tax rate to be approximately 39% of pretax income in 2013.

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

Unless otherwise stated below, the Company’s variance explanations and future expectations with regard to the items discussed in this section are set forth in the discussion of the “Three Months Ended September 30, 2013, Compared to Three Months Ended September 30, 2012.”

Revenues

Revenues increased $101.2 million, or 4.3%, in the first nine months of 2013, compared to the first nine months of 2012.

Parts and service sales increased $116.2 million, or 18.9%, in the first nine months of 2013, compared to the first nine months of 2012.

Revenues from sales of new and used commercial vehicles decreased $39.3 million, or 2.4%, in the first nine months of 2013, compared to the first nine months of 2012.

The Company sold 6,758 heavy-duty trucks in the first nine months of 2013, a 13.6% decrease compared to 7,823 heavy-duty trucks in the first nine months of 2012. According to A.C.T. Research, the U.S. Class 8 truck market decreased 11.0% in the first nine months of 2013, compared to the first nine months of 2012.

The Company sold 6,376 medium-duty commercial vehicles, including 1,092 buses, in the first nine months of 2013, a 19.7% increase compared to 5,325 medium-duty commercial vehicles, including 476 buses in the first nine months of 2012. A.C.T. Research estimates that unit sales of Class 4 through 7 commercial vehicles, including buses, in the U.S increased approximately 9.0% in the first nine months of 2013, compared to the first nine months of 2012.

The Company sold 1,444 light-duty commercial vehicles in the first nine months of 2013, a 46.9% increase compared to 983 light-duty commercial vehicles in the first nine months of 2012.

The Company sold 4,567 used commercial vehicles in the first nine months of 2013, a 23.3% increase compared to 3,705 used commercial vehicles in the first nine months of 2012.

Truck lease and rental revenues increased $21.1 million, or 28.8%, in the first nine months of 2013, compared to the first nine months of 2012.

Finance and insurance revenues increased $1.1 million, or 11.3%, in the first nine months of 2013, compared to the first nine months of 2012.

Gross Profit

Gross profit increased $38.7 million, or 10.1%, in the first nine months of 2013, compared to the first nine months of 2012. Gross profit as a percentage of sales increased to 17.1% in the first nine months of 2013, from 16.2% in the first nine months of 2012. This increase in gross profit as a percentage of sales is a result of a change in our product sales mix. Commercial vehicle sales, a lower margin revenue item, decreased as a percentage of total revenue to 65.6% in 2013, from 70.1% in 2012. Parts and service revenue, a higher margin revenue item, increased as a percentage of total revenue to 29.8% in 2013, from 26.1% in 2012.

Gross margins from the Company’s parts, service and body shop operations decreased to 37.2% in the first nine months of 2013, from 39.1% in the first nine months of 2012. Gross profit for the parts, service and body shop departments was $272.5 million in the first nine months of 2013, compared to $240.9 million in the first nine months of 2012. Gross profits from parts sales represented 55.5% of total gross profit for parts, service and body shop operations in the first nine months of 2013, compared to 53.1% in the first nine months of 2012. Service and body shop operations represented 44.5% of total gross profit for parts, service and body shop operations in the first nine months of 2013, compared to 46.9% in the first nine months of 2012.

Gross margins on Class 8 truck sales slightly decreased to 6.9% in the first nine months of 2013, from 7.0% in the first nine months of 2012.

Gross margins on medium-duty commercial vehicle sales increased to 5.3% in the first nine months of 2013, from 4.5% in the first nine months of 2012.

Gross margins on used commercial vehicle sales increased to 9.8% in the first nine months of 2013, from 8.7% in the first nine months of 2012.

Gross margins from truck lease and rental sales remained unchanged at 16.1% in the first nine months of 2013 and in the first nine months of 2012.

Selling, General and Administrative Expenses

SG&A expenses increased $59.6 million, or 21.6%, in the first nine months of 2013, compared to the first nine months of 2012. SG&A expenses as a percentage of sales was 13.6% in the first nine months of 2013 and 11.7% in the first nine months of 2012.

Depreciation and Amortization Expense

Depreciation and amortization expense increased $3.7 million, or 20.1%, in the first nine months of 2013, compared to the first nine months of 2012.

Interest Expense, Net

Net interest expense decreased $2.3 million, or 23.0%, in the first nine months of 2013, compared to the first nine months of 2012.

Income before Income Taxes

Income before income taxes increased $22.4 million, or 28.4%, in the first nine months of 2013, compared to the first nine months of 2012.

Provision for Income Taxes

Income taxes decreased $8.5 million, or 27.7% in the first nine months of 2013, compared to the first nine months of 2012. The Company provided for taxes at a 39.2% rate in the first nine months of 2013, compared to a rate of 38.8% in the first nine months of 2012.

Liquidity and Capital Resources

The Company’s short-term cash requirements are primarily for working capital, inventory financing, the improvement and expansion of existing facilities and the construction or purchase of new facilities. Historically, these cash requirements have been met through the retention of profits, borrowings under our floor plan arrangements and bank financings. As of September 30, 2013, the Company had working capital of approximately $226.7 million, including $166.3 million in cash available to fund our operations. The Company believes that these funds are sufficient to meet its operating requirements for at least the next twelve months. From time to time, the Company utilizes its excess cash on hand to pay down its outstanding borrowings under its credit agreement with GE Capital, and the resulting interest earned is recognized as an offset to the Company’s gross interest expense under the credit agreement.

The Company has a secured line of credit that provides for a maximum borrowing of $10.0 million. There were no advances outstanding under this secured line of credit at September 30, 2013, however, $8.0 million was pledged to secure various letters of credit related to self-insurance products, leaving $2.0 million available for future borrowings as of September 30, 2013.

The Company’s long-term real estate debt agreements require the Company to satisfy various financial ratios such as the debt to worth ratio, leverage ratio and the fixed charge coverage ratio and certain requirements for tangible net worth and GAAP net worth. As of September 30, 2013, the Company was in compliance with all debt covenants related to debt secured by real estate and lease and rental units and its floor plan credit agreement. The Company does not anticipate any breach of the covenants in the foreseeable future.

The Company expects to purchase or lease trucks worth approximately $125.0 million for its leasing operations during 2013, depending on customer demand, all of which will be financed. The Company expects to make capital expenditures for recurring items such as computers, shop equipment and vehicles of approximately $2.0 to $5.0 million during the remainder of 2013.

The Company is currently under contract to construct dealership facilities in Corpus Christi, Texas, at an estimated cost of $6.6 million, San Antonio, Texas, at an estimated cost of $12.0 million and Orlando, Florida, at an estimated cost of $4.1 million. The construction project in Corpus Christi is estimated to be completed in December 2013, the construction projects in San Antonio and Orlando are estimated to continue through the third quarter of 2014.

The Company currently anticipates funding its capital expenditures relating to the improvement and expansion of existing facilities and recurring expenses through its operating cash flow and the construction or purchase of new facilities through either its operating cash flow or financing 70% to 80% of the appraised value.

On February 1, 2013, the Company’s Board of Directors approved a stock repurchase program authorizing the Company to repurchase, from time to time, up to an aggregate of $40.0 million shares of Class A common stock and/or Class B common stock. Repurchases will be made at times and in amounts as the Company deems appropriate and will be made through open market transactions, privately negotiated transactions and other lawful means. The manner, timing and amount of any repurchases will be determined by the Company based on an evaluation of market conditions, stock price and other factors. The stock repurchase program expires on January 31, 2014, and may be suspended or discontinued at any time. While the stock repurchase program does not obligate the Company to acquire any particular amount or class of common stock, the Company anticipates that it will be repurchasing primarily shares of its Class B common stock. As of September 30, 2013, the Company has purchased approximately $4.4 million of its Class B common stock under this repurchase program.

The Company has no other material commitments for capital expenditures as of September 30, 2013, except that the Company will continue to purchase vehicles for its lease and rental division and authorize capital expenditures for improvement and expansion of its existing dealership facilities and construction or purchase of new facilities based on market opportunities.

Cash Flows

Cash and cash equivalents decreased by $32.5 million during the nine months ended September 30, 2013, and increased by $22.5 million during the nine months ended September 30, 2012. The major components of these changes are discussed below

Cash Flows from Operating Activities

Cash flows from operating activities include net income adjusted for non-cash items and the effects of changes in working capital. During the first nine months of 2013, operating activities resulted in net cash provided by operations of $77.8 million. Cash provided by operating activities was primarily impacted by the increase in accounts payable and draws on floor plan notes payable – trade, which was offset by the increase in inventories and accounts receivable and the decrease in accrued liabilities.

During the first nine months of 2012, operating activities resulted in net cash provided by operations of $89.0 million. Cash provided by operating activities was primarily impacted by increases in accounts payable and draws on floor plan notes payable – trade and decreases in accounts receivable and other current assets, which were offset by the increase in inventories and the decrease in accrued liabilities. The decrease in other current assets primarily related to the decrease in a receivable related to current federal income tax. The decrease in accrued liabilities primarily related to the decrease in customer deposits and payment of property taxes.

In June 2012, the Company entered into a wholesale financing agreement with Ford Motor Credit Company that provides for the financing of, and is collateralized by, the Company’s Ford new vehicle inventory. This wholesale financing agreement bears interest at the prime rate plus 150 basis points minus certain incentives and rebates. The prime rate is defined to be a minimum of 3.75%. As of September 30, 2013, the interest rate on the wholesale financing agreement was 5.25% before considering the applicable incentives. As of September 30, 2013, the Company had an outstanding balance of $52.8 million under the Ford Motor Credit Company wholesale financing agreement.

Cash Flows from Investing Activities

Cash flows used in investing activities primarily consist of cash used for capital expenditures and business acquisitions. During the first nine months of 2013, cash used in investing activities was $189.0 million. Capital expenditures consisted of purchases of property and equipment and improvements to our existing dealership facilities of $123.0 million. Property and equipment purchases, during the first nine months of 2013, included $73.0 million for additional units for rental and leasing operations, which will be directly offset by borrowings of long-term debt. The Company expects to purchase or lease trucks worth approximately $125.0 million for its leasing operations in 2013, depending on customer demand, all of which will be financed. Cash used in business acquisitions was $63.2 million during the first nine months of 2013. See Note 10 of the Notes to Consolidated Financial Statements for a detailed discussion of the business acquisitions. The Company expects to make capital expenditures for recurring items such as computers, shop equipment and vehicles of approximately $2.0 to $5.0 million during the remainder of 2013.

During the first nine months of 2012, cash used in investing activities was $129.7 million. Capital expenditures consisted of purchases of property and equipment and improvements to our existing dealership facilities of $130.1 million. Property and equipment purchases, during the first nine months of 2012, included $110.0 million for additional units for rental and leasing operations, which will be directly offset by borrowings of long-term debt.

Cash Flows from Financing Activities

Cash flows from financing activities include borrowings and repayments of long-term debt and net proceeds of floor plan notes payable – non-trade. Cash provided by financing activities was $78.7 million during the first nine months of 2013. The Company had borrowings of long-term debt of $112.4 million, primarily related to units for the lease and rental operations, and repayments of long-term debt and capital lease obligations of $75.1 million during the first nine months of 2013. The Company had net draws on floor plan notes payable – non-trade of $35.6 million during the first nine months of 2013. Cash flows from financing activities also included proceeds from the issuance of shares relating to equity award plans, excess tax benefits from stock-based compensation and common stock repurchased.

Cash provided by financing activities was $63.2 million during the first nine months of 2012. The Company had borrowings of long-term debt of $102.7 million, primarily related to units for the lease and rental operations, and repayments of long-term debt and capital lease obligations of $63.2 million during the first nine months of 2012. The Company had net draws on floor plan notes payable – non-trade of $17.7 million during the first nine months of 2012. Cash flows from financing activities also included proceeds from the issuance of shares relating to equity award plans and excess tax benefits from stock-based compensation.

Substantially all of the Company’s commercial vehicle purchases are made on terms requiring payment to the manufacturer within 15 days or less from the date the commercial vehicles are invoiced from the factory. On July 11, 2013, the Company entered into the third amendment to its $600.0 million amended and restated credit agreement with GE Capital. The amendment increased the aggregate loan commitment to $750.0 million. Borrowings under the amended credit agreement will now bear interest per annum, payable monthly, at the three month LIBOR rate, determined on the last day of the prior month, plus 2.03%.  In addition, the Company is required to pay the lenders a monthly working capital fee equal to 0.35% per annum multiplied by the amount of voluntary prepayments of new and used inventory loans. Loans under the credit agreement for the purchase of used inventory are limited to $150.0 million. Pursuant to the third amendment, the credit agreement expires July 11, 2016, although GE Capital has the right to terminate the credit agreement at any time upon 120 days written notice. The Company may terminate the credit agreement at any time, although if it does so it must pay the lenders a prepayment processing fee of (i) $15,000,000 if it terminates on or prior January 11, 2015, (ii) $7,500,000 if it terminates after January 11, 2015 but on or prior to July 11, 2015 and (iii) $300,000 if it terminates thereafter, subject in each case to specified limited exceptions. On September 30, 2013, the Company had approximately $535.6 million outstanding under its credit agreement with GE Capital. The average outstanding borrowings under the credit agreement with GE Capital during the third quarter of 2013 were $481.1 million. From time to time, the Company utilizes its excess cash on hand to pay down its outstanding borrowings under its credit agreement with GE Capital, and the resulting interest earned is recognized as an offset to the Company’s gross interest expense under the credit agreement.

Navistar Financial Corporation and Peterbilt offer trade terms that provide an interest free inventory stocking period for certain new commercial vehicles.  If the commercial vehicle is not sold within the interest free period, the Company then finances the commercial vehicle under the GE Capital credit agreement.

Backlog

On September 30, 2013, the Company’s backlog of commercial vehicle orders was approximately $666.5 million compared to a backlog of commercial vehicle orders of approximately $664.4 million on September 30, 2012. The Company includes only confirmed orders in its backlog. The delivery time for a custom-ordered commercial vehicle varies depending on the truck specifications and demand for the particular model ordered, however, the Company expects to fill the majority of its backlog orders in the next six months. The Company sells the majority of its new heavy-duty commercial vehicles by customer special order. The Company sells the majority of its medium- and light-duty commercial vehicles out of inventory. Orders from a number of the Company’s major fleet customers are included in the Company’s backlog as of September 30, 2013.

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

The Company is exposed to some market risk through interest rates related to our floor plan financing agreements, variable rate real estate debt and discount rates related to finance sales. The majority of floor plan debt and variable rate real estate debt is based on LIBOR. As of September 30, 2013, the Company had floor plan borrowings and variable interest rate real estate debt of approximately $666.6 million. Assuming an increase or decrease in LIBOR of 100 basis points, annual interest expense could correspondingly increase or decrease by approximately $6.7 million.

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

The Company is exposed to some market risk through interest rate swaps on some of the Company’s variable interest rate real estate debt. As of September 30, 2013, the Company had interest rate swaps with a total notional amount of $39.2 million. The swaps were designed to provide a hedge against changes in interest rates on some of the Company’s variable interest rate real estate debt. The swaps are collateralized by the underlying real estate. These interest rate swaps qualify for cash flow hedge accounting treatment and are considered effective. For additional information about the effect of the Company’s derivative instruments on the accompanying consolidated financial statements, see Note 6 – Financial Instruments and Fair Value of the Notes to Consolidated Financial Statements.

The Company is also exposed to some market risk through interest rates related to the investment of our current cash and cash equivalents which totaled $166.3 million on September 30, 2013. These funds are generally invested in variable interest rate instruments in accordance with the Company’s investment policy. As such instruments mature and the funds are reinvested, we are exposed to changes in market interest rates. This risk is mitigated by management’s ongoing evaluation of the best investment rates available for current and noncurrent high quality investments. If market interest rates were to increase or decrease immediately and uniformly by 100 basis points, the Company’s annual interest income could correspondingly increase or decrease by approximately $1.7 million.

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

As of September 30, 2013, the Company holds auction rate securities, with underlying tax-exempt municipal bonds that mature in 2030, that have a fair value of $6.6 million. Given the current market conditions in the auction rate securities market, if the Company determines that the fair value of these securities temporarily decreases by an additional 10%, the Company’s equity could correspondingly decrease by approximately $0.7 million. If it is determined that the fair value of these securities is other-than-temporarily impaired by 10%, the Company could record a loss on its Consolidated Statements of Operations of approximately $0.7 million. For further discussion of the risks related to our auction rate securities, see Note 6 – Financial Instruments and Fair Value of the Notes to Consolidated Financial Statements.

ITEM 4. Controls and Procedures.

The Company, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2013 to ensure that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) is accumulated and communicated to Company management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in the Company’s internal control over financial reporting that occurred during the three months ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Company did not make any unregistered sales of equity securities during the third quarter of 2013.

A summary of the repurchase activity for the Company’s third quarter of 2013 is as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (3)
July 1 – July 31, 2013	42,536	$22.50	147,821	$36,773,587
August 1 – August 31, 2013	28,623	21.83	176,444	36,148,805
September 1 – September 30, 2013	22,948	22.90	199,392	35,623,343

Total	94,107		199,392	$35,623,343

(1)	The calculation of the average price paid per share does not give effect to any fees, commissions or other costs associated with the repurchase of such shares.
(2)	The shares represent Class B common stock repurchased by the Company.
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

31.1*	Certification of CEO pursuant to Rules 13a-14(a) and 15d-14(a) adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of CFO pursuant to Rules 13a-14(a) and 15d-14(a) adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of CEO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of CFO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*        filed herewith

**      furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RUSH ENTERPRISES, INC.

Date: November 8, 2013	By:	/s/ W.M. “RUSTY” RUSH
W.M. "RUSTY" RUSH
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date: November 8, 2013	By:	/s/ STEVEN L. KELLER
Steven L. KELLER
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Title
31.1*	Certification of CEO pursuant to Rules 13a-14(a) and 15d-14(a) adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of CFO pursuant to Rules 13a-14(a) and 15d-14(a) adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of CEO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of CFO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*        filed herewith

**      furnished herewith