Form 10-K
period 2013-12-31
RUSH ENTERPRISES INC \TX\
filed 2014-03-03
CIK 1012019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Large accelerated filer ☑          Accelerated filer ☐             Non-accelerated filer ☐            Smaller Reporting Company ☐

                                                                                                                                                        (Do not check if a smaller reporting company.)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                                                                                                       Yes ☐          No ☑

The aggregate market value of common stock held by non-affiliates of the registrant as of June 28, 2013 was approximately $842,185,260 based upon the last sales price on June 28, 2013 on The NASDAQ Global Select MarketSM of $24.75 for the registrant’s Class A Common Stock and $21.52 for the registrant’s Class B Common Stock. Shares of Common Stock held by each executive officer and director and by each shareholder affiliated with a director or an executive officer have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The registrant had 28,944,873 shares Class A Common Stock and 10,241,487 shares of Class B Common Stock outstanding on February 24, 2014.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of registrant’s definitive proxy statement for the registrant’s 2014 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission not later than April 30, 2014, are incorporated by reference into Part III of this Form 10-K.

RUSH ENTERPRISES, INC.

Index to Form 10-K

Year ended December 31, 2013

	Part III

Item 10	Directors, Executive Officers and Corporate Governance	79
Item 11	Executive Compensation	79
Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters	79
Item 13	Certain Relationships and Related Transactions, and Director Independence	79
Item 14	Principal Accountant Fees and Services	79

Part IV

Item 15	Exhibits and Financial Statement Schedules	80

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

NOTE REGARDING TRADEMARKS COMMONLY USED IN THE COMPANY’S FILINGS

Peterbilt® is a registered trademark of Peterbilt Motors Company. PACCAR® is a registered trademark of PACCAR, Inc. PacLease® is a registered trademark of PACCAR Leasing Corporation. Kenworth® is a registered trademark of PACCAR, Inc. doing business as Kenworth Truck Company. Navistar® is a registered trademark of Navistar International Corporation. International® is a registered trademark of Navistar International Transportation Corp. Blue Bird® is a registered trademark of Blue Bird Investment Corporation. IC Bus® is a registered trademark of IC Bus, LLC. Collins Bus Corporation® is a registered trademark of Collins Bus Corporation. Fuso® is a registered trademark of Mitsubishi Fuso Truck and Bus Corporation. Micro Bird® is a registered trademark of Blue Bird Body Company. Hino® is a registered trademark of Hino Motors, Ltd. Isuzu® is a registered trademark of Isuzu Motors Limited. Ford Motor Credit Company® is a registered trademark of Ford Motor Company. Autocar® is a registered trademark of Shem, LLC. GMC® is a registered trademark of General Motors Corporation. Volvo® is a registered trademark of Volvo Trademark Holding AB. Freightliner® is a registered trademark of Freightliner Corporation. Mack® is a registered trademark of Mack Trucks, Inc. Ford® is a registered trademark of Ford Motor Company. Eaton® is a registered trademark of Eaton Corporation. Cummins® is a registered trademark of Cummins Intellectual Property, Inc. CitiCapital® is a registered trademark of Citicorp. JPMorgan Chase® is a registered trademark of JP Morgan Chase & Co. SAP® is a registered trademark of SAP Aktiengesellschaft.

PART I

Item 1. Business

References herein to “the Company,” “Rush Enterprises,” “Rush,” “we,” “our” or “us” mean Rush Enterprises, Inc., a Texas corporation, and its subsidiaries unless the context requires otherwise.

Access to Company Information

Rush electronically files annual reports, quarterly reports, proxy statements and other reports and information statements with the SEC. You may read and copy any of the materials that we have filed with the SEC at the SEC’s Public Reference Room at 100 F Street NE, Washington, DC 20549. You may obtain information about the Public Reference Room by calling the SEC at 1-800-SEC-0330. Our filings are also available to you on the SEC’s website at www.sec.gov.

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

The Company’s Rush Truck Centers are principally located in high traffic areas throughout the United States. Since commencing operations as a Peterbilt heavy-duty truck dealer in 1966, the Company has grown to operate 106 Rush Truck Centers in 20 states.

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

Rush Truck Centers. Our Rush Truck Centers are located in Alabama, Arizona, California, Colorado, Florida, Georgia, Idaho, Illinois, Indiana, Kansas, Missouri, New Mexico, North Carolina, Ohio, Oklahoma, Oregon, Tennessee, Texas, Utah and Virginia. The following chart reflects our franchises and parts, service and body shop operations by location as of March 3, 2014:

Rush Truck Center Location	Heavy-Duty Franchise(s)	Medium-Duty, Light-Duty and Bus Franchise(s)	Parts	Service	Body Shop

Alabama:
Mobile	Peterbilt	Peterbilt	Yes	Yes	Yes

Arizona:
Flagstaff	None	None	Yes	Yes	No
Phoenix	Peterbilt	Peterbilt, Hino	Yes	Yes	Yes
Tucson	Peterbilt	Peterbilt, Hino	Yes	Yes	No
Yuma	Peterbilt	Peterbilt	Yes	Yes	No

California:
Fontana Heavy-Duty	Peterbilt	Peterbilt	Yes	Yes	Yes
Fontana Medium-Duty	None	Peterbilt, Hino, Isuzu	Yes	Yes	No
Pico Rivera	Peterbilt	Peterbilt	Yes	Yes	Yes
San Diego	Peterbilt	Peterbilt, Hino	Yes	Yes	No
Sylmar	Peterbilt	Peterbilt	Yes	Yes	No
Whittier	None	Ford, Isuzu	Yes	Yes	No

Colorado:
Denver Heavy-Duty	Peterbilt	Peterbilt	Yes	Yes	Yes
Denver Medium-Duty	None	Ford, Isuzu	Yes	Yes	No
Greeley	Peterbilt	Peterbilt	Yes	Yes	No
Pueblo	Peterbilt	Peterbilt	Yes	Yes	No

Florida:
Haines City	Peterbilt	Peterbilt	Yes	Yes	Yes
Jacksonville	Peterbilt	Peterbilt, Hino	Yes	Yes	No
Orlando Heavy-Duty	Peterbilt	Peterbilt, Isuzu	Yes	Yes	No
Orlando Light & Medium-Duty	None	Ford	Yes	Yes	No
Orlando South	None	Isuzu	Yes	Yes	No
Tampa	Peterbilt	Peterbilt	Yes	Yes	No

Georgia:
Atlanta	International	International, Hino, Isuzu, IC Bus	Yes	Yes	No
Atlanta Bus Center	None	IC Bus	Yes	Yes	Yes
Columbus	None	Isuzu, IC Bus	Yes	Yes	No
Doraville	International	International, Hino, Isuzu, IC Bus	Yes	Yes	No
Smyrna	International	International, Hino, Isuzu, IC Bus	Yes	Yes	No

Idaho:
Boise	International	International, IC Bus, Autocar, Kalmar	Yes	Yes	Yes
Idaho Falls	International	International, IC Bus, Kalmar	Yes	Yes	Yes
Lewiston	International	International	Yes	Yes	No
Twin Falls	International	International	Yes	Yes	No

Illinois:
Bloomington	International	International	Yes	Yes	No
Carol Stream	International	International	Yes	Yes	No
Champaign	International	International	Yes	Yes	Yes
Chicago	International	International	Yes	Yes	Yes
Decatur	International	International	Yes	Yes	No
Grayslake	International	International	Yes	Yes	No
Huntley	International	International	Yes	Yes	No
Joliet	International	International	Yes	Yes	No
Kankakee	International	International	Yes	Yes	No
Ottawa	International	International	Yes	Yes	No
Quincy	International	International	Yes	Yes	No
Springfield	International	International	Yes	Yes	Yes

Rush Truck Center Location	Heavy-Duty Franchise(s)	Medium-Duty, Light-Duty and Bus Franchise(s)	Parts	Service	Body Shop
Indiana:
Brazil	International	International	Yes	Yes	No
Gary	International	International	Yes	Yes	No
Indianapolis	International	International	Yes	Yes	Yes

Kansas:
Kansas City	None	Hino, Isuzu	Yes	Yes	No

Missouri:
St. Peters	International	International	Yes	Yes	No
St. Louis	International	International	Yes	Yes	No

New Mexico:
Albuquerque	Peterbilt	Peterbilt	Yes	Yes	Yes
Las Cruces	Peterbilt	Peterbilt	Yes	Yes	No

North Carolina:
Asheville	International	International	Yes	Yes	No
Charlotte	Peterbilt	Peterbilt, Hino, Isuzu	Yes	Yes	No
Charlotte	International	International	Yes	Yes	Yes
Hickory	International	International	Yes	Yes	No
Statesville	International	International	Yes	Yes	No

Ohio:
Akron	International	International, IC Bus	Yes	Yes	No
Cincinnati	International	International, IC Bus, Isuzu, Ford, Mitsubishi	Yes	Yes	Yes
Cleveland	International	International, IC Bus	Yes	Yes	No
Columbus East	International	International, IC Bus	Yes	Yes	No
Columbus West	International	International, IC Bus, Isuzu	Yes	Yes	No
Dayton	International	International, IC Bus, Isuzu	Yes	Yes	No
Findlay	International	International, IC Bus	Yes	Yes	No
Lima	International	International, IC Bus	Yes	Yes	No
Springfield	International	International	Yes	Yes	No

Oklahoma:
Ardmore	Peterbilt	Peterbilt	Yes	Yes	No
Oklahoma City	Peterbilt	Peterbilt, Hino, Ford, Isuzu	Yes	Yes	Yes
Tulsa	Peterbilt	Peterbilt, Hino	Yes	Yes	Yes

Oregon:
Ontario	International	International	Yes	Yes	No

Tennessee:
Nashville	Peterbilt	Peterbilt	Yes	Yes	Yes

Texas:
Abilene	Peterbilt	Peterbilt	Yes	Yes	No
Alice	Peterbilt	Peterbilt, Blue Bird, Micro Bird, Elkhart	Yes	Yes	No
Amarillo	Peterbilt	Peterbilt	Yes	Yes	No
Austin	Peterbilt	Peterbilt, Hino, Isuzu, Blue Bird, Micro Bird, Elkhart	Yes	Yes	No
Corpus Christi
Dalhart	Peterbilt	Peterbilt	Yes	Yes	No
Dallas Heavy-Duty	Peterbilt	Peterbilt, Blue Bird, Micro Bird, Elkhart	Yes	Yes	Yes
Dallas Medium-Duty	None	Peterbilt, Hino, Blue Bird, Micro Bird, Elkhart	Yes	Yes	No
Dallas Light & Medium-Duty	None	Ford, Isuzu, Blue Bird	Yes	Yes	No

Rush Truck Center Location	Heavy-Duty Franchise(s)	Medium-Duty, Light-Duty and Bus Franchise(s)	Parts	Service	Body Shop
El Paso	Peterbilt	Peterbilt, Hino, Isuzu	Yes	Yes	Yes
Fort Worth	Peterbilt	Peterbilt, Blue Bird, Micro Bird, Elkhart	Yes	Yes	No
Houston	Peterbilt	Peterbilt, Hino, Blue Bird, Micro Bird, Elkhart	Yes	Yes	Yes
Houston Northwest	Peterbilt	Peterbilt, Hino, Blue Bird, Micro Bird, Elkhart	Yes	Yes	No
Laredo	Peterbilt	Peterbilt, Blue Bird, Micro Bird, Elkhart	Yes	Yes	Yes
Lubbock	Peterbilt	Peterbilt	Yes	Yes	No
Lufkin	Peterbilt	Peterbilt, Blue Bird, Micro Bird, Elkhart	Yes	Yes	Yes
Odessa	Peterbilt	Peterbilt	Yes	Yes	No
Pharr	Peterbilt	Peterbilt, Hino, Blue Bird, Micro Bird, Elkhart	Yes	Yes	Yes
San Antonio	Peterbilt	Peterbilt, Hino, Blue Bird, Micro Bird, Elkhart	Yes	Yes	Yes
San Antonio Bus	None	Blue Bird, Micro Bird, Elkhart	Yes	Yes	Yes
Sealy	Peterbilt	Peterbilt, Isuzu, Blue Bird, Micro Bird, Elkhart	Yes	Yes	No
Texarkana	Peterbilt	Peterbilt, Hino, Isuzu, Blue Bird, Micro Bird, Elkhart	Yes	Yes	No
Tyler	Peterbilt	Peterbilt, Blue Bird, Micro Bird, Elkhart	Yes	Yes	No
Waco	Peterbilt	Peterbilt, Hino, Isuzu, Blue Bird, Micro Bird, Elkhart	Yes	Yes	No

Utah:
Helper	International	International	Yes	Yes	No
Farr West	International	International, IC Bus	Yes	Yes	No
Salt Lake City	International	International, IC Bus, Autocar, Mitsubishi Fuso	Yes	Yes	Yes
Springville	International	International, Mitsubishi Fuso	Yes	Yes	No
St. George	International	International, Mitsubishi Fuso	Yes	Yes	No

Virginia:
Chester	International	International	Yes	Yes	No
Fredericksburg	International	International	Yes	Yes	No
Richmond	International	International	Yes	Yes	Yes
Suffolk	International	International	Yes	Yes	No

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

Rush Truck Leasing Location	Franchise	Standalone or in a Rush Truck Center

Alabama:
Birmingham	PacLease	Standalone
Arizona:
Phoenix	PacLease	Standalone
California:
Fontana	PacLease	Standalone

Rush Truck Leasing Location	Franchise	Standalone or in a Rush Truck Center
Pico Rivera	PacLease	Standalone
San Diego	PacLease	In RTC
Sylmar	PacLease	In RTC
Denver:
Colorado	PacLease	In RTC
Florida:
Orlando	PacLease	Standalone
Tampa	PacLease	In RTC
Jacksonville	PacLease	Standalone
Idaho:
Boise	Idealease	In RTC
Illinois:
Carol Stream	Idealease	In RTC
Chicago	Idealease	In RTC
Huntley	Idealease	In RTC
Joliet	Idealease	In RTC
Springfield	Idealease	In RTC
Indiana:
Indianapolis	Idealease	In RTC
Missouri:
St. Peters	Idealease	In RTC
North Carolina:
Charlotte	Idealease	Standalone
New Mexico:
Albuquerque	PacLease	Standalone
Ohio:
Cincinnati	Idealease	Standalone
Oakwood Village	Idealease	Standalone
Columbus	Idealease	In RTC
Dayton	Idealease	In RTC
Lima	Idealease	In RTC
Oklahoma:
Oklahoma City	PacLease	In RTC
Tennessee:
Nashville	PacLease	In RTC
Texas:
Austin	PacLease	In RTC
Corpus Christi	PacLease	In RTC
El Paso	PacLease	In RTC
Houston	PacLease	Standalone
Lubbock	PacLease	In RTC
San Antonio	PacLease	In RTC
Virginia:
Richmond	Idealease	Standalone
Norfolk	Idealease	Standalone
Utah:
Salt Lake City	Idealease	Standalone

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

●

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

●

Branding Program. We employ a branding program for our dealerships through distinctive signage and uniform marketing programs to take advantage of our existing name recognition and to communicate the standardized high quality of our products and reliability of our services throughout our dealership network.

●

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

●

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

●

Expansion Into New Geographic Areas. We plan to continue to expand our dealership network by acquiring dealerships in areas of the U.S. where we do not already have dealerships. We believe the geographic diversity of our Rush Truck Center network has significantly expanded our customer base while reducing the effects of local economic cycles.

●

Expansion of Product and Service Offerings. We intend to continue to expand our product lines within our dealerships by adding product categories and service capabilities that are both complementary to our existing product lines and well suited to our operating model. We believe that there are many additional product and service offerings that would complement our primary product lines. For example, we believe that technological advances to the vehicles we sell will provide us with the opportunity to provide vehicle owners with more preventative maintenance options and the ability to maximize the performance of vehicles in their fleets.

●

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

Commercial Vehicle Parts and Service. Commercial vehicle related parts and service revenues accounted for approximately $988.3 million, or 29.2%, of our total revenues for 2013, but 64.4% of our gross profit. The parts and service business enhances our sales and service functions and is a source of recurring revenue. Rush Truck Centers carry a wide variety of commercial vehicle parts in inventory. Certain Rush Truck Centers also feature fully equipped service and body shop facilities, the combination and configuration of which varies by location, capable of handling a broad range of repairs on most makes and classes of commercial vehicles. Each Rush Truck Center is a warranty service center for the commercial vehicle manufacturers represented at that location and most are also authorized service centers for other vehicle component manufacturers, including Cummins, Eaton and Allison. We have approximately 1,900 service and body shop bays throughout our Rush Truck Center network. We also have approximately 225 mobile service units and 300 mobile technicians who staff our mobile service units and our customers’ facilities.

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

As part of our leasing and rental operations, we also enter into contracts to provide full-service maintenance on some customers’ vehicles. We had 967 vehicles under contract maintenance as of December 31, 2013, and 851 vehicles under contract maintenance as of December 31, 2012. This revenue is included as parts and service revenue on the Consolidated Statement of Income.

New Commercial Vehicle Sales.   New commercial vehicle sales represent the largest portion of our revenue, accounting for approximately $1,987.4 million, or 58.7%, of our total revenues in 2013. Of this total, new Class 8 heavy-duty truck sales accounted for approximately $1,304.9 million, or 38.6% of our total revenues for 2013, and 65.7% of our new commercial vehicle revenues for 2013.

Our Rush Truck Centers that sell new and used Class 8 heavy-duty trucks, also sell medium-duty and light-duty commercial vehicles. Certain Rush Truck Centers sell medium-duty commercial vehicles manufactured by Peterbilt, Hino, Isuzu, Ford, International or Mitsubishi Fuso and buses manufactured by Blue Bird, IC BUS and Elkhart and light-duty commercial vehicles manufactured by Ford (see Part I, Item 1, “General – Rush Truck Centers” for information on which brands we sell at each Rush Truck Center). New medium-duty commercial vehicle sales, excluding new bus sales, accounted for approximately $477.6 million, or 14.1% of our total revenues for 2013, and 24.0% of our new commercial vehicle revenues for 2013. New light-duty commercial vehicle sales accounted for approximately $63.2 million, or 1.9% of our total revenues for 2013, and 3.2% of our new commercial vehicle revenues for 2013. New bus sales accounted for approximately $127.3 million, or 3.8% of our total revenues for 2013, and 6.4% of our new commercial vehicle revenues for 2013.

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

Used Commercial Vehicle Sales.  Used commercial vehicle sales accounted for approximately $252.4 million, or 7.5%, of our total revenues for 2013. We sell used commercial vehicles at most of our Rush Truck Centers. We believe that we are well positioned to market used commercial vehicles due to our ability to recondition them for resale utilizing the parts and service departments of our Rush Truck Centers and our ability to move used commercial vehicles between Rush Truck Centers to satisfy customer demand. The majority of our used commercial vehicle inventory consists of commercial vehicles taken as trade-ins from new truck customers or retired from our lease and rental fleet, but we supplement our used commercial vehicle inventory by purchasing used commercial vehicles from third parties for resale.

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

Truck Leasing and Rental.   Truck leasing and rental revenues accounted for approximately $129.6 million, or 3.8%, of our total revenues for 2013. At our Rush Truck Leasing locations, we engage in full-service truck leasing under the PacLease and Idealease trade names. Leasing and rental customers contribute to additional parts sales and service work at Rush Truck Centers because most of our leases require service and maintenance for the leased trucks to be performed at our facilities (or at facilities outside our service area, as we direct). Rented trucks are also generally serviced at our facilities. We had 5,348 vehicles in our lease and rental fleet, including cranes, as of December 31, 2013 compared to 4,508 vehicles as of December 31, 2012. Generally, we sell trucks that have been retired from our lease and rental fleet through the used sales operations at our Rush Truck Centers. Historically, we have realized gains on the sale of used lease and rental trucks.

Insurance Products

The sale of financial and insurance products accounted for approximately $15.3 million, or 0.5%, of our total revenue for 2013. Finance and insurance revenues have minimal direct costs and, therefore, contribute a disproportionate share of our operating profits.

Insurance Products. We sell, as agent, a complete line of property and casualty insurance to commercial vehicle owners. Our agency is licensed to sell truck liability, collision and comprehensive, workers’ compensation, cargo, credit life and occupational accident insurance coverage offered by a number of leading insurance companies. Our renewal rate in 2013 was approximately 90%. We also have licensed insurance agents at several Rush Truck Centers.

Sales and Marketing

Our established long history of operations in the commercial vehicle business has resulted in a strong customer base that is diverse in terms of geography, industry and scale of operations. Our customers include owner operators, regional and national truck fleets, corporations and local governments. During 2013, no single customer accounted for more than 10% of our sales by dollar volume. We generally promote our products and related services through direct customer contact by our sales personnel, advertisements in trade magazines and attendance at industry shows.

In an effort to enhance our name recognition and to communicate the standardized high level of quality products and services provided at our Rush Truck Centers, we implement our “Rush” brand name concept at each of our dealerships.

Facility Management

Personnel. Each of our facilities is typically managed by a general manager who oversees the operations, personnel and the financial performance of the location, subject to the direction of a regional manager and personnel at our corporate headquarters. Additionally, each full-service Rush Truck Center is typically staffed by a sales manager, parts manager, service manager, body shop manager, sales representatives, parts employees, and other service and make-ready employees, as appropriate, given the services offered. The sales staff of each Rush Truck Center is compensated on a salary plus commission or a commission only basis, while managers receive a combination of salary and performance bonus. We believe that our employees are among the highest paid in the industry, which enables us to attract and retain qualified personnel.

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

Distribution and Inventory Management. We utilize an inventory tracking system that allows for the prompt transfer of inventory among various Rush Truck Centers. The transfer of inventory reduces delays in delivery, helps maximize inventory turns and assists in controlling problems created by overstock and understock situations. Our network is linked directly to our major suppliers for purposes of ordering vehicles and parts and managing parts inventory levels. Automated reordering and communication systems allow us to maintain proper inventory levels and permit us to have inventory delivered to our locations, or directly to customers, typically within 24 hours of an order being placed.

Recent Acquisitions and Disposition

In January 2014, the Company acquired certain assets of CIT, Inc., which did business as Chicago International Trucks, Mcgrenho L.L.C., which did business as Indy Truck Sales, and Indiana Mack Leasing, LLC; and the membership interests of Idealease of Chicago, LLC. The acquisition included International commercial truck dealerships and Idealease commercial vehicle rental and leasing businesses in Carol Stream, Chicago, Grayslake, Huntley, Joliet, Kankakee and Ottawa, Illinois, and Brazil, Gary and Indianapolis, Indiana. The purchase price for the assets, membership interests, goodwill and dealership properties was approximately $144.7 million, which was paid in cash and 83,091 shares of the Company’s Class B Common Stock with a total value of $2.0 million on the date of acquisition.

On October 28, 2013, the Company acquired certain assets of Prairie International Trucks, which operated commercial vehicle dealerships and a commercial vehicle leasing operation in Bloomington, Champaign, Decatur, Quincy and Springfield, Illinois. These locations are operating as Rush Truck Centers and offer commercial vehicle sales, parts and service for International trucks. The Springfield location includes an Idealease franchise. The transaction was valued at approximately $9.5 million. The purchase price for the assets of the business was financed under the Company’s lease and rental truck financing arrangement with the remainder paid in cash.

On September 30, 2013, the Company acquired certain assets of Transauthority, Inc., Transauthority Idealease, LLC and Transauthority Idealease-Tidewater, LLC, which operated commercial vehicle dealerships and commercial vehicle leasing operations in Richmond, Suffolk, Fredericksburg and Chester, Virginia. These locations are operating as Rush Truck Centers and offer commercial vehicle sales, parts and service for International trucks. The Richmond and Norfolk locations include Idealease franchises. The transaction was valued at approximately $41.7 million, including real estate of $11.1 million. The purchase price for the assets of the business was financed under the Company’s floor plan and lease and rental truck financing arrangements with the remainder paid in cash.

On July 29, 2013, the Company acquired certain assets of Midwest Truck Sales, which operated commercial vehicle dealerships in St. Peters and St. Louis, Missouri and Olathe, Kansas. The Missouri locations are operating as Rush Truck Centers and offer commercial vehicle sales, parts and service for International trucks. The Kansas location is operating as a Rush Truck Center and offers commercial vehicle sales, parts and service capabilities for Hino and Isuzu vehicles and parts and service support for Mitsubishi Fuso trucks. The St. Peters, Missouri location includes an Idealease franchise. The transaction was valued at approximately $16.8 million, including real estate of $2.3 million, with the purchase price paid in cash.

On July 1, 2013, the Company acquired certain assets of The Larson Group, Inc., which included Ford and Mitsubishi Fuso truck franchises in Cincinnati, Ohio. The transaction was valued at approximately $1.2 million, with the purchase price paid in cash.

On May 6, 2013, the Company acquired certain assets of Piedmont International Trucks, LLC, which operated commercial truck dealerships in Statesville, Hickory and Asheville, North Carolina. The acquisition included International and Idealease franchises. These locations are operating as Rush Truck Centers and offer commercial vehicles manufactured by International in addition to parts, service, body shop, truck rental and leasing, financing and insurance capabilities. The transaction was valued at approximately $3.5 million, with the purchase price paid in cash.

On December 31, 2012, the Company acquired certain assets of MVI Group, which operated commercial truck and bus dealerships in Ohio under the names of Miami Valley International, Center City International, CCI North Coast and Buckeye Truck Centers. The acquisition included International, IC Bus, and Isuzu franchise locations in Akron, Cincinnati, Cleveland, Columbus, Dayton, Findlay and Lima, Ohio. These dealerships now operate as Rush Truck Centers. Rush Truck Leasing now operates Idealease truck rental and leasing franchises in Cincinnati, Cleveland, Columbus, Dayton and Lima, Ohio. The transaction, including real estate of $2.5 million, was valued at approximately $104.5 million. The purchase price for the assets of the business was financed under the Company’s floor plan and lease and rental truck financing arrangements, with the remainder paid in cash.

On December 5, 2011, the Company acquired certain assets of West Texas Peterbilt, which operated commercial vehicle dealerships in Amarillo, Lubbock and Odessa, Texas that offered Peterbilt trucks, parts and service, a parts and service facility in Dalhart, Texas and a parts facility in Hereford, Texas. These dealerships now operate as Rush Truck Centers. Rush Truck Leasing operates a PacLease truck rental and leasing franchise in Lubbock, Texas. The transaction, including real estate of $4.5 million, was valued at approximately $24.6 million. The purchase price for the assets of the business was paid in cash and the purchase price for the real estate was partially paid in cash with the remainder financed with long-term debt.

On November 5, 2011, the Company acquired certain assets of Peck Road Ford, which operated a Ford and Isuzu commercial vehicle dealership in Whittier, California. The Company is operating the facility as a full-service Rush Truck Center offering Ford and Isuzu trucks, parts, service, financing and insurance. This location also offers Peterbilt parts and service. The transaction, including real estate of $6.6 million, was valued at approximately $10.0 million. The purchase price for the assets of the business was paid in cash and the purchase price for the real estate was partially paid in cash with the remainder financed with long-term debt.

On March 14, 2011, the Company acquired certain assets of Asbury Automotive Atlanta L.L.C., a subsidiary of Asbury Automotive Group, Inc., which operated commercial truck and bus dealerships in the metro Atlanta area under the "Nalley Motor Trucks" name. The acquisition included the International, Hino, Isuzu, UD, IC Bus and Workhorse franchises in metro Atlanta, dealership locations in Atlanta and Doraville and a collision center in Atlanta. These locations now operate as Rush Truck Centers. The transaction, including real estate of $8.1 million, was valued at approximately $55.3 million. The purchase price for the assets of the business was paid in cash and the purchase price for the real estate was partially paid in cash, with the remainder financed with long-term debt.

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

Competition

There is, and will continue to be, significant competition both within our current markets and in new markets we may enter. We anticipate that competition between us and other dealers will continue to increase in our current markets and on a national level based on the following:

●	the accessibility of dealership locations;

●	the number of dealership locations representing the manufacturers that we represent and other manufacturers;

●	consolidation of dealership networks by manufacturers to provide more consistent, higher quality service across their dealer networks;

●	price, value, quality and design of the products sold; and

●	attention to customer service (including technical service).

Our dealerships compete with dealerships representing other manufacturers including commercial vehicles manufactured by Mack, Freightliner, Kenworth, Volvo, and Western Star. We believe that our dealerships are able to compete with manufacturer-owned dealers, independent dealers, independent service centers, parts wholesalers, commercial vehicle wholesalers, rental service companies and industrial auctioneers in distributing our products and providing service because of the following: the overall quality and reputation of the products we sell; the “Rush” brand name recognition and reputation for quality service; the geographic scope of our dealership network; the breadth of products offered in our dealership network; and our ability to provide comprehensive parts and service support, as well as financing, insurance and other customer services.

Dealership Agreements

Peterbilt. We have entered into nonexclusive dealership agreements with Peterbilt which authorize us to act as a dealer of Peterbilt heavy- and medium-duty trucks. Our Peterbilt areas of responsibility currently encompass areas in the states of Alabama, Arizona, California, Colorado, Florida, New Mexico, North Carolina, Oklahoma, Tennessee and Texas. These dealership agreements currently have terms expiring between May 2014 and March 2016 and impose certain operational obligations and financial requirements upon us and our dealerships. The Company’s dealership agreements with Peterbilt may be terminable by Peterbilt in the event the aggregate voting power of W. Marvin Rush, W.M. “Rusty” Rush, other members of the Rush family and certain executives of the Company decreases below 22%. Sales of new Peterbilt commercial vehicles accounted for approximately 38.5% of our total revenues for 2013.

Other Commercial Vehicle Suppliers. In addition to our dealership agreements with Peterbilt, various Rush Truck Centers have entered into dealership agreements with other commercial vehicle manufacturers including Autocar, Blue Bird, Ford, Hino, IC, International, Isuzu, Micro Bird and Mitsubishi, which currently have terms expiring between August 2014 and October 2018. These dealership agreements impose operating requirements upon us and require consent from the affected supplier for sale or transfer of such dealership agreement. Sales of non-Peterbilt commercial vehicles accounted for approximately 19.8% of our total revenues for 2013.

Any termination or non-renewal of our dealership agreements must follow certain guidelines established by both state and federal legislation designed to protect motor vehicle dealers from arbitrary termination or non-renewal of franchise agreements. The Automobile Dealers Day in Court Act and other similar state laws provide that the termination or non-renewal of a motor vehicle dealership agreement must be done in “good faith” and upon a showing of “good cause” by the manufacturer for such termination or non-renewal, as such terms have been defined by statute and interpreted in case law.

Floor Plan Financing

Commercial Vehicles. During 2013, we financed the majority of all new commercial vehicle inventory and the loan value of our used commercial vehicle inventory under a credit agreement with General Electric Capital Commercial, Inc. (“GE Capital”). On July 11, 2013, we entered into the third amendment to our $600.0 million amended and restated credit agreement with GE Capital. The amendment increased the aggregate loan commitment to $750.0 million. Borrowings under the amended credit agreement will now bear interest per annum, payable monthly, at the three month LIBOR rate, determined on the last day of the prior month, plus 2.03%.  In addition, we are required to pay the lenders a monthly working capital fee equal to 0.35% per annum multiplied by the amount of voluntary prepayments of new and used inventory loans. Loans under the credit agreement for the purchase of used inventory are limited to $150.0 million. Pursuant to the third amendment, the credit agreement expires July 11, 2016, although GE Capital has the right to terminate the credit agreement at any time upon 120 days’ written notice. We may terminate the credit agreement at any time, although, if we do so, we must pay the lenders a prepayment processing fee of (i) $15,000,000 if it terminates on or prior to January 11, 2015, (ii) $7,500,000 if it terminates after January 11, 2015 but on or prior to July 11, 2015 and (iii) $300,000 if it terminates thereafter, subject in each case to specified limited exceptions. As of December 31, 2013, we had approximately $546.1 million outstanding under the credit agreement.

In June 2012, we entered into a wholesale financing agreement with Ford Motor Credit Company that provides for the financing of, and is collateralized by, our new Ford vehicle inventory. This wholesale financing agreement bears interest at a rate of Prime plus 150 basis points minus certain incentives and rebates. The prime rate is defined to be a minimum of 3.75%. As of December 31, 2013, the interest rate on the wholesale financing agreement was 5.25% before considering the applicable incentives. As of December 31, 2013, we had an outstanding balance of $47.5 million under the Ford Motor Credit Company wholesale financing agreement.

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

Employees

On December 31, 2013, the Company had 5,295 employees.

In connection with the acquisition of certain assets of two dealerships in Columbus, Ohio on December 31, 2102, we negotiated with the International Association of Machinists and Aerospace Workers (“IAM”) throughout 2013 on the terms of a collective bargaining agreement covering approximately 45 service technicians.  A final agreement on the terms of the collective bargaining agreement for the Columbus, Ohio dealerships has not been reached, but contract negotiations continue.

In connection with the acquisition of certain assets of a dealership in Chicago, Illinois and a dealership in Joliet, Illinois, on January 13, 2014, we negotiated terms of collective bargaining agreements covering approximately 56 parts and service employees in Chicago and 11 service technicians in Joliet with the International Association of Machinists and Aerospace Workers.  On February 7, 2014, the IAM membership in Chicago and Joliet voted to accept collective bargaining agreements proposed by the Company.  As a result, we have entered into collective bargaining agreements covering the employees in Chicago, which will expire on May 6, 2017, and Joliet, which will expire on May 5, 2018.

There have been no strikes, work stoppages or slowdowns during any of the foregoing negotiations or at any time in the Company’s history, although no assurances can be given that such actions will not occur.

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

Backlog

On December 31, 2013, the Company’s backlog of commercial vehicle orders was approximately $810.2 million as compared to a backlog of commercial vehicle orders of approximately $719.2 million on December 31, 2012. The Company includes only confirmed orders in its backlog. The delivery time for a custom-ordered commercial vehicle varies depending on the truck specifications and demand for the particular model ordered, however, the Company expects to fill the majority of its backlog orders during 2014. The Company sells the majority of its new heavy-duty commercial vehicles by customer special order. The Company sells the majority of its medium- and light-duty commercial vehicles out of inventory. Orders from a number of the Company’s major fleet customers are included in the Company’s backlog as of December 31, 2013.

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

In 2010, the EPA and the U.S. Department of Transportation (DOT) announced the first national standards to reduce greenhouse gas (GHG) emissions and improve fuel efficiency of heavy-duty trucks and buses beginning in model year 2014. The final rules, which were issued on September 15, 2011, begin to apply in 2014 and are fully implemented in model year 2017. We do not believe that the foregoing standards will negatively impact our business, however, future legislation or other new regulations that may be adopted to address greenhouse gas emissions may negatively impact our business. Regulations could result in increased compliance costs, additional operating restrictions or changes in demand for our products and services, which could have a material adverse effect on our business, financial condition and results of operation.

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

Risks Related to Our Business

We are dependent upon PACCAR for the supply of Peterbilt trucks and parts, the sale of which generates the majority of our revenues.

At certain Rush Truck Centers, we operate as a dealer of Peterbilt trucks and parts pursuant to dealership agreements with Peterbilt, a division of PACCAR. We have no control over the management or operation of Peterbilt or PACCAR. During 2013, the majority of our revenues resulted from sales of trucks purchased from Peterbilt and parts purchased from PACCAR Parts. Due to our dependence on PACCAR and Peterbilt, we believe that our long-term success depends, in large part, on the following:

●	our ability to maintain our dealership agreements with Peterbilt;

●	the manufacture and delivery of competitively-priced, high quality Peterbilt trucks by Peterbilt in quantities sufficient to meet our requirements;

●	the overall success of PACCAR and Peterbilt;

●	PACCAR’s continuation of its Peterbilt division; and

●	the maintenance of goodwill associated with the Peterbilt brand, which can be adversely affected by decisions made by PACCAR, Peterbilt and the owners of other Peterbilt dealerships.

A negative change in any of the preceding could have a material adverse effect on our operations, revenues and profitability.

We are dependent upon Navistar for the supply of International trucks and IC busses, the sale of which generate a significant portion of our revenues.

At certain Rush Truck Centers, we operate as a dealer of International trucks and parts and IC busses and parts pursuant to dealership agreements with International and IC Bus, each of which are divisions of Navistar. We have no control over the management or operation of International, IC Bus or Navistar. During 2013, a significant portion of our revenues resulted from sales of trucks purchased from International, busses purchased from IC Bus and parts purchased from Navistar. Due to our dependence on Navistar, International and IC Bus, we believe that our long-term success depends, in large part, on the following:

●	our ability to maintain our dealership agreements with International and IC Bus;

●	the manufacture and delivery of competitively-priced, high quality International trucks and IC busses in quantities sufficient to meet our requirements;

●	the overall success of Navistar; and

●

the maintenance of goodwill associated with the International and IC Bus brands, which can be adversely affected by decisions made by Navistar and the owners of other International and IC Bus dealerships.

A negative change in any of the preceding could have a material adverse effect on our operations, revenues and profitability.

Our dealership agreements may be terminable upon a change of control and we cannot control whether our controlling shareholder and management maintain their current ownership positions.

We have entered into nonexclusive dealership agreements with Peterbilt that authorize us to act as a dealer of Peterbilt trucks. Peterbilt may terminate our dealership agreements in the event of a change of control of the Company or if we violate any number of provisions in the dealership agreements. Under our Peterbilt dealership agreements, a change of control occurs if (i) with respect to the election of directors, the aggregate voting power held by W. Marvin Rush, W. M. “Rusty” Rush, Barbara Rush, Robin M. Rush, David C. Orf, James Thor, Martin A. Naegelin, Scott Anderson, Derrek Weaver, Steven Keller, Corey Lowe and Rich Ryan (collectively, the “Dealer Principals”) decreases below 22% (such persons controlled 29.0% of the aggregate voting power with respect to the election of directors as of December 31, 2013); or (ii) any person or entity other than the Dealer Principals and their respective associates or any person or entity who has been approved in writing by PACCAR, owns common stock with a greater percentage of the voting power with respect to the election of our directors than the Dealer Principals and their respective associates, in the aggregate, or any person other than W. Marvin Rush, W. M. “Rusty” Rush, Robin M. Rush or any person who has been approved in writing by PACCAR holds the office of Chairman of the Board, President or Chief Executive Officer of the Company. We have no control over the transfer or disposition by W. Marvin Rush or by his estate of his common stock. If W. Marvin Rush or W.M. “Rusty” Rush were to sell their Class B Common Stock or bequest their Class B Common Stock to a person or entity other than the Dealer Principles or if their estates are required to liquidate their Class B Common Stock to pay estate taxes or otherwise, the change of control provisions of the Peterbilt dealership agreements may be triggered and give Peterbilt the right to terminate our dealership agreements. If our dealership agreements with Peterbilt are terminated, we will lose the right to purchase Peterbilt products and operate as an authorized Peterbilt dealer, which would have a material adverse effect on our operations, revenues and profitability.

If state dealer laws are repealed or weakened, our dealerships will be more susceptible to termination, nonrenewal or renegotiation of their dealership agreements.

We depend on our vehicle dealership agreements for a substantial portion of our revenues and profitability. State dealer laws generally provide that a manufacturer may not terminate or refuse to renew a dealership agreement unless it has first provided the dealer with written notice setting forth good cause and stating the grounds for termination or nonrenewal. Manufacturers’ lobbying efforts may lead to the repeal or revision of state motor vehicle dealer laws. If motor vehicle dealer laws are repealed or amended in the states in which we operate dealerships, the manufacturers we represent may be able to terminate our vehicle dealership agreements without providing advance notice, an opportunity to cure or a showing of good cause. Without the protection of state dealer laws, or if such laws are weakened, we will be subject to higher risk of termination or non-renewal of our vehicle dealership agreements. Termination or non-renewal of our vehicle dealership agreements could have a material adverse effect on our operations, revenues and profitability.

We may be required to obtain additional financing to maintain adequate inventory levels.

Our business requires inventories held for sale to be maintained at dealer locations in order to facilitate immediate sales to customers on demand. We generally purchase inventories with the assistance of floor plan financing agreements. Our primary floor plan financing agreement may be terminated without cause upon 120 days’ notice. In the event that our floor plan financing becomes insufficient to satisfy our future requirements or our floor plan providers are unable to continue to extend credit under our floor plan agreements, we would need to obtain similar financing from other sources. There is no assurance that such additional floor plan financing or alternate financing could be obtained or, if obtained, that it will be on commercially reasonable terms.

Impairment in the carrying value of goodwill and other indefinite-lived intangible assets could negatively affect our operating results.

We have a substantial amount of goodwill on our balance sheet as a result of acquisitions we have completed. Approximately 98% of this goodwill is concentrated in our Truck Segment. The carrying value of goodwill represents the fair value of an acquired business in excess of identifiable assets and liabilities as of the acquisition date. Goodwill is not amortized, but instead is evaluated for impairment at least annually, or more frequently if potential interim indicators exist that could result in impairment. In testing for impairment, if the carrying value of a reporting unit exceeds its current fair value as determined based on the discounted future cash flows of the reporting unit, the goodwill is considered impaired and is reduced to fair value via a non-cash charge to earnings. Events and conditions that could result in impairment include weak economic activity, adverse changes in the regulatory environment, any matters that impact the ability of the manufacturers we represent to provide trucks to us, issues with our franchise rights, or other factors leading to reductions in expected long-term sales or profitability. Determination of the fair value of a reporting unit includes developing estimates that are highly subjective and incorporate calculations that are sensitive to minor changes in underlying assumptions. Management’s assumptions are subject to change as more information becomes available. Changes in these assumptions could result in an impairment charge in the future, which could have a significant adverse impact on our reported earnings.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates — Goodwill” for more information regarding the potential impact of changes in assumptions.

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

Our business is subject to a number of economic risks.

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

The success of each of our dealerships is dependent on the manufacturers represented at each dealership in several ways. Our ability to sell new vehicles and replacement parts is dependent on the ability of the manufacturers we represent to produce and deliver new vehicles and replacement parts to our dealerships. Additionally, our dealerships perform warranty work for vehicles under manufacturer product warranties, which are billed to the appropriate vehicle manufacturer or component supplier as opposed to invoicing our customer. We generally have significant receivables from manufacturers for warranty and service work performed for our customers. In addition, we rely on manufacturers to varying extents for product training, marketing materials, and other items for our stores. Our business, results of operations, and financial condition could be materially adversely affected as a result of any event that has a material adverse effect on the manufacturers we represent.

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

Our dealership agreements generally do not provide us with exclusive dealerships in any territory. The manufacturers we represent could elect to create additional dealers in our market areas in the future, subject to restrictions imposed by state laws. While dealership agreements typically restrict dealers from operating sales or service facilities outside their assigned territory, such agreements do not restrict fleet or other sales or marketing activity outside the assigned territory. Accordingly, we engage in fleet sales and other marketing activities outside our assigned territories and other dealers engage in similar activities within our territories.

Our dealership agreements with the manufacturers we represent have current terms expiring between May 2014 and October 2018. Upon expiration of each agreement, we must negotiate a renewal. In many states, state dealer franchise laws restrict the manufacturer’s ability to refuse to renew dealership agreements or to impose new terms upon renewal. To the extent such laws do permit non-renewal or imposition of new terms, the relatively short terms will give the manufacturers the opportunity to exercise such rights. Any non-renewal or imposition of less favorable terms upon renewal could have an adverse impact on our business.

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

As of December 31, 2013, our backlog of new commercial vehicle orders was approximately $810.2 million. Our backlog is determined quarterly by multiplying the number of new commercial vehicles for each particular type of commercial vehicle ordered by a customer at our Rush Truck Centers by the recent average selling price for that type of commercial vehicle. We only include confirmed orders in our backlog. However, such orders are subject to cancellation. In the event of order cancellation, we have no contractual right to the total revenues reflected in our backlog.

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

       Some of our dealerships are located in regions of the United States where natural disasters and severe weather events (such as hurricanes, earthquakes, fires, floods and hail storms) may disrupt our operations, which may adversely impact our business, results of operations, financial condition and cash flows. In addition to business interruption, our business is subject to substantial risk of property loss due to the significant concentration of property at dealership locations. Although we have substantial insurance to cover this risk, we may be exposed to uninsured or underinsured losses that could have a material adverse effect on our business, financial condition, results of operations or cash flows.

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

As a result of the conditions in the global credit markets, we have been unable to liquidate our holdings of certain ARS because the auctions for the ARS we hold have failed. As of December 31, 2013, the Company held ARS with underlying tax-exempt municipal bonds that mature in 2030 that have a fair value of $6.6 million and a cost basis of $7.6 million. This decrease in fair value is considered temporary and the impairment charge is recorded as other comprehensive income, a component of shareholder equity. We continue to earn interest on these investments at the contractual rate. In the event we need to access these funds, we will not be able to do so until a future auction is successful, the issuer redeems the securities, a buyer is found outside of the auction process or the securities mature. If these ARS are unable to successfully clear at future auctions or issuers do not redeem the securities, we may be required to further adjust the carrying value of the securities and record additional impairment charges. If we determine that the fair value of these ARS is further impaired, we will record a temporary impairment within other comprehensive income, a component of stockholders’ equity. If it is determined that the fair value of these securities is other than temporarily impaired, we would recognize the credit loss portion of the other than temporary impairment in earnings, which could adversely impact our results of operations and financial condition. Any noncredit loss would be recognized in other comprehensive income. For further discussion of the risks related to our auction rate securities, see Note 9 – Financial Instruments and Fair Value of the Notes to Consolidated Financial Statements and Item 7A – Quantitative and Qualitative Disclosures about Market Risk.

Risks Related to Our Common Stock

We are controlled by two shareholders and their affiliates.

Collectively, W. Marvin Rush and W. M. “Rusty” Rush and their affiliates own approximately 0.21% of our issued and outstanding shares of Class A Common Stock and 33.0% of our issued and outstanding Class B Common Stock. W. Marvin Rush and W.M. “Rusty” Rush collectively control approximately 29.0% of the aggregate voting power of our outstanding shares and voting power which is superior to that of any other person or group. The interests of W. Marvin Rush and W.M. “Rusty” Rush may not be consistent with the interests of all shareholders. As a result of such ownership, W. Marvin Rush and W.M. “Rusty” Rush have the power to effectively control the Company, including the election of directors, the determination of matters requiring shareholder approval and other matters pertaining to corporate governance.

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

Additionally, W. Marvin Rush and W.M. “Rusty” Rush have granted Peterbilt a right of first refusal to purchase their respective shares of common stock in the event that they desire to transfer in excess of 100,000 shares in any 12-month period to any person other than an immediate family member, an associate or another Dealer Principal. However, in the case of W. Marvin Rush, certain shares of his Class B Common Stock of the Company are exempt from his rights of first refusal agreement. These rights of first refusal, the number of shares owned by W. Marvin Rush and W.M. “Rusty” Rush and their affiliates, the requirement in our dealership agreements that the Dealer Principals retain a controlling interest in us, the restrictions on the sale or transfer of our franchises contained in our dealer agreements combined with the ability of the Board of Directors to issue shares of preferred stock without further vote or action by the shareholders, may discourage, delay or prevent a change in control without further action by our shareholders, which could adversely affect the market price of our common stock or prevent or delay a merger or acquisition that our shareholders may consider favorable.

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

The market price of our Class B Common Stock has historically been lower than the market price of our Class A Common Stock. The volume of trading in our Class B Common Stock varies greatly and may often be light. As of December 31, 2013, the three-month average daily trading volume of our Class B Common Stock was approximately 12,000 shares, with several days having a trading volume below 1,000 shares. If any large shareholder were to begin selling shares in the market, the added available supply of shares could cause the market price of our Class B Common Stock to drop. In addition, the lack of a robust resale market may require a shareholder to sell a large number of shares of our Class B Common Stock in increments over time to mitigate any adverse impact of the sales on the market price of our Class B Common Stock.

Item 1B.  Unresolved Staff Comments

None

Item 2.  Properties

The Company’s corporate headquarters are located in New Braunfels, Texas. As of December 2013, the Company also owns or leases numerous facilities used in our operations in the following states: Alabama, Arizona, California, Colorado, Florida, Georgia, Idaho, Illinois, Kansas, Missouri, New Mexico, North Carolina, Ohio, Oklahoma, Oregon, Tennessee, Texas, Utah and Virginia. A Rush Truck Center may be comprised of one or more locations, generally in close proximity, in the same metropolitan area. These facilities consist primarily of office space, display lots, service facilities and parking lots.

The Company’s truck leasing operations lease additional space in Alabama, Arizona, California, Florida, New Mexico, Ohio and Virginia.

The Company’s insurance agency leases space in California, Florida, Oklahoma and Texas.

The Company leases a hangar in New Braunfels, Texas for the corporate aircraft. The Company also owns and operates a guest ranch of approximately 9,500 acres near Cotulla, Texas. The Company uses the ranch for client development purposes and also sells hunting trips on the ranch.

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

	2013		2012
	High	Low	High	Low
Class A Common Stock

First Quarter	$26.10	$20.62	$24.66	$20.47
Second Quarter	28.15	21.82	21.70	15.01
Third Quarter	27.86	22.37	19.58	14.05
Fourth Quarter	30.38	25.48	20.75	15.98

Class B Common Stock

First Quarter	$22.08	$17.00	$21.01	$16.48
Second Quarter	24.04	18.51	17.68	12.37
Third Quarter	24.00	19.58	17.00	11.58
Fourth Quarter	25.99	21.59	17.61	14.81

As of February 20, 2014, there were approximately 39 record holders of the Class A Common Stock and approximately 47 record holders of the Class B Common Stock.

The Company did not pay dividends during the fiscal year ended December 31, 2013, or the fiscal year ended December 31, 2012. The Board of Directors intends to retain any earnings of the Company to support operations and to finance expansion. Any future determination as to the payment of dividends will be at the discretion of the Board of Directors of the Company and will depend on the Company’s financial condition, results of operations, capital requirements and such other factors as the Board of Directors deems relevant.

As of December 31, 2013, the Company has not sold any securities in the last three years that were not registered under the Securities Act.

A summary of the repurchase activity for the Company’s fourth quarter of 2013 is as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (3)
October 1 – October 31, 2013	115,498	$23.28	314,890	$32,934,891
November 1 – November 30, 2013	129,284	24.23	444,174	29,802,738
December 1 – December 31, 2013	110,502	24.06	554,676	27,143,609
Total	355,284		554,676	$27,143,609

(1)          The shares represent Class B Common Stock repurchased by the Company

(2)          The calculation of the average price paid per share does not give effect to any fees, commissions or other costs associated with the repurchase of such shares.

(3)          The Company repurchased shares under a program announced on February 12, 2013, which authorized the repurchase of up to $40.0 million of its shares of Class A Common Stock, $.01 par value per share, and/or Class B Common Stock, $.01 par value per share. The stock repurchase program was terminated on February 3, 2014 and the Company announced a new program on February 4, 2014.

Performance Graph

The following graph furnished by the Company shows the value as of December 31, 2013, of a $100 investment in the Company’s common stock made on December 31, 2008 (with dividends reinvested), as compared with similar investments based on (i) the value of the S&P 500 Index (with dividends reinvested) and (ii) the value of a market-weighted Peer Group Index composed of the common stock of Paccar, Inc., Werner Enterprises, Inc., Penske Automotive Group, Inc. and Lithia Motors, Inc., in each case on a “total return” basis assuming reinvestment of dividends. The market-weighted Peer Group Index values were calculated from the beginning of the performance period. The historical stock performance shown below is not necessarily indicative of future expected performance.

The foregoing performance graph shall not be deemed "soliciting material" or to be "filed" with the SEC for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of the Company under the Securities Act of 1933, as amended, or the Exchange Act.

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

	Year Ended December 31,
	2013	2012	2011	2010	2009
SUMMARY OF INCOME STATEMENT DATA	(in thousands, except per share amounts)
Revenues
New and used commercial vehicle sales	$2,239,847	$2,149,335	$1,801,964	$926,584	$738,705
Parts and service sales	988,317	817,280	675,277	489,259	395,133
Lease and rental	129,638	100,247	83,426	67,423	53,710
Finance and insurance	15,320	13,638	10,867	7,922	7,468
Other	11,583	10,067	9,077	6,739	5,437
Total revenues	3,384,705	3,090,567	2,580,611	1,497,927	1,200,453
Cost of products sold	2,812,691	2,589,800	2,157,334	1,213,037	984,812
Gross profit	572,014	500,767	423,277	284,890	215,641
Selling, general and administrative	450,340	361,727	306,273	227,467	192,296
Depreciation and amortization	29,925	25,016	20,084	15,720	15,890
Gain (loss) on sale of assets	5	176	418	(36)	162
Operating income	91,754	114,200	97,338	41,667	7,617
Interest expense, net	10,693	13,017	7,161	5,363	5,695
Income from continuing operations before income taxes	81,061	101,183	90,177	36,304	1,922
Provision (benefit) for income taxes	31,844	38,728	34,964	11,737	(3,173)
Income from continuing operations	49,217	62,455	55,213	24,567	5,095
Income from discontinued operations, net of taxes	−	−	−	6,715	789
Net income	$49,217	$62,455	$55,213	$31,282	$5,884

Earnings per common share - Basic:
Income from continuing operations	$1.25	$1.62	$1.46	$0.66	$0.14
Net income	$1.25	$1.62	$1.46	$0.84	$0.16

Earnings per common share - Diluted:
Income from continuing operations	$1.22	$1.57	$1.42	$0.64	$0.14
Net income	$1.22	$1.57	$1.42	$0.82	$0.16

Weighted average shares outstanding:
Basic	39,405	38,643	37,861	37,307	37,066
Diluted	40,506	39,688	39,014	38,218	37,597

	Year Ended December 31,
	2013	2012	2011	2010	2009
OPERATING DATA
Unit vehicle sales −
New vehicles	19,931	18,427	15,540	7,680	6,615
Used vehicles	6,405	4,744	4,649	3,461	2,875
Total unit vehicles sales	26,336	23,171	20,189	11,141	9,490
Truck lease and rental units (including units under contract maintenance and crane units)	6,315	5,359	4,000	3,809	3,033

	December 31,
	2013	2012	2011	2010	2009
	(in thousands)
BALANCE SHEET DATA
Working capital	$224,261	$217,613	$189,214	$143,778	$164,165
Inventories	802,220	690,953	649,626	321,933	252,219
Assets held for sale	−	−	−	−	22,719
Total assets	2,167,798	1,881,566	1,717,701	1,167,933	977,297

Floor plan notes payable	593,649	534,520	520,693	237,810	189,256
Long-term debt, including current portion	482,781	399,664	328,287	252,129	209,502
Capital lease obligations, including current portion	45,467	49,973	45,554	42,202	34,444
Total shareholders’ equity	665,381	607,946	531,234	464,919	426,225

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company is a full-service, integrated retailer of commercial vehicles and related services. The Company operates one segment: the Truck Segment. The Truck Segment operates a regional network of commercial vehicle dealerships under the name “Rush Truck Centers.” Rush Truck Centers primarily sell commercial vehicles manufactured by Peterbilt, International, Hino, Ford, Isuzu, Mitsubishi Fuso, IC Bus or Blue Bird. Through its strategically located network of Rush Truck Centers, the Company provides one-stop service for the needs of its commercial vehicle customers, including retail sales of new and used commercial vehicles, aftermarket parts sales, service and repair facilities, financing, leasing and rental, and insurance products.

The Company continues to work to position itself as a service solutions provider to the commercial vehicle industry by implementing our growth strategy to expand its portfolio of aftermarket services, broadening the diversity of our commercial vehicle product offerings and extending our network of service points across the United States. The Company’s commitment to provide innovative solutions to service its customers’ business needs continues to drive its strong parts, service and body shop revenues.

The Company’s aftermarket capabilities include a wide range of services and products such as a fleet of mobile service units, mobile technicians who staff customers’ facilities, a proprietary line of commercial vehicle parts and accessories, new diagnostic and analysis capabilities, factory certified service for alternative fuel vehicles and assembly service for specialized bodies and equipment. As a result of the Company’s efforts to expand aftermarket capabilities, aftermarket operations now account for more than 64.4% of the Company’s total gross profits.

2013 Highlights

The following are the more significant developments in the Company’s business during the year ended December 31, 2013:

●	The Company’s gross revenues totaled $3,384.7 million in 2013, a 9.5% increase from gross revenues of $3,090.6 million in 2012.

●	Gross profit increased $71.2 million, or 14.2%, in 2013, compared to 2012. Gross profit as a percentage of sales increased to 16.9% in 2013 from 16.2% in 2012.

●	The Company’s Class 4-7 medium-duty sales, which accounted for 4.7% of the total U.S. market, increased 18% over 2012. Light-duty truck sales increased 43%, up 594 units over 2012.

●	Parts, service and body shop sales revenue was $988.3 million in 2013, compared to $817.3 million in 2012.

●

Selling, General and Administrative expenses increased $88.6 million, or 24.5%, in 2013, compared to 2012. The increase is due primarily to the full year effect of the Ohio acquisition that occurred in December 2012, the four significant acquisitions that occurred in the second and third quarters of 2013, the Retirement and Transition Agreement with the Company’s former Chairman, W. Marvin Rush, and the addition of resources and technology to support the Company’s growth.

●

The Company accelerated the implementation of its new business system to complete the implementation during the first quarter of 2015, nearly 18 months ahead of its previously estimated completion date.

The Company also completed the following growth initiatives:

●

In April 2013, the Company relocated its full service dealership in Ardmore, Oklahoma to a newly constructed facility. This move doubled the Company’s service capacity in this market and expanded its natural gas and mobile service capabilities.

●

In May 2013, the Company acquired certain assets of Piedmont International Trucks, LLC and now operates commercial truck dealerships in Statesville, Hickory and Asheville, North Carolina. The acquisition included International and Idealease franchises. These locations are operating as Rush Truck Centers and offer commercial vehicles manufactured by International in addition to parts, service, body shop, truck rental and leasing, financing and insurance capabilities.

●

In July 2013, the Company acquired certain assets of Midwest Truck Sales and now operates from locations in St. Louis and St. Peters, Missouri and Olathe, Kansas. The Missouri dealerships offer truck sales, parts and service for International trucks and the Kansas location provides truck sales, parts and service capabilities for Hino and Isuzu trucks and parts and service support for Mitsubishi Fuso trucks. In July 2013, the Company also acquired certain assets of The Larson Group, Inc. and now operates Ford and Mitsubishi Fuso truck franchises at the Rush Truck Center in Cincinnati, Ohio.

●

In September 2013, the Company acquired certain assets of TransAuthority and now operates full service International dealerships in Richmond and Suffolk, Virginia and parts and service locations in Fredericksburg and Chester, Virginia. The Richmond and Norfolk locations include Idealease franchises.

●

In October 2013, the Company acquired certain assets of Prairie International Trucks and now operates International commercial truck dealerships in Champaign, Decatur, Bloomington, Quincy and Springfield, Illinois; a collision center in Champaign, Illinois and Idealease commercial lease and rental operations at the dealerships in Champaign, Decatur, Quincy and Springfield, Illinois.

●	In December 2013, the Company opened a newly constructed full service Peterbilt dealership and PacLease commercial vehicle leasing and rental operation in Corpus Christi, Texas.

●

On February 12, 2013, the Company announced that its Board of Directors approved a stock repurchase program authorizing the Company to repurchase, from time to time, up to an aggregate of $40.0 million shares of Class A Common Stock and/or Class B Common Stock. This stock repurchase program was replaced with a new program effective February 4, 2014. As of December 31, 2013, the Company has purchased approximately $12.9 million of its Class B Common Stock under this repurchase program.

Recent Events

●

In January 2014, the Company acquired certain assets of CIT, Inc., which did business as Chicago International Trucks, Mcgrenho L.L.C., which did business as Indy Truck Sales, and Indiana Mack Leasing, LLC; and the membership interests of Idealease of Chicago, LLC. The acquisition included International commercial truck dealerships and Idealease commercial vehicle rental and leasing businesses in Carol Stream, Chicago, Grayslake, Huntley, Joliet, Kankakee and Ottawa, Illinois, and Brazil, Gary and Indianapolis, Indiana.

●

On February 4, 2014, the Company announced its Board of Directors had approved a stock repurchase program authorizing the Company to repurchase, from time to time, up to an aggregate of $40.0 million of its shares of Class A Common Stock and/or Class B Common Stock. Repurchases will be made at times and in amounts as the Company deems appropriate and will be made through open market transactions, privately negotiated transactions and other lawful means. The manner, timing and amount of any repurchases will be determined by the Company based on an evaluation of market conditions, stock price and other factors. The stock repurchase program expires on February 3, 2015 and may be suspended or discontinued at any time. While the stock repurchase program does not obligate the Company to acquire any particular amount or class of common stock, the Company anticipates that it will be repurchasing primarily shares of its Class B Common Stock.

2014 Outlook

In 2014, we expect another year of record performance. We expect higher revenues in all areas of our business.  Our projected increase in earnings is expected to be partially offset by higher spending on growth initiatives. We expect cash flow from our Truck Segment to remain strong.

According to A.C.T. Research Co., LLC (“A.C.T. Research”), a truck industry data and forecasting service provider, U. S. Class 8 retail sales are estimated to reach 213,500 units in 2014, a 13.8% increase over this year. U. S. Class 4-7 retail sales are estimated to reach 193,500 units, up 7.7% over 2013.

As we look to 2014 and beyond, we are focused on positioning our Company for growth, while continuing to deliver strong and consistent financial results. We believe that the key challenges facing our industry during 2014 will be continued economic growth in the U.S. and the possible rise of interest rates. Industry experts believe that the primary drivers of growth in the U.S. during 2014 will be consumption, housing and non-residential investment. The final months of 2013 appeared to indicate growth in the U.S. economy, which we believe will continue into 2014.

Key Performance Indicator

Absorption Ratio. Management uses several performance metrics to evaluate the performance of its commercial vehicle dealerships, and considers Rush Truck Centers’ “absorption ratio” to be of critical importance. Absorption ratio is calculated by dividing the gross profit from the parts, service and body shop departments by the overhead expenses of all of a dealership’s departments, except for the selling expenses of the new and used commercial vehicle departments and carrying costs of new and used commercial vehicle inventory. When 100% absorption is achieved, all of the gross profit from the sale of a commercial vehicle, after sales commissions and inventory carrying costs, directly impacts operating profit. In 1999, the Company’s commercial vehicle dealerships’ absorption ratio was approximately 80%. The Company has made a concerted effort to increase its absorption ratio since 1999. The Company’s commercial vehicle dealerships achieved a 114.0% absorption ratio for the year in 2013 and 115.9% absorption ratio for the year in 2012.

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

Goodwill

Goodwill is tested for impairment by reporting unit utilizing a two-step process at least annually, or more frequently when events or changes in circumstances indicate that the asset might be impaired. The first step requires the Company to compare the fair value of the reporting unit, which is the same as the segment, to the respective carrying value. The Company considers its Truck Segment to be a reporting unit for purposes of this analysis. If the fair value of the reporting unit exceeds its carrying value, the goodwill is not considered impaired. If the carrying value is greater than the fair value, there is an indication that impairment may exist and a second step is required. In the second step of the analysis, the implied fair value of the goodwill is calculated as the excess of the fair value of a reporting unit over the fair values assigned to its assets and liabilities. If the implied fair value of goodwill is less than the carrying value of the reporting unit’s goodwill, the difference is recognized as an impairment loss.

The Company determines the fair value of its reporting unit using the discounted cash flow method. The discounted cash flow method uses various assumptions and estimates regarding revenue growth rates, future gross margins, future selling, general and administrative expenses and an estimated weighted average cost of capital. The analysis is based upon available information regarding expected future cash flows of each reporting unit discounted at rates consistent with the cost of capital specific to the reporting unit. This type of analysis contains uncertainties because it requires the Company to make assumptions and to apply judgment regarding its knowledge of its industry, information provided by industry analysts, and its current business strategy in light of present industry and economic conditions. If any of these assumptions change, or fail to materialize, the resulting decline in its estimated fair value could result in a material impairment charge to the goodwill associated with the reporting unit.

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

Goodwill was tested for impairment during the fourth quarter of 2013 and no impairment was required. The fair value of our reporting unit exceeded the carrying value of its net assets. As a result, we were not required to conduct the second step of the impairment test. The Company does not believe its reporting unit is at risk of failing step one of the impairment test.

Insurance Accruals

The Company is partially self-insured for a portion of the claims related to its property and casualty insurance programs, requiring it to make estimates regarding expected losses to be incurred. The Company engages a third-party administrator to assess any open claims and the Company adjusts its accrual accordingly on an annual basis. The Company is also partially self-insured for a portion of the claims related to its workers’ compensation and medical insurance programs. The Company uses actuarial information provided from third-party administrators to calculate an accrual for claims incurred, but not reported, and for the remaining portion of claims that have been reported.

Changes in the frequency, severity, and development of existing claims could influence the Company’s reserve for claims and financial position, results of operations and cash flows. The Company does not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions it used to calculate its self-insured liabilities. However, if actual results are not consistent with our estimates or assumptions, the Company may be exposed to losses or gains that could be material. A 10% change in the Company’s estimate would have changed its reserve for these losses at December 31, 2013 by $1.0 million.

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

New Accounting Standards

In July 2013, the FASB issued Accounting Standards Update No. 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists" ("ASU No. 2013-11"). ASU No. 2013-11 requires an entity to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, with limited exceptions. ASU No. 2013-11 is effective for interim and annual periods beginning after December 15, 2013, and may be applied retrospectively. The adoption of the provisions of ASU No. 2013-11 is not expected to have a material impact on the Company's financial position or results of operations.

Results of Operations

The following discussion and analysis includes the Company’s historical results of operations for 2013, 2012 and 2011. The following table sets forth for the years indicated certain financial data as a percentage of total revenues:

	Year Ended December 31,
	2013	2012	2011

New and used commercial vehicle sales	66.2%	69.6%	69.8%
Parts and service sales	29.2	26.5	26.2
Lease and rental	3.8	3.2	3.2
Finance and insurance	0.5	0.4	0.4
Other	0.3	0.3	0.4
Total revenues	100.0	100.0	100.0

Cost of products sold	83.1	83.8	83.6
Gross profit	16.9	16.2	16.4

Selling, general and administrative	13.3	11.7	11.9
Depreciation and amortization	0.9	0.8	0.7
Operating income	2.7	3.7	3.8
Interest expense, net	0.3	0.4	0.3
Income from continuing operations before income taxes	2.4	3.3	3.5
Provision for income taxes	0.9	1.3	1.4
Net income	1.5%	2.0%	2.1%

     The following table sets forth the unit sales and revenue for new heavy-duty, new medium-duty, new light-duty and used commercial vehicles and the absorption ratio for the years indicated (revenue in millions):

				% Change
	2013	2012	2011	2013 vs 2012	2012 vs 2011
Vehicle unit sales:
New heavy-duty vehicles	9,545	9,925	9,052	-3.8%	9.6%
New medium-duty vehicles	8,441	7,126	5,469	18.5%	30.3%
New light-duty vehicles	1,945	1,376	1,019	41.4%	35.0%
Total new vehicle unit sales	19,931	18,427	15,540	8.2%	18.6%

Used vehicles sales	6,405	4,744	4,649	35.0%	2.0%

Vehicle revenue:
New heavy-duty vehicles	$1,304.9	$1,410.3	$1,186.5	-7.5%	18.9%
New medium-duty vehicles	604.9	479.5	380.7	26.2%	26.0%
New light-duty vehicles	63.2	45.4	33.3	39.2%	36.3%
Total new vehicle revenue	$1,973.0	$1,935.2	$1,600.51,600.5	2.0%	20.9%

Used vehicle revenue	$252.4	$197.6	$193.3	27.7%	2.2%

Other vehicle revenue:(1)	$14.4	$16.5	$8.2	-12.7%	101.2%

Dealership absorption ratio:	114.0%	115.9%	113.9%	-1.6%	1.8%

                             (1)   Includes sales of truck bodies, trailers and other new equipment.

                     The following table sets forth for the periods indicated the percent of gross profit by revenue source:

	2013	2012	2011
Gross Profit:
New and used commercial vehicle sales	27.3%	28.7%	29.0%
Parts and service sales	64.4	63.4	63.0
Lease and rental	3.6	3.2	3.3
Finance and insurance	2.7	2.7	2.6
Other	2.0	2.0	2.1
Total gross profit	100.0%	100.0%	100.0%

Industry

We currently operate in the commercial vehicle market. There has historically been a high correlation between new product sales in the commercial vehicle market and the rate of change in U.S. industrial production and the U.S. gross domestic product.

Heavy-Duty Truck Market

The U.S. retail heavy-duty truck market is affected by a number of factors relating to general economic conditions, including fuel prices, government regulation, interest rate fluctuations, economic recessions, other methods of transportation and customer business cycles. Accordingly, unit sales of new commercial vehicles have historically been subject to substantial cyclical variation based on general economic conditions. According to data published by A.C.T. Research, in recent years total U.S. retail sales of new Class 8 trucks have ranged from a low of approximately 97,000 in 2009 to a high of approximately 291,000 in 2006. Class 8 trucks are defined by the American Automobile Association as trucks with a minimum gross vehicle weight rating above 33,000 pounds.

Typically, Class 8 trucks are assembled by manufacturers utilizing certain components that may be manufactured by other companies, including engines, transmissions, axles, wheels and other components. As commercial vehicles and certain commercial vehicle components have become increasingly complex, the ability to provide state-of-the-art service for commercial vehicles has become a competitive factor in the industry. The ability to provide such service requires a significant capital investment in diagnostic and other equipment, parts inventory and highly trained service personnel. Environmental Protection Agency (“EPA”) and U.S. Department of Transportation (“DOT”) regulatory guidelines for service processes, including body shop, paint work and waste disposal, require sophisticated operating and testing equipment to ensure compliance with environmental and safety standards. Differentiation between commercial vehicle dealers has become less dependent on price competition and is increasingly based on a dealer’s ability to offer a wide variety of services to their clients in a timely manner to minimize vehicle downtime. Such services include the following: efficient, conveniently located and easily accessible commercial vehicle service centers with an adequate supply of replacement parts; financing for commercial vehicle purchases; leasing and rental programs; and the ability to accept multiple unit trade-ins related to large fleet purchases. We believe our one-stop center concept and the size and geographic diversity of our dealer network gives us a competitive advantage in providing these services.

A.C.T. Research currently estimates approximately 213,500 new Class 8 trucks will be sold in the United States in 2014, compared to approximately 188,000 new Class 8 trucks sold in 2013. A.C.T. Research currently forecasts sales of new Class 8 trucks in the U.S. to be approximately 220,000 in 2015.

Medium-Duty Truck Market

Many of our Rush Truck Centers sell medium-duty commercial vehicles manufactured by Peterbilt, International, Hino, Ford, Mitsubishi Fuso or Isuzu, and all of our Rush Truck Centers provide parts and service for medium-duty commercial vehicles. Medium-duty commercial vehicles are principally used in short-haul, local markets as delivery vehicles. Medium-duty commercial vehicles typically operate locally and generally do not leave their service areas overnight. The Company also sells light-duty vehicles (Class 3 and under) at five of its Ford dealerships.

A.C.T. Research currently forecasts sales of new Class 4 through 7 commercial vehicles in the U.S. to be approximately 193,500 in 2014, compared to 179,000 in 2013. A.C.T. Research currently forecasts sales of new Class 4 through 7 commercial vehicles in the U.S. to be approximately 201,500 in 2015.

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

Revenues

Revenues increased $294.1 million, or 9.5%, in 2013, compared to 2012.

Our parts, service and body shop revenues increased $171.0 million, or 20.9%, in 2013, compared to 2012. This increase was primarily the result of acquisitions that occurred since December 31, 2012. The Company expects parts, service and body shop sales to continue to remain strong through 2014 and remains focused on expanding aftermarket product and service offerings.

Revenues from sales of new and used commercial vehicles increased $90.5 million, or 4.2%, in 2013, compared to 2012.

The Company sold 9,545 heavy-duty trucks in 2013, a 3.8% decrease compared to 9,925 heavy-duty trucks in 2012. According to A.C.T. Research, the U.S. Class 8 truck market decreased 5.6% in 2013, compared to 2012. The Company’s share of the U.S. Class 8 truck sales market increased to approximately 5.1% in 2013, from 5.0% in 2012. The Company expects its market share to range between 4.8% and 5.3% of U.S. Class 8 truck sales in 2014. This market share percentage would result in the sale of approximately 10,300 to 11,300 of Class 8 trucks in 2014 based on A.C.T. Research’s U.S. retail sales estimate of 213,500 units.

The Company sold 8,441 medium-duty commercial vehicles, including 1,413 buses, in 2013, an 18.5% increase compared to 7,126 medium-duty commercial vehicles, including 597 buses, in 2012. A.C.T. Research estimates that unit sales of Class 4 through 7 commercial vehicles in the U.S. increased approximately 9.0% in 2013, compared to 2012. In 2013, the Company achieved a 4.7% share of the Class 4 through 7 commercial vehicle sales market in the U.S. The Company expects its market share to range between 4.5% and 5.0% of U.S. Class 4 through 7 commercial vehicle sales in 2014. This market share percentage would result in the sale of approximately 8,700 to 9,700 of Class 4 through 7 commercial vehicles in 2014 based on A.C.T. Research’s current U.S. retail sales estimates of 193,500 units.

The Company sold 1,945 light-duty vehicles in 2013, a 41.4% increase compared to 1,376 light-duty vehicles in 2012. The Company expects to sell approximately 2,000 light-duty vehicles in 2014.

The Company sold 6,405 used commercial vehicles in 2013, a 35.0% increase compared to 4,744 used commercial vehicles in 2012. The increase in used commercial vehicle revenue is primarily due to acquisitions since December 31, 2012, and strong demand for used trucks. The Company expects to sell approximately 7,500 to 8,500 used commercial vehicles in 2014. The volume of used commercial vehicle sales will be largely dependent upon our ability to acquire quality used commercial vehicles and maintain an adequate used commercial vehicle inventory throughout 2014.

Truck lease and rental revenues increased $29.4 million, or 29.3%, in 2013, compared to 2012. The increase in lease and rental revenue is primarily due to acquisitions since December 31, 2012. The Company expects lease and rental revenue to increase 20% to 30% during 2014, compared to 2013.

Finance and insurance revenues increased $1.7 million, or 12.3%, in 2013, compared to 2012. The increase in finance and insurance revenue is primarily a result of the increase in finance penetration rates and increased activity in the Company’s insurance business. The Company expects finance and insurance revenue to fluctuate proportionately with the Company’s new and used commercial vehicle sales in 2014. Finance and insurance revenues have limited direct costs and, therefore, contribute a disproportionate share of the Company’s operating profits.

Other income increased $1.5 million, or 15.1% in 2013, compared to 2012. Other income consists primarily of the gain on sale realized on trucks from the lease and rental fleet, document fees related to commercial vehicle sales and mineral royalties.

Gross Profit

Gross profit increased $71.2 million, or 14.2%, in 2013, compared to 2012. Gross profit as a percentage of sales increased to 16.9% in 2013, from 16.2% in 2012. This increase in gross profit as a percentage of sales is a result of a change in our product sales mix. Commercial vehicle sales, a lower margin revenue item, decreased as a percentage of total revenue to 66.2% in 2013, from 69.5% in 2012. Parts and service revenue, a higher margin revenue item, increased as a percentage of total revenue to 29.2% in 2013, from 26.4% in 2012.

Gross margins from the Company’s parts, service and body shop operations decreased to 37.3% in 2013, from 38.8% in 2012. Gross profit for the parts, service and body shop departments increased to $368.3 million in 2013, from $317.4 million in 2012. Historically, parts operations gross margins range from 27% to 28% and service and body shop operations range from 67% to 68%. Gross profits from parts sales represented 55% of total gross profit for parts, service and body shop operations in 2013, compared to 53% in 2012. Service and body shop operations represented 45% of total gross profit for parts, service and body shop operations in 2013, compared to 47% in 2012. The Company expects blended gross margins on parts, service and body shop operations to range 35.0% to 37.0% in 2014.

Gross margins on Class 8 truck sales decreased to 6.8% in 2013, from 6.9% in 2012. In 2014, the Company expects overall gross margins from Class 8 truck sales of approximately 6.5% to 7.0%. The Company recorded expense of $3.9 million to increase its new heavy-duty truck valuation allowance in 2013, compared to $3.3 million in 2012.

Gross margins on medium-duty commercial vehicle sales increased to 5.2% in 2013, from 4.6% in 2012. It is difficult to accurately forecast gross margins on medium-duty commercial vehicles because gross margins vary significantly depending upon the mix of fleet and non-fleet purchasers and types of medium-duty commercial vehicles sold. For 2014, the Company expects overall gross margins from medium-duty commercial vehicle sales of approximately 5.0% to 5.5%, but this will largely depend upon the mix of purchasers and types of vehicles sold. The Company recorded expense of $3.7 million to increase its new medium-duty commercial vehicle valuation allowance in 2013, compared to $3.9 million in 2012.

Gross margins on used commercial vehicle sales increased to 9.2% in 2013, from 8.3% in 2012. The Company expects margins on used commercial vehicles to range between 8.0% and 10.0% during 2014 depending upon general economic conditions and the availability of quality used vehicles. The Company recorded expense of $5.3 million to increase its used commercial vehicle valuation allowance in 2013, compared to $5.7 million in 2012.

Gross margins from truck lease and rental sales decreased to 15.7% in 2013, from approximately 16.0% in 2012. The Company expects gross margins from lease and rental sales of approximately 15.5% to 16.5% during 2014, as it expects to continue to grow its lease and rental fleet. The Company’s policy is to depreciate its lease and rental fleet using a straight line method over the customer’s contractual lease term. The lease unit is depreciated to a residual value that approximates fair value at the expiration of the lease term. This policy results in the Company realizing reasonable gross margins while the unit is in service and a corresponding gain or loss on sale when the unit is sold at the end of the lease term.

Finance and insurance revenues and other income, as described above, have limited direct costs and, therefore, contribute a disproportionate share of gross profit.

Selling, General and Administrative Expenses

Selling, General and Administrative (“SG&A”) expenses increased $88.6 million, or 24.5%, in 2013, compared to 2012. SG&A expenses as a percentage of total revenue increased to 13.3% in 2013, from 11.7% in 2012. This increase is partially due to the execution of the Retirement and Transition Agreement with the Company’s former Chairman, W. Marvin Rush, which resulted in the recognition of $10.8 million in retirement pay and benefits during the second quarter of 2013. SG&A expenses as a percentage of total revenue have historically ranged from 10.0% to 15.0%. In general, when new and used commercial vehicle revenue decreases as a percentage of total revenue, SG&A expenses as a percentage of total revenue will be at, or exceed, the higher end of this range. For 2014, the Company expects SG&A expenses as a percentage of total revenue to range from 13.0% to 14.0% and the selling portion of SG&A expenses to be approximately 25% to 30% of new and used commercial vehicle gross profit. In 2014, the Company expects the general and administrative portion of SG&A expenses to increase by approximately 10.0% to 15.0% compared to 2013 due primarily to the full year effect of the acquisitions that occurred in 2013 and the addition of resources and technology to support the Company’s growth.

Depreciation and Amortization Expense

Depreciation and amortization expense increased $4.9 million, or 19.6%, in 2013 compared to 2012. This increase is primarily due to acquisitions that occurred in 2012 and 2013, the construction of new dealerships and dealership expansions.

Interest Expense, Net

Net interest expense decreased $2.3 million, or 17.9%, in 2013, compared to 2012. The decrease in net interest expense compared to 2012 is primarily due to the decrease of the interest rate in the Company’s floor plan agreement with GE Capital. Net interest expense in 2014 will depend on inventory levels and the amount of cash available to make prepayments on the Company’s floor plan agreement with GE Capital.

Income before Income Taxes

Income before income taxes decreased $20.1 million in 2013, compared to 2012, as a result of the factors described above. This decrease is partially due to the execution of the Retirement and Transition Agreement with the Company’s former Chairman, W. Marvin Rush, which resulted in the recognition of $10.8 million in retirement pay and benefits during the second quarter of 2013.

Income Taxes

Income taxes decreased $6.9 million in 2013, compared to 2012. The Company provided for taxes at a 39.3% effective rate in 2013 compared to an effective rate of 38.3% in 2012. The Company expects its effective tax rate to be approximately 38% to 39% of pretax income in 2014.

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

Revenues

Revenues increased $510.0 million, or 19.8%, in 2012, compared to 2011.

Our parts, service and body shop revenues increased $142.0 million, or 21.0%, in 2012, compared to 2011. This increase was the result of increased service needs of aging vehicles, continued service activity related to the energy sector, expanded product and service offerings and acquisitions that occurred in the fourth quarter of 2011.

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

Truck lease and rental revenues increased $16.8 million, or 20.2%, in 2012, compared to 2011. The increase in lease and rental revenue was primarily due to the increased number of units put into service in our lease and rental fleet.

Finance and insurance revenues increased $2.8 million, or 25.5%, in 2012, compared to 2011. The increase in finance and insurance revenue was primarily a result of the increase in finance penetration rates and increased activity in the Company’s insurance business. Finance and insurance revenues have limited direct costs and, therefore, contribute a disproportionate share of the Company’s operating profits.

Other income increased $1.0 million, or 10.9% in 2012, compared to 2011. Other income consists primarily of the gain on sale realized on trucks from the lease and rental fleet, document fees related to commercial vehicle sales and mineral royalties.

Gross Profit

Gross profit increased $77.5 million, or 18.3%, in 2012, compared to 2011. Gross profit as a percentage of sales decreased slightly to 16.2% in 2012, from 16.4% in 2011. This decrease in gross profit as a percentage of sales was a result of a slight decrease in gross margins from commercial vehicle sales and parts and service revenue.

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

Gross margins on Class 8 truck sales decreased to 6.9% in 2012, from 7.1% in 2011. The Company recorded expense of $3.3 million to increase its new heavy-duty truck valuation allowance in 2012, compared to $1.6 million in 2011.

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

Gross margins on used commercial vehicle sales decreased to 8.3% in 2012, from 9.4% in 2011. The decrease in the margin was primarily due to a softening used truck market and the mix of products sold in 2012. The Company recorded expense of $5.7 million to increase its used commercial vehicle valuation allowance in 2012, compared to $2.3 million in 2011.

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

Interest Expense, Net

Net interest expense increased $5.9 million, or 81.8%, in 2012, compared to 2011. The increase in net interest expense was primarily due to increased truck inventory levels and the fixed interest rates on interest rate swap contracts. In January 2012, the Company’s floor plan agreement with GE Capital was amended to decrease interest rates related to floor plan notes payable.

Income from Continuing Operations before Income Taxes

Income from continuing operations before income taxes increased $11.0 million in 2012, compared to 2011, as a result of the factors described above.

Income Taxes

Income taxes increased $3.8 million in 2012, compared to 2011. The Company provided for taxes at a 38.3% effective rate in 2012 compared to an effective rate of 38.8% in 2011.

Effects of Inflation

Inflationary factors such as increases in the cost of products and overhead costs may adversely affect the Company’s operating results. A high rate of inflation in the future may have an adverse effect on the Company’s ability to maintain current levels of gross margin and selling, general and administrative expenses as a percentage of revenues if the selling prices of our products do not increase in proportion to increased costs.

Liquidity and Capital Resources

The Company’s short-term cash requirements are primarily for working capital, inventory financing, the improvement and expansion of existing facilities and the construction or purchase of new facilities. Historically, these cash requirements have been met through the retention of profits, borrowings under our floor plan arrangements and bank financings. As of December 31, 2013, the Company had working capital of approximately $224.3 million, including $217.3 million in cash available to fund our operations. The Company believes that these funds are sufficient to meet its operating requirements for at least the next twelve months. From time to time, the Company utilizes its excess cash on hand to pay down its outstanding borrowings under its credit agreement with GE Capital, and the resulting interest earned is recognized as an offset to the Company’s gross interest expense under the credit agreement.

The Company has a secured line of credit that provides for a maximum borrowing of $15.0 million. There were no advances outstanding under this secured line of credit at December 31, 2013, however, $8.0 million was pledged to secure various letters of credit related to self-insurance products, leaving $7.0 million available for future borrowings as of December 31, 2013.

The Company’s long-term real estate debt agreements require the Company to satisfy various financial ratios such as the debt to worth ratio, leverage ratio and the fixed charge coverage ratio and certain requirements for tangible net worth and GAAP net worth. As of December 31, 2013, the Company was in compliance with all debt covenants related to debt secured by real estate and lease and rental units and its floor plan credit agreement. The Company does not anticipate any breach of the covenants in the foreseeable future.

The Company expects to purchase or lease trucks worth approximately $170.0 million for its leasing operations during 2014, depending on customer demand, all of which will be financed. The Company also expects to make capital expenditures for recurring items such as computers, shop tools and equipment and vehicles of approximately $16.0 million to $18.0 million during 2014.

The Company is currently under contracts to construct dealership facilities in San Antonio, Texas, at an estimated cost of $12.0 million, and Orlando, Florida, at an estimated cost of $4.1 million. These construction projects are estimated to continue through the third quarter of 2014.

The Company anticipates funding its capital expenditures relating to the improvement and expansion of existing facilities and recurring expenses through its operating cash flow. The Company expects to fund the construction or purchase of new facilities through either its operating cash flow or by financing 70% to 80% of the appraised value of such facility.

On February 4, 2014, the Company announced that its Board of Directors approved a stock repurchase program authorizing the Company to repurchase, from time to time, up to an aggregate of $40.0 million shares of Class A Common Stock and/or Class B Common Stock. Repurchases will be made at times and in amounts as the Company deems appropriate and will be made through open market transactions, privately negotiated transactions and other lawful means. The manner, timing and amount of any repurchases will be determined by the Company based on an evaluation of market conditions, stock price and other factors. The stock repurchase program expires on February 3, 2015, and may be suspended or discontinued at any time. While the stock repurchase program does not obligate the Company to acquire any particular amount or class of common stock, the Company anticipates that it will be repurchasing primarily shares of its Class B Common Stock.

On February 12, 2013, the Company announced that its Board of Directors approved a stock repurchase program authorizing the Company to repurchase, from time to time, up to an aggregate of $40.0 million shares of Class A Common Stock and/or Class B Common Stock. This stock repurchase program was replaced by the new stock repurchase program described above. As of December 31, 2013, the Company has purchased approximately $12.9 million of its Class B Common stock under this repurchase program.

The Company will continue to purchase vehicles for its lease and rental division and authorize capital expenditures for improvement and expansion of its existing dealership facilities and construction or purchase of new facilities based on market opportunities. The Company has no other material commitments for capital expenditures as of December 31, 2013.

Cash Flows

Cash and cash equivalents increased by $18.5 million during the year ended December 31, 2013, and decreased by $9.0 million during the year ended December 31, 2012. The major components of these changes are discussed below.

Cash Flows from Operating Activities

Cash flows from operating activities include net income adjusted for non-cash items and the effects of changes in working capital. During 2013, operating activities resulted in net cash provided by operations of $173.5 million. Cash provided by operating activities was primarily a result of draws on floor plan notes payable, trade, and the increases in accounts payable and customer deposits offset by increased levels of inventory, net of acquisitions. The majority of commercial vehicle inventory is financed through the Company’s floor plan credit agreements.

In June 2012, the Company entered into a wholesale financing agreement with Ford Motor Credit Company that provides for the financing of, and is collateralized by, the Company’s Ford new vehicle inventory. This wholesale financing agreement bears interest at a rate of Prime plus 150 basis points minus certain incentives and rebates; however, the prime rate is defined to be a minimum of 3.75%. As of December 31, 2013, the interest rate on the wholesale financing agreement was 5.25% before considering the applicable incentives. As of December 31, 2013, the Company had an outstanding balance of $47.5 million under the Ford Motor Credit Company wholesale financing agreement.

During 2012, operating activities resulted in net cash provided by operations of $219.3 million. Cash provided by operating activities was primarily a result of the decreased levels of inventory, net of acquisitions, the decrease in accounts receivable and draws on floor plan notes payable, trade, offset by the decrease in customer deposits and accrued expenses. The majority of commercial vehicle inventory is financed through the Company’s floor plan credit agreements.

Cash Flows from Investing Activities

During 2013, cash used in investing activities was $269.7 million. Cash flows used in investing activities consist primarily of cash used for capital expenditures and business acquisitions. Capital expenditures of $191.6 million consisted of purchases of property and equipment and improvements to our existing dealership facilities. Property and equipment purchases during 2013 consisted of $140.1 million for additional units for the rental and leasing operations, which was directly offset by borrowings of long-term debt. The Company expects to purchase or lease trucks worth approximately $170.0 million for its leasing operations in 2014, depending on customer demand, all of which will be financed. Cash used in business acquisitions was $72.7 million during the year ended December 31, 2013. See Note 15 of the Notes to Consolidated Financial Statements for a detailed discussion of the business acquisitions. During 2014, the Company expects to make capital expenditures for recurring items such as computers, shop equipment and vehicles of $16.0 million to $18.0 million.

During 2012, cash used in investing activities was $274.3 million. Cash flows used in investing activities consist primarily of cash used for capital expenditures and a business acquisition. Capital expenditures of $170.0 million consisted of purchases of property and equipment and improvements to our existing dealership facilities. Property and equipment purchases during 2012 consisted of $128.1 million for additional units for the rental and leasing operations, which was directly offset by borrowings of long-term debt. Cash used in the business acquisition was $104.6 million during the year ended December 31, 2012. See Note 15 of the Notes to Consolidated Financial Statements for a detailed discussion of the business acquisition.

Cash Flows from Financing Activities

Cash flows used in financing activities include borrowings and repayments of long-term debt and net payments of floor plan notes payable. Cash provided by financing activities was $114.7 million during 2013. The Company had borrowings of long-term debt of $171.2 million and repayments of long-term debt and capital lease obligations of $101.6 million during 2013. The Company had net draws on floor plan notes payable, non-trade of $46.1 million during 2013. The borrowings of long-term debt were primarily related to units for the rental and leasing operations.

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

Substantially all of the Company’s commercial vehicle purchases are made on terms requiring payment to the manufacturer within 15 days or less from the date the commercial vehicles are invoiced from the factory. On July 11, 2013, the Company entered into the third amendment to its credit agreement with GE Capital. The amendment increased the aggregate loan commitment to $750.0 million. Borrowings under the amended credit agreement will now bear interest per annum, payable monthly, at the three month LIBOR rate, determined on the last day of the prior month, plus 2.03%.  In addition, the Company is required to pay the lenders a monthly working capital fee equal to 0.35% per annum multiplied by the amount of voluntary prepayments of new and used inventory loans. Loans under the credit agreement for the purchase of used inventory are limited to $150.0 million. Pursuant to the third amendment, the credit agreement expires July 11, 2016, although GE Capital has the right to terminate the credit agreement at any time upon 120 days’ written notice. The Company may terminate the credit agreement at any time, although if it does so it must pay the lenders a prepayment processing fee of (i) $15,000,000 if it terminates on or prior to January 11, 2015, (ii) $7,500,000 if it terminates after January 11, 2015 but on or prior to July 11, 2015 and (iii) $300,000 if it terminates thereafter, subject in each case to specified limited exceptions. On December 31, 2013, the Company had approximately $546.1 million outstanding under its credit agreement with GE Capital. The average daily outstanding borrowings under the credit agreement with GE Capital during 2013 were $476.6 million. From time to time, the Company utilizes its excess cash on hand to pay down its outstanding borrowings under its credit agreement with GE Capital, and the resulting interest earned is recognized as an offset to the Company’s gross interest expense under the credit agreement.

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

Contractual Obligations

The Company has certain contractual obligations that will impact its short and long-term liquidity. At December 31, 2013, such obligations were as follows (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Long-term debt obligations (1)	$482,781	$97,243	$222,367	$127,259	$35,912
Capital lease obligations(2)	49,546	11,600	18,084	12,877	6,985
Operating lease obligations(3)	39,959	11,082	14,972	7,471	6,434
Floor plan debt obligation	593,649	593,649	−	−	−
Interest obligations (4)	57,307	29,404	20,078	7,135	690
Purchase obligations(5)	23,822	19,740	1,029	1,134	1,919
Total	$1,247,064	$762,718	$276,530	$155,876	$51,940

(1)     Refer to Note 8 of Notes to Consolidated Financial Statements.

(2)     Refer to Note 10 of Notes to Consolidated Financial Statements. Amounts include interest.

(3)     Refer to Note 10 of Notes to Consolidated Financial Statements.

(4)     In computing interest expense, the Company used its weighted average interest rate outstanding on fixed rate debt to estimate its interest expense on fixed rate debt. The Company used its weighted average variable interest rate on outstanding variable rate debt at December 31, 2013, and added 0.25 percent per year to estimate its interest expense on variable rate debt.

(5)     Purchase obligations represent non-cancelable contractual obligations at December 31, 2013 related to the Company’s construction contracts for facilities in San Antonio, Texas, Orlando, Florida and Dallas, Texas, the Company’s contract with Titan Technology Partners for integration and management services related to the SAP enterprise software and dealership management system implementation and SAP America, Inc. with respect to the Software License Agreement for the SAP enterprise software and dealership management system.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Market risk represents the risk of loss that may impact the financial position, results of operations, or cash flows of the Company due to adverse changes in financial market prices, including interest rate risk, and other relevant market rate or price risks.

The Company is exposed to some market risk through interest rates related to our floor plan financing agreements, variable rate real estate debt and discount rates related to finance sales. The majority of floor plan debt and variable rate real estate debt is based on LIBOR. As of December 31, 2013, the Company had floor plan borrowings and variable interest rate real estate debt of approximately $669.8 million. Assuming an increase or decrease in LIBOR of 100 basis points, annual interest expense could correspondingly increase or decrease by approximately $6.7 million.

The Company offers all customer financing opportunities to various finance providers. The Company receives all finance charges in excess of a negotiated discount rate from the finance providers in the month following the date of the financing. The negotiated discount rate is variable, thus subject to interest rate fluctuations. This interest rate risk is mitigated by the Company’s ability to pass discount rate increases to customers through higher financing rates.

The Company is exposed to some market risk through interest rate swaps on some of the Company’s variable interest rate real estate debt. As of December 31, 2013, the Company had interest rate swaps with a total notional amount of $38.4 million. The swaps were designed to provide a hedge against changes in interest rates on some of the Company’s variable interest rate real estate debt. The swaps are collateralized by the underlying real estate. These interest rate swaps qualify for cash flow hedge accounting treatment and are considered effective. For additional information about the effect of the Company’s derivative instruments on the accompanying consolidated financial statements, see Note 9 – Financial Instruments and Fair Value of the Notes to Consolidated Financial Statements.

The Company is also exposed to some market risk through interest rates related to the investment of our current cash and cash equivalents which totaled $217.3 million on December 31, 2013. These funds are generally invested in variable interest rate instruments in accordance with the Company’s investment policy. As such instruments mature and the funds are reinvested, we are exposed to changes in market interest rates. This risk is mitigated by management’s ongoing evaluation of the best investment rates available for current and noncurrent high quality investments. If market interest rates were to increase or decrease immediately and uniformly by 100 basis points, the Company’s annual interest income could correspondingly increase or decrease by approximately $2.2 million.

In the past, the Company invested in interest-bearing short-term investments consisting of investment-grade auction rate securities classified as available-for-sale. Auctions for investment grade securities held by the Company have failed. The auction rate securities continue to pay interest in accordance with the terms of the underlying security; however, liquidity will be limited until there is a successful auction or until such time as other markets for these investments develop. As of December 31, 2013, the Company holds auction rate securities, with underlying tax-exempt municipal bonds that mature in 2030, that have a fair value of $6.6 million. Given the current market conditions in the auction rate securities market, if the Company determines that the fair value of these securities temporarily decreases by an additional 10%, the Company’s equity could correspondingly decrease by approximately $0.7 million. If it is determined that the fair value of these securities is other-than-temporarily impaired by 10%, the Company could record a loss on its Consolidated Statements of Operations of approximately $0.7 million. For further discussion of the risks related to our auction rate securities, see Note 9 – Financial Instruments and Fair Value of the Notes to Consolidated Financial Statements.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm	44

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting	78

Consolidated Balance Sheets as of December 31, 2013 and 2012	45

Consolidated Statements of Income for the Years Ended December 31, 2013, 2012 and 2011	46

Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2013, 2012 and 2011	47

Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2013, 2012 and 2011	48

Consolidated Statements of Cash Flows for the Years Ended December 31, 2013, 2012 and 2011	49

Notes to Consolidated Financial Statements	50

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of

Rush Enterprises, Inc.

We have audited the accompanying consolidated balance sheets of Rush Enterprises, Inc. and subsidiaries (“the Company”) as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Rush Enterprises, Inc. and subsidiaries at December 31, 2013 and 2012, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Rush Enterprises, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) and our report dated March 3, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Antonio, Texas

March 3, 2014

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Shares and Per Share Amounts)

	December 31,
	2013	2012

Assets
Current assets:
Cash and cash equivalents	$217,305	$198,773
Accounts receivable, net	103,293	89,615
Inventories, net	802,220	690,953
Prepaid expenses and other	14,341	12,088
Deferred income taxes, net	16,277	14,630

Total current assets	1,153,436	1,006,059

Investments	6,628	6,628

Property and equipment, net	739,663	622,112

Goodwill, net	215,464	198,257

Other assets, net	52,607	48,510

Total assets	$2,167,798	$1,881,566

Liabilities and shareholders’ equity
Current liabilities:
Floor plan notes payable	$593,649	$534,520
Current maturities of long-term debt	97,243	80,030
Current maturities of capital lease obligations	10,268	10,673
Trade accounts payable	100,375	62,270
Customer deposits	58,319	29,180
Accrued expenses	69,321	71,773
Total current liabilities	929,175	788,446

Long-term debt, net of current maturities	385,538	319,634
Capital lease obligations, net of current maturities	35,199	39,300
Other long-term liabilities	4,683	2,484
Deferred income taxes, net	147,822	123,756

Shareholders’ equity:
Preferred stock, par value $.01 per share; 1,000,000 shares authorized; 0 shares outstanding in 2013 and 2012	–	–
Common stock, par value $.01 per share; 60,000,000 Class A shares and 20,000,000 Class B shares authorized; 28,910,505 Class A shares and 10,304,518 Class B shares outstanding in 2013; and 27,999,068 Class A shares and 10,792,223 Class B shares outstanding in 2012	414	404
Additional paid-in capital	243,154	222,627
Treasury stock, at cost: 2,194,519 Class B shares	(30,821)	(17,948)
Retained earnings	453,836	404,619
Accumulated other comprehensive loss, net of tax	(1,202)	(1,756)

Total shareholders’ equity	665,381	607,946

Total liabilities and shareholders’ equity	$2,167,798	$1,881,566

The accompanying notes are an integral part of these consolidated financial statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Amounts)

	Year Ended December 31,
	2013	2012	2011

Revenues:
New and used commercial vehicle sales	$2,239,847	$2,149,335	$1,801,964
Parts and service sales	988,317	817,280	675,277
Lease and rental	129,638	100,247	83,426
Finance and insurance	15,320	13,638	10,867
Other	11,583	10,067	9,077

Total revenue	3,384,705	3,090,567	2,580,611

Cost of products sold:
New and used commercial vehicle sales	2,083,439	2,005,776	1,679,170
Parts and service sales	620,030	499,850	408,544
Lease and rental	109,222	84,174	69,620

Total cost of products sold	2,812,691	2,589,800	2,157,334

Gross profit	572,014	500,767	423,277

Selling, general and administrative	450,340	361,727	306,273

Depreciation and amortization	29,925	25,016	20,084

Gain on sale of assets	5	176	418

Operating income	91,754	114,200	97,338

Interest income (expense):
Interest income	41	21	20
Interest expense	(10,734)	(13,038)	(7,181)

Total interest expense, net	10,693	13,017	7,161

Income before taxes	81,061	101,183	90,177

Provision for income taxes	31,844	38,728	34,964

Net income	$49,217	$62,455	$55,213

Earnings per common share - Basic:
Net income	$1.25	$1.62	$1.46

Earnings per common share - Diluted:
Net income	$1.22	$1.57	$1.42

The accompanying notes are an integral part of these consolidated financial statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands)

	Year Ended December 31,
	2013	2012	2011

Net income	$49,217	$62,455	$55,213
Other comprehensive income (loss) before tax and net of reclassification adjustments:
Change in fair value of interest rate swaps	892	317	(1,868)
Unrealized loss on available-for-sale securities	–	–	(947)
Other comprehensive income (loss), before tax	892	317	(2,815)
Income tax expense (benefit) related to components of other comprehensive income	338	124	(1,088)
Other comprehensive income (loss), net of tax	554	193	(1,727)
Comprehensive income	$49,771	$62,648	$53,486

The accompanying notes are an integral part of these consolidated financial statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In Thousands)

	Common Stock Shares Outstanding		$0.01 Par	Additional Pain-In	Treasury	Retained	Accumulated Other Comprehensive
	Class A	Class B	Value	Capital	Stock	Earnings	Loss	Total

Balance, December 31, 2010	26,799	10,700	$391	$195,747	$(17,948)	$286,951	$(222)	$464,919

Stock options exercised (including tax benefit of $1,993)	455	77	5	6,303				6,308
Stock-based compensation related to stock options, restricted shares and employee stock purchase plan				5,683				5,683
Vesting of restricted share awards	90		1	(1)				−
Issuance of common stock under employee stock purchase plan	62		1	837				838
Other comprehensive income (loss)							(1,727)	(1,727)
Net income						55,213		55,213

Balance, December 31, 2011	27,406	10,777	$398	$208,569	$(17,948)	$342,164	$(1,949)	$531,234

Stock options exercised and stock awards (including tax benefit of $1,668)	439	15	4	5,722				5,726
Stock-based compensation related to stock options, restricted shares and employee stock purchase plan				7,332				7,332
Vesting of restricted share awards	83		1	(62)				(61)
Issuance of common stock under employee stock purchase plan	71		1	1,066				1,067
Other comprehensive income							193	193
Net income						62,455		62,455

Balance, December 31, 2012	27,999	10,792	$404	$222,627	$(17,948)	$404,619	$(1,756)	$607,946

Stock options exercised and stock awards (including tax benefit of $2,566)	747	43	8	11,325				11,333
Stock-based compensation related to stock options, restricted shares and employee stock purchase plan				8,645				8,645
Vesting of restricted share awards	85	24	1	(711)				(710)
Issuance of common stock under employee stock purchase plan	80		1	1,268				1,269
Common stock repurchases		(554)			(12,873)			(12,873)
Other comprehensive income							554	554
Net income						49,217		49,217

Balance, December 31, 2013	28,911	10,305	$414	$243,154	$(30,821)	$453,836	$(1,202)	$665,381

The accompanying notes are an integral part of these consolidated financial statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Year Ended December 31,
	2013	2012	2011

Cash flows from operating activities:
Net income	$49,217	$62,455	$55,213
Adjustments to reconcile net income to net cash provided by (used in) operating activities-
Depreciation and amortization	93,486	73,289	56,934
Gain on sale of property and equipment, net	(5)	(176)	(418)
Stock-based compensation expense related to employee stock options and employee stock purchases	8,645	7,332	5,683
Provision for deferred income tax expense	22,081	28,164	28,680
Excess tax benefits from stock-based compensation	(2,566)	(1,668)	(1,628)
Change in accounts receivable, net	(10,358)	14,184	(49,986)
Change in inventories	(67,217)	32,579	(268,178)
Change in prepaid expenses and other, net	(1,789)	558	1,999
Change in trade accounts payable	38,105	(29)	24,366
Draws on floor plan notes payable – trade, net	13,044	34,504	–
Change in customer deposits	29,139	(25,347)	35,297
Change in accrued expenses	1,706	(6,509)	30,669

Net cash provided by (used in) operating activities	173,488	219,336	(81,369)

Cash flows from investing activities:
Acquisition of property and equipment	(191,584)	(170,951)	(148,543)
Proceeds from the sale of property and equipment	633	1,249	10,692
Business acquisitions	(72,725)	(104,571)	(94,630)
Other	(5,992)	(24)	655

Net cash used in investing activities	(269,668)	(274,297)	(231,826)

Cash flows from financing activities:
Draws (payments) on floor plan notes payable – non-trade, net	46,085	(20,677)	282,883
Proceeds from long-term debt	171,166	144,639	144,457
Principal payments on long-term debt	(88,048)	(73,151)	(68,299)
Principal payments on capital lease obligations	(13,511)	(11,584)	(14,048)
Proceeds from issuance of shares relating to employee stock options and employee stock purchases	9,327	5,064	5,518
Excess tax benefits from stock-based compensation	2,566	1,668	1,628
Debt issuance costs	–	–	(145)
Common stock repurchased	(12,873)	–	–

Net cash provided by financing activities	114,712	45,959	351,994

Net increase (decrease) in cash and cash equivalents	18,532	(9,002)	38,799

Cash and cash equivalents, beginning of year	198,773	207,775	168,976

Cash and cash equivalents, end of year	$217,305	$198,773	$207,775

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$24,195	$23,275	$15,237
Income taxes, net of refunds	$9,314	$7,122	$2,032
Noncash investing and financing activities:
Assets acquired under capital leases	$9,005	$15,892	$17,400

The accompanying notes are an integral part of these consolidated financial statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.                     ORGANIZATION AND OPERATIONS:

Rush Enterprises, Inc. (the “Company”) was incorporated in 1965 under the laws of the State of Texas. The Company operates a network of commercial vehicle dealerships that primarily sell commercial vehicles manufactured by Peterbilt, International, Hino, Ford, Isuzu, Mitsubishi Fuso, IC Bus or Blue Bird. Through its dealership network, the Company provides one-stop service for the needs of its customers, including retail sales of new and used commercial vehicles, aftermarket parts sales, service and repair facilities, financing, leasing and rental, and insurance products. The Company’s Rush Truck Centers are located throughout the United States.

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

Inventories

Inventories are stated at the lower of cost or market value. Cost is determined by specific identification of new and used commercial vehicle inventory and by the first-in, first-out method for parts and accessories. An allowance is provided when it is anticipated that cost will exceed net realizable value plus a reasonable profit margin.

Property and Equipment

Property and equipment are stated at cost and depreciated over their estimated useful lives. Leasehold improvements are amortized over the useful life of the improvement, or the term of the lease, whichever is shorter. Provision for depreciation of property and equipment is calculated primarily on a straight-line basis. The Company capitalizes interest on borrowings during the active construction period of major capital projects. Capitalized interest, when incurred, is added to the cost of underlying assets and is amortized over the estimated useful life of such assets. The Company capitalized interest of approximately $128,000 related to major capital projects during 2013. The cost, accumulated depreciation and amortization and estimated useful lives are summarized as follows (in thousands):

	2013	2012	Estimated Life (Years)
Land	$81,196	$69,965			–
Buildings and improvements	205,778	174,953	31	–	39
Leasehold improvements	25,681	24,710	2	–	39
Machinery and shop equipment	42,274	40,581	5	–	20
Furniture, fixtures and computers	45,723	39,993	3	–	15
Transportation equipment	45,005	40,103	2	–	15
Lease and rental vehicles	547,557	443,035	2	–	8
Construction in progress	6,000	6,605
Accumulated depreciation and amortization	(259,551)	(217,833)

Total	$739,663	$622,112

As of December 31, 2013, the Company had $43.6 million in lease and rental vehicles under various capital leases included in property and equipment, net of accumulated amortization of $21.7 million. The Company recorded depreciation expense of $82.3 million and amortization expense of $11.2 million for the year ended December 31, 2013, and depreciation expense of $62.3 million and amortization expense of $11.0 million for the year ended December 31, 2012. Depreciation and amortization of vehicles related to lease and rental operations is included in lease and rental cost of products sold.

Goodwill

Goodwill is the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations accounted for under the purchase method. The Company tests goodwill for impairment annually in the fourth quarter, or when indications of potential impairment exist. These indicators would include a significant change in operating performance, or a planned sale or disposition of a significant portion of the business, among other factors. The Company tests for goodwill impairment utilizing a fair value approach at the reporting unit level. A reporting unit is an operating segment, for which discrete financial information is prepared and regularly reviewed by segment management. The Company has deemed its reporting unit to be the Truck Segment, which is the level at which management regularly reviews operating results and makes resource allocation decisions.

The impairment test for goodwill involves comparing the fair value of a reporting unit to its carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, a second step is required to measure the goodwill impairment loss. The second step includes hypothetically valuing all the tangible and intangible assets of the reporting unit as if the reporting unit had been acquired in a business combination and comparing the hypothetical implied fair value of the reporting unit's goodwill to the carrying amount of that goodwill. If the carrying amount of the reporting unit's goodwill exceeds the hypothetical implied fair value of the goodwill, the Company would recognize an impairment loss in an amount equal to the excess, not to exceed the carrying amount. The Company determines the fair values calculated in an impairment test using the discounted cash flow method, which requires assumptions and estimates regarding future revenue, expenses and cash flow projections. The analysis is based upon available information regarding expected future cash flows of its reporting unit discounted at rates consistent with the cost of capital specific to the reporting unit.

No impairment write down was required in the fourth quarter of 2013. However, the Company cannot predict the occurrence of certain events that might adversely affect the reported value of goodwill in the future.

The following table sets forth the change in the carrying amount of goodwill for the Company for the period ended December 31, 2013 (in thousands):

Balance January 1, 2013	$198,257
Adjustment to acquisition of MVI Group	25
Acquisition of Larson Group (See Note 15)	1,000
Acquisition of Midwest Truck Sales (See Note 15)	5,624
Acquisition of TransAuthority, Inc. (See Note 15)	7,727
Acquisition of Prairie International Trucks (See Note 15)	2,831
Balance December 31, 2013	$215,464

Other Assets

The total capitalized costs of the SAP enterprise software and SAP dealership management system of $40.8 million, including capitalized interest, are recorded on the Consolidated Balance Sheet in Other Assets, net of accumulated amortization of $7.1 million. The SAP software is being amortized over a period of 15 years. The Company is currently operating 48 Rush Truck Centers and all of its leasing operations on the SAP enterprise software and SAP dealership management system, which represent approximately 65% of total revenue for the year ended December 31, 2013. The Company plans to convert all of its locations to the SAP enterprise software and SAP dealership management system by the end of the first quarter of 2015.

Amortization expense relating to the SAP software, which is recognized in depreciation and amortization expense in the Consolidated Statement of Income, was $3.0 million for the year ended December 31, 2013, $3.0 million for the year ended December 31, 2012, and $1.3 million for the year ended December 31, 2011. The Company estimates that amortization expense relating to intangible assets will be approximately $3.2 million for each of the next five succeeding years.

The Company’s only significant identifiable intangible assets, other than goodwill, are rights under franchise agreements with manufacturers. The fair value of the franchise right is determined at the acquisition date by discounting the projected cash flows specific to each acquisition. The carrying value of the Company’s manufacturer franchise rights was $4.5 million at December 31, 2013 and 2012 and is included in Other Assets on the accompanying consolidated balance sheets. The Company has determined that manufacturer franchise rights have an indefinite life as there are no economic or other factors that limit their useful lives and they are expected to generate cash flows indefinitely due to the historically long lives of the manufacturers’ brand names. Furthermore, to the extent that any agreements evidencing manufacturer franchise rights have expiration dates, the Company expects that it will be able to renew those agreements in the ordinary course of business. Due to the fact that manufacturer franchise rights are specific to geographic region, the Company has determined that the geographic region is the appropriate level for purposes of testing franchise rights for impairment. The Company does not amortize manufacturer franchise rights.

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

No impairment write down was required in the fourth quarter of 2013. However, the Company cannot predict the occurrence of certain events that might adversely affect the reported value of manufacturer franchise rights in the future.

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

The Company’s income tax returns are periodically audited by U.S. federal, state and local tax authorities. These audits include questions regarding the Company’s tax filing positions, including the timing and amount of deductions. At any time, multiple tax years are subject to audit by the various tax authorities. In evaluating the tax benefits associated with the Company’s various tax filing positions, the Company records a tax benefit for uncertain tax positions. A number of years may elapse before a particular matter for which the Company has established a liability is audited and effectively settled. The Company adjusts its liability for unrecognized tax benefits in the period in which it determines the issue is effectively settled with the tax authorities, the statute of limitations expires for the relevant taxing authority to examine the tax position, or when more information becomes available. The Company includes its liability for unrecognized tax benefits, including accrued interest, in accrued liabilities on the Company’s Consolidated Balance Sheet and in income tax expense in the Company’s Consolidated Statement of Income. Unfavorable settlement of any particular issue would require use of the Company’s cash and a charge to income tax expense. Favorable resolution would be recognized as a reduction to income tax expense at the time of resolution.

Additionally, despite the Company’s belief that its tax return positions are consistent with applicable tax law, management expects that certain positions may be challenged by taxing authorities. Settlement of any challenge can result in no change, a complete disallowance, or some partial adjustment reached through negotiations.

Revenue Recognition Policies

Income on the sale of a vehicle is recognized when the Company and a customer execute a purchase contract, delivery has occurred and there are no significant uncertainties related to financing or the purchase price is paid by the customer. The Company generally sells finance contracts it enters into with customers to finance the purchase of commercial vehicles to third parties. These finance contracts are sold both with and without recourse. A majority of the Company’s finance contracts are sold without recourse. Finance income is recognized by the Company upon the sale of such finance contracts to the finance companies, net of a provision for estimated repossession losses and early repayment penalties.

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

In May 2013, the Company entered into a Retirement and Transition Agreement with the Company’s former Chairman, W. Marvin Rush, which resulted in the recognition of $10.8 million in retirement pay and benefits recorded in selling, general and administrative expense on the Consolidated Statements of Income and Comprehensive Income. The current portion of the accrual for the unpaid retirement pay and benefits of $1.0 million is a component of accrued liabilities and the long-term portion of the accrual for the unpaid retirement pay and benefits of $2.0 million is a component of other long-term liabilities in the Consolidated Balance Sheet as of December 31, 2013.

Stock Based Compensation

The Company applies the provisions of ASC topic 718-10, “Compensation – Stock Compensation,” which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including grants of employee stock options, restricted stock units, restricted stock awards and employee stock purchases under the Employee Stock Purchase Plan based on estimated fair values.

The Company uses the Black-Scholes option-pricing model to estimate the fair value of share-based payment awards on the date of grant. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods.

Compensation expense for all share-based payment awards is recognized using the straight-line single-option method. Stock-based compensation expense is recognized based on awards expected to vest. Accordingly, stock based compensation expense has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The Company’s determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include the Company’s expected stock price volatility over the term of the awards and actual and projected stock option exercise behaviors. Option-pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. Because the Company’s stock options have characteristics that are significantly different from traded options and because changes in the subjective assumptions can materially affect the estimated value, in management’s opinion, the existing valuation models may not provide an accurate measure of the fair value that value may not be indicative of the fair value observed in a market transaction between a willing buyer and a willing seller.

The following table reflects the weighted-average fair value of stock options granted during each period using the Black-Scholes option valuation model with the following weighted-average assumptions used:

	2013	2012	2011
Expected stock volatility	49.59%	53.64%	51.5%
Weighted-average stock volatility	49.59%	53.64%	51.5%
Expected dividend yield	0.0%	0.0%	0.0%
Risk-free interest rate	1.22%	1.11%	2.00%
Expected life (years)	6.5	5.0	5.0
Weighted-average fair value of stock options granted	$12.69	$10.95	$8.68

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

Advertising Costs

Advertising costs are expensed as incurred. Advertising and marketing expense was $6.8 million for 2013, $4.4 million for 2012 and $3.7 million for 2011. Advertising and marketing expense is included in selling, general and administrative expense.

Accounting for Internal Use Software

The Company's accounting policy with respect to accounting for computer software developed or obtained for internal use is consistent with ASC topic 350-40, which provides guidance on accounting for the costs of computer software developed or obtained for internal use and identifies characteristics of internal-use software.  The Company has capitalized software costs, including capitalized interest, of approximately $40.8 million at December 31, 2013, net of accumulated amortization of $7.1 million, and $40.9 million, net of accumulated amortization of $4.1 million at December 31, 2012.

Insurance

The Company is partially self-insured for a portion of the claims related to its property and casualty insurance programs. Accordingly, the Company is required to estimate expected losses to be incurred. The Company engages a third-party administrator to assess any open claims and the Company adjusts its accrual accordingly on an annual basis. The Company is also partially self-insured for a portion of the claims related to its worker’s compensation and medical insurance programs. The Company uses actuarial information provided from third-party administrators to calculate an accrual for claims incurred, but not reported, and for the remaining portion of claims that have been reported.

Derivative Instruments and Hedging Activities

The Company utilizes derivative financial instruments to manage its interest rate risk. The types of risks hedged are those relating to the variability of cash flows and changes in the fair value of the Company’s financial instruments caused by fluctuations in interest rates. The Company assesses hedge effectiveness at the inception and during the term of each hedge. Derivatives are reported at fair value on the accompanying Consolidated Balance Sheets.

At December 31, 2013, the Company had an aggregate $38.4 million notional amount of interest rate swap contracts, which have been designated as cash flow hedges, to pay fixed rates of interest and receive a floating interest rate based on LIBOR. The fixed interest rates specified in the interest rate swap contracts became effective on or about January 1, 2012.

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

Acquisitions

The Company uses the acquisition method of accounting for the recognition of assets acquired and liabilities assumed with acquisitions at their estimated fair values as of the date of acquisition. Any excess consideration transferred over the estimated fair values of the identifiable net assets acquired is recorded as goodwill. While the Company uses its best estimates and assumptions to measure the fair value of the identifiable assets acquired and liabilities assumed at the acquisition date, the estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, not to exceed one year from the date of acquisition, any changes in the estimated fair values of the net assets recorded for the acquisitions will result in an adjustment to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to our consolidated statements of income.

New Accounting Pronouncements

In July 2013, the FASB issued Accounting Standards Update No. 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists" ("ASU No. 2013-11"). ASU No. 2013-11 requires an entity to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, with limited exceptions. ASU No. 2013-11 is effective for interim and annual periods beginning after December 15, 2013, and may be applied retrospectively. The adoption of the provisions of ASU No. 2013-11 is not expected to have a material impact on the company's financial position or results of operations.

3.                     SUPPLIER AND CUSTOMER CONCENTRATION:

Major Suppliers and Dealership Agreements

The Company has entered into dealership agreements with various manufacturers of commercial vehicles and buses (“Manufacturers”). These agreements are nonexclusive agreements that allow the Company to stock, sell at retail and service commercial vehicles and products of the Manufacturers in the Company’s defined market. The agreements allow the Company to use the Manufacturers’ names, trade symbols and intellectual property and expire as follows:

Manufacturer	Expiration Dates
Peterbilt	May 2014 through March 2016
International	May 2015 through September 2018
Isuzu	Indefinite
Hino	Indefinite
Ford	Indefinite
Blue Bird	August 2014
IC Bus	May 2015 through December 2017

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

The Company purchases its new Peterbilt vehicles from Peterbilt and most of its parts from PACCAR, Inc., the parent company of Peterbilt, at prevailing prices charged to all franchised dealers. Sales of new Peterbilt trucks accounted for approximately 65.5% of the Company’s new vehicle sales for the year ended December 31, 2013, 75.1% of the Company’s new vehicle sales for the year ended December 31, 2012, and 74.1% of the Company’s new vehicle sales for the year ended December 31, 2011.

Primary Lenders

The Company purchases its new and used commercial vehicle inventories with the assistance of floor plan financing programs. The Company’s floor plan financing agreements provide that the occurrence of certain events will be considered events of default. There were no known events of default as of December 31, 2013. In the event that the Company’s floor plan financing becomes insufficient, or its relationship with any of its current primary lenders terminates, the Company would need to obtain similar financing from other sources. Management believes it can obtain additional floor plan financing or alternative financing if necessary.

The Company also acquires lease and rental vehicles with the assistance of financing agreements with PACCAR Leasing Company and Wells Fargo. The financing agreements are secured by a lien on the acquired vehicle. The terms of the financing agreements are similar to the corresponding lease agreements with the Company’s customers.

The Company’s long-term real estate debt agreements and floor plan financing arrangements require the Company to satisfy various financial ratios such as the debt to worth ratio, leverage ratio, the fixed charge coverage ratio and certain requirements for tangible net worth and GAAP net worth. As of December 31, 2013, the Company was in compliance with all debt covenants. The Company does not anticipate any breach of the covenants in the foreseeable future.

Concentrations of Credit Risks

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. The Company places its cash and cash equivalents with what it considers to be quality financial institutions based on periodic assessments of such institutions. Our cash and cash equivalents may be uninsured or in deposit accounts that exceed the Federal Deposit Insurance Corporation insurance limit.

The Company controls credit risk through credit approvals and by selling a majority of its trade receivables, other than vehicle accounts receivable, without recourse. Concentrations of credit risk with respect to trade receivables are reduced because a large number of geographically diverse customers make up the Company’s customer base; however, substantially all of the Company’s business is concentrated in the United States commercial vehicle markets and related aftermarkets.

The Company generally sells finance contracts it enters into with customers to finance the purchase of commercial vehicles to third parties. These finance contracts are sold both with and without recourse. A majority of the Company’s finance contracts are sold without recourse. The Company provides an allowance for doubtful receivables and a reserve for repossession losses related to finance contracts sold with recourse. Historically, the Company’s allowance and reserve have covered losses inherent in these receivables.

4.                     ACCOUNTS RECEIVABLE:

The Company’s accounts receivable, net, consisted of the following (in thousands):

	December 31,
	2013	2012

Trade accounts receivable from sale of vehicles	$42,830	$40,840
Trade receivables other than vehicles	27,387	18,893
Warranty claims	10,616	8,762
Other accounts receivable	23,700	22,104
Less allowance for bad debt and warranty receivable	(1,240)	(984)

Total	$103,293	$89,615

5.                     INVENTORIES:

The Company’s inventories, net, consisted of the following (in thousands):

	December 31,
	2013	2012

New commercial vehicles	$566,396	$494,496
Used commercial vehicles	75,731	53,630
Parts and accessories	157,873	142,186
Other	14,031	11,073
Less allowance	(11,811)	(10,432)

Total	$802,220	$690,953

6.                     VALUATION ACCOUNTS:

Valuation and allowance accounts include the following (in thousands):

	Balance Beginning of Year	Net Charged to Costs and Expenses	Acquisitions	Net Write-Offs	Balance End of Year

2013
Reserve for accounts receivable	$540	$1,163		$(882)	$821
Reserve for warranty receivable	444	626		(651)	419
Reserve for parts inventory	3,593	2,560		(1,737)	4,416
Reserve for commercial vehicle inventory	6,839	13,020		(12,464)	7,395

2012
Reserve for accounts receivable	$480	$922		$(862)	$540
Reserve for warranty receivable	480	334		(370)	444
Reserve for parts inventory	3,406	1,796		(1,609)	3,593
Reserve for commercial vehicle inventory	1,624	12,944		(7,729)	6,839

2011
Reserve for accounts receivable	$1,040	$627		$(1,187)	$480
Reserve for warranty receivable	279	336		(135)	480
Reserve for parts inventory	2,055	1,909	$650	(1,208)	3,406
Reserve for commercial vehicle inventory	1,275	5,807		(5,458)	1,624

Allowance for Doubtful Receivables

The Company sells a majority of its customer accounts receivable on a non-recourse basis to a third-party that is responsible for qualifying the customer for credit at the point of sale. If the third-party approves the customer for credit, then the third-party assumes all credit risk related to the transaction. The Company provides an allowance for doubtful receivables after considering historical loss experience and other factors that might affect the collection of accounts receivable.

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

7.                     FLOOR PLAN NOTES PAYABLE AND LINES OF CREDIT:

Floor Plan Notes Payable

Floor plan notes are financing agreements to facilitate the Company’s purchase of new and used commercial vehicles. These notes are collateralized by the inventory purchased and accounts receivable arising from the sale thereof. The Company’s credit agreement with GE Capital provides for a loan commitment of up to $750.0 million and has the interest rate benchmarked to LIBOR, as defined in the agreement.

The interest rate under the credit agreement is the three month LIBOR rate plus 2.03%. The interest rate applicable to the GE Capital credit agreement was approximately 2.27% at December 31, 2013. The Company utilizes its excess cash on hand to pay down its outstanding borrowings under its credit agreement with GE Capital, and the resulting interest earned is recognized as an offset to the Company’s gross interest expense under the floor plan credit agreement. The Company is required to pay the lenders a monthly working capital fee equal to 0.35% per annum multiplied by the amount of voluntary prepayments of new and used inventory loans. GE Capital may terminate this credit agreement without cause upon 120 days written notice.

The Company finances substantially all of the purchase price of its new commercial vehicle inventory, and the loan value of its used commercial vehicle inventory under the credit agreement with GE Capital, under which GE Capital pays the manufacturer directly with respect to new commercial vehicles. Amounts borrowed under the agreement are due when the related commercial vehicle inventory (collateral) is sold and the sales proceeds are collected by the Company. Pursuant to the third amendment, the credit agreement expires July 11, 2016, although GE Capital has the right to terminate the credit agreement at any time upon 120 days’ written notice. We may terminate the credit agreement at any time, although, if we do so, we must pay the lenders a prepayment processing fee of (i) $15,000,000 if it terminates on or prior to January 11, 2015; (ii) $7,500,000 if it terminates after January 11, 2015, but on or prior to July 11, 2015; and (iii) $300,000 if it terminates thereafter, subject in each case to specified limited exceptions. On December 31, 2013, the Company had approximately $546.1 million outstanding under its credit agreement with GE Capital.

In June 2012, the Company entered into a wholesale financing agreement with Ford Motor Credit Company that provides for the financing of, and is collateralized by, the Company’s Ford new vehicle inventory. This wholesale financing agreement bears interest at a rate of Prime plus 150 basis points minus certain incentives and rebates; however, the prime rate is defined to be a minimum of 3.75%. As of December 31, 2013, the interest rate on the wholesale financing agreement was 5.25% before considering the applicable incentives. On December 31, 2013, the Company had an outstanding balance of $47.5 million under the Ford Motor Credit Company wholesale financing agreement.

The Company’s weighted average interest rate for floor plan notes payable was 1.26% for the year ended December 31, 2013, and 1.42% for the year ended December 31, 2012, which is net of interest related to prepayments of new and used inventory loans.

Assets pledged as collateral were as follows (in thousands):

	December 31,
	2013	2012
Inventories, new and used vehicles at cost based on specific identification, net of allowance	$634,732	$541,287
Vehicle sale related accounts receivable	42,830	40,840

Total	$677,562	$582,127

Floor plan notes payable related to vehicles	$593,649	$534,520

Lines of Credit

The Company has a secured line of credit that provides for a maximum borrowing of $15.0 million. There were no advances outstanding under this secured line of credit at December 31, 2013; however, $8.0 million was pledged to secure various letters of credit related to self-insurance products, leaving $7.0 million available for future borrowings as of December 31, 2013.

8.                     LONG-TERM DEBT:

Long-term debt was comprised of the following (in thousands):

	December 31,
	2013	2012

Variable interest rate term notes	$76,162	$80,463
Fixed interest rate term notes	406,619	319,201

Total debt	482,781	399,664

Less: current maturities	(97,243)	(80,030)

Total long-term debt, net of current maturities	$385,538	$319,634

As of December 31, 2013, debt maturities were as follows (in thousands):

2014	$97,243
2015	110,185
2016	112,182
2017	75,756
2018	51,503
Thereafter	35,912

Total	$482,781

The interest rates on the Company’s variable interest rate notes are based on LIBOR. The interest rates on the notes range from approximately 1.6% to 3.0% on December 31, 2013. Payments on the notes range from approximately $1,910 to $80,000 per month, plus interest. Maturities of these notes range from August 2014, to December 2018.

The Company’s fixed interest rate notes are with financial institutions and had interest rates that ranged from approximately 2.5% to 8.5% on December 31, 2013. Payments on the notes range from $152 to $32,840 per month, plus interest. Maturities of these notes range from January 2014, to December 2023.

The proceeds from the issuance of the notes were used primarily to acquire land, buildings and improvements, transportation equipment and leasing vehicles. The notes are secured by the assets acquired with the proceeds of such notes.

The Company’s long-term real estate debt agreements and floor plan arrangement require the Company to satisfy various financial ratios such as the debt to worth ratio, leverage ratio, the fixed charge coverage ratio and certain requirements for tangible net worth and GAAP net worth. As of December 31, 2013, the Company was in compliance with all debt covenants related to debt secured by real estate. The Company does not anticipate any breach of the covenants in the foreseeable future.

9.                     FINANCIAL INSTRUMENTS AND FAIR VALUE:

The Company measures certain financial assets and liabilities at fair value on a recurring basis. Financial instruments consist primarily of cash, accounts receivable, accounts payable and floor plan notes payable. The carrying values of the Company’s financial instruments approximate fair value due either to their short-term nature or existence of variable interest rates, which approximate market rates. Certain methods and assumptions were used by the Company in estimating the fair value of financial instruments at December 31, 2013, and 2012. The carrying value of current assets and current liabilities approximates the fair value due to the short maturity of these items.

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

As of December 31, 2013 and 2012, the Company held auction rate securities with underlying tax-exempt municipal bonds that mature in 2030 that have a fair value of $6.6 million and a cost basis of $7.6 million. These bonds have credit wrap insurance and a credit rating of A2 by a major credit rating agency.

The Company valued the auction rate securities at December 31, 2013 using a discounted cash flow model based on the characteristics of the individual securities, which the Company believes yields the best estimate of fair value. The first step in the valuation included a credit analysis of the security which considered various factors including the credit quality of the issuer, the instrument’s position within the capital structure of the issuing authority, and the composition of the authority’s assets including the effect of insurance and/or government guarantees. Next, the future cash flows of the instruments were projected based on certain assumptions regarding the auction rate market significant to the valuation including the auction rate market will remain illiquid and auctions will continue to fail causing the interest rate to be the maximum applicable rate. This assumption resulted in discounted cash flow analysis being performed through 2019, the point at which the Company estimates the securities will be redeemed by the municipality. The projected cash flows were then discounted using the applicable yield curve plus a 225 basis point liquidity premium added to the applicable discount rate.

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

The table below presents disclosures about the auction rate securities measured at fair value on a recurring basis in the Company’s financial statements as follows (in thousands):

	At December 31, 2013			At December 31, 2012
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Investment in auction rate securities	$—	$—	$6,628	$—	$—	$6,628

	Cost Basis Amount	Gross Unrealized Loss In Accumulated OCI	Fair Value
December 31, 2013
Investment in auction rate securities	$7,575	$947	$6,628

December 31, 2012
Investment in auction rate securities	$7,575	$947	$6,628

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

At December 31, 2013, the Company had an aggregate $38.4 million notional amount of interest rate swap contracts, which have been designated as cash flow hedges, to pay fixed rates of interest and receive a floating interest rate based on LIBOR. The fixed interest rates specified in the interest rate swap contracts became effective on or about January 1, 2012. The Company’s interest rate swaps qualify for cash flow hedge accounting treatment.  Unrealized gains or losses are recorded in accumulated other comprehensive income. Realized gains and losses will be recognized in interest expense, if they occur. Amounts to be received or paid under the contracts will be recognized as interest expense over the life of the contracts. There was no ineffectiveness for these swaps during the years ended December 31, 2013 and December 31, 2012.

The fair value of cash flow hedges is calculated as the present value of expected future cash flows, determined on the basis of forward interest rates and present value factors. As such, the carrying amounts for these swaps are designated to be Level 2 fair values and totaled $1.0 million as of December 31, 2013. The carrying value of these swaps is included in Other Long-Term Liabilities on the accompanying Consolidated Balance Sheet as of December 31, 2013.

As of December 31, 2013 the Company was party to derivative financial instruments, as described in the following table (in thousands):

Agreement	Current Notional Amount	Fixed Interest Rate	Underlying Rate	Expiration Date	Fair Value
Interest Rate Swap	$1,871	5.075%	3 month LIBOR	July 1, 2015	$(53)
Interest Rate Swap	3,864	5.075%	3 month LIBOR	July 1, 2015	(108)
Interest Rate Swap	6,690	5.39%	1 month LIBOR	December 31, 2014	(135)
Interest Rate Swap	1,293	5.39%	1 month LIBOR	December 31, 2014	(26)
Interest Rate Swap	2,302	5.39%	1 month LIBOR	December 31, 2014	(46)
Interest Rate Swap	5,208	5.39%	1 month LIBOR	December 31, 2014	(105)
Interest Rate Swap	4,784	5.38%	1 month LIBOR	June 29, 2015	(158)
Interest Rate Swap	736	5.29%	1 month LIBOR	June 30, 2015	(24)
Interest Rate Swap	1,411	5.29%	1 month LIBOR	June 30, 2015	(45)
Interest Rate Swap	7,114	5.29%	1 month LIBOR	June 30, 2015	(226)
Interest Rate Swap	614	5.29%	1 month LIBOR	June 30, 2015	(20)
Interest Rate Swap	2,465	5.29%	1 month LIBOR	June 30, 2015	(78)

Fair values of derivative instruments are on the accompanying Consolidated Balance Sheet as follows (in thousands):

		Fair Value at
Derivative Liabilities Designated as Hedging Instruments	Balance Sheet Location	December 31, 2013	December 31, 2012
Interest Rate Swaps	Other Long-Term Liabilities	$1,024	$1,915

(in thousands)	Gain (Loss) Recognized in OCI on Derivatives (Effective Portion) during the Year Ended		Location of Loss	Loss Reclassified from Accumulated OCI into Income (Effective Portion) during the Year Ended
	December 31, 2013	December 31, 2012	Reclassified into Income	December 31, 2013	December 31, 2012
Interest rate swaps	$892	$317	Interest Expense	$(290)	$(393)

10.                   LEASING ACTIVITIES:

Vehicle Leases as Lessee

The Company leases vehicles, as lessee, primarily over periods ranging from one to ten years under operating lease and capital lease arrangements. Generally, the Company is required to incur all operating costs and pay a minimum rental. The Company guarantees the residual value of vehicles under operating lease and capital lease arrangements. At December 31, 2013, the Company guaranteed vehicle residual values of $3.5 million under operating lease arrangements and $18.0 million under capital lease arrangements. Historically, the Company purchases these vehicles at the end of the lease term and recognizes a gain on the subsequent sale of the vehicle. The residual values are not reflected in the future minimum lease payments for operating leases. Vehicle lease expenses were approximately $2.3 million for the year ended December 31, 2013, $2.8 million for the year ended December 31, 2012, and $2.8 million for the year ended December 31, 2011.

As discussed below, these vehicles are then subleased by the Company to customers under various agreements. Future minimum sublease rentals to be received by the Company under non-cancelable subleases, as described below, are $43.5 million.

Future minimum lease payments under capital and non-cancelable vehicle leases as of December 31, 2013, are as follows (in thousands):

	Capital Leases	Operating Leases
2014	$11,600	$801
2015	9,946	319
2016	8,138	73
2017	6,141	27
2018	6,736	—
Thereafter	6,985	—

Total minimum lease payments	$49,546	$1,220
Less amount representing interest	(4,079)
Present value of net minimum capital lease payments	45,467
Less current portion	(10,268)
Obligations under capital leases less current portion	$35,199

Customer Vehicle Leases as Lessor

The Company leases both owned and leased vehicles to customers primarily over periods of one to ten years under operating lease arrangements, which require a minimum rental payment and a contingent rental payment based on mileage. Rental income during the year ended December 31, 2013, consisted of minimum rental payments of approximately $112.0 million and contingent rental payments of $18.1 million. Rental income during the year ended December 31, 2012, consisted of minimum rental payments of approximately $86.3 million and contingent rental payments of $13.8 million. Rental income during the year ended December 31, 2011, consisted of minimum rental payments of approximately $68.3 million and contingent rental payments of $10.6 million. Minimum rental payments to be received for non-cancelable leases and subleases in effect at December 31, 2013, are as follows (in thousands):

2014	$82,545
2015	74,302
2016	59,543
2017	43,737
2018	26,152
Thereafter	17,808

Total	$304,087

As of December 31, 2013, the Company had $405.2 million of lease vehicles included in property and equipment, net of accumulated depreciation of $142.4 million. As of December 31, 2012, the Company had $327.4 million of lease vehicles included in property and equipment, net of accumulated depreciation of $115.6 million.

Other Leases - Land and Buildings

The Company leases various assets under operating leases with expiration dates ranging from February 2014 through April 2027. Monthly rental payments range from approximately $275 per month to $61,800 per month. Rental expense was $9.1 million for the year ended December 31, 2013, $6.8 million for the year ended December 31, 2012, and $5.7 million for the year ended December 31, 2011. Future minimum lease payments under non-cancelable leases at December 31, 2013, are as follows (in thousands):

2014	$10,281
2015	8,156
2016	6,424
2017	4,351
2018	3,093
Thereafter	6,434

Total	$38,739

11.                   SHARE BASED COMPENSATION AND EMPLOYEE BENEFIT PLANS:

Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan that allows eligible employees to contribute up to $10,625 of their base earnings every six months toward the semi-annual purchase of the Company’s Class A Common Stock. The employee’s purchase price is 85% of the lesser of the closing price of the Class A Common Stock on the first business day or the last business day of the semi-annual offering period, as reported by The NASDAQ Global Select Market. Employees may purchase shares having a fair market value of up to $25,000 (measured as of the first day of each semi-annual offering period) for each calendar year. Under the Employee Stock Purchase Plan, there are approximately 314,000 shares remaining of the 900,000 shares of the Company’s Class A Common Stock that have been reserved for issuance. The Company issued 79,681 shares under the Employee Stock Purchase Plan during the year ended December 31, 2013 and 70,998 shares during the year ended December 31, 2012. Of the 5,295 employees eligible to participate, 659 elected to participate in the plan as of December 31, 2013.

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

The Director Plan is designed to attract and retain highly qualified non-employee directors. Prior to 2008, each non-employee director received options to purchase 20,000 shares of the Company’s Class A Common Stock upon their respective date of appointment and each year on the date that they are elected or reelected by the shareholders to serve on the Board of Directors. Each option has a ten year term from the grant date and vested immediately. Currently, each non-employee director receives a grant of the Company’s Class A Common Stock equivalent to a compensation value of $125,000. In 2012, the non-employee directors each received a grant of 7,901 shares of the Company’s Class A common, for total compensation equivalent to $125,000. In 2013, three non-employee directors received a grant of 4,512 shares of the Company’s Class A Common Stock and one non-employee director received a grant of 2,707 shares of the Company’s Class A Common Stock and $50,000 cash, for total compensation equivalent to $125,000. Under the Director Plan, there are approximately 239,000 shares remaining for issuance of the 500,000 shares of the Company’s Class A Common Stock that have been reserved for issuance. The Company granted 16,243 shares of Class A Common Stock under the Director Plan during the year ended December 31, 2013 and 31,604 shares of Class A Common Stock under the Director Plan during the year ended December 31, 2012.

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

The aggregate number of shares of common stock subject to stock options or SARs that may be granted to any one participant in any year under the 2007 Incentive Plan is 100,000 shares of Class A Common Stock or 100,000 shares of Class B Common Stock. Each option, granted pursuant to the 2007 Incentive Plan, has a ten year term from the grant date and vests in three equal annual installments beginning on the third anniversary of the grant date. The Company has 4,550,000 shares of Class A Common Stock and 450,000 shares of Class B Common Stock reserved for issuance upon exercise of any awards granted under the Company’s 2007 Incentive Plan. As of December 31, 2013, approximately 765,000 shares of Class A Common Stock and 209,000 shares of Class B Common Stock are available for issuance upon exercise of any awards granted under the Company’s 2007 Incentive Plan. The Company issues new shares of its Class A or Class B Common Stock upon the exercise of stock options or vesting of restricted stock units. During the year ended December 31, 2013, the Company granted 400,633 options to purchase Class A Common Stock and 241,930 restricted Class B Common Stock awards under the 2007 Incentive Plan. During the year ended December 31, 2012, the Company granted 636,320 options to purchase Class A Common Stock and 129,635 restricted Class A Common Stock units under the 2007 Incentive Plan.

Valuation and Expense Information

Stock-based compensation expense related to stock options, restricted stock awards, restricted stock units and employee stock purchases was $8.6 million for the year ended December 31, 2013, $7.3 million for the year ended December 31, 2012, and $5.7 million for the year ended December 31, 2011.

Cash received from options exercised and shares purchased under all share-based payment arrangements was $10.0 million for the year ended December 31, 2013, $5.1 million for the year ended December 31, 2012, and $5.5 million for the year ended December 31, 2011.

A summary of the Company’s stock option activity and related information for the year ended December 31, 2013, follows:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value

Balance of Outstanding Options at January 1, 2013	4,037,266	$14.52
Granted	400,633	25.70
Exercised	(775,543)	11.31
Forfeited	(20,200)	18.70

Balance of Outstanding Options at December 31, 2013	3,642,156	$16.41	6.05	$48,215,975

Expected to vest after December 31, 2013	2,039,144	$19.50	7.55	$20,706,571
Vested and exercisable at December 31, 2013	1,489,216	$12.08	3.91	$26,163,467

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the weighted-average of the closing price as of December 31, 2013, of the Company’s Class A common of $29.65. The total intrinsic value of options exercised was $10.5 million during the year ended December 31, 2013, $5.6 million during the year ended December 31, 2012, and $5.2 million during the year ended December 31, 2011.

A summary of the status of the number of shares underlying Company’s non-vested stock options as of December 31, 2013, and changes during the year ended December 31, 2013, follows:

Non-vested Shares	Number of Shares	Weighted Average Grant Date Fair Value

Non-vested at January 1, 2013	2,423,608	$7.48
Granted	400,633	12.69
Vested	(651,101)	5.16
Forfeited	(20,200)	8.68

Non-vested at December 31, 2013	2,152,940	$9.13

The total fair value of vested options was $3.4 million during the year ended December 31, 2013, $2.4 million during the year ended December 31, 2012, and $2.5 million during the year ended December 31, 2011. The weighted-average grant date fair value of options granted was $12.69 per share during the year ended December 31, 2013, $10.95 per share during the year ended December 31, 2012, and $8.68 per share during the year ended December 31, 2011.

Stock Awards

The Company granted restricted stock units to its employees under the 2007 Incentive Plan and unrestricted stock awards to its non-employee directors under the Director Plan during the year ended December 31, 2013. The shares granted to employees vest in three equal installments on the first, second and third anniversary of the grant date and are forfeited in the event the recipient’s employment or relationship with the Company is terminated prior to vesting. The fair value of the restricted stock awards and units to the Company’s employees is amortized to expense on a straight-line basis over the restricted stock’s vesting period. The shares granted to non-employee directors are expensed on the grant date.

The following table presents a summary of the Company’s non-vested restricted stock awards and non-vested restricted stock units outstanding at December 31, 2013:

Stock Awards and Units	Shares	WeightedAverage Remaining Contractual Life (in Years)	Aggregate Intrinsic Value	Weighted Average Grant Date Fair Value

Outstanding Non-vested shares at January 1, 2013	232,114			$20.50
Granted	258,173			22.12
Vested	(185,589)			20.61
Forfeited	–

Outstanding Non-vested at December 31, 2013	302,015	8.79	$8,092,665	$21.81

Expected to vest after December 31, 2013	298,240	8.79	$7,990,161

The total fair value of the shares issued upon the vesting of stock awards during the year ended December 31, 2013 was $3.8 million. The weighted-average grant date fair value of stock awards and units granted was $22.12 per share during the year ended December 31, 2013, $21.98 per share during the year ended December 31, 2012, and $18.93 per share during the year ended December 31, 2011.

As of December 31, 2013, there was $12.8 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Incentive Plan and the 2007 Incentive Plan. That cost is expected to be recognized over a weighted-average period of 2.7 years.

Defined Contribution Plan

The Company has a defined contribution plan (the “Rush 401k Plan”), which is available to all Company employees and the employees of certain affiliates. Each employee who has completed 90 days of continuous service is entitled to enter the Rush 401k Plan on the first day of the following month. Participating employees may contribute from 1% to 50% of total gross compensation. However, certain highly compensated employees are limited to a maximum contribution of 15% of total gross compensation. Effective January 1, 2011, for the first 10% of an employee’s contribution, the Company contributed an amount equal to 15% of the employees’ contributions for those employees with less than five years of service and an amount equal to 30% of the employees’ contributions for those employees with more than five years of service. Effective February 1, 2012, for the first 10% of an employee’s contribution, the Company contributed an amount equal to 20% of the employees’ contributions for those employees with less than five years of service and an amount equal to 40% of the employees’ contributions for those employees with more than five years of service. The Company incurred expenses related to the Rush 401k Plan of approximately $4.4 million during the year ended December 31, 2013, $3.7 million during the year ended December 31, 2012, and $2.2 million during the year ended December 31, 2011.

Deferred Compensation Plan

On November 6, 2010 the Board of Directors of the Company adopted the Rush Enterprises, Inc. Deferred Compensation Plan (the “Deferred Compensation Plan”) pursuant to which selected employees and directors may elect to defer a portion of their annual compensation. The Deferred Compensation Plan also provides the Company with the discretion to make matching contributions to participants’ accounts. The Company established a rabbi trust to finance obligations under the Deferred Compensation Plan with corporate-owned variable life insurance contracts. Participants are 100% vested in their respective deferrals and the earnings thereon. The first deferral election period began on January 1, 2011. The Company’s liability related to the Deferred Compensation Plan was $1.7 million on December 31, 2013 and $0.6 million on December 31, 2012. The related cash surrender value of the life insurance contracts was $1.6 million on December 31, 2013 and $0.6 million on December 31, 2012.

The Company currently does not provide any post retirement benefits nor does it provide any post employment benefits.

12.                   EARNINGS PER SHARE:

Basic earnings per share (“EPS”) were computed by dividing income from continuing operations by the weighted average number of shares of common stock outstanding during the period. Diluted EPS differs from basic EPS due to the assumed conversions of potentially dilutive options and restricted shares that were outstanding during the period. The Company’s Class A Common Stock and Class B Common Stock have equal claims on earnings of the Company. The following is a reconciliation of the numerators and the denominators of the basic and diluted per share computations for income from continuing operations (in thousands, except per share amounts):

	2013	2012	2011

Numerator-
Numerator for basic and diluted earnings per share-
Net income available to common shareholders	$49,217	$62,455	$55,213

Denominator-
Denominator for basic earnings per share, weighted average shares	39,405	38,643	37,861

Effect of dilutive securities-
Stock options and restricted shares	1,101	1,045	1,154

Denominator for diluted earnings per share, adjusted weighted average shares and assumed conversions	40,506	39,688	39,015

Basic earnings per common share	$1.25	$1.62	$1.46

Diluted earnings per common share and common share equivalents	$1.22	$1.57	$1.42

Options to purchase shares of common stock that were outstanding for the years ended December 31, 2013, 2012 and 2011 that were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive are as follows:

	2013	2012	2011

Options	927,796	1,123,795	533,100

Total anti-dilutive securities	927,796	1,123,795	533,100

13.                   INCOME TAXES:

Provision for Income Taxes

The tax provisions are summarized as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011

Current provision-
Federal	$7,755	$8,647	$3,081
State	2,008	1,917	3,203

	9,763	10,564	6,284

Deferred provision-
Federal	20,470	25,752	27,495
State	1,611	2,412	1,185

	22,081	28,164	28,680

Provision (benefit) for income taxes	$31,844	$38,728	$34,964

A reconciliation of taxes based on the federal statutory rates and the provisions (benefits) for income taxes are summarized as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011

Income taxes at the federal statutory rate	$28,371	$35,414	$31,562
State income taxes, net of federal benefit	2,259	2,753	2,795
Tax effect of permanent differences	802	766	621
Other, net	412	(205)	(14)

Provision for income taxes	$31,844	$38,728	$34,964

The components of income taxes for other than continuing operations consisted of the following (in thousands):

	Year Ended December 31,
	2013	2012	2011
Income tax expense (benefit) related to components of other comprehensive income:
Change in fair value of cash flow swaps	$338	$133	$(728)
Change in fair value of available-for-sale securities	–	(9)	(360)
Total	$338	$124	$(1,088)

Paid in capital – stock based compensation	$(2,566)	$(1,668)	$(1,993)

The following summarizes the components of deferred tax assets and liabilities included in the balance sheet (in thousands):

	December 31,
	2013	2012
Current:
Deferred tax assets:
Inventory	$4,673	$4,424
Accounts receivable	304	164
Capital lease obligations	3,821	4,604
Stock options	1,474	1,409
Accrued liabilities	4,531	2,337
State net operating loss carry forward	1,071	905
State tax credit	403	477
Other	−	310
Current deferred tax asset	$16,277	$14,630

Non-Current:
Deferred tax assets:
Capital lease obligations	$13,002	$13,811
Stock options	5,894	5,635
Other	1,821	1,679
	20,717	21,125
Deferred tax liabilities:
Difference between book and tax basis-
Depreciation and amortization	(168,539)	(144,881)

Net non-current tax liability	$(147,822)	$(123,756)

The Company’s various state net operating loss carry forwards expire from 2014 through 2034.

The Company included accruals for unrecognized income tax benefits totaling $1.5 million as a component of accrued liabilities as of December 31, 2013, and $1.4 million as of December 31, 2012. The unrecognized tax benefits, if recognized, would impact the Company’s effective tax rate. An unfavorable settlement would require a charge to income tax expense and a favorable resolution would be recognized as a reduction to income tax expense. The Company records interest and penalties related to unrecognized income tax benefits in income tax expense. The Company had accrued interest of $81,000 at December 31, 2013 and $49,000 at December 31, 2012 related to unrecognized tax benefits. The Company recognized approximately ($31,598) in interest in 2013, compared to ($2,294) in 2012, and ($78,748) in 2011. No amounts were accrued for penalties.

The Company does not anticipate a significant change in the amount of unrecognized tax benefits in the next 12 months. As of December 31, 2013, the tax years ended December 31, 2010 through 2013 remained subject to audit by federal tax authorities and the tax years ended December 31, 2009 through 2013, remained subject to audit by state tax authorities.

A reconciliation of the change in the unrecognized tax benefits is as follows (in thousands):

	2013	2012	2011
Unrecognized tax benefits at beginning of period	$1,409	$1,337	$1,466
Gross increases – tax positions in current year	466	358	290
Gross increases – tax positions in a prior year	−	267	119
Reductions due to lapse of statute of limitations	(330)	(553)	(538)
Unrecognized tax benefits at end of period	$1,545	$1,409	$1,337

14.                   COMMITMENTS AND CONTINGENCIES:

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

The Company has purchase obligations of $23.8 million at December 31, 2013 related to the Company’s construction contracts for facilities in San Antonio, Texas, Orlando, Florida and Dallas, Texas, the Company’s contract with Titan Technology Partners for integration and management services related to the SAP enterprise software and dealership management system implementation and SAP America, Inc. with respect to the Software License Agreement for the SAP enterprise software and dealership management system.

15.                   ACQUISITIONS:

All of the following acquisitions, unless otherwise noted, were considered business combinations accounted for under ASC 805 “Business Combinations.” Pro forma information is not included in accordance with ASC 805 since no acquisitions were considered material individually or in the aggregate.

On October 28, 2013, the Company acquired certain assets of Prairie International Trucks, which operated International commercial truck dealerships in Champaign, Decatur, Bloomington, Quincy and Springfield, Illinois; a collision center in Champaign, Illinois and Idealease commercial lease and rental operations at the dealerships in Champaign, Decatur, Quincy and Springfield, Illinois.

The transaction was valued at approximately $9.5 million with the purchase price paid in cash. The operations of Prairie International Trucks are included in the accompanying consolidated financial statements from the date of the acquisition. The preliminary purchase price was allocated based on the fair values of the assets and liabilities at the date of acquisition as follows (in thousands):

Property and equipment	$3,209
Goodwill	2,832
Inventory	2,174
Accounts receivable	1,401
Other	3
Prepaid expenses	(56)
Accrued expenses	(23)

Total	$9,540

All of the goodwill acquired in the Prairie International Trucks acquisition will be amortized over 15 years for tax purposes.

On September 30, 2013, the Company acquired certain assets of Transauthority, Inc., Transauthority Idealease, LLC and Transauthority Idealease-Tidewater, LLC, which operated commercial truck dealerships and commercial truck leasing operations in Richmond, Suffolk, Fredericksburg and Chester, Virginia.

The transaction was valued at approximately $41.7 million, including real estate of $11.1 million. The purchase price for the assets of the business was financed under the Company’s floor plan and lease and rental truck financing arrangements with the remainder paid in cash. The operations of Transauthority, Inc., Transauthority Idealease, LLC and Transauthority Idealease-Tidewater, LLC are included in the accompanying consolidated financial statements from the date of the acquisition. The preliminary purchase price was allocated based on the fair values of the assets and liabilities at the date of acquisition as follows (in thousands):

Property and equipment	$26,829
Goodwill	7,727
Inventory	5,248
Accounts receivable	1,554
Prepaid expenses	471
Other	66
Accrued expenses	(213)

Total	$41,682

All of the goodwill acquired in the Transauthority acquisition will be amortized over 15 years for tax purposes.

On July 29, 2013, the Company acquired certain assets of Midwest Truck Sales, which operated commercial truck dealerships in St. Peters and St. Louis, Missouri and Olathe, Kansas.

The transaction was valued at approximately $16.8 million, including real estate of $2.3 million. The purchase price for the assets of the business was financed under the Company’s floor plan and lease and rental truck financing arrangements with the remainder paid in cash. The operations of Midwest Truck Sales are included in the accompanying consolidated financial statements from the date of the acquisition. The preliminary purchase price was allocated based on the fair values of the assets at the date of acquisition as follows (in thousands):

Inventory	$6,792
Goodwill	5,624
Property and equipment	4,333
Prepaid expenses	39
Other	53
Accrued expenses	(61)

Total	$16,780

All of the goodwill acquired in the Midwest Truck Sales acquisition will be amortized over 15 years for tax purposes.

On July 1, 2013, the Company acquired certain assets of The Larson Group, Inc., which included Ford and Mitsubishi Fuso truck franchises in Cincinnati Ohio. The transaction was valued at approximately $1.2 million, with the purchase price paid in cash.

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

As the value of certain assets and liabilities acquired in 2013 are preliminary in nature, they are subject to adjustment as additional information is obtained about the facts and circumstances that existed at the acquisition date.

The transaction was valued at approximately $3.5 million. The purchase price for the assets of the business was financed under the Company’s floor plan and lease and rental truck financing arrangements with the remainder paid in cash. The operations of Piedmont International Trucks, LLC are included in the accompanying consolidated financial statements from the date of the acquisition. The purchase price was allocated based on the fair values of the assets at the date of acquisition as follows (in thousands):

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

The transaction, including real estate, was valued at approximately $104.5 million. The purchase price for the assets of the business was financed under the Company’s floor plan and lease and rental truck financing arrangements with the remainder paid in cash. The purchase price was allocated based on the fair values of the assets at the date of acquisition as follows (in thousands):

Property and equipment, including real estate	$29,768
Inventory	51,476
Accounts receivable	5,638
Prepaid expenses	488
Accrued expenses	(200)
Goodwill	17,365

Total	$104,525

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

On March 14, 2011, the Company acquired certain assets of Asbury Automotive Atlanta L.L.C., a subsidiary of Asbury Automotive Group, Inc., which consisted of commercial truck and bus dealerships in the metro Atlanta area under the "Nalley Motor Trucks" name. The acquisition included dealership locations in Atlanta and Doraville and a collision center in Atlanta. These locations are now operating as Rush Truck Centers. The transaction was valued at approximately $55.3 million, with the purchase price paid in cash. The operations of Nalley Motor Trucks are included in the accompanying consolidated financial statements from the date of the acquisition.

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

16.                   ACCUMULATED OTHER COMPREHENSIVE (LOSS)

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

The following table shows the components of accumulated other comprehensive loss, net of tax, (in thousands):

	Cash Flow Swaps	Available for Sale Securities	Total
Balance as of December 31, 2012	$(1,178)	$(578)	$(1,756)
Changes in fair value	892	−	892
Income tax expense	(338)	−	(338)
Balance as of December 31, 2013	$(624)	$(578)	$(1,202)

The following table shows the amount of loss reclassified from accumulated other comprehensive loss into earnings (in thousands):

	Year Ended
	December 31, 2013	December 31, 2012
Losses on cash flow swaps to:
Interest expense	$(290)	$(393)
Income tax benefit	113	153
Total reclassifications	$(177)	$(240)

17.                   UNAUDITED QUARTERLY FINANCIAL DATA:

              (In thousands, except per share amounts.)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2013

Revenues	$756,788	$789,674	$913,064	$925,179
Gross profit	133,788	137,688	150,312	150,226
Operating income	24,613	11,789	27,870	27,482
Income before income taxes	22,100	9,309	25,089	24,563
Net income	$13,547	$5,632	$15,179	$14,859

Earnings per share:
Basic	$0.35	$0.14	$0.38	$0.38
Diluted	$0.34	$0.14	$0.37	$0.37

2012

Revenues	$777,329	$835,844	$745,133	$732,261
Gross profit	128,260	129,636	125,171	117,700
Operating income	29,380	31,966	27,627	25,227
Income before income taxes	26,076	28,559	24,244	22,304
Net income	$15,906	$17,422	$14,909	$14,218

Earnings per share:
Basic	$0.41	$0.45	$0.38	$0.37
Diluted	$0.40	$0.44	$0.38	$0.36

In May 2013, the Company entered into a Retirement and Transition Agreement with the Company’s former Chairman, W. Marvin Rush, which resulted in the recognition of $10.8 million in retirement pay and benefits recorded in selling, general and administrative expense on the Consolidated Statements of Income and Comprehensive Income in the second quarter of 2013.

18.                   SEGMENTS:

The Company currently has one reportable business segment: the Truck Segment. The Truck Segment operates a network of commercial vehicle dealerships that provide an integrated one-stop source for the commercial vehicle needs of its customers, including retail sales of new and used commercial vehicles; aftermarket parts, service and body shop facilities; and a wide array of financial services, including the financing of new and used commercial vehicle purchases, insurance products and truck leasing and rentals. The Company’s commercial vehicle dealerships are deemed a single reporting unit because they have similar economic characteristics. The Company’s chief operating decision maker considers the entire Truck Segment, not individual dealerships, when making decisions about resources to be allocated to the segment and assess its performance.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on income from continuing operations before income taxes not including extraordinary items.

The Company accounts for intersegment sales and transfers as if the sales or transfers were to third parties, that is, at current market prices. There were no material intersegment sales during the years ended December 31, 2013, 2012 or 2011.

The following table contains summarized information about reportable segment revenue, segment income or loss from continuing operations and segment assets for the periods ended December 31, 2013, 2012 and 2011 (in thousands):

	Truck Segment	All Other	Totals
2013
Revenues from external customers	$3,365, 900	$18,805	$3,384,705
Interest income	41	–	41
Interest expense	10,559	175	10,734
Depreciation and amortization	29,403	522	29,925
Segment income (loss) from continuing operations before taxes	81,856	(795)	81,061
Segment assets	2,140,008	27,790	2,167,798
Goodwill	212,904	2,560	215,464
Expenditures for segment assets	191,016	568	191,584

2012
Revenues from external customers	$3,072,092	$18,475	$3,090,567
Interest income	21	–	21
Interest expense	12,830	208	13,038
Depreciation and amortization	24,482	534	25,016
Segment income (loss) from continuing operations before taxes	102,392	(1,209)	101,183
Segment assets	1,855,431	26,135	1,881,566
Goodwill	195,697	2,560	198,257
Expenditures for segment assets	170,436	515	170,951

2011
Revenues from external customers	$2,562,740	$17,871	$2,580,611
Interest income	20	–	20
Interest expense	6,876	305	7,181
Depreciation and amortization	19,471	613	20,084
Segment income (loss) from continuing operations before taxes	91,820	(1,643)	90,177
Segment assets	1,691,938	25,763	1,717,701
Goodwill	180,052	2,560	182,612
Expenditures for segment assets	148,384	159	148,543

Revenues from segments below the quantitative thresholds are attributable to three operating segments of the Company and are included in the All Other column. Those segments include a retail tire company, an insurance agency and a guest ranch operation. None of those segments has ever met any of the quantitative thresholds for determining reportable segments.

19.                   SUBSEQUENT EVENT:

In January 2014, the Company acquired certain assets of CIT, Inc., which did business as Chicago International Trucks, Mcgrenho L.L.C., which did business as Indy Truck Sales, and Indiana Mack Leasing, LLC; and the membership interests of Idealease of Chicago, LLC. The acquisition included International commercial truck dealerships and Idealease commercial vehicle rental and leasing businesses in Carol Stream, Chicago, Grayslake, Huntley, Joliet, Kankakee and Ottawa, Illinois, and Brazil, Gary and Indianapolis, Indiana. The purchase price for the assets, membership interests, goodwill and dealership properties was approximately $144.7 million, which was paid in cash and 83,091 shares of the Company’s Class B Common Stock with a total value of $2.0 million on the date of acquisition.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2013, to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) accumulated and communicated to the Company’s management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2013, the Company continued its implementation of the SAP enterprise software and dealership management system.  As appropriate, the Company is modifying the documentation of its internal control processes and procedures relating to this change in dealer management systems to supplement and complement existing internal controls over financial reporting. Other than the above, there were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

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

As of December 31, 2013, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control – Integrated Framework,” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission (1992 Framework). Based on the assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2013, based on those criteria.

Ernst & Young LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this annual report on Form 10-K, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. The report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013, is included in this Item 9A under the heading “Attestation Report of Independent Registered Public Accounting Firm.”

Attestation Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

To the Board of Directors and Shareholders of Rush Enterprises, Inc.

We have audited Rush Enterprises, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control − Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) (the COSO criteria). Rush Enterprises, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Rush Enterprises, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Rush Enterprises, Inc. and subsidiaries as of December 31, 2013, and 2012, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013, of Rush Enterprises, Inc. and subsidiaries and our report dated March 3, 2014, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Antonio, Texas

March 3, 2014

Item 9B.   Other Information

None.

PART III

Item 10.   Directors, Executive Officers and Corporate Governance

The information called for by Item 10 of Form 10-K is incorporated herein by reference to such information included in the Company’s Proxy Statement for the 2014 Annual Meeting of Shareholders.

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

Item 11.   Executive Compensation

The information called for by Item 11 of Form 10-K is incorporated herein by reference to such information included in the Company’s Proxy Statement for the 2014 Annual Meeting of Shareholders.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information called for by Item 12 of Form 10-K, other than the equity compensation plan information set forth below, is incorporated herein by reference to such information included in the Company’s Proxy Statement for the 2014 Annual Meeting of Shareholders.

Item 13.   Certain Relationships and Related Transactions, and Director Independence

The information called for by Item 13 of Form 10-K is incorporated herein by reference to such information included in the Company’s Proxy Statement for the 2014 Annual Meeting of Shareholders.

Item 14.   Principal Accountant Fees and Services

The information called for by Item 14 of Form 10-K is incorporated herein by reference to such information included in the Company’s Proxy Statement for the 2014 Annual Meeting of Shareholders.

PART IV

Item 15.   Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

Included in Item 8 of Part II of this annual report on Form 10-K are the following:

Report of Independent Registered Public Accounting Firm;

Consolidated Balance Sheets as of December 31, 2013, and 2012;

Consolidated Statements of Income for the years ended December 31, 2013, 2012, and 2011;

Consolidated Statements of Comprehensive Income for the years ended December 31, 2013, 2012, and 2011;

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2013, 2012, and 2011;

Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012, and 2011; and

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

10.20

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

10.21

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

10.25+

Retirement and Transition Agreement, dated May 20, 2013, by and between the Company and W. Marvin Rush (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 000-20797) filed May 21, 2013)

21.1*	Subsidiaries of the Company

23.1*	Consent of Ernst & Young LLP

31.1*	Certification of President and Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Vice President and Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1++	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2++	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

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

RUSH ENTERPRISES, INC.

By:	/s/ W. M.”RUSTY” RUSH	Date: March 3, 2014
W. M. “Rusty” Rush
President, Chief Executive Officer and
Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated:

Signature	Capacity	Date

/s/ W. M.”RUSTY” RUSH	President, Chief Executive Officer, and	March 3, 2014
W. M. “Rusty” Rush	Chairman of the Board
(Principal Executive Officer)

/s/ STEVEN L. KELLER	Senior Vice President and	March 3, 2014
Steven L. Keller	Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ THOMAS A. AKIN	Director	March 3, 2014
Thomas A. Akin

/s/ HAROLD D. MARSHALL	Director	March 3, 2014
Harold D. Marshall

/s/ JAMES C. UNDERWOOD	Director	March 3, 2014
James C. Underwood

/s/ GERALD R. SZCZEPANSKI	Director	March 3, 2014
Gerald R. Szczepanski

/s/ W. MARVIN RUSH	Director	March 3, 2014
W. Marvin Rush

/s/ RAYMOND J. CHESS	Director	March 3, 2014
Raymond J. Chess