Form 10-Q
period 2014-03-31
RUSH ENTERPRISES INC \TX\
filed 2014-05-12
CIK 1012019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

(X)     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ]                   No [X]

Indicated below is the number of shares outstanding of each of the issuer’s classes of common stock, as of May 2, 2014.

Title of Class	Number of Shares Outstanding
Class A Common Stock, $.01 Par Value	29,458,141
Class B Common Stock, $.01 Par Value	10,235,222

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

MARCH 31, 2014 AND DECEMBER 31, 2013

(In Thousands, Except Shares)

	March 31, 2014	December 31, 2013
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$94,369	$217,305
Accounts receivable, net	135,855	103,293
Inventories, net	865,685	802,220
Prepaid expenses and other	13,067	14,341
Deferred income taxes, net	15,567	16,277
Total current assets	1,124,543	1,153,436
Investments	6,628	6,628
Property and equipment, net	819,704	739,663
Goodwill, net	262,889	215,464
Other assets, net	49,956	52,607
Total assets	$2,263,720	$2,167,798

Liabilities and shareholders’ equity
Current liabilities:
Floor plan notes payable	$659,289	$593,649
Current maturities of long-term debt	103,725	97,243
Current maturities of capital lease obligations	10,697	10,268
Trade accounts payable	112,356	100,375
Customer deposits	31,249	58,319
Accrued expenses	61,751	69,321
Total current liabilities	979,067	929,175
Long-term debt, net of current maturities	416,011	385,538
Capital lease obligations, net of current maturities	35,246	35,199
Other long-term liabilities	4,429	4,683
Deferred income taxes, net	147,019	147,822
Shareholders’ equity:
Preferred stock, par value $.01 per share; 1,000,000 shares authorized; 0 shares outstanding in 2014 and 2013	–	–
Common stock, par value $.01 per share; 60,000,000 class A shares and 20,000,000 class B shares authorized; 29,100,940 class A shares and 10,289,460 class B shares outstanding in 2014; and 28,910,505 Class A shares and 10,304,518 Class B shares outstanding in 2013	417	414
Additional paid-in capital	250,216	243,154
Treasury stock, at cost: 2,270,052 class B shares	(33,447)	(30,821)
Retained earnings	465,850	453,836
Accumulated other comprehensive loss, net of tax	(1,088)	(1,202)
Total shareholders’ equity	681,948	665,381
Total liabilities and shareholders’ equity	$2,263,720	$2,167,798

The accompanying notes are an integral part of these consolidated financial statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(In Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended March 31,
	2014	2013

Revenues:
New and used commercial vehicle sales	$600,900	$489,610
Parts and service sales	308,974	231,479
Lease and rental	40,989	30,140
Finance and insurance	4,076	3,133
Other	3,728	2,426
Total revenue	958,667	756,788
Cost of products sold:
New and used commercial vehicle sales	558,142	452,574
Parts and service sales	198,703	145,713
Lease and rental	35,897	24,713
Total cost of products sold	792,742	623,000
Gross profit	165,925	133,788
Selling, general and administrative	134,445	102,106
Depreciation and amortization	8,818	7,110
Gain on sale of assets	84	41
Operating income	22,746	24,613
Interest expense, net	3,131	2,513
Income before taxes	19,615	22,100
Provision for income taxes	7,601	8,553
Net income	$12,014	$13,547

Earnings per common share:
Earnings per common share - Basic	$0.31	$0.35
Earnings per common share - Diluted	$0.30	$0.34

Weighted average shares outstanding:
Basic	39,332	39,119
Diluted	40,511	40,269

Comprehensive income	$12,128	$13,718

The accompanying notes are an integral part of these consolidated financial statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Three Months Ended March 31,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$12,014		$13,547
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	29,056		21,683
Gain on sale of property and equipment	(84)		(41)
Stock-based compensation expense related to employee stock options and employee stock purchases	3,269		3,251
Provision (benefit) for deferred income tax expense	(165)		2,963
Excess tax benefits from stock-based compensation	(1,021)		(1,679)
Change in accounts receivable, net	(25,387)		13,017
Change in inventories, net	(24,282)		20,602
Change in prepaid expenses and other, net	2,024		2,062
Change in trade accounts payable	11,981		18,501
(Payments) draws on floor plan notes payable – trade, net	20,463		(2,178)
Change in customer deposits	(27,432)		(8,606)
Change in accrued expenses	(7,525)		(26,050)
Net cash (used in) provided by operating activities	(7,089)		57,072
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(53,202)		(30,169)
Proceeds from the sale of property and equipment	134		192
Business acquisitions	(143,050)		(25)
Change in other assets	1,892		573
Net cash used in investing activities	(194,226)		(29,429)
CASH FLOWS FROM FINANCING ACTIVITIES:
(Payments) draws on floor plan notes payable – non-trade, net	45,177		(34,077)
Proceeds from long-term debt	61,929		30,621
Principal payments on long-term debt	(24,813)		(22,795)
Principal payments on capital lease obligations	(3,086)		(3,092)
Issuance of shares relating to employee stock options and employee stock purchases	1,947		6,297
Excess tax benefits from stock-based compensation	1,021		1,679
Common stock repurchased	(3,796)		−
Net cash provided by (used in) financing activities	78,379		(21,367)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(122,936)		6,276
CASH AND CASH EQUIVALENTS, beginning of period	217,305		198,773
CASH AND CASH EQUIVALENTS, end of period	$94,369		$205,049
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$7,343		$5,628
Income taxes, net of refunds	$1,578		$32
Noncash investing and financing activities:
Goodwill related to business acquisition	$2,000	$	−
Assets acquired under capital leases	$3,562		$2,284

The accompanying notes are an integral part of these consolidated financial statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1 – Principles of Consolidation and Basis of Presentation

The interim consolidated financial statements included herein have been prepared by Rush Enterprises, Inc. and its subsidiaries (collectively referred to as the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). All adjustments have been made to the accompanying interim consolidated financial statements, which, in the opinion of the Company’s management, are necessary for a fair presentation of the Company’s operating results. All adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is recommended that these interim consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. Results of operations for interim periods are not necessarily indicative of results that may be expected for any other interim periods or the full fiscal year.

2 – Other Assets

The total capitalized costs of the SAP enterprise software and SAP dealership management system of $39.8 million, including capitalized interest, are recorded on the Consolidated Balance Sheet in Other Assets, net of accumulated amortization of $7.9 million. The SAP software is being amortized over a period of 15 years. The Company is currently operating 55 Rush Truck Centers and most of its leasing operations on the SAP enterprise software and SAP dealership management system, which represent approximately 60% of total revenue for the three months ended March 31, 2014. The Company plans to convert all of its locations to the SAP enterprise software and SAP dealership management system by the end of the second quarter of 2015.

Amortization expense relating to the SAP software, which is recognized in depreciation and amortization expense in the Consolidated Statement of Income, was $0.8 million for the three months ended March 31, 2014, and $0.7 million for the three months ended March 31, 2013. The Company estimates that amortization expense relating to intangible assets will be approximately $3.3 million for each of the next five succeeding years.

The Company’s only significant identifiable intangible assets, other than goodwill, are rights under franchise agreements with manufacturers. The fair value of the franchise right is determined at the acquisition date by discounting the projected cash flows specific to each acquisition. The carrying value of the Company’s manufacturer franchise rights was $4.5 million at March 31, 2014 and December 31, 2013, and is included in Other Assets on the accompanying consolidated balance sheets. The Company has determined that manufacturer franchise rights have an indefinite life as there are no economic or other factors that limit their useful lives and they are expected to generate cash flows indefinitely due to the historically long lives of the manufacturers’ brand names. Furthermore, to the extent that any agreements evidencing manufacturer franchise rights have expiration dates, the Company expects that it will be able to renew those agreements in the ordinary course of business. Due to the fact that manufacturer franchise rights are specific to geographic region, the Company has determined that the geographic region is the appropriate level for purposes of testing franchise rights for impairment. The Company does not amortize manufacturer franchise rights.

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

4 – Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended
	March 31, 2014	March 31, 2013
Numerator -
Numerator for basic and diluted earnings per share-
Net income available to common shareholders	$12,014	$13,547

Denominator-
Denominator for basic earnings per share, weighted average shares outstanding	39,332	39,119
Effect of dilutive securities-
Employee and Director stock options and restricted stock awards	1,179	1,150
Denominator for diluted earnings per share, adjusted weighted average shares and assumed conversions	40,511	40,269

Basic earnings per common share	$.31	$.35
Diluted earnings per common share and common share equivalents	$.30	$.34

Options to purchase shares of common stock that were outstanding for the three months ended March 31, 2014 and 2013 that were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive are as follows (in thousands):

	March 31, 2014	March 31, 2013
Anti-dilutive options	431	1,107

5 – Stock Options and Restricted Stock Awards

Valuation and Expense Information

The Company accounts for stock-based compensation in accordance with Accounting Standards Codification (“ASC”) 718-10, “Compensation – Stock Compensation,” which requires the measurement and recognition of compensation expense for all share-based payment awards made to the Company’s employees and directors, including employee stock options, restricted share awards and employee stock purchases related to the Employee Stock Purchase Plan based on estimated fair values. Stock-based compensation expense, calculated using the Black-Scholes option-pricing model for employee stock options, and included in selling, general and administrative expense, was $3.3 million for the three months ended March 31, 2014, and 2013. As of March 31, 2014, there was $22.9 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements to be recognized over a weighted-average period of 3.2 years.

6 – Financial Instruments and Fair Value

The Company measures certain financial assets and liabilities at fair value on a recurring basis. Financial instruments consist primarily of cash, accounts receivable, accounts payable and floor plan notes payable. The carrying values of the Company’s financial instruments approximate fair value due either to their short-term nature or existence of variable interest rates, which approximate market rates. Certain methods and assumptions were used by the Company in estimating the fair value of financial instruments at March 31, 2014, and 2013. The carrying value of current assets and current liabilities approximates the fair value due to the short maturity of these items.

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

As of March 31, 2014, and 2013, the Company held auction rate securities with underlying tax-exempt municipal bonds that mature in 2030 that have a fair value of $6.6 million and a cost basis of $7.6 million. These bonds have credit wrap insurance and a credit rating of A2 by a major credit rating agency.

The Company valued the auction rate securities at March 31, 2014 using a discounted cash flow model based on the characteristics of the individual securities, which the Company believes yields the best estimate of fair value. The first step in the valuation included a credit analysis of the security which considered various factors including the credit quality of the issuer, the instrument’s position within the capital structure of the issuing authority, and the composition of the authority’s assets including the effect of insurance and/or government guarantees. Next, the future cash flows of the instruments were projected based on certain assumptions regarding the auction rate market significant to the valuation including the auction rate market will remain illiquid and auctions will continue to fail causing the interest rate to be the maximum applicable rate. This assumption resulted in discounted cash flow analysis being performed through 2019, the point at which the Company estimates the securities will be redeemed by the municipality. The projected cash flows were then discounted using the applicable yield curve plus a 225 basis point liquidity premium added to the applicable discount rate.

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

The table below presents disclosures about the auction rate securities measured at fair value on a recurring basis in the Company’s financial statements as follows (in thousands):

	At March 31, 2014			At December 31, 2013
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Investment in auction rate securities	$—	$—	$6,628	$—	$—	$6,628

	Cost Basis Amount	Gross Unrealized Loss In Accumulated OCI	Fair Value
March 31, 2014
Investment in auction rate securities	$7,575	$947	$6,628

December 31, 2013
Investment in auction rate securities	$7,575	$947	$6,628

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

At March 31, 2014, the Company had an aggregate $37.5 million notional amount of interest rate swap contracts, which have been designated as cash flow hedges, to pay fixed rates of interest and receive a floating interest rate based on LIBOR. The fixed interest rates specified in the interest rate swap contracts became effective on or about January 1, 2012. The Company’s interest rate swaps qualify for cash flow hedge accounting treatment.  Unrealized gains or losses are recorded in accumulated other comprehensive income. Realized gains and losses will be recognized in interest expense, if they occur. Amounts to be received or paid under the contracts will be recognized as interest expense over the life of the contracts. There was no ineffectiveness for these swaps during the three months ended March 31, 2014 and 2013.

The fair value of cash flow hedges is calculated as the present value of expected future cash flows, determined on the basis of forward interest rates and present value factors. As such, the carrying amounts for these swaps are designated to be Level 2 fair values and totaled a liability of $0.8 million as of March 31, 2014. The carrying value of these swaps is included in Other Long-Term Liabilities on the accompanying Consolidated Balance Sheet as of March 31, 2014.

As of March 31, 2014 the Company was party to derivative financial instruments, as described in the following table (in thousands):

Agreement	Notional Amount	Fixed Interest Rate	Underlying Rate	Expiration Date	Fair Value
Interest Rate Swap	$1,830	5.075%	3 month LIBOR	July 1, 2015	$(44)
Interest Rate Swap	3,780	5.075%	3 month LIBOR	July 1, 2015	(92)
Interest Rate Swap	6,539	5.39%	1 month LIBOR	December 31, 2014	(103)
Interest Rate Swap	1,264	5.39%	1 month LIBOR	December 31, 2014	(20)
Interest Rate Swap	2,250	5.39%	1 month LIBOR	December 31, 2014	(35)
Interest Rate Swap	5,091	5.39%	1 month LIBOR	December 31, 2014	(80)
Interest Rate Swap	4,680	5.38%	1 month LIBOR	June 29, 2015	(134)
Interest Rate Swap	720	5.29%	1 month LIBOR	June 30, 2015	(20)
Interest Rate Swap	1,380	5.29%	1 month LIBOR	June 30, 2015	(38)
Interest Rate Swap	6,960	5.29%	1 month LIBOR	June 30, 2015	(189)
Interest Rate Swap	600	5.29%	1 month LIBOR	June 30, 2015	(16)
Interest Rate Swap	2,412	5.29%	1 month LIBOR	June 30, 2015	(66)

Fair values of derivative instruments are on the accompanying Consolidated Balance Sheet (in thousands):

		Fair Value at
Derivative Liabilities Designated as Hedging Instruments	Balance Sheet Location	March 31, 2014	December 31, 2013

Interest Rate Swaps	Other Long-Term Liabilities	$837	$1,024

	Gain (Loss) Recognized in OCI on Derivatives (Effective Portion) during the Three Months Ended		Location of Loss	Loss Reclassified from Accumulated OCI into Income (Effective Portion) during the Three Months Ended
	March 31, 2014	March 31, 2013	Reclassified into Income	March 31, 2014	March 31, 2013
Interest rate swaps	$187	$277	Interest Expense	$(64)	$(86)

7 – Segment Information

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

The following table contains summarized information about reportable segment revenue, segment income or loss from continuing operations and segment assets for the periods ended March 31, 2014 and 2013 (in thousands):

	Truck Segment	All Other	Totals

As of and for the three months ended March 31, 2014

Revenues from external customers	$954,407	$4,260	$958,667
Segment income (loss) before taxes	19,759	(144)	19,615
Segment assets	2,233,510	30,210	2,263,720

As of and for the three months ended March 31, 2013

Revenues from external customers	$752,230	$4,558	$756,788
Segment income (loss) before taxes	22,148	(48)	22,100
Segment assets	1,835,123	26,192	1,861,315

Revenues from segments below the quantitative thresholds are attributable to three operating segments of the Company and are included in the All Other column. Those segments include a retail tire company, an insurance agency and a guest ranch operation. None of those segments has ever met any of the quantitative thresholds for determining reportable segments.

8 – Income Taxes

The Company included accruals for unrecognized income tax benefits totaling $1.5 million as a component of accrued liabilities as of March 31, 2014, and $1.4 million as of March 31, 2013. The unrecognized tax benefits, if recognized, would impact the Company’s effective tax rate. An unfavorable settlement would require a charge to income tax expense and a favorable resolution would be recognized as a reduction to income tax expense. The Company records interest and penalties related to unrecognized income tax benefits in income tax expense. The Company had accrued interest of $81,000 at March 31, 2014 and $49,000 at March 31, 2013 related to unrecognized tax benefits. No amounts were accrued for penalties.

The Company does not anticipate a significant change in the amount of unrecognized tax benefits in the next 12 months. As of March 31, 2014, the tax years ended December 31, 2010 through 2013 remained subject to audit by federal tax authorities and the tax years ended December 31, 2009 through 2013, remained subject to audit by state tax authorities.

9 – Accumulated Other Comprehensive Income

The following table shows the components of accumulated other comprehensive loss, net of tax, (in thousands):

	Three Months Ended March 31, 2014
	Cash Flow Swaps	Available for Sale Securities	Total
Balance as of December 31, 2013	$(624)	$(578)	$(1,202)
Change in fair value	187	−
Income tax deferred	(73)
Balance at March 31, 2014	$(510)	$(578)	$(1,088)

	Three Months Ended March 31, 2013
	Cash Flow Swaps	Available for Sale Securities	Total
Balance as of December 31, 2012	$(1,178)	$(578)	$(1,756)
Change in fair value	277	−	277
Income tax deferred	(106)		(106)
Balance at March 31, 2013	$(1,007)	$(578)	$(1,585)

The following table shows the amount of loss reclassified from accumulated other comprehensive loss into earnings (in thousands):

	Three Months Ended
	March 31, 2014	March 31, 2013
Losses on cash flow swaps to:
Interest expense	$(64)	$(86)
Income tax benefit	25	33
Total reclassifications	$(39)	$(53)

10 – Acquisitions

On January 13, 2014, the Company acquired certain assets of CIT, Inc., which did business as Chicago International Trucks, Mcgrenho L.L.C., which did business as Indy Truck Sales, and Indiana Mack Leasing, LLC; and the membership interests of Idealease of Chicago, LLC. The acquisition included International commercial truck dealerships and Idealease commercial vehicle rental and leasing businesses in Carol Stream, Chicago, Grayslake, Huntley, Joliet, Kankakee and Ottawa, Illinois, and Brazil, Gary and Indianapolis, Indiana.

The purchase price for the assets, membership interests, goodwill and dealership properties was approximately $145.1 million, which was paid in cash and 83,091 shares of the Company’s Class B Common Stock with a total value of $2.0 million on the date of acquisition. The operations of CIT, Inc. are included in the accompanying consolidated financial statements from the date of the acquisition. The preliminary purchase price was allocated based on the fair values of the assets at the date of acquisition as follows (in thousands):

Property and equipment	$60,066
Goodwill	47,425
Inventory	30,850
Accounts receivable	7,175
Prepaid expenses	750
Other	23
Accrued expenses	(1,226)
Total	$145,063

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

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements contained in this Form 10-Q (or otherwise made by the Company or on the Company’s behalf from time to time in other reports, filings with the Securities and Exchange Commission, news releases, conferences, website postings or otherwise) that are not statements of historical fact constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended (the “Exchange Act”), notwithstanding that such statements are not specifically identified. Forward-looking statements include statements about the Company’s financial position, business strategy and plans and objectives of management of the Company for future operations. These forward-looking statements reflect the best judgments of the Company about the future events and trends based on the beliefs of the Company’s management as well as assumptions made by and information currently available to the Company’s management. Use of the words “may,” “should,” “continue,” “plan,” “potential,” “anticipate,” “believe,” “estimate,” “expect” and “intend” and words or phrases of similar import, as they relate to the Company or its subsidiaries or Company management, are intended to identify forward-looking statements but are not the exclusive means of identifying such statements. Forward-looking statements reflect the current view of the Company with respect to future events and are subject to risks and uncertainties that could cause actual results to differ materially from those in such statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, those set forth under Item 1A—Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, as well as future growth rates and margins for certain of our products and services, future supply and demand for our products and services, competitive factors, general economic conditions, cyclicality, market conditions in the new and used commercial vehicle markets, customer relations, relationships with vendors, the interest rate environment, governmental regulation and supervision, seasonality, distribution networks, product introductions and acceptance, technological change, changes in industry practices, one-time events and other factors described herein and in the Company’s quarterly and other reports filed with the Securities and Exchange Commission (collectively, “Cautionary Statements”). Although the Company believes that its expectations are reasonable, it can give no assurance that such expectations will prove to be correct. Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described in any forward-looking statements. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the applicable Cautionary Statements. All forward-looking statements speak only as the date on which they are made and the Company undertakes no duty to update or revise any forward-looking statements.

The following comments should be read in conjunction with the Company’s consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q.

Note Regarding Trademarks Commonly Used in the Company’s Filings

Peterbilt® is a registered trademark of Peterbilt Motors Company. PACCAR® is a registered trademark of PACCAR, Inc. PacLease® is a registered trademark of PACCAR Leasing Corporation. Navistar® is a registered trademark of Navistar International Corporation. International® is a registered trademark of Navistar International Transportation Corp. Idealease is a registered trademark of Idealease, Inc. aka Idealease of North America, Inc.. Blue Bird® is a registered trademark of Blue Bird Investment Corporation. IC Bus® is a registered trademark of IC Bus, LLC. Fuso® is a registered trademark of Mitsubishi Fuso Truck and Bus Corporation. Hino® is a registered trademark of Hino Motors, Ltd. Isuzu® is a registered trademark of Isuzu Motors Limited. Ford Motor Credit Company® is a registered trademark of Ford Motor Company. Mack® is a registered trademark of Mack Trucks, Inc. Ford® is a registered trademark of Ford Motor Company. SAP® is a registered trademark of SAP Aktiengesellschaft.

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

Results of Operations

The following discussion and analysis includes the Company’s historical results of operations for the three months ended March 31, 2014 and 2013.

The following table sets forth certain financial data as a percentage of total revenues:

	Three Months Ended March 31,
	2014	2013

New and used commercial vehicle sales	62.7%	64.7%
Parts and service sales	32.2	30.6
Lease and rental	4.3	4.0
Finance and insurance	0.4	0.4
Other	0.4	0.3
Total revenues	100.0	100.0
Cost of products sold	82.7	82.3
Gross profit	17.3	17.7
Selling, general and administrative	14.0	13.5
Depreciation and amortization	0.9	1.0
Gain on sale of assets	0.0	0.0
Operating income	2.4	3.2
Interest expense, net	0.3	0.3
Income before income taxes	2.1	2.9
Provision for income taxes	0.8	1.1
Net income	1.3%	1.8%

The following table sets forth for the periods indicated the percent of gross profit by revenue source:

	Three Months Ended March 31,
	2014	2013
Gross Profit:
New and used commercial vehicle sales	25.8%	27.7%
Parts and service sales	66.5	64.1
Lease and rental	3.1	4.1
Finance and insurance	2.4	2.3
Other	2.2	1.8
Total gross profit	100.0%	100.0%

The following table sets forth the unit sales and revenue for new heavy-duty, new medium-duty, new light-duty and used commercial vehicles and the absorption ratio (revenue in millions):

	Three Months Ended March 31,
	2014	2013	% Change
Vehicle unit sales:
New heavy-duty vehicles	2,688	2,065	30.2%
New medium-duty vehicles	1,966	1,954	0.6%
New light-duty vehicles	486	395	23.0%
Total new vehicle unit sales	5,140	4,414	16.4%
Used vehicles	1,703	1,414	20.4%
Vehicle revenue:
New heavy-duty vehicles	$373.1	$287.1	30.0%
New medium-duty vehicles	140.9	132.9	6.0%
New light-duty vehicles	15.7	12.0	30.8%
Total new vehicle revenue	$529.7	$432.0	22.6%
Used vehicle revenue	$67.2	$55.7	20.6%
Other vehicle revenue:(1)	$4.0	$1.9	110.5%
Dealership absorption ratio:	111.2%	111.9%	-0.6%
(1) Includes sales of truck bodies, trailers and other new equipment.

Key Performance Indicator

Absorption Ratio

Management uses several performance metrics to evaluate the performance of its commercial vehicle dealerships, and considers Rush Truck Centers’ “absorption ratio” to be of critical importance. Absorption ratio is calculated by dividing the gross profit from the parts, service and body shop departments by the overhead expenses of all of a dealership’s departments, except for the selling expenses of the new and used commercial vehicle departments and carrying costs of new and used commercial vehicle inventory. When 100% absorption is achieved, all of the gross profit from the sale of a commercial vehicle, after sales commissions and inventory carrying costs, directly impacts operating profit. In 1999, the Company’s commercial vehicle dealerships’ absorption ratio was approximately 80%. The Company has made a concerted effort to increase its absorption ratio since 1999. The Company’s truck dealerships achieved a 111.2% absorption ratio for the first quarter of 2014 and 111.9% absorption ratio for the first quarter in 2013.

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

On January, 13, 2014, the Company completed the acquisition of CIT, Inc., which did business as Chicago International Trucks, Mcgrenho L.L.C., which did business as Indy Truck Sales, and Indiana Mack Leasing, LLC; and the membership interests of Idealease of Chicago, LLC. This acquisition added 10 dealership locations to our Rush Truck Centers network and expanded our leasing capabilities in Chicago and Indianapolis, two major leasing markets. Rush Truck Centers now has 106 locations in 20 states, allowing us to serve customers operating in markets where our dealerships are located as well as those whose operations route them through our market areas.

In less than 13 months, the Company added 37 dealerships to its network. As a result of these acquisitions and the Company’s ongoing implementation of a new dealer management system, the Company continued to make substantial investments necessary to support this growth and its long-term strategy in the first quarter.

The Company’s overall parts, service and body shop sales increased 33.5% in the first quarter of 2014 compared to the first quarter of 2013. This contributed to the Company achieving an absorption ratio of 111.2% for the quarter ended March 31, 2014.

Revenues

Revenues increased $201.9 million, or 26.7%, in the first quarter of 2014 compared to the first quarter of 2013.

Parts, service and body shop revenues increased $77.5 million, or 33.5%, in the first quarter of 2014 compared to the first quarter of 2013. This increase was primarily the result of acquisitions that occurred since the first quarter of 2013. The Company expects parts, service and body shop sales to continue to remain strong through 2014 and remains focused on expanding aftermarket product and service offerings.

Revenues from sales of new and used commercial vehicles increased $111.3 million, or 22.7%, in the first quarter of 2014 compared to the first quarter of 2013.

The Company sold 2,688 heavy-duty trucks in the first quarter of 2014, a 30.2% increase compared to 2,065 heavy-duty trucks in the first quarter of 2013. According to A.C.T. Research Co., LLC (“A.C.T. Research”), a truck industry data and forecasting service provider, the U.S. Class 8 truck market increased 15% in the first quarter of 2014 compared to the first quarter of 2013. A.C.T. Research currently predicts U.S. retail sales of Class 8 trucks of approximately 217,000 units in 2014, 223,000 units in 2015, and 215,000 units in 2016, compared to approximately 188,000 units in 2013. The Company’s share of the U.S. Class 8 truck sales market was approximately 5.1% in 2013. The Company expects its market share to range between 5.5% and 6.0% of U.S. Class 8 truck sales in 2014. This market share percentage would result in the sale of approximately 11,900 to 13,000 of Class 8 trucks in 2014 based on A.C.T. Research’s estimate of U.S. retail sales of 217,000 units.

The Company sold 1,966 Class 4 through 7 commercial vehicles, including 243 buses, in the first quarter of 2014, a 0.6% increase compared to 1,954 medium-duty commercial vehicles, including 190 buses, in 2013. A.C.T. Research estimates that unit sales of Class 4 through 7 commercial vehicles in the U.S. increased approximately 10.0% in the first quarter of 2014, compared to the first quarter of 2013. A.C.T. Research currently predicts U.S. retail sales of Class 4 through 7 medium-duty commercial vehicles of approximately 193,500 units in 2014, 201,500 units in 2015, and 198,700 in 2016. In 2013, the Company achieved a 4.7% share of the Class 4 through 7 commercial vehicle sales market in the U.S. The Company expects its market share to range between 4.7% and 5.0% of U.S. Class 4 through 7 commercial vehicle sales in 2014. This market share percentage would result in the sale of approximately 9,100 to 9,700 of Class 4 through 7 commercial vehicles in 2014 based on A.C.T. Research’s current U.S. retail sales estimates of 193,500 units.

The Company sold 486 light-duty vehicles in the first quarter of 2014, a 23.0% increase compared to 395 light-duty vehicles in the first quarter of 2013. The Company expects to sell approximately 2,000 light-duty vehicles in 2014.

The Company sold 1,703 used commercial vehicles in the first quarter of 2014, a 20.4% increase compared to 1,414 used commercial vehicles in the first quarter of 2013. This increase was primarily the result of acquisitions that occurred since the first quarter of 2013. The Company expects to sell 7,500 to 8,500 used commercial vehicles in 2014. The volume of used commercial vehicle sales will be largely dependent upon our ability to acquire quality used commercial vehicles and maintain an adequate used commercial vehicle inventory throughout 2014.

Truck lease and rental revenues increased $10.8 million, or 36.0%, in the first quarter of 2014 compared to the first quarter of 2013. The increase in lease and rental revenue is primarily due to acquisitions that occurred since the first quarter of 2013. The Company expects lease and rental revenue to increase 35% to 40% during 2014, compared to 2013.

Finance and insurance revenues increased $0.9 million, or 30.1%, in the first quarter of 2014 compared to the first quarter of 2013. The Company expects finance and insurance revenue to fluctuate proportionately with the Company’s new and used commercial vehicle sales in 2014. Finance and insurance revenues have limited direct costs and, therefore, contribute a disproportionate share of the Company’s operating profits.

Gross Profit

Gross profit increased $32.1 million, or 24.0%, in the first quarter of 2014, compared to the first quarter of 2013. Gross profit as a percentage of sales decreased to 17.3% in the first quarter of 2014 from 17.7% in the first quarter of 2013. This decrease in gross profit as a percentage of sales is a result of a decrease in margins in parts, service and body shop operations.

Gross margins from the Company’s parts, service and body shop operations decreased to 35.7% in the first quarter of 2014, from 37.1% in the first quarter of 2013. A portion of this decrease is attributable to an increase in gross profits derived from parts sales, a lower margin sale, relative to gross profits derived from service and body shop operations. Gross profit for the parts, service and body shop departments increased to $110.3 million in the first quarter of 2014 from $85.8 million in the first quarter of 2013. Historically, parts operations gross margins range from 27% to 28% and service and body shop operations range from 67% to 68%. Gross profits from parts sales represented 57% of total gross profit for parts, service and body shop operations in the first quarter of 2014, compared to 55% in the first quarter of 2013. Service and body shop operations represented 43% of total gross profit for parts, service and body shop operations in the first quarter of 2014, compared to 45% in the first quarter of 2013. The Company expects blended gross margins on parts, service and body shop operations to range from 35.0% to 37.0% in 2014.

Gross margins on Class 8 truck sales increased slightly to 7.5% in the first quarter of 2014 from 7.4% in the first quarter of 2013. In 2014, the Company expects overall gross margins from Class 8 truck sales of approximately 6.5% to 7.5%.

Gross margins on medium-duty commercial vehicle sales decreased to 5.6% in the first quarter of 2014, from 5.7% in the first quarter of 2013. It is difficult to accurately forecast gross margins on medium-duty commercial vehicles because gross margins vary significantly depending upon the mix of fleet and non-fleet purchasers and types of medium-duty commercial vehicles sold. For 2014, the Company expects overall gross margins from medium-duty commercial vehicle sales of approximately 5.1% to 5.6%, but this will largely depend upon the mix of purchasers and types of vehicles sold.

Gross margins on used commercial vehicle sales decreased to 9.3% in the first quarter of 2014, from 10.0% in the first quarter of 2013. The Company expects margins on used commercial vehicles to range between 8.0% and 10.0% during 2014 depending upon general economic conditions and the availability of quality used vehicles.

Gross margins from truck lease and rental sales decreased to 12.4% in the first quarter of 2014, from 18.0% in the first quarter of 2013. The decrease in gross margins is primarily due to the acquisitions in Illinois and Indiana and the impact of the harsh weather conditions on variable revenue in the first quarter of 2014. The Company expects gross margins from lease and rental sales of approximately 13.5% to 15.5% during 2014, as it expects to continue to grow its lease and rental fleet. The Company’s policy is to depreciate its lease and rental fleet using a straight line method over the customer’s contractual lease term. The lease unit is depreciated to a residual value that approximates fair value at the expiration of the lease term. This policy results in the Company realizing reasonable gross margins while the unit is in service and a corresponding gain or loss on sale when the unit is sold at the end of the lease term.

Finance and insurance revenues and other income, as described above, have limited direct costs and, therefore, contribute a disproportionate share of gross profit.

Selling, General and Administrative Expenses

Selling, General and Administrative (“SG&A”) expenses increased $32.3 million, or 31.7%, in the first quarter of 2014, compared to the first quarter of 2013. SG&A expenses as a percentage of total revenue increased to 14.0% in the first quarter of 2014, from 13.5% in the first quarter of 2013. SG&A expenses as a percentage of total revenue have historically ranged from 10.0% to 15.0%. For 2014, the Company expects SG&A expenses as a percentage of total revenue to range from 13.5% to 14.5% and the selling portion of SG&A expenses to be approximately 25% to 30% of new and used commercial vehicle gross profit. In 2014, the Company expects the general and administrative portion of SG&A expenses to increase by approximately 20.0% compared to 2013 due primarily to the full year effect of the acquisitions that occurred since the first quarter of 2013 and the addition of resources and technology to integrate the Company’s network of dealerships.

Depreciation and Amortization Expense

Depreciation and amortization expense increased $1.7 million, or 24.0%, in the first quarter of 2014 compared to 2013. This increase is primarily due to acquisitions that occurred since the first quarter of 2013, the construction of new dealerships and dealership renovations and expansions.

 Interest Expense, Net

Net interest expense increased $0.6 million, or 24.5%, in the first quarter of 2014 compared to the first quarter of 2013. The increase in net interest expense is primarily due to the increased levels of commercial vehicle inventory. Net interest expense in 2014 will depend on inventory levels and the amount of cash available to make prepayments on the Company’s floor plan agreement with GE Capital Commercial, Inc. (“GE Capital”).

Income before Income Taxes

As a result of the factors described above, income from continuing operations before income taxes decreased $2.5 million, or 11.2%, in the first quarter of 2014 compared to the first quarter of 2013.

Income Taxes

Income taxes decreased $1.0 million, or 11.1%, in the first quarter of 2014, compared to the first quarter of 2013. The Company provided for taxes at a 38.75% effective rate in the first quarter of 2014 compared to an effective rate of 38.7% in the first quarter of 2013. The Company expects its effective tax rate to be approximately 38% to 39% of pretax income in 2014.

Liquidity and Capital Resources

The Company’s short-term cash requirements are primarily for working capital, inventory financing, the renovation and expansion of existing facilities and the construction or purchase of new facilities. Historically, these cash requirements have been met through the retention of profits, borrowings under our floor plan arrangements and bank financings. As of March 31, 2014, the Company had working capital of approximately $145.5 million, including $94.4 million in cash available to fund our operations. The Company believes that these funds are sufficient to meet its operating requirements for at least the next twelve months. From time to time, the Company utilizes its excess cash on hand to pay down its outstanding borrowings under its credit agreement with GE Capital, and the resulting interest earned is recognized as an offset to the Company’s gross interest expense under the credit agreement.

The Company has a secured line of credit that provides for a maximum borrowing of $15.0 million. There were no advances outstanding under this secured line of credit at March 31, 2014, however, $11.8 million was pledged to secure various letters of credit related to self-insurance products, leaving $3.2 million available for future borrowings as of March 31, 2014.

The Company’s long-term real estate debt agreements require the Company to satisfy various financial ratios such as the debt to worth ratio, leverage ratio and the fixed charge coverage ratio and certain requirements for tangible net worth and GAAP net worth. As of March 31, 2014, the Company was in compliance with all debt covenants related to debt secured by real estate and lease and rental units and its floor plan credit agreement. The Company does not anticipate any breach of the covenants in the foreseeable future.

The Company expects to purchase or lease trucks worth approximately $170.0 million for its leasing operations during 2014, depending on customer demand, all of which will be financed. The Company also expects to make capital expenditures for recurring items such as computers, shop tools and equipment and vehicles of approximately $16.0 million to $18.0 million during 2014.

The Company is currently under contracts to construct dealership facilities in San Antonio, Texas, at an estimated cost of $12.0 million, Abilene, Texas at an estimated cost of $1.8 million and Orlando, Florida, at an estimated cost of $4.1 million. These construction projects are estimated to continue through the first quarter of 2015.

The Company anticipates funding its capital expenditures relating to the improvement and expansion of existing facilities and recurring expenses through its operating cash flow. The Company expects to fund the construction or purchase of new facilities through either its operating cash flow or by financing 70% to 80% of the appraised value of such facility.

In January 2014, the Company acquired certain assets of CIT, Inc., which did business as Chicago International Trucks, Mcgrenho L.L.C., which did business as Indy Truck Sales, and Indiana Mack Leasing, LLC; and the membership interests of Idealease of Chicago, LLC. The acquisition included International commercial truck dealerships and Idealease commercial vehicle rental and leasing businesses in Carol Stream, Chicago, Grayslake, Huntley, Joliet, Kankakee and Ottawa, Illinois, and Brazil, Gary and Indianapolis, Indiana. The purchase price for the assets, membership interests, goodwill and dealership properties was approximately $145.1 million, which was paid in cash and 83,091 shares of the Company’s Class B Common Stock with a total value of $2.0 million on the date of acquisition.

On February 4, 2014, the Company announced that its Board of Directors approved a new stock repurchase program authorizing the Company to repurchase, from time to time, up to an aggregate of $40.0 million shares of Class A Common Stock and/or Class B Common Stock. The new stock repurchase program replaces the previous $40 million stock repurchase program that was set to expire on February 11, 2014. Repurchases will be made at times and in amounts as the Company deems appropriate and will be made through open market transactions, privately negotiated transactions and other lawful means. The manner, timing and amount of any repurchases will be determined by the Company based on an evaluation of market conditions, stock price and other factors. The stock repurchase program expires on February 3, 2015, and may be suspended or discontinued at any time. While the stock repurchase program does not obligate the Company to acquire any particular amount or class of common stock, the Company anticipates that it will be repurchasing primarily shares of its Class B Common Stock.

The Company will continue to purchase vehicles for its lease and rental division and authorize capital expenditures for improvement and expansion of its existing dealership facilities and construction or purchase of new facilities based on market opportunities. The Company has no other material commitments for capital expenditures as of March 31, 2014.

Cash Flows

Cash and cash equivalents decreased by $122.9 million during the three months ended March 31, 2014, and increased by $6.3 million during the three months ended March 31, 2013. The major components of these changes are discussed below.

Cash Flows from Operating Activities

Cash flows from operating activities include net income adjusted for non-cash items and the effects of changes in working capital. During the first quarter of 2014, operating activities resulted in net cash used by operations of $7.1 million. Cash used by operating activities was primarily impacted by the increase in inventories and receivables and the decrease in customer deposits and accrued liabilities, which was offset by the increase in trade payables and floor plan financing trade, net.

During the first quarter of 2013, operating activities resulted in net cash provided by operations of $57.1 million. Cash provided by operating activities was primarily impacted by the decrease in inventories and receivables and the increase in accounts payable, which was offset by the decrease in accrued liabilities.

In June 2012, the Company entered into a wholesale financing agreement with Ford Motor Credit Company that provides for the financing of, and is collateralized by, the Company’s Ford new vehicle inventory. This wholesale financing agreement bears interest at a rate of Prime plus 150 basis points minus certain incentives and rebates; however, the prime rate is defined to be a minimum of 3.75%. As of March 31, 2014, the interest rate on the wholesale financing agreement was 5.25% before considering the applicable incentives. As of March 31, 2014, the Company had an outstanding balance of $55.0 million under the Ford Motor Credit Company wholesale financing agreement.

Cash Flows from Investing Activities

Cash flows used in investing activities consist primarily of cash used for capital expenditures and business acquisitions. During the first quarter of 2014, cash used in investing activities was $194.2 million. Capital expenditures consisted of purchases of property and equipment and improvements to our existing dealership facilities of $53.2 million. Property and equipment purchases during the first quarter of 2014 consisted of $38.1 million for additional units for rental and leasing operations, which was directly offset by borrowings of long-term debt. The Company expects to purchase or lease trucks worth approximately $170.0 million for its leasing operations in 2014, depending on customer demand, all of which will be financed. Cash used in business acquisitions was $143.1 million during the first quarter of 2014. See Note 10 of the Notes to Consolidated Financial Statements for a detailed discussion of the business acquisitions. During 2014, the Company expects to make capital expenditures for recurring items such as computers, shop equipment and vehicles of $16.0 million to $18.0 million.

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

Cash Flows from Financing Activities

Cash flows from financing activities include borrowings and repayments of long-term debt and net proceeds of floor plan notes payable, non-trade. Cash provided by financing activities was $78.4 million during the first quarter of 2014. The Company had borrowings of long-term debt of $61.9 million and repayments of long-term debt and capital lease obligations of $27.9 million during the first quarter of 2014. The Company had net draws on floor plan notes payable, non-trade of $45.2 million during the first quarter of 2014. The borrowings of long-term debt were primarily related to units for the rental and leasing operations.

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

Most of the Company’s commercial vehicle purchases are made on terms requiring payment to the manufacturer within 15 days or less from the date the commercial vehicles are invoiced from the factory. On July 11, 2013, the Company entered into the third amendment to its credit agreement with GE Capital. The amendment increased the aggregate loan commitment to $750.0 million. Borrowings under the amended credit agreement will now bear interest per annum, payable monthly, at the three month LIBOR rate, determined on the last day of the prior month, plus 2.03%.  In addition, the Company is required to pay the lenders a monthly working capital fee equal to 0.35% per annum multiplied by the amount of voluntary prepayments of new and used inventory loans. Loans under the credit agreement for the purchase of used inventory are limited to $150.0 million. Pursuant to the third amendment, the credit agreement expires July 11, 2016, although GE Capital has the right to terminate the credit agreement at any time upon 120 days’ written notice. The Company may terminate the credit agreement at any time, although if it does so it must pay the lenders a prepayment processing fee of (i) $15,000,000 if it terminates on or prior to January 11, 2015, (ii) $7,500,000 if it terminates after January 11, 2015 but on or prior to July 11, 2015 and (iii) $300,000 if it terminates thereafter, subject in each case to specified limited exceptions. On March 31, 2014, the Company had approximately $604.3 million outstanding under its credit agreement with GE Capital. The average daily outstanding borrowings under the credit agreement with GE Capital during the three months ended March 31, 2014 were $529.7 million. From time to time, the Company utilizes its excess cash on hand to pay down its outstanding borrowings under its credit agreement with GE Capital, and the resulting interest earned is recognized as an offset to the Company’s gross interest expense under the credit agreement.

Navistar Financial Corporation and Peterbilt offer trade terms that provide an interest free inventory stocking period for certain new commercial vehicles.  If the commercial vehicle is not sold within the interest free period, the Company then finances the commercial vehicle under the GE Capital credit agreement.

Backlog

On March 31, 2014, the Company’s backlog of commercial vehicle orders was approximately $1,219.3 million as compared to a backlog of commercial vehicle orders of approximately $770.8 million on March 31, 2013. The Company includes only confirmed orders in its backlog. The delivery time for a custom-ordered commercial vehicle varies depending on the truck specifications and demand for the particular model ordered, however, the Company expects to fill the majority of its backlog orders during 2014. The Company sells the majority of its new heavy-duty commercial vehicles by customer special order. The Company sells the majority of its medium- and light-duty commercial vehicles out of inventory. Orders from a number of the Company’s major fleet customers are included in the Company’s backlog as of March 31, 2014.

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

Environmental Standards and Other Governmental Regulations

The Company is subject to a wide range of federal, state and local environmental laws and regulations, including those governing discharges into the air and water; the operation and removal of underground and aboveground storage tanks; the use, handling, storage and disposal of hazardous substances, petroleum and other materials; and the investigation and remediation of environmental impacts. As with commercial vehicle dealerships generally, and service, parts and body shop operations in particular, our business involves the generation, use, storage, handling and contracting for recycling or disposal of hazardous materials or wastes and other environmentally sensitive materials. The Company has incurred, and will continue to incur, capital and operating expenditures and other costs in complying with such laws and regulations.

Our operations involving the use, handling, storage and disposal of hazardous and nonhazardous materials are subject to the requirements of the federal Resource Conservation and Recovery Act, or RCRA, and comparable state statutes. Pursuant to these laws, federal and state environmental agencies have established approved methods for handling, storage, treatment, transportation and disposal of regulated substances and wastes with which the Company must comply. Our business also involves the operation and use of above ground and underground storage tanks. These storage tanks are subject to periodic testing, containment, upgrading and removal under RCRA and comparable state statutes. Furthermore, investigation or remediation may be necessary in the event of leaks or other discharges from current or former underground or aboveground storage tanks.

The Company may also have liability in connection with materials that were sent to third-party recycling, treatment, or disposal facilities under the federal Comprehensive Environmental Response, Compensation and Liability Act, or CERCLA, and comparable state statutes. These statutes impose liability for investigation and remediation of environmental impacts without regard to fault or the legality of the conduct that contributed to the impacts. Responsible parties under these statutes may include the owner or operator of the site where impacts occurred and companies that disposed or arranged for the disposal of the hazardous substances released at these sites. These responsible parties also may be liable for damages to natural resources. In addition, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the release of hazardous substances or other materials into the environment.

The federal Clean Water Act and comparable state statutes prohibit discharges into regulated waters without the necessary permits, require containment of potential discharges of oil or hazardous substances, and require preparation of spill contingency plans. Water quality protection programs govern certain discharges from some of our operations. Similarly, the federal Clean Air Act and comparable state statutes regulate emissions of various air emissions through permitting programs and the imposition of standards and other requirements.

The Company believes that it does not currently have any material environmental liabilities and that compliance with environmental laws and regulations will not, individually or in the aggregate, have a material adverse effect on our results of operations, financial condition or cash flows. However, soil and groundwater impacts are known to exist at some of our current properties. Further, environmental laws and regulations are complex and subject to change. In addition, in connection with acquisitions, it is possible that the Company will assume or become subject to new or unforeseen environmental costs or liabilities, some of which may be material. In connection with our dispositions, or prior dispositions made by companies we acquire, the Company may retain exposure for environmental costs and liabilities, some of which may be material. Compliance with current or amended, or new or more stringent, laws or regulations, stricter interpretations of existing laws or the future discovery of environmental conditions could require additional expenditures by us, and those expenditures could be material.

In 2010, the EPA and the U.S. Department of Transportation (DOT) announced the first national standards to reduce greenhouse gas (GHG) emissions and improve fuel efficiency of heavy-duty trucks and buses beginning in model year 2014. The final rules, which were issued on September 15, 2011, begin to apply in 2014 and are fully implemented in model year 2017. The EPA and DOT have announced plans to extend these standards beyond model year 2018, but have not yet proposed regulations. We do not believe that the foregoing standards will negatively impact our business, however, future legislation or other new regulations that may be adopted to address greenhouse gas emissions may negatively impact our business. Regulations could result in increased compliance costs, additional operating restrictions or changes in demand for our products and services, which could have a material adverse effect on our business, financial condition and results of operation.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk.

Market risk represents the risk of loss that may impact the financial position, results of operations, or cash flows of the Company due to adverse changes in financial market prices, including interest rate risk, and other relevant market rate or price risks.

The Company is exposed to some market risk through interest rates related to our floor plan financing agreements, variable rate real estate debt and discount rates related to finance sales. The majority of floor plan debt and variable rate real estate debt is based on LIBOR. As of March 31, 2014, the Company had floor plan borrowings and variable interest rate real estate debt of approximately $733.3 million. Assuming an increase or decrease in LIBOR of 100 basis points, annual interest expense could correspondingly increase or decrease by approximately $7.3 million.

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

The Company is exposed to some market risk through interest rate swaps on some of the Company’s variable interest rate real estate debt. As of March 31, 2014, the Company had interest rate swaps with a total notional amount of $37.5 million. The swaps were designed to provide a hedge against changes in interest rates on some of the Company’s variable interest rate real estate debt. The swaps are collateralized by the underlying real estate. These interest rate swaps qualify for cash flow hedge accounting treatment and are considered effective. For additional information about the effect of the Company’s derivative instruments on the accompanying consolidated financial statements, see Note 6 – Financial Instruments and Fair Value of the Notes to Consolidated Financial Statements.

The Company is also exposed to some market risk through interest rates related to the investment of our current cash and cash equivalents which totaled $94.4 million on March 31, 2014. These funds are generally invested in variable interest rate instruments in accordance with the Company’s investment policy. As such instruments mature and the funds are reinvested, we are exposed to changes in market interest rates. This risk is mitigated by management’s ongoing evaluation of the best investment rates available for current and noncurrent high quality investments. If market interest rates were to increase or decrease immediately and uniformly by 100 basis points, the Company’s annual interest income could correspondingly increase or decrease by approximately $0.9 million.

In the past, the Company invested in interest-bearing short-term investments consisting of investment-grade auction rate securities classified as available-for-sale. Auctions for investment grade securities held by the Company have failed. The auction rate securities continue to pay interest in accordance with the terms of the underlying security; however, liquidity will be limited until there is a successful auction or until such time as other markets for these investments develop. As of March 31, 2014, the Company holds auction rate securities, with underlying tax-exempt municipal bonds that mature in 2030, that have a fair value of $6.6 million. Given the current market conditions in the auction rate securities market, if the Company determines that the fair value of these securities temporarily decreases by an additional 10%, the Company’s equity could correspondingly decrease by approximately $0.7 million. If it is determined that the fair value of these securities is other-than-temporarily impaired by 10%, the Company could record a loss on its Consolidated Statements of Operations of approximately $0.7 million. For further discussion of the risks related to our auction rate securities, see Note 6 – Financial Instruments and Fair Value of the Notes to Consolidated Financial Statements.

ITEM 4. Controls and Procedures.

The Company, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2014 to ensure that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) is accumulated and communicated to Company management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in the Company’s internal control over financial reporting that occurred during the three months ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A. Risk Factors.

While we attempt to identify, manage and mitigate risks and uncertainties associated with our business to the extent practical under the circumstances, some level of risk and uncertainty will always be present. Item 1A, Part I of our 2013 Annual Report on Form 10-K (the “2013 Annual Report”) describes some of the risks and uncertainties associated with our business that have the potential to materially affect our business, financial condition or results of operations.

There has been no material change in our risk factors disclosed in our 2013 Annual Report.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On January 13, 2014, the Company completed its previously announced acquisition of certain assets of CIT, Inc., which does business as Chicago International Trucks, Mcgrenho L.L.C., which does business as Indy Truck Sales, and Indiana Mack Leasing, LLC; and the membership interests of Idealease of Chicago, LLC. The purchase price for the assets, membership interests, goodwill and dealership properties was approximately $145.0 million, which was paid in cash and 83,091 shares of the Company’s Class B Common Stock with a total value of $2.0 million on the date of acquisition, which were issued to one of the selling parties. Based in part on representations from the selling party regarding its sophistication, net worth and access to information concerning us, the issuance of the Company’s Class B Common Stock was exempt from registration requirements under Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D thereunder.

Except as described above, we did not make any other unregistered sales of equity securities during the first quarter of 2014.

A summary of the repurchase activity for the Company’s first quarter of 2014 is as follows:

Period	Total Number of Shares Purchased (1)(2)(3)	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (3)
January 1 – January 31, 2014	22,489	$23.96	577,165	$26,604,790
February 1 – February 28, 2014	129,510	23.87	706,675	36,977,252
March 1 – March 31, 2014	6,625	24.52	713,300	36,814,776
Total	158,624		713,300	36,814,776

 ______________

(1)	The calculation of the average price paid per share does not give effect to any fees, commissions or other costs associated with the repurchase of such shares.
(2)	The shares represent Class B Common Stock repurchased by the Company.
(3)	The Company repurchased shares under a stock repurchase program announced on February 12, 2013, which authorized the repurchase of up to $40.0 million of its shares of Class A Common Stock and/or Class B Common Stock. This stock repurchase program expired on February 3, 2014. A total of 580,126 shares of Class B Common Stock were repurchased under this program prior to its expiration. On February 4, 2014, the Company announced a new stock repurchase program, which authorized the repurchase of up to $40.0 million of its shares of Class A Common Stock and/or Class B Common Stock. Through March 31, 2014, 133,174 shares of Class B Common Stock have been repurchased under the new program.

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

RUSH ENTERPRISES, INC.

Date: May 12, 2014	By:	/S/ W.M. “RUSTY” RUSH
W.M. “Rusty” Rush
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date: May 12, 2014	By:	/S/ STEVEN L. KELLER
Steven L. Keller
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Title
31.1*	Certification of CEO pursuant to Rules 13a-14(a) and 15d-14(a) adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of CFO pursuant to Rules 13a-14(a) and 15d-14(a) adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of CEO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of CFO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
**

This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.