Form 10-Q
period 2014-06-30
RUSH ENTERPRISES INC \TX\
filed 2014-08-08
CIK 1012019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

(X)     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ]                   No [X]

Indicated below is the number of shares outstanding of each of the issuer’s classes of common stock, as of August 1, 2014.

Title of Class	Number of Shares Outstanding
Class A Common Stock, $.01 Par Value	29,787,836
Class B Common Stock, $.01 Par Value	10,087,458

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

JUNE 30, 2014 AND DECEMBER 31, 2013

(In Thousands, Except Shares)

	June 30,	December 31,
	2014	2013
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$130,963	$217,305
Accounts receivable, net	166,168	103,293
Inventories, net	865,500	802,220
Prepaid expenses and other	10,397	14,341
Deferred income taxes, net	16,249	16,277
Total current assets	1,189,277	1,153,436
Investments	6,812	6,628
Property and equipment, net	842,198	739,663
Goodwill, net	262,862	215,464
Other assets, net	52,415	52,607
Total assets	$2,353,564	$2,167,798

Liabilities and shareholders’ equity
Current liabilities:
Floor plan notes payable	$686,897	$593,649
Current maturities of long-term debt	129,509	97,243
Current maturities of capital lease obligations	9,759	10,268
Trade accounts payable	106,141	100,375
Customer deposits	32,550	58,319
Accrued expenses	81,477	69,321
Total current liabilities	1,046,333	929,175
Long-term debt, net of current maturities	410,423	385,538
Capital lease obligations, net of current maturities	34,936	35,199
Other long-term liabilities	5,001	4,683
Deferred income taxes, net	145,267	147,822
Shareholders’ equity:
Preferred stock, par value $.01 per share; 1,000,000 shares authorized; 0 shares outstanding in 2014 and 2013	–	–
Common stock, par value $.01 per share; 60,000,000 class A shares and 20,000,000 class B shares authorized; 29,711,786 class A shares and 10,117,979 class B shares outstanding in 2014; and 28,910,505 class A shares and 10,304,518 class B shares outstanding in 2013	423	414
Additional paid-in capital	264,614	243,154
Treasury stock, at cost: 2,441,723 class B shares in 2014; and 2,194,519 class B shares in 2013	(38,349)	(30,821)
Retained earnings	485,688	453,836
Accumulated other comprehensive loss, net of tax	(772)	(1,202)
Total shareholders’ equity	711,604	665,381
Total liabilities and shareholders’ equity	$2,353,564	$2,167,798

The accompanying notes are an integral part of these consolidated financial statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(In Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Revenues:
New and used truck sales	$797,291	$508,194	$1,398,191	$997,804
Parts and service	330,982	242,928	639,956	474,407
Lease and rental	44,057	31,358	85,046	61,498
Finance and insurance	5,256	3,838	9,332	6,971
Other	4,875	3,356	8,603	5,782
Total revenue	1,182,461	789,674	2,141,128	1,546,462
Cost of products sold:
New and used truck sales	738,851	473,153	1,296,993	925,727
Parts and service	212,016	152,449	410,719	298,162
Lease and rental	38,245	26,384	74,142	51,097
Total cost of products sold	989,112	651,986	1,781,854	1,274,986
Gross profit	193,349	137,688	359,274	271,476
Selling, general and administrative	149,260	118,628	283,705	220,734
Depreciation and amortization	9,177	7,259	17,995	14,369
Gain (loss) on sale of assets	20	(12)	104	29
Operating income	34,932	11,789	57,678	36,402
Interest expense, net	2,543	2,480	5,674	4,993
Income before taxes	32,389	9,309	52,004	31,409
Provision for income taxes	12,551	3,677	20,152	12,230
Net income	$19,838	$5,632	$31,852	$19,179

Earnings per common share:
Basic	$.50	$.14	$.81	$.49
Diluted	$.49	$.14	$.78	$.47

Weighted average shares outstanding:
Basic	39,751	39,552	39,544	39,337
Diluted	40,849	40,581	40,682	40,446

Comprehensive income	$20,154	$5,785	$32,282	$19,502

The accompanying notes are an integral part of these consolidated financial statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Six Months Ended
	June 30,

	2014	2013

Cash flows from operating activities:
Net income	$31,852		$19,179
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	59,298		44,228
Gain on sale of property and equipment	(104)		(29)
Stock-based compensation expense related to stock options and employee stock purchases	7,078		5,515
Provision for deferred income tax	(2,802)		(924)
Excess tax benefits from stock-based compensation	(4,306)		(2,138)
Acquired research and development	2,000		−
Change in accounts receivable, net	(55,700)		404
Change in inventories, net	(10,095)		(44,330)
Change in prepaid expenses and other, net	4,694		5,209
Change in trade accounts payable	5,766		19,552
Draws on floor plan notes payable – trade, net	19,903		4,789
Change in customer deposits	(26,130)		(6,020)
Change in accrued expenses	15,161		(8,705)
Net cash provided by operating activities	46,615		36,730
Cash flows from investing activities:
Acquisition of property and equipment	(116,204)		(82,532)
Proceeds from the sale of property and equipment	299		332
Business acquisitions	(147,269)		(3,528)
Proceeds from the sale of available for sale securities	150		−
Change in other assets	1,733		(66)
Net cash used in investing activities	(261,291)		(85,794)
Cash flows from financing activities:
Draws on floor plan notes payable – non-trade, net	73,344		33,002
Proceeds from long-term debt	114,210		65,651
Principal payments on long-term debt	(56,897)		(45,585)
Principal payments on capital lease obligations	(7,187)		(6,446)
Proceeds from issuance of shares relating to employee stock options and employee stock purchases	9,256		7,337
Excess tax benefits from stock-based compensation	4,306		2,138
Common stock repurchased	(8,698)		(2,272)
Net cash provided by financing activities	128,334		53,825
Net (decrease) increase in cash and cash equivalents	(86,342)		4,761
Cash and cash equivalents, beginning of period	217,305		198,773
Cash and cash equivalents, end of period	$130,963		$203,534
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$14,460		$11,334
Income taxes, net of refunds	$5,425		$1,360
Noncash investing activities:
Common stock issued related to business acquisition	$2,000	$	−
Assets acquired under capital leases	$6,415		$4,124

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

2 – Other Assets

The capitalized costs, including capitalized interest, of the SAP enterprise software and SAP dealership management system of $39.5 million are recorded on the Consolidated Balance Sheet in Other Assets at June 30, 2014. These capitalized costs are net of accumulated amortization of $8.7 million. The SAP software is being amortized over a period of 15 years. The Company is currently operating 64 Rush Truck Centers and most of its leasing operations on the SAP enterprise software and SAP dealership management system, which represent approximately 68% of total revenue for the six months ended June 30, 2014. The Company plans to convert all of its locations to the SAP enterprise software and SAP dealership management system by the end of the second quarter of 2015.

Amortization expense relating to the SAP software, which is recognized in depreciation and amortization expense in the Consolidated Statement of Income, was $0.8 million for the three months ended June 30, 2014, and $0.7 million for the three months ended June 30, 2013, and $1.6 million for the six months ended June 30, 2014, and $1.5 million for the six months ended June 30, 2013. The Company estimates that amortization expense relating to the SAP software will be approximately $3.3 million for each of the next five succeeding years.

The Company’s only significant identifiable intangible assets, other than goodwill, are rights under franchise agreements with manufacturers. The fair value of the franchise right is determined at the acquisition date by discounting the projected cash flows specific to each acquisition. The carrying value of the Company’s manufacturer franchise rights was $4.5 million at June 30, 2014, and December 31, 2013, and is included in Other Assets on the accompanying consolidated balance sheets. The Company has determined that manufacturer franchise rights have an indefinite life as there are no economic or other factors that limit their useful lives and they are expected to generate cash flows indefinitely due to the historically long lives of the manufacturers’ brand names. Furthermore, to the extent that any agreements evidencing manufacturer franchise rights have expiration dates, the Company expects that it will be able to renew those agreements in the ordinary course of business. Accordingly, the Company does not amortize manufacturer franchise rights.

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

4 – Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share information):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Numerator:
Numerator for basic and diluted earnings per share –
Net income available to common shareholders	$19,838	$5,632	$31,852	$19,179

Denominator–
Denominator for basic earnings per share – weighted average shares outstanding	39,751	39,552	39,544	39,337
Effect of dilutive securities–
Employee and director stock options and restricted share awards	1,098	1,029	1,138	1,109
Denominator for diluted earnings per share – adjusted weighted average shares outstanding and assumed conversions	40,849	40,581	40,682	40,446

Basic earnings per common share	$.50	$.14	$.81	$.49
Diluted earnings per common share and common share equivalents	$.49	$.14	$.78	$.47

Options to purchase shares of common stock that were outstanding for the three months and six months ended June 30, 2014, and 2013, that were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Options	721	924	576	924
Total anti-dilutive securities	721	924	576	924

5 – Stock Options and Restricted Stock Awards

Valuation and Expense Information

The Company accounts for stock-based compensation in accordance with Accounting Standards Codification (“ASC”) 718-10, “Compensation – Stock Compensation,” which requires the measurement and recognition of compensation expense for all share-based payment awards made to the Company’s employees and directors, including employee stock options, restricted share awards, restricted stock unit awards and employee stock purchases related to the Employee Stock Purchase Plan based on estimated fair values. Stock-based compensation expense, calculated using the Black-Scholes option-pricing model and included in selling, general and administrative expense, was $3.8 million for the three months ended June 30, 2014, and $2.3 million for the three months ended June 30, 2013. Stock-based compensation expense, included in selling, general and administrative expense, for the six months ended June 30, 2014, was $7.1 million and for the six months ended June 30, 2013, was $5.5 million. As of June 30, 2014, there was $20.0 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements to be recognized over a weighted-average period of 3.0 years.

6 – Financial Instruments and Fair Value

The Company measures certain financial assets and liabilities at fair value on a recurring basis. Financial instruments consist primarily of cash, accounts receivable, accounts payable and floor plan notes payable. The carrying values of the Company’s financial instruments approximate fair value due either to their short-term nature or existence of variable interest rates, which approximate market rates. Certain methods and assumptions were used by the Company in estimating the fair value of financial instruments at June 30, 2014, and 2013. The carrying value of current assets and current liabilities approximates the fair value due to the short maturity of these items.

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

As of June 30, 2014, the Company held auction rate securities with underlying tax-exempt municipal bonds that mature in 2030 that have a fair value of $6.8 million and a cost basis of $7.4 million. The Company sold $150,000 of the auction rate securities during the second quarter of 2014. These bonds have credit wrap insurance and a credit rating of A2 by a major credit rating agency.

The Company valued the auction rate securities at June 30, 2014, using a discounted cash flow model based on the characteristics of the individual securities, which the Company believes yields the best estimate of fair value. The first step in the valuation included a credit analysis of the security which considered various factors including the credit quality of the issuer, the instrument’s position within the capital structure of the issuing authority, and the composition of the authority’s assets including the effect of insurance and/or government guarantees. Next, the future cash flows of the instruments were projected based on certain assumptions regarding the auction rate market significant to the valuation including the auction rate market will remain illiquid and auctions will continue to fail causing the interest rate to be the maximum applicable rate. This assumption resulted in discounted cash flow analysis being performed through 2019, the point at which the Company estimates the securities will be redeemed by the municipality. The projected cash flows were then discounted using the applicable yield curve plus a 225 basis point liquidity premium added to the applicable discount rate.

The Company recorded a pre-tax impairment charge of $1.0 million on these investments in 2011 and a subsequent pre-tax increase in fair value of $184,000 in the second quarter of 2014. The Company believes that the impairment is temporary and has included the impairment in accumulated other comprehensive loss.

The table below presents disclosures about the auction rate securities measured at fair value on a recurring basis in the Company’s financial statements as follows (in thousands):

	At June 30, 2014			At December 31, 2013
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Investment in auction rate securities	$—	$—	$6,812	$—	$—	$6,628

	Cost Basis Amount	Gross Unrealized (Gain) Loss In Accumulated OCI	Fair Value
June 30, 2014
Investment in auction rate securities	$7,425	$613	$6,812

December 31, 2013
Investment in auction rate securities	$7,575	$947	$6,628

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

At June 30, 2014, the Company had an aggregate $36.8 million notional amount of interest rate swap contracts, which have been designated as cash flow hedges, to pay fixed rates of interest and receive a floating interest rate based on LIBOR. The fixed interest rates specified in the interest rate swap contracts became effective on or about January 1, 2012. The Company’s interest rate swaps qualify for cash flow hedge accounting treatment.  Unrealized gains or losses are recorded in accumulated other comprehensive income. Realized gains and losses will be recognized in interest expense, if they occur. Amounts to be received or paid under the contracts will be recognized as interest expense over the life of the contracts. There was no ineffectiveness for these swaps during the three months ended June 30, 2014, and 2013.

The fair value of cash flow hedges is calculated as the present value of expected future cash flows, determined on the basis of forward interest rates and present value factors. As such, the carrying amounts for these swaps are designated to be Level 2 fair values and totaled a liability of $0.7 million as of June 30, 2014. The carrying value of these swaps is included in Other Long-Term Liabilities on the accompanying Consolidated Balance Sheet as of June 30, 2014.

As of June 30, 2014, the Company was party to derivative financial instruments, as described in the following table (in thousands):

Agreement	Notional Amount	Fixed Interest Rate	Underlying Rate	Expiration Date	Fair Value
Interest Rate Swap	$1,789	5.075%	3 month LIBOR	July 1, 2015	$(39)
Interest Rate Swap	3,696	5.075%	3 month LIBOR	July 1, 2015	(80)
Interest Rate Swap	6,388	5.39%	1 month LIBOR	December 31, 2014	(69)
Interest Rate Swap	1,235	5.39%	1 month LIBOR	December 31, 2014	(13)
Interest Rate Swap	2,198	5.39%	1 month LIBOR	December 31, 2014	(24)
Interest Rate Swap	4,974	5.39%	1 month LIBOR	December 31, 2014	(53)
Interest Rate Swap	4,680	5.38%	1 month LIBOR	June 29, 2015	(108)
Interest Rate Swap	704	5.29%	1 month LIBOR	June 30, 2015	(16)
Interest Rate Swap	1,349	5.29%	1 month LIBOR	June 30, 2015	(31)
Interest Rate Swap	6,805	5.29%	1 month LIBOR	June 30, 2015	(154)
Interest Rate Swap	587	5.29%	1 month LIBOR	June 30, 2015	(13)
Interest Rate Swap	2,358	5.29%	1 month LIBOR	June 30, 2015	(53)

Fair values of derivative instruments are on the accompanying Consolidated Balance Sheet (in thousands):

		Fair Value at
Derivative Liabilities Designated as Hedging Instruments	Balance Sheet Location	June 30, 2014	December 31, 2013

Interest Rate Swaps	Other Long-Term Liabilities	$653	$1,024

(in thousands)	Gain (Loss) Recognized in OCI on Derivatives (Effective Portion) during the Three Months Ended		Location of Loss	Loss Reclassified from Accumulated OCI into Income (Effective Portion) during the Three Months Ended
	June 30, 2014	June 30, 2013	Reclassified into Income	June 30, 2014	June 30, 2013
Interest rate swaps	$184	$249	Interest Expense	$(47)	$(85)

(in thousands)	Gain (Loss) Recognized in OCI on Derivatives (Effective Portion) during the Six Months Ended		Location of Loss	Loss Reclassified from Accumulated OCI into Income (Effective Portion) during the Six Months Ended
	June 30, 2014	June 30, 2013	Reclassified into Income	June 30, 2014	June 30, 2013
Interest rate swaps	$371	$526	Interest Expense	$(111)	$(170)

7 – Segment Information

The Company’s only reportable business segment is the Truck Segment. The Truck Segment operates a network of commercial vehicle dealerships that provide an integrated one-stop source for the commercial vehicle needs of its customers, including retail sales of new and used commercial vehicles; aftermarket parts, service and body shop facilities; and a wide array of financial services, including the financing of new and used commercial vehicle purchases, insurance products and truck leasing and rentals. The Company’s commercial vehicle dealerships are deemed a single reporting unit because they have similar economic characteristics. The Company’s chief operating decision maker considers the entire Truck Segment, not individual dealerships, when making decisions about resources to be allocated to the segment and assess its performance.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on income from continuing operations before income taxes not including extraordinary items.

The following table contains summarized information about reportable segment revenue, segment income or loss from continuing operations and segment assets for the periods ended June 30, 2014, and 2013 (in thousands):

	Truck Segment	All Other	Total

As of and for the three months ended June 30, 2014

Revenues from external customers	$1,177,306	$5,155	$1,182,461
Segment income (loss) before taxes	32,112	277	32,389
Segment assets	2,321,639	31,925	2,353,564

As of the six months ended June 30, 2014

Revenues from external customers	$2,131,936	$9,192	$2,141,128
Segment income (loss) before taxes	52,093	(89)	52,004

As of and for the three months ended June 30, 2013

Revenues from external customers	$784,573	$5,101	$789,674
Segment income (loss) before taxes	8,943	366	9,309
Segment assets	1,945,552	26,688	1,972,240

As of the six months ended June 30, 2013

Revenues from external customers	$1,536,803	$9,659	$1,546,462
Segment income (loss) before taxes	31,091	318	31,409

Revenues from segments below the quantitative thresholds are attributable to three operating segments of the Company and are included in the All Other column. Those segments include a retail tire company, an insurance agency and a guest ranch operation. None of those segments has ever met any of the quantitative thresholds for determining reportable segments.

8 – Income Taxes

The Company included accruals for unrecognized income tax benefits totaling $1.5 million as a component of accrued liabilities as of June 30, 2014, and $1.4 million as of June 30, 2013. The unrecognized tax benefits, if recognized, would impact the Company’s effective tax rate. An unfavorable settlement would require a charge to income tax expense and a favorable resolution would be recognized as a reduction to income tax expense. The Company records interest and penalties related to unrecognized income tax benefits in income tax expense. The Company had accrued interest of $81,000 at June 30, 2014, and December 31, 2013, related to unrecognized tax benefits. No amounts were accrued for penalties.

The Company does not anticipate a significant change in the amount of unrecognized tax benefits in the next 12 months. As of June 30, 2014, the tax years ended December 31, 2010 through 2013, remained subject to audit by federal tax authorities and the tax years ended December 31, 2009 through 2013, remained subject to audit by state tax authorities.

9 – Accumulated Other Comprehensive Income

The following table shows the components of accumulated other comprehensive loss, net of tax, (in thousands):

	Three Months Ended June 30, 2014
	Cash Flow Swaps	Available for Sale Securities	Total
Balance at March 31, 2014	$(510)	$(578)	$(1,088)
Change in fair value	184	184	368
Sale of available for sale securities	−	150	150
Income tax deferred	(72)	(130)	(202)
Balance at June 30, 2014	$(398)	$(374)	$(772)

	Three Months Ended June 30, 2013
	Cash Flow Swaps	Available for Sale Securities	Total
Balance at March 31, 2013	$(1,007)	$(578)	$(1,585)
Change in fair value	249	−	249
Income tax deferred	(96)		(96)
Balance at June 30, 2013	$(854)	$(578)	$(1,432)

	Six Months Ended June 30, 2014
	Cash Flow Swaps	Available for Sale Securities	Total
Balance at December 31, 2013	$(624)	$(578)	$(1,202)
Change in fair value	371	184	555
Sale of available for sale securities	−	150	150
Income tax deferred	(145)	(130)	(275)
Balance at June 30, 2014	$(398)	$(374)	$(772)

	Six Months Ended June 30, 2013
	Cash Flow Swaps	Available for Sale Securities	Total
Balance at December 31, 2012	$(1,178)	$(578)	$(1,756)
Change in fair value	527	−	527
Income tax deferred	(203)		(203)
Balance at June 30, 2013	$(854)	$(578)	$(1,432)

The following table shows the amount of loss reclassified from accumulated other comprehensive loss into earnings (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Losses on cash flow swaps to:
Interest expense	$(47)	$(85)	$(111)	$(171)
Income tax benefit	18	33	43	66
Total reclassifications	$(29)	$(52)	$(68)	$(105)

10 – Acquisitions and Business Transactions

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

Property and equipment	$60,066
Goodwill	47,326
Inventory	31,048
Accounts receivable	7,175
Prepaid expenses	750
Other	23
Accrued expenses	(1,325)
Total	$145,063

As the value of certain assets and liabilities are preliminary in nature, they are subject to adjustment as additional information is obtained about the facts and circumstances that existed at the acquisition date. Pro forma information is not included in accordance with ASC 805 because the acquisition was not considered material.

On June 25, 2014, a joint venture was established to further expand the Company’s used commercial vehicle sales network. As a result, the Company owns 50% of Central California Truck and Trailer Sales, LLC (“CCTTS”), which has locations in Fresno and Stockton, California which sell used trucks. In connection with the formation of this joint venture, the Company contributed $2.2 million. CCTTS is accounted for using the equity method of accounting in accordance with ASC 323 and is recorded on the Consolidated Balance Sheet in Other Assets.

In May, the Company announced an agreement with 3M to pursue the design, manufacture and installation of a portfolio of compressed natural gas (“CNG”) fuel systems for use in Class 6 through 8 vehicles. The Agreement allows the Company to engineer, assemble and install CNG fuel systems utilizing 3M’s CNG tanks, as well as provide market distribution and aftermarket support. In addition to the initial $2.0 million investment for research and development, which was recorded in selling, general and administrative expense, the Company will continue to incur expenses to bring its CNG fuel system to market. The transaction did not qualify as a business combination in accordance with ASC 805.

11 – New Accounting Pronouncement

In May 2014, the Financial Accounting Standards Board issued a new accounting pronouncement regarding revenue from contracts with customers. This new standard provides guidance on recognizing revenue, including a five step model to determine when revenue recognition is appropriate. The standard requires that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Adoption of the new standard is effective for reporting periods beginning after December 15, 2016, with early adoption not permitted. The Company is currently evaluating the potential impact that the adoption of this standard will have on its financial position, results of operations, and related disclosures, and will adopt the provisions of this new standard in the first quarter of 2017.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements contained in this Form 10-Q (or otherwise made by the Company or on the Company’s behalf from time to time in other reports, filings with the Securities and Exchange Commission, news releases, conferences, website postings or otherwise) that are not statements of historical fact constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended (the “Exchange Act”), notwithstanding that such statements are not specifically identified. Forward-looking statements include statements about the Company’s financial position, business strategy and plans and objectives of management of the Company for future operations. These forward-looking statements reflect the best judgments of the Company about the future events and trends based on the beliefs of the Company’s management as well as assumptions made by and information currently available to the Company’s management. Use of the words “may,” “should,” “continue,” “plan,” “potential,” “anticipate,” “believe,” “estimate,” “expect” and “intend” and words or phrases of similar import, as they relate to the Company or its subsidiaries or Company management, are intended to identify forward-looking statements but are not the exclusive means of identifying such statements. Forward-looking statements reflect the current view of the Company with respect to future events and are subject to risks and uncertainties that could cause actual results to differ materially from those in such statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, those set forth under Item 1A—Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, as well as future growth rates and margins for certain of our products and services, future supply and demand for our products and services, competitive factors, general economic conditions, cyclicality, market conditions in the new and used commercial vehicle markets, customer relations, relationships with vendors, the interest rate environment, governmental regulation and supervision, seasonality, distribution networks, product introductions and acceptance, technological change, changes in industry practices, one-time events and other factors described herein and in the Company’s quarterly and other reports filed with the Securities and Exchange Commission (collectively, “Cautionary Statements”). Although the Company believes that its expectations are reasonable, it can give no assurance that such expectations will prove to be correct. Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described in any forward-looking statements. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the applicable Cautionary Statements. All forward-looking statements speak only as of the date on which they are made and the Company undertakes no duty to update or revise any forward-looking statements.

The following comments should be read in conjunction with the Company’s consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q.

Note Regarding Trademarks Commonly Used in the Company’s Filings

Peterbilt® is a registered trademark of Peterbilt Motors Company. PACCAR® is a registered trademark of PACCAR, Inc. PacLease® is a registered trademark of PACCAR Leasing Corporation. Navistar® is a registered trademark of Navistar International Corporation. International® is a registered trademark of Navistar International Transportation Corp. Idealease is a registered trademark of Idealease, Inc. aka Idealease of North America, Inc. Blue Bird® is a registered trademark of Blue Bird Investment Corporation. IC Bus® is a registered trademark of IC Bus, LLC. Fuso® is a registered trademark of Mitsubishi Fuso Truck and Bus Corporation. Hino® is a registered trademark of Hino Motors, Ltd. Isuzu® is a registered trademark of Isuzu Motors Limited. Ford Motor Credit Company® is a registered trademark of Ford Motor Company. Mack® is a registered trademark of Mack Trucks, Inc. Ford® is a registered trademark of Ford Motor Company. SAP® is a registered trademark of SAP Aktiengesellschaft.

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

Accounting for Income Taxes

Management’s judgment is required to determine the provisions for income taxes and to determine whether deferred tax assets will be realized in full or in part. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. When it is more likely than not that all or some portion of specific deferred income tax assets will not be realized, a valuation allowance must be established for the amount of deferred income tax assets that are determined not to be realizable. Accordingly, the facts and financial circumstances impacting state deferred income tax assets are reviewed quarterly and management’s judgment is applied to determine the amount of valuation allowance required, if any, in any given period.

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

Results of Operations

The following discussion and analysis includes the Company’s historical results of operations for the three months and six months ended June 30, 2014, and 2013.

The following table sets forth certain financial data as a percentage of total revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenue
New and used truck sales	67.4%	64.3%	65.3%	64.5%
Parts and service	28.0	30.8	29.9	30.7
Lease and rental	3.7	4.0	4.0	4.0
Finance and insurance	0.5	0.5	0.4	0.4
Other	0.4	0.4	0.4	0.4
Total revenues	100.0	100.0	100.0	100.0
Cost of products sold	83.6	82.6	83.2	82.5
Gross profit	16.4	17.4	16.8	17.5
Selling, general and administrative	12.6	15.0	13.3	14.3
Depreciation and amortization	0.8	0.9	0.8	0.9
Gain on sale of assets	0.0	0.0	0.0	0.0
Operating income	3.0	1.5	2.7	2.3
Interest expense, net	0.2	0.3	0.3	0.3
Income before income taxes	2.8	1.2	2.4	2.0
Provision for income taxes	1.1	0.5	0.9	0.8
Net income	1.7%	0.7%	1.5%	1.2%

The following table sets forth for the periods indicated the percent of gross profit by revenue source:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Gross Profit:
New and used commercial vehicle sales	30.2%	25.5%	28.2%	26.6%
Parts and service sales	61.6	65.7	63.8	64.9
Lease and rental	3.0	3.6	3.0	3.8
Finance and insurance	2.7	2.8	2.6	2.6
Other	2.5	2.4	2.4	2.1
Total gross profit	100.0%	100.0%	100.0%	100.0%

The following table sets forth the unit sales and revenue for new heavy-duty, new medium-duty, new light-duty and used commercial vehicles and the absorption ratio (revenue in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	% Change	2014	2013	% Change
Vehicle unit sales:
New heavy-duty vehicles	3,642	2,088	74.4%	6,330	4,153	52.4%
New medium-duty vehicles	2,976	2,001	48.7%	4,942	3,955	25.0%
New light-duty vehicles	489	534	-8.4%	975	929	5.0%
Total new vehicle unit sales	7,107	4,623	53.7%	12,247	9,037	35.5%

Used vehicles	2,021	1,518	33.1%	3,724	2,932	27.0%

Vehicle revenue:
New heavy-duty vehicles	$487.3	$292.7	66.5%	$860.4	$579.9	48.4%
New medium-duty vehicles	206.5	137.4	50.3%	347.4	270.2	28.6%
New light-duty vehicles	15.0	16.0	-9.6%	30.7	28.6	7.3%
Total new vehicle revenue	$708.8	$446.7	58.7%	$1,238.5	$878.7	40.9%

Used vehicle revenue	$84.5	$57.9	45.9%	$151.6	$113.6	33.5%

Other vehicle revenue:(1)	$4.0	$3.6	11.1%	$8.1	$5.5	47.3%

Absorption ratio:	120.0%	114.9%	4.4%	115.7%	113.4%	2.0%

(1)	Includes sales of truck bodies, trailers and other new equipment.

Key Performance Indicator

Absorption Ratio

Management uses several performance metrics to evaluate the performance of its commercial vehicle dealerships, and considers Rush Truck Centers’ “absorption ratio” to be of critical importance. Absorption ratio is calculated by dividing the gross profit from the parts, service and body shop departments by the overhead expenses of all of a dealership’s departments, except for the selling expenses of the new and used commercial vehicle departments and carrying costs of new and used commercial vehicle inventory. When 100% absorption is achieved, all of the gross profit from the sale of a commercial vehicle, after sales commissions and inventory carrying costs, directly impacts operating profit. In 1999, the Company’s commercial vehicle dealerships’ absorption ratio was approximately 80%. The Company has made a concerted effort to increase its absorption ratio since 1999. The Company’s commercial vehicle dealerships achieved a 120.0% absorption ratio for the second quarter of 2014, and 114.9% absorption ratio for the second quarter of 2013.

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013

Moderate freight growth and a stable economy, combined with the Company’s ability to offer unique solutions and company-wide efforts to integrate newly acquired locations, resulted in exceptional performance this quarter. The Company significantly outpaced the U.S. market in both heavy- and medium-duty new commercial vehicle sales, achieving record market share in both segments.

Parts, service and body shop revenues continue to be driven by strong demand for maintenance and repair of aged vehicles. The Company expects strong aftermarket sales will continue through the remainder of 2014, fueled by the on-going need for vehicle maintenance and repair and growth in our portfolio of aftermarket solutions, including expanded mobile service, regional parts call centers, natural gas offerings and technology to improve customer communication and vehicle uptime.

The Company believes that the positive impact of a steady economy and improvements in freight movement earlier in the year continued throughout the second quarter. In particular, sales of new Class 8 trucks from our inventory significantly increased as independent operators and smaller vocational fleets required equipment ready to put into service in order to take advantage of increased activity in the energy, construction and refuse segments. Some larger fleets also replaced aged vehicles to reduce maintenance expenses, but fleet expansion remains tempered by the driver shortage and high cost of equipment.

The Company’s Class 4 through 7 commercial vehicle sales also significantly outpaced the U.S. retail market. With continued improvement in housing and road construction, the Company’s large inventory of Class 4 through 7 commercial vehicles at locations across the country allowed it to provide prompt delivery of work-ready equipment to vocational end users, particularly important as lead times from commercial vehicle manufacturers continue to lengthen. Sales of IC Bus school buses in Ohio and Blue Bird school buses in Texas also significantly contributed to Class 4 through 7 commercial vehicle sales this quarter.

In May, the Company announced an agreement with 3M to pursue the design, manufacture and installation of a portfolio of compressed natural gas (“CNG”) fuel systems for use in Class 6 through 8 vehicles. The Agreement allows the Company to engineer, assemble and install CNG fuel systems utilizing 3M’s CNG tanks, as well as provide market distribution and aftermarket support. In addition to the initial $2.0 million investment, which was charged to selling, general and administrative expense, the Company will continue to incur expenses to bring its CNG fuel system to market.

The Company is continuing to expand its service network capabilities as planned, with capital investments allocated to new facility construction, renovations and expansions. Within the Company’s Peterbilt Division, facility projects are underway in seven states, including construction of two new dealership facilities in Colorado and Texas and renovations of existing properties to add more than 160 service bays and 60 natural gas service bays. Similar facility expansions are underway in our Navistar Division, including construction of new dealerships in Ohio and Idaho and renovations in Illinois, Ohio, Missouri and North Carolina.

Revenues

Revenues increased $392.8 million, or 49.7%, in the second quarter of 2014 compared to the second quarter of 2013.

Parts, service and body shop revenues increased $88.1 million, or 36.2%, in the second quarter of 2014 compared to the second quarter of 2013. This increase is due primarily to the effect of the acquisitions that occurred since the second quarter of 2013, but also driven by strong demand for maintenance and repair of aged vehicles. The Company expects parts, service and body shop sales to continue to remain strong through 2014 and remains focused on expanding aftermarket product and service offerings.

Revenues from sales of new and used commercial vehicles increased $289.1 million, or 56.9%, in the second quarter of 2014 compared to the second quarter of 2013.

The Company sold 3,642 heavy-duty trucks in the second quarter of 2014, a 74.4% increase compared to 2,088 heavy-duty trucks in the second quarter of 2013. This increase is due primarily to the effect of the acquisitions that occurred since the second quarter of 2013 and a stronger heavy-duty truck market. According to A.C.T. Research Co., LLC (“A.C.T. Research”), a truck industry data and forecasting service provider, the U.S. Class 8 truck market increased 18% in the second quarter of 2014 compared to the second quarter of 2013. A.C.T. Research currently predicts U.S. retail sales of Class 8 trucks of approximately 226,900 units in 2014, 235,000 units in 2015, and 220,000 units in 2016, compared to approximately 188,000 units in 2013. The Company’s share of the U.S. Class 8 truck sales market was approximately 5.1% in 2013, and 6.2% in the first half of 2014. The Company expects its market share to range between 5.8% and 6.2% of U.S. Class 8 truck sales in 2014. Based on A.C.T. Research’s estimate of U.S. retail sales of 226,900 units, this market share percentage would result in the sale of approximately 13,100 to 14,000 of Class 8 trucks in 2014.

The Company sold 2,976 medium-duty commercial vehicles, including 564 buses, in the second quarter of 2014, a 48.7% increase compared to 2,001 medium-duty commercial vehicles, including 276 buses, in 2013. A.C.T. Research estimates that unit sales of Class 4 through 7 commercial vehicles in the U.S. increased approximately 8% in the second quarter of 2014, compared to the second quarter of 2013. A.C.T. Research currently predicts U.S. retail sales of Class 4 through 7 medium-duty commercial vehicles of approximately 196,500 units in 2014, 204,500 units in 2015, and 212,500 in 2016. The Company’s share of the U.S. Class 4 through 7 commercial vehicle sales market in the U.S. in 2013 was 4.7%, and 5.2% in the first half of 2014. The Company expects its market share to range between 4.9% and 5.5% of U.S. Class 4 through 7 commercial vehicle sales in 2014. Based on A.C.T. Research’s current U.S. retail sales estimates of 196,500 units, this market share percentage would result in the sale of approximately 9,600 to 10,800 of Class 4 through 7 commercial vehicles in 2014.

The Company sold 489 light-duty vehicles in the second quarter of 2014, an 8.4% decrease compared to 534 light-duty vehicles in the second quarter of 2013. The Company expects to sell approximately 2,000 light-duty vehicles in 2014.

The Company sold 2,021 used commercial vehicles in the second quarter of 2014, a 33.1% increase compared to 1,518 used commercial vehicles in the second quarter of 2013. This increase was primarily the result of acquisitions that occurred since the second quarter of 2013. The Company expects to sell 7,500 to 8,500 used commercial vehicles in 2014. The volume of used commercial vehicle sales will be largely dependent upon our ability to acquire quality used commercial vehicles and maintain an adequate used commercial vehicle inventory throughout 2014.

Truck lease and rental revenues increased $12.7 million, or 40.5%, in the second quarter of 2014, compared to the second quarter of 2013. The increase in lease and rental revenue is primarily due to acquisitions that occurred in the second half of 2013 and the first quarter of 2014. The Company expects lease and rental revenue to increase 35% to 40% during 2014, compared to 2013.

Finance and insurance revenues increased $1.4 million, or 36.9%, in the second quarter of 2014, compared to the second quarter of 2013. The Company expects finance and insurance revenue to fluctuate proportionately with the Company’s new and used commercial vehicle sales in 2014. Finance and insurance revenues have limited direct costs and, therefore, contribute a disproportionate share of the Company’s operating profits.

Gross Profit

Gross profit increased $55.7 million, or 40.4%, in the second quarter of 2014, compared to the second quarter of 2013. Gross profit as a percentage of sales decreased to 16.4% in the second quarter of 2014, from 17.4% in the second quarter of 2013. This decrease in gross profit as a percentage of sales is a result of a change in our product sales mix. Commercial vehicle sales, a lower margin revenue item, increased as a percentage of total revenue to 67.4% in 2014, from 64.4% in 2013. Parts and service revenue, a higher margin revenue item, decreased as a percentage of total revenue to 28.0% in 2014, from 30.8% in 2013.

Gross margins from the Company’s parts, service and body shop operations decreased to 36.0% in the second quarter of 2014, from 37.2% in the second quarter of 2013. Gross profit for the parts, service and body shop departments increased to $118.7 million in the second quarter of 2014, from $90.5 million in the second quarter of 2013. Historically, parts operations gross margins range from 27% to 28% and service and body shop operations range from 67% to 68%. Gross profits from parts sales represented 54% of total gross profit for parts, service and body shop operations in the second quarter of 2014 and the second quarter of 2013. Service and body shop operations represented 46% of total gross profit for parts, service and body shop operations in the second quarter of 2014 and the second quarter of 2013. The Company expects blended gross margins on parts, service and body shop operations to range from 35.0% to 37.0% in 2014.

Gross margins on Class 8 truck sales increased to 7.6% in the second quarter of 2014, from 6.7% in the second quarter of 2013. In 2014, the Company expects overall gross margins from Class 8 truck sales of approximately 6.5% to 7.6%.

Gross margins on medium-duty commercial vehicle sales increased to 5.6% in the second quarter of 2014, from 5.0% in the second quarter of 2013. It is difficult to accurately forecast gross margins on medium-duty commercial vehicles because gross margins vary significantly depending upon the mix of fleet and non-fleet purchasers and types of medium-duty commercial vehicles sold. For 2014, the Company expects overall gross margins from medium-duty commercial vehicle sales of approximately 5.1% to 5.6%, but this will largely depend upon the mix of purchasers and types of vehicles sold.

Gross margins on used commercial vehicle sales increased to 10.7% in the second quarter of 2014, from 10.5% in the second quarter of 2013. The Company expects margins on used commercial vehicles to range between 9.0% and 10.5% during 2014, depending upon general economic conditions and the availability of quality used vehicles.

Gross margins from truck lease and rental sales decreased to 13.2% in the second quarter of 2014, from 15.9% in the second quarter of 2013. The decrease in gross margins is primarily due to the acquisitions in Illinois and Indiana. The Company expects gross margins from lease and rental sales of approximately 13.0% to 15.0% during 2014, as it expects to continue to grow its lease and rental fleet. The Company’s policy is to depreciate its lease and rental fleet using a straight line method over the customer’s contractual lease term. The lease unit is depreciated to a residual value that approximates fair value at the expiration of the lease term. This policy results in the Company realizing reasonable gross margins while the unit is in service and a corresponding gain or loss on sale when the unit is sold at the end of the lease term.

Finance and insurance revenues and other income, as described above, have limited direct costs and, therefore, contribute a disproportionate share of gross profit.

Selling, General and Administrative Expenses

Selling, General and Administrative (“SG&A”) expenses increased $30.6 million, or 25.8%, in the second quarter of 2014, compared to the second quarter of 2013. During the second quarter of 2014, the Company incurred of $2.0 million of research and development costs in its selling, general and administrative expense related to its agreement with 3M. SG&A expenses as a percentage of total revenue decreased to 12.6% in the second quarter of 2014, from 15.0% in the second quarter of 2013. SG&A expenses as a percentage of total revenue have historically ranged from 10.0% to 15.0%. For 2014, the Company expects SG&A expenses as a percentage of total revenue to range from 12.5% to 13.5% and the selling portion of SG&A expenses to be approximately 25% to 30% of new and used commercial vehicle gross profit. In 2014, the Company expects the general and administrative portion of SG&A expenses to increase by approximately 25% to 30% compared to 2013, due primarily to the full year effect of the acquisitions that occurred since the first quarter of 2013, the addition of personnel and technology to integrate the Company’s network of dealerships and the agreement with 3M.

During the second quarter of 2013, the Company recognized a pre-tax charge of $10.8 million in its selling, general and administrative expense related to the Retirement and Transition Agreement with W. Marvin Rush.

Depreciation and Amortization Expense

Depreciation and amortization expense increased $1.9 million, or 26.4%, in the second quarter of 2014, compared to the second quarter of 2013. This increase is primarily due to acquisitions that occurred since the second quarter of 2013, the construction of new dealerships and dealership renovations and expansions.

Interest Expense, Net

Net interest expense remained flat at $2.5 million in the second quarter of 2014, and the second quarter of 2013. Net interest expense in 2014 will depend on inventory levels and the amount of cash available to make prepayments on the Company’s floor plan agreement with GE Capital Commercial, Inc. (“GE Capital”).

Income before Income Taxes

As a result of the factors described above, income before income taxes increased $23.1 million, or 247.9%, in the second quarter of 2014, compared to the second quarter of 2013.

Income Taxes

Income taxes increased $8.9 million, or 241.3%, in the second quarter of 2014, compared to the second quarter of 2013. The Company provided for taxes at a 38.75% effective rate in the second quarter of 2014, compared to an effective rate of 39.5% in the second quarter of 2013. The Company expects its effective tax rate to be approximately 38% to 39% of pretax income in 2014.

Six Months Ended June 30, 2014, Compared to Six Months Ended June 30, 2013

Unless otherwise stated below, the Company’s variance explanations and future expectations with regard to the items discussed in this section are set forth in the discussion of the “Three Months Ended June 30, 2014, Compared to Three Months Ended June 30, 2013.”

Revenues increased $594.7 million, or 38.5%, in the first six months of 2014, compared to the first six months of 2013. Sales of new and used commercial vehicles increased $400.4 million, or 40.1%, in the first six months of 2014, compared to the first six months of 2013.

Parts and service sales increased $165.5 million, or 34.9%, in the first six months of 2014, compared to the first six months of 2013.

The Company sold 6,330 heavy-duty trucks in the first six months of 2014, a 52.4% increase compared to 4,153 heavy-duty trucks in the first six months of 2013. According to A.C.T. Research, retail sales in the U.S. Class 8 truck market increased 17% in the first six months of 2014, compared to the first six months of 2013.

The Company sold 4,942 medium-duty commercial vehicles, including 807 buses in the first six months of 2014. This represented a 25.0% increase compared to 3,955 medium-duty commercial vehicles, including 466 buses in the first six months of 2013. A.C.T. Research estimates that unit sales of Class 4 through 7 commercial vehicles in the U.S increased approximately 9.0% in the first six months of 2014, compared to the first six months of 2013.

The Company sold 3,724 used commercial vehicles in the first six months of 2014, a 27.0% increase compared to 2,932 used commercial vehicles in the first six months of 2013.

Truck lease and rental revenues increased $23.5 million, or 38.3%, in the first six months of 2014, compared to the first six months of 2013.

Finance and insurance revenues increased $2.4 million, or 33.9%, in the first six months of 2014, compared to the first six months of 2013.

Gross Profit

Gross profit increased $87.8 million, or 32.3%, in the first six months of 2014, compared to the first six months of 2013. Gross profit as a percentage of sales decreased to 16.8% in the first six months of 2014, from 17.6% in the first six months of 2013.

Gross margins from the Company’s parts, service and body shop operations decreased to 35.8% in the first six months of 2014, from 37.2% in the first six months of 2013. Gross profit for the parts, service and body shop departments was $229.3 million in the first six months of 2014, compared to $176.2 million in the first six months of 2013. Gross profits from parts sales represented 56% of total gross profit for parts, service and body shop operations in the first six months of 2014, compared to 55% in the first six months of 2013. Service and body shop operations represented 44% of total gross profit for parts, service and body shop operations in the first six months of 2014, compared to 45% in the first six months of 2013.

Gross margins on Class 8 truck sales increased to 7.5% in the first six months of 2014, from 7.0% in the first six months of 2013.

Gross margins on medium-duty commercial vehicle sales increased to 5.6% in the first six months of 2014, from 5.3% in the first six months of 2013.

Gross margins on used commercial vehicle sales decreased to 10.1% in the first six months of 2014, from 10.3% in the first six months of 2013.

Gross margins from truck lease and rental sales decreased to 12.8% in the first six months of 2014, from approximately 16.9% in the first six months of 2013.

Finance and insurance revenues and other income, as described above, has limited direct costs and, therefore, contributes a disproportionate share of gross profit.

Selling, General and Administrative Expenses

SG&A expenses increased $63.0 million, or 28.5%, in the first six months of 2014, compared to the first six months of 2013. SG&A expenses as a percentage of sales was 13.3% in the first six months of 2014, and 14.3% in the first six months of 2013.

Depreciation and Amortization Expense

Depreciation and amortization expense increased $3.6 million, or 25.2%, in the first six months of 2014 compared to 2013.

Interest Expense, Net

Net interest expense increased $0.7 million, or 13.6%, in the first six months of 2014, compared to the first six months of 2013. The increase in net interest expense is primarily due to the increased levels of commercial vehicle inventory.

Income before Income Taxes

Income before income taxes increased $20.6 million, or 65.6%, in the first six months of 2014, compared to the first six months of 2013.

Provision for Income Taxes

Income taxes increased $7.9 million, or 64.8%, in the first six months of 2014, compared to the first six months of 2013. The Company provided for taxes at a 38.75% rate in the first six months of 2014, compared to a rate of 39.0% in the first six months of 2013.

Liquidity and Capital Resources

The Company’s short-term cash requirements are primarily for working capital, inventory financing, the renovation and expansion of existing facilities and the construction or purchase of new facilities. Historically, these cash requirements have been met through the retention of profits, borrowings under our floor plan arrangements and bank financings. As of June 30, 2014, the Company had working capital of approximately $142.9 million, including $131.0 million in cash available to fund our operations. The Company believes that these funds are sufficient to meet its operating requirements for at least the next twelve months. From time to time, the Company utilizes its excess cash on hand to pay down its outstanding borrowings under its credit agreement with GE Capital, and the resulting interest earned is recognized as an offset to the Company’s gross interest expense under the credit agreement.

The Company has a secured line of credit that provides for a maximum borrowing of $15.0 million. There were no advances outstanding under this secured line of credit at June 30, 2014; however, $11.5 million was pledged to secure various letters of credit related to self-insurance products, leaving $3.5 million available for future borrowings as of June 30, 2014.

The Company’s long-term real estate debt agreements and floor plan financing arrangements require the Company to satisfy various financial ratios such as the debt to worth ratio, leverage ratio and the fixed charge coverage ratio and certain requirements for tangible net worth and GAAP net worth. As of June 30, 2014, the Company was in compliance with all debt covenants related to debt secured by real estate and lease and rental units and its floor plan credit agreement. The Company does not anticipate any breach of the covenants in the foreseeable future.

The Company expects to purchase or lease trucks worth approximately $170.0 million for its leasing operations during 2014, depending on customer demand, all of which will be financed. The Company also expects to make capital expenditures for recurring items such as computers, shop tools and equipment and vehicles of approximately $16.0 million to $18.0 million during 2014.

The Company is currently under contracts to construct dealership facilities in San Antonio, Texas, at an estimated cost of $12.0 million, Dallas, Texas at an estimated cost of $2.6 million, Abilene, Texas at an estimated cost of $1.8 million, Whittier, California at an estimated cost of $1.2 million, Cleveland, Ohio at an estimated cost of $8.4 million and Orlando, Florida at an estimated cost of $4.1 million. These construction projects are estimated to continue through the second quarter of 2015.

The Company anticipates funding its capital expenditures relating to the improvement and expansion of existing facilities and recurring expenses through its operating cash flow. The Company expects to fund the construction or purchase of new facilities through either its operating cash flow or by financing 70% to 80% of the appraised value of such facility.

On February 4, 2014, the Company announced that its Board of Directors approved a new stock repurchase program authorizing the Company to repurchase, from time to time, up to an aggregate of $40.0 million shares of Class A Common Stock and/or Class B Common Stock. The new stock repurchase program replaces the previous $40 million stock repurchase program that was set to expire on February 11, 2014. Repurchases will be made at times and in amounts as the Company deems appropriate and will be made through open market transactions, privately negotiated transactions and other lawful means. The manner, timing and amount of any repurchases will be determined by the Company based on an evaluation of market conditions, stock price and other factors. The stock repurchase program expires on February 3, 2015, and may be suspended or discontinued at any time. While the stock repurchase program does not obligate the Company to acquire any particular amount or class of common stock, the Company anticipates that it will be repurchasing primarily shares of its Class B Common Stock. As of June 30, 2014, the Company had repurchased $8.1 million of its Class B Common Stock under the stock repurchase program announced on February 4, 2014.

The Company will continue to purchase vehicles for its lease and rental division and authorize capital expenditures for improvement and expansion of its existing dealership facilities and construction or purchase of new facilities based on market opportunities. The Company has no other material commitments for capital expenditures as of June 30, 2014.

Cash Flows

Cash and cash equivalents decreased by $86.3 million during the six months ended June 30, 2014, and increased by $4.8 million during the six months ended June 30, 2013. The major components of these changes are discussed below.

Cash Flows from Operating Activities

Cash flows from operating activities include net income adjusted for non-cash items and the effects of changes in working capital. During the first six months of 2014, operating activities resulted in net cash provided by operations of $46.6 million. Cash provided by operating activities was primarily impacted by the increase in draws on floor plan notes payable and the increase in accrued expenses, which was offset by the decrease in customer deposits, the increase in inventory levels and the increase in accounts receivable.

During the first six months of 2013, operating activities resulted in net cash provided by operations of $36.7 million. Cash provided by operating activities was primarily impacted by the increase in accounts payable, which was offset by the decrease in accrued liabilities and the increase in inventories.

In June 2012, the Company entered into a wholesale financing agreement with Ford Motor Credit Company that provides for the financing of, and is collateralized by, the Company’s Ford new vehicle inventory. This wholesale financing agreement bears interest at a rate of Prime plus 150 basis points minus certain incentives and rebates; however, the prime rate is defined to be a minimum of 3.75%. As of June 30, 2013, the interest rate on the wholesale financing agreement was 5.25% before considering the applicable incentives. As of June 30, 2014, the Company had an outstanding balance of $54.4 million under the Ford Motor Credit Company wholesale financing agreement.

Cash Flows from Investing Activities

Cash flows used in investing activities consist primarily of cash used for capital expenditures and business acquisitions. During the first six months of 2014, cash used in investing activities was $261.3 million. Capital expenditures consisted of purchases of property and equipment and improvements to our existing dealership facilities of $116.2 million. Property and equipment purchases during the first six months of 2014 consisted of $81.5 million for additional units for rental and leasing operations, which will be directly offset by borrowings of long-term debt. The Company expects to purchase or lease trucks worth approximately $170.0 million for its leasing operations in 2014, depending on customer demand, all of which will be financed. Cash used in business acquisitions was $147.3 million during the first six months of 2014, which was partially offset by borrowings of long-term debt and floor plan notes payable. See Note 10 of the Notes to Consolidated Financial Statements for a detailed discussion of the business acquisitions. During 2014, the Company expects to make capital expenditures for recurring items such as computers, shop equipment and vehicles of $16.0 million to $18.0 million.

During the first six months of 2013, cash used in investing activities was $85.8 million. Capital expenditures consisted of purchases of property and equipment and improvements to our existing dealership facilities of $82.5 million. Property and equipment purchases during the first six months of 2013 consisted of $57.6 million for additional units for rental and leasing operations, which was directly offset by borrowings of long-term debt.

Cash Flows from Financing Activities

Cash flows from financing activities include borrowings and repayments of long-term debt and net proceeds of floor plan notes payable – non-trade. Cash provided by financing activities was $128.3 million during the first six months of 2014. The Company had borrowings of long-term debt of $114.2 million and repayments of long-term debt and capital lease obligations of $64.1 million during the first six months of 2014. The Company had net draws on floor plan notes payable – non-trade of $73.3 million during the first six months of 2014. The borrowings of long-term debt were primarily related to units for the rental and leasing operations.

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

Most of the Company’s commercial vehicle purchases are made on terms requiring payment to the manufacturer within 15 days or less from the date the commercial vehicles are invoiced from the factory. On July 11, 2013, the Company entered into the third amendment to its credit agreement with GE Capital. The amendment increased the aggregate loan commitment to $750.0 million. Borrowings under the amended credit agreement will now bear interest per annum, payable monthly, at the three month LIBOR rate, determined on the last day of the prior month, plus 2.03%.  In addition, the Company is required to pay the lenders a monthly working capital fee equal to 0.35% per annum multiplied by the amount of voluntary prepayments of new and used inventory loans. Loans under the credit agreement for the purchase of used inventory are limited to $150.0 million. Pursuant to the third amendment, the credit agreement expires July 11, 2016, although GE Capital has the right to terminate the credit agreement at any time upon 120 days’ written notice. The Company may terminate the credit agreement at any time, although if it does so it must pay the lenders a prepayment processing fee of (i) $15,000,000 if it terminates on or prior to January 11, 2015, (ii) $7,500,000 if it terminates after January 11, 2015, but on or prior to July 11, 2015 and (iii) $300,000 if it terminates thereafter, subject in each case to specified limited exceptions. On June 30, 2014, the Company had approximately $632.5 million outstanding under its credit agreement with GE Capital. The average daily outstanding borrowings under the credit agreement with GE Capital were $527.6 million during the six months ended June 30, 2014. From time to time, the Company utilizes its excess cash on hand to pay down its outstanding borrowings under its credit agreement with GE Capital, and the resulting interest earned is recognized as an offset to the Company’s gross interest expense under the credit agreement.

Navistar Financial Corporation and Peterbilt offer trade terms that provide an interest free inventory stocking period for certain new commercial vehicles.  If the commercial vehicle is not sold within the interest free period, the Company then finances the commercial vehicle under the GE Capital credit agreement.

Backlog

On June 30, 2014, the Company’s backlog of commercial vehicle orders was approximately $1,279.9 million as compared to a backlog of commercial vehicle orders of approximately $703.5 million on June 30, 2013. The Company includes only confirmed orders in its backlog. The delivery time for a custom-ordered commercial vehicle varies depending on the truck specifications and demand for the particular model ordered, however, the Company expects to fill the majority of its backlog orders during 2014. The Company sells the majority of its new heavy-duty commercial vehicles by customer special order. The Company sells the majority of its medium- and light-duty commercial vehicles out of inventory. Orders from a number of the Company’s major fleet customers are included in the Company’s backlog as of June 30, 2014.

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

Cyclicality

The Company’s business is dependent on a number of factors relating to general economic conditions, including fuel prices, interest rate fluctuations, credit availability, economic recessions, environmental and other government regulations and customer business cycles. Unit sales of new commercial vehicles have historically been subject to substantial cyclical variation based on these general economic conditions. According to data published by A.C.T. Research, in recent years total U.S. retail sales of new Class 8 trucks have ranged from a low of approximately 97,000 in 2009, to a high of approximately 291,000 in 2006. Through geographic expansion, concentration on higher margin parts and service operations and diversification of its customer base, the Company believes that it is in a better position to reduce the negative impact on the Company’s earnings of adverse general economic conditions or cyclical trends affecting the heavy-duty truck industry.

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

Our operations involving the use, handling, storage and disposal of hazardous and nonhazardous materials are subject to the requirements of the federal Resource Conservation and Recovery Act, or RCRA, and comparable state statutes. Pursuant to these laws, federal and state environmental agencies have established approved methods for handling, storage, treatment, transportation and disposal of regulated substances and wastes with which the Company must comply. Our business also involves the operation and use of aboveground and underground storage tanks. These storage tanks are subject to periodic testing, containment, upgrading and removal under RCRA and comparable state statutes. Furthermore, investigation or remediation may be necessary in the event of leaks or other discharges from current or former underground or aboveground storage tanks.

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

In 2010, the EPA and the U.S. Department of Transportation (DOT) announced the first national standards to reduce greenhouse gas (GHG) emissions and improve fuel efficiency of heavy-duty trucks and buses beginning in model year 2014. The final rules, which were issued on September 15, 2011, begin to apply in 2014, and are fully implemented in model year 2017. The EPA and DOT have announced plans to extend these standards beyond model year 2018, but have not yet proposed regulations. We do not believe that the foregoing standards will negatively impact our business, however, future legislation or other new regulations that may be adopted to address greenhouse gas emissions may negatively impact our business. Regulations could result in increased compliance costs, additional operating restrictions or changes in demand for our products and services, which could have a material adverse effect on our business, financial condition and results of operation.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk.

Market risk represents the risk of loss that may impact the financial position, results of operations, or cash flows of the Company due to adverse changes in financial market prices, including interest rate risk, and other relevant market rate or price risks.

The Company is exposed to some market risk through interest rates related to our floor plan financing agreements, variable rate real estate debt and discount rates related to finance sales. The majority of floor plan debt and variable rate real estate debt is based on LIBOR. As of June 30, 2014, the Company had floor plan borrowings and variable interest rate real estate debt of approximately $758.8 million. Assuming an increase or decrease in LIBOR of 100 basis points, annual interest expense could correspondingly increase or decrease by approximately $7.6 million.

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

The Company is exposed to some market risk through interest rate swaps on some of the Company’s variable interest rate real estate debt. As of June 30, 2014, the Company had interest rate swaps with a total notional amount of $36.8 million. The swaps were designed to provide a hedge against changes in interest rates on some of the Company’s variable interest rate real estate debt. The swaps are collateralized by the underlying real estate. These interest rate swaps qualify for cash flow hedge accounting treatment and are considered effective. For additional information about the effect of the Company’s derivative instruments on the accompanying consolidated financial statements, see Note 6 – Financial Instruments and Fair Value of the Notes to Consolidated Financial Statements.

The Company is also exposed to some market risk through interest rates related to the investment of our current cash and cash equivalents which totaled $131.0 million on June 30, 2014. These funds are generally invested in variable interest rate instruments in accordance with the Company’s investment policy. As such instruments mature and the funds are reinvested, we are exposed to changes in market interest rates. This risk is mitigated by management’s ongoing evaluation of the best investment rates available for current and noncurrent high quality investments. If market interest rates were to increase or decrease immediately and uniformly by 100 basis points, the Company’s annual interest income could correspondingly increase or decrease by approximately $1.3 million.

In the past, the Company invested in interest-bearing short-term investments consisting of investment-grade auction rate securities classified as available-for-sale. Auctions for investment grade securities held by the Company have failed. The auction rate securities continue to pay interest in accordance with the terms of the underlying security; however, liquidity will be limited until there is a successful auction or until such time as other markets for these investments develop. As of June 30, 2014, the Company holds auction rate securities, with underlying tax-exempt municipal bonds that mature in 2030, that have a fair value of $6.8 million. Given the current market conditions in the auction rate securities market, if the Company determines that the fair value of these securities temporarily decreases by an additional 10%, the Company’s equity could correspondingly decrease by approximately $0.7 million. If it is determined that the fair value of these securities is other-than-temporarily impaired by 10%, the Company could record a loss on its Consolidated Statements of Operations of approximately $0.7 million. For further discussion of the risks related to our auction rate securities, see Note 6 – Financial Instruments and Fair Value of the Notes to Consolidated Financial Statements.

ITEM 4. Controls and Procedures.

The Company, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2014, to ensure that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) is accumulated and communicated to Company management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in the Company’s internal control over financial reporting that occurred during the three months ended June 30, 2014, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Company did not make any unregistered sales of equity securities during the second quarter of 2014.

A summary of the repurchase activity for the Company’s second quarter of 2014 is as follows:

Period	Total Number of Shares Purchased (1)(2)(3)	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (3)
April 1 – April 30, 2014	52,214	$28.16	185,388	$35,344,495
May 1 – May 31, 2014	96,736	28.38	282,124	32,598,804
June 1 – June 30, 2014	22,721	29.96	304,845	31,918,006
Total	171,671		304,845	$31,918,006

(1)	The calculation of the average price paid per share does not give effect to any fees, commissions or other costs associated with the repurchase of such shares.
(2)	The shares represent Class B common stock repurchased by the Company.
(3)

The Company repurchased shares under a program announced on February 4, 2014, which authorized the repurchase of up to $40.0 million of its shares of Class A common stock, $.01 par value per share, and/or Class B common stock, $.01 par value per share. The stock repurchase program expires on February 3, 2015, and may be suspended or discontinued at any time.

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
10.1

Rush Enterprises, Inc. Amended and Restated 2007 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 000-20797) filed July 24, 2014)

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

RUSH ENTERPRISES, INC.

Date: August 8, 2014	By:	/S/ W.M. “RUSTY” RUSH
W.M. “Rusty” Rush
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date: August 8, 2014	By:	/S/ STEVEN L. KELLER
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
10.1

Rush Enterprises, Inc. Amended and Restated 2007 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 000-20797) filed July 24, 2014)

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