Form 10-Q
period 2014-09-30
RUSH ENTERPRISES INC \TX\
filed 2014-11-10
CIK 1012019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ]                   No [X]

Indicated below is the number of shares outstanding of each of the issuer’s classes of common stock, as of November 1, 2014.

Title of Class	Number of Shares Outstanding
Class A Common Stock, $.01 Par Value	29,850,692
Class B Common Stock, $.01 Par Value	10,054,930

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2014 AND DECEMBER 31, 2013

(In Thousands, Except Shares)

	September 30,	December 31,
	2014	2013
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$144,728	$217,305
Accounts receivable, net	161,315	103,293
Inventories, net	928,802	802,220
Prepaid expenses and other	8,419	14,341
Deferred income taxes, net	16,929	16,277
Total current assets	1,260,193	1,153,436
Investments	6,812	6,628
Property and equipment, net	874,160	739,663
Goodwill, net	263,071	215,464
Other assets, net	52,376	52,607
Total assets	$2,456,612	$2,167,798

Liabilities and shareholders’ equity
Current liabilities:
Floor plan notes payable	$722,148	$593,649
Current maturities of long-term debt	140,751	97,243
Current maturities of capital lease obligations	9,672	10,268
Trade accounts payable	126,275	100,375
Customer deposits	24,836	58,319
Accrued expenses	111,188	69,321
Total current liabilities	1,134,870	929,175
Long-term debt, net of current maturities	411,161	385,538
Capital lease obligations, net of current maturities	34,357	35,199
Other long-term liabilities	4,639	4,683
Deferred income taxes, net	132,807	147,822
Shareholders’ equity:
Preferred stock, par value $.01 per share; 1,000,000 shares authorized; 0 shares outstanding in 2014 and 2013	–	–
Common stock, par value $.01 per share; 60,000,000 class A shares and 20,000,000 class B shares authorized; 29,850,692 class A shares and 10,075,204 class B shares outstanding in 2014; and 28,910,505 class A shares and 10,304,518 class B shares outstanding in 2013	424	414
Additional paid-in capital	269,467	243,154
Treasury stock, at cost: 2,484,498 class B shares in 2014; and 2,194,519 class B shares in 2013	(39,639)	(30,821)
Retained earnings	509,166	453,836
Accumulated other comprehensive loss, net of tax	(640)	(1,202)
Total shareholders’ equity	738,778	665,381
Total liabilities and shareholders’ equity	$2,456,612	$2,167,798

The accompanying notes are an integral part of these consolidated financial statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(In Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Revenues:
New and used truck sales	$846,256	$615,616	$2,244,447	$1,613,420
Parts and service	340,632	257,512	980,588	731,919
Lease and rental	45,114	32,668	130,160	94,166
Finance and insurance	5,227	4,333	14,559	11,304
Other	3,793	2,935	12,396	8,717
Total revenue	1,241,022	913,064	3,382,150	2,459,526
Cost of products sold:
New and used truck sales	787,952	573,657	2,084,945	1,499,384
Parts and service	216,067	161,209	626,786	459,371
Lease and rental	38,264	27,886	112,406	78,983
Total cost of products sold	1,042,283	762,752	2,824,137	2,037,738
Gross profit	198,739	150,312	558,013	421,788
Selling, general and administrative	148,238	114,863	431,943	335,597
Depreciation and amortization	9,488	7,569	27,483	21,938
Gain (loss) on sale of assets	5	(10)	109	19
Operating income	41,018	27,870	98,696	64,272
Interest expense, net	2,689	2,781	8,363	7,774
Income from before taxes	38,329	25,089	90,333	56,498
Provision for income taxes	14,851	9,910	35,003	22,140
Net income	$23,478	$15,179	$55,330	$34,358

Earnings per common share:
Basic	$.59	$.38	$1.39	$.87
Diluted	$.57	$.37	$1.36	$.85

Weighted average shares outstanding:
Basic	40,008	39,558	39,700	39,411
Diluted	41,091	40,623	40,820	40,492

Comprehensive income	$23,610	$15,280	$55,892	$34,783

The accompanying notes are an integral part of these consolidated financial statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Nine Months Ended
	September 30,

	2014	2013

Cash flows from operating activities:
Net income	$55,330	$34,358
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	90,335	67,815
Gain on sale of property and equipment	(109)	(19)
Stock-based compensation expense related to stock options and employee stock purchases	9,127	6,975
Provision (benefit) for deferred income tax expense	(16,025)	8,284
Excess tax benefits from stock-based compensation	(5,004)	(2,183)
Acquired research and development	2,000	−
Change in accounts receivable, net	(50,804)	(22,880)
Change in inventories	(67,019)	(46,446)
Change in prepaid expenses and other, net	6,672	3,117
Change in trade accounts payable	25,901	20,859
Draws on floor plan notes payable – trade, net	26,714	18,298
Change in customer deposits	(33,845)	−
Change in accrued expenses	45,339	(10,378)
Net cash provided by operating activities	88,612	77,800
Cash flows from investing activities:
Acquisition of property and equipment	(182,164)	(122,999)
Proceeds from the sale of property and equipment	342	453
Business acquisitions	(147,758)	(63,188)
Proceeds from the sale of available for sale securities	150	−
Change in other assets	1,018	(3,313)
Net cash used in investing activities	(328,412)	(189,047)
Cash flows from financing activities:
Draws on floor plan notes payable – non-trade, net	101,784	35,553
Proceeds from long-term debt	153,369	112,411
Principal payments on long-term debt	(84,076)	(64,911)
Principal payments on capital lease obligations	(10,232)	(10,211)
Proceeds from issuance of shares relating to employee stock options and employee stock purchases	11,363	8,092
Excess tax benefits from stock-based compensation	5,004	2,183
Common stock repurchased	(9,989)	(4,383)
Net cash provided by financing activities	167,223	78,734
Net decrease in cash and cash equivalents	(72,577)	(32,513)
Cash and cash equivalents, beginning of period	217,305	198,773
Cash and cash equivalents, end of period	$144,728	$166,260
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$21,833	$17,592
Income taxes, net of refunds	$18,683	$6,869
Noncash investing activities:
Common stock issued related to business acquistion	$2,000	-
Assets acquired under capital leases	$8,795	$5,872

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

2 –Other Assets

The capitalized costs, including capitalized interest, of the SAP enterprise software and SAP dealership management system of $39.1 million are recorded on the Consolidated Balance Sheet in Other Assets at September 30, 2014. These capitalized costs are net of accumulated amortization of $9.5 million. The SAP software is being amortized over a period of 15 years. The Company is currently operating 83 Rush Truck Centers and all of its leasing operations on the SAP enterprise software and SAP dealership management system, which represent approximately 70% of the Company’s total revenue for the nine months ended September 30, 2014. The Company plans to convert all of its existing Rush Truck Centers to the SAP enterprise software and SAP dealership management system by the end of the second quarter of 2015.

Amortization expense relating to the SAP software, which is recognized in depreciation and amortization expense in the Consolidated Statement of Income, was $0.8 million for the three months ended September 30, 2014, and $0.7 million for the three months ended September 30, 2013, and $2.4 million for the nine months ended September 30, 2014, and $2.2 million for the nine months ended September 30, 2013. The Company estimates that amortization expense relating to the SAP software will be approximately $3.3 million for each of the next five succeeding years.

The Company’s only significant identifiable intangible assets, other than goodwill, are rights under franchise agreements with manufacturers. The fair value of the franchise right is determined at the acquisition date by discounting the projected cash flows specific to each acquisition. The carrying value of the Company’s manufacturer franchise rights was $4.5 million at September 30, 2014, and December 31, 2013, and is included in Other Assets on the accompanying consolidated balance sheets. The Company has determined that manufacturer franchise rights have an indefinite life as there are no economic or other factors that limit their useful lives and they are expected to generate cash flows indefinitely due to the historically long lives of the manufacturers’ brand names. Furthermore, to the extent that any agreements evidencing manufacturer franchise rights have expiration dates, the Company expects that it will be able to renew those agreements in the ordinary course of business. Accordingly, the Company does not amortize manufacturer franchise rights.

Due to the fact that manufacturer franchise rights are specific to geographic region, the Company has determined that the geographic region is the appropriate level for purposes of testing franchise rights for impairment. Management reviews indefinite-lived manufacturer franchise rights for impairment annually during the fourth quarter, or more often if events or circumstances indicate that an impairment may have occurred. The Company is subject to financial statement risk to the extent that manufacturer franchise rights become impaired due to decreases in the fair market value of its individual franchises.

The significant estimates and assumptions used by management in assessing the recoverability of manufacturer franchise rights include estimated future cash flows, present value discount rate, and other factors. Any changes in these estimates or assumptions could result in an impairment charge. The estimates of future cash flows, based on reasonable and supportable assumptions and projections, require management’s subjective judgment. Depending on the assumptions and estimates used, the estimated future cash flows projected in the evaluations of manufacturer franchise rights can vary within a range of outcomes.

No impairment write down was required in the fourth quarter of 2013. The Company cannot predict the occurrence of certain events that might adversely affect the reported value of manufacturer franchise rights in the future. However, no facts or circumstances were noted during the nine months ended September 30, 2014 that would indicate impairment.

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

4 – Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share information):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Numerator:
Numerator for basic and diluted earnings per share – Net income available to common shareholders	$23,478	$15,179	$55,330	$34,358

Denominator–
Denominator for basic earnings per share – weighted average shares outstanding	40,008	39,558	39,700	39,411
Effect of dilutive securities–
Employee and director stock options and restricted share awards	1,083	1,065	1,120	1,081
Denominator for diluted earnings per share – adjusted weighted average shares outstanding and assumed conversions	41,091	40,623	40,820	40,492

Basic earnings per common share	$.59	$.38	$1.36	$.87
Diluted earnings per common share and common share equivalents	$.57	$.37	$1.39	$.85

Options to purchase shares of common stock that were outstanding for the three months and nine months ended September 30, 2014 and 2013 that were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive are as follows (in thousands):

	Three Months Ended September 30,		Nine months Ended September 30,
	2014	2013	2014	2013
Anti-dilutive options	395	865	516	865

5 – Stock Options and Restricted Stock Awards

Valuation and Expense Information

The Company accounts for stock-based compensation in accordance with Accounting Standards Codification (“ASC”) 718-10, “Compensation – Stock Compensation,” which requires the measurement and recognition of compensation expense for all share-based payment awards made to the Company’s employees and directors, including employee stock options, restricted share awards, restricted stock unit awards and employee stock purchases related to the Employee Stock Purchase Plan based on estimated fair values. Stock-based compensation expense, calculated using the Black-Scholes option-pricing model and included in selling, general and administrative expense, was $2.0 million for the three months ended September 30, 2014, and $1.5 million for the three months ended September 30, 2013. Stock-based compensation expense, included in selling, general and administrative expense, for the nine months ended September 30, 2014, was $9.1 million and for the nine months ended September 30, 2013, was $7.0 million. As of September 30, 2014, there was $17.9 million of total unrecognized compensation expense related to non-vested, share-based compensation arrangements to be recognized over a weighted-average period of 2.8 years.

6 – Financial Instruments and Fair Value

The Company measures certain financial assets and liabilities at fair value on a recurring basis. Financial instruments consist primarily of cash, accounts receivable, accounts payable and floor plan notes payable. The carrying values of the Company’s financial instruments approximate fair value due either to their short-term nature or the existence of variable interest rates, which approximate market rates. Certain methods and assumptions were used by the Company in estimating the fair value of financial instruments at September 30, 2014 and 2013. The carrying value of current assets and current liabilities approximates the fair value due to the short maturity of these items.

The fair value of the Company’s long-term debt is based on secondary market indicators. Because the Company’s debt is not quoted, estimates are based on each obligation’s characteristics, including remaining maturities, interest rate, credit rating, collateral and liquidity. Accordingly, the Company concluded that the valuation measurement inputs of its long-term debt represent, at its lowest level, current market interest rates available to the Company for similar debt and the Company’s current credit standing, and has categorized such debt within Level 2 of the hierarchy framework. The carrying amount approximates fair value.

If investments are deemed to be impaired, the Company determines whether the impairment is temporary or other than temporary. If the impairment is deemed to be temporary, the Company records an unrealized loss in other comprehensive income. If the impairment is deemed other than temporary, the Company records the impairment in the Company’s consolidated statement of income.

In prior years, the Company invested in interest-bearing, short-term investments, primarily consisting of investment-grade auction rate securities classified as available-for-sale and reported at fair value. These types of investments were designed to provide liquidity through an auction process that reset the applicable interest rates at predetermined periods ranging from 1 to 35 days. This reset mechanism was intended to allow existing investors to continue to own their respective interest in the auction rate security or to gain immediate liquidity by selling their interests at par.

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

As of September 30, 2014, the Company held auction rate securities with underlying tax-exempt municipal bonds that mature in 2030 and have a fair value of $6.8 million and a cost basis of $7.4 million. The Company sold $150,000 of the auction rate securities during the second quarter of 2014. These bonds have credit wrap insurance and a credit rating of A by a major credit rating agency.

The Company valued the auction rate securities at September 30, 2014, using a discounted cash flow model based on the characteristics of the individual securities, which the Company believes yields the best estimate of fair value. The first step in the valuation included a credit analysis of the security which considered various factors including the credit quality of the issuer, the instrument’s position within the capital structure of the issuing authority, and the composition of the authority’s assets including the effect of insurance and/or government guarantees. Next, the future cash flows of the instruments were projected based on certain assumptions regarding the auction rate market significant to the valuation including the auction rate market will remain illiquid and auctions will continue to fail causing the interest rate to be the maximum applicable rate. This assumption resulted in discounted cash flow analysis being performed through 2019, the point at which the Company estimates the securities will be redeemed by the municipality. The projected cash flows were then discounted using the applicable yield curve plus a 225 basis point liquidity premium added to the applicable discount rate.

The Company recorded a pre-tax impairment charge of $1.0 million on these auction rate securities in 2011 and a subsequent pre-tax increase in fair value of $184,000 in the second quarter of 2014. The Company believes that the impairment is temporary and has included the impairment in accumulated other comprehensive loss.

The table below presents disclosures about the auction rate securities measured at fair value on a recurring basis in the Company’s financial statements as follows (in thousands):

	At September 30, 2014			At December 31, 2013
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Investment in auction rate securities	$—	$—	$6,812	$—	$—	$6,628

	Cost Basis Amount	Gross Unrealized (Gain) Loss In Accumulated OCI	Fair Value
September 30, 2014
Investment in auction rate securities	$7,425	$613	$6,812

December 31, 2013
Investment in auction rate securities	$7,575	$947	$6,628

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

At September 30, 2014, the Company had an aggregate $35.8 million notional amount of interest rate swap contracts, which have been designated as cash flow hedges, to pay fixed rates of interest and receive a floating interest rate based on LIBOR. The fixed interest rates specified in the interest rate swap contracts became effective on or about January 1, 2012. The Company’s interest rate swaps qualify for cash flow hedge accounting treatment.  Unrealized gains or losses are recorded in accumulated other comprehensive income. Realized gains and losses will be recognized in interest expense, if they occur. Amounts to be received or paid under the contracts will be recognized as interest expense over the life of the contracts. There was no ineffectiveness for these swaps during the three months ended September 30, 2014 and 2013.

The fair value of cash flow hedges is calculated as the present value of expected future cash flows, determined on the basis of forward interest rates and present value factors. As such, the carrying amounts for these swaps are designated to be Level 2 fair values and totaled a liability of $0.4 million as of September 30, 2014. The carrying value of these swaps is included in Other Long-Term Liabilities on the accompanying Consolidated Balance Sheet as of September 30, 2014.

As of September 30, 2014, the Company was a party to derivative financial instruments, as described in the following table (in thousands):

Agreement	Notional Amount	Fixed Interest Rate	Underlying Rate	Expiration Date	Fair Value
Interest Rate Swap	$1,749	5.075%	3 month LIBOR	July 1, 2015	$(26)
Interest Rate Swap	3,612	5.075%	3 month LIBOR	July 1, 2015	(54)
Interest Rate Swap	6,237	5.39%	1 month LIBOR	December 31, 2014	(34)
Interest Rate Swap	1,206	5.39%	1 month LIBOR	December 31, 2014	(6)
Interest Rate Swap	2,146	5.39%	1 month LIBOR	December 31, 2014	(12)
Interest Rate Swap	4,856	5.39%	1 month LIBOR	December 31, 2014	(26)
Interest Rate Swap	4,472	5.38%	1 month LIBOR	June 29, 2015	(80)
Interest Rate Swap	688	5.29%	1 month LIBOR	June 30, 2015	(12)
Interest Rate Swap	1,319	5.29%	1 month LIBOR	June 30, 2015	(23)
Interest Rate Swap	6,650	5.29%	1 month LIBOR	June 30, 2015	(114)
Interest Rate Swap	573	5.29%	1 month LIBOR	June 30, 2015	(10)
Interest Rate Swap	2,305	5.29%	1 month LIBOR	June 30, 2015	(40)

Fair values of derivative instruments are on the accompanying Consolidated Balance Sheet (in thousands):

		Fair Value at
Derivative Liabilities Designated as Hedging Instruments	Balance Sheet Location	September 30, 2014	December 31, 2013
Interest Rate Swaps	Other Long-Term Liabilities	$437	$1,024

(in thousands)	Gain Recognized in OCI on Derivatives (Effective Portion) during the Three Months Ended		Location of Loss	Loss Reclassified from Accumulated OCI into Income (Effective Portion) during the Three Months Ended
	September 30, 2014	September 30, 2013	Reclassified into Income	September 30, 2014	September 30, 2013
Interest rate swaps	$216	$165	Interest Expense	$(55)	$(60)

(in thousands)	Gain Recognized in OCI on Derivatives (Effective Portion) during the Nine Months Ended		Location of Loss	Loss Reclassified from Accumulated OCI into Income (Effective Portion) during the Nine Months Ended
	September 30, 2014	September 30, 2013	Reclassified into Income	September 30, 2014	September 30, 2013
Interest rate swaps	$587	$691	Interest Expense	$(166)	$(231)

7 – Segment Information

The Company currently has one reportable business segment, the Truck Segment. The Truck Segment includes the Company’s operation of a network of commercial vehicle dealerships that provide an integrated one-stop source for the commercial vehicle needs of its customers, including retail sales of new and used commercial vehicles; aftermarket parts, service and body shop facilities; and a wide array of financial services, including the financing of new and used commercial vehicle purchases, insurance products and truck leasing and rentals. The commercial vehicle dealerships are deemed a single reporting unit because they have similar economic characteristics. The Company’s chief operating decision maker considers the entire Truck Segment, not individual dealerships, when making decisions about resources to be allocated to the segment and assess its performance.

The Company also has revenues attributable to three other operating segments. These segments include a retail tire company, an insurance agency and a guest ranch operation and are included in the All Other column below. None of these segments has ever met any of the quantitative thresholds for determining reportable segments.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on income before income taxes, not including extraordinary items.

The following table contains summarized information about reportable segment revenue, segment income or loss and segment assets for the periods ended September 30, 2014 and 2013 (in thousands):

	Truck Segment	All Other	Totals

As of and for the three months ended September 30, 2014

Revenues from external customers	$1,236,101	$4,921	$1,241,022
Segment income (loss) before taxes	38,366	(37)	38,329
Segment assets	2,426,368	30,244	2,456,612

For the nine months ended September 30, 2014

Revenues from external customers	$3,368,037	$14,113	$3,382,150
Segment income (loss) before taxes	90,459	(126)	90,333

As of and for the three months ended September 30, 2013

Revenues from external customers	$907,903	$5,161	$913,064
Segment income (loss) before taxes	25,149	(60)	25,089
Segment assets	2,016,725	28,806	2,045,530

For the nine months ended September 30, 2013

Revenues from external customers	$2,445,151	$14,375	$2,459,526
Segment income (loss) before taxes	56,685	(187)	56,498

8 – Income Taxes

The Company included accruals for unrecognized income tax benefits totaling $1.5 million as a component of accrued liabilities as of September 30, 2014, and $1.4 million as of September 30, 2013. The unrecognized tax benefits, if recognized, would impact the Company’s effective tax rate. An unfavorable settlement would require a charge to income tax expense and a favorable resolution would be recognized as a reduction to income tax expense. The Company records interest and penalties related to unrecognized income tax benefits in income tax expense. The Company had accrued interest of $81,000 at September 30, 2014, and December 31, 2013, related to unrecognized tax benefits. No amounts were accrued for penalties.

The Company does not anticipate a significant change in the amount of unrecognized tax benefits in the next 12 months. As of September 30, 2014, the tax years ended December 31, 2010 through 2013, remained subject to audit by federal tax authorities and the tax years ended December 31, 2009 through 2013, remained subject to audit by state tax authorities.

9 – Accumulated Other Comprehensive Income

The following table shows the components of accumulated other comprehensive loss, net of tax, (in thousands):

	Three Months Ended September 30, 2014
	Cash Flow Swaps	Available for Sale Securities	Total
Balance at June 30, 2014	$(398)	$(374)	$(772)
Change in fair value	216	−	216
Income tax deferred	(84)	−	(84)
Balance at September 30, 2014	$(266)	$(374)	$(640)

	Three Months Ended September 30, 2013
	Cash Flow Swaps	Available for Sale Securities	Total
Balance at June 30, 2013	$(854)	$(578)	$(1,432)
Change in fair value	165	−	165
Income tax deferred	(64)	−	(64)
Balance at September 30, 2013	$(753)	$(578)	$(1,331)

	Nine Months Ended September 30, 2014
	Cash Flow Swaps	Available for Sale Securities	Total
Balance at December 31, 2013	$(624)	$(578)	$(1,202)
Change in fair value	587	184	771
Sale of available for sale securities	−	150	150
Income tax deferred	(229)	(130)	(359)
Balance at September 30, 2014	$(266)	$(374)	$(640)

	Nine Months Ended September 30, 2013
	Cash Flow Swaps	Available for Sale Securities	Total
Balance at December 31, 2012	$(1,178)	$(578)	$(1,756)
Change in fair value	691	−	691
Income tax deferred	(266)	−	(266)
Balance at September 30, 2013	$(753)	$(578)	$(1,331)

The following table shows the amount of loss reclassified from accumulated other comprehensive loss into earnings (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Losses on cash flow swaps to:
Interest expense	$(55)	$(60)	$(166)	$(231)
Income tax benefit	21	23	65	89
Total reclassifications	$(34)	$(37)	$(101)	$(142)

The following table shows the reconciliation of net income to comprehensive income (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013

Net Income	$23,478	$15,179	$55,330	$34,358
Other comprehensive income, before tax:
Change in fair value of interest rate swaps	216	165	587	691
Change in fair value of available-for-sale securities	−	−	184	−
Unrealized gain on available-for-sale securities	−	−	150	−
Other comprehensive income, before tax	216	165	921	691
Income tax expense related to components of other comprehensive income	84	64	359	266
Other comprehensive income, net of tax	132	101	562	425
Comprehensive income	$23,610	$15,280	$55,892	$34,783

10 – Acquisitions

On July 1, 2014, the Company acquired certain assets of Truck Parts Depot, Inc. which included a commercial parts and service facility in Gainsville, Georgia. The Gainsville location is operating as a full-service Rush Truck Center and offers commercial vehicles manufactured by International. The transaction was valued at approximately $0.5 million, with the purchase price paid in cash.

On June 25, 2014, a joint venture was established to further expand the Company’s used commercial vehicle sales network. As a result, the Company owns 50% of Central California Truck and Trailer Sales, LLC (“CCTTS”), which has locations in Fresno and Stockton, California that sell used trucks. In connection with the formation of this joint venture, the Company contributed $2.2 million. CCTTS is accounted for using the equity method of accounting in accordance with ASC 323, “Investments-Equity Method and Joint Venture,” and is recorded on the Consolidated Balance Sheet in Other Assets.

In May 2014, the Company announced an agreement with 3M to pursue the design, manufacture and installation of a portfolio of compressed natural gas (“CNG”) fuel systems for use in Class 6 through 8 vehicles. The Agreement allows the Company to engineer, assemble and install CNG fuel systems utilizing 3M’s CNG tanks, as well as provide market distribution and aftermarket support. In addition to the initial $2.0 million investment for research and development, which was recorded in selling, general and administrative expense, the Company will continue to incur expenses to bring its CNG fuel system to market. The transaction did not qualify as a business combination in accordance with ASC 805, “Business Combinations.”

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

As the value of certain assets and liabilities are preliminary in nature, they are subject to adjustment as additional information is obtained about the facts and circumstances that existed at the acquisition date. Pro forma information is not included in accordance with ASC 805, “Business Combinations,” because the acquisition was not considered material.

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

General

Rush Enterprises, Inc. was incorporated in Texas in 1965 and consists of one reportable segment, the Truck Segment and conducts business through its subsidiaries. Its principal offices are located at 555 IH 35 South, Suite 500, New Braunfels, Texas 78130.

The Company is a full-service, integrated retailer of commercial vehicles and related services. The Truck Segment includes the Company’s operation of a regional network of commercial vehicle dealerships under the name “Rush Truck Centers.” Rush Truck Centers primarily sell commercial vehicles manufactured by Peterbilt, International, Hino, Ford, Isuzu, Mitsubishi Fuso, IC Bus or Blue Bird. Through its strategically located network of Rush Truck Centers, the Company provides one-stop service for the needs of its commercial vehicle customers, including retail sales of new and used commercial vehicles, aftermarket parts sales, service and repair facilities, financing, leasing and rental, and insurance products.

The Company’s Rush Truck Centers are principally located in high traffic areas throughout the United States. Since commencing operations as a Peterbilt heavy-duty truck dealer in 1966, the Company has grown to operate 107 Rush Truck Centers in 20 states.

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

Goodwill was tested for impairment during the fourth quarter of 2013 and no impairment was required. The fair value of our reporting unit exceeded the carrying value of its net assets. As a result, we were not required to conduct the second step of the impairment test. The Company does not believe its reporting unit is at risk of failing step one of the impairment test. No facts or circumstances were noted during the nine months ended September 30, 2014 that would indicate impairment.

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

Stock-Based Compensation Expense

The Company applies the provisions of ASC 718-10, “Compensation – Stock Compensation,” which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including grants of employee stock options and restricted stock and employee stock purchases under the Employee Stock Purchase Plan based on estimated fair values.

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

The effective portion of the gain or loss on the Company’s cash flow hedges are reported as a component of accumulated other comprehensive loss. Hedge effectiveness is assessed quarterly by comparing the changes in cumulative gain or loss from the interest rate swap with the cumulative changes in the present value of the expected future cash flows of the interest rate swap that are attributable to changes in the LIBOR rate. If the interest rate swaps become ineffective, portions of these interest rate swaps would be reported as a component of interest expense in the accompanying Consolidated Statements of Income.

Results of Operations

The following discussion and analysis includes the Company’s historical results of operations for the three months and nine months ended September 30, 2014 and 2013.

The following table sets forth for the periods indicated certain financial data as a percentage of total revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue
New and used commercial vehicle sales	68.2%	67.4%	66.4%	65.6%
Parts and service sales	27.5	28.2	29.0	29.8
Lease and rental	3.6	3.6	3.8	3.8
Finance and insurance	0.4	0.5	0.4	0.5
Other	0.3	0.3	0.4	0.3
Total revenues	100.0	100.0	100.0	100.0
Cost of products sold
New and used commercial vehicle sales	63.5	62.8	61.7	61.0
Parts and service sales	17.4	17.7	18.5	18.7
Lease and rental	3.1	3.0	3.3	3.2
Total cost of products sold	84.0	83.5	83.5	82.9
Gross profit	16.0	16.5	16.5	17.1
Selling, general and administrative	11.9	12.6	12.8	13.6
Depreciation and amortization	0.8	0.8	0.8	0.9
Gain on sale of assets	0.0	0.0	0.0	0.0
Operating income	3.3	3.1	2.9	2.6
Interest expense, net	0.2	0.3	0.2	0.3
Income before income taxes	3.1	2.8	2.7	2.3
Provision for income taxes	1.2	1.1	1.0	0.9
Net income	1.9%	1.7%	1.7%	1.4%

The following table sets forth for the periods indicated the percent of gross profit by revenue source:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Gross Profit:
New and used commercial vehicle sales	29.3%	27.9%	28.6%	27.0%
Parts and service sales	62.7	64.1	63.4	64.6
Lease and rental	3.5	3.2	3.2	3.6
Finance and insurance	2.6	2.9	2.6	2.7
Other	1.9	1.9	2.2	2.1
Total gross profit	100.0%	100.0%	100.0%	100.0%

The following table sets forth the unit sales and revenue for new heavy-duty, new medium-duty, new light-duty and used commercial vehicles and the absorption ratio (revenue in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	% Change	2014	2013	% Change
Vehicle unit sales:
New heavy-duty vehicles	4,384	2,605	68.3%	10,714	6,758	58.5%
New medium-duty vehicles	2,587	2,421	6.9%	7,529	6,376	18.1%
New light-duty vehicles	377	515	-26.8%	1,352	1,444	-6.4%
Total new vehicle unit sales	7,348	5,541	32.6%	19,595	14,578	34.4%

Used vehicles	1,956	1,635	19.6%	5,680	4,567	24.4%

Vehicle revenue:
New heavy-duty vehicles	$561.6	$348.2	61.3%	$1,421.9	$928.0	53.2%
New medium-duty vehicles	185.4	181.2	2.3%	532.9	451.5	18.0%
New light-duty vehicles	14.9	17.2	13.4%	45.6	45.8	-.04%
Total new vehicle revenue	$761.9	$546.6	39.4%	$2,000.4	$1,425.3	40.3%

Used vehicle revenue	$82.1	$64.4	27.5%	$233.7	$178.0	31.3%

Other vehicle revenue:(1)	$2.3	$4.6	-50.0%	$10.3	$10.1	2.0%

Absorption rate:	120.2%	114.6%	5.2%	117.2%	113.8%	3.2%

(1) Includes sales of truck bodies, trailers and other new equipment.

Key Performance Indicator

Absorption Ratio

Management uses several performance metrics to evaluate the performance of its commercial vehicle dealerships, and considers Rush Truck Centers’ “absorption ratio” to be of critical importance. Absorption ratio is calculated by dividing the gross profit from the parts, service and body shop (collectively, “Aftermarket Services”) departments by the overhead expenses of all of a dealership’s departments, except for the selling expenses of the new and used commercial vehicle departments and carrying costs of new and used commercial vehicle inventory. When 100% absorption is achieved, all of the gross profit from the sale of a commercial vehicle, after sales commissions and inventory carrying costs, directly impacts operating profit. In 1999, the Company’s commercial vehicle dealerships’ absorption ratio was approximately 80%. The Company has made a concerted effort to increase its absorption ratio since 1999. The Company’s truck dealerships achieved a 120.2% absorption ratio for the third quarter of 2014 compared to a 114.6% absorption ratio for the third quarter of 2013.

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

The positive impact of continued freight growth and economic improvement in the third quarter contributed to the Company achieving another quarter of record performance in total revenues, net income, Class 8 new truck sales and market share, aftermarket sales and its absorption ratio. The Company continued to focus on asset management, process standardization and customer service consistency, while expanding its portfolio of solutions to help drive efficiencies for its customers.

Aftermarket Services revenue was driven by continued repair and maintenance needs of aged vehicles, increased activity in pre-delivery inspection and vehicle modifications resulting from new truck sales, and service support for a broad range of market segments. The Company expects aftermarket sales to remain strong through the remainder of 2014 and into 2015; however, continued low oil prices could adversely impact the Company if such lower prices lead to reduced activity in the energy sector.

Demand for new Class 8 trucks remained strong in the third quarter. Large fleets continued to replace aged vehicles to improve uptime, capitalize on gains in fuel efficiency, and appeal to a wider range of potential drivers. Demand for vehicles from small and mid-size vocational customers increased in the third quarter. Our third quarter Class 4-7 truck sales accounted for the second largest quarterly sales volume in the Company’s history. The Company believes that this was a direct result of our investment in a large inventory of work-ready equipment, which allows it to meet the immediate demands of vocational customers, particularly those in construction.

The Company continues to implement its accelerated business system rollout as planned and expand its investments in new facility construction and renovations. The Company is currently constructing new dealerships in San Antonio, Texas; Cleveland and Cincinnati, Ohio; and will begin construction soon on new dealerships in Denver, Colorado; Odessa, Texas; and Twin Falls, Idaho.

Revenues

Revenues increased $328.0 million, or 35.9%, in the third quarter of 2014, compared to the third quarter of 2013.

Aftermarket Services revenues increased $83.1 million, or 32.3%, in the third quarter of 2014, compared to the third quarter of 2013. This increase is due primarily to the effect of the acquisitions that occurred since the second quarter of 2013, but is also impacted by strong demand for maintenance and repair of aged vehicles. The Company expects Aftermarket Services revenues to continue to remain strong through 2014 and remains focused on expanding aftermarket product and service offerings.

Revenues from sales of new and used commercial vehicles increased $230.6 million, or 37.5%, in the third quarter of 2014 compared to the third quarter of 2013.

The Company sold 4,384 heavy-duty trucks in the third quarter of 2014, a 68.3% increase compared to 2,605 heavy-duty trucks in the third quarter of 2013. This increase is due primarily to a stronger heavy-duty truck market and the effect of the acquisitions that occurred since the second quarter of 2013. According to A.C.T. Research Co., LLC (“A.C.T. Research”), a truck industry data and forecasting service provider, the U.S. Class 8 truck market increased 20% in the third quarter of 2014 compared to the third quarter of 2013. A.C.T. Research currently predicts U.S. retail sales of Class 8 trucks of approximately 227,100 units in 2014, 240,000 units in 2015, and 220,000 units in 2016, compared to approximately 188,000 units in 2013. The Company’s share of the U.S. Class 8 truck sales market was approximately 5.1% in 2013, and 6.6% in the first nine months of 2014. The Company expects its market share to range between 6.5% and 7.0% of U.S. Class 8 truck sales in 2014. Based on A.C.T. Research’s estimate of U.S. retail sales of 227,100 units, this market share percentage would result in the sale of approximately 14,800 to 15,900 of Class 8 trucks in 2014.

The Company sold 2,587 medium-duty commercial vehicles, including 435 buses, in the third quarter of 2014, a 6.9% increase compared to 2,421 medium-duty commercial vehicles, including 626 buses, in 2013. A.C.T. Research estimates that unit sales of Class 4 through 7 commercial vehicles in the U.S. increased approximately 20% in the third quarter of 2014, compared to the third quarter of 2013. A.C.T. Research currently predicts U.S. retail sales of Class 4 through 7 medium-duty commercial vehicles of approximately 196,300 units in 2014, 204,300 units in 2015, and 212,300 in 2016. The Company’s share of the U.S. Class 4 through 7 commercial vehicle sales market in the U.S. in 2013 was 4.7%, and 5.1% in the first nine months of 2014. The Company expects its market share to range between 4.9% and 5.3% of U.S. Class 4 through 7 commercial vehicle sales in 2014. Based on A.C.T. Research’s current U.S. retail sales estimates of 196,300 units, this market share percentage would result in the sale of approximately 9,600 to 10,400 of Class 4 through 7 commercial vehicles in 2014.

The Company sold 377 light-duty vehicles in the third quarter of 2014, a 26.8% decrease compared to 515 light-duty vehicles sold in the third quarter of 2013. This decrease was primarily attributable to the relocation of the Orlando dealership during the third quarter of 2014 which resulted in a temporary closure during the move. The Company expects to sell approximately 2,000 light-duty vehicles in 2014.

The Company sold 1,956 used commercial vehicles in the third quarter of 2014, a 19.6% increase compared to 1,635 used commercial vehicles in the third quarter of 2013. This increase was primarily the result of acquisitions that occurred since the second quarter of 2013. The Company expects to sell 7,500 to 8,500 used commercial vehicles in 2014. The volume of used commercial vehicle sales will be largely dependent upon our ability to acquire quality used commercial vehicles and maintain an adequate used commercial vehicle inventory throughout 2014.

Truck lease and rental revenues increased $12.4 million, or 38.1%, in the third quarter of 2014, compared to the third quarter of 2013. The increase in lease and rental revenue is primarily due to acquisitions that occurred in the second half of 2013 and the first quarter of 2014. The Company expects lease and rental revenue to increase 38% to 40% during 2014, compared to 2013.

Finance and insurance revenues increased $0.9 million, or 20.6%, in the third quarter of 2014, compared to the third quarter of 2013. The Company expects finance and insurance revenue to fluctuate proportionately with the Company’s new and used commercial vehicle sales for the remainder of the year. Finance and insurance revenues have limited direct costs and, therefore, contribute a disproportionate share of the Company’s operating profits.

Gross Profit

Gross profit increased $48.5 million, or 32.3%, in the third quarter of 2014, compared to the third quarter of 2013. Gross profit as a percentage of sales decreased to 16.0% in the third quarter of 2014, from 16.5% in the third quarter of 2013. This decrease in gross profit as a percentage of sales is a result of a change in our product sales mix. Commercial vehicle sales, a lower margin revenue item, increased as a percentage of total revenue to 68.2% in 2014, from 67.4% in 2013. Aftermarket Services revenues, a higher margin revenue item, decreased as a percentage of total revenue to 27.4% in 2014, from 28.2% in 2013.

Gross margins from the Company’s Aftermarket Services operations decreased to 36.6% in the third quarter of 2014, from 37.4% in the third quarter of 2013. Gross profit for the Aftermarket Services departments increased to $124.6 million in the third quarter of 2014, from $96.3 million in the third quarter of 2013. Historically, parts operations gross margins range from 27% to 28% and service and body shop operations range from 67% to 68%. Gross profits from parts sales represented 55% of total gross profit for Aftermarket Services operations in both the third quarter of 2014 and 2013. Service and body shop operations represented 45% of total gross profit for Aftermarket Services operations in both the third quarter of 2014 and 2013. The Company expects blended gross margins on Aftermarket Services operations to range from 35.5% to 36.5% in 2014.

Gross margins on Class 8 truck sales increased to 6.9% in the third quarter of 2014, from 6.7% in the third quarter of 2013. In 2014, the Company expects overall gross margins from Class 8 truck sales of approximately 6.9% to 7.5%.

Gross margins on medium-duty commercial vehicle sales increased to 5.8% in the third quarter of 2014, from 5.3% in the third quarter of 2013. It is difficult to accurately forecast gross margins on medium-duty commercial vehicles because gross margins vary significantly depending upon the mix of fleet and non-fleet purchasers and types of medium-duty commercial vehicles sold. For 2014, the Company expects overall gross margins from medium-duty commercial vehicle sales of approximately 5.3% to 5.9%, but this will largely depend upon the mix of purchasers and types of vehicles sold.

Gross margins on used commercial vehicle sales increased to 10.3% in the third quarter of 2014, from 9.0% in the third quarter of 2013. The Company expects margins on used commercial vehicles to range between 9.8% and 10.5% during 2014, depending upon general economic conditions and the availability of quality used vehicles.

Gross margins from truck lease and rental sales increased to 15.2% in the third quarter of 2014, from 14.6% in the third quarter of 2013. The Company expects gross margins from lease and rental sales of approximately 13.3% to 14.0% during 2014, as it expects to continue to grow its lease and rental fleet. The Company’s policy is to depreciate its lease and rental fleet using a straight line method over the customer’s contractual lease term. The lease unit is depreciated to a residual value that approximates fair value at the expiration of the lease term. This policy results in the Company realizing reasonable gross margins while the unit is in service and a corresponding gain or loss on sale when the unit is sold at the end of the lease term.

Finance and insurance revenues and other income, as described above, have limited direct costs and, therefore, contribute a disproportionate share of gross profit.

Selling, General and Administrative Expenses

Selling, General and Administrative (“SG&A”) expenses increased $33.4 million, or 29.1%, in the third quarter of 2014, compared to the third quarter of 2013. SG&A expenses as a percentage of total revenue decreased to 11.9% in the second quarter of 2014, from 12.6% in the second quarter of 2013. SG&A expenses as a percentage of total revenue have historically ranged from 10.0% to 15.0%. For 2014, the Company expects SG&A expenses as a percentage of total revenue to range from 12.5% to 13.5% and the selling portion of SG&A expenses to be approximately 25% to 30% of new and used commercial vehicle gross profit. In 2014, the Company expects the general and administrative portion of SG&A expenses to increase by approximately 25% to 30% compared to 2013, due primarily to the full year effect of the acquisitions that occurred since the first quarter of 2013, the addition of personnel and technology to integrate the Company’s network of dealerships and the start-up of the Company’s natural gas fuel systems business.

Depreciation and Amortization Expense

Depreciation and amortization expense increased $1.9 million, or 25.4%, in the third quarter of 2014, compared to the third quarter of 2013. This increase is primarily due to acquisitions that occurred since the second quarter of 2013, the construction of new dealerships and dealership renovations and expansions.

Interest Expense, Net

Net interest expense remained unchanged compared to the third quarter of 2013. Net interest expense in 2014 will depend on inventory levels and the amount of cash available to make prepayments on the Company’s floor plan agreement with GE Capital Commercial, Inc. (“GE Capital”).

Income before Income Taxes

As a result of the factors described above, income before income taxes increased $13.2 million, or 52.8%, in the third quarter of 2014, compared to the third quarter of 2013.

Income Taxes

Income taxes increased $4.9 million, or 49.9%, in the third quarter of 2014, compared to the third quarter of 2013. The Company provided for taxes at a 38.75% effective rate in the third quarter of 2014, compared to an effective rate of 39.5% in the third quarter of 2013. The Company expects its effective tax rate to be approximately 38% to 39% of pretax income in 2014.

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

Unless otherwise stated below, the Company’s variance explanations and future expectations with regard to the items discussed in this section are set forth in the discussion of the “Three Months Ended September 30, 2014, Compared to Three Months Ended September 30, 2013.”

Revenues

Revenues increased $922.6 million, or 37.5%, in the first nine months of 2014, compared to the first nine months of 2013.

Aftermarket Services sales increased $248.7 million, or 34.0%, in the first nine months of 2014, compared to the first nine months of 2013.

Revenues from sales of new and used commercial vehicles increased $631.0 million, or 39.1%, in the first nine months of 2014, compared to the first nine months of 2013.

The Company sold 10,714 heavy-duty trucks in the first nine months of 2014, a 58.5% increase compared to 6,758 heavy-duty trucks in the first nine months of 2013. According to A.C.T. Research, the U.S. Class 8 truck market increased 20% in the first nine months of 2014, compared to the first nine months of 2013.

The Company sold 7,529 medium-duty commercial vehicles, including 1,242 buses, in the first nine months of 2014, an 18.1% increase compared to 6,376 medium-duty commercial vehicles, including 1,092 buses, in the first nine months of 2013. A.C.T. Research estimates that unit sales of Class 4 through 7 commercial vehicles, including buses, in the U.S increased approximately 13% in the first nine months of 2014, compared to the first nine months of 2013.

The Company sold 1,352 light-duty commercial vehicles in the first nine months of 2014, a 6.4% decrease compared to 1,444 light-duty commercial vehicles in the first nine months of 2013.

The Company sold 5,680 used commercial vehicles in the first nine months of 2014, a 24.4% increase compared to 4,567 used commercial vehicles in the first nine months of 2013.

Truck lease and rental revenues increased $36.0 million, or 38.2%, in the first nine months of 2014, compared to the first nine months of 2013.

Finance and insurance revenues increased $3.3 million, or 28.8%, in the first nine months of 2014, compared to the first nine months of 2013.

Gross Profit

Gross profit increased $136.3 million, or 32.3%, in the first nine months of 2014, compared to the first nine months of 2013. Gross profit as a percentage of sales decreased to 16.5% in the first nine months of 2014, from 17.1% in the first nine months of 2013. This decrease in gross profit as a percentage of sales is a result of a change in our product sales mix. Commercial vehicle sales, a lower margin revenue item, increased as a percentage of total revenue to 66.4% in 2014, from 65.6% in 2013. Aftermarket Services revenues, a higher margin revenue item, decreased as a percentage of total revenue to 29.0% in 2014, from 29.8% in 2013.

Gross margins from the Company’s Aftermarket Services operations decreased to 36.1% in the first nine months of 2014, from 37.2% in the first nine months of 2013. Gross profit for the Aftermarket Services departments was $353.9 million in the first nine months of 2014, compared to $272.5 million in the first nine months of 2013. Gross profits from parts sales represented 55% of total gross profit for Aftermarket Services operations in the first nine months of 2014 and the first nine months of 2013. Service and body shop operations represented 45% of total gross profit for Aftermarket Services operations in the first nine months of 2014 and the first nine months of 2013.

Gross margins on Class 8 truck sales increased to 7.3% in the first nine months of 2014, from 6.9% in the first nine months of 2013.

Gross margins on medium-duty commercial vehicle sales increased to 5.7% in the first nine months of 2014, from 5.3% in the first nine months of 2013.

Gross margins on used commercial vehicle sales increased to 10.2% in the first nine months of 2014, from 9.8% in the first nine months of 2013.

Gross margins from truck lease and rental sales decreased to 13.6% in the first nine months of 2014, from 16.1% in the first nine months of 2013. The decrease in gross margins is primarily due to the acquisitions in Illinois and Indiana.

Selling, General and Administrative Expenses

SG&A expenses increased $96.3 million, or 28.7%, in the first nine months of 2014, compared to the first nine months of 2013. SG&A expenses as a percentage of sales were 12.8% in the first nine months of 2014 and 13.6% in the first nine months of 2013.

Depreciation and Amortization Expense

Depreciation and amortization expense increased $5.5 million, or 25.3%, in the first nine months of 2014, compared to the first nine months of 2013.

Interest Expense, Net

Net interest expense increased $0.6 million, or 7.6%, in the first nine months of 2014, compared to the first nine months of 2013.

Income before Income Taxes

Income before income taxes increased $33.8 million, or 59.9%, in the first nine months of 2014, compared to the first nine months of 2013.

Provision for Income Taxes

Income taxes increased $12.9 million, or 58.1% in the first nine months of 2014, compared to the first nine months of 2013. The Company provided for taxes at a 38.75% rate in the first nine months of 2014, compared to a rate of 39.2% in the first nine months of 2013.

Liquidity and Capital Resources

The Company’s short-term cash requirements are primarily for working capital, inventory financing, the renovation and expansion of existing facilities and the construction or purchase of new facilities. Historically, these cash requirements have been met through the retention of profits, borrowings under our floor plan arrangements and bank financings. As of September 30, 2014, the Company had working capital of approximately $125.3 million, including $144.7 million in cash available to fund our operations. The Company believes that these funds are sufficient to meet its operating requirements for at least the next twelve months. From time to time, the Company utilizes its excess cash on hand to pay down its outstanding borrowings under its credit agreement with GE Capital, and the resulting interest earned is recognized as an offset to the Company’s gross interest expense under the credit agreement.

The Company has a secured line of credit that provides for a maximum borrowing of $15.0 million. There were no advances outstanding under this secured line of credit at September 30, 2014; however, $11.5 million was pledged to secure various letters of credit related to self-insurance products, leaving $3.5 million available for future borrowings as of September 30, 2014.

The Company’s long-term real estate debt agreements and floor plan financing arrangements require the Company to satisfy various financial ratios such as the debt-to-worth ratio, leverage ratio and the fixed charge coverage ratio and certain requirements for tangible net worth and GAAP net worth. As of September 30, 2014, the Company was in compliance with all debt covenants related to debt secured by real estate and lease and rental units and its floor plan credit agreement. The Company does not anticipate any breach of the covenants in the foreseeable future.

The Company expects to purchase or lease trucks worth approximately $170.0 million for its leasing operations during 2014, depending on customer demand, all of which will be financed. The Company expects to make capital expenditures for recurring items such as computers, shop equipment and vehicles of approximately $4.0 million to $6.0 million during the remainder of 2014.

The Company is currently under contracts to construct dealership facilities or remodel existing dealership facilities in San Antonio, Texas, at an estimated cost of $12.0 million, Dallas, Texas at an estimated cost of $2.6 million, Odessa, Texas at an estimated cost of $10.9 million, Cleveland, Ohio at an estimated cost of $8.4 million, Chicago, Illinois at an estimated cost of $2.4 million, and Cincinnati, Ohio at an estimated cost of $12.7 million. These construction projects are estimated to continue through the second quarter of 2015.

The Company anticipates funding its capital expenditures relating to the improvement and expansion of existing facilities and recurring expenses through its operating cash flow. The Company expects to fund the construction or purchase of new facilities through either its operating cash flow or by financing 70% to 80% of the appraised value of such facility.

On February 4, 2014, the Company announced that its Board of Directors approved a new stock repurchase program authorizing the Company to repurchase, from time to time, up to an aggregate of $40.0 million shares of Class A Common Stock and/or Class B Common Stock. The new stock repurchase program replaces the previous $40 million stock repurchase program that was set to expire on February 11, 2014. Repurchases will be made at times and in amounts as the Company deems appropriate and will be made through open market transactions, privately negotiated transactions and other lawful means. The manner, timing and amount of any repurchases will be determined by the Company based on an evaluation of market conditions, stock price and other factors. The stock repurchase program expires on February 3, 2015, and may be suspended or discontinued at any time. While the stock repurchase program does not obligate the Company to acquire any particular amount or class of common stock, the Company anticipates that it will be repurchasing primarily shares of its Class B Common Stock. As of September 30, 2014, the Company had repurchased $9.4 million of its Class B Common Stock under the stock repurchase program announced on February 4, 2014.

The Company has no other material commitments for capital expenditures as of September 30, 2014, except that the Company will continue to purchase vehicles for its lease and rental division and authorize capital expenditures for improvement and expansion of its existing dealership facilities and construction or purchase of new facilities based on market opportunities.

Cash Flows

Cash and cash equivalents decreased by $72.6 million during the nine months ended September 30, 2014, and decreased by $32.5 million during the nine months ended September 30, 2013. The major components of these changes are discussed below.

Cash Flows from Operating Activities

Cash flows from operating activities include net income adjusted for non-cash items and the effects of changes in working capital. During the first nine months of 2014, operating activities resulted in net cash provided by operations of $88.6 million. Cash provided by operating activities was primarily impacted by the increase in accounts payable, the increase in accrued liabilities and draws on floor plan notes payable – trade, which was offset by the increase in inventories and accounts receivable.

During the first nine months of 2013, operating activities resulted in net cash provided by operations of $77.8 million. Cash provided by operating activities was primarily impacted by the increase in accounts payable and draws on floor plan notes payable – trade, which was offset by the increase in inventories and accounts receivable and the decrease in accrued liabilities.

In June 2012, the Company entered into a wholesale financing agreement with Ford Motor Credit Company that provides for the financing of, and is collateralized by, the Company’s Ford new vehicle inventory. This wholesale financing agreement bears interest at a rate of Prime plus 150 basis points minus certain incentives and rebates; however, the prime rate is defined to be a minimum of 3.75%. As of September 30, 2014, the interest rate on the wholesale financing agreement was 5.25% before considering the applicable incentives. As of September 30, 2014, the Company had an outstanding balance of $61.2 million under the Ford Motor Credit Company wholesale financing agreement.

Cash Flows from Investing Activities

Cash flows used in investing activities primarily consist of cash used for capital expenditures and business acquisitions. During the first nine months of 2014, cash used in investing activities was $328.4 million. Capital expenditures consisted of purchases of property and equipment and improvements to our existing dealership facilities of $182.2 million. Property and equipment purchases during the first nine months of 2014 included $120.7 million for additional units for rental and leasing operations, which will be directly offset by borrowings of long-term debt. The Company expects to purchase or lease trucks worth approximately $170.0 million for its leasing operations in 2014, depending on customer demand, all of which will be financed. Cash used in business acquisitions was $147.8 million during the first nine months of 2014, which was partially offset by borrowings of long-term debt and floor plan notes payable. See Note 10 of the Notes to Consolidated Financial Statements for a detailed discussion of the business acquisitions. The Company expects to make capital expenditures for recurring items such as computers, shop equipment and vehicles of approximately $4.0 million to $6.0 million during the remainder of 2014.

During the first nine months of 2013, cash used in investing activities was $189.0 million. Capital expenditures consisted of purchases of property and equipment and improvements to our existing dealership facilities of $123.0 million. Property and equipment purchases, during the first nine months of 2013 included $73.0 million for additional units for rental and leasing operations, which will be directly offset by borrowings of long-term debt.

Cash Flows from Financing Activities

Cash flows from financing activities include borrowings and repayments of long-term debt and net proceeds of floor plan notes payable – non-trade. Cash provided by financing activities was $167.2 million during the first nine months of 2014. The Company had borrowings of long-term debt of $153.4 million, primarily related to units for the lease and rental operations, and repayments of long-term debt and capital lease obligations of $94.3 million during the first nine months of 2014. The Company had net draws on floor plan notes payable – non-trade of $101.8 million during the first nine months of 2014. Cash flows from financing activities also included proceeds from the issuance of shares relating to equity award plans, excess tax benefits from stock-based compensation and common stock repurchased.

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

Most of the Company’s commercial vehicle purchases are made on terms requiring payment to the manufacturer within 15 days or less from the date the commercial vehicles are invoiced from the factory. On July 11, 2013, the Company entered into the third amendment to its credit agreement with GE Capital. The amendment increased the aggregate loan commitment to $750.0 million. Borrowings under the amended credit agreement will now bear interest per annum, payable monthly, at the three month LIBOR rate, determined on the last day of the prior month, plus 2.03%.  In addition, the Company is required to pay the lenders a monthly working capital fee equal to 0.35% per annum multiplied by the amount of voluntary prepayments of new and used inventory loans. Loans under the credit agreement for the purchase of used inventory are limited to $150.0 million. Pursuant to the third amendment, the credit agreement expires July 11, 2016, although GE Capital has the right to terminate the credit agreement at any time upon 120 days’ written notice. The Company may terminate the credit agreement at any time, although if it does so it must pay the lenders a prepayment processing fee of (i) $15,000,000 if it terminates on or prior to January 11, 2015, (ii) $7,500,000 if it terminates after January 11, 2015, but on or prior to July 11, 2015 and (iii) $300,000 if it terminates thereafter, subject in each case to specified limited exceptions. On September 30, 2014, the Company had approximately $660.9 million outstanding under its credit agreement with GE Capital. The average daily outstanding borrowings under the credit agreement with GE Capital were $533.6 million during the nine months ended September 30, 2014. From time to time, the Company utilizes its excess cash on hand to pay down its outstanding borrowings under its credit agreement with GE Capital, and the resulting interest earned is recognized as an offset to the Company’s gross interest expense under the credit agreement.

Navistar Financial Corporation and Peterbilt offer trade terms that provide an interest-free inventory stocking period for certain new commercial vehicles.  If the commercial vehicle is not sold within the interest-free period, the Company then finances the commercial vehicle under the GE Capital credit agreement.

Backlog

On September 30, 2014, the Company’s backlog of commercial vehicle orders was approximately $1,437.7 million, compared to a backlog of commercial vehicle orders of approximately $666.5 million on September 30, 2013. The Company includes only confirmed orders in its backlog. The delivery time for a custom-ordered commercial vehicle varies depending on the truck specifications and demand for the particular model ordered, however, the Company expects to fill the majority of its backlog orders during 2014 and 2015. The Company sells the majority of its new heavy-duty commercial vehicles by customer special order. The Company sells the majority of its medium- and light-duty commercial vehicles out of inventory. Orders from a number of the Company’s major fleet customers are included in the Company’s backlog as of September 30, 2014.

Seasonality

The Company’s business is moderately seasonal. Seasonal effects on new commercial vehicle sales related to the seasonal purchasing patterns of any single customer type are mitigated by the diverse geographic locations of the Company’s dealerships and its diverse customer base, including regional and national fleets, local governments, corporations and owner operators. However, Aftermarket Services operations historically have experienced higher sales volumes in the second and third quarters.

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

Environmental Standards and Other Governmental Regulations

The Company is subject to a wide range of federal, state and local environmental laws and regulations, including those governing discharges into the air and water; the operation and removal of underground and aboveground storage tanks; the use, handling, storage and disposal of hazardous substances, petroleum and other materials; and the investigation and remediation of environmental impacts. As with commercial vehicle dealerships generally, and Aftermarket Services operations in particular, our business involves the generation, use, storage, handling and contracting for recycling or disposal of hazardous materials or wastes and other environmentally sensitive materials. The Company has incurred, and will continue to incur, capital and operating expenditures and other costs in complying with such laws and regulations.

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

In 2010, the EPA and the U.S. Department of Transportation (DOT) announced the first national standards to reduce greenhouse gas (GHG) emissions and improve fuel efficiency of heavy-duty trucks and buses beginning in model year 2014. The final rules, which were issued on September 15, 2011, begin to apply in 2014, and will be fully implemented in model year 2017. The EPA and DOT have announced plans to extend these standards beyond model year 2018, but have not yet proposed regulations. We do not believe that the foregoing standards will negatively impact our business, however, future legislation or other new regulations that may be adopted to address GHG emissions may negatively impact our business. Regulations could result in increased compliance costs, additional operating restrictions or changes in demand for our products and services, which could have a material adverse effect on our business, financial condition and results of operation.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

Market risk represents the risk of loss that may impact the financial position, results of operations, or cash flows of the Company due to adverse changes in financial market prices, including interest rate risk, and other relevant market rate or price risks.

The Company is exposed to some market risk through interest rates related to our floor plan financing agreements, variable rate real estate debt and discount rates related to finance sales. The majority of floor plan debt and variable rate real estate debt is based on LIBOR. As of September 30, 2014, the Company had floor plan borrowings and variable interest rate real estate debt of approximately $791.2 million. Assuming an increase or decrease in LIBOR of 100 basis points, annual interest expense could correspondingly increase or decrease by approximately $7.9 million.

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

The Company is exposed to some market risk through interest rate swaps on some of the Company’s variable interest rate real estate debt. As of September 30, 2014, the Company had interest rate swaps with a total notional amount of $35.8 million. The swaps were designed to provide a hedge against changes in interest rates on some of the Company’s variable interest rate real estate debt. The swaps are collateralized by the underlying real estate. These interest rate swaps qualify for cash flow hedge accounting treatment and are considered effective. For additional information about the effect of the Company’s derivative instruments on the accompanying consolidated financial statements, see Note 6 – Financial Instruments and Fair Value of the Notes to Consolidated Financial Statements.

The Company is also exposed to some market risk through interest rates related to the investment of our current cash and cash equivalents, which totaled $144.7 million on September 30, 2014. These funds are generally invested in variable interest rate instruments in accordance with the Company’s investment policy. As such instruments mature and the funds are reinvested, we are exposed to changes in market interest rates. This risk is mitigated by management’s ongoing evaluation of the best investment rates available for current and noncurrent high quality investments. If market interest rates were to increase or decrease immediately and uniformly by 100 basis points, the Company’s annual interest income could correspondingly increase or decrease by approximately $1.4 million.

In the past, the Company invested in interest-bearing, short-term investments consisting of investment-grade auction rate securities classified as available-for-sale. Auctions for investment grade securities held by the Company have failed. The auction rate securities continue to pay interest in accordance with the terms of the underlying security; however, liquidity will be limited until there is a successful auction or until such time as other markets for these investments develop. As of September 30, 2014, the Company held auction rate securities with underlying tax-exempt municipal bonds that mature in 2030 and have a fair value of $6.8 million. Given the current market conditions in the auction rate securities market, if the Company determines that the fair value of these securities temporarily decreases by an additional 10%, the Company’s equity could correspondingly decrease by approximately $0.7 million. If it is determined that the fair value of these securities is other-than-temporarily impaired by 10%, the Company could record a loss on its Consolidated Statements of Operations of approximately $0.7 million. For further discussion of the risks related to our auction rate securities, see Note 6 – Financial Instruments and Fair Value of the Notes to Consolidated Financial Statements.

ITEM 4. Controls and Procedures.

The Company, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective, as of September 30, 2014, to ensure that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) is accumulated and communicated to Company management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

During the three months ended September 30, 2014, there has been no change in the Company’s internal control over financial reporting that has occurred that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Company did not make any unregistered sales of equity securities during the third quarter of 2014.

A summary of the repurchase activity for the Company’s third quarter of 2014 is as follows:

Period	Total Number of Shares Purchased (1)(2)(3)	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (3)
July 1 – July 31, 2014	28,508	$29.85	333,353	$31,066,935
August 1 – August 31, 2014	5,236	30.91	338,589	30,905,102
September 1 – September 30, 2014	9,031	30.58	347,620	30,628,892
Total	42,775		347,620	$30,628,892

 ______________

(1)	The calculation of the average price paid per share does not give effect to any fees, commissions or other costs associated with the repurchase of such shares.
(2)	The shares represent Class B common stock repurchased by the Company.
(3)	The Company repurchased shares under a program announced on February 4, 2014, which authorized the repurchase of up to $40.0 million of its shares of Class A common stock, $.01 par value per share, and/or Class B common stock, $.01 par value per share. The stock repurchase program expires on February 3, 2015, and may be suspended or discontinued at any time.

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

3.2	Rush Enterprises, Inc. Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K (File No. 000-20797) filed May 21,2013).
31.1*	Certification of CEO pursuant to Rules 13a-14(a) and 15d-14(a) adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of CFO pursuant to Rules 13a-14(a) and 15d-14(a) adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of CEO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of CFO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	filed herewith
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

RUSH ENTERPRISES, INC.

Date: November 10, 2014	By:	/S/ W.M. “RUSTY” RUSH
W.M. “Rusty” Rush
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date: November 10, 2014	By:	/S/ STEVEN L. KELLER
Steven L. Keller
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Title
3.1	Restated Articles of Incorporation of Rush Enterprises, Inc. (incorporated herein by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q (File No. 000-20797) for the quarter ended June 30, 2008).
3.2	Rush Enterprises, Inc. Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K (File No. 000-20797) filed May 21,2013).
31.1*	Certification of CEO pursuant to Rules 13a-14(a) and 15d-14(a) adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of CFO pursuant to Rules 13a-14(a) and 15d-14(a) adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of CEO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of CFO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	filed herewith
**

This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.