Form 10-K
period 2014-12-31
RUSH ENTERPRISES INC \TX\
filed 2015-03-02
CIK 1012019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Yes ☑            No ☐

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

Yes ☑            No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☐
(Do not check if a smaller reporting company.)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐            No ☑

The aggregate market value of common stock held by non-affiliates of the registrant as of June 30, 2014 was approximately $1,232,949,299 based upon the last sales price on June 30, 2014 on The NASDAQ Global Select MarketSM of $34.67 for the registrant’s Class A Common Stock and $31.45 for the registrant’s Class B Common Stock. Shares of Common Stock held by each executive officer and director and by each shareholder affiliated with a director or an executive officer have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The registrant had 29,960,414 shares Class A Common Stock and 9,943,045 shares of Class B Common Stock outstanding on February 25, 2015.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of registrant’s definitive proxy statement for the registrant’s 2015 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission not later than April 30, 2015, are incorporated by reference into Part III of this Form 10-K.

RUSH ENTERPRISES, INC.

Index to Form 10-K

Year ended December 31, 2014

NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Form 10-K (or otherwise made by the Company or on the Company’s behalf from time to time in other reports, filings with the Securities and Exchange Commission (“SEC”), news releases, conferences, website postings or otherwise) that are not statements of historical fact constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Exchange Act of 1934, as amended (the “Exchange Act”), notwithstanding that such statements are not specifically identified. Forward-looking statements include statements about the Company’s financial position, business strategy and plans and objectives of management of the Company for future operations. These forward-looking statements reflect the best judgments of the Company about the future events and trends based on the beliefs of the Company’s management as well as assumptions made by and information currently available to the Company’s management. Use of the words “may,” “should,” “continue,” “plan,” “potential,” “anticipate,” “believe,” “estimate,” “expect” and “intend” and words or phrases of similar import, as they relate to the Company or its subsidiaries or Company management, are intended to identify forward-looking statements but are not the exclusive means of identifying such statements. Forward-looking statements reflect our current view of the Company with respect to future events and are subject to risks and uncertainties that could cause actual results to differ materially from those in such statements. Please read Item 1A. “Risk Factors” for a discussion of certain of those risks. Other unknown or unpredictable factors could also have a material adverse effect on future results. Although the Company believes that its expectations are reasonable as of the date of this Form 10-K, it can give no assurance that such expectations will prove to be correct. We do not intend to update or revise any forward-looking statements unless securities laws require us to do so, and we undertake no obligation to publicly release any revisions to forward-looking statements, whether because of new information, future events or otherwise.

NOTE REGARDING TRADEMARKS COMMONLY USED IN THE COMPANY’S FILINGS

Peterbilt® is a registered trademark of Peterbilt Motors Company. PACCAR® is a registered trademark of PACCAR, Inc. PacLease® is a registered trademark of PACCAR Leasing Corporation. Navistar® is a registered trademark of Navistar International Corporation. International® is a registered trademark of Navistar International Transportation Corp. Idealease is a registered trademark of Idealease, Inc. aka Idealease of North America, Inc. Blue Bird® is a registered trademark of Blue Bird Investment Corporation. IC Bus® is a registered trademark of IC Bus, LLC. Fuso® is a registered trademark of Mitsubishi Fuso Truck and Bus Corporation. Hino® is a registered trademark of Hino Motors, Ltd. Isuzu® is a registered trademark of Isuzu Motors Limited. Ford Motor Credit Company® is a registered trademark of Ford Motor Company. Ford® is a registered trademark of Ford Motor Company. SAP® is a registered trademark of SAP Aktiengesellschaft. This report contains additional trade names or trademarks of other companies. Our use of such trade names or trademarks should not imply any endorsement or relationship with such companies.

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

We are a full-service, integrated retailer of commercial vehicles and related services. The Truck Segment includes the Company’s operation of a regional network of commercial vehicle dealerships under the name “Rush Truck Centers.” Rush Truck Centers primarily sell commercial vehicles manufactured by Peterbilt, International, Hino, Ford, Isuzu, Mitsubishi Fuso, IC Bus or Blue Bird. Through our strategically located network of Rush Truck Centers, we provide one-stop service for the needs of our commercial vehicle customers, including retail sales of new and used commercial vehicles, aftermarket parts sales, service and repair facilities, financing, leasing and rental, and insurance products.

Our Rush Truck Centers are principally located in high traffic areas throughout the United States. Since commencing operations as a Peterbilt heavy-duty truck dealer in 1966, we have grown to operate 112 Rush Truck Centers in 20 states.

Our business strategy consists of providing solutions to the commercial vehicle industry through our network of commercial vehicle dealerships throughout the United States. We offer an integrated approach to meeting customer needs by providing service, parts and collision repair in addition to new and used commercial vehicle sales and leasing, plus financial services. We intend to continue to implement our business strategy, reinforce customer loyalty and remain a market leader by continuing to develop our Rush Truck Centers as we extend our geographic focus through strategic acquisitions of new locations and expansions of our existing facilities and product lines.

Rush Truck Centers. Our Rush Truck Centers are located in Alabama, Arizona, California, Colorado, Florida, Georgia, Idaho, Illinois, Indiana, Kansas, Missouri, New Mexico, North Carolina, Ohio, Oklahoma, Oregon, Tennessee, Texas, Utah and Virginia. The following chart reflects our franchises and parts, service and body shop operations by location as of March 2, 2015:

Rush Truck Center Location	Heavy-Duty Franchise(s)	Medium-Duty, Light-Duty and Bus Franchise(s)	Parts	Service	Body Shop

Alabama:
Mobile	Peterbilt	Peterbilt	Yes	Yes	Yes

Arizona:
Flagstaff	None	None	Yes	Yes	No
Phoenix	Peterbilt	Peterbilt, Hino	Yes	Yes	Yes
Tucson	Peterbilt	Peterbilt, Hino	Yes	Yes	No
Yuma	Peterbilt	Peterbilt	Yes	Yes	No

California:
Fontana Heavy-Duty	Peterbilt	Peterbilt	Yes	Yes	Yes
Fontana Medium-Duty	None	Peterbilt, Hino, Isuzu	Yes	Yes	No
Pico Rivera	Peterbilt	Peterbilt	Yes	Yes	Yes
San Diego	Peterbilt	Peterbilt, Hino	Yes	Yes	No
Sylmar	Peterbilt	Peterbilt	Yes	Yes	No
Whittier	None	Ford, Isuzu	Yes	Yes	No

Colorado:
Denver Heavy-Duty	Peterbilt	Peterbilt	Yes	Yes	Yes
Denver Medium-Duty	None	Ford, Isuzu	Yes	Yes	No
Greeley	Peterbilt	Peterbilt	Yes	Yes	No
Pueblo	Peterbilt	Peterbilt	Yes	Yes	No

Florida:
Haines City	Peterbilt	Peterbilt	Yes	Yes	Yes
Jacksonville	Peterbilt	Peterbilt, Hino	Yes	Yes	No
Lake City	Peterbilt	Peterbilt	Yes	Yes	No
Orlando Heavy-Duty	Peterbilt	Peterbilt, Isuzu	Yes	Yes	No

Rush Truck Center Location	Heavy-Duty Franchise(s)	Medium-Duty, Light-Duty and Bus Franchise(s)	Parts	Service	Body Shop
Orlando Light & Medium-Duty	None	Ford	Yes	Yes	No
Orlando South	None	Isuzu	Yes	Yes	No
Orlando Used Trucks	None	None	Yes	Yes	No
Tampa	Peterbilt	Peterbilt	Yes	Yes	No

Georgia:
Atlanta	International	International, Hino, Isuzu, IC Bus	Yes	Yes	No
Atlanta Bus Center	None	IC Bus	Yes	Yes	Yes
Columbus	None	Isuzu, IC Bus	Yes	Yes	No
Doraville	International	International, Hino, Isuzu, IC Bus	Yes	Yes	No
Gainesville	International	International, IC Bus	Yes	Yes	No
Smyrna	International	International, Hino, Isuzu, IC Bus	Yes	Yes	No
Tifton	None	IC Bus	Yes	Yes	No

Idaho:
Boise	International	International, Hino, IC Bus	Yes	Yes	Yes
Idaho Falls	International	International, IC Bus	Yes	Yes	Yes
Lewiston	International	International	Yes	Yes	No
Twin Falls	International	International	Yes	Yes	No

Illinois:
Bloomington	International	International, Hino	Yes	Yes	No
Carol Stream	International	International	Yes	Yes	No
Champaign	International	International	Yes	Yes	Yes
Chicago	International	International	Yes	Yes	Yes
Decatur	International	International	Yes	Yes	No
Effingham	International	International	Yes	Yes	Yes
Grayslake	International	International	Yes	Yes	No
Huntley	International	International	Yes	Yes	No
Joliet	International	International	Yes	Yes	No
Kankakee	International	International	Yes	Yes	No
Mount Vernon	International	International	Yes	Yes	No
Ottawa	International	International	Yes	Yes	No
Quincy	International	International	Yes	Yes	No
Springfield	International	International	Yes	Yes	Yes
Indiana:
Brazil	International	International	Yes	Yes	No
Gary	International	International	Yes	Yes	No
Indianapolis	International	International	Yes	Yes	Yes

Kansas:
Kansas City	None	Hino, Isuzu	Yes	Yes	No
Missouri:
St. Peters	International	International	Yes	Yes	No
St. Louis	International	International	Yes	Yes	No

New Mexico:
Albuquerque	Peterbilt	Peterbilt	Yes	Yes	Yes
Las Cruces	Peterbilt	Peterbilt	Yes	Yes	No

North Carolina:
Asheville	International	International	Yes	Yes	No
Charlotte	Peterbilt	Peterbilt, Hino, Isuzu	Yes	Yes	No
Charlotte	International	International	Yes	Yes	Yes
Hickory	International	International	Yes	Yes	No
Statesville	International	International	Yes	Yes	No

Ohio:
Akron	International	International, IC Bus	Yes	Yes	No
Cincinnati	International	International, IC Bus, Isuzu, Ford, Mitsubishi Fuso	Yes	Yes	Yes

Rush Truck Center Location	Heavy-Duty Franchise(s)	Medium-Duty, Light-Duty and Bus Franchise(s)	Parts	Service	Body Shop
Cleveland	International	International, IC Bus	Yes	Yes	No
Columbus East	International	International, IC Bus	Yes	Yes	No
Columbus West	International	International, IC Bus, Isuzu	Yes	Yes	No
Dayton	International	International, IC Bus, Isuzu	Yes	Yes	No
Findlay	International	International, IC Bus	Yes	Yes	No
Lima	International	International, IC Bus	Yes	Yes	No
Springfield	None	None	Yes	Yes	No

Oklahoma:
Ardmore	Peterbilt	Peterbilt	Yes	Yes	No
Oklahoma City	Peterbilt	Peterbilt, Hino, Ford, Isuzu	Yes	Yes	Yes
Tulsa	Peterbilt	Peterbilt, Hino	Yes	Yes	Yes

Oregon:
Ontario	International	International	Yes	Yes	No

Tennessee:
Nashville	Peterbilt	Peterbilt	Yes	Yes	Yes

Texas:
Abilene	Peterbilt	Peterbilt	Yes	Yes	No
Alice	Peterbilt	Peterbilt, Blue Bird, Micro Bird, Elkhart	Yes	Yes	No
Amarillo	Peterbilt	Peterbilt	Yes	Yes	No
Austin	Peterbilt	Peterbilt, Hino, Isuzu, Blue Bird, Micro Bird, Elkhart	Yes	Yes	No
Corpus Christi	Peterbilt	Peterbilt, Hino, Isuzu, Blue Bird, Elkhart	Yes	Yes	No
Cotulla	None	None	Yes	Yes	No
Dalhart	Peterbilt	Peterbilt	Yes	Yes	No
Dallas Heavy-Duty	Peterbilt	Peterbilt, Blue Bird, Micro Bird, Elkhart	Yes	Yes	Yes
Dallas Medium-Duty	None	Peterbilt, Hino, Blue Bird, Micro Bird, Elkhart	Yes	Yes	No
Dallas Light & Medium-Duty	None	Ford, Isuzu	Yes	Yes	No
El Paso	Peterbilt	Peterbilt, Hino, Isuzu	Yes	Yes	Yes
Fort Worth	Peterbilt	Peterbilt, Blue Bird, Micro Bird, Elkhart	Yes	Yes	No
Houston	Peterbilt	Peterbilt, Hino, Blue Bird, Micro Bird, Elkhart	Yes	Yes	Yes
Houston Bus Center	Peterbilt	Peterbilt, Hino, Blue Bird, Micro Bird, Elkhart	Yes	Yes	No
Laredo	Peterbilt	Peterbilt, Blue Bird, Micro Bird, Elkhart	Yes	Yes	Yes
Lubbock	Peterbilt	Peterbilt	Yes	Yes	No
Lufkin	Peterbilt	Peterbilt, Blue Bird, Micro Bird, Elkhart	Yes	Yes	Yes
Odessa	Peterbilt	Peterbilt	Yes	Yes	No
Pharr	Peterbilt	Peterbilt, Hino, Blue Bird, Micro Bird, Elkhart	Yes	Yes	Yes
San Antonio	Peterbilt	Peterbilt, Hino, Blue Bird, Micro Bird, Elkhart	Yes	Yes	Yes
San Antonio Bus	None	Blue Bird, Micro Bird, Elkhart	Yes	Yes	Yes
Sealy	Peterbilt	Peterbilt, Isuzu, Blue Bird, Micro Bird, Elkhart	Yes	Yes	No
Texarkana	Peterbilt	Peterbilt, Hino, Isuzu, Blue Bird, Micro Bird, Elkhart	Yes	Yes	No

Rush Truck Center Location	Heavy-Duty Franchise(s)	Medium-Duty, Light-Duty and Bus Franchise(s)	Parts	Service	Body Shop
Tyler	Peterbilt	Peterbilt, Blue Bird, Micro Bird, Elkhart	Yes	Yes	No
Waco	Peterbilt	Peterbilt, Hino, Isuzu, Blue Bird, Micro Bird, Elkhart	Yes	Yes	No

Utah:
Helper	International	International	Yes	Yes	No
Farr West	International	International, IC Bus	Yes	Yes	No
Salt Lake City	International	International, IC Bus, Mitsubishi Fuso	Yes	Yes	Yes
Springville	International	International, Mitsubishi Fuso	Yes	Yes	No
St. George	International	International, Mitsubishi Fuso	Yes	Yes	No

Virginia:
Chester	International	International	Yes	Yes	No
Fredericksburg	International	International	Yes	Yes	No
Richmond	International	International	Yes	Yes	Yes
Suffolk	International	International	Yes	Yes	No

We also have dedicated used truck facilities in Willowbrook and Wilmington, Illinois and Knoxville, Tennessee.

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

Rush Truck Leasing Location	Franchise	Standalone or in a Rush Truck Center

Alabama:
Birmingham	PacLease	Standalone
Arizona:
Phoenix	PacLease	Standalone
California:
Fontana	PacLease	Standalone
Pico Rivera	PacLease	Standalone
San Diego	PacLease	In RTC
Sylmar	PacLease	In RTC
Colorado:
Denver	PacLease	In RTC
Florida:
Orlando	PacLease	Standalone
Tampa	PacLease	In RTC
Jacksonville	PacLease	Standalone
Idaho:
Boise	Idealease	In RTC
Idaho Falls	Idealease	In RTC
Illinois:
Carol Stream	Idealease	In RTC
Chicago	Idealease	In RTC
Effingham	Idealease	In RTC
Huntley	Idealease	In RTC
Joliet	Idealease	In RTC
Springfield	Idealease	In RTC
Indiana:
Indianapolis	Idealease	In RTC
Gary	Idealease	In RTC
Missouri:
St. Louis	Idealease	In RTC

Rush Truck Leasing Location	Franchise	Standalone or in a Rush Truck Center
St. Peters	Idealease	In RTC
North Carolina:
Charlotte	Idealease	Standalone
New Mexico:
Albuquerque	PacLease	Standalone
Ohio:
Cincinnati	Idealease	Standalone
Oakwood Village	Idealease	Standalone
Columbus	Idealease	In RTC
Dayton	Idealease	In RTC
Oklahoma:
Oklahoma City	PacLease	In RTC
Tennessee:
Nashville	PacLease	In RTC
Texas:
Austin	PacLease	Standalone
Corpus Christi	PacLease	In RTC
El Paso	PacLease	In RTC
Houston	PacLease	Standalone
Lubbock	PacLease	In RTC
San Antonio	PacLease	In RTC
Virginia:
Richmond	Idealease	Standalone
Norfolk	Idealease	Standalone
Utah:
Salt Lake City	Idealease	Standalone

In addition to the locations in the above table, Rush Truck Leasing also provides full-service maintenance on customers’ vehicles at several of our customers’ facilities.

Financial and Insurance Products. At our Rush Truck Centers, we offer third-party financing to assist customers in purchasing new and used commercial vehicles. Additionally, we sell, as agent through our insurance agency, a complete line of property and casualty insurance, including collision and liability insurance on commercial vehicles, cargo insurance and credit life insurance.

Other Businesses. Perfection Equipment offers installation of equipment, equipment repair, parts installation, and paint and body repair at our location in Oklahoma City. Perfection Equipment specializes in up-fitting trucks used by oilfield service providers and other specialized service providers.

World Wide Tires stores operate in three locations in Texas. World Wide Tires primarily sells tires for use on commercial vehicles.

Custom Vehicle Solutions operates in two locations in Texas. Custom Vehicle Solutions provides new vehicle pre-delivery inspections, truck modifications, natural gas fuel system installations, and body, chassis upfit and component installation.

Momentum Fuel Technologies will manufacture, distribute and provide aftermarket support for compressed natural gas fuel systems.

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

Our Business Strategy

Operating Strategy. Our strategy is to operate an integrated dealer network that provides service solutions to the commercial vehicle industry. Our strategy includes the following key elements:

●

One-Stop Centers. We have developed our commercial vehicle dealerships as “one-stop centers” that offer an integrated approach to meeting customer needs. We provide service, parts and collision repair, new and used commercial vehicles sales, leasing and rental, plus financial services including finance and insurance. We believe that this full-service strategy also helps to mitigate cyclical economic fluctuations because the parts and service sales at our dealerships generally tend to be less volatile than our new and used commercial vehicle sales.

●

Branding Program. We employ a branding program for our dealerships through distinctive signage and uniform marketing programs to take advantage of our existing name recognition and to communicate the standardized high quality of our products and reliability of our services throughout our dealership network.

●

Management by Dealership Units. At each of our dealerships, we operate one or more of the following departments: new commercial vehicle sales, used commercial vehicle sales, financial services, parts, service or body shop. Our general managers measure and manage the operations of each dealership according to the specific departments operating at that location. We believe that this system enhances the profitability of all aspects of a dealership and increases our overall operating margins. Operating goals for each department at each of our dealerships are established annually and managers are rewarded for performance.

●

Aftermarket Services. Our aftermarket capabilities now include a wide range of services and products such as a fleet of mobile service units, mobile technicians who staff our customers’ facilities, a proprietary line of parts and accessories, new diagnostic and analysis capabilities, factory-certified service for alternative fuel vehicles and assembly service for specialized bodies and equipment.

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

Commercial Vehicle Parts and Service. Commercial vehicle-related parts and service revenues accounted for approximately $1,315.7 million, or 27.8%, of our total revenues for 2014, and 62.6% of our gross profit. The parts and service business enhances our sales and service functions and is a source of recurring revenue. Rush Truck Centers carry a wide variety of commercial vehicle parts in inventory. Certain Rush Truck Centers also feature fully equipped service and body shop facilities, the combination and configuration of which varies by location, capable of handling a broad range of repairs on most commercial vehicles. Each Rush Truck Center is a warranty service center for the commercial vehicle manufacturers represented at that location and most are also authorized service centers for other vehicle component manufacturers, including Cummins, Eaton and Allison. We have approximately 1,900 service and body shop bays throughout our Rush Truck Center network. We also have approximately 300 mobile service units and 350 mobile technicians who staff our mobile service units and our customers’ facilities.

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

As part of our leasing and rental operations, we also enter into contracts to provide full-service maintenance on some customers’ vehicles. We had 1,197 vehicles under contract maintenance as of December 31, 2014, and 967 vehicles under contract maintenance as of December 31, 2013. The full-service maintenance revenue and retail service revenue are included as parts and service revenue on the Consolidated Statements of Income.

New Commercial Vehicle Sales.   New commercial vehicle sales represent the largest portion of our revenue, accounting for approximately $2,868.2 million, or 60.7%, of our total revenues in 2014. Of this total, new Class 8 heavy-duty truck sales accounted for approximately $2,087.4 million, or 44.2% of our total revenues for 2014, and 72.8% of our new commercial vehicle revenues for 2014.

Our Rush Truck Centers that sell new and used Class 8 heavy-duty trucks may also sell medium-duty and light-duty commercial vehicles. Certain Rush Truck Centers sell medium-duty commercial vehicles manufactured by Peterbilt, Hino, Isuzu, Ford, International or Mitsubishi Fuso and buses manufactured by Blue Bird, IC BUS and Elkhart and light-duty commercial vehicles manufactured by Ford (see Part I, Item 1, “General – Rush Truck Centers” for information on which brands we sell at each Rush Truck Center). New medium-duty commercial vehicle sales, excluding new bus sales, accounted for approximately $585.0 million, or 12.4% of our total revenues for 2014, and 20.4% of our new commercial vehicle revenues for 2014. New light-duty commercial vehicle sales accounted for approximately $58.2 million, or 1.2% of our total revenues for 2014, and 2.0% of our new commercial vehicle revenues for 2014. New bus sales accounted for approximately $123.9 million, or 2.6% of our total revenues for 2014, and 4.3% of our new commercial vehicle revenues for 2014.

A significant portion of our new commercial vehicle sales are to fleet customers. Because of the size and geographic scope of our Rush Truck Center network, our strong relationships with our fleet customers and our ability to handle large quantities of used commercial vehicle trade-ins, we are able to successfully market and sell to fleet customers nationwide. We believe that we have a competitive advantage over most other dealers in that we can absorb multi-unit trade-ins often associated with fleet sales and effectively disperse the used commercial vehicles for resale throughout our dealership network and our dedicated used truck facilities. We believe that the broad range of services we offer to purchasers of commercial vehicles at the time of purchase and post-purchase has resulted in a high level of customer loyalty.

Used Commercial Vehicle Sales.  Used commercial vehicle sales accounted for approximately $327.7 million, or 6.9%, of our total revenues for 2014. We sell used commercial vehicles at most of our Rush Truck Centers and dedicated used truck facilities. We believe that we are well positioned to market used commercial vehicles due to our ability to recondition them for resale utilizing the parts and service departments of our Rush Truck Centers and our ability to move used commercial vehicles between Rush Truck Centers and our dedicated used truck facilities to satisfy customer demand. The majority of our used commercial vehicle inventory consists of commercial vehicles taken as trade-ins from new truck customers or retired from our lease and rental fleet, but we supplement our used commercial vehicle inventory by purchasing used commercial vehicles from third parties for resale.

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

Truck Leasing and Rental.   Truck leasing and rental revenues accounted for approximately $177.6 million, or 3.8%, of our total revenues for 2014. At our Rush Truck Leasing locations, we engage in full-service truck leasing through PacLease and Idealease. Rented trucks are also generally serviced at our facilities. We had 6,876 vehicles in our lease and rental fleet, including cranes, as of December 31, 2014 compared to 5,348 vehicles as of December 31, 2013. Generally, we sell trucks that have been retired from our lease and rental fleet through the used sales operations at our Rush Truck Centers. Historically, we have realized gains on the sale of used lease and rental trucks.

Insurance Products

The sale of financial and insurance products accounted for approximately $20.0 million, or 0.4%, of our total revenues for 2014. Finance and insurance revenues have minimal direct costs and, therefore, contribute a disproportionate share of our operating profits.

Insurance Products. We sell, as agent, a complete line of property and casualty insurance to commercial vehicle owners. Our agency is licensed to sell truck liability, collision and comprehensive, workers’ compensation, cargo, and credit life insurance coverage offered by a number of leading insurance companies. Our renewal rate in 2014 was approximately 85%. We also have licensed insurance agents at several Rush Truck Centers.

Sales and Marketing

Our established history of operations in the commercial vehicle business has resulted in a strong customer base that is diverse in terms of geography, industry and scale of operations. Our customers include owner operators, regional and national truck fleets, corporations and local governments. During 2014, no single customer accounted for more than 10% of our sales by dollar volume. We generally promote our products and related services through direct customer contact by our sales personnel, advertisements in trade magazines and attendance at industry shows.

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

Compliance with Policies. Each Rush Truck Center is audited regularly for compliance with corporate policies and procedures. These routine unannounced internal audits objectively measure dealership performance with respect to corporate expectations in the management and administration of sales, commercial vehicle inventory, parts inventory, parts sales, service sales, body shop sales, corporate policy compliance, human resources compliance, and environmental and safety compliance matters.

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

Recent Acquisitions

On December 8, 2014, the Company acquired certain assets of North Florida Truck Parts, Inc. which included a commercial parts and service facility in Lake City, Florida. The Lake City location is operating as a full-service Rush Truck Center and offers commercial vehicles manufactured by Peterbilt. The transaction was valued at approximately $1.6 million, with the purchase price paid in cash.

On November 3, 2014, we acquired certain assets of House of Trucks, Inc., which included used commercial vehicle facilities in Willowbrook and Wilmington, Illinois. The transaction was valued at approximately $6.8 million, with the purchase price paid in cash.

On July 1, 2014, we acquired certain assets of Truck Parts Depot, Inc. which included a commercial parts and service facility in Gainesville, Georgia. The Gainesville location is operating as a full-service Rush Truck Center and offers commercial vehicles manufactured by International. The transaction was valued at approximately $500,000, with the purchase price paid in cash.

On June 25, 2014, a joint venture was established to further expand our used commercial vehicle sales network. As a result, we own 50% of Central California Truck and Trailer Sales, LLC (“CCTTS”), which has multiple locations in California that sell used trucks. In connection with the formation of this joint venture, we contributed $2.2 million.

In May 2014, we announced an agreement with 3M to pursue the design, manufacture and installation of a portfolio of compressed natural gas (“CNG”) fuel systems for use in Class 6 through 8 vehicles. The agreement allows the Company to engineer, assemble and install CNG fuel systems utilizing 3M’s CNG tanks, as well as provide market distribution and aftermarket support. In addition to the initial $2.0 million investment for research and development, which was recorded in selling, general and administrative expense, we will continue to incur expenses to bring our CNG fuel system to market.

In January 2014, we acquired certain assets of CIT, Inc., which did business as Chicago International Trucks, Mcgrenho L.L.C., which did business as Indy Truck Sales, and Indiana Mack Leasing, LLC; and the membership interests of Idealease of Chicago, LLC. The acquisition included International commercial vehicle dealerships and Idealease commercial vehicle rental and leasing businesses in Carol Stream, Chicago, Grayslake, Huntley, Joliet, Kankakee and Ottawa, Illinois, and Brazil, Gary and Indianapolis, Indiana. The purchase price for the assets, membership interests, goodwill and dealership properties was approximately $146.6 million, which was paid in cash and 83,091 shares of the Company’s Class B Common Stock with a total value of $2.0 million on the date of acquisition.

On October 28, 2013, we acquired certain assets of Prairie International Trucks, which operated commercial vehicle dealerships and a commercial vehicle leasing operation in Bloomington, Champaign, Decatur, Quincy and Springfield, Illinois. These locations are operating as Rush Truck Centers and offer commercial vehicle sales, parts and service for International trucks. The Springfield location includes an Idealease franchise. The transaction was valued at approximately $9.5 million. A portion of the purchase price for the assets of the business was financed under our lease and rental truck financing arrangement with the remainder paid in cash.

On September 30, 2013, we acquired certain assets of Transauthority, Inc., Transauthority Idealease, LLC and Transauthority Idealease-Tidewater, LLC, which operated commercial vehicle dealerships and commercial vehicle leasing operations in Richmond, Suffolk, Fredericksburg and Chester, Virginia. These locations are operating as Rush Truck Centers and offer commercial vehicle sales, parts and service for International trucks. The Richmond and Norfolk locations include Idealease franchises. The transaction was valued at approximately $41.7 million, including real estate of $11.1 million. A portion of the purchase price for the assets of the business was financed under our floor plan and lease and rental truck financing arrangements with the remainder paid in cash.

On July 29, 2013, we acquired certain assets of Midwest Truck Sales, which operated commercial vehicle dealerships in St. Peters and St. Louis, Missouri and Olathe, Kansas. The Missouri locations are operating as Rush Truck Centers and offer commercial vehicle sales, parts and service for International trucks. The Kansas location is operating as a Rush Truck Center and offers commercial vehicle sales, parts and service capabilities for Hino and Isuzu vehicles and parts and service support for Mitsubishi Fuso trucks. The St. Peters, Missouri location includes an Idealease franchise. The transaction was valued at approximately $16.8 million, including real estate of $2.3 million, with the purchase price paid in cash.

On July 1, 2013, we acquired certain assets of The Larson Group, Inc., which included Ford and Mitsubishi Fuso truck franchises in Cincinnati, Ohio. The transaction was valued at approximately $1.2 million, with the purchase price paid in cash.

On May 6, 2013, we acquired certain assets of Piedmont International Trucks, LLC, which operated commercial vehicle dealerships in Statesville, Hickory and Asheville, North Carolina. The acquisition included International and Idealease franchises. These locations are operating as Rush Truck Centers and offer commercial vehicles manufactured by International in addition to parts, service, body shop, truck rental and leasing, financing and insurance capabilities. The transaction was valued at approximately $3.5 million, with the purchase price paid in cash.

On December 31, 2012, we acquired certain assets of MVI Group, which operated commercial vehicle and bus dealerships in Ohio under the names of Miami Valley International, Center City International, CCI North Coast and Buckeye Truck Centers. The acquisition included International, IC Bus, and Isuzu franchise locations in Akron, Cincinnati, Cleveland, Columbus, Dayton, Findlay and Lima, Ohio. These dealerships now operate as Rush Truck Centers. Rush Truck Leasing now operates Idealease truck rental and leasing franchises in Cincinnati, Cleveland, Columbus, Dayton and Lima, Ohio. The transaction, including real estate of $2.5 million, was valued at approximately $104.5 million. A portion of the purchase price for the assets of the business was financed under our floor plan and lease and rental truck financing arrangements, with the remainder paid in cash.

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

Competition

There is, and will continue to be, significant competition both within our current markets and in new markets we may enter. We anticipate that competition between us and other dealers will continue to increase in our current markets and on a national level based on the following:

●	the accessibility of dealership locations;

●	the number of dealership locations representing the manufacturers that we represent and other manufacturers;

●	consolidation of dealership networks by manufacturers to provide more consistent, higher quality service across their dealer networks;

●	price, value, quality and design of the products sold; and

●	attention to customer service (including technical service)

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

Dealership Agreements

Peterbilt. We have entered into nonexclusive dealership agreements with Peterbilt which authorize us to act as a dealer of Peterbilt heavy- and medium-duty trucks. Our Peterbilt areas of responsibility currently encompass areas in the states of Alabama, Arizona, California, Colorado, Florida, New Mexico, North Carolina, Oklahoma, Tennessee and Texas. These dealership agreements currently have terms expiring between August 2015 and May 2017 and impose certain operational obligations and financial requirements upon us and our dealerships. Our dealership agreements with Peterbilt may be terminated by Peterbilt in the event that the aggregate voting power of W. Marvin Rush, W.M. “Rusty” Rush, other members of the Rush family and certain executives of the Company decreases below 22%. Sales of new Peterbilt commercial vehicles accounted for approximately 38.5% of our total revenues for 2014.

International. We have entered into nonexclusive dealership agreements with Navistar which authorize us to act as a dealer of International heavy- and medium-duty trucks and IC buses. Our Navistar areas of responsibility currently encompass areas in the states of Georgia, Idaho, Illinois, Indiana, Missouri, North Carolina, Ohio, Oregon, Utah and Virginia. These dealership agreements currently have terms expiring between May 2015 and May 2020 and impose certain operational obligations and financial requirements upon us and our dealerships. Sales of new International commercial vehicles accounted for approximately 13.3% of our total revenues for 2014.

Other Commercial Vehicle Suppliers. In addition to our dealership agreements with Peterbilt, various Rush Truck Centers have entered into dealership agreements with other commercial vehicle manufacturers including Autocar, Blue Bird, Ford, Hino, Isuzu, Micro Bird and Mitsubishi, which currently have terms expiring between March 2015 and August 2016. These dealership agreements impose operating requirements upon us and require consent from the affected supplier for sale or transfer of such dealership agreement. Sales of non-Peterbilt and non-International commercial vehicles accounted for approximately 8.6% of our total revenues for 2014.

Any termination or non-renewal of our dealership agreements must follow certain guidelines established by both state and federal legislation designed to protect motor vehicle dealers from arbitrary termination or non-renewal of franchise agreements. The federal Automobile Dealers Day in Court Act and other similar state laws provide that the termination or non-renewal of a motor vehicle dealership agreement must be done in “good faith” and upon a showing of “good cause” by the manufacturer for such termination or non-renewal, as such terms have been defined by statute and interpreted in case law.

Floor Plan Financing

During 2014, we financed the majority of all new commercial vehicle inventory and the loan value of our used commercial vehicle inventory under a credit agreement (the “GE Credit Agreement”) with General Electric Capital Commercial, Inc. (“GE Capital”). On July 11, 2013, we entered into the third amendment to the GE Credit Agreement. The third amendment increased the aggregate loan commitment to $750.0 million. Borrowings under the GE Credit Agreement bear interest at an annual rate equal to the three month LIBOR rate, determined on the last day of the prior month, plus 2.03% and are payable monthly.  In addition, we are required to pay a monthly working capital fee equal to 0.35% per annum multiplied by the amount of voluntary prepayments of new and used inventory loans. Loans under the GE Credit Agreement for the purchase of used inventory are limited to $150.0 million. Pursuant to the third amendment, the GE Credit Agreement expires July 11, 2016, although GE Capital has the right to terminate the GE Credit Agreement at any time upon 120 days’ written notice. We may terminate the GE Credit Agreement at any time, although if we do so we must pay a prepayment processing fee of (i) $7,500,000 if it terminates on or prior to July 11, 2015 or (ii) $300,000 if it terminates thereafter, subject in each case to specified limited exceptions. On December 31, 2014, we had approximately $677.8 million outstanding under the GE Credit Agreement. The average daily outstanding borrowings under the GE Credit Agreement were $561.8 million during the year ended December 31, 2014. From time to time, we utilize our excess cash on hand to pay down our outstanding borrowings under the GE Credit Agreement, and the resulting interest earned is recognized as an offset to our gross interest expense under the GE Credit Agreement.

In June 2012, we entered into a wholesale financing agreement with Ford Motor Credit Company that provides for the financing of, and is collateralized by, our new Ford vehicle inventory. This wholesale financing agreement bears interest at a rate of Prime plus 150 basis points minus certain incentives and rebates. The prime rate is defined to be a minimum of 3.75%. As of December 31, 2014, the interest rate on the wholesale financing agreement was 5.25% before considering the applicable incentives. As of December 31, 2014, we had an outstanding balance of $79.4 million under the Ford Motor Credit Company wholesale financing agreement.

Product Warranties

The manufacturers we represent provide retail purchasers of their products with a limited warranty against defects in materials and workmanship, excluding certain specified components that are separately warranted by the suppliers of such components. We provide a warranty on our branded parts and related service. We also provide an extended warranty beyond the manufacturer’s warranty on new school buses sold in the State of Texas, as required by state law.

We generally sell used commercial vehicles in “as is” condition without a manufacturer’s warranty, although manufacturers sometimes will provide a limited warranty on their used products if such products have been properly reconditioned prior to resale or if the manufacturer’s warranty on such product is transferable and has not expired. We do not provide any warranty on used commercial vehicles.

Trademarks

The trademarks and trade names of the manufacturers we represent, which are used in connection with our marketing and sales efforts, are subject to limited licenses included in our dealership agreements with each manufacturer. The licenses are for the same periods as our dealership agreements. These trademarks and trade names are widely recognized and are important in the marketing of our products. Each licensor engages in a continuous program of trademark and trade name protection. We hold registered trademarks from the U.S. Patent and Trademark Office for the following names used in this document: “Rush Enterprises,” “Rush Truck Center,” “Associated Truck Insurance Services,” “Chrome Country” and “Rig Tough.”

Employees

On December 31, 2014, we had 6,297 employees.

We have entered into collective bargaining agreements covering certain employees in Chicago, Illinois, which will expire on May 6, 2017, and Joliet, Illinois, which will expire on May 5, 2018.

There have been no strikes, work stoppages or slowdowns during the negotiations of the foregoing collective bargaining agreements or at any time in the Company’s history, although no assurances can be given that such actions will not occur.

Seasonality

Our Truck Segment is moderately seasonal. Seasonal effects on new commercial vehicle sales related to the seasonal purchasing patterns of any single customer type are mitigated by the diverse geographic locations of our dealerships and our diverse customer base, including regional and national fleets, local governments, corporations and owner operators. However, commercial vehicle parts and service operations historically have experienced higher sales volumes in the second and third quarters.

Backlog

On December 31, 2014, our backlog of commercial vehicle orders was approximately $1,502.8 million as compared to a backlog of commercial vehicle orders of approximately $810.2 million on December 31, 2013. Our backlog is determined quarterly by multiplying the number of new commercial vehicles for each particular type of commercial vehicle ordered by a customer at our Rush Truck Centers by the recent average selling price for that type of commercial vehicle. We include only confirmed orders in our backlog. However, such orders are subject to cancellation. In the event of order cancellation, we have no contractual right to the total revenues reflected in our backlog. The delivery time for a custom-ordered commercial vehicle varies depending on the truck specifications and demand for the particular model ordered. We sell the majority of our new heavy-duty commercial vehicles by customer special order and we sell the majority of our medium- and light-duty commercial vehicles out of inventory. Orders from a number of our major fleet customers are included in our backlog as of December 31, 2014 and we expect to fill the majority of our backlog orders during 2015.

Environmental Standards and Other Governmental Regulations

We are subject to a wide range of federal, state and local environmental laws and regulations, including those governing discharges into the air and water; the operation and removal of underground and aboveground storage tanks; the use, handling, storage and disposal of hazardous substances, petroleum and other materials; and the investigation and remediation of environmental impacts. As with commercial vehicle dealerships generally, and aftermarket services operations in particular, our business involves the generation, use, storage, handling and contracting for recycling or disposal of hazardous materials or wastes and other environmentally sensitive materials. We have incurred, and will continue to incur, capital and operating expenditures and other costs in complying with such laws and regulations.

Our operations involving the use, handling, storage and disposal of hazardous and nonhazardous materials are subject to the requirements of the federal Resource Conservation and Recovery Act, or RCRA, and comparable state statutes. Pursuant to these laws, federal and state environmental agencies have established approved methods for handling, storage, treatment, transportation and disposal of regulated substances and wastes with which we must comply. Our business also involves the operation and use of aboveground and underground storage tanks. These storage tanks are subject to periodic testing, containment, upgrading and removal under RCRA and comparable state statutes. Furthermore, investigation or remediation may be necessary in the event of leaks or other discharges from current or former underground or aboveground storage tanks.

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

We believe that we do not currently have any material environmental liabilities and that compliance with environmental laws and regulations will not, individually or in the aggregate, have a material adverse effect on our results of operations, financial condition or cash flows. However, soil and groundwater impacts are known to exist at some of our current properties. Further, environmental laws and regulations are complex and subject to change. In addition, in connection with acquisitions, it is possible that we will assume or become subject to new or unforeseen environmental costs or liabilities, some of which may be material. In connection with our dispositions, or prior dispositions made by companies we acquire, we may retain exposure for environmental costs and liabilities, some of which may be material. Compliance with current or amended, or new or more stringent, laws or regulations, stricter interpretations of existing laws or the future discovery of environmental conditions could require additional expenditures by us, and those expenditures could be material.

In 2010, the Environmental Protection Agency (“EPA”) and the U.S. Department of Transportation (“DOT”) announced the first national standards to reduce greenhouse gas (“GHG”) emissions and improve fuel efficiency of heavy-duty trucks and buses beginning in model year 2014. The final rules, which were issued on September 15, 2011, began to apply in 2014, and will be fully implemented in model year 2017. The EPA and DOT have announced plans to extend these standards beyond model year 2018, but have not yet proposed regulations. We do not believe that the foregoing standards will negatively impact our business, however, future legislation or other new regulations that may be adopted to address GHG emissions may negatively impact our business. Regulations could result in increased compliance costs, additional operating restrictions or changes in demand for our products and services, which could have a material adverse effect on our business, financial condition and results of operations.

Item 1A. Risk Factors

An investment in our common stock is subject to certain risks inherent to our business. In addition to the other information contained in this Form 10-K, we recommend that you carefully consider the following risk factors in evaluating our business. If any of the following risks actually occur, our financial condition and results of operations could be materially adversely affected. If this were to happen, the value of our common stock could decline significantly, and you could lose all or part of your investment. This report is qualified in its entirety by these risk factors.

Risks Related to Our Business

We are dependent upon PACCAR for the supply of Peterbilt trucks and parts, the sale of which generates the majority of our revenues.

At certain Rush Truck Centers, we operate as a dealer of Peterbilt trucks and parts pursuant to dealership agreements with Peterbilt, a division of PACCAR. We have no control over the management or operation of Peterbilt or PACCAR. During 2014, the majority of our revenues resulted from sales of trucks purchased from Peterbilt and parts purchased from PACCAR Parts. Due to our dependence on PACCAR and Peterbilt, we believe that our long-term success depends, in large part, on the following:

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

A negative change in any of the preceding, or a change in control of PACCAR, could have a material adverse effect on our operations, revenues and profitability.

We are dependent upon Navistar for the supply of International trucks and parts and IC busses and parts, the sale of which generate a significant portion of our revenues.

At certain Rush Truck Centers, we operate as a dealer of International trucks and parts and IC busses and parts pursuant to dealership agreements with International and IC Bus, each of which are divisions of Navistar. We have no control over the management or operation of International, IC Bus or Navistar. During 2014, a significant portion of our revenues resulted from sales of trucks purchased from International, busses purchased from IC Bus and parts purchased from Navistar. Due to our dependence on Navistar, International and IC Bus, we believe that our long-term success depends, in large part, on the following:

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

A negative change in any of the preceding, or a change in control of Navistar, could have a material adverse effect on our operations, revenues and profitability.

Our dealership agreements may be terminable upon a change of control and we cannot control whether our controlling shareholder and management maintain their current ownership positions.

We have entered into nonexclusive dealership agreements with Peterbilt that authorize us to act as a dealer of Peterbilt trucks. Peterbilt may terminate our dealership agreements in the event of a change of control of the Company or if we violate any number of provisions in the dealership agreements. Under our Peterbilt dealership agreements, a change of control occurs if (i) with respect to the election of directors, the aggregate voting power held by W. Marvin Rush, W. M. “Rusty” Rush, Barbara Rush, Robin M. Rush, David C. Orf, James Thor, Martin A. Naegelin, Scott Anderson, Derrek Weaver, Steven Keller, Corey Lowe and Rich Ryan (collectively, the “Dealer Principals”) decreases below 22% (such persons controlled 29.8% of the aggregate voting power with respect to the election of directors as of December 31, 2014); or (ii) any person or entity other than the Dealer Principals and their respective associates or any person or entity who has been approved in writing by PACCAR, owns common stock with a greater percentage of the voting power with respect to the election of our directors than the Dealer Principals and their respective associates, in the aggregate, or any person other than W. Marvin Rush, W. M. “Rusty” Rush, Robin M. Rush or any person who has been approved in writing by PACCAR holds the office of Chairman of the Board, President or Chief Executive Officer of the Company. We have no control over the transfer or disposition by W. Marvin Rush or by his estate of his common stock. If W. Marvin Rush or W.M. “Rusty” Rush were to sell their Class B Common Stock or bequest their Class B Common Stock to a person or entity other than the Dealer Principles or if their estates are required to liquidate their Class B Common Stock to pay estate taxes or otherwise, the change of control provisions of the Peterbilt dealership agreements may be triggered and give Peterbilt the right to terminate our dealership agreements. If our dealership agreements with Peterbilt are terminated, we will lose the right to purchase Peterbilt products and operate as an authorized Peterbilt dealer, which would have a material adverse effect on our operations, revenues and profitability.

If state dealer laws are repealed or weakened, our dealerships will be more susceptible to termination, nonrenewal or renegotiation of their dealership agreements.

We depend on our vehicle dealership agreements for a substantial portion of our revenues and profitability. State dealer laws generally provide that a manufacturer may not terminate or refuse to renew a dealership agreement unless it has first provided the dealer with written notice setting forth good cause and stating the grounds for termination or nonrenewal. Manufacturers’ lobbying efforts may lead to the repeal or revision of state motor vehicle dealer laws. If motor vehicle dealer laws are repealed or amended in the states in which we operate dealerships, the manufacturers we represent may be able to terminate our vehicle dealership agreements without providing advance notice, an opportunity to cure or a showing of good cause. Without the protection of state dealer laws, or if such laws are weakened, we will be subject to higher risk of termination or non-renewal of our vehicle dealership agreements. Termination or non-renewal of our vehicle dealership agreements would have a material adverse effect on our operations, revenues and profitability.

We may be required to obtain additional financing to maintain adequate inventory levels.

Our business requires inventories held for sale to be maintained at dealer locations in order to facilitate immediate sales to customers on demand. We generally purchase inventories with the assistance of floor plan financing agreements. Our primary floor plan financing agreement, the GE Credit Agreement, may be terminated without cause upon 120 days’ notice. In the event that our floor plan financing becomes insufficient to satisfy our future requirements or our floor plan providers are unable to continue to extend credit under our floor plan agreements, we would need to obtain similar financing from other sources. There is no assurance that such additional floor plan financing or alternate financing could be obtained or, if obtained, that it will be on commercially reasonable terms.

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

Our GE Credit Agreement and some of our other debt are subject to variable interest rates. Therefore, our interest expense would rise with any increase in interest rates. A rise in interest rates may also have the effect of depressing demand in the interest rate sensitive aspects of our business, particularly new and used commercial vehicle sales, because many of our customers finance such purchases. As a result, a rise in interest rates may have the effect of simultaneously increasing our costs and reducing our revenues, which could materially affect our business, financial condition and results of operations. See “Quantitative and Qualitative Disclosures about Market Risk” for a discussion regarding our interest rate sensitivity.

Our business is subject to a number of economic risks.

New and used commercial vehicle retail sales tend to experience periods of decline when general economic conditions worsen, characterized by oversupply and weak demand. We may experience sustained periods of decreased commercial vehicle sales in the future. Any decline or change of this type could materially affect our business, financial condition and results of operations. In addition, adverse regional economic and competitive conditions in the geographic markets in which we operate could materially adversely affect our business, financial condition and results of operations. Our new commercial vehicle sales volume therefore may differ from industry sales fluctuations.

Economic conditions and the other factors described above also may materially adversely impact our sales of parts and repair services, and finance and insurance products.

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

Actions taken in response to continued operational losses by manufacturers we represent, including bankruptcy or reorganizations, could have a material adverse effect on our sales volumes and profitability. In addition, such actions could lead to the impairment of one or more of our franchise rights, inventories, fixed assets and other related assets, which in turn could have a material adverse effect on our financial condition and results of operations. For example, during the second quarter of 2009, General Motors made the decision to terminate its medium-duty GMC truck production and wind-down our medium-duty GMC truck franchises, which forced us to take a significant pre-tax asset impairment charge in the second quarter of 2009. Actions taken in response to continued operational losses by manufacturers we represent, including bankruptcy or reorganizations, could also eliminate or reduce such manufacturers’ indemnification obligations to our dealerships, which could increase our risk in products liability actions.

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

Our dealership agreements with the manufacturers we represent have current terms expiring between March 2015 and May 2020. Upon expiration of each agreement, we must negotiate a renewal. In many states, state dealer franchise laws restrict the manufacturer’s ability to refuse to renew dealership agreements or to impose new terms upon renewal. To the extent such laws do permit non-renewal or imposition of new terms, the relatively short terms will give the manufacturers the opportunity to exercise such rights. Any non-renewal or imposition of less favorable terms upon renewal could have an adverse impact on our business.

The dollar amount of our backlog, as stated at any given time, is not necessarily indicative of our future earnings.

As of December 31, 2014, our backlog of new commercial vehicle orders was approximately $1,502.8 million. Our backlog is determined quarterly by multiplying the number of new commercial vehicles for each particular type of commercial vehicle ordered by a customer at our Rush Truck Centers by the recent average selling price for that type of commercial vehicle. We only include confirmed orders in our backlog. However, such orders are subject to cancellation. In the event of order cancellation, we have no contractual right to the total revenues reflected in our backlog.

Reductions in backlog due to cancellation by a customer or for other reasons will adversely affect, potentially to a material extent, the revenue and profit we actually receive from orders projected in our backlog. If we were to experience significant cancellations of orders in our backlog, our financial condition could be adversely affected.

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

Disruptions to our information technology systems and breaches in data security could adversely affect our business.

We rely upon our information technology systems to manage all aspects of our business, including processing and recording sales to, and payments from, customers, managing inventory, communicating with manufacturers and vendors and financial reporting. Any inability to manage these systems, including with respect to matters related to system and data security, privacy, reliability, compliance, performance and access, as well as any inability of these systems to fulfill their intended purpose within our business, could have an adverse effect on our business. In addition, in the ordinary course of business, we collect and store sensitive data and information, including our proprietary business information and that of our customers, suppliers and business partners, as well as personally identifiable information about our employees. Despite the security measures we have in place, our facilities and systems, and those of our third-party service providers, could be vulnerable to security breaches, computer viruses, lost or misplaced data, programming errors, human errors, acts of vandalism, or other events. Any security breach or event resulting in the misappropriation, loss, or other unauthorized disclosure of confidential information, whether by us directly or our third-party service providers, could adversely affect our business operations, sales, reputation with current and potential customers, associates or vendors and result in litigation or regulatory actions, all of which could have a material adverse effect on our business and reputation.

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

Collectively, W. Marvin Rush and W. M. “Rusty” Rush and their affiliates own approximately 0.05% of our issued and outstanding shares of Class A Common Stock and 34.1% of our issued and outstanding Class B Common Stock. W. Marvin Rush and W.M. “Rusty” Rush collectively control approximately 29.7% of the aggregate voting power of our outstanding shares and voting power which is superior to that of any other person or group. The interests of W. Marvin Rush and W.M. “Rusty” Rush may not be consistent with the interests of all shareholders. As a result of such ownership, W. Marvin Rush and W.M. “Rusty” Rush have the power to effectively control the Company, including the election of directors, the determination of matters requiring shareholder approval and other matters pertaining to corporate governance.

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

The market price of our Class B Common Stock has historically been lower than the market price of our Class A Common Stock. The volume of trading in our Class B Common Stock varies greatly and may often be light. As of December 31, 2014, the three-month average daily trading volume of our Class B Common Stock was approximately 9,000 shares, with several days having a trading volume below 1,000 shares. If any large shareholder were to begin selling shares in the market, the added available supply of shares could cause the market price of our Class B Common Stock to drop. In addition, the lack of a robust resale market may require a shareholder to sell a large number of shares of our Class B Common Stock in increments over time to mitigate any adverse impact of the sales on the market price of our Class B Common Stock.

Item 1B. Unresolved Staff Comments

None

Item 2.    Properties

The Company’s corporate headquarters are located in New Braunfels, Texas. As of December 2014, we also own or lease numerous facilities used in our operations in the following states: Alabama, Arizona, California, Colorado, Florida, Georgia, Idaho, Illinois, Indiana, Kansas, Missouri, New Mexico, North Carolina, Ohio, Oklahoma, Oregon, Tennessee, Texas, Utah and Virginia.

We lease a hangar in New Braunfels, Texas for the corporate aircraft. We also own and operate a guest ranch of approximately 9,500 acres near Cotulla, Texas, which is used for client development purposes.

Item 3.    Legal Proceedings

From time to time, we are involved in litigation arising out of our operations in the ordinary course of business. We maintain liability insurance, including product liability coverage, in amounts deemed adequate by management. To date, aggregate costs to us for claims, including product liability actions, have not been material. However, an uninsured or partially insured claim, or claim for which indemnification is not available, could have a material adverse effect on our financial condition or results of operations. We believe that there are no claims or litigation pending, the outcome of which could have a material adverse effect on our financial position or results of operations. However, due to the inherent uncertainty of litigation, there can be no assurance that the resolution of any particular claim or proceeding would not have a material adverse effect on our financial condition or results of operations for the fiscal period in which such resolution occurred.

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

	2014		2013

	High	Low	High	Low
Class A Common Stock

First Quarter	$32.69	$26.32	$26.10	$20.62
Second Quarter	36.15	31.19	28.15	21.82
Third Quarter	37.49	33.01	27.86	22.37
Fourth Quarter	38.27	30.71	30.38	25.48

Class B Common Stock

First Quarter	$28.23	$22.28	$22.08	$17.00
Second Quarter	31.64	27.47	24.04	18.51
Third Quarter	32.88	28.96	24.00	19.58
Fourth Quarter	32.54	26.68	25.99	21.59

As of February 10, 2015, there were approximately 30 record holders of the Class A Common Stock and approximately 40 record holders of the Class B Common Stock.

We did not pay dividends during the fiscal year ended December 31, 2014, or the fiscal year ended December 31, 2013. The Board of Directors intends to retain any earnings of the Company to support operations and to finance expansion. Any future determination as to the payment of dividends will be at the discretion of the Board of Directors of the Company and will depend on the Company’s financial condition, results of operations, capital requirements and such other factors as the Board of Directors deems relevant.

As of December 31, 2014, we have not sold any securities in the last three years that were not registered under the Securities Act.

We repurchased shares of the Company’s Class B common stock during the fourth quarter of 2014. A summary of the repurchase activity is as follows:

Period	Total Number of Shares Purchased (1)(2)(3)	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (3)
October 1 – October 31, 2014	20,274	$29.54	367,894	$30,030,014
November 1 – November 30, 2014	22,744	30.68	390,638	29,332,240
December 1 – December 31, 2014	33,064	29.20	423,702	28,366,725
Total	76,082		423,702	$28,366,725

(1)	The calculation of the average price paid per share does not give effect to any fees, commissions or other costs associated with the repurchase of such shares.
(2)	The shares represent Class B common stock repurchased by the Company.
(3)	The Company repurchased shares under a program announced on February 4, 2014, which authorized the repurchase of up to $40.0 million of its shares of Class A common stock, $.01 par value per share, and/or Class B common stock, $.01 par value per share. The stock repurchase program was set to expire on February 3, 2015. The Company announced an extension of the $40 million stock program on January 29, 2015, which terminates on February 3, 2016.

Performance Graph

The following graph shows the value as of December 31, 2014, of a $100 investment in the Company’s common stock made on December 31, 2009 (with dividends reinvested), as compared with similar investments based on (i) the value of the S&P 500 Index (with dividends reinvested) and (ii) the value of a market-weighted Peer Group Index composed of the common stock of Paccar, Inc., Werner Enterprises, Inc., Penske Automotive Group, Inc. and Lithia Motors, Inc., in each case on a “total return” basis assuming reinvestment of dividends. The market-weighted Peer Group Index values were calculated from the beginning of the performance period. The historical stock performance shown below is not necessarily indicative of future expected performance.

Measurement Date	Rush Enterprises, Inc.	S&P 500	Peer Group
12/31/2009	$100.00	$100.00	$100.00
12/31/2010	171.92	115.06	153.45
12/31/2011	169.29	117.49	114.22
12/31/2012	169.42	136.30	145.12
12/31/2013	246.21	180.44	201.28
12/31/2014	268.79	205.14	236.31

The foregoing performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of the Company under the Securities Act or the Exchange Act.

Item 6. Selected Financial Data

The information below was derived from the audited consolidated financial statements included in this report and reports we have previously filed with the SEC. This information should be read together with those consolidated financial statements and the notes to those consolidated financial statements. These historical results are not necessarily indicative of the results to be expected in the future. The selected financial data presented below may not be comparable between periods in all material respects or indicative of our future financial position or results of operations due primarily to acquisitions and discontinued operations which occurred during the periods presented. See Note 15 to the Company’s Consolidated Financial Statements for a discussion of such acquisitions. The selected financial data presented below should be read in conjunction with our other financial information included elsewhere herein.

	Year Ended December 31,
	2014	2013	2012	2011	2010
SUMMARY OF INCOME STATEMENT DATA	(in thousands, except per share amounts)
Revenues
New and used commercial vehicle sales	$3,195,873	$2,239,847	$2,149,335	$1,801,964	$926,584
Parts and service sales	1,315,694	988,317	817,280	675,277	489,259
Lease and rental	177,561	129,638	100,247	83,426	67,423
Finance and insurance	19,988	15,320	13,638	10,867	7,922
Other	18,240	11,583	10,067	9,077	6,739
Total revenues	4,727,356	3,384,705	3,090,567	2,580,611	1,497,927
Cost of products sold	3,971,310	2,812,691	2,589,800	2,157,334	1,213,037
Gross profit	756,046	572,014	500,767	423,277	284,890
Selling, general and administrative	573,670	450,340	361,727	306,273	227,467
Depreciation and amortization	40,786	29,925	25,016	20,084	15,720
Gain (loss) on sale of assets	151	5	176	418	(36)
Operating income	141,741	91,754	114,200	97,338	41,667
Interest expense, net	11,198	10,693	13,017	7,161	5,363
Income from continuing operations before income taxes	130,543	81,061	101,183	90,177	36,304
Provision (benefit) for income taxes	50,586	31,844	38,728	34,964	11,737
Income from continuing operations	79,957	49,217	62,455	55,213	24,567
Income from discontinued operations, net of taxes	−	−	−	−	6,715
Net income	$79,957	$49,217	$62,455	$55,213	$31,282

Earnings per common share - Basic:
Income from continuing operations	$2.01	$1.25	$1.62	$1.46	$0.66
Net income	$2.01	$1.25	$1.62	$1.46	$0.84

Earnings per common share - Diluted:
Income from continuing operations	$1.96	$1.22	$1.57	$1.42	$0.64
Net income	$1.96	$1.22	$1.57	$1.42	$0.82

Weighted average shares outstanding:
Basic	39,783	39,405	38,643	37,861	37,307
Diluted	40,894	40,506	39,688	39,014	38,218

	Year Ended December 31,
	2014	2013	2012	2011	2010
OPERATING DATA
Unit vehicle sales −
New vehicles	27,459	19,931	18,427	15,540	7,680
Used vehicles	7,893	6,405	4,744	4,649	3,461
Total unit vehicles sales	35,352	26,336	23,171	20,189	11,141
Truck lease and rental units (including units under contract maintenance and crane units)	8,073	6,315	5,359	4,000	3,809

	December 31,
	2014	2013	2012	2011	2010
	(in thousands)
BALANCE SHEET DATA
Working capital	$170,904	$224,261	$217,613	$189,214	$143,778
Inventories	1,024,104	802,220	690,953	649,626	321,933
Total assets	2,694,262	2,167,798	1,881,566	1,717,701	1,167,933

Floor plan notes payable	845,977	593,649	534,520	520,693	237,810
Long-term debt, including current portion	578,254	482,781	399,664	328,287	252,129
Capital lease obligations, including current portion	57,250	45,467	49,973	45,554	42,202
Total shareholders’ equity	764,339	665,381	607,946	531,234	464,919

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a full-service, integrated retailer of commercial vehicles and related services. We operate one segment - the Truck Segment. The Truck Segment operates a regional network of commercial vehicle dealerships under the name “Rush Truck Centers.” Rush Truck Centers primarily sell commercial vehicles manufactured by Peterbilt, International, Hino, Ford, Isuzu, Mitsubishi Fuso, IC Bus or Blue Bird. Through our strategically located network of Rush Truck Centers, we provide one-stop service for the needs of our commercial vehicle customers, including retail sales of new and used commercial vehicles, aftermarket parts sales, service and repair facilities, financing, leasing and rental, and insurance products.

We continue to work to position ourselves as a service solutions provider to the commercial vehicle industry by implementing our growth strategy to expand our portfolio of aftermarket services, broadening the diversity of our commercial vehicle product offerings and extending our network of service points across the United States. Our commitment to provide innovative solutions to service our customers’ business needs continues to drive our strong parts, service and body shop (collectively, “Aftermarket Services”) revenues.

Our Aftermarket Services include a wide range of capabilities and products such as a fleet of mobile service units, mobile technicians who staff customers’ facilities, a proprietary line of commercial vehicle parts and accessories, diagnostic and analysis capabilities, factory-certified service for alternative fuel vehicles and assembly service for specialized bodies and equipment. As a result of our efforts to expand our Aftermarket Services, Aftermarket Services accounted for 62.6% of our total gross profits in 2014.

2014 Highlights

The following are the more significant developments in the our business during the year ended December 31, 2014:

●	Our gross revenues totaled $4,727.4 million in 2014, a 39.7% increase from gross revenues of $3,384.7 million in 2013.

●	Gross profit increased $184.0 million, or 32.2%, in 2014, compared to 2013. Gross profit as a percentage of sales decreased to 16.0% in 2014 from 16.9% in 2013.

●	Our Class 8 heavy-duty sales, which accounted for 7.1% of the total U.S. market, increased 65.9% over 2013.

●	Our Class 4-7 medium-duty sales, which accounted for 4.9% of the total U.S. market, increased 17.5% over 2013. Light-duty truck sales decreased 12% compared to 2013.

●	Aftermarket Service revenues were $1,315.7 million in 2014, compared to $988.3 million in 2013.

●

Selling, General and Administrative expenses increased $123.3 million, or 27.4%, in 2014, compared to 2013. The increase is due primarily to the full year effect of acquisitions that occurred in the first quarter of 2014 and the third and fourth quarters of 2013.

●

We continued the implementation of our new business system in our dealerships and expect to complete the implementation during the second quarter of 2015, nearly 15 months ahead of our previously estimated completion date.

We also completed the following growth initiatives:

●

On December 8, 2014, we acquired certain assets of North Florida Truck Parts, Inc. which included a commercial parts and service facility in Lake City, Florida. The Lake City location is operating as a full-service Rush Truck Center and offers commercial vehicles manufactured by Peterbilt.

●	On November 3, 2014, we acquired certain assets of House of Trucks, Inc., which included used commercial vehicle facilities in Willowbrook and Wilmington, Illinois.

●

In September 2014, we relocated our light- and medium-duty dealership in Orlando, Florida to a newly constructed facility. The new location features an expanded showroom and state-of-the-art service bays.

●

On July 1, 2014, we acquired certain assets of Truck Parts Depot, Inc. which included a commercial parts and service facility in Gainesville, Georgia. The Gainesville location is operating as a full-service Rush Truck Center and offers commercial vehicles manufactured by International.

●

On June 25, 2014, a joint venture was established to further expand our used commercial vehicle sales network. As a result, we own 50% of CCTTS, which has multiple locations in California that sell used trucks.

●

In May 2014, we announced an agreement with 3M to pursue the design, manufacture and installation of a portfolio of CNG fuel systems for use in Class 6 through 8 vehicles. In 2015, we plan to begin manufacturing CNG fuel systems utilizing 3M’s CNG tanks.

●

On February 4, 2014, the Company announced its Board of Directors had approved a stock repurchase program authorizing the Company to repurchase, from time to time, up to an aggregate of $40.0 million of its shares of Class A Common Stock and/or Class B Common Stock. Repurchases were made at times and in amounts as the Company deemed appropriate and were made through open market transactions, privately negotiated transactions and other lawful means. The manner, timing and amount of any repurchases were determined by the Company based on an evaluation of market conditions, stock price and other factors. While the stock repurchase program did not obligate the Company to acquire any particular amount or class of common stock, the Company repurchased shares of its Class B Common Stock. The Company repurchased approximately $11.7 million of Class B Common Stock during 2014 under the stock repurchase program.

●

In January 2014, we acquired certain assets of CIT, Inc., which did business as Chicago International Trucks, Mcgrenho L.L.C., which did business as Indy Truck Sales, and Indiana Mack Leasing, LLC; and the membership interests of Idealease of Chicago, LLC. The acquisition included International commercial vehicle dealerships and Idealease commercial vehicle rental and leasing businesses in Carol Stream, Chicago, Grayslake, Huntley, Joliet, Kankakee and Ottawa, Illinois, and Brazil, Gary and Indianapolis, Indiana.

Recent Events

●

On February 9, 2015, we completed the acquisition of certain assets of Effingham Truck Sales, Inc., which included International commercial vehicle dealerships and Idealease commercial vehicle rental and leasing business in Effingham and Mount Vernon, Illinois.

2015 Outlook

We expect demand for Class 8 trucks will remain strong during 2015 as freight activity is expected to remain strong in most sectors. We also expect our Aftermarket Services revenue to remain strong during 2015 with continued demand for maintenance and repair of aging vehicles. However, the recent drop in oil prices will significantly decrease demand for commercial vehicles and Aftermarket Services from our customers in the oil and gas exploration and production industry, which have represented a significant portion of our revenue in recent years. We expect Class 4-7 new truck sales will remain strong in 2015 as medium-duty fleets upgrade to new equipment, and longer lead times from Class 4 through 7 OEMs drive the need for ready-to-roll inventory.

According to A.C.T. Research Co., LLC (“A.C.T. Research”), a truck industry data and forecasting service provider, U. S. Class 8 retail sales are estimated to reach 263,500 units in 2015, a 17.6% increase over 2014. U. S. Class 4-7 retail sales are estimated to reach 206,500 units, up 3.4% over 2014.

We remain focused on positioning our Company for long-term success, while continuing to deliver strong and consistent financial results. Industry experts believe that the primary drivers for growth in the U.S. commercial vehicle industry during 2015 will be low interest rates, rising consumer confidence and good credit availability.

Key Performance Indicator

Absorption Ratio. Management uses several performance metrics to evaluate the performance of its commercial vehicle dealerships, and considers Rush Truck Centers’ “absorption ratio” to be of critical importance. Absorption ratio is calculated by dividing the gross profit from the parts, service and body shop departments by the overhead expenses of all of a dealership’s departments, except for the selling expenses of the new and used commercial vehicle departments and carrying costs of new and used commercial vehicle inventory. When 100% absorption is achieved, all of the gross profit from the sale of a commercial vehicle, after sales commissions and inventory carrying costs, directly impacts operating profit. In 1999, our commercial vehicle dealerships’ absorption ratio was approximately 80%. We have made a concerted effort to increase our absorption ratio since 1999. Our commercial vehicle dealerships achieved a 117.8% absorption ratio for the year in 2014 and 114.0% absorption ratio for the year in 2013.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates. We believe the following accounting policies, which are also described in Note 2 of the Notes to the Consolidated Financial Statements, affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Inventories

Inventories are stated at the lower of cost or market value. Cost is determined by specific identification of new and used commercial vehicles inventory and by the first-in, first-out method for tires, parts and accessories. As the market value of our inventory typically declines over time, reserves are established based on historical loss experience and market trends. These reserves are charged to cost of sales and reduce the carrying value of our inventory on hand. An allowance is provided when it is anticipated that cost will exceed net realizable value less a reasonable profit margin.

Goodwill

Goodwill is tested for impairment by reporting unit utilizing a two-step process at least annually, or more frequently when events or changes in circumstances indicate that the asset might be impaired. The first step requires us to compare the fair value of the reporting unit, which is the same as the segment, to the respective carrying value. We consider our Truck Segment to be a reporting unit for purposes of this analysis. If the fair value of the reporting unit exceeds its carrying value, the goodwill is not considered impaired. If the carrying value is greater than the fair value, there is an indication that impairment may exist and a second step is required. In the second step of the analysis, the implied fair value of the goodwill is calculated as the excess of the fair value of a reporting unit over the fair values assigned to its assets and liabilities. If the implied fair value of goodwill is less than the carrying value of the reporting unit’s goodwill, the difference is recognized as an impairment loss.

We determine the fair value of our reporting unit using the discounted cash flow method. The discounted cash flow method uses various assumptions and estimates regarding revenue growth rates, future gross margins, future selling, general and administrative expenses and an estimated weighted average cost of capital. The analysis is based upon available information regarding expected future cash flows of each reporting unit discounted at rates consistent with the cost of capital specific to the reporting unit. This type of analysis contains uncertainties because it requires us to make assumptions and to apply judgment regarding our knowledge of our industry, information provided by industry analysts, and our current business strategy in light of present industry and economic conditions. If any of these assumptions change, or fail to materialize, the resulting decline in our estimated fair value could result in a material impairment charge to the goodwill associated with the reporting unit.

We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we used to test for impairment losses on goodwill. However, if actual results are not consistent with our estimates or assumptions, or certain events occur that might adversely affect the reported value of goodwill in the future, we may be exposed to an impairment charge that could be material. Such events may include, but are not limited to, strategic decisions made in response to economic and competitive conditions or the impact of the current economic environment.

Goodwill was tested for impairment during the fourth quarter of 2014 and no impairment was required. The fair value of our reporting unit exceeded the carrying value of its net assets. As a result, we were not required to conduct the second step of the impairment test. We do not believe our reporting unit is at risk of failing step one of the impairment test.

Insurance Accruals

We are partially self-insured for a portion of the claims related to our property and casualty insurance programs, requiring it to make estimates regarding expected losses to be incurred. We engage a third-party administrator to assess any open claims and we adjust our accrual accordingly on a periodic basis. We are also partially self-insured for a portion of the claims related to our workers’ compensation and medical insurance programs. We use actuarial information provided from third-party administrators to calculate an accrual for claims incurred, but not reported, and for the remaining portion of claims that have been reported.

Changes in the frequency, severity, and development of existing claims could influence our reserve for claims and financial position, results of operations and cash flows. We do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions we used to calculate our self-insured liabilities. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to losses or gains that could be material. A 10% change in our estimate would have changed our reserve for these losses at December 31, 2014 by $1.1 million.

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

Our income tax returns are periodically audited by tax authorities. These audits include questions regarding our tax filing positions, including the timing and amount of deductions. In evaluating the exposures associated with our various tax filing positions, we adjust our liability for unrecognized tax benefits and income tax provision in the period in which an uncertain tax position is effectively settled, the statute of limitations expires for the relevant taxing authority to examine the tax position, or when more information becomes available.

Our liability for unrecognized tax benefits contains uncertainties because management is required to make assumptions and to apply judgment to estimate the exposures associated with our various filing positions. Our effective income tax rate is also affected by changes in tax law, the level of earnings and the results of tax audits. Although we believe that the judgments and estimates are reasonable, actual results could differ, and we may be exposed to losses or gains that could be material. An unfavorable tax settlement generally would require use of our cash and result in an increase in our effective income tax rate in the period of resolution. A favorable tax settlement would be recognized as a reduction in our effective income tax rate in the period of resolution. Our income tax expense includes the impact of reserve provisions and changes to reserves that it considers appropriate, as well as related interest.

Derivative Instruments and Hedging Activities

We utilize derivative financial instruments to manage our interest rate risk. The types of risks hedged are those relating to the variability of cash flows and changes in the fair value of our financial instruments caused by movements in interest rates. We assess hedge effectiveness at the inception and during the term of each hedge. Derivatives are reported at fair value on the accompanying Consolidated Balance Sheets.

The effective portion of the gain or loss on our cash flow hedges are reported as a component of accumulated other comprehensive loss. Hedge effectiveness will be assessed quarterly by comparing the changes in cumulative gain or loss from the interest rate swap with the cumulative changes in the present value of the expected future cash flows of the interest rate swap that are attributable to changes in the LIBOR rate. If the interest rate swaps become ineffective, portions of these interest rate swaps would be reported as a component of interest expense in the accompanying Consolidated Statements of Income.

New Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update that amends the accounting guidance on revenue recognition. The amendments in this accounting standard update are intended to provide a more robust framework for addressing revenue issues, improve comparability of revenue recognition practices, and improve disclosure requirements. The amendments in this accounting standard update are effective for interim and annual reporting periods beginning after December 15, 2016, and should be applied using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting the standard recognized at the date of adoption (which requires additional footnote disclosures). Early adoption is not permitted. We are currently evaluating the method of adoption and the impact of the provisions of the accounting standard update.

Results of Operations

The following discussion and analysis includes our historical results of operations for 2014, 2013 and 2012. The following table sets forth for the years indicated certain financial data as a percentage of total revenues:

	Year Ended December 31,
	2014	2013	2012

New and used commercial vehicle sales	67.6%	66.2%	69.6%
Parts and service sales	27.8	29.2	26.5
Lease and rental	3.8	3.8	3.2
Finance and insurance	0.4	0.5	0.4
Other	0.4	0.3	0.3
Total revenues	100.0	100.0	100.0

Cost of products sold	84.0	83.1	83.8
Gross profit	16.0	16.9	16.2

Selling, general and administrative	12.1	13.3	11.7
Depreciation and amortization	0.9	0.9	0.8
Operating income	3.0	2.7	3.7
Interest expense, net	0.2	0.3	0.4
Income from continuing operations before income taxes	2.8	2.4	3.3
Provision for income taxes	1.1	0.9	1.3
Net income	1.7%	1.5%	2.0%

The following table sets forth the unit sales and revenue for new heavy-duty, new medium-duty, new light-duty and used commercial vehicles and the absorption ratio for the years indicated (revenue in millions):

				% Change
	2014	2013	2012	2014 vs 2013	2013 vs 2012
Vehicle unit sales:
New heavy-duty vehicles	15,833	9,545	9,925	65.9%	-3.8%
New medium-duty vehicles	9,922	8,441	7,126	17.5%	18.5%
New light-duty vehicles	1,704	1,945	1,376	-12.4%	41.4%
Total new vehicle unit sales	27,459	19,931	18,427	37.8%	8.2%

Used vehicles sales	7,893	6,405	4,744	23.2%	35.0%

Vehicle revenue:
New heavy-duty vehicles	$2,087.4	$1,304.9	$1,410.3	60.0%	-7.5%
New medium-duty vehicles	708.9	604.9	479.5	17.2%	26.2%
New light-duty vehicles	58.2	63.2	45.4	-7.9%	39.2%
Total new vehicle revenue	$2,854.5	$1,973.0	$1,935.2	44.7%	2.0%

Used vehicle revenue	$327.7	$252.4	$197.6	29.8%	27.7%

Other vehicle revenue:(1)	$13.7	$14.4	$16.5	-4.9%	-12.7%

Dealership absorption ratio:	117.8%	114.0%	115.9%	3.3%	-1.6%

(1) Includes sales of truck bodies, trailers and other new equipment

The following table sets forth for the periods indicated the percent of gross profit by revenue source:

	2014	2013	2012
Gross Profit:
New and used commercial vehicle sales	29.1%	27.3%	28.7%
Parts and service sales	62.6	64.4	63.4
Lease and rental	3.3	3.6	3.2
Finance and insurance	2.6	2.7	2.7
Other	2.4	2.0	2.0
Total gross profit	100.0%	100.0%	100.0%

Industry

We operate in the commercial vehicle market. There has historically been a high correlation between new product sales in the commercial vehicle market and the rate of change in U.S. industrial production and the U.S. gross domestic product.

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

Typically, Class 8 trucks are assembled by manufacturers utilizing certain components that may be manufactured by other companies, including engines, transmissions, axles, wheels and other components. As commercial vehicles and certain commercial vehicle components have become increasingly complex, the ability to provide state-of-the-art service for commercial vehicles has become a competitive factor in the industry. The ability to provide such service requires a significant capital investment in diagnostic and other equipment, parts inventory and highly trained service personnel. EPA and DOT regulatory guidelines for service processes, including body shop, paint work and waste disposal, require sophisticated operating and testing equipment to ensure compliance with environmental and safety standards. Differentiation between commercial vehicle dealers has become less dependent on price competition and is increasingly based on a dealer’s ability to offer a wide variety of services to their clients in a timely manner to minimize vehicle downtime. Such services include the following: efficient, conveniently located and easily accessible commercial vehicle service centers with an adequate supply of replacement parts; financing for commercial vehicle purchases; leasing and rental programs; and the ability to accept multiple unit trade-ins related to large fleet purchases. We believe our one-stop center concept and the size and geographic diversity of our dealer network gives us a competitive advantage in providing these services.

A.C.T. Research currently estimates approximately 263,500 new Class 8 trucks will be sold in the United States in 2015, compared to approximately 224,000 new Class 8 trucks sold in 2014. A.C.T. Research currently forecasts sales of new Class 8 trucks in the U.S. to be approximately 242,000 in 2016.

Medium-Duty Truck Market

Many of our Rush Truck Centers sell medium-duty commercial vehicles manufactured by Peterbilt, International, Hino, Ford, Mitsubishi Fuso or Isuzu, and all of our Rush Truck Centers provide parts and service for medium-duty commercial vehicles. Medium-duty commercial vehicles are principally used in short-haul, local markets as delivery vehicles. Medium-duty commercial vehicles typically operate locally and generally do not leave their service areas overnight. We also sell light-duty vehicles (Class 3 and under) at five of our Ford dealerships.

A.C.T. Research currently forecasts sales of new Class 4 through 7 commercial vehicles in the U.S. to be approximately 206,500 in 2015, compared to 200,000 in 2014. A.C.T. Research currently forecasts sales of new Class 4 through 7 commercial vehicles in the U.S. to be approximately 214,000 in 2016.

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Revenues

Revenues increased $1,342.7 million, or 39.7%, in 2014, compared to 2013.

Our Aftermarket Services revenues increased $327.4 million, or 33.1%, in 2014, compared to 2013. This increase was primarily the result of acquisitions that occurred since the second half of 2013. We expect parts, service and body shop sales to continue to remain strong through 2015 and remain focused on expanding aftermarket product and service offerings.

Revenues from sales of new and used commercial vehicles increased $956.0 million, or 42.7%, in 2014, compared to 2013.

We sold 15,833 heavy-duty trucks in 2014, a 65.9% increase compared to 9,545 heavy-duty trucks in 2013. This increase was primarily the result of acquisitions that occurred since the second half of 2013 and continued replacement of aging commercial vehicles. According to A.C.T. Research, the U.S. Class 8 truck market increased 19.4% in 2014, compared to 2013. Our share of the U.S. Class 8 truck sales market increased to approximately 7.1% in 2014, from 5.1% in 2013. We expect our market share to range between 6.0% and 7.0% of the U.S. Class 8 truck sales in 2015. This market share percentage would result in the sale of approximately 15,800 to 18,400 of Class 8 trucks in 2015 based on A.C.T. Research’s current U.S. retail sales estimate of 263,500 units.

We sold 9,922 medium-duty commercial vehicles, including 1,504 buses, in 2014, a 17.5% increase compared to 8,441 medium-duty commercial vehicles, including 1,413 buses, in 2013. A.C.T. Research estimates that unit sales of Class 4 through 7 commercial vehicles in the U.S. increased approximately 12.2% in 2014, compared to 2013. In 2014, we achieved a 4.9% share of the Class 4 through 7 commercial vehicle sales market in the U.S. We expect our market share to range between 5.0% and 5.5% of the U.S. Class 4 through 7 commercial vehicle sales in 2015. This market share percentage would result in the sale of approximately 10,300 to 11,300 of Class 4 through 7 commercial vehicles in 2015 based on A.C.T. Research’s current U.S. retail sales estimates of 206,500 units.

We sold 1,704 light-duty vehicles in 2014, a 12.4% decrease compared to 1,945 light-duty vehicles in 2013. We expect to sell approximately 2,000 light-duty vehicles in 2015.

We sold 7,893 used commercial vehicles in 2014, a 23.2% increase compared to 6,405 used commercial vehicles in 2013. The increase in sales of used commercial vehicles is primarily due to acquisitions since the second half of 2013, and strong demand for used trucks. We expect to sell approximately 8,500 to 9,500 used commercial vehicles in 2015. The volume of used commercial vehicle sales will be largely dependent upon our ability to acquire quality used commercial vehicles and maintain an adequate used commercial vehicle inventory throughout 2015.

Truck lease and rental revenues increased $47.9 million, or 37.0%, in 2014, compared to 2013. The increase in lease and rental revenue is primarily due to acquisitions since the second half of 2013. We expect lease and rental revenue to increase 15% to 20% during 2015, compared to 2014.

Finance and insurance revenues increased $4.7 million, or 30.5%, in 2014, compared to 2013. The increase in finance and insurance revenue is primarily a result of the increase in finance penetration rates and increased activity in our insurance business. We expect finance and insurance revenue to fluctuate proportionately with our new and used commercial vehicle sales in 2015. Finance and insurance revenues have limited direct costs and, therefore, contribute a disproportionate share of our operating profits.

Other income increased $6.7 million, or 57.5% in 2014, compared to 2013. Other income consists primarily of the gain on sale realized on trucks from the lease and rental fleet, document fees related to commercial vehicle sales and income from CCTTS, our joint venture.

Gross Profit

Gross profit increased $184.0 million, or 32.2%, in 2014, compared to 2013. Gross profit as a percentage of sales decreased to 16.0% in 2014, from 16.9% in 2013. This decrease in gross profit as a percentage of sales is a result of a change in our product sales mix. Commercial vehicle sales, a lower margin revenue item, increased as a percentage of total revenues to 67.6% in 2014, from 66.2% in 2013. Aftermarket Services revenues, a higher margin revenue item, decreased as a percentage of total revenues to 27.8% in 2014, from 29.2% in 2013.

Gross margins from our Aftermarket Services operations decreased to 36.0% in 2014, from 37.3% in 2013. Gross profit for the parts, service and body shop departments increased to $473.3 million in 2014, from $368.3 million in 2013. Historically, parts operations gross margins range from 27% to 28% and service and body shop operations range from 67% to 68%. Gross profits from parts sales represented 55% of total gross profit for Aftermarket Services operations in 2014 and 2013. Service and body shop operations represented 45% of total gross profit for Aftermarket Services operations in 2014 and 2013. We expect blended gross margins on Aftermarket Services operations to range from 35.0% to 36.0% in 2015.

Gross margins on Class 8 truck sales increased to 7.1% in 2014, from 6.8% in 2013. In 2015, we expect overall gross margins from Class 8 truck sales of approximately 6.5% to 7.0%. We recorded a charge to cost of sales of $3.5 million to increase our new heavy-duty truck valuation allowance in 2014, compared to $3.9 million in 2013.

Gross margins on medium-duty commercial vehicle sales increased to 5.6% in 2014, from 5.2% in 2013. It is difficult to accurately forecast gross margins on medium-duty commercial vehicles because gross margins vary significantly depending upon the mix of fleet and non-fleet purchasers and types of medium-duty commercial vehicles sold. For 2015, we expect overall gross margins from medium-duty commercial vehicle sales of approximately 5.0% to 5.5%, but this will largely depend upon the mix of purchasers and types of vehicles sold. We recorded a charge to cost of sales of $3.9 million to increase our new medium-duty commercial vehicle valuation allowance in 2014, compared to $3.7 million in 2013.

Gross margins on used commercial vehicle sales decreased to 9.0% in 2014, from 9.2% in 2013. We expect margins on used commercial vehicles to range between 8.0% and 10.0% during 2015 depending upon general economic conditions and the availability of quality used vehicles. We recorded a charge to cost of sales of $9.7 million to increase our used commercial vehicle valuation allowance in 2014, compared to $5.3 million in 2013.

Gross margins from truck lease and rental sales decreased to 13.9% in 2014, from 15.7% in 2013. We expect gross margins from lease and rental sales of approximately 14.5% to 16.5% during 2015, as we expect to continue to grow our lease and rental fleet. Our policy is to depreciate our lease and rental fleet using a straight line method over each customer’s contractual lease term. The lease unit is depreciated to a residual value that approximates fair value at the expiration of the lease term. This policy results in the Company realizing reasonable gross margins while the unit is in service and a corresponding gain or loss on sale when the unit is sold at the end of the lease term.

Finance and insurance revenues and other income, as described above, have limited direct costs and, therefore, contribute a disproportionate share of gross profit.

Selling, General and Administrative Expenses

Selling, General and Administrative (“SG&A”) expenses increased $123.3 million, or 27.4%, in 2014, compared to 2013. This increase is primarily due to acquisitions that have occurred since the second half of 2013. SG&A expenses as a percentage of total revenues decreased to 12.1% in 2014, from 13.3% in 2013. SG&A expenses as a percentage of total revenues have historically ranged from 10.0% to 15.0%. In general, when new and used commercial vehicle revenues decrease as a percentage of total revenues, SG&A expenses as a percentage of total revenues will be at, or exceed, the higher end of this range. For 2015, we expect SG&A expenses as a percentage of total revenues to range from 12.0% to 14.0% and the selling portion of SG&A expenses to be approximately 25% to 30% of new and used commercial vehicle gross profit. In 2015, we expect the general and administrative portion of SG&A expenses to increase by approximately 5.0% to 10.0%.

Depreciation and Amortization Expense

Depreciation and amortization expense increased $10.9 million, or 36.3%, in 2014 compared to 2013. This increase is primarily due to acquisitions that occurred in 2013 and the construction of new dealerships and dealership expansions. In addition, in 2014 we initiated a plan to sell our corporate aircraft and determined that the carrying value of the corporate aircraft was no longer recoverable. We recognized a $3.4 million in pre-tax non-cash asset impairment charge during the year ended December 31, 2014. The impairment loss is included in depreciation and amortization expense on the Consolidated Statements of Income.

Interest Expense, Net

Net interest expense increased $500,000, or 4.7%, in 2014, compared to 2013. Net interest expense in 2015 will depend on inventory levels and the amount of cash available to make prepayments on the GE Capital Agreement.

Income before Income Taxes

Income before income taxes increased $49.5 million in 2014, compared to 2013, as a result of the factors described above.

Income Taxes

Income taxes increased $18.7 million in 2014, compared to 2013. We provided for taxes at a 38.75% effective rate in 2014 compared to an effective rate of 39.3% in 2013. We expect our effective tax rate to be approximately 38% to 39% of pretax income in 2015.

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

Revenues

Revenues increased $294.1 million, or 9.5%, in 2013, compared to 2012.

Our Aftermarket Services revenues increased $171.0 million, or 20.9%, in 2013, compared to 2012. This increase was primarily the result of acquisitions that occurred on December 31, 2012, and throughout 2013.

Revenues from sales of new and used commercial vehicles increased $90.5 million, or 4.2%, in 2013, compared to 2012.

We sold 9,545 heavy-duty trucks in 2013, a 3.8% decrease compared to 9,925 heavy-duty trucks in 2012. According to A.C.T. Research, the U.S. Class 8 truck market decreased 5.6% in 2013, compared to 2012. Our share of the U.S. Class 8 truck sales market increased to approximately 5.1% in 2013, from 5.0% in 2012.

We sold 8,441 medium-duty commercial vehicles, including 1,413 buses, in 2013, an 18.5% increase compared to 7,126 medium-duty commercial vehicles, including 597 buses, in 2012. A.C.T. Research estimated that unit sales of Class 4 through 7 commercial vehicles in the U.S. increased approximately 9.0% in 2013, compared to 2012. In 2013, we achieved a 4.7% share of the Class 4 through 7 commercial vehicle sales market in the U.S.

We sold 1,945 light-duty vehicles in 2013, a 41.4% increase compared to 1,376 light-duty vehicles in 2012.

We sold 6,405 used commercial vehicles in 2013, a 35.0% increase compared to 4,744 used commercial vehicles in 2012. The increase in used commercial vehicle revenue was primarily due to acquisitions that occurred on December 31, 2012, and throughout 2013, and strong demand for used trucks.

Truck lease and rental revenues increased $29.4 million, or 29.3%, in 2013, compared to 2012. The increase in lease and rental revenue was primarily due to acquisitions that occurred on December 31, 2012 and throughout 2013.

Finance and insurance revenues increased $1.7 million, or 12.3%, in 2013, compared to 2012. The increase in finance and insurance revenues was primarily a result of the increase in finance penetration rates and increased activity in our insurance business.

Other income increased $1.5 million, or 15.1% in 2013, compared to 2012.

Gross Profit

Gross profit increased $71.2 million, or 14.2%, in 2013, compared to 2012. Gross profit as a percentage of sales increased to 16.9% in 2013, from 16.2% in 2012. This increase in gross profit as a percentage of sales was a result of a change in our product sales mix. Commercial vehicle sales, a lower margin revenue item, decreased as a percentage of total revenues to 66.2% in 2013, from 69.5% in 2012. Aftermarket Services revenues, a higher margin revenue item, increased as a percentage of total revenues to 29.2% in 2013, from 26.4% in 2012.

Gross margins from our Aftermarket Services operations decreased to 37.3% in 2013, from 38.8% in 2012. Gross profit for the Aftermarket Services departments increased to $368.3 million in 2013, from $317.4 million in 2012. Gross profits from parts sales represented 55% of total gross profit for Aftermarket Services operations in 2013, compared to 53% in 2012. Service and body shop operations represented 45% of total gross profit for Aftermarket Services operations in 2013, compared to 47% in 2012.

Gross margins on Class 8 truck sales decreased to 6.8% in 2013, from 6.9% in 2012. We recorded a charge to cost of sales of $3.9 million to increase our new heavy-duty truck valuation allowance in 2013, compared to $3.3 million in 2012.

Gross margins on medium-duty commercial vehicle sales increased to 5.2% in 2013, from 4.6% in 2012. We recorded a charge to cost of sales of $3.7 million to increase our new medium-duty commercial vehicle valuation allowance in 2013, compared to $3.9 million in 2012.

Gross margins on used commercial vehicle sales increased to 9.2% in 2013, from 8.3% in 2012. We recorded a charge to cost of sales of $5.3 million to increase our used commercial vehicle valuation allowance in 2013, compared to $5.7 million in 2012.

Gross margins from truck lease and rental sales decreased to 15.7% in 2013, from approximately 16.0% in 2012.

Selling, General and Administrative Expenses

SG&A expenses increased $88.6 million, or 24.5%, in 2013, compared to 2012. This increase was partially due to the execution of the Retirement and Transition Agreement with the Company’s former Chairman, W. Marvin Rush, which resulted in the recognition of $10.8 million in retirement pay and benefits during the second quarter of 2013. SG&A expenses as a percentage of total revenues increased to 13.3% in 2013, from 11.7% in 2012. SG&A expenses as a percentage of total revenues have historically ranged from 10.0% to 15.0%. In general, when new and used commercial vehicle revenues decrease as a percentage of total revenues, SG&A expenses as a percentage of total revenues will be at, or exceed, the higher end of this range.

Depreciation and Amortization Expense

Depreciation and amortization expense increased $4.9 million, or 19.6%, in 2013 compared to 2012. This increase was primarily due to acquisitions that occurred in 2012 and 2013, the construction of new dealerships and dealership expansions.

Interest Expense, Net

Net interest expense decreased $2.3 million, or 17.9%, in 2013, compared to 2012. The decrease in net interest expense compared to 2012 is primarily due to the decrease of the GE Credit Agreement interest rate.

Income before Income Taxes

Income before income taxes decreased $20.1 million in 2013, compared to 2012, as a result of the factors described above.

Income Taxes

Income taxes decreased $6.9 million in 2013, compared to 2012. We provided for taxes at a 39.3% effective rate in 2013 compared to an effective rate of 38.3% in 2012.

Liquidity and Capital Resources

Our short-term cash requirements are primarily for working capital, inventory financing, the improvement and expansion of existing facilities and the construction or purchase of new facilities. Historically, these cash requirements have been met through the retention of profits, borrowings under our floor plan financing arrangements and bank financings. As of December 31, 2014, we had working capital of approximately $170.9 million, including $191.5 million in cash available to fund our operations. We believe that these funds are sufficient to meet our operating requirements for at least the next twelve months. From time to time, we utilize our excess cash on hand to pay down our outstanding borrowings under the GE Credit Agreement, and the resulting interest earned is recognized as an offset to our gross interest expense under the GE Credit Agreement.

We have a secured line of credit that provides for a maximum borrowing of $17.5 million. There were no advances outstanding under this secured line of credit at December 31, 2014, however, $15.3 million was pledged to secure various letters of credit related to self-insurance products, leaving $2.2 million available for future borrowings as of December 31, 2014.

Our long-term debt agreements and floor plan financing arrangements require us to satisfy various financial ratios such as the debt-to-worth ratio, leverage ratio and the fixed charge coverage ratio and certain requirements for tangible net worth and GAAP net worth. On December 31, 2014, we were in compliance with all of our debt covenants except with respect to the leverage ratio requirement in the GE Credit Agreement and the Wells Fargo Equipment Finance, Inc. loan agreement and we received waivers of noncompliance from each of these lenders. As of December 31, 2014, we had obligations under the GE Credit Agreement in the amount of $677.8 million and the Wells Fargo Equipment Finance, Inc. loan agreement in the amount of $82.7 million. Pursuant to the terms of such agreements, we are required to have a leverage ratio of 2.50:1 as of the end of each fiscal quarter. As of December 31, 2014, our leverage ratio was 2.52:1. The noncompliance was primarily the result of inventories being at a higher level due to industry forecasted demand and not due to any existing financial problems that were materially affecting our business. As a condition of the waivers, we are required to be back in compliance with the leverage ratio as of March 31, 2015, and for each quarter thereafter. We do not anticipate the breach of any of our debt covenants, including the leverage ratio covenant, in the foreseeable future.

We expect to purchase or lease trucks worth approximately $200.0 million for our leasing operations during 2015, depending on customer demand, all of which will be financed. We also expect to make capital expenditures for recurring items such as computers, shop tools and equipment and vehicles of approximately $18.0 million to $20.0 million during 2015.

We are currently under contracts to construct dealership facilities or remodel existing dealership facilities in San Antonio, Texas, at an estimated cost of $12.0 million, Odessa, Texas at an estimated cost of $10.9 million, Denver, Colorado at an estimated cost of $17.3 million, Cleveland, Ohio at an estimated cost of $8.4 million, and Cincinnati, Ohio at an estimated cost of $12.7 million and various other dealership facilities. These construction projects are estimated to continue through 2015.

We anticipate funding our capital expenditures relating to the improvement and expansion of existing facilities and recurring expenses through our operating cash flow. We expect to fund the construction or purchase of new facilities through either our operating cash flow or by financing 70% to 80% of the appraised value of such facility.

On January 29, 2015, the Company announced that its Board of Directors approved a new stock repurchase program authorizing the Company to repurchase, from time to time, up to an aggregate of $40.0 million shares of Class A Common Stock and/or Class B Common Stock. The stock repurchase program extends the previous $40 million stock repurchase program that was announced on February 4, 2014, and was set to expire on February 3, 2015. During 2014, the Company purchased approximately $11.7 million of its Class B Common Stock under the repurchase program. Repurchases will be made at times and in amounts as the Company deems appropriate and will be made through open market transactions, privately negotiated transactions and other lawful means. The manner, timing and amount of any repurchases will be determined by the Company based on an evaluation of market conditions, stock price and other factors. The current stock repurchase program expires on February 3, 2016, and may be suspended or discontinued at any time. While the stock repurchase program does not obligate the Company to acquire any particular amount or class of common stock, the Company anticipates that it will be repurchasing primarily shares of its Class B Common Stock.

We have no other material commitments for capital expenditures as of December 31, 2014, except that we will continue to purchase vehicles for our lease and rental division and authorize capital expenditures for improvement and expansion of our existing dealership facilities and construction or purchase of new facilities based on market opportunities.

Cash Flows

Cash and cash equivalents decreased by $25.8 million during the year ended December 31, 2014, and increased by $18.5 million during the year ended December 31, 2013. The major components of these changes are discussed below.

Cash Flows from Operating Activities

Cash flows from operating activities include net income adjusted for non-cash items and the effects of changes in working capital. During 2014, operating activities resulted in net cash provided by operations of $88.9 million. Net cash provided by operating activities primarily consisted of $80.0 million in net income, as well as non-cash adjustments related to depreciation and amortization of $126.5 million, deferred income taxes of $25.2 million, stock-based compensation of $11.3 million. Cash used in operating activities included an aggregate of $150.7 million net change in operating assets and liabilities. Included in the net change in operating assets and liabilities were cash inflows of $44.9 million from the net increase in floor plan, trade borrowings and $51.0 million provided by increases in accounts payable and accrued liabilities, which were offset by cash outflows of $151.9 million from increases in inventory, net of acquisitions, $67.7 million from an increase in accounts receivable, $13.8 million from a decrease in customer deposits and $13.2 million from an increase in other current assets. The majority of commercial vehicle inventory is financed through our floor plan credit agreements.

During 2013, operating activities resulted in net cash provided by operations of $173.5 million. Cash provided by operating activities primarily consisted of $49.2 million in net income, as well as non-cash adjustments related to depreciation and amortization of $93.5 million, deferred income taxes of $22.1 million, stock-based compensation of $8.6 million and a $2.6 million net change in operating assets and liabilities. Included in the net change in operating assets and liabilities were cash inflows of $13.0 million from the net increase in floor plan borrowings and $39.8 million provided by increases in accounts payable and accrued liabilities and $29.1 million provided by increases in customer deposits, which were offset by cash outflows of $67.2 million from increases in inventory, net of acquisitions, $10.4 million from an increase in accounts receivable, and $1.8 million from a decrease in other current assets.

In June 2012, we entered into a wholesale financing agreement with Ford Motor Credit Company that provides for the financing of, and is collateralized by, our Ford new vehicle inventory. This wholesale financing agreement bears interest at a rate of Prime plus 150 basis points minus certain incentives and rebates; however, the prime rate is defined to be a minimum of 3.75%. As of December 31, 2014, the interest rate on the wholesale financing agreement was 5.25% before considering the applicable incentives. As of December 31, 2014, we had an outstanding balance of $79.4 million under the Ford Motor Credit Company wholesale financing agreement.

Cash Flows from Investing Activities

During 2014, cash used in investing activities was $416.4 million. Cash flows used in investing activities consist primarily of cash used for capital expenditures and business acquisitions. Capital expenditures of $260.8 million consisted primarily of purchases of property and equipment and improvements to our existing dealership facilities. Property and equipment purchases during 2014 consisted of $167.6 million for additional units for the rental and leasing operations, which was directly offset by borrowings of long-term debt. Cash used for business acquisitions was $157.6 million during the year ended December 31, 2014. See Note 15 of the Notes to Consolidated Financial Statements for a detailed discussion of the business acquisitions. We expect to purchase or lease trucks worth approximately $200.0 million for our leasing operations in 2015, depending on customer demand, all of which will be financed. During 2015, we expect to make capital expenditures for recurring items such as computers, shop equipment and vehicles of $18.0 million to $20.0 million.

During 2013, cash used in investing activities was $269.7 million. Cash flows used in investing activities consist primarily of cash used for capital expenditures and business acquisitions. Capital expenditures of $191.6 million consisted of purchases of property and equipment and improvements to our existing dealership facilities. Property and equipment purchases during 2013 consisted of $140.1 million for additional units for the rental and leasing operations, which was directly offset by borrowings of long-term debt. Cash used in the business acquisition was $72.7 million during the year ended December 31, 2013. See Note 15 of the Notes to Consolidated Financial Statements for a detailed discussion of the business acquisition.

Cash Flows from Financing Activities

Cash flows provided by financing activities include borrowings and repayments of long-term debt and net payments of floor plan notes payable. During 2014, we generated $301.6 million in net cash flow from financing activities, primarily related to borrowings of $214.6 million of long-term debt, $207.5 million from net draws on floor plan notes payable, non-trade and $12.0 million from the issuance of shares related to equity compensation plans. These cash inflows were partially offset by cash outflows of $125.4 million used for principal repayments of long-term debt and capital lease obligations and $12.3 million used to purchase 449,152 shares of Rush Class B common stock during 2014. The borrowings of long-term debt were primarily related to purchasing units for the rental and leasing operations.

During 2013, we generated $114.7 million in net cash flow from financing activities, primarily related to borrowings of $171.2 million of long-term debt, $46.1 million from net draws on floor plan notes payable, non-trade and $9.3 million from the issuance of shares related to equity compensation plans. These cash inflows were partially offset by cash outflows of $101.6 million used for principal repayments of long-term debt and capital lease obligations and $12.9 million used to purchase 554,676 shares of Rush Class B common stock during 2013. The borrowings of long-term debt were primarily related to purchasing units for the rental and leasing operations.

Most of our commercial vehicle purchases are made on terms requiring payment to the manufacturer within 15 days or less from the date the commercial vehicles are invoiced from the factory. During 2014, we financed the majority of all new commercial vehicle inventory and the loan value of our used commercial vehicle inventory under the GE Credit Agreement. On July 11, 2013, we entered into the third amendment to the GE Credit Agreement. The amendment increased the aggregate loan commitment to $750.0 million. Borrowings under the GE Credit Agreement bear interest at an annual rate equal to the three month LIBOR rate, determined on the last day of the prior month, plus 2.03% and are payable monthly.  In addition, we are required to pay a monthly working capital fee equal to 0.35% per annum multiplied by the amount of voluntary prepayments of new and used inventory loans. Loans under the GE Credit Agreement for the purchase of used inventory are limited to $150.0 million. Pursuant to the third amendment, the GE Credit Agreement expires July 11, 2016, although GE Capital has the right to terminate the GE Credit Agreement at any time upon 120 days’ written notice. We may terminate the GE Credit Agreement at any time, although if we do so we must pay a prepayment processing fee of (i) $7,500,000 if it terminates on or prior to July 11, 2015 or (ii) $300,000 if it terminates thereafter, subject in each case to specified limited exceptions. On December 31, 2014, we had approximately $677.8 million outstanding under the GE Credit Agreement. The average daily outstanding borrowings under the GE Credit Agreement were $561.8 million during the year ended December 31, 2014. From time to time, we utilizes our excess cash on hand to pay down our outstanding borrowings under the GE Credit Agreement, and the resulting interest earned is recognized as an offset to our gross interest expense under the GE Credit Agreement.

Navistar Financial Corporation and Peterbilt offer trade terms that provide an interest-free inventory stocking period for certain new commercial vehicles.  If the commercial vehicle is not sold within the interest-free period, we then finances the commercial vehicle under the GE Credit Agreement.

Cyclicality

Our business is dependent on a number of factors relating to general economic conditions, including fuel prices, interest rate fluctuations, credit availability, economic recessions, environmental and other government regulations and customer business cycles. Unit sales of new commercial vehicles have historically been subject to substantial cyclical variation based on these general economic conditions. According to data published by A.C.T. Research, in recent years total U.S. retail sales of new Class 8 trucks have ranged from a low of approximately 97,000 in 2009, to a high of approximately 291,000 in 2006. Through geographic expansion, concentration on higher margin parts and service operations and diversification of our customer base, we have taken steps to reduce the negative impact of adverse general economic conditions or cyclical trends affecting the heavy-duty truck industry on our earnings.

Off-Balance Sheet Arrangements

Other than operating leases, we do not have any obligation under any transaction, agreement or other contractual arrangement to which an entity unconsolidated with the Company is a party, that has or is reasonably likely to have a material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors. A summary of our operating lease obligations by fiscal year is included in the “Contractual Obligations” section below.

Contractual Obligations

We have certain contractual obligations that will impact our short and long-term liquidity. At December 31, 2014, such obligations were as follows (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Long-term debt obligations (1)	$578,254	$149,065	$237,442	$144,572	$47,175
Capital lease obligations(2)	62,610	12,904	23,725	15,931	10,050
Operating lease obligations(3)	46,590	13,894	15,393	7,877	9,426
Floor plan debt obligation	845,977	845,977	−	−	−
Interest obligations (4)	71,106	38,071	23,315	8,800	920
Purchase obligations(5)	71,434	52,162	5,834	5,309	8,129
Total	$1,675,971	$1,112,073	$305,709	$182,489	$75,700

(1)        Refer to Note 8 of Notes to Consolidated Financial Statements.

(2)        Refer to Note 10 of Notes to Consolidated Financial Statements. Amounts include interest.

(3)        Refer to Note 10 of Notes to Consolidated Financial Statements.

(4)        In computing interest expense, we used our weighted average interest rate outstanding on fixed rate debt to estimate our interest expense on fixed rate debt. We used our weighted average variable interest rate on outstanding variable rate debt at December 31, 2014, and added 0.25 percent per year to estimate our interest expense on variable rate debt.

(5)        Purchase obligations represent non-cancelable contractual obligations at December 31, 2014 related to our construction contracts for facilities in San Antonio and Odessa, Texas, Cincinnati and Cleveland, Ohio, Denver, Colorado and various other dealership facilities and our contract with IBM for management services related to the SAP enterprise software and dealership management system implementation and SAP America, Inc. with respect to the software license agreement for the SAP enterprise software and dealership management system.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Market risk represents the risk of loss that may impact the financial position, results of operations, or cash flows of the Company due to adverse changes in financial market prices, including interest rate risk, and other relevant market rate or price risks.

We are exposed to some market risk through interest rates related to our floor plan financing agreements, variable rate real estate debt and discount rates related to finance sales. The majority of floor plan debt and variable rate real estate debt is based on LIBOR. As of December 31, 2014, we had floor plan borrowings and variable interest rate real estate debt of approximately $920.8 million. Assuming an increase or decrease in LIBOR of 100 basis points, annual interest expense could correspondingly increase or decrease by approximately $9.3 million.

We offer all customer financing opportunities to various finance providers. We receive all finance charges in excess of a negotiated discount rate from the finance providers in the month following the date of the financing. The negotiated discount rate is variable, thus subject to interest rate fluctuations. This interest rate risk is mitigated by our ability to pass discount rate increases to customers through higher financing rates.

We are exposed to some market risk through interest rate swaps on some of our variable interest rate real estate debt. As of December 31, 2014, we had interest rate swaps with a total notional amount of $20.9 million. The swaps were designed to provide a hedge against changes in interest rates on some of our variable interest rate real estate debt. The swaps are collateralized by the underlying real estate. These interest rate swaps qualify for cash flow hedge accounting treatment and are considered effective. For additional information about the effect of our derivative instruments on the accompanying consolidated financial statements, see Note 9 – Financial Instruments and Fair Value of the Notes to Consolidated Financial Statements.

We are also exposed to some market risk through interest rates related to the investment of our current cash and cash equivalents which totaled $191.5 million on December 31, 2014. These funds are generally invested in variable interest rate instruments in accordance with our investment policy. As such instruments mature and the funds are reinvested, we are exposed to changes in market interest rates. This risk is mitigated by management’s ongoing evaluation of the best investment rates available for current and noncurrent high quality investments. If market interest rates were to increase or decrease immediately and uniformly by 100 basis points, our annual interest income could correspondingly increase or decrease by approximately $1.9 million.

In the past, we invested in interest-bearing short-term investments consisting of investment-grade auction rate securities classified as available-for-sale. Auctions for investment grade securities held by us have failed. The auction rate securities continue to pay interest in accordance with the terms of the underlying security; however, liquidity will be limited until there is a successful auction or until such time as other markets for these investments develop. As of December 31, 2014, we hold auction rate securities, with underlying tax-exempt municipal bonds that mature in 2030, that have a fair value of $6.9 million. Given the current market conditions in the auction rate securities market, if we determine that the fair value of these securities temporarily decreases by an additional 10%, our equity could correspondingly decrease by approximately $700,000. If it is determined that the fair value of these securities is other-than-temporarily impaired by 10%, we could record a loss on our Consolidated Statements of Income of approximately $700,000. For further discussion of the risks related to our auction rate securities, see Note 9 – Financial Instruments and Fair Value of the Notes to Consolidated Financial Statements.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm	42

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting	77

Consolidated Balance Sheets as of December 31, 2014 and 2013	43

Consolidated Statements of Income for the Years Ended December 31, 2014, 2013 and 2012	44

Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2014, 2013 and 2012	45

Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2014, 2013 and 2012	46

Consolidated Statements of Cash Flows for the Years Ended December 31, 2014, 2013 and 2012	47

Notes to Consolidated Financial Statements	48

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of

Rush Enterprises, Inc.

We have audited the accompanying consolidated balance sheets of Rush Enterprises, Inc. and subsidiaries (“the Company”) as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Rush Enterprises, Inc. and subsidiaries at December 31, 2014 and 2013, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Rush Enterprises, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) and our report dated March 2, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Antonio, Texas

March 2, 2015

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Shares and Per Share Amounts)

	December 31,
	2014	2013

Assets
Current assets:
Cash and cash equivalents	$191,463	$217,305
Accounts receivable, net	170,027	103,293
Note receivable from affiliate	8,168	−
Inventories, net	1,024,104	802,220
Prepaid expenses and other	28,312	14,341
Asset held for sale	5,053	−
Deferred income taxes, net	18,387	16,277
Total current assets	1,445,514	1,153,436
Investments	6,905	6,628
Property and equipment, net	923,080	739,663
Goodwill, net	265,145	215,464
Other assets, net	53,618	52,607
Total assets	$2,694,262	$2,167,798

Liabilities and shareholders’ equity
Current liabilities:
Floor plan notes payable	$845,977	$593,649
Current maturities of long-term debt	149,065	97,243
Current maturities of capital lease obligations	11,231	10,268
Liabilities directly associated with asset held for sale	6,160	−
Trade accounts payable	124,555	100,375
Customer deposits	44,879	58,319
Accrued expenses	92,743	69,321
Total current liabilities	1,274,610	929,175

Long-term debt, net of current maturities	429,189	385,538
Capital lease obligations, net of current maturities	46,019	35,199
Other long-term liabilities	4,470	4,683
Deferred income taxes, net	175,635	147,822
Shareholders’ equity:
Preferred stock, par value $.01 per share; 1,000,000 shares authorized; 0 shares outstanding in 2014 and 2013	–	–
Common stock, par value $.01 per share; 60,000,000 Class A shares and 20,000,000 Class B shares authorized; 29,889,332 Class A shares and 9,999,122 Class B shares outstanding in 2014; and 28,910,505 Class A shares and 10,304,518 Class B shares outstanding in 2013	424	414
Additional paid-in capital	272,486	243,154
Treasury stock, at cost: 2,560,580 Class B shares	(41,904)	(30,821)
Retained earnings	533,793	453,836
Accumulated other comprehensive loss, net of tax	(460)	(1,202)
Total shareholders’ equity	764,339	665,381
Total liabilities and shareholders’ equity	$2,694,262	$2,167,798

The accompanying notes are an integral part of these consolidated financial statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Amounts)

	Year Ended December 31,
	2014	2013	2012

Revenues:
New and used commercial vehicle sales	$3,195,873	$2,239,847	$2,149,335
Parts and service sales	1,315,694	988,317	817,280
Lease and rental	177,561	129,638	100,247
Finance and insurance	19,988	15,320	13,638
Other	18,240	11,583	10,067
Total revenue	4,727,356	3,384,705	3,090,567

Cost of products sold:
New and used commercial vehicle sales	2,975,905	2,083,439	2,005,776
Parts and service sales	842,438	620,030	499,850
Lease and rental	152,967	109,222	84,174
Total cost of products sold	3,971,310	2,812,691	2,589,800

Gross profit	756,046	572,014	500,767
Selling, general and administrative	573,670	450,340	361,727
Depreciation and amortization	40,786	29,925	25,016
Gain on sale of assets	151	5	176
Operating income	141,741	91,754	114,200
Interest income (expense):
Interest income	239	41	21
Interest expense	(11,437)	(10,734)	(13,038)
Total interest expense, net	11,198	10,693	13,017

Income before taxes	130,543	81,061	101,183
Provision for income taxes	50,586	31,844	38,728

Net income	$79,957	$49,217	$62,455

Earnings per common share - Basic:
Net income	$2.01	$1.25	$1.62

Earnings per common share - Diluted:
Net income	$1.96	$1.22	$1.57

The accompanying notes are an integral part of these consolidated financial statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands)

	Year Ended December 31,
	2014	2013	2012

Net income	$79,957	$49,217	$62,455
Other comprehensive income before tax and net of reclassification adjustments:
Change in fair value of interest rate swaps	789	892	317
Change in fair value of available-for-sale securities	427	–	–
Other comprehensive income, before tax	1,216	892	317
Income tax expense related to components of other comprehensive income	474	338	124
Other comprehensive income, net of tax	742	554	193
Comprehensive income	$80,699	$49,771	$62,648

The accompanying notes are an integral part of these consolidated financial statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In Thousands)

	Common Stock						Accumulated
	Shares Outstanding		$0.01 Par	Additional Paid-In	Treasury	Retained	Other Comprehensive
	Class A	Class B	Value	Capital	Stock	Earnings	Loss	Total

Balance, December 31, 2011	27,406	10,777	$398	$208,569	$(17,948)	$342,164	$(1,949)	$531,234

Stock options exercised and stock awards (including tax benefit of $1,668)	439	15	4	5,722				5,726
Stock-based compensation related to stock options, restricted shares and employee stock purchase plan				7,332				7,332
Vesting of restricted share awards	83		1	(62)				(61)
Issuance of common stock under employee stock purchase plan	71		1	1,066				1,067
Other comprehensive income							193	193
Net income						62,455		62,455

Balance, December 31, 2012	27,999	10,792	$404	$222,627	$(17,948)	$404,619	$(1,756)	$607,946

Stock options exercised and stock awards (including tax benefit of $2,566)	747	43	8	11,325				11,333
Stock-based compensation related to stock options, restricted shares and employee stock purchase plan				8,645				8,645
Vesting of restricted share awards	85	24	1	(711)				(710)
Issuance of common stock under employee stock purchase plan	80		1	1,268				1,269
Common stock repurchases		(554)			(12,873)			(12,873)
Other comprehensive income							554	554
Net income						49,217		49,217

Balance, December 31, 2013	28,911	10,305	$414	$243,154	$(30,821)	$453,836	$(1,202)	$665,381

Stock options exercised and stock awards (including tax benefit of $5,207)	872	30	9	16,216				16,225
Stock-based compensation related to stock options, restricted shares and employee stock purchase plan				11,343				11,343
Vesting of restricted share awards	42	113	1	311				312
Issuance of common stock under employee stock purchase plan	64			1,462				1,462
Issuance of common stock related to business acquisition					1,170			1,170
Common stock repurchases		(449)			(12,253)			(12,253)
Other comprehensive income							742	742
Net income						79,957		79,957

Balance, December 31, 2014	29,889	9,999	$424	$272,486	$(41,904)	$533,793	$(460)	$764,339

The accompanying notes are an integral part of these consolidated financial statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Year Ended December 31,
	2014	2013		2012

Cash flows from operating activities:
Net income	$79,957		$49,217	$62,455
Adjustments to reconcile net income to net cash provided by (used in) operating activities-
Depreciation and amortization	126,452		93,486	73,289
Gain on sale of property and equipment, net	(151)		(5)	(176)
Stock-based compensation expense related to employee stock options and employee stock purchases	11,343		8,645	7,332
Provision for deferred income tax expense	25,229		22,081	28,164
Excess tax benefits from stock-based compensation	(5,207)		(2,566)	(1,668)
Acquired research and development	2,000		−	−
Change in accounts receivable, net	(67,664)		(10,358)	14,184
Change in inventories	(151,911)		(67,217)	32,579
Change in prepaid expenses and other, net	(13,215)		(1,789)	558
Change in trade accounts payable	24,180		38,105	(29)
Draws on floor plan notes payable – trade, net	44,870		13,044	34,504
Change in customer deposits	(13,802)		29,139	(25,347)
Change in accrued expenses	26,856		1,706	(6,509)

Net cash provided by operating activities	88,937		173,488	219,336

Cash flows from investing activities:
Acquisition of property and equipment	(260,820)		(191,584)	(170,951)
Proceeds from the sale of property and equipment	249		633	1,249
Business acquisitions	(157,626)		(72,725)	(104,571)
Proceeds from the sale of available for sale securities	150		−	−
Other	1,631		(5,992)	(24)

Net cash used in investing activities	(416,416)		(269,668)	(274,297)

Cash flows from financing activities:
Draws (payments) on floor plan notes payable – non-trade, net	207,458		46,085	(20,677)
Proceeds from long-term debt	214,622		171,166	144,639
Principal payments on long-term debt	(112,828)		(88,048)	(73,151)
Principal payments on capital lease obligations	(12,531)		(13,511)	(11,584)
Proceeds from issuance of shares relating to employee stock options and employee stock purchases	11,962		9,327	5,064
Excess tax benefits from stock-based compensation	5,207		2,566	1,668
Common stock repurchased	(12,253)		(12,873)	–

Net cash provided by financing activities	301,637		114,712	45,959

Net increase (decrease) in cash and cash equivalents	(25,842)		18,532	(9,002)

Cash and cash equivalents, beginning of year	217,305		198,773	207,775

Cash and cash equivalents, end of year	$191,463		$217,305	$198,773

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$29,539		$24,195	$23,275
Income taxes, net of refunds	$29,795		$9,314	$7,122
Noncash investing and financing activities:
Common stock issued related to business acquisition	$2,000	$	−	$ −
Assets acquired under capital leases	$24,314		$9,005	$15,892

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

Inventories

Inventories are stated at the lower of cost or market value. Cost is determined by specific identification of new and used commercial vehicle inventory and by the first-in, first-out method for parts and accessories. An allowance is provided when it is anticipated that cost will exceed net realizable value less a reasonable profit margin.

Property and Equipment

Property and equipment are stated at cost and depreciated over their estimated useful lives. Leasehold improvements are amortized over the useful life of the improvement, or the term of the lease, whichever is shorter. Provision for depreciation of property and equipment is calculated primarily on a straight-line basis. The Company capitalizes interest on borrowings during the active construction period of major capital projects. Capitalized interest, when incurred, is added to the cost of underlying assets and is amortized over the estimated useful life of such assets. The Company capitalized interest of approximately $244,000 related to major capital projects during 2014. The cost, accumulated depreciation and amortization and estimated useful lives are summarized as follows (in thousands):

	2014	2013	Estimated Life (Years)
Land	$98,033	$81,196		–
Buildings and improvements	233,742	205,778	31	–	39
Leasehold improvements	27,100	25,681	2	–	39
Machinery and shop equipment	48,988	42,274	5	–	20
Furniture, fixtures and computers	57,730	45,723	3	–	15
Transportation equipment	47,758	45,005	2	–	15
Lease and rental vehicles	697,147	547,557	2	–	8
Construction in progress	39,775	6,000
Accumulated depreciation and amortization	(327,193)	(259,551)

Total	$923,080	$739,663

As of December 31, 2014, the Company had $54.8 million in lease and rental vehicles under various capital leases included in property and equipment, net of accumulated amortization of $21.5 million. The Company recorded depreciation expense of $115.3 million and amortization expense of $11.2 million for the year ended December 31, 2014, and depreciation expense of $82.3 million and amortization expense of $11.2 million for the year ended December 31, 2013. Depreciation and amortization of vehicles related to lease and rental operations is included in lease and rental cost of products sold.

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

The impairment test for goodwill involves comparing the fair value of a reporting unit to its carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, a second step is required to measure the goodwill impairment loss. The second step includes hypothetically valuing all the tangible and intangible assets of the reporting unit as if the reporting unit had been acquired in a business combination and comparing the hypothetical implied fair value of the reporting unit’s goodwill to the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the hypothetical implied fair value of the goodwill, the Company would recognize an impairment loss in an amount equal to the excess, not to exceed the carrying amount. The Company determines the fair values calculated in an impairment test using the discounted cash flow method, which requires assumptions and estimates regarding future revenue, expenses and cash flow projections. The analysis is based upon available information regarding expected future cash flows of its reporting unit discounted at rates consistent with the cost of capital specific to the reporting unit.

No impairment write down was required in the fourth quarter of 2014. However, the Company cannot predict the occurrence of certain events that might adversely affect the reported value of goodwill in the future.

The following table sets forth the change in the carrying amount of goodwill for the Company for the years ended December 31, 2014 and 2013 (in thousands):

Balance December 31, 2012	$198,257
Acquisitions	17,182
Adjustment	25
Balance December 31, 2013	215,464
Acquisitions	49,609
Adjustment	72
Balance December 31, 2014	$265,145

Other Assets

The total capitalized costs of the SAP enterprise software and SAP dealership management system of $38.5 million, including capitalized interest, are recorded on the Consolidated Balance Sheet in Other Assets, net of accumulated amortization of $10.3 million. The SAP software is being amortized over a period of 15 years. The Company is currently operating 101 Rush Truck Centers and all of its leasing operations on the SAP enterprise software and SAP dealership management system, which represent approximately 90% of the Company’s total revenues for the year ended December 31, 2014. The Company plans to convert all of its existing Rush Truck Centers to the SAP enterprise software and SAP dealership management system by the end of the second quarter of 2015.

Amortization expense relating to the SAP software, which is recognized in depreciation and amortization expense in the Consolidated Statements of Income, was $3.2 million for the year ended December 31, 2014, $3.0 million for the year ended December 31, 2013, and $3.0 million for the year ended December 31, 2012. The Company estimates that amortization expense relating to the SAP software will be approximately $3.2 million for each of the next five succeeding years.

The Company’s only significant identifiable intangible assets, other than goodwill, are rights under franchise agreements with manufacturers. The fair value of the franchise right is determined at the acquisition date by discounting the projected cash flows specific to each acquisition. The carrying value of the Company’s manufacturer franchise rights was $6.9 million at December 31, 2014, and $4.5 million at December 31, 2013, and is included in Other Assets on the accompanying consolidated balance sheets. The Company has determined that manufacturer franchise rights have an indefinite life as there are no economic or other factors that limit their useful lives and they are expected to generate cash flows indefinitely due to the historically long lives of the manufacturers’ brand names. Furthermore, to the extent that any agreements evidencing manufacturer franchise rights have expiration dates, the Company expects that it will be able to renew those agreements in the ordinary course of business. Accordingly, the Company does not amortize manufacturer franchise rights.

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

No impairment write down was required in the fourth quarter of 2014. The Company cannot predict the occurrence of certain events that might adversely affect the reported value of manufacturer franchise rights in the future.

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

The Company’s income tax returns are periodically audited by U.S. federal, state and local tax authorities. These audits include questions regarding the Company’s tax filing positions, including the timing and amount of deductions. At any time, multiple tax years are subject to audit by the various tax authorities. In evaluating the tax benefits associated with the Company’s various tax filing positions, the Company records a tax benefit for uncertain tax positions. A number of years may elapse before a particular matter for which the Company has established a liability is audited and effectively settled. The Company adjusts its liability for unrecognized tax benefits in the period in which it determines the issue is effectively settled with the tax authorities, the statute of limitations expires for the relevant taxing authority to examine the tax position, or when more information becomes available. The Company includes its liability for unrecognized tax benefits, including accrued interest, in accrued liabilities on the Company’s Consolidated Balance Sheet and in income tax expense in the Company’s Consolidated Statements of Income. Unfavorable settlement of any particular issue would require use of the Company’s cash and a charge to income tax expense. Favorable resolution would be recognized as a reduction to income tax expense at the time of resolution.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of incentive based compensation for sales, finance and general management personnel, salaries for administrative personnel and expenses for rent, marketing, insurance, utilities, research and development and other general operating purposes.

In May 2013, the Company entered into a Retirement and Transition Agreement with the Company’s former Chairman, W. Marvin Rush, which resulted in the recognition of $10.8 million in retirement pay and benefits recorded in selling, general and administrative expense on the Consolidated Statements of Income.

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

The following table reflects the weighted-average fair value of stock options granted during each period using the Black-Scholes option valuation model with the following weighted-average assumptions used:

	2014	2013	2012
Expected stock volatility	51.51%	49.59%	53.64%
Weighted-average stock volatility	51.51%	49.59%	53.64%
Expected dividend yield	0.0%	0.0%	0.0%
Risk-free interest rate	2.14%	1.22%	1.11%
Expected life (years)	6.5	6.5	5.0
Weighted-average fair value of stock options granted	$15.86	$12.69	$10.95

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

Advertising Costs

Advertising costs are expensed as incurred. Advertising and marketing expense was $8.7 million for 2014, $6.8 million for 2013 and $4.4 million for 2012. Advertising and marketing expense is included in selling, general and administrative expense.

Accounting for Internal Use Software

The Company’s accounting policy with respect to accounting for computer software developed or obtained for internal use is consistent with ASC topic 350-40, which provides guidance on accounting for the costs of computer software developed or obtained for internal use and identifies characteristics of internal-use software.  The Company has capitalized software costs, including capitalized interest, of approximately $38.5 million at December 31, 2014, net of accumulated amortization of $10.3 million, and $40.8 million, net of accumulated amortization of $7.1 million at December 31, 2013.

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

At December 31, 2014, the Company had an aggregate $20.9 million notional amount of interest rate swap contracts, which have been designated as cash flow hedges, to pay fixed rates of interest and receive a floating interest rate based on LIBOR. The fixed interest rates specified in the interest rate swap contracts became effective on or about January 1, 2012.

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

Acquisitions

The Company uses the acquisition method of accounting for the recognition of assets acquired and liabilities assumed with acquisitions at their estimated fair values as of the date of acquisition. Any excess consideration transferred over the estimated fair values of the identifiable net assets acquired is recorded as goodwill. While the Company uses its best estimates and assumptions to measure the fair value of the identifiable assets acquired and liabilities assumed at the acquisition date, the estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which is not to exceed one year from the date of acquisition, any changes in the estimated fair values of the net assets recorded for the acquisitions will result in an adjustment to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to our Consolidated Statements of Income.

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update that amends the accounting guidance on revenue recognition. The amendments in this accounting standard update are intended to provide a more robust framework for addressing revenue issues, improve comparability of revenue recognition practices, and improve disclosure requirements. The amendments in this accounting standard update are effective for interim and annual reporting periods beginning after December 15, 2016, and should be applied using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting the standard recognized at the date of adoption (which requires additional footnote disclosures). Early adoption is not permitted. The Company is currently evaluating the method of adoption and the impact of the provisions of the accounting standard update.

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

Manufacturer	Expiration Dates
Peterbilt	August 2015 through May 2017
International	March 2016 through May 2020
Isuzu	Indefinite
Hino	Indefinite
Ford	Indefinite
Blue Bird	August 2016
IC Bus	May 2015 through December 2017

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

The Company purchases its new Peterbilt vehicles from Peterbilt and most of its parts from PACCAR, Inc., the parent company of Peterbilt, at prevailing prices charged to all franchised dealers. Sales of new Peterbilt trucks accounted for approximately 63.5% of the Company’s new vehicle sales for the year ended December 31, 2014, 65.5% of the Company’s new vehicle sales for the year ended December 31, 2013, and 75.1% of the Company’s new vehicle sales for the year ended December 31, 2012.

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

The Company also acquires lease and rental vehicles with the assistance of financing agreements with PACCAR Leasing Company, Bank of America, GE Capital and Wells Fargo. The financing agreements are secured by a lien on the acquired vehicle. The terms of the financing agreements are similar to the corresponding lease agreements with the Company’s customers.

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

4.     ACCOUNTS RECEIVABLE:

The Company’s accounts receivable, net, consisted of the following (in thousands):

	December 31,
	2014	2013

Trade accounts receivable from sale of vehicles	$96,850	$42,830
Trade receivables other than vehicles	34,404	27,387
Warranty claims	8,624	10,616
Other accounts receivable	30,928	23,700
Less allowance for bad debt and warranty receivable	(779)	(1,240)

Total	$170,027	$103,293

5.     INVENTORIES:

The Company’s inventories, net, consisted of the following (in thousands):

	December 31,
	2014	2013

New commercial vehicles	$749,615	$566,396
Used commercial vehicles	84,972	75,731
Parts and accessories	186,208	157,873
Other	19,020	14,031
Less allowance	(15,711)	(11,811)

Total	$1,024,104	$802,220

6.      VALUATION ACCOUNTS:

Valuation and allowance accounts include the following (in thousands):

	Balance Beginning of Year	Net Charged to Costs and Expenses	Net Write-Offs	Balance End of Year

2014
Reserve for accounts receivable	$821	$919	$(1,101)	$639
Reserve for warranty receivable	419	411	(690)	140
Reserve for parts inventory	4,416	2,547	(1,896)	5,067
Reserve for commercial vehicle inventory	7,395	17,416	(14,167)	10,644

2013
Reserve for accounts receivable	$540	$1,163	$(882)	$821
Reserve for warranty receivable	444	626	(651)	419
Reserve for parts inventory	3,593	2,560	(1,737)	4,416
Reserve for commercial vehicle inventory	6,839	13,020	(12,464)	7,395

2012
Reserve for accounts receivable	$480	$922	$(862)	$540
Reserve for warranty receivable	480	334	(370)	444
Reserve for parts inventory	3,406	1,796	(1,609)	3,593
Reserve for commercial vehicle inventory	1,624	12,944	(7,729)	6,839

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

The Company provides an allowance for uncollectible warranty receivables. The Company evaluates the collectability of its warranty claims receivable based on a combination of factors, including aging and correspondence with the applicable manufacturer. Management reviews the warranty claims receivable aging and adjusts the allowance based on historical experience. The Company records charge-offs related to warranty receivables after it is determined that the receivable will not be fully collected.

Inventory

The Company provides a reserve for obsolete and slow moving parts. The reserve is reviewed and, if necessary, adjustments are made on a quarterly basis. The Company relies on historical information to support its reserve. Once the inventory is written down, the Company does not reverse any reserve balance until the inventory is sold.

The valuation for new and used commercial vehicle inventory is based on specific identification. A detail of new and used commercial vehicle inventory is reviewed and, if necessary, adjustments to the value of specific vehicles are made on a quarterly basis.

7.     FLOOR PLAN NOTES PAYABLE AND LINES OF CREDIT:

Floor Plan Notes Payable

Floor plan notes are financing agreements to facilitate the Company’s purchase of new and used commercial vehicles. These notes are collateralized by the inventory purchased and accounts receivable arising from the sale thereof. The GE Credit Agreement provides for a loan commitment of up to $750.0 million and has the interest rate benchmarked to LIBOR, as defined in the agreement.

The interest rate under the GE Credit Agreement is the three month LIBOR rate plus 2.03%. The interest rate applicable to the GE Credit Agreement was approximately 2.28% at December 31, 2014. The Company utilizes its excess cash on hand to pay down its outstanding borrowings under the GE Credit Agreement, and the resulting interest earned is recognized as an offset to the Company’s gross interest expense under the agreement. The Company is required to pay a monthly working capital fee equal to 0.35% per annum multiplied by the amount of voluntary prepayments of new and used inventory loans. GE Capital may terminate the agreement without cause upon 120 days written notice.

The Company finances substantially all of the purchase price of its new commercial vehicle inventory, and the loan value of its used commercial vehicle inventory under the GE Credit Agreement, under which GE Capital pays the manufacturer directly with respect to new commercial vehicles. Amounts borrowed under the GE Credit Agreement are due when the related commercial vehicle inventory (collateral) is sold and the sales proceeds are collected by the Company. Pursuant to the third amendment, the GE Credit Agreement expires July 11, 2016, although GE Capital has the right to terminate the GE Credit Agreement at any time upon 120 days’ written notice. We may terminate the agreement at any time, although, if we do so, we must pay the lenders a prepayment processing fee of (i) $7,500,000 if it terminates on or prior to July 11, 2015; and (ii) $300,000 if it terminates thereafter, subject in each case to specified limited exceptions. On December 31, 2014, the Company had approximately $677.8 million outstanding under the GE Credit Agreement.

In June 2012, the Company entered into a wholesale financing agreement with Ford Motor Credit Company that provides for the financing of, and is collateralized by, the Company’s new Ford vehicle inventory. This wholesale financing agreement bears interest at a rate of Prime plus 150 basis points minus certain incentives and rebates; however, the prime rate is defined to be a minimum of 3.75%. As of December 31, 2014, the interest rate on the wholesale financing agreement was 5.25% before considering the applicable incentives. On December 31, 2014, the Company had an outstanding balance of $79.4 million under the Ford Motor Credit Company wholesale financing agreement.

The Company’s weighted average interest rate for floor plan notes payable was 1.16% for the year ended December 31, 2014, and 1.26% for the year ended December 31, 2013, which is net of interest related to prepayments of new and used inventory loans.

Assets pledged as collateral were as follows (in thousands):

	December 31,
	2014	2013
Inventories, new and used vehicles at cost based on specific identification, net of allowance	$823,944	$634,732
Vehicle sale related accounts receivable	96,853	42,830

Total	$920,797	$677,562

Floor plan notes payable related to vehicles	$845,977	$593,649

Lines of Credit

The Company has a secured line of credit that provides for a maximum borrowing of $17.5 million. There were no advances outstanding under this secured line of credit at December 31, 2014; however, $15.3 million was pledged to secure various letters of credit related to self-insurance products, leaving $2.2 million available for future borrowings as of December 31, 2014.

8.      LONG-TERM DEBT:

Long-term debt was comprised of the following (in thousands):

	December 31,
	2014	2013

Variable interest rate term notes	$74,834	$76,162
Fixed interest rate term notes	503,420	406,619

Total debt	578,254	482,781

Less: current maturities	(149,065)	(97,243)

Total long-term debt, net of current maturities	$429,189	$385,538

As of December 31, 2014, debt maturities were as follows (in thousands):

2015	$149,065
2016	131,793
2017	105,649
2018	85,404
2019	59,168
Thereafter	47,175

Total	$578,254

The interest rates on the Company’s variable interest rate notes are based on LIBOR. The interest rates on the notes range from approximately 1.6% to 3.0% on December 31, 2014. Payments on the notes range from approximately $1,910 to $80,000 per month, plus interest. Maturities of these notes range from June 2015 to December 2018.

The Company’s fixed interest rate notes are with financial institutions and had interest rates that ranged from approximately 2.42% to 8.02% on December 31, 2014. Payments on the notes range from $98 to $59,437 per month, plus interest. Maturities of these notes range from January 2015, to December 2023.

The proceeds from the issuance of the notes were used primarily to acquire land, buildings and improvements, transportation equipment and leasing vehicles. The notes are secured by the assets acquired with the proceeds of such notes.

The Company's long-term debt agreements and floor plan financing arrangements require it to satisfy various financial ratios such as the debt-to-worth ratio, leverage ratio and the fixed charge coverage ratio and certain requirements for tangible net worth and GAAP net worth. On December 31, 2014, the Company was in compliance with all of its debt covenants except with respect to the leverage ratio requirement in the GE Credit Agreement and the Wells Fargo Equipment Finance, Inc. loan agreement and the Company received waivers of noncompliance from each of these lenders. As of December 31, 2014, the Company had obligations under the GE Credit Agreement in the amount of $677.8 million and the Wells Fargo Equipment Finance, Inc. loan agreement in the amount of $82.7 million. Pursuant to the terms of such agreements, the Company is required to have a leverage ratio of 2.50:1 as of the end of each fiscal quarter. As of December 31, 2014, the Company's leverage ratio was 2.52:1. The noncompliance was primarily the result of inventories being at a higher level due to industry forecasted demand and not due to any existing financial problems that were materially affecting the Company's business. As a condition of the waivers, the Company is required to be back in compliance with the leverage ratio as of March 31, 2015, and for each quarter thereafter. The Company does not anticipate the breach of any of its debt covenants, including the leverage ratio covenant, in the foreseeable future.

9.     FINANCIAL INSTRUMENTS AND FAIR VALUE:

The Company measures certain financial assets and liabilities at fair value on a recurring basis. Financial instruments consist primarily of cash, accounts receivable, accounts payable and floor plan notes payable. The carrying values of the Company’s financial instruments approximate fair value due either to their short-term nature or existence of variable interest rates, which approximate market rates. Certain methods and assumptions were used by the Company in estimating the fair value of financial instruments at December 31, 2014, and 2013. The carrying value of current assets and current liabilities approximates the fair value due to the short maturity of these items.

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

If investments are deemed to be impaired, the Company determines whether the impairment is temporary or other than temporary. If the impairment is deemed to be temporary, the Company records an unrealized loss in other comprehensive income. If the impairment is deemed other than temporary, the Company records the impairment in the Company’s Consolidated Statements of Income.

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

As of December 31, 2014, the Company held auction rate securities with underlying tax-exempt municipal bonds that mature in 2030 and have a fair value of $6.9 million and a cost basis of $7.4 million. As of December 31, 2013, the auction rate securities had a fair value of $6.6 million and a cost basis of $7.6 million. The Company redeemed $150,000 of the auction rate securities during the second quarter of 2014. These bonds have credit wrap insurance and a credit rating of A by a major credit rating agency.

The Company valued the auction rate securities at December 31, 2014 using a discounted cash flow model based on the characteristics of the individual securities, which the Company believes yields the best estimate of fair value. The first step in the valuation included a credit analysis of the security which considered various factors including the credit quality of the issuer, the instrument’s position within the capital structure of the issuing authority, and the composition of the authority’s assets including the effect of insurance and/or government guarantees. Next, the future cash flows of the instruments were projected based on certain assumptions regarding the auction rate market significant to the valuation including the auction rate market will remain illiquid and auctions will continue to fail causing the interest rate to be the maximum applicable rate. This assumption resulted in discounted cash flow analysis being performed through 2019, the point at which the Company estimates the securities will be redeemed by the municipality. The projected cash flows were then discounted using the applicable yield curve plus a 225 basis point liquidity premium added to the applicable discount rate.

The Company recorded a pre-tax impairment charge of $1.0 million on these auction rate securities in 2011 and a subsequent pre-tax increase in fair value of $427,000 during 2014. The Company believes that the impairment is temporary and has included the impairment in accumulated other comprehensive loss.

The table below presents disclosures about the auction rate securities measured at fair value on a recurring basis in the Company’s financial statements as follows (in thousands):

	At December 31, 2014			At December 31, 2013
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Investment in auction rate securities	$—	$—	$6,905	$—	$—	$6,628

	Cost Basis Amount	Gross Unrealized Loss In Accumulated OCI	Fair Value
December 31, 2014
Investment in auction rate securities	$7,425	$520	$6,905

December 31, 2013
Investment in auction rate securities	$7,575	$947	$6,628

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

At December 31, 2014, the Company had an aggregate $20.9 million notional amount of interest rate swap contracts, which have been designated as cash flow hedges, to pay fixed rates of interest and receive a floating interest rate based on LIBOR. The fixed interest rates specified in the interest rate swap contracts became effective on or about January 1, 2012. The Company’s interest rate swaps qualify for cash flow hedge accounting treatment.  Unrealized gains or losses are recorded in accumulated other comprehensive income. Realized gains and losses will be recognized in interest expense, if they occur. Amounts to be received or paid under the contracts will be recognized as interest expense over the life of the contracts. There was no ineffectiveness for these swaps during the years ended December 31, 2014 and December 31, 2013.

The fair value of cash flow hedges is calculated as the present value of expected future cash flows, determined on the basis of forward interest rates and present value factors. As such, the carrying amounts for these swaps are designated to be Level 2 fair values and totaled $235,000 as of December 31, 2014. The carrying value of these swaps is included in Other Long-Term Liabilities on the accompanying Consolidated Balance Sheet as of December 31, 2014.

As of December 31, 2014 the Company was party to derivative financial instruments, as described in the following table (in thousands):

Agreement	Current Notional Amount	Fixed Interest Rate	Underlying Rate	Expiration Date	Fair Value
Interest Rate Swap	$1,708	5.075%	3 month LIBOR	July 1, 2015	$(17)
Interest Rate Swap	3,528	5.075%	3 month LIBOR	July 1, 2015	(36)
Interest Rate Swap	4,368	5.38%	1 month LIBOR	June 29, 2015	(52)
Interest Rate Swap	672	5.29%	1 month LIBOR	June 30, 2015	(8)
Interest Rate Swap	1,288	5.29%	1 month LIBOR	June 30, 2015	(15)
Interest Rate Swap	6,496	5.29%	1 month LIBOR	June 30, 2015	(75)
Interest Rate Swap	560	5.29%	1 month LIBOR	June 30, 2015	(6)
Interest Rate Swap	2,251	5.29%	1 month LIBOR	June 30, 2015	(26)

Fair values of derivative instruments are on the accompanying Consolidated Balance Sheet as follows (in thousands):

		Fair Value at
Derivative Liabilities Designated as Hedging Instruments	Balance Sheet Location	December 31, 2014	December 31, 2013

Interest Rate Swaps	Other Long-Term Liabilities	$235	$1,024

(in thousands)	Gain (Loss) Recognized in OCI on Derivatives (Effective Portion) during the Year Ended		Location of Loss	Loss Reclassified from Accumulated OCI into Income (Effective Portion) during the Year Ended
	December 31, 2014	December 31, 2013	Reclassified into Income	December 31, 2014	December 31, 2013
Interest rate swaps	$789	$892	Interest Expense	$(196)	$(290)

10.     LEASING ACTIVITIES:

Vehicle Leases as Lessee

The Company leases vehicles, as lessee, primarily over periods ranging from one to ten years under operating lease and capital lease arrangements. Generally, the Company is required to incur all operating costs and pay a minimum rental. The Company guarantees the residual value of vehicles under operating lease and capital lease arrangements. At December 31, 2014, the Company guaranteed vehicle residual values of $1.3 million under operating lease arrangements and $22.8 million under capital lease arrangements. Historically, the Company purchases these vehicles at the end of the lease term and recognizes a gain on the subsequent sale of the vehicle. The residual values are not reflected in the future minimum lease payments for operating leases. Vehicle lease expenses were approximately $4.1 million for the year ended December 31, 2014, $2.3 million for the year ended December 31, 2013, and $2.8 million for the year ended December 31, 2012.

As discussed below, these vehicles are then subleased by the Company to customers under various agreements. Future minimum sublease rentals to be received by the Company under non-cancelable subleases, as described below, are $54.0 million.

Future minimum lease payments under capital and non-cancelable vehicle leases as of December 31, 2014, are as follows (in thousands):

	Capital Leases	Operating Leases
2015	$12,903	$1,257
2016	11,176	447
2017	12,549	131
2018	9,113	73
2019	6,818	28
Thereafter	10,051	—

Total minimum lease payments	$62,610	$1,936
Less amount representing interest	(5,360)
Present value of net minimum capital lease payments	57,250
Less current portion	(11,231)
Obligations under capital leases less current portion	$46,019

Customer Vehicle Leases as Lessor

The Company leases both owned and leased vehicles to customers, through PacLease and Idealease, primarily over periods of one to ten years under operating lease arrangements, which require a minimum rental payment and a contingent rental payment based on mileage. Rental income during the year ended December 31, 2014, consisted of minimum rental payments of approximately $154.8 million and contingent rental payments of $24.5 million. Rental income during the year ended December 31, 2013, consisted of minimum rental payments of approximately $112.0 million and contingent rental payments of $18.1 million. Rental income during the year ended December 31, 2012, consisted of minimum rental payments of approximately $86.3 million and contingent rental payments of $13.8 million. Minimum rental payments to be received for non-cancelable leases and subleases in effect at December 31, 2014, are as follows (in thousands):

2015	$103,992
2016	91,383
2017	73,073
2018	51,156
2019	31,109
Thereafter	18,550

Total	$369,263

As of December 31, 2014, the Company had $512.1 million of lease vehicles included in property and equipment, net of accumulated depreciation of $185.0 million. As of December 31, 2013, the Company had $405.2 million of lease vehicles included in property and equipment, net of accumulated depreciation of $142.4 million.

Other Leases - Land and Buildings

The Company leases various assets under operating leases with expiration dates ranging from January 2015 through April 2027. Monthly rental payments range from approximately $275 per month to $64,609 per month. Rental expense was $12.8 million for the year ended December 31, 2014, $9.1 million for the year ended December 31, 2013, and $6.8 million for the year ended December 31, 2012. Future minimum lease payments under non-cancelable leases at December 31, 2014, are as follows (in thousands):

2015	$11,640
2016	8,664
2017	5,888
2018	4,461
2019	3,315
Thereafter	9,426

Total	$43,394

11.          SHARE BASED COMPENSATION AND EMPLOYEE BENEFIT PLANS:

Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan that allows eligible employees to contribute up to $10,625 of their base earnings every six months toward the semi-annual purchase of the Company’s Class A Common Stock. The employee’s purchase price is 85% of the lesser of the closing price of the Class A Common Stock on the first business day or the last business day of the semi-annual offering period, as reported by The NASDAQ Global Select Market. Employees may purchase shares having a fair market value of up to $25,000 (measured as of the first day of each semi-annual offering period) for each calendar year. Under the Employee Stock Purchase Plan, there are approximately 250,500 shares remaining of the 900,000 shares of the Company’s Class A Common Stock that have been reserved for issuance. The Company issued 64,090 shares under the Employee Stock Purchase Plan during the year ended December 31, 2014 and 79,681 shares during the year ended December 31, 2013. Of the 6,297 employees eligible to participate, 837 elected to participate in the plan as of December 31, 2014.

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

The Director Plan is designed to attract and retain highly qualified non-employee directors. Prior to 2008, each non-employee director received options to purchase 20,000 shares of the Company’s Class A Common Stock upon their respective date of appointment and each year on the date that they are elected or reelected by the shareholders to serve on the Board of Directors. Each option has a ten year term from the grant date and vested immediately. Currently, each non-employee director receives a grant of the Company’s Class A Common Stock equivalent to a compensation value of $125,000. In 2013, three non-employee directors received a grant of 4,512 shares of the Company’s Class A Common Stock and one non-employee director received a grant of 2,707 shares of the Company’s Class A Common Stock and $50,000 cash, for total compensation equivalent to $125,000. In 2014, four non-employee directors received a grant of 3,877 shares of the Company’s Class A Common Stock, one non-employee director received a grant of 3,101 shares of the Company’s Class A Common Stock and $25,000 cash, for total compensation equivalent to $125,000, and one non-employee director received a grant of 2,326 shares of the Company’s Class A Common Stock and $50,000 cash, for total compensation equivalent to $125,000. Under the Director Plan, there are approximately 218,000 shares remaining for issuance of the 500,000 shares of the Company’s Class A Common Stock that have been reserved for issuance. The Company granted 20,935 shares of Class A Common Stock under the Director Plan during the year ended December 31, 2014 and 16,243 shares of Class A Common Stock under the Director Plan during the year ended December 31, 2013.

Employee Incentive Plans

In May 2007, the Board of Directors and shareholders adopted the Rush Enterprises, Inc. 2007 Long-Term Incentive Plan (the “2007 Incentive Plan”). The 2007 Incentive Plan provides for the grant of stock options (which may be nonqualified stock options or incentive stock options for tax purposes), stock appreciation rights issued independent of or in tandem with such options (“SARs”), restricted stock awards and performance awards. The 2007 Incentive Plan replaced the Rush Enterprises, Inc. Long-Term Incentive Plan (“Incentive Plan”) effective May 22, 2007. The 2007 Incentive Plan was Amended and Restated on May 20, 2014 to increase the number of shares available for issuance under the plan to 6,050,000 shares of Class A Common Stock and 1,450,000 shares of Class B Common Stock.

The aggregate number of shares of common stock subject to stock options or SARs that may be granted to any one participant in any year under the 2007 Incentive Plan is 100,000 shares of Class A Common Stock or 100,000 shares of Class B Common Stock. Each option, granted pursuant to the 2007 Incentive Plan, has a ten year term from the grant date and vests in three equal annual installments beginning on the third anniversary of the grant date. The Company has 6,050,000 shares of Class A Common Stock and 1,450,000 shares of Class B Common Stock reserved for issuance upon exercise of any awards granted under the Company’s 2007 Incentive Plan. As of December 31, 2014, approximately 1,805,000 shares of Class A Common Stock and 1,013,000 shares of Class B Common Stock are available for issuance upon exercise of any awards granted under the Company’s 2007 Incentive Plan. The Company issues new shares of its Class A or Class B Common Stock upon the exercise of stock options or vesting of restricted stock units. During the year ended December 31, 2014, the Company granted 459,058 options to purchase Class A Common Stock, 25,550 restricted Class A Common Stock units and 207,370 restricted Class B Common Stock units under the 2007 Incentive Plan. During the year ended December 31, 2013, the Company granted 400,633 options to purchase Class A Common Stock and 241,930 restricted Class A Common Stock units under the 2007 Incentive Plan.

Valuation and Expense Information

Stock-based compensation expense related to stock options, restricted stock awards, restricted stock units and employee stock purchases was $11.3 million for the year ended December 31, 2014, $8.6 million for the year ended December 31, 2013, and $7.3 million for the year ended December 31, 2012.

Cash received from options exercised and shares purchased under all share-based payment arrangements was $12.5 million for the year ended December 31, 2014, $10.0 million for the year ended December 31, 2013, and $5.1 million for the year ended December 31, 2012.

A summary of the Company’s stock option activity and related information for the year ended December 31, 2014, follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Life (in Years)	Value

Balance of Outstanding Options at January 1, 2014	3,642,156	$16.41
Granted	459,058	30.27
Exercised	(902,238)	12.21
Forfeited	(16,000)	26.86

Balance of Outstanding Options at December 31, 2014	3,182,976	$19.55	6.02	$39,792,666

Expected to vest after December 31, 2014	1,950,078	$23.61	7.49	$16,465,041
Vested and exercisable at December 31, 2014	1,114,912	$12.47	3.43	$22,420,955

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the weighted-average of the closing price as of December 31, 2014, of the Company’s Class A common of $32.05. The total intrinsic value of options exercised was $18.7 million during the year ended December 31, 2014, $10.5 million during the year ended December 31, 2013, and $5.6 million during the year ended December 31, 2012.

A summary of the status of the number of shares underlying Company’s non-vested stock options as of December 31, 2014, and changes during the year ended December 31, 2014, follows:

		Weighted
		Average
	Number of	Grant Date
Non-vested Shares	Shares	Fair Value

Non-vested at January 1, 2014	2,152,940	$9.13
Granted	459,058	15.86
Vested	(557,934)	5.97
Forfeited	(16,000)	13.43

Non-vested at December 31, 2014	2,038,064	$11.48

The total fair value of vested options was $3.3 million during the year ended December 31, 2014, $3.4 million during the year ended December 31, 2013, and $2.4 million during the year ended December 31, 2012. The weighted-average grant date fair value of options granted was $15.86 per share during the year ended December 31, 2014, $12.69 per share during the year ended December 31, 2013, and $10.95 per share during the year ended December 31, 2012.

Stock Awards

The Company granted restricted stock units to its employees under the 2007 Incentive Plan and unrestricted stock awards to its non-employee directors under the Director Plan during the year ended December 31, 2014. The shares granted to employees vest in three equal installments on the first, second and third anniversary of the grant date and are forfeited in the event the recipient’s employment or relationship with the Company is terminated prior to vesting. The fair value of the restricted stock awards and units to the Company’s employees is amortized to expense on a straight-line basis over the restricted stock’s vesting period. The shares granted to non-employee directors are expensed on the grant date.

The following table presents a summary of the Company’s non-vested restricted stock awards and non-vested restricted stock units outstanding at December 31, 2014:

		Weighted
		Average		Weighted
		Remaining	Aggregate	Average
		Contractual	Intrinsic	Grant Date
Stock Awards and Units	Shares	Life (in Years)	Value	Fair Value

Outstanding Non-vested shares at January 1, 2014	302,015			$21.81
Granted	253,855			26.81
Vested	(152,520)			22.95
Forfeited	(1,000)			25.76

Outstanding Non-vested at December 31, 2014	402,350	8.71	$11,553,831	$24.53

Expected to vest after December 31, 2014	398,268	8.71	$11,459,524

The total fair value of the shares issued upon the vesting of stock awards during the year ended December 31, 2013 was $3.5 million. The weighted-average grant date fair value of stock awards and units granted was $26.81 per share during the year ended December 31, 2014, $22.12 per share during the year ended December 31, 2013, and $21.98 per share during the year ended December 31, 2012.

As of December 31, 2014, there was $15.8 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Incentive Plan and the 2007 Incentive Plan. That cost is expected to be recognized over a weighted-average period of 2.7 years.

Defined Contribution Plan

The Company has a defined contribution plan (the “Rush 401k Plan”), which is available to all Company employees and the employees of certain affiliates. Each employee who has completed 90 days of continuous service is entitled to enter the Rush 401k Plan on the first day of the following month. Participating employees may contribute from 1% to 50% of total gross compensation. However, certain highly compensated employees are limited to a maximum contribution of 15% of total gross compensation. Effective January 1, 2011, for the first 10% of an employee’s contribution, the Company contributed an amount equal to 15% of the employees’ contributions for those employees with less than five years of service and an amount equal to 30% of the employees’ contributions for those employees with more than five years of service. Effective February 1, 2012, for the first 10% of an employee’s contribution, the Company contributed an amount equal to 20% of the employees’ contributions for those employees with less than five years of service and an amount equal to 40% of the employees’ contributions for those employees with more than five years of service. The Company incurred expenses related to the Rush 401k Plan of approximately $5.2 million during the year ended December 31, 2014, $4.4 million during the year ended December 31, 2013, and $3.7 million during the year ended December 31, 2012.

Deferred Compensation Plan

On November 6, 2010 the Board of Directors of the Company adopted the Rush Enterprises, Inc. Deferred Compensation Plan (the “Deferred Compensation Plan”) pursuant to which selected employees and directors may elect to defer a portion of their annual compensation. The Deferred Compensation Plan also provides the Company with the discretion to make matching contributions to participants’ accounts. The Company established a rabbi trust to finance obligations under the Deferred Compensation Plan with corporate-owned variable life insurance contracts. Participants are 100% vested in their respective deferrals and the earnings thereon. The first deferral election period began on January 1, 2011. The Company’s liability related to the Deferred Compensation Plan was $3.0 million on December 31, 2014 and $1.7 million on December 31, 2013. The related cash surrender value of the life insurance contracts was $2.9 million on December 31, 2014 and $1.6 million on December 31, 2013.

The Company currently does not provide any post-retirement benefits nor does it provide any post-employment benefits.

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

	2014	2013	2012

Numerator-
Numerator for basic and diluted earnings per share -
Net income available to common shareholders	$79,957	$49,217	$62,455
Denominator-
Denominator for basic earnings per share – weighted average shares	39,783	39,405	38,643
Effect of dilutive securities-
Employee and director stock options and restricted share awards	1,111	1,101	1,045
Denominator for diluted earnings per share - adjusted weighted average shares and assumed conversions	40,894	40,506	39,688
Basic earnings per common share	$2.01	$1.25	$1.62
Diluted earnings per common share and common share equivalents	$1.96	$1.22	$1.57

Options to purchase shares of common stock that were outstanding for the years ended December 31, 2014, 2013 and 2012 that were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive are as follows (in thousands):

	2014	2013	2012
Options	482	928	1,124
Total anti-dilutive securities	482	928	1,124

13.     INCOME TAXES:

Provision for Income Taxes

The tax provisions are summarized as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012

Current provision-
Federal	$21,826	$7,755	$8,647
State	3,531	2,008	1,917

	25,357	9,763	10,564

Deferred provision-
Federal	23,243	20,470	25,752
State	1,986	1,611	2,412

	25,229	22,081	28,164

Provision (benefit) for income taxes	$50,586	$31,844	$38,728

A reconciliation of taxes based on the federal statutory rates and the provisions (benefits) for income taxes are summarized as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012

Income taxes at the federal statutory rate	$45,691	$28,371	$35,414
State income taxes, net of federal benefit	3,398	2,259	2,753
Tax effect of permanent differences	1,069	802	766
Other, net	428	412	(205)

Provision for income taxes	$50,586	$31,844	$38,728

The components of income taxes for other than continuing operations consisted of the following (in thousands):

	Year Ended December 31,
	2014	2013	2012
Income tax expense (benefit) related to components of other comprehensive income:
Change in fair value of cash flow swaps	$308	$338	$133
Change in fair value of available-for-sale securities	166	–	(9)
Total	$474	$338	$124

Paid in capital – stock based compensation	$(5,207)	$(2,566)	$(1,668)

The following summarizes the components of deferred tax assets and liabilities included in the balance sheet (in thousands):

	December 31,
	2014	2013
Current:
Deferred tax assets:
Inventory	$6,786	$4,673
Accounts receivable	304	304
Capital lease obligations	4,217	3,821
Stock options	1,764	1,474
Accrued liabilities	3,935	4,531
State net operating loss carry forward	1,436	1,071
State tax credit	354	403
	18,796	16,277
Valuation allowance	(409)	–
Current deferred tax asset	$18,387	$16,277

Non-Current:
Deferred tax assets:
Capital lease obligations	$16,965	$13,002
Stock options	7,056	5,894
Other	1,839	1,821
	25,860	20,717
Deferred tax liabilities:
Difference between book and tax basis-
Depreciation and amortization	(201,495)	(168,539)

Net non-current tax liability	$(175,635)	$(147,822)

At December 31, 2014, the Company had approximately $35.28 million in state net operating loss carry forwards that expire from 2014 through 2034. The Company has a valuation allowance of $409,000 associated with U.S. state net operating losses. The valuation allowance increased by $409,000 due to uncertainty regarding the ability to utilize the losses.

The Company had unrecognized income tax benefits totaling $1.5 million as a component of accrued liabilities at December 31, 2014, and $1.0 million at December 31, 2013, the total of which, if recognized, would impact the Company’s effective tax rate. An unfavorable settlement would require a charge to income tax expense and a favorable resolution would be recognized as a reduction to income tax expense. The Company recognizes interest accrued related to unrecognized tax benefits in income tax expense. During the years ended December 31, 2014, 2013 and 2012, the Company recognized approximately $17,500, $32,000, and $2,300 in interest. No amounts were accrued for penalties. The Company had approximately $98,500, $81,000 and $49,000 for the payment of interest accrued at December 31, 2014, 2013 and 2012, respectively.

The Company does not anticipate a significant change in the amount of unrecognized tax benefits in the next 12 months. As of December 31, 2014, the tax years ended December 31, 2011 through 2014 remained subject to audit by federal tax authorities and the tax years ended December 31, 2010 through 2014, remained subject to audit by state tax authorities.

A reconciliation of the change in the unrecognized tax benefits is as follows (in thousands):

	2014	2013	2012
Unrecognized tax benefits at beginning of period	$1,545	$1,409	$1,337
Gross increases – tax positions in current year	815	466	358
Gross increases – tax positions in a prior year	−	−	267
Reductions due to lapse of statute of limitations	(273)	(330)	(553)
Unrecognized tax benefits at end of period	$2,087	$1,545	$1,409

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

The Company has purchase obligations of $49.0 million at December 31, 2014 related to the Company’s construction contracts for facilities in San Antonio, Dallas, and Odessa, Texas, Whittier, California, Chicago, Illinois, Cincinnati and Cleveland, Ohio and Denver, Colorado. The Company also has contractual obligations of $22.5 million with IBM for integration and management services related to the SAP enterprise software and dealership management system implementation and SAP America, Inc. with respect to the Software License Agreement for the SAP enterprise software and dealership management system.

15.     ACQUISITIONS:

All of the following acquisitions, unless otherwise noted, were considered business combinations accounted for under ASC 805 “Business Combinations.” Pro forma information is not included in accordance with ASC 805 since no acquisitions were considered material individually or in the aggregate.

As the value of certain assets and liabilities acquired in 2014 are preliminary in nature, they are subject to adjustment as additional information is obtained about the facts and circumstances that existed at the acquisition date. The property and equipment, inventory and valuation of intangibles is subject to change during the purchase price allocation period.

On December 8, 2014, the Company acquired certain assets of North Florida Truck Parts, Inc. which included a commercial parts and service facility in Lake City, Florida. The Lake City location is operating as a full-service Rush Truck Center and offers commercial vehicles manufactured by Peterbilt. The transaction was valued at approximately $1.6 million, with the purchase price paid in cash. The preliminary purchase price was allocated based on the fair values of the assets at the date of acquisition as follows (in thousands):

Goodwill	$1,048
Property and equipment	448
Inventory	50
Accounts receivable	20

Total	$1,566

All of the goodwill acquired in the North Florida Truck Parts, Inc. acquisition will be amortized over 15 years for tax purposes.

On November 3, 2014, the Company acquired certain assets of House of Trucks, Inc. which included used commercial vehicle facilities in Willowbrook and Wilmington, Illinois. The transaction, including real estate, was valued at approximately $6.9 million, with the purchase price paid in cash. The preliminary purchase price was allocated based on the fair values of the assets at the date of acquisition as follows (in thousands):

Goodwill	$1,968
Inventory	2,512
Property and equipment, including real estate	2,416
Prepaid expenses	6
Accrued expenses	(28)

Total	$6,874

All of the goodwill acquired in the House of Trucks, Inc. acquisition will be amortized over 15 years for tax purposes.

On July 1, 2014, the Company acquired certain assets of Truck Parts Depot, Inc. which included a commercial parts and service facility in Gainesville, Georgia. The Gainesville location is operating as a full-service Rush Truck Center and offers commercial vehicles manufactured by International. The transaction was valued at approximately $500,000, with the purchase price paid in cash.

On June 25, 2014, a joint venture was established to further expand the Company’s used commercial vehicle sales network. As a result, the Company owns 50% of CCTTS, which has locations in multiple locations in California that sell used trucks. In connection with the formation of this joint venture, the Company contributed $2.2 million. CCTTS is accounted for using the equity method of accounting in accordance with ASC 323, “Investments-Equity Method and Joint Venture,” and is recorded on the Consolidated Balance Sheet in Other Assets.

In May 2014, the Company announced an agreement with 3M to pursue the design, manufacture and installation of a portfolio of compressed natural gas CNG fuel systems for use in Class 6 through 8 vehicles. The Agreement allows the Company to engineer, assemble and install CNG fuel systems utilizing 3M’s CNG tanks, as well as provide market distribution and aftermarket support. In addition to the initial $2.0 million investment for research and development, which was recorded in selling, general and administrative expense, the Company will continue to incur expenses to bring its CNG fuel system to market. The transaction did not qualify as a business combination in accordance with ASC 805, “Business Combinations.”

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

The purchase price for the assets, membership interests, goodwill, franchise rights and dealership properties was approximately $146.6 million, which was paid in cash and 83,091 shares of the Company’s Class B Common Stock with a total value of $2.0 million on the date of acquisition. The operations of CIT, Inc. are included in the accompanying consolidated financial statements from the date of the acquisition. The preliminary purchase price was allocated based on the fair values of the assets at the date of acquisition as follows (in thousands):

Property and equipment	$60,066
Goodwill	46,384
Franchise rights	2,442
Inventory	31,048
Accounts receivable	7,175
Prepaid expenses	750
Other	23
Accrued expenses	(1,325)

Total	$146,563

All of the goodwill acquired in the CIT, Inc. acquisition will be amortized over 15 years for tax purposes.

On October 28, 2013, the Company acquired certain assets of Prairie International Trucks, which operated International commercial vehicle dealerships in Champaign, Decatur, Bloomington, Quincy and Springfield, Illinois; a collision center in Champaign, Illinois and Idealease commercial lease and rental operations at the dealerships in Champaign, Decatur, Quincy and Springfield, Illinois.

The transaction was valued at approximately $9.5 million with the purchase price paid in cash. The operations of Prairie International Trucks are included in the accompanying consolidated financial statements from the date of the acquisition. The purchase price was allocated based on the fair values of the assets and liabilities at the date of acquisition as follows (in thousands):

Property and equipment	$3,209
Goodwill	2,832
Inventory	2,174
Accounts receivable	1,401
Other	3
Accrued expenses	(23)
Prepaid expenses	(56)

Total	$9,540

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

Property and equipment	$26,829
Goodwill	7,798
Inventory	5,177
Accounts receivable	1,554
Prepaid expenses	471
Other	66
Accrued expenses	(213)

Total	$41,682

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

On May 6, 2013, the Company acquired certain assets of Piedmont International Trucks, LLC, which operated commercial vehicle dealerships in Statesville, Hickory and Asheville, North Carolina. The acquisition included International and Idealease franchises. These locations are operating as Rush Truck Centers and offer commercial vehicles manufactured by International in addition to parts, service, body shop, leasing, financing and insurance capabilities.

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

On December 31, 2012, the Company acquired certain assets of MVI Group, which operated commercial vehicle and bus dealerships in Ohio under the names of Miami Valley International, Center City International, CCI North Coast and Buckeye Truck Centers. The acquisition included International, IC Bus, and Isuzu franchise locations in Akron, Cincinnati, Cleveland, Columbus, Dayton, Findlay and Lima, Ohio. Rush Truck Leasing now operates Idealease truck rental and leasing franchises in Cincinnati, Cleveland, Columbus, Dayton and Lima, Ohio.

The transaction, including real estate, was valued at approximately $104.5 million. The purchase price for the assets of the business was financed under the Company’s floor plan and lease and rental truck financing arrangements with the remainder paid in cash. The purchase price was allocated based on the fair values of the assets at the date of acquisition as follows (in thousands):

Property and equipment, including real estate	$29,768
Inventory	51,476
Accounts receivable	5,638
Prepaid expenses	488
Accrued expenses	(200)
Goodwill	17,365

Total	$104,535

All of the goodwill acquired in the MVI Group acquisition will be amortized over 15 years for tax purposes.

16.     ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table shows the components of accumulated other comprehensive loss (in thousands):

	Cash Flow Swaps	Available for Sale Securities	Total
Balance as of December 31, 2012	$(1,178)	$(578)	$(1,756)
Changes in fair value	892	−	892
Income tax expense	(338)	−	(338)
Balance as of December 31, 2013	$(624)	$(578)	$(1,202)
Changes in fair value	789	427	1,216
Income tax expense	(308)	(166)	(474)
Balance as of December 31, 2014	$(143)	$(317)	$(460)

The following table shows the amount of loss reclassified from accumulated other comprehensive loss into earnings (in thousands):

	Year Ended
	December 31, 2014	December 31, 2013	December 31, 2012
Losses on cash flow swaps to:
Interest expense	$(196)	$(290)	(393)
Income tax benefit	76	113	153
Total reclassifications	$(120)	$(177)	(240)

17.     UNAUDITED QUARTERLY FINANCIAL DATA:

(In thousands, except per share amounts.)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2014

Revenues	$958,667	$1,182,461	$1,241,022	$1,345,206
Gross profit	165,925	193,349	198,739	198,033
Operating income	22,746	34,932	41,018	43,045
Income before income taxes	19,615	32,389	38,329	40,210
Net income	$12,014	$19,838	$23,478	$24,627

Earnings per share:
Basic	$0.31	$0.50	$0.59	$0.62
Diluted	$0.30	$0.49	$0.57	$0.60

2013

Revenues	$756,788	$789,674	$913,064	$925,179
Gross profit	133,788	137,688	150,312	150,226
Operating income	24,613	11,789	27,870	27,482
Income before income taxes	22,100	9,309	25,089	24,563
Net income	$13,547	$5,632	$15,179	$14,859

Earnings per share:
Basic	$0.35	$0.14	$0.38	$0.38
Diluted	$0.34	$0.14	$0.37	$0.37

In May 2013, the Company entered into a Retirement and Transition Agreement with the Company’s former Chairman, W. Marvin Rush, which resulted in the recognition of $10.8 million in retirement pay and benefits recorded in selling, general and administrative expense on the Consolidated Statements of Income in the second quarter of 2013.

18.     SEGMENTS:

The Company currently has one reportable business segment - the Truck Segment. The Truck Segment includes the Company’s operation of a network of commercial vehicle dealerships that provide an integrated one-stop source for the commercial vehicle needs of its customers, including retail sales of new and used commercial vehicles; aftermarket parts, service and body shop facilities; and a wide array of financial services, including the financing of new and used commercial vehicle purchases, insurance products and truck leasing and rentals. The commercial vehicle dealerships are deemed a single reporting unit because they have similar economic characteristics. The Company’s chief operating decision maker considers the entire Truck Segment, not individual dealerships, when making decisions about resources to be allocated to the segment and assess its performance.

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

The Company accounts for intersegment sales and transfers as if the sales or transfers were to third parties, that is, at current market prices. There were no material intersegment sales during the years ended December 31, 2014, 2013 or 2012.

The following table contains summarized information about reportable segment revenue, segment income or loss from continuing operations and segment assets for the periods ended December 31, 2014, 2013 and 2012 (in thousands):

	Truck	All
	Segment	Other	Totals
2014
Revenues from external customers	$4,708,978	$18,378	$4,727,356
Interest income	239	–	239
Interest expense	11,278	159	11,437
Depreciation and amortization	40,283	503	40,786
Segment income (loss) from continuing operations before taxes	131,035	(492)	130,543
Segment assets	2,664,405	29,857	2,694,262
Goodwill	262,585	2,560	265,145
Expenditures for segment assets	262,613	510	263,123

2013
Revenues from external customers	$3,365, 900	$18,805	$3,384,705
Interest income	41	–	41
Interest expense	10,559	175	10,734
Depreciation and amortization	29,403	522	29,925
Segment income (loss) from continuing operations before taxes	81,856	(795)	81,061
Segment assets	2,140,008	27,790	2,167,798
Goodwill	212,904	2,560	215,464
Expenditures for segment assets	191,016	568	191,584

2012
Revenues from external customers	$3,072,092	$18,475	$3,090,567
Interest income	21	–	21
Interest expense	12,830	208	13,038
Depreciation and amortization	24,482	534	25,016
Segment income (loss) from continuingoperations before taxes	102,392	(1,209)	101,183
Segment assets	1,855,431	26,135	1,881,566
Goodwill	195,697	2,560	198,257
Expenditures for segment assets	170,436	515	170,951

19.     ASSET IMPAIRMENT:

During the fourth quarter of 2014, the Company initiated a plan to sell its corporate aircraft and met all of the initial criteria of ASC 360, “Property, Plant and Equipment” to classify the corporate asset as an asset held for sale.  It was determined that the carrying value of the corporate aircraft was no longer recoverable, and the Company recognized a $3.4 million in pre-tax non-cash asset impairment charge during the twelve months ended December 31, 2014.  As a result, the Company adjusted the carrying value of its corporate aircraft to its estimated fair market value less costs to sell in accordance with ASC 820, “Fair Value Measurement.”  The impairment loss is included in depreciation and amortization expense as of December 31, 2014, on the Consolidated Statements of Income. At December 31, 2014, the corporate aircraft is presented on the Consolidated Balance Sheets as a current asset in asset held for sale and the related debt is presented in current liabilities in liabilities directly associated with asset held for sale.  Depreciation will not be recorded on the corporate aircraft during the period in which it is classified as held for sale. At December 31, 2013, the corporate aircraft is presented on the Consolidated Balance Sheets as a non-current asset in property, plant and equipment at a cost of $9.9 million, net of accumulated depreciation of $3.9 million, and the related debt is presented in both current liabilities in the amount of $1.0 million and non-current liabilities in the amount of $6.2 million.  The asset is reported under the Truck Segment.

20.     RELATED PARTY TRANSACTIONS:

During the year ended December 31, 2014, the Company entered into a loan agreement with CCTTS, a related party, that provides for advances up to $10.0 million to finance commercial vehicle inventory. Borrowings under this loan agreement bear interest at the three month LIBOR rate plus 4.0% and the interest is payable monthly. Amounts advanced under the loan agreement are due when the related commercial vehicle inventory is sold by the related party. On December 31, 2014, the Company had a $8.2 million receivable under the loan agreement.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2014, to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) accumulated and communicated to the Company’s management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2014, the Company continued its implementation of the SAP enterprise software and dealership management system.  As appropriate, the Company is modifying the documentation of its internal control processes and procedures relating to this change in dealer management systems to supplement and complement existing internal controls over financial reporting. Other than the above, there were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

As of December 31, 2014, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control – Integrated Framework,” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission (1992 Framework). Based on the assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2014, based on those criteria.

Ernst & Young LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this annual report on Form 10-K, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. The report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014, is included in this Item 9A under the heading “Attestation Report of Independent Registered Public Accounting Firm.”

Attestation Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

To the Board of Directors and Shareholders of Rush Enterprises, Inc.

We have audited Rush Enterprises, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control − Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) (the COSO criteria). Rush Enterprises, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Rush Enterprises, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Rush Enterprises, Inc. and subsidiaries as of December 31, 2014, and 2013, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014, of Rush Enterprises, Inc. and subsidiaries and our report dated March 2, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Antonio, Texas

March 2, 2015

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information called for by Item 10 of Form 10-K is incorporated herein by reference to such information included in the Company’s Proxy Statement for the 2015 Annual Meeting of Shareholders.

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

Item 11. Executive Compensation

The information called for by Item 11 of Form 10-K is incorporated herein by reference to such information included in the Company’s Proxy Statement for the 2015 Annual Meeting of Shareholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information called for by Item 12 of Form 10-K, other than the equity compensation plan information set forth below, is incorporated herein by reference to such information included in the Company’s Proxy Statement for the 2015 Annual Meeting of Shareholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information called for by Item 13 of Form 10-K is incorporated herein by reference to such information included in the Company’s Proxy Statement for the 2015 Annual Meeting of Shareholders.

Item 14. Principal Accountant Fees and Services

The information called for by Item 14 of Form 10-K is incorporated herein by reference to such information included in the Company’s Proxy Statement for the 2015 Annual Meeting of Shareholders.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)(1) Financial Statements

Included in Item 8 of Part II of this annual report on Form 10-K are the following:

Report of Independent Registered Public Accounting Firm;

Consolidated Balance Sheets as of December 31, 2014, and 2013;

Consolidated Statements of Income for the years ended December 31, 2014, 2013, and 2012;

Consolidated Statements of Comprehensive Income for the years ended December 31, 2014, 2013, and 2012;

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2014, 2013, and 2012;

Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013, and 2012; and

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

10.20+	Rush Enterprises, Inc. Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 000-20797) filed November 12, 2010)

10.23+	Form of Indemnity Agreement (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 000-20797) filed January 7, 2015)

10.24+	Rush Enterprises, Inc. Executive Transition Plan (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 000-20797) filed July 25, 2008)

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

RUSH ENTERPRISES, INC.

By:	/s/ W. M.”RUSTY” RUSH	Date: March 2, 2015
W. M. “Rusty” Rush
President, Chief Executive Officer and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated:

Signature	Capacity	Date

/s/ W. M. “RUSTY” RUSH W. M. “Rusty” Rush	President, Chief Executive Officer and Chairman of the Board	March 2, 2015
(Principal Executive Officer)

/s/ STEVEN L. KELLER	Senior Vice President and Chief Financial Officer	March 2, 2015
Steven L. Keller	(Principal Financial and Accounting Officer)

/s/ THOMAS A. AKIN	Director	March 2, 2015
Thomas A. Akin

/s/ HAROLD D. MARSHALL	Director	March 2, 2015
Harold D. Marshall

/s/ JAMES C. UNDERWOOD	Director	March 2, 2015
James C. Underwood

/s/ W. MARVIN RUSH	Director	March 2, 2015
W. Marvin Rush

/s/ RAYMOND J. CHESS	Director	March 2, 2015
Raymond J. Chess

/s/ DR. KENNON GUGLIELMO	Director	March 2, 2015
Dr. Kennon Guglielmo

/s/ WILLIAM H. CARY	Director	March 2, 2015
William H. Cary