Form 10-Q
period 2015-03-31
RUSH ENTERPRISES INC \TX\
filed 2015-05-11
CIK 1012019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

OR

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________________ to ____________________________________________

Commission File Number 0-20797

RUSH ENTERPRISES, INC.

(Exact name of registrant as specified in its charter)

Texas
(State or other jurisdiction of	74-1733016
incorporation or organization)	I.R.S. Employer Identification No.)

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
Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ]                   No [X]

Indicated below is the number of shares outstanding of each of the issuer’s classes of common stock, as of May 4, 2015.

Number of
Shares
Title of Class	Outstanding
Class A Common Stock, $.01 Par Value	30,170,422
Class B Common Stock, $.01 Par Value	10,093,305

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

MARCH 31, 2015 AND DECEMBER 31, 2014

(In Thousands, Except Shares)

	March 31,	December 31,
	2015	2014
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$47,275	$191,463
Accounts receivable, net	208,177	170,027
Note receivable affiliate	6,140	8,168
Inventories, net	1,124,953	1,024,104
Prepaid expenses and other	16,463	28,312
Asset held for sale	5,053	5,053
Deferred income taxes, net	18,569	18,387
Total current assets	1,426,630	1,445,514
Investments	6,905	6,905
Property and equipment, net	976,303	923,080
Goodwill, net	274,304	265,145
Other assets, net	54,581	53,618

Total assets	$2,738,723	$2,694,262

Liabilities and shareholders’ equity
Current liabilities:
Floor plan notes payable	$912,600	$845,977
Current maturities of long-term debt	138,364	149,065
Current maturities of capital lease obligations	10,823	11,231
Liabilities directly associated with asset held for sale	5,920	6,160
Trade accounts payable	121,526	124,555
Customer deposits	38,548	44,879
Accrued expenses	65,099	92,743
Total current liabilities	1,292,880	1,274,610

Long-term debt, net of current maturities	434,267	429,189
Capital lease obligations, net of current maturities	48,554	46,019
Other long-term liabilities	4,192	4,470
Deferred income taxes, net	174,234	175,635

Shareholders’ equity:
Preferred stock, par value $.01 per share; 1,000,000 shares authorized; 0 shares outstanding in 2015 and 2014	–	–
Common stock, par value $.01 per share; 60,000,000 class A shares and 20,000,000 class B shares authorized; 30,157,533 class A shares and 10,092,981 class B shares outstanding in 2015; and 29,889,332 class A shares and 9,999,122 class B shares outstanding in 2014	429	424
Additional paid-in capital	277,349	272,486
Treasury stock, at cost: 2,616,657 class B shares in 2015; and 2,560,580 class B shares in 2014	(43,368)	(41,904)
Retained earnings	550,574	533,793
Accumulated other comprehensive loss, net of tax	(388)	(460)
Total shareholders’ equity	784,596	764,339

Total liabilities and shareholders’ equity	$2,738,723	$2,694,262

The accompanying notes are an integral part of these consolidated financial statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(In Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended March 31,
	2015	2014

Revenues:
New and used commercial vehicle sales	$800,194	$600,900
Parts and service sales	337,022	308,974
Lease and rental	47,792	40,989
Finance and insurance	4,531	4,076
Other	3,996	3,728
Total revenue	1,193,535	958,667
Cost of products sold:
New and used commercial vehicle sales	744,260	558,142
Parts and service sales	214,697	198,703
Lease and rental	40,956	35,897
Total cost of products sold	999,913	792,742
Gross profit	193,622	165,925
Selling, general and administrative	152,627	134,445
Depreciation and amortization	9,994	8,818
Gain (loss) on sale of assets	(672)	84
Operating income	30,329	22,746
Interest expense, net	2,941	3,131
Income before taxes	27,388	19,615
Provision for income taxes	10,607	7,601
Net income	$16,781	$12,014
Earnings per common share:
Earnings per common share - Basic	$0.42	$0.31
Earnings per common share - Diluted	$0.41	$0.30

Weighted average shares outstanding:
Basic	40,066	39,332
Diluted	40,985	40,511

Comprehensive income	$16,853	$12,128

The accompanying notes are an integral part of these consolidated financial statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Three Months Ended
	March 31,

	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$16,781	$12,014
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	33,959	29,056
Loss (gain) on sale of property and equipment	672	(84)
Stock-based compensation expense related to employee stock options and employee stock purchases	3,699	3,269
Deferred income tax (benefit)	(1,629)	(165)
Excess tax expense (benefit) from stock-based compensation	423	(1,021)
Change in accounts receivable, net	(34,816)	(25,387)
Change in inventories, net	(84,894)	(24,282)
Change in prepaid expenses and other, net	11,929	2,024
Change in trade accounts payable	(3,029)	11,981
(Payments) draws on floor plan notes payable – trade, net	(5,057)	20,463
Change in customer deposits	(6,331)	(27,432)
Change in accrued expenses	(28,280)	(7,525)
Net cash (used in) operating activities	(96,573)	(7,089)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(82,455)	(53,202)
Proceeds from the sale of property and equipment	2,121	134
Business acquisitions	(27,849)	(143,050)
Change in other assets	(1,743)	1,892
Net cash used in investing activities	(109,926)	(194,226)

CASH FLOWS FROM FINANCING ACTIVITIES:
Draws on floor plan notes payable – non-trade, net	71,680	45,177
Proceeds from long-term debt	39,222	61,929
Principal payments on long-term debt	(45,085)	(24,813)
Principal payments on capital lease obligations	(3,211)	(3,086)
Issuance of shares relating to employee stock options and employee stock purchases	1,592	1,947
Excess tax benefits (expense) from stock-based compensation	(423)	1,021
Common stock repurchased	(1,464)	(3,796)
Net cash provided by (used in) financing activities	62,311	78,379

NET DECREASE IN CASH AND CASH EQUIVALENTS	(144,188)	(122,936)
CASH AND CASH EQUIVALENTS, beginning of period	191,463	217,305
CASH AND CASH EQUIVALENTS, end of period	$47,275	$94,369
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$8,381	$7,343
Income taxes, net of refunds	$143	$1,578
Noncash investing and financing activities:
Common stock issued related to business acquisition	–	$2,000
Assets acquired under capital leases	$5,338	$3,562

The accompanying notes are an integral part of these consolidated financial statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1 – Principles of Consolidation and Basis of Presentation

The interim consolidated financial statements included herein have been prepared by Rush Enterprises, Inc. and its subsidiaries (collectively referred to as the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). All adjustments have been made to the accompanying interim consolidated financial statements, which, in the opinion of our management, are necessary for a fair presentation of our operating results. All adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is recommended that these interim consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2014. Results of operations for interim periods are not necessarily indicative of results that may be expected for any other interim periods or the full fiscal year.

2 – Other Assets

The capitalized costs, including capitalized interest, of the SAP enterprise software and SAP dealership management system are recorded in Other Assets on the Consolidated Balance Sheets in the amount of $38.1 million at March 31, 2015 and $38.5 million at December 31, 2014. These capitalized costs are net of accumulated amortization of $11.1 million at March 31, 2015 and $10.3 million at December 31, 2014. The SAP software is being amortized over a period of 15 years. The Company completed the conversion of the remaining of its existing Rush Truck Centers and leasing operations to the SAP enterprise software and SAP dealership management system during the first quarter of 2015.

Amortization expense relating to the SAP software, which is recognized in depreciation and amortization expense in the Consolidated Statement of Income, was $0.8 million for the three months ended March 31, 2015, and $0.8 million for the three months ended March 31, 2014. The Company estimates that amortization expense relating to the SAP software will be approximately $3.3 million for each of the next five succeeding years.

Our only significant identifiable intangible assets, other than goodwill, are rights under franchise agreements with manufacturers. The fair value of franchise rights is determined at the acquisition date by discounting the projected cash flows specific to each acquisition. The carrying value of our manufacturer franchise rights was $7.0 million at March 31, 2015 and December 31, 2014, and is included in Other Assets on the accompanying consolidated balance sheets. The Company has determined that manufacturer franchise rights have an indefinite life as there are no economic or other factors that limit their useful lives and they are expected to generate cash flows indefinitely due to the historically long lives of the manufacturers’ brand names. Furthermore, to the extent that any agreements evidencing manufacturer franchise rights have expiration dates, the Company expects that it will be able to renew those agreements in the ordinary course of business. Accordingly, the Company does not amortize manufacturer franchise rights.

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

No impairment write down was required in the fourth quarter of 2014. The Company cannot predict the occurrence of certain events that might adversely affect the reported value of manufacturer franchise rights in the future. However, no facts or circumstances were noted during the three months ended March 31, 2015 that would indicate impairment.

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

4 – Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2015	2014
Numerator:
Numerator for basic and diluted earnings per share –
Net income available to common shareholders	$16,781	$12,014

Denominator–
Denominator for basic earnings per share – weighted average shares outstanding	40,066	39,332
Effect of dilutive securities–
Employee and director stock options and restricted share awards	919	1,179
Denominator for diluted earnings per share – adjusted weighted average shares outstanding and assumed conversions	40,985	40,511

Basic earnings per common share	$.42	$.31

Diluted earnings per common share and common share equivalents	$.41	$.30

Options to purchase shares of common stock that were outstanding for the three months ended March 31, 2015 and 2014 that were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive are as follows (in thousands):

	March 31, 2015	March 31, 2014

Weighted average anti-dilutive options	857	431

5 – Stock Options and Restricted Stock Awards

The Company accounts for stock-based compensation in accordance with Accounting Standards Codification (“ASC”) 718-10, “Compensation – Stock Compensation,” which requires the measurement and recognition of compensation expense for all share-based payment awards made to our employees and directors, including employee stock options, restricted share awards and employee stock purchases related to the Employee Stock Purchase Plan based on estimated fair values. Stock-based compensation expense, calculated using the Black-Scholes option-pricing model for employee stock options, and included in selling, general and administrative expense, was $3.7 million for the three months ended March 31, 2015, and $3.3 million for the three months ended March 31, 2014. As of March 31, 2015, there was $24.1 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements to be recognized over a weighted-average period of 3.0 years.

6 – Financial Instruments and Fair Value

The Company measures certain financial assets and liabilities at fair value on a recurring basis. Financial instruments consist primarily of cash, accounts receivable, accounts payable and floor plan notes payable. The carrying values of our financial instruments approximate fair value due either to their short-term nature or existence of variable interest rates, which approximate market rates. Certain methods and assumptions were used by the Company in estimating the fair value of financial instruments at March 31, 2015, and December 31, 2014. The carrying value of current assets and current liabilities approximates the fair value due to the short maturity of these items.

The fair value of our long-term debt is based on secondary market indicators. Because our debt is not quoted, estimates are based on each obligation’s characteristics, including remaining maturities, interest rate, credit rating, collateral and liquidity. Accordingly, the Company concluded that the valuation measurement inputs of its long-term debt represent, at its lowest level, current market interest rates available to the Company for similar debt and our current credit standing and has categorized such debt within Level 2 of the hierarchy framework. The carrying amount approximates fair value.

If investments are deemed to be impaired, the Company determines whether the impairment is temporary or other than temporary. If the impairment is deemed to be temporary, the Company records an unrealized loss in other comprehensive income. If the impairment is deemed other than temporary, the Company records the impairment in the Company’s Consolidated Statements of Income.

Auction Rate Securities

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

As of March 31, 2015 and December 31, 2014, the Company held auction rate securities with underlying tax-exempt municipal bonds that mature in 2030 and have a fair value of $6.9 million and a cost basis of $7.4 million. These bonds have credit wrap insurance and a credit rating of A by a major credit rating agency.

The Company valued the auction rate securities at March 31, 2015 using a discounted cash flow model based on the characteristics of the individual securities, which the Company believes yields the best estimate of fair value. The first step in the valuation included a credit analysis of the security which considered various factors, including the credit quality of the issuer, the instrument’s position within the capital structure of the issuing authority, and the composition of the authority’s assets including the effect of insurance and/or government guarantees. Next, the future cash flows of the instruments were projected based on certain assumptions regarding the auction rate market significant to the valuation, including that the auction rate market will remain illiquid and auctions will continue to fail, causing the interest rate to be the maximum applicable rate. This assumption resulted in discounted cash flow analysis being performed through 2019, the point at which the Company estimates the securities will be redeemed by the municipality. The projected cash flows were then discounted using the applicable yield curve plus a 225 basis point liquidity premium added to the applicable discount rate.

The Company recorded a pre-tax impairment charge of $1.0 million on these auction rate securities in 2011 and a subsequent pre-tax increase in fair value of $427,000 during 2014. The Company believes that the impairment is temporary and has included the impairment in accumulated other comprehensive loss.

The table below presents disclosures about the auction rate securities measured at fair value on a recurring basis in our financial statements as follows (in thousands):

	At March 31, 2015			At December 31, 2014
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Investment in auction rate securities	$—	$—	$6,905	$—	$—	$6,905

	Cost Basis Amount	Gross Unrealized Loss In Accumulated OCI	Fair Value
March 31, 2015
Investment in auction rate securities	$7,425	$520	$6,905

December 31, 2014
Investment in auction rate securities	$7,425	$520	$6,905

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

At March 31, 2015, the Company had an aggregate $20.4 million notional amount of interest rate swap contracts, which have been designated as cash flow hedges, to pay fixed rates of interest and receive a floating interest rate based on LIBOR. The fixed interest rates specified in the interest rate swap contracts became effective on or about January 1, 2012. Our interest rate swaps qualify for cash flow hedge accounting treatment.  Unrealized gains or losses are recorded in Accumulated Other Comprehensive Income (Loss) on the Consolidated Balance Sheets. Realized gains and losses will be recognized in interest expense, if they occur. Amounts to be received or paid under the contracts will be recognized as interest expense over the life of the contracts. These swaps were effective during the three months ended March 31, 2015 and 2014.

The fair value of cash flow hedges is calculated as the present value of expected future cash flows, determined on the basis of forward interest rates and present value factors. As such, the carrying amounts for these swaps are designated to be Level 2 fair values and totaled $117,000 as of March 31, 2015. The carrying value of these swaps is included in Other Long-Term Liabilities on the accompanying Consolidated Balance Sheets as of March 31, 2015.

As of March 31, 2015 the Company was a party to certain derivative financial instruments, as described in the following table (in thousands):

Agreement	Notional Amount	Fixed Interest Rate	Underlying Rate	Expiration Date	Fair Value
Interest Rate Swap	$1,667	5.075%	3 month LIBOR	July 1, 2015	$(9)
Interest Rate Swap	3,444	5.075%	3 month LIBOR	July 1, 2015	(18)
Interest Rate Swap	4,264	5.38%	1 month LIBOR	June 29, 2015	(26)
Interest Rate Swap	656	5.29%	1 month LIBOR	June 30, 2015	(4)
Interest Rate Swap	1,258	5.29%	1 month LIBOR	June 30, 2015	(7)
Interest Rate Swap	6,341	5.29%	1 month LIBOR	June 30, 2015	(37)
Interest Rate Swap	547	5.29%	1 month LIBOR	June 30, 2015	(3)
Interest Rate Swap	2,197	5.29%	1 month LIBOR	June 30, 2015	(13)

Fair values of derivative instruments are on the accompanying Consolidated Balance Sheets (in thousands):

		Fair Value at
Derivative Liabilities Designated as Hedging Instruments	Balance Sheet Location	March 31, 2015	December 31, 2014
Interest Rate Swaps	Other Long-Term Liabilities	$117	$235

	Gain (Loss) Recognized in OCI on Derivatives (Effective Portion) during the Three Months Ended		Location of Loss	Loss Reclassified from Accumulated OCI into Income (Effective Portion) during the Three Months Ended
	March 31, 2015	March 31, 2014	Reclassified into Income	March 31, 2015	March 31, 2014
Interest rate swaps	$118	$187	Interest Expense	$(29)	$(64)

7 – Segment Information

The Company currently has one reportable business segment - the Truck Segment. The Truck Segment includes the Company’s operation of a network of commercial vehicle dealerships that provide an integrated one-stop source for the commercial vehicle needs of its customers, including retail sales of new and used commercial vehicles; aftermarket parts, service and body shop facilities; and a wide array of financial services, including the financing of new and used commercial vehicle purchases, insurance products and truck leasing and rentals. The commercial vehicle dealerships are deemed a single reporting unit because they have similar economic characteristics. Our chief operating decision maker considers the entire Truck Segment, not individual dealerships, when making decisions about resources to be allocated to the segment and assessing its performance.

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

 The following table contains summarized information about reportable segment revenue, segment income or loss from continuing operations and segment assets for the periods ended March 31, 2015 and 2014 (in thousands):

	Truck Segment	All Other	Totals

As of and for the three months ended March 31, 2015
Revenues from external customers	$1,189,987	$3,548	$1,193,535
Segment income (loss) before taxes	27,752	(364)	27,388
Segment assets	2,708,600	30,123	2,738,723

As of and for the three months ended March 31, 2014
Revenues from external customers	$954,407	$4,260	$958,667
Segment income (loss) before taxes	19,759	(144)	19,615
Segment assets	2,233,510	30,210	2,263,720

8 – Income Taxes

The Company had unrecognized income tax benefits totaling $1.5 million as a component of accrued liabilities at March 31, 2015 and December 31, 2014, the total of which, if recognized, would impact its effective tax rate. An unfavorable settlement may require a charge to income tax expense and a favorable resolution would be recognized as a reduction to income tax expense. The Company recognizes interest accrued related to unrecognized tax benefits in income tax expense. No amounts were accrued for penalties. The Company had approximately $98,500 accrued for the payment of interest at March 31, 2015 and December 31, 2014.

The Company does not anticipate a significant change in the amount of unrecognized tax benefits in the next 12 months. As of March 31, 2015, the tax years ended December 31, 2011 through 2014 remained subject to audit by federal tax authorities and the tax years ended December 31, 2010 through 2014 remained subject to audit by state tax authorities.

9 – Accumulated Other Comprehensive Income (Loss)

The following table shows the components of accumulated other comprehensive loss, net of tax, (in thousands):

	Three Months Ended March 31, 2015

	Cash Flow Swaps	Available for Sale Securities	Total
Balance as of December 31, 2014	$(143)	$(317)	$(460)
Change in fair value	118	−	118
Income tax deferred	(46)		(46)
Balance at March 31, 2015	$(71)	$(317)	$(388)

	Three Months Ended March 31, 2014

	Cash Flow Swaps	Available for Sale Securities	Total
Balance as of December 31, 2013	$(624)	$(578)	$(1,202)
Change in fair value	187	−	187
Income tax deferred	(73)		(73)
Balance at March 31, 2014	$(510)	$(578)	$(1,088)

The following table shows the amount of loss reclassified from accumulated other comprehensive loss into earnings (in thousands):

	Three Months Ended
	March 31, 2015	March 31, 2014
Losses on cash flow swaps to:
Interest expense	$(29)	$(64)
Income tax benefit	11	25
Total reclassifications	$(18)	$(39)

10 – Acquisitions

All of the following acquisitions, unless otherwise noted, were considered business combinations accounted for under ASC 805 “Business Combinations.” Pro forma information is not included in accordance with ASC 805 since no acquisitions were considered material individually or in the aggregate.

As the value of certain assets and liabilities acquired in 2015 are preliminary in nature, they are subject to adjustment as additional information is obtained about the facts and circumstances that existed at the acquisition date. The property and equipment, inventory and valuation of intangibles is subject to change during the purchase price allocation period.

On February 9, 2015, the Company acquired certain assets of Effingham Truck Sales, Inc. The acquisition included International commercial truck dealerships and an Idealease commercial vehicle rental and leasing business in Effingham and Mount Vernon, Illinois.

The purchase price for the assets, membership interests, goodwill, and dealership properties was approximately $25.3 million, which was paid in cash. The operations of Effingham Truck Sales, Inc. are included in the accompanying consolidated financial statements from the date of the acquisition. The preliminary purchase price was allocated based on the fair values of the assets at the date of acquisition as follows (in thousands):

Goodwill	$9,159
Inventory	7,622
Property and equipment	7,090
Accounts receivable	1,306
Prepaid expenses	80
Other	4

Total	$25,261

All of the goodwill acquired in the Effingham Truck Sales, Inc. acquisition will be amortized over 15 years for tax purposes.

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

Property and equipment	$60,066
Goodwill	46,384
Inventory	31,048
Accounts receivable	7,175
Franchise rights	2,442
Prepaid expenses	750
Other	23
Accrued expenses	(1,325)

Total	$146,563

All of the goodwill acquired in the CIT, Inc. acquisition will be amortized over 15 years for tax purposes.

11 – Subsequent Event

On May 4, 2015, we acquired certain assets of Yancey Truck Centers, LLC, which operated commercial vehicle dealerships in Albany, Blackshear, Tifton, Valdosta, Augusta, Columbus and Macon, Georgia.  These locations are operating as Rush Truck Centers and offer commercial vehicle sales, parts and service for International trucks.  The Albany location also includes an Idealease commercial vehicle rental and leasing business.  The transaction was valued at approximately $30.0 million, including real estate of $7.8 million, with the purchase price paid in cash.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements contained in this Form 10-Q (or otherwise made by the Company or on the Company’s behalf from time to time in other reports, filings with the Securities and Exchange Commission (“SEC”), news releases, conferences, website postings or otherwise) that are not statements of historical fact constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Exchange Act of 1934, as amended (the “Exchange Act”), notwithstanding that such statements are not specifically identified. Forward-looking statements include statements about the Company’s financial position, business strategy and plans and objectives of management of the Company for future operations. These forward-looking statements reflect the best judgments of the Company about the future events and trends based on the beliefs of the Company’s management as well as assumptions made by and information currently available to the Company’s management. Use of the words “may,” “should,” “continue,” “plan,” “potential,” “anticipate,” “believe,” “estimate,” “expect” and “intend” and words or phrases of similar import, as they relate to the Company or its subsidiaries or Company management, are intended to identify forward-looking statements but are not the exclusive means of identifying such statements. Forward-looking statements reflect our current view of the Company with respect to future events and are subject to risks and uncertainties that could cause actual results to differ materially from those in such statements. Please read Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, for a discussion of certain of those risks. Other unknown or unpredictable factors could also have a material adverse effect on future results. Although the Company believes that its expectations are reasonable as of the date of this Form 10-Q, it can give no assurance that such expectations will prove to be correct. We do not intend to update or revise any forward-looking statements unless securities laws require us to do so, and we undertake no obligation to publicly release any revisions to forward-looking statements, whether because of new information, future events or otherwise.

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

General

Rush Enterprises, Inc. was incorporated in Texas in 1965 and consists of one reportable segment, the Truck Segment and conducts business through its subsidiaries. References herein to “the Company,” “Rush Enterprises,” “Rush,” “we,” “our” or “us” mean Rush Enterprises, Inc. and its subsidiaries unless the context requires otherwise. Our principal offices are located at 555 IH 35 South, Suite 500, New Braunfels, Texas 78130.

We are a full-service, integrated retailer of commercial vehicles and related services. The Truck Segment includes our operation of a regional network of commercial vehicle dealerships under the name “Rush Truck Centers.” Rush Truck Centers primarily sell commercial vehicles manufactured by Peterbilt, International, Hino, Ford, Isuzu, Mitsubishi Fuso, IC Bus or Blue Bird. Through our strategically located network of Rush Truck Centers, we provide one-stop service for the needs of our commercial vehicle customers, including retail sales of new and used commercial vehicles, aftermarket parts sales, service and repair facilities, financing, leasing and rental, and insurance products.

Our Rush Truck Centers are principally located in high traffic areas throughout the United States. Since commencing operations as a Peterbilt heavy-duty truck dealer in 1966, we have grown to operate 120 Rush Truck Centers in 20 states.

Our business strategy consists of providing solutions to the commercial vehicle industry through our network of commercial vehicle dealerships throughout the United States. We offer an integrated approach to meeting customer needs by providing service, parts and collision repair in addition to new and used commercial vehicle sales and leasing, plus financial services. We intend to continue to implement our business strategy, reinforce customer loyalty and remain a market leader by continuing to develop our Rush Truck Centers as we extend our geographic focus through strategic acquisitions of new locations and expansions of our existing facilities and product offerings.

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

Insurance Accruals

We are partially self-insured for a portion of the claims related to our property and casualty insurance programs, requiring us to make estimates regarding expected losses to be incurred. We engage a third-party administrator to assess any open claims and we adjust our accrual accordingly on a periodic basis. We are also partially self-insured for a portion of the claims related to our workers’ compensation and medical insurance programs. We use actuarial information provided from third-party administrators to calculate an accrual for claims incurred, but not reported, and for the remaining portion of claims that have been reported.

Changes in the frequency, severity and development of existing claims could influence our reserve for claims and financial position, results of operations and cash flows. We do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions we used to calculate our self-insured liabilities. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to losses or gains that could be material. A 10% change in our estimate would have changed our reserve for these losses at December 31, 2014 by $1.1 million.

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

Results of Operations

The following discussion and analysis includes our historical results of operations for the three months ended March 31, 2015 and 2014.

The following table sets forth certain financial data as a percentage of total revenues:

	Three Months Ended March 31,
	2015	2014

New and used commercial vehicle sales	67.0%	62.7%
Parts and service sales	28.3	32.2
Lease and rental	4.0	4.3
Finance and insurance	0.4	0.4
Other	0.3	0.4
Total revenues	100.0	100.0
Cost of products sold	83.8	82.7
Gross profit	16.2	17.3
Selling, general and administrative	12.8	14.0
Depreciation and amortization	0.8	0.9
Gain (loss) on sale of assets	(0.1)	0.0
Operating income	2.5	2.4
Interest expense, net	0.2	0.3
Income before income taxes	2.3	2.1
Provision for income taxes	0.9	0.8
Net income	1.4%	1.3%

The following table sets forth for the periods indicated the percent of gross profit by revenue source:

	Three Months Ended March 31,
	2015	2014
Gross Profit:
New and used commercial vehicle sales	28.9%	25.8%
Parts and service sales	63.2	66.5
Lease and rental	3.5	3.1
Finance and insurance	2.3	2.4
Other	2.1	2.2
Total gross profit	100.0%	100.0%

The following table sets forth the unit sales and revenue for new heavy-duty, new medium-duty, new light-duty and used commercial vehicles and the absorption ratio (revenue in millions):

	Three Months Ended March 31,
	2015	2014	% Change
Vehicle unit sales:
New heavy-duty vehicles	4,074	2,688	51.6%
New medium-duty vehicles	2,686	1,966	36.6%
New light-duty vehicles	378	486	-22.2%
Total new vehicle unit sales	7,138	5,140	38.9%

Used vehicles	1,862	1,703	9.3%

Vehicle revenue:
New heavy-duty vehicles	$512.9	$373.1	37.5%
New medium-duty vehicles	188.8	140.9	34.0%
New light-duty vehicles	12.9	15.7	-17.8%
Total new vehicle revenue	$714.6	$529.7	34.9%

Used vehicle revenue	$80.5	$67.2	19.8%

Other vehicle revenue:(1)	$5.1	$4.0	27.5%

Dealership absorption ratio:	115.3%	111.2%	3.7%
(1) Includes sales of truck bodies, trailers and other new equipment.

Key Performance Indicator

Absorption Ratio

Management uses several performance metrics to evaluate the performance of its commercial vehicle dealerships and considers Rush Truck Centers’ “absorption ratio” to be of critical importance. Absorption ratio is calculated by dividing the gross profit from the parts, service and body shop (collectively, “Aftermarket Services”) departments by the overhead expenses of all of a dealership’s departments, except for the selling expenses of the new and used commercial vehicle departments and carrying costs of new and used commercial vehicle inventory. When 100% absorption is achieved, all of the gross profit from the sale of a commercial vehicle, after sales commissions and inventory carrying costs, directly impacts operating profit. In 1999, our commercial vehicle dealerships’ absorption ratio was approximately 80%. Since 1999, we have made a concerted effort to increase our absorption ratio. Our truck dealerships achieved a 115.3% absorption ratio for the first quarter of 2015 and 111.2% absorption ratio for the first quarter of 2014.

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

Our financial performance remained strong this quarter despite a significant impact to our Class 8 truck sales due to reduced activity in the energy sector. In the first quarter, we substantially completed the rollout of our SAP business operating system and continued to make progress on our initiatives to expand our portfolio of aftermarket solutions.

Our commitment to provide innovative solutions to service our customers’ business needs continues to drive our strong Aftermarket Services revenues, which increased 9.1% in the first quarter of 2015 compared to the first quarter of 2014. This contributed to an absorption ratio of 115.3% for the quarter ended March 31, 2015.

Although we saw a significant negative impact from reduced activity in the energy sector to our Class 8 truck sales this quarter, we were able to offset this decline with increased sales to over-the-road fleets and vocational customers. Our strong medium-duty truck sales performance this quarter resulted from deliveries to several large leasing companies and our continued ability to offer ready-to-roll equipment.

Our backlog remains stable through the second quarter of 2015, but, as is normally the case, order intake has softened from the peak order months at the end of 2014. We expect our Class 8 truck sales to remain flat through the second quarter of 2015 as we work to offset the decline in new truck sales to the energy sector with incremental business in other market segments and regions of the country benefiting from an improving economy.

Revenues

Revenues increased $234.9 million, or 24.5%, in the first quarter of 2015 compared to the first quarter of 2014.

Our Aftermarket Services revenues increased $28.0 million, or 9.1%, in the first quarter of 2015 compared to the first quarter of 2014. This increase was primarily the result of strong demand for repair and maintenance of vehicles.   While we expect our Aftermarket Services revenues to increase slightly during 2015 compared to 2014, we believe Aftermarket Services will be negatively impacted by the decrease in activity in the energy sector.

Revenues from sales of new and used commercial vehicles increased $199.3 million, or 33.2%, in the first quarter of 2015 compared to the first quarter of 2014.

We sold 4,074 heavy-duty trucks in the first quarter of 2015, a 51.6% increase compared to 2,688 heavy-duty trucks in the first quarter of 2014. According to A.C.T. Research Co., LLC (“A.C.T. Research”), a truck industry data and forecasting service provider, the U.S. Class 8 truck market increased 25% in the first quarter of 2015 compared to the first quarter of 2014. A.C.T. Research currently predicts U.S. retail sales of Class 8 trucks of approximately 267,000 units in 2015, 246,000 units in 2016, and 212,000 units in 2017, compared to approximately 224,000 units in 2014. Our share of the U.S. Class 8 truck sales market was approximately 7.1% in 2014. We expect our market share to range between 6.0% and 6.5% of the U.S. Class 8 truck sales in 2015. This market share percentage would result in the sale of approximately 16,000 to 17,250 of Class 8 trucks in 2015 based on A.C.T. Research’s current U.S. retail sales estimate of 267,000 units.

We sold 2,686 Class 4 through 7 commercial vehicles, including 269 buses, in the first quarter of 2015, a 36.6% increase compared to 1,966 medium-duty commercial vehicles, including 243 buses, in the first quarter of 2014. A.C.T. Research estimates that unit sales of Class 4 through 7 commercial vehicles in the U.S. increased approximately 12.0% in the first quarter of 2015, compared to the first quarter of 2014. A.C.T. Research currently predicts U.S. retail sales of Class 4 through 7 medium-duty commercial vehicles of approximately 208,800 units in 2015, 215,700 units in 2016, and 228,700 in 2017. In 2014, we achieved a 4.9% share of the Class 4 through 7 commercial vehicle sales market in the U.S. We expect our market share to range between 5.0% and 5.5% of the U.S. Class 4 through 7 commercial vehicle sales in 2015. This market share percentage would result in the sale of approximately 10,400 to 11,400 of Class 4 through 7 commercial vehicles in 2015 based on A.C.T. Research’s current U.S. retail sales estimates of 208,800 units.

We sold 378 light-duty vehicles in the first quarter of 2015, a 22.2% decrease compared to 486 light-duty vehicles in the first quarter of 2014. We expect to sell approximately 1,600 to 2,000 light-duty vehicles in 2015.

We sold 1,862 used commercial vehicles in the first quarter of 2015, a 9.3% increase compared to 1,703 used commercial vehicles in the first quarter of 2014. This increase was primarily the result of acquisitions that occurred since the third quarter of 2014. We expect to sell approximately 8,500 to 9,500 used commercial vehicles in 2015. The volume of used commercial vehicle sales will be largely dependent upon our ability to acquire quality used commercial vehicles and maintain an adequate used commercial vehicle inventory throughout 2015.

Truck lease and rental revenues increased $6.8 million, or 16.6%, in the first quarter of 2015 compared to the first quarter of 2014. The increase in lease and rental revenue is primarily due to the increased number of units put into service in the lease and rental fleet during 2014 and the first quarter of 2015. We expect lease and rental revenue to increase 15% to 20% during 2015, compared to 2014 due to the increased number of units in the lease and rental fleet.

Finance and insurance revenues increased $0.5 million, or 11.1%, in the first quarter of 2015 compared to the first quarter of 2014. We expect finance and insurance revenue to fluctuate proportionately with our new and used commercial vehicle sales in 2015. Finance and insurance revenues have limited direct costs and, therefore, contribute a disproportionate share of our operating profits.

Other income increased $0.3 million, or 7.2% in the first quarter of 2015, compared to the first quarter of 2014. Other income consists primarily of the gain on sale realized on trucks from the lease and rental fleet, document fees related to commercial vehicle sales and income from Central California Truck and Trailer Sales, LLC (“CCTTS”), our joint venture.

Gross Profit

Gross profit increased $27.7 million, or 16.7%, in the first quarter of 2015, compared to the first quarter of 2014. Gross profit as a percentage of sales decreased to 16.2% in the first quarter of 2015, from 17.3% in the first quarter of 2014. This decrease in gross profit as a percentage of sales is a result of a change in our product sales mix. Commercial vehicle sales, a lower margin revenue item, increased as a percentage of total revenues to 67.0% in the first quarter of 2015, from 62.7% in the first quarter of 2014. Aftermarket Services revenues, a higher margin revenue item, decreased as a percentage of total revenues to 28.3% in the first quarter of 2015, from 32.2% in the first quarter of 2014.

Gross margins from our Aftermarket Services operations increased to 36.3% in the first quarter of 2015, from 35.7% in the first quarter of 2014. Gross profit from our Aftermarket Services operations increased to $122.3 million in the first quarter of 2015 from $110.3 million in the first quarter of 2014. Historically, gross margins on parts sales range from 27% to 28% and service and body shop operations range from 67% to 68%. Gross profits from parts sales represented 56% of total gross profit for Aftermarket Services operations in the first quarter of 2015 and 55% in the first quarter of 2014. Service and body shop operations represented 44% of total gross profit for Aftermarket Services operations in the first quarter of 2015 and 45% in the first quarter of 2014. We expect blended gross margins on Aftermarket Services operations to range from 35.0% to 36.0% in 2015.

Gross margins on Class 8 truck sales decreased to 6.8% in the first quarter of 2015, from 7.5% in the first quarter of 2014. This decrease is attributable to the sales mix in the first quarter of 2015, which consisted of more sales to fleet customers, a lower margin revenue item. In 2015, we expect overall gross margins from Class 8 truck sales of approximately 6.0% to 7.0%.

Gross margins on medium-duty commercial vehicle sales decreased to 5.2% in the first quarter of 2015, from 5.6% in the first quarter of 2014. For 2015, we expect overall gross margins from medium-duty commercial vehicle sales of approximately 5.0% to 5.5%, but this will largely depend upon the mix of purchasers and types of vehicles sold.

Gross margins on used commercial vehicle sales increased to 13.1% in the first quarter of 2015, from 9.3% in the first quarter of 2014. We expect margins on used commercial vehicles to range between 8.0% and 12.0% during 2015 depending upon general economic conditions and the availability of quality used vehicles.

Gross margins from truck lease and rental sales increased to 14.3% in the first quarter of 2015, from 12.4% in the first quarter of 2014. We expect gross margins from lease and rental sales of approximately 13.5% to 16.5% during 2015, as we expect to continue to grow our lease and rental fleet. Our policy is to depreciate our lease and rental fleet using a straight line method over each customer’s contractual lease term. The lease unit is depreciated to a residual value that approximates fair value at the expiration of the lease term. This policy results in reasonable gross margins while the unit is in service and a corresponding gain or loss on sale when the unit is sold at the end of the lease term.

Finance and insurance revenues and other income, as described above, have limited direct costs and, therefore, contribute a disproportionate share of gross profit.

Selling, General and Administrative Expenses

Selling, General and Administrative (“SG&A”) expenses increased $18.2 million, or 13.5%, in the first quarter of 2015, compared to the first quarter of 2014. SG&A expenses as a percentage of total revenue decreased to 12.8% in the first quarter of 2015, from 14.0% in the first quarter of 2014. SG&A expenses as a percentage of total revenues have historically ranged from 10.0% to 15.0%. In general, when new and used commercial vehicle revenues decrease as a percentage of total revenues, SG&A expenses as a percentage of total revenues will be at, or exceed, the higher end of this range. For 2015, we expect SG&A expenses as a percentage of total revenues to range from 12.0% to 14.0% and the selling portion of SG&A expenses to be approximately 25% to 30% of new and used commercial vehicle gross profit. In 2015, we expect the general and administrative portion of SG&A expenses to increase by approximately 8.0% to 12.0%.

Depreciation and Amortization Expense

Depreciation and amortization expense increased $1.2 million, or 13.3%, in the first quarter of 2015 compared to the first quarter of 2014. This increase is primarily due to the construction of new dealerships and dealership expansions.

Interest Expense, Net

Net interest expense decreased $0.2 million, or 6.1%, in the first quarter of 2015 compared to the first quarter of 2014. Net interest expense in 2015 will depend on inventory levels and the amount of cash available to make prepayments on our floor plan financing agreement with General Electric Capital Commercial, Inc. (the “GE Credit Agreement”).

Income before Income Taxes

As a result of the factors described above, income from continuing operations before income taxes increased $7.8 million, or 39.6%, in the first quarter of 2015 compared to the first quarter of 2014.

Income Taxes

Income taxes increased $3.0 million, or 39.5%, in the first quarter of 2015, compared to the first quarter of 2014. We provided for taxes at a 38.75% effective rate in the first quarter of 2015 and the first quarter of 2014. We expect our effective tax rate to be approximately 38% to 39% of pretax income in 2015.

Liquidity and Capital Resources

Our short-term cash requirements are primarily for working capital, inventory financing, the renovation and expansion of existing facilities and the construction or purchase of new facilities. Historically, these cash requirements have been met through the retention of profits, borrowings under our floor plan arrangements and bank financings. As of March 31, 2015, we had working capital of approximately $133.8 million, including $47.3 million in cash available to fund our operations. We believe that these funds are sufficient to meet our operating requirements for at least the next twelve months. From time to time, we utilize our excess cash on hand to pay down our outstanding borrowings under the GE Credit Agreement and the resulting interest earned is recognized as an offset to our gross interest expense under the credit agreement.

We have a secured line of credit that provides for a maximum borrowing of $17.5 million. There were no advances outstanding under this secured line of credit at March 31, 2015, however, $15.3 million was pledged to secure various letters of credit related to self-insurance products, leaving $2.2 million available for future borrowings as of March 31, 2015.

Our long-term real estate debt and floor plan financing agreements require us to satisfy various financial ratios such as the debt-to-worth ratio, leverage ratio and the fixed charge coverage ratio and certain requirements for tangible net worth and GAAP net worth. As of March 31, 2015, we were in compliance with all debt covenants related to debt secured by real estate and lease and rental units and our floor plan credit agreements. We do not anticipate any breach of the covenants in the foreseeable future.

We expect to purchase or lease trucks worth approximately $200.0 million for our leasing operations during 2015, depending on customer demand, all of which will be financed. We also expect to make capital expenditures for recurring items such as computers, shop tools and equipment and vehicles of approximately $18.0 million to $20.0 million during 2015.

We are currently under contracts to construct dealership facilities or remodel existing dealership facilities in San Antonio, Texas, at an estimated cost of $12.0 million, Odessa, Texas at an estimated cost of $10.9 million, Denver, Colorado at an estimated cost of $17.3 million, Cincinnati, Ohio at an estimated cost of $12.7 million, Columbus, Ohio at an estimated cost of $16.7 million and various other dealership facilities. These construction projects are estimated to continue through 2015. We are also under contract to purchase the dealership facility at our Rush Truck Center, Atlanta location for $6.0 million.

We anticipate funding our capital expenditures relating to the improvement and expansion of existing facilities and recurring expenses through our operating cash flows. We expect to fund the construction or purchase of new facilities through either our operating cash flows or by financing 70% to 80% of the appraised value of such facility.

On January 29, 2015, we announced that our Board of Directors authorized the repurchase, from time to time, of up to an aggregate of $40.0 million shares of Class A Common Stock and/or Class B Common Stock. The stock repurchase program extends the previous $40 million stock repurchase program that was announced on February 4, 2014 which was set to expire on February 3, 2015. During the first quarter of 2015, we purchased approximately $1.5 million of our Class B Common Stock under the repurchase program. Repurchases will be made at times and in amounts as we deem appropriate and will be made through open market transactions, privately negotiated transactions and other lawful means. The manner, timing and amount of any repurchases will be determined by us based on an evaluation of market conditions, stock price and other factors. The current stock repurchase program expires on February 3, 2016 and may be suspended or discontinued at any time. While the stock repurchase program does not obligate us to acquire any particular amount or class of common stock, we anticipate that it will be repurchasing primarily shares of our Class B Common Stock.

On May 4, 2015, we acquired certain assets of Yancey Truck Centers, LLC, which operated commercial vehicle dealerships in Albany, Blackshear, Tifton, Valdosta, Augusta, Columbus and Macon, Georgia.  These locations are operating as Rush Truck Centers and offer commercial vehicle sales, parts and service for International trucks.  The Albany location also includes an Idealease commercial vehicle rental and leasing business.  The transaction was valued at approximately $30.0 million, including real estate of $7.8 million, with the purchase price paid in cash.

We have no other material commitments for capital expenditures as of March 31, 2015, except that we will continue to purchase vehicles for our lease and rental division and authorize capital expenditures for improvement and expansion of our existing dealership facilities and construction or purchase of new facilities based on market opportunities.

Cash Flows

Cash and cash equivalents decreased by $144.2 million during the three months ended March 31, 2015, and decreased by $122.9 million during the three months ended March 31, 2014. The major components of these changes are discussed below.

Cash Flows from Operating Activities

Cash flows from operating activities include net income adjusted for non-cash items and the effects of changes in working capital. During the first quarter of 2015, operating activities resulted in net cash used in operations of $96.6 million. Net cash provided by operating activities primarily consisted of $16.8 million in net income, as well as non-cash adjustments related to depreciation and amortization of $34.0 million, deferred income taxes of $1.6 million, and stock-based compensation including tax benefit of $4.1 million. Cash used in operating activities included an aggregate of $150.5 million net change in operating assets and liabilities. Included in the net change in operating assets and liabilities were cash inflows of $11.9 from the decrease in prepaid expenses and other assets, net which were offset by cash outflows of $5.1 million from the net decrease in floor plan, trade, $84.9 million from increases in inventory, net of acquisitions, $34.8 million from an increase in accounts receivable, $31.3 million from decreases in accounts payable and accrued liabilities, and $6.3 million from a decrease in customer deposits. The majority of commercial vehicle inventory is financed through our floor plan credit agreements.

During the first quarter of 2014, operating activities resulted in net cash used by operations of $7.1 million. Cash used by operating activities was primarily impacted by the increase in inventories and receivables and the decrease in customer deposits and accrued liabilities, which was offset by the increase in trade payables and floor plan financing trade, net.

In June 2012, we entered into a wholesale financing agreement with Ford Motor Credit Company that provides for the financing of, and is collateralized by, our Ford new vehicle inventory. This wholesale financing agreement bears interest at a rate of Prime plus 150 basis points minus certain incentives and rebates; however, the prime rate is defined to be a minimum of 3.75%. As of March 31, 2015, the interest rate on the wholesale financing agreement was 5.25% before considering the applicable incentives. As of March 31, 2015, we had an outstanding balance of $74.3 million under the Ford Motor Credit Company wholesale financing agreement.

Cash Flows from Investing Activities

During the first quarter of 2015, cash used in investing activities was $109.9 million. Cash flows used in investing activities consist primarily of cash used for capital expenditures and business acquisitions. Capital expenditures of $82.5 million consisted primarily of purchases of property and equipment and improvements to our existing dealership facilities. Property and equipment purchases during the first quarter of 2015 consisted of $53.0 million for additional units for the rental and leasing operations, which was directly offset by borrowings of long-term debt. Cash used for business acquisitions was $27.8 million during the quarter ended March 31, 2015. See Note 10 of the Notes to Consolidated Financial Statements for a detailed discussion of the business acquisitions. We expect to purchase or lease trucks worth approximately $200.0 million for our leasing operations in 2015, depending on customer demand, all of which will be financed. During 2015, we expect to make capital expenditures for recurring items such as computers, shop equipment and vehicles of $18.0 million to $20.0 million.

During the first quarter of 2014, cash used in investing activities was $194.2 million. Capital expenditures consisted of purchases of property and equipment and improvements to our existing dealership facilities of $53.2 million. Property and equipment purchases during the first quarter of 2014 consisted of $38.1 million for additional units for rental and leasing operations, which was directly offset by borrowings of long-term debt. Cash used for business acquisitions was $143.1 million during the quarter ended March 31, 2014.

Cash Flows from Financing Activities

Cash flows from financing activities include borrowings and repayments of long-term debt and net proceeds of floor plan notes payable, non-trade. During the first quarter of 2015, we generated $62.3 million in net cash flow from financing activities, primarily related to borrowings of $39.2 million of long-term debt, $71.7 million from net draws on floor plan notes payable, non-trade and $1.6 million from the issuance of shares related to equity compensation plans. These cash inflows were partially offset by cash outflows of $48.3 million used for principal repayments of long-term debt and capital lease obligations and $1.5 million used to purchase 56,077 shares of Rush Class B common stock during the first quarter of 2015. The borrowings of long-term debt were primarily related to purchasing units for the rental and leasing operations.

During the first quarter of 2014, we generated $78.4 million in net cash flow from financing activities, primarily related to borrowings of $61.9 million of long-term debt, $45.2 million from net draws on floor plan notes payable, non-trade and $1.9 million from the issuance of shares related to equity compensation plans. These cash inflows were partially offset by cash outflows of $27.9 million used for principal repayments of long-term debt and capital lease obligations and $3.8 million used to purchase 158,624 shares of Rush Class B common stock during the first quarter of 2014. The borrowings of long-term debt were primarily related to purchasing units for the rental and leasing operations.

Most of our commercial vehicle purchases are made on terms requiring payment to the manufacturer within 15 days or less from the date the commercial vehicles are invoiced from the factory. During the first quarter of 2015, we financed the majority of all new commercial vehicle inventory and the loan value of our used commercial vehicle inventory under the GE Credit Agreement. On July 11, 2013, we entered into the third amendment to the GE Credit Agreement. The amendment increased the aggregate loan commitment to $750.0 million. Borrowings under the GE Credit Agreement bear interest at an annual rate equal to the three month LIBOR rate, determined on the last day of the prior month, plus 2.03% and are payable monthly.  In addition, we are required to pay a monthly working capital fee equal to 0.35% per annum multiplied by the amount of voluntary prepayments of new and used inventory loans. Loans under the GE Credit Agreement for the purchase of used inventory are limited to $150.0 million. Pursuant to the third amendment, the GE Credit Agreement expires July 11, 2016, although GE Capital has the right to terminate the GE Credit Agreement at any time upon 120 days’ written notice. We may terminate the GE Credit Agreement at any time, although if we do so we must pay a prepayment processing fee of (i) $7,500,000 if it terminates on or prior to July 11, 2015 or (ii) $300,000 if it terminates thereafter, subject in each case to specified limited exceptions. On March 31, 2015, we had approximately $713.5 million outstanding under the GE Credit Agreement. The average daily outstanding borrowings under the GE Credit Agreement were $673.0 million during the quarter ended March 31, 2015. Periodically, we utilize our excess cash on hand to pay down our outstanding borrowings under the GE Credit Agreement, and the resulting interest earned is recognized as an offset to our gross interest expense under the GE Credit Agreement.

Navistar Financial Corporation and Peterbilt offer trade terms that provide an interest-free inventory stocking period for certain new commercial vehicles.  If the commercial vehicle is not sold within the interest-free period, we then finance the commercial vehicle under the GE Credit Agreement.

Backlog

On March 31, 2015, our backlog of commercial vehicle orders was approximately $1,467.3 million as compared to a backlog of commercial vehicle orders of approximately $1,219.3 million on March 31, 2014. Our backlog is determined quarterly by multiplying the number of new commercial vehicles for each particular type of commercial vehicle ordered by a customer at our Rush Truck Centers by the recent average selling price for that type of commercial vehicle. We include only confirmed orders in our backlog. However, such orders are subject to cancellation. In the event of order cancellation, we have no contractual right to the total revenues reflected in our backlog. The delivery time for a custom-ordered commercial vehicle varies depending on the truck specifications and demand for the particular model ordered. We sell the majority of our new heavy-duty commercial vehicles by customer special order and we sell the majority of our medium- and light-duty commercial vehicles out of inventory. Orders from a number of our major fleet customers are included in our backlog as of March 31, 2015 and we expect to fill the majority of our backlog orders during 2015.

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

Cyclicality

Our business is dependent on a number of factors relating to general economic conditions, including fuel prices, interest rate fluctuations, credit availability, economic recessions, environmental and other government regulations and customer business cycles. Unit sales of new commercial vehicles have historically been subject to substantial cyclical variation based on these general economic conditions. According to data published by A.C.T. Research, in recent years total U.S. retail sales of new Class 8 trucks have ranged from a low of approximately 97,000 in 2009, to a high of approximately 291,000 in 2006. Through geographic expansion, concentration on higher margin Aftermarket Services and diversification of our customer base, we have taken steps to reduce the negative impact of adverse general economic conditions or cyclical trends affecting the heavy-duty truck industry on our earnings.

Off-Balance Sheet Arrangements

Other than operating leases, we do not have any obligation under any transaction, agreement or other contractual arrangement to which an entity unconsolidated with the Company is a party, that has or is reasonably likely to have a material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and that is material to investors.

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

In 2010, the Environmental Protection Agency (“EPA”) and the U.S. Department of Transportation (“DOT”) announced the first national standards to reduce greenhouse gas (“GHG”) emissions and improve fuel efficiency of heavy-duty trucks and buses beginning in model year 2014. The final rules, which were issued on September 15, 2011, began to apply in 2014, and will be fully implemented in model year 2017. The EPA and DOT have announced plans to extend these standards beyond model year 2018, but have not yet proposed regulations. We do not believe that the foregoing standards will negatively impact our business, however, future legislation or other new regulations that may be adopted to address GHG emissions may negatively impact our business. Additional regulations could result in increased compliance costs, additional operating restrictions or changes in demand for our products and services, which could have a material adverse effect on our business, financial condition and results of operations.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk.

Market risk represents the risk of loss that may impact the financial position, results of operations, or cash flows of the Company due to adverse changes in financial market prices, including interest rate risk, and other relevant market rate or price risks.

We are exposed to some market risk through interest rates related to our floor plan financing agreements, variable rate real estate debt and discount rates related to finance sales. The majority of floor plan debt and variable rate real estate debt is based on LIBOR. As of March 31, 2015, we had floor plan borrowings and variable interest rate real estate debt of approximately $977.4 million. Assuming an increase or decrease in LIBOR of 100 basis points, annual interest expense could correspondingly increase or decrease by approximately $9.8 million.

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

We are exposed to some market risk through interest rate swaps on some of our variable interest rate real estate debt. As of March 31, 2015, we had interest rate swaps with a total notional amount of $20.4 million. The swaps were designed to provide a hedge against changes in interest rates on some of our variable interest rate real estate debt. The swaps are collateralized by the underlying real estate. These interest rate swaps qualify for cash flow hedge accounting treatment and are considered effective. For additional information about the effect of our derivative instruments on the accompanying consolidated financial statements, see Note 6 – Financial Instruments and Fair Value of the Notes to Consolidated Financial Statements.

We are also exposed to some market risk through interest rates related to the investment of our current cash and cash equivalents which totaled $47.3 million on March 31, 2015. These funds are generally invested in variable interest rate instruments in accordance with our investment policy. As such instruments mature and the funds are reinvested, we are exposed to changes in market interest rates. This risk is mitigated by management’s ongoing evaluation of the best investment rates available for current and noncurrent high quality investments. If market interest rates were to increase or decrease immediately and uniformly by 100 basis points, our annual interest income could correspondingly increase or decrease by approximately $0.5 million.

In the past, we invested in interest-bearing short-term investments consisting of investment-grade auction rate securities classified as available-for-sale. Auctions for investment grade securities held by us have failed. The auction rate securities continue to pay interest in accordance with the terms of the underlying security; however, liquidity will be limited until there is a successful auction or until such time as other markets for these investments develop. As of March 31, 2015, we hold auction rate securities, with underlying tax-exempt municipal bonds that mature in 2030, that have a fair value of $6.9 million. Given the current market conditions in the auction rate securities market, if we determine that the fair value of these securities temporarily decreases by an additional 10%, our equity could correspondingly decrease by approximately $700,000. If it is determined that the fair value of these securities is other-than-temporarily impaired by 10%, we could record a loss on our Consolidated Statements of Income of approximately $700,000. For further discussion of the risks related to our auction rate securities, see Note 6 – Financial Instruments and Fair Value of the Notes to Consolidated Financial Statements.

ITEM 4. Controls and Procedures.

The Company, under the supervision and with the participation of management, including the Company’s principal executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the principal executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2015 to ensure that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) is accumulated and communicated to Company management, including the principal executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting that occurred during the three months ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. Risk Factors.

While we attempt to identify, manage and mitigate risks and uncertainties associated with our business to the extent practical under the circumstances, some level of risk and uncertainty will always be present. Item 1A, Part I of our 2014 Annual Report on Form 10-K (the “2014 Annual Report”) describes some of the risks and uncertainties associated with our business that have the potential to materially affect our business, financial condition or results of operations.

There has been no material change in our risk factors disclosed in our 2014 Annual Report.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Company did not make any unregistered sales of equity securities during the first quarter of 2015.

A summary of the repurchase activity for the Company’s first quarter of 2015 is as follows:

Period	Total Number of Shares Purchased (1)(2)(3)	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (3)
January 1 – January 31, 2015	25,367	$25.80	25,367	$27,712,361
February 1 – February 28, 2015	30,710	26.29	30,710	39,192,546
March 1 – March 31, 2015	˗	˗	˗	39,192,546
Total	56,077		56,077	39,192,546

 ______________

(1)	The calculation of the average price paid per share does not give effect to any fees, commissions or other costs associated with the repurchase of such shares.
(2)	The shares represent Class B Common Stock repurchased by the Company.
(3)	The Company repurchased shares under a stock repurchase program announced on February 4, 2014, which authorized the repurchase of up to $40.0 million of its shares of Class A Common Stock and/or Class B Common Stock. The stock repurchase program was set to expire on February 3, 2015. The Company announced an extension of the $40 million stock program on January 29, 2015, which terminates on February 3, 2016. During the first quarter of 2015, the Company purchased 25,367 shares of Class B Common Stock under the program announced February 4, 2014 and 30,710 shares of Class B Common Stock under the program announced January 29, 2015.

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

RUSH ENTERPRISES, INC.

Date: May 11, 2015	By:	/s/ W.M. “RUSTY” RUSH
W.M. “Rusty” Rush
President, Chief Executive Officer and
Chairman of the Board
(Principal Executive Officer)

Date: May 11, 2015	By:	/s/ STEVEN L. KELLER
Steven L. Keller
Senior Vice President, Chief Financial Officer and Treasurer
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