Form 10-Q
period 2015-06-30
RUSH ENTERPRISES INC \TX\
filed 2015-08-07
CIK 1012019

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

(X)          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [   ]                   No [X]

Indicated below is the number of shares outstanding of each of the issuer’s classes of common stock, as of August 1, 2015.

Title of Class	Number of Shares Outstanding
Class A Common Stock, $.01 Par Value	30,264,701
Class B Common Stock, $.01 Par Value	10,093,305

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

JUNE 30, 2015 AND DECEMBER 31, 2014

(In Thousands, Except Shares)

	June 30,	December 31,
	2015	2014
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$72,948	$191,463
Accounts receivable, net	174,392	170,027
Note receivable affiliate	9,797	8,168
Inventories, net	1,078,169	1,024,104
Prepaid expenses and other	11,153	28,312
Asset held for sale	5,053	5,053
Deferred income taxes, net	18,346	18,387
Total current assets	1,369,858	1,445,514
Investments	6,650	6,905
Property and equipment, net	1,028,685	923,080
Goodwill, net	285,975	265,145
Other assets, net	55,848	53,618
Total assets	$2,747,016	$2,694,262

Liabilities and shareholders’ equity
Current liabilities:
Floor plan notes payable	$871,418	$845,977
Current maturities of long-term debt	129,745	149,065
Current maturities of capital lease obligations	11,724	11,231
Liabilities directly associated with asset held for sale	5,680	6,160
Trade accounts payable	125,357	124,555
Customer deposits	19,696	44,879
Accrued expenses	91,862	92,743
Total current liabilities	1,255,482	1,274,610

Long-term debt, net of current maturities	456,294	429,189
Capital lease obligations, net of current maturities	49,640	46,019
Other long-term liabilities	5,397	4,470
Deferred income taxes, net	172,007	175,635

Shareholders’ equity:
Preferred stock, par value $.01 per share; 1,000,000 shares authorized; 0 shares outstanding in 2015 and 2014	–	–
Common stock, par value $.01 per share; 60,000,000 class A shares and 20,000,000 class B shares authorized; 30,205,415 class A shares and 10,093,305 class B shares outstanding in 2015; and 29,889,332 class A shares and 9,999,122 class B shares outstanding in 2014	429	424
Additional paid-in capital	281,290	272,486
Treasury stock, at cost: 2,616,657 class B shares in 2015 and 2,560,580 class B shares in 2014	(43,368)	(41,904)
Retained earnings	570,150	533,793
Accumulated other comprehensive loss, net of tax	(305)	(460)
Total shareholders’ equity	808,196	764,339
Total liabilities and shareholders’ equity	$2,747,016	$2,694,262

The accompanying notes are an integral part of these consolidated financial statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(In Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Revenues:
New and used truck sales	$917,878	$797,291	$1,718,072	$1,398,191
Parts and service	353,268	330,982	690,290	639,956
Lease and rental	49,297	44,057	97,089	85,046
Finance and insurance	5,678	5,256	10,209	9,332
Other	4,182	4,875	8,178	8,603
Total revenue	1,330,303	1,182,461	2,523,838	2,141,128
Cost of products sold:
New and used truck sales	856,274	738,851	1,600,534	1,296,993
Parts and service	222,225	212,016	436,922	410,719
Lease and rental	44,171	38,245	85,127	74,142
Total cost of products sold	1,122,670	989,112	2,122,583	1,781,854
Gross profit	207,633	193,349	401,255	359,274
Selling, general and administrative	161,309	149,260	313,936	283,705
Depreciation and amortization	10,829	9,177	20,823	17,995
Gain (loss) on sale of assets	65	20	(607)	104
Operating income	35,560	34,932	65,889	57,678
Interest expense, net	3,598	2,543	6,539	5,674
Income before taxes	31,962	32,389	59,350	52,004
Provision for income taxes	12,386	12,551	22,993	20,152
Net income	$19,576	$19,838	$36,357	$31,852

Earnings per common share:
Basic	$.49	$.50	$.91	$.81
Diluted	$.48	$.49	$.89	$.78

Weighted average shares outstanding:
Basic	40,275	39,751	40,171	39,544
Diluted	41,072	40,849	41,029	40,682

Comprehensive income	$19,659	$20,154	$36,512	$32,282

The accompanying notes are an integral part of these consolidated financial statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Six Months Ended
	June 30,

	2015	2014

Cash flows from operating activities:
Net income	$36,357	$31,852
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	69,809	59,298
Loss (gain) on sale of property and equipment	607	(104)
Stock-based compensation expense related to stock options and employee stock purchases	7,222	7,078
Deferred income tax benefit	(3,686)	(2,802)
Excess tax expense (benefit) from stock-based compensation	370	(4,306)
Acquired research and development	-	2,000
Change in accounts receivable, net	(4,681)	(55,700)
Change in inventories, net	(20,393)	(10,095)
Change in prepaid expenses and other, net	17,316	4,694
Change in trade accounts payable	802	5,766
(Payments) draws on floor plan notes payable – trade, net	(14,327)	19,903
Change in customer deposits	(25,183)	(26,130)
Change in accrued expenses	(1,866)	15,161

Net cash provided by operating activities	62,347	46,615

Cash flows from investing activities:
Acquisition of property and equipment	(164,203)	(116,204)
Proceeds from the sale of property and equipment	2,272	299
Business acquisitions	(57,906)	(147,269)
Proceeds from the sale of available for sale securities	275	150
Change in other assets	(2,349)	1,733

Net cash used in investing activities	(221,911)	(261,291)

Cash flows from financing activities:
Draws on floor plan notes payable – non-trade, net	39,768	73,344
Proceeds from long-term debt	84,968	114,210
Principal payments on long-term debt	(77,663)	(56,897)
Principal payments on capital lease obligations	(6,147)	(7,187)
Proceeds from issuance of shares relating to employee stock options and employee stock purchases	1,957	9,256
Excess tax benefits (expense) from stock-based compensation	(370)	4,306
Common stock repurchased	(1,464)	(8,698)

Net cash provided by financing activities	41,049	128,334

Net decrease in cash and cash equivalents	(118,515)	(86,342)

Cash and cash equivalents, beginning of period	191,463	217,305

Cash and cash equivalents, end of period	$72,948	$130,963

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$16,967	$14,460
Income taxes, net of refunds	$2,370	$5,425
Noncash investing activities:
Common stock issued related to business acquisition	$-	$2,000
Assets acquired under capital leases	$10,261	$6,415

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

2 – Other Assets

The capitalized costs, including capitalized interest, of the SAP enterprise software and SAP dealership management system are recorded in Other Assets on the Consolidated Balance Sheets in the amount of $37.6 million at June 30, 2015 and $38.5 million at December 31, 2014. These capitalized costs are net of accumulated amortization of $11.9 million at June 30, 2015 and $10.3 million at December 31, 2014. The SAP software is being amortized over a period of 15 years. The Company completed the conversion of all of its Rush Truck Centers and leasing operations to the SAP enterprise software and SAP dealership management system, except for two newly acquired locations in Effingham and Mount Vernon, Illinois, which will be converted in the third quarter of 2015.

Amortization expense relating to the SAP software, which is recognized in depreciation and amortization expense in the Consolidated Statement of Income, was $0.8 million for the three months ended June 30, 2015 and the three months ended June 30, 2014, and $1.6 million for the six months ended June 30, 2015 and the six months ended June 30, 2014. The Company estimates that amortization expense relating to the SAP software will be approximately $3.3 million for each of the next five succeeding years.

Our only significant identifiable intangible assets, other than goodwill, are rights under franchise agreements with manufacturers. The fair value of franchise rights is determined at the acquisition date by discounting the projected cash flows specific to each acquisition. The carrying value of our manufacturer franchise rights was $7.0 million at June 30, 2015 and December 31, 2014, and is included in Other Assets on the accompanying consolidated balance sheets. The Company has determined that manufacturer franchise rights have an indefinite life as there are no economic or other factors that limit their useful lives and they are expected to generate cash flows indefinitely due to the historically long lives of the manufacturers’ brand names. Furthermore, to the extent that any agreements evidencing manufacturer franchise rights have expiration dates, the Company expects that it will be able to renew those agreements in the ordinary course of business. Accordingly, the Company does not amortize manufacturer franchise rights.

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

No impairment write down was required in the fourth quarter of 2014. The Company cannot predict the occurrence of certain events that might adversely affect the reported value of manufacturer franchise rights in the future. However, no facts or circumstances were noted during the three months ended June 30, 2015 that would indicate impairment.

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

4 – Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share information):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Numerator:
Numerator for basic and diluted earnings per share –
Net income available to common shareholders	$19,576	$19,838	$36,357	$31,852

Denominator–
Denominator for basic earnings per share – weighted average shares outstanding	40,275	39,751	40,171	39,544
Effect of dilutive securities–
Employee and director stock options and restricted share awards	797	1,098	858	1,138
Denominator for diluted earnings per share – adjusted weighted average shares outstanding and assumed conversions	41,072	40,849	41,029	40,682

Basic earnings per common share	$.49	$.50	$.91	$.81
Diluted earnings per common share and common share equivalents	$.48	$.49	$.89	$.78

Options to purchase shares of common stock that were outstanding for the three months and six months ended June 30, 2015, and 2014, that were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Options	1,234	721	1,045	576
Total anti-dilutive securities	1,234	721	1,045	576

5 – Stock Options and Restricted Stock Awards

The Company accounts for stock-based compensation in accordance with Accounting Standards Codification (“ASC”) 718-10, “Compensation – Stock Compensation,” which requires the measurement and recognition of compensation expense for all share-based payment awards made to our employees and directors, including employee stock options, restricted share awards and employee stock purchases related to the Employee Stock Purchase Plan based on estimated fair values. Stock-based compensation expense, calculated using the Black-Scholes option-pricing model for employee stock options, and included in selling, general and administrative expense, was $3.5 million for the three months ended June 30, 2015, and $3.8 million for the three months ended June 30, 2014. Stock-based compensation expense, included in selling, general and administrative expense, for the six months ended June 30, 2015, was $7.2 million and for the six months ended June 30, 2014, was $7.1 million. As of June 30, 2015, there was $21.4 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements to be recognized over a weighted-average period of 2.8 years.

6 – Financial Instruments and Fair Value

The Company measures certain financial assets and liabilities at fair value on a recurring basis. Financial instruments consist primarily of cash, accounts receivable, accounts payable and floor plan notes payable. The carrying values of our financial instruments approximate fair value due to either their short-term nature or the existence of variable interest rates, which approximate market rates. Certain methods and assumptions were used by the Company in estimating the fair value of financial instruments at June 30, 2015, and December 31, 2014. The carrying value of current assets and current liabilities approximates the fair value due to the short maturity of these items.

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

The Company holds auction rate securities with underlying tax-exempt municipal bonds that mature in 2030 and have a fair value of $6.6 million and a cost basis of $7.2 million as of June 30, 2015, and a fair value of $6.9 million and a cost basis of $7.4 million as of December 31, 2014. The Company redeemed $275,000 of the auction rate securities, at par, during the second quarter of 2015. These bonds have credit wrap insurance and a credit rating of A by a major credit rating agency.

The Company valued the auction rate securities at June 30, 2015 using a discounted cash flow model based on the characteristics of the individual securities, which the Company believes yields the best estimate of fair value. The first step in the valuation included a credit analysis of the security which considered various factors, including the credit quality of the issuer, the instrument’s position within the capital structure of the issuing authority, and the composition of the authority’s assets including the effect of insurance and/or government guarantees. Next, the future cash flows of the instruments were projected based on certain assumptions regarding the auction rate market significant to the valuation, including that the auction rate market will remain illiquid and auctions will continue to fail, causing the interest rate to be the maximum applicable rate. This assumption resulted in discounted cash flow analysis being performed through 2019, the point at which the Company estimates the securities will be redeemed by the municipality. The projected cash flows were then discounted using the applicable yield curve plus a 225 basis point liquidity premium added to the applicable discount rate.

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

The table below presents disclosures about the auction rate securities measured at fair value on a recurring basis in the Company’s financial statements as follows (in thousands):

	At June 30, 2015			At December 31, 2014
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Investment in auction rate securities	$—	$—	$6,650	$—	$—	$6,905

	Cost Basis Amount	Gross Unrealized Loss In Accumulated OCI	Fair Value
June 30, 2015
Investment in auction rate securities	$7,150	$500	$6,650

December 31, 2014
Investment in auction rate securities	$7,425	$520	$6,905

 Interest Rate Swap Agreements

The Company has entered into swap agreements to hedge against the potential impact of increases in interest rates on its floating-rate debt instruments.  Swap agreements that hedge exposures to changes in interest rates expose the Company to credit risk and market risk.  Credit risk is the potential failure of the counterparty to perform under the terms of the swap agreement.  The Company attempts to minimize this risk by entering into transactions with high-quality counterparties.  Market risk is the potential adverse effect on the value of the swap agreement that results from a decline in interest rates.  The market risk associated with interest-rate contracts is managed by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken.

At June 30, 2015, the Company had an aggregate $5.1 million notional amount of interest rate swap contracts, which have been designated as cash flow hedges, to pay fixed rates of interest and receive a floating interest rate based on LIBOR. The fixed interest rates specified in the interest rate swap contracts became effective on or about January 1, 2012. The Company’s interest rate swaps qualify for cash flow hedge accounting treatment.  Unrealized gains or losses are recorded in Accumulated Other Comprehensive Income (Loss) on the Consolidated Balance Sheets. Realized gains and losses will be recognized in interest expense, if they occur. Amounts to be received or paid under the contracts will be recognized as interest expense over the life of the contracts. These swaps were effective during the three months ended June 30, 2015 and 2014.

The fair value of cash flow hedges is calculated as the present value of expected future cash flows, determined on the basis of forward interest rates and present value factors. As such, the carrying amounts for these swaps are designated to be Level 2 fair values and totaled $0 as of June 30, 2015. The carrying value of these swaps is included in Other Long-Term Liabilities on the accompanying Consolidated Balance Sheets as of December 31, 2014.

As of June 30, 2015, the Company was party to derivative financial instruments, as described in the following table (in thousands):

Agreement	Notional Amount	Fixed Interest Rate	Underlying Rate	Expiration Date	Fair Value
Interest Rate Swap	$1,667	5.075%	3 month LIBOR	July 1, 2015	—
Interest Rate Swap	3,444	5.075%	3 month LIBOR	July 1, 2015	—

Derivative instruments are on the accompanying Consolidated Balance Sheets and Consolidated Statements of Income and Comprehensive Income as follows (in thousands):

		Fair Value at

Derivative Liabilities Designated as Hedging Instruments	Balance Sheet Location	June 30, 2015	December 31, 2014

Interest Rate Swaps	Other Long-Term Liabilities	$—	$235

	Gain (Loss) Recognized in OCI on Derivatives (Effective Portion) during the Three Months Ended		Location of Loss	Loss Reclassified from Accumulated OCI into Income (Effective Portion) during the Three Months Ended
	June 30, 2015	June 30, 2014	Reclassified into Income	June 30, 2015	June 30, 2014
Interest rate swaps	$117	$184	Interest Expense	$(26)	$(47)

	Gain (Loss) Recognized in OCI on Derivatives (Effective Portion) during the Six Months Ended		Location of Loss	Loss Reclassified from Accumulated OCI into Income (Effective Portion) during the Six Months Ended
	June 30, 2015	June 30, 2014	Reclassified into Income	June 30, 2015	June 30, 2014
Interest rate swaps	$235	$371	Interest Expense	$(55)	$(111)

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

The following table contains summarized information about reportable segment revenue, segment income or loss from continuing operations and segment assets for the periods ended June 30, 2015, and 2014 (in thousands):

	Truck Segment	All Other	Total

As of and for the three months ended June 30, 2015
Revenues from external customers	$1,326,360	$3,943	$1,330,303
Segment income (loss) before taxes	32,159	(197)	31,962
Segment assets	2,715,032	31,984	2,747,016

As of the six months ended June 30, 2015
Revenues from external customers	$2,516,347	$7,491	$2,523,838
Segment income (loss) before taxes	59,911	(561)	59,350

As of and for the three months ended June 30, 2014
Revenues from external customers	$1,177,306	$5,155	$1,182,461
Segment income loss before taxes	32,112	277	32,389
Segment assets	2,321,639	31,925	2,353,564

As of the six months ended June 30, 2014
Revenues from external customers	$2,131,936	$9,192	$2,141,128
Segment income (loss) before taxes	52,093	(89)	52,004

8 – Income Taxes

The Company had unrecognized income tax benefits totaling $1.5 million as a component of accrued liabilities at June 30, 2015 and December 31, 2014, the total of which, if recognized, would impact its effective tax rate. An unfavorable settlement may require a charge to income tax expense and a favorable resolution would be recognized as a reduction to income tax expense. The Company recognizes interest accrued related to unrecognized tax benefits in income tax expense. No amounts were accrued for penalties. The Company had approximately $98,500 accrued for the payment of interest at June 30, 2015 and December 31, 2014.

The Company does not anticipate a significant change in the amount of unrecognized tax benefits in the next 12 months. As of June 30, 2015, the tax years ended December 31, 2011 through 2014 remained subject to audit by federal tax authorities and the tax years ended December 31, 2010 through 2014 remained subject to audit by state tax authorities.

9 – Accumulated Other Comprehensive Income (Loss)

The following tables show the components of accumulated other comprehensive loss, net of tax (in thousands):

	Three Months Ended June 30, 2015

	Cash Flow Swaps	Available for Sale Securities	Total
Balance at March 31, 2015	$(71)	$(317)	$(388)
Change in fair value	117	19	136
Income tax deferred	(46)	(7)	(53)
Balance at June 30, 2015	$—	$(305)	$(305)

	Three Months Ended June 30, 2014

	Cash Flow Swaps	Available for Sale Securities	Total
Balance at March 31, 2014	$(510)	$(578)	$(1,088)
Change in fair value	184	334	518
Income tax deferred	(72)	(130)	(202)
Balance at June 30, 2014	$(398)	$(374)	$(772)

	Six Months Ended June 30, 2015

	Cash Flow Swaps	Available for Sale Securities	Total
Balance at December 31, 2014	$(143)	$(317)	$(460)
Change in fair value	235	19	254
Income tax deferred	(92)	(7)	(99)
Balance at June 30, 2015	$—	$(305)	$(305)

	Six Months Ended June 30, 2014

	Cash Flow Swaps	Available for Sale Securities	Total
Balance at December 31, 2013	$(624)	$(578)	$(1,202)
Change in fair value	371	334	705
Income tax deferred	(145)	(130)	(275)
Balance at June 30, 2014	$(398)	$(374)	$(772)

The following table shows the amount of loss reclassified from accumulated other comprehensive loss into earnings (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Losses on cash flow swaps to:
Interest expense	$(26)	$(47)	$(55)	$(111)
Income tax benefit	10	18	21	43
Total reclassifications	$(16)	$(29)	$(34)	$(68)

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

On May 4, 2015, we acquired certain assets of Yancey Truck Centers, LLC, which operated commercial vehicle dealerships in Albany, Blackshear, Tifton, Valdosta, Augusta, Columbus and Macon, Georgia.  These locations are operating as Rush Truck Centers and offer commercial vehicle sales, parts and service for International trucks.  The acquisition also included an Idealease commercial vehicle rental and leasing business.

The purchase price for the assets, goodwill, franchise rights and dealership properties was approximately $30.1 million, which was paid in cash. The operations of Yancey Truck Centers, LLC are included in the accompanying consolidated financial statements from the date of the acquisition. The preliminary purchase price was allocated based on the fair values of the assets at the date of acquisition as follows (in thousands):

Goodwill	$11,670
Property and equipment	11,316
Inventory	7,206
Other	85
Accrued expenses	(220)

Total	$30,057

As the value of certain assets and liabilities are preliminary in nature, they are subject to adjustment as additional information is obtained about the facts and circumstances that existed at the acquisition date. All of the goodwill acquired in the Yancey Truck Centers LLC acquisition will be amortized over 15 years for tax purposes.

11 – New Accounting Pronouncement

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers, which provides a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most current revenue recognition guidance.  The standard is effective for public entities for annual and interim periods beginning after December 15, 2017.  Early adoption is permitted as of one year prior to the current effective date. The guidance permits two implementation approaches, one requiring retrospective application of the new standard with restatement of prior years and one requiring prospective application of the new standard with disclosure of results under old standards. The effects of this standard on the Company’s financial position, results of operations and cash flows are not yet known.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements contained in this Form 10-Q (or otherwise made by the Company or on the Company’s behalf from time to time in other reports, filings with the Securities and Exchange Commission (“SEC”), news releases, conferences, website postings or otherwise) that are not statements of historical fact constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Exchange Act of 1934, as amended (the “Exchange Act”), notwithstanding that such statements are not specifically identified. Forward-looking statements include statements about the Company’s financial position, business strategy and plans and objectives of management of the Company for future operations. These forward-looking statements reflect the best judgments of the Company about the future events and trends based on the beliefs of the Company’s management as well as assumptions made by and information currently available to the Company’s management. Use of the words “may,” “should,” “continue,” “plan,” “potential,” “anticipate,” “believe,” “estimate,” “expect” and “intend” and words or phrases of similar import, as they relate to the Company or its subsidiaries or Company management, are intended to identify forward-looking statements but are not the exclusive means of identifying such statements. Forward-looking statements reflect our current view of the Company with respect to future events and are subject to risks and uncertainties that could cause actual results to differ materially from those in such statements. Please read Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, for a discussion of certain of those risks. Other unknown or unpredictable factors could also have a material adverse effect on future results. Although the Company believes that its expectations are reasonable as of the date of this Form 10-Q, it can give no assurance that such expectations will prove to be correct. The Company does not intend to update or revise any forward-looking statements unless securities laws require it to do so, and the Company undertakes no obligation to publicly release any revisions to forward-looking statements, whether because of new information, future events or otherwise.

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

Results of Operations

The following discussion and analysis includes the Company’s historical results of operations for the three months and six months ended June 30, 2015 and 2014.

The following table sets forth certain financial data as a percentage of total revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue
New and used truck sales	69.0%	67.4%	68.1%	65.3%
Parts and service	26.6	28.0	27.4	29.9
Lease and rental	3.7	3.7	3.8	4.0
Finance and insurance	0.4	0.5	0.4	0.4
Other	0.3	0.4	0.3	0.4
Total revenues	100.0	100.0	100.0	100.0
Cost of products sold	84.4	83.6	84.1	83.2
Gross profit	15.6	16.4	15.9	16.8
Selling, general and administrative	12.1	12.6	12.5	13.3
Depreciation and amortization	0.8	0.8	0.8	0.8
Gain on sale of assets	0.0	0.0	0.0	0.0
Operating income	2.7	3.0	2.6	2.7
Interest expense, net	0.3	0.2	0.3	0.3
Income before income taxes	2.4	2.8	2.3	2.4
Provision for income taxes	0.9	1.1	0.9	0.9
Net income	1.5%	1.7%	1.4%	1.5%

The following table sets forth for the periods indicated the percent of gross profit by revenue source:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Gross Profit:
New and used commercial vehicle sales	29.7%	30.2%	29.3%	28.2%
Parts and service sales	63.1	61.6	63.1	63.8
Lease and rental	2.5	3.0	3.0	3.0
Finance and insurance	2.7	2.7	2.6	2.6
Other	2.0	2.5	2.0	2.4
Total gross profit	100.0%	100.0%	100.0%	100.0%

The following table sets forth the unit sales and revenue for new heavy-duty, new medium-duty, new light-duty and used commercial vehicles and the absorption ratio (revenue in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	% Change	2015	2014	% Change
Vehicle unit sales:
New heavy-duty vehicles	4,702	3,642	29.1%	8,776	6,330	38.6%
New medium-duty vehicles	2,902	2,976	-2.5%	5,588	4,942	13.1%
New light-duty vehicles	457	489	-6.5%	835	975	-14.4%
Total new vehicle unit sales	8,061	7,107	13.4%	15,199	12,247	24.1%

Used vehicles	2,009	2,021	-0.6%	3,871	3,724	3.9%

Vehicle revenue:
New heavy-duty vehicles	$602.0	$487.3	23.5%	$1,114.9	$860.4	29.6%
New medium-duty vehicles	202.2	206.5	-2.1%	390.9	347.4	12.5%
New light-duty vehicles	16.6	15.0	10.7%	29.5	30.7	-3.9%
Total new vehicle revenue	$820.8	$708.8	15.8%	$1,535.3	$1,238.5	24.0%

Used vehicle revenue	$90.5	$84.5	7.1%	$171.0	$151.6	12.8%

Other vehicle revenue:(1)	$6.6	$4.0	65.0%	$11.8	$8.1	45.7%

Absorption ratio:	118.9%	120.0%	-0.9%	117.1%	115.7%	1.2%

(1) Includes sales of truck bodies, trailers and other new equipment.

Key Performance Indicator

Absorption Ratio

Management uses several performance metrics to evaluate the performance of our commercial vehicle dealerships and considers Rush Truck Centers’ “absorption ratio” to be of critical importance. Absorption ratio is calculated by dividing the gross profit from the parts, service and body shop (collectively, “Aftermarket Services”) departments by the overhead expenses of all of a dealership’s departments, except for the selling expenses of the new and used commercial vehicle departments and carrying costs of new and used commercial vehicle inventory. When 100% absorption is achieved, all of the gross profit from the sale of a commercial vehicle, after sales commissions and inventory carrying costs, directly impacts operating profit. In 1999, our commercial vehicle dealerships’ absorption ratio was approximately 80%. Since 1999, we have made a concerted effort to increase our absorption ratio. Our commercial vehicle dealerships achieved a 118.9% absorption ratio for the second quarter of 2015, and 120.0% absorption ratio for the second quarter of 2014.

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

Our strong financial performance continued in the second quarter. We outpaced the industry in U.S. Class 8 truck sales, despite the decline in truck sales to our customers in the energy sector. We also increased Aftermarket Services revenues compared to the second quarter of 2014.

Our Class 8 new truck sales this quarter included increased deliveries to large over-the-road fleets. New and used stock truck sales also increased this quarter as a result of our large inventory of vehicles throughout the country.

Our ability to meet the needs of a wide array of customers, combined with the geographic diversity of our dealership network, has allowed us to offset the significant decline in new truck sales to our customers in the energy sector. We expect our Class 8 truck sales to remain flat or to decrease slightly in the third quarter because truck order intake slowed in the first half of 2015. We expect both Class 4 through 7 and used truck sales to remain steady through the third quarter.

Revenues

Revenues increased $147.8 million, or 12.5%, in the second quarter of 2015 compared to the second quarter of 2014.

Our Aftermarket Services revenues increased $22.3 million, or 6.7%, in the second quarter of 2015 compared to the second quarter of 2014. This increase was the result of acquisitions since the first half of 2014 and continued strong demand for repair and maintenance of vehicles.   While we expect our Aftermarket Services revenues to increase slightly during 2015 compared to 2014, we believe Aftermarket Services will continue to be negatively impacted by the decrease in activity in the energy sector.

Revenues from sales of new and used commercial vehicles increased $120.6 million, or 15.1%, in the second quarter of 2015 compared to the second quarter of 2014.

We sold 4,702 heavy-duty trucks in the second quarter of 2015, a 29.1% increase compared to 3,642 heavy-duty trucks in the second quarter of 2014. According to A.C.T. Research Co., LLC (“A.C.T. Research”), a truck industry data and forecasting service provider, the U.S. Class 8 truck market increased 22.0% in the second quarter of 2015 compared to the second quarter of 2014. A.C.T. Research currently predicts U.S. retail sales of Class 8 trucks of approximately 267,000 units in 2015, 247,500 units in 2016, and 212,000 units in 2017, compared to approximately 224,000 units in 2014. Our share of the U.S. Class 8 truck sales market was approximately 7.1% in 2014. We expect our market share to range between 6.0% and 6.5% of the U.S. Class 8 truck sales in 2015. This market share percentage would result in the sale of approximately 16,000 to 17,250 of Class 8 trucks in 2015 based on A.C.T. Research’s current U.S. retail sales estimate of 267,000 units.

We sold 2,902 Class 4 through 7 commercial vehicles, including 183 buses, in the second quarter of 2015, a 2.5% decrease compared to 2,976 medium-duty commercial vehicles, including 564 buses, in the second quarter of 2014. A.C.T. Research estimates that unit sales of Class 4 through 7 commercial vehicles in the U.S. increased approximately 3.0% in the second quarter of 2015, compared to the second quarter of 2014. A.C.T. Research currently predicts U.S. retail sales of Class 4 through 7 medium-duty commercial vehicles of approximately 209,700 units in 2015, 216,600 units in 2016, and 229,600 in 2017. In 2014, we achieved a 4.9% share of the Class 4 through 7 commercial vehicle sales market in the U.S. We expect our market share to range between 5.0% and 5.5% of the U.S. Class 4 through 7 commercial vehicle sales in 2015. This market share percentage would result in the sale of approximately 10,400 to 11,500 of Class 4 through 7 commercial vehicles in 2015 based on A.C.T. Research’s current U.S. retail sales estimates of 209,700 units.

We sold 457 light-duty vehicles in the second quarter of 2015, a 6.5% decrease compared to 489 light-duty vehicles in the second quarter of 2014. We expect to sell approximately 1,600 to 2,000 light-duty vehicles in 2015.

We sold 2,009 used commercial vehicles in the second quarter of 2015, a 0.6% decrease compared to 2,021 used commercial vehicles in the second quarter of 2014. We expect to sell approximately 8,000 to 8,500 used commercial vehicles in 2015. The volume of used commercial vehicle sales will be largely dependent upon our ability to acquire quality used commercial vehicles and maintain an adequate used commercial vehicle inventory throughout 2015.

Truck lease and rental revenues increased $5.2 million, or 11.9%, in the second quarter of 2015 compared to the second quarter of 2014. The increase in lease and rental revenue is primarily due to the increased number of units put into service in the lease and rental fleet during 2014 and the first quarter of 2015. We expect lease and rental revenue to increase 15% to 20% during 2015, compared to 2014 due to the increased number of units in the lease and rental fleet.

Finance and insurance revenues increased $0.4 million, or 8.0%, in the second quarter of 2015 compared to the second quarter of 2014. We expect finance and insurance revenue to fluctuate proportionately with our new and used commercial vehicle sales in 2015. Finance and insurance revenues have limited direct costs and, therefore, contribute a disproportionate share of our operating profits.

Gross Profit

Gross profit increased $14.3 million, or 7.4%, in the second quarter of 2015, compared to the second quarter of 2014. Gross profit as a percentage of sales decreased to 15.6% in the second quarter of 2015, from 16.4% in the second quarter of 2014. This decrease in gross profit as a percentage of sales is a result of a change in our product sales mix. Commercial vehicle sales, a lower margin revenue item, increased as a percentage of total revenues to 69.0% in the second quarter of 2015, from 67.4% in the second quarter of 2014. Aftermarket Services revenues, a higher margin revenue item, decreased as a percentage of total revenues to 26.6% in the second quarter of 2015, from 28.0% in the second quarter of 2014.

Gross margins from our Aftermarket Services operations increased to 37.1% in the second quarter of 2015, from 35.9% in the second quarter of 2014. Gross profit from our Aftermarket Services operations increased to $131.0 million in the second quarter of 2015 from $119.0 million in the second quarter of 2014. Historically, gross margins on parts sales range from 27% to 28% and gross margins on service and body shop operations range from 67% to 68%. Gross profits from parts sales represented 56% of total gross profit for Aftermarket Services operations in the second quarter of 2015 and 54% in the second quarter of 2014. Service and body shop operations represented 44% of total gross profit for Aftermarket Services operations in the second quarter of 2015 and 46% in the second quarter of 2014. We expect blended gross margins on Aftermarket Services operations to range from 35.0% to 37.0% in 2015.

Gross margins on Class 8 truck sales decreased to 6.6% in the second quarter of 2015, from 7.6% in the second quarter of 2014. This decrease is attributable to the sales mix in the second quarter of 2015, which consisted of more sales to over-the-road fleet customers, a lower margin revenue item. In 2015, we expect overall gross margins from Class 8 truck sales of approximately 6.0% to 7.0%.

Gross margins on medium-duty commercial vehicle sales increased to 5.7% in the second quarter of 2015, from 5.6% in the second quarter of 2014. For 2015, we expect overall gross margins from medium-duty commercial vehicle sales of approximately 5.0% to 5.5%, but this will largely depend upon the mix of purchasers and types of vehicles sold.

Gross margins on used commercial vehicle sales decreased to 10.6% in the second quarter of 2015, from 10.7% in the second quarter of 2014. We expect margins on used commercial vehicles to range between 8.0% and 10.0% during 2015 depending upon general economic conditions and the availability of quality used vehicles.

Gross margins from truck lease and rental sales decreased to 10.4% in the second quarter of 2015, from 13.2% in the second quarter of 2014. This decrease is primarily related to the decrease in activity in the energy sector. We expect gross margins from lease and rental sales of approximately 12.0% to 14.0% during 2015, as we expect to continue to expand our lease and rental fleet. Our policy is to depreciate our lease and rental fleet using a straight line method over each customer’s contractual lease term. The lease unit is depreciated to a residual value that approximates fair value at the expiration of the lease term. This policy results in reasonable gross margins while the unit is in service and a corresponding gain or loss on sale when the unit is sold at the end of the lease term.

Finance and insurance revenues and other income, as described above, have limited direct costs and, therefore, contribute a disproportionate share of gross profit.

Selling, General and Administrative Expenses

Selling, General and Administrative (“SG&A”) expenses increased $12.0 million, or 8.1%, in the second quarter of 2015, compared to the second quarter of 2014. SG&A expenses as a percentage of total revenue decreased to 12.1% in the second quarter of 2015, from 12.6% in the second quarter of 2014. SG&A expenses as a percentage of total revenues have historically ranged from 10.0% to 15.0%. In general, when new and used commercial vehicle revenues decrease as a percentage of total revenues, SG&A expenses as a percentage of total revenues will be at, or exceed, the higher end of this range. For 2015, we expect SG&A expenses as a percentage of total revenues to range from 12.0% to 14.0% and the selling portion of SG&A expenses to be approximately 25% to 30% of new and used commercial vehicle gross profit. In 2015, we expect the general and administrative portion of SG&A expenses to increase by approximately 8.0% to 11.0%.

Depreciation and Amortization Expense

Depreciation and amortization expense increased $1.7 million, or 18.0%, in the second quarter of 2015, compared to the second quarter of 2014. This increase is primarily due to the construction of new dealerships and dealership expansions.

Interest Expense, Net

Net interest expense increased $1.1 million, or 41.5%, in the second quarter of 2015 compared to the second quarter of 2014. Net interest expense in 2015 will depend on inventory levels and the amount of cash available to make prepayments on our floor plan financing agreement with General Electric Capital Commercial, Inc. (the “GE Credit Agreement”).

Income before Income Taxes

As a result of the factors described above, income before income taxes decreased $0.4 million, or 1.3% in the second quarter of 2015, compared to the second quarter of 2014.

Income Taxes

Income taxes decreased $0.2 million, or 1.3%, in the second quarter of 2015, compared to the second quarter of 2014. We provided for taxes at a 38.75% effective rate in the second quarter of 2015 and the second quarter of 2014. We expect our effective tax rate to be approximately 38% to 39% of pretax income in 2015.

Six Months Ended June 30, 2015, Compared to Six Months Ended June 30, 2014

Unless otherwise stated below, our variance explanations and future expectations with regard to the items discussed in this section are set forth in the discussion of the “Three Months Ended June 30, 2015, Compared to Three Months Ended June 30, 2014.”

Revenues increased $382.7 million, or 17.9%, in the first six months of 2015, compared to the first six months of 2014. Sales of new and used commercial vehicles increased $319.9 million, or 22.9%, in the first six months of 2015, compared to the first six months of 2014.

Aftermarket Services revenues increased $50.3 million, or 7.9%, in the first six months of 2015, compared to the first six months of 2014.

We sold 8,776 heavy-duty trucks in the first six months of 2015, a 38.6% increase compared to 6,330 heavy-duty trucks in the first six months of 2014. According to A.C.T. Research, retail sales in the U.S. Class 8 truck market increased 23.0% in the first six months of 2015, compared to the first six months of 2014.

We sold 5,588 medium-duty commercial vehicles, including 452 buses, in the first six months of 2015. This represented a 13.1% increase compared to 4,942 medium-duty commercial vehicles, including 807 buses, in the first six months of 2014. A.C.T. Research estimates that unit sales of Class 4 through 7 commercial vehicles in the U.S increased approximately 7.0% in the first six months of 2015, compared to the first six months of 2014.

We sold 3,871 used commercial vehicles in the first six months of 2015, a 3.9% increase compared to 3,724 used commercial vehicles in the first six months of 2014.

Truck lease and rental revenues increased $12.0 million, or 14.2%, in the first six months of 2015, compared to the first six months of 2014.

Finance and insurance revenues increased $0.9 million, or 9.4%, in the first six months of 2015, compared to the first six months of 2014.

Gross Profit

Gross profit increased $42.0 million, or 11.7%, in the first six months of 2015, compared to the first six months of 2014. Gross profit as a percentage of sales decreased to 15.9% in the first six months of 2015, from 16.8% in the first six months of 2014.

Gross margins from Aftermarket Services operations increased to 36.7% in the first six months of 2015, from 35.8% in the first six months of 2014. Gross profit for Aftermarket Services was $253.4 million in the first six months of 2015, compared to $229.3 million in the first six months of 2014. Gross profits from parts sales represented 56% of total gross profit for Aftermarket Services operations in the first six months of 2015 and the first six months of 2014. Service and body shop operations represented 44% of total gross profit for Aftermarket Services operations in the first six months of 2015 and the first six months of 2014.

Gross margins on Class 8 truck sales decreased to 6.7% in the first six months of 2015, from 7.5% in the first six months of 2014.

Gross margins on medium-duty commercial vehicle sales decreased to 5.4% in the first six months of 2015, from 5.6% in the first six months of 2014.

Gross margins on used commercial vehicle sales increased to 11.8% in the first six months of 2015, from 10.1% in the first six months of 2014.

Gross margins from truck lease and rental sales decreased to 12.3% in the first six months of 2015, from approximately 12.8% in the first six months of 2014.

Finance and insurance revenues and other income, as described above, has limited direct costs and, therefore, contributes a disproportionate share of gross profit.

Selling, General and Administrative Expenses

SG&A expenses increased $30.2 million, or 10.7%, in the first six months of 2015, compared to the first six months of 2014. SG&A expenses as a percentage of sales was 12.4% in the first six months of 2015, and 13.3% in the first six months of 2014.

Depreciation and Amortization Expense

Depreciation and amortization expense increased $2.8 million, or 15.7%, in the first six months of 2015 compared to 2014.

Interest Expense, Net

Net interest expense increased $0.9 million, or 15.2%, in the first six months of 2015, compared to the first six months of 2014.

Income before Income Taxes

Income before income taxes increased $7.3 million, or 14.1%, in the first six months of 2015, compared to the first six months of 2014.

Provision for Income Taxes

Income taxes increased $2.8 million, or 14.1%, in the first six months of 2015, compared to the first six months of 2014. We provided for taxes at a 38.75% rate in the first six months of 2015 and the first six months of 2014.

Liquidity and Capital Resources

Our short-term cash requirements are primarily for working capital, inventory financing, the renovation and expansion of existing facilities and the construction or purchase of new facilities. Historically, these cash requirements have been met through the retention of profits, borrowings under our floor plan arrangements and bank financings. As of June 30, 2015, we had working capital of approximately $114.4 million, including $72.9 million in cash available to fund our operations. We believe that these funds are sufficient to meet our operating requirements for at least the next twelve months. From time to time, we utilize our excess cash on hand to pay down our outstanding borrowings under the GE Credit Agreement, and the resulting interest earned is recognized as an offset to our gross interest expense under the credit agreement.

We have a secured line of credit that provides for a maximum borrowing of $17.5 million. There were no advances outstanding under this secured line of credit at June 30, 2015, however, $15.3 million was pledged to secure various letters of credit related to self-insurance products, leaving $2.2 million available for future borrowings as of June 30, 2015.

Our long-term real estate debt and floor plan financing agreements require us to satisfy various financial ratios such as the debt-to-worth ratio, leverage ratio and the fixed charge coverage ratio and certain requirements for tangible net worth and GAAP net worth. As of June 30, 2015, we were in compliance with all debt covenants related to debt secured by real estate and lease and rental units and our floor plan credit agreements. We do not anticipate any breach of the covenants in the foreseeable future.

We expect to purchase or lease trucks worth approximately $200.0 million for our leasing operations during 2015, depending on customer demand, all of which will be financed. We also expect to make capital expenditures for recurring items such as computers, shop tools and equipment and vehicles of approximately $18.0 million to $20.0 million during 2015.

We are currently under contracts to construct dealership facilities in San Antonio, Texas, at an estimated cost of $12.0 million, Odessa, Texas at an estimated cost of $10.9 million, Denver, Colorado at an estimated cost of $17.3 million, Cincinnati, Ohio at an estimated cost of $12.7 million, Columbus, Ohio at an estimated cost of $16.7 million. We are also under contract to expand or remodel various other dealership facilities. These construction projects are estimated to continue through 2015.

We are currently under contract to purchase a new corporate aircraft for $10.0 million plus the trade-in of the existing corporate aircraft which has a book value of $5.1 million at June 30, 2015.

On May 4, 2015, we acquired certain assets of Yancey Truck Centers, LLC, which operated commercial vehicle dealerships in Albany, Blackshear, Tifton, Valdosta, Augusta, Columbus and Macon, Georgia.  These locations are operating as Rush Truck Centers and offer commercial vehicle sales, parts and service for International trucks.  We also acquired an Idealease commercial vehicle rental and leasing business.  The purchase price for the assets, goodwill, franchise rights and dealership properties was approximately $30.1 million, which was paid in cash.

On January 29, 2015, we announced that our Board of Directors authorized the repurchase, from time to time, of up to an aggregate of $40.0 million shares of Class A Common Stock and/or Class B Common Stock. The stock repurchase program extends the previous $40 million stock repurchase program that was announced on February 4, 2014 which was set to expire on February 3, 2015. During the second quarter of 2015, we did not purchase our Class B Common Stock under the repurchase program. Repurchases will be made at times and in amounts as we deem appropriate and will be made through open market transactions, privately negotiated transactions and other lawful means. The manner, timing and amount of any repurchases will be determined by us based on an evaluation of market conditions, stock price and other factors. The current stock repurchase program expires on February 3, 2016 and may be suspended or discontinued at any time. While the stock repurchase program does not obligate us to acquire any particular amount or class of common stock, we anticipate that we will be repurchasing primarily shares of our Class B Common Stock.

We anticipate funding the capital expenditures for the improvement and expansion of existing facilities and recurring expenses through our operating cash flows. We expect to fund the construction or purchase of new facilities through our operating cash flows or by financing 70% to 80% of the appraised value of such facility.

We have no other material commitments for capital expenditures as of June 30, 2015, except that we will continue to purchase vehicles for our lease and rental division and authorize capital expenditures for improvement and expansion of our existing dealership facilities and construction or purchase of new facilities based on market opportunities.

Cash Flows

Cash and cash equivalents decreased by $118.5 million during the six months ended June 30, 2015, and decreased by $86.3 million during the six months ended June 30, 2014. The major components of these changes are discussed below.

Cash Flows from Operating Activities

Cash flows from operating activities include net income adjusted for non-cash items and the effects of changes in working capital. During the first six months of 2015, operating activities resulted in net cash provided by operations of $62.3 million. Net cash provided by operating activities primarily consisted of $36.4 million in net income, as well as non-cash adjustments related to depreciation and amortization of $69.8 million, and stock-based compensation, including tax benefit, of $7.6 million. Cash used in operating activities included an aggregate of $48.3 million net change in operating assets and liabilities. Included in the net change in operating assets and liabilities were cash inflows of $17.3 from the decrease in prepaid expenses and other assets, net which were offset by cash outflows of $14.3 million from the net decrease in floor plan, trade, $20.3 million from increases in inventory, net of acquisitions, $4.7 million from an increase in accounts receivable, $1.1 million from decreases in accounts payable and accrued liabilities, and $25.2 million from a decrease in customer deposits. The majority of commercial vehicle inventory is financed through our floor plan credit agreements.

During the first six months of 2014, operating activities resulted in net cash provided by operations of $46.6 million. Net cash provided by operating activities primarily consisted of $31.9 million in net income, as well as non-cash adjustments related to depreciation and amortization of $59.3 million, and stock-based compensation, including tax benefit, of $2.8 million. Cash used in operating activities included an aggregate of $46.4 million net change in operating assets and liabilities. Included in the net change in operating assets and liabilities were cash inflows of $4.7 from the decrease in prepaid expenses and other assets, net, $20.9 million from increases in accounts payable and accrued liabilities and $19.9 million from the net increase in floor plan, trade, which were offset by cash outflows of $10.1 million from increases in inventory, net of acquisitions, $55.7 million from an increase in accounts receivable, and $26.1 million from a decrease in customer deposits.

In June 2012, we entered into a wholesale financing agreement with Ford Motor Credit Company that provides for the financing of, and is collateralized by, our Ford new vehicle inventory. This wholesale financing agreement bears interest at a rate of Prime plus 150 basis points minus certain incentives and rebates; however, the prime rate is defined to be a minimum of 3.75%. As of June 30, 2015, the interest rate on the wholesale financing agreement was 5.25% before considering the applicable incentives. As of June 30, 2015, we had an outstanding balance of $65.0 million under the Ford Motor Credit Company wholesale financing agreement.

Cash Flows from Investing Activities

During the first six months of 2015, cash used in investing activities was $221.9 million. Cash flows used in investing activities consist primarily of cash used for capital expenditures and business acquisitions. Capital expenditures of $164.2 million during the first six months of 2015 consisted primarily of purchases of property and equipment and improvements to our existing dealership facilities. Property and equipment purchases during the first six months of 2015 included $99.5 million for additional units for the rental and leasing operations, which were directly offset by borrowings of long-term debt. Cash used for business acquisitions was $57.9 million during the six months ended June 30, 2015, which was partially offset by borrowings of long-term debt and floor plan notes payable. See Note 10 of the Notes to Consolidated Financial Statements for a detailed discussion of the business acquisitions. We expect to purchase or lease trucks worth approximately $200.0 million for our leasing operations in 2015, depending on customer demand, all of which will be financed. During 2015, we expect to make capital expenditures for recurring items such as computers, shop equipment and vehicles of $18.0 million to $20.0 million.

During the first six months of 2014, cash used in investing activities was $261.3 million. Capital expenditures during the first six months of 2014 consisted of purchases of property and equipment and improvements to our existing dealership facilities of $116.2 million. Property and equipment purchases during the first six months of 2014 included $81.5 million for additional units for rental and leasing operations, which were directly offset by borrowings of long-term debt. Cash used in business acquisitions was $147.3 million during the first six months of 2014, which was partially offset by borrowings of long-term debt and floor plan notes payable.

Cash Flows from Financing Activities

Cash flows from financing activities include borrowings and repayments of long-term debt and net proceeds of floor plan notes payable, non-trade. During the first six months of 2015, we generated $41.0 million in net cash flow from financing activities, primarily related to borrowings of $85.0 million of long-term debt, $39.8 million from net draws on floor plan notes payable, non-trade and $2.0 million from the issuance of shares related to equity compensation plans. These cash inflows were partially offset by cash outflows of $83.8 million used for principal repayments of long-term debt and capital lease obligations and $1.5 million used to purchase 56,077 shares of Rush Class B common stock during the first six months of 2015. The borrowings of long-term debt were primarily related to purchasing units for the rental and leasing operations.

Cash provided by financing activities was $128.3 million during the first six months of 2014. We had borrowings of long-term debt of $114.2 million and repayments of long-term debt and capital lease obligations of $64.1 million during the first six months of 2014. We had net draws on floor plan notes payable – non-trade of $73.3 million during the first six months of 2014. The borrowings of long-term debt were primarily related to purchasing units for the rental and leasing operations.

Most of our commercial vehicle purchases are made on terms requiring payment to the manufacturer within 15 days or less from the date the commercial vehicles are invoiced from the factory. During the second quarter of 2015, we financed the majority of all new commercial vehicle inventory and the loan value of our used commercial vehicle inventory under the GE Credit Agreement. On June 30, 2015, we entered into the fourth amendment to the GE Credit Agreement. The fourth amendment increased the Maximum Consolidated Leverage Ratio (as such term is defined in the GE Credit Agreement) from 2.50 to 1.00 to 3.50 to 1.00. On July 11, 2013 we entered into the third amendment to the GE Credit Agreement. The third amendment increased the aggregate loan commitment to $750.0 million. Borrowings under the GE Credit Agreement bear interest at an annual rate equal to the three month LIBOR rate, determined on the last day of the prior month, plus 2.03% and are payable monthly.  In addition, we are required to pay a monthly working capital fee equal to 0.35% per annum multiplied by the amount of voluntary prepayments of new and used inventory loans. Loans under the GE Credit Agreement for the purchase of used inventory are limited to $150.0 million. Pursuant to the third amendment, the GE Credit Agreement expires July 11, 2016, although GE Capital has the right to terminate the GE Credit Agreement at any time upon 120 days’ written notice. We may terminate the GE Credit Agreement at any time, although if we do so we must pay a prepayment processing fee of (i) $7,500,000 if it terminates on or prior to July 11, 2015 or (ii) $300,000 if it terminates thereafter, subject in each case to specified limited exceptions. On June 30, 2015, we had approximately $750.0 million outstanding under the GE Credit Agreement. The average daily outstanding borrowings under the GE Credit Agreement were $687.8 million during the six months ended June 30, 2015. Periodically, we utilize our excess cash on hand to pay down our outstanding borrowings under the GE Credit Agreement, and the resulting interest earned is recognized as an offset to our gross interest expense under the GE Credit Agreement.

Navistar Financial Corporation and Peterbilt offer trade terms that provide an interest-free inventory stocking period for certain new commercial vehicles.  If the commercial vehicle is not sold within the interest-free period, we then finance the commercial vehicle under the GE Credit Agreement.

Backlog

On June 30, 2015, our backlog of commercial vehicle orders was approximately $1,054.9 million as compared to a backlog of commercial vehicle orders of approximately $1,279.9 million on June 30, 2014. Our backlog is determined quarterly by multiplying the number of new commercial vehicles for each particular type of commercial vehicle ordered by a customer at our Rush Truck Centers by the recent average selling price for that type of commercial vehicle. We include only confirmed orders in our backlog. However, such orders are subject to cancellation. In the event of order cancellation, we have no contractual right to the total revenues reflected in our backlog. The delivery time for a custom-ordered commercial vehicle varies depending on the truck specifications and demand for the particular model ordered. We sell the majority of our new heavy-duty commercial vehicles by customer special order and we sell the majority of our medium- and light-duty commercial vehicles out of inventory. Orders from a number of our major fleet customers are included in our backlog as of June 30, 2015 and we expect to fill the majority of our backlog orders during 2015.

Seasonality

Our Truck Segment is moderately seasonal. Seasonal effects on new commercial vehicle sales related to the seasonal purchasing patterns of any single customer type are mitigated by the diverse geographic locations of our dealerships and our diverse customer base, including regional and national fleets, local governments, corporations and owner operators. However, commercial vehicle parts and service operations historically have experienced higher sales volumes in the second and third quarters

Cyclicality

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

The Environmental Protection Agency (“EPA”) and the National Highway Traffic Safety Administration (“NHTSA”), on behalf of the U.S. Department of Transportation, issued final rules on September 15, 2011 associated with reducing greenhouse gas (“GHG”) emissions and improving the fuel efficiency of medium and heavy-duty trucks and buses beginning in model year 2014 and being phased in through model year 2018.  On June 19, 2015, the EPA and NHTSA proposed further GHG and fuel efficiency standards that would apply to medium and heavy-duty vehicles and buses and would be phased in between model years 2021 through 2027.  We do not believe that the foregoing adopted or proposed standards will negatively impact our business, however, future legislation or other new regulations that may be adopted to address GHG emissions or fuel efficiency standards may negatively impact our business.  Additional regulations could result in increased compliance costs, additional operating restrictions or changes in demand for our products and services, which could have a material adverse effect on our business, financial condition and results of operations.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk.

Market risk represents the risk of loss that may impact the financial position, results of operations, or cash flows of the Company due to adverse changes in financial market prices, including interest rate risk, and other relevant market rate or price risks.

We are exposed to some market risk through interest rates related to our floor plan financing agreements, variable rate real estate debt and discount rates related to finance sales. The majority of floor plan debt and variable rate real estate debt is based on LIBOR. As of June 30, 2015, we had floor plan borrowings and variable interest rate real estate debt of approximately $949.1 million. Assuming an increase or decrease in LIBOR of 100 basis points, annual interest expense could correspondingly increase or decrease by approximately $9.5 million.

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

We are exposed to some market risk through interest rate swaps on some of our variable interest rate real estate debt. As of June 30, 2015, we had interest rate swaps with a total notional amount of $5.1 million. The swaps were designed to provide a hedge against changes in interest rates on some of our variable interest rate real estate debt. The swaps are collateralized by the underlying real estate. These interest rate swaps qualify for cash flow hedge accounting treatment and are considered effective. For additional information about the effect of our derivative instruments on the accompanying consolidated financial statements, see Note 6 – Financial Instruments and Fair Value of the Notes to Consolidated Financial Statements.

We are also exposed to some market risk through interest rates related to the investment of our current cash and cash equivalents, which totaled $72.9 million on June 30, 2015. These funds are generally invested in variable interest rate instruments in accordance with our investment policy. As such instruments mature and the funds are reinvested, we are exposed to changes in market interest rates. This risk is mitigated by management’s ongoing evaluation of the best investment rates available for current and noncurrent high quality investments. If market interest rates were to increase or decrease immediately and uniformly by 100 basis points, our annual interest income could correspondingly increase or decrease by approximately $0.7 million.

In the past, we invested in interest-bearing short-term investments consisting of investment-grade auction rate securities classified as available-for-sale. Auctions for investment grade securities held by us have failed. The auction rate securities continue to pay interest in accordance with the terms of the underlying security; however, liquidity will be limited until there is a successful auction or until such time as other markets for these investments develop. As of June 30, 2015, we hold auction rate securities, with underlying tax-exempt municipal bonds that mature in 2030, that have a fair value of $6.7 million. Given the current market conditions in the auction rate securities market, if we determine that the fair value of these securities temporarily decreases by an additional 10%, our equity could correspondingly decrease by approximately $665,000. If it is determined that the fair value of these securities is other-than-temporarily impaired by 10%, we could record a loss on our Consolidated Statements of Income of approximately $665,000. For further discussion of the risks related to our auction rate securities, see Note 6 – Financial Instruments and Fair Value of the Notes to Consolidated Financial Statements.

ITEM 4. Controls and Procedures.

The Company, under the supervision and with the participation of management, including the Company’s principal executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the principal executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2015 to ensure that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) is accumulated and communicated to Company management, including the principal executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting that occurred during the three months ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We did not make any unregistered sales of equity securities during the second quarter of 2015.

ITEM 3. Defaults Upon Senior Securities.

Not Applicable

ITEM 4. Mine Safety Disclosures.

Not Applicable

ITEM 5. Other Information.

At our 2015 Annual Meeting of Shareholders, a shareholder proposal was introduced to adopt a recapitalization plan that would eliminate our dual-class capital structure and provide that each outstanding share of common stock has one vote. Although the shareholder proposal was not approved by the Company’s shareholders, we are listening to shareholder feedback regarding, and intend to explore options to address, shareholder concerns with respect to our dual-class capital structure and the differences in trading price and liquidity of our Class A common stock and Class B common stock.

ITEM 6. Exhibits

Exhibit Number	Exhibit Title

3.1

Restated Articles of Incorporation of Rush Enterprises, Inc. (incorporated herein by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q (File No. 000-20797) for the quarter ended June 30, 2008)

3.2	Rush Enterprises, Inc. Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K (File No. 000-20797) filed May 21, 2013)
10.1	Fourth Amendment to Credit Agreement, dated as of June 30, 2015 by and among the Company, the Lenders signatory thereto and GE Capital Commercial Inc., as Administrative Agent for the Lenders (incorporated herein by reference to Exhibit 10.01 on the Company’s Current Report on Form 8-K (File No. 000-20797) filed July 7, 2015)
31.1*	Certification of CEO pursuant to Rules 13a-14(a) and 15d-14(a) adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of CFO pursuant to Rules 13a-14(a) and 15d-14(a) adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of CEO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of CFO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
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

RUSH ENTERPRISES, INC

Date: August 7, 2015	By:	/S/ W.M. “RUSTY” RUSH
W.M. “Rusty” Rush
President, Chief Executive Officer and
Chairman of the Board
(Principal Executive Officer)

Date: August 7, 2015	By:	/S/ STEVEN L. KELLER
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
10.1

Fourth Amendment to Credit Agreement, dated as of June 30, 2015 by and among the Company, the Lenders signatory thereto and GE Capital Commercial Inc., as Administrative Agent for the Lenders (incorporated herein by reference to Exhibit 10.01 on the Company’s Current Report on Form 8-K (File No. 000-20797) filed July 7, 2015)

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