Form 10-Q
period 2015-09-30
RUSH ENTERPRISES INC \TX\
filed 2015-11-09
CIK 1012019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

OR

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________________ to __________________________________________

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

Yes [  ]                   No [X]

Indicated below is the number of shares outstanding of each of the issuer’s classes of common stock, as of November 1, 2015.

Number of
Shares
Title of Class	Outstanding
Class A Common Stock, $.01 Par Value	30,277,484
Class B Common Stock, $.01 Par Value	10,093,305

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2015 AND DECEMBER 31, 2014

(In Thousands, Except Shares)

	September 30,	December 31,
	2015	2014
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$64,918	$191,463
Accounts receivable, net	204,404	170,027
Note receivable affiliate	14,158	8,168
Inventories, net	1,114,831	1,024,104
Prepaid expenses and other	8,799	28,312
Asset held for sale	5,053	5,053
Deferred income taxes, net	18,929	18,387
Total current assets	1,431,092	1,445,514

Investments	6,650	6,905

Property and equipment, net	1,090,712	923,080

Goodwill, net	285,065	265,145

Other assets, net	56,971	53,618
Total assets	$2,870,490	$2,694,262

Liabilities and shareholders’ equity
Current liabilities:
Floor plan notes payable	$921,560	$845,977
Current maturities of long-term debt	129,772	149,065
Current maturities of capital lease obligations	14,371	11,231
Liabilities directly associated with asset held for sale	5,440	6,160
Trade accounts payable	151,596	124,555
Customer deposits	21,473	44,879
Accrued expenses	100,514	92,743
Total current liabilities	1,344,726	1,274,610

Long-term debt, net of current maturities	452,550	429,189
Capital lease obligations, net of current maturities	63,629	46,019
Other long-term liabilities	5,226	4,470
Deferred income taxes, net	172,179	175,635

Shareholders’ equity:
Preferred stock, par value $.01 per share; 1,000,000 shares authorized; 0 shares outstanding in 2015 and 2014	–	–
Common stock, par value $.01 per share; 60,000,000 class A shares and 20,000,000 class B shares authorized; 30,276,084 class A shares and 10,093,305 class B shares outstanding in 2015; and 29,889,332 class A shares and 9,999,122 class B shares outstanding in 2014	430	424
Additional paid-in capital	285,390	272,486
Treasury stock, at cost: 2,616,657 class B shares in 2015 and 2,560,580 class B shares in 2014	(43,368)	(41,904)
Retained earnings	590,033	533,793
Accumulated other comprehensive loss, net of tax	(305)	(460)
Total shareholders’ equity	832,180	764,339
Total liabilities and shareholders’ equity	$2,870,490	$2,694,262

The accompanying notes are an integral part of these consolidated financial statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(In Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Revenues:
New and used truck sales	$872,106	$846,256	$2,590,178	$2,244,447
Parts and service	360,711	340,632	1,051,001	980,588
Lease and rental	50,545	45,114	147,634	130,160
Finance and insurance	6,164	5,227	16,373	14,559
Other	4,550	3,793	12,728	12,396
Total revenue	1,294,076	1,241,022	3,817,914	3,382,150

Cost of products sold:
New and used truck sales	813,178	787,952	2,413,712	2,084,945
Parts and service	227,775	216,067	664,697	626,786
Lease and rental	45,115	38,264	130,242	112,406
Total cost of products sold	1,086,068	1,042,283	3,208,651	2,824,137
Gross profit	208,008	198,739	609,263	558,013
Selling, general and administrative	160,776	148,238	474,712	431,943
Depreciation and amortization	11,228	9,488	32,051	27,483
Gain (loss) on sale of assets	26	5	(581)	109
Operating income	36,030	41,018	101,919	98,696
Interest expense, net	3,568	2,689	10,107	8,363
Income before taxes	32,462	38,329	91,812	90,333
Provision for income taxes	12,579	14,851	35,572	35,003
Net income	$19,883	$23,478	$56,240	$55,330

Earnings per common share:
Basic	$.49	$.59	$1.40	$1.39
Diluted	$.48	$.57	$1.37	$1.36

Weighted average shares outstanding:
Basic	40,361	40,008	40,235	39,700
Diluted	41,136	41,091	41,065	40,820

Comprehensive income	$19,883	$23,610	$56,395	$55,892

The accompanying notes are an integral part of these consolidated financial statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2015	2014

Cash flows from operating activities:
Net income	$56,240	$55,330
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	106,506	90,335
Loss (gain) on sale of property and equipment	581	(109)
Stock-based compensation expense related to stock options and employee stock purchases	9,889	9,127
Deferred income tax benefit	(4,097)	(16,025)
Excess tax expense (benefit) from stock-based compensation	345	(5,004)
Acquired research and development	–	2,000
Change in accounts receivable, net	(39,054)	(50,804)
Change in inventories, net	(47,482)	(67,019)
Change in prepaid expenses and other, net	19,964	6,672
Change in trade accounts payable	27,187	25,901
(Payments) draws on floor plan notes payable – trade, net	(13,690)	26,714
Change in customer deposits	(23,336)	(33,845)
Change in accrued expenses	6,413	45,339
Net cash provided by operating activities	99,466	88,612

Cash flows from investing activities:
Acquisition of property and equipment	(250,211)	(182,164)
Proceeds from the sale of property and equipment	2,950	342
Business acquisitions	(65,116)	(147,758)
Proceeds from the sale of available for sale securities	275	150
Change in other assets	(3,302)	1,018
Net cash used in investing activities	(315,404)	(328,412)

Cash flows from financing activities:
Draws on floor plan notes payable – non-trade, net	95,055	101,784
Proceeds from long-term debt	115,169	153,369
Principal payments on long-term debt	(111,821)	(84,076)
Principal payments on capital lease obligations	(10,567)	(10,232)
Proceeds from issuance of shares relating to employee stock options and employee stock purchases	3,366	11,363
Excess tax benefits (expense) from stock-based compensation	(345)	5,004
Common stock repurchased	(1,464)	(9,989)
Net cash provided by financing activities	89,393	167,223

Net decrease in cash and cash equivalents	(126,545)	(72,577)
Cash and cash equivalents, beginning of period	191,463	217,305
Cash and cash equivalents, end of period	$64,918	$144,728

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$26,261	$21,833
Income taxes, net of refunds	$12,131	$18,683
Noncash investing activities:
Common stock issued related to business acquisition	$–	$2,000
Assets acquired under capital leases	$31,317	$8,795

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

2 – Other Assets

The capitalized costs, including capitalized interest, of the SAP enterprise software and SAP dealership management system are recorded in Other Assets on the Consolidated Balance Sheets in the amount of $36.5 million at September 30, 2015 and $38.5 million at December 31, 2014. These capitalized costs are net of accumulated amortization of $12.6 million at September 30, 2015 and $10.3 million at December 31, 2014. The SAP software is being amortized over a period of 15 years. The Company completed the conversion of all of its Rush Truck Centers and leasing operations to the SAP enterprise software and SAP dealership management system in the third quarter of 2015.

Amortization expense relating to the SAP software, which is recognized in depreciation and amortization expense in the Consolidated Statement of Income, was $0.8 million for the three months ended September 30, 2015 and the three months ended September 30, 2014, and $2.5 million for the nine months ended September 30, 2015 and $2.4 million for the nine months ended September 30, 2014. The Company estimates that amortization expense relating to the SAP software will be approximately $3.3 million for each of the next five succeeding years.

Our only significant identifiable intangible assets, other than goodwill, are rights under franchise agreements with manufacturers. The fair value of franchise rights is determined at the acquisition date by discounting the projected cash flows specific to each acquisition. The carrying value of our manufacturer franchise rights was $7.9 million at September 30, 2015 and $7.0 million at December 31, 2014, and is included in Other Assets on the accompanying consolidated balance sheets. The Company has determined that manufacturer franchise rights have an indefinite life as there are no economic or other factors that limit their useful lives and they are expected to generate cash flows indefinitely due to the historically long lives of the manufacturers’ brand names. Furthermore, to the extent that any agreements evidencing manufacturer franchise rights have expiration dates, the Company expects that it will be able to renew those agreements in the ordinary course of business. Accordingly, the Company does not amortize manufacturer franchise rights.

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

No impairment write down was required in the fourth quarter of 2014. The Company cannot predict the occurrence of certain events that might adversely affect the reported value of manufacturer franchise rights in the future. However, no facts or circumstances were noted during the three months ended September 30, 2015 that would indicate impairment.

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

4 – Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share information):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Numerator:
Numerator for basic and diluted earnings per share – Net income available to common shareholders	$19,883	$23,478	$56,240	$55,330

Denominator–
Denominator for basic earnings per share – weighted average shares outstanding	40,361	40,008	40,235	39,700
Effect of dilutive securities– Employee and director stock options and restricted share awards	775	1,083	830	1,120
Denominator for diluted earnings per share – adjusted weighted average shares outstanding and assumed conversions	41,136	41,091	41,065	40,820
Basic earnings per common share	$.49	$.59	$1.40	$1.39
Diluted earnings per common share and common share equivalents	$.48	$.57	$1.37	$1.36

Options to purchase shares of common stock that were outstanding for the three months and nine months ended September 30, 2015 and 2014 that were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive are as follows (in thousands):

	Three Months Ended September 30,		Nine months Ended September 30,
	2015	2014	2015	2014
Anti-dilutive options	1,328	395	1,139	516

5 – Stock Options and Restricted Stock Awards

Valuation and Expense Information

The Company accounts for stock-based compensation in accordance with Accounting Standards Codification (“ASC”) 718-10, “Compensation – Stock Compensation,” which requires the measurement and recognition of compensation expense for all share-based payment awards made to the Company’s employees and directors, including employee stock options, restricted share awards, restricted stock unit awards and employee stock purchases related to the Employee Stock Purchase Plan based on estimated fair values. Stock-based compensation expense, calculated using the Black-Scholes option-pricing model and included in selling, general and administrative expense, was $2.7 million for the three months ended September 30, 2015, and $2.0 million for the three months ended September 30, 2014. Stock-based compensation expense, included in selling, general and administrative expense, for the nine months ended September 30, 2015, was $9.9 million and for the nine months ended September 30, 2014, was $9.1 million. As of September 30, 2015, there was $18.8 million of total unrecognized compensation expense related to non-vested, share-based compensation arrangements to be recognized over a weighted-average period of 2.7 years.

6 – Financial Instruments and Fair Value

The Company measures certain financial assets and liabilities at fair value on a recurring basis. Financial instruments consist primarily of cash, accounts receivable, accounts payable and floor plan notes payable. The carrying values of our financial instruments approximate fair value due to either their short-term nature or the existence of variable interest rates, which approximate market rates. Certain methods and assumptions were used by the Company in estimating the fair value of financial instruments at September 30, 2015, and December 31, 2014. The carrying value of current assets and current liabilities approximates the fair value due to the short maturity of these items.

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

The Company holds auction rate securities with underlying tax-exempt municipal bonds that mature in 2030 and have a fair value of $6.6 million and a cost basis of $7.2 million as of September 30, 2015, and a fair value of $6.9 million and a cost basis of $7.4 million as of December 31, 2014. The Company redeemed $275,000 of the auction rate securities, at par, during the second quarter of 2015. These bonds have credit wrap insurance and a credit rating of A by a major credit rating agency.

The Company valued the auction rate securities at September 30, 2015 using a discounted cash flow model based on the characteristics of the individual securities, which the Company believes yields the best estimate of fair value. The first step in the valuation included a credit analysis of the security which considered various factors, including the credit quality of the issuer, the instrument’s position within the capital structure of the issuing authority, and the composition of the authority’s assets including the effect of insurance and/or government guarantees. Next, the future cash flows of the instruments were projected based on certain assumptions regarding the auction rate market significant to the valuation, including that the auction rate market will remain illiquid and auctions will continue to fail, causing the interest rate to be the maximum applicable rate. This assumption resulted in discounted cash flow analysis being performed through 2019, the point at which the Company estimates the securities will be redeemed by the municipality. The projected cash flows were then discounted using the applicable yield curve plus a 225 basis point liquidity premium added to the applicable discount rate.

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

The table below presents disclosures about the auction rate securities measured at fair value on a recurring basis in the Company’s financial statements as follows (in thousands):

	At September 30, 2015			At December 31, 2014
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Investment in auction rate securities	$—	$—	$6,650	$—	$—	$6,905

	Cost Basis Amount	Gross Unrealized Loss In Accumulated OCI	Fair Value
September 30, 2015
Investment in auction rate securities	$7,150	$500	$6,650

December 31, 2014
Investment in auction rate securities	$7,425	$520	$6,905

Interest Rate Swap Agreements

In January 2012, the Company entered into swap agreements to hedge against the potential impact of increases in interest rates on its floating-rate debt instruments.  At September 30, 2015, the Company did not have any interest rate swap contracts. Swap agreements that hedge exposures to changes in interest rates exposed the Company to credit risk and market risk.

These swap contracts were designated as cash flow hedges, to pay fixed rates of interest and receive a floating interest rate based on LIBOR. The fixed interest rates specified in the interest rate swap contracts became effective on or about January 1, 2012. The Company’s interest rate swaps qualified for cash flow hedge accounting treatment.  Unrealized gains or losses were recorded in Accumulated Other Comprehensive Income (Loss) on the Consolidated Balance Sheets. Amounts received or paid under the contracts were recognized as interest expense over the life of the contracts.

The fair value of cash flow hedges was calculated as the present value of expected future cash flows, determined on the basis of forward interest rates and present value factors. As such, the carrying amounts for these swaps were designated to be Level 2 fair values. The carrying value of these swaps is included in Other Long-Term Liabilities on the accompanying Consolidated Balance Sheet as of December 31, 2014.

Derivative instruments are on the accompanying Consolidated Balance Sheet and Consolidated Statements of Income and Comprehensive Income as follows (in thousands):

		Fair Value at
Derivative Liabilities Designated as Hedging Instruments	Balance Sheet Location		September 30, 2015	December 31, 2014
Interest Rate Swaps	Other Long-Term Liabilities	$	˗	$235

	Gain (Loss) Recognized in OCI on Derivatives (Effective Portion) during the Three Months Ended		Location of Loss	Loss Reclassified from Accumulated OCI into Income (Effective Portion) during the Three Months Ended
	September 30, 2015	September 30, 2014	Reclassified into Income	September 30, 2015	September 30, 2014
Interest rate swaps	$-	$216	Interest Expense	$-	$(55)

	Gain (Loss) Recognized in OCI on Derivatives (Effective Portion) during the Nine Months Ended		Location of Loss	Loss Reclassified from Accumulated OCI into Income (Effective Portion) during the Nine Months Ended
	September 30, 2015	September 30, 2014	Reclassified into Income	September 30, 2015	September 30, 2014
Interest rate swaps	$235	$587	Interest Expense	$(55)	$(166)

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

The following table contains summarized information about reportable segment revenue, segment income or loss from continuing operations and segment assets for the periods ended September 30, 2015, and 2014 (in thousands):

	Truck Segment	All Other	Totals

As of and for the three months ended September 30, 2015

Revenues from external customers	$1,289,929	$4,147	$1,294,076
Segment income (loss) before taxes	33,069	(607)	32,462
Segment assets	2,837,256	33,234	2,870,490

For the nine months ended September 30, 2015

Revenues from external customers	$3,806,276	$11,638	$3,817,914
Segment income (loss) before taxes	92,981	(1,169)	91,812

As of and for the three months ended September 30, 2014

Revenues from external customers	$1,236,101	$4,921	$1,241,022
Segment income (loss) before taxes	38,366	(37)	38,329
Segment assets	2,426,368	30,244	2,456,612

For the nine months ended September 30, 2014

Revenues from external customers	$3,368,037	$14,113	$3,382,150
Segment income (loss) before taxes	90,459	(126)	90,333

8 – Income Taxes

The Company had unrecognized income tax benefits totaling $1.5 million as a component of accrued liabilities at September 30, 2015 and December 31, 2014, the total of which, if recognized, would impact its effective tax rate. An unfavorable settlement may require a charge to income tax expense and a favorable resolution would be recognized as a reduction to income tax expense. The Company recognizes interest accrued related to unrecognized tax benefits in income tax expense. No amounts were accrued for penalties. The Company had approximately $98,500 accrued for the payment of interest at September 30, 2015 and December 31, 2014.

The Company does not anticipate a significant change in the amount of unrecognized tax benefits in the next 12 months. As of September 30, 2015, the tax years ended December 31, 2011 through 2014 remained subject to audit by federal tax authorities and the tax years ended December 31, 2010 through 2014 remained subject to audit by state tax authorities.

9 – Accumulated Other Comprehensive Income

The following table shows the components of accumulated other comprehensive loss, net of tax, (in thousands):

	Three Months Ended September 30, 2015
	Cash Flow Swaps		Available for Sale Securities	Total
Balance at June 30, 2015	$	−	$(305)	$(305)
Change in fair value		−	−	−
Income tax deferred		−	−	−
Balance at September 30, 2015	$	−	$(305)	$(305)

	Three Months Ended September 30, 2014
	Cash Flow Swaps	Available for Sale Securities	Total
Balance at June 30, 2014	$(398)	$(374)	$(772)
Change in fair value	216	−	216
Income tax deferred	(84)	−	(84)
Balance at September 30, 2014	$(266)	$(374)	$(640)

	Nine Months Ended September 30, 2015
	Cash Flow Swaps		Available for Sale Securities	Total
Balance at December 31, 2014		$(143)	$(317)	$(460)
Change in fair value		235	19	254
Income tax deferred		(92)	(7)	(99)
Balance at September 30, 2015	$	−	$(305)	$(305)

	Nine Months Ended September 30, 2014
	Cash Flow Swaps	Available for Sale Securities	Total
Balance at December 31, 2013	$(624)	$(578)	$(1,202)
Change in fair value	587	334	921
Income tax deferred	(229)	(130)	(359)
Balance at September 30, 2014	$(266)	$(374)	$(640)

The following table shows the amount of loss reclassified from accumulated other comprehensive loss into earnings (in thousands):

	Three Months Ended			Nine Months Ended
	September 30, 2015		September 30, 2014	September 30, 2015	September 30, 2014
Losses on cash flow swaps to:
Interest expense	$	−	$(55)	$(55)	$(166)
Income tax benefit		−	21	21	65
Total reclassifications	$	−	$(34)	$(34)	$(101)

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

On September 28, 2015, in connection with the divestiture of the Company’s Peterbilt dealership in Charlotte, North Carolina, the Company acquired certain assets of Peterbilt of Las Vegas, Inc., which operated a commercial vehicle dealership in Las Vegas, Nevada.  This location is operating as a Rush Truck Center and is a full-service Peterbilt dealership. The acquisition also included a PacLease commercial vehicle rental and leasing business.  The dealership swap was a like-kind exchange for tax purposes and enabled the Company to be consistent with its strategy of not having dealerships representing multiple Class 8 manufacturers in the same market as the Company continues to operate a facility representing International, Hino and Isuzu trucks in Charlotte. The sale price for the assets in Charlotte, North Carolina was approximately $6.4 million, which was offset by floor plan and accounts payable of $5.9 million.

The purchase price for the assets in Las Vegas, Nevada was approximately $3.4 million, which was paid in cash. The operations of Peterbilt of Las Vegas, Inc. are included in the accompanying consolidated financial statements from the date of the acquisition. The preliminary purchase price was allocated based on the fair values of the assets at the date of acquisition as follows (in thousands):

Property, equipment and capital lease assets	$16,430
Inventory	3,662
Prepaid expenses	295
Other	60
Accrued expenses	(172)
Capital lease obligations	(16,925)

Total	$3,350

On July 27, 2015, the Company acquired certain assets of Dallas Truck Center, Inc., which included real estate and used truck inventory, in Dallas, Texas. The transaction was valued at approximately $3.3 million, with the purchase price paid in cash.

Property	$2,308
Inventory	949

Total	$3,257

11 – New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (ASU 2014-09), which replaces existing revenue recognition rules with a comprehensive revenue measurement and recognition standard and expanded disclosure requirements. ASU 2014-09 becomes effective for annual reporting periods beginning after December 15, 2017, following the July 2015 approval of a one-year deferral of the effective date by the FASB. We continue to evaluate the impact of the new standard and available adoption methods.

In September 2015, the FASB issued ASU No 2015-16, “Business Combinations—Simplifying the Accounting for Measurement-Period Adjustments” (ASU 2015-16), which will result in the recognition, in current-period earnings, of any changes in provisional amounts during the measurement period after the closing of an acquisition, eliminating the requirement to retroactively account for these changes. ASU 2015-16 becomes effective January 1, 2016, subject to early adoption, and will require prospective application to adjustments to provisional amounts that occur after the effective date of ASU 2015-16. We are evaluating the impact of the new standard on our operating results.

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

We are a full-service, integrated retailer of commercial vehicles and related services. The Truck Segment includes our operation of a network of commercial vehicle dealerships under the name “Rush Truck Centers.” Rush Truck Centers primarily sell commercial vehicles manufactured by Peterbilt, International, Hino, Ford, Isuzu, Mitsubishi Fuso, IC Bus or Blue Bird. Through our strategically located network of Rush Truck Centers, we provide one-stop service for the needs of our commercial vehicle customers, including retail sales of new and used commercial vehicles, aftermarket parts sales, service and repair facilities, financing, leasing and rental, and insurance products.

Our Rush Truck Centers are principally located in high traffic areas throughout the United States. Since commencing operations as a Peterbilt heavy-duty truck dealer in 1966, we have grown to operate 121 Rush Truck Centers in 21 states.

Our business strategy consists of providing solutions to the commercial vehicle industry through our network of commercial vehicle dealerships. We offer an integrated approach to meeting customer needs by providing service, parts and collision repair in addition to new and used commercial vehicle sales and leasing, plus financial services, CNG fuel systems and vehicle telematics products. We intend to continue to implement our business strategy, reinforce customer loyalty and remain a market leader by continuing to develop our Rush Truck Centers as we extend our geographic focus through strategic acquisitions of new locations and expansions of our existing facilities and product offerings.

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

Derivative Instruments and Hedging Activities

From 2012 until 2015, we utilized derivative financial instruments to manage our interest rate risk relating to the variability of cash flows and changes in the fair value of our financial instruments caused by movements in interest rates. We assessed hedge effectiveness at the inception and during the term of each hedge. Derivatives are reported at fair value on the accompanying Consolidated Balance Sheets.

The effective portion of the gain or loss on our cash flow hedges are reported as a component of accumulated other comprehensive loss. Hedge effectiveness will be assessed quarterly by comparing the changes in cumulative gain or loss from the interest rate swap with the cumulative changes in the present value of the expected future cash flows of the interest rate swap that are attributable to changes in the LIBOR rate. If the interest rate swaps became ineffective, portions of these interest rate swaps would be reported as a component of interest expense in the accompanying Consolidated Statements of Income.

Results of Operations

The following discussion and analysis includes our historical results of operations for the three months and nine months ended September 30, 2015 and 2014.

The following table sets forth for the periods indicated certain financial data as a percentage of total revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue
New and used commercial vehicle sales	67.4%	68.2%	67.9%	66.4%
Parts and service sales	27.9	27.5	27.5	29.0
Lease and rental	3.9	3.6	3.9	3.8
Finance and insurance	0.5	0.4	0.4	0.4
Other	0.3	0.3	0.3	0.4
Total revenue	100.0	100.0	100.0	100.0
Cost of products sold
New and used commercial vehicle sales	62.8	63.5	63.2	61.7
Parts and service sales	17.6	17.4	17.4	18.5
Lease and rental	3.5	3.1	3.4	3.3
Total cost of products sold	83.9	84.0	84.0	83.5
Gross profit	16.1	16.0	16.0	16.5
Selling, general and administrative	12.4	11.9	12.5	12.8
Depreciation and amortization	0.9	0.8	0.8	0.8
Gain on sale of assets	0.0	0.0	0.0	0.0
Operating income	2.8	3.3	2.7	2.9
Interest expense, net	0.3	0.2	0.3	0.2
Income before income taxes	2.5	3.1	2.4	2.7
Provision for income taxes	1.0	1.2	0.9	1.0
Net income	1.5%	1.9%	1.5%	1.7%

The following table sets forth for the periods indicated the percent of gross profit by revenue source:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Gross Profit:
New and used commercial vehicle sales	28.3%	29.3%	29.0%	28.6%
Parts and service sales	63.9	62.7	63.4	63.4
Lease and rental	2.6	3.5	2.8	3.2
Finance and insurance	3.0	2.6	2.7	2.6
Other	2.2	1.9	2.1	2.2
Total gross profit	100.0%	100.0%	100.0%	100.0%

The following table sets forth the unit sales and revenue for new heavy-duty, new medium-duty, new light-duty and used commercial vehicles and the absorption ratio (revenue in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	% Change	2015	2014	% Change
Vehicle unit sales:
New heavy-duty vehicles	4,412	4,384	0.6%	13,188	10,714	23.1%
New medium-duty vehicles	2,889	2,587	11.7%	8,477	7,529	12.6%
New light-duty vehicles	312	377	-17.2%	1,147	1,352	-15.2%
Total new vehicle unit sales	7,613	7,348	3.6%	22,812	19,595	16.4%

Used vehicles	2,169	1,956	10.9%	6,040	5,680	6.3%

Vehicle revenue:
New heavy-duty vehicles	$553.5	$561.6	-1.4%	$1,668.5	$1,421.9	17.3%
New medium-duty vehicles	209.9	185.4	13.2%	600.8	532.9	12.7%
New light-duty vehicles	16.0	14.9	7.4%	45.5	45.6	-0.2%
Total new vehicle revenue	$779.4	$761.9	2.3%	$2,314.8	$2,000.4	15.7%

Used vehicle revenue	$90.2	$82.1	9.9%	$261.3	$233.7	11.8%

Other vehicle revenue:(1)	$2.5	$2.3	8.7%	$14.1	$10.3	36.9%

Absorption rate:	116.2%	120.2%	-3.3%	116.8%	117.2%	-0.3%

                (1)   Includes sales of truck bodies, trailers and other new equipment.

Key Performance Indicator

Absorption Ratio

Management uses several performance metrics to evaluate the performance of our commercial vehicle dealerships and considers Rush Truck Centers’ “absorption ratio” to be of critical importance. Absorption ratio is calculated by dividing the gross profit from the parts, service and body shop (collectively, “Aftermarket Services”) departments by the overhead expenses of all of a dealership’s departments, except for the selling expenses of the new and used commercial vehicle departments and carrying costs of new and used commercial vehicle inventory. When 100% absorption is achieved, all of the gross profit from the sale of a commercial vehicle, after sales commissions and inventory carrying costs, directly impacts operating profit. In 1999, our commercial vehicle dealerships’ absorption ratio was approximately 80%. Since 1999, we have made a concerted effort to increase our absorption ratio. Our commercial vehicle dealerships achieved a 116.2% absorption ratio for the third quarter of 2015 compared to a 120.2% absorption ratio for the third quarter of 2014.

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014

During the quarter, we were able to partially offset the continued decrease in energy sector activity through strong Class 4 through 7 vehicle sales, incremental large fleet business and revenues from Aftermarket Services being provided in regions of the country that are not dependent on the energy sector. Our Aftermarket Services revenues increased 5.9% compared to the third quarter of 2014. Acquisitions and continued demand for repair and maintenance of vehicles in operation, with particular strength on the East and West coasts, were the primary drivers of Aftermarket Services revenues this quarter.

On September 28, 2015, in connection with the divestiture of our Peterbilt dealership in Charlotte, North Carolina, we acquired certain assets of Peterbilt of Las Vegas, Inc., which operated a commercial vehicle dealership in Las Vegas, Nevada.  The Las Vegas location is now operating as a Rush Truck Center and is a full-service Peterbilt dealership. The acquisition also included a PacLease commercial vehicle rental and leasing business.  The dealership swap was a like-kind exchange for tax purposes and enabled us to be consistent with our strategy of not having dealerships representing multiple Class 8 manufacturers in the same market. We continue to operate a facility representing International, Hino and Isuzu trucks in Charlotte. The sale price for the assets in Charlotte was approximately $6.4 million, which was offset by floor plan and accounts payable of $5.9 million. The purchase price for the assets in Las Vegas was approximately $3.4 million, which was paid in cash.

Revenues

Revenues increased $53.1 million, or 4.3%, in the third quarter of 2015, compared to the third quarter of 2014. This increase was primarily the result of acquisitions since the first half of 2014.

Aftermarket Services revenues increased $20.1 million, or 5.9%, in the third quarter of 2015, compared to the third quarter of 2014. This increase was the result of acquisitions since the first half of 2014 and continued strong demand for repair and maintenance of vehicles.   While we expect our Aftermarket Services revenues to increase during 2015 compared to 2014, Aftermarket Services are being negatively impacted by the decrease in activity in the energy sector.

Revenues from sales of new and used commercial vehicles increased $25.9 million, or 3.1%, in the third quarter of 2015 compared to the third quarter of 2014.

We sold 4,412 heavy-duty trucks in the third quarter of 2015, a 0.6% increase compared to 4,384 heavy-duty trucks sold in the third quarter of 2014. According to A.C.T. Research Co., LLC (“A.C.T. Research”), a truck industry data and forecasting service provider, the U.S. Class 8 truck market increased 13.0% in the third quarter of 2015, compared to the third quarter of 2014. A.C.T. Research currently predicts U.S. retail sales of Class 8 trucks of approximately 269,000 units in 2015, 248,000 units in 2016, and 196,000 units in 2017, compared to approximately 224,000 units in 2014. Our share of the U.S. Class 8 truck sales market was approximately 7.1% in 2014. We expect our market share to range between 6.3% and 6.8% of the U.S. Class 8 truck sales in 2015. This market share percentage would result in the sale of approximately 16,900 to 18,200 of Class 8 trucks in 2015 based on A.C.T. Research’s current U.S. retail sales estimate of 269,000 units.

We sold 2,889 medium-duty commercial vehicles, including 471 buses, in the third quarter of 2015, an 11.7% increase compared to 2,587 medium-duty commercial vehicles, including 435 buses, in 2014. A.C.T. Research estimates that unit sales of Class 4 through 7 commercial vehicles in the U.S. increased approximately 5.0% in the third quarter of 2015, compared to the third quarter of 2014. A.C.T. Research currently predicts U.S. retail sales of Class 4 through 7 medium-duty commercial vehicles of approximately 206,000 units in 2015, 213,000 units in 2016, and 226,000 in 2017. In 2014, we achieved a 4.9% share of the Class 4 through 7 commercial vehicle sales market in the U.S. We expect our market share to range between 5.2% and 5.6% of the U.S. Class 4 through 7 commercial vehicle sales in 2015. This market share percentage would result in the sale of approximately 10,700 to 11,500 of Class 4 through 7 commercial vehicles in 2015 based on A.C.T. Research’s current U.S. retail sales estimates of 206,000 units.

We sold 312 light-duty vehicles in the third quarter of 2015, a 17.2% decrease compared to 377 light-duty vehicles sold in the third quarter of 2014. We expect to sell approximately 1,400 to 1,700 light-duty vehicles in 2015.

We sold 2,169 used commercial vehicles in the third quarter of 2015, a 10.9% increase compared to 1,956 used commercial vehicles in the third quarter of 2014. We expect to sell approximately 8,000 to 8,500 used commercial vehicles in 2015. The volume of used commercial vehicle sales will largely depend on our ability to acquire quality used commercial vehicles and maintain an adequate used commercial vehicle inventory throughout 2015.

Truck lease and rental revenues increased $5.4 million, or 12.0%, in the third quarter of 2015, compared to the third quarter of 2014. The increase in lease and rental revenues is primarily due to the increased number of units put into service in the lease and rental fleet during 2014 and the first quarter of 2015. We expect lease and rental revenue to increase 13% to 14% during 2015, compared to 2014, due to the increased number of units in the lease and rental fleet.

Finance and insurance revenues increased $0.9 million, or 17.9%, in the third quarter of 2015, compared to the third quarter of 2014. We expect finance and insurance revenues to fluctuate proportionately with our new and used commercial vehicle sales in 2015. Finance and insurance revenues have limited direct costs and, therefore, contribute a disproportionate share of our operating profits.

Gross Profit

Gross profit increased $9.3 million, or 4.7%, in the third quarter of 2015, compared to the third quarter of 2014. Gross profit as a percentage of sales increased to 16.1% in the third quarter of 2015, from 16.0% in the third quarter of 2014. Commercial vehicle sales, a lower margin revenue item, decreased as a percentage of total revenues to 67.4% in the third quarter of 2015, from 68.2% in the third quarter of 2014. Aftermarket Services revenues, a higher margin revenue item, increased as a percentage of total revenues to 27.9% in the third quarter of 2015, from 27.4% in the third quarter of 2014.

Gross margins from our Aftermarket Services operations increased to 36.9% in the third quarter of 2015, from 36.6% in the third quarter of 2014. Gross profit for the Aftermarket Services departments increased to $132.9 million in the third quarter of 2015, from $124.6 million in the third quarter of 2014. This increase was the result of acquisitions since the first half of 2014 and continued strong demand for repair and maintenance of vehicles.   Historically, parts operations gross margins range from 27% to 28% and service and body shop operations range from 62% to 65%. Gross profits from parts sales represented 55% of total gross profit for Aftermarket Services operations in both the third quarter of 2015 and 2014. Service and body shop operations represented 45% of total gross profit for Aftermarket Services operations in both the third quarter of 2015 and 2014. We expect blended gross margins on Aftermarket Services operations to range from 36.5% to 37.0% in 2015.

Gross margins on Class 8 truck sales decreased to 6.4% in the third quarter of 2015, from 6.9% in the third quarter of 2014. This decrease is attributable to the sales mix in the third quarter of 2015, which consisted of more sales to over-the-road fleet customers. In 2015, we expect overall gross margins from Class 8 truck sales of approximately 6.2% to 6.6%.

Gross margins on medium-duty commercial vehicle sales increased to 6.2% in the third quarter of 2015, from 5.8% in the third quarter of 2014. For 2015, we expect overall gross margins from medium-duty commercial vehicle sales of approximately 5.5% to 6.0%, but this will largely depend upon the mix of purchasers and types of vehicles sold.

Gross margins on used commercial vehicle sales increased to 10.4% in the third quarter of 2015, from 10.3% in the third quarter of 2014. We expect margins on used commercial vehicles to range between 9.5% and 11.0% during 2015 depending upon general economic conditions and the availability of quality used vehicles.

Gross margins from truck lease and rental sales decreased to 10.7% in the third quarter of 2015, from 15.2% in the third quarter of 2014. This decrease is primarily related to the decrease in activity in the energy sector. We expect gross margins from lease and rental sales of approximately 11.0% to 12.0% during 2015, as we expect to continue to expand our lease and rental fleet. Our policy is to depreciate our lease and rental fleet using a straight line method over each customer’s contractual lease term. The lease unit is depreciated to a residual value that approximates fair value at the expiration of the lease term. This policy results in reasonable gross margins while the unit is in service and a corresponding gain or loss on sale when the unit is sold at the end of the lease term.

Finance and insurance revenues and other income, as described above, have limited direct costs and, therefore, contribute a disproportionate share of gross profit.

Selling, General and Administrative Expenses

Selling, General and Administrative (“SG&A”) expenses increased $12.5 million, or 8.5%, in the third quarter of 2015, compared to the third quarter of 2014. SG&A expenses as a percentage of total revenues increased to 12.4% in the third quarter of 2015, from 11.9% in the third quarter of 2014. SG&A expenses as a percentage of total revenues have historically ranged from 10.0% to 15.0%. In general, when new and used commercial vehicle revenues decrease as a percentage of total revenues, SG&A expenses as a percentage of total revenues will be at, or exceed, the higher end of this range. For 2015, we expect SG&A expenses as a percentage of total revenues to range from 12.0% to 12.5% and the selling portion of SG&A expenses to be approximately 25.0% to 30.0% of new and used commercial vehicle gross profit. In 2015, we expect the general and administrative portion of SG&A expenses to increase by approximately 8.0% to 11.0%, compared to 2014.

Depreciation and Amortization Expense

Depreciation and amortization expense increased $1.7 million, or 18.3%, in the third quarter of 2015, compared to the third quarter of 2014. This increase is primarily due to the construction of new dealerships, dealership expansions and acquisitions.

Interest Expense, Net

Net interest expense increased $0.9 million, or 32.7%, in the third quarter of 2015 compared to the third quarter of 2014. Net interest expense in 2015 will depend on inventory levels and the amount of cash available to make prepayments on our floor plan financing agreement with General Electric Capital Commercial, Inc. (the “GE Credit Agreement”).

Income before Income Taxes

As a result of the factors described above, income before income taxes decreased $5.9 million, or 15.3%, in the third quarter of 2015, compared to the third quarter of 2014.

Income Taxes

Income taxes decreased $2.3 million, or 15.3%, in the third quarter of 2015, compared to the third quarter of 2014. We provided for taxes at a 38.75% effective rate in the third quarter of 2015 and the third quarter of 2014. We expect our effective tax rate to be approximately 38.0% to 39.0% of pretax income in 2015.

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

Unless otherwise stated below, our variance explanations and future expectations with regard to the items discussed in this section are set forth in the discussion of the “Three Months Ended September 30, 2015, Compared to Three Months Ended September 30, 2014.”

Revenues

Revenues increased $435.8 million, or 12.9%, in the first nine months of 2015, compared to the first nine months of 2014.

Aftermarket Services sales increased $70.4 million, or 7.2%, in the first nine months of 2015, compared to the first nine months of 2014.

Revenues from sales of new and used commercial vehicles increased $345.7 million, or 15.4%, in the first nine months of 2015, compared to the first nine months of 2014.

We sold 13,188 heavy-duty trucks in the first nine months of 2015, a 23.1% increase compared to 10,714 heavy-duty trucks in the first nine months of 2014. According to A.C.T. Research, the U.S. Class 8 truck market increased 20% in the first nine months of 2015, compared to the first nine months of 2014.

We sold 8,477 medium-duty commercial vehicles, including 923 buses, in the first nine months of 2015, a 12.6% increase compared to 7,529 medium-duty commercial vehicles, including 1,242 buses, in the first nine months of 2014. A.C.T. Research estimates that unit sales of Class 4 through 7 commercial vehicles, including buses, in the U.S increased approximately 6% in the first nine months of 2015, compared to the first nine months of 2014.

We sold 1,147 light-duty commercial vehicles in the first nine months of 2015, a 15.2% decrease compared to 1,352 light-duty commercial vehicles in the first nine months of 2014.

We sold 6,040 used commercial vehicles in the first nine months of 2015, a 6.3% increase compared to 5,680 used commercial vehicles in the first nine months of 2014.

Truck lease and rental revenues increased $17.5 million, or 13.4%, in the first nine months of 2015, compared to the first nine months of 2014.

Finance and insurance revenues increased $1.8 million, or 12.5%, in the first nine months of 2015, compared to the first nine months of 2014.

Gross Profit

Gross profit increased $51.3 million, or 9.2%, in the first nine months of 2015, compared to the first nine months of 2014. Gross profit as a percentage of sales decreased to 16.0% in the first nine months of 2015, from 16.5% in the first nine months of 2014. This decrease in gross profit as a percentage of sales is a result of a change in our product sales mix. Commercial vehicle sales, a lower margin revenue item, increased as a percentage of total revenue to 67.8% in 2015, from 66.4% in 2014. Aftermarket Services revenues, a higher margin revenue item, decreased as a percentage of total revenue to 27.5% in 2015, from 29.0% in 2014.

Gross margins from our Aftermarket Services operations increased to 36.8% in the first nine months of 2015, from 36.1% in the first nine months of 2014. Gross profit for the Aftermarket Services departments was $386.3 million in the first nine months of 2015, compared to $353.8 million in the first nine months of 2014. Gross profits from parts sales represented 56% of total gross profit for Aftermarket Services operations in the first nine months of 2015 and the first nine months of 2014. Service and body shop operations represented 44% of total gross profit for Aftermarket Services operations in the first nine months of 2015 and the first nine months of 2014.

Gross margins on Class 8 truck sales decreased to 6.6% in the first nine months of 2015, from 7.3% in the first nine months of 2014.

Gross margins on medium-duty commercial vehicle sales remained flat at 5.7% in the first nine months of 2015 and the first nine months of 2014.

Gross margins on used commercial vehicle sales increased to 11.3% in the first nine months of 2015, from 10.2% in the first nine months of 2014.

Gross margins from truck lease and rental sales decreased to 11.8% in the first nine months of 2015, from 13.6% in the first nine months of 2014.

Selling, General and Administrative Expenses

SG&A expenses increased $42.8 million, or 9.9%, in the first nine months of 2015, compared to the first nine months of 2014. SG&A expenses as a percentage of sales were 12.4% in the first nine months of 2015, and 12.8% in the first nine months of 2014.

Depreciation and Amortization Expense

Depreciation and amortization expense increased $4.6 million, or 16.6%, in the first nine months of 2015, compared to the first nine months of 2014.

Interest Expense, Net

Net interest expense increased $1.7 million, or 20.9%, in the first nine months of 2015, compared to the first nine months of 2014.

Income before Income Taxes

Income before income taxes increased $1.5 million, or 1.6%, in the first nine months of 2015, compared to the first nine months of 2014.

Provision for Income Taxes

Income taxes increased $0.6 million, or 1.6% in the first nine months of 2015, compared to the first nine months of 2014. We provided for taxes at a 38.75% rate in the first nine months of 2015, compared to a rate of 38.75% in the first nine months of 2014.

Liquidity and Capital Resources

Our short-term cash requirements are primarily for working capital, inventory financing, the renovation and expansion of existing facilities and the construction or purchase of new facilities. Historically, these cash requirements have been met through the retention of profits, borrowings under our floor plan arrangements and bank financings. As of September 30, 2015, we had working capital of approximately $86.4 million, including $64.9 million in cash available to fund our operations. We believe that these funds are sufficient to meet our operating requirements for at least the next twelve months. From time to time, we utilize our excess cash on hand to pay down our outstanding borrowings under the GE Credit Agreement, and the resulting interest earned is recognized as an offset to our gross interest expense under the credit agreement.

We have a secured line of credit that provides for a maximum borrowing of $17.5 million. There were no advances outstanding under this secured line of credit at September 30, 2015, however, $12.7 million was pledged to secure various letters of credit related to self-insurance products, leaving $4.8 million available for future borrowings as of September 30, 2015.

Our long-term real estate debt and floor plan financing agreements require us to satisfy various financial ratios such as the debt-to-worth ratio, leverage ratio and the fixed charge coverage ratio and certain requirements for tangible net worth and GAAP net worth. As of September 30, 2015, we were in compliance with all debt covenants related to debt secured by real estate and lease and rental units and our floor plan credit agreements. We do not anticipate any breach of the covenants in the foreseeable future.

We expect to purchase or lease trucks worth approximately $200.0 million for our leasing operations during 2015, depending on customer demand, all of which will be financed. We also expect to make capital expenditures for recurring items such as computers, shop tools and equipment and vehicles of approximately $3.0 million to $5.0 million during the remainder of 2015.

We are currently under contracts to construct dealership facilities in San Antonio, Texas, at an estimated cost of $13.5 million, Odessa, Texas at an estimated cost of $10.9 million, Denver, Colorado at an estimated cost of $17.3 million, Columbus, Ohio at an estimated cost of $16.7 million. We are also under contract to expand or remodel various other dealership facilities. These construction projects are estimated to continue through the first quarter of 2016.

In October 2015, we purchased a new corporate aircraft for a net sales price of $10.0 million after deducting the trade-in of the existing corporate aircraft, which had a book value of $5.1 million. We are currently under contract to purchase the dealership facilities at our Pico Rivera, California location for approximately $20.0 million. This transaction is expected to close during December 2015.

On January 29, 2015, we announced that our Board of Directors authorized the repurchase, from time to time, of up to an aggregate of $40.0 million shares of Class A Common Stock and/or Class B Common Stock. The stock repurchase program extends the previous $40 million stock repurchase program that was announced on February 4, 2014 which was set to expire on February 3, 2015. During the third quarter of 2015, we did not purchase any stock under the repurchase program. Repurchases will be made at times and in amounts as we deem appropriate and will be made through open market transactions, privately negotiated transactions and other lawful means. The manner, timing and amount of any repurchases will be determined by us based on an evaluation of market conditions, stock price and other factors. The current stock repurchase program expires on February 3, 2016 and may be suspended or discontinued at any time. While the stock repurchase program does not obligate us to acquire any particular amount or class of common stock, we anticipate that we will be repurchasing primarily shares of our Class B Common Stock.

We anticipate funding the capital expenditures for the improvement and expansion of existing facilities and recurring expenses through our operating cash flows. We expect to fund the construction or purchase of new facilities through our operating cash flows or by financing 70% to 80% of the appraised value of such facility.

We have no other material commitments for capital expenditures as of September 30, 2015, except that we will continue to purchase vehicles for our lease and rental division and authorize capital expenditures for improvement and expansion of our existing dealership facilities and construction or purchase of new facilities based on market opportunities.

Cash Flows

Cash and cash equivalents decreased by $126.5 million during the nine months ended September 30, 2015, and decreased by $72.6 million during the nine months ended September 30, 2014. The major components of these changes are discussed below.

Cash Flows from Operating Activities

Cash flows from operating activities include net income adjusted for non-cash items and the effects of changes in working capital. During the first nine months of 2015, operating activities resulted in net cash provided by operations of $99.5 million. Net cash provided by operating activities primarily consisted of $56.2 million in net income, as well as non-cash adjustments related to depreciation and amortization of $106.5 million, and stock-based compensation, including tax benefit, of $10.2 million. Cash used in operating activities included an aggregate of $70.0 million net change in operating assets and liabilities. Included in the net change in operating assets and liabilities were cash inflows of $20.0 million from the decrease in prepaid expenses and other assets, net and $33.6 million from increases in accounts payable and accrued liabilities which were offset by cash outflows of $13.7 million from the net decrease in floor plan, trade, $47.5 million from increases in inventory, net of acquisitions, $39.1 million from an increase in accounts receivable and $23.3 million from a decrease in customer deposits. The majority of commercial vehicle inventory is financed through our floor plan credit agreements.

During the first nine months of 2014, operating activities resulted in net cash provided by operations of $88.6 million. Net cash provided by operating activities primarily consisted of $55.3 million in net income, as well as non-cash adjustments related to depreciation and amortization of $90.3 million, and stock-based compensation, including tax benefit, of $4.1 million. Cash used in operating activities included an aggregate of $47.0 million net change in operating assets and liabilities. Included in the net change in operating assets and liabilities were cash inflows of $6.7 from the decrease in prepaid expenses and other assets, net, $71.2 million from increases in accounts payable and accrued liabilities and $26.7 million from the net increase in floor plan, trade, which were offset by cash outflows of $67.0 million from increases in inventory, net of acquisitions, $50.8 million from an increase in accounts receivable, and $33.8 million from a decrease in customer deposits.

In June 2012, we entered into a wholesale financing agreement with Ford Motor Credit Company that provides for the financing of, and is collateralized by, our Ford new vehicle inventory. This wholesale financing agreement bears interest at a rate of Prime plus 150 basis points minus certain incentives and rebates; however, the prime rate is defined to be a minimum of 3.75%. As of September 30, 2015, the interest rate on the wholesale financing agreement was 5.25% before considering the applicable incentives. As of September 30, 2015, we had an outstanding balance of $65.7 million under the Ford Motor Credit Company wholesale financing agreement.

Cash Flows from Investing Activities

During the first nine months of 2015, cash used in investing activities was $315.4 million. Cash flows used in investing activities consist primarily of cash used for capital expenditures and business acquisitions. Capital expenditures of $250.2 million during the first nine months of 2015 consisted primarily of purchases of property and equipment, construction of new dealership facilities and improvements to our existing dealership facilities. Property and equipment purchases during the first nine months of 2015 included $134.7 million for additional units for the rental and leasing operations, which were directly offset by borrowings of long-term debt. Cash used for business acquisitions was $65.1 million during the nine months ended September 30, 2015, which was partially offset by borrowings of long-term debt and floor plan notes payable. See Note 10 of the Notes to Consolidated Financial Statements for a detailed discussion of the business acquisitions. We expect to purchase or lease trucks worth approximately $200.0 million for our leasing operations in 2015, depending on customer demand, all of which will be financed. During the remainder of 2015, we expect to make capital expenditures for recurring items such as computers, shop equipment and vehicles of $3.0 million to $5.0 million.

During the first nine months of 2014, cash used in investing activities was $328.4 million. Cash flows used in investing activities consist primarily of cash used for capital expenditures and business acquisitions. Capital expenditures consisted of purchases of property and equipment, construction of new dealership facilities and improvements to our existing dealership facilities of $182.2 million. Property and equipment purchases during the first nine months of 2014 included $120.7 million for additional units for rental and leasing operations, which were directly offset by borrowings of long-term debt. Cash used in business acquisitions was $147.8 million during the first nine months of 2014, which was partially offset by borrowings of long-term debt and floor plan notes payable.

Cash Flows from Financing Activities

Cash flows from financing activities include borrowings and repayments of long-term debt and net proceeds of floor plan notes payable – non-trade. During the first nine months of 2015, we generated $89.4 million in net cash flow from financing activities, primarily related to borrowings of $115.2 million of long-term debt, $95.1 million from net draws on floor plan notes payable, non-trade and $3.4 million from the issuance of shares related to equity compensation plans. These cash inflows were partially offset by cash outflows of $122.4 million used for principal repayments of long-term debt and capital lease obligations and $1.5 million used to purchase 56,077 shares of Rush Class B common stock during the first nine months of 2015. The borrowings of long-term debt were primarily related to purchasing units for the rental and leasing operations.

Cash provided by financing activities was $167.2 million during the first nine months of 2014. We had borrowings of long-term debt of $153.4 million, primarily related to units for the lease and rental operations, and repayments of long-term debt and capital lease obligations of $94.3 million during the first nine months of 2014. We had net draws on floor plan notes payable – non-trade of $101.8 million during the first nine months of 2014. Cash flows from financing activities also included proceeds from the issuance of shares relating to equity award plans, excess tax benefits from stock-based compensation and common stock repurchased.

Most of our commercial vehicle purchases are made on terms requiring payment to the manufacturer within 15 days or less from the date the commercial vehicles are invoiced from the factory. During the third quarter of 2015, we financed the majority of all new commercial vehicle inventory and the loan value of our used commercial vehicle inventory under the GE Credit Agreement. On September 15, 2015, we entered into the Second Amended and Restated Credit Agreement with GE Capital Commercial. The amendment increased the aggregate loan commitment to $850.0 million. Borrowings under the GE Credit Agreement bear interest at an annual rate equal to the three month LIBOR rate, determined on the last day of the prior month, plus 2.03% and are payable monthly.  In addition, we are required to pay a monthly working capital fee equal to 0.35% per annum multiplied by the amount of voluntary prepayments of new and used inventory loans. Loans under the GE Credit Agreement for the purchase of used inventory are limited to $150.0 million. The GE Credit Agreement expires July 11, 2016, although GE Capital has the right to terminate the GE Credit Agreement at any time upon 120 days’ written notice. We may terminate the GE Credit Agreement at any time, although if we do so we must pay a prepayment processing fee of $300,000, subject to specified limited exceptions. On September 30, 2015, we had approximately $739.8 million outstanding under the GE Credit Agreement. Periodically, we utilize our excess cash on hand to pay down our outstanding borrowings under the GE Credit Agreement, and the resulting interest earned is recognized as an offset to our gross interest expense under the GE Credit Agreement.

Navistar Financial Corporation and Peterbilt offer trade terms that provide an interest-free inventory stocking period for certain new commercial vehicles.  If the commercial vehicle is not sold within the interest-free period, we then finance the commercial vehicle under the GE Capital credit agreement.

Backlog

On September 30, 2015, our backlog of commercial vehicle orders was approximately $1,442.0 million, compared to a backlog of commercial vehicle orders of approximately $1,437.7 million on September 30, 2014. Our backlog is determined quarterly by multiplying the number of new commercial vehicles for each particular type of commercial vehicle ordered by a customer at our Rush Truck Centers by the recent average selling price for that type of commercial vehicle. We include only confirmed orders in our backlog. However, such orders are subject to cancellation. In the event of order cancellation, we have no contractual right to the total revenues reflected in our backlog. The delivery time for a custom-ordered commercial vehicle varies depending on the truck specifications and demand for the particular model ordered. We sell the majority of our new heavy-duty commercial vehicles by customer special order and we sell the majority of our medium- and light-duty commercial vehicles out of inventory. Orders from a number of our major fleet customers are included in our backlog as of September 30, 2015 and we expect to fill the majority of our backlog orders during 2015 and the first nine months of 2016.

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

We are exposed to some market risk through interest rates related to our floor plan financing agreements, variable rate real estate debt and discount rates related to finance sales. The majority of floor plan debt and variable rate real estate debt is based on LIBOR. As of September 30, 2015, we had floor plan borrowings and variable interest rate real estate debt of approximately $1,002.0 million. Assuming an increase or decrease in LIBOR of 100 basis points, annual interest expense could correspondingly increase or decrease by approximately $10.0 million.

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

We are exposed to some market risk through interest rates related to the investment of our current cash and cash equivalents, which totaled $64.9 million on September 30, 2015. These funds are generally invested in variable interest rate instruments in accordance with our investment policy. As such instruments mature and the funds are reinvested, we are exposed to changes in market interest rates. This risk is mitigated by management’s ongoing evaluation of the best investment rates available for current and noncurrent high quality investments. If market interest rates were to increase or decrease immediately and uniformly by 100 basis points, our annual interest income could correspondingly increase or decrease by approximately $0.6 million.

In the past, we invested in interest-bearing short-term investments consisting of investment-grade auction rate securities classified as available-for-sale. Auctions for investment grade securities held by us have failed. The auction rate securities continue to pay interest in accordance with the terms of the underlying security; however, liquidity will be limited until there is a successful auction or until such time as other markets for these investments develop. As of September 30, 2015, we hold auction rate securities, with underlying tax-exempt municipal bonds that mature in 2030, that have a fair value of $6.7 million. Given the current market conditions in the auction rate securities market, if we determine that the fair value of these securities temporarily decreases by an additional 10%, our equity could correspondingly decrease by approximately $665,000. If it is determined that the fair value of these securities is other-than-temporarily impaired by 10%, we could record a loss on our Consolidated Statements of Income of approximately $665,000. For further discussion of the risks related to our auction rate securities, see Note 6 – Financial Instruments and Fair Value of the Notes to Consolidated Financial Statements.

ITEM 4.   Controls and Procedures.

The Company, under the supervision and with the participation of management, including the Company’s principal executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the principal executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2015 to ensure that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) is accumulated and communicated to Company management, including the principal executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting that occurred during the three months ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We did not make any unregistered sales of equity securities during the third quarter of 2015.

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

3.2	Rush Enterprises, Inc. Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K (File No. 000-20797) filed May 21, 2013).

10.1

Second Amended and Restated Credit Agreement, dated as of September 15, 2015 by and among the Company, the Lenders signatory thereto and GE Capital Commercial Inc., as Administrative Agent for the Lenders (incorporated herein by reference to Exhibit 10.1 on the Company’s Current Report on Form 8-K (File No. 000-20797) filed September 21, 2015).

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

RUSH ENTERPRISES, INC.

Date: November 9, 2015	By:	/S/ W.M. “RUSTY” RUSH
W.M. “Rusty” Rush
President, Chief Executive Officer and
Chairman of the Board
(Principal Executive Officer)

Date: November 9, 2015	By:	/S/ STEVEN L. KELLER
Steven L. Keller
Senior Vice President, Chief Financial Officer and
Treasurer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Title
3.1

Restated Articles of Incorporation of Rush Enterprises, Inc. (incorporated herein by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q (File No. 000-20797) for the quarter ended June 30, 2008).

3.2	Rush Enterprises, Inc. Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K (File No. 000-20797) filed May 21, 2013).

10.1

Second Amended and Restated Credit Agreement, dated as of September 15, 2015 by and among the Company, the Lenders signatory thereto and GE Capital Commercial Inc., as Administrative Agent for the Lenders (incorporated herein by reference to Exhibit 10.1 on the Company’s Current Report on Form 8-K (File No. 000-20797) filed September 21, 2015).

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