Form 10-K
period 2015-12-31
RUSH ENTERPRISES INC \TX\
filed 2016-02-29
CIK 1012019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

Commission file number 0-20797

RUSH ENTERPRISES, INC.

(Exact name of registrant as specified in its charter)

Texas	74-1733016
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

555 IH 35 South, New Braunfels, TX	78130
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (830) 302-5200

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

The aggregate market value of common stock held by non-affiliates of the registrant as of June 30, 2015 was approximately $939,968,581 based upon the last sales price on June 30, 2015 on The NASDAQ Global Select MarketSM of $26.21 for the registrant’s Class A Common Stock and $24.00 for the registrant’s Class B Common Stock. Shares of Common Stock held by each executive officer and director and by each shareholder affiliated with a director or an executive officer have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The registrant had 30,397,361 shares Class A Common Stock and 10,093,305 shares of Class B Common Stock outstanding on February 23, 2016.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of registrant’s definitive proxy statement for the registrant’s 2016 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission not later than April 29, 2016, are incorporated by reference into Part III of this Form 10-K.

RUSH ENTERPRISES, INC.

Index to Form 10-K

Year ended December 31, 2015

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

NOTE REGARDING TRADEMARKS COMMONLY USED IN THE COMPANY’S FILINGS

Peterbilt® is a registered trademark of Peterbilt Motors Company. PACCAR® is a registered trademark of PACCAR, Inc. PacLease® is a registered trademark of PACCAR Leasing Corporation. Navistar® is a registered trademark of Navistar International Corporation. International® is a registered trademark of Navistar International Transportation Corp. Idealease is a registered trademark of Idealease, Inc. aka Idealease of North America, Inc. Blue Bird® is a registered trademark of Blue Bird Investment Corporation. IC Bus® is a registered trademark of IC Bus, LLC. Fuso® is a registered trademark of Mitsubishi Fuso Truck and Bus Corporation. Hino® is a registered trademark of Hino Motors, Ltd. Isuzu® is a registered trademark of Isuzu Motors Limited. Ford Motor Credit Company® is a registered trademark of Ford Motor Company. Ford® is a registered trademark of Ford Motor Company. SAP® is a registered trademark of SAP Aktiengesellschaft. IBM® is a registered trademark of International Business Machines Corporation. This report contains additional trade names or trademarks of other companies. Our use of such trade names or trademarks should not imply any endorsement or relationship with such companies.

PART I

Item 1.	Business

References herein to “the Company,” “Rush Enterprises,” “Rush,” “we,” “our” or “us” mean Rush Enterprises, Inc., a Texas corporation, and its subsidiaries unless the context requires otherwise.

Access to Company Information

We electronically file annual reports, quarterly reports, proxy statements and other reports and information statements with the SEC. You may read and copy any of the materials that we have filed with the SEC at the SEC’s Public Reference Room at 100 F Street NE, Washington, DC 20549. You may obtain information about the Public Reference Room by calling the SEC at 1-800-SEC-0330. Our filings are also available to you on the SEC’s website at www.sec.gov.

We make certain of our SEC filings available, free of charge, through its website, including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to these reports. These filings are available as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. Our website address is www.rushenterprises.com. The information contained on our website, or on other websites linked to our website, is not incorporated into this report or otherwise made part of this report.

General

Rush Enterprises, Inc. was incorporated in Texas in 1965 and consists of one reportable segment, the Truck Segment and conducts business through our subsidiaries. Our principal offices are located at 555 IH 35 South, Suite 500, New Braunfels, Texas 78130.

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

Our Rush Truck Centers are principally located in high traffic areas throughout the United States. Since commencing operations as a Peterbilt heavy-duty truck dealer in 1966, we have grown to operate over 100 Rush Truck Centers in 21 states.

Our business strategy consists of providing solutions to the commercial vehicle industry through our network of commercial vehicle dealerships. We offer an integrated approach to meeting customer needs by providing service, parts and collision repair in addition to new and used commercial vehicle sales and leasing, plus financial services, vehicle upfitting, CNG fuel systems, vehicle telematics products, chrome accessories and tires. We intend to continue to implement our business strategy, reinforce customer loyalty and remain a market leader by continuing to develop our Rush Truck Centers as we expand our product offerings and extend our dealership network through strategic acquisitions of new locations and opening new dealerships in our existing areas of operations.

Rush Truck Centers. Our Rush Truck Centers are located in Alabama, Arizona, California, Colorado, Florida, Georgia, Idaho, Illinois, Indiana, Kansas, Missouri, Nevada, New Mexico, North Carolina, Ohio, Oklahoma, Oregon, Tennessee, Texas, Utah and Virginia. The following chart reflects our franchises and parts, service and body shop operations by location as of February 29, 2016:

Rush Truck Center Location	Commercial Vehicle Franchise(s)	Truck Sales	Parts and Service	Body Shop

Alabama:
Mobile	Peterbilt	Yes	Yes	Yes

Arizona:
Flagstaff	Peterbilt	No	Yes	No
Phoenix	Peterbilt, Hino	Yes	Yes	Yes
Tucson	Peterbilt, Hino	Yes	Yes	No
Yuma	Peterbilt	Yes	Yes	No

California:
Fontana Heavy-Duty	Peterbilt	Yes	Yes	Yes
Fontana Medium-Duty	Peterbilt, Hino, Isuzu	Yes	Yes	No
Fontana Vocational	None	No	Yes	No
Pico Rivera	Peterbilt	Yes	Yes	Yes
San Diego	Peterbilt, Hino	Yes	Yes	No
Sylmar	Peterbilt	Yes	Yes	No
Whittier	Ford, Isuzu	Yes	Yes	No

Colorado:
Denver Heavy-Duty	Peterbilt	Yes	Yes	Yes
Denver Medium-Duty	Ford, Isuzu	Yes	Yes	No
Greeley	Peterbilt	Yes	Yes	No
Pueblo	Peterbilt	Yes	Yes	No

Rush Truck Center Location	Commercial Vehicle Franchise(s)	Truck Sales	Parts and Service	Body Shop

Florida:
Haines City	Peterbilt	Yes	Yes	Yes
Jacksonville	Peterbilt, Hino	Yes	Yes	No
Lake City	Peterbilt	Yes	Yes	No
Orlando Heavy-Duty	Peterbilt, Isuzu	Yes	Yes	No
Orlando Light & Medium-Duty	Ford	Yes	Yes	No
Orlando South	Isuzu	Yes	Yes	No
Tampa	Peterbilt	Yes	Yes	No

Georgia:
Albany	International, IC Bus	Yes	Yes	Yes
Atlanta	International, Hino, Isuzu, IC Bus	Yes	Yes	No
Atlanta Bus Center	IC Bus	Yes	Yes	Yes
Blackshear	International, IC Bus	Yes	Yes	No
Augusta North	International, IC Bus	Yes	Yes	No
Augusta South	International, IC Bus	Yes	Yes	No
Columbus North	Isuzu, IC Bus	Yes	Yes	No
Columbus South	International, IC Bus	Yes	Yes	No
Doraville	International, Hino, Isuzu, IC Bus	Yes	Yes	No
Gainesville	International, IC Bus	Yes	Yes	No
Macon	International	Yes	Yes	No
Smyrna	International, Hino, Isuzu, IC Bus	Yes	Yes	No
Tifton North	International, IC Bus	Yes	Yes	No
Tifton South	International, IC Bus	Yes	Yes	No
Valdosta	International	Yes	Yes	No

Idaho:
Boise	International, Hino, IC Bus	Yes	Yes	Yes
Idaho Falls	International, IC Bus	Yes	Yes	Yes
Lewiston	International	Yes	Yes	No
Twin Falls	International	Yes	Yes	No

Illinois:
Bloomington	International, Hino	Yes	Yes	No
Carol Stream	International	Yes	Yes	No
Champaign	International	Yes	Yes	Yes
Chicago	International	Yes	Yes	Yes
Decatur	International	Yes	Yes	No
Effingham	International	Yes	Yes	Yes
Grayslake	International	Yes	Yes	No
Huntley	International	Yes	Yes	No
Joliet	International	Yes	Yes	No
Kankakee	International	Yes	Yes	No
Mount Vernon	International	Yes	Yes	No
Ottawa	International	Yes	Yes	No
Quincy	International	Yes	Yes	No
Springfield	International	Yes	Yes	Yes

Indiana:
Brazil	International	Yes	Yes	No
Gary	International	Yes	Yes	No
Indianapolis	International	Yes	Yes	Yes

Kansas:
Kansas City	Hino, Isuzu	Yes	Yes	No

Missouri:
St. Peters	International	Yes	Yes	No
St. Louis	International	Yes	Yes	No

Rush Truck Center Location	Commercial Vehicle Franchise(s)	Truck Sales	Parts and Service	Body Shop

Nevada:
Las Vegas	Peterbilt	Yes	Yes	No

New Mexico:
Albuquerque	Peterbilt	Yes	Yes	Yes
Las Cruces	Peterbilt	Yes	Yes	No

North Carolina:
Asheville	International	Yes	Yes	No
Charlotte	International, Hino, Isuzu	Yes	Yes	Yes
Hickory	International	Yes	Yes	No
Statesville	International	Yes	Yes	No

Ohio:
Akron	International, IC Bus	Yes	Yes	No
Cincinnati	International, IC Bus, Isuzu, Ford, Mitsubishi Fuso	Yes	Yes	Yes
Cleveland	International, IC Bus	Yes	Yes	No
Columbus	International, IC Bus, Isuzu (1)	Yes	Yes	No
Dayton	International, IC Bus, Isuzu	Yes	Yes	No
Findlay	International, IC Bus	Yes	Yes	No
Lima	International, IC Bus	Yes	Yes	No
Springfield	International	No	Yes	No

Oklahoma:
Ardmore	Peterbilt	Yes	Yes	No
Oklahoma City	Peterbilt, Hino, Ford, Isuzu	Yes	Yes	Yes
Tulsa	Peterbilt, Hino	Yes	Yes	Yes

Oregon:
Ontario	International	Yes	Yes	No

Tennessee:
Nashville	Peterbilt	Yes	Yes	Yes

Texas:
Abilene	Peterbilt	Yes	Yes	No
Alice	Peterbilt, Blue Bird, Micro Bird, Elkhart	Yes	Yes	No
Amarillo	Peterbilt	Yes	Yes	No
Austin	Peterbilt, Hino, Isuzu, Blue Bird, Micro Bird, Elkhart	Yes	Yes	No
Brownsville	Peterbilt, Elkhart	Yes	Yes	No
Corpus Christi	Peterbilt, Hino, Isuzu, Blue Bird, Elkhart	Yes	Yes	No
Cotulla	Peterbilt	No	Yes	No
Dalhart	Peterbilt	No	Yes	No
Dallas Heavy-Duty	Peterbilt, Blue Bird, Micro Bird, Elkhart	Yes	Yes	Yes
Dallas Medium-Duty	Peterbilt, Hino, Blue Bird, Micro Bird, Elkhart	Yes	Yes	No
Dallas Light & Medium-Duty	Ford, Isuzu	Yes	Yes	No
El Paso	Peterbilt, Hino, Isuzu	Yes	Yes	Yes
Fort Worth	Peterbilt, Blue Bird, Micro Bird, Elkhart	Yes	Yes	No
Houston	Peterbilt, Hino, Blue Bird, Micro Bird, Elkhart	Yes	Yes	Yes
Houston Bus Center	Peterbilt, Hino, Blue Bird, Micro Bird, Elkhart	Yes	Yes	No
Laredo	Peterbilt, Blue Bird, Micro Bird, Elkhart	Yes	Yes	Yes

(1)  The physical location of our Isuzu dealership is in our Rush Truck Leasing-Columbus location.

Rush Truck Center Location	Commercial Vehicle Franchise(s)	Truck Sales	Parts and Service	Body Shop

Lubbock	Peterbilt	Yes	Yes	No
Lufkin	Peterbilt, Blue Bird, Micro Bird, Elkhart	Yes	Yes	Yes
Odessa	Peterbilt	Yes	Yes	No
Pharr	Peterbilt, Hino, Blue Bird, Micro Bird, Elkhart	Yes	Yes	Yes
San Antonio	Peterbilt, Hino, Blue Bird, Micro Bird, Elkhart	Yes	Yes	Yes
San Antonio Bus	Blue Bird, Micro Bird, Elkhart	Yes	Yes	Yes
Sealy	Peterbilt, Isuzu, Blue Bird, Micro Bird, Elkhart	Yes	Yes	No
Texarkana	Peterbilt, Hino, Isuzu, Blue Bird, Micro Bird, Elkhart	Yes	Yes	No
Tyler	Peterbilt, Blue Bird, Micro Bird, Elkhart	Yes	Yes	No
Waco	Peterbilt, Hino, Isuzu, Blue Bird, Micro Bird, Elkhart	Yes	Yes	No

Utah:
Helper	International	Yes	Yes	No
Farr West	International, IC Bus	Yes	Yes	No
Salt Lake City	International, IC Bus, Mitsubishi Fuso	Yes	Yes	Yes
Springville	International, Mitsubishi Fuso	Yes	Yes	No
St. George	International, Mitsubishi Fuso	Yes	Yes	No

Virginia:
Chester	International	Yes	Yes	No
Fredericksburg	International	Yes	Yes	No
Richmond	International	Yes	Yes	Yes

We also have dedicated used truck facilities in Willowbrook and Wilmington, Illinois, Knoxville, Tennessee, Dallas, Texas and Orlando, Florida.

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

Rush Truck Leasing Location	Franchise	Standalone or in a Rush Truck Center

Alabama:
Birmingham	PacLease	Standalone
Arizona:
Phoenix	PacLease	Standalone
California:
Fontana	PacLease	Standalone
Pico Rivera	PacLease	Standalone
San Diego	PacLease	In RTC
Sylmar	PacLease	In RTC
Colorado:
Denver	PacLease	In RTC
Florida:
Orlando	PacLease	Standalone
Tampa	PacLease	In RTC
Jacksonville	PacLease	Standalone

Rush Truck Leasing Location	Franchise	Standalone or in a Rush Truck Center

Idaho:
Boise	Idealease	In RTC
Idaho Falls	Idealease	In RTC
Illinois:
Carol Stream	Idealease	In RTC
Chicago	Idealease	In RTC
Effingham	Idealease	In RTC
Huntley	Idealease	In RTC
Joliet	Idealease	In RTC
Springfield	Idealease	In RTC
Indiana:
Indianapolis	Idealease	In RTC
Gary	Idealease	In RTC
Missouri:
St. Louis	Idealease	In RTC
St. Peters	Idealease	In RTC
North Carolina:
Charlotte	Idealease	Standalone
New Mexico:
Albuquerque	PacLease	Standalone
Nevada:
Las Vegas	PacLease	In RTC
Ohio:
Cincinnati	Idealease	Standalone
Oakwood Village	Idealease	Standalone
Columbus	Idealease	In RTC
Dayton	Idealease	In RTC
Oklahoma:
Oklahoma City	PacLease	In RTC
Tennessee:
Nashville	PacLease	In RTC
Texas:
Austin	PacLease	Standalone
Corpus Christi	PacLease	In RTC
El Paso	PacLease	In RTC
Fort Worth	PacLease	In RTC
Houston	PacLease	Standalone
Lubbock	PacLease	In RTC
San Antonio	PacLease	In RTC
Virginia:
Richmond	Idealease	Standalone
Norfolk	Idealease	Standalone
Utah:
Salt Lake City	Idealease	Standalone

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

Momentum Fuel Technologies manufactures compressed natural gas fuel systems for commercial vehicles.

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

●

Aftermarket Services. Our aftermarket capabilities now include a wide range of services and products, including a fleet of mobile service units, mobile technicians who work in our customers’ facilities, a proprietary line of parts and accessories, factory-certified service for alternative fuel vehicles and assembly service for specialized bodies and equipment. Offering a variety of aftermarket products and services at our dealerships allows us to meet the expanding needs of our customers and leverage our dealership facilities to offer more services.

●

Branding Program. We employ a branding program for our new vehicle dealerships through distinctive signage and uniform marketing programs to take advantage of our existing name recognition and to communicate the standardized high quality of our products and reliability of our services throughout our dealership network.

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

Growth Strategy. Through our expansion and acquisition initiatives, we have grown to operate a large, multistate, full-service network of commercial vehicle dealerships. As described below, we intend to continue to grow our business by expanding our product and service offerings, through acquisitions in new geographic areas and by opening new dealerships in our existing areas of responsibility.

●

Expansion of Product and Service Offerings. We intend to continue to expand our product lines within our dealerships by adding product categories and service capabilities that are both complementary to our existing product lines and well suited to our operating model. We believe that there are many additional product and service offerings that would complement our primary product lines. We will continue to take advantage of technological advances to the vehicles we sell that provide us with the opportunity to offer vehicle owners more aftermarket options and the ability to maximize the performance of vehicles in their fleets using telematics and other technologies.

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

Commercial Vehicle Parts and Service. Commercial vehicle-related parts and service revenues accounted for approximately $1,382.4 million, or 27.7%, of our total revenues for 2015, and 64.1% of our gross profit. The parts and service business enhances our sales and service functions and is a source of recurring revenue. Rush Truck Centers carry a wide variety of commercial vehicle parts in inventory. Certain Rush Truck Centers also feature fully equipped service and body shop facilities, the combination and configuration of which varies by location, capable of handling a broad range of repairs on most commercial vehicles. Each Rush Truck Center is a warranty service center for the commercial vehicle manufacturers represented at that location and most are also authorized service centers for other vehicle component manufacturers, including Cummins, Eaton and Allison. We have approximately 2,400 service and body shop bays throughout our Rush Truck Center network. We also have approximately 300 mobile service units and 200 technicians who staff our customers’ facilities.

Our service departments perform warranty and non-warranty repairs on commercial vehicles. The cost of warranty work is generally reimbursed by the applicable manufacturer at retail commercial rates. Warranty related parts and service revenues accounted for approximately $137.0 million, or 2.8%, of our total revenues for 2015. Additionally, we provide a wide array of services, including assembly service for specialized truck bodies and truck mounted equipment. Our goal is to provide our customers any service that they need related to their commercial vehicles.

As part of our leasing and rental operations, we also enter into contracts to provide full-service maintenance on some customers’ vehicles. We had 1,345 vehicles under contract maintenance as of December 31, 2015, and 1,197 vehicles under contract maintenance as of December 31, 2014. The full-service maintenance revenues and retail service revenues are included as parts and service revenues on the Consolidated Statements of Income.

New Commercial Vehicle Sales.   New commercial vehicle sales represent the largest portion of our revenue, accounting for approximately $3,022.1 million, or 60.7%, of our total revenues in 2015. Of this total, new Class 8 heavy-duty truck sales accounted for approximately $2,133.2 million, or 42.8% of our total revenues for 2015, and 70.6% of our new commercial vehicle revenues for 2015.

Our Rush Truck Centers that sell new and used Class 8 heavy-duty trucks may also sell medium-duty and light-duty commercial vehicles. Certain Rush Truck Centers sell medium-duty commercial vehicles manufactured by Peterbilt, Hino, Isuzu, Ford, International or Mitsubishi Fuso and buses manufactured by Blue Bird, IC BUS and Elkhart and light-duty commercial vehicles manufactured by Ford (see Part I, Item 1, “General – Rush Truck Centers” for information on which brands we sell at each Rush Truck Center). New medium-duty commercial vehicle sales, excluding new bus sales, accounted for approximately $711.1 million, or 14.3% of our total revenues for 2015, and 23.5% of our new commercial vehicle revenues for 2015. New light-duty commercial vehicle sales accounted for approximately $60.2 million, or 1.2% of our total revenues for 2015, and 2.0% of our new commercial vehicle revenues for 2015. New bus sales accounted for approximately $97.8 million, or 2.0% of our total revenues for 2015, and 3.2% of our new commercial vehicle revenues for 2015.

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

Used Commercial Vehicle Sales.  Used commercial vehicle sales accounted for approximately $338.7 million, or 6.8%, of our total revenues for 2015. We sell used commercial vehicles at our dedicated used truck facilities and most of our Rush Truck Centers. We believe that we are well positioned to market used commercial vehicles due to our ability to recondition them for resale utilizing the parts and service departments of our Rush Truck Centers and our ability to move used commercial vehicles between Rush Truck Centers and our dedicated used truck facilities to satisfy customer demand. The majority of our used commercial vehicle inventory consists of commercial vehicles taken as trade-ins from new truck customers or retired from our lease and rental fleet, but we also supplement our used commercial vehicle inventory by purchasing used commercial vehicles from third parties for resale, as market conditions warrant.

New and Used Commercial Vehicle Financing.  Our Rush Truck Centers have personnel responsible for arranging third-party financing for our product offerings. Generally, commercial vehicle finance contracts are memorialized through the use of installment contracts, which are secured by the commercial vehicles financed, and require a down payment, with the remaining balance financed over a two to seven-year period. The majority of finance contracts are sold to third parties without recourse to us. We provide an allowance for repossession losses and early repayment penalties.

Truck Leasing and Rental.   Truck leasing and rental revenues accounted for approximately $199.9 million, or 4.0%, of our total revenues for 2015. At our Rush Truck Leasing locations, we engage in full-service truck leasing through PacLease and Idealease. Rented trucks are also generally serviced at our facilities. We had 7,800 vehicles in our lease and rental fleet, including cranes, as of December 31, 2015 compared to 6,876 vehicles as of December 31, 2014. Generally, we sell trucks that have been retired from our lease and rental fleet through the used sales operations at our Rush Truck Centers. Historically, we have realized gains on the sale of used lease and rental trucks.

Insurance Products

The sale of financial and insurance products accounted for approximately $21.2 million, or 0.4%, of our total revenues for 2015. Finance and insurance revenues have minimal direct costs and, therefore, contribute a disproportionate share of our operating profits. We sell, as agent, a complete line of property and casualty insurance to commercial vehicle owners. Our agency is licensed to sell truck liability, collision and comprehensive, workers’ compensation, cargo, and credit life insurance coverage offered by a number of leading insurance companies. Our renewal rate in 2015 was approximately 77%. We also have licensed insurance agents at several Rush Truck Centers.

Sales and Marketing

Our established history of operations in the commercial vehicle business has resulted in a strong customer base that is diverse in terms of geography, industry and scale of operations. Our customers include regional and national truck fleets, corporations, local governments and owner operators. During 2015, no single customer accounted for more than 10% of our sales by dollar volume. We generally promote our products and related services through direct customer contact by our sales personnel, advertisements in trade magazines and online and attendance at industry shows.

In an effort to enhance our name recognition and to communicate the standardized high level of quality products and services provided at our Rush Truck Centers, we implement our “Rush” brand name concept at each of our new vehicle dealerships.

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

Recent Acquisitions

On September 28, 2015, in connection with the divestiture of our Peterbilt dealership in Charlotte, North Carolina, we acquired certain assets of Peterbilt of Las Vegas, Inc., which operated a commercial vehicle dealership in Las Vegas, Nevada.  This location is operating as a Rush Truck Center and is a full-service Peterbilt dealership. The acquisition also included a PacLease commercial vehicle rental and leasing business.  The dealership swap was a like-kind exchange for tax purposes and enabled us to be consistent with our strategy of not having dealerships representing multiple Class 8 manufacturers in the same market as we continue to operate a facility representing International, Hino and Isuzu trucks in Charlotte. The sale price for the assets in Charlotte, North Carolina was approximately $6.4 million, which was offset by floor plan and accounts payable of $5.9 million. The purchase price for the assets in Las Vegas, Nevada was approximately $3.4 million, which was paid in cash.

On July 27, 2015, we acquired certain assets of Dallas Truck Center, Inc., which included real estate and used truck inventory, in Dallas, Texas. We are now operating this facility as Rig Tough Used Trucks, Dallas. The transaction was valued at approximately $3.3 million, with the purchase price paid in cash.

On May 4, 2015, we acquired certain assets of Yancey Truck Centers, LLC, which operated commercial vehicle dealerships in Albany, Blackshear, Tifton, Valdosta, Augusta, Columbus and Macon, Georgia.  These locations are operating as Rush Truck Centers and offer commercial vehicle sales, parts and service for International trucks.  The acquisition also included an Idealease commercial vehicle rental and leasing business. The purchase price for the assets, goodwill, franchise rights and dealership properties was approximately $30.1 million, which was paid in cash and a portion financed under our floor plan arrangement.

On February 9, 2015, we acquired certain assets of Effingham Truck Sales, Inc. The acquisition included International commercial truck dealerships and an Idealease commercial vehicle rental and leasing business in Effingham and Mount Vernon, Illinois. The purchase price for the assets, goodwill, and dealership properties was approximately $25.3 million, which was paid in cash.

On December 8, 2014, we acquired certain assets of North Florida Truck Parts, Inc. which included a commercial parts and service facility in Lake City, Florida. The Lake City location is operating as a full-service Rush Truck Center and offers commercial vehicles manufactured by Peterbilt. The purchase price for the assets, goodwill and dealership property was $4.2 million, which was paid in cash.

On November 3, 2014, we acquired certain assets of House of Trucks, Inc., which included used commercial vehicle facilities in Willowbrook and Wilmington, Illinois. The transaction was valued at approximately $6.9 million, with the purchase price paid in cash.

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

In January 2014, we acquired certain assets of CIT, Inc., which did business as Chicago International Trucks, Mcgrenho L.L.C., which did business as Indy Truck Sales, and Indiana Mack Leasing, LLC; and the membership interests of Idealease of Chicago, LLC. The acquisition included International commercial vehicle dealerships and Idealease commercial vehicle rental and leasing businesses in Carol Stream, Chicago, Grayslake, Huntley, Joliet, Kankakee and Ottawa, Illinois, and Brazil, Gary and Indianapolis, Indiana. The purchase price for the assets, membership interests, goodwill and dealership properties was approximately $146.6 million, which was paid in cash and 83,091 shares of our Class B Common Stock with a total value of $2.0 million on the date of acquisition.

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

Competition

There is, and will continue to be, significant competition both within our current markets and in new markets we may enter. We anticipate that competition between us and other dealers will continue to increase in our current markets and on a national level based on the following:

●	the ability to keep customers’ vehicles operational which is dependent on the accessibility of dealership locations;

●

the number of dealership locations representing the manufacturers that we represent and other manufacturers, which impacts manufacturers ability to provide more consistent, higher quality service in a timely manner across their dealer networks;

●	price, value, quality and design of the products sold; and

●	attention to customer service (including technical service).

Our dealerships compete with dealerships representing other manufacturers including commercial vehicles manufactured by Mack, Freightliner, Kenworth, Volvo, and Western Star. We believe that our dealerships are able to compete with manufacturer-owned dealers, independent dealers, independent service centers, parts wholesalers, commercial vehicle wholesalers, rental service companies and industrial auctioneers in distributing our products and providing service because of the following: the overall quality and reputation of the products we sell; the “Rush” brand name recognition and reputation for quality service; the geographic scope of our dealership network; the breadth of vehicles offered in our dealership network; and our ability to provide comprehensive parts and service support, as well as financing, insurance and other customer services.

Dealership Agreements

Peterbilt. We have entered into nonexclusive dealership agreements with Peterbilt which authorize us to act as a dealer of Peterbilt heavy- and medium-duty trucks. Our Peterbilt areas of responsibility currently encompass areas in the states of Alabama, Arizona, California, Colorado, Florida, New Mexico, Nevada, Oklahoma, Tennessee and Texas. These dealership agreements currently have terms expiring between March 2016 and December 2018 and impose certain operational obligations and financial requirements upon us and our dealerships. Our dealership agreements with Peterbilt may be terminated by Peterbilt in the event that the aggregate voting power of W. Marvin Rush, W.M. “Rusty” Rush, other members of the Rush family and certain executives of the Company decreases below 22%. Sales of new Peterbilt commercial vehicles accounted for approximately 36.1% of our total revenues for 2015.

International. We have entered into nonexclusive dealership agreements with Navistar which authorize us to act as a dealer of International heavy- and medium-duty trucks and IC buses. Our Navistar areas of responsibility currently encompass areas in the states of Georgia, Idaho, Illinois, Indiana, Missouri, North Carolina, Ohio, Oregon, Utah and Virginia. These dealership agreements currently have terms expiring between March 2016 and May 2020 and impose certain operational obligations and financial requirements upon us and our dealerships. Sales of new International commercial vehicles accounted for approximately 14.3% of our total revenues for 2015.

Other Commercial Vehicle Suppliers. In addition to our dealership agreements with Peterbilt, various Rush Truck Centers have entered into dealership agreements with other commercial vehicle manufacturers including Blue Bird, Ford, Hino, Isuzu, Micro Bird and Mitsubishi Fuso, which currently have terms expiring between August 2016 and November 2018. These dealership agreements impose operating requirements upon us and require consent from the affected supplier for sale or transfer of such dealership agreement. Sales of new non-Peterbilt and non-International commercial vehicles accounted for approximately 10.2% of our total revenues for 2015.

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

Floor Plan Financing

During 2015, we financed the majority of all new commercial vehicle inventory purchases and the loan value of our used commercial vehicle inventory under a credit agreement (the “Floor Plan Credit Agreement”) with General Electric Capital Commercial, Inc. (“GE Capital”). On September 15, 2015, we entered into the Second Amended and Restated Credit Agreement with GE Capital. The amendment increased the aggregate loan commitment to $850.0 million. Effective December 1, 2015, GE Capital resigned as Administrative Agent of the Floor Plan Credit Agreement and BMO Harris Bank N.A. (“BMO Harris”) was appointed in its place. Borrowings under the Floor Plan Credit Agreement bear interest at an annual rate equal to the three month LIBOR rate, determined on the last day of the prior month, plus 2.03% and are payable monthly.  In addition, we are required to pay a monthly working capital fee equal to 0.35% per annum multiplied by the amount of voluntary prepayments of new and used inventory loans. Loans under the Floor Plan Credit Agreement for the purchase of used inventory are limited to $150.0 million. The Floor Plan Credit Agreement expires July 11, 2016, although BMO Harris has the right to terminate the Floor Plan Credit Agreement at any time upon 120 days’ written notice. We may terminate the Floor Plan Credit Agreement at any time, although if we do so we must pay a prepayment processing fee of $300,000, subject to specified limited exceptions. On December 31, 2015, we had approximately $628.2 million outstanding under the Floor Plan Credit Agreement. Periodically, we utilize our excess cash on hand to pay down our outstanding borrowings under the Floor Plan Credit Agreement, and the resulting interest earned is recognized as an offset to our gross interest expense under the Floor Plan Credit Agreement.

In June 2012, we entered into a wholesale financing agreement with Ford Motor Credit Company that provides for the financing of, and is collateralized by, our new Ford vehicle inventory. This wholesale financing agreement bears interest at a rate of Prime plus 150 basis points minus certain incentives and rebates; however, the prime rate is defined to be a minimum of 3.75%. As of December 31, 2015, the interest rate on the wholesale financing agreement was 5.25% before considering the applicable incentives. As of December 31, 2015, we had an outstanding balance of $62.4 million under the Ford Motor Credit Company wholesale financing agreement.

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

Trademarks

The trademarks and trade names of the manufacturers we represent, which are used in connection with our marketing and sales efforts, are subject to limited licenses included in our dealership agreements with each manufacturer. The licenses are for the same periods as our dealership agreements. These trademarks and trade names are widely recognized and are important in the marketing of our products. Each licensor engages in a continuous program of trademark and trade name protection. We hold registered trademarks from the U.S. Patent and Trademark Office for the following names used in this document: “Rush Enterprises,” “Rush Truck Center,” “Associated Truck Insurance Services,” “Chrome Country,” “Rig Tough,” “CVS Custom Vehicle Solutions” and “Momentum Fuel Technologies.”

Employees

On December 31, 2015, we had 6,700 employees.

We have entered into collective bargaining agreements covering certain employees in Chicago, Illinois, which will expire on May 6, 2017, Joliet, Illinois, which will expire on May 5, 2018 and Carol Stream, Illinois, which will expire on May 4, 2019.

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

Backlog

On December 31, 2015, our backlog of commercial vehicle orders was approximately $1,223.9 million as compared to a backlog of commercial vehicle orders of approximately $1,502.8 million on December 31, 2014. Our backlog is determined quarterly by multiplying the number of new commercial vehicles for each particular type of commercial vehicle ordered by a customer at our Rush Truck Centers by the recent average selling price for that type of commercial vehicle. We include only confirmed orders in our backlog. However, such orders are subject to cancellation. In the event of order cancellation, we have no contractual right to the total revenues reflected in our backlog. The delivery time for a custom-ordered commercial vehicle varies depending on the truck specifications and demand for the particular model ordered. We sell the majority of our new heavy-duty commercial vehicles by customer special order and we sell the majority of our medium- and light-duty commercial vehicles out of inventory. Orders from a number of our major fleet customers are included in our backlog as of December 31, 2015 and we expect to fill the majority of our backlog orders during 2016.

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

At certain Rush Truck Centers, we operate as a dealer of Peterbilt trucks and parts pursuant to dealership agreements with Peterbilt, a division of PACCAR. We have no control over the management or operation of Peterbilt or PACCAR. During 2015, the majority of our revenues resulted from sales of trucks purchased from Peterbilt and parts purchased from PACCAR Parts. Due to our dependence on PACCAR and Peterbilt, we believe that our long-term success depends, in large part, on the following:

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

At certain Rush Truck Centers, we operate as a dealer of International trucks and parts and IC busses and parts pursuant to dealership agreements with International and IC Bus, each of which are divisions of Navistar. We have no control over the management or operation of International, IC Bus or Navistar. During 2015, a significant portion of our revenues resulted from sales of trucks purchased from International, busses purchased from IC Bus and parts purchased from Navistar. Due to our dependence on Navistar, International and IC Bus, we believe that our long-term success depends, in large part, on the following:

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

We have entered into nonexclusive dealership agreements with Peterbilt that authorize us to act as a dealer of Peterbilt trucks. Peterbilt may terminate our dealership agreements in the event of a change of control of the Company or if we violate any number of provisions in the dealership agreements. Under our Peterbilt dealership agreements, the following constitute a change of control: (i) with respect to the election of directors, the aggregate voting power held by W. Marvin Rush, W. M. “Rusty” Rush, Barbara Rush, Robin M. Rush, David C. Orf, James Thor, Martin A. Naegelin, Scott Anderson, Derrek Weaver, Steven Keller, Corey Lowe and Rich Ryan (collectively, the “Dealer Principals”) decreases below 22% (such persons controlled 30.33% of the aggregate voting power with respect to the election of directors as of December 31, 2015); or (ii) any person or entity other than the Dealer Principals and their respective associates or any person or entity who has been approved in writing by PACCAR, owns common stock with a greater percentage of the voting power with respect to the election of our directors than the Dealer Principals and their respective associates, in the aggregate, or any person other than W. Marvin Rush, W. M. “Rusty” Rush, Robin M. Rush or any person who has been approved in writing by PACCAR holds the office of Chairman of the Board, President or Chief Executive Officer of the Company. We have no control over the transfer or disposition by W. Marvin Rush or by his estate of his common stock. If W. Marvin Rush or W.M. “Rusty” Rush were to sell their Class B Common Stock or bequest their Class B Common Stock to a person or entity other than the Dealer Principles or if their estates are required to liquidate their Class B Common Stock to pay estate taxes or otherwise, the change of control provisions of the Peterbilt dealership agreements may be triggered and give Peterbilt the right to terminate our dealership agreements. If our dealership agreements with Peterbilt are terminated, we will lose the right to purchase Peterbilt products and operate as an authorized Peterbilt dealer, which would have a material adverse effect on our operations, revenues and profitability.

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

Our dealership agreements with the manufacturers we represent have current terms expiring between March 2016 and May 2020. Upon expiration of each agreement, we must negotiate a renewal. Management expects that, consistent with in some cases decades of past practice, each of our dealership agreements will be renewed before their respective termination dates, provided that we do not breach any of the material terms of the agreements.

Management attempts to mitigate the risk that any manufacturer would not renew a dealership agreement by providing superior representation of each brand that we represent in each of our areas of responsibility. We deliver superior representation to our manufacturers by continuously investing substantial capital into our dealership locations, marketing and personnel. Senior members of our management team also communicate with management of the manufacturers that we represent on a regular basis, which we believe allows us to identify any potentially problematic issues as early as possible so that we can begin working on solutions that are mutually agreeable. In addition to the proactive steps that management takes, the risks that our dealership agreements will not be renewed are also mitigated by dealer protection laws that exist in each of the states that our dealerships are located. Many of these state dealer franchise laws restrict manufacturers’ ability to refuse to renew dealership agreements or to impose new terms upon renewal. However, to the extent such laws did allow for non-renewal or the imposition of new terms, the relatively short terms would give manufacturers the opportunity to exercise such rights. Any non-renewal or imposition of less favorable terms upon renewal could have an adverse impact on our business and in the case of the Peterbilt dealership agreements, would have an adverse impact on our business.

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

Our business requires inventories held for sale to be maintained at dealer locations in order to facilitate immediate sales to customers on demand. We generally purchase inventories with the assistance of floor plan financing agreements. Our primary floor plan financing agreement, the Floor Plan Credit Agreement, expires on July 11, 2016 and may be terminated without cause upon 120 days’ notice. In the event that our floor plan financing becomes insufficient to satisfy our future requirements or our floor plan providers are unable to continue to extend credit under our floor plan agreements, we would need to obtain similar financing from other sources. There is no assurance that such additional floor plan financing or alternate financing could be obtained or, if obtained, that it will be on commercially reasonable terms.

Impairment in the carrying value of goodwill and other indefinite-lived intangible assets could negatively affect our operating results.

We have a substantial amount of goodwill on our balance sheet as a result of acquisitions we have completed. Approximately 99% of this goodwill is concentrated in our Truck Segment. The carrying value of goodwill represents the fair value of an acquired business in excess of identifiable assets and liabilities as of the acquisition date. Goodwill is not amortized, but instead is evaluated for impairment at least annually, or more frequently if potential interim indicators exist that could result in impairment. In testing for impairment, if the carrying value of a reporting unit exceeds its current fair value as determined based on the discounted future cash flows of the reporting unit, the goodwill is considered impaired and is reduced to fair value via a non-cash charge to earnings. Events and conditions that could result in impairment include weak economic activity, adverse changes in the regulatory environment, any matters that impact the ability of the manufacturers we represent to provide trucks to us, issues with our franchise rights, or other factors leading to reductions in expected long-term sales or profitability. Determination of the fair value of a reporting unit includes developing estimates that are highly subjective and incorporate calculations that are sensitive to minor changes in underlying assumptions. Management’s assumptions are subject to change as more information becomes available. Changes in these assumptions could result in an impairment charge in the future, which could have a significant adverse impact on our reported earnings.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates — Goodwill” for more information regarding the potential impact of changes in assumptions.

Changes in interest rates could have a material adverse effect on our profitability.

      Our Floor Plan Credit Agreement and some of our other debt are subject to variable interest rates. Therefore, our interest expense would rise with any increase in interest rates. A rise in interest rates may also have the effect of depressing demand in the interest rate sensitive aspects of our business, particularly new and used commercial vehicle sales, because many of our customers finance such purchases. As a result, a rise in interest rates may have the effect of simultaneously increasing our costs and reducing our revenues, which could materially affect our business, financial condition and results of operations. See “Quantitative and Qualitative Disclosures about Market Risk” for a discussion regarding our interest rate sensitivity.

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

In certain markets, many of our customers provide oil and gas production services. The oil and gas exploration and production industry is a historically cyclical industry characterized by significant changes in the levels of exploration and development activities. Oil and gas prices, and market expectations of potential changes in those prices, significantly affect the levels of those activities. The decline in oil prices since the fall of 2014 has adversely affected our business and results of operations. Continued reduction in oil and gas prices could materially adversely affect our business, financial condition and results of operations.

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

As of December 31, 2015, our backlog of new commercial vehicle orders was approximately $1,223.9 million. Our backlog is determined quarterly by multiplying the number of new commercial vehicles for each particular type of commercial vehicle ordered by a customer at our Rush Truck Centers by the recent average selling price for that type of commercial vehicle. We only include confirmed orders in our backlog. However, such orders are subject to cancellation. In the event of order cancellation, we have no contractual right to the total revenues reflected in our backlog.

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

      Some of our dealerships are located in regions of the United States where natural disasters and severe weather events (such as hurricanes, earthquakes, fires, floods, tornadoes and hail storms) may disrupt our operations, which may adversely impact our business, results of operations, financial condition and cash flows. In addition to business interruption, our business is subject to substantial risk of property loss due to the significant concentration of property at dealership locations. Although we have substantial insurance to cover this risk, we may be exposed to uninsured or underinsured losses that could have a material adverse effect on our business, financial condition, results of operations or cash flows.

Risks Related to Our Common Stock

We are controlled by two shareholders and their affiliates.

Collectively, W. Marvin Rush and W. M. “Rusty” Rush and their affiliates own approximately 0.3% of our issued and outstanding shares of Class A Common Stock and 34.1% of our issued and outstanding Class B Common Stock. W. Marvin Rush and W.M. “Rusty” Rush collectively control approximately 29.7% of the aggregate voting power of our outstanding shares and voting power which is superior to that of any other person or group. The interests of W. Marvin Rush and W.M. “Rusty” Rush may not be consistent with the interests of all shareholders. As a result of such ownership, W. Marvin Rush and W.M. “Rusty” Rush have the power to effectively control the Company, including the election of directors, the determination of matters requiring shareholder approval and other matters pertaining to corporate governance.

Our dealership agreements could discourage another company from acquiring us.

Our dealership agreements with Peterbilt impose ownership requirements on certain officers of the Company. All of our dealer agreements include restrictions on the sale or transfer of the underlying franchises. These ownership requirements and restrictions may prevent or deter prospective acquirers from acquiring control of us and, therefore, may adversely impact the value of our common stock.

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

The market price of our Class B Common Stock has historically been lower than the market price of our Class A Common Stock. The volume of trading in our Class B Common Stock varies greatly and may often be light. As of December 31, 2015, the three-month average daily trading volume of our Class B Common Stock was approximately 31,000 shares, with several days having a trading volume below 6,000 shares. If any large shareholder were to begin selling shares in the market, the added available supply of shares could cause the market price of our Class B Common Stock to drop. In addition, the lack of a robust resale market may require a shareholder to sell a large number of shares of our Class B Common Stock in increments over time to mitigate any adverse impact of the sales on the market price of our Class B Common Stock.

Item 1B.	Unresolved Staff Comments

None

Item 2.	Properties

Our corporate headquarters are located in New Braunfels, Texas. As of December 2015, we also own or lease numerous facilities used in our operations in the following states: Alabama, Arizona, California, Colorado, Florida, Georgia, Idaho, Illinois, Indiana, Kansas, Missouri, New Mexico, Nevada, North Carolina, Ohio, Oklahoma, Oregon, Tennessee, Texas, Utah and Virginia.

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

	2015		2014
	High	Low	High	Low
Class A Common Stock

First Quarter	$32.59	$25.94	$32.69	$26.32
Second Quarter	28.73	25.55	36.15	31.19
Third Quarter	27.00	22.58	37.49	33.01
Fourth Quarter	27.45	19.04	38.27	30.71

Class B Common Stock

First Quarter	$28.28	$23.73	$28.23	$22.28
Second Quarter	26.81	23.17	31.64	27.47
Third Quarter	25.01	20.82	32.88	28.96
Fourth Quarter	25.84	20.08	32.54	26.68

As of February 11, 2016, there were approximately 30 record holders of the Class A Common Stock and approximately 39 record holders of the Class B Common Stock.

We did not pay dividends during the fiscal year ended December 31, 2015, or the fiscal year ended December 31, 2014. The Board of Directors intends to retain any earnings of the Company to support operations and to finance expansion. Any future determination as to the payment of dividends will be at the discretion of the Board of Directors of the Company and will depend on the Company’s financial condition, results of operations, capital requirements and such other factors as the Board of Directors deems relevant.

As of December 31, 2015, we have not sold any securities in the last three years that were not registered under the Securities Act.

We did not repurchase any shares of our Class A Common Stock or Class B Common Stock during the fourth quarter of 2015.

Information regarding the Company’s equity compensation plans is incorporated by reference from Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters,” of this annual report on Form 10-K, and should be considered an integral part of this Item 5.

Performance Graph

The following graph shows the value as of December 31, 2015, of a $100 investment in the Company’s common stock made on December 31, 2010 (with dividends reinvested), as compared with similar investments based on (i) the value of the S&P 500 Index (with dividends reinvested) and (ii) the value of a market-weighted Peer Group Index composed of the common stock of PACCAR, Inc., Werner Enterprises, Inc., Penske Automotive Group, Inc. and Lithia Motors, Inc., in each case on a “total return” basis assuming reinvestment of dividends. The market-weighted Peer Group Index values were calculated from the beginning of the performance period. The historical stock performance shown below is not necessarily indicative of future expected performance.

Measurement Date	Rush Enterprises, Inc.	S&P 500	Peer Group
12/31/2010	$100.00	$100.00	$100.00
12/31/2011	98.47	102.11	74.43
12/31/2012	98.55	118.45	94.57
12/31/2013	143.21	156.82	132.65
12/31/2014	156.35	178.29	155.80
12/31/2015	113.71	180.75	121.99

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

	Year Ended December 31,
	2015	2014	2013	2012	2011
SUMMARY OF INCOME STATEMENT DATA	(in thousands, except per share amounts)
Revenues
New and used commercial vehicle sales	$3,360,808	$3,195,873	$2,239,847	$2,149,335	$1,801,964
Parts and service sales	1,382,447	1,315,694	988,317	817,280	675,277
Lease and rental	199,867	177,561	129,638	100,247	83,426
Finance and insurance	21,150	19,988	15,320	13,638	10,867
Other	15,461	18,240	11,583	10,067	9,077
Total revenues	4,979,733	4,727,356	3,384,705	3,090,567	2,580,611
Cost of products sold	4,194,786	3,971,310	2,812,691	2,589,800	2,157,334
Gross profit	784,947	756,046	572,014	500,767	423,277
Selling, general and administrative	619,268	573,670	450,340	361,727	306,273
Depreciation and amortization	43,859	40,786	29,925	25,016	20,084
Gain (loss) on sale of assets	(544)	151	5	176	418
Operating income	121,276	141,741	91,754	114,200	97,338
Interest expense, net	13,473	11,198	10,693	13,017	7,161
Income before income taxes	107,803	130,543	81,061	101,183	90,177
Provision (benefit) for income taxes	41,750	50,586	31,844	38,728	34,964
Net income	$66,053	$79,957	$49,217	$62,455	$55,213

Earnings per common share - Basic:
Net income	$1.64	$2.01	$1.25	$1.62	$1.46

Earnings per common share - Diluted:
Net income	$1.61	$1.96	$1.22	$1.57	$1.42

Weighted average shares outstanding:
Basic	40,271	39,783	39,405	38,643	37,861
Diluted	41,093	40,894	40,506	39,688	39,014

	Year Ended December 31,
	2015	2014	2013	2012	2011
OPERATING DATA
Unit vehicle sales −
New vehicles	29,780	27,459	19,931	18,427	15,540
Used vehicles	7,922	7,893	6,405	4,744	4,649
Total unit vehicles sales	37,702	35,352	26,336	23,171	20,189
Truck lease and rental units (including units under contract maintenance and crane units)	9,145	8,073	6,315	5,359	4,000

	December 31,
	2015	2014	2013	2012	2011
	(in thousands)
BALANCE SHEET DATA
Working capital	$79,549	$152,517	$207,984	$202,983	$176,928
Inventories	1,061,198	1,024,104	802,220	690,953	649,626
Total assets	2,852,008	2,675,875	2,151,521	1,866,936	1,705,415

Floor plan notes payable	854,758	845,977	593,649	534,520	520,693
Long-term debt, including current portion	647,755	578,254	482,781	399,664	328,287
Capital lease obligations, including current portion	83,765	57,250	45,467	49,973	45,554
Total shareholders’ equity	844,897	764,339	665,381	607,946	531,234

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a full-service, integrated retailer of commercial vehicles and related services. We operate one segment - the Truck Segment. The Truck Segment operates a regional network of commercial vehicle dealerships under the name “Rush Truck Centers.” Rush Truck Centers primarily sell commercial vehicles manufactured by Peterbilt, International, Hino, Ford, Isuzu, Mitsubishi Fuso, IC Bus or Blue Bird. Through our strategically located network of Rush Truck Centers, we provide one-stop service for the needs of our commercial vehicle customers. We offer an integrated approach to meeting customer needs by providing service, parts and collision repair in addition to new and used commercial vehicle sales and leasing, insurance and financial services, vehicle upfitting, CNG fuel systems, vehicle telematics products, chrome accessories and tires.

Our goal is to continue to serve as the premier service solutions provider to the commercial vehicle industry. Our strategic efforts to achieve this goal include continuously expanding our portfolio of aftermarket services, broadening the diversity of our commercial vehicle product offerings and extending our network of service points across the United States. Our commitment to provide innovative solutions to service our customers’ business needs continues to drive our strong parts, service and body shop (collectively, “Aftermarket Services”) revenues.

Our Aftermarket Services include a wide range of capabilities and products such as a fleet of mobile service units, mobile technicians who work in our customers’ facilities, a proprietary line of commercial vehicle parts and accessories, a broad range of diagnostic and analysis capabilities, a suite of telematics products, factory-certified service for alternative fuel vehicles and assembly service for specialized bodies and equipment. As a result of our efforts to expand our Aftermarket Services, Aftermarket Services accounted for 64.1% of our total gross profits in 2015.

2015 Highlights

The following are the more significant developments in our business during the year ended December 31, 2015:

●	Our gross revenues totaled $4,979.7 million in 2015, a 5.3% increase from gross revenues of $4,727.4 million in 2014.

●	Gross profit increased $28.9 million, or 3.8%, in 2015, compared to 2014. Gross profit as a percentage of sales decreased to 15.8% in 2015 from 16.0% in 2014.

●	Our Class 8 heavy-duty sales, which accounted for 6.7% of the total U.S. market, increased 6.6% over 2014.

●	Our Class 4-7 medium-duty sales, which accounted for 5.2% of the total U.S. market, increased 13.3% over 2014. Light-duty truck sales decreased 2.3% compared to 2014.

●	Aftermarket Service revenues were $1,382.4 million in 2015, compared to $1,315.7 million in 2014.

●	Selling, General and Administrative expenses increased $45.6 million, or 7.9%, in 2015, compared to 2014.

●	We completed the conversion of all of our Rush Truck Centers and Rush Truck Leasing operations to the SAP dealership management system in the third quarter of 2015.

We also completed the following growth initiatives:

●

On September 28, 2015, in connection with the divestiture of our Peterbilt dealership in Charlotte, North Carolina, we acquired certain assets of Peterbilt of Las Vegas, Inc., which operated a commercial vehicle dealership in Las Vegas, Nevada.  This location is operating as a Rush Truck Center and is a full-service Peterbilt dealership. The acquisition also included a PacLease commercial vehicle rental and leasing business.  The dealership swap was a like-kind exchange for tax purposes and enabled us to be consistent with our strategy of not having dealerships representing multiple Class 8 manufacturers in the same market, as we continue to operate a facility representing International, Hino and Isuzu trucks in Charlotte.

●	Momentum Fuel Technologies sold it first natural gas fuel system on November 23, 2015.

●

On July 27, 2015, we acquired certain assets of Dallas Truck Center, Inc., which included real estate and used truck inventory, in Dallas, Texas. This location is operating as Rig Tough Used Trucks, Dallas.

●

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

●

On February 9, 2015, we acquired certain assets of Effingham Truck Sales, Inc. The acquisition included International commercial truck dealerships and an Idealease commercial vehicle rental and leasing business in Effingham and Mount Vernon, Illinois.

2016 Outlook

According to A.C.T. Research Co., LLC (“A.C.T. Research”), a truck industry data and forecasting service provider, U. S. Class 8 retail sales are estimated to total 222,000 units in 2016, a 12.2% decrease compared to 253,000 units in 2015. We believe that U.S. Class 8 retail sales could decrease even further than the current A.C.T. Research estimates due to current trends pointing to decreasing freight volumes, decreased demand that should be expected as a result of 2015 being the best truck sales year since 2006, lower used truck values and decreased drilling activity in the energy sector.

According to A.C.T. Research ,U. S. Class 4-7 retail sales are estimated to reach 218,350 units, up 0.1% over 2015. We believe our Class 4-7 vehicle sales will remain stable through 2016.

We also expect our Aftermarket Services revenue to be negatively impacted by the decreased activity in the energy sector during 2016. We are pursuing initiatives to help offset these expected lost revenues, however, we do not anticipate results from these efforts to take full effect until the second half of 2016.

Key Performance Indicator

Absorption Ratio. Management uses several performance metrics to evaluate the performance of our commercial vehicle dealerships and considers Rush Truck Centers’ “absorption ratio” to be of critical importance. Absorption ratio is calculated by dividing the gross profit from the parts, service and body shop departments by the overhead expenses of all of a dealership’s departments, except for the selling expenses of the new and used commercial vehicle departments and carrying costs of new and used commercial vehicle inventory. When 100% absorption is achieved, all of the gross profit from the sale of a commercial vehicle, after sales commissions and inventory carrying costs, directly impacts operating profit. In 1999, our commercial vehicle dealerships’ absorption ratio was approximately 80%. Since 1999, we have made a concerted effort to increase our absorption ratio. Our commercial vehicle dealerships achieved a 115.6% absorption ratio for the year ended December 31, 2015 and 117.8% absorption ratio for the year ended December 31, 2014.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates. We believe the following accounting policies, which are also described in Note 2 of the Notes to the Consolidated Financial Statements, affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

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

Goodwill was tested for impairment during the fourth quarter and no impairment was required. The fair value of our reporting unit exceeded the carrying value of its net assets. As a result, we were not required to conduct the second step of the impairment test. We do not believe our reporting unit is at risk of failing step one of the impairment test.

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

Changes in the frequency, severity, and development of existing claims could influence our reserve for claims and financial position, results of operations and cash flows. We do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions we used to calculate our self-insured liabilities. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to losses or gains that could be material. A 10% change in our estimate would have changed our reserve for these losses at December 31, 2015 by $1.1 million.

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

The effective portion of the gain or loss on our cash flow hedges are reported as a component of accumulated other comprehensive loss. Hedge effectiveness was assessed quarterly by comparing the changes in cumulative gain or loss from the interest rate swap with the cumulative changes in the present value of the expected future cash flows of the interest rate swap that are attributable to changes in the LIBOR rate.

New Accounting Standards

In November 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes” (“ASU 2015-17”). The standard requires that deferred tax assets and liabilities be classified as noncurrent on the balance sheet rather than being separated into current and noncurrent. ASU 2015-17 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Early adoption is permitted and the standard may be applied either retrospectively or on a prospective basis to all deferred tax assets and liabilities. We early adopted ASU 2015-17 during the fourth quarter of 2015 on a retrospective basis. Adoption had no impact on our results of operations.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842),” which is intended to increase the transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. In order to meet that objective, the new standard requires recognition of the assets and liabilities that arise from leases. A lessee will be required to recognize on the balance sheet the assets and liabilities for leases with lease terms of more than 12 months.  Accounting by lessors will remain largely unchanged from current U.S. generally accepted accounting principles. The new standard is effective for public companies for fiscal years beginning after December 15, 2018, and interim periods within those years, with early adoption permitted. We are currently evaluating the effect that adopting this standard will have on our financial statements and related disclosures.

Results of Operations

The following discussion and analysis includes our historical results of operations for 2015, 2014 and 2013. The following table sets forth for the years indicated certain financial data as a percentage of total revenues:

	Year Ended December 31,
	2015	2014	2013

New and used commercial vehicle sales	67.5%	67.6%	66.2%
Parts and service sales	27.8	27.8	29.2
Lease and rental	4.0	3.8	3.8
Finance and insurance	0.4	0.4	0.5
Other	0.3	0.4	0.3
Total revenues	100.0	100.0	100.0

Cost of products sold	84.2	84.0	83.1
Gross profit	15.8	16.0	16.9

Selling, general and administrative	12.4	12.1	13.3
Depreciation and amortization	0.9	0.9	0.9
Operating income	2.5	3.0	2.7
Interest expense, net	0.3	0.2	0.3
Income from continuing operations before income taxes	2.2	2.8	2.4
Provision for income taxes	0.8	1.1	0.9
Net income	1.4%	1.7%	1.5%

The following table sets forth the unit sales and revenue for new heavy-duty, new medium-duty, new light-duty and used commercial vehicles and the absorption ratio for the years indicated (revenue in millions):

				% Change
	2015	2014	2013	2015 vs 2014	2014 vs 2013
Vehicle unit sales:
New heavy-duty vehicles	16,874	15,833	9,545	6.6%	65.9%
New medium-duty vehicles	11,241	9,922	8,441	13.3%	17.5%
New light-duty vehicles	1,665	1,704	1,945	-2.3%	-12.4%
Total new vehicle unit sales	29,780	27,459	19,931	8.4%	37.8%

Used vehicles sales	7,922	7,893	6,405	0.3%	23.2%

Vehicle revenue:
New heavy-duty vehicles	$2,133.2	$2,087.4	$1,304.9	2.2%	60.0%
New medium-duty vehicles	808.9	708.9	604.9	14.1%	17.2%
New light-duty vehicles	60.2	58.2	63.2	3.4%	-7.9%
Total new vehicle revenue	$3,002.3	$2,854.5	$1,973.0	5.2%	44.7%

Used vehicle revenue	$338.7	$327.7	$252.4	3.4%	29.8%

Other vehicle revenue:(1)	$19.8	$13.7	$14.4	44.5%	-4.9%

Dealership absorption ratio:	115.6%	117.8%	114.0%	-1.9%	3.3%

(1)	Includes sales of truck bodies, trailers and other new equipment

The following table sets forth for the periods indicated the percent of gross profit by revenue source:

	2015	2014	2013
Gross Profit:
New and used commercial vehicle sales	28.3%	29.1%	27.3%
Parts and service sales	64.1	62.6	64.4
Lease and rental	2.9	3.3	3.6
Finance and insurance	2.7	2.6	2.7
Other	2.0	2.4	2.0
Total gross profit	100.0%	100.0%	100.0%

Industry

We operate in the commercial vehicle market. There has historically been a high correlation between new product sales in the commercial vehicle market and the rate of change in U.S. industrial production and the U.S. gross domestic product.

Heavy-Duty Truck Market

The U.S. retail heavy-duty truck market is affected by a number of factors relating to general economic conditions, including fuel prices, government regulation, interest rate fluctuations, economic recessions, other methods of transportation and customer business cycles. Accordingly, unit sales of new commercial vehicles have historically been subject to substantial cyclical variation based on general economic conditions. According to data published by A.C.T. Research, over the last 10 years total U.S. retail sales of new Class 8 trucks have ranged from a low of approximately 97,000 in 2009 to a high of approximately 253,000 in 2015. Class 8 trucks are defined by the American Automobile Association as trucks with a minimum gross vehicle weight rating above 33,000 pounds.

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

A.C.T. Research currently estimates approximately 222,000 new Class 8 trucks will be sold in the United States in 2016, compared to approximately 253,000 new Class 8 trucks sold in 2015. A.C.T. Research currently forecasts sales of new Class 8 trucks in the U.S. to be approximately 198,000 in 2017.

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

A.C.T. Research currently forecasts sales of new Class 4 through 7 commercial vehicles in the U.S. to be approximately 218,350 in 2016, compared to 218,123 in 2015. A.C.T. Research currently forecasts sales of new Class 4 through 7 commercial vehicles in the U.S. to be approximately 226,600 in 2017.

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

Revenues

Revenues increased $252.4 million, or 5.3%, in 2015, compared to 2014.

Our Aftermarket Services revenues increased $66.8 million, or 5.1%, in 2015, compared to 2014. This increase was the result of acquisitions in 2014 and overall strong demand for repair and maintenance of vehicles. We expect our Aftermarket Services revenues to decrease slightly during 2016 compared to 2015, Aftermarket Services are being negatively impacted by the decrease in drilling activity in the energy sector.

Revenues from sales of new and used commercial vehicles increased $164.9 million, or 5.2%, in 2015, compared to 2014.

We sold 16,874 heavy-duty trucks in 2015, a 6.6% increase compared to 15,833 heavy-duty trucks in 2014. According to A.C.T. Research, U.S. Class 8 retail sales totaled 253,000 in 2015, an increase of approximately 12.9%, compared to 2014. Our share of the U.S. Class 8 truck sales market decreased to approximately 6.7% in 2015, from 7.1% in 2014. We expect our U.S. Class 8 truck sales market share to range between 6.0% and 7.0% in 2016. This market share percentage would result in the sale of approximately 13,300 to 15,500 of Class 8 trucks in 2016 based on A.C.T. Research’s current U.S. retail sales estimate of 222,000 units.

We sold 11,241 medium-duty commercial vehicles, including 1,140 buses, in 2015, a 13.3% increase compared to 9,922 medium-duty commercial vehicles, including 1,504 buses, in 2014. According to A.C.T. Research, U.S. Class 4 through 7 retail sales totaled 218,350 in 2015, an increase of approximately 8.3%, compared to 2014. In 2015, we achieved a 5.2% share of the Class 4 through 7 market in the U.S. We expect our market share to range between 5.0% and 5.5% of the U.S. Class 4 through 7 commercial vehicle sales in 2016. This market share percentage would result in the sale of approximately 10,900 to 12,000 of Class 4 through 7 commercial vehicles in 2016 based on A.C.T. Research’s current U.S. retail sales estimates of 218,350 units.

We sold 1,665 light-duty vehicles in 2015, a 2.3% decrease compared to 1,704 light-duty vehicles in 2014. We expect to sell approximately 1,900 light-duty vehicles in 2016.

We sold 7,922 used commercial vehicles in 2015, a 0.4% increase compared to 7,893 used commercial vehicles in 2014. We expect to sell approximately 8,200 to 8,500 used commercial vehicles in 2016. The volume of used commercial vehicle sales will be largely dependent upon our ability to acquire quality used commercial vehicles and maintain an adequate used commercial vehicle inventory throughout 2016.

Truck lease and rental revenues increased $22.3 million, or 12.6%, in 2015, compared to 2014. The increase in lease and rental revenues was primarily due to the increased number of units put into service in the lease and rental fleet. We expect lease and rental revenue to increase 10% to 15% during 2016, compared to 2015.

Finance and insurance revenues increased $1.2 million, or 5.8%, in 2015, compared to 2014. The increase in finance and insurance revenue was primarily a result of the increase in finance penetration rates and increased activity in our insurance business. We expect finance and insurance revenue to fluctuate proportionately with our new and used commercial vehicle sales in 2016. Finance and insurance revenues have limited direct costs and, therefore, contribute a disproportionate share of our operating profits.

Other income decreased $2.8 million, or 15.2% in 2015, compared to 2014. Other income consists primarily of the gain on sale realized on trucks from the lease and rental fleet, document fees related to commercial vehicle sales and income from CCTTS, our joint venture.

Gross Profit

Gross profit increased $28.9 million, or 3.8%, in 2015, compared to 2014. Gross profit as a percentage of sales decreased to 15.8% in 2015, from 16.0% in 2014, which is primarily related to the decrease in overall truck sales margins in 2015.

Gross margins from our Aftermarket Services operations increased to 36.4% in 2015, from 36.0% in 2014. Gross profit for Aftermarket Services increased to $503.3 million in 2015, from $473.3 million in 2014. Historically, parts operations’ gross margins range from 27% to 28% and service and body shop operations range from 67% to 68%. Gross profits from parts sales represented 55.5% of total gross profit for Aftermarket Services operations in 2015 and 55.2% in 2014. Service and body shop operations represented 44.5% of total gross profit for Aftermarket Services operations in 2015 and 44.8% 2014. We expect blended gross margins on Aftermarket Services operations to range from 36.5% to 37.0% in 2016.

Gross margins on Class 8 truck sales decreased to 6.5% in 2015, from 7.1% in 2014. This decrease is attributable to the sales mix in 2015, which consisted of more sales to over-the-road fleet customers, a lower margin revenue item. In 2016, we expect overall gross margins from Class 8 truck sales of approximately 6.2% to 6.6%. We recorded a net charge to cost of sales of $1.5 million to increase our new heavy-duty truck valuation allowance in 2015, compared to $1.1 million in 2014.

Gross margins on medium-duty commercial vehicle sales increased to 5.9% in 2015, from 5.6% in 2014. For 2016, we expect overall gross margins from medium-duty commercial vehicle sales of approximately 5.5% to 6.0%, but this will largely depend upon the mix of purchasers and types of vehicles sold. We recorded a net charge to cost of sales of $1.9 million to increase our new medium-duty commercial vehicle valuation allowance in 2015, compared to $1.6 million in 2014.

Gross margins on used commercial vehicle sales increased to 9.6% in 2015, from 9.0% in 2014. We expect margins on used commercial vehicles to range between 8.0% and 10.0% during 2016 depending upon general economic conditions and our ability to acquire quality used vehicles. We recorded a net charge to cost of sales of $4.7 million to increase our used commercial vehicle valuation allowance in 2015, compared to $5.0 million in 2014.

Gross margins from truck lease and rental sales decreased to 11.5% in 2015, from 13.9% in 2014. This decrease is primarily related to the decrease in drilling activity in the energy sector and related business activity. We expect gross margins from lease and rental sales of approximately 12.0% to 14.0% during 2016, as we expect to continue to grow our lease and rental fleet. Our policy is to depreciate our lease and rental fleet using a straight line method over each customer’s contractual lease term. The lease unit is depreciated to a residual value that approximates fair value at the expiration of the lease term. This policy results in the Company realizing reasonable gross margins while the unit is in service and a corresponding gain or loss on sale when the unit is sold at the end of the lease term.

Finance and insurance revenues and other income, as described above, have limited direct costs and, therefore, contribute a disproportionate share of gross profit.

Selling, General and Administrative Expenses

Selling, General and Administrative (“SG&A”) expenses increased $45.6 million, or 7.9%, in 2015, compared to 2014. SG&A expenses as a percentage of total revenues increased to 12.4% in 2015, from 12.1% in 2014. SG&A expenses as a percentage of total revenues have historically ranged from 10.0% to 15.0%. In general, when new and used commercial vehicle revenues decrease as a percentage of total revenues, SG&A expenses as a percentage of total revenues will be at, or exceed, the higher end of this range. For 2016, we expect SG&A expenses as a percentage of total revenues to range from 11.0% to 12.0% and the selling portion of SG&A expenses to be approximately 25.0% to 30.0% of new and used commercial vehicle gross profit. In 2016, we expect the general and administrative portion of SG&A expenses to decrease by approximately 3.0% to 4.0%, compared to 2015.

Depreciation and Amortization Expense

Depreciation and amortization expense increased $3.1 million, or 7.5%, in 2015 compared to 2014. This increase was primarily due to the construction of new dealerships, dealership expansions and acquisitions. In 2014 we initiated a plan to sell our corporate aircraft and determined that the carrying value of the corporate aircraft was no longer recoverable. We recognized a $3.4 million in pre-tax non-cash asset impairment charge during the year ended December 31, 2014. The impairment loss is included in depreciation and amortization expense on the Consolidated Statements of Income. Our corporate aircraft was sold in connection with the purchase of a replacement aircraft in 2015.

Interest Expense, Net

Net interest expense increased $2.3 million, or 20.3%, in 2015, compared to 2014. Net interest expense in 2016 will depend on inventory levels and the amount of cash available to make prepayments on the Floor Plan Credit Agreement.

Income before Income Taxes

Income before income taxes decreased $22.7 million in 2015, compared to 2014, as a result of the factors described above.

Income Taxes

Income taxes decreased $8.8 million in 2015, compared to 2014. We provided for taxes at a 38.73% effective rate in 2015 compared to an effective rate of 38.75% in 2014. We expect our effective tax rate to be approximately 38.5% to 39.0% of pretax income in 2016.

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Revenues

Revenues increased $1,342.7 million, or 39.7%, in 2014, compared to 2013.

Our Aftermarket Services revenues increased $327.4 million, or 33.1%, in 2014, compared to 2013. This increase was primarily the result of acquisitions that occurred after the second half of 2013.

Revenues from sales of new and used commercial vehicles increased $956.0 million, or 42.7%, in 2014, compared to 2013.

We sold 15,833 heavy-duty trucks in 2014, a 65.9% increase compared to 9,545 heavy-duty trucks in 2013. This increase was primarily the result of acquisitions that occurred after the second half of 2013 and continued replacement of aging commercial vehicles. According to A.C.T. Research, U.S. Class 8 retail sales totaled 224,000 in 2014, an increase of approximately 19.4%, compared to 2013. Our share of the U.S. Class 8 truck sales market increased to approximately 7.1% in 2014, from 5.1% in 2013.

We sold 9,922 medium-duty commercial vehicles, including 1,504 buses, in 2014, a 17.5% increase compared to 8,441 medium-duty commercial vehicles, including 1,413 buses, in 2013. According to A.C.T. Research, U.S. Class 4 through 7 retail sales totaled 201,000 in 2014, an increase of approximately 11.9%, compared to 2013. In 2014, we achieved a 4.9% share of the Class 4 through 7 commercial vehicle sales market in the U.S.

We sold 1,704 light-duty vehicles in 2014, a 12.4% decrease compared to 1,945 light-duty vehicles in 2013.

We sold 7,893 used commercial vehicles in 2014, a 23.2% increase compared to 6,405 used commercial vehicles in 2013. The increase in sales of used commercial vehicles was primarily due to acquisitions after the second half of 2013 and strong demand for used trucks.

Truck lease and rental revenues increased $47.9 million, or 37.0%, in 2014, compared to 2013. The increase in lease and rental revenue was primarily due to acquisitions after the second half of 2013.

Finance and insurance revenues increased $4.7 million, or 30.5%, in 2014, compared to 2013. The increase in finance and insurance revenue was primarily a result of the increase in finance penetration rates and increased activity in our insurance business.

Other income increased $6.7 million, or 57.5% in 2014, compared to 2013.

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

Gross margins from our Aftermarket Services operations decreased to 36.0% in 2014, from 37.3% in 2013. Gross profit for Aftermarket Services operations increased to $473.3 million in 2014, from $368.3 million in 2013. Gross profits from parts sales represented 55.2% of total gross profit for Aftermarket Services operations in 2014 and 55.3% in 2013. Service and body shop operations represented 44.8% of total gross profit for Aftermarket Services operations in 2014 and 44.7% in 2013.

Gross margins on Class 8 truck sales increased to 7.1% in 2014, from 6.8% in 2013. We recorded a net charge to cost of sales of $1.1 million to increase our new heavy-duty truck valuation allowance in 2014, compared to $1.2 million in 2013.

Gross margins on medium-duty commercial vehicle sales increased to 5.6% in 2014, from 5.2% in 2013. We recorded a net charge to cost of sales of $1.6 million to increase our new medium-duty commercial vehicle valuation allowance in 2014, compared to $1.2 million in 2013.

Gross margins on used commercial vehicle sales decreased to 9.0% in 2014, from 9.2% in 2013. We recorded a net charge to cost of sales of $5.0 million to increase our used commercial vehicle valuation allowance in 2014, compared to $3.1 million in 2013.

Gross margins from truck lease and rental sales decreased to 13.9% in 2014, from 15.7% in 2013.

Finance and insurance revenues and other income, as described above, have limited direct costs and, therefore, contribute a disproportionate share of gross profit.

Selling, General and Administrative Expenses

SG&A expenses increased $123.3 million, or 27.4%, in 2014, compared to 2013. This increase was primarily due to acquisitions that occurred after the second half of 2013. SG&A expenses as a percentage of total revenues decreased to 12.1% in 2014, from 13.3% in 2013.

Depreciation and Amortization Expense

Depreciation and amortization expense increased $10.9 million, or 36.3%, in 2014 compared to 2013. This increase was primarily due to acquisitions that occurred in 2013 and the construction of new dealerships and dealership expansions. We recognized a $3.4 million in pre-tax non-cash asset impairment charge during the year ended December 31, 2014 in connection with the initiation of our plan to sell our corporate aircraft.

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

Liquidity and Capital Resources

Our short-term cash requirements are primarily for working capital, inventory financing, the improvement and expansion of existing facilities and the construction or purchase of new facilities. Historically, these cash requirements have been met through the retention of profits, borrowings under our floor plan financing arrangements and bank financings. As of December 31, 2015, we had working capital of approximately $79.5 million, including $64.8 million in cash available to fund our operations. We believe that these funds, together with expected cash flows from operations, are sufficient to meet our operating requirements for at least the next twelve months. From time to time, we utilize our excess cash on hand to pay down our outstanding borrowings under the Floor Plan Credit Agreement, and the resulting interest earned is recognized as an offset to our gross interest expense under the Floor Plan Credit Agreement.

We have a secured line of credit that provides for a maximum borrowing of $17.5 million. There were no advances outstanding under this secured line of credit at December 31, 2015, however, $12.7 million was pledged to secure various letters of credit related to self-insurance products, leaving $4.8 million available for future borrowings as of December 31, 2015.

Our long-term real estate debt and floor plan financing agreements require us to satisfy various financial ratios such as the debt-to-worth ratio, leverage ratio and the fixed charge coverage ratio and certain requirements for tangible net worth and GAAP net worth. As of December 31, 2015, we were in compliance with all debt covenants related to debt secured by real estate, lease and rental units and our floor plan credit agreements. We do not anticipate any breach of the covenants in the foreseeable future.

We expect to purchase or lease trucks worth approximately $220.0 million to $250.0 million for our leasing operations during 2016, depending on customer demand, all of which will be financed. We also expect to make capital expenditures for recurring items such as computers, shop tools and equipment and vehicles of approximately $20.0 million to $25.0 million during 2016.

We are currently under contracts to construct or remodel various dealership facilities and purchase real estate at an estimated remaining cost of $18.4 million. The construction projects are estimated to continue through 2016.

On December 4, 2015, we announced that our Board of Directors authorized the repurchase, from time to time, of up to an aggregate of $40.0 million shares of Class A Common Stock and/or Class B Common Stock. This stock repurchase program replaced a prior $40 million repurchase program. Repurchases, if any, will be made at times and in amounts as we deem appropriate and may be made through open market transactions at prevailing market prices, privately negotiated transactions or by other means in accordance with federal securities laws. The actual timing, number and value of repurchases under the new stock repurchase program will be determined by management at its discretion and will depend on a number of factors, including market conditions, stock price and other factors, including those related to the ownership requirements of its dealership agreements with Peterbilt. The stock repurchase program expires on November 30, 2016, and may be suspended or discontinued at any time.

We anticipate funding the capital expenditures for the improvement and expansion of existing facilities and recurring expenses through our operating cash flows. We have the ability to fund the construction or purchase of new facilities through our operating cash flows or by financing 70% to 80% of the appraised value of such facility.

We have no other material commitments for capital expenditures as of December 31, 2015, except that we will continue to purchase vehicles for our lease and rental division and authorize capital expenditures for improvement and expansion of our existing dealership facilities and construction or purchase of new facilities based on market opportunities.

Cash Flows

Cash and cash equivalents decreased by $126.6 million during the year ended December 31, 2015, and decreased by $25.8 million during the year ended December 31, 2014. The major components of these changes are discussed below.

Cash Flows from Operating Activities

Cash flows from operating activities include net income adjusted for non-cash items and the effects of changes in working capital. During 2015, operating activities resulted in net cash provided by operations of $227.3 million. Net cash provided by operating activities primarily consisted of $66.1 million in net income, as well as non-cash adjustments related to depreciation and amortization of $144.9 million, deferred income taxes of $31.6 million and stock-based compensation of $12.4 million. Cash used in operating activities included an aggregate of $28.6 million net change in operating assets and liabilities. Included in the net change in operating assets and liabilities were cash inflows of $11.9 million from a decrease in accounts receivable and $18.7 million from decreases in inventory, net of acquisitions, which were offset by cash outflows of $3.7 million from an increase in other current assets, $17.0 million from the net decrease in floor plan, trade borrowings, $22.4 million from a decrease in customer deposits, and $16.2 million from decreases in accounts payable and accrued liabilities. The majority of commercial vehicle inventory is financed through our floor plan credit agreements.

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

In June 2012, we entered into a wholesale financing agreement with Ford Motor Credit Company that provides for the financing of, and is collateralized by, our Ford new vehicle inventory. This wholesale financing agreement bears interest at a rate of Prime plus 150 basis points minus certain incentives and rebates; however, the prime rate is defined to be a minimum of 3.75%. As of December 31, 2015, the interest rate on the wholesale financing agreement was 5.25% before considering the applicable incentives. As of December 31, 2015, we had an outstanding balance of approximately $62.4 million under the Ford Motor Credit Company wholesale financing agreement.

Cash Flows from Investing Activities

During 2015, cash used in investing activities was $436.2 million. Cash flows used in investing activities consist primarily of cash used for capital expenditures and business acquisitions. Capital expenditures of $367.8 million consisted primarily of purchases of property and equipment and improvements to our existing dealership facilities and $177.6 million for additional units for the rental and leasing operations, which were directly offset by borrowings of long-term debt. Cash used for business acquisitions was $69.0 million during the year ended December 31, 2015. See Note 15 of the Notes to Consolidated Financial Statements for a detailed discussion of the business acquisitions. We expect to purchase or lease trucks worth approximately $220.0 million to $250.0 million for our leasing operations in 2016, depending on customer demand, all of which will be financed. During 2016, we expect to make capital expenditures for recurring items such as computers, shop equipment and vehicles of $20.0 million to $25.0 million.

During 2014, cash used in investing activities was $416.4 million. Cash flows used in investing activities consist primarily of cash used for capital expenditures and business acquisitions. Capital expenditures of $260.8 million consisted primarily of purchases of property and equipment and improvements to our existing dealership facilities and $167.6 million for additional units for the rental and leasing operations, which were directly offset by borrowings of long-term debt. Cash used for business acquisitions was $157.6 million during the year ended December 31, 2014. See Note 15 of the Notes to Consolidated Financial Statements for a detailed discussion of the business acquisitions.

Cash Flows from Financing Activities

Cash flows provided by financing activities include borrowings and repayments of long-term debt and net payments of floor plan notes payable. During 2015, we generated $82.4 million in net cash flow from financing activities, primarily related to borrowings of $218.0 million of long-term debt, $31.6 million from net draws on floor plan notes payable, non-trade and $3.8 million from the issuance of shares related to equity compensation plans. These cash inflows were partially offset by cash outflows of $169.2 million used for principal repayments of long-term debt and capital lease obligations and $1.5 million used to purchase 56,077 shares of Rush Class B common stock during 2015. The borrowings of long-term debt were primarily related to purchasing units for the rental and leasing operations.

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

Most of our commercial vehicle purchases are made on terms requiring payment to the manufacturer within 15 days or less from the date the commercial vehicles are invoiced from the factory. During 2015, we financed the majority of all new commercial vehicle inventory and the loan value of our used commercial vehicle inventory under the Floor Plan Credit Agreement. On September 15, 2015, we entered into the Second Amended and Restated Credit Agreement with GE Capital. The amendment increased the aggregate loan commitment to $850.0 million. Effective December 1, 2015, GE Capital resigned as Administrative Agent of the Floor Plan Credit Agreement and BMO Harris Bank N.A. (“BMO Harris”) was appointed in its place. Borrowings under the Floor Plan Credit Agreement bear interest at an annual rate equal to the three month LIBOR rate, determined on the last day of the prior month, plus 2.03% and are payable monthly.  In addition, we are required to pay a monthly working capital fee equal to 0.35% per annum multiplied by the amount of voluntary prepayments of new and used inventory loans. Loans under the Floor Plan Credit Agreement for the purchase of used inventory are limited to $150.0 million. The Floor Plan Credit Agreement expires July 11, 2016, although BMO Harris has the right to terminate the Floor Plan Credit Agreement at any time upon 120 days’ written notice. We may terminate the Floor Plan Credit Agreement at any time, although if we do so we must pay a prepayment processing fee of $300,000, subject to specified limited exceptions. On December 31, 2015, we had approximately $792.4 million outstanding under the Floor Plan Credit Agreement. The average daily outstanding borrowings under the Floor Plan Credit Agreement were $692.3 million during the year ended December 31, 2015. Periodically, we utilize our excess cash on hand to pay down our outstanding borrowings under the Floor Plan Credit Agreement, and the resulting interest earned is recognized as an offset to our gross interest expense under the Floor Plan Credit Agreement.

Navistar Financial Corporation and Peterbilt offer trade terms that provide an interest-free inventory stocking period for certain new commercial vehicles.  If the commercial vehicle is not sold within the interest-free period, we then finance the commercial vehicle under the Floor Plan Credit Agreement.

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

Contractual Obligations

We have certain contractual obligations that will impact our short and long-term liquidity. At December 31, 2015, such obligations were as follows (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Long-term debt obligations (1)	$647,755	$151,024	$243,145	$193,746	$59,840
Capital lease obligations(2)	91,916	17,181	33,607	27,358	13,770
Operating lease obligations(3)	46,421	11,218	12,192	6,522	16,489
Floor plan debt obligation	854,758	854,758	−	−	−
Interest obligations (4)	83,294	43,225	27,377	11,547	1,145
Purchase obligations(5)	30,278	15,403	4,963	4,618	5,294
Total	$1,754,422	$1,092,809	$321,284	$243,791	$96,538

(1)           Refer to Note 8 of Notes to Consolidated Financial Statements.

(2)           Refer to Note 10 of Notes to Consolidated Financial Statements. Amounts include interest.

(3)           Refer to Note 10 of Notes to Consolidated Financial Statements.

(4)          In computing interest expense, we used our weighted average interest rate outstanding on fixed rate debt to estimate our interest expense on fixed rate debt. We used our weighted average variable interest rate on outstanding variable rate debt at December 31, 2015, and added 0.25 percent per year to estimate our interest expense on variable rate debt.

(5)          Purchase obligations represent non-cancelable contractual obligations at December 31, 2015 related to our construction contracts for facilities in Odessa, Texas, Denver, Colorado, Twin Falls, Idaho, Champaign, Illinois, Asheville, North Carolina and various other dealership facilities, our purchase agreements for real estate in Farmington, New Mexico and Tifton, Georgia and our contract with IBM for management services related to the SAP enterprise software and dealership management system implementation and SAP America, Inc. with respect to the software license agreement for the SAP enterprise software and dealership management system.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Market risk represents the risk of loss that may impact the financial position, results of operations, or cash flows of the Company due to adverse changes in financial market prices, including interest rate risk, and other relevant market rate or price risks.

We are exposed to some market risk through interest rates related to our floor plan financing agreements, variable rate real estate debt and discount rates related to finance sales. The majority of floor plan debt and variable rate real estate debt is based on LIBOR. As of December 31, 2015, we had floor plan borrowings and variable interest rate real estate debt of approximately $982.3 million. Assuming an increase or decrease in LIBOR of 100 basis points, annual interest expense could correspondingly increase or decrease by approximately $9.8 million.

We are exposed to some market risk through interest rates related to the investment of our current cash and cash equivalents which totaled $64.8 million on December 31, 2015. These funds are generally invested in variable interest rate instruments in accordance with our investment policy. As such instruments mature and the funds are reinvested, we are exposed to changes in market interest rates. This risk is mitigated by management’s ongoing evaluation of the best investment rates available for current and noncurrent high quality investments. If market interest rates were to increase or decrease immediately and uniformly by 100 basis points, our annual interest income could correspondingly increase or decrease by approximately $0.6 million.

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

In the past, we invested in interest-bearing short-term investments consisting of investment-grade auction rate securities classified as available-for-sale. Auctions for investment grade securities held by us have failed. The auction rate securities continue to pay interest in accordance with the terms of the underlying security; however, liquidity will be limited until there is a successful auction or until such time as other markets for these investments develop. As of December 31, 2015, we hold auction rate securities, with underlying tax-exempt municipal bonds that mature in 2030, that have a fair value of $6.7 million. Given the current market conditions in the auction rate securities market, if we determine that the fair value of these securities temporarily decreases by an additional 10%, our equity could correspondingly decrease by approximately $665,000. If it is determined that the fair value of these securities is other-than-temporarily impaired by 10%, we could record a loss on our Consolidated Statements of Income of approximately $665,000. For further discussion of the risks related to our auction rate securities, see Note 9 – Financial Instruments and Fair Value of the Notes to Consolidated Financial Statements.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm	43

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting	76

Consolidated Balance Sheets as of December 31, 2015 and 2014	44

Consolidated Statements of Income for the Years Ended December 31, 2015, 2014 and 2013	45

Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2015, 2014 and 2013	46

Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2015, 2014 and 2013	47

Consolidated Statements of Cash Flows for the Years Ended December 31, 2015, 2014 and 2013	48

Notes to Consolidated Financial Statements	49

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of

Rush Enterprises, Inc.

We have audited the accompanying consolidated balance sheets of Rush Enterprises, Inc. and subsidiaries (“the Company”) as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Rush Enterprises, Inc. and subsidiaries at December 31, 2015 and 2014, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of classifying deferred income tax assets and liabilities effective December 31, 2015.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Rush Enterprises, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated February 29, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Antonio, Texas

February 29, 2016

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Shares and Per Share Amounts)

	December 31,
	2015	2014

Assets
Current assets:
Cash and cash equivalents	$64,847	$191,463
Accounts receivable, net	156,977	170,027
Note receivable from affiliate	10,611	8,168
Inventories, net	1,061,198	1,024,104
Prepaid expenses and other	32,953	28,312
Asset held for sale	–	5,053
Total current assets	1,326,586	1,427,127
Investments	6,650	6,905
Property and equipment, net	1,172,824	923,080
Goodwill, net	285,041	265,145
Other assets, net	60,907	53,618

Total assets	$2,852,008	$2,675,875

Liabilities and shareholders’ equity
Current liabilities:
Floor plan notes payable	$854,758	$845,977
Current maturities of long-term debt	151,024	149,065
Current maturities of capital lease obligations	14,691	11,231
Liabilities directly associated with asset held for sale	–	6,160
Trade accounts payable	120,255	124,555
Customer deposits	22,438	44,879
Accrued expenses	83,871	92,743
Total current liabilities	1,247,037	1,274,610

Long-term debt, net of current maturities	496,731	429,189
Capital lease obligations, net of current maturities	69,074	46,019
Other long-term liabilities	5,282	4,470
Deferred income taxes, net	188,987	157,248

Shareholders’ equity:
Preferred stock, par value $.01 per share; 1,000,000 shares authorized; 0 shares outstanding in 2015 and 2014	–	–
Common stock, par value $.01 per share; 60,000,000 Class A shares and 20,000,000 Class B shares authorized; 30,303,818 Class A shares and 10,093,305 Class B shares outstanding in 2015; and 29,889,332 Class A shares and 9,999,122 Class B shares outstanding in 2014	430	424
Additional paid-in capital	288,294	272,486
Treasury stock, at cost: 2,616,657 class B shares in 2015 and 2,560,580 class B shares in 2014	(43,368)	(41,904)
Retained earnings	599,846	533,793
Accumulated other comprehensive loss, net of tax	(305)	(460)
Total shareholders’ equity	844,897	764,339
Total liabilities and shareholders’ equity	$2,852,008	$2,675,875

The accompanying notes are an integral part of these consolidated financial statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Amounts)

	Year Ended December 31,
	2015	2014	2013

Revenues:
New and used commercial vehicle sales	$3,360,808	$3,195,873	$2,239,847
Parts and service sales	1,382,447	1,315,694	988,317
Lease and rental	199,867	177,561	129,638
Finance and insurance	21,150	19,988	15,320
Other	15,461	18,240	11,583
Total revenue	4,979,733	4,727,356	3,384,705

Cost of products sold:
New and used commercial vehicle sales	3,138,754	2,975,905	2,083,439
Parts and service sales	879,141	842,438	620,030
Lease and rental	176,891	152,967	109,222
Total cost of products sold	4,194,786	3,971,310	2,812,691

Gross profit	784,947	756,046	572,014
Selling, general and administrative	619,268	573,670	450,340
Depreciation and amortization	43,859	40,786	29,925
(Loss) gain on sale of assets	(544)	151	5

Operating income	121,276	141,741	91,754
Interest income (expense):
Interest income	490	239	41
Interest expense	(13,963)	(11,437)	(10,734)
Total interest expense, net	13,473	11,198	10,693

Income before taxes	107,803	130,543	81,061
Provision for income taxes	41,750	50,586	31,844

Net income	$66,053	$79,957	$49,217

Earnings per common share - Basic:
Net income	$1.64	$2.01	$1.25

Earnings per common share - Diluted:
Net income	$1.61	$1.96	$1.22

The accompanying notes are an integral part of these consolidated financial statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands)

	Year Ended December 31,
	2015	2014	2013

Net income	$66,053	$79,957	$49,217
Other comprehensive income before tax and net of reclassification adjustments:
Change in fair value of interest rate swaps	235	789	892
Change in fair value of available-for-sale securities	19	427	–
Other comprehensive income, before tax	254	1,216	892
Income tax expense related to components of other comprehensive income	99	474	338
Other comprehensive income, net of tax	155	742	554
Comprehensive income	$66,208	$80,699	$49,771

The accompanying notes are an integral part of these consolidated financial statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In Thousands)

	Common Stock Shares Outstanding		$0.01 Par	Additional Paid-In	Treasury	Retained	Accumulated Other Comprehensive
	Class A	Class B	Value	Capital	Stock	Earnings	Loss	Total

Balance, December 31, 2012	27,999	10,792	$404	$222,627	$(17,948)	$404,619	$(1,756)	$607,946

Stock options exercised and stock awards (including tax benefit of $2,566)	747	43	8	11,325				11,333
Stock-based compensation related to stock options, restricted shares and employee stock purchase plan				8,645				8,645
Vesting of restricted share awards	85	24	1	(711)				(710)
Issuance of common stock under employee stock purchase plan	80	–	1	1,268				1,269
Common stock repurchases		(554)			(12,873)			(12,873)
Other comprehensive income							554	554
Net income						49,217		49,217

Balance, December 31, 2013	28,911	10,305	$414	$243,154	$(30,821)	$453,836	$(1,202)	$665,381

Stock options exercised and stock awards (including tax benefit of $5,207)	872	30	9	16,216				16,225
Stock-based compensation related to stock options, restricted shares and employee stock purchase plan				11,343				11,343
Vesting of restricted share awards	42	113	1	311				312
Issuance of common stock under employee stock purchase plan	64	–	–	1,462				1,462
Issuance of common stock related to business acquisition					1,170			1,170
Common stock repurchases		(449)			(12,253)			(12,253)
Other comprehensive income							742	742
Net income						79,957		79,957

Balance, December 31, 2014	29,889	9,999	$424	$272,486	$(41,904)	$533,793	$(460)	$764,339

Stock options exercised and stock awards (including tax expense of $337)	182	–	2	1,933				1,935
Stock-based compensation related to stock options, restricted shares and employee stock purchase plan				12,384				12,384
Vesting of restricted share awards	147	150	3	(572)				(569)
Issuance of common stock under employee stock purchase plan	86	–	1	2,063				2,064
Common stock repurchases		(56)			(1,464)			(1,464)
Other comprehensive income							155	155
Net income						66,053		66,053

Balance, December 31, 2015	30,304	10,093	$430	$288,294	$(43,368)	$599,846	$(305)	$844,897

The accompanying notes are an integral part of these consolidated financial statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Year Ended December 31,
	2015		2014	2013

Cash flows from operating activities:
Net income		$66,053	$79,957		$49,217
Adjustments to reconcile net income to net cash provided by (used in) operating activities-
Depreciation and amortization		144,935	126,452		93,486
Loss (gain) on sale of property and equipment, net		544	(151)		(5)
Stock-based compensation expense related to employee stock options and employee stock purchases		12,384	11,343		8,645
Provision for deferred income tax expense		31,645	25,229		22,081
Excess tax expense (benefit) from stock-based compensation		337	(5,207)		(2,566)
Acquired research and development		−	2,000		−
Change in accounts receivable, net		11,921	(67,664)		(10,358)
Change in inventories		18,664	(151,911)		(67,217)
Change in prepaid expenses and other, net		(3,690)	(13,215)		(1,789)
Change in trade accounts payable		(4,154)	24,180		38,105
(Payments) draws on floor plan notes payable – trade, net		(17,005)	44,870		13,044
Change in customer deposits		(22,371)	(13,802)		29,139
Change in accrued expenses		(12,013)	26,856		1,706

Net cash provided by operating activities		227,250	88,937		173,488

Cash flows from investing activities:
Acquisition of property and equipment		(367,790)	(260,820)		(191,584)
Proceeds from the sale of property and equipment		3,319	249		633
Business acquisitions		(69,013)	(157,626)		(72,725)
Proceeds from the sale of available for sale securities		275	150		−
Other		(3,025)	1,631		(5,992)

Net cash used in investing activities		(436,234)	(416,416)		(269,668)

Cash flows from financing activities:
Draws on floor plan notes payable – non-trade, net		31,568	207,458		46,085
Proceeds from long-term debt		218,026	214,622		171,166
Principal payments on long-term debt		(154,685)	(112,828)		(88,048)
Principal payments on capital lease obligations		(14,506)	(12,531)		(13,511)
Proceeds from issuance of shares relating to employee stock options and employee stock purchases		3,766	11,962		9,327
Excess tax benefit (expense) from stock-based compensation		(337)	5,207		2,566
Common stock repurchased		(1,464)	(12,253)		(12,873)

Net cash provided by financing activities		82,368	301,637		114,712

Net increase (decrease) in cash and cash equivalents		(126,616)	(25,842)		18,532

Cash and cash equivalents, beginning of year		191,463	217,305		198,773

Cash and cash equivalents, end of year		$64,847	$191,463		$217,305

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest		$35,356	$29,539		$24,195
Income taxes, net of refunds		$16,126	$29,795		$9,314
Noncash investing and financing activities:
Common stock issued related to business acquisition	$	−	$2,000	$	−
Assets acquired under capital leases		$41,021	$24,314		$9,005

The accompanying notes are an integral part of these consolidated financial statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND OPERATIONS:

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

Principles of Consolidation

The consolidated financial statements presented herein include the accounts of Rush Enterprises, Inc. together with its consolidated subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

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

Property and Equipment

Property and equipment are stated at cost and depreciated over their estimated useful lives. Leasehold improvements are amortized over the useful life of the improvement, or the term of the lease, whichever is shorter. Provision for depreciation of property and equipment is calculated primarily on a straight-line basis. The Company capitalizes interest on borrowings during the active construction period of major capital projects. Capitalized interest, when incurred, is added to the cost of underlying assets and is amortized over the estimated useful life of such assets. The Company capitalized interest of approximately $972,000 related to major capital projects during 2015. The cost, accumulated depreciation and amortization and estimated useful lives are summarized as follows (in thousands):

	2015	2014	Estimated Life (Years)
Land	$134,246	$98,033		–
Buildings and improvements	313,706	233,742	10	–	39
Leasehold improvements	28,149	27,100	2	–	39
Machinery and shop equipment	59,455	48,988	5	–	20
Furniture, fixtures and computers	74,201	57,730	3	–	15
Transportation equipment	74,761	47,758	2	–	15
Lease and rental vehicles	825,787	697,147	2	–	8
Construction in progress	66,338	39,775
Accumulated depreciation and amortization	(403,819)	(327,193)

Total	$1,172,824	$923,080

As of December 31, 2015, the Company had $81.2 million in lease and rental vehicles under various capital leases included in property and equipment, net of accumulated amortization of $24.5 million. The Company recorded depreciation expense of $131.8 million and amortization expense of $13.1 million for the year ended December 31, 2015, and depreciation expense of $115.3 million and amortization expense of $11.2 million for the year ended December 31, 2014. Depreciation and amortization of vehicles related to lease and rental operations is included in lease and rental cost of products sold.

Goodwill

Goodwill is the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations accounted for under the purchase method. The Company tests goodwill for impairment annually during the fourth quarter, or when indications of potential impairment exist. These indicators would include a significant change in operating performance, or a planned sale or disposition of a significant portion of the business, among other factors. The Company tests for goodwill impairment utilizing a fair value approach at the reporting unit level. The Company has deemed its reporting unit to be the Truck Segment, as all components of the Truck Segment are similar.

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

No impairment write down was required in the fourth quarter of 2015. However, the Company cannot predict the occurrence of certain events that might adversely affect the reported value of goodwill in the future.

The following table sets forth the change in the carrying amount of goodwill for the Company for the years ended December 31, 2015 and 2014 (in thousands):

Balance December 31, 2013	$215,464
Acquisitions	49,609
Adjustment	72
Balance December 31, 2014	265,145
Acquisitions	19,896
Balance December 31, 2015	$285,041

Other Assets

The total capitalized costs of the SAP enterprise software and SAP dealership management system of $36.1 million, including capitalized interest, are recorded on the Consolidated Balance Sheet in Other Assets, net of accumulated amortization of $13.4 million. The SAP software is being amortized over a period of 15 years. The Company completed the conversion of all of its Rush Truck Centers and leasing operations to the SAP enterprise software and SAP dealership management system in the third quarter of 2015.

Amortization expense relating to the SAP software, which is recognized in depreciation and amortization expense in the Consolidated Statements of Income, was $3.3 million for the year ended December 31, 2015, $3.2 million for the year ended December 31, 2014, and $3.0 million for the year ended December 31, 2013. The Company estimates that amortization expense relating to the SAP software will be approximately $3.2 million for each of the next five succeeding years.

The Company’s only significant identifiable intangible assets, other than goodwill, are rights under franchise agreements with manufacturers. The fair value of the franchise right is determined at the acquisition date by discounting the projected cash flows specific to each acquisition. The carrying value of the Company’s manufacturer franchise rights was $7.9 million at December 31, 2015, and $7.0 million at December 31, 2014, and is included in Other Assets on the accompanying consolidated balance sheets. The Company has determined that manufacturer franchise rights have an indefinite life as there are no economic or other factors that limit their useful lives and they are expected to generate cash flows indefinitely due to the historically long lives of the manufacturers’ brand names. Furthermore, to the extent that any agreements evidencing manufacturer franchise rights have expiration dates, the Company expects that it will be able to renew those agreements in the ordinary course of business. Accordingly, the Company does not amortize manufacturer franchise rights.

Due to the fact that manufacturer franchise rights are specific to geographic region, the Company has determined that evaluating and including all locations acquired in the geographic region is the appropriate level for purposes of testing franchise rights for impairment. Management reviews indefinite-lived manufacturer franchise rights for impairment annually during the fourth quarter, or more often if events or circumstances indicate that an impairment may have occurred. The Company is subject to financial statement risk to the extent that manufacturer franchise rights become impaired due to decreases in the fair market value of its individual franchises.

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

No impairment write down was required in the fourth quarter of 2015. The Company cannot predict the occurrence of certain events that might adversely affect the reported value of manufacturer franchise rights in the future.

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

In determining its provision for income taxes, the Company uses an annual effective income tax rate based on annual income, permanent differences between book and tax income, and statutory income tax rates. The effective income tax rate also reflects its assessment of the ultimate outcome of tax audits. The Company adjusts its annual effective income tax rate as additional information on outcomes or events becomes available. Discrete events such as audit settlements or changes in tax laws are recognized in the period in which they occur.

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

Lease and rental income is recognized over the period of the related lease or rental agreement. Contingent rental income is recognized when it is earned. Parts and services revenue is earned at the time the Company sells the parts to its customers or at the time the Company completes, and the customer accepts, the service work order related to service provided to the customer’s vehicle.

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

The following table reflects the weighted-average fair value of stock options granted during each period using the Black-Scholes option valuation model with the following weighted-average assumptions used:

	2015	2014	2013
Expected stock volatility	40.90%	51.51%	49.59%
Weighted-average stock volatility	40.90%	51.51%	49.59%
Expected dividend yield	0.0%	0.0%	0.0%
Risk-free interest rate	1.74%	2.14%	1.22%
Expected life (years)	6.0	6.5	6.5
Weighted-average fair value of stock options granted	$11.27	$15.86	$12.69

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

Advertising Costs

Advertising costs are expensed as incurred. Advertising and marketing expense was $8.8 million for 2015, $8.7 million for 2014 and $6.8 million for 2013. Advertising and marketing expense is included in selling, general and administrative expense.

Accounting for Internal Use Software

The Company’s accounting policy with respect to accounting for computer software developed or obtained for internal use is consistent with ASC topic 350-40, which provides guidance on accounting for the costs of computer software developed or obtained for internal use and identifies characteristics of internal-use software.  The Company has capitalized software costs, including capitalized interest, of approximately $36.1 million at December 31, 2015, net of accumulated amortization of $13.4 million, and $38.5 million, net of accumulated amortization of $10.3 million at December 31, 2014.

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

Derivative Instruments and Hedging Activities

From 2012 until 2015, the Company utilized derivative financial instruments to manage its interest rate risk relating to the variability of cash flows and changes in the fair value of its financial instruments caused by movements in interest rates. The Company assessed hedge effectiveness at the inception and during the term of each hedge. Derivatives are reported at fair value on the accompanying Consolidated Balance Sheets.

At December 31, 2015, the Company did not have any outstanding interest rate swap contracts. At December 31, 2014, the Company had an aggregate $20.9 million notional amount of interest rate swap contracts, which had been designated as cash flow hedges.

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

Acquisitions

The Company uses the acquisition method of accounting for the recognition of assets acquired and liabilities assumed with acquisitions at their estimated fair values as of the date of acquisition. Any excess consideration transferred over the estimated fair values of the identifiable net assets acquired is recorded as goodwill. While the Company uses its best estimates and assumptions to measure the fair value of the identifiable assets acquired and liabilities assumed at the acquisition date, the estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which is not to exceed one year from the date of acquisition, any changes in the estimated fair values of the net assets recorded for the acquisitions will result in an adjustment to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the Consolidated Statements of Income.

New Accounting Pronouncements

In November 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes” (“ASU 2015-17”). The standard requires that deferred tax assets and liabilities be classified as noncurrent on the balance sheet rather than being separated into current and noncurrent. ASU 2015-17 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Early adoption is permitted and the standard may be applied either retrospectively or on a prospective basis to all deferred tax assets and liabilities. The Company early adopted ASU 2015-17 during the fourth quarter of 2015 on a retrospective basis. Accordingly, it reclassified the current deferred tax asset to noncurrent deferred income tax liability, net on its December 31, 2014 Consolidated Balance Sheet, which decreased current deferred tax assets $18.4 million and decreased noncurrent deferred tax liabilities $18.4 million. Adoption had no impact on the Company’s results of operations.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842),” which is intended to increase the transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. In order to meet that objective, the new standard requires recognition of the assets and liabilities that arise from leases. A lessee will be required to recognize on the balance sheet the assets and liabilities for leases with lease terms of more than 12 months.  Accounting by lessors will remain largely unchanged from current U.S. generally accepted accounting principles. The new standard is effective for public companies for fiscal years beginning after December 15, 2018, and interim periods within those years, with early adoption permitted. The Company is currently evaluating the effect that adopting this standard will have on our financial statements and related disclosures.

3.	SUPPLIER CONCENTRATION:

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

Manufacturer	Expiration Dates
Peterbilt	March 2016 through December 2018
International	March 2016 through May 2020
Isuzu	Indefinite
Hino	Indefinite
Ford	Indefinite
Blue Bird	August 2016
IC Bus	March 2016 through May 2020

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

The Company purchases its new Peterbilt vehicles from Peterbilt and most of the parts sold at its Peterbilt dealerships from PACCAR, Inc., the parent company of Peterbilt, at prevailing prices charged to all franchised dealers. Sales of new Peterbilt trucks accounted for approximately 59.6% of the Company’s new vehicle sales for the year ended December 31, 2015, 63.5% of the Company’s new vehicle sales for the year ended December 31, 2014, and 65.5% of the Company’s new vehicle sales for the year ended December 31, 2013.

Primary Lenders

The Company purchases its new and used commercial vehicle inventories with the assistance of floor plan financing programs as described in Note 7 to these Notes to Consolidated Financial Statements. The Company’s floor plan financing agreements provide that the occurrence of certain events will be considered events of default. In the event that the Company’s floor plan financing becomes insufficient, or its relationship with any of its current primary lenders terminates, the Company would need to obtain similar financing from other sources. Management believes it can obtain additional floor plan financing or alternative financing if necessary.

The Company also acquires lease and rental vehicles with the assistance of financing agreements with PACCAR Leasing Company, Bank of America and Wells Fargo. The financing agreements are secured by a lien on the acquired vehicle. The terms of the financing agreements are similar to the corresponding lease agreements with the Company’s customers.

Concentrations of Credit Risks

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. The Company places its cash and cash equivalents with what it considers to be quality financial institutions based on periodic assessments of such institutions. The Company’s cash and cash equivalents may be uninsured or in deposit accounts that exceed the Federal Deposit Insurance Corporation insurance limit.

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

4.	ACCOUNTS RECEIVABLE:

The Company’s accounts receivable, net, consisted of the following (in thousands):

	December 31,
	2015	2014

Trade accounts receivable from sale of vehicles	$76,601	$96,850
Trade receivables other than vehicles	43,916	34,404
Warranty claims	8,261	8,624
Other accounts receivable	28,810	30,928
Less allowance for bad debt and warranty claims	(611)	(779)

Total	$156,977	$170,027

5.	INVENTORIES:

The Company’s inventories, net, consisted of the following (in thousands):

	December 31,
	2015	2014

New commercial vehicles	$770,861	$749,615
Used commercial vehicles	86,960	84,972
Parts and accessories	201,868	186,208
Other	15,341	19,020
Less allowance	(13,832)	(15,711)

Total	$1,061,198	$1,024,104

6.	VALUATION ACCOUNTS:

Valuation and allowance accounts include the following (in thousands):

	Balance Beginning of Year	Net Charged to Costs and Expenses	Net Write- Offs	Balance End of Year

2015
Reserve for accounts receivable	$639	$992	$(1,125)	$506
Reserve for warranty receivable	140	1,677	(1,712)	105
Reserve for parts inventory	5,067	4,215	(1,991)	7,291
Reserve for commercial vehicle inventory	10,644	8,417	(12,520)	6,541

2014
Reserve for accounts receivable	$821	$919	$(1,101)	$639
Reserve for warranty receivable	419	411	(690)	140
Reserve for parts inventory	4,416	2,547	(1,896)	5,067
Reserve for commercial vehicle inventory	7,395	7,877	(4,628)	10,644

2013
Reserve for accounts receivable	$540	$1,163	$(882)	$821
Reserve for warranty receivable	444	626	(651)	419
Reserve for parts inventory	3,593	2,560	(1,737)	4,416
Reserve for commercial vehicle inventory	6,839	5,517	(4,961)	7,395

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

Floor Plan Notes Payable

Floor plan notes are financing agreements to facilitate the Company’s purchase of new and used commercial vehicles. These notes are collateralized by the inventory purchased and accounts receivable arising from the sale thereof. The Company’s Floor Plan Credit Agreement provides for a loan commitment of up to $850.0 million and has the interest rate benchmarked to LIBOR, as defined in the agreement.

The interest rate under the Company’s Floor Plan Credit Agreement is the three month LIBOR rate plus 2.03%. The interest rate applicable to the Company’s Floor Plan Credit Agreement was approximately 2.64% at December 31, 2015. The Company utilizes its excess cash on hand to pay down its outstanding borrowings under its Floor Plan Credit Agreement, and the resulting interest earned is recognized as an offset to the Company’s gross interest expense under the Floor Plan Credit Agreement. The Company is required to pay a monthly working capital fee equal to 0.35% per annum multiplied by the amount of voluntary prepayments of new and used inventory loans.

The Company finances substantially all of the purchase price of its new commercial vehicle inventory, and the loan value of its used commercial vehicle inventory under its Floor Plan Credit Agreement, under which BMO Harris pays the manufacturer directly with respect to new commercial vehicles. Amounts borrowed under the Company’s Floor Plan Credit Agreement are due when the related commercial vehicle inventory (collateral) is sold and the sales proceeds are collected by the Company. The Company’s Floor Plan Credit Agreement expires July 11, 2016, although BMO Harris has the right to terminate the Floor Plan Credit Agreement at any time upon 120 days’ written notice. The Company may terminate its Floor Plan Credit Agreement at any time, although if it does so it must pay a prepayment processing fee of $300,000, subject to specified limited exceptions. On December 31, 2015, the Company had approximately $628.2 million outstanding under its Floor Plan Credit Agreement.

In June 2012, the Company entered into a wholesale financing agreement with Ford Motor Credit Company that provides for the financing of, and is collateralized by, the Company’s new Ford vehicle inventory. This wholesale financing agreement bears interest at a rate of Prime plus 150 basis points minus certain incentives and rebates; however, the prime rate is defined to be a minimum of 3.75%. As of December 31, 2015, the interest rate on the wholesale financing agreement was 5.25% before considering the applicable incentives. On December 31, 2015, the Company had an outstanding balance of approximately $62.4 million under the Ford Motor Credit Company wholesale financing agreement.

The Company’s weighted average interest rate for floor plan notes payable was 1.47% for the year ended December 31, 2015, and 1.16% for the year ended December 31, 2014, which is net of interest related to prepayments of new and used inventory loans.

Assets pledged as collateral were as follows (in thousands):

	December 31,
	2015	2014
Inventories, new and used vehicles at cost based on specific identification, net of allowance	$851,280	$823,944
Vehicle sale related accounts receivable	76,601	96,853

Total	$927,881	$920,797

Floor plan notes payable related to vehicles	$854,758	$845,977

Lines of Credit

The Company has a secured line of credit that provides for a maximum borrowing of $17.5 million. There were no advances outstanding under this secured line of credit at December 31, 2015; however, $12.7 million was pledged to secure various letters of credit related to self-insurance products, leaving $4.8 million available for future borrowings as of December 31, 2015.

8.	LONG-TERM DEBT:

Long-term debt was comprised of the following (in thousands):

	December 31,
	2015	2014

Variable interest rate term notes	$127,508	$74,834
Fixed interest rate term notes	520,247	503,420

Total debt	647,755	578,254

Less: current maturities	(151,024)	(149,065)

Total long-term debt, net of current maturities	$496,731	$429,189

As of December 31, 2015, debt maturities were as follows (in thousands):

2016	$151,024
2017	127,966
2018	115,179
2019	96,585
2020	97,161
Thereafter	59,840

Total	$647,755

The interest rates on the Company’s variable interest rate notes are based on various LIBOR benchmark rates. The interest rates on the notes range from approximately 1.9% to 2.4% on December 31, 2015. Payments on the notes range from approximately $3,380 to $125,833 per month, plus interest. Maturities of these notes range from May 2016 to October 2022.

The Company’s fixed interest rate notes had interest rates that ranged from approximately 2.47% to 7.61% on December 31, 2015. Payments on the notes range from $221 to $32,840 per month, plus interest. Maturities of these notes range from January 2016, to March 2025.

The proceeds from the issuance of the notes were used primarily to acquire land, buildings and improvements, transportation equipment and leasing vehicles. The notes are secured by the assets acquired with the proceeds of such notes.

The Company’s long-term real estate debt agreements and floor plan financing arrangements require the Company to satisfy various financial ratios such as the debt to worth ratio, leverage ratio, the fixed charge coverage ratio and certain requirements for tangible net worth and GAAP net worth. As of December 31, 2015, the Company was in compliance with all debt covenants. The Company does not anticipate any breach of the covenants in the foreseeable future.

9.	FINANCIAL INSTRUMENTS AND FAIR VALUE:

The Company measures certain financial assets and liabilities at fair value on a recurring basis. Financial instruments consist primarily of cash, accounts receivable, accounts payable and floor plan notes payable. The carrying values of the Company’s financial instruments approximate fair value due either to their short-term nature or existence of variable interest rates, which approximate market rates. Certain methods and assumptions were used by the Company in estimating the fair value of financial instruments at December 31, 2015, and 2014. The carrying value of current assets and current liabilities approximates the fair value due to the short maturity of these items.

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

As of December 31, 2015, the Company held auction rate securities with underlying tax-exempt municipal bonds that mature in 2030 and have a fair value of $6.7 million and a cost basis of $7.2 million. As of December 31, 2014, the auction rate securities had a fair value of $6.9 million and a cost basis of $7.4 million. The Company redeemed $150,000 of the auction rate securities during the second quarter of 2014 and $275,000 during the second quarter of 2015. These bonds have credit wrap insurance and a credit rating of A by a major credit rating agency.

The Company valued the auction rate securities at December 31, 2015 using a discounted cash flow model based on the characteristics of the individual securities, which the Company believes yields the best estimate of fair value. The first step in the valuation included a credit analysis of the security which considered various factors including the credit quality of the issuer, the instrument’s position within the capital structure of the issuing authority, and the composition of the authority’s assets including the effect of insurance and/or government guarantees. Next, the future cash flows of the instruments were projected based on certain assumptions regarding the auction rate market significant to the valuation including the auction rate market will remain illiquid and auctions will continue to fail causing the interest rate to be the maximum applicable rate. This assumption resulted in discounted cash flow analysis being performed through 2019, the point at which the Company estimates the securities will be redeemed by the municipality. The projected cash flows were then discounted using the applicable yield curve plus a 225 basis point liquidity premium added to the applicable discount rate.

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

The table below presents disclosures about the auction rate securities measured at fair value on a recurring basis in the Company’s financial statements as follows (in thousands):

	At December 31, 2015					At December 31, 2014
	Level 1 Inputs		Level 2 Inputs		Level 3 Inputs	Level 1 Inputs		Level 2 Inputs		Level 3 Inputs
Investment in auction rate securities	$	─	$	─	$6,650	$	─	$	─	$6,905

	Cost Basis Amount	Gross Unrealized Loss In Accumulated OCI	Fair Value
December 31, 2015
Investment in auction rate securities	$7,150	$500	$6,650

December 31, 2014
Investment in auction rate securities	$7,425	$520	$6,905

Interest Rate Swap Agreements

In January 2012, the Company entered into swap agreements to hedge against the potential impact of increases in interest rates on its floating-rate debt instruments.  At December 31, 2015, the Company did not have any interest rate swap contracts. Swap agreements that hedge exposures to changes in interest rates exposed the Company to credit risk and market risk.

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

Derivative instruments are on the accompanying Consolidated Balance Sheet and Consolidated Statements of Income and Comprehensive Income as follows (in thousands):

		Fair Value at
Derivative Liabilities Designated as Hedging Instruments	Balance Sheet Location	December 31, 2015		December 31, 2014
Interest Rate Swaps	Other Long-Term Liabilities	$	─	$235

	Gain (Loss) Recognized in OCI on Derivatives (Effective Portion) during the Year Ended		Location of Loss	Loss Reclassified from Accumulated OCI into Income (Effective Portion) during the Year Ended
	December 31, 2015	December 31, 2014	Reclassified into Income	December 31, 2015	December 31, 2014
Interest rate swaps	$235	$789	Interest Expense	$(55)	$(196)

10.	LEASING ACTIVITIES:

Vehicle Leases as Lessee

The Company leases vehicles, as lessee, primarily over periods ranging from one to ten years under operating lease and capital lease arrangements. Generally, the Company is required to incur all operating costs and pay a minimum rental. The Company guarantees the residual value of vehicles under operating lease and capital lease arrangements. At December 31, 2015, the Company guaranteed vehicle residual values of $1.8 million under operating lease arrangements and $32.2 million under capital lease arrangements. Historically, the Company purchases these vehicles at the end of the lease term and recognizes a gain on the subsequent sale of the vehicle. The residual values are not reflected in the future minimum lease payments for operating leases. Vehicle lease expenses were approximately $2.4 million for the year ended December 31, 2015, $4.1 million for the year ended December 31, 2014, and $2.3 million for the year ended December 31, 2013.

As discussed below, these vehicles are then subleased by the Company to customers under various agreements. Future minimum sublease rentals to be received by the Company under non-cancelable subleases, as described below, are $75.9 million.

Future minimum lease payments under capital and non-cancelable vehicle leases as of December 31, 2015, are as follows (in thousands):

	Capital Leases	Operating Leases
2016	$17,181	$761
2017	18,522	276
2018	15,085	119
2019	13,528	29
2020	13,830	—
Thereafter	13,770	—

Total minimum lease payments	$91,916	$1,185
Less amount representing interest	(8,151)
Present value of net minimum capital lease payments	83,765
Less current portion	(14,691)
Obligations under capital leases less current portion	$69,074

Customer Vehicle Leases as Lessor

The Company leases both owned and leased vehicles to customers, through its PacLease and Idealease franchises, primarily over periods of one to ten years under operating lease arrangements, which require a minimum rental payment and a contingent rental payment based on mileage. Rental income during the year ended December 31, 2015, consisted of minimum rental payments of approximately $175.0 million and contingent rental payments of $27.4 million. Rental income during the year ended December 31, 2014, consisted of minimum rental payments of approximately $154.8 million and contingent rental payments of $24.5 million. Rental income during the year ended December 31, 2013, consisted of minimum rental payments of approximately $112.0 million and contingent rental payments of $18.1 million. Minimum rental payments to be received for non-cancelable leases and subleases in effect at December 31, 2015, are as follows (in thousands):

2016	$118,853
2017	102,943
2018	81,462
2019	59,800
2020	38,659
Thereafter	22,042

Total	$423,759

As of December 31, 2015, the Company had $592.0 million of lease vehicles included in property and equipment, net of accumulated depreciation of $233.8 million. As of December 31, 2014, the Company had $512.1 million of lease vehicles included in property and equipment, net of accumulated depreciation of $185.0 million.

Other Leases - Land and Buildings

The Company leases various assets under operating leases with expiration dates ranging from January 2016 through May 2045. Monthly rental payments range from approximately $275 per month to $48,466 per month. Rental expense was $11.8 million for the year ended December 31, 2015, $12.8 million for the year ended December 31, 2014, and $9.1 million for the year ended December 31, 2013. Future minimum lease payments under non-cancelable leases at December 31, 2015, are as follows (in thousands):

2016	$9,198
2017	6,540
2018	4,934
2019	3,697
2020	2,611
Thereafter	16,489

Total	$43,469

11.	SHARE BASED COMPENSATION AND EMPLOYEE BENEFIT PLANS:

Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan that allows eligible employees to contribute up to $10,625 of their base earnings every six months toward the semi-annual purchase of the Company’s Class A Common Stock. The employee’s purchase price is 85% of the lesser of the closing price of the Class A Common Stock on the first business day or the last business day of the semi-annual offering period, as reported by The NASDAQ Global Select Market. Employees may purchase shares having a fair market value of up to $25,000 (measured as of the first day of each semi-annual offering period) for each calendar year. Under the Employee Stock Purchase Plan, there are approximately 165,000 shares remaining of the 900,000 shares of the Company’s Class A Common Stock that have been reserved for issuance. The Company issued 85,263 shares under the Employee Stock Purchase Plan during the year ended December 31, 2015 and 64,090 shares during the year ended December 31, 2014. Of the 6,700 employees eligible to participate, 1,034 elected to participate in the plan as of December 31, 2015.

Non-Employee Director Stock Option Plan

On May 16, 2006, the Board of Directors and shareholders adopted the Rush Enterprises, Inc. 2006 Non-Employee Director Stock Option Plan (the “Director Plan”), reserving 1,500,000 shares of Class A Common Stock for issuance upon exercise of any awards granted under the plan. This Director Plan was Amended and Restated on May 20, 2008 to expand the type of awards that may be granted under the plan to include Class A Common Stock awards. The Director Plan was also amended on May 18, 2010 to reduce the number of shares reserved for issuance under the plan by 1,000,000 shares of Class A Common Stock.

The Director Plan is designed to attract and retain highly qualified non-employee directors. Prior to 2008, each non-employee director received options to purchase 20,000 shares of the Company’s Class A Common Stock upon their respective date of appointment and each year on the date that they are elected or reelected by the shareholders to serve on the Board of Directors. Each option has a ten year term from the grant date and vested immediately. Currently, each non-employee director receives a grant of the Company’s Class A Common Stock, or up to 40% cash, equivalent to a compensation value of $125,000. In 2014, four non-employee directors received a grant of 3,877 shares of the Company’s Class A Common Stock, one non-employee director received a grant of 3,101 shares of the Company’s Class A Common Stock and $25,000 cash, for total compensation equivalent to $125,000, and one non-employee director received a grant of 2,326 shares of the Company’s Class A Common Stock and $50,000 cash, for total compensation equivalent to $125,000. In 2015, three non-employee directors received a grant of 4,725 shares of the Company’s Class A Common Stock, one non-employee director received a grant of 3,780 shares of the Company’s Class A Common Stock and $25,000 cash, for total compensation equivalent to $125,000 each, and three non-employee director received a grant of 2,835 shares of the Company’s Class A Common Stock and $50,000 cash, for total compensation equivalent to $125,000 each. Under the Director Plan, there are approximately 192,000 shares remaining for issuance of the 500,000 shares of the Company’s Class A Common Stock that have been reserved for issuance. The Company granted 26,460 shares of Class A Common Stock under the Director Plan during the year ended December 31, 2015 and 20,935 shares of Class A Common Stock under the Director Plan during the year ended December 31, 2014.

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

The aggregate number of shares of common stock subject to stock options or SARs that may be granted to any one participant in any year under the 2007 Incentive Plan is 100,000 shares of Class A Common Stock or 100,000 shares of Class B Common Stock. Each option, granted pursuant to the 2007 Incentive Plan, has a ten year term from the grant date and vests in three equal annual installments beginning on the third anniversary of the grant date. The Company has 6,050,000 shares of Class A Common Stock and 1,450,000 shares of Class B Common Stock reserved for issuance upon exercise of any awards granted under the Company’s 2007 Incentive Plan. As of December 31, 2015, approximately 1,335,000 shares of Class A Common Stock and 769,000 shares of Class B Common Stock are available for issuance upon exercise of any awards granted under the Company’s 2007 Incentive Plan. The Company issues new shares of its Class A or Class B Common Stock upon the exercise of stock options or vesting of restricted stock units. During the year ended December 31, 2015, the Company granted 485,838 options to purchase Class A Common Stock and 259,490 restricted Class B Common Stock units under the 2007 Incentive Plan. During the year ended December 31, 2014, the Company granted 459,058 options to purchase Class A Common Stock, 25,550 restricted Class A Common Stock units and 207,370 restricted Class B Common Stock units under the 2007 Incentive Plan.

Valuation and Expense Information

Stock-based compensation expense related to stock options, restricted stock awards, restricted stock units and employee stock purchases was $12.4 million for the year ended December 31, 2015, $11.3 million for the year ended December 31, 2014, and $8.6 million for the year ended December 31, 2013.

Cash received from options exercised and shares purchased under all share-based payment arrangements was $4.3 million for the year ended December 31, 2015, $12.5 million for the year ended December 31, 2014, and $10.0 million for the year ended December 31, 2013.

A summary of the Company’s stock option activity and related information for the year ended December 31, 2015, follows:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value

Balance of Outstanding Options at January 1, 2015	3,182,976	$19.55
Granted	484,838	27.10
Exercised	(182,199)	12.47
Forfeited	(10,500)	28.13

Balance of Outstanding Options at December 31, 2015	3,475,115	$20.95	5.77	$12,011,648

Expected to vest after December 31, 2015	1,851,300	$25.97	7.53	$559,698
Vested and exercisable at December 31, 2015	1,555,242	$14.78	3.61	$11,409,144

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the weighted-average of the closing price as of December 31, 2015, of the Company’s Class A common of $21.89. The total intrinsic value of options exercised was $2.6 million during the year ended December 31, 2015, $18.7 million during the year ended December 31, 2014, and $10.5 million during the year ended December 31, 2013.

A summary of the status of the number of shares underlying Company’s non-vested stock options as of December 31, 2015, and changes during the year ended December 31, 2015, follows:

Non-vested Shares	Number of Shares	Weighted Average Grant Date Fair Value

Non-vested at January 1, 2015	2,038,064	$11.48
Granted	484,838	11.27
Vested	(592,529)	8.63
Forfeited	(10,500)	13.57

Non-vested at December 31, 2015	1,919,873	$12.30

The total fair value of vested options was $5.1 million during the year ended December 31, 2015, $3.3 million during the year ended December 31, 2014, and $3.4 million during the year ended December 31, 2013. The weighted-average grant date fair value of options granted was $11.27 per share during the year ended December 31, 2015, $15.86 per share during the year ended December 31, 2014, and $12.69 per share during the year ended December 31, 2013.

Stock Awards

The Company granted restricted stock units to its employees under the 2007 Incentive Plan and unrestricted stock awards to its non-employee directors under the Director Plan during the year ended December 31, 2015. The restricted stock units granted to employees vest in three equal installments on the first, second and third anniversary of the grant date and are forfeited in the event the recipient’s employment or relationship with the Company is terminated prior to vesting. The fair value of the restricted stock units to the Company’s employees is amortized to expense on a straight-line basis over the restricted stock’s vesting period. The shares granted to non-employee directors are expensed on the grant date.

The following table presents a summary of the Company’s non-vested restricted stock awards and non-vested restricted stock units outstanding at December 31, 2015:

Stock Awards and Units	Shares	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value	Weighted Average Grant Date Fair Value

Outstanding Non-vested shares at January 1, 2015	402,350			$24.53
Granted	285,950			24.75
Vested	(204,965)			24.35
Forfeited	─

Outstanding Non-vested at December 31, 2015	483,335	8.6	$10,580,203	$24.73

Expected to vest after December 31, 2015	479,921	8.6	$10,505,471

The total fair value of the shares issued upon the vesting of stock awards during the year ended December 31, 2013 was $5.0 million. The weighted-average grant date fair value of stock awards and units granted was $24.75 per share during the year ended December 31, 2015, $26.81 per share during the year ended December 31, 2014, and $22.12 per share during the year ended December 31, 2013.

As of December 31, 2015, there was $16.4 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Incentive Plan and the 2007 Incentive Plan. That cost is expected to be recognized over a weighted-average period of 2.5 years.

Defined Contribution Plan

The Company has a defined contribution plan (the “Rush 401k Plan”), which is available to all Company employees and the employees of certain affiliates. Each employee who has completed 90 days of continuous service is entitled to enter the Rush 401k Plan on the first day of the following month. Participating employees may contribute from 1% to 50% of total gross compensation. However, certain highly compensated employees are limited to a maximum contribution of 15% of total gross compensation. Effective February 1, 2012, for the first 10% of an employee’s contribution, the Company contributed an amount equal to 20% of the employees’ contributions for those employees with less than five years of service and an amount equal to 40% of the employees’ contributions for those employees with more than five years of service. The Company incurred expenses related to the Rush 401k Plan of approximately $6.2 million during the year ended December 31, 2015, $5.2 million during the year ended December 31, 2014, and $4.4 million during the year ended December 31, 2013.

Deferred Compensation Plan

On November 6, 2010 the Board of Directors of the Company adopted the Rush Enterprises, Inc. Deferred Compensation Plan (the “Deferred Compensation Plan”) pursuant to which selected employees and directors may elect to defer a portion of their annual compensation. The Deferred Compensation Plan also provides the Company with the discretion to make matching contributions to participants’ accounts. The Company established a rabbi trust to finance obligations under the Deferred Compensation Plan with corporate-owned variable life insurance contracts. Participants are 100% vested in their respective deferrals and the earnings thereon. The first deferral election period began on January 1, 2011. The Company’s liability related to the Deferred Compensation Plan was $4.9 million on December 31, 2015 and $3.0 million on December 31, 2014. The related cash surrender value of the life insurance contracts was $4.8 million on December 31, 2015 and $2.9 million on December 31, 2014.

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

	2015	2014	2013

Numerator-
Numerator for basic and diluted earnings per share -
Net income available to common shareholders	$66,053	$79,957	$49,217
Denominator-
Denominator for basic earnings per share – weighted average shares	40,271	39,783	39,405
Effect of dilutive securities-
Employee and director stock options and restricted share awards	822	1,111	1,101
Denominator for diluted earnings per share - adjusted weighted average shares and assumed conversions	41,093	40,894	40,506
Basic earnings per common share	$1.64	$2.01	$1.25
Diluted earnings per common share and common share equivalents	$1.61	$1.96	$1.22

Options to purchase shares of common stock that were outstanding for the years ended December 31, 2015, 2014 and 2013 that were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive are as follows (in thousands):

	2015	2014	2013
Options	1,186	482	928
Total anti-dilutive securities	1,186	482	928

13.	INCOME TAXES:

Provision for Income Taxes

The tax provisions are summarized as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013

Current provision-
Federal	$7,513	$21,826	$7,755
State	2,592	3,531	2,008

	10,105	25,357	9,763

Deferred provision-
Federal	29,561	23,243	20,470
State	2,084	1,986	1,611

	31,645	25,229	22,081

Provision (benefit) for income taxes	$41,750	$50,586	$31,844

A reconciliation of taxes based on the federal statutory rates and the provisions (benefits) for income taxes are summarized as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013

Income taxes at the federal statutory rate	$37,733	$45,691	$28,371
State income taxes, net of federal benefit	3,053	3,398	2,259
Tax effect of permanent differences	959	1,069	802
Other, net	5	428	412

Provision for income taxes	$41,750	$50,586	$31,844

The components of income taxes for other than continuing operations consisted of the following (in thousands):

	Year Ended December 31,
	2015	2014	2013
Income tax expense (benefit) related to components of other comprehensive income:
Change in fair value of cash flow swaps	$92	$308	$338
Change in fair value of available-for-sale securities	7	166	–
Total	$99	$474	$338

Paid in capital – stock based compensation	$337	$(5,207)	$(2,566)

The following summarizes the components of net deferred income tax liabilities included in the balance sheet (in thousands):

	December 31,
	2015	2014
Deferred income tax (assets) liabilities:
Inventory	$(6,039)	$(6,786)
Accounts receivable	(187)	(304)
Capital lease obligations	(30,993)	(21,182)
Stock options	(10,719)	(8,820)
Accrued liabilities	(3,685)	(3,935)
State net operating loss carry forward	(1,570)	(1,436)
State tax credit	(382)	(354)
Other	(2,606)	(1,839)
Difference between book and tax basis- Depreciation and amortization	244,716	201,495
	188,535	156,839
Valuation allowance	452	409

Net deferred income tax liability	$188,987	$157,248

In 2015, the FASB issued ASU 2015-17, which requires all deferred tax assets and liabilities, as well as related valuation allowances, to be classified as non-current rather than as current and non-current based on the classification of the related assets and liabilities. The Company retrospectively adopted the provisions of ASU 2015-17 in the fourth quarter of 2015. Accordingly, $18.4 million of deferred taxes have been reclassified from deferred tax assets to other deferred income tax liability in the accompanying consolidated balance sheet as of December 31, 2014.

At December 31, 2015, the Company had approximately $39.0 million in state net operating loss carry forwards that expire from 2015 through 2035. The Company has a valuation allowance of $452,000 associated with U.S. state net operating losses. The valuation allowance increased by $43,000 due to uncertainty regarding the ability to utilize the losses.

The Company had unrecognized income tax benefits totaling $2.3 million as a component of accrued liabilities at December 31, 2015, and $2.1 million at December 31, 2014, the total of which, if recognized, would impact the Company’s effective tax rate. An unfavorable settlement would require a charge to income tax expense and a favorable resolution would be recognized as a reduction to income tax expense. The Company recognizes interest accrued related to unrecognized tax benefits in income tax expense. During the years ended December 31, 2015, 2014 and 2013, the Company recognized approximately $11,600, $17,500, and $32,000 in interest. No amounts were accrued for penalties. The Company had approximately $110,100, $98,500 and $81,000 for the payment of interest accrued at December 31, 2015, 2014 and 2013, respectively.

The Company does not anticipate a significant change in the amount of unrecognized tax benefits in the next 12 months. As of December 31, 2015, the tax years ended December 31, 2012 through 2015 remained subject to audit by federal tax authorities and the tax years ended December 31, 2011 through 2015, remained subject to audit by state tax authorities.

A reconciliation of the change in the unrecognized tax benefits is as follows (in thousands):

	2015	2014	2013
Unrecognized tax benefits at beginning of period	$2,087	$1,545	$1,409
Gross increases – tax positions in current year	692	815	466
Gross increases – tax positions in a prior year	−	−	−
Reductions due to lapse of statute of limitations	(447)	(273)	(330)
Unrecognized tax benefits at end of period	$2,332	$2,087	$1,545

14.	COMMITMENTS AND CONTINGENCIES:

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

The Company has purchase obligations of approximately $12.7 million at December 31, 2015 related to the Company’s construction contracts for facilities in Odessa, Texas, Denver, Colorado, Twin Falls, Idaho, Champaign, Illinois, Asheville, North Carolina and Olathe, Kansas and real estate purchase agreements for Farmington, New Mexico and Tifton, Georgia. The Company also has contractual obligations of $17.6 million with IBM for integration and management services related to the SAP enterprise software and dealership management system implementation and SAP America, Inc. with respect to the Software License Agreement for the SAP enterprise software and dealership management system.

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

The purchase price for the assets in Las Vegas, Nevada was approximately $3.4 million, which was paid in cash. The operations of Peterbilt of Las Vegas, Inc. are included in the accompanying consolidated financial statements from the date of the acquisition. The preliminary purchase price was allocated based on the fair values of the assets at the date of acquisition as follows (in thousands):

Property, equipment and capital lease assets	$17,241
Inventory	3,662
Prepaid expenses	295
Other	37
Accrued expenses	(960)
Capital lease obligations	(16,925)

Total	$3,350

On July 27, 2015, the Company acquired certain assets of Dallas Truck Center, Inc., which included real estate and used truck inventory, in Dallas, Texas. This location is operating as Rig Tough Used Trucks, Dallas. The transaction was valued at approximately $3.3 million, with the purchase price paid in cash.

Property	$2,308
Inventory	949

Total	$3,257

On May 4, 2015, the Company acquired certain assets of Yancey Truck Centers, LLC, which operated commercial vehicle dealerships in Albany, Blackshear, Tifton, Valdosta, Augusta, Columbus and Macon, Georgia.  These locations are operating as Rush Truck Centers and offer commercial vehicle sales, parts and service for International trucks.  The acquisition also included an Idealease commercial vehicle rental and leasing business.

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

All of the goodwill acquired in the Yancey Truck Centers, LLC acquisition will be amortized over 15 years for tax purposes.

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

Goodwill	$8,190
Franchise rights	969
Inventory	7,622
Property and equipment	7,090
Accounts receivable	1,306
Prepaid expenses	80
Other	4

Total	$25,261

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

Goodwill	$1,048
Property and equipment, including real estate	3,041
Inventory	50
Accounts receivable	20

Total	$4,159

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

Property and equipment	$60,066
Goodwill	46,384
Franchise rights	2,442
Inventory	31,048
Accounts receivable	7,175
Prepaid expenses	750
Other	23
Accrued expenses	(1,325)

Total	$146,563

All of the goodwill acquired in the CIT, Inc. acquisition will be amortized over 15 years for tax purposes.

16.	ACCUMULATED OTHER COMPREHENSIVE INCOME:

The following table shows the components of accumulated other comprehensive loss (in thousands):

	Cash Flow Swaps	Available for Sale Securities	Total
Balance as of December 31, 2013	$(624)	$(578)	$(1,202)
Changes in fair value	789	427	1,216
Income tax expense	(308)	(166)	(474)
Balance as of December 31, 2014	$(143)	$(317)	$(460)
Changes in fair value	235	19	254
Income tax expense	(92)	(7)	(99)
Balance as of December 31, 2015	$-	$(305)	$(305)

The following table shows the amount of loss reclassified from accumulated other comprehensive loss into earnings (in thousands):

	Year Ended
	December 31, 2015	December 31, 2014	December 31, 2013
Losses on cash flow swaps to:
Interest expense	$(55)	$(196)	$(290)
Income tax benefit	21	76	113
Total reclassifications	$(34)	$(120)	$(177)

17.	UNAUDITED QUARTERLY FINANCIAL DATA:
(In thousands, except per share amounts.)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2015

Revenues	$1,193,535	$917,878	$1,294,076	$1,161,819
Gross profit	193,622	207,633	208,008	175,684
Operating income	30,329	35,560	36,030	19,357
Income before income taxes	27,388	31,962	32,462	15,991
Net income	$16,781	$19,576	$19,883	$9,813

Earnings per share:
Basic	$0.42	$0.49	$0.49	$0.24
Diluted	$0.42	$0.48	$0.48	$0.24

2014

Revenues	$958,667	$1,182,461	$1,241,022	$1,345,206
Gross profit	165,925	193,349	198,739	198,033
Operating income	22,746	34,932	41,018	43,045
Income before income taxes	19,615	32,389	38,329	40,210
Net income	$12,014	$19,838	$23,478	$24,627

Earnings per share:
Basic	$0.31	$0.50	$0.59	$0.62
Diluted	$0.30	$0.49	$0.57	$0.60

18.	SEGMENTS:

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

The Company accounts for intersegment sales and transfers as if the sales or transfers were to third parties, that is, at current market prices. There were no material intersegment sales during the years ended December 31, 2015, 2014 or 2013.

The following table contains summarized information about reportable segment revenue, segment income or loss from continuing operations and segment assets for the periods ended December 31, 2015, 2014 and 2013 (in thousands):

	Truck Segment	All Other	Totals
2015
Revenues from external customers	$4,964,642	$15,091	$4,979,733
Interest income	490	–	490
Interest expense	13,814	149	13,963
Depreciation and amortization	43,355	504	43,859
Segment income (loss) from continuing operations before taxes	109,583	(1,780)	107,803
Segment assets	2,818,255	33,753	2,852,008
Goodwill	282,481	2,560	285,041
Expenditures for segment assets	367,482	308	367,790

2014
Revenues from external customers	$4,708,978	$18,378	$4,727,356
Interest income	239	–	239
Interest expense	11,278	159	11,437
Depreciation and amortization	40,283	503	40,786
Segment income (loss) from continuing operations before taxes	131,035	(492)	130,543
Segment assets	2,646,018	29,857	2,675,875
Goodwill	262,585	2,560	265,145
Expenditures for segment assets	262,613	510	263,123

2013
Revenues from external customers	$3,365, 900	$18,805	$3,384,705
Interest income	41	–	41
Interest expense	10,559	175	10,734
Depreciation and amortization	29,403	522	29,925
Segment income (loss) from continuing operations before taxes	81,856	(795)	81,061
Segment assets	2,123,731	27,790	2,151,521
Goodwill	212,904	2,560	215,464
Expenditures for segment assets	191,016	568	191,584

19.	ASSET IMPAIRMENT:

During the fourth quarter of 2014, the Company initiated a plan to sell its corporate aircraft and met all of the initial criteria of ASC 360, “Property, Plant and Equipment” to classify the corporate asset as an asset held for sale.  It was determined that the carrying value of the corporate aircraft was no longer recoverable, and the Company recognized a $3.4 million in pre-tax non-cash asset impairment charge during the twelve months ended December 31, 2014.  As a result, the Company adjusted the carrying value of its corporate aircraft to its estimated fair market value less costs to sell in accordance with ASC 820, “Fair Value Measurement.”  The impairment loss is included in depreciation and amortization expense as of December 31, 2014, on the Consolidated Statements of Income. At December 31, 2014, the corporate aircraft is presented on the Consolidated Balance Sheets as a current asset in asset held for sale and the related debt is presented in current liabilities in liabilities directly associated with asset held for sale.  Depreciation was not recorded on the corporate aircraft during the period in which it was classified as held for sale. The asset was reported under the Truck Segment. The corporate aircraft was sold in connection with the purchase of a replacement aircraft in 2015 and no additional loss was incurred.

20.	RELATED PARTY TRANSACTIONS:

During the year ended December 31, 2014, the Company entered into a loan agreement with CCTTS, a related party, that provides for advances up to $16.0 million to finance commercial vehicle inventory. Borrowings under this loan agreement bear interest at the three month LIBOR rate plus 4.0% and the interest is payable monthly. Amounts advanced under the loan agreement are due when the related commercial vehicle inventory is sold by the related party. On December 31, 2015, the Company had a $10.6 million receivable under the loan agreement.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, the Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures were effective as of December 31, 2015, to ensure that information required to be disclosed in its reports filed or submitted under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

As of December 31, 2015, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control – Integrated Framework,” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission (2013 Framework). Based on the assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2015, based on those criteria.

Ernst & Young LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this annual report on Form 10-K, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. The report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015, is included in this Item 9A under the heading “Attestation Report of Independent Registered Public Accounting Firm.”

Attestation Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Rush Enterprises, Inc.

We have audited Rush Enterprises, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control − Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). Rush Enterprises, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Rush Enterprises, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Rush Enterprises, Inc. and subsidiaries as of December 31, 2015, and 2014, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015, of Rush Enterprises, Inc. and subsidiaries and our report dated February 29, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Antonio, Texas

February 29, 2016

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information called for by Item 10 of Form 10-K is incorporated herein by reference to such information included in the Company’s Proxy Statement for the 2016 Annual Meeting of Shareholders.

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

The information called for by Item 11 of Form 10-K is incorporated herein by reference to such information included in the Company’s Proxy Statement for the 2016 Annual Meeting of Shareholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information called for by Item 12 of Form 10-K, other than the equity compensation plan information set forth below, is incorporated herein by reference to such information included in the Company’s Proxy Statement for the 2016 Annual Meeting of Shareholders.

Equity Compensation Plan Information

The Equity Compensation Plan Information Table provides information as of December 31, 2015, with respect to shares of Class A and Class B Common Stock that may be issued under our existing equity compensation plans, including the Rush Enterprises, Inc. 2006 Non-Employee Director Stock Plan, the Rush Enterprises, Inc. 2007 Long-Term Incentive Plan, The Rush Enterprises, Inc. Long-Term Incentive Plan, as amended (adopted by the Company’s shareholders in May 1996), and the Rush Enterprises, Inc. 1997 Non-Employee Director Stock Option Plan, as amended.

Class A Common Stock:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights as of December 31, 2015 (a)	Weighted-average exercise price of outstanding options, warrants and rights as of December 31, 2015 (b)	Number of securities remaining available for future issuance under equity compensation plans as of December 31, 2015 (excluding securities reflected in column(a)) (c)
Equity compensation plans approved by security holders	3,492,145	$20.84	1,527,701
Equity compensation plans not approved by security holders	−	−	−
Total	3,492,145	−	1,527,701(1)

(1)

Includes 1,527,701 shares that may be issued in the form of restricted stock under the Rush Enterprises, Inc. 2006 Non-Employee Director Stock Plan and the Rush Enterprises, Inc. 2007 Long-Term Incentive Plan.

Class B Common Stock:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights as of December 31, 2015 (a)	Weighted-average exercise price of outstanding options, warrants and rights as of December 31, 2015 (b)	Number of securities remaining available for future issuance under equity compensation plans as of December 31, 2015 (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	466,305	$0	769,770
Equity compensation plans not approved by security holders	−	−	−
Total	466,305	−	769,770(1)

(1)	Includes 769,770 shares that may be issued in the form of restricted stock under the Rush Enterprises, Inc. 2007 Long-Term Incentive Plan.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information called for by Item 13 of Form 10-K is incorporated herein by reference to such information included in the Company’s Proxy Statement for the 2016 Annual Meeting of Shareholders.

Item 14.	Principal Accountant Fees and Services

The information called for by Item 14 of Form 10-K is incorporated herein by reference to such information included in the Company’s Proxy Statement for the 2016 Annual Meeting of Shareholders.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)(1) Financial Statements

Included in Item 8 of Part II of this annual report on Form 10-K are the following:

Report of Independent Registered Public Accounting Firm;

Consolidated Balance Sheets as of December 31, 2015, and 2014;

Consolidated Statements of Income for the years ended December 31, 2015, 2014, and 2013;

Consolidated Statements of Comprehensive Income for the years ended December 31, 2015, 2014, and 2013;

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2015, 2014, and 2013;

Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014, and 2013; and

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

10.4+

Form of Rush Enterprises, Inc. Long-Term Incentive Plan Stock Option Agreement (incorporated herein by reference to Exhibit 10.85 of the Company’s Registration Statement No. 333-03346 on Form S-1 filed April 10, 1996)

10.5+

Rush Enterprises, Inc. Amended and Restated 1997 Non-Employee Director Stock Option Plan, as amended (incorporated herein by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (File No. 000-20797) for the quarter ended December 31, 2010)

10.6+

Form of Rush Enterprises, Inc. 1997 Non-Employee Director Stock Option Agreement (incorporated herein by reference to Exhibit 4.4 of the Company’s Registration Statement No. 333-117305 on Form S-8 filed July 12, 2004)

10.7+

Rush Enterprises, Inc. 2004 Employee Stock Purchase Plan, as amended (incorporated herein by reference to Exhibit 4.1 of the Company’s Registration Statement No. 333-121355 on Form S-8 filed December 17, 2004)

10.8+

Rush Enterprises, Inc. Amended and Restated 2006 Non-Employee Director Stock Plan (incorporated herein by reference to Exhibit 10.10 of the Company’s Form 10-K (File No. 000-20797) for the year ended December 31, 2010)

10.9+

Form of Rush Enterprises, Inc. 2006 Non-Employee Director Stock Option Agreement (incorporated herein by reference to Exhibit 4.4 of the Company’s Registration Statement No. 333-138556 on Form S-8 filed November 9, 2006)

10.10+

Form of Rush Enterprises, Inc. 2006 Non-Employee Director Stock Plan Restricted Stock Unit Award Agreement (incorporated herein by reference to Exhibit 10.1 of the Company’s Form 10-Q (File No. 000-20797) for the quarter ended June 30, 2012)

10.11+

Rush Enterprises, Inc. Amended and Restated 2007 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 000-20797) filed July 24, 2014)

10.12+

Form of Rush Enterprises Inc. 2007 Long-Term Incentive Plan Restricted Stock Agreement (incorporated herein by reference to Exhibit 10.13 of the Company’s Form 10-K (File No. 000-20797) for the year ended December 31, 2008)

10.13+

Form of Rush Enterprises, Inc. 2007 Long-Term Incentive Plan Restricted Stock Unit Agreement (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 000-20797) filed March 14, 2012)

10.14+

Form of Rush Enterprises, Inc. 2007 Long-Term Incentive Plan Stock Option Agreement (incorporated herein by reference to Exhibit 4.4 of the Company’s Form S-8 (File No. 333-144821) filed July 24, 2007)

10.15

Form of dealer agreement between Peterbilt Motors Company and Rush Truck Centers (incorporated herein by reference to Exhibit 10.18 of the Company’s Form 10-K (File No. 000-20797) for the year ended December 31, 1999)

10.16

Amended and Restated Amendment to Dealer Sales and Service Agreements, dated December 19, 2012, by and among Peterbilt Motors Company, a division of PACCAR, Inc., Rush Enterprises, Inc. and the subsidiaries of Rush Enterprises, Inc. named a party therein (incorporated herein by reference to Exhibit 10.1 of the Company's Form 8-K (File No. 000-20797) filed December 20, 2012)

10.17

Guaranty Agreement, dated December 31, 2010, by Rush Enterprises, Inc. and each other Guarantor party thereto in favor of General Electric Capital Corporation. (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (File No. 000-20797) filed January 6, 2011)

10.18

Amended and Restated Credit Agreement, dated January 31, 2012, among Rush Truck Centers of Alabama, Inc., Rush Truck Centers of Arizona, Inc., Rush Truck Centers of California, Inc., Rush Medium Duty Truck Centers of Colorado, Inc., Rush Truck Centers of Colorado, Inc., Rush Truck Centers of Florida, Inc., Rush Truck Centers of Georgia, Inc., Rush Truck Centers of New Mexico, Inc., Rush Truck Centers of Oklahoma, Inc., Rush Truck Centers of Tennessee, Inc., Rush Truck Centers of North Carolina, Inc., Rush Truck Centers of Idaho, Inc., Rush Truck Centers of Utah, Inc., and Rush Truck Centers of Oregon, Inc., Rush Truck Centers of Texas, L.P., Rush Enterprises, Inc., the Lenders party thereto, and General Electric Capital Corporation (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 000-20797) filed February 2, 2012)

10.19

First Amendment to Credit Agreement, dated March 29, 2012, by and among Rush Truck Centers of Alabama, Inc., Rush Truck Centers of Arizona, Inc., Rush Truck Centers of California, Inc., Rush Medium Duty Truck Centers of Colorado, Inc., Rush Truck Centers of Colorado, Inc., Rush Truck Centers of Florida, Inc., Rush Truck Centers of Georgia, Inc., Rush Truck Centers of New Mexico, Inc., Rush Truck Centers of Oklahoma, Inc., Rush Truck Centers of Tennessee, Inc., Rush Truck Centers of North Carolina, Inc., Rush Truck Centers of Idaho, Inc., Rush Truck Centers of Utah, Inc., and Rush Truck Centers of Oregon, Inc., Rush Truck Centers of Texas, L.P., Rush Enterprises, Inc., the Lenders party thereto, and General Electric Capital Corporation (incorporated herein by reference to Exhibit 10.3 of the Company’s Form 10-Q (File No. 000-20797) for the quarter ended March 31, 2012)

10.20

Second Amendment to Credit Agreement, dated December 31, 2012, among Rush Truck Centers of Alabama, Inc., Rush Truck Centers of Arizona, Inc., Rush Truck Centers of California, Inc., Rush Medium Duty Truck Centers of Colorado, Inc., Rush Truck Centers of Colorado, Inc., Rush Truck Centers of Florida, Inc., Rush Truck Centers of Georgia, Inc., Rush Truck Centers of New Mexico, Inc., Rush Truck Centers of Oklahoma, Inc., Rush Truck Centers of Tennessee, Inc., Rush Truck Centers of North Carolina, Inc., Rush Truck Centers of Idaho, Inc., Rush Truck Centers of Utah, Inc., and Rush Truck Centers of Oregon, Inc., Rush Truck Centers of Texas, L.P., Rush Truck Centers of Ohio, Inc., Rush Enterprises, Inc., the Lenders party thereto, and General Electric Capital Corporation (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 000-20797) filed January 3, 2013)

10.21

Third Amendment to Credit Agreement, dated July 11, 2013, among Rush Truck Centers of Alabama, Inc., Rush Truck Centers of Arizona, Inc., Rush Truck Centers of California, Inc., Rush Medium Duty Truck Centers of Colorado, Inc., Rush Truck Centers of Colorado, Inc., Rush Truck Centers of Florida, Inc., Rush Truck Centers of Georgia, Inc., Rush Truck Centers of New Mexico, Inc., Rush Truck Centers of Oklahoma, Inc., Rush Truck Centers of Tennessee, Inc., Rush Truck Centers of North Carolina, Inc., Rush Truck Centers of Idaho, Inc., Rush Truck Centers of Utah, Inc., Rush Truck Centers of Oregon, Inc., Rush Truck Centers of Ohio, Inc., Rush Truck Centers of Kansas, Inc., Rush Truck Centers of Missouri, Inc., Rush Truck Centers of Texas, L.P., Rush Enterprises, Inc., the Lenders party thereto, and GE Capital Commercial Inc. (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 000-20797) filed July 16, 2013)

10.22

Fourth Amendment to Credit Agreement, dated as of June 30, 2015 by and among the Company, the Lenders signatory thereto and GE Capital Commercial Inc., as Administrative Agent for the Lenders (incorporated herein by reference to Exhibit 10.01 on the Company’s Current Report on Form 8-K (File No. 000-20797 filed July 7, 2015)

10.23

Second Amended and Restated Credit Agreement, dated as of September 15, 2015 by and among the Company, the Lenders signatory thereto and GE Capital Commercial Inc., as Administrative Agent for the Lenders (incorporated herein by reference to Exhibit 10.1 on the Company’s Current Report on Form 8-K (File No. 000-20797) filed September 21, 2015)

10.24*	Letter from BMO Harris Bank N.A. to Company dated December 4, 2015 Providing Notice of Account Information and Address Changes

10.25+	Rush Enterprises, Inc. Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 000-20797) filed November 12, 2010)

10.26+	Form of Indemnity Agreement (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 000-20797) filed January 7, 2015)

10.27+	Rush Enterprises, Inc. Executive Transition Plan (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 000-20797) filed July 25, 2008)

10.28+

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

RUSH ENTERPRISES, INC.

By: /s/ W. M.”RUSTY” RUSH	Date: February 29, 2016
W. M. “Rusty” Rush
President, Chief Executive Officer and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated:

Signature	Capacity	Date

/s/ W. M. “RUSTY” RUSH	President, Chief Executive Officer and	February 29, 2016
W. M. “Rusty” Rush	Chairman of the Board
(Principal Executive Officer)

/s/ STEVEN L. KELLER	Senior Vice President,	February 29, 2016
Steven L. Keller	Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

/s/ THOMAS A. AKIN	Director	February 29, 2016
Thomas A. Akin

/s/ JAMES C. UNDERWOOD	Director	February 29, 2016
James C. Underwood

/s/ W. MARVIN RUSH	Director	February 29, 2016
W. Marvin Rush

/s/ RAYMOND J. CHESS	Director	February 29, 2016
Raymond J. Chess

/s/ DR. KENNON GUGLIELMO	Director	February 29, 2016
Dr. Kennon Guglielmo

/s/ WILLIAM H. CARY	Director	February 29, 2016
William H. Cary