Form 10-Q
period 2016-03-31
RUSH ENTERPRISES INC \TX\
filed 2016-05-10
CIK 1012019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

(X)     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

(830) 302-5200

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ]                   No [X]

Indicated below is the number of shares outstanding of each of the issuer’s classes of common stock, as of May 1, 2016.

Title of Class Outstanding	Number of Shares
Class A Common Stock, $.01 Par Value	30,316,740
Class B Common Stock, $.01 Par Value	10,270,564

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

MARCH 31, 2016 AND DECEMBER 31, 2015

(In Thousands, Except Shares)

	March 31,	December 31,
	2016	2015
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$72,661	$64,847
Accounts receivable, net	150,374	156,977
Note receivable affiliate	11,874	10,611
Inventories, net	1,029,587	1,061,198
Prepaid expenses and other	11,569	32,953
Assets held for sale	19,302	˗

Total current assets	1,295,367	1,326,586

Investments	6,650	6,650

Property and equipment, net	1,150,117	1,172,824

Goodwill, net	286,010	285,041

Other assets, net	58,648	60,907

Total assets	$2,796,792	$2,852,008

Liabilities and shareholders’ equity
Current liabilities:
Floor plan notes payable	$825,987	$854,758
Current maturities of long-term debt	150,392	151,024
Current maturities of capital lease obligations	14,994	14,691
Liabilities directly associated with assets held for sale	1,229	˗
Trade accounts payable	103,735	120,255
Customer deposits	24,712	22,438
Accrued expenses	79,504	83,871
Total current liabilities	1,200,553	1,247,037

Long-term debt, net of current maturities	485,825	496,731
Capital lease obligations, net of current maturities	71,498	69,074
Other long-term liabilities	5,321	5,282
Deferred income taxes, net	181,397	188,987

Shareholders’ equity:
Preferred stock, par value $.01 per share; 1,000,000 shares authorized; 0 shares outstanding in 2016 and 2015	˗	˗
Common stock, par value $.01 per share; 60,000,000 class A shares and 20,000,000 class B shares authorized; 30,513,909 class A shares and 10,279,281 class B shares outstanding in 2016; and 30,303,818 class A shares and 10,093,305 class B shares outstanding in 2015	434	430
Additional paid-in capital	293,196	288,294
Treasury stock, at cost: 2,616,657 class B shares	(43,368)	(43,368)
Retained earnings	602,241	599,846
Accumulated other comprehensive loss, net of tax	(305)	(305)

Total shareholders’ equity	852,198	844,897

Total liabilities and shareholders’ equity	$2,796,792	$2,852,008

The accompanying notes are an integral part of these consolidated financial statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(In Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended March 31,
	2016	2015

Revenues:
New and used commercial vehicle sales	$668,545	$800,194
Parts and service sales	341,939	337,022
Lease and rental	50,887	47,792
Finance and insurance	4,499	4,531
Other	4,970	3,996

Total revenue	1,070,840	1,193,535

Cost of products sold:
New and used commercial vehicle sales	623,660	744,260
Parts and service sales	218,243	214,697
Lease and rental	45,667	40,956

Total cost of products sold	887,570	999,913

Gross profit	183,270	193,622

Selling, general and administrative	162,452	152,627

Depreciation and amortization	12,647	9,994

Gain (loss) on sale of assets	10	(672)

Operating income	8,181	30,329

Interest expense, net	4,239	2,941

Income before taxes	3,942	27,388

Provision for income taxes	1,547	10,607

Net income	$2,395	$16,781

Earnings per common share:
Earnings per common share - Basic	$0.06	$0.42
Earnings per common share - Diluted	$0.06	$0.41

Weighted average shares outstanding:
Basic	40,553	40,066
Diluted	41,049	40,985

Comprehensive income	$2,395	$16,853

The accompanying notes are an integral part of these consolidated financial statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Three Months Ended
	March 31,

	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,395	$16,781
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	39,073	33,959
Gain (loss) on sale of property and equipment	(10)	672
Impairment loss on assets	7,718	˗
Stock-based compensation expense related to employee stock options and employee stock purchases	3,597	3,699
Deferred income tax benefit	(7,585)	(1,629)
Excess tax expense from stock-based compensation	1,007	423
Change in accounts receivable, net	5,340	(34,816)
Change in inventories, net	49,921	(84,894)
Change in prepaid expenses and other, net	21,384	11,929
Change in trade accounts payable	(16,520)	(3,029)
Payments on floor plan notes payable – trade, net	(1,789)	(5,057)
Change in customer deposits	2,274	(6,331)
Change in accrued expenses	(5,567)	(28,280)

Net cash provided by (used in) operating activities	101,238	(96,573)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(53,880)	(82,455)
Proceeds from the sale of property and equipment	616	2,121
Business acquisitions	˗	(27,849)
Change in other assets	676	(1,743)

Net cash used in investing activities	(52,588)	(109,926)

CASH FLOWS FROM FINANCING ACTIVITIES:
(Payments) draws on floor plan notes payable – non-trade, net	(26,982)	71,680
Proceeds from long-term debt	32,194	39,222
Principal payments on long-term debt	(42,503)	(45,085)
Principal payments on capital lease obligations	(4,853)	(3,211)
Issuance of shares relating to employee stock options and employee stock purchases	2,315	1,592
Excess tax expense from stock-based compensation	(1,007)	(423)
Common stock repurchased	˗	(1,464)

Net cash (used in) provided by financing activities	(40,836)	62,311

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	7,814	(144,188)

CASH AND CASH EQUIVALENTS, beginning of period	64,847	191,463

CASH AND CASH EQUIVALENTS, end of period	$72,661	$47,275

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$10,265	$8,381
Income taxes (refunded) paid, net	$(15,015)	$143
Noncash investing and financing activities:
Assets acquired under capital leases	$7,580	$5,338

The accompanying notes are an integral part of these consolidated financial statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1 – Principles of Consolidation and Basis of Presentation

The interim consolidated financial statements included herein have been prepared by Rush Enterprises, Inc. and its subsidiaries (collectively referred to as the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). All adjustments have been made to the accompanying interim consolidated financial statements, which, in the opinion of the Company’s management, are necessary for a fair presentation of its operating results. All adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is recommended that these interim consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. Results of operations for interim periods are not necessarily indicative of results that may be expected for any other interim periods or the full fiscal year.

2 – Other Assets

The total capitalized costs of the SAP enterprise software and SAP dealership management system of $35.4 million, including capitalized interest, are recorded on the Consolidated Balance Sheet in Other Assets, net of accumulated amortization of $14.3 million. The SAP software is being amortized over a period of 15 years. The Company completed the conversion of all of its Rush Truck Centers and leasing operations to the SAP enterprise software and SAP dealership management system in the third quarter of 2015.

Amortization expense relating to the SAP software, which is recognized in depreciation and amortization expense in the Consolidated Statement of Income, was $0.8 million for the three months ended March 31, 2016, and $0.8 million for the three months ended March 31, 2015. The Company estimates that amortization expense relating to the SAP software will be approximately $3.3 million for each of the next five succeeding years.

The Company’s only significant identifiable intangible assets, other than goodwill, are rights under franchise agreements with manufacturers. The fair value of the franchise right is determined at the acquisition date by discounting the projected cash flows specific to each acquisition. The carrying value of the Company’s manufacturer franchise rights was $7.0 million at March 31, 2016, and $7.9 million at December 31, 2015, and is included in Other Assets on the accompanying consolidated balance sheets. The Company has determined that manufacturer franchise rights have an indefinite life as there are no economic or other factors that limit their useful lives and they are expected to generate cash flows indefinitely due to the historically long lives of the manufacturers’ brand names. Furthermore, to the extent that any agreements evidencing manufacturer franchise rights have expiration dates, the Company expects that it will be able to renew those agreements in the ordinary course of business. Accordingly, the Company does not amortize manufacturer franchise rights.

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

No impairment write down was required in any period presented. The Company cannot predict the occurrence of certain events that might adversely affect the reported value of manufacturer franchise rights in the future.

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

4 – Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2016	2015
Numerator:
Numerator for basic and diluted earnings per share – Net income available to common shareholders	$2,395	$16,781

Denominator–
Denominator for basic earnings per share – weighted average shares outstanding	40,553	40,066
Effect of dilutive securities–
Employee and director stock options and restricted share awards	496	919
Denominator for diluted earnings per share – adjusted weighted average shares outstanding and assumed conversions	41,049	40,985

Basic earnings per common share	$.06	$.42

Diluted earnings per common share and common share equivalents	$.06	$.41

Options to purchase shares of common stock that were outstanding for the three months ended March 31, 2016 and 2015 that were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive are as follows (in thousands):

	March 31, 2016	March 31, 2015

Weighted average anti-dilutive options	2,520	857

5 – Stock Options and Restricted Stock Awards

The Company accounts for stock-based compensation in accordance with Accounting Standards Codification (“ASC”) 718-10, “Compensation – Stock Compensation,” which requires the measurement and recognition of compensation expense for all share-based payment awards made to our employees and directors, including employee stock options, restricted share awards and employee stock purchases related to the Employee Stock Purchase Plan based on estimated fair values. Stock-based compensation expense, calculated using the Black-Scholes option-pricing model for employee stock options, and included in selling, general and administrative expense, was $3.6 million for the three months ended March 31, 2016, and $3.7 million for the three months ended March 31, 2015. As of March 31, 2016, there was $21.0 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements to be recognized over a weighted-average period of 2.7 years.

6 – Financial Instruments and Fair Value

The Company has various financial instruments that it must measure at fair value on a recurring basis. The Company also applies the provisions of fair value measurement to various nonrecurring measurements for its financial and nonfinancial assets and liabilities.

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

Financial instruments consist primarily of cash, accounts receivable, accounts payable and floor plan notes payable. The carrying values of the Company’s financial instruments approximate fair value due either to their short-term nature or existence of variable interest rates, which approximate market rates. Certain methods and assumptions were used by the Company in estimating the fair value of financial instruments at March 31, 2016, and December 31, 2015. The carrying value of current assets and current liabilities approximates the fair value due to the short maturity of these items.

The fair value of the Company’s long-term debt is based on secondary market indicators. Because the Company’s debt is not quoted, estimates are based on each obligation’s characteristics, including remaining maturities, interest rate, credit rating, collateral and liquidity. Accordingly, the Company concluded that the valuation measurement inputs of its long-term debt represent, at its lowest level, current market interest rates available to the Company for similar debt and its current credit standing and has categorized such debt within Level 2 of the hierarchy framework. The carrying amount approximates fair value.

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

As of March 31, 2016 and December 31, 2015, the Company held auction rate securities with underlying tax-exempt municipal bonds that mature in 2030 and have a fair value of $6.7 million and a cost basis of $7.2 million. The Company redeemed $150,000 of the auction rate securities during the second quarter of 2014 and $275,000 during the second quarter of 2015. These bonds have credit wrap insurance and a credit rating of A by a major credit rating agency.

The Company valued the auction rate securities at March 31, 2016 using a discounted cash flow model based on the characteristics of the individual securities, which the Company believes yields the best estimate of fair value. The first step in the valuation included a credit analysis of the security which considered various factors including the credit quality of the issuer, the instrument’s position within the capital structure of the issuing authority, and the composition of the authority’s assets including the effect of insurance and/or government guarantees. Next, the future cash flows of the instruments were projected based on certain assumptions regarding the auction rate market significant to the valuation including the auction rate market will remain illiquid and auctions will continue to fail causing the interest rate to be the maximum applicable rate. This assumption resulted in discounted cash flow analysis being performed through 2019, the point at which the Company estimates the securities will be redeemed by the municipality. The projected cash flows were then discounted using the applicable yield curve plus a 225 basis point liquidity premium added to the applicable discount rate.

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

The table below presents disclosures about the auction rate securities measured at fair value on a recurring basis in our financial statements as follows (in thousands):

	At March 31, 2016			At December 31, 2015
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Investment in auction rate securities	$-	$-	$6,650	$-	$-	$6,650

	Cost Basis Amount	Gross Unrealized Loss In Accumulated OCI	Fair Value
March 31, 2016
Investment in auction rate securities	$7,150	$500	$6,650

December 31, 2015
Investment in auction rate securities	$7,150	$500	$6,650

Interest Rate Swap Agreements

In January 2012, the Company entered into swap agreements to hedge against the potential impact of increases in interest rates on its floating-rate debt instruments. All interest rate swap contracts expired by July 1, 2015, therefore, at March 31, 2016, the Company did not have any interest rate swap contracts. Swap agreements that hedge exposures to changes in interest rates exposed the Company to credit risk and market risk.

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

The derivative instruments described above are on the accompanying Consolidated Statements of Income (in thousands):

	Gain (Loss) Recognized in OCI on Derivatives (Effective Portion) during the Three Months Ended			Location of Loss	Loss Reclassified from Accumulated OCI into Income (Effective Portion) during the Three Months Ended
	March 31, 2016		March 31, 2015	Reclassified into Income	March 31, 2016		March 31, 2015
Interest rate swaps	$	˗	$118	Interest Expense	$	˗	$(29)

Long-Lived Assets

During the quarter ended March 31, 2016, the Company instituted plans to consolidate its dealership network. The Company recorded an impairment charge related to the value of the real estate in the affected locations. The Company also classified certain excess real estate as held for sale, which resulted in an additional impairment charge.

The fair value measurements for the Company’s long-lived assets are based on Level 3 inputs, and during the first quarter of 2016, the Company reviewed and assessed properties classified as held for sale. Fair values were based on evaluations by a third-party real estate broker that utilizes its knowledge and historical experience in real estate markets and transactions. The Company is actively marketing the real estate and plans to sell it within the next year.

The following table presents long-lived assets measured and recorded at fair value on a nonrecurring basis during the three months ended March 31, 2016 (in thousands):

	March 31, 2016
Description	Fair Value Measurements Using Significant Unobservable Inputs	Loss
Long-lived assets held for sale	$19,302	$7,081

For further discussion of assets held for sale, see Note 10 – Restructuring Costs of the Notes to Consolidated Financial Statements. For the quarter ended March 31, 2016, the loss was reported in selling, general and administrative expenses in the Consolidated Statements of Income and Comprehensive Income and was reported under the Truck Segment.

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

The Company also has revenues attributable to three other operating segments. These segments include a retail tire company, an insurance agency and a guest ranch operation and are included in the “All Other” column below. None of these segments has ever met any of the quantitative thresholds for determining reportable segments.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on income before income taxes.

The following table contains summarized information about reportable segment revenues, segment income or loss from continuing operations and segment assets for the periods ended March 31, 2016 and 2015 (in thousands):

	Truck Segment	All Other	Totals

As of and for the three months ended March 31, 2016
Revenues from external customers	$1,067,290	$3,550	$1,070,840
Segment income (loss) before taxes	4,370	(428)	3,942
Segment assets	2,764,294	32,498	2,796,792

As of and for the three months ended March 31, 2015
Revenues from external customers	$1,189,987	$3,548	$1,193,535
Segment income (loss) before taxes	27,752	(364)	27,388
Segment assets	2,708,600	30,123	2,738,723

8 – Income Taxes

The Company had unrecognized income tax benefits totaling $2.3 million as a component of accrued liabilities at March 31, 2016 and December 31, 2015, the total of which, if recognized, would impact its effective tax rate. An unfavorable settlement may require a charge to income tax expense and a favorable resolution would be recognized as a reduction to income tax expense. The Company recognizes interest accrued related to unrecognized tax benefits in income tax expense. No amounts were accrued for penalties. The Company had approximately $110,100 accrued for the payment of interest at March 31, 2016 and December 31, 2015.

The Company does not anticipate a significant change in the amount of unrecognized tax benefits in the next 12 months. As of March 31, 2016, the tax years ended December 31, 2012 through 2015 remained subject to audit by federal tax authorities and the tax years ended December 31, 2011 through 2015, remained subject to audit by state tax authorities.

9 – Accumulated Other Comprehensive Income (Loss)

The following table shows the components of accumulated other comprehensive loss, net of tax, (in thousands):

	Three Months Ended March 31, 2016
	Cash Flow Swaps		Available for Sale Securities	Total
Balance as of December 31, 2015	$	−	$(305)	$(305)
Change in fair value		−	−	−
Income tax deferred		−	−	−
Balance at March 31, 2016	$	−	$(305)	$(305)

	Three Months Ended March 31, 2015
	Cash Flow Swaps	Available for Sale Securities	Total
Balance as of December 31, 2014	$(143)	$(317)	$(460)
Change in fair value	118	−	118
Income tax deferred	(46)	−	(46)
Balance at March 31, 2015	$(71)	$(317)	$(388)

The following table shows the amount of loss reclassified from accumulated other comprehensive loss into earnings (in thousands):

	Three Months Ended
	March 31, 2016		March 31, 2015
Losses on cash flow swaps to:
Interest expense	$	−	$(29)
Income tax benefit		−	11
Total reclassifications	$	−	$(18)

10 – Restructuring Costs

During the quarter ended March 31, 2016, the Company instituted plans to consolidate its dealership network.

The Company incurred pre-tax expense of approximately $8.1 million related to restructuring activities in the quarter ended March 31, 2016. The restructuring costs included $2.7 million associated with impairment charges to certain fixed assets and the value of the real estate underlying the affected locations, which was reported in selling, general and administrative expenses in the Consolidated Statements of Income and Comprehensive Income. The restructuring costs also included $350,000 associated with severance benefits for the reduction of approximately 100 employees and contract termination costs that were reported as selling, general and administrative expenses in the Consolidated Statements of Income and Comprehensive Income.

In addition, the Company classified certain excess real estate as held for sale, which resulted in an impairment charge of $5.0 million, which was reported in selling, general and administrative expenses in the Consolidated Statements of Income and Comprehensive Income for the quarter ended March 31, 2016.

As of March 31, 2016, the real estate associated with the restructuring activities and the excess real estate is included in assets held for sale on the Consolidated Balance Sheets.

11 – New Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued a new standard that changes the accounting for certain aspects of share-based payments to employees. The new guidance requires excess tax benefits and tax deficiencies to be recorded in the income statement when the awards vest or are settled. In addition, cash flows related to excess tax benefits will no longer be separately classified as a financing activity apart from other income tax cash flows. The standard also allows the Company to repurchase more of an employee’s shares for tax withholding purposes without triggering liability accounting, clarifies that all cash payments made on an employee’s behalf for withheld shares should be presented as a financing activity on its cash flows statement, and provides an accounting policy election to account for forfeitures as they occur. The new standard is effective for the Company beginning January 1, 2017, with early adoption permitted. The Company is currently evaluating the effect that adopting this standard will have on its financial statements and related disclosures.

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

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (ASU 2014-09), which replaces existing revenue recognition rules with a comprehensive revenue measurement and recognition standard and expanded disclosure requirements. ASU 2014-09 becomes effective for annual reporting periods beginning after December 15, 2017, following the July 2015 approval of a one-year deferral of the effective date by the FASB. We continue to evaluate the impact of the new standard and available adoption methods.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements contained in this Form 10-Q (or otherwise made by the Company or on the Company’s behalf from time to time in other reports, filings with the Securities and Exchange Commission (“SEC”), news releases, conferences, website postings or otherwise) that are not statements of historical fact constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Exchange Act of 1934, as amended (the “Exchange Act”), notwithstanding that such statements are not specifically identified. Forward-looking statements include statements about the Company’s financial position, business strategy and plans and objectives of management of the Company for future operations. These forward-looking statements reflect the best judgments of the Company about the future events and trends based on the beliefs of the Company’s management as well as assumptions made by and information currently available to the Company’s management. Use of the words “may,” “should,” “continue,” “plan,” “potential,” “anticipate,” “believe,” “estimate,” “expect” and “intend” and words or phrases of similar import, as they relate to the Company or its subsidiaries or Company management, are intended to identify forward-looking statements but are not the exclusive means of identifying such statements. Forward-looking statements reflect our current view of the Company with respect to future events and are subject to risks and uncertainties that could cause actual results to differ materially from those in such statements. Please read Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, for a discussion of certain of those risks. Other unknown or unpredictable factors could also have a material adverse effect on future results. Although the Company believes that its expectations are reasonable as of the date of this Form 10-Q, it can give no assurance that such expectations will prove to be correct. The Company does not intend to update or revise any forward-looking statements unless securities laws require it to do so, and the Company undertakes no obligation to publicly release any revisions to forward-looking statements, whether because of new information, future events or otherwise.

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

We are a full-service, integrated retailer of commercial vehicles and related services. The Truck Segment includes the Company’s operation of a network of commercial vehicle dealerships under the name “Rush Truck Centers.” Rush Truck Centers primarily sell commercial vehicles manufactured by Peterbilt, International, Hino, Ford, Isuzu, Mitsubishi Fuso, IC Bus or Blue Bird. Through our strategically located network of Rush Truck Centers, we provide one-stop service for the needs of our commercial vehicle customers, including retail sales of new and used commercial vehicles, aftermarket parts sales, service and repair facilities, financing, leasing and rental, and insurance products.

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

Goodwill

Goodwill is tested for impairment by reporting unit utilizing a two-step process at least annually, or more frequently when events or changes in circumstances indicate that the asset might be impaired. The first step requires us to compare the fair value of the reporting unit (we consider our Truck Segment to be a reporting unit for purposes of this analysis), which is the same as the segment, to the respective carrying value. If the fair value of the reporting unit exceeds its carrying value, the goodwill is not considered impaired. If the carrying value is greater than the fair value, there is an indication that impairment may exist and a second step is required. In the second step of the analysis, the implied fair value of the goodwill is calculated as the excess of the fair value of a reporting unit over the fair values assigned to its assets and liabilities. If the implied fair value of goodwill is less than the carrying value of the reporting unit’s goodwill, the difference is recognized as an impairment loss.

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

Goodwill was tested for impairment during the fourth quarter of 2015 and no impairment was required. The fair value of our reporting unit exceeded the carrying value of its net assets. As a result, we were not required to conduct the second step of the impairment test. We do not believe our reporting unit is at risk of failing step one of the impairment test.

Insurance Accruals

We are partially self-insured for a portion of the claims related to our property and casualty insurance programs, which requires us to make estimates regarding expected losses to be incurred. We engage a third-party administrator to assess any open claims and we adjust our accrual accordingly on a periodic basis. We are also partially self-insured for a portion of the claims related to our workers’ compensation and medical insurance programs. We use actuarial information provided from third-party administrators to calculate an accrual for claims incurred, but not reported, and for the remaining portion of claims that have been reported.

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

Our liability for unrecognized tax benefits contains uncertainties because management is required to make assumptions and to apply judgment to estimate the exposures associated with our various filing positions. Our effective income tax rate is also affected by changes in tax law, the level of earnings and the results of tax audits. Although we believe that the judgments and estimates are reasonable, actual results could differ, and we may be exposed to losses or gains that could be material. An unfavorable tax settlement generally would require use of our cash and result in an increase in our effective income tax rate in the period of resolution. A favorable tax settlement would be recognized as a reduction in our effective income tax rate in the period of resolution. Our income tax expense includes the impact of reserve provisions and changes to reserves that we consider appropriate, as well as related interest.

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

Results of Operations

The following discussion and analysis includes our historical results of operations for the three months ended March 31, 2016 and 2015.

The following table sets forth certain financial data as a percentage of total revenues:

	Three Months Ended March 31,

	2016	2015

New and used commercial vehicle sales	62.4%	67.0%
Parts and service sales	31.9	28.3
Lease and rental	4.8	4.0
Finance and insurance	0.4	0.4
Other	0.5	0.3
Total revenues	100.0	100.0
Cost of products sold	82.9	83.8
Gross profit	17.1	16.2
Selling, general and administrative	15.2	12.8
Depreciation and amortization	1.2	0.8
Gain (loss) on sale of assets	0.0	(0.1)
Operating income	0.7	2.5
Interest expense, net	0.4	0.2
Income before income taxes	0.3	2.3
Provision for income taxes	0.1	0.9
Net income	0.2%	1.4%

The following table sets forth for the periods indicated the percent of gross profit by revenue source:

	Three Months Ended March 31,

	2016	2015
Gross Profit:
New and used commercial vehicle sales	24.5%	28.9%
Parts and service sales	67.5	63.2
Lease and rental	2.9	3.5
Finance and insurance	2.4	2.3
Other	2.7	2.1
Total gross profit	100.0%	100.0%

The following table sets forth the unit sales and revenues for new heavy-duty, new medium-duty, new light-duty and used commercial vehicles and the absorption ratio (revenue in millions):

	Three Months Ended March 31,
	2016	2015	% Change
Vehicle unit sales:
New heavy-duty vehicles	2,679	4,074	-34.2%
New medium-duty vehicles	3,271	2,686	21.8%
New light-duty vehicles	387	378	2.4%
Total new vehicle unit sales	6,337	7,138	-11.2%

Used vehicles	1,735	1,862	-6.8%

Vehicle revenues:
New heavy-duty vehicles	$350.5	$512.9	-31.7%
New medium-duty vehicles	224.0	188.8	18.6%
New light-duty vehicles	14.4	12.9	11.6%
Total new vehicle revenue	$588.9	$714.6	-17.6%

Used vehicle revenue	$75.2	$80.5	-6.6%

Other vehicle revenues:(1)	$4.4	$5.1	-13.7%

Dealership absorption ratio:	106.4%	115.3%	-7.7%

(1) Includes sales of truck bodies, trailers and other new equipment.

Key Performance Indicator

Absorption Ratio

Management uses several performance metrics to evaluate the performance of our commercial vehicle dealerships and considers Rush Truck Centers’ “absorption ratio” to be of critical importance. Absorption ratio is calculated by dividing the gross profit from the parts, service and body shop (collectively, “Aftermarket Services”) departments by the overhead expenses of all of a dealership’s departments, except for the selling expenses of the new and used commercial vehicle departments and carrying costs of new and used commercial vehicle inventory. When 100% absorption is achieved, all of the gross profit from the sale of a commercial vehicle, after sales commissions and inventory carrying costs, directly impacts operating profit. In 1999, our commercial vehicle dealerships’ absorption ratio was approximately 80%. Since 1999, we have made a concerted effort to increase our absorption ratio. Our truck dealerships achieved a 106.4% absorption ratio for the first quarter of 2016 and 115.3% absorption ratio for the first quarter of 2015.

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

Increased capacity from near record Class 8 truck sales in 2015, reduced used commercial vehicle values and continued softness in the energy sector had a negative impact on our new Class 8 truck sales, aftermarket revenues and profitability in the first quarter of 2016.

Strong new Class 4 through 7 commercial vehicle sales in the first quarter of 2016 helped offset the decline in new Class 8 truck sales. In addition, in order to offset declining revenues, we implemented broad and significant expense reductions during the first quarter of 2016.

During the first quarter of 2016, we opened a newly constructed International and IC Bus dealership in Columbus, Ohio, consolidating two dealerships into one new location. We also completed a major renovation of our Peterbilt, Ford and Isuzu dealership in Whittier, California, and relocated our Peterbilt dealership in Odessa, Texas, to a new larger dealership. In addition, in April, Rush Truck Center – Denver moved to new, expanded facilities, and we added a new Peterbilt location in Bowling Green, Kentucky.

Revenues

Revenues decreased $122.7 million, or 10.3%, in the first quarter of 2016 compared to the first quarter of 2015. This decrease was primarily the result of decreased demand for new Class 8 trucks resulting from near record Class 8 truck sales in 2015, reduced used commercial vehicle values, declining sales to the energy sector and related geographic regions, and an uncertain freight environment.

Our Aftermarket Services revenues increased $4.9 million, or 1.5%, in the first quarter of 2016, compared to the first quarter of 2015. This increase was primarily the result of acquisitions that occurred during 2015. We expect our Aftermarket Services revenues to remain relatively flat during 2016 compared to 2015. Aftermarket Services revenues continue to be negatively impacted by decreases in drilling activity in the energy sector.

Revenues from sales of new and used commercial vehicles decreased $131.6 million, or 16.5%, in the first quarter of 2016 compared to the first quarter of 2015, primarily as a result of the factors described above.

We sold 2,679 heavy-duty trucks in the first quarter of 2016, a 34.2% decrease compared to 4,074 heavy-duty trucks in the first quarter of 2015. According to A.C.T. Research Co., LLC (“A.C.T. Research”), a truck industry data and forecasting service provider, the U.S. Class 8 truck market decreased 6.2% in the first quarter of 2016 compared to the first quarter of 2015. A.C.T. Research currently predicts U.S. retail sales of Class 8 trucks of approximately 207,000 units in 2016, 198,000 units in 2017, and 210,000 units in 2018, compared to approximately 253,000 units in 2015. Our share of the U.S. Class 8 truck sales market was approximately 6.7% in 2015. We expect our U.S. Class 8 truck sales market share to range between 5.0% and 6.0% in 2016. This market share percentage would result in the sale of approximately 10,350 to 12,400 of Class 8 trucks in 2016 based on A.C.T. Research’s current U.S. retail sales estimate of 207,000 units. However, we believe that U.S. retail sales for Class 8 trucks in 2016 could be less that A.C.T. Research’s current forecast.

We sold 3,271 Class 4 through 7 commercial vehicles, including 198 buses, in the first quarter of 2016, a 21.8% increase compared to 2,686 medium-duty commercial vehicles, including 269 buses, in the first quarter of 2015. A.C.T. Research estimates that unit sales of Class 4 through 7 commercial vehicles in the U.S. increased approximately 20.4% in the first quarter of 2016, compared to the first quarter of 2015. A.C.T. Research currently predicts U.S. retail sales of Class 4 through 7 medium-duty commercial vehicles of approximately 220,850 units in 2016, 229,100 units in 2017, and 231,350 in 2018. In 2015, we achieved a 5.2% share of the Class 4 through 7 market in the U.S. We expect our market share to range between 5.0% and 5.5% of the U.S. Class 4 through 7 commercial vehicle sales in 2016. This market share percentage would result in the sale of approximately 11,000 to 12,100 of Class 4 through 7 commercial vehicles in 2016 based on A.C.T. Research’s current U.S. retail sales estimates of 220,850 units.

We sold 387 light-duty vehicles in the first quarter of 2016, a 2.4% increase compared to 378 light-duty vehicles in the first quarter of 2015. We expect to sell approximately 1,900 light-duty vehicles in 2016.

We sold 1,735 used commercial vehicles in the first quarter of 2016, a 6.8% decrease compared to 1,862 used commercial vehicles in the first quarter of 2015. We expect to sell approximately 8,000 to 8,300 used commercial vehicles in 2016. The volume of used commercial vehicle sales will be largely dependent upon our ability to acquire quality used commercial vehicles and maintain an adequate used commercial vehicle inventory throughout 2016.

Truck lease and rental revenues increased $3.1 million, or 6.5%, in the first quarter of 2016, compared to the first quarter of 2015. The increase in lease and rental revenues was primarily due to the increased number of units put into service in the lease and rental fleet. We expect lease and rental revenues to increase 7% to 10% during 2016, compared to 2015.

Finance and insurance revenues remained flat at $4.5 million in the first quarter of 2016, compared to the first quarter of 2015. We expect finance and insurance revenues to fluctuate proportionately with our new and used commercial vehicle sales in 2016. Finance and insurance revenues have limited direct costs and, therefore, contribute a disproportionate share of our operating profits.

Other revenue increased $1.0 million, or 24.4% in the first quarter of 2016, compared to the first quarter of 2015. Other revenue consists primarily of the gain on sale realized on trucks from the lease and rental fleet, document fees related to commercial vehicle sales and income from our Central California Truck and Trailer Sales, LLC joint venture, which has multiple locations in California that sell used trucks.

Gross Profit

Gross profit decreased $10.4 million, or 5.3%, in the first quarter of 2016, compared to the first quarter of 2015. This decrease was primarily the result of decreased sales of new Class 8 trucks and used commercial vehicles. Gross profit as a percentage of sales increased to 17.1% in the first quarter of 2016, from 16.2% in the first quarter of 2015. This increase in gross profit as a percentage of sales is a result of a change in our product sales mix. Commercial vehicle sales, a lower margin revenue item, decreased as a percentage of total revenues to 62.4% in the first quarter of 2016, from 67.0% in the first quarter of 2015. Aftermarket Services revenues, a higher margin revenue item, increased as a percentage of total revenues to 31.9% in the first quarter of 2016, from 28.2% in the first quarter of 2015.

Gross margins from our Aftermarket Services operations decreased to 36.2% in the first quarter of 2016, from 36.3% in the first quarter of 2015. Gross profit from our Aftermarket Services operations increased to $123.7 million in the first quarter of 2016 from $122.3 million in the first quarter of 2015. Historically, gross margins on parts sales range from 27% to 28% and service and body shop operations range from 67% to 68%. Gross profits from parts sales represented 55% of total gross profit for Aftermarket Services operations in the first quarter of 2016 and 56% in the first quarter of 2015. Service and body shop operations represented 45% of total gross profit for Aftermarket Services operations in the first quarter of 2016 and 44% in the first quarter of 2015. We expect blended gross margins on Aftermarket Services operations to range from 36.0% to 37.0% in 2016.

Gross margins on Class 8 truck sales decreased to 6.7% in the first quarter of 2016, from 6.8% in the first quarter of 2015. This decrease is attributable to the sales mix in the first quarter of 2016, which consisted of more sales to over-the-road fleet customers, a lower margin revenue item. In 2016, we expect overall gross margins from Class 8 truck sales of approximately 6.2% to 6.6%.

Gross margins on medium-duty commercial vehicle sales increased to 5.7% in the first quarter of 2016, from 5.2% in the first quarter of 2015. For 2016, we expect overall gross margins from medium-duty commercial vehicle sales of approximately 5.5% to 6.0%, but this will largely depend upon the mix of purchasers and types of vehicles sold.

Gross margins on used commercial vehicle sales decreased to 10.1% in the first quarter of 2016, from 13.1% in the first quarter of 2015. This decrease is primarily related to the decrease in used truck residual values. We expect margins on used commercial vehicles to range between 8.0% and 10.0% during 2016, depending on general economic conditions and our ability to acquire quality used vehicles.

Gross margins from truck lease and rental sales decreased to 10.3% in the first quarter of 2016, from 14.3% in the first quarter of 2015. This decrease is primarily related to decreased drilling activity in the energy sector which has led to a decline in related business activity. We expect gross margins from lease and rental sales of approximately 12.0% to 14.0% during 2016, as we expect to continue to grow our lease and rental fleet. Our policy is to depreciate our lease and rental fleet using a straight line method over each customer’s contractual lease term. The lease unit is depreciated to a residual value that attempts to approximate fair value at the expiration of the lease term. This policy results in the Company realizing reasonable gross margins while the unit is in service and a corresponding gain or loss on sale when the unit is sold at the end of the lease term.

Finance and insurance revenues and other income, as described above, have limited direct costs and, therefore, contribute a disproportionate share of gross profit.

Selling, General and Administrative Expenses

Selling, General and Administrative (“SG&A”) expenses increased $9.8 million, or 6.4%, in the first quarter of 2016, compared to the first quarter of 2015. This increase is primarily due to the restructuring and impairment charges of $8.1 million that occurred in the first quarter of 2016. SG&A expenses as a percentage of total revenue increased to 15.2% in the first quarter of 2016, from 12.8% in the first quarter of 2015. SG&A expenses as a percentage of total revenues have historically ranged from 10.0% to 15.0%. In general, when new and used commercial vehicle revenues decrease as a percentage of total revenues, SG&A expenses as a percentage of total revenues will be at, or exceed, the higher end of this range. For 2016, we expect SG&A expenses as a percentage of total revenues to range from 13.0% to 14.0% and the selling portion of SG&A expenses to be approximately 25.0% to 30.0% of new and used commercial vehicle gross profit.

Depreciation and Amortization Expense

Depreciation and amortization expense increased $2.7 million, or 26.5%, in the first quarter of 2016, compared to the first quarter of 2015. This increase was primarily due to the construction of new dealerships, dealership expansions and acquisitions.

Interest Expense, Net

Net interest expense increased $1.3 million, or 44.1%, in the first quarter of 2016 compared to the first quarter of 2015. This increase is primarily related to real estate financed in the fourth quarter of 2015 and reduced prepayments of new and used commercial vehicle loans. Net interest expense in 2016 will depend on inventory levels and the amount of cash available to make prepayments on our floor plan arrangements.

Income before Income Taxes

As a result of the factors described above, income from continuing operations before income taxes decreased $23.4 million, or 85.6%, in the first quarter of 2016 compared to the first quarter of 2015.

Income Taxes

Income taxes decreased $9.1 million, or 85.4%, in the first quarter of 2016, compared to the first quarter of 2015. We provided for taxes at a 39.25% effective rate in the first quarter of 2016 and the first quarter of 2015. We expect our effective tax rate to be approximately 39.25% of pretax income in 2016.

Liquidity and Capital Resources

Our short-term cash requirements are primarily for working capital, inventory financing, the renovation and expansion of existing facilities and the construction or purchase of new facilities. Historically, these cash requirements have been met through the retention of profits, borrowings under our floor plan arrangements and bank financings. As of March 31, 2016, we had working capital of approximately $94.8 million, including $72.7 million in cash, available to fund our operations. We believe that these funds, together with expected cash flows from operations, are sufficient to meet our operating requirements for at least the next twelve months. From time to time, we utilize our excess cash on hand to pay down our outstanding borrowings under our $850.0 million credit agreement with BMO Harris Bank N.A. (“BMO Harris”) (the “Floor Plan Credit Agreement”), and the resulting interest earned is recognized as an offset to our gross interest expense under the Floor Plan Credit Agreement.

We have a secured line of credit that provides for a maximum borrowing of $17.5 million. There were no advances outstanding under this secured line of credit at March 31, 2016, however, $12.7 million was pledged to secure various letters of credit related to self-insurance products, leaving $4.8 million available for future borrowings as of March 31, 2016.

Our long-term real estate debt and floor plan financing agreements require us to satisfy various financial ratios such as the debt-to-worth ratio, leverage ratio and the fixed charge coverage ratio and certain requirements for tangible net worth and GAAP net worth. As of March 31, 2016, we were in compliance with all debt covenants related to debt secured by real estate, lease and rental units and our floor plan credit agreements. We do not anticipate any breach of the covenants in the foreseeable future.

We expect to purchase or lease trucks worth approximately $220.0 million to $250.0 million for our leasing operations during 2016, depending on customer demand, all of which will be financed. We also expect to make capital expenditures for recurring items such as computers, shop tools and equipment and vehicles of approximately $20.0 million to $25.0 million during 2016.

We are currently under contracts to construct or remodel dealership facilities in Asheville, North Carolina, Olathe, Kansas, Twin Falls, Idaho and various other dealerships and purchase real estate in Illinois at an estimated remaining cost of $10.4 million. These construction projects are expected to continue through 2016.

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

We have no other material commitments for capital expenditures as of March 31, 2016. However, we will continue to purchase vehicles for our lease and rental division and authorize capital expenditures for improvement and expansion of our existing dealership facilities and construction or purchase of new facilities based on market opportunities.

Cash Flows

Cash and cash equivalents increased by $7.8 million during the three months ended March 31, 2016, and decreased by $144.2 million during the three months ended March 31, 2015. The major components of these changes are discussed below.

Cash Flows from Operating Activities

Cash flows from operating activities include net income adjusted for non-cash items and the effects of changes in working capital. During the first quarter of 2016, operating activities resulted in net cash provided by operations of $101.2 million. Net cash provided by operating activities primarily consisted of $2.4 million in net income, as well as non-cash adjustments related to depreciation and amortization of $39.0 million, deferred income taxes of $7.6 million, and stock-based compensation including tax expense of $4.6 million. Cash used in operating activities included an aggregate of $55.0 million net change in operating assets and liabilities. Included in the net change in operating assets and liabilities were cash inflows of $5.3 million from the decrease in accounts receivable, $49.9 million from the decrease in inventories, $2.3 million from the decrease in customer deposits and $21.4 from the decrease in prepaid expenses and other assets, net which were offset by cash outflows of $1.8 million from the net decrease in floor plan, trade, and $22.1 million from decreases in accounts payable and accrued liabilities. The majority of our commercial vehicle inventory is financed through our floor plan credit agreements.

During the first quarter of 2015, operating activities resulted in net cash used in operations of $96.6 million. Net cash provided by operating activities primarily consisted of $16.8 million in net income, as well as non-cash adjustments related to depreciation and amortization of $34.0 million, deferred income taxes of $1.6 million, and stock-based compensation, including tax benefit, of $4.1 million. Cash used in operating activities included an aggregate of $150.5 million net change in operating assets and liabilities. Included in the net change in operating assets and liabilities were cash inflows of $11.9 from the decrease in prepaid expenses and other assets, net of which were offset by cash outflows of $5.1 million from the net decrease in floor plan, trade, $84.9 million from increases in inventory, net of acquisitions, $34.8 million from an increase in accounts receivable, $31.3 million from decreases in accounts payable and accrued liabilities, and $6.3 million from a decrease in customer deposits.

In June 2012, we entered into a wholesale financing agreement with Ford Motor Credit Company that provides for the financing of, and is collateralized by, our Ford new vehicle inventory. This wholesale financing agreement bears interest at a rate of Prime plus 150 basis points minus certain incentives and rebates; however, the prime rate is defined to be a minimum of 3.75%. As of March 31, 2016, the interest rate on the wholesale financing agreement was 5.25% before considering the applicable incentives. As of March 31, 2016, we had an outstanding balance of approximately $60.6 million under the Ford Motor Credit Company wholesale financing agreement.

Cash Flows from Investing Activities

During the first quarter of 2016, cash used in investing activities was $52.6 million. Cash flows used in investing activities consist primarily of cash used for capital expenditures. Capital expenditures of $53.9 million consisted primarily of purchases of property and equipment and improvements to our existing dealership facilities. Property and equipment purchases during the first quarter of 2016 consisted of $33.8 million for additional units for the rental and leasing operations, which was directly offset by borrowings of long-term debt. We expect to purchase or lease trucks worth approximately $220.0 million to $250.0 million for our leasing operations in 2016, depending on customer demand, all of which will be financed. During 2016, we expect to make capital expenditures for recurring items such as computers, shop equipment and vehicles of $20.0 million to $25.0 million.

During the first quarter of 2015, cash used in investing activities was $109.9 million. Cash flows used in investing activities consisted primarily of cash used for capital expenditures and business acquisitions. Capital expenditures of $82.5 million consisted primarily of purchases of property and equipment and improvements to our existing dealership facilities. Property and equipment purchases during the first quarter of 2015 consisted of $53.0 million for additional units for the rental and leasing operations, which was directly offset by borrowings of long-term debt. Cash used for business acquisitions was $27.8 million during the quarter ended March 31, 2015.

Cash Flows from Financing Activities

Cash flows from financing activities include borrowings and repayments of long-term debt and net proceeds of floor plan notes payable, non-trade. During the first quarter of 2016, we used $40.8 million in net cash flow from financing activities. Cash outflows primarily related to $27.0 million from net payments on floor plan notes payable, non-trade and $47.4 million used for principal repayments of long-term debt and capital lease obligations. These cash outflows were offset by cash inflows related to borrowings of $32.2 million of long-term debt and $2.3 million from the issuance of shares related to equity compensation plans. The borrowings of long-term debt were primarily related to purchasing units for the rental and leasing operations.

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

Most of our commercial vehicle purchases are made on terms requiring payment to the manufacturer within 15 days or less from the date the commercial vehicles are invoiced from the factory. During 2015, we financed the majority of all new commercial vehicle inventory and the loan value of our used commercial vehicle inventory under the Floor Plan Credit Agreement. On September 15, 2015, we entered into the Second Amended and Restated Credit Agreement with General Electric Capital Commercial, Inc. (“GE Capital”) which is referred to herein as the Floor Plan Credit Agreement. The amendment increased the aggregate loan commitment to $850.0 million. Effective December 1, 2015, GE Capital resigned as Administrative Agent of the Floor Plan Credit Agreement and BMO Harris was appointed in its place. Borrowings under the Floor Plan Credit Agreement bear interest at an annual rate equal to the three month LIBOR rate, determined on the last day of the prior month, plus 2.03% and are payable monthly.  In addition, we are required to pay a monthly working capital fee equal to 0.35% per annum multiplied by the amount of voluntary prepayments of new and used inventory loans. Loans under the Floor Plan Credit Agreement for the purchase of used inventory are limited to $150.0 million. The Floor Plan Credit Agreement expires July 11, 2016, although BMO Harris has the right to terminate the Floor Plan Credit Agreement at any time upon 120 days’ written notice. We may terminate the Floor Plan Credit Agreement at any time, although if we do so we must pay a prepayment processing fee of $300,000, subject to specified limited exceptions. On March 31, 2016, we had approximately $608.7 million outstanding under the Floor Plan Credit Agreement. The average daily outstanding borrowings under the Floor Plan Credit Agreement were $632.0 million during the three months ended March 31, 2016. Periodically, we utilize our excess cash on hand to pay down our outstanding borrowings under the Floor Plan Credit Agreement, and the resulting interest earned is recognized as an offset to our gross interest expense under the Floor Plan Credit Agreement.

Navistar Financial Corporation and Peterbilt offer trade terms that provide an interest-free inventory stocking period for certain new commercial vehicles.  If the commercial vehicle is not sold within the interest-free period, we then finance the commercial vehicle under the Floor Plan Credit Agreement.

Backlog

On March 31, 2016, our backlog of commercial vehicle orders was approximately $1,072.1 million, as compared to a backlog of commercial vehicle orders of approximately $1,219.3 million on March 31, 2015. Our backlog is determined quarterly by multiplying the number of new commercial vehicles for each particular type of commercial vehicle ordered by a customer at our Rush Truck Centers by the recent average selling price for that type of commercial vehicle. We include only confirmed orders in our backlog. However, such orders are subject to cancellation. In the event of order cancellation, we have no contractual right to the total revenues reflected in our backlog. The delivery time for a custom-ordered commercial vehicle varies depending on the truck specifications and demand for the particular model ordered. We sell the majority of our new heavy-duty commercial vehicles by customer special order and we sell the majority of our medium- and light-duty commercial vehicles out of inventory. Orders from a number of our major fleet customers are included in our backlog as of March 31, 2016 and we expect to fill the majority of our backlog orders during 2016.

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

Cyclicality

Our business is dependent on a number of factors relating to general economic conditions, including fuel prices, interest rate fluctuations, credit availability, economic recessions, environmental and other government regulations and customer business cycles. Unit sales of new commercial vehicles have historically been subject to substantial cyclical variation based on these general economic conditions. According to data published by A.C.T. Research, in recent years, total U.S. retail sales of new Class 8 trucks have ranged from a low of approximately 97,000 in 2009, to a high of approximately 291,000 in 2006. Through geographic expansion, concentration on higher margin Aftermarket Services and diversification of our customer base, we have attempted to reduce the negative impact of adverse general economic conditions or cyclical trends affecting the heavy-duty truck industry on our earnings.

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

We are exposed to some market risk through interest rates related to our floor plan financing agreements, variable rate real estate debt and discount rates related to finance sales. The majority of floor plan debt and variable rate real estate debt is based on LIBOR. As of March 31, 2016, we had floor plan borrowings and variable interest rate real estate debt of approximately $950.1 million. Assuming an increase or decrease in LIBOR of 100 basis points, annual interest expense could correspondingly increase or decrease by approximately $9.5 million.

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

We are also exposed to some market risk through interest rates related to the investment of our current cash and cash equivalents, which totaled $72.7 million on March 31, 2016. These funds are generally invested in variable interest rate instruments in accordance with our investment policy. As such instruments mature and the funds are reinvested, we are exposed to changes in market interest rates. This risk is mitigated by management’s ongoing evaluation of the best investment rates available for current and noncurrent high quality investments. If market interest rates were to increase or decrease immediately and uniformly by 100 basis points, our annual interest income could correspondingly increase or decrease by approximately $0.7 million.

In the past, we invested in interest-bearing short-term investments consisting of investment-grade auction rate securities classified as available-for-sale. Auctions for investment grade securities held by us have failed. The auction rate securities continue to pay interest in accordance with the terms of the underlying security; however, liquidity will be limited until there is a successful auction or until such time as other markets for these investments develop. As of March 31, 2016, we hold auction rate securities, with underlying tax-exempt municipal bonds that mature in 2030, that have a fair value of $6.7 million. Given the current market conditions in the auction rate securities market, if we determine that the fair value of these securities temporarily decreases by an additional 10%, our equity could correspondingly decrease by approximately $665,000. If it is determined that the fair value of these securities is other-than-temporarily impaired by 10%, we could record a loss on our Consolidated Statements of Income of approximately $665,000. For further discussion of the risks related to our auction rate securities, see Note 6 – Financial Instruments and Fair Value of the Notes to Consolidated Financial Statements.

ITEM 4. Controls and Procedures.

The Company, under the supervision and with the participation of management, including the Company’s principal executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the principal executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2016 to ensure that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) is accumulated and communicated to Company management, including the principal executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting that occurred during the three months ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. Risk Factors.

While we attempt to identify, manage and mitigate risks and uncertainties associated with our business to the extent practical under the circumstances, some level of risk and uncertainty will always be present. Item 1A, Part I of our 2015 Annual Report on Form 10-K (the “2015 Annual Report”) describes some of the risks and uncertainties associated with our business that have the potential to materially affect our business, financial condition or results of operations.

There has been no material change in our risk factors disclosed in our 2015 Annual Report.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

We did not make any unregistered sales of equity securities during the first quarter of 2016.

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

RUSH ENTERPRISES, INC.

Date: May 10, 2016	By:	/s/ W.M. “RUSTY” RUSH
W.M. “Rusty” Rush
President, Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

Date: May 10, 2016	By:	/s/ STEVEN L. KELLER
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