Form 10-Q
period 2016-06-30
RUSH ENTERPRISES INC \TX\
filed 2016-08-09
CIK 1012019

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [   ]                   No [X]

Indicated below is the number of shares outstanding of each of the issuer’s classes of common stock, as of August 1, 2016.

Title of Class	Number of Shares Outstanding
Class A Common Stock, $.01 Par Value	29,695,203
Class B Common Stock, $.01 Par Value	9,966,230

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

JUNE 30, 2016 AND DECEMBER 31, 2015

(In Thousands, Except Shares)

	June 30,	December 31,
	2016	2015
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$92,664	$64,847
Accounts receivable, net	127,510	156,977
Note receivable affiliate	12,466	10,611
Inventories, net	1,038,598	1,061,198
Prepaid expenses and other	11,117	32,953
Assets held for sale	20,186	–
Total current assets	1,302,541	1,326,586
Investments	6,417	6,650
Property and equipment, net	1,157,252	1,172,824
Goodwill, net	290,191	285,041
Other assets, net	56,294	60,907
Total assets	$2,812,695	$2,852,008

Liabilities and shareholders’ equity
Current liabilities:
Floor plan notes payable	$830,092	$854,758
Current maturities of long-term debt	134,830	151,024
Current maturities of capital lease obligations	14,303	14,691
Liabilities directly associated with assets held for sale	1,196	–
Trade accounts payable	118,899	120,255
Customer deposits	21,211	22,438
Accrued expenses	84,073	83,871
Total current liabilities	1,204,604	1,247,037
Long-term debt, net of current maturities	496,658	496,731
Capital lease obligations, net of current maturities	69,628	69,074
Other long-term liabilities	6,645	5,282
Deferred income taxes, net	189,153	188,987
Shareholders’ equity:
Preferred stock, par value $.01 per share; 1,000,000 shares authorized; 0 shares outstanding in 2016 and 2015	–	–
Common stock, par value $.01 per share; 60,000,000 class A shares and 20,000,000 class B shares authorized; 29,615,609 class A shares and 10,167,314 class B shares outstanding in 2016; and 30,303,818 class A shares and 10,093,305 class B shares outstanding in 2015	434	430
Additional paid-in capital	296,477	288,294
Treasury stock, at cost: 934,171 class A shares and 2,728,624 class B shares in 2016; and 2,616,657 class B shares in 2015	(63,667)	(43,368)
Retained earnings	613,058	599,846
Accumulated other comprehensive loss, net of tax	(295)	(305)
Total shareholders’ equity	846,007	844,897
Total liabilities and shareholders’ equity	$2,812,695	$2,852,008

The accompanying notes are an integral part of these consolidated financial statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(In Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Revenues:
New and used commercial vehicle sales	$636,853	$917,878	$1,305,398	$1,718,072
Parts and service sales	328,665	353,268	670,604	690,290
Lease and rental	52,152	49,297	103,039	97,089
Finance and insurance	4,837	5,678	9,336	10,209
Other	3,955	4,182	8,925	8,178
Total revenue	1,026,462	1,330,303	2,097,302	2,523,838
Cost of products sold:
New and used commercial vehicle sales	591,331	856,274	1,214,991	1,600,534
Parts and service sales	209,519	222,225	427,762	436,922
Lease and rental	45,134	44,171	90,801	85,127
Total cost of products sold	845,984	1,122,670	1,733,554	2,122,583
Gross profit	180,478	207,633	363,748	401,255
Selling, general and administrative expense	146,080	161,309	308,532	313,936
Depreciation and amortization expense	12,821	10,829	25,468	20,823
Gain (loss) on sale of assets	(5)	65	5	(607)
Operating income	21,572	35,560	29,753	65,889
Interest expense, net	3,763	3,598	8,002	6,539
Income before taxes	17,809	31,962	21,751	59,350
Provision for income taxes	6,992	12,386	8,539	22,993
Net income	$10,817	$19,576	$13,212	$36,357

Earnings per common share:
Basic	$.27	$.49	$.33	$.91
Diluted	$.27	$.48	$.32	$.89

Weighted average shares outstanding:
Basic	40,250	40,275	40,402	40,171
Diluted	40,778	41,072	40,914	41,029

Comprehensive income	$10,828	$19,659	$13,223	$36,512

The accompanying notes are an integral part of these consolidated financial statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2016	2015
Cash flows from operating activities:
Net income	$13,212	$36,357
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	78,539	69,809
Gain (loss) on sale of property and equipment	(5)	607
Impairment loss on assets	8,236	–
Stock-based compensation expense related to stock options and employee stock purchases	6,749	7,222
Deferred income tax expense (benefit)	159	(3,686)
Excess tax expense from stock-based compensation	1,007	370
Change in accounts receivable, net	27,612	(4,681)
Change in inventories, net	58,015	(20,393)
Change in prepaid expenses and other, net	21,836	17,316
Change in trade accounts payable	(1,356)	802
Draws (payments) on floor plan notes payable – trade, net	10,984	(14,327)
Change in customer deposits	(1,227)	(25,183)
Change in accrued expenses	(805)	(1,866)
Net cash provided by operating activities	222,956	62,347
Cash flows from investing activities:
Acquisition of property and equipment	(115,268)	(164,203)
Proceeds from the sale of property and equipment	327	2,272
Business acquisitions	(681)	(57,906)
Proceeds from the sale of available for sale securities	250	275
Change in other assets	(334)	(2,349)
Net cash used in investing activities	(115,706)	(221,911)
Cash flows from financing activities:
(Payments) draws on floor plan notes payable – non-trade, net	(35,650)	39,768
Proceeds from long-term debt	68,490	84,968
Principal payments on long-term debt	(83,561)	(77,663)
Principal payments on capital lease obligations	(9,851)	(6,147)
Proceeds from issuance of shares relating to employee stock options and employee stock purchases	2,445	1,957
Excess tax benefits (expense) from stock-based compensation	(1,007)	(370)
Common stock repurchased	(20,299)	(1,464)
Net cash (used in) provided by financing activities	(79,433)	41,049
Net increase (decrease) in cash and cash equivalents	27,817	(118,515)
Cash and cash equivalents, beginning of period	64,847	191,463

Cash and cash equivalents, end of period	$92,664	$72,948

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$19,757	$16,967
Income taxes, net of refunds	$(13,129)	$2,370
Noncash investing activities:
Assets acquired under capital leases	$10,017	$10,261

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

2 – Other Assets

The total capitalized costs of the SAP enterprise software and SAP dealership management system of $35.0 million, including capitalized interest, are recorded on the Consolidated Balance Sheet in Other Assets, net of accumulated amortization of $15.1 million. The SAP software is being amortized over a period of 15 years. The Company completed the conversion of all of its Rush Truck Centers and leasing operations to the SAP enterprise software and SAP dealership management system in the third quarter of 2015.

Amortization expense relating to the SAP software, which is recognized in depreciation and amortization expense in the Consolidated Statement of Income, was $0.8 million for the three months ended June 30, 2016 and the three months ended June 30, 2015, and $1.7 million for the six months ended June 30, 2016 and $1.6 million for the six months ended June 30, 2015. The Company estimates that amortization expense relating to the SAP software will be approximately $3.4 million for each of the next five years.

The Company’s only significant identifiable intangible assets, other than goodwill, are rights under franchise agreements with manufacturers. The fair value of the franchise right is determined at the acquisition date by discounting the projected cash flows specific to each acquisition. The carrying value of the Company’s manufacturer franchise rights was $7.0 million at June 30, 2016, and $7.9 million at December 31, 2015, and is included in Other Assets on the accompanying consolidated balance sheets. The Company has determined that manufacturer franchise rights have an indefinite life as there are no economic or other factors that limit their useful lives and they are expected to generate cash flows indefinitely due to the historically long lives of the manufacturers’ brand names. Furthermore, to the extent that any agreements evidencing manufacturer franchise rights have expiration dates, the Company expects that it will be able to renew those agreements in the ordinary course of business. Accordingly, the Company does not amortize manufacturer franchise rights.

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

4 – Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Numerator:
Numerator for basic and diluted earnings per share – Net income available to common shareholders	$10,817	$19,576	$13,212	$36,357
Denominator:
Denominator for basic earnings per share – weighted average shares outstanding	40,250	40,275	40,402	40,171
Effect of dilutive securities–
Employee and director stock options and restricted share awards	528	797	512	858
Denominator for diluted earnings per share – adjusted weighted average shares outstanding and assumed conversions	40,778	41,072	40,914	41,029
Basic earnings per common share	$.27	$.49	$.33	$.91
Diluted earnings per common share and common share equivalents	$.27	$.48	$.32	$.89

Options to purchase shares of common stock that were outstanding for the three months and six months ended June 30, 2016, and 2015, that were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Options	2,525	1,234	2,522	1,045

5 – Stock Options and Restricted Stock Awards

The Company accounts for stock-based compensation in accordance with Accounting Standards Codification (“ASC”) 718-10, “Compensation – Stock Compensation,” which requires the measurement and recognition of compensation expense for all share-based payment awards made to our employees and directors, including employee stock options, restricted share awards and employee stock purchases related to the Employee Stock Purchase Plan based on estimated fair values. Stock-based compensation expense, calculated using the Black-Scholes option-pricing model for employee stock options, and included in selling, general and administrative expense, was $3.2 million for the three months ended June 30, 2016, and $3.5 million for the three months ended June 30, 2015. Stock-based compensation expense, included in selling, general and administrative expense, for the six months ended June 30, 2016, was $6.7 million and for the six months ended June 30, 2015, was $7.2 million. As of June 30, 2016, there was $18.5 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements to be recognized over a weighted-average period of 2.5 years.

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

Financial instruments consist primarily of cash, accounts receivable, accounts payable and floor plan notes payable. The carrying values of the Company’s financial instruments approximate fair value due either to their short-term nature or existence of variable interest rates, which approximate market rates. Certain methods and assumptions were used by the Company in estimating the fair value of financial instruments at June 30, 2016, and December 31, 2015. The carrying value of current assets and current liabilities approximates the fair value due to the short maturity of these items.

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

As of June 30, 2016, the Company held auction rate securities with underlying tax-exempt municipal bonds that mature in 2030 and have a fair value of $6.4 million and a cost basis of $6.9 million. As of December 31, 2015, the Company held auction rate securities with underlying tax-exempt municipal bonds that mature in 2030 and have a fair value of $6.7 million and a cost basis of $7.2 million. The issuer redeemed $150,000 of the auction rate securities during the second quarter of 2014, $275,000 during the second quarter of 2015 and $250,000 during the second quarter of 2016. These bonds have credit wrap insurance and a credit rating of A by a major credit rating agency.

The Company valued the auction rate securities at June 30, 2016 using a discounted cash flow model based on the characteristics of the individual securities, which the Company believes yields the best estimate of fair value. The first step in the valuation included a credit analysis of the security which considered various factors including the credit quality of the issuer, the instrument’s position within the capital structure of the issuing authority, and the composition of the authority’s assets including the effect of insurance and/or government guarantees. Next, the future cash flows of the instruments were projected based on certain assumptions regarding the auction rate market significant to the valuation including the auction rate market will remain illiquid and auctions will continue to fail causing the interest rate to be the maximum applicable rate. This assumption resulted in discounted cash flow analysis being performed through 2019, the point at which the Company estimates the securities will be redeemed by the municipality. The projected cash flows were then discounted using the applicable yield curve plus a 225 basis point liquidity premium added to the applicable discount rate.

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

The table below presents disclosures about the auction rate securities measured at fair value on a recurring basis in our financial statements as follows (in thousands):

	At June 30, 2016			At December 31, 2015
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Investment in auction rate securities	$—	$—	$6,417	$—	$—	$6,650

	Cost Basis Amount	Gross Unrealized Loss In Accumulated OCI	Fair Value
June 30, 2016
Investment in auction rate securities	$6,900	$483	$6,417

December 31, 2015
Investment in auction rate securities	$7,150	$500	$6,650

 Interest Rate Swap Agreements

In January 2012, the Company entered into swap agreements to hedge against the potential impact of increases in interest rates on its floating-rate debt instruments. All interest rate swap contracts expired by July 1, 2015, therefore, at June 30, 2016, the Company did not have any interest rate swap contracts. Swap agreements that hedge exposures to changes in interest rates exposed the Company to credit risk and market risk.

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

The derivative instruments described above are on the accompanying Consolidated Statements of Income (in thousands):

	Gain (Loss) Recognized in OCI on Derivatives (Effective Portion) during the Three Months Ended		Location of Loss	Loss Reclassified from Accumulated OCI into Income (Effective Portion) during the Three Months Ended
	June 30, 2016	June 30, 2015	Reclassified into Income	June 30, 2016	June 30, 2015
Interest rate swaps	$-	$117	Interest Expense	$-	$(26)

	Gain (Loss) Recognized in OCI on Derivatives (Effective Portion) during the Six Months Ended		Location of Loss	Loss Reclassified from Accumulated OCI into Income (Effective Portion) during the Six Months Ended
	June 30, 2016	June 30, 2015	Reclassified into Income	June 30, 2016	June 30, 2015
Interest rate swaps	$-	$235	Interest Expense	$-	$(55)

Long-Lived Assets

During the quarter ended March 31, 2016, the Company instituted plans to consolidate its dealership network. The Company recorded an impairment charge related to the value of the real estate in the affected locations in the amount of $7.1 million in the quarter ended March 31, 2016 and $0.4 million in the quarter ended June 30, 2016. The Company also classified certain excess real estate as held for sale, which resulted in an additional impairment charge.

The fair value measurements for the Company’s long-lived assets are based on Level 3 inputs. Fair values were based on evaluations by a third-party real estate broker that utilized its knowledge and historical experience in real estate markets and transactions. The Company is actively marketing the real estate held for sale and plans to sell it within the next year.

The following table presents long-lived assets measured and recorded at fair value on a nonrecurring basis (in thousands):

Description	Fair Value Measurements Using Significant Unobservable Inputs June 30, 2016	Loss during the Three Months Ended June 30, 2016	Loss during the Six Months Ended June 30, 2016
Long-lived assets held for sale	$20,186	$(400)	$(7,481)

For further discussion of assets held for sale, see Note 10 – Restructuring Costs of the Notes to Consolidated Financial Statements. For the six months ended June 30, 2016, the loss was reported in selling, general and administrative expenses in the Consolidated Statements of Income and Comprehensive Income and was reported under the Truck Segment.

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

The following table contains summarized information about reportable segment revenue, segment income or loss from continuing operations and segment assets for the periods ended June 30, 2016, and 2015 (in thousands):

	Truck Segment	All Other	Total
As of and for the three months ended June 30, 2016
Revenues from external customers	$1,022,547	$3,915	$1,026,462
Segment income (loss) before taxes	17,865	(56)	17,809
Segment assets	2,779,789	32,906	2,812,695

For the six months ended June 30, 2016
Revenues from external customers	$2,089,837	$7,465	$2,097,302
Segment income (loss) before taxes	22,235	(484)	21,751

As of and for the three months ended June 30, 2015
Revenues from external customers	$1,326,360	$3,943	$1,330,303
Segment income (loss) before taxes	32,159	(197)	31,962
Segment assets	2,715,032	31,984	2,747,016

For the six months ended June 30, 2015
Revenues from external customers	$2,516,347	$7,491	$2,523,838
Segment income (loss) before taxes	59,911	(561)	59,350

8 – Income Taxes

The Company had unrecognized income tax benefits totaling $2.3 million as a component of accrued liabilities at June 30, 2016 and December 31, 2015, the total of which, if recognized, would impact its effective tax rate. An unfavorable settlement may require a charge to income tax expense and a favorable resolution would be recognized as a reduction to income tax expense. The Company recognizes interest accrued related to unrecognized tax benefits in income tax expense. No amounts were accrued for penalties. The Company had approximately $110,100 accrued for the payment of interest at June 30, 2016 and December 31, 2015.

The Company does not anticipate a significant change in the amount of unrecognized tax benefits in the next 12 months. As of June 30, 2016, the tax years ended December 31, 2012 through 2015 remained subject to audit by federal tax authorities and the tax years ended December 31, 2011 through 2015, remained subject to audit by state tax authorities.

9 – Accumulated Other Comprehensive Income (Loss)

The following tables show the components of accumulated other comprehensive loss, net of tax (in thousands):

	Three Months Ended June 30, 2016
	Cash Flow Swaps		Available for Sale Securities	Total
Balance at March 31, 2016	$	−	$(305)	$(305)
Change in fair value		−	10	10
Income tax deferred		−	−	−
Balance at June 30, 2016	$	−	$(295)	$(295)

	Three Months Ended June 30, 2015
	Cash Flow Swaps	Available for Sale Securities	Total
Balance at March 31, 2015	$(71)	$(317)	$(388)
Change in fair value	117	19	136
Income tax deferred	(46)	(7)	(53)
Balance at June 30, 2015	$—	$(305)	$(305)

	Six Months Ended June 30, 2016
	Cash Flow Swaps		Available for Sale Securities	Total
Balance at December 31, 2015	$	−	$(305)	$(305)
Change in fair value		−	10	10
Income tax deferred		−	−	−
Balance at June 30, 2016	$	−	$(295)	$(295)

	Six Months Ended June 30, 2015
	Cash Flow Swaps	Available for Sale Securities	Total
Balance at December 31, 2014	$(143)	$(317)	$(460)
Change in fair value	235	19	254
Income tax deferred	(92)	(7)	(99)
Balance at June 30, 2015	$—	$(305)	$(305)

The following table shows the amount of loss reclassified from accumulated other comprehensive loss into earnings (in thousands):

	Three Months Ended			Six Months Ended
	June 30, 2016		June 30, 2015	June 30, 2016		June 30, 2015
Losses on cash flow swaps to:
Interest expense	$	−	$(26)	$	−	$(55)
Income tax benefit		−	10		−	21
Total reclassifications	$	−	$(16)	$	−	$(34)

10 – Restructuring Costs

During the quarter ended March 31, 2016, the Company instituted plans to consolidate its dealership network. The Company incurred pre-tax expense of approximately $8.1 million related to costs associated with the restructuring activities, including asset impairment charges, in the quarter ended March 31, 2016 and $0.9 million in the quarter ended June 30, 2016.

The restructuring costs included $3.2 million associated with impairment charges to certain fixed assets and the value of the real estate underlying the affected locations, which was reported in selling, general and administrative expenses in the Consolidated Statements of Income and Comprehensive Income. See Note 6 – Financial Instruments and Fair Value, for further discussion on the impairment charge related to the value of real estate in the affected locations. The restructuring costs also included $0.7 million associated with severance benefits for the reduction of approximately 100 employees, lease cancellation fees and contract termination costs that were reported as selling, general and administrative expenses in the Consolidated Statements of Income and Comprehensive Income.

In addition, the Company classified certain excess real estate as held for sale, which resulted in an impairment charge of $5.0 million that was reported in selling, general and administrative expenses in the Consolidated Statements of Income and Comprehensive Income for the six months ended June 30, 2016.

As of June 30, 2016, 2016, the real estate associated with the restructuring activities and owned by the Company and the Company’s excess real estate is included in assets held for sale on the Consolidated Balance Sheets.

The restructuring costs and the assets held for sale are reported under the Truck Segment.

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

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, “Leases (Topic 842),” which is intended to increase the transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. In order to meet that objective, the new standard requires recognition of the assets and liabilities that arise from leases. A lessee will be required to recognize on the balance sheet the assets and liabilities for leases with lease terms of more than 12 months.  Accounting by lessors will remain largely unchanged from current U.S. generally accepted accounting principles. The new standard is effective for public companies for fiscal years beginning after December 15, 2018, and interim periods within those years, with early adoption permitted. The Company plans to adopt the standard on January 1, 2019. The Company is still evaluating the effect that adopting this standard will have on its financial statements and related disclosures.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” which replaces existing revenue recognition rules with a comprehensive revenue measurement and recognition standard and expanded disclosure requirements. The new standard becomes effective for annual reporting periods beginning after December 15, 2017, following the July 2015 approval of a one-year deferral of the effective date by the FASB. The Company continues to evaluate the impact of the new standard and available adoption methods. The Company plans to adopt the standard on January 1, 2018. The Company is still evaluating the impact that this standard will have on its consolidated financial statements.

In June 2016, the FASB issued Accounting Standards Update No. 2016-13, “Financial Instruments — Measurement of Credit Losses on Financial Instruments,” which requires measurement and recognition of expected credit losses for financial assets held. The new standard is effective for the Company beginning January 1, 2020 and the Company is currently evaluating the impact that ASU 2016-13 will have on its consolidated financial statements.

12 – Subsequent Event

On July 7, 2016, we entered into the Third Amended and Restated Credit Agreement (“Floor Plan Credit Agreement”) with BMO Harris Bank N.A. The amendment increased the aggregate loan commitment to $875.0 million. Borrowings under the Floor Plan Credit Agreement bear interest at an annual rate equal to the (A) the greater of (i) zero and (ii) three month LIBOR rate, determined on the last day of the prior month, plus (B) 1.51% and are payable monthly.  In addition, the Company is required to pay a monthly working capital fee equal to 0.16% per annum multiplied by the amount of voluntary prepayments of new and used inventory loans. Loans under the Floor Plan Credit Agreement for the purchase of used inventory are limited to $150.0 million. The Company may terminate the Floor Plan Credit Agreement at any time, although if it does so it must pay a prepayment processing fee equal to (i) 2.0% of the aggregate revolving loan commitments if such termination occurs on or before January 1, 2018; (ii) 1.0% of the aggregate revolving loan commitments if such termination occurs after January 1, 2018 and on or prior to July 1, 2018; and (iii) $500,000 if such termination occurs after July 1, 2018 and prior to June 30, 2019, subject to specified limited exceptions. On June 30, 2016, the Company had approximately $658.0 million outstanding under its Second Amended and Restated Credit Agreement with BMO Harris Bank N.A.

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

General

Rush Enterprises, Inc. was incorporated in Texas in 1965 and consists of one reportable segment, the Truck Segment, and conducts business through our subsidiaries. Our principal offices are located at 555 IH 35 South, Suite 500, New Braunfels, Texas 78130.

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

Results of Operations

The following discussion and analysis includes the Company’s historical results of operations for the three months and six months ended June 30, 2016 and 2015.

The following table sets forth certain financial data as a percentage of total revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue
New and used truck sales	62.0%	69.0%	62.2%	68.1%
Parts and service	32.0	26.6	32.0	27.4
Lease and rental	5.1	3.7	4.9	3.8
Finance and insurance	0.5	0.4	0.5	0.4
Other	0.4	0.3	0.4	0.3
Total revenues	100.0	100.0	100.0	100.0
Cost of products sold	82.4	84.4	82.7	84.1
Gross profit	17.6	15.6	17.3	15.9
Selling, general and administrative	14.2	12.1	14.7	12.5
Depreciation and amortization	1.2	0.8	1.2	0.8
Gain on sale of assets	0.0	0.0	0.0	0.0
Operating income	2.2	2.7	1.4	2.6
Interest expense, net	0.4	0.3	0.4	0.3
Income before income taxes	1.8	2.4	1.0	2.3
Provision for income taxes	0.7	0.9	0.4	0.9
Net income	1.1%	1.5%	0.6%	1.4%

The following table sets forth for the periods indicated the percent of gross profit by revenue source:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Gross Profit:
New and used commercial vehicle sales	25.2%	29.7%	24.8%	29.3%
Parts and service sales	66.0	63.1	66.8	63.1
Lease and rental	3.9	2.5	3.4	3.0
Finance and insurance	2.7	2.7	2.6	2.6
Other	2.2	2.0	2.4	2.0
Total gross profit	100.0%	100.0%	100.0%	100.0%

The following table sets forth the unit sales and revenue for new heavy-duty, new medium-duty, new light-duty and used commercial vehicles and the absorption ratio (revenue in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	% Change	2016	2015	% Change
Vehicle unit sales:
New heavy-duty vehicles	2,592	4,702	-44.9%	5,271	8,776	-39.9%
New medium-duty vehicles	2,792	2,902	-3.8%	6,063	5,588	8.5%
New light-duty vehicles	386	457	-15.5%	773	835	-7.4%
Total new vehicle unit sales	5,770	8,061	-28.4%	12,107	15,199	-20.3%
Used vehicles	1,750	2,009	-12.9%	3,485	3,871	-10.0%
Vehicle revenue:
New heavy-duty vehicles	$346.6	$602.0	-42.4%	$697.1	$1,114.9	-37.5%
New medium-duty vehicles	198.4	202.2	-1.9%	422.3	390.9	8.0%
New light-duty vehicles	14.4	16.6	-13.3%	28.7	29.5	-2.7%
Total new vehicle revenue	$559.4	$820.8	-31.8%	$1,148.1	$1,535.3	-25.2%
Used vehicle revenue	$70.9	$90.5	-21.7%	$146.1	$171.0	-14.6%
Other vehicle revenue:(1)	$6.6	$6.6	0.0%	$11.2	$11.8	-5.1%
Absorption ratio:	110.3%	118.9%	-7.2%	108.3%	117.1%	-7.5%

(1) Includes sales of truck bodies, trailers and other new equipment.

Key Performance Indicator

Absorption Ratio

Management uses several performance metrics to evaluate the performance of our commercial vehicle dealerships and considers Rush Truck Centers’ “absorption ratio” to be of critical importance. Absorption ratio is calculated by dividing the gross profit from the parts, service and body shop (collectively, “Aftermarket Services”) departments by the overhead expenses of all of a dealership’s departments, except for the selling expenses of the new and used commercial vehicle departments and carrying costs of new and used commercial vehicle inventory. When 100% absorption is achieved, all of the gross profit from the sale of a commercial vehicle, after sales commissions and inventory carrying costs, directly impacts operating profit. In 1999, our commercial vehicle dealerships’ absorption ratio was approximately 80%. Since 1999, we have made a concerted effort to increase our absorption ratio. Our commercial vehicle dealerships achieved a 110.3% absorption ratio for the second quarter of 2016 and a 118.9% absorption ratio for the second quarter of 2015.

Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015

Our new and used Class 8 truck sales and aftermarket revenues in the second quarter of 2016 were impacted by the continued softness in the energy sector, a changing freight environment, excess Class 8 fleet vehicle capacity, and declining used truck values. Our new Class 8 truck sales in the second quarter of 2016 were severely impacted by reduced demand from several of our large fleet customers and the sluggish U.S. Class 8 truck market. Our Class 4 through 7 commercial vehicle sales remained solid during the second quarter, although down slightly, compared to the second quarter of 2015, due to the timing of deliveries to several large fleets earlier this year.

Our decline in aftermarket revenues during the second quarter resulted primarily from the negative impact of continued softness in the energy sector on our operations in the central United States. Additionally, our truck center consolidations in the first six months of 2016, along with the overall decline in our new and used Class 8 truck sales, further impacted aftermarket revenues this quarter.

Due to reduced order intake, excess capacity and depressed used Class 8 truck values, we expect new and used Class 8 truck sales to remain at current levels through the end of 2016. We expect our Class 4 through 7 commercial vehicle sales will remain flat with our second quarter performance through year end.

Revenues

Revenues decreased $303.8 million, or 22.8%, in the second quarter of 2016 compared to the second quarter of 2015.

Our Aftermarket Services revenues decreased $24.6 million, or 7.0%, in the second quarter of 2016 compared to the second quarter of 2015. This decrease was primarily the result of continued softness in the energy sector. We expect our Aftermarket Services revenues to remain relatively flat during 2016 compared to 2015.

Revenues from sales of new and used commercial vehicles decreased $281.0 million, or 30.6%, in the second quarter of 2016 compared to the second quarter of 2015. Our Class 8 new truck sales in the second quarter were severely impacted by reduced demand from several of our large fleet customers and from a significantly weaker Class 8 truck market.

We sold 2,592 heavy-duty trucks in the second quarter of 2016, a 44.4% decrease compared to 4,702 heavy-duty trucks in the second quarter of 2015, primarily as a result of the factors described above. According to A.C.T. Research Co., LLC (“A.C.T. Research”), a truck industry data and forecasting service provider, the U.S. Class 8 truck market decreased 23% in the second quarter of 2016 compared to the second quarter of 2015. A.C.T. Research currently predicts U.S. retail sales of Class 8 trucks of approximately 201,500 units in 2016, 170,000 units in 2017, and 200,000 units in 2018, compared to approximately 253,000 units in 2015. Our share of the U.S. Class 8 truck sales market was approximately 6.7% in 2015. We expect our U.S. Class 8 truck sales market share to range between 5.0% and 6.0% in 2016. This market share percentage would result in the sale of approximately 10,000 to 12,000 of Class 8 trucks in 2016 based on A.C.T. Research’s current U.S. retail sales estimate of 201,500 units.

We sold 2,792 Class 4 through 7 commercial vehicles, including 235 buses, in the second quarter of 2016, a 3.8% decrease compared to 2,902 Class 4 through 7 commercial vehicles, including 183 buses, in the second quarter of 2015. A.C.T. Research estimates that unit sales of Class 4 through 7 commercial vehicles in the U.S. increased approximately 7% in the second quarter of 2016, compared to the second quarter of 2015. A.C.T. Research currently predicts U.S. retail sales of Class 4 through 7 medium-duty commercial vehicles of approximately 230,200 units in 2016, 231,100 units in 2017, and 233,350 in 2018. In 2015, we achieved a 5.2% share of the Class 4 through 7 market in the U.S. We expect our market share to range between 5.0% and 5.5% of the U.S. Class 4 through 7 commercial vehicle sales in 2016. This market share percentage would result in the sale of approximately 11,500 to 12,700 of Class 4 through 7 commercial vehicles in 2016 based on A.C.T. Research’s current U.S. retail sales estimates of 230,200 units.

We sold 386 light-duty vehicles in the second quarter of 2016, a 15.5% decrease compared to 457 light-duty vehicles in the second quarter of 2015. We expect to sell approximately 1,500 light-duty vehicles in 2016.

We sold 1,750 used commercial vehicles in the second quarter of 2016, a 12.9% decrease compared to 2,009 used commercial vehicles in the second quarter of 2015. This decrease was primarily the result of an oversupply of used Class 8 trucks for sale across the U.S. We expect to sell approximately 7,000 used commercial vehicles in 2016. The volume of used commercial vehicle sales will be largely dependent upon our ability to acquire quality used commercial vehicles and maintain an adequate used commercial vehicle inventory throughout 2016.

Truck lease and rental revenues increased $2.9 million, or 5.8%, in the second quarter of 2016 compared to the second quarter of 2015. The increase in lease and rental revenues was primarily due to the number of units in service in the lease and rental fleet in 2016, compared to 2015. We expect lease and rental revenues to increase 6% to 8% during 2016, compared to 2015.

Finance and insurance revenues decreased $0.8 million, or 14.8%, in the second quarter of 2016 compared to the second quarter of 2015. This decrease was primarily the result of the decrease in new truck sales. We expect finance and insurance revenues to fluctuate proportionately with our new and used commercial vehicle sales in 2016. Finance and insurance revenues have limited direct costs and, therefore, contribute a disproportionate share of our operating profits.

Gross Profit

Gross profit decreased $27.2 million, or 13.1%, in the second quarter of 2016, compared to the second quarter of 2015. This decrease was primarily the result of decreased sales of new Class 8 trucks and used commercial vehicles. Gross profit as a percentage of sales increased to 17.6% in the second quarter of 2016, from 15.6% in the second quarter of 2015. This increase in gross profit as a percentage of sales is a result of a change in our product sales mix. Commercial vehicle sales, a lower margin revenue item, decreased as a percentage of total revenues to 62.0% in the second quarter of 2016, from 69.0% in the second quarter of 2015. Aftermarket Services revenues, a higher margin revenue item, increased as a percentage of total revenues to 32.0% in the second quarter of 2016, from 26.6% in the second quarter of 2015.

Gross margins from our Aftermarket Services operations decreased to 36.3% in the second quarter of 2016, from 37.1% in the second quarter of 2015. Gross profit from our Aftermarket Services operations decreased to $119.1 million in the second quarter of 2016, from $131.0 million in the second quarter of 2015. Historically, gross margins on parts sales range from 27% to 28% and gross margins on service and body shop operations range from 67% to 68%. Gross profits from parts sales represented 56% of total gross profit for Aftermarket Services operations in the second quarter of 2016 and the second quarter of 2015. Service and body shop operations represented 44% of total gross profit for Aftermarket Services operations in the second quarter of 2016 and the second quarter of 2015. We expect blended gross margins on Aftermarket Services operations to range from 36.0% to 37.0% in 2016.

Gross margins on Class 8 truck sales increased to 7.3% in the second quarter of 2016, from 6.6% in the second quarter of 2015. This increase is attributable to the sales mix in the second quarter of 2016, which consisted of fewer sales to large fleet customers. In 2016, we expect overall gross margins from Class 8 truck sales of approximately 6.5% to 7.0%.

Gross margins on medium-duty commercial vehicle sales increased to 6.0% in the second quarter of 2016, from 5.7% in the second quarter of 2015. For 2016, we expect overall gross margins from medium-duty commercial vehicle sales of approximately 5.5% to 6.0%, but this will largely depend upon the mix of purchasers and types of vehicles sold.

Gross margins on used commercial vehicle sales decreased to 9.2% in the second quarter of 2016, from 10.6% in the second quarter of 2015. This decrease is primarily related to the oversupply of used Class 8 trucks for sale across the U.S. We expect margins on used commercial vehicles to range between 8.0% and 10.0% during 2016, depending on general economic conditions and our ability to acquire quality used vehicles.

Gross margins from truck lease and rental sales increased to 13.5% in the second quarter of 2016, from 10.4% in the second quarter of 2015. We expect gross margins from lease and rental sales of approximately 12.0% to 14.0% during 2016. Our policy is to depreciate our lease and rental fleet using a straight line method over each customer’s contractual lease term. The lease unit is depreciated to a residual value that attempts to approximate fair value at the expiration of the lease term. This policy results in the Company realizing reasonable gross margins while the unit is in service and a corresponding gain or loss on sale when the unit is sold at the end of the lease term.

Finance and insurance revenues and other income, as described above, have limited direct costs and, therefore, contribute a disproportionate share of gross profit.

Selling, General and Administrative Expenses

Selling, General and Administrative (“SG&A”) expenses decreased $15.2 million, or 9.4%, in the second quarter of 2016, compared to the second quarter of 2015. SG&A expenses as a percentage of total revenue increased to 14.2% in the second quarter of 2016, from 12.1% in the second quarter of 2015. SG&A expenses as a percentage of total revenues have recently ranged from 12.1% to 14.7%. In general, when new and used commercial vehicle revenues decrease as a percentage of total revenues, SG&A expenses as a percentage of total revenues will be at, or exceed, the higher end of this range. For 2016, we expect SG&A expenses as a percentage of total revenues to range from 13.5% to 14.5% and the selling portion of SG&A expenses to be approximately 25.0% to 30.0% of new and used commercial vehicle gross profit.

Depreciation and Amortization Expense

Depreciation and amortization expense increased $2.0 million, or 18.4%, in the second quarter of 2016, compared to the second quarter of 2015. This increase was primarily due to the construction of new dealerships and dealership expansions.

Interest Expense, Net

Net interest expense increased $0.2 million, or 4.5%, in the second quarter of 2016 compared to the second quarter of 2015. Net interest expense in 2016 will depend on inventory levels and the amount of cash available to make prepayments on our floor plan arrangements.

Income before Income Taxes

As a result of the factors described above, income before income taxes decreased $14.2 million, or 44.3% in the second quarter of 2016, compared to the second quarter of 2015.

Income Taxes

Income taxes decreased $5.4 million, or 43.5%, in the second quarter of 2016, compared to the second quarter of 2015. We provided for taxes at a 39.25% effective rate in the second quarter of 2016 and 38.75% in the second quarter of 2015. We expect our effective tax rate to be approximately 39.25% of pretax income in 2016.

Six Months Ended June 30, 2016, Compared to Six Months Ended June 30, 2015

Unless otherwise stated below, our variance explanations and future expectations with regard to the items discussed in this section are set forth in the discussion of the “Three Months Ended June 30, 2016, Compared to Three Months Ended June 30, 2015.”

Revenues decreased $426.5 million, or 16.9%, in the first six months of 2016, compared to the first six months of 2015. Sales of new and used commercial vehicles decreased $412.7 million, or 24.0%, in the first six months of 2016, compared to the first six months of 2015.

Aftermarket Services revenues decreased $19.7 million, or 2.9%, in the first six months of 2016, compared to the first six months of 2015.

We sold 5,271 heavy-duty trucks in the first six months of 2016, a 39.9% decrease compared to 8,776 heavy-duty trucks in the first six months of 2015. Our new Class 8 truck sales in the first six months of 2016 were impacted by lost sales and delayed deliveries to several of our large fleet customers. According to A.C.T. Research, retail sales in the U.S. Class 8 truck market decreased 15.3% in the first six months of 2016, compared to the first six months of 2015.

We sold 6,063 medium-duty commercial vehicles, including 433 buses, in the first six months of 2016. This represented an 8.5% increase compared to 5,588 medium-duty commercial vehicles, including 452 buses, in the first six months of 2015. A.C.T. Research estimates that unit sales of Class 4 through 7 commercial vehicles in the U.S increased approximately 13.5% in the first six months of 2016, compared to the first six months of 2015.

We sold 3,485 used commercial vehicles in the first six months of 2016, a 10.0% decrease compared to 3,871 used commercial vehicles in the first six months of 2015.

Truck lease and rental revenues increased $6.0 million, or 6.1%, in the first six months of 2016, compared to the first six months of 2015.

Finance and insurance revenues decreased $0.9 million, or 9.4%, in the first six months of 2016, compared to the first six months of 2015.

Gross Profit

Gross profit decreased $37.5 million, or 9.3%, in the first six months of 2016, compared to the first six months of 2015. Gross profit as a percentage of sales increased to 17.3% in the first six months of 2016, from 15.9% in the first six months of 2015.

Gross margins from Aftermarket Services operations decreased to 36.2% in the first six months of 2016, from 36.7% in the first six months of 2015. Gross profit for Aftermarket Services was $242.8 million in the first six months of 2016, compared to $253.4 million in the first six months of 2015. Gross profits from parts sales represented 56% of total gross profit for Aftermarket Services operations in the first six months of 2016 and the first six months of 2015. Service and body shop operations represented 44% of total gross profit for Aftermarket Services operations in the first six months of 2016 and the first six months of 2015.

Gross margins on Class 8 truck sales increased to 7.0% in the first six months of 2016, from 6.7% in the first six months of 2015.

Gross margins on medium-duty commercial vehicle sales increased to 5.8% in the first six months of 2016, from 5.4% in the first six months of 2015.

Gross margins on used commercial vehicle sales decreased to 9.6% in the first six months of 2016, from 11.8% in the first six months of 2015.

Gross margins from truck lease and rental sales decreased to 11.9% in the first six months of 2016, from approximately 12.3% in the first six months of 2015.

Finance and insurance revenues and other income, as described above, has limited direct costs and, therefore, contributes a disproportionate share of gross profit.

Selling, General and Administrative Expenses

SG&A expenses decreased $5.4 million, or 1.7%, in the first six months of 2016, compared to the first six months of 2015. SG&A expenses as a percentage of sales was 14.7% in the first six months of 2016, and 12.4% in the first six months of 2015.

Depreciation and Amortization Expense

Depreciation and amortization expense increased $4.6 million, or 22.3%, in the first six months of 2016 compared to 2015.

Interest Expense, Net

Net interest expense increased $1.5 million, or 22.4%, in the first six months of 2016, compared to the first six months of 2015.

Income before Income Taxes

Income before income taxes decreased $37.6 million, or 63.4%, in the first six months of 2016, compared to the first six months of 2015.

Provision for Income Taxes

Income taxes decreased $14.5 million, or 62.9%, in the first six months of 2016, compared to the first six months of 2015. We provided for taxes at a 39.25% rate in the first six months of 2016 and 38.75% in the first six months of 2015.

Liquidity and Capital Resources

Our short-term cash requirements are primarily for working capital, inventory financing, the renovation and expansion of existing facilities and the construction or purchase of new facilities. Historically, these cash requirements have been met through the retention of profits, borrowings under our floor plan arrangements and bank financings. As of June 30, 2016, we had working capital of approximately $97.9 million, including $92.7 million in cash available to fund our operations. We believe that these funds are sufficient to meet our operating requirements for at least the next twelve months. From time to time, we utilize our excess cash on hand to pay down our outstanding borrowings under our Floor Plan Credit Agreement, and the resulting interest earned is recognized as an offset to our gross interest expense under the credit agreement.

We have a secured line of credit that provides for a maximum borrowing of $17.5 million. There were no advances outstanding under this secured line of credit at June 30, 2016, however, $13.2 million was pledged to secure various letters of credit related to self-insurance products, leaving $4.3 million available for future borrowings as of June 30, 2016.

Our long-term real estate debt and floor plan financing agreements require us to satisfy various financial ratios such as the debt-to-worth ratio, leverage ratio and the fixed charge coverage ratio and certain requirements for tangible net worth and GAAP net worth. As of June 30, 2016, we were in compliance with all debt covenants related to debt secured by real estate and lease and rental units and our floor plan credit agreements. We do not anticipate any breach of the covenants in the foreseeable future.

We expect to purchase or lease trucks worth approximately $150.0 million to $200.0 million for our leasing operations during 2016, depending on customer demand, all of which will be financed. We also expect to make capital expenditures for recurring items such as computers, shop tools and equipment and vehicles of approximately $20.0 million to $25.0 million during 2016.

We are currently under contract to purchase real estate in Colorado at an estimated cost of $6.8 million, which is expected to close in the third quarter of 2016.

On December 4, 2015, we announced that our Board of Directors authorized the repurchase, from time to time, of up to an aggregate of $40.0 million shares of Class A Common Stock and/or Class B Common Stock. This stock repurchase program replaced a prior $40 million repurchase program. Repurchases, if any, will be made at times and in amounts as we deem appropriate and may be made through open market transactions at prevailing market prices, privately negotiated transactions or by other means in accordance with federal securities laws. The actual timing, number and value of repurchases under the new stock repurchase program will be determined by management at its discretion and will depend on a number of factors, including market conditions, stock price and other factors, including those related to the ownership requirements of its dealership agreements with Peterbilt. The stock repurchase program expires on November 30, 2016, and may be suspended or discontinued at any time. As of June 30, 2016, the Company has purchased approximately $18.2 million of its Class A common stock and $2.1 million of its Class B common stock under this repurchase program.

We anticipate funding the capital expenditures for the improvement and expansion of existing facilities and recurring expenses through our operating cash flows. We have the ability to fund the construction or purchase of new facilities through our operating cash flows or by financing 70% to 80% of the appraised value of such facility.

We have no other material commitments for capital expenditures as of June 30, 2016. However, we will continue to purchase vehicles for our lease and rental division and authorize capital expenditures for improvement and expansion of our existing dealership facilities and construction or purchase of new facilities based on market opportunities.

Cash Flows

Cash and cash equivalents increased by $27.8 million during the six months ended June 30, 2016, and decreased by $118.5 million during the six months ended June 30, 2015. The major components of these changes are discussed below.

Cash Flows from Operating Activities

Cash flows from operating activities include net income adjusted for non-cash items and the effects of changes in working capital. During the first six months of 2016, operating activities resulted in net cash provided by operations of $223.0 million. Net cash provided by operating activities primarily consisted of $13.2 million in net income, as well as non-cash adjustments related to depreciation and amortization of $78.5 million, impairment of assets of $8.2 million, and stock-based compensation, including tax benefit, of $7.8 million. Cash provided by operating activities included an aggregate of $115.1 million net change in operating assets and liabilities. Included in the net change in operating assets and liabilities were cash inflows of $27.6 million from the decrease in accounts receivable, $58.0 million from decreases in inventory, $21.8 million from the decrease in other assets, net and $11.0 million from the net increase in floor plan, trade which were offset by cash outflows of $2.2 million from decreases in accounts payable and accrued liabilities, and $1.2 million from a decrease in customer deposits. The majority of commercial vehicle inventory is financed through our floor plan credit agreements.

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

In June 2012, we entered into a wholesale financing agreement with Ford Motor Credit Company that provides for the financing of, and is collateralized by, our Ford new vehicle inventory. This wholesale financing agreement bears interest at a rate of Prime plus 150 basis points minus certain incentives and rebates; however, the prime rate is defined to be a minimum of 3.75%. As of June 30, 2016, the interest rate on the wholesale financing agreement was 5.25% before considering the applicable incentives. As of June 30, 2016, we had an outstanding balance of $73.4 million under the Ford Motor Credit Company wholesale financing agreement.

Cash Flows from Investing Activities

During the first six months of 2016, cash used in investing activities was $115.7 million. Cash flows used in investing activities consist primarily of cash used for capital expenditures. Capital expenditures of $115.3 million during the first six months of 2016 consisted primarily of purchases of property and equipment and improvements to our existing dealership facilities. Property and equipment purchases during the first six months of 2016 included $71.9 million for additional units for the rental and leasing operations, which were directly offset by borrowings of long-term debt. We expect to purchase or lease trucks worth approximately $150.0 million to $200.0 million for our leasing operations in 2016, depending on customer demand, all of which will be financed. During 2016, we expect to make capital expenditures for recurring items such as computers, shop equipment and vehicles of $20.0 million to $25.0 million.

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

Cash Flows from Financing Activities

Cash flows from financing activities include borrowings and repayments of long-term debt and net proceeds of floor plan notes payable, non-trade. During the first six months of 2016, we used $79.4 million in net cash from financing activities, primarily related to $35.7 million from net payments on floor plan notes payable, non-trade, $93.4 million used for principal repayments of long-term debt and capital lease obligations and $20.3 million used to purchase 934,171 shares of Rush Class A Common Stock and 111,967 shares of Rush Class B common stock during the first six months of 2016. These cash outflows were partially offset by borrowings of $68.5 million of long-term debt, and $2.4 million from the issuance of shares related to equity compensation plans. The borrowings of long-term debt were primarily related to purchasing units for the rental and leasing operations.

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

Most of our commercial vehicle purchases are made on terms requiring payment to the manufacturer within 15 days or less from the date the commercial vehicles are invoiced from the factory. On July 7, 2016, we entered into the Third Amended and Restated Credit Agreement with BMO Harris Bank N.A. (“the Floor Plan Credit Agreement”). The amendment increased the aggregate loan commitment to $875.0 million. Borrowings under the Floor Plan Credit Agreement bear interest at an annual rate equal to the (A) the greater of (i) zero and (ii) three month LIBOR rate, determined on the last day of the prior month, plus (B) 1.51% and are payable monthly.  In addition, we are required to pay a monthly working capital fee equal to 0.16% per annum multiplied by the amount of voluntary prepayments of new and used inventory loans. Loans under the Floor Plan Credit Agreement for the purchase of used inventory are limited to $150.0 million. We may terminate the Floor Plan Credit Agreement at any time, although if we do so we must pay a prepayment processing fee equal to (i) 2.0% of the aggregate revolving loan commitments if such termination occurs on or before January 1, 2018; (ii) 1.0% of the aggregate revolving loan commitments if such termination occurs after January 1, 2018 and on or prior to July 1, 2018; and (iii) $500,000 if such termination occurs after July 1, 2018 and prior to June 30, 2019, subject to specified limited exceptions. On June 30, 2016, we had approximately $658.0 million outstanding under the Second Amended and Restated Credit Agreement with BMO Harris Bank N.A. The average daily outstanding borrowings under the Second Amended and Restated Credit Agreement were $646.0 million during the three months ended June 30, 2016. Periodically, we utilize our excess cash on hand to pay down our outstanding borrowings under the Floor Plan Credit Agreement, and the resulting interest earned is recognized as an offset to our gross interest expense under the Floor Plan Credit Agreement.

Navistar Financial Corporation and Peterbilt offer trade terms that provide an interest-free inventory stocking period for certain new commercial vehicles.  If the commercial vehicle is not sold within the interest-free period, we then finance the commercial vehicle under the Floor Plan Credit Agreement.

Backlog

On June 30, 2016, our backlog of commercial vehicle orders was approximately $878.7 million, as compared to a backlog of commercial vehicle orders of approximately $1,054.9 million on June 30, 2015. Our backlog is determined quarterly by multiplying the number of new commercial vehicles for each particular type of commercial vehicle ordered by a customer at our Rush Truck Centers by the recent average selling price for that type of commercial vehicle. We include only confirmed orders in our backlog. However, such orders are subject to cancellation. In the event of order cancellation, we have no contractual right to the total revenues reflected in our backlog. The delivery time for a custom-ordered commercial vehicle varies depending on the truck specifications and demand for the particular model ordered. We sell the majority of our new heavy-duty commercial vehicles by customer special order and we sell the majority of our medium- and light-duty commercial vehicles out of inventory. Orders from a number of our major fleet customers are included in our backlog as of June 30, 2016 and we expect to fill the majority of our backlog orders during 2016.

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

We are exposed to some market risk through interest rates related to our floor plan financing agreements, variable rate real estate debt and discount rates related to finance sales. The majority of floor plan debt and variable rate real estate debt is based on LIBOR. As of June 30, 2016, we had floor plan borrowings and variable interest rate real estate debt of approximately $947.6 million. Assuming an increase or decrease in LIBOR of 100 basis points, annual interest expense could correspondingly increase or decrease by approximately $9.5 million.

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

We are also exposed to some market risk through interest rates related to the investment of our current cash and cash equivalents, which totaled $92.7 million on June 30, 2016. These funds are generally invested in variable interest rate instruments in accordance with our investment policy. As such instruments mature and the funds are reinvested, we are exposed to changes in market interest rates. This risk is mitigated by management’s ongoing evaluation of the best investment rates available for current and noncurrent high quality investments. If market interest rates were to increase or decrease immediately and uniformly by 100 basis points, our annual interest income could correspondingly increase or decrease by approximately $0.9 million.

In the past, we invested in interest-bearing short-term investments consisting of investment-grade auction rate securities classified as available-for-sale. Auctions for investment grade securities held by us have failed. The auction rate securities continue to pay interest in accordance with the terms of the underlying security; however, liquidity will be limited until there is a successful auction or until such time as other markets for these investments develop. As of June 30, 2016, we hold auction rate securities, with underlying tax-exempt municipal bonds that mature in 2030, that have a fair value of $6.4 million. Given the current market conditions in the auction rate securities market, if we determine that the fair value of these securities temporarily decreases by an additional 10%, our equity could correspondingly decrease by approximately $640,000. If it is determined that the fair value of these securities is other-than-temporarily impaired by 10%, we could record a loss on our Consolidated Statements of Income of approximately $640,000. For further discussion of the risks related to our auction rate securities, see Note 6 – Financial Instruments and Fair Value of the Notes to Consolidated Financial Statements.

ITEM 4. Controls and Procedures.

The Company, under the supervision and with the participation of management, including the Company’s principal executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the principal executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2016 to ensure that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) is accumulated and communicated to Company management, including the principal executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting that occurred during the three months ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Company did not make any unregistered sales of equity securities during the second quarter of 2016.

A summary of the Company’s stock repurchase activity for the second quarter of 2016 is as follows:

Period	Total Number of Shares Purchased (1)(2)(3)	Average Price Paid Per Share (1)		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (3)
April 1 – April 30, 2016	206,219	$18.91	(4)	206,219	$36,093,846
May 1 – May 31, 2016	733,683	19.57	(5)	939,902	21,712,940
June 1 – June 30, 2016	106,236	20.61	(6)	1,046,138	19,519,786
Total	1,046,138			1,046,138	19,519,786

 ______________

(1)	The calculation of the average price paid per share does not give effect to any fees, commissions or other costs associated with the repurchase of such shares.
(2)	The shares represent Class A Common Stock and Class B Common Stock repurchased by the Company.
(3)

The Company repurchased shares under a stock repurchase program announced on December 4, 2015, which authorized the repurchase of up to $40.0 million of its shares of Class A Common Stock and/or Class B Common Stock. The stock repurchase program expires on November 30, 2016, and may be suspended or discontinued at any time.

(4)	Represents 197,502 shares of Class A Common Stock at an average price paid per share of $18.93 and 8,717 shares of Class B Common Stock at an average price paid per share of $18.44.
(5)	Represents 701,691 shares of Class A Common Stock at an average price paid per share of $19.57 and 31,992 shares of Class B Common Stock at an average price paid per share of $19.49.
(6)	Represents 34,978 shares of Class A Common Stock at an average price paid per share of $20.41 and 71,258 shares of Class B Common Stock at an average price paid per share of $20.71.

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
10.1

Third Amended and Restated Credit Agreement, dated as of July 7, 2016 by and among the Company, the Lenders signatory thereto and BMO Harris Bank N.A., as Administrative Agent and Collateral Agent (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 000-20797) filed July 8, 2016)

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

RUSH ENTERPRISES, INC.

Date: August 9, 2016	By:	/S/ W.M. “RUSTY” RUSH
W.M. “Rusty” Rush
President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Date: August 9, 2016	By:	/S/ STEVEN L. KELLER
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
10.1

Third Amended and Restated Credit Agreement, dated as of July 7, 2016 by and among the Company, the Lenders signatory thereto and BMO Harris Bank N.A., as Administrative Agent and Collateral Agent (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 000-20797) filed July 8, 2016)

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