Form 10-Q
period 2016-09-30
RUSH ENTERPRISES INC \TX\
filed 2016-11-08
CIK 1012019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

(X)     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ]                   No [X]

Indicated below is the number of shares outstanding of each of the issuer’s classes of common stock, as of November 3, 2016.

Title of Class	Number of Shares Outstanding
Class A Common Stock, $.01 Par Value	29,877,905
Class B Common Stock, $.01 Par Value	9,491,137

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2016 AND DECEMBER 31, 2015

(In Thousands, Except Shares)

	September 30,	December 31,
	2016	2015
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$91,698	$64,847
Accounts receivable, net	147,516	156,977
Note receivable affiliate	11,512	10,611
Inventories, net	911,669	1,061,198
Prepaid expenses and other	8,790	32,953
Assets held for sale	15,676	–
Total current assets	1,186,861	1,326,586
Investments	6,231	6,650
Property and equipment, net	1,152,320	1,172,824
Goodwill, net	290,191	285,041
Other assets, net	59,892	60,907
Total assets	$2,695,495	$2,852,008

Liabilities and shareholders’ equity
Current liabilities:
Floor plan notes payable	$711,906	$854,758
Current maturities of long-term debt	132,671	151,024
Current maturities of capital lease obligations	14,409	14,691
Liabilities directly associated with assets held for sale	1,163	–
Trade accounts payable	109,957	120,255
Customer deposits	15,878	22,438
Accrued expenses	90,462	83,871
Total current liabilities	1,076,446	1,247,037
Long-term debt, net of current maturities	494,550	496,731
Capital lease obligations, net of current maturities	71,979	69,074
Other long-term liabilities	6,996	5,282
Deferred income taxes, net	192,354	188,987
Shareholders’ equity:
Preferred stock, par value $.01 per share; 1,000,000 shares authorized; 0 shares outstanding in 2016 and 2015	–	–
Common stock, par value $.01 per share; 60,000,000 class A shares and 20,000,000 class B shares authorized; 29,780,999 class A shares and 9,621,714 class B shares outstanding in 2016; and 30,303,818 class A shares and 10,093,305 class B shares outstanding in 2015	436	430
Additional paid-in capital	301,732	288,294
Treasury stock, at cost: 934,171 class A shares and 3,274,224 class B shares in 2016; and 2,616,657 class B shares in 2015	(76,650)	(43,368)
Retained earnings	627,938	599,846
Accumulated other comprehensive loss, net of tax	(286)	(305)
Total shareholders’ equity	853,170	844,897
Total liabilities and shareholders’ equity	$2,695,495	$2,852,008

The accompanying notes are an integral part of these consolidated financial statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(In Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Revenues:
New and used commercial vehicle sales	$698,838	$872,106	$2,004,236	$2,590,178
Parts and service sales	336,459	360,711	1,007,063	1,051,001
Lease and rental	52,452	50,545	155,491	147,634
Finance and insurance	4,870	6,164	14,206	16,373
Other	3,422	4,550	12,347	12,728
Total revenue	1,096,041	1,294,076	3,193,343	3,817,914
Cost of products sold:
New and used commercial vehicle sales	653,992	813,178	1,868,983	2,413,712
Parts and service sales	214,916	227,775	642,678	664,697
Lease and rental	45,817	45,115	136,618	130,242
Total cost of products sold	914,725	1,086,068	2,648,279	3,208,651
Gross profit	181,316	208,008	545,064	609,263
Selling, general and administrative expense	142,280	160,776	450,812	474,712
Depreciation and amortization expense	13,014	11,228	38,482	32,051
Gain (loss) on sale of assets	1,566	26	1,571	(581)
Operating income	27,588	36,030	57,341	101,919
Interest expense, net	3,285	3,568	11,287	10,107
Income before taxes	24,303	32,462	46,054	91,812
Provision for income taxes	9,423	12,579	17,962	35,572
Net income	$14,880	$19,883	$28,092	56,240

Earnings per common share:
Basic	$.38	$.49	$.70	$1.40
Diluted	$.37	$.48	$.69	$1.37

Weighted average shares outstanding:
Basic	39,617	40,361	40,138	40,235
Diluted	40,274	41,136	40,698	41,065

Comprehensive income	$14,889	$19,883	$28,111	$56,395

The accompanying notes are an integral part of these consolidated financial statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2016	2015
Cash flows from operating activities:
Net income	$28,092	$56,240
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	118,149	106,506
Loss (gain) on sale of property and equipment	(1,571)	581
Loss on impairment of assets	8,247	–
Stock-based compensation expense related to stock options and employee stock purchases	9,426	9,889
Deferred income tax expense (benefit)	3,355	(4,097)
Excess tax expense from stock-based compensation	808	345
Change in accounts receivable, net	8,560	(39,054)
Change in inventories, net	199,228	(47,482)
Change in prepaid expenses and other, net	24,163	19,964
Change in trade accounts payable	(10,298)	27,187
Payments on floor plan notes payable – trade, net	(623)	(13,690)
Change in customer deposits	(6,560)	(23,336)
Change in accrued expenses	5,783	6,413
Net cash provided by operating activities	386,759	99,466
Cash flows from investing activities:
Acquisition of property and equipment	(159,546)	(250,211)
Proceeds from the sale of property and equipment	9,427	2,950
Business acquisitions	(681)	(65,116)
Proceeds from the sale of available for sale securities	450	275
Change in other assets	(4,520)	(3,302)
Net cash used in investing activities	(154,870)	(315,404)
Cash flows from financing activities:
(Payments) draws on floor plan notes payable – non-trade, net	(142,229)	95,055
Proceeds from long-term debt	103,248	115,169
Principal payments on long-term debt	(122,619)	(111,821)
Principal payments on capital lease obligations	(14,174)	(10,567)
Proceeds from issuance of shares relating to employee stock options and employee stock purchases	4,826	3,366
Excess tax benefit (expense) from stock-based compensation	(808)	(345)
Common stock repurchased	(33,282)	(1,464)
Net cash (used in) provided by financing activities	(205,038)	89,393
Net increase (decrease) in cash and cash equivalents	26,851	(126,545)
Cash and cash equivalents, beginning of period	64,847	191,463
Cash and cash equivalents, end of period	$91,698	$64,918
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$29,172	$26,261
Income taxes, net of refunds	$(12,993)	$12,131
Noncash investing activities:
Assets acquired under capital leases	$16,797	$31,317

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

2 –Other Assets

The total capitalized costs of the SAP enterprise software and SAP dealership management system of $33.8 million, including capitalized interest, are recorded on the Consolidated Balance Sheet in Other Assets, net of accumulated amortization of $16.0 million. The SAP software is being amortized over a period of 15 years. The Company completed the conversion of all of its Rush Truck Centers and leasing operations to the SAP enterprise software and SAP dealership management system in the third quarter of 2015.

Amortization expense relating to the SAP software, which is recognized in depreciation and amortization expense in the Consolidated Statement of Income, was $0.9 million for the three months ended September 30, 2016, $0.8 million for the three months ended September 30, 2015, and $2.5 million for both the nine months ended September 30, 2016 and the nine months ended September 30, 2015. The Company estimates that amortization expense relating to the SAP software will be approximately $3.4 million for each of the next five years.

The Company’s only significant identifiable intangible assets, other than goodwill, are rights under franchise agreements with manufacturers. The fair value of the franchise right is determined at the acquisition date by discounting the projected cash flows specific to each acquisition. The carrying value of the Company’s manufacturer franchise rights was $7.0 million at September 30, 2016, and $7.9 million at December 31, 2015, and is included in Other Assets on the accompanying consolidated balance sheets. The Company has determined that manufacturer franchise rights have an indefinite life as there are no economic or other factors that limit their useful lives and they are expected to generate cash flows indefinitely due to the historically long lives of the manufacturers’ brand names. Furthermore, to the extent that any agreements evidencing manufacturer franchise rights have expiration dates, the Company expects that it will be able to renew those agreements in the ordinary course of business. Accordingly, the Company does not amortize manufacturer franchise rights.

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

4 – Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share information):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Numerator:
Numerator for basic and diluted earnings per share – Net income available to common shareholders	$14,880	$19,883	$28,092	$56,240
Denominator:
Denominator for basic earnings per share – weighted average shares outstanding	39,617	40,361	40,138	40,235
Effect of dilutive securities–
Employee and director stock options and restricted share awards	657	775	560	830
Denominator for diluted earnings per share – adjusted weighted average shares outstanding and assumed conversions	40,274	41,136	40,698	41,065
Basic earnings per common share	$.38	$.49	$.70	$1.40
Diluted earnings per common share and common share equivalents	$.37	$.48	$.69	$1.37

Options to purchase shares of common stock that were outstanding for the three months and nine months ended September 30, 2016 and 2015 that were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Anti-dilutive options – weighted average	2,287	1,328	2,444	1,139

5 – Stock Options and Restricted Stock Awards

Valuation and Expense Information

The Company accounts for stock-based compensation in accordance with Accounting Standards Codification (“ASC”) 718-10, “Compensation – Stock Compensation,” which requires the measurement and recognition of compensation expense for all share-based payment awards made to our employees and directors, including employee stock options, restricted stock unit awards and employee stock purchases related to the Employee Stock Purchase Plan based on estimated fair values. Stock-based compensation expense, calculated using the Black-Scholes option-pricing model and included in selling, general and administrative expense, was $2.7 million for both the three months ended September 30, 2016 and September 30, 2015. Stock-based compensation expense, included in selling, general and administrative expense, for the nine months ended September 30, 2016, was $9.4 million and for the nine months ended September 30, 2015, was $9.9 million. As of September 30, 2016, there was $16.0 million of total unrecognized compensation expense related to non-vested, share-based compensation arrangements to be recognized over a weighted-average period of 2.3 years.

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

Financial instruments consist primarily of cash, accounts receivable, accounts payable and floor plan notes payable. The carrying values of the Company’s financial instruments approximate fair value due either to their short-term nature or existence of variable interest rates, which approximate market rates. Certain methods and assumptions were used by the Company in estimating the fair value of financial instruments at September 30, 2016, and December 31, 2015. The carrying value of current assets and current liabilities approximates the fair value due to the short maturity of these items.

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

As of September 30, 2016, the Company held auction rate securities with underlying tax-exempt municipal bonds that mature in 2030 and have a fair value of $6.2 million and a cost basis of $6.7 million. As of December 31, 2015, the Company held auction rate securities with underlying tax-exempt municipal bonds that mature in 2030 and have a fair value of $6.7 million and a cost basis of $7.2 million. The issuer redeemed $150,000 of the auction rate securities during the second quarter of 2014, $275,000 during the second quarter of 2015, $250,000 during the second quarter of 2016, and $200,000 during the third quarter of 2016. These bonds have credit wrap insurance and a credit rating of A by a major credit rating agency.

The Company valued the auction rate securities at September 30, 2016 using a discounted cash flow model based on the characteristics of the individual securities, which the Company believes yields the best estimate of fair value. The first step in the valuation included a credit analysis of the security which considered various factors including the credit quality of the issuer, the instrument’s position within the capital structure of the issuing authority, and the composition of the authority’s assets including the effect of insurance and/or government guarantees. Next, the future cash flows of the instruments were projected based on certain assumptions regarding the auction rate market significant to the valuation including the auction rate market will remain illiquid and auctions will continue to fail causing the interest rate to be the maximum applicable rate. This assumption resulted in discounted cash flow analysis being performed through 2019, the point at which the Company estimates the securities will be redeemed by the municipality. The projected cash flows were then discounted using the applicable yield curve plus a 225 basis point liquidity premium added to the applicable discount rate.

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

The table below presents disclosures about the auction rate securities measured at fair value on a recurring basis in the Company’s financial statements as follows (in thousands):

	At September 30, 2016					At December 31, 2015
	Level 1 Inputs		Level 2 Inputs		Level 3 Inputs	Level 1 Inputs		Level 2 Inputs		Level 3 Inputs
Investment in auction rate securities	$	−	$	−	$6,231	$	−	$	−	$6,650

	Cost Basis Amount	Gross Unrealized Loss In Accumulated OCI	Fair Value
September 30, 2016
Investment in auction rate securities	$6,700	$469	$6,231

December 31, 2015
Investment in auction rate securities	$7,150	$500	$6,650

 Interest Rate Swap Agreements

In January 2012, the Company entered into swap agreements to hedge against the potential impact of increases in interest rates on its floating-rate debt instruments. These swap contracts were designated as cash flow hedges that expired on July 1, 2015. The Company does not currently have any interest rate swap contracts.

Long-Lived Assets

During the first quarter of 2016, the Company instituted plans to consolidate its dealership network. The Company recorded an impairment charge related to the value of the real estate in the affected locations in the amount of $7.5 million for the nine months ended September 30, 2016. The Company also classified certain excess real estate as held for sale, which resulted in an additional impairment charge.

The fair value measurements for the Company’s long-lived assets are based on Level 3 inputs. Fair values were based on evaluations by a third-party real estate broker that utilized its knowledge and historical experience in real estate markets and transactions. During the quarter ended September 30, 2016, the Company sold two properties with a cost basis of $4.4 million. The Company is actively marketing the remaining real estate held for sale.

The following table presents long-lived assets measured and recorded at fair value on a nonrecurring basis (in thousands):

Description	Fair Value Measurements Using Significant Unobservable Inputs September 30, 2016	Loss during the Three Months Ended September 30, 2016		Loss during the Nine Months Ended September 30, 2016
Long-lived assets held for sale	$15,676	$	−	$(7,481)

For further discussion of assets held for sale, see Note 10 – Restructuring Costs of the Notes to Consolidated Financial Statements. For the nine months ended September 30, 2016, the loss was reported in selling, general and administrative expenses in the Consolidated Statements of Income and Comprehensive Income and was reported under the Truck Segment.

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

The following table contains summarized information about reportable segment revenue, segment income or loss from continuing operations and segment assets for the periods ended September 30, 2016, and 2015 (in thousands):

	Truck Segment	All Other	Totals

As of and for the three months ended September 30, 2016

Revenues from external customers	$1,092,005	$4,036	$1,096,041
Segment income (loss) before taxes	24,505	(202)	24,303
Segment assets	2,662,872	32,623	2,695,495

For the nine months ended September 30, 2016

Revenues from external customers	$3,181,842	$11,501	$3,193,343
Segment income (loss) before taxes	46,740	(686)	46,054

As of and for the three months ended September 30, 2015

Revenues from external customers	$1,289,929	$4,147	$1,294,076
Segment income (loss) before taxes	33,069	(607)	32,462
Segment assets	2,837,256	33,234	2,870,490

For the nine months ended September 30, 2015

Revenues from external customers	$3,806,276	$11,638	$3,817,914
Segment income (loss) before taxes	92,981	(1,169)	91,812

8 – Income Taxes

The Company had unrecognized income tax benefits totaling $2.3 million as a component of accrued liabilities at September 30, 2016 and December 31, 2015, the total of which, if recognized, would impact its effective tax rate. An unfavorable settlement may require a charge to income tax expense and a favorable resolution would be recognized as a reduction to income tax expense. The Company recognizes interest accrued related to unrecognized tax benefits in income tax expense. No amounts were accrued for penalties. The Company had approximately $110,100 accrued for the payment of interest at September 30, 2016 and December 31, 2015.

The Company does not anticipate a significant change in the amount of unrecognized tax benefits in the next 12 months. As of September 30, 2016, the tax years ended December 31, 2012 through 2015 remained subject to audit by federal tax authorities and the tax years ended December 31, 2011 through 2015, remained subject to audit by state tax authorities.

9 – Accumulated Other Comprehensive Income (Loss)

The following table shows the components of accumulated other comprehensive loss, net of tax, (in thousands):

	Three Months Ended September 30, 2016
	Cash Flow Swaps		Available for Sale Securities	Total
Balance at June 30, 2016	$	−	$(295)	$(295)
Change in fair value		−	14	14
Income tax deferred		−	(5)	(5)
Balance at September 30, 2016	$	−	$(286)	$(286)

	Three Months Ended September 30, 2015
	Cash Flow Swaps		Available for Sale Securities	Total
Balance at June 30, 2015	$	−	$(305)	$(305)
Change in fair value		−	−	−
Income tax deferred		−	−	−
Balance at September 30, 2015	$	−	$(305)	$(305)

	Nine Months Ended September 30, 2016
	Cash Flow Swaps		Available for Sale Securities	Total
Balance at December 31, 2015	$	−	$(305)	$(305)
Change in fair value		−	32	32
Income tax deferred		−	(13)	(13)
Balance at September 30, 2016	$	−	$(286)	$(286)

	Nine Months Ended September 30, 2015
	Cash Flow Swaps		Available for Sale Securities	Total
Balance at December 31, 2014		$(143)	$(317)	$(460)
Change in fair value		235	19	254
Income tax deferred		(92)	(7)	(99)
Balance at September 30, 2015	$	−	$(305)	$(305)

The following table shows the amount of loss reclassified from accumulated other comprehensive loss into earnings (in thousands):

	Three Months Ended				Nine Months Ended
	September 30, 2016		September 30, 2015		September 30, 2016		September 30, 2015
Losses on cash flow swaps to:
Interest expense	$	−	$	−	$	−	$(55)
Income tax benefit		−		−		−	21
Total reclassifications	$	−	$	−	$	−	$(34)

10 – Restructuring Costs

During the first quarter of 2016, the Company instituted plans to consolidate its dealership network. The Company incurred pre-tax expense of approximately $9.0 million related to costs associated with the restructuring activities, including asset impairment charges, in the nine months ended September 30, 2016.

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

In addition, the Company classified certain excess real estate as held for sale, which resulted in an impairment charge of $5.0 million that was reported in selling, general and administrative expenses in the Consolidated Statements of Income and Comprehensive Income for the nine months ended September 30, 2016.

During the quarter ended September 30, 2016, the Company sold two of the properties with a cost basis of $4.4 million. As of September 30, 2016, the remaining real estate associated with the restructuring activities and owned by the Company and the Company’s excess real estate is included in assets held for sale on the Consolidated Balance Sheets.

The restructuring costs and the assets held for sale are reported under the Truck Segment.

11 – New Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2016-09, “Compensation – Stock Compensation (Topic 718),” which changes the accounting for certain aspects of share-based payments to employees. The new guidance requires excess tax benefits and tax deficiencies to be recorded in the income statement when the awards vest or are settled. In addition, cash flows related to excess tax benefits will no longer be separately classified as a financing activity apart from other income tax cash flows. The standard also allows the Company to repurchase more of an employee’s shares for tax withholding purposes without triggering liability accounting, clarifies that all cash payments made on an employee’s behalf for withheld shares should be presented as a financing activity on its cash flows statement, and provides an accounting policy election to account for forfeitures as they occur. The new standard is effective for the Company beginning January 1, 2017, with early adoption permitted. The Company is currently evaluating the effect that adopting this standard will have on its financial statements and related disclosures.

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

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” which replaces existing revenue recognition rules with a comprehensive revenue measurement and recognition standard and expanded disclosure requirements. The new standard becomes effective for annual reporting periods beginning after December 15, 2017, following the July 2015 approval of a one-year deferral of the effective date by the FASB. The Company continues to evaluate the impact of the new standard, available adoption methods and the impact of each adoption method on its consolidated financial statements. The Company plans to adopt the standard on January 1, 2018.

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

Results of Operations

The following discussion and analysis includes our historical results of operations for the three months and nine months ended September 30, 2016 and 2015.

The following table sets forth for the periods indicated certain financial data as a percentage of total revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue
New and used commercial vehicle sales	63.8%	67.4%	62.8%	67.9%
Parts and service sales	30.7	27.9	31.5	27.5
Lease and rental	4.8	3.9	4.9	3.9
Finance and insurance	0.4	0.5	0.4	0.4
Other	0.3	0.3	0.4	0.3
Total revenue	100.0	100.0	100.0	100.0
Cost of products sold
New and used commercial vehicle sales	59.7	62.8	58.5	63.2
Parts and service sales	19.6	17.6	20.1	17.4
Lease and rental	4.2	3.5	4.3	3.4
Total cost of products sold	83.5	83.9	82.9	84.0
Gross profit	16.5	16.1	17.1	16.0
Selling, general and administrative	13.0	12.4	14.1	12.5
Depreciation and amortization	1.2	0.9	1.2	0.8
Gain on sale of assets	0.1	0.0	0.0	0.0
Operating income	2.4	2.8	1.8	2.7
Interest expense, net	0.3	0.3	0.4	0.3
Income before income taxes	2.1	2.5	1.4	2.4
Provision for income taxes	0.9	1.0	0.6	0.9
Net income	1.2%	1.5%	0.8%	1.5%

The following table sets forth for the periods indicated the percent of gross profit by revenue source:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Gross Profit:
New and used commercial vehicle sales	24.7%	28.3%	24.8%	29.0%
Parts and service sales	67.0	63.9	66.9	63.4
Lease and rental	3.7	2.6	3.4	2.8
Finance and insurance	2.7	3.0	2.6	2.7
Other	1.9	2.2	2.3	2.1
Total gross profit	100.0%	100.0%	100.0%	100.0%

The following table sets forth the unit sales and revenue for new heavy-duty, new medium-duty, new light-duty and used commercial vehicles and the absorption ratio (revenue in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	% Change	2016	2015	% Change
Vehicle unit sales:
New heavy-duty vehicles	3,024	4,412	-31.5%	8,295	13,188	-37.1%
New medium-duty vehicles	2,469	2,889	-14.5%	8,554	8,477	0.9%
New light-duty vehicles	523	312	67.6%	1,296	1,147	13.0%
Total new vehicle unit sales	6,016	7,613	-21.0%	18,145	22,812	-20.5%
Used vehicles	1,795	2,169	-17.2%	5,280	6,040	-12.6%
Vehicle revenue:
New heavy-duty vehicles	$411.2	$553.5	-25.7%	$1,108.4	$1,668.5	-33.6%
New medium-duty vehicles	187.2	209.9	-10.8%	611.5	600.8	1.8%
New light-duty vehicles	20.4	16.0	27.5%	49.1	45.5	7.9%
Total new vehicle revenue	$618.8	$779.4	-20.6%	$1,769.0	$2,314.8	-23.6%
Used vehicle revenue	$74.6	$90.2	-17.3%	$220.7	$261.3	-15.5%
Other vehicle revenue:(1)	$5.4	$2.5	116.0%	$14.5	$14.1	2.8%
Absorption ratio:	112.6%	116.2%	-3.1%	109.7%	116.8%	-6.1%

(1) Includes sales of truck bodies, trailers and other new equipment.

Key Performance Indicator

Absorption Ratio

Management uses several performance metrics to evaluate the performance of our commercial vehicle dealerships and considers Rush Truck Centers’ “absorption ratio” to be of critical importance. Absorption ratio is calculated by dividing the gross profit from the parts, service and body shop (collectively, “Aftermarket Services”) departments by the overhead expenses of all of a dealership’s departments, except for the selling expenses of the new and used commercial vehicle departments and carrying costs of new and used commercial vehicle inventory. When 100% absorption is achieved, all of the gross profit from the sale of a commercial vehicle, after sales commissions and inventory carrying costs, directly impacts operating profit. In 1999, our commercial vehicle dealerships’ absorption ratio was approximately 80%. Since 1999, we have made a concerted effort to increase our absorption ratio. Our commercial vehicle dealerships achieved a 112.6% absorption ratio for the third quarter of 2016 compared to a 116.2% absorption ratio for the third quarter of 2015.

Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015

During the third quarter of 2016, continued softness in the energy sector negatively impacted our Aftermarket Services revenues. Additionally, the consolidation of several of our truck centers earlier this year also impacted parts and service revenues when compared to the third quarter of 2015. In the fourth quarter of 2016, we expect sales to be off slightly compared to the third quarter due to the normal seasonal decline we experience in the fourth quarter.

Our Class 8 new truck sales continue to be impacted by significantly reduced demand from several large fleet customers due to an inconsistent freight environment and general economic uncertainty. Vocational activity remains strong and we are focused on gaining incremental sales from new customers despite tough market conditions. In the fourth quarter of 2016, we expect our new Class 8 truck sales to be down slightly compared to the third quarter of 2016.

Our medium-duty truck sales decreased compared to the third quarter of 2015, due mainly to timing of deliveries to large fleets. However, our ability to stock a variety of configurations of medium-duty trucks continues to allow us to meet a wider range of our customers' immediate needs. We expect our medium-duty commercial vehicle sales in the fourth quarter to remain consistent with our third quarter sales.

Revenues

Revenues decreased $198.0 million, or 15.3%, in the third quarter of 2016, compared to the third quarter of 2015.

Our Aftermarket Services revenues decreased $24.3 million, or 6.7%, in the third quarter of 2016, compared to the third quarter of 2015. This decrease was primarily due to continued softness in the energy sector.

Revenues from sales of new and used commercial vehicles decreased $173.3 million, or 19.9%, in the third quarter of 2016, compared to the third quarter of 2015. Our Class 8 new truck sales in the third quarter were severely impacted by a significantly weaker Class 8 truck market.

We sold 3,024 heavy-duty trucks in the third quarter of 2016, a 31.5% decrease compared to 4,412 heavy-duty trucks sold in the third quarter of 2015. Our heavy-duty new truck sales in the third quarter were impacted by a weaker truck market and continued softness in the energy sector. According to A.C.T. Research Co., LLC (“A.C.T. Research”), a truck industry data and forecasting service provider, the U.S. Class 8 truck market decreased 31% in the third quarter of 2016, compared to the third quarter of 2015. A.C.T. Research currently predicts U.S. retail sales of Class 8 trucks of approximately 201,000 units in 2016, 154,000 units in 2017, and 186,000 units in 2018, compared to approximately 253,000 units in 2015. Our share of the U.S. Class 8 truck sales market was approximately 6.7% in 2015. We expect our U.S. Class 8 truck sales market share to range between 5.0% and 5.6% in 2016. This market share percentage would result in the sale of approximately 10,000 to 11,200 of Class 8 trucks in 2016 based on A.C.T. Research’s current U.S. retail sales estimate of 201,000 units.

We sold 2,469 medium-duty commercial vehicles, including 416 buses, in the third quarter of 2016, a 14.5% decrease compared to 2,889 medium-duty commercial vehicles, including 471 buses, in the third quarter of 2015. This decrease in medium-duty commercial vehicles sales is primarily related to the timing of deliveries to several large fleet customers, which we believe will occur in the fourth quarter of 2016. A.C.T. Research estimates that unit sales of Class 4 through 7 commercial vehicles in the U.S. remained flat in the third quarter of 2016, compared to the third quarter of 2015. A.C.T. Research currently predicts U.S. retail sales of Class 4 through 7 medium-duty commercial vehicles of approximately 231,400 units in 2016, 233,100 units in 2017, and 237,100 in 2018. In 2015, we achieved a 5.2% share of the Class 4 through 7 market in the U.S. We expect our market share to range between 5.0% and 5.5% of the U.S. Class 4 through 7 commercial vehicle sales in 2016. This market share percentage would result in the sale of approximately 11,500 to 12,700 of Class 4 through 7 commercial vehicles in 2016 based on A.C.T. Research’s current U.S. retail sales estimates of 231,400 units.

We sold 523 light-duty vehicles in the third quarter of 2016, a 67.6% increase compared to 312 light-duty vehicles sold in the third quarter of 2015. We expect to sell approximately 1,600 light-duty vehicles in 2016.

We sold 1,795 used commercial vehicles in the third quarter of 2016, a 17.2% decrease compared to 2,169 used commercial vehicles in the third quarter of 2015. This decrease was primarily the result of an oversupply of used Class 8 trucks for sale across the U.S. as a result of decreased demand. We expect to sell approximately 6,700 to 7,500 used commercial vehicles in 2016.

Truck lease and rental revenues increased $1.9 million, or 3.8%, in the third quarter of 2016, compared to the third quarter of 2015. We expect lease and rental revenues to increase 4% to 5% during 2016, compared to 2015.

Finance and insurance revenues decreased $1.3 million, or 21.0%, in the third quarter of 2016, compared to the third quarter of 2015. This decrease was primarily the result of the decrease in new truck sales. We expect finance and insurance revenues to fluctuate proportionately with our new and used commercial vehicle sales in 2016. Finance and insurance revenues have limited direct costs and, therefore, contribute a disproportionate share of our operating profits.

Gross Profit

Gross profit decreased $26.7 million, or 12.8%, in the third quarter of 2016, compared to the third quarter of 2015. This decrease was primarily the result of decreased sales of new and used Class 8 commercial vehicles. Gross profit as a percentage of sales increased to 16.5% in the third quarter of 2016, from 16.1% in the third quarter of 2015. This increase in gross profit as a percentage of sales is a result of a change in our product sales mix. Commercial vehicle sales, a lower margin revenue item, decreased as a percentage of total revenues to 63.8% in the third quarter of 2016, from 67.4% in the third quarter of 2015. Aftermarket Services revenues, a higher margin revenue item, increased as a percentage of total revenues to 30.7% in the third quarter of 2016, from 27.9% in the third quarter of 2015.

Gross margins from our Aftermarket Services operations decreased to 36.1% in the third quarter of 2016, from 36.9% in the third quarter of 2015. Gross profit for the Aftermarket Services departments decreased to $121.5 million in the third quarter of 2016, from $132.9 million in the third quarter of 2015. Historically, gross margins on parts sales range from 27% to 28% and gross margins on service and body shop operations range from 67% to 68%. Gross profits from parts sales represented 56% of total gross profit for Aftermarket Services operations in the third quarter of 2016 and the third quarter of 2015. Service and body shop operations represented 44% of total gross profit for Aftermarket Services operations in the third quarter of 2016 and the third quarter of 2015. We expect blended gross margins on Aftermarket Services operations to range from 36.0% to 36.3% during 2016.

Gross margins on Class 8 truck sales increased to 6.9% in the third quarter of 2016, from 6.4% in the third quarter of 2015. This increase is attributable to the sales mix in the third quarter of 2016, which consisted of fewer sales to large fleet customers. In 2016, we expect overall gross margins from Class 8 truck sales of approximately 6.5% to 7.0%.

Gross margins on medium-duty commercial vehicle sales increased to 6.7% in the third quarter of 2016, from 6.2% in the third quarter of 2015. For 2016, we expect overall gross margins from medium-duty commercial vehicle sales of approximately 5.7% to 6.2%, but this will largely depend upon the mix of purchasers and types of vehicles sold.

Gross margins on used commercial vehicle sales decreased to 4.8% in the third quarter of 2016, from 10.4% in the third quarter of 2015. This decrease is primarily related to a significant decline in used truck values caused by the oversupply of used Class 8 trucks for sale across the U.S. We expect margins on used commercial vehicles to range between 7.0% and 8.0% during 2016.

Gross margins from truck lease and rental sales increased to 12.6% in the third quarter of 2016, from 10.7% in the third quarter of 2015. We expect gross margins from lease and rental sales of approximately 12.0% to 13.0% during 2016. Our policy is to depreciate our lease and rental fleet using a straight line method over each customer’s contractual lease term. The lease unit is depreciated to a residual value that attempts to approximate fair value at the expiration of the lease term. This policy results in the Company realizing reasonable gross margins while the unit is in service and a corresponding gain or loss on sale when the unit is sold at the end of the lease term.

Finance and insurance revenues and other income, as described above, have limited direct costs and, therefore, contribute a disproportionate share of gross profit.

Selling, General and Administrative Expenses

Selling, General and Administrative (“SG&A”) expenses decreased $18.5 million, or 11.5%, in the third quarter of 2016, compared to the third quarter of 2015. SG&A expenses as a percentage of total revenues increased to 13.0% in the third quarter of 2016, from 12.4% in the third quarter of 2015. SG&A expenses as a percentage of total revenues have recently ranged from 12.1% to 14.7%. In general, when new and used commercial vehicle revenues decrease as a percentage of total revenues, SG&A expenses as a percentage of total revenues will be at, or exceed, the higher end of this range. For 2016, we expect SG&A expenses as a percentage of total revenues to range from 13.9% to 14.5% and the selling portion of SG&A expenses to be approximately 25.0% to 30.0% of new and used commercial vehicle gross profit.

Depreciation and Amortization Expense

Depreciation and amortization expense increased $1.8 million, or 15.9%, in the third quarter of 2016, compared to the third quarter of 2015. This increase was primarily due to the construction of new dealerships and dealership expansions.

Interest Expense, Net

Net interest expense decreased $0.3 million, or 7.9%, in the third quarter of 2016, compared to the third quarter of 2015. Net interest expense in 2016 will depend on inventory levels and the amount of cash available to make prepayments on our floor plan arrangements.

Income before Income Taxes

As a result of the factors described above, income before income taxes decreased $8.2 million, or 25.1%, in the third quarter of 2016, compared to the third quarter of 2015.

Income Taxes

Income taxes decreased $3.2 million, or 25.1%, in the third quarter of 2016, compared to the third quarter of 2015, as a result of the factors described above. We provided for taxes at a 38.75% effective rate in the third quarter of 2016 and the third quarter of 2015. We expect our effective tax rate to be approximately 39.0% of pretax income in 2016.

Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015

Unless otherwise stated below, our variance explanations and future expectations with regard to the items discussed in this section are set forth in the discussion of the Three Months Ended September 30, 2016, Compared to Three Months Ended September 30, 2015.

Revenues

Total revenues decreased $624.6 million, or 16.4%, in the first nine months of 2016, compared to the first nine months of 2015.

Aftermarket Services revenues decreased $43.9 million, or 4.2%, in the first nine months of 2016, compared to the first nine months of 2015.

Revenues from sales of new and used commercial vehicles decreased $585.9 million, or 22.6%, in the first nine months of 2016, compared to the first nine months of 2015.

We sold 8,295 heavy-duty trucks during the first nine months of 2016, a 37.1% decrease compared to 13,188 heavy-duty trucks in the first nine months of 2015. According to A.C.T. Research, U.S. Class 8 truck sales decreased 20.7% in the first nine months of 2016, compared to the first nine months of 2015.

We sold 8,554 medium-duty commercial vehicles, including 849 buses, during the first nine months of 2016, a 0.9% increase compared to 8,477 medium-duty commercial vehicles, including 923 buses, in the first nine months of 2015. A.C.T. Research estimates that unit sales of Class 4 through 7 commercial vehicles, including buses, in the U.S increased approximately 9.0% in the first nine months of 2016, compared to the first nine months of 2015.

We sold 1,296 light-duty commercial vehicles during the first nine months of 2016, a 13.0% increase compared to 1,147 light-duty commercial vehicles in the first nine months of 2015.

We sold 5,280 used commercial vehicles during the first nine months of 2016, a 12.6% decrease compared to 6,040 used commercial vehicles in the first nine months of 2015.

Truck lease and rental revenues increased $7.9 million, or 5.3%, in the first nine months of 2016, compared to the first nine months of 2015.

Finance and insurance revenues decreased $2.2 million, or 13.2%, in the first nine months of 2016, compared to the first nine months of 2015.

Gross Profit

Gross profit decreased $64.2 million, or 10.5%, in the first nine months of 2016, compared to the first nine months of 2015. Gross profit as a percentage of sales increased to 17.1% in the first nine months of 2016, from 16.0% in the first nine months of 2015. This increase in gross profit as a percentage of sales is a result of a change in our product sales mix. Commercial vehicle sales, a lower margin revenue item, decreased as a percentage of total revenue to 62.8% in the first nine months of 2016, from 67.8% in the first nine months of 2015. Aftermarket Services revenues, a higher margin revenue item, increased as a percentage of total revenue to 31.5% in the first nine months of 2016, from 27.5% in the first nine months of 2015.

Gross margins from our Aftermarket Services operations decreased to 36.2% in the first nine months of 2016, from 36.8% in the first nine months of 2015. Gross profit for the Aftermarket Services departments was $364.4 million in the first nine months of 2016, compared to $386.3 million in the first nine months of 2015. Gross profits from parts sales represented 56% of total gross profit for Aftermarket Services operations in the first nine months of 2016 and the first nine months of 2015. Service and body shop operations represented 44% of total gross profit for Aftermarket Services operations in the first nine months of 2016 and the first nine months of 2015.

Gross margins on Class 8 truck sales increased to 7.0% in the first nine months of 2016, from 6.6% in the first nine months of 2015.

Gross margins on medium-duty commercial vehicle sales increased to 6.1% in the first nine months of 2016, from 5.7% in the first nine months of 2015.

Gross margins on used commercial vehicle sales decreased to 8.0% in the first nine months of 2016, from 11.3% in the first nine months of 2015.

Gross margins from truck lease and rental sales increased to 12.1% in the first nine months of 2016, from 11.8% in the first nine months of 2015.

Selling, General and Administrative Expenses

SG&A expenses decreased $23.9 million, or 5.0%, in the first nine months of 2016, compared to the first nine months of 2015. SG&A expenses as a percentage of sales were 14.1% in the first nine months of 2016, and 12.4% in the first nine months of 2015.

Depreciation and Amortization Expense

Depreciation and amortization expense increased $6.4 million, or 20.1%, in the first nine months of 2016, compared to the first nine months of 2015.

Interest Expense, Net

Net interest expense increased $1.2 million, or 11.7%, in the first nine months of 2016, compared to the first nine months of 2015.

Income before Income Taxes

Income before income taxes decreased $45.8 million, or 49.8%, in the first nine months of 2016, compared to the first nine months of 2015.

Provision for Income Taxes

Income taxes decreased $17.6 million, or 49.5% in the first nine months of 2016, compared to the first nine months of 2015. We provided for taxes at a 39.0% rate in the first nine months of 2016, compared to a rate of 38.75% in the first nine months of 2015.

Liquidity and Capital Resources

Our short-term cash requirements are primarily for working capital, inventory financing, the renovation and expansion of existing facilities and the construction or purchase of new facilities. Historically, these cash requirements have been met through the retention of profits, borrowings under our floor plan arrangements and bank financings. As of September 30, 2016, we had working capital of approximately $110.4 million, including $91.7 million in cash available to fund our operations. We believe that these funds are sufficient to meet our operating requirements for at least the next twelve months. From time to time, we utilize our excess cash on hand to pay down our outstanding borrowings under our Third Amended and Restated Floor Plan Credit Agreement with BMO Harris Bank N.A. (the “Floor Plan Credit Agreement”), and the resulting interest earned is recognized as an offset to our gross interest expense under the credit agreement.

We have a secured line of credit that provides for a maximum borrowing of $17.5 million. There were no advances outstanding under this secured line of credit at September 30, 2016, however, $12.3 million was pledged to secure various letters of credit related to self-insurance products, leaving $5.2 million available for future borrowings as of September 30, 2016.

Our long-term real estate debt and floor plan financing agreements require us to satisfy various financial ratios such as the debt-to-worth ratio, leverage ratio and the fixed charge coverage ratio and certain requirements for tangible net worth and GAAP net worth. As of September 30, 2016, we were in compliance with all debt covenants related to debt secured by real estate and lease and rental units and our floor plan credit agreements. We do not anticipate any breach of the covenants in the foreseeable future.

We expect to purchase or lease trucks worth approximately $150.0 million to $160.0 million for our leasing operations during 2016, depending on customer demand, all of which will be financed. We also expect to make capital expenditures for recurring items such as computers, shop tools and equipment and vehicles of approximately $5.0 million to $6.0 million during the remainder of 2016.

We purchased real estate in Colorado at a cost of $6.8 million in November of 2016. We are currently under contract to purchase real estate in Las Vegas, Nevada at an estimated cost of $4.8 million in the fourth quarter of 2016.

On December 4, 2015, we announced that our Board of Directors authorized the repurchase, from time to time, of up to an aggregate of $40.0 million shares of Class A Common Stock and/or Class B Common Stock. This stock repurchase program replaced a prior $40.0 million repurchase program. Repurchases, if any, will be made at times and in amounts as we deem appropriate and may be made through open market transactions at prevailing market prices, privately negotiated transactions or by other means in accordance with federal securities laws. The actual timing, number and value of repurchases under the new stock repurchase program will be determined by management at its discretion and will depend on a number of factors, including market conditions, stock price and other factors, including those related to the ownership requirements of its dealership agreements with Peterbilt. The stock repurchase program expires on November 30, 2016, and may be suspended or discontinued at any time. As of September 30, 2016, the Company has purchased approximately $18.2 million of its Class A common stock and $15.2 million of its Class B common stock under this repurchase program.

We anticipate funding the capital expenditures for the improvement and expansion of existing facilities and recurring expenses through our operating cash flows. We expect to fund the construction or purchase of new facilities through our operating cash flows or by financing 70% to 80% of the appraised value of such facility.

We have no other material commitments for capital expenditures as of September 30, 2016, except that we will continue to purchase vehicles for our lease and rental division and authorize capital expenditures for improvement and expansion of our existing dealership facilities and construction or purchase of new facilities based on market opportunities.

Cash Flows

Cash and cash equivalents increased by $26.9 million during the nine months ended September 30, 2016, and decreased by $126.5 million during the nine months ended September 30, 2015. The major components of these changes are discussed below.

Cash Flows from Operating Activities

Cash flows from operating activities include net income adjusted for non-cash items and the effects of changes in working capital. During the first nine months of 2016, operating activities resulted in net cash provided by operations of $386.8 million. Net cash provided by operating activities primarily consisted of $28.1 million in net income, as well as non-cash adjustments related to depreciation and amortization of $118.1 million, impairment of assets of $8.2 million, and stock-based compensation, including tax benefit, of $10.2 million. Cash provided by operating activities included an aggregate of $220.3 million net change in operating assets and liabilities. Included in the net change in operating assets and liabilities were primarily cash inflows of $8.6 million from the decrease in accounts receivable, $199.2 million from decreases in inventory, $24.2 million from the decrease in other assets, net, which were offset by cash outflows of $4.5 million from decreases in accounts payable and accrued liabilities, and $6.6 million from a decrease in customer deposits. The majority of commercial vehicle inventory is financed through our floor plan credit agreements.

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

In June 2012, we entered into a wholesale financing agreement with Ford Motor Credit Company that provides for the financing of, and is collateralized by, our Ford new vehicle inventory. This wholesale financing agreement bears interest at a rate of Prime plus 150 basis points minus certain incentives and rebates; however, the prime rate is defined to be a minimum of 3.75%. As of September 30, 2016, the interest rate on the wholesale financing agreement was 5.25% before considering the applicable incentives. As of September 30, 2016, we had an outstanding balance of approximately $61.7 million under the Ford Motor Credit Company wholesale financing agreement.

Cash Flows from Investing Activities

During the first nine months of 2016, cash used in investing activities was $154.9 million. Cash flows used in investing activities consist primarily of cash used for capital expenditures. Capital expenditures of $159.5 million during the first nine months of 2016 consisted primarily of purchases of property and equipment and improvements to our existing dealership facilities. Property and equipment purchases during the first nine months of 2016 included $106.3 million for additional units for the rental and leasing operations, which were directly offset by borrowings of long-term debt. We expect to purchase or lease trucks worth approximately $150.0 million to $160.0 million for our leasing operations in 2016, depending on customer demand, all of which will be financed. During the remainder of 2016, we expect to make capital expenditures for recurring items such as computers, shop equipment and vehicles of $5.0 million to $6.0 million.

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

Cash Flows from Financing Activities

Cash flows from financing activities include borrowings and repayments of long-term debt and net proceeds of floor plan notes payable – non-trade. During the first nine months of 2016, we used $205.0 million in net cash from financing activities, primarily related to $142.2 million from net payments on floor plan notes payable, non-trade, $136.8 million for principal repayments of long-term debt and capital lease obligations and $33.3 million to purchase 934,171 shares of Rush Class A Common Stock and 657,567 shares of Rush Class B common stock. These cash outflows were partially offset by borrowings of $103.2 million of long-term debt, and $4.8 million from the issuance of shares related to equity compensation plans. The borrowings of long-term debt were primarily related to purchasing units for the rental and leasing operations.

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

Most of our commercial vehicle purchases are made on terms requiring payment to the manufacturer within 15 days or less from the date the commercial vehicles are invoiced from the factory. On July 7, 2016, we entered into the Floor Plan Credit Agreement. The Floor Plan Credit Agreement includes an aggregate loan commitment of $875.0 million. Borrowings under the Floor Plan Credit Agreement bear interest at an annual rate equal to (A) the greater of (i) zero and (ii) three month LIBOR rate, determined on the last day of the prior month, plus (B) 1.51% and are payable monthly.  In addition, we are required to pay a monthly working capital fee equal to 0.16% per annum multiplied by the amount of voluntary prepayments of new and used inventory loans. Loans under the Floor Plan Credit Agreement for the purchase of used inventory are limited to $150.0 million. We may terminate the Floor Plan Credit Agreement at any time, although if we do so we must pay a prepayment processing fee equal to: (i) 2.0% of the aggregate revolving loan commitments if such termination occurs on or before January 1, 2018; (ii) 1.0% of the aggregate revolving loan commitments if such termination occurs after January 1, 2018 and on or prior to July 1, 2018; and (iii) $500,000 if such termination occurs after July 1, 2018 and prior to June 30, 2019, subject to specified limited exceptions. On September 30, 2016, we had approximately $606.6 million outstanding under the Floor Plan Credit Agreement. The average daily outstanding borrowings under the Floor Plan Credit Agreement were $648.7 million during the nine months ended September 30, 2016. Periodically, we utilize our excess cash on hand to pay down our outstanding borrowings under the Floor Plan Credit Agreement, and the resulting interest earned is recognized as an offset to our gross interest expense under the Floor Plan Credit Agreement.

Navistar Financial Corporation and Peterbilt offer trade terms that provide an interest-free inventory stocking period for certain new commercial vehicles.  If the commercial vehicle is not sold within the interest-free period, we then finance the commercial vehicle under the Floor Plan Credit Agreement.

Backlog

On September 30, 2016, our backlog of commercial vehicle orders was approximately $836.4 million, compared to a backlog of commercial vehicle orders of approximately $1,442.0 million on September 30, 2015. Our backlog is determined quarterly by multiplying the number of new commercial vehicles for each particular type of commercial vehicle ordered by a customer at our Rush Truck Centers by the recent average selling price for that type of commercial vehicle. We include only confirmed orders in our backlog. However, such orders are subject to cancellation. In the event of order cancellation, we have no contractual right to the total revenues reflected in our backlog. The delivery time for a custom-ordered commercial vehicle varies depending on the truck specifications and demand for the particular model ordered. We sell the majority of our new heavy-duty commercial vehicles by customer special order and we sell the majority of our medium- and light-duty commercial vehicles out of inventory. Orders from a number of our major fleet customers are included in our backlog as of September 30, 2016 and we expect to fill the majority of our backlog orders during the remainder of 2016 and the first nine months of 2017.

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

The Environmental Protection Agency (“EPA”) and the National Highway Traffic Safety Administration (“NHTSA”), on behalf of the U.S. Department of Transportation, issued final rules on September 15, 2011 associated with reducing greenhouse gas (“GHG”) emissions and improving the fuel efficiency of medium and heavy-duty trucks and buses beginning in model year 2014 and being phased in through model year 2018.  On June 19, 2015, the EPA and NHTSA proposed further GHG and fuel efficiency standards that would apply to medium and heavy-duty vehicles and buses and would be phased in between model years 2021 through 2027.  On August 16, 2016, the EPA and NHTSA issued final rules that largely adopted their June 19, 2015 proposal. We do not believe that the foregoing adopted standards will negatively impact our business, however, future legislation or other new regulations that may be adopted to address GHG emissions or fuel efficiency standards may negatively impact our business.  Additional regulations could result in increased compliance costs, additional operating restrictions or changes in demand for our products and services, which could have a material adverse effect on our business, financial condition and results of operations.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

Market risk represents the risk of loss that may impact the financial position, results of operations, or cash flows of the Company due to adverse changes in financial market prices, including interest rate risk, and other relevant market rate or price risks.

We are exposed to some market risk through interest rates related to our floor plan financing agreements, variable rate real estate debt and discount rates related to finance sales. The majority of floor plan debt and variable rate real estate debt is based on LIBOR. As of September 30, 2016, we had floor plan borrowings and variable interest rate real estate debt of approximately $826.1 million. Assuming an increase or decrease in LIBOR of 100 basis points, annual interest expense could correspondingly increase or decrease by approximately $8.2 million.

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

We are also exposed to some market risk through interest rates related to the investment of our current cash and cash equivalents, which totaled $91.7 million on September 30, 2016. These funds are generally invested in variable interest rate instruments in accordance with our investment policy. As such instruments mature and the funds are reinvested, we are exposed to changes in market interest rates. This risk is mitigated by management’s ongoing evaluation of the best investment rates available for current and noncurrent high quality investments. If market interest rates were to increase or decrease immediately and uniformly by 100 basis points, our annual interest income could correspondingly increase or decrease by approximately $0.9 million.

In the past, we invested in interest-bearing short-term investments consisting of investment-grade auction rate securities classified as available-for-sale. Auctions for investment grade securities held by us have failed. The auction rate securities continue to pay interest in accordance with the terms of the underlying security; however, liquidity will be limited until there is a successful auction or until such time as other markets for these investments develop. As of September 30, 2016, we hold auction rate securities, with underlying tax-exempt municipal bonds that mature in 2030, that have a fair value of $6.2 million. Given the current market conditions in the auction rate securities market, if we determine that the fair value of these securities temporarily decreases by an additional 10%, our equity could correspondingly decrease by approximately $620,000. If it is determined that the fair value of these securities is other-than-temporarily impaired by 10%, we could record a loss on our Consolidated Statements of Income of approximately $620,000. For further discussion of the risks related to our auction rate securities, see Note 6 – Financial Instruments and Fair Value of the Notes to Consolidated Financial Statements.

ITEM 4. Controls and Procedures.

The Company, under the supervision and with the participation of management, including the Company’s principal executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the principal executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2016 to ensure that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) is accumulated and communicated to Company management, including the principal executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting that occurred during the three months ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

We did not make any unregistered sales of equity securities during the third quarter of 2016.

A summary of the Company’s stock repurchase activity for the third quarter of 2016 is as follows:

Period	Total Number of Shares Purchased (1)(2)(3)	Average Price Paid Per Share (1)		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (3)
July 1 – July 31, 2016	193,884	$22.59	(4)	193,884	$15,134,902
August 1 – August 31, 2016	124,576	24.01	(5)	318,460	12,140,600
September 1 – September 30, 2016	233,240	23.85	(6)	551,700	6,570,246
Total	551,700			551,700	6,570,246

 ______________

(1)	The calculation of the average price paid per share does not give effect to any fees, commissions or other costs associated with the repurchase of such shares.
(2)	The shares represent Class B Common Stock repurchased by the Company.
(3)

The Company repurchased shares under a stock repurchase program announced on December 4, 2015, which authorized the repurchase of up to $40.0 million of its shares of Class A Common Stock and/or Class B Common Stock. The stock repurchase program expires on November 30, 2016, and may be suspended or discontinued at any time.

(4)	Represents 193,884 shares of Class B Common Stock at an average price paid per share of $22.59.
(5)	Represents 124,576 shares of Class B Common Stock at an average price paid per share of $24.01.
(6)	Represents 233,240 shares of Class B Common Stock at an average price paid per share of $23.85.

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

RUSH ENTERPRISES, INC.

Date: November 8, 2016	By:	/S/ W.M. “RUSTY” RUSH
W.M. “Rusty” Rush
President, Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

Date: November 8, 2016	By:	/S/ STEVEN L. KELLER
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