Form 10-K
period 2016-12-31
RUSH ENTERPRISES INC \TX\
filed 2017-03-01
CIK 1012019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                                  Yes ☐          No ☑

The aggregate market value of common stock held by non-affiliates of the registrant as of June 30, 2016 was approximately $766,151,533 based upon the last sales price on June 30, 2016 on The NASDAQ Global Select MarketSM of $21.55 for the registrant’s Class A Common Stock and $20.79 for the registrant’s Class B Common Stock. Shares of Common Stock held by each executive officer and director and by each shareholder affiliated with a director or an executive officer have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The registrant had 30,355,636 shares Class A Common Stock and 9,060,365 shares of Class B Common Stock outstanding on February 22, 2017.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of registrant’s definitive proxy statement for the registrant’s 2017 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission not later than May 1, 2017, are incorporated by reference into Part III of this Form 10-K.

RUSH ENTERPRISES, INC.

Index to Form 10-K

Year ended December 31, 2016

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

We make certain of our SEC filings available, free of charge, through our website, including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to these reports. These filings are available as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. Our website address is www.rushenterprises.com. The information contained on our website, or on other websites linked to our website, is not incorporated into this report or otherwise made part of this report.

General

Rush Enterprises, Inc. was incorporated in Texas in 1965 and consists of one reportable segment, the Truck Segment. We conduct business through certain of our subsidiaries. Our principal offices are located at 555 IH 35 South, Suite 500, New Braunfels, Texas 78130.

We are a full-service, integrated retailer of commercial vehicles and related services. The Truck Segment includes the Company’s operation of a nationwide network of commercial vehicle dealerships under the name “Rush Truck Centers.” Each Rush Truck Center is a franchised dealership for commercial vehicles manufactured by Peterbilt, International, Hino, Ford, Isuzu, Mitsubishi Fuso, IC Bus or Blue Bird. Through our strategically located network of Rush Truck Centers, we provide one-stop service for the needs of our commercial vehicle customers, including retail sales of new and used commercial vehicles, aftermarket parts sales, service and repair facilities, financing, leasing and rental, and insurance products.

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

Rush Truck Centers. Our Rush Truck Centers are located in Alabama, Arizona, California, Colorado, Florida, Georgia, Idaho, Illinois, Indiana, Kansas, Kentucky, Missouri, Nevada, New Mexico, North Carolina, Ohio, Oklahoma, Tennessee, Texas, Utah and Virginia. The following chart reflects our franchises and parts, service and body shop operations by location as of March 1, 2017:

Rush Truck Center Location	Commercial Vehicle Franchise(s)	Truck Sales	Parts and Service	Body Shop

Alabama
Mobile	Peterbilt	Yes	Yes	Yes
Arizona
Flagstaff	Peterbilt	No	Yes	No
Phoenix	Peterbilt, Hino	Yes	Yes	Yes
Tucson	Peterbilt, Hino	Yes	Yes	No
Yuma	Peterbilt	Yes	Yes	No
California
Fontana Heavy-Duty	Peterbilt	Yes	Yes	Yes
Fontana Medium-Duty	Peterbilt, Hino, Isuzu	Yes	Yes	No
Fontana Vocational	None	No	Yes	No
Long Beach	Peterbilt	No	Yes	No
Pico Rivera	Peterbilt	Yes	Yes	Yes
San Diego	Peterbilt, Hino	Yes	Yes	No
Sylmar	Peterbilt	Yes	Yes	No
Whittier	Ford, Isuzu	Yes	Yes	No
Colorado
Denver	Peterbilt, Ford, Isuzu	Yes	Yes	Yes
Denver Medium-Duty	Ford, Isuzu	Yes	Yes	No
Greeley	Peterbilt	Yes	Yes	No
Pueblo	Peterbilt	Yes	Yes	No

Rush Truck Center Location	Commercial Vehicle Franchise(s)	Truck Sales	Parts and Service	Body Shop

Florida
Haines City	Peterbilt	Yes	Yes	Yes
Jacksonville	Peterbilt, Hino	Yes	Yes	No
Lake City	Peterbilt	Yes	Yes	No
Orlando Heavy-Duty	Peterbilt, Isuzu	Yes	Yes	No
Orlando Light & Medium-Duty	Ford	Yes	Yes	No
Orlando South	Isuzu	Yes	Yes	No
Tampa	Peterbilt	Yes	Yes	No
Georgia
Atlanta	International, Hino, Isuzu, IC Bus	Yes	Yes	No
Atlanta Bus Center	IC Bus	Yes	Yes	Yes
Blackshear	International, IC Bus	Yes	Yes	No
Augusta North	International, IC Bus	Yes	Yes	No
Columbus	International, Isuzu, IC Bus	Yes	Yes	No
Doraville	International, Hino, Isuzu, IC Bus	Yes	Yes	No
Gainesville	International, IC Bus	Yes	Yes	No
Macon	International	Yes	Yes	No
Smyrna	International, Hino, Isuzu, IC Bus	Yes	Yes	No
Tifton	International, IC Bus	Yes	Yes	No
Valdosta	International	Yes	Yes	No
Idaho
Boise	International, Hino, IC Bus	Yes	Yes	Yes
Idaho Falls	International, IC Bus	Yes	Yes	Yes
Lewiston	International	Yes	Yes	No
Twin Falls	International	Yes	Yes	No
Illinois
Bloomington	International, Hino	Yes	Yes	No
Carol Stream	International	Yes	Yes	No
Champaign	International	Yes	Yes	Yes
Chicago	International	Yes	Yes	Yes
Effingham	International	Yes	Yes	Yes
Huntley	International	Yes	Yes	No
Joliet	International	Yes	Yes	No
Quincy	International	Yes	Yes	No
Springfield East	International	Yes	Yes	Yes
Springfield West	International	Yes	Yes	Yes
Indiana
Gary	International	Yes	Yes	No
Indianapolis	International	Yes	Yes	Yes
Kansas
Kansas City	Hino, Isuzu	Yes	Yes	No
Kentucky
Bowling Green	Peterbilt	Yes	Yes	No
Missouri
St. Peters	International	Yes	Yes	No
St. Louis	International	Yes	Yes	No
Nevada
Las Vegas	Peterbilt	Yes	Yes	No
New Mexico
Albuquerque	Peterbilt	Yes	Yes	Yes
Farmington	Peterbilt	No	Yes	No
Las Cruces	Peterbilt	Yes	Yes	No

Rush Truck Center Location	Commercial Vehicle Franchise(s)	Truck Sales	Parts and Service	Body Shop
North Carolina
Asheville	International	Yes	Yes	No
Charlotte	International, Hino, Isuzu	Yes	Yes	Yes
Hickory	International	Yes	Yes	No
Ohio
Akron	International, IC Bus	Yes	Yes	No
Cincinnati	International, IC Bus, Isuzu, Ford, Mitsubishi Fuso	Yes	Yes	Yes
Cleveland	International, IC Bus	Yes	Yes	No
Columbus	International, IC Bus, Isuzu(1)	Yes	Yes	No
Dayton	International, IC Bus, Isuzu	Yes	Yes	No
Lima	International, IC Bus	Yes	Yes	No
Springfield	International	No	Yes	No
Oklahoma
Ardmore	Peterbilt	Yes	Yes	No
Oklahoma City	Peterbilt, Hino, Ford, Isuzu	Yes	Yes	Yes
Tulsa	Peterbilt, Hino	Yes	Yes	Yes
Tennessee
Nashville	Peterbilt	Yes	Yes	Yes
Texas
Abilene	Peterbilt	Yes	Yes	No
Amarillo	Peterbilt	Yes	Yes	No
Austin	Peterbilt, Hino, Isuzu, Blue Bird, Micro Bird, Elkhart	Yes	Yes	No
Brownsville	Peterbilt, Elkhart	Yes	Yes	No
College Station	Peterbilt	Yes	Yes	No
Corpus Christi	Peterbilt, Hino, Isuzu, Blue Bird, Elkhart	Yes	Yes	No
Cotulla	Peterbilt	No	Yes	No
Dalhart	Peterbilt	No	Yes	No
Dallas Heavy-Duty	Peterbilt, Blue Bird, Micro Bird, Elkhart	Yes	Yes	Yes
Dallas Medium-Duty	Peterbilt, Hino, Blue Bird, Micro Bird, Elkhart	Yes	Yes	No
Dallas Light & Medium-Duty	Ford, Isuzu	Yes	Yes	No
El Paso	Peterbilt, Hino, Isuzu	Yes	Yes	Yes
Fort Worth	Peterbilt, Blue Bird, Micro Bird, Elkhart	Yes	Yes	No
Houston	Peterbilt, Hino, Blue Bird, Micro Bird, Elkhart	Yes	Yes	Yes
Houston Bus Center	Peterbilt, Hino, Blue Bird, Micro Bird, Elkhart	Yes	Yes	No
Houston Medium-Duty	Hino	Yes	Yes	No
Laredo	Peterbilt, Blue Bird, Micro Bird, Elkhart	Yes	Yes	Yes
Lubbock	Peterbilt	Yes	Yes	No
Lufkin	Peterbilt, Blue Bird, Micro Bird, Elkhart	Yes	Yes	Yes
Odessa	Peterbilt	Yes	Yes	No
Pharr	Peterbilt, Hino, Blue Bird, Micro Bird, Elkhart	Yes	Yes	Yes
San Antonio	Peterbilt, Hino, Blue Bird, Micro Bird, Elkhart	Yes	Yes	Yes
San Antonio Bus	Blue Bird, Micro Bird, Elkhart	Yes	Yes	Yes

(1) The physical location of our Isuzu dealership is in our Rush Truck Leasing - Columbus location.

Rush Truck Center Location	Commercial Vehicle Franchise(s)	Truck Sales	Parts and Service	Body Shop
Sealy	Peterbilt, Isuzu, Blue Bird, Micro Bird, Elkhart	Yes	Yes	No
Texarkana	Peterbilt, Hino, Isuzu, Blue Bird, Micro Bird, Elkhart	Yes	Yes	No
Tyler	Peterbilt, Blue Bird, Micro Bird, Elkhart	Yes	Yes	No
Waco	Peterbilt, Hino, Isuzu, Blue Bird, Micro Bird, Elkhart	Yes	Yes	No
Utah
Ogden	International, IC Bus	Yes	Yes	No
Salt Lake City	International, IC Bus, Mitsubishi Fuso	Yes	Yes	Yes
Springville	International, Mitsubishi Fuso	Yes	Yes	No
St. George	International, Mitsubishi Fuso	Yes	Yes	No
Virginia
Chester	International	Yes	Yes	No
Fredericksburg	International	Yes	Yes	No
Richmond	International	Yes	Yes	Yes

We also have dedicated, non-franchised used commercial vehicle sales facilities in Willowbrook, Illinois, Dallas, Texas and Orlando, Florida.

Leasing and Rental Services. Through certain of our Rush Truck Centers and several stand-alone Rush Truck Leasing Centers, we provide a broad line of product selections for lease or rent, including Class 4, Class 5, Class 6, Class 7 and Class 8 trucks, heavy-duty cranes and refuse vehicles. Our lease and rental fleets are offered on a daily, monthly or long-term basis. Substantially all of our long-term leases also contain a service provision, whereby we agree to service the vehicle through the life of the lease. The following chart reflects our leasing franchises by location:

Rush Truck Leasing Location	Franchise	Standalone or in a Rush Truck Center

Alabama
Birmingham	PacLease	Standalone
Arizona
Phoenix	PacLease	Standalone
California
Fontana	PacLease	Standalone
Pico Rivera	PacLease	Standalone
San Diego	PacLease	In RTC
Sylmar	PacLease	In RTC
Colorado
Denver	PacLease	In RTC
Florida
Orlando	PacLease	Standalone
Tampa	PacLease	In RTC
Jacksonville	PacLease	Standalone
Georgia
Macon	Idealease	In RTC
Idaho
Boise	Idealease	In RTC
Idaho Falls	Idealease	In RTC
Illinois
Carol Stream	Idealease	In RTC
Chicago	Idealease	In RTC
Effingham	Idealease	In RTC
Huntley	Idealease	In RTC
Joliet	Idealease	In RTC
Springfield	Idealease	In RTC

Rush Truck Leasing Location	Franchise	Standalone or in a Rush Truck Center
Indiana
Indianapolis	Idealease	In RTC
Gary	Idealease	In RTC
Missouri
St. Louis	Idealease	In RTC
St. Peters	Idealease	In RTC
North Carolina
Charlotte	Idealease	In RTC
New Mexico
Albuquerque	PacLease	Standalone
Nevada
Las Vegas	PacLease	In RTC
Ohio
Cincinnati	Idealease	Standalone
Cleveland	Idealease	Standalone
Columbus	Idealease	In RTC
Dayton	Idealease	In RTC
Oklahoma
Oklahoma City	PacLease	In RTC
Tennessee
Nashville	PacLease	In RTC
Texas
Austin	PacLease	Standalone
El Paso	PacLease	In RTC
Fort Worth	PacLease	In RTC
Houston	PacLease	Standalone
Lubbock	PacLease	In RTC
San Antonio	PacLease	In RTC
Tyler	PacLease	Standalone
Virginia
Richmond	Idealease	Standalone
Norfolk	Idealease	Standalone
Utah
Salt Lake City	Idealease	Standalone

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

World Wide Tires stores operate in two locations in Texas. World Wide Tires primarily sells tires for use on commercial vehicles.

Custom Vehicle Solutions operates at locations in Denton, Texas and Chambersburg, Pennsylvania. Custom Vehicle Solutions provides new vehicle pre-delivery inspections, truck modifications, natural gas fuel system installations, body and chassis upfitting and component installation.

Momentum Fuel Technologies manufactures compressed natural gas fuel systems and related component parts for commercial vehicles at its facility in Roanoke, Texas.

Industry

See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Industry” for a description of our industry and the markets in which we operate.

Our Business Strategy

Operating Strategy. Our strategy is to operate an integrated, nationwide dealership network that provides service solutions to the commercial vehicle industry. Our strategy includes the following key elements:

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

●

Aftermarket Services. We refer to our parts, service and body shop operations collectively as “Aftermarket Services”. Our aftermarket capabilities include a wide range of services and products, including a fleet of mobile service units, mobile technicians who work in our customers’ facilities, a proprietary line of parts and accessories, factory-certified service for alternative fuel vehicles and assembly service for specialized bodies and equipment. We believe that offering a variety of aftermarket products and services at our dealerships allows us to meet the expanding needs of our customers and leverage our dealership facilities to offer more services.

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

Aftermarket Services. Revenues from Aftermarket Services accounted for approximately $1,332.4 million, or 31.6%, of our total revenues for 2016, and 67.0% of our gross profit. The parts and service business enhances our sales and service functions and is a source of recurring revenue. Rush Truck Centers carry a wide variety of commercial vehicle parts in inventory. Certain Rush Truck Centers also feature fully equipped service and body shop facilities, the combination and configuration of which varies by location, capable of handling a broad range of repairs on most commercial vehicles. Each Rush Truck Center is a warranty service center for the commercial vehicle manufacturers represented at that location and most are also authorized service centers for other vehicle component manufacturers, including Cummins, Eaton, Caterpillar and Allison. We have approximately 2,400 service and body shop bays throughout our Rush Truck Center network. We also have mobile service technicians and technicians who staff certain of our customers’ facilities.

Our service departments perform warranty and non-warranty repairs on commercial vehicles. The cost of warranty work is generally reimbursed by the applicable manufacturer at retail commercial rates. Warranty related parts and service revenues accounted for approximately $130.4 million, or 3.1%, of our total revenues for 2016. Additionally, we provide a wide array of services, including assembly service for specialized truck bodies and truck mounted equipment. Our goal is to provide our customers any service that they need related to their commercial vehicles.

As part of our leasing and rental operations, we also enter into contracts to provide full-service maintenance on some customers’ vehicles. We had 1,233 vehicles under contract maintenance as of December 31, 2016, and 1,345 vehicles under contract maintenance as of December 31, 2015. The full-service maintenance revenues and retail service revenues are included as parts and service revenues on the Consolidated Statements of Income.

New Commercial Vehicle Sales.   New commercial vehicle sales represent the largest portion of our revenues, accounting for approximately $2,350.6 million, or 55.8%, of our total revenues in 2016. Of this total, new Class 8 heavy-duty truck sales accounted for approximately $1,455.8 million, or 34.5%, of our total revenues for 2016, and 61.9% of our new commercial vehicle revenues for 2016.

Our Rush Truck Centers that sell new and used Class 8 heavy-duty trucks may also sell medium-duty and light-duty commercial vehicles. Certain Rush Truck Centers sell medium-duty commercial vehicles manufactured by Peterbilt, Hino, Isuzu, Ford, International or Mitsubishi Fuso and buses manufactured by Blue Bird, IC BUS or Elkhart and light-duty commercial vehicles manufactured by Ford (see Part I, Item 1, “General – Rush Truck Centers” for information on which brands we sell at each Rush Truck Center). New medium-duty commercial vehicle sales, excluding new bus sales, accounted for approximately $714.8 million, or 17.0%, of our total revenues for 2016, and 30.4% of our new commercial vehicle revenues for 2016. New light-duty commercial vehicle sales accounted for approximately $63.6 million, or 1.5%, of our total revenues for 2016, and 2.7% of our new commercial vehicle revenues for 2016. New bus sales accounted for approximately $96.9 million, or 2.3%, of our total revenues for 2016, and 4.1% of our new commercial vehicle revenues for 2016.

A significant portion of our new commercial vehicle sales are to fleet customers. Because of the size and geographic scope of our Rush Truck Center network, our strong relationships with our fleet customers and our ability to handle large quantities of used commercial vehicle trade-ins, we are able to successfully market and sell to fleet customers nationwide. We believe that we have a competitive advantage over most other dealerships in that we can absorb multi-unit trade-ins often associated with fleet sales and effectively disperse the used commercial vehicles for resale throughout our dealership network and our dedicated used truck facilities. We believe that the broad range of services we offer to purchasers of commercial vehicles at the time of purchase and post-purchase has resulted in a high level of customer loyalty.

Used Commercial Vehicle Sales.  Used commercial vehicle sales accounted for approximately $289.4 million, or 6.9%, of our total revenues for 2016. We sell used commercial vehicles at most of our Rush Truck Centers and also at our non-franchised, dedicated used commercial vehicle facilities. We believe that we are well positioned to market used commercial vehicles due to our ability to recondition them for resale utilizing the parts and service departments of our Rush Truck Centers and our ability to move used commercial vehicles between our dealerships as customer demand warrants. The majority of our used commercial vehicle inventory consists of commercial vehicles taken as trade-ins from new commercial vehicle customers or retired from our lease and rental fleet, but we also supplement our used commercial vehicle inventory by purchasing used commercial vehicles from third parties for resale, as market conditions warrant.

New and Used Commercial Vehicle Financing.  Our Rush Truck Centers have personnel responsible for arranging third-party financing for our product offerings. Generally, commercial vehicle finance contracts are memorialized through the use of installment contracts, which are secured by the commercial vehicles financed, and require a down payment, with the remaining balance financed over a two to seven-year period. The majority of these finance contracts are sold to third parties without recourse to us. We provide an allowance for repossession losses and early repayment penalties that we may incur under these finance contracts.

Truck Leasing and Rental.   Truck leasing and rental revenues accounted for approximately $208.1 million, or 4.9%, of our total revenues for 2016. At our Rush Truck Leasing locations, we engage in full-service truck leasing through PacLease and Idealease. Rental trucks are also generally serviced at our facilities. We had 7,841 vehicles in our lease and rental fleet, including cranes, as of December 31, 2016, compared to 7,800 vehicles as of December 31, 2015. Generally, we sell trucks that have been retired from our lease and rental fleet through the used sales operations at our Rush Truck Centers and also at our non-franchised, dedicated used commercial vehicle facilities. Historically, we have realized gains on the sale of used lease and rental trucks.

Insurance Products

The sale of financial and insurance products accounted for approximately $18.6 million, or 0.4%, of our total revenues for 2016. Finance and insurance revenues have minimal direct costs and, therefore, contribute a disproportionate share of our operating profits. We sell, as agent, a complete line of property and casualty insurance to commercial vehicle owners. Our agency is licensed to sell truck liability, collision and comprehensive, workers’ compensation, cargo, and credit life insurance coverage offered by a number of leading insurance companies. Our renewal rate in 2016 was approximately 82%. We also have licensed insurance agents at several Rush Truck Centers.

Sales and Marketing

Our established history of operations in the commercial vehicle business has resulted in a strong customer base that is diverse in terms of geography, industry and scale of operations. Our customers include regional and national truck fleets, corporations, local and state governments and owner operators. During 2016, no single customer accounted for more than 10% of our sales by dollar volume. We generally promote our products and related services through direct customer contact by our sales personnel, advertisements in trade magazines and online and attendance at industry shows.

In an effort to enhance our name recognition and to communicate the standardized high level of quality products and services provided at our Rush Truck Centers, we implement our “Rush” brand name concept at each of our vehicle dealerships.

Facility Management

Personnel. Each of our facilities is typically managed by a general manager who oversees the operations, personnel and the financial performance of the location, subject to the direction of a regional manager and personnel at our corporate headquarters. Additionally, each full-service Rush Truck Center is typically staffed by a sales manager, parts manager, service manager, body shop manager, sales representatives, parts employees, and other service and make-ready employees, as appropriate, given the services offered. The sales staff of each Rush Truck Center is compensated on a salary plus commission, or a commission only basis, while managers receive a combination of salary and performance bonus. We believe that our employees are among the highest paid in the industry, which enables us to attract and retain qualified personnel.

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

Compliance with Policies. Each Rush Truck Center is audited regularly for compliance with corporate policies and procedures. These routine, unannounced internal audits objectively measure dealership performance with respect to corporate expectations in the management and administration of sales, commercial vehicle inventory, parts inventory, parts sales, service sales, body shop sales, corporate policy compliance, human resources compliance, and environmental and safety compliance matters.

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

Commercial Vehicle Inventory Management. We utilize our management information systems to monitor the inventory level of commercial vehicles at each of our dealerships. Our systems provide the information that allows for the transfer of new and used commercial vehicle inventory among Rush Truck Centers as needed.

Parts Distribution and Inventory Management. We utilize a parts inventory tracking system that allows for the prompt transfer of parts inventory among various Rush Truck Centers. The transfer of inventory reduces delays in delivery, helps maximize inventory turns and assists in controlling problems created by overstock and understock situations. Our network is linked to our major suppliers for purposes of ordering parts and managing parts inventory levels. Automated reordering and communication systems allow us to maintain proper parts inventory levels and permit us to have parts inventory delivered to our locations, or directly to customers, typically within 24 hours of an order being placed.

Recent Acquisitions

On May 27, 2016, we acquired certain assets of Transwest Truck Center Las Vegas, LLC, which included a Ford truck franchise in Las Vegas, Nevada. The transaction was valued at approximately $0.8 million, with the purchase price paid in cash.

On September 28, 2015, in connection with the divestiture of our Peterbilt dealership in Charlotte, North Carolina, we acquired certain assets of Peterbilt of Las Vegas, Inc., which operated a commercial vehicle dealership in Las Vegas, Nevada.  This location is operating as a Rush Truck Center and is a full-service Peterbilt dealership. The acquisition also included a PacLease commercial vehicle rental and leasing business.  The dealership swap was a like-kind exchange for tax purposes and enabled us to be consistent with our preferred strategy of not having dealerships representing multiple Class 8 manufacturers in the same market, as we continue to operate a facility representing International, Hino and Isuzu trucks in Charlotte. The sale price for the assets in Charlotte, North Carolina was approximately $6.4 million, which was offset by floor plan and accounts payable of $5.9 million. The purchase price for the assets in Las Vegas, Nevada was approximately $3.4 million, which was paid in cash.

On July 27, 2015, we acquired certain assets of Dallas Truck Center, Inc., which included real estate and used truck inventory, in Dallas, Texas. We are now operating this facility as Rig Tough Used Trucks, Dallas, a dedicated, non-franchised used commercial vehicle sales facility. The transaction was valued at approximately $3.3 million, with the purchase price paid in cash.

On May 4, 2015, we acquired certain assets of Yancey Truck Centers, LLC, which operated commercial vehicle dealerships in Albany, Blackshear, Tifton, Valdosta, Augusta, Columbus and Macon, Georgia.  Certain of these locations are operating as Rush Truck Centers and offer commercial vehicle sales, parts and service for International trucks.  The acquisition also included an Idealease commercial vehicle rental and leasing business. The purchase price for the assets, goodwill, franchise rights and dealership properties was approximately $30.1 million, which was paid in cash and a portion financed under our floor plan arrangement.

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

Competition

There is, and will continue to be, significant competition both within our current markets and in new markets we may enter. We anticipate that competition between us and other dealership groups will continue to increase in our current markets and on a national level based on the following:

●	the ability to keep customers’ vehicles operational, which is dependent on the accessibility of dealership locations;

●	the number of dealership locations representing the manufacturers that we represent and other manufacturers, which impacts manufacturers’ ability to provide more consistent, higher quality service in a timely manner across their dealership networks;

●	price, value, quality and design of the products sold; and

●	attention to customer service (including technical service).

Our dealerships compete with dealerships representing other manufacturers including commercial vehicles manufactured by Mack, Freightliner, Kenworth, Volvo, and Western Star. We believe that our dealerships are able to compete with manufacturer-owned dealers, other franchised dealership groups, independent service centers, parts wholesalers, commercial vehicle wholesalers, rental service companies and industrial auctioneers in distributing our products and providing service because of the following: the overall quality and reputation of the products we sell; the “Rush” brand name recognition and reputation for quality service; the geographic scope of our dealership network; the breadth of vehicles offered in our dealership network; and our ability to provide comprehensive parts and service support, as well as financing, insurance and other customer services.

Dealership Agreements

Peterbilt. We have entered into nonexclusive dealership agreements with Peterbilt that authorize us to act as a dealer of Peterbilt heavy- and medium-duty trucks. Our Peterbilt areas of responsibility currently encompass areas in the states of Alabama, Arizona, California, Colorado, Florida, Kentucky, New Mexico, Nevada, Oklahoma, Tennessee and Texas. These dealership agreements currently have terms expiring between May 2017 and March 2019 and impose certain operational obligations and financial requirements upon us and our dealerships. Our dealership agreements with Peterbilt may be terminated by Peterbilt in the event that the aggregate voting power of W. Marvin Rush, W.M. “Rusty” Rush, other members of the Rush family and certain executives of the Company decreases below 22%. Sales of new Peterbilt commercial vehicles accounted for approximately 34.0% of our total revenues for 2016.

International. We have entered into nonexclusive dealership agreements with Navistar that authorize us to act as a dealer of International heavy- and medium-duty trucks and IC buses. Our Navistar areas of responsibility currently encompass areas in the states of Georgia, Idaho, Illinois, Indiana, Missouri, North Carolina, Ohio, Utah and Virginia. These dealership agreements currently have terms expiring between December 2017 and March 2021 and impose certain operational obligations and financial requirements upon us and our dealerships. Sales of new International commercial vehicles accounted for approximately 10.9% of our total revenues for 2016.

Other Commercial Vehicle Suppliers. In addition to our dealership agreements with Peterbilt and Navistar, various Rush Truck Centers have entered into dealership agreements with other commercial vehicle manufacturers, including Blue Bird, Micro Bird and Mitsubishi Fuso, which currently have terms expiring between July 2017 and November 2018 and Ford, Hino and Isuzu, which have indefinite terms. These dealership agreements impose operating requirements upon us and require consent from the affected supplier for the sale or transfer of such dealership agreement. Sales of new non-Peterbilt and non-International commercial vehicles accounted for approximately 10.8% of our total revenues for 2016.

Any termination or non-renewal of our dealership agreements must follow certain guidelines established by both state and federal legislation designed to protect motor vehicle dealers from arbitrary termination or non-renewal of franchise agreements. The federal Automobile Dealers Day in Court Act and other similar state laws generally provide that the termination or non-renewal of a motor vehicle dealership agreement must be done in “good faith” and upon a showing of “good cause” by the manufacturer for such termination or non-renewal, as such terms have been defined by statute and interpreted in case law.

Floor Plan Financing

During 2016, we financed the majority of all new commercial vehicle inventory purchases and the loan value of our used commercial vehicle inventory under a credit agreement (the “Floor Plan Credit Agreement”) with BMO Harris Bank N.A. that was amended and restated on July 7, 2016. The Floor Plan Credit Agreement includes an aggregate loan commitment of $875.0 million. Borrowings under the Floor Plan Credit Agreement bear interest at an annual rate equal to (A) the greater of (i) zero and (ii) three month LIBOR rate, determined on the last day of the prior month, plus (B) 1.51% and are payable monthly.  In addition, we are required to pay a monthly working capital fee equal to 0.16% per annum multiplied by the amount of voluntary prepayments of new and used inventory loans. Loans under the Floor Plan Credit Agreement for the purchase of used inventory are limited to $150.0 million. We may terminate the Floor Plan Credit Agreement at any time, although if we do so we must pay a prepayment processing fee equal to: (i) 2.0% of the aggregate revolving loan commitments if such termination occurs on or before January 1, 2018; (ii) 1.0% of the aggregate revolving loan commitments if such termination occurs after January 1, 2018 and on or prior to July 1, 2018; and (iii) $500,000 if such termination occurs after July 1, 2018 and prior to June 30, 2019, subject to specified limited exceptions. On December 31, 2016, we had approximately $548.1 million outstanding under the Floor Plan Credit Agreement. The average daily outstanding borrowings under the Floor Plan Credit Agreement were $632.8 million during the twelve months ended December 31, 2016. Periodically, we utilize our excess cash on hand to pay down our outstanding borrowings under the Floor Plan Credit Agreement, and the resulting interest earned is recognized as an offset to our gross interest expense under the Floor Plan Credit Agreement.

In June 2012, we entered into a wholesale financing agreement with Ford Motor Credit Company that provides for the financing of, and is collateralized by, our Ford new vehicle inventory. This wholesale financing agreement bears interest at a rate of Prime plus 150 basis points minus certain incentives and rebates; however, the prime rate is defined to be a minimum of 3.75%. As of December 31, 2016, the interest rate on the wholesale financing agreement was 5.25% before considering the applicable incentives. As of December 31, 2016, we had an outstanding balance of approximately $66.4 million under the Ford Motor Credit Company wholesale financing agreement.

Product Warranties

The manufacturers we represent provide retail purchasers of their products with a limited warranty against defects in materials and workmanship, excluding certain specified components that are separately warranted by the suppliers of such components. We provide a warranty on our proprietary line of parts and related service. We also provide an extended warranty beyond the manufacturer’s warranty on new school buses sold in the State of Texas, as required by state law.

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

Trademarks

The trademarks and trade names of the manufacturers we represent, which are used in connection with our marketing and sales efforts, are subject to limited licenses included in our dealership agreements with each manufacturer. The licenses are for the same periods as our dealership agreements. These trademarks and trade names are widely recognized and are important in the marketing of our products. Each licensor engages in a continuous program of trademark and trade name protection. We hold registered trademarks from the U.S. Patent and Trademark Office for the following names used in this document: “Rush Enterprises,” “Rush Truck Center,” “Chrome Country,” “Rig Tough,” “CVS Custom Vehicle Solutions” and “Momentum Fuel Technologies.”

Employees

On December 31, 2016, we had 6,180 employees.

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

Seasonality

Our Truck Segment is moderately seasonal. Seasonal effects on new commercial vehicle sales related to the seasonal purchasing patterns of any single customer type are mitigated by the diverse geographic locations of our dealerships and our diverse customer base, including regional and national fleets, local and state governments, corporations and owner-operators. However, commercial vehicle parts and service operations historically have experienced higher sales volumes in the second and third quarters.

Backlog

On December 31, 2016, our backlog of commercial vehicle orders was approximately $830.3 million, compared to a backlog of commercial vehicle orders of approximately $1,223.9 million on December 31, 2015. Our backlog is determined quarterly by multiplying the number of new commercial vehicles for each particular type of commercial vehicle ordered by a customer at our Rush Truck Centers by the recent average selling price for that type of commercial vehicle. We include only confirmed orders in our backlog. However, such orders are subject to cancellation. In the event of order cancellation, we have no contractual right to the total revenues reflected in our backlog. The delivery time for a custom-ordered commercial vehicle varies depending on the truck specifications and demand for the particular model ordered. We sell the majority of our new heavy-duty commercial vehicles by customer special order and we sell the majority of our medium- and light-duty commercial vehicles out of inventory. Orders from a number of our major fleet customers are included in our backlog as of December 31, 2016, and we expect to fill the majority of our backlog orders during 2017.

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

At certain Rush Truck Centers, we operate as a dealer of Peterbilt trucks and parts pursuant to dealership agreements with Peterbilt, a division of PACCAR. We have no control over the management or operation of Peterbilt or PACCAR. During 2016, the majority of our revenues resulted from sales of trucks purchased from Peterbilt and parts purchased from PACCAR Parts. Due to our dependence on PACCAR and Peterbilt, we believe that our long-term success depends, in large part, on the following:

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

We are dependent upon Navistar for the supply of International trucks and parts and IC buses and parts, the sale of which generate a significant portion of our revenues.

At certain Rush Truck Centers, we operate as a dealer of International trucks and parts and IC buses and parts pursuant to dealership agreements with International and IC Bus, each of which are divisions of Navistar. We have no control over the management or operation of International, IC Bus or Navistar. During 2016, a significant portion of our revenues resulted from sales of trucks purchased from International, buses purchased from IC Bus and parts purchased from Navistar. Due to our dependence on Navistar, International and IC Bus, we believe that our long-term success depends, in large part, on the following:

●	our ability to maintain our dealership agreements with International and IC Bus;

●	the manufacture and delivery of competitively-priced, high quality International trucks and IC buses in quantities sufficient to meet our requirements;

●	the overall success of Navistar; and

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

We have entered into nonexclusive dealership agreements with Peterbilt that authorize us to act as a dealer of Peterbilt trucks. Peterbilt may terminate our dealership agreements in the event of a change of control of the Company or if we violate any number of provisions in the dealership agreements. Under our Peterbilt dealership agreements, the following constitute a change of control: (i) with respect to the election of directors, the aggregate voting power held by W. Marvin Rush, W. M. “Rusty” Rush, Barbara Rush, Robin M. Rush, David C. Orf, James Thor, Martin A. Naegelin, Scott Anderson, Derrek Weaver, Steven Keller, Corey Lowe and Rich Ryan (collectively, the “Dealer Principals”) decreases below 22% (such persons controlled 33.7% of the aggregate voting power with respect to the election of directors as of December 31, 2016); or (ii) any person or entity other than the Dealer Principals and their respective associates, or any person or entity who has been approved in writing by PACCAR, owns common stock with a greater percentage of the voting power with respect to the election of our directors than the Dealer Principals and their respective associates, in the aggregate, or any person other than W. Marvin Rush, W. M. “Rusty” Rush, Robin M. Rush or any person who has been approved in writing by PACCAR holds the office of Chairman of the Board, President or Chief Executive Officer of the Company. We have no control over the transfer or disposition by W. Marvin Rush, W.M. “Rusty” Rush, or by either of their estates, of their common stock. If W. Marvin Rush or W.M. “Rusty” Rush were to sell their Class B Common Stock or bequest their Class B Common Stock to a person or entity other than the Dealer Principles, or if their estates are required to liquidate their Class B Common Stock to pay estate taxes or otherwise, the change of control provisions of the Peterbilt dealership agreements may be triggered, which would give Peterbilt the right to terminate our dealership agreements. If our dealership agreements with Peterbilt are terminated, we will lose the right to purchase Peterbilt products and operate as an authorized Peterbilt dealer, which would have a material adverse effect on our operations, revenues and profitability.

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

Our dealership agreements with the manufacturers we represent have current terms expiring between July 2017 and March 2021. Upon expiration of each agreement, we must negotiate a renewal. Management expects that, consistent with in some cases decades of past practice, each of our dealership agreements will be renewed before their respective termination dates, provided that we do not breach any of the material terms of the agreements.

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

Our business requires inventories held for sale to be maintained at dealer locations in order to facilitate immediate sales to customers on demand. We generally purchase inventories with the assistance of floor plan financing agreements. Our primary floor plan financing agreement, the Floor Plan Credit Agreement, expires on June 30, 2019 and may be terminated without cause upon 120 days’ notice. In the event that our floor plan financing becomes insufficient to satisfy our future requirements or our floor plan providers are unable to continue to extend credit under our floor plan agreements, we would need to obtain similar financing from other sources. There is no assurance that such additional floor plan financing or alternate financing could be obtained or, if obtained, that it will be on commercially reasonable terms.

Impairment in the carrying value of goodwill and other indefinite-lived intangible assets could negatively affect our operating results.

We have a substantial amount of goodwill on our balance sheet as a result of acquisitions we have completed. Approximately 99% of this goodwill is concentrated in our Truck Segment. The carrying value of goodwill represents the fair value of an acquired business in excess of identifiable assets and liabilities as of the acquisition date. Goodwill is not amortized, but instead is evaluated for impairment at least annually, or more frequently if potential interim indicators exist that could result in impairment. In testing for impairment, if the carrying value of a reporting unit exceeds its current fair value as determined based on the discounted future cash flows of the reporting unit, the goodwill is considered impaired and is reduced to fair value via a non-cash charge to earnings. Events and conditions that could result in impairment include weak economic activity, adverse changes in the regulatory environment, any matters that impact the ability of the manufacturers we represent to provide commercial vehicles or parts to us, issues with our franchise rights, or other factors leading to reductions in expected long-term sales or profitability. Determination of the fair value of a reporting unit includes developing estimates that are highly subjective and incorporate calculations that are sensitive to minor changes in underlying assumptions. Management’s assumptions are subject to change as more information becomes available. Changes in these assumptions or a change in the Company’s reportable segments could result in an impairment charge in the future, which could have a significant adverse impact on our reported earnings.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates — Goodwill” for more information regarding the potential impact of changes in assumptions.

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

As of December 31, 2016, our backlog of new commercial vehicle orders was approximately $830.3 million. Our backlog is determined quarterly by multiplying the number of new commercial vehicles for each particular type of commercial vehicle ordered by a customer at our Rush Truck Centers by the recent average selling price for that type of commercial vehicle. We only include confirmed orders in our backlog. However, such orders are subject to cancellation. In the event of order cancellation, we have no contractual right to the total revenues reflected in our backlog.

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

Collectively, W. Marvin Rush and W. M. “Rusty” Rush and their affiliates own approximately 0.3% of our issued and outstanding shares of Class A Common Stock and 37.5% of our issued and outstanding Class B Common Stock. W. Marvin Rush and W.M. “Rusty” Rush collectively control approximately 32.3% of the aggregate voting power of our outstanding shares and voting power which is substantially more than any other person or group. The interests of W. Marvin Rush and W.M. “Rusty” Rush may not be consistent with the interests of all shareholders, or each other. As a result of such ownership, W. Marvin Rush and W.M. “Rusty” Rush have the power to effectively control the Company, including the election of directors, the determination of matters requiring shareholder approval and other matters pertaining to corporate governance.

Our dealership agreements could discourage another company from acquiring us.

Our dealership agreements with Peterbilt impose ownership requirements on certain officers of the Company. All of our dealership agreements include restrictions on the sale or transfer of the underlying franchises. These ownership requirements and restrictions may prevent or deter prospective acquirers from acquiring control of us and, therefore, may adversely impact the value of our common stock.

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

Actions by our shareholders or prospective shareholders that would violate any of the above restrictions on our dealership agreements are generally outside of our control. If we are unable to renegotiate these restrictions, we may be forced to terminate or sell one or more of our dealerships, which could have a material adverse effect on us. These restrictions may also inhibit our ability to raise required capital or to issue our stock as consideration for future acquisitions.

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

The market price of our Class B Common Stock has historically been lower than the market price of our Class A Common Stock. The volume of trading in our Class B Common Stock varies greatly and may often be light. As of December 31, 2016, the three-month average daily trading volume of our Class B Common Stock was approximately 29,000 shares, with several days having a trading volume below 10,000 shares. If any large shareholder were to begin selling shares in the market, the added available supply of shares could cause the market price of our Class B Common Stock to drop. In addition, the lack of a robust resale market may require a shareholder to sell a large number of shares of our Class B Common Stock in increments over time to mitigate any adverse impact of the sales on the market price of our Class B Common Stock.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate headquarters are located in New Braunfels, Texas. As of December 2016, we also own or lease numerous facilities used in our operations in the following states: Alabama, Arizona, California, Colorado, Florida, Georgia, Idaho, Illinois, Indiana, Kansas, Kentucky, Missouri, New Mexico, Nevada, North Carolina, Ohio, Oklahoma, Pennsylvania, Tennessee, Texas, Utah and Virginia.

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

	2016		2015
	High	Low	High	Low
Class A Common Stock

First Quarter	$22.20	$14.19	$32.59	$25.94
Second Quarter	22.88	16.54	28.73	25.55
Third Quarter	25.09	20.58	27.00	22.58
Fourth Quarter	34.11	21.99	27.45	19.04

Class B Common Stock

First Quarter	$22.08	$14.20	$28.28	$23.73
Second Quarter	21.86	16.47	26.81	23.17
Third Quarter	25.00	20.22	25.01	20.82
Fourth Quarter	31.56	22.14	25.84	20.08

As of February 14, 2017, there were approximately 27 record holders of Class A Common Stock and approximately 36 record holders of Class B Common Stock.

We did not pay dividends during the fiscal year ended December 31, 2016, or the fiscal year ended December 31, 2015. The Board of Directors intends to retain any earnings to support operations, repurchase shares and to finance expansion. Any future determination as to the payment of dividends will be at the discretion of the Board of Directors of the Company and will depend on the Company’s financial condition, results of operations, capital requirements and such other factors as the Board of Directors deems relevant.

As of December 31, 2016, we have not sold any securities in the last three years that were not registered under the Securities Act.

A summary of the Company’s stock repurchase activity for the fourth quarter of 2016 is as follows:

Period	Total Number of Shares Purchased (1)(2)(3)	Average Price Paid Per Share (1)		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (3)
October 1 – October 31, 2016	109,466	$23.68	(4)	109,466	$3,974,400
November 1 – November 30, 2016	145,328	27.57	(5)	145,328	0
December 1 – December 31, 2016	115,373	30.13	(6)	115,373	36,520,932
Total	370,167			370,167	36,520,932

 ______________

(1)	The calculation of the average price paid per share does not give effect to any fees, commissions or other costs associated with the repurchase of such shares.
(2)	The shares represent Class B Common Stock repurchased by the Company.
(3)	The Company repurchased shares under a stock repurchase program announced on December 4, 2015, which authorized the repurchase of up to $40.0 million of its shares of Class A Common Stock and/or Class B Common Stock. This stock repurchase program expired on November 30, 2016. The Company announced a new $40 million stock program on November 30, 2016, which authorized the repurchase of up to $40.0 million of its shares of Class A Common Stock and/or Class B Common Stock and will expire on November 30, 2017.
(4)	Represents 109,466 shares of Class B Common Stock at an average price paid per share of $23.68.
(5)	Represents 143,883 shares of Class B Common Stock at an average price paid per share of $27.57.
(6)	Represents 115,373 shares of Class B Common Stock at an average price paid per share of $30.13.

Information regarding the Company’s equity compensation plans is incorporated by reference from Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters,” of this annual report on Form 10-K, and should be considered an integral part of this Item 5.

Performance Graph

The following graph shows the value as of December 31, 2016, of a $100 investment in the Company’s common stock made on December 31, 2011 (with dividends reinvested), as compared with similar investments based on (i) the value of the S&P 500 Index (with dividends reinvested) and (ii) the value of a market-weighted Peer Group Index composed of the common stock of PACCAR, Inc., Werner Enterprises, Inc., Penske Automotive Group, Inc. and Lithia Motors, Inc., in each case on a “total return” basis assuming reinvestment of dividends. The market-weighted Peer Group Index values were calculated from the beginning of the performance period. The historical stock price performance shown below is not necessarily indicative of future stock price performance.

	December 31,
	2011	2012	2013	2014	2015	2016
Rush Enterprises, Inc.	$100.00	$100.08	$145.44	$158.78	$115.48	$165.53
S&P 500	100.00	116.00	153.58	174.60	177.01	198.18
Peer Group	100.00	127.06	176.22	206.89	161.97	211.00

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

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(in thousands, except per share amounts)
SUMMARY OF INCOME STATEMENT DATA
Revenues
New and used commercial vehicle sales	$2,640,019	$3,360,808	$3,195,873	$2,239,847	$2,149,335
Parts and service sales	1,332,356	1,382,447	1,315,694	988,317	817,280
Lease and rental	208,154	199,867	177,561	129,638	100,247
Finance and insurance	18,582	21,150	19,988	15,320	13,638
Other	15,503	15,461	18,240	11,583	10,067
Total revenues	4,214,614	4,979,733	4,727,356	3,384,705	3,090,567
Cost of products sold	3,496,602	4,194,786	3,971,310	2,812,691	2,589,800
Gross profit	718,012	784,947	756,046	572,014	500,767
Selling, general and administrative	587,778	619,268	573,670	450,340	361,727
Depreciation and amortization	51,261	43,859	40,786	29,925	25,016
Gain (loss) on sale of assets	1,755	(544)	151	5	176
Operating income	80,728	121,276	141,741	91,754	114,200
Interest expense, net	14,279	13,473	11,198	10,693	13,017
Income before income taxes	66,449	107,803	130,543	81,061	101,183
Provision (benefit) for income taxes	25,867	41,750	50,586	31,844	38,728
Net income	$40,582	$66,053	$79,957	$49,217	$62,455

Earnings per common share - Basic:
Net income	$1.02	$1.64	$2.01	$1.25	$1.62

Earnings per common share - Diluted:
Net income	$1.00	$1.61	$1.96	$1.22	$1.57

Weighted average shares outstanding:
Basic	39,938	40,271	39,783	39,405	38,643
Diluted	40,603	41,093	40,894	40,506	39,688

	Year Ended December 31,
	2016	2015	2014	2013	2012
OPERATING DATA
Unit vehicle sales −
New vehicles	23,627	29,780	27,459	19,931	18,427
Used vehicles	7,008	7,922	7,893	6,405	4,744
Total unit vehicles sales	30,635	37,702	35,352	26,336	23,171
Truck lease and rental units (including units under contract maintenance and crane units)	9,074	9,145	8,073	6,315	5,359

	December 31,
	2016	2015	2014	2013	2012
	(in thousands)
BALANCE SHEET DATA
Working capital	$118,318	$79,549	$152,517	$207,984	$202,983
Inventories	840,304	1,061,198	1,024,104	802,220	690,953
Total assets	2,603,047	2,852,008	2,675,875	2,151,521	1,866,936

Floor plan notes payable	646,945	854,758	845,977	593,649	534,520
Long-term debt, including current portion	604,003	647,755	578,254	482,781	399,664
Capital lease obligations, including current portion	84,493	83,765	57,250	45,467	49,973
Total shareholders’ equity	862,825	844,897	764,339	665,381	607,946

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a full-service, integrated retailer of commercial vehicles and related services. We operate one segment - the Truck Segment. The Truck Segment operates a nationwide network of commercial vehicle dealerships under the name “Rush Truck Centers.” Each Rush Truck Center is a franchised dealership for commercial vehicles manufactured by Peterbilt, International, Hino, Ford, Isuzu, Mitsubishi Fuso, IC Bus or Blue Bird. Through our strategically located network of Rush Truck Centers, we provide one-stop service for the needs of our commercial vehicle customers. We offer an integrated approach to meeting customer needs by providing service, parts and collision repair in addition to new and used commercial vehicle sales and leasing, insurance and financial services, vehicle upfitting, CNG fuel systems, vehicle telematics products, chrome accessories and tires.

Our goal is to continue to serve as the premier service solutions provider to the commercial vehicle industry. Our strategic efforts to achieve this goal include continuously expanding our portfolio of Aftermarket Services, broadening the diversity of our commercial vehicle product offerings and extending our network of service points. Our commitment to provide innovative solutions to service our customers’ business needs continues to drive our strong Aftermarket Services revenues.

Our Aftermarket Services include a wide range of capabilities and products such as providing parts, service and collision repair at certain of our Rush Truck Centers, a fleet of mobile service units, mobile technicians who work in our customers’ facilities, a proprietary line of commercial vehicle parts and accessories, vehicle upfitting, a broad range of diagnostic and analysis capabilities, a suite of telematics products, factory-certified service for alternative fuel vehicles and assembly service for specialized bodies and equipment. Aftermarket Services accounted for 67.0% of our total gross profits in 2016.

Summary of 2016

Our results of operations for the year ended December 31, 2016 are summarized below as follows:

●	Our gross revenues totaled $4,214.6 million in 2016, a 15.4% decrease from gross revenues of $4,979.7 million in 2015.

●	Gross profit decreased $66.9 million, or 8.5%, in 2016, compared to 2015. Gross profit as a percentage of sales increased to 17.0% in 2016 from 15.8% in 2015.

●	Our Class 8 heavy-duty unit sales, which accounted for 5.5% of the total U.S. market, decreased 35.9% over 2015.

●	Our Class 4-7 medium-duty unit sales, which accounted for 4.9% of the total U.S. market, decreased 0.9% over 2015. Light-duty truck unit sales increased 0.7% compared to 2015.

●	Aftermarket Services revenues were $1,332.4 million in 2016, compared to $1,382.4 million in 2015.

●	Selling, General and Administrative expenses decreased $31.5 million, or 5.1%, in 2016, compared to 2015.

We also completed the following growth initiatives in 2016:

●	We opened a newly constructed International and IC Bus dealership in Columbus, Ohio, consolidating two dealerships into one new location.

●	We completed a major renovation of our Peterbilt, Ford and Isuzu dealership in Whittier, California.

●	We relocated our Peterbilt dealership in Odessa, Texas, to a newly constructed, larger facility.

●

On May 27, 2016, we acquired certain assets of Transwest Truck Center Las Vegas, LLC, which included a Ford truck franchise in Las Vegas, Nevada. The transaction was valued at approximately $0.8 million, with the purchase price paid in cash.

●	Rush Truck Center, Denver moved to a newly constructed, expanded dealership facility.

●	We opened a new Peterbilt dealership location in Bowling Green, Kentucky.

●

We launched RushCare Service Connect, a technology platform that allows customers to receive real-time repair status updates about their vehicles in our shops through an online portal. This solution offers customers an enhanced, two-way communication and transparency about their vehicle status.

2017 Outlook

According to A.C.T. Research Co., LLC (“A.C.T. Research”), a commercial vehicle industry data and forecasting service provider, U. S. Class 8 retail sales are estimated to total 160,000 units in 2017, a 21.8% decrease compared to 196,901 units in 2016. We expect our Class 8 commercial vehicle sales will decrease consistent with the market in 2017.

According to A.C.T. Research, U. S. Class 4 through 7 retail sales are estimated to total 232,800 units, up 2.9% over 2016. We believe our Class 4 through 7 commercial vehicle sales will remain stable through 2017.

We continue to make progress on initiatives related to increasing parts sales and service technology.  We expect to see more significant financial results from these initiatives beginning in 2017.

Key Performance Indicator

Absorption Ratio. Management uses several performance metrics to evaluate the performance of our commercial vehicle dealerships and considers Rush Truck Centers’ “absorption ratio” to be of critical importance. Absorption ratio is calculated by dividing the gross profit from the parts, service and body shop departments by the overhead expenses of all of a dealership’s departments, except for the selling expenses of the new and used commercial vehicle departments and carrying costs of new and used commercial vehicle inventory. When 100% absorption is achieved, all of the gross profit from the sale of a commercial vehicle, after sales commissions and inventory carrying costs, directly impacts operating profit. In 1999, our commercial vehicle dealerships’ absorption ratio was approximately 80%. Since 1999, we have made a concerted effort to increase our absorption ratio. Our commercial vehicle dealerships achieved a 112.2% absorption ratio for the year ended December 31, 2016 and 115.6% absorption ratio for the year ended December 31, 2015.

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

Goodwill was tested for impairment during the fourth quarter of 2016 and no impairment was required. The fair value of our reporting unit exceeded the carrying value of its net assets. As a result, we were not required to conduct the second step of the impairment test. We do not believe our reporting unit is at risk of failing step one of the impairment test.

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

Changes in the frequency, severity, and development of existing claims could influence our reserve for claims and financial position, results of operations and cash flows. We do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions we used to calculate our self-insured liabilities. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to losses or gains that could be material. A 10% change in our estimate would have changed our reserve for these losses at December 31, 2016 by $0.9 million.

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

New Accounting Standards

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2016-09, “Compensation – Stock Compensation (Topic 718),” which changes the accounting for certain aspects of share-based payments to employees. The new guidance requires excess tax benefits and tax deficiencies be recorded in the income statement when the awards vest or are settled. In addition, cash flows related to excess tax benefits will no longer be separately classified as a financing activity apart from other income tax cash flows. The standard also allows us to repurchase more of each employee’s shares for tax withholding purposes without triggering liability accounting, clarifies that all cash payments made on an employee’s behalf for withheld shares should be presented as a financing activity on our cash flows statement, and provides an accounting policy election to account for forfeitures as they occur. The new standard is effective for us beginning January 1, 2017. We do not expect the adoption to materially impact our consolidated financial statements.

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

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled to when products are transferred to customers. ASU 2014-09 will be effective for us beginning in our first quarter of 2018, and early adoption is permitted. The ASU provides two transition methods: (i) retrospectively to each prior reporting period presented or (ii) retrospectively with the cumulative effect of initially applying this ASU recognized at the date of initial application.

Subsequently, the FASB issued the following standards related to ASU 2014-09: ASU No. 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations”; ASU No. 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing”; and ASU No. 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients.”

We will adopt ASU 2014-09 on January 1, 2018. In 2016, we established a cross-functional team with representatives from our major revenue streams to review our current accounting policies and practices, assess the effect of the standard on our revenue contracts and identify potential differences. In addition, we are in the process of evaluating changes to our business processes and controls to support recognition and disclosure under the new standard. While we are currently assessing the impact of the new standard, our revenue is primarily generated from the sale of finished products to customers. Those sales predominantly contain a single delivery element and revenue is recognized at a single point in time when ownership, risks and benefits transfer. The timing of revenue recognition for these transactions is not expected to be significantly impacted by the new standard. We continue to review the impact of this standard on potential disclosure changes in our financial statements as well as which transition approach will be applied.

Results of Operations

The following discussion and analysis includes our historical results of operations for 2016, 2015 and 2014. The following table sets forth for the years indicated certain financial data as a percentage of total revenues:

	Year Ended December 31,
	2016	2015	2014

New and used commercial vehicle sales	62.6%	67.5%	67.6%
Parts and service sales	31.6	27.8	27.8
Lease and rental	5.0	4.0	3.8
Finance and insurance	0.4	0.4	0.4
Other	0.4	0.3	0.4
Total revenues	100.0	100.0	100.0

Cost of products sold	83.0	84.2	84.0
Gross profit	17.0	15.8	16.0

Selling, general and administrative	13.9	12.4	12.1
Depreciation and amortization	1.2	0.9	0.9
Operating income	1.9	2.5	3.0
Interest expense, net	0.3	0.3	0.2
Income from continuing operations before income taxes	1.6	2.2	2.8
Provision for income taxes	0.6	0.8	1.1
Net income	1.0%	1.4%	1.7%

The following table sets forth the unit sales and revenue for new heavy-duty, new medium-duty, new light-duty and used commercial vehicles and the absorption ratio for the years indicated (revenue in millions):

				% Change
	2016	2015	2014	2016 vs 2015	2015 vs 2014
Vehicle unit sales:
New heavy-duty vehicles	10,816	16,874	15,833	-35.9%	6.6%
New medium-duty vehicles	11,135	11,241	9,922	-0.9%	13.3%
New light-duty vehicles	1,676	1,665	1,704	0.7%	-2.3%
Total new vehicle unit sales	23,627	29,780	27,459	-20.7%	8.4%

Used vehicles sales	7,008	7,922	7,893	-11.5%	0.3%

Vehicle revenue:
New heavy-duty vehicles	$1,455.8	$2,133.2	$2,087.4	-31.8%	2.2%
New medium-duty vehicles	811.7	808.9	708.9	0.3%	14.1%
New light-duty vehicles	63.6	60.2	58.2	5.6%	3.4%
Total new vehicle revenue	$2,331.1	$3,002.3	$2,854.5	-22.4%	5.2%

Used vehicle revenue	$289.4	$338.7	$327.7	-14.6%	3.4%

Other vehicle revenue:(1)	$19.5	$19.8	$13.7	-1.5%	44.5%

Dealership absorption ratio:	112.2%	115.6%	117.8%	-2.9%	-1.9%

(1) Includes sales of truck bodies, trailers and other new equipment.

The following table sets forth for the periods indicated the percent of gross profit by revenue source:

	2016	2015	2014
Gross Profit:
New and used commercial vehicle sales	24.6%	28.3%	29.1%
Parts and service sales	67.0	64.1	62.6
Lease and rental	3.6	2.9	3.3
Finance and insurance	2.6	2.7	2.6
Other	2.2	2.0	2.4
Total gross profit	100.0%	100.0%	100.0%

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

Typically, Class 8 trucks are assembled by manufacturers utilizing certain components that may be manufactured by other companies, including engines, transmissions, axles, wheels and other components. As commercial vehicles and certain commercial vehicle components have become increasingly complex, the ability to provide state-of-the-art service for commercial vehicles has become a competitive factor in the industry. The ability to provide such service requires a significant capital investment in diagnostic and other equipment, parts inventory and highly trained service personnel. EPA and DOT regulatory guidelines for service processes, including body shop, paint work and waste disposal, require sophisticated operating and testing equipment to ensure compliance with environmental and safety standards. Differentiation between commercial vehicle dealers has become less dependent on price competition and is increasingly based on a dealer’s ability to offer a wide variety of services to their clients in a timely manner to minimize vehicle downtime. Such services include the following: efficient, conveniently located and easily accessible commercial vehicle service centers with an adequate supply of replacement parts; financing for commercial vehicle purchases; leasing and rental programs; and the ability to accept multiple unit trade-ins related to large fleet purchases. We believe our one-stop center concept and the size and geographic diversity of our dealership network gives us a competitive advantage in providing these services.

A.C.T. Research currently estimates approximately 160,000 new Class 8 trucks will be sold in the United States in 2017, compared to approximately 196,901 new Class 8 trucks sold in 2016. A.C.T. Research currently forecasts sales of new Class 8 trucks in the U.S. to be approximately 186,000 in 2018.

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

A.C.T. Research currently forecasts sales of new Class 4 through 7 commercial vehicles in the U.S. to be approximately 232,800 in 2017, compared to 226,258 in 2016. A.C.T. Research currently forecasts sales of new Class 4 through 7 commercial vehicles in the U.S. to be approximately 236,800 in 2018.

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

Revenues

Total revenues decreased $765.1 million, or 15.4%, in 2016, compared to 2015.

Our Aftermarket Services revenues decreased $50.1 million, or 3.6%, in 2016, compared to 2015. This decrease was primarily due to continued softness in the energy sector, consolidation of Navistar dealership locations in the second quarter of 2016 and an industry-wide decrease in parts sales according to McKay & Company, a marketing research and management consulting firm.

Revenues from sales of new and used commercial vehicles decreased $720.8 million, or 21.4%, in 2016, compared to 2015. Our Class 8 new commercial vehicle sales in 2016 were severely impacted by a significantly weaker Class 8 commercial vehicle market.

We sold 10,816 heavy-duty trucks in 2016, a 35.9% decrease compared to 16,874 heavy-duty trucks in 2015. Our heavy-duty new truck sales in 2016 were impacted by a significantly weaker commercial vehicle market and decreased sales to some of our largest fleet customers. According to A.C.T. Research, U.S. Class 8 retail sales totaled 196,901 in 2016, a decrease of approximately 22.2%, compared to 2015. The decrease in demand for Class 8 trucks since 2015 has resulted from erratic freight demand, weak used truck prices and excess capacity. Our share of the U.S. Class 8 commercial vehicle sales market decreased to approximately 5.5% in 2016, from 6.7% in 2015. We expect our U.S. Class 8 commercial vehicle sales market share to range between 5.5% and 6.0% in 2017. This market share percentage would result in the sale of approximately 8,800 to 9,600 of Class 8 commercial vehicles in 2017, based on A.C.T. Research’s current U.S. retail sales estimate of 160,000 units.

We sold 11,135 medium-duty commercial vehicles, including 1,132 buses, in 2016, a 0.9% decrease compared to 11,241 medium-duty commercial vehicles, including 1,140 buses, in 2015. According to A.C.T. Research, U.S. Class 4 through 7 retail sales totaled 226,258 in 2016, an increase of approximately 3.7%, compared to 2015. In 2016, we achieved a 4.9% share of the Class 4 through 7 market in the U.S. We expect our market share to range between 4.9% and 5.5% of the U.S. Class 4 through 7 commercial vehicle sales in 2017. This market share percentage would result in the sale of approximately 11,400 to 12,800 of Class 4 through 7 commercial vehicles in 2017, based on A.C.T. Research’s current U.S. retail sales estimates of 233,800 units.

We sold 1,676 light-duty vehicles in 2016, a 0.7% increase compared to 1,665 light-duty vehicles in 2015. We expect to sell approximately 1,700 light-duty vehicles in 2017.

We sold 7,008 used commercial vehicles in 2016, an 11.5% decrease compared to 7,922 used commercial vehicles in 2015. This decrease was primarily the result of an oversupply of used Class 8 trucks for sale across the U.S. as a result of decreased demand. We expect to sell approximately 6,200 to 7,000 used commercial vehicles in 2017.

Commercial vehicle lease and rental revenues increased $8.3 million, or 4.1%, in 2016, compared to 2015. We expect lease and rental revenue to increase 5% to 10% during 2017, compared to 2016.

Finance and insurance revenues decreased $2.6 million, or 12.1%, in 2016, compared to 2015. The decrease in finance and insurance revenue was primarily a result of the decrease in new and used commercial vehicle sales in 2016. We expect finance and insurance revenue to fluctuate proportionately with our new and used commercial vehicle sales in 2017. Finance and insurance revenues have limited direct costs and, therefore, contribute a disproportionate share of our operating profits.

Other income remained flat at $15.5 million in 2016 when compared to 2015. Other income consists primarily of the gain on sale realized on trucks from the lease and rental fleet, document fees related to commercial vehicle sales and income from Central California Truck and Trailer Sales, LLC (“CCTTS”), our joint venture that operates non-franchised used commercial vehicle sales facilities in California and Arizona.

Gross Profit

Gross profit decreased $66.9 million, or 8.5%, in 2016, compared to 2015. This decrease was primarily the result of decreased sales of new and used Class 8 commercial vehicles. Gross profit as a percentage of sales increased to 17.0% in 2016, from 15.8% in 2015. This increase in gross profit as a percentage of sales is a result of a change in our product sales mix. Commercial vehicle sales, a lower margin revenue item, decreased as a percentage of total revenues to 62.6% in 2016, from 67.5% in 2015. Aftermarket Services revenues, a higher margin revenue item, increased as a percentage of total revenues to 31.6% in 2016, from 27.8% in 2015.

Gross margins from our Aftermarket Services operations decreased to 36.1% in 2016, from 36.4% in 2015. Gross profit for Aftermarket Services decreased to $480.9 million in 2016, from $503.3 million in 2015. Historically, parts operations’ gross margins range from 27% to 28% and service and body shop operations range from 67% to 68%. Gross profits from parts sales represented 55.8% of total gross profit for Aftermarket Services operations in 2016 and 55.5% in 2015. Service and body shop operations represented 44.2% of total gross profit for Aftermarket Services operations in 2016 and 44.5% 2015. We expect blended gross margins on Aftermarket Services operations to range from 36.0% to 36.3% in 2017.

Gross margins on Class 8 commercial vehicle sales increased to 7.0% in 2016, from 6.5% in 2015. This increase is attributable to the sales mix in 2016, which consisted of fewer sales to large fleet customers. In 2017, we expect overall gross margins from Class 8 commercial vehicle sales of approximately 6.5% to 7.0%. We recorded a net charge to cost of sales of $3.2 million to increase our new heavy-duty commercial vehicle valuation allowance in 2016, compared to $1.5 million in 2015.

Gross margins on medium-duty commercial vehicle sales increased to 6.0% in 2016, from 5.9% in 2015. For 2017, we expect overall gross margins from Class 4 through 7 commercial vehicle sales of approximately 5.7% to 6.2%, but this will largely depend upon the mix of purchasers and types of vehicles sold. We recorded a net charge to cost of sales of $1.1 million to increase our new medium-duty commercial vehicle valuation allowance in 2016, compared to $1.9 million in 2015.

Gross margins on used commercial vehicle sales decreased to 8.1% in 2016, from 9.6% in 2015. This decrease is primarily related to a significant decline in used commercial vehicle values caused by the oversupply of used Class 8 commercial vehicles for sale across the United States. We expect margins on used commercial vehicles to range between 7.0% and 8.0% during 2017. We recorded a net charge to cost of sales of $5.1 million to increase our used commercial vehicle valuation allowance in 2016, compared to $4.7 million in 2015.

Gross margins from commercial vehicle lease and rental sales increased to 12.5% in 2016, from 11.5% in 2015. We expect gross margins from lease and rental sales of approximately 12.0% to 13.0% during 2017. Our policy is to depreciate our lease and rental fleet using a straight line method over each customer’s contractual lease term. The lease unit is depreciated to a residual value that approximates fair value at the expiration of the lease term. This policy results in the Company realizing reasonable gross margins while the unit is in service and a corresponding gain or loss on sale when the unit is sold at the end of the lease term.

Finance and insurance revenues and other income, as described above, have limited direct costs and, therefore, contribute a disproportionate share of gross profit.

Selling, General and Administrative Expenses

Selling, General and Administrative (“SG&A”) expenses decreased $31.5 million, or 5.1%, in 2016, compared to 2015. SG&A expenses as a percentage of total revenues increased to 14.0% in 2016, from 12.4% in 2015. SG&A expenses as a percentage of total revenues have recently ranged from 12.1% to 14.7%. In general, when new and used commercial vehicle revenues decrease as a percentage of total revenues, SG&A expenses as a percentage of total revenues will be at, or exceed, the higher end of this range. For 2017, we expect SG&A expenses as a percentage of total revenues to range from 13.9% to 14.5% and the selling portion of SG&A expenses to be approximately 25.0% to 30.0% of new and used commercial vehicle gross profit.

Depreciation and Amortization Expense

Depreciation and amortization expense increased $7.4 million, or 16.9%, in 2016, compared to 2015. This increase was primarily due to the construction of new dealerships and existing dealership expansions

Interest Expense, Net

Net interest expense increased $0.8 million, or 6.0%, in 2016, compared to 2015. Net interest expense in 2017 will depend on inventory levels, interest rate fluctuations and the amount of cash available to make prepayments on our floor plan arrangements.

Income before Income Taxes

Income before income taxes decreased $41.4 million, or 38.4%, in 2016, compared to 2015, as a result of the factors described above.

Income Taxes

Income taxes decreased $15.9 million in 2016, compared to 2015. We provided for taxes at a 38.9% effective rate in 2016, compared to an effective rate of 38.73% in 2015. We expect our effective tax rate to be approximately 38.5% to 39.0% of pretax income in 2017.

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

We sold 16,874 Class 8 commercial vehicles in 2015, a 6.6% increase compared to 15,833 heavy-duty commercial vehicles in 2014. According to A.C.T. Research, U.S. Class 8 retail sales totaled 253,000 in 2015, an increase of approximately 12.9%, compared to 2014. Our share of the U.S. Class 8 truck market decreased to approximately 6.7% in 2015, from 7.1% in 2014.

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

Commercial vehicle lease and rental revenues increased $22.3 million, or 12.6%, in 2015, compared to 2014. The increase in lease and rental revenues was primarily due to the increased number of units put into service in the lease and rental fleet.

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

Gross Profit

Gross profit increased $28.9 million, or 3.8%, in 2015, compared to 2014. Gross profit as a percentage of sales decreased to 15.8% in 2015, from 16.0% in 2014, primarily as a result of the decrease in overall commercial vehicle sales margins in 2015.

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

Gross margins on Class 8 commercial vehicle sales decreased to 6.5% in 2015, from 7.1% in 2014. This decrease was attributable to the sales mix in 2015, which consisted of more sales to large fleet customers, a lower margin revenue item. We recorded a net charge to cost of sales of $1.5 million to increase our new Class 8 commercial vehicle valuation allowance in 2015, compared to $1.1 million in 2014.

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

Gross margins from commercial vehicle lease and rental sales decreased to 11.5% in 2015, from 13.9% in 2014. This decrease was primarily related to the decrease in drilling activity in the energy sector and related business activity and the decrease in demand for Class 8 commercial vehicles in rental operations due to overcapacity.

Finance and insurance revenues and other income, as described above, have limited direct costs and, therefore, contribute a disproportionate share of gross profit.

Selling, General and Administrative Expenses

SG&A expenses increased $45.6 million, or 7.9%, in 2015, compared to 2014. SG&A expenses as a percentage of total revenues increased to 12.4% in 2015, from 12.1% in 2014.

Depreciation and Amortization Expense

Depreciation and amortization expense increased $3.1 million, or 7.5%, in 2015 compared to 2014. This increase was primarily due to the construction of new dealerships, dealership expansions and acquisitions. In 2014 we initiated a plan to sell our corporate aircraft and determined that the carrying value of the corporate aircraft was no longer recoverable. We recognized a $3.4 million pre-tax non-cash asset impairment charge during the year ended December 31, 2014. The impairment loss was included in depreciation and amortization expense on the Consolidated Statements of Income. This corporate aircraft was sold in connection with the purchase of a replacement aircraft in 2015.

Interest Expense, Net

Net interest expense increased $2.3 million, or 20.3%, in 2015, compared to 2014. This increase in interest expense was primarily related to higher commercial vehicle inventory levels and decreased prepayments on our Floor Plan Credit Agreement.

Income before Income Taxes

Income before income taxes decreased $22.7 million in 2015, compared to 2014, as a result of the factors described above.

Income Taxes

Income taxes decreased $8.8 million in 2015, compared to 2014. We provided for taxes at a 38.73% effective rate in 2015, compared to an effective rate of 38.75% in 2014.

Liquidity and Capital Resources

Our short-term cash requirements are primarily for working capital, inventory financing, the renovation and expansion of existing facilities and the construction or purchase of new facilities. Historically, these cash requirements have been met through the retention of profits, borrowings under our floor plan arrangements and bank financings. As of December 31, 2016, we had working capital of approximately $118.3 million, including $82.0 million in cash, available to fund our operations. We believe that these funds are sufficient to meet our operating requirements for at least the next twelve months. From time to time, we utilize our excess cash on hand to pay down outstanding borrowings under our Floor Plan Credit Agreement, and the resulting interest earned is recognized as an offset to our gross interest expense under the credit agreement.

We have a secured line of credit that provides for a maximum borrowing of $17.5 million. There were no advances outstanding under this secured line of credit at December 31, 2016, however, $12.0 million was pledged to secure various letters of credit related to self-insurance products, leaving $5.5 million available for future borrowings as of December 31, 2016.

Our long-term real estate debt and floor plan financing agreements require us to satisfy various financial ratios such as the debt-to-worth ratio, leverage ratio and the fixed charge coverage ratio and certain requirements for tangible net worth and GAAP net worth. As of December 31, 2016, we were in compliance with all debt covenants related to debt secured by real estate, lease and rental units and our floor plan credit agreements. We do not anticipate any breach of the covenants in the foreseeable future.

We expect to purchase or lease commercial vehicles worth approximately $150.0 million to $160.0 million for our leasing operations during 2017, depending on customer demand, all of which will be financed. We also expect to make capital expenditures for recurring items such as computers, shop tools and equipment and vehicles of approximately $20.0 million to $25.0 million during 2017.

We purchased real estate in Las Vegas, Nevada at a cost of $4.7 million in February 2017.

On November 30, 2016, we announced that our Board of Directors authorized the repurchase, from time to time, of up to an aggregate of $40.0 million shares of Class A Common Stock and/or Class B Common Stock. Repurchases, if any, will be made at times and in amounts as we deem appropriate and may be made through open market transactions at prevailing market prices, privately negotiated transactions or by other means in accordance with federal securities laws. The actual timing, number and value of repurchases under the stock repurchase program will be determined by management at its discretion and will depend on a number of factors, including market conditions, stock price and other factors, including those related to the ownership requirements of our dealership agreements with Peterbilt. The stock repurchase program expires on November 30, 2017, and may be suspended or discontinued at any time.

We anticipate funding the capital expenditures for the improvement and expansion of existing facilities and recurring expenses through our operating cash flows. We have the ability to fund the construction or purchase of new facilities through our operating cash flows or by financing 70% to 80% of the appraised value of such facility.

We have no other material commitments for capital expenditures as of December 31, 2016, except that we will continue to purchase vehicles for our lease and rental division and authorize capital expenditures for improvement and expansion of our existing dealership facilities and construction or purchase of new facilities based on market opportunities.

Cash Flows

Cash and cash equivalents increased by $17.2 million during the year ended December 31, 2016, compared to the year ended December 31, 2015, and decreased by $126.6 million during the year ended December 31, 2015, compared to the year ended December 31, 2014. The major components of these changes are discussed below.

Cash Flows from Operating Activities

Cash flows from operating activities include net income adjusted for non-cash items and the effects of changes in working capital. During 2016, operating activities resulted in net cash provided by operations of $521.2 million. Net cash provided by operating activities primarily consisted of $40.6 million in net income, as well as non-cash adjustments related to depreciation and amortization of $157.6 million, impairment of assets of $8.2 million, deferred income taxes of $8.3 million and stock-based compensation of $12.9 million. See Note 21 of the Notes to Consolidated Financial Statements for a detailed discussion of the impairment of assets. Cash used in operating activities included an aggregate of $295.0 million net change in operating assets and liabilities. Included in the net change in operating assets and liabilities were cash inflows of $1.7 million from a decrease in accounts receivable, $291.8 million from decreases in inventory, $31.7 million from the decrease in other current assets and $4.0 million from the net increase in floor plan, trade borrowings, which were offset by cash outflows of $4.0 million from a decrease in customer deposits, and $22.6 million from decreases in accounts payable and accrued liabilities. The majority of commercial vehicle inventory is financed through our floor plan credit agreements.

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

In June 2012, we entered into a wholesale financing agreement with Ford Motor Credit Company that provides for the financing of, and is collateralized by, our Ford new vehicle inventory. This wholesale financing agreement bears interest at a rate of Prime plus 150 basis points minus certain incentives and rebates; however, the prime rate is defined to be a minimum of 3.75%. As of December 31, 2016, the interest rate on the wholesale financing agreement was 5.25% before considering the applicable incentives. As of December 31, 2016, we had an outstanding balance of approximately $66.4 million under the Ford Motor Credit Company wholesale financing agreement.

Cash Flows from Investing Activities

During 2016, cash used in investing activities was $189.4 million. Cash flows used in investing activities consist primarily of cash used for capital expenditures and business acquisitions. Capital expenditures of $197.0 million consisted primarily of $67.0 million for purchases of property and equipment and improvements to our existing dealership facilities and $130.0 million for additional units for the rental and leasing operations, which were directly offset by borrowings of long-term debt. We expect to purchase or lease commercial vehicles worth approximately $150.0 million to $160.0 million for our leasing operations in 2017, depending on customer demand, all of which will be financed. During 2017, we expect to make capital expenditures for recurring items such as computers, shop equipment and vehicles of $20.0 million to $25.0 million.

During 2015, cash used in investing activities was $436.2 million. Cash flows used in investing activities consist primarily of cash used for capital expenditures and business acquisitions. Capital expenditures of $367.8 million consisted primarily of $190.2 million for purchases of property and equipment and improvements to our existing dealership facilities and $177.6 million for additional units for the rental and leasing operations, which were directly offset by borrowings of long-term debt. Cash used for business acquisitions was $69.0 million during the year ended December 31, 2015. See Note 15 of the Notes to Consolidated Financial Statements for a detailed discussion of the business acquisitions.

Cash Flows from Financing Activities

Cash flows provided by financing activities include borrowings and repayments of long-term debt and net payments of floor plan notes payable. During 2016, we used $314.6 million for financing activities. The cash outflows consisted primarily of $188.4 million used for principal repayments of long-term debt and capital lease obligations, $211.8 million used for net payments on floor plan notes payable, non-trade and $43.5 million used to purchase 934,171 shares of Rush Class A common stock and 1,033,834 shares of Rush Class B common stock during 2016. These cash outflows were partially offset by borrowings of $121.2 million of long-term debt and $8.3 million from the issuance of shares related to equity compensation plans. The borrowings of long-term debt were related to purchasing units for the rental and leasing operations.

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

Most of our commercial vehicle purchases are made on terms requiring payment to the manufacturer within 15 days or less from the date the commercial vehicles are invoiced from the factory. During 2016, we financed the majority of all new commercial vehicle inventory and the loan value of our used commercial vehicle inventory under the Floor Plan Credit Agreement. The Floor Plan Credit Agreement includes an aggregate loan commitment of $875.0 million. Borrowings under the Floor Plan Credit Agreement bear interest at an annual rate equal to (A) the greater of (i) zero and (ii) three month LIBOR rate, determined on the last day of the prior month, plus (B) 1.51% and are payable monthly. In addition, we are required to pay a monthly working capital fee equal to 0.16% per annum multiplied by the amount of voluntary prepayments of new and used inventory loans. Loans under the Floor Plan Credit Agreement for the purchase of used inventory are limited to $150.0 million. We may terminate the Floor Plan Credit Agreement at any time, although if we do so we must pay a prepayment processing fee equal to: (i) 2.0% of the aggregate revolving loan commitments if such termination occurs on or before January 1, 2018; (ii) 1.0% of the aggregate revolving loan commitments if such termination occurs after January 1, 2018 and on or prior to July 1, 2018; and (iii) $500,000 if such termination occurs after July 1, 2018 and prior to June 30, 2019, subject to specified limited exceptions. On December 31, 2016, we had approximately $548.1 million outstanding under the Floor Plan Credit Agreement. The average daily outstanding borrowings under the Floor Plan Credit Agreement were $632.8 million during the twelve months ended December 31, 2016. Periodically, we utilize our excess cash on hand to pay down our outstanding borrowings under the Floor Plan Credit Agreement, and the resulting interest earned is recognized as an offset to our gross interest expense under the Floor Plan Credit Agreement.

Navistar Financial Corporation and Peterbilt offer trade terms that provide an interest-free inventory stocking period for certain new commercial vehicles. This interest-free period is generally 15 days. If the commercial vehicle is not sold within the interest-free period, we then finance the commercial vehicle under the Floor Plan Credit Agreement.

Cyclicality

Our business is dependent on a number of factors relating to general economic conditions, including fuel prices, interest rate fluctuations, credit availability, economic recessions, environmental and other government regulations and customer business cycles. Unit sales of new commercial vehicles have historically been subject to substantial cyclical variation based on these general economic conditions. According to data published by A.C.T. Research, in recent years, total U.S. retail sales of new Class 8 commercial vehicles have ranged from a low of approximately 97,000 in 2009, to a high of approximately 291,000 in 2006. Through geographic expansion, concentration on higher margin Aftermarket Services and diversification of our customer base, we have attempted to reduce the negative impact of adverse general economic conditions or cyclical trends affecting the Class 8 commercial vehicle industry on our earnings.

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

Contractual Obligations

We have certain contractual obligations that will impact our short and long-term liquidity. At December 31, 2016, such obligations were as follows (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Long-term debt obligations (1)	$603,220	$130,717	$248,579	$178,480	$45,444
Capital lease obligations(2)	92,526	17,029	35,921	27,913	11,663
Liability related to asset held for sale	783	783	−	−	−
Operating lease obligations(3)	44,275	9,282	12,479	5,987	16,527
Floor plan debt obligation	646,945	646,945	−	−	−
Interest obligations (4)	71,008	35,467	25,588	9,073	880
Purchase obligations (5)	23,015	10,689	4,753	4,498	3,075
Total	$1,481,772	$850,912	$327,320	$225,951	$77,589

(1)     Refer to Note 8 of Notes to Consolidated Financial Statements.

(2)     Refer to Note 10 of Notes to Consolidated Financial Statements. Amounts include interest.

(3)     Refer to Note 10 of Notes to Consolidated Financial Statements.

(4)     In computing interest expense, we used our weighted average interest rate outstanding on fixed rate debt to estimate our interest expense on fixed rate debt. We used our weighted average variable interest rate on outstanding variable rate debt at December 31, 2016, and added 0.25 percent per year to estimate our interest expense on variable rate debt.

(5)     Purchase obligations represent non-cancelable contractual obligations at December 31, 2016, related to our construction contract for a facility in Houston, Texas, our purchase of real estate in Las Vegas, Nevada in February 2017 and our contract with IBM for management services related to the SAP enterprise software and dealership management system and SAP America, Inc. with respect to the software license agreement for the SAP enterprise software and dealership management system.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Market risk represents the risk of loss that may impact the financial position, results of operations, or cash flows of the Company due to adverse changes in financial market prices, including interest rate risk, and other relevant market rate or price risks.

We are exposed to some market risk through interest rates related to our floor plan financing agreements, variable rate real estate debt and discount rates related to finance sales. The majority of floor plan debt and variable rate real estate debt is based on LIBOR. As of December 31, 2016, we had floor plan borrowings and variable interest rate real estate debt of approximately $755.6 million. Assuming an increase or decrease in LIBOR of 100 basis points, annual interest expense could correspondingly increase or decrease by approximately $7.6 million.

In the past, we invested in interest-bearing short-term investments consisting of investment-grade auction rate securities classified as available-for-sale. Auctions for investment grade securities held by us have failed. The auction rate securities continue to pay interest in accordance with the terms of the underlying security; however, liquidity will be limited until there is a successful auction or until such time as other markets for these investments develop. As of December 31, 2016, we hold auction rate securities, with underlying tax-exempt municipal bonds that mature in 2030, that have a fair value of $6.2 million. Given the current market conditions in the auction rate securities market, if we determine that the fair value of these securities temporarily decreases by an additional 10%, our equity could correspondingly decrease by approximately $620,000. If it is determined that the fair value of these securities is other-than-temporarily impaired by 10%, we could record a loss on our Consolidated Statements of Income of approximately $620,000. For further discussion of the risks related to our auction rate securities, see Note 9 – Financial Instruments and Fair Value of the Notes to Consolidated Financial Statements.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Rush Enterprises, Inc. and subsidiaries

We have audited the accompanying consolidated balance sheets of Rush Enterprises, Inc. and subsidiaries (“the Company”) as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Rush Enterprises, Inc. and subsidiaries at December 31, 2016 and 2015, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Rush Enterprises, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 1, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Antonio, Texas

March 1, 2017

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Shares and Per Share Amounts)

	December 31,	December 31,
	2016	2015

Assets
Current assets:
Cash and cash equivalents	$82,026	$64,847
Accounts receivable, net	156,199	156,977
Note receivable affiliate	10,166	10,611
Inventories, net	840,304	1,061,198
Prepaid expenses and other	8,798	32,953
Assets held for sale	13,955	–
Total current assets	1,111,448	1,326,586
Investments	6,231	6,650
Property and equipment, net	1,135,805	1,172,824
Goodwill, net	290,191	285,041
Other assets, net	59,372	60,907
Total assets	$2,603,047	$2,852,008

Liabilities and shareholders’ equity
Current liabilities:
Floor plan notes payable	$646,945	$854,758
Current maturities of long-term debt	130,717	151,024
Current maturities of capital lease obligations	14,449	14,691
Liabilities directly associated with assets held for sale	783	–
Trade accounts payable	97,844	120,255
Customer deposits	18,418	22,438
Accrued expenses	83,974	83,871
Total current liabilities	993,130	1,247,037
Long-term debt, net of current maturities	472,503	496,731
Capital lease obligations, net of current maturities	70,044	69,074
Other long-term liabilities	7,214	5,282
Deferred income taxes, net	197,331	188,987
Shareholders’ equity:
Preferred stock, par value $.01 per share; 1,000,000 shares authorized; 0 shares outstanding in 2016 and 2015	–	–
Common stock, par value $.01 per share; 60,000,000 Class A shares and 20,000,000 Class B shares authorized; 30,007,088 Class A shares and 9,245,447 Class B shares outstanding in 2016; and 30,303,818 Class A shares and 10,093,305 Class B shares outstanding in 2015	438	430
Additional paid-in capital	309,127	288,294
Treasury stock, at cost: 934,171 class A shares and 3,650,491 class B shares in 2016 and 2,616,657 class B shares in 2015	(86,882)	(43,368)
Retained earnings	640,428	599,846
Accumulated other comprehensive loss, net of tax	(286)	(305)
Total shareholders’ equity	862,825	844,897
Total liabilities and shareholders’ equity	$2,603,047	$2,852,008

The accompanying notes are an integral part of these consolidated financial statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Amounts)

	Year Ended December 31,
	2016	2015	2014

Revenues:
New and used commercial vehicle sales	$2,640,019	$3,360,808	$3,195,873
Parts and service sales	1,332,356	1,382,447	1,315,694
Lease and rental	208,154	199,867	177,561
Finance and insurance	18,582	21,150	19,988
Other	15,503	15,461	18,240
Total revenue	4,214,614	4,979,733	4,727,356
Cost of products sold:
New and used commercial vehicle sales	2,463,124	3,138,754	2,975,905
Parts and service sales	851,438	879,141	842,438
Lease and rental	182,040	176,891	152,967
Total cost of products sold	3,496,602	4,194,786	3,971,310
Gross profit	718,012	784,947	756,046
Selling, general and administrative	587,778	619,268	573,670
Depreciation and amortization	51,261	43,859	40,786
Gain (loss) on sale of assets	1,755	(544)	151
Operating income	80,728	121,276	141,741
Interest income (expense):
Interest income	621	490	239
Interest expense	(14,900)	(13,963)	(11,437)
Total interest expense, net	14,279	13,473	11,198
Income before taxes	66,449	107,803	130,543
Provision for income taxes	25,867	41,750	50,586
Net income	$40,582	$66,053	$79,957

Earnings per common share:
Basic	$1.02	$1.64	$2.01
Diluted	$1.00	$1.61	$1.96

The accompanying notes are an integral part of these consolidated financial statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands)

	Year Ended December 31,
	2016	2015	2014

Net income	$40,582	$66,053	$79,957
Other comprehensive income before tax and net of reclassification adjustments:
Change in fair value of interest rate swaps	–	235	789
Change in fair value of available-for-sale securities	32	19	427
Other comprehensive income, before tax	32	254	1,216
Income tax expense related to components of other comprehensive income	13	99	474
Other comprehensive income, net of tax	19	155	742
Comprehensive income	$40,601	$66,208	$80,699

The accompanying notes are an integral part of these consolidated financial statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In Thousands)

	Common Stock						Accumulated
	Shares Outstanding		$0.01 Par	Additional Paid-In	Treasury	Retained	Other Comprehensive
	Class A	Class B	Value	Capital	Stock	Earnings	Loss	Total

Balance, December 31, 2013	28,911	10,305	$414	$243,154	$(30,821)	$453,836	$(1,202)	$665,381

Stock options exercised and stock awards (including tax benefit of $5,207)	872	30	9	16,216	–	–	–	16,225
Stock-based compensation related to stock options, restricted shares and employee stock purchase plan	–	–	–	11,343	–	–	–	11,343
Vesting of restricted share awards	42	113	1	311	–	–	–	312
Issuance of common stock under employee stock purchase plan	64	–	–	1,462	–	–	–	1,462
Issuance of common stock related to business acquisition	–	–	–	–	1,170	–	–	1,170
Common stock repurchases	–	(449)	–	–	(12,253)	–	–	(12,253)
Other comprehensive income	–	–	–	–	–	–	742	742
Net income	–	–	–	–	–	79,957	–	79,957

Balance, December 31, 2014	29,889	9,999	$424	$272,486	$(41,904)	$533,793	$(460)	$764,339

Stock options exercised and stock awards (including tax expense of $337)	182	–	2	1,933	–	–	–	1,935
Stock-based compensation related to stock options, restricted shares and employee stock purchase plan	–	–	–	12,384	–	–	–	12,384
Vesting of restricted share awards	147	150	3	(572)	–	–	–	(569)
Issuance of common stock under employee stock purchase plan	86	–	1	2,063	–	–	–	2,064
Common stock repurchases		(56)	–	–	(1,464)	–	–	(1,464)
Other comprehensive income	v	–	–	–	–	–	155	155
Net income		–	–	–	–	66,053	–	66,053

Balance, December 31, 2015	30,304	10,093	$430	$288,294	$(43,368)	$599,846	$(305)	$844,897

Stock options exercised and stock awards (including tax expense of $294)	494	–	5	6,152	–	–	–	6,157
Stock-based compensation related to stock options, restricted shares and employee stock purchase plan	–	–	–	12,875	–	–	–	12,875
Vesting of restricted share awards	6	186	2	(725)	–	–	–	(723)
Issuance of common stock under employee stock purchase plan	137	–	1	2,531	–	–	–	2,532
Common stock repurchases	(934)	(1,034)	–	–	(43,514)	–	–	(43,514)
Other comprehensive income	–	–	–	–	–	–	19	19
Net income	–	–	–	–	–	40,582	–	40,582

Balance, December 31, 2016	30,007	9,245	$438	$309,127	$(86,882)	$640,428	$(286)	$862,825

The accompanying notes are an integral part of these consolidated financial statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Year Ended December 31,
	2016		2015		2014
Cash flows from operating activities:
Net income		$40,582		$66,053	$79,957
Adjustments to reconcile net income to net cash provided by operating activities-
Depreciation and amortization		157,627		144,935	126,452
(Gain) loss on sale of property and equipment, net		(1,755)		544	(151)
Loss on impairment of assets		8,247		−	−
Stock-based compensation expense related to employee stock options and employee stock purchases		12,875		12,384	11,343
Provision for deferred income tax expense		8,331		31,645	25,229
Excess tax expense (benefit) from stock-based compensation		294		337	(5,207)
Acquired research and development		−		−	2,000
Change in accounts receivable, net		1,673		11,921	(67,664)
Change in inventories		291,773		18,664	(151,911)
Change in prepaid expenses and other, net		24,155		(3,690)	(13,215)
Change in trade accounts payable		(22,411)		(4,154)	24,180
(Payments) draws on floor plan notes payable – trade, net		3,989		(17,005)	44,870
Change in customer deposits		(4,020)		(22,371)	(13,802)
Change in accrued expenses		(190)		(12,013)	26,856
Net cash provided by operating activities		521,170		227,250	88,937
Cash flows from investing activities:
Acquisition of property and equipment		(196,965)		(367,790)	(260,820)
Proceeds from the sale of property and equipment		12,494		3,319	249
Business acquisitions		(681)		(69,013)	(157,626)
Proceeds from the sale of available for sale securities		450		275	150
Other		(4,708)		(3,025)	1,631
Net cash used in investing activities		(189,410)		(436,234)	(416,416)
Cash flows from financing activities:
(Payments) draws on floor plan notes payable – non-trade, net		(211,802)		31,568	207,458
Proceeds from long-term debt		121,188		218,026	214,622
Principal payments on long-term debt		(164,940)		(154,685)	(112,828)
Principal payments on capital lease obligations		(23,479)		(14,506)	(12,531)
Proceeds from issuance of shares relating to employee stock options and employee stock purchases		8,260		3,766	11,962
Excess tax (expense) benefit from stock-based compensation		(294)		(337)	5,207
Common stock repurchased		(43,514)		(1,464)	(12,253)
Net cash provided by financing activities		(314,581)		82,368	301,637
Net increase (decrease) in cash and cash equivalents		17,179		(126,616)	(25,842)
Cash and cash equivalents, beginning of year		64,847		191,463	217,305
Cash and cash equivalents, end of year		$82,026		$64,847	$191,463

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest		$37,904		$35,356	$29,539
Income taxes (refunded) paid, net		$(10,939)		$16,126	$29,795
Noncash investing and financing activities:
Common stock issued related to business acquisition	$	−	$	−	$2,000
Assets acquired under capital leases		$24,207		$41,021	$24,314

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

Property and Equipment

Property and equipment are stated at cost and depreciated over their estimated useful lives. Leasehold improvements are amortized over the useful life of the improvement, or the term of the lease, whichever is shorter. Provision for depreciation of property and equipment is calculated primarily on a straight-line basis. The Company capitalizes interest on borrowings during the active construction period of major capital projects. Capitalized interest, when incurred, is added to the cost of underlying assets and is amortized over the estimated useful life of such assets. The Company capitalized interest of approximately $353,000 related to major capital projects during 2016. The cost, accumulated depreciation and amortization and estimated useful lives are summarized as follows (in thousands):

	2016	2015	Estimated Life (Years)
Land	$126,123	$134,246		-
Buildings and improvements	377,070	313,706	10	-	39
Leasehold improvements	26,925	28,149	2	-	39
Machinery and shop equipment	67,558	59,455	5	-	20
Furniture, fixtures and computers	73,912	74,201	3	-	15
Transportation equipment	73,156	74,761	2	-	15
Lease and rental vehicles	832,661	825,787	2	-	8
Construction in progress	11,921	66,338
Accumulated depreciation and amortization	(453,521)	(403,819)

Total	$1,135,805	$1,172,824

The Company recorded depreciation expense of $140.6 million and amortization expense of $17.0 million for the year ended December 31, 2016, and depreciation expense of $131.8 million and amortization expense of $13.1 million for the year ended December 31, 2015.

As of December 31, 2016, the Company had $81.5 million in lease and rental vehicles under various capital leases included in property and equipment, net of accumulated amortization of $28.7 million. The Company recorded depreciation and amortization expense of $106.3 million related to lease and rental vehicles in lease and rental cost of products sold for the year ended December 31, 2016 and $101.1 million for the year ended December 31, 2015.

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

No impairment write down was required in the fourth quarter of 2016. However, the Company cannot predict the occurrence of certain events that might adversely affect the reported value of goodwill in the future.

The following table sets forth the change in the carrying amount of goodwill for the Company for the years ended December 31, 2016 and 2015 (in thousands):

Balance December 31, 2014	$265,145
Acquisitions and adjustments	19,896
Balance December 31, 2015	285,041
Acquisitions and adjustments	5,150
Balance December 31, 2016	$290,191

Other Assets

The total capitalized costs of the Company’s SAP enterprise software and SAP dealership management system of $33.0 million, including capitalized interest, are recorded on the Consolidated Balance Sheet in Other Assets, net of accumulated amortization of $16.5 million. The SAP software is being amortized over a period of 15 years.

Amortization expense relating to the SAP software, which is recognized in depreciation and amortization expense in the Consolidated Statements of Income, was $3.4 million for the year ended December 31, 2016, $3.3 million for the year ended December 31, 2015, and $3.2 million for the year ended December 31, 2014. The Company estimates that amortization expense relating to the SAP software will be approximately $3.4 million for each of the next five succeeding years.

The Company’s only significant identifiable intangible assets, other than goodwill, are rights under franchise agreements with manufacturers. The fair value of the franchise right is determined at the acquisition date by discounting the projected cash flows specific to each acquisition. The carrying value of the Company’s manufacturer franchise rights was $7.0 million at December 31, 2016, and $7.9 million at December 31, 2015, and is included in Other Assets on the accompanying consolidated balance sheets. The Company has determined that manufacturer franchise rights have an indefinite life as there are no economic or other factors that limit their useful lives and they are expected to generate cash flows indefinitely due to the historically long lives of the manufacturers’ brand names. Furthermore, to the extent that any agreements evidencing manufacturer franchise rights have expiration dates, the Company expects that it will be able to renew those agreements in the ordinary course of business. Accordingly, the Company does not amortize manufacturer franchise rights.

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

No impairment write down was required in the fourth quarter of 2016. The Company cannot predict the occurrence of certain events that might adversely affect the reported value of manufacturer franchise rights in the future.

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

Additionally, despite the Company’s belief that its tax return positions are consistent with applicable tax law, management expects that certain positions may be challenged by taxing authorities. Settlement of any challenge can result in no change, a complete disallowance, or some partial adjustment reached through negotiations. The Company records interest and penalties, if any, related to federal and state unrecognized tax benefits in income tax expense.

Revenue Recognition Policies

Income on the sale of a vehicle is recognized when the Company and a customer execute a purchase contract, delivery has occurred and there are no significant uncertainties related to financing or the purchase price is paid by the customer. The Company generally sells finance contracts it enters into with customers to finance the purchase of commercial vehicles to third parties. These finance contracts are sold by the Company both with and without recourse. A majority of the Company’s finance contracts are sold without recourse. Finance income is recognized by the Company upon the sale of such finance contracts to the finance companies, net of a provision for estimated repossession losses and early repayment penalties.

Lease and rental income is recognized over the period of the related lease or rental agreement. Contingent rental income is recognized when it is earned. Parts and services revenue is earned at the time the Company sells the parts to its customers or at the time the Company completes, and the customer accepts, the service work order related to service provided to the customer’s vehicle.

Cost of Sales

For the Company’s new and used commercial vehicle operations and its parts operations, cost of sales consists primarily of the Company’s actual purchase price, less manufacturer’s incentives, for new and used commercial vehicles and parts. For the Company’s service and body shop operations, technician labor cost is the primary component of cost of sales. For the Company’s rental and leasing operations, cost of sales consists primarily of depreciation and amortization, rent, maintenance costs and interest expense on the lease and rental fleet owned and leased by the Company. There are no costs of sales associated with the Company’s finance and insurance revenue or other revenue.

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

The following table reflects the weighted-average fair value of stock options granted during each period using the Black-Scholes option valuation model with the following weighted-average assumptions used:

	2016	2015	2014
Expected stock volatility	35.63%	40.90%	51.51%
Weighted-average stock volatility	35.63%	40.90%	51.51%
Expected dividend yield	0.00%	0.00%	0.00%
Risk-free interest rate	1.64%	1.74%	2.14%
Expected life (years)	6.0	6.0	6.5
Weighted-average fair value of stock options granted	$6.54	$11.27	$15.86

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

Advertising Costs

Advertising costs are expensed as incurred. Advertising and marketing expense was $6.8 million for 2016, $8.8 million for 2015 and $8.7 million for 2014. Advertising and marketing expense is included in selling, general and administrative expense.

Accounting for Internal Use Software

The Company’s accounting policy with respect to accounting for computer software developed or obtained for internal use is consistent with ASC topic 350-40, which provides guidance on accounting for the costs of computer software developed or obtained for internal use and identifies characteristics of internal-use software.  The Company has capitalized software costs, including capitalized interest, of approximately $33.0 million at December 31, 2016, net of accumulated amortization of $16.5 million, and had $36.1 million, net of accumulated amortization of $13.4 million at December 31, 2015.

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

At December 31, 2016 and December 31, 2015, the Company did not have any outstanding interest rate swap contracts.

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

New Accounting Pronouncements

In March 2016, the FASB issued Accounting Standards Update No. 2016-09, “Compensation – Stock Compensation (Topic 718),” which changes the accounting for certain aspects of share-based payments to employees. The new guidance requires excess tax benefits and tax deficiencies to be recorded in the income statement when the awards vest or are settled. In addition, cash flows related to excess tax benefits will no longer be separately classified as a financing activity apart from other income tax cash flows. The standard also allows the Company to repurchase more of an employee’s shares for tax withholding purposes without triggering liability accounting, clarifies that all cash payments made on an employee’s behalf for withheld shares should be presented as a financing activity on its cash flows statement, and provides an accounting policy election to account for forfeitures as they occur. The new standard is effective for the Company beginning January 1, 2017. The Company does not expect the adoption to materially impact its consolidated financial statements.

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

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled to when products are transferred to customers. ASU 2014-09 will be effective for the Company beginning in its first quarter of 2018, and early adoption is permitted. The ASU provides two transition methods: (i) retrospectively to each prior reporting period presented or (ii) retrospectively with the cumulative effect of initially applying this ASU recognized at the date of initial application.

Subsequently, the FASB issued the following standards related to ASU 2014-09: ASU No. 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations”; ASU No. 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing”; and ASU No. 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients.”

The Company will adopt ASU 2014-09 on January 1, 2018. In 2016, the Company established a cross-functional team with representatives from its major revenue streams to review our current accounting policies and practices, assess the effect of the standard on our revenue contracts and identify potential differences. In addition, the Company is in the process of evaluating changes to its business processes and controls to support recognition and disclosure under the new standard. While the Company is currently assessing the impact of the new standard, its revenue is primarily generated from the sale of finished products to customers. Those sales predominantly contain a single delivery element and revenue is recognized at a single point in time when ownership, risks and benefits transfer. The timing of revenue recognition for these transactions is not expected to be significantly impacted by the new standard. The Company continues to review the impact of this standard on potential disclosure changes in its financial statements as well as which transition approach will be applied.

3.     SUPPLIER CONCENTRATION:

Major Suppliers and Dealership Agreements

The Company has entered into dealership agreements with various manufacturers of commercial vehicles and buses (“Manufacturers”). These agreements are nonexclusive agreements that allow the Company to stock, sell at retail and service commercial vehicles and sell parts from the Manufacturers in the Company’s defined market. The agreements allow the Company to use the Manufacturers’ names, trade symbols and intellectual property and expire as follows:

Manufacturer	Expiration Dates
Peterbilt	May 2017 through March 2019
International	December 2017 through March 2021
Isuzu	Indefinite
Hino	Indefinite
Ford	Indefinite
Blue Bird	July 2017
IC Bus	December 2017 through March 2021

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

The Company purchases its new Peterbilt vehicles from Peterbilt and most of the parts sold at its Peterbilt dealerships from PACCAR, Inc., the parent company of Peterbilt, at prevailing prices charged to all franchised dealers. Sales of new Peterbilt trucks accounted for approximately 61.0% of the Company’s new vehicle sales for the year ended December 31, 2016, 59.6% of the Company’s new vehicle sales for the year ended December 31, 2015, and 63.5% of the Company’s new vehicle sales for the year ended December 31, 2014.

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

The Company generally sells finance contracts it enters into with customers to finance the purchase of commercial vehicles to third parties. These finance contracts are sold by the Company both with and without recourse. A majority of the Company’s finance contracts are sold without recourse. The Company provides an allowance for doubtful receivables and a reserve for repossession losses related to finance contracts sold with recourse. Historically, the Company’s allowances and reserves have covered losses inherent in these receivables.

4.     ACCOUNTS RECEIVABLE:

The Company’s accounts receivable, net, consisted of the following (in thousands):

	December 31,
	2016	2015

Trade accounts receivable from sale of vehicles	$83,482	$76,601
Trade receivables other than vehicles	42,876	43,916
Warranty claims	8,095	8,261
Other accounts receivable	22,409	28,810
Less allowance for bad debt and warranty claims	(663)	(611)

Total	$156,199	$156,977

5.     INVENTORIES:

The Company’s inventories, net, consisted of the following (in thousands):

	December 31,
	2016	2015

New commercial vehicles	$575,879	$770,861
Used commercial vehicles	71,429	86,960
Parts and accessories	187,419	201,868
Other	15,564	15,341
Less allowance	(9,987)	(13,832)

Total	$840,304	$1,061,198

6.      VALUATION ACCOUNTS:

Valuation and allowance accounts include the following (in thousands):

	Balance Beginning of Year	Net Charged to Costs and Expenses	Net Write- Offs	Balance End of Year

2016
Reserve for accounts receivable	$506	$1,415	$(1,372)	$549
Reserve for warranty receivables	105	833	(824)	114
Reserve for parts inventory	7,291	3,400	(5,806)	4,885
Reserve for commercial vehicle inventory	6,541	9,623	(11,062)	5,102

2015
Reserve for accounts receivable	$639	$992	$(1,125)	$506
Reserve for warranty receivables	140	1,677	(1,712)	105
Reserve for parts inventory	5,067	4,215	(1,991)	7,291
Reserve for commercial vehicle inventory	10,644	8,417	(12,520)	6,541

2014
Reserve for accounts receivable	$821	$919	$(1,101)	$639
Reserve for warranty receivables	419	411	(690)	140
Reserve for parts inventory	4,416	2,547	(1,896)	5,067
Reserve for commercial vehicle inventory	7,395	7,877	(4,628)	10,644

Allowance for Doubtful Receivables

The Company sells a majority of its customer accounts receivable on a non-recourse basis to a third-party that is responsible for qualifying the customer for credit at the point of sale. If the third-party approves the customer for credit, then the third-party assumes all credit risk related to the transaction. For accounts receivable that the Company does not sell or that are sold with recourse to the Company, an allowance for doubtful receivables is provided after considering historical loss experience and other factors that might affect the collection of such accounts receivable.

The Company provides an allowance for uncollectible warranty receivables. The Company evaluates the collectability of its warranty claims receivable based on a combination of factors, including aging and correspondence with the applicable manufacturer. Management reviews the warranty claims receivable aging and adjusts the allowance based on historical experience. The Company records charge-offs related to warranty receivables after it is determined that a receivable will not be fully collected.

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

7.     FLOOR PLAN NOTES PAYABLE AND LINES OF CREDIT:

Floor Plan Notes Payable

Floor plan notes are financing agreements to facilitate the Company’s purchase of new and used commercial vehicle inventory. These notes are collateralized by the inventory purchased and accounts receivable arising from the sale thereof. The Company’s Floor Plan Credit Agreement provides for a loan commitment of up to $875.0 million and has the interest rate benchmarked to LIBOR, as defined in the agreement.

The interest rate under the Company’s Floor Plan Credit Agreement is the three month LIBOR rate plus 1.51%. The interest rate applicable to the Company’s Floor Plan Credit Agreement was approximately 2.44% at December 31, 2016. The Company utilizes its excess cash on hand to pay down its outstanding borrowings under its Floor Plan Credit Agreement, and the resulting interest earned is recognized as an offset to the Company’s gross interest expense under the Floor Plan Credit Agreement. The Company is required to pay a monthly working capital fee equal to 0.16% per annum multiplied by the amount of voluntary prepayments of new and used inventory loans.

The Company finances substantially all of the purchase price of its new commercial vehicle inventory, and the loan value of its used commercial vehicle inventory, under its Floor Plan Credit Agreement, under which BMO Harris pays the manufacturer directly with respect to new commercial vehicles. Amounts borrowed under the Company’s Floor Plan Credit Agreement are due when the related commercial vehicle inventory (collateral) is sold and the sales proceeds are collected by the Company. The Company’s Floor Plan Credit Agreement expires June 30, 2019, although BMO Harris has the right to terminate the Floor Plan Credit Agreement at any time upon 120 days’ written notice. The Company may terminate the Floor Plan Credit Agreement at any time, although if it does so, it must pay a prepayment processing fee equal to: (i) 2.0% of the aggregate revolving loan commitments if such termination occurs on or before January 1, 2018; (ii) 1.0% of the aggregate revolving loan commitments if such termination occurs after January 1, 2018 and on or prior to July 1, 2018; and (iii) $500,000 if such termination occurs after July 1, 2018 and prior to June 30, 2019, subject to specified limited exceptions. On December 31, 2016, the Company had approximately $548.1 million outstanding under its Floor Plan Credit Agreement.

In June 2012, the Company entered into a wholesale financing agreement with Ford Motor Credit Company that provides for the financing of, and is collateralized by, the Company’s new Ford vehicle inventory. This wholesale financing agreement bears interest at a rate of Prime plus 150 basis points minus certain incentives and rebates; however, the prime rate is defined to be a minimum of 3.75%. As of December 31, 2016, the interest rate on the wholesale financing agreement was 5.25% before considering the applicable incentives. On December 31, 2016, the Company had an outstanding balance of approximately $66.4 million under the Ford Motor Credit Company wholesale financing agreement.

The Company’s weighted average interest rate for floor plan notes payable was 1.58% for the year ended December 31, 2016, and 1.47% for the year ended December 31, 2015, which is net of interest related to prepayments of new and used inventory loans.

Assets pledged as collateral were as follows (in thousands):

	December 31,
	2016	2015
Inventories, new and used vehicles at cost based on specific identification, net of allowance	$642,205	$851,280
Vehicle sale related accounts receivable	83,482	76,601

Total	$725,687	$927,881

Floor plan notes payable related to vehicles	$646,945	$854,758

Lines of Credit

The Company has a secured line of credit that provides for a maximum borrowing of $17.5 million. There were no advances outstanding under this secured line of credit at December 31, 2016; however, $12.0 million was pledged to secure various letters of credit related to self-insurance products, leaving $5.5 million available for future borrowings as of December 31, 2016.

8.      LONG-TERM DEBT:

Long-term debt was comprised of the following (in thousands):

	December 31,
	2016	2015

Variable interest rate term notes	$107,894	$127,508
Fixed interest rate term notes	495,326	520,247

Total debt	603,220	647,755

Less: current maturities	(130,717)	(151,024)

Total long-term debt, net of current maturities	$472,503	$496,731

As of December 31, 2016, debt maturities were as follows (in thousands):

2017	130,717
2018	125,226
2019	123,353
2020	118,913
2021	59,567
Thereafter	45,444

Total	$603,220

The interest rates on the Company’s variable interest rate notes are based on various LIBOR benchmark rates. The interest rates on the notes range from approximately 2.3% to 2.7% on December 31, 2016. Payments on the notes range from approximately $3,111 to $125,833 per month, plus interest. Maturities of these notes range from May 2017 to June 2025.

The Company’s fixed interest rate notes had interest rates that ranged from approximately 2.75% to 7.61% on December 31, 2016. Payments on the notes range from $255 to $27,607 per month. Maturities of these notes range from January 2017 to October 2024.

The proceeds from the issuance of the notes were used primarily to acquire land, buildings and improvements, transportation equipment and leasing vehicles. The notes are secured by the assets acquired with the proceeds of such notes.

The Company’s long-term real estate debt agreements and floor plan financing arrangements require the Company to satisfy various financial ratios such as the debt to worth ratio, leverage ratio, the fixed charge coverage ratio and certain requirements for tangible net worth and GAAP net worth. As of December 31, 2016, the Company was in compliance with all debt covenants. The Company does not anticipate any breach of the covenants in the foreseeable future.

9.     FINANCIAL INSTRUMENTS AND FAIR VALUE:

The Company measures certain financial assets and liabilities at fair value on a recurring basis. Financial instruments consist primarily of cash, accounts receivable, accounts payable and floor plan notes payable. The carrying values of the Company’s financial instruments approximate fair value due either to their short-term nature or existence of variable interest rates, which approximate market rates. Certain methods and assumptions were used by the Company in estimating the fair value of financial instruments at December 31, 2016, and 2015. The carrying value of current assets and current liabilities approximates the fair value due to the short maturity of these items.

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

As of December 31, 2016, the Company held auction rate securities with underlying tax-exempt municipal bonds that mature in 2030 and have a fair value of $6.2 million and a cost basis of $6.7 million. As of December 31, 2015, the Company held auction rate securities with underlying tax-exempt municipal bonds that mature in 2030 and have a fair value of $6.7 million and a cost basis of $7.2 million. The issuer redeemed $150,000 of the auction rate securities during the second quarter of 2014, $275,000 during the second quarter of 2015, $250,000 during the second quarter of 2016, and $200,000 during the third quarter of 2016. These bonds have credit wrap insurance and a credit rating of A by a major credit rating agency.

The Company valued the auction rate securities at December 31, 2016 using a discounted cash flow model based on the characteristics of the individual securities, which the Company believes yields the best estimate of fair value. The first step in the valuation included a credit analysis of the security which considered various factors including the credit quality of the issuer, the instrument’s position within the capital structure of the issuing authority, and the composition of the authority’s assets including the effect of insurance and/or government guarantees. Next, the future cash flows of the instruments were projected based on certain assumptions regarding the auction rate market significant to the valuation including the auction rate market will remain illiquid and auctions will continue to fail causing the interest rate to be the maximum applicable rate. This assumption resulted in discounted cash flow analysis being performed through 2019, the point at which the Company estimates the securities will be redeemed by the municipality. The projected cash flows were then discounted using the applicable yield curve plus a 225 basis point liquidity premium added to the applicable discount rate.

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

The table below presents disclosures about the auction rate securities measured at fair value on a recurring basis in the Company’s financial statements as follows (in thousands):

	At December 31, 2016			At December 31, 2015
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Investment in auction rate securities	-	-	$6,231	-	-	$6,650

	Cost Basis Amount	Gross Unrealized Loss In Accumulated OCI	Fair Value
December 31, 2016
Investment in auction rate securities	$6,700	$469	$6,231

December 31, 2015
Investment in auction rate securities	$7,150	$500	$6,650

Interest Rate Swap Agreements

In January 2012, the Company entered into swap agreements to hedge against the potential impact of increases in interest rates on its floating-rate debt instruments. All interest rate swap contracts expired by July 1, 2015, therefore, at December 31, 2016 and 2015, the Company did not have any interest rate swap contracts. Swap agreements that hedge exposures to changes in interest rates exposed the Company to credit risk and market risk.

These swap contracts were designated as cash flow hedges to pay fixed rates of interest and received a floating interest rate based on LIBOR. The fixed interest rates specified in the interest rate swap contracts became effective on or about January 1, 2012. The Company’s interest rate swaps qualified for cash flow hedge accounting treatment. Unrealized gains or losses were recorded in Accumulated Other Comprehensive Income (Loss) on the Consolidated Balance Sheets. Amounts received or paid under the contracts were recognized as interest expense over the life of the contracts.

The derivative instruments described above are on the accompanying Consolidated Statements of Income (in thousands):

	Gain (Loss) Recognized in OCI on Derivatives (Effective Portion) during the Year Ended			Location of Loss	Loss Reclassified from Accumulated OCI into Income (Effective Portion) during the Year Ended
	December 31, 2016		December 31, 2015	Reclassified into Income	December 31, 2016		December 31, 2015
Interest rate swaps	$	−	$235	Interest Expense	$	−	$(55)

Long-Lived Assets

During the first quarter of 2016, the Company instituted plans to consolidate its dealership network. In 2016, the Company recorded an impairment charge related to the value of the real estate in the affected locations in the amount of $7.5 million. The Company also classified certain excess real estate as held for sale, which resulted in an additional impairment charge.

The fair value measurements for the Company’s long-lived assets are based on Level 3 inputs. Fair values were based on evaluations by a third-party real estate broker that utilized its knowledge and historical experience in real estate markets and transactions. During the third and fourth quarter of 2016, the Company sold four properties with a fair value of $6.1 million. The Company is actively marketing the remaining real estate held for sale.

The following table presents long-lived assets measured and recorded at fair value on a nonrecurring basis (in thousands):

Description	Fair Value Measurements Using Significant Unobservable Inputs December 31, 2016	Loss During the Year Ended December 31, 2016
Long-lived assets held for sale	$13,955	$(7,481)

For further discussion of assets held for sale, see Note 21 – Restructuring Costs of the Notes to Consolidated Financial Statements. The loss was reported in selling, general and administrative expenses in the Consolidated Statements of Income and Comprehensive Income and was reported under the Truck Segment for 2016.

10.     LEASING ACTIVITIES:

Vehicle Leases as Lessee

The Company leases vehicles, as lessee, primarily over periods ranging from one to ten years under operating lease and capital lease arrangements. Generally, the Company is required to incur all operating costs and pay a minimum rental. The Company usually guarantees the residual value of vehicles under operating lease and capital lease arrangements. At December 31, 2016, the Company guaranteed vehicle residual values of $0.5 million under operating lease arrangements and $34.0 million under capital lease arrangements. Historically, the Company purchases these vehicles at the end of the lease term and recognizes a gain on the subsequent sale of the vehicle. The residual values are not reflected in the future minimum lease payments for operating leases. Vehicle lease expenses were approximately $1.3 million for the year ended December 31, 2016, $2.4 million for the year ended December 31, 2015, and $4.1 million for the year ended December 31, 2014.

As discussed below, these vehicles are then subleased by the Company to customers under various agreements. Future minimum sublease rentals to be received by the Company under non-cancelable subleases, as described below, are $75.2 million.

 Future minimum lease payments under capital and non-cancelable vehicle leases as of December 31, 2016, are as follows (in thousands):

	Capital Leases	Operating Leases
2017	$17,029	$819
2018	17,657	672
2019	18,264	602
2020	16,977	342
2021	10,936	342
Thereafter	11,659	190

Total minimum lease payments	$92,522	$2,967
Less amount representing interest	(8,029)
Present value of net minimum capital lease payments	84,493
Less current portion	(14,449)
Obligations under capital leases less current portion	$70,044

Customer Vehicle Leases as Lessor

The Company leases both owned and leased vehicles to customers, through its PacLease and Idealease franchises, primarily over periods of one to ten years, under operating lease arrangements, which require a minimum rental payment and a contingent rental payment based on mileage. Rental income during the year ended December 31, 2016, consisted of minimum rental payments of approximately $182.1 million and contingent rental payments of $27.8 million. Rental income during the year ended December 31, 2015, consisted of minimum rental payments of approximately $175.0 million and contingent rental payments of $27.4 million. Rental income during the year ended December 31, 2014, consisted of minimum rental payments of approximately $154.8 million and contingent rental payments of $24.5 million. Minimum rental payments to be received for non-cancelable leases and subleases in effect at December 31, 2016, are as follows (in thousands):

2017	$121,335
2018	103,092
2019	81,532
2020	58,660
2021	34,083
Thereafter	17,257

Total	$415,959

As of December 31, 2016, the Company had $570.1 million of lease vehicles included in property and equipment, net of accumulated depreciation of $262.6 million. As of December 31, 2015, the Company had $592.0 million of lease vehicles included in property and equipment, net of accumulated depreciation of $233.8 million.

Other Leases - Land and Buildings

The Company leases various assets under operating leases with expiration dates ranging from February 2017 through May 2045. Monthly rental payments range from approximately $275 per month to $46,479 per month. Rental expense was $10.3 million for the year ended December 31, 2016, $11.8 million for the year ended December 31, 2015, and $12.8 million for the year ended December 31, 2014. Future minimum lease payments under non-cancelable leases at December 31, 2015, are as follows (in thousands):

2017	$8,180
2018	6,341
2019	4,639
2020	3,404
2021	1,899
Thereafter	16,336

Total	$40,799

11.          SHARE BASED COMPENSATION AND EMPLOYEE BENEFIT PLANS:

Employee Stock Purchase Plan

The Company’s 2004 Employee Stock Purchase Plan, as amended and restated (the “Employee Stock Purchase Plan”) allows eligible employees to contribute up to $10,625 of their base earnings every six months toward the semi-annual purchase of the Company’s Class A Common Stock. The employee’s purchase price is 85% of the lesser of the closing price of the Class A Common Stock on the first business day or the last business day of the semi-annual offering period, as reported by The NASDAQ Global Select Market. Employees may purchase shares having a fair market value of up to $25,000 (measured as of the first day of each semi-annual offering period) for each calendar year. On May 17, 2016, the Company’s shareholders approved the amendment and restatement of the Employee Stock Purchase Plan to increase the number of shares of Class A Common Stock authorized for issuance thereunder by 500,000 shares. Under the Employee Stock Purchase Plan, there are approximately 528,000 shares remaining of the 1,400,000 shares of the Company’s Class A Common Stock that have been reserved for issuance. The Company issued 137,360 shares under the Employee Stock Purchase Plan during the year ended December 31, 2016 and 85,263 shares during the year ended December 31, 2015. Of the 6,180 employees eligible to participate, 1,011 elected to participate in the plan as of December 31, 2016.

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

The Director Plan is designed to attract and retain highly qualified non-employee directors. Prior to 2008, each non-employee director received options to purchase 20,000 shares of the Company’s Class A Common Stock upon their respective date of appointment and each year on the date that they are elected or reelected by the shareholders to serve on the Board of Directors. Each option has a ten year term from the grant date and vested immediately. Currently, each non-employee director receives a grant of the Company’s Class A Common Stock, or up to 40% cash, equivalent to a compensation value of $125,000. In 2015, three non-employee directors received a grant of 4,725 shares of the Company’s Class A Common Stock, one non-employee director received a grant of 3,780 shares of the Company’s Class A Common Stock and $25,000 cash and three non-employee directors received a grant of 2,835 shares of the Company’s Class A Common Stock and $50,000 cash, for total compensation equivalent to $125,000 each. In 2016, two non-employee directors received a grant of 6,145 shares of the Company’s Class A Common Stock and four non-employee director received a grant of 3,687 shares of the Company’s Class A Common Stock and $50,000 cash, for total compensation equivalent to $125,000 each. Under the Director Plan, there are approximately 165,000 shares remaining for issuance of the 500,000 shares of the Company’s Class A Common Stock that have been reserved for issuance. The Company granted 27,038 shares of Class A Common Stock under the Director Plan during the year ended December 31, 2016 and 26,460 shares of Class A Common Stock under the Director Plan during the year ended December 31, 2015.

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

The aggregate number of shares of common stock subject to stock options or SARs that may be granted to any one participant in any year under the 2007 Incentive Plan is 100,000 shares of Class A Common Stock or 100,000 shares of Class B Common Stock. Each option granted pursuant to the 2007 Incentive Plan has a ten year term from the grant date and vests in three equal annual installments beginning on the third anniversary of the grant date. The Company has 6,050,000 shares of Class A Common Stock and 1,450,000 shares of Class B Common Stock reserved for issuance upon exercise of any awards granted under the Company’s 2007 Incentive Plan. As of December 31, 2016, approximately 856,000 shares of Class A Common Stock and 539,000 shares of Class B Common Stock are available for issuance upon the exercise of any awards granted under the Company’s 2007 Incentive Plan. The Company issues new shares of its Class A or Class B Common Stock upon the exercise of stock options or vesting of restricted stock units. During the year ended December 31, 2016, the Company granted 493,088 options to purchase Class A Common Stock and 268,890 restricted Class B Common Stock units under the 2007 Incentive Plan. During the year ended December 31, 2015, the Company granted 485,838 options to purchase Class A Common Stock and 259,490 restricted Class B Common Stock units under the 2007 Incentive Plan.

Valuation and Expense Information

Stock-based compensation expense related to stock options, restricted stock awards, restricted stock units and employee stock purchases was $12.9 million for the year ended December 31, 2016, $12.4 million for the year ended December 31, 2015, and $11.3 million for the year ended December 31, 2014.

Cash received from options exercised and shares purchased under all share-based payment arrangements was $6.5 million for the year ended December 31, 2016, $4.3 million for the year ended December 31, 2015, and $12.5 million for the year ended December 31, 2014.

A summary of the Company’s stock option activity and related information for the year ended December 31, 2016, follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Life (in Years)	Value

Balance of Outstanding Options at January 1, 2016	3,475,115	$20.95
Granted	493,088	17.65
Exercised	(466,877)	13.82
Forfeited	(11,500)	25.55
Balance of Outstanding Options at December 31, 2016	3,489,826	$21.42	5.86	$36,573,365
Expected to vest after December 31, 2016	1,823,896	$24.79	7.63	$12,969,933
Vested and exercisable at December 31, 2016	1,608,248	$17.48	3.80	$23,198,547

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the weighted-average of the closing price as of December 30, 2016, of the Company’s Class A common of $31.90. The total intrinsic value of options exercised was $4.8 million during the year ended December 31, 2016, $2.6 million during the year ended December 31, 2015, and $18.7 million during the year ended December 31, 2014.

A summary of the status of the number of shares underlying Company’s non-vested stock options as of December 31, 2016, and changes during the year ended December 31, 2016, is as follows:

		Weighted
		Average
	Number of	Grant Date
Non-vested Shares	Shares	Fair Value

Non-vested at January 1, 2016	1,919,873	$12.30
Granted	493,088	6.54
Vested	(527,883)	10.56
Forfeited	(3,500)	9.24

Non-vested at December 31, 2016	1,881,578	$11.28

The total fair value of vested options was $5.6 million during the year ended December 31, 2016, $5.1 million during the year ended December 31, 2015, and $3.3 million during the year ended December 31, 2014. The weighted-average grant date fair value of options granted was $6.54 per share during the year ended December 31, 2016, $11.27 per share during the year ended December 31, 2015, and $15.86 per share during the year ended December 31, 2014.

Stock Awards

The Company granted restricted stock units to certain of its employees under the 2007 Incentive Plan and unrestricted stock awards to its non-employee directors under the Director Plan during the year ended December 31, 2016. The restricted stock units granted to employees vest in three equal installments on the first, second and third anniversary of the grant date and are forfeited in the event the recipient’s employment or relationship with the Company is terminated prior to vesting. The fair value of the restricted stock units to the Company’s employees is amortized to expense on a straight-line basis over the restricted stock’s vesting period. The shares granted to non-employee directors are expensed on the grant date.

The following table presents a summary of the Company’s non-vested restricted stock units outstanding at December 31, 2016:

		Weighted
		Average		Weighted
		Remaining	Aggregate	Average
		Contractual	Intrinsic	Grant Date
Stock Awards and Units	Shares	Life (in Years)	Value	Fair Value

Outstanding Non-vested shares at January 1, 2016	483,335			$24.73
Granted	268,890			17.57
Vested	(233,052)			24.32
Forfeited	−			−

Outstanding Non-vested at December 31, 2016	519,173	8.6	$16,561,618	$21.21

Expected to vest after December 31, 2016	516,649	8.6	$16,481,103

The total fair value of the shares issued upon the vesting of stock awards during the year ended December 31, 2016 was $5.7 million. The weighted-average grant date fair value of stock awards and units granted was $17.57 per share during the year ended December 31, 2016, $24.75 per share during the year ended December 31, 2015, and $26.81 per share during the year ended December 31, 2014.

As of December 31, 2016, there was $13.3 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Incentive Plan and the 2007 Incentive Plan. That cost is expected to be recognized over a weighted-average period of 2.2 years.

Defined Contribution Plan

The Company has a defined contribution plan (the “Rush 401k Plan”), which is available to all Company employees and the employees of certain affiliates. Each employee who has completed 90 days of continuous service is entitled to enter the Rush 401k Plan on the first day of the following month. Participating employees may contribute from 1% to 50% of total gross compensation. However, certain highly compensated employees are limited to a maximum contribution of 15% of total gross compensation. Effective February 1, 2012, for the first 10% of an employee’s contribution, the Company contributed an amount equal to 20% of the employees’ contributions for those employees with less than five years of service and an amount equal to 40% of the employees’ contributions for those employees with more than five years of service. The Company incurred expenses related to the Rush 401k Plan of approximately $6.5 million during the year ended December 31, 2016, $6.2 million during the year ended December 31, 2015, and $5.2 million during the year ended December 31, 2014.

Deferred Compensation Plan

On November 6, 2010 the Board of Directors of the Company adopted the Rush Enterprises, Inc. Deferred Compensation Plan (the “Deferred Compensation Plan”) pursuant to which selected employees and directors may elect to defer a portion of their annual compensation. The Deferred Compensation Plan also provides the Company with the discretion to make matching contributions to participants’ accounts. The Company established a rabbi trust to finance obligations under the Deferred Compensation Plan with corporate-owned variable life insurance contracts. Participants are 100% vested in their respective deferrals and the earnings thereon. The first deferral election period began on January 1, 2011. The Company’s liability related to the Deferred Compensation Plan was $7.2 million on December 31, 2016 and $4.9 million on December 31, 2015. The related cash surrender value of the life insurance contracts was $6.8 million on December 31, 2016 and $4.8 million on December 31, 2015.

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

The following is a reconciliation of the numerators and the denominators of the basic and diluted per share computations for income from continuing operations (in thousands, except per share amounts):

	2016	2015	2014

Numerator-
Numerator for basic and diluted earnings per share -
Net income available to common shareholders	$40,582	$66,053	$79,957
Denominator-
Denominator for basic earnings per share – weighted average shares	39,938	40,271	39,783
Effect of dilutive securities-
Employee and director stock options and restricted share awards	665	822	1,111
Denominator for diluted earnings per share - adjusted weighted average shares and assumed conversions	40,603	41,093	40,894
Basic earnings per common share	$1.02	$1.64	$2.01
Diluted earnings per common share and common share equivalents	$1.00	$1.61	$1.96

Options to purchase shares of common stock that were outstanding for the years ended December 31, 2016, 2015 and 2014 that were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive are as follows (in thousands):

	2016	2015	2014
Anti-dilutive options – weighted average	2,043	1,186	482

13.     INCOME TAXES:

Provision for Income Taxes

The tax provisions are summarized as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014

Current provision-
Federal	$15,236	$7,513	$21,826
State	2,300	2,592	3,531

	17,536	10,105	25,357

Deferred provision-
Federal	8,260	29,561	23,243
State	71	2,084	1,986

	8,331	31,645	25,229

Provision (benefit) for income taxes	$25,867	$41,750	$50,586

A reconciliation of taxes based on the federal statutory rates and the provisions (benefits) for income taxes are summarized as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014

Income taxes at the federal statutory rate	$23,255	$37,733	$45,691
State income taxes, net of federal benefit	1,552	3,053	3,398
Tax effect of permanent differences	887	959	1,069
Other, net	173	5	428

Provision for income taxes	$25,867	$41,750	$50,586

The components of income taxes recorded in other comprehensive income and paid in capital consisted of the following (in thousands):

	Year Ended December 31,
	2016		2015	2014
Income tax expense (benefit) related to components of other comprehensive income:
Change in fair value of cash flow swaps	$	−	$92	$308
Change in fair value of available-for-sale securities		13	7	166
Total		$13	$99	$474

Paid in capital – stock based compensation		$294	$337	$(5,207)

The following summarizes the components of net deferred income tax liabilities included in the balance sheet (in thousands):

	December 31,
	2016	2015
Deferred income tax (assets) liabilities:
Inventory	$(5,074)	$(6,039)
Accounts receivable	(203)	(187)
Capital lease obligations	(31,263)	(30,993)
Stock options	(11,655)	(10,719)
Accrued liabilities	(3,610)	(3,685)
State net operating loss carry forward	(1,921)	(1,570)
State tax credit	(380)	(382)
Other	(5,170)	(2,606)
Difference between book and tax basis- Depreciation and amortization	256,352	244,716
	197,076	188,535
Valuation allowance	255	452

Net deferred income tax liability	$197,331	$188,987

At December 31, 2016, the Company had approximately $44.6 million in state net operating loss carry forwards that expire from 2016 through 2036. The Company has a valuation allowance of $255,000 associated with state net operating losses. The valuation allowance decreased by $197,000 due to uncertainty regarding the ability to utilize the losses.

The Company had unrecognized income tax benefits totaling $2.4 million as a component of accrued liabilities at December 31, 2016, and $2.3 million at December 31, 2015, the total of which, if recognized, would impact the Company’s effective tax rate. An unfavorable settlement would require a charge to income tax expense and a favorable resolution would be recognized as a reduction to income tax expense. The Company recognizes interest accrued related to unrecognized tax benefits in income tax expense. During the years ended December 31, 2016, 2015 and 2014, the Company recognized approximately $34,800, $11,600, and $17,500 in interest. No amounts were accrued for penalties. The Company had approximately $145,000, $110,100 and $98,500 for the payment of interest accrued at December 31, 2016, 2015 and 2014, respectively.

The Company does not anticipate a significant change in the amount of unrecognized tax benefits in the next 12 months. As of December 31, 2016, the tax years ended December 31, 2013 through 2016 remained subject to audit by federal tax authorities and the tax years ended December 31, 2012 through 2016, remained subject to audit by state tax authorities.

A reconciliation of the change in the unrecognized tax benefits is as follows (in thousands):

	2016	2015	2014
Unrecognized tax benefits at beginning of period	$2,332	$2,087	$1,545
Gross increases – tax positions in current year	429	692	815
Gross increases – tax positions in a prior year		−	−
Reductions due to lapse of statute of limitations	(360)	(447)	(273)
Unrecognized tax benefits at end of period	$2,401	$2,332	$2,087

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

The Company has purchase obligations of approximately $8.1 million at December 31, 2016 related to the Company’s construction contracts for a facility in Houston, Texas and a real estate purchase agreement for Las Vegas, Nevada. The Company also has contractual obligations of $14.9 million with IBM for management services related to the Company’s SAP enterprise software and dealership management system and SAP America, Inc. with respect to the Software License Agreement for the SAP enterprise software and dealership management system.

15.     ACQUISITIONS:

All of the following acquisitions, unless otherwise noted, were considered business combinations accounted for under ASC 805 “Business Combinations.” Pro forma information is not included in accordance with ASC 805 since no acquisitions were considered material individually or in the aggregate.

On May 27, 2016, we acquired certain assets of Transwest Truck Center Las Vegas, LLC, which included a Ford truck franchise in Las Vegas, Nevada. The transaction was valued at approximately $0.8 million, with the purchase price paid in cash.

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

On May 4, 2015, the Company acquired certain assets of Yancey Truck Centers, LLC, which operated commercial vehicle dealerships in Albany, Blackshear, Tifton, Valdosta, Augusta, Columbus and Macon, Georgia.  Certain of these locations are operating as Rush Truck Centers and offer commercial vehicle sales, parts and service for International trucks.  The acquisition also included an Idealease commercial vehicle rental and leasing business.

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

Goodwill	$9,159
Inventory	7,622
Property and equipment	7,090
Accounts receivable	1,306
Prepaid expenses	80
Other	4

Total	$25,261

All of the goodwill acquired in the Effingham Truck Sales, Inc. acquisition will be amortized over 15 years for tax purposes.

16.     ACCUMULATED OTHER COMPREHENSIVE INCOME:

The following table shows the components of accumulated other comprehensive loss (in thousands):

	Cash Flow Swaps		Available for Sale Securities	Total
Balance as of December 31, 2014		$(143)	$(317)	$(460)
Changes in fair value		235	19	254
Income tax expense		(92)	(7)	(99)
Balance as of December 31, 2015	$	−	$(305)	$(305)
Reclassification of gain into income		−	32	32
Income tax expense		−	(13)	(13)
Balance as of December 31, 2016	$	−	$(286)	$(286)

The following table shows the amount of loss reclassified from accumulated other comprehensive loss into earnings (in thousands):

	Year Ended
	December 31, 2016		December 31, 2015	December 31, 2014
Losses on cash flow swaps to:
Interest expense	$	−	$(55)	$(196)
Income tax benefit		−	21	76
Total reclassifications	$	−	$(34)	$(120)

17.     UNAUDITED QUARTERLY FINANCIAL DATA:

(In thousands, except per share amounts.)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2016

Revenues	$1,070,840	$1,026,462	$1,096,041	$1,021,271
Gross profit	183,270	180,478	181,316	172,948
Operating income	8,181	21,572	27,588	23,387
Income before income taxes	3,942	17,809	24,303	20,395
Net income	$2,395	$10,817	$14,880	$12,490

Earnings per share:
Basic	$0.06	$0.27	$0.38	$0.32
Diluted	$0.06	$0.27	$0.37	$0.31

2015

Revenues	$1,193,535	$917,878	$1,294,076	$1,161,819
Gross profit	193,622	207,633	208,008	175,684
Operating income	30,329	35,560	36,030	19,357
Income before income taxes	27,388	31,962	32,462	15,991
Net income	$16,781	$19,576	$19,883	$9,813

Earnings per share:
Basic	$0.42	$0.49	$0.49	$0.24
Diluted	$0.41	$0.48	$0.48	$0.24

18.     SEGMENTS:

The Company currently has one reportable business segment - the Truck Segment. The Truck Segment includes the Company’s operation of a nationwide network of commercial vehicle dealerships that provide an integrated one-stop source for the commercial vehicle needs of its customers, including retail sales of new and used commercial vehicles; aftermarket parts, service and body shop facilities; and a wide array of financial services, including the financing of new and used commercial vehicle purchases, insurance products and truck leasing and rentals. The commercial vehicle dealerships are deemed a single reporting unit because they have similar economic characteristics. The Company’s chief operating decision maker considers the entire Truck Segment, not individual dealerships or departments within our dealerships, when making decisions about resources to be allocated to the segment and assessing its performance.

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

The Company accounts for intersegment sales and transfers as if the sales or transfers were to third parties, that is, at current market prices. There were no material intersegment sales during the years ended December 31, 2016, 2015 or 2014.

The following table contains summarized information about reportable segment revenue, segment income or loss from continuing operations and segment assets for the periods ended December 31, 2016, 2015 and 2014 (in thousands):

	Truck	All
	Segment	Other	Totals
2016
Revenues from external customers	$4,199,348	$15,266	$4,214,614
Interest income	621	–	621
Interest expense	14,740	160	14,900
Depreciation and amortization	50,771	490	51,261
Segment operating income	81,483	(756)	80,728
Segment income (loss) from continuing operations before taxes	67,364	(915)	66,449
Segment assets	2,570,016	33,031	2,603,047
Goodwill	287,631	2,560	290,191
Expenditures for segment assets	196,704	261	196,965

2015
Revenues from external customers	$4,964,642	$15,091	$4,979,733
Interest income	490	–	490
Interest expense	13,814	149	13,963
Depreciation and amortization	43,355	504	43,859
Segment operating income	122,907	(1,631)	121,276
Segment income (loss) from continuing operations before taxes	109,583	(1,780)	107,803
Segment assets	2,818,255	33,753	2,852,008
Goodwill	282,481	2,560	285,041
Expenditures for segment assets	367,482	308	367,790

2014
Revenues from external customers	$4,708,978	$18,378	$4,727,356
Interest income	239	–	239
Interest expense	11,278	159	11,437
Depreciation and amortization	40,283	503	40,786
Segment operating income	142,074	(333)	141,741
Segment income (loss) from continuing operations before taxes	131,035	(492)	130,543
Segment assets	2,646,018	29,857	2,675,875
Goodwill	262,585	2,560	265,145
Expenditures for segment assets	262,613	510	263,123

19.     ASSET IMPAIRMENT:

During the fourth quarter of 2014, the Company initiated a plan to sell its corporate aircraft and met all of the initial criteria of ASC 360, “Property, Plant and Equipment” to classify the corporate asset as an asset held for sale.  It was determined that the carrying value of the corporate aircraft was no longer recoverable, and the Company recognized a $3.4 million in pre-tax non-cash asset impairment charge during the twelve months ended December 31, 2014.  As a result, the Company adjusted the carrying value of its corporate aircraft to its estimated fair market value less costs to sell in accordance with ASC 820, “Fair Value Measurement.”  The impairment loss is included in depreciation and amortization expense as of December 31, 2014, on the Consolidated Statements of Income. This aircraft was sold in connection with the purchase of a replacement aircraft in 2015 and no additional loss was incurred.

20.     RELATED PARTY TRANSACTIONS:

During the year ended December 31, 2014, the Company entered into a loan agreement with CCTTS, a related party, that provides for advances up to $16.0 million to finance commercial vehicle inventory. Borrowings under this loan agreement bear interest at the three month LIBOR rate plus 4.0% and the interest is payable monthly. Amounts advanced under the loan agreement are due when the related commercial vehicle inventory is sold by the related party. The Company had a $10.2 million receivable under the loan agreement at December 31, 2016 and $10.6 million at December 31, 2015.

21.     RESTRUCTURING COSTS:

During the first quarter of 2016, the Company instituted plans to consolidate its dealership network. The Company incurred pre-tax expense of approximately $9.0 million related to costs associated with the restructuring activities, including asset impairment charges.

The restructuring costs included $3.2 million associated with impairment charges to certain fixed assets and the value of the real estate underlying the affected locations, which was reported in selling, general and administrative expenses in the Consolidated Statements of Income and Comprehensive Income. See Note 9 – Financial Instruments and Fair Value, for further discussion on the impairment charge related to the value of real estate in the affected locations. The restructuring costs also included $0.7 million associated with severance benefits for the reduction of approximately 100 employees, lease cancellation fees and contract termination costs that were reported as selling, general and administrative expenses in the Consolidated Statements of Income and Comprehensive Income.

In addition, the Company classified certain excess real estate as held for sale, which resulted in an impairment charge of $5.0 million that was reported in selling, general and administrative expenses in the Consolidated Statements of Income and Comprehensive Income for 2016.

During the third and fourth quarters of 2016, the Company sold four of the properties with a fair value of $6.1 million. As of December 31, 2016, the remaining real estate associated with the dealership consolidation and owned by the Company and the Company’s excess real estate is included in assets held for sale on the Consolidated Balance Sheets.

The restructuring costs and the assets held for sale are reported under the Truck Segment.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, the Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures were effective as of December 31, 2016, to ensure that information required to be disclosed in its reports filed or submitted under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

As of December 31, 2016, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control – Integrated Framework,” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission (2013 Framework). Based on the assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2016, based on those criteria.

Ernst & Young LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this annual report on Form 10-K, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. The report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016, is included in this Item 9A under the heading “Attestation Report of Independent Registered Public Accounting Firm.”

Attestation Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Rush Enterprises, Inc.

We have audited Rush Enterprises, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control − Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). Rush Enterprises, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Rush Enterprises, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Rush Enterprises, Inc. and subsidiaries as of December 31, 2016, and 2015, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016, of Rush Enterprises, Inc. and subsidiaries and our report dated March 1, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Antonio, Texas

March 1, 2017

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information called for by Item 10 of Form 10-K is incorporated herein by reference to such information included in the Company’s Proxy Statement for the 2017 Annual Meeting of Shareholders.

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

Item 11. Executive Compensation

The information called for by Item 11 of Form 10-K is incorporated herein by reference to such information included in the Company’s Proxy Statement for the 2017 Annual Meeting of Shareholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information called for by Item 12 of Form 10-K, other than the equity compensation plan information set forth below, is incorporated herein by reference to such information included in the Company’s Proxy Statement for the 2017 Annual Meeting of Shareholders.

Equity Compensation Plan Information

The Equity Compensation Plan Information Table provides information as of December 31, 2016, with respect to shares of Class A and Class B Common Stock that may be issued under our existing equity compensation plans, including the Rush Enterprises, Inc. 2006 Non-Employee Director Stock Plan, the Rush Enterprises, Inc. 2007 Long-Term Incentive Plan, The Rush Enterprises, Inc. Long-Term Incentive Plan, as amended (adopted by the Company’s shareholders in May 1996).

Class A Common Stock:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights as of December 31, 2016 (a)	Weighted-average exercise price of outstanding options, warrants and rights as of December 31, 2016 (b)	Number of securities remaining available for future issuance under equity compensation plans as of December 31, 2016 (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	3,500,342	$21.36	1,021,043
Equity compensation plans not approved by security holders	−	−	−
Total	3,500,342	−	1,021,043	(1)

(1)

Includes 1,527,701 shares that may be issued in the form of restricted stock under the Rush Enterprises, Inc. 2006 Non-Employee Director Stock Plan and the Rush Enterprises, Inc. 2007 Long-Term Incentive Plan.

Class B Common Stock:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights as of December 31, 2016 (a)	Weighted-average exercise price of outstanding options, warrants and rights as of December 31, 2016 (b)	Number of securities remaining available for future issuance under equity compensation plans as of December 31, 2016 (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	508,657	$0	539,442
Equity compensation plans not approved by security holders	−	−	−
Total	508,657	−	539,442	(1)

(1)	Includes 539,442 shares that may be issued in the form of restricted stock under the Rush Enterprises, Inc. 2007 Long-Term Incentive Plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information called for by Item 13 of Form 10-K is incorporated herein by reference to such information included in the Company’s Proxy Statement for the 2017 Annual Meeting of Shareholders.

Item 14. Principal Accountant Fees and Services

The information called for by Item 14 of Form 10-K is incorporated herein by reference to such information included in the Company’s Proxy Statement for the 2017 Annual Meeting of Shareholders.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)(1) Financial Statements

Included in Item 8 of Part II of this annual report on Form 10-K are the following:

Report of Independent Registered Public Accounting Firm;

Consolidated Balance Sheets as of December 31, 2016, and 2015;

Consolidated Statements of Income for the years ended December 31, 2016, 2015, and 2014;

Consolidated Statements of Comprehensive Income for the years ended December 31, 2016, 2015, and 2014;

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2016, 2015, and 2014;

Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015, and 2014; and

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

10.5+*	Rush Enterprises, Inc. 2004 Employee Stock Purchase Plan, as amended (as Amended and Restated Effective February 23, 2016)

10.6+

Rush Enterprises, Inc. Amended and Restated 2006 Non-Employee Director Stock Plan (incorporated herein by reference to Exhibit 10.10 of the Company’s Form 10-K (File No. 000-20797) for the year ended December 31, 2010)

10.7+

Form of Rush Enterprises, Inc. 2006 Non-Employee Director Stock Option Agreement (incorporated herein by reference to Exhibit 4.4 of the Company’s Registration Statement No. 333-138556 on Form S-8 filed November 9, 2006)

10.8+

Form of Rush Enterprises, Inc. 2006 Non-Employee Director Stock Plan Restricted Stock Unit Award Agreement (incorporated herein by reference to Exhibit 10.1 of the Company’s Form 10-Q (File No. 000-20797) for the quarter ended June 30, 2012)

10.9+

Rush Enterprises, Inc. Amended and Restated 2007 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 000-20797) filed July 24, 2014)

10.10+

Form of Rush Enterprises, Inc. 2007 Long-Term Incentive Plan Restricted Stock Unit Agreement (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 000-20797) filed March 14, 2012)

10.11+

Form of Rush Enterprises, Inc. 2007 Long-Term Incentive Plan Stock Option Agreement (incorporated herein by reference to Exhibit 4.4 of the Company’s Form S-8 (File No. 333-144821) filed July 24, 2007)

10.12

Form of dealer agreement between Peterbilt Motors Company and Rush Truck Centers (incorporated herein by reference to Exhibit 10.18 of the Company’s Form 10-K (File No. 000-20797) for the year ended December 31, 1999)

10.13

Amended and Restated Amendment to Dealer Sales and Service Agreements, dated December 19, 2012, by and among Peterbilt Motors Company, a division of PACCAR, Inc., Rush Enterprises, Inc. and the subsidiaries of Rush Enterprises, Inc. named a party therein (incorporated herein by reference to Exhibit 10.1 of the Company's Form 8-K (File No. 000-20797) filed December 20, 2012)

10.14

Guaranty Agreement, dated December 31, 2010, by Rush Enterprises, Inc. and each other Guarantor party thereto in favor of General Electric Capital Corporation. (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (File No. 000-20797) filed January 6, 2011)

10.15

Amended and Restated Credit Agreement, dated January 31, 2012, among Rush Truck Centers of Alabama, Inc., Rush Truck Centers of Arizona, Inc., Rush Truck Centers of California, Inc., Rush Medium Duty Truck Centers of Colorado, Inc., Rush Truck Centers of Colorado, Inc., Rush Truck Centers of Florida, Inc., Rush Truck Centers of Georgia, Inc., Rush Truck Centers of New Mexico, Inc., Rush Truck Centers of Oklahoma, Inc., Rush Truck Centers of Tennessee, Inc., Rush Truck Centers of North Carolina, Inc., Rush Truck Centers of Idaho, Inc., Rush Truck Centers of Utah, Inc., and Rush Truck Centers of Oregon, Inc., Rush Truck Centers of Texas, L.P., Rush Enterprises, Inc., the Lenders party thereto, and General Electric Capital Corporation (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 000-20797) filed February 2, 2012)

10.16

First Amendment to Credit Agreement, dated March 29, 2012, by and among Rush Truck Centers of Alabama, Inc., Rush Truck Centers of Arizona, Inc., Rush Truck Centers of California, Inc., Rush Medium Duty Truck Centers of Colorado, Inc., Rush Truck Centers of Colorado, Inc., Rush Truck Centers of Florida, Inc., Rush Truck Centers of Georgia, Inc., Rush Truck Centers of New Mexico, Inc., Rush Truck Centers of Oklahoma, Inc., Rush Truck Centers of Tennessee, Inc., Rush Truck Centers of North Carolina, Inc., Rush Truck Centers of Idaho, Inc., Rush Truck Centers of Utah, Inc., and Rush Truck Centers of Oregon, Inc., Rush Truck Centers of Texas, L.P., Rush Enterprises, Inc., the Lenders party thereto, and General Electric Capital Corporation (incorporated herein by reference to Exhibit 10.3 of the Company’s Form 10-Q (File No. 000-20797) for the quarter ended March 31, 2012)

10.17

Second Amendment to Credit Agreement, dated December 31, 2012, among Rush Truck Centers of Alabama, Inc., Rush Truck Centers of Arizona, Inc., Rush Truck Centers of California, Inc., Rush Medium Duty Truck Centers of Colorado, Inc., Rush Truck Centers of Colorado, Inc., Rush Truck Centers of Florida, Inc., Rush Truck Centers of Georgia, Inc., Rush Truck Centers of New Mexico, Inc., Rush Truck Centers of Oklahoma, Inc., Rush Truck Centers of Tennessee, Inc., Rush Truck Centers of North Carolina, Inc., Rush Truck Centers of Idaho, Inc., Rush Truck Centers of Utah, Inc., and Rush Truck Centers of Oregon, Inc., Rush Truck Centers of Texas, L.P., Rush Truck Centers of Ohio, Inc., Rush Enterprises, Inc., the Lenders party thereto, and General Electric Capital Corporation (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 000-20797) filed January 3, 2013)

10.18

Third Amendment to Credit Agreement, dated July 11, 2013, among Rush Truck Centers of Alabama, Inc., Rush Truck Centers of Arizona, Inc., Rush Truck Centers of California, Inc., Rush Medium Duty Truck Centers of Colorado, Inc., Rush Truck Centers of Colorado, Inc., Rush Truck Centers of Florida, Inc., Rush Truck Centers of Georgia, Inc., Rush Truck Centers of New Mexico, Inc., Rush Truck Centers of Oklahoma, Inc., Rush Truck Centers of Tennessee, Inc., Rush Truck Centers of North Carolina, Inc., Rush Truck Centers of Idaho, Inc., Rush Truck Centers of Utah, Inc., Rush Truck Centers of Oregon, Inc., Rush Truck Centers of Ohio, Inc., Rush Truck Centers of Kansas, Inc., Rush Truck Centers of Missouri, Inc., Rush Truck Centers of Texas, L.P., Rush Enterprises, Inc., the Lenders party thereto, and GE Capital Commercial Inc. (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 000-20797) filed July 16, 2013)

10.19

Fourth Amendment to Credit Agreement, dated as of June 30, 2015 by and among the Company, the Lenders signatory thereto and GE Capital Commercial Inc., as Administrative Agent for the Lenders (incorporated herein by reference to Exhibit 10.01 on the Company’s Current Report on Form 8-K (File No. 000-20797 filed July 7, 2015)

10.20

Second Amended and Restated Credit Agreement, dated as of September 15, 2015 by and among the Company, the Lenders signatory thereto and GE Capital Commercial Inc., as Administrative Agent for the Lenders (incorporated herein by reference to Exhibit 10.1 on the Company’s Current Report on Form 8-K (File No. 000-20797) filed September 21, 2015)

10.21

Third Amended and Restated Credit Agreement, dated as of July 7, 2016 by and among the Company, the Lenders signatory thereto and BMO Harris Bank N.A., as Administrative Agent and Collateral Agent (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 000-20797) filed July 8, 2016)

10.22

Letter from BMO Harris Bank N.A. to Company dated December 4, 2015 Providing Notice of Account Information and Address Changes (incorporated herein by reference to Exhibit 10.24 of the Company’s Form 10-K (File No. 000-20797) for the year ended December 31, 2015)

10.23+	Rush Enterprises, Inc. Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 000-20797) filed November 12, 2010)

10.24+	Form of Indemnity Agreement (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 000-20797) filed January 7, 2015)

10.25+	Rush Enterprises, Inc. Executive Transition Plan (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 000-20797) filed July 25, 2008)

10.26+

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

RUSH ENTERPRISES, INC.

By: /s/ W. M.”RUSTY” RUSH	Date: March 1, 2017
W. M. “Rusty” Rush
President, Chief Executive Officer and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated:

Signature	Capacity	Date

/s/ W. M. “RUSTY” RUSH	President, Chief Executive Officer and Chairman of the Board	March 1, 2017
W. M. “Rusty” Rush	(Principal Executive Officer)

/s/ STEVEN L. KELLER	Senior Vice President, Chief Financial Officer and Treasurer	March 1, 2017
Steven L. Keller	(Principal Financial and Accounting Officer)

/s/ THOMAS A. AKIN	Director	March 1, 2017
Thomas A. Akin

/s/ JAMES C. UNDERWOOD	Director	March 1, 2017
James C. Underwood

/s/ RAYMOND J. CHESS	Director	March 1, 2017
Raymond J. Chess

/s/ DR. KENNON GUGLIELMO	Director	March 1, 2017
Dr. Kennon Guglielmo

/s/ WILLIAM H. CARY	Director	March 1, 2017
William H. Cary