Form 10-Q
period 2017-03-31
RUSH ENTERPRISES INC \TX\
filed 2017-05-10
CIK 1012019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

(X)     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Yes [X]                   No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Emerging growth company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ]                   No [X]

Indicated below is the number of shares outstanding of each of the issuer’s classes of common stock, as of May 3, 2017.

Class	Number of Shares Outstanding
Class A Common Stock, $.01 Par Value	30,535,559
Class B Common Stock, $.01 Par Value	8,997,663

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

MARCH 31, 2017 AND DECEMBER 31, 2016

(In Thousands, Except Shares)

	March 31,	December 31,
	2017	2016
	(Unaudited)

Assets
Current assets:
Cash and cash equivalents	$89,073	$82,026
Accounts receivable, net	165,249	156,199
Note receivable affiliate	14,017	10,166
Inventories, net	872,907	840,304
Prepaid expenses and other	9,367	8,798
Assets held for sale	12,932	13,955
Total current assets	1,163,545	1,111,448
Investments	6,231	6,231
Property and equipment, net	1,124,746	1,135,805
Goodwill, net	290,191	290,191
Other assets, net	54,848	59,372
Total assets	$2,639,561	$2,603,047

Liabilities and shareholders’ equity
Current liabilities:
Floor plan notes payable	$684,595	$646,945
Current maturities of long-term debt	131,628	130,717
Current maturities of capital lease obligations	14,623	14,449
Liabilities directly associated with assets held for sale	–	783
Trade accounts payable	99,534	97,844
Customer deposits	16,217	18,418
Accrued expenses	76,811	83,974
Total current liabilities	1,023,408	993,130
Long-term debt, net of current maturities	459,817	472,503
Capital lease obligations, net of current maturities	67,994	70,044
Other long-term liabilities	8,249	7,214
Deferred income taxes, net	198,739	197,331
Shareholders’ equity:
Preferred stock, par value $.01 per share; 1,000,000 shares authorized; 0 shares outstanding in 2017 and 2016	–	–
Common stock, par value $.01 per share; 60,000,000 Class A shares and 20,000,000 Class B shares authorized; 30,481,059 Class A shares and 9,200,199 Class B shares outstanding in 2017; and 30,007,088 Class A shares and 9,245,447 Class B shares outstanding in 2016	445	438
Additional paid-in capital	320,730	309,127
Treasury stock, at cost: 934,171 class A shares and 3,894,409 class B shares in 2017 and 934,171 class A shares and 3,650,491 class B shares in 2016	(94,442)	(86,882)
Retained earnings	654,907	640,428
Accumulated other comprehensive loss, net of tax	(286)	(286)
Total shareholders’ equity	881,354	862,825
Total liabilities and shareholders’ equity	$2,639,561	$2,603,047

The accompanying notes are an integral part of these consolidated financial statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(In Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended March 31,
	2017	2016

Revenues:
New and used commercial vehicle sales	$635,953	$668,545
Parts and service sales	350,106	341,939
Lease and rental	51,244	50,887
Finance and insurance	3,929	4,499
Other	3,565	4,970
Total revenue	1,044,797	1,070,840
Cost of products sold:
New and used commercial vehicle sales	588,120	623,660
Parts and service sales	224,466	218,243
Lease and rental	44,304	45,667
Total cost of products sold	856,890	887,570
Gross profit	187,907	183,270
Selling, general and administrative expense	150,403	162,452
Depreciation and amortization expense	12,492	12,647
Gain (loss) on sale of assets	(163)	10
Operating income	24,849	8,181
Interest expense, net	2,791	4,239
Income before taxes	22,058	3,942
Provision for income taxes	7,579	1,547
Net income	$14,479	$2,395

Earnings per common share:
Basic	$.37	$0.06
Diluted	$.36	$0.06

Weighted average shares outstanding:
Basic	39,409	40,553
Diluted	40,701	41,049

Comprehensive income	$14,479	$2,395

The accompanying notes are an integral part of these consolidated financial statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2017	2016
Cash flows from operating activities:
Net income	$14,479	$2,395
Adjustments to reconcile net income to net cash provided by operating activities-
Depreciation and amortization	38,724	39,073
Loss (gain) on sale of property and equipment, net	163	(10)
Loss on impairment of assets	˗	7,718
Stock-based compensation expense related to employee stock options and employee stock purchases	4,759	3,597
Provision for deferred income tax expense	1,408	(7,585)
Excess tax expense from stock-based compensation	˗	1,007
Change in accounts receivable, net	(12,901)	5,340
Change in inventories	(19,376)	49,921
Change in prepaid expenses and other, net	(609)	21,384
Change in trade accounts payable	1,690	(16,520)
Draws (payments) on floor plan notes payable – trade, net	18,552	(1,789)
Change in customer deposits	(2,201)	2,274
Change in accrued expenses	(7,163)	(5,567)
Net cash provided by operating activities	37,525	101,238
Cash flows from investing activities:
Acquisition of property and equipment	(39,209)	(53,880)
Proceeds from the sale of property and equipment	1,600	616
Other	5,160	676
Net cash used in investing activities	(32,449)	(52,588)
Cash flows from financing activities:
Draws (payments) on floor plan notes payable – non-trade, net	19,098	(26,982)
Proceeds from long-term debt	25,555	32,194
Principal payments on long-term debt	(38,113)	(42,503)
Principal payments on capital lease obligations	(3,337)	(4,853)
Issuance of shares relating to employee stock options and employee stock purchases	6,851	2,315
Excess tax expense from stock-based compensation	˗	(1,007)
Common stock repurchased	(7,560)	˗
Debt issuance costs	(523)	˗
Net cash provided by (used in) financing activities	1,971	(40,836)
Net decrease in cash and cash equivalents	7,047	7,814
Cash and cash equivalents, beginning of period	82,026	64,847
Cash and cash equivalents, end of period	$89,073	$72,661
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$8,211	$10,265
Income taxes (refunded) paid, net	$6,201	$(15,015)
Noncash investing and financing activities:
Assets acquired under capital leases	$2,073	$7,580

The accompanying notes are an integral part of these consolidated financial statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1 – Principles of Consolidation and Basis of Presentation

The interim consolidated financial statements included herein have been prepared by Rush Enterprises, Inc. and its subsidiaries (collectively referred to as the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). All adjustments have been made to the accompanying interim consolidated financial statements, which, in the opinion of the Company’s management, are necessary for a fair presentation of its operating results. All adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is recommended that these interim consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. Results of operations for interim periods are not necessarily indicative of results that may be expected for any other interim periods or the full fiscal year.

2 – Other Assets

The total capitalized costs of the Company’s SAP enterprise software and SAP dealership management system of $32.2 million, including capitalized interest, are recorded on the Consolidated Balance Sheet in Other Assets, net of accumulated amortization of $17.4 million at March 31, 2017. The SAP software is being amortized over a period of 15 years.

Amortization expense relating to the SAP software, which is recognized in depreciation and amortization expense in the Consolidated Statement of Income, was $0.9 million for the three months ended March 31, 2017, and $0.8 million for the three months ended March 31, 2016. The Company estimates that amortization expense relating to the SAP software will be approximately $3.4 million for each of the next five succeeding years.

The Company’s only significant identifiable intangible assets, other than goodwill, are rights under franchise agreements with manufacturers. The fair value of the franchise right is determined at the acquisition date by discounting the projected cash flows specific to each acquisition. The carrying value of the Company’s manufacturer franchise rights was $7.0 million at March 31, 2017, and December 31, 2016, and is included in Other Assets on the accompanying consolidated balance sheets. The Company has determined that manufacturer franchise rights have an indefinite life as there are no economic or other factors that limit their useful lives and they are expected to generate cash flows indefinitely due to the historically long lives of the manufacturers’ brand names. Furthermore, to the extent that any agreements evidencing manufacturer franchise rights have expiration dates, the Company expects that it will be able to renew those agreements in the ordinary course of business. Accordingly, the Company does not amortize manufacturer franchise rights.

Due to the fact that manufacturer franchise rights are specific to a geographic region, the Company has determined that evaluating and including all locations acquired in the geographic region is the appropriate level for the purpose of testing franchise rights for impairment. Management reviews indefinite-lived manufacturer franchise rights for impairment annually during the fourth quarter, or more often if events or circumstances indicate that an impairment may have occurred. The Company is subject to financial statement risk to the extent that manufacturer franchise rights become impaired due to decreases in the fair market value of its individual franchises within a particular region.

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

4 – Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2017	2016
Numerator:
Numerator for basic and diluted earnings per share – Net income available to common shareholders	$14,479	$2,395
Denominator–
Denominator for basic earnings per share – weighted average shares outstanding	39,409	40,553
Effect of dilutive securities– Employee stock options and restricted stock awards	1,292	496
Denominator for diluted earnings per share – adjusted weighted average shares outstanding and assumed conversions	40,701	41,049
Basic earnings per common share	$.37	$.06
Diluted earnings per common share and common share equivalents	$.36	$.06

Options to purchase shares of common stock that were outstanding for the three months ended March 31, 2017 and 2016 that were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive are as follows (in thousands):

	March 31, 2017	March 31, 2016
Weighted average anti-dilutive options	729	2,520

5 – Stock Options and Restricted Stock Awards

The Company accounts for stock-based compensation in accordance with Accounting Standards Codification (“ASC”) 718-10, “Compensation – Stock Compensation,” which requires the measurement and recognition of compensation expense for all share-based payment awards made to our employees and directors, including employee stock options, restricted stock unit awards and employee stock purchases related to the Employee Stock Purchase Plan based on estimated fair values. The Company adopted Accounting Standards Update (“ASU”) No. 2016-09, “Compensation – Stock Compensation (Topic 718) on January 1, 2017. The Company recorded excess tax benefits of $1.1 million in the first quarter of 2017, which was recorded in the Consolidated Statements of Income and Comprehensive Income. Stock-based compensation expense, calculated using the Black-Scholes option-pricing model for employee stock options, and included in selling, general and administrative expense, was $4.8 million for the three months ended March 31, 2017, and $3.6 million for the three months ended March 31, 2016. As of March 31, 2017, the Company had $11.6 million of unrecognized compensation cost related to non-vested employee stock options to be recognized over a weighted-average period of 3.2 years and $11.3 million of unrecognized compensation cost related to non-vested restricted stock units to be recognized over a weighted-average period of 2.0 years.

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

Financial instruments consist primarily of cash, accounts receivable, accounts payable and floor plan notes payable. The carrying values of the Company’s financial instruments approximate fair value due either to their short-term nature or existence of variable interest rates, which approximate market rates. Certain methods and assumptions were used by the Company in estimating the fair value of financial instruments at March 31, 2017, and December 31, 2016. The carrying value of current assets and current liabilities approximates the fair value due to the short maturity of these items.

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

If investments are deemed to be impaired, the Company determines whether the impairment is temporary or other than temporary. If the impairment is deemed to be temporary, the Company records an unrealized loss in other comprehensive income. If the impairment is deemed other than temporary, the Company records the impairment in the Company’s Consolidated Statements of Income and Comprehensive Income.

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

As of March 31, 2017 and December 31, 2016, the Company held auction rate securities with underlying tax-exempt municipal bonds that mature in 2030 and have a fair value of $6.2 million and a cost basis of $6.7 million. The issuer redeemed $150,000 of the auction rate securities during the second quarter of 2014, $275,000 during the second quarter of 2015, $250,000 during the second quarter of 2016, and $200,000 during the third quarter of 2016. These bonds have credit wrap insurance and a credit rating of A by a major credit rating agency.

The Company valued the auction rate securities at March 31, 2017 using a discounted cash flow model based on the characteristics of the individual securities, which the Company believes yields the best estimate of fair value. The first step in the valuation included a credit analysis of the security which considered various factors including the credit quality of the issuer, the instrument’s position within the capital structure of the issuing authority, and the composition of the authority’s assets including the effect of insurance and/or government guarantees. Next, the future cash flows of the instruments were projected based on certain assumptions regarding the auction rate market significant to the valuation, including that the auction rate market will remain illiquid and auctions will continue to fail, causing the interest rate to be the maximum applicable rate. This assumption resulted in a discounted cash flow analysis being performed through 2019, the point at which the Company estimates the securities will be redeemed by the municipality. The projected cash flows were then discounted using the applicable yield curve plus a 225 basis point liquidity premium added to the applicable discount rate.

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

The table below presents disclosures about the auction rate securities measured at fair value on a recurring basis in the Company’s financial statements as follows (in thousands):

	At March 31, 2017			At December 31, 2016
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Investment in auction rate securities	$-	$-	$6,231	$-	$-	$6,231

	Cost Basis Amount	Gross Unrealized Loss In Accumulated OCI	Fair Value
March 31, 2017
Investment in auction rate securities	$6,700	$469	$6,231

December 31, 2016
Investment in auction rate securities	$6,700	$469	$6,231

Long-Lived Assets

During the first quarter of 2016, the Company instituted plans to consolidate its dealership network. The Company recorded an impairment charge related to the value of the real estate in the affected locations and excess real estate in the amount of $7.1 million in the quarter ended March 31, 2016 and $0.4 million in the quarter ended June 30, 2016.

The fair value measurements for the Company’s long-lived assets are based on Level 3 inputs. Fair values were based on evaluations by a third-party real estate broker that utilized its knowledge and historical experience in real estate markets and transactions.

During the third and fourth quarter of 2016, the Company sold four properties with a fair value of $6.1 million and during the first quarter of 2017, the Company sold one property with a fair value of $1.0 million. The Company is actively marketing the remaining real estate held for sale.

The following table presents long-lived assets measured and recorded at fair value on a nonrecurring basis (in thousands):

Description	Fair Value Measurements Using Significant Unobservable Inputs March 31, 2017	Loss During the Quarter Ended March 31, 2017
Long-lived assets held for sale	$12,932	$	−

For further discussion of assets held for sale, see Note 10 – Restructuring Costs of the Notes to Consolidated Financial Statements. For the quarter ended March 31, 2016, a loss of $7.1 million was reported in selling, general and administrative expenses in the Consolidated Statements of Income and Comprehensive Income and was reported under the Truck Segment.

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

The following table contains summarized information about reportable segment revenues, segment income or loss from continuing operations and segment assets for the periods ended March 31, 2017 and 2016 (in thousands):

	Truck Segment	All Other	Totals

As of and for the three months ended March 31, 2017
Revenues from external customers	$1,040,853	$3,944	$1,044,797
Segment operating income (loss)	24,994	(145)	24,849
Segment income (loss) before taxes	22,244	(186)	22,058
Segment assets	2,603,945	35,616	2,639,561

As of and for the three months ended March 31, 2016
Revenues from external customers	$1,067,290	$3,550	$1,070,840
Segment operating income (loss)	8,568	(387)	8,181
Segment income (loss) before taxes	4,370	(428)	3,942
Segment assets	2,764,294	32,498	2,796,792

8 – Income Taxes

The Company had unrecognized income tax benefits totaling $2.4 million as a component of accrued liabilities at March 31, 2017 and December 31, 2016, the total of which, if recognized, would impact the Company’s effective tax rate. An unfavorable settlement may require a charge to income tax expense and a favorable resolution would be recognized as a reduction to income tax expense. The Company recognizes interest accrued related to unrecognized tax benefits in income tax expense. No amounts were accrued for penalties. The Company had approximately $145,000 accrued for the payment of interest at March 31, 2017 and December 31, 2016.

The Company does not anticipate a significant change in the amount of unrecognized tax benefits in the next 12 months. As of March 31, 2017, the tax years ended December 31, 2013 through 2016 remained subject to audit by federal tax authorities and the tax years ended December 31, 2012 through 2016, remained subject to audit by state tax authorities.

In March 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-09, “Compensation – Stock Compensation (Topic 718),” which changed the accounting for certain aspects of share-based payments to employees. The Company adopted the new standard on January 1, 2017. The new guidance requires excess tax benefits and tax deficiencies to be recognized as income tax benefit or expense in the income statement and presented as an operating activity in the statement of cash flows when the awards are vested or are settled. The Company recorded excess tax benefits of $1.1 million in the first quarter of 2017, which was recorded as a reduction to income tax expense in the Consolidated Statement of Income and Comprehensive Income.

9 – Accumulated Other Comprehensive Income (Loss)

The following table shows the components of accumulated other comprehensive loss, net of tax, (in thousands):

Available for Sale Securities
Balance as of December 31, 2016	$(286)
Change in fair value	−
Income tax expense	−
Balance at March 31, 2017	$(286)

Available for Sale Securities
Balance as of December 31, 2015	$(305)
Change in fair value	−
Income tax expense	−
Balance at March 31, 2016	$(305)

10 – Restructuring Costs

During the quarter ended March 31, 2016, the Company instituted plans to consolidate its dealership network and incurred pre-tax expense of approximately $8.1 million related to restructuring activities. The restructuring costs included $2.7 million associated with impairment charges to certain fixed assets and the value of the real estate underlying the affected locations, which was reported in selling, general and administrative expenses in the Consolidated Statements of Income and Comprehensive Income.

In addition, the Company classified certain excess real estate as held for sale, which resulted in an impairment charge of $5.0 million, which was reported in selling, general and administrative expenses in the Consolidated Statements of Income and Comprehensive Income for the quarter ended March 31, 2016.

During the third and fourth quarter of 2016, the Company sold four of the properties previously classified as held for sale with a fair value of $6.1 million, and during the first quarter of 2017, the Company sold one of the properties with a fair value of $1.0 million. As of March 31, 2017, the remaining real estate associated with the restructuring activities and the excess real estate is included in assets held for sale on the Consolidated Balance Sheets.

11 – New Accounting Pronouncements

In March 2016, the FASB issued ASU No. 2016-09 which changed the accounting for certain aspects of share-based payments to employees. The Company adopted the new standard on January 1, 2017. The new guidance requires excess tax benefits and tax deficiencies to be recorded in the income statement when the awards vest or are settled. The Company recorded excess tax benefits of $1.1 million in the first quarter of 2017, which was recorded in the Consolidated Statements of Income and Comprehensive Income. In addition, cash flows related to excess tax benefits will no longer be separately classified as a financing activity apart from other income tax cash flows. The standard also allows the Company to repurchase more of an employee’s shares for tax withholding purposes without triggering liability accounting, clarifies that all cash payments made on an employee’s behalf for withheld shares should be presented as a financing activity on its cash flows statement, and provides an accounting policy election to account for forfeitures as they occur. The Company did not elect to make an accounting policy change to recognize forfeitures as they occur and will continue to estimate forfeitures. The Company adopted the amendments related to ASU 2016-09 prospectively and prior periods have not been adjusted.

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

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” which amended the accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled to when products are transferred to customers. ASU 2014-09 will be effective for the Company beginning in its first quarter of 2018, and early adoption is permitted. The ASU provides two transition methods: (i) retrospectively to each prior reporting period presented; or (ii) retrospectively with the cumulative effect of initially applying this ASU recognized at the date of initial application.

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

The Company will adopt ASU 2014-09 on January 1, 2018. In 2016, the Company established a cross-functional team with representatives from its major revenue streams to review our current accounting policies and practices, assess the effect of the standard on our revenue contracts and identify potential differences. In addition, the Company is in the process of evaluating changes to its business processes and controls to support revenue recognition and disclosure under the new standard. While the Company is currently assessing the impact of the new standard, its revenues are primarily generated from the sale of finished products to customers. Those sales predominantly contain a single delivery element and revenue for such sales is recognized at a single point in time when ownership, risks and benefits transfer to the purchaser. The timing of revenue recognition for these transactions is not expected to be significantly impacted by the new standard. The Company continues to review the impact of this standard on potential disclosure changes in its financial statements, as well as which transition approach will be applied.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements contained in this Form 10-Q (or otherwise made by the Company or on the Company’s behalf from time to time in other reports, filings with the Securities and Exchange Commission (“SEC”), news releases, conferences, website postings or otherwise) that are not statements of historical fact constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Exchange Act of 1934, as amended (the “Exchange Act”), notwithstanding that such statements are not specifically identified. Forward-looking statements include statements about the Company’s financial position, business strategy and plans and objectives of management of the Company for future operations. These forward-looking statements reflect the best judgments of the Company about the future events and trends based on the beliefs of the Company’s management as well as assumptions made by and information currently available to the Company’s management. Use of the words “may,” “should,” “continue,” “plan,” “potential,” “anticipate,” “believe,” “estimate,” “expect” and “intend” and words or phrases of similar import, as they relate to the Company or its subsidiaries or Company management, are intended to identify forward-looking statements but are not the exclusive means of identifying such statements. Forward-looking statements reflect our current view of the Company with respect to future events and are subject to risks and uncertainties that could cause actual results to differ materially from those in such statements. Please read Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, for a discussion of certain of those risks. Other unknown or unpredictable factors could also have a material adverse effect on future results. Although the Company believes that its expectations are reasonable as of the date of this Form 10-Q, it can give no assurance that such expectations will prove to be correct. The Company does not intend to update or revise any forward-looking statements unless securities laws require it to do so, and the Company undertakes no obligation to publicly release any revisions to forward-looking statements, whether because of new information, future events or otherwise.

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

We are a full-service, integrated retailer of commercial vehicles and related services. The Truck Segment includes the Company’s operation of a nationwide network of commercial vehicle dealerships under the name “Rush Truck Centers.” Rush Truck Centers primarily sell commercial vehicles manufactured by Peterbilt, International, Hino, Ford, Isuzu, Mitsubishi Fuso, IC Bus or Blue Bird. Through our strategically located network of Rush Truck Centers, we provide one-stop service for the needs of our commercial vehicle customers, including retail sales of new and used commercial vehicles, aftermarket parts sales, service and repair facilities, financing, leasing and rental, and insurance products.

Our Rush Truck Centers are principally located in high traffic areas throughout the United States. Since commencing operations as a Peterbilt heavy-duty truck dealer in 1966, we have grown to operate over 100 Rush Truck Centers in 21 states.

Our business strategy consists of providing solutions to the commercial vehicle industry through our nationwide network of commercial vehicle dealerships. We offer an integrated approach to meeting customer needs by providing service, parts and collision repair in addition to new and used commercial vehicle sales and leasing, plus financial services, vehicle upfitting, CNG fuel systems, vehicle telematics products, chrome accessories and tires. We intend to continue to implement our business strategy, reinforce customer loyalty and remain a market leader by continuing to develop our Rush Truck Centers as we expand our product offerings and extend our dealership network through strategic acquisitions of new locations and opening new dealerships in our existing areas of operations.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates. We believe the following accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Inventories

Inventories are stated at the lower of cost and net realizable value. Cost is determined by specific identification of new and used commercial vehicles inventory and by the first-in, first-out method for tires, parts and accessories. As the net realizable value of our inventory typically declines over time, reserves are established based on historical loss experience and market trends. These reserves are charged to cost of sales and reduce the carrying value of our inventory on hand. An allowance is provided when it is anticipated that cost will exceed net realizable value.

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

Results of Operations

The following discussion and analysis includes our historical results of operations for the three months ended March 31, 2017 and 2016.

The following table sets forth certain financial data as a percentage of total revenues:

	Three Months Ended March 31,
	2017	2016

New and used commercial vehicle sales	60.9%	62.4%
Parts and service sales	33.5	31.9
Lease and rental	4.9	4.8
Finance and insurance	0.4	0.4
Other	0.3	0.5
Total revenues	100.0	100.0
Cost of products sold	82.0	82.9
Gross profit	18.0	17.1
Selling, general and administrative	14.4	15.2
Depreciation and amortization	1.2	1.2
Gain (loss) on sale of assets	0.0	0.0
Operating income	2.4	0.7
Interest expense, net	0.3	0.4
Income before income taxes	2.1	0.3
Provision for income taxes	0.7	0.1
Net income	1.4%	0.2%

The following table sets forth for the periods indicated the percent of gross profit by revenue source:

	Three Months Ended March 31,
	2017	2016
Gross Profit:
New and used commercial vehicle sales	25.4%	28.9%
Parts and service sales	66.9	63.2
Lease and rental	3.7	3.5
Finance and insurance	2.1	2.3
Other	1.9	2.1
Total gross profit	100.0%	100.0%

The following table sets forth the unit sales and revenues for new heavy-duty, new medium-duty, new light-duty and used commercial vehicles and the absorption ratio (revenue in millions):

	Three Months Ended March 31,
	2017	2016	% Change
Vehicle unit sales:
New heavy-duty vehicles	2,706	2,679	1.0%
New medium-duty vehicles	2,553	3,271	-22.0%
New light-duty vehicles	347	387	-10.3%
Total new vehicle unit sales	5,606	6,337	-11.5%

Used vehicles	1,711	1,735	-1.4%

Vehicle revenues:
New heavy-duty vehicles	$361.4	$350.5	3.1%
New medium-duty vehicles	189.3	224.0	-15.5%
New light-duty vehicles	13.6	14.4	-5.6%
Total new vehicle revenue	$564.3	$588.9	-4.2%

Used vehicle revenue	$68.8	$75.2	-8.5%

Other vehicle revenues:(1)	$2.9	$4.4	-34.1%

Dealership absorption ratio:	113.4%	106.4%	6.6%
(1) Includes sales of truck bodies, trailers and other new equipment.

Key Performance Indicator

Absorption Ratio

Management uses several performance metrics to evaluate the performance of our commercial vehicle dealerships and considers Rush Truck Centers’ “absorption ratio” to be of critical importance. Absorption ratio is calculated by dividing the gross profit from the parts, service and body shop (collectively, “Aftermarket Services”) departments by the overhead expenses of all of a dealership’s departments, except for the selling expenses of the new and used commercial vehicle departments and carrying costs of new and used commercial vehicle inventory. When 100% absorption is achieved, all of the gross profit from the sale of a commercial vehicle, after sales commissions and inventory carrying costs, directly impacts operating profit. Our commercial vehicle dealerships achieved a 113.4% absorption ratio for the first quarter of 2017 and 106.4% absorption ratio for the first quarter of 2016.

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

Aftermarket services revenues remained stable during the first quarter of 2017 as compared to the first quarter of 2016. Over-the-road fleet sales remained challenging, as they did throughout 2016, but we experienced a moderate increase in stock truck sales in the first quarter, particularly to vocational customers. Due to the timing of several large fleet deliveries in the first quarter of 2016, we showed a decline in our medium-duty commercial vehicle sales this quarter, but we expect to remain on pace with the market throughout the remainder of 2017. Used truck inventories nationwide remain higher than normal, resulting in continued depressed used truck values.

During the first quarter, we expanded our service and sales capacity with the opening of new Peterbilt dealerships in Farmington, New Mexico and College Station, Texas.

Revenues

Total revenues decreased $26.0 million, or 2.4%, in the first quarter of 2017, compared to the first quarter of 2016.

Our Aftermarket Services revenues increased $8.2 million, or 2.4%, in the first quarter of 2017, compared to the first quarter of 2016. We expect our Aftermarket Services revenues to increase slightly during 2017 compared to 2016.

Revenues from sales of new and used commercial vehicles decreased $32.6 million, or 4.9%, in the first quarter of 2017, compared to the first quarter of 2016, primarily as a result of the factors described above.

We sold 2,706 Class 8 heavy-duty trucks in the first quarter of 2017, a 1.0% increase compared to 2,679 Class 8 heavy-duty trucks in the first quarter of 2016. According to A.C.T. Research Co., LLC (“A.C.T. Research”), a truck industry data and forecasting service provider, the U.S. Class 8 truck market decreased 28.5% in the first quarter of 2017 compared to the first quarter of 2016. A.C.T. Research currently forecasts U.S. retail sales of Class 8 trucks of approximately 168,000 units in 2017, 199,000 units in 2018, and 225,000 units in 2019, compared to approximately 197,000 units in 2016. Our share of the U.S. Class 8 truck sales market was approximately 5.5% in 2016. We expect our U.S. Class 8 truck sales market share to range between 6.0% and 7.0% in 2017. This market share percentage would result in the sale of approximately 10,000 to 11,750 of Class 8 trucks in 2017 based on A.C.T. Research’s current U.S. retail sales estimate of 168,000 units.

We sold 2,553 Class 4 through 7 commercial vehicles, including 159 buses, in the first quarter of 2017, a 22.0% decrease compared to 3,271 medium-duty commercial vehicles, including 198 buses, in the first quarter of 2016. A.C.T. Research estimates that unit sales of Class 4 through 7 commercial vehicles in the U.S. decreased approximately 2.3% in the first quarter of 2017, compared to the first quarter of 2016. A.C.T. Research currently forecasts U.S. retail sales of Class 4 through 7 medium-duty commercial vehicles of approximately 233,800 units in 2017, 237,800 units in 2018, and 245,350 in 2019. In 2016, we achieved a 4.9% share of the Class 4 through 7 market in the U.S. We expect our market share to range between 4.9% and 5.5% of the U.S. Class 4 through 7 commercial vehicle sales in 2017. This market share percentage would result in the sale of approximately 11,400 to 12,800 of Class 4 through 7 commercial vehicles in 2017 based on A.C.T. Research’s current U.S. retail sales estimates of 233,800 units.

We sold 347 light-duty vehicles in the first quarter of 2017, a 10.3% decrease compared to 387 light-duty vehicles in the first quarter of 2016. We expect to sell approximately 1,700 light-duty vehicles in 2017.

We sold 1,711 used commercial vehicles in the first quarter of 2017, a 1.4% decrease compared to 1,735 used commercial vehicles in the first quarter of 2016. We expect to sell approximately 6,200 to 7,000 used commercial vehicles in 2017.

Commercial vehicle lease and rental revenues increased $0.4 million, or 0.7%, in the first quarter of 2017, compared to the first quarter of 2016. We expect lease and rental revenues to increase 5.0% to 8.0% during 2017, compared to 2016.

Finance and insurance revenues decreased $0.6 million, or 12.7%, in the first quarter of 2017, compared to the first quarter of 2016. We expect finance and insurance revenues to fluctuate proportionately with our new and used commercial vehicle sales in 2017. Finance and insurance revenues have limited direct costs and, therefore, contribute a disproportionate share of our operating profits.

Other income decreased $1.4 million, or 28.3% in the first quarter of 2017, compared to the first quarter of 2016. Other income consists primarily of the gain on sale realized on trucks from the lease and rental fleet, document fees related to commercial vehicle sales and income from Central California Truck and Trailer Sales, LLC (“CCTTS”), our joint venture that operates non-franchised used commercial vehicle sales facilities in California and Arizona.

Gross Profit

Gross profit increased $4.6 million, or 2.5%, in the first quarter of 2017, compared to the first quarter of 2016. Gross profit as a percentage of sales increased to 18.0% in the first quarter of 2017, from 17.1% in the first quarter of 2016. This increase in gross profit as a percentage of sales is a result of a change in our product sales mix. Commercial vehicle sales, a lower margin revenue item, decreased as a percentage of total revenues to 60.9% in the first quarter of 2017, from 62.4% in the first quarter of 2016. Aftermarket Services revenues, a higher margin revenue item, increased as a percentage of total revenues to 33.5% in the first quarter of 2017, from 31.9% in the first quarter of 2016.

Gross margins from our Aftermarket Services operations remained flat at 36.2% in the first quarter of 2017, and the first quarter of 2016. Gross profit from our Aftermarket Services operations increased to $125.6 million in the first quarter of 2017 from $123.7 million in the first quarter of 2016. Historically, gross margins on parts sales range from 27% to 28% and service and body shop operations range from 67% to 68%. Gross profits from parts sales represented 56% of total gross profit for Aftermarket Services operations in the first quarter of 2017 and 55% in the first quarter of 2016. Service and body shop operations represented 44% of total gross profit for Aftermarket Services operations in the first quarter of 2017 and 45% in the first quarter of 2016. We expect blended gross margins on Aftermarket Services operations to range from 36.0% to 36.3% in 2017.

Gross margins on Class 8 truck sales increased to 8.2% in the first quarter of 2017, from 6.7% in the first quarter of 2016. This increase is attributable to the timing of truck sales and the sales mix in the first quarter of 2017, which consisted of increased sales to small fleet and vocational customers, which are higher margin revenue items. In 2017, we expect overall gross margins from Class 8 truck sales of approximately 6.5% to 7.0%.

Gross margins on medium-duty commercial vehicle sales increased to 6.7% in the first quarter of 2017, from 5.7% in the first quarter of 2016. This increase is attributable to the mix of products sold during the first quarter of 2017. For 2017, we expect overall gross margins from medium-duty commercial vehicle sales of approximately 5.7% to 6.5%, but this will largely depend upon the mix of purchasers and types of vehicles sold.

Gross margins on used commercial vehicle sales decreased to 8.6% in the first quarter of 2017, from 10.1% in the first quarter of 2016. This decrease is primarily related to a significant decline in used commercial vehicle values caused by the oversupply of used Class 8 commercial vehicles for sale across the United States. We expect margins on used commercial vehicles to range between 8.0% and 9.0% during 2017.

Gross margins from truck lease and rental sales increased to 13.5% in the first quarter of 2017, from 10.3% in the first quarter of 2016. This increase is primarily related to increased rental fleet utilization. We expect gross margins from lease and rental sales of approximately 12.0% to 14.0% during 2017. Our policy is to depreciate our lease and rental fleet using a straight line method over each customer’s contractual lease term. The lease unit is depreciated to a residual value that approximates fair value at the expiration of the lease term. This policy results in the Company realizing reasonable gross margins while the unit is in service and a corresponding gain or loss on sale when the unit is sold at the end of the lease term.

Finance and insurance revenues and other income, as described above, have limited direct costs and, therefore, contribute a disproportionate share of gross profit.

Selling, General and Administrative Expenses

Selling, General and Administrative (“SG&A”) expenses decreased $12.0 million, or 7.4%, in the first quarter of 2017, compared to the first quarter of 2016. This decrease is primarily due to the restructuring and impairment charges of $8.1 million that occurred in the first quarter of 2016. SG&A expenses as a percentage of total revenues have recently ranged from 12.1% to 14.7%. In general, when new and used commercial vehicle revenues decrease as a percentage of total revenues, SG&A expenses as a percentage of total revenues will be at, or exceed, the higher end of this range. For 2017, we expect SG&A expenses as a percentage of total revenues to range from 13.9% to 14.5% and the selling portion of SG&A expenses to be approximately 25.0% to 30.0% of new and used commercial vehicle gross profit.

Interest Expense, Net

Net interest expense decreased $1.4 million, or 34.2%, in the first quarter of 2017 compared to the first quarter of 2016. This decrease is primarily related to increased prepayments on floor plan arrangements. Net interest expense in 2017 will depend on inventory levels, interest rate fluctuations and the amount of cash available to make prepayments on our floor plan arrangements.

Income before Income Taxes

As a result of the factors described above, income from continuing operations before income taxes increased $18.1 million, or 459.6%, in the first quarter of 2017 compared to the first quarter of 2016.

Income Taxes

Income taxes increased $6.0 million, or 389.9%, in the first quarter of 2017, compared to the first quarter of 2016. ASU 2016-09 “Compensation – Stock Compensation (Topic 718)” requires excess tax benefits and tax deficiencies to be recorded in the income statement when equity awards issued pursuant to our equity compensation plans vest or are settled. In the first quarter of 2017, we recorded a $1.1 million tax benefit which reduced income tax expense. We provided for taxes at a 39.0% effective rate in the first quarter of 2017 and 39.25% in the first quarter of 2016. We expect our effective tax rate to be approximately 38.5% to 39.0% of pretax income in 2017.

Liquidity and Capital Resources

Our short-term cash requirements are primarily for working capital, inventory financing, the renovation and expansion of existing facilities and the construction or purchase of new facilities. Historically, these cash requirements have been met through the retention of profits, borrowings under our floor plan arrangements and bank financings. As of March 31, 2017, we had working capital of approximately $140.1 million, including $89.1 million in cash, available to fund our operations. We believe that these funds, together with expected cash flows from operations, are sufficient to meet our operating requirements for at least the next twelve months. From time to time, we utilize our excess cash on hand to pay down our outstanding borrowings under our credit agreement with BMO Harris Bank N.A. (“BMO Harris”) (the “Floor Plan Credit Agreement”), and the resulting interest earned is recognized as an offset to our gross interest expense under the Floor Plan Credit Agreement.

We have a secured line of credit that provides for a maximum borrowing of $17.5 million. There were no advances outstanding under this secured line of credit at March 31, 2017, however, $12.0 million was pledged to secure various letters of credit related to self-insurance products, leaving $5.5 million available for future borrowings as of March 31, 2017.

On March 21, 2017, we entered into a working capital facility with BMO Harris (the “Working Capital Facility”). The Working Capital Facility includes up to $100 million of revolving credit loans to the Company for working capital, capital expenditures and other general corporate purposes. The amount of the borrowings under the Working Capital Facility are subject to borrowing base limitations based on the value of our eligible parts inventory and company vehicles. The Working Capital Facility includes a $20 million letter of credit sublimit. Borrowings under the Working Capital Facility will bear interest at rates based on LIBOR or the Base Rate (as such terms are defined in the Working Capital Facility), plus an applicable margin determined based on outstanding borrowing under the Working Capital Facility. In addition, we are required to pay a commitment fee on the amount unused under the Working Capital Facility. The Working Capital Facility expires on the earlier of (i) March 21, 2020 and (ii) the date on which all commitments under the Floor Plan Working Capital Facility shall have terminated. There were no advances outstanding under the Working Capital Facility as of March 31, 2017.

Our long-term real estate debt, floor plan financing agreements and the Working Capital Facility require us to satisfy various financial ratios such as the debt-to-worth ratio, leverage ratio and the fixed charge coverage ratio and certain requirements for tangible net worth and GAAP net worth. As of March 31, 2017, we were in compliance with all debt covenants related to debt secured by real estate, lease and rental units, our floor plan credit agreements and the Working Capital Facility. We do not anticipate any breach of the covenants in the foreseeable future.

We expect to purchase or lease trucks worth approximately $150.0 million to $175.0 million for our leasing operations during 2017, depending on customer demand, all of which will be financed. We also expect to make capital expenditures for recurring items such as computers, shop tools and equipment and vehicles of approximately $20.0 million to $25.0 million during 2017.

On November 30, 2016, we announced that our Board of Directors authorized the repurchase, from time to time, of up to an aggregate of $40.0 million shares of Class A Common Stock and Class B Common Stock. Repurchases, if any, will be made at times and in amounts as we deem appropriate and may be made through open market transactions at prevailing market prices, privately negotiated transactions or by other means in accordance with federal securities laws. The actual timing, number and value of repurchases under the stock repurchase program will be determined by management at its discretion and will depend on a number of factors, including market conditions, stock price and other factors, including those related to the ownership requirements of our dealership agreements with Peterbilt. The stock repurchase program expires on November 30, 2017, and may be suspended or discontinued at any time.

We anticipate funding the capital expenditures for the improvement and expansion of existing facilities and recurring expenses through our operating cash flows. We have the ability to fund the construction or purchase of new facilities through our operating cash flows or by financing 70% to 80% of the appraised value of such facility.

We have no other material commitments for capital expenditures as of March 31, 2017. However, we will continue to purchase vehicles for our lease and rental division and authorize capital expenditures for improvement and expansion of our existing dealership facilities and construction or purchase of new facilities based on market opportunities.

Cash Flows

Cash and cash equivalents increased by $7.0 million during the three months ended March 31, 2017, and increased by $7.8 million during the three months ended March 31, 2016. The major components of these changes are discussed below.

Cash Flows from Operating Activities

Cash flows from operating activities include net income adjusted for non-cash items and the effects of changes in working capital. During the first quarter of 2017, operating activities resulted in net cash provided by operations of $37.5 million. Net cash provided by operating activities primarily consisted of $14.5 million in net income, as well as non-cash adjustments related to depreciation and amortization of $38.7 million, deferred income taxes of $1.4 million, and stock-based compensation of $4.8 million. Cash used in operating activities included an aggregate of $22.0 million net change in operating assets and liabilities. Included in the net change in operating assets and liabilities primarily were cash inflows of $18.6 million from the net increase in floor plan, trade which was offset by $12.9 million from the increase in accounts receivable, $19.4 million from the increase in inventories, $2.2 million from the decrease in customer deposits and $5.5 million from the net decrease in accounts payable and accrued liabilities. The majority of our commercial vehicle inventory is financed through our floor plan credit agreements.

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

In June 2012, we entered into a wholesale financing agreement with Ford Motor Credit Company that provides for the financing of, and is collateralized by, our Ford new vehicle inventory. This wholesale financing agreement bears interest at a rate of Prime plus 150 basis points minus certain incentives and rebates; however, the prime rate is defined to be a minimum of 3.75%. As of March 31, 2017, the interest rate on the wholesale financing agreement was 5.25% before considering the applicable incentives. As of March 31, 2017, we had an outstanding balance of approximately $80.9 million under the Ford Motor Credit Company wholesale financing agreement.

Cash Flows from Investing Activities

During the first quarter of 2017, cash used in investing activities was $32.4 million. Cash flows used in investing activities consist primarily of cash used for capital expenditures. Capital expenditures of $39.2 million consisted primarily of $11.3 million for purchases of property and equipment and improvements to our existing dealership facilities and $27.9 million for additional units for the rental and leasing operations, which was directly offset by borrowings of long-term debt. We expect to purchase or lease trucks worth approximately $150.0 million to $175.0 million for our leasing operations in 2017, depending on customer demand, all of which will be financed. During 2017, we expect to make capital expenditures for recurring items such as computers, shop equipment and vehicles of $20.0 million to $25.0 million.

During the first quarter of 2016, cash used in investing activities was $52.6 million. Cash flows used in investing activities consist primarily of cash used for capital expenditures. Capital expenditures of $53.9 million consisted primarily of $20.1 million for purchases of property and equipment and improvements to our existing dealership facilities and $33.8 million for additional units for the rental and leasing operations, which was directly offset by borrowings of long-term debt.

Cash Flows from Financing Activities

Cash flows from financing activities include borrowings and repayments of long-term debt and net proceeds of floor plan notes payable, non-trade. During the first quarter of 2017, we generated $2.0 million in net cash flow from financing activities. Cash outflows were primarily related to $41.5 million used for principal repayments of long-term debt and capital lease obligations and $7.6 million used for repurchase of common stock. These cash outflows were offset by cash inflows related to $19.1 million from net draws on floor plan notes payable, non-trade, borrowings of $25.6 million of long-term debt and $6.9 million from the issuance of shares related to equity compensation plans. The borrowings of long-term debt were related to purchasing units for the rental and leasing operations.

During the first quarter of 2016, we used $40.8 million in net cash flow from financing activities. Cash outflows were primarily related to $27.0 million from net payments on floor plan notes payable, non-trade and $47.4 million used for principal repayments of long-term debt and capital lease obligations. These cash outflows were offset by cash inflows related to borrowings of $32.2 million of long-term debt and $2.3 million from the issuance of shares related to equity compensation plans. The borrowings of long-term debt were primarily related to purchasing units for the rental and leasing operations.

Most of our commercial vehicle purchases are made on terms requiring payment to the manufacturer within 15 days or less from the date the commercial vehicles are invoiced from the factory. During the first quarter of 2017, we financed the majority of all new commercial vehicle inventory and the loan value of our used commercial vehicle inventory under the Floor Plan Credit Agreement. The Floor Plan Credit Agreement includes an aggregate loan commitment of $875.0 million. Borrowings under the Floor Plan Credit Agreement bear interest at an annual rate equal to (A) the greater of (i) zero and (ii) three month LIBOR rate, determined on the last day of the prior month, plus (B) 1.51% and are payable monthly. In addition, we are required to pay a monthly working capital fee equal to 0.16% per annum multiplied by the amount of voluntary prepayments of new and used inventory loans. Loans under the Floor Plan Credit Agreement for the purchase of used inventory are limited to $150.0 million. We may terminate the Floor Plan Credit Agreement at any time, although if we do so we must pay a prepayment processing fee equal to: (i) 2.0% of the aggregate revolving loan commitments if such termination occurs on or before January 1, 2018; (ii) 1.0% of the aggregate revolving loan commitments if such termination occurs after January 1, 2018 and on or prior to July 1, 2018; and (iii) $500,000 if such termination occurs after July 1, 2018 and prior to June 30, 2019, subject to specified limited exceptions. On March 31, 2017, we had approximately $538.7 million outstanding under the Floor Plan Credit Agreement. The average daily outstanding borrowings under the Floor Plan Credit Agreement were $517.2 million during the three months ended March 31, 2017. Periodically, we utilize our excess cash on hand to pay down our outstanding borrowings under the Floor Plan Credit Agreement, and the resulting interest earned is recognized as an offset to our gross interest expense under the Floor Plan Credit Agreement.

Navistar Financial Corporation and Peterbilt offer trade terms that provide an interest-free inventory stocking period for certain new commercial vehicles. This interest-free period is generally 15 days. If the commercial vehicle is not sold within the interest-free period, we then finance the commercial vehicle under the Floor Plan Credit Agreement.

Backlog

On March 31, 2017, our backlog of commercial vehicle orders was approximately $1,036.2 million, as compared to a backlog of commercial vehicle orders of approximately $1,072.1 million on March 31, 2016. Our backlog is determined quarterly by multiplying the number of new commercial vehicles for each particular type of commercial vehicle ordered by a customer at our Rush Truck Centers by the recent average selling price for that type of commercial vehicle. We include only confirmed orders in our backlog. However, such orders are subject to cancellation. In the event of order cancellation, we have no contractual right to the total revenues reflected in our backlog. The delivery time for a custom-ordered commercial vehicle varies depending on the truck specifications and demand for the particular model ordered. We sell the majority of our new heavy-duty commercial vehicles by customer special order and we sell the majority of our medium- and light-duty commercial vehicles out of inventory. Orders from a number of our major fleet customers are included in our backlog as of March 31, 2017, and we expect to fill the majority of our backlog orders during 2017.

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

We are exposed to some market risk through interest rates related to our floor plan financing agreements, the Working Capital Facility, variable rate real estate debt and discount rates related to finance sales. The majority of floor plan debt and variable rate real estate debt is based on LIBOR. As of March 31, 2017, we had floor plan borrowings and variable interest rate real estate debt of approximately $790.3 million. Assuming an increase or decrease in LIBOR of 100 basis points, annual interest expense could correspondingly increase or decrease by approximately $7.9 million.

In the past, we invested in interest-bearing short-term investments consisting of investment-grade auction rate securities classified as available-for-sale. Auctions for investment grade securities held by us have failed. The auction rate securities continue to pay interest in accordance with the terms of the underlying security; however, liquidity will be limited until there is a successful auction or until such time as other markets for these investments develop. As of March 31, 2017, we hold auction rate securities, with underlying tax-exempt municipal bonds that mature in 2030, that have a fair value of $6.2 million. Given the current market conditions in the auction rate securities market, if we determine that the fair value of these securities temporarily decreases by an additional 10%, our equity could correspondingly decrease by approximately $620,000. If it is determined that the fair value of these securities is other-than-temporarily impaired by 10%, we could record a loss on our Consolidated Statements of Income and Comprehensive Income of approximately $620,000. For further discussion of the risks related to our auction rate securities, see Note 6 – Financial Instruments and Fair Value of the Notes to Consolidated Financial Statements.

ITEM 4. Controls and Procedures.

The Company, under the supervision and with the participation of management, including the Company’s principal executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the principal executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2017 to ensure that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) is accumulated and communicated to Company management, including the principal executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting that occurred during the three months ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. Risk Factors.

While we attempt to identify, manage and mitigate risks and uncertainties associated with our business to the extent practical under the circumstances, some level of risk and uncertainty will always be present. Item 1A, Part I of our 2016 Annual Report on Form 10-K (the “2016 Annual Report”) describes some of the risks and uncertainties associated with our business that have the potential to materially affect our business, financial condition or results of operations.

There has been no material change in our risk factors disclosed in our 2016 Annual Report.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

We did not make any unregistered sales of equity securities during the first quarter of 2017.

A summary of the Company’s stock repurchase activity for the first quarter of 2017 is as follows:

Period	Total Number of Shares Purchased (1)(2)(3)	Average Price Paid Per Share (1)		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (3)
January 1 – January 31, 2017	75,499	$31.34	(4)	75,499	$34,152,628
February 1 – February 28, 2017	109,583	30.74	(5)	109,583	30,780,672
March 1 – March 31, 2017	58,836	30.90	(6)	58,836	28,960,871
Total	243,918			243,918	28,960,871

(1)	The calculation of the average price paid per share does not give effect to any fees, commissions or other costs associated with the repurchase of such shares.
(2)	The shares represent Class B Common Stock repurchased by the Company.
(3)	The Company repurchased shares under a stock repurchase program announced on November 30, 2016, which authorized the repurchase of up to $40.0 million of its shares of Class A Common Stock and/or Class B Common Stock and will expire on November 30, 2017.
(4)	Represents 75,499 shares of Class B Common Stock at an average price paid per share of $31.34.
(5)	Represents 109,583 shares of Class B Common Stock at an average price paid per share of $30.74.
(6)	Represents 58,836 shares of Class B Common Stock at an average price paid per share of $30.90.

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

10.1

Credit Agreement, dated as of March 21, 2017 by and among the Company, the Lenders signatory thereto and BMO Harris Bank N.A., as Administrative Agent (incorporated herein by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K (File No. 000-20797) filed March 27, 2017)

10.2

Security Agreement, dated as of March 21, 2017, made by the Company in favor of BMO Harris Bank N.A., as Administrative Agent (incorporated herein by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K (File No. 000-20797) filed March 27, 2017)

10.3

Intercreditor Agreement, dated as of March 21, 2017, by and among BMO Harris Bank N.A., as Administrative Agent under the Credit Agreement, BMO Harris Bank N.A., as Administrative Agent and Collateral Agent under the Third Amended and Restated Credit Agreement, dated as of July 7, 2016, and the Company (incorporated herein by reference to Exhibit 10.3 of the Company's Current Report on Form 8-K (File No. 000-20797) filed March 27, 2017)

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

RUSH ENTERPRISES, INC.

Date:     May 10, 2017                                                               By:  /S/ W.M. “RUSTY” RUSH

W.M. “Rusty” Rush

President, Chief Executive Officer and

Chairman of the Board

(Principal Executive Officer)

Date:     May 10, 2017                                                               By:  /S/ STEVEN L. KELLER

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

10.1

Credit Agreement, dated as of March 21, 2017 by and among the Company, the Lenders signatory thereto and BMO Harris Bank N.A., as Administrative Agent (incorporated herein by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K (File No. 000-20797) filed March 27, 2017)

10.2

Security Agreement, dated as of March 21, 2017, made by the Company in favor of BMO Harris Bank N.A., as Administrative Agent (incorporated herein by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K (File No. 000-20797) filed March 27, 2017)

10.3

Intercreditor Agreement, dated as of March 21, 2017, by and among BMO Harris Bank N.A., as Administrative Agent under the Credit Agreement, BMO Harris Bank N.A., as Administrative Agent and Collateral Agent under the Third Amended and Restated Credit Agreement, dated as of July 7, 2016, and the Company (incorporated herein by reference to Exhibit 10.3 of the Company's Current Report on Form 8-K (File No. 000-20797) filed March 27, 2017)

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