Form 10-Q
period 2017-06-30
RUSH ENTERPRISES INC \TX\
filed 2017-08-09
CIK 1012019

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

(X)         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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
Emerging growth company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [   ]                   No [X]

Indicated below is the number of shares outstanding of each of the issuer’s classes of common stock, as of August 4, 2017.

Title of Class	Number of Shares Outstanding
Class A Common Stock, $.01 Par Value	31,147,127
Class B Common Stock, $.01 Par Value	8,636,549

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

JUNE 30, 2017 AND DECEMBER 31, 2016

(In Thousands, Except Shares)

	June 30,	December 31,
	2017	2016
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$123,807	$82,026
Accounts receivable, net	142,556	156,199
Note receivable affiliate	16,742	10,166
Inventories, net	916,601	840,304
Prepaid expenses and other	9,557	8,798
Assets held for sale	11,714	13,955
Total current assets	1,220,977	1,111,448
Investments	6,375	6,231
Property and equipment, net	1,118,758	1,135,805
Goodwill, net	290,191	290,191
Other assets, net	55,498	59,372
Total assets	$2,691,799	$2,603,047

Liabilities and shareholders’ equity
Current liabilities:
Floor plan notes payable	$692,125	$646,945
Current maturities of long-term debt	137,320	130,717
Current maturities of capital lease obligations	15,443	14,449
Liabilities directly associated with assets held for sale	–	783
Trade accounts payable	114,148	97,844
Customer deposits	29,748	18,418
Accrued expenses	88,951	83,974
Total current liabilities	1,077,735	993,130
Long-term debt, net of current maturities	443,465	472,503
Capital lease obligations, net of current maturities	66,313	70,044
Other long-term liabilities	9,298	7,214
Deferred income taxes, net	200,108	197,331
Shareholders’ equity:
Preferred stock, par value $.01 per share; 1,000,000 shares authorized; 0 shares outstanding in 2017 and 2016	–	–
Common stock, par value $.01 per share; 60,000,000 Class A shares and 20,000,000 Class B shares authorized; 30,793,032 Class A shares and 8,637,855 Class B shares outstanding in 2017; and 30,007,088 Class A shares and 9,245,447 Class B shares outstanding in 2016	448	438
Additional paid-in capital	330,617	309,127
Treasury stock, at cost: 934,171 class A shares and 4,456,753 class B shares in 2017 and 934,171 class A shares and 3,650,491 class B shares in 2016	(113,091)	(86,882)
Retained earnings	676,906	640,428
Accumulated other comprehensive loss, net of tax	–	(286)
Total shareholders’ equity	894,880	862,825
Total liabilities and shareholders’ equity	$2,691,799	$2,603,047

The accompanying notes are an integral part of these consolidated financial statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(In Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Revenues:
New and used commercial vehicle sales	$775,988	$636,853	$1,411,941	$1,305,398
Aftermarket products and services sales	366,599	328,665	716,705	670,604
Lease and rental sales	53,048	52,152	104,292	103,039
Finance and insurance	4,392	4,837	8,321	9,336
Other	3,496	3,955	7,061	8,925
Total revenue	1,203,523	1,026,462	2,248,320	2,097,302
Cost of products sold:
New and used commercial vehicle sales	718,253	591,331	1,306,373	1,214,991
Aftermarket products and services sales	231,992	209,519	456,458	427,762
Lease and rental sales	44,206	45,134	88,510	90,801
Total cost of products sold	994,451	845,984	1,851,341	1,733,554
Gross profit	209,072	180,478	396,979	363,748
Selling, general and administrative expense	159,353	146,080	309,756	308,532
Depreciation and amortization expense	12,444	12,821	24,936	25,468
Gain (loss) on sale of assets	132	(5)	(31)	5
Operating income	37,407	21,572	62,256	29,753
Interest expense, net	2,824	3,763	5,615	8,002
Income before taxes	34,583	17,809	56,641	21,751
Provision for income taxes	12,584	6,992	20,163	8,539
Net income	$21,999	$10,817	$36,478	$13,212

Earnings per common share:
Basic	$.55	$.27	$.92	$.33
Diluted	$.54	$.27	$.90	$.32

Weighted average shares outstanding:
Basic	39,641	40,250	39,493	40,402
Diluted	40,839	40,778	40,737	40,914

Comprehensive income	$22,285	$10,828	$36,764	$13,223

The accompanying notes are an integral part of these consolidated financial statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2017	2016
Cash flows from operating activities:
Net income	$36,478	$13,212
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	77,653	78,539
(Loss) gain on sale of property and equipment	31	(5)
Loss on impairment of assets	−	8,236
Stock-based compensation expense related to stock options and employee stock purchases	8,660	6,749
Deferred income tax expense	2,594	159
Excess tax expense from stock-based compensation	−	1,007
Change in accounts receivable, net	7,067	27,612
Change in inventories, net	(52,425)	58,015
Change in prepaid expenses and other, net	(1,143)	21,836
Change in trade accounts payable	14,506	(1,356)
Draws on floor plan notes payable – trade, net	20,994	10,984
Change in customer deposits	11,330	(1,227)
Change in accrued expenses	4,977	(805)
Net cash provided by operating activities	130,722	222,956
Cash flows from investing activities:
Acquisition of property and equipment	(79,572)	(115,268)
Proceeds from the sale of property and equipment	3,192	327
Business acquisitions	−	(681)
Proceeds from the sale of available for sale securities	325	250
Change in other assets	4,887	(334)
Net cash used in investing activities	(71,168)	(115,706)
Cash flows from financing activities:
Draws (payments) on floor plan notes payable – non-trade, net	24,186	(35,650)
Proceeds from long-term debt	51,108	68,490
Principal payments on long-term debt	(74,326)	(83,561)
Principal payments on capital lease obligations	(6,647)	(9,851)
Proceeds from issuance of shares relating to employee stock options and employee stock purchases	12,840	2,445
Excess tax expense from stock-based compensation	−	(1,007)
Common stock repurchased	(24,411)	(20,299)
Debt issuance costs	(523)	−
Net cash (used in) financing activities	(17,773)	(79,433)
Net increase in cash and cash equivalents	41,781	27,817
Cash and cash equivalents, beginning of period	82,026	64,847
Cash and cash equivalents, end of period	$123,807	$92,664
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$16,565	$19,757
Income taxes, net of refunds	$17,012	$(13,129)
Noncash activities:
Assets acquired under capital leases	$5,513	$10,017
Common stock repurchased	$1,798	−

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

2 – Other Assets

The total capitalized costs of the Company’s SAP enterprise software and SAP dealership management system of $31.5 million, including capitalized interest, are recorded on the Consolidated Balance Sheet in Other Assets, net of accumulated amortization of $18.3 million, at June 30, 2017. The SAP software is being amortized over a period of 15 years.

Amortization expense relating to the SAP software, which is recognized in depreciation and amortization expense in the Consolidated Statement of Income and Comprehensive Income, was $0.9 million for the three months ended June 30, 2017 and $0.8 million for the three months ended June 30, 2016, and $1.7 million for both the six months ended June 30, 2017 and June 30, 2016. The Company estimates that amortization expense relating to the SAP software will be approximately $3.4 million for each of the next five succeeding years.

The Company’s only significant identifiable intangible assets, other than goodwill, are rights under franchise agreements with manufacturers. The fair value of the franchise right is determined at the acquisition date by discounting the projected cash flows specific to each acquisition. The carrying value of the Company’s manufacturer franchise rights was $7.0 million at both June 30, 2017 and December 31, 2016, and is included in Other Assets on the accompanying consolidated balance sheets. The Company has determined that manufacturer franchise rights have an indefinite life as there are no economic or other factors that limit their useful lives and they are expected to generate cash flows indefinitely due to the historically long lives of the manufacturers’ brand names. Furthermore, to the extent that any agreements evidencing manufacturer franchise rights have expiration dates, the Company expects that it will be able to renew those agreements in the ordinary course of business. Accordingly, the Company does not amortize manufacturer franchise rights.

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

No impairment write down of manufacturer franchise rights was required in any period presented. The Company cannot predict the occurrence of certain events that might adversely affect the reported value of manufacturer franchise rights in the future.

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

4 – Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Numerator:
Numerator for basic and diluted earnings per share – Net income available to common shareholders	$21,999	$10,817	$36,478	$13,212
Denominator–
Denominator for basic earnings per share – weighted average shares outstanding	39,641	40,250	39,493	40,402
Effect of dilutive securities– Employee stock options and restricted stock awards	1,198	528	1,244	512
Denominator for diluted earnings per share – adjusted weighted average shares outstanding and assumed conversions	40,839	40,778	40,737	40,914
Basic earnings per common share	$.55	$.27	$.92	$.33
Diluted earnings per common share and common share equivalents	$.54	$.27	$.90	$.32

Options to purchase shares of common stock that were outstanding for the three months and six months ended June 30, 2017, and 2016, that were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Weighted average anti-dilutive options	662	2,525	695	2,522

5 – Stock Options and Restricted Stock Awards

The Company accounts for stock-based compensation in accordance with Accounting Standards Codification (“ASC”) 718-10, “Compensation – Stock Compensation,” which requires the measurement and recognition of compensation expense for all share-based payment awards made to our employees and directors, including employee stock options, restricted stock unit awards and employee stock purchases related to the Employee Stock Purchase Plan based on estimated fair values. The Company adopted Accounting Standards Update (“ASU”) No. 2016-09, “Compensation – Stock Compensation (Topic 718) on January 1, 2017. The Company recorded excess tax benefits of $0.9 million in the three months ended June 30, 2017 and $2.0 million in the six months ended June 30. 2017, which was recorded in the Consolidated Statements of Income and Comprehensive Income.

Stock-based compensation expense, calculated using the Black-Scholes option-pricing model for employee stock options, and included in selling, general and administrative expense, was $3.9 million for the three months ended June 30, 2017, and $3.2 million for the three months ended June 30, 2016. Stock-based compensation expense, included in selling, general and administrative expense, for the six months ended June 30, 2017, was $8.7 million and for the six months ended June 30, 2016, was $6.7 million. As of June 30, 2017, the Company had $10.3 million of unrecognized compensation expense related to non-vested employee stock options to be recognized over a weighted-average period of 3.1 years and $9.4 million of unrecognized compensation cost related to non-vested restricted stock units to be recognized over a weighted-average period of 1.8 years.

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

Financial instruments consist primarily of cash, accounts receivable, accounts payable and floor plan notes payable. The carrying values of the Company’s financial instruments approximate fair value due either to their short-term nature or existence of variable interest rates, which approximate market rates. Certain methods and assumptions were used by the Company in estimating the fair value of financial instruments at June 30, 2017, and December 31, 2016. The carrying value of current assets and current liabilities approximates the fair value due to the short maturity of these items.

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

As of June 30, 2017, the Company held auction rate securities with underlying tax-exempt municipal bonds that mature in 2030 and have a fair value and a cost basis of $6.4 million. As of December 31, 2016, the tax-exempt municipal bonds had a fair value of $6.2 million and a cost basis of $6.7 million. The issuer redeemed $150,000 of the auction rate securities during 2014, $275,000 during 2015, $450,000 during 2016, and $325,000 during the second quarter of 2017. These bonds have credit wrap insurance and a credit rating of A by a major credit rating agency.

The Company valued the auction rate securities at June 30, 2017, using a discounted cash flow model based on the characteristics of the individual securities, which the Company believes yields the best estimate of fair value. The first step in the valuation included a credit analysis of the security which considered various factors, including the credit quality of the issuer, the instrument’s position within the capital structure of the issuing authority and the composition of the authority’s assets, including the effect of insurance and/or government guarantees. Next, the future cash flows of the instruments were projected based on certain assumptions regarding the auction rate market significant to the valuation, including that the auction rate market will remain illiquid and auctions will continue to fail, causing the interest rate to be the maximum applicable rate. This assumption resulted in a discounted cash flow analysis being performed through 2019, the point at which the Company estimates the securities will be redeemed by the municipality. The projected cash flows were then discounted using the applicable yield curve plus a 225 basis point liquidity premium added to the applicable discount rate.

The Company recorded a pre-tax impairment charge of $1.0 million on these auction rate securities in 2011 and subsequent pre-tax increases in fair value of $427,000 during 2014 and $469,000 during the second quarter of 2017. The Company believes that the impairment is temporary and had included the impairment in accumulated other comprehensive loss.

The table below presents disclosures about the auction rate securities measured at fair value on a recurring basis in the Company’s financial statements as follows (in thousands):

	At June 30, 2017			At December 31, 2016
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Investment in auction rate securities	$-	$-	$6,375	$-	$-	$6,231

	Cost Basis Amount	Gross Unrealized Loss In Accumulated OCI	Fair Value
June 30, 2017
Investment in auction rate securities	$6,375	$-	$6,375

December 31, 2016
Investment in auction rate securities	$6,700	$469	$6,231

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

During 2016, the Company sold four properties with a fair value of $6.1 million. During the first quarter of 2017, the Company sold one property with a fair value of $1.0 million and during the second quarter of 2017, the Company sold two properties with a collective fair value of $1.2 million. The Company is actively marketing the remaining real estate held for sale.

The following table presents long-lived assets measured and recorded at fair value on a nonrecurring basis (in thousands):

Description	Fair Value Measurements Using Significant Unobservable Inputs June 30, 2017	Loss during the Three Months Ended June 30, 2017	Loss during the Three Months Ended June 30, 2016	Loss during the Six Months Ended June 30, 2017	Loss during the Six Months Ended June 30, 2016
Long-lived assets held for sale	$11,714	$–	$(400)	$–	$(7,481)

For further discussion of assets held for sale, see Note 10 – Restructuring Costs of the Notes to Consolidated Financial Statements. The losses in the above table were reported in selling, general and administrative expenses in the Consolidated Statements of Income and Comprehensive Income and were reported under the Truck Segment.

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

The following table contains summarized information about reportable segment revenues, segment income or loss from continuing operations and segment assets for the periods ended June 30, 2017 and 2016 (in thousands):

	Truck Segment	All Other	Total
As of and for the three months ended June 30, 2017
Revenues from external customers	$1,199,703	$3,821	$1,203,523
Segment operating income (loss)	37,546	(139)	37,407
Segment income (loss) before taxes	34,766	(183)	34,583
Segment assets	2,655,860	35,939	2,691,799

For the six months ended June 30, 2017
Revenues from external customers	$2,240,556	$7,764	$2,248,320
Segment operating income (loss)	62,540	(284)	62,256
Segment income (loss) before taxes	57,010	(368)	56,641

As of and for the three months ended June 30, 2016
Revenues from external customers	$1,022,547	$3,915	$1,026,462
Segment operating income (loss)	21,588	(16)	21,572
Segment income (loss) before taxes	17,865	(56)	17,809
Segment assets	2,779,789	32,906	2,812,695

For the six months ended June 30, 2016
Revenues from external customers	$2,089,837	$7,465	$2,097,302
Segment operating income (loss)	30,156	(403)	29,753
Segment income (loss) before taxes	22,235	(484)	21,751

8 – Income Taxes

The Company had unrecognized income tax benefits totaling $2.4 million as a component of accrued liabilities at June 30, 2017 and December 31, 2016, the total of which, if recognized, would impact the Company’s effective tax rate. An unfavorable settlement may require a charge to income tax expense and a favorable resolution would be recognized as a reduction to income tax expense. The Company recognizes interest accrued related to unrecognized tax benefits in income tax expense. No amounts were accrued for penalties. The Company had approximately $145,000 accrued for the payment of interest at June 30, 2017 and December 31, 2016.

The Company does not anticipate a significant change in the amount of unrecognized tax benefits in the next 12 months. As of June 30, 2017, the tax years ended December 31, 2013 through 2016, remain subject to audit by federal tax authorities and the tax years ended December 31, 2012 through 2016, remain subject to audit by state tax authorities.

In March 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-09, “Compensation – Stock Compensation (Topic 718),” which changed the accounting for certain aspects of share-based payments to employees. The Company adopted the new standard on January 1, 2017. The new guidance requires excess tax benefits and tax deficiencies to be recognized as income tax benefit or expense in the income statement and presented as an operating activity in the statement of cash flows when the awards are vested or are settled. The Company recorded excess tax benefits of $0.9 million for the three months ended June 30, 2017, and $2.0 million for the six months ended June 30, 2017, which was recorded as a reduction to income tax expense in the Consolidated Statement of Income and Comprehensive Income.

9 – Accumulated Other Comprehensive Income (Loss)

The following tables show the components of accumulated other comprehensive loss, net of tax (in thousands):

	Available for Sale Securities
Balance at December 31, 2016		$(286)
Change in fair value		286
Balance at June 30, 2017	$	−

Available for Sale Securities
Balance at December 31, 2015	$(305)
Change in fair value	10
Balance at June 30, 2016	$(295)

10 – Restructuring Costs

During the quarter ended March 31, 2016, the Company instituted plans to consolidate its dealership network and incurred pre-tax expenses of approximately $8.1 million related to restructuring activities. The restructuring costs included $2.7 million associated with impairment charges to certain fixed assets and the value of the real estate underlying the affected locations, which was reported in selling, general and administrative expenses in the Consolidated Statements of Income and Comprehensive Income for the six months ended June 30, 2016.

In addition, the Company classified certain excess real estate as held for sale, which resulted in an impairment charge of $5.0 million, which was reported in selling, general and administrative expenses in the Consolidated Statements of Income and Comprehensive Income for the six months ended June 30, 2016.

During 2016, the Company sold four of the properties previously classified as held for sale with a fair value of $6.1 million. During the first quarter of 2017, the Company sold one of the properties with a fair value of $1.0 million and during the second quarter of 2017, the Company sold two of the properties with a collective fair value of $1.2 million. As of June 30, 2017, the remaining real estate associated with the restructuring activities is included in assets held for sale on the Consolidated Balance Sheets.

11 – New Accounting Pronouncements

In March 2016, the FASB issued ASU No. 2016-09, which changed the accounting for certain aspects of share-based payments to employees. The Company adopted the new standard on January 1, 2017. The new guidance requires excess tax benefits and tax deficiencies to be recorded in the income statement when the awards vest or are settled. The Company recorded excess tax benefits of $0.9 million in the three months ended June 30, 2017 and $2.0 million in the six months ended June 30, 2017, which was recorded in the Consolidated Statements of Income and Comprehensive Income. In addition, cash flows related to excess tax benefits will no longer be separately classified as a financing activity apart from other income tax cash flows. The standard also allows the Company to repurchase more of an employee’s shares for tax withholding purposes without triggering liability accounting, clarifies that all cash payments made on an employee’s behalf for withheld shares should be presented as a financing activity on its cash flows statement, and provides an accounting policy election to account for forfeitures as they occur. The Company did not elect to make an accounting policy change to recognize forfeitures as they occur and will continue to estimate forfeitures. The Company adopted the amendments related to ASU 2016-09 prospectively and prior periods have not been adjusted.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842),” which is intended to increase the transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. In order to meet that objective, the new standard requires recognition of the assets and liabilities that arise from leases. A lessee will be required to recognize on the balance sheet the assets and liabilities for leases with lease terms of more than 12 months.  Accounting by lessors will remain largely unchanged from current U.S. generally accepted accounting principles. The new standard is effective for public companies for fiscal years beginning after December 15, 2018, and interim periods within those years, with early adoption permitted. The Company is currently evaluating the effect that adopting this standard will have on our financial statements and related disclosures. The Company will adopt ASU 2016-02 on January 1, 2019.

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

The Company will adopt ASU 2014-09 on January 1, 2018 and will use the modified retrospective method. In 2016, the Company established a cross-functional team with representatives from its major revenue streams to review our current accounting policies and practices, assess the effect of the standard on our revenue contracts and identify potential differences. In addition, the Company is in the process of evaluating changes to its business processes and controls to support revenue recognition and disclosure under the new standard. While the Company is currently assessing the impact of the new standard, its revenues are primarily generated from the sale of finished products to customers. Those sales predominantly contain a single delivery element and revenue for such sales is recognized when the customer obtains control. The timing of revenue recognition for these transactions is not expected to be significantly impacted by the new standard. The Company continues to review the impact of this standard on potential disclosure changes in its financial statements, as well as which transition approach will be applied.

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

Results of Operations

The following discussion and analysis includes the Company’s historical results of operations for the three months and six months ended June 30, 2017 and 2016.

The following table sets forth certain financial data as a percentage of total revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue
New and used commercial vehicle sales	64.5%	62.0%	62.8%	62.2%
Aftermarket products and services sales	30.5	32.0	31.9	32.0
Lease and rental sales	4.4	5.1	4.6	4.9
Finance and insurance	0.3	0.5	0.4	0.5
Other	0.3	0.4	0.3	0.4
Total revenues	100.0	100.0	100.0	100.0
Cost of products sold	82.6	82.4	82.3	82.7
Gross profit	17.4	17.6	17.7	17.3
Selling, general and administrative	13.3	14.2	13.8	14.7
Depreciation and amortization	1.0	1.2	1.1	1.2
Operating income	3.1	2.2	2.8	1.4
Interest expense, net	0.2	0.4	0.3	0.4
Income before income taxes	2.9	1.8	2.5	1.0
Provision for income taxes	1.1	0.7	0.9	0.4
Net income	1.8%	1.1%	1.6%	0.6%

The following table sets forth for the periods indicated the percent of gross profit by revenue source:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Gross Profit:
New and used commercial vehicle sales	27.6%	25.2%	26.6%	24.8%
Aftermarket products and services sales	64.4	66.0	65.6	66.8
Lease and rental sales	4.2	3.9	4.0	3.4
Finance and insurance	2.1	2.7	2.1	2.6
Other	1.7	2.2	1.7	2.4
Total gross profit	100.0%	100.0%	100.0%	100.0%

The following table sets forth the unit sales and revenue for new heavy-duty, new medium-duty, new light-duty and used commercial vehicles and the absorption ratio (revenue in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	% Change	2017	2016	% Change
Vehicle unit sales:
New heavy-duty vehicles	3,352	2,592	29.3%	6,058	5,271	14.9%
New medium-duty vehicles	3,073	2,792	10.1%	5,626	6,063	-7.2%
New light-duty vehicles	473	386	22.5%	820	773	6.1%
Total new vehicle unit sales	6,898	5,770	19.5%	12,504	12,107	3.3%
Used vehicles	1,743	1,750	-0.4%	3,454	3,485	-0.9%

Vehicle revenue:
New heavy-duty vehicles	$468.3	$346.6	35.1%	$829.7	$697.1	19.0%
New medium-duty vehicles	213.2	198.4	7.5%	402.5	422.3	-4.7%
New light-duty vehicles	18.2	14.4	26.4%	31.8	28.7	10.8%
Total new vehicle revenue	$699.7	$559.4	25.1%	$1,264.0	$1,148.1	10.1%
Used vehicle revenue	$72.2	$70.9	1.8%	$141.0	$146.1	-3.5%

Other vehicle revenue:(1)	$4.1	$6.6	-37.9%	$7.0	$11.2	-37.5%

Absorption ratio:	121.8%	110.3%	10.4%	117.6%	108.3%	8.6%

(1) Includes sales of truck bodies, trailers and other new equipment.

Key Performance Indicator

Absorption Ratio

Management uses several performance metrics to evaluate the performance of our commercial vehicle dealerships and considers Rush Truck Centers’ “absorption ratio” to be of critical importance. Absorption ratio is calculated by dividing the gross profit from the parts, service and body shop (collectively, “Aftermarket Products and Services”) departments by the overhead expenses of all of a dealership’s departments, except for the selling expenses of the new and used commercial vehicle departments and carrying costs of new and used commercial vehicle inventory. When 100% absorption is achieved, all of the gross profit from the sale of a commercial vehicle, after sales commissions and inventory carrying costs, directly impacts operating profit. Our commercial vehicle dealerships achieved a 121.8% absorption ratio for the second quarter of 2017 and a 110.3% absorption ratio for the second quarter of 2016.

Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016

Our Class 8 new truck sales in the second quarter of 2017 reflect an improving energy sector, continued solid demand from vocational customers, specifically those in the housing, construction and refuse markets and continued demand for replacement trucks that support general freight. Our medium-duty truck sales were strong in the second quarter of 2017, benefitting in part by the timing of some large fleet deliveries. The over-supply of used trucks available in the United States continues to present challenges to the Class 8 new truck sales market because trade-in values remain lower than historically normal. Due to increased activity from a wide variety of industries, we believe our Class 8 new truck sales in the third quarter of 2017 will remain on pace with our sales in the second quarter.

Our increase in Aftermarket Products and Services revenues is primarily attributed to growth in sales to customers in the energy sector along with strong sales to vocational customers across the country, including continued construction-related growth. We expect our Aftermarket Products and Services revenues to remain strong in the third quarter of 2017.

Revenues

Total revenues increased $177.1 million, or 17.2%, in the second quarter of 2017, compared to the second quarter of 2016.

Our Aftermarket Products and Services revenues increased $37.9 million, or 11.5%, in the second quarter of 2017, compared to the second quarter of 2016, primarily as a result of the factors described above. We expect our Aftermarket Products and Services revenues to remain strong during the remainder of 2017.

Revenues from sales of new and used commercial vehicles increased $139.1 million, or 21.8%, in the second quarter of 2017, compared to the second quarter of 2016, primarily as a result of the factors described above.

We sold 3,352 Class 8 heavy-duty trucks in the second quarter of 2017, a 29.3% increase compared to 2,592 Class 8 trucks sold in the second quarter of 2016. According to A.C.T. Research Co., LLC (“A.C.T. Research”), a commercial vehicle industry data and forecasting service provider, the U.S. Class 8 truck market decreased 8.2% in the second quarter of 2017 compared to the second quarter of 2016. A.C.T. Research currently forecasts U.S. retail sales of Class 8 trucks of approximately 186,100 units in 2017, 196,000 units in 2018, and 225,000 units in 2019, compared to approximately 197,000 units in 2016. Our share of the U.S. Class 8 truck sales market was approximately 5.5% in 2016. We expect our U.S. Class 8 truck sales market share to range between 6.0% and 7.0% in 2017. This market share percentage would result in the sale of approximately 11,000 to 13,000 Class 8 trucks in 2017 based on A.C.T. Research’s current U.S. retail sales estimate of 186,100 units.

We sold 3,073 Class 4 through 7 medium-duty commercial vehicles, including 202 buses, in the second quarter of 2017, a 10.1% increase compared to 2,792 Class 4 through 7 commercial vehicles, including 235 buses, sold in the second quarter of 2016. A.C.T. Research estimates that unit sales of Class 4 through 7 commercial vehicles in the U.S. increased approximately 9.2% in the second quarter of 2017, compared to the second quarter of 2016. A.C.T. Research currently forecasts U.S. retail sales of Class 4 through 7 commercial vehicles of approximately 233,600 units in 2017, 238,000 units in 2018, and 245,000 in 2019. In 2016, we achieved a 4.9% share of the U.S. Class 4 through 7 commercial vehicle market. We expect our market share to range between 4.5% and 5.5% of the U.S. Class 4 through 7 commercial vehicle sales in 2017. This market share percentage would result in the sale of approximately 10,500 to 12,800 of Class 4 through 7 commercial vehicles in 2017 based on A.C.T. Research’s current U.S. retail sales estimates of 233,600 units.

We sold 473 light-duty vehicles in the second quarter of 2017, a 22.5% increase compared to 386 light-duty vehicles sold in the second quarter of 2016. We expect to sell approximately 1,700 light-duty vehicles in 2017.

We sold 1,743 used commercial vehicles in the second quarter of 2017, a 0.4% decrease compared to 1,750 used commercial vehicles sold in the second quarter of 2016. We expect to sell approximately 6,200 to 7,000 used commercial vehicles in 2017.

Commercial vehicle lease and rental revenues increased $0.9 million, or 1.7%, in the second quarter of 2017, compared to the second quarter of 2016. We expect lease and rental revenues to increase between 3.0% and 6.0% during 2017, compared to 2016.

Finance and insurance revenues decreased $0.4 million, or 9.2%, in the second quarter of 2017 compared to the second quarter of 2016. Traditionally finance and insurance revenues fluctuate proportionately with our new and used commercial vehicle sales. However, in 2017 a significant portion of our sales have been to large fleet customers who do not finance trucks. Finance and insurance revenues have limited direct costs and, therefore, contribute a disproportionate share of our operating profits.

Gross Profit

Gross profit increased $28.6 million, or 15.8%, in the second quarter of 2017, compared to the second quarter of 2016. Gross profit as a percentage of sales decreased to 17.4% in the second quarter of 2017, from 17.6% in the second quarter of 2016. This decrease in gross profit as a percentage of sales is a result of a change in our product sales mix. Commercial vehicle sales, a lower margin revenue item, increased as a percentage of total revenues to 64.5% in the second quarter of 2017, from 62.0% in the second quarter of 2016. Aftermarket Products and Services revenues, a higher margin revenue item, decreased as a percentage of total revenues to 30.5% in the second quarter of 2017, from 32.0% in the second quarter of 2016.

Gross margins from our Aftermarket Products and Services operations increased to 36.7% in the second quarter of 2017, from 36.3% in the second quarter of 2016. Gross profit from our Aftermarket Products and Services operations increased to $134.6 million in the second quarter of 2017, from $119.1 million in the second quarter of 2016. Historically, gross margins on parts sales range from 27% to 28% and gross margins on service and body shop operations range from 61% to 65%. Gross profits from parts sales represented 58% of total gross profit for Aftermarket Products and Services operations in the second quarter of 2017 and 56% in the second quarter of 2016. Service and body shop operations represented 42% of total gross profit for Aftermarket Products and Services operations in the second quarter of 2017 and 44% in the second quarter of 2016. We expect blended gross margins on Aftermarket Products and Services operations to range from 36.3% to 36.5% in 2017.

Gross margins on Class 8 truck sales increased to 8.0% in the second quarter of 2017, from 7.3% in the second quarter of 2016. This increase is attributable to the sales mix in the second quarter of 2017, which consisted of increased sales to vocational customers that are traditionally associated with higher margins. In 2017, we expect overall gross margins from Class 8 truck sales of approximately 6.5% to 7.0%.

Gross margins on medium-duty commercial vehicle sales decreased to 5.6% in the second quarter of 2017, from 6.0% in the second quarter of 2016. This decrease is attributable to the mix of products sold during the second quarter of 2017. For 2017, we expect overall gross margins from medium-duty commercial vehicle sales of approximately 5.7% to 6.5%, but this will largely depend upon the mix of purchasers and types of vehicles sold.

Gross margins on used commercial vehicle sales increased to 11.6% in the second quarter of 2017, from 9.2% in the second quarter of 2016. This increase is primarily related to the stabilization of used truck values in recent months. We expect margins on used commercial vehicles to range between 8.5% and 10.0% during 2017.

Gross margins from truck lease and rental sales increased to 16.7% in the second quarter of 2017, from 13.5% in the second quarter of 2016. This increase is primarily related to increased rental fleet utilization and improvement in the performance of our full service leases. We expect gross margins from lease and rental sales of approximately 15.0% to 17.0% during 2017. Our policy is to depreciate our lease and rental fleet using a straight line method over each customer’s contractual lease term. The lease unit is depreciated to a residual value that approximates fair value at the expiration of the lease term. This policy results in the Company realizing reasonable gross margins while the unit is in service and a corresponding gain or loss on sale when the unit is sold at the end of the lease term.

Finance and insurance revenues and other income, as described above, have limited direct costs and, therefore, contribute a disproportionate share of gross profit.

Selling, General and Administrative Expenses

Selling, General and Administrative (“SG&A”) expenses increased $13.3 million, or 9.1%, in the second quarter of 2017, compared to the second quarter of 2016. In the second quarter of 2017, SG&A expenses equaled 13.2% of total revenue. SG&A expenses as a percentage of total revenues have recently ranged from 12.1% to 14.7%. In general, when new and used commercial vehicle revenues decrease as a percentage of total revenues, SG&A expenses as a percentage of total revenues will be at, or exceed, the higher end of this range. For 2017, we expect SG&A expenses as a percentage of total revenues to range from 13.5% to 14.3% and the selling portion of SG&A expenses to be approximately 25.0% to 30.0% of new and used commercial vehicle gross profit.

Depreciation and Amortization Expense

Depreciation and amortization expense decreased $0.4 million, or 2.9%, in the second quarter of 2017, compared to the second quarter of 2016.

Interest Expense, Net

Net interest expense decreased $0.9 million, or 25.0%, in the second quarter of 2017, compared to the second quarter of 2016. This decrease is primarily related to increased prepayments on floor plan arrangements and lower levels of commercial vehicle inventory compared to the second quarter of 2016. Net interest expense in 2017 will depend on inventory levels, interest rate fluctuations and the amount of cash available to make prepayments on our floor plan arrangements.

Income before Income Taxes

As a result of the factors described above, income before income taxes increased $16.8 million, or 94.2% in the second quarter of 2017, compared to the second quarter of 2016.

Income Taxes

Income taxes increased $5.6 million, or 80.0%, in the second quarter of 2017, compared to the second quarter of 2016. ASU 2016-09 “Compensation – Stock Compensation (Topic 718)” requires excess tax benefits and tax deficiencies to be recorded in the income statement when equity awards issued pursuant to our equity compensation plans vest or are settled. We recorded a $0.9 million tax benefit in the second quarter of 2017, which reduced income tax expense. We provided for taxes at a 38.75% effective rate in the second quarter of 2017 and 39.25% in the second quarter of 2016. We expect our effective tax rate to be approximately 38.5% to 39.0% of pretax income in 2017.

Six Months Ended June 30, 2017, Compared to Six Months Ended June 30, 2016

Unless otherwise stated below, our variance explanations and future expectations with regard to the items discussed in this section are set forth in the discussion of the “Three Months Ended June 30, 2017, Compared to Three Months Ended June 30, 2016.”

Total revenues increased $151.0 million, or 7.2%, in the first six months of 2017, compared to the first six months of 2016. Sales of new and used commercial vehicles increased $106.5 million, or 8.2%, in the first six months of 2017, compared to the first six months of 2016.

Aftermarket Products and Services revenues increased $46.1 million, or 6.9%, in the first six months of 2017, compared to the first six months of 2016.

We sold 6,058 heavy-duty trucks in the first six months of 2017, a 14.9% increase compared to 5,271 heavy-duty trucks in the first six months of 2016. According to A.C.T. Research, retail sales in the U.S. Class 8 truck market decreased 18.4% in the first six months of 2017, compared to the first six months of 2016.

We sold 5,626 medium-duty commercial vehicles, including 361 buses, in the first six months of 2017. This represented a 7.2% decrease compared to 6,063 medium-duty commercial vehicles, including 433 buses, in the first six months of 2016. A.C.T. Research estimates that unit sales of Class 4 through 7 commercial vehicles in the United States increased approximately 3.5% in the first six months of 2017, compared to the first six months of 2016.

We sold 3,454 used commercial vehicles in the first six months of 2017, a 0.9% decrease compared to 3,485 used commercial vehicles in the first six months of 2016.

Truck lease and rental revenues increased $1.3 million, or 1.2%, in the first six months of 2017, compared to the first six months of 2016.

Finance and insurance revenues decreased $1.0 million, or 10.9%, in the first six months of 2017, compared to the first six months of 2016.

Gross Profit

Gross profit increased $33.2 million, or 9.1%, in the first six months of 2017, compared to the first six months of 2016. Gross profit as a percentage of sales increased to 17.7% in the first six months of 2017, from 17.3% in the first six months of 2016.

Gross margins from Aftermarket Products and Services operations increased to 36.3% in the first six months of 2017, from 36.2% in the first six months of 2016. Gross profit for Aftermarket Products and Services was $260.2 million in the first six months of 2017, compared to $242.8 million in the first six months of 2016. Gross profit from parts sales represented 57% of the total gross profit for Aftermarket Products and Services operations in the first six months of 2017 and 56% in the first six months of 2016. Service and body shop operations represented 43% of the total gross profit for Aftermarket Products and Services operations in the first six months of 2017 and 44% in the first six months of 2016.

Gross margins on Class 8 truck sales increased to 8.1% in the first six months of 2017, from 7.0% in the first six months of 2016.

Gross margins on medium-duty commercial vehicle sales increased to 6.1% in the first six months of 2017, from 5.8% in the first six months of 2016.

Gross margins on used commercial vehicle sales increased to 10.1% in the first six months of 2017, from 9.6% in the first six months of 2016.

Gross margins from truck lease and rental sales increased to 15.1% in the first six months of 2017, from approximately 11.9% in the first six months of 2016.

Finance and insurance revenues and other income, as described above, have limited direct costs and, therefore, contribute a disproportionate share of gross profit.

Selling, General and Administrative Expenses

SG&A expenses increased $1.2 million, or 0.4%, in the first six months of 2017, compared to the first six months of 2016. SG&A expenses equaled 13.8% of total revenue in the first six months of 2017, compared to 14.7% in the first six months of 2016.

Depreciation and Amortization Expense

Depreciation and amortization expense decreased $0.5 million, or 2.1%, in the first six months of 2017, compared to the first six months of 2016.

Interest Expense, Net

Net interest expense decreased $2.4 million, or 29.8%, in the first six months of 2017, compared to the first six months of 2016.

Income before Income Taxes

Income before income taxes increased $34.9 million, or 160.4%, in the first six months of 2017, compared to the first six months of 2016.

Provision for Income Taxes

Income taxes increased $11.6 million, or 136.1%, in the first six months of 2017, compared to the first six months of 2016. We provided for taxes at a 38.85% rate in the first six months of 2017 and a 39.25% rate in the first six months of 2016.

Liquidity and Capital Resources

Our short-term cash requirements are primarily for working capital, inventory financing, the renovation and expansion of existing facilities and the construction or purchase of new facilities. Historically, these cash requirements have been met through the retention of profits, borrowings under our floor plan arrangements and bank financings. As of June 30, 2017, we had working capital of approximately $145.0 million, including $123.8 million in cash, available to fund our operations. We believe that these funds, together with expected cash flows from operations, are sufficient to meet our operating requirements for at least the next twelve months. From time to time, we utilize our excess cash on hand to pay down our outstanding borrowings under our credit agreement with BMO Harris Bank N.A. (“BMO Harris”) (the “Floor Plan Credit Agreement”), and the resulting interest earned is recognized as an offset to our gross interest expense under the Floor Plan Credit Agreement.

We have a secured line of credit that provides for a maximum borrowing of $17.5 million. There were no advances outstanding under this secured line of credit at June 30, 2017, however, $12.0 million was pledged to secure various letters of credit related to self-insurance products, leaving $5.5 million available for future borrowings as of June 30, 2017.

On March 21, 2017, we entered into a working capital facility with BMO Harris (the “Working Capital Facility”). The Working Capital Facility includes up to $100 million of revolving credit loans to the Company for working capital, capital expenditures and other general corporate purposes. The amount of the borrowings under the Working Capital Facility are subject to borrowing base limitations based on the value of our eligible parts inventory and company vehicles. The Working Capital Facility includes a $20 million letter of credit sublimit. Borrowings under the Working Capital Facility bears interest at rates based on LIBOR or the Base Rate (as such terms are defined in the Working Capital Facility), plus an applicable margin determined based on outstanding borrowing under the Working Capital Facility. In addition, we are required to pay a commitment fee on the amount unused under the Working Capital Facility. The Working Capital Facility expires on the earlier of (i) March 21, 2020 and (ii) the date on which all commitments under the Floor Plan Working Capital Facility shall have terminated, whether as a result of the occurrence of the Commitment Termination Date (as defined in the Floor Plan Working Capital Facility) or otherwise. There were no advances outstanding under the Working Capital Facility as of June 30, 2017.

Our long-term real estate debt, floor plan financing agreements and the Working Capital Facility require us to satisfy various financial ratios such as the debt-to-worth ratio, leverage ratio and the fixed charge coverage ratio and certain requirements for tangible net worth and GAAP net worth. As of June 30, 2017, we were in compliance with all debt covenants related to debt secured by real estate, lease and rental units, our floor plan credit agreements and the Working Capital Facility. We do not anticipate any breach of the covenants in the foreseeable future.

We expect to purchase or lease trucks worth approximately $150.0 million to $175.0 million for our leasing operations during 2017, depending on customer demand, all of which will be financed. We also expect to make capital expenditures for recurring items such as computers, shop tools and equipment and vehicles of approximately $20.0 million to $25.0 million during 2017.

On November 30, 2016, we announced that our Board of Directors authorized the repurchase, from time to time, of up to an aggregate of $40.0 million shares of Class A Common Stock and Class B Common Stock. Repurchases, if any, will be made at times and in amounts as we deem appropriate and may be made through open market transactions at prevailing market prices, privately negotiated transactions or by other means in accordance with federal securities laws. The actual timing, number and value of repurchases under the stock repurchase program will be determined by management at its discretion and will depend on a number of factors, including market conditions, stock price and other factors, including those related to the ownership requirements of our dealership agreements with Peterbilt. The stock repurchase program expires on November 30, 2017, and may be suspended or discontinued at any time. Through June 30, 2017, we had purchased $29.7 million under this stock repurchase program.

We anticipate funding the capital expenditures for the improvement and expansion of existing facilities and recurring expenses through our operating cash flows. We have the ability to fund the construction or purchase of new facilities through our operating cash flows or by financing.

We have no other material commitments for capital expenditures as of June 30, 2017. However, we will continue to purchase vehicles for our lease and rental division and authorize capital expenditures for improvement and expansion of our existing dealership facilities and construction or purchase of new facilities based on market opportunities.

Cash Flows

Cash and cash equivalents increased by $41.8 million during the six months ended June 30, 2017, and increased by $27.8 million during the six months ended June 30, 2016. The major components of these changes are discussed below.

Cash Flows from Operating Activities

Cash flows from operating activities include net income adjusted for non-cash items and the effects of changes in working capital. During the first six months of 2017, operating activities resulted in net cash provided by operations of $130.7 million. Net cash provided by operating activities primarily consisted of $36.5 million in net income, as well as non-cash adjustments related to depreciation and amortization of $77.7 million and stock-based compensation of $8.7 million. Cash provided by operating activities included an aggregate of $5.3 million net change in operating assets and liabilities. Included in the net change in operating assets and liabilities were cash inflows of $7.1 million from the decrease in accounts receivable, $19.5 million from increases in accounts payable and accrued liabilities, $11.3 million from an increase in customer deposits and $21.0 million from the net increase in floor plan, trade which were offset by cash outflows of $52.4 million from increases in inventory. The majority of commercial vehicle inventory is financed through our floor plan credit agreements.

During the first six months of 2016, operating activities resulted in net cash provided by operations of $223.0 million. Net cash provided by operating activities primarily consisted of $13.2 million in net income, as well as non-cash adjustments related to depreciation and amortization of $78.5 million, impairment of assets of $8.2 million, and stock-based compensation, including tax benefit, of $7.8 million. Cash provided by operating activities included an aggregate of $115.1 million net change in operating assets and liabilities. Included in the net change in operating assets and liabilities were cash inflows of $27.6 million from the decrease in accounts receivable, $58.0 million from decreases in inventory, $21.8 million from the decrease in other assets, net and $11.0 million from the net increase in floor plan, trade, which were offset by cash outflows of $2.2 million from decreases in accounts payable and accrued liabilities, and $1.2 million from a decrease in customer deposits. The majority of commercial vehicle inventory is financed through our floor plan credit agreements.

In June 2012, we entered into a wholesale financing agreement with Ford Motor Credit Company that provides for the financing of, and is collateralized by, our Ford new vehicle inventory. This wholesale financing agreement bears interest at a rate of Prime plus 150 basis points minus certain incentives and rebates; however, the prime rate is defined to be a minimum of 3.75%. As of June 30, 2017, the interest rate on the wholesale financing agreement was 5.25% before considering any applicable incentives. As of June 30, 2017, we had an outstanding balance of $83.4 million under the Ford Motor Credit Company wholesale financing agreement.

Cash Flows from Investing Activities

During the first six months of 2017, cash used in investing activities was $71.2 million. Cash flows used in investing activities consists primarily of cash used for capital expenditures. Capital expenditures totalled $79.6 million during the first six months of 2017 and consisted primarily of purchases of property and equipment and improvements to our existing dealership facilities. Property and equipment purchases during the first six months of 2017 included $56.2 million for additional units for the rental and leasing operations, which were directly offset by borrowings of long-term debt. We expect to purchase or lease trucks worth approximately $150.0 million to $175.0 million for our rental and leasing operations in 2017, depending on customer demand, all of which will be financed. During 2017, we expect to make capital expenditures for recurring items such as computers, shop equipment and vehicles of $20.0 million to $25.0 million.

During the first six months of 2016, cash used in investing activities was $115.7 million. Capital expenditures totalled $115.3 million during the first six months of 2016 and consisted primarily of purchases of property and equipment and improvements to our existing dealership facilities. Property and equipment purchases during the first six months of 2016 included $71.9 million for additional units for the rental and leasing operations, which were directly offset by borrowings of long-term debt.

Cash Flows from Financing Activities

Cash flows from financing activities include borrowings and repayments of long-term debt and net proceeds of floor plan notes payable, non-trade. During the first six months of 2017, we used $17.8 million in net cash from financing activities, primarily related to $81.0 million used for principal repayments of long-term debt and capital lease obligations and $24.4 million used for repurchase of common stock. These cash outflows were partially offset by $24.2 million from net draws on floor plan notes payable, non-trade, borrowings of $51.1 million of long-term debt, and $12.8 million from the issuance of shares related to equity compensation plans. The borrowings of long-term debt were primarily related to purchasing units for the rental and leasing operations.

During the first six months of 2016, we used $79.4 million in net cash from financing activities, primarily related to $35.7 million from net payments on floor plan notes payable, non-trade, $93.4 million used for principal repayments of long-term debt and capital lease obligations and $20.3 million used for repurchase of common stock. These cash outflows were partially offset by borrowings of $68.5 million of long-term debt, and $2.4 million from the issuance of shares related to equity compensation plans. The borrowings of long-term debt were primarily related to purchasing units for the rental and leasing operations.

Most of our commercial vehicle purchases are made on terms requiring payment to the manufacturer within 15 days or less from the date the commercial vehicles are invoiced from the factory. During the first quarter of 2017, we financed the majority of all new commercial vehicle inventory and the loan value of our used commercial vehicle inventory under the Floor Plan Credit Agreement. The Floor Plan Credit Agreement includes an aggregate loan commitment of $875.0 million. Borrowings under the Floor Plan Credit Agreement bear interest at an annual rate equal to (A) the greater of (i) zero and (ii) three month LIBOR rate, determined on the last day of the prior month, plus (B) 1.51% and are payable monthly. In addition, we are required to pay a monthly working capital fee equal to 0.16% per annum multiplied by the amount of voluntary prepayments of new and used inventory loans. Loans under the Floor Plan Credit Agreement for the purchase of used inventory are limited to $150.0 million. We may terminate the Floor Plan Credit Agreement at any time, although if we do so we must pay a prepayment processing fee equal to: (i) 2.0% of the aggregate revolving loan commitments if such termination occurs on or before January 1, 2018; (ii) 1.0% of the aggregate revolving loan commitments if such termination occurs after January 1, 2018 and on or prior to July 1, 2018; and (iii) $500,000 if such termination occurs after July 1, 2018 and prior to June 30, 2019, subject to specified limited exceptions. On June 30, 2017, we had approximately $545.9 million outstanding under the Floor Plan Credit Agreement. The average daily outstanding borrowings under the Floor Plan Credit Agreement were $519.2 million during the three months ended June 30, 2017. Periodically, we utilize our excess cash on hand to pay down our outstanding borrowings under the Floor Plan Credit Agreement, and the resulting interest earned is recognized as an offset to our gross interest expense under the Floor Plan Credit Agreement.

Navistar Financial Corporation and Peterbilt offer trade terms that provide an interest-free inventory stocking period for certain new commercial vehicles.  If the commercial vehicle is not sold within the interest-free period, we then finance the commercial vehicle under the Floor Plan Credit Agreement.

Backlog

On June 30, 2017, our backlog of commercial vehicle orders was approximately $1,127.5 million, as compared to a backlog of commercial vehicle orders of approximately $878.7 million on June 30, 2016. Our backlog is determined quarterly by multiplying the number of new commercial vehicles for each particular type of commercial vehicle ordered by a customer at our Rush Truck Centers by the recent average selling price for that type of commercial vehicle. We include only confirmed orders in our backlog. However, such orders are subject to cancellation. In the event of order cancellation, we have no contractual right to the total revenues reflected in our backlog. The delivery time for a custom-ordered commercial vehicle varies depending on the truck specifications and demand for the particular model ordered. We sell the majority of our new heavy-duty commercial vehicles by customer special order and we sell the majority of our medium- and light-duty commercial vehicles out of inventory. Orders from a number of our major fleet customers are included in our backlog as of June 30, 2017 and we expect to fill the majority of our backlog orders during 2017.

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

Cyclicality

Our business is dependent on a number of factors relating to general economic conditions, including fuel prices, interest rate fluctuations, credit availability, economic recessions, environmental and other government regulations and customer business cycles. Unit sales of new commercial vehicles have historically been subject to substantial cyclical variation based on these general economic conditions. According to data published by A.C.T. Research, in recent years, total U.S. retail sales of new Class 8 commercial vehicles have ranged from a low of approximately 97,000 in 2009, to a high of approximately 291,000 in 2006. Through geographic expansion, concentration on higher margin Aftermarket Products and Services and diversification of our customer base, we have attempted to reduce the negative impact of adverse general economic conditions or cyclical trends affecting the Class 8 commercial vehicle industry on our earnings.

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

Environmental Standards and Other Governmental Regulations

We are subject to a wide range of federal, state and local environmental laws and regulations, including those governing discharges into the air and water; the operation and removal of underground and aboveground storage tanks; the use, handling, storage and disposal of hazardous substances, petroleum and other materials; and the investigation and remediation of environmental impacts. As with commercial vehicle dealerships generally, and Aftermarket Products and Services operations in particular, our business involves the generation, use, storage, handling and contracting for recycling or disposal of hazardous materials or wastes and other environmentally sensitive materials. We have incurred, and will continue to incur, capital and operating expenditures and other costs in complying with such laws and regulations.

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

We are exposed to some market risk through interest rates related to our floor plan financing agreements, the Working Capital Facility, variable rate real estate debt and discount rates related to finance sales. The majority of floor plan debt and variable rate real estate debt is based on LIBOR. As of June 30, 2017, we had floor plan borrowings and variable interest rate real estate debt of approximately $794.3 million. Assuming an increase or decrease in LIBOR of 100 basis points, annual interest expense could correspondingly increase or decrease by approximately $7.9 million.

In the past, we invested in interest-bearing short-term investments consisting of investment-grade auction rate securities classified as available-for-sale. Auctions for investment grade securities held by us have failed. The auction rate securities continue to pay interest in accordance with the terms of the underlying security; however, liquidity will be limited until there is a successful auction or until such time as other markets for these investments develop. As of June 30, 2017, we hold auction rate securities, with underlying tax-exempt municipal bonds that mature in 2030, that have a fair value of $6.4 million. Given the current market conditions in the auction rate securities market, if we determine that the fair value of these securities temporarily decreases by an additional 10%, our equity could correspondingly decrease by approximately $640,000. If it is determined that the fair value of these securities is other-than-temporarily impaired by 10%, we could record a loss on our Consolidated Statements of Income and Comprehensive Income of approximately $640,000. For further discussion of the risks related to our auction rate securities, see Note 6 – Financial Instruments and Fair Value of the Notes to Consolidated Financial Statements.

ITEM 4. Controls and Procedures.

The Company, under the supervision and with the participation of management, including the Company’s principal executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the principal executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2017 to ensure that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) is accumulated and communicated to Company management, including the principal executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting that occurred during the three months ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Company did not make any unregistered sales of equity securities during the second quarter of 2017.

A summary of the Company’s stock repurchase activity for the second quarter of 2017 is as follows:

Period			Total Number of Shares Purchased (1)(2)(3)	Average Price Paid Per Share (1)		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (3)
April 1	–	April 30, 2017	202,536	$31.19	(4)	202,536	$22,638,088
May 1	–	May 31, 2017	180,919	33.50	(5)	383,455	16,572,600
June 1	–	June 30, 2017	178,889	34.96	(6)	562,344	10,312,796
Total			562,344			562,344	10,312,796

 ______________

(1)	The calculation of the average price paid per share does not give effect to any fees, commissions or other costs associated with the repurchase of such shares.
(2)	The shares represent Class B Common Stock repurchased by the Company.
(3)

The Company repurchased shares under a stock repurchase program announced on November 30, 2016, which authorized the repurchase of up to $40.0 million of its shares of Class A Common Stock and/or Class B Common Stock and will expire on November 30, 2017.

(4)	Represents 202,536 shares of Class B Common Stock at an average price paid per share of $31.19.
(5)	Represents 180,919 shares of Class B Common Stock at an average price paid per share of $33.50.
(6)	Represents 178,889 shares of Class B Common Stock at an average price paid per share of $34.96.

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

10.1

Rush Enterprises, Inc. Amended and Restated 2007 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 000-20797) filed May 22, 2017)

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

RUSH ENTERPRISES, INC.

Date: August 9, 2017	By:	/S/ W.M. “RUSTY” RUSH
W.M. “Rusty” Rush
President, Chief Executive Officer and
Chairman of the Board
(Principal Executive Officer)

Date: August 9, 2017	By:	/S/ STEVEN L. KELLER
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

10.1

Rush Enterprises, Inc. Amended and Restated 2007 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 000-20797) filed May 22, 2017)

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