Form 10-Q
period 2017-09-30
RUSH ENTERPRISES INC \TX\
filed 2017-11-09
CIK 1012019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

(X)     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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
Emerging growth company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ]                   No [X]

Indicated below is the number of shares outstanding of each of the issuer’s classes of common stock, as of November 1, 2017.

Title of Class	Number of Shares Outstanding
Class A Common Stock, $.01 Par Value	31,259,965
Class B Common Stock, $.01 Par Value	8,575,658

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Shares)

	September 30,	December 31,
	2017	2016
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$127,915	$82,026
Accounts receivable, net	153,526	156,199
Note receivable affiliate	14,320	10,166
Inventories, net	960,962	840,304
Prepaid expenses and other	7,330	8,798
Assets held for sale	10,319	13,955
Total current assets	1,274,372	1,111,448
Investments	6,375	6,231
Property and equipment, net	1,133,309	1,135,805
Goodwill, net	290,191	290,191
Other assets, net	54,743	59,372
Total assets	$2,758,990	$2,603,047

Liabilities and shareholders’ equity
Current liabilities:
Floor plan notes payable	$706,995	$646,945
Current maturities of long-term debt	142,675	130,717
Current maturities of capital lease obligations	15,314	14,449
Liabilities directly associated with assets held for sale	–	783
Trade accounts payable	111,100	97,844
Customer deposits	22,976	18,418
Accrued expenses	95,022	83,974
Total current liabilities	1,094,082	993,130
Long-term debt, net of current maturities	450,121	472,503
Capital lease obligations, net of current maturities	64,972	70,044
Other long-term liabilities	9,575	7,214
Deferred income taxes, net	206,123	197,331
Shareholders’ equity:
Preferred stock, par value $.01 per share; 1,000,000 shares authorized; 0 shares outstanding in 2017 and 2016	–	–
Common stock, par value $.01 per share; 60,000,000 Class A shares and 20,000,000 Class B shares authorized; 31,183,787 Class A shares and 8,606,623 Class B shares outstanding in 2017; and 30,007,088 Class A shares and 9,245,447 Class B shares outstanding in 2016	452	438
Additional paid-in capital	341,245	309,127
Treasury stock, at cost: 934,171 class A shares and 4,487,985 class B shares in 2017 and 934,171 class A shares and 3,650,491 class B shares in 2016	(114,270)	(86,882)
Retained earnings	706,690	640,428
Accumulated other comprehensive loss, net of tax	–	(286)
Total shareholders’ equity	934,117	862,825
Total liabilities and shareholders’ equity	$2,758,990	$2,603,047

The accompanying notes are an integral part of these consolidated financial statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(In Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Revenues:
New and used commercial vehicle sales	$819,028	$698,838	$2,230,969	$2,004,236
Aftermarket products and services sales	375,835	336,459	1,092,540	1,007,063
Lease and rental	54,630	52,452	158,922	155,491
Finance and insurance	4,771	4,870	13,092	14,206
Other	3,195	3,422	10,256	12,347
Total revenue	1,257,459	1,096,041	3,505,779	3,193,343
Cost of products sold:
New and used commercial vehicle sales	754,762	653,992	2,061,135	1,868,983
Aftermarket products and services sales	237,452	214,916	693,910	642,678
Lease and rental	45,197	45,817	133,707	136,618
Total cost of products sold	1,037,411	914,725	2,888,752	2,648,279
Gross profit	220,048	181,316	617,027	545,064
Selling, general and administrative expense	159,281	142,280	469,037	450,812
Depreciation and amortization expense	12,438	13,014	37,374	38,482
Gain on sale of assets	107	1,566	76	1,571
Operating income	48,436	27,588	110,692	57,341
Interest expense, net	3,101	3,285	8,716	11,287
Income before taxes	45,335	24,303	101,976	46,054
Provision for income taxes	15,551	9,423	35,714	17,962
Net income	$29,784	$14,880	$66,262	$28,092

Earnings per common share:
Basic	$.75	$.38	$1.68	$.70
Diluted	$.72	$.37	$1.62	$.69

Weighted average shares outstanding:
Basic	39,825	39,617	39,560	40,138
Diluted	41,146	40,274	40,830	40,698

Comprehensive income	$29,784	$14,889	$66,548	$28,111

The accompanying notes are an integral part of these consolidated financial statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2017	2016
Cash flows from operating activities:
Net income	$66,262	$28,092
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	117,054	118,149
Gain on sale of property and equipment	(76)	(1,571)
Loss on impairment of assets	−	8,247
Stock-based compensation expense related to stock options and employee stock purchases	12,036	9,426
Deferred income tax expense	8,609	3,355
Excess tax expense from stock-based compensation	−	808
Change in accounts receivable, net	(1,481)	8,560
Change in inventories, net	(87,799)	199,228
Change in prepaid expenses and other, net	1,156	24,163
Change in trade accounts payable	12,469	(10,298)
Draws (payments) on floor plan notes payable – trade, net	26,439	(623)
Change in customer deposits	4,558	(6,560)
Change in accrued expenses	11,048	5,783
Net cash provided by operating activities	170,275	386,759
Cash flows from investing activities:
Acquisition of property and equipment	(138,756)	(159,546)
Proceeds from the sale of property and equipment	3,905	9,427
Business acquisitions	−	(681)
Proceeds from the sale of available for sale securities	325	450
Change in other assets	4,831	(4,520)
Net cash used in investing activities	(129,695)	(154,870)
Cash flows from financing activities:
Draws (payments) on floor plan notes payable – non-trade, net	33,611	(142,229)
Proceeds from long-term debt	97,319	103,248
Principal payments on long-term debt	(108,526)	(122,619)
Principal payments on capital lease obligations	(9,280)	(14,174)
Proceeds from issuance of shares relating to employee stock options and employee stock purchases	20,096	4,826
Excess tax expense from stock-based compensation	−	(808)
Common stock repurchased	(27,388)	(33,282)
Debt issuance costs	(523)	−
Net cash provided by (used in) financing activities	5,309	(205,038)
Net increase in cash and cash equivalents	45,889	26,851
Cash and cash equivalents, beginning of period	82,026	64,847
Cash and cash equivalents, end of period	$127,915	$91,698
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$24,952	$29,172
Income taxes, net of refunds	$30,487	$(12,993)
Noncash investing activities:
Assets acquired under capital leases	$8,243	$16,797

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

2 –Other Assets

The total capitalized costs of the Company’s SAP enterprise software and SAP dealership management system of $30.5 million, including capitalized interest, are recorded on the Consolidated Balance Sheet in Other Assets, net of accumulated amortization of $19.1 million, at September 30, 2017. The SAP software is being amortized over a period of 15 years.

Amortization expense relating to the SAP software, which is recognized in depreciation and amortization expense in the Consolidated Statement of Income and Comprehensive Income, was $0.9 million for the three months ended September 30, 2017 and $0.9 million for the three months ended September 30, 2016; it was $2.6 million for the nine months ended September 30, 2017 and $2.5 million for the nine months ended September 30, 2016. The Company currently estimates that amortization expense relating to the SAP software will be approximately $3.4 million for each of the next five years.

The Company’s only significant identifiable intangible assets, other than goodwill, are rights under franchise agreements with manufacturers. The fair value of the franchise right is determined at the acquisition date by discounting the projected cash flows specific to each acquisition. The carrying value of the Company’s manufacturer franchise rights was $7.0 million at both September 30, 2017 and December 31, 2016, and is included in Other Assets on the accompanying consolidated balance sheets. The Company has determined that manufacturer franchise rights have an indefinite life as there are no economic or other factors that limit their useful lives and they are expected to generate cash flows indefinitely due to the historically long lives of the manufacturers’ brand names. Furthermore, to the extent that any agreements evidencing manufacturer franchise rights have expiration dates, the Company expects that it will be able to renew those agreements in the ordinary course of business. Accordingly, the Company does not amortize manufacturer franchise rights.

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

4 – Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share information):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Numerator:
Numerator for basic and diluted earnings per share – Net income available to common shareholders	$29,784	$14,880	$66,262	$28,092
Denominator:
Denominator for basic earnings per share – weighted average shares outstanding	39,825	39,617	39,560	40,138
Effect of dilutive securities– Employee and director stock options and restricted share awards	1,321	657	1,270	560
Denominator for diluted earnings per share – adjusted weighted average shares outstanding and assumed conversions	41,146	40,274	40,830	40,698
Basic earnings per common share	$.75	$.38	$1.68	$.70
Diluted earnings per common share and common share equivalents	$.72	$.37	$1.62	$.69

Options to purchase shares of common stock that were outstanding for the three months and nine months ended September 30, 2017 and 2016 that were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Weighted average anti-dilutive options	406	2,287	599	2,444

5 – Stock Options and Restricted Stock Awards

Valuation and Expense Information

The Company accounts for stock-based compensation in accordance with Accounting Standards Codification (“ASC”) 718-10, “Compensation – Stock Compensation,” which requires the measurement and recognition of compensation expense for all share-based payment awards made to our employees and directors, including employee stock options, restricted stock unit awards and employee stock purchases related to the Company’s employee stock purchase plan based on estimated fair values. The Company adopted Accounting Standards Update (“ASU”) No. 2016-09, “Compensation – Stock Compensation (Topic 718) on January 1, 2017. The Company recorded excess tax benefits of $1.9 million in the three months ended September 30, 2017 and $3.9 million in the nine months ended September 30, 2017, which was recorded in the Consolidated Statements of Income and Comprehensive Income.

Stock-based compensation expense, calculated using the Black-Scholes option-pricing model for employee stock options, and included in selling, general and administrative expense, was $3.4 million for the three months ended September 30, 2017, and $2.7 million for the three months ended September 30, 2016. Stock-based compensation expense for the nine months ended September 30, 2017, was $12.0 million and for the nine months ended September 30, 2016, was $9.4 million. As of September 30, 2017, the Company had $9.0 million of unrecognized compensation expense related to non-vested employee stock options to be recognized over a weighted-average period of 3.0 years and $7.6 million of unrecognized compensation cost related to non-vested restricted stock units to be recognized over a weighted-average period of 1.7 years.

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

Financial instruments consist primarily of cash, accounts receivable, accounts payable and floor plan notes payable. The carrying values of the Company’s financial instruments approximate fair value due either to their short-term nature or existence of variable interest rates, which approximate market rates. Certain methods and assumptions were used by the Company in estimating the fair value of financial instruments at September 30, 2017, and December 31, 2016. The carrying value of current assets and current liabilities approximates the fair value due to the short maturity of these items.

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

As of September 30, 2017, the Company held auction rate securities with underlying tax-exempt municipal bonds that mature in 2030 and have a fair value and a cost basis of $6.4 million. As of December 31, 2016, the tax-exempt municipal bonds had a fair value of $6.2 million and a cost basis of $6.7 million. The issuer redeemed $150,000 of the auction rate securities during 2014, $275,000 during 2015, $450,000 during 2016 and $325,000 during the second quarter of 2017. These bonds have credit wrap insurance and a credit rating of A by a major credit rating agency.

The Company valued the auction rate securities at September 30, 2017, using a discounted cash flow model based on the characteristics of the individual securities, which the Company believes yields the best estimate of fair value. The first step in the valuation included a credit analysis of the security which considered various factors, including the credit quality of the issuer, the instrument’s position within the capital structure of the issuing authority and the composition of the authority’s assets, including the effect of insurance and/or government guarantees. Next, the future cash flows of the instruments were projected based on certain assumptions regarding the auction rate market significant to the valuation, including that the auction rate market will remain illiquid and auctions will continue to fail, causing the interest rate to be the maximum applicable rate. This assumption resulted in a discounted cash flow analysis being performed through 2019, the point at which the Company estimates the securities will be redeemed by the municipality. The projected cash flows were then discounted using the applicable yield curve plus a 225 basis point liquidity premium added to the applicable discount rate.

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

The table below presents disclosures about the auction rate securities measured at fair value on a recurring basis in the Company’s financial statements as follows (in thousands):

	At September 30, 2017			At December 31, 2016
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Investment in auction rate securities	$-	$-	$6,375	$-	$-	$6,231

	Cost Basis Amount	Gross Unrealized Loss In Accumulated OCI	Fair Value
September 30, 2017
Investment in auction rate securities	$6,375	˗	$6,375

December 31, 2016
Investment in auction rate securities	$6,700	$469	$6,231

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

During 2016, the Company sold four properties with a fair value of $6.1 million. During the first quarter of 2017, the Company sold one property with a fair value of $1.0 million and during the second quarter of 2017, the Company sold two properties with a collective fair value of $1.2 million. During the third quarter of 2017, the Company made the decision to put one of the properties previously classified as “held for sale” with a fair value of $1.4 million back into service. The Company is actively marketing the remaining real estate held for sale.

The following table presents long-lived assets measured and recorded at fair value on a nonrecurring basis (in thousands):

Description	Fair Value Measurements Using Significant Unobservable Inputs September 30, 2017	Loss during the Three Months Ended September 30, 2017		Loss during the Three Months Ended September 30, 2016		Loss during the Nine Months Ended September 30, 2017		Loss during the Nine Months Ended September 30, 2016
Long-lived assets held for sale	$10,319	$	−	$	−	$	−	$(7,481)

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

The following table contains summarized information about reportable segment revenue, segment income or loss from continuing operations and segment assets for the periods ended September 30, 2017, and 2016 (in thousands):

	Truck Segment	All Other	Totals

As of and for the three months ended September 30, 2017

Revenues from external customers	$1,253,429	$4,030	$1,257,459
Segment income (loss) before taxes	45,590	(255)	45,335
Segment assets	2,721,463	37,527	2,758,990

For the nine months ended September 30, 2017

Revenues from external customers	$3,493,984	$11,795	$3,505,779
Segment income (loss) before taxes	102,599	(623)	101,976

As of and for the three months ended September 30, 2016

Revenues from external customers	$1,092,005	$4,036	$1,096,041
Segment income (loss) before taxes	24,505	(202)	24,303
Segment assets	2,662,872	32,623	2,695,495

For the nine months ended September 30, 2016

Revenues from external customers	$3,181,842	$11,501	$3,193,343
Segment income (loss) before taxes	46,740	(686)	46,054

8 – Income Taxes

The Company had unrecognized income tax benefits totaling $2.4 million as a component of accrued liabilities at September 30, 2017 and December 31, 2016, the total of which, if recognized, would impact the Company’s effective tax rate. An unfavorable settlement may require a charge to income tax expense and a favorable resolution would be recognized as a reduction to income tax expense. The Company recognizes interest accrued related to unrecognized tax benefits in income tax expense. No amounts were accrued for penalties. The Company had approximately $145,000 accrued for the payment of interest at September 30, 2017 and December 31, 2016.

The Company does not anticipate a significant change in the amount of unrecognized tax benefits in the next 12 months. As of September 30, 2017, the tax years ended December 31, 2013 through 2016, remain subject to audit by federal tax authorities and the tax years ended December 31, 2012 through 2016, remain subject to audit by state tax authorities.

In March 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-09, “Compensation – Stock Compensation (Topic 718),” which changed the accounting for certain aspects of share-based payments to employees. The Company adopted the new standard on January 1, 2017. The new guidance requires excess tax benefits and tax deficiencies to be recognized as income tax benefit or expense in the income statement and presented as an operating activity in the statement of cash flows when the awards are vested or are settled. The Company recorded excess tax benefits of $1.9 million for the three months ended September 30, 2017, and $3.9 million for the nine months ended September 30, 2017, which was recorded as a reduction to income tax expense in the Consolidated Statement of Income and Comprehensive Income.

9 – Accumulated Other Comprehensive Income (Loss)

The following tables show the components of accumulated other comprehensive loss, net of tax (in thousands):

	Available for Sale Securities
Balance at December 31, 2016		$(286)
Change in fair value		286
Balance at September 30, 2017	$	−

Available for Sale Securities
Balance at December 31, 2015	$(305)
Change in fair value	19
Balance at September 30, 2016	$(286)

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

During 2016, the Company sold four of the properties previously classified as held for sale with a fair value of $6.1 million. During the first quarter of 2017, the Company sold one of the properties with a fair value of $1.0 million and during the second quarter of 2017, the Company sold two of the properties with a collective fair value of $1.2 million. During the third quarter of 2017, the Company made the decision to put one of the properties previously classified as “held for sale” with a fair value of $1.4 million back into service. As of September 30, 2017, the remaining real estate associated with the restructuring activities is included in assets held for sale on the Consolidated Balance Sheets.

11 – New Accounting Pronouncements

In March 2016, the FASB issued ASU No. 2016-09, which changed the accounting for certain aspects of share-based payments to employees. The Company adopted the new standard on January 1, 2017. The new guidance requires excess tax benefits and tax deficiencies to be recorded in the income statement when the awards vest or are settled. The Company recorded excess tax benefits of $1.9 million in the three months ended September 30, 2017 and $3.9 million in the nine months ended September 30, 2017, which was recorded in the Consolidated Statements of Income and Comprehensive Income. In addition, cash flows related to excess tax benefits will no longer be separately classified as a financing activity apart from other income tax cash flows. The standard also allows the Company to repurchase more of an employee’s shares for tax withholding purposes without triggering liability accounting, clarifies that all cash payments made on an employee’s behalf for withheld shares should be presented as a financing activity on its cash flows statement, and provides an accounting policy election to account for forfeitures as they occur. The Company did not elect to make an accounting policy change to recognize forfeitures as they occur and will continue to estimate forfeitures. The Company adopted the amendments related to ASU 2016-09 prospectively and prior periods have not been adjusted.

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

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” which amended the accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled to when products are transferred to customers. ASU 2014-09 will be effective for the Company beginning in its first quarter of 2018, and early adoption is permitted. The ASU provides two transition methods: (i) retrospectively to each prior reporting period presented; or (ii) modified retrospectively with the cumulative effect of initially applying this ASU recognized at the date of initial application.

In 2016, the Company established a cross-functional team with representatives from its major revenue streams to review its current accounting policies and practices, assess the effect of the standard on our revenue contracts and identify potential differences. The Company’s internal implementation team has substantially completed its initial review of the likely impacts that the application of the amendments in this ASU will have on its consolidated financial statements. The Company’s revenues are primarily generated from the sale of finished products to customers. Those sales predominantly contain a single delivery element and revenue for such sales is recognized when the customer obtains control. The team has initially identified the Company’s material revenue streams to be the sale of new and used commercial vehicles; arrangement of associated commercial vehicle financing and insurance contracts; the performance of commercial vehicle repair services; and the sale of commercial vehicle parts. The Company’s implementation team is in the preliminary stages of evaluating the additional disclosure requirements of the ASU, as well as the change, if any, to the Company’s underlying accounting and financial reporting systems and processes necessary to support the recognition and disclosure requirements. The Company expects to identify and implement the necessary changes, if any, during 2017. At this time, based on this review, the Company does not expect the adoption to materially impact its consolidated financial statements. The Company will adopt ASU 2014-09 on January 1, 2018 and will use the modified retrospective method.

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

General

Rush Enterprises, Inc. was incorporated in Texas in 1965 and consists of one reportable segment, the Truck Segment, and conducts business through its subsidiaries. Our principal offices are located at 555 IH 35 South, Suite 500, New Braunfels, Texas 78130.

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

Results of Operations

The following discussion and analysis includes our historical results of operations for the three months and nine months ended September 30, 2017 and 2016.

The following table sets forth for the periods indicated certain financial data as a percentage of total revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue
New and used commercial vehicle sales	65.1%	63.8%	63.6%	62.8%
Aftermarket products and services sales	29.9	30.7	31.2	31.5
Lease and rental sales	4.3	4.8	4.5	4.9
Finance and insurance	0.4	0.4	0.4	0.4
Other	0.3	0.3	0.3	0.4
Total revenues	100.0	100.0	100.0	100.0
Cost of products sold	82.5	83.5	82.4	82.9
Gross profit	17.5	16.5	17.6	17.1
Selling, general and administrative	12.6	13.0	13.4	14.1
Depreciation and amortization	1.0	1.2	1.0	1.2
Gain on sale of assets	0.0	0.1	0.0	0.0
Operating income	3.9	2.4	3.2	1.8
Interest expense, net	0.3	0.3	0.3	0.4
Income before income taxes	3.6	2.1	2.9	1.4
Provision for income taxes	1.2	0.9	1.0	0.6
Net income	2.4%	1.2%	1.9%	0.8%

The following table sets forth for the periods indicated the percent of gross profit by revenue source:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Gross Profit:
New and used commercial vehicle sales	29.2%	24.7%	27.5%	24.8%
Aftermarket products and services sales	62.9	67.0	64.6	66.9
Lease and rental	4.3	3.7	4.1	3.4
Finance and insurance	2.2	2.7	2.1	2.6
Other	1.4	1.9	1.7	2.3
Total gross profit	100.0%	100.0%	100.0%	100.0%

The following table sets forth the unit sales and revenues for new heavy-duty, new medium-duty, new light-duty and used commercial vehicles and our absorption ratio (revenue in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	% Change	2017	2016	% Change
Vehicle unit sales:
New heavy-duty vehicles	3,647	3,024	20.6%	9,705	8,295	17.0%
New medium-duty vehicles	2,828	2,469	14.5%	8,454	8,554	-1.2%
New light-duty vehicles	447	523	-14.5%	1,267	1,296	-2.2%
Total new vehicle unit sales	6,922	6,016	15.1%	19,426	18,145	7.1%
Used vehicles	1,743	1,795	-2.9%	5,197	5,280	-1.6%

Vehicle revenues:
New heavy-duty vehicles	$515.1	$411.2	25.3%	$1,344.9	$1,108.4	21.3%
New medium-duty vehicles	210.7	187.2	12.6%	613.2	611.5	0.3%
New light-duty vehicles	16.3	20.4	-20.1%	48.1	49.1	-2.0%
Total new vehicle revenue	$742.1	$618.8	19.9%	$2,006.2	$1,769.0	13.4%
Used vehicle revenue	$73.7	$74.6	-1.2%	$214.7	$220.7	-2.7%

Other vehicle revenues:(1)	$3.2	$5.4	-40.7%	$10.1	$14.5	-30.3%

Absorption ratio:	120.9%	112.6%	7.4%	118.8%	109.7%	8.3%

(1) Includes sales of truck bodies, trailers and other new equipment.

Key Performance Indicator

Absorption Ratio

Management uses several performance metrics to evaluate the performance of our commercial vehicle dealerships and considers Rush Truck Centers’ “absorption ratio” to be of critical importance. Absorption ratio is calculated by dividing the gross profit from the parts, service and body shop (collectively, “Aftermarket Products and Services”) departments by the overhead expenses of all of a dealership’s departments, except for the selling expenses of the new and used commercial vehicle departments and carrying costs of new and used commercial vehicle inventory. When 100% absorption is achieved, all of the gross profit from the sale of a commercial vehicle, after sales commissions and inventory carrying costs, directly impacts operating profit. In 1999, our commercial vehicle dealerships’ absorption ratio was approximately 80%. Since 1999, we have made a concerted effort to increase our absorption ratio. Our commercial vehicle dealerships achieved a 120.9% absorption ratio for the third quarter of 2017 compared to a 112.6% absorption ratio for the third quarter of 2016.

Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016

The growth in Aftermarket Products and Services revenues in the third quarter was primarily the result of strong general economic conditions and our successful execution of certain strategic initiatives. We expect Aftermarket Products and Services revenues to remain solid during the remainder of 2017, despite the seasonal decline we typically experience during the fourth quarter of the year. We remain focused on our long-term plans and strategic initiatives, which include expanding our all-makes parts and service business.

Class 8 new truck sales were strong during the third quarter of 2017 primarily due to increased activity from customers in the energy industry. Additionally, commercial vehicle sales activity remains solid in construction, refuse, over-the-road freight and the majority of the other industries we support around the country. Used commercial vehicle inventory valuations have stabilized, and we believe that our used commercial vehicle inventory is priced appropriately to support market dynamics and new commercial vehicle sales. We believe our Class 8 and medium-duty new commercial vehicle sales will remain strong in the fourth quarter and into 2018.

Revenues

Total revenues increased $161.4 million, or 14.7%, in the third quarter of 2017, compared to the third quarter of 2016.

Our Aftermarket Products and Services revenues increased $39.4 million, or 11.7%, in the third quarter of 2017, compared to the third quarter of 2016, primarily as a result of the factors described above. We expect our Aftermarket Products and Services revenues to remain strong in the fourth quarter of 2017.

Revenues from sales of new and used commercial vehicles increased $120.2 million, or 17.2%, in the third quarter of 2017, compared to the third quarter of 2016, primarily as a result of the factors described above.

We sold 3,647 heavy-duty trucks in the third quarter of 2017, a 20.6% increase compared to 3,024 heavy-duty trucks sold in the third quarter of 2016. According to A.C.T. Research Co., LLC (“A.C.T. Research”), a commercial vehicle industry data and forecasting service provider, the U.S. Class 8 truck market increased 11.2% in the third quarter of 2017 compared to the third quarter of 2016. A.C.T. Research currently forecasts U.S. retail sales of Class 8 trucks of approximately 190,000 units in 2017, 218,000 units in 2018, and 226,000 units in 2019, compared to approximately 197,000 units in 2016. Our share of the U.S. Class 8 truck sales market was approximately 5.5% in 2016. We expect our U.S. Class 8 truck sales market share to range between 6.5% and 7.0% in 2017. This market share percentage would result in the sale of approximately 12,400 to 13,300 Class 8 trucks in 2017 based on A.C.T. Research’s current U.S. retail sales estimate of 190,000 units.

We sold 2,828 medium-duty commercial vehicles, including 466 buses, in the third quarter of 2017, a 14.5% increase compared to 2,469 medium-duty commercial vehicles, including 416 buses, in the third quarter of 2016. A.C.T. Research estimates that unit sales of Class 4 through 7 commercial vehicles in the U.S. increased approximately 9.0% in the third quarter of 2017, compared to the third quarter of 2016. A.C.T. Research currently forecasts U.S. retail sales of Class 4 through 7 commercial vehicles of approximately 238,500 units in 2017, 242,000 units in 2018, and 249,000 in 2019. In 2016, we achieved a 4.9% share of the U.S. Class 4 through 7 commercial vehicle market. We expect our market share to range between 4.5% and 5.0% of the U.S. Class 4 through 7 commercial vehicle sales in 2017. This market share percentage would result in the sale of approximately 10,700 to 11,900 of Class 4 through 7 commercial vehicles in 2017 based on A.C.T. Research’s current U.S. retail sales estimates of 238,500 units.

We sold 447 light-duty vehicles in the third quarter of 2017, a 14.5% decrease compared to 523 light-duty vehicles sold in the third quarter of 2016. We expect to sell approximately 1,700 light-duty vehicles in 2017.

We sold 1,743 used commercial vehicles in the third quarter of 2017, a 2.9% decrease compared to 1,795 used commercial vehicles in the third quarter of 2016. We expect to sell approximately 6,200 to 7,000 used commercial vehicles in 2017.

Commercial vehicle lease and rental revenues increased $2.2 million, or 4.2%, in the third quarter of 2017, compared to the third quarter of 2016. We expect lease and rental revenues to increase between 3.0% and 6.0% during 2017, compared to 2016.

Finance and insurance revenues decreased 2.0% in the third quarter of 2017, compared to the third quarter of 2016. Traditionally, finance and insurance revenues fluctuate proportionately with our new and used commercial vehicle sales. However, in 2017 a significant portion of our sales have been to large fleet customers who do not finance trucks through us or our network of lenders. Finance and insurance revenues have limited direct costs and, therefore, contribute a disproportionate share to our operating profits.

Gross Profit

Gross profit increased $38.7 million, or 21.4%, in the third quarter of 2017, compared to the third quarter of 2016. Gross profit as a percentage of sales increased to 17.5% in the third quarter of 2017, from 16.5% in the third quarter of 2016. This increase in gross profit as a percentage of sales is a result of increased gross margins in our Aftermarket Products and Services business, commercial vehicle sales and truck lease and rental sales.

Gross margins from our Aftermarket Products and Services operations increased to 36.8% in the third quarter of 2017, from 36.1% in the third quarter of 2016. Gross profit for the Aftermarket Products and Services departments increased to $138.4 million in the third quarter of 2017, from $121.5 million in the third quarter of 2016. Historically, gross margins on parts sales range from 27% to 28% and gross margins on service and body shop operations range from 67% to 68%. Gross profits from parts sales represented 57% of total gross profit for Aftermarket Products and Services operations in the third quarter of 2017 and 56% in the third quarter of 2016. Service and body shop operations represented 43% of total gross profit for Aftermarket Products and Services operations in the third quarter of 2017 and 44% in the third quarter of 2016. We expect blended gross margins on Aftermarket Products and Services operations to range from 36.3% to 36.5% during 2017.

Gross margins on Class 8 truck sales increased to 7.8% in the third quarter of 2017, from 6.9% in the third quarter of 2016. This increase is attributable to the sales mix in the third quarter of 2017, which consisted of increased sales to vocational customers that are traditionally associated with higher margins. In 2017, we expect overall gross margins from Class 8 truck sales of approximately 7.5% to 8.0%.

Gross margins on medium-duty commercial vehicle sales decreased to 5.4% in the third quarter of 2017, from 6.7% in the third quarter of 2016. This decrease is attributable to the mix of products sold during the third quarter of 2017. For 2017, we expect overall gross margins from medium-duty commercial vehicle sales of approximately 5.5% to 6.0%, but this will largely depend upon the mix of purchasers and types of vehicles sold.

Gross margins on used commercial vehicle sales increased to 11.9% in the third quarter of 2017, from 4.8% in the third quarter of 2016. This increase is primarily related to the stabilization of used truck values in recent months. We expect margins on used commercial vehicles to range between 9.5% and 10.5% during 2017.

Gross margins from truck lease and rental sales increased to 17.3% in the third quarter of 2017, from 12.6% in the third quarter of 2016. This increase is primarily related to increased rental fleet utilization and improvement in the performance of our full service leases. We expect gross margins from lease and rental sales of approximately 15.5% to 16.5% during 2017. Our policy is to depreciate our lease and rental fleet using a straight line method over each customer’s contractual lease term. The lease unit is depreciated to a residual value that approximates fair value at the expiration of the lease term. This policy results in the Company realizing reasonable gross margins while the unit is in service and a corresponding gain or loss on sale when the unit is sold at the end of the lease term.

Finance and insurance revenues and other income, as described above, have limited direct costs and, therefore, contribute a disproportionate share of gross profit.

Selling, General and Administrative Expenses

Selling, General and Administrative (“SG&A”) expenses increased $17.0 million, or 11.9%, in the third quarter of 2017, compared to the third quarter of 2016. In the third quarter of 2017, SG&A expenses equaled 12.7% of total revenue. SG&A expenses as a percentage of total revenues have recently ranged from 12.1% to 14.7%. In general, when new and used commercial vehicle revenues decrease as a percentage of total revenues, SG&A expenses as a percentage of total revenues will be at, or exceed, the higher end of this range. For 2017, we expect SG&A expenses as a percentage of total revenues to range from 13.4% to 14.2% and the selling portion of SG&A expenses to be approximately 25.0% to 30.0% of new and used commercial vehicle gross profit.

Depreciation and Amortization Expense

Depreciation and amortization expense decreased $0.6 million, or 4.4%, in the third quarter of 2017, compared to the third quarter of 2016.

Interest Expense, Net

Net interest expense decreased $0.2 million, or 5.6%, in the third quarter of 2017, compared to the third quarter of 2016. Net interest expense in 2017 will depend on inventory levels and the amount of cash available to make prepayments on our floor plan arrangements.

Income before Income Taxes

As a result of the factors described above, income before income taxes increased $21.0 million, or 86.5%, in the third quarter of 2017, compared to the third quarter of 2016.

Income Taxes

Income taxes increased $6.1 million, or 65.0%, in the third quarter of 2017, compared to the third quarter of 2016, as a result of the factors described above. ASU 2016-09 “Compensation – Stock Compensation (Topic 718)” requires excess tax benefits and tax deficiencies to be recorded in the income statement when equity awards issued pursuant to our equity compensation plans vest or are settled. We recorded a $1.9 million tax benefit in the third quarter of 2017, which reduced income tax expense. We provided for taxes at a 38.75% effective rate in the third quarter of 2017 and the third quarter of 2016. We expect our effective tax rate to be approximately 38.5% to 39.0% of pretax income in 2017.

Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016

Unless otherwise stated below, our variance explanations and future expectations with regard to the items discussed in this section are set forth in the discussion of the Three Months Ended September 30, 2017, Compared to Three Months Ended September 30, 2016.

Revenues

Total revenues increased $312.4 million, or 9.8%, in the first nine months of 2017, compared to the first nine months of 2016.

Aftermarket Products and Services revenues increased $85.5 million, or 8.5%, in the first nine months of 2017, compared to the first nine months of 2016.

Revenues from sales of new and used commercial vehicles increased $226.7 million, or 11.3%, in the first nine months of 2017, compared to the first nine months of 2016.

We sold 9,705 heavy-duty trucks during the first nine months of 2017, a 17.0% increase compared to 8,295 heavy-duty trucks in the first nine months of 2016. According to A.C.T. Research, U.S. Class 8 truck sales decreased 9.5% in the first nine months of 2017, compared to the first nine months of 2016.

We sold 8,454 medium-duty commercial vehicles, including 827 buses, during the first nine months of 2017, a 1.2% decrease compared to 8,554 medium-duty commercial vehicles, including 849 buses, in the first nine months of 2016. A.C.T. Research estimates that unit sales of Class 4 through 7 commercial vehicles, including buses, in the U.S increased approximately 5.2% in the first nine months of 2017, compared to the first nine months of 2016.

We sold 1,267 light-duty commercial vehicles during the first nine months of 2017, a 2.2% decrease compared to 1,296 light-duty commercial vehicles in the first nine months of 2016.

We sold 5,197 used commercial vehicles during the first nine months of 2017, a 1.6% decrease compared to 5,280 used commercial vehicles in the first nine months of 2016.

Truck lease and rental revenues increased $3.4 million, or 2.2%, in the first nine months of 2017, compared to the first nine months of 2016.

Finance and insurance revenues decreased $1.1 million, or 7.8%, in the first nine months of 2017, compared to the first nine months of 2016.

Gross Profit

Gross profit increased $72.0 million, or 13.2%, in the first nine months of 2017, compared to the first nine months of 2016. Gross profit as a percentage of sales increased to 17.6% in the first nine months of 2017, from 17.1% in the first nine months of 2016.

Gross margins from our Aftermarket Products and Services operations increased to 36.5% in the first nine months of 2017, from 36.2% in the first nine months of 2016. Gross profit for the Aftermarket Products and Services departments was $398.6 million in the first nine months of 2017, compared to $364.4 million in the first nine months of 2016. Gross profits from parts sales represented 57% of total gross profit for Aftermarket Products and Services operations in the first nine months of 2017 and 56% in the first nine months of 2016. Service and body shop operations represented 43% of total gross profit for Aftermarket Products and Services operations in the first nine months of 2017 and 44% in the first nine months of 2016.

Gross margins on Class 8 truck sales increased to 8.0% in the first nine months of 2017, from 7.0% in the first nine months of 2016.

Gross margins on medium-duty commercial vehicle sales decreased to 5.9% in the first nine months of 2017, from 6.1% in the first nine months of 2016.

Gross margins on used commercial vehicle sales increased to 10.7% in the first nine months of 2017, from 8.0% in the first nine months of 2016.

Gross margins from truck lease and rental sales increased to 15.9% in the first nine months of 2017, from 12.1% in the first nine months of 2016.

Selling, General and Administrative Expenses

SG&A expenses increased $18.2 million, or 4.0%, in the first nine months of 2017, compared to the first nine months of 2016. SG&A expenses as a percentage of sales were 13.4% in the first nine months of 2017, and 14.1% in the first nine months of 2016.

Depreciation and Amortization Expense

Depreciation and amortization expense decreased $1.1 million, or 2.9%, in the first nine months of 2017, compared to the first nine months of 2016.

Interest Expense, Net

Net interest expense decreased $2.6 million, or 22.8%, in the first nine months of 2017, compared to the first nine months of 2016.

Income before Income Taxes

Income before income taxes increased $55.9 million, or 121.4%, in the first nine months of 2017, compared to the first nine months of 2016.

Provision for Income Taxes

Income taxes increased $17.8 million, or 98.8% in the first nine months of 2017, compared to the first nine months of 2016. We provided for taxes at a 38.75% rate in the first nine months of 2017, compared to a rate of 39.0% in the first nine months of 2016.

Liquidity and Capital Resources

Our short-term cash requirements are primarily for working capital, inventory financing, the renovation and expansion of existing facilities and the construction or purchase of new facilities. Historically, these cash requirements have been met through the retention of profits, borrowings under our floor plan arrangements and bank financings. As of September 30, 2017, we had working capital of approximately $180.3 million, including $127.9 million in cash, available to fund our operations. We believe that these funds, together with expected cash flows from operations, are sufficient to meet our operating requirements for at least the next twelve months. From time to time, we utilize our excess cash on hand to pay down our outstanding borrowings under our floor plan credit agreement with BMO Harris Bank N.A. (“BMO Harris”) (the “Floor Plan Credit Agreement”), and the resulting interest earned is recognized as an offset to our gross interest expense under the Floor Plan Credit Agreement.

We have a secured line of credit that provides for a maximum borrowing of $17.5 million. There were no advances outstanding under this secured line of credit at September 30, 2017, however, $11.9 million was pledged to secure various letters of credit related to self-insurance products, leaving $5.6 million available for future borrowings as of September 30, 2017.

On March 21, 2017, we entered into a working capital facility with BMO Harris (the “Working Capital Facility”). The Working Capital Facility includes up to $100 million of revolving credit loans to the Company for working capital, capital expenditures and other general corporate purposes. The amount of the borrowings under the Working Capital Facility are subject to borrowing base limitations based on the value of our eligible parts inventory and company vehicles. The Working Capital Facility includes a $20 million letter of credit sublimit. Borrowings under the Working Capital Facility bears interest at rates based on LIBOR or the Base Rate (as such terms are defined in the Working Capital Facility), plus an applicable margin determined based on outstanding borrowing under the Working Capital Facility. In addition, we are required to pay a commitment fee on the amount unused under the Working Capital Facility. The Working Capital Facility expires on the earlier of (i) March 21, 2020 and (ii) the date on which all commitments under the Floor Plan Working Capital Facility shall have terminated, whether as a result of the occurrence of the Commitment Termination Date (as defined in the Floor Plan Working Capital Facility) or otherwise. There were no advances outstanding under the Working Capital Facility as of September 30, 2017.

Our long-term real estate debt, floor plan financing agreements and the Working Capital Facility require us to satisfy various financial ratios such as the debt-to-worth ratio, leverage ratio and the fixed charge coverage ratio and certain requirements for tangible net worth and GAAP net worth. As of September 30, 2017, we were in compliance with all debt covenants related to debt secured by real estate, lease and rental units, our floor plan credit agreements and the Working Capital Facility. We do not anticipate any breach of the covenants in the foreseeable future.

We expect to purchase or lease trucks worth approximately $150.0 million to $175.0 million for our leasing operations during 2017, depending on customer demand, all of which will be financed. We also expect to make capital expenditures for recurring items such as computers, shop tools and equipment and vehicles of approximately $20.0 million to $25.0 million during 2017.

On November 30, 2016, we announced that our Board of Directors authorized the repurchase, from time to time, of up to an aggregate of $40.0 million shares of Class A Common Stock and Class B Common Stock. Repurchases, if any, will be made at times and in amounts as we deem appropriate and may be made through open market transactions at prevailing market prices, privately negotiated transactions or by other means in accordance with federal securities laws. The actual timing, number and value of repurchases under the stock repurchase program will be determined by management at its discretion and will depend on a number of factors, including market conditions, stock price and other factors, including those related to the ownership requirements of our dealership agreements with Peterbilt. The stock repurchase program expires on November 30, 2017, and may be suspended or discontinued at any time. Through September 30, 2017, we had purchased $30.9 million under this stock repurchase program.

We anticipate funding the capital expenditures for the improvement and expansion of existing facilities and recurring expenses through our operating cash flows. We have the ability to fund the construction or purchase of new facilities through our operating cash flows or by financing.

We have no other material commitments for capital expenditures as of September 30, 2017. However, we will continue to purchase vehicles for our lease and rental operations and authorize capital expenditures for the improvement or expansion of our existing dealership facilities and construction or purchase of new facilities based on market opportunities.

Cash Flows

Cash and cash equivalents increased by $45.9 million during the nine months ended September 30, 2017, and decreased by $26.9 million during the nine months ended September 30, 2016. The major components of these changes are discussed below.

Cash Flows from Operating Activities

Cash flows from operating activities include net income adjusted for non-cash items and the effects of changes in working capital. During the first nine months of 2017, operating activities resulted in net cash provided by operations of $170.3 million. Net cash provided by operating activities primarily consisted of $66.3 million in net income, as well as non-cash adjustments related to depreciation and amortization of $117.1 million, stock-based compensation of $12.0 million and $8.6 million of deferred income tax. Cash provided by operating activities included an aggregate of $33.3 million net change in operating assets and liabilities. Included in the net change in operating assets and liabilities were cash inflows of $23.5 million from increases in accounts payable and accrued liabilities, $4.6 million from an increase in customer deposits and $26.4 million from the net increase in floor plan, trade, which were offset by cash outflows of $87.8 million from increases in inventory. The majority of commercial vehicle inventory is financed through our floor plan credit agreements.

During the first nine months of 2016, operating activities resulted in net cash provided by operations of $386.8 million. Net cash provided by operating activities primarily consisted of $28.1 million in net income, as well as non-cash adjustments related to depreciation and amortization of $118.1 million, impairment of assets of $8.2 million, and stock-based compensation, including tax benefit, of $10.2 million. Cash provided by operating activities included an aggregate of $220.3 million net change in operating assets and liabilities. Included in the net change in operating assets and liabilities were primarily cash inflows of $8.6 million from the decrease in accounts receivable, $199.2 million from reductions in inventory levels, $24.2 million from the decrease in other assets, net, which were offset by cash outflows of $4.5 million from decreases in accounts payable and accrued liabilities, and $6.6 million from a decrease in customer deposits. The majority of commercial vehicle inventory is financed through our floor plan credit agreements.

In June 2012, we entered into a wholesale financing agreement with Ford Motor Credit Company that provides for the financing of, and is collateralized by, our Ford new vehicle inventory. This wholesale financing agreement bears interest at a rate of Prime plus 150 basis points minus certain incentives and rebates; however, the prime rate is defined to be a minimum of 3.75%. As of September 30, 2017, the interest rate on the wholesale financing agreement was 5.25% before considering the applicable incentives. As of September 30, 2017, we had an outstanding balance of approximately $88.8 million under the Ford Motor Credit Company wholesale financing agreement.

Cash Flows from Investing Activities

During the first nine months of 2017, cash used in investing activities was $129.7 million. Cash flows used in investing activities consists primarily of cash used for capital expenditures. Capital expenditures totaled $138.8 million during the first nine months of 2017 and consisted primarily of purchases of property and equipment and improvements to our existing dealership facilities. Property and equipment purchases during the first nine months of 2017 included $103.6 million for additional units for the rental and leasing operations, which were directly offset by borrowings of long-term debt. We expect to purchase or lease trucks worth approximately $150.0 million to $175.0 million for our rental and leasing operations in 2017, depending on customer demand, all of which will be financed. During 2017, we expect to make capital expenditures for recurring items such as computers, shop equipment and vehicles of $20.0 million to $25.0 million.

During the first nine months of 2016, cash used in investing activities was $154.9 million. Capital expenditures of $159.5 million during the first nine months of 2016 consisted primarily of purchases of property and equipment and improvements to our existing dealership facilities. Property and equipment purchases during the first nine months of 2016 included $106.3 million for additional units for the rental and leasing operations, which were directly offset by borrowings of long-term debt

Cash Flows from Financing Activities

Cash flows from financing activities include borrowings and repayments of long-term debt and net proceeds of floor plan notes payable – non-trade. During the first nine months of 2017, we generated $5.3 million in net cash from financing activities, primarily related to $33.6 million from net draws on floor plan notes payable, non-trade, borrowings of $97.3 million of long-term debt and $20.1 million from the issuance of shares related to equity compensation plans. These cash inflows were partially offset by $117.8 million for principal repayments of long-term debt and capital lease obligations and $27.4 million to purchase 837,494 shares of Rush Class B common stock. The borrowings of long-term debt were primarily related to purchasing units for the rental and leasing operations.

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

Most of our commercial vehicle purchases are made on terms requiring payment to the manufacturer within 15 days or less from the date the commercial vehicles are invoiced from the factory. We financed the majority of all new commercial vehicle inventory and the loan value of our used commercial vehicle inventory under the Floor Plan Credit Agreement. The Floor Plan Credit Agreement includes an aggregate loan commitment of $875.0 million. Borrowings under the Floor Plan Credit Agreement bear interest at an annual rate equal to (A) the greater of (i) zero and (ii) three month LIBOR rate, determined on the last day of the prior month, plus (B) 1.51% and are payable monthly. In addition, we are required to pay a monthly working capital fee equal to 0.16% per annum multiplied by the amount of voluntary prepayments of new and used inventory loans. Loans under the Floor Plan Credit Agreement for the purchase of used inventory are limited to $150.0 million. We may terminate the Floor Plan Credit Agreement at any time, although if we do so we must pay a prepayment processing fee equal to: (i) 2.0% of the aggregate revolving loan commitments if such termination occurs on or before January 1, 2018; (ii) 1.0% of the aggregate revolving loan commitments if such termination occurs after January 1, 2018 and on or prior to July 1, 2018; and (iii) $500,000 if such termination occurs after July 1, 2018 and prior to June 30, 2019, subject to specified limited exceptions. On September 30, 2017, we had approximately $578.8 million outstanding under the Floor Plan Credit Agreement. The average daily outstanding borrowings under the Floor Plan Credit Agreement were $532.8 million during the nine months ended September 30, 2017. Periodically, we utilize our excess cash on hand to pay down our outstanding borrowings under the Floor Plan Credit Agreement, and the resulting interest earned is recognized as an offset to our gross interest expense under the Floor Plan Credit Agreement.

Navistar Financial Corporation and Peterbilt offer trade terms that provide an interest-free inventory stocking period for certain new commercial vehicles.  If the commercial vehicle is not sold within the interest-free period, we then finance the commercial vehicle under the Floor Plan Credit Agreement.

Backlog

On September 30, 2017, our backlog of commercial vehicle orders was approximately $1,005.8 million, compared to a backlog of commercial vehicle orders of approximately $836.4 million on September 30, 2016. Our backlog is determined quarterly by multiplying the number of new commercial vehicles for each particular type of commercial vehicle ordered by a customer at our Rush Truck Centers by the recent average selling price for that type of commercial vehicle. We include only confirmed orders in our backlog. However, such orders are subject to cancellation. In the event of order cancellation, we have no contractual right to the total revenues reflected in our backlog. The delivery time for a custom-ordered commercial vehicle varies depending on the truck specifications and demand for the particular model ordered. We sell the majority of our new heavy-duty commercial vehicles by customer special order and we sell the majority of our medium- and light-duty commercial vehicles out of inventory. Orders from a number of our major fleet customers are included in our backlog as of September 30, 2017 and we expect to fill the majority of our backlog orders during the next twelve months.

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

We are exposed to some market risk through interest rates related to our floor plan financing agreements, the Working Capital Facility, variable rate real estate debt and discount rates related to finance sales. The majority of floor plan debt and variable rate real estate debt is based on LIBOR. As of September 30, 2017, we had floor plan borrowings and variable interest rate real estate debt of approximately $806.1 million. Assuming an increase or decrease in LIBOR of 100 basis points, annual interest expense could correspondingly increase or decrease by approximately $8.1 million.

In the past, we invested in interest-bearing short-term investments consisting of investment-grade auction rate securities classified as available-for-sale. Auctions for investment grade securities held by us have failed. The auction rate securities continue to pay interest in accordance with the terms of the underlying security; however, liquidity will be limited until there is a successful auction or until such time as other markets for these investments develop. As of September 30, 2017, we hold auction rate securities, with underlying tax-exempt municipal bonds that mature in 2030, that have a fair value of $6.4 million. Given the current market conditions in the auction rate securities market, if we determine that the fair value of these securities temporarily decreases by an additional 10%, our equity could correspondingly decrease by approximately $640,000. If it is determined that the fair value of these securities is other-than-temporarily impaired by 10%, we could record a loss on our Consolidated Statements of Income and Comprehensive Income of approximately $640,000. For further discussion of the risks related to our auction rate securities, see Note 6 – Financial Instruments and Fair Value of the Notes to Consolidated Financial Statements.

ITEM 4. Controls and Procedures.

The Company, under the supervision and with the participation of management, including the Company’s principal executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the principal executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2017 to ensure that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) is accumulated and communicated to Company management, including the principal executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting that occurred during the three months ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

We did not make any unregistered sales of equity securities during the third quarter of 2017.

A summary of the Company’s stock repurchase activity for the third quarter of 2017 is as follows:

Period	Total Number of Shares Purchased (1)(2)(3)	Average Price Paid Per Share (1)		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (3)
July 1 – July 31, 2017	1,306	$35.91	(4)	1,306	$10,265,854
August 1 – August 31, 2017	12,300	37.32	(5)	12,300	9,806,398
September 1 – September 30, 2017	17,626	38.18	(6)	17,626	9,132,996
Total	31,232			31,232	9,132,996

 ______________

(1)	The calculation of the average price paid per share does not give effect to any fees, commissions or other costs associated with the repurchase of such shares.
(2)	The shares represent Class B Common Stock repurchased by the Company.
(3)

The Company repurchased shares under a stock repurchase program announced on November 30, 2016, which authorized the repurchase of up to $40.0 million of its shares of Class A Common Stock and/or Class B Common Stock and will expire on November 30, 2017.

(4)	Represents 1,306 shares of Class B Common Stock at an average price paid per share of $35.91.
(5)	Represents 12,300 shares of Class B Common Stock at an average price paid per share of $37.32.
(6)	Represents 17,626 shares of Class B Common Stock at an average price paid per share of $38.18.

ITEM 3. Defaults Upon Senior Securities.

Not Applicable

ITEM 4. Mine Safety Disclosures.

Not Applicable

ITEM 5. Other Information.

Not Applicable

ITEM 6. Exhibits.

Exhibit Number	Exhibit Title
3.1

Restated Articles of Incorporation of Rush Enterprises, Inc. (incorporated herein by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q (File No. 000-20797) for the quarter ended June 30, 2008) https://www.sec.gov/Archives/edgar/data/1012019/000110465908051789/a08-18770_1ex3d1.htm

3.2

Rush Enterprises, Inc. Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K (File No. 000-20797) filed May 21, 2013) https://www.sec.gov/Archives/edgar/data/1012019/000143774913006455/rusha20130517_8kex3-1.htm

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

RUSH ENTERPRISES, INC.

Date:	November 9, 2017	By:	/S/ W.M. “RUSTY” RUSH
W.M. “Rusty” Rush
President, Chief Executive Officer and
Chairman of the Board
(Principal Executive Officer)

Date:	November 9, 2017	By:	/S/ STEVEN L. KELLER
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