Form 10-K
period 2017-12-31
RUSH ENTERPRISES INC \TX\
filed 2018-03-01
CIK 1012019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☐	Emerging growth company ☐
(Do not check if a smaller reporting company.)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐          No ☑

The aggregate market value of common stock held by non-affiliates of the registrant as of June 30, 2017 was approximately $1,310,859,219 based upon the last sales price on June 30, 2017 on The NASDAQ Global Select MarketSM of $37.18 for the registrant’s Class A Common Stock and $36.41 for the registrant’s Class B Common Stock. Shares of Common Stock held by each executive officer and director and by each shareholder affiliated with a director or an executive officer have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The registrant had 31,400,734 shares Class A Common Stock and 8,433,777 shares of Class B Common Stock outstanding on February 16, 2018.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of registrant’s definitive proxy statement for the registrant’s 2018 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission not later than May 1, 2018, are incorporated by reference into Part III of this Form 10-K.

RUSH ENTERPRISES, INC.

Index to Form 10-K

Year ended December 31, 2017

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

PART I

Item 1.  Business

References herein to “the Company,” “Rush Enterprises,” “we,” “our” or “us” mean Rush Enterprises, Inc., a Texas corporation, and its subsidiaries unless the context requires otherwise.

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

Our business strategy consists of providing solutions to the commercial vehicle industry through our network of commercial vehicle dealerships. We offer an integrated approach to meeting customer needs by providing service, parts and collision repair in addition to new and used commercial vehicle sales and leasing, plus financial services, vehicle upfitting, CNG fuel systems and vehicle telematics products. We intend to continue to implement our business strategy, reinforce customer loyalty and remain a market leader by continuing to develop our Rush Truck Centers as we expand our product offerings and extend our dealership network through strategic acquisitions of new locations and opening new dealerships to enable us to better serve our customers.

Rush Truck Centers. Our Rush Truck Centers are located in Alabama, Arizona, California, Colorado, Florida, Georgia, Idaho, Illinois, Indiana, Kansas, Kentucky, Missouri, Nevada, New Mexico, North Carolina, Ohio, Oklahoma, Tennessee, Texas, Utah and Virginia. The following chart reflects our franchises and parts, service and body shop operations by location as of March 1, 2018:

Rush Truck Center Location	Commercial Vehicle Franchise(s)	Truck Sales	Parts and Service	Body Shop

Alabama
Mobile	Peterbilt	Yes	Yes	Yes
Arizona
Flagstaff	Peterbilt	No	Yes	No
Phoenix	Peterbilt, Hino	Yes	Yes	Yes
Tucson	Peterbilt, Hino	Yes	Yes	No
Yuma	Peterbilt	Yes	Yes	No
California
Bakersfield	None	No	Yes	No
Fontana Heavy-Duty	Peterbilt	Yes	Yes	Yes
Fontana Medium-Duty	Peterbilt, Hino, Isuzu	Yes	Yes	No
Fontana Vocational	None	No	Yes	No
Long Beach	Peterbilt	No	Yes	No
Pico Rivera	Peterbilt	Yes	Yes	Yes
San Diego	Peterbilt, Hino, Ford	Yes	Yes	No
Sylmar	Peterbilt	Yes	Yes	No
Whittier	Ford, Isuzu	Yes	Yes	No
Colorado
Denver	Peterbilt, Ford, Isuzu	Yes	Yes	Yes
Greeley	Peterbilt	Yes	Yes	No
Pueblo	Peterbilt	Yes	Yes	No

Rush Truck Center Location	Commercial Vehicle Franchise(s)	Truck Sales	Parts and Service	Body Shop

Florida
Haines City	Peterbilt	Yes	Yes	Yes
Jacksonville	Peterbilt, Hino	Yes	Yes	No
Lake City	Peterbilt	Yes	Yes	No
Orlando Heavy-Duty	Peterbilt, Isuzu	Yes	Yes	No
Orlando Light & Medium-Duty	Ford	Yes	Yes	No
Orlando South	Isuzu	Yes	Yes	No
Orlando	Non-franchised Used commercial vehicles	Yes	No	No
Tampa	Peterbilt	Yes	Yes	No
Georgia
Atlanta	International, Hino, Isuzu, IC Bus	Yes	Yes	No
Atlanta Bus Center	IC Bus	Yes	Yes	Yes
Blackshear	International, IC Bus	Yes	Yes	No
Augusta	International, IC Bus	Yes	Yes	No
Columbus	International, Isuzu, IC Bus	Yes	Yes	No
Doraville	International, Hino, Isuzu, IC Bus	Yes	Yes	No
Gainesville	International, IC Bus	Yes	Yes	No
Macon	International	Yes	Yes	No
Smyrna	International, Hino, Isuzu, IC Bus	Yes	Yes	No
Tifton	International, IC Bus	Yes	Yes	No
Valdosta	International	Yes	Yes	No
Idaho
Boise	International, Hino, IC Bus	Yes	Yes	Yes
Idaho Falls	International, IC Bus	Yes	Yes	Yes
Lewiston	International	Yes	Yes	No
Twin Falls	International	Yes	Yes	No
Illinois
Bloomington	International, Hino	Yes	Yes	No
Carol Stream	International	Yes	Yes	No
Champaign	International	Yes	Yes	Yes
Chicago	International	Yes	Yes	Yes
Effingham	International	Yes	Yes	Yes
Huntley	International	Yes	Yes	No
Joliet	International	Yes	Yes	No
Quincy	International	Yes	Yes	No
Springfield	International	Yes	Yes	Yes
Willowbrook	Non-franchised Used commercial vehicles	Yes	No	No
Indiana
Gary	International	Yes	Yes	No
Indianapolis	International	Yes	Yes	Yes
Kansas
Kansas City	Hino, Isuzu	Yes	Yes	No
Kentucky
Bowling Green	Peterbilt	Yes	Yes	No
Missouri
St. Peters	International	Yes	Yes	No
St. Louis	International	Yes	Yes	No
Nevada
Las Vegas	Peterbilt	Yes	Yes	No
New Mexico
Albuquerque	Peterbilt	Yes	Yes	Yes
Farmington	Peterbilt	No	Yes	No
Las Cruces	Peterbilt	Yes	Yes	No

Rush Truck Center Location	Commercial Vehicle Franchise(s)	Truck Sales	Parts and Service	Body Shop

North Carolina
Asheville	International	Yes	Yes	No
Charlotte	International, Hino, Isuzu	Yes	Yes	Yes
Hickory	International	Yes	Yes	No
Ohio
Akron	International, IC Bus	Yes	Yes	No
Cincinnati	International, IC Bus, Isuzu, Ford, Mitsubishi Fuso	Yes	Yes	Yes
Cleveland	International, IC Bus	Yes	Yes	No
Columbus	International, IC Bus, Isuzu(1)	Yes	Yes	No
Dayton	International, IC Bus, Isuzu	Yes	Yes	No
Lima	International, IC Bus	Yes	Yes	No
Springfield	International	No	Yes	No
Oklahoma
Ardmore	Peterbilt	Yes	Yes	No
Oklahoma City	Peterbilt, Hino, Ford, Isuzu	Yes	Yes	Yes
Tulsa	Peterbilt, Hino	Yes	Yes	Yes
Tennessee
Nashville	Peterbilt	Yes	Yes	Yes
Texas
Abilene	Peterbilt	Yes	Yes	No
Amarillo	Peterbilt	Yes	Yes	No
Austin	Peterbilt, Hino, Isuzu, Blue Bird, Micro Bird, Elkhart	Yes	Yes	No
Brownsville	Peterbilt, Elkhart	Yes	Yes	No
College Station	Peterbilt	Yes	Yes	No
Corpus Christi	Peterbilt, Hino, Isuzu, Blue Bird, Elkhart	Yes	Yes	No
Cotulla	Peterbilt	No	Yes	No
Dalhart	Peterbilt	No	Yes	No
Dallas Heavy-Duty	Peterbilt, Blue Bird, Micro Bird, Elkhart	Yes	Yes	Yes
Dallas Medium-Duty	Peterbilt, Hino, Blue Bird, Micro Bird, Elkhart	Yes	Yes	No
Dallas Light & Medium-Duty	Ford, Isuzu	Yes	Yes	No
Dallas	Non-franchised Used commercial vehicles	Yes	No	No
El Paso	Peterbilt, Hino, Isuzu	Yes	Yes	Yes
Fort Worth	Peterbilt, Blue Bird, Micro Bird, Elkhart	Yes	Yes	No
Houston	Peterbilt, Hino	Yes	Yes	Yes
Houston Bus Center	Blue Bird, Micro Bird, Elkhart	Yes	Yes	No
Houston Medium-Duty	Peterbilt, Hino	Yes	Yes	No
Laredo	Peterbilt, Blue Bird, Micro Bird, Elkhart	Yes	Yes	Yes
Lubbock	Peterbilt	Yes	Yes	No
Lufkin	Peterbilt, Blue Bird, Micro Bird, Elkhart	Yes	Yes	Yes
Odessa	Peterbilt	Yes	Yes	No
Pharr	Peterbilt, Hino, Blue Bird, Micro Bird, Elkhart	Yes	Yes	Yes
San Antonio	Peterbilt, Hino, Blue Bird, Micro Bird, Elkhart	Yes	Yes	Yes
San Antonio Bus	Blue Bird, Micro Bird, Elkhart	Yes	Yes	Yes

(1)Our Isuzu franchise is operated out of our Rush Truck Leasing - Columbus location.

Rush Truck Center Location	Commercial Vehicle Franchise(s)	Truck Sales	Parts and Service	Body Shop
Sealy	Peterbilt, Isuzu, Blue Bird, Micro Bird, Elkhart	Yes	Yes	No
Texarkana	Peterbilt, Hino, Isuzu, Blue Bird, Micro Bird, Elkhart	Yes	Yes	No
Tyler	Peterbilt, Blue Bird, Micro Bird, Elkhart	Yes	Yes	No
Waco	Peterbilt, Hino, Isuzu, Blue Bird, Micro Bird, Elkhart	Yes	Yes	No
Utah
Ogden	International, IC Bus	Yes	Yes	No
Salt Lake City	International, IC Bus, Mitsubishi Fuso	Yes	Yes	Yes
Springville	International, Mitsubishi Fuso	Yes	Yes	No
St. George	International, Mitsubishi Fuso	Yes	Yes	No
Virginia
Chester	International, Hino	Yes	Yes	No
Fredericksburg	International	Yes	Yes	No
Richmond	International	Yes	Yes	Yes

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

Rush Truck Leasing Location	Franchise	Standalone or in a Rush Truck Center

Alabama
Birmingham	PacLease	Standalone
Arizona
Phoenix	PacLease	Standalone
California
Fontana	PacLease	Standalone
Pico Rivera	PacLease	Standalone
San Diego	PacLease	In RTC
Sylmar	PacLease	In RTC
Colorado
Denver	PacLease	In RTC
Florida
Orlando	PacLease	Standalone
Tampa	PacLease	In RTC
Jacksonville	PacLease	Standalone
Georgia
Macon	Idealease	In RTC
Idaho
Boise	Idealease	In RTC
Idaho Falls	Idealease	In RTC
Illinois
Carol Stream	Idealease	In RTC
Chicago	Idealease	In RTC
Effingham	Idealease	In RTC
Huntley	Idealease	In RTC
Joliet	Idealease	In RTC
Springfield	Idealease	In RTC

Rush Truck Leasing Location	Franchise	Standalone or in a Rush Truck Center
Indiana
Indianapolis	Idealease	In RTC
Gary	Idealease	In RTC
Missouri
St. Louis	Idealease	In RTC
St. Peters	Idealease	In RTC
North Carolina
Charlotte	Idealease	Standalone
New Mexico
Albuquerque	PacLease	Standalone
Nevada
Las Vegas	PacLease	In RTC
Ohio
Cincinnati	Idealease	Standalone
Cleveland	Idealease	Standalone
Columbus	Idealease	Standalone
Dayton	Idealease	In RTC
Oklahoma
Oklahoma City	PacLease	In RTC
Tennessee
Nashville	PacLease	In RTC
Texas
Austin	PacLease	Standalone
El Paso	PacLease	In RTC
Fort Worth	PacLease	Standalone
Houston	PacLease	Standalone
Lubbock	PacLease	In RTC
San Antonio	PacLease	In RTC
Tyler	PacLease	Standalone
Virginia
Richmond	Idealease	Standalone
Norfolk	Idealease	Standalone
Utah
Salt Lake City	Idealease	Standalone

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

Custom Vehicle Solutions operates at locations in Denton, Texas and Greencastle, Pennsylvania. Custom Vehicle Solutions provides new vehicle pre-delivery inspections, truck modifications, natural gas fuel system installations, body and chassis upfitting and component installation.

Momentum Fuel Technologies manufactures compressed natural gas fuel systems and related component parts for commercial vehicles at its facility in Roanoke, Texas.

Industry

See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Industry” for a description of our industry and the markets in which we operate.

Our Business Strategy

Operating Strategy. Our strategy is to operate an integrated nationwide dealership network that provides service solutions to the commercial vehicle industry. Our strategy includes the following key elements:

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

●

One-Stop Centers. We have developed our larger commercial vehicle dealerships as “one-stop centers” that offer an integrated approach to meeting customer needs. We provide service, parts and collision repair, new and used commercial vehicles sales, leasing and rental, plus financial services including finance and insurance. We believe that this full-service strategy also helps to mitigate cyclical economic fluctuations because our parts, service and body shop operations (referred to herein collectively as "Aftermarket Products and Services") at our dealerships generally tend to be less volatile than our new and used commercial vehicle sales.

●

Aftermarket Products and Services. Our aftermarket capabilities include a wide range of services and products, including a fleet of mobile service units, mobile technicians who work in our customers’ facilities, a proprietary line of parts and accessories, factory-certified service for alternative fuel vehicles and assembly service for specialized bodies and equipment. We believe that offering a variety of Aftermarket Products and Services at our dealerships and other locations allows us to meet the expanding needs of our customers. We continually strive to leverage our dealership facilities to offer more products and services to our customers.

●

Branding Program. We employ a branding program for our new vehicle dealerships through distinctive signage and uniform marketing programs to take advantage of our existing name recognition and to communicate the standardized high quality of our products and reliability of our services throughout our dealership network.

Growth Strategy. Through our strategic expansion and acquisition initiatives, we have grown to operate a large, multistate, full-service network of commercial vehicle dealerships. As described below, we intend to continue to grow our business by expanding our product and service offerings, through acquisitions in new geographic areas and by opening new dealerships to enable us to better serve our customers.

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

●

Expansion Into New Geographic Areas. We plan to continue to expand our dealership network by acquiring existing dealerships or opening new dealerships in areas of the U.S. where we do not already have dealerships. We believe the geographic diversity of our Rush Truck Center network has significantly expanded our customer base while reducing the effects of local economic cycles.

●

Open New Rush Truck Centers in Existing Areas of Operation. We continually evaluate opportunities to increase our market presence by adding new Rush Truck Centers within our current franchises’ areas of operation.

Management of Our Dealerships

Rush Truck Centers

Our Rush Truck Centers are responsible for sales of new and used commercial vehicles, as well as related parts and services.

Aftermarket Products and Services. Revenues from Aftermarket Products and Services accounted for approximately $1,471.3 million, or 31.2%, of our total revenues for 2017, and 64.7% of our gross profit. Our Aftermarket Products and Services enhance our sales function and are a source of recurring revenue. Rush Truck Centers carry a wide variety of commercial vehicle parts in inventory. Certain Rush Truck Centers also feature fully equipped service and body shop facilities, the combination and configuration of which varies by location, capable of handling a broad range of repairs on most commercial vehicles. Each Rush Truck Center is a warranty service center for the commercial vehicle manufacturers represented at that location, if any, and most are also authorized service centers for other vehicle component manufacturers, including Cummins, Eaton, Caterpillar and Allison. We also have mobile service technicians and technicians who staff our customers’ facilities upon request.

Our service departments perform warranty and non-warranty repairs on commercial vehicles. The cost of warranty work is generally reimbursed by the applicable manufacturer at retail commercial rates. Warranty related parts and service revenues accounted for approximately $123.4 million, or 2.6%, of our total revenues for 2017. Additionally, we provide a wide array of services, including assembly service for specialized truck bodies and truck mounted equipment. Our goal is to provide our customers any service that they need related to their commercial vehicles.

As part of our leasing and rental operations, we also enter into contracts to provide full-service maintenance on some customers’ vehicles. We had 1,189 vehicles under contract maintenance as of December 31, 2017, and 1,233 vehicles under contract maintenance as of December 31, 2016. The full-service maintenance revenues and retail service revenues are included as Aftermarket Products and Service revenues on our Consolidated Statements of Income.

New Commercial Vehicle Sales.   New commercial vehicle sales represent the largest portion of our revenues, accounting for approximately $2,701.5 million, or 57.3%, of our total revenues in 2017. Of this total, new Class 8 heavy-duty truck sales accounted for approximately $1,817.3 million, or 38.6%, of our total revenues for 2017, and 67.3% of our new commercial vehicle revenues for 2017.

Our Rush Truck Centers that sell new and used Class 8 heavy-duty trucks manufactured by Peterbilt or International may also sell medium-duty and light-duty commercial vehicles. Certain Rush Truck Centers sell medium-duty commercial vehicles manufactured by Peterbilt, Hino, Isuzu, Ford, International or Mitsubishi Fuso, buses manufactured by Blue Bird, IC BUS or Elkhart and light-duty commercial vehicles manufactured by Ford (see Part I, Item 1, “General – Rush Truck Centers” for information on which brands we sell at each Rush Truck Center). New medium-duty commercial vehicle sales, excluding new bus sales, accounted for approximately $718.4 million, or 15.2%, of our total revenues for 2017, and 26.6% of our new commercial vehicle revenues for 2017. New light-duty commercial vehicle sales accounted for approximately $64.0 million, or 1.4%, of our total revenues for 2017, and 2.4% of our new commercial vehicle revenues for 2017. New bus sales accounted for approximately $88.1 million, or 1.9%, of our total revenues for 2017, and 3.3% of our new commercial vehicle revenues for 2017.

A significant portion of our new commercial vehicle sales are to customers with large fleets of commercial vehicles. Because of the size and geographic scope of our Rush Truck Center network, our strong relationships with our fleet customers and our ability to manage large quantities of used commercial vehicle trade-ins, we are able to successfully market and sell to fleet customers nationwide. We believe that we have a competitive advantage over most other dealerships because we can absorb multi-unit trade-ins often associated with fleet sales and effectively disperse the used commercial vehicles for resale throughout our dealership network. We believe that the broad range of products and services we offer to purchasers of commercial vehicles at the time of purchase and post-purchase results in a high level of customer loyalty.

Used Commercial Vehicle Sales.  Used commercial vehicle sales accounted for approximately $291.5 million, or 6.2%, of our total revenues for 2017. We sell used commercial vehicles at most of our Rush Truck Centers and also at our non-franchised used commercial vehicle facilities. We believe that we are well positioned to market used commercial vehicles due to our ability to recondition them for resale utilizing the service and body shop departments of our Rush Truck Centers and our ability to move used commercial vehicles between our dealerships as customer demand warrants. The majority of our used commercial vehicle inventory consists of commercial vehicles taken as trade-ins from new commercial vehicle customers or retired from our lease and rental fleet, but we also supplement our used commercial vehicle inventory by purchasing used commercial vehicles from third parties for resale, as market conditions warrant.

Truck Leasing and Rental.   Truck leasing and rental revenues accounted for approximately $217.4 million, or 4.6%, of our total revenues for 2017. At our Rush Truck Leasing locations, we engage in full-service truck leasing through PacLease and Idealease. Rental trucks are also generally serviced at our facilities. We had 7,993 vehicles in our lease and rental fleet, including cranes, as of December 31, 2017, compared to 7,841 vehicles as of December 31, 2016. Generally, we sell trucks that have been retired from our lease and rental fleet through our used commercial vehicles sales operations. Historically, we have realized gains on the sale of used lease and rental trucks.

New and Used Commercial Vehicle Financing.  Our Rush Truck Centers have personnel responsible for arranging third-party financing for our product offerings. Generally, commercial vehicle finance contracts involve an installment contract, which is secured by the commercial vehicle financed, and require a down payment, with the remaining balance generally financed over a two-year to seven-year period. The majority of these finance contracts are sold to third parties without recourse to us. We provide an allowance for repossession losses and early repayment penalties that we may incur under these finance contracts.

Insurance Products. The sale of financial and insurance products accounted for approximately $18.0 million, or 0.4%, of our total revenues for 2017. Finance and insurance revenues have minimal direct costs and therefore, contribute a disproportionate share to our operating profits. We sell, as agent, a complete line of property and casualty insurance to commercial vehicle owners. Our agency, which operates at locations around the United States outside of our Rush Truck Centers, is licensed to sell truck liability, collision and comprehensive, workers’ compensation, cargo, and credit life insurance coverage offered by a number of leading insurance companies. Our renewal rate in 2017 was approximately 87%. We also have licensed insurance agents at several Rush Truck Centers.

Sales and Marketing

Our established history of operations in the commercial vehicle business has resulted in a strong customer base that is diverse in terms of geography, industry and scale of operations. Our customers include regional and national truck fleets, corporations, local and state governments and owner operators. During 2017, no single customer accounted for more than 10% of our sales by dollar volume. We generally promote our products and related services through direct customer contact by our sales personnel, advertisements in trade magazines and online and attendance at industry shows.

Facility Management

Personnel. Each of our facilities is typically managed by a general manager who oversees the operations, personnel and the financial performance of the location, subject to the direction of a regional manager and personnel at our corporate headquarters. Additionally, each full-service Rush Truck Center is typically staffed by a sales manager, parts manager, service manager, body shop manager, sales representatives, parts employees and other service and make-ready employees, as appropriate, given the services offered. The sales staff of each Rush Truck Center is compensated on a salary plus commission, or a commission only basis, while managers receive a combination of salary and performance bonus. We believe that our employees are among the highest paid in the industry, which enables us to attract and retain qualified personnel.

We have been successful in retaining our senior management, regional managers and general managers. To promote communication and efficiency in operating standards, regional managers and members of senior management attend company-wide strategy sessions each year. In addition, management personnel attend various industry-sponsored leadership and management seminars and receive continuing education on the products we distribute.

Compliance with Policies. Each Rush Truck Center is audited regularly for compliance with corporate policies and procedures. These internal audits objectively measure dealership performance with respect to corporate expectations in the management and administration of sales, commercial vehicle inventory, parts inventory, parts sales, service sales, body shop sales, corporate policy compliance, human resources compliance and environmental and safety compliance matters.

Purchasing and Suppliers. Because of our size, we benefit from volume purchases at favorable prices that permit us to achieve a competitive pricing position in the industry. We purchase our commercial vehicle inventory and proprietary parts and accessories directly from the applicable vehicle manufacturer, wholesale distributors, or other sources that provide the most favorable pricing. Most purchasing commitments are negotiated by personnel at our corporate headquarters. Historically, we have been able to negotiate favorable pricing levels and terms, which enable us to offer competitive prices for our products.

Commercial Vehicle Inventory Management. We utilize our management information systems to monitor the inventory level of commercial vehicles at each of our dealerships and transfer new and used commercial vehicle inventory among Rush Truck Centers as needed.

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

Recent Acquisitions

On December 14, 2017, we acquired certain assets of Transwest San Diego, LLC, which included a Ford truck franchise in San Diego, California. The transaction was valued at approximately $2.2 million, with the purchase price paid in cash.

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

●	price, value, quality and design of the products sold; and

●	our attention to customer service (including technical service).

Our dealerships compete with dealerships representing other manufacturers including commercial vehicles manufactured by Mack, Freightliner, Kenworth, Volvo, and Western Star. We believe that our dealerships are able to compete with manufacturer-owned dealers, other franchised dealership groups, independent service centers, parts wholesalers, commercial vehicle wholesalers, rental service companies and industrial auctioneers in distributing our products and providing service because of the following: the overall quality and reputation of the products we sell; the “Rush” brand name recognition and reputation for quality service; the geographic scope of our dealership network; the breadth of commercial vehicles offered in our dealership network; and our ability to provide comprehensive Aftermarket Products and Services, as well as financing, insurance and other customer services.

Dealership Agreements

Peterbilt. We have entered into nonexclusive dealership agreements with Peterbilt that authorize us to act as a dealer of Peterbilt heavy- and medium-duty trucks. Our Peterbilt areas of responsibility currently encompass areas in the states of Alabama, Arizona, California, Colorado, Florida, Kentucky, New Mexico, Nevada, Oklahoma, Tennessee and Texas. These dealership agreements currently have terms expiring between June 2018 and March 2019 and impose certain operational obligations and financial requirements upon us and our dealerships. Our dealership agreements with Peterbilt may be terminated by Peterbilt in the event that the aggregate voting power of W. Marvin Rush, W.M. “Rusty” Rush, other members of the Rush family and certain executives of the Company decreases below 22%. Sales of new Peterbilt commercial vehicles accounted for approximately 37.4% of our total revenues for 2017.

International. We have entered into nonexclusive dealership agreements with Navistar that authorize us to act as a dealer of International heavy- and medium-duty trucks and, in certain markets, IC buses. Our Navistar areas of responsibility currently encompass areas in the states of Georgia, Idaho, Illinois, Indiana, Missouri, North Carolina, Ohio, Utah and Virginia. These dealership agreements currently have terms expiring between July 2018 and May 2023 and impose certain operational obligations and financial requirements upon us and our dealerships. Sales of new International commercial vehicles accounted for approximately 9.2% of our total revenues for 2017.

Other Commercial Vehicle Suppliers. In addition to our dealership agreements with Peterbilt and Navistar, various Rush Truck Centers have entered into dealership agreements with other commercial vehicle manufacturers, including Blue Bird, Micro Bird and Mitsubishi Fuso, which currently have terms expiring between March 2018 and November 2018 and Ford, Hino and Isuzu, which have perpetual terms. These dealership agreements impose operating requirements upon us and require consent from the affected supplier for the sale or transfer of our franchise. Sales of new non-Peterbilt and non-International commercial vehicles accounted for approximately 10.8% of our total revenues for 2017.

Any termination or nonrenewal of our dealership agreements must follow certain guidelines established by both state and federal legislation designed to protect motor vehicle dealers from arbitrary termination or nonrenewal of franchise agreements. The federal Automobile Dealers Day in Court Act and other similar state laws generally provide that the termination or nonrenewal of a motor vehicle dealership agreement must be done in “good faith” and upon a showing of “good cause” by the manufacturer for such termination or nonrenewal, as such terms have been defined by statute and interpreted in case law.

Floor Plan Financing

Most of our commercial vehicle purchases are made on terms requiring payment to the manufacturer within 15 days or less from the date the commercial vehicles are invoiced from the factory. We finance the majority of all new commercial vehicle inventory and the loan value of our used commercial vehicle inventory under a credit agreement (the “Floor Plan Credit Agreement”) with BMO Harris Bank N.A. The Floor Plan Credit Agreement includes an aggregate loan commitment of $875.0 million. Borrowings under the Floor Plan Credit Agreement bear interest at an annual rate equal to (A) the greater of (i) zero and (ii) three month LIBOR rate, determined on the last day of the prior month, plus (B) 1.51% and are payable monthly. In addition, we are required to pay a monthly working capital fee equal to 0.16% per annum multiplied by the amount of voluntary prepayments of new and used inventory loans. Loans under the Floor Plan Credit Agreement for the purchase of used inventory are limited to $150.0 million. We may terminate the Floor Plan Credit Agreement at any time, although if we do so we must pay a prepayment processing fee equal to: (i) 1.0% of the aggregate revolving loan commitments if such termination occurs prior to July 1, 2018; or (ii) $500,000 if such termination occurs after July 1, 2018 and prior to June 30, 2019, subject to specified limited exceptions. On December 31, 2017, we had approximately $656.1 million outstanding under the Floor Plan Credit Agreement. The average daily outstanding borrowings under the Floor Plan Credit Agreement were $558.4 million during the year ended December 31, 2017. Periodically, we utilize our excess cash on hand to pay down our outstanding borrowings under the Floor Plan Credit Agreement, and the resulting interest earned is recognized as an offset to our gross interest expense under the Floor Plan Credit Agreement.

In June 2012, we entered into a wholesale financing agreement with Ford Motor Credit Company that provides for the financing of, and is collateralized by, our Ford new vehicle inventory. This wholesale financing agreement bears interest at a rate of Prime plus 150 basis points minus certain incentives and rebates; however, the prime rate is defined to be a minimum of 3.75%. As of December 31, 2017, the interest rate on the wholesale financing agreement was 5.25% before considering the applicable incentives. As of December 31, 2017, we had an outstanding balance of approximately $82.0 million under the Ford Motor Credit Company wholesale financing agreement.

Product Warranties

The manufacturers we represent provide retail purchasers of their products with a limited warranty against defects in materials and workmanship, excluding certain specified components that are separately warranted by the suppliers of such components. We provide a warranty on our proprietary line of parts and related service. We also provide an extended warranty beyond the manufacturer’s warranty on new Blue Bird school buses that we sell in the State of Texas, as required by state law.

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

Trademarks

The trademarks and trade names of the manufacturers we represent, which are used in connection with our marketing and sales efforts, are subject to limited licenses included in our dealership agreements with each manufacturer. The licenses are for the same periods as our dealership agreements. These trademarks and trade names are widely recognized and are important in the marketing of our products. Each licensor engages in a continuous program of trademark and trade name protection. We hold registered trademarks from the U.S. Patent and Trademark Office for the following names used in this document: “Rush Enterprises,” “Rush Truck Center” and “Momentum Fuel Technologies.”

Employees

On December 31, 2017, we had 6,825 employees.

We have entered into collective bargaining agreements covering certain employees in Joliet, Illinois, which will expire on May 5, 2018, Carol Stream, Illinois, which will expire on May 4, 2019 and Chicago, Illinois, which will expire on May 8, 2021.

There have been no strikes, work stoppages or slowdowns during the negotiations of the foregoing collective bargaining agreements or at any time in the Company’s history, although no assurances can be given that such actions will not occur.

Seasonality

Our Truck Segment is moderately seasonal. Seasonal effects on new commercial vehicle sales related to the seasonal purchasing patterns of any single customer type are mitigated by the diverse geographic locations of our dealerships and our diverse customer base, including regional and national fleets, local and state governments, corporations and owner-operators. However, commercial vehicle Aftermarket Products and Services operations historically have experienced higher sales volumes in the second and third quarters.

Backlog

On December 31, 2017, our backlog of commercial vehicle orders was approximately $1,074.4 million, compared to a backlog of commercial vehicle orders of approximately $830.3 million on December 31, 2016. Our backlog is determined quarterly by multiplying the number of new commercial vehicles for each particular type of commercial vehicle ordered by a customer at our Rush Truck Centers by the recent average selling price for that type of commercial vehicle. We include only confirmed orders in our backlog. However, such orders are subject to cancellation. In the event of order cancellation, we have no contractual right to the total revenues reflected in our backlog. The delivery time for a custom-ordered commercial vehicle varies depending on the truck specifications and demand for the particular model ordered. We sell the majority of our new heavy-duty commercial vehicles by customer special order and we sell the majority of our medium- and light-duty commercial vehicles out of inventory. Orders from a number of our major fleet customers are included in our backlog as of December 31, 2017, and we expect to fill the majority of our backlog orders during 2018.

Environmental Standards and Other Governmental Regulations

We are subject to federal, state and local environmental laws and regulations governing the following: discharges into the air and water; the operation and removal of underground and aboveground storage tanks; the use, handling, storage and disposal of hazardous substances, petroleum and other materials; and the investigation and remediation of environmental impacts. As with commercial vehicle dealerships generally, and vehicle service, parts and body shop operations in particular, our business involves the generation, use, storage, handling and contracting for recycling or disposal of hazardous materials or wastes and other environmentally sensitive materials. We have incurred, and will continue to incur, capital and operating expenditures and other costs in complying with such laws and regulations.

Our operations involving the use, handling, storage and disposal of hazardous and nonhazardous materials are subject to the requirements of the federal Resource Conservation and Recovery Act, or RCRA, and comparable state statutes. Pursuant to these laws, federal and state environmental agencies have established approved methods for handling, storage, treatment, transportation and disposal of regulated substances with which we must comply. Our business also involves the operation and use of aboveground and underground storage tanks. These storage tanks are subject to periodic testing, containment, upgrading and removal under RCRA and comparable state statutes. Furthermore, investigation or remediation may be necessary in the event of leaks or other discharges from current or former underground or aboveground storage tanks.

We may also have liability in connection with materials that were sent to third-party recycling, treatment, or disposal facilities under the federal Comprehensive Environmental Response, Compensation and Liability Act, or CERCLA, and comparable state statutes. These statutes impose liability for investigation and remediation of environmental impacts without regard to fault or the legality of the conduct that contributed to the impacts. Responsible parties under these statutes may include the owner or operator of the site where impacts occurred and companies that disposed, or arranged for the disposal, of the hazardous substances released at these sites. These responsible parties also may be liable for damages to natural resources. In addition, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the release of hazardous substances or other materials into the environment.

The federal Clean Water Act and comparable state statutes require containment of potential discharges of oil or hazardous substances, and require preparation of spill contingency plans. Water quality protection programs govern certain discharges from some of our operations. Similarly, the federal Clean Air Act and comparable state statutes regulate emissions of various air emissions through permitting programs and the imposition of standards and other requirements.

The Environmental Protection Agency (“EPA”) and the National Highway Traffic Safety Administration (“NHTSA”), on behalf of the U.S. Department of Transportation, issued rules associated with reducing greenhouse gas (“GHG”) emissions and improving the fuel efficiency of medium and heavy-duty trucks and buses for model years 2021 through 2027.  We do not believe that these rules will negatively impact our business, however, future legislation or other new regulations that may be adopted to address GHG emissions or fuel efficiency standards may negatively impact our business.  Additional regulations could result in increased compliance costs, additional operating restrictions or changes in demand for our products and services, which could have a material adverse effect on our business, financial condition and results of operations.

We do not believe that we currently have any material environmental liabilities or that compliance with environmental laws and regulations will have a material adverse effect on our results of operations, financial condition or cash flows. However, soil and groundwater impacts are known to exist at some of our dealerships. Further, environmental laws and regulations are complex and subject to change. In addition, in connection with acquisitions, it is possible that we will assume or become subject to new or unforeseen environmental costs or liabilities, some of which may be material. In connection with our dispositions, or prior dispositions made by companies we acquire, we may retain exposure for environmental costs and liabilities, some of which may be material. Compliance with current or amended, or new or more stringent, laws or regulations, stricter interpretations of existing laws or the future discovery of environmental conditions could require additional expenditures by us, and those expenditures could be material.

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

At certain Rush Truck Centers, we operate as a dealer of Peterbilt trucks and parts pursuant to dealership agreements with Peterbilt, a division of PACCAR. We have no control over the management or operation of Peterbilt or PACCAR. During 2017, the majority of our revenues resulted from sales of trucks purchased from Peterbilt and parts purchased from PACCAR Parts. Due to our dependence on PACCAR and Peterbilt, we believe that our long-term success depends, in large part, on the following:

●	our ability to maintain our dealership agreements with Peterbilt;

●	the manufacture and delivery of competitively-priced, high quality Peterbilt trucks in quantities sufficient to meet our requirements;

●	the overall success of PACCAR and Peterbilt;

●	PACCAR’s continuation of its Peterbilt division; and

●	the maintenance of goodwill associated with the Peterbilt brand, which can be adversely affected by decisions made by PACCAR, Peterbilt and the owners of other Peterbilt dealerships.

A negative change in any of the preceding, or a change in control of PACCAR, could have a material adverse effect on our operations, revenues and profitability.

We are dependent upon Navistar for the supply of International trucks and parts and IC buses and parts, the sale of which generate a significant portion of our revenues.

At certain Rush Truck Centers, we operate as a dealer of International trucks and parts and IC buses and parts pursuant to dealership agreements with International and IC Bus, each of which are divisions of Navistar. We have no control over the management or operation of International, IC Bus or Navistar. During 2017, a significant portion of our revenues resulted from sales of trucks purchased from International, buses purchased from IC Bus and parts purchased from Navistar. Due to our dependence on Navistar, International and IC Bus, we believe that our long-term success depends, in large part, on the following:

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

We have entered into nonexclusive dealership agreements with Peterbilt that authorize us to act as a dealer of Peterbilt trucks. Peterbilt may terminate our dealership agreements in the event of a change of control of the Company or if we violate any number of provisions in the dealership agreements. Under our Peterbilt dealership agreements, the following constitute a change of control: (i) with respect to the election of directors, the aggregate voting power held by W. Marvin Rush, W. M. “Rusty” Rush, Barbara Rush, Robin M. Rush, David C. Orf, James Thor, Martin A. Naegelin, Scott Anderson, Derrek Weaver, Steven Keller, Corey Lowe and Rich Ryan (collectively, the “Dealer Principals”) decreases below 22% (such persons controlled 36.8% of the aggregate voting power with respect to the election of directors as of December 31, 2017); or (ii) any person or entity other than the Dealer Principals and their respective associates, or any person or entity who has been approved in writing by PACCAR, owns common stock with a greater percentage of the voting power with respect to the election of our directors than the Dealer Principals and their respective associates, in the aggregate, or any person other than W. Marvin Rush, W. M. “Rusty” Rush, Robin M. Rush or any person who has been approved in writing by PACCAR holds the office of Chairman of the Board, President or Chief Executive Officer of the Company. We have no control over the transfer or disposition by W. Marvin Rush, W.M. “Rusty” Rush, or by either of their estates, of their common stock. If W. Marvin Rush or W.M. “Rusty” Rush were to sell their Class B Common Stock or bequest their Class B Common Stock to a person or entity other than the Dealer Principles, or if their estates are required to liquidate their Class B Common Stock that they own directly or indirectly, to pay estate taxes or otherwise, the change of control provisions of the Peterbilt dealership agreements may be triggered, which would give Peterbilt the right to terminate our dealership agreements. If our dealership agreements with Peterbilt are terminated, we will lose the right to purchase Peterbilt products and operate as an authorized Peterbilt dealer, which would have a material adverse effect on our operations, revenues and profitability.

Our dealership agreements are non-exclusive and have relatively short terms which could result in nonrenewal or imposition of less favorable terms upon renewal.

Our dealership agreements generally do not provide us with exclusive dealerships in any of the areas of responsibility assigned in each dealer agreement. The manufacturers we represent could elect to create additional dealers in our areas of responsibility in the future, subject to restrictions imposed by state laws. While dealership agreements typically restrict dealers from operating franchised sales or service facilities outside their areas of responsibility, such agreements do not restrict sales or marketing activity outside the areas of responsibility. Accordingly, we engage in sales and other marketing activities outside our assigned areas of responsibility and other dealers engage in similar activities within our areas of responsibility.

Our dealership agreements with the manufacturers we represent have current terms expiring between March 2018 and May 2023. Upon expiration of each agreement, we must negotiate a renewal. Management expects that, consistent with in some cases decades of past practice, each of our dealership agreements will be renewed or otherwise extended before its termination date, provided that we do not breach any of the material terms of such agreement.

Management attempts to mitigate the risk that any manufacturer would not renew a dealership agreement by providing superior representation of each brand that we represent in each of our areas of responsibility. We deliver superior representation to our manufacturers by continuously investing substantial capital into our dealership locations, marketing and personnel. Senior members of our management team also communicate with management of the manufacturers that we represent on a regular basis, which we believe allows us to identify any potentially problematic issues as early as possible so that we can begin working on solutions that are mutually agreeable. In addition to the proactive steps that management takes, the risks that our dealership agreements will not be renewed are also mitigated by dealer protection laws that exist in each of the states that our dealerships are located. Many of these state dealer franchise laws restrict manufacturers’ ability to refuse to renew dealership agreements or to impose new terms upon renewal. However, to the extent such laws did allow for nonrenewal or the imposition of new terms, the relatively short terms would give manufacturers the opportunity to exercise such rights. Any nonrenewal or imposition of less favorable terms upon renewal could have an adverse impact on our business and in the case of the Peterbilt or Navistar dealership agreements, would have an adverse impact on our business.

If state dealer laws are repealed or weakened, our dealerships will be more susceptible to termination, nonrenewal or renegotiation of their dealership agreements.

We depend on our vehicle dealership agreements for a substantial portion of our revenues and profitability. State dealer laws generally provide that a manufacturer may not terminate or refuse to renew a dealership agreement unless it has first provided the dealer with written notice setting forth good cause and stating the grounds for termination or nonrenewal. Vehicle manufacturers’ lobbying efforts may lead to the repeal or revision of state motor vehicle dealer laws. If motor vehicle dealer laws are repealed or amended in the states in which we operate dealerships, the manufacturers we represent may be able to terminate our vehicle dealership agreements without providing advance notice, an opportunity to cure or a showing of good cause. Without the protection of state dealer laws, or if such laws are weakened, we will be subject to higher risk of termination or nonrenewal of our vehicle dealership agreements. Termination or nonrenewal of our vehicle dealership agreements would have a material adverse effect on our operations, revenues and profitability.

We may be required to obtain additional financing to maintain adequate inventory levels.

Our business requires new and used commercial vehicle inventories held for sale to be maintained at dealer locations in order to facilitate immediate sales to customers on demand. We generally purchase new and used commercial vehicle inventories with the assistance of floor plan financing agreements. Our primary floor plan financing agreement, the Floor Plan Credit Agreement, expires on June 30, 2019 and may be terminated without cause upon 120 days’ notice. In the event that our floor plan financing becomes insufficient to satisfy our future requirements or our floor plan providers are unable to continue to extend credit under our floor plan agreements, we would need to obtain similar financing from other sources. There is no assurance that such additional floor plan financing or alternate financing could be obtained on commercially reasonable terms.

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

We have a substantial amount of goodwill on our balance sheet as a result of acquisitions we have completed. Approximately 99% of this goodwill is concentrated in our Truck Segment. The carrying value of goodwill represents the fair value of an acquired business in excess of identifiable assets and liabilities as of the acquisition date. Goodwill is not amortized, but instead is evaluated for impairment at least annually, or more frequently if potential interim indicators exist that could result in impairment. In testing for impairment, if the carrying value of a reporting unit exceeds its current fair value as determined based on the discounted future cash flows of the reporting unit, the goodwill is considered impaired and is reduced to fair value via a non-cash charge to earnings. Events and conditions that could result in impairment include weak economic activity, adverse changes in the regulatory environment, any matters that impact the ability of the manufacturers we represent to provide us with commercial vehicles or parts, issues with our franchise rights, or other factors leading to reductions in expected long-term sales or profitability. Determination of the fair value of a reporting unit includes developing estimates that are highly subjective and incorporate calculations that are sensitive to minor changes in underlying assumptions. Changes in these assumptions or a change in the Company’s reportable segments could result in an impairment charge in the future, which could have a significant adverse impact on our reported earnings.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates — Goodwill” for more information regarding the potential impact of changes in assumptions.

Our business is subject to a number of economic risks.

New and used commercial vehicle retail sales tend to experience periods of decline when general economic conditions worsen. We may experience sustained periods of decreased commercial vehicle sales in the future. Any decline or change of this type could materially affect our business, financial condition and results of operations. In addition, adverse regional economic and competitive conditions in the geographic markets in which we operate could materially adversely affect our business, financial condition and results of operations. Our new commercial vehicle sales volume therefore may differ from industry sales fluctuations.

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

We depend on relationships with the manufacturers we represent and component suppliers for sales incentives, discounts and similar programs which are material to our operations.

We depend on the manufacturers we represent and component suppliers for sales incentives, discounts, warranties and other programs that are intended to promote the sales of their commercial vehicles or our use of their components in the vehicles we sell. Most of the incentives and discounts are individually negotiated and not always the same as those made available to commercial vehicle manufacturers or our competitors. These incentives and discounts are material to our operations. A reduction or discontinuation of a commercial vehicle manufacturer’s or component supplier’s incentive program could have a material adverse effect on our profitability.

We are dependent on the ongoing success of the manufacturers we represent and adverse conditions affecting the manufacturers we represent may negatively impact our revenues and profitability.

The success of each of our dealerships is dependent on the manufacturers represented at each dealership. Our ability to sell new vehicles that satisfy our customers’ demands and replacement parts is dependent on the ability of the manufacturers we represent to produce and deliver new vehicles and replacement parts to our dealerships. Additionally, our dealerships perform warranty work for vehicles under manufacturer product warranties, which are billed to the appropriate vehicle manufacturer or component supplier as opposed to invoicing our customer. We generally have significant receivables from vehicle manufacturers and component suppliers for warranty and service work performed for our customers. In addition, we rely on vehicle manufacturers and component suppliers to varying extents for product training, marketing materials, and other items for our stores. Our business, results of operations, and financial condition could be materially adversely affected as a result of any event that has a material adverse effect on the vehicle manufacturers or component suppliers we represent.

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

Actions taken in response to continued operational losses by manufacturers we represent, including bankruptcy or reorganizations, could have a material adverse effect on our sales volumes and profitability. In addition, such actions could lead to the impairment of one or more of our franchise rights, inventories, fixed assets and other related assets, which in turn could have a material adverse effect on our financial condition and results of operations. For example, General Motors made the decision to terminate its medium-duty GMC truck production and wind-down our medium-duty GMC truck franchises in 2009, which forced us to take a significant pre-tax asset impairment charge. Actions taken in response to continued operational losses by manufacturers we represent, including bankruptcy or reorganizations, could also eliminate or reduce such manufacturers’ indemnification obligations to our dealerships, which could increase our risk in products liability actions.

The dollar amount of our backlog, as stated at any given time, is not necessarily indicative of our future earnings.

As of December 31, 2017, our backlog of new commercial vehicle orders was approximately $1,074.4 million. Our backlog is determined quarterly by multiplying the number of new commercial vehicles for each particular type of commercial vehicle ordered by a customer at our Rush Truck Centers by the recent average selling price for that type of commercial vehicle. We only include confirmed orders in our backlog. However, such orders are subject to cancellation. In the event of order cancellation, we have no contractual right to the total revenues reflected in our backlog.

Reductions in backlog due to cancellation by a customer or for other reasons will adversely affect, potentially to a material extent, the revenue and profit we actually receive from orders projected in our backlog. If we were to experience significant cancellations of orders in our backlog, our financial condition could be adversely affected.

Our growth strategies may be unsuccessful if we are unable to successfully execute our strategic initiatives or identify and complete future acquisitions.

Over the past few years, we have spent significant resources and efforts attempting to grow and enhance our Aftermarket Products and Services business and increase profitability through new business process management initiatives.  These efforts require timely and continued investment in technology, facilities, personnel and financial and management systems and controls.  We may not be successful in implementing all of the processes that are necessary to support any of our growth initiatives, which could result in our expenses increasing disproportionately to our incremental revenues, causing our operating margins and profitability to be adversely affected.

Historically, we have achieved a significant portion of our growth through acquisitions and we will continue to consider potential acquisitions on a selective basis.  There can be no assurance that we will be able to identify suitable acquisition opportunities in the future or that we will be able to consummate any such transactions on terms and conditions acceptable to us.  Moreover, there can be no assurance that we will obtain manufacturers’ consents to acquisitions of additional franchises.

Our dealerships are subject to federal, state and local environmental regulations that may result in claims and liabilities, which could be material.

We are subject to the following federal, state and local environmental laws and regulations governing the following: discharges into the air and water; the operation and removal of underground and aboveground storage tanks; the use, handling, storage and disposal of hazardous substances, petroleum and other materials; and the investigation and remediation of contamination. As with commercial vehicle dealerships generally, and service, parts and body shop operations in particular, our business involves the generation, use, storage, handling and contracting for recycling or disposal of hazardous materials or wastes and other environmentally sensitive materials. Any non-compliance with these laws and regulations could result in significant fines, penalties and remediation costs which could adversely affect our results of operations, financial condition or cash flows.

We may also have liability in connection with materials that were sent to third party recycling, treatment, or disposal facilities under federal and state statutes. Applicable laws may make us responsible for liability relating to the investigation and remediation of contamination without regard to fault or the legality of the conduct that contributed to the contamination. In connection with our acquisitions, it is possible that we will assume or become subject to new or unforeseen environmental costs or liabilities, some of which may be material. In connection with dispositions of businesses, or dispositions previously made by companies we acquire, we may retain exposure for environmental costs and liabilities, some of which may be material.

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

We rely upon our information technology systems to manage all aspects of our business, including processing and recording sales to, and payments from, customers, managing inventory, communicating with manufacturers and vendors and financial reporting. Any inability to manage these systems, including with respect to matters related to system and data security, privacy, reliability, compliance, performance and access, as well as any inability of these systems to fulfill their intended purpose within our business, could have an adverse effect on our business. In addition, in the ordinary course of business, we collect and store sensitive data and information, including our proprietary business information and that of our customers, suppliers and business partners, as well as personally identifiable information about our employees. Despite the security measures we have in place, our facilities and systems, and those of our third-party service providers, could be vulnerable to security breaches, computer viruses, lost or misplaced data, programming errors, human errors, acts of vandalism or other events. Any security breach or event resulting in the misappropriation, loss, or other unauthorized disclosure of confidential information, whether by us directly or our third-party service providers, could adversely affect our business operations, sales, reputation with current and potential customers, associates or vendors and result in litigation or regulatory actions, all of which could have a material adverse effect on our business and reputation.

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

Collectively, W. Marvin Rush and W. M. “Rusty” Rush and their affiliates own approximately 0.6% of our issued and outstanding shares of Class A Common Stock and 43.5% of our issued and outstanding Class B Common Stock. W. Marvin Rush and W.M. “Rusty” Rush collectively control approximately 35.0% of the aggregate voting power of our outstanding shares and voting power which is substantially more than any other person or group. The interests of W. Marvin Rush and W.M. “Rusty” Rush may not be consistent with the interests of all shareholders, or each other. As a result of such ownership, W. Marvin Rush and W.M. “Rusty” Rush have the power to effectively control the Company, including the election of directors, the determination of matters requiring shareholder approval and other matters pertaining to corporate governance.

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

The market price of our Class B Common Stock has historically been lower than the market price of our Class A Common Stock. The volume of trading in our Class B Common Stock varies greatly and may often be light. As of December 31, 2017, the three-month average daily trading volume of our Class B Common Stock was approximately 12,900 shares, with several days having a trading volume below 5,000 shares. If any large shareholder were to begin selling shares in the market, the added available supply of shares could cause the market price of our Class B Common Stock to drop. In addition, the lack of a robust resale market may require a shareholder to sell a large number of shares of our Class B Common Stock in increments over time to mitigate any adverse impact of the sales on the market price of our Class B Common Stock.

Item 1B. Unresolved Staff Comments

None.

Item 2.	Properties

Our corporate headquarters are located in New Braunfels, Texas. As of December 2017, we also own or lease numerous facilities used in our operations in the following states: Alabama, Arizona, California, Colorado, Florida, Georgia, Idaho, Illinois, Indiana, Kansas, Kentucky, Missouri, New Mexico, Nebraska, Nevada, North Carolina, Ohio, Oklahoma, Pennsylvania, Tennessee, Texas, Utah and Virginia.

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

	2017		2016
	High	Low	High	Low
Class A Common Stock

First Quarter	$36.14	$30.36	$22.20	$14.19
Second Quarter	39.21	31.99	22.88	16.54
Third Quarter	47.00	36.64	25.09	20.58
Fourth Quarter	54.11	45.64	34.11	21.99

Class B Common Stock

First Quarter	$33.32	$28.99	$22.08	$14.20
Second Quarter	36.50	30.41	21.86	16.47
Third Quarter	44.31	35.30	25.00	20.22
Fourth Quarter	51.39	43.14	31.56	22.14

As of February 12, 2018, there were approximately 23 record holders of Class A Common Stock and approximately 30 record holders of Class B Common Stock.

We did not pay dividends during the fiscal year ended December 31, 2017, or the fiscal year ended December 31, 2016. Our Board of Directors intends to retain any earnings to support operations, repurchase shares of our common stock and to finance strategic initiatives. Any future determination as to the payment of dividends will be at the discretion of our Board of Directors and will depend on our financial condition, results of operations, capital requirements and such other factors as the Board of Directors deems relevant.

As of December 31, 2017, we have not sold any securities in the last three years that were not registered under the Securities Act.

A summary of the Company’s stock repurchase activity for the fourth quarter of 2017 is as follows:

Period			Total Number of Shares Purchased (1)(2)(3)	Average Price Paid Per Share (1)		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (3)
October 1	–	October 31, 2017	30,765	$45.01	(4)	30,765	$7,747,329
November 1	–	November 30, 2017	59,930	46.91	(5)	59,930	4,934,255
December 1	–	December 31, 2017	49,947	47.46	(6)	49,947	37,627,810
Total			140,642			140,642	37,627,810

(1)	The calculation of the average price paid per share does not give effect to any fees, commissions or other costs associated with the repurchase of such shares.
(2)	The shares represent Class B Common Stock repurchased by the Company.
(3)

The Company repurchased shares under a stock repurchase program announced on November 30, 2016, which authorized the repurchase of up to $40.0 million of its shares of Class A Common Stock and/or Class B Common Stock. The Company repurchased $35.1 million of its shares of Class B Common Stock under this stock repurchase program prior to its expiration on November 30, 2017. The Company announced a new $40.0 million stock program on November 30, 2017, which authorizes the repurchase of up to $40.0 million of its shares of Class A Common Stock and/or Class B Common Stock and will expire on November 29, 2018.

(4)	Represents 30,765 shares of Class B Common Stock at an average price paid per share of $45.01.
(5)	Represents 59,930 shares of Class B Common Stock at an average price paid per share of $46.91.
(6)	Represents 49,947 shares of Class B Common Stock at an average price paid per share of $47.46.

Information regarding the Company’s equity compensation plans is incorporated by reference from Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters,” of this annual report on Form 10-K, and should be considered an integral part of this Item 5.

Performance Graph

The following graph shows the cumulative 5-Year total return as of December 31, 2017, of a $100 investment in the Company’s common stock made on December 31, 2012 (with dividends reinvested), as compared with similar investments based on (i) the cumulative total returns of the S&P 500 Index (with dividends reinvested) and (ii) the cumulative total returns of a market-weighted Peer Group Index composed of the common stock of PACCAR, Inc., Werner Enterprises, Inc., Penske Automotive Group, Inc. and Lithia Motors, Inc., assuming reinvestment of dividends. The market-weighted Peer Group Index values were calculated from the beginning of the performance period. The historical stock price performance shown below is not necessarily indicative of future stock price performance.

	December 31,
	2012	2013	2014	2015	2016	2017
Rush Enterprises, Inc.	$100.00	$145.32	$158.66	$115.39	$165.40	$260.92
S&P 500	100.00	132.39	150.51	152.59	170.84	208.14
Peer Group	100.00	138.70	162.83	127.48	166.07	189.54

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

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(in thousands, except per share amounts)
SUMMARY OF INCOME STATEMENT DATA
Revenues
New and used commercial vehicle sales	$2,993,015	$2,640,019	$3,360,808	$3,195,873	$2,239,847
Aftermarket products and services sales	1,471,266	1,332,356	1,382,447	1,315,694	988,317
Lease and rental	217,356	208,154	199,867	177,561	129,638
Finance and insurance	17,988	18,582	21,150	19,988	15,320
Other	14,257	15,503	15,461	18,240	11,583
Total revenues	4,713,882	4,214,614	4,979,733	4,727,356	3,384,705
Cost of products sold	3,883,946	3,496,602	4,194,786	3,971,310	2,812,691
Gross profit	829,936	718,012	784,947	756,046	572,014
Selling, general and administrative	631,053	587,778	619,268	573,670	450,340
Depreciation and amortization	50,069	51,261	43,859	40,786	29,925
(Loss) gain on sale of assets	(105)	1,755	(544)	151	5
Operating income	148,709	80,728	121,276	141,741	91,754
Interest expense, net	12,310	14,279	13,473	11,198	10,693
Income before income taxes	136,399	66,449	107,803	130,543	81,061
(Benefit) provision for income taxes	(35,730)	25,867	41,750	50,586	31,844
Net income	$172,129	$40,582	$66,053	$79,957	$49,217

Earnings per common share - Basic:
Net income	$4.34	$1.02	$1.64	$2.01	$1.25

Earnings per common share - Diluted:
Net income	$4.20	$1.00	$1.61	$1.96	$1.22

Weighted average shares outstanding:
Basic	39,627	39,938	40,271	39,783	39,405
Diluted	40,980	40,603	41,093	40,894	40,506

	Year Ended December 31,
	2017	2016	2015	2014	2013
OPERATING DATA
Unit vehicle sales −
New vehicles	25,696	23,627	29,780	27,459	19,931
Used vehicles	7,060	7,008	7,922	7,893	6,405
Total unit vehicles sales	32,756	30,635	37,702	35,352	26,336
Truck lease and rental units (including units under contract maintenance and crane units)	9,182	9,074	9,145	8,073	6,315

	December 31,
	2017	2016	2015	2014	2013
	(in thousands)
BALANCE SHEET DATA
Working capital	$202,891	$118,318	$79,549	$152,517	$207,984
Inventories	1,033,294	840,304	1,061,198	1,024,104	802,220
Total assets	2,890,139	2,603,047	2,852,008	2,675,875	2,151,521

Floor plan notes payable	778,561	646,945	854,758	845,977	593,649
Long-term debt, including current portion	611,528	604,003	647,755	578,254	482,781
Capital lease obligations, including current portion	83,141	84,493	83,765	57,250	45,467
Total shareholders’ equity	1,040,373	862,825	844,897	764,339	665,381

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a full-service, integrated retailer of commercial vehicles and related services. We operate one segment - the Truck Segment. The Truck Segment operates a network of commercial vehicle dealerships primarily under the name “Rush Truck Centers.” Most Rush Truck Centers are a franchised dealer for commercial vehicles manufactured by Peterbilt, International, Hino, Ford, Isuzu, Mitsubishi Fuso, IC Bus or Blue Bird. Through our strategically located network of Rush Truck Centers, we provide one-stop service for the needs of our commercial vehicle customers. We offer an integrated approach to meeting customer needs by providing service, parts and collision repair in addition to new and used commercial vehicle sales and leasing, insurance and financial services, vehicle upfitting, CNG fuel systems and vehicle telematics products.

Our goal is to continue to serve as the premier service solutions provider to the end-users of commercial vehicles. Our strategic efforts to achieve this goal include continuously expanding our portfolio of Aftermarket Products and Services, broadening the diversity of our commercial vehicle product offerings and extending our network of Rush Truck Centers. Our commitment to provide innovative solutions to service our customers’ needs continues to drive our strong Aftermarket Products and Services revenues.

Our Aftermarket Products and Services include a wide range of capabilities and products such as providing parts, service and collision repair at certain of our Rush Truck Centers, a fleet of mobile service units, technicians who work in our customers’ facilities, a proprietary line of commercial vehicle parts and accessories, vehicle upfitting, a broad range of diagnostic and analysis capabilities, a suite of telematics products, factory-certified service for alternative fuel vehicles and assembly service for specialized bodies and equipment. Aftermarket Products and Services accounted for 64.7% of our total gross profits in 2017.

Summary of 2017

Our results of operations for the year ended December 31, 2017 are summarized below as follows:

●	Our gross revenues totaled $4,713.9 million in 2017, an 11.8% increase from gross revenues of $4,214.6 million in 2016.

●	Gross profit increased $111.9 million, or 15.6%, in 2017, compared to 2016. Gross profit as a percentage of sales increased to 17.6% in 2017, from 17.0% in 2016.

●	Our Class 8 heavy-duty unit sales, which accounted for 6.6% of the total U.S. market, increased 21.0% in 2017 over 2016.

●	Our 2017 Class 4-7 medium-duty unit sales, which accounted for 4.5% of the total U.S. market, decreased 1.6% over 2016. Light-duty truck unit sales decreased 0.9% compared to 2016.

●	Aftermarket Products and Services revenues were $1,471.3 million in 2017, compared to $1,332.4 million in 2016.

●	Selling, General and Administrative expenses increased $43.3 million, or 7.4%, in 2017, compared to 2016.

2018 Outlook

According to A.C.T. Research Co., LLC (“A.C.T. Research”), a commercial vehicle industry data and forecasting service provider, U. S. Class 8 retail sales are estimated to total 247,000 units in 2018, a 25.2% increase compared to 197,226 units in 2017. We expect our market share of Class 8 commercial vehicle sales to range between 5.7% to 6.2% in 2018.

According to A.C.T. Research, U. S. Class 4 through 7 retail sales are estimated to total 244,750 units in 2018, up 1.1% over 2017. We believe our Class 4 through 7 commercial vehicle sales will remain stable through 2018.

We continue to make progress on strategic initiatives to increase our Aftermarket Products and Services revenue.  We believe our Aftermarket Products and Services revenue will increase 9% to 10% in 2018, compared to 2017.

Key Performance Indicator

Absorption Ratio. Management uses several performance metrics to evaluate the performance of our commercial vehicle dealerships and considers Rush Truck Centers’ “absorption ratio” to be of critical importance. Absorption ratio is calculated by dividing the gross profit from the parts, service and body shop departments by the overhead expenses of all of a dealership’s departments, except for the selling expenses of the new and used commercial vehicle departments and carrying costs of new and used commercial vehicle inventory. When 100% absorption is achieved, all of the gross profit from the sale of a commercial vehicle, after sales commissions and inventory carrying costs, directly impacts operating profit. Our commercial vehicle dealerships achieved a 121.0% absorption ratio for the year ended December 31, 2017 and 112.2% absorption ratio for the year ended December 31, 2016.

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

Goodwill was tested for impairment during the fourth quarter of 2017 and no impairment was required. The fair value of our reporting unit exceeded the carrying value of its net assets. As a result, we were not required to conduct the second step of the impairment test. We do not believe our reporting unit is at risk of failing step one of the impairment test.

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

New Accounting Standards

In March 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-09, “Improvements to Employee Share-Based Payment Accounting (Topic 718),” which changed the accounting for certain aspects of share-based payments to employees. We adopted the new standard on January 1, 2017. The new guidance requires excess tax benefits and tax deficiencies to be recorded in the income statement when the awards vest or are settled. We recorded excess tax benefits of $5.3 million in the year ended December 31, 2017, which was recorded in our Consolidated Statements of Income. In addition, cash flows related to excess tax benefits will no longer be separately classified as a financing activity apart from other income tax cash flows. The standard also allows us to repurchase more of an employee’s shares for tax withholding purposes without triggering liability accounting, clarifies that all cash payments made on an employee’s behalf for withheld shares should be presented as a financing activity on our cash flows statement, and provides an accounting policy election to account for forfeitures as they occur. We did not elect to make an accounting policy change to recognize forfeitures as they occur and will continue to estimate forfeitures. We adopted the amendments related to ASU 2016-09 prospectively and prior periods have not been adjusted.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842),” which is intended to increase the transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. In order to meet that objective, the new standard requires recognition of the assets and liabilities that arise from leases. A lessee will be required to recognize on the balance sheet the assets and liabilities for leases with lease terms of more than 12 months.  The new standard is effective for public companies for fiscal years beginning after December 15, 2018, and interim periods within those years, with early adoption permitted. We will adopt ASU 2016-02 on January 1, 2019. We are in the process of evaluating the effect that adopting this standard will have on our financial statements and related disclosures. We currently expect that most of our operating lease commitments will be subject to the new standard and recognized as right-of-use assets and operating lease liabilities upon our adoption of ASU 2016-02, which will increase our total assets and total liabilities that we report relative to such amounts prior to adoption.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” which amended the accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled to when products are transferred to customers. ASU 2014-09 will be effective for us beginning in our first quarter of 2018. The ASU provides two transition methods: (i) retrospectively to each prior reporting period presented; or (ii) modified retrospectively with the cumulative effect of initially applying this ASU recognized at the date of initial application. We adopted ASU 2014-09 on January 1, 2018 and will use the modified retrospective method.

In 2016, we established a cross-functional team with representatives from our major revenue streams to review our current accounting policies and practices, assess the effect of the standard on our revenue contracts and identify potential differences. Our revenues are primarily generated from the sale of finished products to customers. Those sales predominantly contain a single delivery element and revenue for such sales is recognized when the customer obtains control of the finished product or service. The team has identified our material revenue streams to be the sale of new and used commercial vehicles; arrangement of associated commercial vehicle financing and insurance contracts; the performance of commercial vehicle repair services; and the sale of commercial vehicle parts. The implementation team evaluated the additional disclosure requirements of ASU 2014-09, as well as the adequacy of our underlying accounting and financial reporting systems and processes necessary to support the recognition and disclosure requirements. We do not expect the adoption of ASU 2014-09 to materially impact our consolidated financial statements.

Results of Operations

The following discussion and analysis includes our historical results of operations for 2017, 2016 and 2015. The following table sets forth for the years indicated certain financial data as a percentage of total revenues:

	Year Ended December 31,
	2017	2016	2015

New and used commercial vehicle sales	63.5%	62.6%	67.5%
Aftermarket products and services sales	31.2	31.6	27.8
Lease and rental	4.6	5.0	4.0
Finance and insurance	0.4	0.4	0.4
Other	0.3	0.4	0.3
Total revenues	100.0	100.0	100.0

Cost of products sold	82.4	83.0	84.2
Gross profit	17.6	17.0	15.8

Selling, general and administrative	13.4	13.9	12.4
Depreciation and amortization	1.0	1.2	0.9
Operating income	3.2	1.9	2.5
Interest expense, net	0.3	0.3	0.3
Income from continuing operations before income taxes	2.9	1.6	2.2
Provision for income taxes	(0.8)	0.6	0.8
Net income	3.7%	1.0%	1.4%

The following table sets forth the unit sales and revenue for new heavy-duty, new medium-duty, new light-duty and used commercial vehicles and the absorption ratio for the years indicated (revenue in millions):

				% Change
	2017	2016	2015	2017 vs 2016	2016 vs 2015
Vehicle unit sales:
New heavy-duty vehicles	13,083	10,816	16,874	21.0%	-35.9%
New medium-duty vehicles	10,952	11,135	11,241	-1.6%	-0.9%
New light-duty vehicles	1,661	1,676	1,665	-0.9%	0.7%
Total new vehicle unit sales	25,696	23,627	29,780	8.8%	-20.7%

Used vehicles sales	7,060	7,008	7,922	0.7%	-11.5%

Vehicle revenue:
New heavy-duty vehicles	$1,817.3	$1,455.8	$2,133.2	24.8%	-31.8%
New medium-duty vehicles	806.5	811.7	808.9	-0.6%	0.3%
New light-duty vehicles	64.0	63.6	60.2	0.6%	5.6%
Total new vehicle revenue	$2,687.8	$2,331.1	$3,002.3	15.3%	-22.4%

Used vehicle revenue	$291.5	$289.4	$338.7	0.7%	-14.6%

Other vehicle revenue:(1)	$13.7	$19.5	$19.8	-29.7%	-1.5%

Dealership absorption ratio:	121.0%	112.2%	115.6%	7.8%	-2.9%

(1) Includes sales of truck bodies, trailers and other new equipment.

The following table sets forth for the periods indicated the percent of gross profit by revenue source:

	2017	2016	2015
Gross Profit:
New and used commercial vehicle sales	27.3%	24.6%	28.3%
Aftermarket products and services sales	64.7	67.0	64.1
Lease and rental	4.1	3.6	2.9
Finance and insurance	2.2	2.6	2.7
Other	1.7	2.2	2.0
Total gross profit	100.0%	100.0%	100.0%

Industry

We operate in the commercial vehicle market. There has historically been a high correlation between new product sales in the commercial vehicle market and the rate of change in U.S. industrial production and the U.S. gross domestic product.

Heavy-Duty Truck Market

The U.S. retail heavy-duty truck market is affected by a number of factors, including general economic conditions, fuel prices, other methods of transportation, environmental and other government regulation, interest rate fluctuations and customer business cycles. Unit sales of new commercial vehicles have historically been subject to substantial cyclical variation based on general economic conditions. According to data published by A.C.T. Research, over the last 10 years, total U.S. retail sales of new Class 8 trucks have ranged from a low of approximately 97,000 in 2009 to a high of approximately 253,000 in 2015. Class 8 trucks are defined by the American Automobile Association as trucks with a minimum gross vehicle weight rating above 33,000 pounds.

Typically, Class 8 trucks are assembled by manufacturers utilizing certain components that may be manufactured by other companies, including engines, transmissions, axles, wheels and other components. As commercial vehicles and certain commercial vehicle components have become increasingly complex, the ability to provide service for commercial vehicles has become an increasingly competitive factor in the industry. The ability to provide such service requires a significant capital investment in diagnostic and other equipment, parts inventory and highly trained service personnel. EPA and DOT regulatory guidelines for service processes, including body shop, paint work and waste disposal, require sophisticated equipment to ensure compliance with environmental and safety standards. Differentiation between commercial vehicle dealers has become less dependent on price competition and is increasingly based on a dealer’s ability to offer a wide variety of services to their clients in a timely manner to minimize vehicle downtime. Such services include the following: efficient, conveniently located and easily accessible commercial vehicle service centers with an adequate supply of replacement parts; financing for commercial vehicle purchases; leasing and rental programs; and the ability to accept multiple unit trade-ins related to large fleet purchases. We believe our one-stop center concept and the size and geographic diversity of our dealership network gives us a competitive advantage in providing these services.

A.C.T. Research currently estimates approximately 247,000 new Class 8 trucks will be sold in the United States in 2018, compared to approximately 197,226 new Class 8 trucks sold in 2017. A.C.T. Research currently forecasts sales of new Class 8 trucks in the U.S. to be approximately 228,000 in 2019.

Medium-Duty Truck Market

Many of our Rush Truck Centers sell medium-duty commercial vehicles manufactured by Peterbilt, International, Hino, Ford, Mitsubishi Fuso or Isuzu, and provide parts and service for medium-duty commercial vehicles. Medium-duty commercial vehicles are principally used in short-haul, local markets as delivery vehicles; they typically operate locally and generally do not leave their service areas overnight. We also sell light-duty vehicles (Class 3 and under) at several of our Ford dealerships.

A.C.T. Research currently forecasts sales of new Class 4 through 7 commercial vehicles in the U.S. to be approximately 244,750 in 2018, compared to 242,089 in 2017. A.C.T. Research currently forecasts sales of new Class 4 through 7 commercial vehicles in the U.S. to be approximately 251,650 in 2019.

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

Revenues

Total revenues increased $497.2 million, or 11.8%, in 2017, compared to 2016.

Our Aftermarket Products and Services revenues increased $138.9 million, or 10.4%, in 2017, compared to 2016. This increase was primarily due to strong general economic conditions, an increase in our heavy-duty truck sales, which generally require upfitting and other pre-delivery services, and an increase in the number of service technicians we employ. We expect our Aftermarket Products and Services revenues to increase 9% to 10% in 2018.

Revenues from sales of new and used commercial vehicles increased $353.0 million, or 13.4%, in 2017, compared to 2016.

We sold 13,083 heavy-duty trucks in 2017, a 21.0% increase compared to 10,816 heavy-duty trucks in 2016. Our heavy-duty new truck sales in 2017 increased due to strong growth in truck sales to customers in industries we support, including refuse, energy and construction. According to A.C.T. Research, U.S. Class 8 retail sales totaled 197,226 in 2017, an increase of approximately 0.2%, compared to 2016. Our share of the U.S. Class 8 commercial vehicle sales market increased to approximately 6.6% in 2017, from 5.5% in 2016. We expect our U.S. Class 8 commercial vehicle sales market share to range between 5.7% and 6.2% in 2018. This market share percentage would result in the sale of approximately 14,000 to 15,300 of Class 8 commercial vehicles in 2018, based on A.C.T. Research’s current U.S. retail sales estimate of 247,000 units.

We sold 10,952 medium-duty commercial vehicles, including 1,004 buses, in 2017, a 1.6% decrease compared to 11,135 medium-duty commercial vehicles, including 1,132 buses, in 2016. According to A.C.T. Research, U.S. Class 4 through 7 retail sales totaled 242,089 in 2017, an increase of approximately 7.0%, compared to 2016. In 2017, we achieved a 4.5% share of the Class 4 through 7 market in the U.S. We expect our market share to range between 4.5% and 5.5% of the U.S. Class 4 through 7 commercial vehicle sales in 2018. This market share percentage would result in the sale of approximately 11,000 to 13,400 of Class 4 through 7 commercial vehicles in 2018, based on A.C.T. Research’s current U.S. retail sales estimates of 244,750 units.

We sold 1,661 light-duty vehicles in 2017, a 0.9% decrease compared to 1,676 light-duty vehicles in 2016. We expect to sell approximately 1,700 light-duty vehicles in 2018.

We sold 7,060 used commercial vehicles in 2017, a 0.7% increase compared to 7,008 used commercial vehicles in 2016. We expect to sell approximately 7,500 to 8,500 used commercial vehicles in 2018.

Commercial vehicle lease and rental revenues increased $9.2 million, or 4.4%, in 2017, compared to 2016. We expect lease and rental revenue to increase 5% to 10% during 2018, compared to 2017.

Finance and insurance revenues decreased $0.6 million, or 3.2%, in 2017, compared to 2016. We expect finance and insurance revenue to fluctuate proportionately with our new and used commercial vehicle sales in 2018. Finance and insurance revenues have limited direct costs and, therefore, contribute a disproportionate share of our operating profits.

Other income decreased $1.2 million, or 8.0% in 2017, compared to 2016. Other income consists primarily of the gain on sale realized on trucks from the lease and rental fleet, document fees related to commercial vehicle sales and income from Central California Truck and Trailer Sales, LLC (“CCTTS”), our joint venture that operates non-franchised used commercial vehicle sales facilities in California and Arizona.

Gross Profit

Gross profit increased $111.7 million, or 15.6%, in 2017, compared to 2016. Gross profit as a percentage of sales increased to 17.6% in 2017, from 17.0% in 2016. The increase in gross profit as a percentage of sales is a result of increased gross margins in our Aftermarket Products and Services business, commercial vehicle sales and truck lease and rental sales.

Gross margins from our Aftermarket Products and Services operations increased to 36.5% in 2017, from 36.1% in 2016. Gross profit for Aftermarket Products and Services increased to $536.9 million in 2017, from $480.9 million in 2016. Historically, parts operations’ gross margins range from 27% to 28% and service and body shop operations range from 67% to 68%. Gross profits from parts sales represented 56.6% of total gross profit for Aftermarket Products and Services operations in 2017 and 55.8% in 2016. Service and body shop operations represented 43.4% of total gross profit for Aftermarket Products and Services operations in 2017 and 44.2% 2016. We expect blended gross margins on Aftermarket Products and Services operations to range from 36.0% to 36.5% in 2018.

Gross margins on Class 8 commercial vehicle sales increased to 7.8% in 2017, from 7.0% in 2016. This increase is attributable to the sales mix in 2017, which consisted of a lower percentage of sales to large fleet customers than in 2016. In 2018, we expect overall gross margins from Class 8 commercial vehicle sales of approximately 7.0% to 7.5%. We recorded a net charge to cost of sales of $8,500 to increase our new heavy-duty commercial vehicle valuation allowance in 2017, compared to $3.2 million in 2016.

Gross margins on medium-duty commercial vehicle sales remained flat at 6.0% in 2017, compared to 2016. For 2018, we expect overall gross margins from Class 4 through 7 commercial vehicle sales of approximately 5.7% to 6.2%, but this will largely depend upon the mix of purchasers and types of vehicles sold. We recorded a net charge to cost of sales of $1.9 million to increase our new medium-duty commercial vehicle valuation allowance in 2017, compared to $1.1 million in 2016.

Gross margins on used commercial vehicle sales increased to 10.5% in 2017, from 8.1% in 2016. This increase is primarily related to the stabilization of used truck values in 2017. We expect margins on used commercial vehicles to range between 8.5% and 10.0% during 2018. We recorded a net charge to cost of sales of $3.8 million to increase our used commercial vehicle valuation allowance in 2017, compared to $5.1 million in 2016.

Gross margins from commercial vehicle lease and rental sales increased to 15.8% in 2017, from 12.5% in 2016. This increase is primarily related to increased rental fleet utilization and improvement in the performance of our full service leases. We expect gross margins from lease and rental sales of approximately 16.0% to 17.5% during 2018. Our policy is to depreciate our lease and rental fleet using a straight line method over each customer’s contractual lease term. The lease unit is depreciated to a residual value that approximates fair value at the expiration of the lease term. This policy results in the Company realizing reasonable gross margins while the unit is in service and a corresponding gain or loss on sale when the unit is sold at the end of the lease term.

Finance and insurance revenues and other income, as described above, have limited direct costs and, therefore, contribute a disproportionate share of gross profit.

Selling, General and Administrative Expenses

Selling, General and Administrative (“SG&A”) expenses increased $43.3 million, or 7.4%, in 2017, compared to 2016. SG&A expenses as a percentage of total revenues decreased to 13.4% in 2017, from 14.0% in 2016. SG&A expenses as a percentage of total revenues have recently ranged from 12.1% to 14.7%. In general, when new and used commercial vehicle revenues decrease as a percentage of total revenues, SG&A expenses as a percentage of total revenues will be at, or exceed, the higher end of this range. For 2018, we expect SG&A expenses as a percentage of total revenues to range from 13.5% to 14.5% and the selling portion of SG&A expenses to be approximately 25.0% to 30.0% of new and used commercial vehicle gross profit.

Depreciation and Amortization Expense

Depreciation and amortization expense decreased $1.2 million, or 2.3%, in 2017, compared to 2016.

Interest Expense, Net

Net interest expense decreased $1.9 million, or 13.6%, in 2017, compared to 2016. Net interest expense in 2018 will depend on inventory levels, interest rate fluctuations and the amount of cash available to make prepayments on our floor plan arrangements.

Income before Income Taxes

Income before income taxes increased $70.0 million, or 105.3%, in 2017, compared to 2016, as a result of the factors described above.

Income Taxes

Income taxes decreased $61.6 million in 2017, compared to 2016. On December 22, 2017, the United States Congress enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the "Tax Act"). The Company incurred a one-time income tax benefit of $82.9 million in 2017 as a result of the Tax Act, primarily related to the revaluation of certain deferred tax assets and liabilities due to the reduction of the U.S. corporate tax rate from 35% to 21%.

ASU No. 2016-09, “Improvements to Employee Share-Based Payment Accounting (Topic 718)” requires excess tax benefits and tax deficiencies to be recorded in the income statement when equity awards issued pursuant to our equity compensation plans vest or are settled. We recorded a $5.3 million tax benefit related to excess tax benefits in 2017, which reduced income tax expense.

We provided for taxes at a 38.25% effective rate in 2017, compared to an effective rate of 38.9% in 2016. We expect our effective tax rate to be approximately 25% to 26% of pretax income in 2018.

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

Revenues

Total revenues decreased $765.1 million, or 15.4%, in 2016, compared to 2015.

Our Aftermarket Products and Services revenues decreased $50.1 million, or 3.6%, in 2016, compared to 2015. This decrease was primarily due to softness in the energy sector, consolidation of Navistar dealership locations in the second quarter of 2016 and an industry-wide decrease in parts sales according to McKay & Company, a marketing research and management consulting firm.

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

Other income remained flat at $15.5 million in 2016 when compared to 2015. Other income consists primarily of the gain on sale realized on trucks from the lease and rental fleet, document fees related to commercial vehicle sales and income from CCTTS, our joint venture that operates non-franchised used commercial vehicle sales facilities in California and Arizona.

Gross Profit

Gross profit decreased $66.9 million, or 8.5%, in 2016, compared to 2015. This decrease was primarily the result of decreased sales of new and used Class 8 commercial vehicles in 2016. Gross profit as a percentage of sales increased to 17.0% in 2016, from 15.8% in 2015. This increase in gross profit as a percentage of sales was the result of a change in our product sales mix. Commercial vehicle sales, a lower margin revenue item, decreased as a percentage of total revenues to 62.6% in 2016, from 67.5% in 2015. Aftermarket Products and Services revenues, a higher margin revenue item, increased as a percentage of total revenues to 31.6% in 2016, from 27.8% in 2015.

Gross margins from our Aftermarket Products and Services operations decreased to 36.1% in 2016, from 36.4% in 2015. Gross profit for Aftermarket Products and Services decreased to $480.9 million in 2016, from $503.3 million in 2015. Historically, parts operations’ gross margins range from 27% to 28% and service and body shop operations range from 67% to 68%. Gross profits from parts sales represented 55.8% of total gross profit for Aftermarket Products and Services operations in 2016 and 55.5% in 2015. Service and body shop operations represented 44.2% of total gross profit for Aftermarket Products and Services operations in 2016 and 44.5% 2015.

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

Gross margins on used commercial vehicle sales decreased to 8.1% in 2016, from 9.6% in 2015. This decrease was primarily related to a significant decline in used commercial vehicle values caused by the oversupply of used Class 8 commercial vehicles for sale across the United States as a result of decreased demand. We recorded a net charge to cost of sales of $5.1 million to increase our used commercial vehicle valuation allowance in 2016, compared to $4.7 million in 2015.

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

Selling, General and Administrative Expenses

SG&A expenses decreased $31.5 million, or 5.1%, in 2016, compared to 2015. SG&A expenses as a percentage of total revenues increased to 14.0% in 2016, from 12.4% in 2015. SG&A expenses as a percentage of total revenues have recently ranged from 12.1% to 14.7%. In general, when new and used commercial vehicle revenues decrease as a percentage of total revenues, SG&A expenses as a percentage of total revenues will be at, or exceed, the higher end of this range.

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

Liquidity and Capital Resources

Our short-term cash requirements are primarily for working capital, inventory financing, the renovation and expansion of existing facilities and the construction or purchase of new facilities. Historically, these cash requirements have been met through the retention of profits, borrowings under our floor plan arrangements and bank financings. As of December 31, 2017, we had working capital of approximately $202.9 million, including $124.5 million in cash, available to fund our operations. We believe that these funds are sufficient to meet our operating requirements for at least the next twelve months. We utilize our excess cash on hand to pay down outstanding borrowings under our Floor Plan Credit Agreement, and the resulting interest earned is recognized as an offset to our gross interest expense under the credit agreement.

We have a secured line of credit that provides for a maximum borrowing of $17.5 million. There were no advances outstanding under this secured line of credit at December 31, 2017, however, $11.9 million was pledged to secure various letters of credit related to self-insurance products, leaving $5.6 million available for future borrowings as of December 31, 2017.

On March 21, 2017, we entered into a working capital facility with BMO Harris (the “Working Capital Facility”). The Working Capital Facility includes up to $100 million of revolving credit loans to the Company for working capital, capital expenditures and other general corporate purposes. The amount of the borrowings under the Working Capital Facility are subject to borrowing base limitations based on the value of our eligible parts inventory and company vehicles. The Working Capital Facility includes a $20 million letter of credit sublimit. Borrowings under the Working Capital Facility bear interest at rates based on LIBOR or the Base Rate (as such terms are defined in the Working Capital Facility), plus an applicable margin determined based on outstanding borrowing under the Working Capital Facility. In addition, we are required to pay a commitment fee on the amount unused under the Working Capital Facility. The Working Capital Facility expires on the earlier of (i) March 21, 2020 and (ii) the date on which all commitments under the Floor Plan Working Capital Facility shall have terminated, whether as a result of the occurrence of the Commitment Termination Date (as defined in the Floor Plan Working Capital Facility) or otherwise. There were no advances outstanding under the Working Capital Facility as of December 31, 2017.

Our long-term real estate debt and floor plan financing agreements and the Working Capital Facility require us to satisfy various financial ratios such as the debt-to-worth ratio, leverage ratio and the fixed charge coverage ratio and certain requirements for tangible net worth and GAAP net worth. As of December 31, 2017, we were in compliance with all debt covenants related to debt secured by real estate, lease and rental units, our floor plan credit agreements and the Working Capital Facility. We do not anticipate any breach of the covenants in the foreseeable future.

We expect to purchase or lease commercial vehicles worth approximately $165.0 million to $190.0 million for our leasing operations during 2018, depending on customer demand, all of which will be financed. We also expect to make capital expenditures for recurring items such as computers, shop tools and equipment and vehicles of approximately $20.0 million to $25.0 million during 2018.

We are currently constructing a facility in Denton, Texas with a remaining cost of $8.6 million. The construction project will continue through 2018.

On November 30, 2017, we announced that our Board of Directors authorized the repurchase, from time to time, of up to an aggregate of $40.0 million shares of Class A Common Stock and/or Class B Common Stock. Repurchases, if any, will be made at times and in amounts as we deem appropriate and may be made through open market transactions at prevailing market prices, privately negotiated transactions or by other means in accordance with federal securities laws. The actual timing, number and value of repurchases under the stock repurchase program will be determined by management at its discretion and will depend on a number of factors, including market conditions, stock price and other factors, including those related to the ownership requirements of our dealership agreements with Peterbilt. The stock repurchase program expires on November 29, 2018, and may be suspended or discontinued at any time.

We anticipate funding the capital expenditures for the improvement and expansion of existing facilities and recurring expenses through our operating cash flows. We have the ability to fund the construction or purchase of new facilities through our operating cash flows or by financing.

We have no other material commitments for capital expenditures as of December 31, 2017. However, we will continue to purchase vehicles for our lease and rental operations and authorize capital expenditures for the improvement or expansion of our existing dealership facilities and construction or purchase of new facilities based on market opportunities.

Cash Flows

Cash and cash equivalents increased by $42.5 million during the year ended December 31, 2017, compared to the year ended December 31, 2016, and increased by $17.2 million during the year ended December 31, 2016, compared to the year ended December 31, 2015. The major components of these changes are discussed below.

Cash Flows from Operating Activities

Cash flows from operating activities include net income adjusted for non-cash items and the effects of changes in working capital. During 2017, operating activities resulted in net cash provided by operations of $152.7 million. Net cash provided by operating activities primarily consisted of $172.1 million in net income, as well as non-cash adjustments related to depreciation and amortization of $158.0 million, deferred income tax benefit of $62.2 million and stock-based compensation of $15.6 million. Cash used in operating activities included an aggregate of $130.8 million net change in operating assets and liabilities. Included in the net change in operating assets and liabilities were cash inflows of $19.4 million from the net increase in borrowings on floor plan (trade), $21.1 million from the increases in accounts payable and accrued liabilities, and $8.9 million from the increase in customer deposits which were offset by cash outflows of $29.4 million from an increase in accounts receivable, $147.5 million from the increase in inventory, $3.2 million from the increase in other current assets. The majority of commercial vehicle inventory is financed through our floor plan credit agreements.

During 2016, operating activities resulted in net cash provided by operations of $521.2 million. Net cash provided by operating activities primarily consisted of $40.6 million in net income, as well as non-cash adjustments related to depreciation and amortization of $157.6 million, impairment of assets of $8.2 million, deferred income taxes of $8.3 million and stock-based compensation of $12.9 million. See Note 20 of the Notes to Consolidated Financial Statements for a detailed discussion of the impairment of assets. Cash used in operating activities included an aggregate of $295.0 million net change in operating assets and liabilities. Included in the net change in operating assets and liabilities were cash inflows of $1.7 million from a decrease in accounts receivable, $291.8 million from decreases in inventory, $31.7 million from the decrease in other current assets and $4.0 million from the net increase in borrowings on floor plan (trade), which were offset by cash outflows of $4.0 million from a decrease in customer deposits, and $22.6 million from decreases in accounts payable and accrued liabilities.

In June 2012, we entered into a wholesale financing agreement with Ford Motor Credit Company that provides for the financing of, and is collateralized by, our Ford new vehicle inventory. This wholesale financing agreement bears interest at a rate of Prime plus 150 basis points minus certain incentives and rebates; however, the prime rate is defined to be a minimum of 3.75%. As of December 31, 2017, the interest rate on the wholesale financing agreement was 5.25% before considering the applicable incentives. As of December 31, 2017, we had an outstanding balance of approximately $82.0 million under the Ford Motor Credit Company wholesale financing agreement.

Cash Flows from Investing Activities

During 2017, cash used in investing activities was $206.6 million. Cash flows used in investing activities consist primarily of cash used for capital expenditures. Capital expenditures of $211.8 million consisted primarily of $55.9 million for purchases of property and equipment and improvements to our existing dealership facilities and $155.9 million for additional units for our rental and leasing operations. Purchases of additional units for our rental and leasing operations are directly offset by borrowings of long-term debt. We expect to purchase or lease commercial vehicles worth approximately $165.0 million to $190.0 million for our leasing operations in 2018, depending on customer demand, all of which will be financed. During 2018, we expect to make capital expenditures for recurring items such as computers, shop equipment and vehicles of $20.0 million to $25.0 million.

During 2016, cash used in investing activities was $189.4 million. Cash flows used in investing activities consist primarily of cash used for capital expenditures. Capital expenditures of $197.0 million consisted primarily of $67.0 million for purchases of property and equipment and improvements to our existing dealership facilities and $130.0 million for additional units for the rental and leasing operations.

Cash Flows from Financing Activities

Cash flows provided by financing activities include borrowings and repayments of long-term debt and net payments of floor plan notes payable. During 2017, we used $96.3 million for financing activities. The cash outflows consisted primarily of $157.5 million used for principal repayments of long-term debt and capital lease obligations, $112.3 million used for net payments on floor plan notes payable (non-trade), and $33.8 million used to purchase 974,690 shares of Rush Class B common stock during 2017. These cash outflows were partially offset by borrowings of $152.6 million of long-term debt for the purchase of additional units for our rental and leasing operations and $23.3 million from the issuance of shares related to equity compensation plans.

During 2016, we used $314.6 million for financing activities. The cash outflows consisted primarily of $188.4 million used for principal repayments of long-term debt and capital lease obligations, $211.8 million used for net payments on floor plan notes payable (non-trade), and $43.5 million used to purchase 934,171 shares of Rush Class A common stock and 1,033,834 shares of Rush Class B common stock during 2016. These cash outflows were partially offset by borrowings of $121.2 million of long-term debt and $8.3 million from the issuance of shares related to equity compensation plans. The borrowings of long-term debt were related to purchasing units for the rental and leasing operations.

Most of our commercial vehicle purchases are made on terms requiring payment to the manufacturer within 15 days or less from the date the commercial vehicles are invoiced from the factory. We financed the majority of all new commercial vehicle inventory and the loan value of our used commercial vehicle inventory under the Floor Plan Credit Agreement. The Floor Plan Credit Agreement includes an aggregate loan commitment of $875.0 million. Borrowings under the Floor Plan Credit Agreement bear interest at an annual rate equal to (A) the greater of (i) zero and (ii) three month LIBOR rate, determined on the last day of the prior month, plus (B) 1.51% and are payable monthly. In addition, we are required to pay a monthly working capital fee equal to 0.16% per annum multiplied by the amount of voluntary prepayments of new and used inventory loans. Loans under the Floor Plan Credit Agreement for the purchase of used inventory are limited to $150.0 million. We may terminate the Floor Plan Credit Agreement at any time, although if we do so we must pay a prepayment processing fee equal to 1.0% of the aggregate revolving loan commitments if such termination occurs on or prior to July 1, 2018 or $500,000 if such termination occurs after July 1, 2018 and prior to June 30, 2019, subject to specified limited exceptions. On December 31, 2017, we had approximately $656.1 million outstanding under the Floor Plan Credit Agreement. The average daily outstanding borrowings under the Floor Plan Credit Agreement were $558.4 million during the year ended December 31, 2017. We utilize our excess cash on hand to pay down our outstanding borrowings under the Floor Plan Credit Agreement, and the resulting interest earned is recognized as an offset to our gross interest expense under the Floor Plan Credit Agreement.

Navistar Financial Corporation and Peterbilt offer trade terms that provide an interest-free inventory stocking period for certain new commercial vehicles.  If the commercial vehicle is not sold within the interest-free period, we then finance the commercial vehicle under the Floor Plan Credit Agreement.

Cyclicality

Our business is dependent on a number of factors including general economic conditions, fuel prices, interest rate fluctuations, credit availability, environmental and other government regulations and customer business cycles. Unit sales of new commercial vehicles have historically been subject to substantial cyclical variation based on these general economic conditions. According to data published by A.C.T. Research, in recent years, total U.S. retail sales of new Class 8 commercial vehicles have ranged from a low of approximately 97,000 in 2009, to a high of approximately 253,000 in 2015. Through geographic expansion, concentration on higher margin Aftermarket Products and Services and diversification of our customer base, we have attempted to reduce the negative impact of adverse general economic conditions or cyclical trends affecting the Class 8 commercial vehicle industry on our earnings.

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

Contractual Obligations

We have certain contractual obligations that will impact both our short and long-term liquidity. At December 31, 2017, such obligations were as follows (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Long-term debt obligations (1)	$611,527	$145,139	$284,985	$146,084	$35,319
Capital lease obligations(2)	83,141	17,119	36,093	23,377	6,552
Operating lease obligations(3)	42,624	9,519	12,611	5,238	15,256
Floor plan debt obligation	778,561	778,561	−	−	−
Interest obligations (4)	79,219	44,374	25,841	8,282	722
Purchase obligations (5)	12,636	9,531	1,888	944	−
Total	$1,607,435	$1,004,243	$327,320	$183,925	$57,849

(1)          Refer to Note 8 of Notes to Consolidated Financial Statements.

(2)          Refer to Note 10 of Notes to Consolidated Financial Statements. Amounts include interest.

(3)          Refer to Note 10 of Notes to Consolidated Financial Statements.

(4)         In computing interest expense, we used our weighted average interest rate outstanding on fixed rate debt to estimate our interest expense on fixed rate debt. We used our weighted average variable interest rate on outstanding variable rate debt at December 31, 2017, and added 0.25 percent per year to estimate our interest expense on variable rate debt.

(5)          Purchase obligations represent non-cancelable contractual obligations at December 31, 2017, related to our construction contract for a facility in Denton, Texas and our contract with SAP America, Inc. with respect to the software license agreement for the Enterprise Resource Planning software platform (“ERP Platform”) that we use.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Market risk represents the risk of loss that may impact the financial position, results of operations, or cash flows of the Company due to adverse changes in financial market prices, including interest rate risk, and other relevant market rate or price risks.

We are exposed to market risk through interest rates related to our floor plan financing agreements, the Working Capital Facility, variable rate real estate debt and discount rates related to finance sales. The majority of floor plan debt and variable rate real estate debt is based on LIBOR. As of December 31, 2017, we had floor plan borrowings and variable interest rate real estate debt of approximately $874.7 million. Assuming an increase or decrease in LIBOR of 100 basis points, annual interest expense could correspondingly increase or decrease by approximately $8.7 million.

In the past, we invested in interest-bearing short-term investments consisting of investment-grade auction rate securities classified as available-for-sale. Auctions for investment grade securities held by us have failed. The auction rate securities continue to pay interest in accordance with the terms of the underlying security; however, liquidity will be limited until there is a successful auction or until such time as other markets for these investments develop. As of December 31, 2017, we hold auction rate securities, with underlying tax-exempt municipal bonds that mature in 2030, that have a fair value of $6.4 million. Given the current market conditions in the auction rate securities market, if we determine that the fair value of these securities temporarily decreases by an additional 10%, our equity could correspondingly decrease by approximately $640,000. If it is determined that the fair value of these securities is other-than-temporarily impaired by 10%, we could record a loss on our Consolidated Statements of Income of approximately $640,000. For further discussion of the risks related to our auction rate securities, see Note 9 – Financial Instruments and Fair Value of the Notes to Consolidated Financial Statements.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Shareholders and the Board of Directors of Rush Enterprises, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Rush Enterprises, Inc. and subsidiaries (the Company) as of December 31, 2017 and 2016, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework), and our report dated March 1, 2018, expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2002.

San Antonio, Texas

March 1, 2018

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Shares and Per Share Amounts)

	December 31,	December 31,
	2017	2016

Assets
Current assets:
Cash and cash equivalents	$124,541	$82,026
Accounts receivable, net	183,875	156,199
Note receivable affiliate	11,914	10,166
Inventories, net	1,033,294	840,304
Prepaid expenses and other	11,969	8,798
Assets held for sale	9,505	13,955
Total current assets	1,375,098	1,111,448
Investments	6,375	6,231
Property and equipment, net	1,159,595	1,135,805
Goodwill, net	291,391	290,191
Other assets, net	57,680	59,372
Total assets	$2,890,139	$2,603,047

Liabilities and shareholders’ equity
Current liabilities:
Floor plan notes payable	$778,561	$646,945
Current maturities of long-term debt	145,139	130,717
Current maturities of capital lease obligations	17,119	14,449
Liabilities directly associated with assets held for sale	–	783
Trade accounts payable	107,906	97,844
Customer deposits	27,350	18,418
Accrued expenses	96,132	83,974
Total current liabilities	1,172,207	993,130
Long-term debt, net of current maturities	466,389	472,503
Capital lease obligations, net of current maturities	66,022	70,044
Other long-term liabilities	9,837	7,214
Deferred income taxes, net	135,311	197,331
Shareholders’ equity:
Preferred stock, par value $.01 per share; 1,000,000 shares authorized; 0 shares outstanding in 2017 and 2016	–	–
Common stock, par value $.01 per share; 60,000,000 Class A shares and 20,000,000 Class B shares authorized; 31,345,116 Class A shares and 8,469,247 Class B shares outstanding in 2017; and 30,007,088 Class A shares and 9,245,447 Class B shares outstanding in 2016	454	438
Additional paid-in capital	348,044	309,127
Treasury stock, at cost: 934,171 class A shares and 4,625,181 class B shares in 2017 and 934,171 class A shares and 3,650,491 class B shares in 2016	(120,682)	(86,882)
Retained earnings	812,557	640,428
Accumulated other comprehensive loss, net of tax	–	(286)
Total shareholders’ equity	1,040,373	862,825
Total liabilities and shareholders’ equity	$2,890,139	$2,603,047

The accompanying notes are an integral part of these consolidated financial statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Amounts)

	Year Ended December 31,
	2017	2016	2015

Revenues:
New and used commercial vehicle sales	$2,993,015	$2,640,019	$3,360,808
Aftermarket products and services sales	1,471,266	1,332,356	1,382,447
Lease and rental	217,356	208,154	199,867
Finance and insurance	17,988	18,582	21,150
Other	14,257	15,503	15,461
Total revenue	4,713,882	4,214,614	4,979,733
Cost of products sold:
New and used commercial vehicle sales	2,766,461	2,463,124	3,138,754
Aftermarket products and services sales	934,394	851,438	879,141
Lease and rental	183,091	182,040	176,891
Total cost of products sold	3,883,946	3,496,602	4,194,786
Gross profit	829,936	718,012	784,947
Selling, general and administrative	631,053	587,778	619,268
Depreciation and amortization	50,069	51,261	43,859
Gain (loss) on sale of assets	(105)	1,755	(544)
Operating income	148,709	80,728	121,276
Interest income (expense):
Interest income	891	621	490
Interest expense	(13,201)	(14,900)	(13,963)
Total interest expense, net	12,310	14,279	13,473
Income before taxes	136,399	66,449	107,803
Income tax (benefit) provision	(35,730)	25,867	41,750
Net income	$172,129	$40,582	$66,053

Earnings per common share:
Basic	$4.34	$1.02	$1.64
Diluted	$4.20	$1.00	$1.61

The accompanying notes are an integral part of these consolidated financial statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands)

	Year Ended December 31,
	2017	2016	2015

Net income	$172,129	$40,582	$66,053
Other comprehensive income before tax and net of reclassification adjustments:
Change in fair value of interest rate swaps	–	–	235
Change in fair value of available-for-sale securities	469	32	19
Other comprehensive income, before tax	469	32	254
Income tax expense related to components of other comprehensive income	183	13	99
Other comprehensive income, net of tax	286	19	155
Comprehensive income	$172,415	$40,601	$66,208

The accompanying notes are an integral part of these consolidated financial statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In Thousands)

	Common Stock						Accumulated
	Shares Outstanding		$0.01 Par	Additional Paid-In	Treasury	Retained	Other Comprehensive
	Class A	Class B	Value	Capital	Stock	Earnings	Loss	Total

Balance, December 31, 2014	29,889	9,999	$424	$272,486	$(41,904)	$533,793	$(460)	$764,339

Stock options exercised and stock awards (including tax expense of $337)	182	–	2	1,933	–	–	–	1,935
Stock-based compensation related to stock options, restricted shares and employee stock purchase plan	–	–	–	12,384	–	–	–	12,384
Vesting of restricted share awards	147	150	3	(572)	–	–	–	(569)
Issuance of common stock under employee stock purchase plan	86	–	1	2,063	–	–	–	2,064
Common stock repurchases		(56)	–	–	(1,464)	–	–	(1,464)
Other comprehensive income	–	–	–	–	–	–	155	155
Net income	–	–	–	–	–	66,053	–	66,053

Balance, December 31, 2015	30,304	10,093	$430	$288,294	$(43,368)	$599,846	$(305)	$844,897

Stock options exercised and stock awards (including tax expense of $294)	494	–	5	6,152	–	–	–	6,157
Stock-based compensation related to stock options, restricted shares and employee stock purchase plan	–	–	–	12,875	–	–	–	12,875
Vesting of restricted share awards	6	186	2	(725)	–	–	–	(723)
Issuance of common stock under employee stock purchase plan	137	–	1	2,531	–	–	–	2,532
Common stock repurchases	(934)	(1,034)	–	–	(43,514)	–	–	(43,514)
Other comprehensive income	–	–	–	–	–	–	19	19
Net income	–	–	–	–	–	40,582	–	40,582

Balance, December 31, 2016	30,007	9,245	$438	$309,127	$(86,882)	$640,428	$(286)	$862,825

Stock options exercised and stock awards	1,219	–	12	22,355	–	–	–	22,367
Stock-based compensation related to stock options, restricted shares and employee stock purchase plan	–	–	–	15,606	–	–	–	15,606
Vesting of restricted share awards	7	199	3	(1,518)	–	–	–	(1,515)
Issuance of common stock under employee stock purchase plan	113	–	1	2,474	–	–	–	2,475
Common stock repurchases	–	(975)	–	–	(33,800)	–	–	(33,800)
Other comprehensive income	–	–	–	–	–	–	286	286
Net income	–	–	–	–	–	172,129	–	172,129

Balance, December 31, 2017	31,345	8,469	$454	$348,044	$(120,682)	$812,557	$–	$1,040,373

The accompanying notes are an integral part of these consolidated financial statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Year Ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net income	$172,129	$40,582	$66,053
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	157,951	157,627	144,935
Loss (gain) on sale of property and equipment, net	105	(1,755)	544
Loss on impairment of assets	−	8,247	−
Stock-based compensation expense related to employee stock options and employee stock purchases	15,606	12,875	12,384
(Benefit) provision for deferred income tax expense	(62,203)	8,331	31,645
Excess tax expense from stock-based compensation	−	294	337
Change in accounts receivable, net	(29,424)	1,673	11,921
Change in inventories	(147,453)	291,773	18,664
Change in prepaid expenses and other, net	(3,383)	24,155	(3,690)
Change in trade accounts payable	8,964	(22,411)	(4,154)
Draws (payments) on floor plan notes payable – trade, net	19,355	3,989	(17,005)
Change in customer deposits	8,932	(4,020)	(22,371)
Change in accrued expenses	12,158	(190)	(12,013)
Net cash provided by operating activities	152,737	521,170	227,250
Cash flows from investing activities:
Acquisition of property and equipment	(209,917)	(196,965)	(367,790)
Proceeds from the sale of property and equipment	3,968	12,494	3,319
Business acquisitions	(2,180)	(681)	(69,013)
Proceeds from the sale of available for sale securities	325	450	275
Other	1,241	(4,708)	(3,025)
Net cash used in investing activities	(206,563)	(189,410)	(436,234)
Cash flows from financing activities:
Draws (payments) on floor plan notes payable – non-trade, net	112,261	(211,802)	31,568
Proceeds from long-term debt	152,563	121,188	218,026
Principal payments on long-term debt	(145,038)	(164,940)	(154,685)
Principal payments on capital lease obligations	(12,449)	(23,479)	(14,506)
Proceeds from issuance of shares relating to employee stock options and employee stock purchases	23,327	8,260	3,766
Excess tax expense from stock-based compensation	−	(294)	(337)
Common stock repurchased	(33,800)	(43,514)	(1,464)
Debt issuance costs	(523)	−	−
Net cash provided by (used in) financing activities	96,341	(314,581)	82,368
Net increase (decrease) in cash and cash equivalents	42,515	17,179	(126,616)
Cash and cash equivalents, beginning of year	82,026	64,847	191,463
Cash and cash equivalents, end of year	$124,541	$82,026	$64,847
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$34,149	$37,904	$35,356
Income taxes paid (refunded), net	$31,323	$(10,939)	$16,126
Noncash investing and financing activities:
Assets acquired under capital leases	$15,205	$24,207	$41,021

The accompanying notes are an integral part of these consolidated financial statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND OPERATIONS:

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

Property and Equipment

Property and equipment are stated at cost and depreciated over their estimated useful lives. Leasehold improvements are amortized over the useful life of the improvement, or the term of the lease, whichever is shorter. Provision for depreciation of property and equipment is calculated primarily on a straight-line basis. The Company capitalizes interest on borrowings during the active construction period of major capital projects. Capitalized interest, when incurred, is added to the cost of underlying assets and is amortized over the estimated useful life of such assets. The Company capitalized interest of approximately $85,500 related to major capital projects during 2017. The cost, accumulated depreciation and amortization and estimated useful lives are summarized as follows (in thousands):

	2017	2016	Estimated Life (Years)
Land	$129,805	$126,123		–
Buildings and improvements	404,679	377,070	10	–	39
Leasehold improvements	26,765	26,925	2	–	39
Machinery and shop equipment	65,694	67,558	5	–	20
Furniture, fixtures and computers	63,475	73,912	3	–	15
Transportation equipment	81,158	73,156	2	–	15
Lease and rental vehicles	894,905	832,661	2	–	8
Construction in progress	8,043	11,921
Accumulated depreciation and amortization	(514,929)	(453,521)

Total	$1,159,595	$1,135,805

The Company recorded depreciation expense of $140.3 million and amortization expense of $17.6 million for the year ended December 31, 2017, depreciation expense of $140.6 million and amortization expense of $17.0 million for the year ended December 31, 2016 and depreciation expense of $131.8 million and amortization expense of $13.1 million for the year ended December 31, 2015.

As of December 31, 2017, the Company had $79.8 million in lease and rental vehicles under various capital leases included in property and equipment, net of accumulated amortization of $38.7 million. The Company recorded depreciation and amortization expense of $107.9 million related to lease and rental vehicles in lease and rental cost of products sold for the year ended December 31, 2017, $106.3 million for the year ended December 31, 2016 and $101.1 million for the year ended December 31, 2015.

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

No impairment write down was required in the fourth quarter of 2017. However, the Company cannot predict the occurrence of certain events that might adversely affect the reported value of goodwill in the future.

The following table sets forth the change in the carrying amount of goodwill for the Company for the years ended December 31, 2017 and 2016 (in thousands):

Balance January 1, 2016	$285,041
Acquisitions and adjustments	5,150
Balance December 31, 2016	290,191
Acquisition	1,200
Balance December 31, 2017	$291,391

Other Assets

The total capitalized costs of the Company’s Enterprise Resource Planning software platform (“ERP Platform”) of $31.9 million, including capitalized interest, are recorded on the Consolidated Balance Sheet in Other Assets, net of accumulated amortization of $20.0 million. The ERP Platform is being amortized over a period of 15 years.

Amortization expense relating to the ERP Platform, which is recognized in depreciation and amortization expense in the Consolidated Statements of Income, was $3.4 million for the year ended December 31, 2017, $3.4 million for the year ended December 31, 2016, and $3.3 million for the year ended December 31, 2015.  See Note 21 - Subsequent Event, for further discussion on the replacement of the major components of the ERP Platform.

The Company’s only significant identifiable intangible assets, other than goodwill, are rights under franchise agreements with manufacturers. The fair value of the franchise right is determined at the acquisition date by discounting the projected cash flows specific to each acquisition. The carrying value of the Company’s manufacturer franchise rights was $7.0 million at December 31, 2017 and December 31, 2016, and is included in Other Assets on the accompanying consolidated balance sheets. The Company has determined that manufacturer franchise rights have an indefinite life, as there are no economic or other factors that limit their useful lives and they are expected to generate cash flows indefinitely due to the historically long lives of the manufacturers’ brand names. Furthermore, to the extent that any agreements evidencing manufacturer franchise rights have expiration dates, the Company expects that it will be able to renew those agreements in the ordinary course of business. Accordingly, the Company does not amortize manufacturer franchise rights.

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

The significant estimates and assumptions used by management in assessing the recoverability of manufacturer franchise rights include estimated future cash flows, present value discount rate and other factors. Any changes in these estimates or assumptions could result in an impairment charge. The estimates of future cash flows, based on reasonable and supportable assumptions and projections, require management’s subjective judgment. Depending on the assumptions and estimates used, the estimated future cash flows projected in the evaluations of manufacturer franchise rights can vary within a range of outcomes.

No impairment write down was required in the fourth quarter of 2017. The Company cannot predict the occurrence of certain events that might adversely affect the reported value of manufacturer franchise rights in the future.

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

Revenue Recognition Policies

Income on the sale of a vehicle is recognized when the Company and a customer execute a purchase contract, delivery has occurred and there are no significant uncertainties related to financing or the purchase price is paid by the customer. The Company generally sells any finance contracts it may enter into with customers to finance the purchase of commercial vehicles to third parties. These finance contracts are sold by the Company both with and without recourse. A majority of the Company’s finance contracts are sold without recourse. Finance income is recognized by the Company upon the sale of such finance contracts, net of a provision for estimated repossession losses and early repayment penalties.

Lease and rental revenue is recognized over the period of the related lease or rental agreement. Contingent rental revenue is recognized when it is earned. Aftermarket Products and Services revenue is earned at the time the Company sells the parts to its customers or at the time the Company completes, and the customer accepts, the service work order related to service provided to the customer’s vehicle.

Cost of Sales

For the Company’s new and used commercial vehicle operations and its parts operations, cost of sales consists primarily of the Company’s actual purchase price, less any applicable manufacturers’ incentives, for new and used commercial vehicles and parts. For the Company’s service and body shop operations, technician labor cost is the primary component of cost of sales. For the Company’s rental and leasing operations, cost of sales consists primarily of depreciation and amortization, rent, maintenance costs and interest expense on the lease and rental fleet owned and leased by the Company. There are no costs of sales associated with the Company’s finance and insurance revenue or other revenue.

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

The following table reflects the weighted-average fair value of stock options granted during each period using the Black-Scholes option valuation model with the following weighted-average assumptions used:

	2017	2016	2015
Expected stock volatility	33.54%	35.63%	40.90%
Weighted-average stock volatility	33.54%	35.63%	40.90%
Expected dividend yield	0.00%	0.00%	0.00%
Risk-free interest rate	2.17%	1.64%	1.74%
Expected life (years)	6.0	6.0	6.0
Weighted-average fair value of stock options granted	$12.33	$6.54	$11.27

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

Advertising Costs

Advertising costs are expensed as incurred. Advertising and marketing expense was $9.5 million for 2017, $6.8 million for 2016 and $8.8 million for 2015. Advertising and marketing expense is included in selling, general and administrative expense.

Accounting for Internal Use Software

The Company’s accounting policy with respect to accounting for computer software developed or obtained for internal use is consistent with ASC topic 350-40, which provides guidance on accounting for the costs of computer software developed or obtained for internal use and identifies characteristics of internal-use software.  The Company has capitalized software costs, including capitalized interest, of approximately $31.9 million at December 31, 2017, net of accumulated amortization of $20.0 million, and had $33.0 million, net of accumulated amortization of $16.5 million at December 31, 2016.

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

Acquisitions

The Company uses the acquisition method of accounting for the recognition of assets acquired and liabilities assumed through acquisitions at their estimated fair values as of the date of acquisition. Any excess consideration transferred over the estimated fair values of the identifiable net assets acquired is recorded as goodwill. While the Company uses its best estimates and assumptions to measure the fair value of the identifiable assets acquired and liabilities assumed at the acquisition date, the estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which is not to exceed one year from the date of acquisition, any changes in the estimated fair values of the net assets recorded for the acquisitions will result in an adjustment to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the Consolidated Statements of Income.

New Accounting Pronouncements

In March 2016, the FASB issued ASU No. 2016-09, “Improvements to Employee Share-Based Payment Accounting (Topic 718),” which changed the accounting for certain aspects of share-based payments to employees. The Company adopted the standard on January 1, 2017. The guidance requires excess tax benefits and tax deficiencies to be recorded in the income statement when the awards vest or are settled. The Company recorded excess tax benefits of $5.3 million in the year ended December 31, 2017, which was recorded in the Consolidated Statements of Income and Comprehensive Income. In addition, cash flows related to excess tax benefits are no longer separately classified as a financing activity apart from other income tax cash flows. The standard also allows the Company to repurchase more of an employee’s shares for tax withholding purposes without triggering liability accounting, clarifies that all cash payments made on an employee’s behalf for withheld shares should be presented as a financing activity on its cash flows statement, and provides an accounting policy election to account for forfeitures as they occur. The Company did not elect to make an accounting policy change to recognize forfeitures as they occur and will continue to estimate forfeitures. The Company adopted the amendments related to ASU 2016-09 prospectively and prior periods have not been adjusted.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842),” which is intended to increase the transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. In order to meet that objective, the new standard requires recognition of the assets and liabilities that arise from leases. A lessee will be required to recognize on the balance sheet the assets and liabilities for leases with lease terms of more than 12 months.  The new standard is effective for public companies for fiscal years beginning after December 15, 2018, and interim periods within those years, with early adoption permitted. The Company will adopt ASU 2016-02 on January 1, 2019. The Company is in the process of evaluating the effect that adopting this standard will have on its financial statements and related disclosures. The Company currently expects that most of its operating lease commitments will be subject to the new standard and recognized as right-of-use assets and operating lease liabilities upon its adoption of ASU 2016-02, which will increase its total assets and total liabilities that we report relative to such amounts prior to adoption.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” which amended the accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled to when products are transferred to customers. ASU 2014-09 will be effective for the Company beginning in its first quarter of 2018. The ASU provides two transition methods: (i) retrospectively to each prior reporting period presented; or (ii) modified retrospectively with the cumulative effect of initially applying this ASU recognized at the date of initial application. The Company adopted ASU 2014-09 on January 1, 2018 and is using the modified retrospective method.

The Company’s revenues are primarily generated from the sale of finished products to customers. Those sales predominantly contain a single delivery element and revenue for such sales is recognized when the customer obtains control. The team has identified the Company’s material revenue streams to be the sale of new and used commercial vehicles; arrangement of associated commercial vehicle financing and insurance contracts; the performance of commercial vehicle repair services; and the sale of commercial vehicle parts. The Company does not expect the adoption to materially impact its consolidated financial statements.

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

Manufacturer	Expiration Dates
Peterbilt	June 2018 through March 2019
International	July 2018 through May 2023
Isuzu	Indefinite
Hino	Indefinite
Ford	Indefinite
Blue Bird	August 2018
IC Bus	May 2020 through December 2022

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

The Company purchases its new Peterbilt vehicles from Peterbilt and most of the parts sold at its Peterbilt dealerships from PACCAR, Inc, the parent company of Peterbilt, at prevailing prices charged to all franchised dealers. Sales of new Peterbilt trucks accounted for approximately 65.2% of the Company’s new vehicle sales for the year ended December 31, 2017, 61.0% of the Company’s new vehicle sales for the year ended December 31, 2016, and 59.6% of the Company’s new vehicle sales for the year ended December 31, 2015.

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

4.	ACCOUNTS RECEIVABLE:

The Company’s accounts receivable, net, consisted of the following (in thousands):

	December 31,
	2017	2016

Trade accounts receivable from sale of vehicles	$104,779	$83,482
Trade receivables other than vehicles	57,697	42,876
Warranty claims	9,473	8,095
Other accounts receivable	12,753	22,409
Less allowance for bad debt and warranty claims	(826)	(663)

Total	$183,875	$156,199

5.	INVENTORIES:

The Company’s inventories, net, consisted of the following (in thousands):

	December 31,
	2017	2016

New commercial vehicles	$747,531	$575,879
Used commercial vehicles	76,488	71,429
Parts and accessories	205,534	187,419
Other	15,924	15,564
Less allowance	(12,183)	(9,987)

Total	$1,033,294	$840,304

6.	VALUATION ACCOUNTS:

Valuation and allowance accounts include the following (in thousands):

	Balance Beginning of Year	Net Charged to Costs and Expenses	Net Write- Offs	Balance End of Year

2017
Reserve for accounts receivable	$549	$625	$(558)	$616
Reserve for warranty receivables	114	713	(617)	210
Reserve for parts inventory	4,885	1,414	(69)	6,230
Reserve for commercial vehicle inventory	5,102	5,997	(5,146)	5,953

2016
Reserve for accounts receivable	$506	$1,415	$(1,372)	$549
Reserve for warranty receivables	105	833	(824)	114
Reserve for parts inventory	7,291	3,400	(5,806)	4,885
Reserve for commercial vehicle inventory	6,541	9,623	(11,062)	5,102

2015
Reserve for accounts receivable	$639	$992	$(1,125)	$506
Reserve for warranty receivables	140	1,677	(1,712)	105
Reserve for parts inventory	5,067	4,215	(1,991)	7,291
Reserve for commercial vehicle inventory	10,644	8,417	(12,520)	6,541

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

The interest rate under the Company’s Floor Plan Credit Agreement is the three month LIBOR rate plus 1.51%. The interest rate applicable to the Company’s Floor Plan Credit Agreement was approximately 2.99% at December 31, 2017. The Company utilizes its excess cash on hand to pay down its outstanding borrowings under its Floor Plan Credit Agreement, and the resulting interest earned is recognized as an offset to the Company’s gross interest expense under the Floor Plan Credit Agreement. The Company is required to pay a monthly working capital fee equal to 0.16% per annum multiplied by the amount of voluntary prepayments of new and used inventory loans.

The Company finances substantially all of the purchase price of its new commercial vehicle inventory, and the loan value of its used commercial vehicle inventory, under its Floor Plan Credit Agreement, under which BMO Harris pays the manufacturer directly with respect to new commercial vehicles. Amounts borrowed under the Company’s Floor Plan Credit Agreement are due when the related commercial vehicle inventory (collateral) is sold and the sales proceeds are collected by the Company. The Company’s Floor Plan Credit Agreement expires June 30, 2019, although BMO Harris has the right to terminate the Floor Plan Credit Agreement at any time upon 120 days’ written notice. The Company may terminate the Floor Plan Credit Agreement at any time, although if it does so, it must pay a prepayment processing fee equal to 1.0% of the aggregate revolving loan commitments if such termination occurs on or prior to July 1, 2018 or $500,000 if such termination occurs after July 1, 2018 and prior to June 30, 2019, subject to specified limited exceptions. On December 31, 2017, the Company had approximately $656.1 million outstanding under its Floor Plan Credit Agreement.

In June 2012, the Company entered into a wholesale financing agreement with Ford Motor Credit Company that provides for the financing of, and is collateralized by, the Company’s new Ford vehicle inventory. This wholesale financing agreement bears interest at a rate of Prime plus 150 basis points minus certain incentives and rebates; however, the prime rate is defined to be a minimum of 3.75%. As of December 31, 2017, the interest rate on the wholesale financing agreement was 5.25% before considering the applicable incentives. On December 31, 2017, the Company had an outstanding balance of approximately $82.0 million under the Ford Motor Credit Company wholesale financing agreement.

The Company’s weighted average interest rate for floor plan notes payable was 1.4% for the year ended December 31, 2017, and 1.6% for the year ended December 31, 2016, which is net of interest related to prepayments of new and used inventory loans.

Assets pledged as collateral were as follows (in thousands):

	December 31,
	2017	2016
Inventories, new and used vehicles at cost based on specific identification, net of allowance	$818,066	$642,205
Vehicle sale related accounts receivable	104,778	83,482

Total	$922,844	$725,687

Floor plan notes payable related to vehicles	$778,561	$646,945

Lines of Credit

The Company has a secured line of credit that provides for a maximum borrowing of $17.5 million. There were no advances outstanding under this secured line of credit at December 31, 2017; however, $11.9 million was pledged to secure various letters of credit related to self-insurance products, leaving $5.6 million available for future borrowings as of December 31, 2017.

The Company has a Working Capital Facility with BMO Harris. The Working Capital Facility includes up to $100.0 million of revolving credit loans to the Company for working capital, capital expenditures and other general corporate purposes. The amount of the borrowings under the Working Capital Facility are subject to borrowing base limitations based on the value of the Company’s eligible parts inventory and company vehicles. The Working Capital Facility includes a $20.0 million letter of credit sublimit. Borrowings under the Working Capital Facility bear interest at rates based on LIBOR or the Base Rate, plus an applicable margin determined based on outstanding borrowing under the Working Capital Facility. In addition, the Company is required to pay a commitment fee on the amount unused under the Working Capital Facility. The Working Capital Facility expires on the earlier of (i) March 21, 2020 and (ii) the date on which all commitments under the Floor Plan Working Capital Facility shall have terminated, whether as a result of the occurrence of the Commitment Termination Date or otherwise. There were no advances outstanding under the Working Capital Facility as of December 31, 2017.

8.	LONG-TERM DEBT:

Long-term debt was comprised of the following (in thousands):

	December 31,
	2017	2016

Variable interest rate term notes	$96,157	$107,894
Fixed interest rate term notes	515,371	495,326

Total debt	611,528	603,220

Less: current maturities	(145,139)	(130,717)

Total long-term debt, net of current maturities	$466,389	$472,503

As of December 31, 2017, debt maturities were as follows (in thousands):

2018	145,139
2019	140,823
2020	144,163
2021	85,559
2022	60,525
Thereafter	35,319

Total	$611,528

The interest rates on the Company’s variable interest rate notes are based on various LIBOR benchmark rates. The interest rates on the notes ranged from approximately 3.1% to 3.6% on December 31, 2017. Payments on the notes range from approximately $5,330 to $125,833 per month, plus interest. Maturities of these notes range from June 2018 to June 2025.

The Company’s fixed interest rate notes had interest rates that ranged from approximately 2.75% to 7.61% on December 31, 2017. Payments on the notes range from $255 to $32,840 per month. Maturities of these notes range from January 2018 to August 2027.

The proceeds from the issuance of the notes were used primarily to acquire land, buildings and improvements and vehicles for the Company’s lease and rental fleet. The notes are secured by the assets acquired with the proceeds of such notes.

The Company’s long-term real estate debt agreements, floor plan financing arrangements and the Working Capital Facility require the Company to satisfy various financial ratios such as the debt to worth ratio, leverage ratio, the fixed charge coverage ratio and certain requirements for tangible net worth and GAAP net worth. As of December 31, 2017, the Company was in compliance with all debt covenants. The Company does not anticipate any breach of the covenants in the foreseeable future.

9.	FINANCIAL INSTRUMENTS AND FAIR VALUE:

The Company measures certain financial assets and liabilities at fair value on a recurring basis. Financial instruments consist primarily of cash, accounts receivable, accounts payable and floor plan notes payable. The carrying values of the Company’s financial instruments approximate fair value due either to their short-term nature or existence of variable interest rates, which approximate market rates. Certain methods and assumptions were used by the Company in estimating the fair value of financial instruments at December 31, 2017, and 2016. The carrying value of current assets and current liabilities approximates the fair value due to the short maturity of these items.

The fair value of the Company’s long-term debt is based on secondary market indicators. Because the Company’s debt is not quoted, estimates are based on each obligation’s characteristics, including remaining maturities, interest rate, credit rating, collateral and liquidity. Accordingly, the Company concluded that the valuation measurement inputs of its long-term debt represent, at its lowest level, current market interest rates available to the Company for similar debt and the Company’s current credit standing. The Company has categorized such debt within Level 2 of the hierarchy framework. The carrying amount approximates fair value.

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

As of December 31, 2017, the Company held auction rate securities with underlying tax-exempt municipal bonds that mature in 2030 and have a fair value and a cost basis of $6.4 million. As of December 31, 2016, the Company held auction rate securities with underlying tax-exempt municipal bonds that mature in 2030 and have a fair value of $6.2 million and a cost basis of $6.7 million. The issuer redeemed $150,000 of the auction rate securities during 2014, $275,000 during 2015, $450,000 during 2016, and $325,000 in the second quarter of 2017. These bonds have credit wrap insurance and a credit rating of A by a major credit rating agency.

The Company valued the auction rate securities at December 31, 2017 using a discounted cash flow model based on the characteristics of the individual securities, which the Company believes yields the best estimate of fair value. The first step in the valuation included a credit analysis of the security which considered various factors, including the credit quality of the issuer, the instrument’s position within the capital structure of the issuing authority and the composition of the authority’s assets, including the effect of insurance and/or government guarantees. Next, the future cash flows of the instruments were projected based on certain assumptions regarding the auction rate market significant to the valuation, including that the auction rate market will remain illiquid and auctions will continue to fail, causing the interest rate to be the maximum applicable rate. This assumption resulted in a discounted cash flow analysis being performed through 2019, the point at which the Company estimates the securities will be redeemed by the municipality. The projected cash flows were then discounted using the applicable yield curve plus a 225 basis point liquidity premium added to the applicable discount rate.

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

The table below presents disclosures about the auction rate securities measured at fair value on a recurring basis in the Company’s financial statements as follows (in thousands):

	At December 31, 2017					At December 31, 2016
	Level 1 Inputs		Level 2 Inputs		Level 3 Inputs	Level 1 Inputs		Level 2 Inputs		Level 3 Inputs
Investment in auction rate securities	$	─	$	─	$6,375	$	─	$	─	$6,231

	Cost Basis Amount	Gross Unrealized Loss In Accumulated OCI	Fair Value
December 31, 2017
Investment in auction rate securities	$6,375	$-	$6,375

December 31, 2016
Investment in auction rate securities	$6,700	$469	$6,231

Long-Lived Assets

During the first quarter of 2016, the Company instituted plans to consolidate its dealership network. In 2016, the Company recorded an impairment charge related to the value of the real estate in the affected locations in the amount of $7.5 million. The Company also classified certain excess real estate as held for sale, which resulted in an additional impairment charge.

The fair value measurements for the Company’s long-lived assets are based on Level 3 inputs. Fair values of the value of the real estate were determined based on evaluations by a third-party real estate broker that utilized its knowledge and historical experience in real estate markets and transactions. During 2016, the Company sold four of the properties previously classified as held for sale with a fair value of $6.1 million. During 2017, the Company sold three of the properties with a collective fair value of $2.2 million. During the third quarter of 2017, the Company made the decision to put one of the properties previously classified as “held for sale” with a fair value of $1.4 million back into service. As of December 31, 2017, the remaining real estate associated with the restructuring activities is included in assets held for sale on the Consolidated Balance Sheets.

The following table presents long-lived assets measured and recorded at fair value on a nonrecurring basis (in thousands):

Description	Fair Value Measurements Using Significant Unobservable Inputs December 31, 2017	Loss During the Year Ended December 31, 2017		Loss During the Year Ended December 31, 2016
Long-lived assets held for sale	$9,505	$	−	$(7,481)

For further discussion of assets held for sale, see Note 20 – Restructuring Costs of the Notes to Consolidated Financial Statements. The losses in the above table were reported in selling, general and administrative expenses in the Consolidated Statements of Income and Comprehensive Income and were reported under the Truck Segment.

10.	LEASING ACTIVITIES:

Vehicle Leases as Lessee

The Company leases vehicles, as lessee, primarily over periods ranging from one to ten years under operating lease and capital lease arrangements. Generally, the Company is required to incur all operating costs and pay a minimum rental. The Company usually guarantees the residual value of vehicles under operating lease and capital lease arrangements. At December 31, 2017, the Company guaranteed vehicle residual values of $37.0 million under capital lease arrangements. Historically, the Company purchases these vehicles at the end of the lease term and recognizes a gain on the subsequent sale of the vehicle. Vehicle lease expenses were approximately $0.9 million for the year ended December 31, 2017, $1.3 million for the year ended December 31, 2016, and $2.4 million for the year ended December 31, 2015.

As discussed below, these vehicles are then subleased by the Company to customers under various agreements. Future minimum sublease rentals to be received by the Company under non-cancelable subleases, as described below, are $71.0 million.

Future minimum lease payments under capital and non-cancelable vehicle leases as of December 31, 2017, are as follows (in thousands):

	Capital Leases	Operating Leases
2018	$19,819	$1,312
2019	20,499	1,263
2020	19,037	949
2021	13,826	502
2022	10,781	452
Thereafter	6,735	143

Total minimum lease payments	$90,697	$4,621
Less amount representing interest	(7,556)
Present value of net minimum capital lease payments	83,141
Less current portion	(17,119)
Obligations under capital leases less current portion	$66,022

Customer Vehicle Leases as Lessor

The Company, through its PacLease and Idealease franchises, leases vehicles that the Company owns or leases to customers primarily over periods of one to ten years, under operating lease arrangements that require a minimum rental payment and a contingent rental payment based on mileage. Rental income during the year ended December 31, 2017, consisted of minimum rental payments of approximately $187.4 million and contingent rental payments of $29.0 million. Rental income during the year ended December 31, 2016, consisted of minimum rental payments of approximately $182.1 million and contingent rental payments of $27.8 million. Rental income during the year ended December 31, 2015, consisted of minimum rental payments of approximately $175.0 million and contingent rental payments of $27.4 million. Minimum rental payments to be received for non-cancelable leases and subleases in effect at December 31, 2017, are as follows (in thousands):

2018	$123,641
2019	104,067
2020	80,054
2021	51,334
2022	28,647
Thereafter	14,961

Total	$402,704

As of December 31, 2017, the Company had $584.4 million of lease vehicles included in property and equipment, net of accumulated depreciation of $310.5 million. As of December 31, 2016, the Company had $570.1 million of lease vehicles included in property and equipment, net of accumulated depreciation of $262.6 million.

Other Leases - Land and Buildings

The Company leases various assets under operating leases with expiration dates ranging from January 2018 through June 2102. Monthly rental payments range from approximately $275 per month to $46,479 per month. Rental expense was $9.5 million for the year ended December 31, 2017, $10.3 million for the year ended December 31, 2016, and $11.8 million for the year ended December 31, 2015. Future minimum lease payments under non-cancelable leases at December 31, 2017, are as follows (in thousands):

2018	$8,207
2019	5,954
2020	4,445
2021	2,618
2022	1,666
Thereafter	15,113

Total	$38,003

11.	SHARE BASED COMPENSATION AND EMPLOYEE BENEFIT PLANS:

Employee Stock Purchase Plan

The Company’s 2004 Employee Stock Purchase Plan, as amended and restated (the “Employee Stock Purchase Plan”) allows eligible employees to contribute up to $10,625 of their base earnings every six months toward the semi-annual purchase of the Company’s Class A Common Stock. The employee’s purchase price is 85% of the lesser of the closing price of the Class A Common Stock on the first business day or the last business day of the semi-annual offering period, as reported by The NASDAQ Global Select Market. Employees may purchase shares having a fair market value of up to $25,000 (measured as of the first day of each semi-annual offering period) for each calendar year. On May 17, 2016, the Company’s shareholders approved the amendment and restatement of the Employee Stock Purchase Plan to increase the number of shares of Class A Common Stock authorized for issuance thereunder by 500,000 shares. Under the Employee Stock Purchase Plan, there are approximately 415,000 shares remaining of the 1,400,000 shares of the Company’s Class A Common Stock that have been reserved for issuance. The Company issued 112,754 shares under the Employee Stock Purchase Plan during the year ended December 31, 2017 and 137,360 shares during the year ended December 31, 2016. Of the 6,825 employees eligible to participate, approximately 1,131 elected to participate in the plan as of December 31, 2017.

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

The Director Plan is designed to attract and retain highly qualified non-employee directors. Currently, each non-employee director receives a grant of the Company’s Class A Common Stock, or up to 40% cash, equivalent to a compensation value of $125,000. In 2016, two non-employee directors received a grant of 6,145 shares of the Company’s Class A Common Stock and four non-employee director received a grant of 3,687 shares of the Company’s Class A Common Stock and $50,000 cash, for total compensation equivalent to $125,000 each. In 2017, two non-employee directors received a grant of 3,307 shares of the Company’s Class A Common Stock, one non-employee director received a grant of 1,984 shares of the Company’s Class A Common Stock and $50,000 cash, one non-employee director received a grant of 2,315 shares of the Company’s Class A Common Stock and $37,500 cash, and one non-employee director received a grant of 2,480 shares of the Company’s Class A Common Stock and $31,250 cash, for total compensation equivalent to $125,000 each. Under the Director Plan, there are approximately 152,000 shares remaining for issuance of the 500,000 shares of the Company’s Class A Common Stock that have been reserved for issuance. The Company granted 13,393 shares of Class A Common Stock under the Director Plan during the year ended December 31, 2017 and 27,038 shares of Class A Common Stock under the Director Plan during the year ended December 31, 2016.

Employee Incentive Plans

In May 2007, the Board of Directors and shareholders adopted the Rush Enterprises, Inc. 2007 Long-Term Incentive Plan (the “2007 Incentive Plan”). The 2007 Incentive Plan provides for the grant of stock options (which may be nonqualified stock options or incentive stock options for tax purposes), stock appreciation rights issued independent of or in tandem with such options (“SARs”), restricted stock awards and performance awards. The 2007 Incentive Plan was amended and restated on May 20, 2014 and again on May 16, 2017 to increase the number of shares available for issuance under the plan to 7,800,000 shares of Class A Common Stock and 2,200,000 shares of Class B Common Stock.

The aggregate number of shares of common stock subject to stock options or SARs that may be granted to any one participant in any year under the 2007 Incentive Plan is 100,000 shares of Class A Common Stock or 100,000 shares of Class B Common Stock. Each option granted pursuant to the 2007 Incentive Plan has a ten year term from the grant date and vests in three equal annual installments beginning on the third anniversary of the grant date. The Company has 7,800,000 shares of Class A Common Stock and 2,200,000 shares of Class B Common Stock reserved for issuance upon exercise of any awards granted under the Company’s 2007 Incentive Plan. As of December 31, 2017, approximately 2,142,000 shares of Class A Common Stock and 1,063,000 shares of Class B Common Stock are available for issuance upon the exercise of any awards granted under the Company’s 2007 Incentive Plan. The Company issues new shares of its Class A or Class B Common Stock upon the exercise of stock options or vesting of restricted stock units. During the year ended December 31, 2017, the Company granted 472,463 options to purchase Class A Common Stock and 274,390 restricted Class B Common Stock units under the 2007 Incentive Plan. During the year ended December 31, 2016, the Company granted 493,088 options to purchase Class A Common Stock and 268,890 restricted Class B Common Stock units under the 2007 Incentive Plan.

Valuation and Expense Information

Stock-based compensation expense related to stock options, restricted stock awards, restricted stock units and employee stock purchases was $15.6 million for the year ended December 31, 2017, $12.9 million for the year ended December 31, 2016, and $12.4 million for the year ended December 31, 2015.

Cash received from options exercised and shares purchased under all share-based payment arrangements was $24.8 million for the year ended December 31, 2017, $6.5 million for the year ended December 31, 2016, and $4.3 million for the year ended December 31, 2015.

A summary of the Company’s stock option activity and related information for the year ended December 31, 2017, follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Life (in Years)	Value

Balance of Outstanding Options at January 1, 2017	3,489,826	$21.42
Granted	472,463	33.89
Exercised	(1,205,281)	18.56
Forfeited	(32,700)	27.05
Balance of Outstanding Options at December 31, 2017	2,724,308	$24.78	6.43	$70,910,167
Expected to vest after December 31, 2017	1,784,417	$26.74	7.68	$42,945,946
Vested and exercisable at December 31, 2017	888,246	$20.75	3.85	$26,701,699

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the weighted-average of the closing price as of December 29, 2017, of the Company’s Class A common of $50.81. The total intrinsic value of options exercised was $25.0 million during the year ended December 31, 2017, $4.8 million during the year ended December 31, 2016, and $2.6 million during the year ended December 31, 2015.

A summary of the status of the number of shares underlying Company’s non-vested stock options as of December 31, 2017, and changes during the year ended December 31, 2017, is as follows:

		Weighted
		Average
	Number of	Grant Date
Non-vested Shares	Shares	Fair Value

Non-vested at January 1, 2017	1,881,578	$11.28
Granted	472,463	12.33
Vested	(485,279)	12.92
Forfeited	(32,700)	11.07

Non-vested at December 31, 2017	1,836,062	$11.12

The total fair value of vested options was $6.3 million during the year ended December 31, 2017, $5.6 million during the year ended December 31, 2016, and $5.1 million during the year ended December 31, 2015. The weighted-average grant date fair value of options granted was $12.33 per share during the year ended December 31, 2017, $6.54 per share during the year ended December 31, 2016, and $11.27 per share during the year ended December 31, 2015.

Stock Awards

The Company granted restricted stock units to certain of its employees under the 2007 Incentive Plan and unrestricted stock awards to its non-employee directors under the Director Plan during the year ended December 31, 2017. The restricted stock units granted to employees vest in three equal installments on the first, second and third anniversary of the grant date and are forfeited in the event the recipient’s employment or relationship with the Company is terminated prior to vesting, except as a result of retirement or under certain circumstances associated with a change of control or involuntary termination, as further described in the Company’s executive transition plan. The fair value of the restricted stock units to the Company’s employees is amortized to expense on a straight-line basis over the restricted stock’s vesting period. The shares granted to non-employee directors are expensed on the grant date.

The following table presents a summary of the Company’s non-vested restricted stock units outstanding at December 31, 2017:

		Weighted
		Average		Weighted
		Remaining	Aggregate	Average
		Contractual	Intrinsic	Grant Date
Stock Awards and Units	Shares	Life (in Years)	Value	Fair Value

Outstanding non-vested shares at January 1, 2017	519,173			$21.21
Granted	274,390			31.37
Vested	(253,431)			22.64
Forfeited	−			−

Outstanding non-vested at December 31, 2017	540,132	8.5	$26,043,230	$25.71

Expected to vest after December 31, 2017	538,462	8.5	$25,962,706

The total fair value of the shares issued upon the vesting of stock awards during the year ended December 31, 2017 was $5.7 million. The weighted-average grant date fair value of stock awards and units granted was $31.37 per share during the year ended December 31, 2017, $17.57 per share during the year ended December 31, 2016, and $24.75 per share during the year ended December 31, 2015.

As of December 31, 2017, there was $13.4 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the 2007 Incentive Plan. That cost is expected to be recognized over a weighted-average period of 2.4 years.

Defined Contribution Plan

The Company has a defined contribution plan (the “Rush 401k Plan”), which is available to all Company employees. Each employee who has completed 30 days of continuous service is entitled to enter the Rush 401k Plan on the first day of the following month. Participating employees may contribute from 1% to 50% of total gross compensation. However, certain highly compensated employees are limited to a maximum contribution of 15% of total gross compensation. For the first 10% of an employee’s contribution, the Company contributes an amount equal to 20% of the employees’ contributions for those employees with less than five years of service and an amount equal to 40% of the employees’ contributions for those employees with more than five years of service. The Company incurred expenses related to the Rush 401k Plan of approximately $7.0 million during the year ended December 31, 2017, $6.5 million during the year ended December 31, 2016, and $6.2 million during the year ended December 31, 2015.

Deferred Compensation Plan

On November 6, 2010, the Board of Directors of the Company adopted the Rush Enterprises, Inc. Deferred Compensation Plan (the “Deferred Compensation Plan”) pursuant to which selected employees and directors may elect to defer a portion of their annual compensation. The Deferred Compensation Plan also provides the Company with the discretion to make matching contributions to participants’ accounts. The Company established a rabbi trust to finance obligations under the Deferred Compensation Plan with corporate-owned variable life insurance contracts. Participants are 100% vested in their respective deferrals and the earnings thereon. The first deferral election period began on January 1, 2011. The Company’s liability related to the Deferred Compensation Plan was $9.8 million on December 31, 2017 and $7.2 million on December 31, 2016. The related cash surrender value of the life insurance contracts was $9.6 million on December 31, 2017 and $6.8 million on December 31, 2016.

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

Each share of Class A Common Stock ranks equal to each share of Class B Common Stock with respect to receipt of any dividends or distributions declared on shares of common stock and the right to receive proceeds on liquidation or dissolution of the Company after payment of its indebtedness and liquidation preference payments to holders of any preferred shares. However, holders of Class A Common Stock have 1/20th of one vote per share on all matters requiring a shareholder vote, while holders of Class B Common Stock have one full vote per share.

The following is a reconciliation of the numerators and the denominators of the basic and diluted per share computations for income from continuing operations (in thousands, except per share amounts):

	2017	2016	2015

Numerator-
Numerator for basic and diluted earnings per share −
Net income available to common shareholders	$172,129	$40,582	$66,053
Denominator-
Denominator for basic earnings per share – weighted average shares outstanding	39,627	39,938	40,271
Effect of dilutive securities−
Employee and director stock options and restricted share awards	1,353	665	822
Denominator for diluted earnings per share − adjusted weighted average shares outstanding and assumed conversions	40,980	40,603	41,093
Basic earnings per common share	$4.34	$1.02	$1.64
Diluted earnings per common share and common share equivalents	$4.20	$1.00	$1.96

Options to purchase shares of common stock that were outstanding for the years ended December 31, 2017, 2016 and 2015 that were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive are as follows (in thousands):

	2017	2016	2015
Anti-dilutive options – weighted average	449	2,043	1,186

13.	INCOME TAXES:

Provision for Income Taxes

The tax provisions are summarized as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015

Current provision-
Federal	$22,443	$15,236	$7,513
State	4,030	2,300	2,592

	26,473	17,536	10,105

Deferred provision-
Federal	(64,821)	8,260	29,561
State	2,618	71	2,084

	(62,203)	8,331	31,645

Provision (benefit) for income taxes	$(35,730)	$25,867	$41,750

A reconciliation of taxes based on the federal statutory rates and the provisions (benefits) for income taxes are summarized as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015

Income taxes at the federal statutory rate	$47,749	$23,255	$37,733
State income taxes, net of federal benefit	3,246	1,552	3,053
Tax effect of permanent differences	(4,097)	887	959
Revaluation of deferred taxes	(82,862)	−	−
Other, net	234	173	5

(Benefit) provision for income taxes	$(35,730)	$25,867	$41,750

The components of income taxes recorded in other comprehensive income and paid in capital consisted of the following (in thousands):

	Year Ended December 31,
	2017		2016		2015
Income tax expense (benefit) related to components of other comprehensive income:
Change in fair value of cash flow swaps	$	−	$	−	$92
Change in fair value of available-for-sale securities		183		13	7
Total		$183		$13	$99

Paid in capital – stock based compensation	$	−		$294	$337

The following summarizes the components of net deferred income tax liabilities included in the balance sheet (in thousands):

	December 31,
	2017	2016
Deferred income tax (assets) liabilities:
Inventory	$(3,637)	$(5,074)
Accounts receivable	(157)	(203)
Capital lease obligations	(19,480)	(31,263)
Stock options	(6,899)	(11,655)
Accrued liabilities	(2,533)	(3,610)
State net operating loss carry forward	(2,262)	(1,921)
State tax credit	(410)	(380)
Other	(3,627)	(5,170)
Difference between book and tax basis- Depreciation and amortization	174,266	256,352
	135,261	197,076
Valuation allowance	50	255

Net deferred income tax liability	$135,311	$197,331

On December 22, 2017, the Tax Act was enacted.  The Tax Act includes, among other items, a reduction of the U.S. federal corporate tax rate from 35% to 21% effective January 1, 2018. The Tax Act makes broad and complex changes to the U.S. tax code, some of which affect the Company’s 2017 year end results. Staff Accounting Bulletin No. 118 (SAB 118) provides guidance that allows registrants to provide a reasonable estimate of the Tax Act in their financial statements and adjust the reported impact in a measurement period not to exceed one year.  At December 31, 2017, the Company made a reasonable estimate of the effects of the Tax Act on its existing deferred tax balances and recognized a provisional net tax benefit of $82.9 million, which is included as a component of income tax expense.  The provision benefit recorded is primarily a result of the remeasurement of the Company’s deferred tax assets and liabilities at the rate in which they will reverse. The Company will continue to refine its calculations as additional analysis is completed.  In addition, the Company’s estimates may also be affected as it gains a more thorough understanding of the tax law.

At December 31, 2017, the Company had approximately $44.4 million in state net operating loss carry forwards that expire from 2017 through 2037. The Company has a valuation allowance of $50,000 associated with state net operating losses. The valuation allowance decreased by $205,000 due to expiration of certain losses that had previously had a valuation allowance.

The Company had unrecognized income tax benefits totaling $2.6 million as a component of accrued liabilities at December 31, 2017, and $2.4 million at December 31, 2016, the total of which, if recognized, would impact the Company’s effective tax rate. An unfavorable settlement would require a charge to income tax expense and a favorable resolution would be recognized as a reduction to income tax expense. The Company recognizes interest accrued related to unrecognized tax benefits in income tax expense. During the years ended December 31, 2017, 2016 and 2015, the Company recognized approximately $21,050, $34,800, and $11,600 in interest. No amounts were accrued for penalties. The Company had approximately $166,000, $145,000 and $110,100 for the payment of interest accrued at December 31, 2017, 2016 and 2015, respectively.

The Company does not anticipate a significant change in the amount of unrecognized tax benefits in the next 12 months. As of December 31, 2017, the tax years ended December 31, 2014 through 2017 remained subject to audit by federal tax authorities and the tax years ended December 31, 2013 through 2017, remained subject to audit by state tax authorities.

A reconciliation of the change in the unrecognized tax benefits is as follows (in thousands):

	2017	2016	2015
Unrecognized tax benefits at beginning of period	$2,401	$2,332	$2,087
Gross increases – tax positions in current year	619	429	692
Gross increases – tax positions in a prior year			−
Reductions due to lapse of statute of limitations	(465)	(360)	(447)
Unrecognized tax benefits at end of period	$2,555	$2,401	$2,332

14.	COMMITMENTS AND CONTINGENCIES:

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

The Company has a purchase obligation of approximately $8.6 million at December 31, 2017 related to the Company’s construction contract for a facility in Denton, Texas. The Company also has a contractual obligation of approximately $3.8 million with SAP America, Inc. with respect to the Software License Agreement for the ERP Platform.

15.	ACQUISITIONS:

All of the following acquisitions, unless otherwise noted, were considered business combinations accounted for under ASC 805 “Business Combinations.” Pro forma information is not included in accordance with ASC 805 because no acquisitions were considered material individually or in the aggregate.

On December 14, 2017, the Company acquired certain assets of Transwest San Diego, LLC, which included a Ford truck franchise in San Diego, California. The transaction was valued at approximately $2.2 million, with the purchase price paid in cash.

On May 27, 2016, the Company acquired certain assets of Transwest Truck Center Las Vegas, LLC, which included a Ford truck franchise in Las Vegas, Nevada. The transaction was valued at approximately $0.8 million, with the purchase price paid in cash.

16.	ACCUMULATED OTHER COMPREHENSIVE INCOME:

The following table shows the components of accumulated other comprehensive loss (in thousands):

	Available for Sale Securities
Balance as of December 31, 2015		$(305)
Changes in fair value		32
Income tax expense		(13)
Balance as of December 31, 2016		$(286)
Reclassification of gain into income		469
Income tax expense		(183)
Balance as of December 31, 2017	$	−

The following table shows the amount of loss reclassified from accumulated other comprehensive loss into earnings (in thousands):

	Year Ended
	December 31, 2017		December 31, 2016		December 31, 2015
Losses on cash flow swaps to:
Interest expense	$	−	$	−	$(55)
Income tax benefit		−		−	21
Total reclassifications	$	−	$	−	$(34)

17.	UNAUDITED QUARTERLY FINANCIAL DATA:
(In thousands, except per share amounts.)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2017

Revenues	$1,044,797	$1,203,523	$1,257,459	$1,208,103
Gross profit	187,907	209,072	220,048	212,909
Operating income	24,849	37,407	48,436	38,017
Income before income taxes	22,058	34,583	45,335	34,423
Net income	$14,479	$21,999	$29,784	$105,867

Earnings per share:
Basic	$0.37	$0.55	$0.75	$2.65
Diluted	$0.36	$0.54	$0.72	$2.54

2016

Revenues	$1,070,840	$1,026,462	$1,096,041	$1,021,271
Gross profit	183,270	180,478	181,316	172,948
Operating income	8,181	21,572	27,588	23,387
Income before income taxes	3,942	17,809	24,303	20,395
Net income	$2,395	$10,817	$14,880	$12,490

Earnings per share:
Basic	$0.06	$0.27	$0.38	$0.32
Diluted	$0.06	$0.27	$0.37	$0.31

18.	SEGMENTS:

The Company currently has one reportable business segment - the Truck Segment. The Truck Segment includes the Company’s operation of a nationwide network of commercial vehicle dealerships that provide an integrated one-stop source for the commercial vehicle needs of its customers, including retail sales of new and used commercial vehicles; aftermarket parts, service and body shop facilities; and a wide array of financial services, including the financing of new and used commercial vehicle purchases, insurance products and truck leasing and rentals. The commercial vehicle dealerships are deemed a single reporting unit because they have similar economic characteristics. The Company’s chief operating decision maker considers the entire Truck Segment, not individual dealerships or departments within its dealerships, when making decisions about resources to be allocated to the segment and assessing its performance.

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

The Company accounts for intersegment sales and transfers as if the sales or transfers were to third parties, that is, at current market prices. There were no material intersegment sales during the years ended December 31, 2017, 2016 or 2015.

The following table contains summarized information about reportable segment revenue, segment income or loss from continuing operations and segment assets for the periods ended December 31, 2017, 2016 and 2015 (in thousands):

	Truck	All
	Segment	Other	Totals
2017
Revenues from external customers	$4,698,035	$15,847	$4,713,882
Interest income	891	–	891
Interest expense	13,024	177	13,201
Depreciation and amortization	49,634	435	50,069
Segment operating income	149,338	(629)	148,709
Segment income (loss) from continuing operations before taxes	137,205	(806)	136,399
Segment assets	2,855,001	35,138	2,890,139
Goodwill	288,831	2,560	291,391
Expenditures for segment assets	209,852	65	209,917

2016
Revenues from external customers	$4,199,348	$15,266	$4,214,614
Interest income	621	–	621
Interest expense	14,740	160	14,900
Depreciation and amortization	50,771	490	51,261
Segment operating income	81,483	(756)	80,728
Segment income (loss) from continuing operations before taxes	67,364	(915)	66,449
Segment assets	2,570,016	33,031	2,603,047
Goodwill	287,631	2,560	290,191
Expenditures for segment assets	196,704	261	196,965

2015
Revenues from external customers	$4,964,642	$15,091	$4,979,733
Interest income	490	$–	490
Interest expense	13,814	149	13,963
Depreciation and amortization	43,355	504	43,859
Segment operating income	122,907	(1,631)	121,276
Segment income (loss) from continuing operations before taxes	109,583	(1,780)	107,803
Segment assets	2,818,255	33,753	2,852,008
Goodwill	282,481	2,560	285,041
Expenditures for segment assets	367,482	308	367,790

19.	RELATED PARTY TRANSACTIONS:

The Company has entered into a loan and security agreement with CCTTS, a related party. The fifth amendment to the loan and security agreement provides for advances up to $17.0 million to finance commercial vehicle inventory and bears interest at the three month LIBOR rate plus 4.0%. Principal amounts advanced under the loan agreement are due when the related commercial vehicle inventory is sold by CCTTS and the interest is payable monthly. The Company had an $11.9 million receivable under the loan agreement at December 31, 2017, and a $10.2 million receivable at December 31, 2016.

20.	RESTRUCTURING COSTS:

During 2016, the Company instituted plans to consolidate its dealership network and incurred pre-tax expenses of approximately $8.9 million related to costs associated with the restructuring activities, including asset impairment charges.

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

During 2016, the Company sold four of the properties previously classified as held for sale with a fair value of $6.1 million. During 2017, the Company sold three of the properties with a collective fair value of $2.2 million. During the third quarter of 2017, the Company made the decision to put one of the properties previously classified as “held for sale” with a fair value of $1.4 million back into service. As of December 31, 2017, the remaining real estate associated with the restructuring activities is included in assets held for sale on the Consolidated Balance Sheets.

The restructuring costs and the assets held for sale are reported under the Truck Segment.

21.	SUBSEQUENT EVENT:

In the first quarter of 2018, as part of an assessment that involved a technical feasibility study of the current SAP enterprise software platform, the Company determined that a majority of the components of its enterprise software platform will require replacement earlier than originally anticipated at software installation. In accordance with ASC Topic 350-40, the Company will prospectively adjust the useful life of the components being replaced so that the respective net book values of the components are fully amortized upon replacement. The total net book value of the SAP enterprise software is $31.9 million as of December 31, 2017. The Company expects to place these new components into service no later than August 2018. The Company will amortize the remaining net book value of the components expected to be replaced on a straight-line basis over the seven-month period beginning in February 2018 through August 2018.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, the Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures were effective as of December 31, 2017, to ensure that information required to be disclosed in its reports filed or submitted under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2017, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

As of December 31, 2017, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control – Integrated Framework,” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission (2013 Framework). Based on the assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2017, based on those criteria.

Ernst & Young LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this annual report on Form 10-K, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017. The report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017, is included in this Item 9A under the heading “Attestation Report of Independent Registered Public Accounting Firm.”

Attestation Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

The Shareholders and Board of Directors of Rush Enterprises, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Rush Enterprises, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Rush Enterprises, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and our report dated March 1, 2018, expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP

San Antonio, Texas

March 1, 2018

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information called for by Item 10 of Form 10-K is incorporated herein by reference to such information included in the Company’s Proxy Statement for the 2018 Annual Meeting of Shareholders.

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

Item 11. Executive Compensation

The information called for by Item 11 of Form 10-K is incorporated herein by reference to such information included in the Company’s Proxy Statement for the 2018 Annual Meeting of Shareholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information called for by Item 12 of Form 10-K, other than the equity compensation plan information set forth below, is incorporated herein by reference to such information included in the Company’s Proxy Statement for the 2018 Annual Meeting of Shareholders.

Equity Compensation Plan Information

The Equity Compensation Plan Information Table provides information as of December 31, 2017, with respect to shares of Class A and Class B Common Stock that may be issued under our existing equity compensation plans, including the Rush Enterprises, Inc. 2006 Non-Employee Director Stock Plan, the Rush Enterprises, Inc. 2007 Long-Term Incentive Plan.

Class A Common Stock:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights as of December 31, 2017 (a)	Weighted-average exercise price of outstanding options, warrants and rights as of December 31, 2017 (b)	Number of securities remaining available for future issuance under equity compensation plans as of December 31, 2017 (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	2,725,641	$24.78	2,293,339
Equity compensation plans not approved by security holders	−	−	−
Total	2,725,641	−	2,293,339	(1)

(1)

Includes 2,293,339 shares that may be issued in the form of restricted stock under the Rush Enterprises, Inc. 2006 Non-Employee Director Stock Plan and the Rush Enterprises, Inc. 2007 Long-Term Incentive Plan.

Class B Common Stock:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights as of December 31, 2017 (a)	Weighted-average exercise price of outstanding options, warrants and rights as of December 31, 2017 (b)	Number of securities remaining available for future issuance under equity compensation plans as of December 31, 2017 (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	538,799	$0	1,062,630
Equity compensation plans not approved by security holders	−	−	−
Total	538,799	−	1,062,630	(1)

(1)	Includes 1,062,630 shares that may be issued in the form of restricted stock under the Rush Enterprises, Inc. 2007 Long-Term Incentive Plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information called for by Item 13 of Form 10-K is incorporated herein by reference to such information included in the Company’s Proxy Statement for the 2018 Annual Meeting of Shareholders.

Item 14. Principal Accountant Fees and Services

The information called for by Item 14 of Form 10-K is incorporated herein by reference to such information included in the Company’s Proxy Statement for the 2018 Annual Meeting of Shareholders.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)(1) Financial Statements

Included in Item 8 of Part II of this annual report on Form 10-K are the following:

Report of Independent Registered Public Accounting Firm;

Consolidated Balance Sheets as of December 31, 2017, and 2016;

Consolidated Statements of Income for the years ended December 31, 2017, 2016, and 2015;

Consolidated Statements of Comprehensive Income for the years ended December 31, 2017, 2016, and 2015;

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2017, 2016, and 2015;

Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016, and 2015; and

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
4.1

Specimen of certificate representing Common Stock (now Class B Common Stock), $.01 par value, of Rush Enterprises, Inc. (incorporated herein by reference to Exhibit 4.1 of the Company’s Registration Statement No. 333-03346 on Form S-1 filed April 10, 1996)

4.2

Specimen of certificate representing Class A Common Stock, $.01 par value, of the Registrant (incorporated herein by reference to Exhibit 4.1 of the Company’s Registration Statement on Form 8-A filed July 9, 2002)

10.1

Right of First Refusal dated December 19, 2012 between Peterbilt Motors Company and W. Marvin Rush (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (File No. 000-20797) filed December 20, 2012)

10.2

Right of First Refusal dated December 19, 2012 between Peterbilt Motors Company and W.M. “Rusty” Rush (incorporated herein by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K (File No. 000-20797) filed December 20, 2012)

10.3+

Rush Enterprises, Inc. 2004 Employee Stock Purchase Plan, as amended (as Amended and Restated Effective February 23, 2016) (incorporated herein by reference to Exhibit 10.5 of the Company’s Form 10-K (File No. 000-20797) for the year ended December 31, 2016)

10.4+

Rush Enterprises, Inc. Amended and Restated 2006 Non-Employee Director Stock Plan (incorporated herein by reference to Exhibit 10.10 of the Company’s Form 10-K (File No. 000-20797) for the year ended December 31, 2010)

10.5+

Form of Rush Enterprises, Inc. 2006 Non-Employee Director Stock Option Agreement (incorporated herein by reference to Exhibit 4.4 of the Company’s Registration Statement No. 333-138556 on Form S-8 filed November 9, 2006)

10.6+

Form of Rush Enterprises, Inc. 2006 Non-Employee Director Stock Plan Restricted Stock Unit Award Agreement (incorporated herein by reference to Exhibit 10.1 of the Company’s Form 10-Q (File No. 000-20797) for the quarter ended June 30, 2012)

10.7+	Rush Enterprises, Inc. Amended and Restated 2007 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 000-20797) filed May 22, 2017)

10.8+

Form of Rush Enterprises, Inc. 2007 Long-Term Incentive Plan Restricted Stock Unit Agreement (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 000-20797) filed March 14, 2012)

10.9+

Form of Rush Enterprises, Inc. 2007 Long-Term Incentive Plan Stock Option Agreement (incorporated herein by reference to Exhibit 4.4 of the Company’s Form S-8 (File No. 333-144821) filed July 24, 2007)

10.10+	Rush Enterprises, Inc. Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 000-20797) filed November 12, 2010)

10.11+	Form of Indemnity Agreement (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 000-20797) filed January 7, 2015)

10.12+	Rush Enterprises, Inc. Executive Transition Plan (as Amended and Restated Effective as of February 20, 2018) (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 000-20797) filed February 26, 2018)

10.13

Form of dealer agreement between Peterbilt Motors Company and Rush Truck Centers (incorporated herein by reference to Exhibit 10.18 of the Company’s Form 10-K (File No. 000-20797) for the year ended December 31, 1999)

10.14

Amended and Restated Amendment to Dealer Sales and Service Agreements, dated December 19, 2012, by and among Peterbilt Motors Company, a division of PACCAR, Inc., Rush Enterprises, Inc. and the subsidiaries of Rush Enterprises, Inc. named a party therein (incorporated herein by reference to Exhibit 10.1 of the Company's Form 8-K (File No. 000-20797) filed December 20, 2012)

10.15

Guaranty Agreement, dated December 31, 2010, by Rush Enterprises, Inc. and each other Guarantor party thereto in favor of General Electric Capital Corporation. (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (File No. 000-20797) filed January 6, 2011)

10.16	Third Amended and Restated Credit Agreement, dated as of July 7, 2016 by and among the Company, the Lenders signatory thereto, as Administrative Agent and Collateral Agent (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 000-20797) filed July 8, 2016)

10.17

Credit Agreement, dated as of March 21, 2017 by and among the Company, the Lenders signatory thereto and BMO Harris Bank N.A., as Administrative Agent incorporated herein by reference to Exhibit 10.1 of the Company's Form 8-K (File No. 000-20797) filed March 27, 2017)

10.18

Security Agreement, dated as of March 21, 2017, made by the Company in favor of BMO Harris Bank N.A., as Administrative Agent incorporated herein by reference to Exhibit 10.2 of the Company's Form 8-K (File No. 000-20797) filed March 27, 2017)

10.19

Intercreditor Agreement, dated as of March 21, 2017, by and among BMO Harris Bank N.A., as Administrative Agent under the Credit Agreement, BMO Harris Bank N.A., as Administrative Agent and Collateral Agent under the Third Amended and Restated Credit Agreement, dated as of July 7, 2016, and the Company incorporated herein by reference to Exhibit 10.3 of the Company's Form 8-K (File No. 000-20797) filed March 27, 2017)

21.1*	Subsidiaries of the Company

23.1*	Consent of Ernst & Young LLP

31.1*	Certification of President and Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1++	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2++	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
+	Management contract or compensatory plan or arrangement.
++

This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

Item 16. Form 10-K Summary

Intentionally left blank.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RUSH ENTERPRISES, INC.

By:	/s/ W. M.”RUSTY” RUSH	Date: March 1, 2018
W. M. “Rusty” Rush
President, Chief Executive Officer and
Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated:

Signature	Capacity	Date

/s/ W. M. “RUSTY” RUSH	President, Chief Executive Officer and	March 1, 2018
W. M. “Rusty” Rush	Chairman of the Board
(Principal Executive Officer)

/s/ STEVEN L. KELLER	Chief Financial Officer and Treasurer	March 1, 2018
Steven L. Keller	(Principal Financial and Accounting Officer)

/s/ THOMAS A. AKIN	Director	March 1, 2018
Thomas A. Akin

/s/ JAMES C. UNDERWOOD	Director	March 1, 2018
James C. Underwood

/s/ RAYMOND J. CHESS	Director	March 1, 2018
Raymond J. Chess

/s/ DR. KENNON GUGLIELMO	Director	March 1, 2018
Dr. Kennon Guglielmo

/s/ WILLIAM H. CARY	Director	March 1, 2018
William H. Cary