Form 10-Q
period 2018-03-31
RUSH ENTERPRISES INC \TX\
filed 2018-05-10
CIK 1012019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

(X)     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ]                   No [X]

Indicated below is the number of shares outstanding of each of the issuer’s classes of common stock, as of May 2, 2018.

Number of
Shares
Class	Outstanding
Class A Common Stock, $.01 Par Value	30,593,549
Class B Common Stock, $.01 Par Value	8,543,391

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

MARCH 31, 2018 AND DECEMBER 31, 2017

(In Thousands, Except Shares)

	March 31,	December 31,
	2018	2017

Assets
Current assets:
Cash and cash equivalents	$131,712	$124,541
Accounts receivable, net	185,936	183,875
Note receivable affiliate	16,993	11,914
Inventories, net	1,044,710	1,033,294
Prepaid expenses and other	13,809	11,969
Assets held for sale	7,645	9,505
Total current assets	1,400,805	1,375,098
Investments	6,375	6,375
Property and equipment, net	1,151,646	1,159,595
Goodwill, net	291,391	291,391
Other assets, net	48,987	57,680
Total assets	$2,899,204	$2,890,139

Liabilities and shareholders’ equity
Current liabilities:
Floor plan notes payable	$805,531	$778,561
Current maturities of long-term debt	143,401	145,139
Current maturities of capital lease obligations	17,399	17,119
Trade accounts payable	123,786	107,906
Customer deposits	27,388	27,350
Accrued expenses	88,232	96,132
Total current liabilities	1,205,737	1,172,207
Long-term debt, net of current maturities	453,986	466,389
Capital lease obligations, net of current maturities	60,706	66,022
Other long-term liabilities	11,040	9,837
Deferred income taxes, net	136,066	135,311
Shareholders’ equity:
Preferred stock, par value $.01 per share; 1,000,000 shares authorized; 0 shares outstanding in 2018 and 2017	–	–
Common stock, par value $.01 per share; 60,000,000 Class A shares and 20,000,000 Class B shares authorized; 30,582,509 Class A shares and 8,623,472 Class B shares outstanding in 2018; and 31,345,116 Class A shares and 8,469,427 Class B shares outstanding in 2017	457	454
Additional paid-in capital	356,435	348,044
Treasury stock, at cost: 1,768,354 class A shares and 4,697,592 class B shares in 2018 and 934,171 class A shares and 4,625,181 class B shares in 2017	(158,819)	(120,682)
Retained earnings	833,596	812,557
Total shareholders’ equity	1,031,669	1,040,373
Total liabilities and shareholders’ equity	$2,899,204	$2,890,139

The accompanying notes are an integral part of these consolidated financial statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(In Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended March 31,
	2018	2017

Revenues:
New and used commercial vehicle sales	$773,100	$635,953
Parts and service sales	400,295	350,106
Lease and rental	57,524	51,244
Finance and insurance	4,741	3,929
Other	5,121	3,565
Total revenue	1,240,781	1,044,797
Cost of products sold:
New and used commercial vehicle sales	710,914	588,120
Parts and service sales	254,444	224,466
Lease and rental	48,428	44,304
Total cost of products sold	1,013,786	856,890
Gross profit	226,995	187,907
Selling, general and administrative expense	171,670	150,403
Depreciation and amortization expense	22,908	12,492
Loss on sale of assets	(28)	(163)
Operating income	32,389	24,849
Interest expense, net	4,306	2,791
Income before taxes	28,083	22,058
Provision for income taxes	7,044	7,579
Net income	$21,039	$14,479

Earnings per common share:
Basic	$.53	$.37
Diluted	$.51	$.36

Weighted average shares outstanding:
Basic	39,665	39,409
Diluted	41,092	40,701

Comprehensive income	$21,039	$14,479

The accompanying notes are an integral part of these consolidated financial statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2018	2017
Cash flows from operating activities:
Net income	$21,039	$14,479
Adjustments to reconcile net income to net cash provided by operating activities-
Depreciation and amortization	51,056	38,724
Loss on sale of property and equipment, net	28	163
Stock-based compensation expense related to employee stock options and employee stock purchases	7,893	4,759
Provision for deferred income tax expense	755	1,408
Change in accounts receivable, net	(7,140)	(12,901)
Change in inventories	5,706	(19,376)
Change in prepaid expenses and other, net	(2,103)	(609)
Change in trade accounts payable	12,912	1,690
Draws on floor plan notes payable – trade, net	35,380	18,552
Change in customer deposits	38	(2,201)
Change in accrued expenses	(7,900)	(7,163)
Net cash provided by operating activities	117,664	37,525

Cash flows from investing activities:
Acquisition of property and equipment	(48,215)	(39,209)
Proceeds from the sale of property and equipment	2,231	1,600
Other	(1,098)	5,160
Net cash used in investing activities	(47,082)	(32,449)

Cash flows from financing activities:
(Payments) draws on floor plan notes payable – non-trade, net	(8,410)	19,098
Proceeds from long-term debt	32,137	25,555
Principal payments on long-term debt	(46,278)	(38,113)
Principal payments on capital lease obligations	(3,224)	(3,337)
Issuance of shares relating to employee stock options and employee stock purchases	501	6,851
Common stock repurchased	(38,137)	(7,560)
Debt issuance costs	˗	(523)
Net cash (used in) provided by financing activities	(63,411)	1,971
Net decrease in cash and cash equivalents	7,171	7,047
Cash and cash equivalents, beginning of period	124,541	82,026

Cash and cash equivalents, end of period	$131,712	$89,073

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$9,943	$8,211
Income taxes paid, net	$1,500	$6,201
Noncash investing and financing activities:
Assets acquired under capital leases	$401	$2,073

The accompanying notes are an integral part of these consolidated financial statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1 – Principles of Consolidation and Basis of Presentation

The interim consolidated financial statements included herein have been prepared by Rush Enterprises, Inc. and its subsidiaries (collectively referred to as the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). All adjustments have been made to the accompanying interim consolidated financial statements, which, in the opinion of the Company’s management, are necessary for a fair presentation of its operating results. All adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is recommended that these interim consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. Results of operations for interim periods are not necessarily indicative of results that may be expected for any other interim periods or the full fiscal year.

2 – Other Assets

The total capitalized costs of the Company’s SAP enterprise resource planning software platform (“ERP Platform”) of $22.0 million, including capitalized interest, are recorded on the Consolidated Balance Sheet in Other Assets, net of accumulated amortization of $31.1 million. Amortization expense relating to the ERP Platform, which is recognized in depreciation and amortization expense in the Consolidated Statements of Income and Comprehensive Income, was $11.1 million for the three months ended March 31, 2018 and $0.9 million for the three months ended March 31, 2017.

In the first quarter of 2018, as part of an assessment that involved a technical feasibility study of the current ERP Platform, the Company determined that a majority of the components of its ERP Platform will require replacement earlier than originally anticipated; in prior disclosures, the Company had referred to the ERP Platform separately as the SAP enterprise software and SAP dealership management system. In accordance with Accounting Standards Codification (“ASC”) Topic 350-40, in the first quarter of 2018, the Company adjusted the useful life of these components expected to be replaced so that the respective net book values of the components are fully amortized upon replacement. The Company expects to replace these components no later than May 2018. The Company began to amortize the remaining net book value of the components that are expected to be replaced on a straight-line basis in February 2018 and will continue through May 2018. In the first quarter of 2018, the Company recognized an additional $10.2 million of amortization expense related to the components of the ERP Platform that will be replaced. The ERP Platform asset and related amortization are reflected in the Truck Segment.

The Company’s only significant identifiable intangible assets, other than goodwill, are rights under franchise agreements with manufacturers. The fair value of the franchise right is determined at the acquisition date by discounting the projected cash flows specific to each acquisition. The carrying value of the Company’s manufacturer franchise rights was $7.0 million at March 31, 2018 and December 31, 2017, and is included in Other Assets on the accompanying consolidated balance sheets. The Company has determined that manufacturer franchise rights have an indefinite life, as there are no economic or other factors that limit their useful lives and they are expected to generate cash flows indefinitely due to the historically long lives of the manufacturers’ brand names. Furthermore, to the extent that any agreements evidencing manufacturer franchise rights have expiration dates, the Company expects that it will be able to renew those agreements in the ordinary course of business. Accordingly, the Company does not amortize manufacturer franchise rights.

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

No impairment write down was required in the period presented. The Company cannot predict the occurrence of certain events that might adversely affect the reported value of manufacturer franchise rights in the future.

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

4 – Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2018	2017
Numerator:
Numerator for basic and diluted earnings per share – Net income available to common shareholders	$21,039	$14,479
Denominator–
Denominator for basic earnings per share – weighted average shares outstanding	39,665	39,409
Effect of dilutive securities– Employee stock options and restricted stock awards	1,427	1,292
Denominator for basic earnings per share – adjusted weighted average shares outstanding and assumed conversions shares outstanding	41,092	40,701
Basic earnings per common share	$.53	$.37
Diluted earnings per common share and common share equivalents	$.51	$.36

Options to purchase shares of common stock that were outstanding for the three months ended March 31, 2018 and 2017 that were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive are as follows (in thousands):

	March 31, 2018	March 31, 2017
Anti-dilutive options – weighted average	87	729

5 – Stock Options and Restricted Stock Awards

The Company accounts for stock-based compensation in accordance with ASC 718-10, “Compensation – Stock Compensation,” which requires the measurement and recognition of compensation expense for all share-based payment awards made to our employees and directors, including employee stock options, restricted stock unit awards and employee stock purchases related to the Employee Stock Purchase Plan based on estimated fair values. Stock-based compensation expense, calculated using the Black-Scholes option-pricing model for employee stock options and included in selling, general and administrative expense, was $7.9 million for the three months ended March 31, 2018, and $4.8 million for the three months ended March 31, 2017.

ASU No. 2016-09, “Improvements to Employee Share-Based Payment Accounting (Topic 718)” requires excess tax benefits and tax deficiencies to be recorded in the income statement when equity awards issued pursuant to the Company’s equity compensation plans vest or are settled. The Company recorded tax expense of $22,000 related to a tax deficiency in the first quarter of 2018, which increased income tax expense. The Company recorded a tax benefit of $1.1 million in the first quarter of 2017 related to excess tax benefits in the first quarter of 2018, which reduced income tax expense.

As of March 31, 2018, the Company had $12.2 million of unrecognized compensation cost related to non-vested employee stock options to be recognized over a weighted-average period of 3.6 years and $13.1 million of unrecognized compensation cost related to non-vested restricted stock units to be recognized over a weighted-average period of 2.2 years.

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

Level 2 inputs include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (i.e., interest rates, yield curves, etc.) and inputs that are derived principally from or corroborated by observable market data by correlation or other means (market corroborated inputs).

Level 3 includes unobservable inputs that reflect the Company’s assumptions about what factors market participants would use in pricing the asset or liability. The Company develops these inputs based on the best information available, including its own data.

Financial instruments consist primarily of cash, accounts receivable, accounts payable and floor plan notes payable. The carrying values of the Company’s financial instruments approximate fair value due either to their short-term nature or existence of variable interest rates, which approximate market rates. Certain methods and assumptions were used by the Company in estimating the fair value of financial instruments at March 31, 2018, and December 31, 2017. The carrying value of current assets and current liabilities approximates the fair value due to the short maturity of these items.

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

As of March 31, 2018 and December 31, 2017, the Company held auction rate securities with underlying tax-exempt municipal bonds that mature in 2030 and have a fair value and a cost basis of $6.4 million. The issuer redeemed $150,000 of the auction rate securities during 2014, $275,000 during 2015, $450,000 during 2016 and $325,000 in 2017. These bonds have credit wrap insurance and a credit rating of A by a major credit rating agency.

The Company valued the auction rate securities at March 31, 2018 using a discounted cash flow model based on the characteristics of the individual securities, which the Company believes yields the best estimate of fair value. The first step in the valuation included a credit analysis of the security which considered various factors, including the credit quality of the issuer, the instrument’s position within the capital structure of the issuing authority and the composition of the authority’s assets, including the effect of insurance and/or government guarantees. Next, the future cash flows of the instruments were projected based on certain assumptions regarding the auction rate market significant to the valuation, including that the auction rate market will remain illiquid and auctions will continue to fail, causing the interest rate to be the maximum applicable rate. This assumption resulted in a discounted cash flow analysis being performed through 2019, the point at which the Company estimates the securities will be redeemed by the municipality. The projected cash flows were then discounted using the applicable yield curve plus a 225 basis point liquidity premium added to the applicable discount rate.

The Company recorded a pre-tax impairment charge of $1.0 million on these auction rate securities in 2011 and subsequent pre-tax increases in fair value of $427,000 during 2014 and $469,000 during 2017, which brought the fair value of the auction rate securities back to their original cost basis. The Company had included the prior impairment in accumulated other comprehensive loss.

The auction rate securities have a fair value of $6.4 million at March 31, 2018 and December 31, 2017 and were measured using Level 3 inputs of the fair value hierarchy.

Long-Lived Assets

During the first quarter of 2016, the Company instituted plans to consolidate its dealership network. In 2016, the Company recorded an impairment charge related to the value of the real estate in the affected locations in the amount of $7.5 million. The Company also classified certain excess real estate as held for sale, which resulted in an additional impairment charge.

The fair value measurements for the Company’s long-lived assets are based on Level 3 inputs. Fair values of the value of the real estate were determined based on evaluations by a third-party real estate broker that utilized its knowledge and historical experience in real estate markets and transactions. During 2016, the Company sold four of the properties previously classified as held for sale with a fair value of $6.1 million. During 2017, the Company sold three of the properties with a collective fair value of $2.2 million. During the third quarter of 2017, the Company made the decision to put one of the properties previously classified as “held for sale” with a fair value of $1.4 million back into service. In February 2018, the Company sold one of the properties with a fair value of $1.9 million. As of March 31, 2018, the remaining real estate associated with the restructuring activities is included in assets held for sale on the Consolidated Balance Sheets.

The following table presents long-lived assets classified as held for sale and measured and recorded at fair value on a nonrecurring basis (in thousands):

Description	Fair Value Measurements Using Significant Unobservable Inputs March 31, 2018	Loss During the Quarter Ended March 31, 2018	Loss During the Quarter Ended March 31, 2017
Long-lived assets held for sale	$7,645	$(56)	$	−

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

The following table contains summarized information about reportable segment revenues, segment income or loss from continuing operations and segment assets for the periods ended March 31, 2018 and 2017 (in thousands):

	Truck Segment	All Other	Totals

As of and for the three months ended March 31, 2018
Revenues from external customers	$1,236,652	$4,129	$1,240,781
Segment operating income	32,360	29	32,389
Segment income (loss) before taxes	28,103	(20)	28,083
Segment assets	2,864,504	34,700	2,899,204

As of and for the three months ended March 31, 2017
Revenues from external customers	$1,040,853	$3,944	$1,044,797
Segment operating income (loss)	24,994	(145)	24,849
Segment income (loss) before taxes	22,244	(186)	22,058
Segment assets	2,603,945	35,616	2,639,561

8 – Income Taxes

The Company had unrecognized income tax benefits totaling $2.6 million as a component of accrued liabilities at March 31, 2018 and December 31, 2017, the total of which, if recognized, would impact the Company’s effective tax rate. An unfavorable settlement may require a charge to income tax expense and a favorable resolution would be recognized as a reduction to income tax expense. The Company recognizes interest accrued related to unrecognized tax benefits in income tax expense. No amounts were accrued for penalties. The Company had approximately $166,000 accrued for the payment of interest at March 31, 2018 and December 31, 2017.

On December 22, 2017, the United States Congress enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (“the Tax Act”). The Tax Act included, among other items, a reduction of the U.S. federal corporate tax rate from 35% to 21% effective January 1, 2018. The Tax Act made broad and complex changes to the U.S. tax code, some of which affected the Company’s 2017 year end results. Staff Accounting Bulletin No. 118 (SAB 118) provided guidance that allowed registrants to provide a reasonable estimate of the effects of the Tax Act in their financial statements and adjust the reported impact in a measurement period not to exceed one year. At December 31, 2017, the Company made a reasonable estimate of the effects of the Tax Act on its existing deferred tax balances and recognized a provisional net tax benefit of $82.9 million. The provisional benefit recorded was primarily a result of the remeasurement of the Company’s deferred tax assets and liabilities at the tax rate in which they will reverse when they are recognized. The Company will continue to refine its calculations as additional analysis is completed. In addition, the Company’s estimates may also be affected as it gains a more thorough understanding of the Tax Act.

The Company does not anticipate a significant change in the amount of unrecognized tax benefits in the next 12 months. As of March 31, 2018, the tax years ended December 31, 2014 through 2017 remain subject to audit by federal tax authorities and the tax years ended December 31, 2013 through 2017 remain subject to audit by state tax authorities.

In March 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-09, “Compensation – Stock Compensation (Topic 718),” which changed the accounting for certain aspects of share-based payments to employees. The Company adopted this standard on January 1, 2017. ASU 2016-09 requires excess tax benefits and tax deficiencies to be recognized as income tax benefit or expense in the income statement and presented as an operating activity in the statement of cash flows when the awards are vested or are settled. The Company had a tax deficiency of $22,000 in the first quarter of 2018, which was recorded as an increase to income tax expense, and excess tax benefits of $1.1 million in the first quarter of 2017, which was recorded as a reduction to income tax expense in the Consolidated Statement of Income and Comprehensive Income.

9 – Accumulated Other Comprehensive Income (Loss)

The following table shows the components of accumulated other comprehensive loss, net of tax, (in thousands):

Available for Sale Securities
Balance as of December 31, 2017	$	−
Change in fair value		−
Income tax expense		−
Balance at March 31, 2018	$	−

Available for Sale Securities
Balance as of December 31, 2016	$(286)
Change in fair value	−
Income tax expense	−
Balance at March 31, 2017	$(286)

10 – New Accounting Pronouncements

Leases

In February 2016, the FASB issued ASU No. 2016-02, “Leases (“Topic 842”),” which is intended to increase the transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. In order to meet that objective, the new standard requires recognition of the assets and liabilities that arise from leases. A lessee will be required to recognize on the balance sheet the assets and liabilities for leases with lease terms of more than 12 months.  The standard requires lessees to classify leases as either finance or operating leases. This classification will determine whether the related expense will be recognized based on asset amortization and interest on the obligation or on a straight-line basis over the term of the lease.

The Company will adopt Topic 842 on January 1, 2019. The standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application. While the recognition of right-of-use assets and related liabilities will have a material effect on the Company’s Consolidated Balance Sheets, the Company does not expect a material impact on its Consolidated Statements of Operations and Comprehensive Income. The FASB also issued ASU No. 2018-01, "Leases: Land Easement Practical Expedient for Transition to Topic 842," which provides guidance on specific transition issues. The Company is in the process of analyzing its lease portfolio and continues to evaluate the full impact of the new standards, including the impact on its business processes, systems, and internal controls.

Revenue from Contracts with Customers

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (“Topic 606”),” which amended the accounting standards for revenue recognition. Topic 606 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled to when products are transferred to customers. The Company adopted Topic 606 on January 1, 2018 and is applying the modified retrospective method. There was not a material impact to revenues as a result of applying Topic 606 for the three months ended March 31, 2018, and there have not been significant changes to our business processes, systems, or internal controls as a result of implementing the standard. Adoption of the new standard does not materially change the timing or amount of revenue recognized in the Company’s Consolidated Statements of Operations and Comprehensive Income.

The Company’s revenues are primarily generated from the sale of finished products to customers. Those sales predominantly contain a single delivery element and revenue for such sales is recognized when the customer obtains control which is typically when the finished product is delivered to the customer. The Company’s material revenue streams have been identified as the following: the sale of new and used commercial vehicles, arrangement of associated commercial vehicle financing and insurance contracts, the performance of commercial vehicle repair services and the sale of commercial vehicle parts. Taxes collected from customers relating to product sales and remitted to governmental authorities are excluded from revenues.

The following table summarizes the Company’s disaggregated revenue by revenue source for the three months ended March 31, 2018 (in thousands):

Commercial vehicle sales revenue	$773,100
Parts revenue	223,354
Commercial vehicle repair service revenue	176,941
Finance revenue	2,336
Insurance revenue	2,405
Other revenue	5,121
Total revenue	$1,183,257

All of the Company's performance obligations and associated revenues are generally transferred to customers at a point in time. The Company does not have any material contract assets or contract liabilities on the Balance Sheet as of March 31, 2018. Revenues related to commercial vehicle sales, parts sales, commercial vehicle repair service, finance and the majority of other revenue are related to the Truck Segment.

For the sale of new and commercial vehicles, revenue is recognized at a point in time when control is transferred to the customer, which is when delivery of the commercial vehicle occurs. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring the commercial vehicle. When control is transferred to the customer, the Company has an unconditional right to payment and a receivable is recorded for any consideration not received.

The Company controls the commercial vehicle before it is transferred to the customer and it obtains all of the remaining benefits from the commercial vehicle relating to the sale, ability to pledge the asset, or hold the asset. The Company is a principal in all commercial vehicle transactions. The Company retains inventory risk, determines the selling price to the customer, and delivers the commercial vehicle to the customer. The Company generally pays a commission to internal sales representatives for the sale of a commercial vehicle. The Company will continue to expense the commission and recognize it concurrently with the respective commercial vehicle sale revenue upon delivery of the commercial vehicle to a customer.

Revenue from the sale of parts is recognized when the Company transfers control of the goods to the customer and consideration has been received in the form of cash or a receivable from the customer. We give our customers the right to return eligible parts, and we estimate the expected returns based on an analysis of historical experience and record an allowance for estimated returns, which has historically not been material.

Revenue from the sale of commercial vehicle repair service is recognized when the service performed by the Company on a customer’s vehicle is complete and the customer accepts the repairs. Since the Company does not have an enforceable right to payment while the repair is being performed, revenue is recognized when the repair is complete. After a customer's acceptance, the Company has no remaining obligations to transfer goods or services to the customer and consideration has been received in the form of cash or a receivable from the customer.

Any remaining performance obligations represent service orders for which work has not been completed. The Company’s service contracts are predominantly short-term in nature with a contract term of one month or less. For those contracts, the Company has utilized the practical expedient in Topic 606 exempting the Company from disclosure of the transaction price allocated to remaining performance obligations if the performance obligation is part of a contract that has an original expected duration of one year or less.

The Company receives commissions from third-party lenders for arranging customer financing for the purchase of commercial vehicles. This is deemed to be a single performance obligation which is satisfied when a financing agreement is executed and accepted by the financing provider. Once the contract has been accepted by the financing provider, the Company’s performance obligation has been satisfied, and generally, the Company has no further obligations under the contract. The Company is the agent in this transaction, as it does not have control over the acceptance of the customer’s financing arrangement by the financing provider. Consideration paid to the Company by the financing provider is based on the agreement between the Company and the financing provider.

The Company receives commissions from third-party insurance companies for arranging insurance coverage for customers. This is deemed to be a single performance obligation which is satisfied when the insurance coverage is bound. The Company has no further obligations under the contract. The Company is the agent in this transaction as it does not have control over the insurance coverage provided by the insurance carrier. Consideration paid to the Company by the insurance provider is based on the agreement between the Company and the insurance provider.

Revenues from finance and insurance products are recorded at the net sales price (transaction price), which includes estimates of variable consideration for which reserves are established and which result from chargebacks if the contract term is not fulfilled. Chargebacks for commissions from financing companies represent the estimated amounts if a financing contract is terminated before the customer has made six monthly payments. Chargebacks for commissions from insurance companies represent the estimated amounts if an insurance contract is terminated before its contractual life. Chargeback reserve amounts are based on historical chargebacks and have historically been immaterial. The Company does not have right to retrospective commissions based on future profitability of finance and insurance contracts arranged.

Other revenue is mostly documentation fees related to the sale of a truck that are charged to the customer and recognized as other revenue when a truck is sold. We recognize the documentation fees at a point in time when the truck is transferred to the customer.

11 – ERP Platform

In February 2018, the Company determined that a majority of the components of its ERP Platform would require replacement earlier than anticipated at the time the software was installed and capitalized in 2011. In accordance with ASC Topic 350-40, the Company prospectively adjusted the useful life of the components to be replaced so that the respective net book values of these components will be fully amortized upon replacement.

The Company expects to replace certain components of its ERP Platform no later than May 2018. The net book value of the components being replaced is $19.9 million and is included in Other Assets on the Consolidated Balance Sheets. The Company began to amortize that amount in February 2018 and will continue to amortize that amount through May 2018. During the first quarter of 2018, the Company recorded additional amortization expense of $10.2 million related to replacement of the majority of its ERP Platform components. The Company expects to record amortization expense of $9.3 million during the second quarter of 2018. Prior to making the decision to replace these components, the Company’s amortization expense for its ERP Platform was approximately $0.9 million per quarter.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements contained in this Form 10-Q (or otherwise made by the Company or on the Company’s behalf from time to time in other reports, filings with the Securities and Exchange Commission (“SEC”), news releases, conferences, website postings or otherwise) that are not statements of historical fact constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Exchange Act of 1934, as amended (the “Exchange Act”), notwithstanding that such statements are not specifically identified. Forward-looking statements include statements about the Company’s financial position, business strategy and plans and objectives of management of the Company for future operations. These forward-looking statements reflect the best judgments of the Company about the future events and trends based on the beliefs of the Company’s management as well as assumptions made by and information currently available to the Company’s management. Use of the words “may,” “should,” “continue,” “plan,” “potential,” “anticipate,” “believe,” “estimate,” “expect” and “intend” and words or phrases of similar import, as they relate to the Company or its subsidiaries or Company management, are intended to identify forward-looking statements but are not the exclusive means of identifying such statements. Forward-looking statements reflect our current view of the Company with respect to future events and are subject to risks and uncertainties that could cause actual results to differ materially from those in such statements. Please read Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, for a discussion of certain of those risks. Other unknown or unpredictable factors could also have a material adverse effect on future results. Although the Company believes that its expectations are reasonable as of the date of this Form 10-Q, it can give no assurance that such expectations will prove to be correct. The Company does not intend to update or revise any forward-looking statements unless securities laws require it to do so, and the Company undertakes no obligation to publicly release any revisions to forward-looking statements, whether because of new information, future events or otherwise.

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

General

Rush Enterprises, Inc. was incorporated in Texas in 1965 and consists of one reportable segment, the Truck Segment. We conduct business through our subsidiaries. Our principal offices are located at 555 IH 35 South, Suite 500, New Braunfels, Texas 78130.

We are a full-service, integrated retailer of commercial vehicles and related services. The Truck Segment includes our operation of a nationwide network of commercial vehicle dealerships under the name “Rush Truck Centers.” Rush Truck Centers primarily sell commercial vehicles manufactured by Peterbilt, International, Hino, Ford, Isuzu, Mitsubishi Fuso, IC Bus or Blue Bird. Through our strategically located network of Rush Truck Centers, we provide one-stop service for the needs of our commercial vehicle customers, including retail sales of new and used commercial vehicles, aftermarket parts sales, service and repair facilities, financing, leasing and rental and insurance products.

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

We determine the fair value of our reporting unit using the discounted cash flow method. The discounted cash flow method uses various assumptions and estimates regarding revenue growth rates, future gross margins, future selling, general and administrative expenses and an estimated weighted average cost of capital. The analysis is based upon available information regarding expected future cash flows of each reporting unit discounted at rates consistent with the cost of capital specific to the reporting unit. This type of analysis contains uncertainties because it requires us to make assumptions and to apply judgment regarding our knowledge of our industry, information provided by industry analysts and our current business strategy in light of present industry and economic conditions. If any of these assumptions change, or fail to materialize, the resulting decline in our estimated fair value could result in a material impairment charge to the goodwill associated with the reporting unit.

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

Our income tax returns are periodically audited by tax authorities. These audits include questions regarding our tax filing positions, including the timing and amount of deductions. In evaluating the exposures associated with our various tax filing positions, we adjust our liability for unrecognized tax benefits and income tax provision in the period in which an uncertain tax position is effectively settled, the statute of limitations expires for the relevant taxing authority to examine the tax position or when more information becomes available.

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

Revenue Recognition

Effective January 1, 2018, we adopted ASU 2014-09, “Revenue from Contracts with Customers (“Topic 606”),” using the modified retrospective transition method.  Under this method, we will recognize the cumulative effect of initially applying this accounting standard at the date of initial application. This standard applies to all contracts with customers, except for contracts that are within the scope of other standards, such as leases, insurance, collaboration arrangements and financial instruments.  Under Topic 606, we recognize revenue when our customer obtains control of promised goods or services, in an amount that reflects the consideration which we expect to receive in exchange for those goods or services.  To determine revenue recognition for arrangements that we determine are within the scope of Topic 606, we perform the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation.  We only apply the five-step model to contracts when it is probable that we will collect the consideration we are entitled to in exchange for the goods or services we transfers to the customer.  At contract inception, once the contract is determined to be within the scope of Topic 606, we assess the goods or services promised within each contract and determine those that are performance obligations, and then assess whether each promised good or service is distinct.  We then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.  For a complete discussion of accounting for revenue, see Note 10 – New Accounting Pronouncements of the Notes to Consolidated Financial Statements.

Results of Operations

The following discussion and analysis includes our historical results of operations for the three months ended March 31, 2018 and 2017.

The following table sets forth certain financial data as a percentage of total revenues:

	Three Months Ended March 31,
	2018	2017

New and used commercial vehicle sales	62.3%	60.9%
Parts and service sales	32.3	33.5
Lease and rental	4.6	4.9
Finance and insurance	0.4	0.4
Other	0.4	0.3
Total revenues	100.0	100.0
Cost of products sold	81.7	82.0
Gross profit	18.3	18.0
Selling, general and administrative	13.8	14.4
Depreciation and amortization	1.9	1.2
Gain (loss) on sale of assets	0.0	0.0
Operating income	2.6	2.4
Interest expense, net	0.3	0.3
Income before income taxes	2.3	2.1
Provision for income taxes	0.6	0.7
Net income	1.7%	1.4%

The following table sets forth for the periods indicated the percent of gross profit by revenue source:

	Three Months Ended March 31,
	2018	2017
Gross Profit:
New and used commercial vehicle sales	27.4%	25.4%
Parts and service sales	64.3	66.9
Lease and rental	4.0	3.7
Finance and insurance	2.1	2.1
Other	2.2	1.9
Total gross profit	100.0%	100.0%

The following table sets forth the unit sales and revenues for new heavy-duty, new medium-duty, new light-duty and used commercial vehicles and the absorption ratio (revenue in millions):

	Three Months Ended March 31,
	2018	2017	% Change
Vehicle unit sales:
New heavy-duty vehicles	3,312	2,706	22.4%
New medium-duty vehicles	2,705	2,553	6.0%
New light-duty vehicles	431	347	24.2%
Total new vehicle unit sales	6,448	5,606	15.0%

Used vehicles	1,859	1,711	8.6%

Vehicle revenues:
New heavy-duty vehicles	$472.1	$361.4	30.6%
New medium-duty vehicles	199.2	189.3	5.2%
New light-duty vehicles	16.6	13.6	22.1%
Total new vehicle revenue	$687.9	$564.3	21.9%

Used vehicle revenue	$80.6	$68.8	17.2%

Other vehicle revenues:(1)	$4.6	$2.9	58.6%

Dealership absorption ratio:	120.0%	113.4%	5.8%
(1) Includes sales of truck bodies, trailers and other new equipment.

Key Performance Indicator

Absorption Ratio

Management uses several performance metrics to evaluate the performance of our commercial vehicle dealerships and considers Rush Truck Centers’ “absorption ratio” to be of critical importance. Absorption ratio is calculated by dividing the gross profit from the parts, service and body shop (collectively, “Aftermarket Products and Services”) departments by the overhead expenses of all of a dealership’s departments, except for the selling expenses of the new and used commercial vehicle departments and carrying costs of new and used commercial vehicle inventory. When 100% absorption is achieved, all of the gross profit from the sale of a commercial vehicle, after sales commissions and inventory carrying costs, directly impacts operating profit. Our commercial vehicle dealerships achieved a 120.0% absorption ratio for the first quarter of 2018 and 113.4% absorption ratio for the first quarter of 2017.

Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017

Our Aftermarket Products and Services revenues during the first quarter of 2018 benefited from widespread activity in the market segments that we serve, especially in the general freight, refuse and construction market segments. We continue to make significant progress in growing our all-makes parts business through our expanded sales organization, enhanced technology offerings, increasing range of product offerings and improved inventory sourcing and management processes. We believe our Aftermarket Products and Services revenues will remain strong throughout 2018.

We experienced another solid quarter in Class 8 new truck sales during the first quarter of 2018, primarily due to broad-based activity across virtually all of the market segments that we serve. We believe that economic confidence continues to drive high order intake and that a strong freight market is creating higher demand for Class 8 trucks. We continue to see normal depreciation rates for used commercial vehicles, and we believe our used commercial vehicle inventory is positioned appropriately to support the needs of the market during 2018.

We expect our Class 8 results in the second quarter to be fairly consistent with the first quarter and for our commercial vehicle sales to accelerate in the second half of the year. Our medium-duty truck sales also remained healthy in the first quarter as a result of strong overall economic activity. Due to the timing of truck deliveries to large leasing and rental fleets over the next several months, as well as continued strength in the construction sector, we believe our medium-duty commercial vehicle sales and bus sales will grow during the second and third quarters of 2018.

Revenues

Total revenues increased $196.0 million, or 18.8%, in the first quarter of 2018, compared to the first quarter of 2017.

Our Aftermarket Products and Services revenues increased $50.2 million, or 14.3%, in the first quarter of 2018, compared to the first quarter of 2017. This increase was primarily due to strong general economic conditions and an increase in the number of service technicians we employ. We expect our Aftermarket Products and Services revenues to increase 9% to 10% in 2018, compared to 2017.

Revenues from sales of new and used commercial vehicles increased $137.1 million, or 21.6%, in the first quarter of 2018, compared to the first quarter of 2017, primarily as a result of broad-based activity across virtually all of the market segments that we serve.

We sold 3,312 Class 8 heavy-duty trucks in the first quarter of 2018, a 22.4% increase compared to 2,706 Class 8 heavy-duty trucks in the first quarter of 2017. According to A.C.T. Research Co., LLC (“A.C.T. Research”), a truck industry data and forecasting service provider, the U.S. Class 8 truck market increased 35.9% in the first quarter of 2018 compared to the first quarter of 2017. A.C.T. Research currently forecasts U.S. retail sales of Class 8 trucks of approximately 254,000 units in 2018, 247,000 units in 2019 and 185,000 units in 2020, compared to approximately 197,000 units in 2017. Our share of the U.S. Class 8 truck sales market was approximately 6.6% in 2017. We expect our U.S. Class 8 commercial vehicle sales market share to decline to between 5.7% and 6.2% in 2018 due to the 2018 forecast for the U.S. Class 8 truck market. In a robust Class 8 truck market, historically, our market share declines. This market share percentage would result in the sale of approximately 14,400 to 15,700 of Class 8 commercial vehicles in 2018, based on A.C.T. Research’s current U.S. retail sales estimate of 254,000 units.

We sold 2,705 Class 4 through 7 commercial vehicles, including 288 buses, in the first quarter of 2018, a 6.0% increase compared to 2,553 medium-duty commercial vehicles, including 159 buses, in the first quarter of 2017. A.C.T. Research estimates that unit sales of Class 4 through 7 commercial vehicles in the U.S. increased approximately 6.2% in the first quarter of 2018, compared to the first quarter of 2017. A.C.T. Research currently forecasts U.S. retail sales of Class 4 through 7 medium-duty commercial vehicles of approximately 245,000 units in 2018, 252,000 units in 2019 and 264,000 in 2020. In 2017, we achieved a 4.5% share of the Class 4 through 7 market in the U.S. We expect our market share to range between 4.5% and 5.5% of the U.S. Class 4 through 7 commercial vehicle sales in 2018. This market share percentage would result in the sale of approximately 11,000 to 13,400 of Class 4 through 7 commercial vehicles in 2018, based on A.C.T. Research’s current U.S. retail sales estimates of 245,000 units.

We sold 431 light-duty vehicles in the first quarter of 2018, a 24.2% increase compared to 347 light-duty vehicles in the first quarter of 2017. We expect to sell approximately 1,700 light-duty vehicles in 2018.

We sold 1,859 used commercial vehicles in the first quarter of 2018, an 8.6% increase compared to 1,711 used commercial vehicles in the first quarter of 2017. We expect to sell approximately 7,500 to 8,500 used commercial vehicles in 2018.

Commercial vehicle lease and rental revenues increased $6.3 million, or 12.3%, in the first quarter of 2018, compared to the first quarter of 2017. We expect lease and rental revenue to increase 5% to 10% during 2018, compared to 2017.

Finance and insurance revenues increased $0.8 million, or 20.7%, in the first quarter of 2018, compared to the first quarter of 2017. We expect finance and insurance revenues to fluctuate proportionately with our new and used commercial vehicle sales in 2018. Finance and insurance revenues have limited direct costs and, therefore, contribute a disproportionate share of our operating profits.

Other income increased $1.6 million, or 43.6% in the first quarter of 2018, compared to the first quarter of 2017. Other income consists primarily of the gain on sale realized on trucks from the lease and rental fleet, document fees related to commercial vehicle sales and income from Central California Truck and Trailer Sales, LLC (“CCTTS”), our joint venture that operates non-franchised used commercial vehicle sales facilities in California and Arizona.

Gross Profit

Gross profit increased $39.1 million, or 20.8%, in the first quarter of 2018, compared to the first quarter of 2017. Gross profit as a percentage of sales increased to 18.3% in the first quarter of 2018, from 18.0% in the first quarter of 2017. The increase in gross profit as a percentage of sales is a result of increased gross margins in our Aftermarket Products and Services operations, commercial vehicle sales and truck lease and rental sales.

Gross margins from our Aftermarket Products and Services operations increased to 36.4% in the first quarter of 2018, compared to 35.9% in the first quarter of 2017. Gross profit from our Aftermarket Products and Services operations increased to $145.9 million in the first quarter of 2018 from $125.6 million in the first quarter of 2017. Historically, gross margins on parts sales range from 27% to 28% and gross margins on service and body shop operations range from 67% to 68%. Gross profits from parts sales represented 57.4% of total gross profit for Aftermarket Products and Services operations in the first quarter of 2018 and 55.8% in the first quarter of 2017. Service and body shop operations represented 42.6% of total gross profit for Aftermarket Products and Services operations in the first quarter of 2018 and 44.2% in the first quarter of 2017. We expect blended gross margins on Aftermarket Products and Services operations to range from approximately 36.0% to 36.5% in 2018.

Gross margins on Class 8 truck sales decreased to 8.1% in the first quarter of 2018, from 8.2% in the first quarter of 2017. This decrease is primarily due to the mix of purchasers, with more over-the-road fleet customers purchasing Class 8 trucks during the first quarter of 2018. In 2018, we expect overall gross margins from Class 8 commercial vehicle sales of approximately 7.0% to 8.0%.

Gross margins on medium-duty commercial vehicle sales increased to 6.8% in the first quarter of 2018, from 6.7% in the first quarter of 2017. In 2018, we expect overall gross margins from Class 4 through 7 commercial vehicle sales of approximately 5.7% to 6.2%, but this will largely depend upon the mix of purchasers and types of vehicles sold.

Gross margins on used commercial vehicle sales increased to 11.2% in the first quarter of 2018, from 8.6% in the first quarter of 2017. This increase is primarily due to strong demand for used vehicles as a result of increased freight demand and advantageous acquisition costs of used vehicle inventory. We expect margins on used commercial vehicles to range between 8.5% and 10.0% during 2018.

Gross margins from truck lease and rental sales increased to 15.8% in the first quarter of 2018, from 13.5% in the first quarter of 2017. This increase is primarily related to increased rental fleet utilization. We expect gross margins from lease and rental sales of approximately 16.0% to 17.5% during 2018. Our policy is to depreciate our lease and rental fleet using a straight line method over each customer’s contractual lease term. The lease unit is depreciated to a residual value that approximates fair value at the expiration of the lease term. This policy results in the Company realizing reasonable gross margins while the unit is in service and a corresponding gain or loss on sale when the unit is sold at the end of the lease term.

Finance and insurance revenues and other income, as described above, have limited direct costs and, therefore, contribute a disproportionate share of gross profit.

Selling, General and Administrative Expenses

Selling, General and Administrative (“SG&A”) expenses increased $21.3 million, or 14.1%, in the first quarter of 2018, compared to the first quarter of 2017. This increase is primarily related to the increase in employee benefits and payroll taxes that we normally recognize during the first quarter of each year and increased commissions resulting from increased sales of commercial vehicles and aftermarket services. SG&A expenses as a percentage of total revenues decreased to 13.8% in 2018, from 14.4% in 2017. SG&A expenses as a percentage of total revenues have recently ranged from 12.1% to 14.7%. In general, when new and used commercial vehicle revenues decrease as a percentage of total revenues, SG&A expenses as a percentage of total revenues will be at, or exceed, the higher end of this range. For 2018, we expect SG&A expenses as a percentage of total revenues to range from 13.5% to 14.5% and the selling portion of SG&A expenses to be approximately 25.0% to 30.0% of new and used commercial vehicle gross profit.

Depreciation and Amortization Expense

Depreciation and amortization expense increased $10.4 million, or 83.4%, in the first quarter of 2018, compared to the first quarter of 2017. This increase is primarily related to the additional amortization expense of $10.2 million related to the replacement of our ERP Platform components. See Note 11 – Long-Lived Asset of the Notes to Consolidated Financial Statements.

Interest Expense, Net

Net interest expense increased $1.5 million, or 54.3%, in the first quarter of 2018, compared to the first quarter of 2017. This increase is primarily related to the increase in the LIBOR rate over the last year and increased inventory levels, compared to the first quarter of 2017. Net interest expense in 2018 will depend on inventory levels, interest rate fluctuations and the amount of cash available to make prepayments on our floor plan arrangements.

Income before Income Taxes

As a result of the factors described above, income from continuing operations before income taxes increased $6.0 million, or 27.3%, in the first quarter of 2018, compared to the first quarter of 2017.

Income Taxes

Income taxes increased $2.0 million, or 26.7%, in the first quarter of 2018, compared to the first quarter of 2017. In the first quarter of 2018, we recorded $22,000 of tax expense related to an excess tax deficiency of equity compensation which increased income tax expense. In the first quarter of 2017, we recorded a $1.1 million tax benefit related to excess tax benefits of equity compensation which reduced income tax expense. We provided for taxes at a 25.0% effective rate in the first quarter of 2018 and 39.00% in the first quarter of 2017. We expect our effective tax rate to be approximately 25% to 26% of pretax income in 2018.

Liquidity and Capital Resources

Our short-term cash requirements are primarily for working capital, inventory financing, the renovation and expansion of existing facilities and the construction or purchase of new facilities. Historically, these cash requirements have been met through the retention of profits, borrowings under our floor plan arrangements and bank financings. As of March 31, 2018, we had working capital of approximately $195.1 million, including $131.7 million in cash, available to fund our operations. We believe that these funds, together with expected cash flows from operations, are sufficient to meet our operating requirements for at least the next twelve months. From time to time, we utilize our excess cash on hand to pay down our outstanding borrowings under our credit agreement with BMO Harris Bank N.A. (“BMO Harris”) (the “Floor Plan Credit Agreement”), and the resulting interest earned is recognized as an offset to our gross interest expense under the Floor Plan Credit Agreement.

We have a secured line of credit that provides for a maximum borrowing of $17.5 million. There were no advances outstanding under this secured line of credit at March 31, 2018, however, $11.7 million was pledged to secure various letters of credit related to self-insurance products, leaving $5.8 million available for future borrowings as of March 31, 2018.

On March 21, 2017, we entered into a working capital facility with BMO Harris (the “Working Capital Facility”). The Working Capital Facility includes up to $100 million of revolving credit loans to the Company for working capital, capital expenditures and other general corporate purposes. The amount of the borrowings under the Working Capital Facility are subject to borrowing base limitations based on the value of our eligible parts inventory and company vehicles. The Working Capital Facility includes a $20 million letter of credit sublimit. Borrowings under the Working Capital Facility bear interest at rates based on LIBOR or the Base Rate (as such terms are defined in the Working Capital Facility), plus an applicable margin determined based on outstanding borrowing under the Working Capital Facility. In addition, we are required to pay a commitment fee on the amount unused under the Working Capital Facility. The Working Capital Facility expires on the earlier of (i) March 21, 2020 and (ii) the date on which all commitments under the Floor Plan Working Capital Facility shall have terminated, whether as a result of the occurrence of the Commitment Termination Date (as defined in the Floor Plan Working Capital Facility) or otherwise. There were no advances outstanding under the Working Capital Facility as of March 31, 2018.

Our long-term real estate debt, floor plan financing agreements and the Working Capital Facility require us to satisfy various financial ratios such as the debt-to-worth ratio, leverage ratio and the fixed charge coverage ratio and certain requirements for tangible net worth and GAAP net worth. As of March 31, 2018, we were in compliance with all debt covenants related to debt secured by real estate, lease and rental units, our floor plan credit agreements and the Working Capital Facility. We do not anticipate any breach of the covenants in the foreseeable future.

We expect to purchase or lease commercial vehicles worth approximately $165.0 million to $190.0 million for our leasing operations during 2018, depending on customer demand, all of which will be financed. We also expect to make capital expenditures for recurring items such as computers, shop tools and equipment and vehicles of approximately $20.0 million to $25.0 million during 2018.

We are currently constructing facilities in Denton, Texas, Springfield, Illinois and Dayton, Ohio with remaining contract costs of $12.2 million. The construction projects will continue through 2018.

On November 30, 2017, we announced that our Board of Directors authorized the repurchase, from time to time, of up to an aggregate of $40.0 million shares of Class A Common Stock and/or Class B Common Stock. On March 14, 2018, we announced that our Board of Directors approved an increase of $35.0 million to our existing stock purchase program, up to an aggregate of $75.0 million of our shares of Class A Common Stock and/or Class B Common Stock. Repurchases, if any, will be made at times and in amounts as we deem appropriate and may be made through open market transactions at prevailing market prices, privately negotiated transactions or by other means in accordance with federal securities laws. The actual timing, number and value of repurchases under the stock repurchase program will be determined by management at its discretion and will depend on a number of factors, including market conditions, stock price and other factors, including those related to the ownership requirements of our dealership agreements with Peterbilt. The stock repurchase program expires on November 29, 2018, and may be suspended or discontinued at any time.

We anticipate funding the capital expenditures for the improvement and expansion of existing facilities and recurring expenses through our operating cash flows. We have the ability to fund the construction or purchase of new facilities through our operating cash flows or by financing.

We have no other material commitments for capital expenditures as of March 31, 2018. However, we will continue to purchase vehicles for our lease and rental operations and authorize capital expenditures for the improvement or expansion of our existing dealership facilities and construction or purchase of new facilities based on market opportunities.

Cash Flows

Cash and cash equivalents increased by $7.2 million during the three months ended March 31, 2018, and increased by $7.0 million during the three months ended March 31, 2017. The major components of these changes are discussed below.

Cash Flows from Operating Activities

Cash flows from operating activities include net income adjusted for non-cash items and the effects of changes in working capital. During the first quarter of 2018, operating activities resulted in net cash provided by operations of $117.7 million. Net cash provided by operating activities primarily consisted of $21.0 million in net income, as well as non-cash adjustments related to depreciation and amortization of $51.1 million, deferred income tax of $0.8 million and stock-based compensation of $7.9 million. Cash used in operating activities included an aggregate of $36.9 million net change in operating assets and liabilities. Included in the net change in operating assets and liabilities were primarily cash inflows of $35.4 million from the net increase in floor plan (trade), $5.7 million from the decrease in inventories and $5.0 million from the net increase in accounts payable and accrued liabilities, which was offset by $7.1 million from the increase in accounts receivable. The majority of our commercial vehicle inventory is financed through our floor plan credit agreements.

During the first quarter of 2017, operating activities resulted in net cash provided by operations of $37.5 million. Net cash provided by operating activities primarily consisted of $14.5 million in net income, as well as non-cash adjustments related to depreciation and amortization of $38.7 million, deferred income taxes of $1.4 million and stock-based compensation of $4.8 million. Cash used in operating activities included an aggregate of $22.0 million net change in operating assets and liabilities. Included in the net change in operating assets and liabilities primarily were cash inflows of $18.6 million from the net increase in floor plan (trade) which was offset by $12.9 million from the increase in accounts receivable, $19.4 million from the increase in inventories, $2.2 million from the decrease in customer deposits and $5.5 million from the net decrease in accounts payable and accrued liabilities.

In June 2012, we entered into a wholesale financing agreement with Ford Motor Credit Company that provides for the financing of, and is collateralized by, our Ford new vehicle inventory. This wholesale financing agreement bears interest at a rate of Prime plus 150 basis points minus certain incentives and rebates. As of March 31, 2018, the interest rate on the wholesale financing agreement was 6.25% before considering the applicable incentives. As of March 31, 2018, we had an outstanding balance of approximately $97.7 million under the Ford Motor Credit Company wholesale financing agreement.

Cash Flows from Investing Activities

During the first quarter of 2018, cash used in investing activities was $47.1 million. Cash flows used in investing activities consist primarily of cash used for capital expenditures. Capital expenditures of $48.2 million consisted primarily of $5.1 million for purchases of property and equipment and improvements to our existing dealership facilities and $43.1 million for additional units for the rental and leasing operations, which were directly offset by borrowings of long-term debt. We expect to purchase or lease commercial vehicles worth approximately $165.0 million to $190.0 million for our leasing operations in 2018, depending on customer demand, all of which will be financed. During 2018, we expect to make capital expenditures for recurring items such as computers, shop equipment and vehicles of $20.0 million to $25.0 million.

During the first quarter of 2017, cash used in investing activities was $32.4 million. Cash flows used in investing activities consist primarily of cash used for capital expenditures. Capital expenditures of $39.2 million consisted primarily of $11.3 million for purchases of property and equipment and improvements to our existing dealership facilities and $27.9 million for additional units for the rental and leasing operations, which were directly offset by borrowings of long-term debt.

Cash Flows from Financing Activities

Cash flows from financing activities include borrowings and repayments of long-term debt and net proceeds of floor plan notes payable, non-trade. During the first quarter of 2018, we used $63.4 million in net cash flow from financing activities. Cash outflows were primarily related to $49.5 million used for principal repayments of long-term debt and capital lease obligations, $8.4 million from net payments of floor plan (non-trade) and $38.1 million used for the repurchase of common stock. These cash outflows were offset by cash inflows related to borrowings of $32.1 million of long-term debt. The borrowings of long-term debt were related to purchasing units for the rental and leasing operations.

During the first quarter of 2017, we generated $2.0 million in net cash flow from financing activities. Cash outflows were primarily related to $41.5 million used for principal repayments of long-term debt and capital lease obligations and $7.6 million used for repurchase of common stock. These cash outflows were offset by cash inflows related to $19.1 million from net draws on floor plan (non-trade), borrowings of $25.6 million of long-term debt and $6.9 million from the issuance of shares related to equity compensation plans. The borrowings of long-term debt were related to purchasing units for the rental and leasing operations.

Most of our commercial vehicle purchases are made on terms requiring payment to the manufacturer within 15 days or less from the date the commercial vehicles are invoiced from the factory. We financed the majority of all new commercial vehicle inventory and the loan value of our used commercial vehicle inventory under the Floor Plan Credit Agreement. The Floor Plan Credit Agreement includes an aggregate loan commitment of $875.0 million. Borrowings under the Floor Plan Credit Agreement bear interest at an annual rate equal to (A) the greater of (i) zero and (ii) three month LIBOR rate, determined on the last day of the prior month, plus (B) 1.51% and are payable monthly. In addition, we are required to pay a monthly working capital fee equal to 0.16% per annum multiplied by the amount of voluntary prepayments of new and used inventory loans. Loans under the Floor Plan Credit Agreement for the purchase of used inventory are limited to $150.0 million. We may terminate the Floor Plan Credit Agreement at any time, although if we do so we must pay a prepayment processing fee equal to 1.0% of the aggregate revolving loan commitments if such termination occurs on or prior to July 1, 2018 or $500,000 if such termination occurs after July 1, 2018 and prior to June 30, 2019, subject to specified limited exceptions. On March 31, 2018, we had approximately $650.7 million outstanding under the Floor Plan Credit Agreement. The average daily outstanding borrowings under the Floor Plan Credit Agreement were $652.4 million during the quarter ended March 31, 2018. We utilize our excess cash on hand to pay down our outstanding borrowings under the Floor Plan Credit Agreement, and the resulting interest earned is recognized as an offset to our gross interest expense under the Floor Plan Credit Agreement.

Navistar Financial Corporation and Peterbilt offer trade terms that provide an interest-free inventory stocking period for certain new commercial vehicles. This interest-free period is generally 15 days. If the commercial vehicle is not sold within the interest-free period, we then finance the commercial vehicle under the Floor Plan Credit Agreement.

Backlog

On March 31, 2018, our backlog of commercial vehicle orders was approximately $1,358.3 million, as compared to a backlog of commercial vehicle orders of approximately $1,036.2 million on March 31, 2017. Our backlog is determined quarterly by multiplying the number of new commercial vehicles for each particular type of commercial vehicle ordered by a customer at our Rush Truck Centers by the recent average selling price for that type of commercial vehicle. We include only confirmed orders in our backlog. However, such orders are subject to cancellation. In the event of order cancellation, we have no contractual right to the total revenues reflected in our backlog. The delivery time for a custom-ordered commercial vehicle varies depending on the truck specifications and demand for the particular model ordered. We sell the majority of our new heavy-duty commercial vehicles by customer special order and we sell the majority of our medium- and light-duty commercial vehicles out of inventory. Orders from a number of our major fleet customers are included in our backlog as of March 31, 2018, and we expect to fill the majority of our backlog orders during 2018.

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

We are exposed to market risk through interest rates related to our floor plan financing agreements, the Working Capital Facility, variable rate real estate debt and discount rates related to finance sales. The majority of floor plan debt and variable rate real estate debt is based on LIBOR. As of March 31, 2018, we had floor plan borrowings and variable interest rate real estate debt of approximately $897.0 million. Assuming an increase or decrease in LIBOR of 100 basis points, annual interest expense could correspondingly increase or decrease by approximately $9.0 million.

In the past, we invested in interest-bearing short-term investments consisting of investment-grade auction rate securities classified as available-for-sale. Auctions for investment grade securities held by us have failed. The auction rate securities continue to pay interest in accordance with the terms of the underlying security; however, liquidity will be limited until there is a successful auction or until such time as other markets for these investments develop. As of March 31, 2018, we hold auction rate securities, with underlying tax-exempt municipal bonds that mature in 2030, that have a fair value of $6.4 million. Given the current market conditions in the auction rate securities market, if we determine that the fair value of these securities temporarily decreases by an additional 10%, our equity could correspondingly decrease by approximately $640,000. If it is determined that the fair value of these securities is other-than-temporarily impaired by 10%, we could record a loss on our Consolidated Statements of Income of approximately $640,000. For further discussion of the risks related to our auction rate securities, see Note 6 – Financial Instruments and Fair Value of the Notes to Consolidated Financial Statements.

ITEM 4. Controls and Procedures.

The Company, under the supervision and with the participation of management, including the Company’s principal executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the principal executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2018 to ensure that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) is accumulated and communicated to Company management, including the principal executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting that occurred during the three months ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. Risk Factors.

While we attempt to identify, manage and mitigate risks and uncertainties associated with our business to the extent practical under the circumstances, some level of risk and uncertainty will always be present. Item 1A, Part I of our 2017 Annual Report on Form 10-K (the “2017 Annual Report”) describes some of the risks and uncertainties associated with our business that have the potential to materially affect our business, financial condition or results of operations.

There has been no material change in our risk factors disclosed in our 2017 Annual Report.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

We did not make any unregistered sales of equity securities during the first quarter of 2018.

A summary of the Company’s stock repurchase activity for the first quarter of 2018 is as follows:

Period	Total Number of Shares Purchased (1)(2)(3)	Average Price Paid Per Share (1)		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (3)
January 1 – January 31, 2018	18,754	$48.88	(4)	18,754	$71,710,598
February 1 – February 28, 2018	475,578	41.91	(5)	475,578	51,766,909
March 1 – March 31, 2018	412,262	41.88	(6)	412,262	34,490,838
Total	906,594			906,594	34,490,838

(1)	The calculation of the average price paid per share does not give effect to any fees, commissions or other costs associated with the repurchase of such shares.
(2)	The shares represent Class A and Class B Common Stock repurchased by the Company.
(3)

The Company repurchased shares under a stock repurchase program announced on November 30, 2017, which authorized the repurchase of up to $40.0 million of its shares of Class A Common Stock and/or Class B Common Stock and will expire on November 29, 2018. On March 14, 2018, the Company announced the approval of an increase of $35.0 million to its existing stock purchase program, up to an aggregate of $75.0 million of its shares of Class A Common Stock and/or Class B Common Stock.

(4)	Represents 18,754 shares of Class B Common Stock at an average price paid per share of $48.88.
(5)	Represents 445,342 shares of Class A Common Stock at an average price paid per share of $41.85 and 30,236 shares of Class B Common Stock at an average price paid per share of $42.72.
(6)	Represents 388,841 shares of Class A Common Stock at an average price paid per share of $42.01 and 23,421 shares of Class B Common Stock at an average price paid per share of $39.58.

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

RUSH ENTERPRISES, INC.

Date: May 10, 2018	By:	/S/ W.M. “RUSTY” RUSH
W.M. “Rusty” Rush President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Date: May 10, 2018	By:	/S/ STEVEN L. KELLER
Steven L. Keller Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Title

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