Form 10-Q
period 2018-06-30
RUSH ENTERPRISES INC \TX\
filed 2018-08-09
CIK 1012019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [   ]                   No [X]

Indicated below is the number of shares outstanding of each of the issuer’s classes of common stock, as of July 31, 2018.

Title of Class	Number of Shares Outstanding
Class A Common Stock, $.01 Par Value	30,695,861
Class B Common Stock, $.01 Par Value	8,414,568

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

JUNE 30, 2018 AND DECEMBER 31, 2017

(In Thousands, Except Shares)

	June 30,	December 31,
	2018	2017
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$148,316	$124,541
Accounts receivable, net	201,197	183,875
Note receivable affiliate	17,368	11,914
Inventories, net	1,126,613	1,033,294
Prepaid expenses and other	12,494	11,969
Assets held for sale	6,622	9,505
Total current assets	1,512,610	1,375,098
Investments	6,025	6,375
Property and equipment, net	1,166,814	1,159,595
Goodwill, net	291,391	291,391
Other assets, net	39,623	57,680
Total assets	$3,016,463	$2,890,139

Liabilities and shareholders’ equity
Current liabilities:
Floor plan notes payable	$867,992	$778,561
Current maturities of long-term debt	155,743	145,139
Current maturities of capital lease obligations	17,137	17,119
Trade accounts payable	150,904	107,906
Customer deposits	32,036	27,350
Accrued expenses	88,677	96,132
Total current liabilities	1,312,489	1,172,207
Long-term debt, net of current maturities	434,743	466,389
Capital lease obligations, net of current maturities	57,548	66,022
Other long-term liabilities	11,544	9,837
Deferred income taxes, net	140,061	135,311
Shareholders’ equity:
Preferred stock, par value $.01 per share; 1,000,000 shares authorized; 0 shares outstanding in 2018 and 2017	–	–
Common stock, par value $.01 per share; 60,000,000 Class A shares and 20,000,000 Class B shares authorized; 30,647,051 Class A shares and 8,430,123 Class B shares outstanding in 2018; and 31,345,116 Class A shares and 8,469,427 Class B shares outstanding in 2017	457	454
Additional paid-in capital	363,440	348,044
Treasury stock, at cost: 1,768,354 class A shares and 4,890,941 class B shares in 2018 and 934,171 class A shares and 4,625,181 class B shares in 2017	(166,804)	(120,682)
Retained earnings	862,985	812,557
Total shareholders’ equity	1,060,078	1,040,373
Total liabilities and shareholders’ equity	$3,016,463	$2,890,139

The accompanying notes are an integral part of these consolidated financial statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

 (In Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Revenues:
New and used commercial vehicle sales	$857,025	$775,988	$1,630,125	$1,411,941
Aftermarket products and services sales	422,940	366,599	823,235	716,705
Lease and rental sales	58,993	53,048	116,517	104,292
Finance and insurance	5,492	4,392	10,233	8,321
Other	4,381	3,496	9,502	7,061
Total revenue	1,348,831	1,203,523	2,589,612	2,248,320
Cost of products sold:
New and used commercial vehicle sales	791,608	718,253	1,502,522	1,306,373
Aftermarket products and services sales	265,183	231,992	519,627	456,458
Lease and rental sales	48,663	44,206	97,091	88,510
Total cost of products sold	1,105,454	994,451	2,119,240	1,851,341
Gross profit	243,377	209,072	470,372	396,979
Selling, general and administrative expense	178,654	159,353	350,324	309,756
Depreciation and amortization expense	21,693	12,444	44,601	24,936
Gain (loss) on sale of assets	396	132	368	(31)
Operating income	43,426	37,407	75,815	62,256
Interest expense, net	4,494	2,824	8,800	5,615
Income before taxes	38,932	34,583	67,015	56,641
Provision for income taxes	9,543	12,584	16,587	20,163
Net income	$29,389	$21,999	$50,428	$36,478

Earnings per common share:
Basic	$.75	$.55	$1.27	$.92
Diluted	$.72	$.54	$1.23	$.90

Weighted average shares outstanding:
Basic	39,399	39,641	39,567	39,493
Diluted	40,690	40,839	40,967	40,737

Comprehensive income	$29,389	$22,285	$50,428	$36,764

The accompanying notes are an integral part of these consolidated financial statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2018	2017
Cash flows from operating activities:
Net income	$50,428	$36,478
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	101,020	77,653
(Gain) loss on sale of property and equipment	(368)	31
Stock-based compensation expense related to stock options and employee stock purchases	13,842	8,660
Deferred income tax expense	4,750	2,594
Change in accounts receivable, net	(22,776)	7,067
Change in inventories, net	(65,639)	(52,425)
Change in prepaid expenses and other, net	(834)	(1,143)
Change in trade accounts payable	41,242	14,506
Draws on floor plan notes payable – trade, net	71,303	20,994
Change in customer deposits	4,686	11,330
Change in accrued expenses	(7,671)	4,977
Net cash provided by operating activities	189,983	130,722
Cash flows from investing activities:
Acquisition of property and equipment	(116,218)	(79,572)
Proceeds from the sale of property and equipment	4,239	3,192
Proceeds from the sale of available for sale securities	350	325
Change in other assets	(918)	4,887
Net cash used in investing activities	(112,547)	(71,168)
Cash flows from financing activities:
Draws on floor plan notes payable – non-trade, net	18,128	24,186
Proceeds from long-term debt	68,269	51,108
Principal payments on long-term debt	(89,311)	(74,326)
Principal payments on capital lease obligations	(6,398)	(6,647)
Proceeds from issuance of shares relating to employee stock options and employee stock purchases	1,557	12,840
Common stock repurchased	(45,906)	(24,411)
Debt issuance costs	−	(523)
Net cash used in financing activities	(53,661)	(17,773)
Net increase in cash and cash equivalents	23,775	41,781
Cash and cash equivalents, beginning of period	124,541	82,026
Cash and cash equivalents, end of period	$148,316	$123,807
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$20,463	$16,565
Income taxes, net of refunds	$11,977	$17,012
Noncash activities:
Assets acquired under capital leases	$1,534	$5,513
Common stock repurchased	$216	$1,798

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

2 – Other Assets

The total capitalized costs of the Company’s SAP enterprise resource planning software platform (“ERP Platform”) of $11.6 million are recorded on the Consolidated Balance Sheet in Other Assets. Amortization expense relating to the ERP Platform, which is recognized in depreciation and amortization expense in the Consolidated Statements of Income and Comprehensive Income, was $9.7 million for the three months ended June 30, 2018 and $0.8 million for the three months ended June 30, 2017 and $20.7 million for the six months ended June 30, 2018 and $1.7 million for the six months ended June 30, 2017.

In the first quarter of 2018, as part of an assessment that involved a technical feasibility study of the current ERP Platform, the Company determined that a majority of the components of its ERP Platform would require replacement earlier than originally anticipated; in prior disclosures, the Company had referred to the ERP Platform separately as the SAP enterprise software and SAP dealership management system. In accordance with Accounting Standards Codification (“ASC”) Topic 350-40, in the first quarter of 2018, the Company adjusted the useful life of these components that were replaced so that the respective net book values of the components were fully amortized upon replacement in May 2018. The Company amortized the remaining net book value of the components that were replaced on a straight-line basis in February 2018 through May 2018. The Company recognized $10.2 million of amortization expense related to the components of the ERP Platform that were replaced in the first quarter of 2018 and $9.7 million in the second quarter of 2018. The ERP Platform asset and related amortization are reflected in the Truck Segment.

The Company’s only significant identifiable intangible assets, other than goodwill, are rights under franchise agreements with manufacturers. The fair value of the franchise right is determined at the acquisition date by discounting the projected cash flows specific to each acquisition. The carrying value of the Company’s manufacturer franchise rights was $7.0 million at June 30, 2018 and December 31, 2017, and is included in Other Assets on the accompanying consolidated balance sheets. The Company has determined that manufacturer franchise rights have an indefinite life, as there are no economic or other factors that limit their useful lives and they are expected to generate cash flows indefinitely due to the historically long lives of the manufacturers’ brand names. Furthermore, to the extent that any agreements evidencing manufacturer franchise rights have expiration dates, the Company expects that it will be able to renew those agreements in the ordinary course of business. Accordingly, the Company does not amortize manufacturer franchise rights.

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

4 – Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Numerator:
Numerator for basic and diluted earnings per share – Net income available to common shareholders	$29,389	$21,999	$50,428	$36,478
Denominator–
Denominator for basic earnings per share – weighted average shares outstanding	39,399	39,641	39,567	39,493
Effect of dilutive securities– Employee stock options and restricted stock awards	1,291	1,198	1,400	1,244
Denominator for diluted earnings per share – adjusted weighted average shares outstanding and assumed conversions	40,690	40,839	40,967	40,737
Basic earnings per common share	$.75	$.55	$1.27	$.92
Diluted earnings per common share and common share equivalents	$.72	$.54	$1.23	$.90

Options to purchase shares of common stock that were outstanding for the three months and six months ended June 30, 2018, and 2017, that were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Weighted average anti-dilutive options	753	662	420	695

5 – Stock Options and Restricted Stock Awards

The Company accounts for stock-based compensation in accordance with ASC 718-10, “Compensation – Stock Compensation,” which requires the measurement and recognition of compensation expense for all share-based payment awards made to our employees and directors, including employee stock options, restricted stock unit awards and employee stock purchases related to the Employee Stock Purchase Plan based on estimated fair values. Stock-based compensation expense, calculated using the Black-Scholes option-pricing model for employee stock options, and included in selling, general and administrative expense, was $5.9 million for the three months ended June 30, 2018, and $3.9 million for the three months ended June 30, 2017. Stock-based compensation expense, included in selling, general and administrative expense, for the six months ended June 30, 2018, was $13.8 million and for the six months ended June 30, 2017, was $8.7 million.

In March 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-09, “Compensation – Stock Compensation,” (“ASU 2019-06”) which changed the accounting for certain aspects of share-based payments to employees. ASU No. 2016-09 requires excess tax benefits and tax deficiencies to be recorded in the income statement when equity awards issued pursuant to the Company’s equity compensation plans vest or are settled. The Company recorded excess tax benefits of $0.2 million in the three months ended June 30, 2018 and $0.9 million in the three months ended June 30, 2017, which was recorded in the Consolidated Statements of Income and Comprehensive Income. The Company recorded excess tax benefits of $0.2 million in the six months ended June 30, 2018 and $2.0 million in the six months ended June 30, 2017, which was recorded in the Consolidated Statements of Income and Comprehensive Income.

As of June 30, 2018, the Company had $10.5 million of unrecognized compensation cost related to non-vested employee stock options to be recognized over a weighted-average period of 3.6 years and $9.8 million of unrecognized compensation cost related to non-vested restricted stock units to be recognized over a weighted-average period of 2.3 years.

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

Financial instruments consist primarily of cash, accounts receivable, accounts payable and floor plan notes payable. The carrying values of the Company’s financial instruments approximate fair value due either to their short-term nature or existence of variable interest rates, which approximate market rates. Certain methods and assumptions were used by the Company in estimating the fair value of financial instruments at June 30, 2018, and December 31, 2017. The carrying value of current assets and current liabilities approximates the fair value due to the short maturity of these items.

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

As of June 30, 2018 and December 31, 2017, the Company held auction rate securities with underlying tax-exempt municipal bonds that mature in 2030 and have a fair value and a cost basis of $6.0 million and $6.4 million, respectively. The issuer redeemed $350,000 of the auction rate securities in 2018, $325,000 in 2017, and $450,000 during 2016. These bonds have credit wrap insurance and a credit rating of A by a major credit rating agency.

The Company valued the auction rate securities at June 30, 2018 using a discounted cash flow model based on the characteristics of the individual securities, which the Company believes yields the best estimate of fair value. The first step in the valuation included a credit analysis of the security which considered various factors, including the credit quality of the issuer, the instrument’s position within the capital structure of the issuing authority and the composition of the authority’s assets, including the effect of insurance and/or government guarantees. Next, the future cash flows of the instruments were projected based on certain assumptions regarding the auction rate market significant to the valuation, including that the auction rate market will remain illiquid and auctions will continue to fail, causing the interest rate to be the maximum applicable rate. This assumption resulted in a discounted cash flow analysis being performed through 2019, the point at which the Company estimates the securities will be redeemed by the municipality. The projected cash flows were then discounted using the applicable yield curve plus a 225 basis point liquidity premium added to the applicable discount rate.

The Company recorded a pre-tax impairment charge of $1.0 million on these auction rate securities in 2011 and subsequent pre-tax increases in fair value of $427,000 during 2014 and $469,000 during 2017, which brought the fair value of the auction rate securities back to their original cost basis. The Company had included the prior impairment in accumulated other comprehensive loss.

The fair values were measured using Level 3 inputs of the fair value hierarchy.

Long-Lived Assets

During the first quarter of 2016, the Company instituted plans to consolidate its dealership network. In 2016, the Company recorded an impairment charge related to the value of the real estate in the affected locations in the amount of $7.5 million. The Company also classified certain excess real estate as held for sale, which resulted in an additional impairment charge.

The fair value measurements for the Company’s long-lived assets are based on Level 3 inputs. Fair values of the value of the real estate were determined based on evaluations by a third-party real estate broker that utilized its knowledge and historical experience in real estate markets and transactions. During 2016 and 2017, the Company sold seven of the properties previously classified as held for sale with a fair value of $8.3 million. During the third quarter of 2017, the Company made the decision to put one of the properties previously classified as “held for sale” with a fair value of $1.4 million back into service. In February 2018, the Company sold one of the properties with a fair value of $1.9 million and in May 2018, the Company sold another one of the properties with a fair value of $1.0 million. As of June 30, 2018, the remaining real estate associated with the restructuring activities is included in assets held for sale on the Consolidated Balance Sheets.

The following table presents long-lived assets classified as held for sale and measured and recorded at fair value on a nonrecurring basis (in thousands):

Description	Fair Value Measurements Using Significant Unobservable Inputs June 30, 2018
Long-lived assets held for sale	$6,622

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

The following table contains summarized information about reportable segment revenues, segment income or loss from continuing operations and segment assets for the periods ended June 30, 2018 and 2017 (in thousands):

	Truck Segment	All Other	Total
As of and for the three months ended June 30, 2018
Revenues from external customers	$1,344,271	$4,560	$1,348,831
Segment operating income	43,126	300	43,426
Segment income before taxes	38,684	248	38,932
Segment assets	2,981,063	35,400	3,016,463

For the six months ended June 30, 2018
Revenues from external customers	$2,580,924	$8,688	$2,589,612
Segment operating income	75,486	329	75,815
Segment income before taxes	66,787	228	67,015

As of and for the three months ended June 30, 2017
Revenues from external customers	$1,199,703	$3,821	$1,203,523
Segment operating income (loss)	37,546	(139)	37,407
Segment income (loss) before taxes	34,766	(183)	34,583
Segment assets	2,655,860	35,939	2,691,799

For the six months ended June 30, 2017
Revenues from external customers	$2,240,556	$7,764	$2,248,320
Segment operating income (loss)	62,540	(284)	62,256
Segment income (loss) before taxes	57,010	(368)	56,641

8 – Income Taxes

The Company had unrecognized income tax benefits totaling $2.6 million as a component of accrued liabilities at June 30, 2018 and December 31, 2017, the total of which, if recognized, would impact the Company’s effective tax rate. An unfavorable settlement may require a charge to income tax expense and a favorable resolution would be recognized as a reduction to income tax expense. The Company recognizes interest accrued related to unrecognized tax benefits in income tax expense. No amounts were accrued for penalties. The Company had approximately $166,000 accrued for the payment of interest at June 30, 2018 and December 31, 2017.

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

The Company does not anticipate a significant change in the amount of unrecognized tax benefits in the next 12 months. As of June 30, 2018, the tax years ended December 31, 2014 through 2017 remain subject to audit by federal tax authorities and the tax years ended December 31, 2013 through 2017 remain subject to audit by state tax authorities. In June 2018, the Company was notified of an examination of its federal income tax return for 2015. The Company cannot reasonably determine if this examination will have a material impact on its financial statements, and cannot predict the timing regarding resolution of this tax examination.

The Company adopted ASU 2016-09 on January 1, 2017, which requires excess tax benefits and tax deficiencies to be recognized as income tax benefit or expense in the income statement and presented as an operating activity in the statement of cash flows when the awards are vested or are settled. The Company recorded excess tax benefits of $0.2 million for the three months ended June 30, 2018 and $0.9 million for the three months ended June 30, 2017, and $0.2 million for the six months ended June 30, 2018 and $2.0 million for the six months ended June 30, 2017, which were recorded as reductions to income tax expense in the Consolidated Statement of Income and Comprehensive Income.

9 – Recent Accounting Guidance

In February 2016, the FASB issued ASU No. 2016-02, “Leases (“Topic 842”),” which is intended to increase the transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The new standard requires lessees to record assets and liabilities on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement.

The Company will adopt Topic 842 on January 1, 2019. The standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application. Upon adoption, the Company expects to apply the practical expedients permitted within the new standard, which among other things, allows the Company to retain its existing assessment of whether an arrangement is, or contains, a lease and is classified as an operating or finance lease. The Company will make an accounting policy election that will keep leases with an initial term of 12 months or less off of the balance sheet and will result in recognizing those lease payments in the Consolidated Statements of Income and Comprehensive Income on a straight-line basis over the lease term. The Company is in the process of analyzing its lease portfolio and continues to evaluate the full impact of the new standard, including the impact on its business processes, systems, and internal controls. However, the Company expects the recognition of right-of-use assets and related liabilities to have a material effect on the Company’s Consolidated Balance Sheets.

10 – Revenue

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (“Topic 606”),” which amended the accounting standards for revenue recognition. The Company adopted Topic 606 on January 1, 2018 and is applying the modified retrospective method. There was not a material impact to revenues as a result of applying Topic 606 for the three months and six months ended June 30, 2018, and there have not been significant changes to our business processes, systems, or internal controls as a result of implementing the standard. Adoption of the new standard does not materially change the timing or amount of revenue recognized in the Company’s Consolidated Statements of Income and Comprehensive Income.

The Company’s revenues are primarily generated from the sale of finished products to customers. Those sales predominantly contain a single delivery element and revenue for such sales is recognized when the customer obtains control, which is typically when the finished product is delivered to the customer. The Company’s material revenue streams have been identified as the following: the sale of new and used commercial vehicles, arrangement of associated commercial vehicle financing and insurance contracts, the performance of commercial vehicle repair services and the sale of commercial vehicle parts. Taxes collected from customers relating to product sales and remitted to governmental authorities are excluded from revenues.

The following table summarizes the Company’s disaggregated revenue by revenue source for the three months and six months ended June 30, 2018 (in thousands):

	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Commercial vehicle sales revenue	$857,025	$1,630,125
Parts revenue	237,068	460,422
Commercial vehicle repair service revenue	185,872	362,813
Finance revenue	2,863	5,199
Insurance revenue	2,629	5,034
Other revenue	4,381	9,502
Total	$1,289,838	$2,473,095

All of the Company's performance obligations and associated revenues are generally transferred to customers at a point in time. The Company does not have any material contract assets or contract liabilities on the Balance Sheet as of June 30, 2018. Revenues related to commercial vehicle sales, parts sales, commercial vehicle repair service, finance and the majority of other revenue are related to the Truck Segment.

For the sale of new and commercial vehicles, revenue is recognized at a point in time when control is transferred to the customer, which is when delivery of the commercial vehicle occurs. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring the commercial vehicle. When control is transferred to the customer, the Company has an unconditional right to payment and a receivable is recorded for any consideration not received.

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

Revenue from the sale of parts is recognized when the Company transfers control of the goods to the customer and consideration has been received in the form of cash or a receivable from the customer. The Company provides its customers the right to return eligible parts, estimates the expected returns based on an analysis of historical experience and records an allowance for estimated returns, which has historically not been material.

Revenue from the sale of commercial vehicle repair service is recognized when the service performed by the Company on a customer’s vehicle is complete and the customer accepts the repair. Because the Company does not have an enforceable right to payment while the repair is being performed, revenue is recognized when the repair is complete. After a customer’s acceptance, the Company has no remaining obligations to transfer goods or services to the customer and consideration has been received in the form of cash or a receivable from the customer.

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

The Company receives commissions from third-party lenders for arranging customer financing for the purchase of commercial vehicles. The receipt of such commissions is deemed to be a single performance obligation that is satisfied when a financing agreement is executed and accepted by the financing provider. Once the contract has been accepted by the financing provider, the Company’s performance obligation has been satisfied and the Company generally has no further obligations under the contract. The Company is the agent in this transaction, as it does not have control over the acceptance of the customer’s financing arrangement by the financing provider. Consideration paid to the Company by the financing provider is based on the agreement between the Company and the financing provider.

The Company receives commissions from third-party insurance companies for arranging insurance coverage for customers. The receipt of such commissions is deemed to be a single performance obligation that is satisfied when the insurance coverage is bound. The Company has no further obligations under the contract. The Company is the agent in this transaction as it does not have control over the insurance coverage provided by the insurance carrier. Consideration paid to the Company by the insurance provider is based on the agreement between the Company and the insurance provider.

The Company records revenues from finance and insurance products at the net commission amount, which includes estimates of chargebacks that can occur if the underlying contract is not fulfilled.  Chargeback amounts for commissions from financing companies are estimated assuming financing contracts are terminated before the customer has made six monthly payments.  Chargeback amounts for commissions from insurance companies are estimated assuming insurance contracts are terminated before the underlying insurance contractual term has expired. Chargeback reserve amounts are based on historical chargebacks and have historically been immaterial.  The Company does not have any right to retrospective commissions based on future profitability of finance and insurance contracts arranged.

Other revenue is mostly documentation fees that are charged to customers in connection with the sale of a commercial vehicle and recognized as other revenue when a truck is sold. The Company recognizes the documentation fees at the point in time when the commercial vehicle is delivered to the customer.

11 – ERP Platform

In February 2018, the Company determined that a majority of the components of its ERP Platform would require replacement earlier than anticipated at the time the software was installed and capitalized in 2011. In accordance with ASC Topic 350-40, the Company prospectively adjusted the useful life of the components to be replaced so that the respective net book values of these components were fully amortized upon replacement.

The Company replaced certain components of its ERP Platform with a net book value of $19.9 million in May 2018. The Company began to amortize that amount in February 2018 and continued to amortize that amount through May 2018. The Company recorded amortization expense of $9.7 million related to replacement of the majority of its ERP Platform components during the three months ended June 30, 2018, and $19.9 million in the six months ended June 30, 2018.

There has been no change in the Company’s internal control over financial reporting as a result of the replacement of the components of its ERP Platform.

12 – Subsequent Event

On July 24, 2018, the Company’s Board of Directors authorized the Company to initiate a quarterly cash dividend as part of its capital allocation strategy. Accordingly, on July 24, 2018, the Company’s Board of Directors declared an initial quarterly cash dividend of $0.12 per share of Class A and Class B Common Stock, to be paid on August 29, 2018, to all shareholders of record as of August 8, 2018.

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

Our Rush Truck Centers are principally located in high traffic areas throughout the United States. Since commencing operations as a Peterbilt heavy-duty truck dealer in 1966, we have grown to operate over 100 Rush Truck Centers in 22 states.

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

Inventories

Inventories are stated at the lower of cost or net realizable value. Cost is determined by specific identification of new and used commercial vehicle inventory and by the first-in, first-out method for tires, parts and accessories. As the market value of our inventory typically declines over time, reserves are established based on historical loss experience and market trends. These reserves are charged to cost of sales and reduce the carrying value of our inventory on hand. An allowance is provided when it is anticipated that cost will exceed net realizable value less a reasonable profit margin.

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

Our liability for unrecognized tax benefits contains uncertainties because management is required to make assumptions and to apply judgment to estimate the exposures associated with our various filing positions. Our effective income tax rate is also affected by changes in tax law, the level of earnings and the results of tax audits. Although we believe that the judgments and estimates are reasonable, actual results could differ, and we may be exposed to losses or gains that could be material. An unfavorable tax settlement would generally require use of our cash and result in an increase in our effective income tax rate in the period of resolution. A favorable tax settlement would be recognized as a reduction in our effective income tax rate in the period of resolution. Our income tax expense includes the impact of reserve provisions and changes to reserves that we consider appropriate, as well as related interest.

Revenue Recognition

Effective January 1, 2018, we adopted ASU 2014-09, “Revenue from Contracts with Customers (“Topic 606”),” using the modified retrospective transition method.  Under this method, we will recognize the cumulative effect of initially applying this accounting standard at the date of initial application. This standard applies to all contracts with customers, except for contracts that are within the scope of other standards, such as leases, insurance, collaboration arrangements and financial instruments.  Under Topic 606, we recognize revenue when our customer obtains control of promised goods or services, in an amount that reflects the consideration which we expect to receive in exchange for those goods or services.  To determine revenue recognition for arrangements that we determine are within the scope of Topic 606, we perform the following five steps: (i) identify the contract with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) we satisfy a performance obligation.  We only apply the five-step model to contracts when it is probable that we will collect the consideration we are entitled to in exchange for the goods or services we transfer to the customer.  At contract inception, once the contract is determined to be within the scope of Topic 606, we assess the goods or services promised within each contract and determine those that are performance obligations. We then assess whether each promised good or service is distinct and recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.  For a complete discussion of accounting for revenue, see Note 10 – Revenue of the Notes to Consolidated Financial Statements.

Results of Operations

The following discussion and analysis includes our historical results of operations for the three months and six months periods ended June 30, 2018 and 2017.

The following table sets forth certain financial data as a percentage of total revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue
New and used commercial vehicle sales	63.5%	64.5%	63.0%	62.8%
Aftermarket products and services sales	31.4	30.5	31.8	31.9
Lease and rental sales	4.4	4.4	4.5	4.6
Finance and insurance	0.4	0.3	0.4	0.4
Other	0.3	0.3	0.3	0.3
Total revenues	100.0	100.0	100.0	100.0
Cost of products sold	82.0	82.6	81.8	82.3
Gross profit	18.0	17.4	18.2	17.7
Selling, general and administrative	13.2	13.3	13.6	13.8
Depreciation and amortization	1.6	1.0	1.7	1.1
Operating income	3.2	3.1	2.9	2.8
Interest expense, net	0.3	0.2	0.3	0.3
Income before income taxes	2.9	2.9	2.6	2.5
Provision for income taxes	0.7	1.1	0.6	0.9
Net income	2.2%	1.8%	2.0%	1.6%

The following table sets forth for the periods indicated the percent of gross profit by revenue source:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Gross Profit:
New and used commercial vehicle sales	26.9%	27.6%	27.1%	26.6%
Aftermarket products and services sales	64.8	64.4	64.6	65.6
Lease and rental sales	4.2	4.2	4.1	4.0
Finance and insurance	2.3	2.1	2.2	2.1
Other	1.8	1.7	2.0	1.7
Total gross profit	100.0%	100.0%	100.0%	100.0%

The following table sets forth the unit sales and revenues for new heavy-duty, new medium-duty, new light-duty and used commercial vehicles and the absorption ratio (revenues in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	% Change	2018	2017	% Change
Vehicle unit sales:
New heavy-duty vehicles	3,218	3,352	-4.0%	6,530	6,058	7.8%
New medium-duty vehicles	3,474	3,073	13.0%	6,179	5,626	9.8%
New light-duty vehicles	679	473	43.6%	1,110	820	35.4%
Total new vehicle unit sales	7,371	6,898	6.9%	13,819	12,504	10.5%
Used vehicles	2,055	1,743	17.9%	3,914	3,454	13.3%
Vehicle revenue:
New heavy-duty vehicles	$474.4	$468.3	1.3%	$946.4	$829.7	14.1%
New medium-duty vehicles	257.0	213.2	20.5%	456.2	402.5	13.3%
New light-duty vehicles	27.4	18.2	50.5%	44.0	31.8	38.4%
Total new vehicle revenue	$758.8	$699.7	8.4%	$1,446.6	$1,264.0	14.4%
Used vehicle revenue	$92.8	$72.2	28.5%	$173.4	$141.0	23.0%
Other vehicle revenue:(1)	$5.4	$4.1	31.7%	$10.1	$7.0	44.3%
Absorption ratio:	122.8%	121.8%	0.8%	121.4%	117.6%	3.2%

(1) Includes sales of truck bodies, trailers and other new equipment.

Key Performance Indicator

Absorption Ratio

Management uses several performance metrics to evaluate the performance of our commercial vehicle dealerships and considers Rush Truck Centers’ “absorption ratio” to be of critical importance. Absorption ratio is calculated by dividing the gross profit from the parts, service and body shop (collectively, “Aftermarket Products and Services”) departments by the overhead expenses of all of a dealership’s departments, except for the selling expenses of the new and used commercial vehicle departments and carrying costs of new and used commercial vehicle inventory. When 100% absorption is achieved, all of the gross profit from the sale of a commercial vehicle, after sales commissions and inventory carrying costs, directly impacts operating profit. Our commercial vehicle dealerships achieved a 122.8% absorption ratio for the second quarter of 2018 and a 121.8% absorption ratio for the second quarter of 2017.

Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017

Aftermarket Products and Services revenues totaled $422.9 million in the second quarter of 2018, up 15.4%, compared to the second quarter of 2017. During the second quarter of 2018, Aftermarket Products and Services revenues benefited from our strategic initiatives, particularly through additions to our aftermarket sales organization, a net increase of approximately 300 service technicians in 2018, focus on our all-makes and Rig Tough parts growth, and investment in technology and productivity improvements for our parts operations. We believe our Aftermarket Products and Services revenues will remain solid throughout the second half of 2018.

Our Class 8 vehicle unit sales were down slightly in the second quarter of 2018, compared to 2017, primarily due to the timing of certain large fleet transactions and truck and component manufacturer production capacity constraints, which delayed pending deliveries. However, our new Class 8 truck unit sales are up 7.8% year to date as compared to the first half of last year. The healthy economy created significant activity in virtually all market segments, and especially strong demand from over-the-road, construction and refuse customers. We expect our Class 8 vehicle sales will accelerate through the second half of 2018, although manufacturer production capacity limitations could delay some deliveries into 2019.

Our used commercial vehicle unit sales were up 18% over the second quarter of 2017, and we continue to believe our used commercial vehicle inventory is appropriate to support the market. We believe the strength of the used commercial vehicle market is due in part to extended lead times for new Class 8 truck deliveries, which we believe will help decrease the impact of a large number of used commercial vehicles entering the market through the rest of the year and stabilize used commercial vehicle values.

Our Class 4 through 7 medium-duty commercial vehicle unit sales increased 13.0% in the second quarter of 2018, compared to the second quarter of 2017. Our medium-duty truck sales significantly outpaced the market in the second quarter, due to strong activity from the construction sector and our leasing and rental fleet customers. Due to our continued ability to support customers with a nationwide inventory of ready-to-roll commercial vehicles, we believe our medium-duty commercial vehicle sales will remain strong through the rest of 2018.

Revenues

In the second quarter of 2018, total revenues increased $145.3 million, or 12.1% compared to the second quarter of 2017.

Our Aftermarket Products and Services revenues increased $56.3 million, or 15.4%, in the second quarter of 2018, compared to the second quarter of 2017. This increase was primarily due to increases in aftermarket sales personnel and service technicians, focus on our all-makes parts growth, and investment in technology and productivity improvements for our parts operations. We expect our Aftermarket Products and Services revenues to increase 12% to 15% in 2018, compared to 2017.

Revenues from sales of new and used commercial vehicles increased $81.0 million, or 10.4%, in the second quarter of 2018, compared to the second quarter of 2017, primarily as a result of strong demand for used commercial vehicles and medium-duty commercial vehicles.

We sold 3,218 Class 8 heavy-duty trucks in the second quarter of 2018, a 4.0% decrease compared to 3,352 Class 8 trucks sold in the second quarter of 2017. According to A.C.T. Research Co., LLC (“A.C.T. Research”), a truck industry data and forecasting service provider, the U.S. Class 8 truck market increased 24.7% in the second quarter of 2018 compared to the second quarter of 2017. A.C.T. Research currently forecasts U.S. retail sales of Class 8 trucks of approximately 251,700 units in 2018, 254,000 units in 2019 and 185,000 units in 2020, compared to approximately 197,000 units in 2017. Our share of the U.S. Class 8 truck sales market was approximately 6.6% in 2017. We expect our U.S. Class 8 commercial vehicle sales market share to decline to between 5.5% and 5.9% in 2018. In a robust Class 8 truck market, historically, our market share declines. This market share percentage would result in the sale of approximately 13,800 to 14,850 of Class 8 commercial vehicles in 2018, based on A.C.T. Research’s current U.S. retail sales estimate of 251,700 units.

We sold 3,474 Class 4 through 7 medium-duty commercial vehicles, including 399 buses, in the second quarter of 2018, a 13.0% increase compared to 3,073 Class 4 through 7 commercial vehicles, including 202 buses, sold in the second quarter of 2017. A.C.T. Research estimates that unit sales of Class 4 through 7 commercial vehicles in the U.S. increased approximately 3.6% in the second quarter of 2018, compared to the second quarter of 2017. A.C.T. Research currently forecasts U.S. retail sales of Class 4 through 7 medium-duty commercial vehicles of approximately 251,100 units in 2018, 256,000 units in 2019 and 264,000 in 2020. In 2017, we achieved a 4.5% share of the Class 4 through 7 market in the U.S. We expect our market share to range between 4.7% and 5.2% of the U.S. Class 4 through 7 commercial vehicle sales in 2018. This market share percentage would result in the sale of approximately 11,800 to 13,000 of Class 4 through 7 commercial vehicles in 2018, based on A.C.T. Research’s current U.S. retail sales estimates of 251,100 units.

We sold 679 light-duty vehicles in the second quarter of 2018, a 43.6% increase compared to 473 light-duty vehicles sold in the second quarter of 2017. We expect to sell approximately 2,000 light-duty vehicles in 2018.

We sold 2,055 used commercial vehicles in the second quarter of 2018, a 17.9% increase compared to 1,743 used commercial vehicles sold in the second quarter of 2017. We expect to sell approximately 7,500 to 8,500 used commercial vehicles in 2018.

Commercial vehicle lease and rental revenues increased $5.9 million, or 11.2%, in the second quarter of 2018, compared to the second quarter of 2017. We expect lease and rental revenue to increase 5% to 10% during 2018, compared to 2017.

Finance and insurance revenues increased $1.1 million, or 25.0%, in the second quarter of 2018 compared to the second quarter of 2017. We expect finance and insurance revenues to fluctuate proportionately with our new and used commercial vehicle sales in 2018. Finance and insurance revenues have limited direct costs and, therefore, contribute a disproportionate share of our operating profits.

Gross Profit

Gross profit increased $34.3 million, or 16.4%, in the second quarter of 2018, compared to the second quarter of 2017. Gross profit as a percentage of sales increased to 18.0% in the second quarter of 2018, from 17.4% in the second quarter of 2017. This increase in gross profit as a percentage of sales is a result of a change in our product sales mix. Commercial vehicle sales, a lower margin revenue item, decreased as a percentage of total revenues to 63.5% in the second quarter of 2018, from 64.5% in the second quarter of 2017. Aftermarket Products and Services revenues, a higher margin revenue item, increased as a percentage of total revenues to 31.4% in the second quarter of 2018, from 30.5% in the second quarter of 2017.

Gross margins from our Aftermarket Products and Services operations increased to 37.3% in the second quarter of 2018, from 36.7% in the second quarter of 2017. Gross profit from our Aftermarket Products and Services operations increased to $157.8 million in the second quarter of 2018, from $134.6 million in the second quarter of 2017. Historically, gross margins on parts sales range from 27% to 28% and gross margins on service and body shop operations range from 61% to 65%. Gross profits from parts sales represented 58% of total gross profit for Aftermarket Products and Services operations in the second quarter of 2018 and the second quarter of 2017. Service and body shop operations represented 42% of total gross profit for Aftermarket Products and Services operations in the second quarter of 2018 and the second quarter of 2017. We expect blended gross margins on Aftermarket Products and Services operations to range from approximately 36.5% to 37.0% in 2018.

Gross margins on Class 8 truck sales increased slightly to 8.1% in the second quarter of 2018, from 8.0% in the second quarter of 2017. In 2018, we expect overall gross margins from Class 8 commercial vehicle sales of approximately 7.5% to 8.0%.

Gross margins on medium-duty commercial vehicle sales decreased to 5.4% in the second quarter of 2018, from 5.6% in the second quarter of 2017. We sold a larger number of lower margin fleet trucks in the second quarter of 2018, compared to the second quarter of 2017. In 2018, we expect overall gross margins from Class 4 through 7 commercial vehicle sales of approximately 5.7% to 6.2%, but this will largely depend upon the mix of purchasers and types of vehicles sold.

Gross margins on used commercial vehicle sales increased to 12.1% in the second quarter of 2018, from 11.6% in the second quarter of 2017. We expect margins on used commercial vehicles to range between 10.0% and 11.5% during 2018.

Gross margins from truck lease and rental sales increased to 17.5% in the second quarter of 2018, from 16.7% in the second quarter of 2017. This increase is primarily related to increased rental fleet utilization. We expect gross margins from lease and rental sales of approximately 16.0% to 18.0% during 2018. Our policy is to depreciate our lease and rental fleet using a straight line method over each customer’s contractual lease term. The lease unit is depreciated to a residual value that approximates fair value at the expiration of the lease term. This policy results in the Company realizing reasonable gross margins while the unit is in service and a corresponding gain or loss on sale when the unit is sold at the end of the lease term.

Finance and insurance revenues and other income, as described above, have limited direct costs and, therefore, contribute a disproportionate share of gross profit.

Selling, General and Administrative Expenses

Selling, General and Administrative (“SG&A”) expenses increased $19.3 million, or 12.1%, in the second quarter of 2018, compared to the second quarter of 2017. SG&A expenses as a percentage of total revenues decreased to 13.2% in the second quarter of 2018, from 13.3% in the second quarter of 2017. SG&A expenses as a percentage of total revenues have recently ranged from 12.1% to 14.7%. In general, when new and used commercial vehicle revenues decrease as a percentage of total revenues, SG&A expenses as a percentage of total revenues will be at, or exceed, the higher end of this range. For 2018, we expect SG&A expenses as a percentage of total revenues to range from 13.5% to 14.0% and the selling portion of SG&A expenses to be approximately 25.0% to 30.0% of new and used commercial vehicle gross profit.

Depreciation and Amortization Expense

Depreciation and amortization expense increased $9.2 million, or 74.3%, in the second quarter of 2018, compared to the second quarter of 2017. This increase is primarily related to the additional amortization expense related to the replacement of our ERP Platform components. See Note 11 –ERP Platform of the Notes to Consolidated Financial Statements.

Interest Expense, Net

Net interest expense increased $1.7 million, or 59.1%, in the second quarter of 2018, compared to the second quarter of 2017. This increase is primarily related to the increase in the LIBOR rate over the last year and increased inventory levels, compared to the second quarter of 2017. Net interest expense in 2018 will depend on inventory levels, interest rate fluctuations and the amount of cash available to make prepayments on our floor plan arrangements.

Income before Income Taxes

As a result of the factors described above, income before income taxes increased $4.3 million, or 12.6%, in the second quarter of 2018, compared to the second quarter of 2017.

Income Taxes

Income taxes decreased $3.0 million, or 24.2%, in the second quarter of 2018, compared to the second quarter of 2017. In the second quarter of 2018, we recorded a $0.2 million tax benefit related to excess tax benefits of equity compensation which reduced income tax expense. In the second quarter of 2017, we recorded a $1.1 million tax benefit related to excess tax benefits of equity compensation which reduced income tax expense. We provided for taxes at a 25.0% effective rate in the second quarter of 2018 and 39.00% in the second quarter of 2017. We expect our effective tax rate to be approximately 25% of pretax income in 2018.

Six Months Ended June 30, 2018, Compared to Six Months Ended June 30, 2017

Unless otherwise stated below, our variance explanations and future expectations with regard to the items discussed in this section are set forth in the discussion of the “Three Months Ended June 30, 2018, Compared to Three Months Ended June 30, 2017.”

Total revenues increased $341.3 million, or 15.2%, in the first six months of 2018, compared to the first six months of 2017. Sales of new and used commercial vehicles increased $218.2 million, or 15.5%, in the first six months of 2018, compared to the first six months of 2017.

Aftermarket Products and Services revenues increased $106.5 million, or 14.9%, in the first six months of 2018, compared to the first six months of 2017.

We sold 6,530 heavy-duty trucks in the first six months of 2018, a 7.8% increase compared to 6,058 heavy-duty trucks in the first six months of 2017. According to A.C.T. Research, retail sales in the U.S. Class 8 truck market increased 29.6% in the first six months of 2018, compared to the first six months of 2017.

We sold 6,179 medium-duty commercial vehicles, including 687 buses, in the first six months of 2018. This represented a 9.8% increase compared to 5,626 medium-duty commercial vehicles, including 361 buses, in the first six months of 2017. A.C.T. Research estimates that unit sales of Class 4 through 7 commercial vehicles in the United States increased approximately 4.8% in the first six months of 2018, compared to the first six months of 2017.

We sold 1,110 light-duty vehicles in the first six months of 2018, a 35.4% increase compared to 820 light-duty vehicles sold in the first six months of 2017.

We sold 3,914 used commercial vehicles in the first six months of 2018, a 13.3% increase compared to 3,454 used commercial vehicles in the first six months of 2017.

Truck lease and rental revenues increased $12.2 million, or 11.7%, in the first six months of 2018, compared to the first six months of 2017.

Finance and insurance revenues increased $1.9 million, or 23.0%, in the first six months of 2018, compared to the first six months of 2017.

Gross Profit

Gross profit increased $73.4 million, or 18.5%, in the first six months of 2018, compared to the first six months of 2017. Gross profit as a percentage of sales increased to 18.2% in the first six months of 2018, from 17.7% in the first six months of 2017.

Gross margins from Aftermarket Products and Services operations increased to 36.9% in the first six months of 2018, from 36.3% in the first six months of 2017. Gross profit for Aftermarket Products and Services was $303.6 million in the first six months of 2018, compared to $260.2 million in the first six months of 2017. Gross profit from parts sales represented 58% of the total gross profit for Aftermarket Products and Services operations in the first six months of 2018 and 57% in the first six months of 2017. Service and body shop operations represented 42% of the total gross profit for Aftermarket Products and Services operations in the first six months of 2018 and 43% in the first six months of 2017.

Gross margins on Class 8 truck sales were flat at 8.1% in the first six months of 2018, compared to the first six months of 2017.

Gross margins on medium-duty commercial vehicle sales decreased to 6.0% in the first six months of 2018, from 6.1% in the first six months of 2017.

Gross margins on used commercial vehicle sales increased to 11.7% in the first six months of 2018, from 10.1% in the first six months of 2017.

Gross margins from truck lease and rental sales increased to 16.7% in the first six months of 2018, from 15.1% in the first six months of 2017.

Finance and insurance revenues and other income, as described above, have limited direct costs and, therefore, contribute a disproportionate share of gross profit.

Selling, General and Administrative Expenses

SG&A expenses increased $40.6 million, or 13.1%, in the first six months of 2018, compared to the first six months of 2017. SG&A expenses equaled 13.5% of total revenue in the first six months of 2018, compared to 13.8% in the first six months of 2017.

Depreciation and Amortization Expense

Depreciation and amortization expense increased $19.7 million, or 78.9%, in the first six months of 2018, compared to the first six months of 2017.

Interest Expense, Net

Net interest expense increased $3.2 million, or 56.7%, in the first six months of 2018, compared to the first six months of 2017.

Income before Income Taxes

Income before income taxes increased $10.4 million, or 18.3%, in the first six months of 2018, compared to the first six months of 2017.

Provision for Income Taxes

Income taxes decreased $3.6 million, or 17.7%, in the first six months of 2018, compared to the first six months of 2017. In the first six months of 2018, we recorded a $169,000 tax benefit related to excess tax benefits of equity compensation, which reduced income tax expense. In the first six months of 2017, we recorded a $1.8 million tax benefit related to excess tax benefits of equity compensation, which reduced income tax expense. We provided for taxes at a 25.0% rate in the first six months of 2018 and a 38.75% rate in the first six months of 2017.

Liquidity and Capital Resources

Our short-term cash requirements are primarily for working capital, inventory financing, the renovation and expansion of existing facilities and the construction or purchase of new facilities. Historically, these cash requirements have been met through the retention of profits, borrowings under our floor plan arrangements and bank financings. As of June 30, 2018, we had working capital of approximately $200.1 million, including $148.3 million in cash, available to fund our operations. We believe that these funds, together with expected cash flows from operations, are sufficient to meet our operating requirements for at least the next twelve months. From time to time, we utilize our excess cash on hand to pay down our outstanding borrowings under our credit agreement with BMO Harris Bank N.A. (“BMO Harris”) (the “Floor Plan Credit Agreement”), and the resulting interest earned is recognized as an offset to our gross interest expense under the Floor Plan Credit Agreement.

We have a secured line of credit that provides for a maximum borrowing of $17.5 million. There were no advances outstanding under this secured line of credit at June 30, 2018, however, $11.6 million was pledged to secure various letters of credit related to self-insurance products, leaving $5.9 million available for future borrowings as of June 30, 2018.

On March 21, 2017, we entered into a working capital facility with BMO Harris (the “Working Capital Facility”). The Working Capital Facility includes up to $100 million of revolving credit loans available to us for working capital, capital expenditures and other general corporate purposes. The amount of the borrowings under the Working Capital Facility are subject to borrowing base limitations based on the value of our eligible parts inventory and company vehicles. The Working Capital Facility includes a $20 million letter of credit sublimit. Borrowings under the Working Capital Facility bear interest at rates based on LIBOR or the Base Rate (as such terms are defined in the Working Capital Facility), plus an applicable margin determined based on outstanding borrowing under the Working Capital Facility. In addition, we are required to pay a commitment fee on the amount unused under the Working Capital Facility. The Working Capital Facility expires on the earlier of (i) March 21, 2020 and (ii) the date on which all commitments under the Floor Plan Working Capital Facility shall have terminated, whether as a result of the occurrence of the Commitment Termination Date (as defined in the Floor Plan Working Capital Facility) or otherwise. There were no advances outstanding under the Working Capital Facility as of June 30, 2018.

Our long-term real estate debt, floor plan financing agreements and the Working Capital Facility require us to satisfy various financial ratios such as the debt-to-worth ratio, leverage ratio and the fixed charge coverage ratio and certain requirements for tangible net worth and GAAP net worth. As of June 30, 2018, we were in compliance with all debt covenants related to debt secured by real estate, lease and rental units, our floor plan credit agreements and the Working Capital Facility. We do not anticipate any breach of the covenants in the foreseeable future.

We expect to purchase or lease trucks worth approximately $165.0 million to $190.0 million for our leasing operations during 2018, depending on customer demand, all of which will be financed. We also expect to make capital expenditures for recurring items such as computers, shop tools and equipment and vehicles of approximately $25.0 million to $30.0 million during 2018.

We are currently under contract to construct a new facility in Atlanta, Georgia at an estimated cost of $8.6 million.

On July 24, 2018, our Board of Directors authorized the Company to initiate a quarterly cash dividend as part of its capital allocation strategy. Accordingly, on July 24, 2018, our Board of Directors declared an initial quarterly cash dividend of $0.12 per share of Class A and Class B Common Stock, to be paid on August 29, 2018, to all shareholders of record as of August 8, 2018. The total dividend disbursement is estimated at approximately $4.7 million.

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

We have no other material commitments for capital expenditures as of June 30, 2018. However, we will continue to purchase vehicles for our lease and rental division and authorize capital expenditures for improvement and expansion of our existing dealership facilities and construction or purchase of new facilities based on market opportunities.

Cash Flows

Cash and cash equivalents increased by $23.8 million during the six months ended June 30, 2018, and increased by $41.8 million during the six months ended June 30, 2017. The major components of these changes are discussed below.

Cash Flows from Operating Activities

Cash flows from operating activities include net income adjusted for non-cash items and the effects of changes in working capital. During the first six months of 2018, operating activities resulted in net cash provided by operations of $190.0 million. Net cash provided by operating activities primarily consisted of $50.4 million in net income, as well as non-cash adjustments related to depreciation and amortization of $101.0 million, stock-based compensation of $13.8 million and the provision for deferred income tax expense of $4.8 million. Cash provided by operating activities included an aggregate of $20.3 million net change in operating assets and liabilities. Included in the net change in operating assets and liabilities were cash inflows of $33.6 million from increases in accounts payable and accrued liabilities, $4.7 million from an increase in customer deposits and $71.3 million from the net increase in floor plan, trade which were offset by cash outflows of $65.6 million from increases in inventory and $22.8 million from the increase in accounts receivable. The majority of commercial vehicle inventory is financed through our floor plan credit agreements.

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

In June 2012, we entered into a wholesale financing agreement with Ford Motor Credit Company that provides for the financing of, and is collateralized by, our Ford new vehicle inventory. This wholesale financing agreement bears interest at a rate of Prime plus 150 basis points minus certain incentives and rebates. As of June 30, 2018, the interest rate on the wholesale financing agreement was 6.50% before considering the applicable incentives. As of June 30, 2018, we had an outstanding balance of approximately $133.8 million under the Ford Motor Credit Company wholesale financing agreement.

Cash Flows from Investing Activities

During the first six months of 2018, cash used in investing activities was $112.5 million. Cash flows used in investing activities consists primarily of cash used for capital expenditures. Capital expenditures were $116.2 million during the first six months of 2018 and consisted primarily of purchases of property and equipment and improvements to our existing dealership facilities. Property and equipment purchases during the first six months of 2018 included $73.8 million for additional units for the rental and leasing operations, which were directly offset by borrowings of long-term debt. We expect to purchase or lease trucks worth approximately $165.0 million to $190.0 million for our rental and leasing operations in 2018, depending on customer demand, all of which will be financed. During 2018, we expect to make capital expenditures for recurring items such as computers, shop equipment and vehicles of $25.0 million to $30.0 million.

During the first six months of 2017, cash used in investing activities was $71.2 million. Cash flows used in investing activities consist primarily of cash used for capital expenditures. Capital expenditures were $79.6 million during the first six months of 2018 and consisted primarily of purchases of property and equipment and improvements to our existing dealership facilities. Property and equipment purchases during the first six months of 2018 included $56.2 million for additional units for the rental and leasing operations, which were directly offset by borrowings of long-term debt.

Cash Flows from Financing Activities

Cash flows from financing activities include borrowings and repayments of long-term debt and net proceeds of floor plan notes payable, non-trade. During the first six months of 2018, we used $53.7 million in net cash from financing activities, primarily related to $95.7 million used for principal repayments of long-term debt and capital lease obligations and $45.9 million used for repurchases of common stock. These cash outflows were partially offset by $18.1 million from net draws on floor plan notes payable, non-trade, borrowings of $68.3 million of long-term debt, and $1.6 million from the issuance of shares related to equity compensation plans. The borrowings of long-term debt were primarily related to purchasing units for the rental and leasing operations.

During the first six months of 2017, we used $17.8 million in net cash from financing activities, primarily related to $81.0 million used for principal repayments of long-term debt and capital lease obligations and $24.4 million used for repurchases of common stock. These cash outflows were partially offset by $24.2 million from net draws on floor plan notes payable, non-trade, borrowings of $51.1 million of long-term debt, and $12.8 million from the issuance of shares related to equity compensation plans. The borrowings of long-term debt were primarily related to purchasing units for the rental and leasing operations.

Most of our commercial vehicle purchases are made on terms requiring payment to the manufacturer within 15 days or less from the date the commercial vehicles are invoiced from the factory. We finance the majority of all new commercial vehicle inventory and the loan value of our used commercial vehicle inventory under the Floor Plan Credit Agreement. The Floor Plan Credit Agreement includes an aggregate loan commitment of $875.0 million. Borrowings under the Floor Plan Credit Agreement bear interest at an annual rate equal to (A) the greater of (i) zero and (ii) three month LIBOR rate, determined on the last day of the prior month, plus (B) 1.51% and are payable monthly. In addition, we are required to pay a monthly working capital fee equal to 0.16% per annum multiplied by the amount of voluntary prepayments of new and used inventory loans. Loans under the Floor Plan Credit Agreement for the purchase of used inventory are limited to $150.0 million. We may terminate the Floor Plan Credit Agreement at any time, although if we do so we must pay a prepayment processing fee equal to 1.0% of the aggregate revolving loan commitments if such termination occurs after July 1, 2018 and prior to June 30, 2019, subject to specified limited exceptions. On June 30, 2018, we had approximately $665.8 million outstanding under the Floor Plan Credit Agreement. The average daily outstanding borrowings under the Floor Plan Credit Agreement were $646.0 million during the quarter ended June 30, 2018. We utilize our excess cash on hand to pay down our outstanding borrowings under the Floor Plan Credit Agreement, and the resulting interest earned is recognized as an offset to our gross interest expense under the Floor Plan Credit Agreement.

Navistar Financial Corporation and Peterbilt offer trade terms that provide an interest-free inventory stocking period for certain new commercial vehicles. This interest-free period is generally 15 days. If the commercial vehicle is not sold within the interest-free period, we then finance the commercial vehicle under the Floor Plan Credit Agreement.

Backlog

On June 30, 2018, our backlog of commercial vehicle orders was approximately $1,719.1 million, compared to a backlog of commercial vehicle orders of approximately $1,127.5 million on June 30, 2017. Our backlog is determined quarterly by multiplying the number of new commercial vehicles for each particular type of commercial vehicle ordered by a customer at our Rush Truck Centers by the recent average selling price for that type of commercial vehicle. We include only confirmed orders in our backlog. However, such orders are subject to cancellation. In the event of order cancellation, we have no contractual right to the total revenues reflected in our backlog. The delivery time for a custom-ordered commercial vehicle varies depending on the truck specifications and demand for the particular model ordered. We sell the majority of our new heavy-duty commercial vehicles by customer special order and we sell the majority of our medium- and light-duty commercial vehicles out of inventory. Orders from a number of our major fleet customers are included in our backlog as of June 30, 2018 and we expect to fill our backlog orders during the remainder of 2018 and the first quarter of 2019.

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

We are exposed to market risk through interest rates related to our floor plan financing agreements, the Working Capital Facility, variable rate real estate debt and discount rates related to finance sales. The majority of floor plan debt and variable rate real estate debt is based on LIBOR. As of June 30, 2018, we had floor plan borrowings and variable interest rate real estate debt of approximately $953.7 million. Assuming an increase or decrease in LIBOR of 100 basis points, annual interest expense could correspondingly increase or decrease by approximately $9.5 million.

In the past, we invested in interest-bearing short-term investments consisting of investment-grade auction rate securities classified as available-for-sale. Auctions for investment grade securities held by us have failed. The auction rate securities continue to pay interest in accordance with the terms of the underlying security; however, liquidity will be limited until there is a successful auction or until such time as other markets for these investments develop. As of June 30, 2018, we hold auction rate securities, with underlying tax-exempt municipal bonds that mature in 2030, that have a fair value of $6.0 million. Given the current market conditions in the auction rate securities market, if we determine that the fair value of these securities temporarily decreases by an additional 10%, our equity could correspondingly decrease by approximately $0.6 million. If it is determined that the fair value of these securities is other-than-temporarily impaired by 10%, we could record a loss on our Consolidated Statements of Income and Comprehensive Income of approximately $0.6 million. For further discussion of the risks related to our auction rate securities, see Note 6 – Financial Instruments and Fair Value of the Notes to Consolidated Financial Statements.

ITEM 4. Controls and Procedures.

The Company, under the supervision and with the participation of management, including the Company’s principal executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the principal executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2018 to ensure that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) is accumulated and communicated to Company management, including the principal executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting that occurred during the three months ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Company did not make any unregistered sales of equity securities during the second quarter of 2018.

A summary of the Company’s stock repurchase activity for the second quarter of 2018 is as follows:

Period			Total Number of Shares Purchased (1)(2)(3)	Average Price Paid Per Share (1)		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (3)
April 1	–	April 30, 2018	78,545	$39.02	(4)	78,545	$31,423,416
May 1	–	May 31, 2018	51,346	41.67	(5)	51,346	29,282,074
June 1	–	June 30, 2018	63,458	43.72	(6)	63,458	26,506,037
Total			193,349			193,349	26,506,037

 ______________

(1)	The calculation of the average price paid per share does not give effect to any fees, commissions or other costs associated with the repurchase of such shares.
(2)	The shares represent Class A and Class B Common Stock repurchased by the Company.
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

(4)	Represents 78,545 shares of Class B Common Stock at an average price paid per share of $39.02.
(5)	Represents 51,346 shares of Class B Common Stock at an average price paid per share of $41.67.
(6)	Represents 63,458 shares of Class B Common Stock at an average price paid per share of $43.72.

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

RUSH ENTERPRISES, INC.

Date: August 9, 2018	By:	/S/ W.M. “RUSTY” RUSH
W.M. “Rusty” Rush
President, Chief Executive Officer and
Chairman of the Board
(Principal Executive Officer)

Date: August 9, 2018	By:	/S/ STEVEN L. KELLER
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