Form 10-Q
period 2018-09-30
RUSH ENTERPRISES INC \TX\
filed 2018-11-09
CIK 1012019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

(X)     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Yes [X]                   No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ]                   No [X]

Indicated below is the number of shares outstanding of each of the issuer’s classes of common stock, as of November 1, 2018.

Title of Class	Number of Shares Outstanding
Class A Common Stock, $.01 Par Value	30,450,669
Class B Common Stock, $.01 Par Value	8,328,043

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Shares)

	September 30,	December 31,
	2018	2017
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$205,569	$124,541
Accounts receivable, net	177,162	183,875
Note receivable affiliate	12,455	11,914
Inventories, net	1,270,941	1,033,294
Prepaid expenses and other	10,281	11,969
Assets held for sale	4,827	9,505
Total current assets	1,681,235	1,375,098
Investments	−	6,375
Property and equipment, net	1,176,746	1,159,595
Goodwill, net	291,391	291,391
Other assets, net	40,431	57,680
Total assets	$3,189,803	$2,890,139

Liabilities and shareholders’ equity
Current liabilities:
Floor plan notes payable	$990,594	$778,561
Current maturities of long-term debt	159,972	145,139
Current maturities of capital lease obligations	16,977	17,119
Trade accounts payable	135,983	107,906
Customer deposits	40,569	27,350
Accrued expenses	102,986	96,132
Total current liabilities	1,447,081	1,172,207
Long-term debt, net of current maturities	439,418	466,389
Capital lease obligations, net of current maturities	54,689	66,022
Other long-term liabilities	12,020	9,837
Deferred income taxes, net	147,436	135,311
Shareholders’ equity:
Preferred stock, par value $.01 per share; 1,000,000 shares authorized; 0 shares outstanding in 2018 and 2017	–	–
Common stock, par value $.01 per share; 60,000,000 Class A shares and 20,000,000 Class B shares authorized; 30,502,338 Class A shares and 8,358,525 Class B shares outstanding in 2018; and 31,345,116 Class A shares and 8,469,427 Class B shares outstanding in 2017	458	454
Additional paid-in capital	367,654	348,044
Treasury stock, at cost: 1,988,354 class A shares and 4,962,539 class B shares in 2018 and 934,171 class A shares and 4,625,181 class B shares in 2017	(178,911)	(120,682)
Retained earnings	899,958	812,557
Total shareholders’ equity	1,089,159	1,040,373
Total liabilities and shareholders’ equity	$3,189,803	$2,890,139

The accompanying notes are an integral part of these consolidated financial statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(In Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Revenues:
New and used commercial vehicle sales	$878,845	$819,028	$2,508,970	$2,230,969
Aftermarket products and services sales	426,845	375,835	1,250,080	1,092,540
Lease and rental	60,825	54,630	177,342	158,922
Finance and insurance	5,053	4,771	15,286	13,092
Other	4,568	3,195	14,070	10,256
Total revenue	1,376,136	1,257,459	3,965,748	3,505,779
Cost of products sold:
New and used commercial vehicle sales	808,634	754,762	2,311,156	2,061,135
Aftermarket products and services sales	268,521	237,452	788,148	693,910
Lease and rental	49,924	45,197	147,015	133,707
Total cost of products sold	1,127,079	1,037,411	3,246,319	2,888,752
Gross profit	249,057	220,048	719,429	617,027
Selling, general and administrative expense	177,405	159,281	527,729	469,037
Depreciation and amortization expense	12,794	12,438	57,395	37,374
(Loss) gain on sale of assets	(209)	107	159	76
Operating income	58,649	48,436	134,464	110,692
Interest expense, net	4,468	3,101	13,268	8,716
Income before taxes	54,181	45,335	121,196	101,976
Provision for income taxes	12,516	15,551	29,103	35,714
Net income	$41,665	$29,784	$92,093	$66,262

Earnings per common share:
Basic	$1.06	$.75	$2.33	$1.68
Diluted	$1.03	$.72	$2.27	$1.62

Weighted average shares outstanding:
Basic	39,309	39,825	39,480	39,560
Diluted	40,388	41,146	40,635	40,830

Dividends declared per common share	$0.12	−	$0.12	−

Comprehensive income	$41,665	$29,784	$92,093	$66,548

The accompanying notes are an integral part of these consolidated financial statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2018	2017
Cash flows from operating activities:
Net income	$92,093	$66,262
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	142,648	117,054
Gain on sale of property and equipment	(159)	(76)
Stock-based compensation expense related to stock options and employee stock purchases	15,850	12,036
Deferred income tax expense	12,125	8,609
Change in accounts receivable, net	6,172	(1,481)
Change in inventories, net	(200,662)	(87,799)
Change in prepaid expenses and other, net	1,241	1,156
Change in trade accounts payable	26,238	12,469
Draws on floor plan notes payable – trade, net	87,548	26,439
Change in customer deposits	13,219	4,558
Change in accrued expenses	6,710	11,048
Net cash provided by operating activities	203,023	170,275
Cash flows from investing activities:
Acquisition of property and equipment	(176,221)	(138,756)
Proceeds from the sale of property and equipment	5,822	3,905
Proceeds from the sale of available for sale securities	6,375	325
Change in other assets	(1,803)	4,831
Net cash used in investing activities	(165,827)	(129,695)
Cash flows from financing activities:
Draws on floor plan notes payable – non-trade, net	124,485	33,611
Proceeds from long-term debt	115,216	97,319
Principal payments on long-term debt	(127,354)	(108,526)
Principal payments on capital lease obligations	(9,511)	(9,280)
Proceeds from issuance of shares relating to employee stock options and employee stock purchases	3,764	20,096
Payments of cash dividends	(4,692)	−
Common stock repurchased	(58,076)	(27,388)
Debt issuance costs	−	(523)
Net cash provided by financing activities	43,832	5,309
Net increase in cash and cash equivalents	81,028	45,889
Cash and cash equivalents, beginning of period	124,541	82,026
Cash and cash equivalents, end of period	$205,569	$127,915
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$31,002	$24,952
Income taxes, net of refunds	$15,990	$30,487
Noncash investing activities:
Assets acquired under capital leases	$3,241	$8,243

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

2 –Other Assets

ERP Platform

The total capitalized costs of the Company’s SAP enterprise resource planning software platform (“ERP Platform”) of $11.3 million are recorded on the Consolidated Balance Sheet in Other Assets. Amortization expense relating to the ERP Platform, which is recognized in depreciation and amortization expense in the Consolidated Statements of Income and Comprehensive Income, was $0.5 million for the three months ended September 30, 2018 and $0.9 million for the three months ended September 30, 2017, and $21.2 million for the nine months ended September 30, 2018 and $2.6 million for the nine months ended September 30, 2017.

In the first quarter of 2018, as part of an assessment that involved a technical feasibility study of the then current ERP Platform, the Company determined that a majority of the components of this ERP Platform would require replacement earlier than originally anticipated; in prior disclosures, the Company had referred to the ERP Platform separately as the SAP enterprise software and SAP dealership management system. In accordance with Accounting Standards Codification (“ASC”) Topic 350-40, in the first quarter of 2018, the Company adjusted the useful life of these components that were replaced so that the respective net book values of the components were fully amortized upon replacement in May 2018. The Company amortized the remaining net book value of the components that were replaced on a straight-line basis in February 2018 through May 2018. The Company recognized $10.2 million of amortization expense related to the components of the ERP Platform that were replaced in the first quarter of 2018 and $9.7 million in the second quarter of 2018. The ERP Platform asset and related amortization are reflected in the Truck Segment.

Franchise Rights

The Company’s only significant identifiable intangible assets, other than goodwill, are rights under franchise agreements with manufacturers. The fair value of the franchise right is determined at the acquisition date by discounting the projected cash flows specific to each acquisition. The carrying value of the Company’s manufacturer franchise rights was $7.0 million on September 30, 2018 and December 31, 2017, and is included in Other Assets on the accompanying consolidated balance sheets. The Company has determined that manufacturer franchise rights have an indefinite life, as there are no economic or other factors that limit their useful lives and they are expected to generate cash flows indefinitely due to the historically long lives of the manufacturers’ brand names. Furthermore, to the extent that any agreements evidencing manufacturer franchise rights have expiration dates, the Company expects that it will be able to renew those agreements in the ordinary course of business. Accordingly, the Company does not amortize manufacturer franchise rights.

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

4 – Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share information):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Numerator:
Numerator for basic and diluted earnings per share – Net income available to common shareholders	$41,665	$29,784	$92,093	$66,262
Denominator:
Denominator for basic earnings per share – weighted average shares outstanding	39,309	39,825	39,480	39,560
Effect of dilutive securities– Employee and director stock options and restricted share awards	1,079	1,321	1,155	1,270
Denominator for diluted earnings per share – adjusted weighted average shares outstanding and assumed conversions	40,388	41,146	40,635	40,830
Basic earnings per common share	$1.06	$.75	$2.33	$1.68
Diluted earnings per common share and common share equivalents	$1.03	$.72	$2.27	$1.62

Options to purchase shares of common stock that were outstanding for the three months and nine months ended September 30, 2018 and 2017 that were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Weighted average anti-dilutive options	455	406	432	599

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

Stock-based compensation expense, calculated using the Black-Scholes option-pricing model for employee stock options and included in selling, general and administrative expense, was $2.0 million for the three months ended September 30, 2018, and $3.4 million for the three months ended September 30, 2017. Stock-based compensation expense for the nine months ended September 30, 2018 was $15.8 million and for the nine months ended September 30, 2017 was $12.0 million.

The Company recorded excess tax benefits of $92,000 in the three months ended September 30, 2018 and $1.9 million in the three months ended September 30, 2017 and excess tax benefits of $0.3 million in the nine months ended September 30, 2018 and $3.9 million in the nine months ended September 30, 2017.

As of September 30, 2018, the Company had $9.0 million of unrecognized compensation expense related to non-vested employee stock options to be recognized over a weighted-average period of 3.4 years and $8.2 million of unrecognized compensation cost related to non-vested restricted stock units to be recognized over a weighted-average period of 2.1 years.

6 – Financial Instruments and Fair Value

The Company has various financial instruments that it must measure at fair value on a recurring basis. The Company also applies the provisions of fair value measurement to various nonrecurring measurements for its financial and nonfinancial assets and liabilities.

Applicable accounting standards define fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date (an exit price). The Company measures its assets and liabilities using inputs from the following three levels of the fair value hierarchy:

Level 1 inputs are unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access on the measurement date.

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

Financial instruments consist primarily of cash, accounts receivable, accounts payable and floor plan notes payable. The carrying values of the Company’s financial instruments approximate fair value due either to their short-term nature or existence of variable interest rates, which approximate market rates. Certain methods and assumptions were used by the Company in estimating the fair value of financial instruments on September 30, 2018, and December 31, 2017. The carrying value of current assets and current liabilities approximates the fair value due to the short maturity of these items.

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

As of September 30, 2018, the Company did not hold any auction rate securities. The issuer redeemed, at par, all of the auction rate securities in the second and third quarters of 2018. On December 31, 2017, the Company held auction rate securities with underlying tax-exempt municipal bonds that mature in 2030 and had a fair value and a cost basis of $6.4 million.

 Long-Lived Assets

During the first quarter of 2016, the Company instituted plans to consolidate its dealership network. In 2016, the Company recorded an impairment charge related to the value of the real estate in the affected locations and a write-down of certain excess real estate in the amount of $7.5 million.

The fair value measurements for the Company’s long-lived assets are based on Level 3 inputs. Fair values of the value of the real estate were determined based on evaluations by a third-party real estate broker that utilized its knowledge and historical experience in real estate markets and transactions. During 2016 and 2017, the Company sold seven of the properties previously classified as held for sale with a fair value of $8.3 million. During the third quarter of 2017, the Company made the decision to put one of the properties previously classified as “held for sale” with a fair value of $1.4 million back into service. In February 2018, the Company sold one of the properties with a fair value of $1.9 million. In May 2018, the Company sold another one of the properties with a fair value of $1.0 million. In July 2018, the Company sold two properties with a fair value of $1.8 million. As of September 30, 2018, the remaining real estate associated with the restructuring activities is included in assets held for sale on the Consolidated Balance Sheets.

The following table presents long-lived assets measured and recorded at fair value on a nonrecurring basis (in thousands):

Description	Fair Value Measurements Using Significant Unobservable Inputs September 30, 2018
Long-lived assets held for sale	$4,827

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

The following table contains summarized information about reportable segment revenues, segment income or loss from continuing operations and segment assets for the periods ended September 30, 2018 and 2017 (in thousands):

	Truck Segment	All Other	Total

As of and for the three months ended September 30, 2018

Revenues from external customers	$1,371,472	$4,664	$1,376,136
Segment operating income (loss)	58,665	(16)	58,649
Segment income (loss) before taxes	54,250	(69)	54,181
Segment assets	3,152,204	37,599	3,189,803

For the nine months ended September 30, 2018

Revenues from external customers	$3,952,396	$13,352	$3,965,748
Segment operating income	134,151	313	134,464
Segment income (loss) before taxes	121,037	159	121,196

As of and for the three months ended September 30, 2017

Revenues from external customers	$1,253,429	$4,030	$1,257,459
Segment operating income (loss)	48,644	(208)	48,436
Segment income (loss) before taxes	45,590	(255)	45,335
Segment assets	2,721,463	37,527	2,758,990

For the nine months ended September 30, 2017

Revenues from external customers	$3,493,984	$11,795	$3,505,779
Segment operating income (loss)	111,184	(492)	110,692
Segment income (loss) before taxes	102,599	(623)	101,976

8 – Income Taxes

The Company had unrecognized income tax benefits totaling $2.6 million as a component of accrued liabilities on September 30, 2018 and December 31, 2017, the total of which, if recognized, would impact the Company’s effective tax rate. An unfavorable settlement may require a charge to income tax expense and a favorable resolution would be recognized as a reduction to income tax expense. The Company recognizes interest accrued related to unrecognized tax benefits in income tax expense. No amounts were accrued for penalties. The Company had approximately $166,000 accrued for the payment of interest on September 30, 2018 and December 31, 2017.

On December 22, 2017, the United States Congress enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (“the Tax Act”). The Tax Act included, among other items, a reduction of the U.S. federal corporate tax rate from 35% to 21% effective January 1, 2018. The Tax Act made broad and complex changes to the U.S. tax code, some of which affected the Company’s 2017 year end results. Staff Accounting Bulletin No. 118 (SAB 118) provided guidance that allowed registrants to provide a reasonable estimate of the effects of the Tax Act in their financial statements and adjust the reported impact in a measurement period not to exceed one year. The Company made a reasonable estimate of the effects of the Tax Act on its existing deferred tax balances and recognized a provisional net tax benefit of $82.9 million which was recognized effective December 31, 2017. The provisional benefit recorded was primarily a result of the remeasurement of the Company’s deferred tax assets and liabilities at the tax rate in which they will reverse when they are recognized. The Company will continue to refine its calculations as additional analysis is completed. In addition, the Company’s estimates may also be affected as it gains a more thorough understanding of the Tax Act.

The Company does not anticipate a significant change in the amount of unrecognized tax benefits in the next twelve months. As of September 30, 2018, the tax years ended December 31, 2014 through 2017 remain subject to audit by federal tax authorities and the tax years ended December 31, 2013 through 2017 remain subject to audit by state tax authorities. In June 2018, the Company was notified of an examination of its federal income tax return for 2015. The Company cannot predict the timing regarding resolution of this tax examination, however, the Company does not expect the examination to have a material impact on its financial statements.

The Company adopted ASU 2016-09 on January 1, 2017, which requires excess tax benefits and tax deficiencies to be recognized as income tax benefit or expense in the income statement and presented as an operating activity in the statement of cash flows when the awards are vested or are settled. The Company recorded excess tax benefits of $92,000 in the three months ended September 30, 2018 and $ 1.9 million in the three months ended September 30, 2017, which was recorded in the Consolidated Statements of Income and Comprehensive Income. The Company recorded excess tax benefits of $0.3 million in the nine months ended September 30, 2018 and $3.9 million in the nine months ended September 30, 2017, which were recorded in the Consolidated Statements of Income and Comprehensive Income.

9 – Recent Accounting Guidance

In February 2016, the FASB issued ASU No. 2016-02, “Leases (“Topic 842”),” which is intended to increase the transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The new standard requires lessees to record assets and liabilities on the balance sheet for all leases with terms longer than twelve months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement.

The Company will adopt Topic 842 on January 1, 2019. The standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application. Upon adoption, the Company expects to apply the practical expedients permitted within the new standard, which among other things, allows the Company to retain its existing assessment of whether an arrangement is, or contains, a lease and is classified as an operating or finance lease. The Company will make an accounting policy election that will keep leases with an initial term of twelve months or less off of the balance sheet and will result in recognizing those lease payments in the Consolidated Statements of Income and Comprehensive Income on a straight-line basis over the lease term. The Company is in the process of analyzing its lease portfolio and continues to evaluate the full impact of the new standard, including the impact on its business processes, systems and internal controls. However, the Company expects to recognize right-of-use assets and related liabilities on the Company’s Consolidated Balance Sheets.

10 – Revenue

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (“Topic 606”),” which amended the accounting standards for revenue recognition. The Company adopted Topic 606 on January 1, 2018, and is applying the modified retrospective method. There was not a material impact to revenues as a result of applying Topic 606 for the three months and nine months ended September 30, 2018, and there have not been significant changes to our business processes, systems or internal controls as a result of implementing the standard. Adoption of the new standard does not materially change the timing or amount of revenue recognized in the Company’s Consolidated Statements of Income and Comprehensive Income.

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

The following table summarizes the Company’s disaggregated revenue by revenue source for the three months and nine months ended September 30, 2018 (in thousands):

	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Commercial vehicle sales revenue	$ 878,845	$ 2,508,970
Parts revenue	239,401	699,823
Commercial vehicle repair service revenue	187,444	550,257
Finance revenue	2,628	7,826
Insurance revenue	2,425	7,460
Other revenue	4,568	14,070
Total	$ 1,315,311	$ 3,788,406

All of the Company's performance obligations and associated revenues are generally transferred to customers at a point in time. The Company does not have any material contract assets or contract liabilities on the Balance Sheet as of September 30, 2018. Revenues related to commercial vehicle sales, parts sales, commercial vehicle repair service, finance and the majority of other revenues are related to the Truck Segment.

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

The Company controls the commercial vehicle before it is transferred to the customer and it obtains all of the remaining benefits from the commercial vehicle relating to the sale, ability to pledge the asset or hold the asset. The Company is a principal in all commercial vehicle transactions. The Company retains inventory risk, determines the selling price to the customer and delivers the commercial vehicle to the customer. The Company generally pays a commission to internal sales representatives for the sale of a commercial vehicle. The Company will continue to expense the commission and recognize it concurrently with the respective commercial vehicle sale revenue upon delivery of the commercial vehicle to a customer.

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

The Company receives commissions from third-party insurance companies for arranging insurance coverage for customers. The receipt of such commissions is deemed to be a single performance obligation that is satisfied when the insurance coverage is bound. The Company has no further obligations under the contract. The Company is the agent in this transaction because it does not have control over the insurance coverage provided by the insurance carrier. Consideration paid to the Company by the insurance provider is based on the agreement between the Company and the insurance provider.

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

11 – Shareholders’ Equity

The Company declared and paid a $0.12 per share cash dividend in the third quarter of 2018. Future dividends are subject to declaration by the Company’s Board of Directors.

	Common Stock
	Shares Outstanding		$0.01 Par	Additional Paid-In	Treasury	Retained
	Class A	Class B	Value	Capital	Stock	Earnings	Total

Balance, December 31, 2017	31,345	8,469	$454	$348,044	$(120,682)	$812,557	$1,040,373

Stock options exercised and stock awards	127	–	1	2,580	–	–	2,581
Stock-based compensation related to stock options, restricted shares and employee stock purchase plan	–	–	–	15,850	–	–	15,850
Vesting of restricted share awards	–	227	2	(1,749)	–	–	(1,747)
Issuance of common stock under employee stock purchase plan	84	–	1	2,929	–	–	2,930
Common stock repurchases	(1,054)	(337)	–	–	(58,229)	–	(58,229)
Dividend Class A common stock						(3,683)	(3,683)
Dividend Class B common stock						(1,009)	(1,009)
Net income	–	–	–	–	–	92,093	92,093

Balance, September 30, 2018	30,502	8,359	$458	$367,654	$(178,911)	$899,958	$1,089,159

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements contained in this Form 10-Q (or otherwise made by the Company or on the Company’s behalf from time to time in other reports, filings with the Securities and Exchange Commission (“SEC”), news releases, conferences, website postings or otherwise) that are not statements of historical fact constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Exchange Act of 1934, as amended (the “Exchange Act”), notwithstanding that such statements are not specifically identified. Forward-looking statements include statements about the Company’s financial position, business strategy, plans and objectives of management of the Company for future operations, current and projected market conditions, sales forecasts, market share forecasts, demand for the Company’s services, the impact of strategic initiatives and the Company’s capital allocation strategy, including future issuances of cash dividends and future repurchases of the Company’s common stock. These forward-looking statements reflect the best judgments of the Company about the future events and trends based on the beliefs of the Company’s management as well as assumptions made by and information currently available to the Company’s management. Use of the words “may,” “should,” “continue,” “plan,” “potential,” “anticipate,” “believe,” “estimate,” “expect” and “intend” and words or phrases of similar import, as they relate to the Company or its subsidiaries or Company management, are intended to identify forward-looking statements but are not the exclusive means of identifying such statements. Forward-looking statements reflect our current view of the Company with respect to future events and are subject to risks and uncertainties that could cause actual results to differ materially from those in such statements.  Important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, but are not limited to, competitive factors, general U.S. economic conditions, economic conditions in the new and used commercial vehicle markets, customer relations, relationships with vendors, the interest rate environment, governmental regulation and supervision, product introductions and acceptance, changes in industry practices, one-time events and other factors described herein and in filings made by the Company with the SEC.  Please read Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, for a discussion of certain of those risks. Other unknown or unpredictable factors could also have a material adverse effect on future results. Although the Company believes that its expectations are reasonable as of the date of this Form 10-Q, it can give no assurance that such expectations will prove to be correct. The Company does not intend to update or revise any forward-looking statements unless securities laws require it to do so, and the Company undertakes no obligation to publicly release any revisions to forward-looking statements, whether because of new information, future events or otherwise.

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

Results of Operations

The following discussion and analysis includes our historical results of operations for the three months and nine months ended September 30, 2018 and 2017.

The following table sets forth certain financial data as a percentage of total revenues for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue
New and used commercial vehicle sales	63.9%	65.1%	63.3%	63.6%
Aftermarket products and services sales	31.0	29.9	31.5	31.2
Lease and rental sales	4.4	4.3	4.5	4.5
Finance and insurance	0.4	0.4	0.4	0.4
Other	0.3	0.3	0.3	0.3
Total revenues	100.0	100.0	100.0	100.0
Cost of products sold	81.9	82.5	81.9	82.4
Gross profit	18.1	17.5	18.1	17.6
Selling, general and administrative	12.9	12.6	13.3	13.4
Depreciation and amortization	0.9	1.0	1.5	1.0
Gain on sale of assets	0.0	0.0	0.0	0.0
Operating income	4.3	3.9	3.3	3.2
Interest expense, net	0.3	0.3	0.3	0.2
Income before income taxes	4.0	3.6	3.0	3.0
Provision for income taxes	1.0	1.2	0.7	1.0
Net income	3.0%	2.4%	2.3%	2.0%

The following table sets forth for the periods indicated the percent of gross profit by revenue source:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Gross Profit:
New and used commercial vehicle sales	28.2%	29.2%	27.5%	27.5%
Aftermarket products and services sales	63.6	62.9	64.2	64.6
Lease and rental	4.4	4.3	4.2	4.1
Finance and insurance	2.0	2.2	2.1	2.1
Other	1.8	1.4	2.0	1.7
Total gross profit	100.0%	100.0%	100.0%	100.0%

The following table sets forth the unit sales and revenues for new heavy-duty, new medium-duty, new light-duty and used commercial vehicles and our absorption ratio (revenue in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	% Change	2018	2017	% Change
Vehicle unit sales:
New heavy-duty vehicles	3,325	3,647	-8.8%	9,855	9,705	1.5%
New medium-duty vehicles	3,349	2,828	18.4%	9,528	8,454	12.7%
New light-duty vehicles	567	447	26.8%	1,677	1,267	32.4%
Total new vehicle unit sales	7,241	6,922	4.6%	21,060	19,426	8.4%
Used vehicles	2,197	1,743	26.0%	6,111	5,197	17.6%
Vehicle revenues:
New heavy-duty vehicles	$501.5	$515.1	-2.6%	$1,447.9	$1,344.9	7.7%
New medium-duty vehicles	252.3	210.7	19.7%	708.5	613.2	15.5%
New light-duty vehicles	22.4	16.3	37.4%	66.4	48.1	38.0%
Total new vehicle revenue	$776.2	$742.1	4.6%	$2,222.8	$2,006.2	10.8%
Used vehicle revenue	$97.6	$73.7	32.4%	$271.0	$214.7	26.2%
Other vehicle revenues:(1)	$5.0	$3.2	56.3%	$15.2	$10.1	50.5%
Absorption ratio:	122.4%	120.9%	1.2%	121.8%	118.8%	2.5%
(1) Includes sales of truck bodies, trailers and other new equipment.

Key Performance Indicator

Absorption Ratio

Management uses several performance metrics to evaluate the performance of our commercial vehicle dealerships and considers Rush Truck Centers’ “absorption ratio” to be of critical importance. Absorption ratio is calculated by dividing the gross profit from the parts, service and body shop (collectively, “Aftermarket Products and Services”) departments by the overhead expenses of all of a dealership’s departments, except for the selling expenses of the new and used commercial vehicle departments and carrying costs of new and used commercial vehicle inventory. When 100% absorption is achieved, all of the gross profit from the sale of a commercial vehicle, after sales commissions and inventory carrying costs, directly impacts operating profit. Our commercial vehicle dealerships achieved a 122.4% absorption ratio for the third quarter of 2018 compared to a 120.9% absorption ratio for the third quarter of 2017.

Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017

Aftermarket Products and Services revenues totaled $426.8 million in the third quarter of 2018, up 13.6% compared to the third quarter of 2017. The growth in Aftermarket Products and Services revenues in the third quarter was primarily the result of continued execution of our strategic initiatives and a strong economy. While we expect the overall demand for Aftermarket Products and Services to remain strong, we also expect to experience typical seasonal softness beginning in the fourth quarter and lasting throughout the winter months. We remain focused on the execution of our strategic initiatives, which include expanding our all-makes parts and service business, hiring more service technicians and investing in internal and customer-facing technology solutions.

Class 8 new unit sales were historically strong during the third quarter of 2018, primarily due to widespread activity across all market segments. Our quarterly Class 8 unit sales were down compared to the third quarter of 2017, primarily due to the timing of some large fleet deliveries in the third quarter of 2017 and current new vehicle supply chain constraints. We expect new Class 8 truck sales to remain strong in the fourth quarter, primarily due to large fleet deliveries, but the product mix may put pressure on truck sales margins.

Our Class 4 through 7 medium-duty commercial vehicles unit sales increased 18% from the third quarter of 2017. Our medium-duty truck sales significantly exceeded the market in the third quarter due to strength in the construction sector, especially in Florida and Texas, as well as activity from fleets and leasing and rental customers. We believe our medium-duty commercial vehicle sales will end the year strong due to our nationwide inventory of work-ready trucks available to satisfy our customers’ immediate requirements.

Our used commercial vehicle unit sales were up 26% over the third quarter of 2017, driven by continued demand for used trucks and our efforts to appropriately position used truck inventory in the right markets. We believe the strength of the used commercial vehicle market is due in part to extended lead times for new Class 8 truck deliveries, which we believe will help decrease the impact of a large number of used commercial vehicles entering the market through the rest of the year and stabilize used commercial vehicle values.

During the third quarter of 2018, we repurchased 291,598 shares of common stock for approximately $12.1 million and paid a cash dividend of $4.7 million. Additionally, on October 22, 2018, our Board of Directors declared a cash dividend of $0.12 per share of Class A and Class B Common Stock, to be paid on December 10, 2018, to all shareholders of record as of November 7, 2018. Over time, we expect to increase the dividend on an annual basis; however, future declarations of dividends are subject to approval by our Board of Directors and may be adjusted as business needs or market conditions change.

Revenues

In the third quarter of 2018, our total revenues increased $118.7 million, or 9.4%, compared to the third quarter of 2017.

Our Aftermarket Products and Services revenues increased $51.0 million, or 13.6%, in the third quarter of 2018, compared to the third quarter of 2017. This increase was primarily due to network wide all-makes parts product expansion, increased service technician capacity, investment in technology and productivity improvements for our parts operations and a strong economy. We expect our Aftermarket Products and Services revenues to increase 14% to 15% in 2018, compared to 2017.

Our revenues from sales of new and used commercial vehicles increased $59.8 million, or 7.3%, in the third quarter of 2018, compared to the third quarter of 2017, primarily as a result of strong demand for used commercial vehicles and medium-duty commercial vehicles.

We sold 3,325 heavy-duty trucks in the third quarter of 2018, an 8.8% decrease compared to 3,647 heavy-duty trucks sold in the third quarter of 2017, primarily as a result of the timing of some large fleet deliveries in the third quarter of 2017 and current new vehicle supply chain constraints. According to A.C.T. Research Co., LLC (“A.C.T. Research”), a truck industry data and forecasting service provider, the U.S. Class 8 truck market increased 35.0% in the third quarter of 2018, compared to the third quarter of 2017. A.C.T. Research currently forecasts U.S. retail sales of Class 8 trucks of approximately 254,100 units in 2018, 256,000 units in 2019 and 194,000 units in 2020, compared to approximately 197,000 units in 2017. Our share of the U.S. Class 8 truck sales market was approximately 6.6% in 2017. In a robust Class 8 truck market, our market share historically declines. We expect our U.S. Class 8 commercial vehicle sales market share to decline to between 5.5% and 5.7% in 2018. This market share percentage would result in the sale of approximately 13,900 to 14,500 Class 8 commercial vehicles in 2018, based on A.C.T. Research’s current U.S. retail sales estimate of 254,100 units.

We sold 3,349 medium-duty commercial vehicles, including 446 buses, in the third quarter of 2018, an 18.4% increase compared to 2,828 medium-duty commercial vehicles, including 466 buses, in the third quarter of 2017. A.C.T. Research estimates that unit sales of Class 4 through 7 commercial vehicles in the U.S. increased approximately 6.1% in the third quarter of 2018, compared to the third quarter of 2017. A.C.T. Research currently forecasts U.S. retail sales of Class 4 through 7 medium-duty commercial vehicles of approximately 254,000 units in 2018, 259,000 units in 2019 and 264,000 in 2020. In 2017, we achieved a 4.5% share of the Class 4 through 7 market in the U.S. We expect our market share to range between 4.9% and 5.3% of the U.S. Class 4 through 7 commercial vehicle sales in 2018. This market share percentage would result in the sale of approximately 12,500 to 13,500 Class 4 through 7 commercial vehicles in 2018, based on A.C.T. Research’s current U.S. retail sales estimates of 254,000 units.

We sold 567 light-duty vehicles in the third quarter of 2018, a 26.8% increase compared to 447 light-duty vehicles sold in the third quarter of 2017. We expect to sell approximately 2,000 to 2,200 light-duty vehicles in 2018.

We sold 2,197 used commercial vehicles in the third quarter of 2018, a 26.0% increase compared to 1,743 used commercial vehicles in the third quarter of 2017. We expect to sell approximately 8,000 to 8,500 used commercial vehicles in 2018.

Commercial vehicle lease and rental revenues increased $6.2 million, or 11.3%, in the third quarter of 2018, compared to the third quarter of 2017. We expect lease and rental revenue to increase 10% to 12% during 2018, compared to 2017.

Finance and insurance revenues increased 5.9% in the third quarter of 2018, compared to the third quarter of 2017. We expect finance and insurance revenues to fluctuate proportionately with our new and used commercial vehicle sales in 2018. Finance and insurance revenues have limited direct costs and, therefore, contribute a disproportionate share of our operating profits.

Gross Profit

Gross profit increased $29.0 million, or 13.2%, in the third quarter of 2018, compared to the third quarter of 2017. Gross profit as a percentage of sales increased to 18.1% in the third quarter of 2018, from 17.5% in the third quarter of 2017. This increase in gross profit as a percentage of sales is a result of a change in our product sales mix. Commercial vehicle sales, a lower margin revenue item, decreased as a percentage of total revenues to 63.9% in the third quarter of 2018, from 65.1% in the third quarter of 2017. Aftermarket Products and Services revenues, a higher margin revenue item, increased as a percentage of total revenues to 31.0% in the third quarter of 2018, from 29.9% in the third quarter of 2017.

Gross margins from our Aftermarket Products and Services operations increased to 37.1% in the third quarter of 2018, from 36.8% in the third quarter of 2017. Gross profit for the Aftermarket Products and Services departments increased to $158.3 million in the third quarter of 2018, from $138.4 million in the third quarter of 2017. Historically, gross margins on parts sales range from 27% to 28% and gross margins on service and body shop operations range from 67% to 68%. Gross profits from parts sales represented 58% of total gross profit for Aftermarket Products and Services operations in the third quarter of 2018 and 57% in the third quarter of 2017. Service and body shop operations represented 42% of total gross profit for Aftermarket Products and Services operations in the third quarter of 2018 and 43% in the third quarter of 2017. We expect blended gross margins on Aftermarket Products and Services operations to be approximately 37.0% in 2018.

Gross margins on Class 8 truck sales were 7.8% in the third quarter of 2018 and in the third quarter of 2017. In 2018, we expect overall gross margins from Class 8 commercial vehicle sales of approximately 7.5% to 8.0%.

Gross margins on medium-duty commercial vehicle sales increased to 6.5% in the third quarter of 2018, from 5.4% in the third quarter of 2017. In 2018, we expect overall gross margins from Class 4 through 7 commercial vehicle sales of approximately 5.7% to 6.2%, but this will largely depend upon the mix of purchasers and types of vehicles sold.

Gross margins on used commercial vehicle sales increased to 12.9% in the third quarter of 2018, from 11.9% in the third quarter of 2017. We expect margins on used commercial vehicles to range between 11.0% and 12.0% during 2018.

Gross margins from truck lease and rental sales increased to 17.9% in the third quarter of 2018, from 17.3% in the third quarter of 2017. This increase is primarily related to increased rental fleet utilization. We expect gross margins from lease and rental sales of approximately 16.0% to 18.0% during 2018. Our policy is to depreciate our lease and rental fleet using a straight line method over each customer’s contractual lease term. The lease unit is depreciated to a residual value that approximates fair value at the expiration of the lease term. This policy results in the Company realizing reasonable gross margins while the unit is in service and a corresponding gain or loss on sale when the unit is sold at the end of the lease term.

Finance and insurance revenues and other income, as described above, have limited direct costs and, therefore, contribute a disproportionate share of gross profit.

Selling, General and Administrative Expenses

Selling, General and Administrative (“SG&A”) expenses increased $18.1 million, or 11.4%, in the third quarter of 2018, compared to the third quarter of 2017. SG&A expenses as a percentage of total revenues increased to 12.9% in the third quarter of 2018, from 12.7% in the third quarter of 2017. SG&A expenses as a percentage of total revenues have recently ranged from 12.1% to 13.9%. In general, when new and used commercial vehicle revenues decrease as a percentage of total revenues, SG&A expenses as a percentage of total revenues will be at, or exceed, the higher end of this range. For 2018, we expect SG&A expenses as a percentage of total revenues to range from 13.0% to 13.5% and the selling portion of SG&A expenses to be approximately 25.0% to 30.0% of new and used commercial vehicle gross profit.

Depreciation and Amortization Expense

Depreciation and amortization expense increased $0.4 million, or 2.9%, in the third quarter of 2018, compared to the third quarter of 2017.

Interest Expense, Net

Net interest expense increased $1.4 million, or 44.1%, in the third quarter of 2018, compared to the third quarter of 2017. This increase is primarily related to the increase in the LIBOR rate over the last year and increased inventory levels, compared to the third quarter of 2017. Net interest expense in 2018 will depend on inventory levels, interest rate fluctuations and the amount of cash available to make prepayments on our floor plan arrangements.

Income before Income Taxes

As a result of the factors described above, income before income taxes increased $8.8 million, or 19.5%, in the third quarter of 2018, compared to the third quarter of 2017, as a result of the factors described above.

Income Taxes

Income taxes decreased $3.0 million, or 19.5%, in the third quarter of 2018, compared to the third quarter of 2017. This decrease in income tax expense is primarily the result of the reduction of the U.S. Corporate tax rate from the enactment of the Tax Act in December 2017. We provided for taxes at a 23.25% effective rate in the third quarter of 2018 and 38.75% in the third quarter of 2017. In the third quarter of 2018, we recorded a $92,000 tax benefit related to excess tax benefits of equity compensation, which reduced income tax expense. In the third quarter of 2017, we recorded a $1.9 million tax benefit related to excess tax benefits of equity compensation, which reduced income tax expense. We expect our effective tax rate to be approximately 24.25% of pretax income in 2018.

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017

Unless otherwise stated below, our variance explanations and future expectations with regard to the items discussed in this section are set forth in the discussion of the Three Months Ended September 30, 2018, Compared to Three Months Ended September 30, 2017.

Revenues

Total revenues increased $460.0 million, or 13.1%, in the first nine months of 2018, compared to the first nine months of 2017. Sales of new and used commercial vehicles increased $278.0 million, or 12.5%, in the first nine months of 2018, compared to the first nine months of 2017.

Aftermarket Products and Services revenues increased $157.5 million, or 14.4%, in the first nine months of 2018, compared to the first nine months of 2017.

We sold 9,855 heavy-duty trucks during the first nine months of 2018, a 1.5% increase compared to 9,705 heavy-duty trucks in the first nine months of 2017. According to A.C.T. Research, U.S. Class 8 truck sales increased 31.6% in the first nine months of 2018, compared to the first nine months of 2017.

We sold 9,528 medium-duty commercial vehicles, including 1,133 buses, during the first nine months of 2018, a 12.7% increase compared to 8,454 medium-duty commercial vehicles, including 827 buses, in the first nine months of 2017. A.C.T. Research estimates that unit sales of Class 4 through 7 commercial vehicles, including buses, in the U.S increased approximately 6.2% in the first nine months of 2018, compared to the first nine months of 2017.

We sold 1,677 light-duty commercial vehicles during the first nine months of 2018, a 32.4% increase compared to 1,267 light-duty commercial vehicles in the first nine months of 2017.

We sold 6,111 used commercial vehicles during the first nine months of 2018, a 17.6% increase compared to 5,197 used commercial vehicles in the first nine months of 2017.

Truck lease and rental revenues increased $18.4 million, or 11.6%, in the first nine months of 2018, compared to the first nine months of 2017.

Finance and insurance revenues increased $2.2 million, or 16.8%, in the first nine months of 2018, compared to the first nine months of 2017.

Gross Profit

Gross profit increased $102.4 million, or 16.6%, in the first nine months of 2018, compared to the first nine months of 2017. Gross profit as a percentage of sales increased to 18.1% in the first nine months of 2018, from 17.6% in the first nine months of 2017.

Gross margins from our Aftermarket Products and Services operations increased to 37.0% in the first nine months of 2018, from 36.5% in the first nine months of 2017. Gross profit for the Aftermarket Products and Services departments was $461.9 million in the first nine months of 2018, compared to $398.6 million in the first nine months of 2017. Gross profits from parts sales represented 58% of total gross profit for Aftermarket Products and Services operations in the first nine months of 2018 and 57% in the first nine months of 2017. Service and body shop operations represented 42% of total gross profit for Aftermarket Products and Services operations in the first nine months of 2018 and 43% in the first nine months of 2017.

Gross margins on Class 8 truck sales were 8.0% in the first nine months of both 2018 and 2017.

Gross margins on medium-duty commercial vehicle sales increased to 6.2% in the first nine months of 2018, from 5.9% in the first nine months of 2017.

Gross margins on used commercial vehicle sales increased to 12.1% in the first nine months of 2018, from 10.7% in the first nine months of 2017.

Gross margins from truck lease and rental sales increased to 17.1% in the first nine months of 2018, from 15.9% in the first nine months of 2017.

Selling, General and Administrative Expenses

SG&A expenses increased $58.7 million, or 12.5%, in the first nine months of 2018, compared to the first nine months of 2017. SG&A expenses equaled 13.3% of total revenue in the first nine months of 2018, and 13.4% in the first nine months of 2017.

Depreciation and Amortization Expense

Depreciation and amortization expense increased $20.0 million, or 53.6%, in the first nine months of 2018, compared to the first nine months of 2017. This increase is primarily related to the additional amortization expense related to the replacement of our ERP Platform components in the first six months of 2018.

Interest Expense, Net

Net interest expense increased $4.6 million, or 52.2%, in the first nine months of 2018, compared to the first nine months of 2017.

Income before Income Taxes

Income before income taxes increased $19.2 million, or 18.8%, in the first nine months of 2018, compared to the first nine months of 2017.

Provision for Income Taxes

Income taxes decreased $6.6 million, or 18.5%, in the first nine months of 2018, compared to the first nine months of 2017. In the first nine months of 2018, we recorded a $0.3 million tax benefit related to excess tax benefits of equity compensation, which reduced income tax expense. In the first nine months of 2017, we recorded a $3.9 million tax benefit related to excess tax benefits of equity compensation, which reduced income tax expense. We provided for taxes at a 24.25% rate in the first nine months of 2018 and a 38.75% rate in the first nine months of 2017.

Liquidity and Capital Resources

Our short-term cash requirements are primarily for working capital, inventory financing, the renovation and expansion of existing facilities and the construction or purchase of new facilities. Historically, these cash requirements have been met through the retention of profits, borrowings under our floor plan arrangements and bank financings. As of September 30, 2018, we had working capital of approximately $234.2 million, including $205.6 million in cash, available to fund our operations. We believe that these funds, together with expected cash flows from operations, are sufficient to meet our operating requirements for at least the next twelve months. From time to time, we utilize our excess cash on hand to pay down our outstanding borrowings under our credit agreement with BMO Harris Bank N.A. (“BMO Harris”) (the “Floor Plan Credit Agreement”), and the resulting interest earned is recognized as an offset to our gross interest expense under the Floor Plan Credit Agreement.

We have a secured line of credit that provides for a maximum borrowing of $17.5 million. There were no advances outstanding under this secured line of credit on September 30, 2018, however, $11.6 million was pledged to secure various letters of credit related to self-insurance products, leaving $5.9 million available for future borrowings as of September 30, 2018.

On March 21, 2017, we entered into a working capital facility with BMO Harris (the “Working Capital Facility”). The Working Capital Facility includes up to $100 million of revolving credit loans available to us for working capital, capital expenditures and other general corporate purposes. The amount of the borrowings under the Working Capital Facility are subject to borrowing base limitations based on the value of our eligible parts inventory and company vehicles. The Working Capital Facility includes a $20 million letter of credit sublimit. Borrowings under the Working Capital Facility bear interest at rates based on LIBOR or the Base Rate (as such terms are defined in the Working Capital Facility), plus an applicable margin determined based on outstanding borrowing under the Working Capital Facility. In addition, we are required to pay a commitment fee on the amount unused under the Working Capital Facility. The Working Capital Facility expires on the earlier of (i) March 21, 2020 and (ii) the date on which all commitments under the Floor Plan Working Capital Facility shall have terminated, whether as a result of the occurrence of the Commitment Termination Date (as defined in the Floor Plan Working Capital Facility) or otherwise. There were no advances outstanding under the Working Capital Facility as of September 30, 2018.

Our long-term real estate debt, floor plan financing agreements and the Working Capital Facility require us to satisfy various financial ratios such as the debt-to-worth ratio, leverage ratio and the fixed charge coverage ratio and certain requirements for tangible net worth and GAAP net worth. As of September 30, 2018, we were in compliance with all debt covenants related to debt secured by real estate, lease and rental units, our floor plan credit agreements and the Working Capital Facility. We do not anticipate any breach of the covenants in the foreseeable future.

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

On October 22, 2018, our Board of Directors declared a cash dividend of $0.12 per share of Class A and Class B Common Stock, to be paid on December 10, 2018, to all shareholders of record as of November 7, 2018. The total dividend disbursement is estimated at approximately $4.7 million.

On November 30, 2017, we announced that our Board of Directors authorized the repurchase, from time to time, of up to an aggregate of $40.0 million shares of Class A Common Stock and/or Class B Common Stock. On March 14, 2018, we announced that our Board of Directors approved an increase of $35.0 million to our existing stock purchase program, up to an aggregate of $75.0 million of our shares of Class A Common Stock and/or Class B Common Stock. On October 31, 2018, our Board of Directors approved a new stock repurchase program authorizing management to repurchase, from time to time, up to an aggregate of $150.0 million of our shares of Class A Common Stock and/or Class B Common Stock. This new stock repurchase program replaces the prior stock repurchase program described above. Repurchases, if any, will be made at times and in amounts as we deem appropriate and may be made through open market transactions at prevailing market prices, privately negotiated transactions or by other means in accordance with federal securities laws. The actual timing, number and value of repurchases under the stock repurchase program will be determined by management at its discretion and will depend on a number of factors, including market conditions, stock price and other factors. As of October 31, 2018, we had repurchased $61.7 million of our shares of common stock under the prior stock repurchase program, which was scheduled to expire on November 29, 2018 and was terminated effective October 31, 2018. The new stock repurchase program expires on December 31, 2019, and may be suspended or discontinued anytime.

We anticipate funding the capital expenditures for the improvement and expansion of existing facilities and recurring expenses through our operating cash flows. We have the ability to fund the construction or purchase of new facilities through our operating cash flows or by financing.

We have no other material commitments for capital expenditures as of September 30, 2018. However, we will continue to purchase vehicles for our lease and rental division and authorize capital expenditures for improvement and expansion of our existing dealership facilities and construction or purchase of new facilities based on market opportunities.

Cash Flows

Cash and cash equivalents increased by $81.0 million during the nine months ended September 30, 2018 and decreased by $45.9 million during the nine months ended September 30, 2017. The major components of these changes are discussed below.

Cash Flows from Operating Activities

Cash flows from operating activities include net income adjusted for non-cash items and the effects of changes in working capital. During the first nine months of 2018, operating activities resulted in net cash provided by operations of $203.0 million. Net cash provided by operating activities primarily consisted of $92.1 million in net income, as well as non-cash adjustments related to depreciation and amortization of $142.6 million, stock-based compensation of $15.9 million and $12.1 million of deferred income tax. Cash provided by operating activities included an aggregate of $59.1 million net change in operating assets and liabilities. Included in the net change in operating assets and liabilities were cash inflows of $32.9 million from increases in accounts payable and accrued liabilities, $13.2 million from an increase in customer deposits and $87.5 million from the net increase in floor plan, trade, which were offset by cash outflows of $200.7 million from increases in inventory. The majority of commercial vehicle inventory is financed through our floor plan credit agreements.

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

In June 2012, we entered into a wholesale financing agreement with Ford Motor Credit Company that provides for the financing of, and is collateralized by, our Ford new vehicle inventory. This wholesale financing agreement bears interest at a rate of Prime plus 150 basis points minus certain incentives and rebates. As of September 30, 2018, the interest rate on the wholesale financing agreement was 6.75% before considering the applicable incentives. As of September 30, 2018, we had an outstanding balance of approximately $149.9 million under the Ford Motor Credit Company wholesale financing agreement.

Cash Flows from Investing Activities

During the first nine months of 2018, cash used in investing activities was $165.8 million. Cash flows used in investing activities consists primarily of cash used for capital expenditures. Capital expenditures totaled $176.2 million during the first nine months of 2018 and consisted primarily of purchases of property and equipment, improvements to our existing dealership facilities, and $120.8 million for purchases of lease and rental vehicles for the rental and leasing operations, which were directly offset by borrowings of long-term debt. We expect to purchase or lease vehicles worth approximately $165.0 million to $190.0 million for our rental and leasing operations in 2018, depending on customer demand, all of which will be financed. During 2018, we expect to make capital expenditures for recurring items such as computers, shop equipment and vehicles of $25.0 million to $30.0 million.

During the first nine months of 2017, cash used in investing activities was $129.7 million. Cash flows used in investing activities consisted primarily of cash used for capital expenditures. Capital expenditures totaled $138.8 million during the first nine months of 2017 and consisted primarily of purchases of property and equipment, improvements to our existing dealership facilities, and $103.6 million for purchases of lease and rental vehicles for the rental and leasing operations, which were directly offset by borrowings of long-term debt.

Cash Flows from Financing Activities

Cash flows from financing activities include borrowings and repayments of long-term debt and net proceeds of floor plan notes payable – non-trade. During the first nine months of 2018, we generated $43.8 million in net cash from financing activities, primarily related to $124.5 million from net draws on floor plan notes payable, non-trade, borrowings of $115.2 million of long-term debt and $3.8 million from the issuance of shares related to equity compensation plans. These cash inflows were partially offset by $136.9 million for principal repayments of long-term debt and capital lease obligations and $58.1 million to purchase 1,391,541 shares of Rush Class A and Class B common stock. Additionally, during the first nine months of 2018, the Company paid cash dividends of $4.7 million. The borrowings of long-term debt were primarily related to purchasing units for the rental and leasing operations.

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

Most of our commercial vehicle purchases are made on terms requiring payment to the manufacturer within 15 days or less from the date the commercial vehicles are invoiced from the factory. We finance the majority of all new commercial vehicle inventory and the loan value of our used commercial vehicle inventory under the Floor Plan Credit Agreement. The Floor Plan Credit Agreement includes an aggregate loan commitment of $875.0 million. Borrowings under the Floor Plan Credit Agreement bear interest at an annual rate equal to (A) the greater of (i) zero and (ii) three month LIBOR rate, determined on the last day of the prior month, plus (B) 1.51% and are payable monthly. In addition, we are required to pay a monthly working capital fee equal to 0.16% per annum multiplied by the amount of voluntary prepayments of new and used inventory loans. Loans under the Floor Plan Credit Agreement for the purchase of used inventory are limited to $150.0 million. We may terminate the Floor Plan Credit Agreement at any time, although if we do so we must pay a prepayment processing fee equal to 1.0% of the aggregate revolving loan commitments if such termination occurs prior to June 30, 2019, subject to specified limited exceptions. On September 30, 2018, we had approximately $757.7 million outstanding under the Floor Plan Credit Agreement. The average daily outstanding borrowings under the Floor Plan Credit Agreement were $655.6 million during the nine months ended September 30, 2018. We utilize our excess cash on hand to pay down our outstanding borrowings under the Floor Plan Credit Agreement, and the resulting interest earned is recognized as an offset to our gross interest expense under the Floor Plan Credit Agreement.

Navistar Financial Corporation and Peterbilt offer trade terms that provide an interest-free inventory stocking period for certain new commercial vehicles. This interest-free period is generally 15 days. If the commercial vehicle is not sold within the interest-free period, we then finance the commercial vehicle under the Floor Plan Credit Agreement.

Backlog

On September 30, 2018, our backlog of commercial vehicle orders was approximately $2,089.4 million, compared to a backlog of commercial vehicle orders of approximately $1,005.8 million on September 30, 2017. Our backlog is determined quarterly by multiplying the number of new commercial vehicles for each particular type of commercial vehicle ordered by a customer at our Rush Truck Centers by the recent average selling price for that type of commercial vehicle. We include only confirmed orders in our backlog. However, such orders are subject to cancellation. In the event of order cancellation, we have no contractual right to the total revenues reflected in our backlog. The delivery time for a custom-ordered commercial vehicle varies depending on the truck specifications and demand for the particular model ordered. We sell the majority of our new heavy-duty commercial vehicles by customer special order and we sell the majority of our medium- and light-duty commercial vehicles out of inventory. Orders from a number of our major fleet customers are included in our backlog as of September 30, 2018 and we expect to fill our backlog orders during the remainder of 2018 and the first half of 2019.

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

We are exposed to market risk through interest rates related to our floor plan financing agreements, the Working Capital Facility, variable rate real estate debt and discount rates related to finance sales. The majority of floor plan debt and variable rate real estate debt is based on LIBOR. As of September 30, 2018, we had floor plan borrowings and variable interest rate real estate debt of approximately $1,073.6 million. Assuming an increase or decrease in LIBOR of 100 basis points, annual interest expense could correspondingly increase or decrease by approximately $10.7 million.

ITEM 4. Controls and Procedures.

The Company, under the supervision and with the participation of management, including the Company’s principal executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the principal executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2018 to ensure that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) is accumulated and communicated to Company management, including the principal executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting that occurred during the three months ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The Company did not make any unregistered sales of equity securities during the third quarter of 2018.

A summary of the Company’s stock repurchase activity for the third quarter of 2018 is as follows:

Period	Total Number of Shares Purchased (1)(2)(3)	Average Price Paid Per Share (1)		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (3)(7)
July 1 – July 31, 2018	15,555	$43.94	(4)	15,555	$25,822,017
August 1 – August 31, 2018	30,265	43.96	(5)	30,265	24,490,544
September 1 – September 30, 2018	245,778	41.03	(6)	245,778	14,399,275
Total	291,598			291,598	14,399,275

 ______________

(1)	The calculation of the average price paid per share does not give effect to any fees, commissions or other costs associated with the repurchase of such shares.
(2)	The shares represent Class A and Class B Common Stock repurchased by the Company.
(3)	The Company repurchased shares under a stock repurchase program announced on November 30, 2017, which authorized the repurchase of up to $40.0 million of its shares of Class A Common Stock and/or Class B Common Stock and will expire on November 29, 2018. On March 14, 2018, the Company announced the approval of an increase of $35.0 million to its existing stock purchase program, up to an aggregate of $75.0 million of its shares of Class A Common Stock and/or Class B Common Stock.
(4)	Represents 15,555 shares of Class B Common Stock at an average price paid per share of $43.94.
(5)	Represents 30,265 shares of Class B Common Stock at an average price paid per share of $43.96.
(6)	Represents 220,000 shares of Class A Common Stock at an average price paid per share of $40.89 and 25,778 shares of Class B Common Stock at an average price paid per share of $42.20.
(7)	On October 31, 2018, our Board of Directors approved a new stock repurchase program authorizing management to repurchase, from time to time, up to an aggregate of $150.0 million of our shares of Class A Common Stock and/or Class B Common Stock. This new stock repurchase program replaces our prior stock repurchase program, which we originally announced on November 30, 2017 as a $40 million stock repurchase program, and subsequently increased to $75 million on March 8, 2018. The prior stock repurchase program was scheduled to expire on November 29, 2018 and was terminated effective October 31, 2018. The new stock repurchase program expires on December 31, 2019.

ITEM 3. Defaults Upon Senior Securities.

Not Applicable

ITEM 4. Mine Safety Disclosures.

Not Applicable

ITEM 5. Other Information.

Not Applicable

ITEM 6. Exhibits.

Exhibit Number	Exhibit Title
31.1*	Certification of CEO pursuant to Rules 13a-14(a) and 15d-14(a) adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of CFO pursuant to Rules 13a-14(a) and 15d-14(a) adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	filed herewith
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

RUSH ENTERPRISES, INC.

Date: November 9, 2018	By: /S/ W.M. “RUSTY” RUSH
W.M. “Rusty” Rush President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Date: November 9, 2018	By: /S/ STEVEN L. KELLER
Steven L. Keller Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)