Form 10-K
period 2018-12-31
RUSH ENTERPRISES INC \TX\
filed 2019-02-25
CIK 1012019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

                                   Yes ☑          No ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                                  Yes ☐          No ☑

The aggregate market value of common stock held by non-affiliates of the registrant as of June 29, 2018 was approximately $1,552,855,317 based upon the last sales price on June 29, 2018 on The NASDAQ Global Select MarketSM of $43.38 for the registrant’s Class A Common Stock and $43.90 for the registrant’s Class B Common Stock. Shares of Common Stock held by each executive officer and director and by each shareholder affiliated with a director or an executive officer have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The registrant had 28,236,569 shares Class A Common Stock and 8,267,802 shares of Class B Common Stock outstanding on February 12, 2019.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of registrant’s definitive proxy statement for the registrant’s 2019 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2018, are incorporated by reference into Part III of this Form 10-K.

RUSH ENTERPRISES, INC.

Index to Form 10-K

Year ended December 31, 2018

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

Our business strategy consists of providing solutions to the commercial vehicle industry through our network of commercial vehicle dealerships. We offer an integrated approach to meeting customer needs by providing service, parts and collision repairs in addition to new and used commercial vehicle sales and leasing, plus financial services, vehicle upfitting, CNG fuel systems and vehicle telematics products. We intend to continue to implement our business strategy, reinforce customer loyalty and remain a market leader by continuing to develop our Rush Truck Centers as we expand our product offerings and extend our dealership network through strategic acquisitions of new locations and opening new dealerships to enable us to better serve our customers.

Rush Truck Centers. Our Rush Truck Centers are located in Alabama, Arizona, California, Colorado, Florida, Georgia, Idaho, Illinois, Indiana, Kansas, Kentucky, Missouri, Nevada, New Mexico, North Carolina, Ohio, Oklahoma, Pennsylvania, Tennessee, Texas, Utah and Virginia. The following chart reflects our franchises and parts, service and collision repair operations by location as of February 25, 2019:

Rush Truck Center Location	Commercial Vehicle Franchise(s)	Truck Sales	Parts and Service	Collision Center
Alabama
Mobile	Peterbilt	Yes	Yes	Yes
Birmingham	None	Yes	Yes	No
Arizona
Flagstaff	Peterbilt	No	Yes	No
Phoenix	Peterbilt, Hino	Yes	Yes	Yes
Tucson	Peterbilt, Hino	Yes	Yes	No
Yuma	Peterbilt	Yes	Yes	No
California
Bakersfield	None	No	Yes	No
Fontana Heavy-Duty	Peterbilt	Yes	Yes	Yes
Fontana Medium-Duty	Peterbilt, Hino, Isuzu	Yes	Yes	No
Fontana Vocational	None	No	Yes	No
Long Beach	Peterbilt	No	Yes	No
Modesto	Ford	Yes	Yes	No
Pico Rivera	Peterbilt	Yes	Yes	Yes
San Diego	Peterbilt, Hino, Ford	Yes	Yes	No
Sylmar	Peterbilt	Yes	Yes	No
Whittier	Ford, Isuzu	Yes	Yes	No
Colorado
Colorado Springs	Peterbilt	Yes	Yes	No
Denver	Peterbilt, Ford, Isuzu	Yes	Yes	Yes
Greeley	Peterbilt	Yes	Yes	No
Pueblo	Peterbilt	Yes	Yes	No

Rush Truck Center Location	Commercial Vehicle Franchise(s)	Truck Sales	Parts and Service	Collision Center

Florida
Haines City	Peterbilt	Yes	Yes	Yes
Jacksonville	Peterbilt, Hino	Yes	Yes	No
Lake City	Peterbilt	Yes	Yes	No
Orlando Heavy-Duty	Peterbilt, Isuzu	Yes	Yes	No
Orlando Light & Medium-Duty	Ford	Yes	Yes	No
Orlando North	Isuzu	Yes	Yes	No
Orlando South	Isuzu	Yes	Yes	No
Tampa	Peterbilt	Yes	Yes	No
Georgia
Atlanta	International, Hino, Isuzu, IC Bus	Yes	Yes	No
Atlanta Bus Center	IC Bus	Yes	Yes	Yes
Adairsville	International	No	Yes	No
Augusta	International, IC Bus	Yes	Yes	No
Blackshear	International, IC Bus	Yes	Yes	No
Columbus	International, Isuzu, IC Bus	Yes	Yes	No
Doraville	International, Hino, Isuzu, IC Bus	Yes	Yes	No
Gainesville	International, IC Bus	Yes	Yes	No
Macon	International	Yes	Yes	No
Savannah	IC Bus	Yes	Yes	No
Smyrna	International, Hino, Isuzu, IC Bus	Yes	Yes	No
Tifton	International, IC Bus	Yes	Yes	No
Valdosta	International	Yes	Yes	No
Idaho
Boise	International, Hino, IC Bus	Yes	Yes	Yes
Idaho Falls	International, IC Bus	Yes	Yes	Yes
Lewiston	International	Yes	Yes	No
Twin Falls	International	Yes	Yes	No
Illinois
Bloomington	International, Hino	Yes	Yes	No
Carol Stream	International	Yes	Yes	No
Champaign	International	Yes	Yes	Yes
Chicago	International	Yes	Yes	Yes
Effingham	International	Yes	Yes	Yes
Huntley	International	Yes	Yes	No
Joliet	International	Yes	Yes	No
Quincy	International	Yes	Yes	No
Springfield	International	Yes	Yes	Yes
Indiana
Gary	International	Yes	Yes	No
Indianapolis	International	Yes	Yes	Yes
Kansas
Kansas City	Hino, Isuzu	Yes	Yes	No
Kentucky
Bowling Green	Peterbilt	Yes	Yes	No
Missouri
St. Peters	International	Yes	Yes	No
St. Louis	International	Yes	Yes	No
Nevada
Las Vegas	Peterbilt	Yes	Yes	No
New Mexico
Albuquerque	Peterbilt	Yes	Yes	Yes
Farmington	Peterbilt	No	Yes	No
Las Cruces	Peterbilt	Yes	Yes	No

Rush Truck Center Location	Commercial Vehicle Franchise(s)	Truck Sales	Parts and Service	Collision Center

North Carolina
Asheville	International	Yes	Yes	No
Charlotte	International, Hino, Isuzu	Yes	Yes	Yes
Hickory	International	Yes	Yes	No
Ohio
Akron	International, IC Bus	Yes	Yes	No
Cincinnati	International, IC Bus, Isuzu, Ford, Mitsubishi Fuso	Yes	Yes	Yes
Cleveland	International, IC Bus	Yes	Yes	No
Columbus	International, IC Bus, Isuzu(1)	Yes	Yes	No
Dayton	International, IC Bus, Isuzu	Yes	Yes	No
Lima	International, IC Bus	Yes	Yes	No
Oklahoma
Ardmore	Peterbilt	Yes	Yes	No
Oklahoma City	Peterbilt, Hino, Ford, Isuzu	Yes	Yes	Yes
Tulsa	Peterbilt, Hino	Yes	Yes	Yes
Pennsylvania
Greencastle	None	Yes	Yes	No
Tennessee
Memphis	None	Yes	Yes	No
Nashville	Peterbilt	Yes	Yes	Yes
Texas
Abilene	Peterbilt	Yes	Yes	No
Amarillo	Peterbilt	Yes	Yes	No
Austin	Peterbilt, Hino, Isuzu, Blue Bird, Micro Bird, Elkhart	Yes	Yes	No
Austin North	Peterbilt	No	Yes	No
Beaumont	Peterbilt	Yes	Yes	No
Brownsville	Peterbilt, Elkhart	Yes	Yes	No
College Station	Peterbilt	Yes	Yes	No
Corpus Christi	Peterbilt, Hino, Isuzu, Blue Bird, Elkhart	Yes	Yes	No
Cotulla	Peterbilt	No	Yes	No
Dalhart	Peterbilt	No	Yes	No
Dallas Heavy-Duty	Peterbilt, Blue Bird, Micro Bird, Elkhart	Yes	Yes	Yes
Dallas Medium-Duty	Peterbilt, Hino, Blue Bird, Micro Bird, Elkhart	Yes	Yes	No
Dallas Light & Medium-Duty	Ford, Isuzu	Yes	Yes	No
El Paso	Peterbilt, Hino, Isuzu	Yes	Yes	Yes
Fort Worth	Peterbilt, Blue Bird, Micro Bird, Elkhart	Yes	Yes	No
Houston	Peterbilt, Hino	Yes	Yes	Yes
Houston Bus Center	Blue Bird, Micro Bird, Elkhart	Yes	Yes	No
Houston Medium-Duty	Peterbilt, Hino	Yes	Yes	No
Laredo	Peterbilt, Blue Bird, Micro Bird, Elkhart	Yes	Yes	Yes
Lubbock	Peterbilt	Yes	Yes	No
Lufkin	Peterbilt, Blue Bird, Micro Bird, Elkhart	Yes	Yes	Yes
Odessa	Peterbilt	Yes	Yes	No
Pharr	Peterbilt, Hino, Blue Bird, Micro Bird, Elkhart	Yes	Yes	Yes

(1) Our Isuzu franchise is operated out of our Rush Truck Leasing - Columbus location.

Rush Truck Center Location	Commercial Vehicle Franchise(s)	Truck Sales	Parts and Service	Collision Center
San Antonio	Peterbilt, Hino, Blue Bird, Micro Bird, Elkhart	Yes	Yes	Yes
San Antonio Bus	Blue Bird, Micro Bird, Elkhart	Yes	Yes	Yes
Sealy	Peterbilt, Isuzu, Blue Bird, Micro Bird, Elkhart	Yes	Yes	No
Texarkana	Peterbilt, Hino, Isuzu, Blue Bird, Micro Bird, Elkhart	Yes	Yes	No
Tyler	Peterbilt, Blue Bird, Micro Bird, Elkhart	Yes	Yes	No
Victoria	Peterbilt	Yes	Yes	No
Waco	Peterbilt, Hino, Isuzu, Blue Bird, Micro Bird, Elkhart	Yes	Yes	No
Utah
Ogden	International, IC Bus	Yes	Yes	No
Salt Lake City	International, IC Bus, Mitsubishi Fuso	Yes	Yes	Yes
Springville	International, Mitsubishi Fuso	Yes	Yes	No
St. George	International, Mitsubishi Fuso	Yes	Yes	No
Virginia
Chester	International, Hino	Yes	Yes	No
Fredericksburg	International	Yes	Yes	No
Richmond	International	Yes	Yes	Yes

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

Rush Truck Leasing Location	Franchise	Standalone or in a Rush Truck Center
Alabama
Birmingham	PacLease	In RTC
Arizona
Phoenix	PacLease	Standalone
California
Fontana	PacLease	Standalone
Pico Rivera	PacLease	Standalone
San Diego	PacLease	In RTC
Sylmar	PacLease	In RTC
Colorado
Denver	PacLease	Standalone
Florida
Orlando	PacLease	Standalone
Tampa	PacLease	In RTC
Jacksonville	PacLease	Standalone
Georgia
Macon	Idealease	In RTC
Idaho
Boise	Idealease	In RTC
Idaho Falls	Idealease	In RTC
Illinois
Carol Stream	Idealease	In RTC
Chicago	Idealease	In RTC
Effingham	Idealease	In RTC
Huntley	Idealease	In RTC
Joliet	Idealease	In RTC
Springfield	Idealease	In RTC

Rush Truck Leasing Location	Franchise	Standalone or in a Rush Truck Center
Indiana
Indianapolis	Idealease	In RTC
Gary	Idealease	In RTC
Missouri
St. Louis	Idealease	In RTC
St. Peters	Idealease	In RTC
New Mexico
Albuquerque	PacLease	Standalone
Nevada
Las Vegas	PacLease	In RTC
North Carolina
Charlotte	Idealease	Standalone
Ohio
Cincinnati	Idealease	Standalone
Cleveland	Idealease	Standalone
Columbus	Idealease	In RTC
Dayton	Idealease	In RTC
Oklahoma
Oklahoma City	PacLease	In RTC
Tennessee
Nashville	PacLease	In RTC
Texas
Austin	PacLease	Standalone
El Paso	PacLease	In RTC
Fort Worth	PacLease	Standalone
Houston	PacLease	Standalone
Houston NW	PacLease	In RTC
Odessa	PacLease	Standalone
San Antonio	PacLease	In RTC
Tyler	PacLease	Standalone
Virginia
Richmond	Idealease	Standalone
Norfolk	Idealease	Standalone
Utah
Salt Lake City	Idealease	Standalone

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

The House of Trucks operates at locations in Dallas, Texas, Miami, Florida and Chicago, Illinois. The House of Trucks sells used commercial vehicles, new and used trailers and offers third-party financing and insurance products.

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

Our Business Strategy

Operating Strategy. Our strategy is to operate an integrated nationwide dealership network that provides service solutions to the commercial vehicle industry. Our strategy includes the following key elements:

●

Management by Dealership Units. At each of our dealerships, we operate one or more of the following departments: new commercial vehicle sales, used commercial vehicle sales, financial services, parts, service or collision center. Our general managers measure and manage the operations of each dealership according to the specific departments operating at that location. We believe that this system enhances the profitability of all aspects of a dealership and increases our overall operating margins. Operating goals for each department at each of our dealerships are established annually and managers are rewarded for performance relative to these goals.

●

One-Stop Centers. We have developed our larger commercial vehicle dealerships as “one-stop centers” that offer an integrated approach to meeting customer needs. We provide service, including collision repairs, parts, new and used commercial vehicles sales, leasing and rental, plus financial services including finance and insurance. We believe that this full-service strategy also helps to mitigate cyclical economic fluctuations because our parts, service and collision center operations (referred to herein collectively as “Aftermarket Products and Services”) at our dealerships generally tend to be less volatile than our new and used commercial vehicle sales.

●

Aftermarket Products and Services. Our aftermarket capabilities include a wide range of services and products, including a fleet of mobile service units, mobile technicians who work in our customers’ facilities, a proprietary line of parts and accessories, factory-certified service for assembly services for specialized bodies and equipment. We believe that offering a variety of Aftermarket Products and Services at our dealerships and other locations allows us to meet the expanding needs of our customers. We continually strive to leverage our dealership facilities to offer more products and services to our customers.

●

Branding Program. We employ a branding program for our new vehicle dealerships through distinctive signage and uniform marketing programs to take advantage of our existing name recognition and to communicate the standardized high quality of our products and reliability of our services throughout our dealership network.

Growth Strategy. Through our strategic expansion and acquisition initiatives, we have grown to operate a large, multistate, full-service network of commercial vehicle dealerships. As described below, we intend to continue to grow our business by expanding our product and service offerings, through acquisitions in new geographic areas and by opening new locations to enable us to better serve our customers.

●

Expansion of Product and Service Offerings. We intend to continue to expand our product lines within our existing locations by adding product categories and service capabilities that are both complementary to our existing product lines and well suited to our operating model. We will continue to take advantage of technological advances that will provide us with the opportunity to offer vehicle owners more aftermarket options and the ability to maximize the performance of vehicles in their fleets using telematics and other technologies.

●

Expansion Into New Geographic Areas. We plan to continue to expand our dealership network by acquiring existing dealerships or opening new locations in areas where we do not already have locations. We believe the geographic diversity of our Rush Truck Center network has significantly expanded our customer base while reducing the effects of local economic cycles.

●

Open New Rush Truck Centers in Existing Areas of Operation. We continually evaluate opportunities to increase our market presence by adding new Rush Truck Centers within our current franchises’ areas of operation.

Management of Our Dealerships

Rush Truck Centers

Our Rush Truck Centers are responsible for sales of new and used commercial vehicles, as well as related parts and services.

Aftermarket Products and Services. Revenues from Aftermarket Products and Services accounted for approximately $1,670.1 million, or 30.3%, of our total revenues for 2018, and 63.4% of our gross profit. Our Aftermarket Products and Services enable our sales function and are a source of recurring revenue. Rush Truck Centers carry a wide variety of commercial vehicle parts in inventory. Certain Rush Truck Centers also feature fully equipped service and collision center facilities, the combination and configuration of which varies by location, capable of handling a broad range of repairs on most commercial vehicles. Each Rush Truck Center with a service department is a warranty service center for the commercial vehicle manufacturers represented at that location, if any, and most are also authorized service centers for other vehicle component manufacturers, including Cummins, Eaton, Caterpillar and Allison. We also have mobile service technicians and technicians who staff our customers’ facilities upon request.

Our service departments perform warranty and non-warranty repairs on commercial vehicles. The cost of warranty work is generally reimbursed by the applicable manufacturer at retail commercial rates. Warranty-related parts and service revenues accounted for approximately $121.9 million, or 2.2%, of our total revenues for 2018. Additionally, we provide a wide array of services, including assembly services for specialized commercial vehicle bodies and commercial vehicle mounted equipment. Our goal is to provide our customers any service that they need related to their commercial vehicles.

As part of our leasing and rental operations, we also enter into contracts to provide full-service maintenance on certain customers’ vehicles. We had 1,094 vehicles under contract maintenance as of December 31, 2018, and 1,189 vehicles under contract maintenance as of December 31, 2017. The full-service maintenance revenues and retail service revenues are included as Aftermarket Products and Services revenues on our Consolidated Statements of Income.

New Commercial Vehicle Sales.   New commercial vehicle sales represent the largest portion of our revenues, accounting for approximately $3,198.5 million, or 58.1%, of our total revenues in 2018. Of this total, new Class 8 heavy-duty truck sales accounted for approximately $2,120.5 million, or 38.5%, of our total revenues for 2018, and 66.3% of our new commercial vehicle revenues for 2018.

Our Rush Truck Centers that sell new and used Class 8 heavy-duty trucks manufactured by Peterbilt or International may also sell medium-duty and light-duty commercial vehicles. Certain Rush Truck Centers sell medium-duty commercial vehicles manufactured by Peterbilt, Hino, Isuzu, Ford, International or Mitsubishi Fuso, buses manufactured by Blue Bird, IC Bus or Elkhart and light-duty commercial vehicles manufactured by Ford (see Part I, Item 1, “General – Rush Truck Centers” for information on which brands we sell at each Rush Truck Center). New medium-duty commercial vehicle sales, excluding new bus sales, accounted for approximately $841.1 million, or 15.3%, of our total revenues for 2018, and 26.3% of our new commercial vehicle revenues for 2018. New light-duty commercial vehicle sales accounted for approximately $86.7 million, or 1.6%, of our total revenues for 2018, and 2.7% of our new commercial vehicle revenues for 2018. New bus sales accounted for approximately $130.2 million, or 2.4%, of our total revenues for 2018, and 4.1% of our new commercial vehicle revenues for 2018.

A significant portion of our new commercial vehicle sales are to customers with large fleets of commercial vehicles. Because of the size and geographic scope of our Rush Truck Center network, our strong relationships with our fleet customers and our ability to manage large quantities of used commercial vehicle trade-ins, we are able to successfully market and sell to fleet customers nationwide. We believe that we have a competitive advantage over many dealerships because we can absorb multi-unit trade-ins often associated with fleet sales and effectively disperse the used commercial vehicles for resale throughout our dealership network. We believe that the broad range of products and services we offer to purchasers of commercial vehicles at the time of purchase and post-purchase results in a high level of customer loyalty.

Used Commercial Vehicle Sales.  Used commercial vehicle sales accounted for approximately $360.1 million, or 6.5%, of our total revenues for 2018. We sell used commercial vehicles at most of our Rush Truck Centers and also at our non-franchised used commercial vehicle facilities. We believe that we are well positioned to market used commercial vehicles due to our ability to recondition them for resale utilizing the service and collision center departments of our Rush Truck Centers and our ability to move used commercial vehicles between our dealerships as customer demand warrants. The majority of our used commercial vehicle inventory consists of commercial vehicles taken as trade-ins from new commercial vehicle customers or retired from our lease and rental fleet, but we also supplement our used commercial vehicle inventory by purchasing used commercial vehicles from third parties for resale, as market conditions warrant.

Vehicle Leasing and Rental.   Vehicle leasing and rental revenues accounted for approximately $238.2 million, or 4.3%, of our total revenues for 2018. At our Rush Truck Leasing locations, we engage in full-service commercial vehicle leasing through PacLease and Idealease. Rental vehicles are also generally serviced at our facilities. We had 8,092 vehicles in our lease and rental fleet, including cranes, as of December 31, 2018, compared to 7,993 vehicles as of December 31, 2017. Generally, we sell commercial vehicles that have been retired from our lease and rental fleet through our used commercial vehicles sales operations. Historically, we have realized gains on the sale of used lease and rental commercial vehicles.

New and Used Commercial Vehicle Financing and Insurance.  The sale of financial and insurance products accounted for approximately $20.6 million, or 0.4%, of our total revenues for 2018. Finance and insurance revenues have minimal direct costs and therefore, contribute a disproportionate share to our operating profits.

Many of our Rush Truck Centers have personnel responsible for arranging third-party financing for our product offerings. Generally, commercial vehicle finance contracts involve an installment contract, which is secured by the commercial vehicle financed, and require a down payment, with the remaining balance generally financed over a two-year to seven-year period. The majority of these finance contracts are sold to third parties without recourse to us. We provide an allowance for repossession losses and early repayment penalties that we may incur under these finance contracts.

We sell, as agent, a complete line of property and casualty insurance to commercial vehicle owners. Our agency, which operates at locations around the United States outside of our Rush Truck Centers, is licensed to sell commercial vehicle liability, collision and comprehensive, workers’ compensation, cargo, and credit life insurance coverage offered by a number of leading insurance companies. Our renewal rate in 2018 was approximately 86%. We also have licensed insurance agents at several Rush Truck Centers.

Sales and Marketing

Our established history of operations in the commercial vehicle business has resulted in a strong customer base that is diverse in terms of geography, industry and scale of operations. Our customers include regional and national truck fleets, corporations, local and state governments and owner-operators. During 2018, no single customer accounted for more than 10% of our sales by dollar volume. We generally promote our products and related services through direct customer contact by our sales personnel and advertising.

Facility Management

Personnel. Each of our facilities is typically managed by a general manager who oversees the operations, personnel and the financial performance of the location, subject to the direction of a regional manager and personnel at our corporate headquarters. Additionally, each full-service Rush Truck Center is typically staffed by department managers, sales representatives and other employees, as appropriate, given the services offered. The sales staff of each Rush Truck Center is compensated on a salary plus commission, or a commission only basis, while department managers receive a combination of salary and performance bonus. We believe that our employees are among the highest paid in the industry, which enables us to attract and retain qualified personnel.

Compliance with Policies and Procedures. Each Rush Truck Center is audited regularly for compliance with corporate policies and procedures. These internal audits objectively measure dealership performance with respect to corporate expectations in the management and administration of sales, commercial vehicle inventory, parts inventory, parts sales, service sales, collision center sales, corporate policy compliance and environmental and safety compliance matters.

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

Parts Distribution and Inventory Management. We utilize a parts inventory distribution and management system that allows for the prompt transfer of parts inventory among various Rush Truck Centers. The transfer of inventory reduces delays in delivery, helps maximize inventory turns and assists in controlling problems created by overstock and understock situations. Our network is linked to our major suppliers for purposes of ordering parts and managing parts inventory levels. Automated reordering and communication systems allow us to maintain proper parts inventory levels and permit us to have parts inventory delivered to our locations, or directly to customers, typically within 24 hours of an order being placed.

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

Our dealerships compete with dealerships representing other manufacturers, including commercial vehicles manufactured by Mack, Freightliner, Kenworth and Volvo. We believe that our dealerships are able to compete with other franchised dealerships, independent service centers, parts wholesalers, commercial vehicle wholesalers, rental service companies and industrial auctioneers in distributing our products and providing service because of the following: the overall quality and reputation of the products we sell; the “Rush” brand name recognition and reputation for quality service; the geographic scope of our dealership network; the breadth of commercial vehicles offered in our dealership network; and our ability to provide comprehensive Aftermarket Products and Services, as well as financing, insurance and other customer services.

Dealership Agreements

Peterbilt. We have entered into nonexclusive dealership agreements with Peterbilt that authorize us to act as a dealer of Peterbilt heavy- and medium-duty trucks. Our Peterbilt areas of responsibility currently encompass areas in the states of Alabama, Arizona, California, Colorado, Florida, Kentucky, New Mexico, Nevada, Oklahoma, Tennessee and Texas. These dealership agreements currently have terms expiring between March 2019 and January 2022 and impose certain operational obligations and financial requirements upon us and our dealerships. Our dealership agreements with Peterbilt may be terminated by Peterbilt in the event that the aggregate voting power of the estate of W. Marvin Rush, W.M. “Rusty” Rush, other members of the Rush family and certain executives of the Company decreases below 22%. Sales of new Peterbilt commercial vehicles accounted for approximately 36.3% of our total revenues for 2018.

International. We have entered into nonexclusive dealership agreements with Navistar that authorize us to act as a dealer of International heavy- and medium-duty trucks and, in certain markets, IC buses. Our Navistar areas of responsibility currently encompass areas in the states of Georgia, Idaho, Illinois, Indiana, Missouri, North Carolina, Ohio, Utah and Virginia. These dealership agreements currently have terms expiring between May 2020 and October 2023 and impose certain operational obligations and financial requirements upon us and our dealerships. Sales of new International commercial vehicles accounted for approximately 10.3% of our total revenues for 2018.

Other Commercial Vehicle Suppliers. In addition to our dealership agreements with Peterbilt and Navistar, various Rush Truck Centers have entered into dealership agreements with other commercial vehicle manufacturers, including Blue Bird, Micro Bird and Mitsubishi Fuso, which currently have terms expiring between August 2019 and August 2023 and Ford, Hino and Isuzu, which have perpetual terms. These dealership agreements impose operating requirements upon us and require consent from the affected supplier for the sale or transfer of our franchise. Sales of new non-Peterbilt and non-International commercial vehicles accounted for approximately 11.5% of our total revenues for 2018.

Any termination or nonrenewal of our dealership agreements must follow certain guidelines established by both state and federal legislation designed to protect motor vehicle dealers from arbitrary termination or nonrenewal of franchise agreements. The federal Automobile Dealers Day in Court Act and certain other similar state laws generally provide that the termination or nonrenewal of a motor vehicle dealership agreement must be done in “good faith” and upon a showing of “good cause” by the manufacturer for such termination or nonrenewal, as such terms have been defined by statute and interpreted in case law.

Floor Plan Financing

Most of our commercial vehicle purchases are made on terms requiring payment to the manufacturer within 15 days or less from the date the commercial vehicles are invoiced from the factory. We finance the majority of all new commercial vehicle inventory and the loan value of our used commercial vehicle inventory under a credit agreement (the “Floor Plan Credit Agreement”) with BMO Harris Bank N.A. (“BMO Harris”). The Floor Plan Credit Agreement includes an aggregate loan commitment of $875.0 million. Borrowings under the Floor Plan Credit Agreement bear interest at an annual rate equal to (A) the greater of (i) zero and (ii) three month LIBOR rate, determined on the last day of the prior month, plus (B) 1.51% and are payable monthly. In addition, we are required to pay a monthly working capital fee equal to 0.16% per annum multiplied by the amount of voluntary prepayments of new and used inventory loans. Loans under the Floor Plan Credit Agreement for the purchase of used inventory are limited to $150.0 million. We may terminate the Floor Plan Credit Agreement at any time, although if we do so we must pay a prepayment processing fee equal to 1.0% of the aggregate revolving loan commitments if such termination occurs prior to the June 30, 2019 expiration date, subject to specified limited exceptions. On December 31, 2018, we had approximately $798.4 million outstanding under the Floor Plan Credit Agreement. The average daily outstanding borrowings under the Floor Plan Credit Agreement were $682.8 million during the year ended December 31, 2018. We utilize our excess cash on hand to pay down our outstanding borrowings under the Floor Plan Credit Agreement, and the resulting interest earned is recognized as an offset to our gross interest expense under the Floor Plan Credit Agreement.

In June 2012, we entered into a wholesale financing agreement with Ford Motor Credit Company that provides for the financing of, and is collateralized by, our Ford new vehicle inventory. This wholesale financing agreement bears interest at a rate of Prime plus 150 basis points minus certain incentives and rebates. As of December 31, 2018, the interest rate on the wholesale financing agreement was 7.0% before considering the applicable incentives. As of December 31, 2018, we had an outstanding balance of approximately $139.0 million under the Ford Motor Credit Company wholesale financing agreement.

Product Warranties

The manufacturers we represent provide retail purchasers of their products with a limited warranty against defects in materials and workmanship, excluding certain specified components that are separately warranted by the suppliers of such components. We provide a warranty on our proprietary line of parts and related service and the fuel systems manufactured by Momentum Fuel Technologies. We also provide an extended warranty beyond the manufacturer’s warranty on new Blue Bird school buses that we sell in the State of Texas, as required by state law.

We generally sell used commercial vehicles in “as is” condition without a manufacturer’s warranty, although manufacturers sometimes will provide a limited warranty on their used products if such products have been properly reconditioned prior to resale or if the manufacturer’s warranty on such product is transferable and has not expired. Although we do not provide any warranty on used commercial vehicles, we offer for sale third-party warranties.

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

Employees

On December 31, 2018, we had 7,214 employees.

We have entered into collective bargaining agreements covering certain employees in Carol Stream, Illinois, which will expire on May 4, 2019, Joliet, Illinois, which will expire on May 7, 2020, and Chicago, Illinois, which will expire on May 8, 2021.

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

Backlog

On December 31, 2018, our backlog of commercial vehicle orders was approximately $1,934.9 million, compared to a backlog of commercial vehicle orders of approximately $1,074.4 million on December 31, 2017. Our backlog is determined quarterly by multiplying the number of new commercial vehicles for each particular type of commercial vehicle ordered by a customer at our Rush Truck Centers by the recent average selling price for that type of commercial vehicle. We include only confirmed orders in our backlog. However, such orders are subject to cancellation. In the event of order cancellation, we have no contractual right to the total revenues reflected in our backlog. The delivery time for a custom-ordered commercial vehicle varies depending on the truck specifications and demand for the particular model ordered. We sell the majority of our new heavy-duty commercial vehicles by customer special order and we sell the majority of our medium- and light-duty commercial vehicles out of inventory. Orders from a number of our major fleet customers are included in our backlog as of December 31, 2018, and we expect to fill the majority of our backlog orders during 2019.

Environmental Standards and Other Governmental Regulations

We are subject to federal, state and local environmental laws and regulations governing the following: discharges into the air and water; the operation and removal of underground and aboveground storage tanks; the use, handling, storage and disposal of hazardous substances, petroleum and other materials; and the investigation and remediation of environmental impacts. As with commercial vehicle dealerships generally, and vehicle service, parts and collision center operations in particular, our business involves the generation, use, storage, handling and contracting for recycling or disposal of hazardous materials or wastes and other environmentally sensitive materials. We have incurred, and will continue to incur, capital and operating expenditures and other costs in complying with such laws and regulations.

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

At certain Rush Truck Centers, we operate as a dealer of Peterbilt trucks and parts pursuant to dealership agreements with Peterbilt, a division of PACCAR. We have no control over the management or operation of Peterbilt or PACCAR. During 2018, the majority of our revenues resulted from sales of trucks purchased from Peterbilt and parts purchased from PACCAR Parts. Due to our dependence on PACCAR and Peterbilt, we believe that our long-term success depends, in large part, on the following:

●	our ability to maintain our dealership agreements with Peterbilt;

●	the manufacture and delivery of competitively-priced, technologically current, high quality Peterbilt trucks in quantities sufficient to meet our requirements;

●	the overall success of PACCAR and Peterbilt;

●	PACCAR’s continuation of its Peterbilt division; and

●	the maintenance of goodwill associated with the Peterbilt brand, which can be adversely affected by decisions made by PACCAR, Peterbilt and the owners of other Peterbilt dealerships.

A negative change in any of the preceding, or a change in control of PACCAR, could have a material adverse effect on our operations, revenues and profitability.

We are dependent upon Navistar for the supply of International trucks and parts and IC buses and parts, the sale of which generate a significant portion of our revenues.

At certain Rush Truck Centers, we operate as a dealer of International trucks and parts and IC buses and parts pursuant to dealership agreements with International and IC Bus, each of which are divisions of Navistar. We have no control over the management or operation of International, IC Bus or Navistar. During 2018, a significant portion of our revenues resulted from sales of trucks purchased from International, buses purchased from IC Bus and parts purchased from Navistar. Due to our dependence on Navistar, International and IC Bus, we believe that our long-term success depends, in large part, on the following:

●	our ability to maintain our dealership agreements with International and IC Bus;

●	the manufacture and delivery of competitively-priced, technologically current, high quality International trucks and IC buses in quantities sufficient to meet our requirements;

●	the overall success of Navistar; and

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

We have entered into nonexclusive dealership agreements with Peterbilt that authorize us to act as a dealer of Peterbilt trucks. Peterbilt may terminate our dealership agreements in the event of a change of control of the Company or if we violate any number of provisions in the dealership agreements. Under our Peterbilt dealership agreements, the following constitute a change of control: (i) with respect to the election of directors, the aggregate voting power held by the estate of W. Marvin Rush, W. M. “Rusty” Rush, Barbara Rush, Robin M. Rush, David C. Orf, James Thor, Martin A. Naegelin, Scott Anderson, Derrek Weaver, Steven Keller, Corey Lowe and Rich Ryan (collectively, the “Dealer Principals”) decreases below 22% (such persons controlled 39.2% of the aggregate voting power with respect to the election of directors as of December 31, 2018); or (ii) any person or entity other than the Dealer Principals and their respective associates, or any person or entity who has been approved in writing by PACCAR, owns common stock with a greater percentage of the voting power with respect to the election of our directors than the Dealer Principals and their respective associates, in the aggregate, or any person other than W.M. “Rusty” Rush, Robin M. Rush or any person who has been approved in writing by PACCAR holds the office of Chairman of the Board, President or Chief Executive Officer of the Company. We have no control over the transfer or disposition by the estate of W. Marvin Rush or W.M. “Rusty” Rush, or his estate, of their common stock. If the estate of W. Marvin Rush or W.M. “Rusty” Rush were to sell their Class B Common Stock or bequest their Class B Common Stock to a person or entity other than the Dealer Principals, or if their estates are required to liquidate their Class B Common Stock that they own directly or indirectly, to pay estate taxes or otherwise, the change of control provisions of the Peterbilt dealership agreements may be triggered, which would give Peterbilt the right to terminate our dealership agreements. If our dealership agreements with Peterbilt are terminated, we will lose the right to purchase Peterbilt products and operate as an authorized Peterbilt dealer, which would have a material adverse effect on our operations, revenues and profitability.

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

Our dealership agreements with the manufacturers we represent have current terms expiring between March 2019 and October 2023. Upon expiration of each agreement, we must negotiate a renewal. Management expects that, consistent with in some cases decades of past practice, each of our dealership agreements will be renewed or otherwise extended before its termination date, provided that we do not breach any of the material terms of such agreement.

Management attempts to mitigate the risk that any manufacturer would not renew a dealership agreement by providing superior representation of each brand that we represent in each of our areas of responsibility. We deliver superior representation to our manufacturers by continuously investing substantial capital into our dealership locations, marketing and personnel. Senior members of our management team also communicate with management of the manufacturers that we represent on a regular basis, which we believe allows us to identify any potentially problematic issues as early as possible so that we can begin working on mutually agreeable solutions. In addition to the proactive steps that management takes, the risks that our dealership agreements will not be renewed are also mitigated by dealer protection laws that exist in each of the states that our dealerships are located. Many of these state dealer franchise laws restrict manufacturers’ ability to refuse to renew dealership agreements or to impose new terms upon renewal. However, to the extent such laws did allow for nonrenewal or the imposition of new terms, the relatively short terms would give manufacturers the opportunity to exercise such rights. Any nonrenewal or imposition of less favorable terms upon renewal could have an adverse impact on our business and in the case of the Peterbilt or Navistar dealership agreements, would have an adverse impact on our business.

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

Our business requires new and used commercial vehicle inventories held for sale to be maintained at dealer locations in order to facilitate immediate sales to customers on demand. We generally purchase new and used commercial vehicle inventories with the assistance of floor plan financing agreements. Our primary floor plan financing agreement, the Floor Plan Credit Agreement, expires on June 30, 2019, and may be terminated without cause upon 120 days’ notice. In the event that our floor plan financing becomes insufficient to satisfy our future requirements or our floor plan providers are unable to continue to extend credit under our floor plan agreements, we would need to obtain similar financing from other sources. There is no assurance that such additional floor plan financing or alternate financing could be obtained on commercially reasonable terms.

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

New and used commercial vehicle retail sales tend to experience periods of decline when general economic conditions worsen. We may experience sustained periods of decreased commercial vehicle sales in the future. Any decline or change of this type could materially affect our business, financial condition and results of operations. In addition, adverse regional economic and competitive conditions in the geographic markets in which we operate could materially adversely affect our business, financial condition and results of operations. Our commercial vehicle sales volume therefore may differ from industry sales fluctuations.

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

As of December 31, 2018, our backlog of new commercial vehicle orders was approximately $1,934.9 million. Our backlog is determined quarterly by multiplying the number of new commercial vehicles for each particular type of commercial vehicle ordered by a customer at our Rush Truck Centers by the recent average selling price for that type of commercial vehicle. We only include confirmed orders in our backlog. However, such orders are subject to cancellation. In the event of order cancellation, we have no contractual right to the total revenues reflected in our backlog.

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

We are subject to federal, state and local environmental laws and regulations governing the following: discharges into the air and water; the operation and removal of underground and aboveground storage tanks; the use, handling, storage and disposal of hazardous substances, petroleum and other materials; and the investigation and remediation of contamination. As with commercial vehicle dealerships generally, and service, parts and collision center operations in particular, our business involves the generation, use, storage, handling and contracting for recycling or disposal of hazardous materials or wastes and other environmentally sensitive materials. Any non-compliance with these laws and regulations could result in significant fines, penalties and remediation costs which could adversely affect our results of operations, financial condition or cash flows.

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

Technological advances in the commercial vehicle industry, including drivetrain electrification or other alternative fuel technologies, in the long-term could have a material adverse effect on our business.

The commercial vehicle industry is predicted to experience change over the long-term.  Technological advances, including with respect to drivetrain electrification or other alternative fuel technologies, could potentially have a material adverse effect on our parts and service business, as such vehicles are currently being described as potentially requiring less service and having fewer parts.  The effect of these technological advances on our business is uncertain, as there are many factors that are unknowable at this time, including when such vehicles may be commercially available at price points that would lead to their widespread adoption.  Similarly, although we are aware of ongoing efforts to facilitate the development of driverless commercial vehicles, the eventual timing of the availability of driverless commercial vehicles is uncertain due to regulatory requirements and additional technological requirements.  The effect of driverless commercial vehicles on the commercial vehicle industry is uncertain and could include changes in the level of new and used commercial vehicles sales, the price of new commercial vehicles, and the role of franchised dealers, any of which could materially adversely affect our business, financial condition and results of operations.

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

Collectively, the estate of W. Marvin Rush and W. M. “Rusty” Rush and their affiliates own approximately 0.7% of our issued and outstanding shares of Class A Common Stock and 45.9% of our issued and outstanding Class B Common Stock. The estate of W. Marvin Rush and W.M. “Rusty” Rush collectively control approximately 36.6% of the aggregate voting power of our outstanding shares and voting power, which is substantially more than any other person or group. The interests of the estate of W. Marvin Rush and W.M. “Rusty” Rush may not be consistent with the interests of all shareholders, or each other. As a result of such ownership, the estate of W. Marvin Rush and W.M. “Rusty” Rush have the power to effectively control the Company, including the election of directors, the determination of matters requiring shareholder approval and other matters pertaining to corporate governance.

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

Additionally, W. Marvin Rush and W.M. “Rusty” Rush granted Peterbilt a right of first refusal to purchase their respective shares of common stock in the event that they desire to transfer in excess of 100,000 shares in any 12-month period to any person other than an immediate family member, an associate or another Dealer Principal. However, in the case of the estate of W. Marvin Rush, certain shares of his Class B Common Stock of the Company are exempt from his rights of first refusal agreement. These rights of first refusal, the number of shares owned by the estate of W. Marvin Rush and W.M. “Rusty” Rush and their affiliates, the requirement in our dealership agreements that the Dealer Principals retain a controlling interest in us and the restrictions on the sale or transfer of our franchises contained in our dealer agreements, combined with the ability of the Board of Directors to issue shares of preferred stock without further vote or action by the shareholders, may discourage, delay or prevent a change in control without further action by our shareholders, which could adversely affect the market price of our common stock or prevent or delay a merger or acquisition that our shareholders may consider favorable.

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

The volume of trading in our Class B Common Stock varies greatly and may often be light. As of December 31, 2018, the three-month average daily trading volume of our Class B Common Stock was approximately 6,900 shares, with twenty-five days having a trading volume below 5,000 shares. If any large shareholder were to begin selling shares in the market, the added available supply of shares could cause the market price of our Class B Common Stock to drop. In addition, the lack of a robust resale market may require a shareholder to sell a large number of shares of our Class B Common Stock in increments over time to mitigate any adverse impact of the sales on the market price of our Class B Common Stock.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate headquarters are located in New Braunfels, Texas. As of December 2018, we also own or lease numerous facilities used in our operations in the following states: Alabama, Arizona, California, Colorado, Florida, Georgia, Idaho, Illinois, Indiana, Kansas, Kentucky, Missouri, New Mexico, Nebraska, Nevada, North Carolina, Ohio, Oklahoma, Pennsylvania, Tennessee, Texas, Utah and Virginia.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters, and Issuer Purchases of Equity Securities

Our common stock trades on The NASDAQ Global Select MarketSM under the symbols RUSHA and RUSHB. During 2018, our Board of Directors approved two quarterly cash dividends on all outstanding shares of common stock totaling $0.24 per share. We expect to continue paying cash dividends on a quarterly basis. However, there is no assurance as to the payment of future dividends because the declaration and payment of such dividends is subject to the business judgment of our Board of Directors and will depend on historic and projected earnings, capital requirements, covenant compliance, financial conditions and such other factors as the Board of Directors deems relevant.

The following table sets forth the high and low sales prices for our Class A Common Stock and Class B Common Stock for the fiscal periods indicated and as quoted on The NASDAQ Global Select MarketSM and dividends declared.

	2018				2017
	Dividends Declared		High	Low	Dividends Declared		High	Low
Class A Common Stock

First Quarter	$	−	$55.40	$39.58	$	−	$36.14	$30.36
Second Quarter		−	46.66	37.95		−	39.21	31.99
Third Quarter		.12	46.22	38.73		−	47.00	36.64
Fourth Quarter		.12	39.92	31.53		−	54.11	45.64

Class B Common Stock

First Quarter	$	−	$52.76	$37.23	$	−	$33.32	$28.99
Second Quarter		−	46.75	36.61		−	36.50	30.41
Third Quarter		.12	46.99	39.45		−	44.31	35.30
Fourth Quarter		.12	40.38	32.35		−	51.39	43.14

As of February 8, 2019, there were approximately 20 record holders of Class A Common Stock and approximately 26 record holders of Class B Common Stock.

As of December 31, 2018, we have not sold any securities in the last three years that were not registered under the Securities Act.

A summary of our stock repurchase activity for the fourth quarter of 2018 is as follows:

Period	Total Number of Shares Purchased (1)(2)(3)	Average Price Paid Per Share (1)		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (3)
October 1 – October 31, 2018	28,622	$37.19	(4)	28,622	$13,333,871
November 1 – November 30, 2018	900,175	37.76	(5)	900,175	115,978,935
December 1 – December 31, 2018	942,848	33.75	(6)	942,848	84,134,070
Total	1,871,645			1,871,645	84,134,070

(1)	The calculation of the average price paid per share does not give effect to any fees, commissions or other costs associated with the repurchase of such shares.
(2)	The shares represent Class A and Class B Common Stock repurchased by us.
(3)

We repurchased shares in 2018 under a stock repurchase program announced on November 30, 2017, which authorized the repurchase of up to $40.0 million of our shares of Class A Common Stock and/or Class B Common Stock. On March 14, 2018, we announced the approval of an increase of $35.0 million to the stock repurchase program, up to an aggregate of $75.0 million of our shares. On October 31, 2018, our Board of Directors terminated the prior $75 million stock repurchase program and approved a new stock repurchase program authorizing management to repurchase, from time to time, up to an aggregate of $150.0 million of our shares of Class A Common Stock and/or Class B Common Stock. The current stock repurchase program expires on December 31, 2019, and may be suspended or discontinued at any time.

(4)	Represents 28,622 shares of Class B Common Stock at an average price paid per share of $37.19.
(5)	Represents 878,984 shares of Class A Common Stock at an average price paid per share of $37.75 and 21,191 shares of Class B Common Stock at an average price paid per share of $38.36.
(6)	Represents 924,413 shares of Class A Common Stock at an average price paid per share of $33.72 and 18,435 shares of Class B Common Stock at an average price paid per share of $35.02.

Information regarding our equity compensation plans is incorporated by reference from Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters,” of this annual report on Form 10-K, and should be considered an integral part of this Item 5.

Performance Graph

The following graph shows the cumulative 5-Year total return as of December 31, 2018, of a $100 investment in the Company’s common stock made on December 31, 2013 (with dividends reinvested), as compared with similar investments based on (i) the cumulative total returns of the S&P 500 Index (with dividends reinvested) and (ii) the cumulative total returns of a market-weighted Peer Group Index composed of the common stock of PACCAR, Inc., Werner Enterprises, Inc., Penske Automotive Group, Inc. and Lithia Motors, Inc., assuming reinvestment of dividends. The market-weighted Peer Group Index values were calculated from the beginning of the performance period. The historical stock price performance shown below is not necessarily indicative of future stock price performance.

	December 31,
	2013	2014	2015	2016	2017	2018
Rush Enterprises, Inc.	$100.00	$109.18	$79.40	$113.82	$179.55	$127.82
S&P 500	100.00	113.69	115.26	129.05	157.22	150.33
Peer Group	100.00	117.40	91.91	119.74	136.66	113.41

The foregoing performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of the Company under the Securities Act or the Exchange Act. The stock price performance included in this graph is not necessarily indicative of future stock price performance.

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

	Year Ended December 31,
	2018	2017	2016	2015	2014
	(in thousands, except per share amounts)
SUMMARY OF INCOME STATEMENT DATA
Revenues
New and used commercial vehicle sales	$3,558,637	$2,993,015	$2,640,019	$3,360,808	$3,195,873
Aftermarket products and services sales	1,670,052	1,471,266	1,332,356	1,382,447	1,315,694
Lease and rental	238,238	217,356	208,154	199,867	177,561
Finance and insurance	20,535	17,988	18,582	21,150	19,988
Other	18,728	14,257	15,503	15,461	18,240
Total revenues	5,506,190	4,713,882	4,214,614	4,979,733	4,727,356
Cost of products sold	4,527,921	3,883,946	3,496,602	4,194,786	3,971,310
Gross profit	978,269	829,936	718,012	784,947	756,046
Selling, general and administrative	705,226	631,053	587,778	619,268	573,670
Depreciation and amortization	70,489	50,069	51,261	43,859	40,786
Gain (loss) on sale of assets	297	(105)	1,755	(544)	151
Operating income	202,851	148,709	80,728	121,276	141,741
Interest expense, net	19,682	12,310	14,279	13,473	11,198
Income before income taxes	183,169	136,399	66,449	107,803	130,543
Provision (benefit) for income taxes	44,107	(35,730)	25,867	41,750	50,586
Net income	$139,062	$172,129	$40,582	$66,053	$79,957

Net income per common share:
Basic	$3.55	$4.34	$1.02	$1.64	$2.01
Diluted	$3.45	$4.20	$1.00	$1.61	$1.96

Cash dividends declared per share	$0.24	−	−	−	−

Weighted average shares outstanding:
Basic	39,223	39,627	39,938	40,271	39,783
Diluted	40,293	40,980	40,603	41,093	40,894

	Year Ended December 31,
	2018	2017	2016	2015	2014
OPERATING DATA
Unit vehicle sales −
New vehicles	29,776	25,696	23,627	29,780	27,459
Used vehicles	8,021	7,060	7,008	7,922	7,893
Total unit vehicles sales	37,797	32,756	30,635	37,702	35,352
Commercial vehicle lease and rental units	8,092	7,993	7,841	7,800	6,876

	December 31,
	2018	2017	2016	2015	2014
	(in thousands)
BALANCE SHEET DATA
Working capital	$194,649	$202,891	$118,318	$79,549	$152,517
Inventories	1,339,923	1,033,294	840,304	1,061,198	1,024,104
Total assets	3,201,350	2,890,139	2,603,047	2,852,008	2,675,875

Floor plan notes payable	1,023,019	778,561	646,945	854,758	845,977
Long-term debt, including current portion	601,173	611,528	604,003	647,755	578,254
Capital lease obligations, including current portion	69,114	83,141	84,493	83,765	57,250
Total shareholders’ equity	1,066,928	1,040,373	862,825	844,897	764,339

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

Our Aftermarket Products and Services include a wide range of capabilities and products such as providing parts, service and collision repairs at certain of our Rush Truck Centers, a fleet of mobile service units, technicians who work in our customers’ facilities, a proprietary line of commercial vehicle parts and accessories, vehicle upfitting, a broad range of diagnostic and analysis capabilities, a suite of telematics products and assembly services for specialized bodies and equipment. Aftermarket Products and Services accounted for 63.4% of our total gross profits in 2018.

Summary of 2018

Our results of operations for the year ended December 31, 2018 are summarized below as follows:

●	Our gross revenues totaled $5,506.2 million in 2018, a 16.8% increase from gross revenues of $4,713.9 million in 2017.

●	Gross profit increased $148.3 million, or 17.9%, in 2018, compared to 2017. Gross profit as a percentage of sales increased to 17.8% in 2018, from 17.6% in 2017.

●	Our Class 8 heavy-duty unit sales, which accounted for 5.7% of the total U.S. market, increased 12.1% in 2018 over 2017.

●	Our 2018 Class 4-7 medium-duty unit sales, which accounted for 5.0% of the total U.S. market, increased 18.2% over 2017. Light-duty truck unit sales increased 30.1% compared to 2017.

●	Aftermarket Products and Services revenues increased $198.8 million, or 13.5%, to $1,670.1 million in 2018, compared to $1,471.3 million in 2017.

●	Selling, General and Administrative expenses increased $74.2 million, or 11.8%, in 2018, compared to 2017.

●

We opened full-service Peterbilt dealerships in Colorado Springs, Colorado, and Victoria and Beaumont, Texas. We also opened new parts and service locations in Adairsville and Savannah, Georgia, a used truck location in Miami, Florida, and a location in Memphis, Tennessee, which offers used truck sales as well as all-makes parts and service. In addition, we expanded our Rush Truck Leasing facility in Birmingham, Alabama to offer used trucks and all-makes parts.

2019 Outlook

According to A.C.T. Research Co., LLC (“A.C.T. Research”), a commercial vehicle industry data and forecasting service provider, U. S. Class 8 retail sales are estimated to total 259,500 units in 2019, a 1.5% increase compared to 255,711 units in 2018. We expect our market share of Class 8 commercial vehicle sales to range between 5.6% and 6.0% in 2019. This market share percentage would result in the sale of approximately 14,500 to 15,500 of Class 8 commercial vehicles in 2019, based on A.C.T. Research’s current U.S. retail sales estimate of 259,500 units.

According to A.C.T. Research, U. S. Class 4 through 7 retail sales are estimated to total 262,300 units in 2019, a 1.6% increase compared to 258,200 units in 2018. We expect our market share of Class 4 through 7 commercial vehicle sales to range between 5.1% and 5.4% in 2019. This market share percentage would result in the sale of approximately 13,300 to 14,200 of Class 4 through 7 commercial vehicles in 2019, based on A.C.T. Research’s current U.S. retail sales estimates of 262,300 units.

We expect to sell approximately 2,200 light-duty vehicles and approximately 9,000 to 9,300 used commercial vehicles in 2019. We expect lease and rental revenue to increase 5% to 10% during 2019, compared to 2018.

We continue to make progress on strategic initiatives to increase our Aftermarket Products and Services revenue.  We believe our Aftermarket Products and Services revenue will increase 9% to 11% in 2019, compared to 2018.

On February 6, 2019, we announced that we had entered into an agreement with Tallman Group, the largest International dealership group in Canada, to form Rush Truck Centres of Canada Limited, which will operate Tallman Group’s network of commercial vehicle dealerships in the Province of Ontario, Canada. Under the terms of the agreement, which is subject to customary closing conditions, a subsidiary of ours will purchase 50% of the equity in Rush Truck Centres of Canada Limited for approximately CAD $30.0 million.  The purchase price does not include any of the real estate, which will continue to be leased from the current owners of the real estate.  We do not intend to consolidate Rush Truck Centres of Canada Limited as part of our Truck Segment for financial reporting purposes. Rush Truck Centres of Canada Limited will be accounted for as an equity method investment. We expect the transaction to close on February 25, 2019.

Key Performance Indicator

Absorption Ratio. Management uses several performance metrics to evaluate the performance of our commercial vehicle dealerships and considers Rush Truck Centers’ “absorption ratio” to be of critical importance. Absorption ratio is calculated by dividing the gross profit from the parts, service and collision center departments by the overhead expenses of all of a dealership’s departments, except for the selling expenses of the new and used commercial vehicle departments and carrying costs of new and used commercial vehicle inventory. When 100% absorption is achieved, all of the gross profit from the sale of a commercial vehicle, after sales commissions and inventory carrying costs, directly impacts operating profit. Our commercial vehicle dealerships achieved a 122.4% absorption ratio for the year ended December 31, 2018 and 121.0% absorption ratio for the year ended December 31, 2017.

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

Goodwill was tested for impairment during the fourth quarter of 2018 and no impairment was required. The fair value of our reporting unit exceeded the carrying value of its net assets. As a result, we were not required to conduct the second step of the impairment test. We do not believe our reporting unit is at risk of failing step one of the impairment test.

Insurance Accruals

We are partially self-insured for a portion of the claims related to our property and casualty insurance programs, which requires us to make estimates regarding expected losses to be incurred. We engage a third-party administrator to assess any open claims and we adjust our accrual accordingly on a periodic basis. We are also partially self-insured for a portion of the claims related to our workers’ compensation and medical insurance programs. We use actuarial information provided from third-party administrators to calculate an accrual for claims incurred but not reported, and for the remaining portion of claims that have been reported.

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

Revenue Recognition

Effective January 1, 2018, we adopted ASU 2014-09, “Revenue from Contracts with Customers (“Topic 606”),” using the modified retrospective transition method.  This standard applies to all contracts with customers, except for contracts that are within the scope of other standards, such as leases, insurance, collaboration arrangements and financial instruments.  Under Topic 606, we recognize revenue when our customer obtains control of promised goods or services, in an amount that reflects the consideration which we expect to receive in exchange for those goods or services.  To determine revenue recognition for arrangements that we determine are within the scope of Topic 606, we perform the following five steps: (i) identify the contract with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) we satisfy a performance obligation.  We only apply the five-step model to contracts when it is probable that we will collect the consideration we are entitled to in exchange for the goods or services we transfer to the customer.  At contract inception, once the contract is determined to be within the scope of Topic 606, we assess the goods or services promised within each contract and determine those that are performance obligations. We then assess whether each promised good or service is distinct and recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.  For a complete discussion of accounting for revenue, see Note 20 – Revenue of the Notes to Consolidated Financial Statements.

New Accounting Standards

In February 2016, the FASB issued ASU No. 2016-02, “Leases (“Topic 842”),” which is intended to increase the transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. This standard requires lessees to record assets and liabilities on the balance sheet for all leases with terms longer than twelve months. Leases are classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement.

We adopted Topic 842 on January 1, 2019. We will apply a modified retrospective transition approach for all leases existing at, or entered into after, January 1, 2019. Upon adoption, we are applying the practical expedients permitted within Topic 842, which among other things, allows us to retain our existing assessment of whether an arrangement is, or contains, a lease and is classified as an operating or finance lease. We made an accounting policy election that keeps leases with an initial term of twelve months or less off of the balance sheet and results in recognizing those lease payments in the Consolidated Statements of Income and Comprehensive Income on a straight-line basis over the lease term. We estimate that the adoption of Topic 842 will result in the recognition of right-of-use assets and lease liabilities for operating leases of approximately $51.9 million on our Consolidated Balance Sheets, with no material impact to our Consolidated Statements of Income and Comprehensive Income.

Results of Operations

The following discussion and analysis includes our historical results of operations for 2018, 2017 and 2016. The following table sets forth for the years indicated certain financial data as a percentage of total revenues:

	Year Ended December 31,
	2018	2017	2016

New and used commercial vehicle sales	64.6%	63.5%	62.6%
Aftermarket Products and Services sales	30.3	31.2	31.6
Lease and rental	4.3	4.6	5.0
Finance and insurance	0.4	0.4	0.4
Other	0.4	0.3	0.4
Total revenues	100.0	100.0	100.0

Cost of products sold	82.2	82.4	83.0
Gross profit	17.8	17.6	17.0

Selling, general and administrative	12.8	13.4	13.9
Depreciation and amortization	1.3	1.0	1.2
Operating income	3.7	3.2	1.9
Interest expense, net	0.4	0.3	0.3
Income from continuing operations before income taxes	3.3	2.9	1.6
Provision (benefit) for income taxes	0.8	(0.8)	0.6
Net income	2.5%	3.7%	1.0%

The following table sets forth the unit sales and revenue for new heavy-duty, new medium-duty, new light-duty and used commercial vehicles and the absorption ratio for the years indicated (revenue in millions):

				% Change
	2018	2017	2016	2018 vs 2017	2017 vs 2016
Vehicle unit sales:
New heavy-duty vehicles	14,666	13,083	10,816	12.1%	21.0%
New medium-duty vehicles	12,949	10,952	11,135	18.2%	-1.6%
New light-duty vehicles	2,161	1,661	1,676	30.1%	-0.9%
Total new vehicle unit sales	29,776	25,696	23,627	15.9%	8.8%

Used vehicles sales	8,021	7,060	7,008	13.6%	0.7%

Vehicle revenue:
New heavy-duty vehicles	$2,120.5	$1,817.3	$1,455.8	16.7%	24.8%
New medium-duty vehicles	971.3	806.5	811.7	20.4%	-0.6%
New light-duty vehicles	86.7	64.0	63.6	35.5%	0.6%
Total new vehicle revenue	$3,178.5	$2,687.8	$2,331.1	18.3%	15.3%

Used vehicle revenue	$360.1	$291.5	$289.4	23.5%	0.7%

Other vehicle revenue:(1)	$20.0	$13.7	$19.5	46.0%	-29.7%

Dealership absorption ratio:	122.4%	121.0%	112.2%	1.2%	7.8%
(1) Includes sales of truck bodies, trailers and other new equipment.

The following table sets forth for the periods indicated the percent of gross profit by revenue source:

	2018	2017	2016
Gross Profit:
New and used commercial vehicle sales	28.4%	27.3%	24.6%
Aftermarket products and services sales	63.4	64.7	67.0
Lease and rental	4.2	4.1	3.6
Finance and insurance	2.1	2.2	2.6
Other	1.9	1.7	2.2
Total gross profit	100.0%	100.0%	100.0%

Industry

We operate in the commercial vehicle market. There has historically been a high correlation between new product sales in the commercial vehicle market and the rate of change in U.S. industrial production and the U.S. gross domestic product.

Heavy-Duty Truck Market

The U.S. retail heavy-duty truck market is affected by a number of factors, including general economic conditions, fuel prices, other methods of transportation, environmental and other government regulation, interest rate fluctuations and customer business cycles. Unit sales of new commercial vehicles have historically been subject to substantial cyclical variation based on general economic conditions. According to data published by A.C.T. Research, over the last 10 years, total U.S. retail sales of new Class 8 trucks have ranged from a low of approximately 97,000 in 2009 to a high of approximately 255,711 in 2018. Class 8 trucks are defined by the American Automobile Association as trucks with a minimum gross vehicle weight rating above 33,000 pounds.

Typically, Class 8 trucks are assembled by manufacturers utilizing certain components that may be manufactured by other companies, including engines, transmissions, axles, wheels and other components. As commercial vehicles and certain commercial vehicle components have become increasingly complex, the ability to provide service for commercial vehicles has become an increasingly competitive factor in the industry. The ability to provide such service requires a significant capital investment in diagnostic and other equipment, parts inventory and highly trained service personnel. EPA and DOT regulatory guidelines for service processes, including collision center, paint work and waste disposal, require sophisticated equipment to ensure compliance with environmental and safety standards. Differentiation between commercial vehicle dealers has become less dependent on price competition and is increasingly based on a dealer’s ability to offer a wide variety of services to their clients in a timely manner to minimize vehicle downtime. Such services include the following: efficient, conveniently located and easily accessible commercial vehicle service centers with an adequate supply of replacement parts; financing for commercial vehicle purchases; leasing and rental programs; and the ability to accept multiple unit trade-ins related to large fleet purchases. We believe our one-stop center concept and the size and geographic diversity of our dealership network gives us a competitive advantage in providing these services.

A.C.T. Research currently estimates approximately 259,500 new Class 8 trucks will be sold in the United States in 2019, compared to approximately 255,711 new Class 8 trucks sold in 2018. A.C.T. Research currently forecasts sales of new Class 8 trucks in the U.S. to be approximately 194,000 in 2020.

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

A.C.T. Research currently forecasts sales of new Class 4 through 7 commercial vehicles in the U.S. to be approximately 262,300 units in 2019, compared to 258,200 units in 2018. A.C.T. Research currently forecasts sales of new Class 4 through 7 commercial vehicles in the U.S. to be approximately 266,900 in 2020.

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017

Revenues

Total revenues increased $792.3 million, or 16.8%, in 2018, compared to 2017.

Our Aftermarket Products and Services revenues increased $198.8 million, or 13.5%, in 2018, compared to 2017. This increase was primarily due to network-wide all-makes parts product expansion, increased service technician capacity, investment in technology designed to increase the productivity of our parts operations, increases to our aftermarket sales force and a strong economy.

Our revenues from sales of new and used commercial vehicles increased $565.6 million, or 18.9%, in 2018, compared to 2017.

We sold 14,666 heavy-duty trucks in 2018, a 12.1% increase compared to 13,083 heavy-duty trucks in 2017. Our heavy-duty new truck sales in 2018 increased due to strong growth in truck sales to customers in industries we support, including refuse, energy and construction. Our share of the U.S. Class 8 commercial vehicle sales market decreased to approximately 5.7% in 2018, from 6.6% in 2017. In a robust Class 8 truck market, our market share historically declines.

We sold 12,949 medium-duty commercial vehicles, including 1,453 buses, in 2018, an 18.2% increase compared to 10,952 medium-duty commercial vehicles, including 1,004 buses, in 2017. In 2018, we achieved a 5.0% share of the Class 4 through 7 market in the U.S.

We sold 2,161 light-duty vehicles in 2018, a 30.1% increase compared to 1,661 light-duty vehicles in 2017.

We sold 8,021 used commercial vehicles in 2018, a 13.6% increase compared to 7,060 used commercial vehicles in 2017.

Commercial vehicle lease and rental revenues increased $20.9 million, or 9.6%, in 2018, compared to 2017. This increase was primarily related to increased utilization of the rental fleet.

Finance and insurance revenues increased $2.5 million, or 14.2%, in 2018, compared to 2017. We expect finance and insurance revenue to fluctuate proportionately with our new and used commercial vehicle sales in 2019. Finance and insurance revenues have limited direct costs and, therefore, contribute a disproportionate share of our operating profits.

Other income increased $4.5 million, or 31.4% in 2018, compared to 2017. Other income consists primarily of document fees related to commercial vehicle sales.

Gross Profit

Gross profit increased $148.3 million, or 17.9%, in 2018, compared to 2017. Gross profit as a percentage of sales increased to 17.8% in 2018, from 17.6% in 2017.

Gross margins from our Aftermarket Products and Services operations increased to 37.1% in 2018, from 36.5% in 2017. Gross profit for Aftermarket Products and Services increased to $620.4 million in 2018, from $536.9 million in 2017. Historically, parts operations’ gross margins range from 27% to 29% and service and collision center operations range from 66% to 68%. Gross profits from parts sales represented 58.4% of total gross profit for Aftermarket Products and Services operations in 2018 and 56.6% in 2017. Service and collision center operations represented 41.6% of total gross profit for Aftermarket Products and Services operations in 2018 and 43.4% 2017. We expect blended gross margins on Aftermarket Products and Services operations to range from 37.0% to 37.5% in 2019.

Gross margins on Class 8 commercial vehicle sales increased to 7.9% in 2018, from 7.8% in 2017. In 2019, we expect overall gross margins from Class 8 commercial vehicle sales of approximately 7.0% to 8.0%.

Gross margins on medium-duty commercial vehicle sales decreased to 5.9% in 2018, from 6.0% in 2017. For 2019, we expect overall gross margins from Class 4 through 7 commercial vehicle sales of approximately 5.7% to 6.2%, but this will largely depend upon the mix of purchasers and types of vehicles sold.

Gross margins on used commercial vehicle sales increased to 12.0% in 2018, from 10.5% in 2017. This increase is primarily related to the stabilization of used truck values in 2018. We expect margins on used commercial vehicles to range between 8.0% and 10.0% during 2019.

Gross margins from commercial vehicle lease and rental sales increased to 17.2% in 2018, from 15.8% in 2017. This increase is primarily related to increased rental fleet utilization. We expect gross margins from lease and rental sales of approximately 17.0% to 18.0% during 2019. Our policy is to depreciate our lease and rental fleet using a straight line method over each customer’s contractual lease term. The lease unit is depreciated to a residual value that approximates fair value at the expiration of the lease term. This policy results in us realizing reasonable gross margins while the unit is in service and a corresponding gain or loss on sale when the unit is sold at the end of the lease term.

Finance and insurance revenues and other income, as described above, have limited direct costs and, therefore, contribute a disproportionate share of gross profit.

Selling, General and Administrative Expenses

Selling, General and Administrative (“SG&A”) expenses increased $74.2 million, or 11.8%, in 2018, compared to 2017. SG&A expenses as a percentage of total revenues decreased to 12.8% in 2018, from 13.4% in 2017. SG&A expenses as a percentage of total revenues have ranged from 12.1% to 13.9% over the last five years. In general, when new and used commercial vehicle revenues decrease as a percentage of total revenues, SG&A expenses as a percentage of total revenues will be at, or exceed, the higher end of this range. For 2019, we expect SG&A expenses as a percentage of total revenues to range from 12.5% to 13.0% and the selling portion of SG&A expenses to be approximately 25.0% to 30.0% of new and used commercial vehicle gross profit.

Depreciation and Amortization Expense

Depreciation and amortization expense increased $20.4 million, or 40.8%, in 2018, compared to 2017. This increase is primarily related to the additional amortization expense related to the replacement of our Enterprise Resource Planning software platform (“ERP Platform”) components. We estimate that amortization expense relating to the ERP Platform will be approximately $1.9 million in 2019.

Interest Expense, Net

Net interest expense increased $7.4 million, or 59.9%, in 2018, compared to 2017. This increase is primarily related to the increase in the LIBOR rate over the last year and increased inventory levels, compared to 2017. Net interest expense in 2019 will depend on inventory levels, interest rate fluctuations and the amount of cash available to make prepayments on our floor plan arrangements.

Income before Income Taxes

Income before income taxes increased $46.8 million, or 34.3%, in 2018, compared to 2017, as a result of the factors described above.

Income Taxes

Income tax expense increased $79.8 million in 2018, compared to 2017. This increase in income tax expense is primarily the result of the tax benefit recorded in 2017 based on the reduction of the U.S. Corporate tax rate from the enactment of the Tax Cuts and Jobs Act (the "Tax Act") in December 2017. We incurred a one-time income tax benefit, primarily related to the revaluation of certain deferred tax assets and liabilities due to the reduction of the U.S. corporate tax rate from 35% to 21% of $82.9 million in 2017, as a result of the Tax Act.

In 2018, we recorded a $278,000 tax benefit related to excess tax benefits of equity compensation, which reduced income tax expense. In 2017, we recorded a $5.3 million tax benefit related to excess tax benefits of equity compensation, which reduced income tax expense.

We provided for taxes at a 24.2% effective rate in 2018, compared to an effective rate of 38.25% in 2017, before the tax benefit of $82.9 million related to the Tax Act. We expect our effective tax rate to be approximately 24% to 26% of pretax income in 2018.

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

Revenues

Total revenues increased $497.2 million, or 11.8%, in 2017, compared to 2016.

Our Aftermarket Products and Services revenues increased $138.9 million, or 10.4%, in 2017, compared to 2016. This increase was primarily due to strong general economic conditions, an increase in our heavy-duty truck sales, which generally required upfitting and other pre-delivery services, and an increase in the number of service technicians we employed.

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

Other income decreased $1.2 million, or 8.0% in 2017, compared to 2016. Other income consists primarily of document fees related to commercial vehicle sales.

Gross Profit

Gross profit increased $111.7 million, or 15.6%, in 2017, compared to 2016. Gross profit as a percentage of sales increased to 17.6% in 2017, from 17.0% in 2016.

Gross margins from our Aftermarket Products and Services operations increased to 36.5% in 2017, from 36.1% in 2016. Gross profit for Aftermarket Products and Services increased to $536.9 million in 2017, from $480.9 million in 2016. Historically, parts operations’ gross margins range from 27% to 28% and service and collision center operations range from 67% to 68%. Gross profits from parts sales represented 56.6% of total gross profit for Aftermarket Products and Services operations in 2017 and 55.8% in 2016. Service and collision center operations represented 43.4% of total gross profit for Aftermarket Products and Services operations in 2017 and 44.2% 2016.

Gross margins on Class 8 commercial vehicle sales increased to 7.8% in 2017, from 7.0% in 2016. This increase was attributable to the sales mix in 2017, which consisted of a lower percentage of sales to large fleet customers than in 2016. We recorded a net charge to cost of sales of $8,500 to increase our new heavy-duty commercial vehicle valuation allowance in 2017, compared to $3.2 million in 2016.

Gross margins on medium-duty commercial vehicle sales remained flat at 6.0% in 2017, compared to 2016. We recorded a net charge to cost of sales of $1.9 million to increase our new medium-duty commercial vehicle valuation allowance in 2017, compared to $1.1 million in 2016.

Gross margins on used commercial vehicle sales increased to 10.5% in 2017, from 8.1% in 2016. This increase was primarily related to the stabilization of used truck values in 2017. We recorded a net charge to cost of sales of $3.8 million to increase our used commercial vehicle valuation allowance in 2017, compared to $5.1 million in 2016.

Gross margins from commercial vehicle lease and rental sales increased to 15.8% in 2017, from 12.5% in 2016. This increase was primarily related to increased rental fleet utilization and improvement in the performance of our full service leases.

Finance and insurance revenues and other income, as described above, have limited direct costs and, therefore, contribute a disproportionate share of gross profit.

Selling, General and Administrative Expenses

SG&A expenses increased $43.3 million, or 7.4%, in 2017, compared to 2016. SG&A expenses as a percentage of total revenues decreased to 13.4% in 2017, from 14.0% in 2016.

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

Income Taxes

Income tax expense decreased $61.6 million in 2017, compared to 2016. In 2017, we incurred a one-time income tax benefit of $82.9 million, primarily related to the revaluation of certain deferred tax assets and liabilities due to the reduction of the U.S. corporate tax rate from 35% to 21%, as a result of the Tax Act.

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

Liquidity and Capital Resources

Our short-term cash requirements are primarily for working capital, inventory financing, the renovation and expansion of existing facilities and the construction or purchase of new facilities. Historically, these cash requirements have been met through the retention of profits, borrowings under our floor plan arrangements and bank financings. As of December 31, 2018, we had working capital of approximately $194.6 million, including $131.7 million in cash, available to fund our operations. We believe that these funds, together with expected cash flows from operations, are sufficient to meet our operating requirements for at least the next twelve months. From time to time, we utilize our excess cash on hand to pay down our outstanding borrowings under our Floor Plan Credit Agreement with BMO Harris, and the resulting interest earned is recognized as an offset to our gross interest expense under the Floor Plan Credit Agreement.

We have a secured line of credit that provides for a maximum borrowing of $17.5 million. There were no advances outstanding under this secured line of credit on December 31, 2018, however, $11.6 million was pledged to secure various letters of credit related to self-insurance products, leaving $5.9 million available for future borrowings as of December 31, 2018.

On March 21, 2017, we entered into a working capital facility with BMO Harris (the “Working Capital Facility”). The Working Capital Facility includes up to $100 million of revolving credit loans available to us for working capital, capital expenditures and other general corporate purposes. The amount of the borrowings under the Working Capital Facility are subject to borrowing base limitations based on the value of our eligible parts inventory and company vehicles. The Working Capital Facility includes a $20 million letter of credit sublimit. Borrowings under the Working Capital Facility bear interest at rates based on LIBOR or the Base Rate (as such terms are defined in the Working Capital Facility), plus an applicable margin determined based on outstanding borrowing under the Working Capital Facility. In addition, we are required to pay a commitment fee on the amount unused under the Working Capital Facility. The Working Capital Facility expires on the earlier of (i) March 21, 2020 and (ii) the date on which all commitments under the Working Capital Facility shall have terminated, whether as a result of the occurrence of the Commitment Termination Date (as defined in the Working Capital Facility) or otherwise. There were no advances outstanding under the Working Capital Facility as of December 31, 2018.

Our long-term real estate debt, floor plan financing agreements and the Working Capital Facility require us to satisfy various financial ratios such as the debt-to-worth ratio, leverage ratio and the fixed charge coverage ratio and certain requirements for tangible net worth and GAAP net worth. As of December 31, 2018, we were in compliance with all debt covenants related to debt secured by real estate, lease and rental units, our floor plan credit agreements and the Working Capital Facility. We do not anticipate any breach of the covenants in the foreseeable future.

We expect to purchase or lease trucks worth approximately $165.0 million to $190.0 million for our leasing operations during 2019, depending on customer demand, all of which will be financed. We also expect to make capital expenditures for recurring items such as computers, shop tools and equipment and company vehicles of approximately $30.0 million to $40.0 million during 2019.

We have purchase obligations of approximately $10.0 million as of December 31, 2018 related to a remodel of our facility in Atlanta, Georgia and the purchase of real estate in Irving, Texas.

During the fourth quarter of 2018, we paid a cash dividend of $4.7 million. Additionally, on February 13, 2019, our Board of Directors declared a cash dividend of $0.12 per share of Class A and Class B Common Stock, to be paid on March 15, 2019, to all shareholders of record as of February 25, 2019. The total dividend disbursement is estimated at approximately $4.7 million. We expect to continue paying cash dividends on a quarterly basis. However, there is no assurance as to future dividends because the declaration and payment of such dividends is subject to the business judgment of our Board of Directors and will depend on historic and projected earnings, capital requirements, covenant compliance and financial conditions and such other factors as the Board of Directors deems relevant.

On October 31, 2018, our Board of Directors approved a stock repurchase program authorizing management to repurchase, from time to time, up to an aggregate of $150.0 million of our shares of Class A Common Stock and/or Class B Common Stock. Repurchases, if any, will be made at times and in amounts as we deem appropriate and may be made through open market transactions at prevailing market prices, privately negotiated transactions or by other means in accordance with federal securities laws. The actual timing, number and value of repurchases under the stock repurchase program will be determined by management at its discretion and will depend on a number of factors, including market conditions, stock price and other factors, including those related to the ownership requirements of our dealership agreements with Peterbilt. As of December 31, 2018, we had repurchased $65.9 million of our shares of common stock under the stock repurchase program. The current stock repurchase program expires on December 31, 2019, and may be suspended or discontinued at any time.

We anticipate funding the capital expenditures for the improvement and expansion of existing facilities and recurring expenses through our operating cash flows. We have the ability to fund the construction or purchase of new facilities through our operating cash flows or by financing.

We have no other material commitments for capital expenditures as of December 31, 2018. However, we will continue to purchase vehicles for our lease and rental division and authorize capital expenditures for improvement and expansion of our existing dealership facilities and construction or purchase of new facilities based on market opportunities.

Cash Flows

Cash and cash equivalents increased by $7.2 million during the year ended December 31, 2018, compared to the year ended December 31, 2017, and increased by $42.5 million during the year ended December 31, 2017, compared to the year ended December 31, 2016. The major components of these changes are discussed below.

Cash Flows from Operating Activities

Cash flows from operating activities include net income adjusted for non-cash items and the effects of changes in working capital. During 2018, operating activities resulted in net cash provided by operations of $215.4 million. Net cash provided by operating activities primarily consisted of $139.1 million in net income, as well as non-cash adjustments related to depreciation and amortization of $185.1 million, deferred income tax of $6.0 million and stock-based compensation of $18.1 million. Cash used in operating activities included an aggregate of $132.6 million net change in operating assets and liabilities. Included in the net change in operating assets and liabilities were cash inflows of $76.6 million from the net increase in borrowings on floor plan (trade), $42.8 million from the increases in accounts payable and accrued liabilities, $8.8 million from the increase in customer deposits and $1.9 million from the decrease in other current assets, which were offset by cash outflows of $ 7.7 million from an increase in accounts receivable and $255.0 million from the increase in inventory. The majority of commercial vehicle inventory is financed through our floor plan credit agreements.

During 2017, operating activities resulted in net cash provided by operations of $152.7 million. Net cash provided by operating activities primarily consisted of $172.1 million in net income, as well as non-cash adjustments related to depreciation and amortization of $158.0 million, deferred income tax benefit of $62.2 million and stock-based compensation of $15.6 million. Cash used in operating activities included an aggregate of $130.8 million net change in operating assets and liabilities. Included in the net change in operating assets and liabilities were cash inflows of $19.4 million from the net increase in borrowings on floor plan (trade), $21.1 million from the increases in accounts payable and accrued liabilities, and $8.9 million from the increase in customer deposits, which were offset by cash outflows of $29.4 million from an increase in accounts receivable, $147.5 million from the increase in inventory and $3.2 million from the increase in other current assets.

In June 2012, we entered into a wholesale financing agreement with Ford Motor Credit Company that provides for the financing of, and is collateralized by, our Ford new vehicle inventory. This wholesale financing agreement bears interest at a rate of Prime plus 150 basis points minus certain incentives and rebates. As of December 31, 2018, the interest rate on the wholesale financing agreement was 7.0% before considering the applicable incentives. As of December 31, 2018, we had an outstanding balance of approximately $139.0 million under the Ford Motor Credit Company wholesale financing agreement.

Cash Flows from Investing Activities

During 2018, cash used in investing activities was $227.2 million. Cash flows used in investing activities consist primarily of cash used for capital expenditures. Capital expenditures totaled $238.3 million during 2018 and consisted primarily of purchases of property and equipment, improvements to our existing dealership facilities and $157.4 million for purchases of rental and lease vehicles for the rental and leasing operations, which were directly offset by borrowings of long-term debt. We expect to purchase or lease commercial vehicles worth approximately $165.0 million to $190.0 million for our leasing operations in 2019, depending on customer demand, all of which will be financed. During 2019, we expect to make capital expenditures for recurring items such as computers, shop equipment and company vehicles of $30.0 million to $40.0 million.

During 2017, cash used in investing activities was $206.6 million. Cash flows used in investing activities consisted primarily of cash used for capital expenditures. Capital expenditures of $211.8 million consisted primarily of $55.9 million for purchases of property and equipment and improvements to our existing dealership facilities and $155.9 million for additional units for our rental and leasing operations. Purchases of additional units for our rental and leasing operations were directly offset by borrowings of long-term debt.

Cash Flows from Financing Activities

Cash flows provided by financing activities include borrowings and repayments of long-term debt and net payments of floor plan notes payable. During 2018, our financing activities provided $19.1 million. The cash outflows consisted primarily of $179.5 million used for principal repayments of long-term debt and capital lease obligations and $120.6 million used to purchase 2,857,580 shares of Rush Class A common stock and 405,606 shares of Rush Class B common stock during 2018. Additionally, during 2018, we paid cash dividends of $9.3 million. These cash outflows were partially offset by borrowings of $156.8 million of long-term debt for the purchase of additional units for our rental and leasing operations, $167.8 million from net draws on floor plan notes payable (non-trade) and $3.9 million from the issuance of shares related to equity compensation plans.

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

Most of our commercial vehicle purchases are made on terms requiring payment to the manufacturer within 15 days or less from the date the commercial vehicles are invoiced from the factory. We finance the majority of all new commercial vehicle inventory and the loan value of our used commercial vehicle inventory under the Floor Plan Credit Agreement. The Floor Plan Credit Agreement includes an aggregate loan commitment of $875.0 million. Borrowings under the Floor Plan Credit Agreement bear interest at an annual rate equal to (A) the greater of (i) zero and (ii) three month LIBOR rate, determined on the last day of the prior month, plus (B) 1.51% and are payable monthly. In addition, we are required to pay a monthly working capital fee equal to 0.16% per annum multiplied by the amount of voluntary prepayments of new and used inventory loans. Loans under the Floor Plan Credit Agreement for the purchase of used inventory are limited to $150.0 million. We may terminate the Floor Plan Credit Agreement at any time, although if we do so we must pay a prepayment processing fee equal to 1.0% of the aggregate revolving loan commitments if such termination occurs prior to the June 30, 2019 expiration date, subject to specified limited exceptions. On December 31, 2018, we had approximately $798.4 million outstanding under the Floor Plan Credit Agreement. The average daily outstanding borrowings under the Floor Plan Credit Agreement were $682.8 million during the year ended December 31, 2018. We utilize our excess cash on hand to pay down our outstanding borrowings under the Floor Plan Credit Agreement, and the resulting interest earned is recognized as an offset to our gross interest expense under the Floor Plan Credit Agreement.

Navistar Financial Corporation and Peterbilt offer trade terms that provide an interest-free inventory stocking period for certain new commercial vehicles.  If the commercial vehicle is not sold within the interest-free period, we then finance the commercial vehicle under the Floor Plan Credit Agreement.

Cyclicality

Our business is dependent on a number of factors including general economic conditions, fuel prices, interest rate fluctuations, credit availability, environmental and other government regulations and customer business cycles. Unit sales of new commercial vehicles have historically been subject to substantial cyclical variation based on these general economic conditions. According to data published by A.C.T. Research, in recent years, total U.S. retail sales of new Class 8 commercial vehicles have ranged from a low of approximately 97,000 in 2009, to a high of approximately 255,711 in 2018. Through geographic expansion, concentration on higher margin Aftermarket Products and Services and diversification of our customer base, we have attempted to reduce the negative impact of adverse general economic conditions or cyclical trends affecting the Class 8 commercial vehicle industry on our earnings.

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

Contractual Obligations

We have certain contractual obligations that will impact both our short and long-term liquidity. As of December 31, 2018, such obligations were as follows (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Long-term debt obligations (1)	$601,173	$161,955	$259,507	$149,090	$30,621
Capital lease obligations(2)	75,160	22,033	34,007	16,157	2,963
Operating lease obligations(3)	65,688	12,295	18,656	12,274	22,463
Floor plan debt obligation	1,023,019	1,023,019	−	−	−
Interest obligations (4)	97,835	60,940	27,473	8,743	679
Purchase obligations (5)	12,850	10,962	1,888	−	−
Total	$1,875,725	$1,291,204	$341,531	$186,264	$56,726

(1)	Refer to Note 8 of Notes to Consolidated Financial Statements.

(2)	Refer to Note 10 of Notes to Consolidated Financial Statements. Amounts include interest.

(3)	Refer to Note 10 of Notes to Consolidated Financial Statements.

(4)

In computing interest expense, we used our weighted average interest rate outstanding on fixed rate debt to estimate our interest expense on fixed rate debt. We used our weighted average variable interest rate on outstanding variable rate debt as of December 31, 2018, and added 0.25 percent per year to estimate our interest expense on variable rate debt.

(5)

Purchase obligations represent non-cancelable contractual obligations as of December 31, 2018, related to our construction contract for a facility in Atlanta, Georgia, purchase of a building in Irving, Texas and our contract with SAP America, Inc. with respect to the software license agreement for the ERP Platform that we use.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Market risk represents the risk of loss that may impact the financial position, results of operations, or cash flows of the Company due to adverse changes in financial market prices, including interest rate risk, and other relevant market rate or price risks.

We are exposed to market risk through interest rates related to our floor plan financing agreements, the Working Capital Facility, variable rate real estate debt and discount rates related to finance sales. The majority of floor plan debt and variable rate real estate debt is based on LIBOR. As of December 31, 2018, we had floor plan borrowings and variable interest rate real estate debt of approximately $1,103.4 million. Assuming an increase or decrease in LIBOR of 100 basis points, annual interest expense could correspondingly increase or decrease by approximately $11.0 million.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Shareholders and the Board of Directors of Rush Enterprises, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Rush Enterprises, Inc. and subsidiaries (the Company) as of December 31, 2018 and 2017, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework), and our report dated February 25, 2019, expressed an unqualified opinion thereon.

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

San Antonio, Texas

February 25, 2019

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Shares and Per Share Amounts)

	December 31,	December 31,
	2018	2017

Assets
Current assets:
Cash and cash equivalents	$131,726	$124,541
Accounts receivable, net	190,650	183,875
Note receivable affiliate	12,885	11,914
Inventories, net	1,339,923	1,033,294
Prepaid expenses and other	10,491	11,969
Assets held for sale	2,269	9,505
Total current assets	1,687,944	1,375,098
Investments	–	6,375
Property and equipment, net	1,184,053	1,159,595
Goodwill, net	291,391	291,391
Other assets, net	37,962	57,680
Total assets	$3,201,350	$2,890,139

Liabilities and shareholders’ equity
Current liabilities:
Floor plan notes payable	$1,023,019	$778,561
Current maturities of long-term debt	161,955	145,139
Current maturities of capital lease obligations	19,631	17,119
Trade accounts payable	127,451	107,906
Customer deposits	36,183	27,350
Accrued expenses	125,056	96,132
Total current liabilities	1,493,295	1,172,207
Long-term debt, net of current maturities	439,218	466,389
Capital lease obligations, net of current maturities	49,483	66,022
Other long-term liabilities	11,118	9,837
Deferred income taxes, net	141,308	135,311
Shareholders’ equity:
Preferred stock, par value $.01 per share; 1,000,000 shares authorized; 0 shares outstanding in 2018 and 2017	–	–
Common stock, par value $.01 per share; 60,000,000 Class A shares and 20,000,000 Class B shares authorized; 28,709,636 Class A shares and 8,290,277 Class B shares outstanding in 2018; and 31,345,116 Class A shares and 8,469,247 Class B shares outstanding in 2017	458	454
Additional paid-in capital	370,025	348,044
Treasury stock, at cost: 3,791,751 Class A shares and 5,030,787 Class B shares in 2018 and 934,171 Class A shares and 4,625,181 Class B shares in 2017	(245,842)	(120,682)
Retained earnings	942,287	812,557
Total shareholders’ equity	1,066,928	1,040,373
Total liabilities and shareholders’ equity	$3,201,350	$2,890,139

The accompanying notes are an integral part of these consolidated financial statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Amounts)

	Year Ended December 31,
	2018	2017	2016

Revenues:
New and used commercial vehicle sales	$3,558,637	$2,993,015	$2,640,019
Aftermarket products and services sales	1,670,052	1,471,266	1,332,356
Lease and rental	238,238	217,356	208,154
Finance and insurance	20,535	17,988	18,582
Other	18,728	14,257	15,503
Total revenue	5,506,190	4,713,882	4,214,614
Cost of products sold:
New and used commercial vehicle sales	3,280,966	2,766,461	2,463,124
Aftermarket products and services sales	1,049,684	934,394	851,438
Lease and rental	197,271	183,091	182,040
Total cost of products sold	4,527,921	3,883,946	3,496,602
Gross profit	978,269	829,936	718,012
Selling, general and administrative	705,226	631,053	587,778
Depreciation and amortization	70,489	50,069	51,261
Gain (loss) on sale of assets	297	(105)	1,755
Operating income	202,851	148,709	80,728
Interest income (expense):
Interest income	1,376	891	621
Interest expense	(21,058)	(13,201)	(14,900)
Total interest expense, net	19,682	12,310	14,279
Income before taxes	183,169	136,399	66,449
Income tax provision (benefit)	44,107	(35,730)	25,867
Net income	$139,062	$172,129	$40,582

Earnings per common share:
Basic	$3.55	$4.34	$1.02
Diluted	$3.45	$4.20	$1.00

The accompanying notes are an integral part of these consolidated financial statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands)

	Year Ended December 31,
	2018	2017	2016

Net income	$139,062	$172,129	$40,582
Other comprehensive income before tax and net of reclassification adjustments:
Change in fair value of available-for-sale securities	–	469	32
Other comprehensive income, before tax	–	469	32
Income tax expense related to components of other comprehensive income	–	183	13
Other comprehensive income, net of tax	–	286	19
Comprehensive income	$139,062	$172,415	$40,601

The accompanying notes are an integral part of these consolidated financial statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In Thousands)

	Common Stock						Accumulated
	Shares Outstanding		$0.01 Par	Additional Paid-In	Treasury	Retained	Other Comprehensive
	Class A	Class B	Value	Capital	Stock	Earnings	Loss	Total

Balance, December 31, 2015	30,304	10,093	$430	$288,294	$(43,368)	$599,846	$(305)	$844,897

Stock options exercised and stock awards (including tax expense of $294)	494	–	5	6,152	–	–	–	6,157
Stock-based compensation related to stock options, restricted shares and employee stock purchase plan	–	–	–	12,875	–	–	–	12,875
Vesting of restricted share awards	6	186	2	(725)	–	–	–	(723)
Issuance of common stock under employee stock purchase plan	137	–	1	2,531	–	–	–	2,532
Common stock repurchases	(934)	(1,034)	–	–	(43,514)	–	–	(43,514)
Other comprehensive income	–	–	–	–	–	–	19	19
Net income	–	–	–	–	–	40,582	–	40,582

Balance, December 31, 2016	30,007	9,245	$438	$309,127	$(86,882)	$640,428	$(286)	$862,825

Stock options exercised and stock awards	1,219	–	12	22,355	–	–	–	22,367
Stock-based compensation related to stock options, restricted shares and employee stock purchase plan	–	–	–	15,606	–	–	–	15,606
Vesting of restricted share awards	7	199	3	(1,518)	–	–	–	(1,515)
Issuance of common stock under employee stock purchase plan	113	–	1	2,474	–	–	–	2,475
Common stock repurchases	–	(975)	–	–	(33,800)	–	–	(33,800)
Other comprehensive income	–	–	–	–	–	–	286	286
Net income	–	–	–	–	–	172,129	–	172,129

Balance, December 31, 2017	31,345	8,469	$454	$348,044	$(120,682)	$812,557	$–	$1,040,373

Stock options exercised and stock awards	138	–	1	2,742	–	–	–	2,743
Stock-based compensation related to stock options, restricted shares and employee stock purchase plan	–	–	–	18,059	–	–	–	18,059
Vesting of restricted share awards	–	227	2	(1,749)	–	–	–	(1,747)
Issuance of common stock under employee stock purchase plan	84	–	1	2,929	–	–	–	2,930
Common stock repurchases	(2,857)	(406)	–	–	(125,160)	–	–	(125,160)
Cash dividends declared on Class A common stock						(7,324)		(7,324)
Cash dividends declared on Class B common stock						(2,008)		(2,008)
Net income	–	–	–	–	–	139,062	–	139,062

Balance, December 31, 2018	28,710	8,290	$458	$370,025	$(245,842)	$942,287	$–	$1,066,928

The accompanying notes are an integral part of these consolidated financial statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Year Ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Net income	$139,062	$172,129	$40,582
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	185,122	157,951	157,627
(Gain) loss on sale of property and equipment, net	(297)	105	(1,755)
Loss on impairment of assets	−	−	8,247
Stock-based compensation expense related to employee stock options and employee stock purchases	18,059	15,606	12,875
Provision (benefit) for deferred income tax expense	5,997	(62,203)	8,331
Excess tax expense from stock-based compensation	−	−	294
Change in accounts receivable, net	(7,746)	(29,424)	1,673
Change in inventories	(255,040)	(147,453)	291,773
Change in prepaid expenses and other, net	1,907	(3,383)	24,155
Change in trade accounts payable	18,490	8,964	(22,411)
Draws on floor plan notes payable – trade, net	76,646	19,355	3,989
Change in customer deposits	8,833	8,932	(4,020)
Change in accrued expenses	24,331	12,158	(190)
Net cash provided by operating activities	215,364	152,737	521,170
Cash flows from investing activities:
Acquisition of property and equipment	(238,260)	(209,917)	(196,965)
Proceeds from the sale of property and equipment	6,325	3,968	12,494
Business acquisitions	−	(2,180)	(681)
Proceeds from the sale of available for sale securities	6,375	325	450
Other	(1,683)	1,241	(4,708)
Net cash used in investing activities	(227,243)	(206,563)	(189,410)
Cash flows from financing activities:
Draws (payments) on floor plan notes payable – non-trade, net	167,812	112,261	(211,802)
Proceeds from long-term debt	156,751	152,563	121,188
Principal payments on long-term debt	(167,106)	(145,038)	(164,940)
Principal payments on capital lease obligations	(12,429)	(12,449)	(23,479)
Proceeds from issuance of shares relating to employee stock options and employee stock purchases	3,926	23,327	8,260
Excess tax expense from stock-based compensation	−	−	(294)
Common stock repurchased	(120,558)	(33,800)	(43,514)
Payments of cash dividends	(9,332)	−	−
Debt issuance costs	−	(523)	−
Net cash provided by (used in) financing activities	19,064	96,341	(314,581)
Net increase (decrease) in cash and cash equivalents	7,185	42,515	17,179
Cash and cash equivalents, beginning of year	124,541	82,026	64,847
Cash and cash equivalents, end of year	$131,726	$124,541	$82,026
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$42,752	$34,149	$37,904
Income taxes paid (refunded), net	$28,674	$31,323	$(10,939)
Noncash investing and financing activities:
Assets acquired under capital leases	$4,914	$15,205	$24,207

The accompanying notes are an integral part of these consolidated financial statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND OPERATIONS:

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

Inventories

Inventories are stated at the lower of cost or net realizable value. Cost is determined by specific identification of new and used commercial vehicle inventory and by the first-in, first-out method for tires, parts and accessories. As the market value of the Company’s inventory typically declines over time, reserves are established based on historical loss experience and market trends. These reserves are charged to cost of sales and reduce the carrying value of the Company’s inventory on hand. An allowance is provided when it is anticipated that cost will exceed net realizable value less a reasonable profit margin.

Property and Equipment

Property and equipment are stated at cost and depreciated over their estimated useful lives. Leasehold improvements are amortized over the useful life of the improvement, or the term of the lease, whichever is shorter. Provision for depreciation of property and equipment is calculated primarily on a straight-line basis. The Company capitalizes interest on borrowings during the active construction period of major capital projects. Capitalized interest, when incurred, is added to the cost of underlying assets and is amortized over the estimated useful life of such assets. The Company capitalized interest of approximately $357,600 related to major capital projects during 2018. The cost, accumulated depreciation and amortization and estimated useful lives of certain of the Company’s assets are summarized as follows (in thousands):

	2018	2017	Estimated Life (Years)
Land	$134,873	$129,805		–
Buildings and improvements	434,049	404,679	10	–	39
Leasehold improvements	27,165	26,765	2	–	39
Machinery and shop equipment	73,578	65,694	5	–	20
Furniture, fixtures and computers	67,330	63,475	3	–	15
Transportation equipment	92,385	81,158	2	–	15
Lease and rental vehicles	914,708	894,905	2	–	8
Construction in progress	16,310	8,043
Accumulated depreciation and amortization	(576,345)	(514,929)

Total	$1,184,053	$1,159,595

The Company recorded depreciation expense of $149.1 million and amortization expense of $36.0 million for the year ended December 31, 2018, depreciation expense of $140.3 million and amortization expense of $17.6 million for the year ended December 31, 2017 and depreciation expense of $140.6 million and amortization expense of $17.0 million for the year ended December 31, 2016.

As of December 31, 2018, the Company had $66.4 million in lease and rental vehicles under various capital leases included in property and equipment, net of accumulated amortization of $44.6 million. The Company recorded depreciation and amortization expense of $114.6 million related to lease and rental vehicles in lease and rental cost of products sold for the year ended December 31, 2018, $107.9 million for the year ended December 31, 2017 and $106.3 million for the year ended December 31, 2016.

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

No impairment write down was required in the fourth quarter of 2018. However, the Company cannot predict the occurrence of certain events that might adversely affect the reported value of goodwill in the future.

The following table sets forth the change in the carrying amount of goodwill for the Company for the years ended December 31, 2018 and 2017 (in thousands):

Balance January 1, 2017	$290,191
Acquisition	1,200
Balance December 31, 2017 and 2018	$291,391

Other Assets

ERP Platform

The total capitalized costs of the Company’s SAP enterprise resource planning software platform (“ERP Platform”) of $10.8 million are recorded on the Consolidated Balance Sheet in Other Assets. Amortization expense relating to the ERP Platform, which is recognized in depreciation and amortization expense in the Consolidated Statements of Income and Comprehensive Income, was $21.7 million for the year ended December 31, 2018 and $3.4 million for the year ended December 31, 2017. The Company estimates that amortization expense relating to the ERP Platform will be approximately $1.9 million for each of the next five years.

In the first quarter of 2018, as part of an assessment that involved a technical feasibility study of the then current ERP Platform, the Company determined that a majority of the components of this ERP Platform would require replacement earlier than originally anticipated; in prior disclosures, the Company had referred to the ERP Platform separately as the SAP enterprise software and SAP dealership management system. In accordance with Accounting Standards Codification (“ASC”) Topic 350-40, in the first quarter of 2018, the Company adjusted the useful life of these components that were replaced so that the respective net book values of the components were fully amortized upon replacement in May 2018. The Company amortized the remaining net book value of the components that were replaced on a straight-line basis in February 2018 through May 2018. The Company recognized $19.9 million of amortization expense in 2018 related to the components of the ERP Platform that were replaced. The ERP Platform asset and related amortization are reflected in the Truck Segment.

Franchise Rights

The Company’s only significant identifiable intangible assets, other than goodwill, are rights under franchise agreements with manufacturers. The fair value of the franchise right is determined at the acquisition date by discounting the projected cash flows specific to each acquisition. The carrying value of the Company’s manufacturer franchise rights was $7.0 million at December 31, 2018 and December 31, 2017, and is included in Other Assets on the accompanying consolidated balance sheets. The Company has determined that manufacturer franchise rights have an indefinite life, as there are no economic or other factors that limit their useful lives and they are expected to generate cash flows indefinitely due to the historically long lives of the manufacturers’ brand names. Furthermore, to the extent that any agreements evidencing manufacturer franchise rights have expiration dates, the Company expects that it will be able to renew those agreements in the ordinary course of business. Accordingly, the Company does not amortize manufacturer franchise rights.

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

No impairment write down was required in the fourth quarter of 2018. The Company cannot predict the occurrence of certain events that might adversely affect the reported value of manufacturer franchise rights in the future.

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

Revenue Recognition Policies

Effective January 1, 2018, the Company adopted ASU 2014-09, “Revenue from Contracts with Customers (“Topic 606”),” using the modified retrospective transition method.  This standard applies to all contracts with customers, except for contracts that are within the scope of other standards, such as leases, insurance, collaboration arrangements and financial instruments.  Under Topic 606, the Company recognizes revenue when a customer obtains control of promised goods or services, in an amount that reflects the consideration which the Company expects to receive in exchange for those goods or services.  To determine revenue recognition for arrangements that the Company determines are within the scope of Topic 606, the Company performs the following five steps: (i) identify the contract with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the Company satisfies a performance obligation.  The Company only applies the five-step model to contracts when it is probable that it will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer.  At contract inception, once the contract is determined to be within the scope of Topic 606, the Company assesses the goods or services promised within each contract and determines those that are performance obligations. The Company then assess whether each promised good or service is distinct and recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.  For a complete discussion of accounting for revenue, see Note 20 – Revenue of the Notes to Consolidated Financial Statements.

Lease and rental revenue is recognized over the period of the related lease or rental agreement. Contingent rental revenue is recognized when it is earned.

Cost of Sales

For the Company’s new and used commercial vehicle operations, cost of sales consists primarily of the Company’s actual purchase price plus make-ready expenses, less any applicable manufacturers’ incentives. For the Company’s parts operations, cost of sales consists primarily of the Company’s actual purchase price, less any applicable manufacturers’ incentives. For the Company’s service and collision center operations, technician labor cost is the primary component of cost of sales. For the Company’s rental and leasing operations, cost of sales consists primarily of depreciation and amortization, rent, maintenance costs, license costs and interest expense on the lease and rental fleet owned and leased by the Company. There are no costs of sales associated with the Company’s finance and insurance revenue or other revenue.

Taxes Assessed by a Governmental Authority

The Company accounts for sales taxes assessed by a governmental authority that are directly imposed on a revenue-producing transaction on a net (excluded from revenues) basis.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of incentive based compensation for sales, finance and general management personnel, salaries for administrative personnel and expenses for rent, marketing, insurance, utilities, research and development and other general operating purposes.

Stock Based Compensation

The Company applies the provisions of ASC topic 718-10, “Compensation – Stock Compensation,” which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including grants of employee stock options, restricted stock units, restricted stock awards and employee stock purchases under the Employee Stock Purchase Plan, based on estimated fair values.

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

The following table reflects the weighted-average fair value of stock options granted during each period using the Black-Scholes option valuation model with the following weighted-average assumptions used:

	2018	2017	2016
Expected stock volatility	31.68%	33.54%	35.63%
Weighted-average stock volatility	31.68%	33.54%	35.63%
Expected dividend yield	0.00%	0.00%	0.00%
Risk-free interest rate	2.69%	2.17%	1.64%
Expected life (years)	6.0	6.0	6.0
Weighted-average fair value of stock options granted	$15.46	$12.33	$6.54

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

Advertising Costs

Advertising costs are expensed as incurred. Advertising and marketing expense was $10.4 million for 2018, $9.5 million for 2017 and $6.8 million for 2016. Advertising and marketing expense is included in selling, general and administrative expense.

Accounting for Internal Use Software

The Company’s accounting policy with respect to accounting for computer software developed or obtained for internal use is consistent with ASC topic 350-40, which provides guidance on accounting for the costs of computer software developed or obtained for internal use and identifies characteristics of internal-use software.  The Company has capitalized software costs, including capitalized interest, of approximately $10.8 million at December 31, 2018, net of accumulated amortization of $8.3 million, and had $31.9 million, net of accumulated amortization of $20.0 million at December 31, 2017.

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

The Company adopted Topic 842 on January 1, 2019. The Company will apply a modified retrospective transition approach for all leases existing at, or entered into after, January 1, 2019. Upon adoption, the Company is applying the practical expedients permitted within Topic 842, which among other things, allows it to retain its existing assessment of whether an arrangement is, or contains, a lease and is classified as an operating or finance lease. The Company made an accounting policy election that keeps leases with an initial term of twelve months or less off of the balance sheet and results in recognizing those lease payments in the Consolidated Statements of Income and Comprehensive Income on a straight-line basis over the lease term. The Company estimates that the adoption of Topic 842 will result in the recognition of right-of-use assets and lease liabilities for operating leases of approximately $51.9 million on its Consolidated Balance Sheets, with no material impact to its Consolidated Statements of Income and Comprehensive Income.

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

Manufacturer	Expiration Dates
Peterbilt	March 2019 through January 2022
International	May 2020 through October 2023
Isuzu	Indefinite
Hino	Indefinite
Ford	Indefinite
Blue Bird	August 2019
IC Bus	May 2020 through December 2022

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

The Company purchases its new Peterbilt vehicles from Peterbilt and most of the parts sold at its Peterbilt dealerships from PACCAR, Inc, the parent company of Peterbilt, at prevailing prices charged to all franchised dealers. Sales of new Peterbilt trucks accounted for approximately 62.5% of the Company’s new vehicle sales revenue for the year ended December 31, 2018, 65.2% of the Company’s new vehicle sales revenue for the year ended December 31, 2017, and 61.0% of the Company’s new vehicle sales revenue for the year ended December 31, 2016.

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

4.	ACCOUNTS RECEIVABLE:

The Company’s accounts receivable, net, consisted of the following (in thousands):

	December 31,
	2018	2017

Trade accounts receivable from sale of vehicles	$100,013	$104,779
Trade receivables other than vehicles	60,716	57,697
Warranty claims	10,427	9,473
Other accounts receivable	20,910	12,753
Less allowance for bad debt and warranty claims	(1,416)	(826)

Total	$190,650	$183,875

5.	INVENTORIES:

The Company’s inventories, net, consisted of the following (in thousands):

	December 31,
	2018	2017

New commercial vehicles	$976,464	$747,531
Used commercial vehicles	96,126	76,488
Parts and accessories	259,396	205,534
Other	19,573	15,924
Less allowance	(11,636)	(12,183)

Total	$1,339,923	$1,033,294

6.	VALUATION ACCOUNTS:

Valuation and allowance accounts include the following (in thousands):

	Balance Beginning of Year	Net Charged to Costs and Expenses	Net Write- Offs	Balance End of Year

2018
Reserve for accounts receivable	$616	$2,183	$(1,812)	$987
Reserve for warranty receivables	210	2,031	(1,812)	429
Reserve for parts inventory	6,230	2,744	(1,924)	7,050
Reserve for commercial vehicle inventory	5,953	3,550	(4,916)	4,587

2017
Reserve for accounts receivable	$549	$625	$(558)	$616
Reserve for warranty receivables	114	713	(617)	210
Reserve for parts inventory	4,885	1,414	(69)	6,230
Reserve for commercial vehicle inventory	5,102	5,997	(5,146)	5,953

2016
Reserve for accounts receivable	$506	$1,415	$(1,372)	$549
Reserve for warranty receivables	105	833	(824)	114
Reserve for parts inventory	7,291	3,400	(5,806)	4,885
Reserve for commercial vehicle inventory	6,541	9,623	(11,062)	5,102

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

The interest rate under the Company’s Floor Plan Credit Agreement is the three month LIBOR rate plus 1.51%. The interest rate applicable to the Company’s Floor Plan Credit Agreement was approximately 4.26% at December 31, 2018. The Company utilizes its excess cash on hand to pay down its outstanding borrowings under its Floor Plan Credit Agreement, and the resulting interest earned is recognized as an offset to the Company’s gross interest expense under the Floor Plan Credit Agreement. The Company is required to pay a monthly working capital fee equal to 0.16% per annum multiplied by the amount of voluntary prepayments of new and used inventory loans.

The Company finances substantially all of the purchase price of its new commercial vehicle inventory, and the loan value of its used commercial vehicle inventory, under its Floor Plan Credit Agreement, under which BMO Harris pays the manufacturer directly with respect to new commercial vehicles. Amounts borrowed under the Company’s Floor Plan Credit Agreement are due when the related commercial vehicle inventory (collateral) is sold and the sales proceeds are collected by the Company. The Company’s Floor Plan Credit Agreement expires June 30, 2019, although BMO Harris has the right to terminate the Floor Plan Credit Agreement at any time upon 120 days’ written notice. The Company may terminate the Floor Plan Credit Agreement at any time, although if it does so, it must pay a prepayment processing fee equal to $500,000 if such termination occurs prior to June 30, 2019, subject to specified limited exceptions. On December 31, 2018, the Company had approximately $798.4 million outstanding under its Floor Plan Credit Agreement.

In June 2012, the Company entered into a wholesale financing agreement with Ford Motor Credit Company that provides for the financing of, and is collateralized by, the Company’s new Ford vehicle inventory. This wholesale financing agreement bears interest at a rate of Prime plus 150 basis points minus certain incentives and rebates. As of December 31, 2018, the interest rate on the wholesale financing agreement was 7.0% before considering the applicable incentives. On December 31, 2018, the Company had an outstanding balance of approximately $139.0 million under the Ford Motor Credit Company wholesale financing agreement.

The Company’s weighted average interest rate for floor plan notes payable was 1.9% for the year ended December 31, 2018, and 1.4% for the year ended December 31, 2017, which is net of interest related to prepayments of new and used inventory loans.

Assets pledged as collateral were as follows (in thousands):

	December 31,
	2018	2017
Inventories, new and used vehicles at cost based on specific identification, net of allowance	$1,068,003	$818,066
Vehicle sale related accounts receivable	100,013	104,779

Total	$1,168,016	$922,845

Floor plan notes payable related to vehicles	$1,023,019	$778,561

Lines of Credit

The Company has a secured line of credit that provides for a maximum borrowing of $17.5 million. There were no advances outstanding under this secured line of credit at December 31, 2018; however, $11.6 million was pledged to secure various letters of credit related to self-insurance products, leaving $5.9 million available for future borrowings as of December 31, 2018.

The Company has a Working Capital Facility with BMO Harris. The Working Capital Facility includes up to $100 million of revolving credit loans available to us for working capital, capital expenditures and other general corporate purposes. The amount of the borrowings under the Working Capital Facility are subject to borrowing base limitations based on the value of our eligible parts inventory and company vehicles. The Working Capital Facility includes a $20 million letter of credit sublimit. Borrowings under the Working Capital Facility bear interest at rates based on LIBOR or the Base Rate (as such terms are defined in the Working Capital Facility), plus an applicable margin determined based on outstanding borrowing under the Working Capital Facility. In addition, we are required to pay a commitment fee on the amount unused under the Working Capital Facility. The Working Capital Facility expires on the earlier of (i) March 21, 2020 and (ii) the date on which all commitments under the Working Capital Facility shall have terminated, whether as a result of the occurrence of the Commitment Termination Date (as defined in the Floor Plan Working Capital Facility) or otherwise. There were no advances outstanding under the Working Capital Facility as of December 31, 2018.

8.	LONG-TERM DEBT:

Long-term debt was comprised of the following (in thousands):

	December 31,
	2018	2017

Variable interest rate term notes	$80,355	$96,157
Fixed interest rate term notes	520,818	515,371

Total debt	601,173	611,528

Less: current maturities	(161,955)	(145,139)

Total long-term debt, net of current maturities	$439,218	$466,389

As of December 31, 2018, long-term debt maturities were as follows (in thousands):

2019	$161,955
2020	158,815
2021	103,938
2022	88,155
2023	57,689
Thereafter	30,621

Total	$601,173

The interest rates on the Company’s variable interest rate notes are based on various LIBOR benchmark rates. The interest rates on the notes ranged from approximately 4.0% to 4.5% on December 31, 2018. Payments on the notes range from approximately $5,330 to $125,833 per month, plus interest. Maturities of these notes range from May 2019 to June 2025.

The Company’s fixed interest rate notes had interest rates that ranged from approximately 2.95% to 7.61% on December 31, 2018. Payments on the notes range from $255 to $72,315 per month. Maturities of these notes range from January 2019 to September 2028.

The proceeds from the issuance of the notes were used primarily to acquire land, buildings and improvements and vehicles for the Company’s lease and rental fleet. The notes are secured by the assets acquired with the proceeds of such notes.

The Company’s long-term real estate debt agreements, floor plan financing arrangements and the Working Capital Facility require the Company to satisfy various financial ratios such as the debt to worth ratio, leverage ratio, the fixed charge coverage ratio and certain requirements for tangible net worth and GAAP net worth. As of December 31, 2018, the Company was in compliance with all debt covenants. The Company does not anticipate any breach of the covenants in the foreseeable future.

9.	FINANCIAL INSTRUMENTS AND FAIR VALUE:

The Company measures certain financial assets and liabilities at fair value on a recurring basis. Financial instruments consist primarily of cash, accounts receivable, accounts payable and floor plan notes payable. The carrying values of the Company’s financial instruments approximate fair value due either to their short-term nature or existence of variable interest rates, which approximate market rates. Certain methods and assumptions were used by the Company in estimating the fair value of financial instruments at December 31, 2018, and 2017. The carrying value of current assets and current liabilities approximates the fair value due to the short maturity of these items.

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

On December 31, 2018, the Company did not hold any auction rate securities. The issuer redeemed, at par, all of the remaining auction rate securities in the third quarter of 2018. On December 31, 2017, the Company held auction rate securities with underlying tax-exempt municipal bonds that matured in 2030 and had a fair value and a cost basis of $6.4 million.

Long-Lived Assets

During the first quarter of 2016, the Company instituted plans to consolidate its dealership network. In 2016, the Company recorded an impairment charge related to the value of the real estate in the affected locations and a write-down of certain excess real estate in the amount of $7.5 million.

The fair value measurements for the Company’s long-lived assets are based on Level 3 inputs. Fair values of the value of the real estate were determined based on evaluations by a third-party real estate broker that utilized its knowledge and historical experience in real estate markets and transactions. During 2016 and 2017, the Company sold seven of the properties previously classified as held for sale with a fair value of $8.3 million. In 2018, the Company sold four of the properties with an aggregate fair value of $4.7 million. During the third quarter of 2017, the Company made the decision to put one of the properties previously classified as “held for sale” with a fair value of $1.4 million back into service. During the fourth quarter of 2018, the Company made the decision to put one of the properties previously classified as “held for sale” with a fair value of $2.6 million back into service. As of December 31, 2018, the remaining real estate associated with the restructuring activities is included in assets held for sale on the Consolidated Balance Sheets.

The following table presents long-lived assets measured and recorded at fair value on a nonrecurring basis (in thousands):

Description	Fair Value Measurements Using Significant Unobservable Inputs December 31, 2018
Long-lived assets held for sale	$2,269

For further discussion of assets held for sale, see Note 19 – Restructuring Costs of the Notes to Consolidated Financial Statements.

10.	LEASING ACTIVITIES:

Vehicle Leases as Lessee

The Company leases vehicles, as lessee, primarily over periods ranging from one to ten years under operating lease and capital lease arrangements. Generally, the Company is required to incur all operating costs and pay a minimum rental. The Company usually guarantees the residual value of vehicles under operating lease and capital lease arrangements. At December 31, 2018, the Company guaranteed vehicle residual values of approximately $38.0 million under operating lease and capital lease arrangements. Historically, the Company purchases these vehicles at the end of the lease term and recognizes a gain on the subsequent sale of the vehicle. Vehicle lease expenses were approximately $2.5 million for the year ended December 31, 2018, $0.9 million for the year ended December 31, 2017 and $1.3 million for the year ended December 31, 2016.

As discussed below, these vehicles are then subleased by the Company to customers under various agreements. Future minimum sublease rentals to be received by the Company under non-cancelable subleases, as described below, are $72.8 million.

Future minimum lease payments under capital and non-cancelable vehicle leases as of December 31, 2018, are as follows (in thousands):

	Capital Leases	Operating Leases
2019	$22,033	$3,580
2020	19,113	3,264
2021	14,894	2,764
2022	11,062	2,479
2023	5,095	1,957
Thereafter	2,963	1,246

Total minimum lease payments	$75,160	$15,290
Less amount representing interest	(6,046)
Present value of net minimum capital lease payments	69,114
Less current portion	(19,631)
Obligations under capital leases less current portion	$49,483

Customer Vehicle Leases as Lessor

The Company, through its PacLease and Idealease franchises, leases vehicles that the Company owns or leases to customers primarily over periods of one to ten years, under operating lease arrangements that require a minimum rental payment and a contingent rental payment based on usage. Rental income during the year ended December 31, 2018 consisted of minimum rental payments of approximately $209.3 million and contingent rental payments of $30.0 million. Rental income during the year ended December 31, 2017 consisted of minimum rental payments of approximately $187.4 million and contingent rental payments of $29.0 million. Rental income during the year ended December 31, 2016 consisted of minimum rental payments of approximately $182.1 million and contingent rental payments of $27.8 million. Minimum rental payments to be received for non-cancelable leases and subleases in effect as of December 31, 2018, are as follows (in thousands):

2019	$97,906
2020	79,784
2021	57,486
2022	37,212
2023	21,813
Thereafter	12,980

Total	$307,181

As of December 31, 2018, the Company had $576.0 million of lease and rental vehicles included in property and equipment, net of accumulated depreciation of $338.7 million. As of December 31, 2017, the Company had $584.4 million of lease and rental vehicles included in property and equipment, net of accumulated depreciation of $310.5 million.

Other Leases - Land and Buildings

The Company leases various assets under operating leases with expiration dates ranging from February 2019 through June 2102. Monthly rental payments range from approximately $275 per month to $38,091 per month. Rental expense was $10.7 million for the year ended December 31, 2018, $9.5 million for the year ended December 31, 2017, and $10.3 million for the year ended December 31, 2016. Future minimum lease payments under non-cancelable leases at December 31, 2018, are as follows (in thousands):

2019	$8,715
2020	7,202
2021	5,426
2022	4,599
2023	3,239
Thereafter	21,217

Total	$50,398

11.	SHARE BASED COMPENSATION AND EMPLOYEE BENEFIT PLANS:

Employee Stock Purchase Plan

The Company’s 2004 Employee Stock Purchase Plan, as amended and restated (the “Employee Stock Purchase Plan”) allows eligible employees to contribute up to $10,625 of their base earnings every six months toward the semi-annual purchase of the Company’s Class A Common Stock. The employee’s purchase price is 85% of the lesser of the closing price of the Class A Common Stock on the first business day or the last business day of the semi-annual offering period, as reported by The NASDAQ Global Select Market. Employees may purchase shares having a fair market value of up to $25,000 (measured as of the first day of each semi-annual offering period) for each calendar year. Under the Employee Stock Purchase Plan, there are approximately 331,000 shares remaining of the 1,400,000 shares of the Company’s Class A Common Stock that have been reserved for issuance. The Company issued 84,192 shares under the Employee Stock Purchase Plan during the year ended December 31, 2018 and 112,754 shares during the year ended December 31, 2017. Of the 7,214 employees eligible to participate, approximately 1,495 elected to participate in the plan as of December 31, 2018.

Non-Employee Director Stock Option Plan

The Rush Enterprises, Inc. 2006 Non-Employee Director Stock Option Plan, as amended and restated (the “Director Plan”), reserved 500,000 shares of Class A Common Stock for issuance upon exercise of any awards granted under the plan. The Director Plan is designed to attract and retain highly qualified non-employee directors. Currently, each non-employee director receives a grant of the Company’s Class A Common Stock, or up to 40% cash, equivalent to a compensation value of $125,000. In 2018, two non-employee directors received a grant of 2,926 shares of the Company’s Class A Common Stock, one non-employee director received a grant of 2,048 shares of the Company’s Class A Common Stock and $37,500 cash and two non-employee director received a grant of 1,756 shares of the Company’s Class A Common Stock and $50,000 cash, for total compensation equivalent to $125,000 each. In 2017, two non-employee directors received a grant of 3,307 shares of the Company’s Class A Common Stock, one non-employee director received a grant of 1,984 shares of the Company’s Class A Common Stock and $50,000 cash, one non-employee director received a grant of 2,315 shares of the Company’s Class A Common Stock and $37,500 cash, and one non-employee director received a grant of 2,480 shares of the Company’s Class A Common Stock and $31,250 cash, for total compensation equivalent to $125,000 each. Under the Director Plan, there are approximately 140,300 shares remaining for issuance of the 500,000 shares of the Company’s Class A Common Stock that have been reserved for issuance. The Company granted 11,412 shares of Class A Common Stock under the Director Plan during the year ended December 31, 2018 and 13,393 shares of Class A Common Stock under the Director Plan during the year ended December 31, 2017.

Employee Incentive Plans

In May 2007, the Board of Directors and shareholders adopted the Rush Enterprises, Inc. 2007 Long-Term Incentive Plan (the “2007 Incentive Plan”). The 2007 Incentive Plan provides for the grant of stock options (which may be nonqualified stock options or incentive stock options for tax purposes), stock appreciation rights issued independent of or in tandem with such options (“SARs”), restricted stock awards and performance awards. The 2007 Incentive Plan was amended and restated on May 20, 2014 and again on May 16, 2017 to increase the number of shares available for issuance under the plan to 7,800,000 shares of Class A Common Stock and 2,200,000 shares of Class B Common Stock and to make certain other changes intended to bring the 2007 Incentive Plan into conformance with current best practices.

The aggregate number of shares of common stock subject to stock options or SARs that may be granted to any one participant in any year under the 2007 Incentive Plan is 100,000 shares of Class A Common Stock or 100,000 shares of Class B Common Stock. Each option granted pursuant to the 2007 Incentive Plan has a ten year term from the grant date and vests in three equal annual installments beginning on the third anniversary of the grant date. The Company has 7,800,000 shares of Class A Common Stock and 2,200,000 shares of Class B Common Stock reserved for issuance upon exercise of any awards granted under the Company’s 2007 Incentive Plan. As of December 31, 2018, approximately 1,781,000 shares of Class A Common Stock and 762,000 shares of Class B Common Stock are available for issuance upon the exercise of any awards granted under the Company’s 2007 Incentive Plan. The Company issues new shares of its Class A or Class B Common Stock upon the exercise of stock options or vesting of restricted stock units. During the year ended December 31, 2018, the Company granted 459,663 options to purchase Class A Common Stock and 306,590 restricted Class B Common Stock units under the 2007 Incentive Plan. During the year ended December 31, 2017, the Company granted 472,463 options to purchase Class A Common Stock and 274,390 restricted Class B Common Stock units under the 2007 Incentive Plan.

Valuation and Expense Information

Stock-based compensation expense related to stock options, restricted stock awards, restricted stock units and employee stock purchases was $18.1 million for the year ended December 31, 2018, $15.6 million for the year ended December 31, 2017, and $12.9 million for the year ended December 31, 2016. Cash received from options exercised and shares purchased under all share-based payment arrangements was $5.7 million for the year ended December 31, 2018, $24.8 million for the year ended December 31, 2017, and $6.5 million for the year ended December 31, 2016.

A summary of the Company’s stock option activity and related information for the year ended December 31, 2018, follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Life (in Years)	Value

Balance of Outstanding Options at January 1, 2018	2,724,308	$24.78
Granted	459,663	42.99
Exercised	(126,027)	21.77
Forfeited	(73,664)	28.21
Balance of Outstanding Options at December 31, 2018	2,984,280	$27.63	6.04	$24,290,404
Expected to vest after December 31, 2018	1,750,298	$30.62	7.63	$10,524,034
Vested and exercisable at December 31, 2018	1,187,924	$23.15	3.64	$13,457,583

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the weighted-average of the closing price as of December 31, 2018, of the Company’s Class A Common Stock of $34.48. The total intrinsic value of options exercised was $2.7 million during the year ended December 31, 2018, $25.0 million during the year ended December 31, 2017, and $4.8 million during the year ended December 31, 2016.

A summary of the status of the number of shares underlying Company’s non-vested stock options as of December 31, 2018, and changes during the year ended December 31, 2018, is as follows:

		Weighted
		Average
	Number of	Grant Date
Non-vested Shares	Shares	Fair Value

Non-vested at January 1, 2018	1,836,062	$11.12
Granted	459,663	15.46
Vested	(430,040)	13.26
Forfeited	(69,329)	10.73

Non-vested at December 31, 2018	1,796,356	$11.74

The total fair value of vested options was $5.7 million during the year ended December 31, 2018, $6.3 million during the year ended December 31, 2017, and $5.6 million during the year ended December 31, 2016. The weighted-average grant date fair value of options granted was $15.46 per share during the year ended December 31, 2018, $12.33 per share during the year ended December 31, 2017, and $6.54 per share during the year ended December 31, 2016.

Stock Awards

The Company granted restricted stock units to certain of its employees under the 2007 Incentive Plan and unrestricted stock awards to its non-employee directors under the Director Plan during the year ended December 31, 2018. The restricted stock units granted to employees vest in three equal installments on the first, second and third anniversary of the grant date and are forfeited in the event the recipient’s employment or relationship with the Company is terminated prior to vesting, except as a result of retirement or under certain circumstances associated with a change of control or involuntary termination, as further described in the Company’s executive transition plan. The fair value of the restricted stock units to the Company’s employees is amortized to expense on a straight-line basis over the restricted stock’s vesting period. The shares granted to non-employee directors are expensed on the grant date.

The following table presents a summary of the Company’s non-vested restricted stock units outstanding at December 31, 2018:

		Weighted
		Average		Weighted
		Remaining	Aggregate	Average
		Contractual	Intrinsic	Grant Date
Stock Awards and Units	Shares	Life (in Years)	Value	Fair Value

Outstanding non-vested shares at January 1, 2018	540,132			$25.71
Granted	306,590			40.46
Vested	(267,588)			24.57
Forfeited	(6,000)			33.62

Outstanding non-vested at December 31, 2018	573,134	8.6	$20,402,823	$34.07

Expected to vest after December 31, 2018	571,974	8.6	$20,361,531

The total fair value of the shares issued upon the vesting of stock awards during the year ended December 31, 2018 was $6.6 million. The weighted-average grant date fair value of stock awards and units granted was $40.46 per share during the year ended December 31, 2018, $31.37 per share during the year ended December 31, 2017 and $17.57 per share during the year ended December 31, 2016.

As of December 31, 2018, the Company had $8.1 million of unrecognized compensation expense related to non-vested employee stock options to be recognized over a weighted-average period of 3.3 years and $7.1 million of unrecognized compensation cost related to non-vested restricted stock units to be recognized over a weighted-average period of 1.9 years.

 Defined Contribution Plan

The Company has a defined contribution plan (the “Rush 401k Plan”), which is available to all Company employees. Each employee who has completed 30 days of continuous service is entitled to enter the Rush 401k Plan on the first day of the following month. Participating employees may contribute from 1% to 50% of total gross compensation. However, certain highly compensated employees are limited to a maximum contribution of 15% of total gross compensation. For the first 10% of an employee’s contribution, the Company contributes an amount equal to 20% of the employees’ contributions for those employees with less than five years of service and an amount equal to 40% of the employees’ contributions for those employees with more than five years of service. The Company incurred expenses related to the Rush 401k Plan of approximately $8.9 million during the year ended December 31, 2018, $7.0 million during the year ended December 31, 2017 and $6.5 million during the year ended December 31, 2016.

Deferred Compensation Plan

On November 6, 2010, the Board of Directors of the Company adopted the Rush Enterprises, Inc. Deferred Compensation Plan (the “Deferred Compensation Plan”) pursuant to which selected employees and directors may elect to defer a portion of their annual compensation. The Deferred Compensation Plan also provides the Company with the discretion to make matching contributions to participants’ accounts. The Company established a rabbi trust to finance obligations under the Deferred Compensation Plan with corporate-owned variable life insurance contracts. Participants are 100% vested in their respective deferrals and the earnings thereon. The first deferral election period began on January 1, 2011. The Company’s liability related to the Deferred Compensation Plan was $11.1 million on December 31, 2018 and $9.8 million on December 31, 2017. The related cash surrender value of the life insurance contracts was $8.9 million on December 31, 2018 and $9.6 million on December 31, 2017.

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

The following is a reconciliation of the numerators and the denominators of the basic and diluted per share computations for income from continuing operations (in thousands, except per share amounts):

	2018	2017	2016
Numerator-
Numerator for basic and diluted earnings per share −
Net income available to common shareholders	$139,062	$172,129	$40,582
Denominator-
Denominator for basic earnings per share – weighted average shares outstanding	39,223	39,627	39,938
Effect of dilutive securities−
Employee and director stock options and restricted share awards	1,070	1,353	665
Denominator for diluted earnings per share − adjusted weighted average shares outstanding and assumed conversions	40,293	40,980	40,603
Basic earnings per common share	$3.55	$4.34	$1.02
Diluted earnings per common share and common share equivalents	$3.45	$4.20	$1.00

Options to purchase shares of common stock that were outstanding for the years ended December 31, 2018, 2017 and 2016 that were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive are as follows (in thousands):

	2018	2017	2016
Anti-dilutive options – weighted average	513	449	2,043

13.	INCOME TAXES:

The tax provisions are summarized as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Current provision −
Federal	$31,819	$22,443	$15,236
State	6,291	4,030	2,300
	38,110	26,473	17,536
Deferred provision −
Federal	6,082	(64,821)	8,260
State	(85)	2,618	71
	5,997	(62,203)	8,331
Provision (benefit) for income taxes	$44,107	$(35,730)	$25,867

A reconciliation of taxes based on the federal statutory rates and the provisions (benefits) for income taxes are summarized as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Income taxes at the federal statutory rate	$38,469	$47,749	$23,255
State income taxes, net of federal benefit	4,913	3,246	1,552
Tax effect of permanent differences	596	(4,097)	887
Revaluation of deferred taxes	−	(82,862)	−
Other, net	129	234	173
(Benefit) provision for income taxes	$44,107	$(35,730)	$25,867

The components of income taxes recorded in other comprehensive income and paid in capital consisted of the following (in thousands):

	Year Ended December 31,
	2018		2017		2016
Income tax expense (benefit) related to components of other comprehensive income:
Change in fair value of available-for-sale securities		−		183	13
Total	$	−		$183	$13

Paid in capital – stock based compensation	$	−	$	−	$294

The following summarizes the components of net deferred income tax liabilities included in the balance sheet (in thousands):

	December 31,
	2018	2017
Deferred income tax (assets) liabilities:
Inventory	$(4,076)	$(3,637)
Accounts receivable	(231)	(157)
Capital lease obligations	(16,202)	(19,480)
Stock options	(9,026)	(6,899)
Accrued liabilities	(2,481)	(2,533)
State net operating loss carry forward	(2,463)	(2,262)
State tax credit	(312)	(410)
Other	(3,276)	(3,627)
Difference between book and tax basis- Depreciation and amortization	179,325	174,266
	141,258	135,261
Valuation allowance	50	50
Net deferred income tax liability	$141,308	$135,311

On December 22, 2017, the Tax Act was enacted. The Tax Act included, among other items, a reduction of the U.S. federal corporate tax rate from 35% to 21% effective January 1, 2018. The Tax Act made broad and complex changes to the U.S. tax code, some of which affected the Company’s 2017 year end results. Staff Accounting Bulletin No. 118 (SAB 118) provided guidance that allowed registrants to provide a reasonable estimate of the Tax Act in their financial statements and adjust the reported impact in a measurement period not to exceed one year. We applied the guidance in SAB 118 when accounting for the enactment-date effects of the Tax Act in 2017 and throughout 2018. At December 31, 2017, we had not completed our accounting for all of the enactment-date income tax effects of the Tax Act under ASC 740, Income Taxes, for the remeasurement of deferred tax assets and liabilities. At December 31, 2018, we have now completed our accounting for all of the enactment-date income tax effects of the Tax Act. As further discussed below, during 2018, we did not identify any material or significant adjustments to the provisional amounts recorded at December 31, 2017.

At December 31, 2017, the Company recognized a net tax benefit of $82.9 million, which was included as a component of income tax expense. The benefit recorded was primarily a result of the remeasurement of the Company’s deferred tax assets and liabilities at the rate in which they will reverse. Upon further analysis of certain aspects of the Tax Act and refinement of our calculations during the 12 months ended December 31, 2018, we adjusted our provisional amount by less than $100,000 which is included as a component of income tax expense from continuing operations.

As of December 31, 2018, the Company had approximately $51.0 million in state net operating loss carry forwards that expire from 2018 to 2038. The Company has evaluated whether its state net operating losses are realizable and has recorded a valuation allowance of $50,000 against them. The valuation allowance remained unchanged in 2018.

The Company had unrecognized income tax benefits totaling $2.4 million as a component of accrued liabilities as of December 31, 2018, and $2.6 million at December 31, 2017, the total of which, if recognized, would impact the Company’s effective tax rate. An unfavorable settlement would require a charge to income tax expense and a favorable resolution would be recognized as a reduction to income tax expense. The Company recognizes interest accrued related to unrecognized tax benefits in income tax expense. During the years ended December 31, 2018, 2017 and 2016, the Company recognized approximately $(27,450), $21,050, and $34,800 in interest expense (income). No amounts were accrued for penalties. The Company had approximately $139,000, $166,000 and $145,000 for the payment of interest accrued as of December 31, 2018, 2017 and 2016, respectively.

The Company does not anticipate a significant change in the amount of unrecognized tax benefits in the next 12 months. As of December 31, 2018, the tax years ended December 31, 2015 through 2018 remained subject to audit by federal tax authorities and the tax years ended December 31, 2014 through 2018, remained subject to audit by state tax authorities.

A reconciliation of the change in the unrecognized tax benefits is as follows (in thousands):

	2018	2017	2016
Unrecognized tax benefits at beginning of period	$2,555	$2,401	$2,332
Gross increases – tax positions in current year	504	619	429
Reductions due to lapse of statute of limitations	(670)	(465)	(360)
Unrecognized tax benefits at end of period	$2,389	$2,555	$2,401

14.	COMMITMENTS AND CONTINGENCIES:

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

The Company has purchase obligations of approximately $10.0 million as of December 31, 2018 related to the Company’s construction contract for a facility in Atlanta, Georgia and the purchase of real estate in Irving, Texas. The Company also has a contractual obligation of approximately $2.8 million with SAP America, Inc. with respect to the software license agreement for the ERP Platform.

15.	ACQUISITIONS:

The following acquisition was considered a business combination and accounted for under ASC 805 “Business Combinations.” Pro forma information is not included in accordance with ASC 805 because this acquisition was not considered material.

On December 14, 2017, the Company acquired certain assets of Transwest San Diego, LLC, which included a Ford truck franchise in San Diego, California. The transaction was valued at approximately $2.2 million, with the purchase price paid in cash.

16.	UNAUDITED QUARTERLY FINANCIAL DATA:

(In thousands, except per share amounts.)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2018

Revenues	$1,240,781	$1,348,831	$1,376,136	$1,540,442
Gross profit	226,995	243,377	249,057	258,840
Operating income	32,389	43,426	58,649	68,387
Income before income taxes	28,083	38,932	54,181	61,973
Net income	$21,039	$29,389	$41,665	$46,969

Earnings per share:
Basic	$0.53	$0.75	$1.06	$1.22
Diluted	$0.51	$0.72	$1.03	$1.20

2017

Revenues	$1,044,797	$1,203,523	$1,257,459	$1,208,103
Gross profit	187,907	209,072	220,048	212,909
Operating income	24,849	37,407	48,436	38,017
Income before income taxes	22,058	34,583	45,335	34,423
Net income	$14,479	$21,999	$29,784	$105,867

Earnings per share:
Basic	$0.37	$0.55	$0.75	$2.65
Diluted	$0.36	$0.54	$0.72	$2.54

17.	SEGMENTS:

The Company currently has one reportable business segment - the Truck Segment. The Truck Segment includes the Company’s operation of a nationwide network of commercial vehicle dealerships that provide an integrated one-stop source for the commercial vehicle needs of its customers, including retail sales of new and used commercial vehicles; aftermarket parts, service and collision center facilities; and a wide array of financial services, including the financing of new and used commercial vehicle purchases, insurance products and truck leasing and rentals. The commercial vehicle dealerships are deemed a single reporting unit because they have similar economic characteristics. The Company’s chief operating decision maker considers the entire Truck Segment, not individual dealerships or departments within its dealerships, when making decisions about resources to be allocated to the segment and assessing its performance.

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

The Company accounts for intersegment sales and transfers as if the sales or transfers were to third parties, that is, at current market prices. There were no material intersegment sales during the years ended December 31, 2018, 2017 or 2016.

The following table contains summarized information about reportable segment revenue, segment income or loss from continuing operations and segment assets for the periods ended December 31, 2018, 2017 and 2016 (in thousands):

	Truck	All
	Segment	Other	Totals
2018
Revenues from external customers	$5,488,787	$17,403	$5,506,190
Interest income	1,376	–	1,376
Interest expense	20,850	208	21,058
Depreciation and amortization	70,170	319	70,489
Segment operating income	202,725	126	202,851
Segment income (loss) from continuing operations before taxes	183,251	(82)	183,169
Segment assets	3,166,174	35,176	3,201,350
Goodwill	288,831	2,560	291,391
Expenditures for segment assets	238,229	31	238,260

2017
Revenues from external customers	$4,698,035	$15,847	$4,713,882
Interest income	891	–	891
Interest expense	13,024	177	13,201
Depreciation and amortization	49,634	435	50,069
Segment operating income (loss)	149,338	(629)	148,709
Segment income (loss) from continuing operations before taxes	137,205	(806)	136,399
Segment assets	2,855,001	35,138	2,890,139
Goodwill	288,831	2,560	291,391
Expenditures for segment assets	209,852	65	209,917

2016
Revenues from external customers	$4,199,348	$15,266	$4,214,614
Interest income	621	–	621
Interest expense	14,740	160	14,900
Depreciation and amortization	50,771	490	51,261
Segment operating income (loss)	81,483	(756)	80,728
Segment income (loss) from continuing operations before taxes	67,364	(915)	66,449
Segment assets	2,570,016	33,031	2,603,047
Goodwill	287,631	2,560	290,191
Expenditures for segment assets	196,704	261	196,965

18.	RELATED PARTY TRANSACTIONS:

The Company has entered into a loan and security agreement with Central California Truck & Trailer Sales, LLC (“CCTTS”), a related party. The fifth amendment to the loan and security agreement provides for advances up to $17.0 million to finance commercial vehicle inventory and bears interest at the three month LIBOR rate plus 4.0%. Principal amounts advanced under the loan agreement are due when the related commercial vehicle inventory is sold by CCTTS and the interest is payable monthly. The Company had a $12.9 million receivable under the loan agreement as of December 31, 2018, and an $11.9 million receivable as of December 31, 2017.

19.	RESTRUCTURING COSTS:

During 2016, the Company instituted plans to consolidate its dealership network and incurred pre-tax expenses of approximately $8.9 million related to costs associated with the restructuring activities, including asset impairment charges.

The restructuring charges included $8.2 million associated with impairment charges related to certain fixed assets, the value of the real estate underlying the affected locations and a write-down of certain excess real estate, which was reported in selling, general and administrative expenses in the Consolidated Statements of Income and Comprehensive Income. See Note 9 – Financial Instruments and Fair Value, for further discussion on the impairment charge related to the value of real estate in the affected locations.

During 2016 and 2017, the Company sold seven of the properties previously classified as held for sale with a fair value of $8.3 million. In 2018, the Company sold four of the properties with an aggregate fair value of $4.7 million. During the third quarter of 2017, the Company made the decision to put one of the properties previously classified as “held for sale” with a fair value of $1.4 million back into service. During the fourth quarter of 2018, the Company made the decision to put one of the properties previously classified as “held for sale” with a fair value of $2.6 million back into service. As of December 31, 2018, the remaining real estate associated with the restructuring activities is included in assets held for sale on the Consolidated Balance Sheets.

The restructuring costs and the assets held for sale are reported under the Truck Segment.

20.	REVENUE:

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (“Topic 606”),” which amended the accounting standards for revenue recognition. The Company adopted Topic 606 on January 1, 2018, and is applying the modified retrospective method. There was not a material impact to revenues as a result of applying Topic 606 for the year ended December 31, 2018, and there have not been significant changes to our business processes, systems or internal controls as a result of implementing the standard. Adoption of the new standard does not materially change the timing or amount of revenue recognized in the Company’s Consolidated Statements of Income and Comprehensive Income.

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

The following table summarizes the Company’s disaggregated revenue by revenue source for the year ended December 31, 2018 (in thousands):

Year Ended December 31, 2018
Commercial vehicle sales revenue	$3,558,637
Parts revenue	937,241
Commercial vehicle repair service revenue	732,811
Finance revenue	10,795
Insurance revenue	9,740
Other revenue	18,728
Total	$5,267,952

All of the Company's performance obligations and associated revenues are generally transferred to customers at a point in time. The Company does not have any material contract assets or contract liabilities on the Balance Sheet as of December 31, 2018. Revenues related to commercial vehicle sales, parts sales, commercial vehicle repair service, finance and the majority of other revenues are related to the Truck Segment.

For the sale of new and used commercial vehicles, revenue is recognized at a point in time when control is transferred to the customer, which is when delivery of the commercial vehicle occurs. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring the commercial vehicle. When control is transferred to the customer, the Company has an unconditional right to payment and a receivable is recorded for any consideration not received.

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

Revenue from the sale of parts is recognized when the Company transfers control of the goods to the customer and consideration has been received in the form of cash or a receivable from the customer. The Company provides its customers the right to return certain eligible parts, estimates the expected returns based on an analysis of historical experience and records an allowance for estimated returns, which has historically not been material.

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

21.	SUBSEQUENT EVENT:

On February 6, 2019, the Company announced that it had entered into an agreement with Tallman Group, the largest International dealership group in Canada, to form Rush Truck Centres of Canada Limited, which will operate Tallman Group’s network of commercial vehicle dealerships in the Province of Ontario, Canada. Under the terms of the agreement, which is subject to customary closing conditions, a subsidiary of the Company will purchase 50% of the equity in Rush Truck Centres of Canada Limited for approximately CAD $30.0 million.  The purchase price does not include any of the real estate, which will continue to be leased from the existing owners of the real estate.  The Company does not intend to consolidate Rush Truck Centres of Canada Limited as part of its Truck Segment for financial reporting purposes. Rush Truck Centres of Canada Limited will be accounted for as an equity method investment. The parties expect the transaction to close on February 25, 2019.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, the Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures were effective as of December 31, 2018, to ensure that information required to be disclosed in its reports filed or submitted under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2018, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

As of December 31, 2018, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control – Integrated Framework,” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission (2013 Framework). Based on the assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2018, based on those criteria.

Ernst & Young LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this annual report on Form 10-K, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018. The report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018, is included in this Item 9A under the heading “Attestation Report of Independent Registered Public Accounting Firm.”

Report of Independent Registered Public Accounting Firm

The Shareholders and Board of Directors of Rush Enterprises, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Rush Enterprises, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Rush Enterprises, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and our report dated February 25, 2019, expressed an unqualified opinion thereon.

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

February 25, 2019

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information called for by Item 10 of Form 10-K is incorporated herein by reference to such information included in the Company’s Proxy Statement for the 2019 Annual Meeting of Shareholders.

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

Item 11. Executive Compensation

The information called for by Item 11 of Form 10-K is incorporated herein by reference to such information included in the Company’s Proxy Statement for the 2019 Annual Meeting of Shareholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information called for by Item 12 of Form 10-K, other than the equity compensation plan information set forth below, is incorporated herein by reference to such information included in the Company’s Proxy Statement for the 2019 Annual Meeting of Shareholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information called for by Item 13 of Form 10-K is incorporated herein by reference to such information included in the Company’s Proxy Statement for the 2019 Annual Meeting of Shareholders.

Item 14. Principal Accountant Fees and Services

The information called for by Item 14 of Form 10-K is incorporated herein by reference to such information included in the Company’s Proxy Statement for the 2019 Annual Meeting of Shareholders.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)(1) Financial Statements

Included in Item 8 of Part II of this annual report on Form 10-K are the following:

Report of Independent Registered Public Accounting Firm;

Consolidated Balance Sheets as of December 31, 2018, and 2017;

Consolidated Statements of Income for the years ended December 31, 2018, 2017, and 2016;

Consolidated Statements of Comprehensive Income for the years ended December 31, 2018, 2017, and 2016;

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2018, 2017, and 2016;

Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017, and 2016; and

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

RUSH ENTERPRISES, INC.

By: /s/ W. M.”RUSTY” RUSH	Date: February 25, 2019
W. M. “Rusty” Rush President, Chief Executive Officer and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated:

Signature	Capacity	Date

/s/ W. M. “RUSTY” RUSH	President, Chief Executive Officer and	February 25, 2019
W. M. “Rusty” Rush	Chairman of the Board
(Principal Executive Officer)

/s/ STEVEN L. KELLER	Chief Financial Officer and Treasurer	February 25, 2019
Steven L. Keller	(Principal Financial and Accounting Officer)

/s/ THOMAS A. AKIN	Director	February 25, 2019
Thomas A. Akin

/s/ JAMES C. UNDERWOOD	Director	February 25, 2019
James C. Underwood

/s/ RAYMOND J. CHESS	Director	February 25, 2019
Raymond J. Chess

/s/ DR. KENNON GUGLIELMO	Director	February 25, 2019
Dr. Kennon Guglielmo

/s/ WILLIAM H. CARY	Director	February 25, 2019
William H. Cary