Form 10-Q
period 2019-03-31
RUSH ENTERPRISES INC \TX\
filed 2019-05-10
CIK 1012019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

(X)          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☑

Indicated below is the number of shares outstanding of each of the issuer’s classes of common stock, as of May 6, 2019.

Number of
Shares
Class	Outstanding
Class A Common Stock, $.01 Par Value	28,212,301
Class B Common Stock, $.01 Par Value	8,448,669

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, $.01 par value Class B Common Stock, $.01 par value	RUSHA RUSHB	NASDAQ Global Select Market NASDAQ Global Select Market

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

MARCH 31, 2019 AND DECEMBER 31, 2018

(In Thousands, Except Shares)

	March 31,	December 31,
	2019	2018
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$126,572	$131,726
Accounts receivable, net	195,120	190,650
Note receivable affiliate	18,629	12,885
Inventories, net	1,465,442	1,339,923
Prepaid expenses and other	11,425	10,491
Assets held for sale	2,269	2,269
Total current assets	1,819,457	1,687,944
Property and equipment, net	1,195,824	1,184,053
Right-of-use assets, net	53,144	–
Goodwill, net	291,725	291,391
Other assets, net	61,876	37,962
Total assets	$3,422,026	$3,201,350

Liabilities and shareholders’ equity
Current liabilities:
Floor plan notes payable	$1,111,473	$1,023,019
Line of credit	75,000	–
Current maturities of long-term debt	157,213	161,955
Current maturities of finance lease obligations	19,709	19,631
Current maturities of operating lease obligations	9,528	–
Trade accounts payable	149,077	127,451
Customer deposits	24,438	36,183
Accrued expenses	104,247	125,056
Total current liabilities	1,650,685	1,493,295
Long-term debt, net of current maturities	438,794	439,218
Finance lease obligations, net of current maturities	49,947	49,483
Operating lease obligations, net of current maturities	43,746	–
Other long-term liabilities	13,975	11,118
Deferred income taxes, net	141,458	141,308
Shareholders’ equity:
Preferred stock, par value $.01 per share; 1,000,000 shares authorized; 0 shares outstanding in 2019 and 2018	–	–
Common stock, par value $.01 per share; 60,000,000 Class A shares and 20,000,000 Class B shares authorized; 28,186,893 Class A shares and 8,462,616 Class B shares outstanding in 2019; and 28,709,636 Class A shares and 8,290,277 Class B shares outstanding in 2018	462	458
Additional paid-in capital	379,454	370,025
Treasury stock, at cost: 4,430,753 Class A shares and 5,084,211 Class B shares in 2019 and 3,791,751 Class A shares and 5,030,787 Class B shares in 2018	(271,890)	(245,842)
Retained earnings	975,011	942,287
Accumulated other comprehensive income	384	–
Total shareholders’ equity	1,083,421	1,066,928
Total liabilities and shareholders’ equity	$3,422,026	$3,201,350

The accompanying notes are an integral part of these consolidated financial statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(In Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended March 31,
	2019	2018
	(unaudited)	(unaudited)
Revenues:
New and used commercial vehicle sales	$838,283	$773,100
Parts and service sales	438,354	400,295
Lease and rental	59,433	57,524
Finance and insurance	6,610	4,741
Other	5,637	5,121
Total revenue	1,348,317	1,240,781
Cost of products sold:
New and used commercial vehicle sales	768,417	710,914
Parts and service sales	273,189	254,444
Lease and rental	49,795	48,428
Total cost of products sold	1,091,401	1,013,786
Gross profit	256,916	226,995
Selling, general and administrative expense	187,181	171,670
Depreciation and amortization expense	12,925	22,908
Gain (loss) on sale of assets	57	(28)
Operating income	56,867	32,389
Equity in earnings of unconsolidated entities	49	−
Interest expense, net	7,358	4,306
Income before taxes	49,558	28,083
Provision for income taxes	12,454	7,044
Net income	$37,104	$21,039

Earnings per common share:
Basic	$1.01	$0.53
Diluted	$0.98	$0.51

Weighted average shares outstanding:
Basic	36,817	39,665
Diluted	37,834	41,092

Dividends declared per common share	$0.12	−

Comprehensive income	$37,488	$21,039

The accompanying notes are an integral part of these consolidated financial statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2019	2018
Cash flows from operating activities:
Net income	$37,104	$21,039
Adjustments to reconcile net income to net cash provided by operating activities-
Depreciation and amortization	41,764	51,056
(Gain) loss on sale of property and equipment, net	(57)	28
Stock-based compensation expense related to employee stock options and employee stock purchases	8,836	7,893
Provision for deferred income tax expense	150	755
Change in accounts receivable, net	(10,214)	(7,140)
Change in inventories	(106,323)	5,706
Change in prepaid expenses and other, net	(934)	(2,103)
Change in trade accounts payable	19,788	12,912
Draws on floor plan notes payable – trade, net	3,140	35,380
Change in customer deposits	(11,745)	38
Change in accrued expenses	(21,233)	(7,900)
Other, net	469	−
Net cash (used in) provided by operating activities	(39,255)	117,664
Cash flows from investing activities:
Acquisition of property and equipment	(59,853)	(48,215)
Proceeds from the sale of property and equipment	168	2,231
Business acquisitions	(7.936)	−
Purchase of equity method investment and call option	(22,567)	−
Other	948	(1,098)
Net cash used in investing activities	(89,240)	(47,082)
Cash flows from financing activities:
Draws (payments) on floor plan notes payable – non-trade, net	85,314	(8,410)
Proceeds from long-term debt	37,858	32,137
Proceeds from line of credit	75,000	−
Principal payments on long-term debt	(43,024)	(46,278)
Principal payments on capital lease obligations	(2,408)	(3,224)
Issuance of shares relating to employee stock options and employee stock purchases	597	501
Payments of cash dividends	(4,380)	−
Common stock repurchased	(25,616)	(38,137)
Net cash provided by (used in) financing activities	123,341	(63,411)
Net decrease in cash and cash equivalents	(5,154)	7,171
Cash and cash equivalents, beginning of period	131,726	124,541
Cash and cash equivalents, end of period	$126,572	$131,712
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$13,612	$9,943
Income taxes paid, net	$6,589	$1,500

The accompanying notes are an integral part of these consolidated financial statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1 – Principles of Consolidation and Basis of Presentation

The interim consolidated financial statements included herein have been prepared by Rush Enterprises, Inc. and its subsidiaries (collectively referred to as the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). All adjustments have been made to the accompanying interim consolidated financial statements, which, in the opinion of the Company’s management, are necessary for a fair presentation of its operating results. All adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is recommended that these interim consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. Results of operations for interim periods are not necessarily indicative of results that may be expected for any other interim periods or the full fiscal year.

2 – Other Assets

ERP Platform

The total capitalized costs of the Company’s SAP enterprise resource planning software platform (“ERP Platform”) of $10.3 million are recorded on the Consolidated Balance Sheet in Other Assets. Amortization expense relating to the ERP Platform, which is recognized in depreciation and amortization expense in the Consolidated Statements of Income and Comprehensive Income, was $0.5 million for the three months ended March 31, 2019 and $11.1 million for the three months ended March 31, 2018 (see below). The Company estimates that amortization expense relating to the ERP Platform will be approximately $1.9 million for each of the next five years.

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

Franchise Rights

The Company’s only significant identifiable intangible assets, other than goodwill, are rights under franchise agreements with manufacturers. The fair value of the franchise right is determined at the acquisition date by discounting the projected cash flows specific to each acquisition. The carrying value of the Company’s manufacturer franchise rights was $7.0 million at March 31, 2019 and December 31, 2018, and is included in Other Assets on the accompanying Consolidated Balance Sheet. The Company has determined that manufacturer franchise rights have an indefinite life, as there are no economic or other factors that limit their useful lives and they are expected to generate cash flows indefinitely due to the historically long lives of the manufacturers’ brand names. Furthermore, to the extent that any agreements evidencing manufacturer franchise rights have expiration dates, the Company expects that it will be able to renew those agreements in the ordinary course of business. Accordingly, the Company does not amortize manufacturer franchise rights.

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

Equity Method Investment and Call Option

On February 25, 2019, the Company acquired 50% of the equity interest in Rush Truck Centres of Canada Limited (“RTC Canada”), which acquired the operating assets of Tallman Group, the largest International Truck dealer in Canada.  The Company was also granted a call option in the purchase agreement that provides the Company with the right to acquire the remaining 50% equity of RTC Canada until the close of business on February 25, 2024.  On March 31, 2019, the fair market value of the Company’s call option was $3.6 million and is reported in Other Assets on the Consolidated Balance Sheet.  The determination of fair market value is based upon a number of assumptions, including the estimated fair value of the equity of RTC Canada and the risk free interest rate.  As of March 31, 2019, the Company’s investment in RTC Canada is $19.4 million.

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

4 – Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2019	2018
Numerator:
Numerator for basic and diluted earnings per share – Net income available to common shareholders	$37,104	$21,039
Denominator:
Denominator for basic earnings per share – weighted average shares outstanding	36,817	39,665
Effect of dilutive securities– Employee and director stock options and restricted share awards	1,017	1,427
Denominator for diluted earnings per share – adjusted weighted average shares outstanding and assumed conversions	37,834	41,092
Basic earnings per common share	$1.01	$.53
Diluted earnings per common share and common share equivalents	$0.98	$0.51

Options to purchase shares of common stock that were outstanding for the three months ended March 31, 2019 and 2018 that were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive are as follows (in thousands):

	March 31, 2019	March 31, 2018
Anti-dilutive options	974	87

5 – Stock Options and Restricted Stock Awards

Valuation and Expense Information

The Company accounts for stock-based compensation in accordance with ASC 718-10, “Compensation – Stock Compensation,” which requires the measurement and recognition of compensation expense for all share-based payment awards made to our employees and directors, including employee stock options, restricted stock unit awards, restricted stock awards and employee stock purchases related to the Employee Stock Purchase Plan based on estimated fair values.

Stock-based compensation expense, calculated using the Black-Scholes option-pricing model for employee stock options and included in selling, general and administrative expense, was $8.8 million for the three months ended March 31, 2019, and $7.9 million for the three months ended March 31, 2018.

As of March 31, 2019, the Company had $11.5 million of unrecognized compensation cost related to non-vested employee stock options to be recognized over a weighted-average period of 2.7 years and $13.6 million of unrecognized compensation cost related to non-vested restricted stock units and restricted stock awards to be recognized over a weighted-average period of 1.7 years.

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

Financial instruments consist primarily of cash, accounts receivable, accounts payable and floor plan notes payable. The carrying values of the Company’s financial instruments approximate fair value due either to their short-term nature or existence of variable interest rates, which approximate market rates. Certain methods and assumptions were used by the Company in estimating the fair value of financial instruments at March 31, 2019, and December 31, 2018. The carrying value of current assets and current liabilities approximates the fair value due to the short maturity of these items.

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

Long-Lived Assets

During the first quarter of 2016, the Company instituted plans to consolidate its dealership network. In 2016, the Company recorded an impairment charge related to the value of the real estate in the affected locations and a write-down of certain excess real estate. The fair value measurements for the Company’s long-lived assets are based on Level 3 inputs. Fair values of the value of the real estate were determined based on evaluations by a third-party real estate broker that utilized its knowledge and historical experience in real estate markets and transactions. As of March 31, 2019, the remaining real estate associated with the restructuring activities is included in assets held for sale on the Consolidated Balance Sheets.

The following table presents long-lived assets measured and recorded at fair value on a nonrecurring basis (in thousands):

Description	Fair Value Measurements Using Significant Unobservable Inputs March 31, 2019
Long-lived assets held for sale	$2,269

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

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on income before income taxes, not including extraordinary items. The following table contains summarized information about reportable segment revenues, segment income or loss from continuing operations and segment assets for the periods ended March 31, 2019 and 2018 (in thousands):

	Truck Segment	All Other	Totals

As of and for the three months ended March 31, 2019
Revenues from external customers	$1,344,449	$3,868	$1,348,317
Segment operating income	56,742	125	56,867
Segment income before taxes	49,505	53	49,558
Segment assets	3,384,441	37,585	3,422,026

As of and for the three months ended March 31, 2018
Revenues from external customers	$1,236,652	$4,129	$1,240,781
Segment operating income	32,360	29	32,389
Segment income (loss) before taxes	28,103	(20)	28,083
Segment assets	2,864,504	34,700	2,899,204

8 – Income Taxes

The Company had unrecognized income tax benefits totaling $2.4 million as a component of accrued liabilities at March 31, 2019 and December 31, 2018, the total of which, if recognized, would impact the Company’s effective tax rate. An unfavorable settlement may require a charge to income tax expense and a favorable resolution would be recognized as a reduction to income tax expense. The Company recognizes interest accrued related to unrecognized tax benefits in income tax expense. The Company had approximately $139,000 accrued for the payment of interest at March 31, 2019 and December 31, 2018. No amounts were accrued for penalties.

The Company does not anticipate a significant change in the amount of unrecognized tax benefits in the next 12 months. As of March 31, 2019, the tax years ended December 31, 2015 through 2018 remain subject to audit by federal tax authorities and the tax years ended December 31, 2014 through 2018 remain subject to audit by state tax authorities.

The Company adopted ASU 2016-09 on January 1, 2017, which requires excess tax benefits and tax deficiencies to be recognized as income tax benefit or expense in the income statement and presented as an operating activity in the statement of cash flows when the awards are vested or are settled. In the first quarter of 2019, the Company recorded $76,000 of tax expense related to an excess tax deficiency with respect to equity compensation. In the first quarter of 2018, the Company recorded $22,000 of tax expense related to an excess tax deficiency with respect to equity compensation.

9 – Revenue

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

The following table summarizes the Company’s disaggregated revenue by revenue source for the three months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
Commercial vehicle sales revenue	$838,283	$773,100
Parts revenue	247,317	223,354
Commercial vehicle repair service revenue	191,037	176,941
Finance revenue	4,095	2,336
Insurance revenue	2,515	2,405
Other revenue	5,637	5,121
Total	$1,288,884	$1,183,257

All of the Company's performance obligations and associated revenues are generally transferred to customers at a point in time. The Company does not have any material contract assets or contract liabilities on the balance sheet as of March 31, 2019. Revenues related to commercial vehicle sales, parts sales, commercial vehicle repair service, finance and the majority of other revenues are related to the Truck Segment.

10 – Leases

In February 2016, the Financial Accounting Standards Board issued ASU No. 2016-02, “Leases (“Topic 842”),” which was intended to increase the transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The standard requires lessees to record assets and liabilities on the balance sheet for all leases with terms longer than twelve months. Leases are classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement.

The Company determines whether the leases should be classified as an operating lease or finance lease. A lease is classified as a finance lease if any of the following conditions exist on the date of lease commencement:

●	The lease transfers ownership of the underlying asset to the lessee by the end of the lease term.
●	The lease provides the lessee an option to purchase the underlying asset, and that option is reasonably certain to be exercised.
●	The lease term is for the major part of the remaining economic life of the underlying asset.
●	The present value of the lease payments equals or exceeds substantially all of the fair value of the underlying asset.
●

The underlying asset is of such a specialized nature that only the lessee can use it without major modifications. The lessor expects to have no alternative use for the leased asset at the end of the lease.

The Company adopted Topic 842 on January 1, 2019. The Company applied a modified retrospective transition approach for all leases existing at, or entered into after, January 1, 2019. The Consolidated Financial Statements for the quarter ended March 31, 2019 are presented under the new standard, while the comparative quarter presented is not adjusted and continues to be reported in accordance with the Company’s historical accounting policy. The Company applied the practical expedients permitted within Topic 842, which among other things, allows it to retain its existing assessment of whether an arrangement is, or contains, a lease and whether such lease is classified as an operating or finance lease. The Company made an accounting policy election that keeps leases with an initial term of twelve months or less off of the balance sheet and results in recognizing those lease payments in the Consolidated Statements of Income and Comprehensive Income on a straight-line basis over the lease term.

The Company leases commercial vehicles and real estate under finance and operating leases. The Company determines whether an arrangement is a lease at its inception. For leases with terms greater than twelve months, the Company records the related asset and obligation at the present value of lease payments over the term. Many of the Company’s leases include renewal options and/or termination options that are factored into its determination of lease payments when appropriate. The Company has elected not to account for lease and nonlease components as a single combined lease component as lessee.

When available, the Company uses the rate implicit in the lease to discount lease payments to present value; however, most of its leases do not provide a readily determinable implicit rate. Therefore, the Company must estimate its incremental borrowing rate to discount the lease payments based on information available at lease commencement.

Lease of Vehicles as Lessee

The Company leases commercial vehicles as the lessee under finance leases and operating leases. The lease terms vary from one month to ten years. Commercial vehicle finance leases continue to be reported on the Consolidated Balance Sheet, while operating leases were added to the Consolidated Balance Sheet in 2019 with the adoption of Topic 842. These vehicles are then subleased or rented by the Company to customers under various agreements. For the three months ended March 31, 2019, the Company received sublease income of $6.0 million under non-cancelable subleases.

The Company usually guarantees the residual value of vehicles under operating lease and finance lease arrangements. At March 31, 2019, the Company guaranteed commercial vehicle residual values of approximately $39.0 million under operating lease and finance lease arrangements.

Lease of Facilities as Lessee

The Company’s facility leases are classified as operating leases and primarily reflect its use of dealership facilities and office space. The lease terms vary from one year to 88 years, some of which include options to extend the lease term, and some of which include options to terminate the lease within one year. The Company considers these options in determining the lease term used to establish its right-of-use assets and lease liabilities.

Components of lease cost are as follows (in thousands):

		Three Months Ended
	Classification	March 31, 2019
Operating lease cost	SG&A expense	$3,278
Finance lease cost - amortization of right-of-use assets	Depreciation and amortization	3,322
Finance lease cost – interest on lease liabilities	Interest expense	712
Short-term lease cost	SG&A expense	334

Supplemental cash flow information and non-cash activity related to operating and finance leases are as follows (in thousands):

Three Months Ended
March 31, 2019
Operating cash flow information:
Cash paid for amounts included in the measurement of lease liabilities	$3,990
Financing cash flow information:
Cash paid for amounts included in the measurement of lease liabilities	$2,408
Non-cash activity:
Right-of-use assets obtained in exchange for lease obligations	$53,274

Weighted-average remaining lease term and discount rate for operating and finance leases are as follows:

March 31, 2019
Weighted-average remaining lease term (months)	69
Weighted-average discount rate	4.5%

Maturities of lease liabilities by fiscal year for finance leases and operating leases are as follows (in thousands):

	Finance Leases	Operating Leases
2019 (a)	$17,372	$9,229
2020	19,995	10,889
2021	15,538	8,820
2022	11,819	7,687
2023	5,899	6,341
2024 and beyond	5,571	26,766
Total lease payments	$76,195	$69,732
Less: Imputed interest	(6,539)	(16,458)
Present value of lease liabilities	$69,656	$53,274
(a)Excluding the three months ended March 31, 2019

Lease of Vehicles as Lessor

The Company leases vehicles that the Company owns to customers primarily over periods of one to ten years. The Company applied the practical expedient permitted within Topic 842 that allows it not to separate lease and nonlease components. Nonlease components typically consist of maintenance and licensing for the commercial vehicle. Some leases contain an option for the lessee to purchase the commercial vehicle.

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

Sales-type leases are recognized by the Company as lease receivables. The lessee obtains control of the underlying asset and the Company recognizes sales revenue upon lease commencement. The receivable for sales-type leases at March 31, 2019 in the amount of $5.3 million is reflected in Other Assets on the Consolidated Balance Sheet.

Minimum rental payments to be received for non-cancelable leases and subleases in effect as of March 31, 2019, are as follows (in thousands):

2019 (a)	$92,240
2020	104,569
2021	76,584
2022	52,348
2023	32,056
Thereafter	22,173
Total	$379,970
(a)Excluding the three months ended March 31, 2019

Rental income during the three months ended March 31, 2019 and March 31, 2018 consisted of the following (in thousands):

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
Minimum rental payments	$52,423	$50,904
Nonlease payments	7,258	6,966
Total	$59,681	$57,870

As of December 31, 2018, minimum lease payments under non-cancelable finance leases and operating leases by period were expected to be as follows (in thousands):

	Finance Leases	Operating Leases
2019	$22,033	$12,295
2020	19,113	10,466
2021	14,894	8,190
2022	11,062	7,078
2023	5,095	5,196
Thereafter	2,963	22,463
Total lease payments	$75,160	$65,688
Less: Imputed interest	(6,046)
Present value of lease liabilities	$69,114

11 – Shareholders’ Equity

The Company declared and paid a $0.12 per common share cash dividend in the first quarter of 2019. Future dividends are subject to declaration by the Company’s Board of Directors.

	Common Stock						Accumulated
	Shares Outstanding		$0.01 Par	Additional Paid-In	Treasury	Retained	Other Comprehensive
(in thousands)	Class A	Class B	Value	Capital	Stock	Earnings	Income	Total

Balance, December 31, 2018	28,710	8,290	$458	$370,025	$(245,842)	$942,287	$–	$1,066,928

Stock options exercised and stock awards	59	–	1	1,230	–	–	–	1,231
Stock-based compensation related to stock options, restricted shares and employee stock purchase plan	–	–	–	8,836	–	–	–	8,836
Vesting of restricted share awards	–	226	2	(2,317)	–	–	–	(2,315)
Issuance of common stock under employee stock purchase plan	57	–	1	1,680	–	–	–	1,681
Common stock repurchases	(639)	(53)	–	–	(26,048)	–	–	(26,048)
Dividend Class A common stock	–	–	–	–	–	(3,389)	–	(3,389)
Dividend Class B common stock	–	–	–	–	–	(991)	–	(991)
Other comprehensive income	–	–	–	–	–	–	384	384
Net income	–	–	–	–	–	37,104	–	37,104
Balance, March 31, 2019	28,187	8,463	$462	$379,454	$(271,890)	$975,011	$384	$1,083,421

	Common Stock
	Shares Outstanding		$0.01 Par	Additional Paid-In	Treasury	Retained
(in thousands)	Class A	Class B	Value	Capital	Stock	Earnings	Total

Balance, December 31, 2017	31,345	8,469	$454	$348,044	$(120,682)	$812,557	$1,040,373

Stock options exercised and stock awards	30	–	–	766	–	–	766
Stock-based compensation related to stock options, restricted shares and employee stock purchase plan	–	–	–	7,893	–	–	7,893
Vesting of restricted share awards	1	226	2	(1,621)	–	–	(1,619)
Issuance of common stock under employee stock purchase plan	41	–	1	1,353	–	–	1,354
Common stock repurchases	(834)	(72)	–	–	(38,137)	–	(38,137)
Net income	–	–	–	–	–	21,039	21,039
Balance, March 31, 2018	30,583	8,623	$457	$356,435	$(158,819)	$833,596	$1,031,669

12 – Acquisition and Equity Method Investment

On February 25, 2019, the Company acquired 50% of the equity interest in RTC Canada, which acquired the operating assets of Tallman Group, the largest International Truck dealer in Canada. RTC Canada operates a network of 14 International Truck full-service dealerships throughout the Province of Ontario. The Company does not consolidate RTC Canada. RTC Canada is accounted for as an equity method investment. As of March 31, 2019, the Company’s investment in RTC Canada is $19.4 million and is reported in Other Assets on the Consolidated Balance Sheet.

On February 11, 2019, the Company acquired certain assets of Country Ford Trucks, which included real estate and a Ford truck franchise in Ceres, California, along with commercial vehicle and parts inventory. The transaction was valued at approximately $7.9 million, with the purchase price paid in cash.

13 – Accumulated Other Comprehensive Income

The following table shows the components of accumulated other comprehensive loss (in thousands):

Balance as of December 31, 2018	$	−
Foreign currency translation adjustment		384
Balance at March 31, 2019		$384

The equity method investment in RTC Canada was valued using the Canadian exchange rate of 1.3307 at March 31, 2019. The adjustment is reflected in Other Assets on the Consolidated Balance Sheet.

14 – Subsequent Events

Fourth Amended and Restated Credit Agreement

On April 25, 2019, the Company entered into the Fourth Amended and Restated Credit Agreement (the “Floor Plan Credit Agreement”) with the lenders signatory thereto and BMO Harris Bank N.A. (“BMO Harris”), as Administrative Agent and Collateral Agent (the “Agent”). The Floor Plan Credit Agreement replaced the $875.0 million Third Amended and Restated Credit Agreement (the “Third Amended and Restated Floor Plan Credit Agreement”), dated as of July 7, 2016, by and between the Company, the lenders signatory thereto and BMO Harris as Agent. On March 31, 2019, the Company had approximately $875.0 million outstanding under the Third Amended and Restated Floor Plan Credit Agreement.

Pursuant to the terms of the Floor Plan Credit Agreement, the aggregate loan commitment is $1.0 billion. Borrowings under the Floor Plan Credit Agreement bear interest at an annual rate equal to the (A) the greater of (i) zero and (ii) one month LIBOR rate, determined on the last day of the prior month, plus (B) 1.25% and are payable monthly.   Loans under the Floor Plan Credit Agreement for the purchase of used inventory are limited to $150.0 million and loans for working capital purposes are limited to $200.0 million. The Floor Plan Credit Agreement expires June 30, 2022, although the Agent has the right to terminate at any time upon 360 days written notice and the Company has the right to terminate at any time, subject to specified limited exceptions.

First Amendment to Working Capital Facility

On April 25, 2019, the Company entered into an agreement (the “First Amendment”) to amend its $100 million working capital facility (the “Working Capital Facility”) with BMO Harris. The First Amendment (i) reduced the “Unused Fee Rate” from a per annum rate equal to 0.37% to a per annum rate equal to 0.20% and (ii) conformed certain definitions and affirmative and negative covenants with certain terms of the Floor Plan Credit Agreement.

Guaranty of Loan to Tallman Truck Centre Limited

On April 25, 2019, the Company entered into a Guaranty Agreement (“Guaranty”) with Bank of Montreal (“BMO”), pursuant to which the Company agreed to guaranty up to CAN$250 million (the “Guaranty Cap”) of certain credit facilities entered into by and between Tallman Truck Centre Limited (“TTCL”) and BMO, plus interest, fees and expenses. Interest, fees and expenses incurred by BMO to enforce it rights with respect to the guaranteed obligations and its rights against the Company under the Guaranty are not subject to the Guaranty Cap. TTCL is a subsidiary of RTC Canada, which the Company owns a 50% equity interest in. In exchange for the Guaranty, TTCL is receiving a reduced rate of interest on its credit facilities with BMO.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements contained in this Form 10-Q (or otherwise made by the Company or on the Company’s behalf from time to time in other reports, filings with the Securities and Exchange Commission (“SEC”), news releases, conferences, website postings or otherwise) that are not statements of historical fact constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Exchange Act of 1934, as amended (the “Exchange Act”), notwithstanding that such statements are not specifically identified. Forward-looking statements include statements about the Company’s financial position, business strategy and plans and objectives of management of the Company for future operations. These forward-looking statements reflect the best judgments of the Company about the future events and trends based on the beliefs of the Company’s management as well as assumptions made by and information currently available to the Company’s management. Use of the words “may,” “should,” “continue,” “plan,” “potential,” “anticipate,” “believe,” “estimate,” “expect” and “intend” and words or phrases of similar import, as they relate to the Company or its subsidiaries or Company management, are intended to identify forward-looking statements but are not the exclusive means of identifying such statements. Forward-looking statements reflect our current view of the Company with respect to future events and are subject to risks and uncertainties that could cause actual results to differ materially from those in such statements. Please read Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, for a discussion of certain of those risks. Other unknown or unpredictable factors could also have a material adverse effect on future results. Although the Company believes that its expectations are reasonable as of the date of this Form 10-Q, it can give no assurance that such expectations will prove to be correct. The Company does not intend to update or revise any forward-looking statements unless securities laws require it to do so, and the Company undertakes no obligation to publicly release any revisions to forward-looking statements, whether because of new information, future events or otherwise.

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

Results of Operations

The following discussion and analysis includes our historical results of operations for the three months ended March 31, 2019 and 2018.

The following table sets forth certain financial data as a percentage of total revenues:

	Three Months Ended March 31,
	2019	2018

New and used commercial vehicle sales	62.2%	62.3%
Parts and service sales	32.5	32.3
Lease and rental	4.4	4.6
Finance and insurance	0.5	0.4
Other	0.4	0.4
Total revenues	100.0	100.0
Cost of products sold	80.9	81.7
Gross profit	19.1	18.3
Selling, general and administrative	13.9	13.8
Depreciation and amortization	1.0	1.9
Gain (loss) on sale of assets	0.0	0.0
Operating income	4.2	2.6
Interest expense, net	0.5	0.3
Income before income taxes	3.7	2.3
Equity income in affiliates	0.0	0.0
Provision for income taxes	1.0	0.6
Net income	2.7%	1.7%

The following table sets forth for the periods indicated the percent of gross profit by revenue source:

	Three Months Ended March 31,
	2019	2018
Gross Profit:
New and used commercial vehicle sales	27.2%	27.4%
Parts and service sales	64.3	64.3
Lease and rental	3.7	4.0
Finance and insurance	2.6	2.1
Other	2.2	2.2
Total gross profit	100.0%	100.0%

The following table sets forth the unit sales and revenues for new heavy-duty, new medium-duty, new light-duty and used commercial vehicles and the absorption ratio (revenue in millions):

	Three Months Ended March 31,
	2019	2018	% Change
Vehicle unit sales:
New heavy-duty vehicles	3,558	3,312	7.4%
New medium-duty vehicles	2,614	2,705	-3.4%
New light-duty vehicles	539	431	25.1%
Total new vehicle unit sales	6,711	6,448	4.1%

Used vehicles	1,840	1,859	-1.0%

Vehicle revenues:
New heavy-duty vehicles	$530.9	$472.1	12.5%
New medium-duty vehicles	199.7	199.2	0.3%
New light-duty vehicles	22.0	16.6	32.5%
Total new vehicle revenue	$752.6	$687.9	9.4%

Used vehicle revenue	$83.0	$80.6	3.0%

Other vehicle revenues:(1)	$2.7	$4.6	-41.3%

Dealership absorption ratio:	121.5%	120.0%	1.3%
(1) Includes sales of truck bodies, trailers and other new equipment.

Key Performance Indicator

Absorption Ratio

Management uses several performance metrics to evaluate the performance of our commercial vehicle dealerships and considers Rush Truck Centers’ “absorption ratio” to be of critical importance. Absorption ratio is calculated by dividing the gross profit from the parts, service and collision center (collectively, “Aftermarket Products and Services”) departments by the overhead expenses of all of a dealership’s departments, except for the selling expenses of the new and used commercial vehicle departments and carrying costs of new and used commercial vehicle inventory. When 100% absorption is achieved, all of the gross profit from the sale of a commercial vehicle, after sales commissions and inventory carrying costs, directly impacts operating profit. Our commercial vehicle dealerships achieved a 121.5% absorption ratio for the first quarter of 2019 and a 120.0% absorption ratio for the first quarter of 2018.

Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018

Aftermarket Products and Services revenues totaled $438.0 million in the first quarter of 2019, up 9.5% from the first quarter of 2018. We believe aftermarket market activity will remain strong throughout the year and that our Aftermarket Products and Services revenues growth will remain consistent with our first quarter performance.

Our new Class 8 truck sales were strong during the first quarter of 2019 and we expect our new Class 8 truck sales to remain consistent in the second and third quarters of 2019. While we are cautiously optimistic about the fourth quarter of 2019, we will closely monitor market conditions that we believe could adversely impact the market.

Our new Class 4 through 7 commercial vehicle sales were down slightly during the first quarter of 2019, compared to the first quarter of 2018. We believe our medium-duty sales will remain strong through the remainder of 2019, as we continue to see strong demand from our customers. We believe that the expected strong Class 4 through 7 medium-duty commercial vehicle market may help to partially offset any downturn in the new Class 8 truck sales market that may occur towards the end of the year.

On February 25, 2019, we acquired 50% of the equity interest in RTC Canada, which acquired the operating assets of Tallman Group, the largest International Truck dealer in Canada. RTC Canada operates a network of 14 International Truck full-service dealerships throughout the Province of Ontario. We do not consolidate RTC Canada as part of our Truck Segment for financial reporting purposes. RTC Canada is accounted for as an equity method investment.

Revenues

Total revenues increased $107.5 million, or 8.7%, in the first quarter of 2019, compared to the first quarter of 2018.

Our Aftermarket Products and Services revenues increased $38.1 million, or 9.5%, in the first quarter of 2019, compared to the first quarter of 2018. The growth in Aftermarket Products and Services revenues during the first quarter was primarily driven by continued strong demand for aftermarket parts and services throughout the country and the successful execution of several of our strategic initiatives. We expect our Aftermarket Products and Services revenues to increase 9% to 11% in 2019, compared to 2018.

Revenues from sales of new and used commercial vehicles increased $65.2 million, or 8.4%, in the first quarter of 2019, compared to the first quarter of 2018, primarily as a result of increased sales of new Class 8 trucks to virtually all of the market segments that we serve.

We sold 3,558 new Class 8 heavy-duty trucks in the first quarter of 2019, a 7.4% increase compared to 3,312 new Class 8 heavy-duty trucks in the first quarter of 2018. According to A.C.T. Research Co., LLC (“A.C.T. Research”), a truck industry data and forecasting service provider, the U.S. Class 8 truck market increased 24.5% in the first quarter of 2019, compared to the first quarter of 2018. A.C.T. Research currently forecasts U.S. retail sales of new Class 8 trucks of approximately 264,000 units in 2019, 198,000 units in 2020 and 211,500 units in 2021, compared to approximately 255,711 units in 2018. Our share of the U.S. new Class 8 truck sales market was approximately 5.7% in 2018. We expect our U.S. new Class 8 commercial vehicle sales market share to be between 5.6% and 6.0% in 2019. This market share percentage would result in the sale of approximately 14,800 to 15,800 of new Class 8 trucks in 2019, based on A.C.T. Research’s current U.S. retail sales estimate of 264,000 units.

We sold 2,614 new Class 4 through 7 commercial vehicles, including 160 buses, in the first quarter of 2019, a 3.4% decrease compared to 2,705 new medium-duty commercial vehicles, including 288 buses, in the first quarter of 2018. A.C.T. Research estimates that unit sales of new Class 4 through 7 commercial vehicles in the U.S. increased approximately 3.5% in the first quarter of 2019, compared to the first quarter of 2018. A.C.T. Research currently forecasts U.S. retail sales of new Class 4 through 7 medium-duty commercial vehicles of approximately 262,300 units in 2019, 267,000 units in 2020 and 260,400 in 2021. In 2018, we achieved a 5.0% share of the new Class 4 through 7 commercial vehicle market in the U.S. In 2019, we expect our market share to range between 5.1% and 5.4% of the U.S. new Class 4 through 7 commercial vehicle market. This market share percentage would result in the sale of approximately 13,400 to 14,200 of new Class 4 through 7 commercial vehicles in 2019, based on A.C.T. Research’s current U.S. retail sales estimates of 262,300 units.

We sold 539 new light-duty vehicles in the first quarter of 2019, a 25.1% increase compared to 431 new light-duty vehicles in the first quarter of 2018. We expect to sell approximately 2,200 new light-duty vehicles in 2019.

We sold 1,840 used commercial vehicles in the first quarter of 2019, a 1.0% decrease compared to 1,859 used commercial vehicles in the first quarter of 2018. We expect to sell approximately 9,000 to 9,300 used commercial vehicles in 2019.

Commercial vehicle lease and rental revenues increased $1.9 million, or 3.3%, in the first quarter of 2019, compared to the first quarter of 2018. We expect lease and rental revenue to increase 3% to 8% during 2019, compared to 2018.

Finance and insurance revenues increased $1.9 million, or 39.4%, in the first quarter of 2019, compared to the first quarter of 2018. We expect finance and insurance revenues to fluctuate proportionately with our new and used commercial vehicle sales in 2019. Finance and insurance revenues have limited direct costs and, therefore, contribute a disproportionate share of our operating profits.

Other income increased $0.5 million, or 10.1%, in the first quarter of 2019, compared to the first quarter of 2018. Other income consists primarily of document fees related to commercial vehicle sales.

Gross Profit

Gross profit increased $29.9 million, or 13.2%, in the first quarter of 2019, compared to the first quarter of 2018. Gross profit as a percentage of sales increased to 19.1% in the first quarter of 2019, from 18.3% in the first quarter of 2018. The increase in gross profit as a percentage of sales is a result of increased gross margins in our Aftermarket Products and Services operations, commercial vehicle sales and truck lease and rental sales.

Gross margins from our Aftermarket Products and Services operations increased to 37.7% in the first quarter of 2019, compared to 36.4% in the first quarter of 2018. Gross profit from our Aftermarket Products and Services operations increased to $165.2 million in the first quarter of 2019, from $145.9 million in the first quarter of 2018. Historically, gross margins on parts sales range from 27% to 28% and gross margins on service and collision center operations range from 67% to 68%. Gross profits from parts sales represented 60.3% of total gross profit for Aftermarket Products and Services operations in the first quarter of 2019 and 57.4% in the first quarter of 2018. Service and collision center operations represented 39.7% of total gross profit for Aftermarket Products and Services operations in the first quarter of 2019 and 42.6% in the first quarter of 2018. We expect blended gross margins on Aftermarket Products and Services operations to range from approximately 37.5% to 38.5% in 2019.

Gross margins on new Class 8 truck sales increased to 8.9% in the first quarter of 2019, from 8.1% in the first quarter of 2018. This increase is primarily due to the mix of purchasers during the first quarter of 2019. In 2019, we expect overall gross margins from new Class 8 truck sales of approximately 7.0% to 8.0%.

Gross margins on new Class 4 through 7 commercial vehicle sales decreased to 5.9% in the first quarter of 2019, from 6.8% in the first quarter of 2018. This decrease is primarily due to the mix of purchasers during the first quarter of 2019. In 2019, we expect overall gross margins from new Class 4 through 7 commercial vehicle sales of approximately 5.7% to 6.2%, but this will largely depend upon the mix of purchasers and types of vehicles sold.

Gross margins on used commercial vehicle sales decreased to 10.6% in the first quarter of 2019, from 11.2% in the first quarter of 2018. This decrease is primarily due to increased availability of quality used commercial vehicles as a result of increased new commercial vehicle sales. We expect margins on used commercial vehicles to range between 8.0% and 10.0% during 2019.

Gross margins from truck lease and rental sales increased to 16.2% in the first quarter of 2019, from 15.8% in the first quarter of 2018. This increase is primarily related to increased rental fleet utilization. We expect gross margins from lease and rental sales of approximately 16.0% to 18.0% during 2019. Our policy is to depreciate our lease and rental fleet using a straight line method over each customer’s contractual lease term. The lease unit is depreciated to a residual value that approximates fair value at the expiration of the lease term. This policy results in us realizing reasonable gross margins while the unit is in service and a corresponding gain or loss on sale when the unit is sold at the end of the lease term.

Finance and insurance revenues and other income, as described above, have limited direct costs and, therefore, contribute a disproportionate share of gross profit.

Selling, General and Administrative Expenses

Selling, General and Administrative (“SG&A”) expenses increased $15.5 million, or 9.0%, in the first quarter of 2019, compared to the first quarter of 2018. This increase is primarily related to increased headcount in the first quarter of 2019, compared to the first quarter of 2018, the increase in employee benefits and payroll taxes that we normally recognize during the first quarter of each year and increased commissions resulting from increased sales of commercial vehicles and aftermarket services. SG&A expenses as a percentage of total revenues increased to 13.9% in the first quarter of 2019, from 13.8% in the first quarter of 2018. SG&A expenses as a percentage of total revenues have recently ranged from 12.1% to 13.9%. In general, when new and used commercial vehicle revenues decrease as a percentage of total revenues, SG&A expenses as a percentage of total revenues will be at, or exceed, the higher end of this range. For 2019, we expect SG&A expenses as a percentage of total revenues to range from 12.5% to 13.0% and the selling portion of SG&A expenses to be approximately 25.0% to 30.0% of new and used commercial vehicle gross profit.

Depreciation and Amortization Expense

Depreciation and amortization expense decreased $10.0 million, or 43.6%, in the first quarter of 2019, compared to the first quarter of 2018. This was the result of the additional amortization expense of $10.2 million related to the replacement of our ERP Platform components in the first quarter of 2018.

Interest Expense, Net

Net interest expense increased $3.1 million, or 70.9%, in the first quarter of 2019, compared to the first quarter of 2018. This increase is a result of the increase in the LIBOR rate over the last year and increased inventory levels, compared to the first quarter of 2018. Net interest expense in 2019 will depend on inventory levels, interest rate fluctuations and the amount of cash available to make prepayments on our floor plan arrangements.

Income before Income Taxes

As a result of the factors described above, income from continuing operations before income taxes increased $21.4 million, or 76.3%, in the first quarter of 2019, compared to the first quarter of 2018.

Income Taxes

Income taxes increased $5.4 million, or 76.8%, in the first quarter of 2019, compared to the first quarter of 2018. In the first quarter of 2019, we recorded $76,000 of tax expense related to an excess tax deficiency with respect to equity compensation. In the first quarter of 2018, we recorded $22,000 of tax expense related to an excess tax deficiency with respect to equity compensation. We provided for taxes at a 25.0% effective rate in the first quarter of 2019 and the first quarter of 2018. We expect our effective tax rate to be approximately 24% to 26% of pretax income in 2019.

Liquidity and Capital Resources

Our short-term cash requirements are primarily for working capital, inventory financing, the renovation and expansion of existing facilities and the construction or purchase of new facilities. Historically, these cash requirements have been met through the retention of profits, borrowings under our floor plan arrangements and bank financings. As of March 31, 2019, we had working capital of approximately $168.8 million, including $126.6 million in cash, available to fund our operations. We believe that these funds, together with expected cash flows from operations, are sufficient to meet our operating requirements for at least the next twelve months. From time to time, we utilize our excess cash on hand to pay down our outstanding borrowings under our Floor Plan Credit Agreement, and the resulting interest earned is recognized as an offset to our gross interest expense under the Floor Plan Credit Agreement.

We have a secured line of credit that provides for a maximum borrowing of $17.5 million. There were no advances outstanding under this secured line of credit at March 31, 2019, however, $11.6 million was pledged to secure various letters of credit related to self-insurance products, leaving $5.9 million available for future borrowings as of March 31, 2019.

On March 21, 2017, we entered into the Working Capital Facility with BMO Harris, which was amended by the First Amendment. The Working Capital Facility includes up to $100 million of revolving credit loans available to us for working capital, capital expenditures and other general corporate purposes. The amount of the borrowings under the Working Capital Facility are subject to borrowing base limitations based on the value of our eligible parts inventory and company vehicles. The Working Capital Facility includes a $20 million letter of credit sublimit. Borrowings under the Working Capital Facility bear interest at rates based on LIBOR or the Base Rate (as such terms are defined in the Working Capital Facility), plus an applicable margin determined based on outstanding borrowing under the Working Capital Facility. In addition, we are required to pay a commitment fee on the amount unused under the Working Capital Facility. The Working Capital Facility expires on the earlier of (i) March 21, 2020 and (ii) the date on which all commitments under the Working Capital Facility shall have terminated, whether as a result of the occurrence of the Commitment Termination Date (as defined in the Working Capital Facility) or otherwise. There was $75.0 million drawn on the Working Capital Facility as of March 31, 2019.

Our long-term real estate debt, floor plan financing agreements and the Working Capital Facility require us to satisfy various financial ratios such as the debt-to-worth ratio, leverage ratio and the fixed charge coverage ratio and certain requirements for tangible net worth and GAAP net worth. As of March 31, 2019, we were in compliance with all debt covenants related to debt secured by real estate, lease and rental units, our floor plan credit agreements and the Working Capital Facility. We do not anticipate any breach of the covenants in the foreseeable future.

We expect to purchase or lease commercial vehicles worth approximately $165.0 million to $190.0 million for our leasing operations during 2019, depending on customer demand, all of which will be financed. We also expect to make capital expenditures for recurring items such as computers, shop tools and equipment and vehicles of approximately $30.0 million to $40.0 million during 2019.

We have purchase obligations of approximately $8.5 million as of March 31, 2019 related a remodel of our facility in Atlanta, Georgia and the purchase of real estate in Irving, Texas.

During the first quarter of 2019, we paid a cash dividend of $4.4 million. Additionally, on April 24, 2019, our Board of Directors declared a cash dividend of $0.12 per share of Class A and Class B Common Stock, to be paid on June 10, 2019, to all shareholders of record as of May 9, 2019. The total dividend disbursement is estimated at approximately $4.4 million. We expect to continue paying cash dividends on a quarterly basis. However, there is no assurance as to future dividends because the declaration and payment of such dividends is subject to the business judgment of our Board of Directors and will depend on historic and projected earnings, capital requirements, covenant compliance and financial conditions and such other factors as the Board of Directors deems relevant.

On October 31, 2018, our Board of Directors approved a stock repurchase program authorizing management to repurchase, from time to time, up to an aggregate of $150.0 million of our shares of Class A Common Stock and/or Class B Common Stock. Repurchases, if any, will be made at times and in amounts as we deem appropriate and may be made through open market transactions at prevailing market prices, privately negotiated transactions or by other means in accordance with federal securities laws. The actual timing, number and value of repurchases under the stock repurchase program will be determined by management at its discretion and will depend on a number of factors, including market conditions, stock price and other factors, including those related to the ownership requirements of our dealership agreements with Peterbilt. As of March 31, 2019, we had repurchased $92.0 million of our shares of common stock under the stock repurchase program. The current stock repurchase program expires on December 31, 2019, and may be suspended or discontinued at any time.

We anticipate funding the capital expenditures for the improvement and expansion of existing facilities and recurring expenses through our operating cash flows. We have the ability to fund the construction or purchase of new facilities through our operating cash flows or by financing.

We have no other material commitments for capital expenditures as of March 31, 2019. However, we will continue to purchase vehicles for our lease and rental operations and authorize capital expenditures for the improvement or expansion of our existing dealership facilities and construction or purchase of new facilities based on market opportunities.

Cash Flows

Cash and cash equivalents decreased by $5.2 million during the three months ended March 31, 2019, compared to the three months ended March 31, 2018, and increased by $7.2 million during the three months ended March 31, 2018, compared to the three months ended March 31, 2017. The major components of these changes are discussed below.

Cash Flows from Operating Activities

Cash flows from operating activities include net income adjusted for non-cash items and the effects of changes in working capital. During the first quarter of 2019, operating activities resulted in net cash used in operations of $39.3 million. Net cash used in operating activities primarily consisted of $37.1 million in net income, as well as non-cash adjustments related to depreciation and amortization of $41.8 million and stock-based compensation of $8.8 million. Cash used in operating activities included an aggregate of $127.5 million net change in operating assets and liabilities. Included in the net change in operating assets and liabilities was primarily cash inflows of $3.1 million from the net increase in floor plan (trade), which was offset by $10.2 million from the increase in accounts receivable, $106.3 million from the increase in inventories and $13.2 million from the net increase in accounts payable and accrued liabilities,. The majority of our commercial vehicle inventory is financed through our floor plan credit agreements.

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

In June 2012, we entered into a wholesale financing agreement with Ford Motor Credit Company that provides for the financing of, and is collateralized by, our Ford new vehicle inventory. This wholesale financing agreement bears interest at a rate of Prime plus 150 basis points minus certain incentives and rebates. As of March 31, 2019, the interest rate on the wholesale financing agreement was 7.0% before applying incentives that we are qualified to receive. As of March 31, 2019, we had an outstanding balance of approximately $142.2 million under the Ford Motor Credit Company wholesale financing agreement.

Cash Flows from Investing Activities

During the first quarter of 2019, cash used in investing activities was $89.2 million. Cash flows used in investing activities consist primarily of cash used for capital expenditures. Capital expenditures of $63.6 million consisted primarily of $24.3 million for purchases of property and equipment and improvements to our existing dealership facilities and $39.3 million for additional units for the rental and leasing operations, which were directly offset by borrowings of long-term debt. Business acquisitions of $7.9 million consist of the purchase of a Ford dealership in Ceres, California, including the real estate. The Company purchased an equity method investment for $22.6 million for 50% of the equity interest in RTC Canada. We expect to purchase or lease commercial vehicles worth approximately $165.0 million to $190.0 million for our leasing operations in 2019, depending on customer demand, all of which will be financed. During 2019, we expect to make capital expenditures for recurring items such as computers, shop equipment and vehicles of $30.0 million to $40.0 million.

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

Cash Flows from Financing Activities

Cash flows from financing activities include borrowings and repayments of long-term debt and net proceeds of floor plan notes payable, non-trade. During the first quarter of 2019, financing activities provided $123.3 million in net cash flow. Cash outflows were primarily related to $45.4 million used for principal repayments of long-term debt and capital lease obligations, $25.6 million used for the repurchase of our common stock and $4.4 million used for the payment of cash dividends. These cash outflows were offset by cash inflows related to borrowings of $37.9 million of long-term debt, $75.0 million of proceeds from the Working Capital Facility and $85.3 million from draws floor plan (non-trade). The borrowings of long-term debt were related to purchasing units for the rental and leasing operations.

During the first quarter of 2018, we used $63.4 million in net cash flow from financing activities. Cash outflows were primarily related to $49.5 million used for principal repayments of long-term debt and capital lease obligations, $8.4 million from net payments of floor plan (non-trade) and $38.1 million used for the repurchase of our common stock. These cash outflows were offset by cash inflows related to borrowings of $32.1 million of long-term debt. The borrowings of long-term debt were related to purchasing units for the rental and leasing operations.

Most of our commercial vehicle purchases are made on terms requiring payment to the manufacturer within 15 days or less from the date the commercial vehicles are invoiced from the factory. On April 25, 2019, we entered into the Floor Plan Credit Agreement with BMO Harris. Prior to the Floor Plan Credit Agreement, we financed the majority of all new commercial vehicle inventory and the loan value of our used commercial vehicle inventory under the Third Amended and Restated Floor Plan Credit Agreement and going forward, the majority of such financings will occur under the Floor Plan Credit Agreement. The Floor Plan Credit Agreement includes an aggregate loan commitment that increased to $1.0 billion from $875.0 million under the Third Amended and Restated Floor Plan Credit Agreement. Borrowings under the Floor Plan Credit Agreement bear interest at an annual rate equal to (A) the greater of (i) zero and (ii) one month LIBOR rate, determined on the last day of the prior month, plus (B) 1.25% and are payable monthly. Loans under the Floor Plan Credit Agreement for the purchase of used inventory are limited to $150.0 million and loans for working capital purposes are limited to $200.0 million. The Floor Plan Credit Agreement expires June 30, 2022, although BMO Harris has the right to terminate at any time upon 360 days written notice and we may terminate at any time, subject to specified limited exceptions. On March 31, 2019, we had approximately $875.0 million outstanding under the Third Amended and Restated Floor Plan Credit Agreement. The average daily outstanding borrowings under the Third Amended and Restated Floor Plan Credit Agreement were $809.7 million during the three months ended March 31, 2019. We utilize our excess cash on hand to pay down our outstanding borrowings under the Floor Plan Credit Agreement, and the resulting interest earned is recognized as an offset to our gross interest expense under the Floor Plan Credit Agreement.

Navistar Financial Corporation and Peterbilt offer trade terms that provide an interest-free inventory stocking period for certain new commercial vehicles. This interest-free period is generally 15 days. If the commercial vehicle is not sold within the interest-free period, we then finance the commercial vehicle under the Floor Plan Credit Agreement.

Backlog

On March 31, 2019, our backlog of commercial vehicle orders was approximately $2,063.2 million, as compared to a backlog of commercial vehicle orders of approximately $1,358.3 million on March 31, 2018. Our backlog is determined quarterly by multiplying the number of new commercial vehicles for each particular type of commercial vehicle ordered by a customer at our Rush Truck Centers by the recent average selling price for that type of commercial vehicle. We include only confirmed orders in our backlog. However, such orders are subject to cancellation. In the event of order cancellation, we have no contractual right to the total revenues reflected in our backlog. The delivery time for a custom-ordered commercial vehicle varies depending on the truck specifications and demand for the particular model ordered. We sell the majority of our new heavy-duty commercial vehicles by customer special order and we sell the majority of our medium- and light-duty commercial vehicles out of inventory. Orders from a number of our major fleet customers are included in our backlog as of March 31, 2019, and we expect to fill the majority of our backlog orders during 2019.

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

Cyclicality

Our business is dependent on a number of factors including general economic conditions, fuel prices, interest rate fluctuations, credit availability, environmental and other government regulations and customer business cycles. Unit sales of new commercial vehicles have historically been subject to substantial cyclical variation based on these general economic conditions. According to data published by A.C.T. Research, in recent years, total U.S. retail sales of new Class 8 trucks have ranged from a low of approximately 97,000 in 2009, to a high of approximately 255,711 in 2018. Through geographic expansion, concentration on higher margin Aftermarket Products and Services and diversification of our customer base, we have attempted to reduce the negative impact of adverse general economic conditions or cyclical trends affecting the new Class 8 truck industry on our earnings.

Off-Balance Sheet Arrangements

Other than operating leases prior to the adoption of Topic 842 on January 1, 2019, we do not have any obligation under any transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party, that has or is reasonably likely to have a material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

We are exposed to market risk through interest rates related to our floor plan financing agreements, the Working Capital Facility, variable rate real estate debt and discount rates related to finance sales. The majority of floor plan debt and variable rate real estate debt is based on LIBOR. As of March 31, 2019, we had floor plan borrowings and variable interest rate real estate debt of approximately $1,189.5 million. Assuming an increase or decrease in LIBOR of 100 basis points, annual interest expense could correspondingly increase or decrease by approximately $11.9 million.

ITEM 4. Controls and Procedures.

The Company, under the supervision and with the participation of management, including the Company’s principal executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the principal executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2019 to ensure that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) is accumulated and communicated to Company management, including the principal executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting that occurred during the three months ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. Risk Factors.

While we attempt to identify, manage and mitigate risks and uncertainties associated with our business to the extent practical under the circumstances, some level of risk and uncertainty will always be present. Item 1A, Part I of our 2018 Annual Report on Form 10-K (the “2018 Annual Report”) describes some of the risks and uncertainties associated with our business that have the potential to materially affect our business, financial condition or results of operations.

There has been no material change in our risk factors disclosed in our 2018 Annual Report.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

We did not make any unregistered sales of equity securities during the first quarter of 2019.

A summary of the Company’s stock repurchase activity for the first quarter of 2019 is as follows:

Period	Total Number of Shares Purchased (1)(2)(3)	Average Price Paid Per Share (1)		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (3)
January 1 – January 31, 2019	520,200	$36.55	(4)	520,200	$65,105,186
February 1 – February 28, 2019	72,561	39.77	(5)	72,561	62,217,524
March 1 – March 31, 2019	99,665	41.43	(6)	99,665	58,085,919
Total	692,426			692,426	58,085,919

(1)	The calculation of the average price paid per share does not give effect to any fees, commissions or other costs associated with the repurchase of such shares.
(2)	The shares represent Class A and Class B Common Stock repurchased by the Company.
(3)	On October 31, 2018, our Board of Directors approved a new stock repurchase program authorizing management to repurchase, from time to time, up to an aggregate of $150.0 million of our shares of Class A Common Stock and/or Class B Common Stock. The current stock repurchase program expires on December 31, 2019, and may be suspended or discontinued at any time.
(4)	Represents 500,753 shares of Class A Common Stock at an average price paid per share of $36.49 and 19,447 shares of Class B Common Stock at an average price paid per share of $37.99.
(5)	Represents 60,316 shares of Class A Common Stock at an average price paid per share of $39.58 and 12,245 shares of Class B Common Stock at an average price paid per share of $40.71.
(6)	Represents 77,933 shares of Class A Common Stock at an average price paid per share of $41.63 and 21,732 shares of Class B Common Stock at an average price paid per share of $40.70.

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
10.1

Fourth Amended and Restated Credit Agreement, dated as of April 25, 2019 by and among the Company, the Lenders signatory thereto and BMO Harris Bank N.A., as Administrative Agent and Collateral Agent (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 000-20797) filed May 1, 2019)

10.2

First Amendment to Credit Agreement, dated as of April 25, 2019 by and among the Company, the Lenders signatory thereto and BMO Harris Bank N.A., as Administrative Agent (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (File No. 000-20797) filed May 1, 2019)

10.3

Guaranty Agreement, dated as of April 25, 2019 between Rush and the Bank of Montreal (incorporated herein by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K (File No. 000-20797) filed May 1, 2019)

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

RUSH ENTERPRISES, INC.

Date: May 10, 2019	By:	/S/ W.M. “RUSTY” RUSH
W.M. “Rusty” Rush President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Date: May 10, 2019	By:	/S/ STEVEN L. KELLER
Steven L. Keller Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)