Form 10-Q
period 2019-06-30
RUSH ENTERPRISES INC \TX\
filed 2019-08-09
CIK 1012019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☑

Indicated below is the number of shares outstanding of each of the issuer’s classes of common stock, as of July 31, 2019.

Title of Class	Number of Shares Outstanding
Class A Common Stock, $.01 Par Value	27,993,723
Class B Common Stock, $.01 Par Value	8,341,564

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, $0.01 par value	RUSHA	NASDAQ Global Select Market
Class B Common Stock, $0.01 par value	RUSHB	NASDAQ Global Select Market

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

JUNE 30, 2019 AND DECEMBER 31, 2018

(In Thousands, Except Shares)

	June 30,	December 31,
	2019	2018
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$111,346	$131,726
Accounts receivable, net	226,178	190,650
Note receivable affiliate	16,365	12,885
Inventories, net	1,512,445	1,339,923
Prepaid expenses and other	15,788	10,491
Assets held for sale	419	2,269
Total current assets	1,882,541	1,687,944
Property and equipment, net	1,237,189	1,184,053
Operating lease right-of-use assets, net	51,590	–
Goodwill, net	292,142	291,391
Other assets, net	67,233	37,962
Total assets	$3,530,695	$3,201,350

Liabilities and shareholders’ equity
Current liabilities:
Floor plan notes payable	$1,190,136	$1,023,019
Line of credit	60,000	–
Current maturities of long-term debt	149,743	161,955
Current maturities of finance lease obligations	20,326	19,631
Current maturities of operating lease obligations	9,524	–
Trade accounts payable	144,743	127,451
Customer deposits	28,886	36,183
Accrued expenses	94,893	125,056
Total current liabilities	1,698,251	1,493,295
Long-term debt, net of current maturities	457,531	439,218
Finance lease obligations, net of current maturities	53,357	49,483
Operating lease obligations, net of current maturities	42,271	–
Other long-term liabilities	19,552	11,118
Deferred income taxes, net	146,209	141,308
Shareholders’ equity:
Preferred stock, par value $.01 per share; 1,000,000 shares authorized; 0 shares outstanding in 2019 and 2018	–	–
Common stock, par value $.01 per share; 60,000,000 Class A shares and 20,000,000 Class B shares authorized; 28,022,583 Class A shares and 8,396,099 Class B shares outstanding in 2019; and 28,709,636 Class A shares and 8,290,277 Class B shares outstanding in 2018	462	458
Additional paid-in capital	384,940	370,025
Treasury stock, at cost: 4,682,727 Class A shares and 5,150,728 Class B shares in 2019 and 3,791,751 Class A shares and 5,030,787 Class B shares in 2018	(283,952)	(245,842)
Retained earnings	1,012,195	942,287
Accumulated other comprehensive income	(121)	–
Total shareholders’ equity	1,113,524	1,066,928
Total liabilities and shareholders’ equity	$3,530,695	$3,201,350

The accompanying notes are an integral part of these consolidated financial statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(In Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Revenues:
New and used commercial vehicle sales	$1,024,801	$857,025	$1,863,084	$1,630,125
Aftermarket products and services sales	448,166	422,940	886,520	823,235
Lease and rental sales	61,591	58,993	121,024	116,517
Finance and insurance	6,401	5,492	13,011	10,233
Other	3,602	4,381	9,239	9,502
Total revenue	1,544,561	1,348,831	2,892,878	2,589,612
Cost of products sold:
New and used commercial vehicle sales	951,121	791,608	1,719,538	1,502,522
Aftermarket products and services sales	272,636	265,183	545,825	519,627
Lease and rental sales	51,298	48,663	101,093	97,091
Total cost of products sold	1,275,055	1,105,454	2,366,456	2,119,240
Gross profit	269,506	243,377	526,422	470,372
Selling, general and administrative expense	193,981	178,654	381,162	350,324
Depreciation and amortization expense	13,594	21,693	26,519	44,601
Gain (loss) on sale of assets	(139)	396	(82)	368
Operating income	61,792	43,426	118,659	75,815
Equity in earnings of unconsolidated entities	690	-	739	-
Interest expense, net	8,072	4,494	15,430	8,800
Income before taxes	54,410	38,932	103,968	67,015
Provision for income taxes	12,789	9,543	25,243	16,587
Net income	$41,621	$29,389	$78,725	$50,428

Earnings per common share:
Basic	$1.13	$.75	$2.14	$1.27
Diluted	$1.10	$.72	$2.08	$1.23

Weighted average shares outstanding:
Basic	36,852	39,399	36,847	39,567
Diluted	37,695	40,690	37,764	40,967

Dividends declared per common share	$0.12	-	$0.24	-

Comprehensive income	$41,116	$29,389	$78,604	$50,428

The accompanying notes are an integral part of these consolidated financial statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2019	2018
Cash flows from operating activities:
Net income	$78,725	$50,428
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	84,982	101,020
Loss (gain) on sale of property and equipment	82	(368)
Stock-based compensation expense related to stock options and employee stock purchases	13,094	13,842
Provision for deferred income tax expense	4,901	4,750
Change in accounts and notes receivable, net	(39,008)	(22,776)
Change in inventories, net	(136,611)	(65,639)
Change in prepaid expenses and other, net	(5,297)	(834)
Change in trade accounts payable	15,717	41,242
Draws (payments) on floor plan notes payable – trade, net	(9,801)	71,303
Change in customer deposits	(7,297)	4,686
Change in accrued expenses	(30,571)	(7,671)
Other, net	(859)	−
Net cash (used in) provided by operating activities	(31,943)	189,983
Cash flows from investing activities:
Acquisition of property and equipment	(153,073)	(116,218)
Proceeds from the sale of property and equipment	1,950	4,239
Proceeds from the sale of available for sale securities	-	350
Business acquisitions	(10,168)	-
Purchase of equity method investment and call option	(22,499)	-
Change in other assets	2,109	(918)
Net cash (used in) investing activities	(181,681)	(112,547)
Cash flows from financing activities:
Draws on floor plan notes payable – non-trade, net	176,918	18,128
Proceeds from long-term debt	106,083	68,269
Draws on line of credit	135,000	-
Principal payments on long-term debt	(99,982)	(89,311)
Principal payments on finance lease obligations	(4,358)	(6,398)
Payments on line of credit	(75,000)	−
Debt issuance costs	(731)	-
Proceeds from issuance of shares relating to employee stock options and employee stock purchases	1,825	1,557
Payments of cash dividends	(8,817)	-
Common stock repurchased	(37,694)	(45,906)
Net cash provided by (used in) financing activities	193,244	(53,661)
Net (decrease) increase in cash and cash equivalents	(20,380)	23,775
Cash and cash equivalents, beginning of period	131,726	124,541
Cash and cash equivalents, end of period	$111,346	$148,316
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$28,573	$20,463
Income taxes, net of refunds	$33,771	$11,977
Noncash activities:
Assets acquired under finance leases	$15,327	$1,534
Common stock repurchased	$416	$216
Guaranty agreement	$5,025	$-

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

2 – Other Assets

ERP Platform

The total capitalized costs of the Company’s SAP enterprise resource planning software platform (“ERP Platform”) of $9.8 million are recorded on the Consolidated Balance Sheet in Other Assets. Amortization expense relating to the ERP Platform, which is recognized in depreciation and amortization expense in the Consolidated Statements of Income and Comprehensive Income, was $0.5 million for the three months ended June 30, 2019 and $9.7 million for the three months ended June 30, 2018, and $1.0 million for the six months ended June 30, 2019 and $20.7 million for the six months ended June 30, 2018 (see below). The Company estimates that amortization expense relating to the ERP Platform will be approximately $1.9 million for each of the next five years.

In the first quarter of 2018, as part of an assessment that involved a technical feasibility study of the then current ERP Platform, the Company determined that a majority of the components of this ERP Platform would require replacement earlier than originally anticipated; in prior disclosures, the Company had referred to the ERP Platform separately as the SAP enterprise software and SAP dealership management system. In accordance with Accounting Standards Codification (“ASC”) Topic 350-40, in the first quarter of 2018, the Company adjusted the useful life of these components that were replaced so that the respective net book values of the components were fully amortized upon replacement in May 2018. The Company amortized the remaining net book value of the components that were replaced on a straight-line basis in February 2018 through May 2018. The Company recorded amortization expense of $9.7 million during the three months ended June 30, 2018, and $19.9 million in the six months ended June 30, 2018 related to the components of the ERP Platform that were replaced. The ERP Platform asset and related amortization are reflected in the Truck Segment.

Franchise Rights

The Company’s only significant identifiable intangible assets, other than goodwill, are rights under franchise agreements with manufacturers. The fair value of the franchise right is determined at the acquisition date by discounting the projected cash flows specific to each acquisition. The carrying value of the Company’s manufacturer franchise rights was $7.0 million at June 30, 2019 and December 31, 2018, and is included in Other Assets on the accompanying Consolidated Balance Sheet. The Company has determined that manufacturer franchise rights have an indefinite life, as there are no economic or other factors that limit their useful lives and they are expected to generate cash flows indefinitely due to the historically long lives of the manufacturers’ brand names. Furthermore, to the extent that any agreements evidencing manufacturer franchise rights have expiration dates, the Company expects that it will be able to renew those agreements in the ordinary course of business. Accordingly, the Company does not amortize manufacturer franchise rights.

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

Equity Method Investment and Call Option

On February 25, 2019, the Company acquired a 50% equity interest in Rush Truck Centres of Canada Limited (“RTC Canada”), which acquired the operating assets of Tallman Group, the largest International Truck dealer in Canada. The Company was also granted a call option in the purchase agreement that provides the Company with the right to acquire the remaining 50% equity interest in RTC Canada until the close of business on February 25, 2024. The value of the Company’s call option was $3.6 million and is reported in Other Assets on the Consolidated Balance Sheet. On April 25, 2019, the Company entered into a Guaranty Agreement (“Guaranty”) with Bank of Montreal (“BMO”), pursuant to which the Company agreed to guaranty up to CAD250 million (the “Guaranty Cap”) of certain credit facilities entered into by and between Tallman Truck Centre Limited (“TTCL”) and BMO. The Guaranty was valued at $5.0 million at June 30, 2019 and is included in the investment in RTC Canada. See Note 13 of Notes to the Consolidated Financial Statements for more details regarding the Guaranty. As of June 30, 2019, the Company’s investment in RTC Canada is $24.3 million.

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

4 – Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Numerator:
Numerator for basic and diluted earnings per share – Net income available to common shareholders	$41,621	$29,389	$78,725	$50,428
Denominator–
Denominator for basic earnings per share – weighted average shares outstanding	36,852	39,399	36,847	39,567
Effect of dilutive securities– Employee stock options and restricted stock awards	843	1,291	917	1,400
Denominator for diluted earnings per share – adjusted weighted average shares outstanding and assumed conversions	37,695	40,690	37,764	40,967
Basic earnings per common share	$1.13	$.75	$2.14	$1.27
Diluted earnings per common share and common share equivalents	$1.10	$.72	$2.08	$1.23

Options to purchase shares of common stock that were outstanding for the three months and six months ended June 30, 2019, and 2018, which were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Weighted average anti-dilutive options	1,397	753	1,186	420

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

Stock-based compensation expense, calculated using the Black-Scholes option-pricing model for employee stock options, and included in selling, general and administrative expense, was $4.3 million for the three months ended June 30, 2019, and $5.9 million for the three months ended June 30, 2018. Stock-based compensation expense, included in selling, general and administrative expense, for the six months ended June 30, 2019, was $13.1 million and for the six months ended June 30, 2018, was $13.8 million.

As of June 30, 2019, the Company had $10.5 million of unrecognized compensation cost related to non-vested employee stock options to be recognized over a weighted-average period of 2.5 years and $12.0 million of unrecognized compensation cost related to non-vested restricted stock units to be recognized over a weighted-average period of 1.5 years.

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

Financial instruments consist primarily of cash, accounts receivable, accounts payable and floor plan notes payable. The carrying values of the Company’s financial instruments approximate fair value due either to their short-term nature or existence of variable interest rates, which approximate market rates. Certain methods and assumptions were used by the Company in estimating the fair value of financial instruments at June 30, 2019, and December 31, 2018. The carrying value of current assets and current liabilities approximates the fair value due to the short maturity of these items.

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

Long-Lived Assets

During the first quarter of 2016, the Company instituted plans to consolidate its dealership network. In 2016, the Company recorded an impairment charge related to the value of the real estate in the affected locations and a write-down of certain excess real estate. The fair value measurements for the Company’s long-lived assets are based on Level 3 inputs. Fair values of the value of the real estate were determined based on evaluations by a third-party real estate broker that utilized its knowledge and historical experience in real estate markets and transactions. As of June 30, 2019, the remaining real estate associated with the restructuring activities is included in assets held for sale on the Consolidated Balance Sheets.

The following table presents long-lived assets measured and recorded at fair value on a nonrecurring basis (in thousands):

Description	Fair Value Measurements Using Significant Unobservable Inputs June 30, 2019
Long-lived assets held for sale	$419

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

The following table contains summarized information about reportable segment revenues, segment income or loss from continuing operations and segment assets for the periods ended June 30, 2019 and 2018 (in thousands):

	Truck Segment	All Other	Total
As of and for the three months ended June 30, 2019
Revenues from external customers	$1,540,237	$4,324	$1,544,561
Segment operating income	61,579	213	61,792
Segment income before taxes	54,269	141	54,410
Segment assets	3,490,254	40,441	3,530,695

For the six months ended June 30, 2019
Revenues from external customers	$2,884,686	$8,192	$2,892,878
Segment operating income	118,321	338	118,659
Segment income before taxes	103,774	194	103,968

As of and for the three months ended June 30, 2018
Revenues from external customers	$1,344,271	$4,560	$1,348,831
Segment operating income	43,126	300	43,426
Segment income before taxes	38,684	248	38,932
Segment assets	2,981,063	35,400	3,016,463

For the six months ended June 30, 2018
Revenues from external customers	$2,580,924	$8,688	$2,589,612
Segment operating income	75,486	329	75,815
Segment income before taxes	66,787	228	67,015

8 – Income Taxes

The Company had unrecognized income tax benefits totaling $2.4 million as a component of accrued liabilities at June 30, 2019 and December 31, 2018, the total of which, if recognized, would impact the Company’s effective tax rate. An unfavorable settlement may require a charge to income tax expense and a favorable resolution would be recognized as a reduction to income tax expense. The Company recognizes interest accrued related to unrecognized tax benefits in income tax expense. The Company had approximately $139,000 accrued for the payment of interest at June 30, 2019 and December 31, 2018. No amounts were accrued for penalties.

The Company does not anticipate a significant change in the amount of unrecognized tax benefits in the next twelve months. As of June 30, 2019, the tax years ended December 31, 2015 through 2018 remain subject to audit by federal tax authorities and the tax years ended December 31, 2014 through 2018 remain subject to audit by state tax authorities.

The Company adopted ASU 2016-09 on January 1, 2017, which requires excess tax benefits and tax deficiencies to be recognized as income tax benefit or expense in the income statement and presented as an operating activity in the statement of cash flows when the awards are vested or are settled. The Company recognized a tax benefit for an equity compensation excess tax benefit of $132,000 in the second quarter of 2019 and $191,000 in the second quarter of 2018. The Company recognized a tax benefit for an equity compensation excess tax benefit of $62,000 in the first six months of 2019 and $169,000 in the first six months of 2018.

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

The following table summarizes the Company’s disaggregated revenue by revenue source for the three months and six months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Commercial vehicle sales revenue	$1,024,801	$857,025	$1,863,084	$1,630,125
Parts revenue	254,664	237,068	501,981	460,422
Commercial vehicle repair service revenue	193,502	185,872	384,539	362,813
Finance revenue	3,558	2,863	7,653	5,199
Insurance revenue	2,843	2,629	5,358	5,034
Other revenue	3,602	4,381	9,239	9,502
Total	$1,482,970	$1,289,838	$2,771,854	$2,473,095

All of the Company's performance obligations and associated revenues are generally transferred to customers at a point in time. The Company does not have any material contract assets or contract liabilities on the balance sheet as of June 30, 2019. Revenues related to commercial vehicle sales, parts sales, commercial vehicle repair service, finance and the majority of other revenues are related to the Truck Segment.

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

A lease is classified as a finance lease if any of the following conditions exist on the date of lease commencement:

●	The lease transfers ownership of the underlying asset to the lessee by the end of the lease term.
●	The lease provides the lessee an option to purchase the underlying asset, and that option is reasonably certain to be exercised.
●	The lease term is for the major part of the remaining economic life of the underlying asset.
●	The present value of the lease payments equals or exceeds substantially all of the fair value of the underlying asset.
●	The underlying asset is of such a specialized nature that only the lessee can use it without major modifications.
●	The lessor expects to have no alternative use for the leased asset at the end of the lease.

The Company adopted Topic 842 on January 1, 2019. The Company applied a modified retrospective transition approach for all leases existing at, or entered into after, January 1, 2019. The Consolidated Financial Statements for the three and six months ended June 30, 2019 are presented under the new standard, while the comparative three and six months periods ended June 30, 2018 are not adjusted and continue to be reported in accordance with the Company’s historical accounting policy. The Company applied the practical expedients permitted within Topic 842, which among other things, allows it to retain its existing assessment of whether an arrangement is, or contains, a lease and whether such lease is classified as an operating or finance lease. The Company made an accounting policy election that keeps leases with an initial term of twelve months or less off of the balance sheet and results in recognizing those lease payments in the Consolidated Statements of Income and Comprehensive Income on a straight-line basis over the lease term.

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

Lease of Vehicles as Lessee

The Company leases commercial vehicles as the lessee under finance leases and operating leases. The lease terms vary from 1 month to 10 years. Commercial vehicle finance leases continue to be reported on the Consolidated Balance Sheet, while operating leases were added to the Consolidated Balance Sheet in 2019 with the adoption of Topic 842. These vehicles are then subleased or rented by the Company to customers under various agreements. The Company received sublease income under non-cancelable subleases of $5.7 million for the three months ended June 30, 2019, and $11.8 million for the six months ended June 30, 2019.

The Company usually guarantees the residual value of vehicles under operating lease and finance lease arrangements. At June 30, 2019, the Company guaranteed commercial vehicle residual values of approximately $40.4 million under operating lease and finance lease arrangements.

Lease of Facilities as Lessee

The Company’s facility leases are classified as operating leases and primarily reflect its use of dealership facilities and office space. The lease terms vary from 1 year to 88 years, some of which include options to extend the lease term, and some of which include options to terminate the lease within 1 year. The Company considers these options in determining the lease term used to establish its right-of-use assets and lease liabilities.

Components of lease cost are as follows (in thousands):

		Three Months Ended	Six Months Ended
Component	Classification	June 30, 2019	June 30, 2019
Operating lease cost	SG&A expense	$3,300	$6,578
Finance lease cost – amortization of right-of-use assets	Depreciation and amortization	3,541	6,862
Finance lease cost – interest on lease liabilities	Interest expense	764	1,476
Short-term lease cost	SG&A expense	200	534

Supplemental cash flow information and non-cash activity related to operating and finance leases are as follows (in thousands):

Six Months Ended
June 30, 2019
Operating cash flow information:
Cash paid for amounts included in the measurement of lease liabilities	$8,054
Financing cash flow information:
Cash paid for amounts included in the measurement of lease liabilities	$4,358
Non-cash activity:
Operating lease right-of-use assets obtained in exchange for lease obligations	$51,590

Weighted-average remaining lease term and discount rate for operating and finance leases are as follows:

June 30, 2019
Weighted-average remaining lease term (in months)	69
Weighted-average discount rate	4.5%

Maturities of lease liabilities by fiscal year for finance leases and operating leases are as follows (in thousands):

	Finance Leases	Operating Leases
2019 (a)	$12,843	$6,107
2020	21,198	11,138
2021	16,726	8,990
2022	12,882	7,825
2023	7,320	6,479
2024 and beyond	10,166	27,067
Total lease payments	$81,135	$67,606
Less: Imputed interest	(7,452)	(15,814)
Present value of lease liabilities	$73,683	$51,792

(a)   Excluding the six months ended June 30, 2019

Lease of Vehicles as Lessor

The Company leases vehicles that the Company owns to customers primarily over periods of 1 to 10 years. The Company applied the practical expedient permitted within Topic 842 that allows it not to separate lease and nonlease components. Nonlease components typically consist of maintenance and licensing for the commercial vehicle. Some leases contain an option for the lessee to purchase the commercial vehicle.

The Company’s policy is to depreciate its lease and rental fleet using a straight line method over each customer’s contractual lease term. The lease unit is depreciated to a residual value that approximates fair value at the expiration of the lease term. This policy results in the Company realizing reasonable gross margins while the unit is in service and a corresponding gain or loss on sale when the unit is sold at the end of the lease term.

Sales-type leases are recognized by the Company as lease receivables. The lessee obtains control of the underlying asset and the Company recognizes sales revenue upon lease commencement. The receivable for sales-type leases at June 30, 2019 in the amount of $5.5 million is reflected in Other Assets on the Consolidated Balance Sheet.

Minimum rental payments to be received for non-cancelable leases and subleases in effect as of June 30, 2019, are as follows (in thousands):

2019 (a)	$64,533
2020	112,427
2021	84,798
2022	60,519
2023	39,590
Thereafter	30,824
Total	$392,691

(a)   Excluding the six months ended June 30, 2019

Rental income during the three and six months ended June 30, 2019, and June 30, 2018, consisted of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Minimum rental payments	$54,149	$51,512	$106,570	$102,414
Nonlease payments	7,620	7,753	14,878	14,718
Total	$61,769	$59,265	$121,448	$117,132

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

11 – Shareholders’ Equity

The Company declared and paid a $0.12 per common share cash dividend in the first quarter and the second quarter of 2019. Future dividends are subject to declaration by the Company’s Board of Directors.

	Common Stock						Accumulated
	Shares Outstanding		$0.01 Par	Additional Paid-In	Treasury	Retained	Other Comprehensive
(in thousands)	Class A	Class B	Value	Capital	Stock	Earnings	Income	Total

Balance, December 31, 2018	28,710	8,290	$458	$370,025	$(245,842)	$942,287	$-	$1,066,928

Stock options exercised and stock awards	59	–	1	1,230	–	–	–	1,231
Stock-based compensation related to stock options, restricted shares and employee stock purchase plan	–	–	–	8,836	–	–	–	8,836
Vesting of restricted share awards	–	226	2	(2,317)	–	–	–	(2,315)
Issuance of common stock under employee stock purchase plan	57	–	1	1,680	–	–	–	1,681
Common stock repurchases	(639)	(53)	–	–	(26,048)	–	–	(26,048)
Dividend Class A common stock	–	–	–	–	–	(3,389)	–	(3,389)
Dividend Class B common stock	–	–	–	–	–	(991)	–	(991)
Other comprehensive income	–	–	–	–	–	–	384	384
Net income	–	–	–	–	–	37,104	–	37,104

Balance, March 31, 2019	28,187	8,463	$462	$379,454	$(271,890)	$975,011	$384	$1,083,421
Stock options exercised and stock awards	87	–	–	1,745	–	–	–	1,745
Stock-based compensation related to stock options, restricted shares and employee stock purchase plan	–	–	–	4,258	–	–	–	4,258
Vesting of restricted share awards	–	–	–	(517)	–	–	–	(517)
Issuance of common stock under employee stock purchase plan	–	–	–	–	–	–	–	–
Common stock repurchases	(251)	(67)	–	–	(12,062)	–	–	(12,062)
Dividend Class A common stock	–	–	–	–	–	(3,387)	–	(3,387)
Dividend Class B common stock	–	–	–	–	–	(1,050)	–	(1,050)
Other comprehensive income	–	–	–	–	–	–	(505)	(505)
Net income	–	–	–	–	–	41,621	–	41,621
Balance, June 30, 2019	28,023	8,396	$462	$384,940	$(283,952)	$1,012,195	$(121)	$1,113,524

	Common Stock
	Shares Outstanding		$0.01 Par	Additional Paid-In	Treasury	Retained
(in thousands)	Class A	Class B	Value	Capital	Stock	Earnings	Total

Balance, December 31, 2017	31,345	8,469	$454	$348,044	$(120,682)	$812,557	$1,040,373

Stock options exercised and stock awards	30	–	–	766	–	–	766
Stock-based compensation related to stock options, restricted shares and employee stock purchase plan	–	–	–	7,893	–	–	7,893
Vesting of restricted share awards	1	226	2	(1,621)	–	–	(1,619)
Issuance of common stock under employee stock purchase plan	41	–	1	1,353	–	–	1,354
Common stock repurchases	(834)	(72)	–	–	(38,137)	–	(38,137)
Net income	–	–	–	–	–	21,039	21,039

Balance, March 31, 2018	30,583	8,623	$457	$356,435	$(158,819)	$833,596	$1,031,669
Stock options exercised and stock awards	64	–	–	1,184	–	–	1,184
Stock-based compensation related to stock options, restricted shares and employee stock purchase plan	–	–	–	5,949	–	–	5,949
Vesting of restricted share awards	–	1	–	(128)	–	–	(128)
Common stock repurchases	–	(194)	–	–	(7,985)	–	(7,985)
Net income	–	–	–	–	–	29,389	29,389
Balance, June 30, 2018	30,647	8,430	$457	$363,440	$(166,804)	$862,985	$1,060,078

12 – Accumulated Other Comprehensive Income

The following table shows the components of accumulated other comprehensive loss (in thousands):

Balance as of December 31, 2018	$	−
Foreign currency translation adjustment		384
Balance at March 31, 2019		$384
Foreign currency translation adjustment		(505)
Balance at June 30, 2019		$(121)

The equity method investment in RTC Canada was valued using the Canadian exchange rate of 1.3135 at June 30, 2019. The adjustment is reflected in Other Assets on the Consolidated Balance Sheet.

13 – Guaranty

On April 25, 2019, the Company entered into the Guaranty with BMO, pursuant to which the Company agreed to guaranty certain credit facilities entered into by and between TTCL and BMO up to the Guaranty Cap. TTCL is a subsidiary of RTC Canada, of which the Company owns a 50% equity interest. Interest, fees and expenses incurred by BMO to enforce its rights with respect to the guaranteed obligations and its rights against the Company under the Guaranty are not subject to the Guaranty Cap. In exchange for the Guaranty, TTCL is receiving a reduced rate of interest on its credit facilities with BMO. The Guaranty was valued at $5.0 million at June 30, 2019 and is shown in Other long-term liabilities on the Consolidated Balance Sheet.

14 – New Accounting Pronouncement

In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-13, "Financial Instruments - Credit Losses (Topic 326)," which modifies the measurement of expected credit losses of certain financial instruments. Credit losses on trade and other receivables, held-to-maturity debt securities, and other instruments will reflect the Company's current estimate of the expected credit losses and will generally result in the earlier recognition of allowance for losses. The new guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. The Company is currently evaluating the impact of and approach to adopting this new accounting guidance and does not expect the adoption of this standard to have a material impact on its consolidated financial statements.

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

Results of Operations

The following discussion and analysis includes our historical results of operations for the three months and six months periods ended June 30, 2019 and 2018.

The following table sets forth certain financial data as a percentage of total revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue
New and used commercial vehicle sales	66.4%	63.5%	64.4%	63.0%
Aftermarket products and services sales	29.0	31.4	30.6	31.8
Lease and rental sales	4.0	4.4	4.2	4.5
Finance and insurance	0.4	0.4	0.5	0.4
Other	0.2	0.3	0.3	0.3
Total revenues	100.0	100.0	100.0	100.0
Cost of products sold	82.6	82.0	81.8	81.8
Gross profit	17.4	18.0	18.2	18.2
Selling, general and administrative	12.5	13.2	13.2	13.6
Depreciation and amortization	0.9	1.6	0.9	1.7
Gain (loss) on sale of assets	0.0	0.0	0.0	0.0
Operating income	4.0	3.2	4.1	2.9
Equity in earnings of unconsolidated subsidiaries	0.0	0.0	0.0	0.0
Interest expense, net	0.5	0.3	0.5	0.3
Income before income taxes	3.5	2.9	3.6	2.6
Provision for income taxes	0.8	0.7	0.9	0.6
Net income	2.7%	2.2%	2.7%	2.0%

The following table sets forth for the periods indicated the percent of gross profit by revenue source:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Gross Profit:
New and used commercial vehicle sales	27.3%	26.9%	27.3%	27.1%
Aftermarket products and services sales	65.1	64.8	64.7	64.6
Lease and rental sales	3.8	4.2	3.8	4.1
Finance and insurance	2.4	2.3	2.5	2.2
Other	1.4	1.8	1.7	2.0
Total gross profit	100.0%	100.0%	100.0%	100.0%

The following table sets forth the unit sales and revenues for new heavy-duty, new medium-duty, new light-duty and used commercial vehicles and the absorption ratio (revenues in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	% Change	2019	2018	% Change
Vehicle unit sales:
New heavy-duty vehicles	4,119	3,218	28.0%	7,677	6,530	17.6%
New medium-duty vehicles	3,866	3,474	11.3%	6,480	6,179	4.9%
New light-duty vehicles	719	679	5.9%	1,258	1,110	13.3%
Total new vehicle unit sales	8,704	7,371	18.1%	15,415	13,819	11.5%
Used vehicles	2,101	2,055	2.2%	3,941	3,914	0.7%
Vehicle revenue:
New heavy-duty vehicles	$611.2	$474.4	28.8%	$1,142.1	$946.4	20.7%
New medium-duty vehicles	288.0	257.0	12.1%	487.7	456.2	6.9%
New light-duty vehicles	28.9	27.4	5.5%	50.9	44.0	15.7%
Total new vehicle revenue	$928.1	$758.8	22.3%	$1,680.7	$1,446.6	16.2%
Used vehicle revenue	$89.9	$92.8	-3.1%	$172.9	$173.4	-0.3%
Other vehicle revenue:(1)	$6.8	$5.4	25.9%	$9.5	$10.1	-5.9%
Absorption ratio:	122.4%	122.8%	-0.3%	121.9%	121.4%	0.4%

(1)  Includes sales of truck bodies, trailers and other new equipment.

Key Performance Indicator

Absorption Ratio

Management uses several performance metrics to evaluate the performance of our commercial vehicle dealerships and considers Rush Truck Centers’ “absorption ratio” to be of critical importance. Absorption ratio is calculated by dividing the gross profit from the parts, service and collision center (collectively, “Aftermarket Products and Services”) departments by the overhead expenses of all of a dealership’s departments, except for the selling expenses of the new and used commercial vehicle departments and carrying costs of new and used commercial vehicle inventory. When 100% absorption is achieved, all of the gross profit from the sale of a commercial vehicle, after sales commissions and inventory carrying costs, directly impacts operating profit. Our commercial vehicle dealerships achieved a 122.4% absorption ratio for the second quarter of 2019 and a 122.8% absorption ratio for the second quarter of 2018.

Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018

Aftermarket Products and Services revenues totaled $448.2 million in the second quarter of 2019, up 6.0% from the second quarter of 2018. We believe aftermarket market activity will remain strong throughout the year and that our Aftermarket Products and Services revenues growth will remain consistent with our second quarter performance.

Our new Class 8 truck sales outpaced the market during the second quarter of 2019 and we expect our new Class 8 truck sales to remain consistent in the third quarter of 2019. However, due to the high volume of trucks sold over the past two years, there is currently excess freight capacity in the market, and Class 8 new truck orders have dramatically decreased in recent months. Current market conditions and various economic indicators suggest Class 8 new truck sales will begin to decline in the fourth quarter of 2019. We expect new Class 8 truck sales to decline significantly in 2020.

Our new Class 4 through 7 commercial vehicle sales were up 11.3% during the second quarter of 2019, compared to the second quarter of 2018. We believe our medium-duty sales will remain strong through the remainder of 2019.

Revenues

Total revenues increased $195.7 million, or 14.5%, in the second quarter of 2019, compared to the second quarter of 2018.

Our Aftermarket Products and Services revenues increased $25.2 million, or 6.0%, in the second quarter of 2019, compared to the second quarter of 2018. The growth in Aftermarket Products and Services revenues during the second quarter was primarily driven by generally strong economic conditions in the U.S. and our continued success executing on our long-term strategic initiatives. We expect our Aftermarket Products and Services revenues to increase 7% to 9% in 2019, compared to 2018.

Revenues from sales of new and used commercial vehicles increased $167.8 million, or 19.6%, in the second quarter of 2019, compared to the second quarter of 2018, primarily driven by vocational and large fleet deliveries throughout the market segments that we support.

We sold 4,119 new Class 8 heavy-duty trucks in the second quarter of 2019, a 28.0% increase compared to 3,218 new Class 8 heavy-duty trucks sold in the second quarter of 2018. According to A.C.T. Research Co., LLC (“A.C.T. Research”), a truck industry data and forecasting service provider, the U.S. Class 8 truck market increased 19.8% in the second quarter of 2019, compared to the second quarter of 2018. A.C.T. Research currently forecasts U.S. retail sales of new Class 8 trucks of approximately 275,100 units in 2019, 204,000 units in 2020 and 211,500 units in 2021, compared to approximately 255,828 units in 2018. Our share of the U.S. new Class 8 truck sales market was approximately 5.7% in 2018. We expect our U.S. new Class 8 truck sales market share to be between 5.3% and 5.6% in 2019. This market share percentage would result in the sale of approximately 14,500 to 15,500 of new Class 8 trucks in 2019, based on A.C.T. Research’s current U.S. retail sales estimate of 275,100 units.

We sold 3,866 new Class 4 through 7 medium-duty commercial vehicles, including 299 buses, in the second quarter of 2019, an 11.3% increase compared to 3,474 new Class 4 through 7 medium-duty commercial vehicles, including 399 buses, sold in the second quarter of 2018. A.C.T. Research estimates that unit sales of new Class 4 through 7 commercial vehicles in the U.S. increased approximately 6.3% in the second quarter of 2019, compared to the second quarter of 2018. A.C.T. Research currently forecasts U.S. retail sales of new Class 4 through 7 medium-duty commercial vehicles of approximately 262,300 units in 2019, 267,000 units in 2020 and 260,400 in 2021. In 2018, we achieved a 5.0% share of the new Class 4 through 7 commercial vehicle market in the U.S. In 2019, we expect our market share to range between 5.1% and 5.5% of the U.S. new Class 4 through 7 commercial vehicle market. This market share percentage would result in the sale of approximately 13,500 to 14,500 of new Class 4 through 7 commercial vehicles in 2019, based on A.C.T. Research’s current U.S. retail sales estimates of 262,300 units.

We sold 719 light-duty vehicles in the second quarter of 2019, a 5.9% increase compared to 679 light-duty vehicles sold in the second quarter of 2018. We expect to sell approximately 2,300 light-duty vehicles in 2019.

We sold 2,101 used commercial vehicles in the second quarter of 2019, a 2.2% increase compared to 2,055 used commercial vehicles sold in the second quarter of 2018. We expect to sell approximately 8,000 to 8,500 used commercial vehicles in 2019.

Commercial vehicle lease and rental revenues increased $2.6 million, or 4.4%, in the second quarter of 2019, compared to the second quarter of 2018. We expect lease and rental revenues to increase 3% to 5% during 2019, compared to 2018.

Finance and insurance revenues increased $0.9 million, or 16.6%, in the second quarter of 2019, compared to the second quarter of 2018. We expect finance and insurance revenues to fluctuate proportionately with our new and used commercial vehicle sales in 2019. Finance and insurance revenues have limited direct costs and, therefore, contribute a disproportionate share of our operating profits.

Gross Profit

Gross profit increased $26.1 million, or 10.7%, in the second quarter of 2019, compared to the second quarter of 2018. Gross profit as a percentage of sales decreased to 17.4% in the second quarter of 2019, from 18.0% in the second quarter of 2018. This decrease in gross profit as a percentage of sales is a result of a change in our product sales mix. Commercial vehicle sales, a lower margin revenue item, increased as a percentage of total revenues to 66.4% in the second quarter of 2019, from 63.5% in the second quarter of 2018. Aftermarket Products and Services revenues, a higher margin revenue item, decreased as a percentage of total revenues to 29.0% in the second quarter of 2019, from 31.4% in the second quarter of 2018.

Gross margins from our Aftermarket Products and Services operations increased to 39.2% in the second quarter of 2019, from 37.3% in the second quarter of 2018. This increase is primarily related to the continued execution of our long-term strategic initiatives in our parts operations, including parts sourcing and pricing. Gross profit from our Aftermarket Products and Services operations increased to $175.5 million in the second quarter of 2019, from $157.8 million in the second quarter of 2018. Historically, gross margins on parts sales range from 27% to 28% and gross margins on service and collision center operations range from 61% to 65%. Gross profits from parts sales represented 61% of total gross profit for Aftermarket Products and Services operations in the second quarter of 2019 and 58% in the second quarter of 2018. Service and collision center operations represented 39% of total gross profit for Aftermarket Products and Services operations in the second quarter of 2019 and 42% in the second quarter of 2018. We expect blended gross margins on Aftermarket Products and Services operations to range from approximately 37.5% to 38.5% in 2019.

Gross margins on new Class 8 truck sales were 8.1% in the second quarter of 2019 and the second quarter of 2018. In 2019, we expect overall gross margins from Class 8 commercial vehicle sales of approximately 7.5% to 8.0%.

Gross margins on new Class 4 through 7 commercial vehicle sales decreased to 5.1% in the second quarter of 2019, from 5.4% in the second quarter of 2018. This decrease is primarily due to the mix of purchasers during the second quarter of 2019. In 2019, we expect overall gross margins from new Class 4 through 7 commercial vehicle sales of approximately 5.5% to 6.0%, but this will largely depend upon the mix of purchasers and types of vehicles sold.

Gross margins on used commercial vehicle sales decreased to 8.3% in the second quarter of 2019, from 12.1% in the second quarter of 2018. This decrease is primarily due to increased availability of quality used commercial vehicles as a result of increased new commercial vehicle sales. We expect margins on used commercial vehicles to range between 8.0% and 9.0% during 2019.

Gross margins from truck lease and rental sales decreased to 16.7% in the second quarter of 2019, from 17.5% in the second quarter of 2018. This decrease is primarily related to decreased fleet utilization. We expect gross margins from lease and rental sales of approximately 16.0% to 18.0% during 2019. Our policy is to depreciate our lease and rental fleet using a straight line method over each customer’s contractual lease term. The lease unit is depreciated to a residual value that approximates fair value at the expiration of the lease term. This policy results in us realizing reasonable gross margins while the unit is in service and a corresponding gain or loss on sale when the unit is sold at the end of the lease term.

Finance and insurance revenues and other income, as described above, have limited direct costs and, therefore, contribute a disproportionate share of gross profit.

Selling, General and Administrative Expenses

Selling, General and Administrative (“SG&A”) expenses increased $15.3 million, or 8.6%, in the second quarter of 2019, compared to the second quarter of 2018. This increase is primarily related to increased headcount in the second quarter of 2019, compared to the second quarter of 2018 and increased commissions resulting from increased sales of commercial vehicles and Aftermarket Products and Services. SG&A expenses as a percentage of total revenues decreased to 12.5% in the second quarter of 2019, from 13.2% in the second quarter of 2018. SG&A expenses as a percentage of total revenues have recently ranged from 12.4% to 13.9%. In general, when new and used commercial vehicle revenues increase as a percentage of total revenues, SG&A expenses as a percentage of total revenues will be at the lower end of this range. For 2019, we expect SG&A expenses as a percentage of total revenues to range from 12.5% to 13.0% and the selling portion of SG&A expenses to be approximately 25.0% to 30.0% of new and used commercial vehicle gross profit.

Depreciation and Amortization Expense

Depreciation and amortization expense decreased $8.1 million, or 37.3%, in the second quarter of 2019, compared to the second quarter of 2018. This decrease is primarily related to the additional amortization expense related to the replacement of our ERP Platform components in the second quarter of 2018.

Interest Expense, Net

Net interest expense increased $3.6 million, or 79.6%, in the second quarter of 2019, compared to the second quarter of 2018. This increase is a result of the increase in the LIBOR rate over the last year and increased inventory levels, compared to the second quarter of 2018. Net interest expense in 2019 will depend on inventory levels, interest rate fluctuations and the amount of cash available to make prepayments on our floor plan arrangements.

Income before Income Taxes

As a result of the factors described above, income before income taxes increased $15.5 million, or 39.8%, in the second quarter of 2019, compared to the second quarter of 2018.

Income Taxes

Income taxes increased $3.2 million, or 34.0%, in the second quarter of 2019, compared to the second quarter of 2018. In the second quarter of 2019, we recorded a $132,000 tax benefit related to excess tax benefits of equity compensation, which reduced income tax expense. In the second quarter of 2018, we recorded a $191,000 tax benefit related to excess tax benefits of equity compensation, which reduced income tax expense. We provided for taxes at a 24.0% effective rate in the second quarter of 2019 and a 25.0% effective rate in the second quarter of 2018. We expect our effective tax rate to be approximately 24% to 26% of pretax income in 2019.

Six Months Ended June 30, 2019, Compared to Six Months Ended June 30, 2018

Unless otherwise stated below, our variance explanations and future expectations with regards to the items discussed in this section are set forth in the discussion of the “Three Months Ended June 30, 2019, Compared to Three Months Ended June 30, 2018.”

Total revenues increased $303.3 million, or 11.7%, in the first six months of 2019, compared to the first six months of 2018. Sales of new and used commercial vehicles increased $233.0 million, or 14.3%, in the first six months of 2019, compared to the first six months of 2018.

Aftermarket Products and Services revenues increased $63.3 million, or 7.7%, in the first six months of 2019, compared to the first six months of 2018.

We sold 7,677 new Class 8 heavy-duty trucks in the first six months of 2019, a 17.6% increase compared to 6,530 new Class 8 heavy-duty trucks in the first six months of 2018. According to A.C.T. Research, retail sales in the U.S. Class 8 truck market increased 22.0% in the first six months of 2019, compared to the first six months of 2018.

We sold 6,480 new Class 4 through 7 medium-duty commercial vehicles, including 458 buses, in the first six months of 2019. This represented a 4.9% increase compared to 6,179 new Class 4 through 7 medium-duty commercial vehicles, including 687 buses, in the first six months of 2018. A.C.T. Research estimates that unit sales of new Class 4 through 7 commercial vehicles in the United States increased approximately 4.3% in the first six months of 2019, compared to the first six months of 2018.

We sold 1,258 new light-duty vehicles in the first six months of 2019, a 13.3% increase compared to 1,110 new light-duty vehicles sold in the first six months of 2018.

We sold 3,941 used commercial vehicles in the first six months of 2019, a 0.7% increase compared to 3,914 used commercial vehicles in the first six months of 2018.

Truck lease and rental revenues increased $4.5 million, or 3.9%, in the first six months of 2019, compared to the first six months of 2018.

Finance and insurance revenues increased $2.8 million, or 27.1%, in the first six months of 2019, compared to the first six months of 2018.

Gross Profit

Gross profit increased $56.1 million, or 11.9%, in the first six months of 2019, compared to the first six months of 2018. Gross profit as a percentage of sales was 18.2% in the first six months of 2019 and the first six months of 2018.

Gross margins from Aftermarket Products and Services operations increased to 38.4% in the first six months of 2019, from 36.9% in the first six months of 2018. Gross profit for Aftermarket Products and Services was $340.7 million in the first six months of 2019, compared to $303.6 million in the first six months of 2018. Gross profit from parts sales represented 61% of the total gross profit for Aftermarket Products and Services operations in the first six months of 2019 and 58% in the first six months of 2018. Service and collision center operations represented 40% of the total gross profit for Aftermarket Products and Services operations in the first six months of 2019 and 42% in the first six months of 2018.

Gross margins on new Class 8 heavy-duty truck sales increased to 8.5% in the first six months of 2019, from 8.1% in the first six months of 2018.

Gross margins on new Class 4 through 7 medium-duty commercial vehicle sales decreased to 5.4% in the first six months of 2019, from 6.0% in the first six months of 2018.

Gross margins on used commercial vehicle sales decreased to 9.4% in the first six months of 2019, from 11.7% in the first six months of 2018.

Gross margins from truck lease and rental sales decreased to 16.5% in the first six months of 2019, from 16.7% in the first six months of 2018.

Finance and insurance revenues and other income, as described above, have limited direct costs and, therefore, contribute a disproportionate share of gross profit.

Selling, General and Administrative Expenses

SG&A expenses increased $30.8 million, or 8.8%, in the first six months of 2019, compared to the first six months of 2018. SG&A expenses equaled 13.2% of total revenue in the first six months of 2019, compared to 13.6% in the first six months of 2018.

Depreciation and Amortization Expense

Depreciation and amortization expense decreased $18.1 million, or 40.5%, in the first six months of 2019, compared to the first six months of 2018.

Interest Expense, Net

Net interest expense increased $6.6 million, or 75.3%, in the first six months of 2019, compared to the first six months of 2018.

Income before Income Taxes

Income before income taxes increased $37.0 million, or 55.1%, in the first six months of 2019, compared to the first six months of 2018.

Provision for Income Taxes

Income taxes increased $8.7 million, or 52.2%, in the first six months of 2019, compared to the first six months of 2018. In the first six months of 2019, we recorded a $62,000 tax benefit related to excess tax benefits of equity compensation, which reduced income tax expense. In the first six months of 2018, we recorded a $169,000 tax benefit related to excess tax benefits of equity compensation, which reduced income tax expense. We provided for taxes at a 24.5% rate in the first six months of 2019 and a 25.0% rate in the first six months of 2018.

Liquidity and Capital Resources

Our short-term cash requirements are primarily for working capital, inventory financing, the renovation and expansion of existing facilities and the construction or purchase of new facilities. Historically, these cash requirements have been met through the retention of profits, borrowings under our floor plan arrangements and bank financings. As of June 30, 2019, we had working capital of approximately $184.3 million, including $111.3 million in cash, available to fund our operations. We believe that these funds, together with expected cash flows from operations, are sufficient to meet our operating requirements for at least the next twelve months. From time to time, we utilize our excess cash on hand to pay down our outstanding borrowings under our credit agreement with BMO Harris Bank N.A. (“BMO Harris”) (“Floor Plan Credit Agreement”), and the resulting interest earned is recognized as an offset to our gross interest expense under the Floor Plan Credit Agreement.

We have a secured line of credit that provides for a maximum borrowing of $17.5 million. There were no advances outstanding under this secured line of credit at June 30, 2019, however, $11.6 million was pledged to secure various letters of credit related to self-insurance products, leaving $5.9 million available for future borrowings as of June 30, 2019.

We have a working capital facility (“the Working Capital Facility”) with BMO Harris that includes up to $100 million of revolving credit loans available to us for working capital, capital expenditures and other general corporate purposes. The amount of the borrowings under the Working Capital Facility are subject to borrowing base limitations based on the value of our eligible parts inventory and company vehicles. The Working Capital Facility includes a $20 million letter of credit sublimit. Borrowings under the Working Capital Facility bear interest at rates based on LIBOR or the Base Rate (as such terms are defined in the Working Capital Facility), plus an applicable margin determined based on outstanding borrowing under the Working Capital Facility. In addition, we are required to pay a commitment fee on the amount unused under the Working Capital Facility. The Working Capital Facility expires on the earlier of (i) March 21, 2020 and (ii) the date on which all commitments under the Working Capital Facility shall have terminated, whether as a result of the occurrence of the Commitment Termination Date (as defined in the Working Capital Facility) or otherwise. There was $60.0 million drawn on the Working Capital Facility as of June 30, 2019.

Our long-term real estate debt, floor plan financing agreements and the Working Capital Facility require us to satisfy various financial ratios such as the debt-to-worth ratio, leverage ratio and the fixed charge coverage ratio and certain requirements for tangible net worth and GAAP net worth. As of June 30, 2019, we were in compliance with all debt covenants related to debt secured by real estate, lease and rental units, our floor plan credit agreements and the Working Capital Facility. We do not anticipate any breach of the covenants in the foreseeable future.

We expect to purchase or lease commercial vehicles worth approximately $165.0 million to $190.0 million for our leasing operations during 2019, depending on customer demand, all of which will be financed. We also expect to make capital expenditures for recurring items such as computers, shop tools and equipment and vehicles of approximately $30.0 million to $40.0 million during 2019.

We have purchase obligations of approximately $16.1 million as of June 30, 2019, related to remodels of our facilities in Atlanta, Georgia and St. Peters, Missouri and the purchase of real estate in Irving and Amarillo, Texas.

During the second quarter of 2019, we paid a cash dividend of $4.4 million. Additionally, on July 23, 2019, our Board of Directors declared a cash dividend of $0.13 per share of Class A and Class B Common Stock, to be paid on September 10, 2019, to all shareholders of record as of August 9, 2019. The total dividend disbursement is estimated at approximately $4.8 million. We expect to continue paying cash dividends on a quarterly basis. However, there is no assurance as to future dividends because the declaration and payment of such dividends is subject to the business judgment of our Board of Directors and will depend on historic and projected earnings, capital requirements, covenant compliance and financial conditions and such other factors as our Board of Directors deem relevant.

On October 31, 2018, our Board of Directors approved a stock repurchase program authorizing management to repurchase, from time to time, up to an aggregate of $150.0 million of our shares of Class A Common Stock and/or Class B Common Stock. Repurchases, if any, will be made at times and in amounts as we deem appropriate and may be made through open market transactions at prevailing market prices, privately negotiated transactions or by other means in accordance with federal securities laws. The actual timing, number and value of repurchases under the stock repurchase program will be determined by management at its discretion and will depend on a number of factors, including market conditions, stock price and other factors, including those related to the ownership requirements of our dealership agreements with Peterbilt. As of June 30, 2019, we had repurchased $104.0 million of our shares of common stock under the stock repurchase program. The current stock repurchase program expires on December 31, 2019, and may be suspended or discontinued at any time.

We anticipate funding the capital expenditures for the improvement and expansion of existing facilities and recurring expenses through our operating cash flows. We have the ability to fund the construction or purchase of new facilities through our operating cash flows or by financing.

We have no other material commitments for capital expenditures as of June 30, 2019. However, we will continue to purchase vehicles for our lease and rental operations and authorize capital expenditures for the improvement or expansion of our existing dealership facilities and construction or purchase of new facilities based on market opportunities.

Cash Flows

Cash and cash equivalents decreased by $20.4 million during the six months ended June 30, 2019, compared to December 31, 2018 and increased by $23.8 million during the six months ended June 30, 2018, compared to December 31, 2017. The major components of these changes are discussed below.

Cash Flows from Operating Activities

Cash flows from operating activities include net income adjusted for non-cash items and the effects of changes in working capital. During the first six months of 2019, operating activities resulted in net cash used in operations of $31.9 million. Net cash used in operating activities primarily consisted of $78.7 million in net income, as well as non-cash adjustments related to depreciation and amortization of $85.0 million, stock-based compensation of $13.1 million and the provision for deferred income tax expense of $4.9 million. Cash provided by operating activities included an aggregate of $213.7 million net change in operating assets and liabilities. Included in the net change in operating assets and liabilities were cash inflows of $15.7 million from increases in accounts payable which was offset by cash outflows of $39.0 million from the increase in accounts receivable, $136.6 million from the increase in inventory, $5.3 million from the increase in other assets, $9.8 million from the net decrease in floor plan, trade, $30.6 million from the decrease in accrued liabilities and $7.3 million from an increase in customer deposits. The majority of our commercial vehicle inventory is financed through our floor plan credit agreements.

During the first six months of 2018, operating activities resulted in net cash provided by operations of $190.0 million. Net cash provided by operating activities primarily consisted of $50.4 million in net income, as well as non-cash adjustments related to depreciation and amortization of $101.0 million, stock-based compensation of $13.8 million and the provision for deferred income tax expense of $4.8 million. Cash provided by operating activities included an aggregate of $20.3 million net change in operating assets and liabilities. Included in the net change in operating assets and liabilities were cash inflows of $33.6 million from increases in accounts payable and accrued liabilities, $4.7 million from an increase in customer deposits and $71.3 million from the net increase in floor plan, trade, which were offset by cash outflows of $65.6 million from increases in inventory and $22.8 million from the increase in accounts receivable.

In June 2012, we entered into a wholesale financing agreement with Ford Motor Credit Company that provides for the financing of, and is collateralized by, our Ford new vehicle inventory. This wholesale financing agreement bears interest at a rate of Prime plus 150 basis points minus certain incentives and rebates. As of June 30, 2019, the interest rate on the wholesale financing agreement was 7.0% before considering the applicable incentives that we are qualified to receive. As of June 30, 2019, we had an outstanding balance of approximately $129.2 million under the Ford Motor Credit Company wholesale financing agreement.

Cash Flows from Investing Activities

During the first six months of 2019, cash used in investing activities was $181.7 million. Cash flows used in investing activities consists primarily of cash used for capital expenditures. Capital expenditures were $153.1 million during the first six months of 2019 and consisted primarily of purchases of property and equipment and improvements to our existing dealership facilities. Property and equipment purchases during the first six months of 2019 included $109.8 million for additional units for the rental and leasing operations, which were directly offset by borrowings of long-term debt. Business acquisitions of $10.2 million consisted of the purchase of a Ford dealership in Ceres, California, and a used truck dealership in Jacksonville, Florida, including the real estate associated with each dealership. In addition, we purchased an equity method investment for $22.5 million for 50% of the equity interest in RTC Canada. We expect to purchase or lease commercial vehicles worth approximately $165.0 million to $190.0 million for our leasing operations in 2019, depending on customer demand, all of which will be financed. During 2019, we expect to make capital expenditures for recurring items such as computers, shop equipment and vehicles of $30.0 million to $40.0 million.

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

Cash Flows from Financing Activities

Cash flows from financing activities include borrowings and repayments of long-term debt and net proceeds of floor plan notes payable, non-trade. During the first six months of 2019, financing activities resulted in net cash provided by financing of $193.2 million, primarily related to $176.9 million from net draws on floor plan notes payable, non-trade, borrowings of $106.1 million of long-term debt, $135.0 million from draws on a line of credit and $1.8 million from the issuance of shares related to equity compensation plans. These cash inflows were partially offset by $104.3 million used for principal repayments of long-term debt and capital lease obligations, $37.7 million used for repurchases of common stock, $75.0 million for payments on a line of credit and $8.8 million used for payment of cash dividends. The borrowings of long-term debt were primarily related to purchasing units for the rental and leasing operations.

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

Most of our commercial vehicle inventory purchases are made on terms requiring payment to the manufacturer within 15 days or less from the date the commercial vehicles are invoiced from the factory. We finance the majority of all new commercial vehicle inventory and the loan value of our used commercial vehicle inventory under the Floor Plan Credit Agreement. The Floor Plan Credit Agreement includes an aggregate loan commitment of $1.0 billion. Borrowings under the Floor Plan Credit Agreement bear interest at an annual rate equal to (A) the greater of (i) zero and (ii) one month LIBOR rate, determined on the last day of the prior month, plus (B) 1.25% and are payable monthly. Loans under the Floor Plan Credit Agreement for the purchase of used commercial vehicle inventory are limited to $150.0 million and loans for working capital purposes are limited to $200.0 million. The Floor Plan Credit Agreement expires June 30, 2022, although BMO Harris has the right to terminate at any time upon 360 days written notice and we may terminate at any time, subject to specified limited exceptions. On June 30, 2019, we had approximately $960.1 million outstanding under the Floor Plan Credit Agreement. The average daily outstanding borrowings under the Floor Plan Credit Agreement were $839.3 million during the six months ended June 30, 2019. We utilize our excess cash on hand to pay down our outstanding borrowings under the Floor Plan Credit Agreement, and the resulting interest earned is recognized as an offset to our gross interest expense under the Floor Plan Credit Agreement.

Navistar Financial Corporation and Peterbilt offer trade terms that provide an interest-free inventory stocking period for certain new commercial vehicles. This interest-free period is generally 15 to 60 days. If the commercial vehicle is not sold within the interest-free period, we then finance the commercial vehicle under the Floor Plan Credit Agreement.

Backlog

On June 30, 2019, our backlog of commercial vehicle orders was approximately $1,686.6 million, as compared to a backlog of commercial vehicle orders of approximately $1,719.10 million on June 30, 2018. Our backlog is determined quarterly by multiplying the number of new commercial vehicles for each particular type of commercial vehicle ordered by a customer at our Rush Truck Centers by the recent average selling price for that type of commercial vehicle. We include only confirmed orders in our backlog. However, such orders are subject to cancellation. In the event of order cancellation, we have no contractual right to the total revenues reflected in our backlog. The delivery time for a custom-ordered commercial vehicle varies depending on the truck specifications and demand for the particular model ordered. We sell the majority of our new heavy-duty commercial vehicles by customer special order and we sell the majority of our medium- and light-duty commercial vehicles out of inventory. Orders from a number of our major fleet customers are included in our backlog as of June 30, 2019, and we expect to fill the majority of our backlog orders during 2019.

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

We are exposed to market risk through interest rates related to our floor plan financing agreements, the Working Capital Facility, variable rate real estate debt and discount rates related to finance sales. The majority of floor plan debt and variable rate real estate debt is based on LIBOR. As of June 30, 2019, we had floor plan borrowings and variable interest rate real estate debt of approximately $1,252.4 million. Assuming an increase or decrease in LIBOR of 100 basis points, annual interest expense could correspondingly increase or decrease by approximately $12.5 million.

ITEM 4. Controls and Procedures.

The Company, under the supervision and with the participation of management, including the Company’s principal executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the principal executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2019 to ensure that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) is accumulated and communicated to Company management, including the principal executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting that occurred during the three months ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Company did not make any unregistered sales of equity securities during the second quarter of 2019.

A summary of the Company’s stock repurchase activity for the second quarter of 2019 is as follows:

Period	Total Number of Shares Purchased (1)(2)(3)	Average Price Paid Per Share (1)		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (3)
April 1 – April 30, 2019	35,762	$42.61	(4)	35,762	$56,560,933
May 1 – May 31, 2019	167,610	38.08	(5)	167,610	50,173,942
June 1 – June 30, 2019	115,119	36.02	(6)	115,119	46,023,872
Total	318,491			318,491	46,023,872

 ______________

(1)	The calculation of the average price paid per share does not give effect to any fees, commissions or other costs associated with the repurchase of such shares.
(2)	The shares represent Class A and Class B Common Stock repurchased by the Company.
(3)

On October 31, 2018, our Board of Directors approved a new stock repurchase program authorizing management to repurchase, from time to time, up to an aggregate of $150.0 million of our shares of Class A Common Stock and/or Class B Common Stock. The current stock repurchase program expires on December 31, 2019, and may be suspended or discontinued at any time.

(4)	Represents 24,602 shares of Class A Common Stock at an average price paid per share of $42.54 and 11,160 shares of Class B Common Stock at an average price paid per share of $42.76.
(5)	Represents 139,820 shares of Class A Common Stock at an average price paid per share of $37.80 and 27,790 shares of Class B Common Stock at an average price paid per share of $39.49.
(6)	Represents 87,552 shares of Class A Common Stock at an average price paid per share of $35.78 and 27,567 shares of Class B Common Stock at an average price paid per share of $36.80.

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

3.2	Rush Enterprises, Inc. Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K (File No. 000-20797) filed May 21, 2013)
10.1*	First Amendment to Fourth Amended and Restated Credit Agreement, dated as of June 28, 2019, by and among the Company, the Lenders signatory thereto and BMO Harris Bank N.A., as Administrative Agent and Collateral Agent.
31.1*	Certification of CEO pursuant to Rules 13a-14(a) and 15d-14(a) adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of CFO pursuant to Rules 13a-14(a) and 15d-14(a) adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of CEO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of CFO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
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

RUSH ENTERPRISES, INC

Date: August 9, 2019	By:	/S/ W.M. “RUSTY” RUSH
W.M. “Rusty” Rush
President, Chief Executive Officer and
Chairman of the Board
(Principal Executive Officer)

Date: August 9, 2019	By:	/S/ STEVEN L. KELLER
Steven L. Keller
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)