Form 10-K
period 2019-12-31
RUSH ENTERPRISES INC \TX\
filed 2020-02-26
CIK 1012019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Yes ☐          No ☑

The aggregate market value of common stock held by non-affiliates of the registrant as of June 28, 2019 was approximately $1,193,177,826 based upon the last sales price on June 28, 2019 on The NASDAQ Global Select MarketSM of $36.52 for the registrant’s Class A Common Stock and $36.91 for the registrant’s Class B Common Stock. Shares of Common Stock held by each executive officer and director and by each shareholder affiliated with a director or an executive officer have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The registrant had 28,042,484 shares Class A Common Stock and 8,210,581 shares of Class B Common Stock outstanding on February 12, 2020.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of registrant’s definitive proxy statement for the registrant’s 2020 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2019, are incorporated by reference into Part III of this Form 10-K.

RUSH ENTERPRISES, INC.

Index to Form 10-K

Year ended December 31, 2019

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

We are a full-service, integrated retailer of commercial vehicles and related services. The Truck Segment includes the Company’s operation of a network of commercial vehicle dealerships under the name “Rush Truck Centers.” Rush Truck Centers primarily sell commercial vehicles manufactured by Peterbilt, International, Hino, Ford, Isuzu, FUSO, IC Bus or Blue Bird. Through our strategically located network of Rush Truck Centers, we provide one-stop service for the needs of our commercial vehicle customers, including retail sales of new and used commercial vehicles, aftermarket parts sales, service and repair facilities, financing, leasing and rental, and insurance products.

Our Rush Truck Centers are principally located in high traffic areas throughout the United States. Since commencing operations as a Peterbilt heavy-duty truck dealer in 1966, we have grown to operate over 100 Rush Truck Centers in 22 states. In 2019, we purchased a 50% equity interest in an entity in Canada, Rush Truck Centres of Canada Limited, which currently owns and operates 14 International locations in Ontario, Canada.

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

Rush Truck Centers. Our Rush Truck Centers are located in Alabama, Arizona, California, Colorado, Florida, Georgia, Idaho, Illinois, Indiana, Kansas, Kentucky, Missouri, Nevada, New Mexico, North Carolina, Ohio, Oklahoma, Pennsylvania, Tennessee, Texas, Utah and Virginia. The following chart reflects our franchises and parts, service and collision repair operations by location as of February 26, 2020:

Rush Truck Center Location	Commercial Vehicle Franchise(s)	Truck Sales	Parts and Service	Collision Center
Alabama
Birmingham	None	Yes	Yes	No
Mobile	Peterbilt	Yes	Yes	Yes
Arizona
Flagstaff	Peterbilt	No	Yes	No
Phoenix	Peterbilt, Hino	Yes	Yes	Yes
Tucson	Peterbilt, Hino	Yes	Yes	No
Yuma	Peterbilt	Yes	Yes	No
California
Fontana Heavy-Duty	Peterbilt	Yes	Yes	Yes
Fontana Medium-Duty	Peterbilt, Hino, Isuzu	Yes	Yes	No
Fontana Vocational	None	No	Yes	No
Long Beach	Peterbilt	No	Yes	No
Ceres	Ford	Yes	Yes	No
Pico Rivera	Peterbilt	Yes	Yes	Yes
San Diego	Peterbilt, Hino, Ford	Yes	Yes	No
Sylmar	Peterbilt	Yes	Yes	No
Whittier	Ford, Isuzu	Yes	Yes	No
Colorado
Colorado Springs	Peterbilt	Yes	Yes	No
Denver	Peterbilt, Ford, Isuzu	Yes	Yes	Yes
Greeley	Peterbilt	Yes	Yes	No
Pueblo	Peterbilt	Yes	Yes	No

Rush Truck Center Location	Commercial Vehicle Franchise(s)	Truck Sales	Parts and Service	Collision Center
Florida
Haines City	Peterbilt	Yes	Yes	Yes
Jacksonville	Peterbilt, Hino	Yes	Yes	No
Jacksonville East	Peterbilt	Yes	Yes	No
Lake City	Peterbilt	Yes	Yes	No
Miami	None	No	Yes	No
Orlando Heavy-Duty	Peterbilt, Isuzu	Yes	Yes	No
Orlando Light & Medium-Duty	Ford	Yes	Yes	No
Orlando North	Isuzu	Yes	Yes	No
Orlando South	Isuzu	Yes	Yes	No
Tampa	Peterbilt	Yes	Yes	No
Georgia
Atlanta	International, Hino, Isuzu, IC Bus	Yes	Yes	No
Atlanta Bus Center	IC Bus	Yes	Yes	Yes
Augusta	International, IC Bus	Yes	Yes	No
Blackshear	International, IC Bus	Yes	Yes	No
Columbus	International, Isuzu, IC Bus	Yes	Yes	No
Doraville	International, Hino, Isuzu, IC Bus	Yes	Yes	No
Gainesville	International, IC Bus	Yes	Yes	No
Macon	International	Yes	Yes	No
Smyrna	International, Hino, Isuzu, IC Bus	Yes	Yes	No
Tifton	International, IC Bus	Yes	Yes	No
Valdosta	International	Yes	Yes	No
Idaho
Boise	International, Hino, IC Bus	Yes	Yes	Yes
Idaho Falls	International, IC Bus	Yes	Yes	Yes
Lewiston	International	Yes	Yes	No
Twin Falls	International	Yes	Yes	No
Illinois
Bloomington	International, Hino	Yes	Yes	No
Carol Stream	International	Yes	Yes	No
Champaign	International	Yes	Yes	Yes
Chicago	International	Yes	Yes	Yes
Effingham	International	Yes	Yes	Yes
Huntley	International	Yes	Yes	No
Joliet	International	Yes	Yes	No
Quincy	International	Yes	Yes	No
Springfield	International	Yes	Yes	Yes
Indiana
Gary	International	Yes	Yes	No
Indianapolis	International	Yes	Yes	Yes
Kansas
Kansas City	Hino, Isuzu	Yes	Yes	No
Kentucky
Bowling Green	Peterbilt	Yes	Yes	No
Missouri
St. Peters	International	Yes	Yes	No
St. Louis	International	Yes	Yes	No
Nevada
Las Vegas	Peterbilt	Yes	Yes	No
New Mexico
Albuquerque	Peterbilt	Yes	Yes	Yes
Farmington	Peterbilt	No	Yes	No
Las Cruces	Peterbilt	Yes	Yes	No

Rush Truck Center Location	Commercial Vehicle Franchise(s)	Truck Sales	Parts and Service	Collision Center
North Carolina
Asheville	International	Yes	Yes	No
Charlotte	International, Hino, Isuzu	Yes	Yes	Yes
Hickory	International	Yes	Yes	No
Ohio
Akron	International, IC Bus	Yes	Yes	No
Cincinnati	International, IC Bus, Isuzu, Ford, FUSO	Yes	Yes	Yes
Cleveland	International, IC Bus	Yes	Yes	No
Columbus	International, IC Bus, Isuzu(1)	Yes	Yes	No
Dayton	International, IC Bus, Isuzu	Yes	Yes	No
Lima	International, IC Bus	Yes	Yes	No
Oklahoma
Ardmore	Peterbilt	Yes	Yes	No
Oklahoma City	Peterbilt, Hino, Ford, Isuzu	Yes	Yes	Yes
Tulsa	Peterbilt, Hino	Yes	Yes	Yes
Pennsylvania
Greencastle	None	Yes	Yes	No
Tennessee
Memphis	None	Yes	Yes	No
Nashville	Peterbilt	Yes	Yes	Yes
Texas
Abilene	Peterbilt	Yes	Yes	No
Amarillo	Peterbilt	Yes	Yes	No
Austin	Peterbilt, Hino, Isuzu, Blue Bird, Micro Bird, Elkhart	Yes	Yes	No
Austin North	Peterbilt	No	Yes	No
Beaumont	Peterbilt	Yes	Yes	No
Brownsville	Peterbilt, Elkhart	Yes	Yes	No
College Station	Peterbilt	Yes	Yes	No
Corpus Christi	Peterbilt, Hino, Isuzu, Blue Bird, Elkhart	Yes	Yes	No
Cotulla	Peterbilt	No	Yes	No
Dalhart	Peterbilt	No	Yes	No
Dallas Heavy-Duty	Peterbilt, Blue Bird, Micro Bird, Elkhart	Yes	Yes	Yes
Dallas Medium-Duty	Peterbilt, Hino, Blue Bird, Micro Bird, Elkhart	Yes	Yes	No
Dallas Light & Medium-Duty	Ford, Isuzu	Yes	Yes	No
El Paso	Peterbilt, Hino, Isuzu	Yes	Yes	Yes
Fort Worth	Peterbilt, Blue Bird, Micro Bird, Elkhart	Yes	Yes	No
Houston	Peterbilt, Hino	Yes	Yes	Yes
Houston Bus Center	Blue Bird, Micro Bird, Elkhart	Yes	Yes	No
Houston Medium-Duty	Peterbilt, Hino	Yes	Yes	No
Laredo	Peterbilt, Blue Bird, Micro Bird, Elkhart	Yes	Yes	Yes
Lubbock	Peterbilt	Yes	Yes	No
Lufkin	Peterbilt, Blue Bird, Micro Bird, Elkhart	Yes	Yes	Yes
Odessa	Peterbilt	Yes	Yes	No
Pharr	Peterbilt, Hino, Blue Bird, Micro Bird, Elkhart	Yes	Yes	Yes

(1)	Our Isuzu franchise is operated out of our Rush Truck Leasing - Columbus location.

Rush Truck Center Location	Commercial Vehicle Franchise(s)	Truck Sales	Parts and Service	Collision Center
San Antonio	Peterbilt, Hino, Blue Bird, Micro Bird, Elkhart	Yes	Yes	Yes
San Antonio Bus	Blue Bird, Micro Bird, Elkhart	Yes	Yes	Yes
Sealy	Peterbilt, Isuzu, Blue Bird, Micro Bird, Elkhart	Yes	Yes	No
Texarkana	Peterbilt, Hino, Isuzu, Blue Bird, Micro Bird, Elkhart	Yes	Yes	No
Tyler	Peterbilt, Blue Bird, Micro Bird, Elkhart	Yes	Yes	No
Victoria	Peterbilt	Yes	Yes	No
Waco	Peterbilt, Hino, Isuzu, Blue Bird, Micro Bird, Elkhart	Yes	Yes	No
Utah
Ogden	International, IC Bus	Yes	Yes	No
Salt Lake City	International, IC Bus, FUSO	Yes	Yes	Yes
Springville	International, FUSO	Yes	Yes	No
St. George	International, FUSO	Yes	Yes	No
Virginia
Chester	International, Hino	Yes	Yes	No
Fredericksburg	International	Yes	Yes	No
Richmond	International	Yes	Yes	Yes

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

Rush Truck Leasing Location	Franchise	Standalone or in a Rush Truck Center
Alabama
Birmingham	PacLease	In RTC
Arizona
Phoenix	PacLease	Standalone
California
Fontana	PacLease	Standalone
Pico Rivera	PacLease	Standalone
San Diego	PacLease	Standalone
Sylmar	PacLease	In RTC
Colorado
Denver	PacLease	Standalone
Florida
Orlando	PacLease	Standalone
Tampa	PacLease	In RTC
Jacksonville	PacLease	Standalone
Georgia
Macon	Idealease	In RTC
Idaho
Boise	Idealease	In RTC
Idaho Falls	Idealease	In RTC
Illinois
Carol Stream	Idealease	In RTC
Chicago	Idealease	In RTC
Effingham	Idealease	In RTC
Huntley	Idealease	In RTC
Joliet	Idealease	In RTC
Springfield	Idealease	In RTC

Rush Truck Leasing Location	Franchise	Standalone or in a Rush Truck Center
Indiana
Indianapolis	Idealease	In RTC
Gary	Idealease	In RTC
Missouri
St. Louis	Idealease	In RTC
St. Peters	Idealease	In RTC
New Mexico
Albuquerque	PacLease	Standalone
Nevada
Las Vegas	PacLease	Standalone
North Carolina
Charlotte	Idealease	Standalone
Ohio
Cincinnati	Idealease	Standalone
Cleveland	Idealease	Standalone
Columbus	Idealease	In RTC
Dayton	Idealease	In RTC
Oklahoma
Oklahoma City	PacLease	In RTC
Tennessee
Nashville	PacLease	In RTC
Texas
Austin	PacLease	Standalone
El Paso	PacLease	In RTC
Fort Worth	PacLease	Standalone
Houston	PacLease	Standalone
Houston NW	PacLease	In RTC
Odessa	PacLease	Standalone
San Antonio	PacLease	In RTC
Tyler	PacLease	Standalone
Virginia
Richmond	Idealease	Standalone
Norfolk	Idealease	Standalone
Utah
Salt Lake City	Idealease	Standalone

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

The House of Trucks operates at locations in Miami, Florida, Dallas, Texas and Chicago, Illinois. The House of Trucks sells used commercial vehicles, new and used trailers and offers third-party financing and insurance products.

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

●

Aftermarket Products and Services. Our aftermarket capabilities include a wide range of services and products, including a fleet of mobile service units, mobile technicians who work in our customers’ facilities, vehicle telematics support, a proprietary line of parts and accessories, factory-certified service for assembly services for specialized bodies and equipment. We believe that offering a variety of Aftermarket Products and Services at our dealerships and other locations allows us to meet the expanding needs of our customers. We continually strive to leverage our dealership facilities to offer more products and services to our customers.

●

Branding Program. We employ a branding program at all of our dealerships through distinctive signage and uniform marketing programs to take advantage of our existing name recognition and to communicate the standardized high quality of our products and reliability of our services throughout our dealership network.

Growth Strategy. Through our strategic expansion and acquisition initiatives, we have grown to operate a large, multistate, full-service network of commercial vehicle dealerships. We also own a 50% equity interest in an entity in Canada that owns and operates 14 International locations in Ontario, Canada, with an option to purchase the remaining 50%. As described below, we intend to continue to grow our business by expanding our product and service offerings, through acquisitions in new geographic areas and by opening new locations to enable us to better serve our customers.

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

Aftermarket Products and Services. Revenues from Aftermarket Products and Services accounted for approximately $1,762.5 million, or 30.3%, of our total revenues for 2019, and 64.9% of our gross profit. Our Aftermarket Products and Services enable our commercial vehicle sales function and are a source of recurring revenue. Rush Truck Centers carry a wide variety of commercial vehicle parts in inventory. Certain Rush Truck Centers also feature fully equipped service and collision center facilities, the combination and configuration of which varies by location, capable of handling a broad range of repairs on most commercial vehicles. Each Rush Truck Center with a service department is a warranty service center for the commercial vehicle manufacturers represented at that location, if any, and most are also authorized service centers for other vehicle component manufacturers, including Cummins, Eaton, Caterpillar and Allison. We also have mobile service technicians and technicians who staff our customers’ facilities upon request.

Our service departments perform warranty and non-warranty repairs on commercial vehicles. The cost of warranty work is generally reimbursed by the applicable manufacturer at retail commercial rates. Warranty-related parts and service revenues accounted for approximately $135.8 million, or 2.3%, of our total revenues for 2019. Additionally, we provide a wide array of services, including assembly services for specialized commercial vehicle bodies and commercial vehicle mounted equipment. Our goal is to provide our customers with any service that they need related to their commercial vehicles.

As part of our leasing and rental operations, we also enter into contracts to provide full-service maintenance on certain customers’ vehicles. We had 1,084 vehicles under contract maintenance as of December 31, 2019, and 1,094 vehicles under contract maintenance as of December 31, 2018. The full-service maintenance revenues and retail service revenues are included as Aftermarket Products and Services revenues on our Consolidated Statements of Income.

New Commercial VehicleSales.   New commercial vehicle sales represent the largest portion of our revenues, accounting for approximately $3,427.3 million, or 59.0%, of our total revenues in 2019. Of this total, new Class 8 heavy-duty truck sales accounted for approximately $2,192.3 million, or 37.7%, of our total revenues for 2019, and 64.0% of our new commercial vehicle revenues for 2019.

Our Rush Truck Centers that sell new and used Class 8 heavy-duty trucks manufactured by Peterbilt or International may also sell medium-duty and light-duty commercial vehicles. Certain Rush Truck Centers sell medium-duty commercial vehicles manufactured by Peterbilt, Hino, Isuzu, Ford, International or FUSO, buses manufactured by Blue Bird, IC Bus or Elkhart and light-duty commercial vehicles manufactured by Ford (see Part I, Item 1, “General – Rush Truck Centers” for information on which brands we sell at each Rush Truck Center). New medium-duty commercial vehicle sales, excluding new bus sales, accounted for approximately $1,003.6 million, or 17.3%, of our total revenues for 2019, and 29.3% of our new commercial vehicle revenues for 2019. New light-duty commercial vehicle sales accounted for approximately $90.6 million, or 1.6%, of our total revenues for 2019, and 2.6% of our new commercial vehicle revenues for 2019. New bus sales accounted for approximately $120.4 million, or 2.1%, of our total revenues for 2019, and 3.5% of our new commercial vehicle revenues for 2019.

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

Used Commercial Vehicle Sales.  Used commercial vehicle sales accounted for approximately $330.3 million, or 5.7%, of our total revenues for 2019. We sell used commercial vehicles at most of our Rush Truck Centers and also at our non-franchised used commercial vehicle facilities. We believe that we are well positioned to market used commercial vehicles due to our ability to recondition them for resale utilizing the service and collision center departments of our Rush Truck Centers and our ability to move used commercial vehicles between our dealerships as customer demand warrants. The majority of our used commercial vehicle inventory consists of commercial vehicles taken as trade-ins from new commercial vehicle customers or retired from our lease and rental fleet, but we also supplement our used commercial vehicle inventory by purchasing used commercial vehicles from third parties for resale, as market conditions warrant.

Vehicle Leasing and Rental.   Vehicle leasing and rental revenues accounted for approximately $247.5 million, or 4.3%, of our total revenues for 2019. At our Rush Truck Leasing locations, we engage in full-service commercial vehicle leasing through PacLease and Idealease. Rental vehicles are also generally serviced at our facilities. We had 8,506 vehicles in our lease and rental fleet, including cranes, as of December 31, 2019, compared to 8,092 vehicles as of December 31, 2018. Generally, we sell commercial vehicles that have been retired from our lease and rental fleet through our used commercial vehicles sales operations. Historically, we have realized gains on the sale of used lease and rental commercial vehicles.

New and Used Commercial Vehicle Financing and Insurance.  The sale of financial and insurance products accounted for approximately $24.4 million, or 0.4%, of our total revenues for 2019. Finance and insurance revenues have minimal direct costs and therefore, contribute a disproportionate share to our operating profits.

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

We sell, as agent, a complete line of property and casualty insurance to commercial vehicle owners. Our agency, which operates at locations around the United States outside of our Rush Truck Centers, is licensed to sell commercial vehicle liability, collision and comprehensive, workers’ compensation, cargo, and credit life insurance coverage offered by a number of leading insurance companies. Our renewal rate in 2019 was approximately 77%. We also have licensed insurance agents at several Rush Truck Centers.

Sales and Marketing

Our established history of operations in the commercial vehicle business has resulted in a strong customer base that is diverse in terms of geography, industry and scale of operations. Our customers include regional and national truck fleets, corporations, local and state governments and owner-operators. During 2019, no single customer accounted for more than 10% of our sales by dollar volume. We generally promote our products and related services through direct customer contact by our sales personnel and advertising.

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

Recent Acquisitions, Dispositions and Equity Method Investment

On October 31, 2019, we, along with our joint venture partner, sold substantially all of the assets of Central California Truck & Trailer Sales, LLC (“CCTTS”). The transaction was valued at approximately $12.7 million, with the purchase price paid in cash.

On May 6, 2019, we acquired certain assets of Stover Sales, Inc., which included real estate and a used truck dealership in Jacksonville, Florida, along with commercial vehicle and parts inventory. The transaction was valued at approximately $2.3 million, with the purchase price paid in cash.

On February 25, 2019, we acquired a 50% equity interest in Rush Truck Centres of Canada Limited (“RTC Canada”), which acquired the operating assets of Tallman Group, the largest International Truck dealer in Canada. RTC Canada currently operates a network of 14 International Truck full-service dealerships throughout the Province of Ontario. We were also granted a call option in the purchase agreement that provides us with the right to acquire the remaining 50% equity interest in RTC Canada until the close of business on February 25, 2024.

On February 11, 2019, we acquired certain assets of Country Ford Trucks, which included real estate and a Ford truck franchise in Ceres, California, along with commercial vehicle and parts inventory. The transaction was valued at approximately $7.9 million, with the purchase price paid in cash.

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

Dealership Agreements

Peterbilt. We have entered into nonexclusive dealership agreements with Peterbilt that authorize us to act as a dealer of Peterbilt heavy- and medium-duty trucks. Our Peterbilt areas of responsibility currently encompass areas in the states of Alabama, Arizona, California, Colorado, Florida, Kentucky, New Mexico, Nevada, Oklahoma, Tennessee and Texas. These dealership agreements currently have terms expiring between November 2021 and September 2022. Our dealership agreements with Peterbilt may be terminated by Peterbilt in the event that the aggregate voting power of the estate of W. Marvin Rush, W.M. “Rusty” Rush, other members of the Rush family and certain executives of the Company decreases below 22%. Sales of new Peterbilt commercial vehicles accounted for approximately 36.4% of our total revenues for 2019.

International. We have entered into nonexclusive dealership agreements with Navistar that authorize us to act as a dealer of International heavy- and medium-duty trucks and, in certain markets, IC buses. Our Navistar areas of responsibility currently encompass areas in the states of Georgia, Idaho, Illinois, Indiana, Missouri, North Carolina, Ohio, Utah and Virginia. These dealership agreements currently have terms expiring between May 2020 and January 2024. Sales of new International commercial vehicles accounted for approximately 11.0% of our total revenues for 2019.

Other Commercial Vehicle Suppliers. In addition to our dealership agreements with Peterbilt and Navistar, various Rush Truck Centers have entered into dealership agreements with other commercial vehicle manufacturers, including Blue Bird, Micro Bird and FUSO, which currently have terms expiring between February 2020 and August 2024 and Ford, Hino and Isuzu, which have perpetual terms. Sales of new non-Peterbilt and non-International commercial vehicles accounted for approximately 11.7% of our total revenues for 2019.

All of our dealership agreements impose certain operational obligations and financial requirements upon us and the relevant dealerships. In addition, each of our dealership agreements requires the consent of the relevant manufacturer for the sale or transfer of a franchise.

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

Floor Plan Financing

Most of our commercial vehicle inventory purchases are made on terms requiring payment to the manufacturer within 15 days or less from the date the commercial vehicles are invoiced from the factory. We finance the majority of all new commercial vehicle inventory and the loan value of our used commercial vehicle inventory under our credit agreement with BMO Harris Bank N.A. (“BMO Harris”) (the “Floor Plan Credit Agreement”). The Floor Plan Credit Agreement includes an aggregate loan commitment of $1.0 billion. Borrowings under the Floor Plan Credit Agreement bear interest at an annual rate equal to (A) the greater of (i) zero and (ii) one month LIBOR rate, determined on the last day of the prior month, plus (B) 1.25% and are payable monthly. Loans under the Floor Plan Credit Agreement for the purchase of used commercial vehicle inventory are limited to $150.0 million and loans for working capital purposes are limited to $200.0 million. The Floor Plan Credit Agreement expires June 30, 2022, although BMO Harris has the right to terminate at any time upon 360 days written notice and we may terminate at any time, subject to specified limited exceptions. On December 31, 2019, we had approximately $846.8 million outstanding under the Floor Plan Credit Agreement. The average daily outstanding borrowings under the Floor Plan Credit Agreement were $857.8 million during the twelve months ended December 31, 2019. We utilize our excess cash on hand to pay down our outstanding borrowings under the Floor Plan Credit Agreement, and the resulting interest earned is recognized as an offset to our gross interest expense under the Floor Plan Credit Agreement.

In June 2012, we entered into a wholesale financing agreement with Ford Motor Credit Company that provides for the financing of, and is collateralized by, our Ford new vehicle inventory. This wholesale financing agreement bears interest at a rate of Prime plus 150 basis points minus certain incentives and rebates. As of December 31, 2019, the interest rate on the wholesale financing agreement was 6.25% before considering the applicable incentives that we are qualified to receive. As of December 31, 2019, we had an outstanding balance of approximately $115.0 million under the Ford Motor Credit Company wholesale financing agreement.

Product Warranties

The manufacturers we represent provide retail purchasers of their products with a limited warranty against defects in materials and workmanship, excluding certain specified components that are separately warranted by the suppliers of such components. We provide a warranty on our proprietary line of parts and related service and the fuel systems manufactured by Momentum Fuel Technologies. We also provide an extended warranty beyond the manufacturer’s warranty on new Blue Bird school buses that we sell in Texas, as required by state law.

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

Employees

On December 31, 2019, we had 7,244 employees.

We have entered into collective bargaining agreements covering certain employees in Chicago, Illinois, which will expire on May 8, 2021, Joliet, Illinois, which will expire on May 7, 2022 and Carol Stream, Illinois, which will expire on May 6, 2023.

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

Backlog

On December 31, 2019, our backlog of commercial vehicle orders was approximately $1,236.5 million, compared to a backlog of commercial vehicle orders of approximately $1,934.9 million on December 31, 2018. Our backlog is determined quarterly by multiplying the number of new commercial vehicles for each particular type of commercial vehicle ordered by a customer at our Rush Truck Centers by the recent average selling price for that type of commercial vehicle. We include only confirmed orders in our backlog. However, such orders are subject to cancellation. In the event of order cancellation, we have no contractual right to the total revenues reflected in our backlog. The delivery time for a custom-ordered commercial vehicle varies depending on the truck specifications and demand for the particular model ordered. We sell the majority of our new heavy-duty commercial vehicles by customer special order and we sell the majority of our medium- and light-duty commercial vehicles out of inventory. Orders from a number of our major fleet customers are included in our backlog as of December 31, 2019, and we expect to fill the majority of our backlog orders during 2020.

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

At certain Rush Truck Centers, we operate as a dealer of Peterbilt trucks and parts pursuant to dealership agreements with Peterbilt, a division of PACCAR. We have no control over the management or operation of Peterbilt or PACCAR. During 2019, the majority of our revenues resulted from sales of trucks purchased from Peterbilt and parts purchased from PACCAR Parts. Due to our dependence on PACCAR and Peterbilt, we believe that our long-term success depends, in large part, on the following:

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

At certain Rush Truck Centers, we operate as a dealer of International trucks and parts and IC buses and parts pursuant to dealership agreements with International and IC Bus, each of which are divisions of Navistar. We have no control over the management or operation of International, IC Bus or Navistar. During 2019, a significant portion of our revenues resulted from sales of trucks purchased from International, buses purchased from IC Bus and parts purchased from Navistar. Due to our dependence on Navistar, International and IC Bus, we believe that our long-term success depends, in large part, on the following:

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

A negative change in any of the preceding, or a change in control of Navistar, could have a material adverse effect on our operations, revenues and profitability. On January 30, 2020, Navistar disclosed that it received an unsolicited proposal from Traton SE (“Traton”), a subsidiary of Volkswagen Group, to acquire Navistar. At this time, we do not know whether Navistar’s board of directors will accept Traton’s proposal and if so, whether Navistar’s shareholders will approve the sale. Assuming Traton’s proposal is accepted by Navistar’s required constituents and approved by regulatory authorities, we cannot predict how new ownership of Navistar might affect our business; provided, however, that at this time, our senior management is not aware of any circumstances associated with the proposed sale that would result in a material adverse effect on our operations, revenues or profitability.

Our dealership agreements may be terminable upon a change of control and we cannot control whether our controlling shareholder and management maintain their current ownership positions.

We have entered into nonexclusive dealership agreements with Peterbilt that authorize us to act as a dealer of Peterbilt trucks. Peterbilt may terminate our dealership agreements in the event of a change of control of the Company or if we violate any number of provisions in the dealership agreements. Under our Peterbilt dealership agreements, the following constitute a change of control: (i) with respect to the election of directors, the aggregate voting power held by the estate of W. Marvin Rush, W. M. “Rusty” Rush, James Thor, Scott Anderson, Derrek Weaver, Steven Keller and Corey Lowe, along with certain other persons who no longer work for the company (collectively, the “Dealer Principals”) decreases below 22% (the estate of W. Marvin Rush and such persons, excluding those who no longer work for the company, controlled 40.2% of the aggregate voting power with respect to the election of directors as of December 31, 2019); or (ii) any person or entity other than the Dealer Principals and their respective associates, or any person or entity who has been approved in writing by PACCAR, owns common stock with a greater percentage of the voting power with respect to the election of our directors than the Dealer Principals and their respective associates, in the aggregate, or any person other than W. M. “Rusty” Rush, Robin M. Rush or any person who has been approved in writing by PACCAR holds the office of Chairman of the Board, President or Chief Executive Officer of the Company. We have no control over the transfer or disposition by the estate of W. Marvin Rush or W.M. “Rusty” Rush, or his estate, of their common stock. If the estate of W. Marvin Rush or W.M. “Rusty” Rush were to sell their Class B Common Stock or bequest their Class B Common Stock to a person or entity other than the Dealer Principals, or if their estates are required to liquidate their Class B Common Stock that they own, directly or indirectly, to pay estate taxes or otherwise, the change of control provisions of the Peterbilt dealership agreements may be triggered, which would give Peterbilt the right to terminate our dealership agreements. If our dealership agreements with Peterbilt are terminated, we will lose the right to purchase Peterbilt products and operate as an authorized Peterbilt dealer, which would have a material adverse effect on our operations, revenues and profitability.

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

Our dealership agreements with the manufacturers we represent have current terms expiring between February 2020 and August 2024. Upon expiration of each agreement, we must negotiate a renewal. Management expects that, consistent with in some cases decades of past practice, each of our dealership agreements will be renewed or otherwise extended before its termination date, provided that we do not breach any of the material terms of such agreement.

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

Our business requires new and used commercial vehicle inventories held for sale to be maintained at dealer locations in order to facilitate immediate sales to customers on demand. We generally purchase new and used commercial vehicle inventories with the assistance of floor plan financing agreements. Our primary floor plan financing agreement, the Floor Plan Credit Agreement, expires on June 30, 2022, and may be terminated without cause upon 120 days’ notice. In the event that our floor plan financing becomes insufficient to satisfy our future requirements or our floor plan providers are unable to continue to extend credit under our floor plan agreements, we would need to obtain similar financing from other sources. There is no assurance that such additional floor plan financing or alternate financing could be obtained on commercially reasonable terms.

Changes in interest rates could have a material adverse effect on our profitability.

Our Floor Plan Credit Agreement and some of our other debt are subject to variable interest rates. Therefore, our interest expense would rise with any increase in interest rates. Currently, our outstanding borrowings under our Floor Plan Credit Agreement and certain other loan agreements are borrowed at LIBOR plus an applicable margin. The U.K. Financial Conduct Authority has announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. It is unclear how increased regulatory oversight and changes in the method for determining LIBOR may affect our results of operations or financial conditions. At this time, it is not possible to predict the effect of any such changes, any establishment of alternative reference rates or any other reforms to LIBOR that may be enacted in the United Kingdom or elsewhere, including the potential impact to our Floor Plan Credit Agreement. However, any rise in interest rates generally may also have the effect of depressing demand in the interest rate sensitive aspects of our business, particularly new and used commercial vehicle sales, because many of our customers finance such purchases. As a result, a rise in interest rates may have the effect of simultaneously increasing our costs and reducing our revenues, which could materially affect our business, financial condition and results of operations. See “Quantitative and Qualitative Disclosures about Market Risk” for a discussion regarding our interest rate sensitivity.

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

As of December 31, 2019, our backlog of new commercial vehicle orders was approximately $1,236.5 million. Our backlog is determined quarterly by multiplying the number of new commercial vehicles for each particular type of commercial vehicle ordered by a customer at our Rush Truck Centers by the recent average selling price for that type of commercial vehicle. We only include confirmed orders in our backlog. However, such orders are subject to cancellation. In the event of order cancellation, we have no contractual right to the total revenues reflected in our backlog.

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

Disruptions to our information technology systems and breaches in data or system security could adversely affect our business.

We rely upon our information technology systems to manage all aspects of our business, including processing and recording sales to, and payments from, customers, managing inventory, communicating with manufacturers and vendors, processing employee payroll and benefits and financial reporting. Any inability to manage these systems, including with respect to matters related to system and data security, privacy, reliability, compliance, performance and access, as well as any inability of these systems to fulfill their intended purpose within our business, could have an adverse effect on our business. In addition, in the ordinary course of business, we collect and store sensitive data and information, including our proprietary business information and that of our customers, suppliers and business partners, as well as personally identifiable information about our employees and customers. Despite the security measures we have in place, our facilities and systems, and those of our third-party service providers, could be vulnerable to cyberattacks and other security breaches, computer viruses, lost or misplaced data, programming errors, human errors or other events, and such incidents can remain undetected for a period of time despite our best efforts to detect and respond to them in a timely manner. We routinely monitor our systems for cyber threats and have processes in place to detect and remediate vulnerabilities. Nevertheless, we have experienced occasional cyberattacks and attempted breaches, including phishing emails and ransomware infections. We detected and remediated all of these incidents, all of which we categorized as “commodity threats,” or general attacks common to companies connected to the internet and communicating via email. No known leakage of financial, technical or customer data occurred and none of the incidents had a material adverse effect on our business, operations, reputation, or consolidated results of operations or consolidated financial condition.

Any cyberattack, security breach or other event resulting in the misappropriation, loss, or other unauthorized disclosure of confidential information of personal identifiable information of employees or customers, whether by us directly or our third-party service providers, could adversely affect our business operations, sales, reputation with current and potential customers, associates or vendors and employees and result in litigation or regulatory actions, all of which could have a material adverse effect on our business and reputation.

We are exposed to a variety of claims relating to our business and the liability associated with such claims may exceed the level of our insurance coverage.

In the course of our business, we are exposed to claims for personal injury, death or property damage resulting from: (i) our customers’ use of commercial vehicles that we sell, service, lease or rent; (ii) our customers’ purchase of other products that we design, manufacture, sell or install, such as commercial vehicle parts, custom vehicle modifications and CNG fuel tank systems; and (iii) injuries caused by motor vehicle accidents that our service or delivery personnel are involved in. In addition, we have employees who work remotely from time to time at certain customers’ locations that are considered inherently dangerous, such as oil or gas well drilling sites, commercial construction sites and manufacturing facilities. We could also be subject to potential litigation associated with compliance with various laws and governmental regulations at the federal, state or local levels, such as those relating to vehicle and highway safety, health and workplace safety, security and employment-related claims.

We carry comprehensive liability insurance, subject to deductibles, at levels we believe are sufficient to cover existing and future claims. However, we may be exposed to claims for which coverage is not afforded or the damages exceed the limits of our insurance coverage or multiple claims causing us to incur significant out-of-pocket costs before reaching the deductible amount, all of which could adversely affect our financial condition and results of operations. In addition, the cost of such insurance policies may increase significantly upon renewal of those policies as a result of general rate increases for the type of insurance we carry as well as our historical experience and experience in our industry. Although we have not experienced any material losses that were not covered by insurance, our existing or future claims may exceed the coverage level of our insurance, and such insurance may not continue to be available on economically reasonable terms, or at all. If we are required to pay significantly higher premiums for insurance, are not able to maintain insurance coverage at affordable rates or if we must pay amounts in excess of claims covered by our insurance, we could experience higher costs that could adversely affect our financial condition and results of operations.

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

Collectively, the estate of W. Marvin Rush and W. M. “Rusty” Rush and their affiliates own approximately 0.7% of our issued and outstanding shares of Class A Common Stock and 45.9% of our issued and outstanding Class B Common Stock. The estate of W. Marvin Rush and W.M. “Rusty” Rush collectively control approximately 37.4% of the aggregate voting power of our outstanding shares and voting power, which is substantially more than any other person or group. The interests of the estate of W. Marvin Rush and W.M. “Rusty” Rush may not be consistent with the interests of all shareholders, or each other. As a result of such ownership, the estate of W. Marvin Rush and W.M. “Rusty” Rush have the power to effectively control the Company, including the election of directors, the determination of matters requiring shareholder approval and other matters pertaining to corporate governance.

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

The volume of trading in our Class B Common Stock varies greatly and may often be light. As of December 31, 2019, the three-month average daily trading volume of our Class B Common Stock was approximately 7,600 shares, with twenty-seven days having a trading volume below 5,000 shares. If any large shareholder were to begin selling shares in the market, the added available supply of shares could cause the market price of our Class B Common Stock to drop. In addition, the lack of a robust resale market may require a shareholder to sell a large number of shares of our Class B Common Stock in increments over time to mitigate any adverse impact of the sales on the market price of our Class B Common Stock.

Item 1B.  Unresolved Staff Comments

None.

Item 2.   Properties

Our corporate headquarters are located in New Braunfels, Texas. As of December 2019, we also own or lease numerous facilities used in our operations in the following states: Alabama, Arizona, California, Colorado, Florida, Georgia, Idaho, Illinois, Indiana, Kansas, Kentucky, Missouri, New Mexico, Nebraska, Nevada, North Carolina, Ohio, Oklahoma, Pennsylvania, Tennessee, Texas, Utah and Virginia.

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

Our common stock trades on The NASDAQ Global Select MarketSM under the symbols RUSHA and RUSHB. During 2019, our Board of Directors approved four quarterly cash dividends on all outstanding shares of common stock totaling $0.50 per share. We expect to continue paying cash dividends on a quarterly basis. However, there is no assurance as to the payment of future dividends because the declaration and payment of such dividends is subject to the business judgment of our Board of Directors and will depend on historic and projected earnings, capital requirements, covenant compliance, financial conditions and such other factors as the Board of Directors deems relevant.

The following table sets forth the high and low sales prices for our Class A Common Stock and Class B Common Stock for the fiscal periods indicated and as quoted on The NASDAQ Global Select MarketSM and dividends declared.

	2019			2018
	Dividends Declared	High	Low	Dividends Declared		High	Low
Class A Common Stock

First Quarter	$.12	$44.28	$33.81	$	−	$55.40	$39.58
Second Quarter	.12	45.99	34.72		−	46.66	37.95
Third Quarter	.13	41.92	33.73		.12	46.22	38.73
Fourth Quarter	.13	49.27	34.81		.12	39.92	31.53

Class B Common Stock

First Quarter	$.12	$44.43	$35.03	$	−	$52.76	$37.23
Second Quarter	.12	45.51	35.52		−	46.75	36.61
Third Quarter	.13	43.85	35.20		.12	46.99	39.45
Fourth Quarter	.13	48.50	36.68		.12	40.38	32.35

As of February 10, 2020, there were approximately 20 record holders of Class A Common Stock and approximately 27 record holders of Class B Common Stock.

As of December 31, 2019, we have not sold any securities in the last three years that were not registered under the Securities Act.

A summary of our stock repurchase activity for the fourth quarter of 2019 is as follows:

Period	Total Number of Shares Purchased (1)(2)(3)	Average Price Paid Per Share (1)		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (3)
October 1 – October 31, 2019	82,145	$38.02	(4)	82,145	$26,809,509
November 1 – November 30, 2019	10,609	42.83	(5)	10,609	26,354,772
December 1 – December 31, 2019	10,808	46.98	(6)	10,808	99,491,935
Total	103,562			103,562

(1)	The calculation of the average price paid per share does not give effect to any fees, commissions or other costs associated with the repurchase of such shares.
(2)	The shares represent Class A and Class B Common Stock repurchased by us.
(3)

We repurchased shares in 2019 under a stock repurchase program announced on October 31, 2018, which authorized the repurchase of up to $150.0 million of our shares of Class A Common Stock and/or Class B Common Stock. This plan was terminated effective November 30, 2019; we repurchased $123.6 million shares of our Class A and Class B Common Stock under the plan prior to its termination. On December 3, 2019, we announced the approval of a new stock repurchase program authorizing management to repurchase, from time to time, up to an aggregate of $100.0 million of our shares of Class A Common Stock and/or Class B Common Stock. The current stock repurchase program expires on December 31, 2020, and may be suspended or discontinued at any time.

(4)	Represents 60,132 shares of Class A Common Stock at an average price paid per share of $37.73 and 22,013 shares of Class B Common Stock at an average price paid per share of $38.80.
(5)	Represents 10,609 shares of Class B Common Stock at an average price paid per share of $42.83.
(6)	Represents 10,808 shares of Class B Common Stock at an average price paid per share of $46.98.

Information regarding our equity compensation plans is incorporated by reference from Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters,” of this annual report on Form 10-K and should be considered an integral part of this Item 5.

Performance Graph

The following graph shows the cumulative 5-Year total return as of December 31, 2019, of a $100 investment in the Company’s common stock made on December 31, 2014 (with dividends reinvested), as compared with similar investments based on (i) the cumulative total returns of the S&P 500 Index (with dividends reinvested) and (ii) the cumulative total returns of a market-weighted Peer Group Index composed of the common stock of PACCAR, Inc., Werner Enterprises, Inc., Penske Automotive Group, Inc. and Lithia Motors, Inc., assuming reinvestment of dividends. The market-weighted Peer Group Index values were calculated from the beginning of the performance period. The historical stock price performance shown below is not necessarily indicative of future stock price performance.

	December 31,
	2014	2015	2016	2017	2018	2019
Rush Enterprises, Inc.	$100.00	$72.73	$104.25	$164.46	$117.08	$155.90
S&P 500	100.00	101.38	113.51	138.29	132.23	173.86
Peer Group	100.00	78.29	101.99	116.40	96.60	140.79

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

Item 6.    Selected Financial Data

The information below was derived from the audited consolidated financial statements included in this report and reports we have previously filed with the SEC. This information should be read together with those consolidated financial statements and the notes to those consolidated financial statements. These historical results are not necessarily indicative of the results to be expected in the future. The selected financial data presented below may not be comparable between periods in all material respects or indicative of our future financial position or results of operations due primarily to acquisitions which occurred during the periods presented. See Note 15 to the Company’s Consolidated Financial Statements for a discussion of such acquisitions. The selected financial data presented below should be read in conjunction with our other financial information included elsewhere herein.

	Year Ended December 31,
	2019	2018	2017	2016	2015
	(in thousands, except per share amounts)
SUMMARY OF INCOME STATEMENT DATA
Revenues
New and used commercial vehicle sales	$3,757,584	$3,558,637	$2,993,015	$2,640,019	$3,360,808
Aftermarket products and services sales	1,762,510	1,670,052	1,471,266	1,332,356	1,382,447
Lease and rental	247,549	238,238	217,356	208,154	199,867
Finance and insurance	24,443	20,535	17,988	18,582	21,150
Other	17,761	18,728	14,257	15,503	15,461
Total revenues	5,809,847	5,506,190	4,713,882	4,214,614	4,979,733
Cost of products sold	4,784,219	4,527,921	3,883,946	3,496,602	4,194,786
Gross profit	1,025,628	978,269	829,936	718,012	784,947
Selling, general and administrative	753,749	705,226	631,053	587,778	619,268
Depreciation and amortization	55,372	70,489	50,069	51,261	43,859
(Loss) gain on sale of assets	(102)	297	(105)	1,755	(544)
Operating income	216,405	202,851	148,709	80,728	121,276
Other income	1,925	−	−	−	−
Interest expense, net	28,807	19,682	12,310	14,279	13,473
Income before income taxes	189,523	183,169	136,399	66,449	107,803
Provision (benefit) for income taxes	47,940	44,107	(35,730)	25,867	41,750
Net income	$141,583	$139,062	$172,129	$40,582	$66,053

Net income per common share:
Basic	$3.86	$3.55	$4.34	$1.02	$1.64
Diluted	$3.77	$3.45	$4.20	$1.00	$1.61

Cash dividends declared per share	$0.50	$0.24	−	−	−

Weighted average shares outstanding:
Basic	36,659	39,223	39,627	39,938	40,271
Diluted	37,571	40,293	40,980	40,603	41,093

	Year Ended December 31,
	2019	2018	2017	2016	2015
OPERATING DATA
Unit vehicle sales −
New vehicles	31,675	29,776	25,696	23,627	29,780
Used vehicles	7,741	8,021	7,060	7,008	7,922
Total unit vehicles sales	39,416	37,797	32,756	30,635	37,702
Commercial vehicle lease and rental units	8,506	8,092	7,993	7,841	7,800

	December 31,
	2019	2018	2017	2016	2015
	(in thousands)
BALANCE SHEET DATA
Working capital	$205,162	$194,649	$202,891	$118,318	$79,549
Inventories	1,326,080	1,339,923	1,033,294	840,304	1,061,198
Total assets	3,407,329	3,201,350	2,890,139	2,603,047	2,852,008

Floor plan notes payable	996,336	1,023,019	778,561	646,945	854,758
Long-term debt, including current portion	627,678	601,173	611,528	604,003	647,755
Finance lease obligations, including current portion	92,370	69,114	83,141	84,493	83,765
Total shareholders’ equity	1,159,493	1,066,928	1,040,373	862,825	844,897

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a full-service, integrated retailer of commercial vehicles and related services. We operate one segment - the Truck Segment. The Truck Segment operates a network of commercial vehicle dealerships primarily under the name “Rush Truck Centers.” Most Rush Truck Centers are a franchised dealer for commercial vehicles manufactured by Peterbilt, International, Hino, Ford, Isuzu, FUSO, IC Bus or Blue Bird. Through our strategically located network of Rush Truck Centers, we provide one-stop service for the needs of our commercial vehicle customers. We offer an integrated approach to meeting customer needs by providing service, parts and collision repair in addition to new and used commercial vehicle sales and leasing, insurance and financial services, vehicle upfitting, CNG fuel systems and vehicle telematics products.

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

Our Aftermarket Products and Services include a wide range of capabilities and products such as providing parts, service and collision repairs at certain of our Rush Truck Centers, a fleet of mobile service units, technicians who work in our customers’ facilities, a proprietary line of commercial vehicle parts and accessories, vehicle upfitting, a broad range of diagnostic and analysis capabilities, a suite of telematics products and assembly services for specialized bodies and equipment. Aftermarket Products and Services accounted for 64.9% of our total gross profits in 2019.

Summary of 2019

Our results of operations for the year ended December 31, 2019 are summarized below as follows:

●	Our gross revenues totaled $5,809.8 million in 2019, a 5.5% increase from gross revenues of $5,506.2 million in 2018.

●	Gross profit increased $47.4 million, or 4.8%, in 2019, compared to 2018. Gross profit as a percentage of sales decreased to 17.7% in 2019, from 17.8% in 2018.

●	Our 2019 new Class 8 heavy-duty unit sales, which accounted for 5.3% of the total U.S. market, increased 2.2% in 2019, compared to 2018.

●

Our 2019 new Class 4-7 medium-duty unit sales, including buses, which accounted for 5.4% of the total U.S. market, increased 11.7% in 2019, compared to 2018. New light-duty truck unit sales increased 2.7% in 2019, compared to 2018.

●	Aftermarket Products and Services revenues increased $92.5 million, or 5.5%, to $1,762.5 million in 2019, compared to $1,670.1 million in 2018.

●	Selling, General and Administrative expenses increased $48.5 million, or 6.9%, to $753.7 million in 2019, compared to $705.2 million in 2018.

●

On February 25, 2019, we acquired 50% of the equity interest in RTC Canada, which acquired the operating assets of Tallman Group, the largest International Truck dealer in Canada. RTC Canada currently operates a network of 14 International Truck full-service dealerships throughout the Province of Ontario. We have a call option to purchase the remaining 50% equity interest that expires on February 25, 2024.

2020 Outlook

According to A.C.T. Research Co., LLC (“A.C.T. Research”), a commercial vehicle industry data and forecasting service provider, new U. S. Class 8 truck retail sales are estimated to total 190,000 truck units in 2020, a 32.5% decrease compared to 281,440 units sold in 2019. We expect our market share of new Class 8 truck sales to range between 6.0% and 6.5% in 2020. This market share percentage would result in the sale of approximately 11,400 to 12,350 of new Class 8 trucks in 2020, based on A.C.T. Research’s current U.S. retail sales estimate of 190,000 units.

According to A.C.T. Research, new U. S. Class 4 through 7 commercial vehicle retail sales are estimated to total 253,400 units in 2020, a 5.1% decrease compared to 266,977 units sold in 2019. We expect our market share of new Class 4 through 7 commercial vehicle sales to range between 5.1% and 5.5% in 2020. This market share percentage would result in the sale of approximately 13,000 to 14,000 of new Class 4 through 7 commercial vehicles in 2020, based on A.C.T. Research’s current U.S. retail sales estimates of 253,400 units.

We expect to sell approximately 2,200 light-duty vehicles and approximately 7,900 to 8,300 used commercial vehicles in 2020. We expect lease and rental revenue to increase 5% to 10% during 2020, compared to 2019.

We continue to make progress on our strategic initiatives to increase our Aftermarket Products and Services revenues.  We believe our Aftermarket Products and Services revenues will increase 1% to 3% in 2020, compared to 2019.

Key Performance Indicator

Absorption Ratio. Management uses several performance metrics to evaluate the performance of our commercial vehicle dealerships and considers Rush Truck Centers’ “absorption ratio” to be of critical importance. Absorption ratio is calculated by dividing the gross profit from the parts, service and collision center departments by the overhead expenses of all of a dealership’s departments, except for the selling expenses of the new and used commercial vehicle departments and carrying costs of new and used commercial vehicle inventory. When 100% absorption is achieved, all of the gross profit from the sale of a commercial vehicle, after sales commissions and inventory carrying costs, directly impacts operating profit. Our commercial vehicle dealerships achieved a 120.2% absorption ratio for the year ended December 31, 2019 and 122.4% absorption ratio for the year ended December 31, 2018.

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

Goodwill was tested for impairment during the fourth quarter of 2019 and no impairment was required. The fair value of our reporting unit exceeded the carrying value of its net assets. As a result, we were not required to conduct the second step of the impairment test. We do not believe our reporting unit is at risk of failing step one of the impairment test.

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

New Accounting Standards

In June 2016, the Financial Accounting Standards Board (the "FASB") issued ASU No. 2016-13, "Financial Instruments - Credit Losses (“Topic 326”)," which modifies the measurement of expected credit losses of certain financial instruments. Credit losses on trade and other receivables, held-to-maturity debt securities, and other instruments will reflect the Company's current estimate of the expected credit losses and will generally result in the earlier recognition of allowance for losses. The new guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. We are currently evaluating the impact of, and approach to, adopting this new accounting guidance, and we do not expect the adoption of this standard to have a material impact on our consolidated financial statements.

Results of Operations

The following discussion and analysis includes our historical results of operations for 2019, 2018 and 2017. The following table sets forth for the years indicated certain financial data as a percentage of total revenues:

	Year Ended December 31,
	2019	2018	2017
New and used commercial vehicle sales	64.7%	64.6%	63.5%
Aftermarket Products and Services sales	30.3	30.3	31.2
Lease and rental	4.3	4.3	4.6
Finance and insurance	0.4	0.4	0.4
Other	0.3	0.4	0.3
Total revenues	100.0	100.0	100.0
Cost of products sold	82.3	82.2	82.4
Gross profit	17.7	17.8	17.6
Selling, general and administrative	13.0	12.8	13.4
Depreciation and amortization	1.0	1.3	1.0
Gain (loss) on sale of assets	0.0	0.0	0.0
Operating income	3.7	3.7	3.2
Other income	0.0	0.0	0.0
Interest expense, net	0.5	0.4	0.3
Income from continuing operations before income taxes	3.2	3.3	2.9
Provision (benefit) for income taxes	0.8	0.8	(0.8)
Net income	2.4%	2.5%	3.7%

The following table sets forth the unit sales and revenue for new heavy-duty, new medium-duty, new light-duty and used commercial vehicles and the absorption ratio for the years indicated (revenue in millions):

				% Change
	2019	2018	2017	2019 vs 2018	2018 vs 2017
Vehicle unit sales:
New heavy-duty vehicles	14,986	14,666	13,083	2.2%	12.1%
New medium-duty vehicles	14,470	12,949	10,952	11.7%	18.2%
New light-duty vehicles	2,219	2,161	1,661	2.7%	30.1%
Total new vehicle unit sales	31,675	29,776	25,696	6.4%	15.9%

Used vehicles sales	7,741	8,021	7,060	-3.5%	13.6%

Vehicle revenue:
New heavy-duty vehicles	$2,192.3	$2,120.5	$1,817.3	3.4%	16.7%
New medium-duty vehicles	1,124.0	971.3	806.5	15.7%	20.4%
New light-duty vehicles	90.6	86.7	64.0	4.5%	35.5%
Total new vehicle revenue	$3,406.9	$3,178.5	$2,687.8	7.2%	18.3%

Used vehicle revenue	$330.3	$360.1	$291.5	-8.3%	23.5%

Other vehicle revenue:(1)	$20.4	$20.0	$13.7	2.0%	46.0%

Dealership absorption ratio:	120.2%	122.4%	121.0%	-1.8%	1.2%

(1)	Includes sales of truck bodies, trailers and other new equipment.

The following table sets forth for the periods indicated the percent of gross profit by revenue source:

	2019	2018	2017
Gross Profit:
New and used commercial vehicle sales	27.0%	28.4%	27.3%
Aftermarket Products and Services sales	64.9	63.4	64.7
Lease and rental	4.0	4.2	4.1
Finance and insurance	2.4	2.1	2.2
Other	1.7	1.9	1.7
Total gross profit	100.0%	100.0%	100.0%

Industry

We operate in the commercial vehicle market. There has historically been a high correlation between new product sales in the commercial vehicle market and the rate of change in U.S. industrial production and the U.S. gross domestic product.

Heavy-Duty Truck Market

The U.S. retail heavy-duty truck market is affected by a number of factors, including general economic conditions, fuel prices, other methods of transportation, environmental and other government regulation, interest rate fluctuations and customer business cycles. Unit sales of new commercial vehicles have historically been subject to substantial cyclical variation based on general economic conditions. According to data published by A.C.T. Research, over the last 10 years, total U.S. retail sales of new Class 8 trucks have ranged from a low of approximately 97,000 in 2009 to a high of approximately 281,440 in 2019. Class 8 trucks are defined by the American Automobile Association as trucks with a minimum gross vehicle weight rating above 33,000 pounds.

Typically, Class 8 trucks are assembled by manufacturers utilizing certain components that may be manufactured by other companies, including engines, transmissions, axles, wheels and other components. As commercial vehicles and certain commercial vehicle components have become increasingly complex, the ability to provide service for commercial vehicles has become an increasingly competitive factor in the industry. The ability to provide such service requires a significant capital investment in diagnostic and other equipment, parts inventory and highly trained service personnel. EPA and Department of Transportation regulatory guidelines for service processes, including collision center, paint work and waste disposal, require sophisticated equipment to ensure compliance with environmental and safety standards. Differentiation between commercial vehicle dealers has become less dependent on price competition and is increasingly based on a dealer’s ability to offer a wide variety of services to their clients in a timely manner to minimize vehicle downtime. Such services include the following: efficient, conveniently located and easily accessible commercial vehicle service centers with an adequate supply of replacement parts; financing for commercial vehicle purchases; leasing and rental programs; and the ability to accept multiple unit trade-ins related to large fleet purchases. We believe our one-stop center concept and the size and geographic diversity of our dealership network gives us a competitive advantage in providing these services.

A.C.T. Research currently estimates approximately 190,000 new Class 8 trucks will be sold in the United States in 2020, compared to approximately 281,440 new Class 8 trucks sold in 2019. A.C.T. Research currently forecasts sales of new Class 8 trucks in the U.S. to be approximately 193,000 in 2021.

Medium-Duty Truck Market

Many of our Rush Truck Centers sell medium-duty commercial vehicles manufactured by Peterbilt, International, Hino, Ford, FUSO or Isuzu, and provide parts and service for medium-duty commercial vehicles. Medium-duty commercial vehicles are principally used in short-haul, local markets as delivery vehicles; they typically operate locally and generally do not leave their service areas overnight. We also sell light-duty vehicles (Class 3 and under) at several of our Ford dealerships.

A.C.T. Research currently forecasts sales of new Class 4 through 7 commercial vehicles in the U.S. to be approximately 253,400 units in 2020, compared to 266,977 units in 2019. A.C.T. Research currently forecasts sales of new Class 4 through 7 commercial vehicles in the U.S. to be approximately 252,800 in 2021.

Year Ended December 31, 2019 Compared to Year Ended December 31, 2018

Revenues

Total revenues increased $303.7 million, or 5.5%, in 2019, compared to 2018.

Our Aftermarket Products and Services revenues increased $92.5 million, or 5.5%, in 2019, compared to 2018. This increase was primarily due to continued growth of our all-makes parts product offerings, investment in internal and customer-facing technologies and increases to our aftermarket sales force.

Our revenues from sales of new and used commercial vehicles increased $198.9 million, or 5.6%, in 2019, compared to 2018. Our commercial vehicle sales increased steadily in the first three quarters of 2019 primarily due to a healthy economy and strong activity across the market segments that we support, and in particular, our vocational customers.

We sold 14,986 new heavy-duty trucks in 2019, a 2.2% increase compared to 14,666 new heavy-duty trucks in 2018. Our new heavy-duty truck sales in 2019 increased due to strong activity across the industries that we support. Our share of the new U.S. Class 8 commercial vehicle sales market decreased to approximately 5.3% in 2019, from 5.7% in 2018. In a robust Class 8 truck market, our market share historically declines.

We sold 14,470 new medium-duty commercial vehicles, including 1,272 buses, in 2019, an 11.7% increase compared to 12,949 new medium-duty commercial vehicles, including 1,453 buses, in 2018. This increase was primarily the result of the wide range of medium-duty commercial vehicles we offer, as well as strong growth in the market segments on which we focus, and in particular, construction. In 2019, we achieved a 5.4% share of the Class 4 through 7 commercial vehicle market in the U.S.

We sold 2,219 new light-duty vehicles in 2019, a 2.7% increase compared to 2,161 new light-duty vehicles in 2018.

We sold 7,741 used commercial vehicles in 2019, a 3.5% decrease compared to 8,021 used commercial vehicles in 2018.

Commercial vehicle lease and rental revenues increased $9.3 million, or 3.9%, in 2019, compared to 2018. This increase was primarily related to increased utilization of the rental fleet and the increase in the number of units in the lease in rental fleet compared to 2018.

Finance and insurance revenues increased $3.9 million, or 19.0%, in 2019, compared to 2018. We expect finance and insurance revenue to fluctuate proportionately with our new and used commercial vehicle sales in 2020. Finance and insurance revenues have limited direct costs and, therefore, contribute a disproportionate share of our operating profits.

Other revenues decreased $1.0 million, or 5.2% in 2019, compared to 2018. Other revenues consist primarily of document fees related to commercial vehicle sales.

Gross Profit

Gross profit increased $47.4 million, or 4.8%, in 2019, compared to 2018. Gross profit as a percentage of sales decreased to 17.7% in 2019, from 17.8% in 2018.

Gross margins from our Aftermarket Products and Services operations increased to 37.7% in 2019, from 37.1% in 2018. Gross profit for Aftermarket Products and Services increased to $665.2 million in 2019, from $620.4 million in 2018. Historically, parts operations’ gross margins range from 27% to 29% and service and collision center operations range from 66% to 68%. Gross profits from parts sales represented 59.3% of total gross profit for Aftermarket Products and Services operations in 2019 and 58.4% in 2018. Service and collision center operations represented 40.7% of total gross profit for Aftermarket Products and Services operations in 2019 and 41.6% 2018. We expect blended gross margins on Aftermarket Products and Services operations to range from 37.0% to 38.0% in 2020.

Gross margins on new heavy-duty truck sales increased to 8.1% in 2019, from 7.9% in 2018. In 2020, we expect overall gross margins from new heavy-duty truck sales of approximately 7.0% to 8.0%.

Gross margins on new medium-duty commercial vehicle sales decreased to 5.7% in 2019, from 5.9% in 2018. For 2020, we expect overall gross margins from new medium-duty commercial vehicle sales of approximately 5.0% to 6.0%, but this will largely depend upon the mix of purchasers and types of vehicles sold.

Gross margins on used commercial vehicle sales decreased to 8.9% in 2019, from 12.0% in 2018. This decrease is primarily due to increased supply of quality used commercial vehicles as a result of increased new commercial vehicle sales. We expect margins on used commercial vehicles to range between 8.0% and 10.0% during 2020.

Gross margins from commercial vehicle lease and rental sales decreased to 16.7% in 2019, from 17.2% in 2018. We expect gross margins from lease and rental sales of approximately 16.5% to 17.5% during 2020. Our policy is to depreciate our lease and rental fleet using a straight-line method over each customer’s contractual lease term. The lease unit is depreciated to a residual value that approximates fair value at the expiration of the lease term. This policy results in us realizing reasonable gross margins while the unit is in service and a corresponding gain or loss on sale when the unit is sold at the end of the lease term.

Finance and insurance revenues and other revenues, as described above, have limited direct costs and, therefore, contribute a disproportionate share of gross profit.

Selling, General and Administrative Expenses

Selling, General and Administrative (“SG&A”) expenses increased $48.5 million, or 6.9%, in 2019, compared to 2018. This increase is primarily related to increased commissions resulting from increased sales of commercial vehicles and Aftermarket Products and Services. SG&A expenses as a percentage of total revenues increased to 13.0% in 2019, from 12.8% in 2018. Annual SG&A expenses as a percentage of total revenues have ranged from 12.4% to 13.9% over the last five years. In general, when new and used commercial vehicle revenues increase as a percentage of total revenues, SG&A expenses as a percentage of total revenues will be at the lower end of this range. For 2020, we expect SG&A expenses as a percentage of total revenues to range from 13.5% to 14.0% and the selling portion of SG&A expenses to be approximately 25.0% to 30.0% of new and used commercial vehicle gross profit.

Depreciation and Amortization Expense

Depreciation and amortization expense decreased $15.1 million, or 21.4%, in 2019, compared to 2018. This decrease is primarily related to the additional amortization expense related to the replacement of our enterprise resource planning software platform components in 2018.

Interest Expense, Net

Net interest expense increased $9.1 million, or 46.4%, in 2019, compared to 2018. This increase is a result of increased inventory levels throughout 2019, compared to 2018. We expect net interest expense in 2020 to decrease, but the amount of the decrease will depend on inventory levels, interest rate fluctuations and the amount of cash available to make prepayments on our floor plan arrangements.

Income before Income Taxes

Income before income taxes increased $6.4 million, or 3.5%, in 2019, compared to 2018, as a result of the factors described above.

Income Taxes

Income tax expense increased $3.8 million, or 8.7%, in 2019, compared to 2018, as a result of the factors described above.

We provided for taxes at a 25.3% effective rate in 2019, compared to an effective rate of 24.2% in 2018. We expect our effective tax rate to be approximately 25.0% to 26.0% of pretax income in 2020.

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017

For a discussion of information on the year ended December 31, 2017, refer to Part II, Item 7 in the 2018 Annual Report on Form 10-K.   https://www.sec.gov/Archives/edgar/data/1012019/000143774919003282/rusha20181231_10k.htm

Liquidity and Capital Resources

Our short-term cash requirements are primarily for working capital, inventory financing, the renovation and expansion of existing facilities and the construction or purchase of new facilities. Historically, these cash requirements have been met through the retention of profits, borrowings under our floor plan arrangements and bank financings. As of December 31, 2019, we had working capital of approximately $205.2 million, including $181.6 million in cash, available to fund our operations. We believe that these funds, together with expected cash flows from operations, are sufficient to meet our operating requirements for at least the next twelve months. From time to time, we utilize our excess cash on hand to pay down our outstanding borrowings under our Floor Plan Credit Agreement with BMO Harris, and the resulting interest earned is recognized as an offset to our gross interest expense under the Floor Plan Credit Agreement.

We have a secured line of credit that provides for a maximum borrowing of $17.5 million. There were no advances outstanding under this secured line of credit on December 31, 2019, however, $11.6 million was pledged to secure various letters of credit related to self-insurance products, leaving $5.9 million available for future borrowings as of December 31, 2019.

We have a working capital facility (“the Working Capital Facility”) with BMO Harris that includes up to $100 million of revolving credit loans available to us for working capital, capital expenditures and other general corporate purposes. The amount of the borrowings under the Working Capital Facility are subject to borrowing base limitations based on the value of our eligible parts inventory and company vehicles. The Working Capital Facility includes a $20 million letter of credit sublimit. Borrowings under the Working Capital Facility bear interest at rates based on LIBOR or the Base Rate (as such terms are defined in the Working Capital Facility), plus an applicable margin determined based on outstanding borrowing under the Working Capital Facility. In addition, we are required to pay a commitment fee on the amount unused under the Working Capital Facility. The Working Capital Facility expires on the earlier of (i) March 21, 2020 and (ii) the date on which all commitments under the Working Capital Facility shall have terminated, whether as a result of the occurrence of the Commitment Termination Date (as defined in the Working Capital Facility) or otherwise. There were no advances outstanding under the Working Capital Facility as of December 31, 2019.

Our long-term real estate debt, floor plan financing agreements and the Working Capital Facility require us to satisfy various financial ratios such as the debt-to-worth ratio, leverage ratio and the fixed charge coverage ratio and certain requirements for tangible net worth and GAAP net worth. As of December 31, 2019, we were in compliance with all debt covenants related to debt secured by real estate, lease and rental units, our floor plan credit agreements and the Working Capital Facility. We do not anticipate any breach of the covenants in the foreseeable future.

We expect to purchase or lease commercial vehicles worth approximately $180.0 million to $190.0 million for our leasing operations during 2020, depending on customer demand, all of which will be financed. We also expect to make capital expenditures for recurring items such as computers, shop tools and equipment and vehicles of approximately $30.0 million to $35.0 million during 2020.

During the fourth quarter of 2019, we paid a cash dividend of $4.7 million. Additionally, on February 11, 2020, our Board of Directors declared a cash dividend of $0.13 per share of Class A and Class B Common Stock, to be paid on March 17, 2020, to all shareholders of record as of February 25, 2020. The total dividend disbursement is estimated at approximately $4.7 million. We expect to continue paying cash dividends on a quarterly basis. However, there is no assurance as to future dividends because the declaration and payment of such dividends is subject to the business judgment of our Board of Directors and will depend on historic and projected earnings, capital requirements, covenant compliance and financial conditions and such other factors as our Board of Directors deem relevant.

On November 26, 2019, our Board of Directors approved a stock repurchase program authorizing management to repurchase, from time to time, up to an aggregate of $100.0 million of our shares of Class A Common Stock and/or Class B Common Stock. Repurchases, if any, will be made at times and in amounts as we deem appropriate and may be made through open market transactions at prevailing market prices, privately negotiated transactions or by other means in accordance with federal securities laws. The actual timing, number and value of repurchases under the stock repurchase program will be determined by management at its discretion and will depend on a number of factors, including market conditions, stock price and other factors, including those related to the ownership requirements of our dealership agreements with Peterbilt. As of December 31, 2019, we had repurchased $0.5 million of our shares of common stock under the stock repurchase program. The current stock repurchase program expires on December 31, 2020, and may be suspended or discontinued at any time.

We anticipate funding the capital expenditures for the improvement and expansion of existing facilities and recurring expenses through our operating cash flows. We have the ability to fund the construction or purchase of new facilities through our operating cash flows or by financing.

We have no other material commitments for capital expenditures as of December 31, 2019. However, we will continue to purchase vehicles for our lease and rental division and authorize capital expenditures for improvement and expansion of our existing dealership facilities and construction or purchase of new facilities based on market opportunities.

Cash Flows

Cash and cash equivalents increased by $49.9 million during the year ended December 31, 2019, compared to the year ended December 31, 2018, and increased by $7.2 million during the year ended December 31, 2018, compared to the year ended December 31, 2017. The major components of these changes are discussed below.

Cash Flows from Operating Activities

Cash flows from operating activities include net income adjusted for non-cash items and the effects of changes in working capital. During 2019, operating activities resulted in net cash provided by operations of $421.3 million. Net cash provided by operating activities primarily consisted of $141.6 million in net income, as well as non-cash adjustments related to depreciation and amortization of $175.5 million, deferred income tax of $23.0 million and stock-based compensation of $19.0 million. Cash used in operating activities included an aggregate of $62.1 million net change in operating assets and liabilities. Included in the net change in operating assets and liabilities were cash inflows of $19.8 million from a decrease in accounts receivable, $81.7 million from a decrease in inventory and $6.5 million from the increase in customer deposits, which were offset by cash outflows of $10.5 million from the decreases in accounts payable and accrued liabilities, $26.6 million from the net payments on floor plan (trade) and $7.9 million from the increase in other current assets. The majority of commercial vehicle inventory is financed through our floor plan credit agreements.

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

In June 2012, we entered into a wholesale financing agreement with Ford Motor Credit Company that provides for the financing of, and is collateralized by, our Ford new vehicle inventory. This wholesale financing agreement bears interest at a rate of Prime plus 150 basis points minus certain incentives and rebates. As of December 31, 2019, the interest rate on the wholesale financing agreement was 6.25% before considering the applicable incentives that we are qualified to receive. As of December 31, 2019, we had an outstanding balance of approximately $115.0 million under the Ford Motor Credit Company wholesale financing agreement.

Cash Flows from Investing Activities

During 2019, cash used in investing activities was $320.5 million. Cash flows used in investing activities consist primarily of cash used for capital expenditures. Capital expenditures totaled $293.5 million during 2019 and consisted primarily of purchases of property and equipment, improvements to our existing dealership facilities and $209.3 million for purchases of rental and lease vehicles for the rental and leasing operations, which were directly offset by borrowings of long-term debt. Business acquisitions of $10.2 million consisted of the purchase of a Ford dealership in Ceres, California, and a used truck dealership in Jacksonville, Florida, including the real estate associated with each dealership. In addition, we purchased 50% of the equity interest in RTC Canada for $22.5 million, which is treated as an equity method investment.

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

Cash Flows from Financing Activities

Cash flows provided by (used in) financing activities include borrowings and repayments of long-term debt and net payments of floor plan notes payable. During 2019, our financing activities resulted in net cash used in financing of $50.9 million. The cash outflows consisted primarily of $191.9 million used for principal repayments of long-term debt and capital lease obligations, $135.0 million for payments on a line of credit, $104,000 from net payments on floor plan notes payable (non-trade), and $58.2 million used to purchase 1,264,032 shares of Rush Class A common stock and 275,554 shares of Rush Class B common stock during 2019. Additionally, during 2019, we paid cash dividends of $18.3 million. These cash outflows were partially offset by borrowings of $210.0 million of long-term debt for the purchase of additional units for our rental and leasing operations, $135.0 million from draws on a line of credit and $8.2 million from the issuance of shares related to equity compensation plans.

During 2018, net cash provided by financing activities was $19.1 million. The cash outflows consisted primarily of $179.5 million used for principal repayments of long-term debt and capital lease obligations and $120.6 million used to purchase 2,857,580 shares of Rush Class A common stock and 405,606 shares of Rush Class B common stock during 2018. Additionally, during 2018, we paid cash dividends of $9.3 million. These cash outflows were partially offset by borrowings of $156.8 million of long-term debt for the purchase of additional units for our rental and leasing operations, $167.8 million from net draws on floor plan notes payable (non-trade) and $3.9 million from the issuance of shares related to equity compensation plans.

Most of our commercial vehicle inventory purchases are made on terms requiring payment to the manufacturer within 15 days or less from the date the commercial vehicles are invoiced from the factory. We finance the majority of all new commercial vehicle inventory and the loan value of our used commercial vehicle inventory under the Floor Plan Credit Agreement. The Floor Plan Credit Agreement includes an aggregate loan commitment of $1.0 billion. Borrowings under the Floor Plan Credit Agreement bear interest at an annual rate equal to (A) the greater of (i) zero and (ii) one month LIBOR rate, determined on the last day of the prior month, plus (B) 1.25% and are payable monthly. Loans under the Floor Plan Credit Agreement for the purchase of used commercial vehicle inventory are limited to $150.0 million and loans for working capital purposes are limited to $200.0 million. The Floor Plan Credit Agreement expires June 30, 2022, although BMO Harris has the right to terminate at any time upon 360 days written notice and we may terminate at any time, subject to specified limited exceptions. On December 31, 2019, we had approximately $846.8 million outstanding under the Floor Plan Credit Agreement. The average daily outstanding borrowings under the Floor Plan Credit Agreement were $857.8 million during the year ended December 31, 2019. We utilize our excess cash on hand to pay down our outstanding borrowings under the Floor Plan Credit Agreement, and the resulting interest earned is recognized as an offset to our gross interest expense under the Floor Plan Credit Agreement.

Navistar Financial Corporation and Peterbilt offer trade terms that provide an interest-free inventory stocking period for certain new commercial vehicles. This interest-free period is generally 15 to 60 days. If the commercial vehicle is not sold within the interest-free period, we then finance the commercial vehicle under the Floor Plan Credit Agreement.

Cyclicality

Our business is dependent on a number of factors including general economic conditions, fuel prices, interest rate fluctuations, credit availability, environmental and other government regulations and customer business cycles. Unit sales of new commercial vehicles have historically been subject to substantial cyclical variation based on these general economic conditions. According to data published by A.C.T. Research, in recent years, total U.S. retail sales of new Class 8 commercial vehicles have ranged from a low of approximately 97,000 in 2009, to a high of approximately 281,440 in 2019. Through geographic expansion, concentration on higher margin Aftermarket Products and Services and diversification of our customer base, we have attempted to reduce the negative impact of adverse general economic conditions or cyclical trends affecting the Class 8 commercial vehicle industry on our earnings.

Off-Balance Sheet Arrangements

Other than operating leases entered into prior to the adoption of ASU No. 2016-02, “Leases (“Topic 842”)” on January 1, 2019, we do not have any obligation under any transaction, agreement or other contractual arrangement to which an entity unconsolidated with the Company is a party, that has or is reasonably likely to have a material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Contractual Obligations

We have certain contractual obligations that will impact both our short and long-term liquidity. As of December 31, 2019, such obligations were as follows (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Long-term debt obligations (1)	$627,678	$189,265	$242,894	$162,477	$33,042
Finance lease obligations(2)	104,281	26,670	37,929	26,004	13,678
Operating lease obligations(2)	74,510	11,471	20,815	16,581	25,643
Floor plan debt obligation	996,336	996,336	−	−	−
Interest obligations (3)	87,501	50,461	27,072	9,252	716
Purchase obligations (4)	−	−	−	−	−
Total	$1,890,306	$1,274,203	$328,710	$214,314	$73,079

(1)	Refer to Note 8 of Notes to Consolidated Financial Statements.

(2)	Refer to Note 10 of Notes to Consolidated Financial Statements. Amounts include interest.

(3)          In computing interest expense, we used our weighted average interest rate outstanding on fixed rate debt to estimate our interest expense on fixed rate debt. We used our weighted average variable interest rate on outstanding variable rate debt as of December 31, 2019, and added 0.25 percent per year to estimate our interest expense on variable rate debt.

(4)	The Company does not have any material purchase obligations at December 31, 2019.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Market risk represents the risk of loss that may impact the financial position, results of operations, or cash flows of the Company due to adverse changes in financial market prices, including interest rate risk, and other relevant market rate or price risks.

We are exposed to market risk through interest rates related to our floor plan financing agreements, the Working Capital Facility, variable rate real estate debt and discount rates related to finance sales. The majority of floor plan debt and variable rate real estate debt is based on LIBOR. As of December 31, 2019, we had floor plan borrowings of $996.3 million and variable interest rate real estate debt of approximately $58.4 million. Assuming an increase or decrease in LIBOR of 100 basis points, annual interest expense could correspondingly increase or decrease by approximately $10.5 million.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Shareholders and the Board of Directors of Rush Enterprises, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Rush Enterprises, Inc. and subsidiaries (the Company) as of December 31, 2019 and 2018, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework), and our report dated February 26, 2020, expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosures to which it relates.

New and Used Commercial Vehicle Inventory Reserves

Description of the Matter

At December 31, 2019, the Company’s new and used commercial vehicle inventory balance is $1 billion, which is net of management’s estimate of inventory reserves. As described in Note 6 to the consolidated financial statements, management adjusts the value of its inventory to net realizable value to the extent it determines inventory cost cannot be recovered. Management estimates future demand and sales prices to calculate the inventory reserves and to make corresponding adjustments to the carrying value of these inventories to reflect the lower of cost or net realizable value.

Auditing management’s estimate of the inventory excess reserves involved auditor subjective judgment because the estimate is sensitive to changes in management’s assumptions for forecasted product demand and future sales prices.

How We Addressed the Matter in Our Audit

We evaluated and tested the design and operating effectiveness of controls over the Company’s processes to estimate the inventory reserves, which included management’s review of the underlying significant assumptions.

Our substantive audit procedures included, among others, evaluating the significant assumptions described above, and we tested the completeness and accuracy of underlying data used in the estimation calculations and evaluating significant assumptions. We also compared the cost of on-hand inventories to customer demand forecasts and historical sales. We assessed the historical accuracy of management’s estimates and performed sensitivity analyses of significant assumptions to evaluate the changes in the inventory reserves that would result from changes in the assumptions.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2002.

San Antonio, Texas

February 26, 2020

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Shares and Per Share Amounts)

	December 31,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$181,620	$131,726
Accounts receivable, net	183,704	190,650
Note receivable affiliate	–	12,885
Inventories, net	1,326,080	1,339,923
Prepaid expenses and other	20,728	10,491
Assets held for sale	419	2,269
Total current assets	1,712,551	1,687,944
Property and equipment, net	1,279,931	1,184,053
Operating lease right-of-use assets, net	57,197	–
Goodwill, net	292,142	291,391
Other assets, net	65,508	37,962
Total assets	$3,407,329	$3,201,350

Liabilities and shareholders’ equity
Current liabilities:
Floor plan notes payable	$996,336	$1,023,019
Current maturities of long-term debt	189,265	161,955
Current maturities of finance lease obligations	22,892	19,631
Current maturities of operating lease obligations	10,114	–
Trade accounts payable	133,697	127,451
Customer deposits	42,695	36,183
Accrued expenses	112,390	125,056
Total current liabilities	1,507,389	1,493,295
Long-term debt, net of current maturities	438,413	439,218
Finance lease obligations, net of current maturities	69,478	49,483
Operating lease obligations, net of current maturities	47,555	–
Other long-term liabilities	20,704	11,118
Deferred income taxes, net	164,297	141,308
Shareholders’ equity:
Preferred stock, par value $.01 per share; 1,000,000 shares authorized; 0 shares outstanding in 2019 and 2018	–	–
Common stock, par value $.01 per share; 60,000,000 Class A shares and 20,000,000 Class B shares authorized; 27,953,648 Class A shares and 8,240,486 Class B shares outstanding in 2019; and 28,709,636 Class A shares and 8,290,277 Class B shares outstanding in 2018	465	458
Additional paid-in capital	397,267	370,025
Treasury stock, at cost: 5,055,783 Class A shares and 5,306,341 Class B shares in 2019 and 3,791,751 Class A shares and 5,030,787 Class B shares in 2018	(304,129)	(245,842)
Retained earnings	1,065,553	942,287
Accumulated other comprehensive income	337	–
Total shareholders’ equity	1,159,493	1,066,928
Total liabilities and shareholders’ equity	$3,407,329	$3,201,350

The accompanying notes are an integral part of these consolidated financial statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Amounts)

	Year Ended December 31,
	2019	2018	2017

Revenues
New and used commercial vehicle sales	$3,757,584	$3,558,637	$2,993,015
Aftermarket products and services sales	1,762,510	1,670,052	1,471,266
Lease and rental	247,549	238,238	217,356
Finance and insurance	24,443	20,535	17,988
Other	17,761	18,728	14,257
Total revenue	5,809,847	5,506,190	4,713,882
Cost of products sold
New and used commercial vehicle sales	3,480,682	3,280,966	2,766,461
Aftermarket products and services sales	1,097,337	1,049,684	934,394
Lease and rental	206,200	197,271	183,091
Total cost of products sold	4,784,219	4,527,921	3,883,946
Gross profit	1,025,628	978,269	829,936
Selling, general and administrative	753,749	705,226	631,053
Depreciation and amortization	55,372	70,489	50,069
(Loss) gain on sale of assets	(102)	297	(105)
Operating income	216,405	202,851	148,709
Other income	1,925	–	–
Interest income (expense):
Interest income	1,680	1,376	891
Interest expense	(30,487)	(21,058)	(13,201)
Total interest expense, net	28,807	19,682	12,310
Income before taxes	189,523	183,169	136,399
Income tax provision (benefit)	47,940	44,107	(35,730)
Net income	$141,583	$139,062	$172,129

Earnings per common share
Basic	$3.86	$3.55	$4.34
Diluted	$3.77	$3.45	$4.20

Dividends declared per common share	$0.50	$0.24	–

The accompanying notes are an integral part of these consolidated financial statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands)

	Year Ended December 31,
	2019	2018	2017

Net income	$141,583	$139,062	$172,129
Other comprehensive income net of tax and net of reclassification adjustments:
Change in fair value of available-for-sale securities	–	–	286
Change in currency translation	337	–	–
Comprehensive income	$141,920	$139,062	$172,415

The accompanying notes are an integral part of these consolidated financial statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In Thousands)

	Common Stock						Accumulated
	Shares Outstanding		$0.01 Par	Additional Paid-In	Treasury	Retained	Other Comprehensive
	Class A	Class B	Value	Capital	Stock	Earnings	Income (Loss)	Total

Balance, December 31, 2016	30,007	9,245	$438	$309,127	$(86,882)	$640,428	$(286)	$862,825

Stock options exercised and stock awards	1,219	–	12	22,355	–	–	–	22,367
Stock-based compensation related to stock options, restricted shares and employee stock purchase plan	–	–	–	15,606	–	–	–	15,606
Vesting of restricted share awards	7	199	3	(1,518)	–	–	–	(1,515)
Issuance of common stock under employee stock purchase plan	112	–	1	2,474	–	–	–	2,475
Common stock repurchases	–	(975)	–	–	(33,800)	–	–	(33,800)
Other comprehensive income	–	–	–	–	–	–	286	286
Net income	–	–	–	–	–	172,129	–	172,129

Balance, December 31, 2017	31,345	8,469	$454	$348,044	$(120,682)	$812,557	$–	$1,040,373

Stock options exercised and stock awards	138	–	1	2,742	–	–	–	2,743
Stock-based compensation related to stock options, restricted shares and employee stock purchase plan	–	–	–	18,059	–	–	–	18,059
Vesting of restricted share awards	–	227	2	(1,749)	–	–	–	(1,747)
Issuance of common stock under employee stock purchase plan	84	–	1	2,929	–	–	–	2,930
Common stock repurchases	(2,857)	(406)	–	–	(125,160)	–	–	(125,160)
Cash dividends declared on Class A common stock						(7,324)		(7,324)
Cash dividends declared on Class B common stock						(2,008)		(2,008)
Net income	–	–	–	–	–	139,062	–	139,062

Balance, December 31, 2018	28,710	8,290	$458	$370,025	$(245,842)	$942,287	$–	$1,066,928

Stock options exercised and stock awards	391	–	4	7,585	–	–	–	7,589
Stock-based compensation related to stock options, restricted shares and employee stock purchase plan	–	–	–	19,005	–	–	–	19,005
Vesting of restricted share awards	–	226	2	(2,834)	–	–	–	(2,832)
Issuance of common stock under employee stock purchase plan	117	–	1	3,486	–	–	–	3,487
Common stock repurchases	(1,264)	(276)	–	–	(58,287)	–	–	(58,287)
Cash dividends declared on Class A common stock						(14,037)		(14,037)
Cash dividends declared on Class B common stock						(4,280)		(4,280)
Other comprehensive income (loss)	–	–	–	–	–	–	337	337
Net income	–	–	–	–	–	141,583	–	141,583

Balance, December 31, 2019	27,954	8,240	$465	$397,267	$(304,129)	$1,065,553	$337	$1,159,493

The accompanying notes are an integral part of these consolidated financial statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Year Ended December 31,
	2019	2018	2017
Cash flows from operating activities:
Net income	$141,583	$139,062	$172,129
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	175,484	185,122	157,951
Loss (gain) on sale of property and equipment, net	102	(297)	105
Stock-based compensation expense related to employee stock options and employee stock purchases	19,005	18,059	15,606
Provision (benefit) for deferred income tax expense	22,989	5,997	(62,203)
Change in accounts receivable, net	19,831	(7,746)	(29,424)
Change in inventories	81,722	(255,040)	(147,453)
Change in prepaid expenses and other, net	(10,237)	1,907	(3,383)
Change in trade accounts payable	2,241	18,490	8,964
(Payments) draws on floor plan notes payable – trade, net	(26,579)	76,646	19,355
Change in customer deposits	6,512	8,833	8,932
Change in accrued expenses	(12,757)	24,331	12,158
Other, net	1,376	–	–
Net cash provided by operating activities	421,272	215,364	152,737
Cash flows from investing activities:
Acquisition of property and equipment	(293,493)	(238,260)	(209,917)
Proceeds from the sale of property and equipment	2,310	6,325	3,968
Business acquisitions	(10,168)	–	(2,180)
Purchase of equity method investment and call option	(22,499)	–	–
Proceeds from the sale of available for sale securities	–	6,375	325
Other	3,394	(1,683)	1,241
Net cash used in investing activities	(320,456)	(227,243)	(206,563)
Cash flows from financing activities:
(Payments) draws on floor plan notes payable – non-trade, net	(104)	167,812	112,261
Proceeds from long-term debt	210,043	156,751	152,563
Principal payments on long-term debt	(183,538)	(167,106)	(145,038)
Principal payments on finance lease obligations	(8,331)	(12,429)	(12,449)
Draws on line of credit	135,000	–	–
Payments on line of credit	(135,000)	–	–
Proceeds from issuance of shares relating to employee stock options and employee stock purchases	8,244	3,926	23,327
Payments of cash dividends	(18,317)	(9,332)	–
Common stock repurchased	(58,188)	(120,558)	(33,800)
Debt issuance costs	(731)	–	(523)
Net cash (used in) provided by financing activities	(50,922)	19,064	96,341
Net increase (decrease) in cash and cash equivalents	49,894	7,185	42,515
Cash and cash equivalents, beginning of year	131,726	124,541	82,026
Cash and cash equivalents, end of year	$181,620	$131,726	$124,541
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$57,373	$42,752	$34,149
Income taxes paid, net	$42,440	$28,674	$31,323
Noncash investing and financing activities:
Assets acquired under finance leases	$44,904	$4,914	$15,205
Common stock repurchased	$99	–	–
Guaranty agreement	$5,025	–	–

The accompanying notes are an integral part of these consolidated financial statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND OPERATIONS:

Rush Enterprises, Inc. (the “Company”) was incorporated in 1965 under the laws of the State of Texas. The Company operates a network of commercial vehicle dealerships that primarily sell commercial vehicles manufactured by Peterbilt, International, Hino, Ford, Isuzu, FUSO, IC Bus or Blue Bird. Through its strategically located network of Rush Truck Centers, the Company provides one-stop service for the needs of its commercial vehicle customers, including retail sales of new and used commercial vehicles, aftermarket parts sales, service and repair facilities, financing, leasing and rental, and insurance products.

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

Property and Equipment

Property and equipment are stated at cost and depreciated over their estimated useful lives. Leasehold improvements are amortized over the useful life of the improvement, or the term of the lease, whichever is shorter. Provision for depreciation of property and equipment is calculated primarily on a straight-line basis. The Company capitalizes interest on borrowings during the active construction period of major capital projects. Capitalized interest, when incurred, is added to the cost of underlying assets and is amortized over the estimated useful life of such assets. The Company capitalized interest of approximately $387,800 related to major capital projects during 2019. The cost, accumulated depreciation and amortization and estimated useful lives of certain of the Company’s assets are summarized as follows (in thousands):

	2019	2018	Estimated Life (Years)
Land	$137,416	$134,873		–
Buildings and improvements	474,106	434,049	10	–	39
Leasehold improvements	34,350	27,165	2	–	39
Machinery and shop equipment	82,594	73,578	5	–	20
Furniture, fixtures and computers	73,846	67,330	3	–	15
Transportation equipment	99,127	92,385	3	–	15
Lease and rental vehicles	968,121	914,708	1	–	8
Construction in progress	16,874	16,310
Accumulated depreciation and amortization	(606,503)	(576,345)

Total	$1,279,931	$1,184,053

The Company recorded depreciation expense of $158.7 million and amortization expense of $16.8 million for the year ended December 31, 2019, depreciation expense of $149.1 million and amortization expense of $36.0 million for the year ended December 31, 2018, depreciation expense of $140.3 million and amortization expense of $17.6 million for the year ended December 31, 2017.

As of December 31, 2019, the Company had $85.8 million in lease and rental vehicles under various finance leases included in property and equipment, net of accumulated amortization of $43.0 million. The Company recorded depreciation and amortization expense of $120.1 million related to lease and rental vehicles in lease and rental cost of products sold for the year ended December 31, 2019, $114.6 million for the year ended December 31, 2018 and $107.9 million for the year ended December 31, 2017.

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

No impairment write down was required in the fourth quarter of 2019. However, the Company cannot predict the occurrence of certain events that might adversely affect the reported value of goodwill in the future.

The following table sets forth the change in the carrying amount of goodwill for the Company for the years ended December 31, 2019 and 2018 (in thousands):

Balance December 31, 2018	$291,391
Acquisitions	751
Balance December 31, 2019	$292,142

Other Assets

ERP Platform

The total capitalized costs of the Company’s SAP enterprise resource planning software platform (“ERP Platform”) of $8.9 million are recorded on the Consolidated Balance Sheet in Other Assets. Amortization expense relating to the ERP Platform, which is recognized in depreciation and amortization expense in the Consolidated Statements of Income and Comprehensive Income, was $1.9 million for the year ended December 31, 2019 and $21.7 million for the year ended December 31, 2018. The Company estimates that amortization expense relating to the ERP Platform will be approximately $1.9 million for each of the next five years.

In the first quarter of 2018, as part of an assessment that involved a technical feasibility study of the then current ERP Platform, the Company determined that a majority of the components of this ERP Platform would require replacement earlier than originally anticipated; in prior disclosures, the Company had referred to the ERP Platform separately as the SAP enterprise software and SAP dealership management system. In accordance with Accounting Standards Codification (“ASC”) Topic 350-40, in the first quarter of 2018, the Company adjusted the useful life of these components that were replaced so that the respective net book values of the components were fully amortized upon replacement in May 2018. The Company amortized the remaining net book value of the components that were replaced on a straight-line basis in February 2018 through May 2018. The Company recorded amortization expense of $19.9 million in 2018 related to the components of the ERP Platform that were replaced. The ERP Platform asset and related amortization are reflected in the Truck Segment.

Franchise Rights

The Company’s only significant identifiable intangible assets, other than goodwill, are rights under franchise agreements with manufacturers. The fair value of the franchise right is determined at the acquisition date by discounting the projected cash flows specific to each acquisition. The carrying value of the Company’s manufacturer franchise rights was $7.0 million at December 31, 2019 and December 31, 2018, and is included in Other Assets on the accompanying Consolidated Balance Sheet. The Company has determined that manufacturer franchise rights have an indefinite life, as there are no economic or other factors that limit their useful lives and they are expected to generate cash flows indefinitely due to the historically long lives of the manufacturers’ brand names. Furthermore, to the extent that any agreements evidencing manufacturer franchise rights have expiration dates, the Company expects that it will be able to renew those agreements in the ordinary course of business. Accordingly, the Company does not amortize manufacturer franchise rights.

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

Equity Method Investment and Call Option

On February 25, 2019, the Company acquired a 50% equity interest in RTC Canada, which acquired the operating assets of Tallman Group, the largest International Truck dealer in Canada. The Company was also granted a call option in the purchase agreement that provides the Company with the right to acquire the remaining 50% equity interest in RTC Canada until the close of business on February 25, 2024. The value of the Company’s call option was $3.6 million as of December 31, 2019 and is reported in Other Assets on the Consolidated Balance Sheet.

On April 25, 2019, the Company entered into a Guaranty Agreement (“Guaranty”) with Bank of Montreal (“BMO”), pursuant to which the Company agreed to guaranty up to CAD250 million (the “Guaranty Cap”) of certain credit facilities entered into by and between Tallman Truck Centre Limited (“TTCL”) and BMO. The Company owned a 50% equity interest in TTCL, which was the sole owner of RTC Canada. Later in 2019, RTC Canada and TTCL were amalgamated into RTC Canada. Interest, fees and expenses incurred by BMO to enforce its rights with respect to the guaranteed obligations and its rights against the Company under the Guaranty are not subject to the Guaranty Cap. In exchange for the Guaranty, RTC Canada is receiving a reduced rate of interest on its credit facilities with BMO. The Guaranty was valued at $5.1 million as of December 31, 2019 and is included in the investment in RTC Canada. As of December 31, 2019, the Company’s investment in RTC Canada is $25.7 million. The Company’s equity income in RTC Canada is included in Other income on the Consolidated Statements of Income.

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

The Company’s income tax returns are periodically audited by tax authorities. These audits include questions regarding the Company’s tax filing positions, including the timing and amount of deductions. In evaluating the exposures associated with its various tax filing positions, the Company adjusts its liability for unrecognized tax benefits and income tax provision in the period in which an uncertain tax position is effectively settled, the statute of limitations expires for the relevant taxing authority to examine the tax position or when more information becomes available.

The Company’s liability for unrecognized tax benefits contains uncertainties because management is required to make assumptions and to apply judgment to estimate the exposures associated with its various filing positions. The Company’s effective income tax rate is also affected by changes in tax law, the level of earnings and the results of tax audits. Although the Company believes that the judgments and estimates are reasonable, actual results could differ, and the Company may be exposed to losses or gains that could be material. An unfavorable tax settlement would generally require use of the Company’s cash and result in an increase in its effective income tax rate in the period of resolution. A favorable tax settlement would be recognized as a reduction in the Company’s effective income tax rate in the period of resolution. The Company’s income tax expense includes the impact of reserve provisions and changes to reserves that it considers appropriate, as well as related interest.

Revenue Recognition Policies

Effective January 1, 2018, the Company adopted ASU 2014-09, “Revenue from Contracts with Customers (“Topic 606”),” using the modified retrospective transition method.  This standard applies to all contracts with customers, except for contracts that are within the scope of other standards, such as leases, insurance, collaboration arrangements and financial instruments.  Under Topic 606, the Company recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the Company expects to receive in exchange for those goods or services.  To determine revenue recognition for arrangements that the Company determines are within the scope of Topic 606, the Company performs the following five steps: (i) identify the contract with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the Company satisfies a performance obligation.  The Company only applies the five-step model to contracts when it is probable that it will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer.  At contract inception, once the contract is determined to be within the scope of Topic 606, the Company assesses the goods or services promised within each contract and determines those that are performance obligations. The Company then assesses whether each promised good or service is distinct and recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.  For a complete discussion of accounting for revenue, see Note 19 – Revenue of the Notes to Consolidated Financial Statements.

Cost of Sales

For the Company’s new and used commercial vehicle operations, cost of sales consists primarily of the Company’s actual purchase price, plus make-ready expenses, less any applicable manufacturers’ incentives. For the Company’s parts operations, cost of sales consists primarily of the Company’s actual purchase price, less any applicable manufacturers’ incentives. For the Company’s service and collision center operations, technician labor cost is the primary component of cost of sales. For the Company’s rental and leasing operations, cost of sales consists primarily of depreciation and amortization, rent, maintenance costs, license costs and interest expense on the lease and rental fleet owned and leased by the Company. There are no costs of sales associated with the Company’s finance and insurance revenue or other revenue.

Leases

The Company leases commercial vehicles and real estate under finance and operating leases. The Company determines whether an arrangement is a lease at its inception. For leases with terms greater than twelve months, the Company records a lease asset and liability at the present value of lease payments over the term. Many of the Company’s leases include renewal options and termination options that are factored into its determination of lease payments when appropriate.

When available, the Company uses the rate implicit in the lease to discount lease payments to present value; however, most of its leases do not provide a readily determinable implicit rate. Therefore, the Company must estimate its incremental borrowing rate to discount the lease payments based on information available at lease commencement.

The Company leases commercial vehicles that the Company owns to customers. Lease and rental revenue is recognized over the period of the related lease or rental agreement. Variable rental revenue is recognized when it is earned.

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

The following table reflects the weighted-average fair value of stock options granted during each period using the Black-Scholes option valuation model with the following weighted-average assumptions used:

	2019	2018	2017
Expected stock volatility	31.29%	31.68%	33.54%
Weighted-average stock volatility	31.29%	31.68%	33.54%
Expected dividend yield	1.13%	0.00%	0.00%
Risk-free interest rate	2.45%	2.69%	2.17%
Expected life (years)	6.0	6.0	6.0
Weighted-average fair value of stock options granted	$12.56	$15.46	$12.33

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

Advertising Costs

Advertising costs are expensed as incurred. Advertising and marketing expense was $11.5 million for 2019, $10.4 million for 2018 and $9.5 million for 2017. Advertising and marketing expense is included in selling, general and administrative expense.

Accounting for Internal Use Software

The Company’s accounting policy with respect to accounting for computer software developed or obtained for internal use is consistent with ASC topic 350-40, which provides guidance on accounting for the costs of computer software developed or obtained for internal use and identifies characteristics of internal-use software.  The Company has capitalized software costs, including capitalized interest, of approximately $8.9 million at December 31, 2019, net of accumulated amortization of $10.2 million, and had $10.8 million, net of accumulated amortization of $8.3 million at December 31, 2018.

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

New Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, "Financial Instruments - Credit Losses (Topic 326)," which modifies the measurement of expected credit losses of certain financial instruments. Credit losses on trade and other receivables, held-to-maturity debt securities, and other instruments will reflect the Company's current estimate of the expected credit losses and will generally result in the earlier recognition of allowance for losses. The new guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company will adopt the standard effective January 1, 2020. The Company is currently evaluating the impact of and approach to adopting this new accounting guidance and does not expect the adoption of this standard to have a material impact on its consolidated financial statements.

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

Manufacturer	Expiration Dates
Peterbilt	November 2021 through September 2022
International	May 2020 through January 2024
Isuzu	Indefinite
Hino	Indefinite
Ford	Indefinite
FUSO	February 2020 through August 2023
Blue Bird	August 2024
IC Bus	May 2020 through December 2022

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

The Company purchases its new Peterbilt vehicles from Peterbilt and most of the parts sold at its Peterbilt dealerships from PACCAR, Inc, the parent company of Peterbilt, at prevailing prices charged to all franchised dealers. Sales of new Peterbilt trucks accounted for approximately 61.6% of the Company’s new vehicle sales revenue for the year ended December 31, 2019, 62.5% of the Company’s new vehicle sales revenue for the year ended December 31, 2018, and 65.2% of the Company’s new vehicle sales revenue for the year ended December 31, 2017.

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

4.	ACCOUNTSRECEIVABLE:

The Company’s accounts receivable, net, consisted of the following (in thousands):

	December 31,
	2019	2018

Trade accounts receivable from sale of vehicles	$82,991	$100,013
Trade receivables other than vehicles	68,376	60,716
Warranty claims	16,819	10,427
Other accounts receivable	16,942	20,910
Less allowance for bad debt and warranty claims	(1,424)	(1,416)

Total	$183,704	$190,650

5.	INVENTORIES:

The Company’s inventories, net, consisted of the following (in thousands):

	December 31,
	2019	2018

New commercial vehicles	$967,785	$976,464
Used commercial vehicles	84,610	96,126
Parts and accessories	273,185	259,396
Other	17,763	19,573
Less allowance	(17,263)	(11,636)

Total	$1,326,080	$1,339,923

6.	VALUATION ACCOUNTS:

Valuation and allowance accounts include the following (in thousands):

	Balance Beginning of Year	Net Charged to Costs and Expenses	Net Write- Offs	Balance End of Year

2019
Reserve for accounts receivable	$987	$2,065	$(2,038)	$1,014
Reserve for warranty receivables	429	1,661	(1,680)	410
Reserve for parts inventory	7,050	4,460	(3,849)	7,661
Reserve for commercial vehicle inventory	4,587	12,489	(7,474)	9,602

2018
Reserve for accounts receivable	$616	$2,183	$(1,812)	$987
Reserve for warranty receivables	210	2,031	(1,812)	429
Reserve for parts inventory	6,230	2,744	(1,924)	7,050
Reserve for commercial vehicle inventory	5,953	3,550	(4,916)	4,587

2017
Reserve for accounts receivable	$549	$625	$(558)	$616
Reserve for warranty receivables	114	713	(617)	210
Reserve for parts inventory	4,885	1,414	(69)	6,230
Reserve for commercial vehicle inventory	5,102	5,997	(5,146)	5,953

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

Floor Plan Notes Payable

Floor plan notes are financing agreements to facilitate the Company’s purchase of new and used commercial vehicle inventory. These notes are collateralized by the inventory purchased and accounts receivable arising from the sale thereof. The Company’s Floor Plan Credit Agreement provides for a loan commitment of up to $1.0 billion and has the interest rate benchmarked to LIBOR, as defined in the agreement. The interest rate under the Company’s Floor Plan Credit Agreement is the one month LIBOR rate plus 1.25%. The interest rate applicable to the Company’s Floor Plan Credit Agreement was approximately 2.95% at December 31, 2019. The Company utilizes its excess cash on hand to pay down its outstanding borrowings under its Floor Plan Credit Agreement, and the resulting interest earned is recognized as an offset to the Company’s gross interest expense under the Floor Plan Credit Agreement. The Company is required to pay a monthly working capital fee equal to 0.16% per annum multiplied by the amount of voluntary prepayments of new and used inventory loans.

The Company finances substantially all of the purchase price of its new commercial vehicle inventory and the loan value of its used commercial vehicle inventory under its Floor Plan Credit Agreement, under which BMO Harris pays the manufacturer directly with respect to new commercial vehicles. Amounts borrowed under the Company’s Floor Plan Credit Agreement are due when the related commercial vehicle inventory (collateral) is sold and the sales proceeds are collected by the Company. The Company’s Floor Plan Credit Agreement expires June 30, 2022, although BMO Harris has the right to terminate the Floor Plan Credit Agreement at any time upon 360 days written notice and the Company may terminate at any time, subject to specified limited exceptions. On December 31, 2019, the Company had approximately $846.8 million outstanding under its Floor Plan Credit Agreement.

In June 2012, the Company entered into a wholesale financing agreement with Ford Motor Credit Company that provides for the financing of, and is collateralized by, the Company’s new Ford vehicle inventory. This wholesale financing agreement bears interest at a rate of Prime plus 150 basis points minus certain incentives and rebates. As of December 31, 2019, the interest rate on the wholesale financing agreement was 6.25% before considering the applicable incentives that the Company is qualified to receive. On December 31, 2019, the Company had an outstanding balance of approximately $115.0 million under the Ford Motor Credit Company wholesale financing agreement.

The Company’s weighted average interest rate for floor plan notes payable was 2.6% for the year ended December 31, 2019, and 1.9% for the year ended December 31, 2018, which is net of interest related to prepayments of new and used inventory loans.

Assets pledged as collateral were as follows (in thousands):

	December 31,
	2019	2018
Inventories, new and used vehicles at cost based on specific identification, net of allowance	$1,042,794	$1,068,003
Vehicle sale related accounts receivable	74,907	100,013

Total	$1,117,701	$1,168,016

Floor plan notes payable related to vehicles	$996,336	$1,023,019

Lines of Credit

The Company has a secured line of credit that provides for a maximum borrowing of $17.5 million. There were no advances outstanding under this secured line of credit at December 31, 2019; however, $12.3 million was pledged to secure various letters of credit related to self-insurance products, leaving $5.2 million available for future borrowings as of December 31, 2019.

The Company’s Working Capital Facility with BMO Harris includes up to $100.0 million of revolving credit loans available to it for working capital, capital expenditures and other general corporate purposes. The amount of the borrowings under the Working Capital Facility are subject to borrowing base limitations based on the value of the Company’s eligible parts inventory and company vehicles. The Working Capital Facility includes a $20 million letter of credit sublimit. Borrowings under the Working Capital Facility bear interest at rates based on LIBOR or the Base Rate (as such terms are defined in the Working Capital Facility), plus an applicable margin determined based on outstanding borrowing under the Working Capital Facility. In addition, the Company is required to pay a commitment fee on the amount unused under the Working Capital Facility. The Working Capital Facility expires on the earlier of (i) March 21, 2020 and (ii) the date on which all commitments under the Working Capital Facility shall have terminated, whether as a result of the occurrence of the Commitment Termination Date (as defined in the Working Capital Facility) or otherwise. There were no advances outstanding under the Working Capital Facility as of December 31, 2019.

8.	LONG-TERM DEBT:

Long-term debt was comprised of the following (in thousands):

	December 31,
	2019	2018

Variable interest rate term notes	$58,416	$80,355
Fixed interest rate term notes	569,262	520,818

Total debt	627,678	601,173

Less: current maturities	(189,265)	(161,955)

Total long-term debt, net of current maturities	$438,413	$439,218

As of December 31, 2019, long-term debt maturities were as follows (in thousands):

2020	189,265
2021	127,557
2022	115,337
2023	96,053
2024	66,424
Thereafter	33,042

Total	$627,678

The interest rates on the Company’s variable interest rate notes are based on various LIBOR benchmark rates. The interest rates on the notes ranged from approximately 3.3% to 3.7% on December 31, 2019. Payments on the notes range from approximately $5,330 to $125,833 per month, plus interest. Maturities of these notes range from June 2020 to June 2025.

The Company’s fixed interest rate notes had interest rates that ranged from approximately 3.0% to 7.6% on December 31, 2019. Payments on the notes range from $255 to $72,315 per month. Maturities of these notes range from January 2020 to May 2029.

The proceeds from the issuance of the notes were used primarily to acquire land, buildings and improvements and vehicles for the Company’s lease and rental fleet. The notes are secured by the assets acquired with the proceeds of such notes.

The Company’s long-term real estate debt agreements, floor plan financing arrangements and the Working Capital Facility require the Company to satisfy various financial ratios such as the debt to worth ratio, leverage ratio, the fixed charge coverage ratio and certain requirements for tangible net worth and GAAP net worth. As of December 31, 2019, the Company was in compliance with all debt covenants. The Company does not anticipate any breach of the covenants in the foreseeable future.

9.	FINANCIAL INSTRUMENTS AND FAIR VALUE:

The Company measures certain financial assets and liabilities at fair value on a recurring basis. Financial instruments consist primarily of cash, accounts receivable, accounts payable and floor plan notes payable. The carrying values of the Company’s financial instruments approximate fair value due either to their short-term nature or existence of variable interest rates, which approximate market rates. Certain methods and assumptions were used by the Company in estimating the fair value of financial instruments at December 31, 2019, and 2018. The carrying value of current assets and current liabilities approximates the fair value due to the short maturity of these items.

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

10.	LEASES:

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

The Company adopted Topic 842 on January 1, 2019. The Company applied a modified retrospective transition approach for all leases existing at, or entered into after, January 1, 2019. The Consolidated Financial Statements for the year ended December 31, 2019 are presented under the new standard, while the comparative years ended December 31, 2018 and 2017 are not adjusted and continue to be reported in accordance with the Company’s historical accounting policy. The Company applied the practical expedients permitted within Topic 842, which among other things, allows it to retain its existing assessment of whether an arrangement is, or contains, a lease and whether such lease is classified as an operating or finance lease. The Company made an accounting policy election that keeps leases with an initial term of twelve months or less off of the balance sheet and results in recognizing those lease payments in the Consolidated Statements of Income and Comprehensive Income on a straight-line basis over the lease term.

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

Lease of Vehicles as Lessee

The Company leases commercial vehicles as the lessee under finance leases and operating leases. The lease terms vary from one month to ten years. Commercial vehicle finance leases continue to be reported on the Consolidated Balance Sheet, while operating leases were added to the Consolidated Balance Sheet in 2019 with the adoption of Topic 842. These vehicles are then subleased or rented by the Company to customers under various agreements. The Company received sublease income under non-cancelable subleases of $24.0 million for the year ended December 31, 2019.

The Company usually guarantees the residual value of vehicles under operating lease and finance lease arrangements. At December 31, 2019, the Company guaranteed commercial vehicle residual values of approximately $49.2 million under operating lease and finance lease arrangements.

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

Components of lease cost are as follows (in thousands):

		Twelve Months Ended
Component	Classification	December 31, 2019
Operating lease cost	SG&A expense	$13,633
Finance lease cost – amortization of right-of-use assets	Lease and rental cost of products sold	14,312
Finance lease cost – interest on lease liabilities	Lease and rental cost of products sold	3,372
Short-term lease cost	SG&A expense	594

Supplemental cash flow information and non-cash activity related to operating and finance leases are as follows (in thousands):

Twelve Months Ended
December 31, 2019
Operating cash flow information:
Cash paid for amounts included in the measurement of lease liabilities	$17,005
Financing cash flow information:
Cash paid for amounts included in the measurement of lease liabilities	$8,331
Non-cash activity:
Operating lease right-of-use assets obtained in exchange for lease obligations	$57,197

Weighted-average remaining lease term and discount rate for operating and finance leases as of December 31, 2019 are as follows:

Weighted-average remaining lease term (in months)	70
Weighted-average discount rate	4.6%

Maturities of lease liabilities by fiscal year for finance leases and operating leases as of December 31, 2019 are as follows (in thousands):

	Finance Leases	Operating Leases
2020	$26,670	$11,471
2021	20,865	10,960
2022	17,064	9,855
2023	12,341	8,363
2024	13,663	8,218
2025 and beyond	13,678	25,643
Total lease payments	$104,281	$74,510
Less: Imputed interest	(11,911)	(16,841)
Present value of lease liabilities	$92,370	$57,669

Lease of Vehicles as Lessor

The Company leases commercial vehicles that the Company owns to customers primarily over periods of one to ten years. The Company applied the practical expedient permitted within Topic 842 that allows it not to separate lease and nonlease components. Nonlease components typically consist of maintenance and licensing for the commercial vehicle. The variable nonlease components are generally based on mileage. Some leases contain an option for the lessee to purchase the commercial vehicle.

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

Sales-type leases are recognized by the Company as lease receivables. The lessee obtains control of the underlying asset and the Company recognizes sales revenue upon lease commencement. The receivable for sales-type leases at December 31, 2019 in the amount of $5.6 million is reflected in Other Assets on the Consolidated Balance Sheet.

Minimum rental payments to be received for non-cancelable leases and subleases in effect as of December 31, 2019, are as follows (in thousands):

2020	$129,595
2021	102,574
2022	78,244
2023	56,089
2024	34,524
Thereafter	19,555
Total	$420,581

Rental income during the year ended December 31, 2019, and 2018, consisted of the following (in thousands):

	2019	2018
Minimum rental payments	$215,288	$206,528
Nonlease payments	32,261	31,710
Total	$247,549	$238,238

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

Employee Stock Purchase Plan

The Company’s 2004 Employee Stock Purchase Plan, as amended and restated (the “Employee Stock Purchase Plan”) allows eligible employees to contribute up to $10,625 of their base earnings every six months toward the semi-annual purchase of the Company’s Class A Common Stock. The employee’s purchase price is 85% of the lesser of the closing price of the Class A Common Stock on the first business day or the last business day of the semi-annual offering period, as reported by The NASDAQ Global Select Market. Employees may purchase shares having a fair market value of up to $25,000 (measured as of the first day of each semi-annual offering period) for each calendar year. Under the Employee Stock Purchase Plan, there are approximately 213,600 shares remaining of the 1,400,000 shares of the Company’s Class A Common Stock that were reserved for issuance. The Company issued 117,283 shares under the Employee Stock Purchase Plan during the year ended December 31, 2019 and 84,192 shares during the year ended December 31, 2018. Of the 7,244 employees eligible to participate, approximately 1,637 elected to participate in the plan as of December 31, 2019.

Non-Employee Director Stock Option Plan

The Rush Enterprises, Inc. 2006 Non-Employee Director Stock Option Plan, as amended and restated (the “Director Plan”), reserved 500,000 shares of Class A Common Stock for issuance upon exercise of any awards granted under the plan. The Director Plan is designed to attract and retain highly qualified non-employee directors. Currently, each non-employee director receives a grant of the Company’s Class A Common Stock, or up to 40% cash, equivalent to a compensation value of $125,000. In 2019, three non-employee directors received a grant of 3,171 shares of the Company’s Class A Common Stock, two non-employee directors received a grant of 1,903 shares of the Company’s Class A Common Stock and $50,000 cash, for total compensation equivalent to $125,000 each. In 2019, one director who was appointed to the Company’s Board of Directors in October of 2019 received 1,056 shares of the Company’s Class A Common Stock and $18,750 cash, for total compensation equivalent to $62,500. In 2018, two non-employee directors received a grant of 2,926 shares of the Company’s Class A Common Stock, one non-employee director received a grant of 2,048 shares of the Company’s Class A Common Stock and $37,500 cash and two non-employee director received a grant of 1,756 shares of the Company’s Class A Common Stock and $50,000 cash, for total compensation equivalent to $125,000 each. Under the Director Plan, there are approximately 126,000 shares remaining for issuance of the 500,000 shares of the Company’s Class A Common Stock that were reserved for issuance. The Company granted 14,375 shares of Class A Common Stock under the Director Plan during the year ended December 31, 2019 and 11,412 shares of Class A Common Stock under the Director Plan during the year ended December 31, 2018.

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

The aggregate number of shares of common stock subject to stock options or SARs that may be granted to any one participant in any year under the 2007 Incentive Plan is 100,000 shares of Class A Common Stock or 100,000 shares of Class B Common Stock. Each option granted pursuant to the 2007 Incentive Plan has a ten year term from the grant date and vests in three equal annual installments beginning on the third anniversary of the grant date. The Company has 7,800,000 shares of Class A Common Stock and 2,200,000 shares of Class B Common Stock reserved for issuance under the Company’s 2007 Incentive Plan. As of December 31, 2019, approximately 1,316,000 shares of Class A Common Stock and 444,000 shares of Class B Common Stock are available for issuance under the Company’s 2007 Incentive Plan. The Company issues new shares of its Class A or Class B Common Stock upon the exercise of stock options or vesting of restricted stock units and  upon the issuance of restricted stock awards. During the year ended December 31, 2019, the Company granted to employees 482,663 options to purchase Class A Common Stock and 317,590 restricted Class B Common Stock awards under the 2007 Incentive Plan. Restricted stock awards are issued when granted, but are subject to vesting requirements. During the year ended December 31, 2018, the Company granted to employees 459,663 options to purchase Class A Common Stock and 306,590 restricted Class B Common Stock units under the 2007 Incentive Plan.

Valuation and Expense Information

Stock-based compensation expense related to stock options, restricted stock awards, restricted stock units and employee stock purchases was $19.0 million for the year ended December 31, 2019, $18.1 million for the year ended December 31, 2018, and $15.6 million for the year ended December 31, 2017. Cash received from options exercised and shares purchased under all share-based payment arrangements was $11.1 million for the year ended December 31, 2019, $5.7 million for the year ended December 31, 2018, and $24.8 million for the year ended December 31, 2017.

A summary of the Company’s stock option activity and related information for the year ended December 31, 2019, follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Life (in Years)	Value

Balance of Outstanding Options at January 1, 2019	2,984,280	$27.63
Granted	482,663	41.15
Exercised	(375,950)	20.19
Forfeited	(23,333)	33.84
Balance of Outstanding Options at December 31, 2019	3,067,660	$30.62	5.96	$48,712,030
Expected to vest after December 31, 2019	1,778,219	$34.70	7.64	$20,984,383
Vested and exercisable at December 31, 2019	1,259,505	$24.65	3.55	$27,521,030

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the closing price on December 31, 2019, of the Company’s Class A Common Stock of $46.50. The total intrinsic value of options exercised was $8.7 million during the year ended December 31, 2019, $2.7 million during the year ended December 31, 2018, and $25.0 million during the year ended December 31, 2017.

A summary of the status of the number of shares underlying Company’s non-vested stock options as of December 31, 2019, and changes during the year ended December 31, 2019, is as follows:

		Weighted
		Average
	Number of	Grant Date
Non-vested Shares	Shares	Fair Value

Non-vested at January 1, 2019	1,796,356	$11.74
Granted	482,663	12.56
Vested	(447,531)	11.12
Forfeited	(23,333)	11.92

Non-vested at December 31, 2019	1,808,155	$12.11

The total fair value of vested options was $5.0 million during the year ended December 31, 2019, $5.7 million during the year ended December 31, 2018, and $6.3 million during the year ended December 31, 2017. The weighted-average grant date fair value of options granted was $12.56 per share during the year ended December 31, 2019, $15.46 per share during the year ended December 31, 2018, and $12.33 per share during the year ended December 31, 2017.

Stock Awards

The Company granted restricted stock awards to certain of its employees under the 2007 Incentive Plan and unrestricted stock awards to its non-employee directors under the Director Plan during the year ended December 31, 2019. The restricted stock awards and previously granted restricted stock units granted to employees vest in three equal installments on the first, second and third anniversary of the grant date and are forfeited in the event the recipient’s employment or relationship with the Company is terminated prior to vesting, except as a result of retirement or under certain circumstances associated with a change of control or involuntary termination, as further described in the Company’s executive transition plan. The fair value of the restricted stock awards and restricted stock unit awards granted to the Company’s employees is amortized to expense on a straight-line basis over the restricted stock’s vesting period. The shares granted to non-employee directors are expensed on the grant date.

The following table presents a summary of the Company’s non-vested restricted stock awards and restricted stock unit awards outstanding at December 31, 2019:

		Weighted
		Average		Weighted
		Remaining	Aggregate	Average
		Contractual	Intrinsic	Grant Date
Stock Awards and Units	Shares	Life (in Years)	Value	Fair Value

Outstanding non-vested shares at January 1, 2019	573,134			$34.07
Granted	330,909			40.36
Vested	(293,615)			30.32
Outstanding non-vested at December 31, 2019	610,428	8.6	$27,896,560	$39.06
Expected to vest after December 31, 2019	609,419	8.6	$27,850,441

The total fair value of the shares issued upon the vesting of stock awards and restricted stock unit awards during the year ended December 31, 2019 was $9.0 million. The weighted-average grant date fair value of stock awards and units granted was $40.36 per share during the year ended December 31, 2019, $40.46 per share during the year ended December 31, 2018 and $31.37 per share during the year ended December 31, 2017.

As of December 31, 2019, the Company had $8.4 million of unrecognized compensation expense related to non-vested employee stock options to be recognized over a weighted-average period of 2.2 years and $8.3 million of unrecognized compensation cost related to non-vested restricted stock awards and restricted stock unit awards to be recognized over a weighted-average period of 1.3 years.

 Defined Contribution Plan

The Company has a defined contribution plan (the “Rush 401k Plan”), which is available to all Company employees. Each employee who has completed 30 days of continuous service is entitled to enter the Rush 401k Plan on the first day of the following month. Participating employees may contribute from 1% to 50% of total gross compensation. However, certain highly compensated employees are limited to a maximum contribution of 15% of total gross compensation. For the first 10% of an employee’s contribution, the Company contributes an amount equal to 20% of the employees’ contributions for those employees with less than five years of service and an amount equal to 40% of the employees’ contributions for those employees with more than five years of service. The Company incurred expenses related to the Rush 401k Plan of approximately $9.4 million during the year ended December 31, 2019, $8.9 million during the year ended December 31, 2018 and $7.0 million during the year ended December 31, 2017.

Deferred Compensation Plan

On November 6, 2010, the Board of Directors of the Company adopted the Rush Enterprises, Inc. Deferred Compensation Plan (the “Deferred Compensation Plan”) pursuant to which selected employees and directors may elect to defer a portion of their annual compensation. The Deferred Compensation Plan also provides the Company with the discretion to make matching contributions to participants’ accounts. The Company established a rabbi trust to finance obligations under the Deferred Compensation Plan with corporate-owned variable life insurance contracts. Participants are 100% vested in their respective deferrals and the earnings thereon. The first deferral election period began on January 1, 2011. The Company’s liability related to the Deferred Compensation Plan was $15.6 million on December 31, 2019 and $11.1 million on December 31, 2018. The related cash surrender value of the life insurance contracts was $10.6 million on December 31, 2019 and $8.9 million on December 31, 2018.

The Company currently does not provide any post-retirement benefits nor does it provide any post-employment benefits.

12.	EARNINGS PER SHARE:

Basic earnings per share (“EPS”) were computed by dividing income from continuing operations by the weighted average number of shares of common stock outstanding during the period. Diluted EPS differs from basic EPS due to the assumed conversions of potentially dilutive options, restricted shares awards and restricted stock unit awards that were outstanding during the period.

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

The following is a reconciliation of the numerators and the denominators of the basic and diluted per share computations for income from continuing operations (in thousands, except per share amounts):

	2019	2018	2017
Numerator-
Numerator for basic and diluted earnings per share −
Net income available to common shareholders	$141,583	$139,062	$172,129
Denominator-
Denominator for basic earnings per share – weighted average shares outstanding	36,659	39,223	39,627
Effect of dilutive securities−
Employee and director stock options and restricted share awards	912	1,070	1,353
Denominator for diluted earnings per share − adjusted weighted average shares outstanding and assumed conversions	37,571	40,293	40,980
Basic earnings per common share	$3.86	$3.55	$4.34
Diluted earnings per common share and common share equivalents	$3.77	$3.45	$4.20

Options to purchase shares of common stock that were outstanding for the years ended December 31, 2019, 2018 and 2017 that were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive are as follows (in thousands):

	2019	2018	2017
Anti-dilutive options – weighted average	1,108	513	449

13.	INCOME TAXES:

The tax provisions are summarized as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Current provision −
Federal	$20,303	$31,819	$22,443
State	4,648	6,291	4,030
	24,951	38,110	26,473
Deferred provision −
Federal	20,925	6,082	(64,821)
State	2,064	(85)	2,618
	22,989	5,997	(62,203)
Provision (benefit) for income taxes	$47,940	$44,107	$(35,730)

A reconciliation of taxes based on the federal statutory rates and the provisions (benefits) for income taxes are summarized as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Income taxes at the federal statutory rate	$39,530	$38,469	$47,749
State income taxes, net of federal benefit	5,303	4,913	3,246
Tax effect of permanent differences	1,562	596	(4,097)
Revaluation of deferred taxes	–	–	(82,862)
Other, net	1,545	129	234
Provision (benefit) for income taxes	$47,940	$44,107	$(35,730)

The components of income taxes recorded in other comprehensive income and paid in capital consisted of the following (in thousands):

	Year Ended December 31,
	2019	2018	2017
Income tax expense related to components of other comprehensive income:
Change in fair value of available-for-sale securities	–	–	183
Total	$–	$–	$183

Paid in capital – stock based compensation	$–	$–	$–

The following summarizes the components of net deferred income tax liabilities included in the balance sheet (in thousands):

	December 31,
	2019	2018
Deferred income tax (assets) liabilities:
Inventory	$(5,086)	$(4,076)
Accounts receivable	(140)	(231)
Finance lease obligations	(21,618)	(16,202)
Finance and operating leases	(12,726)	–
Stock options	(8,749)	(9,026)
Accrued liabilities	(2,989)	(2,481)
State net operating loss carry forward	(2,381)	(2,463)
State tax credit	(196)	(312)
Other	(3,817)	(3,276)
Difference between book and tax basis- Operating lease assets	12,628	–
Difference between book and tax basis- Depreciation and amortization	209,250	179,325
	164,176	141,258
Valuation allowance	121	50
Net deferred income tax liability	$164,297	$141,308

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

At December 31, 2017, the Company recognized a net tax benefit of $82.9 million, which was included as a component of income tax expense. The benefit recorded was primarily a result of the remeasurement of the Company’s deferred tax assets and liabilities at the rate in which they will reverse. Upon further analysis of certain aspects of the Tax Act and refinement of the Company’s calculations during the 12 months ended December 31, 2018, the Company adjusted its provisional amount by less than $100,000, which is included as a component of income tax expense from continuing operations.

As of December 31, 2019, the Company had approximately $48.3 million in state net operating loss carry forwards that expire from 2019 to 2039, which result in a deferred tax asset of $2.3 million. The Company has evaluated whether its state net operating losses are realizable and has recorded a valuation allowance of $121,000 against them. The valuation allowance increased $71,000 over the prior year ending December 31, 2018.

The Company had unrecognized income tax benefits totaling $3.0 million as a component of accrued liabilities as of December 31, 2019, and $2.4 million at December 31, 2018, the total of which, if recognized, would impact the Company’s effective tax rate. An unfavorable settlement would require a charge to income tax expense and a favorable resolution would be recognized as a reduction to income tax expense. The Company recognizes interest accrued related to unrecognized tax benefits in income tax expense. During the years ended December 31, 2019, 2018 and 2017, the Company recognized approximately $5,220, $(27,450), and $21,050 in interest expense (income). No amounts were accrued for penalties. The Company had approximately $144,000, $139,000 and $166,000 for the payment of interest accrued as of December 31, 2019, 2018 and 2017, respectively.

The Company does not anticipate a significant change in the amount of unrecognized tax benefits in the next 12 months. As of December 31, 2019, the tax years ended December 31, 2016 through 2019 remained subject to audit by federal tax authorities and the tax years ended December 31, 2015 through 2019, remained subject to audit by state tax authorities.

A reconciliation of the change in the unrecognized tax benefits is as follows (in thousands):

	2019	2018	2017
Unrecognized tax benefits at beginning of period	$2,389	$2,555	$2,401
Gross increases – tax positions in current year	1,188	504	619
Reductions due to lapse of statute of limitations	(570)	(670)	(465)
Unrecognized tax benefits at end of period	$3,007	$2,389	$2,555

Undistributed earnings of certain of the Company’s foreign subsidiaries amounted to approximately $1.3 million at December 2019. Those earnings are considered to be indefinitely reinvested and accordingly, no provision for state, local and foreign withholding income taxes has been provided thereon. Upon repatriation of those earnings, in the form of dividends or otherwise, the Company may be subject to state and local taxes, and/or withholding taxes payable to the various foreign countries. The Company expects to be able to take a 100% dividend received deduction to offset any U.S. federal income tax liability on the undistributed earnings.

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

15.	ACQUISITIONS, DISPOSITIONS AND EQUITY METHOD INVESTMENT:

On October 31, 2019, the Company and its joint venture partner sold substantially all of the assets of Central California Truck & Trailer Sales, LLC (“CCTTS”). The transaction was valued at approximately $12.7 million, with the purchase price paid in cash.

On May 6, 2019, the Company acquired certain assets of Stover Sales, Inc., which included real estate and a used truck dealership in Jacksonville, Florida, along with commercial vehicle and parts inventory. The transaction was valued at approximately $2.3 million, with the purchase price paid in cash.

On February 25, 2019, the Company acquired 50% of the equity interest in RTC Canada, which acquired the operating assets of Tallman Group, the largest International Truck dealer in Canada. RTC Canada currently operates a network of 14 International Truck full-service dealerships throughout the Province of Ontario. The Company does not consolidate RTC Canada. RTC Canada is accounted for as an equity method investment. As of December 31, 2019, the Company’s investment in RTC Canada is $25.7 million and is reported in Other Assets on the Consolidated Balance Sheet.

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

16.	UNAUDITED QUARTERLY FINANCIAL DATA:
(In thousands, except per share amounts.)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2019

Revenues	$1,348,317	$1,544,561	$1,599,265	$1,317,704
Gross profit	256,916	269,506	264,768	234,438
Operating income	56,867	61,792	58,323	39,423
Income before income taxes	49,558	54,410	52,210	33,345
Net income	$37,104	$41,621	$39,104	$23,754

Earnings per share:
Basic	$1.01	$1.13	$1.07	$0.65
Diluted	$0.98	$1.10	$1.05	$0.64

2018

Revenues	$1,240,781	$1,348,831	$1,376,136	$1,540,442
Gross profit	226,995	243,377	249,057	258,840
Operating income	32,389	43,426	58,649	68,387
Income before income taxes	28,083	38,932	54,181	61,973
Net income	$21,039	$29,389	$41,665	$46,969

Earnings per share:
Basic	$0.53	$0.75	$1.06	$1.22
Diluted	$0.51	$0.72	$1.03	$1.20

17.	SEGMENTS:

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

The Company accounts for intersegment sales and transfers as if the sales or transfers were to third parties, that is, at current market prices. There were no material intersegment sales during the years ended December 31, 2019, 2018 or 2017.

The following table contains summarized information about reportable segment revenue, segment income or loss from continuing operations and segment assets for the periods ended December 31, 2019, 2018 and 2017 (in thousands):

	Truck	All
	Segment	Other	Totals
2019
Revenues from external customers	$5,794,155	$15,692	$5,809,847
Interest income	1,680	–	1,680
Interest expense	30,201	286	30,487
Depreciation and amortization	55,036	336	55,372
Segment operating income (loss)	216,691	(286)	216,405
Segment income from continuing operations before taxes	188,122	1,401	189,523
Segment assets	3,369,517	37,812	3,407,329
Goodwill	289,582	2,560	292,142
Expenditures for segment assets	292,980	513	293,493

2018
Revenues from external customers	$5,488,787	$17,403	$5,506,190
Interest income	1,376	–	1,376
Interest expense	20,850	208	21,058
Depreciation and amortization	70,170	319	70,489
Segment operating income	202,725	126	202,851
Segment income (loss) from continuing operations before taxes	183,251	(82)	183,169
Segment assets	3,166,174	35,176	3,201,350
Goodwill	288,831	2,560	291,391
Expenditures for segment assets	238,229	31	238,260

2017
Revenues from external customers	$4,698,035	$15,847	$4,713,882
Interest income	891	–	891
Interest expense	13,024	177	13,201
Depreciation and amortization	49,634	435	50,069
Segment operating income (loss)	149,338	(629)	148,709
Segment income (loss) from continuing operations before taxes	137,205	(806)	136,399
Segment assets	2,855,001	35,138	2,890,139
Goodwill	288,831	2,560	291,391
Expenditures for segment assets	209,852	65	209,917

18.	RELATED PARTY TRANSACTIONS:

The Company had entered into a loan and security agreement with CCTTS, a related party. The fifth amendment to the loan and security agreement provided for advances up to $17.0 million to finance commercial vehicle inventory and bore interest at the three month LIBOR rate plus 4.0%. Principal amounts advanced under the loan agreement were due when the related commercial vehicle inventory was sold by CCTTS and the interest was payable monthly. The Company and its joint venture partner sold substantially all of the assets of CCTTS on October 31, 2019. The Company did not have a receivable from CCTTS under the loan agreement as of December 31, 2019, and had a $12.9 million receivable as of December 31, 2018.

19.	REVENUE:

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

The following table summarizes the Company’s disaggregated revenue by revenue source for the years ended December 31, 2019 and December 31, 2018 (in thousands):

	Year Ended December 31, 2019	Year Ended December 31, 2018
Commercial vehicle sales revenue	$3,757,584	$3,558,637
Parts revenue	993,288	937,241
Commercial vehicle repair service revenue	769,222	732,811
Finance revenue	14,618	10,795
Insurance revenue	9,825	9,740
Other revenue	17,761	18,728
Total	$5,562,298	$5,267,952

All of the Company's performance obligations and associated revenues are generally transferred to customers at a point in time. The Company does not have any material contract assets or contract liabilities on the Balance Sheet as of December 31, 2019. Revenues related to commercial vehicle sales, parts sales, commercial vehicle repair service, finance and the majority of other revenues are related to the Truck Segment.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, the Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures were effective as of December 31, 2019, to ensure that information required to be disclosed in its reports filed or submitted under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2019, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

As of December 31, 2019, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control – Integrated Framework,” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission (2013 Framework). Based on the assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2019, based on those criteria.

Ernst & Young LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this annual report on Form 10-K, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019. The report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019, is included in this Item 9A under the heading “Attestation Report of Independent Registered Public Accounting Firm.”

Report of Independent Registered Public Accounting Firm

The Shareholders and Board of Directors of Rush Enterprises, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Rush Enterprises, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Rush Enterprises, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and our report dated February 26, 2020, expressed an unqualified opinion thereon.

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

February 26, 2020

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information called for by Item 10 of Form 10-K is incorporated herein by reference to such information included in the Company’s Proxy Statement for the 2020 Annual Meeting of Shareholders.

Item 11.  Executive Compensation

The information called for by Item 11 of Form 10-K is incorporated herein by reference to such information included in the Company’s Proxy Statement for the 2020 Annual Meeting of Shareholders.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information called for by Item 12 of Form 10-K, other than the equity compensation plan information set forth below, is incorporated herein by reference to such information included in the Company’s Proxy Statement for the 2020 Annual Meeting of Shareholders.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information called for by Item 13 of Form 10-K is incorporated herein by reference to such information included in the Company’s Proxy Statement for the 2020 Annual Meeting of Shareholders.

Item 14.  Principal Accountant Fees and Services

The information called for by Item 14 of Form 10-K is incorporated herein by reference to such information included in the Company’s Proxy Statement for the 2020 Annual Meeting of Shareholders.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)(1) Financial Statements

Included in Item 8 of Part II of this annual report on Form 10-K are the following:

Report of Independent Registered Public Accounting Firm;

Consolidated Balance Sheets as of December 31, 2019, and 2018;

Consolidated Statements of Income for the years ended December 31, 2019, 2018, and 2017;

Consolidated Statements of Comprehensive Income for the years ended December 31, 2019, 2018, and 2017;

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2019, 2018, and 2017;

Consolidated Statements of Cash Flows for the years ended December 31, 2019, 2018, and 2017; and

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

4.3*	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934

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

10.10+	Form of Rush Enterprises, Inc. Amended and Restated 2007 Long-Term Incentive Plan Stock Option Agreement (incorporated herein by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K (File No. 000-20797) filed March 8, 2019)

10.11+	Form of Rush Enterprises, Inc. Amended and Restated 2007 Long-Term Incentive Plan Restricted Stock Award Agreement (incorporated herein by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K (File No. 000-20797) filed March 8, 2019)

10.12+	Rush Enterprises, Inc. Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 000-20797) filed November 12, 2010)

10.13+	Form of Indemnity Agreement (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 000-20797) filed January 7, 2015)

10.14+

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

10.19	First Amendment to Credit Agreement, dated as of April 25, 2019 by and among the Company, the Lenders signatory thereto and BMO Harris Bank N.A. as Administrative Agent (incorporated herein by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K (File No. 000-20797) filed May 1, 2019)

10.20

Security Agreement, dated as of March 21, 2017, made by the Company in favor of BMO Harris Bank N.A., as Administrative Agent incorporated herein by reference to Exhibit 10.2 of the Company's Form 8-K (File No. 000-20797) filed March 27, 2017)

10.21

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

10.22

Fourth Amended and Restated Credit Agreement, dated as of April 25, 2019 by and among the Company, the Lenders signatory thereto and BMO Harris Bank N.A., as Administrative Agent and Collateral Agent (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 000-20797) filed May 1, 2019)

10.23	First Amendment to Fourth Amended and Restated Credit Agreement, dated as of June 28, 2019, by and among the Company, the Lenders signatory thereto and BMO Harris Bank N.A., as Administrative Agent and Collateral Agent. (incorporated herein by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (File No. 000-20797) filed August 9, 2019)

10.24	Guaranty Agreement, dated as of April 25, 2019 between Rush and the Bank of Montreal (incorporated herein by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K (File No. 000-20797) filed May 1, 2019)

21.1*	Subsidiaries of the Company

23.1*	Consent of Ernst & Young LLP

31.1*	Certification of President and Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1++	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2++	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101)

*	Filed herewith.
+	Management contract or compensatory plan or arrangement.
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

RUSH ENTERPRISES, INC.

By: /s/ W. M.”RUSTY” RUSH	Date: February 26, 2020
W. M. “Rusty” Rush
President, Chief Executive Officer and
Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated:

Signature	Capacity	Date

/s/ W. M. “RUSTY” RUSH	President, Chief Executive Officer and	February 26, 2020
W. M. “Rusty” Rush	Chairman of the Board
(Principal Executive Officer)

/s/ STEVEN L. KELLER	Chief Financial Officer and Treasurer	February 26, 2020
Steven L. Keller	(Principal Financial and Accounting Officer)

/s/ THOMAS A. AKIN	Director	February 26, 2020
Thomas A. Akin

/s/ JAMES C. UNDERWOOD	Director	February 26, 2020
James C. Underwood

/s/ RAYMOND J. CHESS	Director	February 26, 2020
Raymond J. Chess

/s/ DR. KENNON GUGLIELMO	Director	February 26, 2020
Dr. Kennon Guglielmo

/s/ WILLIAM H. CARY	Director	February 26, 2020
William H. Cary

/s/ ELAINE MENDOZA	Director	February 26, 2020
Elaine Mendoza