Form 10-Q
period 2020-03-31
RUSH ENTERPRISES INC \TX\
filed 2020-05-11
CIK 1012019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Yes ☐          No ☑

Indicated below is the number of shares outstanding of each of the issuer’s classes of common stock, as of May 1, 2020.

Number of Shares
Class	Outstanding
Class A Common Stock, $.01 Par Value	27,550,553
Class B Common Stock, $.01 Par Value	8,410,440

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, $0.01 par value	RUSHA	NASDAQ Global Select Market
Class B Common Stock, $0.01 par value	RUSHB	NASDAQ Global Select Market

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Shares and Per Share Amounts)

	March 31,	December 31,
	2020	2019
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$137,540	$181,620
Accounts receivable (less allowances for credit losses of $1,679 and $1,424, respectively)	214,597	183,704
Inventories, net	1,190,319	1,326,080
Prepaid expenses and other	14,726	20,728
Assets held for sale	419	419
Total current assets	1,557,601	1,712,551
Property and equipment, net	1,276,055	1,279,931
Operating lease right-of-use assets, net	55,994	57,197
Goodwill, net	292,142	292,142
Other assets, net	60,866	65,508
Total assets	$3,242,658	$3,407,329

Liabilities and shareholders’ equity
Current liabilities:
Floor plan notes payable	$888,680	$996,336
Current maturities of long-term debt	183,727	189,265
Current maturities of finance lease obligations	23,339	22,892
Current maturities of operating lease obligations	10,141	10,114
Trade accounts payable	122,830	133,697
Customer deposits	25,994	42,695
Accrued expenses	97,133	112,390
Total current liabilities	1,351,844	1,507,389
Long-term debt, net of current maturities	426,727	438,413
Finance lease obligations, net of current maturities	75,300	69,478
Operating lease obligations, net of current maturities	46,357	47,555
Other long-term liabilities	19,817	20,704
Deferred income taxes, net	157,137	164,297
Shareholders’ equity:
Preferred stock, par value $.01 per share; 1,000,000 shares authorized; 0 shares outstanding in 2020 and 2019	–	–
Common stock, par value $.01 per share; 60,000,000 Class A shares and 20,000,000 Class B shares authorized; 27,532,890 Class A shares and 8,410,440 Class B shares outstanding in 2020; and 27,953,648 Class A shares and 8,240,486 Class B shares outstanding in 2019	469	465
Additional paid-in capital	406,725	397,267
Treasury stock, at cost: 5,610,906 Class A shares and 5,360,832 Class B shares in 2020 and 5,055,783 Class A shares and 5,306,341 Class B shares in 2019	(324,031)	(304,129)
Retained earnings	1,083,906	1,065,553
Accumulated other comprehensive income	(1,593)	337
Total shareholders’ equity	1,165,476	1,159,493
Total liabilities and shareholders’ equity	$3,242,658	$3,407,329

The accompanying notes are an integral part of these consolidated financial statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(In Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended March 31,
	2020	2019

Revenues
New and used commercial vehicle sales	$789,554	$838,283
Parts and service sales	427,978	438,354
Lease and rental	60,781	59,433
Finance and insurance	4,467	6,610
Other	3,883	5,637
Total revenue	1,286,663	1,348,317
Cost of products sold
New and used commercial vehicle sales	728,539	768,417
Parts and service sales	271,415	273,189
Lease and rental	52,208	49,795
Total cost of products sold	1,052,162	1,091,401
Gross profit	234,501	256,916
Selling, general and administrative expense	185,074	187,181
Depreciation and amortization expense	14,330	12,925
Gain on sale of assets	100	57
Operating income	35,197	56,867
Other income	1	−
Equity in earnings of unconsolidated entities	1,240	49
Interest expense, net	4,769	7,358
Income before taxes	31,669	49,558
Income tax provision	8,562	12,454
Net income	$23,107	$37,104

Earnings per common share:
Basic	$0.63	$1.01
Diluted	$0.62	$0.98

Weighted average shares outstanding:
Basic	36,485	36,817
Diluted	37,326	37,834

Dividends declared per common share	$0.13	$0.12

Comprehensive income	$21,177	$37,488

The accompanying notes are an integral part of these consolidated financial statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In Thousands)

(Unaudited)

	Common Stock						Accumulated
	Shares Outstanding		$0.01 Par	Additional Paid-In	Treasury	Retained	Other Comprehensive
	Class A	Class B	Value	Capital	Stock	Earnings	Income	Total

Balance, December 31, 2019	27,954	8,240	$465	$397,267	$(304,129)	$1,065,553	$337	$1,159,493

Stock options exercised and stock awards	73	–	1	1,421	–	–	–	1,422
Stock-based compensation related to stock options, restricted shares and employee stock purchase plan	–	–	–	8,553	–	–	–	8,553
Vesting of restricted share awards	–	224	2	(2,416)	–	–	–	(2,414)
Issuance of common stock under employee stock purchase plan	61	–	1	1,900	–	–	–	1,901
Common stock repurchases	(555)	(54)	–	–	(19,902)	–	–	(19,902)
Dividend Class A common stock	–	–	–	–	–	(3,646)	–	(3,646)
Dividend Class B common stock	–	–	–	–	–	(1,108)	–	(1,108)
Other comprehensive income	–	–	–	–	–	–	(1,930)	(1,930)
Net income	–	–	–	–	–	23,107	–	23,107

Balance, March 31, 2020	27,533	8,410	$469	$406,725	$(324,031)	$1,083,906	$(1,593)	$1,165,476

	Common Stock						Accumulated
	Shares Outstanding		$0.01 Par	Additional Paid-In	Treasury	Retained	Other Comprehensive
	Class A	Class B	Value	Capital	Stock	Earnings	Income	Total

Balance, December 31, 2018	28,710	8,290	$458	$370,025	$(245,842)	$942,287	$–	$1,066,928

Stock options exercised and stock awards	59	–	1	1,230	–	–	–	1,231
Stock-based compensation related to stock options, restricted shares and employee stock purchase plan	–	–	–	8,836	–	–	–	8,836
Vesting of restricted share awards	–	226	2	(2,317)	–	–	–	(2,315)
Issuance of common stock under employee stock purchase plan	57	–	1	1,680	–	–	–	1,681
Common stock repurchases	(639)	(53)	–	–	(26,048)	–	–	(26,048)
Dividend Class A common stock	–	–	–	–	–	(3,389)	–	(3,389)
Dividend Class B common stock	–	–	–	–	–	(991)	–	(991)
Other comprehensive income	–	–	–	–	–	–	384	384
Net income	–	–	–	–	–	37,104	–	37,104

Balance, March 31, 2019	28,187	8,463	$462	$379,454	$(271,890)	$975,011	$384	$1,083,421

The accompanying notes are an integral part of these consolidated financial statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2020	2019
Cash flows from operating activities:
Net income	$23,107	$37,104
Adjustments to reconcile net income to net cash provided by operating activities-
Depreciation and amortization	45,192	41,764
Gain on sale of property and equipment, net	(100)	(57)
Stock-based compensation expense related to employee stock options and employee stock purchases	8,553	8,836
Provision for deferred income tax expense	(7,160)	150
Change in accounts receivable, net	(30,893)	(10,214)
Change in inventories	153,569	(106,323)
Change in prepaid expenses and other, net	6,002	(934)
Change in trade accounts payable	(11,673)	19,788
(Payments) draws on floor plan notes payable – trade, net	(15,077)	3,140
Change in customer deposits	(16,701)	(11,745)
Change in accrued expenses	(15,257)	(21,233)
Other, net	(747)	469
Net cash (used in) provided by operating activities	138,815	(39,255)

Cash flows from investing activities:
Acquisition of property and equipment	(49,489)	(59,853)
Proceeds from the sale of property and equipment	172	168
Business acquisitions	−	(7,936)
Purchase of equity method investment and call option	−	(22,567)
Other	1,984	948
Net cash used in investing activities	(47,333)	(89,240)

Cash flows from financing activities:
(Payments) draws on floor plan notes payable – non-trade, net	(92,579)	85,314
Proceeds from long-term debt	28,226	37,858
Proceeds from line of credit	−	75,000
Principal payments on long-term debt	(45,450)	(43,024)
Principal payments on finance lease obligations	(2,012)	(2,408)
Proceeds from issuance of shares relating to employee stock options and employee stock purchases	909	597
Payments of cash dividends	(4,754)	(4,380)
Common stock repurchased	(19,902)	(25,616)
Net cash provided by (used in) financing activities	(135,562)	123,341
Net decrease in cash and cash equivalents	(44,080)	(5,154)
Cash and cash equivalents, beginning of period	181,620	131,726

Cash and cash equivalents, end of period	$137,540	$126,572

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$12,556	$13,612
Income taxes paid (refunded), net	$(2)	$6,589
Noncash investing and financing activities:
Assets acquired under finance leases	$12,673	$5,750

The accompanying notes are an integral part of these consolidated financial statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1 – Principles of Consolidation and Basis of Presentation

The interim consolidated financial statements included herein have been prepared by Rush Enterprises, Inc. and its subsidiaries (collectively referred to as the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). All adjustments have been made to the accompanying interim consolidated financial statements, which, in the opinion of the Company’s management, are necessary for a fair presentation of its operating results. All adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is recommended that these interim consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. Results of operations for interim periods are not necessarily indicative of results that may be expected for any other interim periods or the full fiscal year.

Adoption of New Accounting Pronouncements

Accounting Standards Update ("ASU") No. 2016-13, “Financial Instruments - Credit Losses (“Topic 326”): Measurement of Credit Losses on Financial Instruments,” was issued in June 2016. Under Topic 326, existing guidance on reporting credit losses for trade and other receivables, held-to-maturity debt securities, and other instruments have been replaced with a new forward-looking "expected loss" model that has resulted in the earlier recognition of allowances for losses. Under Topic 326, the Company is required to use a current expected credit loss (“CECL”) model that immediately recognizes an estimate of credit losses that are expected to occur over the life of the financial instruments that are in the scope of the update. The CECL model uses a broader range of reasonable and supportable information in the development of credit loss estimates. The Company adopted Topic 326 during the quarter ended March 31, 2020, and the new standard did not result in a material impact on its consolidated financial statements. For a complete discussion of accounting for credit losses, see Note 13 – Accounts Receivable and Allowance for Credit Losses of the Notes to Consolidated Financial Statements.

COVID-19 Risks and Uncertainties

In March 2020, the World Health Organization declared the disease caused by the novel strain of coronavirus (“COVID-19”) a global pandemic, and the President of the United States declared the COVID-19 outbreak a national emergency. The Company’s nationwide network of commercial vehicle dealerships are classified as “essential businesses” and have remained operational across the Company’s dealership network. The Company is monitoring the COVID-19 pandemic, and although operations were not materially affected as of the quarter ended March 31, 2020, the Company is unable to predict the impact that the COVID-19 pandemic will have on its future business and operating results due to numerous uncertainties, including the duration and severity of the outbreak.

2 – Other Assets

ERP Platform

The total capitalized costs of the Company’s SAP enterprise resource planning software platform (“the ERP Platform”) of $8.4 million are recorded on the Consolidated Balance Sheet in Other Assets. Amortization expense relating to the ERP Platform, which is recognized in depreciation and amortization expense in the Consolidated Statements of Income and Comprehensive Income, was $0.5 million for the three months ended March 31, 2020 and $0.5 million for the three months ended March 31, 2019. The Company estimates that amortization expense relating to the ERP Platform will be approximately $1.5 million for the next year and $1.2 million for each of the next four years.

Franchise Rights

The Company’s only significant identifiable intangible assets, other than goodwill, are rights under franchise agreements with manufacturers. The fair value of the franchise right is determined at the acquisition date by discounting the projected cash flows specific to each acquisition. The carrying value of the Company’s manufacturer franchise rights was $7.0 million as of  March 31, 2020 and December 31, 2019, and is included in Other Assets on the accompanying Consolidated Balance Sheet. The Company has determined that manufacturer franchise rights have an indefinite life, as there are no economic or other factors that limit their useful lives and they are expected to generate cash flows indefinitely due to the historically long lives of the manufacturers’ brand names. Furthermore, to the extent that any agreements evidencing manufacturer franchise rights have expiration dates, the Company expects that it will be able to renew those agreements in the ordinary course of business. Accordingly, the Company does not amortize manufacturer franchise rights.

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

Equity Method Investment and Call Option

On February 25, 2019, the Company acquired 50% of the equity interest in Rush Truck Centres of Canada Limited (“RTC Canada”), which acquired the operating assets of Tallman Group, the largest International Truck dealer in Canada. The Company was also granted a call option in the purchase agreement that provides the Company with the right to acquire the remaining 50% equity interest in RTC Canada until the close of business on February 25, 2024. The value of the Company’s call option was $3.6 million as of March 31, 2020, and is reported in Other Assets on the Consolidated Balance Sheet.

On April 25, 2019, the Company entered into a Guaranty Agreement (“Guaranty”) with Bank of Montreal (“BMO”), pursuant to which the Company agreed to guaranty up to CAD250 million (the “Guaranty Cap”) of certain credit facilities entered into by and between Tallman Truck Centre Limited (“TTCL”) and BMO. The Company owned a 50% equity interest in TTCL, which was the sole owner of RTC Canada. Later in 2019, RTC Canada and TTCL were amalgamated into RTC Canada. Interest, fees and expenses incurred by BMO to enforce its rights with respect to the guaranteed obligations and its rights against the Company under the Guaranty are not subject to the Guaranty Cap. In exchange for the Guaranty, RTC Canada is receiving a reduced rate of interest on its credit facilities with BMO. The Guaranty was valued at $4.7 million as of March 31, 2020 and December 31, 2019 and is included in the investment in RTC Canada. As of March 31, 2020, the Company’s investment in RTC Canada is $24.4 million. The Company’s equity income in RTC Canada is included in Other income on the Consolidated Statements of Income.

3 – Goodwill

The Company applies a fair value-based impairment test to the carrying value of goodwill on an annual basis in the fourth quarter, and if certain events or circumstances indicate that an impairment loss may have been incurred, on an interim basis. Due to the COVID-19 pandemic, the Company quantitatively assessed whether it was more likely than not that goodwill was impaired as of March 31, 2020. The Company reviewed its previous estimates and assumptions based on its current projections that are subject to various risks and uncertainties, including estimated revenues, expenses and cash flows, in addition to the duration of the COVID-19 pandemic. Based on the Company’s interim impairment assessment as of March 31, 2020, it has determined that its goodwill is not impaired. However, the Company is unable to predict how long its business will be affected by the COVID-19 pandemic, what additional measures may be introduced by governments or what effect any such additional measures may have on its business.

4 – Commitments and Contingencies

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

5 – Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2020	2019
Numerator:
Numerator for basic and diluted earnings per share –
Net income available to common shareholders	$23,107	$37,104
Denominator:
Denominator for basic earnings per share – weighted average shares outstanding	36,485	36,817
Effect of dilutive securities–
Employee and director stock options and restricted share awards	841	1,017
Denominator for diluted earnings per share – adjusted weighted average shares outstanding and assumed conversions	37,326	37,834
Basic earnings per common share	$0.63	$1.01
Diluted earnings per common share and common share equivalents	$0.62	$0.98

Options to purchase shares of common stock that were outstanding for the three months ended March 31, 2020 and 2019 that were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive are as follows (in thousands):

	March 31, 2020	March 31, 2019
Weighted average anti-dilutive options	1,194	974

6 – Stock Options and Restricted Stock Awards

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

Stock-based compensation expense, calculated using the Black-Scholes option-pricing model for employee stock options and included in selling, general and administrative expense, was $8.6 million for the three months ended March 31, 2020, and $8.8 million for the three months ended March 31, 2019.

As of March 31, 2020, the Company had $11.0 million of unrecognized compensation cost related to non-vested employee stock options to be recognized over a weighted-average period of 2.5 years and $13.4 million of unrecognized compensation cost related to non-vested restricted stock units and restricted stock awards to be recognized over a weighted-average period of 1.6 years.

7 – Financial Instruments and Fair Value

The Company measures certain financial assets and liabilities at fair value on a recurring basis. Financial instruments consist primarily of cash, accounts receivable, accounts payable and floor plan notes payable. The carrying values of the Company’s financial instruments approximate fair value due either to their short-term nature or existence of variable interest rates, which approximate market rates. Certain methods and assumptions were used by the Company in estimating the fair value of financial instruments at March 31, 2020, and December 31, 2019. The carrying value of current assets and current liabilities approximates the fair value due to the short maturity of these items.

The fair value of the Company’s long-term debt is based on secondary market indicators. Because the Company’s debt is not quoted, estimates are based on each obligation’s characteristics, including remaining maturities, interest rate, credit rating, collateral and liquidity. Accordingly, the Company concluded that the valuation measurement inputs of its long-term debt represent, at its lowest level, current market interest rates available to the Company for similar debt and the Company’s current credit standing. The carrying amount of such debt approximates fair value.

8 – Segment Information

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

The following table contains summarized information about reportable segment revenues, segment income or loss from continuing operations and segment assets for the periods ended March 31, 2020 and 2019 (in thousands):

	Truck Segment	All Other	Totals

As of and for the three months ended March 31, 2020
Revenues from external customers	$1,283,379	$3,284	$1,286,663
Segment operating income (loss)	35,451	(254)	35,197
Segment income (loss) before taxes	31,993	(324)	31,669
Segment assets	3,203,704	38,954	3,242,658

As of and for the three months ended March 31, 2019
Revenues from external customers	$1,344,449	$3,868	$1,348,317
Segment operating income	56,742	125	56,867
Segment income before taxes	49,505	53	49,558
Segment assets	3,384,441	37,585	3,422,026

9 – Income Taxes

The Company had unrecognized income tax benefits totaling $3.0 million as a component of accrued liabilities as of March 31, 2020 and December 31, 2019, the total of which, if recognized, would impact the Company’s effective tax rate. An unfavorable settlement may require a charge to income tax expense and a favorable resolution would be recognized as a reduction to income tax expense. The Company recognizes interest accrued related to unrecognized tax benefits in income tax expense. The Company had approximately $144,000 accrued for the payment of interest as of March 31, 2020 and December 31, 2019. No amounts were accrued for penalties.

The Company does not anticipate a significant change in the amount of unrecognized tax benefits in the next 12 months. As of March 31, 2020, the tax years ended December 31, 2016 through 2019 remained subject to audit by federal tax authorities, and the tax years ended December 31, 2015 through 2019 remained subject to audit by state tax authorities.

Coronavirus Aid, Relief, and Economic Security Act (the CARES Act)

In response to the COVID-19 pandemic, on March 27, 2020, President Donald Trump signed into law the CARES Act. The Company evaluated the provisions of the CARES Act as of March 31, 2020, with no material effect on the financial statements. Certain tax provisions may result in deferral of payment of certain taxes.

10 – Revenue

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

The following table summarizes the Company’s disaggregated revenue by revenue source for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Commercial vehicle sales revenue	$789,554	$838,283
Parts revenue	236,597	247,317
Commercial vehicle repair service revenue	191,381	191,037
Finance revenue	2,355	4,095
Insurance revenue	2,112	2,515
Other revenue	3,883	5,637
Total	$1,225,882	$1,288,884

All of the Company's performance obligations and associated revenues are generally transferred to customers at a point in time. The Company does not have any material contract assets or contract liabilities on the balance sheet as of March 31, 2020. Revenues related to commercial vehicle sales, parts sales, commercial vehicle repair service, finance and the majority of other revenues are related to the Truck Segment.

11 – Leases

Lease of Vehicles as Lessor

The Company leases commercial vehicles that the Company owns to customers primarily over periods of one to ten years. The Company does not separate lease and nonlease components. Nonlease components typically consist of maintenance and licensing for the commercial vehicle. The variable nonlease components are generally based on mileage. Some leases contain an option for the lessee to purchase the commercial vehicle.

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

Sales-type leases are recognized by the Company as lease receivables. The lessee obtains control of the underlying asset and the Company recognizes sales revenue upon lease commencement. The receivable for sales-type leases as of March 31, 2020, in the amount of $5.2 million and as of December 31, 2019, in the amount of $5.6 million is reflected in Other Assets on the Consolidated Balance Sheet.

Rental income during the three months ended March 31, 2020 and March 31, 2019 consisted of the following (in thousands):

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Minimum rental payments	$53,172	$51,743
Nonlease payments	7,609	7,690
Total	$60,781	$59,433

12 – Accumulated Other Comprehensive Income

The following table shows the components of accumulated other comprehensive loss (in thousands):

Balance as of December 31, 2019	$337
Foreign currency translation adjustment	(1,930)
Balance as of March 31, 2020	$(1,593)

The equity method investment in RTC Canada was valued using the exchange rate of one US Dollar equals 1.4191 Canadian dollars as of March 31, 2020. The adjustment is reflected in Other Assets on the Consolidated Balance Sheet.

13 – Accounts Receivable and Allowance for Credit Losses

The Company adopted Topic 326 on January 1, 2020. The Company did not recognize an adjustment to the beginning balance of retained earnings because the new accounting standard did not have a material impact on its consolidated financial statements. The Company establishes an allowance for credit losses to present the net amount of accounts receivable expected to be collected. Under Topic 326, the Company is required to remeasure expected credit losses for financial instruments held on the reporting date based on historical experience, current conditions and reasonable forecasts.

Accounts receivable consists primarily of commercial vehicle sales, manufacturers’ receivables, leasing and parts and service receivables and other trade receivables. The Company maintains an allowance for credit losses based on probability of default, historical rate losses, aging and economic conditions. The Company’s assessment of future losses in the first quarter of 2020 considered the impact of the COVID-19 pandemic on forecasted economic trends. The Company writes off account balances when it has exhausted reasonable collection efforts and determined that the likelihood of collection is remote. These write-offs are charged against the allowance for credit losses.

The following table summarizes the changes in the allowance for credit losses (in thousands):

	Balance December 31, 2019	Current Period Provision	Write offs Against Allowance, net of Recoveries	Balance March 31, 2020

Commercial vehicle receivables	$11	$171	$(11)	$171
Manufacturers’ receivables	410	270	(443)	237
Leasing, Parts and Service receivables	989	864	(641)	1,212
Other receivables	14	47	(2)	59
Total	$1,424	$1,352	$(1,097)	$1,679

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements contained in this Form 10-Q (or otherwise made by the Company or on the Company’s behalf from time to time in other reports, filings with the Securities and Exchange Commission (“SEC”), news releases, conferences, website postings or otherwise) that are not statements of historical fact constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Exchange Act of 1934, as amended (the “Exchange Act”), notwithstanding that such statements are not specifically identified. Forward-looking statements include statements about the Company’s financial position, business strategy and plans and objectives of management of the Company for future operations, as well as statements regarding the effects COVID-19 may have on our business and financial results. These forward-looking statements reflect the best judgments of the Company about the future events and trends based on the beliefs of the Company’s management as well as assumptions made by and information currently available to the Company’s management. Use of the words “may,” “should,” “continue,” “plan,” “potential,” “anticipate,” “believe,” “estimate,” “expect” and “intend” and words or phrases of similar import, as they relate to the Company or its subsidiaries or Company management, are intended to identify forward-looking statements but are not the exclusive means of identifying such statements. Forward-looking statements reflect our current view of the Company with respect to future events and are subject to risks and uncertainties that could cause actual results to differ materially from those in such statements. Please read Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, as supplemented by Item 1A. Risk Factors within this Quarterly Report on Form 10-Q, for a discussion of certain of those risks. Other unknown or unpredictable factors could also have a material adverse effect on future results. Although the Company believes that its expectations are reasonable as of the date of this Form 10-Q, it can give no assurance that such expectations will prove to be correct. The Company does not intend to update or revise any forward-looking statements unless securities laws require it to do so, and the Company undertakes no obligation to publicly release any revisions to forward-looking statements, whether because of new information, future events or otherwise.

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

The COVID-19 Pandemic and Its Impact on Our Business

Rush Truck Centers are classified as “essential businesses” and have remained operational across the Company’s dealership network since the beginning of the COVID-19 pandemic, although though some hours of operation have been modified and in-person truck sales have been curtailed. Though the effects of the COVID-19 pandemic on our revenues were limited in the first quarter of 2020, we expect that the negative impact on our revenues, and business in general, will be substantial for the foreseeable future.

We are monitoring and complying with CDC guidelines for limiting the spread of COVID-19 and complying with all applicable federal, state and local executive orders. We also provided employees who are unable to work as a direct result of COVID-19 with up to two weeks of additional sick leave. In accordance with CDC guidelines, we have mandated that all employees stay at least 6 feet away from each other and our customers. In addition, we are requiring employees throughout the Company to wear facemasks when required to do so by applicable orders or whenever they cannot maintain safe social distancing from customers or other employees, and we are cleaning and disinfecting our facilities on a regular basis. We are also providing curbside parts pick-up, online parts ordering and web-based vehicle service communication to reduce in-person interactions. Our service teams are minimizing contact with customers and taking extra precautions to keep high-touch areas on customer vehicles clean and disinfected.

Commercial Vehicle Sales

All of the commercial vehicle manufacturers that we represent have currently suspended production of vehicles or have previously suspended production.  Peterbilt suspended global production of trucks and engines from March 24, 2020 until May 4, 2020. Navistar shut down its plant in Ohio from March 23, 2020 until May 11, 2020. Although Navistar also suspended manufacturing operations at its plants in Alabama and Mexico, production resumed at both locations on April 13, 2020. Additionally, Hino, Isuzu and Ford have each suspended manufacturing operations at their respective plants, but Isuzu and Ford are expected to reopen by mid-May 2020 and Hino is expected to reopen June 1, 2020.

Aftermarket Products and Services

With respect to our parts, service and collision center operations (collectively, “Aftermarket Products and Services”), with only a few minor exceptions, our parts supply chain has remained uninterrupted to-date. However, we increased our parts inventories at all our stores to support an estimated extra 30 days of demand in case of any temporary supplier-related warehousing or logistics challenges. We believe that the investments we have made over the years in our aftermarket strategic initiatives will help mitigate the impact of the COVID-19 pandemic on our Aftermarket Products and Service business.

Rental and Leasing Operations

With respect to our rental and leasing operations, we have allowed certain credit-worthy customers that serve industries that have been dramatically impacted by the COVID-19 pandemic to skip up to three months of lease payments and either extend the lease term by three months or increase the remaining payments and keep the same lease term.

Liquidity

As of March 31, 2020, our total net liquidity was approximately $243.2 million, including $137.5 million in cash and $105.7 million available under our various credit agreements, excluding our floor plan credit agreements.  In March 2020, we extended the term of our working capital facility (“the Working Capital Facility”) with BMO Harris Bank N.A. (“BMO Harris”) that includes up to $100.0 million of revolving credit loans available to us for working capital, capital expenditures and other general corporate purposes, to June 2022.  We currently have no outstanding draws on this line of credit. We believe that we are well positioned to navigate the economic and industry challenges that lie ahead as a result of the COVID-19 pandemic.  Notwithstanding the strength of our balance sheet, we are taking steps to conserve cash and reduce expenses. For example, once the magnitude of the COVID-19 pandemic became apparent, we suspended our stock repurchase program.  In addition, W.M. “Rusty” Rush, Chairman, Chief Executive Officer and President of the Company, has reduced his salary by 25 percent, other members of his senior executive team also reduced their salaries by 10 percent, and the members of the Board of Directors voted to reduce the amount of their annual cash retainer by 10 percent. We are currently identifying other potential expense reductions and delaying capital expenditures where appropriate.  For further discussion of our liquidity, see the Liquidity and Capital Resources discussion set forth herein.

Outlook

2020 was already predicted to be a challenging year for the new Class 8 truck market due to excess truck capacity in the market resulting from exceptionally high new Class 8 unit sales volumes in 2018 and 2019. As a result of the COVID-19 pandemic, A.C.T. Research Co., LLC (“A.C.T. Research”), a commercial vehicle industry data and forecasting service provider, is currently forecasting new U.S. Class 8 retail sales to be 127,500 units in 2020, which would represent a 54.7% decrease compared to 2019. We expect that the pandemic will have a significant negative impact on new Class 8 truck sales in the second and third quarters, but it is not clear just how significant the impact will be. Many customers are delaying purchases due to the tremendous uncertainty right now about the economy and the impact of the pandemic. With respect to new U.S. Class 4-7 retail sales, A.C.T. Research is currently forecasting retail sales to be 147,400 units in 2020, which would represent a 44.8% decrease compared to 2019. We also expect that our medium-duty truck sales will be negatively impacted by the pandemic in the second and third quarters, as medium-duty commercial vehicle sales usually track closely to the general economy. We are writing down the values of new and used commercial vehicle in inventory more aggressively than in the past, and we believe our new and used commercial vehicle inventories are appropriately valued for the current market conditions.

With respect to our Aftermarket Products and Services business, many of our customers have significantly reduced their operations due to the COVID-19 pandemic and it remains unknown when the national economy, or society in general, will reopen in any meaningful way. As a result, as we look ahead to the second quarter, we anticipate our aftermarket products and services revenues will be negatively impacted by the pandemic.

Until we have more clarity around the full economic impact of the COVID-19 pandemic, we cannot provide an outlook for the full year 2020, other than to reiterate that we expect that the negative impact on our revenues, and business in general, will be substantial for the foreseeable future. In addition, we are withdrawing all 2020 estimates that were provided in our Annual Report on Form 10-K for the year ended December 31, 2019 with respect to: (i) the number of commercial vehicles we may sell, market share percentages, revenues and gross margins associated therewith; (ii) revenues and gross margins associated with our Aftermarket Products and Services business; and (iii) revenues and gross margins associated with our commercial vehicle rental and leasing business. As soon as we believe we can make reasonable assumptions regarding our business outlook for 2020, we intend to start disclosing the above-described estimates, as we have historically done in the past, in our annual and quarterly reports filed with the SEC. These are unprecedented times, and we are focused on monitoring the impacts of the pandemic on our business and throughout our industry, while taking appropriate action to preserve the financial stability of the Company. We will continue to follow best practices to protect the health of our employees, customers, and the public, while responding to changing customer demand, making adjustments based on our manufacturers’ plant closures and remaining focused on maximizing the strength of our balance sheet to ensure the long-term financial strength of the Company.

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

Due to the COVID-19 pandemic, we reviewed the estimates in our fourth quarter 2019 goodwill model and have updated the projections for 2020 through 2024. Based on the revised projections, it was determined that no impairment of the Truck Segment goodwill is required. While we have concluded that an impairment did not occur during the quarter ended March 31, 2020, the duration and severity of the COVID-19 pandemic could result in future impairment charges for the Truck Segment. A prolonged pandemic could impact the results of operations due to changes to assumptions utilized in the determination of the estimated fair values of the Truck Segment reporting unit. Sales and earnings growth rates could be negatively impacted by reductions or changes in demand for our products.

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

Leases

We lease commercial vehicles and real estate under finance and operating leases. We determine whether an arrangement is a lease at its inception. For leases with terms greater than twelve months, we record a lease asset and liability at the present value of lease payments over the term. Many of our leases include renewal options and termination options that are factored into our determination of lease payments when appropriate.

When available, we use the rate implicit in the lease to discount lease payments to present value; however, most of our leases do not provide a readily determinable implicit rate. Therefore, we must estimate our incremental borrowing rate to discount the lease payments based on information available at lease commencement.

We lease commercial vehicles that we own to customers. Lease and rental revenue is recognized over the period of the related lease or rental agreement. Variable rental revenue is recognized when it is earned.

Allowance for Credit Losses

All trade receivables are reported on the consolidated balance sheet at their cost basis adjusted for any write-offs and net of allowances for credit losses. The Company maintains allowances for credit losses, which represent an estimate of expected losses over the remaining contractual life of its receivables considering current market conditions and estimates for supportable forecasts when appropriate. The estimate is a result of the Company’s ongoing assessments and evaluations of collectability, historical loss experience, and future expectations in estimating credit losses in each of its receivable portfolios (commercial vehicle receivables, manufacturers’ receivables, parts and service and leasing receivables and other trade receivables). For trade receivables, the Company uses probability of default and historical loss experience rates by portfolio and applies them to a related aging analysis while also considering customer and/or economic risk where appropriate. Determination of the proper amount of allowances by portfolio requires management to exercise judgment about the timing, frequency and severity of credit losses that could materially affect the provision for credit losses and, as a result, net earnings. The allowances take into consideration numerous quantitative and qualitative factors that include receivable type, historical loss experience, collection experience, current economic conditions, estimates for supportable forecasts, when appropriate and credit risk characteristics.

Results of Operations

The following discussion and analysis includes our historical results of operations for the three months ended March 31, 2020 and 2019.

The following table sets forth certain financial data as a percentage of total revenues:

	Three Months Ended March 31,
	2020	2019

New and used commercial vehicle sales	61.4%	62.2%
Parts and service sales	33.3	32.5
Lease and rental	4.7	4.4
Finance and insurance	0.3	0.5
Other	0.3	0.4
Total revenues	100.0	100.0
Cost of products sold	81.8	80.9
Gross profit	18.2	19.1
Selling, general and administrative	14.4	13.9
Depreciation and amortization	1.1	1.0
Gain (loss) on sale of assets	0.0	0.0
Operating income	2.7	4.2
Other income	0.0	−
Equity in earnings of unconsolidated entities	0.1	−
Interest expense, net	0.3	0.5
Income before income taxes	2.5	3.7
Provision for income taxes	0.7	1.0
Net income	1.8%	2.7%

The following table sets forth for the periods indicated the percent of gross profit by revenue source:

	Three Months Ended March 31,
	2020	2019
Gross Profit:
New and used commercial vehicle sales	26.0%	27.2%
Parts and service sales	66.8	64.3
Lease and rental	3.7	3.7
Finance and insurance	1.9	2.6
Other	1.6	2.2
Total gross profit	100.0%	100.0%

The following table sets forth the unit sales and revenues for new heavy-duty, new medium-duty, new light-duty and used commercial vehicles and the absorption ratio (revenue in millions):

	Three Months Ended March 31,
	2020	2019	% Change
Vehicle unit sales:
New heavy-duty vehicles	3,078	3,558	-13.5%
New medium-duty vehicles	3,264	2,614	24.9%
New light-duty vehicles	267	539	-50.5%
Total new vehicle unit sales	6,609	6,711	-1.5%

Used vehicles	1,558	1,840	-15.3%

Vehicle revenues:
New heavy-duty vehicles	$470.8	$530.9	-11.3%
New medium-duty vehicles	244.0	199.7	22.2%
New light-duty vehicles	11.5	22.0	-47.7%
Total new vehicle revenue	$726.3	$752.6	-3.5%

Used vehicle revenue	$59.7	$83.0	-28.1%

Other vehicle revenues:(1)	$3.6	$2.7	33.3%

Dealership absorption ratio:	114.3%	121.5%	-5.9%
(1) Includes sales of truck bodies, trailers and other new equipment.

Key Performance Indicator

Absorption Ratio

Management uses several performance metrics to evaluate the performance of our commercial vehicle dealerships and considers Rush Truck Centers’ “absorption ratio” to be of critical importance. Absorption ratio is calculated by dividing the gross profit from the Aftermarket Products and Services departments by the overhead expenses of all of a dealership’s departments, except for the selling expenses of the new and used commercial vehicle departments and carrying costs of new and used commercial vehicle inventory. When 100% absorption is achieved, all of the gross profit from the sale of a commercial vehicle, after sales commissions and inventory carrying costs, directly impacts operating profit. Our commercial vehicle dealerships achieved a 114.3% absorption ratio for the first quarter of 2020 and a 121.5% absorption ratio for the first quarter of 2019.

Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019

Revenues

Total revenues decreased $61.7 million, or 4.6%, in the first quarter of 2020, compared to the first quarter of 2019.

Our Aftermarket Products and Services revenues decreased $10.4 million, or 2.4%, in the first quarter of 2020, compared to the first quarter of 2019. Our first quarter 2020 results declined slightly compared to 2019, primarily due to overall softness in demand for aftermarket products and services, which is a continuation of results we experienced in the fourth quarter of 2019. The COVID-19 pandemic had a slight negative impact on our Aftermarket Product and Services revenues in the second half of March, but is likely to have a significant negative impact for the remainder of the year.

Revenues from sales of new and used commercial vehicles decreased $48.7 million, or 5.8%, in the first quarter of 2020, compared to the first quarter of 2019. Our new Class 8 truck sales were the result of solid business from customers in the refuse and construction sectors, as well as healthy sales of stock trucks across the country. The COVID-19 pandemic had little impact on our first quarter new Class 8 truck sales results, though this will change going forward. Customers are delaying purchases of new Class 8 trucks due to economic uncertainty. Temporary production suspensions by Peterbilt and Navistar may make it difficult for customers to obtain new Class 8 trucks that are not already in our inventory. Our Class 4 through 7 new commercial vehicle sales results were strong in the first quarter and were minimally impacted by the COVID-19 pandemic, though this will also change going forward. Our strong medium-duty results were primarily driven by solid activity from our grocery and food service customers, as well as strong stock truck sales throughout our dealership network.

We sold 3,078 new Class 8 trucks in the first quarter of 2020, a 13.5% decrease compared to 3,558 new Class 8 trucks in the first quarter of 2019. The decrease in new Class 8 truck sales was primarily the result of an industry-wide slowdown in new Class 8 trucks sales, which began in the fourth quarter of 2019. According to A.C.T. Research, new U. S. Class 8 truck retail sales are estimated to total 127,500 truck units in 2020, a 54.7% decrease compared to 281,440 units sold in 2019.

We sold 3,264 new Class 4 through 7 commercial vehicles, including 216 buses, in the first quarter of 2020, a 24.9% increase compared to 2,614 new medium-duty commercial vehicles, including 160 buses, in the first quarter of 2019. The increase in Class 4 through 7 commercial vehicle sales in the first quarter of 2020 was primarily due to increased sales to our customers in the grocery and food service industries, as well as strong new Class 4 through 7 commercial vehicle sales throughout our dealership network. According to A.C.T. Research, new U. S. Class 4 through 7 commercial vehicle retail sales are estimated to total 147,400 units in 2020, a 44.8% decrease compared to 266,977 units sold in 2019.

We sold 267 new light-duty vehicles in the first quarter of 2020, a 50.5% decrease compared to 539 new light-duty vehicles in the first quarter of 2019.

We sold 1,558 used commercial vehicles in the first quarter of 2020, a 15.3% decrease compared to 1,840 used commercial vehicles in the first quarter of 2019. The decrease in used truck sales in the first quarter of 2020 was primarily due to the significant decline in used truck sales in March, which we attribute to the COVID-19 pandemic.

Commercial vehicle lease and rental revenues increased $1.3 million, or 2.3%, in the first quarter of 2020, compared to the first quarter of 2019.

Finance and insurance revenues decreased $2.1 million, or 32.4%, in the first quarter of 2020, compared to the first quarter of 2019. We expect finance and insurance revenues to fluctuate proportionately with our new and used commercial vehicle sales in 2020. Finance and insurance revenues have limited direct costs and, therefore, contribute a disproportionate share of our operating profits.

Other income decreased $1.8 million, or 31.1%, in the first quarter of 2020, compared to the first quarter of 2019. Other income consists primarily of document fees related to commercial vehicle sales.

Gross Profit

Gross profit decreased $22.4 million, or 8.7%, in the first quarter of 2020, compared to the first quarter of 2019. Gross profit as a percentage of sales decreased to 18.2% in the first quarter of 2020, from 19.1% in the first quarter of 2019. The decrease in gross profit as a percentage of sales is a result of decreased gross margins in our Aftermarket Products and Services operations, commercial vehicle sales and truck lease and rental sales.

Gross margins from our Aftermarket Products and Services operations decreased to 36.6% in the first quarter of 2020, compared to 37.7% in the first quarter of 2019. Gross profit from our Aftermarket Products and Services operations decreased to $156.6 million in the first quarter of 2020, from $165.2 million in the first quarter of 2019. Historically, gross margins on parts sales range from 27% to 28% and gross margins on service and collision center operations range from 67% to 68%. Gross profits from parts sales represented 58.8% of total gross profit for Aftermarket Products and Services operations in the first quarter of 2020 and 60.3% in the first quarter of 2019. Service and collision center operations represented 41.2% of total gross profit for Aftermarket Products and Services operations in the first quarter of 2020 and 39.7% in the first quarter of 2019.

Gross margins on new Class 8 truck sales were 8.9% in the first quarter of 2020 and in the first quarter of 2019.

Gross margins on new Class 4 through 7 commercial vehicle sales increased to 6.1% in the first quarter of 2020, from 5.9% in the first quarter of 2019. This increase is primarily due to the mix of purchasers during the first quarter of 2020.

Gross margins on used commercial vehicle sales decreased to 5.7% in the first quarter of 2020, from 10.6% in the first quarter of 2019. This decrease is primarily due to write-downs of used truck inventory to appropriately value our inventory in the current market.

Gross margins from truck lease and rental sales decreased to 14.1% in the first quarter of 2020, from 16.2% in the first quarter of 2019. This decrease is primarily related to decreased rental fleet utilization. Our policy is to depreciate our lease and rental fleet using a straight-line method over each customer’s contractual lease term. The lease unit is depreciated to a residual value that approximates fair value at the expiration of the lease term. This policy results in us realizing reasonable gross margins while the unit is in service and a corresponding gain or loss on sale when the unit is sold at the end of the lease term.

Finance and insurance revenues and other income, as described above, have limited direct costs and, therefore, contribute a disproportionate share of gross profit.

Selling, General and Administrative Expenses

Selling, General and Administrative (“SG&A”) expenses decreased $2.1 million, or 1.1%, in the first quarter of 2020, compared to the first quarter of 2019. SG&A expenses as a percentage of total revenues increased to 14.4% in the first quarter of 2020, from 13.9% in the first quarter of 2019. Annual SG&A expenses as a percentage of total revenues have ranged from 12.4% to 13.9% over the last five years. In general, when new and used commercial vehicle revenues increase as a percentage of total revenues, SG&A expenses as a percentage of total revenues will be at the lower end of this range. Until we have more clarity around the full economic impact of the COVID-19 pandemic, we are not able to provide any estimates with respect to our expectations regarding SG&A expenses as a percentage of total revenues in 2020.

Depreciation and Amortization Expense

Depreciation and amortization expense increased $1.4 million, or 10.9%, in the first quarter of 2020, compared to the first quarter of 2019. This increase in depreciation expense is a result of dealership construction projects that were completed during 2019 and purchases of computer equipment across our dealerships.

Interest Expense, Net

Net interest expense decreased $2.6 million, or 35.2%, in the first quarter of 2020, compared to the first quarter of 2019. This decrease in interest expense is a result of the decrease in inventory levels in the first quarter of 2020, compared to the first quarter of 2019. We expect net interest expense in 2020 to decrease, but the amount of the decrease will depend on inventory levels, interest rate fluctuations and the amount of cash available to make prepayments on our floor plan arrangements.

Income before Income Taxes

As a result of the factors described above, income from continuing operations before income taxes decreased $17.9 million, or 36.1%, in the first quarter of 2020, compared to the first quarter of 2019.

Income Taxes

Income taxes decreased $3.9 million, or 31.3%, in the first quarter of 2020, compared to the first quarter of 2019. We provided for taxes at a 28.0% effective rate in the first quarter of 2020 and 25.0% in the first quarter of 2019. We expect our effective tax rate to be approximately 26% to 28% of pretax income in 2020.

Liquidity and Capital Resources

Our short-term cash requirements are primarily for working capital, inventory financing, the renovation and expansion of existing facilities and the construction or purchase of new facilities.  Historically, these cash requirements have been met through the retention of profits, borrowings under our floor plan arrangements and bank financings. As of March 31, 2020, we had working capital of approximately $205.8 million, including $137.5 million in cash, available to fund our operations.  We believe that these funds, together with expected cash flows from operations, are sufficient to meet our operating requirements for at least the next twelve months.  From time to time, we utilize our excess cash on hand to pay down our outstanding borrowings under our floor plan credit agreement with BMO Harris (the “Floor Plan Credit Agreement”), and the resulting interest earned is recognized as an offset to our gross interest expense under the Floor Plan Credit Agreement.

We have a secured line of credit that provides for a maximum borrowing of $17.5 million. There were no advances outstanding under this secured line of credit on March 31, 2020, however, $11.8 million was pledged to secure various letters of credit related to self-insurance products, leaving $5.7 million available for future borrowings as of March 31, 2020.

The Working Capital Facility with BMO Harris includes up to $100 million of revolving credit loans available to us for working capital, capital expenditures and other general corporate purposes. The amount of the borrowings under the Working Capital Facility are subject to borrowing base limitations based on the value of our eligible parts inventory and company vehicles. The Working Capital Facility includes a $20 million letter of credit sublimit. Borrowings under the Working Capital Facility bear interest at rates based on LIBOR or the Base Rate (as such terms are defined in the Working Capital Facility), plus an applicable margin determined based on outstanding borrowing under the Working Capital Facility. In addition, we are required to pay a commitment fee on the amount unused under the Working Capital Facility. The Working Capital Facility expires on the earlier of (i) June 30, 2022 and (ii) the date on which all commitments under the Working Capital Facility shall have terminated, whether as a result of the occurrence of the Commitment Termination Date (as defined in the Working Capital Facility) or otherwise. There were no advances outstanding under the Working Capital Facility as of March 31, 2020.

Our long-term real estate debt, floor plan financing agreements and the Working Capital Facility require us to satisfy various financial ratios such as the debt-to-worth ratio, leverage ratio and the fixed charge coverage ratio and certain requirements for tangible net worth and GAAP net worth. As of March 31, 2020, we were in compliance with all debt covenants related to debt secured by real estate, lease and rental units, our floor plan credit agreements and the Working Capital Facility. We do not anticipate any breach of the covenants in the foreseeable future.

Until we have more clarity around the full economic impact of the COVID-19 pandemic, we are not able to provide any estimates regarding the value of commercial vehicles we expect to purchase or lease in 2020 for our leasing operations. However, all such purchases or leases will be financed. We expect to make capital expenditures for recurring items such as computers, shop tools and equipment and vehicles of approximately $30.0 million to $35.0 million during 2020.

During the first quarter of 2020, we paid a cash dividend of $4.7 million. Additionally, on April 21, 2020, our Board of Directors declared a cash dividend of $0.13 per share of Class A and Class B Common Stock, to be paid on June 10, 2020, to all shareholders of record as of May 7, 2020. The total dividend disbursement is estimated at approximately $4.7 million. We expect to continue paying cash dividends on a quarterly basis. However, there is no assurance as to future dividends because the declaration and payment of such dividends is subject to the business judgment of our Board of Directors and will depend on historic and projected earnings, capital requirements, covenant compliance and financial conditions and such other factors as our Board of Directors deem relevant.

On November 26, 2019, our Board of Directors approved a stock repurchase program authorizing management to repurchase, from time to time, up to an aggregate of $100.0 million of our shares of Class A Common Stock and/or Class B Common Stock. As of March 31, 2020, we had repurchased $20.4 million of our shares of common stock under the stock repurchase program. The stock repurchase program has been suspended as a result of the COVID-19 pandemic. If the stock repurchase program resumes at some point in the future, repurchases, if any, will be made at times and in amounts as we deem appropriate and may be made through open market transactions at prevailing market prices, privately negotiated transactions or by other means in accordance with federal securities laws. The actual timing, number and value of repurchases under the stock repurchase program will be determined by management at its discretion and will depend on a number of factors, including market conditions, stock price and other factors, including those related to the ownership requirements of our dealership agreements with Peterbilt.

We anticipate funding the capital expenditures for the improvement and expansion of existing facilities and recurring expenses through our operating cash flows. We have the ability to fund the construction or purchase of new facilities through our operating cash flows or by financing.

We have no other material commitments for capital expenditures as of March 31, 2020. However, we will continue to purchase vehicles for our lease and rental operations and authorize capital expenditures for the improvement or expansion of our existing dealership facilities and construction or purchase of new facilities based on market opportunities.

Cash Flows

Cash and cash equivalents decreased by $44.1 million during the three months ended March 31, 2020, and decreased by $5.2 million during the three months ended March 31, 2019. The major components of these changes are discussed below.

Cash Flows from Operating Activities

Cash flows from operating activities include net income adjusted for non-cash items and the effects of changes in working capital. During the first quarter of 2020, operating activities resulted in net cash provided by operations of $138.8 million. Net cash provided by operating activities primarily consisted of $23.1 million in net income, as well as non-cash adjustments related to depreciation and amortization of $45.2 million and stock-based compensation of $8.6 million. Cash provided by operating activities included an aggregate of $62.1 million net change in operating assets and liabilities. Included in the net change in operating assets and liabilities was primarily cash inflows of $153.6 million from the decrease in inventory and $6.0 million in the decrease in other current assets, which was offset by $30.9 million from the increase in accounts receivable, $26.9 million from the net decrease in accounts payable and accrued liabilities, $16.7 million from the decrease in customer deposits, $7.2 million from the decrease in the provision for deferred income tax expense and $16.7 million from the net decrease in floor plan (trade). The majority of our commercial vehicle inventory is financed through our floor plan credit agreements.

During the first quarter of 2019, operating activities resulted in net cash used in operations of $39.3 million. Net cash used in operating activities primarily consisted of $37.1 million in net income, as well as non-cash adjustments related to depreciation and amortization of $41.8 million and stock-based compensation of $8.8 million. Cash used in operating activities included an aggregate of $127.5 million net change in operating assets and liabilities. Included in the net change in operating assets and liabilities was primarily cash inflows of $3.1 million from the net increase in floor plan (trade) and $19.8 million from the increase in accounts payable, which was offset by $10.2 million from the increase in accounts receivable, $106.3 million from the increase in inventories and $33.0 million from the decrease in customer deposits and accrued liabilities.

In June 2012, we entered into a wholesale financing agreement with Ford Motor Credit Company that provides for the financing of, and is collateralized by, our Ford new vehicle inventory. This wholesale financing agreement bears interest at a rate of Prime plus 150 basis points minus certain incentives and rebates. As of March 31, 2020, the interest rate on the wholesale financing agreement was 4.75% before considering the applicable incentives that we are qualified to receive. As of March 31, 2020, we had an outstanding balance of approximately $99.9 million under the Ford Motor Credit Company wholesale financing agreement.

Cash Flows from Investing Activities

During the first quarter of 2020, cash used in investing activities was $47.3 million. Cash flows used in investing activities consist primarily of cash used for capital expenditures. Capital expenditures of $49.5 million consisted primarily of $15.0 million for purchases of property and equipment and improvements to our existing dealership facilities and $34.5 million for additional units for the rental and leasing operations, which were directly offset by borrowings of long-term debt.

During the first quarter of 2019, cash used in investing activities was $89.2 million. Cash flows used in investing activities consist primarily of cash used for capital expenditures. Capital expenditures of $63.6 million consisted primarily of $24.3 million for purchases of property and equipment and improvements to our existing dealership facilities and $39.3 million for additional units for the rental and leasing operations, which were directly offset by borrowings of long-term debt. Business acquisitions of $7.9 million consisted of the purchase of a Ford dealership in Ceres, California, including the real estate.

Cash Flows from Financing Activities

Cash flows from financing activities include borrowings and repayments of long-term debt and net proceeds of floor plan notes payable, non-trade. During the first quarter of 2020, financing activities used $135.6 million in net cash flow. Cash outflows were primarily related to $92.6 million used for net payments floor plan (non-trade), $47.5 million used for principal repayments of long-term debt and capital lease obligations, $19.9 million used for the repurchase of our common stock and $4.8 million used for the payment of cash dividends. These cash outflows were offset by cash inflows related to borrowings of $28.2 million of long-term debt. The borrowings of long-term debt were related to purchasing units for the rental and leasing operations.

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

Most of our commercial vehicle inventory purchases are made on terms requiring payment to the manufacturer within 15 days or less from the date the commercial vehicles are invoiced from the factory. We finance the majority of all new commercial vehicle inventory and the loan value of our used commercial vehicle inventory under the Floor Plan Credit Agreement. The Floor Plan Credit Agreement includes an aggregate loan commitment of $1.0 billion. Borrowings under the Floor Plan Credit Agreement bear interest at an annual rate equal to (A) the greater of (i) zero and (ii) one month LIBOR rate, determined on the last day of the prior month, plus (B) 1.25% and are payable monthly. Loans under the Floor Plan Credit Agreement for the purchase of used commercial vehicle inventory are limited to $150.0 million and loans for working capital purposes are limited to $200.0 million. The Floor Plan Credit Agreement expires June 30, 2022, although BMO Harris has the right to terminate at any time upon 360 days written notice and we may terminate at any time, subject to specified limited exceptions. On March 31, 2020, we had approximately $693.9 million outstanding under the Floor Plan Credit Agreement. The average daily outstanding borrowings under the Floor Plan Credit Agreement were $769.2 million during the three months ended March 31, 2020. We utilize our excess cash on hand to pay down our outstanding borrowings under the Floor Plan Credit Agreement, and the resulting interest earned is recognized as an offset to our gross interest expense under the Floor Plan Credit Agreement.

Navistar Financial Corporation and Peterbilt offer trade terms that provide an interest-free inventory stocking period for certain new commercial vehicles. This interest-free period is generally 15 to 60 days. If the commercial vehicle is not sold within the interest-free period, we then finance the commercial vehicle under the Floor Plan Credit Agreement.

Backlog

On March 31, 2020, our backlog of commercial vehicle orders was approximately $1,091.4 million, as compared to a backlog of commercial vehicle orders of approximately $2,063.2 million on March 31, 2019. Our backlog is determined quarterly by multiplying the number of new commercial vehicles for each particular type of commercial vehicle ordered by a customer at our Rush Truck Centers by the recent average selling price for that type of commercial vehicle. We include only confirmed orders in our backlog. However, such orders are subject to cancellation. In the event of order cancellation, we have no contractual right to the total revenues reflected in our backlog. The delivery time for a custom-ordered commercial vehicle varies depending on the truck specifications and demand for the particular model ordered. We sell the majority of our new heavy-duty commercial vehicles by customer special order and we sell the majority of our medium- and light-duty commercial vehicles out of inventory. Orders from a number of our major fleet customers are included in our backlog as of March 31, 2020, and we expect to fill the majority of our backlog orders during 2020.

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

We are exposed to market risk through interest rates related to our floor plan financing agreements, the Working Capital Facility, variable rate real estate debt and discount rates related to finance sales. The majority of floor plan debt and variable rate real estate debt is based on LIBOR. As of March 31, 2020, we had floor plan borrowings of approximately $888.7 million and variable interest rate real estate debt of approximately $56.5 million. Assuming an increase or decrease in LIBOR of 100 basis points, annual interest expense could correspondingly increase or decrease by approximately $9.5 million.

ITEM 4. Controls and Procedures.

The Company, under the supervision and with the participation of management, including the Company’s principal executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the principal executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2020 to ensure that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) is accumulated and communicated to Company management, including the principal executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting that occurred during the three months ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. Risk Factors.

We are supplementing the risk factors described under “Item 1A. Risk Factors” in our 2019 Annual Report on Form 10-K with the additional risk factor set forth below, which supplements, and to the extent inconsistent, supersedes such risk factors.

COVID-19 has disrupted, and may continue to disrupt, our business, which could adversely affect our financial performance.

The COVID-19 pandemic has adversely impacted the global economy. Governmental authorities have taken severe countermeasures to slow the spread of COVID-19, including a number of shelter-in-place orders and large-scale restrictions on travel. While our Rush Truck Centers are operational at this time and have been classified as “essential businesses,” the pandemic is a highly fluid and rapidly evolving situation and we cannot anticipate whether we may be forced to close any of our Rush Truck Centers due to potential restrictions imposed by a governmental authority in one of the jurisdictions that we operate or due to a COVID-19 outbreak at one of our Rush Truck Centers that forces us to close such affected dealership. In addition, all of the commercial vehicle manufacturers that we represent have suspended manufacturing operations at certain plants, and some of these suspensions are currently ongoing. We cannot predict with any certainty when such plants will resume operations or whether they could be forced to suspend operations again at some point in the future due to COVID-19.

Although we believe that the COVID-19 pandemic will have a significant negative impact on our business, the magnitude of such impact cannot be predicted at this time due to numerous uncertainties, including the duration of the pandemic and business closures, the effectiveness of actions taken to contain the spread of the disease and other unintended consequences. The impact of the pandemic may include changes in customer demand; our relationship with, and the financial and operational capacities of, vehicle manufacturers, captive finance companies and other suppliers; workforce availability; risks associated with our indebtedness (including available borrowing capacity, compliance with financial covenants and ability to refinance or repay indebtedness on favorable terms); the adequacy of our cash flow and earnings and other conditions which may affect our liquidity; our ability to pay our quarterly dividend at prior levels; and disruptions to our technology network and other critical systems, including our ERP Platform or other facilities or equipment.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

We did not make any unregistered sales of equity securities during the first quarter of 2020.

A summary of the Company’s stock repurchase activity for the first quarter of 2020 is as follows:

Period	Total Number of Shares Purchased (1)(2)(3)	Average Price Paid Per Share (1)		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (3)
January 1 – January 31, 2020	25,596	$45.63	(4)	25,596	$98,323,292
February 1 – February 28, 2020	45,355	42.77	(5)	45,355	96,382,148
March 1 – March 31, 2020	538,663	31.14	(6)	538,663	79,590,063
Total	609,614			609,614

(1)	The calculation of the average price paid per share does not give effect to any fees, commissions or other costs associated with the repurchase of such shares.
(2)	The shares represent Class A and Class B Common Stock repurchased by the Company.
(3)

On December 3, 2019, we announced the approval of a new stock repurchase program authorizing management to repurchase, from time to time, up to an aggregate of $100.0 million of our shares of Class A Common Stock and/or Class B Common Stock. The current stock repurchase program was discontinued by our Board of Directors on March 24, 2020.

(4)	Represents 1,472 shares of Class A Common Stock at an average price paid per share of $43.00 and 24,124 shares of Class B Common Stock at an average price paid per share of $45.79.
(5)	Represents 32,997 shares of Class A Common Stock at an average price paid per share of $42.22 and 12,358 shares of Class B Common Stock at an average price paid per share of $44.24
(6)	Represents 520,654 shares of Class A Common Stock at an average price paid per share of $31.09 and 18,009 shares of Class B Common Stock at an average price paid per share of $32.58.

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
10.1

Second Amendment and Joinder to Credit Agreement, dated as of March 19, 2020 by and among the Company, the Lenders signatory thereto and BMO Harris Bank N.A., as Administrative Agent (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 000-20797) filed March 25, 2020)

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

RUSH ENTERPRISES, INC.

Date: May 11, 2020	By:	/S/ W.M. “RUSTY” RUSH
W.M. “Rusty” Rush
President, Chief Executive Officer and
Chairman of the Board
(Principal Executive Officer)

Date: May 11, 2020		/S/ STEVEN L. KELLER
Steven L. Keller
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)