Form 10-Q
period 2020-06-30
RUSH ENTERPRISES INC \TX\
filed 2020-08-07
CIK 1012019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                                  Yes ☐          No ☑

Indicated below is the number of shares outstanding of each of the issuer’s classes of common stock, as of July 31, 2020.

Number of Shares
Title of Class	Outstanding
Class A Common Stock, $.01 Par Value	27,989,698
Class B Common Stock, $.01 Par Value	8,408,897

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, $0.01 par value	RUSHA	NASDAQ Global Select Market
Class B Common Stock, $0.01 par value	RUSHB	NASDAQ Global Select Market

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

INDEX

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

JUNE 30, 2020 AND DECEMBER 31, 2019

(In Thousands, Except Shares)

	June 30,	December 31,
	2020	2019
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$215,556	$181,620
Accounts receivable (less allowances for credit losses of $1,312 and $1,424, respectively)	162,677	183,704
Inventories, net	1,004,624	1,326,080
Prepaid expenses and other	15,482	20,728
Assets held for sale	–	419
Total current assets	1,398,339	1,712,551
Property and equipment, net	1,251,876	1,279,931
Operating lease right-of-use assets, net	57,266	57,197
Goodwill, net	292,142	292,142
Other assets, net	64,978	65,508
Total assets	$3,064,601	$3,407,329

Liabilities and shareholders’ equity
Current liabilities:
Floor plan notes payable	$724,946	$996,336
Current maturities of long-term debt	177,742	189,265
Current maturities of finance lease obligations	24,223	22,892
Current maturities of operating lease obligations	9,939	10,114
Trade accounts payable	98,011	133,697
Customer deposits	17,609	42,695
Accrued expenses	111,183	112,390
Total current liabilities	1,163,653	1,507,389
Long-term debt, net of current maturities	408,580	438,413
Finance lease obligations, net of current maturities	82,145	69,478
Operating lease obligations, net of current maturities	47,922	47,555
Other long-term liabilities	21,881	20,704
Deferred income taxes, net	153,860	164,297
Shareholders’ equity:
Preferred stock, par value $.01 per share; 1,000,000 shares authorized; 0 shares outstanding in 2020 and 2019	–	–
Common stock, par value $.01 per share; 60,000,000 Class A shares and 20,000,000 Class B shares authorized; 27,728,493 Class A shares and 8,410,440 Class B shares outstanding in 2020; and 27,953,648 Class A shares and 8,240,486 Class B shares outstanding in 2019	471	465
Additional paid-in capital	414,812	397,267
Treasury stock, at cost: 5,610,906 Class A shares and 5,360,832 Class B shares in 2020 and 5,055,783 Class A shares and 5,306,341 Class B shares in 2019	(324,031)	(304,129)
Retained earnings	1,095,976	1,065,553
Accumulated other comprehensive (loss) income	(668)	337
Total shareholders’ equity	1,186,560	1,159,493
Total liabilities and shareholders’ equity	$3,064,601	$3,407,329

The accompanying notes are an integral part of these consolidated financial statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(In Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Revenues
New and used commercial vehicle sales	$559,062	$1,024,801	$1,348,616	$1,863,084
Aftermarket products and services sales	377,553	448,166	805,531	886,520
Lease and rental sales	57,290	61,591	118,071	121,024
Finance and insurance	4,960	6,401	9,427	13,011
Other	3,647	3,602	7,530	9,239
Total revenue	1,002,512	1,544,561	2,289,175	2,892,878
Cost of products sold
New and used commercial vehicle sales	521,494	951,121	1,250,033	1,719,538
Aftermarket products and services sales	237,196	272,636	508,611	545,825
Lease and rental sales	51,491	51,298	103,699	101,093
Total cost of products sold	810,181	1,275,055	1,862,343	2,366,456
Gross profit	192,331	269,506	426,832	526,422
Selling, general and administrative expense	156,195	193,981	341,269	381,162
Depreciation and amortization expense	14,516	13,594	28,846	26,519
Gain (loss) on sale of assets	1,381	(139)	1,481	(82)
Operating income	23,001	61,792	58,198	118,659
Other income	1,720	690	2,961	739
Interest expense, net	2,209	8,072	6,978	15,430
Income before taxes	22,512	54,410	54,181	103,968
Income tax provision	5,696	12,789	14,258	25,243
Net income	$16,816	$41,621	$39,923	$78,725

Earnings per common share:
Basic	$0.46	$1.13	$1.10	$2.14
Diluted	$0.46	$1.10	$1.08	$2.08

Weighted average shares outstanding:
Basic	36,291	36,852	36,387	36,847
Diluted	36,900	37,695	37,113	37,764

Dividends declared per common share	$0.13	$0.12	$0.26	$0.24

Comprehensive income	$17,741	$41,116	$38,918	$78,604

The accompanying notes are an integral part of these consolidated financial statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In Thousands)

(Unaudited)

	Common Stock						Accumulated
	Shares Outstanding		$0.01 Par	Additional Paid-In	Treasury	Retained	Other Comprehensive
	Class A	Class B	Value	Capital	Stock	Earnings	Income	Total

Balance, December 31, 2019	27,954	8,240	$465	$397,267	$(304,129)	$1,065,553	$337	$1,159,493
Stock options exercised and stock awards	73	–	1	1,421	–	–	–	1,422
Stock-based compensation related to stock options, restricted shares and employee stock purchase plan	–	–	–	8,553	–	–	–	8,553
Vesting of restricted share awards	–	224	2	(2,416)	–	–	–	(2,414)
Issuance of common stock under employee stock purchase plan	61	–	1	1,900	–	–	–	1,901
Common stock repurchases	(555)	(54)	–	–	(19,902)	–	–	(19,902)
Dividend Class A common stock	–	–	–	–	–	(3,646)	–	(3,646)
Dividend Class B common stock	–	–	–	–	–	(1,108)	–	(1,108)
Other comprehensive income	–	–	–	–	–	–	(1,930)	(1,930)
Net income	–	–	–	–	–	23,107	–	23,107
Balance, March 31, 2020	27,533	8,410	$469	$406,725	$(324,031)	$1,083,906	$(1,593)	$1,165,476
Stock options exercised and stock awards	195	–	2	4,529	–	–	–	4,531
Stock-based compensation related to stock options, restricted shares and employee stock purchase plan	–	–	–	3,586	–	–	–	3,586
Vesting of restricted share awards	–	–	–	(28)	–	–	–	(28)
Dividend Class A common stock	–	–	–	–	–	(3,581)	–	(3,581)
Dividend Class B common stock	–	–	–	–	–	(1,165)	–	(1,165)
Other comprehensive income	–	–	–	–	–	–	925	9251,681
Net income	–	–	–	–	–	16,816	–	16,816
Balance, June 30, 2020	27,728	8,410	$471	$414,812	$(324,031)	$1,095,976	$(668)	$1,186,560

	Common Stock						Accumulated
	Shares Outstanding		$0.01 Par	Additional Paid-In	Treasury	Retained	Other Comprehensive
	Class A	Class B	Value	Capital	Stock	Earnings	Income	Total

Balance, December 31, 2018	28,710	8,290	$458	$370,025	$(245,842)	$942,287	$–	$1,066,928
Stock options exercised and stock awards	59	–	1	1,230	–	–	–	1,231
Stock-based compensation related to stock options, restricted shares and employee stock purchase plan	–	–	–	8,836	–	–	–	8,836
Vesting of restricted share awards	–	226	2	(2,317)	–	–	–	(2,315)
Issuance of common stock under employee stock purchase plan	57	–	1	1,680	–	–	–	1,681
Common stock repurchases	(639)	(53)	–	–	(26,048)	–	–	(26,048)
Dividend Class A common stock	–	–	–	–	–	(3,389)	–	(3,389)
Dividend Class B common stock	–	–	–	–	–	(991)	–	(991)
Other comprehensive income	–	–	–	–	–	–	384	384
Net income	–	–	–	–	–	37,104	–	37,104
Balance, March 31, 2019	28,187	8,463	$462	$379,454	$(271,890)	$975,011	$384	$1,083,421
Stock options exercised and stock awards	87	–	–	1,745	–	–	–	1,745
Stock-based compensation related to stock options, restricted shares and employee stock purchase plan	–	–	–	4,258	–	–	–	4,258
Vesting of restricted share awards	–	–	–	(517)	–	–	–	(517)
Common stock repurchases	(251)	(67)	–	–	(12,062)	–	–	(12,062)
Dividend Class A common stock	–	–	–	–	–	(3,387)	–	(3,387)
Dividend Class B common stock	–	–	–	–	–	(1,050)	–	(1,050)
Other comprehensive income	–	–	–	–	–	–	(505)	(505)
Net income	–	–	–	–	–	41,621	–	41,621
Balance, June 30, 2019	28,023	8,396	$462	$384,940	$(283,952)	$1,012,195	$(121)	$1,113,524

The accompanying notes are an integral part of these consolidated financial statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2020	2019
Cash flows from operating activities:
Net income	$39,923	$78,725
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	89,897	84,982
Loss (gain) on sale of property and equipment	(1,481)	82
Stock-based compensation expense related to stock options and employee stock purchases	12,139	13,094
Deferred income tax expense	(10,437)	4,901
Change in accounts and notes receivable, net	21,027	(39,008)
Change in inventories, net	358,945	(136,611)
Change in prepaid expenses and other, net	5,246	(5,297)
Change in trade accounts payable	(36,147)	15,717
Payments on floor plan notes payable – trade, net	(32,609)	(9,801)
Change in customer deposits	(25,086)	(7,297)
Change in accrued expenses	(1,207)	(30,571)
Other, net	(2,000)	(859)
Net cash provided by (used in) operating activities	418,210	(31,943)
Cash flows from investing activities:
Acquisition of property and equipment	(82,236)	(153,073)
Proceeds from the sale of property and equipment	5,342	1,950
Business acquisitions	–	(10,168)
Purchase of equity method investment and call option	–	(22,499)
Change in other assets	2,515	2,109
Net cash (used in) investing activities	(74,379)	(181,681)
Cash flows from financing activities:
(Payments) draws on floor plan notes payable – non-trade, net	(238,781)	176,918
Proceeds from long-term debt	119,348	106,083
Draws on line of credit	–	135,000
Principal payments on long-term debt	(160,704)	(99,982)
Principal payments on finance lease obligations	(5,768)	(4,358)
Payments on line of credit	–	(75,000)
Debt issuance costs	–	(731)
Proceeds from issuance of shares relating to employee stock options and employee stock purchases	5,412	1,825
Payments of cash dividends	(9,500)	(8,817)
Common stock repurchased	(19,902)	(37,694)
Net cash (used in) provided by financing activities	(309,895)	193,244
Net (decrease) increase in cash and cash equivalents	33,936	(20,380)
Cash and cash equivalents, beginning of period	181,620	131,726
Cash and cash equivalents, end of period	$215,556	$111,346
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$22,559	$28,573
Income taxes, net of refunds	$165	$33,771
Noncash activities:
Assets acquired under finance leases	$26,492	$15,327
Common stock repurchased	$–	$416
Guaranty agreement	$–	$5,025

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

Adoption of New Accounting Pronouncements

Accounting Standards Update ("ASU") No. 2016-13, Financial Instruments - Credit Losses (“Topic 326”): Measurement of Credit Losses on Financial Instruments, was issued in June 2016. Under Topic 326, existing guidance on reporting credit losses for trade and other receivables, held-to-maturity debt securities and other instruments have been replaced with a new forward-looking "expected loss" model that has resulted in the earlier recognition of allowances for losses. Under Topic 326, the Company is required to use a current expected credit loss (“CECL”) model that immediately recognizes an estimate of credit losses that are expected to occur over the life of the financial instruments that are within the scope of Topic 326. The CECL model uses a broader range of reasonable and supportable information in the development of credit loss estimates. The Company adopted Topic 326 on January 1, 2020, and the new standard did not result in a material impact on its consolidated financial statements. For a complete discussion of accounting for credit losses, see Note 12 – Accounts Receivable and Allowance for Credit Losses of the Notes to Consolidated Financial Statements.

COVID-19 Risks and Uncertainties

In March 2020, the World Health Organization made the assessment that COVID-19 could be characterized as a pandemic, and the President of the United States declared the COVID-19 outbreak a national emergency. The Company’s nationwide network of commercial vehicle dealerships are classified as “essential businesses” and have remained operational across the Company’s dealership network. Despite the dealerships remaining open, the COVID-19 pandemic had a significant negative impact on our financial results during the quarter ended June 30, 2020. The Company is unable to predict the impact that the COVID-19 pandemic will have on its future business and operating results due to numerous uncertainties, including the duration and severity of the outbreak.

2 – Other Assets

ERP Platform

The total capitalized costs of the Company’s SAP enterprise resource planning software platform (“the ERP Platform”) of $7.9 million are recorded on the Consolidated Balance Sheet in Other Assets. Amortization expense relating to the ERP Platform, which is recognized in depreciation and amortization expense in the Consolidated Statements of Income and Comprehensive Income, was $0.5 million for the three months ended June 30, 2020 and $0.5 million for the three months ended June 30, 2019, and $1.0 million for the six months ended June 30, 2020 and $1.0 million for the six months ended June 30, 2019. The Company estimates that amortization expense relating to the ERP Platform will be approximately $1.5 million for the next year and $1.2 million for each of the next four years.

Franchise Rights

The Company’s only significant identifiable intangible assets, other than goodwill, are rights under franchise agreements with manufacturers. The fair value of the franchise right is determined at the acquisition date by discounting the projected cash flows specific to each acquisition. The carrying value of the Company’s manufacturer franchise rights was $7.0 million as of June 30, 2020 and December 31, 2019, and is included in Other Assets on the accompanying Consolidated Balance Sheet. The Company has determined that manufacturer franchise rights have an indefinite life, as there are no economic or other factors that limit their useful lives and they are expected to generate cash flows indefinitely due to the historically long lives of the manufacturers’ brand names. Furthermore, to the extent that any agreements evidencing manufacturer franchise rights have expiration dates, the Company expects that it will be able to renew those agreements in the ordinary course of business. Accordingly, the Company does not amortize manufacturer franchise rights.

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

No impairment write-down was required in the period presented. The Company cannot predict the occurrence of certain events that might adversely affect the reported value of manufacturer franchise rights in the future.

Equity Method Investment and Call Option

On February 25, 2019, the Company acquired 50% of the equity interest in Rush Truck Centres of Canada Limited (“RTC Canada”), which acquired the operating assets of Tallman Group, the largest International Truck dealer in Canada. The Company was also granted a call option in the purchase agreement that provides the Company with the right to acquire the remaining 50% equity interest in RTC Canada until the close of business on February 25, 2024. The value of the Company’s call option was $3.6 million as of June 30, 2020, and is reported in Other Assets on the Consolidated Balance Sheet.

On April 25, 2019, the Company entered into a Guaranty Agreement (“Guaranty”) with Bank of Montreal (“BMO”), pursuant to which the Company agreed to guaranty up to CAD250 million (the “Guaranty Cap”) of certain credit facilities entered into by and between Tallman Truck Centre Limited (“TTCL”) and BMO. The Company owned a 50% equity interest in TTCL, which was the sole owner of RTC Canada. Later in 2019, RTC Canada and TTCL were amalgamated into RTC Canada. Interest, fees and expenses incurred by BMO to enforce its rights with respect to the guaranteed obligations and its rights against the Company under the Guaranty are not subject to the Guaranty Cap. In exchange for the Guaranty, RTC Canada is receiving a reduced rate of interest on its credit facilities with BMO. The Guaranty was valued at $4.9 million as of June 30, 2020 and $5.1 million as of December 31, 2019, and is included in the investment in RTC Canada. As of June 30, 2020, the Company’s investment in RTC Canada is $27.2 million. The Company’s equity income in RTC Canada is included in Other income on the Consolidated Statements of Income.

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

4 – Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Numerator:
Numerator for basic and diluted earnings per share – Net income available to common shareholders	$16,816	$41,621	$39,923	$78,725
Denominator–
Denominator for basic earnings per share – weighted average shares outstanding	36,291	36,852	36,387	36,847
Effect of dilutive securities–
Employee stock options and restricted stock awards	609	843	726	917
Denominator for diluted earnings per share – adjusted weighted average shares outstanding and assumed conversions	36,900	37,695	37,113	37,764
Basic earnings per common share	$0.46	$1.13	$1.10	$2.14
Diluted earnings per common share and common share equivalents	$0.46	$1.10	$1.08	$2.08

Options to purchase shares of common stock that were outstanding for the three months and six months ended June 30, 2020, and 2019, which were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Weighted average anti-dilutive options	1,671	1,397	1,433	1,186

5 – Stock Options and Restricted Stock Awards

Valuation and Expense Information

The Company accounts for stock-based compensation in accordance with ASC 718-10, Compensation – Stock Compensation, which requires the measurement and recognition of compensation expense for all share-based payment awards made to our employees and directors, including employee stock options, restricted stock unit awards, restricted stock awards and employee stock purchases related to the Employee Stock Purchase Plan based on estimated fair values.

Stock-based compensation expense, calculated using the Black-Scholes option-pricing model for employee stock options, and included in selling, general and administrative expense, was $3.6 million for the three months ended June 30, 2020, and $4.3 million for the three months ended June 30, 2019. Stock-based compensation expense, included in selling, general and administrative expense, for the six months ended June 30, 2020, was $12.1 million and for the six months ended June 30, 2019, was $13.1 million.

As of June 30, 2020, the Company had $10.0 million of unrecognized compensation cost related to non-vested employee stock options to be recognized over a weighted-average period of 2.3 years and $11.6 million of unrecognized compensation cost related to non-vested restricted stock units and restricted stock awards to be recognized over a weighted-average period of 1.4 years.

6 – Financial Instruments and Fair Value

The Company measures certain financial assets and liabilities at fair value on a recurring basis. Financial instruments consist primarily of cash, accounts receivable, accounts payable and floor plan notes payable. The carrying values of the Company’s financial instruments approximate fair value due either to their short-term nature or existence of variable interest rates, which approximate market rates. Certain methods and assumptions were used by the Company in estimating the fair value of financial instruments at June 30, 2020, and December 31, 2019. The carrying value of current assets and current liabilities approximates the fair value due to the short maturity of these items.

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

The following table contains summarized information about reportable segment revenues, segment income or loss from continuing operations and segment assets for the periods ended June 30, 2020 and 2019 (in thousands):

	Truck Segment	All Other	Total
As of and for the three months ended June 30, 2020
Revenues from external customers	$998,739	$3,773	$1,002,512
Segment operating income	22,678	323	23,001
Segment income before taxes	22,260	252	22,512
Segment assets	3,021,241	43,360	3,064,601
For the six months ended June 30, 2020
Revenues from external customers	$2,282,118	$7,057	$2,289,175
Segment operating income	58,129	69	58,198
Segment income before taxes	54,253	(72)	54,181

As of and for the three months ended June 30, 2019
Revenues from external customers	$1,540,237	$4,324	$1,544,561
Segment operating income	61,579	213	61,792
Segment income before taxes	54,269	141	54,410
Segment assets	3,490,254	40,441	3,530,695
For the six months ended June 30, 2019
Revenues from external customers	$2,884,686	$8,192	$2,892,878
Segment operating income	118,321	338	118,659
Segment income before taxes	103,774	194	103,968

8 – Income Taxes

The Company had unrecognized income tax benefits totaling $3.0 million as a component of accrued liabilities as of June 30, 2020 and December 31, 2019, the total of which, if recognized, would impact the Company’s effective tax rate. An unfavorable settlement may require a charge to income tax expense and a favorable resolution would be recognized as a reduction to income tax expense. The Company recognizes accrued interest related to unrecognized tax benefits in income tax expense. The Company had approximately $144,000 accrued for the payment of interest as of June 30, 2020 and December 31, 2019. No amounts were accrued for penalties.

The Company does not anticipate a significant change in the amount of unrecognized tax benefits in the next 12 months. As of June 30, 2020, the tax years ended December 31, 2016 through 2019 remained subject to audit by federal tax authorities, and the tax years ended December 31, 2015 through 2019 remained subject to audit by state tax authorities.

Coronavirus Aid, Relief, and Economic Security Act (the CARES Act)

In response to the COVID-19 pandemic, on March 27, 2020, President Donald Trump signed into law the CARES Act. The Company evaluated the provisions of the CARES Act as of June 30, 2020, with no material effect on the financial statements. Provisions of the CARES Act may result in deferral of payment of certain taxes.

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

The following table summarizes the Company’s disaggregated revenue by revenue source for the three months and six months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Commercial vehicle sales revenue	$559,062	$1,024,801	$1,348,616	$1,863,084
Parts revenue	211,804	254,664	448,402	501,981
Commercial vehicle repair service revenue	165,749	193,502	357,129	384,539
Finance revenue	2,523	3,558	4,879	7,653
Insurance revenue	2,437	2,843	4,548	5,358
Other revenue	3,647	3,602	7,530	9,239
Total	$945,222	$1,482,970	$2,171,104	$2,771,854

All of the Company's performance obligations are generally transferred to customers at a point in time. The Company does not have any material contract assets or contract liabilities on the balance sheet as of June 30, 2020 or December 31, 2019. Revenues related to commercial vehicle sales, parts sales, commercial vehicle repair service, finance and the majority of other revenues are related to the Truck Segment.

10 – Leases

Lease of Vehicles as Lessor

The Company leases commercial vehicles to customers primarily over periods of one to ten years. The Company does not separate lease and nonlease components. Nonlease components typically consist of maintenance and licensing for the commercial vehicle. The variable nonlease components are generally based on mileage. Some leases contain an option for the lessee to purchase the commercial vehicle.

The Company’s policy is to depreciate its lease fleet using a straight-line method over each customer’s contractual lease term. The lease unit is depreciated to a residual value that approximates fair value at the expiration of the lease term. This policy results in the Company realizing reasonable gross margins while the unit is in service and a corresponding gain or loss on sale when the unit is sold at the end of the lease term.

Sales-type leases are recognized by the Company as lease receivables. The lessee obtains control of the underlying asset and the Company recognizes sales revenue upon lease commencement. The receivable for sales-type leases as of June 30, 2020 and December 31, 2019, in the amount of $5.6 million is reflected in Other Assets on the Consolidated Balance Sheet.

Rental income during the three and six months ended June 30, 2020 and June 30, 2019 consisted of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Minimum rental payments	$50,195	$53,585	$103,368	$105,327
Nonlease payments	7,095	8,006	14,703	15,697
Total	$57,290	$61,591	$118,071	$121,024

11 – Accumulated Other Comprehensive (Loss) Income

The following table shows the components of accumulated other comprehensive (loss) income (in thousands):

Balance as of December 31, 2019	$337
Foreign currency translation adjustment	(1,930)
Balance as of March 31, 2020	$(1,593)
Foreign currency translation adjustment	925
Balance as of June 30, 2020	$(668)

The equity method investment in RTC Canada was valued using the exchange rate of one US Dollar equals 1.3587 Canadian dollars as of June 30, 2020. The adjustment is reflected in Other Assets on the Consolidated Balance Sheet.

12 – Accounts Receivable and Allowance for Credit Losses

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

Accounts receivable consists primarily of commercial vehicle sales, manufacturers’ receivables, leasing and parts and service receivables and other trade receivables. The Company maintains an allowance for credit losses based on the probability of default, its historical rate of losses, aging and current economic conditions. The Company’s assessment of future losses in the first six months of 2020 considered the impact of the COVID-19 pandemic on forecasted economic trends. The Company writes off account balances when it has exhausted reasonable collection efforts and determined that the likelihood of collection is remote. These write-offs are charged against the allowance for credit losses.

The following table summarizes the changes in the allowance for credit losses (in thousands):

	Balance December 31, 2019	Provision for the Six Months Ended June 30, 2020	Write offs Against Allowance, net of Recoveries	Balance June 30, 2020

Commercial vehicle receivables	$11	$95	$–	$106
Manufacturers’ receivables	410	576	(809)	177
Leasing, parts and service receivables	989	543	(583)	949
Other receivables	14	73	(7)	80
Total	$1,424	$1,287	$(1,399)	$1,312

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements contained in this Form 10-Q (or otherwise made by the Company or on the Company’s behalf from time to time in other reports, filings with the Securities and Exchange Commission (“SEC”), news releases, conferences, website postings or otherwise) that are not statements of historical fact constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Exchange Act of 1934, as amended (the “Exchange Act”), notwithstanding that such statements are not specifically identified. Forward-looking statements include statements about the Company’s financial position, business strategy and plans and objectives of management of the Company for future operations, as well as statements regarding the effects COVID-19 may have on our business and financial results. These forward-looking statements reflect the best judgments of the Company about the future events and trends based on the beliefs of the Company’s management as well as assumptions made by and information currently available to the Company’s management. Use of the words “may,” “should,” “continue,” “plan,” “potential,” “anticipate,” “believe,” “estimate,” “expect” and “intend” and words or phrases of similar import, as they relate to the Company or its subsidiaries or Company management, are intended to identify forward-looking statements but are not the exclusive means of identifying such statements. Forward-looking statements reflect our current view of the Company with respect to future events and are subject to risks and uncertainties that could cause actual results to differ materially from those in such statements. Please read Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, as supplemented by Item 1A. Risk Factors in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, for a discussion of certain of those risks. Other unknown or unpredictable factors could also have a material adverse effect on future results. Although the Company believes that its expectations are reasonable as of the date of this Form 10-Q, it can give no assurance that such expectations will prove to be correct. The Company does not intend to update or revise any forward-looking statements unless securities laws require it to do so, and the Company undertakes no obligation to publicly release any revisions to forward-looking statements, whether because of new information, future events or otherwise.

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

The COVID-19 Pandemic and Its Impact on Our Business

Rush Truck Centers are classified as “essential businesses” and our dealership network has remained operational since the beginning of the COVID-19 pandemic, although some hours of operation have been modified. Despite our dealerships remaining open, the COVID-19 pandemic had a significant negative impact on our revenues in the second quarter of 2020, and we expect that the negative impact of the COVID-19 pandemic on our revenues, and business in general, will be substantial for the foreseeable future.  However, based on current market conditions and the steps we have taken to reduce expenses, we believe the worst of the pandemic’s effect on our business may be behind us.

We are monitoring and complying with CDC guidelines for limiting the spread of COVID-19 and complying with all applicable federal, state and local executive orders. We also provide employees who are unable to work as a direct result of COVID-19 with up to two weeks of additional sick leave despite the fact that we are not legally obligated to do so. In accordance with CDC guidelines, we have mandated that all employees stay at least 6 feet away from each other and our customers. In addition, we are requiring all our employees to wear face coverings, regardless of whether state or local laws require face coverings, and we are cleaning and disinfecting our facilities on a regular basis. We are also providing curbside parts pick-up, online parts ordering and web-based vehicle service communication to reduce in-person interactions. Our service teams are minimizing contact with customers and taking extra precautions to keep high-touch areas on customer vehicles clean and disinfected.

Commercial Vehicle Sales

All of the commercial vehicle manufacturers that we represent have resumed operations and their plants are currently producing vehicles.

Aftermarket Products and Services

With respect to our parts, service and collision center operations (collectively, “Aftermarket Products and Services”), with only a few minor exceptions, our parts supply chain has remained uninterrupted to-date. We believe that the investments we have made over the years in our aftermarket strategic initiatives have enabled us to mitigate the impact of the COVID-19 pandemic on our Aftermarket Products and Service business.

Rental and Leasing Operations

With respect to our rental and leasing operations during the second quarter, we allowed certain credit-worthy customers that serve industries that have been dramatically impacted by the COVID-19 pandemic to skip up to three months of lease payments and either extend the lease term by three months or increase the remaining payments and keep the same lease term.  The majority of these customers have resumed payments.

Liquidity

As of June 30, 2020, our total net liquidity was approximately $321.3 million, including $215.6 million in cash and $105.7 million available under our various credit agreements, excluding our floor plan credit agreements. Our working capital facility (“the Working Capital Facility”) with BMO Harris Bank N.A. (“BMO Harris”) includes up to $100.0 million of revolving credit loans that are available to us for working capital, capital expenditures and other general corporate purposes. We currently have no outstanding draws on this line of credit. We continue to believe that we are well positioned to navigate the economic and industry challenges that may lie ahead as a result of the COVID-19 pandemic. In the second quarter of 2020, we continued the expense reduction measures that we initiated in the first quarter. At this time, we do not anticipate making any further substantial, non-routine expense reductions as a result of the pandemic. For further discussion of our liquidity, see the Liquidity and Capital Resources discussion set forth herein.

Outlook

The COVID-19 pandemic and resulting shutdown orders that forced many businesses to close, combined with the previously expected industry downturn in new commercial vehicle sales, had a significant negative impact on our financial results in the second quarter.  To address the challenging market conditions, we expeditiously implemented steps to appropriately reduce expenses in order to maintain profitability.  Based on current market conditions, we believe that the worst may be behind us.  However, we expect that any recovery will be intermittent and gradual, and that the COVID-19 pandemic will continue to negatively impact our business for the foreseeable future.  With the expense reductions we have put in place over the past two quarters, we feel our business is rightsized to meet the demands of the market while ensuring our long-term financial strength.  In recognition of our belief in our financial stability during these uncertain times, we increased the amount of our second quarter dividend by 7.7% over the amount of our first quarter dividend and lifted the previously announced suspension of our stock repurchase program.

A.C.T. Research Co., LLC (“A.C.T. Research”), a commercial vehicle industry data and forecasting service provider, currently forecasts new U.S. Class 8 retail sales to be 159,000 units in 2020, which would represent a 43.5% decrease compared to 2019.   As anticipated, our Class 8 new truck sales in the second quarter were down significantly from the same time period in 2019 due to the anticipated industry downturn in new Class 8 truck sales and the COVID-19 pandemic.  New truck sales were further impacted by production shutdowns in the beginning of the second quarter by the truck manufacturers we represent.  While we are beginning to see quoting activity increase, we believe customers remain hesitant to purchase new vehicles due to uncertainty regarding the COVID-19 pandemic, the economy and the upcoming presidential election.

With respect to new U.S. Class 4-7 retail sales, A.C.T. Research currently forecasts retail sales to be 176,500 units in 2020, which would represent a 33.9% decrease compared to 2019.  Similar to our Class 8 new truck sales, our second quarter Class 4 through 7 new commercial vehicle sales were significantly impacted by the COVID-19 pandemic and the overall industry downturn.  The current uncertainty about the COVID-19 pandemic and our economy is a particular concern for our medium-duty customers, as many are small businesses.  We believe our medium-duty truck sales will continue to be negatively impacted by the pandemic and overall weakness of the economy.

            With respect to our Aftermarket Products and Services business, our second quarter revenues declined significantly as a result of the COVID-19 pandemic.  As noted above, we expect that any recovery in our Aftermarket Products and Services business will be gradual, and that COVID-19 will continue to impact our Aftermarket Products and Services revenues for the foreseeable future.

            It should be noted that the declines we saw in our revenues from both commercial vehicle sales and Aftermarket Products and Services sales were generally consistent with the declines in the commercial vehicle industry as a whole during the second quarter.  We believe that the worst of the industry downturn may be behind us.  However, there is still tremendous uncertainly regarding the full economic impact of the COVID-19 pandemic.  Thus, we cannot provide an outlook for the full year 2020, other than to reiterate that we expect that the negative impact on our revenues, and business in general, will be substantial for the foreseeable future.  As soon as we believe that we can make reasonable assumptions regarding our business outlook, we intend to start disclosing estimates on commercial vehicle sales, Aftermarket Products and Services sales and other financial metrics in our annual and quarterly reports filed with the SEC as we have historically done.

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

Due to the COVID-19 pandemic, in the first quarter of 2020 we reviewed the estimates in our fourth quarter 2019 goodwill model and updated the projections for 2020 through 2024. Based on the revised projections, it was determined that no impairment of the Truck Segment goodwill was required. The duration and severity of the COVID-19 pandemic could result in future impairment charges for the Truck Segment. A prolonged pandemic could impact the results of operations due to changes to assumptions utilized in the determination of the estimated fair values of the Truck Segment reporting unit. Sales and earnings growth rates could be negatively impacted by reductions or changes in demand for our products.

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

Revenue Recognition

Effective January 1, 2018, we adopted ASU 2014-09, Revenue from Contracts with Customers (“Topic 606”), using the modified retrospective transition method.  This standard applies to all contracts with customers, except for contracts that are within the scope of other standards, such as leases, insurance, collaboration arrangements and financial instruments.  Under Topic 606, we recognize revenue when our customer obtains control of promised goods or services, in an amount that reflects the consideration which we expect to receive in exchange for those goods or services.  To determine revenue recognition for arrangements that we determine are within the scope of Topic 606, we perform the following five steps: (i) identify the contract with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) we satisfy a performance obligation.  We only apply the five-step model to contracts when it is probable that we will collect the consideration we are entitled to in exchange for the goods or services we transfer to the customer.  At contract inception, once the contract is determined to be within the scope of Topic 606, we assess the goods or services promised within each contract and determine those that are performance obligations. We then assess whether each promised good or service is distinct and recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

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

Allowance for Credit Losses

All trade receivables are reported on the consolidated balance sheet at their cost basis adjusted for any write-offs and net of allowances for credit losses. We maintain allowances for credit losses, which represent an estimate of expected losses over the remaining contractual life of our receivables considering current market conditions and estimates for supportable forecasts when appropriate. The estimate is a result of our ongoing assessments and evaluations of collectability, historical loss experience, and future expectations in estimating credit losses in each of our receivable portfolios (commercial vehicle receivables, manufacturers’ receivables, parts and service and leasing receivables and other trade receivables). For trade receivables, we use the probability of default and our historical loss experience rates by portfolio and apply them to a related aging analysis while also considering customer and/or economic risk where appropriate. Determination of the proper amount of allowances by portfolio requires management to exercise judgment about the timing, frequency and severity of credit losses that could materially affect the provision for credit losses and, as a result, net earnings. The allowances take into consideration numerous quantitative and qualitative factors that include receivable type, historical loss experience, collection experience, current economic conditions, estimates for supportable forecasts (when appropriate) and credit risk characteristics.

Results of Operations

The following discussion and analysis includes our historical results of operations for the three months and six months periods ended June 30, 2020 and 2019.

The following table sets forth certain financial data as a percentage of total revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue
New and used commercial vehicle sales	55.8%	66.4%	58.9%	64.4%
Aftermarket products and services sales	37.7	29.0	35.2	30.6
Lease and rental sales	5.7	4.0	5.2	4.2
Finance and insurance	0.5	0.4	0.4	0.5
Other	0.3	0.2	0.3	0.3
Total revenues	100.0	100.0	100.0	100.0
Cost of products sold	80.8	82.6	81.4	81.8
Gross profit	19.2	17.4	18.6	18.2
Selling, general and administrative	15.6	12.5	14.9	13.2
Depreciation and amortization	1.4	0.9	1.3	0.9
Gain (loss) on sale of assets	0.1	0.0	0.1	0.0
Operating income	2.3	4.0	2.5	4.1
Other income	0.2	0.0	0.1	0.0
Interest expense, net	0.2	0.5	0.3	0.5
Income before income taxes	2.3	3.5	2.3	3.6
Provision for income taxes	0.5	0.8	0.6	0.9
Net income	1.7%	2.7%	1.7%	2.7%

The following table sets forth for the periods indicated the percent of gross profit by revenue source:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Gross Profit:
New and used commercial vehicle sales	19.5	27.3%	27.3%	23.1%
Aftermarket products and services sales	73.0	65.1	69.6	64.7
Lease and rental sales	3.0	3.8	3.4	3.8
Finance and insurance	2.6	2.4	2.2	2.5
Other	1.9	1.4	1.7	1.7
Total gross profit	100.0%	100.0%	100.0%	100.0%

The following table sets forth the unit sales and revenues for new heavy-duty, new medium-duty, new light-duty and used commercial vehicles and the absorption ratio (revenues in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	% Change	2020	2019	% Change
Vehicle unit sales:
New heavy-duty vehicles	1,866	4,119	-54.7%	4,944	7,677	-35.6%
New medium-duty vehicles	2,333	3,866	-39.7%	5,597	6,480	-13.6%
New light-duty vehicles	254	719	-64.7%	521	1,258	-58.6%
Total new vehicle unit sales	4,453	8,704	-48.8%	11,062	15,415	-28.2%
Used vehicles	1,768	2,101	-15.8%	3,326	3,941	-15.6%
Vehicle revenue:
New heavy-duty vehicles	$287.7	$611.2	-52.9%	$758.5	$1,142.1	-33.6%
New medium-duty vehicles	191.8	288.0	-33.4%	435.7	487.7	-10.7%
New light-duty vehicles	11.2	28.9	-61.2%	22.7	50.9	-55.4%
Total new vehicle revenue	$490.7	$928.1	-47.1%	$1,216.9	$1,680.7	-27.6%
Used vehicle revenue	$66.9	$89.9	-25.6%	$126.6	$172.9	-26.8%
Other vehicle revenue:(1)	$1.5	$6.8	-77.9%	$5.1	$9.5	-46.3%
Dealership absorption ratio:	110.2%	122.4%	-10.0%	112.3%	121.9%	-7.9%

(1) Includes sales of truck bodies, trailers and other new equipment.

Key Performance Indicator

Absorption Ratio

Management uses several performance metrics to evaluate the performance of our commercial vehicle dealerships and considers Rush Truck Centers’ “absorption ratio” to be of critical importance. Absorption ratio is calculated by dividing the gross profit from the Aftermarket Products and Services departments by the overhead expenses of all of a dealership’s departments, except for the selling expenses of the new and used commercial vehicle departments and carrying costs of new and used commercial vehicle inventory. When 100% absorption is achieved, all of the gross profit from the sale of a commercial vehicle, after sales commissions and inventory carrying costs, directly impacts operating profit. Our commercial vehicle dealerships achieved a 110.2% absorption ratio for the second quarter of 2020 and a 122.4% absorption ratio for the second quarter of 2019.

Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019

Revenues

Total revenues decreased $542.0 million, or 35.1%, in the second quarter of 2020, compared to the second quarter of 2019. This decline was primarily due to the effects of the COVID-19 pandemic, in addition to fewer new commercial vehicle sales resulting from the anticipated industry downturn.

Our Aftermarket Products and Services revenues decreased $70.6 million, or 15.8%, in the second quarter of 2020, compared to the second quarter of 2019. This decline was consistent with what is happening across the industry as a result of the COVID-19 pandemic.

Revenues from sales of new and used commercial vehicles decreased $465.7 million, or 45.4%, in the second quarter of 2020, compared to the second quarter of 2019. This decline was a result of both the COVID-19 pandemic and the anticipated downturn in new commercial vehicle sales resulting from record to near-record sales of commercial vehicles in 2018 and 2019.

We sold 1,866 new Class 8 trucks in the second quarter of 2020, a 54.7% decrease compared to 4,119 new Class 8 trucks in the second quarter of 2019. According to A.C.T. Research, new U. S. Class 8 truck retail sales are estimated to total 159,000 truck units in 2020, a 43.5% decrease compared to 281,440 units sold in 2019.

We sold 2,333 new Class 4 through 7 commercial vehicles, including 204 buses, in the second quarter of 2020, a 39.7% decrease compared to 3,866 new medium-duty commercial vehicles, including 299 buses, in the second quarter of 2019. According to A.C.T. Research, new U. S. Class 4 through 7 commercial vehicle retail sales are estimated to total 176,500 units in 2020, a 33.9% decrease compared to 266,977 units sold in 2019.

We sold 254 light-duty vehicles in the second quarter of 2020, a 64.7% decrease compared to 719 light-duty vehicles sold in the second quarter of 2019.

We sold 1,768 used commercial vehicles in the second quarter of 2020, a 15.8% decrease compared to 2,101 used commercial vehicles sold in the second quarter of 2019.

Commercial vehicle lease and rental revenues decreased $4.3 million, or 7.0%, in the second quarter of 2020, compared to the second quarter of 2019. This decrease is primarily related to the decrease in size and utilization of the rental fleet.

Finance and insurance revenues decreased $1.4 million, or 22.5%, in the second quarter of 2020, compared to the second quarter of 2019. We expect finance and insurance revenues to fluctuate proportionately with our new and used commercial vehicle sales in 2020. Finance and insurance revenues have limited direct costs and, therefore, contribute a disproportionate share of our operating profits.

Gross Profit

Gross profit decreased $77.2 million, or 28.6%, in the second quarter of 2020, compared to the second quarter of 2019. This decrease is primarily related to the industry downturn in commercial vehicle sales and the challenging market conditions caused by the COVID-19 pandemic. Gross profit as a percentage of sales increased to 19.2% in the second quarter of 2020, from 17.4% in the second quarter of 2019. This increase in gross profit as a percentage of sales is a result of a change in our product sales mix. Commercial vehicle sales, a lower margin revenue item, decreased as a percentage of total revenues to 55.8% in the second quarter of 2020, from 66.4% in the second quarter of 2019. Aftermarket Products and Services revenues, a higher margin revenue item, increased as a percentage of total revenues to 37.7% in the second quarter of 2020, from 29.0% in the second quarter of 2019.

Gross margins from our Aftermarket Products and Services operations decreased to 37.2% in the second quarter of 2020, from 39.2% in the second quarter of 2019. This decrease is primarily related to the decrease in parts rebates and purchase discounts from parts suppliers in the second quarter of 2020. Gross profit from our Aftermarket Products and Services operations decreased to $140.4 million in the second quarter of 2020, from $175.5 million in the second quarter of 2019. Historically, gross margins on parts sales range from 27% to 28% and gross margins on service and collision center operations range from 61% to 65%. Gross profits from parts sales represented 60% of total gross profit from Aftermarket Products and Services operations in the second quarter of 2020 and 61% in the second quarter of 2019. Service and collision center operations represented 40% of total gross profit from Aftermarket Products and Services operations in the second quarter of 2020 and 39% in the second quarter of 2019.

Gross margins on new Class 8 truck sales decreased to 7.3% in the second quarter of 2020, from 8.1% in the second quarter of 2019. This decrease is primarily related to the industry downturn in commercial vehicle sales and the challenging market conditions caused by the COVID-19 pandemic.

Gross margins on new Class 4 through 7 commercial vehicle sales increased to 6.1% in the second quarter of 2020, from 5.1% in the second quarter of 2019. This increase is primarily due to the mix of purchasers during the second quarter of 2020.

Gross margins on used commercial vehicle sales decreased to 5.4% in the second quarter of 2020, from 8.3% in the second quarter of 2019. This decrease is due to weak demand for used trucks caused by the COVID-19 pandemic and write-downs of used truck inventory to appropriately value our inventory for current market conditions caused by the current oversupply of used trucks in the U.S. used truck market.

Gross margins from truck lease and rental sales decreased to 10.1% in the second quarter of 2020, from 16.7% in the second quarter of 2019. This decrease is primarily related to decreased rental utilization and the decrease in variable revenue that is based on miles driven by our lease customers. Our policy is to depreciate our lease and rental fleet using a straight-line method over each customer’s contractual lease term. The lease unit is depreciated to a residual value that approximates fair value at the expiration of the lease term. This policy results in us realizing reasonable gross margins while the unit is in service and a corresponding gain or loss on sale when the unit is sold at the end of the lease term.

Finance and insurance revenues and other revenues, as described above, have limited direct costs and, therefore, contribute a disproportionate share of gross profit.

Selling, General and Administrative Expenses

Selling, General and Administrative (“SG&A”) expenses decreased $37.8 million, or 19.5%, in the second quarter of 2020, compared to the second quarter of 2019. SG&A expenses as a percentage of total revenues increased to 15.6% in the second quarter of 2020, from 12.5% in the second quarter of 2019. Annual SG&A expenses as a percentage of total revenues have ranged from 12.4% to 13.9% over the last five years. In general, when new and used commercial vehicle revenues decrease as a percentage of total revenues, SG&A expenses as a percentage of total revenues will be at the higher end of this range. For 2020, we expect SG&A expenses as a percentage of total revenues to range from 14.5% to 16.0% and the selling portion of SG&A expenses to be approximately 25.0% to 30.0% of new and used commercial vehicle gross profit.

Depreciation and Amortization Expense

Depreciation and amortization expense increased $1.0 million, or 6.8%, in the second quarter of 2020, compared to the second quarter of 2019. This increase in depreciation expense is a result of dealership construction projects that were completed during 2019 and purchases of computer equipment across our dealerships.

Interest Expense, Net

Net interest expense decreased $5.9 million, or 72.6%, in the second quarter of 2020, compared to the second quarter of 2019. This decrease in interest expense is a result of the decrease in inventory levels and lower floor plan interest rates in the second quarter of 2020, compared to the second quarter of 2019. We expect net interest expense in 2020 to decrease, but the amount of the decrease will depend on inventory levels, interest rate fluctuations and the amount of cash available to make prepayments on our floor plan arrangements.

Income before Income Taxes

As a result of the factors described above, income before income taxes decreased $31.9 million, or 58.6%, in the second quarter of 2020, compared to the second quarter of 2019.

Income Taxes

Income taxes decreased $7.1 million, or 55.5%, in the second quarter of 2020, compared to the second quarter of 2019. We provided for taxes at a 25.3% effective rate in the first quarter of 2020 and 24.0% in the first quarter of 2019. We expect our effective tax rate to be approximately 26% to 28% of pretax income in 2020.

Six Months Ended June 30, 2020, Compared to Six Months Ended June 30, 2019

Unless otherwise stated below, our variance explanations and future expectations with regards to the items discussed in this section are set forth in the discussion of the “Three Months Ended June 30, 2020, Compared to Three Months Ended June 30, 2019.”

Total revenues decreased $603.7 million, or 20.9%, in the first six months of 2020, compared to the first six months of 2019. Sales of new and used commercial vehicles decreased $514.5 million, or 27.6%, in the first six months of 2020, compared to the first six months of 2019.

Aftermarket Products and Services revenues decreased $81.0 million, or 9.1%, in the first six months of 2020, compared to the first six months of 2019.

We sold 4,944 new Class 8 heavy-duty trucks in the first six months of 2020, a 35.6% decrease compared to 7,677 new Class 8 heavy-duty trucks in the first six months of 2019. According to A.C.T. Research, retail sales in the U.S. Class 8 truck market decreased 38.3% in the first six months of 2020, compared to the first six months of 2019.

We sold 5,597 new Class 4 through 7 medium-duty commercial vehicles, including 420 buses, in the first six months of 2020. This represented a 13.7% decrease compared to 6,480 new Class 4 through 7 medium-duty commercial vehicles, including 458 buses, in the first six months of 2019. A.C.T. Research estimates that unit sales of new Class 4 through 7 commercial vehicles in the U.S. decreased approximately 22.6% in the first six months of 2020, compared to the first six months of 2019.

We sold 521 new light-duty vehicles in the first six months of 2020, a 58.6% decrease compared to 1,258 new light-duty vehicles sold in the first six months of 2019.

We sold 3,326 used commercial vehicles in the first six months of 2020, a 15.6% decrease compared to 3,941 used commercial vehicles in the first six months of 2019.

Truck lease and rental revenues decreased $3.0 million, or 2.4%, in the first six months of 2020, compared to the first six months of 2019.

Finance and insurance revenues decreased $3.6 million, or 27.5%, in the first six months of 2020, compared to the first six months of 2019.

Gross Profit

Gross profit decreased $99.6 million, or 18.9%, in the first six months of 2020, compared to the first six months of 2019. Gross profit as a percentage of sales was 18.6% in the first six months of 2020 and 18.2% in the first six months of 2019.

Gross margins from Aftermarket Products and Services operations decreased to 36.9% in the first six months of 2020, from 38.4% in the first six months of 2019. Gross profit for Aftermarket Products and Services was $296.9 million in the first six months of 2020, compared to $340.7 million in the first six months of 2019. Gross profit from parts sales represented 60% of the total gross profit for Aftermarket Products and Services operations in the first six months of 2020 and the first six months of 2019. Service and collision center operations represented 40% of the total gross profit for Aftermarket Products and Services operations in the first six months of 2020 and the first six months of 2019.

Gross margins on new Class 8 heavy-duty truck sales decreased to 8.3% in the first six months of 2020, from 8.5% in the first six months of 2019.

Gross margins on new Class 4 through 7 medium-duty commercial vehicle sales increased to 6.1% in the first six months of 2020, from 5.4% in the first six months of 2019.

Gross margins on used commercial vehicle sales decreased to 5.5% in the first six months of 2020, from 9.4% in the first six months of 2019.

Gross margins from truck lease and rental sales decreased to 12.2% in the first six months of 2020, from 16.5% in the first six months of 2019.

Finance and insurance revenues and other income, as described above, have limited direct costs and, therefore, contribute a disproportionate share of gross profit.

Selling, General and Administrative Expenses

SG&A expenses decreased $39.9 million, or 10.5%, in the first six months of 2020, compared to the first six months of 2019. SG&A expenses equaled 14.9% of total revenue in the first six months of 2020, compared to 13.2% in the first six months of 2019.

Depreciation and Amortization Expense

Depreciation and amortization expense increased $2.3 million, or 8.8%, in the first six months of 2020, compared to the first six months of 2019.

Interest Expense, Net

Net interest expense decreased $8.5 million, or 54.8%, in the first six months of 2020, compared to the first six months of 2019.

Income before Income Taxes

Income before income taxes decreased $49.8 million, or 47.9%, in the first six months of 2020, compared to the first six months of 2019.

Provision for Income Taxes

Income taxes decreased $11.0 million, or 43.5%, in the first six months of 2020, compared to the first six months of 2019. We provided for taxes at a 26.3% rate in the first six months of 2020 and a 24.5% rate in the first six months of 2019.

Liquidity and Capital Resources

Our short-term cash requirements are primarily for working capital, inventory financing, the renovation and expansion of existing facilities and the construction or purchase of new facilities. Historically, these cash requirements have been met through the retention of profits, borrowings under our floor plan arrangements and bank financings. As of June 30, 2020, we had working capital of approximately $234.7 million, including $215.6 million in cash, available to fund our operations. We believe that these funds, together with expected cash flows from operations, are sufficient to meet our operating requirements for at least the next twelve months. From time to time, we utilize our excess cash on hand to pay down our outstanding borrowings under our floor plan credit agreement with BMO Harris (the “Floor Plan Credit Agreement”), and the resulting interest earned is recognized as an offset to our gross interest expense under the Floor Plan Credit Agreement.

We have a secured line of credit that provides for a maximum borrowing of $17.5 million. There were no advances outstanding under this secured line of credit on June 30, 2020, however, $11.8 million was pledged to secure various letters of credit related to self-insurance products, leaving $5.7 million available for future borrowings as of June 30, 2020.

The Working Capital Facility with BMO Harris includes up to $100.0 million of revolving credit loans available to us for working capital, capital expenditures and other general corporate purposes. The amount of the borrowings under the Working Capital Facility are subject to borrowing base limitations based on the value of our eligible parts inventory and company vehicles. The Working Capital Facility includes a $20 million letter of credit sublimit. Borrowings under the Working Capital Facility bear interest at rates based on LIBOR or the Base Rate (as such terms are defined in the Working Capital Facility), plus an applicable margin determined based on outstanding borrowing under the Working Capital Facility. In addition, we are required to pay a commitment fee on the amount unused under the Working Capital Facility. The Working Capital Facility expires on the earlier of (i) June 30, 2022 and (ii) the date on which all commitments under the Working Capital Facility shall have terminated, whether as a result of the occurrence of the Commitment Termination Date (as defined in the Working Capital Facility) or otherwise. There were no advances outstanding under the Working Capital Facility as of June 30, 2020.

Our long-term real estate debt, floor plan financing agreements and the Working Capital Facility require us to satisfy various financial ratios such as the debt-to-worth ratio, leverage ratio and the fixed charge coverage ratio and certain requirements for tangible net worth and GAAP net worth. As of June 30, 2020, we were in compliance with all debt covenants related to debt secured by real estate, lease and rental units, our floor plan credit agreements and the Working Capital Facility. We do not anticipate any breach of the covenants in the foreseeable future.

During the second quarter of 2020, we paid a cash dividend of $4.7 million. Additionally, on July 21, 2020, our Board of Directors declared a cash dividend of $0.14 per share of Class A and Class B Common Stock, to be paid on September 10, 2020, to all shareholders of record as of August 7, 2020. The total dividend disbursement is estimated at approximately $5.1 million. We expect to continue paying cash dividends on a quarterly basis. However, there is no assurance as to future dividends because the declaration and payment of such dividends is subject to the business judgment of our Board of Directors and will depend on historic and projected earnings, capital requirements, covenant compliance and financial conditions and such other factors as our Board of Directors deem relevant.

On November 26, 2019, our Board of Directors approved a stock repurchase program authorizing management to repurchase, from time to time, up to an aggregate of $100.0 million of our shares of Class A Common Stock and/or Class B Common Stock. As of June 30, 2020, we had repurchased $20.4 million of our shares of common stock under the stock repurchase program. The stock repurchase program was suspended during the first quarter as a result of the COVID-19 pandemic; the suspension was lifted during the third quarter of 2020. Repurchases, if any, will be made at times and in amounts as we deem appropriate and may be made through open market transactions at prevailing market prices, privately negotiated transactions or by other means in accordance with federal securities laws. The actual timing, number and value of repurchases under the stock repurchase program will be determined by management at its discretion and will depend on a number of factors, including market conditions, stock price and other factors, including those related to the ownership requirements of our dealership agreements with Peterbilt.

We anticipate funding the capital expenditures for the improvement and expansion of existing facilities and recurring expenses through our operating cash flows. We have the ability to fund the construction or purchase of new facilities through our operating cash flows or by financing.

We have no other material commitments for capital expenditures as of June 30, 2020. However, we will continue to purchase vehicles for our lease and rental operations and authorize capital expenditures for the improvement or expansion of our existing dealership facilities and construction or purchase of new facilities based on market opportunities.

Cash Flows

Cash and cash equivalents increased by $33.9 million during the six months ended June 30, 2020 and decreased by $20.4 million during the six months ended June 30, 2019. The major components of these changes are discussed below.

Cash Flows from Operating Activities

Cash flows from operating activities include net income adjusted for non-cash items and the effects of changes in working capital. During the first six months of 2020, operating activities resulted in net cash provided by operations of $418.2 million. Net cash provided by operating activities primarily consisted of $39.9 million in net income, as well as non-cash adjustments related to depreciation and amortization of $89.9 million, stock-based compensation of $12.1 million and the benefit for deferred income tax expense of $10.4 million. Cash provided by operating activities included an aggregate of $290.1 million net change in operating assets and liabilities. Included in the net change in operating assets and liabilities were cash inflows of $358.9 million from the decrease in inventories, $21.0 million from the decrease in accounts receivable and $5.2 million from the decrease in other assets which was offset by cash outflows of $36.1 million from decreases in accounts payables, $32.6 million from the net decrease in floor plan, trade, $1.2 million from the decrease in accrued liabilities and $25.1 million from the decrease in customer deposits. The majority of our commercial vehicle inventory is financed through our floor plan credit agreements.

During the first six months of 2019, operating activities resulted in net cash used in operations of $31.9 million. Net cash used in operating activities primarily consisted of $78.7 million in net income, as well as non-cash adjustments related to depreciation and amortization of $85.0 million, stock-based compensation of $13.1 million and the provision for deferred income tax expense of $4.9 million. Cash provided by operating activities included an aggregate of $213.7 million net change in operating assets and liabilities. Included in the net change in operating assets and liabilities were cash inflows of $15.7 million from increases in accounts payable which was offset by cash outflows of $39.0 million from the increase in accounts receivable, $136.6 million from the increase in inventory, $5.3 million from the increase in other assets, $9.8 million from the net decrease in floor plan, trade, $30.6 million from the decrease in accrued liabilities and $7.3 million from the decrease in customer deposits.

In June 2012, we entered into a wholesale financing agreement with Ford Motor Credit Company that provides for the financing of, and is collateralized by, our Ford new vehicle inventory. This wholesale financing agreement bears interest at a rate of the greater of Prime or 4% plus 150 basis points minus certain incentives and rebates. As of June 30, 2020, the interest rate on the wholesale financing agreement was 5.5% before considering the applicable incentives that we are qualified to receive. As of June 30, 2020, we had an outstanding balance of approximately $82.3 million under the Ford Motor Credit Company wholesale financing agreement.

Cash Flows from Investing Activities

During the first six months of 2020, cash used in investing activities was $74.4 million. Cash flows used in investing activities consists primarily of cash used for capital expenditures. Capital expenditures were $82.2 million during the first six months of 2020 and consisted primarily of purchases of property and equipment and improvements to our existing dealership facilities. Property and equipment purchases during the first six months of 2020 included $57.8 million for additional units for the rental and leasing operations, which were directly offset by borrowings of long-term debt. We expect to purchase or lease commercial vehicles worth approximately $90.0 million to $110.0 million for our leasing operations in 2020, depending on customer demand, all of which will be financed. We expect to make capital expenditures for recurring items such as computers, shop tools and equipment and vehicles of approximately $30.0 million to $35.0 million during 2020.

During the first six months of 2019, cash used in investing activities was $181.7 million. Cash flows used in investing activities consists primarily of cash used for capital expenditures. Capital expenditures were $153.1 million during the first six months of 2019 and consisted primarily of purchases of property and equipment and improvements to our existing dealership facilities. Property and equipment purchases during the first six months of 2019 included $109.8 million for additional units for the rental and leasing operations, which were directly offset by borrowings of long-term debt. We also had business acquisitions of $10.2 million during the first six months of 2019, which consisted of the purchase of a Ford dealership in Ceres, California, and a used truck dealership in Jacksonville, Florida, including the real estate associated with each dealership. In addition, we purchased an equity method investment for $22.5 million for 50% of the equity interest in RTC Canada.

Cash Flows from Financing Activities

Cash flows from financing activities include borrowings and repayments of long-term debt and net proceeds of floor plan notes payable, non-trade. During the first six months of 2020, financing activities resulted in net cash used in financing of $309.9 million, primarily related to cash inflows of $5.4 million from the issuance of shares related to equity compensation plans and borrowings of $119.3 million of long-term debt. These cash inflows were offset by $238.8 million from net payments on floor plan notes payable, non-trade, $166.5 million used for principal repayments of long-term debt and capital lease obligations, $19.9 million used for repurchases of common stock and $9.5 million used for payment of cash dividends. The borrowings of long-term debt were primarily related to purchasing units for the rental and leasing operations.

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

Most of our commercial vehicle inventory purchases are made on terms requiring payment to the manufacturer within 15 days or less from the date the commercial vehicles are invoiced from the factory. We finance the majority of all new commercial vehicle inventory and the loan value of our used commercial vehicle inventory under the Floor Plan Credit Agreement. The Floor Plan Credit Agreement includes an aggregate loan commitment of $1.0 billion. Borrowings under the Floor Plan Credit Agreement bear interest at an annual rate equal to (A) the greater of (i) zero and (ii) one month LIBOR rate, determined on the last day of the prior month, plus (B) 1.25% and are payable monthly. Loans under the Floor Plan Credit Agreement for the purchase of used commercial vehicle inventory are limited to $150.0 million and loans for working capital purposes are limited to $200.0 million. The Floor Plan Credit Agreement expires June 30, 2022, although BMO Harris has the right to terminate at any time upon 360 days written notice and we may terminate at any time, subject to specified limited exceptions. On June 30, 2020, we had approximately $564.1 million outstanding under the Floor Plan Credit Agreement. The average daily outstanding borrowings under the Floor Plan Credit Agreement were $681.3 million during the six months ended June 30, 2020. We utilize our excess cash on hand to pay down our outstanding borrowings under the Floor Plan Credit Agreement, and the resulting interest earned is recognized as an offset to our gross interest expense under the Floor Plan Credit Agreement.

Navistar Financial Corporation and Peterbilt offer trade terms that provide an interest-free inventory stocking period for certain new commercial vehicles. This interest-free period is generally 15 to 60 days. If the commercial vehicle is not sold within the interest-free period, we then finance the commercial vehicle under the Floor Plan Credit Agreement.

Backlog

On June 30, 2020, our backlog of commercial vehicle orders was approximately $1,057.1 million, as compared to a backlog of commercial vehicle orders of approximately $1,686.6 million on June 30, 2019. Our backlog is determined quarterly by multiplying the number of new commercial vehicles for each particular type of commercial vehicle ordered by a customer at our Rush Truck Centers by the recent average selling price for that type of commercial vehicle. We include only confirmed orders in our backlog. However, such orders are subject to cancellation. In the event of order cancellation, we have no contractual right to the total revenues reflected in our backlog. The delivery time for a custom-ordered commercial vehicle varies depending on the truck specifications and demand for the particular model ordered. We sell the majority of our new heavy-duty commercial vehicles by customer special order and we sell the majority of our medium- and light-duty commercial vehicles out of inventory. Orders from a number of our major fleet customers are included in our backlog as of June 30, 2020, and we expect to fill the majority of our backlog orders during 2020.

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

We are exposed to market risk through interest rates related to our floor plan financing agreements, the Working Capital Facility, variable rate real estate debt and discount rates related to finance sales. The majority of floor plan debt and variable rate real estate debt is based on LIBOR. As of June 30, 2020, we had floor plan borrowings of approximately $724.9 million and variable interest rate real estate debt of approximately $54.6 million. Assuming an increase or decrease in LIBOR of 100 basis points, annual interest expense could correspondingly increase or decrease by approximately $7.8 million.

ITEM 4. Controls and Procedures.

The Company, under the supervision and with the participation of management, including the Company’s principal executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the principal executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2020 to ensure that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) is accumulated and communicated to Company management, including the principal executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting that occurred during the three months ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. Risk Factors.

While we attempt to identify, manage and mitigate risks and uncertainties associated with our business to the extent practical under the circumstances, some level of risk and uncertainty will always be present. Item 1A, Part I of our 2019 Annual Report on Form 10-K (the “2019 Annual Report”) describes some of the risks and uncertainties associated with our business that have the potential to materially affect our business, financial condition or results of operations.

We supplemented the risk factors described under “Item 1A. Risk Factors” in our 2019 Annual Report on Form 10-K with an additional risk factor under “Item 1A. Risk Factors” in our Form 10-Q for the period ended March 31, 2020.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Company did not make any unregistered sales of equity securities during the second quarter of 2020.

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

3.2	Rush Enterprises, Inc. Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K (File No. 000-20797) filed May 21, 2013)
10.1*	Third Amendment to Credit Agreement, dated as of April 17, 2020 by and among the Company, the Lenders signatory thereto and BMO Harris Bank N.A., as Administrative Agent and Collateral Agent
31.1*	Certification of CEO pursuant to Rules 13a-14(a) and 15d-14(a) adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of CFO pursuant to Rules 13a-14(a) and 15d-14(a) adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of CEO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of CFO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101)

*	Filed herewith
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

RUSH ENTERPRISES, INC.

Date: August 7, 2020	By:	/S/ W.M. “RUSTY” RUSH
W.M. “Rusty” Rush
President, Chief Executive Officer and
Chairman of the Board
(Principal Executive Officer)

Date: August 7, 2020
	By:	/S/ STEVEN L. KELLER
Steven L. Keller
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)