Form 10-Q
period 2020-09-30
RUSH ENTERPRISES INC \TX\
filed 2020-11-06
CIK 1012019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Yes ☐ No ☑

Indicated below is the number of shares outstanding of each of the issuer’s classes of common stock, as of October 30, 2020.

Number of Shares
Title of Class	Outstanding
Class A Common Stock, $.01 Par Value	42,228,096
Class B Common Stock, $.01 Par Value	12,508,881

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, $0.01 par value	RUSHA	NASDAQ Global Select Market
Class B Common Stock, $0.01 par value	RUSHB	NASDAQ Global Select Market

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Shares)

	September 30,	December 31,
	2020	2019
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$259,543	$181,620
Accounts receivable (less allowances for credit losses of $1,262 and $1,424, respectively)	155,677	183,704
Inventories, net	937,878	1,326,080
Prepaid expenses and other	13,315	20,728
Assets held for sale	–	419
Total current assets	1,366,413	1,712,551
Property and equipment, net	1,227,275	1,279,931
Operating lease right-of-use assets, net	57,535	57,197
Goodwill, net	292,142	292,142
Other assets, net	67,324	65,508
Total assets	$3,010,689	$3,407,329

Liabilities and shareholders’ equity
Current liabilities:
Floor plan notes payable	$613,700	$996,336
Current maturities of long-term debt	179,450	189,265
Current maturities of finance lease obligations	23,940	22,892
Current maturities of operating lease obligations	9,986	10,114
Trade accounts payable	109,982	133,697
Customer deposits	36,584	42,695
Accrued expenses	115,621	112,390
Total current liabilities	1,089,263	1,507,389
Long-term debt, net of current maturities	385,408	438,413
Finance lease obligations, net of current maturities	85,268	69,478
Operating lease obligations, net of current maturities	48,212	47,555
Other long-term liabilities	22,765	20,704
Deferred income taxes, net	152,700	164,297
Shareholders’ equity:
Preferred stock, par value $.01 per share; 1,000,000 shares authorized; 0 shares outstanding in 2020 and 2019	–	–
Common stock, par value $.01 per share; 60,000,000 Class A shares and 20,000,000 Class B shares authorized; 42,208,299 Class A shares and 12,518,877 Class B shares outstanding in 2020; and 41,930,472 Class A shares and 12,360,729 Class B shares outstanding in 2019	547	465
Additional paid-in capital	428,823	397,267
Treasury stock, at cost: 24,892 Class B shares in 2020 and 7,583,674 Class A shares and 7,959,511 Class B shares in 2019	(723)	(304,129)
Retained earnings	798,606	1,065,553
Accumulated other comprehensive (loss) income	(180)	337
Total shareholders’ equity	1,227,073	1,159,493
Total liabilities and shareholders’ equity	$3,010,689	$3,407,329

The accompanying notes are an integral part of these consolidated financial statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(In Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Revenues
New and used commercial vehicle sales	$711,754	$1,070,868	$2,060,370	$2,933,952
Aftermarket products and services sales	400,260	454,785	1,205,791	1,341,305
Lease and rental	57,913	62,949	175,984	183,973
Finance and insurance	5,633	5,863	15,060	18,874
Other	3,008	4,800	10,538	14,039
Total revenue	1,178,568	1,599,265	3,467,743	4,492,143
Cost of products sold
New and used commercial vehicle sales	658,192	997,946	1,908,225	2,717,484
Aftermarket products and services sales	258,379	284,328	766,990	830,153
Lease and rental	49,545	52,223	153,244	153,316
Total cost of products sold	966,116	1,334,497	2,828,459	3,700,953
Gross profit	212,452	264,768	639,284	791,190
Selling, general and administrative expense	155,487	192,482	496,756	573,644
Depreciation and amortization expense	14,423	14,033	43,269	40,552
Gain (loss) on sale of assets	326	70	1,807	(12)
Operating income	42,868	58,323	101,066	176,982
Other income	2,113	1,577	5,074	2,316
Interest expense, net	1,053	7,690	8,031	23,120
Income before taxes	43,928	52,210	98,109	156,178
Income tax provision	9,989	13,106	24,247	38,349
Net income	$33,939	$39,104	$73,862	$117,829

Earnings per common share:
Basic	$0.62	$0.71	$1.35	$2.14
Diluted	$0.60	$0.70	$1.32	$2.09

Weighted average shares outstanding:
Basic	55,033	54,817	54,734	55,116
Diluted	56,443	56,026	55,929	56,438

Dividends declared per common share	$0.14	$0.13	$0.40	$0.37

Comprehensive income	$34,427	$39,159	$73,345	$117,763

The accompanying notes are an integral part of these consolidated financial statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In Thousands)

(Unaudited)

	Common Stock						Accumulated
	Shares		$0.01	Additional			Other
	Outstanding		Par	Paid-In	Treasury	Retained	Comprehensive
	Class A	Class B	Value	Capital	Stock	Earnings	(Loss)Income	Total

Balance, December 31, 2019	41,930	12,361	$465	$397,267	$(304,129)	$1,065,553	$337	$1,159,493
Stock options exercised and stock awards	110	–	1	1,421	–	–	–	1,422
Stock-based compensation related to stock options, restricted shares and employee stock purchase plan	–	–	–	8,553	–	–	–	8,553
Vesting of restricted share awards	–	337	2	(2,416)	–	–	–	(2,414)
Issuance of common stock under employee stock purchase plan	92	–	1	1,900	–	–	–	1,901
Common stock repurchases	(833)	(82)	–	–	(19,902)	–	–	(19,902)
Dividend Class A common stock	–	–	–	–	–	(3,646)	–	(3,646)
Dividend Class B common stock	–	–	–	–	–	(1,108)	–	(1,108)
Other comprehensive loss	–	–	–	–	–	–	(1,930)	(1,930)
Net income	–	–	–	–	–	23,107	–	23,107
Balance, March 31, 2020	41,299	12,616	$469	$406,725	$(324,031)	$1,083,906	$(1,593)	$1,165,476
Stock options exercised and stock awards	294	–	2	4,529	–	–	–	4,531
Stock-based compensation related to stock options, restricted shares and employee stock purchase plan	–	–	–	3,586	–	–	–	3,586
Vesting of restricted share awards	–	–	–	(28)	–	–	–	(28)
Dividend Class A common stock	–	–	–	–	–	(3,581)	–	(3,581)
Dividend Class B common stock	–	–	–	–	–	(1,165)	–	(1,165)
Other comprehensive income	–	–	–	–	–	–	925	925
Net income	–	–	–	–	–	16,816	–	16,816
Balance, June 30, 2020	41,593	12,616	$471	$414,812	$(324,031)	$1,095,976	$(668)	$1,186,560
Stock options exercised and stock awards	537	–	3	8,701	–	–	–	8,704
Stock-based compensation related to stock options, restricted shares and employee stock purchase plan	–	–	–	3,324	–	–	–	3,324
Vesting of restricted share awards	–	2	–	(14)	–	–	–	(14)
Issuance of common stock under employee stock purchase plan	85	–	1	2,000				2,001
Common stock repurchases		(95)			(2,749)			(2,749)
Cancellation of treasury stock	(7)	(4)	72		326,057	(326,129)		–
Dividend Class A common stock	–	–	–	–	–	(3,922)	–	(3,922)
Dividend Class B common stock	–	–	–	–	–	(1,258)	–	(1,258)
Other comprehensive income	–	–	–	–	–	–	488	488
Net income	–	–	–	–	–	33,939	–	33,939
Balance, September 30, 2020	42,208	12,519	$547	$428,823	$(723)	$798,606	$(180)	$1,227,073

	Common Stock						Accumulated
	Shares		$0.01	Additional			Other
	Outstanding		Par	Paid-In	Treasury	Retained	Comprehensive
	Class A	Class B	Value	Capital	Stock	Earnings	Income (Loss)	Total

Balance, December 31, 2018	43,064	12,435	$458	$370,025	$(245,842)	$942,287	$–	$1,066,928
Stock options exercised and stock awards	88	–	1	1,230	–	–	–	1,231
Stock-based compensation related to stock options, restricted shares and employee stock purchase plan	–	–	–	8,836	–	–	–	8,836
Vesting of restricted share awards	1	339	2	(2,317)	–	–	–	(2,315)
Issuance of common stock under employee stock purchase plan	86	–	1	1,680	–	–	–	1,681
Common stock repurchases	(959)	(80)	–	–	(26,048)	–	–	(26,048)
Dividend Class A common stock	–	–	–	–	–	(3,389)	–	(3,389)
Dividend Class B common stock	–	–	–	–	–	(991)	–	(991)
Other comprehensive income	–	–	–	–	–	–	384	384
Net income	–	–	–	–	–	37,104	–	37,104
Balance, March 31, 2019	42,280	12,694	$462	$379,454	$(271,890)	$975,011	$384	$1,083,421
Stock options exercised and stock awards	131	–	–	1,745	–	–	–	1,745
Stock-based compensation related to stock options, restricted shares and employee stock purchase plan	–	–	–	4,258	–	–	–	4,258
Vesting of restricted share awards	–	–	–	(517)	–	–	–	(517)
Common stock repurchases	(377)	(100)	–	–	(12,062)	–	–	(12,062)
Dividend Class A common stock	–	–	–	–	–	(3,387)	–	(3,387)
Dividend Class B common stock	–	–	–	–	–	(1,050)	–	(1,050)
Other comprehensive loss	–	–	–	–	–	–	(505)	(505)
Net income	–	–	–	–	–	41,621	–	41,621
Balance, June 30, 2019	42,034	12,594	$462	$384,940	$(283,952)	$1,012,195	$(121)	$1,113,524
Stock options exercised and stock awards	55	–	–	904	–	–	–	904
Stock-based compensation related to stock options, restricted shares and employee stock purchase plan	–	–	–	2,709	–	–	–	2,709
Vesting of restricted share awards	–	–	–	–	–	–	–	–
Issuance of common stock under employee stock purchase plan	90	–	1	1,806	–	–	–	1,807
Common stock repurchases	(469)	(168)	–	–	(16,089)	–	–	(16,089)
Dividend Class A common stock	–	–	–	–	–	(3,637)	–	(3,637)
Dividend Class B common stock	–	–	–	–	–	(1,124)	–	(1,124)
Other comprehensive income	–	–	–	–	–	–	55	55
Net income	–	–	–	–	–	39,104	–	39,104
Balance, September 30, 2019	41,710	12,426	$463	$390,359	$(300,041)	$1,046,538	$(66)	$1,137,253

The accompanying notes are an integral part of these consolidated financial statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2020	2019
Cash flows from operating activities:
Net income	$73,862	$117,829
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	134,001	129,618
(Gain) loss on sale of property and equipment	(1,807)	12
Stock-based compensation expense related to stock options and employee stock purchases	15,463	15,803
Deferred income tax (benefit) expense	(11,597)	21,603
Change in accounts receivable, net	28,027	(29,153)
Change in inventories, net	439,226	5,709
Change in prepaid expenses and other, net	7,413	(13,928)
Change in trade accounts payable	(24,883)	9,848
Payments on floor plan notes payable – trade, net	(62,329)	(14,148)
Change in customer deposits	(6,111)	(2,630)
Change in accrued expenses	2,985	(18,715)
Other, net	(3,781)	(227)
Net cash provided by operating activities	590,469	221,621
Cash flows from investing activities:
Acquisition of property and equipment	(107,839)	(230,595)
Proceeds from the sale of property and equipment	5,663	2,100
Business acquisitions	–	(10,168)
Purchase of equity method investment and call option	–	(22,499)
Change in other assets	3,278	2,412
Net cash used in investing activities	(98,898)	(258,750)
Cash flows from financing activities:
(Payments) draws on floor plan notes payable – non-trade, net	(320,307)	42,370
Proceeds from long-term debt	139,870	162,039
Draws on line of credit	–	135,000
Principal payments on long-term debt	(202,690)	(141,844)
Principal payments on finance lease obligations	(9,539)	(7,508)
Payments on line of credit	–	(135,000)
Proceeds from issuance of shares relating to employee stock options and employee stock purchases	16,103	4,536
Payments of cash dividends	(14,680)	(13,578)
Common stock repurchased	(22,405)	(53,764)
Debt issuance costs	–	(731)
Net cash used in financing activities	(413,648)	(8,480)
Net increase (decrease) in cash and cash equivalents	77,923	(45,609)
Cash and cash equivalents, beginning of period	181,620	131,726
Cash and cash equivalents, end of period	$259,543	$86,117
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$31,153	$43,909
Income taxes, net of refunds	$26,934	$41,197
Noncash investing and financing activities:
Assets acquired under finance leases	$34,839	$24,754
Common stock repurchased	$246	$435
Guaranty agreement	$–	$5,025

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

Stock Split

On September 15, 2020, the Board of Directors of the Company declared a 3-for-2 stock split of the Company’s Class A common stock and Class B common stock, to be effected in the form of a stock dividend. On October 12, 2020, the Company distributed one additional share of stock for every two shares of Class A common stock, par value $0.01 per share, and Class B common stock, par value $0.01 per share, held by shareholders of record as of September 28, 2020. All share and per share data in this Form 10-Q have been adjusted and restated to reflect the stock split as if it occurred on the first day of the earliest period presented.

Adoption of New Accounting Pronouncements

Accounting Standards Update ("ASU") No. 2016-13, Financial Instruments - Credit Losses (“Topic 326”): Measurement of Credit Losses on Financial Instruments, was issued in June 2016. Under Topic 326, existing guidance on reporting credit losses for trade and other receivables, held-to-maturity debt securities and other instruments have been replaced with a new forward-looking "expected loss" model that results in the earlier recognition of allowances for losses. Under Topic 326, the Company is required to use a current expected credit loss (“CECL”) model that immediately recognizes an estimate of credit losses that are expected to occur over the life of the financial instruments that are within the scope of Topic 326. The CECL model uses a broader range of reasonable and supportable information in the development of credit loss estimates. The Company adopted Topic 326 on January 1, 2020, and the new standard did not result in a material impact on its consolidated financial statements. For a complete discussion of accounting for credit losses, see Note 12 – Accounts Receivable and Allowance for Credit Losses of the Notes to Consolidated Financial Statements.

COVID-19 Risks and Uncertainties

In March 2020, the World Health Organization made the assessment that COVID-19 could be characterized as a pandemic, and the President of the United States declared the COVID-19 outbreak a national emergency. The Company’s nationwide network of commercial vehicle dealerships are classified as “essential businesses” and have remained operational across the Company’s dealership network. Despite the dealerships remaining open, the COVID-19 pandemic had a significant negative impact on our financial results during the quarter ended September 30, 2020. The Company is unable to predict the impact that the COVID-19 pandemic will have on its future business and operating results due to numerous uncertainties, including the duration and severity of the outbreak.

2 –Other Assets

ERP Platform

The total capitalized costs of the Company’s SAP enterprise resource planning software platform (“the ERP Platform”) of $7.4 million are recorded on the Consolidated Balance Sheet in Other Assets. Amortization expense relating to the ERP Platform, which is recognized in depreciation and amortization expense in the Consolidated Statements of Income and Comprehensive Income, was $0.5 million for the three months ended September 30, 2020 and the three months ended September 30, 2019, and $1.4 million for the nine months ended September 30, 2020 and the nine months ended September 30, 2019. The Company estimates that amortization expense relating to the ERP Platform will be approximately $1.5 million for 2021 and $1.2 million for each of the next four years.

Franchise Rights

The Company’s only significant identifiable intangible assets, other than goodwill, are rights under franchise agreements with manufacturers. The fair value of the franchise right is determined at the acquisition date by discounting the projected cash flows specific to each acquisition. The carrying value of the Company’s manufacturer franchise rights was $7.0 million as of September 30, 2020 and December 31, 2019, and is included in Other Assets on the accompanying Consolidated Balance Sheet. The Company has determined that manufacturer franchise rights have an indefinite life, as there are no economic or other factors that limit their useful lives and they are expected to generate cash flows indefinitely due to the historically long lives of the manufacturers’ brand names. Furthermore, to the extent that any agreements evidencing manufacturer franchise rights have expiration dates, the Company expects that it will be able to renew those agreements in the ordinary course of business. Accordingly, the Company does not amortize manufacturer franchise rights.

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

Equity Method Investment and Call Option

On February 25, 2019, the Company acquired 50% of the equity interest in Rush Truck Centres of Canada Limited (“RTC Canada”), which acquired the operating assets of Tallman Group, the largest International Truck dealer in Canada. The Company was also granted a call option in the purchase agreement that provides the Company with the right to acquire the remaining 50% equity interest in RTC Canada until the close of business on February 25, 2024. The value of the Company’s call option was $3.6 million as of September 30, 2020, and is reported in Other Assets on the Consolidated Balance Sheet.

On April 25, 2019, the Company entered into a Guaranty Agreement (“Guaranty”) with Bank of Montreal (“BMO”), pursuant to which the Company agreed to guaranty up to CAD250 million (the “Guaranty Cap”) of certain credit facilities entered into by and between Tallman Truck Centre Limited (“TTCL”) and BMO. The Company owned a 50% equity interest in TTCL, which was the sole owner of RTC Canada. Later in 2019, RTC Canada and TTCL were amalgamated into RTC Canada. Interest, fees and expenses incurred by BMO to enforce its rights with respect to the guaranteed obligations and its rights against the Company under the Guaranty are not subject to the Guaranty Cap. In exchange for the Guaranty, RTC Canada is receiving a reduced rate of interest on its credit facilities with BMO. The Guaranty was valued at $5.0 million as of September 30, 2020 and $5.1 million as of December 31, 2019, and is included in the investment in RTC Canada. As of September 30, 2020, the Company’s investment in RTC Canada is $29.6 million. The Company’s equity income in RTC Canada is included in Other income on the Consolidated Statements of Income.

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

4 – Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share information):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Numerator:
Numerator for basic and diluted earnings per share – Net income available to common shareholders	$33,939	$39,104	$73,862	$117,829
Denominator:
Denominator for basic earnings per share – weighted average shares outstanding	55,033	54,817	54,734	55,116
Effect of dilutive securities– Employee and director stock options and restricted share awards	1,410	1,209	1,195	1,322
Denominator for diluted earnings per share – adjusted weighted average shares outstanding and assumed conversions	56,443	56,026	55,929	56,438
Basic earnings per common share	$0.62	$0.71	$1.35	$2.14
Diluted earnings per common share and common share equivalents	$0.60	$0.70	$1.32	$2.09

Options to purchase shares of common stock that were outstanding for the three months and nine months ended September 30, 2020 and 2019 that were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Weighted average anti-dilutive options	1,100	2,065	1,799	1,874

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

Stock-based compensation expense, calculated using the Black-Scholes option-pricing model for employee stock options and included in selling, general and administrative expense, was $3.3 million for the three months ended September 30, 2020, and $2.7 million for the three months ended September 30, 2019. Stock-based compensation expense was $15.5 million for the nine months ended September 30, 2020, and $15.8 million for the nine months ended September 30, 2019.

As of September 30, 2020, the Company had $9.0 million of unrecognized compensation expense related to non-vested employee stock options to be recognized over a weighted-average period of 2.2 years and $9.7 million of unrecognized compensation cost related to non-vested restricted stock units and non-vested restricted stock awards to be recognized over a weighted-average period of 1.3 years.

6 – Financial Instruments and Fair Value

The Company measures certain financial assets and liabilities at fair value on a recurring basis. Financial instruments consist primarily of cash, accounts receivable, accounts payable and floor plan notes payable. The carrying values of the Company’s financial instruments approximate fair value due either to their short-term nature or existence of variable interest rates, which approximate market rates. Certain methods and assumptions were used by the Company in estimating the fair value of financial instruments at September 30, 2020, and December 31, 2019. The carrying value of current assets and current liabilities approximates the fair value due to the short maturity of these items.

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

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on operating income.

The following table contains summarized information about reportable segment revenues, segment income or loss from continuing operations and segment assets for the periods ended September 30, 2020 and 2019 (in thousands):

	Truck Segment	All Other	Total

As of and for the three months ended September 30, 2020

Revenues from external customers	$1,174,662	$3,906	$1,178,568
Segment operating income	42,714	154	42,868
Segment income before taxes	43,844	84	43,928
Segment assets	2,965,188	45,501	3,010,689

For the nine months ended September 30, 2020

Revenues from external customers	$3,456,780	$10,963	$3,467,743
Segment operating income	100,842	224	101,066
Segment income before taxes	98,097	12	98,109

As of and for the three months ended September 30, 2019

Revenues from external customers	$1,595,285	$3,980	$1,599,265
Segment operating income (loss)	58,642	(319)	58,323
Segment income before taxes	51,250	960	52,210
Segment assets	3,364,895	40,359	3,405,254

For the nine months ended September 30, 2019

Revenues from external customers	$4,479,972	$12,171	$4,492,143
Segment operating income	176,963	19	176,982
Segment income before taxes	155,024	1,154	156,178

8 – Income Taxes

The Company had unrecognized income tax benefits totaling $3.0 million as a component of accrued liabilities as of September 30, 2020 and December 31, 2019, the total of which, if recognized, would impact the Company’s effective tax rate. An unfavorable settlement may require a charge to income tax expense and a favorable resolution would be recognized as a reduction to income tax expense. The Company recognizes accrued interest related to unrecognized tax benefits in income tax expense. The Company had approximately $144,000 accrued for the payment of interest as of September 30, 2020 and December 31, 2019. No amounts were accrued for penalties.

The Company does not anticipate a significant change in the amount of unrecognized tax benefits in the next 12 months. As of September 30, 2020, the tax years ended December 31, 2016 through 2019 remained subject to audit by federal tax authorities, and the tax years ended December 31, 2015 through 2019 remained subject to audit by state tax authorities.

Coronavirus Aid, Relief, and Economic Security Act (the CARES Act)

In response to the COVID-19 pandemic, on March 27, 2020, President Donald Trump signed into law the CARES Act. The Company evaluated the provisions of the CARES Act as of September 30, 2020, with no material effect on the financial statements. Provisions of the CARES Act may result in deferral of payment of certain taxes.

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

The following table summarizes the Company’s disaggregated revenue by revenue source for the three months and nine months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Commercial vehicle sales revenue	$711,754	$1,070,868	$2,060,370	$2,933,952
Parts revenue	235,282	258,513	683,684	760,495
Commercial vehicle repair service revenue	164,978	196,272	522,107	580,810
Finance revenue	3,107	3,570	7,986	11,223
Insurance revenue	2,526	2,293	7,074	7,651
Other revenue	3,008	4,800	10,538	14,039
Total	$1,120,655	$1,536,316	$3,291,759	$4,308,170

All of the Company's performance obligations are generally transferred to customers at a point in time. The Company does not have any material contract assets or contract liabilities on the balance sheet as of September 30, 2020 or December 31, 2019. Revenues related to commercial vehicle sales, parts sales, commercial vehicle repair service, finance and the majority of other revenues are related to the Truck Segment.

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

Sales-type leases are recognized by the Company as lease receivables. The lessee obtains control of the underlying asset and the Company recognizes sales revenue upon lease commencement. The receivable for sales-type leases was $5.6 million as of September 30, 2020 and December 31, 2019, and is reflected in Other Assets on the Consolidated Balance Sheet.

Lease and rental income during the three and nine months ended September 30, 2020, and September 30, 2019, consisted of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Minimum rental payments	$50,085	$54,538	$153,453	$159,866
Nonlease payments	7,828	8,411	22,531	24,107
Total	$57,913	$62,949	$175,984	$183,973

11 – Accumulated Other Comprehensive (Loss) Income

The following table shows the components of accumulated other comprehensive loss (in thousands):

Balance as of December 31, 2019	$337
Foreign currency translation adjustment	(1,930)
Balance as of March 31, 2020	$(1,593)
Foreign currency translation adjustment	925
Balance as of June 30, 2020	$(668)
Foreign currency translation adjustment	488
Balance at September 30, 2020	$(180)

The equity method investment in RTC Canada was valued using the exchange rate of one US Dollar equals 1.33 Canadian dollars as of September 30, 2020. The adjustment is reflected in Other Assets on the Consolidated Balance Sheet.

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

Accounts receivable consists primarily of commercial vehicle sales receivables, manufacturers’ receivables, leasing and parts and service receivables and other trade receivables. The Company maintains an allowance for credit losses based on the probability of default, its historical rate of losses, aging and current economic conditions. The Company’s assessment of future losses in the first nine months of 2020 considered the impact of the COVID-19 pandemic on forecasted economic trends. The Company writes off account balances when it has exhausted reasonable collection efforts and determined that the likelihood of collection is remote. These write-offs are charged against the allowance for credit losses.

The following table summarizes the changes in the allowance for credit losses (in thousands):

	Balance December 31, 2019	Provision for the Nine Months Ended September 30, 2020	Write offs Against Allowance, net of Recoveries		Balance September 30, 2020

Commercial vehicle receivables	$11	$96	$	−	$107
Manufacturers’ receivables	410	895		(1,131)	174
Leasing, parts and service receivables	989	1,182		(1,205)	966
Other receivables	14	15		(14)	15
Total	$1,424	$2,188		$(2,350)	$1,262

13 – Subsequent Event

On October 12, 2020, the Company distributed one additional share of stock for every two shares of the Company’s Class A common stock, par value $0.01 per share, and Class B common stock, par value $0.01 per share, held by shareholders of record as of September 28, 2020, thus completing a three-for-two stock split of the Company’s Class A common stock and Class B common stock. All share and per share data in this quarterly report on Form 10-Q have been adjusted and restated to reflect the stock split as if it occurred on the first day of the earliest period presented.

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

The COVID-19 Pandemic and Its Impact on Our Business

Rush Truck Centers are classified as “essential businesses” and our dealership network has remained operational since the beginning of the COVID-19 pandemic, although some hours of operation have been modified. Despite our dealerships remaining open, the COVID-19 pandemic had a significant negative impact on our revenues in the third quarter of 2020, and we expect that the negative impact of the COVID-19 pandemic on our revenues, and business in general, will be substantial for the foreseeable future.  However, based on current market conditions and the steps we have taken to reduce expenses, we continue to believe the worst of the pandemic’s effect on our business may be behind us.

We are monitoring and complying with CDC guidelines for limiting the spread of COVID-19 and complying with all applicable federal, state and local executive orders. We also provide employees who are unable to work as a direct result of COVID-19 with up to two weeks of additional sick leave despite the fact that we are generally not legally obligated to do so. In accordance with CDC guidelines, we have mandated that all employees stay at least 6 feet away from each other and our customers. In addition, we are requiring all our employees to wear face coverings, regardless of whether state or local laws require face coverings, and we are cleaning and disinfecting our facilities on a regular basis. We are also providing curbside parts pick-up, online parts ordering and web-based vehicle service communication to reduce in-person interactions. Our service teams are minimizing contact with customers and taking extra precautions to keep high-touch areas on customer vehicles clean and disinfected.

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

Rental and Leasing Operations

With respect to our rental and leasing operations during the third quarter, we allowed certain credit-worthy customers that serve industries that have been dramatically impacted by the COVID-19 pandemic to skip up to three months of lease payments and either extended the lease term by three months or increased the remaining payments to keep the same lease term.  These customers have resumed payments.

Liquidity

As of September 30, 2020, our total net liquidity was approximately $365.2 million, including $259.5 million in cash and $105.7 million available under our various credit agreements, excluding our floor plan credit agreements. Our working capital facility (“the Working Capital Facility”) with BMO Harris Bank N.A. (“BMO Harris”) includes up to $100.0 million of revolving credit loans that are available to us for working capital, capital expenditures and other general corporate purposes. We currently have no outstanding draws on this line of credit. We continue to believe that we are well positioned to navigate the economic and industry challenges that may lie ahead as a result of the COVID-19 pandemic. For further discussion of our liquidity, see the Liquidity and Capital Resources discussion set forth herein.

Outlook

A.C.T. Research Co., LLC (“A.C.T. Research”), a commercial vehicle industry data and forecasting service provider, currently forecasts new U.S. Class 8 retail truck sales to be 186,300 units in 2020, which would represent a 33.8% decrease compared to 2019.   As anticipated, our Class 8 new truck sales in the third quarter were down significantly from the same time period in 2019, due to the previously anticipated industry downturn in new Class 8 truck sales and the COVID-19 pandemic, but encouragingly, were up significantly over the second quarter.  We expect our new Class 8 truck sales in the fourth quarter to be similar to our results in the third quarter. However, while we continue to see increased quoting activity, there are still many uncertainties regarding the COVID-19 pandemic, including its impact on the economy, and the presidential election, which could have a significant negative impact on truck sales.

With respect to new U.S. Class 4-7 retail commercial vehicle sales, A.C.T. Research currently forecasts sales to be 216,100 units in 2020, which would represent a 19.1% decrease compared to 2019.  Similar to our Class 8 new truck sales, our third quarter Class 4 through 7 new commercial vehicle sales were significantly impacted by the COVID-19 pandemic and the overall industry downturn, but were up significantly over the second quarter. We believe that our fourth quarter medium-duty commercial vehicle sales will be similar to our results in the third quarter, subject to the uncertainties detailed above with respect to our outlook on new Class 8 truck sales.

With respect to our Aftermarket Products and Services business and similarly to our new commercial vehicle sales, our third quarter revenues declined significantly as a result of the COVID-19 pandemic compared to 2019, but were up significantly over the second quarter of 2020.  Although we expect seasonal softness through the winter, which is normal for our business, we are cautiously optimistic that increased freight demand may offset the normal seasonal softness. Regardless, we believe that the recovery for our Aftermarket Products and Services business will be gradual, and that the COVID-19 pandemic will continue to impact our Aftermarket Products and Services revenues for the foreseeable future.

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

Allowance for Credit Losses

All trade receivables are reported on the consolidated balance sheet at their cost basis adjusted for any write-offs and net of allowances for credit losses. We maintain allowances for credit losses, which represent an estimate of expected losses over the remaining contractual life of our receivables after considering current market conditions and estimates for supportable forecasts when appropriate. The estimate is a result of our ongoing assessments and evaluations of collectability, historical loss experience, and future expectations in estimating credit losses in each of our receivable portfolios (commercial vehicle receivables, manufacturers’ receivables, parts and service receivables, leasing receivables and other trade receivables). For trade receivables, we use the probability of default and our historical loss experience rates by portfolio and apply them to a related aging analysis while also considering customer and/or economic risk where appropriate. Determination of the proper amount of allowances by portfolio requires management to exercise judgment about the timing, frequency and severity of credit losses that could materially affect the provision for credit losses and, as a result, net earnings. The allowances take into consideration numerous quantitative and qualitative factors that include receivable type, historical loss experience, collection experience, current economic conditions, estimates for supportable forecasts (when appropriate) and credit risk characteristics.

Stock Split

On September 15, 2020, our Board of Directors declared a 3-for-2 stock split of our Class A common stock and Class B common stock, to be effected in the form of a stock dividend. On October 12, 2020, we distributed one additional share of stock for every two shares of Class A common stock, par value $0.01 per share, and Class B common stock, par value $0.01 per share, held by shareholders of record as of September 28, 2020. All share and per share data in this Form 10-Q have been adjusted and restated to reflect the stock split as if it occurred on the first day of the earliest period presented.

Results of Operations

The following discussion and analysis includes our historical results of operations for the three months and nine months ended September 30, 2020 and 2019.

The following table sets forth certain financial data as a percentage of total revenues for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue
New and used commercial vehicle sales	60.4%	67.0%	59.4%	65.3%
Aftermarket products and services sales	34.0	28.4	34.8	29.9
Lease and rental sales	4.9	3.9	5.1	4.1
Finance and insurance	0.5	0.4	0.4	0.4
Other	0.2	0.3	0.3	0.3
Total revenues	100.0	100.0	100.0	100.0
Cost of products sold	82.0	83.4	81.6	82.4
Gross profit	18.0	16.6	18.4	17.6
Selling, general and administrative	13.2	12.0	14.3	12.8
Depreciation and amortization	1.2	0.9	1.3	0.9
Gain on sale of assets	0.0	0.0	0.1	0.0
Operating income	3.6	3.7	2.9	3.9
Other income	0.2	0.1	0.1	0.1
Interest expense, net	0.1	0.5	0.2	0.5
Income before income taxes	3.7	3.3	2.8	3.5
Provision for income taxes	0.8	0.8	0.7	0.9
Net income	2.9%	2.5%	2.1%	2.6%

The following table sets forth for the periods indicated the percent of gross profit by revenue source:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Gross Profit:
New and used commercial vehicle sales	25.2%	27.5%	23.8%	27.4%
Aftermarket products and services sales	66.8	64.4	68.6	64.6
Lease and rental	3.9	4.1	3.6	3.9
Finance and insurance	2.7	2.2	2.4	2.4
Other	1.4	1.8	1.6	1.7
Total gross profit	100.0%	100.0%	100.0%	100.0%

The following table sets forth the unit sales and revenues for new heavy-duty, new medium-duty, new light-duty and used commercial vehicles and our absorption ratio (revenue in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	% Change	2020	2019	% Change

Vehicle unit sales:
New heavy-duty vehicles	2,584	4,318	-40.2%	7,528	11,857	-36.5%
New medium-duty vehicles	2,941	4,566	-35.6%	8,538	11,048	-22.7%
New light-duty vehicles	283	525	-46.1%	804	1,783	-54.9%
Total new vehicle unit sales	5,808	9,409	-38.3%	16,870	24,688	-31.7%
Used vehicles	2,055	1,868	10.0%	5,381	5,809	-7.4%

Vehicle revenues:
New heavy-duty vehicles	$370.8	$605.7	-38.8%	$1,129.3	$1,732.9	-34.8%
New medium-duty vehicles	247.5	357.0	-30.7%	683.2	844.7	-19.1%
New light-duty vehicles	12.1	21.5	-43.7%	34.8	72.5	-52.0%
Total new vehicle revenue	$630.4	$984.2	-35.9%	$1,847.3	$2,650.1	-30.3%
Used vehicle revenue	$76.2	$80.4	-5.2%	$202.7	$253.3	-20.0%

Other vehicle revenues:(1)	$5.2	$6.3	-17.5%	$10.4	$15.7	-33.8%

Absorption ratio:	119.4%	120.0%	-0.5%	114.6%	121.3%	-5.5%

(1) Includes sales of truck bodies, trailers and other new equipment.

Key Performance Indicator

Absorption Ratio

Management uses several performance metrics to evaluate the performance of our commercial vehicle dealerships and considers Rush Truck Centers’ “absorption ratio” to be of critical importance. Absorption ratio is calculated by dividing the gross profit from the parts, service and collision center (collectively, “Aftermarket Products and Services”) departments by the overhead expenses of all of a dealership’s departments, except for the selling expenses of the new and used commercial vehicle departments and carrying costs of new and used commercial vehicle inventory. When 100% absorption is achieved, all of the gross profit from the sale of a commercial vehicle, after sales commissions and inventory carrying costs, directly impacts operating profit. Our commercial vehicle dealerships achieved a 119.4% absorption ratio for the third quarter of 2020 compared to a 120.0% absorption ratio for the third quarter of 2019.

Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019

Revenues

Total revenues decreased $420.7 million, or 26.3%, in the third quarter of 2020, compared to the third quarter of 2019. This decline was primarily due to the effects of the COVID-19 pandemic, in addition to fewer new commercial vehicle sales resulting from the anticipated downturn in demand for new commercial vehicles.

Our Aftermarket Products and Services revenues totaled $400.3 million in the third quarter of 2020, down 12% from the third quarter of 2019. This decline was primarily due to the effects of the COVID-19 pandemic. We expect our Aftermarket Products and Services revenues to decrease approximately 9% to 11% in 2020, compared to 2019.

Revenues from sales of new and used commercial vehicles decreased $359.1 million, or 33.5%, in the third quarter of 2020, compared to the third quarter of 2019. This decline was a result of both the COVID-19 pandemic and the anticipated downturn in new commercial vehicle sales resulting from record to near-record sales of commercial vehicles in 2018 and 2019.

We sold 2,584 heavy-duty trucks in the third quarter of 2020, a 40.2% decrease compared to 4,318 heavy-duty trucks sold in the third quarter of 2019. According to A.C.T. Research, new U. S. Class 8 truck retail sales are estimated to total 186,300 truck units in 2020, a 33.8% decrease compared to 281,440 units sold in 2019. We expect our share of the U.S. new Class 8 truck sales market to be approximately 5.3% to 5.5% in 2020. This market share percentage would result in the sale of approximately 10,000 to 10,500 of new Class 8 trucks in 2020, based on A.C.T. Research’s current U.S. retail sales estimate of 186,300 units.

We sold 2,941 medium-duty commercial vehicles, including 429 buses, in the third quarter of 2020, a 35.6% decrease compared to 4,566 medium-duty commercial vehicles, including 525 buses, in the third quarter of 2019. According to A.C.T. Research, new U. S. Class 4 through 7 commercial vehicle retail sales are estimated to total 216,100 units in 2020, a 19.1% decrease compared to 266,977 units sold in 2019. We expect our share of the U.S. new Class 4 through 7 commercial vehicle sales market to be approximately 4.8% to 5.0% in 2020. This market share percentage would result in the sale of approximately 10,300 to 10,800 of new Class 4 through 7 commercial vehicles in 2020, based on A.C.T. Research’s current U.S. retail sales estimate of 216,100 units.

We sold 283 light-duty vehicles in the third quarter of 2020, a 46.1% decrease compared to 525 light-duty vehicles sold in the third quarter of 2019. We expect to sell approximately 1,100 light-duty vehicles in 2020.

We sold 2,055 used commercial vehicles in the third quarter of 2020, a 10.0% increase compared to 1,868 used commercial vehicles in the third quarter of 2019. We expect to sell approximately 7,100 used commercial vehicles in 2020.

Commercial vehicle lease and rental revenues decreased $5.0 million, or 8.0%, in the third quarter of 2020, compared to the third quarter of 2019. This decrease is primarily related to the decrease in size and utilization of the rental fleet. We expect lease and rental revenues to decrease 4% to 5% during 2020, compared to 2019.

Finance and insurance revenues decreased $0.2 million, or 3.9%, in the third quarter of 2020, compared to the third quarter of 2019. We expect finance and insurance revenues to fluctuate proportionately with our new and used commercial vehicle sales in 2020. Finance and insurance revenues have limited direct costs and, therefore, contribute a disproportionate share of our operating profits.

Gross Profit

Gross profit decreased $52.3 million, or 19.8%, in the third quarter of 2020, compared to the third quarter of 2019. Gross profit as a percentage of sales increased to 18.0% in the third quarter of 2020, from 16.6% in the third quarter of 2019. This increase in gross profit as a percentage of sales is a result of a change in our product sales mix. Commercial vehicle sales, a lower margin revenue item, decreased as a percentage of total revenues to 60.4% in the third quarter of 2020, from 67.0% in the third quarter of 2019. Aftermarket Products and Services revenues, a higher margin revenue item, increased as a percentage of total revenues to 34.0% in the third quarter of 2020, from 28.4% in the third quarter of 2019.

Gross margins from our Aftermarket Products and Services operations decreased to 35.4% in the third quarter of 2020, from 37.5% in the third quarter of 2019. This decrease is primarily related to the decrease in parts rebates from parts suppliers and the increase in inventory obsolescence reserves in the third quarter of 2020. Gross profit for the Aftermarket Products and Services departments decreased to $141.9 million in the third quarter of 2020, from $170.5 million in the third quarter of 2019. This decrease in gross profit is consistent with the decrease in Aftermarket Products and Services revenues, primarily due to the effects of the COVID-19 pandemic. Historically, gross margins on parts sales range from 27% to 28% and gross margins on service and collision center operations range from 67% to 68%. Gross profits from parts sales represented 58.8% of total gross profit for Aftermarket Products and Services operations in the third quarter of 2020 and 60.2% in the third quarter of 2019. Service and collision center operations represented 41.2% of total gross profit for Aftermarket Products and Services operations in the third quarter of 2020 and 39.8% in the third quarter of 2019.

Gross margins on new Class 8 truck sales increased to 7.8% in the third quarter of 2020, from 7.1% in the third quarter of 2019. This increase is primarily related to increased demand for new commercial vehicles and the mix of purchasers in the third quarter of 2020.

Gross margins on new Class 4 through 7 commercial vehicle sales increased to 5.9% in the third quarter of 2020, from 5.4% in the third quarter of 2019. This increase is primarily due to the mix of purchasers during the third quarter of 2020.

Gross margins on used commercial vehicle sales increased to 12.0% in the third quarter of 2020, from 9.8% in the third quarter of 2019. This increase is due to the unanticipated increased demand for used commercial vehicles.

Gross margins from truck lease and rental sales decreased to 14.4% in the third quarter of 2020, from 17.0% in the third quarter of 2019. This decrease is primarily related to decreased rental fleet utilization. Our policy is to depreciate our lease and rental fleet using a straight-line method over each customer’s contractual lease term. The lease unit is depreciated to a residual value that approximates fair value at the expiration of the lease term. This policy results in us realizing reasonable gross margins while the unit is in service and a corresponding gain or loss on sale when the unit is sold at the end of the lease term.

Finance and insurance revenues and other income, as described above, have limited direct costs and, therefore, contribute a disproportionate share of gross profit.

Selling, General and Administrative Expenses

Selling, General and Administrative (“SG&A”) expenses decreased $37.0 million, or 19.2%, in the third quarter of 2020, compared to the third quarter of 2019. This decrease is primarily related to expense reductions that began in the fourth quarter of 2019 and were fully implemented in the first half of 2020 and decreased selling expense, compared to the third quarter of 2019. SG&A expenses as a percentage of total revenues increased to 13.2% in the third quarter of 2020, from 12.0% in the third quarter of 2019. Annual SG&A expenses as a percentage of total revenues have recently ranged from 12.4% to 13.9% over the last five years. In general, when new and used commercial vehicle revenues decrease as a percentage of total revenues, SG&A expenses as a percentage of total revenues will be at the higher end of this range. For 2020, we expect SG&A expenses as a percentage of total revenues to range from 13.8% to 14.5%, due to the decrease in revenues from new and used commercial vehicle sales and Aftermarket Products and Services sales, and the selling portion of SG&A expenses to be approximately 25.0% to 30.0% of new and used commercial vehicle gross profit.

Depreciation and Amortization Expense

Depreciation and amortization expense increased $0.4 million, or 2.8%, in the third quarter of 2020, compared to the third quarter of 2019.

Interest Expense, Net

Net interest expense decreased $6.6 million, or 86.3%, in the third quarter of 2020, compared to the third quarter of 2019. This decrease in interest expense is a result of the decrease in inventory levels and lower floor plan interest rates in the third quarter of 2020, compared to the third quarter of 2019. We expect net interest expense in 2020 to decrease, but the amount of the decrease will depend on inventory levels, interest rate fluctuations and the amount of cash available to make prepayments on our floor plan arrangements.

Income before Income Taxes

As a result of the factors described above, income before income taxes decreased $8.3 million, or 15.9%, in the third quarter of 2020, compared to the third quarter of 2019.

Income Taxes

Income taxes decreased $3.1 million, or 23.8%, in the third quarter of 2020, compared to the third quarter of 2019. We provided for taxes at a 22.7% effective rate in the third quarter of 2020 and 25.1% in the third quarter of 2019. We expect our effective tax rate to be approximately 26% to 28% of pretax income in 2020.

Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019

Unless otherwise stated below, our variance explanations and future expectations with regard to the items discussed in this section are set forth in the discussion of the Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019.

Revenues

Total revenues decreased $1,024.4 million, or 22.8%, in the first nine months of 2020, compared to the first nine months of 2019.

Aftermarket Products and Services revenues decreased $135.5 million, or 10.1%, in the first nine months of 2020, compared to the first nine months of 2019.

Revenues from the sales of new and used commercial vehicles decreased $873.6 million, or 29.8%, in the first nine months of 2020, compared to the first nine months of 2019.

We sold 7,528 new Class 8 heavy-duty trucks during the first nine months of 2020, a 36.5% decrease compared to 11,995 new Class 8 heavy-duty trucks in the first nine months of 2019. According to A.C.T. Research, new U.S. Class 8 truck sales decreased 36.6% in the first nine months of 2020, compared to the first nine months of 2019.

We sold 8,538 new Class 4 through 7 medium-duty commercial vehicles, including 853 buses, during the first nine months of 2020, a 22.7% decrease compared to 11,046 new Class 4 through 7 medium-duty commercial vehicles, including 983 buses, in the first nine months of 2019. A.C.T. Research estimates that unit sales of new Class 4 through 7 commercial vehicles, including buses, in the U.S decreased approximately 17.6% in the first nine months of 2020, compared to the first nine months of 2019.

We sold 804 light-duty commercial vehicles during the first nine months of 2020, a 54.9% decrease compared to 1,783 light-duty commercial vehicles in the first nine months of 2019.

We sold 5,381 used commercial vehicles during the first nine months of 2020, a 7.4% decrease compared to 5,809 used commercial vehicles in the first nine months of 2019.

Truck lease and rental revenues decreased $8.0 million, or 4.3%, in the first nine months of 2020, compared to the first nine months of 2019.

Finance and insurance revenues decreased $3.8 million, or 20.2%, in the first nine months of 2020, compared to the first nine months of 2019.

Gross Profit

Gross profit decreased $151.9 million, or 19.2%, in the first nine months of 2020, compared to the first nine months of 2019. Gross profit as a percentage of sales increased to 18.4% in the first nine months of 2020, from 17.6% in the first nine months of 2019.

Gross margins from our Aftermarket Products and Services operations decreased to 36.4% in the first nine months of 2020, from 38.1% in the first nine months of 2019. Gross profit for the Aftermarket Products and Services departments was $438.8 million in the first nine months of 2020, compared to $511.2 million in the first nine months of 2019. Gross profits from parts sales represented 59.3% of total gross profit for Aftermarket Products and Services operations in the first nine months of 2020 and 60.2% in the first nine months of 2019. Service and collision center operations represented 40.7% of total gross profit for Aftermarket Products and Services operations in the first nine months of 2020 and 39.8% in the first nine months of 2019.

Gross margins on new Class 8 truck sales were 8.1% in the first nine months of 2020 and 8.0% in the first nine months of 2019.

Gross margins on new Class 4 through 7 medium-duty commercial vehicle sales increased to 6.0% in the first nine months of 2020, from 5.3% in the first nine months of 2019.

Gross margins on used commercial vehicle sales decreased to 8.0% in the first nine months of 2020, from 9.5% in the first nine months of 2019.

Gross margins from truck lease and rental sales decreased to 12.9% in the first nine months of 2020, from 16.7% in the first nine months of 2019.

Selling, General and Administrative Expenses

SG&A expenses decreased $76.9 million, or 13.4%, in the first nine months of 2020, compared to the first nine months of 2019. SG&A expenses equaled 14.3% of total revenue in the first nine months of 2020, and 12.8% in the first nine months of 2019.

Depreciation and Amortization Expense

Depreciation and amortization expense increased $2.7 million, or 6.7%, in the first nine months of 2020, compared to the first nine months of 2019.

Interest Expense, Net

Net interest expense decreased $15.1 million, or 65.3%, in the first nine months of 2020, compared to the first nine months of 2019.

Income before Income Taxes

Income before income taxes decreased $58.1 million, or 37.2%, in the first nine months of 2020, compared to the first nine months of 2019.

Provision for Income Taxes

Income taxes decreased $14.1 million, or 36.8%, in the first nine months of 2020, compared to the first nine months of 2019. We provided for taxes at a 24.7% rate in the first nine months of 2020 and a 24.6% rate in the first nine months of 2019.

Liquidity and Capital Resources

Our short-term cash requirements are primarily for working capital, inventory financing, the renovation and expansion of existing facilities and the construction or purchase of new facilities. Historically, these cash requirements have been met through the retention of profits, borrowings under our floor plan arrangements and bank financings. As of September 30, 2020, we had working capital of approximately $277.2 million, including $259.5 million in cash, available to fund our operations. We believe that these funds, together with expected cash flows from operations, are sufficient to meet our operating requirements for at least the next twelve months. From time to time, we utilize our excess cash on hand to pay down our outstanding borrowings under our floor plan credit agreement with BMO Harris Bank N.A. (“BMO Harris”) (the “Floor Plan Credit Agreement”), and the resulting interest earned is recognized as an offset to our gross interest expense under the Floor Plan Credit Agreement.

We have a secured line of credit that provides for a maximum borrowing of $17.5 million. There were no advances outstanding under this secured line of credit at September 30, 2020, however, $11.8 million was pledged to secure various letters of credit related to self-insurance products, leaving $5.7 million available for future borrowings as of September 30, 2020.

The Working Capital Facility with BMO Harris includes up to $100.0 million of revolving credit loans available to us for working capital, capital expenditures and other general corporate purposes. The amount of the borrowings under the Working Capital Facility are subject to borrowing base limitations based on the value of our eligible parts inventory and company vehicles. The Working Capital Facility includes a $20 million letter of credit sublimit. Borrowings under the Working Capital Facility bear interest at rates based on LIBOR or the Base Rate (as such terms are defined in the Working Capital Facility), plus an applicable margin determined based on outstanding borrowing under the Working Capital Facility. In addition, we are required to pay a commitment fee on the amount unused under the Working Capital Facility. The Working Capital Facility expires on the earlier of (i) June 30, 2022 and (ii) the date on which all commitments under the Working Capital Facility shall have terminated, whether as a result of the occurrence of the Commitment Termination Date (as defined in the Working Capital Facility) or otherwise. There were no advances outstanding under the Working Capital Facility as of September 30, 2020.

Our long-term real estate debt, floor plan financing agreements and the Working Capital Facility require us to satisfy various financial ratios such as the debt-to-worth ratio, leverage ratio and the fixed charge coverage ratio and certain requirements for tangible net worth and GAAP net worth. As of September 30, 2020, we were in compliance with all debt covenants related to debt secured by real estate, lease and rental units, our floor plan credit agreements and the Working Capital Facility. We do not anticipate any breach of the covenants in the foreseeable future.

During the third quarter of 2020, we paid a cash dividend of $5.1 million. Additionally, on October 20, 2020, our Board of Directors declared a cash dividend of $0.14 per share of Class A and Class B Common Stock, to be paid on December 10, 2020, to all shareholders of record as of November 9, 2020. The total dividend disbursement is estimated at approximately $7.6 million. We expect to continue paying cash dividends on a quarterly basis. However, there is no assurance as to future dividends because the declaration and payment of such dividends is subject to the business judgment of our Board of Directors and will depend on historic and projected earnings, capital requirements, covenant compliance and financial conditions and such other factors as our Board of Directors deem relevant.

On November 26, 2019, our Board of Directors approved a stock repurchase program authorizing management to repurchase, from time to time, up to an aggregate of $100.0 million of our shares of Class A Common Stock and/or Class B Common Stock. As of September 30, 2020, we had repurchased $23.2 million of our shares of common stock under the stock repurchase program. The stock repurchase program was suspended during the latter part of the first quarter of 2020 and through the second quarter as a result of the COVID-19 pandemic; the suspension was lifted during the third quarter of 2020. Repurchases, if any, will be made at times and in amounts as we deem appropriate and may be made through open market transactions at prevailing market prices, privately negotiated transactions or by other means in accordance with federal securities laws. The actual timing, number and value of repurchases under the stock repurchase program will be determined by management at its discretion and will depend on a number of factors, including market conditions, stock price and other factors, including those related to the ownership requirements of our dealership agreements with Peterbilt.

We anticipate funding the capital expenditures for the improvement and expansion of existing facilities and recurring expenses through our operating cash flows. We have the ability to fund the construction or purchase of new facilities through our operating cash flows or by financing.

We have no other material commitments for capital expenditures as of September 30, 2020. However, we will continue to purchase vehicles for our lease and rental operations and authorize capital expenditures for the improvement or expansion of our existing dealership facilities and construction or purchase of new facilities based on market opportunities.

Cash Flows

Cash and cash equivalents increased by $77.9 million during the nine months ended September 30, 2020 and decreased by $45.6 million during the nine months ended September 30, 2019. The major components of these changes are discussed below.

Cash Flows from Operating Activities

Cash flows from operating activities include net income adjusted for non-cash items and the effects of changes in working capital. During the first nine months of 2020, operating activities resulted in net cash provided by operations of $590.5 million. Net cash provided by operating activities primarily consisted of $73.9 million in net income, as well as non-cash adjustments related to depreciation and amortization of $134.0 million, stock-based compensation of $15.5 million and the benefit for deferred income tax expense of $11.6 million. Cash provided by operating activities included an aggregate of $384.3 million net change in operating assets and liabilities. Included in the net change in operating assets and liabilities were cash inflows of $439.2 million from the decrease in inventories, $28.0 million from the decrease in accounts receivable and $7.4 million from the decrease in other assets and $3.0 million from the increase in accrued liabilities, which was offset by cash outflows of $24.9 million from decreases in accounts payables, $62.3 million from the net decrease in floor plan, trade and $6.1 million from the decrease in customer deposits. The majority of our commercial vehicle inventory is financed through our floor plan credit agreements.

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

In June 2012, we entered into a wholesale financing agreement with Ford Motor Credit Company that provides for the financing of, and is collateralized by, our Ford new vehicle inventory. This wholesale financing agreement bears interest at a rate of the greater of Prime or 4% plus 150 basis points minus certain incentives and rebates. As of September 30, 2020, the interest rate on the wholesale financing agreement was 5.5% before considering the applicable incentives that we are qualified to receive. As of September 30, 2020, we had an outstanding balance of approximately $52.6 million under the Ford Motor Credit Company wholesale financing agreement.

Cash Flows from Investing Activities

During the first nine months of 2020, cash used in investing activities was $98.9 million. Cash flows used in investing activities consists primarily of cash used for capital expenditures. Capital expenditures were $107.8 million during the first nine months of 2020 and consisted primarily of purchases of property and equipment and improvements to our existing dealership facilities. Property and equipment purchases during the first nine months of 2020 included $75.6 million for additional units for the rental and leasing operations, which were directly offset by borrowings of long-term debt. We expect to purchase or lease commercial vehicles worth approximately $90.0 million to $110.0 million for our leasing operations in 2020, depending on customer demand, all of which will be financed. We expect to make capital expenditures for recurring items such as computers, shop tools and equipment and vehicles of approximately $30.0 million to $35.0 million during 2020.

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

Cash Flows from Financing Activities

Cash flows from financing activities include borrowings and repayments of long-term debt and net proceeds of floor plan notes payable, non-trade. During the first nine months of 2020, financing activities resulted in net cash used in financing of $413.6 million, primarily related to $320.3 million from net payments on floor plan notes payable, non-trade, $212.2 million used for principal repayments of long-term debt and capital lease obligations, $22.4 million used for repurchases of common stock and $14.7 million used for payment of cash dividends. These cash outflows were offset by cash inflows of $16.1 million from the issuance of shares related to equity compensation plans and borrowings of $139.9 million of long-term debt. The borrowings of long-term debt were primarily related to purchasing units for the rental and leasing operations.

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

Most of our commercial vehicle inventory purchases are made on terms requiring payment to the manufacturer within 15 days or less from the date the commercial vehicles are invoiced from the factory. We finance the majority of all new commercial vehicle inventory and the loan value of our used commercial vehicle inventory under the Floor Plan Credit Agreement. The Floor Plan Credit Agreement includes an aggregate loan commitment of $1.0 billion. Borrowings under the Floor Plan Credit Agreement bear interest at an annual rate equal to (A) the greater of (i) zero and (ii) one month LIBOR rate, determined on the last day of the prior month, plus (B) 1.25% and are payable monthly. Loans under the Floor Plan Credit Agreement for the purchase of used commercial vehicle inventory are limited to $150.0 million and loans for working capital purposes are limited to $200.0 million. The Floor Plan Credit Agreement expires September 30, 2022, although BMO Harris has the right to terminate at any time upon 360 days written notice and we may terminate at any time, subject to specified limited exceptions. On September 30, 2020, we had approximately $492.1 million outstanding under the Floor Plan Credit Agreement. The average daily outstanding borrowings under the Floor Plan Credit Agreement were $629.3 million during the nine months ended September 30, 2020. We utilize our excess cash on hand to pay down our outstanding borrowings under the Floor Plan Credit Agreement, and the resulting interest earned is recognized as an offset to our gross interest expense under the Floor Plan Credit Agreement.

Navistar Financial Corporation and Peterbilt offer trade terms that provide an interest-free inventory period for certain new commercial vehicles. This interest-free period is generally 15 to 60 days. If the commercial vehicle is not sold within the interest-free period, we then finance the commercial vehicle under the Floor Plan Credit Agreement.

Backlog

On September 30, 2020, our backlog of commercial vehicle orders was approximately $1,067.3 million, compared to a backlog of commercial vehicle orders of approximately $1,259.7 million on September 30, 2019. Our backlog is determined quarterly by multiplying the number of new commercial vehicles for each particular type of commercial vehicle ordered by a customer at our Rush Truck Centers by the recent average selling price for that type of commercial vehicle. We include only confirmed orders in our backlog. However, such orders are subject to cancellation. In the event of order cancellation, we have no contractual right to the total revenues reflected in our backlog. The delivery time for a custom-ordered commercial vehicle varies depending on the truck specifications and demand for the particular model ordered. We sell the majority of our new heavy-duty commercial vehicles by customer special order and we sell the majority of our medium- and light-duty commercial vehicles out of inventory. Orders from a number of our major fleet customers are included in our backlog as of September 30, 2020 and we expect to fill our backlog orders during the remainder of 2020 and the first half of 2021.

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

We are exposed to market risk through interest rates related to our floor plan financing agreements, the Working Capital Facility, variable rate real estate debt and discount rates related to finance sales. The majority of floor plan debt and variable rate real estate debt is based on LIBOR. As of September 30, 2020, we had floor plan borrowings of approximately $613.7 million and variable interest rate real estate debt of approximately $52.6 million. Assuming an increase or decrease in LIBOR of 100 basis points, annual interest expense could correspondingly increase or decrease by approximately $6.7 million.

ITEM 4. Controls and Procedures.

The Company, under the supervision and with the participation of management, including the Company’s principal executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the principal executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2020 to ensure that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) is accumulated and communicated to Company management, including the principal executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting that occurred during the three months ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Company did not make any unregistered sales of equity securities during the third quarter of 2020.

A summary of the Company’s stock repurchase activity for the third quarter of 2020 is as follows:

Period	Total Number of Shares Purchased (1)(2)(3)	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (3)
July 1 – July 31, 2020	1,543	$40.57	1,543	$79,527,416
August 1 – August 31, 2020	21,566	43.25	21,566	78,593,941
September 1 – September 30, 2020	40,333	43.43	40,333	76,841,116
Total	63,442		63,442

 ______________

(1)	The calculation of the average price paid per share does not give effect to any fees, commissions or other costs associated with the repurchase of such shares.
(2)	The shares represent Class B Common Stock repurchased by the Company.
(3)	On December 3, 2019, we announced the approval of a new stock repurchase program authorizing management to repurchase, from time to time, up to an aggregate of $100.0 million of our shares of Class A Common Stock and/or Class B Common Stock.

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

RUSH ENTERPRISES, INC.

Date: November 6, 2020	By:	/S/ W.M. “RUSTY” RUSH
W.M. “Rusty” Rush
President, Chief Executive Officer and
Chairman of the Board
(Principal Executive Officer)

Date: November 6, 2020	By:	/S/ STEVEN L. KELLER
Steven L. Keller
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)