Form 10-K
period 2020-12-31
RUSH ENTERPRISES INC \TX\
filed 2021-02-24
CIK 1012019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark if the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☑

The aggregate market value of common stock held by non-affiliates of the registrant as of June 30, 2020 was approximately $1,308,563,538 based upon the last sales price on June 30, 2020 on The NASDAQ Global Select MarketSM of $27.64 for the registrant’s Class A Common Stock and $23.77 for the registrant’s Class B Common Stock. Shares of Common Stock held by each executive officer and director and by each shareholder affiliated with a director or an executive officer have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The registrant had 42,677,577 shares Class A Common Stock and 12,397,082 shares of Class B Common Stock outstanding on February 16, 2021.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of registrant’s definitive proxy statement for the registrant’s 2021 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2020, are incorporated by reference into Part III of this Form 10-K.

RUSH ENTERPRISES, INC.

Index to Form 10-K

Year ended December 31, 2020

Page No.
Part I

Part II

Part III

Part IV

Item 15	Exhibits, Financial Statement Schedules	80
Item 16	Form 10-K Summary	83

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

We are a full-service, integrated retailer of commercial vehicles and related services. The Truck Segment includes the Company’s operation of a network of commercial vehicle dealerships under the name “Rush Truck Centers.” Rush Truck Centers primarily sell commercial vehicles manufactured by Peterbilt, International, Hino, Ford, Isuzu, IC Bus or Blue Bird. Through our strategically located network of Rush Truck Centers, we provide one-stop service for the needs of our commercial vehicle customers, including retail sales of new and used commercial vehicles, aftermarket parts sales, service and repair facilities, financing, leasing and rental, and insurance products.

Our Rush Truck Centers are principally located in high traffic areas throughout the United States. Since commencing operations as a Peterbilt heavy-duty truck dealer in 1966, we have grown to operate over 100 Rush Truck Centers in 22 states. In 2019, we purchased a 50% equity interest in an entity in Canada, Rush Truck Centres of Canada Limited (“RTC Canada”), which currently owns and operates 14 International locations in Ontario, Canada.

Our business strategy consists of providing solutions to the commercial vehicle industry through our network of commercial vehicle dealerships. We offer an integrated approach to meeting customer needs by providing service, parts and collision repairs in addition to new and used commercial vehicle sales and leasing, plus financial services, vehicle upfitting, CNG fuel systems and vehicle telematics products. We intend to continue to implement our business strategy, reinforce customer loyalty and remain a market leader by continuing to develop our Rush Truck Centers as we expand our product offerings and extend our dealership network through strategic acquisitions of new locations and opening new dealerships in existing areas of operations to enable us to better serve our customers.

Rush Truck Centers. Our Rush Truck Centers are located in Alabama, Arizona, California, Colorado, Florida, Georgia, Idaho, Illinois, Indiana, Kansas, Kentucky, Missouri, Nevada, New Mexico, North Carolina, Ohio, Oklahoma, Pennsylvania, Tennessee, Texas, Utah and Virginia. The following chart reflects our franchises and parts, service and collision repair operations by location as of February 15, 2021:

Rush Truck Center Location	Commercial Vehicle Franchise(s)	Truck Sales	Parts and Service	Collision Center
Alabama
Birmingham	None	Yes	Yes	No
Mobile	Peterbilt	Yes	Yes	Yes
Arizona
Flagstaff	Peterbilt	No	Yes	No
Phoenix East	Peterbilt	No	Yes	No
Phoenix	Peterbilt, Hino	Yes	Yes	Yes
Tucson	Peterbilt, Hino	Yes	Yes	No
Yuma	Peterbilt	Yes	Yes	No
California
Fontana Heavy-Duty	Peterbilt	Yes	Yes	Yes
Fontana Medium-Duty	Peterbilt, Hino, Isuzu	Yes	Yes	No
Fontana Vocational	None	No	Yes	No
Long Beach	Peterbilt	No	Yes	No
Ceres	Ford	Yes	Yes	No
Pico Rivera	Peterbilt	Yes	Yes	Yes
San Diego	Peterbilt, Hino, Ford	Yes	Yes	No
Sylmar	Peterbilt	Yes	Yes	No
Whittier	Ford, Isuzu	Yes	Yes	No

Rush Truck Center Location	Commercial Vehicle Franchise(s)	Truck Sales	Parts and Service	Collision Center
Colorado
Colorado Springs	Peterbilt	Yes	Yes	No
Denver	Peterbilt, Ford, Isuzu	Yes	Yes	Yes
Greeley	Peterbilt	Yes	Yes	No
Pueblo	Peterbilt	Yes	Yes	No
Florida
Haines City	Peterbilt	Yes	Yes	Yes
Jacksonville	Peterbilt, Hino	Yes	Yes	No
Jacksonville East	Peterbilt	Yes	Yes	No
Lake City	Peterbilt	Yes	Yes	No
Miami	None	No	Yes	No
Orlando Heavy-Duty	Peterbilt, Isuzu	Yes	Yes	No
Orlando Light & Medium-Duty	Ford	Yes	Yes	No
Orlando North	Isuzu	Yes	Yes	No
Orlando South	Isuzu	Yes	Yes	No
Tampa	Peterbilt	Yes	Yes	No
Georgia
Atlanta	International, Hino, Isuzu, IC Bus	Yes	Yes	No
Atlanta Bus Center	IC Bus	Yes	Yes	Yes
Augusta	International, IC Bus	Yes	Yes	No
Columbus	International, Isuzu, IC Bus	Yes	Yes	No
Doraville	International, Hino, Isuzu, IC Bus	Yes	Yes	No
Gainesville	International, IC Bus	Yes	Yes	No
Macon	International	Yes	Yes	No
Smyrna	International, Hino, Isuzu, IC Bus	Yes	Yes	No
Tifton	International, IC Bus	Yes	Yes	No
Valdosta	International	Yes	Yes	No
Idaho
Boise	International, Hino, IC Bus	Yes	Yes	Yes
Idaho Falls	International, IC Bus	Yes	Yes	Yes
Lewiston	International	Yes	Yes	No
Twin Falls	International	Yes	Yes	No
Illinois
Bloomington	International, Hino	Yes	Yes	No
Carol Stream	International	Yes	Yes	No
Champaign	International	Yes	Yes	Yes
Chicago	International	Yes	Yes	Yes
Effingham	International	Yes	Yes	Yes
Huntley	International	Yes	Yes	No
Joliet	International	Yes	Yes	No
Quincy	International	Yes	Yes	No
Springfield	International	Yes	Yes	Yes
Indiana
Gary	International	Yes	Yes	No
Indianapolis	International	Yes	Yes	Yes
Kansas
Kansas City	Hino, Isuzu	Yes	Yes	No
Kentucky
Bowling Green	Peterbilt	Yes	Yes	No
Missouri
St. Peters	International	Yes	Yes	No
St. Louis	International	Yes	Yes	No
Nevada
Las Vegas	Peterbilt	Yes	Yes	No
New Mexico
Albuquerque	Peterbilt	Yes	Yes	Yes
Farmington	Peterbilt	No	Yes	No
Las Cruces	Peterbilt	Yes	Yes	No

Rush Truck Center Location	Commercial Vehicle Franchise(s)	Truck Sales	Parts and Service	Collision Center
North Carolina
Asheville	International	Yes	Yes	No
Charlotte	International, Hino, Isuzu	Yes	Yes	Yes
Hickory	International	Yes	Yes	No
Ohio
Akron	International, IC Bus	Yes	Yes	No
Cincinnati	International, IC Bus, Isuzu, Ford	Yes	Yes	Yes
Cleveland	International, IC Bus	Yes	Yes	No
Columbus	International, IC Bus, Isuzu(1)	Yes	Yes	No
Dayton	International, IC Bus, Isuzu	Yes	Yes	No
Lima	International, IC Bus	Yes	Yes	No
Oklahoma
Ardmore	Peterbilt	Yes	Yes	No
Oklahoma City	Peterbilt, Hino, Ford, Isuzu	Yes	Yes	Yes
Tulsa	Peterbilt, Hino	Yes	Yes	Yes
Pennsylvania
Greencastle	None	Yes	Yes	No
Tennessee
Memphis	None	Yes	Yes	No
Nashville	Peterbilt	Yes	Yes	Yes
Texas
Abilene	Peterbilt	Yes	Yes	No
Amarillo	Peterbilt	Yes	Yes	No
Arlington	Peterbilt, Blue Bird, Micro Bird, Elkhart	Yes	Yes	No
Austin	Peterbilt, Hino, Isuzu, Blue Bird, Micro Bird, Elkhart	Yes	Yes	No
Austin North	Peterbilt	No	Yes	No
Beaumont	Peterbilt	Yes	Yes	No
Brownsville	Peterbilt, Elkhart	Yes	Yes	No
College Station	Peterbilt	Yes	Yes	No
Corpus Christi	Peterbilt, Hino, Isuzu, Blue Bird, Elkhart	Yes	Yes	No
Cotulla	Peterbilt	No	Yes	No
Dalhart	Peterbilt	No	Yes	No
Dallas Heavy-Duty	Peterbilt, Blue Bird, Micro Bird, Elkhart	Yes	Yes	Yes
Dallas Medium-Duty	Peterbilt, Hino, Blue Bird, Micro Bird, Elkhart	Yes	Yes	No
Dallas Light & Medium-Duty	Ford, Isuzu	Yes	Yes	No
Dallas South	Peterbilt	Yes	Yes	No
El Paso	Peterbilt, Hino, Isuzu	Yes	Yes	Yes
Fort Worth	Peterbilt, Blue Bird, Micro Bird, Elkhart	Yes	Yes	No
Houston	Peterbilt, Hino, Blue Bird, Micro Bird, Elkhart	Yes	Yes	Yes
Houston Medium-Duty	Peterbilt, Hino	Yes	Yes	No
Laredo	Peterbilt, Blue Bird, Micro Bird, Elkhart	Yes	Yes	Yes
Lubbock	Peterbilt	Yes	Yes	No
Lufkin	Peterbilt, Blue Bird, Micro Bird, Elkhart	Yes	Yes	Yes
Odessa	Peterbilt	Yes	Yes	No
Pharr	Peterbilt, Hino, Blue Bird, Micro Bird, Elkhart	Yes	Yes	Yes

(1)	Our Isuzu franchise is operated out of our Rush Truck Leasing - Columbus location.

Rush Truck Center Location	Commercial Vehicle Franchise(s)	Truck Sales	Parts and Service	Collision Center
San Antonio	Peterbilt, Hino, Blue Bird, Micro Bird, Elkhart	Yes	Yes	Yes
Sealy	Peterbilt, Isuzu, Blue Bird, Micro Bird, Elkhart	Yes	Yes	No
Texarkana	Peterbilt, Hino, Isuzu, Blue Bird, Micro Bird, Elkhart	Yes	Yes	No
Tyler	Peterbilt, Blue Bird, Micro Bird, Elkhart	Yes	Yes	No
Victoria	Peterbilt	Yes	Yes	No
Waco	Peterbilt, Hino, Isuzu, Blue Bird, Micro Bird, Elkhart	Yes	Yes	No
Utah
Ogden	International, IC Bus	Yes	Yes	No
Salt Lake City	International, IC Bus	Yes	Yes	Yes
Springville	International	Yes	Yes	No
St. George	International	Yes	Yes	No
Virginia
Chester	International, Hino	Yes	Yes	No
Richmond	International	Yes	Yes	Yes

Leasing and Rental Services. Through certain of our Rush Truck Centers and several stand-alone Rush Truck Leasing locations, we provide a broad line of product selections for lease or rent, including Class 4 through Class 8 commercial vehicles, heavy-duty cranes and refuse vehicles. Our lease and rental fleets are offered to customers on a daily, monthly or long-term basis. Substantially all of our long-term leases also contain a service provision, whereby we agree to service the vehicle through the life of the lease. The following chart reflects our leasing franchises by location:

Rush Truck Leasing Location	Franchise	Standalone or in a Rush Truck Center
Alabama
Birmingham	PacLease	In RTC
Arizona
Phoenix	PacLease	Standalone
California
Fontana	PacLease	Standalone
Pico Rivera	PacLease	Standalone
San Diego	PacLease	Standalone
Sylmar	PacLease	In RTC
Colorado
Denver	PacLease	Standalone
Florida
Orlando	PacLease	Standalone
Tampa	PacLease	In RTC
Jacksonville	PacLease	Standalone
Georgia
Macon	Idealease	In RTC
Idaho
Boise	Idealease	In RTC
Idaho Falls	Idealease	In RTC
Illinois
Carol Stream	Idealease	In RTC
Chicago	Idealease	In RTC
Effingham	Idealease	In RTC
Huntley	Idealease	In RTC
Joliet	Idealease	In RTC
Springfield	Idealease	In RTC

Rush Truck Leasing Location	Franchise	Standalone or in a Rush Truck Center
Indiana
Indianapolis	Idealease	In RTC
Gary	Idealease	In RTC
Missouri
St. Louis	Idealease	In RTC
St. Peters	Idealease	In RTC
New Mexico
Albuquerque	PacLease	Standalone
Nevada
Las Vegas	PacLease	Standalone
North Carolina
Charlotte	Idealease	Standalone
Ohio
Cincinnati	Idealease	Standalone
Cleveland	Idealease	Standalone
Columbus	Idealease	Standalone
Dayton	Idealease	In RTC
Oklahoma
Oklahoma City	PacLease	In RTC
Tennessee
Nashville	PacLease	In RTC
Texas
Austin	PacLease	Standalone
El Paso	PacLease	In RTC
Arlington	PacLease	In RTC
Houston	PacLease	Standalone
Houston NW	PacLease	In RTC
Odessa	PacLease	Standalone
San Antonio	PacLease	In RTC
Tyler	PacLease	Standalone
Virginia
Richmond	Idealease	Standalone
Norfolk	Idealease	Standalone
Utah
Salt Lake City	Idealease	Standalone

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

Our Business Strategy

Operating Strategy. Our strategy is to operate an integrated nationwide dealership network that provides service solutions to the commercial vehicle industry. Our strategy includes the following key elements:

●

Management by Dealership Units. At each of our dealerships, we operate one or more of the following departments: new commercial vehicle sales, used commercial vehicle sales, financial services, parts, service or a collision center. Our general managers measure and manage the operations of each dealership according to the specific departments operating at that location. We believe that this system enhances the profitability of all aspects of a dealership and increases our overall operating margins. Operating goals for each department at each of our dealerships are established annually and managers are rewarded for performance relative to these goals.

●

One-Stop Centers. We have developed our larger commercial vehicle dealerships as “one-stop centers” that offer an integrated approach to meeting customer needs. We provide service, including collision repairs, parts, new and used commercial vehicles sales, leasing and rental, plus financial services including finance and insurance. We believe that this full-service strategy helps to mitigate cyclical economic fluctuations because our parts, service and collision center operations (referred to herein collectively as “Aftermarket Products and Services”) at our dealerships generally tend to be less volatile than our new and used commercial vehicle sales.

●

Aftermarket Products and Services. Our aftermarket capabilities include a wide range of services and products, including a fleet of mobile service units, mobile technicians who work in our customers’ facilities, technology solutions, including vehicle telematics support, a proprietary line of parts and accessories, and factory-certified service for assembly services for specialized bodies and equipment. We believe that offering a variety of Aftermarket Products and Services at our dealerships and other locations allows us to meet the expanding needs of our customers. We continually strive to leverage our dealership network to offer more products and services to our customers.

●

Branding Program. We employ a branding program at all of our dealerships through distinctive signage and uniform marketing programs to take advantage of our existing name recognition and to communicate the standardized high quality of our products and reliability of our services throughout our dealership network.

Growth Strategy. Through our strategic expansion and acquisition initiatives, we have grown to operate a large, multistate, full-service network of commercial vehicle dealerships. We also own a 50% equity interest in RTC Canada that owns and operates 14 International locations in Ontario, Canada. We have an option to purchase the remaining 50% through February 25, 2024. As described below, we intend to continue to grow our business by expanding our product and service offerings, through acquisitions in new geographic areas and by opening new locations to enable us to better serve our customers.

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

Aftermarket Products and Services. Revenues from Aftermarket Products and Services accounted for approximately $1,600.5 million, or 33.8%, of our total revenues for 2020, and 66.7% of our gross profit. Rush Truck Centers carry a wide variety of commercial vehicle parts in inventory. Certain Rush Truck Centers also feature fully equipped service and collision center facilities, the combination and configuration of which varies by location, capable of handling a broad range of repairs on most commercial vehicles. Each Rush Truck Center with a service department is a warranty service center for the commercial vehicle manufacturers represented at that location, if any, and most are also authorized service centers for other vehicle component manufacturers, including Cummins, Eaton, Caterpillar and Allison. We also have mobile service technicians and technicians who staff our customers’ facilities upon request.

Our service departments perform warranty and non-warranty repairs on commercial vehicles. The cost of warranty work is generally reimbursed by the applicable manufacturer at retail commercial rates. Warranty-related parts and service revenues accounted for approximately $127.1 million, or 2.7%, of our total revenues for 2020. Additionally, we provide a wide array of services, including assembly services for specialized commercial vehicle bodies and commercial vehicle mounted equipment. Our goal is to provide our customers with any service that they need related to their commercial vehicles.

As part of our leasing and rental operations, we also enter into contracts to provide full-service maintenance on certain customers’ vehicles. We had 1,407 vehicles under contract maintenance as of December 31, 2020. The full-service maintenance revenues and retail service revenues are included as Aftermarket Products and Services revenues on our Consolidated Statements of Income.

New Commercial VehicleSales.   New commercial vehicle sales represent the largest portion of our revenues, accounting for approximately $2,571.8 million, or 54.3%, of our total revenues in 2020. Of this total, new Class 8 heavy-duty truck sales accounted for approximately $1,587.9 million, or 33.5%, of our total revenues for 2020, and 61.7% of our new commercial vehicle revenues for 2020.

Our Rush Truck Centers that sell new and used Class 8 heavy-duty trucks manufactured by Peterbilt or International may also sell medium-duty and light-duty commercial vehicles. Certain Rush Truck Centers sell medium-duty commercial vehicles manufactured by Peterbilt, Hino, Isuzu, Ford, or International, buses manufactured by Blue Bird, IC Bus or Elkhart and light-duty commercial vehicles manufactured by Ford (see Part I, Item 1, “General – Rush Truck Centers” for information on which brands we sell at each Rush Truck Center). New medium-duty commercial vehicle sales, excluding new bus sales, accounted for approximately $811.4 million, or 17.1%, of our total revenues for 2020, and 31.5% of our new commercial vehicle revenues for 2020. New light-duty commercial vehicle sales accounted for approximately $50.1 million, or 1.1%, of our total revenues for 2020, and 1.9% of our new commercial vehicle revenues for 2020. New bus sales accounted for approximately $108.3 million, or 2.3%, of our total revenues for 2020, and 4.2% of our new commercial vehicle revenues for 2020.

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

Used Commercial Vehicle Sales.  Used commercial vehicle sales accounted for approximately $291.5 million, or 6.2%, of our total revenues for 2020. We sell used commercial vehicles at most of our Rush Truck Centers and also at our non-franchised used commercial vehicle facilities. We believe that we are well positioned to market used commercial vehicles due to our ability to recondition them for resale utilizing the service and collision center departments of our Rush Truck Centers and our ability to move used commercial vehicles between our dealerships as customer demand warrants. The majority of our used commercial vehicle inventory consists of commercial vehicles taken as trade-ins from new commercial vehicle customers or retired from our lease and rental fleet, but we also supplement our used commercial vehicle inventory by purchasing used commercial vehicles from third parties for resale, as market conditions warrant.

Vehicle Leasing and Rental.   Vehicle leasing and rental revenues accounted for approximately $236.2 million, or 5.0%, of our total revenues for 2020. At our Rush Truck Leasing locations, we engage in full-service commercial vehicle leasing through PacLease and Idealease. Rental vehicles are also generally serviced at our facilities. We had 8,104 vehicles in our lease and rental fleet, including cranes, as of December 31, 2020. Generally, we sell commercial vehicles that have been retired from our lease and rental fleet through our used commercial vehicles sales operations. Historically, we have realized gains on the sale of used lease and rental commercial vehicles.

New and Used Commercial Vehicle Financing and Insurance.  The sale of financial and insurance products accounted for approximately $21.9 million, or 0.5%, of our total revenues for 2020. Finance and insurance revenues have minimal direct costs and therefore, contribute a disproportionate share to our operating profits.

Many of our Rush Truck Centers have personnel responsible for arranging third-party financing for our product offerings. Generally, commercial vehicle finance contracts involve an installment contract, which is secured by the commercial vehicle financed and requires a down payment, with the remaining balance generally financed over a two-year to seven-year period. The majority of these finance contracts are sold to third parties without recourse to us. We provide an allowance for repossession losses and early repayment penalties that we may incur under these finance contracts.

We sell, as agent, a complete line of property and casualty insurance to commercial vehicle owners. Our agency, which operates at locations around the United States outside of our Rush Truck Centers, is licensed to sell commercial vehicle liability, collision and comprehensive, workers’ compensation, cargo, and credit life insurance coverage offered by a number of leading insurance companies. Our renewal rate in 2020 was approximately 79%. We also have licensed insurance agents at several Rush Truck Centers.

Human Capital Management

On December 31, 2020, the company employed 6,307 people. Of these employees, less than 1% of the workforce was classified as part-time. We do not regularly use independent contractors in our business operations. We strive to provide our employees with the security of long-term employment, competitive compensation and benefits and opportunities to improve their skills and advance within the Company.

Core Values. Our core values define our culture and reflect who we are and the way we interact with our customers, suppliers, co-workers and shareholders. Our core values are Productivity, Fairness, Excellence and Positive Attitude.

●	Productivity means constantly striving toward efficiency and success in all interactions and activities while working with a common purpose and sense of urgency.

●	Fairness characterizes our honesty, integrity, truthfulness, dependability and reliability in everything we do.

●

Excellence means doing it better than everyone else does. Excellence is reflected in our first-class facilities, quality products and services, motivated and talented employees, superior results for the customer and consistency throughout our organization.

●	Positive Attitude means approaching every day with excitement and passion for the work and dedication to our customers with positive intensity.

Each of these core values is embodied in our code of conduct, which we call our Rush Driving Principles. Employees are required to train and certify to these Rush Driving Principles annually. We believe that our core values are the foundation of a strong culture that is a strength for us, and we intend to continue building upon that culture to improve performance across our business.

Employee Recruitment. We strive to attract the best talent from a variety of sources to meet the current and future needs of our business. We have established relationships with multiple trade schools and universities across the country, which we utilize as a source for entry-level talent. Additionally, we believe it is incumbent upon all our managers to continuously monitor their local markets for experienced individuals who might be successful additions to our organization.

Compensation Programs and Employee Benefits. Our compensation programs are designed to provide a compensation package that will attract, retain, motivate and reward employees who must operate in a highly competitive, fast-paced environment. In general, our compensation programs consist of a base salary or hourly rate, commissions for employees in front-line customer facing roles, cash performance bonuses for certain employees, equity incentive awards for senior leaders, vacation leave, sick leave and other forms of paid time off.

We are committed to fair pay. In 2020, the Company established a minimum hourly wage of $15.00 an hour. Our employees receive a base level of monthly or hourly compensation that we believe is commensurate with their expertise, skills, knowledge and experience.

We provide our full-time employees with comprehensive benefit options that allow our employees and their families to live healthier and more secure lives. Some examples of our wide-ranging benefits offered are: Medical insurance, prescription drug benefits, dental insurance, vision insurance, hospital indemnity insurance, accident insurance, critical illness insurance, smoking cessation assistance program, life insurance, disability insurance, health savings accounts and flexible spending accounts.

Training and Development. Our training and development programs are designed to facilitate the development and advancement of talent from within our organization to ensure we continuously fill our ranks with qualified employees for critical positions in the organization. Members of our Learning and Development team collaborate with employees from our various operations teams to identify our strategic training needs and prioritize the development of appropriate training content.

Our Rush Foundational Leader Program is focused on developing key management and leadership skills. The Rush Foundational Leader Program consists of a series of courses ranging from basic management skills to more advanced leadership concepts and skills that are designed for managers throughout our organization. We also have a New Graduate Management Trainee Program that identifies and recruits new talent from universities across the country and provides on-the-job training for them to fill various roles within our dealership network. Employees in the New Graduate Management Trainee Program work as full-time employees for three, two-month periods at a Rush Truck Center. Program participants gain experience in the areas of new and used vehicle sales, parts operations and service operations to provide them with a working knowledge of all aspects of our dealership operations. When participants complete the New Graduate Management Trainee Program, they are equipped with the knowledge needed to contribute to the successful operations of our dealerships.

To enhance and develop the technical skills of entry-level service and body shop technicians to increase their likelihood of success in their chosen careers, we established a formal mentorship program lead by experienced service and body shop technicians who serve as mentors to newly hired, entry level service and body shop technicians. This formal mentorship program also helps us identify top performers and we believe it improves employee performance and retention for participants in the program.

Ethics and Compliance. We are committed to the highest standards of corporate conduct. We maintain an Ethics and Compliance Program that is designed to meet external requirements, as well as our core values and code of conduct embodied in the Rush Driving Principles. A central component of our Ethics and Compliance Program is the continuous training and education of our employees on general ethics and compliance training topics. We also regularly reinforce our commitment to ethics and integrity in communications with our employees.

Employee Engagement and Retention. We conduct an annual comprehensive employee engagement survey designed to measure organizational culture and engagement. The purpose of the survey is to monitor overall employee engagement with the goal of identifying actions that can be taken to continuously improve our employee engagement and lead to increased employee retention. Data collected in each annual employee engagement survey is maintained and used to track our progress against our internal goals.

Management continually monitors employee turnover data, which is supplemented with additional data from exit surveys to assist in determining the reasons for voluntary employee terminations. In 2020, our overall turnover rate was 42.62%, which is significantly higher than normal because of involuntary reductions in our workforce that were made at the onset of the COVID-19 pandemic. The turnover rate of our service and body shop technicians is also monitored closely by management, as the retention of skilled service and body shop technicians is critical to the success of the Company. Demand for service and body shop technicians across the country is very high, and turnover in this role is also traditionally high for commercial vehicle dealers. In 2020, our turnover rate for service and body shop technicians was 39.24%.

Health and Safety. Promoting a safe and healthy workplace is our highest priority and is embodied in our core values. We utilize a mixture of leading and lagging indicators to assess the health and safety performance of our operations. Lagging indicators include the OSHA Total Recordable Incident Rate ("TRIR") and the Lost Time (or Lost Workday) Incident Rate ("LTIR") based upon the number of incidents per 100 employees (or per 200,000 work hours). Leading indicators include training completion rates, tracking of local safety committee meeting minutes, and recording of near misses, as well as other proactive actions taken to ensure employee safety. In 2020, we had a TRIR of 4.44, a LTIR of 0.41.

Refer to “The COVID-19 Pandemic and Its Impact on Our Business" included in Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations" for information on Human Capital Management actions taken by the Company in response to the COVID-19 pandemic.

Labor Relations. We have entered into collective bargaining agreements covering certain employees in Chicago, Illinois, which will expire on May 8, 2021, Joliet, Illinois, which will expire on May 7, 2022 and Carol Stream, Illinois, which will expire on May 6, 2023. There have been no strikes, work stoppages or slowdowns during the negotiations of the foregoing collective bargaining agreements or at any time in the Company’s history, although no assurances can be given that such actions will not occur. We believe that our relations with the labor unions that represent these employees are generally good.

Sales and Marketing

Our established history of operations in the commercial vehicle business has resulted in a strong customer base that is diverse in terms of geography, industry and scale of operations. Our customers include regional and national truck fleets, corporations, local and state governments and owner-operators. During 2020, no single customer accounted for more than 10% of our sales by dollar volume. We generally promote our products and related services through direct customer contact by our sales personnel and advertising.

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

Recent Acquisitions, Dispositions and Equity Method Investment

On October 31, 2019, we, along with our joint venture partner, sold substantially all of the assets of Central California Truck & Trailer Sales, LLC. The transaction was valued at approximately $12.7 million, with the purchase price paid in cash.

On May 6, 2019, we acquired certain assets of Stover Sales, Inc., which included real estate and a used truck dealership in Jacksonville, Florida, along with commercial vehicle and parts inventory. The transaction was valued at approximately $2.3 million, with the purchase price paid in cash.

On February 25, 2019, we acquired a 50% equity interest in RTC Canada, which acquired the operating assets of Tallman Group, the largest International Truck dealer in Canada. RTC Canada currently operates a network of 14 International Truck full-service dealerships throughout the Province of Ontario. We were also granted a call option in the purchase agreement that provides us with the right to acquire the remaining 50% equity interest in RTC Canada until the close of business on February 25, 2024.

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

Dealership Agreements

Peterbilt. We have entered into nonexclusive dealership agreements with Peterbilt that authorize us to act as a dealer of Peterbilt heavy- and medium-duty trucks. Our Peterbilt areas of responsibility currently encompass areas in the states of Alabama, Arizona, California, Colorado, Florida, Kentucky, New Mexico, Nevada, Oklahoma, Tennessee and Texas. These dealership agreements currently have terms expiring between November 2021 and September 2022. Our dealership agreements with Peterbilt may be terminated by Peterbilt in the event that the aggregate voting power of the estate of W. Marvin Rush, W.M. “Rusty” Rush, other members of the Rush family and certain executives of the Company decreases below 22%. Sales of new Peterbilt commercial vehicles accounted for approximately 32.1% of our total revenues for 2020.

International. We have entered into nonexclusive dealership agreements with Navistar that authorize us to act as a dealer of International heavy- and medium-duty trucks and, in certain markets, IC buses. Our Navistar areas of responsibility currently encompass areas in the states of Georgia, Idaho, Illinois, Indiana, Missouri, North Carolina, Ohio, Utah and Virginia. These dealership agreements currently have terms expiring between March 2021 and May 2025. Sales of new International commercial vehicles accounted for approximately 12.3% of our total revenues for 2020.

Other Commercial Vehicle Suppliers. In addition to our dealership agreements with Peterbilt and Navistar, various Rush Truck Centers have entered into dealership agreements with other commercial vehicle manufacturers, including Blue Bird, and Micro Bird, which currently have terms expiring between March 2021 and August 2024 and Ford, Hino and Isuzu, which have perpetual terms. Sales of new non-Peterbilt and non-International commercial vehicles accounted for approximately 9.9% of our total revenues for 2020.

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

Floor Plan Financing

Most of our commercial vehicle inventory purchases are made on terms requiring payment to the manufacturer within 15 days or less from the date the commercial vehicles are invoiced from the factory. We finance the majority of all new commercial vehicle inventory and the loan value of our used commercial vehicle inventory under our credit agreement with BMO Harris Bank N.A. (“BMO Harris”) (the “Floor Plan Credit Agreement”). The Floor Plan Credit Agreement includes an aggregate loan commitment of $1.0 billion. Borrowings under the Floor Plan Credit Agreement bear interest at an annual rate equal to (A) the greater of (i) zero and (ii) one month London Inter-Bank Offer Rate (“LIBOR”) rate, determined on the last day of the prior month, plus (B) 1.25% and are payable monthly. Loans under the Floor Plan Credit Agreement for the purchase of used commercial vehicle inventory are limited to $150.0 million and loans for working capital purposes are limited to $200.0 million. The Floor Plan Credit Agreement expires June 30, 2022, although BMO Harris has the right to terminate at any time upon 360 days written notice and we may terminate at any time, subject to specified limited exceptions. On December 31, 2020, we had approximately $451.5 million outstanding under the Floor Plan Credit Agreement. The average daily outstanding borrowings under the Floor Plan Credit Agreement were $600.1 million during the twelve months ended December 31, 2020. We utilize our excess cash on hand to pay down our outstanding borrowings under the Floor Plan Credit Agreement, and the resulting interest earned is recognized as an offset to our gross interest expense under the Floor Plan Credit Agreement.

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

Backlog

On December 31, 2020, our backlog of commercial vehicle orders was approximately $1,247.2 million, compared to a backlog of commercial vehicle orders of approximately $1,236.5 million on December 31, 2019. Our backlog is determined quarterly by multiplying the number of new commercial vehicles for each particular type of commercial vehicle ordered by a customer at our Rush Truck Centers by the recent average selling price for that type of commercial vehicle. We include only confirmed orders in our backlog. However, such orders are subject to cancellation. In the event of order cancellation, we have no contractual right to the total revenues reflected in our backlog. The delivery time for a custom-ordered commercial vehicle varies depending on the truck specifications and demand for the particular model ordered. We sell the majority of our new heavy-duty commercial vehicles by customer special order and we sell the majority of our medium- and light-duty commercial vehicles out of inventory. Orders from a number of our major fleet customers are included in our backlog as of December 31, 2020, and we expect to fill the majority of our backlog orders during 2021.

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

At certain Rush Truck Centers, we operate as a dealer of Peterbilt trucks and parts pursuant to dealership agreements with Peterbilt, a division of PACCAR. We have no control over the management or operation of Peterbilt or PACCAR. During 2020, the majority of our revenues resulted from sales of trucks purchased from Peterbilt and parts purchased from PACCAR Parts. Due to our dependence on PACCAR and Peterbilt, we believe that our long-term success depends, in large part, on the following:

●	our ability to maintain our dealership agreements with Peterbilt;

●	the manufacture and delivery of competitively-priced, technologically current, high-quality Peterbilt trucks in quantities sufficient to meet our requirements;

●	the overall success of PACCAR and Peterbilt;

●	PACCAR’s continuation of its Peterbilt division; and

●	the maintenance of goodwill associated with the Peterbilt brand, which can be adversely affected by decisions made by PACCAR, Peterbilt and the owners of other Peterbilt dealerships.

A negative change in any of the preceding, or a change in control of PACCAR, could have a material adverse effect on our operations, revenues and profitability.

We are dependent upon Navistar for the supply of International trucks and parts and IC buses and parts, the sale of which generate a significant portion of our revenues.

At certain Rush Truck Centers, we operate as a dealer of International trucks and parts and IC buses and parts pursuant to dealership agreements with International and IC Bus, each of which are divisions of Navistar. We have no control over the management or operation of International, IC Bus or Navistar. During 2020, a significant portion of our revenues resulted from sales of trucks purchased from International, buses purchased from IC Bus and parts purchased from Navistar. Due to our dependence on Navistar, International and IC Bus, we believe that our long-term success depends, in large part, on the following:

●	our ability to maintain our dealership agreements with International and IC Bus;

●	the manufacture and delivery of competitively-priced, technologically current, high-quality International trucks and IC buses in quantities sufficient to meet our requirements;

●	the overall success of Navistar; and

●

the maintenance of goodwill associated with the International and IC Bus brands, which can be adversely affected by decisions made by Navistar and the owners of other International and IC Bus dealerships.

A negative change in any of the preceding, or a change in control of Navistar, could have a material adverse effect on our operations, revenues and profitability. On November 7, 2020, Navistar and Traton SE (“Traton”), a subsidiary of Volkswagen AG, disclosed that they entered into a definitive merger agreement pursuant to which Traton will purchase all of Navistar’s outstanding stock. The transaction is expected to close in mid-2021 and is subject to shareholder and regulatory approvals. Assuming the transaction is accepted by Navistar’s shareholders and approved by regulatory authorities, we cannot predict how new ownership of Navistar might affect our business; provided, however, that at this time, our senior management is not aware of any circumstances associated with the proposed sale that would result in a material adverse effect on our operations, revenues or profitability.

Our dealership agreements may be terminable upon a change of control and we cannot control whether our controlling shareholder and management maintain their current ownership positions.

We have entered into nonexclusive dealership agreements with Peterbilt that authorize us to act as a dealer of Peterbilt trucks. Peterbilt may terminate our dealership agreements in the event of a change of control of the Company or if we violate any number of provisions in the dealership agreements. Under our Peterbilt dealership agreements, the following constitute a change of control: (i) with respect to the election of directors, the aggregate voting power held by the estate of W. Marvin Rush, W. M. “Rusty” Rush, James Thor, Scott Anderson, Derrek Weaver, Steven Keller and Corey Lowe, along with certain other persons who no longer work for the company (collectively, the “Dealer Principals”) decreases below 22% (the estate of W. Marvin Rush and such persons, excluding those who no longer work for the company, controlled 39.11% of the aggregate voting power with respect to the election of directors as of December 31, 2020); or (ii) any person or entity other than the Dealer Principals and their respective associates, or any person or entity who has been approved in writing by PACCAR, owns common stock with a greater percentage of the voting power with respect to the election of our directors than the Dealer Principals and their respective associates, in the aggregate, or any person other than W. M. “Rusty” Rush, Robin M. Rush or any person who has been approved in writing by PACCAR holds the office of Chairman of the Board, President or Chief Executive Officer of the Company. We have no control over the transfer or disposition by the estate of W. Marvin Rush or W.M. “Rusty” Rush, or his estate, of their common stock. If the estate of W. Marvin Rush or W.M. “Rusty” Rush were to sell their Class B Common Stock or bequest their Class B Common Stock to a person or entity other than the Dealer Principals, or if their estates are required to liquidate their Class B Common Stock that they own, directly or indirectly, to pay estate taxes or otherwise, the change of control provisions of the Peterbilt dealership agreements may be triggered, which would give Peterbilt the right to terminate our dealership agreements. If our dealership agreements with Peterbilt are terminated, we will lose the right to purchase Peterbilt products and operate as an authorized Peterbilt dealer, which would have a material adverse effect on our operations, revenues and profitability.

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

Our dealership agreements with the manufacturers we represent have current terms expiring between March 2021 and May 2025. Upon expiration of each agreement, we must negotiate a renewal. Management expects that, consistent with in some cases decades of past practice, each of our dealership agreements will be renewed or otherwise extended before its termination date, provided that we do not breach any of the material terms of such agreement.

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

Our business requires new and used commercial vehicle inventories held for sale to be maintained at dealer locations in order to facilitate immediate sales to customers on demand. We generally purchase new and used commercial vehicle inventories with the assistance of floor plan financing agreements. Our primary floor plan financing agreement, the Floor Plan Credit Agreement, expires on June 30, 2022, and may be terminated without cause upon 360 days’ notice. In the event that our floor plan financing becomes insufficient to satisfy our future requirements or our floor plan providers are unable to continue to extend credit under our floor plan agreements, we would need to obtain similar financing from other sources. There is no assurance that such additional floor plan financing or alternate financing could be obtained on commercially reasonable terms.

Changes in interest rates could have a material adverse effect on our profitability.

Our Floor Plan Credit Agreement and some of our other debt are subject to variable interest rates. Therefore, our interest expense would rise with any increase in interest rates. Currently, our outstanding borrowings under our Floor Plan Credit Agreement and certain other loan agreements are borrowed at LIBOR plus an applicable margin. The U.K. Financial Conduct Authority has announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. However, it is anticipated at this time that LIBOR quotes will be available for existing credit agreements until mid-2023, which would mean that our Floor Plan Credit Agreement would not be impacted by the end of LIBOR, since it expires on June 30, 2022. Currently, it appears that the Secured Overnight Funding Rate (“SOFR”) will replace LIBOR in the majority of credit agreements which currently use LIBOR. It is unclear how increased regulatory oversight and changes in the method for determining benchmark interest rates may affect our results of operations or financial conditions. At this time, it is not possible to predict the effect of any such changes, any establishment of alternative reference rates such as SOFR, or any other reforms to benchmark interest rates that may be enacted in the United Kingdom or elsewhere, including the potential impact to our Floor Plan Credit Agreement. However, any rise in interest rates generally may also have the effect of depressing demand in the interest rate sensitive aspects of our business, particularly new and used commercial vehicle sales, because many of our customers finance such purchases. As a result, a rise in interest rates may have the effect of simultaneously increasing our costs and reducing our revenues, which could materially affect our business, financial condition and results of operations. See “Quantitative and Qualitative Disclosures about Market Risk” for a discussion regarding our interest rate sensitivity.

COVID-19 has disrupted, and may continue to disrupt, our business, which could adversely affect our financial performance.

In March 2020, the World Health Organization made the assessment that COVID-19 could be characterized as a pandemic, and the President of the United States declared the COVID-19 outbreak a national emergency. The COVID-19 pandemic adversely impacted our financial performance in 2020. While our Rush Truck Centers have remained operational throughout the COVID-19 pandemic and have been classified as “essential businesses,” the pandemic is a fluid and evolving situation and we cannot anticipate whether we may be forced to close any of our locations due to potential restrictions imposed by a governmental authority in one of the jurisdictions that we operate or due to a COVID-19 outbreak at one of our locations that forces us to close such affected dealership. In addition, all of the commercial vehicle manufacturers that we represent were forced to suspend manufacturing operations at certain plants, and while all of the plants are currently operating, we cannot predict with any certainty whether such plants may be forced to suspend operations again at some point in the future due to COVID-19.

Although the COVID-19 pandemic had a significant negative impact on our business in 2020, the magnitude of the impact for 2021 cannot be predicted at this time due to numerous uncertainties, the effectiveness of actions taken to contain the spread of the disease and other unintended consequences. Some of the potential impacts to our business that we believe are directly related to the COVID-19 pandemic and that we are currently monitoring include, but are not limited to:

●

The impact that the pandemic will have on customer demand. For example, our parts and service business was severely impacted in the second quarter of 2020 as a result of orders from state and local governments to shut down a wide range of businesses that we support, but has since recovered gradually as those shut down orders expired or were rescinded;

●

The impact that the pandemic will have on our workforce availability. For example, in the fourth quarter of 2020, as the number of COVID-19 cases increased throughout the country, we experienced our highest levels of pandemic-related employee absenteeism, which directly impacted our ability to serve customers;

●

The impact that the pandemic will have on the supply chains of the commercial vehicle manufacturers and parts manufacturers that we represent. For example, production shutdowns in 2020 for some of the manufacturers we represent led to supply constraints, which negatively impacted our results for 2020. Currently, the commercial vehicle manufacturers that we represent are attempting to increase build capacity, but there is concern that component manufacturers’ supply chain issues, particularly with respect to microchip manufacturers, may limit certain of our commercial vehicle manufacturers’ ability to meet demand throughout the year; and

●	The impact of the pandemic on global capital markets, which depending on future developments, could impact our capital resources and liquidity in the future.

The potential impacts that we list above, and other impacts of the COVID-19 pandemic, are likely to also have the effect of heightening many of the other risk factors described herein.

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

As of December 31, 2020, our backlog of new commercial vehicle orders was approximately $1,247.2 million. Our backlog is determined quarterly by multiplying the number of new commercial vehicles for each particular type of commercial vehicle ordered by a customer at our Rush Truck Centers by the recent average selling price for that type of commercial vehicle. We only include confirmed orders in our backlog. However, such orders are subject to cancellation. In the event of order cancellation, we have no contractual right to the total revenues reflected in our backlog.

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

In the long-term, technological advances in the commercial vehicle industry, including drivetrain electrification or other alternative fuel technologies, could have a material adverse effect on our business.

The commercial vehicle industry is predicted to experience change over the long-term. We see these changes beginning to occur, as certain of the manufacturers we represent now have vehicles with electric drivetrains available for purchase. Technological advances, including with respect to drivetrain electrification or other alternative fuel technologies, could potentially have a material adverse effect on our parts and service business, as such vehicles are currently being described as potentially requiring less service and having fewer parts.  The effect of these technological advances on our business is still uncertain, as there are many factors that are unknowable at this time, including when the infrastructure to support widespread adoption of such vehicles will be in place and when such vehicles may be commercially available at price points that would lead to their widespread adoption. Regardless of where the industry goes with respect to alternative fuel vehicles, we believe that, due to the geographic reach of our dealership network, relationships with both the manufacturers we represent and our customers and our access to capital, we are well-positioned to serve our customers’ evolving needs.

Similarly, although we are aware of ongoing efforts to facilitate the development of autonomous commercial vehicles, the eventual timing of the availability of autonomous commercial vehicles is uncertain due to regulatory requirements and additional technological requirements.  The effect of autonomous commercial vehicles on the commercial vehicle industry is uncertain and could include changes in the level of new and used commercial vehicles sales, the price of new commercial vehicles, and the role of franchised dealers, any of which could materially adversely affect our business, financial condition and results of operations.

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

Further, environmental laws and regulations are complex and subject to change. For example, in July 2020, a group of fifteen U.S. states and the District of Columbia entered into a joint memorandum of understanding that commits each of them to work together to advance and accelerate the market for electric Class 3 through 8 commercial vehicles. Three of the states that signed are states where we sell new commercial vehicles: California, Colorado and North Carolina. The signatories to the memorandum all agreed on a goal of ensuring that 100% of new Class 3 through 8 commercial vehicles are zero emission, with an interim target of 30% zero emission by 2030. Attaining these goals would likely require the adoption of new laws and regulations and we cannot predict at this time whether such laws and regulations would have an adverse impact on our business. Compliance with current or amended, or new or more stringent, laws or regulations, stricter interpretations of existing laws or the future discovery of environmental conditions could require additional expenditures by us which could materially adversely affect our results of operations, financial condition or cash flows. In addition, such laws could affect demand for the products that we sell.

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

Climate change concerns may impact our business in the future; natural disasters and adverse weather events can disrupt our business.

The concerns over climate change may impact our business in the future. Our current business model depends on our ability to sell, and provide services to, commercial vehicles primarily powered by diesel and gasoline internal combustion engines, which result in greenhouse gas emissions. While the manufacturers we represent have made substantial progress in reducing the amount of greenhouse gas emissions that result from internal combustion engines, it is widely accepted that alternative fuel vehicles are necessary to address climate change. Reductions in the sale and use of commercial vehicles powered by internal combustion engines creates risks to our historical business operations and we cannot predict the future costs to our business resulting from these developments. However, we also believe that an industry transition away from internal combustion engines presents significant opportunities for us. Due in large part to the geographic reach of our dealership network, relationships with both the manufacturers we represent and our customers and our access to capital, we believe we are well-positioned to serve our customers’ evolving needs and help them reduce their greenhouse gas emissions by helping them integrate more alternative fuel vehicles into their fleets and providing various services related thereto.

Scientific evidence suggests that a warming climate potentially results in an environment more prone to natural disasters, such as hurricanes and flooding. To date, we have seen increases in our cost to insure against such risks, which costs could continue to increase should this trend continue.  Some of our dealerships are located in regions of the United States where natural disasters and severe weather events (such as hurricanes, earthquakes, fires, floods, tornadoes and hail storms) may disrupt our operations, which may adversely impact our business, results of operations, financial condition and cash flows. In addition to business interruption, our business is subject to substantial risk of property loss due to the significant concentration of property at dealership locations. Although we have substantial insurance to cover this risk, we may be exposed to uninsured or underinsured losses that could have a material adverse effect on our business, financial condition, results of operations or cash flows.

Risks Related to Our Common Stock

We are controlled by two shareholders and their affiliates.

Collectively, the estate of W. Marvin Rush and W. M. “Rusty” Rush and their affiliates own approximately 0.6% of our issued and outstanding shares of Class A Common Stock and 45.8% of our issued and outstanding Class B Common Stock. The estate of W. Marvin Rush and W.M. “Rusty” Rush collectively control approximately 36.3% of the aggregate voting power of our outstanding shares, which is substantially more than any other person or group. The interests of the estate of W. Marvin Rush and W.M. “Rusty” Rush may not be consistent with the interests of all shareholders, or each other. As a result of such ownership, the estate of W. Marvin Rush and W.M. “Rusty” Rush have the power to effectively control the Company, including the election of directors, the determination of matters requiring shareholder approval and other matters pertaining to corporate governance.

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

The volume of trading in our Class B Common Stock varies greatly and may often be light. As of December 31, 2020, the three-month average daily trading volume of our Class B Common Stock was approximately 12,400 shares, with twenty-one days having a trading volume below 7,500 shares. If any large shareholder were to begin selling shares in the market, the added available supply of shares could cause the market price of our Class B Common Stock to drop. In addition, the lack of a robust resale market may require a shareholder to sell a large number of shares of our Class B Common Stock in increments over time to mitigate any adverse impact of the sales on the market price of our Class B Common Stock.

Item 1B.  Unresolved Staff Comments

None.

Item 2.   Properties

Our corporate headquarters are located in New Braunfels, Texas. As of December 2020, we also own or lease numerous facilities used in our operations in the following states: Alabama, Arizona, California, Colorado, Florida, Georgia, Idaho, Illinois, Indiana, Kansas, Kentucky, Missouri, New Mexico, Nebraska, Nevada, North Carolina, Ohio, Oklahoma, Pennsylvania, Tennessee, Texas, Utah and Virginia.

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

PART II

Item 5.   Market for Registrant’s Common Equity, Related Shareholder Matters, and Issuer Purchases of Equity Securities

Our common stock trades on The NASDAQ Global Select MarketSM under the symbols RUSHA and RUSHB. During 2020, our Board of Directors approved four quarterly cash dividends on all outstanding shares of common stock totaling $0.54 per share. We expect to continue paying cash dividends on a quarterly basis. However, there is no assurance as to the payment of future dividends because the declaration and payment of such dividends is subject to the business judgment of our Board of Directors and will depend on historic and projected earnings, capital requirements, covenant compliance, financial conditions and such other factors as the Board of Directors deems relevant.

The following table sets forth the high and low sales prices for our Class A Common Stock and Class B Common Stock for the fiscal periods indicated and as quoted on The NASDAQ Global Select MarketSM and dividends declared.

	2020			2019
	Dividends Declared	High	Low	Dividends Declared	High	Low
Class A Common Stock

First Quarter	$.09	$31.22	$18.17	$.08	$29.52	$22.54
Second Quarter	.09	31.23	18.85	.08	30.66	23.15
Third Quarter	.09	34.65	26.45	.09	27.95	22.49
Fourth Quarter	.14	43.08	33.37	.09	32.85	23.21

Class B Common Stock

First Quarter	$.09	$32.11	$14.43	$.08	$29.62	$23.35
Second Quarter	.09	27.30	17.40	.08	30.34	23.68
Third Quarter	.09	29.90	22.09	.09	29.23	23.47
Fourth Quarter	.14	38.38	28.67	.09	32.33	24.45

As of February 5, 2021, there were approximately 18 record holders of Class A Common Stock and approximately 26 record holders of Class B Common Stock. On October 12, 2020, we effected a three-for-two stock split with respect to both our Class A and Class B Common Stock in the form of a stock dividend. The foregoing stock prices and the following share amounts have been adjusted to give retroactive effect to the stock split for all periods presented.

As of December 31, 2020, we have not sold any securities in the last three years that were not registered under the Securities Act.

A summary of our stock repurchase activity for the fourth quarter of 2020 is as follows:

Period	Total Number of Shares Purchased (1)(2)(3)	Average Price Paid Per Share (1)		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (3)
October 1 – October 31, 2020	9,972	$30.93	(4)	9,972	$76,532,409
November 1 – November 30, 2020	500	31.95	(5)	500	76,516,419
December 1 – December 31, 2020	48,408	37.80	(6)	48,408	98,168,939
Total	58,880			58,880

(1)	The calculation of the average price paid per share does not give effect to any fees, commissions or other costs associated with the repurchase of such shares.
(2)	The shares represent Class A and Class B Common Stock repurchased by us.
(3)	We repurchased shares in 2020 under a stock repurchase program announced on December 3, 2019, which authorized the repurchase of up to $100.0 million of our shares of Class A Common Stock and/or Class B Common Stock. This plan was terminated effective December 3, 2020; we repurchased $23.5 million shares of our Class A and Class B Common Stock under the plan prior to its termination. On December 8, 2020, we announced the approval of a new stock repurchase program authorizing management to repurchase, from time to time, up to an aggregate of $100.0 million of our shares of Class A Common Stock and/or Class B Common Stock.
(4)	Represents 9,972 shares of Class B Common Stock at an average price paid per share of $30.93.
(5)	Represents 500 shares of Class B Common Stock at an average price paid per share of $31.95.
(6)	Represents 10,335 shares of Class A Common Stock at an average price paid per share of $39.66 and 38,073 shares of Class B Common Stock at an average price paid per share of $37.29.

Information regarding our equity compensation plans is incorporated by reference from Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters,” of this annual report on Form 10-K and should be considered an integral part of this Item 5.

Performance Graph

The following graph shows the cumulative 5-Year total return as of December 31, 2020, of a $100 investment in the Company’s common stock made on December 31, 2015 (with dividends reinvested), as compared with similar investments based on (i) the cumulative total returns of the S&P 500 Index (with dividends reinvested) and (ii) the cumulative total returns of a market-weighted Peer Group Index composed of the common stock of PACCAR, Inc., Werner Enterprises, Inc., Penske Automotive Group, Inc. and Lithia Motors, Inc., assuming reinvestment of dividends. The market-weighted Peer Group Index values were calculated from the beginning of the performance period. The historical stock price performance shown below is not necessarily indicative of future stock price performance.

	December 31,
	2015	2016	2017	2018	2019	2020
Rush Enterprises, Inc.	$100.00	$143.34	$226.12	$160.98	$214.36	$280.50
S&P 500	100.00	111.96	136.40	130.42	171.49	203.04
Peer Group	100.00	130.27	148.68	123.39	179.84	216.55

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

	Year Ended December 31,
	2020	2019	2018	2017	2016
	(in thousands, except per share amounts)
SUMMARY OF INCOME STATEMENT DATA
Revenues
New and used commercial vehicle sales	$2,863,309	$3,757,584	$3,558,637	$2,993,015	$2,640,019
Aftermarket products and services sales	1,600,445	1,762,510	1,670,052	1,471,266	1,332,356
Lease and rental	236,223	247,549	238,238	217,356	208,154
Finance and insurance	21,949	24,443	20,535	17,988	18,582
Other	14,014	17,761	18,728	14,257	15,503
Total revenues	4,735,940	5,809,847	5,506,190	4,713,882	4,214,614
Cost of products sold	3,860,473	4,784,219	4,527,921	3,883,946	3,496,602
Gross profit	875,467	1,025,628	978,269	829,936	718,012
Selling, general and administrative	665,258	753,749	705,226	631,053	587,778
Depreciation and amortization	57,456	55,372	70,489	50,069	51,261
Gain (loss) on sale of assets	1,852	(102)	297	(105)	1,755
Operating income	154,605	216,405	202,851	148,709	80,728
Other income	6,132	1,925	−	−	−
Interest expense, net	9,014	28,807	19,682	12,310	14,279
Income before income taxes	151,723	189,523	183,169	136,399	66,449
Provision (benefit) for income taxes	36,836	47,940	44,107	(35,730)	25,867
Net income	$114,887	$141,583	$139,062	$172,129	$40,582

Net income per common share:
Basic	$2.09	$2.57	$2.36	$2.89	$0.68
Diluted	$2.04	$2.51	$2.30	$2.80	$0.67

Cash dividends declared per share	$0.41	$0.34	$0.16	−	−

Weighted average shares outstanding:
Basic	54,866	54,988	58,835	59,441	59,907
Diluted	56,242	56,356	60,440	61,470	60,905

	Year Ended December 31,
	2020	2019	2018	2017	2016
OPERATING DATA
Unit vehicle sales −
New vehicles	23,113	31,675	29,776	25,696	23,627
Used vehicles	7,400	7,741	8,021	7,060	7,008
Total unit vehicles sales	30,513	39,416	37,797	32,756	30,635
Commercial vehicle lease and rental units	8,104	8,506	8,092	7,993	7,841

	December 31,
	2020	2019	2018	2017	2016
	(in thousands)
BALANCE SHEET DATA
Working capital	$330,932	$205,162	$194,649	$202,891	$118,318
Inventories	858,291	1,326,080	1,339,923	1,033,294	840,304
Total assets	2,985,393	3,407,329	3,201,350	2,890,139	2,603,047

Floor plan notes payable	511,786	996,336	1,023,019	778,561	646,945
Long-term debt, including current portion	529,654	627,678	601,173	611,528	604,003
Finance lease obligations, including current portion	117,113	92,370	69,114	83,141	84,493
Total shareholders’ equity	1,268,037	1,159,493	1,066,928	1,040,373	862,825

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a full-service, integrated retailer of commercial vehicles and related services. We operate one segment - the Truck Segment. The Truck Segment operates a network of commercial vehicle dealerships primarily under the name “Rush Truck Centers.” Most Rush Truck Centers are a franchised dealer for commercial vehicles manufactured by Peterbilt, International, Hino, Ford, Isuzu, IC Bus or Blue Bird. Through our strategically located network of Rush Truck Centers, we provide one-stop service for the needs of our commercial vehicle customers. We offer an integrated approach to meeting customer needs by providing service, parts and collision repair (collectively, “Aftermarket Products and Services”) in addition to new and used commercial vehicle sales and leasing, insurance and financial services, vehicle upfitting, CNG fuel systems and vehicle telematics products.

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

Our Aftermarket Products and Services include a wide range of capabilities and products such as providing parts, service and collision repairs at certain of our Rush Truck Centers, a fleet of mobile service units, technicians who work in our customers’ facilities, a proprietary line of commercial vehicle parts and accessories, vehicle upfitting, a broad range of diagnostic and analysis capabilities, a suite of telematics products and assembly services for specialized bodies and equipment. Aftermarket Products and Services accounted for 66.7% of our total gross profits in 2020.

Stock Split

On September 15, 2020, our Board of Directors declared a 3-for-2 stock split of our Class A common stock and Class B common stock, to be effected in the form of a stock dividend. On October 12, 2020, we distributed one additional share of stock for every two shares of Class A common stock, par value $0.01 per share, and Class B common stock, par value $0.01 per share, held by shareholders of record as of September 28, 2020. All share and per share data in this Form 10-K have been adjusted and restated to reflect the stock split as if it occurred on the first day of the earliest period presented.

The COVID-19 Pandemic and Its Impact on Our Business

Rush Truck Centers are classified as “essential businesses” and our dealership network has remained operational since the beginning of the COVID-19 pandemic, although some hours of operation have been modified. Despite our dealerships remaining open, the COVID-19 pandemic had a significant negative impact on our revenues for 2020. We expect that the negative impact of the COVID-19 pandemic on our revenues, and business in general, will be substantial for the foreseeable future.  However, based on current market conditions and the steps we have taken to reduce expenses, we continue to believe the worst of the pandemic’s effect on our business may be behind us.

We are monitoring and complying with CDC guidelines for limiting the spread of COVID-19 and complying with all applicable federal, state and local executive orders. We also provide employees who are unable to work as a direct result of COVID-19 with up to two weeks of additional sick leave despite the fact that we are generally not legally obligated to do so. We are also providing our employees with an additional four hours of paid time off if they choose to obtain a COVID-19 vaccination. In accordance with CDC guidelines, we have mandated that all employees stay at least 6 feet away from each other and our customers. In addition, we are requiring all our employees to wear face coverings, regardless of whether state or local laws require face coverings, and we are cleaning and disinfecting our facilities on a regular basis. We are also providing curbside parts pick-up, online parts ordering and web-based vehicle service communication to reduce in-person interactions. Our service teams are minimizing contact with customers and taking extra precautions to keep high-touch areas on customer vehicles clean and disinfected.

Commercial Vehicle Sales

All of the commercial vehicle manufacturers that we represent have resumed operations and their plants are currently producing vehicles. Supply chain delays related to manufacturing components may limit the commercial vehicle industry’s ability to meet commercial vehicle sales demand throughout 2021.

Aftermarket Products and Services

With respect to Aftermarket Products and Services, with only a few minor exceptions, our parts supply chain has remained uninterrupted to-date. We believe that the investments we have made over the years in our aftermarket strategic initiatives have enabled us to mitigate the impact of the COVID-19 pandemic on our Aftermarket Products and Service business.

Rental and Leasing Operations

With respect to our rental and leasing operations, we allowed certain credit-worthy customers that serve industries that have been dramatically impacted by the COVID-19 pandemic to skip up to three months of lease payments and either extended the lease term by three months or increased the remaining payments to keep the same lease term.  These customers have resumed payments.

Liquidity

As of December 31, 2020, our total net liquidity was approximately $417.2 million, including $312.0 million in cash and $105.2 million available under our various credit agreements, excluding our floor plan credit agreements. Our working capital facility (“the Working Capital Facility”) with BMO Harris Bank N.A. (“BMO Harris”) includes up to $100.0 million of revolving credit loans that are available to us for working capital, capital expenditures and other general corporate purposes. We currently have no outstanding draws on this line of credit. We continue to believe that we are well positioned to navigate the economic challenges that may lie ahead as a result of the COVID-19 pandemic. For further discussion of our liquidity, see the Liquidity and Capital Resources discussion set forth herein.

Summary of 2020

Our results of operations for the year ended December 31, 2020 are summarized below as follows:

●

Our gross revenues totaled $4,735.9 million in 2020, an 18.5% decrease from gross revenues of $5,809.8 million in 2019, largely as a result of decreased commercial vehicle sales and the impact of the COVID-19 pandemic.

●	Gross profit decreased $150.2 million, or 14.6%, in 2020, compared to 2019. Gross profit as a percentage of sales increased to 18.5% in 2020, from 17.7% in 2019.

●	Our 2020 new Class 8 heavy-duty unit sales, which accounted for 5.5% of the total U.S. market, decreased 28.8% in 2020, compared to 2019.

●

Our 2020 new Class 4-7 medium-duty unit sales, including buses, which accounted for 4.9% of the total U.S. market, decreased 21.8% in 2020, compared to 2019. New light-duty truck unit sales decreased 49.0% in 2020, compared to 2019.

●

Aftermarket Products and Services revenues decreased $162.1 million, or 9.2%, to $1,600.4 million in 2020, compared to $1,762.5 million in 2019, largely as a result of the impact of the COVID-19 pandemic.

●	Lease and rental revenues decreased $11.3 million, or 4.6%, to $236.2 million in 2020, compared to $247.5 million in 2019, largely as a result of the impact of the COVID-19 pandemic.

●	Selling, General and Administrative expenses decreased $88.5 million, or 11.7%, to $665.3 million in 2020, compared to $753.7 million in 2019.

2021 Outlook

According to A.C.T. Research Co., LLC (“A.C.T. Research”), a commercial vehicle industry data and forecasting service provider, new U. S. Class 8 truck retail sales are estimated to total 243,000 truck units in 2021, a 24.2% increase compared to 195,687 units sold in 2020. We expect our market share of new Class 8 truck sales to range between 5.5% and 6.0% in 2021. This market share percentage would result in the sale of approximately 12,500 to 13,500 of new Class 8 trucks in 2021, based on A.C.T. Research’s current U.S. retail sales estimate of 243,000 units.

According to A.C.T. Research, new U. S. Class 4 through 7 commercial vehicle retail sales are estimated to total 249,500 units in 2021, a 7.5% increase compared to 232,042 units sold in 2020. We expect our market share of new Class 4 through 7 commercial vehicle sales to range between 4.7% and 5.3% in 2021. This market share percentage would result in the sale of approximately 11,200 to 12,500 of new Class 4 through 7 commercial vehicles in 2021, based on A.C.T. Research’s current U.S. retail sales estimates of 249,500 units.

We expect to sell approximately 1,600 light-duty vehicles and approximately 7,000 to 7,500 used commercial vehicles in 2021. We expect lease and rental revenue to increase 6% to 9% during 2021, compared to 2020.

We continue to make progress on our strategic initiatives to increase our Aftermarket Products and Services revenues.  We believe our Aftermarket Products and Services revenues will increase 8% to 10% in 2021, compared to 2020.

Key Performance Indicator

Absorption Ratio. Management uses several performance metrics to evaluate the performance of our commercial vehicle dealerships and considers Rush Truck Centers’ “absorption ratio” to be of critical importance. Absorption ratio is calculated by dividing the gross profit from the parts, service and collision center departments by the overhead expenses of all of a dealership’s departments, except for the selling expenses of the new and used commercial vehicle departments and carrying costs of new and used commercial vehicle inventory. When 100% absorption is achieved, all of the gross profit from the sale of a commercial vehicle, after sales commissions and inventory carrying costs, directly impacts operating profit. Our commercial vehicle dealerships achieved a 118.7% absorption ratio for the year ended December 31, 2020 and 120.2% absorption ratio for the year ended December 31, 2019.

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

Goodwill was tested for impairment during the fourth quarter of 2020 and no impairment was required. The fair value of our reporting unit exceeded the carrying value of its net assets. As a result, we were not required to conduct the second step of the impairment test. We do not believe our reporting unit is at risk of failing step one of the impairment test.

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

Results of Operations

The following discussion and analysis includes our historical results of operations for 2020, 2019 and 2018. The following table sets forth for the years indicated certain financial data as a percentage of total revenues:

	Year Ended December 31,
	2020	2019	2018
New and used commercial vehicle sales	60.5%	64.7%	64.6%
Aftermarket Products and Services sales	33.8	30.3	30.3
Lease and rental	5.0	4.3	4.3
Finance and insurance	0.4	0.4	0.4
Other	0.3	0.3	0.4
Total revenues	100.0	100.0	100.0
Cost of products sold	81.5	82.3	82.2
Gross profit	18.5	17.7	17.8
Selling, general and administrative	14.0	13.0	12.8
Depreciation and amortization	1.2	1.0	1.3
Gain (loss) on sale of assets	0.0	0.0	0.0
Operating income	3.3	3.7	3.7
Other income	0.1	0.0	0.0
Interest expense, net	0.2	0.5	0.4
Income from continuing operations before income taxes	3.2	3.2	3.3
Provision (benefit) for income taxes	0.8	0.8	0.8
Net income	2.4%	2.4%	2.5%

The following table sets forth the unit sales and revenue for new heavy-duty, new medium-duty, new light-duty and used commercial vehicles and the absorption ratio for the years indicated (revenue in millions):

				% Change
	2020	2019	2018	2020 vs 2019	2019 vs 2018
Vehicle unit sales:
New heavy-duty vehicles	10,670	14,986	14,666	-28.8%	2.2%
New medium-duty vehicles	11,311	14,470	12,949	-21.8%	11.7%
New light-duty vehicles	1,132	2,219	2,161	-49.0%	2.7%
Total new vehicle unit sales	23,113	31,675	29,776	-27.0%	6.4%

Used vehicles sales	7,400	7,741	8,021	-4.4%	-3.5%

Vehicle revenue:
New heavy-duty vehicles	$1,587.9	$2,192.3	$2,120.5	-27.6%	3.4%
New medium-duty vehicles	919.7	1,124.0	971.3	-18.2%	15.7%
New light-duty vehicles	50.1	90.6	86.7	-44.7%	4.5%
Total new vehicle revenue	$2,557.7	$3,406.9	$3,178.5	-24.9%	7.2%

Used vehicle revenue	$291.5	$330.3	$360.1	-11.7%	-8.3%

Other vehicle revenue:(1)	$14.1	$20.4	$20.0	-30.9%	2.0%

Dealership absorption ratio:	118.7%	120.2%	122.4%	-1.2%	-1.8%

(1)	Includes sales of truck bodies, trailers and other new equipment.

The following table sets forth for the periods indicated the percent of gross profit by revenue source:

	2020	2019	2018
Gross Profit:
New and used commercial vehicle sales	25.3%	27.0%	28.4%
Aftermarket Products and Services sales	66.7	64.9	63.4
Lease and rental	3.9	4.0	4.2
Finance and insurance	2.5	2.4	2.1
Other	1.6	1.7	1.9
Total gross profit	100.0%	100.0%	100.0%

Industry

We operate in the commercial vehicle market. There has historically been a high correlation between new product sales in the commercial vehicle market and the rate of change in U.S. industrial production and the U.S. gross domestic product.

Heavy-Duty Truck Market

The U.S. retail heavy-duty truck market is affected by a number of factors, including general economic conditions, fuel prices, other methods of transportation, environmental and other government regulation, interest rate fluctuations and customer business cycles. According to data published by A.C.T. Research, over the last 10 years, total U.S. retail sales of new Class 8 trucks have ranged from a low of approximately 110,000 in 2010 to a high of approximately 281,440 in 2019. Class 8 trucks are defined by the American Automobile Association as trucks with a minimum gross vehicle weight rating above 33,000 pounds.

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

A.C.T. Research currently estimates approximately 243,000 new Class 8 trucks will be sold in the United States in 2021, compared to approximately 195,687 new Class 8 trucks sold in 2020. A.C.T. Research currently forecasts sales of new Class 8 trucks in the U.S. to be approximately 275,000 in 2022.

Medium-Duty Truck Market

Many of our Rush Truck Centers sell medium-duty commercial vehicles manufactured by Peterbilt, International, Hino, Ford or Isuzu, and provide parts and service for medium-duty commercial vehicles. Medium-duty commercial vehicles are principally used in short-haul, local markets as delivery vehicles; they typically operate locally and generally do not leave their service areas overnight. We also sell light-duty vehicles (Class 3 and under) at several of our Ford dealerships.

A.C.T. Research currently forecasts sales of new Class 4 through 7 commercial vehicles in the U.S. to be approximately 249,500 units in 2021, compared to 232,042 units in 2020. A.C.T. Research currently forecasts sales of new Class 4 through 7 commercial vehicles in the U.S. to be approximately 257,000 in 2022.

Year Ended December 31, 2020 Compared to Year Ended December 31, 2019

Revenues

Total revenues decreased $1,073.9 million, or 18.5%, in 2020, compared to 2019. This decline was primarily due to a substantial decrease in new commercial vehicle sales resulting from the anticipated downturn in demand for new commercial vehicles due to record to near-record sales of commercial vehicles in 2018 and 2019 and the effects of the COVID-19 pandemic.

Our Aftermarket Products and Services revenues decreased $162.1 million, or 9.2%, in 2020, compared to 2019. This decline was primarily due to weak demand from the energy sector and the effects of the COVID-19 pandemic.

Our revenues from sales of new and used commercial vehicles decreased $894.3 million, or 23.8%, in 2020, compared to 2019. This decline was a result of the anticipated downturn in new commercial vehicle sales.

We sold 10,670 new heavy-duty trucks in 2020, a 28.8% decrease compared to 14,986 new heavy-duty trucks in 2019. Our share of the new U.S. Class 8 commercial vehicle sales market increased to approximately 5.5% in 2020, from 5.3% in 2019.

We sold 11,311 new medium-duty commercial vehicles, including 1,097 buses, in 2020, a 21.8% decrease compared to 14,470 new medium-duty commercial vehicles, including 1,272 buses, in 2019. In 2020, we achieved a 4.9% share of the Class 4 through 7 commercial vehicle market in the U.S., compared to 5.4% in 2019.

We sold 1,132 new light-duty vehicles in 2020, a 49.0% decrease compared to 2,219 new light-duty vehicles in 2019.

We sold 7,400 used commercial vehicles in 2020, a 4.4% decrease compared to 7,741 used commercial vehicles in 2019.

Commercial vehicle lease and rental revenues decreased $11.3 million, or 4.6%, in 2020, compared to 2019. This decrease is primarily related to the decrease in size and utilization of the rental fleet, especially during lockdowns put in place by state governments during the onset of the COVID-19 pandemic.

Finance and insurance revenues decreased $2.5 million, or 10.2%, in 2020, compared to 2019. Finance and insurance revenues have limited direct costs and, therefore, contribute a disproportionate share of our operating profits.

Other revenues decreased $3.7 million, or 21.1% in 2020, compared to 2019. Other revenues consist primarily of document fees related to commercial vehicle sales.

Gross Profit

Gross profit decreased $150.2 million, or 14.6%, in 2020, compared to 2019. This decline was a result of both the COVID-19 pandemic and the anticipated downturn in demand for new commercial vehicles resulting from record to near-record sales of commercial vehicles in 2018 and 2019. Gross profit as a percentage of sales increased to 18.5% in 2020, from 17.7% in 2019. This increase in gross profit as a percentage of sales is a result of a change in our product sales mix. Commercial vehicle sales, a lower margin revenue item, decreased as a percentage of total revenues to 60.5% in 2020, from 64.7% in 2019. Aftermarket Products and Services revenues, a higher margin revenue item, increased as a percentage of total revenues to 33.8% in 2020, from 30.3% in 2019.

Gross margins from our Aftermarket Products and Services operations decreased to 36.5% in 2020, from 37.7% in 2019. This decrease is primarily related to the decrease in parts rebates from parts suppliers and the increase in inventory obsolescence reserves in 2020. Gross profit for Aftermarket Products and Services decreased to $583.9 million in 2020, from $665.2 million in 2019. This decrease in gross profit is consistent with the decrease in Aftermarket Products and Services revenues, primarily due to weak demand from the energy sector and the effects of the COVID-19 pandemic. Historically, parts operations’ gross margins range from 27% to 29% and service and collision center operations range from 66% to 68%. Gross profits from parts sales represented 59.4% of total gross profit for Aftermarket Products and Services operations in 2020 and 59.3% in 2019. Service and collision center operations represented 40.6% of total gross profit for Aftermarket Products and Services operations in 2020 and 40.7% 2019. We expect blended gross margins on Aftermarket Products and Services operations to range from 36.0% to 37.0% in 2021.

Gross margins on new heavy-duty truck sales increased to 8.2% in 2020, from 8.1% in 2019. In 2021, we expect overall gross margins from new heavy-duty truck sales of approximately 7.5% to 8.0%.

Gross margins on new medium-duty commercial vehicle sales increased to 6.3% in 2020, from 5.7% in 2019. For 2021, we expect overall gross margins from new medium-duty commercial vehicle sales of approximately 5.5% to 6.3%, but this will largely depend upon the mix of purchasers and types of vehicles sold.

Gross margins on used commercial vehicle sales increased to 9.9% in 2020, from 8.9% in 2019. This increase is due to the unanticipated increased demand for used commercial vehicles resulting from the COVID-19 pandemic. We expect margins on used commercial vehicles to range between 9.0% and 10.0% during 2021.

Gross margins from commercial vehicle lease and rental sales decreased to 14.3% in 2020, from 16.7% in 2019. This decrease is primarily related to decreased rental fleet utilization. We expect gross margins from lease and rental sales of approximately 16.5% to 17.0% during 2021. Our policy is to depreciate our lease and rental fleet using a straight-line method over each customer’s contractual lease term. The lease unit is depreciated to a residual value that approximates fair value at the expiration of the lease term. This policy results in us realizing reasonable gross margins while the unit is in service and a corresponding gain or loss on sale when the unit is sold at the end of the lease term.

Finance and insurance revenues and other revenues, as described above, have limited direct costs and, therefore, contribute a disproportionate share of gross profit.

Selling, General and Administrative Expenses

Selling, General and Administrative (“SG&A”) expenses decreased $88.5 million, or 11.7%, in 2020, compared to 2019. This decrease resulted from expense reductions that began in the fourth quarter of 2019 due to the anticipated downturn in demand for new commercial vehicles and subsequent expense reductions necessitated by the COVID-19 pandemic and decreased selling expense, compared to 2020. SG&A expenses as a percentage of total revenues increased to 14.0% in 2020, from 13.0% in 2019. Annual SG&A expenses as a percentage of total revenues have ranged from 12.4% to 14.0% over the last five years. In general, when new and used commercial vehicle revenues decrease as a percentage of total revenues, SG&A expenses as a percentage of total revenues will be at the higher end of this range. For 2021, we expect SG&A expenses as a percentage of total revenues to range from 13.0% to 14.0%, due to the increase in revenues from sales of new and used commercial vehicle and Aftermarket Products and Services. For 2021, we expect the selling portion of SG&A expenses to be approximately 25.0% to 30.0% of new and used commercial vehicle gross profit.

Depreciation and Amortization Expense

Depreciation and amortization expense increased $2.1 million, or 3.8%, in 2020, compared to 2019.

Interest Expense, Net

Net interest expense decreased $19.8 million, or 68.7%, in 2020, compared to 2019. This decrease in interest expense is a result of the decrease in inventory levels and lower floor plan interest rates in 2020, compared to 2019. We expect net interest expense in 2021 to decrease, but the amount of the decrease will depend on inventory levels, interest rate fluctuations and the amount of cash available to make prepayments on our floor plan arrangements.

Income before Income Taxes

Income before income taxes decreased $37.8 million, or 19.9%, in 2020, compared to 2019, as a result of the factors described above.

Income Taxes

Income tax expense decreased $11.1 million, or 23.2%, in 2020, compared to 2019, as a result of the factors described above.

We provided for taxes at a 24.3% effective rate in 2020, compared to an effective rate of 25.3% in 2019. We expect our effective tax rate to be approximately 24.0% to 25.5% of pretax income in 2021.

Year Ended December 31, 2019 Compared to Year Ended December 31, 2018

For a discussion of information on the year ended December 31, 2019, refer to Part II Item 7 in the 2019 Annual Report on Form 10-K. Inline XBRL Viewer (sec.gov)

Liquidity and Capital Resources

Our short-term cash requirements are primarily for working capital, inventory financing, the renovation and expansion of existing facilities and the construction or purchase of new facilities. Historically, these cash requirements have been met through the retention of profits, borrowings under our floor plan arrangements and bank financings. As of December 31, 2020, we had working capital of approximately $330.9 million, including $312.0 million in cash, available to fund our operations. From time to time, we utilize our excess cash on hand to pay down our outstanding borrowings under our floor plan credit agreement with BMO Harris Bank N.A. (“BMO Harris”) (the “Floor Plan Credit Agreement”), and the resulting interest earned is recognized as an offset to our gross interest expense under the Floor Plan Credit Agreement.

We continually evaluate our liquidity and capital resources based upon (i) our cash and cash equivalents on hand, (ii) the funds that we expect to generate through future operations, (iii) current and expected borrowing availability under our secured line of credit, our Working Capital Facility and our Floor Plan Credit Agreement, and (iv) the potential impact of our capital allocation strategy and any contemplated or pending future transactions, including, but not limited to, acquisitions, equity repurchases, dividends, or other capital expenditures. We believe we will have sufficient liquidity to meet our debt service and working capital requirements, commitments and contingencies, debt repayments, acquisitions, capital expenditures and any operating requirements for at least the next twelve months.

We have a secured line of credit that provides for a maximum borrowing of $17.5 million. There were no advances outstanding under this secured line of credit at December 31, 2020, however, $12.3 million was pledged to secure various letters of credit related to self-insurance products, leaving $5.2 million available for future borrowings as of December 31, 2020.

The Working Capital Facility with BMO Harris includes up to $100.0 million of revolving credit loans available to us for working capital, capital expenditures and other general corporate purposes. The amount of the borrowings under the Working Capital Facility are subject to borrowing base limitations based on the value of our eligible parts inventory and company vehicles. The Working Capital Facility includes a $20 million letter of credit sublimit. Borrowings under the Working Capital Facility bear interest at rates based on LIBOR or the Base Rate (as such terms are defined in the Working Capital Facility), plus an applicable margin determined based on outstanding borrowing under the Working Capital Facility. In addition, we are required to pay a commitment fee on the amount unused under the Working Capital Facility. The Working Capital Facility expires on the earlier of (i) June 30, 2022 and (ii) the date on which all commitments under the Working Capital Facility shall have terminated, whether as a result of the occurrence of the Commitment Termination Date (as defined in the Working Capital Facility) or otherwise. There were no advances outstanding under the Working Capital Facility as of December 31, 2020.

Our long-term real estate debt, floor plan financing agreements and the Working Capital Facility require us to satisfy various financial ratios such as the debt-to-worth ratio, leverage ratio and the fixed charge coverage ratio and certain requirements for tangible net worth and Generally Accepted Accounting Principles (“GAAP”) net worth. As of December 31, 2020, we were in compliance with all debt covenants related to debt secured by real estate, lease and rental units, our floor plan credit agreements and the Working Capital Facility. We do not anticipate any breach of the covenants in the foreseeable future.

We expect to purchase or lease commercial vehicles worth approximately $150.0 million to $180.0 million for our leasing operations during 2021, depending on customer demand, all of which will be financed. We also expect to make capital expenditures for recurring items such as computers, shop tools and equipment and vehicles of approximately $30.0 million to $35.0 million during 2021.

During the fourth quarter of 2020, we paid a cash dividend of $7.6 million. Additionally, on February 10, 2021, our Board of Directors declared a cash dividend of $0.18 per share of Class A and Class B Common Stock, to be paid on March 16, 2021, to all shareholders of record as of February 25, 2021. The total dividend disbursement is estimated at approximately $10.1 million. We expect to continue paying cash dividends on a quarterly basis. However, there is no assurance as to future dividends because the declaration and payment of such dividends is subject to the business judgment of our Board of Directors and will depend on historic and projected earnings, capital requirements, covenant compliance and financial conditions and such other factors as our Board of Directors deem relevant.

On December 8, 2020, we announced that our Board of Directors approved a new stock repurchase program authorizing management to repurchase, from time to time, up to an aggregate of $100.0 million of our shares of Class A Common Stock and/or Class B Common Stock. In connection with the adoption of the new stock repurchase plan, we terminated the prior stock repurchase plan, which was scheduled to expire on December 31, 2020. Repurchases, if any, will be made at times and in amounts as we deem appropriate and may be made through open market transactions at prevailing market prices, privately negotiated transactions or by other means in accordance with federal securities laws. The actual timing, number and value of repurchases under the stock repurchase program will be determined by management at its discretion and will depend on a number of factors, including market conditions, stock price and other factors, including those related to the ownership requirements of our dealership agreements with Peterbilt. As of December 31, 2020, we had repurchased $1.8 million of our shares of common stock under the current stock repurchase program. The current stock repurchase program expires on December 31, 2021, and may be suspended or discontinued at any time.

We anticipate funding the capital expenditures for the improvement and expansion of existing facilities and recurring expenses through our operating cash flows. We have the ability to fund the construction or purchase of new facilities through our operating cash flows or by financing.

We have no other material commitments for capital expenditures as of December 31, 2020. However, we will continue to purchase vehicles for our lease and rental operations and authorize capital expenditures for the improvement or expansion of our existing dealership facilities and construction or purchase of new facilities based on market opportunities.

Cash Flows

Cash and cash equivalents increased by $130.4 million during the year ended December 31, 2020, compared to the year ended December 31, 2019, and increased by $49.9 million during the year ended December 31, 2019, compared to the year ended December 31, 2018. The major components of these changes are discussed below.

Cash Flows from Operating Activities

Cash flows from operating activities include net income adjusted for non-cash items and the effects of changes in working capital. During 2020, operating activities resulted in net cash provided by operations of $763.0 million. Net cash provided by operating activities primarily consisted of $114.9 million in net income, as well as non-cash adjustments related to depreciation and amortization of $177.3 million, deferred income tax of $37.9 million and stock-based compensation of $19.4 million. Cash used in operating activities included an aggregate of $495.9 million net change in operating assets and liabilities. Included in the net change in operating assets and liabilities were cash inflows of $11.2 million from a decrease in accounts receivable, $536.7 million from a decrease in inventory, $5.8 million from the decrease in other current assets, $31.5 million from the increase in customer deposits and $49.0 million from the increase in accrued liabilities, which were offset by cash outflows of $23.3 million from the decreases in accounts payable and $115.0 million from the net payments on floor plan (trade). The majority of commercial vehicle inventory is financed through our floor plan credit agreements.

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

Cash Flows from Investing Activities

During 2020, cash used in investing activities totaled $127.5 million. Cash flows used in investing activities consist primarily of cash used for capital expenditures. Capital expenditures totaled $136.2 million during 2020 and consisted primarily of purchases of property and equipment, improvements to our existing dealership facilities and $93.0 million for purchases of rental and lease vehicles for the rental and leasing operations, which were directly offset by borrowings of long-term debt.

During 2019, cash used in investing activities totaled $320.5 million. Cash flows used in investing activities consist primarily of cash used for capital expenditures. Capital expenditures totaled $293.5 million during 2019 and consisted primarily of purchases of property and equipment, improvements to our existing dealership facilities and $209.3 million for purchases of rental and lease vehicles for the rental and leasing operations, which were directly offset by borrowings of long-term debt. Business acquisitions of $10.2 million consisted of the purchase of a Ford dealership in Ceres, California, and a used truck dealership in Jacksonville, Florida, including the real estate associated with each dealership. In addition, we purchased 50% of the equity interest in RTC Canada for $22.5 million, which is treated as an equity method investment.

Cash Flows from Financing Activities

Cash flows provided by (used in) financing activities include borrowings and repayments of long-term debt and net payments of floor plan notes payable. During 2020, our financing activities resulted in net cash used in financing of $505.1 million. The cash outflows consisted primarily of $266.5 million used for principal repayments of long-term debt and capital lease obligations, $369.6 million from net payments on floor plan notes payable (non-trade), and $24.9 million used to purchase 843,020 shares of Rush Class A common stock and 225,444 shares of Rush Class B common stock during 2020. Additionally, during 2020, we paid cash dividends of $22.5 million. These cash outflows were partially offset by borrowings of $157.3 million of long-term debt for the purchase of additional units for our rental and leasing operations and $21.0 million from the issuance of shares related to equity compensation plans.

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

Most of our commercial vehicle inventory purchases are made on terms requiring payment to the manufacturer within 15 days or less from the date the commercial vehicles are invoiced from the factory. We finance the majority of all new commercial vehicle inventory and the loan value of our used commercial vehicle inventory under the Floor Plan Credit Agreement. The Floor Plan Credit Agreement includes an aggregate loan commitment of $1.0 billion. Borrowings under the Floor Plan Credit Agreement bear interest at an annual rate equal to (A) the greater of (i) zero and (ii) one month LIBOR rate, determined on the last day of the prior month, plus (B) 1.25% and are payable monthly. Loans under the Floor Plan Credit Agreement for the purchase of used commercial vehicle inventory are limited to $150.0 million and loans for working capital purposes are limited to $200.0 million. The Floor Plan Credit Agreement expires June 30, 2022, although BMO Harris has the right to terminate at any time upon 360 days written notice and we may terminate at any time, subject to specified limited exceptions. On December 31, 2020, we had approximately $451.5 million outstanding under the Floor Plan Credit Agreement. The average daily outstanding borrowings under the Floor Plan Credit Agreement were $600.1 million during the year ended December 31, 2020. We utilize our excess cash on hand to pay down our outstanding borrowings under the Floor Plan Credit Agreement, and the resulting interest earned is recognized as an offset to our gross interest expense under the Floor Plan Credit Agreement.

Navistar Financial Corporation and Peterbilt offer trade terms that provide an interest-free inventory stocking period for certain new commercial vehicles. This interest-free period is generally 15 to 60 days. If the commercial vehicle is not sold within the interest-free period, we then finance the commercial vehicle under the Floor Plan Credit Agreement.

Cyclicality

Our business is dependent on a number of factors including general economic conditions, fuel prices, interest rate fluctuations, credit availability, environmental and other government regulations and customer business cycles. Unit sales of new commercial vehicles have historically been subject to substantial cyclical variation based on these general economic conditions. According to data published by A.C.T. Research, in recent years, total U.S. retail sales of new Class 8 commercial vehicles have ranged from a low of approximately 110,000 in 2010, to a high of approximately 281,440 in 2019. Through geographic expansion, concentration on higher margin Aftermarket Products and Services and diversification of our customer base, we have attempted to reduce the negative impact of adverse general economic conditions or cyclical trends affecting the Class 8 commercial vehicle industry on our earnings.

Off-Balance Sheet Arrangements

Other than operating leases entered into prior to the adoption of ASU No. 2016-02, “Leases (“Topic 842”)” on January 1, 2019, we do not have any obligation under any transaction, agreement or other contractual arrangement to which an entity unconsolidated with the Company is a party, that has or is reasonably likely to have, a material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Contractual Obligations

We have certain contractual obligations that will impact both our short and long-term liquidity. As of December 31, 2020, such obligations were as follows (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Long-term debt obligations (1)	$529,654	$141,672	$232,656	$128,694	$26,632
Finance lease obligations(2)	134,411	31,579	47,267	38,634	16,931
Operating lease obligations(2)	78,927	13,055	21,223	16,076	28,573
Floor plan debt obligation	511,786	511,786	−	−	−
Interest obligations (3)	56,069	26,797	21,911	6,806	555
Purchase obligations (4)	−	−	−	−	−
Total	$1,310,847	$724,889	$323,057	$190,210	$72,691

(1)     Refer to Note 8 of Notes to Consolidated Financial Statements.

(2)     Refer to Note 10 of Notes to Consolidated Financial Statements. Amounts include interest.

(3)     In computing interest expense, we used our weighted average interest rate outstanding on fixed rate debt to estimate our interest expense on fixed rate debt. We used our weighted average variable interest rate on outstanding variable rate debt as of December 31, 2020, and added 0.25 percent per year to estimate our interest expense on variable rate debt.

(4)     The Company does not have any material purchase obligations as of December 31, 2020.

Item 7A.   Quantitative and Qualitative Disclosures about Market Risk

Market risk represents the risk of loss that may impact the financial position, results of operations, or cash flows of the Company due to adverse changes in financial market prices, including interest rate risk, and other relevant market rate or price risks.

We are exposed to market risk through interest rates related to our floor plan financing agreements, the Working Capital Facility, variable rate real estate debt and discount rates related to finance sales. The majority of our floor plan debt and variable rate real estate debt is based on LIBOR. As of December 31, 2020, we had floor plan borrowings of $511.8 million and variable interest rate real estate debt of approximately $41.0 million. Assuming an increase or decrease in LIBOR of 100 basis points, annual interest expense could correspondingly increase or decrease by approximately $5.5 million.

Item 8.   Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Shareholders and the Board of Directors of Rush Enterprises, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Rush Enterprises, Inc. and subsidiaries (the Company) as of December 31, 2020 and 2019, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework), and our report dated February 24, 2021, expressed an unqualified opinion thereon.

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

New and Used Commercial Vehicle Inventory Reserves

Description of the Matter

At December 31, 2020, the Company’s new and used commercial vehicle inventory balance is approximately $613.0 million, which is net of management’s estimate of inventory reserves. As described in Note 6 to the consolidated financial statements, management adjusts the value of its inventory to net realizable value to the extent it determines inventory cost cannot be recovered. Management estimates future demand and sales prices to calculate the inventory reserves and to make corresponding adjustments to the carrying value of these inventories to reflect the lower of cost or net realizable value.

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

San Antonio, Texas

February 24, 2021

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Shares and Per Share Amounts)

	December 31,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$312,048	$181,620
Accounts receivable, net	172,481	183,704
Inventories, net	858,291	1,326,080
Prepaid expenses and other	14,906	20,728
Assets held for sale	-	419
Total current assets	1,357,726	1,712,551
Property and equipment, net	1,203,719	1,279,931
Operating lease right-of-use assets, net	60,577	57,197
Goodwill, net	292,142	292,142
Other assets, net	71,229	65,508
Total assets	$2,985,393	$3,407,329

Liabilities and shareholders’ equity
Current liabilities:
Floor plan notes payable	$511,786	$996,336
Current maturities of long-term debt	141,672	189,265
Current maturities of finance lease obligations	26,373	22,892
Current maturities of operating lease obligations	10,196	10,114
Trade accounts payable	110,728	133,697
Customer deposits	74,209	42,695
Accrued expenses	151,830	112,390
Total current liabilities	1,026,794	1,507,389
Long-term debt, net of current maturities	387,982	438,413
Finance lease obligations, net of current maturities	90,740	69,478
Operating lease obligations, net of current maturities	51,155	47,555
Other long-term liabilities	34,246	20,704
Deferred income taxes, net	126,439	164,297
Shareholders’ equity:
Preferred stock, par value $.01 per share; 1,000,000 shares authorized; 0 shares outstanding in 2020 and 2019	-	-
Common stock, par value $.01 per share; 60,000,000 Class A shares and 20,000,000 Class B shares authorized; 42,503,925 Class A shares and 12,470,308 Class B shares outstanding in 2020; and 41,930,472 Class A shares and 12,360,729 Class B shares outstanding in 2019	551	465
Additional paid-in capital	437,646	397,267
Treasury stock, at cost: 10,335 Class A shares and 73,437 Class B shares in 2020 and 7,583,674 Class A shares and 7,959,511 Class B shares in 2019	(2,879)	(304,129)
Retained earnings	831,850	1,065,553
Accumulated other comprehensive income	869	337
Total shareholders’ equity	1,268,037	1,159,493
Total liabilities and shareholders’ equity	$2,985,393	$3,407,329

The accompanying notes are an integral part of these consolidated financial statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Amounts)

	Year Ended December 31,
	2020	2019	2018

Revenues
New and used commercial vehicle sales	$2,863,309	$3,757,584	$3,558,637
Aftermarket products and services sales	1,600,445	1,762,510	1,670,052
Lease and rental	236,223	247,549	238,238
Finance and insurance	21,949	24,443	20,535
Other	14,014	17,761	18,728
Total revenue	4,735,940	5,809,847	5,506,190
Cost of products sold
New and used commercial vehicle sales	2,641,487	3,480,682	3,280,966
Aftermarket products and services sales	1,016,574	1,097,337	1,049,684
Lease and rental	202,412	206,200	197,271
Total cost of products sold	3,860,473	4,784,219	4,527,921
Gross profit	875,467	1,025,628	978,269
Selling, general and administrative	665,258	753,749	705,226
Depreciation and amortization	57,456	55,372	70,489
Gain (loss) on sale of assets	1,852	(102)	297
Operating income	154,605	216,405	202,851
Other income	6,132	1,925	-
Interest income (expense):
Interest income	713	1,680	1,376
Interest expense	(9,727)	(30,487)	(21,058)
Total interest expense, net	9,014	28,807	19,682
Income before taxes	151,723	189,523	183,169
Income tax provision	36,836	47,940	44,107
Net income	$114,887	$141,583	$139,062

Earnings per common share
Basic	$2.09	$2.57	$2.36
Diluted	$2.04	$2.51	$2.30

Dividends declared per common share	$0.41	$0.34	$0.16

The accompanying notes are an integral part of these consolidated financial statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands)

	Year Ended December 31,
	2020	2019	2018

Net income	$114,887	$141,583	$139,062
Other comprehensive income net of tax and net of reclassification adjustments:
Change in currency translation	532	337	-
Comprehensive income	$115,419	$141,920	$139,062

The accompanying notes are an integral part of these consolidated financial statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In Thousands)

	Common Stock						Accumulated
	Shares Outstanding		$0.01 Par	Additional Paid-In	Treasury	Retained	Other Comprehensive
	Class A	Class B	Value	Capital	Stock	Earnings	Income	Total

Balance, December 31, 2017	47,017	12,703	$454	$348,044	$(120,682)	$812,557	$–	$1,040,373
Stock options exercised and stock awards	207	–	1	2,742	–	–	–	2,743
Stock-based compensation related to stock options, restricted shares and employee stock purchase plan	–	–	–	18,059	–	–	–	18,059
Vesting of restricted share awards	–	340	2	(1,749)	–	–	–	(1,747)
Issuance of common stock under employee stock purchase plan	126	–	1	2,929	–	–	–	2,930
Common stock repurchases	(4,285)	(608)	–	–	(125,160)	–	–	(125,160)
Cash dividends declared on Class A common stock	–	–	–	–	–	(7,324)	–	(7,324)
Cash dividends declared on Class B common stock	–	–	–	–	–	(2,008)	–	(2,008)
Net income	–	–	–	–	–	139,062	–	139,062

Balance, December 31, 2018	43,065	12,435	$458	$370,025	$(245,842)	$942,287	$–	$1,066,928
Stock options exercised and stock awards	586	–	4	7,585	–	–	–	7,589
Stock-based compensation related to stock options, restricted shares and employee stock purchase plan	–	–	–	19,005	–	–	–	19,005
Vesting of restricted share awards	–	339	2	(2,834)	–	–	–	(2,832)
Issuance of common stock under employee stock purchase plan	175	–	1	3,486	–	–	–	3,487
Common stock repurchases	(1,896)	(414)	–	–	(58,287)	–	–	(58,287)
Cash dividends declared on Class A common stock	–	–	–	–	–	(14,037)	–	(14,037)
Cash dividends declared on Class B common stock	–	–	–	–	–	(4,280)	–	(4,280)
Other comprehensive income	–	–	–	–	–	–	337	337
Net income	–	–	–	–	–	141,583	–	141,583

Balance, December 31, 2019	41,930	12,360	$465	$397,267	$(304,129)	$1,065,553	$337	$1,159,493
Stock options exercised and stock awards	1,247	–	10	19,582	–	–	–	19,592
Stock-based compensation related to stock options, restricted shares and employee stock purchase plan	–	–	–	19,356	–	–	–	19,356
Vesting of restricted share awards	–	339	2	(2,459)	–	–	–	(2,457)
Issuance of common stock under employee stock purchase plan	177	–	2	3,900	–	–	–	3,902
Common stock repurchases	(843)	(225)	–	–	(24,807)	–	–	(24,807)
Cancellation of treasury stock	(7)	(4)	72	–	326,057	(326,129)	–	–
Cash dividends declared on Class A common stock	–	–	–	–	–	(17,062)	–	(17,062)
Cash dividends declared on Class B common stock	–	–	–	–	–	(5,399)	–	(5,399)
Other comprehensive income	–	–	–	–	–	–	532	532
Net income	–	–	–	–	–	114,887	–	114,887

Balance, December 31, 2020	42,504	12,470	$551	$437,646	$(2,879)	$831,850	$869	$1,268,037

The accompanying notes are an integral part of these consolidated financial statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Year Ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net income	$114,887	$141,583	$139,062
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	177,347	175,484	185,122
(Gain) loss on sale of property and equipment, net	(1,852)	102	(297)
Stock-based compensation expense related to employee stock options and employee stock purchases	19,356	19,005	18,059
(Benefit) provision for deferred income tax expense	(37,858)	22,989	5,997
Change in accounts receivable, net	11,223	19,831	(7,746)
Change in inventories	536,682	81,722	(255,040)
Change in prepaid expenses and other, net	5,822	(10,237)	1,907
Change in trade accounts payable	(23,336)	2,241	18,490
(Payments) draws on floor plan notes payable – trade, net	(114,958)	(26,579)	76,646
Change in customer deposits	31,514	6,512	8,833
Change in accrued expenses	48,974	(12,757)	24,331
Other, net	(4,819)	1,376	-
Net cash provided by operating activities	762,982	421,272	215,364
Cash flows from investing activities:
Acquisition of property and equipment	(136,200)	(293,493)	(238,260)
Proceeds from the sale of property and equipment	5,783	2,310	6,325
Business acquisitions	-	(10,168)	-
Purchase of equity method investment and call option	-	(22,499)	-
Proceeds from the sale of available for sale securities	-	-	6,375
Other	2,960	3,394	(1,683)
Net cash used in investing activities	(127,457)	(320,456)	(227,243)
Cash flows from financing activities:
(Payments) draws on floor plan notes payable – non-trade, net	(369,592)	(104)	167,812
Proceeds from long-term debt	157,255	210,043	156,751
Principal payments on long-term debt	(255,279)	(183,538)	(167,106)
Principal payments on finance lease obligations	(11,192)	(8,331)	(12,429)
Draws on line of credit	-	135,000	-
Payments on line of credit	-	(135,000)	-
Proceeds from issuance of shares relating to employee stock options and employee stock purchases	21,037	8,244	3,926
Payments of cash dividends	(22,461)	(18,317)	(9,332)
Common stock repurchased	(24,865)	(58,188)	(120,558)
Debt issuance costs	-	(731)	-
Net cash (used in) provided by financing activities	(505,097)	(50,922)	19,064
Net increase (decrease) in cash and cash equivalents	130,428	49,894	7,185
Cash and cash equivalents, beginning of year	181,620	131,726	124,541
Cash and cash equivalents, end of year	$312,048	$181,620	$131,726
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$38,806	$57,373	$42,752
Income taxes paid, net	$36,364	$42,440	$28,674
Noncash investing and financing activities:
Assets acquired under finance leases	$49,523	$44,904	$4,914
Guaranty agreement	−	$5,025	−

The accompanying notes are an integral part of these consolidated financial statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND OPERATIONS:

Rush Enterprises, Inc. (the “Company”) was incorporated in 1965 under the laws of the State of Texas. The Company operates a network of commercial vehicle dealerships that primarily sell commercial vehicles manufactured by Peterbilt, International, Hino, Ford, Isuzu, IC Bus or Blue Bird. Through its strategically located network of Rush Truck Centers, the Company provides one-stop service for the needs of its commercial vehicle customers, including retail sales of new and used commercial vehicles, aftermarket parts sales, service and repair facilities, financing, leasing and rental, and insurance products.

Stock Split

On September 15, 2020, the Board of Directors of the Company declared a 3-for-2 stock split of the Company’s Class A common stock and Class B common stock, to be effected in the form of a stock dividend. On October 12, 2020, the Company distributed one additional share of stock for every two shares of Class A common stock, par value $0.01 per share, and Class B common stock, par value $0.01 per share, held by shareholders of record as of September 28, 2020. All share and per share data in this Form 10-K have been adjusted and restated to reflect the stock split as if it occurred on the first day of the earliest period presented.

COVID-19 Risks and Uncertainties

In March 2020, the World Health Organization made the assessment that COVID-19 could be characterized as a pandemic, and the President of the United States declared the COVID-19 outbreak a national emergency. The Company’s nationwide network of commercial vehicle dealerships are classified as “essential businesses” and have remained operational across the Company’s dealership network. Despite the dealerships remaining open, the COVID-19 pandemic had a significant negative impact on the Company’s financial results during the year ended December 31, 2020. The Company is unable to predict the impact that the COVID-19 pandemic will have on its future business and operating results due to numerous uncertainties, including the duration and severity of the outbreak.

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

Allowance for Credit Losses and Repossession Losses

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

The Company provides an allowance for repossession losses after considering historical loss experience and other factors that might affect the ability of customers to meet their obligations on finance contracts sold by the Company when the Company has a potential liability.

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

Property and Equipment

Property and equipment are stated at cost and depreciated over their estimated useful lives. Leasehold improvements are amortized over the useful life of the improvement, or the term of the lease, whichever is shorter. Provision for depreciation of property and equipment is calculated primarily on a straight-line basis. The Company capitalizes interest on borrowings during the active construction period of major capital projects. Capitalized interest, when incurred, is added to the cost of underlying assets and is amortized over the estimated useful life of such assets. The Company recorded capitalized interest of approximately $163,500 related to major capital projects during 2020. The cost, accumulated depreciation and amortization and estimated useful lives of certain of the Company’s property and equipment are summarized as follows (in thousands):

	2020	2019	Estimated Life (Years)
Land	$136,024	$137,416		–
Buildings and improvements	495,808	474,106	10	–	39
Leasehold improvements	38,767	34,350	2	–	39
Machinery and shop equipment	87,090	82,594	5	–	20
Furniture, fixtures and computers	81,834	73,846	3	–	15
Transportation equipment	96,319	99,127	3	–	15
Lease and rental vehicles	905,465	968,121	1	–	8
Construction in progress	2,989	16,874
Accumulated depreciation and amortization	(640,577)	(606,503)

Total	$1,203,719	$1,279,931

The Company recorded depreciation expense of $157.8 million and amortization expense of $19.5 million for the year ended December 31, 2020, depreciation expense of $158.7 million and amortization expense of $16.8 million for the year ended December 31, 2019, and depreciation expense of $149.1 million and amortization expense of $36.0 million for the year ended December 31, 2018.

As of December 31, 2020, the Company had $109.5 million in lease and rental vehicles under various finance leases included in property and equipment, net of accumulated amortization of $40.2 million. The Company recorded depreciation and amortization expense of $119.9 million related to lease and rental vehicles in lease and rental cost of products sold for the year ended December 31, 2020, $120.1 million for the year ended December 31, 2019 and $114.6 million for the year ended December 31, 2018.

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

No impairment write down was required in the fourth quarter of 2020. However, the Company cannot predict the occurrence of certain events that might adversely affect the reported value of goodwill in the future.

The carrying amount of goodwill for the Company for the years ended December 31, 2020 and 2019 was $292.1 million.

Other Assets

ERP Platform

The total capitalized costs of the Company’s SAP enterprise resource planning software platform (“the ERP Platform”) of $7.0 million are recorded on the Consolidated Balance Sheet in Other Assets. Amortization expense relating to the ERP Platform, which is recognized in depreciation and amortization expense in the Consolidated Statements of Income and Comprehensive Income, was $1.9 million for the year ended December 31, 2020 and $1.9 million for the year ended December 31, 2019. The Company estimates that amortization expense relating to the ERP Platform will be approximately $1.2 million for each of the next five years.

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

Franchise Rights

The Company’s only significant identifiable intangible assets, other than goodwill, are rights under franchise agreements with manufacturers. The fair value of the franchise right is determined at the acquisition date by discounting the projected cash flows specific to each acquisition. The carrying value of the Company’s manufacturer franchise rights was $7.0 million at December 31, 2020 and 2019, and is included in Other Assets on the accompanying Consolidated Balance Sheet. The Company has determined that manufacturer franchise rights have an indefinite life, as there are no economic or other factors that limit their useful lives and they are expected to generate cash flows indefinitely due to the historically long lives of the manufacturers’ brand names. Furthermore, to the extent that any agreements evidencing manufacturer franchise rights have expiration dates, the Company expects that it will be able to renew those agreements in the ordinary course of business. Accordingly, the Company does not amortize manufacturer franchise rights.

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

Equity Method Investment and Call Option

On February 25, 2019, the Company acquired 50% of the equity interest in Rush Truck Centres of Canada Limited (“RTC Canada”), which acquired the operating assets of Tallman Group, the largest International Truck dealer in Canada. The Company was also granted a call option in the purchase agreement that provides the Company with the right to acquire the remaining 50% equity interest in RTC Canada until the close of business on February 25, 2024. The value of the Company’s call option was $3.6 million as of December 31, 2020, and is reported in Other Assets on the Consolidated Balance Sheet.

On April 25, 2019, the Company entered into a Guaranty Agreement (“Guaranty”) with Bank of Montreal (“BMO”), pursuant to which the Company agreed to guaranty up to CAD250 million (the “Guaranty Cap”) of certain credit facilities entered into by and between Tallman Truck Centre Limited (“TTCL”) and BMO. The Company owned a 50% equity interest in TTCL, which was the sole owner of RTC Canada. Later in 2019, RTC Canada and TTCL were amalgamated into RTC Canada. Interest, fees and expenses incurred by BMO to enforce its rights with respect to the guaranteed obligations and its rights against the Company under the Guaranty are not subject to the Guaranty Cap. In exchange for the Guaranty, RTC Canada is receiving a reduced rate of interest on its credit facilities with BMO. The Guaranty was valued at $5.2 million as of December 31, 2020 and $5.1 million as of December 31, 2019, and is included in the investment in RTC Canada. As of December 31, 2020, the Company’s investment in RTC Canada is $32.0 million. The Company’s equity income in RTC Canada is included in Other income on the Consolidated Statements of Income.

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

Revenue Recognition Policies

Effective January 1, 2018, the Company adopted ASU 2014-09, “Revenue from Contracts with Customers (“Topic 606”),” using the modified retrospective transition method.  This standard applies to all contracts with customers, except for contracts that are within the scope of other standards, such as leases, insurance, collaboration arrangements and financial instruments.  Under Topic 606, the Company recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the Company expects to receive in exchange for those goods or services.  To determine revenue recognition for arrangements that the Company determines are within the scope of Topic 606, the Company performs the following five steps: (i) identify the contract with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the Company satisfies a performance obligation.  The Company only applies the five-step model to contracts when it is probable that it will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer.  At contract inception, once the contract is determined to be within the scope of Topic 606, the Company assesses the goods or services promised within each contract and determines those that are performance obligations. The Company then assesses whether each promised good or service is distinct and recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.  For a complete discussion of accounting for revenue, see Note 18 – Revenue of the Notes to Consolidated Financial Statements.

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

The Company determines the fair value of share-based payment awards on the date of grant using an option-pricing model that is affected by the Company’s stock price, as well as assumptions regarding a number of highly complex and subjective variables. These variables include the Company’s expected stock price volatility over the term of the awards and actual and projected stock option exercise behaviors. Option-pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. Because the Company’s stock options have characteristics that are significantly different from traded options and because changes in the subjective assumptions can materially affect the estimated value, in management’s opinion, the existing valuation models may not provide an accurate measure of fair value and it may not be indicative of the fair value observed in a market transaction between a willing buyer and a willing seller.

The following table reflects the weighted-average fair value of stock options granted during each period using the Black-Scholes option valuation model with the following weighted-average assumptions used:

	2020	2019	2018
Expected stock volatility	33.11%	31.29%	31.68%
Weighted-average stock volatility	33.11%	31.29%	31.68%
Expected dividend yield	1.20%	1.13%	0.00%
Risk-free interest rate	0.80%	2.45%	2.69%
Expected life (years)	6.0	6.0	6.0
Weighted-average fair value of stock options granted	$6.36	$8.37	$10.31

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

Advertising Costs

Advertising costs are expensed as incurred. Advertising and marketing expense was $7.9 million for 2020, $11.5 million for 2019 and $10.4 million for 2018. Advertising and marketing expense is included in selling, general and administrative expense.

Accounting for Internal Use Software

The Company’s accounting policy with respect to accounting for computer software developed or obtained for internal use is consistent with ASC topic 350-40, which provides guidance on accounting for the costs of computer software developed or obtained for internal use and identifies characteristics of internal-use software.  The Company has capitalized software costs, including capitalized interest, of approximately $7.0 million as of December 31, 2020, net of accumulated amortization of $12.1 million, and had $8.9 million as of December 31, 2019, net of accumulated amortization of $10.2 million.

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

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-13, "Financial Instruments - Credit Losses (Topic 326)," which modified the measurement of expected credit losses of certain financial instruments. Credit losses on trade and other receivables, held-to-maturity debt securities, and other instruments reflect the Company's current estimate of the expected credit losses and generally results in the earlier recognition of allowance for losses. The Company adopted the standard effective January 1, 2020. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848),” which provides temporary optional guidance to ease the potential financial reporting burden of the expected market transition away from LIBOR. The new guidance provides optional expedients and exceptions for applying U.S. GAAP to contract modifications, hedge accounting, and other transactions affected by reference rate reform if certain criteria are met through December 31, 2022. The Company is currently evaluating the effect this standard will have on its financial position, results of operations and related disclosures.

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

Manufacturer	Expiration Dates
Peterbilt	November 2021 through September 2022
International	March 2021 through May 2025
Isuzu	Indefinite
Hino	Indefinite
Ford	Indefinite
Blue Bird	August 2024
IC Bus	March 2021 through May 2025

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

The Company purchases its new Peterbilt vehicles from Peterbilt and most of the parts sold at its Peterbilt dealerships from PACCAR, Inc, the parent company of Peterbilt, at prevailing prices charged to all franchised dealers. Sales of new Peterbilt trucks accounted for approximately 59.0% of the Company’s new vehicle sales revenue for the year ended December 31, 2020, 61.6% of the Company’s new vehicle sales revenue for the year ended December 31, 2019, and 62.5% of the Company’s new vehicle sales revenue for the year ended December 31, 2018.

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

4.	ACCOUNTSRECEIVABLE:

The Company’s accounts receivable, net, consisted of the following (in thousands):

	December 31,
	2020	2019

Trade accounts receivable from sale of vehicles	$82,338	$82,991
Trade receivables other than vehicles	58,689	68,376
Warranty claims	9,032	16,819
Other accounts receivable	24,027	16,942
Less allowance for credit losses	(1,605)	(1,424)

Total	$172,481	$183,704

5.	INVENTORIES:

The Company’s inventories, net, consisted of the following (in thousands):

	December 31,
	2020	2019

New commercial vehicles	$563,097	$967,785
Used commercial vehicles	56,214	84,610
Parts and accessories	238,195	273,185
Other	16,175	17,763
Less allowance	(15,390)	(17,263)

Total	$858,291	$1,326,080

6.	VALUATION ACCOUNTS:

Valuation and allowance accounts include the following (in thousands):

	Balance Beginning of Year	Net Charged to Costs and Expenses	Net Write- Offs	Balance End of Year

2020
Reserve for parts inventory	$7,661	$4,501	$(2,847)	$9,315
Reserve for commercial vehicle inventory	9,602	9,598	(13,125)	6,075

2019
Reserve for accounts receivable	$987	$2,065	$(2,038)	$1,014
Reserve for warranty receivables	429	1,661	(1,680)	410
Reserve for parts inventory	7,050	4,460	(3,849)	7,661
Reserve for commercial vehicle inventory	4,587	12,489	(7,474)	9,602

2018
Reserve for accounts receivable	$616	$2,183	$(1,812)	$987
Reserve for warranty receivables	210	2,031	(1,812)	429
Reserve for parts inventory	6,230	2,744	(1,924)	7,050
Reserve for commercial vehicle inventory	5,953	3,550	(4,916)	4,587

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

Accounts receivable consists primarily of commercial vehicle sales receivables, manufacturers’ receivables and leasing, parts and service sales receivables and other trade receivables. The Company maintains an allowance for credit losses based on the probability of default, its historical rate of losses, aging and current economic conditions. The Company’s assessment of future losses in 2020 considered the impact of the COVID-19 pandemic on forecasted economic trends. The Company writes off account balances when it has exhausted reasonable collection efforts and determined that the likelihood of collection is remote. These write-offs are charged against the allowance for credit losses.

The following table summarizes the changes in the allowance for credit losses (in thousands):

	Balance December 31, 2019	Provision for the Year Ended December 31, 2020	Write offs Against Allowance, net of Recoveries	Balance December 31, 2020

Commercial vehicle receivables	$11	$161	$-	$172
Manufacturers’ receivables	410	1,169	(1,443)	136
Leasing, parts and service receivables	989	1,852	(1,563)	1,278
Other receivables	14	21	(16)	19
Total	$1,424	$3,203	$(3,022)	$1,605

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

Floor Plan Notes Payable

Floor plan notes are financing agreements to facilitate the Company’s purchase of new and used commercial vehicle inventory. These notes are collateralized by the inventory purchased and accounts receivable arising from the sale thereof. The Company’s Floor Plan Credit Agreement provides for a loan commitment of up to $1.0 billion and has the interest rate benchmarked to LIBOR, as defined in the agreement. The interest rate under the Company’s Floor Plan Credit Agreement is the one month LIBOR rate plus 1.25%. The effective interest rate applicable to the Company’s Floor Plan Credit Agreement was approximately 1.4% as of December 31, 2020. The Company utilizes its excess cash on hand to pay down its outstanding borrowings under its Floor Plan Credit Agreement, and the resulting interest earned is recognized as an offset to the Company’s gross interest expense under the Floor Plan Credit Agreement. The Company is required to pay a monthly working capital fee equal to 0.16% per annum multiplied by the amount of voluntary prepayments of new and used inventory loans.

The Company finances substantially all of the purchase price of its new commercial vehicle inventory and the loan value of its used commercial vehicle inventory under its Floor Plan Credit Agreement, under which BMO Harris pays the manufacturer directly with respect to new commercial vehicles. Amounts borrowed under the Company’s Floor Plan Credit Agreement are due when the related commercial vehicle inventory (collateral) is sold and the sales proceeds are collected by the Company. The Company’s Floor Plan Credit Agreement expires June 30, 2022, although BMO Harris has the right to terminate the Floor Plan Credit Agreement at any time upon 360 days written notice and the Company may terminate at any time, subject to specified limited exceptions. On December 31, 2020, the Company had approximately $451.5 million outstanding under its Floor Plan Credit Agreement.

In June 2012, the Company entered into a wholesale financing agreement with Ford Motor Credit Company that provides for the financing of, and is collateralized by, the Company’s new Ford vehicle inventory. This wholesale financing agreement bore interest at a rate of Prime plus 150 basis points minus certain incentives and rebates. As of December 31, 2020, the Company had did not have an outstanding balance under the Ford Motor Credit Company wholesale financing agreement.

The Company’s weighted average interest rate for floor plan notes payable was 1.2% for the year ended December 31, 2020, and 2.6% for the year ended December 31, 2019, which is net of interest related to prepayments of new and used inventory loans.

Assets pledged as collateral were as follows (in thousands):

	December 31,
	2020	2019
Inventories, new and used vehicles at cost based on specific identification, net of allowance	$613,236	$1,042,794
Vehicle sale related accounts receivable	82,338	82,991

Total	$695,574	$1,125,785

Floor plan notes payable related to vehicles	$511,786	$996,336

Lines of Credit

The Company has a secured line of credit that provides for a maximum borrowing of $17.5 million. There were no advances outstanding under this secured line of credit at December 31, 2020; however, $12.3 million was pledged to secure various letters of credit related to self-insurance products, leaving $5.2 million available for future borrowings as of December 31, 2020.

The Company’s Working Capital Facility with BMO Harris includes up to $100.0 million of revolving credit loans available to it for working capital, capital expenditures and other general corporate purposes. The amount of the borrowings under the Working Capital Facility are subject to borrowing base limitations based on the value of the Company’s eligible parts inventory and company vehicles. The Working Capital Facility includes a $20 million letter of credit sublimit. Borrowings under the Working Capital Facility bear interest at rates based on LIBOR or the Base Rate (as such terms are defined in the Working Capital Facility), plus an applicable margin determined based on outstanding borrowing under the Working Capital Facility. In addition, the Company is required to pay a commitment fee on the amount unused under the Working Capital Facility. The Working Capital Facility expires on the earlier of (i) June 30, 2022 and (ii) the date on which all commitments under the Working Capital Facility shall have terminated, whether as a result of the occurrence of the Commitment Termination Date (as defined in the Working Capital Facility) or otherwise. There were no advances outstanding under the Working Capital Facility as of December 31, 2020.

8.	LONG-TERM DEBT:

Long-term debt was comprised of the following (in thousands):

	December 31,
	2020	2019

Variable interest rate term notes	$40,975	$58,416
Fixed interest rate term notes	488,679	569,262

Total debt	529,654	627,678

Less: current maturities	(141,672)	(189,265)

Total long-term debt, net of current maturities	$387,982	$438,413

As of December 31, 2020, long-term debt maturities were as follows (in thousands):

2021	141,672
2022	125,511
2023	107,145
2024	81,916
2025	46,778
Thereafter	26,632

Total	$529,654

The interest rates on the Company’s variable interest rate notes are based on various LIBOR and Prime benchmark rates. The interest rates on the notes ranged from approximately 1.6% to 3.5% on December 31, 2020. Payments on the notes range from approximately $5,330 to $522,636 per month, plus interest. Maturities of these notes range from October 2022 to October 2025.

The Company’s fixed interest rate notes had interest rates that ranged from approximately 2.0% to 6.19% on December 31, 2020. Payments on the notes range from $254 to $72,316 per month. Maturities of these notes range from January 2021 to May 2029.

The proceeds from the issuance of the notes were used primarily to acquire land, buildings and related property improvements, in addition to vehicles for the Company’s lease and rental fleet. The notes are secured by the assets acquired with the proceeds of such notes.

The Company’s long-term real estate debt agreements, floor plan financing arrangements and the Working Capital Facility require the Company to satisfy various financial ratios such as the debt to worth ratio, leverage ratio, the fixed charge coverage ratio and certain requirements for tangible net worth and GAAP net worth. As of December 31, 2020, the Company was in compliance with all debt covenants. The Company does not anticipate any breach of the covenants in the foreseeable future.

9.	FINANCIAL INSTRUMENTS AND FAIR VALUE:

The Company measures certain financial assets and liabilities at fair value on a recurring basis. Financial instruments consist primarily of cash, accounts receivable, accounts payable and floor plan notes payable. The carrying values of the Company’s financial instruments approximate fair value due either to their short-term nature or existence of variable interest rates, which approximate market rates. Certain methods and assumptions were used by the Company in estimating the fair value of financial instruments as of December 31, 2020, and 2019. The carrying value of current assets and current liabilities approximates the fair value due to the short maturity of these items.

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

The Company adopted Topic 842 on January 1, 2019. The Company applied a modified retrospective transition approach for all leases existing at, or entered into after, January 1, 2019. The Consolidated Financial Statements for the year ended December 31, 2020 and December 31, 2019 are presented under the new standard, while the comparative year ended December 31, 2018 is not adjusted and continues to be reported in accordance with the Company’s historical accounting policy. The Company applied the practical expedients permitted within Topic 842, which among other things, allowed it to retain its existing assessment of whether an arrangement is, or contains, a lease and whether such lease is classified as an operating or finance lease. The Company made an accounting policy election that keeps leases with an initial term of twelve months or less off of the balance sheet and results in recognizing those lease payments in the Consolidated Statements of Income and Comprehensive Income on a straight-line basis over the lease term.

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

Lease of Vehicles as Lessee

The Company leases commercial vehicles as the lessee under finance leases and operating leases. The lease terms vary from one month to ten years. Commercial vehicle finance leases continue to be reported on the Consolidated Balance Sheet, while operating leases were added to the Consolidated Balance Sheet in 2019 with the adoption of Topic 842. These vehicles are then subleased or rented by the Company to customers under various agreements. The Company received sublease income under non-cancelable subleases of $26.9 million for the year ended December 31, 2020 and $24.0 million for the year ended December 31, 2019.

The Company usually guarantees the residual value of vehicles under operating lease and finance lease arrangements. As of December 31, 2020, the Company guaranteed commercial vehicle residual values of approximately $59.5 million under operating lease and finance lease arrangements.

Lease of Facilities as Lessee

The Company’s facility leases are classified as operating and finance leases and primarily reflect its use of dealership facilities and office space. The lease terms vary from one year to 83 years, some of which include options to extend the lease term, and some of which include options to terminate the lease within one year. The Company considers these options in determining the lease term used to establish its right-of-use assets and lease liabilities.

Lease costs and Supplemental Information

Components of lease cost are as follows (in thousands):

		Twelve Months Ended
Component	Classification	December 31, 2020	December 31, 2019
Operating lease cost	SG&A expense	$9,986	$9,479
Operating lease cost	Lease and rental cost of products sold	4,654	4,154
Finance lease cost – amortization of right-of-use assets	Lease and rental cost of products sold	16,791	14,312
Finance lease cost – interest on lease liabilities	Lease and rental cost of products sold	4,678	3,372
Short-term lease cost	SG&A expense	66	594

Supplemental cash flow information and non-cash activity related to operating and finance leases are as follows (in thousands):

	Twelve Months Ended
	December 31, 2020	December 31, 2019
Operating cash flow information:
Cash paid for amounts included in the measurement of lease liabilities	$19,318	$17,005
Financing cash flow information:
Cash paid for amounts included in the measurement of lease liabilities	$11,192	$8,331
Non-cash activity:
Operating lease right-of-use assets obtained in exchange for lease obligations	$16,545	$57,197

Weighted-average remaining lease term and discount rate for operating and finance leases as of December 31, 2020 are as follows:

Weighted-average remaining lease term (in months)	68
Weighted-average discount rate	5.3%

Maturities of lease liabilities by fiscal year for finance leases and operating leases as of December 31, 2020 are as follows (in thousands):

	Finance Leases	Operating Leases
2021	$31,579	$13,055
2022	25,714	11,333
2023	21,553	9,890
2024	22,797	9,835
2025	15,837	6,242
2026 and beyond	16,931	28,572
Total lease payments	$134,411	$78,927
Less: Imputed interest	(17,298)	(17,576)
Present value of lease liabilities	$117,113	$61,351

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

Sales-type leases are recognized by the Company as lease receivables. The lessee obtains control of the underlying asset and the Company recognizes sales revenue upon lease commencement. The receivable for sales-type leases as of December 31, 2020 in the amount of $5.6 million is reflected in Other Assets on the Consolidated Balance Sheet.

Minimum rental payments to be received for non-cancelable leases and subleases in effect as of December 31, 2020, are as follows (in thousands):

2021	$130,063
2022	105,791
2023	82,312
2024	57,813
2025	32,112
Thereafter	17,927
Total	$426,018

Rental income during the year ended December 31, 2020, and 2019, consisted of the following (in thousands):

	2020	2019
Minimum rental payments	$205,640	$215,288
Nonlease payments	30,583	32,261
Total	$236,223	$247,549

11.	SHARE BASED COMPENSATION AND EMPLOYEE BENEFIT PLANS:

Employee Stock Purchase Plan

The Company’s 2004 Employee Stock Purchase Plan, as amended and restated (the “Employee Stock Purchase Plan”) allows eligible employees to contribute up to $10,625 of their base earnings every six months toward the semi-annual purchase of the Company’s Class A Common Stock. The employee’s purchase price is 85% of the lesser of the closing price of the Class A Common Stock on the first business day or the last business day of the semi-annual offering period, as reported by The NASDAQ Global Select Market. Employees may purchase shares having a fair market value of up to $25,000 (measured as of the first day of each semi-annual offering period) for each calendar year. On May 12, 2020, the Company’s shareholders approved the amendment and restatement of the Employee Stock Purchase Plan to increase the number of shares of Class A Common Stock authorized for issuance thereunder by 600,000 shares. Under the Employee Stock Purchase Plan, there are approximately 743,716 shares remaining of the 2,700,000 shares of the Company’s Class A Common Stock that were reserved for issuance. The Company issued 176,807 shares under the Employee Stock Purchase Plan during the year ended December 31, 2020 and 175,925 shares during the year ended December 31, 2019. Of the 6,307 employees eligible to participate, approximately 1,650 elected to participate in the plan as of December 31, 2020.

Non-Employee Director Stock Option Plan

The Rush Enterprises, Inc. 2006 Non-Employee Director Stock Option Plan, as amended and restated (the “Director Plan”), reserved 750,000 shares of Class A Common Stock for issuance upon exercise of any awards granted under the plan. The Director Plan is designed to attract and retain highly qualified non-employee directors. Currently, each non-employee director receives a grant of the Company’s Class A Common Stock, or up to 40% cash, equivalent to a compensation value of $125,000. In 2020, three non-employee directors received a grant of 5,235 shares of the Company’s Class A Common Stock and three non-employee directors received a grant of 3,141 shares of the Company’s Class A Common Stock and $50,000 cash, for total compensation equivalent to $125,000 each. In 2019, three non-employee directors received a grant of 4,756 shares of the Company’s Class A Common Stock, two non-employee directors received a grant of 2,854 shares of the Company’s Class A Common Stock and $50,000 cash, for total compensation equivalent to $125,000 each. In 2019, one director who was appointed to the Company’s Board of Directors in October of 2019 received 1,584 shares of the Company’s Class A Common Stock and $18,750 cash, for total compensation equivalent to $62,500. Under the Director Plan, there are approximately 163,878 shares remaining for issuance of the 750,000 shares of the Company’s Class A Common Stock that were reserved for issuance. The Company granted 25,128 shares of Class A Common Stock under the Director Plan during the year ended December 31, 2020 and 21,560 shares of Class A Common Stock under the Director Plan during the year ended December 31, 2019.

Employee Incentive Plans

In May 2007, the Board of Directors and shareholders adopted the Rush Enterprises, Inc. 2007 Long-Term Incentive Plan (the “2007 Incentive Plan”). The 2007 Incentive Plan provides for the grant of stock options (which may be nonqualified stock options or incentive stock options for tax purposes), stock appreciation rights issued independent of or in tandem with such options (“SARs”), restricted stock awards and performance awards. The 2007 Incentive Plan was amended and restated on May 20, 2014, May 16, 2017 and again on May 12, 2020 to increase the number of shares available for issuance under the plan to 13,200,000 shares of Class A Common Stock and 4,800,000 shares of Class B Common Stock and to make certain other changes intended to bring the 2007 Incentive Plan into conformance with current best practices.

The aggregate number of shares of common stock subject to stock options or SARs that may be granted to any one participant in any year under the 2007 Incentive Plan is 150,000 shares of Class A Common Stock or 150,000 shares of Class B Common Stock. Each option granted pursuant to the 2007 Incentive Plan has a ten year term from the grant date and vests in three equal annual installments beginning on the third anniversary of the grant date. The Company has 13,200,000 shares of Class A Common Stock and 4,800,000 shares of Class B Common Stock reserved for issuance under the Company’s 2007 Incentive Plan. As of December 31, 2020, approximately 2,736,479 shares of Class A Common Stock and 1,648,275 shares of Class B Common Stock are available for issuance under the Company’s 2007 Incentive Plan. The Company issues new shares of its Class A or Class B Common Stock upon the exercise of stock options or vesting of restricted stock units and upon the issuance of restricted stock awards. During the year ended December 31, 2020, the Company granted to employees 753,600 options to purchase Class A Common Stock and 518,400 restricted Class B Common Stock awards under the 2007 Incentive Plan. Restricted stock awards are issued when granted, but are subject to vesting requirements. During the year ended December 31, 2019, the Company granted to employees 723,995 options to purchase Class A Common Stock and 476,385 restricted Class B Common Stock awards under the 2007 Incentive Plan.

Valuation and Expense Information

Stock-based compensation expense related to stock options, restricted stock awards, restricted stock units and employee stock purchases was $19.4 million for the year ended December 31, 2020, $19.0 million for the year ended December 31, 2019, and $18.1 million for the year ended December 31, 2018. Cash received from options exercised and shares purchased under all share-based payment arrangements was $23.5 million for the year ended December 31, 2020, $11.1 million for the year ended December 31, 2019, and $5.7 million for the year ended December 31, 2018.

The following table presents a summary of the Company’s stock option activity and related information for the year ended December 31, 2020:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Life (in Years)	Value

Balance of Outstanding Options at January 1, 2020	4,601,438	$20.41
Granted	753,600	22.28
Exercised	(1,221,594)	16.04
Forfeited	(52,500)	24.63
Balance of Outstanding Options at December 31, 2020	4,080,944	$22.01	6.4	$79,205,864
Expected to vest after December 31, 2020	2,705,026	$24.31	7.7	$46,284,768
Vested and exercisable at December 31, 2020	1,343,187	$17.31	3.8	$32,378,174

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the closing price of the Company’s Class A Common Stock on December 31, 2020, which was $41.42. The total intrinsic value of options exercised was $20.8 million during the year ended December 31, 2020, $8.7 million during the year ended December 31, 2019, and $2.7 million during the year ended December 31, 2018.

The following table presents a summary of the status of the number of shares underlying Company’s non-vested stock options as of December 31, 2020, and changes during the year ended December 31, 2020:

		Weighted
		Average
	Number of	Grant Date
Non-vested Shares	Shares	Fair Value

Non-vested at January 1, 2020	2,712,147	$8.07
Granted	753,600	6.36
Vested	(675,490)	6.69
Forfeited	(52,500)	7.91

Non-vested at December 31, 2020	2,737,757	$7.95

The total fair value of vested options was $4.5 million during the year ended December 31, 2020, $5.0 million during the year ended December 31, 2019, and $5.7 million during the year ended December 31, 2018. The weighted-average grant date fair value of options granted was $6.36 per share during the year ended December 31, 2020, $8.37 per share during the year ended December 31, 2019, and $10.31 per share during the year ended December 31, 2018.

Stock Awards

The Company granted restricted stock awards to certain of its employees under the 2007 Incentive Plan and unrestricted stock awards to its non-employee directors under the Director Plan during the year ended December 31, 2020. The restricted stock awards and previously granted restricted stock units granted to employees vest in three equal installments on the first, second and third anniversary of the grant date and are forfeited in the event the recipient’s employment or relationship with the Company is terminated prior to vesting, except as a result of retirement or under certain circumstances associated with a change of control or involuntary termination, as further described in the Company’s executive transition plan. The fair value of the restricted stock awards and restricted stock unit awards granted to the Company’s employees is amortized to expense on a straight-line basis over the restricted stock’s vesting period. The shares granted to non-employee directors are expensed on the grant date.

The following table presents a summary of the Company’s non-vested restricted stock awards and restricted stock unit awards outstanding at December 31, 2020:

		Weighted
		Average		Weighted
		Remaining	Aggregate	Average
		Contractual	Intrinsic	Grant Date
Stock Awards and Units	Shares	Life (in Years)	Value	Fair Value

Outstanding non-vested shares at January 1, 2020	915,604			$26.04
Granted	543,528			21.98
Vested	(471,404)			25.04
Outstanding non-vested at December 31, 2020	987,728	8.6	$37,425,013	$24.28
Expected to vest after December 31, 2020	986,332	8.6	$37,372,147

The total fair value of the shares issued upon the vesting of restricted and unrestricted stock awards and restricted stock unit awards during the year ended December 31, 2020 was $11.8 million. The weighted-average grant date fair value of stock awards and units granted was $21.98 per share during the year ended December 31, 2020, $26.91 per share during the year ended December 31, 2019 and $26.97 per share during the year ended December 31, 2018.

As of December 31, 2020, the Company had $8.0 million of unrecognized compensation expense related to non-vested employee stock options to be recognized over a weighted-average period of 2.1 years and $7.8 million of unrecognized compensation cost related to non-vested restricted stock awards and restricted stock unit awards to be recognized over a weighted-average period of 1.3 years.

Defined Contribution Plan

The Company has a defined contribution plan (the “Rush 401k Plan”), which is available to all Company employees. Each employee who has completed 30 days of continuous service is entitled to enter the Rush 401k Plan on the first day of the following month. Participating employees may contribute from 1% to 50% of their total gross compensation. However, certain highly compensated employees are limited to a maximum contribution of 15% of total gross compensation. Effective February 1, 2012, for the first 10% of an employee’s contribution, the Company contributed an amount equal to 20% of the employees’ contributions for those employees with less than five years of service and an amount equal to 40% of the employees’ contributions for those employees with more than five years of service. Effective June 16, 2020, for the first 10% of an employee’s contribution, the Company contributed an amount equal to 5% of the employees’ contributions for those employees with less than five years of service and an amount equal to 10% of the employees’ contributions for those employees with more than five years of service. The Company incurred expenses related to the Rush 401k Plan of approximately $6.0 million during the year ended December 31, 2020, $9.4 million during the year ended December 31, 2019 and $8.9 million during the year ended December 31, 2018.

Deferred Compensation Plan

On November 6, 2010, the Board of Directors of the Company adopted the Rush Enterprises, Inc. Deferred Compensation Plan (the “Deferred Compensation Plan”) pursuant to which certain employees and directors may elect to defer a portion of their annual compensation. The Deferred Compensation Plan also provides the Company with the discretion to make matching contributions to participants’ accounts. The Company established a rabbi trust to finance obligations under the Deferred Compensation Plan with corporate-owned variable life insurance contracts. Participants are 100% vested in their respective deferrals and the earnings thereon. The first deferral election period began on January 1, 2011. The Company’s liability related to the Deferred Compensation Plan was $19.5 million on December 31, 2020 and $15.6 million on December 31, 2019. The related cash surrender value of the life insurance contracts was $11.5 million on December 31, 2020 and $10.6 million on December 31, 2019.

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

The following is a reconciliation of the numerators and the denominators of the basic and diluted per share computations for income from continuing operations (in thousands, except per share amounts):

	2020	2019	2018
Numerator-
Numerator for basic and diluted earnings per share −
Net income available to common shareholders	$114,887	$141,583	$139,062
Denominator-
Denominator for basic earnings per share – weighted average shares outstanding	54,866	54,988	58,835
Effect of dilutive securities−
Employee and director stock options and restricted share awards	1,376	1,368	1,605
Denominator for diluted earnings per share − adjusted weighted average shares outstanding and assumed conversions	56,242	56,356	60,440
Basic earnings per common share	$2.09	$2.57	$2.36
Diluted earnings per common share and common share equivalents	$2.04	$2.51	$2.30

Options to purchase shares of common stock that were outstanding for the years ended December 31, 2020, 2019 and 2018 that were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive are as follows (in thousands):

	2020	2019	2018
Anti-dilutive options – weighted average	1,349	1,663	769

13.	INCOME TAXES:

The tax provisions are summarized as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Income before income taxes:
Domestic	$146,055	$188,174	$183,169
Foreign	5,668	1,349	-
Total	151,723	189,523	183,169

Current provision
Federal	$67,988	$20,303	$31,819
State	6,706	4,648	6,291
Total	74,694	24,951	38,110
Deferred provision
Federal	(37,683)	20,925	6,082
State	(1,254)	2,064	(85)
Foreign	1,079	-	-
Total	(37,858)	22,989	5,997
Provision (benefit) for income taxes	$36,836	$47,940	$44,107

A reconciliation of taxes based on the federal statutory rates and the provisions (benefits) for income taxes are summarized as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Income taxes at the federal statutory rate	$31,862	$39,530	$38,469
State income taxes, net of federal benefit	4,487	5,303	4,913
Tax effect of permanent differences	283	1,562	596
Foreign tax rate differential	(111)	-	-
Other, net	315	1,545	129
Provision (benefit) for income taxes	$36,836	$47,940	$44,107

The following summarizes the components of net deferred income tax liabilities included in the balance sheet (in thousands):

	December 31,
	2020	2019
Deferred income tax (assets) liabilities:
Inventory	$(4,329)	$(5,086)
Accounts receivable	(168)	(140)
Finance lease obligations	(27,522)	(21,618)
Finance and operating leases	(13,607)	(12,726)
Stock options	(7,463)	(8,749)
Accrued liabilities	(7,680)	(2,989)
State net operating loss carry forward	(1,101)	(2,381)
State tax credit	(193)	(196)
Other	(3,302)	(3,817)
Difference between book and tax basis- Operating lease assets	13,444	12,628
Difference between book and tax basis- Depreciation and amortization	178,360	209,250
	126,439	164,176
Valuation allowance	-	121
Net deferred income tax liability	$126,439	$164,297

As of December 31, 2020, the Company had approximately $22.8 million in state net operating loss carry forwards that expire from 2020 to 2039, which result in a deferred tax asset of $1.1 million. The Company has evaluated whether its state net operating losses are realizable and has not recorded a valuation allowance against them. The valuation allowance decreased $121,000 over the prior year ending December 31, 2019.

The Company had unrecognized income tax benefits totaling $3.3 million as a component of accrued liabilities as of December 31, 2020, and $3.0 million at December 31, 2019, the total of which, if recognized, would impact the Company’s effective tax rate. An unfavorable settlement would require a charge to income tax expense and a favorable resolution would be recognized as a reduction to income tax expense. The Company recognizes interest accrued related to unrecognized tax benefits in income tax expense. During the years ended December 31, 2020, 2019 and 2018, the Company recognized approximately $6,150, $5,220, and $(27,450) in interest expense (income). No amounts were accrued for penalties. The Company had approximately $150,000, $144,000 and $139,000 of interest accrued as of December 31, 2020, 2019 and 2018, respectively.

Undistributed earnings of certain of the Company’s foreign subsidiaries amounted to approximately $7.0 million at December 2020. Those earnings are considered to be indefinitely reinvested. Upon repatriation of those earnings in the form of dividends or otherwise, the Company may be subject to state and local taxes, and/or withholding taxes payable to the various foreign countries. The Company expects to be able to take a 100% dividends received deduction to offset any U.S. federal income tax liability on the undistributed earnings.

The Company does not anticipate a significant change in the amount of unrecognized tax benefits in the next 12 months. As of December 31, 2020, the tax years ended December 31, 2017 through 2020 remained subject to audit by federal tax authorities and the tax years ended December 31, 2016 through 2020, remained subject to audit by state tax authorities.

The table below presents the reconciliation of the change in the unrecognized tax benefits (in thousands):

	2020	2019	2018
Unrecognized tax benefits at beginning of period	$3,007	$2,389	$2,555
Gross increases – tax positions in current year	651	1,188	504
Reductions due to lapse of statute of limitations	(353)	(570)	(670)
Unrecognized tax benefits at end of period	$3,306	$3,007	$2,389

14.	COMMITMENTS AND CONTINGENCIES:

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

On October 31, 2019, the Company and its joint venture partner sold substantially all of the assets of Central California Truck & Trailer Sales, LLC. The transaction was valued at approximately $12.7 million, with the purchase price paid in cash.

On May 6, 2019, the Company acquired certain assets of Stover Sales, Inc., which included real estate and a used truck dealership in Jacksonville, Florida, along with commercial vehicle and parts inventory. The transaction was valued at approximately $2.3 million, with the purchase price paid in cash.

On February 25, 2019, the Company acquired 50% of the equity interest in RTC Canada, which acquired the operating assets of Tallman Group, the largest International Truck dealer in Canada. RTC Canada currently operates a network of 14 International Truck full-service dealerships throughout the Province of Ontario. The Company does not consolidate RTC Canada. RTC Canada is accounted for as an equity method investment. As of December 31, 2020, the Company’s investment in RTC Canada is $32.0 million and is reported in Other Assets on the Consolidated Balance Sheet.

On February 11, 2019, the Company acquired certain assets of Country Ford Trucks, which included real estate and a Ford truck franchise in Ceres, California, along with commercial vehicle and parts inventory. The transaction was valued at approximately $7.9 million, with the purchase price paid in cash.

16.	UNAUDITED QUARTERLY FINANCIAL DATA: (In thousands, except per share amounts.)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2020

Revenues	$1,286,663	$1,002,512	$1,178,568	$1,268,197
Gross profit	234,501	192,331	212,452	236,183
Operating income	35,197	23,001	42,868	53,539
Income before income taxes	31,669	22,512	43,928	53,614
Net income	$23,107	$16,816	$33,939	$41,025

Earnings per share:
Basic	$0.42	$0.31	$0.62	$0.74
Diluted	$0.41	$0.30	$0.60	$0.72

2019

Revenues	$1,348,317	$1,544,561	$1,599,265	$1,317,704
Gross profit	256,916	269,506	264,768	234,438
Operating income	56,867	61,792	58,323	39,423
Income before income taxes	49,558	54,410	52,210	33,345
Net income	$37,104	$41,621	$39,104	$23,754

Earnings per share:
Basic	$0.67	$0.75	$0.71	$0.43
Diluted	$0.65	$0.74	$0.70	$0.42

17.	SEGMENTS:

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

The Company accounts for intersegment sales and transfers as if the sales or transfers were to third parties, that is, at current market prices. There were no material intersegment sales during the years ended December 31, 2020, 2019 or 2018.

The following table contains summarized information about reportable segment revenue, segment income or loss from continuing operations and segment assets for the periods ended December 31, 2020, 2019 and 2018 (in thousands):

	Truck	All
	Segment	Other	Totals
2020
Revenues from external customers	$4,721,058	$14,882	$4,735,940
Interest income	713	-	713
Interest expense	9,444	283	9,727
Depreciation and amortization	57,162	294	57,456
Segment operating income	153,841	764	154,605
Segment income from continuing operations before taxes	151,222	501	151,723
Segment assets	2,939,390	46,003	2,985,393
Goodwill	289,582	2,560	292,142
Expenditures for segment assets	135,956	244	136,200

2019
Revenues from external customers	$5,794,155	$15,692	$5,809,847
Interest income	1,680	-	1,680
Interest expense	30,201	286	30,487
Depreciation and amortization	55,036	336	55,372
Segment operating income (loss)	216,691	(286)	216,405
Segment income from continuing operations before taxes	188,122	1,401	189,523
Segment assets	3,369,517	37,812	3,407,329
Goodwill	289,582	2,560	292,142
Expenditures for segment assets	292,980	513	293,493

2018
Revenues from external customers	$5,488,787	$17,403	$5,506,190
Interest income	1,376	-	1,376
Interest expense	20,850	208	21,058
Depreciation and amortization	70,170	319	70,489
Segment operating income	202,725	126	202,851
Segment income (loss) from continuing operations before taxes	183,251	(82)	183,169
Segment assets	3,166,174	35,176	3,201,350
Goodwill	288,831	2,560	291,391
Expenditures for segment assets	238,229	31	238,260

18.	REVENUE:

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

The following table summarizes the Company’s disaggregated revenue by revenue source for the years ended December 31, 2020, December 31, 2019 and December 31, 2018 (in thousands):

	2020	2019	2018
Commercial vehicle sales revenue	$2,863,309	$3,757,584	$3,558,637
Parts revenue	911,102	993,288	937,241
Commercial vehicle repair service revenue	689,343	769,222	732,811
Finance revenue	12,047	14,618	10,795
Insurance revenue	9,902	9,825	9,740
Other revenue	14,014	17,761	18,728
Total	$4,499,717	$5,562,298	$5,267,952

All of the Company's performance obligations are generally transferred to customers at a point in time. The Company does not have any material contract assets or contract liabilities on the balance sheet as of December 31, 2020 or December 31, 2019. Revenues related to commercial vehicle sales, parts sales, commercial vehicle repair service, finance and the majority of other revenues are related to the Truck Segment.

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

19.	ACCUMULATED OTHER COMPREHENSIVE INCOME:

The following table shows the components of accumulated other comprehensive income (in thousands):

Balance as of December 31, 2019	$337
Foreign currency translation adjustment	532
Balance as of December 31, 2020	$869

The equity method investment in RTC Canada was valued using the exchange rate of one US Dollar to 1.27 Canadian dollars as of December 31, 2020. The adjustment is reflected in Other Assets on the Consolidated Balance Sheet.

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, the Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures were effective as of December 31, 2020, to ensure that information required to be disclosed in its reports filed or submitted under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2020, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

As of December 31, 2020, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control – Integrated Framework,” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission (2013 Framework). Based on the assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2020, based on those criteria.

Ernst & Young LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this annual report on Form 10-K, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020. The report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020, is included in this Item 9A under the heading “Attestation Report of Independent Registered Public Accounting Firm.”

Report of Independent Registered Public Accounting Firm

The Shareholders and Board of Directors of Rush Enterprises, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Rush Enterprises, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Rush Enterprises, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and our report dated February 24, 2021, expressed an unqualified opinion thereon.

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

February 24, 2021

Item 9B.  Other Information

None.

PART III

Item 10.   Directors, Executive Officers and Corporate Governance

The information called for by Item 10 of Form 10-K is incorporated herein by reference to such information included in the Company’s Proxy Statement for the 2021 Annual Meeting of Shareholders.

Item 11.   Executive Compensation

The information called for by Item 11 of Form 10-K is incorporated herein by reference to such information included in the Company’s Proxy Statement for the 2021 Annual Meeting of Shareholders.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information called for by Item 12 of Form 10-K, other than the equity compensation plan information set forth below, is incorporated herein by reference to such information included in the Company’s Proxy Statement for the 2021 Annual Meeting of Shareholders.

Item 13.   Certain Relationships and Related Transactions, and Director Independence

The information called for by Item 13 of Form 10-K is incorporated herein by reference to such information included in the Company’s Proxy Statement for the 2021 Annual Meeting of Shareholders.

Item 14.   Principal Accountant Fees and Services

The information called for by Item 14 of Form 10-K is incorporated herein by reference to such information included in the Company’s Proxy Statement for the 2021 Annual Meeting of Shareholders.

PART IV

Item 15.   Exhibits, Financial Statement Schedules

(a)(1) Financial Statements

Included in Item 8 of Part II of this annual report on Form 10-K are the following:

Report of Independent Registered Public Accounting Firm;

Consolidated Balance Sheets as of December 31, 2020, and 2019;

Consolidated Statements of Income for the years ended December 31, 2020, 2019, and 2018;

Consolidated Statements of Comprehensive Income for the years ended December 31, 2020, 2019, and 2018;

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2020, 2019, and 2018;

Consolidated Statements of Cash Flows for the years ended December 31, 2020, 2019, and 2018; and

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
4.1

Specimen of certificate representing Common Stock (now Class B Common Stock), $.01 par value, of Rush Enterprises, Inc. (incorporated herein by reference to Exhibit 4.1 of the Company’s Registration Statement No. 333-03346 on Form S-1 filed April 10, 1996)

4.2

Specimen of certificate representing Class A Common Stock, $.01 par value, of the Registrant (incorporated herein by reference to Exhibit 4.1 of the Company’s Registration Statement on Form 8-A filed July 9, 2002)

4.3

Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated herein by reference to Exhibit 4.3 of the Company’s Form 10-K filed February 26, 2020 (File No. 000-20797) for the year ended December 31, 2019)

10.1

Right of First Refusal dated December 19, 2012 between Peterbilt Motors Company and W. Marvin Rush (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (File No. 000-20797) filed December 20, 2012)

10.2

Right of First Refusal dated December 19, 2012 between Peterbilt Motors Company and W.M. “Rusty” Rush (incorporated herein by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K (File No. 000-20797) filed December 20, 2012)

10.3+

Rush Enterprises, Inc. 2004 Employee Stock Purchase Plan (Amended and Restated on May 12, 2020) (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (File No. 000-20797) filed May 15, 2020)

10.4+

Rush Enterprises, Inc. Amended and Restated 2006 Non-Employee Director Stock Plan (incorporated herein by reference to Exhibit 10.10 of the Company’s Form 10-K (File No. 000-20797) for the year ended December 31, 2010)

10.5+

Form of Rush Enterprises, Inc. 2006 Non-Employee Director Stock Option Agreement (incorporated herein by reference to Exhibit 4.4 of the Company’s Registration Statement No. 333-138556 on Form S-8 filed November 9, 2006)

10.6+

Form of Rush Enterprises, Inc. 2006 Non-Employee Director Stock Plan Restricted Stock Unit Award Agreement (incorporated herein by reference to Exhibit 10.1 of the Company’s Form 10-Q (File No. 000-20797) for the quarter ended June 30, 2012)

10.7+

Rush Enterprises, Inc. Amended and Restated 2007 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 000-20797) filed May 15, 2020)

10.8+

Form of Rush Enterprises, Inc. 2007 Long-Term Incentive Plan Restricted Stock Unit Agreement (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 000-20797) filed March 14, 2012)

10.9+

Form of Rush Enterprises, Inc. 2007 Long-Term Incentive Plan Stock Option Agreement (incorporated herein by reference to Exhibit 4.4 of the Company’s Form S-8 (File No. 333-144821) filed July 24, 2007)

10.10+

Form of Rush Enterprises, Inc. Amended and Restated 2007 Long-Term Incentive Plan Stock Option Agreement (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 000-20797) filed March 8, 2019)

10.11+

Form of Rush Enterprises, Inc. Amended and Restated 2007 Long-Term Incentive Plan Restricted Stock Award Agreement (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (File No. 000-20797) filed March 8, 2019)

10.12+	Rush Enterprises, Inc. Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 000-20797) filed November 12, 2010)
10.13+	Form of Indemnity Agreement (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 000-20797) filed January 7, 2015)
10.14+

Rush Enterprises, Inc. Executive Transition Plan (as Amended and Restated Effective as of February 20, 2018) (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 000-20797) filed February 26, 2018)

10.15

Form of dealer agreement between Peterbilt Motors Company and Rush Truck Centers (incorporated herein by reference to Exhibit 10.18 of the Company’s Form 10-K (File No. 000-20797) for the year ended December 31, 1999)

10.16

Amended and Restated Amendment to Dealer Sales and Service Agreements, dated December 19, 2012, by and among Peterbilt Motors Company, a division of PACCAR, Inc., Rush Enterprises, Inc. and the subsidiaries of Rush Enterprises, Inc. named a party therein (incorporated herein by reference to Exhibit 10.1 of the Company's Form 8-K (File No. 000-20797) filed December 20, 2012)

10.17

Guaranty Agreement, dated December 31, 2010, by Rush Enterprises, Inc. and each other Guarantor party thereto in favor of General Electric Capital Corporation. (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (File No. 000-20797) filed January 6, 2011)

10.18

Credit Agreement, dated as of March 21, 2017 by and among the Company, the Lenders signatory thereto and BMO Harris Bank N.A., as Administrative Agent incorporated herein by reference to Exhibit 10.1 of the Company's Form 8-K (File No. 000-20797) filed March 27, 2017)

10.19

First Amendment to Credit Agreement, dated as of April 25, 2019 by and among the Company, the Lenders signatory thereto and BMO Harris Bank N.A., as Administrative Agent (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (File No. 000-20797) filed May 1, 2019)

10.20

Second Amendment and Joinder to Credit Agreement, dated as of March 19, 2020 by and among the Company, the Lenders signatory thereto and BMO Harris Bank N.A., as Administrative Agent (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 000-20797) filed March 25, 2020)

10.21

Security Agreement, dated as of March 21, 2017, made by the Company in favor of BMO Harris Bank N.A., as Administrative Agent incorporated herein by reference to Exhibit 10.2 of the Company's Form 8-K (File No. 000-20797) filed March 27, 2017)

10.22

Intercreditor Agreement, dated as of March 21, 2017, by and among BMO Harris Bank N.A., as Administrative Agent under the Credit Agreement, BMO Harris Bank N.A., as Administrative Agent and Collateral Agent under the Third Amended and Restated Credit Agreement, dated as of July 7, 2016, and the Company incorporated herein by reference to Exhibit 10.3 of the Company's Form 8-K (File No. 000-20797) filed March 27, 2017)

10.23

Fourth Amended and Restated Credit Agreement, dated as of April 25, 2019 by and among the Company, the Lenders signatory thereto and BMO Harris Bank N.A., as Administrative Agent and Collateral Agent (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 000-20797) filed May 1, 2019)

10.24

First Amendment to Fourth Amended and Restated Credit Agreement, dated as of June 28, 2019, by and among the Company, the Lenders signatory thereto and BMO Harris Bank N.A., as Administrative Agent and Collateral Agent. (incorporated herein by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (File No. 000-20797) filed August 9, 2019)

10.25

Consent and Third Amendment to Credit Agreement, dated April 17, 2020 by and among the Company, the Lenders signatory thereto and BMO Harris Bank N.A., as Administrative Agent (incorporated herein by reference to Exhibit 10.0 of the Company’s Quarterly Report on From 10-Q (File No. 000-20797) filed August 7, 2020)

10.26

Guaranty Agreement, dated as of April 25, 2019 between Rush and the Bank of Montreal (incorporated herein by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K (File No. 000-20797) filed May 1, 2019)

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

RUSH ENTERPRISES, INC.

By:	/s/ W. M.”RUSTY” RUSH	Date: February 24, 2021
W. M. “Rusty” Rush
President, Chief Executive Officer and
Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated:

Signature	Capacity	Date

/s/ W. M. “RUSTY” RUSH	President, Chief Executive Officer and	February 24, 2021
W. M. “Rusty” Rush	Chairman of the Board
(Principal Executive Officer)

/s/ STEVEN L. KELLER	Chief Financial Officer and Treasurer	February 24, 2021
Steven L. Keller	(Principal Financial and Accounting Officer)

/s/ THOMAS A. AKIN	Director	February 24, 2021
Thomas A. Akin

/s/ JAMES C. UNDERWOOD	Director	February 24, 2021
James C. Underwood

/s/ RAYMOND J. CHESS	Director	February 24, 2021
Raymond J. Chess

/s/ DR. KENNON GUGLIELMO	Director	February 24, 2021
Dr. Kennon Guglielmo

/s/ WILLIAM H. CARY	Director	February 24, 2021
William H. Cary

/s/ ELAINE MENDOZA	Director	February 24, 2021
Elaine Mendoza