Form 10-Q
period 2021-03-31
RUSH ENTERPRISES INC \TX\
filed 2021-05-07
CIK 1012019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☑

Indicated below is the number of shares outstanding of each of the issuer’s classes of common stock, as of April 30, 2021.

Title of Class	Number of Shares Outstanding
Class A Common Stock, $.01 Par Value	42,946,092
Class B Common Stock, $.01 Par Value	12,630,339

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, $0.01 par value	RUSHA	NASDAQ Global Select Market
Class B Common Stock, $0.01 par value	RUSHB	NASDAQ Global Select Market

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Shares and Per Share Amounts)

	March 31,	December 31,
	2021	2020
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$316,070	$312,048
Accounts receivable, net	187,171	172,481
Inventories, net	877,876	858,291
Prepaid expenses and other	15,635	14,906
Total current assets	1,396,752	1,357,726
Property and equipment, net	1,183,437	1,203,719
Operating lease right-of-use assets, net	64,512	60,577
Goodwill, net	292,142	292,142
Other assets, net	71,580	71,229
Total assets	$3,008,423	$2,985,393

Liabilities and shareholders’ equity
Current liabilities:
Floor plan notes payable	$550,304	$511,786
Current maturities of long-term debt	135,523	141,672
Current maturities of finance lease obligations	26,448	26,373
Current maturities of operating lease obligations	10,329	10,196
Trade accounts payable	136,329	110,728
Customer deposits	42,966	74,209
Accrued expenses	126,407	151,830
Total current liabilities	1,028,306	1,026,794
Long-term debt, net of current maturities	369,587	387,982
Finance lease obligations, net of current maturities	93,584	90,740
Operating lease obligations, net of current maturities	55,229	51,155
Other long-term liabilities	34,424	34,246
Deferred income taxes, net	118,064	126,439
Shareholders’ equity:
Preferred stock, par value $.01 per share; 1,000,000 shares authorized; 0 shares outstanding in 2021 and 2020	–	–
Common stock, par value $.01 per share; 60,000,000 Class A shares and 20,000,000 Class B shares authorized; 42,885,268 Class A shares and 12,659,918 Class B shares outstanding in 2021; and 42,503,925 Class A shares and 12,470,308 Class B shares outstanding in 2020	558	551
Additional paid-in capital	449,790	437,646
Treasury stock, at cost: 12,999 Class A shares and 228,849 Class B shares in 2021; and 10,335 Class A shares and 73,437 Class B shares in 2020	(9,362)	(2,879)
Retained earnings	867,119	831,850
Accumulated other comprehensive income	1,124	869
Total shareholders’ equity	1,309,229	1,268,037
Total liabilities and shareholders’ equity	$3,008,423	$2,985,393

The accompanying notes are an integral part of these consolidated financial statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(In Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended March 31,
	2021	2020

Revenues
New and used commercial vehicle sales	$747,719	$789,554
Aftermarket products and services sales	415,737	427,978
Lease and rental	58,227	60,781
Finance and insurance	6,465	4,467
Other	3,658	3,883
Total revenue	1,231,806	1,286,663
Cost of products sold
New and used commercial vehicle sales	677,092	728,539
Aftermarket products and services sales	261,842	271,415
Lease and rental	48,058	52,208
Total cost of products sold	986,992	1,052,162
Gross profit	244,814	234,501
Selling, general and administrative expense	174,955	185,074
Depreciation and amortization expense	13,726	14,330
Gain on sale of assets	92	100
Operating income	56,225	35,197
Other income	919	1,241
Interest expense, net	507	4,769
Income before taxes	56,637	31,669
Income tax provision	11,304	8,562
Net income	$45,333	$23,107

Earnings per common share:
Basic	$0.82	$0.42
Diluted	$0.79	$0.41

Weighted average shares outstanding:
Basic	55,567	54,727
Diluted	57,734	55,989

Dividends declared per common share	$0.18	$0.09

Comprehensive income	$45,588	$21,177

The accompanying notes are an integral part of these consolidated financial statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In Thousands)

(Unaudited)

	Common Stock						Accumulated
	Shares		$0.01	Additional			Other
	Outstanding		Par	Paid-In	Treasury	Retained	Comprehensive
	Class A	Class B	Value	Capital	Stock	Earnings	Income	Total

Balance, December 31, 2020	42,504	12,470	$551	$437,646	$(2,879)	$831,850	$869	$1,268,037

Stock options exercised and stock awards	298	–	3	5,416	–	–	–	5,419
Stock-based compensation related to stock options, restricted shares and employee stock purchase plan	–	–	–	11,520	–	–	–	11,520
Vesting of restricted share awards	–	345	3	(6,780)	–	–	–	(6,777)
Issuance of common stock under employee stock purchase plan	86	–	1	1,988	–	–	–	1,989
Common stock repurchases	(3)	(155)	–	–	(6,483)	–	–	(6,483)
Dividend Class A common stock	–	–	–	–	–	(7,684)	–	(7,684)
Dividend Class B common stock	–	–	–	–	–	(2,380)	–	(2,380)
Other comprehensive income	–	–	–	–	–	–	255	255
Net income	–	–	–	–	–	45,333	–	45,333

Balance, March 31, 2021	42,885	12,660	$558	$449,790	$(9,362)	$867,119	$1,124	$1,309,229

	Common Stock						Accumulated
	Shares		$0.01	Additional			Other
	Outstanding		Par	Paid-In	Treasury	Retained	Comprehensive
	Class A	Class B	Value	Capital	Stock	Earnings	Income(Loss)	Total

Balance, December 31, 2019	41,930	12,360	$465	$397,267	$(304,129)	$1,065,553	$337	$1,159,493

Stock options exercised and stock awards	110	–	1	1,421	–	–	–	1,422
Stock-based compensation related to stock options, restricted shares and employee stock purchase plan	–	–	–	8,553	–	–	–	8,553
Vesting of restricted share awards	–	337	2	(2,416)	–	–	–	(2,414)
Issuance of common stock under employee stock purchase plan	92	–	1	1,900	–	–	–	1,901
Common stock repurchases	(833)	(81)	–	–	(19,902)	–	–	(19,902)
Dividend Class A common stock	–	–	–	–	–	(3,646)	–	(3,646)
Dividend Class B common stock	–	–	–	–	–	(1,108)	–	(1,108)
Other comprehensive income (loss)	–	–	–	–	–	–	(1,930)	(1,930)
Net income	–	–	–	–	–	23,107	–	23,107

Balance, March 31, 2020	41,299	12,616	$469	$406,725	$(324,031)	$1,083,906	$(1,593)	$1,165,476

The accompanying notes are an integral part of these consolidated financial statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2021	2020
Cash flows from operating activities:
Net income	$45,333	$23,107
Adjustments to reconcile net income to net cash provided by operating activities-
Depreciation and amortization	42,601	45,192
Gain on sale of property and equipment, net	(92)	(100)
Stock-based compensation expense related to employee stock options and employee stock purchases	11,520	8,553
Provision for deferred income tax expense	(8,375)	(7,160)
Change in accounts receivable, net	(14,690)	(30,893)
Change in inventories	(1,797)	153,569
Change in prepaid expenses and other, net	(729)	6,002
Change in trade accounts payable	23,903	(11,673)
Payments on floor plan notes payable – trade, net	−	(15,077)
Change in customer deposits	(31,243)	(16,701)
Change in accrued expenses	(25,495)	(15,257)
Other, net	(795)	(747)
Net cash provided by operating activities	40,141	138,815

Cash flows from investing activities:
Acquisition of property and equipment	(32,933)	(49,489)
Proceeds from the sale of property and equipment	136	172
Other	638	1,984
Net cash used in investing activities	(32,159)	(47,333)

Cash flows from financing activities:
Draws (payments) on floor plan notes payable – non-trade, net	38,518	(92,579)
Proceeds from long-term debt	20,125	28,226
Principal payments on long-term debt	(44,669)	(45,450)
Principal payments on finance lease obligations	(2,090)	(2,012)
Proceeds from issuance of shares relating to employee stock options and employee stock purchases	631	909
Payments of cash dividends	(9,914)	(4,754)
Common stock repurchased	(6,561)	(19,902)
Net cash used in financing activities	(3,960)	(135,562)
Net increase (decrease) in cash and cash equivalents	4,022	(44,080)
Cash and cash equivalents, beginning of period	312,048	181,620

Cash and cash equivalents, end of period	$316,070	$137,540

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$7,262	$12,556
Income taxes paid (refunded), net	$27,552	$(2)
Noncash investing and financing activities:
Assets acquired under finance leases	$10,368	$12,673

The accompanying notes are an integral part of these consolidated financial statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1 – Principles of Consolidation and Basis of Presentation

The interim consolidated financial statements included herein have been prepared by Rush Enterprises, Inc. and its subsidiaries (collectively referred to as the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). All adjustments have been made to the accompanying interim consolidated financial statements, which, in the opinion of the Company’s management, are necessary for a fair presentation of its operating results. All adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is recommended that these interim consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. Results of operations for interim periods are not necessarily indicative of results that may be expected for any other interim periods or the full fiscal year.

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

Recently Issued Accounting Pronouncements

In March 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting ("ASU 2020-04"). In January 2021, the FASB issued Accounting Standards Update No. 2021-01, Reference Rate Reform (Topic 848): Scope, which clarified the scope and application of the original guidance. The guidance in these standards applies to contract accounting, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met, and provides optional expedients and exceptions for a limited time to ease the potential burden in accounting for reference rate reform. The amendments apply only to contracts and hedging relationships that reference LIBOR or another reference rate expected to be discontinued due to reference rate reform. ASU 2020-04 is effective upon issuance and generally can be applied to applicable contract modifications through December 31, 2022. LIBOR benchmarking is utilized in the Company’s working capital and floorplan facilities. The Company is in the process of completing its evaluation of the impact that the adoption of the provisions from this standard will have on its Consolidated Financial Statements.

2 – Other Assets

Franchise Rights

The Company’s only significant identifiable intangible assets, other than goodwill, are rights under franchise agreements with manufacturers. The fair value of the franchise right is determined at the acquisition date by discounting the projected cash flows specific to each acquisition. The carrying value of the Company’s manufacturer franchise rights was $7.0 million as of March 31, 2021 and December 31, 2020, and is included in Other Assets on the accompanying Consolidated Balance Sheet. The Company has determined that manufacturer franchise rights have an indefinite life, as there are no economic or other factors that limit their useful lives and they are expected to generate cash flows indefinitely due to the historically long lives of the manufacturers’ brand names. Furthermore, to the extent that any agreements evidencing manufacturer franchise rights have expiration dates, the Company expects that it will be able to renew those agreements in the ordinary course of business. Accordingly, the Company does not amortize manufacturer franchise rights.

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

Equity Method Investment and Call Option

On February 25, 2019, the Company acquired 50% of the equity interest in Rush Truck Centres of Canada Limited (“RTC Canada”), which acquired the operating assets of Tallman Group, the largest International Truck dealer in Canada. The Company was also granted a call option in the purchase agreement that provides the Company with the right to acquire the remaining 50% equity interest in RTC Canada until the close of business on February 25, 2024. The value of the Company’s call option was $3.6 million as of March 31, 2021, and is reported in Other Assets on the Consolidated Balance Sheet.

On April 25, 2019, the Company entered into a Guaranty Agreement (“Guaranty”) with Bank of Montreal (“BMO”), pursuant to which the Company agreed to guaranty up to CAD250 million (the “Guaranty Cap”) of certain credit facilities entered into by and between Tallman Truck Centre Limited (“TTCL”) and BMO. The Company owned a 50% equity interest in TTCL, which was the sole owner of RTC Canada. Later in 2019, RTC Canada and TTCL were amalgamated into RTC Canada. Interest, fees and expenses incurred by BMO to enforce its rights with respect to the guaranteed obligations and its rights against the Company under the Guaranty are not subject to the Guaranty Cap. In exchange for the Guaranty, RTC Canada is receiving a reduced rate of interest on its credit facilities with BMO. The Guaranty was valued at $5.3 million as of March 31, 2021 and $5.2 million as of December 31, 2020, and is included in the investment in RTC Canada. As of March 31, 2021, the Company’s investment in RTC Canada is $33.2 million. The Company’s equity income in RTC Canada is included in Other income on the Consolidated Statements of Income.

ERP Platform

The total capitalized costs of the Company’s SAP enterprise resource planning software platform (the “ERP Platform”) of $6.5 million are recorded on the Consolidated Balance Sheet in Other Assets. Amortization expense relating to the ERP Platform, which is recognized in depreciation and amortization expense in the Consolidated Statements of Income and Comprehensive Income, was $0.5 million for the three months ended March 31, 2021 and $0.5 million for the three months ended March 31, 2020. The Company estimates that amortization expense relating to the ERP Platform will be approximately $1.5 million in 2021 and $1.2 million per year for the next four years.

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

4 – Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2021	2020
Numerator:
Numerator for basic and diluted earnings per share – Net income available to common shareholders	$45,333	$23,107
Denominator:
Denominator for basic earnings per share – weighted average shares outstanding	55,567	54,727
Effect of dilutive securities–
Employee and director stock options and restricted share awards	2,167	1,262
Denominator for diluted earnings per share – adjusted weighted average shares outstanding and assumed conversions	57,734	55,989
Basic earnings per common share	$0.82	$0.42
Diluted earnings per common share and common share equivalents	$0.79	$0.41

Options to purchase shares of common stock that were outstanding for the three months ended March 31, 2021 and 2020 that were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive are as follows (in thousands):

	March 31, 2021	March 31, 2020
Weighted average anti-dilutive options	131	1,792

5 – Stock Options and Restricted Stock Awards

Valuation and Expense Information

The Company accounts for stock-based compensation in accordance with ASC 718-10, Compensation – Stock Compensation, which requires the measurement and recognition of compensation expense for all share-based payment awards made to the Company’s employees and directors, including employee stock options, restricted stock unit awards, restricted stock awards and employee stock purchases related to the Employee Stock Purchase Plan, based on estimated fair values.

Stock-based compensation expense, calculated using the Black-Scholes option-pricing model for employee stock options and included in selling, general and administrative expense, was $11.5 million for the three months ended March 31, 2021, and $8.6 million for the three months ended March 31, 2020.

As of March 31, 2021, the Company had $12.3 million of unrecognized compensation cost related to non-vested employee stock options to be recognized over a weighted-average period of 2.6 years and $14.6 million of unrecognized compensation cost related to non-vested restricted stock awards to be recognized over a weighted-average period of 1.7 years.

6 – Financial Instruments and Fair Value

The Company measures certain financial assets and liabilities at fair value on a recurring basis. Financial instruments consist primarily of cash, accounts receivable, accounts payable and floor plan notes payable. The carrying values of the Company’s financial instruments approximate fair value due either to their short-term nature or existence of variable interest rates, which approximate market rates. Certain methods and assumptions were used by the Company in estimating the fair value of financial instruments as of March 31, 2021, and December 31, 2020. The carrying value of current assets and current liabilities approximates the fair value due to the short maturity of these items.

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

The following table contains summarized information about reportable segment revenues, segment income or loss from continuing operations and segment assets for the periods ended March 31, 2021 and 2020 (in thousands):

	Truck Segment	All Other	Totals

As of and for the three months ended March 31, 2021
Revenues from external customers	$1,228,111	$3,695	$1,231,806
Segment operating income (loss)	55,950	275	56,225
Segment income (loss) before taxes	56,432	205	56,637
Segment assets	2,958,832	49,591	3,008,423

As of and for the three months ended March 31, 2020
Revenues from external customers	$1,283,379	$3,284	$1,286,663
Segment operating income (loss)	35,451	(254)	35,197
Segment income (loss) before taxes	31,993	(324)	31,669
Segment assets	3,203,704	38,954	3,242,658

8 – Income Taxes

The Company had unrecognized income tax benefits totaling $3.3 million as a component of accrued liabilities as of March 31, 2021 and December 31, 2020, the total of which, if recognized, would impact the Company’s effective tax rate. An unfavorable settlement may require a charge to income tax expense and a favorable resolution would be recognized as a reduction to income tax expense. The Company recognizes interest accrued related to unrecognized tax benefits in income tax expense. The Company had approximately $150,000 accrued for the payment of interest as of March 31, 2021 and December 31, 2020. No amounts were accrued for penalties.

The Company does not anticipate a significant change in the amount of unrecognized tax benefits in the next 12 months. As of March 31, 2021, the tax years ended December 31, 2017 through 2020 remained subject to audit by federal tax authorities, and the tax years ended December 31, 2016 through 2020, remained subject to audit by state tax authorities.

The effective tax rate of 20% for the three months ended March 31, 2021 is lower than the statutory federal rate of 21% primarily due to the tax benefit related to the gain associated with the vesting and exercise of equity awards granted through the Company’s long-term incentive plan.

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

The following table summarizes the Company’s disaggregated revenue by revenue source for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Commercial vehicle sales revenue	$747,719	$789,554
Parts revenue	240,436	236,597
Commercial vehicle repair service revenue	175,301	191,381
Finance revenue	3,904	2,355
Insurance revenue	2,561	2,112
Other revenue	3,658	3,883
Total	$1,173,579	$1,225,882

All of the Company's performance obligations and associated revenues are generally transferred to customers at a point in time. The Company did not have any material contract assets or contract liabilities on the balance sheet as of March 31, 2021. Revenues related to commercial vehicle sales, parts sales, commercial vehicle repair service, finance and the majority of other revenues are related to the Truck Segment.

10 – Leases

Lease of Vehicles as Lessor

The Company leases commercial vehicles that the Company owns to customers primarily over periods of one to ten years. The Company does not separate lease and nonlease components. Nonlease components typically consist of maintenance and licensing for the commercial vehicle. The variable nonlease components are generally based on mileage. Some leases contain an option for the lessee to purchase the commercial vehicle at the end of the lease term.

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

Sales-type leases are recognized by the Company as lease receivables. The lessee obtains control of the underlying asset and the Company recognizes sales revenue upon lease commencement. The receivable for sales-type leases as of March 31, 2021, in the amount of $5.2 million and as of December 31, 2020, in the amount of $5.6 million is reflected in Other Assets on the Consolidated Balance Sheet.

Rental and lease income during the three months ended March 31, 2021 and March 31, 2020 consisted of the following (in thousands):

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Minimum rental payments	$50,705	$53,172
Nonlease payments	7,522	7,609
Total	$58,227	$60,781

11 – Accumulated Other Comprehensive Income

The following table shows the components of accumulated other comprehensive income (loss) (in thousands):

Balance as of December 31, 2020	$869
Foreign currency translation adjustment	255
Balance as of March 31, 2021	$1,124

The equity method investment in RTC Canada was valued using the exchange rate of one US Dollar to 1.2562 Canadian dollars as of March 31, 2021. The adjustment is reflected in Other Assets on the Consolidated Balance Sheet.

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

The following table summarizes the changes in the allowance for credit losses (in thousands):

	Balance December 31, 2020	Provision for the Three Months Ended March 31, 2021	Write offs Against Allowance, net of Recoveries		Balance March 31, 2021

Commercial vehicle receivables	$172	$5	$	−	$177
Manufacturers’ receivables	136	266		(256)	146
Leasing, parts and service receivables	1,278	181		(377)	1,082
Other receivables	19	2		(3)	18
Total	$1,605	$454		$(636)	$1,423

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements contained in this Form 10-Q (or otherwise made by the Company or on the Company’s behalf from time to time in other reports, filings with the Securities and Exchange Commission (“SEC”), news releases, conferences, website postings or otherwise) that are not statements of historical fact constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Exchange Act of 1934, as amended (the “Exchange Act”), notwithstanding that such statements are not specifically identified. Forward-looking statements include statements about the Company’s financial position, business strategy and plans and objectives of management of the Company for future operations, as well as statements regarding the effects COVID-19 may have on our business and financial results. These forward-looking statements reflect the best judgments of the Company about the future events and trends based on the beliefs of the Company’s management as well as assumptions made by and information currently available to the Company’s management. Use of the words “may,” “should,” “continue,” “plan,” “potential,” “anticipate,” “believe,” “estimate,” “expect” and “intend” and words or phrases of similar import, as they relate to the Company or its subsidiaries or Company management, are intended to identify forward-looking statements but are not the exclusive means of identifying such statements. Forward-looking statements reflect our current view of the Company with respect to future events and are subject to risks and uncertainties that could cause actual results to differ materially from those in such statements. Please read Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, for a discussion of certain of those risks. Other unknown or unpredictable factors could also have a material adverse effect on future results. Although the Company believes that its expectations are reasonable as of the date of this Form 10-Q, it can give no assurance that such expectations will prove to be correct. The Company does not intend to update or revise any forward-looking statements unless securities laws require it to do so, and the Company undertakes no obligation to publicly release any revisions to forward-looking statements, whether because of new information, future events or otherwise.

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

The COVID-19 Pandemic and Its Impact on Our Business

Our dealership network has remained operational since the beginning of the COVID-19 pandemic. Despite our dealerships remaining open, the COVID-19 pandemic had a significant negative impact on our revenues for 2020. While the COVID-19 pandemic is not over, business conditions have improved significantly. We expect the general economic recovery to continue as more states fully re-open and businesses return to operating at full or close-to-full capacity. Based on current market conditions and the steps we have taken to reduce expenses, we believe the worst of the pandemic’s effect on our business is behind us.

Commercial Vehicle Sales

All of the commercial vehicle manufacturers that we represent resumed operations following any COVID-19 related shutdowns in 2020. However, supply chain delays related to manufacturing components have forced some of the manufacturers we represent to temporarily cease production and may limit the commercial vehicle industry’s ability to meet commercial vehicle sales demand throughout 2021.

Aftermarket Products and Services

With respect to our parts, service and collision center (collectively, “Aftermarket Products and Services”) departments, with some minor exceptions, our parts supply chain has remained relatively uninterrupted to-date. We believe that the investments we have made over the years in our aftermarket strategic initiatives enabled us to mitigate the impact of the COVID-19 pandemic on our Aftermarket Products and Service business.

Rental and Leasing Operations

With respect to our rental and leasing operations in 2020, we allowed certain credit-worthy customers that serve industries that were dramatically impacted by the COVID-19 pandemic to skip up to three months of lease payments and either extend the lease term by three months or increase the remaining payments to keep the same lease term.  These customers have resumed payments.

Liquidity

As of March 31, 2021, our total net liquidity was approximately $421.6 million, including $316.1 million in cash and $105.5 million available under our various credit agreements, excluding our floor plan credit agreements. Our working capital facility (“the Working Capital Facility”) with BMO Harris Bank N.A. (“BMO Harris”) includes up to $100.0 million of revolving credit loans that are available to us for working capital, capital expenditures and other general corporate purposes. We currently have no outstanding draws on this line of credit. For further discussion of our liquidity, see the Liquidity and Capital Resources discussion set forth herein.

Outlook

A.C.T. Research Co., LLC (“A. C.T. Research”), a commercial vehicle industry data and forecasting service provider, currently forecasts new U.S. Class 8 retail truck sales to be 248,400 units in 2021, which would represent a 26.9% increase compared to 2020.   We expect our market share of new Class 8 truck sales to range between 5.5% and 6.0% in 2021. This market share percentage would result in the sale of approximately 13,600 to 14,900 of new Class 8 trucks in 2021, based on A.C.T. Research’s current U.S. retail sales estimate of 248,400 units.

With respect to new U.S. Class 4-7 retail commercial vehicle sales, A.C.T. Research currently forecasts sales to be 251,500 units in 2021, which would represent an 8.4% increase compared to 2020.  We expect our market share of new Class 4 through 7 commercial vehicle sales to range between 4.3% and 5.0% in 2021. This market share percentage would result in the sale of approximately 10,800 to 12,500 of new Class 4 through 7 commercial vehicles in 2021, based on A.C.T. Research’s current U.S. retail sales estimates of 251,500 units.

We expect to sell approximately 1,600 light-duty vehicles and approximately 7,000 to 7,500 used commercial vehicles in 2021. We expect lease and rental revenue to increase 6% to 9% during 2021, compared to 2020.

Although our Aftermarket Products and Services revenues were down slightly compared to the first quarter of 2020, they improved over the fourth quarter of 2020, and we expect to see gradual improvement as the year progresses.  While parts supply chain constraints are expected to impact the industry over the next two quarters, we do not believe these constraints will have a significant overall effect on our Aftermarket Products and Services revenues for 2021. We continue to make progress on our strategic initiatives to increase our Aftermarket Products and Services revenues. We believe our Aftermarket Products and Services revenues will increase 8% to 10% in 2021, compared to 2020.

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

Allowance for Credit Losses

All trade receivables are reported on the consolidated balance sheet at their cost basis adjusted for any write-offs and net of allowances for credit losses. We maintain allowances for credit losses, which represent an estimate of expected losses over the remaining contractual life of our receivables after considering current market conditions and estimates for supportable forecasts, when appropriate. The estimate is a result of our ongoing assessments and evaluations of collectability, historical loss experience, and future expectations in estimating credit losses in each of our receivable portfolios (commercial vehicle receivables, manufacturers’ receivables, parts and service receivables, leasing receivables and other trade receivables). For trade receivables, we use the probability of default and our historical loss experience rates by portfolio and apply them to a related aging analysis while also considering customer and/or economic risk where appropriate. Determination of the proper amount of allowances by portfolio requires management to exercise judgment about the timing, frequency and severity of credit losses that could materially affect the provision for credit losses and, as a result, net earnings. The allowances take into consideration numerous quantitative and qualitative factors that include receivable type, historical loss experience, collection experience, current economic conditions, estimates for supportable forecasts (when appropriate) and credit risk characteristics.

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

Results of Operations

The following discussion and analysis includes our historical results of operations for the three months ended March 31, 2021 and 2020.

The following table sets forth certain financial data as a percentage of total revenues:

	Three Months Ended March 31,
	2021	2020

New and used commercial vehicle sales	60.7%	61.4%
Parts and service sales	33.8	33.3
Lease and rental	4.7	4.7
Finance and insurance	0.5	0.3
Other	0.3	0.3
Total revenues	100.0	100.0
Cost of products sold	80.1	81.8
Gross profit	19.9	18.2
Selling, general and administrative	14.2	14.4
Depreciation and amortization	1.1	1.1
Gain (loss) on sale of assets	0.0	0.0
Operating income	4.6	2.7
Other income	0.0	0.0
Equity in earnings of unconsolidated entities	0.0	0.1
Interest expense, net	0.0	0.3
Income before income taxes	4.6	2.5
Provision for income taxes	0.9	0.7
Net income	3.7%	1.8%

The following table sets forth for the periods indicated the percent of gross profit by revenue source:

	Three Months Ended March 31,
	2021	2020
Gross Profit:
New and used commercial vehicle sales	28.9%	26.0%
Parts and service sales	62.9	66.8
Lease and rental	4.1	3.7
Finance and insurance	2.6	1.9
Other	1.5	1.6
Total gross profit	100.0%	100.0%

The following table sets forth the unit sales and revenues for new heavy-duty, new medium-duty, new light-duty and used commercial vehicles and the absorption ratio (revenue in millions):

	Three Months Ended March 31,
	2021	2020	% Change
Vehicle unit sales:
New heavy-duty vehicles	2,995	3,078	-2.7%
New medium-duty vehicles	2,334	3,264	-28.5%
New light-duty vehicles	395	267	47.9%
Total new vehicle unit sales	5,724	6,609	-13.4%

Used vehicles	1,924	1,558	23.5%

Vehicle revenues:
New heavy-duty vehicles	$450.0	$470.8	-4.4%
New medium-duty vehicles	188.2	244.0	-22.9%
New light-duty vehicles	18.4	11.5	60.0%
Total new vehicle revenue	$656.6	$726.3	-9.6%

Used vehicle revenue	$88.3	$59.7	47.9%

Other vehicle revenues:(1)	$2.8	$3.6	-22.2%

Dealership absorption ratio:	122.6%	114.3%	7.3%

(1) Includes sales of truck bodies, trailers and other new equipment.

Key Performance Indicator

Absorption Ratio

Management uses several performance metrics to evaluate the performance of our commercial vehicle dealerships and considers Rush Truck Centers’ “absorption ratio” to be of critical importance. Absorption ratio is calculated by dividing the gross profit from our Aftermarket Products and Services departments by the overhead expenses of all of a dealership’s departments, except for the selling expenses of the new and used commercial vehicle departments and carrying costs of new and used commercial vehicle inventory. When 100% absorption is achieved, all of the gross profit from the sale of a commercial vehicle, after sales commissions and inventory carrying costs, directly impacts operating profit. Our commercial vehicle dealerships achieved a 122.6% absorption ratio for the first quarter of 2021 and a 114.3% absorption ratio for the first quarter of 2020.

Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020

Revenues

Total revenues decreased $54.9 million, or 4.3%, in the first quarter of 2021, compared to the first quarter of 2020.

Our Aftermarket Products and Services revenues decreased $12.2 million, or 2.9%, in the first quarter of 2021, compared to the first quarter of 2020. Although Aftermarket Products and Services revenues were down slightly compared to the first quarter of 2020, they were up 5.3% compared to the fourth quarter of 2020. The increase over the fourth quarter of 2020 is primarily due to the overall economic recovery in the U.S. and continued increase in activity from the industries that we serve.

Revenues from sales of new and used commercial vehicles decreased $41.8 million, or 5.3%, in the first quarter of 2021, compared to the first quarter of 2020.

We sold 2,995 new Class 8 trucks in the first quarter of 2021, a 2.7% decrease compared to 3,078 new Class 8 trucks in the first quarter of 2020. This was primarily due to the timing of certain large fleet deliveries in the first quarter of 2020.

We sold 2,334 new Class 4 through 7 commercial vehicles, including 140 buses, in the first quarter of 2021, a 28.5% decrease compared to 3,264 new medium-duty commercial vehicles, including 216 buses, in the first quarter of 2020. Our first quarter 2021 Class 4 through 7 commercial vehicle sales were down primarily due to decreased activity from our lease and rental and food service customers and production shutdowns from some of the manufacturers we represent related to component supply issues.

We sold 395 new light-duty vehicles in the first quarter of 2021, a 47.9% increase compared to 267 new light-duty vehicles in the first quarter of 2020.

We sold 1,924 used commercial vehicles in the first quarter of 2021, a 23.5% increase compared to 1,558 used commercial vehicles in the first quarter of 2020. The increase in used truck sales in the first quarter of 2021 was primarily due to increased demand for used trucks in light of the supply constraints on new commercial vehicle production. We believe overall used truck values and demand will remain strong through 2021.

Commercial vehicle lease and rental revenues decreased $2.6 million, or 4.2%, in the first quarter of 2021, compared to the first quarter of 2020. The decrease is primarily due to the reduction in the rental fleet compared to the first quarter of 2020.

Finance and insurance revenues increased $2.0 million, or 44.7%, in the first quarter of 2021, compared to the first quarter of 2020. The increase in finance and insurance revenues was due to sales of finance and insurance products to a higher percentage of new and used commercial vehicle purchasers in the first quarter of 2021. Finance and insurance revenues have limited direct costs and, therefore, contribute a disproportionate share of our operating profits.

Other income decreased $0.2 million, or 5.8%, in the first quarter of 2021, compared to the first quarter of 2020. Other income consists primarily of document fees related to commercial vehicle sales.

Gross Profit

Gross profit increased $10.3 million, or 4.4%, in the first quarter of 2021, compared to the first quarter of 2020. Gross profit as a percentage of sales increased to 19.9% in the first quarter of 2021, from 18.2% in the first quarter of 2020. This increase in gross profit as a percentage of sales is a result of increased gross margins related to used commercial vehicle sales and a change in our overall product sales mix. Commercial vehicle sales, a lower margin revenue item, decreased as a percentage of total revenues to 60.7% in 2021, from 61.4% in 2020. Aftermarket Products and Services revenues, a higher margin revenue item, increased as a percentage of total revenues to 33.8% in 2021, from 33.3% in 2020.

Gross margins from our Aftermarket Products and Services operations increased to 37.0% in the first quarter of 2021, compared to 36.6% in the first quarter of 2020. Gross profit from our Aftermarket Products and Services operations decreased to $153.9 million in the first quarter of 2021, from $156.6 million in the first quarter of 2020. Historically, gross margins on parts sales range from 27% to 28% and gross margins on service and collision center operations range from 67% to 68%. Gross profits from parts sales represented 59.5% of total gross profit for Aftermarket Products and Services operations in the first quarter of 2021 and 58.8% in the first quarter of 2020. Service and collision center operations represented 40.5% of total gross profit for Aftermarket Products and Services operations in the first quarter of 2021 and 41.2% in the first quarter of 2020. We expect blended gross margins on Aftermarket Products and Services operations to range from 36.5% to 37.5% in 2021.

Gross margins on new Class 8 truck sales were 8.9% in the first quarter of 2021 and in the first quarter of 2020. In 2021, we expect overall gross margins from new heavy-duty truck sales of approximately 7.5% to 8.5%.

Gross margins on new Class 4 through 7 commercial vehicle sales increased to 7.1% in the first quarter of 2021, from 6.1% in the first quarter of 2020. This increase is primarily due to the mix of purchasers during the first quarter of 2021. For 2021, we expect overall gross margins from new medium-duty commercial vehicle sales of approximately 6.5% to 7.5%, but this will largely depend upon the mix of purchasers and types of vehicles sold.

Gross margins on used commercial vehicle sales increased to 18.1% in the first quarter of 2021, from 5.7% in the first quarter of 2020. This increase in margins in the first quarter of 2021 was primarily due to the increase in used truck values due to the strong demand for used commercial vehicles. The lower margins that we recognized in 2020 were due to weak demand for used trucks in early 2020 caused by the COVID-19 pandemic and write-downs of used truck inventory to appropriately value our inventory for market conditions caused by the oversupply of used trucks in the U.S. used truck market. We expect margins on used commercial vehicles to be approximately 10% to 14% in 2021.

Gross margins from truck lease and rental sales increased to 18.4% in the first quarter of 2021, from 14.1% in the first quarter of 2020. This increase is primarily related to increased rental fleet utilization. Our policy is to depreciate our lease and rental fleet using a straight-line method over each customer’s contractual lease term. The lease unit is depreciated to a residual value that approximates fair value at the expiration of the lease term. This policy results in us realizing reasonable gross margins while the unit is in service and a corresponding gain or loss on sale when the unit is sold at the end of the lease term.

Finance and insurance revenues and other income, as described above, have limited direct costs and, therefore, contribute a disproportionate share of gross profit.

Selling, General and Administrative Expenses

Selling, General and Administrative (“SG&A”) expenses decreased $10.1 million, or 5.5%, in the first quarter of 2021, compared to the first quarter of 2020. This decrease resulted from expense reductions necessitated by the COVID-19 pandemic and decreased selling expense, compared to 2020. SG&A expenses as a percentage of total revenues decreased to 14.2% in the first quarter of 2021, from 14.4% in the first quarter of 2020. Annual SG&A expenses as a percentage of total revenues have ranged from 12.4% to 14.0% over the last five years. For 2021, we expect SG&A expenses as a percentage of total revenues to range from 13.0% to 14.0%, due to the increase in revenues from sales of new and used commercial vehicles and Aftermarket Products and Services. For 2021, we expect the selling portion of SG&A expenses to be approximately 25.0% to 30.0% of new and used commercial vehicle gross profit.

Depreciation and Amortization Expense

Depreciation and amortization expense decreased $0.6 million, or 4.2%, in the first quarter of 2021, compared to the first quarter of 2020.

Interest Expense, Net

Net interest expense decreased $4.3 million, or 89.4%, in the first quarter of 2021, compared to the first quarter of 2020. This decrease in interest expense is a result of the decrease in inventory levels and lower floor plan interest rates in 2021, compared to 2020. We expect net interest expense in 2021 to decrease compared to 2020, but the amount of the decrease will depend on inventory levels, interest rate fluctuations and the amount of cash available to make prepayments on our floor plan arrangements.

Income before Income Taxes

As a result of the factors described above, income from continuing operations before income taxes increased $25.0 million, or 78.8%, in the first quarter of 2021, compared to the first quarter of 2020.

Income Taxes

Income taxes increased $2.7 million, or 32.0%, in the first quarter of 2021, compared to the first quarter of 2020. We provided for taxes at a 20.0% effective rate in the first quarter of 2021 and 28.0% in the first quarter of 2020. The tax rate in the first quarter of 2021 was primarily impacted by the tax benefit related to the gain associated with vesting and exercise of equity awards granted through our long-term incentive plan. We expect our effective tax rate to be approximately 23.0% to 25.0% of pretax income in 2021.

Liquidity and Capital Resources

Our short-term cash requirements are primarily for working capital, inventory financing, the renovation and expansion of existing facilities and the construction or purchase of new facilities. Historically, these cash requirements have been met through the retention of profits, borrowings under our floor plan arrangements and bank financings. As of March 31, 2021, we had working capital of approximately $368.4 million, including $316.1 million in cash, available to fund our operations. We believe that these funds, together with expected cash flows from operations, are sufficient to meet our operating requirements for at least the next twelve months. From time to time, we utilize our excess cash on hand to pay down our outstanding borrowings under our floor plan credit agreement with BMO Harris (the “Floor Plan Credit Agreement”), and the resulting interest earned is recognized as an offset to our gross interest expense under the Floor Plan Credit Agreement.

We have a secured line of credit that provides for a maximum borrowing of $17.5 million. There were no advances outstanding under this secured line of credit on March 31, 2021, however, $12.0 million was pledged to secure various letters of credit related to self-insurance products, leaving $5.5 million available for future borrowings as of March 31, 2021.

The Working Capital Facility with BMO Harris includes up to $100.0 million of revolving credit loans available to us for working capital, capital expenditures and other general corporate purposes. The amount of the borrowings under the Working Capital Facility are subject to borrowing base limitations based on the value of our eligible parts inventory and company vehicles. The Working Capital Facility includes a $20 million letter of credit sublimit. Borrowings under the Working Capital Facility bear interest at rates based on LIBOR or the Base Rate (as such terms are defined in the Working Capital Facility), plus an applicable margin determined based on outstanding borrowing under the Working Capital Facility. In addition, we are required to pay a commitment fee on the amount unused under the Working Capital Facility. The Working Capital Facility expires on the earlier of (i) June 30, 2022 and (ii) the date on which all commitments under the Working Capital Facility shall have terminated, whether as a result of the occurrence of the Commitment Termination Date (as defined in the Working Capital Facility) or otherwise. There were no advances outstanding under the Working Capital Facility as of March 31, 2021.

Our long-term debt, floor plan financing agreements and the Working Capital Facility require us to satisfy various financial ratios such as the debt-to-worth ratio, leverage ratio and the fixed charge coverage ratio and certain requirements for tangible net worth and Generally Accepted Accounting Principles (“GAAP”) net worth. As of March 31, 2021, we were in compliance with all debt covenants related to debt secured by real estate, lease and rental units, our floor plan credit agreements and the Working Capital Facility. We do not anticipate any breach of the covenants in the foreseeable future.

We expect to purchase or lease commercial vehicles worth approximately $150.0 million to $180.0 million for our leasing operations during 2021, depending on customer demand, all of which will be financed. We also expect to make capital expenditures for recurring items such as computers, shop tools and equipment and vehicles of approximately $30.0 million to $35.0 million during 2021.

During the first quarter of 2021, we paid a cash dividend of $9.9 million. Additionally, on April 21, 2021, our Board of Directors declared a cash dividend of $0.18 per share of Class A and Class B Common Stock, to be paid on June 10, 2021, to all shareholders of record as of May 10, 2021. The total dividend disbursement is estimated at approximately $9.9 million. We expect to continue paying cash dividends on a quarterly basis. However, there is no assurance as to future dividends because the declaration and payment of such dividends is subject to the business judgment of our Board of Directors and will depend on historic and projected earnings, capital requirements, covenant compliance and financial conditions and such other factors as our Board of Directors deem relevant.

On December 8, 2020, we announced that our Board of Directors approved a new stock repurchase program authorizing management to repurchase, from time to time, up to an aggregate of $100.0 million of our shares of Class A Common Stock and/or Class B Common Stock. In connection with the adoption of the new stock repurchase plan, we terminated the prior stock repurchase plan, which was scheduled to expire on December 31, 2020. Repurchases, if any, will be made at times and in amounts as we deem appropriate and may be made through open market transactions at prevailing market prices, privately negotiated transactions or by other means in accordance with federal securities laws. The actual timing, number and value of repurchases under the stock repurchase program will be determined by management at its discretion and will depend on a number of factors, including market conditions, stock price and other factors, including those related to the ownership requirements of our dealership agreements with Peterbilt. As of March 31, 2021, we had repurchased $8.3 million of our shares of common stock under the current stock repurchase program. The current stock repurchase program expires on December 31, 2021, and may be suspended or discontinued at any time.

We anticipate funding the capital expenditures for the improvement and expansion of existing facilities and recurring expenses through our operating cash flows. We have the ability to fund the construction or purchase of new facilities through our operating cash flows or by financing.

We have no other material commitments for capital expenditures as of March 31, 2021. However, we will continue to purchase vehicles for our lease and rental operations and authorize capital expenditures for the improvement or expansion of our existing dealership facilities and construction or purchase of new facilities based on market opportunities.

Cash Flows

Cash and cash equivalents increased by $4.0 million during the three months ended March 31, 2021, and decreased by $44.1 million during the three months ended March 31, 2020. The major components of these changes are discussed below.

Cash Flows from Operating Activities

Cash flows from operating activities include net income adjusted for non-cash items and the effects of changes in working capital. During the first quarter of 2021, operating activities resulted in net cash provided by operations of $40.1 million. Net cash provided by operating activities primarily consisted of $45.3 million in net income, as well as non-cash adjustments related to depreciation and amortization of $42.6 million, deferred income tax benefit of $8.4 million and stock-based compensation of $11.5 million. Cash provided by operating activities included an aggregate of $50.1 million net change in operating assets and liabilities. Included in the net change in operating assets and liabilities was primarily cash outflows of $14.7 million from the increase in accounts receivable, $1.8 million from the increase in inventory, $0.7 million in the increase in other current assets, $1.6 million from the net decrease in accounts payable and accrued liabilities, $31.2 million from the decrease in customer deposits. The majority of our commercial vehicle inventory is financed through our floor plan credit agreements.

During the first quarter of 2020, operating activities resulted in net cash provided by operations of $138.8 million. Net cash provided by operating activities primarily consisted of $23.1 million in net income, as well as non-cash adjustments related to depreciation and amortization of $45.2 million, deferred income tax benefit of $7.2 million and stock-based compensation of $8.6 million. Cash provided by operating activities included an aggregate of $62.1 million net change in operating assets and liabilities. Included in the net change in operating assets and liabilities were primarily cash inflows of $153.6 million from the decrease in inventory and $6.0 million in the decrease in other current assets, which was offset by $30.9 million from the increase in accounts receivable, $26.9 million from the net decrease in accounts payable and accrued liabilities, $16.7 million from the decrease in customer deposits and $16.7 million from the net decrease in floor plan (trade).

Cash Flows from Investing Activities

During the first quarter of 2021, cash used in investing activities was $32.2 million. Cash flows used in investing activities consist primarily of cash used for capital expenditures. Capital expenditures of $32.9 million consisted primarily of $8.3 million for purchases of property and equipment and improvements to our existing dealership facilities and $24.6 million for additional units for the rental and leasing operations, which were directly offset by borrowings of long-term debt.

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

Cash Flows from Financing Activities

Cash flows from financing activities include borrowings and repayments of long-term debt and net proceeds of floor plan notes payable, non-trade. During the first quarter of 2021, financing activities used $4.0 million in net cash flow. Cash outflows were primarily related to $46.8 million used for principal repayments of long-term debt and capital lease obligations, $6.6 million used for the repurchase of our common stock and $9.9 million used for the payment of cash dividends. These cash outflows were offset by cash inflows related to borrowings of $28.2 million of long-term debt and $38.5 million used for net draws on floor plan (non-trade). The borrowings of long-term debt were related to purchasing units for the rental and leasing operations.

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

Most of our commercial vehicle inventory purchases are made on terms requiring payment to the manufacturer within 15 days or less from the date the commercial vehicles are invoiced from the factory. We finance the majority of all new commercial vehicle inventory and the loan value of our used commercial vehicle inventory under the Floor Plan Credit Agreement. The Floor Plan Credit Agreement includes an aggregate loan commitment of $1.0 billion. Borrowings under the Floor Plan Credit Agreement bear interest at an annual rate equal to (A) the greater of (i) zero and (ii) one month LIBOR rate, determined on the last day of the prior month, plus (B) 1.25% and are payable monthly. Loans under the Floor Plan Credit Agreement for the purchase of used commercial vehicle inventory are limited to $150.0 million and loans for working capital purposes are limited to $200.0 million. The Floor Plan Credit Agreement expires June 30, 2022, although BMO Harris has the right to terminate at any time upon 360 days written notice and we may terminate at any time, subject to specified limited exceptions. On March 31, 2021, we had approximately $456.6 million outstanding under the Floor Plan Credit Agreement. The average daily outstanding borrowings under the Floor Plan Credit Agreement were $436.5 million during the three months ended March 31, 2021. We utilize our excess cash on hand to pay down our outstanding borrowings under the Floor Plan Credit Agreement, and the resulting interest earned is recognized as an offset to our gross interest expense under the Floor Plan Credit Agreement.

Navistar Financial Corporation and Peterbilt offer trade terms that provide an interest-free inventory stocking period for certain new commercial vehicles. This interest-free period is generally 15 to 60 days. If the commercial vehicle is not sold within the interest-free period, we then finance the commercial vehicle under the Floor Plan Credit Agreement.

Backlog

On March 31, 2021, our backlog of commercial vehicle orders was approximately $1,736.0 million, compared to a backlog of commercial vehicle orders of approximately $1,091.4 million on March 31, 2020. Our backlog is determined quarterly by multiplying the number of new commercial vehicles for each particular type of commercial vehicle ordered by a customer at our Rush Truck Centers by the recent average selling price for that type of commercial vehicle. We include only confirmed orders in our backlog. However, such orders are subject to cancellation. In the event of order cancellation, we have no contractual right to the total revenues reflected in our backlog. The delivery time for a custom-ordered commercial vehicle varies depending on the truck specifications and demand for the particular model ordered. We sell the majority of our new heavy-duty commercial vehicles by customer special order and we sell the majority of our medium- and light-duty commercial vehicles out of inventory. Orders from a number of our major fleet customers are included in our backlog as of March 31, 2021, and we expect to fill the majority of our backlog orders during 2021.

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

We may also have liability in connection with materials that were sent to third‑party recycling, treatment, or disposal facilities under the federal Comprehensive Environmental Response, Compensation and Liability Act, or CERCLA, and comparable state statutes. These statutes impose liability for investigation and remediation of environmental impacts without regard to fault or the legality of the conduct that contributed to the impacts. Responsible parties under these statutes may include the owner or operator of the site where impacts occurred and companies that disposed, or arranged for the disposal, of the hazardous substances released at these sites. These responsible parties also may be liable for damages to natural resources. In addition, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the release of hazardous substances or other materials into the environment.

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

The Environmental Protection Agency (“EPA”) and the National Highway Traffic Safety Administration (“NHTSA”), on behalf of the U.S. Department of Transportation, issued rules associated with reducing greenhouse gas (“GHG”) emissions and improving the fuel efficiency of medium and heavy-duty trucks and buses for model years 2021 through 2027.  We do not believe that these rules will negatively impact our business, however, future legislation or other new regulations that may be adopted to address GHG emissions or fuel efficiency standards may negatively impact our business.  For example, in June 2020, the California Air Resources Board adopted a final rule that is intended to phase out the sale of diesel-powered commercial vehicles over time by requiring a certain percentage of each manufacturer’s commercial vehicles sold within the state to be “zero-emission vehicles,” or “near-zero emission vehicles,” starting in model year 2024. In addition, in July 2020, a group of fifteen U.S. states and the District of Columbia entered into a joint memorandum of understanding that commits each of them to work together to advance and accelerate the market for electric Class 3 through 8 commercial vehicles. Three of the states that signed are states where we operate new commercial vehicle dealerships: California, Colorado and North Carolina. The signatories to the memorandum all agreed on a goal of ensuring that 100% of new Class 3 through 8 commercial vehicles are zero emission, with an interim target of 30% zero emission by 2030. Attaining these goals would likely require the adoption of new laws and regulations and we cannot predict at this time whether such laws and regulations would have an adverse impact on our business.

We do not believe that we currently have any material environmental liabilities or that compliance with environmental laws and regulations will have a material adverse effect on our results of operations, financial condition or cash flows. However, soil and groundwater impacts are known to exist at some of our dealerships. Further, environmental laws and regulations are complex and subject to change. In addition, in connection with acquisitions, it is possible that we will assume or become subject to new or unforeseen environmental costs or liabilities, some of which may be material. In connection with our dispositions, or prior dispositions made by companies we acquire, we may retain exposure for environmental costs and liabilities, some of which may be material. Compliance with current or amended, or new or more stringent, laws or regulations, stricter interpretations of existing laws or the future discovery of environmental conditions could require additional expenditures by us, which could materially adversely affect our results of operations, financial condition or cash flows. In addition, such laws could affect demand for the products that we sell.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk.

Market risk represents the risk of loss that may impact the financial position, results of operations, or cash flows of the Company due to adverse changes in financial market prices, including interest rate risk, and other relevant market rate or price risks.

We are exposed to market risk through interest rates related to our floor plan financing agreements, the Working Capital Facility, variable rate real estate debt and discount rates related to finance sales. The majority of floor plan debt and variable rate real estate debt is based on LIBOR. As of March 31, 2021, we had floor plan borrowings of approximately $550.3 million and variable interest rate real estate debt of approximately $39.0 million. Assuming an increase or decrease in LIBOR of 100 basis points, annual interest expense could correspondingly increase or decrease by approximately $5.9 million.

ITEM 4. Controls and Procedures.

The Company, under the supervision and with the participation of management, including the Company’s principal executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the principal executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2021 to ensure that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) is accumulated and communicated to Company management, including the principal executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting that occurred during the three months ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. Risk Factors.

While we attempt to identify, manage and mitigate risks and uncertainties associated with our business to the extent practical under the circumstances, some level of risk and uncertainty will always be present. Item 1A, Part I of our 2020 Annual Report on Form 10-K (the “2020 Annual Report”) describes some of the risks and uncertainties associated with our business that have the potential to materially affect our business, financial condition or results of operations.

There has been no material change in our risk factors disclosed in our 2020 Annual Report.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

We did not make any unregistered sales of equity securities during the first quarter of 2021.

A summary of the Company’s stock repurchase activity for the first quarter of 2021 is as follows:

Period	Total Number of Shares Purchased (1)(2)(3)	Average Price Paid Per Share (1)		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (3)
January 1 – January 31, 2021	48,048	$40.48	(4)	48,048	$96,222,391
February 1 – February 28, 2021	51,296	39.17	(5)	51,296	94,211,628
March 1 – March 31, 2021	58,732	42.96	(6)	58,732	91,686,459
Total	158,076			158,076

(1)	The calculation of the average price paid per share does not give effect to any fees, commissions or other costs associated with the repurchase of such shares.
(2)	The shares represent Class A and Class B Common Stock repurchased by the Company.
(3)

On December 8, 2020, we announced the approval of a new stock repurchase program authorizing management to repurchase, from time to time, up to an aggregate of $100.0 million of our shares of Class A Common Stock and/or Class B Common Stock.

(4)	Represents 48,048 shares of Class B Common Stock at an average price paid per share of $40.48.
(5)	Represents 2,664 shares of Class A Common Stock at an average price paid per share of $39.78 and 48,632 shares of Class B Common Stock at an average price paid per share of $39.14.
(6)	Represents 58,732 shares of Class B Common Stock at an average price paid per share of $42.96.

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
10.1+

First Amendment to Rush Enterprises, Inc. Amended and Restated 2007 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 000-20797) filed February 22, 2021)

10.2+

First Amendment to Rush Enterprises, Inc. Amended and Restated Executive Transition Plan (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (File No. 000-20797) filed February 22, 2021)

10.3+

First Amendment to Rush Enterprises, Inc. Amended and Restated Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K (File No. 000-20797) filed February 22, 2021)

10.4+

Rush Enterprises, Inc. Amended and Restated 2007 Long-Term Incentive Plan Form of Stock Option Award Agreement (incorporated herein by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K (File No. 000-20797) filed February 22, 2021)

10.5+

Rush Enterprises, Inc. Amended and Restated 2007 Long-Term Incentive Plan Form of Restricted Stock Award Agreement (incorporated herein by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K (File No. 000-20797) filed February 22, 2021)

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

+	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RUSH ENTERPRISES, INC.

Date: May 7, 2021	By:	/S/ W.M. “RUSTY” RUSH
W.M. “Rusty” Rush
President, Chief Executive Officer and
Chairman of the Board
(Principal Executive Officer)

Date: May 7, 2021	By:	/S/ STEVEN L. KELLER
Steven L. Keller
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)