Form 10-Q
period 2021-06-30
RUSH ENTERPRISES INC \TX\
filed 2021-08-06
CIK 1012019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to _______________________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                        Yes ☐                  No ☑

Indicated below is the number of shares outstanding of each of the issuer’s classes of common stock, as of July 29, 2021.

Title of Class	Number of Shares Outstanding
Class A Common Stock, $.01 Par Value	43,164,420
Class B Common Stock, $.01 Par Value	12,522,176

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, $0.01 par value	RUSHA	NASDAQ Global Select Market
Class B Common Stock, $0.01 par value	RUSHB	NASDAQ Global Select Market

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

JUNE 30, 2021 AND DECEMBER 31, 2020

(In Thousands, Except Shares)

	June 30,	December 31,
	2021	2020
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$315,911	$312,048
Accounts receivable, net	160,435	172,481
Inventories, net	813,773	858,291
Prepaid expenses and other	16,161	14,906
Total current assets	1,306,280	1,357,726
Property and equipment, net	1,179,312	1,203,719
Operating lease right-of-use assets, net	62,025	60,577
Goodwill, net	292,142	292,142
Other assets, net	72,365	71,229
Total assets	$2,912,124	$2,985,393

Liabilities and shareholders’ equity
Current liabilities:
Floor plan notes payable	$470,877	$511,786
Current maturities of long-term debt	120,593	141,672
Current maturities of finance lease obligations	26,006	26,373
Current maturities of operating lease obligations	10,950	10,196
Trade accounts payable	124,124	110,728
Customer deposits	50,484	74,209
Accrued expenses	125,777	151,830
Total current liabilities	928,811	1,026,794
Long-term debt, net of current maturities	332,165	387,982
Finance lease obligations, net of current maturities	91,209	90,740
Operating lease obligations, net of current maturities	52,321	51,155
Other long-term liabilities	35,582	34,246
Deferred income taxes, net	111,837	126,439
Shareholders’ equity:
Preferred stock, par value $.01 per share; 1,000,000 shares authorized; 0 shares outstanding in 2021 and 2020	–	–
Common stock, par value $.01 per share; 60,000,000 Class A shares and 20,000,000 Class B shares authorized; 43,104,231 Class A shares and 12,560,943 Class B shares outstanding in 2021; and 42,503,925 Class A shares and 12,470,308 Class B shares outstanding in 2020	560	551
Additional paid-in capital	456,785	437,646
Treasury stock, at cost: 12,999 Class A shares and 327,824 Class B shares in 2021; and 10,335 Class A shares and 73,437 Class B shares in 2020	(13,585)	(2,879)
Retained earnings	915,003	831,850
Accumulated other comprehensive income	1,436	869
Total shareholders’ equity	1,360,199	1,268,037
Total liabilities and shareholders’ equity	$2,912,124	$2,985,393

The accompanying notes are an integral part of these consolidated financial statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(In Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Revenues
New and used commercial vehicle sales	$797,269	$559,062	$1,544,988	$1,348,616
Aftermarket products and services sales	445,526	377,553	861,263	805,531
Lease and rental sales	61,396	57,290	119,623	118,071
Finance and insurance	7,407	4,960	13,872	9,427
Other	4,417	3,647	8,075	7,530
Total revenue	1,316,015	1,002,512	2,547,821	2,289,175
Cost of products sold
New and used commercial vehicle sales	719,768	521,494	1,396,860	1,250,033
Aftermarket products and services sales	277,078	237,196	538,920	508,611
Lease and rental sales	48,387	51,491	96,445	103,699
Total cost of products sold	1,045,233	810,181	2,032,225	1,862,343
Gross profit	270,782	192,331	515,596	426,832
Selling, general and administrative expense	184,734	156,195	359,689	341,269
Depreciation and amortization expense	13,421	14,516	27,147	28,846
Gain on sale of assets	164	1,381	256	1,481
Operating income	72,791	23,001	129,016	58,198
Other income	1,746	1,720	2,665	2,961
Interest (income) expense, net	(212)	2,209	295	6,978
Income before taxes	74,749	22,512	131,386	54,181
Income tax provision	16,705	5,696	28,009	14,258
Net income	$58,044	$16,816	$103,377	$39,923

Earnings per common share:
Basic	$1.04	$0.31	$1.85	$0.73
Diluted	$1.00	$0.30	$1.79	$0.72

Weighted average shares outstanding:
Basic	56,009	54,436	55,819	54,581
Diluted	57,956	55,351	57,846	55,670

Dividends declared per common share	$0 .18	$0.09	$0.36	$0.17

Comprehensive income	$58,356	$17,741	$103,944	$38,918

The accompanying notes are an integral part of these consolidated financial statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In Thousands)

(Unaudited)

	Common Stock						Accumulated
	Shares Outstanding		$0.01 Par	Additional Paid-In	Treasury	Retained	Other Comprehensive
	Class A	Class B	Value	Capital	Stock	Earnings	Income	Total

Balance, December 31, 2020	42,504	12,470	$551	$437,646	$(2,879)	$831,850	$869	$1,268,037
Stock options exercised and stock awards	298	–	3	5,416	–	–	–	5,419
Stock-based compensation related to stock options, restricted shares and employee stock purchase plan	–	–	–	11,520	–	–	–	11,520
Vesting of restricted share awards	–	345	3	(6,780)	–	–	–	(6,777)
Issuance of common stock under employee stock purchase plan	86	–	1	1,988	–	–	–	1,989
Common stock repurchases	(3)	(155)	–	–	(6,483)	–	–	(6,483)
Dividend Class A common stock	–	–	–	–	–	(7,684)	–	(7,684)
Dividend Class B common stock	–	–	–	–	–	(2,380)	–	(2,380)
Other comprehensive income	–	–	–	–	–	–	255	255
Net income	–	–	–	–	–	45,333	–	45,333
Balance, March 31, 2021	42,885	12,660	$558	$449,790	$(9,362)	$867,119	$1,124	$1,309,229
Stock options exercised and stock awards	219	–	2	3,926	–	–	–	3,928
Stock-based compensation related to stock options, restricted shares and employee stock purchase plan	–	–	–	3,683	–	–	–	3,683
Vesting of restricted share awards	–	–	–	(614)	–	–	–	(614)
Common stock repurchases	–	(99)	–	–	(4,223)	–	–	(4,223)
Dividend Class A common stock	–	–	–	–	–	(7,735)	–	(7,735)
Dividend Class B common stock	–	–	–	–	–	(2,425)	–	(2,425)
Other comprehensive income	–	–	–	–	–	–	312	312
Net income	–	–	–	–	–	58,044	–	58,044
Balance, June 30, 2021	43,104	12,561	$560	$456,785	$(13,585)	$915,003	$1,436	$1,360,199

	Common Stock						Accumulated
	Shares Outstanding		$0.01 Par	Additional Paid-In	Treasury	Retained	Other Comprehensive
	Class A	Class B	Value	Capital	Stock	Earnings	Income (Loss)	Total

Balance, December 31, 2019	41,930	12,360	$465	$397,267	$(304,129)	$1,065,553	$337	$1,159,493
Stock options exercised and stock awards	110	–	1	1,421	–	–	–	1,422
Stock-based compensation related to stock options, restricted shares and employee stock purchase plan	–	–	–	8,553	–	–	–	8,553
Vesting of restricted share awards	–	337	2	(2,416)	–	–	–	(2,414)
Issuance of common stock under employee stock purchase plan	92	–	1	1,900	–	–	–	1,901
Common stock repurchases	(833)	(81)	–	–	(19,902)	–	–	(19,902)
Dividend Class A common stock	–	–	–	–	–	(3,646)	–	(3,646)
Dividend Class B common stock	–	–	–	–	–	(1,108)	–	(1,108)
Other comprehensive income	–	–	–	–	–	–	(1,930)	(1,930)
Net income	–	–	–	–	–	23,107	–	23,107
Balance, March 31, 2020	41,299	12,616	$469	$406,725	$(324,031)	$1,083,906	$(1,593)	$1,165,476
Stock options exercised and stock awards	294	–	2	4,529	–	–	–	4,531
Stock-based compensation related to stock options, restricted shares and employee stock purchase plan	–	–	–	3,586	–	–	–	3,586
Vesting of restricted share awards	–	–	–	(28)	–	–	–	(28)
Dividend Class A common stock	–	–	–	–	–	(3,581)	–	(3,581)
Dividend Class B common stock	–	–	–	–	–	(1,165)	–	(1,165)
Other comprehensive income	–	–	–	–	–	–	925	925
Net income	–	–	–	–	–	16,816	–	16,816
Balance, June 30, 2020	41,593	12,616	$471	$414,812	$(324,031)	$1,095,976	$(668)	$1,186,560

The accompanying notes are an integral part of these consolidated financial statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2021	2020
Cash flows from operating activities:
Net income	$103,377	$39,923
Adjustments to reconcile net income to net cash provided by operating activities-
Depreciation and amortization	84,891	89,897
Gain on sale of property and equipment, net	(256)	(1,481)
Stock-based compensation expense related to employee equity awards and employee stock purchases	15,203	12,139
Deferred income tax expense	(14,602)	(10,437)
Change in accounts and notes receivable, net	12,046	21,027
Change in inventories, net	76,772	358,945
Change in prepaid expenses and other, net	(1,255)	5,246
Change in trade accounts payable	12,376	(36,147)
Payments on floor plan notes payable – trade, net	–	(32,609)
Change in customer deposits	(23,725)	(25,086)
Change in accrued expenses	(26,243)	(1,207)
Other, net	(881)	(2,000)
Net cash provided by operating activities	237,703	418,210
Cash flows from investing activities:
Acquisition of property and equipment	(84,352)	(82,236)
Proceeds from the sale of property and equipment	327	5,342
Other	1,146	2,515
Net cash used in investing activities	(82,879)	(74,379)
Cash flows from financing activities:
Payments on floor plan notes payable – non-trade, net	(40,909)	(238,781)
Proceeds from long-term debt	52,325	119,348
Principal payments on long-term debt	(129,221)	(160,704)
Principal payments on finance lease obligations	(6,361)	(5,768)
Proceeds from issuance of shares relating to employee stock options and employee stock purchases	3,945	5,412
Payments of cash dividends	(19,922)	(9,500)
Common stock repurchased	(10,818)	(19,902)
Net cash used in financing activities	(150,961)	(309,895)
Net increase in cash and cash equivalents	3,863	33,936
Cash and cash equivalents, beginning of period	312,048	181,620
Cash and cash equivalents, end of period	$315,911	$215,556
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$13,213	$22,559
Income taxes, net of refunds	$67,766	$165
Noncash activities:
Assets acquired under finance leases	$15,019	$26,492

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

COVID-19 Risks and Uncertainties

In March 2020, the World Health Organization made the assessment that COVID-19 could be characterized as a pandemic, and the President of the United States declared the COVID-19 outbreak a national emergency. The Company’s nationwide network of commercial vehicle dealerships are classified as “essential businesses” and have remained operational across the Company’s dealership network. While the COVID-19 pandemic is not over, business conditions have improved significantly since the second quarter of 2020. The Company is unable to predict the impact that the COVID-19 pandemic will have on its future business and operating results due to numerous uncertainties, including the duration and severity of the outbreak.

Recently Issued Accounting Pronouncements

In March 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting ("ASU 2020-04"). In January 2021, the FASB issued Accounting Standards Update No. 2021-01, Reference Rate Reform (Topic 848): Scope, which clarified the scope and application of the original guidance. The guidance in these standards applies to contract accounting, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met and provides optional expedients and exceptions for a limited time to ease the potential burden in accounting for reference rate reform. The amendments apply only to contracts and hedging relationships that reference LIBOR or another reference rate expected to be discontinued due to reference rate reform. ASU 2020-04 is effective upon issuance and generally can be applied to applicable contract modifications through December 31, 2022. LIBOR benchmarking is utilized in the Company’s working capital and floorplan facilities. The Company is in the process of completing its evaluation of the impact, if any, that the adoption of this standard will have on its Consolidated Financial Statements.

2 – Other Assets

Franchise Rights

The Company’s only significant identifiable intangible assets, other than goodwill, are rights under franchise agreements with manufacturers. The fair value of the franchise right is determined at the acquisition date by discounting the projected cash flows specific to each acquisition. The carrying value of the Company’s manufacturer franchise rights was $7.0 million as of June 30, 2021 and December 31, 2020, and is included in Other Assets on the accompanying Consolidated Balance Sheet. The Company has determined that manufacturer franchise rights have an indefinite life, as there are no economic or other factors that limit their useful lives and they are expected to generate cash flows indefinitely due to the historically long lives of the manufacturers’ brand names. Furthermore, to the extent that any agreements evidencing manufacturer franchise rights have expiration dates, the Company expects that it will be able to renew those agreements in the ordinary course of business. Accordingly, the Company does not amortize manufacturer franchise rights.

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

Equity Method Investment and Call Option

On February 25, 2019, the Company acquired 50% of the equity interest in Rush Truck Centres of Canada Limited (“RTC Canada”), which acquired the operating assets of Tallman Group, the largest International Truck dealer in Canada. The Company was also granted a call option in the purchase agreement that provides the Company with the right to acquire the remaining 50% equity interest in RTC Canada until the close of business on February 25, 2024. The value of the Company’s call option was $3.6 million as of June 30, 2021, and is reported in Other Assets on the Consolidated Balance Sheet.

On April 25, 2019, the Company entered into a Guaranty Agreement (“Guaranty”) with Bank of Montreal (“BMO”), pursuant to which the Company agreed to guaranty up to CAD250 million (the “Guaranty Cap”) of certain credit facilities entered into by and between Tallman Truck Centre Limited (“TTCL”) and BMO. The Company owned a 50% equity interest in TTCL, which was the sole owner of RTC Canada. Later in 2019, RTC Canada and TTCL were amalgamated into RTC Canada. Interest, fees and expenses incurred by BMO to enforce its rights with respect to the guaranteed obligations and its rights against the Company under the Guaranty are not subject to the Guaranty Cap. In exchange for the Guaranty, RTC Canada is receiving a reduced rate of interest on its credit facilities with BMO. The Guaranty was valued at $5.3 million as of June 30, 2021 and $5.2 million as of December 31, 2020, and is included in the investment in RTC Canada. As of June 30, 2021, the Company’s investment in RTC Canada is $33.7 million. The Company’s equity income in RTC Canada is included in Other income on the Consolidated Statements of Income.

ERP Platform

The total capitalized costs of the Company’s SAP enterprise resource planning software platform (“the ERP Platform”) of $6.1 million are recorded on the Consolidated Balance Sheet in Other Assets. Amortization expense relating to the ERP Platform, which is recognized in depreciation and amortization expense in the Consolidated Statements of Income and Comprehensive Income, was $0.4 million for the three months ended June 30, 2021 and $0.5 million for the three months ended June 30, 2020, and $0.9 million for the six months ended June 30, 2021 and $1.0 million for the six months ended June 30, 2020. The Company estimates that amortization expense relating to the ERP Platform will be approximately $1.5 million in 2021 and $1.2 million per year for the next four years.

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

4 – Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Numerator:
Numerator for basic and diluted earnings per share – Net income available to common shareholders	$58,044	$16,816	$103,377	$39,923
Denominator:
Denominator for basic earnings per share – weighted average shares outstanding	56,009	54,436	55,819	54,581
Effect of dilutive securities – Employee stock options and restricted stock awards	1,947	915	2,027	1,089
Denominator for diluted earnings per share – adjusted weighted average shares outstanding and assumed conversions	57,956	55,351	57,846	55,670
Basic earnings per common share	$1.04	$0.31	$1.85	$0.73
Diluted earnings per common share and common share equivalents	$1.00	$0.30	$1.79	$0.72

Options to purchase shares of common stock that were outstanding for the three months and six months ended June 30, 2021, and 2020, which were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Weighted average anti-dilutive stock options	626	2,506	379	2,149

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

Stock-based compensation expense, calculated using the Black-Scholes option-pricing model for employee stock options, and included in selling, general and administrative expense, was $3.7 million for the three months ended June 30, 2021, and $3.6 million for the three months ended June 30, 2020. Stock-based compensation expense, included in selling, general and administrative expense, was $15.2 million for the six months ended June 30, 2021, and was $12.1 million for the six months ended June 30, 2020.

As of June 30, 2021, the Company had $11.3 million of unrecognized compensation cost related to non-vested employee stock options to be recognized over a weighted-average period of 2.5 years and $12.8 million of unrecognized compensation cost related to non-vested restricted stock awards to be recognized over a weighted-average period of 1.5 years.

6 – Financial Instruments and Fair Value

The Company measures certain financial assets and liabilities at fair value on a recurring basis. Financial instruments consist primarily of cash, accounts receivable, accounts payable and floor plan notes payable. The carrying values of the Company’s financial instruments approximate fair value due either to their short-term nature or existence of variable interest rates, which approximate market rates. Certain methods and assumptions were used by the Company in estimating the fair value of financial instruments as of June 30, 2021, and December 31, 2020. The carrying value of current assets and current liabilities approximates the fair value due to the short maturity of these items.

The fair value of the Company’s long-term debt is based on secondary market indicators. Because the Company’s debt is not quoted, estimates are based on each obligation’s characteristics, including remaining maturities, interest rates, credit rating, collateral and liquidity. Accordingly, the Company concluded that the valuation measurement inputs of its long-term debt represent, at its lowest level, current market interest rates available to the Company for similar debt and the Company’s current credit standing. The carrying amount of such debt approximates fair value.

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

The following table contains summarized information about reportable segment revenues, segment income or loss from continuing operations and segment assets for the periods ended June 30, 2021 and 2020 (in thousands):

	Truck Segment	All Other	Total
As of and for the three months ended June 30, 2021
Revenues from external customers	$1,311,678	$4,337	$1,316,015
Segment operating income	72,163	628	72,791
Segment income before taxes	74,191	558	74,749
Segment assets	2,863,087	49,037	2,912,124
For the six months ended June 30, 2021
Revenues from external customers	$2,539,790	$8,031	$2,547,821
Segment operating income	128,113	903	129,016
Segment income before taxes	130,623	763	131,386

As of and for the three months ended June 30, 2020
Revenues from external customers	$998,739	$3,773	$1,002,512
Segment operating income	22,678	323	23,001
Segment income before taxes	22,260	252	22,512
Segment assets	3,021,241	43,360	3,064,601
For the six months ended June 30, 2020
Revenues from external customers	$2,282,118	$7,057	$2,289,175
Segment operating income	58,129	69	58,198
Segment income before taxes	54,253	(72)	54,181

8 – Income Taxes

The Company had unrecognized income tax benefits totaling $3.3 million as a component of accrued liabilities as of June 30, 2021 and December 31, 2020, the total of which, if recognized, would impact the Company’s effective tax rate. An unfavorable settlement may require a charge to income tax expense and a favorable resolution would be recognized as a reduction to income tax expense. The Company recognizes interest accrued related to unrecognized tax benefits in income tax expense. The Company had approximately $150,000 accrued for the payment of interest as of June 30, 2021 and December 31, 2020. No amounts were accrued for penalties.

The Company does not anticipate a significant change in the amount of unrecognized tax benefits in the next 12 months. As of June 30, 2021, the tax years ended December 31, 2017 through 2020 remained subject to audit by federal tax authorities, and the tax years ended December 31, 2016 through 2020, remained subject to audit by state tax authorities.

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

The following table summarizes the Company’s disaggregated revenue by revenue source for the three months and six months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Commercial vehicle sales revenue	$797,269	$559,062	$1,544,988	$1,348,616
Parts revenue	263,491	211,804	503,927	448,402
Commercial vehicle repair service revenue	182,035	165,749	357,336	357,129
Finance revenue	4,549	2,523	8,453	4,879
Insurance revenue	2,858	2,437	5,419	4,548
Other revenue	4,417	3,647	8,075	7,530
Total	$1,254,619	$945,222	$2,428,198	$2,171,104

All of the Company's performance obligations and associated revenues are generally transferred to customers at a point in time. The Company did not have any material contract assets or contract liabilities on the balance sheet as of June 30, 2021. Revenues related to commercial vehicle sales, parts sales, commercial vehicle repair service, finance and the majority of the Company’s other revenues are related to the Truck Segment.

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

The Company’s policy is to depreciate its lease and rental fleet using a straight-line method over each customer’s contractual lease term. The lease unit is depreciated to a residual value that approximates the expected fair value at the expiration of the lease term. This policy results in the Company realizing reasonable gross margins while the unit is in service and a corresponding gain or loss on sale when the unit is sold at the end of the lease term.

Sales-type leases are recognized by the Company as lease receivables. The lessee obtains control of the underlying asset and the Company recognizes sales revenue upon lease commencement. The receivable for sales-type leases was $5.2 million as of June 30, 2021, and was $5.6 million as of December 31, 2020, and is reflected in Other Assets on the Consolidated Balance Sheet.

Lease and rental income during the three and six months ended June 30, 2021 and June 30, 2020 consisted of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Minimum rental payments	$52,948	$50,195	$103,653	$103,368
Nonlease payments	8,449	7,095	15,971	14,703
Total	$61,397	$57,290	$119,624	$118,071

11 – Accumulated Other Comprehensive Income

The following table shows the components of accumulated other comprehensive (loss) income (in thousands):

Balance as of December 31, 2020	$869
Foreign currency translation adjustment	255
Balance as of March 31, 2021	$1,124
Foreign currency translation adjustment	312
Balance as of June 30, 2021	$1,436

The equity method investment in RTC Canada was valued using the exchange rate of one US Dollar equals 1.2398 Canadian dollars as of June 30, 2021. The adjustment is reflected in Other Assets on the Consolidated Balance Sheet.

12 – Accounts Receivable and Allowance for Credit Losses

The Company establishes an allowance for credit losses to present the net amount of accounts receivable expected to be collected. Under Topic 326: Measurement of Credit Losses on Financial Instruments, the Company is required to remeasure expected credit losses for financial instruments held on the reporting date based on historical experience, current conditions and reasonable forecasts.

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

The following table summarizes the changes in the allowance for credit losses (in thousands):

	Balance December 31, 2020	Provision for the Six Months Ended June 30, 2021	Write offs Against Allowance, net of Recoveries		Balance June 30, 2021

Commercial vehicle receivables	$172	$(40)	$	−	$132
Manufacturers’ receivables	136	571		(578)	129
Leasing, parts and service receivables	1,278	525		(637)	1,166
Other receivables	19	6		(7)	18
Total	$1,605	$1,062		$(1,222)	$1,445

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

The COVID-19 Pandemic and Its Impact on Our Business

Our dealership network has remained operational since the beginning of the COVID-19 pandemic. While the COVID-19 pandemic is not over, business conditions have improved significantly since the second quarter of 2020. However, supply chain issues resulting from the pandemic continue to impact our aftermarket sales and new commercial vehicle availability. Based on current market conditions and the steps we have taken to reduce expenses, we continue to believe the worst of the pandemic’s effect on our business is behind us. All of our businesses, except commercial vehicle service, are back to pre-pandemic levels.

Commercial Vehicle Sales

All of the commercial vehicle manufacturers that we represent resumed operations following any COVID-19 related shutdowns in 2020. However, supply chain delays related to manufacturing components have forced some of the manufacturers we represent to temporarily cease production at times and may limit the commercial vehicle industry’s ability to meet commercial vehicle sales demand throughout 2021.

Aftermarket Products and Services

With respect to our parts, service and collision center (collectively, “Aftermarket Products and Services”) departments, with some minor exceptions, our parts supply chain has remained relatively uninterrupted to-date and our parts sales are back to pre-pandemic levels. We believe that the investments we made over the years with respect to our aftermarket strategic initiatives enabled us to mitigate the impact of the COVID-19 pandemic on our Aftermarket Products and Service business.

Rental and Leasing Operations

With respect to our rental and leasing operations, in 2020, we allowed certain credit-worthy customers serving industries that were dramatically impacted by the COVID-19 pandemic to skip up to three months of lease payments and either extend the lease term by three months or increase the remaining payments to keep the same lease term.  These customers have resumed payments. Our rental and leasing operations are back to pre-pandemic levels.

Liquidity

As of June 30, 2021, our total net liquidity was approximately $421.5 million, including $315.9 million in cash and $105.6 million available under our various credit agreements, excluding our floor plan credit agreements. Our working capital facility (“the Working Capital Facility”) with BMO Harris Bank N.A. (“BMO Harris”) includes up to $100.0 million of revolving credit loans that are available to us for working capital, capital expenditures and other general corporate purposes. We currently have no outstanding draws on this line of credit. For further discussion of our liquidity, see the Liquidity and Capital Resources discussion set forth herein.

Outlook

A.C.T. Research Co., LLC (“A.C.T. Research”), a commercial vehicle industry data and forecasting service provider, currently forecasts new U.S. Class 8 retail truck sales to be 259,000 units in 2021, which would represent a 32.4% increase compared to 2020. While demand for new commercial vehicles is currently strong, we believe that component supply chain issues could push the timing of new commercial vehicle deliveries well into 2022, which would negatively impact A.C.T. Research’s forecasts.

We expect our market share of new Class 8 truck sales to range between 4.8% and 5.3% in 2021. This market share percentage would result in the sale of approximately 12,500 to 13,800 of new Class 8 trucks in 2021, based on A.C.T. Research’s current U.S. retail sales estimate of 259,000 units.

With respect to new U.S. Class 4-7 retail commercial vehicle sales, A.C.T. Research currently forecasts sales to be 257,500 units in 2021, which would represent an 11.0% increase compared to 2020.  We expect our market share of new Class 4 through 7 commercial vehicle sales to range between 4.3% and 5.0% in 2021. This market share percentage would result in the sale of approximately 11,000 to 12,800 of new Class 4 through 7 commercial vehicles in 2021, based on A.C.T. Research’s current U.S. retail sales estimates of 257,500 units.

We expect to sell approximately 1,600 light-duty vehicles and approximately 7,000 to 7,500 used commercial vehicles in 2021. We expect lease and rental revenue to increase 6% to 9% during 2021, compared to 2020.

While parts supply chain constraints are expected to negatively impact the Aftermarket Products and Services industry for the remainder of 2021, we do not believe these constraints will have a significant overall effect on our Aftermarket Products and Services revenues due to our ability to mitigate supply chain issues with our parts inventory management system. We believe our Aftermarket Products and Services revenues will increase 8% to 10% in 2021, compared to 2020.

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

Results of Operations

The following discussion and analysis includes our historical results of operations for the three months and six months periods ended June 30, 2021 and 2020.

The following table sets forth certain financial data as a percentage of total revenues for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue
New and used commercial vehicle sales	60.6%	55.8%	60.6%	58.9%
Aftermarket products and services sales	33.8	37.7	33.8	35.2
Lease and rental sales	4.7	5.7	4.7	5.2
Finance and insurance	0.6	0.5	0.6	0.4
Other	0.3	0.3	0.3	0.3
Total revenues	100.0	100.0	100.0	100.0
Cost of products sold	79.4	80.8	79.8	81.4
Gross profit	20.6	19.2	20.2	18.6
Selling, general and administrative	14.0	15.6	14.1	14.9
Depreciation and amortization	1.0	1.4	1.1	1.3
Gain (loss) on sale of assets	0.0	0.1	0.0	0.1
Operating income	5.6	2.3	5.0	2.5
Other income	0.0	0.2	0.1	0.1
Interest (income) expense, net	0.0	0.2	0.0	0.3
Income before income taxes	5.6	2.3	5.1	2.3
Provision for income taxes	1.2	0.5	1.1	0.6
Net income	4.4%	1.7%	4.0%	1.7%

The following table sets forth for the periods indicated the percent of gross profit by revenue source:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Gross Profit:
New and used commercial vehicle sales	28.6%	19.5%	28.7%	23.1%
Aftermarket products and services sales	62.2	73.0	62.5	69.6
Lease and rental sales	4.8	3.0	4.5	3.4
Finance and insurance	2.8	2.6	2.7	2.2
Other	1.6	1.9	1.6	1.7
Total gross profit	100.0%	100.0%	100.0%	100.0%

The following table sets forth the unit sales and revenues for new heavy-duty, new medium-duty, new light-duty and used commercial vehicles and the absorption ratio (revenues in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	% Change	2021	2020	% Change
Vehicle unit sales:
New heavy-duty vehicles	2,954	1,866	58.3%	5,949	4,944	20.3%
New medium-duty vehicles	2,825	2,333	21.1%	5,159	5,597	-7.8%
New light-duty vehicles	472	254	85.8%	867	521	66.4%
Total new vehicle unit sales	6,251	4,453	40.4%	11,975	11,062	8.3%
Used vehicles	2,094	1,768	18.4%	4,018	3,326	20.8%
Vehicle revenue:
New heavy-duty vehicles	$434.9	$287.7	51.2%	$884.9	$758.5	16.7%
New medium-duty vehicles	226.2	191.8	18.0%	414.4	435.7	-4.9%
New light-duty vehicles	21.4	11.2	90.6%	39.8	22.7	75.2%
Total new vehicle revenue	$682.5	$490.7	39.1%	$1,339.1	$1,216.9	10.0%
Used vehicle revenue	$112.6	$66.9	68.4%	$200.9	$126.6	58.7%
Other vehicle revenue:(1)	$2.2	$1.5	45.6%	$5.0	$5.1	-2.8%
Dealership absorption ratio:	129.1%	110.2%	17.2%	125.9%	112.3%	12.1%

(1) Includes sales of truck bodies, trailers and other new equipment.

Key Performance Indicator

Absorption Ratio

Management uses several performance metrics to evaluate the performance of our commercial vehicle dealerships and considers Rush Truck Centers’ “absorption ratio” to be of critical importance. Absorption ratio is calculated by dividing the gross profit from our Aftermarket Products and Services departments by the overhead expenses of all of a dealership’s departments, except for the selling expenses of the new and used commercial vehicle departments and carrying costs of new and used commercial vehicle inventory. When 100% absorption is achieved, all of the gross profit from the sale of a commercial vehicle, after sales commissions and inventory carrying costs, directly impacts operating profit. Our commercial vehicle dealerships achieved a 129.1% absorption ratio for the second quarter of 2021 and a 110.2% absorption ratio for the second quarter of 2020.

Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020

Revenues

Total revenues increased $313.5 million, or 31.3%, in the second quarter of 2021, compared to the second quarter of 2020.

Our Aftermarket Products and Services revenues increased $68.0 million, or 18.0%, in the second quarter of 2021, compared to the second quarter of 2020. This increase was primarily due to the overall continued recovery of the national economy.

Revenues from sales of new and used commercial vehicles increased $238.2 million, or 42.6%, in the second quarter of 2021, compared to the second quarter of 2020. This increase was also primarily due to continued recovery of the national economy, which has led to strong freight rates throughout the country and strong demand for commercial vehicles.

We sold 2,954 new Class 8 trucks in the second quarter of 2021, a 58.3% increase compared to 1,866 new Class 8 trucks in the second quarter of 2020. Our new Class 8 truck sales were up significantly in the second quarter of 2021 due to strong demand from a wide variety of market segments, including vocational, construction and over-the-road customers. According to A.C.T. Research, retail sales in the U.S. Class 8 truck market increased 63.3% in the second quarter of 2021, compared to the second quarter of 2020.

We sold 2,825 new Class 4 through 7 commercial vehicles, including 230 buses, in the second quarter of 2021, a 21.1% increase compared to 2,333 new medium-duty commercial vehicles, including 204 buses, in the second quarter of 2020. Our second quarter 2021 Class 4 through 7 commercial vehicle sales were up primarily due to the overall continued economic recovery as well as increased commercial vehicle sales to our lease and rental and food service customers. A.C.T. Research estimates that unit sales of new Class 4 through 7 commercial vehicles in the U.S. increased approximately 26.1% in the second quarter of 2021, compared to the second quarter of 2020.

We sold 472 light-duty vehicles in the second quarter of 2021, an 85.8% increase compared to 254 light-duty vehicles sold in the second quarter of 2020.

We sold 2,094 used commercial vehicles in the second quarter of 2021, an 18.4% increase compared to 1,768 used commercial vehicles sold in the second quarter of 2020. The increase in used truck sales in the second quarter of 2021 was primarily due to increased demand for used trucks because supply constraints are limiting new commercial vehicle production. We believe used truck values will decrease when new truck production increases; however, we believe demand for used trucks will remain strong through 2021.

Commercial vehicle lease and rental revenues increased $4.1 million, or 7.2%, in the second quarter of 2021, compared to the second quarter of 2020. The increase is primarily due to increased rental fleet utilization.

Finance and insurance revenues increased $2.4 million, or 49.3%, in the second quarter of 2021, compared to the second quarter of 2020. We expect finance and insurance revenues to fluctuate proportionately with our new and used commercial vehicle sales in 2021. Finance and insurance revenues have limited direct costs and, therefore, contribute a disproportionate share of our operating profits.

Gross Profit

Gross profit increased $78.5 million, or 40.8%, in the second quarter of 2021, compared to the second quarter of 2020. Gross profit as a percentage of sales increased to 20.6% in the second quarter of 2021, from 19.2% in the second quarter of 2020. This increase in gross profit as a percentage of sales is a result of widespread increased gross margins from new and used commercial vehicle sales, Aftermarket Products and Services sales and lease and rental sales.

Gross margins from our Aftermarket Products and Services operations increased to 37.8% in the second quarter of 2021, from 37.2% in the second quarter of 2020. Gross profit from our Aftermarket Products and Services operations increased to $168.4 million in the second quarter of 2021, from $140.4 million in the second quarter of 2020. Historically, gross margins on parts sales range from 27% to 28% and gross margins on service and collision center operations range from 61% to 65%. Gross profits from parts sales represented 61% of total gross profit from Aftermarket Products and Services operations in the second quarter of 2021 and 60% in the second quarter of 2020. Service and collision center operations represented 39% of total gross profit from Aftermarket Products and Services operations in the second quarter of 2021 and 40% in the second quarter of 2020. We expect blended gross margins on Aftermarket Products and Services operations to range from 37.0% to 38.0% in 2021.

Gross margins on new Class 8 truck sales increased to 9.1% in the second quarter of 2021, from 7.3% in the second quarter of 2020. This increase is primarily due to strong demand for Class 8 trucks and the mix of purchasers during the second quarter of 2021. In 2021, we expect overall gross margins from new heavy-duty truck sales of approximately 8.0% to 9.0%.

Gross margins on new Class 4 through 7 commercial vehicle sales increased to 7.4% in the second quarter of 2021, from 6.1% in the second quarter of 2020. This increase is primarily due to the mix of purchasers during the second quarter of 2021. For 2021, we expect overall gross margins from new medium-duty commercial vehicle sales of approximately 6.5% to 7.5%, but this will largely depend upon the mix of purchasers and types of vehicles sold.

Gross margins on used commercial vehicle sales increased to 17.4% in the second quarter of 2021, from 5.4% in the second quarter of 2020. This increase in margins in the second quarter of 2021 was primarily due to the increase in used truck values due to strong demand for used commercial vehicles. The lower margins that we recognized in 2020 were due to weak demand for used trucks in early 2020 caused by the beginning of the COVID-19 pandemic and the write-down of used truck inventory values to account for extremely weak market conditions at that time. We expect margins on used commercial vehicles to be approximately 12% to 16% for the remainder of 2021.

Gross margins from truck lease and rental sales increased to 21.2% in the second quarter of 2021, from 10.1% in the second quarter of 2020. This increase is primarily related to increased rental fleet utilization. Our policy is to depreciate our lease and rental fleet using a straight-line method over each customer’s contractual lease term. The lease unit is depreciated to a residual value that approximates fair value at the expiration of the lease term. This policy results in us realizing reasonable gross margins while the unit is in service and a corresponding gain or loss on sale when the unit is sold at the end of the lease term.

Finance and insurance revenues and other revenues, as described above, have limited direct costs and, therefore, contribute a disproportionate share of gross profit.

Selling, General and Administrative Expenses

Selling, General and Administrative (“SG&A”) expenses increased $28.5 million, or 18.3%, in the second quarter of 2021, compared to the second quarter of 2020. This increase resulted from increased personnel expense and increased selling expense, compared to 2020. SG&A expenses as a percentage of total revenues decreased to 14.0% in the second quarter of 2021, from 15.6% in the second quarter of 2020. Annual SG&A expenses as a percentage of total revenues have ranged from 12.4% to 14.0% over the last five years. For 2021, we expect SG&A expenses as a percentage of total revenues to range from 13.0% to 14.0%, due to the increase in revenues from sales of new and used commercial vehicles and Aftermarket Products and Services. For 2021, we expect the selling portion of SG&A expenses to be approximately 25.0% to 30.0% of new and used commercial vehicle gross profit.

Depreciation and Amortization Expense

Depreciation and amortization expense decreased $1.1 million, or 7.5%, in the second quarter of 2021, compared to the second quarter of 2020.

Interest (Income) Expense, Net

Net interest (income) expense decreased $2.4 million, or 109.6%, in the second quarter of 2021, compared to the second quarter of 2020. This decrease was primarily due to the decrease in floorplan liability related to lower commercial vehicle inventory levels, the product mix of our commercial vehicle inventory and the reduction in our real estate debt. During the second quarter of 2021, a higher portion of our vehicle inventory was from commercial vehicle manufacturers that were offering more favorable floorplan terms than in the second quarter of 2020. The Company also paid off its remaining real estate debt of approximately $40.0 million in April of 2021. We expect net interest expense in 2021 to decrease compared to 2020, but the amount of the decrease will depend on commercial vehicle inventory levels, interest rate fluctuations and the amount of cash available to make prepayments on our floor plan arrangements, which limits our interest expense.

Income before Income Taxes

As a result of the factors described above, income before income taxes increased $52.2 million, or 232.0%, in the second quarter of 2021, compared to the second quarter of 2020.

Income Taxes

Income taxes increased $11.0 million, or 193.3%, in the second quarter of 2021, compared to the second quarter of 2020. We provided for taxes at a 22.3% effective rate in the second quarter of 2021 and 25.3% in the second quarter of 2020. We expect our effective tax rate to be approximately 23.0% to 25.0% of pretax income in 2021.

Six Months Ended June 30, 2021, Compared to Six Months Ended June 30, 2020

Unless otherwise stated below, our variance explanations and future expectations with regards to the items discussed in this section are set forth in the discussion of the “Three Months Ended June 30, 2021, Compared to Three Months Ended June 30, 2020.”

Total revenues increased $258.6 million, or 11.3%, in the first six months of 2021, compared to the first six months of 2020. Sales of new and used commercial vehicles increased $196.4 million, or 14.6%, in the first six months of 2021, compared to the first six months of 2020.

Aftermarket Products and Services revenues increased $55.7 million, or 6.9%, in the first six months of 2021, compared to the first six months of 2020.

We sold 5,949 new Class 8 heavy-duty trucks in the first six months of 2021, a 20.3% increase compared to 4,944 new Class 8 heavy-duty trucks in the first six months of 2020. According to A.C.T. Research, retail sales in the U.S. Class 8 truck market increased 34.9% in the first six months of 2021, compared to the first six months of 2020.

We sold 5,159 new Class 4 through 7 medium-duty commercial vehicles, including 370 buses, in the first six months of 2021. This represented a 7.8% decrease compared to 5,597 new Class 4 through 7 medium-duty commercial vehicles, including 420 buses, in the first six months of 2020. The decrease in sales for the first six months of 2021, compared to the first six months of 2020, is largely the result of robust sales of new Class 4 through 7 medium-duty commercial vehicle sales throughout our dealership network in the first quarter of 2020. A.C.T. Research estimates that unit sales of new Class 4 through 7 commercial vehicles in the U.S. increased approximately 19.6% in the first six months of 2021, compared to the first six months of 2020.

We sold 867 new light-duty vehicles in the first six months of 2021, a 66.4% increase compared to 521 new light-duty vehicles sold in the first six months of 2020.

We sold 4,018 used commercial vehicles in the first six months of 2021, a 20.8% increase compared to 3,326 used commercial vehicles in the first six months of 2020.

Truck lease and rental revenues increased $1.6 million, or 1.3%, in the first six months of 2021, compared to the first six months of 2020.

Finance and insurance revenues increased $4.4 million, or 47.2%, in the first six months of 2021, compared to the first six months of 2020. The increase in finance and insurance revenues was due to sales of finance and insurance products to a higher percentage of new and used commercial vehicle purchasers in the first six months of 2021.

Gross Profit

Gross profit increased $88.8 million, or 20.8%, in the first six months of 2021, compared to the first six months of 2020. Gross profit as a percentage of sales was 20.2% in the first six months of 2021 and 18.6% in the first six months of 2020.

Gross margins from Aftermarket Products and Services operations increased to 37.4% in the first six months of 2021, from 36.9% in the first six months of 2020. Gross profit for Aftermarket Products and Services was $322.3 million in the first six months of 2021, compared to $296.9 million in the first six months of 2020. Gross profit from parts sales represented 60% of the total gross profit for Aftermarket Products and Services operations in the first six months of 2021 and 2020. Service and collision center operations represented 40% of the total gross profit for Aftermarket Products and Services operations in the first six months of 2021 and 2020.

Gross margins on new Class 8 heavy-duty truck sales increased to 9.0% in the first six months of 2021, from 8.3% in the first six months of 2020.

Gross margins on new Class 4 through 7 medium-duty commercial vehicle sales increased to 7.3% in the first six months of 2021, from 6.1% in the first six months of 2020.

Gross margins on used commercial vehicle sales increased to 17.7% in the first six months of 2021, from 5.5% in the first six months of 2020.

Gross margins from truck lease and rental sales increased to 19.4% in the first six months of 2021, from 12.2% in the first six months of 2020.

Finance and insurance revenues and other income, as described above, have limited direct costs and, therefore, contribute a disproportionate share of gross profit.

Selling, General and Administrative Expenses

SG&A expenses increased $18.4 million, or 5.4%, in the first six months of 2021, compared to the first six months of 2020. SG&A expenses equaled 14.1% of total revenue in the first six months of 2021, compared to 14.9% in the first six months of 2020.

Depreciation and Amortization Expense

Depreciation and amortization expense decreased $1.7 million, or 5.9%, in the first six months of 2021, compared to the first six months of 2020.

Interest (Income) Expense, Net

Net interest expense decreased $6.7 million, or 95.8%, in the first six months of 2021, compared to the first six months of 2020.

Income before Income Taxes

Income before income taxes increased $77.2 million, or 142.5%, in the first six months of 2021, compared to the first six months of 2020.

Provision for Income Taxes

Income taxes increased $13.8 million, or 96.4%, in the first six months of 2021, compared to the first six months of 2020. We provided for taxes at a 21.3% rate in the first six months of 2021 and a 26.3% rate in the first six months of 2020.

Liquidity and Capital Resources

Our short-term cash requirements are primarily for working capital, inventory financing, the renovation and expansion of existing facilities and the construction or purchase of new facilities. Historically, these cash requirements have been met through the retention of profits, borrowings under our floor plan arrangements and bank financings. As of June 30, 2021, we had working capital of approximately $377.5 million, including $315.9 million in cash, available to fund our operations. We believe that these funds, together with expected cash flows from operations, are sufficient to meet our operating requirements for at least the next twelve months. From time to time, we utilize our excess cash on hand to pay down our outstanding borrowings under our floor plan credit agreement with BMO Harris (the “Floor Plan Credit Agreement”), and the resulting interest earned is recognized as an offset to our gross interest expense under the Floor Plan Credit Agreement.

We have a secured line of credit that provides for a maximum borrowing of $17.5 million. There were no advances outstanding under this secured line of credit on June 30, 2021, however, $12.0 million was pledged to secure various letters of credit related to self-insurance products, leaving $5.6 million available for future borrowings as of June 30, 2021.

The Working Capital Facility with BMO Harris includes up to $100.0 million of revolving credit loans available to us for working capital, capital expenditures and other general corporate purposes. The amount of the borrowings under the Working Capital Facility are subject to borrowing base limitations based on the value of our eligible parts inventory and company vehicles. The Working Capital Facility includes a $20 million letter of credit sublimit. Borrowings under the Working Capital Facility bear interest at rates based on LIBOR or the Base Rate (as such terms are defined in the Working Capital Facility), plus an applicable margin determined based on outstanding borrowing under the Working Capital Facility. In addition, we are required to pay a commitment fee on the amount unused under the Working Capital Facility. The Working Capital Facility expires on the earlier of (i) June 30, 2022 and (ii) the date on which all commitments under the Working Capital Facility shall have terminated, whether as a result of the occurrence of the Commitment Termination Date (as defined in the Working Capital Facility) or otherwise. There were no advances outstanding under the Working Capital Facility as of June 30, 2021.

Our long-term debt, floor plan financing agreements and the Working Capital Facility require us to satisfy various financial ratios such as the debt-to-worth ratio, leverage ratio and the fixed charge coverage ratio and certain requirements for tangible net worth and generally accepted accounting principles net worth. As of June 30, 2021, we were in compliance with all debt covenants related to debt secured by real estate, lease and rental units, our floor plan credit agreements and the Working Capital Facility. We do not anticipate any breach of the covenants in the foreseeable future.

We expect to purchase or lease commercial vehicles worth approximately $150.0 million to $180.0 million for our leasing operations during 2021, depending on customer demand, most of which will be financed. We also expect to make capital expenditures for recurring items such as computers, shop tools and equipment and vehicles of approximately $30.0 million to $35.0 million during 2021.

During the second quarter of 2021, we paid a cash dividend of $10.0 million. Additionally, on July 20, 2021, our Board of Directors declared a cash dividend of $0.19 per share of Class A and Class B Common Stock, to be paid on September 10, 2021, to all shareholders of record as of August 10, 2021. The total dividend disbursement is estimated at approximately $10.6 million. We expect to continue paying cash dividends on a quarterly basis. However, there is no assurance as to future dividends because the declaration and payment of such dividends is subject to the business judgment of our Board of Directors and will depend on historic and projected earnings, capital requirements, covenant compliance and financial conditions and such other factors as our Board of Directors deem relevant.

On December 8, 2020, we announced that our Board of Directors approved a new stock repurchase program authorizing management to repurchase, from time to time, up to an aggregate of $100.0 million of our shares of Class A Common Stock and/or Class B Common Stock. In connection with the adoption of the new stock repurchase plan, we terminated the prior stock repurchase plan, which was scheduled to expire on December 31, 2020. Repurchases, if any, will be made at times and in amounts as we deem appropriate and may be made through open market transactions at prevailing market prices, privately negotiated transactions or by other means in accordance with federal securities laws. The actual timing, number and value of repurchases under the stock repurchase program will be determined by management at its discretion and will depend on a number of factors, including market conditions, stock price and other factors, including those related to the ownership requirements of our dealership agreements with Peterbilt. As of June 30, 2021, we had repurchased $12.5 million of our shares of common stock under the current stock repurchase program. The current stock repurchase program expires on December 31, 2021, and may be suspended or discontinued at any time.

We anticipate funding the capital expenditures for the improvement and expansion of existing facilities and recurring expenses through our operating cash flows. We have the ability to fund the construction or purchase of new facilities through our operating cash flows or by financing.

We have no other material commitments for capital expenditures as of June 30, 2021. However, we will continue to purchase vehicles for our lease and rental operations and authorize capital expenditures for the improvement or expansion of our existing dealership facilities and construction or purchase of new facilities based on market opportunities.

Cash Flows

Cash and cash equivalents increased by $3.9 million during the six months ended June 30, 2021 and increased by $33.9 million during the six months ended June 30, 2020. The major components of these changes are discussed below.

Cash Flows from Operating Activities

Cash flows from operating activities include net income adjusted for non-cash items and the effects of changes in working capital. During the first six months of 2021, operating activities resulted in net cash provided by operations of $237.7 million. Net cash provided by operating activities primarily consisted of $103.4 million in net income, as well as non-cash adjustments related to depreciation and amortization of $84.9 million, stock-based compensation of $15.2 million and the benefit for deferred income tax expense of $14.6 million. Cash provided by operating activities included an aggregate of $50.0 million net change in operating assets and liabilities. Included in the net change in operating assets and liabilities were cash inflows of $76.8 million from the decrease in inventories, $12.0 million from the decrease in accounts receivable and $12.4 million from the increase in accounts payable, which was offset by cash outflows of $1.3 million from the increase in other assets, $26.2 million from the decrease in accrued liabilities and $23.7 million from the decrease in customer deposits. The majority of our commercial vehicle inventory is financed through our floor plan credit agreements.

During the first six months of 2020, operating activities resulted in net cash provided by operations of $418.2 million. Net cash provided by operating activities primarily consisted of $39.9 million in net income, as well as non-cash adjustments related to depreciation and amortization of $89.9 million, stock-based compensation of $12.1 million and the benefit for deferred income tax expense of $10.4 million. Cash provided by operating activities included an aggregate of $290.1 million net change in operating assets and liabilities. Included in the net change in operating assets and liabilities were cash inflows of $358.9 million from the decrease in inventories, $21.0 million from the decrease in accounts receivable and $5.2 million from the decrease in other assets, which was offset by cash outflows of $36.1 million from the decrease in accounts payable, $32.6 million from the net decrease in floor plan, trade, $1.2 million from the decrease in accrued liabilities and $25.1 million from the decrease in customer deposits.

Cash Flows from Investing Activities

During the first six months of 2021, cash used in investing activities was $82.9 million. Cash flows used in investing activities consist primarily of cash used for capital expenditures. Capital expenditures were $84.4 million during the first six months of 2021 and consisted primarily of purchases of property and equipment and improvements to our existing dealership facilities. Property and equipment purchases during the first six months of 2021 included $64.7 million for additional units for the rental and leasing operations, the majority of which were directly offset by borrowings of long-term debt.

During the first six months of 2020, cash used in investing activities was $74.4 million. Cash flows used in investing activities consist primarily of cash used for capital expenditures. Capital expenditures were $82.2 million during the first six months of 2020 and consisted primarily of purchases of property and equipment and improvements to our existing dealership facilities. Property and equipment purchases during the first six months of 2020 included $57.8 million for additional units for the rental and leasing operations, the majority of which were directly offset by borrowings of long-term debt.

Cash Flows from Financing Activities

Cash flows from financing activities include borrowings and repayments of long-term debt and net proceeds of floor plan notes payable, non-trade. During the first six months of 2021, financing activities resulted in net cash used in financing of $151.0 million, primarily related to cash inflows of $3.9 million from the issuance of shares related to equity compensation plans and borrowings of $52.3 million of long-term debt. These cash inflows were offset by $40.9 million from net payments on floor plan notes payable, non-trade, $135.6 million used for principal repayments of long-term debt and capital lease obligations, $10.8 million used for repurchases of common stock and $19.9 million used for payment of cash dividends. The borrowings of long-term debt were primarily related to purchasing units for the rental and leasing operations.

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

Most of our commercial vehicle inventory purchases are made on terms requiring payment to the manufacturer within 15 days or less from the date the commercial vehicles are invoiced from the factory. We finance the majority of all new commercial vehicle inventory and the loan value of our used commercial vehicle inventory under the Floor Plan Credit Agreement. The Floor Plan Credit Agreement includes an aggregate loan commitment of $1.0 billion. Borrowings under the Floor Plan Credit Agreement bear interest at an annual rate equal to (A) the greater of (i) zero and (ii) one month LIBOR rate, determined on the last day of the prior month, plus (B) 1.25% and are payable monthly. Loans under the Floor Plan Credit Agreement for the purchase of used commercial vehicle inventory are limited to $150.0 million and loans for working capital purposes are limited to $200.0 million. The Floor Plan Credit Agreement expires June 30, 2022, although BMO Harris has the right to terminate at any time upon 360 days written notice and we may terminate at any time, subject to specified limited exceptions. On June 30, 2021, we had approximately $388.6 million outstanding under the Floor Plan Credit Agreement. The average daily outstanding borrowings under the Floor Plan Credit Agreement were $403.6 million during the six months ended June 30, 2021. We utilize our excess cash on hand to pay down our outstanding borrowings under the Floor Plan Credit Agreement, and the resulting interest earned is recognized as an offset to our gross interest expense under the Floor Plan Credit Agreement.

Navistar Financial Corporation and Peterbilt offer trade terms that provide an interest-free inventory stocking period for certain new commercial vehicles. This interest-free period is generally 15 to 60 days. If the commercial vehicle is not sold within the interest-free period, we then finance the commercial vehicle under the Floor Plan Credit Agreement.

Backlog

On June 30, 2021, our backlog of commercial vehicle orders was approximately $2,258.9 million, as compared to a backlog of commercial vehicle orders of approximately $1,057.1 million on June 30, 2020. Our backlog is determined quarterly by multiplying the number of new commercial vehicles for each particular type of commercial vehicle ordered by a customer at our Rush Truck Centers by the recent average selling price for that type of commercial vehicle. We include only confirmed orders in our backlog. However, such orders are subject to cancellation. In the event of order cancellation, we have no contractual right to the total revenues reflected in our backlog. The delivery time for a custom-ordered commercial vehicle varies depending on the truck specifications and demand for the particular model ordered. We sell the majority of our new heavy-duty commercial vehicles by customer special order and we sell the majority of our medium- and light-duty commercial vehicles out of inventory. Orders from a number of our major fleet customers are included in our backlog as of June 30, 2021, and we expect to fill our backlog orders during the remainder of 2021 and 2022.

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

We are exposed to market risk through interest rates related to our floor plan financing agreements, the Working Capital Facility, variable rate real estate debt and discount rates related to finance sales. The majority of floor plan debt is based on LIBOR. As of June 30, 2021, we had floor plan borrowings of approximately $470.9 million. Assuming an increase or decrease in LIBOR of 100 basis points, annual interest expense could correspondingly increase or decrease by approximately $4.7 million.

ITEM 4. Controls and Procedures.

The Company, under the supervision and with the participation of management, including the Company’s principal executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the principal executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2021 to ensure that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) is accumulated and communicated to Company management, including the principal executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting that occurred during the three months ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Company did not make any unregistered sales of equity securities during the second quarter of 2021.

A summary of the Company’s stock repurchase activity for the second quarter of 2021 is as follows:

Period	Total Number of Shares Purchased (1)(2)(3)	Average Price Paid Per Share (1)		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (3)
April 1 – April 30, 2021	32,804	$44.43	(4)	32,804	$90,227,831
May 1 – May 31, 2021	28,039	43.99	(5)	28,039	88,993,435
June 1 – June 30, 2021	38,132	40.10	(6)	38,132	87,463,235
Total	98,975			98,975

(1)	The calculation of the average price paid per share does not give effect to any fees, commissions or other costs associated with the repurchase of such shares.
(2)	The shares represent Class B Common Stock repurchased by the Company.
(3)

On December 8, 2020, we announced the approval of a new stock repurchase program authorizing management to repurchase, from time to time, up to an aggregate of $100.0 million of our shares of Class A Common Stock and/or Class B Common Stock.

(4)	Represents 32,804 shares of Class B Common Stock at an average price paid per share of $44.43.
(5)	Represents 28,039 shares of Class B Common Stock at an average price paid per share of $43.99.
(6)	Represents 38,132 shares of Class B Common Stock at an average price paid per share of $40.10.

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
3.3

First Amendment to Amended and Restated Bylaws of Rush Enterprises, Inc. (incorporated herein by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K (File No. 000-20797) filed May 24, 2021)

31.1*	Certification of CEO pursuant to Rules 13a-14(a) and 15d-14(a) adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of CFO pursuant to Rules 13a-14(a) and 15d-14(a) adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of CEO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of CFO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith
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

RUSH ENTERPRISES, INC.

Date: August 6, 2021	By:	/S/ W.M. “RUSTY” RUSH
W.M. “Rusty” Rush
President, Chief Executive Officer and
Chairman of the Board
(Principal Executive Officer)

Date: August 6, 2021	By:	/S/ STEVEN L. KELLER
Steven L. Keller
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)