Form 10-Q
period 2021-09-30
RUSH ENTERPRISES INC \TX\
filed 2021-11-05
CIK 1012019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐                  No ☑

Indicated below is the number of shares outstanding of each of the issuer’s classes of common stock, as of October 28, 2021.

Title of Class	Number of Shares Outstanding
Class A Common Stock, $.01 Par Value	43,069,022
Class B Common Stock, $.01 Par Value	12,443,504

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, $0.01 par value	RUSHA	NASDAQ Global Select Market
Class B Common Stock, $0.01 par value	RUSHB	NASDAQ Global Select Market

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Shares)

	September 30,	December 31,
	2021	2020
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$259,693	$312,048
Accounts receivable, net	149,281	172,481
Inventories, net	754,006	858,291
Prepaid expenses and other	15,013	14,906
Total current assets	1,177,993	1,357,726
Property and equipment, net	1,166,191	1,203,719
Operating lease right-of-use assets, net	64,445	60,577
Goodwill, net	292,142	292,142
Other assets, net	76,558	71,229
Total assets	$2,777,329	$2,985,393

Liabilities and shareholders’ equity
Current liabilities:
Floor plan notes payable	$354,346	$511,786
Current maturities of long-term debt	64,854	141,672
Current maturities of finance lease obligations	26,787	26,373
Current maturities of operating lease obligations	10,680	10,196
Trade accounts payable	128,137	110,728
Customer deposits	43,823	74,209
Accrued expenses	144,098	151,830
Total current liabilities	772,725	1,026,794
Long-term debt, net of current maturities	309,014	387,982
Finance lease obligations, net of current maturities	88,870	90,740
Operating lease obligations, net of current maturities	54,732	51,155
Other long-term liabilities	35,795	34,246
Deferred income taxes, net	103,410	126,439
Shareholders’ equity:
Preferred stock, par value $.01 per share; 1,000,000 shares authorized; 0 shares outstanding in 2021 and 2020	–	–
Common stock, par value $.01 per share; 60,000,000 Class A shares and 20,000,000 Class B shares authorized; 43,018,498 Class A shares and 12,474,589 Class B shares outstanding in 2021; and 42,503,925 Class A shares and 12,470,308 Class B shares outstanding in 2020	561	551
Additional paid-in capital	462,406	437,646
Treasury stock, at cost: 183,765 Class A shares and 416,069 Class B shares in 2021; and 10,335 Class A shares and 73,437 Class B shares in 2020	(24,814)	(2,879)
Retained earnings	973,665	831,850
Accumulated other comprehensive income	965	869
Total shareholders’ equity	1,412,783	1,268,037
Total liabilities and shareholders’ equity	$2,777,329	$2,985,393

The accompanying notes are an integral part of these consolidated financial statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(In Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Revenues
New and used commercial vehicle sales	$729,344	$711,754	$2,274,332	$2,060,370
Aftermarket products and services sales	463,020	400,260	1,324,283	1,205,791
Lease and rental sales	62,689	57,913	182,312	175,984
Finance and insurance	6,851	5,633	20,723	15,060
Other	4,617	3,008	12,692	10,538
Total revenue	1,266,521	1,178,568	3,814,342	3,467,743
Cost of products sold
New and used commercial vehicle sales	656,411	658,192	2,053,271	1,908,225
Aftermarket products and services sales	280,866	258,379	819,786	766,990
Lease and rental sales	46,949	49,545	143,394	153,244
Total cost of products sold	984,226	966,116	3,016,451	2,828,459
Gross profit	282,295	212,452	797,891	639,284
Selling, general and administrative expense	179,890	155,487	539,579	496,756
Depreciation and amortization expense	13,137	14,423	40,284	43,269
Gain on sale of assets	901	326	1,157	1,807
Operating income	90,169	42,868	219,185	101,066
Other income	1,951	2,113	4,616	5,074
Interest expense, net	271	1,053	566	8,031
Income before taxes	91,849	43,928	223,235	98,109
Income tax provision	22,450	9,989	50,459	24,247
Net income	$69,399	$33,939	$172,776	$73,862

Earnings per common share:
Basic	$1.24	$0.62	$3.09	$1.35
Diluted	$1.20	$0.60	$2.99	$1.32

Weighted average shares outstanding:
Basic	56,007	55,033	55,882	54,734
Diluted	57,806	56,443	57,834	55,929

Dividends declared per common share	$0.19	$0.09	$0.55	$0.27

Comprehensive income	$68,928	$34,427	$172,872	$73,345

The accompanying notes are an integral part of these consolidated financial statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In Thousands)

(Unaudited)

	Common Stock						Accumulated
	Shares Outstanding		$0.01 Par	Additional Paid-In	Treasury	Retained	Other Comprehensive
	Class A	Class B	Value	Capital	Stock	Earnings	Income	Total

Balance, December 31, 2020	42,504	12,470	$551	$437,646	$(2,879)	$831,850	$869	$1,268,037
Stock options exercised and stock awards	298	–	3	5,416	–	–	–	5,419
Stock-based compensation related to stock options, restricted shares and employee stock purchase plan	–	–	–	11,520	–	–	–	11,520
Vesting of restricted share awards	–	345	3	(6,780)	–	–	–	(6,777)
Issuance of common stock under employee stock purchase plan	86	–	1	1,988	–	–	–	1,989
Common stock repurchases	(3)	(155)	–	–	(6,483)	–	–	(6,483)
Dividend Class A common stock	–	–	–	–	–	(7,684)	––	(7,684)
Dividend Class B common stock	–	–	–	–	–	(2,380)	––	(2,380)
Other comprehensive income	–	–	–	–	–	–	255	255
Net income	–	–	–	–	–	45,333	–	45,333
Balance, March 31, 2021	42,885	12,660	$558	$449,790	$(9,362)	$867,119	$1,124	$1,309,229
Stock options exercised and stock awards	219	–	2	3,926	–	–	–	3,928
Stock-based compensation related to stock options, restricted shares and employee stock purchase plan	–	–	–	3,683	–	–	–	3,683
Vesting of restricted share awards	–	–	–	(614)	–	–	–	(614)
Common stock repurchases	–	(99)	–	–	(4,223)	–	–	(4,223)
Dividend Class A common stock	–	–	–	–	–	(7,735)	––	(7,735)
Dividend Class B common stock	–	–	–	–	–	(2,425)	––	(2,425)
Other comprehensive income	–	–	–	–	–	–	312	312
Net income	–	–	–	–	–	58,044	–	58,044
Balance, June 30, 2021	43,104	12,561	$560	$456,785	$(13,585)	$915,003	$1,436	$1,360,199
Stock options exercised and stock awards	22	–	–	371	–	–	–	371
Stock-based compensation related to stock options, restricted shares and employee stock purchase plan	–	–	–	3,144	–	–	–	3,144
Vesting of restricted share awards	–	2	–	(53)	–	–	–	(53)
Issuance of common stock under employee stock purchase plan	63	–	1	2,159	–	–	–	2,160
Common stock repurchases	(171)	(88)	–	–	(11,229)	–	–	(11,229)
Dividend Class A common stock	–	–	–	–	–	(8,199)	––	(8,199)
Dividend Class B common stock	–	–	–	–	–	(2,538)	––	(2,538)
Other comprehensive loss	–	–	–	–	–	–	(471)	(471)
Net income	–	–	–	–	–	69,399	–	69,399
Balance, September 30, 2021	43,018	12,475	$561	$462,406	$(24,814)	$973,665	$965	$1,412,783

	Common Stock						Accumulated
	Shares Outstanding		$0.01 Par	Additional Paid-In	Treasury	Retained	Other Comprehensive
	Class A	Class B	Value	Capital	Stock	Earnings	(Loss)Income	Total

Balance, December 31, 2019	41,930	12,361	$465	$397,267	$(304,129)	$1,065,553	$337	$1,159,493
Stock options exercised and stock awards	110	–	1	1,421	–	–	–	1,422
Stock-based compensation related to stock options, restricted shares and employee stock purchase plan	–	–	–	8,553	–	–	–	8,553
Vesting of restricted share awards	–	337	2	(2,416)	–	–	–	(2,414)
Issuance of common stock under employee stock purchase plan	92	–	1	1,900	–	–	–	1,901
Common stock repurchases	(833)	(82)	–	–	(19,902)	–	–	(19,902)
Dividend Class A common stock	–	–	–	–	–	(3,646)	–	(3,646)
Dividend Class B common stock	–	–	–	–	–	(1,108)	–	(1,108)
Other comprehensive loss	–	–	–	–	–	–	(1,930)	(1,930)
Net income	–	–	–	–	–	23,107	–	23,107
Balance, March 31, 2020	41,299	12,616	$469	$406,725	$(324,031)	$1,083,906	$(1,593)	$1,165,476
Stock options exercised and stock awards	294	–	2	4,529	–	–	–	4,531
Stock-based compensation related to stock options, restricted shares and employee stock purchase plan	–	–	–	3,586	–	–	–	3,586
Vesting of restricted share awards	–	–	–	(28)	–	–	–	(28)
Dividend Class A common stock	–	–	–	–	–	(3,581)	–	(3,581)
Dividend Class B common stock	–	–	–	–	–	(1,165)	–	(1,165)
Other comprehensive income	–	–	–	–	–	–	925	925
Net income	–	–	–	–	–	16,816	–	16,816
Balance, June 30, 2020	41,593	12,616	$471	$414,812	$(324,031)	$1,095,976	$(668)	$1,186,560
Stock options exercised and stock awards	537	–	3	8,701	–	–	–	8,704
Stock-based compensation related to stock options, restricted shares and employee stock purchase plan	–	–	–	3,324	–	–	–	3,324
Vesting of restricted share awards	–	2	–	(14)	–	–	–	(14)
Issuance of common stock under employee stock purchase plan	85	–	1	2,000				2,001
Common stock repurchases		(95)			(2,749)			(2,749)
Cancellation of treasury stock	(7)	(4)	72		326,057	(326,129)		–
Dividend Class A common stock	–	–	–	–	–	(3,922)	–	(3,922)
Dividend Class B common stock	–	–	–	–	–	(1,258)	–	(1,258)
Other comprehensive income	–	–	–	–	–	–	488	488
Net income	–	–	–	–	–	33,939	–	33,939
Balance, September 30, 2020	42,208	12,519	$547	$428,823	$(723)	$798,606	$(180)	$1,227,073

The accompanying notes are an integral part of these consolidated financial statements.

RUSH ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2021	2020
Cash flows from operating activities:
Net income	$172,776	$73,862
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	126,691	134,001
Gain on sale of property and equipment	(1,157)	(1,807)
Stock-based compensation expense related to stock options and employee stock purchases	18,347	15,463
Deferred income tax benefit	(23,029)	(11,597)
Change in accounts receivable, net	23,200	28,027
Change in inventories, net	147,254	439,226
Change in prepaid expenses and other, net	(107)	7,413
Change in trade accounts payable	16,676	(24,883)
Payments on floor plan notes payable – trade, net	–	(62,329)
Change in customer deposits	(30,386)	(6,111)
Change in accrued expenses	(8,403)	2,985
Other, net	(3,217)	(3,781)
Net cash provided by operating activities	438,645	590,469
Cash flows from investing activities:
Acquisition of property and equipment	(122,318)	(107,839)
Proceeds from the sale of property and equipment	2,576	5,663
Change in other assets	(1,610)	3,278
Net cash used in investing activities	(121,352)	(98,898)
Cash flows from financing activities:
Payments on floor plan notes payable – non-trade, net	(157,440)	(320,307)
Proceeds from long-term debt	66,430	139,870
Principal payments on long-term debt	(222,216)	(202,690)
Principal payments on finance lease obligations	(10,620)	(9,539)
Proceeds from issuance of shares relating to employee stock options and employee stock purchases	6,423	16,103
Payments of cash dividends	(30,499)	(14,680)
Common stock repurchased	(21,726)	(22,405)
Net cash used in financing activities	(369,648)	(413,648)
Net (decrease) increase in cash and cash equivalents	(52,355)	77,923
Cash and cash equivalents, beginning of period	312,048	181,620
Cash and cash equivalents, end of period	$259,693	$259,543
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$19,805	$31,153
Income taxes, net of refunds	$92,795	$26,934
Noncash investing and financing activities:
Assets acquired under finance leases	$21,442	$34,839

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

2 –Other Assets

Franchise Rights

The Company’s only significant identifiable intangible assets, other than goodwill, are rights under franchise agreements with manufacturers. The fair value of the franchise right is determined at the acquisition date by discounting the projected cash flows specific to each acquisition. The carrying value of the Company’s manufacturer franchise rights was $7.0 million as of September 30, 2021 and December 31, 2020, and is included in Other Assets on the accompanying Consolidated Balance Sheet. The Company has determined that manufacturer franchise rights have an indefinite life, as there are no economic or other factors that limit their useful lives and they are expected to generate cash flows indefinitely due to the historically long lives of the manufacturers’ brand names. Furthermore, to the extent that any agreements evidencing manufacturer franchise rights have expiration dates, the Company expects that it will be able to renew those agreements in the ordinary course of business. Accordingly, the Company does not amortize manufacturer franchise rights.

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

Equity Method Investment and Call Option

On February 25, 2019, the Company acquired 50% of the equity interest in Rush Truck Centres of Canada Limited (“RTC Canada”), which acquired the operating assets of Tallman Group, the largest International Truck dealer in Canada. The Company was also granted a call option in the purchase agreement that provides the Company with the right to acquire the remaining 50% equity interest in RTC Canada until the close of business on February 25, 2024. The value of the Company’s call option was $3.6 million as of September 30, 2021, and is reported in Other Assets on the Consolidated Balance Sheet.

On April 25, 2019, the Company entered into a Guaranty Agreement (“Guaranty”) with Bank of Montreal (“BMO”), pursuant to which the Company agreed to guaranty up to CAD250 million (the “Guaranty Cap”) of certain credit facilities entered into by and between Tallman Truck Centre Limited (“TTCL”) and BMO. The Company owned a 50% equity interest in TTCL, which was the sole owner of RTC Canada. Later in 2019, RTC Canada and TTCL were amalgamated into RTC Canada. Interest, fees and expenses incurred by BMO to enforce its rights with respect to the guaranteed obligations and its rights against the Company under the Guaranty are not subject to the Guaranty Cap. In exchange for the Guaranty, RTC Canada is receiving a reduced rate of interest on its credit facilities with BMO. The Guaranty was valued at $5.2 million as of September 30, 2021 and December 31, 2020, and is included in the investment in RTC Canada. As of September 30, 2021, the Company’s investment in RTC Canada is $35.1 million. The Company’s equity income in RTC Canada is included in Other income on the Consolidated Statements of Income.

ERP Platform

The total capitalized costs of the Company’s SAP enterprise resource planning software platform (“the ERP Platform”) of $5.8 million are recorded on the Consolidated Balance Sheet in Other Assets. Amortization expense relating to the ERP Platform, which is recognized in depreciation and amortization expense in the Consolidated Statements of Income and Comprehensive Income, was $0.3 million for the three months ended September 30, 2021 and $0.5 million for the three months ended September 30, 2020, and $1.2 million for the nine months ended September 30, 2021 and $1.4 million for the nine months ended September 30, 2020. The Company estimates that amortization expense relating to the ERP Platform will be approximately $1.5 million in 2021 and $1.2 million per year for the next four years.

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

4 – Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share information):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator:
Numerator for basic and diluted earnings per share – Net income available to common shareholders	$69,399	$33,939	$172,776	$73,862
Denominator:
Denominator for basic earnings per share – weighted average shares outstanding	56,007	55,033	55,882	54,734
Effect of dilutive securities– Employee and director stock options and restricted share awards	1,799	1,410	1,952	1,195
Denominator for diluted earnings per share – adjusted weighted average shares outstanding and assumed conversions	57,806	56,443	57,834	55,929
Basic earnings per common share	$1.24	$0.62	$3.09	$1.35
Diluted earnings per common share and common share equivalents	$1.20	$0.60	$2.99	$1.32

Options to purchase shares of common stock that were outstanding for the three months and nine months ended September 30, 2021 and 2020 that were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Weighted average anti-dilutive options	624	1,100	460	1,799

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

Stock-based compensation expense, calculated using the Black-Scholes option-pricing model for employee stock options, and included in selling, general and administrative expense, was $3.1 million for the three months ended September 30, 2021, and $3.3 million for the three months ended September 30, 2020. Stock-based compensation expense was $18.3 million for the nine months ended September 30, 2021, and $15.5 million for the nine months ended September 30, 2020.

As of September 30, 2021, the Company had $10.3 million of unrecognized compensation expense related to non-vested employee stock options to be recognized over a weighted-average period of 2.3 years and $11.0 million of unrecognized compensation cost related to non-vested restricted stock awards to be recognized over a weighted-average period of 1.4 years.

6 – Financial Instruments and Fair Value

The Company measures certain financial assets and liabilities at fair value on a recurring basis. Financial instruments consist primarily of cash, accounts receivable, accounts payable and floor plan notes payable. The carrying values of the Company’s financial instruments approximate fair value due either to their short-term nature or existence of variable interest rates, which approximate market rates. Certain methods and assumptions were used by the Company in estimating the fair value of financial instruments as of September 30, 2021, and December 31, 2020. The carrying value of current assets and current liabilities approximates the fair value due to the short maturity of these items.

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

The following table contains summarized information about reportable segment revenues, segment income or loss from continuing operations and segment assets for the periods ended September 30, 2021 and 2020 (in thousands):

	Truck Segment	All Other	Total

As of and for the three months ended September 30, 2021

Revenues from external customers	$1,261,885	$4,636	$1,266,521
Segment operating income	89,841	328	90,169
Segment income before taxes	91,595	254	91,849
Segment assets	2,722,614	54,715	2,777,329

For the nine months ended September 30, 2021

Revenues from external customers	$3,801,675	$12,667	$3,814,342
Segment operating income	217,953	1,232	219,185
Segment income before taxes	222,218	1,017	223,235

As of and for the three months ended September 30, 2020

Revenues from external customers	$1,174,662	$3,906	$1,178,568
Segment operating income	42,714	154	42,868
Segment income before taxes	43,844	84	43,928
Segment assets	2,965,188	45,501	3,010,689

For the nine months ended September 30, 2020

Revenues from external customers	$3,456,780	$10,963	$3,467,743
Segment operating income	100,842	224	101,066
Segment income before taxes	98,097	12	98,109

8 – Income Taxes

The Company had unrecognized income tax benefits totaling $4.5 million as a component of accrued liabilities as of September 30, 2021 and December 31, 2020, the total of which, if recognized, would impact the Company’s effective tax rate. An unfavorable settlement may require a charge to income tax expense and a favorable resolution would be recognized as a reduction to income tax expense. The Company recognizes interest accrued related to unrecognized tax benefits in income tax expense. The Company had approximately $150,000 accrued for the payment of interest as of September 30, 2021 and December 31, 2020. No amounts were accrued for penalties.

The Company does not anticipate a significant change in the amount of unrecognized tax benefits in the next 12 months. As of September 30, 2021, the tax years ended December 31, 2017 through 2020 remained subject to audit by federal tax authorities, and the tax years ended December 31, 2016 through 2020, remained subject to audit by state tax authorities.

9 – Revenue

The Company’s revenues are primarily generated from the sale of finished products to customers. Those sales predominantly contain a single delivery element and revenue from such sales is recognized when the customer obtains control, which is typically when the finished product is delivered to the customer. The Company’s material revenue streams have been identified as the following: the sale of new and used commercial vehicles, arrangement of associated commercial vehicle financing and insurance contracts, the performance of commercial vehicle repair services and the sale of commercial vehicle parts. Taxes collected from customers relating to product sales and remitted to governmental authorities are excluded from revenues.

The following table summarizes the Company’s disaggregated revenue by revenue source for the three months and nine months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Commercial vehicle sales revenue	$729,344	$711,754	$2,274,332	$2,060,370
Parts revenue	274,551	235,282	778,479	683,684
Commercial vehicle repair service revenue	188,469	164,978	545,804	522,107
Finance revenue	3,757	3,107	12,210	7,986
Insurance revenue	3,094	2,526	8,513	7,074
Other revenue	4,617	3,008	12,692	10,538
Total	$1,203,832	$1,120,655	$3,632,030	$3,291,759

All of the Company's performance obligations and associated revenues are generally transferred to customers at a point in time. The Company did not have any material contract assets or contract liabilities on the balance sheet as of September 30, 2021. Revenues related to commercial vehicle sales, parts sales, commercial vehicle repair service, finance and the majority of the Company’s other revenues are related to the Truck Segment.

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

The Company’s policy is to depreciate its lease fleet using a straight-line method over each customer’s contractual lease term. The lease unit is depreciated to a residual value that is the estimated fair value of the lease unit at the expiration of the lease term. This policy results in the Company realizing reasonable gross margins while the unit is in service and a corresponding gain or loss on sale when the unit is sold at the end of the lease term.

Sales-type leases are recognized by the Company as lease receivables. The lessee obtains control of the underlying asset and the Company recognizes sales revenue upon lease commencement. The receivable for sales-type leases was $5.4 million as of September 30, 2021, and $5.6 million as of December 31, 2020, and is reflected in Other Assets on the Consolidated Balance Sheet.

Lease and rental income during the three and nine months ended September 30, 2021, and September 30, 2020, consisted of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Minimum rental payments	$54,267	$50,085	$157,919	$153,453
Nonlease payments	8,422	7,828	24,393	22,531
Total	$62,689	$57,913	$182,312	$175,984

11 – Accumulated Other Comprehensive Income (Loss)

The following table shows the components of accumulated other comprehensive income (loss) (in thousands):

Balance as of December 31, 2020	$869
Foreign currency translation adjustment	255
Balance as of March 31, 2021	1,124
Foreign currency translation adjustment	312
Balance as of June 30, 2021	1,436
Foreign currency translation adjustment	(471)
Balance as of September 30, 2021	$965

The equity method investment in RTC Canada was valued using the exchange rate of one US Dollar equals 1.2648 Canadian dollars as of September 30, 2021. The adjustment is reflected in Other Assets on the Consolidated Balance Sheet.

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

The following table summarizes the changes in the allowance for credit losses (in thousands):

	Balance December 31, 2020	Provision for the Nine Months Ended September 30, 2021	Write offs Against Allowance, net of Recoveries		Balance September 30, 2021

Commercial vehicle receivables	$172	$(101)	$	−	$71
Manufacturers’ receivables	136	906		(625)	417
Leasing, parts and service receivables	1,278	886		(1,071)	1,093
Other receivables	19	8		−	27
Total	$1,605	$1,699		$(1,696)	$1,608

13 – Asset Purchase Agreement

On September 7, 2021, the Company entered into an Asset Purchase Agreement with certain subsidiaries and affiliates of The Summit Truck Group (“Summit”) to acquire full-service commercial vehicle dealerships and Idealease franchises in Arkansas, Kansas, Mississippi, Missouri, Oklahoma, Tennessee and Texas. The acquisition includes Summit’s dealerships representing International, IC Bus, Idealease, Isuzu and other commercial vehicle manufacturers. The Company estimates that the purchase price will be approximately $223.0 million, excluding the anticipated purchase of certain real property of the Seller for approximately $60.0 million pursuant to one or more real property purchase agreements. At the closing, the Company anticipates that it will finance approximately $114.0 million of the purchase price. The closing of the transaction, expected in December 2021, is subject to, amongst other things, manufacturers’ approval, various regulatory approvals and the satisfaction of the closing conditions set forth in the asset purchase agreement. The Company does not expect to ultimately own Summit’s dealerships in Oklahoma or Mississippi.

14 – Lease and Rental Debt

On September 14, 2021, the Company entered into a credit agreement (“the WF Credit Agreement”) with the Lenders signatory thereto (the “WF Lenders”) and Wells Fargo Bank, National Association (“WF”), as administrative agent (in such capacity, the “WF Agent”). Pursuant to the terms of the WF Credit Agreement, the WF Lenders have agreed to make up to $250.0 million of revolving credit loans for certain of the Company’s capital expenditures, including commercial vehicle purchases for the Company’s Idealease lease and rental fleet, and general working capital needs. The Company expects to use the revolving credit loans available under the WF Credit Agreement primarily for the purpose of purchasing commercial vehicles for the Company’s Idealease lease and rental fleet.

The interest associated with the WF Credit Agreement was $1.2 million in the third quarter of 2021 and is recorded in interest expense on the financial statements. The WF Credit Agreement is a general borrowing facility, whereas prior to the WF Credit Agreement, interest expense associated with the Company’s Idealease lease and rental fleet was recorded in cost of sales as the borrowings were directly related to each lease and rental vehicle. This change in presentation of interest expense will result in increased gross margins from the Company’s Idealease lease and rental sales.

15 – Subsequent Event

On October 1, 2021, the Company entered into that certain Amended and Restated Inventory Financing and Purchase Money Security Agreement with PLC, a division of PACCAR Financial Corp. (the “PLC Agreement”). Pursuant to the terms of the PLC Agreement, PLC agreed to make up to $300.0 million of revolving credit loans to finance certain of our capital expenditures, including commercial vehicle purchases and other equipment to be leased or rented through the Company’s PacLease franchises. The interest associated with the PLC Agreement will be recorded in interest expense on the financial statements because the PLC Agreement is a general borrowing facility. This change in presentation of interest expense will result in increased gross margins from the Company’s PacLease lease and rental sales.

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

The COVID-19 Pandemic and Its Impact on Our Business

Our dealership network has remained operational since the beginning of the COVID-19 pandemic. While the COVID-19 pandemic is not over, business conditions have improved significantly since the second quarter of 2020. However, our industry continues to be impacted by supply chain issues generally believed to be attributable to the COVID-19 pandemic that are negatively affecting new commercial vehicle production and the availability of aftermarket parts.

Commercial Vehicle Sales

All of the commercial vehicle manufacturers that we represent resumed operations following any COVID-19 related shutdowns in 2020. However, supply chain delays related to commercial vehicle components have forced some of the manufacturers we represent to temporarily cease production at times and will limit the commercial vehicle industry’s ability to meet demand for commercial vehicles throughout the remainder of 2021 and into 2022. The decrease in the supply of new commercial vehicles has resulted in increased demand for used commercial vehicles.

Aftermarket Products and Services

With respect to our parts, service and collision center (collectively, “Aftermarket Products and Services”) departments, with some minor exceptions, our parts supply chain has remained relatively uninterrupted and our parts sales are back to pre-pandemic levels. We believe that the investments we made over the years with respect to our aftermarket strategic initiatives enabled us to mitigate some of the impact of the COVID-19 pandemic on our Aftermarket Products and Service business. However, with respect to parts availability going forward, we are dependent on our manufacturers and future production levels of certain parts and components are uncertain at this time. Although the supply chain disruptions are only impacting a small percentage of the parts we sell, any delay we experience in receiving a part has a corresponding delay in our completion of services on the commercial vehicle for which the part was ordered.

Rental and Leasing Operations

With respect to our rental and leasing operations, in 2020, we allowed certain credit-worthy customers serving industries that were dramatically impacted by the COVID-19 pandemic to skip up to three months of lease payments and either extend the lease term by three months or increase the remaining payments to keep the same lease term.  These customers have resumed payments. Revenues from our rental and leasing operations are back to pre-pandemic levels.

Liquidity

As of September 30, 2021, we had $259.7 million in cash. For further discussion of our liquidity, see the Liquidity and Capital Resources discussion set forth herein.

Outlook

A.C.T. Research Co., LLC (“A.C.T. Research”), a commercial vehicle industry data and forecasting service provider, currently forecasts new U.S. Class 8 retail truck sales to be 228,500 units in 2021, which would represent a 16.8% increase compared to 2020. While demand for new commercial vehicles is currently strong, we believe that component supply chain issues will continue to delay production, pushing new Class 8 truck deliveries into 2022, and negatively impacting our new Class 8 truck sales in the fourth quarter of this year. In addition, we have been informed by our manufacturers that production of commercial vehicles in 2022 will be allocated to all of their dealers based on historical purchases. While we do not yet know our allocation for 2022, we believe that our allocation of commercial vehicles will not be less than the number of commercial vehicles we expect to sell in 2021.

We expect our market share of new Class 8 truck sales to range between 5.0% and 5.2% in 2021. This market share percentage would result in the sale of approximately 11,400 to 11,900 of new Class 8 trucks in 2021, based on A.C.T. Research’s current U.S. retail sales estimate of 228,500 units.

With respect to new U.S. Class 4 through 7 retail commercial vehicle sales, A.C.T. Research currently forecasts sales to be 251,000 units in 2021, which would represent an 8.2% increase compared to 2020.  We expect our market share of new Class 4 through 7 commercial vehicle sales to range between 4.0% and 4.3% in 2021. This market share percentage would result in the sale of approximately 10,000 to 10,800 of new Class 4 through 7 commercial vehicles in 2021, based on A.C.T. Research’s current U.S. retail sales estimates of 251,000 units.

We expect to sell approximately 1,600 light-duty vehicles and approximately 7,200 to 7,400 used commercial vehicles in 2021. We expect lease and rental revenue to increase 5% to 7% during 2021, compared to 2020.

While parts supply chain constraints are expected to negatively impact the Aftermarket Products and Services industry for the remainder of 2021, we do not believe these constraints will have a significant overall effect on our Aftermarket Products and Services revenues. We believe our Aftermarket Products and Services revenues will increase 10% to 12% in 2021, compared to 2020.

In October 2021, we acquired an independent parts and service facility in Victorville, California that will be converted into a full service Peterbilt dealership. We also plan to acquire a full-service Hino and Isuzu dealership in Elk Grove, Illinois in November 2021. Additionally, on September 7, 2021, we entered into an agreement with certain subsidiaries and affiliates of The Summit Truck Group (“Summit”) to acquire full-service commercial vehicle dealerships and Idealease franchises in Arkansas, Kansas, Mississippi, Missouri, Oklahoma, Tennessee and Texas. The acquisition includes Summit’s dealerships representing International, IC Bus, Idealease, Isuzu and other commercial vehicle manufacturers. The closing of the transaction is subject to, amongst other things, manufacturers’ approval, various regulatory approvals and the satisfaction of the closing conditions set forth in the asset purchase agreement, but we expect the transaction to close in December 2021. We do not expect to ultimately own Summit’s dealerships in Oklahoma or Mississippi.

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

Results of Operations

The following discussion and analysis includes our historical results of operations for the three months and nine months ended September 30, 2021 and 2020.

The following table sets forth certain financial data as a percentage of total revenues for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue
New and used commercial vehicle sales	57.6%	60.4%	59.6%	59.4%
Aftermarket products and services sales	36.6	34.0	34.8	34.8
Lease and rental sales	4.9	4.9	4.8	5.1
Finance and insurance	0.5	0.5	0.5	0.4
Other	0.4	0.2	0.3	0.3
Total revenues	100.0	100.0	100.0	100.0
Cost of products sold	77.7	82.0	79.1	81.6
Gross profit	22.3	18.0	20.9	18.4
Selling, general and administrative	14.2	13.2	14.1	14.3
Depreciation and amortization	1.0	1.2	1.1	1.3
Gain on sale of assets	0.0	0.0	0.0	0.1
Operating income	7.1	3.6	5.7	2.9
Other income	0.2	0.2	0.1	0.1
Interest expense, net	0.0	0.1	0.0	0.2
Income before income taxes	7.3	3.7	5.8	2.8
Provision for income taxes	1.8	0.8	1.3	0.7
Net income	5.5%	2.9%	4.5%	2.1%

The following table sets forth for the periods indicated the percent of gross profit by revenue source:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Gross Profit:
New and used commercial vehicle sales	25.8%	25.2%	27.7%	23.8%
Aftermarket products and services sales	64.5	66.8	63.2	68.6
Lease and rental	5.6	3.9	4.9	3.6
Finance and insurance	2.4	2.7	2.6	2.4
Other	1.7	1.4	1.6	1.6
Total gross profit	100.0%	100.0%	100.0%	100.0%

The following table sets forth the unit sales and revenues for new heavy-duty, new medium-duty, new light-duty and used commercial vehicles and our absorption ratio (revenue in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	% Change	2021	2020	% Change
Vehicle unit sales:
New heavy-duty vehicles	2,537	2,584	-1.8%	8,486	7,528	12.7%
New medium-duty vehicles	2,792	2,941	-5.1%	7,951	8,538	-6.9%
New light-duty vehicles	361	283	27.6%	1,228	804	52.7%
Total new vehicle unit sales	5,690	5,808	-2.0%	17,665	16,870	4.7%
Used vehicles	1,712	2,055	-16.7%	5,730	5,381	6.5%
Vehicle revenues:
New heavy-duty vehicles	$376.2	$370.8	1.5%	$1,261.1	$1,129.3	11.7%
New medium-duty vehicles	230.4	247.5	-6.9%	644.9	683.2	-5.6%
New light-duty vehicles	16.4	12.1	35.5%	56.2	34.8	61.5%
Total new vehicle revenue	$623.0	$630.4	-1.2%	$1,986.2	$1,847.3	6.2%
Used vehicle revenue	$103.0	$76.2	35.2%	$303.9	$202.7	49.9%
Other vehicle revenues:(1)	$3.3	$5.2	-36.5%	$8.2	$10.4	-21.2%
Absorption ratio:	134.0%	119.4%	12.2%	128.7%	114.6%	12.3%
(1) Includes sales of truck bodies, trailers and other new equipment.

Key Performance Indicator

Absorption Ratio

Management uses several performance metrics to evaluate the performance of our commercial vehicle dealerships and considers Rush Truck Centers’ “absorption ratio” to be of critical importance. Absorption ratio is calculated by dividing the gross profit from our Aftermarket Products and Services departments by the overhead expenses of all of a dealership’s departments, except for the selling expenses of the new and used commercial vehicle departments and carrying costs of new and used commercial vehicle inventory. When 100% absorption is achieved, all of the gross profit from the sale of a commercial vehicle, after sales commissions and inventory carrying costs, directly impacts operating profit. Our commercial vehicle dealerships achieved a 134.0% absorption ratio for the third quarter of 2021 compared to a 119.4% absorption ratio for the third quarter of 2020.

Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020

Revenues

Total revenues increased $88.0 million, or 7.5%, in the third quarter of 2021, compared to the third quarter of 2020.

Our Aftermarket Products and Services revenues totaled $463.0 million in the third quarter of 2021, up 15.7% from the third quarter of 2020. This increase was primarily due to the overall continued recovery of the national economy and strong demand for aftermarket parts and services.

Revenues from sales of new and used commercial vehicles increased $17.6 million, or 2.5%, in the third quarter of 2021, compared to the third quarter of 2020. This increase was also primarily due to the continued recovery of the national economy, which has led to strong freight rates throughout the country and strong demand for commercial vehicles.

We sold 2,537 new Class 8 trucks in the third quarter of 2021, a 1.8% decrease compared to 2,584 new Class 8 trucks sold in the third quarter of 2020. Our new Class 8 truck sales were negatively impacted by industry-wide new truck production constraints. According to A.C.T. Research, retail sales in the U.S. Class 8 truck market increased 2.5% in the third quarter of 2021, compared to the third quarter of 2020.

We sold 2,792 new Class 4 through 7 medium-duty commercial vehicles, including 410 buses, in the third quarter of 2021, a 5.1% decrease compared to 2,941 new medium-duty commercial vehicles, including 429 buses, in the third quarter of 2020. Our third quarter 2021 new Class 4 through 7 commercial vehicle sales were negatively impacted by industry-wide new truck production constraints. A.C.T. Research estimates that unit sales of new Class 4 through 7 commercial vehicles in the U.S. decreased approximately 2.2% in the third quarter of 2021, compared to the third quarter of 2020.

We sold 361 light-duty vehicles in the third quarter of 2021, a 27.6% increase compared to 283 light-duty vehicles sold in the third quarter of 2020.

We sold 1,712 used commercial vehicles in the third quarter of 2021, a 16.7% decrease compared to 2,055 used commercial vehicles in the third quarter of 2020. Demand for used commercial vehicles remained strong in the third quarter of 2021, driven in large part by production delays for new Class 8 trucks, however, the number of used commercial vehicles we will be able to sell depends on our ability to acquire quality used commercial vehicle inventory. We believe used truck values will decrease when new truck production increases; however, we believe demand for used trucks will remain strong through 2021 and into 2022.

Commercial vehicle lease and rental revenues increased $4.8 million, or 8.2%, in the third quarter of 2021, compared to the third quarter of 2020. The increase is primarily due to increased rental fleet utilization and strong demand for vehicles to lease, which is partly due to the limited supply of new commercial vehicles.

Finance and insurance revenues increased $1.2 million, or 21.6%, in the third quarter of 2021, compared to the third quarter of 2020. We expect finance and insurance revenues to fluctuate proportionately with our new and used commercial vehicle sales in 2021. Finance and insurance revenues have limited direct costs and, therefore, contribute a disproportionate share of our operating profits.

Gross Profit

Gross profit increased $69.8 million, or 32.9%, in the third quarter of 2021, compared to the third quarter of 2020. Gross profit as a percentage of sales increased to 22.3% in the third quarter of 2021, from 18.0% in the third quarter of 2020. This increase in gross profit as a percentage of sales is a result of widespread increased gross margins across all of our operations.

Gross margins from our Aftermarket Products and Services operations increased to 39.3% in the third quarter of 2021, from 35.4% in the third quarter of 2020, which is primarily related to the increase in parts rebates from parts suppliers and increases in parts list pricing by the manufacturers we represent, which lead to increased margins on parts sales with respect to inventory acquired prior to the manufacturers’ price increases, compared to the third quarter of 2020. Gross profit for the Aftermarket Products and Services departments increased to $182.2 million in the third quarter of 2021, from $141.9 million in the third quarter of 2020. Historically, gross margins on parts sales range from 27% to 28% and gross margins on service and collision center operations range from 67% to 68%. Gross profits from parts sales represented 62.4% of total gross profit for Aftermarket Products and Services operations in the third quarter of 2021 and 58.8% in the third quarter of 2020. Service and collision center operations represented 37.6% of total gross profit for Aftermarket Products and Services operations in the third quarter of 2021 and 41.2% in the third quarter of 2020.

Gross margins on new Class 8 truck sales increased to 8.7% in the third quarter of 2021, from 7.8% in the third quarter of 2020. This increase is primarily due to strong demand for Class 8 trucks and the mix of purchasers during the third quarter of 2021. In 2021, we expect overall gross margins from new Class 8 truck sales of approximately 8.0% to 9.0%.

Gross margins on new Class 4 through 7 commercial vehicle sales increased to 8.0% in the third quarter of 2021, from 5.9% in the third quarter of 2020. This increase is primarily due to the mix of purchasers during the third quarter of 2021. For 2021, we expect overall gross margins from new medium-duty commercial vehicle sales of approximately 6.5% to 7.5%, but this will largely depend upon the mix of purchasers and types of vehicles sold.

Gross margins on used commercial vehicle sales increased to 19.7% in the third quarter of 2021, from 12.0% in the third quarter of 2020. This increase in margins in the third quarter of 2021 was primarily due to the increase in used truck values due to strong demand for used commercial vehicles. The lower margins that we recognized in 2020 were due to weak demand for used trucks in early 2020 caused by the beginning of the COVID-19 pandemic and the write-down of used truck inventory values to account for extremely weak market conditions at that time. We expect margins on used commercial vehicles to be approximately 12% to 16% for the remainder of 2021.

Gross margins from truck lease and rental sales increased to 25.1% in the third quarter of 2021, from 14.4% in the third quarter of 2020. This increase is primarily related to increased rental fleet utilization and changes to the way we finance commercial vehicles for our lease and rental fleet. In the third quarter of 2021, we entered into a credit agreement with Wells Fargo Bank, N.A. in the amount of $250.0 million (the “WF Credit Agreement”) that allows us to finance a portion of our Idealease lease and rental fleet through a general borrowing facility. The interest associated with the WF Credit Agreement is recorded in interest expense on the financial statements and was $1.2 million in the third quarter of 2021. Prior to the WF Credit Agreement, interest expense associated with our Idealease lease and rental fleet was recorded in cost of sales as the borrowings were directly related to each lease and rental vehicle. This change in presentation of interest expense will result in increased gross margins from our Idealease truck lease and rental sales. In October of 2021, we entered into a similar credit agreement with PACCAR Leasing Company (“PLC”) in the amount of $300.0 million for our PacLease lease and rental fleet. Our policy is to depreciate our lease and rental fleet using a straight-line method over each customer’s contractual lease term. Each lease unit is depreciated to a residual value that approximates fair value at the expiration of the lease term. This policy results in us realizing reasonable gross margins while the unit is in service and a corresponding gain or loss on sale when the unit is sold at the end of the lease term.

Finance and insurance revenues and other income, as described above, have limited direct costs and, therefore, contribute a disproportionate share of gross profit.

Selling, General and Administrative Expenses

Selling, General and Administrative (“SG&A”) expenses increased $24.4 million, or 15.7%, in the third quarter of 2021, compared to the third quarter of 2020. This increase resulted from increased personnel expense and increased selling expense, compared to 2020. SG&A expenses as a percentage of total revenues increased to 14.2% in the third quarter of 2021, from 13.2% in the third quarter of 2020. Annual SG&A expenses as a percentage of total revenues have ranged from 12.4% to 14.0% over the last five years. For 2021, we expect SG&A expenses as a percentage of total revenues to range from 13.0% to 14.0%, due to the increase in revenues from sales of new and used commercial vehicles and Aftermarket Products and Services. For 2021, we expect the selling portion of SG&A expenses to be approximately 25.0% to 30.0% of new and used commercial vehicle gross profit.

Depreciation and Amortization Expense

Depreciation and amortization expense decreased $1.3 million, or 8.9%, in the third quarter of 2021, compared to the third quarter of 2020.

Interest Expense, Net

Net interest expense decreased $0.8 million, or 74.3%, in the third quarter of 2021, compared to the third quarter of 2020. This decrease was primarily due to the decrease in floorplan liability related to lower commercial vehicle inventory levels, the product mix of our commercial vehicle inventory and the reduction in our real estate debt. During the third quarter of 2021, a higher portion of our vehicle inventory was from commercial vehicle manufacturers that were offering more favorable floorplan terms than in the third quarter of 2020.

Income before Income Taxes

As a result of the factors described above, income before income taxes increased $47.9 million, or 109.1%, in the third quarter of 2021, compared to the third quarter of 2020.

Income Taxes

Income taxes increased $12.5 million, or 124.7%, in the third quarter of 2021, compared to the third quarter of 2020. We provided for taxes at a 24.75% effective rate in the third quarter of 2021 and 22.7% in the third quarter of 2020. We expect our effective tax rate to be approximately 23.0% to 24.0% of pretax income in 2021.

Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020

Unless otherwise stated below, our variance explanations and future expectations with regard to the items discussed in this section are set forth in the discussion of the Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020.

Revenues

Total revenues increased $346.6 million, or 10.0%, in the first nine months of 2021, compared to the first nine months of 2020.

Aftermarket Products and Services revenues increased $118.5 million, or 9.8%, in the first nine months of 2021, compared to the first nine months of 2020.

Revenues from the sales of new and used commercial vehicles increased $214.0 million, or 10.4%, in the first nine months of 2021, compared to the first nine months of 2020.

We sold 8,486 new Class 8 heavy-duty trucks during the first nine months of 2021, a 12.7% increase compared to 7,528 new Class 8 heavy-duty trucks in the first nine months of 2020. According to A.C.T. Research, new U.S. Class 8 truck sales increased 22.6% in the first nine months of 2021, compared to the first nine months of 2020.

We sold 7,951 new Class 4 through 7 medium-duty commercial vehicles, including 788 buses, during the first nine months of 2021, a 6.9% decrease compared to 8,538 new Class 4 through 7 medium-duty commercial vehicles, including 853 buses, in the first nine months of 2020. New Class 4 through 7 commercial vehicle sales in the first nine months of 2021 were negatively impacted by new truck production constraints on the manufacturers we represent. A.C.T. Research estimates that unit sales of new Class 4 through 7 commercial vehicles, including buses, in the U.S increased approximately 11.6% in the first nine months of 2021, compared to the first nine months of 2020.

We sold 1,228 new light-duty commercial vehicles during the first nine months of 2021, a 52.7% increase compared to 804 light-duty commercial vehicles in the first nine months of 2020.

We sold 5,730 used commercial vehicles during the first nine months of 2021, a 6.5% increase compared to 5,381 used commercial vehicles in the first nine months of 2020.

Truck lease and rental revenues increased $6.3 million, or 3.6%, in the first nine months of 2021, compared to the first nine months of 2020.

Finance and insurance revenues increased $5.7 million, or 37.6%, in the first nine months of 2021, compared to the first nine months of 2020.

Gross Profit

Gross profit increased $158.6 million, or 24.8%, in the first nine months of 2021, compared to the first nine months of 2020. Gross profit as a percentage of sales increased to 20.9% in the first nine months of 2021, from 18.4% in the first nine months of 2020.

Gross margins from our Aftermarket Products and Services operations increased to 38.1% in the first nine months of 2021, from 36.4% in the first nine months of 2020. Gross profit for the Aftermarket Products and Services departments was $504.5 million in the first nine months of 2021, compared to $438.8 million in the first nine months of 2020. Gross profits from parts sales represented 61.0% of total gross profit for Aftermarket Products and Services operations in the first nine months of 2021 and 59.3% in the first nine months of 2020. Service and collision center operations represented 39.0% of total gross profit for Aftermarket Products and Services operations in the first nine months of 2021 and 40.7% in the first nine months of 2020.

Gross margins on new Class 8 truck sales were 8.9% in the first nine months of 2021 and 8.1% in the first nine months of 2020.

Gross margins on new Class 4 through 7 medium-duty commercial vehicle sales increased to 7.5% in the first nine months of 2021, from 6.0% in the first nine months of 2020.

Gross margins on used commercial vehicle sales increased to 18.4% in the first nine months of 2021, from 8.0% in the first nine months of 2020.

Gross margins from truck lease and rental sales increased to 21.3% in the first nine months of 2021, from 12.9% in the first nine months of 2020.

Selling, General and Administrative Expenses

SG&A expenses increased $42.8 million, or 8.6%, in the first nine months of 2021, compared to the first nine months of 2020. SG&A expenses equaled 14.2% of total revenue in the first nine months of 2021, and 14.3% in the first nine months of 2020.

Depreciation and Amortization Expense

Depreciation and amortization expense decreased $3.0 million, or 6.9%, in the first nine months of 2021, compared to the first nine months of 2020.

Interest Expense, Net

Net interest expense decreased $7.5 million, or 93.0%, in the first nine months of 2021, compared to the first nine months of 2020.

Income before Income Taxes

Income before income taxes increased $125.1 million, or 127.5%, in the first nine months of 2021, compared to the first nine months of 2020.

Provision for Income Taxes

Income taxes increased $26.2 million, or 108.1%, in the first nine months of 2021, compared to the first nine months of 2020. We provided for taxes at a 23.0% rate in the first nine months of 2021 and a 24.7% rate in the first nine months of 2020.

Liquidity and Capital Resources

Our short-term cash requirements are primarily for working capital, inventory financing, the renovation and expansion of existing facilities and the construction or purchase of new facilities. Historically, these cash requirements have been met through the retention of profits, borrowings under our floor plan arrangements and bank financings. As of September 30, 2021, we had working capital of approximately $405.3 million, including $259.7 million in cash, available to fund our operations. We believe that these funds, together with expected cash flows from operations, are sufficient to meet our operating requirements for at least the next twelve months. From time to time, we utilize our excess cash on hand to pay down our outstanding borrowings under our floor plan credit agreement with BMO Harris Bank N.A. (“BMO Harris”) (the “Floor Plan Credit Agreement”), and the resulting interest earned is recognized as an offset to our gross interest expense under the Floor Plan Credit Agreement.

We have a secured line of credit that provides for a maximum borrowing of $15.0 million. There were no advances outstanding under this secured line of credit at September 30, 2021, however, $11.9 million was pledged to secure various letters of credit related to self-insurance products, leaving $3.1 million available for future borrowings as of September 30, 2021.

Our long-term debt, floor plan financing agreements and the WF Credit Agreement require us to satisfy various financial ratios such as the leverage ratio, the asset coverage ratio and the fixed charge coverage ratio. As of September 30, 2021, we were in compliance with all debt covenants related to debt secured by lease and rental units, our floor plan credit agreements and the WF Credit Agreement. We do not anticipate any breach of the covenants in the foreseeable future.

We expect to purchase or lease commercial vehicles worth approximately $150.0 million to $180.0 million for our leasing operations during 2021, depending on customer demand, most of which will be financed. We also expect to make capital expenditures for recurring items such as computers, shop tools and equipment and vehicles of approximately $30.0 million to $35.0 million during 2021.

During the third quarter of 2021, we paid a cash dividend of $10.6 million. Additionally, on October 20, 2021, our Board of Directors declared a cash dividend of $0.19 per share of Class A and Class B Common Stock, to be paid on December 10, 2021, to all shareholders of record as of November 8, 2021. The total dividend disbursement is estimated at approximately $10.6 million. We expect to continue paying cash dividends on a quarterly basis. However, there is no assurance as to future dividends because the declaration and payment of such dividends is subject to the business judgment of our Board of Directors and will depend on historic and projected earnings, capital requirements, covenant compliance and financial conditions and such other factors as our Board of Directors deem relevant.

On December 8, 2020, we announced that our Board of Directors approved a new stock repurchase program authorizing management to repurchase, from time to time, up to an aggregate of $100.0 million of our shares of Class A Common Stock and/or Class B Common Stock. In connection with the adoption of the new stock repurchase plan, we terminated the prior stock repurchase plan, which was scheduled to expire on December 31, 2020. Repurchases, if any, will be made at times and in amounts as we deem appropriate and may be made through open market transactions at prevailing market prices, privately negotiated transactions or by other means in accordance with federal securities laws. The actual timing, number and value of repurchases under the stock repurchase program will be determined by management at its discretion and will depend on a number of factors, including market conditions, stock price and other factors, including those related to the ownership requirements of our dealership agreements with Peterbilt. As of September 30, 2021, we had repurchased $23.8 million of our shares of common stock under the current stock repurchase program. The current stock repurchase program expires on December 31, 2021, and may be suspended or discontinued at any time.

We anticipate funding the capital expenditures for the improvement and expansion of existing facilities and recurring expenses through our operating cash flows. We have the ability to fund the construction or purchase of new facilities through our operating cash flows or by financing.

On September 7, 2021, we entered into an Asset Purchase Agreement to acquire substantially all of the assets and assume certain liabilities of Summit Truck Group, LLC, a Texas limited liability company, and certain of its subsidiaries and affiliates (collectively, “Summit”), which assets are currently used in the conduct of commercial vehicle sales, leasing, rental, parts and service business operated by Summit at its dealership facilities located in Arkansas, Kansas, Mississippi, Missouri, Oklahoma, Tennessee and Texas. We estimate that the purchase price, including goodwill, but excluding any real property, will be approximately $223.0 million. At the closing, we anticipate that we will finance approximately $114.0 million of the purchase price. In connection with the transaction, we also anticipate purchasing certain real property of the Seller for approximately $60.0 million pursuant to one or more real property purchase agreements. We do not expect to ultimately own Summit’s dealerships located in Oklahoma or Mississippi.

We have no other material commitments for capital expenditures as of September 30, 2021. However, we will continue to purchase vehicles for our lease and rental operations and authorize capital expenditures for the improvement or expansion of our existing dealership facilities and construction or purchase of new facilities based on market opportunities.

Cash Flows

Cash and cash equivalents decreased by $52.4 million during the nine months ended September 30, 2021 and increased by $77.9 million during the nine months ended September 30, 2020. The major components of these changes are discussed below.

Cash Flows from Operating Activities

Cash flows from operating activities include net income adjusted for non-cash items and the effects of changes in working capital. During the first nine months of 2021, operating activities resulted in net cash provided by operations of $438.6 million. Net cash provided by operating activities primarily consisted of $172.8 million in net income, as well as non-cash adjustments related to depreciation and amortization of $126.7 million, stock-based compensation of $18.3 million and the benefit for deferred income tax expense of $23.0 million. Cash provided by operating activities included an aggregate of $148.2 million net change in operating assets and liabilities. Included in the net change in operating assets and liabilities were cash inflows of $147.3 million from the decrease in inventories, $23.2 million from the decrease in accounts receivable and $16.7 million from the increase in accounts payable, which was offset by cash outflows of $8.4 million from decreases in accrued liabilities and $30.4 million from the decrease in customer deposits. The majority of our commercial vehicle inventory is financed through our floor plan credit agreements.

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

Cash Flows from Investing Activities

During the first nine months of 2021, cash used in investing activities was $121.4 million. Cash flows used in investing activities consists primarily of cash used for capital expenditures. Capital expenditures were $122.3 million during the first nine months of 2021 and consisted primarily of purchases of property and equipment and improvements to our existing dealership facilities. Property and equipment purchases during the first nine months of 2021 included $88.0 million for additional units for the rental and leasing operations.

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

Cash Flows from Financing Activities

Cash flows from financing activities include borrowings and repayments of long-term debt and net proceeds of floor plan notes payable, non-trade. During the first nine months of 2021, financing activities resulted in net cash used in financing of $369.6 million, primarily related to $157.4 million from net payments on floor plan notes payable, non-trade, $232.8 million used for principal repayments of long-term debt and capital lease obligations, $21.7 million used for repurchases of common stock and $30.5 million used for payment of cash dividends. These cash outflows were offset by cash inflows of $6.4 million from the issuance of shares related to equity compensation plans and borrowings of $66.4 million of long-term debt. The borrowings of long-term debt were primarily related to purchasing units for the rental and leasing operations.

During the first nine months of 2020, financing activities resulted in net cash used in financing of $413.6 million, primarily related to $320.3 million from net payments on floor plan notes payable, non-trade, $212.2 million used for principal repayments of long-term debt and capital lease obligations, $22.4 million used for repurchases of common stock and $14.7 million used for payment of cash dividends. These cash outflows were offset by cash inflows of $16.1 million from the issuance of shares related to equity compensation plans and borrowings of $139.9 million of long-term debt. The borrowings of long-term debt were primarily related to purchasing units for our rental and leasing operations.

On September 14, 2021, we entered into the WF Credit Agreement with the Lenders signatory thereto (the “WF Lenders”) and Wells Fargo Bank, National Association (“WF”), as Administrative Agent (in such capacity, the “WF Agent”). Pursuant to the terms of the WF Credit Agreement, the WF Lenders have agreed to make up to $250.0 million of revolving credit loans for certain of our capital expenditures, including commercial vehicle purchases for our Idealease leasing and rental fleet, and general working capital needs. We expect to use the revolving credit loans available under the WF Credit Agreement primarily for the purpose of purchasing commercial vehicles for our Idealease lease and rental fleet. We may borrow, repay and reborrow loans from time to time until the maturity date. Borrowings under the WF Credit Agreement bear interest per annum, payable on each interest payment date, as defined in the WF Credit Agreement, at (A) the daily simple secured overnight financing rate (“SOFR”) rate plus (i) 1.25% or (ii) 1.5%, depending on our consolidated leverage ratio or (B) on or after the term SOFR transition date, the term SOFR rate plus (i) 1.25% or (ii) 1.5%, depending on our consolidated leverage ratio. The WF Credit Agreement expires on September 14, 2024, although, upon the occurrence and during the continuance of an event of default, the WF Agent has the right to, or upon the request of the required lenders must, terminate the commitments and declare all outstanding principal and interest due and payable. We may terminate the commitments at any time.

On October 1, 2021, we entered into that certain Amended and Restated Inventory Financing and Purchase Money Security Agreement with PLC, a division of PACCAR Financial Corp. (the “PLC Agreement”). Pursuant to the terms of the PLC Agreement, PLC agreed to make up to $300 million of revolving credit loans to finance certain of our capital expenditures, including commercial vehicle purchases and other equipment to be leased or rented through our PacLease franchises. We may borrow, repay and reborrow loans from time to time until the maturity date, provided, however, that the outstanding principal amount on any date shall not exceed the borrowing base. Advances under the PLC Agreement bear interest per annum, payable on the fifth day of the following month, at our option, at either (A) the prime rate, minus 1.55%, provided that the floating rate of interest is subject to a floor of 0%, or (B) a fixed rate, to be determined between us and PLC in each instance of borrowing at a fixed rate. The PLC Agreement expires on October 1, 2025, although either party has the right to terminate the PLC Agreement at any time upon 180 days written notice. If we terminate the PLC Agreement prior to October 1, 2025, then all payments will be deemed to be voluntary prepayments subject to a potential prepayment premium.

Most of our commercial vehicle purchases are made on terms requiring payment to the manufacturer within 15 days or less from the date the commercial vehicles are invoiced from the factory. On September 14, 2021, we entered into the Fifth Amended and Restated Floor Plan Credit Agreement with BMO Harris Bank N.A. and the lenders signatory thereto (the Floor Plan Credit Agreement). Prior to the Floor Plan Credit Agreement, we financed the majority of all new commercial vehicle inventory and the loan value of our used commercial vehicle inventory under the Fourth Amended and Restated Floor Plan Credit Agreement with BMO Harris Bank N.A. and the majority of such financings will continue to occur under the Floor Plan Credit Agreement. The Floor Plan Credit Agreement includes an aggregate loan commitment of $1.0 billion. Borrowings under the Floor Plan Credit Agreement bear interest at an annual rate equal to (A) the greater of (i) zero and (ii) one month LIBOR rate, determined on the last day of the prior month, plus (B) 1.10% and are payable monthly. Loans under the Floor Plan Credit Agreement for the purchase of used inventory are limited to $150.0 million and loans for working capital purposes are limited to $200.0 million. The Floor Plan Credit Agreement expires September 14, 2026, although BMO Harris has the right to terminate at any time upon 360 days written notice and we may terminate at any time, subject to specified limited exceptions. On September 30, 2021, we had approximately $333.7 million outstanding under the Floor Plan Credit Agreement. The average daily outstanding borrowings under the Floor Plan Credit Agreement were $376.8 million during the nine months ended September 30, 2021. We utilize our excess cash on hand to pay down our outstanding borrowings under the Floor Plan Credit Agreement, and the resulting interest earned is recognized as an offset to our gross interest expense under the Floor Plan Credit Agreement.

Navistar Financial Corporation and Peterbilt offer trade terms that provide an interest-free inventory period for certain new commercial vehicles. This interest-free period is generally 15 to 60 days. If the commercial vehicle is not sold within the interest-free period, we then finance the commercial vehicle under the Floor Plan Credit Agreement.

Backlog

On September 30, 2021, our backlog of commercial vehicle orders was approximately $2,720.2 million, compared to a backlog of commercial vehicle orders of approximately $1,067.3 million on September 30, 2020. Our backlog is determined quarterly by multiplying the number of new commercial vehicles for each particular type of commercial vehicle ordered by a customer at our Rush Truck Centers by the recent average selling price for that type of commercial vehicle. We include only confirmed orders in our backlog. However, such orders are subject to cancellation. In the event of order cancellation, we have no contractual right to the total revenues reflected in our backlog. The delivery time for a custom-ordered commercial vehicle varies depending on the truck specifications and demand for the particular model ordered. We sell the majority of our new heavy-duty commercial vehicles by customer special order and we sell the majority of our medium- and light-duty commercial vehicles out of inventory. Orders from a number of our major fleet customers are included in our backlog as of September 30, 2021, and we are uncertain of when we will fill our backlog orders due to the current supply chain delays.

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

We are exposed to market risk through interest rates related to our floor plan financing agreements, the WF Credit Agreement, the PLC Agreement and discount rates related to finance sales. The majority of floor plan debt is based on LIBOR. As of September 30, 2021, we had floor plan borrowings of approximately $354.3 million. Assuming an increase or decrease in LIBOR of 100 basis points, annual interest expense could correspondingly increase or decrease by approximately $3.5 million.

ITEM 4. Controls and Procedures.

The Company, under the supervision and with the participation of management, including the Company’s principal executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the principal executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2021 to ensure that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) is accumulated and communicated to Company management, including the principal executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting that occurred during the three months ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. Risk Factors.

While we attempt to identify, manage and mitigate risks and uncertainties associated with our business to the extent practical under the circumstances, some level of risk and uncertainty will always be present. Item 1A, Part I of our 2020 Annual Report on Form 10-K describes some of the risks and uncertainties associated with our business that have the potential to materially affect our business, financial condition or results of operations.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Company did not make any unregistered sales of equity securities during the third quarter of 2021.

A summary of the Company’s stock repurchase activity for the third quarter of 2021 is as follows:

Period	Total Number of Shares Purchased (1)(2)(3)	Average Price Paid Per Share (1)		Total Number of Shares Purchased as Part of a Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (3)
July 1 – July 31, 2021	49,499	$41.30	(4)	49,499	$85,417,276
August 1 – August 31, 2021	107,367	44.36	(5)	107,367	80,651,633
September 1 – September 30, 2021	102,145	43.22	(6)	102,145	76,233,995
Total	259,011			259,011

(1)	The calculation of the average price paid per share does not give effect to any fees, commissions or other costs associated with the repurchase of such shares.
(2)	The shares represent Class B Common Stock repurchased by the Company.

(3)

On December 8, 2020, we announced the approval of a new stock repurchase program authorizing management to repurchase, from time to time, up to an aggregate of $100.0 million of our shares of Class A Common Stock and/or Class B Common Stock.

(4)	Represents 8,841 shares of Class A Common Stock at an average price paid per share of $46.62 and 40,658 shares of Class B Common Stock at an average price paid per share of $40.15.
(5)	Represents 84,675 shares of Class A Common Stock at an average price paid per share of $44.69 and 22,692 shares of Class B Common Stock at an average price paid per share of $43.11.
(6)	Represents 77,250, shares of Class A Common Stock at an average price paid per share of $43.33 and 24,895 shares of Class B Common Stock at an average price paid per share of $42.87.

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
3.3

First Amendment to Amended and Restated Bylaws of Rush Enterprises, Inc. (incorporated herein by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K (File No. 000-20797) filed May 24, 2021)

10.1

Asset Purchase Agreement, dated as of September 7, 2021 by and among certain subsidiaries of Rush Enterprises, Inc. and certain subsidiaries of Summit Truck Group (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 000-20797) filed September 13, 2021)

10.2

Fifth Amended and Restated Credit Agreement, dated as of September 14, 2021 by and among Rush Enterprises, Inc., the subsidiaries of Rush party thereto as borrowers, the Lenders signatory thereto and BMO Harris Bank N.A., as Administrative Agent and Collateral Agent (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 000-20797) filed September 20, 2021)

10.3

Credit Agreement, dated as of September 14, 2021 by and among Rush Enterprises, Inc., the subsidiaries of Rush party thereto as borrowers, the Lenders signatory thereto and Wells Fargo Bank, National Association, as Administrative Agent (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (File No. 000-20797) filed September 20, 2021)

10.4

Collateral Agreement, dated as of September 14, 2021, executed by Rush Enterprises, Inc. and the subsidiaries of Rush party thereto as borrowers in favor of Wells Fargo Bank, National Association, as Administrative Agent (incorporated herein by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K (File No. 000-20797) filed September 20, 2021)

10.5

Guaranty Agreement, dated as of September 14, 2021, executed by Rush Enterprises, Inc. in favor of Wells Fargo Bank, National Association, as Administrative Agent (incorporated herein by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K (File No. 000-20797) filed September 20, 2021)

10.6

Amended and Restated Inventory Financing and Purchase Money Security Agreement, dated as of October 1, 2021 by and between Rush Truck Leasing, Inc. and PACCAR Leasing Company (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 000-20797) filed October 7, 2021)

10.7

Promissory Note dated October 1, 2021 issued by Rush Truck Leasing, Inc. in favor of PACCAR Leasing Company (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (File No. 000-20797) filed October 7, 2021)

10.8

Corporate Guarantee dated November 1, 2002, issued by Rush Enterprises, Inc. in favor of PACCAR Leasing Company (incorporated herein by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K (File No. 000-20797) filed October 7, 2021)

31.1*	Certification of CEO pursuant to Rules 13a-14(a) and 15d-14(a) adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of CFO pursuant to Rules 13a-14(a) and 15d-14(a) adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of CEO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of CFO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

*	filed herewith
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

RUSH ENTERPRISES, INC.

Date: November 5, 2021	By:	/s/ W.M. “RUSTY” RUSH
W.M. “Rusty” Rush
President, Chief Executive Officer and
Chairman of the Board
(Principal Executive Officer)

Date: November 5, 2021	By:	/s/ STEVEN L. KELLER
Steven L. Keller
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)